Form 10-K
period 2011-12-31
BIOGEN IDEC INC.
filed 2012-02-03
CIK 875045

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 0-19311

BIOGEN IDEC INC.

(Exact name of registrant as specified in its charter)

Delaware	33-0112644
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

133 Boston Post Road, Weston, Massachusetts 02493

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐        No ☑

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) computed by reference to the price at which the common stock was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $25,908,506,479.

As of January 31, 2012, the registrant had 238,725,065 shares of common stock, $0.0005 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for our 2012 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

BIOGEN IDEC INC.

ANNUAL REPORT ON FORM 10-K

For the Year Ended December 31, 2011

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that are based on our current beliefs and expectations. These forward-looking statements may be accompanied by such words as “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “project,” “target,” “will” and other words and terms of similar meaning. Reference is made in particular to forward-looking statements regarding:

•

the anticipated amount, timing and accounting of product revenues, joint business revenues, royalty revenues, milestone and other payments under licensing, collaboration or acquisition agreements, tax positions and contingencies, effective tax rate, doubtful accounts, cost of sales, expenses, and amortization of intangible assets;

•	our plans to develop further risk stratification protocols for TYSABRI and the impact of such protocols;

•	product pricing and pricing pressures;

•	the expected lifetime revenue of AVONEX and amortization recorded in relation to its core technology;

•	the anticipated regulatory submissions for and launch of BG-12 as well as the data and market exclusivity rights associated with the commercialization of BG-12;

•	additional planned launches of FAMPYRA;

•

the incidence, timing, outcome and impact of proceedings related to: patents and other intellectual property rights; tax audits, assessments and settlements; product liability claims; and other legal proceedings;

•	the impact of accounting standards;

•	the costs and scope of, timing of enrollment and data readouts for, and regulatory actions related to, the development and commercialization of our pipeline products and services;

•	the timing and financial impact of U.S. healthcare reform, including the annual fee on prescription drug manufacturers, and other measures worldwide designed to reduce healthcare costs;

•	the impact that the deterioration of the credit and economic conditions in certain countries in Europe may have on the collection of outstanding receivables in such countries;

•	our ability to finance our operations and business initiatives and obtain funding for such activities;

•	our reliance on third parties for certain aspects of our business;

•	share repurchase activity, dividends, and availability of our unrepatriated foreign earnings;

•	the financial and operational impact of our restructuring initiatives;

•	patent terms, patent term extensions and patent office actions;

•	manufacturing capacity and contract manufacturing activity;

•	the operation and development of our biosimilar arrangement with Samsung BioLogics Co. Ltd.;

•	the expected financial impact of vacating our facility in Weston, MA;

•	the location of, plans for, and financial impact of our manufacturing facilities, corporate headquarters and other properties; and

•	the drivers for growing our business, including our plans to pursue business development and research opportunities, and competitive conditions.

These forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those reflected in such statements, including those that are described in the “Risk Factors” section of this report and elsewhere within this report. You should not place undue reliance on these statements. Forward-looking statements speak only as of the date of this report. We do not undertake any obligation to publicly update any forward-looking statements.

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

NOTE REGARDING TRADEMARKS

AVONEX®, AVONEX PEN® and RITUXAN® are registered trademarks of Biogen Idec. FUMADERM™ is a trademark of Biogen Idec. TYSABRI® and TOUCH® are registered trademarks of Elan Pharmaceuticals, Inc. The following are trademarks of the respective companies listed: ACTEMRA® — Chugai Seiyaku Kabushiki Kaisha; AMPYRA® and FAMPYRA® — Acorda Therapeutics, Inc.; ANGIOMAX® and ANGIOX® — The Medicines Company; ARZERRA® — Glaxo Group Limited; BETASERON® and BETAFERON® — Bayer Schering Pharma AG; CAMPATH® and LEMTRADA® — Genzyme Corporation; CIMZIA® — UCB Pharma, S.A.; COPAXONE® — Teva Pharmaceutical Industries Limited; ENBREL® — Immunex Corporation; EXTAVIA® and GILENYA® — Novartis AG; HUMIRA® — Abbott Biotechnology Ltd.; ORENCIA® — Bristol-Myers Squibb Company; REBIF® — Ares Trading S.A.; REMICADE® — Centocor Ortho Biotech Inc.; SIMPONI® — Johnson & Johnson; and TREANDA® — Cephalon, Inc.

PART I

Item 1.	Business

Overview

Biogen Idec is a global biotechnology company that discovers, develops, manufactures and markets therapies for the treatment of neurodegenerative diseases, hemophilia and autoimmune disorders. Patients worldwide benefit from our leading multiple sclerosis therapies, and the company generates $5 billion in annual revenues.

			Product Revenues to Biogen Idec (in millions)
Product	Indications	Development or Marketing Collaborator	2011	2010	2009

AVONEX (1)	Multiple sclerosis	None	$2,686.6	$2,518.4	$2,322.9

TYSABRI (2)	Multiple sclerosis Crohn’s disease	Elan Pharmaceuticals	$1,079.5	$900.2	$776.0

FAMPYRA (3)	Multiple sclerosis (walking ability)	Acorda Therapeutics	$13.6	$—	$—

FUMADERM (4)	Psoriasis	None	$54.7	$51.2	$49.6

			Unconsolidated Joint Business Revenues to Biogen Idec (in millions)
Product	Indications	Development or Marketing Collaborator	2011	2010	2009

RITUXAN (5)	Non-Hodgkin’s lymphoma Rheumatoid arthritis Chronic lymphocytic leukemia ANCA-associated vasculitis	Genentech (Roche Group)	$996.6	$1,077.2	$1,094.9

(1)	AVONEX (interferon beta-1a) is indicated for the treatment of patients with relapsing forms of MS to slow the accumulation of physical disability and decrease the frequency of clinical exacerbations.

(2)

TYSABRI (natalizumab) is indicated for the treatment of (1) relapsing forms of MS as a monotherapy to delay the accumulation of physical disability and reduce the frequency of clinical exacerbations and (2) in the U.S., moderately to severely active Crohn’s disease with evidence of inflammation in adult patients who have had an inadequate response to or inability to tolerate conventional Crohn’s disease therapies and TNF inhibitors.

(3)	FAMPYRA (prolonged-release fampridine tablets) is indicated for the improvement of walking in adult patients with MS with walking disability (EDSS 4-7).

(4)

FUMADERM (dimethylfumarate and monoethylfumarate salts) is only approved in Germany and is indicated for the treatment of adult patients with moderate to severe plaque psoriasis for whom topical therapy is ineffective.

(5)

RITUXAN (rituximab) is indicated for the treatment of (1)(a) relapsed or refractory, low-grade or follicular, CD20-positive, B-cell Non-Hodgkin’s lymphoma (NHL) as a single agent, (b) previously untreated follicular, CD20-positive, B-cell NHL in combination with first line chemotherapy and, in patients achieving a complete or partial response to RITUXAN in combination with chemotherapy, as a single-agent maintenance therapy, (c) non-progressing (including stable disease), low-grade, CD20-positive, B-cell NHL, as a single agent, after first-line CVP chemotherapy, and (d) previously untreated diffuse large B-cell, CD20-positive NHL in combination with CHOP or other anthracycline-based chemotherapy regimens, (2) CD20-positive chronic lymphocytic leukemia in combination with fludarabine and cyclophosphamide,

(3) moderately- to severely-active rheumatoid arthritis, in combination with methotrexate, in adult patients who have had an inadequate response to one or more TNF antagonist therapies, and (4) Wegener’s Granulomatosis and Microscopic Polyangiitis, in combination with glucocorticoids, in adult patients.

Additional financial information about our product revenues, other revenues and geographic areas in which we operate is set forth in our consolidated financial statements, Note 25, Segment Information to our consolidated financial statements, and Item 6. Selected Consolidated Financial Data included in this report. A discussion of the risks attendant to our international operations is set forth in the “Risk Factors” section of this report.

We devote significant resources to research and development programs and external business development opportunities, as summarized in the table below:

(In millions)	2011	2010		2009

Research and development costs	$1,219.6	$1,248.6		$1,283.1

Acquired in process research and development	$—	$245.0	*	$—

*	$145.0 million attributed to noncontrolling interests, net of tax.

Additional information about our research and development programs and business development activity during 2011 is set forth below under the subsections entitled “Research and Development Programs” and “Business Development.”

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

Marketed Products

AVONEX

AVONEX is one of the most prescribed treatments in the world for relapsing forms of MS. MS is a progressive neurological disease in which the body loses the ability to transmit messages along nerve cells, leading to a loss of muscle control, paralysis and, in some cases, death. Patients with active relapsing MS experience an uneven pattern of disease progression characterized by periods of stability that are interrupted by flare-ups of the disease after which the patient returns to a new baseline of functioning. AVONEX is a recombinant form of the interferon beta protein produced in the body in response to viral infection.

2011 Developments

•

We began making AVONEX PEN available in the E.U. and Canada following marketing approval during the first half of 2011, and we filed for marketing approval of AVONEX PEN in the U.S. AVONEX PEN is the first single-use intramuscular autoinjector designed to improve the convenience of once-weekly AVONEX administration in patients with relapsing MS.

•

In June 2011, we announced clinical trial data showing that titrating AVONEX at the initiation of treatment reduced the severity of flu-like symptoms. The European Commission has approved the AVONEX titration kit, which is designed to help mitigate flu-like symptoms at the start of therapy, and we filed for marketing approval of the AVONEX titration kit in the U.S.

TYSABRI

TYSABRI has advanced the treatment of MS patients with its established efficacy. TYSABRI is a monoclonal antibody approved in numerous countries as a monotherapy treatment for relapsing MS and also approved in the U.S. to treat Crohn’s disease, an inflammatory disease of the intestines.

TYSABRI increases the risk of progressive multifocal leukoencephalopathy (PML), an opportunistic infection of the brain by the JC virus that often leads to death or severe disability. Factors that increase the risk of PML are presence of anti-JCV antibodies, prior immunosuppressant use, and longer TYSABRI treatment duration. Patients who have all three risk factors have the highest risk of developing PML. Reports of cases of PML in patients treated with TYSABRI in clinical studies led us to voluntarily suspend the marketing and commercial distribution of TYSABRI in February 2005 until its reintroduction to the market in July 2006. Because of the risk of PML, TYSABRI has a boxed warning and is marketed under risk management or minimization plans approved by regulatory authorities. In the U.S., for example, TYSABRI is marketed under the TOUCH Prescribing Program, a restricted distribution program designed to assess and minimize the risk of PML, minimize death and disability due to PML, and promote informed risk-benefit decisions regarding TYSABRI use.

U.S. and E.U. regulators continue to monitor and assess on an ongoing basis the criteria for confirming PML diagnosis, the number of PML cases, the incidence of PML in TYSABRI patients, the risk factors for PML, and TYSABRI’s benefit-risk profile, which could result in modifications to the approved labels or other restrictions on TYSABRI treatment. We continue to research and develop protocols and therapies that may reduce risk and improve outcomes of PML in patients. For example, we are conducting two clinical studies in the U.S., known as STRATIFY-1 and STRATIFY-2, that collectively are intended to define the prevalence of serum JC virus antibody in patients with relapsing MS receiving or considering treatment with TYSABRI and to stratify patients into lower or higher risk for developing PML based on antibody status.

We collaborate with Elan on the development and commercialization of TYSABRI. For information about this collaboration, please read Note 20, Collaborations to our consolidated financial statements included in this report.

2011-2012 Developments

•

In January 2012, the FDA approved the inclusion of anti-JCV antibody status as an additional factor in stratifying patients for developing PML in the U.S. product label for TYSABRI. The FDA also approved the inclusion of a table summarizing the estimated incidence of PML according to the duration of TYSABRI treatment, prior immunosuppressant use and anti-JCV antibody status. In addition, the FDA granted Quest Diagnostics a de novo classification petition for the STRATIFY JCV Antibody ELISA testing service, which allows neurologists to determine their MS patients’ anti-JCV antibody status.

•

In August 2011, our JC virus assay became commercially available broadly in the U.S. The assay was developed to detect the presence of anti-JC virus antibodies in human serum and plasma. The assay became commercially available broadly in the E.U. in May 2011. The cost of the assay is currently shared by us and Elan.

•	In June 2011, the European Commission approved the inclusion of anti-JC virus antibody status as an additional factor in stratifying patients for developing PML in the E.U. product label for TYSABRI.

•

In June 2011, as part of a standard review process, the European Commission concluded that the quality, safety and efficacy of TYSABRI continue to be adequately demonstrated and renewed the E.U. five-year marketing authorization for TYSABRI. TYSABRI will undergo a second renewal process in another five years.

RITUXAN

RITUXAN is a widely prescribed monoclonal antibody therapeutic used to treat non-Hodgkin’s lymphoma, rheumatoid arthritis, chronic lymphocytic leukemia and two forms of ANCA-associated vasculitis. Non-Hodgkin’s lymphoma and chronic lymphocytic leukemia are cancers that affect lymphocytes, which are a type of white blood cell that help to fight infection. Rheumatoid arthritis is a chronic disease that occurs when the immune system mistakenly attacks the body’s joints, resulting in inflammation, pain and joint damage. ANCA-associated vasculitis is a rare autoimmune disease that largely affects the small blood vessels of the kidneys, lungs, sinuses, and a variety of other organs.

We collaborate with Genentech on the development and commercialization of RITUXAN. For information about this collaboration, please read Note 20, Collaborations to our consolidated financial statements included in this report.

2011 Developments

•

In April 2011, the FDA approved RITUXAN, in combination with corticosteroids, as a treatment for adults with Wegener’s granulomatosis and microscopic polyangiitis, two forms of ANCA-associated vasculitis.

•

In January 2011, the FDA approved RITUXAN as a maintenance treatment for patients with advanced follicular lymphoma who responded to initial treatment with RITUXAN plus chemotherapy (induction treatment). The European Commission approved RITUXAN for this indication in October 2010.

FAMPYRA

FAMPYRA is the first treatment that addresses the unmet medical need of walking improvement in adult patients with MS who have walking disability. FAMPYRA is a prolonged-release tablet formulation of the drug fampridine. We launched FAMPYRA in Australia, Denmark, Germany, Norway and the U.K. in 2011 and plan to launch in additional markets during 2012. We have a license from Acorda Therapeutics, Inc. to develop and commercialize FAMPYRA in all markets outside the U.S. For information about this relationship, please read Note 20, Collaborations to our consolidated financial statements included in this report.

2011 Developments

•

In July 2011, the European Commission granted a conditional marketing authorization for FAMPYRA in the E.U. To meet the conditions of this marketing authorization, we will provide additional data from on-going clinical studies regarding FAMPYRA’s benefits and safety in the long term. A conditional marketing authorization is renewable annually and is granted to a medicinal product with a positive benefit/risk assessment that fulfills an unmet medical need when the benefit to public health of immediate availability outweighs the risk inherent in the fact that additional data are still required.

•	In May 2011, the Australian Therapeutics Goods Administration granted marketing approval for FAMPRYA in Australia.

FUMADERM

FUMADERM is approved for the treatment of severe psoriasis in Germany. Psoriasis is a skin disease in which cells build up on the skin surface and form scales and red patches.

Other Sources of Revenue

Our primary source of other revenue is derived from royalties received on sales by our licensees of other products covered under patents that we own. Our royalty revenues are dependent upon our licensees’ sales of licensed products which could vary significantly due to competition, manufacturing, regulatory, safety or efficacy issues or other factors that are outside our control. In addition, the expiration or invalidation of any underlying patents could reduce or eliminate the royalty revenues derived from such patents. Royalties on sales of ANGIOMAX by The Medicines Company (TMC) represent our most significant source of other revenue. TMC markets ANGIOMAX primarily in the U.S. and the E.U. for use as an anticoagulant in patients undergoing percutaneous coronary intervention. For a description of this royalty arrangement and factors that could adversely affect this portion of our revenues, please read the subsection entitled “Other Revenues — Royalty Revenues” in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this report.

We have also sold or exclusively licensed to third parties rights to certain products previously included within our product line. Supply agreement revenues received based upon those products are recorded as corporate partner revenues within our consolidated statements of income. Amounts recorded as corporate partner revenue also include amounts earned upon delivery of product under contract manufacturing agreements.

(In millions)	2011	2010	2009

Royalty revenues	$158.5	$137.4	$124.4

Corporate partner revenues	$57.4	$31.7	$5.1

2011 Developments

•

The principal U.S. patent that covers ANGIOMAX (’404 Patent) was due to expire in March 2010 and TMC applied for an extension of the term of this patent. Initially, the U.S. Patent and Trademark Office (PTO) rejected TMC’s application because in its view the application was not timely filed. TMC sued the PTO in federal district court seeking to extend the term of the ’404 patent to December 2014. On August 3, 2010, the federal district court ordered the PTO to deem the application as timely filed. The PTO has granted an interim extension of the patent term until August 13, 2012 pending completion of its review of TMC’s application. A generic manufacturer challenged the federal district court’s order in an appellate proceeding, but on January 23, 2012 the manufacturer filed a motion to dismiss its appeal. The PTO has granted an interim extension of the patent term until August 23, 2012 pending completion of its review of TMC’s application for extension to December 2014. For more information about our royalty revenues derived from sales of ANGIOMAX, please read the subsection entitled “Other Revenues - Royalty Revenues” in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this report.

Research and Development Programs

A commitment to research is fundamental to our mission at Biogen Idec. Our research and development strategy is to discover and develop first-in-class molecules or best-in-class molecules that improve safety or efficacy for unmet medical needs. By applying our expertise in biologics and our growing capabilities in small-molecule drug discovery and development, we target specific medical needs where new or better treatments are needed.

We intend to continue committing significant resources to research and development opportunities and business development activity. As part of our ongoing research and development efforts, we have devoted significant resources to conducting clinical studies to advance the development of new pharmaceutical products and to explore the utility of our existing products in treating disorders beyond those currently approved in their labels. The table below highlights our current research and development programs. Drug development involves a high degree of risk and investment, and the status, timing and scope of our development programs are subject to change. Important factors that could adversely affect our drug development efforts are discussed in the “Risk Factors” section of this report.

Therapeutic Area	Product Candidate	Targeted Indications	Status
Neurology	BG-12	MS (monotherapy)	Plan to file for marketing approval
	Daclizumab	MS	Phase 3
	Dexpramipexole	Amyotrophic lateral sclerosis	Phase 3
	PEGylated interferon beta 1a	MS	Phase 3
	TYSABRI	Secondary-progressive MS	Phase 3
	BG-12	MS (combination therapy)	Phase 2
	Anti-LINGO	MS	Phase 2
	BIIB037	Alzheimer’s disease	Phase 1
	ISIS – SMNRx	Spinal muscular atrophy	Phase 1
	Neublastin	Neuropathic pain	Phase 1
	BIIB053	MS	Preclinical
	BIIB054	Parkinson’s disease	Preclinical

Hemophilia	Factor VIII Fc	Hemophilia A	Phase 3
	Factor IX Fc	Hemophilia B	Phase 3

Immunology	Anti-TWEAK	Lupus nephritis	Phase 2
	Anti-CD40 Ligand	General lupus	Phase 1
	Syk inhibitor	Rheumatoid arthritis and systemic lupus erythematosus	Phase 1

Other	GA101	Chronic lymphocytic leukemia	Phase 3
	GA101	Non-Hodgkin’s lymphoma	Phase 3

Late Stage Product Candidates

Additional information about our late stage product candidates is set forth below.

BG-12

In April 2011, we announced positive top-line results from DEFINE, the first of two pivotal Phase 3 clinical trials designed to evaluate our investigational oral compound BG-12 (dimethyl fumarate) as a monotherapy in relapsing MS. Results showed that 240 mg of BG-12, administered either twice or three times a day, met the primary and secondary study endpoints with a favorable safety and tolerability profile. In October 2011, we announced positive top-line results from CONFIRM, the second of such pivotal Phase 3 clinical trials. Results showed that 240 mg of BG-12, administered either twice a day or three times a day, demonstrated significant efficacy and favorable safety and tolerability profiles. We are preparing regulatory submissions for BG-12 based on the positive results from these two trials.

We acquired BG-12 as part of our acquisition of Fumapharm AG in 2006. For more information about this acquisition and associated milestone obligations, please read the subsection entitled “Contractual Obligations and Off-Balance Sheet Arrangements—Contingent Consideration” in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this report.

Daclizumab

Daclizumab is a monoclonal antibody that is being tested in relapsing MS. In May 2010, we began patient enrollment in a Phase 3 study of daclizumab in relapsing MS, known as DECIDE, evaluating the efficacy and safety of daclizumab compared to interferon beta-1a (AVONEX). The DECIDE trial is designed to have a two year endpoint and is expected to involve approximately 1,800 patients.

In August 2011, we announced positive results from SELECT, a global, registrational Phase 2b clinical trial designed to evaluate daclizumab in relapsing MS over one year. Results showed that daclizumab, administered subcutaneously once every four weeks, met primary and key secondary study endpoints, compared to placebo.

We collaborate with Abbott Biotherapeutics Corporation (Abbott) on the development and commercialization of daclizumab. For information about this collaboration, please read Note 20, Collaborations to our consolidated financial statements included in this report.

Dexpramipexole

Dexpramipexole is an orally administered small molecule in clinical development for the treatment of amyotrophic lateral sclerosis (ALS). ALS, also known as Lou Gehrig’s disease and motor neuron disease, is a rapidly fatal, neurodegenerative disorder characterized by progressive muscle weakness and wasting. In the fourth quarter of 2011, we completed enrollment in a Phase 3 study, known as EMPOWER, that is designed to follow patients for 1 year to evaluate the efficacy and safety of dexpramipexole in patients with ALS. There are over 900 patients participating in the study worldwide. Dexpramipexole has been granted fast track status by the FDA and has received orphan drug designation for the treatment of ALS from both the FDA and EMA.

We have a license agreement with Knopp Neurosciences, Inc. (Knopp) for the development, manufacture and commercialization of dexpramipexole. For information about this relationship, please read Note 19, Investments in Variable Interest Entities to our consolidated financial statements included in this report.

PEGylated interferon beta-1a

PEGylated interferon beta-1a is designed to prolong the effects and reduce the dosing frequency of interferon beta-1a. In the fourth quarter of 2011 we completed patient enrollment in a Phase 3 trial of PEGylated interferon beta-1a in relapsing MS, known as ADVANCE, that is designed to have a one year primary endpoint and involve approximately 1,500 patients. The FDA has granted PEGylated interferon beta-1a fast track status.

TYSABRI (SPMS)

As part of our efforts with Elan to identify additional applications for TYSABRI, we began patient enrollment in a Phase 3b study of TYSABRI in secondary progressive MS, known as ASCEND. The study is designed to have an endpoint of approximately two years and involve approximately 850 patients.

Long-Lasting Recombinant Factors VIII and IX

Factor VIII is a proprietary fusion protein that is being tested in hemophilia A, a disorder in which blood clotting is impaired. In November 2010, we began patient enrollment in a registrational trial of Factor VIII in hemophilia A, known as A-LONG. This study will involve approximately 150 patients. Factor VIII has received orphan drug and fast track designation for the treatment of hemophilia A from both the FDA and EMA.

Factor IX is a proprietary fusion protein that is being tested in hemophilia B, a disorder in which blood clotting is impaired. In December 2009, we began patient enrollment in a registrational trial of Factor IX in hemophilia B, known as B-LONG. This study will involve approximately 100 patients. Factor IX has received orphan drug and fast track designation for the treatment of hemophilia B from both the FDA and EMA.

In 2011, we received opinions from the EMA’s Pediatric Committee (PDCO) agreeing to pediatric investigational plans for Factor VIII and Factor IX. In accordance with the PDCO’s opinion, we plan to initiate global pediatric trials in previously-treated patients less than 12 years of age as soon as sufficient data are available from studies of older patients. The PDCO opinions for Factor VIII and Factor IX are under guidelines published by the EMA for the development of Factor IX and Factor VIII products. Pediatric data from these trials will be required in the initial submission of Marketing Authorization Applications to the European regulatory agency.

We collaborate with Swedish Orphan Biovitrum AB on the commercialization of long-lasting recombinant Factors VIII and IX. For information about this collaboration, please read Note 20, Collaborations to our consolidated financial statements included in this report.

GA101

We collaborate with Genentech, Inc., a wholly-owned member of the Roche Group, on the development and commercialization of GA101, a monoclonal antibody. Genentech and Roche are managing the following Phase 3 trials of GA101:

•

GOYA: investigating the efficacy and safety of GA101 in combination with CHOP chemotherapy compared to RITUXAN with CHOP chemotherapy in previously untreated patients with CD20-positive diffuse large B-cell lymphoma.

•

GALLIUM: investigating the efficacy and safety of GA101 in combination with chemotherapy followed by maintenance with GA101 compared to RITUXAN in combination with chemotherapy followed by maintenance with RITUXAN in previously untreated patients with indolent non-Hodgkin’s lymphoma.

•	GADOLIN: investigating the efficacy and safety of GA101 plus bendamustine compared with bendamustine alone in patients with RITUXAN-refractory, indolent non-Hodgkin’s lymphoma.

•

CLL11: investigating the safety and efficacy of GA101 plus chlorambucil compared to RITUXAN plus chlorambucil or chlorambucil alone in previously untreated chronic lymphocytic leukemia patients with co-morbidities.

For information about our collaboration with Genentech, please read Note 20, Collaborations to our consolidated financial statements included in this report.

Business Development

In January 2012, we entered into an exclusive, worldwide option and development agreement with Isis Pharmaceuticals, Inc. (Isis) under which both companies will develop and commercialize Isis’ antisense investigational drug, ISIS-SMNRx, for the treatment of spinal muscular atrophy. For additional information about this transaction, please read Note 27, Subsequent Events to our consolidated financial statements included in this report.

In December 2011, we entered into an agreement with Samsung BioLogics Co. Ltd. (Samsung) to establish an entity to develop, manufacture and market biosimilars. Completion of the transaction is subject to customary closing conditions. For additional information about this transaction, please read Note 19, Investments in Variable Interest Entities to our consolidated financial statements included in this report.

In October 2011, we entered into an exclusive, worldwide collaboration and license agreement with Portola Pharmaceuticals, Inc. under which both companies will develop and commercialize highly selective, novel oral Syk inhibitors for the treatment of various autoimmune and inflammatory diseases, including rheumatoid arthritis and systemic lupus erythematosus. For additional information about this transaction, please read Note 20, Collaborations to our consolidated financial statements included in this report.

In September 2011, we acquired from the Dompé Group the noncontrolling interests in our joint venture sales affiliates in Italy and Switzerland. For additional information about this transaction, please read Note 2, Acquisitions to our consolidated financial statements included in this report.

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

Regulatory data protection also can provide meaningful protection for our products. Regulatory data protection provides to the holder of a drug or biologic marketing authorization, for a set period of time, the exclusive use of the proprietary pre-clinical and clinical data that it compiled at significant cost and submitted to the applicable regulatory authority to obtain approval of its product. After the set period of time, third parties are then permitted to rely upon the data to obtain approval of their abbreviated applications to market generic drugs and biosimilars. Although the World Trade Organization’s agreement on trade-related aspects of intellectual property rights (TRIPS) requires signatory countries to provide regulatory data protection to innovative pharmaceutical products, implementation and enforcement varies widely from country to country.

We also rely upon other forms of unpatented confidential information to remain competitive. We protect such information principally through confidentiality agreements with our employees, consultants, outside scientific collaborators, scientists whose research we sponsor and other advisers. In the case of our employees, these agreements also provide, in compliance with relevant law, that inventions and other intellectual property conceived by such employees during their employment shall be our exclusive property.

Our trademarks, including RITUXAN and AVONEX, are important to us and are generally covered by trademark applications or registrations in the USPTO and the patent or trademark offices of other countries. We also use trademarks licensed from third parties, such as the mark TYSABRI which we license from Elan. Trademark protection varies in accordance with local law, and continues in some countries as long as the mark is used and in other countries as long as the mark is registered. Trademark registrations generally are for fixed but renewable terms.

A discussion of certain risks and uncertainties that may affect our patent position and proprietary rights is set forth in the “Risk Factors” section of this report.

Additional information about the patents and other proprietary rights covering our marketed products and BG-12 is set forth below.

AVONEX and Beta Interferon

Our U.S. patent No. 7,588,755, granted in September 2009, claims the use of recombinant beta interferon for immunomodulation or treating a viral condition, viral disease, cancers or tumors. This patent, which expires in September 2026, covers, among other things, the treatment of MS with our product AVONEX. A discussion of certain legal proceedings related to this patent is set forth in Note 21, Litigation to our consolidated financial statements included in this report.

We have non-exclusive rights under certain third-party patents and patent applications to manufacture, use and sell AVONEX, including a patent owned by the Japanese Foundation for Cancer Research, which expires in 2013 in the U.S., and a European patent owned by Rentschler Biotechnologie GmbH, which expires in 2012. Additionally, we and third parties own pending U.S. patent applications related to recombinant interferon-beta protein and nucleic acid. These applications, which fall outside of the GATT amendments to the U.S. patent statute, are not published by the USPTO and, if they mature into granted patents, may be entitled to a term of seventeen years from the grant date. There are two pending interference proceedings in the USPTO involving such third party applications, and additional interferences could be declared in the future. We do not know which, if any, such applications will mature into patents with claims relevant to our AVONEX product.

TYSABRI

We and our collaborator, Elan, have patents and patent applications covering TYSABRI in the U.S. and other countries. These patents and patent applications cover TYSABRI and related manufacturing methods, as well as various methods of treatment using the product. In the U.S., the principal patents covering the product and use of the product to treat MS generally expire between 2015 and 2020. Additional U.S. patents and applications covering other indications, including treatment of inflammatory bowel disease, and methods of manufacturing, generally expire between 2012 and 2020. In the rest of world, patents on the product and methods of manufacturing the product generally expire between 2015 and 2020, subject to any supplemental protection (i.e., patent term extension) certificates that may be obtained. In the rest of world, patents and patent applications covering methods of treatment using TYSABRI generally expire between 2012 and 2020.

RITUXAN and Anti-CD20 Antibodies

We have several U.S. patents and patent applications, and numerous corresponding foreign counterparts, directed to anti-CD20 antibody technology, including RITUXAN. The principal patents with claims to RITUXAN or its uses expire in the U.S. between 2015 and 2018 and in the rest of the world in 2013, subject to any available patent term extensions. In addition, we and our collaborator, Genentech, have filed numerous patent applications directed to anti-CD20 antibodies and their uses to treat various diseases. These pending patent applications have the potential of issuing as patents in the U.S. and in the rest of world with claims to anti-CD20 antibody molecules for periods beyond those stated above for RITUXAN. In 2008, a European patent of ours claiming the treatment with anti-CD20 antibodies of certain auto-immune indications, including RA, was revoked by the European Patent Office. We are appealing that decision.

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

FAMPYRA

We have an exclusive license under two European granted patents, several pending European patent applications and numerous corresponding non-U.S. counterpart applications related to FAMPYRA. One of the granted European patents claims pharmaceutical formulations containing aminopyridines such as fampridine. This patent expired in November 2011 but is subject to pending supplemental protection (i.e., patent term extension) certificates which, if granted, will extend to 2016. The other European patent, EP Patent 1732548B1, which claims sustained-release aminopyridine compositions for increasing walking speed in patients with MS, was granted in 2011. The patent expires in 2025 but is subject to pending supplemental protection certificates which, if granted, will extend to 2026. In addition we have a license under several pending applications directed to various uses of fampridine, some of which, if granted, would expire as late as 2030.

In addition to patent protection, FAMPYRA is protected by regulatory data protection in Europe until 2021.

BG-12

We have several U.S. patents and patent applications, and a number of corresponding foreign counterparts, related to BG-12. The principal U.S. patents are U.S. 6,509,376, having claims to formulations of dimethyl fumarate (the active ingredient of BG-12) for use in the therapy of autoimmune diseases including MS, and U.S. 7,320,999 having claims to a method of treating MS using dimethyl fumarate. U.S. 6,509,376 and U.S. 7,320,999, expire in 2019 and 2020, respectively, subject to any available patent term extension following product approval. The granted European patent, EP 1131065, is directed to formulations of dimethyl fumarate and to uses thereof for treating autoimmune diseases, including MS. EP 1131065 expires in 2019, subject to any potential supplemental patent certificates that may be available. The pending applications, if granted, would expire as late as 2032, subject to any potential patent term extensions that may be available following product approval.

In addition to patent protection, BG-12 is entitled to regulatory data protection. In the U.S., BG-12 is entitled to the 5 year data exclusivity given to new chemical entities. In the E.U. there are a number of ways to obtain data exclusivity and we have confirmation from the EMA that BG-12 would, in principle, be eligible for 8 years data exclusivity plus 2 years market exclusivity based on information planned to be submitted to the agency as part of the European centralized filing pathway.

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

TYSABRI

The principal markets for TYSABRI are the U.S., France, Germany, Italy, Spain and the United Kingdom.

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

RITUXAN

The Roche Group and its sub-licensees market and sell RITUXAN worldwide. We collaborate with Genentech on the development and commercialization of RITUXAN, but Genentech maintains sole responsibility for the U.S. sales and marketing efforts related to RITUXAN. RITUXAN is generally sold to wholesalers, specialty distributors and directly to hospital pharmacies.

FAMPYRA

We market and sell FAMPYRA outside the U.S. through our own sales forces and marketing groups. Our development and commercialization rights do not include the U.S. market.

FUMADERM

FUMADERM is marketed only in Germany, through our own sales force and marketing group.

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

We may face increased competitive pressures as a result of the emergence of biosimilars. In the U.S., most of our marketed products, including AVONEX, TYSABRI and RITUXAN, are licensed under the Public Health Service Act (PHSA) as biological products. In March 2010, U.S. healthcare reform legislation amended the PHSA to authorize the FDA to approve biological products, known as biosimilars or follow-on biologics, that are shown to be highly similar to previously approved biological products based upon potentially abbreviated data packages. The approval pathway for biosimilars does, however, grant a biologics manufacturer a 12 year period of exclusivity from the date of approval of its biological product before biosimilar competition can be introduced. Biosimilars legislation has also been in place in the E.U. since 2003. In November 2010, draft guidelines issued by the EMA for approving biosimilars of marketed monoclonal antibody products were adopted by the Committee for Medicinal Products for Human Use (CHMP). These guidelines are now out for public consultation. If a biosimilar version of one of our products were approved, it could reduce our sales of that product.

Additional information about the competition that our marketed products face is set forth below.

AVONEX AND TYSABRI

Each of AVONEX and TYSABRI competes with the following products:

•

COPAXONE (glatiramer acetate), which is marketed by Teva Pharmaceutical Industries Ltd. in the U.S. and copromoted by Teva Pharmaceutical Industries and Sanofi-Aventis in Europe. COPAXONE generated worldwide revenues of approximately $3.3 billion in 2010.

•

REBIF (interferon-beta-1a), which is co-promoted by EMD Serono, a subsidiary of Merck Serono, and Pfizer Inc. in the U.S. and is marketed by Merck Serono in the E.U. REBIF generated worldwide revenues of approximately $2.3 billion in 2010.

•

BETASERON (interferon-beta-1b), which is marketed by Bayer HealthCare Pharmaceuticals, the U.S. pharmaceuticals affiliate of Bayer Schering Pharma AG, in the U.S. and is marketed under the name BETAFERON by Bayer Schering Pharma AG in the E.U. BETASERON and BETAFERON together generated worldwide revenues of approximately $1.7 billion in 2010.

•	EXTAVIA (interferon-beta-1b), which is marketed by Novartis AG in the U.S., E.U. and other markets. EXTAVIA generated worldwide revenues of approximately $124.0 million in 2010.

•

GILENYA (fingolimod), which is marketed by Novartis AG in the U.S., E.U. and other markets. GILENYA was launched in October 2010 as the first oral MS drug approved in the U.S. GILENYA generated revenue of approximately $15.0 million in 2010 and $494.0 million in 2011.

Along with us, a number of companies are working to develop additional treatments for MS that may in the future compete with AVONEX, TYSABRI or both. For example, teriflunomide (developed by Sanofi-Aventis) and LEMTRADA (alemtuzumab) (developed by Genzyme Corporation) have filed or are expected to file for marketing approval as treatments for MS. In addition, the commercialization of certain of our own pipeline product candidates, such as BG-12, may also negatively impact future sales of AVONEX, TYSABRI or both.

FAMPYRA

FAMPYRA is indicated as a treatment to improve walking in adult patients with MS who have walking disability and is the first treatment that addresses this unmet medical need with demonstrated efficacy in people with all types of MS. AMPYRA (dalfampridine) is protected by exclusivity rights that prohibit a generic version of the drug from being manufactured. However, the exclusivity rights are set to expire in 2017, which is the earliest predictable date that a generic version may be available. There are no commercially available generic versions of FAMPYRA.

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

We are also aware of other anti-CD20 molecules in development, including our own product candidate GA101, that, if successfully developed and registered, may compete with RITUXAN in the oncology market.

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

Regulation of Pharmaceuticals

Product Approval and Post-Approval Regulation in the United States

Before new pharmaceutical products may be sold in the U.S., preclinical studies and clinical trials of the products must be conducted and the results submitted to the FDA for approval. With limited exceptions, the FDA requires companies to register both pre-approval and post-approval clinical trials and disclose clinical trial results in public databases. Failure to register a trial or disclose study results within the required time periods could result in penalties, including civil monetary penalties. Clinical trial programs must establish efficacy, determine an appropriate dose and dosing regimen, and define the conditions for safe use. This is a high-risk process that requires stepwise clinical studies in which the candidate product must successfully meet predetermined endpoints. The results of the preclinical and clinical testing of a product are then submitted to the FDA in the form of a Biologics License Application (BLA) or a New Drug Application (NDA). In response to a BLA or NDA, the FDA may grant marketing approval, request additional information or deny the application if it determines the application does not provide an adequate basis for approval.

The receipt of regulatory approval often takes a number of years, involves the expenditure of substantial resources and depends on a number of factors, including the severity of the disease in question, the availability of alternative treatments, potential safety signals observed in preclinical or clinical tests, and the risks and benefits of the product as demonstrated in clinical trials. The FDA has substantial discretion in the product approval process, and it is impossible to predict with any certainty whether and when the FDA will grant marketing approval. The agency may on occasion require the sponsor of a BLA or NDA to conduct additional clinical studies or to provide other scientific or technical information about the product, and these additional requirements may lead to unanticipated delay or expense.

The FDA has developed three distinct approaches intended to make therapeutically important drugs available as rapidly as possible, especially when the drugs are the first available treatment or have advantages over existing treatments: accelerated approval, fast track and priority review.

The FDA may grant “accelerated approval” status to products that treat serious or life-threatening illnesses and that provide meaningful therapeutic benefits to patients over existing treatments. Under this pathway, the FDA may approve a product based on surrogate endpoints, or clinical endpoints other than survival or irreversible morbidity. When approval is based on surrogate endpoints or clinical endpoints other than survival or morbidity, the sponsor will be required to conduct additional post-approval clinical studies to verify and describe clinical benefit. Under the Agency’s Accelerated Approval regulations, if the FDA concludes that a drug that has shown to be effective can be safely used only if distribution or use is restricted, it will require certain post-marketing restrictions as necessary to assure safe use. In addition, for products approved under accelerated approval, sponsors must submit all copies of their promotional materials, including advertisements, to the FDA at least thirty days prior to initial dissemination. The FDA may withdraw approval under accelerated approval after a hearing if, for instance, post-marketing studies fail to verify any clinical benefit, it becomes clear that restrictions on the distribution of the product are inadequate to ensure its safe use, or if a sponsor fails to comply with the conditions of the accelerated approval.

In addition, the FDA may grant “fast track” status to products that treat serious diseases and fill an unmet medical need. Fast track is a process designed to expedite the review of such products by providing, among other things, more frequent meetings with the FDA to discuss the product’s development plan, more frequent written correspondence from the FDA about trial design, eligibility for accelerated approval, and rolling review, which allows submission of individually completed sections of a NDA or BLA for FDA review before the entire filing is completed. Fast track status does not ensure that a product will be developed more quickly or receive FDA approval.

Finally, the FDA may grant “priority review” status to products that offer major advances in treatment or provide a treatment where no adequate therapy exists. Priority review is intended to reduce the time it takes for the FDA to review a NDA or BLA, with the goal for completing a priority review being six months (compared to ten months under standard review).

Regardless of the approval pathway employed, the FDA may require a sponsor to conduct additional post-marketing studies as a condition of approval to provide data on safety and effectiveness. If a sponsor fails to conduct the required studies, the agency may withdraw its approval. In addition, regardless of the approval pathway, if the FDA concludes that a drug that has shown to be effective can be safely used only if distribution or use is restricted, it can mandate post-marketing restrictions as necessary to assure safe use. In such a case, the sponsor may be required to establish rigorous systems to assure use of the product under safe conditions. These systems are usually referred to as Risk Evaluation and Mitigation Strategies (REMS). The FDA can impose financial penalties for failing to comply with certain post-marketing commitments, including REMS. In addition, any changes to an approved REMS must be reviewed and approved by the FDA prior to implementation.

The FDA tracks information on side effects and adverse events reported during clinical studies and after marketing approval. Non-compliance with the FDA’s safety reporting requirements may result in civil or criminal penalties. Side effects or adverse events that are reported during clinical trials can delay, impede, or prevent marketing approval. Based on new safety information that emerges after approval, the FDA can mandate product labeling changes, impose a new REMS or the addition of elements to an existing REMS, require new post-marketing studies (including additional clinical trials), or suspend or withdraw approval of the product. These requirements may affect our ability to maintain marketing approval of our products or require us to make significant expenditures to obtain or maintain such approvals.

If we seek to make certain types of changes to an approved product, such as adding a new indication, making certain manufacturing changes, or changing manufacturers or suppliers of certain ingredients or components, the FDA will need to review and approve such changes in advance. In the case of a new indication, we are required to demonstrate with additional clinical data that the product is safe and effective for a use other than that initially approved. FDA regulatory review may result in denial or modification of the planned changes, or requirements to conduct additional tests or evaluations that can substantially delay or increase the cost of the planned changes.

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

Product Approval and Post-Approval Regulation Outside the United States

We market our products in numerous jurisdictions outside the U.S. Most of these jurisdictions have product approval and post-approval regulatory processes that are similar in principle to those in the U.S. In Europe, where most of our ex-U.S. efforts are focused, there are several tracks for marketing approval, depending on the type of product for which approval is sought. Under the centralized procedure, a company submits a single application to the EMA. The marketing application is similar to the NDA or BLA in the U.S. and is evaluated by the CHMP, the expert scientific committee of the EMA. If the CHMP determines that the marketing application fulfills the requirements for quality, safety, and efficacy, it will submit a favorable opinion to the European Commission (EC). The CHMP opinion is not binding, but is typically adopted by the EC. A marketing application approved by the EC is valid in all member states. The centralized procedure is required for all biological products, orphan medicinal products, and new treatments for neurodegenerative disorders, and it is available for certain other products, including those which constitute a significant therapeutic, scientific or technical innovation.

In addition to the centralized procedure, Europe also has: (1) a nationalized procedure, which requires a separate application to and approval determination by each country; (2) a decentralized procedure, whereby applicants submit identical applications to several countries and receive simultaneous approval; and (3) a mutual recognition procedure, where applicants submit an application to one country for review and other countries may accept or reject the initial decision. Regardless of the approval process employed, various parties share responsibilities for the monitoring, detection, and evaluation of adverse events post-approval, including national authorities, the EMA, the EC, and the marketing authorization holder. In some regions, it is possible to receive an “accelerated” review whereby the national regulatory authority will commit to truncated review timelines for products that meet specific medical needs.

Good Manufacturing Practices

Regulatory agencies regulate and inspect equipment, facilities, and processes used in the manufacturing and testing of pharmaceutical and biologic products prior to approving a product. If, after receiving clearance from regulatory agencies, a company makes a material change in manufacturing equipment, location, or process, additional regulatory review and approval may be required. We also must adhere to current Good Manufacturing Practices (cGMP) and product-specific regulations enforced by regulatory agencies following product approval. The FDA, the EMA and other regulatory agencies also conduct periodic visits to re-inspect equipment, facilities, and processes following the initial approval of a product. If, as a result of these inspections, it is determined that our equipment, facilities, or processes do not comply with applicable regulations and conditions of product approval, regulatory agencies may seek civil, criminal, or administrative sanctions or remedies against us, including significant financial penalties and the suspension of our manufacturing operations.

Good Clinical Practices

The FDA, the EMA and other regulatory agencies promulgate regulations and standards for designing, conducting, monitoring, auditing and reporting the results of clinical trials to ensure that the data and results are accurate and that the rights and welfare of trial participants are adequately protected (commonly referred to as current Good Clinical Practices (cGCP)). Regulatory agencies enforce cGCP through periodic inspections of trial sponsors, principal investigators and trial sites, contract research organizations (CROs), and institutional review boards. If our studies fail to comply with applicable cGCP, the clinical data generated in our clinical trials may be deemed unreliable and relevant regulatory agencies may require us to perform additional clinical trials before approving our marketing applications. Noncompliance can also result in civil or criminal sanctions. We rely on third parties, including CROs, to carry out many of our clinical trial-related activities. Failure of such third parties to comply with cGCP can likewise result in rejection of our clinical trial data or other sanctions.

Orphan Drug Act

Under the U.S. Orphan Drug Act, the FDA may grant orphan drug designation to drugs intended to treat a “rare disease or condition,” which generally is a disease or condition that affects fewer than 200,000 individuals in the U.S. If a product which has an orphan drug designation subsequently receives the first FDA approval for the indication for which it has such designation, the product is entitled to orphan exclusivity, i.e., the FDA may not approve any other applications to market the same drug for the same indication for a period of seven years following marketing approval, except in certain very limited circumstances, such as if the later product is shown to be clinically superior to the orphan product. Legislation similar to the U.S. Orphan Drug Act has been enacted in other countries to encourage the research, development and marketing of medicines to treat, prevent or diagnose rare diseases. In the E.U., medicinal products intended for diagnosis, prevention or treatment of life-threatening or very serious diseases affecting less than five in 10,000 people receive 10-year market exclusivity, protocol assistance, and access to the centralized procedure for marketing authorization.

Regulation Pertaining to Pricing and Reimbursement

In both domestic and foreign markets, sales of our products depend, in part, on the availability and amount of reimbursement by third party payers, including governments and private health plans. Governments may regulate coverage, reimbursement and pricing of our products to control cost or affect utilization of our products. Private health plans may also seek to manage cost and utilization by implementing coverage and reimbursement limitations. Substantial uncertainty exists regarding the reimbursement by third party payors of newly approved health care products. The U.S. and foreign governments regularly consider reform measures that affect health care coverage and costs. Such reforms may include changes to the coverage and reimbursement of our products which may have a significant impact on our business.

Within the U.S.

Medicaid is a joint federal and state program that is administered by the states for low income and disabled beneficiaries. Under the Medicaid Drug Rebate Program, we are required to pay a rebate for each unit of product reimbursed by the state Medicaid programs. The amount of the rebate for each product is set by law as the greater of 23.1% of the average manufacturer price (AMP) or the difference between AMP and the best price available from us to any customer (with limited exceptions). The rebate amount must be adjusted upward if AMP increases more than inflation (measured by the Consumer Price Index — Urban). The adjustment can cause the rebate amount to exceed the minimum 23.1% rebate amount. The rebate amount is calculated each quarter based on our report of current AMP and best price for each of our products to the Centers for Medicare & Medicaid Services. The requirements for calculating AMP and best price are complex. We are required to report any revisions to AMP or best price previously reported within a certain period, which revisions could affect our rebate liability for prior quarters. In addition, if we fail to provide information timely or we are found to have knowingly submitted false information to the government, the statute provides for civil monetary penalties.

Medicare is a federal program that is administered by the federal government that covers individuals age 65 and over as well as those with certain disabilities. Medicare Part B generally covers drugs that must be administered by physicians or other health care practitioners; are provided in connection with certain durable medical equipment; or are certain oral anti-cancer drugs and certain oral immunosuppressive drugs. Medicare Part B pays for such drugs under a payment methodology based on the average sales price (ASP) of the drugs. Manufacturers, including us, are required to provide ASP information to the Centers for Medicare & Medicaid Services on a quarterly basis. The manufacturer-submitted information is used to calculate Medicare payment rates. The current payment rate for Medicare Part B drugs is ASP plus 6% outside the hospital outpatient setting and ASP plus 4% for most drugs in the hospital outpatient setting. The payment rates for drugs in the hospital outpatient setting are subject to periodic adjustment. The Centers for Medicare & Medicaid Services also has the statutory authority to adjust payment rates for specific drugs outside the hospital outpatient setting based on a comparison of ASP payment rates to widely available market prices or to AMP, which could decrease Medicare payment rates, but the authority has not yet been implemented. If a manufacturer is found to have made a misrepresentation in the reporting of ASP, the statute provides for civil monetary penalties.

Medicare Part D provides coverage to enrolled Medicare patients for self-administered drugs (i.e., drugs that do not need to be injected or otherwise administered by a physician). Medicare Part D is administered by private prescription drug plans approved by the U.S. government and each drug plan establishes its own Medicare Part D formulary for prescription drug coverage and pricing, which the drug plan may modify from time-to-time. The prescription drug plans negotiate pricing with manufacturers and may condition formulary placement on the availability of manufacturer discounts. Manufacturers, including us, are required to provide a 50% discount on brand name prescription drugs utilized by Medicare Part D beneficiaries when those beneficiaries reach the coverage gap in their drug benefits.

Our products are subject to discounted pricing when purchased by federal agencies via the Federal Supply Schedule (FSS). FFS participation is required for our products to be covered and reimbursed by the Veterans Administration, Department of Defense, Coast Guard, and Public Health Service (PHS). Coverage under Medicaid, the Medicare Part B program and the PHS pharmaceutical pricing program is also conditioned upon FSS participation. FSS pricing is negotiated periodically with the Department of Veterans Affairs. FSS pricing is intended not to exceed the price that we charge our most-favored non-federal customer for a product. In addition, prices for drugs purchased by the Veterans Administration, Department of Defense (including drugs purchased by military personnel and dependents through the TriCare retail pharmacy program), Coast Guard, and PHS are subject to a cap on pricing equal to 76% of the non-federal average manufacturer price (non-FAMP). An additional discount applies if non-FAMP increases more than inflation (measured by the Consumer Price Index — Urban). In addition, if we fail to provide information timely or we are found to have knowingly submitted false information to the government, the governing statute provides for civil monetary penalties in addition to other penalties available to the government.

To maintain coverage of our products under the Medicaid Drug Rebate Program and Medicare Part B, we are required to extend discounts to certain purchasers under the PHS pharmaceutical pricing program. Purchasers eligible for discounts include hospitals that serve a disproportionate share of financially needy patients, community health clinics and other entities that receive health services grants from the PHS.

Outside the U.S.

Outside the U.S., the E.U. represents our major market. Within the E.U., our products are paid for by a variety of payors, with governments being the primary source of payment. Governments may determine or influence coverage of products. Governments may also set prices or otherwise regulate pricing. Negotiating prices with governmental authorities can delay commercialization of our products. Governments may use a variety of cost-containment measures to products, including price cuts, mandatory rebates, value-based pricing, and reference pricing (i.e., referencing prices in other countries and using those reference prices to set a price). Recent budgetary pressures in many E.U. countries are causing governments to consider or implement various cost-containment measures, such as price freezes, increased price cuts and rebates. If budget pressures continue, governments may implement additional cost-containment measures. For additional information related to our concentration of credit risk associated with certain international accounts receivable balances, please read the subsection below entitled “Market Risk—Credit Risk” in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this report.

Regulation Pertaining to Sales and Marketing

We are subject to various federal and state laws pertaining to health care “fraud and abuse,” including anti-kickback laws and false claims laws. Anti-kickback laws generally prohibit a prescription drug manufacturer from soliciting, offering, receiving, or paying any remuneration to generate business, including the purchase or prescription of a particular drug. Although the specific provisions of these laws vary, their scope is generally broad and there may be no regulations, guidance or court decisions that clarify how the laws apply to particular industry practices. There is therefore a possibility that our practices might be challenged under the anti-kickback or similar laws. False claims laws prohibit anyone from knowingly and willingly presenting, or causing to be presented for payment to third party payors (including Medicare and Medicaid) claims for reimbursed drugs or services that are false or fraudulent, claims for items or services not provided as claimed, or claims for medically unnecessary items or services. Our activities relating to the sale and marketing of our products may be subject to scrutiny under these laws. Violations of fraud and abuse laws may be punishable by criminal or civil sanctions, including fines and civil monetary penalties, and exclusion from federal health care programs (including Medicare and Medicaid). Federal and state authorities are paying increased attention to enforcement of these laws within the pharmaceutical industry and private individuals have been active in alleging violations of the laws and bringing suits on behalf of the government under the False Claims Act. If we were subject to allegations concerning, or were convicted of violating, these laws, our business could be harmed.

Laws and regulations have been enacted by the federal government and various states to regulate the sales and marketing practices of pharmaceutical manufacturers. The laws and regulations generally limit financial interactions between manufacturers and health care providers or require disclosure to the government and public of such interactions. The laws include federal “sunshine” provisions enacted in 2010 as part of the comprehensive federal health care reform legislation. The sunshine provisions apply to pharmaceutical manufacturers with products reimbursed under certain government programs and require those manufacturers to disclose annually to the federal government (for re-disclosure to the public) certain payments made to physicians and certain other healthcare practitioners or to teaching hospitals. State laws may also require disclosure of pharmaceutical pricing information and marketing expenditures. Many of these laws and regulations contain ambiguous requirements. Given the lack of clarity in laws and their implementation, our reporting actions could be subject to the penalty provisions of the pertinent federal and state laws and regulations.

Other Regulations

Foreign Anti-Corruption

We are subject to various federal and foreign laws that govern our international business practices with respect to payments to government officials. Those laws include the U.S. Foreign Corrupt Practices Act (FCPA), which prohibits U.S. companies and their representatives from paying, offering to pay, promising, or authorizing the payment of anything of value to any foreign government official, government staff member, political party, or political candidate for the purpose of obtaining or retaining business or to otherwise obtain favorable treatment or influence a person working in an official capacity. In many countries, the health care professionals we regularly interact with may meet the FCPA’s definition of a foreign government official. The FCPA also requires public companies to make and keep books and records that accurately and fairly reflect their transactions and to devise and maintain an adequate system of internal accounting controls.

In July 2011, the U.K. Bribery Act 2010 (Bribery Act) became effective. The Bribery Act proscribes giving and receiving bribes in the public and private sectors, bribing a foreign public official, and failing to have adequate procedures to prevent employees and other agents from giving bribes. U.S. companies that conduct business in the United Kingdom generally will be subject to the Bribery Act. Penalties under the Bribery Act include potentially unlimited fines for companies and criminal sanctions for corporate officers under certain circumstances.

NIH Guidelines

We conduct research at our U.S. facilities in compliance with the current U.S. National Institutes of Health Guidelines for Research Involving Recombinant DNA Molecules (NIH Guidelines). By local ordinance, we are required to, among other things, comply with the NIH Guidelines in relation to our facilities in Cambridge, Massachusetts and Research Triangle Park, North Carolina and are required to operate pursuant to certain permits.

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

Manufacturing and Raw Materials

We are focused on the manufacture of biologics at our facilities, but also market small molecule products that are manufactured using an outsourced network. We operate licensed biological bulk-manufacturing facilities in Research Triangle Park, North Carolina (RTP) and Cambridge, Massachusetts, including a 250,000 square foot large-scale manufacturing plant with 90,000 liters of bioreactor capacity in RTP. We also have a large-scale biologics manufacturing facility in Hillerød, Denmark that, based on our current global manufacturing strategy, is expected to begin commercial operations in the second half of 2012, upon completion of the facility’s validation activities.

We currently manufacture AVONEX drug substance at our RTP and Cambridge facilities. We currently manufacture TYSABRI drug substance at our RTP facility through a high-titer process and plan to also manufacture TYSABRI drug substance in our Hillerød facility in the second half of 2012. Genentech is responsible for all worldwide manufacturing activities for bulk RITUXAN and has sourced the manufacture of certain bulk RITUXAN requirements to a third party. Acorda Therapeutics supplies FAMPYRA to us pursuant to its supply agreement with Alkermes, Inc. We use third parties to manufacture the active pharmaceutical ingredient and the final product for FUMADERM.

We source all of our fill-finish and the majority of final product storage operations for our products, along with a substantial part of our packaging operations, to a concentrated group of third party contractors. We have internal label and pack capability for clinical and commercial products at our Cambridge and Hillerød facilities. Raw materials and supplies required for the production of AVONEX, TYSABRI, FAMPYRA and FUMADERM are procured from various suppliers in quantities adequate to meet our needs. Continuity of supply of raw materials is assured using a strategy of dual sourcing where possible or by a risk-based inventory strategy. Each of our third party service providers, suppliers and manufacturers is subject to routine cGMP inspections by the FDA or comparable agencies in other jurisdictions.

We believe that our manufacturing facilities represent sufficient capacity for our own growing pipeline of products, as well as the products of potential partners. In December 2011, we entered into an agreement with Samsung to establish an entity based in Korea to develop, manufacture and market biosimilars. Samsung will take a leading role in the entity, which will contract with Biogen Idec for technical development services and biologics manufacturing. Completion of the transaction is subject to customary closing conditions.

Important factors that could adversely affect our manufacturing operations are discussed in the “Risk Factors” section of this report.

Our Employees

As of December 31, 2011, we had approximately 5,000 employees worldwide.

Our Executive Officers (as of February 3, 2012)

George A. Scangos, Ph.D., 63, is our Chief Executive Officer and has served in this position since July 2010. From 1996 to July 2010, Dr. Scangos served as President and Chief Executive Officer of Exelixis, Inc., a drug discovery and development company, where he continues to serve on the board. From 1993 to 1996,

Dr. Scangos served as President of Bayer Biotechnology, where he was responsible for research, business development, process development, manufacturing, engineering and quality assurance of Bayer’s biological products. Before joining Bayer in 1987, Dr. Scangos was a Professor of Biology at Johns Hopkins University for six years. Dr. Scangos served as non-executive Chairman of Anadys Pharmaceuticals, Inc., a biopharmaceutical company, from 2005 to July 2010 and was a director of the company from 2003 to July 2010. Dr. Scangos served as the Chair of the California Healthcare Institute in 2010 and was a member of the Board of the Global Alliance for TB Drug Developments until 2010. He is also a member of the Board of Visitors of the University of California, San Francisco School of Pharmacy, and the National Board of Visitors of the University of California, Davis School of Medicine. He is currently an Adjunct Professor of Biology at Johns Hopkins. Dr. Scangos was a Jane Coffin Childs Post-Doctoral Fellow at Yale University. Dr. Scangos holds a B.A. in Biology from Cornell University and a Ph.D. in Microbiology from the University of Massachusetts.

Susan H. Alexander, 55, is our Executive Vice President, General Counsel and Corporate Secretary and has served in these positions since January 2006. From 2003 to January 2006, Ms. Alexander served as the Senior Vice President, General Counsel and Corporate Secretary of PAREXEL International Corporation, a biopharmaceutical services company. From 2001 to 2003, Ms. Alexander served as General Counsel of IONA Technologies, a software company. From 1995 to 2001, Ms. Alexander served as Counsel at Cabot Corporation, a specialty chemicals and performance materials company. Prior to that, Ms. Alexander was a partner at the law firms of Hinckley, Allen & Snyder and Fine & Ambrogne.

Paul J. Clancy, 50, is our Executive Vice President, Finance and Chief Financial Officer and has served in these positions since August 2007. Mr. Clancy joined Biogen, Inc. in 2001 and has held several senior executive positions with us, including Vice President of Business Planning, Portfolio Management and U.S. Marketing, and Senior Vice President of Finance with responsibilities for leading the Treasury, Tax, Investor Relations and Business Planning groups. Prior to that, he spent 13 years at PepsiCo, a food and beverage company, serving in a range of financial and general management positions. He holds a B.S. in finance from Babson College and a M.B.A. from Columbia University.

John G. Cox, 49, is our Executive Vice President, Pharmaceutical Operations and Technology and has served in this position since June 2010. Mr. Cox joined Biogen, Inc. in 2003 and has held several senior executive positions with us, including Senior Vice President of Technical Operations, Senior Vice President of Global Manufacturing, and Vice President of Manufacturing and General Manager of Biogen Idec’s operations in RTP. Prior to that, Mr. Cox held a number of senior operational roles at Diosynth, a life sciences manufacturing and services company, where he worked in technology transfer, validation and purification. Prior to that, Mr. Cox focused on the same areas at Wyeth Corporation, a life sciences company, from 1993 to 2000.

Kenneth Di Pietro, 53, is our Executive Vice President, Human Resources and has served in this position since January 2012. Mr. Di Pietro joined Biogen Idec from Lenovo Group, a technology company, where he served as Senior Vice President, Human Resources from 2005 to June 2011. From 2003 to 2005, he served as Corporate Vice President, Human Resources at Microsoft Corporation, a technology company. From 1999 to 2002, Mr. Di Pietro worked as Vice President, Human Resources at Dell Inc., a technology company. Prior to that, he spent 17 years at PepsiCo, a food and beverage company, serving in a range of human resource and general management positions. Mr. Di Pietro received his B.S. in Labor Relations from Cornell University.

Robert E. Gagnon, 37, is our Vice President, Finance, Chief Accounting Officer and Controller and, since February 1, 2012, our Vice President, Business Planning. Mr. Gagnon will continue to serve as Vice President, Finance, Chief Accounting Officer and Controller, positions he has held since November 2010, until a successor is appointed. From July 2007 to November 2010, Mr. Gagnon served as our Vice President, Finance and Controller and from 2005 to July 2007 he served as our Director of Corporate Accounting. Prior to that, Mr. Gagnon worked in the business advisory and assurance practices of PricewaterhouseCoopers LLP and Deloitte & Touche LLP. Mr. Gagnon is a certified public accountant and holds an M.B.A. from the MIT Sloan School of Management.

Steven H. Holtzman, 57, is our Executive Vice President, Corporate Development and has served in this position since January 2011. Prior to that, Mr. Holtzman was a founder of Infinity Pharmaceuticals, Inc., a drug discovery and development company, where he has served as Chair of the Board of Directors since 2001, and served as Executive Chair of the Board of Directors in 2010 and as Chief Executive Officer from 2001 to December 2009. From 1994 to 2001, Mr. Holtzman was Chief Business Officer at Millennium Pharmaceuticals

Inc., a biopharmaceutical company. From 1986 to 1994, he was the co-founder, member of the Board of Directors and Executive Vice President of DNX Corporation, a biotechnology company. From 1996 to 2001, Mr. Holtzman served as presidential appointee to the national Bioethics Advisory Commission.

Tony Kingsley, 48, is our Executive Vice President, Global Commercial Operations and has served in this position since November 2011. From January 2010 to November 2011, Mr. Kingsley served as our Senior Vice President, U.S. Commercial Operations. Prior to that, he served as Senior Vice President and General Manager of the Gynecological Surgical Products business at Hologic, Inc., a provider of diagnostic and surgical products, from October 2007 to November 2009, and as Division President, Diagnostic Products at Cytyc Corp., a provider of diagnostic and medical device products, from July 2006 to October 2007. In those roles, Mr. Kingsley ran commercial, manufacturing and research and development functions. From 1991 to 2006, he was a Partner at McKinsey & Company focusing on the biotechnology, pharmaceutical and medical device industries.

Douglas E. Williams, Ph.D., 53, is our Executive Vice President, Research and Development and has served in this position since January 2011. Prior to that, Dr. Williams held several senior executive positions at ZymoGenetics Inc., a biopharmaceutical company, including Chief Executive Officer and a director from January 2009 to October 2010, President and Chief Scientific Officer from July 2007 to January 2009, and Executive Vice President, Research and Development and Chief Scientific Officer from 2004 to July 2007. Prior to that, he held leadership positions within the biotechnology industry, including Chief Scientific Officer and Executive Vice President of Research and Development at Seattle Genetics Inc., a biotechnology company, from 2003 to 2004, and Senior Vice President and Washington Site Leader at Amgen Inc., a biotechnology company, in 2002. Dr. Williams also served in a series of scientific and senior leadership positions over a decade at Immunex Corp., a biopharmaceutical company, including Executive Vice President and Chief Technology Officer, Senior Vice President of Discovery Research, Vice President of Research and Development and as a director. Prior to that, Dr. Williams served on the faculty of the Indiana University School of Medicine and the Department of Laboratory Medicine at the Roswell Park Memorial Institute in Buffalo, New York.

Item 1A.	Risk Factors

We are substantially dependent on revenues from our three principal products.

Our current and future revenues depend upon continued sales of our three principal products, AVONEX, TYSABRI and RITUXAN, which represented substantially all of our total revenues during 2011. Although we have developed and continue to develop additional products for commercial introduction, we may be substantially dependent on sales from these three products for many years. Any negative developments relating to any of these products, such as safety or efficacy issues, the introduction or greater acceptance of competing products, including biosimilars, or adverse regulatory or legislative developments, may reduce our revenues and adversely affect our results of operations. Our competitors are introducing additional multiple sclerosis products in an increasingly crowded market and if they have a similar or more attractive profile in terms of efficacy, convenience or safety, future sales of AVONEX, TYSABRI or both could be adversely affected.

TYSABRI’s sales growth is important to our success.

We expect that our revenue growth over the next several years will be dependent in part upon sales of TYSABRI. If we are not successful in growing sales of TYSABRI, our future business plans, revenue growth and results of operations may be adversely affected.

TYSABRI’s sales growth cannot be certain given the significant restrictions on use and the significant safety warnings in the label, including the risk of developing progressive multifocal leukoencephalopathy (PML), a serious brain infection. The risk of developing PML increases with prior immunosuppressant use, which may cause patients who have previously received immunosuppressants or their physicians to refrain from using or prescribing TYSABRI. The risk of developing PML also increases with longer treatment duration, which may cause prescribing physicians or patients to suspend treatment with TYSABRI. The risk of developing PML also increases with exposure to JC virus, which may be assessed through the presence of anti-JCV antibodies. Patients testing positive for anti-JCV antibodies or their physicians, may refrain from using or prescribing TYSABRI. Increased incidences of PML could limit sales growth, prompt regulatory review, require significant changes to the label or result in market withdrawal. Additional regulatory restrictions on the use of TYSABRI or safety-related label changes, including enhanced risk management programs, whether as a result of additional cases of PML, changes to the criteria for confirming PML diagnosis or otherwise, may significantly reduce expected revenues and require significant expense and management time to address the associated legal and regulatory issues.

As we continue to research and develop protocols and therapies intended to reduce risk and improve outcomes of PML in patients, regulatory authorities may not agree with our perspective on such protocols and therapies. Our efforts at stratifying patients into groups with lower or higher risk for developing PML may not result in corresponding changes to the TYSABRI label. Furthermore, our risk stratification efforts may have an adverse impact on prescribing behavior and reduce sales of TYSABRI. The potential utility of the JC virus antibody assay as a risk stratification tool may be diminished as a result of both the assay’s false negative rate as well as the possibility that a patient who initially tests negative for the JC virus antibody may acquire the JC virus after testing.

Our long-term success depends upon the successful development and commercialization of other product candidates.

Our long-term viability and growth will depend upon the successful development and commercialization of new products from our research and development activities, including products licensed from third parties. We have several late-stage clinical programs expected to have near-term data readouts or registration submissions that could impact our prospects for additional revenue growth and will require significant pre-launch investments that may not be recovered if the applicable product candidate does not receive marketing approval.

Product development and commercialization are very expensive and involve a high degree of risk. Only a small number of research and development programs result in the commercialization of a product. Success in preclinical work or early stage clinical trials does not ensure that later stage or larger scale clinical trials will be successful, and positive results in a registrational trial may not be replicated in any subsequent confirmatory trials. Clinical trials may indicate that our product candidates have harmful side effects or raise other safety concerns that may significantly reduce the likelihood of regulatory approval, result in significant restrictions on use and safety warnings in any approved label, adversely affect placement within the treatment paradigm, or otherwise significantly diminish the commercial potential of the product candidate. Even if later stage clinical trials are successful, product candidates may fail to receive marketing approval or may receive more restricted marketing approval than anticipated if regulatory authorities disagree with our view of the data or require additional studies.

Conducting clinical trials is a complex, time-consuming and expensive process. Our ability to complete our clinical trials in a timely fashion depends in large part on a number of key factors including protocol design, regulatory and institutional review board approval, the rate of patient enrollment in clinical trials, and compliance with extensive current Good Clinical Practices. We have opened clinical sites and are enrolling patients in a number of new countries where our experience is more limited, and we are in many cases using the services of third party clinical trial providers. If we fail to adequately manage the design, execution and regulatory aspects of our large, complex and diverse clinical trials, our studies and ultimately our regulatory approvals may be delayed or we may fail to gain approval for our product candidates altogether.

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

We are preparing regulatory submissions for BG-12, our investigational oral compound for the treatment of relapsing MS, based on positive results from two pivotal trials. Factors that may prevent us from successfully commercializing BG-12 include:

•

regulatory authorities may not accept or approve our regulatory submissions for BG-12, or they may require additional information that delays approval, or they may grant more restricted approval than anticipated;

•	unexpected safety risks or other concerns may arise from additional data or analysis;

•	there is intense competition in the increasingly crowded MS market, including the possibility of future competition from generic versions of BG-12;

•	we rely on third parties to manufacture BG-12 and these third parties may not supply BG-12 in a timely and cost-effective manner or in compliance with applicable regulations;

•	our sales and marketing efforts may not result in product revenues that meet the investment community’s high expectations for BG-12; and

•	the other risks and uncertainties described in these “Risk Factors.”

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

In the U.S., federal and state legislatures, health agencies and third-party payors continue to focus on containing the cost of health care. The 2010 Patient Protection and Affordable Care Act, which has already imposed significant health care cost containment measures, also encourages the development of comparative effectiveness research and any adverse findings for our products from such research may reduce the extent of reimbursement for our products. In addition, the Budget Control Act of 2011 mandates, among other things, reductions in Medicare payment rates if a sufficient deficit reduction plan is not approved, and a reduction in funding for Medicare, Medicaid or similar government programs may adversely affect our future results. Economic pressure on state budgets may result in states increasingly seeking to achieve budget savings through mechanisms that limit coverage or payment for our drugs. In recent years, some states have considered legislation that would control the prices of drugs. State Medicaid programs are increasingly requesting manufacturers to pay supplemental rebates and requiring prior authorization by the state program for use of any drug for which supplemental rebates are not being paid. Managed care organizations continue to seek price discounts and, in some cases, to impose restrictions on the coverage of particular drugs. Government efforts to reduce Medicaid expenses may lead to increased use of managed care organizations by Medicaid programs. This may result in managed care organizations influencing prescription decisions for a larger segment of the population and a corresponding constraint on prices and reimbursement for our products.

In the European Union and some other international markets, the government provides health care at low cost to consumers and regulates pharmaceutical prices, patient eligibility or reimbursement levels to control costs for the government-sponsored health care system. Many countries are reducing their public expenditures and we expect to see strong efforts to reduce healthcare costs in our international markets, including patient access restrictions, suspensions on price increases, prospective and possibly retroactive price reductions and other recoupments and increased mandatory discounts or rebates, recoveries of past price increases, and greater importation of drugs from lower-cost countries to higher-cost countries. These cost control measures likely would reduce our revenues. In addition, certain countries set prices by reference to the prices in other countries where our products are marketed. Thus, our inability to secure adequate prices in a particular country may not only limit the marketing of our products within that country, but may also adversely affect our ability to obtain acceptable prices in other markets. This may create the opportunity for third party cross border trade or influence our decision to sell or not to sell a product, thus adversely affecting our geographic expansion plans and revenues.

Adverse market and economic conditions may exacerbate certain risks affecting our business.

Sales of our products are dependent on reimbursement from government health administration authorities, private health insurers, distribution partners and other organizations. These organizations may be unable to satisfy their reimbursement obligations or may delay payment due to deteriorating global economic conditions, uncertainty about the direction and relative strength of the U.S. economy and resolution of the U.S. budget deficit, the growing European financial crisis, volatility in the credit and financial markets, and other disruptions due to natural disasters, political instability or otherwise. These adverse market and economic conditions also may cause governmental health authorities to reduce the extent of reimbursements and private insurers to increase their scrutiny of claims. A reduction in the availability or extent of reimbursement could reduce our product sales and revenue, or result in additional allowances or significant bad debts, which may adversely affect our results of operations.

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

•

Any failure on the part of our collaborators to comply with applicable laws and regulatory requirements in the sale and marketing of our products or to fulfill any responsibilities they may have to protect and enforce any intellectual property rights underlying our products could have an adverse effect on our revenues as well as involve us in possible legal proceedings.

•

Collaborations often require the parties to cooperate, and failure to do so effectively could have an adverse impact on product sales by our collaborators, and could adversely affect the clinical development or regulatory approvals of products under joint control.

In addition, we rely on third parties for several other aspects of our business. As a sponsor of clinical trials of our products, we rely on third party contract research organizations to carry out many of our clinical trial related activities. These activities include initiating and monitoring the conduct of studies at clinical trial sites and identifying any noncompliance with the study protocol or current Good Clinical Practices. The failure of a contract research organization to conduct these activities with proper vigilance and competence and in accordance with current Good Clinical Practices can result in regulatory authorities rejecting our clinical trial data or, in some circumstances, the imposition of civil or criminal sanctions against us.

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

Our activities, and the activities of our collaborators and third party providers, are subject to extensive government regulation and oversight both in the U.S. and in foreign jurisdictions. The FDA and comparable agencies in other jurisdictions directly regulate many of our most critical business activities, including the conduct of preclinical and clinical studies, product manufacturing, advertising and promotion, product distribution, adverse event reporting and product risk management. Our interactions in the U.S. or abroad with physicians and other health care providers that prescribe or purchase our products are also subject to government regulation designed to prevent fraud and abuse in the sale and use of the products and place greater restrictions on the marketing practices of health care companies. Healthcare companies are facing heightened scrutiny of their relationships with healthcare providers from anti-corruption enforcement officials. In addition, pharmaceutical and biotechnology companies have been the target of lawsuits and investigations alleging violations of government regulation, including claims asserting submission of incorrect pricing information, impermissible off-label promotion of pharmaceutical products, payments intended to influence the referral of federal or state health care business, submission of false claims for government reimbursement, antitrust violations, or violations related to environmental matters. These risks may be heightened as we continue to expand our global operations and introduce additional products to the market.

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

We also rely upon other forms of unpatented confidential information, and we cannot ensure that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets or disclose such technology, or that we can meaningfully protect such rights. We protect such information principally through confidentiality agreements with our employees, consultants, outside scientific collaborators, scientists whose research we sponsor and other advisers. These agreements may not provide meaningful protection or adequate remedies for our unpatented confidential information in the event of use or disclosure of such information.

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

•

We rely on third party suppliers and manufacturers for, among other things, RITUXAN manufacturing, clinical and commercial requirements for small molecule product candidates such as BG-12, our fill-finish operations, the majority of our final product storage, and a substantial portion of our packaging operations. In addition, due to the unique manner in which our products are manufactured, we rely on single source providers of several raw materials and manufacturing supplies. These third parties may not perform their obligations in a timely and cost-effective manner or in compliance with applicable regulations. Finding alternative providers could take a significant amount of time and involve significant expense due to the specialized nature of the services and the need to obtain regulatory approval of any significant changes to our suppliers or manufacturing methods. We cannot be certain that we could reach agreement with alternative providers or that the FDA or other regulatory authorities would approve our use of such alternatives.

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

As of December 31, 2011, we had $1.1 billion of outstanding indebtedness, and we may incur additional debt in the future. Our level of indebtedness could adversely affect our business by, among other things:

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

The possibility that activist shareholders may seek representation on or control of our Board of Directors could result in costs and disruption to our operations and cause uncertainty about the direction of our business.

We faced proxy contests in 2008, 2009 and 2010 and future proxy contests could be costly and time-consuming, disrupt our operations and divert the attention of management and our employees from executing our strategic plan. Our directors are elected annually, which may increase our vulnerability to hostile and potentially abusive takeover tactics.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Below is a summary of our owned and leased properties as of December 31, 2011.

Massachusetts

In Cambridge, we own approximately 508,000 square feet of real estate space, consisting of a building that houses a research laboratory, office space and a cogeneration plant totaling approximately 263,000 square feet and a building that contains research, development and quality laboratories which total approximately 245,000 square feet.

In July 2011, we executed leases for two office buildings to be built in Cambridge, Massachusetts, with a planned occupancy during the second half of 2013. Construction of these facilities began in late 2011. These buildings, totaling approximately 500,000 square feet, will serve as the future location of our corporate headquarters and commercial operations. The buildings will also provide additional general and administrative and research and development office space.

We currently lease a total of approximately 650,000 square feet in Massachusetts, which is summarized as follows:

•	353,000 square feet of office space housing our principal executive offices in Weston, which we expect to vacate upon completion of the two new buildings in Cambridge Massachusetts;

•	220,000 square feet in Cambridge, which is comprised of a 67,000 square foot biologics manufacturing facility and office space of 153,000 square feet;

•	41,000 square feet of office and laboratory space in Waltham, of which approximately 16,000 square feet will expire during the first half of 2012; and

•	36,000 square feet of warehouse space in Somerville.

Our Massachusetts lease agreements expire at various dates through the year 2028.

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

We are planning to increase the laboratory space in our Research Triangle Park campus and consolidate all of our North Carolina activities by moving local general and administrative offices and patient services to an 180,000 square foot office building which is currently being built on the campus, with a planned occupancy during the second half of 2012.

Denmark

We own approximately 60 acres of land in Hillerød, Denmark, upon which we have been constructing a large-scale biologics manufacturing facility totaling approximately 225,000 square feet. Based on our current manufacturing strategy, we plan to begin commercial operations in the second half of 2012, upon completion of the facility’s validation activities.

We also own approximately 310,000 square feet of additional space, which is currently in use at this location and is summarized as follows:

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

For a discussion of legal matters as of December 31, 2011, please read Note 21, Litigation to our consolidated financial statements included in this report, which is incorporated into this item by reference.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market and Stockholder Information

Our common stock trades on The NASDAQ Global Select Market under the symbol “BIIB.” The following table shows the high and low sales price for our common stock as reported by The NASDAQ Global Select Market for each quarter in the years ended December 31, 2011 and 2010:

	Common Stock Price
	2011		2010
	High	Low	High	Low
First Quarter	$73.53	$64.28	$60.28	$52.16
Second Quarter	$109.63	$72.70	$57.99	$45.96
Third Quarter	$109.14	$83.83	$58.64	$46.15
Fourth Quarter	$120.66	$87.72	$68.60	$55.63

As of January 31, 2012, there were approximately 972 stockholders of record of our common stock.

In addition, as of January 31, 2012, 104 stockholders of record of Biogen, Inc. common stock have yet to exchange their shares of Biogen, Inc. common stock for our common stock as contemplated by the merger of Biogen, Inc. and IDEC Pharmaceuticals Corporation in November 2003.

Dividends

We have not paid cash dividends since our inception. We do not anticipate paying any cash dividends in the near term.

Issuer Purchases of Equity Securities

The following table summarizes our common stock repurchase activity during the fourth quarter of 2011:

Period	Total Number of Shares Purchased (#)	Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Programs (#)	Maximum Number of Shares That May Yet Be Purchased Under Our Programs ($ in millions)
2011 Repurchase Program
Oct-11	—	—	—	15,000,000
Nov-11	458,352	108.89	458,352	14,541,648
Dec-11	559,179	109.96	559,179	13,982,469

Total	1,017,531	109.48

On February 11, 2011, we announced that our Board of Directors authorized the repurchase of up to 20.0 million shares of our common stock. We expect to use this repurchase program principally to offset common stock issuance under our share-based compensation plans. This repurchase program does not have an expiration date.

Stock Performance Graph

The graph below compares the five-year cumulative total stockholder return on our common stock, the S&P 500 Index and the Nasdaq Pharmaceutical Index, assuming the investment of $100.00 on December 31, 2006 with dividends being reinvested. The stock price performance in the graph below is not necessarily indicative of future price performance.

Item 6.	Selected Consolidated Financial Data

BIOGEN IDEC INC. AND SUBSIDIARIES

SELECTED FINANCIAL DATA

	For the Years Ended December 31,
	2011	2010	2009	2008	2007
(In millions, except per share amounts)	(11) (12) (13) (14)	(7) (8) (9) (10)	(4) (5) (6)	(3)	(1) (2)
Results of Operations
Product revenues	$3,836.1	$3,470.1	$3,152.9	$2,839.7	$2,136.8
Revenues from unconsolidated joint business	996.6	1,077.2	1,094.9	1,128.2	926.1
Other revenues	215.9	169.1	129.5	129.6	108.7

Total revenues	5,048.6	4,716.4	4,377.3	4,097.5	3,171.6

Cost and expenses:
Cost of sales, excluding amortization of acquired intangible assets	466.8	400.3	382.1	402.0	335.2
Research and development	1,219.6	1,248.6	1,283.1	1,072.1	925.2
Selling, general and administrative	1,056.1	1,031.5	911.0	925.3	776.1
Collaboration profit sharing	317.8	258.1	215.9	136.0	14.1
Amortization of acquired intangible assets	208.6	208.9	289.8	332.7	257.5
Fair value adjustment of contingent consideration	36.1	—	—	—	—
Restructuring charge	19.0	75.2	—	—	—
Acquired in-process research and development	—	245.0	—	25.0	84.2
Facility impairments and gain on dispositions, net	—	—	—	(9.2)	(0.4)

Total cost and expenses	3,323.9	3,467.5	3,081.9	2,883.9	2,391.8

Income from operations	1,724.7	1,248.9	1,295.4	1,213.6	779.8
Other income (expense), net	(13.5)	(19.0)	37.3	(57.7)	72.4

Income before income tax expense	1,711.2	1,229.9	1,332.7	1,155.9	852.2
Income tax expense	444.5	331.3	355.6	365.8	272.4

Net income	1,266.7	898.6	977.1	790.1	579.8
Net income (loss) attributable to noncontrolling interests, net of tax	32.3	(106.7)	6.9	6.9	(58.4)

Net income attributable to Biogen Idec Inc.	$1,234.4	$1,005.3	$970.1	$783.2	$638.2

Diluted Earnings Per Share
Diluted earnings per share attributable to Biogen Idec Inc.	$5.04	$3.94	$3.35	$2.65	$1.99

Weighted-average shares used in calculating diluted earnings per share attributable to Biogen Idec Inc.	245.0	254.9	289.5	295.0	320.2

Financial Condition
Cash, cash equivalents and marketable securities	$3,107.4	$1,950.8	$2,457.8	$2,262.8	$2,115.8
Total assets	$9,049.6	$8,092.5	$8,551.9	$8,479.0	$8,628.8
Notes payable, line of credit and other financing arrangements, less current portion	$1,060.8	$1,066.4	$1,080.2	$1,085.4	$51.8
Total Biogen Idec Inc. shareholders’ equity	$6,425.5	$5,396.5	$6,221.5	$5,806.1	$5,534.3

In addition to the following notes, the financial data included within the tables above should be read in conjunction with our consolidated financial statements and related notes and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of this report and our previously filed Forms 10-K.

(1)

Included in total cost and expenses in 2007 is a charge of $18.4 million for in-process research and development related to the acquisition of Biogen Idec Hemophilia, formerly Syntonix Pharmaceuticals Inc., and $64.3 million related to our collaboration with Neurimmune SubOne and our former collaboration with Cardiokine Biopharma LLC, which we consolidated as we determined that we were the primary beneficiary of these relationships. The $64.3 million was offset by an equal amount of noncontrolling interest, resulting in no net impact to the results of our operations.

(2)

In July 2007, we purchased approximately 56.4 million shares of our common stock pursuant to a tender offer. We funded the transaction through existing cash and cash equivalents of $1,490.5 million and a short term loan of $1,500.0 million.

(3)

Included in total cost and expenses in 2008 is $25.0 million for in-process research and development related to a milestone payment made to the former shareholders of Conforma Therapeutics pursuant to the terms of our acquisition of Conforma Therapeutics in 2006.

(4)

Total cost and expenses in 2009 includes the $110.0 million upfront payment made to Acorda Therapeutics, Inc. pursuant to our June 30, 2009 collaboration and license agreement to develop and commercialize products containing fampridine in markets outside the U.S.

(5)

Changes in tax law in certain state jurisdictions in which we operate and the resolution of multiple federal, state and foreign tax audits, including the effective settlement of several uncertain tax positions resulted in a $58.3 million reduction to our 2009 income tax expense.

(6)	In 2009, we repurchased 16.0 million shares of our common stock at a cost of $751.2 million under our 2006 and 2009 share repurchase programs.

(7)

Included in total cost and expenses in 2010 is a charge to acquired in-process research and development of $40.0 million related to the achievement of a milestone by Biogen Idec Hemophilia, Inc. (formerly Syntonix Pharmaceuticals, Inc.).

(8)

Included in total cost and expenses in 2010 is a charge to acquired in-process research and development of $205.0 million incurred in connection with the license agreement entered into with Knopp Neurosciences Inc. (Knopp), which we consolidated as we determined that we are the primary beneficiary of the entity. The $205.0 million charge was partially offset by an attribution of $145.0 million to the noncontrolling interest.

(9)

Net income attributable to noncontrolling interest also includes a charge of $25.0 million related to the payment made in 2010 to Cardiokine Biopharma LLC pursuant to the termination of our lixivaptan collaboration.

(10)	During 2010, we repurchased approximately 40.3 million shares of our common stock at a cost of approximately $2.1 billion under our 2010 and 2009 share repurchase authorizations.

(11)

In the second quarter of 2011 our share of RITUXAN revenues from unconsolidated joint business was reduced by approximately $50.0 million to reflect our share of the approximately $125.0 million compensatory damages and interest that Genentech estimated might be awarded to Hoechst GmbH (Hoechst), in relation to Genentech’s ongoing arbitration with Hoechst.

(12)	During 2011, we repurchased approximately 6.0 million shares of our common stock at a cost of approximately $498.0 million under our 2011 share repurchase authorization.

(13)

Biogen Idec Inc.’s shareholders’ equity in 2011 reflects a reduction in additional paid in capital and noncontrolling interests totaling $187.3 million resulting from our purchase of the noncontrolling interest in our joint venture investments in Biogen Dompé SRL and Biogen Dompé Switzerland GmbH.

(14)

Included in total cost and expenses in 2011 is a charge to research and development expense of $36.8 million related to an upfront payment made in connection with our collaboration and license agreement entered into with Portola Pharmaceuticals, Inc.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements and related notes beginning on page F-1 of this report. Certain totals may not sum due to rounding.

Executive Summary

Introduction

Biogen Idec is a global biotechnology company that discovers, develops, manufactures and markets therapies for the treatment of neurodegenerative diseases, hemophilia and autoimmune disorders. Patients worldwide benefit from our leading multiple sclerosis therapies, and the company generates $5 billion in annual revenues.

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

Financial Highlights

The following table is a summary of financial results achieved:

	For the Years Ended December 31,		% Change
			2011 compared to 2010
(In millions, except per share amounts and percentages)	2011 (1) (2) (4)	2010 (3) (4)
Total revenues	$5,048.6	$4,716.4	7.0%
Income from operations	$1,724.7	$1,248.9	38.1%
Net income attributable to Biogen Idec Inc.	$1,234.4	$1,005.3	22.8%
Diluted earnings per share attributable to Biogen Idec Inc.	$5.04	$3.94	27.9%

(1)

Income from operations, as well as net income attributable to Biogen Idec Inc. for 2011, was reduced by a charge of $36.8 million to research and development expense incurred in connection with the collaboration and license agreement entered into with Portola Pharmaceuticals, Inc. in October 2011.

(2)

In the second quarter of 2011 our share of RITUXAN revenues from unconsolidated joint business was reduced by approximately $50.0 million to reflect our share of the approximately $125.0 million compensatory damages and interest that Genentech estimated might be awarded to Hoechst GmbH (Hoechst), in relation to Genentech’s ongoing arbitration with Hoechst.

(3)

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

(4)

Income from operations, as well as net income attributable to Biogen Idec Inc., for 2011 and 2010, was reduced by $19.0 million and $75.2 million, respectively, resulting from charges associated with our restructuring initiative announced in November 2010.

As described below under “Results of Operations,” our operating results for the year ended December 31, 2011, reflect the following:

•	Worldwide AVONEX revenues totaled $2,686.6 million for 2011, representing an increase of 6.7% over 2010.

•	Our share of TYSABRI revenues totaled $1,079.5 million for 2011, representing an increase of 19.9% over 2010.

•

Our share of RITUXAN revenues totaled $996.6 million for 2011, representing a decrease of 7.5% from 2010. This decrease was primarily the result of royalty expirations in our rest of world markets, a decrease in selling and development expenses incurred by us and reimbursed by Genentech, which are also included within our total unconsolidated joint business revenues, and our share of a charge recorded by the collaboration in relation to Genentech’s ongoing arbitration with Hoechst GmbH. These decreases were offset in part by an increase in our share of U.S. RITUXAN net product revenues which increased 6.0% over 2010.

•

Total cost and expenses decreased 4.1% for 2011 compared to 2010. This decrease was primarily the result of the $245.0 million of IPR&D charges recognized in 2010 as well as a 2.3% decrease in research and development expense and a 74.7% decrease in restructuring charges recognized over 2010. These decreases were offset by a 16.6% increase in cost of sales, a 23.1% increase in collaboration profit sharing expense due to TYSABRI revenue growth, as well as a 2.4% increase in selling, general and administrative costs over the same period in 2010.

We generated $1,727.7 million of net cash flows from operations for 2011, which were primarily driven by earnings. Cash, cash equivalents and marketable securities totaled approximately $3,107.4 million as of December 31, 2011.

In February 2011, our Board of Directors authorized the repurchase of up to 20.0 million shares of our common stock. Under this authorization, in 2011, we repurchased approximately 6.0 million shares of our common stock at a cost of approximately $498.0 million.

Business Environment

We conduct our business primarily within the biotechnology and pharmaceutical industries, which are highly competitive. Many of our competitors are working to develop or have already developed products similar to those we are developing or already market. For example, along with us, a number of companies are working to develop or have already developed additional treatments for MS, including oral and other alternative formulations that may compete with AVONEX, TYSABRI or both. In addition, the commercialization of certain of our own pipeline product candidates, such as BG-12, may negatively impact future sales of AVONEX, TYSABRI or both. We may also face increased competitive pressures as a result of the emergence of biosimilars. In the U.S., AVONEX, TYSABRI, and RITUXAN are licensed under the Public Health Service Act (PHSA) as biological products. In March 2010, U.S. healthcare reform legislation amended the PHSA to authorize the U.S. Food and Drug Administration (FDA) to approve biological products, known as biosimilars or follow-on biologics, that are shown to be highly similar to previously approved biological products based upon potentially abbreviated data packages.

Global economic conditions continue to present challenges for our industry. Governments in many international markets in which we operate have announced or have already implemented austerity measures to constrain the overall level of government expenditures. These measures, which include efforts aimed at reforming health care coverage and reducing health care costs, and the deterioration of credit and economic conditions, particularly in certain countries in Europe, continue to exert pressure on product pricing, have delayed reimbursement for our products, and have negatively impacted our revenues and results of operations. For additional information about certain risks that could negatively impact our financial position or future results of operations, please read the “Risk Factors” section of this report.

Key Pipeline Developments

BG-12

During 2011, we announced positive top-line results from our two pivotal Phase 3 clinical trials, DEFINE and CONFIRM, designed to evaluate the investigational oral compound BG-12 as a monotherapy in relapsing MS. We are preparing regulatory submissions for BG-12 based upon the positive results from these two trials.

We acquired BG-12 and FUMADERM (together, Fumapharm Products) as part of our acquisition of Fumapharm AG in 2006. We paid $220.0 million upon closing of the transaction and will pay an additional $15.0 million if a Fumapharm Product is approved for MS in the U.S. or E.U. We may also make additional milestone payments to Fumapharm AG based on attainment of certain sales levels of Fumapharm Products, less certain costs as defined in the acquisition agreement. For additional information about these contingent milestone payments, please read the “Contractual Obligations and Off-Balance Sheet Arrangements – Contingent Consideration” subsection of this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

FAMPYRA

In July 2011, the European Commission (EC) granted a conditional marketing authorization for FAMPYRA in the E.U., which triggered a $25.0 million milestone payment. This payment was made to Acorda Therapeutics, Inc. (Acorda) in the third quarter of 2011. FAMPYRA is an oral compound indicated as a treatment to improve walking ability in adult patients with MS who have walking disability. FAMPYRA was commercially launched in Australia, Denmark, Germany, Norway and the U.K. in 2011. In 2012, we plan to launch FAMPYRA in Austria, Canada, Finland, France, Greece, Italy, Ireland, the Netherlands, Sweden and other markets. The exact timing of these launches remains subject to our ability to obtain reimbursement approval within the respective markets.

We have a license from Acorda to develop and commercialize FAMPYRA in all markets outside the U.S. Under the terms of our collaboration and license agreement, we will pay Acorda tiered royalties based on ex-U.S. net sales, and milestones based on new indications and ex-U.S. net sales. These milestones, which may total up to $400.0 million, include the $25.0 million payment for successful license of the product in the E.U. The next expected milestone would be $15.0 million, due when ex-U.S. net sales reach $100.0 million over a period of four consecutive quarters. For additional information about our collaboration with Acorda, please read Note 20, Collaborations to our consolidated financial statements included in this report.

Long-Lasting Recombinant Factors VIII and IX

We collaborate with Swedish Orphan Biovitrum AB (Sobi) on the commercialization of long-lasting recombinant Factors VIII and IX. In 2011, we received opinions from the EMA’s Pediatric Committee (PDCO) agreeing to pediatric investigational plans for Factor VIII and Factor IX. In accordance with the PDCO’s opinion, we plan to initiate global pediatric trials in previously-treated patients less than 12 years of age as soon as sufficient data are available from studies of older patients. The PDCO opinions for Factor VIII and Factor IX are under guidelines published by the EMA for the development of Factor IX and Factor VIII products. Pediatric data from these trials will be required in the initial submission of Marketing Authorization Applications to the European regulatory agency.

The Factor IX and Factor VIII hemophilia programs continue to advance according to plan with recruitment of patients in both phase III studies (B-LONG and A-LONG, respectively). For additional information about our collaboration with Sobi, please read Note 20, Collaborations to our consolidated financial statements included in this report.

Isis Pharmaceuticals, Inc.

In January 2012, we entered into an exclusive, worldwide option and development agreement with Isis Pharmaceuticals, Inc. (Isis) under which both companies will develop and commercialize Isis’ antisense investigational drug, ISIS-SMNRx, for the treatment of spinal muscular atrophy (SMA).

Under the terms of the agreement, Isis received an upfront payment of $29.0 million and is eligible to receive up to $45.0 million in milestone payments associated with the clinical development of ISIS-SMNRx prior to licensing. For additional information about our agreement with Isis, please read Note 27, Subsequent Events to our consolidated financial statements included in this report.

Samsung Biosimilar Agreement

In December 2011, we entered into an agreement with Samsung BioLogics Co. Ltd. (Samsung) to establish an entity to develop, manufacture and market biosimilar pharmaceuticals. Under the terms of the agreement, Samsung will contribute approximately $255.0 million for an 85 percent stake in the entity and Biogen Idec will contribute approximately $45.0 million for the remaining 15 percent ownership interest. Our investment will initially be limited to this initial contribution as we have no obligation to provide any additional funding; however, we maintain an option to purchase additional stock in the entity in order to increase our ownership percentage up to 49.9 percent. The exercise of this option is within our control. Completion of the transaction is subject to customary closing conditions. For additional information about our agreement with Samsung, please read Note 19, Investment in Variable Interest Entities to our consolidated financial statements included in this report.

Portola Pharmaceuticals, Inc.

In October 2011, we entered into an exclusive, worldwide collaboration and license agreement with Portola Pharmaceuticals, Inc. (Portola) under which both companies will develop and commercialize highly selective, novel oral Syk inhibitors for the treatment of various autoimmune and inflammatory diseases, including rheumatoid arthritis and systemic lupus erythematosus. For additional information about this transaction, please read Note 20, Collaborations to our consolidated financial statements included in this report.

Results of Operations

Revenues

Revenues are summarized as follows:

	For the Years Ended December 31,			% Change
				2011 compared to 2010	2010 compared to 2009
(In millions, except percentages)	2011	2010	2009
Product Revenues:
United States	$1,954.8	$1,744.4	$1,638.0	12.1%	6.5%
Rest of world	1,881.3	1,725.7	1,514.9	9.0%	13.9%

Total product revenues	3,836.1	3,470.1	3,152.9	10.5%	10.1%
Unconsolidated joint business revenues	996.6	1,077.2	1,094.9	(7.5)%	(1.6)%
Other revenues	215.9	169.1	129.5	27.7%	30.6%

Total revenues	$5,048.6	$4,716.4	$4,377.3	7.0%	7.7%

Product Revenues

Product revenues are summarized as follows:

	For the Years Ended December 31,			% Change
				2011 compared to 2010	2010 compared to 2009
(In millions, except percentages)	2011	2010	2009
AVONEX	$2,686.6	$2,518.4	$2,322.9	6.7%	8.4%
TYSABRI	1,079.5	900.2	776.0	19.9%	16.0%
Other product revenues	70.0	51.5	54.0	35.9%	(4.6)%

Total product revenues	$3,836.1	$3,470.1	$3,152.9	10.5%	10.1%

AVONEX

Revenues from AVONEX are summarized as follows:

	For the Years Ended December 31,			% Change
				2011 compared to 2010	2010 compared to 2009
(In millions, except percentages)	2011	2010	2009
United States	$1,628.3	$1,491.6	$1,406.2	9.2%	6.1%
Rest of world	1,058.3	1,026.8	916.7	3.1%	12.0%

Total AVONEX revenues	$2,686.6	$2,518.4	$2,322.9	6.7%	8.4%

For 2011 compared to 2010, as well as for 2010 compared to 2009, the increase in U.S. AVONEX revenues was due to price increases offset by decreased commercial demand. Decreased commercial demand resulted in declines of approximately 3% and 6% in U.S. AVONEX unit sales volume for 2011 and 2010, respectively, from the prior year comparative periods.

For 2011 compared to 2010, as well as for 2010 compared to 2009, the increase in rest of world AVONEX revenues reflects an increase in commercial demand offset by price decreases in some countries. Increased commercial demand resulted in increases of approximately 6% in rest of world AVONEX unit sales in both 2011 and 2010, respectively, over their prior year comparative periods. The increase in rest of world AVONEX revenues for 2011 compared to 2010 also reflects the favorable impact of foreign currency exchange rates offset by losses recognized in relation to the settlement of certain cash flow hedge instruments under our foreign currency hedging program. The increase in rest of world AVONEX revenues for 2010 compared to 2009 also reflects gains recognized in relation to the settlement of certain cash flow hedge instruments under our foreign currency hedging program offset by the negative impact of foreign currency exchange rates.

Losses recognized in relation to the settlement of certain cash flow hedge instruments under our foreign currency hedging program totaled $30.6 million in 2011, compared to gains recognized of $35.0 million for 2010 and losses recognized of $39.5 million in 2009.

We expect AVONEX to continue facing increased competition in the MS marketplace in both the U.S. and rest of world. We and a number of other companies are working to develop or have already commercialized products to treat MS, including oral and other alternative formulations that may compete with AVONEX now and in the future. In addition, the continued growth of TYSABRI and the commercialization of our other pipeline product candidates, such as BG-12, may negatively impact future sales of AVONEX. Increased competition may also lead to reduced unit sales of AVONEX, as well as increasing price pressure.

TYSABRI

We collaborate with Elan Pharma International, Ltd (Elan) an affiliate of Elan Corporation, plc, on the development and commercialization of TYSABRI. For additional information about this collaboration, please read Note 20, Collaborations to our consolidated financial statements included in this report.

Revenues from TYSABRI are summarized as follows:

	For the Years Ended December 31,			% Change
				2011 compared to 2010	2010 compared to 2009
(In millions, except percentages)	2011	2010	2009
United States	$326.5	$252.8	$231.8	29.2%	9.1%
Rest of world	753.0	647.4	544.2	16.3%	19.0%

Total TYSABRI revenues	$1,079.5	$900.2	$776.0	19.9%	16.0%

For 2011 compared to 2010, as well as for 2010 compared to 2009, the increase in U.S. TYSABRI revenues was due to increased commercial demand and price increases. Increased commercial demand resulted in increases of approximately 12% and 10% in U.S. TYSABRI unit sales volume for 2011 and, 2010, respectively, over the prior year comparative periods. The increase in U.S. TYSABRI revenues for 2010 compared to 2009, resulting from increased commercial demand and price increases, was offset by the sale to Elan of previously written-down TYSABRI inventory which became saleable following the approval of our higher-yielding manufacturing process. As our sales price to Elan in the U.S. is set to effect an approximate equal sharing of the gross margin with Elan plus reimbursement for our cost of goods sold, the distribution of this specific inventory reduced our cost of sales, which reduced the price per unit we charged to Elan and reduced our revenues by $7.5 million in 2010 compared to 2009. This inventory was fully utilized during 2010.

Net sales of TYSABRI from our collaboration partner, Elan, to third-party customers in the U.S. for 2011, 2010, and 2009 totaled $746.5 million, $593.1 million, and $508.5 million, respectively.

For 2011 compared to 2010, as well as for 2010 compared to 2009, the increase in rest of world TYSABRI revenues reflects an increase in commercial demand offset by price decreases in some countries. Increased commercial demand resulted in increases of approximately 19% and 23% in rest of world TYSABRI unit sales for 2011 and 2010, respectively, over their prior year comparative periods. The increase in rest of world TYSABRI revenues for 2011 compared to 2010 also reflects the favorable impact of foreign currency exchange rates offset by the deferral of a portion of our revenues recognized on sales of TYSABRI in Italy made during the fourth quarter of 2011 and losses recognized in relation to the settlement of certain cash flow hedge instruments under our foreign currency hedging program. The increase in rest of world TYSABRI revenues for 2010 compared to 2009 reflects gains recognized in relation to the settlement of certain cash flow hedge instruments under our foreign currency hedging program offset by the negative impact of foreign currency exchange rates.

In the fourth quarter of 2011, Biogen Idec SRL received a notice from the Italian National Medicines Agency (AIFA) stating that sales of TYSABRI for the period from February 2009 through February 2011 exceeded by EUR 30.7 million a reimbursement limit established pursuant to a Price Determination Resolution (Price Resolution) granted by AIFA in February 2007. In December 2011, we filed an appeal against AIFA seeking a ruling that our interpretation of the Price Resolution is valid and that the position of AIFA is unenforceable. While we believe that we have good and valid grounds for our appeal, an unfavorable decision could negatively impact our results of operations. As a result of this dispute, we deferred $13.8 million of revenue recognized on sales of TYSABRI made in Italy during the fourth quarter of 2011 and expect that we will continue to defer a portion of our revenues on future sales of TYSABRI in Italy until this matter is resolved. For additional information, please read Note 21, Litigation to our consolidated financial statements included within this report.

Losses recognized in relation to the settlement of certain cash flow hedge instruments under our foreign currency hedging program totaled $6.3 million in 2011, compared to gains recognized of $10.7 million for 2010 and losses recognized of $10.1 million 2009.

We expect TYSABRI to continue facing increased competition in the MS marketplace in both the U.S. and rest of world. We and a number of other companies are working to develop or have already commercialized products to treat MS, including oral and other alternative formulations that may compete with TYSABRI now and in the future. The commercialization of our other pipeline product candidates, such as BG-12, also may negatively impact future sales of TYSABRI. Increased competition may also lead to reduced unit sales of TYSABRI, as well as increasing price pressure. In addition, safety warnings included in the TYSABRI label, such as the risk of PML, and any future safety-related label changes, may limit the growth of TYSABRI unit sales. We continue to research and develop protocols and therapies that may reduce risk and improve outcomes of PML in patients. Our efforts to stratify patients into lower or higher risk for developing PML, including through the JCV assay, and other ongoing or future clinical trials involving TYSABRI may have a negative impact on prescribing behavior in at least the short term, which may result in decreased product revenues from sales of TYSABRI.

Other Product Revenues

Other product revenues are summarized as follows:

	For the Years Ended December 31,			% Change
				2011 compared to 2010	2010 compared to 2009
(In millions, except percentages)	2011	2010	2009
FUMADERM	$54.7	$51.2	49.6	6.8%	3.2%
FAMPYRA	13.6	—	—	* *	* *
Other	1.7	0.3	4.4	466.7%	(93.2)%

Total other product revenues	$70.0	$51.5	$54.0	35.9%	(4.6)%

Unconsolidated Joint Business Revenues

We collaborate with Genentech on the development and commercialization of RITUXAN. For additional information related to this collaboration including information regarding the pre-tax co-promotion profit sharing formula for RITUXAN and its impact on future unconsolidated joint business revenues, please read Note 20, Collaborations to our consolidated financial statements included in this report.

Revenues from unconsolidated joint business are summarized as follows:

	For the Years Ended December 31,			% Change
				2011 compared to 2010	2010 compared to 2009
(In millions, except percentages)	2011	2010	2009
Biogen Idec's share of pre-tax co-promotion profits in the U.S.	$872.7	$848.0	$773.6	2.9%	9.6%
Reimbursement of our selling and development expenses in the U.S.	6.1	58.3	65.6	(89.5)%	(11.1)%
Revenue on sales of RITUXAN in the rest of world	117.8	170.9	255.7	(31.1)%	(33.2)%

Total unconsolidated joint business revenues	$996.6	$1,077.2	$1,094.9	(7.5)%	(1.6)%

Biogen Idec’s Share of Pre-tax Co-Promotion Profits in the U.S.

The following table provides a summary of amounts comprising our share of pre-tax co-promotion profits in the U.S.:

	For the Years Ended December 31,			% Change
				2011 compared to 2010	2010 compared to 2009
(In millions, except percentages)	2011	2010	2009
Product revenues, net	$2,924.5	$2,759.2	$2,665.5	6.0%	3.5%
Cost and expenses	730.8	626.8	724.1	16.6%	(13.4)%

Pre-tax co-promotion profits in the U.S.	$2,193.7	$2,132.4	$1,941.4	2.9%	9.8%

Biogen Idec's share of pre-tax co-promotion profits in the U.S.	$872.7	$848.0	$773.6	2.9%	9.6%

For 2011 compared to 2010, as well as for 2010 compared to 2009, the increase in U.S. RITUXAN product revenues was primarily due to price increases and an increase in commercial demand. Increased commercial demand resulted in increases of approximately 4% and 2% in U.S. RITUXAN unit sales volume for 2011 and

2010, respectively, over their prior year comparative periods. The increases for both comparative periods were negatively impacted by increases in reserves established for rebates and allowances related to the U.S. healthcare reform legislation enacted in March 2010.

Collaboration cost and expenses for 2011 compared to 2010, as well as for 2010 compared to 2009, were favorably impacted by Genentech assuming responsibility for the U.S. sales and marketing efforts for RITUXAN in the fourth quarter of 2010. The savings realized from the consolidation of the sales force in 2011 were offset by a charge of approximately $125.0 million recorded to the collaboration, representing an estimate of compensatory damages and interest that might be awarded to Hoechst GmbH (Hoechst), in relation to an intermediate decision by the arbitrator in Genentech’s ongoing arbitration with Hoechst. As a result of this charge to the collaboration, our share of RITUXAN revenues from unconsolidated joint business was reduced by approximately $50.0 million in the second quarter of 2011. This $50.0 million amount reflects the estimate of the loss that we may incur in the event of a final arbitration award unfavorable to Genentech. The actual amount of our share of any damages may vary from this estimate depending on the nature or amount of any damages awarded to Hoechst, or if the arbitrator’s final decision is successfully challenged by Genentech. For additional information related to this matter, please read Note 21, Litigation to our consolidated financial statements included within this report.

In addition, total collaboration cost and expenses for 2011 was further negatively impacted by a new fee which became payable in 2011 by all branded prescription drug manufacturers and importers. This fee is calculated based upon each organization’s percentage share of total branded prescription drug sales to qualifying U.S. government programs (such as Medicare, Medicaid and VA and PHS discount programs). We have reduced our share of pre-tax co-promotion profits in the U.S. by approximately $15.0 million in 2011 based upon our estimate of the fee that will be assessed to Genentech on qualifying sales of RITUXAN in 2011.

Under our collaboration agreement, our current pre-tax co-promotion profit-sharing formula, which resets annually, provides for a 40% share of pre-tax co-promotion profits if co-promotion operating profits exceed $50.0 million. For 2011, 2010, and 2009, the 40% threshold was met during the first quarter.

Reimbursement of Selling and Development Expense in the U.S.

In the fourth quarter of 2010, we and Genentech made an operational decision under which we eliminated our RITUXAN oncology and rheumatology sales force, with Genentech assuming responsibility for the U.S. sales and marketing efforts related to RITUXAN. As a result of this change, selling and development expense incurred by us in the U.S. and reimbursed by Genentech decreased for 2011 in comparison to 2010, as well as for 2010 compared to 2009. As discussed in Note 20, Collaborations to our consolidated financial statements included in this report, Genentech incurs the majority of continuing development costs for RITUXAN. Expenses incurred by Genentech in the development of RITUXAN are not recorded as research and development expense, but rather reduce our share of pre-tax co-promotion profits recorded as a component of unconsolidated joint business revenues.

Revenue on Sales of RITUXAN in the Rest of World

Revenue on sales of RITUXAN in the rest of world consists of our share of pre-tax co-promotion profits in Canada and royalty revenue on sales of RITUXAN outside the U.S. and Canada. For 2011 compared to 2010, as well as for 2010 compared to 2009, the decline in revenue on sales of RITUXAN in the rest of world was due to the expirations of royalties on a country-by-country basis in certain of our rest of world markets. In addition, revenue on sales of RITUXAN in the rest of world for 2010 were favorably impacted by receipt of $21.3 million representing the cumulative underpayment of past royalties owed to us on sales of RITUXAN in the rest of world.

The royalty period for sales in the rest of world with respect to all products is 11 years from the first commercial sale of such product on a country-by-country basis. The royalty periods for substantially all of the remaining royalty-bearing sales of RITUXAN in the rest of world markets will expire in 2012. As a result of these expirations, we expect royalty revenues on sales of RITUXAN in the rest of world to continue to decline in 2012. After 2012, we expect revenue on sales of RITUXAN in the rest of world will primarily be limited to our share of pre-tax co-promotion profits in Canada.

Other Revenues

Other revenues are summarized as follows:

	For the Years Ended December 31,			% Change
				2011 compared to 2010	2010 compared to 2009
(In millions, except percentages)	2011	2010	2009
Royalty revenues	$158.5	$137.4	$124.4	15.4%	10.5%
Corporate partner revenues	57.4	31.7	5.1	81.1%	521.6%

Total other revenues	$215.9	$169.1	$129.5	27.7%	30.6%

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

For 2011 compared to 2010, as well as for 2010 compared to 2009, the increase in royalty revenues was primarily the result of an increase in sales of ANGIOMAX, which was licensed to The Medicines Company (TMC). Royalty revenues from the net worldwide sales of ANGIOMAX are recognized in an amount equal to the level of net sales achieved during a calendar year multiplied by the royalty rate in effect for that tier under our agreement with TMC. The royalty rate increases based upon which tier of total net sales are earned in any calendar year. The increased royalty rate is applied retroactively to the first dollar of net sales achieved during the year. This formula has the effect of increasing the amount of royalty revenue to be recognized in later quarters and, as a result, an adjustment is recorded in the periods in which an increase in royalty rate has been achieved. The increase in royalty revenues related to the sale of ANGIOMAX for 2011 compared to 2010 reflects a $14.7 million adjustment recorded in the fourth quarter of 2011, as net sales levels for 2011 achieved a new royalty tier.

Under the terms of our agreement, TMC is obligated to pay us royalties earned, on a country-by-country basis, until the later of (1) twelve years from the date of the first commercial sale of ANGIOMAX in such country or (2) the date upon which the product is no longer covered by a licensed patent in such country. The annual royalty rate is reduced by a specified percentage in any country where the product is no longer covered by a licensed patent and where sales have been reduced to a certain volume-based market share. TMC began selling ANGIOMAX in the U.S. in January 2001. The principal U.S. patent that covers ANGIOMAX ( ’404 Patent) was due to expire in March 2010 and TMC applied for an extension of the term of this patent. Initially, the U.S. Patent and Trademark Office (PTO) rejected TMC’s application because in its view the application was not timely filed. TMC sued the PTO in federal district court seeking to extend the term of the ’404 patent to December 2014. On August 3, 2010, the federal district court ordered the PTO to deem the application as timely filed. A generic manufacturer challenged the federal district court’s order in an appellate proceeding, but on January 23, 2012 the manufacturer filed a motion to dismiss its appeal. The PTO has granted an interim extension of the patent term until August 23, 2012 pending completion of its review of TMC’s application for extension to December 2014. In the event that TMC is unsuccessful in obtaining a patent term extension to December 2014 and third parties sell products comparable to ANGIOMAX, we would expect a significant decrease in royalty revenues due to increased competition, which may impact sales and result in lower royalty tiered rates.

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

For 2011 compared to 2010, as well as for 2010 compared to 2009, the increase in corporate partner revenues was primarily due to increased contract manufacturing activity. Corporate partner revenues for 2011 also includes a one-time cash payment of approximately $11.0 million received in exchange for entering into an asset transfer agreement in March 2011 related to two research and development programs that were discontinued in connection with our November 2010 restructuring initiative.

Reserves for Discounts and Allowances

Revenues from product sales are recorded net of applicable allowances for trade term discounts, wholesaler incentives, Medicaid rebates, Veterans Administration (VA) and Public Health Service (PHS) discounts, managed care rebates, product returns, and other governmental rebates or applicable allowances including those associated with the implementation of pricing actions in certain of international markets in which we operate.

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

Reserves for discounts, contractual adjustments and returns that reduced gross product revenues are summarized as follows:

	For the Years Ended December 31,			% Change
				2011 compared to 2010	2010 compared to 2009
(In millions, except percentages)	2011	2010	2009
Discounts	$96.0	$77.9	$74.0	23.2%	5.3%
Contractual adjustments	346.4	282.6	192.5	22.6%	46.8%
Returns	14.8	14.3	16.6	3.5%	(13.9)%

Total allowances	$457.2	$374.8	$283.1	22.0%	32.4%

Gross product revenues	$4,293.3	$3,844.9	$3,436.0	11.7%	11.9%

Percent of gross product revenues	10.6%	9.7%	8.2%

Discount reserves include trade term discounts and wholesaler incentives. For 2011 compared to 2010, as well as for 2010 compared to 2009, the increase in discounts was primarily driven by increases in trade term and volume discounts and wholesaler incentives as a result of price increases and increased sales.

Contractual adjustment reserves relate to Medicaid and managed care rebates, VA and PHS discounts and other government rebates or applicable allowances. For 2011 compared to 2010, as well as for 2010 compared to 2009, the increase in contractual adjustments was due to higher reserves for managed care and Medicaid and VA programs principally associated with price increases in the U.S. and an increase in contractual rates as well as an increase in governmental rebates and allowances associated with the implementation of pricing actions in certain of the international markets in which we operate.

Product return reserves are established for returns made by wholesalers. In accordance with contractual terms, wholesalers are permitted to return product for reasons such as damaged or expired product. The majority of wholesaler returns are due to product expiration. Reserves for product returns are recorded in the period the related revenue is recognized, resulting in a reduction to product sales. For 2011 compared to 2010, as well as for 2010 compared to 2009, return reserves remained relatively unchanged.

Cost and Expenses

A summary of total cost and expenses is as follows:

	For the Years Ended December 31,			% Change
				2011 compared to 2010	2010 compared to 2009
(In millions, except percentages)	2011	2010	2009
Cost of sales, excluding amortization of acquired intangible assets	$466.8	$400.3	$382.1	16.6%	4.8%
Research and development	1,219.6	1,248.6	1,283.1	(2.3)%	(2.7)%
Selling, general and administrative	1,056.1	1,031.5	911.0	2.4%	13.2%
Collaboration profit sharing	317.8	258.1	215.9	23.1%	19.5%
Amortization of acquired intangible assets	208.6	208.9	289.8	(0.2)%	(27.9)%
Fair value adjustment of contingent consideration	36.1	—	—	**	**
Restructuring charge	19.0	75.2	—	(74.7)%	**
Acquired in-process research and development	—	245.0	—	(100.0)%	**

Total cost and expenses	$3,323.9	$3,467.5	$3,081.9	(4.1)%	12.5%

Cost of Sales, Excluding Amortization of Acquired Intangible Assets (Cost of Sales)

	For the Years Ended December 31,			% Change
				2011 compared to 2010	2010 compared to 2009
(In millions, except percentages)	2011	2010	2009
Cost of sales, excluding amortization of acquired intangible assets	$466.8	$400.3	$382.1	16.6%	4.8%

For 2011 compared to 2010, the increase in cost of sales was driven by higher unit sales volumes, increased contract manufacturing and production costs, and an increase in amounts written down related to excess, obsolete or unmarketable inventory. These increases were partially offset by the sale of inventory produced under our high-titer production process. Cost of sales for 2011 also includes increased costs associated with AVONEX PEN, the JC virus antibody assay, and sales of FAMPYRA, while cost of sales for 2010 included $6.7 million of period expense related to the shutdown for capital upgrades of our manufacturing facility in Research Triangle Park, North Carolina (RTP).

For 2010 compared to 2009, the increase in cost of sales was primarily due to higher unit sales volumes, increased contract manufacturing activity as well as $6.7 million of period expense incurred related to the shutdown for capital upgrades of our manufacturing facility in RTP. This comparative increase was offset by the sale of previously written-down TYSABRI inventory, which became saleable following approval of our new higher-yielding manufacturing process. The distribution of this inventory, which was fully utilized during 2010, reduced our cost of sales by $11.4 million compared to 2009. In addition, the sale of inventory produced under our new high-titer production process reduced our cost of sales by $8.4 million compared to 2009.

We expect an increase in total cost of sales for 2012 compared to 2011, as a result of higher expected sales volumes and increased contract manufacturing activity.

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

Amounts written down related to excess, obsolete or unmarketable inventory are charged to cost of sales, and totaled $25.4 million, $11.8 million, and $16.9 million for the years ended December 31, 2011, 2010, and 2009, respectively.

Research and Development

	For the Years Ended December 31,			% Change
				2011 compared to 2010	2010 compared to 2009
(In millions, except percentages)	2011	2010	2009
Research and development	$1,219.6	$1,248.6	$1,283.1	(2.3)%	(2.7)%

Research and development expense for 2011 compared to 2010, reflects our efforts to allocate resources within our research and development organization consistent with our restructuring initiative, which is described below under the heading Restructuring Charge, and resulted in a reduction in spending related to certain programs which were terminated or are in the process of being discontinued. These decreases were offset by research and development costs associated with initiatives to grow our business, which include increased clinical trial activity for certain of our late stage product candidates, such as dexpramipexole, Factor VIII, Factor IX, and PEGylated interferon beta-1a. Research and development expense for 2011 compared to 2010, also reflects a reduction in milestone and upfront payments recognized within research and development expense.

For 2010 compared to 2009, research and development expense decreased by $34.5 million. This decrease reflects a reduction in milestone and upfront payments recognized within research and development expense and a reduction in spending in certain deprioritized programs offset by increased clinical activity for our daclizumab, PEGylated interferon beta-1a, neublastin, Factor VIII and Factor IX programs as well as efforts to research and develop protocols that may reduce risk and improve outcomes of PML in patients treated with TYSABRI. In addition, our costs for the Factor VIII and Factor IX programs increased in 2010 following the restructuring of our collaboration agreement with Swedish Orphan Biovitrum, whereby we assumed full development and manufacturing responsibilities for these programs.

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

We expect total research and development expense in 2012 to be between 24% and 25% of total revenue, and as a result, we expect a modest increase in total research and development expense for 2012 compared to 2011.

Milestone and Upfront Payments included in Research and Development Expense

Milestone and upfront payments to our collaboration partners, included within research and development expense, totaled $45.9 million, $68.9 million and $151.5 million for 2011, 2010 and 2009, respectively.

Included in total research and development expense in 2011 is a charge of $36.8 million related to an upfront payment made in connection with our collaboration and license agreement entered into with Portola Pharmaceuticals, Inc. Research and development expense for 2010 included the $26.4 million upfront payment made to Knopp Neurosciences, Inc. (Knopp), which became payable to Knopp upon our entering a license agreement for dexpramipexole in August 2010 as well as a $30.0 milestone paid to Abbott Biotherapeutics Corp, formerly Facet Biotech, in May 2010 upon initiation of patient enrollment in a Phase 3 trial of daclizumab in relapsing MS.

For 2010 compared to 2009, the decrease in milestone and upfront payments was primarily the result of the $110.0 million upfront payment made to Acorda in 2009. The timing of future upfront fees and milestone payments may cause variability in future research and development expense.

Selling, General and Administrative

	For the Years Ended December 31,			% Change
				2011 compared to 2010	2010 compared to 2009
(In millions, except percentages)	2011	2010	2009
Selling, general and administrative	$1,056.1	$1,031.5	$911.0	2.4%	13.2%

For 2011 compared to 2010, the increase in selling, general and administrative expenses was primarily due to initiatives to grow our business, the negative impact of foreign currency exchange rates and increased sales and marketing activities in support of AVONEX and TYSABRI, as well as costs incurred in support of the potential launch of BG-12, offset by a decrease in grant and sponsorship activity and savings realized through our restructuring initiatives, which are described below under the heading Restructuring Charge. Selling, general and administrative expenses for 2010 also included incremental charges totaling $18.6 million, which were recognized in relation to the modification of equity based compensation in accordance with the transition agreement entered into with James C. Mullen, who retired as our President and Chief Executive Officer on June 8, 2010.

For 2010 compared to 2009, the increase in selling, general and administrative expenses was primarily due to increased sales and marketing activities in support of AVONEX and TYSABRI, the incremental charges related to the transition agreement with Mr. Mullen discussed above, and increased grant and sponsorship activity.

We expect total selling, general and administrative expense in 2012 to be between 22% and 23% of total revenue. The expected increase in selling, general and administrative expenses to be incurred in 2012 over 2011 is related to the development of sales force and promotional spending in support of FAMPYRA and the potential launches of BG-12 and our Factor VIII and Factor IX programs.

Collaboration Profit Sharing

	For the Years Ended December 31,			% Change
				2011 compared to 2010	2010 compared to 2009
(In millions, except percentages)	2011	2010	2009
Collaboration profit sharing	$317.8	$258.1	$215.9	23.1%	19.5%

For 2011 compared to 2010, as well as for 2010 compared to 2009, the increases in collaboration profit sharing expense were due to the continued increase in TYSABRI rest of world sales resulting in higher rest of world net operating profits to be shared with Elan and resulting in growth in the third-party royalties Elan paid on behalf of the collaboration. For 2011, 2010, and 2009, our collaboration profit sharing expense included $55.5 million, $45.5 million and $40.0 million related to the reimbursement of third-party royalty payments made by Elan. For additional information about this collaboration, please read Note 20, Collaborations to our consolidated financial statements included in this report.

Amortization of Acquired Intangible Assets

	For the Years Ended December 31,			% Change
				2011 compared to 2010	2010 compared to 2009
(In millions, except percentages)	2011	2010	2009
Amortization of acquired intangible assets	$208.6	$208.9	$289.8	(0.2)%	(27.9)%

For 2011 compared to 2010, as well as for 2010 compared to 2009, the change in amortization of acquired intangible assets is primarily driven by the amount of amortization recorded in relation to our AVONEX core technology asset. Amortization for acquired intangible assets is expected to be in the range of approximately $160.0 million to $200.0 million annually through 2016.

AVONEX Core Technology Asset

Our most significant intangible asset is the core technology related to our AVONEX product. Our amortization policy reflects our belief that the economic benefit of our core technology is consumed as revenue is generated from our AVONEX product. We refer to this amortization methodology as the economic consumption model, which involves calculating a ratio of actual current period sales to total anticipated sales for the life of the product and applying this ratio to the carrying amount of the intangible asset. An analysis of the anticipated lifetime revenues of AVONEX is performed at least annually during our long range planning cycle, and this analysis serves as the basis for the calculation of our economic consumption model. We believe this process has allowed us to reliably determine the best estimate of the pattern in which we will consume the economic benefits of our core technology intangible asset.

The results of our long range planning cycle completed in the third quarter of 2009, were most significantly impacted by the issuance in the U.S. of the AVONEX ’755 Patent in September 2009. As a result of the increase in the total expected lifetime revenue of AVONEX and the extension of the assumed remaining life of our core intangible asset, amortization recorded for the third and fourth quarters of 2009 decreased significantly from those amounts recorded during the first half of 2009.

Amortization recorded for the first and second quarters of 2010 was also recorded based upon the results of the 2009 analysis. The results of our analysis completed in the third quarter of 2010 did not result in a significant change in the expected lifetime revenues of AVONEX, and as a result, amortization recorded in the third and fourth quarters of 2010 and the first two quarters of 2011 were comparable to amounts recorded in the previous four quarters.

Our most recent long range planning cycle was completed in the third quarter of 2011, which reflected a further increase in the expected lifetime revenue of AVONEX. This most recent increase in the expected lifetime revenues of AVONEX was primarily attributable to changes in expected impact of competitor products. As a result, amortization recorded for the third and fourth quarters of 2011 decreased from those amounts recorded in the first half of 2011. Based upon this most recent analysis, amortization of our core intangible asset related to AVONEX is expected to be in the range of approximately $100.0 million to $150.0 million annually through 2016.

We monitor events and expectations regarding product performance. If there are any indications that the assumptions underlying our most recent analysis would be different than those utilized within our current estimates, our analysis would be updated and may result in a significant change in the anticipated lifetime revenue of AVONEX determined during our most recent annual review. For example, the occurrence of an adverse event, such as the invalidation of our AVONEX ’755 Patent, could substantially increase the amount of amortization expense associated with our acquired intangible assets as compared to previous periods or our current expectations, which may result in a significant negative impact on our future results of operations.

Fair Value Adjustment of Contingent Consideration

	For the Years Ended December 31,			% Change
				2011 compared to 2010	2010 compared to 2009
(In millions, except percentages)	2011	2010	2009
Fair value adjustment of contingent consideration	$36.1	$—	$—	**	**

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

In connection with our acquisition of Biogen Idec International Neuroscience GmbH (BIN), formerly Panima Pharmaceuticals AG (Panima), in 2010, we recorded a liability of $81.2 million representing the acquisition date fair value of the contingent consideration. There was no significant change in the valuation of this liability from the acquisition date through December 31, 2010. The fair value of this contingent consideration obligation as of December 31, 2011 was $119.1 million. The increase in the fair value of this obligation, of $37.9 million since December 31, 2010, was primarily due to changes in the discount rate and in the probability and expected timing related to the achievement of certain remaining developmental milestones, offset by the payment of a $5.0 million developmental milestone.

In addition, we also recorded a contingent consideration obligation of $38.8 million in the third quarter of 2011 related to our purchase of the noncontrolling interest in our joint venture investments in Biogen Dompé SRL and Biogen Dompé Switzerland GmbH, our respective sales affiliates in Italy and Switzerland. The fair value of this contingent consideration obligation as of December 31, 2011 was $31.9 million. The decrease in the fair value of this obligation, of $6.9 million since the acquisition date, was primarily due to changes in the discount rate and in the probability and expected timing related to the achievement of certain cumulative sales-based and developmental milestones.

Restructuring Charge

	For the Years Ended December 31,			% Change
				2011 compared to 2010	2010 compared to 2009
(In millions, except percentages)	2011	2010	2009
Restructuring charge	$19.0	$75.2	$—	(74.7)%	**

In November 2010, we announced a number of strategic, operational, and organizational initiatives designed to provide a framework for the future growth of our business and realign our overall structure to become a more efficient and cost effective organization. As part of this initiative:

•	We out-licensed or terminated certain research and development programs, including those in oncology and cardiovascular medicine, that are no longer a strategic fit for us.

•	We completed a 13% reduction in workforce spanning our sales, research and development, and administrative functions.

•

We vacated and recognized the sale of the San Diego, California facility as well as consolidated certain of our Massachusetts facilities. For a more detailed description of transactions affecting our facilities, please read Note 11, Property, Plant and Equipment to our consolidated financial statements included within this report.

As a result of these initiatives, we have begun to realize annual operating expense savings of which the substantial majority will be realized within research and development and selling, general and administrative expense. These savings, which are expected to approximate $300.0 million annually, are offset by costs associated with initiatives to grow our business. We have also increased our workforce to support our growth initiatives, including efforts to bring forward our late stage pipeline.

Costs associated with our workforce reduction are primarily related to employee severance and benefits. Facility consolidation costs are primarily comprised of charges associated with closing these facilities, related lease obligations and additional depreciation recognized when the expected useful lives of certain assets have been shortened due to the consolidation and closing of related facilities and the discontinuation of certain research and development programs. As of December 31, 2011, substantially all restructuring charges have been incurred and paid. We incurred $19.0 million of these charges during 2011, of which $12.8 million were related to our workforce reduction and $6.2 million related to the consolidation of our facilities. During the fourth quarter of 2010, we incurred $75.2 million of these charges, of which $67.2 million were related to our workforce reduction and $8.0 million were related to the consolidation of our facilities.

The following table summarizes the activity of our restructuring liability:

(In millions)	Workforce Reduction	Facility Consolidation	Total
Restructuring reserve as of December 31, 2010	$60.6	$5.8	$66.4
Expense	15.8	2.4	18.2
Payments	(81.8)	(3.9)	(85.7)
Adjustments to previous estimates, net	(2.9)	—	(2.9)
Other adjustments	8.6	(3.2)	5.4

Restructuring reserve as of December 31, 2011	$0.3	$1.1	$1.4

Acquired In-process Research and Development (IPR&D)

	For the Years Ended December 31,			% Change
				2011 compared to 2010	2010 compared to 2009
(In millions, except percentages)	2011	2010	2009
Acquired in-process research and development	$—	$245.0	$—	(100.0)%	**

In August 2010, we entered into a license agreement with Knopp for the development, manufacture and commercialization of dexpramipexole, an orally administered small molecule in clinical development for the treatment of ALS. As we determined that we are the primary beneficiary of this relationship, we consolidate the results of Knopp and recorded an IPR&D charge of approximately $205.0 million upon initial consolidation within our consolidated statements of income for 2010. We attributed approximately $145.0 million of the total IPR&D charge to the noncontrolling interest, representing the noncontrolling interest’s ownership interest in the equity of Knopp. For additional information related to this transaction, please read Note 19, Investments in Variable Interest Entities to our consolidated financial statements included in this report.

In connection with our acquisition of Biogen Idec Hemophilia Inc., formerly Syntonix Pharmaceuticals, Inc. (Syntonix), in January 2007, we agreed to make additional payments based upon the achievement of certain milestone events. One of these milestones was achieved when, in January 2010, we initiated patient enrollment in a registrational trial of Factor IX in hemophilia B. As a result of the achievement of this milestone we paid approximately $40.0 million to the former shareholders of Syntonix, which was reflected as a charge to acquired IPR&D within our consolidated statement of income for 2010.

Other Income (Expense), Net

Components of other income (expense), net, are summarized as follows:

	For the Years Ended December 31,			% Change
				2011 compared to 2010	2010 compared to 2009
(In millions, except percentages)	2011	2010	2009
Interest income	$19.2	$22.3	$48.5	(13.9)%	(54.0)%
Interest expense	(33.0)	(36.1)	(35.8)	(8.6)%	(0.8)%
Impairments on investments	(11.5)	(21.3)	(10.6)	(46.0)%	(100.9)%
Foreign exchange gains (losses), net	(6.3)	(3.5)	11.4	80.0%	(130.7)%
Gain (loss) on sales of investments, net	17.4	16.3	22.8	6.7%	(28.5)%
Other, net	0.7	3.3	1.0	(78.8)%	230.0%

Total other income (expense), net	$(13.5)	$(19.0)	$37.3	(28.9)%	(151.0)%

Interest Income

For 2011 compared to 2010, as well as for 2010 compared to 2009, interest income decreased primarily due to lower interest yields on cash, cash equivalents, and marketable securities offset by an increase in average cash balances. The decrease for 2010 compared to 2009, was also due to lower average cash balances.

Interest Expense

For 2011 compared to 2010 the decrease in interest expense was primarily due to an increase in the amount of capitalized interest. For 2010 compared to 2009, interest expense remained relatively unchanged.

For 2011, 2010 and 2009, we capitalized interest costs related to construction in progress totaling approximately $32.6 million, $28.6 million and $28.5 million, respectively, which reduced our interest expense by the same amount. Capitalized interest costs are primarily related to the development of our large-scale biologic manufacturing facility in Hillerød, Denmark.

Impairment on Investments

In 2011, we recognized $11.5 million in charges for the impairment of our publicly-held strategic investments, investments in venture capital funds and investments in privately-held companies.

In 2010, we recognized $21.3 million in charges for the other-than-temporary impairment of our publicly held strategic investments, investments in venture capital funds and investments in privately held companies. The increase over amounts recognized in 2009 was primarily the result of one of our strategic investments, executing an equity offering at a price below our cost basis during the first quarter of 2010.

In 2009, we recognized impairment losses of $7.0 million on our publicly-held strategic investments and non-marketable securities and an additional $3.6 million in charges for the other-than-temporary impairment on our marketable debt securities primarily related to mortgage and asset-backed securities.

We may incur additional impairment charges on these investments in the future.

Income Tax Provision

	For the Years Ended December 31,			% Change
				2011 compared to 2010	2010 compared to 2009
(In millions, except percentages)	2011	2010	2009
Effective tax rate on pre-tax income	26.0%	26.9%	26.7%	(3.3)%	0.7%
Income tax expense	$444.5	$331.3	$355.6	34.2%	(6.8)%

Our effective tax rate fluctuates from year to year due to the global nature of our operations. The factors that most significantly impact our effective tax rate include variability in the allocation of our taxable earnings between multiple jurisdictions, changes in tax laws, the amount and characterization of our research and development expenses, acquisitions and licensing transactions.

Our effective tax rate for 2011 compared to 2010 decreased primarily due to our 2010 license and collaboration agreement with Knopp, which negatively impacted our 2010 effective tax rate due to the attribution to noncontrolling interest of $145.0 million of the associated IPR&D charge. As such, the attributed amount did not generate a tax deduction, causing our tax rate to be unfavorably impacted by 2.8%. In addition, during 2011, we experienced an increase in research and development expenditures eligible for the orphan drug credit, a lower effective state tax rate resulting from a change in state law and the settlement of outstanding matters related to state and federal audits. These favorable items were offset by a higher percentage of our 2011 profits being earned in higher tax rate jurisdictions, principally the U.S., and a non-deductible charge for contingent consideration associated with the acquisition of Panima.

For 2010 compared to 2009, our effective tax rate was negatively impacted due to the attribution to noncontrolling interest of $145.0 million of the IPR&D charge related to our license agreement with Knopp. The impact of the Knopp transaction was partially offset by a higher percentage of our profits being earned in lower rate international jurisdictions in 2010. This change in the location of our relative profits was caused by the growth of our international operations and lower 2010 domestic earnings as a proportion of total consolidated earnings.

During 2010, we also experienced a favorable impact on our effective tax rates due to a statutory increase in the U.S. manufacturers’ tax deduction and an increase in expenditures eligible for our orphan drug credit. In addition, our 2009 effective tax rate was increased by 2.1% as a result of the $110.0 million upfront payment incurred in connection with the collaboration and license agreement entered into with Acorda in the second quarter of 2009. Our effective tax rate for 2009 was also favorably impacted by 2.3% for changes in tax law which became effective during the first quarter of 2009 in certain state jurisdictions in which we operate and the favorable resolution of certain federal, state and foreign tax audits. The resolution of these tax audits resulted in a reduction of our reserves for several uncertain tax positions, which had a favorable impact of 2.1% on our 2009 effective tax rate.

Our effective tax rate will continue to be dependent upon the allocation of our profits amongst jurisdictions, the percentage of our earnings which are subject to taxation in the U.S. and our level of deductible research and development spending. During 2012 we expect our effective tax rate to be between 24% and 26%. We expect this decrease in rate due to higher clinical trial spending on orphan drug credit eligible programs, including the Phase III studies for Factor VIII, Factor IX and dexpramipexole, and the cessation of certain inter-company royalties owed by a foreign affiliate of ours to a U.S. affiliate, on the international sales of one of our products.

Noncontrolling Interest

	For the Years Ended December 31,			% Change
				2011 compared to 2010	2010 compared to 2009
(In millions, except percentages)	2011	2010	2009
Net income (loss) attributable to noncontrolling interests, net of tax	$32.3	$(106.7)	$6.9	(130.3)%	(1,646.4)%

On September 6, 2011, we completed the purchase of the noncontrolling interest in our joint venture investments in Biogen Dompé SRL and Biogen Dompé Switzerland GmbH, our respective sales affiliates in Italy and Switzerland. Prior to this transaction, our consolidated financial statements reflected 100% of the operations of these joint venture investments and we recorded net income (loss) attributable to noncontrolling interests in our consolidated statements of income based on the percentage of ownership interest retained by our joint venture partners. We have continued to consolidate the operations of these entities following our purchase of the noncontrolling interest; however, as of September 6, 2011, we no longer allocate 50% of the earnings of these ventures to net income (loss) attributable to noncontrolling interests as Biogen Dompé SRL and Biogen Dompé Switzerland GmbH became wholly-owned subsidiaries of the Company. For additional information related to this transaction, please read Note 2, Acquisitions to our consolidated financial statements included within this report.

For 2011 compared to 2010, the change in net income attributable to noncontrolling interests, net of tax, primarily resulted from the impact of our Knopp transaction recorded in 2010, offset by the $25.0 million termination payment made to Cardiokine. Net income attributable to noncontrolling interests, net of tax, for 2011 also reflects a reduction in earnings from our foreign joint ventures due to our purchase of the noncontrolling interest in our joint venture investments described above, as well as the attribution of a $15.0 million milestone payment to Neurimmune SubOne AG (Neurimmune) upon our submission an Investigational New Drug application for BIIB037 (human anti-Amyloid ß mAb) in April 2011, and the attribution of a $10.0 million milestone payment to Knopp upon dosing the first patient in a registrational study for dexpramipexole in March 2011.

For 2010 compared to 2009, the decrease in net income attributable to noncontrolling interests was primarily the result of the attribution of $145.0 million of the $205.0 million IPR&D charge recognized upon consolidation of the Knopp variable interest entity to the noncontrolling interest in the third quarter of 2010 offset by the $25.0 million payment made to Cardiokine upon the termination of our license agreement and an attribution of earnings from our foreign joint ventures.

New Cambridge Leases

In July 2011, we executed leases for two office buildings to be built in Cambridge, Massachusetts with a planned occupancy during the second half of 2013. Construction of these facilities began in late 2011. These buildings will serve as the future location of our corporate headquarters and commercial operations. These buildings will also provide additional general and administrative and research and development office space.

As a result of our decision to relocate our corporate headquarters and centralize our campus in Cambridge, Massachusetts, we expect to vacate our Weston, Massachusetts facility upon completion of the new buildings. Based upon our most recent estimates, we expect to incur a charge of approximately $35.0 million upon vacating this facility when the new Cambridge buildings have been completed. This amount represents our remaining Weston lease obligation, net of our estimate of sublease income expected to be recovered. In addition, this decision has also resulted in a change in the expected useful lives of certain leasehold improvements and other assets, which have been shortened due to our anticipated departure from this facility and will result in approximately $25.0 million of additional depreciation that will be realized ratably from the third quarter of 2011 through the date upon which we expect to vacate the Weston facility. Approximately $4.7 million of this additional depreciation was recognized in 2011.

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

Our net income may also fluctuate due to the impact of our foreign currency hedging program, which is designed to mitigate, over time, a portion of the impact resulting from volatility in exchange rate changes on net income and earnings per share. We use foreign currency forward contracts to manage foreign currency risk with the majority of our forward contracts used to hedge certain forecasted revenue transactions denominated in foreign currencies. Other foreign currency gains or losses arising from our operations are recognized in the period in which we incur those gains or losses.

In addition, there is speculation that due to the global economic downturn the future of the euro may be uncertain. A significant number of our foreign subsidiaries have the euro as their local currency. In the event that certain countries, such as Greece, abandon the euro the resultant macroeconomic impact remains unknown. An abandonment of the euro, in any or all of the countries in which we operate, could have a significant impact on our results of operations. Our balance sheet exposure to Greece is limited as our only receivables in this market are due from our distributor, which totaled approximately $4.0 million as of December 31, 2011. In addition, we maintain no investment holdings backed by the Greek government.

Pricing Pressure

Global economic conditions continue to present challenges for our industry. The global economic downturn and the deterioration of credit and economic conditions continue to impact our results of operations, particularly in countries where government-sponsored healthcare systems are the primary payers for healthcare. Global economic conditions may be further impacted by additional negative economic developments in countries such as France, Italy, Portugal and Spain, whose sovereign debt obligations were recently downgraded and Greece, which is facing possible default of its sovereign debt obligations. As a result, many countries worldwide, particularly those within the European Union, are reducing their public expenditures in an effort to achieve cost savings.

Governments in a number of international markets, in which we operate, including Germany, France, Italy, the United Kingdom and Spain have announced or implemented austerity measures aimed at reducing healthcare costs to constrain the overall level of government expenditures. The implementation of measures varies by country and include among other things, mandatory rebates and discounts, price reductions and suspensions on pricing increases on pharmaceuticals. Certain implemented measures have already negatively impacted our revenues throughout 2010 and 2011. We expect to see continued efforts to achieve additional reductions in public expenditures and consequently expect that our revenues and results of operations will be further negatively impacted if these, similar or more extensive measures are, or continue to be, implemented in these and other countries in which we operate. Based upon our most recent estimates, we expect such measures will reduce our revenues in 2012 by approximately $40.0 to $60.0 million.

In addition, certain countries set prices by reference to the prices in other countries where our products are marketed. Thus, our inability to secure adequate prices in a particular country may impair our ability to obtain acceptable prices in existing and potential new markets and limit market growth. The continued implementation of pricing actions throughout Europe may also lead to higher levels of parallel trade.

Recent austerity measures that have or are expected to impact our results of operations include, but are not limited to, the following:

France: AVONEX reimbursement rates are subject to periodic pricing review. Following a therapeutic class review, revised prices for interferons and glatiramer acetate have recently been published in France. As a result, the price of AVONEX and AVONEX PEN will be reduced by 10% effective April 1, 2012 and October 1, 2012, respectively. We do not expect a change in TYSABRI pricing during 2012.

In September 2011, the French government announced that the national target for expenditures in public healthcare has been significantly reduced in an effort to decrease the social security deficit. To achieve this goal, additional austerity measures are being implemented, including an increase in the local pharmaceutical tax from 1.0% to 1.6%. Additional measures to reduce pricing and reimbursement rates and eligibility are expected. Our negotiations to establish the price of FAMPYRA will be subject to such measures.

Germany: Effective August 2010, the German government enacted a three-year freeze on drug price increases lasting through the end of 2013 and increased the mandatory rebate on drugs not covered by the reference pricing system from 6% to 16%. As a result, sales of AVONEX, TYSABRI, FUMADERM and FAMPYRA have been, and will continue to be, negatively impacted. In addition, the German government further implemented additional legislation in 2011 to manage pricing associated with new drug products introduced to the German market. Under this most recent legislation, drug manufacturers will have one year from the introduction of a new drug to agree pricing with health insurers and requires manufacturers to prove that the new drug product provides some form of added clinical benefit compared to existing drugs or it will be included in a reference pricing scheme. These new drug product pricing regulations may negatively impact revenues on sales of FAMPYRA beginning in the second half of 2012.

Italy: In December 2011, the Italian government approved emergency austerity and growth measures aimed at stabilizing and growing the local economy as well as balancing the country’s budget by 2013. Included within these austerity measures are actions to reduce pharmaceutical and healthcare spending which include limiting the reimbursement of prescription drugs; however, most of the cost-cutting measures in the austerity package related to pharmaceutical spending are due to be introduced in 2013 and 2014. In addition to these actions, additional measures may be implemented in 2012 which may impact revenues on future sales. Accordingly, the impact on revenues on sales of AVONEX, TYSABRI and FAMPYRA resulting from these expected actions in future periods is uncertain.

Furthermore, in the fourth quarter of 2011, Biogen Idec Italia SRL received a notice from the Italian National Medicines Agency (AIFA) stating that sales of TYSABRI for the period from February 2009 through February 2011 exceeded by Euro 30.7 million a reimbursement limit established pursuant to a Price Determination Resolution (Price Resolution) granted by AIFA in February 2007. In December, we filed an appeal against AIFA seeking a ruling that our interpretation of the Price Resolution is valid and that the position of AIFA is unenforceable. While we believe that we have good and valid grounds for our appeal, an unfavorable decision could negatively impact our results of operations. As a result of this dispute, we deferred $13.8 million of revenue recognized on sales of TYSABRI in Italy in the fourth quarter of 2011 and expect that we will continue to defer a portion of our revenues on future sales of TYSABRI in Italy until this matter is resolved. For additional information, please read Note 21, Litigation to our consolidated financial statements included within this report.

Spain: Our operations in Spain have been negatively impacted by the implementation of an incremental 7.5% rebate, which became effective in June 2010, on all branded drugs reimbursed under the Spanish National Health System. As a result, sales of AVONEX and TYSABRI have been negatively impacted.

Additional discounts could be implemented beginning in mid-year 2012, which may negatively affect revenues on sales of our products in Spain in future periods. A periodic pricing review of TYSABRI is also expected in 2012.

United Kingdom: AVONEX pricing is subject to the Multiple Sclerosis Risk Sharing Scheme, which aims to ensure that therapies can be purchased at a cost effective price as assessed by the National Institute of Health and Clinical Excellence (NICE). Clinical outcomes from treated patients are entered into a health economic model, which allows monitoring of the cost-effectiveness of each of the drugs in the scheme. Actual and expected benefits of the drugs are compared and if there is a significant shortfall in actual compared to expected benefit for a particular product, the price of the product may be reduced. The results of this most recent analysis are expected in the second half of 2012.

In addition, while no specific price cuts have been imposed to date in the United Kingdom, measures to contain and reduce healthcare expenditures are also being considered. The implementation of these measures may negatively affect our revenues and results of operations in future periods.

Credit Risk

We are subject to credit risk from our accounts receivable related to our product sales. The majority of our accounts receivable arise from product sales in the U.S. and Europe with concentrations of credit risk limited due to the wide variety of customers and markets using our products, as well as their dispersion across many different geographic areas. Our accounts receivable are primarily due from wholesale distributors, public hospitals and other government entities. We monitor the financial performance and credit worthiness of our large customers so that we can properly assess and respond to changes in their credit profile. We operate in certain countries where the economic conditions continue to present challenges. We continue to monitor these conditions, including the volatility associated with international economies and the relevant financial markets, and assess their possible impact on our business. Our historical write-offs of accounts receivable have not been significant.

Within the European Union, our accounts receivable in Italy, Spain, and Portugal continue to be subject to significant payment delays due to government funding and reimbursement practices. The credit and economic conditions within these countries have continued to deteriorate. These conditions have increased, and may continue to increase, the average length of time that it takes to collect on our accounts receivable outstanding in these countries. Our accounts receivable exposure to Greece is limited as our only receivables in this market are due from our distributor.

Although our contractual payment terms have not changed, over the past year we have noted a lengthening in the time period required to collect accounts receivable balance in certain countries. In countries where we expect to collect receivables greater than one year, at the time of sale, we have discounted our revenues over the period of time that we estimate those amounts will be paid using our estimate of the country’s borrowing rate. The related receivables are classified at the time of sale as long-term assets.

Our net accounts receivable balances from product sales in these countries are summarized as follows:

	As of December 31, 2011
(In millions)	Current Balance Included within Accounts Receivable, net	Non-Current Balance Included within Investments and Other Assets	Total
Spain	$68.5	$65.5	$134.0
Italy	$19.4	$48.7	$68.1
Portugal	$20.6	$12.3	$32.9
Greece	$4.0	$—	$4.0

	As of December 31, 2010
(In millions)	Current Balance Included within Accounts Receivable, net	Non-Current Balance Included within Investments and Other Assets	Total
Spain	$70.8	$29.8	$100.6
Italy	$103.2	$14.8	$118.0
Portugal	$17.8	$5.5	$23.3
Greece	$3.9	$—	$3.9

Approximately $56.0 million and $45.0 million of the aggregate balances for these countries were overdue more than one year as of December 31, 2011 and December 31, 2010, respectively. Amounts included as a component of investments and other assets within our consolidated balance sheets represent amounts that are expected to be collected beyond one year.

In connection with our purchase of the noncontrolling interest in our joint venture investments in Biogen Dompé SRL, we entered into a credit assignment agreement with Dompé Farmaceutici SpA. Under the terms of this agreement, Dompé Farmaceutici SpA purchased all of Biogen Dompé SRL’s outstanding receivables as of June 30, 2011, adjusted for cash received through September 5, 2011, for $104.6 million. We have no retained interests in these receivables and have accounted for this transaction as a sale recognizing a loss of $1.8 million upon their disposition. For additional information related to these transactions, please read Note 2, Acquisitions to our consolidated financial statements included within this report. As of December 31, 2011, our accounts receivable balances in Italy totaled $68.1 million, all of which resulted from sales of product subsequent to June 30, 2011.

In May 2011, European Union finance ministers approved a three-year EUR78 billion rescue package for Portugal. Under the terms of the package, Portugal is required to correct its excessive deficit by 2013 and improve the efficiency and effectiveness of its health care system, including through austerity measures aimed at reducing healthcare costs. These measures include plans to standardize control procedures to reduce outstanding balances payable to drug suppliers. In December 2011, the International Monetary Fund (IMF) approved the second review of Portugal’s progress under the rescue program, noting both that Portugal’s program remained broadly on track but that a continued deterioration of the economic conditions in Europe remains a serious risk. We will continue to monitor Portugal’s progress against program targets and assess the collectability of our outstanding receivables within this market.

Our concentrations of credit risk related to our accounts receivable from product sales in Greece to date have been limited as our receivables within this market are due from our distributor. As of December 31, 2011 and December 31, 2010, our accounts receivable balances due from this distributor totaled $4.0 million and $3.9 million, respectively. These receivables remain current and substantially in compliance with their contractual due dates. However, the majority of the sales by our distributor are to government funded hospitals and as a result our distributor maintains significant outstanding receivables with the government of Greece, which remains in a deep recession. In the event that Greece defaults on its debt and is unable to pay our distributor, we may be unable to collect some or all of our remaining amounts due from the distributor. In addition, the government of Greece may also require pharmaceutical creditors to accept mandatory, retroactive, price deductions in settlement of outstanding receivables and in this event we could be required to repay our distributor a portion of the amounts they have previously remitted to us. To date, we have not been required to repay such amounts to our distributor or take a discount in settlement of any outstanding receivables.

We believe that our allowance for doubtful accounts was adequate as of December 31, 2011 and 2010, respectively; however, if significant changes occur in the availability of government funding or the reimbursement practices of these or other governments, we may not be able to collect on amounts due to us from customers in such countries and our results of operations could be adversely affected.

Financial Condition and Liquidity

Our financial condition is summarized as follows:

	As of December 31,		% Change 2011 compared to 2010
(In millions, except percentages)	2011	2010
Financial assets:
Cash and cash equivalents	$514.5	$759.6	(32.3)%
Marketable securities — current	1,176.1	448.1	162.5%
Marketable securities — non-current	1,416.7	743.1	90.6%

Total cash, cash equivalents and marketable securities	$3,107.3	$1,950.8	59.3%

Borrowings:
Current portion of notes payable, line of credit, and other financing arrangements	$3.3	$137.2	(97.6)%
Notes payable, line of credit, and other financing arrangements	1,060.8	1,066.4	(0.5)%

Total borrowings	$1,064.1	$1,203.5	(11.6)%

Working Capital:
Current assets	$2,975.4	$2,540.4	17.1%
Current liabilities	(912.9)	(1,050.1)	(13.1)%

Total working capital	$2,062.5	$1,490.3	38.4%

For the year ended December 31, 2011, certain significant cash flows were as follows:

•	$3,697.0 million used for net purchases of marketable securities;

•	$498.0 million used for share repurchases;

•	$314.7 million in proceeds from the issuance of stock for share-based compensation arrangements;

•	$332.7 million in total payments for income taxes;

•	$208.0 million used for purchases of property, plant and equipment;

•	$148.3 million of payments made for the purchase of the noncontrolling interest in our joint venture investments in Biogen Dompé SRL and Biogen Dompé Switzerland GmbH;

•	$104.6 million in proceeds received from Dompé Farmaceutici SpA for the purchase of Biogen Dompé SRL’s outstanding receivables;

•	$41.3 million in proceeds received from the sale of strategic investments;

•	$36.8 million in upfront payment to Portola under our license agreement dated October 26, 2011 and a $8.2 million investment in the equity of Portola;

•	$25.0 million milestone payment made to Acorda capitalized as an intangible asset.

For the year ended December 31, 2010, certain significant cash flows were as follows:

•	$2,077.6 million used for share repurchases;

•	$680.3 million in net proceeds received on sales and maturities of marketable securities;

•	$394.7 million in total payments for income taxes;

•	$183.5 million in proceeds from the issuance of stock for share-based compensation arrangements;

•	$173.1 million used for purchases of property, plant and equipment;

•	$127.0 million in proceeds, net of transaction costs, received from sale of the San Diego facility;

•	$26.4 million in upfront payments to Knopp under our license agreement dated August 17, 2010 and a $60.0 million investment in the equity of Knopp;

•	$40.0 million payment made to the former shareholders of Syntonix recognized as IPR&D expense;

•	$32.5 million payment made for the acquisition of Panima;

•	$30.0 million milestone payment made to Abbott Biotherapeutics Corp (formerly Facet Biotech Corporation) recognized as research and development expense; and

•	$25.0 million termination payment made to Cardiokine recognized as a distribution to a noncontrolling interest.

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

We consider the unrepatriated cumulative earnings of certain of our foreign subsidiaries to be invested indefinitely outside the U.S. Of the total cash, cash equivalents and marketable securities at December 31, 2011, approximately $1.0 billion was generated from operations in foreign jurisdictions and is intended for use in our foreign operations or in connection with business development transactions outside of the U.S. In managing our day-to-day liquidity in the U.S., we do not rely on the unrepatriated earnings as a source of funds and we have not provided for U.S. federal or state income taxes on these undistributed foreign earnings.

For additional information related to certain risks that could negatively impact our financial position or future results of operations, please read the “Risk Factors” and “Quantitative and Qualitative Disclosures About Market Risk” sections of this report.

Preferred Stock

In March 2011, the remaining 8,221 shares of our Series A Preferred Stock were converted into 493,260 shares of common stock by the holder pursuant to the conversion terms of the Series A Preferred Stock. As of December 31, 2011, there are no shares of preferred stock issued and outstanding.

Share Repurchase Programs

In February 2011, our Board of Directors authorized the repurchase of up to 20.0 million shares of our common stock. We expect to use this repurchase program principally to offset common stock issued under our share-based compensation plans. This repurchase program does not have an expiration date. Under this authorization, we repurchased 6.0 million shares of our common stock at a cost of $498.0 million during 2011.

From January 1, 2012 through January 31, 2012, we repurchased approximately 3.5 million shares of our common stock at a total cost of approximately $401.5 million under our 2011 stock repurchase authorization. As of January 31, 2012, approximately 10.5 million shares of our common stock remain available for repurchase under this program.

During 2010, we repurchased approximately 40.3 million shares of our common stock at a cost of approximately $2.1 billion under our 2010 and 2009 stock repurchase authorizations. We retired all of these shares as they were acquired.

Cash, Cash Equivalents and Marketable Securities

Until required for another use in our business, we invest our cash reserves in bank deposits, certificates of deposit, commercial paper, corporate notes, U.S. and foreign government instruments and other interest bearing marketable debt instruments in accordance with our investment policy. We mitigate credit risk in our cash reserves and marketable securities by maintaining a well-diversified portfolio that limits the amount of exposure as to institution, maturity, and investment type. For example, we limit our exposure to European sovereign debt securities and maintain no holdings with respect to certain euro-zone states, such as Portugal, Italy, Greece, and Spain. The value of our investments, however, may be adversely affected by increases in interest rates, downgrades in the credit rating of the corporate bonds included in our portfolio, instability in the global financial markets that reduces the liquidity of securities included in our portfolio, and by other factors which may result in declines in the value of the investments. Each of these events may cause us to record charges to reduce the carrying value of our investment portfolio if the declines are other-than-temporary or sell investments for less than our acquisition cost which could adversely impact our financial position and our overall liquidity. For a summary of the fair value and valuation methods of our marketable securities please read Note 8, Fair Value Measurements to our consolidated financial statements included within this report.

The increase in cash, cash equivalents and marketable securities from December 31, 2010, is primarily due to cash flows provided by operating activities, proceeds from the issuance of stock for share-based compensation arrangements, and proceeds received from the sale of strategic investments offset by share repurchases, tax payments, purchases of property, plant and equipment, and payments made for the purchase of the noncontrolling interest in our joint venture investments in Biogen Dompé SRL and Biogen Dompé Switzerland GmbH.

Borrowings

We have a $360.0 million senior unsecured revolving credit facility, which may be used for future working capital and general corporate purposes. The facility terminates in June 2012. During 2011, 2010 and 2009, there were no borrowings under this credit facility and we were in compliance with all applicable covenants.

We have $450.0 million aggregate principal amount of 6.0% Senior Notes due March 1, 2013 and $550.0 million aggregate principal amount of 6.875% Senior Notes due March 1, 2018 that were originally priced at 99.886% and 99.184% of par, respectively. The discount is amortized as additional interest expense over the period from issuance through maturity. These notes are senior unsecured obligations.

In connection with our 2006 distribution agreement with Fumedica, we issued notes totaling 61.4 million Swiss Francs which were payable to Fumedica in varying amounts from June 2008 through June 2018. Our remaining note payable to Fumedica had a present value of 18.6 million Swiss Francs ($19.7 million) and 20.7 million Swiss Franc ($22.0 million) as of December 31, 2011 and 2010, respectively.

In addition, balances outstanding under Biogen Dompé SRL’s credit line from us and Dompé Farmaceutici SpA were repaid in connection with our recent purchase of the noncontrolling interest in our joint venture investment in Biogen Dompé SRL. For additional information related to this transaction, please read Note 2, Acquisitions to these consolidated financial statements.

There have been no other significant changes in our borrowings since December 31, 2010. For a summary of the fair and carrying values of our outstanding borrowings as of December 31, 2011 and 2010, please read Note 8, Fair Value Measurements to our consolidated financial statements included within this report.

Working Capital

We define working capital as current assets less current liabilities. The increase in working capital from December 31, 2010, reflects an overall net increase in total current assets of $435.0 million and overall net decrease in total current liabilities of $137.2 million.

The increase in total current assets was primarily due to the increase in marketable securities. The reduction in total current liabilities primarily reflects the decrease in taxes payable and the derecognition of the financing arrangement liability upon our recognition of the sale of the San Diego facility on August 31, 2011. For additional information related to the financing arrangement associated with our October 2010 sale and subsequent leaseback of the San Diego facility, please read Note 11, Property, Plant and Equipment to our consolidated financial statements included within this report.

Cash Flows

Our net cash flows are summarized as follows:

	For the Years Ended December 31,			% Change
				2011 compared to 2010	2010 compared to 2009
(In millions, except percentages)	2011	2010	2009
Net cash flows provided by operating activities	$1,727.7	$1,624.7	$1,074.9	6.3%	51.1%
Net cash flows (used in) provided by investing activities	$(1,650.3)	$345.3	$(395.0)	(577.9)%	187.4%
Net cash flows used in financing activities	$(319.9)	$(1,784.9)	$(724.2)	(82.1)%	146.5%

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

For 2011 compared to 2010, the increase in cash provided by operating activities was driven by an increase in net income primarily resulting from increased product revenues and $104.6 million in proceeds from Dompé Farmaceutici SpA for the purchase of Biogen Dompé SRL’s outstanding receivables, offset by increased inventory balances and lower liabilities.

In addition, during the third quarter of 2011, we reached agreement with the IRS on the timing of the recognition of certain income and expense items. The effect of this agreement is primarily limited to the timing of these items, resulting in lower actual tax payments for 2011 and higher expected payments in subsequent periods. This agreement will have an insignificant effect on our income tax expense for all periods and no effect on our contingencies for uncertain tax positions.

For 2010 compared to 2009, the increase in net cash provided by operating activities was primarily driven by increased revenues and lower payments for U.S. federal income taxes offset by an increase in accounts receivable and receivables due from unconsolidated joint business.

Investing Activities

For 2011 compared to 2010, the decrease in net cash flows provided by investing activities is primarily due to an increase in the net purchases of marketable securities. Net purchases of marketable securities totaled $1,420.3 million in 2011, compared to proceeds received from sales and maturities of marketable securities totaling $680.3 million in 2010. Net cash flows used in investing activities for 2010 also reflect $85.0 million in net payments made to Knopp under our 2010 license and stock purchase agreements.

For 2010 compared to 2009, the increase in net cash provided by investing activities was primarily due to net proceeds received from sales and maturities of marketable securities, offset by the payments made to Knopp under our license and stock purchase agreements, the $32.5 million payment made upon our acquisition of Panima, our purchases of property, plant and equipment and the milestone payment made to the former shareholders of Syntonix. Net proceeds received from sales and maturities of marketable securities in 2010 totaled $680.3 million compared to net purchases of $229.1 million made in 2009.

Financing Activities

For 2011 compared to 2010, the decrease in net cash flows used in financing activities is due primarily to a decrease in the amounts of our common stock we repurchased and higher proceeds from the issuance of stock for share-based compensation arrangements in 2011, offset by the $148.3 million of payments made in 2011 for the purchase of the noncontrolling interest in our joint venture investments in Biogen Dompé SRL and Biogen Dompé Switzerland GmbH. During 2011, we repurchased 6.0 million shares of our common stock for approximately $498.0 million compared to 40.3 million shares of our common stock at a cost of approximately $2.1 billion in 2010. In addition, we received $314.7 million in 2011 compared to $183.5 million in 2010, related to stock option exercises and stock issuances under our employee stock purchase plan. Cash used in financing activities during 2011, also includes the repayment of amounts outstanding under Biogen Dompé SRL’s line of credit in connection with our recent purchase of the noncontrolling interest in our joint venture investment in Biogen Dompé SRL.

For 2010 compared to 2009, the increase in net cash used in financing activities was primarily due to increases in the amounts of our common stock repurchased compared to the same period in 2009. In 2010, we repurchased 40.3 million shares of our common stock for approximately $2.1 billion compared to 16.0 million shares at a cost of approximately $751.2 million in 2009. Cash used in financing activities also includes the $127.0 in net proceeds from the sale of the San Diego facility, which was accounted for as a financing arrangement until August 2011; and activity under our employee stock plans. We received $183.5 million in 2010 compared to $47.8 million in 2009, related to stock option exercises and stock issuances under our employee stock purchase plan.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2011, excluding amounts related to uncertain tax positions, amounts payable to tax authorities, funding commitments, contingent milestone payments, contingent consideration and our financing arrangements, as described below.

	Payments Due by Period
(In millions)	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	After 5 Years
Non-cancellable operating leases (1), (2)	$675.1	$33.9	$96.9	$93.9	$450.4
Notes payable and line of credit (3)	1,284.6	68.1	536.3	81.0	599.2
Purchase and other obligations (4)	79.3	58.4	19.1	1.6	0.2
Defined benefit obligation .	18.6	—	—	—	18.6

Total contractual obligations	$2,057.6	$160.4	$652.3	$176.5	$1,068.4

(1)

We lease properties and equipment for use in our operations. In addition to rent, the leases may require us to pay additional amounts for taxes, insurance, maintenance and other operating expenses. Amounts reflected within the table, detail future minimum rental commitments under non-cancelable operating leases as of December 31 for each of the periods presented.

(2)

Includes future minimum rental commitments related to leases executed for two buildings to be built in Cambridge, Massachusetts, with a planned occupancy during the second half of 2013. The leases both have

15 year terms and we have options to extend the term of each lease for two additional five-year terms. Future minimum rental commitments under the leases will total approximately $340.0 million over the initial 15 year terms. We are considered the owner, for accounting purposes, of these properties during the construction period. Accordingly, we have recorded an asset and a corresponding obligation totaling $2.2 million, representing the amount of construction cost incurred through December 31, 2011.

(3)	Notes payable and line of credit includes principal and interest payments.

(4)

Purchase and other obligations include our obligations of approximately $0.5 million related to the fair value of net liabilities on derivative contracts due in less than one year, approximately $9.2 million related to fixed obligations for the purchase of natural gas and approximately $29.2 million related to obligations for communication services

Tax Related Obligations

We exclude liabilities pertaining to uncertain tax positions from our summary of contractual obligations as we cannot make a reliable estimate of the period of cash settlement with the respective taxing authorities. As of December 31, 2011, we have approximately $58.4 million of liabilities associated with uncertain tax positions.

Other Funding Commitments

As of December 31, 2011, we have funding commitments of up to approximately $14.5 million as part of our investment in biotechnology oriented venture capital funds.

As of December 31, 2011, we have several ongoing clinical studies in various clinical trial stages. Our most significant clinical trial expenditures are to clinical research organizations (CROs). The contracts with CROs are generally cancellable, with notice, at our option. We have recorded accrued expenses of approximately $25.0 million on our consolidated balance sheet for expenditures incurred by CROs as of December 31, 2011. We have approximately $475.0 million in cancellable future commitments based on existing CRO contracts as of December 31, 2011 which are not included in the contractual obligations table above because of our termination rights.

Contingent Milestone Payments

Based on our development plans as of December 31, 2011, we have committed to make potential future milestone payments to third parties of up to approximately $1.9 billion as part of our various collaborations, including licensing and development programs. Payments under these agreements generally become due and payable only upon achievement of certain development, regulatory or commercial milestones. Because the achievement of these milestones had not occurred as of December 31, 2011, such contingencies have not been recorded in our financial statements.

We anticipate that we may pay approximately $40.0 million of milestone payments in 2012, provided various development, regulatory or commercial milestones are achieved. Amounts related to contingent milestone payments are not included in the contractual obligations table above as they are contingent on the successful achievement of certain development, regulatory approval and commercial milestones. These milestones may not be achieved.

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

We completed our purchase of the noncontrolling interests in our joint venture investments in Biogen Dompé SRL and Biogen Dompé Switzerland GmbH in September 2011. The purchase price for the noncontrolling interest included contingent consideration in the form of commercial and regulatory milestones up to $42.5 million in cash. For additional information related to our acquisition of the noncontrolling interest in our joint venture investments, please read Note 2, Acquisitions to our consolidated financial statements included within this report

We completed our acquisition of Biogen Idec International Neuroscience, GmbH (BIN), formerly Panima Pharmaceuticals, AG, in December 2010. The purchase price for BIN included contingent consideration in the form of developmental milestones up to $395.0 million in cash. For additional information related to our acquisition of BIN, please read Note 2, Acquisitions to our consolidated financial statements included within this report.

In connection with our acquisition of Biogen Idec Hemophilia Inc. (BIH), formerly Syntonix Pharmaceuticals, Inc., in January 2007, we agreed to pay up to an additional $80.0 million if certain milestone events associated with the development of BIH’s lead product, long-lasting recombinant Factor IX are achieved. The first $40.0 million contingent payment was achieved in the first quarter of 2010. An additional $20.0 million contingent payment will occur if prior to the tenth anniversary of the closing date, the FDA grants approval of a Biologic License Application for Factor IX. A second $20.0 million contingent payment will occur if prior to the tenth anniversary of the closing date, a marketing authorization is granted by the EMA for Factor IX. For additional information related to our acquisition of BIH, please read Note 2, Acquisitions to our consolidated financial statements included within this report.

In 2006, we acquired Fumapharm AG. As part of this acquisition we acquired FUMADERM and BG-12 (together, Fumapharm Products). We paid $220.0 million upon closing of the transaction and will pay an additional $15.0 million if a Fumapharm Product is approved for MS in the U.S. or E.U. We may also make the following additional milestone payments to Fumapharm AG based on the attainment of certain sales levels of Fumapharm Products, less certain costs as defined in the acquisition agreement:

	Cumulative Sales Level
Prior 12 Month Sales	$500M	$1.0B	$2.0B	$3.0B	Each additional $1.0B up to $20.0B
	Payment Amount (In millions)
< $500 million	$—	$—	$—	$—	$—
$500 million — $1.0 billion	22.0	25.0	50.0	50.0	50.0
$1.0 billion — $1.5 billion	—	50.0	100.0	100.0	100.0
$1.5 billion — $2.0 billion	—	—	150.0	150.0	150.0
$2.0 billion — $2.5 billion	—	—	200.0	200.0	200.0
$2.5 billion — $3.0 billion	—	—	—	250.0	250.0
> $3.0 billion	—	—	—	—	300.0

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

Financing Arrangement

In July 2011, we executed leases for two office buildings to be built in Cambridge, Massachusetts with a planned occupancy during the second half of 2013. Construction of these facilities began in late 2011. In accordance with accounting guidance applicable to entities involved with the construction of an asset that will be leased when the construction is completed, we are considered the owner, for accounting purposes, of these properties during the construction period. Accordingly, we will record an asset along with a corresponding financing obligation on our consolidated balance sheet for the amount of total project costs incurred related to the construction in progress for these buildings through completion of the construction period. Upon completion of the buildings, we will assess and determine if the assets and corresponding liabilities should be derecognized. As of December 31, 2011, cost incurred in relation to the construction of these buildings totaled approximately $2.2 million. The future payments related to these leases have been included in the above chart of contractual obligations.

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

Legal Matters

For a discussion of legal matters as of December 31, 2011, please read Note 21, Litigation to our consolidated financial statements included in this report.

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

The most significant areas involving estimates, judgments and assumptions used in the preparation of our consolidated financial statements are as follows:

•	Revenue recognition and related allowances;

•	Collaborative relationships;

•	Clinical trial expenses;

•	Consolidation of variable interest entities;

•	Valuation of contingent consideration resulting from a business combination;

•	Valuation of acquired intangible assets, including in-process research and development;

•	Inventory;

•	Impairment and amortization of long-lived assets and accounting for goodwill;

•	Investments, including fair value measures and impairments;

•	Share-based compensation;

•	Income taxes; and

•	Contingencies.

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

Reserves for Discounts and Allowances

We establish reserves for trade term discounts, wholesaler incentives, Medicaid and managed care rebates, Veterans Administration and PHS discounts, product returns and other governmental discounts or applicable allowances associated with the implementation of pricing actions in certain of international markets in which we operate. These reserves are based on estimates of the amounts earned or to be claimed on the related sales. Our estimates take into consideration our historical experience, current contractual and statutory requirements, specific known market events and trends and forecasted customer buying patterns. If actual results vary, we may need to adjust these estimates, which could have an effect on earnings in the period of the adjustment. The estimates we make with respect to these allowances represent the most significant judgments with regard to revenue recognition.

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

Revenues from Unconsolidated Joint Business

We collaborate with Genentech on the development and commercialization of RITUXAN. Revenues from unconsolidated joint business consist of (1) our share of pre-tax co-promotion profits in the U.S.; (2) reimbursement of our selling and development expense in the U.S.; and (3) revenue on sales of RITUXAN in the rest of world, which consists of our share of pre-tax co-promotion profits in Canada and royalty revenue on sales of RITUXAN outside the U.S. and Canada by F. Hoffmann-La Roche Ltd. (Roche) and its sublicensees. Pre-tax co-promotion profits are calculated and paid to us by Genentech in the U.S. and by Roche in Canada. Pre-tax co-promotion profits consist of U.S. and Canadian sales of RITUXAN to third-party customers net of discounts and allowances less the cost to manufacture RITUXAN, third-party royalty expenses, and distribution, selling and marketing, and joint development expenses incurred by Genentech, Roche and us. We record our share of the pre-tax co-promotion profits in Canada and royalty revenues on sales of RITUXAN outside the U.S. on a cash basis. Additionally, our share of the pre-tax co-promotion profits in the U.S. includes estimates made by Genentech and those estimates are subject to change. Actual results may ultimately differ from our estimates.

Bad Debt Reserves

Bad debt reserves are based on our estimated uncollectible accounts receivable. Given our historical experience with bad debts, combined with our credit management policies and practices, we do not presently maintain significant bad debt reserves. However certain of our customers are based in countries where the economic conditions continue to present challenges. We continue to monitor these conditions and associated impacts on the financial performance and credit worthiness of our large customers so that we can properly assess and respond to changes in their credit profile. Our historical write-offs of accounts receivable have not exceeded management’s estimates.

Concentrations of Credit Risk

The majority of our receivables arise from product sales in the United States and Europe and are primarily due from wholesale distributors, large pharmaceutical companies, public hospitals and other government entities. We monitor the financial performance and credit worthiness of our large customers so that we can properly assess and respond to changes in their credit profile. We continue to monitor economic conditions, including the volatility associated with international economies, and associated impacts on the relevant financial markets and our business, especially in light of the global economic downturn. The credit and economic conditions within many of the international markets in which we operate, particularly in certain countries throughout Europe, such as Italy, Spain and Portugal, have continued to deteriorate throughout 2011. These conditions have resulted in, and may continue to result in, an increase in the average length of time that it takes to collect on our accounts receivable outstanding in these countries. To date, we have not experienced any significant losses with respect to the collection of our accounts receivable. If economic conditions worsen and/or the financial condition of our customers were to further deteriorate, our risk of collectability may increase, which may result in additional allowances and/or significant bad debts.

For additional information about related to our concentration of credit risk associated with our accounts receivable balances, please read the subsection above entitled “Credit Risk” in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this report.

Royalty Revenues

We receive royalty revenues under license agreements with a number of third parties that sell products based on technology we have developed or to which we own rights. The license agreements provide for the payment of royalties to us based on sales of these licensed products. There are no future performance obligations on our part under these license agreements. We record these revenues based on estimates of the sales that occurred during the relevant period. The relevant period estimates of sales are based on interim data provided by licensees and analysis of historical royalties that have been paid to us, adjusted for any changes in facts and circumstances, as appropriate. We maintain regular communication with our licensees in order to assess the reasonableness of our estimates. Differences between actual royalty revenues and estimated royalty revenues are adjusted for in the period in which they become known, typically the following quarter. Historically, adjustments have not been material when compared to actual amounts paid by licensees. To the extent we do not have sufficient ability to accurately estimate revenues, we record such revenues on a cash basis.

Collaborative Relationships

We evaluate our collaborative agreements for proper income statement classification based on the nature of the underlying activity. Amounts due from our collaborative partners related to development activities are generally reflected as a reduction of research and development expense, except as discussed in Note 20, Collaborations to our consolidated financial statements. As discussed within Note 20, Genentech incurs the majority of continuing development cost for RITUXAN. Expenses incurred by Genentech in the development of RITUXAN are not recorded as research and development expense, but rather reduce our share of pre-tax co-promotion profits recorded as a component of unconsolidated joint business revenue.

For collaborations with commercialized products, if we are the principal, we record revenue and the corresponding operating costs in their respective line items within our consolidated statements of income. If we are not the principal, we record operating costs as a reduction of revenue.

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

Consolidation of Variable Interest Entities

We consolidate variable interest entities in which we are the primary beneficiary. For such consolidated entities where we own or are exposed to less than 100% of the economics, we record noncontrolling interest in our statement of income for the current results allocated to the third party equity interests.

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

Valuation of Contingent Consideration Resulting from a Business Combination

For acquisitions completed after January 1, 2009, we record contingent consideration resulting from a business combination at its fair value on the acquisition date. Each reporting period thereafter, we revalue these obligations and record increases or decreases in their fair value as an adjustment to contingent consideration expense within the consolidated statement of income. Changes in the fair value of the contingent consideration obligations can result from adjustments to the discount rates and periods, updates in the assumed achievement or timing of any development milestones, or changes in the probability of certain clinical events and changes in the assumed probability associated with regulatory approval. These fair value measurements represent Level 3 measurements as they are based on significant inputs not observable in the market.

Significant judgment is employed in determining the appropriateness of these assumptions as of the acquisition date and for each subsequent period. Accordingly, changes in assumptions described above, could have a material impact on the amount of contingent consideration expense we record in any given period.

Valuation of Acquired Intangible Assets, including In-process Research and Development

We have acquired, and expect to continue to acquire, intangible assets through the acquisition of biotechnology companies or through the consolidation of variable interest entities. These intangible assets primarily consist of technology associated with human therapeutic products and in-process research and development product candidates. When significant identifiable intangible assets are acquired, we generally engage an independent third-party valuation firm to assist in determining the fair values of these assets as of the acquisition date. Management will determine the fair value of less significant identifiable intangible assets acquired. Discounted cash flow models are typically used in these valuations, and these models require the use of significant estimates and assumptions including but not limited to:

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

Inventory

Inventories are stated at the lower of cost or market with cost determined in a manner that approximates the first-in, first-out (FIFO) method. Included in inventory are raw materials used in the production of pre-clinical and clinical products, which are expensed as research and development costs when consumed.

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

We expense previously capitalized costs related to pre-approval inventory upon a change in such judgment, due to, among other potential factors, a denial or delay of approval by necessary regulatory bodies. As of December 31, 2011 and 2010, the carrying value of our inventory did not include any costs associated with products that had not yet received regulatory approval.

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

Our most significant intangible asset is the core technology related to our AVONEX product. We believe the economic benefit of our core technology is consumed as revenue is generated from our AVONEX product, which we refer to as the economic consumption amortization model. This amortization methodology involves calculating a ratio of actual current period sales to total anticipated sales for the life of the product and applying this ratio to the carrying amount of the intangible asset. An analysis of the anticipated product sales of AVONEX is performed at least annually during our long range planning cycle, and this analysis serves as the basis for the calculation of our economic consumption amortization model. This analysis is based upon certain assumptions that we evaluate on a periodic basis, such as the anticipated product sales of AVONEX and expected impact of competitor products and our own pipeline product candidates, as well as the issuance of new patents or the extension of existing patents. Although we believe this process has allowed us to reliably determine the best estimate of the pattern in which we will consume the economic benefits of our core technology intangible asset, the model could result in deferring amortization charges to future periods in certain instances, due to continued sales of the product at a nominal level after patent expiration or otherwise. We completed our most recent long range planning cycle in the third quarter of 2011. Based upon this analysis, amortization of our core intangible asset related to AVONEX is expected to be in the range of $100.0 million to $150.0 million annually through 2016.

We monitor events and expectations regarding product performance. If there are any indications that the assumptions underlying our most recent analysis would be different than those utilized within our current estimates, our analysis would be updated and may result in a significant change in the anticipated lifetime revenue of AVONEX determined during our most recent annual review. For example, the occurrence of an adverse event, such as the invalidation of our AVONEX ’755 Patent, could substantially increase the amount of amortization expense associated with our acquired intangible assets as compared to previous periods or our current expectations, which may result in a significant negative impact on our future results of operations.

We did not recognize an impairment charge related to our long-lived assets during 2011, 2010 and 2009.

Goodwill

Goodwill totaled approximately $1,146.3 million as of December 31, 2011, and relates largely to amounts that arose in connection with the merger of Biogen, Inc. and IDEC Pharmaceuticals Corporation. Our goodwill balances represent the difference between the purchase price and the fair value of the identifiable tangible and intangible net assets when accounted for using the purchase method of accounting.

We assess our goodwill balance within our single reporting unit annually, as of October 31, and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable to determine whether any impairment in this asset may exist and, if so, the extent of such impairment. The provisions of this guidance require that we perform a two-step impairment test. In the first step, we compare the fair value of our reporting unit to its carrying value. If the carrying value of the net assets assigned to our reporting unit exceeds the fair value of our reporting unit, then the second step of the impairment test is performed in order to determine the implied fair value of our reporting unit’s goodwill. If the carrying value of our reporting unit’s goodwill exceeds its implied fair value, then the company records an impairment loss equal to the difference.

In September 2011, the FASB issued Accounting Standards Update No. 2011-08, “Intangibles — Goodwill and Other (Topic 350): Testing Goodwill for Impairment”. This newly issued accounting standard allows an entity the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step impairment test. This ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, which for Biogen Idec means January 1, 2012. Early adoption is permitted; however, we have not elected to do so. For additional information related to this new accounting standard, please read the section entitled “New Accounting Pronouncements” within Note 1, Summary of Significant Accounting Policies to our consolidated financial statements included within this report.

We completed our required annual impairment test in the fourth quarter of 2011, 2010 and 2009 and determined in each of those periods that the carrying value of goodwill was not impaired. In each year, the fair value of our reporting unit, which includes goodwill, was significantly in excess of the carry value of our reporting unit.

Investments, including Fair Value Measures and Impairments

We invest in various types of securities, including short-term and long-term marketable securities, principally corporate notes, government securities including government sponsored enterprise mortgage-backed securities and credit card and auto loan asset-backed securities, in which our excess cash balances are invested.

In accordance with the accounting standard for fair value measurements we have classified our financial assets as Level 1, 2 or 3 within the fair value hierarchy. Fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets that we have the ability to access. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs utilize unobservable data points for the asset.

As noted in Note 8, Fair Value Measurements to our consolidated financial statements, a majority of our financial assets have been classified as Level 2. These assets have been initially valued at the transaction price and subsequently valued utilizing third party pricing services. The pricing services use many observable market inputs to determine value, including reportable trades, benchmark yields, credit spreads, broker/dealer quotes, bids, offers, current spot rates and other industry and economic events. We validate the prices provided by our third party pricing services by understanding the models used, obtaining market values from other pricing sources, analyzing pricing data in certain instances and confirming those securities trade in active markets.

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

Share-Based Compensation

We make certain assumptions in order to value and record expense associated with awards made under our share-based compensation arrangements. Changes in these assumptions may lead to variability with respect to the amount of expense we recognize in connection with share-based payments.

Determining the appropriate valuation model and related assumptions requires judgment, and includes estimating the expected market price of our stock on vesting date and stock price volatility as well as the term of the expected awards. Determining the appropriate amount to expense based on the anticipated achievement of performance targets requires judgment, including forecasting the achievement of future financial targets. The estimate of expense is revised periodically based on the probability of achieving the required performance targets and adjustments are made throughout the performance as appropriate. The cumulative impact of any revision is reflected in the period of change.

We also estimate forfeitures over the requisite service period when recognizing share-based compensation expense based on historical rates and forward-looking factors; these estimates are adjusted to the extent that actual forfeitures differ, or are expected to materially differ, from our estimates.

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

As of December 31, 2011, our non-U.S. subsidiaries’ undistributed foreign earnings included in consolidated retained earnings and other basis differences aggregated approximately $2.7 billion. We intend to reinvest these earnings indefinitely in operations outside the U.S.; however, if we decide to repatriate funds in the future to execute our growth initiatives or to fund any other liquidity needs, the resultant tax consequences would negatively impact our results of operations. The residual U.S. tax liability, if such amounts were remitted, would be approximately $600 million to $700 million as of December 31, 2011.

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

We have operations or maintain distribution relationships in the U.S., Europe, Middle East, Canada, Central and South America, Australia, New Zealand, Japan, China, India and elsewhere in Asia in connection with the sale of AVONEX and TYSABRI and in Germany in connection with the sale of FUMADERM. We also launched FAMPYRA in Australia and certain European countries during the second half of 2011. In addition, we receive royalty revenues based on worldwide product sales by our licensees and through Genentech on sales of RITUXAN in the rest of world. As a result, our financial position, results of operations and cash flows can be affected by market fluctuations in foreign exchange rates, primarily with respect to the Euro, Canadian dollar, Swiss franc, Danish krone, Swedish krona, British pound, and Japanese yen.

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

The following quantitative information includes the impact of currency movements on forward contracts used in both programs. As of December 31, 2011 and 2010, a hypothetical adverse 10% movement in foreign exchange rates compared to the U.S. dollar across all maturities (for example, a strengthening of the Euro) would result in a hypothetical decrease in the fair value of forward contracts of approximately $79.6 million and $65.5 million, respectively. Our use of this methodology to quantify the market risk of such instruments should not be construed as an endorsement of its accuracy or the accuracy of the related assumptions. The quantitative information about market risk is limited because it does not take into account all foreign currency operating transactions.

In addition, the fair value of our marketable securities is subject to change as a result of potential changes in market interest rates. The potential change in fair value for interest rate sensitive instruments has been assessed on a hypothetical 100 basis point adverse movement across all maturities. As of December 31, 2011 and 2010, we estimate that such hypothetical adverse 100 basis point movement would result in a hypothetical loss in fair value of approximately $17.9 million and $10.5 million, respectively, to our interest rate sensitive instruments.

The returns from cash, cash equivalents and marketable securities will vary as short-term interest rates change. A 100 basis-point adverse movement (decrease) in short-term interest rates would decrease interest income by approximately $14.8 million and $11.4 million as of December 31, 2011 and 2010, respectively.

Item 8.    Consolidated Financial Statements and Supplementary Data

The information required by this Item 8 is contained on pages F-1 through F-77 of this report and is incorporated herein by reference.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Disclosure Controls and Procedures and Internal Control over Financial Reporting

Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of December 31, 2011. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that (a) the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (b) such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.

Based on our assessment, our management has concluded that, as of December 31, 2011, our internal control over financial reporting is effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Item 9B.    Other Information

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

The information concerning our executive officers is set forth under the heading “Our Executive Officers” in Part I of this report. The text of our code of business conduct, which includes the code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions, is posted on our website, www.biogenidec.com, under the “Corporate Governance” subsection of the “About Us” section of the site. We intend to make all required disclosures regarding any amendments to, or waivers from, provisions of our code of business conduct at the same location of our website. Our corporate governance principles (also posted on www.biogenidec.com) prohibit our Board of Directors from granting any waiver of the code of ethics for any of our directors or executive officers. We include our website address in this report only as an inactive textual reference and do not intend it to be an active link to our website.

The response to the remainder of this item is incorporated by reference from the discussion responsive thereto in the sections entitled “Proposal 1 — Election of Directors,” “Corporate Governance,” “Stock Ownership — Section 16(a) Beneficial Ownership Reporting Compliance” and “Miscellaneous — Stockholder Proposals” contained in the proxy statement for our 2012 annual meeting of stockholders.

Item 11.    Executive Compensation

The response to this item is incorporated by reference from the discussion responsive thereto in the sections entitled “Executive Compensation and Related Information” and “Corporate Governance” contained in the proxy statement for our 2012 annual meeting of stockholders.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The response to this item is incorporated by reference from the discussion responsive thereto in the sections entitled “Stock Ownership” and “Equity Compensation Plan Information” contained in the proxy statement for our 2012 annual meeting of stockholders.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

The response to this item is incorporated by reference from the discussion responsive thereto in the sections entitled “Certain Relationships and Related Person Transactions” and “Corporate Governance” contained in the proxy statement for our 2012 annual meeting of stockholders.

Item 14.    Principal Accountant Fees and Services

The response to this item is incorporated by reference from the discussion responsive thereto in the section entitled “Proposal 2 — Ratification of the Selection of our Independent Registered Public Accounting Firm” contained in the proxy statement for our 2012 annual meeting of stockholders.

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

Date: February 3, 2012

Pursuant to the requirements the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/S/ GEORGE A. SCANGOS George A. Scangos	Director and Chief Executive Officer (principal executive officer)	February 3, 2012

/S/ PAUL J. CLANCY Paul J. Clancy	Executive Vice President, Finance and Chief Financial Officer (principal financial officer)	February 3, 2012

/S/ ROBERT E. GAGNON Robert E. Gagnon	Vice President, Finance, Chief Accounting Officer and Controller (principal accounting officer)	February 3, 2012

/S/ WILLIAM D. YOUNG William D. Young	Director and Chairman of the Board of Directors	February 3, 2012

Alexander J. Denner	Director

/S/ CAROLINE D. DORSA Caroline D. Dorsa	Director	February 3, 2012

/S/ NANCY L. LEAMING Nancy L. Leaming	Director	February 3, 2012

Richard C. Mulligan	Director

/S/ ROBERT W. PANGIA Robert W. Pangia	Director	February 3, 2012

/S/ STELIOS PAPADOPOULOS Stelios Papadopoulos	Director	February 3, 2012

Name	Capacity	Date

/S/ BRIAN S. POSNER Brian S. Posner	Director	February 3, 2012

/S/ ERIC K. ROWINSKY Eric K. Rowinsky	Director	February 1, 2012

/S/ LYNN SCHENK Lynn Schenk	Director	February 3, 2012

/S/ STEPHEN A. SHERWIN Stephen A. Sherwin	Director	February 3, 2012

BIOGEN IDEC INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

See accompanying notes to these consolidated financial statements.

BIOGEN IDEC INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	For the Years Ended December 31,
	2011	2010	2009
Revenues:
Product	$3,836,117	$3,470,056	$3,152,941
Unconsolidated joint business	996,597	1,077,244	1,094,863
Other	215,920	169,123	129,544

Total revenues	5,048,634	4,716,423	4,377,348

Cost and expenses:
Cost of sales, excluding amortization of acquired intangible assets	466,780	400,262	382,104
Research and development	1,219,602	1,248,604	1,283,068
Selling, general and administrative	1,056,133	1,031,540	911,034
Collaboration profit sharing	317,771	258,071	215,904
Amortization of acquired intangible assets	208,566	208,928	289,811
Fair value adjustment of contingent consideration	36,065	—	—
Restructuring charge	19,026	75,153	—
Acquired in-process research and development	—	244,976	—

Total cost and expenses	3,323,943	3,467,534	3,081,921

Income from operations	1,724,691	1,248,889	1,295,427
Other income (expense), net	(13,477)	(18,983)	37,252

Income before income tax expense	1,711,214	1,229,906	1,332,679
Income tax expense	444,528	331,333	355,617

Net income	1,266,686	898,573	977,062
Net income (loss) attributable to noncontrolling interests, net of tax	32,258	(106,700)	6,930

Net income attributable to Biogen Idec Inc.	$1,234,428	$1,005,273	$970,132

Net income per share:
Basic earnings per share attributable to Biogen Idec Inc.	$5.09	$3.98	$3.37

Diluted earnings per share attributable to Biogen Idec Inc.	$5.04	$3.94	$3.35

Weighted-average shares used in calculating:
Basic earnings per share attributable to Biogen Idec Inc.	242,395	252,307	287,356

Diluted earnings per share attributable to Biogen Idec Inc.	245,033	254,867	289,476

See accompanying notes to these consolidated financial statements.

BIOGEN IDEC INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	As of December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$514,542	$759,598
Marketable securities	1,176,115	448,146
Accounts receivable, net of allowances of $57,524 and $54,922, respectively	584,603	605,329
Due from unconsolidated joint business	228,724	222,459
Inventory	326,843	289,066
Other current assets	144,600	215,822

Total current assets	2,975,427	2,540,420
Marketable securities	1,416,737	743,101
Property, plant and equipment, net	1,571,387	1,641,634
Intangible assets, net	1,608,191	1,772,826
Goodwill	1,146,314	1,146,314
Investments and other assets	331,548	248,198

Total assets	$9,049,604	$8,092,493

LIABILITIES AND EQUITY
Current liabilities:
Current portion of notes payable, line of credit and other financing arrangements	$3,292	$137,153
Taxes payable	45,939	84,517
Accounts payable	186,448	162,529
Accrued expenses and other	677,210	665,923

Total current liabilities	912,889	1,050,122
Notes payable, line of credit and other financing arrangements	1,060,808	1,066,379
Long-term deferred tax liability	248,644	200,950
Other long-term liabilities	400,276	325,599

Total liabilities	2,622,617	2,643,050

Commitments and contingencies
Equity:
Biogen Idec Inc. shareholders’ equity
Preferred stock, par value $0.001 per share	—	—
Common stock, par value $0.0005 per share	128	124
Additional paid-in capital	4,185,048	3,895,103
Accumulated other comprehensive income (loss)	(26,535)	(21,610)
Retained earnings	3,106,761	1,872,481
Treasury stock, at cost; 13,518 shares and 7,662 shares, respectively	(839,903)	(349,592)

Total Biogen Idec Inc. shareholders’ equity	6,425,499	5,396,506
Noncontrolling interests	1,488	52,937

Total equity	6,426,987	5,449,443

Total liabilities and equity	$9,049,604	$8,092,493

See accompanying notes to these consolidated financial statements.

BIOGEN IDEC INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Years Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net income	$1,266,686	$898,573	$977,062
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization of property, plant and equipment, and intangible assets	358,933	355,744	427,961
Acquired in-process research and development	—	271,376	—
Share-based compensation	113,005	167,826	160,902
Fair value adjustment of contingent consideration	36,065	—	—
Excess tax benefit from shared-based compensation	(50,586)	(13,136)	(3,436)
Deferred income taxes	153,576	(81,410)	(137,351)
Write-down of inventory to net realizable value	25,446	11,808	16,924
Impairment of marketable securities, investments and other assets	8,619	20,846	16,184
Non-cash interest (income) expense, foreign exchange remeasurement loss (gain), net and other	15,671	5,808	(7,892)
Realized (gain) loss on sale of marketable securities and strategic investments	(15,062)	(16,321)	(23,974)
Changes in operating assets and liabilities, net:
Accounts receivable	(73,374)	(99,227)	(100,442)
Due from unconsolidated joint business	(6,265)	(28,670)	13,136
Inventory	(59,219)	(4,527)	(42,772)
Other assets	(43,241)	(12,584)	22,271
Accrued expenses and other current liabilities	33,722	130,875	(48,942)
Other liabilities and taxes payable	(36,235)	17,692	(194,733)

Net cash flows provided by operating activities	1,727,741	1,624,673	1,074,898

Cash flows from investing activities:
Proceeds from sales and maturities of marketable securities	2,276,720	2,668,694	3,319,007
Purchases of marketable securities	(3,696,995)	(1,988,394)	(3,548,119)
Acquisitions	(5,000)	(72,476)	—
Acquisition of a variable interest entity, net	—	(84,952)	—
Purchases of property, plant and equipment	(208,020)	(173,055)	(165,646)
Proceeds from the sale of property, plant and equipment	2,207	—	—
Purchases of intangible assets	(44,155)	—	—
Purchases of other investments	(16,324)	(4,492)	(44,086)
Proceeds from the sale of strategic investments	41,273	—	13,822
Collateral received under securities lending	—	—	29,991

Net cash flows (used in) provided by investing activities	(1,650,294)	345,325	(395,031)

Cash flows from financing activities:
Purchase of treasury stock	(497,975)	(2,077,579)	(751,170)
Proceeds from issuance of stock for share-based compensation arrangements	314,650	183,486	47,810
Excess tax benefit from share-based compensation	50,586	13,136	3,436
Change in cash overdraft	2,823	11,781	12,275
Acquisition of noncontrolling interests	(148,264)	—	—
Net distributions to noncontrolling interests	(27,062)	(23,475)	4,356
Repayments of borrowings	(11,459)	(18,073)	(10,867)
Net proceeds from financing arrangement for the sale of the San Diego facility	—	126,980	—
Repayments on financing arrangement for the sale of the San Diego facility	(3,161)	(1,175)	—
Obligation under securities lending	—	—	(29,991)

Net cash flows used in financing activities	(319,862)	(1,784,919)	(724,151)

Net (decrease) increase in cash and cash equivalents	(242,415)	185,079	(44,284)
Effect of exchange rate changes on cash and cash equivalents	(2,641)	(7,370)	3,788

Cash and cash equivalents, beginning of the year	759,598	581,889	622,385

Cash and cash equivalents, end of the year	$514,542	$759,598	$581,889

See accompanying notes to these consolidated financial statements.

BIOGEN IDEC INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands)

					Additional paid-in capital	Accumulated other comprehensive income (loss)				Total Biogen Idec Inc. shareholders’ equity
	Preferred stock		Common stock				Retained earnings	Treasury stock			Noncontrolling interests	Total equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance, December 31, 2010	8	$—	248,200	$124	$3,895,103	$(21,610)	$1,872,481	(7,662)	$(349,592)	$5,396,506	$52,937	$5,449,443
Comprehensive income:
Net income							1,234,428			1,234,428	32,258	1,266,686

Unrealized losses recognized on securities available for sale:
Unrealized losses recognized during the period, net of tax of $133						(224)				(224)		(224)
Less: reclassification adjustment for gains included in net income, net of tax of $7,155						(12,184)				(12,184)		(12,184)

Unrealized losses on securities available for sale, net of tax of $7,288						(12,408)				(12,408)		(12,408)
Unrealized gains on foreign currency forward contracts:
Unrealized gains recognized during the period, net of tax of $3,647						32,830				32,830		32,830
Less: reclassification adjustment for losses included in net income, net of tax of $1,268						9,767				9,767		9,767

Unrealized gains on foreign currency forward contracts, net of tax of $4,915						42,597				42,597		42,597
Unrealized losses on pension benefit obligation, net of tax of $0						(9,280)				(9,280)		(9,280)

Translation adjustment						(25,834)				(25,834)	4,903	(20,931)

Total comprehensive income										1,229,503	37,161	1,266,664
Distributions to noncontrolling interests							(148)			(148)	(26,914)	(27,062)
Acquisitions of noncontrolling interests					(125,641)					(125,641)	(61,696)	(187,337)
Repurchase of common stock for Treasury pursuant to the 2011 share repurchase plan, at cost								(6,018)	(497,975)	(497,975)		(497,975)
Issuance of common and treasury stock under stock option and stock purchase plans			5,458	3	306,982			162	7,664	314,649		314,649
Issuance of common stock under stock award plan			1,482	1	(50,954)					(50,953)		(50,953)
Conversion of preferred stock	(8)		493	—	—					—		—
Compensation expense related to share-based payments					117,347					117,347		117,347
Recharacterization of share-based awards from equity to cash-settled due to restructuring					(8,172)					(8,172)		(8,172)
Tax benefit from share-based payments					50,383					50,383		50,383

Balance, December 31, 2011	—	$—	255,633	$128	$4,185,048	$(26,535)	$3,106,761	(13,518)	$(839,903)	$6,425,499	$1,488	$6,426,987

BIOGEN IDEC INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY — (Continued)

(In thousands)

					Additional paid-in capital	Accumulated other comprehensive income (loss)				Total Biogen Idec Inc. shareholders’ equity
	Preferred stock		Common stock				Retained earnings	Treasury stock			Noncontrolling interests	Total equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance, December 31, 2009	8	$—	288,494	$144	$5,781,920	$50,496	$1,068,890	(13,639)	$(679,920)	$6,221,530	$40,352	$6,261,882
Comprehensive income:
Net income							1,005,273			1,005,273	(106,700)	898,573
Unrealized gains (losses) recognized on securities available for sale:

Unrealized gains recognized during the period, net of tax of $6,345						10,775				10,775		10,775

Less: reclassification adjustment for gains included in net income, net of tax of $5,656						(9,631)				(9,631)		(9,631)

Unrealized gains on securities available for sale, net of tax of $689						1,144				1,144		1,144

Unrealized gains (losses) on foreign currency forward contracts:

Unrealized losses recognized during the period, net of tax of $1,268						(9,767)				(9,767)		(9,767)
Less: reclassification adjustment for gains included in net income, net of tax of $304						(1,502)				(1,502)		(1,502)

Unrealized losses on foreign currency forward contracts, net of tax of $964						(11,269)				(11,269)		(11,269)

Unrealized losses on pension benefit obligation, net of tax of $0						(1,942)				(1,942)		(1,942)

Translation adjustment						(60,039)				(60,039)	(2,240)	(62,279)

Total comprehensive income										933,167	(108,940)	824,227
Fair value of assets and liabilities acquired and assigned to noncontrolling interests (Note 19)										—	145,000	145,000
Distributions to noncontrolling interests										—	(33,891)	(33,891)
Capital contributions from noncontrolling interests										—	2,488	2,488
Termination of relationship with less than majority owned subsidiary										—	7,928	7,928
Repurchase of common stock for Treasury pursuant to the 2009 and 2010 share repurchase plans, at cost								(40,294)	(2,077,579)	(2,077,579)		(2,077,579)
Retirement of common stock pursuant to the 2009 and 2010 share repurchase plans			(40,294)	(20)	(2,077,559)			40,294	2,077,579	—		—
Issuance of treasury stock under stock option and stock purchase plans							(28,632)	4,020	212,118	183,486		183,486
Issuance of treasury stock under stock award plans							(173,050)	1,957	118,210	(54,840)		(54,840)
Compensation expense related to share-based payments					171,435					171,435		171,435
Tax benefit from share-based payments					19,307					19,307		19,307

Balance, December 31, 2010	8	$—	248,200	$124	$3,895,103	$(21,610)	$1,872,481	(7,662)	$(349,592)	$5,396,506	$52,937	$5,449,443

BIOGEN IDEC INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY — (Continued)

(In thousands)

					Additional paid-in capital	Accumulated other comprehensive income (loss)				Total Biogen Idec Inc. shareholders’ equity
	Preferred stock		Common stock				Retained earnings	Treasury stock			Noncontrolling interests	Total equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance, December 31, 2008	8	$—	297,253	$149	$6,073,957	$(11,106)	$270,180	(9,207)	$(527,097)	$5,806,083	$27,869	$5,833,952
Comprehensive income:
Net income							970,132			970,132	6,930	977,062
Unrealized gains recognized on securities available for sale:

Unrealized gains recognized during the period, net of tax of $4,136						7,191				7,191		7,191

Less: reclassification adjustment for gains included in net income, net of tax of $3,756						(6,396)				(6,396)		(6,396)

Unrealized gains (losses) on securities available for sale, net of tax of $380						795				795		795

Unrealized gains on foreign currency forward contracts:

Unrealized gains recognized during the period, net of tax of $254						1,452				1,452		1,452
Less: reclassification adjustment for losses included in net income, net of tax of $3,836						40,216				40,216		40,216

Unrealized gains on foreign currency forward contracts, net of tax of $3,582						41,668				41,668		41,668

Unrealized gains on pension benefit obligation, net of tax of $67						501				501		501

Translation adjustment						18,638				18,638	1,197	19,835

Total comprehensive income										1,031,734	8,127	1,039,861
Distributions to noncontrolling interests										—	(2,832)	(2,832)
Capital contributions from noncontrolling interests										—	7,188	7,188
Repurchase of common stock for Treasury, at cost								(15,982)	(751,170)	(751,170)		(751,170)
Retirement of common stock pursuant to the 2009 share repurchase plan			(8,759)	(5)	(422,415)			8,759	422,420	—		—
Issuance of treasury stock under stock option and stock purchase plans							(27,191)	1,181	75,001	47,810		47,810
Issuance of treasury stock under stock award plans							(144,231)	1,610	100,926	(43,305)		(43,305)
Compensation expense related to share-based payments					167,207					167,207		167,207
Tax benefit from share-based payments					(36,829)					(36,829)		(36,829)

Balance, December 31, 2009	8	$—	288,494	$144	$5,781,920	$50,496	$1,068,890	(13,639)	$(679,920)	$6,221,530	$40,352	$6,261,882

See accompanying notes to these consolidated financial statements.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

Business Overview

Biogen Idec is a global biotechnology company that discovers, develops, manufactures and markets therapies for the treatment of neurodegenerative diseases, hemophilia and autoimmune disorders. Patients worldwide benefit from our leading multiple sclerosis therapies, and the company generates $5 billion in annual revenues.

Consolidation

Our consolidated financial statements reflect our financial statements, those of our wholly-owned subsidiaries and those of certain variable interest entities in which we are the primary beneficiary. For consolidated entities in which we own or are exposed to less than 100% of the economics, we record net income (loss) attributable to noncontrolling interests in our consolidated statements of income equal to the percentage of the economic or ownership interest retained in such entities by the respective noncontrolling parties. All material intercompany balances and transactions are eliminated in consolidation.

In determining whether we are the primary beneficiary of an entity, we apply a qualitative approach that determines whether we have both (1) the power to direct the economically significant activities of the entity and (2) the obligation to absorb losses of, or the right to receive benefits from, the entity that could potentially be significant to that entity. These considerations impact the way we account for our existing collaborative relationships and determine whether we consolidate companies or entities with which we have collaborative or other arrangements. Determination about whether an enterprise should consolidate a variable interest entity is required to be made continuously as changes to existing relationships or future transactions may result in us consolidating or deconsolidating our partner(s) to collaborations and other arrangements.

Use of Estimates

The preparation of our consolidated financial statements in accordance with U.S. GAAP requires management to make estimates, judgments, and assumptions that may affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates and judgments and methodologies, including those related to revenue recognition and related allowances, our collaborative relationships, clinical trial expenses, the consolidation of variable interest entities, the valuation of contingent consideration resulting from a business combination, the valuation of acquired intangible assets including in-process research and development, inventory, impairment and amortization of long-lived assets including intangible assets, impairments of goodwill, share-based compensation, income taxes including the valuation allowance for deferred tax assets, the valuation of investments, derivatives and hedging activities, contingencies, litigation, and restructuring charges. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

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

Reserves for Discounts and Allowances

We establish reserves for trade term discounts, wholesaler incentives, Medicaid rebates, Veterans Administration (VA) and Public Health Service (PHS) discounts, managed care rebates, product returns and other governmental rebates or applicable allowances, including those associated with the implementation of pricing actions in certain of the international markets in which we operate. Reserves established for these discounts and allowances are classified as reductions of accounts receivable (if the amount is payable to our direct customer) or a liability (if the amount is payable to a party other than our customer). These reserves are based on estimates of the amounts earned or to be claimed on the related sales. Our estimates take into consideration our historical experience, current contractual and statutory requirements, specific known market events and trends, and forecasted customer buying patterns. Actual amounts may ultimately differ from our estimates. If actual results vary, we will need to adjust these estimates, which could have an effect on earnings in the period of adjustment. The estimates we make with respect to these allowances represent the most significant judgments with regard to revenue recognition.

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

•

Medicaid rebate reserves relate to our estimated obligations to states under established reimbursement arrangements. Rebate accruals are recorded in the same period the related revenue is recognized resulting in a reduction of product revenue and the establishment of a liability which is included in other current liabilities. Our liability for Medicaid rebates consists of estimates for claims that a state will make for the current quarter, claims for prior quarters that have been estimated for which an invoice has not been received, invoices received for claims from the prior quarters that have not been paid, and an estimate of potential claims that will be made for inventory that exists in the distribution channel at period end.

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

•	Other governmental rebates or applicable allowances primarily relate to mandatory rebates and discounts in markets where government-sponsored healthcare systems are the primary payers for healthcare.

Product return reserves are established for returns expected to be made by wholesalers and are recorded in the period the related revenue is recognized, resulting in a reduction to product sales. In accordance with contractual terms, wholesalers are permitted to return product for reasons such as damaged or expired product. The majority of wholesaler returns are due to product expiration. Expired product return reserves are estimated through a comparison of historical return data to their related sales on a production lot basis. Historical rates of return are determined for each product and are adjusted for known or expected changes in the marketplace specific to each product.

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

In countries where we expect to collect receivables greater than one year, at the time of sale, we have discounted our revenues over the period of time that we estimate those amounts will be paid using our estimate of the country’s borrowing rate. The related receivables are classified at the time of sale as long-term assets. We will accrete interest income on these receivables, which will be recognized as a component of other income (expense), net within our consolidated statement of income.

We also distribute no-charge product to qualifying patients under our patient assistance and patient replacement goods program. This program is administered through one of our distribution partners, which ships product for qualifying patients from its own inventory received from us. Gross revenue and the related reserves are not recorded on product shipped under this program and cost of sales is recorded when the product is shipped.

Revenues from Unconsolidated Joint Business

We collaborate with Genentech on the development and commercialization of RITUXAN. Revenues from unconsolidated joint business consist of (1) our share of pre-tax co-promotion profits in the U.S.; (2) reimbursement of our selling and development expense in the U.S.; and (3) revenue on sales of RITUXAN in the rest of world, which consists of our share of pre-tax co-promotion profits in Canada and royalty revenue on sales of RITUXAN outside the U.S. and Canada by F. Hoffmann-La Roche Ltd. (Roche) and its sublicensees. Pre-tax co-promotion profits are calculated and paid to us by Genentech in the U.S. and by Roche in Canada. Pre-tax co-promotion profits consist of U.S. and Canadian sales of RITUXAN to third-party customers net of discounts and allowances less the cost to manufacture RITUXAN, third-party royalty expenses, and distribution, selling and marketing, and joint development expenses incurred by Genentech, Roche and us. We record our share of the pretax co-promotion profits in Canada and royalty revenues on sales of RITUXAN outside the U.S. on a cash basis. Additionally, our share of the pretax co-promotion profits in the U.S. includes estimates made by Genentech and those estimates are subject to change. Actual results may ultimately differ from our estimates.

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

Milestone Revenues

We execute collaborative and other agreements which may contain milestone payments. Revenues from milestones, if they are considered substantive, are recognized upon successful accomplishment of the milestones. Determining whether a milestone is substantive involves judgment, including an assessment of our involvement in achieving the milestones and whether the amount of the payment is commensurate to our performance. If not considered substantive, milestones are initially deferred and recognized over the remaining performance obligation.

Multiple-Element Revenue Arrangements

We may, from time to time, enter into transactions that involve the sale of products and related services under multiple element arrangements. In accounting for these transactions, we allocate revenue to the various elements based on their fair value. The fair value of a revenue generating element can be based on current selling prices offered by us or another party for current products or management’s best estimate of a selling price for future products. Revenue allocated to an individual element is recognized when all other revenue recognition criteria are met for that element.

Fair Value Measurements

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

Valuation of Investments

We validate the prices provided by our third party pricing services by reviewing their pricing methods and matrices, obtaining market values from other pricing sources, analyzing pricing data in certain instances and confirming that the relevant markets are active. After completing our validation procedures, we did not adjust or override any fair value measurements provided by our pricing services as of December 31, 2011 and 2010, respectively.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our strategic investments in publicly traded equity securities are classified as Level 1 assets as their fair values are readily determinable and based on quoted market prices.

The majority of our financial assets and liabilities have been classified as Level 2. Our financial assets and liabilities (which include our cash equivalents, derivative contracts, marketable debt securities, and plan assets for deferred compensation) have been initially valued at the transaction price and subsequently valued, at the end of each reporting period, typically utilizing third party pricing services or other market observable data. The pricing services utilize industry standard valuation models, including both income and market based approaches and observable market inputs to determine value. These observable market inputs include reportable trades, benchmark yields, credit spreads, broker/dealer quotes, bids, offers, current spot rates and other industry and economic events.

We also maintain venture capital investments classified as Level 3 whose fair value is initially measured at transaction prices and subsequently valued using the pricing of recent financing or by reviewing the underlying economic fundamentals and liquidation value of the companies. These investments are the only investments for which we used Level 3 inputs to determine the fair value. These investments include investments in certain biotechnology oriented venture capital funds which primarily invest in small privately-owned, venture-backed biotechnology companies. The fair value of our investments in these venture capital funds has been estimated using the net asset value of the fund. The investments cannot be redeemed within the funds. Distributions from each fund will be received as the underlying investments of the fund are liquidated. The funds and therefore a majority of the underlying assets of the funds will not be liquidated in the near future. The underlying assets in these funds are initially measured at transaction prices and subsequently valued using the pricing of recent financings or by reviewing the underlying economic fundamentals and liquidation value of the companies that the funds invest in. We apply judgments and estimates when we validate the prices provided by third parties. While we believe the valuation methodologies are appropriate, the use of valuation methodologies is highly judgmental and changes in methodologies can have a material impact on our results of operations. Gains and losses (realized and unrealized) included in earnings for the period are reported in other income (expense), net.

Valuation of Contingent Consideration Resulting from a Business Combination

We record contingent consideration resulting from business combinations completed after January 1, 2009 at its fair value on the acquisition date. Each reporting period thereafter, we revalue these obligations and record increases or decreases in their fair value as an adjustment to contingent consideration expense within our consolidated statement of income. Changes in the fair value of the contingent consideration obligations can result from adjustments to the discount rates and periods, updates in the assumed achievement or timing of any development milestones or changes in the probability of certain clinical events and changes in the assumed probability associated with regulatory approval. These fair value measurements represent Level 3 measurements as they are based on significant inputs not observable in the market.

Significant judgment is employed in determining the appropriateness of these assumptions as of the acquisition date and for each subsequent period. Accordingly, changes in assumptions described above, could have a material impact on the amount of contingent consideration expense we record in any given period.

Other

The carrying amounts reflected in the consolidated balance sheets for cash equivalents, current accounts receivable, due from unconsolidated joint business, other current assets, accounts payable, and accrued expenses and other, approximate fair value due to their short-term maturities.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash and Cash Equivalents

We consider only those investments which are highly liquid, readily convertible to cash and that mature within three months from date of purchase to be cash equivalents. As of December 31, 2011 and 2010, cash equivalents were comprised of money market funds and commercial paper, repurchase agreements, and other debt securities with maturities less than 90 days.

Accounts Receivable

The majority of our accounts receivable arise from product sales and primarily represent amounts due from our wholesale distributors, public hospitals and other government entities. We monitor the financial performance and credit worthiness of our large customers so that we can properly assess and respond to changes in their credit profile. We provide reserves against trade receivables for estimated losses that may result from a customer’s inability to pay. Amounts determined to be uncollectible are charged or written-off against the reserve. To date, such losses have not exceeded management’s estimates.

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

Concentrations of credit risk with respect to receivables, which are typically unsecured, are limited due to the wide variety of customers and markets using our products, as well as their dispersion across many different geographic areas. The majority of our accounts receivable arise from product sales in the United States and Europe and have standard payment terms which are generally between 30 and 90 days. We continue to monitor economic conditions, including the volatility associated with international economies, and associated impacts on the relevant financial markets and our business, especially in light of the global economic downturn. For additional information related to this concentration of credit risk, please read Note 5, Accounts Receivable to these consolidated financial statements.

As of December 31, 2011 and 2010, one wholesale distributor accounted for approximately 14.1% and 11.5% of consolidated receivables, respectively.

Inventory

Inventories are stated at the lower of cost or market with cost determined in a manner that approximates the first-in, first-out (FIFO) method. Included in inventory are raw materials used in the production of pre-clinical and clinical products, which are expensed as research and development costs when consumed.

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

As of December 31, 2011 and 2010, the carrying value of our inventory did not include any significant costs associated with products that had not yet received regulatory approval.

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

Strategic Investments

As part of our business development efforts, we will, from time to time, invest in equity securities of certain biotechnology companies. These investments are known as strategic investments and are classified as available-for-sale and accounted for as marketable equity investments or as cost investments based upon our ownership percentage and other factors that suggest we have significant influence and are included in investments and other assets within our consolidated balance sheet. When assessing whether a decline in the fair value of a strategic investment below our cost basis is other-than-temporary, we consider the fair market value of the security, the duration of the security’s decline, and prospects for the underlying business, including favorable or adverse clinical trial results, new product initiatives and new collaborative agreements with the companies in which we have invested.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Property, Plant and Equipment

Property, plant and equipment are carried at cost, subject to review for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The cost of normal, recurring, or periodic repairs and maintenance activities related to property, plant and equipment are expensed as incurred. The cost for planned major maintenance activities, including the related acquisition or construction of assets, is capitalized if the repair will result in future economic benefits.

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

In addition, we capitalize certain internal use computer software development costs. If the software is an integral part of production assets, these costs are included in machinery and equipment and are amortized on a straight-line basis over the estimated useful lives of the related software, which generally range from three to five years.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We generally depreciate or amortize the cost of our property, plant and equipment using the straight-line method over the estimated useful lives of the respective assets, which are summarized as follows:

Asset Category	Useful Lives
Land	Not depreciated
Buildings	15 to 40 years
Leasehold Improvements	Lesser of the useful life or the term of the respective lease
Furniture and Fixtures	5 to 7 years
Machinery and Equipment	5 to 20 years
Computer Software and Hardware	3 to 5 years

When we dispose of property, plant and equipment, we remove the associated cost and accumulated depreciation from the related accounts on our consolidated balance sheet and include any resulting gain or loss in our consolidated statement of income.

Intangible Assets

Our intangible assets consist of patents, licenses, core developed technology, in-process research and development acquired after January 1, 2009, trademarks, trade names, assembled workforce and other distribution rights. The majority of our intangible assets were recorded in connection with the merger of Biogen, Inc. and IDEC Pharmaceuticals Corporation in 2003. Our intangible assets are recorded at fair value at the time of their acquisition and are stated within our consolidated balance sheets net of accumulated amortization and impairments.

We amortize intangible assets over their estimated useful lives using the economic use method if anticipated future cash flows can be reasonably estimated; the straight-line method is used when cash flows cannot be reasonably estimated. Our amortization policy reflects the pattern that the economic benefits of the intangible assets are consumed. The useful lives of our intangible assets are primarily based on the legal or contractual life of the underlying patent or contract, which does not include additional years for the potential extension or renewal of the contract or patent. Intangible assets related to patents, licenses, core developed technology, assembled workforce, and other distribution rights are amortized over their remaining estimated useful lives. Intangible assets related to trademarks, trade names and in-process research and development prior to commercialization are not amortized because they have indefinite lives, but they are subject to review for impairment. We review our intangible assets with indefinite lives for impairment annually, as of October 31, and whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.

Our most significant intangible asset is the core technology related to our AVONEX product. Our amortization policy reflects our belief that the economic benefit of our core technology is consumed as revenue is generated from AVONEX. We refer to this amortization methodology as the economic consumption model, which involves calculating a ratio of actual current period sales to total anticipated sales for the life of the product and applying this ratio to the carrying amount of the intangible asset. An analysis of the anticipated lifetime revenue of AVONEX is performed at least annually during our long range planning cycle, and this analysis serves as the basis for the calculation of our economic consumption amortization model. We believe this process has allowed us to reliably determine the best estimate of the pattern in which we will consume the economic benefits of our core technology intangible asset.

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

We measured acquired IPR&D in business combinations completed prior to January 1, 2009, at fair value and expensed it on acquisition date if that technology lacked an alternative future use, or capitalized it as an intangible asset if certain criteria were met; however, effective January 1, 2009, if we are purchasing a business, the acquired IPR&D is measured at fair value, capitalized as an intangible asset and tested for impairment at least annually until commercialization, after which time the IPR&D is amortized over its estimated useful life. If we acquire an asset or group of assets that do not meet the definition of a business under applicable accounting standards, then the acquired IPR&D is expensed on its acquisition date. Future costs to develop these assets are recorded to expense as they are incurred if the technology lacks alternative future uses.

We review amounts capitalized as in-process research and development for impairment at least annually, as of October 31, and whenever events or changes in circumstances indicate that the carrying value of the assets might not be recoverable. In the event the carrying value of the assets are not expected to be recovered, the assets are written down to their estimated fair values.

Impairment of Long-Lived Assets

Long-lived assets to be held and used, including property, plant and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets or asset group may not be recoverable.

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

We apply a two-step impairment test. In the first step, we compare the fair value of our reporting unit to its carrying value. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of our reporting unit, then the second step of the impairment test is performed in order to determine the implied fair value of our reporting unit’s goodwill. If the carrying value of our reporting unit’s goodwill exceeds its implied fair value, then the company records an impairment loss equal to the difference. As described in Note 25, Segment Information to these consolidated financial statements, we operate in one business segment which we consider our only reporting unit.

In September 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-08, “Intangibles — Goodwill and Other (Topic 350): Testing Goodwill for Impairment” (ASU

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2011-08). This newly issued accounting standard allows an entity the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step impairment test. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative two-step impairment test is required; otherwise, no further testing is required. These amendments do not change the current guidance for testing other indefinite-lived intangible assets for impairment. This ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, which for Biogen Idec means January 1, 2012. Early adoption is permitted; however, we have not elected to do so. The adoption of this statement will not impact our financial position or results of operations.

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

From time to time, we enter into development agreements in which we share expenses with a collaborative partner. We record payments received from our collaborative partners for their share of the development costs as a reduction of research and development expense, except as discussed within Note 20, Collaborations to these consolidated financial statements. Expenses incurred by Genentech in the development of RITUXAN are not recorded as research and development expense, but rather reduce our share of co-promotion profits recorded as a component of unconsolidated joint business revenues.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Selling, General and Administrative Expenses

Selling, general and administrative expenses are primarily comprised of compensation and benefits associated with sales and marketing, finance, human resources, legal and other administrative personnel, outside marketing, advertising and legal expenses and other general and administrative costs.

Advertising costs are expensed as incurred. For the years ended December 31, 2011, 2010 and 2009, advertising costs totaled $45.3 million, $35.3 million and $26.5 million, respectively.

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

Contingencies

We are currently involved in various claims and legal proceedings. We account for potential litigation losses in accordance with FASB Accounting Standards Codification (ASC) No. 450, Contingencies (ASC 450). Under ASC 450, loss contingency provisions are recorded if the potential loss from any claim, asserted or unasserted, or legal proceeding is considered probable and the amount can be reasonably estimated or a range of loss can be determined. These accruals represent management’s best estimate of probable loss, as defined by ASC 450. Disclosure also is provided when it is reasonably possible that a loss will be incurred or when it is reasonably possible that the amount of a loss will exceed the recorded provision. On a quarterly basis, we review the status of each significant matter and assess its potential financial exposure. Significant judgment is required in both the determination of probability and the determination as to whether an exposure is reasonably estimable. Because of uncertainties related to these matters, accruals are based only on the best information available at the time. As additional information becomes available, we reassess the potential liability related to pending claims and litigation and may revise our estimates. These revisions in the estimates of the potential liabilities could have a material impact on our consolidated results of operations and financial position.

Restructuring Charges

We have made estimates and judgments regarding the amount and timing of our restructuring expense and liability, including current and future period termination benefits and other exit costs to be incurred when related actions take place. We have also assessed the recoverability of certain long-lived assets employed in the business and, in certain instances shortened the expected useful life of the assets based on changes in their expected use. When we determine that the useful lives of assets are shorter than we had originally estimated, we record additional depreciation to reflect the assets’ new shorter useful lives. Severance and other related costs and asset-related charges are reflected within our consolidated statement of income as a component of total restructuring charges incurred. Actual results may differ from these estimates. For additional information related to our recent restructuring efforts, please read Note 3, Restructuring, to these consolidated financial statements.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Earnings per Share

Basic earnings per share is computed using the two-class method. Under the two-class method, undistributed net income is allocated to common stock and participating securities based on their respective rights to share in dividends. We have determined that our preferred shares meet the definition of participating securities and, to the extent any are outstanding during a period, have allocated a portion of net income to our preferred shares on a pro rata basis. Net income allocated to preferred shares is excluded from the calculation of basic earnings per share. For basic earnings per share, net income available to holders of common stock is divided by the weighted average number of shares of common stock outstanding. For purposes of calculating diluted earnings per share, net income is adjusted for the after-tax amount of net income allocable to preferred shares, and the denominator includes both the weighted average number of shares of common stock outstanding and potential dilutive shares of common stock from stock options, unvested restricted stock awards, restricted stock units and other convertible securities, to the extent they are dilutive.

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

In December 2011, the FASB issued ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (ASU 2011-11). This newly issued accounting standard requires an entity to disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position as well as instruments and transactions executed under a master netting or similar arrangement and was issued to enable users of financial statements to understand the effects or potential effects of those arrangements on its financial position. This ASU is required to be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. As this accounting standard only requires enhanced disclosure, the adoption of this standard is not expected to have an impact our financial position or results of operations.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (ASU 2011-05). This newly issued accounting standard (1) eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity; (2) requires the consecutive presentation of the statement of net income and other comprehensive income; and (3) requires an entity to present reclassification adjustments on the face of the financial statements from other comprehensive income to net income. The amendments in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income nor do the amendments affect how earnings per share is calculated or presented. In December 2011, the FASB issued ASU No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, which defers the requirement within ASU 2011-05 to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. During the deferral, entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect prior to the issuance of ASU 2011-05. These ASUs are required to be applied retrospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, which for Biogen Idec means January 1, 2012. As these accounting standards do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income, the adoption of these standards is not expected to have an impact on our financial position or results of operations.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (ASU 2011-04). This newly issued accounting standard clarifies the application of certain existing fair value measurement guidance and expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This ASU is effective on a prospective basis for annual and interim reporting periods beginning on or after December 15, 2011, which for Biogen Idec means January 1, 2012. The adoption of this standard is not expected to have a material impact on our financial position or results of operations.

2.    Acquisitions

Noncontrolling Interest in Joint Ventures

On September 6, 2011, we completed the purchase of the noncontrolling interest in our joint venture investments in Biogen Dompé SRL and Biogen Dompé Switzerland GmbH, our respective sales affiliates in Italy and Switzerland, from our joint venture partners, Dompé Farmaceutici SpA and Dompé International SA, respectively. This transaction was funded from our existing cash on hand and has been accounted for as the acquisition of a noncontrolling interest. The purchase price of these shares was comprised of cash payments totaling $152.9 million plus up to $42.5 million in contingent consideration payable upon the achievement of commercial and regulatory milestones using exchange rates at the time of the transaction. As these amounts reflect payments to acquire a noncontrolling interest, these payments and the accrual of a liability related to the contingent consideration were recorded as a reduction in the noncontrolling interest for these entities with the remainder to additional paid in capital.

Upon acquisition, we recorded a liability of $38.8 million representing the acquisition date fair value of the contingent consideration. This amount was estimated through a valuation model that incorporates probability weighted assumptions relating to the achievement of these milestones and thus the likelihood of us making payments. Subsequent changes in the fair value of this obligation will be recognized as adjustments to contingent consideration within our consolidated statements of income. For additional information related to our valuation of this obligation, please read Note 8, Fair Value Measurements to these consolidated financial statements.

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

In addition, balances outstanding under Biogen Dompé SRL’s credit line from Dompé Farmaceutici SpA, as described in Note 12, Indebtedness to these consolidated financial statements, were repaid in September 2011.

Biogen Idec International Neuroscience GmbH

In December 2010, we acquired 100% of the stock of Biogen Idec International Neuroscience GmbH (BIN), formerly Panima Pharmaceuticals AG, an affiliate of Neurimmune AG. The purchase price was comprised of a $32.5 million cash payment plus up to $395.0 million in contingent consideration payable upon the achievement of development milestones. BIN is a business involved in the discovery of antibodies designed to treat neurological disorders. Upon acquisition, we recorded a liability of $81.2 million representing the acquisition date fair value of the contingent consideration. Subsequent changes in the fair value of this obligation are recognized as adjustments to contingent consideration within our consolidated statements of income. We allocated $110.9 million and $25.6 million of the total purchase price to acquired IPR&D and goodwill, respectively. The amount allocated to acquired IPR&D represented the fair value of the IPR&D programs

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

acquired. The goodwill recognized is primarily attributable to establishing a deferred tax liability for the acquired IPR&D asset, which is not deductible for income tax purposes. For additional information related to our valuation of our contingent consideration obligation, please read Note 8, Fair Value Measurements to these consolidated financial statements.

Biogen Idec Hemophilia Inc.

In connection with our acquisition of Biogen Idec Hemophilia Inc. (BIH), formerly Syntonix Pharmaceuticals, Inc. (Syntonix), in January 2007, we agreed to pay up to an additional $80.0 million if certain milestone events associated with the development of BIH’s lead product, long-lasting recombinant Factor IX, a product for the treatment of hemophilia B, are achieved. The first $40.0 million contingent payment was achieved in the first quarter of 2010 upon initiation of patient enrollment in a registrational trial of Factor IX. We recorded this payment as a charge to acquired in-process research and development within our consolidated statement of income in 2010, in accordance with the accounting standards applicable to business combinations when we acquired BIH.

An additional $20.0 million contingent payment will occur if prior to the tenth anniversary of the closing date, the FDA grants approval of a Biologic License Application for Factor IX. A second $20.0 million contingent payment will occur if prior to the tenth anniversary of the closing date, a marketing authorization is granted by the EMA for Factor IX. These payments will be capitalized as an intangible asset when the related milestones are achieved.

3.    Restructuring

In November 2010, we announced a number of strategic, operational, and organizational initiatives designed to provide a framework for the future growth of our business and realign our overall structure to become a more efficient and cost effective organization. As part of this initiative:

•	We out-licensed or terminated certain research and development programs, including those in oncology and cardiovascular medicine, that are no longer a strategic fit for us.

•	We completed a 13% reduction in workforce spanning our sales, research and development, and administrative functions.

•

We vacated and recognized the sale of the San Diego, California facility as well as consolidated certain of our Massachusetts facilities. For a more detailed description of transactions affecting our facilities, please read Note 11, Property, Plant and Equipment to these consolidated financial statements.

Costs associated with our workforce reduction primarily relate to employee severance and benefits. Facility consolidation costs are primarily comprised of charges associated with closing these facilities, related lease obligations and additional depreciation recognized when the expected useful lives of certain assets have been shortened due to the consolidation and closing of related facilities and the discontinuation of certain research and development programs. As of December 31, 2011, substantially all restructuring charges have been incurred and paid. We incurred $19.0 million of these charges in 2011, of which $12.8 million were related to our workforce reduction and $6.2 million related to the consolidation of our facilities. During the fourth quarter of 2010, we incurred $75.2 million of these charges, of which $67.2 million were related to our workforce reduction and $8.0 million were related to the consolidation of our facilities.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the activity of our restructuring liability:

(In millions)	Workforce Reduction	Facility Consolidation	Total
Restructuring reserve as of December 31, 2010	$60.6	$5.8	$66.4
Expense	15.8	2.4	18.2
Payments	(81.8)	(3.9)	(85.7)
Adjustments to previous estimates, net	(2.9)	—	(2.9)
Other adjustments	8.6	(3.2)	5.4

Restructuring reserve as of December 31, 2011	$0.3	$1.1	$1.4

4.    Revenue Reserves

Reserves for Discounts and Allowances

An analysis of the amount of, and change in, reserves is summarized as follows:

(In millions)	Discounts	Contractual Adjustments	Returns	Total
2011
Beginning balance	$13.9	$107.0	$21.1	$142.0
Current provisions relating to sales in current year	96.0	360.4	15.7	472.1
Adjustments relating to prior years	—	(14.0)	(0.9)	(14.9)
Payments/returns relating to sales in current year	(84.3)	(266.0)	(0.4)	(350.7)
Payments/returns relating to sales in prior years	(13.0)	(68.1)	(11.8)	(92.9)

Ending balance	$12.6	$119.3	$23.7	$155.6

(In millions)	Discounts	Contractual Adjustments	Returns	Total
2010
Beginning balance	$13.9	$70.3	$18.9	$103.1
Current provisions relating to sales in current year	80.6	285.0	16.1	381.7
Adjustments relating to prior years	(2.7)	(2.4)	(1.8)	(6.9)
Payments/returns relating to sales in current year	(68.7)	(184.3)	(0.8)	(253.8)
Payments/returns relating to sales in prior years	(9.2)	(61.6)	(11.3)	(82.1)

Ending balance	$13.9	$107.0	$21.1	$142.0

(In millions)	Discounts	Contractual Adjustments	Returns	Total
2009
Beginning balance	$9.2	$48.1	$18.1	$75.4
Current provisions relating to sales in current year	74.0	192.5	15.8	282.3
Adjustments relating to prior years	—	—	0.8	0.8
Payments/returns relating to sales in current year	(60.8)	(124.4)	(0.6)	(185.8)
Payments/returns relating to sales in prior years	(8.5)	(45.9)	(15.2)	(69.6)

Ending balance	$13.9	$70.3	$18.9	$103.1

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The total reserves above, included in our consolidated balance sheets, are summarized as follows:

	As of December 31,
(In millions)	2011	2010
Reduction of accounts receivable	$40.6	$36.7
Current liability	115.0	105.3

Total reserves	$155.6	$142.0

5.    Accounts Receivable

Our accounts receivable primarily arise from product sales in the U.S. and Europe and mainly represent amounts due from our wholesale distributors, public hospitals and other government entities. The majority of our accounts receivable have standard payment terms which are generally between 30 and 90 days. We monitor the financial performance and credit worthiness of our large customers so that we can properly assess and respond to changes in their credit profile. We provide reserves against trade receivables for estimated losses that may result from a customer’s inability to pay. Amounts determined to be uncollectible are charged or written-off against the reserve. To date, such losses have not exceeded management’s estimates.

Concentrations of credit risk with respect to receivables, which are typically unsecured, are limited due to the wide variety of customers and markets using our products, as well as their dispersion across many different geographic areas. We monitor economic conditions, including volatility associated with international economies, and related impacts on the relevant financial markets and our business, especially in light of sovereign credit issues. The credit and economic conditions within Italy, Spain, Portugal and Greece, among other members of the European Union, have continued to deteriorate. These conditions have increased, and may continue to increase, the average length of time that it takes to collect on our accounts receivable outstanding in these countries.

Our net accounts receivable balances from product sales in these countries are summarized as follows:

	As of December 31, 2011
(In millions)	Current Balance Included within Accounts Receivable, net	Non-Current Balance Included within Investments and Other Assets	Total
Spain	$68.5	$65.5	$134.0
Italy	$19.4	$48.7	$68.1
Portugal	$20.6	$12.3	$32.9
Greece	$4.0	$—	$4.0

	As of December 31, 2010
(In millions)	Current Balance Included within Accounts Receivable, net	Non-Current Balance Included within Investments and Other Assets	Total
Spain	$70.8	$29.8	$100.6
Italy	$103.2	$14.8	$118.0
Portugal	$17.8	$5.5	$23.3
Greece	$3.9	$—	$3.9

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Approximately $56.0 million and $45.0 million of the aggregated balances for these countries were overdue more than one year as of December 31, 2011 and December 31, 2010, respectively. Amounts included as a component of investments and other assets within our consolidated balance sheets represent amounts that are expected to be collected beyond one year.

In connection with our purchase of the noncontrolling interest in our joint venture investments in Biogen Dompé SRL, we entered into a credit assignment agreement with Dompé Farmaceutici SpA. Under the terms of this agreement, Dompé Farmaceutici SpA purchased all of Biogen Dompé SRL’s outstanding receivables as of June 30, 2011, adjusted for cash received through September 5, 2011, for $104.6 million. We retained no interests in these receivables and accounted for this transaction as a sale recognizing a loss of $1.8 million upon their disposition. For additional information related to these transactions, please read Note 2, Acquisitions to these consolidated financial statements. As of December 31, 2011, our accounts receivable balances in Italy totaled $68.1 million, all of which resulted from sales of product subsequent to June 30, 2011.

6.    Inventory

The components of inventory are summarized as follows:

	As of December 31,
(In millions)	2011	2010
Raw materials	$83.8	$59.0
Work in process	169.4	142.2
Finished goods	73.6	87.9

Total inventory	$326.8	$289.1

The components of inventory by product are summarized as follows:

	As of December 31,
(In millions)	2011	2010
AVONEX	$113.3	$87.0
TYSABRI	114.7	117.0
Other	15.0	26.1

Total finished goods and work in process	243.0	230.1

Raw materials	83.8	59.0

Total inventory	$326.8	$289.1

Amounts written down related to excess, obsolete or unmarketable inventory are charged to cost of sales, and totaled $25.4 million, $11.8 million, and $16.9 million for the years ended December 31, 2011, 2010, and 2009, respectively.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.    Intangible Assets and Goodwill

Intangible Assets

Intangible assets, net of accumulated amortization, impairment charges and adjustments, are summarized as follows:

		As of December 31, 2011			As of December 31, 2010
(In millions)	Estimated Life	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Out-licensed patents	12-23 years	$578.0	$(391.3)	$186.7	$578.0	$(350.2)	$227.8
Core developed technology	15-23 years	3,005.3	(1,801.1)	1,204.2	3,005.3	(1,636.9)	1,368.4
In-process research and development	Up to 15 years upon commercialization	110.9	—	110.9	110.9	—	110.9
Trademarks and tradenames	Indefinite	64.0	—	64.0	64.0	—	64.0
In-licensed rights and patents	6-16 years	47.2	(4.8)	42.4	3.0	(1.3)	1.7
Assembled workforce	4 years	2.1	(2.1)	—	2.1	(2.1)	—
Distribution rights	2 years	12.7	(12.7)	—	12.7	(12.7)	—

Total intangible assets		$3,820.2	$(2,212.0)	$1,608.2	$3,776.0	$(2,003.2)	$1,772.8

Total intangible assets was unchanged as of December 31, 2011 compared to December 31, 2010, excluding the impact of amortization and amounts recorded in connection with the license agreements for FAMPYRA and the JC virus assay described below. In December 2010, we completed our acquisition of BIN and allocated a $110.9 million of the purchase price to acquired IPR&D. For additional information related to this transaction, please read Note 2, Acquisitions to these consolidated financial statements.

Amortization of acquired intangible assets totaled $208.6 million, $208.9 million, and $289.8 million for the years ended December 31, 2011, 2010 and 2009, respectively. Amortization for acquired intangible assets is expected to be in the range of approximately $160.0 million to $200.0 million annually through 2016.

AVONEX Core Technology Asset

Our most significant intangible asset is the core technology related to our AVONEX product. The net book value of this asset as of December 31, 2011 was $1,192.1 million. Amortization of our core acquired intangible asset related to AVONEX is expected to be in the range of approximately $100.0 million to $150.0 million annually through 2016.

FAMPYRA

In July 2011, the European Commission (EC) granted a conditional marketing authorization for FAMPYRA in the E.U., which triggered a $25.0 million milestone payment. This payment was made to Acorda Therapeutics, Inc. (Acorda) in the third quarter of 2011 and was capitalized as an intangible asset.

Under the terms of our 2009 collaboration and license agreement, we will pay Acorda additional milestones based on new indications and ex-U.S. net sales. The next expected milestone would be $15.0 million, due when ex-U.S. net sales reach $100.0 million over a period of four consecutive quarters. We will capitalize these milestones upon achievement as an intangible asset. Amortization will utilize an economic consumption

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

model that will be based on an estimate of all of the probable payments we expect to make as contingent consideration, such as sales-based milestones, for entering into the license agreement.

For additional information related to our collaboration with Acorda, please read Note 20, Collaborations to these consolidated financial statements.

JC Virus Assay

In the first quarter of 2011, we licensed rights for the diagnostic and therapeutic application of recombinant virus-like particles, known as VP1 proteins, to detect antibodies of the JC virus (JCV) in serum or blood. Under the terms of this license, we expect to make payments totaling approximately $58.9 million through 2016. These payments include upfront and milestone payments as well as the greater of an annual maintenance fee or usage-based royalty payment. As of December 31, 2011, we recognized an intangible asset in the amount of $19.2 million, reflecting the total of upfront payments made and other time-based milestone payments. We will further capitalize additional payments due under this arrangement as an intangible asset upon achievement. Amortization will utilize an economic consumption model that will be based on an estimate of all of the probable payments we expect to make in relation to the total number of JCV assay tests performed through 2016.

Goodwill

The following table provides a roll forward of the changes in goodwill:

	As of December 31,
(In millions)	2011	2010
Beginning balance	$1,146.3	$1,138.6
Goodwill acquired during the year	—	25.6
Other	—	(17.9)

Ending balance	$1,146.3	$1,146.3

As of December 31, 2011, we had no accumulated impairment losses related to goodwill.

In December 2010, we completed our acquisition of BIN and allocated a $25.6 million of the purchase price to goodwill. For additional information related to this transaction, please read Note 2, Acquisitions to these consolidated financial statements. During 2010, we also recorded a decrease to goodwill of $17.9 million to establish a deferred tax asset that existed at the time of the merger of Biogen, Inc. and IDEC Pharmaceuticals Corporation in 2003.

8.    Fair Value Measurements

The tables below present information about our assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2011 and December 31, 2010, and indicate the fair value hierarchy of the valuation techniques we utilized to determine such fair value:

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In millions)	As of December 31, 2011	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$399.8	$—	$399.8	$—
Marketable debt securities:
Corporate debt securities	602.6	—	602.6	—
Government securities	1,716.5	—	1,716.5	—
Mortgage and other asset backed securities	273.8	—	273.8	—
Strategic investments	0.1	0.1	—	—
Venture capital investments	23.5	—	—	23.5
Derivative contracts	39.5	—	39.5	—
Plan assets for deferred compensation	11.6	—	11.6	—

Total	$3,067.4	$0.1	$3,043.8	$23.5

Liabilities:
Derivative contracts	$0.5	$—	$0.5	$—
Contingent consideration	151.0	—	—	151.0

Total	$151.5	$—	$0.5	$151.0

(In millions)	As of December 31, 2010	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$651.8	$—	$651.8	$—
Marketable debt securities:
Corporate debt securities	313.0	—	313.0	—
Government securities	785.3	—	785.3	—
Mortgage and other asset backed securities	92.9	—	92.9	—
Strategic investments	44.8	44.8	—	—
Venture capital investments	20.8	—	—	20.8
Derivative contracts	1.3	—	1.3	—
Plan assets for deferred compensation	13.0	—	13.0	—

Total	$1,922.9	$44.8	$1,857.3	$20.8

Liabilities:
Derivative contracts	$12.2	$—	$12.2	$—
Contingent consideration	81.2	—	—	81.2

Total	$93.4	$—	$12.2	$81.2

There were no transfers between fair value measurement levels during the years ended December 31, 2011 and 2010, respectively.

Our strategic investments represent investments in publicly traded equity securities and are the only investments for which we used Level 1 inputs to determine their fair value. Our venture capital investments are comprised of investments in certain biotechnology oriented venture capital funds which primarily invest in small privately-owned, venture-backed biotechnology companies. Our venture capital investments are the only investments for which we used Level 3 inputs to determine their fair value and represented approximately 0.3%

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of total assets of December 31, 2011 and 2010, respectively. The following table provides a roll forward of the fair value of our venture capital investments, which are all Level 3 assets:

	As of December 31,
(In millions)	2011	2010
Beginning balance	$20.8	$21.9
Unrealized gains included in earnings	2.4	—
Unrealized losses included in earnings	(1.4)	(2.1)
Purchases	1.7	2.1
Settlements	—	(1.1)

Ending balance	$23.5	$20.8

The fair values of our debt instruments, which are all Level 2 liabilities, are summarized as follows:

	As of December 31,
(In millions)	2011	2010
Credit line from Dompé	$—	$8.1
Notes payable to Fumedica	22.4	24.2
6.0% Senior Notes due 2013	474.1	485.5
6.875% Senior Notes due 2018	663.9	618.0

Total fair value	$1,160.4	$1,135.8

The fair values of Biogen Dompé SRL’s credit line from us and Dompé Farmaceutici SpA and our note payable to Fumedica were estimated using market observable inputs, including current interest and foreign currency exchange rates. The fair value of our Senior Notes was determined through market, observable, and corroborated sources.

Balances outstanding under Biogen Dompé SRL’s credit line were repaid in connection with our recent purchase of the noncontrolling interest in our joint venture investment in Biogen Dompé SRL. For additional information related to this transaction, please read Note 2, Acquisitions to these consolidated financial statements.

Contingent Consideration Resulting from a Business Combination

We revalue the contingent consideration obligation for acquisitions completed after January 1, 2009 on a recurring basis each reporting period. Changes in the fair value of our contingent consideration obligations are recognized as a fair value adjustment of contingent consideration within our consolidated statements of income. These fair value measurements are based on significant inputs not observable in the market and therefore represent Level 3 measurements. The following table provides a roll forward of the changes in fair value of our contingent consideration obligations:

	As of December 31,
(In millions)	2011	2010
Fair value as of beginning of period	$81.2	$—
Acquisition date fair value of contingent consideration obligations related to acquisitions	38.8	81.2
Changes in the fair value of contingent consideration obligations	36.0	—
Payments of contingent consideration obligations	(5.0)	—

Fair value as of end of period	$151.0	$81.2

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Upon completion of our purchase of the noncontrolling interest in our joint venture investments in Biogen Dompé SRL and Biogen Dompé Switzerland GmbH in September 2011, we recorded a contingent consideration obligation of $38.8 million. As of December 31, 2011, the fair value of this contingent consideration obligation was $31.9 million, of which $3.9 million was reflected as a component of accrued expenses and other, and $28.0 million was reflected as a component of other long-term liabilities within our consolidated balance sheet. Our most recent valuation was determined based upon probability weighted net cash outflow projections of $42.5 million, discounted using a rate of 3.8%, which is the cost of debt financing for market participants. The decrease in the fair value of this obligation, of $6.9 million since the acquisition date, was primarily due to changes in the discount rate and in the probability and expected timing related to the achievement of certain cumulative sales-based and developmental milestones.

In connection with our acquisition of BIN in the fourth quarter of 2010, we recorded a liability of $81.2 million, representing the acquisition date fair value of the contingent consideration. There was no significant change in the valuation of this liability from the acquisition date through December 31, 2010. As of December 31, 2011, the fair value of this contingent consideration obligation was $119.1 million, of which $6.9 million was reflected as a component of accrued expenses and other, and $112.2 million was reflected as a component of other long-term liabilities within our consolidated balance sheet. Our most recent valuation was determined based upon probability weighted net cash outflow projections of $390.0 million, discounted using a rate of 5.2%, which is the cost of debt financing for market participants. The increase in the fair value of this obligation, of $37.9 million since December 31, 2010, was primarily due to changes in the discount rate and in the probability and expected timing related to the achievement of certain remaining developmental milestones, offset by the payment of a $5.0 million developmental milestone.

9.    Financial Instruments

Marketable Securities, including Strategic Investments

The following tables summarize our marketable securities and strategic investments:

As of December 31, 2011 (In millions):	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost
Available-for-sale
Corporate debt securities:
Current	$155.0	$0.2	$(0.1)	$154.9
Non-current	447.6	1.2	(1.5)	447.9
Government securities:
Current	1,021.0	0.4	—	1,020.6
Non-current	695.5	0.9	(0.2)	694.8
Mortgage and other asset backed securities:
Current	0.1	—	—	0.1
Non-current	273.7	0.5	(1.3)	274.5

Total available-for-sale securities	$2,592.9	$3.2	$(3.1)	$2,592.8

Other Investments
Strategic investments, non-current	$0.1	$—	$(0.1)	$0.2

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2010 (In millions):	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost
Available-for-sale
Corporate debt securities:
Current	$93.2	$0.1	$—	$93.1
Non-current	219.8	2.1	(0.5)	218.2
Government securities:
Current	352.8	0.2	—	352.6
Non-current	432.5	0.6	(0.6)	432.5
Mortgage and other asset backed securities:
Current	2.1	—	—	2.1
Non-current	90.8	0.5	(0.2)	90.5

Total available-for-sale securities	$1,191.2	$3.5	$(1.3)	$1,189.0

Other Investments
Strategic investments, non-current	$44.8	$17.5	$—	$27.3

In the tables above, as of December 31, 2011 and 2010, government securities included $214.0 million and $163.5 million, respectively, of Federal Deposit Insurance Corporation (FDIC) guaranteed senior notes issued by financial institutions under the Temporary Liquidity Guarantee Programs.

The following table summarizes our financial assets with original maturities of less than 90 days included within cash and cash equivalents on the accompanying consolidated balance sheet:

	As of December 31,
(In millions)	2011	2010
Commercial paper	$—	$4.0
Repurchase agreements	8.8	26.0
Short-term debt securities	391.0	621.8

Total	$399.8	$651.8

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

Summary of Contractual Maturities: Available-for-Sale Securities

The estimated fair value and amortized cost of our marketable securities, excluding strategic investments, available-for-sale by contractual maturity are summarized as follows:

	As of December 31, 2011		As of December 31, 2010
(In millions)	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost
Due in one year or less	$1,176.1	$1,175.6	$448.1	$447.8
Due after one year through five years	1,251.6	1,251.4	664.1	662.4
Due after five years	165.2	165.8	79.0	78.8

Total available-for-sale securities	$2,592.9	$2,592.8	$1,191.2	$1,189.0

The average maturity of our marketable securities as of December 31, 2011 and 2010 was 14 months and 11 months, respectively.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Proceeds from Maturities and Sales of Marketable Securities, excluding Strategic Investments

The proceeds from maturities and sales of marketable securities, excluding strategic investments and cash equivalents, and resulting realized gains and losses are summarized as follows:

	For the Years Ended December 31,
(In millions)	2011	2010	2009
Proceeds from maturities and sales	$2,276.7	$2,668.7	$3,319.0
Realized gains	$3.9	$18.8	$19.8
Realized losses	$2.3	$2.5	$4.0

Proceeds were generally reinvested. Realized losses for the year ended December 31, 2011, primarily relate to sales of government and corporate securities. Realized losses for the year ended December 31, 2010, primarily relate to the sale of agency mortgage-backed securities and corporate debt securities. Realized losses for the year ended December 31, 2009, primarily relate to losses on the sale of non-agency mortgage-backed securities and corporate debt securities.

Strategic Investments

Strategic investments are included in investments and other assets on the accompanying consolidated balance sheets. In 2011, we sold four strategic investments for $40.6 million, which resulted in a net gain of $13.5 million. In 2010, we sold one strategic investment for $1.8 million, which resulted in an insignificant loss. In 2009 we sold two strategic investments for $5.9 million, which resulted in a $3.0 million gain.

In addition to the strategic investments and venture capital investments noted in Note 8, Fair Value Measurements to these consolidated financial statements, we hold other investments in equity securities of certain privately-owned biotechnology companies and biotechnology oriented venture capital funds accounted for using the cost method. The carrying value of these securities as of December 31, 2011 and 2010 was $39.2 million and $35.0 million, respectively. These securities are also included in investments and other assets on the accompanying consolidated balance sheets.

Impairments

Prior to the adoption of new accounting standards for the recognition, measurement and presentation of other-than-temporary impairments in April 2009 for debt securities, we recognized all other-than-temporary impairment amounts related to our marketable debt securities in earnings as required under the previously effective guidance which required that management assert that it had the ability and intent to hold a debt security until maturity or until we recovered the cost of our investment.

In 2011, we recognized $11.5 million in charges for the impairment of our publicly-held strategic investments, investments in venture capital funds and investments in privately-held companies.

In 2010, we recognized $21.3 million in charges for the other-than-temporary impairment of our publicly held strategic investments, investments in venture capital funds and investments in privately held companies. The increase over amounts recognized in 2009 was primarily the result of one of our strategic investments, executing an equity offering at a price below our cost basis during the first quarter of 2010.

In 2009, we recognized impairment losses of $7.0 million on our publicly-held strategic investments and non-marketable securities and an additional $3.6 million in charges for the other-than-temporary impairment on our marketable debt securities.

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

Foreign currency forward contracts in effect as of December 31, 2011 and 2010 had durations of 1 to 12 months. These contracts have been designated as cash flow hedges and accordingly, to the extent effective, any unrealized gains or losses on these foreign currency forward contracts are reported in accumulated other comprehensive income (loss). Realized gains and losses for the effective portion of such contracts are recognized in revenue when the sale of product in the currency being hedged is recognized. To the extent ineffective, hedge transaction gains and losses are reported in other income (expense), net.

The notional value of foreign currency forward contracts that were entered into to hedge forecasted revenues is summarized as follows:

	Notional Amount As of December 31,
Foreign Currency: (In millions)	2011	2010
Euro	$496.4	$460.3
Canadian dollar	22.9	24.0
Swedish krona	13.0	9.9

Total foreign currency forward contracts	$532.3	$494.2

The portion of the fair value of these foreign currency forward contracts that was included in accumulated other comprehensive income (loss) within total equity reflected gains of $36.5 million and losses of $11.0 million as of December 31, 2011 and 2010, respectively. We expect all contracts to be settled over the next 12 months and any amounts in accumulated other comprehensive income (loss) to be reported as an adjustment to revenue. We consider the impact of our and our counterparties’ credit risk on the fair value of the contracts as well as the ability of each party to execute its obligations under the contract. As of December 31, 2011 and 2010, respectively, credit risk did not materially change the fair value of our foreign currency forward contracts.

In relation to our foreign currency forward contracts, we recognized in other income (expense) net losses of $3.9 million, net gains of $0.4 million, and net losses of $1.1 million for the years ended December 31, 2011, 2010 and 2009, respectively, due to hedge ineffectiveness.

In addition, we recognized in product revenue $36.9 million of net losses, $45.7 million of net gains, and net losses of $49.7 million, for the years ended December 31, 2011, 2010 and 2009, respectively, for the settlement of certain effective cash flow hedge instruments. These settlements were recorded in the same period as the related forecasted revenues.

Summary of Derivatives Designated as Hedging Instruments

The following table summarizes the fair value and presentation in the consolidated balance sheets for derivatives designated as hedging instruments:

(In millions)	Balance Sheet Location	Fair Value As of December 31, 2011
Foreign Currency Contracts
Asset derivatives	Other current assets	$32.6
Liability derivatives	Accrued expenses and other	$—

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In millions)	Balance Sheet Location	Fair Value As of December 31, 2010
Foreign Currency Contracts
Asset derivatives	Other current assets	$—
Liability derivatives	Accrued expenses and other	$11.0

The following table summarizes the effect of derivatives designated as hedging instruments on the consolidated statements of income:

For the Years Ended (In millions)	Amount Recognized in Accumulated Other Comprehensive Income (Loss) on Derivative Gain/(Loss) (Effective Portion)	Income Statement Location (Effective Portion)	Amount Reclassified from Accumulated Other Comprehensive Income (Loss) into Income Gain/(Loss) (Effective Portion)	Income Statement Location (Ineffective Portion)	Amount of Gain/(Loss) Recorded (Ineffective Portion)
December 31, 2011:
Foreign currency contracts	$36.5	Revenue	$(36.9)	Other income (expense)	$(3.9)
December 31, 2010:
Foreign currency contracts	$(11.0)	Revenue	$45.7	Other income (expense)	$0.4
December 31, 2009:
Foreign currency contracts	$1.2	Revenue	$(49.7)	Other income (expense)	$(1.1)

Other Derivatives

We also enter into other foreign currency forward contracts, usually with one month durations, to mitigate the foreign currency risk related to certain balance sheet positions. We have not elected hedge accounting for these transactions.

The aggregate notional amount of our outstanding foreign currency contracts was $263.7 million and $160.8 million as of December 31, 2011 and 2010, respectively. The fair value of these contracts was a net asset of $6.4 million as of December 31, 2011 compared to a net asset of $0.1 million as of December 31, 2010. Net gains of $12.1 million and $6.0 million related to these contracts were recognized as a component of other income (expense), net, for years ended December 31, 2011 and 2010, respectively.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.    Property, Plant and Equipment

Property, plant and equipment are recorded at historical cost, net of accumulated depreciation. Components of property, plant and equipment, net are summarized as follows:

	As of December 31,
(In millions)	2011	2010
Land	$51.9	$107.6
Buildings	597.9	670.2
Leasehold improvements	102.7	100.8
Machinery and equipment	570.1	576.0
Computer software and hardware	439.7	392.8
Furniture and fixtures	37.6	54.5
Construction in progress	553.6	506.9

Total cost	2,353.5	2,408.8

Less: accumulated depreciation	(782.1)	(767.2)

Total property, plant and equipment, net	$1,571.4	$1,641.6

Our construction in progress balances are primarily related to the construction of our large-scale biologics manufacturing facility in Hillerød, Denmark, where we plan to manufacture TYSABRI drug substance. As of December 31, 2011 and 2010, the construction in progress balance related to this facility totaled $474.0 million and $440.2 million, respectively.

For 2011, 2010 and 2009, we capitalized interest costs related to construction in progress totaling approximately $32.6 million, $28.6 million and $28.5 million, respectively. Capitalized interest costs are primarily related to the development of our large-scale biologics manufacturing facility in Hillerød, Denmark.

Depreciation expense totaled $143.9 million, $144.9 million and $137.9 million for 2011, 2010 and 2009, respectively.

New Cambridge Leases

In July 2011, we executed leases for two office buildings to be built in Cambridge, Massachusetts with a planned occupancy during the second half of 2013. Construction of these facilities began in late 2011. These buildings, totaling approximately 500,000 square feet, will serve as the future location of our corporate headquarters and commercial operations. These buildings will also provide additional general and administrative and research and development office space. The leases both have 15 year terms and we have options to extend the term of each lease for two additional five-year terms. Future minimum rental commitments under these leases will total approximately $340.0 million over the initial 15 year lease terms. In addition to rent, the leases require us to pay additional amounts for taxes, insurance, maintenance and other operating expenses

In accordance with accounting guidance applicable to entities involved with the construction of an asset that will be leased when the construction is completed, we are considered the owner, for accounting purposes, of these properties during the construction period. Accordingly, we will record an asset along with a corresponding financing obligation on our consolidated balance sheet for the amount of total project costs incurred related to the construction in progress for these buildings through completion of the construction period. Upon completion of the buildings, we will assess and determine if the assets and corresponding liabilities should be derecognized. As of December 31, 2011, cost incurred in relation to the construction of these buildings totaled approximately $2.2 million.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As a result of our decision to relocate our corporate headquarters and centralize our campus in Cambridge, Massachusetts, we expect to vacate our Weston, Massachusetts facility upon completion of the new buildings. Based upon our most recent estimates, we expect to incur a charge of approximately $35.0 million upon vacating this facility when the new Cambridge buildings have been completed. This amount represents our remaining Weston lease obligation, net of our estimate of sublease income expected to be recovered.

San Diego Facility

On October 1, 2010, we sold the San Diego facility for cash proceeds, net of transaction costs, of approximately $127.0 million. As part of this transaction, we agreed to lease back the San Diego facility for a period of 15 months. We accounted for this transaction as a financing arrangement as we determined that the transaction did not qualify as a sale due to our continuing involvement under the leaseback terms. Accordingly, we recorded an obligation for the proceeds received in October 2010 and the facility assets remained classified as held for use with the carrying value of the facility continued to be reflected as a component of property, plant and equipment, net within our consolidated balance sheets.

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

12.    Indebtedness

Our indebtedness is summarized as follows:

	As of December 31,
(In millions)	2011	2010
Current portion:
Note payable to Fumedica	$3.3	$3.3
Credit line from Dompé	—	8.0
Financing arrangement for the sale of the San Diego facility	—	125.9

Current portion of notes payable, line of credit and other financing arrangements	$3.3	$137.2

Non-current portion:
6.0% Senior notes due 2013	$449.9	$449.8
6.875% Senior notes due 2018	592.3	597.9
Note payable to Fumedica	16.4	18.7
Financing arrangement for the construction of the Cambridge facilities	2.2	—

Non-current portion of notes payable, line of credit and other financing arrangements	$1,060.8	$1,066.4

The following is a summary description of our principal indebtedness as of December 31, 2011:

Senior Notes

On March 4, 2008, we issued $450.0 million aggregate principal amount of 6.0% Senior Notes due March 1, 2013 and $550.0 million aggregate principal amount of 6.875% Senior Notes due March 1, 2018 that were originally priced at 99.886% and 99.184% of par, respectively. The discount is amortized as additional interest expense over the period from issuance through maturity. These notes are senior unsecured obligations. Interest on the notes is payable March 1 and September 1 of each year. The notes may be redeemed at our option at any

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

time at 100% of the principal amount plus accrued interest and a specified make-whole amount. The notes contain a change of control provision that may require us to purchase the notes under certain circumstances. There is also an interest rate adjustment feature that requires us to pay interest at an increased rate on the notes if the credit rating on the notes declines below investment grade.

Upon the issuance of the debt we entered into interest rate swap contracts where we received a fixed rate and paid a variable rate, as further described in Note 10, Derivative Instruments to these consolidated financial statements. These contracts were terminated in December 2008. Upon termination of these swaps, the carrying amount of the 6.875% Senior Notes due in 2018 was increased by $62.8 million and is being amortized using the effective interest rate method over the remaining life of the Senior Notes and is being recognized as a reduction of interest expense. As of December 31, 2011, $45.4 million remains to be amortized.

Revolving Credit Facility

We have a $360.0 million senior unsecured revolving credit facility, which we may choose to use for future working capital and general corporate purposes. The terms of this revolving credit facility include various covenants, including financial covenants that require us to not exceed a maximum leverage ratio and, under certain circumstances, an interest coverage ratio. This facility terminates in June 2012. No borrowings have been made under this credit facility and as of December 31, 2011 and 2010 we were in compliance with all applicable covenants.

Notes Payable to Fumedica

In connection with our 2006 distribution agreement with Fumedica, we issued notes totaling 61.4 million Swiss Francs which were payable to Fumedica in varying amounts from June 2008 through June 2018. Our remaining note payable to Fumedica had a present value of 18.6 million Swiss Francs ($19.7 million) and 20.7 million Swiss Franc ($22.0 million) as of December 31, 2011 and 2010, respectively.

Credit Line from Dompé

On September 6, 2011, we completed the purchase of all the remaining outstanding shares of our joint venture investment in Biogen Dompé SRL, our sales affiliate in Italy, from our joint venture partner, Dompé Farmaceutici SpA. Balances outstanding under Biogen Dompé SRL’s credit line from us and Dompé Farmaceutici SpA were repaid in connection with this transaction. For additional information related to this transaction, please read Note 2, Acquisitions to these consolidated financial statements.

Financing Arrangements

During 2011 we recorded a financing obligation in relation to the construction of the two office buildings in Cambridge, Massachusetts, which will serve as the future location of our corporate headquarters and provide office space for our commercial operations, research and development and general and administrative functions. As of December 31, 2011, the financing obligation related to cost incurred in construction of these buildings totaled approximately $2.2 million.

During 2010 we also recorded a financing obligation in connection with our sale and subsequent lease back of the San Diego facility. We have had no continuing involvement or remaining obligation related to the San Diego facility after August 31, 2011.

For additional information related to these transactions, please read Note 11, Property, Plant & Equipment to these consolidated financial statements.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Debt Maturity

Our total debt, excluding amounts related to our financing arrangements, mature as follows:

(In millions)	As of December 31, 2011
2012	$3.4
2013	453.4
2014	3.4
2015	3.4
2016	3.4
2017 and thereafter	556.7

Total	$1,023.7

The fair value of our debt is disclosed in Note 8, Fair Value Measurements to these consolidated financial statements.

13.    Equity

Preferred Stock

The following table describes the number of shares authorized, issued and outstanding of our preferred stock as of December 31, 2011 and 2010:

	As of December 31, 2011			As of December 31, 2010
(In thousands)	Authorized	Issued	Outstanding	Authorized	Issued	Outstanding
Series A	1,750	—	—	1,750	8	8
Series X junior participating	1,000	—	—	1,000	—	—
Undesignated	5,250	—	—	5,250	—	—

Total preferred stock	8,000	—	—	8,000	8	8

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

There were 8,221 shares of Series A Preferred Stock issued and outstanding as of December 31, 2010. In March 2011, the remaining 8,221 shares of our Series A Preferred Stock were converted into 493,260 shares of common stock by the holder pursuant to the conversion terms of the Series A Preferred Stock. As of December 31, 2011, there are no shares of preferred stock issued and outstanding.

Common Stock

The following table describes the number of shares authorized, issued and outstanding of our common stock as of December 31, 2011 and 2010:

	As of December 31, 2011			As of December 31, 2010
(In thousands)	Authorized	Issued	Outstanding	Authorized	Issued	Outstanding
Common stock	1,000,000	255,633	242,115	1,000,000	248,200	240,538

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Share Repurchases

In February 2011, our Board of Directors authorized the repurchase of up to 20.0 million shares of our common stock. We expect to use this repurchase program principally to offset common stock issued under our share-based compensation plans. This repurchase program does not have an expiration date. Under this authorization, we repurchased approximately 6.0 million shares of our common stock at a cost of $498.0 million during 2011. These repurchases were recorded as repurchases of Treasury Stock.

From January 1, 2012 through January 31, 2012, we repurchased approximately 3.5 million shares of our common stock at a total cost of approximately $401.5 million under our 2011 stock repurchase authorization. As of January 31, 2012, approximately 10.5 million shares of our common stock remain available to repurchase under this program.

During 2010, we repurchased approximately 40.3 million shares of our common stock at a cost of approximately $2.1 billion under our 2010 and 2009 stock repurchase authorizations. We retired all of these shares as they were acquired. In connection with this retirement, we recorded a reduction in additional paid-in-capital of approximately $2.1 billion. The 2010 and 2009 share repurchase programs were completed during 2010.

14.    Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) consisted of the following:

	As of December 31,
(In millions)	2011	2010
Translation adjustments	$(50.3)	$(24.4)
Unrealized gains (losses) on securities available for sale	—	12.4
Unrealized gains (losses) on foreign currency forward contracts	32.8	(9.8)
Unfunded status of pension and postretirement benefit plans	(9.0)	0.2

Accumulated other comprehensive income (loss)	$(26.5)	$(21.6)

Unrealized holding gains on securities available for sale is shown net of tax of $0.1 million and $7.3 million as of December 31, 2011 and 2010, respectively. Unrealized gains (losses) on foreign currency forward contracts are shown net of tax of $3.6 million and $1.3 million as of December 31, 2011 and 2010, respectively. The unfunded status of pension and retirement benefit plans is shown net of tax as of December 31, 2011 and 2010. Tax amounts in both years were immaterial. For discussion of the unfunded status of pension and retirement benefit plans, please read Note 24, Employee Benefit Plans to these consolidated financial statements.

Amounts comprising noncontrolling interests, as reported in our consolidated statements of equity as of December 31, 2011 and 2010 included accumulated translation adjustments of $5.1 million and $0.2 million, respectively.

Comprehensive income (loss) and its components are presented in the consolidated statements of equity.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.    Earnings per Share

Basic and diluted earnings per share are calculated as follows:

	For the Years Ended December 31,
(In millions)	2011	2010	2009
Numerator:
Net income attributable to Biogen Idec Inc.	$1,234.4	$1,005.3	$970.1
Adjustment for net income allocable to preferred stock	(0.5)	(2.0)	(1.7)

Net income used in calculating basic and diluted earnings per share	$1,233.9	$1,003.3	$968.4

Denominator:
Weighted average number of common shares outstanding	242.4	252.3	287.4
Effect of dilutive securities:
Stock options and employee stock purchase plan	1.0	0.9	0.6
Time-vested restricted stock units	1.3	1.6	1.4
Market stock units	0.3	0.1	—
Performance-vested restricted stock units settled in shares	—	—	0.1

Dilutive potential common shares	2.6	2.6	2.1

Shares used in calculating diluted earnings per share	245.0	254.9	289.5

The following amounts were not included in the calculation of net income per diluted share because their effects were anti-dilutive:

	For the Years Ended December 31,
(In millions)	2011	2010	2009
Numerator:
Net income allocable to preferred stock	$0.5	$2.0	$1.7

Denominator:
Stock options	—	4.6	8.5
Time-vested restricted stock units	—	0.1	2.1
Market stock units	—	—	—
Performance-vested restricted stock units settled in shares	—	—	0.2
Convertible preferred stock	0.1	0.5	0.5

Total	0.1	5.2	11.3

Earnings per share for the years ended December 31, 2011 and 2010 reflects, on a weighted average basis, the repurchase of 6.0 million shares and 40.3 million shares, respectively, of our common stock under our share repurchase authorizations.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.    Share-based Payments

Share-based Compensation Expense

The following table summarizes share-based compensation expense included within our consolidated statements of income:

	For the Years Ended December 31,
(In millions)	2011	2010	2009
Research and development	$62.0	$62.7	$60.8
Selling, general and administrative	88.7	123.6	106.4
Restructuring charges	(0.6)	6.8	—

Subtotal	150.1	193.1	167.2
Capitalized share-based compensation costs	(4.5)	(3.5)	(6.3)

Share-based compensation expense included in total cost and expenses	145.6	189.6	160.9
Income tax effect	(44.6)	(60.3)	(49.4)

Share-based compensation expense included in net income attributable to Biogen Idec Inc.	$101.0	$129.3	$111.5

The following table summarizes share-based compensation expense associated with each of our share-based compensation programs:

	For the Years Ended December 31,
(In millions)	2011	2010	2009
Stock options	$5.9	$26.1	$21.6
Market stock units	14.6	10.0	—
Time-vested restricted stock units	89.6	129.4	133.7
Performance-vested restricted stock units settled in shares	1.0	5.3	4.6
Cash settled performance shares	32.7	15.0	—
Employee stock purchase plan	6.3	7.3	7.3

Subtotal	150.1	193.1	167.2
Capitalized share-based compensation costs	(4.5)	(3.5)	(6.3)

Share-based compensation expense included in total cost and expenses	$145.6	$189.6	$160.9

Windfall tax benefits from vesting of stock awards, exercises of stock options and ESPP participation were $50.6 million, $13.1 million and $3.4 million in 2011, 2010 and 2009, respectively. These amounts have been calculated under the alternative transition method in accordance with U.S. GAAP.

As of December 31, 2011, unrecognized compensation cost related to unvested share-based compensation was approximately $124.3 million, net of estimated forfeitures. We expect to recognize the cost of these unvested awards over a weighted-average period of 1.3 years.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Share-Based Compensation Plans

We have three share-based compensation plans pursuant to which awards are currently being made: (1) the Biogen Idec Inc. 2006 Non-Employee Directors Equity Plan (2006 Directors Plan); (2) the Biogen Idec Inc. 2008 Omnibus Equity Plan (2008 Omnibus Plan); and (3) the Biogen Idec Inc. 1995 Employee Stock Purchase Plan (ESPP). We have six share-based compensation plans under which there are outstanding awards, but from which no further awards can or will be made: (i) the IDEC Pharmaceuticals Corporation 1993 Non-Employee Directors Stock Option Plan; (ii) the IDEC Pharmaceuticals Corporation 1988 Stock Option Plan; (iii) the Biogen, Inc. 1985 Non-Qualified Stock Option Plan; (iv) the Biogen, Inc. 1987 Scientific Board Stock Option Plan; (v) the Biogen Idec Inc. 2003 Omnibus Equity Plan (2003 Omnibus Plan); and (vi) the Biogen Idec Inc. 2005 Omnibus Equity Plan (2005 Omnibus Plan). We have not made any awards pursuant to the 2005 Omnibus Plan since our stockholders approved the 2008 Omnibus Plan and do not intend to make any awards pursuant to the 2005 Omnibus Plan in the future, except that unused shares under the 2005 Omnibus Plan have been carried over for use under the 2008 Omnibus Plan.

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

Stock Options

All stock option grants to employees are for a ten-year term and generally vest one-fourth per year over four years on the anniversary of the date of grant, provided the employee remains continuously employed with us. Stock option grants to directors are for ten-year terms and generally vest as follows: (1) grants made on the date of a director’s initial election to our Board of Directors vest one-third per year over three years on the anniversary of the date of grant and (2) grants made for service on our Board of Directors vest on the first anniversary of the date of grant, provided in each case that the director continues to serve on our Board of Directors through the vesting date. Options granted under all plans are exercisable at a price per share not less than the fair market value of the underlying common stock on the date of grant. The estimated fair value of options, including the effect of estimated forfeitures, is recognized over the options’ vesting periods. The fair

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

value of the stock options granted in 2010 and 2009 was estimated as of the date of grant using a Black-Scholes option valuation model that uses the following weighted-average assumptions:

	For the Years Ended December 31,
	2011		2010	2009
Expected option life (in years)	*	*	4.5	4.7
Expected stock price volatility	*	*	30.8%	39.3%
Risk-free interest rate	*	*	2.0%	1.9%
Expected dividend yield	*	*	0.0%	0.0%
Per share grant-date fair value	*	*	$16.52	$18.00

**	There were no grants of stock options made in 2011.

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

The following table summarizes our stock option activity:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2010	7,167,000	$55.43
Granted	—	$—
Exercised	(5,235,000)	$56.40
Cancelled	(241,000)	$53.30

Outstanding at December 31, 2011	1,691,000	$52.75

The total intrinsic values of options exercised in 2011, 2010 and 2009 totaled $149.0 million, $50.5 million, and $6.7 million, respectively. The aggregate intrinsic values of options outstanding as of December 31, 2011 totaled $96.8 million. The weighted average remaining contractual term for options outstanding as of December 31, 2011 was 4.9 years.

Of the options outstanding, 1.3 million were exercisable as of December 31, 2011. The exercisable options had a weighted-average exercise price of $52.35. The aggregate intrinsic value of options exercisable as of December 31, 2011 was $73.6 million. The weighted average remaining contractual term for options exercisable as of December 31, 2011 was 4.1 years.

A total of 1.6 million vested and expected to vest options were outstanding as of December 31, 2011. These vested and expected to vest options had a weighted average exercise price of $52.74 and an aggregated intrinsic value of $94.3 million. The weighted average remaining contractual term of vested and expected to vest options as of December 31, 2011 was 4.8 years.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the amount of tax benefit realized for stock options and cash received from the exercise of stock options:

	For the Years Ended December 31,
(In millions)	2011	2010	2009
Tax benefit realized for stock options	$47.5	$16.0	$1.5
Cash received from the exercise of stock options	$291.9	$160.0	$25.2

Market Stock Units (MSUs)

MSUs awarded to employees vest in four equal annual increments beginning on the anniversary of the grant date. The vesting of these awards is subject to the respective employee’s continued employment. The number of MSUs granted represents the target number of units that are eligible to be earned based on the attainment of certain market-based criteria involving our stock price. The number of MSUs earned is calculated at each annual anniversary from the date of grant over the respective vesting periods, resulting in multiple performance periods. Participants may ultimately earn between 0% and 150% of the target number of units granted based on actual stock performance. Accordingly, additional MSUs may be issued or currently outstanding MSUs may be cancelled upon final determination of the number of awards earned. Compensation expense, including the effect of forfeitures, is recognized over the applicable service period.

The following table summarizes our MSU activity:

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2010	398,000	$61.87
Granted (a)	398,000	$74.19
Vested	(119,000)	$59.89
Forfeited	(96,000)	$65.37

Unvested at December 31, 2011	581,000	$69.49

(a)

MSUs granted in 2011, includes approximately 26,000 additional MSUs issued in 2011 based upon the attainment of performance criteria set for 2010 in relation to shares granted in 2010. The remainder of the MSUs granted in 2011 represents the target number of shares eligible to be earned at the time of grant. These grants were made in conjunction with the hiring of employees and our annual awards made in February 2011.

We value grants of MSUs using a lattice model with a Monte Carlo simulation. This valuation methodology utilizes several key assumptions, including the 60 calendar day average closing stock price on grant date, expected volatility of our stock price, risk-free rates of return and expected dividend yield. The assumptions used in our valuation are summarized as follows:

	For the Years Ended December 31,
	2011	2010
Expected dividend yield	0%	0%
Range of expected stock price volatility	25.7% - 33.4%	28.3% - 38.8%
Range of risk-free interest rates	0.3% - 1.9%	0.3% - 2.0%
60 calendar day average stock price on grant date	$66.78 - $101.16	$49.08 - $54.12
Weighted-average per share grant date fair value	$ 74.19	$ 61.87

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash Settled Performance Shares (CSPSs)

CSPSs awarded to employees vest in three equal annual increments beginning on the anniversary of the grant date. The vesting of these awards is subject to the respective employee’s continued employment with such awards settled in cash. The number of CSPSs granted represents the target number of units that are eligible to be earned based on the attainment of certain performance measures established at the beginning of the performance period, which ends on December 31st of each year. Participants may ultimately earn between 0% and 200% of the target number of units granted based on the degree of actual performance metric achievement. Accordingly, additional CSPSs may be issued or currently outstanding CSPSs may be cancelled upon final determination of the number of units earned. CSPSs are settled in cash based on the 60 calendar day average closing stock price through each vesting date once the actual vested and earned number of units is known. Since no shares are issued, these awards will not dilute equity. Compensation expense, including the effect of forfeitures, is recognized over the applicable service period.

The following table summarizes our CSPS activity:

(In thousands)	Shares
Unvested at December 31, 2010	370,000
Granted (a)	490,000
Vested	(187,000)
Forfeited	(111,000)

Unvested at December 31, 2011	562,000

(a)

CSPSs granted in 2011 includes approximately 95,000 additional CSPSs issued in 2011 based upon the attainment of performance criteria set for 2010 in relation to shares granted in 2010. The remainder of the CSPSs granted in 2011 represents the target number of shares eligible to be earned at the time of grant. These grants were made in conjunction with the hiring of employees and our annual awards made in February 2011.

During 2011, we paid $13.4 million of cash in settlement of CSPS awards upon vesting.

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

The following table summarizes our RSU activity:

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2010	4,223,000	$53.26
Granted	1,398,000	$70.01
Vested	(1,980,000)	$53.72
Forfeited	(717,000)	$54.20

Unvested at December 31, 2011	2,924,000	$60.72

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

RSUs granted in 2010 and 2009 had weighted average grant date fair values of $54.79 and $48.93, respectively.

Performance-Vested Restricted Stock Units (PVRSUs)

The following table summarizes our PVRSU activity:

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2010	154,000	$49.24
Granted (a)	1,000	$53.64
Vested	(75,000)	$49.51
Forfeited	(33,000)	$48.61

Unvested at December 31, 2011	47,000	$49.34

(a)	PVRSUs granted in 2011 represents additional shares earned for performance criteria set for 2010 in relation to shares granted in 2010. No other grants of PVRSUs were made in 2011.

Grant Activity

In 2010 and 2009, approximately 4,000 and 325,000 PVRSUs were granted with weighted average grant date fair values of $53.64 and $49.42 per share, respectively. The number of PVRSUs reflected as granted represents the target number of shares that are eligible to vest in full or in part and are earned subject to the attainment of certain performance criteria established at the beginning of the performance period, which ended December 31, 2009. Participants may ultimately earn up to 200% of the target number of shares granted in the event that the maximum performance thresholds are attained. Accordingly, additional PVRSUs may be issued upon final determination of the number of awards earned.

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

Employee Stock Purchase Plan (ESPP)

The following table summarizes our ESPP activity:

	For the Years Ended December 31,
(In millions)	2011	2010	2009
Shares issued under ESPP	0.4	0.6	0.6
Cash received under ESPP	$22.8	$23.5	$22.6

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other

As part of the employee severance and benefits packages offered to employees affected by our workforce reduction made in connection with our 2010 restructuring initiative, we agreed to settle certain existing equity awards in cash, which resulted in an incremental charge of approximately $6.8 million recognized in the fourth quarter of 2010. This charge is reflected within our consolidated statement of income as a component of our total restructuring charge incurred in 2010.

In accordance with the transition agreement entered into with James C. Mullen who retired as our President and Chief Executive Officer on June 8, 2010, we agreed with Mr. Mullen, amongst other provisions, to vest all of Mr. Mullen’s then-unvested equity awards on the date of his retirement and allow Mr. Mullen to exercise his vested stock options until June 8, 2013 or their expiration, whichever is earlier. The modifications to Mr. Mullen’s existing stock options, RSUs and PVRSUs resulted in an incremental charge of approximately $18.6 million, which was recognized evenly over the service period from January 4, 2010 to June 8, 2010 as per the terms of the transition agreement.

17.    Income Taxes

Income Tax Expense

Income before income tax provision and the income tax expense consist of the following:

	For the Years Ended December 31,
(In millions)	2011	2010	2009
Income before income taxes (benefit):
Domestic	$1,408.9	$846.4	$1,073.8
Foreign	302.3	383.5	258.9

Total	$1,711.2	$1,229.9	$1,332.7

Income tax expense (benefit):
Current
Federal	$231.7	$357.7	$439.9
State	15.1	19.6	3.1
Foreign	44.1	35.4	50.0

Total	$290.9	$412.7	$493.0

Deferred
Federal	$160.9	$(70.6)	$(94.8)
State	(8.1)	(6.6)	(39.0)
Foreign	0.8	(4.2)	(3.6)

Total	153.6	(81.4)	(137.4)

Total income tax expense	$444.5	$331.3	$355.6

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred Tax Assets and Liabilities

Significant components of our deferred tax assets and liabilities are summarized as follows:

	As of December 31,
(In millions)	2011	2010
Deferred tax assets
Tax credits	$60.0	$47.6
Inventory, other reserves, and accruals	104.1	203.1
Capitalized costs	5.3	6.7
Intangibles, net	75.8	61.8
Net operating loss	22.9	35.3
Share-based compensation	54.7	64.4
Other	45.7	70.3
Valuation allowance	(10.8)	(10.8)

Total deferred tax assets	$357.7	$478.4

Deferred tax liabilities
Purchased intangible assets	$(384.8)	$(446.1)
Unrealized gain on investments and cumulative translation adjustment	(3.5)	(6.6)
Inventory	(76.8)	—
Depreciation, amortization and other	(133.1)	(114.4)

Total deferred tax liabilities	$(598.2)	$(567.1)

Tax Rate

Reconciliation between the U.S. federal statutory tax rate and our effective tax rate is summarized as follows:

	For the Years Ended December 31,
	2011	2010	2009
Statutory rate	35.0%	35.0%	35.0%
State taxes	1.7	1.7	(0.1)
Taxes on foreign earnings	(5.9)	(10.7)	(5.0)
Credits and net operating loss utilization	(4.4)	(3.0)	(3.8)
Purchased intangible assets	1.3	1.9	2.0
IPR&D	—	5.0	—
Permanent items	(1.2)	(2.0)	(1.3)
Contingent consideration	0.7	—	—
Other	(1.2)	(1.0)	(0.1)

Effective tax rate	26.0%	26.9%	26.7%

As of December 31, 2011, we had net operating losses and general business credit carry forwards for federal income tax purposes of approximately $27.2 million and $1.9 million, respectively, which begin to expire in 2022. Additionally, for state income tax purposes, we had net operating loss carry forwards of approximately $57.1 million, which begin to expire in 2012. For state income tax purposes, we also had research and investment credit carry forwards of approximately $101.6 million, of which approximately $0.9 million begin to expire in 2012.

In assessing the realizability of our deferred tax assets, we have considered whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. In making this determination, under the applicable financial reporting standards, we are allowed to consider the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies. Our estimates of future taxable income take into consideration, among other items, our estimates of future income tax deductions related to the exercise of stock options. Based upon the level of historical taxable income and income tax liability and projections for future taxable income over the periods in which the deferred tax assets are utilizable, we believe it is more likely than not that we will realize the benefits of the deferred tax assets of our wholly owned subsidiaries. At December 31, 2011, we have a full valuation allowance on the deferred tax assets of a variable interest entity which we consolidate, based on uncertainties related to the realization of some of those assets. These assets totalling $10.8 million are excluded from our credit and loss carryforwards described above. In the event that actual results differ from our estimates or we adjust our estimates in future periods, we may need to establish a valuation allowance, which could materially impact our financial position and results of operations.

As of December 31, 2011, undistributed foreign earnings of non-U.S. subsidiaries included in consolidated retained earnings and other basis differences aggregated approximately $2.7 billion. We intend to reinvest these earnings indefinitely in operations outside the U.S. The residual U.S. tax liability, if such amounts were remitted, would be approximately $600 million to $700 million as of December 31, 2011.

Accounting for Uncertainty in Income Taxes

A reconciliation of the beginning and ending amount of our unrecognized tax benefits is summarized as follows:

(In millions)	2011	2010	2009
Balance at January 1,	$121.5	$147.1	$249.6
Additions based on tax positions related to the current period	2.2	3.6	14.4
Additions for tax positions of prior periods	48.6	13.3	77.4
Reductions for tax positions of prior periods	(75.8)	(18.5)	(88.7)
Statute expirations	(2.3)	(3.7)	—
Settlements	(29.8)	(20.3)	(105.6)

Balance at December 31,	$64.4	$121.5	$147.1

We and our subsidiaries are routinely examined by various taxing authorities. We file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal tax examination for years before 2010 or state, local, or non-U.S. income tax examinations by tax authorities for years before 2004. During the year, we adjusted our unrecognized tax benefits to reflect new information arising during our ongoing audit examinations.

In October 2011, in conjunction with our examination, the IRS has proposed a disallowance of approximately $130 million in deductions for tax years 2007, 2008 and 2009 related to payments for services from our Danish contract manufacturing affiliate. We believe that these deductions represent valid deductible business expenses and will vigorously defend our position.

Included in the balance of unrecognized tax benefits as of December 31, 2011, 2010, and 2009 are $31.3 million, $26.2 million, and $42.8 million (net of the federal benefit on state issues), respectively, of unrecognized tax benefits that, if recognized, would affect the effective income tax rate in future periods. We recognize potential interest and penalties accrued related to unrecognized tax benefits in income tax expense.

We do not anticipate any significant changes in our positions in the next twelve months other than expected settlements which have been classified as current liabilities within the accompanying balance sheet.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We recognize potential interest and penalties accrued related to unrecognized tax benefits in income tax expense. In 2011, as we settled certain uncertain tax positions, we recognized a net interest benefit of $12.9 million. During 2010, we recognized net interest expense of $0.7 million. In 2009, we recognized a net interest benefit of approximately $3.1 million. We have accrued approximately $3.9 million and $29.4 million for the payment of interest as of December 31, 2011 and 2010, respectively.

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

We filed an abatement application with the DOR seeking abatement for 2004, 2005 and 2006. Our abatement application was denied in December 2010, and we filed a petition appealing the denial with the ATB on February 3, 2011. For all periods under dispute, we believe that positions taken in our tax filings are valid and believe that we have meritorious defenses in these disputes. We are contesting these matters vigorously.

The audits of our tax filings for 2007 and 2008 have not yet been completed but have been prepared in a manner consistent with prior filings which may result in an assessment for those years. Due to tax law changes effective January 1, 2009, the computation and deductions at issue in previous tax filings have not been part of our tax filings in Massachusetts starting in 2009.

We believe that these assessments do not impact the level of liabilities for income tax contingencies. However, there is a possibility that we may not prevail in defending all of our assertions with the DOR. If these matters are resolved unfavorably in the future, the resolution could have a material adverse impact on the effective tax rate and our results of operations.

18.    Other Consolidated Financial Statement Detail

Supplemental Cash Flow Information

Supplemental disclosure of cash flow information for the years ended December 31, 2011, 2010 and 2009 is as follows:

	For the Years Ended December 31,
(In millions)	2011	2010	2009
Cash paid during the year for:
Interest	$66.7	$68.1	$68.1
Income taxes	$332.7	$394.7	$745.4

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In September 2011, upon completion of our acquisition of the noncontrolling interest in our joint venture investments in Biogen Dompé SRL and Biogen Dompé Switzerland GmbH, we recorded a contingent consideration liability of $38.8 million.

In connection with the construction of the new Cambridge facilities that will be leased by us when the construction is completed, we have recorded an asset along with a corresponding financing obligation on our consolidated balance sheet as of December 31, 2011 totaling approximately $2.2 million. For additional information related to these transactions, please read Note 11, Property, Plant & Equipment to these consolidated financial statements.

In December 2010, upon completion of our acquisition of BIN, we recorded $110.9 million of in-process research and development and $25.6 million of goodwill. In addition, we also assumed a contingent consideration liability of $81.2 million and a deferred tax liability of $23.7 million.

Other Income (Expense), Net

Components of other income (expense), net, are summarized as follows:

	For the Years Ended December 31,
(In millions)	2011	2010	2009
Interest income	$19.2	$22.3	$48.5
Interest expense	(33.0)	(36.1)	(35.8)
Impairments on investments	(11.5)	(21.3)	(10.6)
Gain (loss) on sales of investments, net	17.4	16.3	22.8
Foreign exchange gains (losses), net	(6.3)	(3.5)	11.4
Other, net	0.7	3.3	1.0

Total other income (expense), net	$(13.5)	$(19.0)	$37.3

Other Current Assets

Other current assets consist of the following:

	As of December 31,
(In millions)	2011	2010
Deferred tax assets	$8.1	$112.2
Derivative assets	39.5	1.3
Prepaid taxes	15.2	31.4
Receivable from collaborations	11.4	7.3
Interest receivable	6.5	4.9
Other prepaid expenses	45.5	47.9
Other	18.4	10.8

Total other current assets	$144.6	$215.8

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accrued Expenses and Other

Accrued expenses and other consists of the following:

	As of December 31,
(In millions)	2011	2010
Employee compensation and benefits	$176.3	$159.7
Revenue-related rebates	115.0	105.3
Deferred revenue	69.6	41.3
Royalties and licensing fees	47.4	45.1
Collaboration expenses	44.2	31.6
Clinical development expenses	40.8	24.4
Construction in progress accrual	22.8	16.4
Interest payable	21.6	21.6
Current portion of contingent consideration	10.8	11.9
Restructuring charges	1.4	66.4
Derivative liabilities	0.5	12.2
Other	126.8	130.0

Total accrued expenses and other	$677.2	$665.9

For a discussion of restructuring charges accrued as of December 31, 2011 and 2010, please read Note 3, Restructuring to these consolidated financial statements.

19.    Investments in Variable Interest Entities

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

Until we completed our purchase of the noncontrolling interests, the assets of these joint ventures were restricted, from the standpoint of Biogen Idec, in that they were not available for our general business use outside the context of each joint venture. The joint ventures’ most significant assets were accounts receivable from the ordinary course of business. The holders of the liabilities of each joint venture, including the credit line from Dompé Farmaceutici SpA to Biogen Dompé SRL, had no recourse to Biogen Idec. Balances outstanding under Biogen Dompé SRL’s credit line were repaid in connection with this transaction. In addition, Dompé

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Farmaceutici SpA purchased all of Biogen Dompé SRL’s outstanding receivables as of June 30, 2011, adjusted for cash received through September 5, 2011. For additional information related to this transaction, please read Note 2, Acquisitions to these consolidated financial statements.

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

A summary of activity related to this collaboration, excluding the initial accounting for the consolidation of Knopp, is as follows:

	For the Years Ended December 31,
(In millions)	2011	2010
Total upfront payments made to Knopp	$—	$26.4
Milestone payments made to Knopp	$10.0	$—
Total development expense incurred by the collaboration excluding upfront and milestone payments	$44.8	$5.0
Biogen Idec’s share of expense reflected within our consolidated statements of income	$54.8	$31.4
Collaboration expense attributed to noncontrolling interests, net of tax	$8.6	$—

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of activity related to this collaboration since inception, along with an estimate of additional future development expenses expected to be incurred by us, is as follows:

(In millions)	As of December 31, 2011
Total upfront and milestone payments made to Knopp	$36.4
Total development expense incurred by Biogen Idec, excluding upfront and milestone payments	$49.8
Estimate of additional amounts to be incurred by us in development of dexpramipexole	$260.0

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

Amounts that are incurred by Neurimmune for research and development expenses incurred in support of the collaboration that we reimburse are reflected in research and development expense in our consolidated statements of income. In April 2011, we submitted an Investigational New Drug application for BIIB037 (human anti-Amyloid ß mAb) a beta-amyloid removal therapy, which triggered a $15.0 million milestone payment due to Neurimmune. BIIB037 is being developed for the treatment of Alzheimer’s disease. As we consolidate Neurimmune, we recognized this payment as a charge to noncontrolling interests in the second quarter of 2011. Future milestone payments will be reflected within our consolidated statements of income as a charge to the noncontrolling interest, net of tax, when such milestones are achieved.

A summary of activity related to this collaboration is as follows:

	For the Years Ended December 31,
(In millions)	2011	2010	2009
Milestone payments made to Neurimmune	$15.0	$—	$7.5
Total development expense incurred by the collaboration, excluding upfront and milestone payments	$9.0	$15.5	$9.0
Biogen Idec’s share of expense reflected within our consolidated statements of income	$24.0	$15.5	$16.5
Collaboration expense attributed to noncontrolling interests, net of tax	$14.7	$1.0	$—

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of activity related to this collaboration since inception, along with an estimate of additional future development expenses expected to be incurred by us, is as follows:

(In millions)	As of December 31, 2011
Total upfront and milestone payments made to Neurimmune	$35.0
Total development expense incurred by Biogen Idec, excluding upfront and milestone payments	$40.0
Estimate of additional amounts to be incurred by us in development of the lead compound	$800.0

The assets and liabilities of Neurimmune are not significant to our financial position or results of operations as it is a research and development organization. We have provided no financing to Neurimmune other than previously contractually required amounts.

In December 2010, we completed our acquisition of BIN from Neurimmune AG, a related party to this collaboration. For additional information related to this transaction, please read Note 2, Acquisitions to these consolidated financial statements.

Unconsolidated Variable Interest Entities

We have relationships with other variable interest entities which we do not consolidate as we lack the power to direct the activities that significantly impact the economic success of these entities. These relationships include investments in certain biotechnology companies and research collaboration agreements. For additional information related to our significant collaboration arrangements with unconsolidated variable interest entities, please read Note 20, Collaborations to these consolidated financial statements.

As of December 31, 2011, the total carrying value of our investments in biotechnology companies that we have determined to be variable interest entities is $14.6 million. Our maximum exposure to loss related to these variable interest entities is limited to the carrying value of our investments.

We have entered into research collaborations with certain variable interest entities where we are required to share or fund certain development activities. These development activities are included in research and development expense within our consolidated statements of income, as they are incurred. Depending on the collaborative arrangement, we may record funding receivables or payable balances with our partners, based on the nature of the cost-sharing mechanism and activity within the collaboration. As of December 31, 2011, we had no significant receivables or payables related to cost sharing arrangements with unconsolidated variable interest entities at December 31, 2011 and 2010, respectively.

We have provided no financing to these variable interest entities other than previously contractually required amounts.

Samsung Biosimilar Agreement

On December 5, 2011, we entered into an agreement with Samsung BioLogics Co. Ltd. (Samsung) to establish an entity to develop, manufacture and market biosimilar pharmaceuticals. Under the terms of the agreement, Samsung will contribute approximately $255.0 million for an 85 percent stake in the entity and Biogen Idec will contribute approximately $45.0 million for the remaining 15 percent ownership interest. Our investment will initially be limited to this initial contribution as we have no obligation to provide any additional funding; however, we maintain an option to purchase additional stock in the entity in order to increase our ownership percentage up to 49.9 percent. The exercise of this option is within our control.

Samsung will retain the contractual power to direct the activities of the entity which will most significantly and directly impact its economic performance. We will account for this investment under the equity method of

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accounting as we maintain the ability to exercise significant influence over the entity through a presence on the entity’s Board of Directors and our contractual relationship. Therefore, we will reflect our percentage of the entity’s income or loss within our consolidated statements of income.

Completion of the transaction is subject to customary closing conditions.

20.    Collaborations

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

In October 2010, we amended our collaboration agreement with Genentech with regard to the development of ocrelizumab and agreed to terms for the development of GA101, as summarized below. This amendment did not have an impact on our share of the co-promotion operating profits of RITUXAN in either 2011 or 2010.

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

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

RITUXAN

While Genentech is responsible for the worldwide manufacturing of RITUXAN, development and commercialization rights and responsibilities under this collaboration are divided as follows:

U.S.

We share with Genentech co-exclusive rights to develop, commercialize and market RITUXAN in the U.S. For 2010 and 2009, we contributed to the marketing and continued development of RITUXAN by maintaining a limited sales force dedicated to RITUXAN and performing limited development activity. However, during the fourth quarter of 2010, we agreed with Genentech to eliminate our current RITUXAN oncology and rheumatology sales force, with Genentech assuming sole responsibility for the U.S. sales and marketing of RITUXAN.

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

Under the terms of the collaboration agreement, we will be paid royalties between 10% and 12% on sales of RITUXAN outside the U.S. and Canada, with the royalty period lasting 11 years from the first commercial sale of RITUXAN on a country-by-country basis. The royalty periods for substantially all of the remaining royalty-bearing sales of RITUXAN in the rest of world markets will expire in 2012. As a result of these expirations, we expect royalty revenues on sales of RITUXAN in the rest of world to continue to decline in 2012. After 2012, we expect revenue on sales of RITUXAN in the rest of world will primarily be limited to our share of pre-tax co-promotion profits in Canada.

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

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our share of the co-promotion operating profits for RITUXAN is calculated as follows:

		Before First New Product FDA Approval
Co-promotion Operating Profits†	After First New Product FDA Approval	First Non-CLL GA101 FDA Approval Occurs First	GA101 CLL Sales Trigger Occurs First
I. First $50.0 million	30%	30%	30%
II. Above $50.0 million	—	—	35%
A. Until First GA101 Threshold Date	38%	39%	—
B. After First GA101 Threshold Date
1(a). Until First Threshold Date	37.5%	—	—
1(b). After First Threshold Date and until Second Threshold Date	35%	—	—
1(c). After Second Threshold Date	30%	—	—
2. Until Second GA101 Threshold Date	—	37.5%	—
C. After Second GA101 Threshold Date	—	35%	—

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

Unconsolidated Joint Business Revenues

Revenues from unconsolidated joint business consists of (1) our share of pre-tax co-promotion profits in the U.S. (2) reimbursement of our selling and development expenses in the U.S.; and (3) revenue on sales of RITUXAN in the rest of world, which consist of our share of pre-tax co-promotion profits in Canada and royalty revenue on sales of RITUXAN outside the U.S. and Canada by Roche, and its sublicensees. Pre-tax co-promotion profits are calculated and paid to us by Genentech in the U.S. and by Roche in Canada. Pre-tax co-promotion profits consist of U.S. and Canadian sales of RITUXAN to third-party customers net of discounts and allowances less the cost to manufacture RITUXAN, third-party royalty expenses, distribution, selling, and marketing expenses, and joint development expenses incurred by Genentech, Roche and us. We record our share of the

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

pretax co-promotion profits in Canada and royalty revenues on sales of RITUXAN outside the U.S. on a cash basis. Additionally, our share of the pre-tax co-promotion profits in the U.S. includes estimates made by Genentech and those estimates are subject to change. Actual results may ultimately differ from our estimates.

In June 2011, the collaboration recognized a charge of approximately $125.0 million, representing an estimate of compensatory damages and interest that might be awarded to Hoechst GmbH (Hoechst), in relation to an intermediate decision by the arbitrator in Genentech’s ongoing arbitration with Hoechst. As a result of this charge to the collaboration, our share of RITUXAN revenues from unconsolidated joint business was reduced by approximately $50.0 million in the second quarter of 2011. This $50.0 million amount reflects the estimate of the loss that we may incur in the event of a final arbitration award unfavorable to Genentech. The actual amount of our share of any damages may vary from this estimate depending on the nature or amount of any damages awarded to Hoechst, or if the arbitrator’s final decision is successfully challenged by Genentech. For additional information related to this matter, please read Note 21, Litigation to these consolidated financial statements.

Revenues from unconsolidated joint business are summarized as follows:

	For the Years Ended December 31,
(In millions)	2011	2010	2009
Biogen Idec’s share of pre-tax co-promotion profits in the U.S.	$872.7	$848.0	$773.6
Reimbursement of our selling and development expenses in the U.S.	6.1	58.3	65.6
Revenue on sales of RITUXAN in the rest of world	117.8	170.9	255.7

Total unconsolidated joint business revenues	$996.6	$1,077.2	$1,094.9

In 2011, 2010, and 2009, the 40% co-promotion profit-sharing threshold was met during the first quarter.

Currently, we record our share of the expenses incurred by the collaboration for the development of anti-CD20 products in research and development expense in our consolidated statements of income. We incurred $26.9 million, $50.6 million, and $62.5 million in development expense for the years ended December 31, 2011, 2010, and 2009, respectively. After an anti-CD20 product is approved, we will record our share of the development expenses related to that product as a reduction of our share of pre-tax co-promotion profits in revenues from unconsolidated joint business. As a result of the October 2010 amendment of our collaboration agreement with Genentech, we are no longer responsible for any development costs for ocrelizumab.

Elan

We collaborate with Elan on the development, manufacture and commercialization of TYSABRI. Under the terms of our collaboration agreement, we manufacture TYSABRI and collaborate with Elan on the product’s marketing, commercial distribution and ongoing development activities. The agreement is designed to effect an equal sharing of profits and losses generated by the activities of our collaboration. Under the agreement, however, once sales of TYSABRI exceeded specific thresholds, Elan was required to make milestone payments to us in order to continue sharing equally in the collaboration’s results. As of December 31, 2010, Elan has made milestone payments to us of $75.0 million in the third quarter of 2008 and $50.0 million in the first quarter of 2009. These amounts were recorded as deferred revenue upon receipt and are recognized as revenue in our consolidated statements of income based on the ratio of units shipped in the current period over the total units expected to be shipped over the remaining term of the collaboration. No additional milestone payments are required under the agreement to maintain the current profit sharing split and as of December 31, 2011, $100.6 million remains to be amortized. The term of our collaboration agreement extends until November 2019. Each of Biogen Idec and Elan has the option to buy the other party’s rights to TYSABRI upon expiration of the term or if the other party undergoes a change of control (as defined in the collaboration agreement). In addition,

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

each of Biogen Idec and Elan can terminate the agreement for convenience or material breach by the other party, in which case, among other things, certain licenses, regulatory approvals and other rights related to the manufacture, sale and development of TYSABRI are required to be transferred to the party that is not terminating for convenience or is not in material breach of the agreement.

In the U.S., we sell TYSABRI to Elan who sells the product to third party distributors. Our sales price to Elan in the U.S. is set prior to the beginning of each quarterly period to effect an approximate equal sharing of the gross margin between Elan and us. We recognize revenue for sales in the U.S. of TYSABRI upon Elan’s shipment of the product to the third party distributors, at which time all revenue recognition criteria have been met. As of December 31, 2011 and 2010, we had deferred revenue of $23.8 million and $20.8 million, respectively, for shipments to Elan that remained in Elan’s ending inventory pending shipment of the product to the third party distributors. We incur manufacturing and distribution costs, research and development expenses, commercial expenses, and general and administrative expenses related to TYSABRI. We record these expenses to their respective line items within our consolidated statements of income when they are incurred. Research and development and sales and marketing expenses are shared equally with Elan and the reimbursement of these expenses is recorded as reductions of the respective expense categories. During the years ended December 31, 2011, 2010, and 2009, we recorded $47.5 million, $49.8 million and $25.3 million, respectively, as reductions of research and development expense for reimbursements from Elan. In addition, for the years ended December 31, 2011, 2010, and 2009, we recorded $77.3 million, $68.5 million and $62.5 million, respectively, as reductions of selling, general and administrative expense for reimbursements from Elan.

In the rest of world, we are responsible for distributing TYSABRI to customers and are primarily responsible for all operating activities. Generally, we recognize revenue for sales of TYSABRI in the rest of world at the time of product delivery to our customers. Payments are made to Elan for their share of the rest of world net operating profits to effect an equal sharing of collaboration operating profit. These payments also include the reimbursement for our portion of third-party royalties that Elan pays on behalf of the collaboration relating to rest of world sales. As rest of world sales of TYSABRI increase, our collaboration profit sharing expense is expected to increase. These amounts are reflected in the collaboration profit sharing line in our consolidated statements of income. For the years ended December 31, 2011, 2010 and 2009, $317.8 million, $258.1 million and $215.9 million, respectively, was reflected in the collaboration profit sharing line for our collaboration with Elan.

Acorda

In 2009, we entered into a collaboration and license agreement with Acorda Therapeutics, Inc. (Acorda) to develop and commercialize products containing fampridine in markets outside the U.S. We also have responsibility for regulatory activities and the future clinical development of related products in those markets. The $110.0 million upfront payment made on July 1, 2009 to Acorda was recorded as research and development expense during the second quarter 2009 as the product candidate had not received regulatory approval.

In July 2011, the European Commission (EC) granted a conditional marketing authorization for fampridine in the E.U., under the trade name FAMPYRA, which triggered a $25.0 million milestone payment. This payment was made to Acorda Therapeutics, Inc. (Acorda) in the third quarter of 2011 and was capitalized as an intangible asset. FAMPYRA is an oral compound indicated as a treatment to improve walking ability in adult patients with MS who have walking disability. As part of the conditions of the conditional marketing authorization for FAMPYRA, we will provide additional data from on-going clinical studies regarding FAMPYRA’s benefits and safety in the long term. A conditional marketing authorization is renewable annually and is granted to a medicinal product with a positive benefit/risk assessment that fulfills an unmet medical need when the benefit to public health of immediate availability outweighs the risk inherent in the fact that additional data are still required.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FAMPYRA was commercially launched in Australia, Denmark, Germany, Norway, and the UK in 2011. In 2012, we plan to launch FAMPYRA in Austria, Canada, Finland, France, Greece, Italy, Ireland, the Netherlands, Sweden and other markets. The exact timing of these launches remains subject to our ability to obtain reimbursement approval within the respective markets.

We have a license from Acorda to develop and commercialize FAMPYRA in all markets outside the U.S. Under the terms of the collaboration and license agreement, we will pay Acorda tiered royalties based on the level of ex-U.S. net sales. We may pay up to $375.0 million of additional milestone payments to Acorda, based on the successful achievement of certain regulatory and commercial milestones. The next expected milestone would be $15.0 million, due when ex-U.S. net sales reach $100.0 million over a period of four consecutive quarters. We will capitalize these additional milestones as intangible assets upon achievement of the milestone and will be amortized utilizing an economic consumption model. Royalty payments will be recognized as a cost of goods sold.

In connection with the collaboration and license agreement, we have also entered into a supply agreement with Acorda for the commercial supply of FAMPYRA. This agreement is a sublicense arrangement of an existing agreement between Acorda and Elan whereby Elan is responsible for the manufacture of the commercial supply of FAMPYRA. In 2011, Alkermes acquired Elan Drug Technologies, the manufacturing unit of Elan. Alkermes has assumed responsibility for the manufacture and commercial supply of FAMPYRA.

A summary of activity related to this collaboration is as follows:

	For the Years Ended December 31,
(In millions)	2011	2010	2009
Upfront and milestones payments made to Acorda	$25.0	$—	$110.0
Total expense incurred by Biogen Idec excluding upfront and milestones payments	$22.3	$22.8	$4.7
Total expense reflected within our statements of income	$22.3	$22.8	$114.7
Total capitalized as an intangible asset	$25.0	$—	$—

A summary of activity related to this collaboration since inception, along with an estimate of additional future development expense expected to be incurred by us, is as follows:

(In millions)	As of December 31, 2011
Total upfront and milestone payments made to Acorda	$135.0
Total expense incurred by Biogen Idec, excluding upfront and milestone payments	$49.9

We expect that we may incur approximately $50.0 million of additional cost associated with meeting the requirements of the conditional marketing authorization.

Portola Pharmaceuticals, Inc.

On October 26, 2011, we entered into an exclusive, worldwide collaboration and license agreement with Portola Pharmaceuticals, Inc. (Portola) under which both companies will develop and commercialize highly selective, novel oral Syk inhibitors for the treatment of various autoimmune and inflammatory diseases, including rheumatoid arthritis and systemic lupus erythematosus. The collaboration’s lead molecule, PRT062607, is currently in Phase 1 studies.

Under the terms of the agreement, we provided Portola with an upfront payment of $36.8 million in cash and purchased $8.2 million in Portola equity, with potential additional payments of up to $508.5 million based on the achievement of certain development and regulatory milestones. We will lead the global development and

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

commercialization efforts for the Syk inhibitor program in major indications such as rheumatoid arthritis and lupus, while Portola will lead U.S. development and commercialization efforts for select smaller indications as well as discovery efforts for follow-on Syk inhibitors. Portola retains an option to co-promote alongside us in the U.S. in major indications. Worldwide costs and profits will be split by us and Portola 75% and 25%, respectively.

A summary of collective activity related to these programs is as follows:

	For the Years Ended December 31,
(In millions)	2011	2010	2009
Total expense incurred by the collaboration	$1.1	$—	$—
Total expense reflected within our consolidated statements of income, excluding upfront and milestone payments	$0.9	$—	$—

A summary of activity related to this collaboration since inception, along with an estimate of additional future development expense expected to be incurred by us, is as follows:

(In millions)	As of December 31, 2011
Total upfront payments paid to Portola	$36.8
Total development expense incurred by Biogen Idec Inc., excluding upfront and milestone payments	$0.9
Estimate of additional amounts to be incurred by Biogen Idec in development of PRT062607	$675.0

Swedish Orphan Biovitrum

In January 2007, we acquired 100% of the stock of Syntonix. Syntonix had previously entered into a collaboration agreement with Swedish Orphan Biovitrum (Sobi) to jointly develop and commercialize Factor VIII and Factor IX hemophilia products. In February 2010, we restructured the collaboration agreement and assumed full development responsibilities and costs, as well as manufacturing rights. In addition, the cross-royalty rates were reduced and commercial rights for certain territories were changed. As a result, we now have commercial rights for North America (the Biogen North America Territory) and for rest of the world markets outside of Europe, Russia, Turkey and certain countries in the Middle East (the Biogen Direct Territory). Subject to the exercise of an option right, Sobi will have commercial rights in Europe, Russia, Turkey and certain countries in the Middle East (the Sobi Territory).

Under the terms of the option right, Sobi may, following our submission of a marketing authorization application to the EMA for each product developed under the collaboration, opt to take over final regulatory approval, pre-launch and commercialization activities in the Sobi Territory by making a payment into escrow of $10.0 million per product. Upon EMA regulatory approval of each such product, Sobi will be liable to reimburse us 50% of the sum of all shared manufacturing and development expenses incurred by us from October 1, 2009 through the date on which Sobi is registered as the marketing authorization holder for the applicable product, as well as 100% of certain development expenses incurred exclusively for the benefit of the Sobi Territory (the Opt-In Consideration). To effect Sobi’s reimbursement to us for the Opt-In Consideration exceeding the escrow payment for each product, the cross-royalty structure for direct sales in each company’s respective territories will be adjusted until the Opt-In Consideration is paid in full (the Reimbursement Period). The mechanism for reimbursement is outlined in the table below.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Under the amended agreement amounts are payable as follows:

			Rates should Sobi exercise its option right(3)
Royalty and Net Revenue Share Rates:	Method	Rate prior to 1st commercial sale in the Sobi Territory:	Base Rate following 1st commercial sale in the Sobi Territory:	Rate during the Reimbursement Period:
Sobi rate to Biogen on net sales in the Sobi Territory	Royalty	N/A	10 to 12%	Base Rate plus 5%

Biogen rate to Sobi on net sales in the Biogen North America Territory	Royalty	2%	10 to 12%	Base Rate less 5%

Biogen rate to Sobi on net sales in the Biogen Direct Territory	Royalty	2%	15 to 17%	Base Rate less 5%

Biogen rate to Sobi on net revenue(1) from the Biogen Distributor Territory(2)	Net Revenue Share	10%	50%	Base Rate less 15%

(1)

Net revenue represents Biogen Idec’s pre-tax receipts from third-party distributors, less expenses incurred by Biogen Idec in the conduct of commercialization activities supporting the distributor activities.

(2)	The Biogen Distributor Territory represents Biogen territories where sales are derived utilizing a third-party distributor.

(3)

A credit will be issued to Sobi against its reimbursement of the Opt-in Consideration in an amount equal to the difference in the rate paid by Biogen Idec to Sobi on sales in the Biogen territories for certain periods prior to the first commercial sale in the Sobi Territory versus the rate that otherwise would have been payable on such sales.

If the reimbursement of the opt-in consideration has not been achieved within six years of the first commercial sale of such product, we maintain the right to require Sobi to pay any remaining balances due to us within 90 days of the six year anniversary date of the first commercial sale.

Should Sobi not exercise its option right with respect to one or both products or should Sobi terminate the agreement with respect to one or both products we will obtain full worldwide development and commercialization rights for such affected products and we will be obligated to pay royalties to Sobi subject to separate terms, as defined under the restructured collaboration agreement. In addition, if EMA approval for any product is not granted within 18 months of the applicable EMA filing date, Sobi shall have the right to require that the escrow payment be refunded and revoke its option right for such product.

Amounts incurred by us in the development of long-lasting recombinant Factor VIII and Factor IX are reflected as research and development expenses in our consolidated statements of income. Prior to the restructuring of our collaboration agreement, our research and development expenses reflected reimbursement from Sobi in accordance with a cost-sharing agreement then in effect. Following the restructuring of our collaboration agreement, amounts incurred by us in the development of long-lasting recombinant Factor VIII and Factor IX are reflected as research and development expenses in our consolidated statements of income which include reimbursement of certain ongoing Sobi development expenses. A summary of collective activity related to these programs is as follows:

	For the Years Ended December 31,
(In millions)	2011	2010	2009
Total expense incurred by collaboration	$129.6	$78.9	$44.9
Total expense reflected within our consolidated statements of income	$129.6	$78.5	$22.5

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of activity related to this collaboration since inception, along with an estimate of additional future development expense expected to be incurred by us, is as follows:

(In millions)	As of December 31, 2011
Total upfront and milestone payments received from Sobi	$5.0
Total development expense incurred by Biogen Idec Inc., excluding upfront and milestone payments	$262.7
Estimate of additional amounts expected to be incurred by Biogen Idec in development of Factors VIII and IX	$420.0

Abbott Biotherapeutics Corp. (formerly Facet Biotech)

We have a collaboration agreement with Abbott Biotherapeutics Corp. (Abbott) aimed at advancing the development and commercialization of daclizumab in MS. Under the agreement, development and commercialization costs and profits are shared equally. In January 2010, we agreed with our collaborator, Abbott, to assume the manufacture of daclizumab.

Based upon our current development plans, we may incur up to an additional $60.0 million of payments upon achievement of development and commercial milestones related to the development of daclizumab.

A summary of activity related to this collaboration is as follows:

	For the Years Ended December 31,
(In millions)	2011	2010	2009
Total expense incurred by the collaboration	$104.4	$74.8	$40.8
Biogen Idec’s share of expense reflected within our consolidated statements of income	$52.2	$37.4	$20.4

Total expense incurred by the collaboration in 2010, reflects the $30.0 milestone paid to Abbott in May 2010 upon initiation of patient enrollment in a Phase 3 trial of daclizumab in relapsing MS. A summary of activity related to this collaboration since inception, along with an estimate of additional future development expense expected to be incurred by us, is as follows:

(In millions)	As of December 31, 2011
Total upfront and milestone payments made to Abbott	$80.0
Total development expense incurred by Biogen Idec, excluding upfront and milestone payments	$212.1
Estimate of additional amounts to be incurred by us in development of current indications of daclizumab	$280.0

Vernalis

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

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

21.    Litigation

Massachusetts Department of Revenue

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

Hoechst— Genentech Arbitration

On October 24, 2008, Hoechst GmbH (Hoechst), predecessor to Sanofi-Aventis Deutschland GmbH (Sanofi), filed with the ICC International Court of Arbitration (Paris) a request for arbitration against Genentech, claiming a breach of a license agreement (the Hoechst License) between Hoechst’s predecessor and Genentech that was entered as of January 1, 1991 and terminated by Genentech effective October 27, 2008. The Hoechst License granted Genentech certain rights with respect to later-issued U.S. Patents 5,849,522 (’522 patent) and 6,218,140 (’140 patent) and related patents outside the U.S. The Hoechst License provided for potential royalty payments of 0.5% on net sales of certain products defined by the agreement. Although we are not a party to the arbitration, we expect that any damages that may be awarded to Hoechst may be a cost charged to our collaboration with Genentech.

In June 2011, the arbitrator issued an intermediate decision suggesting that RITUXAN is covered by the Hoechst License and ordering Genentech to provide certain RITUXAN sales information for the period from December 15, 1998 to October 27, 2008. Based on our understanding of the arbitrator’s intermediate decision, in the second quarter of 2011 our share of RITUXAN revenues from unconsolidated joint business was reduced by approximately $50.0 million to reflect our share of the approximately $125.0 million compensatory damages and interest that Genentech estimated might be awarded to Hoechst. Hoechst has since claimed it is due damages of approximately EUR153.0 million for the period from December 15, 1998 to September 30, 2008 as well as additional royalties for later periods in an amount to be determined at a future hearing.

In July 2011, Genentech filed a Declaration of Appeal with the Court of Appeal in Paris to vacate the arbitrator’s intermediate decision. The arbitrator declined to stay further proceedings until the Declaration of Appeal was decided and informed the parties that the underlying issue of liability with respect to RITUXAN under the Hoechst License has not yet been decided. In October 2011, the arbitrator scheduled a hearing on liability and damages for spring 2012, and a decision could follow in late summer 2012. In view of these developments, Genentech did not pursue the Declaration of Appeal.

In light of the arbitrator’s ruling scheduling a hearing on liability and damages, the $50.0 million reduction of our share of RITUXAN revenues from unconsolidated joint business made in the second quarter of 2011 reflects the estimate of the loss that we may incur as a result of a final arbitration award unfavorable to Genentech. The actual amount of our share of any damages may vary from this estimate depending on the nature or amount of any damages awarded to Hoechst, or if any final decision awarding damages is successfully challenged by Genentech.

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

On April 21, 2011, the court entered a separate and final judgment that the manufacture and sale of RITUXAN do not infringe the ’522 patent or the ’140 patent and stayed the trial of the remaining claims, including Biogen Idec’s and Genentech’s invalidity claims. Sanofi has appealed from the court’s non-infringement ruling to the U.S. Court of Appeals for the Federal Circuit and the appeal is scheduled for oral argument in February, 2012. We have not formed an opinion that a decision in favor of Sanofi in its appeal of the non-infringement ruling, or an unfavorable outcome on the now stayed invalidity claims in the Consolidated Sanofi Patent Actions, is either “probable” or “remote.” We believe that we have good and valid defenses and are vigorously defending against Sanofi’s allegations.

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

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amended its complaint to seek such a declaration. No trial date has yet been ordered, but we expect that the trial of the Consolidated ’755 Patent Actions will take place in 2013.

On August 16, 2010, BIMA amended its complaint to add Ares Trading S.A. (Ares), an affiliate of EMD Serono, as a defendant, and to seek a declaratory judgment that a purported “nonsuit and option agreement” between Ares and BIMA dated October 12, 2000, that provides Ares an option to obtain a license to the ’755 Patent, is not valid and enforceable. Ares moved to compel arbitration of the claims against it and on February 2, 2012 an arbitration panel ruled that the nonsuit and option agreement and Ares’ option to license the ’755 patent remain in force.

GSK ’612 Patent Litigation

On March 23, 2010, we and Genentech were issued U.S. Patent No. 7,682,612 (’612 Patent) relating to a method of treating CLL using an anti-CD20 antibody. The patent which expires in November 2019 covers, among other things, the treatment of CLL with RITUXAN. On March 23, 2010, we and Genentech filed a lawsuit in federal court in the Southern District of California against Glaxo Group Limited and GlaxoSmithKline LLC (collectively, GSK) alleging infringement of that patent based upon GSK’s manufacture, marketing and sale, offer to sell, and importation of ARZERRA. We seek damages, including a royalty and lost profits, and injunctive relief. GSK has filed a counterclaim seeking a declaratory judgment of patent invalidity, noninfringement, unenforceability, and inequitable conduct, and seeking monetary relief in the form of costs and attorneys’ fees.

In October, 2011, the court entered a claim construction order adverse to certain of Biogen Idec’s and Genentech’s arguments. In order to conserve judicial and party resources, and to allow Biogen Idec and Genentech to file an appeal prior to the full disposition of the case, the parties jointly moved for the entry of separate and final judgment in favor of GSK on Biogen Idec’s and Genentech’s claims, and in favor of GSK on GSK’s counterclaim for non-infringement. The court entered separate and final judgment on November 15, 2011, and stayed all further proceedings pending the outcome on appeal. Biogen Idec and Genentech filed a notice of appeal in the United States Court of Appeals for the Federal Circuit on December 5, 2011, and the appeal is pending.

Novartis V&D ’688 Patent Litigation

On January 26, 2011, Novartis Vaccines and Diagnostics, Inc. (Novartis V&D) filed suit against us in federal district court in Delaware, alleging that TYSABRI infringes U.S. Patent No. 5,688,688 “Vector for Expression of a Polypeptide in a Mammalian Cell” (’688 Patent), which was granted in November 1997 and expires in November 2014. Novartis V&D seeks a declaration of infringement, a finding of willful infringement, compensatory damages, treble damages, interest, costs and attorneys’ fees. We have not formed an opinion that an unfavorable outcome is either “probable” or “remote”, and are unable to estimate the magnitude or range of any potential loss. We believe that we have good and valid defenses to the complaint and will vigorously defend against it. A trial has been set for January 2014.

Italian National Medicines Agency

In the fourth quarter of 2011, Biogen Idec SRL received a notice from the Italian National Medicines Agency (Agenzia Italiana del Farmaco or AIFA) stating that sales of TYSABRI for the period from February 2009 through February 2011 exceeded by Euro 30.7 million a reimbursement limit established pursuant to a Price Determination Resolution (Price Resolution) granted by AIFA in February 2007. The Price Resolution set the initial price for the sale of TYSABRI in Italy and limited the amount of government reimbursement “for the first

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

24 months” of TYSABRI sales. As the basis for the claim, the AIFA notice referred to a 2001 Decree that provides for an automatic 24-month renewal of the terms of all such resolutions that are not renegotiated prior to the expiration of their term.

On November 17, 2011, Biogen Idec SRL responded to AIFA that the reimbursement limit in the Price Resolution by its terms relates only to the first 24 months of TYSABRI sales, which began in February 2007. On December 23, 2011, we filed an appeal in the Regional Administrative Tribunal of Lazio (Ecc.mo Tribunale Amministrativo Regionale per il Lazio) in Rome against AIFA, seeking a ruling that our interpretation of the Price Resolution is valid and that the position of the AIFA is unenforceable. We have not formed an opinion that an unfavorable outcome is either “probable” or “remote”. While we believe that we have good and valid grounds for our appeal, an unfavorable outcome could negatively impact our results of operations.

Average Manufacturer Price Litigation

On September 6, 2011, we and several other pharmaceutical companies were served with a complaint originally filed under seal on October 28, 2008 in the United States District Court for the Eastern District of Pennsylvania by Ronald Streck (the relator) on behalf of himself and the United States, and the states of New Jersey, California, Rhode Island, Michigan, Montana, Wisconsin, Massachusetts, Tennessee, Oklahoma, Texas, Indiana, New Hampshire, North Carolina, Florida, Georgia, New Mexico, Illinois, New York, Virginia, Delaware, Hawaii, Louisiana, Connecticut, and Nevada, (collectively “the States”), and the District of Columbia, alleging violations of the False Claims Act, 31 U.S.C. § 3729 et seq. and state and District of Columbia statutory counterparts. In May 2011, the United States notified the court that it was not intervening at that time as to one defendant, and was declining to intervene as to all other defendants, including Biogen Idec; the District of Columbia notified the court that it was not intervening at that time; and the states notified the court that they were declining to intervene as to all defendants. The complaint was subsequently unsealed and served, and then amended. The amended complaint alleges that Biogen Idec and other defendants underreport Average Manufacturer Price information to the Centers for Medicare and Medicaid Services, thereby causing Biogen Idec and other defendants to underpay rebates under the Medicaid Drug Rebate Program. The relator alleges that the underreporting has occurred because Biogen Idec and other defendants improperly consider various payments or price concessions that they made to drug wholesalers to be discounts under applicable federal law. We and the other defendants filed a motion to dismiss the complaint on December 9, 2011, and the motion is pending. We have not formed an opinion that an unfavorable outcome is either “probable” or “remote,” or as to the magnitude or range of any potential loss. We believe that we have good and valid defenses and intend vigorously to defend against the allegations.

Government Review of Sales and Promotional Practices

Biogen Idec has learned that state and federal governmental authorities are investigating its sales and promotional practices. Biogen Idec has not received any requests for information in connection with this inquiry. We expect to cooperate fully with the government.

Canada Lease Dispute

On April 18, 2008, First Real Properties Limited filed suit against Biogen Idec Canada Inc. (BI Canada) in the Superior Court of Justice in London, Ontario alleging breach of an offer for lease of property signed by BI Canada in 2007 and an unsigned proposed lease for the same property. The plaintiff’s complaint seeks $7.0 million in damages, but the plaintiff recently submitted an expert report estimating the plaintiff’s damages to be $2.5 million after mitigation. The plaintiff also seeks costs of approximately $0.4 million and interest. A trial has been scheduled for March 2012. We have not formed an opinion that an unfavorable outcome is either “probable” or “remote.”

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

22.    Commitments and Contingencies

Leases

We rent laboratory and office space and certain equipment under non-cancelable operating leases. These lease agreements contain various clauses for renewal at our option and, in certain cases, escalation clauses typically linked to rates of inflation. Rental expense under these leases, which terminate at various dates through 2028, amounted to $46.2 million in 2011, $44.8 million in 2010 and $36.4 million in 2009. In addition to rent, the leases may require us to pay additional amounts for taxes, insurance, maintenance and other operating expenses.

As of December 31, 2011, minimum rental commitments under non-cancelable leases, net of income from subleases, for each of the next five years and total thereafter were as follows:

(In millions)	2012	2013	2014	2015	2016	Thereafter	Total
Minimum lease payments (1)	$33.9	$42.5	$54.3	$49.3	$44.6	$450.5	$675.1
Less: income from subleases	(0.5)	(0.5)	(0.4)	—	—	—	(1.4)

Net minimum lease payments	$33.4	$42.0	$53.9	$49.3	$44.6	$450.5	$673.7

(1)

Includes future minimum rental commitments related to leases executed for two office buildings to be built in Cambridge, Massachusetts with a planned occupancy during the second half of 2013. The leases both have 15 year terms and we have options to extend the term of each lease for two additional five-year terms. Future minimum rental commitments under these leases will total approximately $340.0 million over the initial 15 year lease terms.

Balances also include remaining total minimum lease payments through 2025, totaling approximately $240.0 million, related to our current principal executive offices in Weston, Massachusetts, which we expect to vacate upon completion of the two new buildings in Cambridge Massachusetts.

For additional information related to these transactions, please read Note 11, Property, Plant and Equipment to these consolidated financial statements.

Under certain of our lease agreements, we are contractually obligated to return leased space to its original condition upon termination of the lease agreement. At the inception of a lease with such conditions, we record an asset retirement obligation liability and a corresponding capital asset in an amount equal to the estimated fair value of the obligation. In subsequent periods, for each such lease, we record interest expense to accrete the asset retirement obligation liability to full value and depreciate each capitalized asset retirement obligation asset, both over the term of the associated lease agreement. Our asset retirement obligations were not significant as of December 31, 2011 or 2010.

Tax Related Obligations

We exclude liabilities pertaining to uncertain tax positions from our summary of contractual obligations as we cannot make a reliable estimate of the period of cash settlement with the respective taxing authorities. As of December 31, 2011, we have approximately $58.4 million of liabilities associated with uncertain tax positions.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Funding Commitments

As of December 31, 2011, we have funding commitments of up to approximately $14.5 million as part of our investment in biotechnology oriented venture capital funds.

As of December 31, 2011, we have several ongoing clinical studies in various clinical trial stages. Our most significant clinical trial expenditures are to clinical research organizations (CROs). The contracts with CROs are generally cancellable, with notice, at our option. We have recorded accrued expenses of $25.0 million on our consolidated balance sheet for expenditures incurred by CROs as of December 31, 2011. We have approximately $475.0 million in cancellable future commitments based on existing CRO contracts as of December 31, 2011.

Contingent Milestone Payments

Based on our development plans as of December 31, 2011, we have committed to make potential future milestone payments to third parties of up to approximately $1.9 billion as part of our various collaborations, including licensing and development programs. Payments under these agreements generally become due and payable only upon achievement of certain development, regulatory or commercial milestones. Because the achievement of these milestones had not occurred as of December 31, 2011, such contingencies have not been recorded in our financial statements.

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

As the acquisitions of the noncontrolling interests in our joint venture investments and our acquisition of Biogen Idec International Neuroscience GmbH occurred after January 1, 2009, we record contingent consideration liabilities at their fair value on the acquisition date and revalue these obligations each reporting period. For additional information related to these transactions please read Note 2, Acquisitions, to these consolidated financial statements.

In connection with our acquisition of Biogen Idec Hemophilia Inc. (BIH), formerly Syntonix Pharmaceuticals, Inc., in January 2007, we agreed to pay up to an additional $80.0 million if certain milestone events associated with the development of BIH’s lead product, long-lasting recombinant Factor IX are achieved. The first $40.0 million contingent payment was achieved in the first quarter of 2010. An additional $20.0 million contingent payment will occur if prior to the tenth anniversary of the closing date, the FDA grants approval of a Biologic License Application for Factor IX. A second $20.0 million contingent payment will occur if prior to the tenth anniversary of the closing date, a marketing authorization is granted by the EMA for Factor IX. For additional information related to these transactions please read Note 2, Acquisitions to these consolidated financial statements.

In 2006, we acquired Fumapharm AG. As part of this acquisition we acquired FUMADERM and BG-12 (together, Fumapharm Products). We paid $220.0 million upon closing of the transaction and will pay an additional $15.0 million if a Fumapharm Product is approved for MS in the U.S. or E.U. We may also make additional milestone payments to Fumapharm AG based on the attainment of certain sales levels of Fumapharm Products, less certain costs as defined in the acquisition agreement. These milestone payments are considered

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

contingent consideration and will be accounted for as an increase to goodwill as incurred, in accordance with the accounting standard applicable to business combinations when we acquired Fumapharm.

23.    Guarantees

As of December 31, 2011 and 2010, we did not have significant liabilities recorded for guarantees.

We enter into indemnification provisions under our agreements with other companies in the ordinary course of business, typically with business partners, contractors, clinical sites and customers. Under these provisions, we generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of our activities. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. However, to date we have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of December 31, 2011 and 2010.

24.    Employee Benefit Plans

We sponsor various retirement and pension plans. Our estimates of liabilities and expenses for these plans incorporate a number of assumptions, including expected rates of return on plan assets and interest rates used to discount future benefits.

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

Expense related to our 401(k) Savings Plan totaled $24.8 million, $26.3 million and $27.9 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Deferred Compensation Plan

We maintain a non-qualified deferred compensation plan, known as the Supplemental Savings Plan (SSP), which allows a select group of management employees in the U.S. to defer a portion of their compensation. The SSP also provides certain credits to highly compensated U.S. employees, which are paid by the company. These credits are known as the Restoration Match. The deferred compensation amounts are accrued when earned. Such deferred compensation is distributable in cash in accordance with the rules of the SSP. Deferred compensation amounts under such plan as of December 31, 2011 and 2010 totaled approximately $60.1 million and $62.2 million, respectively, and are included in other long-term liabilities within the accompanying consolidated balance sheets. The SSP also holds certain transition contributions on behalf of participants who previously participated in the Biogen, Inc. Retirement Plan. Beginning in 2008, the Restoration Match vests immediately. Previously, the Restoration Match and transition contributions vested over four and seven years of service, respectively, by the employee. Participant contributions vest immediately. Distributions to participants can be either in one lump sum payment or annual installments as elected by the participants.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pension Plan

Our retiree benefit plans include defined benefit plans for employees in our affiliates in Switzerland and Germany as well as other insignificant defined benefit plans in certain other countries in which we maintain an operating presence.

Our Swiss plan is a government-mandated retirement fund that provides employees with a minimum investment return. The minimum investment return is determined annually by Swiss government and was 2.0% in 2011, 2010 and 2009, respectively. Under this plan, both we and certain of our employees with annual earnings in excess of government determined amounts are required to make contributions into a fund managed by an independent investment fiduciary. Employer contributions must be in an amount at least equal to the employee’s contribution. Minimum employee contributions are based on the respective employee’s age, salary, and gender. As of December 31, 2011, the Plan had an unfunded net pension obligation of approximately $10.0 million and plan assets which totaled approximately $20.1 million. In 2011, 2010 and 2009, we recognized expense totaling $3.6 million, $3.0 million and $2.4 million, respectively, related to our Swiss plan.

The obligations under the German plan are unfunded and totaled $8.6 million and $8.2 million as of December 31, 2011 and 2010, respectively. Net periodic pension cost related to the German plan totaled $1.8 million, $1.1 million and $1.1 million for the years ended December 31, 2011, 2010 and 2009, respectively.

25.    Segment Information

We operate as one business segment, which is the business of discovering, developing, manufacturing and marketing therapies for the treatment of neurodegenerative diseases, hemophilia and autoimmune disorders and therefore, our chief operating decision-maker manages the operations of our Company as a single operating segment. Enterprise-wide disclosures about product revenues, other revenues and long-lived assets by geographic area and information relating to major customers are presented below. Revenues are primarily attributed to individual countries based on location of the customer or licensee.

Revenue by product is summarized as follows:

	For the Years Ended December 31,
	2011			2010			2009
(In millions)	United States	Rest of World	Total	United States	Rest of World	Total	United States	Rest of World	Total
AVONEX	$1,628.3	$1,058.3	$2,686.6	$1,491.6	$1,026.8	$2,518.4	$1,406.2	$916.7	$2,322.9
TYSABRI	326.5	753.0	1,079.5	252.8	647.4	900.2	231.8	544.2	776.0
Other	—	70.0	70.0	—	51.5	51.5	—	54.0	54.0

Total product revenues	$1,954.8	$1,881.3	$3,836.1	$1,744.4	$1,725.7	$3,470.1	$1,638.0	$1,514.9	$3,152.9

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Geographic Information

The following tables contain certain financial information by geographic area:

December 31, 2011 (In millions)	U.S.	Europe(1)	Germany	Asia	Other	Total
Product revenues from external customers	$1,954.8	$1,163.3	$377.5	$88.7	$251.8	$3,836.1
Revenues from unconsolidated joint business	$878.8	$29.9	$—	$30.7	$57.2	$996.6
Other revenues from external customers	$187.0	$28.3	$0.6	$—	$—	$215.9
Long-lived assets	$1,012.5	$816.6	$1.6	$5.3	$2.4	$1,838.4

December 31, 2010 (In millions)	U.S.	Europe(1)	Germany	Asia	Other	Total
Product revenues from external customers	$1,744.4	$1,090.7	$362.4	$69.0	$203.6	$3,470.1
Revenues from unconsolidated joint business	$906.3	$95.3	$—	$26.0	$49.6	$1,077.2
Other revenues from external customers	$136.0	$32.6	$0.5	$—	$—	$169.1
Long-lived assets	$1,100.3	$717.4	$1.5	$5.4	$1.6	$1,826.2

December 31, 2009 (In millions)	U.S.	Europe(1)	Germany	Asia	Other	Total
Product revenues from external customers	$1,638.0	$913.7	$374.8	$47.9	$178.5	$3,152.9
Revenues from unconsolidated joint business	$839.2	$190.2	$—	$24.1	$41.4	$1,094.9
Other revenues from external customers	$102.8	$26.2	$0.5	$—	$—	$129.5
Long-lived assets	$1,092.7	$705.6	$1.4	$3.6	$2.1	$1,805.4

(1)	Represents amounts related to Europe less those attributable to Germany.

Revenues from Unconsolidated Joint Business

Approximately 20%, 23% and 25% of our total revenues in 2011, 2010 and 2009, respectively, are derived from our joint business arrangement with Genentech. For additional information related to our collaboration with Genentech, please read Note 20, Collaborations to these consolidated financial statements.

Significant Customers

We recorded revenue from two wholesale distributors accounting for 18% and 10% of gross product revenues in 2011, 18% and 11% of gross product revenue in 2010, and 18% and 12% of gross product revenues in 2009.

Other

As of December 31, 2011, 2010 and 2009, approximately $668.5 million, $644.7 million and $665.8 million, respectively, of our long-lived assets were related to our manufacturing facilities in Denmark.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

26.    Quarterly Financial Data (Unaudited)

(In millions, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
2011		(a)		(b)
Product revenues	$907.1	$956.7	$975.8	$996.6	$3,836.1
Unconsolidated joint business revenues	$256.1	$216.5	$266.5	$257.5	$996.6
Other revenues	$40.1	$35.5	$67.7	$72.6	$215.9
Total revenues	$1,203.3	$1,208.6	$1,309.9	$1,326.7	$5,048.6
Gross Profit	$1,100.2	$1,108.1	$1,186.4	$1,187.1	$4,581.9
Net income	$308.8	$304.0	$353.7	$300.2	$1,266.7
Net income attributable to Biogen Idec Inc.	$294.3	$288.0	$351.8	$300.2	$1,234.4
Basic earnings per share attributable to Biogen Idec Inc.	$1.22	$1.19	$1.45	$1.24	$5.09
Diluted earnings per share attributable to Biogen Idec Inc.	$1.20	$1.18	$1.43	$1.22	$5.04

(In millions, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
2010	(c)		(d)	(e)
Product revenues	$824.2	$859.2	$876.9	$909.8	$3,470.1
Unconsolidated joint business revenues	$254.9	$306.4	$258.0	$258.0	$1,077.3
Other revenues	$29.7	$47.1	$41.0	$51.4	$169.1
Total revenues	$1,108.9	$1,212.7	$1,175.8	$1,219.0	$4,716.4
Gross Profit	$1,011.8	$1,105.7	$1,079.9	$1,118.8	$4,316.2
Net income	$220.0	$294.6	$112.2	$271.8	$898.6
Net income attributable to Biogen Idec Inc.	$217.4	$293.4	$254.1	$240.3	$1,005.3
Basic earnings per share attributable to Biogen Idec Inc	$0.80	$1.13	$1.06	$1.00	$3.98
Diluted earnings per share attributable to Biogen Idec Inc	$0.80	$1.12	$1.05	$0.99	$3.94

Full year amounts may not sum due to rounding.

(a)

Our share of RITUXAN revenues from unconsolidated joint business was reduced by approximately $50.0 million in the second quarter of 2011 as a result of an accrual for estimated compensatory damages (including interest) relating to Genentech’s ongoing arbitration with Hoechst GmbH. For additional information related to this matter, please read Note 21, Litigation to these consolidated financial statements.

(b)

Net income and net income attributable to Biogen Idec Inc. for the fourth quarter of 2011 includes a charge to research and development expense of $36.8 million related to an upfront payment made in connection with our collaboration and license agreement entered into with Portola Pharmaceuticals, Inc.

(c)

Net income and net income attributable to Biogen Idec Inc. for the first quarter of 2010 includes a charge to acquired IPR&D of $40.0 million related to the achievement of a milestone by Biogen Idec Hemophilia, Inc. (formerly Syntonix Pharmaceuticals, Inc.).

(d)

Net income and net income attributable to Biogen Idec Inc. for the third quarter of 2010 includes a charge to acquired IPR&D of $205.0 million incurred in connection with the license agreement entered into with Knopp Neurosciences Inc. (Knopp), which we consolidated as we determined that we are the primary beneficiary of the entity. The $205.0 million charge was partially offset by an attribution of $145.0 million to the noncontrolling interest.

(e)	Net income and net income attributable to Biogen Idec Inc. for the fourth quarter of 2010 includes charges totaling $75.2 million related to our restructuring plan announced November 3, 2010.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

27.    Subsequent Events

Isis Pharmaceuticals, Inc.

On January 4, 2012, we entered into an exclusive, worldwide option and development agreement with Isis Pharmaceuticals, Inc. (Isis) under which both companies will develop and commercialize Isis’ antisense investigational drug, ISIS-SMNRx, for the treatment of spinal muscular atrophy (SMA).

Under the terms of the agreement, Isis received an upfront payment of $29.0 million and is eligible to receive up to $45.0 million in milestone payments associated with the clinical development of ISIS-SMNRx prior to licensing. Biogen Idec has the option to license ISIS-SMNRx until completion of the first successful Phase 2/3 trial. Isis could receive up to another $225.0 million in a license fee and regulatory milestone payments. Isis will be responsible for global development of ISIS-SMNRx through the completion of Phase 2/3 trials and we will provide advice on the clinical trial design and regulatory strategy. If we exercise our option, we will assume global development, regulatory and commercialization responsibilities.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Biogen Idec Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, equity and cash flows present fairly, in all material respects, the financial position of Biogen Idec Inc. and its subsidiaries at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

February 3, 2012

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation, as amended. Filed as Exhibit 3.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.
3.2	Second Amended and Restated Bylaws, as amended. Filed as Exhibit 3.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.
4.1	Reference is made to Exhibit 3.1 for a description of the rights, preferences and privileges of our Series A Preferred Stock and Series X Junior Participating Preferred Stock.
4.2	Indenture between Biogen Idec and The Bank of New York Trust Company, N.A. dated as of February 26, 2008. Filed as Exhibit 4.1 to our Registration Statement on Form S-3 (File No. 333-149379).
4.3	First Supplemental Indenture between Biogen Idec and The Bank of New York Trust Company, N.A. dated as of March 4, 2008. Filed as Exhibit 4.1 to our Current Report on Form 8-K filed on March 4, 2008.
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
10.5†

Second Amended and Restated Collaboration Agreement between Biogen Idec and Genentech, Inc. dated as of October 18, 2010. Filed as Exhibit 10.5 to our Annual Report on Form 10-K for the year ended December 31, 2010.

10.6†

Letter agreement regarding GA101 financial terms between Biogen Idec and Genentech, Inc. dated October 18, 2010. Filed as Exhibit 10.6 to our Annual Report on Form 10-K for the year ended December 31, 2010.

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

Exhibit No.	Description
10.13*	Form of market stock unit award agreement under the Biogen Idec Inc. 2008 Omnibus Equity Plan. Filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.
10.14*	Biogen Idec Inc. 2006 Non-Employee Directors Equity Plan, as amended. Filed as Appendix A to our Definitive Proxy Statement on Schedule 14A filed on April 28, 2010.
10.15*	Amendment to Biogen Idec Inc. 2006 Non-Employee Directors Equity Plan dated June 1, 2011. Filed as Exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.
10.16*	Biogen Idec Inc. 2005 Omnibus Equity Plan. Filed as Appendix A to our Definitive Proxy Statement on Schedule 14A filed on April 15, 2005.
10.17*	Amendment No. 1 to the Biogen Idec Inc. 2005 Omnibus Equity Plan dated April 4, 2006. Filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.
10.18*	Amendment No. 2 to the Biogen Idec Inc. 2005 Omnibus Equity Plan dated February 12, 2007. Filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.
10.19*	Amendment to the Biogen Idec Inc. 2005 Omnibus Equity Plan dated April 18, 2008. Filed as Exhibit 10.7 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.
10.20*	Amendment to Biogen Idec Inc. 2005 Omnibus Equity Plan dated October 13, 2008. Filed as Exhibit 10.30 to our Annual Report on Form 10-K for the year ended December 31, 2008.
10.21*	Biogen Idec Inc. 2003 Omnibus Equity Plan. Filed as Exhibit 10.73 to our Current Report on Form 8-K filed on November 12, 2003.
10.22*	Amendment to Biogen Idec Inc. 2003 Omnibus Equity Plan. Filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.
10.23*	Amendment to Biogen Idec Inc. 2003 Omnibus Equity Plan dated April 18, 2008. Filed as Exhibit 10.6 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.
10.24*	Amendment to Biogen Idec Inc. 2003 Omnibus Equity Plan dated October 13, 2008. Filed as Exhibit 10.34 to our Annual Report on Form 10-K for the year ended December 31, 2008.
10.25*	Biogen Idec Inc. 1995 Employee Stock Purchase Plan as amended and restated effective April 6, 2005. Filed as Appendix B to our Definitive Proxy Statement on Schedule 14A filed on April 15, 2005.
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

10.28*

Amendment to IDEC Pharmaceuticals Corporation 1993 Non-Employee Directors Stock Option Plan dated June 1, 2011. Filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.

10.29*

IDEC Pharmaceuticals Corporation 1988 Stock Option Plan, as amended and restated through February 19, 2003. Filed as Appendix A to our Definitive Proxy Statement on Schedule 14A filed on April 11, 2003.

10.30*	Amendment to the IDEC Pharmaceuticals Corporation 1988 Stock Option Plan dated April 16, 2004. Filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.
10.31*	Amendment to IDEC Pharmaceuticals Corporation 1988 Stock Option Plan dated April 18, 2008. Filed as Exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.
10.32*

Biogen, Inc. 1987 Scientific Board Stock Option Plan (as amended and restated through February 7, 2003). Filed as Exhibit 10.22 to Biogen, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 0-12042) and incorporated herein by reference.

Exhibit No.	Description
10.33*	Amendment to Biogen, Inc. 1987 Scientific Board Stock Option Plan dated April 18, 2008. Filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.
10.34*	Biogen, Inc. 1985 Non-Qualified Stock Option Plan, as amended and restated through April 11, 2003. Filed as Exhibit 10.22 to our Annual Report on Form 10-K for the year ended December 31, 2007.
10.35*	Amendment to Biogen, Inc. 1985 Non-Qualified Stock Option Plan dated April 18, 2008. Filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.
10.36*	Amendment to Biogen, Inc. 1985 Non-Qualified Stock Option Plan dated October 13, 2008. Filed as Exhibit 10.45 to our Annual Report on Form 10-K for the year ended December 31, 2008.
10.37*	Biogen Idec Inc. 2008 Performance-Based Management Incentive Plan. Filed as Appendix B to Biogen Idec’s Definitive Proxy Statement on Schedule 14A filed on May 8, 2008.
10.38*	Voluntary Executive Supplemental Savings Plan, as amended and restated effective January 1, 2004. Filed as Exhibit 10.13 to our Annual Report on Form 10-K for the year ended December 31, 2003.
10.39*+	Supplemental Savings Plan, as amended and restated effective January 1, 2012.
10.40*+	Voluntary Board of Directors Savings Plan, as amended and restated effective January 1, 2012.
10.41*

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

10.45*	Annual Retainer Summary for Board of Directors. Filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.
10.46*	Form of indemnification agreement for directors and executive officers. Filed as Exhibit 10.1 to our Current Report on Form 8-K filed on June 7, 2011.
10.47*	Employment Agreement between Biogen Idec and George A. Scangos dated as of June 28, 2010. Filed as Exhibit 10.1 to our Current Report on Form 8-K filed on July 1, 2010.
10.48*	Employment Agreement between Biogen Idec and James C Mullen dated as of June 20, 2003. Filed as Exhibit 10.2 to our Registration Statement on Form S-4 (File No. 333-107098).
10.49*	First Amendment to Employment Agreement between Biogen Idec and James C. Mullen dated February 7, 2006. Filed as Exhibit 10.1 to our Current Report on Form 8-K filed on February 10, 2006.
10.50*

Second Amendment to Employment Agreement between Biogen Idec and James C. Mullen dated as of December 4, 2008. Filed as Exhibit 10.59 to our Annual Report on Form 10-K for the year ended December 31, 2008.

10.51*	Transition Agreement between Biogen Idec and James C. Mullen dated as of January 4, 2010. Filed as Exhibit 10.50 to our Annual Report on Form 10-K for the year ended December 31, 2009.
10.52*	Letter regarding employment arrangement of Paul J. Clancy dated August 17, 2007. Filed as Exhibit 10.49 to our Annual Report on Form 10-K for the year ended December 31, 2007.

Exhibit No.	Description
10.53*	Letter regarding employment arrangement of Francesco Granata dated January 6, 2010. Filed as Exhibit 10.55 to our Annual Report on Form 10-K for the year ended December 31, 2010.
10.54*	Amendment to letter regarding employment arrangement of Francesco Granata. Filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.
10.55*	Severance Plan for EVP, Global Commercial Operations (Francesco Granata). Filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.
10.56*	Separation Agreement between Biogen Idec and Francesco Granata dated September 29, 2011. Filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.
10.57*+	Letter regarding employment arrangement of Douglas E. Williams dated December 7, 2010.
10.58*+	Letter regarding employment arrangement of Steven H. Holtzman dated November 19, 2010.
21+	Subsidiaries.
23+	Consent of PricewaterhouseCoopers LLP, an Independent Registered Public Accounting Firm.
31.1+	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1++	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101++

The following materials from Biogen Idec Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statement of Equity and (v) Notes to Consolidated Financial Statements.

^

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