Form 10-Q
period 2012-03-31
BIOGEN IDEC INC.
filed 2012-05-01
CIK 875045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

The number of shares of the issuer’s Common Stock, $0.0005 par value, outstanding as of April 24, 2012, was 239,562,899 shares.

BIOGEN IDEC INC.

FORM 10-Q — Quarterly Report

For the Quarterly Period Ended March 31, 2012

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that are based on our current beliefs and expectations. These forward-looking statements may be accompanied by such words as “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “project,” “target,” “will” and other words and terms of similar meaning. Reference is made in particular to forward-looking statements regarding:

•

the anticipated amount, timing and accounting of product revenues, joint business revenues, royalty revenues, deferred revenues, milestone and other payments under licensing, collaboration or acquisition agreements, tax positions and contingencies, doubtful accounts, cost of sales, research and development costs and other expenses, amortization of intangible assets, and foreign currency forward contracts;

•	our plans to develop further risk stratification protocols for TYSABRI and the impact of such protocols;

•	the expected lifetime revenue of AVONEX and amortization recorded in relation to its core technology;

•	the anticipated launch of BG-12;

•	the potential launch of our factor VIII and factor IX product candidates;

•	additional planned regulatory filings for and launches of FAMPYRA;

•	the timing, outcome and impact of proceedings related to: patents and other intellectual property rights; tax audits, assessments and settlements; and other legal proceedings;

•	the anticipated impact of accounting standards;

•	the costs and timing of the development and commercialization of our pipeline products and services;

•	the timing and financial impact of measures worldwide designed to reduce healthcare costs;

•	the impact that the deterioration of the credit and economic conditions in certain countries in Europe may have on the collection of outstanding receivables in such countries;

•	our ability to finance our operations and business initiatives and obtain funding for such activities;

•	contract manufacturing activity;

•	the timing and expected financial impact of vacating our facility in Weston, Massachusetts;

•	the location of, plans for, and financial impact of our manufacturing facilities, corporate headquarters and other properties; and

•	the drivers for growing our business, including our plans to pursue business development and research opportunities, and competitive conditions.

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

PART I FINANCIAL INFORMATION

BIOGEN IDEC INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited, in thousands, except per share amounts)

	For the Three Months Ended March 31,
	2012	2011
Revenues:
Product	$975,488	$907,102
Unconsolidated joint business	284,552	256,124
Other	31,974	40,116

Total revenues	1,292,014	1,203,342

Cost and expenses:
Cost of sales, excluding amortization of acquired intangible assets	133,197	103,113
Research and development	355,962	293,633
Selling, general and administrative	300,089	244,516
Collaboration profit sharing	85,894	74,794
Amortization of acquired intangible assets	45,961	53,216
Fair value adjustment of contingent consideration	1,258	1,200
Restructuring charge	283	16,587

Total cost and expenses	922,644	787,059

Income from operations	369,370	416,283
Other income (expense), net	15,144	9,951

Income before income tax expense	384,514	426,234
Income tax expense	82,148	117,468

Net income	302,366	308,766
Net income (loss) attributable to noncontrolling interests, net of tax	(295)	14,435

Net income attributable to Biogen Idec Inc.	$302,661	$294,331

Net income per share:
Basic earnings per share attributable to Biogen Idec Inc.	$1.26	$1.22

Diluted earnings per share attributable to Biogen Idec Inc.	$1.25	$1.20

Weighted-average shares used in calculating:
Basic earnings per share attributable to Biogen Idec Inc.	239,754	241,536

Diluted earnings per share attributable to Biogen Idec Inc.	241,828	244,551

See accompanying notes to these unaudited condensed consolidated financial statements.

BIOGEN IDEC INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited, in thousands)

	For the Three Months Ended March 31,
	2012	2011
Net income	$302,366	$308,766

Other comprehensive income:
Unrealized gains (losses) on securities available for sale, net of tax of $1,122 and $6,928	1,911	(11,796)
Unrealized gains (losses) on foreign currency forward contracts, net of tax of $2,143 and $2,036	(18,363)	(17,378)
Unrealized gains (losses) on pension benefit obligations	189	11
Currency translation adjustment	25,154	52,544

Total other comprehensive income, net of tax	8,891	23,381

Comprehensive income	311,257	332,147
Comprehensive income (loss) attributable to noncontrolling interests, net of tax	(230)	17,199

Comprehensive income attributable to Biogen Idec Inc.	$311,487	$314,948

See accompanying notes to these unaudited condensed consolidated financial statements.

BIOGEN IDEC INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except per share amounts)

	As of March 31, 2012	As of December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$298,139	$514,542
Marketable securities	978,473	1,176,115
Accounts receivable, net	684,242	584,603
Due from unconsolidated joint business	257,351	228,724
Inventory	337,619	326,843
Other current assets	122,126	144,600

Total current assets	2,677,950	2,975,427
Marketable securities	1,471,943	1,416,737
Property, plant and equipment, net	1,617,459	1,571,387
Intangible assets, net	1,783,981	1,608,191
Goodwill	1,193,279	1,146,314
Investments and other assets	368,937	331,548

Total assets	$9,113,549	$9,049,604

LIABILITIES AND EQUITY
Current liabilities:
Current portion of notes payable and line of credit	$453,361	$3,292
Taxes payable	50,066	45,939
Accounts payable	173,330	186,448
Accrued expenses and other	660,562	677,210

Total current liabilities	1,337,319	912,889
Notes payable, line of credit and other financing arrangements	626,012	1,060,808
Long-term deferred tax liability	324,264	248,644
Other long-term liabilities	517,406	400,276

Total liabilities	2,805,001	2,622,617

Commitments and contingencies
Equity:
Biogen Idec Inc. shareholders’ equity
Preferred stock, par value $0.001 per share	—	—
Common stock, par value $0.0005 per share	129	128
Additional paid-in capital	4,217,248	4,185,048
Accumulated other comprehensive income (loss)	(17,710)	(26,535)
Retained earnings	3,409,308	3,106,761
Treasury stock, at cost	(1,303,074)	(839,903)

Total Biogen Idec Inc. shareholders’ equity	6,305,901	6,425,499
Noncontrolling interests	2,647	1,488

Total equity	6,308,548	6,426,987

Total liabilities and equity	$9,113,549	$9,049,604

See accompanying notes to these unaudited condensed consolidated financial statements.

BIOGEN IDEC INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	For the Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net income	$302,366	$308,766
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	83,945	92,545
Share-based compensation	32,396	33,119
Deferred income taxes	(3,876)	71,974
Other	(29,073)	(19,689)
Changes in operating assets and liabilities, net:
Accounts receivable	(89,066)	(90,712)
Accrued expenses and other current liabilities	(82,031)	(149,063)
Other changes in operating assets and liabilities, net	(20,036)	6,638

Net cash flows provided by operating activities	194,625	253,578

Cash flows from investing activities:
Proceeds from sales and maturities of marketable securities	824,434	788,083
Purchases of marketable securities	(677,092)	(908,730)
Acquisition of Stromedix, Inc., net of cash acquired	(72,401)	—
Purchases of property, plant and equipment	(54,551)	(32,143)
Other	(19,772)	25,995

Net cash flows provided by (used in) investing activities	618	(126,795)

Cash flows from financing activities:
Purchase of treasury stock	(463,171)	(195,287)
Proceeds from issuance of stock for share-based compensation arrangements	24,080	91,155
Other	22,827	4,300

Net cash flows used in financing activities	(416,264)	(99,832)

Net (decrease) increase in cash and cash equivalents	(221,021)	26,951
Effect of exchange rate changes on cash and cash equivalents	4,618	4,126
Cash and cash equivalents, beginning of the period	514,542	759,598

Cash and cash equivalents, end of the period	$298,139	$790,675

See accompanying notes to these unaudited condensed consolidated financial statements.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	Business

Overview

Biogen Idec is a global biotechnology company that discovers, develops, manufactures and markets therapies for the treatment of neurodegenerative diseases, hemophilia and autoimmune disorders. Patients worldwide benefit from our multiple sclerosis therapies.

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair statement of our financial statements for interim periods in accordance with accounting principles generally accepted in the United States (U.S. GAAP). The information included in this quarterly report on Form 10-Q should be read in conjunction with our consolidated financial statements and the accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2011 (2011 Form 10-K). Our accounting policies are described in the “Notes to Consolidated Financial Statements” in our 2011 Form 10-K and updated, as necessary, in this Form 10-Q. The year-end condensed consolidated balance sheet data presented for comparative purposes was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period. Certain prior-year amounts may be reclassified to conform to the current year’s presentation.

Consolidation

Our condensed consolidated financial statements reflect our financial statements, those of our wholly-owned subsidiaries and those of certain variable interest entities in which we are the primary beneficiary. For consolidated entities in which we own or are exposed to less than 100% of the economics, we record net income (loss) attributable to noncontrolling interests in our condensed consolidated statements of income equal to the percentage of the economic or ownership interest retained in such entities by the respective noncontrolling parties. All material intercompany balances and transactions are eliminated in consolidation.

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

Use of Estimates

The preparation of our condensed consolidated financial statements in accordance with U.S. GAAP requires management to make estimates, judgments, and assumptions that may affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates and judgments and methodologies, including those related to revenue recognition and related allowances, our collaborative relationships, clinical trial expenses, the consolidation of variable interest entities, the valuation of contingent consideration, the valuation of acquired intangible assets

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited, continued)

including in-process research and development, inventory, impairment and amortization of long-lived assets including intangible assets, impairments of goodwill, share-based compensation, income taxes including the valuation allowance for deferred tax assets, the valuation of investments, derivatives and hedging activities, contingencies, litigation, and restructuring charges. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

2.	Acquisitions

Stromedix, Inc.

On March 8, 2012, we completed our acquisition of all the outstanding stock of Stromedix, Inc. (Stromedix), a privately held company located in Cambridge, Massachusetts. Stromedix is a business involved in the discovery of antibodies designed to treat fibrosis disorders. Stromedix’ lead candidate, STX-100, is expected to enter a phase 2 trial in patients with idiopathic fibrosis (IPF) by mid-year. The purchase price is comprised of a $75.0 million cash payment, plus contingent consideration in the form of development and approval milestones up to a maximum of $487.5 million, of which $275.0 million is associated with the development and approval of STX-100 for the treatment of IPF. The acquisition was funded from our existing cash on hand and has been accounted for as the acquisition of a business. In addition to acquiring the outstanding stock of the entity and obtaining the rights to STX-100, we obtained the services of key employees and the rights to a second antibody and an antibody conjugate, both of which are in preclinical development.

Upon acquisition, we recorded a liability of $117.6 million representing the fair value of the contingent consideration. This amount was estimated through a valuation model that incorporates industry based probability adjusted assumptions relating to the achievement of these milestones and thus the likelihood of us making payments. This fair value measurement is based upon significant inputs not observable in the market and therefore represents a Level 3 measurement. Subsequent changes in the fair value of this obligation will be recognized as adjustments to contingent consideration and reflected within our condensed consolidated statements of income. For additional information related to our fair value of this obligation, please read Note 7, Fair Value Measurements to these condensed consolidated financial statements.

The purchase price consists of the following:

(In millions)
Cash portion of consideration	$75.0
Fair value of pre-existing equity ownership	10.2
Contingent consideration	117.6

Total purchase price	$202.8

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited, continued)

The following table summarizes the estimated fair values of the separately identifiable assets acquired and liabilities assumed as of March 8, 2012:

(In millions)
In-process research and development	$219.2
Goodwill	47.0
Deferred tax assets	14.4
Deferred tax liability	(77.9)
Other, net	0.1

Total purchase price	$202.8

Our preliminary estimate of the fair value of the specifically identifiable assets acquired and liabilities assumed as of the date of acquisition is subject to the finalization of management’s analysis related to tax matters, such as filing Stromedix’ final tax return and completing the evaluation of whether we can utilize Stromedix’ net operating losses. The final determination of these fair values will be completed as soon as possible as additional information becomes available but no later than one year from the acquisition date. Although the final determination may result in asset and liability fair values that are different than the preliminary estimates of these amounts included herein, it is not expected that those differences will be material to our financial results.

Our estimate of the fair value of the IPR&D programs acquired was determined through a probability adjusted cash flow analysis utilizing a discount rate of 20%. This valuation was primarily driven by the value associated with the primary indication of the lead candidate, STX-100, which is expected to be completed no earlier than fiscal 2020 at a remaining cost of approximately $290.0 million. The fair value associated with STX-100 for the treatment of IPF was $202.6 million. These fair value measurements were based on significant inputs not observable in the market and thus represents Level 3 fair value measurements.

The goodwill recognized is largely attributable to establishing a deferred tax liability for the acquired in-process research and development (IPR&D) intangible assets which have no tax basis, and therefore is not tax deductible.

Pro forma results of operations would not be materially different as a result of the acquisition of Stromedix and therefore are not presented. Subsequent to the acquisition date, our results of operations include the results of Stromedix.

Prior to the acquisition of Stromedix, we had an equity interest equal to approximately 5% of the company’s total capital stock (on an “as converted” basis) pursuant to a license agreement we entered into with Stromedix in 2007 for the development of the STX-100 product candidate. Under the terms of the agreement we were entitled to receive certain regulatory and commercial milestones as well as royalties on commercial sales. Based on the fair market value of this interest derived from the purchase price, we recognized a gain of approximately $9.0 million, which reflected as a component of other income (expense), net within our condensed consolidated statement of income for the three months ended March 31, 2012.

3.	Accounts Receivable

Our accounts receivable primarily arise from product sales in the U.S. and Europe and mainly represent amounts due from our wholesale distributors, public hospitals and other government entities. Concentrations of credit risk with respect to our accounts receivable, which are typically unsecured, are limited due to the wide variety of customers and markets using our products, as well as their dispersion across many different geographic areas. The majority of our accounts receivable have standard payment terms which are generally between 30 and

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited, continued)

90 days. We monitor the financial performance and credit worthiness of our large customers so that we can properly assess and respond to changes in their credit profile. We operate in certain countries where weakness in economic conditions has resulted in extended collection periods. We continue to monitor these economic conditions, including volatility associated with international economies, and related impacts on the relevant financial markets and our business, especially in light of sovereign credit issues. We provide reserves against trade receivables for estimated losses that may result from a customer’s inability to pay. Amounts determined to be uncollectible are charged or written-off against the reserve. To date, our historical write-offs of accounts receivable have not been significant.

The credit and economic conditions within Italy, Spain, Portugal and Greece, among other members of the European Union, have continued to deteriorate. These conditions have increased, and may continue to increase, the average length of time that it takes to collect on our accounts receivable outstanding in these countries. In countries where we expect to collect receivables greater than one year from the time of sale, we have discounted our receivables and reduced related revenues over the period of time that we estimate those amounts will be paid using the country’s interest rate yield for government securities for such period. The related receivables are classified at the time of sale as long-term assets. We accrete interest income on these receivables, which is recognized as a component of other income (expense), net within our condensed consolidated statements of income.

To date, our concentration of credit risk related to our accounts receivable balances in Greece has been limited as our only receivables in this market are due from our distributor. While we have received full payment from our Greek distributor for all sales through February 28, 2012, the Greek government may be unable to pay our distributor for subsequent sales of product and consequently we may be unable to collect future amounts due from our distributor. As we have determined that the collectability of amounts resulting from transactions with our Greek distributor is no longer reasonably assured, we began deferring revenue on sales of AVONEX and TYSABRI in Greece during the quarter ended March 31, 2012. We will recognize revenue upon cash collection until we are able to assert that collectability is reasonably assured.

Our net accounts receivable balances from product sales in selected European countries are summarized as follows:

	As of March 31, 2012
(In millions)	Current Balance Included within Accounts Receivable, net	Non-Current Balance Included within Investments and Other Assets	Total
Spain	$59.8	$97.6	$157.4
Italy	$88.4	$8.0	$96.4
Portugal	$23.3	$15.4	$38.7
Greece	$3.2	$—	$3.2

	As of December 31, 2011
(In millions)	Current Balance Included within Accounts Receivable, net	Non-Current Balance Included within Investments and Other Assets	Total
Spain	$68.5	$65.5	$134.0
Italy	$19.4	$48.7	$68.1
Portugal	$20.6	$12.3	$32.9
Greece	$4.0	$—	$4.0

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited, continued)

Approximately $70.4 million and $56.0 million of the aggregated balances for these countries were overdue more than one year as of March 31, 2012 and December 31, 2011, respectively.

4.	Reserves for Discounts and Allowances

An analysis of the amount of, and change in, reserves is summarized as follows:

		Contractual
(In millions)	Discounts	Adjustments	Returns	Total
Balance, as of December 31, 2011	$12.6	$119.3	$23.7	$155.6
Current provisions relating to sales in current year	26.0	109.8	10.3	146.1
Adjustments relating to prior years	(0.3)	(3.5)	0.7	(3.1)
Payments/returns relating to sales in current year	(12.7)	(31.3)	(0.1)	(44.1)
Payments/returns relating to sales in prior years	(10.8)	(60.7)	(2.3)	(73.8)

Balance, as of March 31, 2012	$14.8	$133.6	$32.3	$180.7

The total reserves above, included in our condensed consolidated balance sheets, are summarized as follows:

	As of	As of
	March 31,	December 31,
(In millions)	2012	2011
Reduction of accounts receivable	$48.2	$40.6
Component of accrued expenses and other	132.5	115.0

Total reserves	$180.7	$155.6

5.	Inventory

The components of inventory are summarized as follows:

	As of	As of
(In millions)	March 31, 2012	December 31, 2011
Raw materials	$90.8	$83.8
Work in process	163.5	169.4
Finished goods	83.3	73.6

Total inventory	$337.6	$326.8

6.	Intangible Assets and Goodwill

In connection with our acquisition of Stromedix, we acquired IPR&D programs with an estimated fair value totaling $219.2 million and recorded $47.0 million of goodwill, which represents the excess of the purchase price over the fair value of the net assets acquired. For a more detailed description of this transaction, please read Note 2, Acquisitions to these condensed consolidated financial statements.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited, continued)

Intangible Assets

Intangible assets, net of accumulated amortization, impairment charges and adjustments, are summarized as follows:

		As of March 31, 2012			As of December 31, 2011
	Estimated		Accumulated			Accumulated
(In millions)	Life	Cost	Amortization	Net	Cost	Amortization	Net
Out-licensed patents	13-23 years	$578.0	$(398.7)	$179.3	$578.0	$(391.3)	$186.7
Core developed technology	15-23 years	3,005.3	(1,837.0)	1,168.3	3,005.3	(1,801.1)	1,204.2
In-process research and development	Up to 15 years upon commercialization	330.1	—	330.1	110.9	—	110.9
Trademarks and tradenames	Indefinite	64.0	—	64.0	64.0	—	64.0
In-licensed rights and patents	6-16 years	49.8	(7.5)	42.3	47.2	(4.8)	42.4
Assembled workforce	4 years	2.1	(2.1)	—	2.1	(2.1)	—

Total intangible assets		$4,029.3	$(2,245.3)	$1,784.0	$3,807.5	$(2,199.3)	$1,608.2

Amortization of acquired intangible assets totaled $46.0 million and $53.3 million for the three months ended March 31, 2012 and 2011, respectively. Amortization for acquired intangible assets is expected to be in the range of approximately $130.0 million to $200.0 million annually through 2016.

AVONEX Core Technology Asset

Our most significant intangible asset is the core technology related to our AVONEX product. The net book value of this asset as of March 31, 2012 was $1,156.6 million. Amortization of our core acquired intangible asset related to AVONEX is expected to be in the range of approximately $100.0 million to $160.0 million annually through 2016.

JC Virus Assay

In the first quarter of 2011, we licensed rights for the diagnostic and therapeutic application of recombinant virus-like particles, known as VP1 proteins, to detect antibodies of the JC virus (JCV) in serum or blood. Under the terms of this license, we expect to make payments totaling approximately $58.9 million through 2016. These payments include upfront and milestone payments as well as the greater of an annual maintenance fee or usage-based royalty payment. As of March 31, 2012 and December 31, 2011, we have recognized an intangible asset totaling $21.8 million and $19.2 million, respectively, reflecting the total amount of upfront payments made and other time-based milestone payments. We will further capitalize additional payments due under this arrangement as an intangible asset upon achievement. Amortization of amounts capitalized utilizes an economic consumption model that will be based on an estimate of the probable payments we expect to make in relation to the total number of JCV antibody assay tests performed through 2016.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited, continued)

Goodwill

The following table provides a roll forward of the changes in goodwill:

	As of	As of
(In millions)	March 31, 2012	December 31, 2011
Goodwill, beginning of period	$1,146.3	$1,146.3
Goodwill acquired during the period	47.0	—

Goodwill, end of period	$1,193.3	$1,146.3

As of March 31, 2012, we had no accumulated impairment losses related to goodwill.

7.	Fair Value Measurements

The tables below present information about our assets and liabilities that are regularly measured and carried at fair value and indicate the level within the fair value hierarchy of the valuation techniques we utilized to determine each fair value:

(In millions)	As of March 31, 2012	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$161.4	$—	$161.4	$—
Marketable debt securities:
Corporate debt securities	725.9	—	725.9	—
Government securities	1,368.6	—	1,368.6	—
Mortgage and other asset backed securities	355.9	—	355.9	—
Marketable equity securities	0.1	0.1	—	—
Venture capital investments	22.1	—	—	22.1
Derivative contracts	16.9	—	16.9	—
Plan assets for deferred compensation	12.6	—	12.6	—

Total	$2,663.5	$0.1	$2,641.3	$22.1

Liabilities:
Derivative contracts	$0.9	$—	$0.9	$—
Contingent consideration	269.9	—	—	269.9

Total	$270.8	$—	$0.9	$269.9

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited, continued)

(In millions)	As of December 31, 2011	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$399.8	$—	$399.8	$—
Marketable debt securities:
Corporate debt securities	602.6	—	602.6	—
Government securities	1,716.5	—	1,716.5	—
Mortgage and other asset backed securities	273.8	—	273.8	—
Marketable equity securities	0.1	0.1	—	—
Venture capital investments	23.5	—	—	23.5
Derivative contracts	39.5	—	39.5	—
Plan assets for deferred compensation	11.6	—	11.6	—

Total	$3,067.4	$0.1	$3,043.8	$23.5

Liabilities:
Derivative contracts	$0.5	$—	$0.5	$—
Contingent consideration	151.0	—	—	151.0

Total	$151.5	$—	$0.5	$151.0

The majority of our financial assets and liabilities have been classified as Level 2, which include our cash equivalents, derivative contracts, marketable debt securities, and plan assets for deferred compensation. The fair value of Level 2 instruments classified as cash equivalents and marketable debt securities were determined using third party pricing services. For a description of our validation procedures related to prices provided by third party pricing services, refer to Note 1, Summary of Significant Accounting Policies: Fair Value Measurements, to our consolidated financial statements included within our 2011 Form 10-K.

Our marketable equity securities represent investments in publicly traded equity securities and are the only investments for which we used Level 1 inputs to determine fair value. Our venture capital investments include investments in certain venture capital funds, accounted for at fair value, which primarily invest in small privately-owned, venture-backed biotechnology companies. These venture capital investments represented approximately 0.3% of total assets as of March 31, 2012 and December 31, 2011, respectively.

The following table provides a roll forward of the fair value of our venture capital investments, which are all Level 3 assets:

	For the Three Months Ended March 31,
(In millions)	2012	2011
Fair value, beginning of period	$23.5	$20.8
Unrealized gains included in earnings	0.4	0.6
Unrealized losses included in earnings	(1.8)	(1.0)
Purchases	—	0.1

Fair value, end of period	$22.1	$20.5

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited, continued)

The fair and carrying values of our debt instruments, which are all Level 2 liabilities, are summarized as follows:

	As of March 31, 2012		As of December 31, 2011
(In millions)	Fair Value	Carrying Value	Fair Value	Carrying Value
Notes payable to Fumedica	$23.3	$20.8	$22.4	$19.7
6.0% Senior Notes due March 1, 2013	469.4	449.9	474.1	449.9
6.875% Senior Notes due March 1, 2018	670.6	590.9	663.9	592.3

Total	$1,163.3	$1,061.6	$1,160.4	$1,061.9

We utilized Level 2 inputs to determine the fair value of our notes payable to Fumedica and our Senior Notes. The fair value of our note payable to Fumedica was estimated using market observable inputs, including current interest and foreign currency exchange rates. The fair value of our Senior Notes was determined through market, observable, and corroborated sources.

The following table provides a roll forward of the fair values of our contingent consideration obligations, which are all Level 3 liabilities:

	For the Three Months Ended March 31,
(In millions)	2012	2011
Fair value, beginning of period	$151.0	$81.2
Additions	117.6	—
Changes in fair value	1.3	1.2

Fair value, end of period	$269.9	$82.4

As of March 31, 2012 and December 31, 2011, approximately $248.9 million and $140.3 million, respectively, of the fair value of our total contingent consideration obligations were reflected as components of other long-term liabilities within our condensed consolidated balance sheets with the remaining balances reflected as a component of accrued expenses and other.

In connection with our acquisition of Stromedix in March 2012, we recorded a liability of $117.6 million representing the fair value of the contingent consideration. This valuation was based on probability weighted net cash outflow projections of $487.5 million, discounted using a rate of 5.3%, which is the estimated cost of debt financing for market participants.

The consideration for our acquisitions often include future payments that are contingent upon the occurrence of a particular event. For acquisitions completed after January 1, 2009, we record a contingent consideration obligation for such contingent consideration payments at fair value on the acquisition date. We estimate the acquisition date fair value of contingent consideration obligations through valuation models that incorporate probability adjusted assumptions related to the achievement of the milestones and thus likelihood of making related payments. We revalue these contingent consideration obligations each reporting period. Changes in the fair value of our contingent consideration obligations are recognized within our condensed consolidated statements of income. Changes in the fair value of the contingent consideration obligations can result from changes to one or multiple inputs, including adjustments to the discount rates and periods utilized, changes in estimated cash flows projected if the product candidate is successfully commercialized, changes in the assumed achievement or timing of any development milestones, changes in the probability of certain clinical events and changes in the assumed probability associated with regulatory approval. Our contingent consideration obligation related to our purchase of the noncontrolling interest in the Dompé joint ventures also includes an estimate of the timing and amount of cumulative sales of product(s) over a specified performance period.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited, continued)

We establish discount rates to be utilized in our valuation models based on the cost to borrow that would be required by a market participant for similar instruments. The value of our contingent obligations as of March 31, 2012 were based upon discount rates ranging from 3.2% to 5.4%, which represents the estimated cost of debt financing for market participants. We base the timing to complete the development and approval of product candidates on the current development stage of the product candidates and the inherent difficulties and uncertainties in developing a product candidate, such as obtaining U.S. Food and Drug Administration (FDA) and other regulatory approvals. In determining the probability of regulatory approval and commercial success, we utilize data regarding similar milestone events from several sources, including industry studies and our own experience. These fair value measurements represent Level 3 measurements as they are based on significant inputs not observable in the market. Significant judgment is employed in determining the appropriateness of these assumptions as of the acquisition date and for each subsequent period. Accordingly, changes in assumptions could have a material impact on the amount of contingent consideration expense we record in any given period.

In connection with our acquisition of Stromedix, we also allocated $219.2 million of the total purchase price to acquired IPR&D, which was capitalized as an intangible asset. The amount allocated to acquired IPR&D was based on significant inputs not observable in the market and thus represented a Level 3 fair value measurement. These assets are tested for impairment annually until commercialization, after which time the IPR&D is amortized over its estimated useful life.

There has been no impairment of our assets and liabilities measured at fair value during the three months ended March 31, 2012. In addition, there were no changes in valuation techniques or inputs utilized or transfers between fair value measurement levels during the three months ended March 31, 2012. For additional information related to the valuation techniques and inputs utilized in valuation of our financial assets and liabilities, please read Note 1, Summary of Significant Accounting Policies to our consolidated financial statements included within our 2011 Form 10-K.

8.	Financial Instruments

Marketable Securities

The following tables summarize our marketable debt and equity securities:

		Gross	Gross
	Fair	Unrealized	Unrealized	Amortized
As of March 31, 2012 (In millions):	Value	Gains	Losses	Cost
Available-for-sale:
Corporate debt securities
Current	$227.3	$0.3	$(0.1)	$227.1
Non-current	498.6	2.3	(0.3)	496.6
Government securities
Current	750.8	0.3	(0.1)	750.6
Non-current	617.8	0.9	(0.1)	617.0
Mortgage and other asset backed securities
Current	0.3	—	—	0.3
Non-current	355.6	1.0	(1.2)	355.8

Total marketable debt securities	$2,450.4	$4.8	$(1.8)	$2,447.4

Marketable equity securities, non-current	$0.1	$—	$—	$0.1

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited, continued)

		Gross	Gross
	Fair	Unrealized	Unrealized	Amortized
As of December 31, 2011 (In millions):	Value	Gains	Losses	Cost
Available-for-sale:
Corporate debt securities
Current	$155.0	$0.2	$(0.1)	$154.9
Non-current	447.6	1.2	(1.5)	447.9
Government securities
Current	1,021.0	0.4	—	1,020.6
Non-current	695.5	0.9	(0.2)	694.8
Mortgage and other asset backed securities
Current	0.1	—	—	0.1
Non-current	273.7	0.5	(1.3)	274.5

Total marketable debt securities	$2,592.9	$3.2	$(3.1)	$2,592.8

Marketable equity securities, non-current	$0.1	$—	$(0.1)	$0.2

In the tables above, as of March 31, 2012 and December 31, 2011, government securities included $171.3 million and $214.0 million, respectively, of Federal Deposit Insurance Corporation (FDIC) guaranteed senior notes issued by financial institutions under the Temporary Liquidity Guarantee Programs, which will all mature prior to December 31, 2012.

The following table summarizes our financial assets with original maturities of less than 90 days included within cash and cash equivalents on the accompanying condensed consolidated balance sheet:

	As of	As of
	March 31,	December 31,
(In millions)	2012	2011
Repurchase agreements	14.4	8.8
Short-term debt securities	147.0	391.0

Total	$161.4	$399.8

The carrying values of our repurchase agreements and short-term debt securities approximate fair value.

Summary of Contractual Maturities: Available-for-Sale Securities

The estimated fair value and amortized cost of our marketable debt securities available-for-sale by contractual maturity are summarized as follows:

	As of March 31, 2012		As of December 31, 2011
	Estimated	Amortized	Estimated	Amortized
(In millions)	Fair Value	Cost	Fair Value	Cost
Due in one year or less	$978.4	$978.0	$1,176.1	$1,175.6
Due after one year through five years	1,280.8	1,278.0	1,251.6	1,251.4
Due after five years	191.2	191.4	165.2	165.8

Total available-for-sale securities	$2,450.4	$2,447.4	$2,592.9	$2,592.8

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited, continued)

The average maturity of our marketable securities as of March 31, 2012 and December 31, 2011 was 14 months, respectively.

Proceeds from Marketable Debt Securities

The proceeds from maturities and sales of marketable debt securities and resulting realized gains and losses are summarized as follows:

	For the Three Months Ended March 31,
(In millions)	2012	2011
Proceeds from maturities and sales	$824.4	$788.1
Realized gains	$0.7	$2.4
Realized losses	$(0.7)	$(0.8)

Proceeds were generally reinvested. Realized losses for the three months ended March 31, 2012 primarily relate to sales of agency mortgage-backed securities. Realized losses for the three months ended March 31, 2011 primarily relate to the sale of agency mortgage-backed securities and corporate debt securities.

Strategic Investments

As of March 31, 2012 and December 31, 2011, our strategic investment portfolio was comprised of investments totaling $59.4 million and $62.8 million, respectively, which are included in investments and other assets in our accompanying condensed consolidated balance sheets. Our strategic investment portfolio includes investments in equity securities of certain biotechnology companies and our investments in venture capital funds accounted for at fair value which totaled $22.2 million and $23.6 million as of March 31, 2012 and December 31, 2011, respectively. Our strategic investment portfolio also includes other equity investments in privately-held companies and additional investments in venture capital funds accounted for under the cost method. The carrying value of these investments totaled $37.2 million and $39.2 million, as of March 31, 2012 and December 31, 2011, respectively.

During the three months ended March 31, 2012 and 2011, we realized net gains, impairments and changes to fair value recorded through income of $11.3 million and $13.1 million, respectively, on our strategic investment portfolio. The gains recognized during the three months ended March 31, 2012, include a gain of $9.0 million recognized upon our acquisition of Stromedix for which we previously held a private-equity interest. For a more detailed description of this transaction, please read Note 2, Acquisitions to these condensed consolidated financial statements. The gains recognized during the three months ended March 31, 2011 include a gain of $13.8 million on the sale of one of our marketable equity investments.

Impairments

For the three months ended March 31, 2012, we recognized $0.5 million in charges for the impairment of our publicly-held strategic investments and investments in venture capital funds accounted for under the cost method. No impairments were recognized in relation to our investments in privately-held companies.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited, continued)

For the three months ended March 31, 2011, we recognized $0.3 million in charges for the impairment of our investments in privately-held companies and our investments in venture capital funds accounted for under the cost method. No impairments were recognized in relation to our publicly-held strategic investments.

9.	Derivative Instruments

Foreign Currency Forward Contracts

Due to the global nature of our operations, portions of our revenues are earned in currencies other than the U.S. dollar. The value of revenues measured in U.S. dollars is therefore subject to changes in foreign currency exchange rates. In order to mitigate these changes we use foreign currency forward contracts to lock in exchange rates associated with a portion of our forecasted international revenues.

Foreign currency forward contracts in effect as of March 31, 2012 and December 31, 2011 had durations of 1 to 12 months. These contracts have been designated as cash flow hedges and accordingly, to the extent effective, any unrealized gains or losses on these foreign currency forward contracts are reported in accumulated other comprehensive income (loss). Realized gains and losses for the effective portion of such contracts are recognized in revenue when the sale of product in the currency being hedged is recognized. To the extent ineffective, hedge transaction gains and losses are reported in other income (expense), net.

The notional value of foreign currency forward contracts that were entered into to hedge forecasted revenues is summarized as follows:

	Notional Amount
Foreign Currency: (in millions)	As of March 31, 2012	As of December 31, 2011
Euro	$539.0	$496.4
Canadian dollar	18.0	22.9
Swedish krona	10.2	13.0

Total foreign currency forward contracts	$567.2	$532.3

The portion of the fair value of these foreign currency forward contracts that was included in accumulated other comprehensive income (loss) within total equity reflected gains of $16.0 million and $36.5 million as of March 31, 2012 and December 31, 2011, respectively. We expect all contracts to be settled over the next 12 months and any amounts in accumulated other comprehensive income (loss) to be reported as an adjustment to revenue. We consider the impact of our and our counterparties’ credit risk on the fair value of the contracts as well as the ability of each party to execute its obligations under the contract. As of March 31, 2012 and December 31, 2011, respectively, credit risk did not materially change the fair value of our foreign currency forward contracts.

In relation to our foreign currency forward contracts, we recognized in other income (expense) net gains of $1.9 million and $0.8 million for the three months ended March 31, 2012 and 2011, respectively, due to hedge ineffectiveness.

In addition, we recognized in product revenue $5.4 million of net gains, and net losses of $8.3 million for the three months ended March 31, 2012 and 2011, respectively, for the settlement of certain effective cash flow hedge instruments. These settlements were recorded in the same period as the related forecasted revenues.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited, continued)

Summary of Derivatives Designated as Hedging Instruments

The following table summarizes the fair value and presentation in our condensed consolidated balance sheets for derivatives designated as hedging instruments:

(In millions)	Balance Sheet Location	Fair Value As of March 31, 2012
Foreign Currency Contracts
Asset derivatives	Other current assets	$14.7
Liability derivatives	Accrued expenses and other	$0.7

(In millions)	Balance Sheet Location	Fair Value As of December 31, 2011
Foreign Currency Contracts
Asset derivatives	Other current assets	$32.6
Liability derivatives	Accrued expenses and other	$—

The following table summarizes the effect of derivatives designated as hedging instruments on our condensed consolidated statements of income:

(In millions)	Amount Recognized in Accumulated Other Comprehensive Income (Loss) on Derivative Gain/(Loss) (Effective Portion)	Income Statement Location (Effective Portion)	Amount Reclassified from Accumulated Other Comprehensive Income (Loss) into Income Gain/(Loss) (Effective Portion)	Income Statement Location (Ineffective Portion)	Amount of Gain/(Loss) Recorded (Ineffective Portion)
For the Three Months Ended
March 31, 2012:				Other income
Foreign currency contracts	$16.0	Revenue	$5.4	(expense)	$1.9
March 31, 2011:				Other income
Foreign currency contracts	$(30.4)	Revenue	$(8.3)	(expense)	$0.8

Other Derivatives

We also enter into other foreign currency forward contracts, usually with one month durations, to mitigate the foreign currency risk related to certain balance sheet positions. We have not elected hedge accounting for these transactions.

The aggregate notional amount of our outstanding foreign currency contracts was $313.2 million as of March 31, 2012. The fair value of these contracts was a net asset of $2.0 million. Net losses of $4.3 million and $4.9 million related to these contracts were recognized as a component of other income (expense), net, for three months ended March 31, 2012 and 2011, respectively.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited, continued)

10.	Property, Plant and Equipment

Property, plant and equipment are recorded at historical cost, net of accumulated depreciation. Accumulated depreciation on property, plant and equipment was $821.5 million and $782.1 million as of March 31, 2012 and December 31, 2011, respectively.

For the three months ended March 31, 2012 and 2011, we capitalized interest costs related to construction in progress totaling approximately $8.2 million and $7.5 million, respectively. Capitalized interest costs are primarily related to the construction of the manufacturing facility in Hillerød, Denmark.

Cambridge Leases

In July 2011, we executed leases for two office buildings to be built in Cambridge, Massachusetts with a planned occupancy during the second half of 2013. Construction of these facilities began in late 2011. These buildings will serve as the future location of our corporate headquarters and commercial operations as well as provide additional general and administrative and research and development office space. In accordance with accounting guidance applicable to entities involved with the construction of an asset that will be leased when the construction is completed, we are considered the owner, for accounting purposes, of these properties during the construction period. Accordingly, we record an asset along with a corresponding financing obligation on our condensed consolidated balance sheet for the amount of total project costs incurred related to the construction in progress for these buildings. Upon completion of the buildings, we will assess and determine if the assets and corresponding liabilities should be derecognized. As of March 31, 2012 and December 31, 2011, cost incurred by the developer in relation to the construction of these buildings totaled approximately $17.9 million and $2.2 million, respectively.

As a result of our decision to relocate our corporate headquarters and centralize our campus in Cambridge, Massachusetts, we expect to vacate our Weston, Massachusetts facility in the second half of 2013 upon completion of the new buildings. Based upon our most recent estimates, we expect to incur a charge of approximately $35.0 million upon vacating the Weston facility. This amount represents our estimate of our remaining Weston lease obligation, net of sublease income expected to be received.

Hillerød, Denmark Facility

As of March 31, 2012 and December 31, 2011, the construction in progress balance related to the construction of our large-scale biologics manufacturing facility in Hillerød, Denmark totaled $503.4 million and $474.0 million, respectively. We plan to manufacture TYSABRI drug substance at this facility. Based on our current global manufacturing strategy, we have begun process validation runs required for the manufacture of TYSABRI.

11.	Equity

Total equity as of March 31, 2012 decreased $118.4 million compared to December 31, 2011. This decrease was primarily driven by repurchases of our common stock totaling $463.2 million offset by net income attributable to Biogen Idec Inc. of $302.7 million and the increase in additional paid in capital resulting from our share based compensation arrangements totaling $32.2 million.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited, continued)

Share Repurchases

In February 2011, our Board of Directors authorized the repurchase of up to 20.0 million shares of our common stock. This repurchase program does not have an expiration date. As of March 31, 2012, approximately 10.0 million shares of our common stock at a cost of approximately $961.1 million have been repurchased under this authorization, of which approximately 4.0 million shares of our common stock at a cost of $463.2 million were repurchased during the three months ended March 31, 2012. All shares repurchased under this authorization were recorded as treasury stock.

We repurchased approximately 2.8 million shares at a cost of approximately $195.3 million under our 2011 stock repurchase authorization during the three months ended March 31, 2011.

Noncontrolling Interest

The following table reconciles equity attributable to noncontrolling interests:

	For the Three Months
	Ended March 31,
(In millions)	2012	2011
Noncontrolling interests, beginning of period	$1.5	$52.9
Net income (loss) attributable to noncontrolling interests, net of tax	(0.3)	14.4
Currency translation adjustment	0.1	2.8
Distributions to noncontrolling interests	1.3	—

Noncontrolling interests, end of period	$2.6	$70.1

12.	Earnings per Share

Basic and diluted earnings per share are calculated as follows:

	For the Three Months
	Ended March 31,
(In millions)	2012	2011
Numerator:
Net income attributable to Biogen Idec Inc.	$302.7	$294.3
Adjustment for net income allocable to preferred stock	—	(0.5)

Net income used in calculating basic and diluted earnings per share	$302.7	$293.8

Denominator:
Weighted average number of common shares outstanding	239.8	241.5
Effect of dilutive securities:
Stock options and employee stock purchase plan	0.6	1.2
Time-vested restricted stock units	1.1	1.6
Market stock units	0.3	0.2
Performance-vested restricted stock units settled in shares	—	—

Dilutive potential common shares	2.0	3.0

Shares used in calculating diluted earnings per share	241.8	244.5

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited, continued)

Amounts excluded from the calculation of net income per diluted share because their effects were anti-dilutive were insignificant.

13.	Share-based Payments

Share-based Compensation Expense

The following table summarizes share-based compensation expense included within our condensed consolidated statements of income:

	For the Three Months
	Ended March 31,
(In millions)	2012	2011
Research and development .	$19.7	$19.1
Selling, general and administrative	28.8	20.7
Restructuring charges	—	(0.6)

Subtotal	48.5	39.2
Capitalized share-based compensation costs .	(1.2)	(1.0)

Share-based compensation expense included in total cost and expenses	47.3	38.2
Income tax effect	(14.4)	(12.0)

Share-based compensation expense included in net income attributable to Biogen Idec Inc.	$32.9	$26.2

The following table summarizes share-based compensation expense associated with each of our share-based compensation programs:

	For the Three Months
	Ended March 31,
(In millions)	2012	2011
Stock options	$0.1	$1.1
Market stock units	6.0	3.5
Time-vested restricted stock units	25.8	27.9
Performance-vested restricted stock units settled in shares	0.1	0.4
Cash settled performance shares	14.8	4.8
Employee stock purchase plan	1.7	1.5

Subtotal	$48.5	$39.2
Capitalized share-based compensation costs	(1.2)	(1.0)

Share-based compensation expense included in total cost and expenses	$47.3	$38.2

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited, continued)

Grants Under Share-based Compensation Plans

The following table summarizes our equity grants to employees, officers and directors under our current stock plans:

	For the Three Months
	Ended March 31,
	2012	2011
Market stock units(a)	286,000	363,000
Cash settled performance shares(b)	310,000	467,000
Time-vested restricted stock units(c)	771,000	1,220,000
Performance-vested restricted stock units(d)	—	1,000

(a)	Market stock units (MSUs) granted for the three months ended March 31, 2012, includes approximately 217,000 MSUs granted in connection with our annual awards made in February 2012, representing the target number of shares eligible to be earned at the time of grant. The remainder of MSUs issued in the three months ended March 31, 2012 were based upon the attainment of performance criteria set for 2011 and 2010 in relation to shares granted in those years.

MSUs granted for the three months ended March 31, 2011, includes approximately 347,000 MSUs granted in connection with our annual awards made February 2011, representing the target number of shares eligible to be earned at the time of grant. The remainder of MSUs issued in the three months ended March 31, 2011 were based upon the attainment of performance criteria set for 2010 in relation to shares granted in 2010.

(b)	Cash settled performance shares (CSPSs) granted for the three months ended March 31, 2012, includes approximately 245,000 CSPSs granted in connection with our annual awards made in February 2012, representing the target number of shares eligible to be earned at the time of grant. The remainder of CSPSs issued in the three months ended March 31, 2012 were based upon the attainment of performance criteria set for 2011 in relation to shares granted in 2011.

CSPSs granted for the three months ended March 31, 2011, includes approximately 379,000 CSPSs granted in connection with our annual awards made in February 2011, representing the target number of shares eligible to be earned at the time of grant. The remainder of CSPSs issued in the three months ended March 31, 2011 were based upon the attainment of performance criteria set for 2010 in relation to shares granted in 2010.

(c)	Time-vested restricted stock units (RSUs) granted for the three months ended March 31, 2012, represent RSUs granted in connection with our annual awards made in February 2012. RSUs granted for the three months ended March 31, 2011, represent RSUs granted in connection with our annual awards made in February 2011.

(d)	Performance-vested restricted stock units (PVRSUs) granted for the three months ended March 31, 2011, represent additional shares earned for performance criteria set for 2010 in relation to shares granted in 2010. No PVRSUs were granted during the three months ended March 31, 2012.

No stock options were granted during the three months ended March 31, 2012 and 2011, respectively. In addition, for the three months ended March 31, 2012, approximately 106,000 shares were issued under the ESPP compared to approximately 185,000 shares issued in the prior year comparative period.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited, continued)

14.	Income Taxes

For the three months ended March 31, 2012, our effective tax rate was 21.4%, compared to 27.6% in the prior year comparative period.

Reconciliation between the U.S. federal statutory tax rate and our effective tax rate is summarized as follows:

	For the Three Months
	Ended March 31,
	2012	2011
Statutory rate	35.0%	35.0%
State taxes	0.8	2.4
Taxes on foreign earnings	(8.2)	(5.6)
Credits and net operating loss utilization	(3.7)	(2.1)
Purchased intangible assets	1.1	1.4
Permanent items	(3.9)	(1.3)
Contingent consideration	0.1	0.1
Other	0.2	(2.3)

Effective tax rate	21.4%	27.6%

The decrease in our tax rate for the three months ended March 31, 2012, compared to the same period in 2011, was primarily a result of a benefit from higher orphan drug credits as a result of the Factor VIII, Factor IX and dexpramipexole trials, the cessation of certain intercompany royalties owed by a foreign affiliate of ours to a U.S. affiliate on the international sales of our products and the favorable determination by the IRS with regard to the deductibility of certain 2011 expenses reimbursed through our unconsolidated joint business. Our tax expense for the three months ended March 31, 2011 also reflected an unfavorable adjustment from state tax audits and the effect of a state law change.

Accounting for Uncertainty in Income Taxes

We and our subsidiaries are routinely examined by various taxing authorities. We file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal tax examination for years before 2010 or state, local, or non-U.S. income tax examinations by tax authorities for years before 2004. During the three months ended March 31, 2012, we adjusted our unrecognized tax benefits to reflect new information arising during our on-going federal and state audit examinations including the filing of amended federal income tax returns to claim certain deductions. These amended returns had the effect of increasing our unrecognized tax benefit by approximately $37.0 million.

In October 2011, in conjunction with our examination, the IRS has proposed a disallowance of approximately $130 million in deductions for tax years 2007, 2008 and 2009 related to payments for services from our Danish contract manufacturing affiliate. We believe that these items represent valid deductible business expenses and will vigorously defend our position.

We do not anticipate any significant changes in our positions in the next twelve months other than expected settlements which have been classified as current liabilities within the accompanying balance sheet.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited, continued)

Contingencies

On June 8, 2010, we received Notices of Assessment from the Massachusetts Department of Revenue (DOR) against Biogen Idec MA Inc. (BIMA), one of our wholly-owned subsidiaries, for $103.5 million of corporate excise tax, including associated interest and penalties, related to our 2004, 2005 and 2006 tax filings. We filed an abatement application with the DOR, which was denied, and we filed a petition appealing the denial with the Massachusetts Appellate Tax Board (Massachusetts ATB) on February 3, 2011. For all periods under dispute, we believe that positions taken in our tax filings are valid and we are contesting the assessments vigorously.

The audits of our tax filings for 2007 and 2008 are not completed but have been prepared in a manner consistent with prior filings which may result in an assessment for those years. Due to tax law changes effective January 1, 2009, the computation and deductions at issue in previous tax filings are not part of our subsequent tax filings in Massachusetts.

We believe that these assessments do not impact the amount of liabilities for income tax contingencies. However, there is a possibility that we may not prevail in defending all of our assertions with the DOR. If these matters are resolved unfavorably in the future, the resolution could have a material adverse impact on the effective tax rate and our results of operations.

15.	Other Consolidated Financial Statement Detail

Other Income (Expense), Net

Components of other income (expense), net, are summarized as follows:

	For the Three Months
	Ended March 31,
(In millions)	2012	2011
Interest income	$6.5	$3.7
Interest expense	(7.4)	(9.2)
Impairments of investments	(0.5)	(0.3)
Gain (loss) on investments, net	11.8	15.0
Foreign exchange gains (losses), net	1.4	(0.4)
Other, net	3.3	1.2

Total other income (expense), net	$15.1	$10.0

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited, continued)

Accrued Expenses and Other

Accrued expenses and other consists of the following:

	As of	As of
(In millions)	March 31, 2012	December 31, 2011
Revenue-related rebates	$132.5	$115.0
Employee compensation and benefits	108.5	176.3
Deferred revenue	96.0	69.6
Collaboration expenses	53.4	44.2
Clinical development expenses	45.7	40.8
Royalties and licensing fees	43.2	47.4
Current portion of contingent consideration	21.0	10.8
Other	160.3	173.1

Total accrued expenses and other	$660.6	$677.2

16.	Investments in Variable Interest Entities

Consolidated Variable Interest Entities

Our condensed consolidated financial statements include the financial results of variable interest entities in which we are the primary beneficiary.

Knopp

In 2010, we purchased 30.0% of the Class B common shares of Knopp Neurosciences, Inc. (Knopp), a subsidiary of Knopp Holdings, LLC, and entered into a license agreement with Knopp for the development, manufacture and commercialization of dexpramipexole, an orally administered small molecule in clinical development for the treatment of amyotrophic lateral sclerosis (ALS). We are responsible for all development activities and, if successful, we will also be responsible for the manufacture and global commercialization of dexpramipexole. Based on our current development plans, we may pay Knopp up to an additional $255.0 million in remaining development and sales-based milestone payments, as well as royalties on future commercial sales. We determined that we are the primary beneficiary of Knopp because we have the power through the license agreement to direct the activities that most significantly impact Knopp’s economic performance and are required to fund 100% of the research and development costs incurred in support of the collaboration agreement. As such, we consolidate the results of Knopp.

Although we have assumed responsibility for the development of dexpramipexole, we also may be required to reimburse certain Knopp expenses directly attributable to the license agreement. Any additional amounts incurred by Knopp that we reimburse will be reflected as research and development expenses in our condensed consolidated statements of income. Future development and sales-based milestone payments also will be reflected within our condensed consolidated statements of income as a charge to noncontrolling interests, net of tax, when such milestones are achieved.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited, continued)

For the three months ended March 31, 2012 and 2011, the collaboration incurred development expense totaling $22.7 million and $5.7 million, respectively, which is reflected as research and development expense within our condensed consolidated statements of income. During the first quarter of 2011, we dosed the first patient in a registrational study for dexpramipexole. The achievement of this milestone resulted in a $10.0 million milestone due to Knopp, which was reflected as a charge to noncontrolling interests. The assets and liabilities of Knopp are not significant to our financial position or results of operations. We have provided no financing to Knopp other than previously contractually required amounts disclosed above.

Neurimmune SubOne AG

In 2007, we entered into a collaboration agreement with Neurimmune SubOne AG (Neurimmune), a subsidiary of Neurimmune AG, for the development and commercialization of antibodies for the treatment of Alzheimer’s disease. Neurimmune conducts research to identify potential therapeutic antibodies and we are responsible for the development, manufacturing and commercialization of all products. Based upon our current development plans, we may pay Neurimmune up to $345.0 million in remaining milestone payments, as well as royalties on sales of any resulting commercial products. We determined that we are the primary beneficiary of Neurimmune because we have the power through the collaboration agreement to direct the activities that most significantly impact the entity’s economic performance and are required to fund 100% of the research and development costs incurred in support of the collaboration agreement. As such, we consolidate the results of Neurimmune.

Research and development expenses incurred by Neurimmune in support of the collaboration that we reimburse are reflected in research and development expense in our condensed consolidated statements of income. Future milestone payments will be reflected within our condensed consolidated statements of income as a charge to the noncontrolling interest, net of tax, when such milestones are achieved.

For the three months ended March 31, 2012 and 2011, the collaboration incurred development expense totaling $2.5 million and $1.8 million, respectively, which is reflected as research and development expense within our condensed consolidated statements of income. The assets and liabilities of Neurimmune are not significant to our financial position or results of operations as it is a research and development organization. We have provided no financing to Neurimmune other than previously contractually required amounts disclosed above.

Unconsolidated Variable Interest Entities

We have relationships with other variable interest entities which we do not consolidate as we lack the power to direct the activities that significantly impact the economic success of these entities. These relationships include investments in certain biotechnology companies and research collaboration agreements. For additional information related to our significant collaboration arrangements with unconsolidated variable interest entities, please read Note 20, Collaborations to our consolidated financial statements included within our 2011 Form 10-K.

As of March 31, 2012 and December 31, 2011, the total carrying value of our investments in biotechnology companies that we have determined to be variable interest entities, but do not consolidate as we do not have the power to direct their activities, totaled $13.0 million and $14.6 million, respectively. Our maximum exposure to loss related to these variable interest entities is limited to the carrying value of our investments.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited, continued)

We have entered into research collaborations with certain variable interest entities where we are required to share or fund certain development activities. These development activities are included in research and development expense within our condensed consolidated statements of income, as they are incurred. Depending on the collaborative arrangement, we may record funding receivables or payable balances with our partners, based on the nature of the cost-sharing mechanism and activity within the collaboration. As of March 31, 2012 and December 31, 2011, we had no significant receivables or payables related to cost sharing arrangements with unconsolidated variable interest entities.

We have provided no financing to these variable interest entities other than previously contractually required amounts.

17.	Collaborative and Other Relationships

Samsung Biosimilar Agreement

In February 2012, we finalized an agreement with Samsung BioLogics Co. Ltd. (Samsung Biologics) to establish an entity (Samsung Bioepis) to develop, manufacture and market biosimilar pharmaceuticals. Under the terms of the agreement, Samsung Biologics will contribute 280.5 billion South Korean won for an 85 percent stake in the Samsung Bioepis entity and Biogen Idec will contribute approximately 49.5 billion South Korean won for the remaining 15 percent ownership interest. Our investment will be limited to this contribution as we have no obligation to provide any additional funding; however, we maintain an option to purchase additional stock in Samsung Bioepis in order to increase our ownership percentage up to 49.9 percent. The exercise of this option is within our control.

Samsung Biologics has the contractual power to direct the activities of Samsung Bioepis which will most significantly and directly impact its economic performance. We account for this investment under the equity method of accounting as we maintain the ability to exercise significant influence over Samsung Bioepis through a presence on the entity’s Board of Directors and our contractual relationship. Under the equity method, we record our original investment at cost and subsequently adjust the carrying value of our investments for our share of equity in the entity’s income or losses according to our percentage of ownership. If losses accumulate, we will record our share of losses until our investment has been fully depleted. Once our investment has been fully depleted, we will recognize additional losses only if we provide or are required to provide additional funding. As of March 31, 2012, our investment in Samsung Bioepis totaled 24.8 billion South Korean won (approximately $22.1 million), which is classified as a component of investments and other assets within our condensed consolidated balance sheets. We remain obligated to fund the remaining 24.7 billion South Korean won as required per the terms of the agreement. We recognize our share of the results of operations related to our investment in Samsung Bioepis one quarter in arrears when the results of the entity become available, which will be reflected as equity in earnings (loss) of investee, net of tax within our condensed consolidated statements of income.

Simultaneous with formation of the Samsung Bioepis entity, we entered into a license agreement and technical development and manufacturing services agreements with Samsung Bioepis. Under the terms of the license agreement, we granted Samsung Bioepis an exclusive license to use, develop, manufacture, and commercialize products created by Samsung Bioepis using Biogen Idec product-specific technology. In exchange, we will receive royalties on all products developed and commercialized by Samsung Bioepis. Under the terms of the technical development agreement, we will provide Samsung Bioepis technical development services and technology transfer services, which include, but are not limited to, cell culture development, purification process development, formulation development, and analytical development. For the quarter ended

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited, continued)

March 31, 2012, we recognized $1.0 million in revenues in relation to these services, which is reflected as a component of other revenues within our condensed consolidated statement of income. Under the terms of our manufacturing agreement we will manufacture certain clinical drug substance, clinical drug product, and commercial bulk drug substance pursuant to contractual terms. No amounts have been earned to date by us under the manufacturing agreement.

Isis Pharmaceuticals, Inc.

In January 2012, we entered into an exclusive, worldwide option and development agreement with Isis Pharmaceuticals, Inc. (Isis) under which both companies will develop and commercialize Isis’ antisense investigational drug, ISIS-SMNRx, for the treatment of spinal muscular atrophy (SMA).

Under the terms of the agreement, we provided Isis with an upfront payment of $29.0 million with potential additional payments of up to $45.0 million based on the clinical development of ISIS-SMNRx prior to licensing, of which $18.0 million will become payable upon initiation of the first Phase 2/3 study of ISIS-SMNRx. Isis will be responsible for global development of ISIS-SMNRx through the completion of Phase 2/3 trials and we will provide advice on the clinical trial design and regulatory strategy. We also have an option to license ISIS-SMNRx until completion of the first successful Phase 2/3 trial. If we exercise our option, we will pay Isis a $75.0 million license fee and assume global development, regulatory and commercialization responsibilities. Isis could receive up to another $150.0 million in milestone payments upon the achievement of certain regulatory milestones as well as royalties on future sales of ISIS-SMNRx if we successfully develop ISIS-SMNRx after option exercise.

We recognized the $29.0 million upfront payment as research and development expense within our condensed consolidated statement of income for the three months ended March 31, 2012.

For additional information related to our other significant collaboration arrangements, please read Note 20, Collaborations to our consolidated financial statements included within our 2011 Form 10-K.

18.	Litigation

Massachusetts Department of Revenue

On June 8, 2010, we received Notices of Assessment from the Massachusetts DOR against BIMA for $103.5 million of corporate excise tax, including associated interest and penalties, related to our 2004, 2005 and 2006 tax filings. We filed an abatement application with the DOR, which was denied, and we filed a petition appealing the denial with the Massachusetts ATB on February 3, 2011. For all periods under dispute, we believe that positions taken in our tax filings are valid and we are contesting the assessments vigorously.

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

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited, continued)

In June 2011, the arbitrator issued an intermediate decision suggesting that RITUXAN may be covered by the Hoechst License, and in the second quarter of 2011 we reduced our share of RITUXAN revenues from unconsolidated joint business by approximately $50.0 million to reflect our share of the approximately $125.0 million compensatory damages and interest that Genentech estimated might be awarded to Hoechst. The actual amount of our share of any damages may vary from this estimate depending on the nature or amount of any damages awarded to Hoechst, or if any final decision awarding damages is successfully challenged by Genentech. Hoechst has since claimed it is due damages of approximately EUR153.0 million for the period from December 15, 1998 to September 30, 2008 as well as additional royalties for later periods in an amount to be determined at a future hearing.

In August 2011, the arbitrator informed the parties that the underlying issue of liability with respect to RITUXAN under the Hoechst License has not yet been decided. Hearings on liability and damages are scheduled for June and November 2012.

Sanofi ’522 and ’140 Patent Litigation

On October 27, 2008, Sanofi, successor to Hoechst, filed suit against Genentech and Biogen Idec in federal court in Texas (E.D. Tex.) (Texas Action) claiming that RITUXAN and certain other Genentech products infringe the ’522 patent and the ’140 patent, and on the same day Genentech and Biogen Idec filed a complaint against Sanofi in federal court in California (N.D. Cal.) (California Action) seeking declaratory judgments that RITUXAN and the other Genentech products do not infringe the ’522 patent or the ’140 patent and that those patents are invalid. The Texas Action was ordered transferred to the federal court in the Northern District of California and consolidated with the California Action.

On April 21, 2011, the district court entered a separate and final judgment that the manufacture and sale of RITUXAN do not infringe the ’522 patent or the ’140 patent. The district court stayed further proceedings relating to Biogen Idec’s and Genentech’s claims seeking a declaration that the asserted patent claims are invalid and unenforceable. On March 22, 2012, the U.S. Court of Appeals for the Federal Circuit affirmed the judgment of non-infringement. No trial date has yet been set on the stayed claims.

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

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited, continued)

Bayer, Pfizer, Novartis and EMD Serono have all filed counterclaims in the Consolidated ‘755 Patent Actions seeking declaratory judgments of patent invalidity and noninfringement, and seeking monetary relief in the form of costs and attorneys’ fees, and EMD Serono and Bayer have each filed a counterclaim seeking a declaratory judgment that the ‘755 Patent is unenforceable based on alleged inequitable conduct. Bayer has also amended its complaint to seek such a declaration. No trial date has yet been ordered, but we expect that the trial of the Consolidated ‘755 Patent Actions will take place in 2013.

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

On November 15, 2011, the district court entered a separate and final judgment in favor of GSK on Biogen Idec’s and Genentech’s claims, and in favor of GSK on GSK’s counterclaim for non-infringement, and stayed all further proceedings pending the outcome on appeal. Biogen Idec and Genentech filed a notice of appeal in the United States Court of Appeals for the Federal Circuit on December 5, 2011, and the appeal is pending.

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

Italian National Medicines Agency

In the fourth quarter of 2011, Biogen Idec SRL received a notice from the Italian National Medicines Agency (Agenzia Italiana del Farmaco or AIFA) stating that sales of TYSABRI for the period from February 2009 through February 2011 exceeded by Euro 30.7 million a reimbursement limit established pursuant to a Price Determination Resolution (Price Resolution) granted by AIFA in February 2007. The Price Resolution set the initial price for the sale of TYSABRI in Italy and limited the amount of government reimbursement “for the first 24 months” of TYSABRI sales. As the basis for the claim, the AIFA notice referred to a 2001 Decree that provides for an automatic 24-month renewal of the terms of all Price Resolutions that are not renegotiated prior to the expiration of their term.

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

Average Manufacturer Price Litigation

On September 6, 2011, we and several other pharmaceutical companies were served with a complaint originally filed under seal on October 28, 2008 in the United States District Court for the Eastern District of Pennsylvania by Ronald Streck (the relator) on behalf of himself and the United States, and the states of New Jersey, California, Rhode Island, Michigan, Montana, Wisconsin, Massachusetts, Tennessee, Oklahoma, Texas, Indiana, New Hampshire, North Carolina, Florida, Georgia, New Mexico, Illinois, New York, Virginia, Delaware, Hawaii, Louisiana, Connecticut, and Nevada, (collectively “the States”), and the District of Columbia, alleging violations of the False Claims Act, 31 U.S.C. § 3729 et seq. and state and District of Columbia statutory counterparts. The United States and the States have declined to intervene, and the District of Columbia has not intervened. The complaint was subsequently unsealed and served, and then amended. The amended complaint alleges that Biogen Idec and other defendants underreport Average Manufacturer Price information to the Centers for Medicare and Medicaid Services, thereby causing Biogen Idec and other defendants to underpay rebates under the Medicaid Drug Rebate Program. The relator alleges that the underreporting has occurred because Biogen Idec and other defendants improperly consider various payments or price concessions that they made to drug wholesalers to be discounts under applicable federal law. We and the other defendants filed a motion to dismiss the complaint on December 9, 2011, and the motion is pending. We have not formed an opinion that an unfavorable outcome is either “probable” or “remote,” or as to the magnitude or range of any potential loss. We believe that we have good and valid defenses and intend vigorously to defend against the allegations.

Government Review of Sales and Promotional Practices

Biogen Idec has learned that state and federal governmental authorities are investigating its sales and promotional practices. We expect to cooperate fully with the government.

Canada Lease Dispute

On April 18, 2008, First Real Properties Limited filed suit against Biogen Idec Canada Inc. (BI Canada) in the Superior Court of Justice in London, Ontario alleging breach of an offer for lease of property signed by BI Canada in 2007 and an unsigned proposed lease for the same property. The plaintiff’s complaint seeks $7.0 million in damages, but the plaintiff submitted an expert report estimating the plaintiff’s damages to be $2.5 million after mitigation. The plaintiff also seeks costs of approximately $0.4 million and interest. The plaintiff has recently signed an offer to lease the property to another company, and has informed us that its expert will revise his damages estimate in light of this development. The trial has been rescheduled for January 2013. We have not formed an opinion that an unfavorable outcome is either “probable” or “remote.”

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our condensed consolidated financial statements and accompanying notes beginning on page 5 of this quarterly report on Form 10-Q and our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2011 (2011 Form 10-K). Certain totals may not sum due to rounding.

Executive Summary

Introduction

Biogen Idec is a global biotechnology company that discovers, develops, manufactures and markets therapies for the treatment of neurodegenerative diseases, hemophilia and autoimmune disorders. Patients worldwide benefit from our multiple sclerosis therapies.

In the near term, our current and future revenues are dependent upon continued sales of our three principal products, AVONEX, TYSABRI, and RITUXAN. In the longer term, our revenue growth will be dependent upon the successful clinical development, regulatory approval and launch of new commercial products, our ability to obtain and maintain patents and other rights related to our marketed products and assets originating from our research and development efforts, and successful execution of external business development opportunities. As part of our on-going research and development efforts, we have devoted significant resources to conducting clinical studies to advance the development of new pharmaceutical products and to explore the utility of our existing products in treating disorders beyond those currently approved in their labels.

Financial Highlights

The following table is a summary of financial results achieved:

	For the Three Months Ended March 31,
(In millions, except per share amounts and percentages)	2012 (1)	2011 (2)	Change %
Total revenues	$1,292.0	$1,203.3	7.4%
Income from operations	$369.4	$416.3	-11.3%
Net income attributable to Biogen Idec Inc.	$302.7	$294.3	2.8%
Diluted earnings per share attributable to Biogen Idec Inc.	$1.25	$1.20	4.2%

(1)	Income from operations, as well as net income attributable to Biogen Idec Inc., for the three months ended March 31, 2012, were reduced by a $29.0 million charge to research and development expense made in connection with our development agreement with Isis Pharmaceuticals, Inc. (Isis) and a $12.4 million reduction resulting from an increase in our returns reserve and write-offs of unsold inventory due to a voluntary withdrawal of a limited amount of AVONEX product that has demonstrated a trend in oxidation that may lead to expiry earlier than stated on its label.

(2)	Income from operations, as well as net income attributable to Biogen Idec Inc., for the three months ended March 31, 2011, was reduced by a $16.6 million restructuring charge recognized during the first quarter of 2011 in connection with our November 2010 restructuring initiative.

As described below under “Results of Operations,” our operating results for the three months ended March 31, 2012 reflect the following:

•	Worldwide AVONEX revenues totaled $661.6 million in the first quarter of 2012, representing an increase of 3.0% over the same period in 2011.

•	Our share of TYSABRI revenues totaled $285.5 million in the first quarter of 2012, representing an increase of 13.6% over the same period in 2011.

•	Our share of RITUXAN revenues totaled $284.6 million in the first quarter of 2012, representing an increase of 11.1% over the same period in 2011.

•

Total cost and expenses increased 17.2% in the first quarter of 2012, compared to the same period in 2011. This increase was primarily the result of a 29.2% increase in cost of sales, a 22.7% increase in selling, general and administrative costs, and a 21.2% increase in research and development expense over the same period in 2011. These increases reflect an increase in spending associated with the development of our late stage product candidates, spending in support of FAMPYRA and the potential launch of BG-12 in 2013, and the $29.0 million upfront payment made to Isis.

We generated $194.6 million of net cash flows from operations for the three months ended March 31, 2012, which were primarily driven by earnings offset by a net increase in operating assets and a net reduction in operating liabilities. Cash, cash equivalents and marketable securities totaled approximately $2,748.6 million as of March 31, 2012.

Business Environment

We conduct our business primarily within the biotechnology and pharmaceutical industries, which are highly competitive. Many of our competitors are working to develop or have already commercialized products similar to those we are developing or already market. For example, along with us, a number of companies are working to develop or have already commercialized additional treatments for multiple sclerosis (MS), including oral and other alternative formulations that may compete with AVONEX, TYSABRI or both. In addition, the commercialization of certain of our own pipeline product candidates, such as BG-12, may negatively impact future sales of AVONEX, TYSABRI or both. We may also face increased competitive pressures as a result of the emergence of biosimilars. In the U.S., AVONEX, TYSABRI, and RITUXAN are licensed under the Public Health Service Act (PHSA) as biological products. In March 2010, U.S. healthcare reform legislation amended the PHSA to authorize the U.S. Food and Drug Administration (FDA) to approve biological products, known as biosimilars or follow-on biologics, that are shown to be highly similar to previously approved biological products based upon potentially abbreviated data packages.

Global economic conditions continue to present challenges for our industry. Governments in many international markets in which we operate have announced or have already implemented austerity measures to constrain the overall level of government expenditures. These measures, which include efforts aimed at reforming health care coverage and reducing health care costs, and the deterioration of credit and economic conditions, particularly in certain countries in Europe, continue to exert pressure on product pricing, have delayed reimbursement for our products, and have negatively impacted our revenues and results of operations. We expect revenue growth for 2012 to be in the mid-single digits compared to 2011. For additional information about certain risks that could negatively impact our financial position or future results of operations, please read the “Risk Factors” section of this report.

Key Pipeline Development

BG-12

In February 2012, we submitted a New Drug Application (NDA) to the FDA for marketing approval of BG-12 (dimethyl fumarate), our oral therapeutic candidate for the treatment of MS. In March 2012, we also submitted a Marketing Authorisation Application (MAA) for BG-12 to the European Medicines Agency (EMA).

Results of Operations

Revenues

Revenues are summarized as follows:

	For the Three Months Ended March 31,
(In millions, except percentages)	2012		2011
Product revenues:
United States	$487.8	37.8%	$460.4	38.3%
Rest of world	487.6	37.7%	446.7	37.1%

Total product revenues	975.4	75.5%	907.1	75.4%
Unconsolidated joint business	284.6	22.0%	256.1	21.3%
Other	32.0	2.5%	40.1	3.3%

Total revenues	$1,292.0	100.0%	$1,203.3	100.0%

Product Revenues

Product revenues are summarized as follows:

	For the Three Months Ended March 31,
(In millions, except percentages)	2012		2011
AVONEX	$661.6	67.8%	$642.5	70.8%
TYSABRI	285.5	29.3%	251.4	27.7%
Other	28.3	2.9%	13.2	1.5%

Total product revenues	$975.4	100.0%	$907.1	100.0%

AVONEX

Revenues from AVONEX are summarized as follows:

	For the Three Months Ended March 31,
(In millions, except percentages)	2012	2011	Change %
United States	$400.5	$387.3	3.4%
Rest of world	261.1	255.2	2.3%

Total AVONEX revenues	$661.6	$642.5	3.0%

For the three months ended March 31, 2012, compared to the same period in 2011, the increase in U.S. AVONEX revenues was due to price increases offset by an 8% decrease in U.S. AVONEX sales volume. The decrease in U.S. AVONEX sales volume was driven by a 4% decrease in commercial demand, an unexpected shift in ordering patterns and the transition of pharmacy service providers for a major benefit plan on January 1, 2012, which resulted in higher than expected product sales in 2011 and a decrease in unit sales experienced in January 2012.

For the three months ended March 31, 2012, compared to the same period in 2011, the increase in rest of world AVONEX revenues was due to price increases and gains recognized in relation to the settlement of certain cash flow hedge instruments under our foreign currency hedging program. These increases were offset by the negative impact of foreign currency exchange rates and pricing reductions resulting from austerity measures enacted in some countries. Rest of world AVONEX unit volume was essentially flat for the three months ended March 31, 2012, over the prior year comparative period. Gains recognized in relation to the settlement of certain cash flow hedge instruments under our foreign currency hedging program totaled $3.9 million for the three months ended March 31, 2012, compared to losses recognized of $7.1 million in the prior year comparative period.

On February 28, 2012, the FDA approved two separate dosing innovations designed to improve the treatment experience for patients receiving once-a-week AVONEX for relapsing forms of MS: AVONEX PEN and a new dose titration regimen. AVONEX PEN, the first intramuscular autoinjector approved for MS, incorporates a smaller needle and easier administration to help reduce patients’ anxiety about AVONEX self-injection. Our new dose titration regimen gradually escalates the dose of AVONEX at treatment initiation and reduces the incidence and severity of flu-like symptoms that can occur at the beginning of therapy with any interferon. AVONEX PEN was previously approved in the E.U. and Canada in the first half of 2011.

We expect AVONEX to continue facing increased competition in the MS marketplace in both the U.S. and rest of world. We and a number of other companies are working to develop or have already commercialized additional treatments for MS, including oral and other alternative formulations that may compete with AVONEX now and in the future. In addition, the continued growth of TYSABRI and the commercialization of certain of our own pipeline product candidates, such as BG-12, may negatively impact future sales of AVONEX. Increased competition may also lead to reduced unit sales of AVONEX, as well as increasing price pressure.

TYSABRI

We collaborate with Elan Pharma International, Ltd (Elan) an affiliate of Elan Corporation, plc, on the development and commercialization of TYSABRI. For additional information related to this collaboration, please read Note 20, Collaborations to our consolidated financial statements included within our 2011 Form 10-K.

Revenues from TYSABRI are summarized as follows:

	For the Three Months Ended March 31,
(In millions, except percentages)	2012	2011	Change %
United States	$87.3	$73.2	19.3%
Rest of world	198.2	178.2	11.2%

Total TYSABRI revenues	$285.5	$251.4	13.6%

For the three months ended March 31, 2012, compared to the same period in 2011, the increase in U.S. TYSABRI revenues was due to increased commercial demand and price increases. Increased commercial demand resulted in an increase of approximately 9% in U.S. TYSABRI unit sales volume for the three months ended March 31, 2012, over the prior year comparative period. Net sales of TYSABRI from our collaboration partner, Elan, to third-party customers in the U.S. for the three months ended March 31, 2012 totaled $201.0 million, compared to $169.9 million in the prior year comparative period.

For the three months ended March 31, 2012, compared to the same period in 2011, the increase in rest of world TYSABRI revenues reflect an increase in commercial demand offset by the deferral of a portion of our revenues recognized on sales of TYSABRI in Italy (as described below), the negative impact of foreign currency exchange rates, and pricing reductions resulting from austerity measures enacted in some countries. Increased commercial demand resulted in increases of approximately 24% in rest of world TYSABRI unit sales volume for the three months ended March 31, 2012, over the prior year comparative period. The increase in rest of world TYSABRI revenues for the three months ended March 31, 2012, compared to the same period in 2011, also reflects gains recognized in relation to the settlement of certain cash flow hedge instruments under our foreign currency hedging program. Gains recognized in relation to the settlement of certain cash flow hedge instruments under our foreign currency hedging program totaled $1.5 million for the three months ended March 31, 2012, compared to losses recognized of $1.2 million for the three months ended March 31, 2011.

In the fourth quarter of 2011, Biogen Idec SRL received a notice from the Italian National Medicines Agency (AIFA) stating that sales of TYSABRI for the period from February 2009 through February 2011 exceeded by Euro 30.7 million a reimbursement limit established pursuant to a Price Determination Resolution (Price Resolution) granted by AIFA in February 2007. In December 2011, we filed an appeal against AIFA seeking a ruling that our interpretation of the Price Resolution is valid and that the position of AIFA is unenforceable. While we believe that we have good and valid grounds for our appeal, an unfavorable outcome could negatively impact our results of operations. As a result of this dispute, we deferred $16.5 million and $13.8 million of revenue on sales of TYSABRI made in Italy during the first quarter of 2012 and fourth quarter of 2011, respectively. We expect that we will continue to defer a portion of our revenues on future sales of TYSABRI in Italy until this matter is resolved. For additional information, please read Note 18, Litigation to our condensed consolidated financial statements included within this report.

We expect TYSABRI to continue facing increased competition in the MS marketplace in both the U.S. and rest of world. We and a number of other companies are working to develop or have already commercialized additional treatments for MS, including oral and other alternative formulations that may compete with TYSABRI now and in the future. The commercialization of certain of our own pipeline product candidates, such as BG-12, also may negatively impact future sales of TYSABRI. Increased competition may also lead to reduced unit sales of TYSABRI, as well as increasing price pressure. In addition, safety warnings included in the TYSABRI label, such as the risk of PML, and any future safety-related label changes, may limit the growth of TYSABRI unit sales. We continue to research and develop protocols and therapies that may reduce risk and improve outcomes of PML in patients. Our efforts to stratify patients into lower or higher risk for developing PML, including through the JCV antibody assay, and other on-going or future clinical trials involving TYSABRI may have a negative impact on prescribing behavior in at least the short term, which may result in decreased product revenues from sales of TYSABRI.

Other Product Revenues

Other product revenues are summarized as follows:

	For the Three Months Ended March 31,
(In millions, except percentages)	2012	2011	Change %
FAMPYRA.	$15.0	$—	* *
FUMADERM	13.3	12.5	6.4%
Other	—	0.7	(100.0)%

Total other product revenues	$28.3	$13.2	114.4%

We have a license from Acorda Therapeutics, Inc. (Acorda) to develop and commercialize FAMPYRA in all markets outside the U.S. In July 2011, the European Commission granted a conditional marketing authorization, renewable annually, for FAMPYRA in the E.U. To meet the conditions of this marketing authorization, we will provide additional data from on-going clinical studies regarding FAMPYRA’s benefits and safety in the long term. FAMPYRA is the first treatment that addresses the unmet medical need of walking improvement in adult patients with MS who have walking disability. We launched FAMPYRA in Australia, Denmark, Germany, Norway, Iceland and the United Kingdom in 2011 and plan to launch in additional markets during 2012. Most recently, we launched FAMPYRA in Canada.

In 2011, the German government implemented new legislation to manage pricing related to new drug products introduced to the German market. Under this legislation, drug manufacturers are allowed to freely set drug pricing upon product launch; however, this initial price will only apply during the drug’s first twelve months on the German market. Subsequent to the first anniversary of product launch, drug manufacturers must agree to a new price with Germany’s Federal Joint Committee (FJC), which will determine a new price upon completion of a comparative efficacy assessment based upon evidence of the drug’s benefit over existing treatments. If a new price cannot be agreed upon, an arbitration board will set the price. Once determined, the price will be retroactively applied to sales of product occurring after the first anniversary of product launch. We launched FAMPYRA in Germany in 2011. We remain uncertain as to the impact that this new legislation may have on revenues from sales of FAMPYRA in Germany in periods subsequent to July 2012.

For information about our relationship with Acorda, please read Note 20, Collaborations to our consolidated financial statements included within our 2011 Form 10-K.

Unconsolidated Joint Business Revenues

We collaborate with Genentech on the development and commercialization of RITUXAN. For additional information related to this collaboration including information regarding the pre-tax co-promotion profit sharing formula for RITUXAN and its impact on future unconsolidated joint business revenues, please read Note 20, Collaborations to our consolidated financial statements included within our 2011 Form 10-K.

Revenues from unconsolidated joint business are summarized as follows:

	For the Three Months Ended March 31,
(In millions, except percentages)	2012	2011	Change %
Biogen Idec’s share of co-promotion profits in the U.S.	$257.8	$221.9	16.2%
Reimbursement of selling and development expenses in the U.S.	0.3	2.7	(88.9)%
Revenue on sales of RITUXAN in the rest of world	26.5	31.5	(15.9)%

Total unconsolidated joint business revenues	$284.6	$256.1	11.1%

Biogen Idec’s Share of Co-Promotion Profits in the U.S.

The following table provides a summary of amounts comprising our share of co-promotion profits in the U.S.:

	For the Three Months Ended March 31,
(In millions, except percentages)	2012	2011	Change %
Product revenues, net	$792.2	$721.9	9.7%
Costs and expenses	136.5	154.7	(11.8)%

Co-promotion profits in the U.S.	$655.7	$567.2	15.6%

Biogen Idec’s share of co-promotion profits in the U.S.	$257.8	$221.9	16.2%

For the three months ended March 31, 2012, compared to the same period in 2011, the increase in U.S. RITUXAN product revenues was primarily due to increased commercial demand and price increases. Increased commercial demand resulted in increases of approximately 6% in U.S. RITUXAN unit sales volume for the three months ended March 31, 2012, over the prior year comparative period. The decrease in collaboration cost and expenses for the three months ended March 31, 2012, compared to the same period in 2011, was due to a decrease in general and administrative expenses incurred by the collaboration and a decline in expenditures for the development of RITUXAN for use in other indications offset by an increase in cost of sales related to higher unit sales volumes.

Under our collaboration agreement, our current pre-tax co-promotion profit-sharing formula, which resets annually, provides for a 40% share of pre-tax co-promotion profits if co-promotion operating profits exceed $50.0 million. For the three months ended March 31, 2012 and 2011, respectively, the 40% threshold was met during the first quarter.

Reimbursement of Selling and Development Expenses in the U.S.

Selling and development expenses incurred by us in the U.S. and reimbursed by Genentech are included as a component of our total revenues from unconsolidated joint business. As discussed in Note 20, Collaborations to our consolidated financial statements included within our 2011 Form 10-K, Genentech incurs the majority of continuing development costs for RITUXAN. We do not record expenses incurred by Genentech in the development of RITUXAN as research and development expense, but rather reduce our share of pre-tax co-promotion profits recorded as a component of unconsolidated joint business revenues within our condensed consolidated statements of income. In addition, during the fourth quarter of 2010, we and Genentech made an operational decision under which Genentech assumed responsibility for the U.S. sales and marketing efforts related to RITUXAN.

For the three months ended March 31, 2012 and 2011, amounts received in reimbursement of selling and development expenses in the U.S. were insignificant.

Revenue on Sales of RITUXAN in the Rest of the World

Revenue on sales of RITUXAN in the rest of world consists of our share of pre-tax co-promotion profits in Canada and royalty revenue on sales of RITUXAN outside the U.S. and Canada. For the three months ended March 31, 2012 compared to the same period over 2011, the decline in revenue on sales of RITUXAN in the rest of world was due to the expirations of royalties on a country-by-country basis in certain of our rest of world markets.

The royalty period for sales in the rest of world with respect to all products is 11 years from the first commercial sale of such product on a country-by-country basis. The royalty periods for substantially all of the remaining royalty-bearing sales of RITUXAN in the rest of world markets will expire during 2012. As a result of these expirations, we expect royalty revenues on sales of RITUXAN in the rest of world to continue to decline in 2012. After 2012, we expect revenue on sales of RITUXAN in the rest of world will primarily be limited to our share of pre-tax co-promotion profits in Canada.

Other Revenues

Other revenues are summarized as follows:

	For the Three Months Ended March 31,
(In millions, except percentages)	2012	2011	Change %
Royalty revenues	$28.8	$25.6	12.5%
Corporate partner revenues	3.2	14.5	(77.9)%

Total other revenues	$32.0	$40.1	(20.2)%

Royalty Revenues

We receive royalties on sales by our licensees of a number of products covered under patents that we own. Our most significant source of royalty revenue is derived from net worldwide sales of ANGIOMAX, which is licensed to The Medicines Company (TMC). Royalty revenues from the net worldwide sales of ANGIOMAX are recognized in an amount equal to the level of net sales achieved during a calendar year multiplied by the royalty rate in effect for that tier under our agreement with TMC. The royalty rate increases based upon which tier of total net sales are earned in any calendar year. The increased royalty rate is applied retroactively to the first dollar of net sales achieved during the year. This formula has the effect of increasing the amount of royalty revenue to be recognized in later quarters and, as a result, an adjustment is recorded in the periods in which an increase in royalty rate has been achieved.

Under the terms of our agreement, TMC is obligated to pay us royalties earned, on a country-by-country basis, until the later of (1) twelve years from the date of the first commercial sale of ANGIOMAX in such country or (2) the date upon which the product is no longer covered by a licensed patent in such country. The annual royalty rate is reduced by a specified percentage in any country where the product is no longer covered by a licensed patent and where sales have been reduced to a certain volume-based market share. TMC began selling ANGIOMAX in the U.S. in January 2001. The principal U.S. patent that covers ANGIOMAX (‘404 Patent) was due to expire in March 2010 and TMC applied for an extension of the term of this patent. On March 5, 2012, the PTO granted the extension of the patent term of ANGIOMAX to December 15, 2014, and there is no pending challenge to that extension.

Corporate Partner Revenues

For the three months ended March 31, 2012, compared to the same period in 2011, the decrease in corporate partner revenues was primarily due to a one-time cash payment of approximately $11.0 million received in exchange for entering into an asset transfer agreement in March 2011 related to two research and development programs that were discontinued in connection with our November 2010 restructuring initiative.

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

Reserves for discounts, contractual adjustments and returns that reduced gross product revenues are summarized as follows:

	For the Three Months Ended March 31,
(In millions, except percentages)	2012	2011	Change %
Discounts	$25.7	$23.8	8.0%
Contractual adjustments	106.3	86.1	23.5%
Returns	11.0	2.8	292.9%

Total allowances	$143.0	$112.7	26.9%

Gross product revenues	$1,118.4	$1,019.8	9.7%

Percent of gross product revenues	12.8%	11.1%	15.3%

Discount reserves include trade term discounts and wholesaler incentives. For the three months ended March 31, 2012 compared to the same period in 2011, the increase in discounts was primarily driven by increases in trade term and volume discounts and wholesaler incentives as a result of price increases.

Contractual adjustment reserves relate to Medicaid and managed care rebates, VA and PHS discounts and other government rebates or applicable allowances. For the three months ended March 31, 2012, compared to the same period in 2011, the increase in contractual adjustments was due to higher reserves for managed care and Medicaid and VA programs principally associated with price increases and increased unit sales volumes in the U.S. as well as an increase due to sales of FAMPYRA, increased unit sales volumes, and governmental rebates and allowances in certain of the international markets in which we operate.

Product return reserves are established for returns made by wholesalers. In accordance with contractual terms, wholesalers are permitted to return product for reasons such as damaged or expired product. The majority of wholesaler returns are due to product expiration. Reserves for product returns are recorded in the period the related revenue is recognized, resulting in a reduction to product sales. For the three months ended March 31, 2012 compared to the same period in 2011, return reserves increased due to expected returns associated with a voluntary withdrawal of a limited amount of AVONEX product that has demonstrated a trend in oxidation that may lead to expiry earlier than stated on its label. We expect this product to be returned during the second quarter of 2012.

Cost and Expenses

A summary of total cost and expenses is as follows:

	For the Three Months Ended March 31,
(In millions, except percentages)	2012	2011	Change %
Cost of sales, excluding amortization of acquired intangible assets	$133.2	$103.1	29.2%
Research and development	356.0	293.6	21.2%
Selling, general and administrative	300.1	244.5	22.7%
Collaboration profit sharing	85.9	74.8	14.8%
Amortization of acquired intangible assets	46.0	53.2	(13.6)%
Fair value adjustment of contingent consideration	1.3	1.2	4.8%
Restructuring charge	0.3	16.6	(98.3)%

Total cost and expenses	$922.6	$787.1	17.2%

Cost of Sales, Excluding Amortization of Acquired Intangible Assets (Cost of Sales)

	For the Three Months Ended March 31,
(In millions, except percentages)	2012	2011	Change %
Cost of sales	$133.2	$103.1	29.2%

For the three months ended March 31, 2012, compared to the same period in 2011, the increase in cost of sales was driven by higher unit sales volumes, increased production costs, and an increase in amounts written down related to excess, obsolete or unmarketable inventory. These increases were partially offset by the sale of inventory produced under our high-titer production process. Cost of sales for the three months ended March 31, 2012 also includes increased costs associated with AVONEX PEN, the JCV antibody assay, and sales of FAMPYRA.

Amounts written down related to excess, obsolete or unmarketable inventory totaled $9.4 million and $1.2 million for the three months ended March 31, 2012 and 2011, respectively. The increase over the prior year comparative period was primarily the result of a $5.4 million charge related to a limited amount of unsold AVONEX product that we determined would not be sold as it has demonstrated a trend in oxidation that may lead to expiry earlier than stated on its label.

We expect an increase in cost of sales for the full year 2012, relative to prior year comparative periods, as a result of higher expected sales volumes and an expected increase in contract manufacturing activity.

Research and Development

	For the Three Months Ended March 31,
(In millions, except percentages)	2012	2011	Change %
Upfront and milestone payments	$29.4	$1.3	* *
Research and discovery	23.9	27.0	(11.5)%
Early stage programs	19.9	15.5	28.4%
Late stage programs	126.5	97.9	29.2%
Marketed products	30.7	25.9	18.5%
General research and development costs	125.6	126.0	(0.3)%

Total research and development	$356.0	$293.6	21.2%

Research and discovery represents costs incurred to support our discovery research and translational science efforts to the initiation of Phase 1 development. Early stage programs are programs in Phase 1 or Phase 2 development activities. Late stage programs are programs in Phase 3 development or in registration stage. Research and development expense incurred in support of our marketed products includes costs associated with product lifecycle management activities and, if applicable, costs associated with the development of new indications for existing products. General research and development costs consist of indirect costs incurred in support of overall research and development activities and non-specific programs, including activities that benefit multiple programs, such as general, administrative and other management costs as well as depreciation and other facility-based expenses.

For the three months ended March 31, 2012, compared to the same period in 2011, the increase in research and development expense was primarily the result of an increase in costs incurred in connection with our late and early stage programs as well as an increase in upfront and milestone payments. The increase in spending associated with our late stage product candidates was driven by increased clinical trial activity associated with our Factor VIII, dexpramipexole, daclizumab, and PEGylated interferon beta-1a product candidates as well as cost incurred in support of commercial preparatory activities related to Factor VIII and dexpramipexole. Research and development expense related to our early stage programs, which consist of our Phase 2 and Phase 1 product candidates, increased over the prior year comparative period primarily due to costs incurred in the advancement of our Anti-TWEAK program in lupus nephritis and the advancement of our BIIB037 program for Alzheimer’s disease as well as an increase in spending incurred in connection with our recent collaboration and license agreement with Portola Pharmaceuticals, Inc. for the development of the Syk inhibitor molecule. In addition, research and development expense for the first quarter of 2012 includes the $29.0 million upfront payment made to Isis Pharmaceuticals, Inc. (Isis) in January 2012 upon entering into an agreement for the development of Isis’ antisense investigational drug ISIS-SMNRx for the treatment of spinal muscular atrophy (SMA).

We expect research and development expense for 2012 to be between 24% and 25% of total revenue, an increase over 2011. This expected increase in research and development spend will be driven by strong patient enrollment trends in several of our late-stage clinical trials, the most costly stage of testing, which will likely be at or near their maximum enrollment points during 2012. We also intend to continue committing significant resources to targeted research and development opportunities where there is a significant unmet need and where the drug candidate has the potential to be highly differentiated. Specifically, we intend to continue to invest in bringing forward our MS pipeline and in pursuing therapies for other neurodegenerative diseases as well as make investments to rebuild our early-stage pipeline.

Selling, General and Administrative

	For the Three Months Ended March 31,
(In millions, except percentages)	2012	2011	Change %
Selling, general and administrative	$300.1	$244.5	22.7%

For the three months ended March 31, 2012, compared to the same period in 2011, the increase in selling, general and administrative expense was primarily driven by costs associated with commercial activities in preparation for the potential product launch of BG-12 in 2013, an increase in costs associated with the development of our sales force and promotional spending in support of FAMPYRA, an increase in sales and marketing activities in support of AVONEX and TYSABRI, and an increase in grant and sponsorship activity. The successful commercialization of FAMPYRA and our other potential new products require significant pre-launch investments. Accordingly, we expect selling, general and administrative expense for 2012 to be approximately 22% to 23% of total revenue, up from 2011.

We remain focused on preparing for multiple potential product launches in the coming years. As discussed above, we continue to invest in the development of commercial activities in support of our BG-12 program with the expectation of a first half 2013 launch. We have also begun to make investments in the development of commercial activities for our hemophilia franchise, which will continue to increase as we get closer to a potential mid-2013 launch. In addition, we are in the beginning stages of the FAMPYRA launch which is currently available in Germany, the United Kingdom, Australia, Canada, Denmark, Norway and Iceland. Additional launch preparations for FAMPYRA are underway for the rest of Europe.

Collaboration Profit Sharing

	For the Three Months Ended March 31,
(In millions, except percentages)	2012	2011	Change %
Collaboration profit sharing	$85.9	$74.8	14.8%

For the three months ended March 31, 2012, compared to the same period in 2011, the increase in collaboration profit sharing expense was due to the continued increase in TYSABRI rest of world sales resulting in higher rest of world net operating profits to be shared with Elan and resulting in growth in the third-party royalties Elan paid on behalf of the collaboration. For the three months ended March 31, 2012 and 2011, our collaboration profit sharing expense included $14.4 million and $13.0 million related to the reimbursement of third-party royalty payments made by Elan. For additional information about this collaboration, please read Note 20, Collaborations to our consolidated financial statements included within our 2011 Form 10-K.

Amortization of Acquired Intangible Assets

	For the Three Months Ended March 31,
(In millions, except percentages)	2012	2011	Change %
Amortization of acquired intangible assets	$46.0	$53.2	(13.6)%

For the three months ended March 31, 2012, compared to the same period in 2011, the change in amortization of acquired intangible assets is primarily driven by the amount of amortization recorded in relation to our AVONEX core technology asset. Amortization for acquired intangible assets is expected to be in the range of approximately $130.0 million to $200.0 million annually through 2016.

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

Our most recent long range planning cycle was completed in the third quarter of 2011, which reflected a further increase in the expected lifetime revenue of AVONEX. As a result, amortization recorded for the first quarter of 2012 decreased from the amount recorded in the first quarter of 2011. Based upon this most recent analysis, amortization of our core intangible asset related to AVONEX is expected to be in the range of approximately $100.0 million to $160.0 million annually through 2016.

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

Fair Value Adjustment of Contingent Consideration

	For the Three Months Ended March 31,
(In millions, except percentages)	2012	2011	Change %
Fair value adjustment of contingent consideration	$1.3	$1.2	4.8%

We revalue the acquisition-related contingent consideration obligations for acquisitions completed after January 1, 2009, on a recurring basis each reporting period. Changes in the fair value of our contingent consideration obligations are recognized as a fair value adjustment of contingent consideration within our condensed consolidated statements of income.

Restructuring Charge

	For the Three Months Ended March 31,
(In millions, except percentages)	2012	2011	Change %
Restructuring charge	$0.3	$16.6	(98.3)%

In November 2010, we announced a number of strategic, operational, and organizational initiatives designed to provide a framework for the future growth of our business and realign our overall structure to become a more efficient and cost effective organization. These savings, which approximate $300.0 million annually, are offset by costs associated with initiatives to grow our business. As of March 31, 2012, substantially all related restructuring charges have been incurred and paid. Our restructuring liability associated with these initiatives were $0.4 million and $1.4 million as of March 31, 2012 and December 31, 2011, respectively.

Other Income (Expense), Net

	For the Three Months Ended March 31,
(In millions, except percentages)	2012	2011	Change %
Other income (expense), net	$15.1	$10.0	51.0%

Interest Income

For the three months ended March 31, 2012, compared to the same period in 2011, interest income increased $2.8 million primarily due to an increase in average cash balances and imputed interest on our long-term receivables.

Interest Expense

For the three months ended March 31, 2012, compared to the same period in 2011, the decrease of $1.8 million in interest expense was primarily due to an increase in the amount of capitalized interest and lower debt balances.

For the three months ended March 31, 2012 and 2011, we capitalized interest costs related to construction in progress totaling approximately $8.2 million and $7.5 million, respectively, which reduced our interest expense by the same amount. Capitalized interest costs are primarily related to the development of our large-scale biologic manufacturing facility in Hillerød, Denmark. Based on our current manufacturing strategy, we expect that this facility will be ready for its intended use in the second half of 2012, at which time we plan to cease capitalizing interest expense in relation to this project and begin recording depreciation on the facility.

Impairment on Investments

For the three months ended March 31, 2012, we recognized $0.5 million in charges for the impairment of our publicly-held strategic investments and investments in venture capital funds. No impairments were recognized in relation to our investments in privately-held companies.

For the three months ended March 31, 2011, we recognized $0.3 million in charges for the impairment of our investments in venture capital funds and investments in privately-held companies. No impairments were recognized in relation to our publicly-held strategic investments.

Gain on Investments, net

For the three months ended March 31, 2012 and 2011, we realized net gains of $11.8 million and $15.0 million, respectively. Prior to the acquisition of Stromedix in March 2012, we held an equity interest equal to approximately 5% of the company’s total capital stock (on an “as converted” basis). Based on the value of this interest derived from the purchase price, we recognized a gain of approximately $9.0 million during the three months ended March 31, 2012. The gains for the three months ended March 31, 2011 include a gain of $13.8 million on the sale of stock from our strategic investments portfolio that was deemed to be no longer strategic.

Income Tax Provision

	For the Three Months Ended March 31,
(In millions, except percentages)	2012	2011	Change %
Effective tax rate on pre-tax income	21.4%	27.6%	(22.5)%
Income tax expense	$82.1	$117.5	(30.1)%

Our effective tax rate fluctuates from year to year due to the global nature of our operations. The factors that most significantly impact our effective tax rate include variability in the allocation of our taxable earnings between multiple jurisdictions, changes in tax laws, the amount and characterization of our research and development expenses, acquisitions, and licensing transactions.

The decrease in our tax rate for the three months ended March 31, 2012, compared to the same period in 2011, was primarily a result of a benefit from higher orphan drug credits as a result of the Factor VIII, Factor IX and dexpramipexole trials, the cessation of certain intercompany royalties owed by a foreign affiliate of ours to a U.S. affiliate on the international sales of our products and the favorable determination by the IRS with regard to the deductibility of certain 2011 expenses reimbursed through our unconsolidated joint business. Our tax expense for the three months ended March 31, 2011 also reflected an unfavorable adjustment from state tax audits and the effect of a state law change.

During 2012 we expect our tax expense to be between 24% and 25% of pretax income. For a detailed income tax rate reconciliation for the three months ended March 31, 2012 and 2011, please read Note 14, Income Taxes to our condensed consolidated financial statements included within this report.

Noncontrolling Interests

	For the Three Months Ended March 31,
(In millions)	2012	2011	Change %
Net income (loss) attributable to noncontrolling interests, net of tax	$(0.3)	$14.4	(102.0)%

For the three months ended March 31, 2012 compared to the same period in 2011, the change in net income (loss) attributable to noncontrolling interests, net of tax, primarily reflects a reduction in earnings from our foreign joint ventures due to our purchase of the noncontrolling interest in our joint venture investments in September 2011 and therefore we no longer allocate 50% of the earnings of these affiliates to net income (loss) attributable to noncontrolling interests and the attribution of a $10.0 million milestone payment to Knopp upon dosing the first patient in a registrational study for dexpramipexole in March 2011.

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

Pricing Pressure

Global economic conditions continue to present challenges for our industry. The global economic downturn and the deterioration of credit and economic conditions continue to impact our results of operations, particularly in countries where government-sponsored healthcare systems are the primary payers for healthcare. Global economic conditions may be further impacted by additional negative economic developments in countries such as France, Greece, Italy, Portugal and Spain, whose sovereign debt credit ratings were recently downgraded. As a result, many countries worldwide, particularly those within the European Union, are reducing their public expenditures in an effort to achieve cost savings.

Governments in a number of international markets, in which we operate, including Germany, France, Italy, the United Kingdom and Spain have announced or implemented austerity measures aimed at reducing healthcare costs to constrain the overall level of government expenditures. The implementation of measures varies by country and include among other things, mandatory rebates and discounts, price reductions and suspensions on pricing increases on pharmaceuticals. Certain implemented measures have already negatively impacted our revenues throughout 2011 and have continued to do so during the three months ended March 31, 2012. We expect to see continued efforts to achieve additional reductions in public expenditures and consequently expect that our revenues and results of operations will be further negatively impacted if these, similar or more extensive measures are, or continue to be, implemented in these and other countries in which we operate. Based upon our most recent estimates, we continue to expect that such measures will reduce our revenues in 2012 by approximately $40.0 to $60.0 million.

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

Credit Risk

We are subject to credit risk from our accounts receivable related to our product sales. The majority of our accounts receivable arise from product sales in the U.S. and Europe with concentrations of credit risk limited due to the wide variety of customers and markets using our products, as well as their dispersion across many different geographic areas. Our accounts receivable are primarily due from wholesale distributors, public hospitals and other government entities. We monitor the financial performance and credit worthiness of our large customers so that we can properly assess and respond to changes in their credit profile. We operate in certain countries where weakness in economic conditions has resulted in extended collection periods. We continue to monitor these conditions, including the volatility associated with international economies and the relevant financial markets, and assess their possible impact on our business. Our historical write-offs of accounts receivable have not been significant.

Although our contractual payment terms have not changed, over the past year we have noted a lengthening in the time period required to collect accounts receivable balances in certain countries. In countries where we expect to collect receivables greater than one year, from the time of sale, we have discounted our receivables and reduced related revenues over the period of time that we estimate those amounts will be paid using the country’s interest rate yield for government securities for such period. The related receivables are classified at the time of sale as long-term assets.

Within the European Union, our accounts receivable in Italy, Spain, and Portugal continue to be subject to significant payment delays due to government funding and reimbursement practices. The credit and economic conditions within these countries have continued to deteriorate. These conditions have increased, and may continue to increase, the average length of time that it takes to collect on our accounts receivable outstanding in these countries. Our net accounts receivable balances from product sales in these countries totalled $295.7 million and $239.0 million as of March 31, 2012 and December 31, 2011, respectively, of which $121.0 million and $126.5 million were classified as non-current and included within investments and other assets within our condensed consolidated balance sheets as of those dates. Approximately $70.4 million and $ 56.0 million of the aggregate balances for these countries were overdue more than one year as of March 31, 2012 and December 31, 2011, respectively.

In March 2012, the government of Greece invoked a collective action clause that resulted in the mandatory conversion of Greek government debt issued under Greek law. Under the debt restructuring, creditors collectively exchanged Greek debt for new Greek bonds with lower coupons and longer maturities. The overall loss to bondholders is expected to exceed 70% of their original investment. To date our balance sheet exposure to Greece has been limited as we maintain no investment holdings backed by the Greek government and our only receivables in this market are due from our distributor, which totaled approximately $3.2 million and $4.0 million as of March 31, 2012 and December 31, 2011, respectively. These receivables remain current and in compliance with their contractual due dates.

However, the majority of sales by our distributor are to government funded hospitals and therefore our distributor has maintained significant outstanding receivables and bonds due from the government of Greece, the majority of which are no longer fully collectible. While we have received full payment from our Greek distributor for all sales through February 28, 2012, the Greek government may be unable to pay our distributor for subsequent sales of product and consequently we may be unable to collect future amounts due from our distributor. As we have determined that the collectability of amounts resulting from transactions with our Greek distributor are no longer reasonably assured, we began deferring revenue on sales of AVONEX and TYSABRI in Greece during the quarter ended March 31, 2012. We will recognize revenue upon cash collection until we are able to assert that collectability is reasonably assured. In addition, our sales in Greece are made solely through the use of this single distributor. If our distributor is unable to remain solvent we may experience a temporary or permanent loss of revenues until a replacement distributor can be established to service the Greek market.

We believe that our allowance for doubtful accounts was adequate as of March 31, 2012 and December 31, 2011, respectively; however, if significant changes occur in the availability of government funding or the reimbursement practices of these or other governments, we may not be able to collect on amounts due to us from customers in such countries and our results of operations could be adversely affected.

Financial Condition and Liquidity

Our financial condition is summarized as follows:

(In millions, except percentages)	As of March 31, 2012	As of December 31, 2011	Change %
Financial assets:
Cash and cash equivalents	$298.1	$514.5	(42.1)%
Marketable securities — current	978.5	1,176.1	(16.8)%
Marketable securities — non-current	1,471.9	1,416.7	3.9%

Total cash, cash equivalents and marketable securities	$2,748.6	$3,107.4	(11.5)%

Borrowings:
Current portion of notes payable and line of credit	$453.4	$3.3	**
Notes payable, line of credit and other financing arrangements	626.0	1,060.8	(41.0)%

Total borrowings	$1,079.4	$1,064.1	1.4%

Working Capital:
Current assets	$2,678.0	$2,975.4	(10.0)%
Current liabilities	(1,337.3)	(912.9)	46.5%

Total working capital	$1,340.6	$2,062.5	(35.0)%

For the three months ended March 31, 2012, certain significant cash flows were as follows:

•	$463.2 million used for share repurchases;

•	$147.3 million in net proceeds received on sales and maturities of marketable securities;

•	$24.1 million in proceeds from the issuance of stock for share-based compensation arrangements;

•	$51.3 million in total payments for income taxes;

•	$54.6 million used for purchases of property, plant and equipment;

•	$72.4 million of net cash paid for the acquisition of Stromedix Inc. (Stromedix); and

•	$29.0 million upfront payment made to Isis, recognized as research and development expense, pursuant to our collaboration agreement dated January 2012.

For the three months ended March 31, 2011, certain significant cash flows were as follows:

•	$195.3 million used for share repurchases;

•	$120.6 million used for net purchases of marketable securities;

•	$91.2 million in proceeds from the issuance of stock for share-based compensation arrangements;

•	$39.8 million in proceeds received from the sale of a strategic investment;

•	$32.1 million used for purchases of property, plant and equipment; and

•	$18.2 million in total payments for income taxes.

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

We consider the unrepatriated cumulative earnings of certain of our foreign subsidiaries to be invested indefinitely outside the U.S. Of the total cash, cash equivalents and marketable securities at March 31, 2012, approximately $0.8 billion was generated from operations in foreign jurisdictions and is intended for use in our foreign operations or in connection with business development transactions outside of the U.S. In managing our day-to-day liquidity in the U.S., we do not rely on the unrepatriated earnings as a source of funds and we have not provided for U.S. federal or state income taxes on these undistributed foreign earnings.

For additional information related to certain risks that could negatively impact our financial position or future results of operations, please read the “Risk Factors” and “Quantitative and Qualitative Disclosures About Market Risk” sections of this report.

Share Repurchase Programs

In February 2011, our Board of Directors authorized the repurchase of up to 20.0 million shares of our common stock. This repurchase program does not have an expiration date. As of March 31, 2012, approximately 10.0 million shares of our common stock at a cost of approximately $961.1 million have been repurchased under this authorization, of which approximately 4.0 million shares of our common stock at a cost of $463.2 million were repurchased during the three months ended March 31, 2012. All shares repurchased to date under this authorization were recorded as treasury stock. Approximately 10.0 million shares of our common stock remain available for repurchase under the 2011 repurchase program. We intend to repurchase up to $500.0 million of these remaining shares under the 2011 repurchase program during the remainder of 2012. These additional purchases will be made with the intention of reducing shares outstanding and returning excess capital to shareholders.

We repurchased approximately 2.8 million shares at a cost of approximately $195.3 million under our 2011 stock repurchase authorization during the three months ended March 31, 2011.

Cash, Cash Equivalents and Marketable Securities

Until required for another use in our business, we invest our cash reserves in bank deposits, certificates of deposit, commercial paper, corporate notes, U.S. and foreign government instruments and other interest bearing marketable debt instruments in accordance with our investment policy. We mitigate credit risk in our cash reserves and marketable securities by maintaining a well-diversified portfolio that limits the amount of exposure as to institution, maturity, and investment type. For example, we limit our exposure to European sovereign debt securities and maintain no holdings with respect to certain euro-zone states, such as Portugal, Italy, Greece, and Spain. The value of our investments, however, may be adversely affected by increases in interest rates, downgrades in the credit rating of the corporate bonds included in our portfolio, instability in the global financial markets that reduces the liquidity of securities included in our portfolio, and by other factors which may result in declines in the value of the investments. Each of these events may cause us to record charges to reduce the carrying value of our investment portfolio if the declines are other-than-temporary or sell investments for less than our acquisition cost which could adversely impact our financial position and our overall liquidity. For a summary of the fair value and valuation methods of our marketable securities please read Note 7, Fair Value Measurements to our condensed consolidated financial statements included within this report.

The decrease in cash, cash equivalents and marketable securities from December 31, 2011, is primarily due to share repurchases, cash paid for the acquisition of Stromedix, tax payments, purchases of property, plant and equipment, and the upfront payment made to Isis, offset by net cash flows provided by operating activities, net proceeds received on sales and maturities of marketable securities, and proceeds from the issuance of stock for share-based compensation arrangements.

Borrowings

We have a $360.0 million senior unsecured revolving credit facility, which we may choose to use for future working capital and general corporate purposes. The terms of this revolving credit facility include various covenants, including financial covenants that require us to not exceed a maximum leverage ratio and, under certain circumstances, an interest coverage ratio. The facility terminates in June 2012. No borrowings have been made under this credit facility and as of March 31, 2012 and December 31, 2011 we were in compliance with all applicable covenants.

We have $450.0 million aggregate principal amount of 6.0% Senior Notes due March 1, 2013 and $550.0 million aggregate principal amount of 6.875% Senior Notes due March 1, 2018 that were originally priced at 99.886% and 99.184% of par, respectively. The discount is amortized as additional interest expense over the period from issuance through maturity.

In connection with our 2006 distribution agreement with Fumedica, we issued notes totaling 61.4 million Swiss Francs which were payable to Fumedica in varying amounts from June 2008 through June 2018. Our remaining note payable to Fumedica had a present value of 18.8 million Swiss Francs ($20.8 million) and 18.6 million Swiss Franc ($19.7 million) as of March 31, 2012 and December 31, 2011, respectively.

There have been no significant changes in our borrowings since December 31, 2011. For a summary of the fair and carrying values of our outstanding borrowings as of March 31, 2012 and December 31, 2011, please read Note 7, Fair Value Measurements to our condensed consolidated financial statements included within this report.

Working Capital

We define working capital as current assets less current liabilities. The decrease in working capital from December 31, 2011 reflects an overall net decrease in total current assets of $297.5 million and a net increase in total current liabilities of $424.4 million. The increase in total current liabilities primarily resulted from the inclusion of our 6.0% Senior Notes, which are payable March 1, 2013, as a component of total current liabilities. The decrease in total current assets was driven by a decrease in cash, cash equivalents and current marketable securities, which is described above, offset by an increase in accounts receivables.

Cash Flows

The following table summarizes our cash flow activity:

	For the Three Months Ended March 31,
(In millions, except percentages)	2012	2011	% Change
Net cash flows provided by operating activities	$194.6	$253.6	(23.3)%
Net cash flows (used in) provided by investing activities	$0.6	$(126.8)	100.5%
Net cash flows used in financing activities	$(416.3)	$(99.8)	317.1%

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

For the three months ended March 31, 2012, compared to the same period in 2011, the decrease in cash provided by operating activities was driven by an increase in amounts due from our unconsolidated joint business partner, changes in inventory balances and higher payments for income taxes.

Investing Activities

For the three months ended March 31, 2012, compared to the same period in 2011, the increase in net cash flows provided by investing activities is primarily due to an increase in the net proceeds received from sales and maturities of marketable securities offset by the net cash paid for the acquisition of Stromedix. Net proceeds received from sales and maturities of marketable securities totaled $147.3 million in the first quarter of 2012, compared to net purchases of marketable securities totaling $120.6 million in the prior year comparative period.

Financing Activities

For the three months ended March 31, 2012 compared to the same period in 2011, the increase in net cash flows used in financing activities is due primarily to an increase in the amounts of our common stock we repurchased as well as a decrease in proceeds from the issuance of stock for share-based compensation arrangements. During the three months ended March 31, 2012, we repurchased 4.0 million shares of our common stock for approximately $463.2 million compared to 2.8 million shares of our common stock at a cost of approximately $195.3 million during the first three months of 2011. In addition, we received $24.1 million in the first quarter of 2012, compared to $91.2 million in the first quarter of 2011, related to stock option exercises and stock issuances under our employee stock purchase plan.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

Our contractual obligations primarily consist of our obligations under non-cancellable operating leases, our notes payable and line of credit, and defined benefit and other purchase obligations, excluding amounts related to tax related obligations, certain funding commitments, contingent milestone payments, contingent consideration, our financing arrangement for the construction of two office buildings located in Cambridge, Massachusetts and other off-balance sheet arrangements as described below.

There have been no other significant changes in our contractual obligations since December 31, 2011.

Tax Related Obligations

We exclude liabilities pertaining to uncertain tax positions from our summary of contractual obligations as we cannot make a reliable estimate of the period of cash settlement with the respective taxing authorities. As of March 31, 2012, we have approximately $56.9 million of liabilities associated with uncertain tax positions.

Other Funding Commitments

As of March 31, 2012, our investment in Samsung Bioepis totaled 24.8 billion South Korean won (approximately $22.1 million). We remain obligated to fund the remaining 24.7 billion South Korean won as required per the terms of the agreement. For additional information related to this transaction, please read Note 17, Collaborative and Other Relationships to our condensed consolidated financial statements included within this report.

As of March 31, 2012, we have funding commitments of up to approximately $14.1 million as part of our investment in biotechnology oriented venture capital funds.

As of March 31, 2012, we have several on-going clinical studies in various clinical trial stages. Our most significant clinical trial expenditures are to clinical research organizations (CROs). The contracts with CROs are generally cancellable, with notice, at our option. We have recorded accrued expenses of approximately $23.0 million on our condensed consolidated balance sheet for expenditures incurred by CROs as of March 31, 2012. We have approximately $475.0 million in cancellable future commitments based on existing CRO contracts as of March 31, 2012.

Contingent Milestone Payments

Based on our development plans as of March 31, 2012, we have committed to make potential future milestone payments to third parties of up to approximately $2.0 billion as part of our various collaborations, including licensing and development programs. Payments under these agreements generally become due and payable only upon achievement of certain development, regulatory or commercial milestones. Because the achievement of these milestones had not occurred as of March 31, 2012, such contingencies have not been recorded in our financial statements.

We anticipate that we may pay approximately $35.0 million of milestone payments during the remainder of 2012, provided various development, regulatory or commercial milestones are achieved. Amounts related to contingent milestone payments are not considered contractual obligations as they are contingent on the successful achievement of certain development, regulatory approval and commercial milestones. These milestones may not be achieved.

Contingent Consideration

On March 8, 2012, we completed our acquisition of all the outstanding stock of Stromedix, a privately held company located in Cambridge, Massachusetts. The purchase price included contingent consideration in the form of development and approval milestones up to a maximum of $487.5 million. For additional information related to this transaction, please read Note 2, Acquisitions to our condensed consolidated financial statements included within this report.

We also agreed to make additional payments based upon the achievement of certain milestone events in connection with our purchase of the noncontrolling interests in our joint venture investments in Biogen Dompé SRL and Biogen Dompé Switzerland GmbH and our acquisitions of Biogen Idec International Neuroscience GmbH, Biogen Idec Hemophilia Inc., and Fumapharm AG. For additional information related to contingent consideration obligations with respect to these transactions, please read Note 22, Commitments and Contingencies to our consolidated financial statements included within our 2011 Form 10-K.

Amounts related to these contingent obligations are not considered contractual obligations as they are contingent on the successful achievement of certain development, regulatory approval and commercial milestones. These milestones may not be achieved.

Financing Arrangement

In July 2011, we executed leases for two office buildings to be built in Cambridge, Massachusetts with a planned occupancy during the second half of 2013. Construction of these facilities began in late 2011. In accordance with accounting guidance applicable to entities involved with the construction of an asset that will be leased when the construction is completed, we are considered the owner, for accounting purposes, of these properties during the construction period. Accordingly, we will record an asset along with a corresponding financing obligation on our condensed consolidated balance sheet for the amount of total project costs incurred related to the construction in progress for these buildings through completion of the construction period. Upon completion of the buildings, we will assess and determine if the assets and corresponding liabilities should be derecognized. As of March 31, 2012 and December 31, 2011, cost incurred in relation to the construction of these buildings totaled approximately $17.9 million and $2.2 million, respectively.

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

New Accounting Standards

For a discussion of new accounting standards please read Note 1, Summary of Significant Accounting Policies—New Accounting Pronouncements to our consolidated financial statements included within our 2011 Form 10-K.

Critical Accounting Estimates

The preparation of our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. (U.S. GAAP), requires us to make estimates, judgments and assumptions that may affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe are reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. We evaluate our estimates, judgments and assumptions on an on-going basis. Actual results may differ from these estimates under different assumptions or conditions.

For a discussion of our critical accounting estimates, please read Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2011 Form 10-K.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Our market risks, and the ways we manage them, are summarized in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our 2011 Form 10-K. There have been no material changes in the first three months of 2012 to our market risks or to our management of such risks.

Item 4.    Controls and Procedures

Disclosure Controls and Procedures and Internal Control over Financial Reporting

Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of March 31, 2012. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that (a) the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (b) such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II — OTHER INFORMATION

Item 1.    Legal Proceedings

Please refer to Note 18, Litigation to our condensed consolidated financial statements included within this report, which is incorporated into this item by reference.

Item 1A.    Risk Factors

We are substantially dependent on revenues from our three principal products.

Our current and future revenues depend upon continued sales of our three principal products, AVONEX, TYSABRI and RITUXAN, which represented substantially all of our total revenues during the first quarter of 2012. Although we have developed and continue to develop additional products for commercial introduction, we may be substantially dependent on sales from these three products for many years. Any negative developments relating to any of these products, such as safety or efficacy issues, the introduction or greater acceptance of competing products, including biosimilars, or adverse regulatory or legislative developments, may reduce our revenues and adversely affect our results of operations. Our competitors are introducing additional multiple sclerosis products in an increasingly crowded market and if they have a similar or more attractive profile in terms of efficacy, convenience or safety, future sales of AVONEX, TYSABRI or both could be adversely affected.

TYSABRI’s sales growth is important to our success.

We expect that our revenue growth over the next several years will be dependent in part upon sales of TYSABRI. If we are not successful in growing sales of TYSABRI, our future business plans, revenue growth and results of operations may be adversely affected.

TYSABRI’s sales growth cannot be certain given the significant restrictions on use and the significant safety warnings in the label, including the risk of developing progressive multifocal leukoencephalopathy (PML), a serious brain infection. The risk of developing PML increases with prior immunosuppressant use, which may cause patients who have previously received immunosuppressants or their physicians to refrain from using or prescribing TYSABRI. The risk of developing PML also increases with longer treatment duration, which may cause prescribing physicians or patients to suspend treatment with TYSABRI. The risk of developing PML also increases with exposure to JC virus, which may be assessed through the presence of anti-JCV antibodies. Patients testing positive for anti-JCV antibodies or their physicians may refrain from using or prescribing TYSABRI. Increased incidences of PML could limit sales growth, prompt regulatory review, require significant changes to the label or result in market withdrawal. Additional regulatory restrictions on the use of TYSABRI or safety-related label changes, including enhanced risk management programs, whether as a result of additional cases of PML, changes to the criteria for confirming PML diagnosis or otherwise, may significantly reduce expected revenues and require significant expense and management time to address the associated legal and regulatory issues.

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

Our long-term viability and growth will depend upon the successful development and commercialization of new products from our research and development activities, including products licensed from third parties. We have several late-stage clinical programs that will have near-term data readouts and one that is in registration. These programs could impact our prospects for additional revenue growth and will require significant pre-launch investments that may not be recovered if the applicable product candidate does not receive marketing approval.

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

We have filed regulatory submissions for BG-12, our investigational oral compound for the treatment of relapsing MS, based on positive results from two pivotal trials. Factors that may prevent us from successfully commercializing BG-12 include:

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

In the U.S., federal and state legislatures, health agencies and third-party payors continue to focus on containing the cost of health care. The 2010 Patient Protection and Affordable Care Act encourages the development of comparative effectiveness research and any adverse findings for our products from such research may reduce the extent of reimbursement for our products. In addition, the Budget Control Act of 2011 mandates, among other things, reductions in Medicare payment rates if a sufficient deficit reduction plan is not approved, and a reduction in funding for Medicare, Medicaid or similar government programs may adversely affect our future results. Economic pressure on state budgets may result in states increasingly seeking to achieve budget savings through mechanisms that limit coverage or payment for our drugs. In recent years, some states have considered legislation that would control the prices of drugs. State Medicaid programs are increasingly requesting manufacturers to pay supplemental rebates and requiring prior authorization by the state program for use of any drug for which supplemental rebates are not being paid. Managed care organizations continue to seek price discounts and, in some cases, to impose restrictions on the coverage of particular drugs. Government efforts to reduce Medicaid expenses may lead to increased use of managed care organizations by Medicaid programs. This may result in managed care organizations influencing prescription decisions for a larger segment of the population and a corresponding constraint on prices and reimbursement for our products.

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

Sales of our products are dependent on reimbursement from government health administration authorities, private health insurers, distribution partners and other organizations. These organizations may be unable to satisfy their reimbursement obligations or may delay payment due to deteriorating global economic conditions, uncertainty about the direction and relative strength of the U.S. economy and resolution of the U.S. budget deficit, the growing European financial crisis, volatility in the credit and financial markets, and other disruptions due to natural disasters, political instability or otherwise. These adverse market and economic conditions also may cause governmental health authorities to reduce the extent of reimbursements and private insurers to increase their scrutiny of claims. A reduction in the availability or extent of reimbursement, or delays in payment for our products, could reduce our product sales and revenue, result in additional allowances or significant bad debts, or cause us to recognize certain revenue on a cash basis.

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

If we are unable to adequately protect and enforce our intellectual property and other proprietary rights, our competitors may take advantage of our development efforts or our acquired technology.

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

Our products may qualify for regulatory data protection, which provides to the holder of a drug or biologic marketing authorization, for a set period of time, the exclusive use of the proprietary pre-clinical and clinical data that it compiled at significant cost and submitted to the applicable regulatory authority to obtain approval of its product. After the set period of time, third parties are then permitted to rely upon the data to obtain approval of their abbreviated applications to market generic drugs and biosimilars. Although the World Trade Organization’s agreement on trade-related aspects of intellectual property rights (TRIPS) requires signatory countries to provide regulatory data protection to innovative pharmaceutical products, implementation and enforcement varies widely from country to country and we may not experience the extent or duration of data protection that we expect in each of the markets for our products.

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

The process of manufacturing our products is complex, highly regulated and subject to several risks:

•

The process of manufacturing biologics, such as AVONEX, TYSABRI and RITUXAN, is extremely susceptible to product loss due to contamination, oxidation, equipment failure or improper installation or operation of equipment, or vendor or operator error. Even minor deviations from normal manufacturing processes could result in reduced production yields, product defects and other supply disruptions. If microbial, viral or other contaminations are discovered in our products or manufacturing facilities, we may need to close our manufacturing facilities for an extended period of time to investigate and remediate the contaminant.

•

We rely on third party suppliers and manufacturers for, among other things, RITUXAN manufacturing, clinical and commercial requirements for small molecule product candidates such as BG-12, our fill-finish operations, the majority of our final product storage, and a substantial portion of our packaging operations. In addition, due to the unique manner in which our products are manufactured, we rely on single source providers of several raw materials and manufacturing supplies. These third parties are independent entities subject to their own unique operational and financial risks that are outside of our control. These third parties may not perform their obligations in a timely and cost-effective manner or in compliance with applicable regulations, and they may be unable or unwilling to increase production capacity commensurate with demand for our existing or future products. Finding alternative providers could take a significant amount of time and involve significant expense due to the specialized nature of the services and the need to obtain regulatory approval of any significant changes to our suppliers or manufacturing methods. We cannot be certain that we could reach agreement with alternative providers or that the FDA or other regulatory authorities would approve our use of such alternatives.

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

Any adverse developments affecting our manufacturing operations or the operations of our third-party suppliers and manufacturers may result in shipment delays, inventory shortages, lot failures, product withdrawals or recalls, or other interruptions in the commercial supply of our products. We may also have to take inventory write-offs and incur other charges and expenses for products that fail to meet specifications, undertake costly remediation efforts or seek more costly manufacturing alternatives. Such developments could increase our manufacturing costs, cause us to lose revenue or market share as patients and physicians turn to competing therapeutics, diminish our profitability or damage our reputation.

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

•

the emergence of far-reaching anti-bribery and anti-corruption legislation in the U.K., including passage of the U.K. Bribery Act 2010, and elsewhere and escalation of investigations and prosecutions pursuant to such laws;

•	restrictions on direct investments by foreign entities and trade restrictions;

•	greater political or economic instability; and

•	changes in tax laws and tariffs.

In addition, our international operations are subject to regulation under U.S. law. For example, the Foreign Corrupt Practices Act prohibits U.S. companies and their representatives from offering, promising, authorizing or making payments to foreign officials for the purpose of obtaining or retaining business abroad. In many countries, the health care professionals we regularly interact with may meet the definition of a foreign government official for purposes of the Foreign Corrupt Practices Act. Failure to comply with domestic or foreign laws could result in various adverse consequences, including possible delay in approval or refusal to approve a product, recalls, seizures or withdrawal of an approved product from the market, the imposition of civil or criminal sanctions and the prosecution of executives overseeing our international operations.

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

Our quarterly revenues, expenses and net income (loss) have fluctuated in the past and are likely to fluctuate significantly in the future due to the timing of charges and expenses that we may take. In recent periods, for instance, we have recorded charges that include:

•	the cost of restructurings;

•	impairments that we are required to take with respect to investments;

•	impairments that we are required to take with respect to fixed assets, including those that are recorded in connection with the sale of fixed assets;

•	inventory write-downs for failed quality specifications, charges for excess or obsolete inventory and charges for inventory write downs relating to product suspensions;

•	bad debt expenses and increased bad debt reserves;

•	milestone payments under license and collaboration agreements; and

•	payments in connection with acquisitions and other business development activity.

Our revenues are also subject to foreign exchange rate fluctuations due to the global nature of our operations. We recognize foreign currency gains or losses arising from our operations in the period in which we incur those gains or losses. Although we have foreign currency forward contracts to hedge specific forecasted transactions denominated in foreign currencies, our efforts to reduce currency exchange losses may not be successful. As a result, currency fluctuations among our reporting currency, the U.S. dollar, and the currencies in which we do business will affect our operating results, often in unpredictable ways. Our net income may also fluctuate due to the impact of charges we may be required to take with respect to foreign currency hedge transactions. In particular, we may incur higher than expected charges from hedge ineffectiveness or from the termination of a hedge relationship.

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

As of March 31, 2012, we had $1.1 billion of outstanding indebtedness, and we may incur additional debt in the future. Our level of indebtedness could adversely affect our business by, among other things:

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table summarizes our common stock repurchase activity during the first quarter of 2012:

Period	Total Number of Shares Purchased (#)	Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Programs (#)	Maximum Number of Shares That May Yet Be Purchased Under Our Programs (#)
January 2012	3,458,602	116.10	3,458,602	10,523,867
February 2012	523,867	117.64	523,867	10,000,000
March 2012	—	—	—	10,000,000

Total	3,982,469	116.30

In February 2011, our Board of Directors authorized the repurchase of up to 20.0 million shares of our common stock. This repurchase program does not have an expiration date. As of March 31, 2012, approximately 10.0 million shares of our common stock at a cost of approximately $961.1 million have been repurchased under this authorization. All shares repurchased under this authorization were recorded as treasury stock.

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

BIOGEN IDEC INC.

/s/ Paul J. Clancy
Paul J. Clancy
Executive Vice President and
Chief Financial Officer

May 1, 2012

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

31.1+	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1++	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101++	The following materials from Biogen Idec Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Other Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

+	Filed herewith
++	Furnished herewith