Form 10-Q
period 2012-06-30
BIOGEN IDEC INC.
filed 2012-07-24
CIK 875045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

The number of shares of the issuer’s Common Stock, $0.0005 par value, outstanding as of July 18, 2012, was 236,346,955 shares.

BIOGEN IDEC INC.

FORM 10-Q — Quarterly Report

For the Quarterly Period Ended June 30, 2012

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that are based on our current beliefs and expectations. These forward-looking statements may be accompanied by such words as “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “project,” “target,” “will” and other words and terms of similar meaning. Reference is made in particular to forward-looking statements regarding:

•

the anticipated amount, timing and accounting of product revenues, joint business revenues, deferred revenues, milestone and other payments under licensing, collaboration or acquisition agreements, tax positions and contingencies, doubtful accounts, cost of sales, research and development costs and other expenses, amortization of intangible assets, and foreign currency forward contracts;

•	our plans to develop further risk stratification protocols for TYSABRI and the impact of such protocols;

•	the expected lifetime revenue of AVONEX and amortization recorded in relation to its core technology;

•	the anticipated launch of BG-12;

•	additional planned regulatory filings for and launches of FAMPYRA and the timing of pricing negotiations regarding FAMPYRA;

•	the timing, outcome and impact of proceedings related to: patents and other intellectual property rights; tax audits, assessments and settlements; and other legal proceedings;

•	the costs and timing of the development and commercialization of our pipeline products and services;

•	the timing and impact of measures worldwide designed to reduce healthcare costs;

•	the impact of the deterioration of the credit and economic conditions in certain countries in Europe;

•	our ability to finance our operations and business initiatives and obtain funding for such activities;

•	contract manufacturing activity;

•	share repurchase activity;

•	the timing and expected financial impact of vacating our facility in Weston, Massachusetts;

•	the plans for and financial impact of our manufacturing facility in Hillerød, Denmark, corporate headquarters and other properties; and

•	the drivers for growing our business, including our plans to pursue business development and research opportunities, and competitive conditions.

These forward-looking statements involve risks and uncertainties, including those that are described in the “Risk Factors” section of this report and elsewhere within this report that could cause actual results to differ materially from those reflected in such statements. You should not place undue reliance on these statements. Forward-looking statements speak only as of the date of this report. We do not undertake any obligation to publicly update any forward-looking statements.

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

PART I FINANCIAL INFORMATION

BIOGEN IDEC INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited, in thousands, except per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Revenues:
Product	$1,076,800	$956,703	$2,052,288	$1,863,805
Unconsolidated joint business	284,630	216,458	569,183	472,583
Other	59,521	35,486	91,495	75,602

Total revenues	1,420,951	1,208,647	2,712,966	2,411,990

Cost and expenses:
Cost of sales, excluding amortization of acquired intangible assets	139,112	100,503	272,308	203,616
Research and development	329,559	285,644	685,521	579,277
Selling, general and administrative	301,767	266,301	601,856	510,819
Collaboration profit sharing	78,511	88,050	164,406	162,844
Amortization of acquired intangible assets	52,282	55,136	98,243	108,352
Fair value adjustment of contingent consideration	12,858	2,200	14,117	3,400
Restructuring charge	1,139	—	1,422	16,587

Total cost and expenses	915,228	797,834	1,837,873	1,584,895

Income from operations	505,723	410,813	875,093	827,095
Other income (expense), net	2,950	(11,728)	18,094	(1,777)

Income before income tax expense and equity in loss of investee, net of tax	508,673	399,085	893,187	825,318
Income tax expense	121,021	95,036	203,169	212,504
Equity in loss of investee, net of tax	511	—	511	—

Net income	387,141	304,049	689,507	612,814
Net income attributable to noncontrolling interests, net of tax	295	16,015	—	30,450

Net income attributable to Biogen Idec Inc.	$386,846	$288,034	$689,507	$582,364

Net income per share:
Basic earnings per share attributable to Biogen Idec Inc.	$1.62	$1.19	$2.88	$2.40

Diluted earnings per share attributable to Biogen Idec Inc.	$1.61	$1.18	$2.86	$2.38

Weighted-average shares used in calculating:
Basic earnings per share attributable to Biogen Idec Inc.	238,988	242,375	239,389	241,932

Diluted earnings per share attributable to Biogen Idec Inc.	240,622	244,966	241,245	244,899

See accompanying notes to these unaudited condensed consolidated financial statements.

BIOGEN IDEC INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited, in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Net income	$387,141	$304,049	$689,507	$612,814

Other comprehensive income:
Unrealized gains (losses) on securities available for sale, net of tax of $47 and $621 for the three months ended June 30, 2012 and 2011, respectively; and $1,075 and $6,307 for the six months ended June 30, 2012 and 2011, respectively	(83)	1,057	1,828	(10,739)
Unrealized gains (losses) on foreign currency forward contracts, net of tax of $2,164 and $822 for the three months ended June 30, 2012 and 2011, respectively; and $22 and $1,213 for the six months ended June 30, 2012 and 2011, respectively	18,260	6,327	(103)	(11,050)
Unrealized gains (losses) on pension benefit obligation	202	4	391	16
Currency translation adjustment	(51,226)	22,235	(26,073)	74,784

Total other comprehensive income, net of tax	(32,847)	29,623	(23,957)	53,011

Comprehensive income	354,294	333,672	665,550	665,825
Comprehensive income attributable to noncontrolling interests, net of tax	295	18,933	65	36,137

Comprehensive income attributable to Biogen Idec Inc.	$353,999	$314,739	$665,485	$629,688

See accompanying notes to these unaudited condensed consolidated financial statements.

BIOGEN IDEC INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except per share amounts)

	As of June 30, 2012	As of December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$456,811	$514,542
Marketable securities	949,239	1,176,115
Accounts receivable, net	683,841	584,603
Due from unconsolidated joint business	266,841	228,724
Inventory	362,940	326,843
Other current assets	149,247	144,600

Total current assets	2,868,919	2,975,427
Marketable securities	1,467,909	1,416,737
Property, plant and equipment, net	1,622,812	1,571,387
Intangible assets, net	1,732,972	1,608,191
Goodwill	1,197,904	1,146,314
Investments and other assets	271,864	331,548

Total assets	$9,162,380	$9,049,604

LIABILITIES AND EQUITY
Current liabilities:
Current portion of notes payable and line of credit	$453,045	$3,292
Taxes payable	58,315	45,939
Accounts payable	159,152	186,448
Accrued expenses and other	762,353	677,210

Total current liabilities	1,432,865	912,889
Notes payable, line of credit and other financing arrangements	641,568	1,060,808
Long-term deferred tax liability	282,904	248,644
Other long-term liabilities	534,358	400,276

Total liabilities	2,891,695	2,622,617

Commitments and contingencies
Equity:
Biogen Idec Inc. shareholders’ equity
Preferred stock, par value $0.001 per share	—	—
Common stock, par value $0.0005 per share	127	128
Additional paid-in capital	3,825,647	4,185,048
Accumulated other comprehensive income (loss)	(50,557)	(26,535)
Retained earnings	3,796,154	3,106,761
Treasury stock, at cost	(1,303,074)	(839,903)

Total Biogen Idec Inc. shareholders’ equity	6,268,297	6,425,499
Noncontrolling interests	2,388	1,488

Total equity	6,270,685	6,426,987

Total liabilities and equity	$9,162,380	$9,049,604

See accompanying notes to these unaudited condensed consolidated financial statements.

BIOGEN IDEC INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	For the Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net income	$689,507	$612,814
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	174,569	182,845
Share-based compensation	60,467	57,399
Deferred income taxes	(43,831)	48,626
Other	(21,070)	(26,785)
Changes in operating assets and liabilities, net:
Accounts receivable	(10,758)	(54,909)
Accrued expenses and other current liabilities	51,973	(67,488)
Other changes in operating assets and liabilities, net	(70,651)	(69,258)

Net cash flows provided by operating activities	830,206	683,244

Cash flows from investing activities:
Proceeds from sales and maturities of marketable securities	1,423,931	1,169,836
Purchases of marketable securities	(1,253,934)	(1,778,568)
Acquisitions of business, net of cash acquired	(72,401)	—
Purchases of property, plant and equipment	(127,447)	(86,229)
Other	(22,647)	21,376

Net cash flows used in investing activities	(52,498)	(673,585)

Cash flows from financing activities:
Purchase of treasury stock	(909,951)	(386,575)
Proceeds from issuance of stock for share-based compensation arrangements	43,081	285,883
Other	33,166	22,767

Net cash flows used in financing activities	(833,704)	(77,925)

Net decrease in cash and cash equivalents	(55,996)	(68,266)
Effect of exchange rate changes on cash and cash equivalents	(1,735)	6,194
Cash and cash equivalents, beginning of the period	514,542	759,598

Cash and cash equivalents, end of the period	$456,811	$697,526

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

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of our financial statements for interim periods in accordance with accounting principles generally accepted in the United States (U.S. GAAP). The information included in this quarterly report on Form 10-Q should be read in conjunction with our consolidated financial statements and the accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2011 (2011 Form 10-K). Our accounting policies are described in the “Notes to Consolidated Financial Statements” in our 2011 Form 10-K and updated, as necessary, in this Form 10-Q. The year-end condensed consolidated balance sheet data presented for comparative purposes was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. The results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period. Certain prior-year amounts may be reclassified to conform to the current year’s presentation.

Consolidation

Our condensed consolidated financial statements reflect our financial statements, those of our wholly-owned subsidiaries and those of certain variable interest entities where we are the primary beneficiary. For consolidated entities where we own or are exposed to less than 100% of the economics, we record net income (loss) attributable to noncontrolling interests in our condensed consolidated statements of income equal to the percentage of the economic or ownership interest retained in such entities by the respective noncontrolling parties. All material intercompany balances and transactions are eliminated in consolidation.

In determining whether we are the primary beneficiary of an entity and therefore required to consolidate, we apply a qualitative approach that determines whether we have both (1) the power to direct the economically significant activities of the entity and (2) the obligation to absorb losses of, or the right to receive benefits from, the entity that could potentially be significant to that entity. These considerations impact the way we account for our existing collaborative relationships and other arrangements. We continuously assess whether we are the primary beneficiary of a variable interest entity as changes to existing relationships or future transactions may result in us consolidating or deconsolidating our partner(s) to collaborations and other arrangements.

Equity Method of Accounting

In circumstances where we have the ability to exercise significant influence over the operating and financial policies of a company in which we have an investment, we utilize the equity method of accounting for recording investment activity. In assessing whether we exercise significant influence, we consider the nature and magnitude of our investment, the voting and protective rights we hold, any participation in the governance of the other company, and other relevant factors such as the presence of a collaboration or other business relationship. Under the equity method of accounting, we will record within our results of operations our share of income or loss of the other company.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited, continued)

Use of Estimates

The preparation of our condensed consolidated financial statements requires us to make estimates, judgments, and assumptions that may affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates and judgments and methodologies, including those related to revenue recognition and related allowances, our collaborative relationships, clinical trial expenses, the consolidation of variable interest entities, the collectability of our accounts receivable, the valuation of contingent consideration, the valuation of acquired intangible assets including in-process research and development, inventory, impairment and amortization of long-lived assets including intangible assets and acquired in-process research and development (IPR&D), impairments of goodwill, share-based compensation, income taxes including the valuation allowance for deferred tax assets, the valuation of investments, derivatives and hedging activities, contingencies, litigation, and restructuring charges. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

2.	Acquisitions

Stromedix, Inc.

On March 8, 2012, we completed our acquisition of all the outstanding stock of Stromedix, Inc. (Stromedix), a privately held company located in Cambridge, Massachusetts. Stromedix is a business involved in the discovery of antibodies designed to treat fibrosis disorders. Stromedix’ lead candidate, STX-100, is in phase 2a of development in patients with idiopathic pulmonary fibrosis (IPF). The purchase price included a $75.0 million cash payment and up to a maximum of $487.5 million in contingent consideration in the form of development and approval milestones, of which $275.0 million relates directly to the development and approval of STX-100 for the treatment of IPF. The acquisition was funded from our existing cash on hand and has been accounted for as the acquisition of a business. In addition to acquiring the outstanding stock of the entity and obtaining the rights to STX-100, we obtained the services of key employees and the rights to a second antibody and an antibody conjugate, which are both in preclinical development.

Upon acquisition, we recorded a liability of $122.2 million representing the fair value of the contingent consideration. This amount was estimated through a valuation model that incorporates industry based probability adjusted assumptions relating to the achievement of these milestones and thus the likelihood of us making payments. This fair value measurement is based upon significant inputs not observable in the market and therefore represents a Level 3 measurement. Subsequent changes in the fair value of this obligation will be recognized as adjustments to contingent consideration and reflected within our condensed consolidated statements of income. For additional information related to our fair value of this obligation, please read Note 7, Fair Value Measurements to these condensed consolidated financial statements.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited, continued)

The purchase price consists of the following:

(In millions)
Cash portion of consideration	$75.0
Fair value of pre-existing equity ownership	10.2
Contingent consideration	122.2

Total purchase price	$207.4

The following table summarizes the estimated fair values of the separately identifiable assets acquired and liabilities assumed as of March 8, 2012:

(In millions)
In-process research and development	$219.2
Goodwill	51.6
Deferred tax assets	14.4
Deferred tax liability	(77.9)
Other, net	0.1

Total purchase price	$207.4

Our estimate of the fair value of the specifically identifiable assets acquired and liabilities assumed as of the date of acquisition is subject to the finalization of management’s analysis related to tax matters, such as filing Stromedix’ final tax return and completing the evaluation of whether we will be able utilize Stromedix’ net operating losses. The final determination of these fair values will be completed as soon as possible as additional information becomes available but no later than one year from the acquisition date. Although the final determination may result in differences from our estimates, we do not expect those differences to be material to our financial condition or results of operations.

Our estimate of the fair value of the IPR&D programs acquired was determined through a probability adjusted cash flow analysis utilizing a discount rate of 20%. This valuation was primarily driven by the value associated with the primary indication of the lead candidate, STX-100, which is expected to be completed no earlier than fiscal 2020 at a remaining cost as of the acquisition date of approximately $290.0 million. The fair value associated with STX-100 for the treatment of IPF was $202.6 million. These fair value measurements were based on significant inputs not observable in the market and thus represent Level 3 fair value measurements.

The goodwill recognized is largely related to establishing a deferred tax liability for the IPR&D intangible assets which have no tax basis and, therefore, are not tax deductible.

Pro forma results of operations would not be materially different as a result of the acquisition of Stromedix and therefore are not presented. After the acquisition date, our results of operations include the results of Stromedix.

Prior to the acquisition of Stromedix, we had an equity interest equal to approximately 5% of the company’s total capital stock (on an “as converted” basis) pursuant to a license agreement we entered into with Stromedix in 2007 for the development of the STX-100 product candidate. Based on the fair market value of this equity interest derived from the purchase price, we recognized a gain of approximately $9.0 million in the first quarter of 2012, which was recorded as a component of other income (expense), net within our condensed consolidated statement of income.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited, continued)

3.	Accounts Receivable

Our accounts receivable primarily arise from product sales in the U.S. and Europe and mainly represent amounts due from our wholesale distributors, public hospitals and other government entities. Concentrations of credit risk with respect to our accounts receivable, which are typically unsecured, are limited due to the wide variety of customers and markets using our products, as well as their dispersion across many different geographic areas. The majority of our accounts receivable have standard payment terms which are generally between 30 and 90 days. We monitor the financial performance and credit worthiness of our large customers so that we can properly assess and respond to changes in their credit profile. We operate in certain countries where weakness in economic conditions has resulted in extended collection periods. We continue to monitor these economic conditions and assess the impacts of such changes in the relevant financial markets on our business, especially in light of sovereign credit developments. We provide reserves against trade receivables for estimated losses that may result from a customer’s inability to pay. Amounts determined to be uncollectible are charged or written-off against the reserve. To date, our historical write-offs of accounts receivable have not been significant.

The credit and economic conditions within Italy, Spain, Portugal and Greece, among other members of the European Union, remain uncertain. Over the past year, the average length of time that it takes to collect our accounts receivable in some of these countries has increased and may increase further in the future. In some regions in these countries where our collections have slowed and a significant portion of these receivables are now routinely being collected over periods in excess of one year, we have discounted our receivables and reduced related revenues over the period of time that we estimate those amounts will be paid using the country’s market-based borrowing rate for such period. The related receivables are classified at the time of sale as long-term assets. We accrete interest income on these receivables, which is recognized as a component of other income (expense), net within our condensed consolidated statements of income.

Our net accounts receivable balances from product sales in selected European countries are summarized as follows:

	As of June 30, 2012
(In millions)	Current Balance Included within Accounts Receivable, net	Non-Current Balance Included within Investments and Other Assets	Total
Spain	$58.9	$—	$58.9
Italy	$90.7	$8.9	$99.6
Portugal	$26.0	$13.1	$39.1
Greece	$2.7	$—	$2.7

	As of December 31, 2011
(In millions)	Current Balance Included within Accounts Receivable, net	Non-Current Balance Included within Investments and Other Assets	Total
Spain	$68.5	$65.5	$134.0
Italy	$19.4	$48.7	$68.1
Portugal	$20.6	$12.3	$32.9
Greece	$4.0	$—	$4.0

Approximately $15.2 million and $56.0 million of the aggregated balances for these countries were overdue more than one year as of June 30, 2012 and December 31, 2011, respectively.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited, continued)

In June 2012, as part of a new program to resolve long outstanding amounts due, the Spanish government paid us approximately $112.0 million, contributing to a significant decrease in our accounts receivable in Spain. At June 30, 2012, our receivables in Spain are paid through November 2011.

In the fourth quarter of 2011, Biogen Idec SRL received a notice from the Italian National Medicines Agency (AIFA) stating that sales of TYSABRI for the period from February 2009 through February 2011 exceeded by Euro 30.7 million a reimbursement limit established pursuant to a Price Determination Resolution (Price Resolution) granted by AIFA in February 2007. In December 2011, we filed an appeal against AIFA seeking a ruling that the reimbursement limit does not apply and that the position of AIFA is unenforceable. Since being notified that AIFA believes a reimbursement limit is in effect, we have deferred $32.5 million and $13.8 million of revenue in Italy during the first half of 2012 and fourth quarter of 2011, respectively. We expect that we will continue to defer a portion of our revenues on future sales of TYSABRI in Italy until this matter is resolved. For additional information, please read Note 19, Litigation to our condensed consolidated financial statements included within this report.

4.	Reserves for Discounts and Allowances

An analysis of the amount of, and change in, reserves is summarized as follows:

		Contractual
(In millions)	Discounts	Adjustments	Returns	Total
Balance, as of December 31, 2011	$12.6	$119.3	$23.7	$155.6
Current provisions relating to sales in current year	55.7	220.0	11.9	287.6
Adjustments relating to prior years	(0.2)	(5.7)	—	(5.9)
Payments/returns relating to sales in current year	(39.4)	(114.8)	(3.2)	(157.4)
Payments/returns relating to sales in prior years	(11.2)	(83.5)	(6.0)	(100.7)

Balance, as of June 30, 2012	$17.5	$135.3	$26.4	$179.2

The total reserves above, included in our condensed consolidated balance sheets, are summarized as follows:

	As of	As of
	June 30,	December 31,
(In millions)	2012	2011
Reduction of accounts receivable	$46.3	$40.6
Component of accrued expenses and other	132.9	115.0

Total reserves	$179.2	$155.6

5.	Inventory

The components of inventory are summarized as follows:

	As of	As of
	June 30,	December 31,
(In millions)	2012	2011
Raw materials	$92.9	$83.8
Work in process	166.8	169.4
Finished goods	103.2	73.6

Total inventory	$362.9	$326.8

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited, continued)

6.	Intangible Assets and Goodwill

In connection with our acquisition of Stromedix, we acquired IPR&D programs with an estimated fair value of $219.2 million and recorded $51.6 million of goodwill, which represents the excess of the purchase price over the fair value of the net assets acquired. For a more detailed description of this transaction, please read Note 2, Acquisitions to these condensed consolidated financial statements.

Intangible Assets

Intangible assets, net of accumulated amortization, impairment charges and adjustments, are summarized as follows:

		As of June 30, 2012			As of December 31, 2011
	Estimated		Accumulated			Accumulated
(In millions)	Life	Cost	Amortization	Net	Cost	Amortization	Net
Out-licensed patents	13-23 years	$578.0	$(406.2)	$171.8	$578.0	$(391.3)	$186.7
Core developed technology	15-23 years	3,005.3	(1,880.6)	1,124.7	3,005.3	(1,801.1)	1,204.2
In-process research and development	Up to 15 years upon commercialization	330.1	—	330.1	110.9	—	110.9
Trademarks and tradenames	Indefinite	64.0	—	64.0	64.0	—	64.0
In-licensed rights and patents	6-16 years	51.1	(8.7)	42.4	47.2	(4.8)	42.4
Assembled workforce	4 years	2.1	(2.1)	—	2.1	(2.1)	—

Total intangible assets		$4,030.6	$(2,297.6)	$1,733.0	$3,807.5	$(2,199.3)	$1,608.2

For the three and six months ended June 30, 2012, amortization of acquired intangible assets totaled $52.3 million and $98.3 million, respectively, as compared to $55.1 million and $108.4 million, respectively, in the prior year comparative periods. Amortization of acquired intangible assets is expected to be in the range of approximately $130.0 million to $200.0 million annually through 2016.

In-licensed Rights and Patents

We licensed rights for the diagnostic and therapeutic application of recombinant virus-like particles, known as VP1 proteins, to detect antibodies of the JC virus (JCV) in serum or blood. Under the terms of this license, we expect to make payments totaling approximately $57.5 million through 2016. These payments include upfront and milestone payments as well as the greater of an annual maintenance fee or usage-based royalty payment. As of June 30, 2012 and December 31, 2011, we have recognized an intangible asset totaling $23.1 million and $19.2 million, respectively, reflecting the total amount of upfront payments made and other time-based milestone payments. We will capitalize any additional payments due under this arrangement as an intangible asset when they become due. Amortization expense is recorded using an economic consumption model based on the number of JCV antibody assay tests performed each period compared to an estimate of the total tests we expect to perform multiplied by payments made to date and the probable payments we expect to make through 2016.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited, continued)

Goodwill

The following table provides a roll forward of the changes in our goodwill balance:

	As of	As of
(In millions)	June 30, 2012	December 31, 2011
Goodwill, beginning of period	$1,146.3	$1,146.3
Goodwill acquired during the period	51.6	—

Goodwill, end of period	$1,197.9	$1,146.3

As of June 30, 2012, we had no accumulated impairment losses related to goodwill.

7.	Fair Value Measurements

The tables below present information about our assets and liabilities that are regularly measured and carried at fair value and indicate the level within the fair value hierarchy of the valuation techniques we utilized to determine each fair value:

(In millions)	As of June 30, 2012	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$222.9	$—	$222.9	$—
Marketable debt securities:
Corporate debt securities	781.5	—	781.5	—
Government securities	1,267.0	—	1,267.0	—
Mortgage and other asset backed securities	368.6	—	368.6	—
Marketable equity securities	0.1	0.1	—	—
Venture capital investments	25.4	—	—	25.4
Derivative contracts	36.5	—	36.5	—
Plan assets for deferred compensation	16.1	—	16.1	—

Total	$2,718.1	$0.1	$2,692.6	$25.4

Liabilities:
Derivative contracts	$0.3	$—	$0.3	$—
Contingent consideration obligations	280.9	—	—	280.9

Total	$281.2	$—	$0.3	$280.9

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited, continued)

(In millions)	As of December 31, 2011	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$399.8	$—	$399.8	$—
Marketable debt securities:
Corporate debt securities	602.6	—	602.6	—
Government securities	1,716.5	—	1,716.5	—
Mortgage and other asset backed securities	273.8	—	273.8	—
Marketable equity securities	0.1	0.1	—	—
Venture capital investments	23.5	—	—	23.5
Derivative contracts	39.5	—	39.5	—
Plan assets for deferred compensation	11.6	—	11.6	—

Total	$3,067.4	$0.1	$3,043.8	$23.5

Liabilities:
Derivative contracts	$0.5	$—	$0.5	$—
Contingent consideration obligations	151.0	—	—	151.0

Total	$151.5	$—	$0.5	$151.0

The fair value of Level 2 instruments classified as cash equivalents and marketable debt securities were determined through financial models of third party pricing services. For a description of our validation procedures related to prices provided by third party pricing services, refer to Note 1, Summary of Significant Accounting Policies: Fair Value Measurements, to our consolidated financial statements included within our 2011 Form 10-K.

Our marketable equity securities represent investments in publicly traded equity securities. Our venture capital investments include investments in certain venture capital funds, accounted for at fair value, which primarily invest in small privately-owned, venture-backed biotechnology companies. These venture capital investments represented approximately 0.3% of total assets as of June 30, 2012 and December 31, 2011, respectively.

The following table provides a roll forward of the fair value of our venture capital investments, which are all Level 3 assets:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In millions)	2012	2011	2012	2011
Fair value, beginning of period	$22.1	$20.5	$23.5	$20.8
Unrealized gains included in earnings	3.1	0.1	3.5	0.7
Unrealized losses included in earnings	(0.2)	(0.3)	(2.0)	(1.3)
Purchases	0.4	0.3	0.4	0.4

Fair value, end of period	$25.4	$20.6	$25.4	$20.6

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited, continued)

The fair and carrying values of our debt instruments, which are all Level 2 liabilities, are summarized as follows:

	As of June 30, 2012		As of December 31, 2011
(In millions)	Fair Value	Carrying Value	Fair Value	Carrying Value
Notes payable to Fumedica	$18.2	$16.5	$22.4	$19.7
6.0% Senior Notes due March 1, 2013	464.1	449.9	474.1	449.9
6.875% Senior Notes due March 1, 2018	667.0	589.4	663.9	592.3

Total	$1,149.3	$1,055.8	$1,160.4	$1,061.9

We utilized Level 2 inputs to determine the fair value of our notes payable to Fumedica and our Senior Notes. The fair value of our note payable to Fumedica was estimated using market observable inputs, including current interest and foreign currency exchange rates. The fair value of our Senior Notes was determined through market, observable, and corroborated sources.

The following table provides a roll forward of the fair values of our contingent consideration obligations, which are all Level 3 liabilities:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In millions)	2012	2011	2012	2011
Fair value, beginning of period	$269.9	$82.4	$151.0	$81.2
Additions	4.6	—	122.2	—
Changes in fair value	12.9	2.2	14.2	3.4
Payments	(6.5)	—	(6.5)	—

Fair value, end of period	$280.9	$84.6	$280.9	$84.6

As of June 30, 2012 and December 31, 2011, approximately $263.9 million and $140.3 million, respectively, of the fair value of our total contingent consideration obligations were reflected as components of other long-term liabilities within our condensed consolidated balance sheets with the remaining balances reflected as a component of accrued expenses and other.

In connection with our acquisition of Stromedix in March 2012, we recorded a liability of $122.2 million representing the fair value of the contingent consideration. This valuation was based on probability weighted net cash outflow projections of $487.5 million, discounted using a rate of 4.4%, which is a measure of the credit risk associated with settling the liability.

The consideration for our acquisitions often includes future payments that are contingent upon the occurrence of a particular event. For acquisitions completed after January 1, 2009, we record a contingent consideration obligation for such contingent payments at fair value on the acquisition date. We estimate the fair value of contingent consideration obligations through valuation models that incorporate probability adjusted assumptions related to the achievement of the milestones and thus likelihood of making related payments. We revalue these contingent consideration obligations each reporting period. Changes in the fair value of our contingent consideration obligations are recognized within our condensed consolidated statements of income. Changes in the fair value of the contingent consideration obligations can result from changes to one or multiple

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited, continued)

inputs, including adjustments to the discount rates and periods utilized, changes in estimated cash flows projected if the product candidate is successfully commercialized, changes in the assumed achievement or timing of any development milestones, changes in the probability of certain clinical events and changes in the assumed probability associated with regulatory approval. Our contingent consideration obligation related to our 2011 purchase of the noncontrolling interest in the Dompé joint ventures also includes an estimate of the timing and amount of cumulative sales of product(s) over a specified performance period.

Discount rates in our valuation models represent a measure of the credit risk associated with settling the liability. The value of our contingent obligations as of June 30, 2012 was based upon discount rates ranging from 3.3% to 4.2%. The period over which we discount our contingent obligations is based on the current development stage of the product candidates, our specific development plan for that product candidate adjusted for the probability of completing the development step, and when the contingent payments would be triggered. In determining the probability of success, we utilize data regarding similar milestone events from several sources, including industry studies and our own experience. These fair value measurements represent Level 3 measurements as they are based on significant inputs not observable in the market. Significant judgment is employed in determining the appropriateness of these assumptions as of the acquisition date and for each subsequent period. Accordingly, changes in assumptions could have a material impact on the amount of contingent consideration expense we record in any given period.

In connection with our acquisition of Stromedix, we allocated $219.2 million of the total purchase price to acquired IPR&D, which was capitalized as an intangible asset. The amount allocated to acquired IPR&D was based on significant inputs not observable in the market and thus represented a Level 3 fair value measurement. These assets are tested for impairment annually until commercialization, after which time the IPR&D is amortized over its estimated useful life. For a more detailed description of this transaction, please read Note 2, Acquisitions to these condensed consolidated financial statements.

There has been no impairment of our assets measured at fair value during the three and six months ended June 30, 2012. In addition, there were no changes in valuation techniques or inputs utilized or transfers between fair value measurement levels during the three and six months ended June 30, 2012. For additional information related to the valuation techniques and inputs utilized in valuation of our financial assets and liabilities, please read Note 1, Summary of Significant Accounting Policies to our consolidated financial statements included within our 2011 Form 10-K.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited, continued)

8.	Financial Instruments

Marketable Securities

The following tables summarize our marketable debt and equity securities:

As of June 30, 2012 (In millions):	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost
Available-for-sale:
Corporate debt securities
Current	$281.7	$0.3	$—	$281.4
Non-current	499.8	2.3	(0.3)	497.8
Government securities
Current	666.1	0.3	(0.1)	665.9
Non-current	600.9	0.7	(0.2)	600.4
Mortgage and other asset backed securities
Current	1.4	—	—	1.4
Non-current	367.2	1.1	(1.2)	367.3

Total marketable debt securities	$2,417.1	$4.7	$(1.8)	$2,414.2

Marketable equity securities, non-current	$0.1	$—	$—	$0.1

		Gross	Gross
	Fair	Unrealized	Unrealized	Amortized
As of December 31, 2011 (In millions):	Value	Gains	Losses	Cost
Available-for-sale:
Corporate debt securities
Current	$155.0	$0.2	$(0.1)	$154.9
Non-current	447.6	1.2	(1.5)	447.9
Government securities
Current	1,021.0	0.4	—	1,020.6
Non-current	695.5	0.9	(0.2)	694.8
Mortgage and other asset backed securities
Current	0.1	—	—	0.1
Non-current	273.7	0.5	(1.3)	274.5

Total marketable debt securities	$2,592.9	$3.2	$(3.1)	$2,592.8

Marketable equity securities, non-current	$0.1	$—	$(0.1)	$0.2

In the tables above, as of June 30, 2012 and December 31, 2011, government securities included $88.9 million and $214.0 million, respectively, of Federal Deposit Insurance Corporation (FDIC) guaranteed senior notes issued by financial institutions under the Temporary Liquidity Guarantee Programs, which will all mature prior to December 31, 2012.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited, continued)

The following table summarizes our financial assets with original maturities of less than 90 days included within cash and cash equivalents on the accompanying condensed consolidated balance sheet:

	As of	As of
	June 30,	December 31,
(In millions)	2012	2011
Commercial paper	$10.0	$—
Repurchase agreements	84.0	8.8
Short-term debt securities	128.9	391.0

Total	$222.9	$399.8

The carrying values of our commercial paper, including accrued interest, repurchase agreements and short-term debt securities approximate fair value.

Summary of Contractual Maturities: Available-for-Sale Securities

The estimated fair value and amortized cost of our marketable debt securities available-for-sale by contractual maturity are summarized as follows:

	As of June 30, 2012		As of December 31, 2011
	Estimated	Amortized	Estimated	Amortized
(In millions)	Fair Value	Cost	Fair Value	Cost
Due in one year or less	$949.2	$948.7	$1,176.1	$1,175.6
Due after one year through five years	1,260.0	1,257.4	1,251.6	1,251.4
Due after five years	207.9	208.1	165.2	165.8

Total available-for-sale securities	$2,417.1	$2,414.2	$2,592.9	$2,592.8

The average maturity of our marketable securities as of June 30, 2012 and December 31, 2011 was 13 months and 14 months, respectively.

Proceeds from Marketable Debt Securities

The proceeds from maturities and sales of marketable debt securities and resulting realized gains and losses are summarized as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In millions)	2012	2011	2012	2011
Proceeds from maturities and sales	$599.6	$381.8	$1,423.9	$1,169.8
Realized gains	$0.6	$0.7	$1.3	$3.1
Realized losses	$(1.3)	$(0.5)	$(2.0)	$(1.3)

Proceeds were generally reinvested. Realized losses for the three and six months ended June 30, 2012 and 2011 primarily relate to sales of agency mortgage-backed securities.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited, continued)

Strategic Investments

As of June 30, 2012 and December 31, 2011, our strategic investment portfolio was comprised of investments totaling $63.2 million and $62.8 million, respectively, which are included in investments and other assets in our accompanying condensed consolidated balance sheets. Our strategic investment portfolio includes investments in equity securities of certain biotechnology companies and our investments in venture capital funds accounted for at fair value which totaled $25.5 million and $23.6 million as of June 30, 2012 and December 31, 2011, respectively. Our strategic investment portfolio also includes other equity investments in privately-held companies and additional investments in venture capital funds accounted for under the cost method. The carrying value of these investments totaled $37.7 million and $39.2 million, as of June 30, 2012 and December 31, 2011, respectively.

During the three and six months ended June 30, 2012, we realized net gains, impairments and changes to fair value recorded through income of $2.2 million and $13.5 million, respectively, on our strategic investment portfolio as compared to a net loss of $5.5 million and a net gain of $7.6 million, respectively, in the prior year comparative periods. The gains recognized during the six months ended June 30, 2012, include a gain of $9.0 million recognized upon our acquisition of Stromedix as we previously held an equity interest. For a more detailed description of this transaction, please read Note 2, Acquisitions to these condensed consolidated financial statements. The gains recognized during the six months ended June 30, 2011 include a gain of $13.8 million on the sale of one of our marketable equity investments.

Impairments

For the three and six months ended June 30, 2012, we recognized $0.8 million and $1.3 million, respectively, as impairment charges of our publicly-held strategic investments, investments in venture capital funds accounted for under the cost method and investments in privately-held companies.

For the three and six months ended June 30, 2011, we recognized $5.2 million and $5.5 million, respectively, as impairment charges of our investments in privately-held companies and our investments in venture capital funds accounted for under the cost method. No impairments were recognized in relation to our publicly-held strategic investments.

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

Foreign currency forward contracts in effect as of June 30, 2012 and December 31, 2011 had durations of 1 to 12 months. These contracts have been designated as cash flow hedges and accordingly, to the extent effective, any unrealized gains or losses on these foreign currency forward contracts are reported in accumulated other comprehensive income (loss). Realized gains and losses for the effective portion of such contracts are recognized in revenue when the sale of product in the currency being hedged is recognized. To the extent ineffective, hedge transaction gains and losses are reported in other income (expense), net.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited, continued)

The notional value of foreign currency forward contracts that were entered into to hedge forecasted revenues is summarized as follows:

	Notional Amount
	As of June 30, 2012	As of December 31, 2011
Foreign Currency: (in millions)
Euro	$523.1	$496.4
Canadian dollar	12.8	22.9
Swedish krona	6.7	13.0

Total foreign currency forward contracts	$542.6	$532.3

The portion of the fair value of these foreign currency forward contracts that was included in accumulated other comprehensive income (loss) within total equity reflected gains of $36.4 million and $36.5 million as of June 30, 2012 and December 31, 2011, respectively. We expect all contracts to be settled over the next 12 months and any amounts in accumulated other comprehensive income (loss) to be reported as an adjustment to revenue. We consider the impact of our and our counterparties’ credit risk on the fair value of the contracts as well as the ability of each party to execute its obligations under the contract. As of June 30, 2012 and December 31, 2011, respectively, credit risk did not materially change the fair value of our foreign currency forward contracts.

In relation to our foreign currency forward contracts, we recognized in other income (expense) net gains of $1.3 million and $3.2 million due to hedge ineffectiveness for the three and six months ended June 30, 2012, respectively, as compared to net losses of $1.2 million and $0.5 million, respectively, in the prior year comparative periods.

In addition, we recognized in product revenue net gains of $13.6 million and $19.0 million for the settlement of certain effective cash flow hedge instruments for the three and six months ended June 30, 2012, respectively, as compared to net losses of $18.5 million and $26.8 million, respectively, in the prior year comparative periods. These settlements were recorded in the same period as the related forecasted revenues.

Summary of Derivatives Designated as Hedging Instruments

The following table summarizes the fair value and presentation in our condensed consolidated balance sheets for derivatives designated as hedging instruments:

(In millions)	Balance Sheet Location	Fair Value As of June 30, 2012
Foreign Currency Contracts:
Asset derivatives	Other current assets	$35.7
Liability derivatives	Accrued expenses and other	$—

(In millions)	Balance Sheet Location	Fair Value As of December 31, 2011
Foreign Currency Contracts:
Asset derivatives	Other current assets	$32.6
Liability derivatives	Accrued expenses and other	$—

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited, continued)

The following table summarizes the effect of derivatives designated as hedging instruments on our condensed consolidated statements of income:

(In millions)	Amount Recognized in Accumulated Other Comprehensive Income (Loss) on Derivative Gain/(Loss) (Effective Portion)	Income Statement Location (Effective Portion)	Amount Reclassified from Accumulated Other Comprehensive Income (Loss) into Income Gain/(Loss) (Effective Portion)	Income Statement Location (Ineffective Portion)	Amount of Gain/(Loss) Recorded (Ineffective Portion)

For the Three Months Ended
June 30, 2012:				Other income
Foreign currency contracts	$36.4	Revenue	$13.6	(expense)	$1.3
June 30, 2011:				Other income
Foreign currency contracts	$(23.3)	Revenue	$(18.5)	(expense)	$(1.2)
For the Six Months Ended
June 30, 2012:				Other income
Foreign currency contracts	$36.4	Revenue	$19.0	(expense)	$3.2
June 30, 2011:				Other income
Foreign currency contracts	$(23.3)	Revenue	$(26.8)	(expense)	$(0.5)

Other Derivatives

We also enter into other foreign currency forward contracts, usually with one month durations, to mitigate the foreign currency risk related to certain balance sheet positions. We have not elected hedge accounting for these transactions.

The aggregate notional amount of these other outstanding foreign currency contracts was $344.1 million as of June 30, 2012. The fair value of these contracts was a net asset of $0.5 million. Net gains of $15.9 million and $11.4 million related to these contracts were recognized as a component of other income (expense), net, for the three and six months ended June 30, 2012, respectively, as compared to a net gain of $0.6 million and a net loss of $4.3 million in the prior year comparative periods.

10.	Property, Plant and Equipment

Property, plant and equipment are recorded at historical cost, net of accumulated depreciation. Accumulated depreciation on property, plant and equipment was $854.7 million and $782.1 million as of June 30, 2012 and December 31, 2011, respectively.

For the three and six months ended June 30, 2012, we capitalized interest costs related to construction in progress totaling approximately $8.6 million and $16.8 million, respectively, as compared to $8.3 million and $15.9 million, respectively, in the prior year comparative periods. Capitalized interest costs are primarily related to the development of our large-scale biologic manufacturing facility in Hillerød, Denmark.

Hillerød, Denmark Facility

As of June 30, 2012 and December 31, 2011, the construction in progress balance related to the construction of our large-scale biologics manufacturing facility in Hillerød, Denmark totaled $487.4 million and $474.0 million, respectively. Based on our current manufacturing strategy, we expect that this facility will be ready for

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited, continued)

its intended use in the second half of 2012, at which time we plan to cease capitalizing interest expense in relation to this project and begin recording depreciation on the facility.

Cambridge Leases

In July 2011, we executed leases for two office buildings to be built in Cambridge, Massachusetts with a planned occupancy during the second half of 2013. Construction of these facilities began in late 2011. These buildings will serve as the future location of our corporate headquarters and commercial operations as well as provide additional general and administrative and research and development office space. In accordance with accounting guidance applicable to entities involved with the construction of an asset that will be leased when the construction is completed, we are considered the owner, for accounting purposes, of these properties during the construction period. Accordingly, we record an asset along with a corresponding financing obligation on our condensed consolidated balance sheet for the amount of total project costs incurred related to the construction in progress for these buildings. Upon completion of the buildings, we will assess and determine if the assets and corresponding liabilities should be derecognized. As of June 30, 2012 and December 31, 2011, cost incurred by the developer in relation to the construction of these buildings totaled approximately $38.8 million and $2.2 million, respectively.

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

11.	Indebtedness

Revolving Credit Facility

In June 2012 our $360.0 million senior unsecured revolving credit facility expired and was not renewed. No borrowings were made under this credit facility.

12.	Equity

Total equity as of June 30, 2012 decreased $156.3 million compared to December 31, 2011. This decrease was primarily driven by repurchases of our common stock totaling $909.9 million offset by net income attributable to Biogen Idec Inc. of $689.5 million and the increase in additional paid-in capital resulting from our share based compensation arrangements totaling $87.4 million.

Share Repurchases

In February 2011, our Board of Directors authorized the repurchase of up to 20.0 million shares of common stock. This authorization does not have an expiration date. During the six months ended June 30, 2012, 7.3 million shares were repurchased at a cost of $909.9 million. Of those shares, 3.3 million were repurchased and retired during the three months ended June 30, 2012 at a cost of $446.8 million. The remaining shares purchased were recorded as treasury stock.

After June 30, 2012, we repurchased and retired an additional 0.4 million shares at a cost of $53.2 million. Approximately 6.3 million shares of our common stock remain available for repurchase under the 2011 authorization.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited, continued)

We repurchased approximately 5.0 million shares at a cost of approximately $386.6 million under the 2011 authorization during the six months ended June 30, 2011.

Noncontrolling Interest

The following table reconciles equity attributable to noncontrolling interests:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In millions)	2012	2011	2012	2011
Noncontrolling interests, beginning of period	$2.6	$70.1	$1.5	$52.9
Net income (loss) attributable to noncontrolling interests, net of tax	0.3	16.0	—	30.4
Currency translation adjustment	—	2.9	0.1	5.7
Deconsolidation of noncontrolling interest	(0.5)	—	(0.5)	—
Distributions to noncontrolling interests	—	(9.9)	1.3	(9.9)

Noncontrolling interests, end of period	$2.4	$79.1	$2.4	$79.1

13.	Earnings per Share

Basic and diluted earnings per share are calculated as follows:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
(In millions)	2012	2011	2012	2011
Numerator:
Net income attributable to Biogen Idec Inc.	$386.8	$288.0	$689.5	$582.4
Adjustment for net income allocable to preferred stock	—	—	—	(0.5)

Net income used in calculating basic and diluted earnings per share	$386.8	$288.0	$689.5	$581.9

Denominator:
Weighted average number of common shares outstanding	239.0	242.4	239.4	241.9
Effect of dilutive securities:
Stock options and employee stock purchase plan	0.6	1.0	0.6	1.3
Time-vested restricted stock units	0.8	1.4	1.0	1.5
Market stock units	0.2	0.2	0.2	0.2
Performance-vested restricted stock units settled in shares	—	—	—	—

Dilutive potential common shares	1.6	2.6	1.8	3.0

Shares used in calculating diluted earnings per share	240.6	245.0	241.2	244.9

Amounts excluded from the calculation of net income per diluted share because their effects were anti-dilutive were insignificant.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited, continued)

14. Share-based Payments

Share-based Compensation Expense

The following table summarizes share-based compensation expense included within our condensed consolidated statements of income:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
(In millions)	2012	2011	2012	2011
Research and development .	$18.1	$13.9	$37.8	$32.2
Selling, general and administrative	25.0	22.2	53.8	42.8
Restructuring charges	—	—	—	(0.6)

Subtotal	43.1	36.1	91.6	74.4
Capitalized share-based compensation costs .	(1.3)	(1.0)	(2.5)	(2.0)

Share-based compensation expense included in total cost and expenses	41.8	35.1	89.1	72.4
Income tax effect	(12.7)	(10.9)	(27.1)	(23.0)

Share-based compensation expense included in net income attributable to Biogen Idec Inc.
	$29.1	$24.2	$62.0	$49.4

The following table summarizes share-based compensation expense associated with each of our share-based compensation programs:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
(In millions)	2012	2011	2012	2011
Stock options	$0.8	$1.6	$0.9	$2.7
Market stock units	5.6	4.3	11.6	7.7
Time-vested restricted stock units	22.2	19.1	48.1	46.2
Performance-vested restricted stock units settled in shares	—	0.3	0.1	0.7
Cash settled performance shares	13.9	10.7	28.7	15.5
Employee stock purchase plan	0.6	0.1	2.2	1.6

Subtotal	43.1	36.1	91.6	74.4
Capitalized share-based compensation costs	(1.3)	(1.0)	(2.5)	(2.0)

Share-based compensation expense included in total cost and expenses	$41.8	$35.1	$89.1	$72.4

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited, continued)

Grants Under Share-based Compensation Plans

The following table summarizes our equity grants to employees, officers and directors under our current stock plans:

	For the Six Months
	Ended June 30,
	2012	2011
Market stock units(a)	302,000	373,000
Cash settled performance shares(b)	327,000	483,000
Time-vested restricted stock units(c)	865,000	1,303,000
Performance-vested restricted stock units(d)	—	1,000

(a)	Market stock units (MSUs) granted for the six months ended June 30, 2012, include approximately 217,000 MSUs granted in connection with our annual awards made in February 2012, representing the target number of shares eligible to be earned at the time of grant. The remaining MSUs issued in the six months ended June 30, 2012 were based upon the attainment of performance criteria set for 2011 and 2010 in relation to shares granted in those years and shares granted to newly-hired employees.

MSUs granted for the six months ended June 30, 2011, include approximately 347,000 MSUs granted in connection with our annual awards made in February 2011, representing the target number of shares eligible to be earned at the time of grant. The remaining MSUs issued in the six months ended June 30, 2011 were based upon the attainment of performance criteria set for 2010 in relation to shares granted in 2010 and shares granted to newly-hired employees.

(b)	Cash settled performance shares (CSPSs) granted for the six months ended June 30, 2012, include approximately 245,000 CSPSs granted in connection with our annual awards made in February 2012, representing the target number of shares eligible to be earned at the time of grant. The remaining CSPSs issued in the six months ended June 30, 2012 were based upon the attainment of performance criteria set for 2011 in relation to shares granted in 2011 and shares granted to newly-hired employees.

CSPSs granted for the six months ended June 30, 2011, include approximately 379,000 CSPSs granted in connection with our annual awards made in February 2011, representing the target number of shares eligible to be earned at the time of grant. The remaining CSPSs issued in the six months ended June 30, 2011 were based upon the attainment of performance criteria set for 2010 in relation to shares granted in 2010 and shares granted to newly-hired employees.

(c)	Time-vested restricted stock units (RSUs) granted for the six months ended June 30, 2012, include approximately 771,000 RSUs granted in connection with our annual awards made in February 2012. The remaining RSUs issued in the six months ended June 30, 2012 were based upon shares issued to newly-hired employees and our Board of Directors.

RSUs granted for the six months ended June 30, 2011, include approximately 1.2 million RSUs granted in connection with our annual awards made in February 2011. The remaining RSUs issued in the six months ended June 30, 2011 were based upon shares issued to newly-hired employees and our Board of Directors.

(d)	Performance-vested restricted stock units (PVRSUs) granted for the six months ended June 30, 2011, represent additional shares earned for performance criteria set for 2010 in relation to shares granted in 2010. No PVRSUs were granted during the six months ended June 30, 2012.

No stock options were granted during the six months ended June 30, 2012 and 2011. In addition, for the six months ended June 30, 2012, approximately 168,000 shares were issued under the ESPP compared to approximately 316,000 shares issued in the prior year comparative period.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited, continued)

15.	Income Taxes

For the three and six months ended June 30, 2012, our effective tax rate was 23.8% and 22.7%, respectively, compared to 23.8% and 25.7%, respectively, in the prior year comparative period.

Reconciliation between the U.S. federal statutory tax rate and our effective tax rate is summarized as follows:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2012	2011	2012	2011
Statutory rate	35.0%	35.0%	35.0%	35.0%
State taxes	0.8	0.4	0.8	1.4
Taxes on foreign earnings	(7.6)	(7.3)	(7.9)	(6.3)
Credits and net operating loss utilization	(3.9)	(4.1)	(3.8)	(3.1)
Purchased intangible assets	1.1	1.4	1.1	1.4
Permanent items	(2.4)	(1.1)	(3.1)	(1.2)
Contingent consideration	0.6	—	0.4	—
Other	0.2	(0.5)	0.2	(1.5)

Effective tax rate	23.8%	23.8%	22.7%	25.7%

Our tax rate for the three months ended June 30, 2012, was substantially the same as the rate for the same period in 2011 due to a favorable state audit adjustment in the three months ended June 30, 2011, which was specific to that quarter, being offset by higher orphan drug credits in 2012.

For the six months ended June 30, 2012, the reduction in our income tax rate compared to the same period in 2011 was primarily a result of a benefit from higher orphan drug credits as a result of the Factor VIII, Factor IX and dexpramipexole clinical trials, the cessation of certain intercompany royalties owed by a foreign affiliate of ours to a U.S. affiliate on the international sales of one of our products, and for the three months ended March 31, 2012, a favorable determination by the IRS with regard to the deductibility of certain 2011 expenses reimbursed through our unconsolidated joint business.

Accounting for Uncertainty in Income Taxes

We and our subsidiaries are routinely examined by various taxing authorities. We file income tax returns in the U.S. federal jurisdiction, various U.S. states, and foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal tax examination for years before 2010 or state, local, or non-U.S. income tax examinations for years before 2004. During the three and six months ended June 30, 2012, we adjusted our unrecognized tax benefits to reflect new information arising during our on-going federal and state audit examinations including the filing of amended federal income tax returns to claim certain deductions. These amended returns had the effect of increasing our unrecognized tax benefit by approximately $37.0 million.

In October 2011, in conjunction with our examination, the IRS proposed a disallowance of approximately $130 million in deductions for tax years 2007, 2008 and 2009 related to payments for services from our Danish contract manufacturing affiliate. We believe that these items represent valid deductible business expenses and will vigorously defend our position.

We do not anticipate any significant changes in our positions in the next twelve months other than expected settlements, which have been classified as current liabilities within the accompanying balance sheet.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited, continued)

Contingencies

On June 8, 2010, we received Notices of Assessment from the Massachusetts Department of Revenue (DOR) against Biogen Idec MA Inc. (BIMA), one of our wholly-owned subsidiaries, for $103.5 million of corporate excise tax, including associated interest and penalties, related to our 2004, 2005 and 2006 tax filings. We filed an abatement application with the DOR, which was denied, and we filed a petition appealing the denial with the Massachusetts Appellate Tax Board (Massachusetts ATB) on February 3, 2011, and a hearing has been scheduled for April 2013. For all periods under dispute, we believe that positions taken in our tax filings are valid and we are contesting the assessments vigorously.

The audits of our tax filings for 2007 and 2008 are not completed. As these filings were prepared in a manner consistent with prior filings, we may receive an assessment for those years as well. Due to tax law changes effective January 1, 2009, the computation and deductions at issue in previous tax filings are not part of our subsequent tax filings in Massachusetts.

We believe that these assessments do not impact the amount of liabilities for income tax contingencies. However, there is a possibility that we may not prevail in defending all of our assertions with the DOR. If these matters are resolved unfavorably in the future, the resolution could have a material adverse impact on our effective tax rate and our results of operations.

16.	Other Consolidated Financial Statement Detail

Other Income (Expense), Net

Components of other income (expense), net, are summarized as follows:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
(In millions)	2012	2011	2012	2011
Interest income	$10.2	$4.3	$16.7	$8.0
Interest expense	(7.0)	(8.4)	(14.4)	(17.6)
Impairments of investments	(0.8)	(5.2)	(1.3)	(5.5)
Gain (loss) on investments, net	2.5	(0.1)	14.3	14.8
Foreign exchange gains (losses), net	(1.3)	(0.6)	0.1	(1.0)
Other, net	(0.6)	(1.7)	2.7	(0.5)

Total other income (expense), net	$3.0	$(11.7)	$18.1	$(1.8)

Accrued Expenses and Other

Accrued expenses and other consists of the following:

(In millions)	As of June 30, 2012	As of December 31, 2011
Employee compensation and benefits	$156.7	$176.3
Revenue-related rebates	132.9	115.0
Deferred revenue	110.3	69.6
Collaboration expenses	56.0	44.2
Clinical development expenses	50.1	40.8
Royalties and licensing fees	48.9	47.4
Current portion of contingent consideration obligations	16.9	10.8
Other	190.6	173.1

Total accrued expenses and other	$762.4	$677.2

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

We are responsible for the development of dexpramipexole and reimburse certain Knopp expenses directly attributable to the license agreement. Amounts incurred by Knopp that we reimburse are reflected as research and development expenses in our condensed consolidated statements of income. Future development and sales-based milestone payments also will be reflected within our condensed consolidated statements of income as a charge to noncontrolling interests, net of tax, when such milestones are achieved.

For the three and six months ended June 30, 2012, the collaboration incurred development expense totaling $20.4 million and $43.1 million, respectively, which is reflected as research and development expense within our condensed consolidated statements of income, compared to $9.0 million and $14.7 million, respectively, in the prior year comparative periods. During the first quarter of 2011, we dosed the first patient in a registrational study for dexpramipexole. The achievement of this milestone resulted in a $10.0 million milestone due to Knopp, which was reflected as a charge to noncontrolling interests.

The assets and liabilities of Knopp are not significant to our financial position or results of operations. We have provided no financing to Knopp other than contractually required amounts disclosed above.

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

For the three and six months ended June 30, 2012, the collaboration incurred development expense totaling $2.6 million and $5.1 million, respectively, which is reflected as research and development expense within our condensed consolidated statements of income, compared to $3.0 million and $4.8 million, respectively, in the prior year comparative periods. In April 2011, we submitted an Investigational New Drug (IND) application for BIIB037 (human anti-Amyloid B mAb), a beta-amyloid removal therapy. The achievement of this milestone resulted in a $15.0 million milestone due to Neurimmune, which was reflected as a charge to noncontrolling interests in the prior year second quarter. The assets and liabilities of Neurimmune are not significant to our financial position or results of operations as it is a research and development organization. We have provided no financing to Neurimmune other than previously contractually required amounts disclosed above.

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

As of June 30, 2012 and December 31, 2011, the total carrying value of our investments in biotechnology companies that we have determined to be variable interest entities, but do not consolidate as we do not have the power to direct their activities, totaled $12.8 million and $14.6 million, respectively. Our maximum exposure to loss related to these variable interest entities is limited to the carrying value of our investments.

We have entered into research collaborations with certain variable interest entities where we are required to share or fund certain development activities. These development activities are included in research and development expense within our condensed consolidated statements of income, as they are incurred. Depending on the collaborative arrangement, we may record funding receivables or payable balances with our partners, based on the nature of the cost-sharing mechanism and activity within the collaboration. As of June 30, 2012 and December 31, 2011, we had no significant receivables or payables related to cost sharing arrangements with unconsolidated variable interest entities.

We have provided no financing to these variable interest entities other than previously contractually required amounts.

For additional information related to our Investments in Variable Interest Entities, please read Note 19, Investments in Variable Interest Entities to our consolidated financial statements included within our 2011 Form 10-K.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited, continued)

18.	Collaborative and Other Relationships

Samsung Biosimilar Agreement

In February 2012, we finalized an agreement with Samsung BioLogics Co. Ltd. (Samsung Biologics) that established an entity, Samsung Bioepis, to develop, manufacture and market biosimilar pharmaceuticals. Under the terms of the agreement, Samsung Biologics will contribute 280.5 billion South Korean won (approximately $250.0 million) for an 85 percent stake in Samsung Bioepis and Biogen Idec will contribute approximately 49.5 billion South Korean won (approximately $45.0 million) for the remaining 15 percent ownership interest. Our investment will be limited to this contribution as we have no obligation to provide any additional funding; however, we maintain an option to purchase additional stock in Samsung Bioepis in order to increase our ownership percentage up to 49.9 percent. The exercise of this option is within our control.

Samsung Biologics has the power to direct the activities of Samsung Bioepis which will most significantly and directly impact its economic performance. We account for this investment under the equity method of accounting as we maintain the ability to exercise significant influence over Samsung Bioepis through a presence on the entity’s Board of Directors and our contractual relationship. Under the equity method, we record our original investment at cost and subsequently adjust the carrying value of our investments for our share of equity in the entity’s income or losses according to our percentage of ownership. If losses accumulate, we will record our share of losses until our investment has been fully depleted. Once our investment has been fully depleted, we will recognize additional losses only if we provide or are required to provide additional funding. As of June 30, 2012, our investment in Samsung Bioepis totaled 24.7 billion South Korean won (approximately $21.2 million), which is classified as a component of investments and other assets within our condensed consolidated balance sheets. We are obligated to fund an additional 24.8 billion South Korean won (approximately $21.4 million) of which 18.4 billion South Korean won (approximately $15.9 million) is due within the next year. We recognize our share of the results of operations related to our investment in Samsung Bioepis one quarter in arrears when the results of the entity become available, which will be reflected as equity in earnings (loss) of investee, net of tax within our condensed consolidated statements of income. During the three months ended June 30, 2012, we recognized a loss of $0.5 million.

Simultaneous with formation of Samsung Bioepis, we entered into a license agreement and technical development and manufacturing services agreements with Samsung Bioepis. Under the terms of the license agreement, we granted Samsung Bioepis an exclusive license to use, develop, manufacture, and commercialize products created by Samsung Bioepis using Biogen Idec product-specific technology. In exchange, we will receive royalties on all products developed and commercialized by Samsung Bioepis. Under the terms of the technical development agreement, we will provide Samsung Bioepis technical development services and technology transfer services, which include, but are not limited to, cell culture development, purification process development, formulation development, and analytical development. For the three and six months ended June 30, 2012, we recognized $4.6 million and $5.6 million, respectively, in revenues in relation to these services, which is reflected as a component of other revenues within our condensed consolidated statement of income. Under the terms of our manufacturing agreement we will manufacture certain clinical drug substance, clinical drug product, commercial drug substance and commercial drug product pursuant to contractual terms. No amounts have been earned to date by us under the manufacturing agreement.

Isis Pharmaceuticals, Inc. (Myotonic Dystrophy-1 and Spinal Muscular Atrophy)

In June and January 2012, we entered into exclusive, worldwide option and collaboration agreements with Isis Pharmaceuticals, Inc. (Isis) under which both companies will develop and commercialize Isis’ product candidates for the treatment of myotonic dystrophy type 1 (DM1) and the treatment of spinal muscular atrophy (SMA), respectively.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited, continued)

Under the terms of the June agreement for the DM1 candidate, we provided Isis with an upfront payment of $12.0 million and will make potential additional payments, prior to licensing, of up to $59.0 million based on the development of the selected product candidate. Isis will be responsible for global development of any product candidate through the completion of a Phase 2 trial and we will provide advice on the clinical trial design and regulatory strategy. We then have an option to license the product candidate until completion of the Phase 2 trial. If we exercise our option, we will pay Isis up to a $70.0 million license fee and assume global development, regulatory and commercialization responsibilities. Isis could receive up to another $130.0 million in milestone payments upon the achievement of certain regulatory milestones as well as royalties on future sales if we successfully develop the product candidate after option exercise.

Under the terms of the January agreement for the antisense investigation drug, ISIS-SMNRx, we paid Isis $29.0 million as an upfront payment and agreed to pay up to $45.0 million in milestones related to the clinical development of ISIS-SMNRx of which $18.0 million will become payable upon initiation of the first Phase 2/3 study of ISIS-SMNRx. Isis will be responsible for global development of ISIS-SMNRx through the completion of Phase 2/3 trials and we will provide advice on the clinical trial design and regulatory strategy. We also have an option to license ISIS-SMNRx until completion of the first successful Phase 2/3 trial. If we exercise our option, we will pay Isis a $75.0 million license fee and assume global development, regulatory and commercialization responsibilities. Isis could receive up to another $150.0 million in milestone payments upon the achievement of certain regulatory milestones as well as royalties on future sales of ISIS-SMNRx if we successfully develop ISIS-SMNRx after option exercise.

Under these agreements we recognized $12.0 million and $41.0 million as research and development expenses within our condensed consolidated statement of income for the three and six months ended June 30, 2012, respectively.

For additional information related to our other significant collaboration arrangements, please read Note 20, Collaborations to our consolidated financial statements included within our 2011 Form 10-K.

19.	Litigation

Massachusetts Department of Revenue

On June 8, 2010, we received Notices of Assessment from the Massachusetts DOR against BIMA for $103.5 million of corporate excise tax, including associated interest and penalties, related to our 2004, 2005 and 2006 tax filings. We filed an abatement application with the DOR, which was denied, and we filed a petition appealing the denial with the Massachusetts ATB on February 3, 2011, and a hearing has been scheduled for April 2013. For all periods under dispute, we believe that positions taken in our tax filings are valid and we are contesting the assessments vigorously.

Hoechst — Genentech Arbitration

On October 24, 2008, Hoechst GmbH (Hoechst), affiliate of Sanofi-Aventis Deutschland GmbH (Sanofi), filed with the ICC International Court of Arbitration (Paris) a request for arbitration against Genentech, claiming a breach of a license agreement (the Hoechst License) between Hoechst’s predecessor and Genentech that was entered as of January 1, 1991 and terminated by Genentech effective October 27, 2008. The Hoechst License granted Genentech certain rights with respect to later-issued U.S. Patents 5,849,522 (’522 patent) and 6,218,140 (’140 patent) and related patents outside the U.S. The Hoechst License provided for potential royalty payments of 0.5% on net sales of certain products defined by the agreement. In that proceeding, Genentech maintains that no royalties are due because it does not infringe any of the relevant patents. Although we are not a party to the arbitration, we expect that any damages that may be awarded to Hoechst may be a cost charged to our collaboration with Genentech.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited, continued)

In June 2011, the arbitrator issued an intermediate decision suggesting that RITUXAN may be covered by the Hoechst License, and in the second quarter of 2011 we reduced our share of RITUXAN revenues from unconsolidated joint business by approximately $50.0 million to reflect our share of the approximately $125.0 million compensatory damages and interest that Genentech estimated might be awarded to Hoechst. The actual amount of our share of any damages may vary from this estimate depending on the nature or amount of any damages awarded to Hoechst, or if any final decision awarding damages is successfully challenged by Genentech. Hoechst has since claimed it is due damages of approximately EUR153.0 million (approximately $192.4 million) for the period from December 15, 1998 to September 30, 2008 as well as additional royalties for later periods in an amount to be determined at a future hearing.

In August 2011, the arbitrator informed the parties that the underlying issue of liability with respect to RITUXAN under the Hoechst License has not yet been decided. A further hearing on liability took place in June 2012, but no decision was issued. Hearings on damages, if any, are scheduled for November 2012.

Sanofi ’522 and ’140 Patent Litigation

On October 27, 2008, Sanofi filed suit against Genentech and Biogen Idec in federal court in Texas (E.D. Tex.) (Texas Action) claiming that RITUXAN and certain other Genentech products infringe the ’522 patent and the ’140 patent, and on the same day Genentech and Biogen Idec filed a complaint against Sanofi in federal court in California (N.D. Cal.) (California Action) seeking declaratory judgments that RITUXAN and the other Genentech products do not infringe the ‘522 patent or the ’140 patent and that those patents are invalid and unenforceable. The Texas Action was ordered transferred to the federal court in the Northern District of California and consolidated with the California Action.

On April 21, 2011, the district court entered a separate and final judgment that the manufacture and sale of RITUXAN do not infringe the ’522 patent or the ’140 patent. The district court stayed further proceedings relating to Biogen Idec’s and Genentech’s claims seeking a declaration that the asserted patent claims are invalid and unenforceable. On March 22, 2012, the U.S. Court of Appeals for the Federal Circuit affirmed the judgment of non-infringement. No trial date has yet been set on the stayed claims. On May 1, 2012, Genentech filed a motion to enjoin Sanofi and those acting in concert with it, including Hoechst, from continuing the arbitration described above, but the motion was denied on May 25, 2012. On June 6, 2012, Genentech appealed the denial to the U.S. Court of Appeals for the Federal Circuit and the appeal is pending.

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

On November 17, 2011, Biogen Idec SRL responded to AIFA that the reimbursement limit in the Price Resolution by its terms relates only to the first 24 months of TYSABRI sales, which began in February 2007. On December 23, 2011, we filed an appeal in the Regional Administrative Tribunal of Lazio (Ecc.mo Tribunale Amministrativo Regionale per il Lazio) in Rome against AIFA, seeking a ruling that our interpretation of the Price Resolution is valid and that the position of the AIFA is unenforceable. We have not formed an opinion that an unfavorable outcome is either “probable” or “remote”. We believe that we have good and valid grounds for our appeal and will vigorously pursue it.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited, continued)

Average Manufacturer Price Litigation

On September 6, 2011, we and several other pharmaceutical companies were served with a complaint originally filed under seal on October 28, 2008 in the United States District Court for the Eastern District of Pennsylvania by Ronald Streck (the relator) on behalf of himself and the United States, and the states of New Jersey, California, Rhode Island, Michigan, Montana, Wisconsin, Massachusetts, Tennessee, Oklahoma, Texas, Indiana, New Hampshire, North Carolina, Florida, Georgia, New Mexico, Illinois, New York, Virginia, Delaware, Hawaii, Louisiana, Connecticut, and Nevada, (collectively States), and the District of Columbia, alleging violations of the False Claims Act, 31 U.S.C. § 3729 et seq. and state and District of Columbia statutory counterparts. The United States and the States have declined to intervene, and the District of Columbia has not intervened. The complaint was subsequently unsealed and served, and then amended. The amended complaint alleges that Biogen Idec and other defendants underreport Average Manufacturer Price (AMP) information to the Centers for Medicare and Medicaid Services, thereby causing Biogen Idec and other defendants to underpay rebates under the Medicaid Drug Rebate Program. The relator alleges that the underreporting has occurred because Biogen Idec and other defendants improperly consider various payments that they make to drug wholesalers to be discounts under applicable federal law. We and the other defendants filed a motion to dismiss the complaint, which was granted in part and denied in part on July 3, 2012. As to AMP submissions before January 1, 2007, the court dismissed all state and federal claims against us. As to AMP submissions after January 1, 2007, the court denied our motion to dismiss federal law claims. Plaintiff’s remaining state-law claims were dismissed in whole as to claims under New Mexico law and in part as to claims under the laws of Delaware, New Hampshire, Texas, Connecticut, Georgia, Indiana, Montana, New York, Oklahoma, and Rhode Island. The court has set a scheduling conference for August 23, 2012. We have not formed an opinion that an unfavorable outcome under the remaining claims is either “probable” or “remote,” and are unable at this stage of the litigation to form an opinion as to the magnitude or range of any potential loss. We believe that we have good and valid defenses and intend vigorously to defend against the allegations.

Government Review of Sales and Promotional Practices

We have learned that state and federal governmental authorities are investigating our sales and promotional practices. We are cooperating with the government.

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

Financial Highlights

The following table is a summary of financial results achieved:

	For the Three Months Ended June 30,
(In millions, except per share amounts and percentages)	2012	2011 (1)	Change %
Total revenues	$1,421.0	$1,208.6	17.6%
Income from operations	$505.7	$410.8	23.1%
Net income attributable to Biogen Idec Inc.	$386.8	$288.0	34.3%
Diluted earnings per share attributable to Biogen Idec Inc.	$1.61	$1.18	36.4%

(1)	Our share of RITUXAN revenues from unconsolidated joint business was reduced by approximately $50.0 million to reflect our share of the approximately $125.0 million compensatory damages and interest that Genentech estimated would be awarded to Hoechst GmbH (Hoechst), in relation to Genentech’s ongoing arbitration with Hoechst. For additional information related to this arbitration, please read Note 19, Litigation to our condensed consolidated financial statements included within this report.

As described below under “Results of Operations,” our operating results for the three months ended June 30, 2012 reflect the following:

•	Worldwide AVONEX revenues totaled $762.1 million in the second quarter of 2012, representing an increase of 15.6% over the same period in 2011.

•	Our share of TYSABRI revenues totaled $280.4 million in the second quarter of 2012, representing a decrease of 0.4% over the same period in 2011.

•	Our share of RITUXAN revenues totaled $284.6 million in the second quarter of 2012, representing an increase of 31.5% over the same period in 2011.

•

Total cost and expenses increased 14.7% in the second quarter of 2012, compared to the same period in 2011. This increase was primarily the result of a 38.4% increase in cost of sales, a 15.4% increase in research and development expense, and a 13.3% increase in selling, general and administrative costs over the same period in 2011. These increases reflect an increase in manufacturing costs driven by higher sales, spending associated with the development of our late stage product candidates and preparing for the potential launch of BG-12 in 2013.

We generated $830.2 million of net cash flows from operations for the six months ended June 30, 2012, which were primarily driven by earnings. Cash, cash equivalents and marketable securities totaled approximately $2,873.9 million as of June 30, 2012.

Business Environment

We conduct our business primarily within the biotechnology and pharmaceutical industries, which are highly competitive. Many of our competitors are working to develop or have commercialized products similar to those we market or are developing, including oral and other alternative formulations that may compete with AVONEX, TYSABRI or both. In addition, the commercialization of certain of our own pipeline product candidates, such as BG-12, may negatively impact future sales of AVONEX, TYSABRI or both. We may also face increased competitive pressures from the emergence of biosimilars. In the U.S., AVONEX, TYSABRI, and RITUXAN are licensed under the Public Health Service Act (PHSA) as biological products. In March 2010, U.S. healthcare reform legislation amended the PHSA to authorize the U.S. Food and Drug Administration (FDA) to approve biological products, known as biosimilars, that are similar to or interchangeable with previously approved biological products based upon potentially abbreviated data packages.

Global economic conditions continue to present challenges for our industry. Governments in many international markets where we operate have announced or implemented austerity measures to constrain the overall level of government expenditures. These measures, which include efforts aimed at reforming health care coverage and reducing health care costs, particularly in certain countries in Europe, continue to exert pressure on product pricing, have delayed reimbursement for our products, and have negatively impacted our revenues and results of operations. For additional information about certain risks that could negatively impact our financial position or future results of operations, please read the “Risk Factors” section of this report.

The Affordable Care Act

On June 28, 2012, the United States Supreme Court upheld the constitutionality of the Affordable Care Act’s mandate to purchase health insurance but struck down specific funding provisions that incentivized states to expand their current Medicaid programs. As a result of this ruling, we currently expect implementation of most of the major provisions of the Act to continue. Changes to the Act, or other federal legislature regarding health care access, financing, or delivery and other actions taken by individual states concerning the possible expansion of Medicaid could impact our financial position or results of operations.

Key Pipeline and Product Development

BG-12

The U.S. Food and Drug Administration (FDA) has accepted our New Drug Application (NDA) for marketing approval of BG-12 in the United States and granted us a standard review timeline. The European Medicines Agency (EMA) also has validated our Marketing Authorisation Application (MAA) for review of BG-12 in the European Union. We have submitted additional regulatory applications for BG-12 in Australia, Canada and Switzerland.

AVONEX PEN

On February 28, 2012, the FDA approved two separate dosing innovations designed to improve the treatment experience for patients receiving once-a-week AVONEX for relapsing forms of MS: AVONEX PEN and a new dose titration regimen. AVONEX PEN, the first intramuscular autoinjector approved for MS, incorporates a smaller needle and easier administration to help reduce patients’ anxiety about AVONEX self-injection. Our new dose titration regimen gradually escalates the dose of AVONEX at treatment initiation and reduces the incidence and severity of flu-like symptoms that can occur at the beginning of therapy with any interferon. AVONEX PEN was approved in the E.U. and Canada in the first half of 2011.

Other

Over the next nine months, we expect to have clinical trial data readouts for our late-stage long-lasting factor IX and factor VIII programs, dexpramiperole program in ALS, and our PEGylated interferon program.

Results of Operations

Revenues

Revenues are summarized as follows:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
(In millions, except percentages)	2012		2011		2012		2011
Product revenues
United States	$557.5	39.2%	$490.6	40.6%	$1,045.4	38.5%	$951.0	39.4%
Rest of world	519.3	36.6%	466.1	38.6%	1,006.9	37.1%	912.8	37.8%

Total product revenues	1,076.8	75.8%	956.7	79.2%	2,052.3	75.6%	1,863.8	77.3%
Unconsolidated joint business	284.6	20.0%	216.5	17.9%	569.2	21.0%	472.6	19.6%
Other	59.6	4.2%	35.5	2.9%	91.5	3.4%	75.6	3.1%

Total revenues	$1,421.0	100.0%	$1,208.6	100.0%	$2,713.0	100.0%	$2,412.0	100.0%

Product Revenues

Product revenues are summarized as follows:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
(In millions, except percentages)	2012		2011		2012		2011
AVONEX	$762.1	70.8%	$659.2	68.9%	$1,423.7	69.4%	$1,301.7	69.8%
TYSABRI	280.4	26.0%	281.4	29.4%	566.0	27.6%	532.8	28.6%
Other	34.3	3.2%	16.1	1.7%	62.6	3.1%	29.3	1.6%

Total product revenues	$1,076.8	100.0%	$956.7	100.0%	$2,052.3	100.0%	$1,863.8	100.0%

AVONEX

Revenues from AVONEX are summarized as follows:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
(In millions, except percentages)	2012	2011	Change %	2012	2011	Change %
United States	$464.3	$409.4	13.4%	$864.8	$796.7	8.5%
Rest of world	297.8	249.8	19.2%	558.9	505.0	10.7%

Total AVONEX revenues	$762.1	$659.2	15.6%	$1,423.7	$1,301.7	9.4%

For the three and six months ended June 30, 2012, compared to the same periods in 2011, the increase in U.S. AVONEX revenues was due to price increases offset by a 2% and 5% decrease, respectively, in U.S. AVONEX unit sales volume.

For the three and six months ended June 30, 2012, compared to the same periods in 2011, the increase in rest of world AVONEX revenues was due to increased demand driven by customer penetration attributable to the AVONEX PEN launch and gains recognized in relation to the settlement of certain cash flow hedge instruments under our foreign currency hedging program. These increases were partially offset by the negative impact of foreign currency exchange rates and pricing reductions resulting from austerity measures enacted in some countries. Rest of world AVONEX unit volume increased 19% and 9%, respectively, for the three and six months ended June 30, 2012, over the prior year comparative periods. Gains recognized in relation to the settlement of certain cash flow hedge instruments under our foreign currency hedging program totaled

$10.0 million and $13.9 million, respectively, for the three and six months ended June 30, 2012, compared to losses recognized of $15.1 million and $22.2 million, respectively, in the prior year comparative periods.

We expect AVONEX to continue facing increased competition in the MS marketplace in both the U.S. and rest of world. We and a number of other companies are working to develop or have commercialized additional treatments for MS, including oral and other alternative formulations that may compete with AVONEX. In addition, the continued growth of TYSABRI and the commercialization of certain of our own pipeline product candidates, such as BG-12, may negatively impact future sales of AVONEX. Increased competition also may lead to reduced unit sales of AVONEX, as well as increasing price pressure.

TYSABRI

We collaborate with Elan Pharma International, Ltd (Elan) an affiliate of Elan Corporation, plc, on the development and commercialization of TYSABRI. For additional information related to this collaboration, please read Note 20, Collaborations to our consolidated financial statements included within our 2011 Form 10-K.

Revenues from TYSABRI are summarized as follows:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
(In millions, except percentages)	2012	2011	Change %	2012	2011	Change %
United States	$93.2	$81.2	14.8%	$180.6	$154.3	17.0%
Rest of world	187.2	200.2	(6.5)%	385.4	378.4	1.8%

Total TYSABRI revenues	$280.4	$281.4	(0.4)%	$566.0	$532.8	6.2%

For the three and six months ended June 30, 2012, compared to the same period in 2011, the increase in U.S. TYSABRI revenues was due to increased demand and price increases. Increased demand resulted in an increase of approximately 9% in U.S. TYSABRI unit sales volume for the three and six months ended June 30, 2012, over the prior year comparative periods. Net sales of TYSABRI from our collaboration partner, Elan, to third-party customers in the U.S. for the three and six months ended June 30, 2012 totaled $211.5 million and $412.5 million, respectively, compared to $183.0 million and $353.0 million, respectively, in the prior year comparative periods.

For the three months ended June 30, 2012, compared to the same period in 2011, the decrease in rest of world TYSABRI revenues reflects the deferral of a portion of our revenues recognized on sales of TYSABRI in Italy (as described below), the negative impact of foreign currency exchange rates, and pricing reductions from austerity measures enacted in some countries offset by an increase in demand. Increased demand resulted in an increase of approximately 11% in rest of world TYSABRI unit sales volume for the three months ended June 30, 2012. For the six months ended June 30, 2012, compared to the same period in 2011, the increase in rest of world TYSABRI revenues reflects an increase in demand offset by the deferral of a portion of our revenues recognized on sales of TYSABRI in Italy (as described below), the negative impact of foreign currency exchange rates, and pricing reductions resulting from austerity measures enacted in some countries. Increased demand resulted in an increase of approximately 18% in rest of world TYSABRI unit sales volume for the six months ended June 30, 2012. The change in rest of world TYSABRI revenues for the three and six months ended June 30, 2012, compared to the same periods in 2011, also reflects gains recognized in relation to the settlement of certain cash flow hedge instruments under our foreign currency hedging program. Gains recognized in relation to the settlement of certain cash flow hedge instruments under our foreign currency hedging program totaled $3.6 million and $5.1 million, respectively, for the three and six months ended June 30, 2012, compared to losses recognized of $3.4 million and $4.6 million, respectively, for the three and six months ended June 30, 2011.

In the fourth quarter of 2011, Biogen Idec SRL received a notice from the Italian National Medicines Agency (AIFA) stating that sales of TYSABRI for the period from February 2009 through February 2011 exceeded by Euro 30.7 million a reimbursement limit established pursuant to a Price Determination Resolution (Price Resolution) granted by AIFA in February 2007. In December 2011, we filed an appeal against AIFA seeking a ruling that the reimbursement limit does not apply and that the position of AIFA is unenforceable. As a result of being notified that AIFA believes a reimbursement limit is in effect, we have deferred $32.5 million and $13.8 million of revenue of TYSABRI made in Italy during the first half of 2012 and fourth quarter of 2011, respectively. We expect that we will continue to defer a portion of our revenues on future sales of TYSABRI in Italy until this matter is resolved. For additional information, please read Note 19, Litigation to our condensed consolidated financial statements included within this report.

We expect TYSABRI to continue facing increased competition in the MS marketplace in both the U.S. and rest of world. We and a number of other companies are working to develop or have commercialized additional treatments for MS, including oral and other alternative formulations that may compete with TYSABRI. The commercialization of certain of our own pipeline product candidates, such as BG-12, also may negatively impact future sales of TYSABRI. Increased competition may also lead to reduced unit sales of TYSABRI, as well as increasing price pressure. In addition, safety warnings included in the TYSABRI label, such as the risk of progressive multifocal leukoencephalopathy (PML), and any future safety-related label changes, may limit the growth of TYSABRI unit sales. We continue to research and develop protocols and therapies that may reduce risk and improve outcomes of PML in patients. Our efforts to stratify patients into lower or higher risk for developing PML, including through the JCV antibody assay, and other on-going or future clinical trials involving TYSABRI may have a negative impact on prescribing behavior, which may result in decreased product revenues from sales of TYSABRI.

Other Product Revenues

Other product revenues are summarized as follows:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
(In millions, except percentages)	2012	2011	Change %		2012	2011	Change %
FAMPYRA	$19.7	$—	*	*	$34.7	$—	*	*
FUMADERM	14.6	15.1	(3.3)%		27.9	27.6	1.1%
Other	—	1.0	(100.0)%		—	1.7	(100.0)%

Total other product revenues	$34.3	$16.1	*	*	$62.6	$29.3	*	*

We have a license from Acorda Therapeutics, Inc. (Acorda) to develop and commercialize FAMPYRA in all markets outside the U.S. In July 2011, the European Commission granted a conditional marketing authorization, renewable annually, for FAMPYRA in the E.U. To meet the conditions of this marketing authorization, we will provide additional data from on-going clinical studies regarding FAMPYRA’s benefits and safety in the long term. FAMPYRA is the first treatment that addresses the unmet medical need of walking improvement in adult patients with MS who have walking disability. We have launched FAMPYRA in Australia, Canada and a number of European countries and expect to launch the product in additional countries throughout the remainder of 2012.

In 2011, the German government implemented new legislation to manage pricing related to new drug products introduced within the German market through a review of each product’s comparative efficacy. We launched FAMPYRA in Germany in August 2011. During the second quarter of 2012, the government agency completed its comparative efficacy assessment of FAMPYRA and we expect to enter into pricing negotiations during the second half of 2012. It is likely that the negotiated price will be less than our initial launch price, which has been used to record sales in the six month period.

For information about our relationship with Acorda, please read Note 20, Collaborations to our consolidated financial statements included within our 2011 Form 10-K.

Unconsolidated Joint Business Revenues

We collaborate with Genentech on the development and commercialization of RITUXAN. For information about our relationship with Genentech, including information regarding the pre-tax co-promotion profit sharing formula for RITUXAN and its impact on future unconsolidated joint business revenues, please read Note 20, Collaborations to our consolidated financial statements included within our 2011 Form 10-K.

Revenues from unconsolidated joint business are summarized as follows:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
(In millions, except percentages)	2012	2011	Change %	2012	2011	Change %
Biogen Idec’s share of co-promotion profits in the U.S.	$259.0	$189.6	36.6%	$516.8	$411.5	25.6%
Reimbursement of selling and development expenses in the U.S.	0.3	1.8	(83.3)%	0.6	4.5	(86.7)%
Revenue on sales of RITUXAN in the rest of world	25.3	25.1	0.8%	51.8	56.6	(8.5)%

Total unconsolidated joint business revenues	$284.6	$216.5	31.5%	$569.2	$472.6	20.4%

Biogen Idec’s Share of Co-Promotion Profits in the U.S.

The following table provides a summary of amounts comprising our share of co-promotion profits in the U.S.:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
(In millions, except percentages)	2012	2011	Change %	2012	2011	Change %
Product revenues, net	$784.1	$748.8	4.7%	$1,576.3	$1,470.7	7.2%
Costs and expenses	139.1	275.5	(49.5)%	275.6	430.2	(35.9)%

Co-promotion profits in the U.S.	$645.0	$473.3	36.3%	$1,300.7	$1,040.5	25.0%

Biogen Idec’s share of co-promotion profits in the U.S.	$259.0	$189.6	36.6%	$516.8	$411.5	25.6%

For the three and six months ended June 30, 2012, compared to the same periods in 2011, the increase in U.S. RITUXAN product revenues was primarily due to increased commercial demand and price increases. The increase in demand was driven by numerous factors including an increase in the maintenance setting in non-Hodgkin lymphoma, continued uptake in rheumatoid arthritis and vasculitis indications. The decrease in collaboration cost and expenses for the three and six months ended June 30, 2012, compared to the same periods in 2011, was primarily due to a decrease in general and administrative expenses incurred by the collaboration and a decline in expenditures for the development of RITUXAN for use in other indications. In addition, for the three and six months ended June 30, 2011, collaboration cost and expenses included a charge of $125.0 million recorded by the collaboration, representing an estimate of compensatory damages and interest that would be awarded to Hoechst GmbH (Hoechst), in relation to an intermediate decision by the arbitrator in Genentech’s ongoing arbitration with Hoechst. As a result of this charge to the collaboration, our share of RITUXAN revenues from unconsolidated joint business was reduced by approximately $50.0 million in the second quarter of 2011, a portion of which was recorded as a reduction in revenue on sales of RITUXAN in the rest of the world. This $50.0 million amount reflects the estimate of the loss that we may incur in the event of a final arbitration award unfavorable to Genentech. The actual amount of our share of any damages may vary from this estimate depending on the nature of amount of any damages awarded to Hoechst, or if the arbitrator’s decision is successfully challenged by Genentech. For additional information related to this matter, please read Note 19, Litigation to our condensed consolidated financial statements included within this report.

Under our collaboration agreement, our current pre-tax co-promotion profit-sharing formula, which resets annually, provides for a 40% share of pre-tax co-promotion profits if co-promotion operating profits exceed $50.0 million. For the six months ended June 30, 2012 and 2011, respectively, the 40% threshold was met during the first quarter.

Revenue on Sales of RITUXAN in the Rest of the World

Revenue on sales of RITUXAN in the rest of world consists of our share of pre-tax co-promotion profits in Canada and royalty revenue on sales of RITUXAN outside the U.S. and Canada. For the three months ended June 30, 2012 compared to the same period in 2011, revenue on sales of RITUXAN in the rest of world increased because a portion of the 2011 Hoechst charge, noted above, was recorded as of June 30, 2011 offset by a decrease in royalties as our right to receive royalties is expiring. For the six months ended June 30, 2012 compared to the same period in 2011, revenue on sales of RITUXAN in rest of world decreased due to the expirations of royalties on a country-by-country basis.

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

Other Revenues

Other revenues are summarized as follows:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
(In millions, except percentages)	2012	2011	Change %	2012	2011	Change %
Royalty revenues	$37.1	$28.6	29.7%	$65.9	$54.2	21.6%
Corporate partner revenues	22.5	6.9	* *	25.6	21.4	19.6%

Total other revenues	$59.6	$35.5	67.9%	$91.5	$75.6	21.0%

Royalty Revenues

For the three and six months ended June 30, 2012, compared to the same periods in 2011, the increase in royalty revenues were primarily due to an increase in the net worldwide sales of ANGIOMAX, which is licensed to The Medicines Company (TMC). Royalty revenues from the net worldwide sales of ANGIOMAX are recognized in an amount equal to the level of net sales achieved during a calendar year multiplied by the royalty rate in effect for that tier under our agreement with TMC. The royalty rate increases based upon which tier of total net sales are earned in any calendar year. The increased royalty rate is applied retroactively to the first dollar of net sales achieved during the year. This formula has the effect of increasing the amount of royalty revenue to be recognized in later quarters and, as a result, an adjustment is recorded in the periods in which an increase in royalty rate has been achieved. The increase in royalty revenues related to the sale of ANGIOMAX for the three and six month comparative periods reflects an overall increase in net sales of ANGIOMAX as well as the achievement of a royalty tier in the second quarter of 2012 that was not achieved until the third quarter of 2011, resulting in an additional $7.5 million of royalty revenue over the prior year comparative periods.

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

Corporate Partner Revenues

For the three and six months ended June 30, 2012, compared to the same periods in 2011, the increase in corporate partner revenues was primarily due to higher contract manufacturing revenues and increased biosimilar revenue related to our agreement with Samsung offset by a one-time cash payment of approximately $11.0 million received in exchange for entering into an asset transfer agreement in March 2011 related to two research and development programs that were discontinued in connection with our November 2010 restructuring initiative.

Reserves for Discounts and Allowances

Revenues from product sales are recorded net of applicable allowances for trade term discounts, wholesaler incentives, Medicaid rebates, Veterans Administration (VA) and Public Health Service (PHS) discounts, managed care rebates, product returns, and other governmental rebates or applicable allowances including those associated with the implementation of pricing actions in certain international markets where we operate.

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

Reserves for discounts, contractual adjustments and returns that reduced gross product revenues are summarized as follows:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
(In millions, except percentages)	2012	2011	Change %	2012	2011	Change %
Discounts	$29.8	$23.4	27.4%	$55.5	$47.2	17.6%
Contractual adjustments	108.1	80.0	35.1%	214.3	166.2	29.0%
Returns	0.8	4.0	(80.0)%	11.9	6.8	75.0%

Total allowances	$138.7	$107.4	29.1%	$281.7	$220.2	27.9%

Gross product revenues	$1,215.5	$1,064.1	14.2%	$2,334.0	$2,084.0	12.0%

Percent of gross product revenues	11.4%	10.1%	12.9%	12.1%	10.6%	14.2%

Discount reserves include trade term discounts and wholesaler incentives. For the three and six months ended June 30, 2012 compared to the same periods in 2011, the increase in discounts was primarily driven by increases in trade term and volume discounts and wholesaler incentives as a result of price increases.

Contractual adjustment reserves relate to Medicaid and managed care rebates, VA, PHS discounts and other government rebates or applicable allowances. For the three and six months ended June 30, 2012, compared to the same periods in 2011, the increase in contractual adjustments was due to higher reserves for managed care and

Medicaid and VA programs principally associated with price increases and increased unit sales volumes in the U.S. as well as an increase due to sales of FAMPYRA and governmental rebates and allowances in certain of the international markets in which we operate.

Product return reserves are established for returns made by wholesalers. In accordance with contractual terms, wholesalers are permitted to return product for reasons such as damaged or expired product. The majority of wholesaler returns are due to product expiration. Reserves for product returns are recorded in the period the related revenue is recognized, resulting in a reduction to product sales. For the six months ended June 30, 2012 compared to the same period in 2011, return reserves increased primarily due to expected returns associated with a voluntary withdrawal of a limited amount of AVONEX product that demonstrated a trend in oxidation that may have led to expiry earlier than stated on its label. For the three months ended June 30, 2012 compared to the same period in 2011, return reserves decreased due to the completion of the AVONEX voluntary withdrawal and adjustments to prior quarters’ estimates.

Cost and Expenses

A summary of total cost and expenses is as follows:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
(In millions, except percentages)	2012	2011	Change %	2012	2011	Change %
Cost of sales, excluding amortization of acquired intangible assets	$139.1	$100.5	38.4%	$272.3	$203.6	33.7%
Research and development	329.6	285.6	15.4%	685.5	579.3	18.3%
Selling, general and administrative	301.8	266.3	13.3%	601.9	510.8	17.8%
Collaboration profit sharing	78.5	88.1	(10.9)%	164.4	162.8	1.0%
Amortization of acquired intangible assets	52.3	55.1	(5.1)%	98.2	108.4	(9.4)%
Fair value adjustment of contingent consideration	12.9	2.2	* *	14.1	3.4	* *
Restructuring charge	1.1	—	* *	1.4	16.6	(91.6)%

Total cost and expenses	$915.2	$797.8	14.7%	$1,837.9	$1,584.9	16.0%

Cost of Sales, Excluding Amortization of Acquired Intangible Assets (Cost of Sales)

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
(In millions, except percentages)	2012	2011	Change %	2012	2011	Change %
Cost of sales	$139.1	$100.5	38.4%	$272.3	$203.6	33.7%

For the three and six months ended June 30, 2012, compared to the same periods in 2011, the increase in cost of sales was primarily driven by higher unit sales volumes including contract manufacturing, an increase in manufacturing costs related to the AVONEX PEN and JCV antibody assay costs.

Amounts written down related to excess, obsolete or unmarketable inventory totaled $1.2 million and $10.6 million, respectively, for the three and six months ended June 30, 2012, as compared to $6.1 million and $7.3 million, respectively, in the prior year comparative periods. The increase over the six month comparative period was primarily the result of a $5.4 million charge recognized in the first quarter of 2012 related to a limited amount of unsold AVONEX product that we determined would not be sold as it demonstrated a trend in oxidation that may have lead to expiry earlier than stated on its label.

Research and Development

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
(In millions, except percentages)	2012	2011	Change %	2012	2011	Change %
Marketed products	$32.0	$29.0	10.3%	$62.7	$54.9	14.2%
Late stage programs	118.8	100.4	18.3%	245.3	198.3	23.7%
Early stage programs	22.5	20.6	9.2%	42.4	36.1	17.5%
Research and discovery	24.7	20.4	21.1%	48.6	47.4	2.5%
Other research and development costs	118.0	109.7	7.5%	243.6	235.8	3.3%
Milestone and upfront payments	13.6	5.5	* *	43.0	6.8	* *

Total research and development	$329.6	$285.6	15.4%	$685.6	$579.3	18.3%

Research and discovery represents costs incurred to support our discovery research and translational science efforts. Early stage programs are programs in Phase 1 or Phase 2 development. Late stage programs are programs in Phase 3 development or in registration stage. Research and development expense incurred in support of our marketed products includes costs associated with product lifecycle management activities and, if applicable, costs associated with the development of new indications for existing products. General research and development costs consist of indirect costs incurred in support of overall research and development activities and non-specific programs, including activities that benefit multiple programs, such as management costs as well as depreciation and other facility-based expenses.

For the three and six months ended June 30, 2012, compared to the same periods in 2011, the increase in research and development expense was primarily the result of an increase in costs incurred in connection with our late and early stage programs as well as an increase in upfront and milestone payments. The increase in spending associated with our late stage product candidates was driven by increased clinical trial activity associated with our Factor VIII, dexpramipexole, daclizumab, and PEGylated interferon beta-1a product candidates as well as cost incurred in support of commercial preparatory capabilities related to Factor VIII and dexpramipexole. Research and development expense related to our early stage programs increased over the prior year comparative periods primarily due to costs incurred in the advancement of our Anti-TWEAK program in lupus nephritis and the advancement of our BIIB037 program for Alzheimer’s disease as well as an increase in spending incurred in connection with our recent collaboration and license agreement with Portola Pharmaceuticals, Inc. for the development of the Syk inhibitor molecule. In addition, research and development expense for the first six months of 2012 includes the $29.0 million and $12.0 million upfront payments made to Isis Pharmaceuticals, Inc. (Isis) in January and June 2012 upon entering into an agreement for the development of Isis’ antisense investigational drug ISIS-SMNRx for the treatment of spinal muscular atrophy (SMA) and product candidates related to the treatment of mytonic dystrophy (DM1), respectively.

We expect future research and development spend will be driven by strong patient enrollment trends in several of our late-stage clinical trials, the most costly stage of testing, which will likely be at or near their maximum enrollment points during 2012. We also intend to continue committing significant resources to targeted research and development opportunities where there is a significant unmet need and where the drug candidate has the potential to be highly differentiated. Specifically, we intend to continue to invest in bringing forward our MS pipeline and in pursuing therapies for other neurodegenerative diseases as well as make investments to enhance our early-stage pipeline.

In July 2012, we initiated a reorganization of our research organization that will enable us to increase our emphasis on early discovery research. Our current estimate of costs associated with this program is approximately $9.0 million, which will be recorded in the third quarter.

Selling, General and Administrative

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
(In millions, except percentages)	2012	2011	Change %	2012	2011	Change %
Selling, general and administrative	$301.8	$266.3	13.3%	$601.9	$510.8	17.8%

For the three and six months ended June 30, 2012, compared to the same periods in 2011, the increase in selling, general and administrative expense was primarily driven by costs associated with developing commercial capabilities in preparation for the potential product launch of BG-12, an increase in costs associated with the development of our sales force and promotional spending in support of FAMPYRA, an increase in sales and marketing activities in support of AVONEX and TYSABRI, and an increase in grant and sponsorship activity. The successful commercialization of FAMPYRA and other potential new products require significant pre-launch investments.

We remain focused on preparing for multiple potential product launches in the coming years. As discussed above, we continue to invest in the development of commercial capabilities in support of our BG-12 program with the expectation of a first half 2013 launch. We have also begun to make investments in the development of commercial capabilities for our hemophilia franchise, which will continue to increase as we get closer to a potential 2013 launch. In addition, we continue to plan additional launches of FAMPYRA in various countries.

Collaboration Profit Sharing

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
(In millions, except percentages)	2012	2011	Change %	2012	2011	Change %
Collaboration profit sharing	$78.5	$88.1	(10.9)%	$164.4	$162.8	1.0%

Collaboration profit sharing includes the portion of rest of world operating profits of TYSABRI to be shared with Elan. The amount shared includes third-party royalties paid by Elan on behalf of the collaboration. For the three months ended June 30, 2012, compared to the same period in 2011, the collaboration profit sharing expense was lower because a portion of our revenues recognized on sales of TYSABRI in Italy were deferred, as discussed above under the heading “Product Revenues”, thus operating profit was lower. For the six months ended June 30, 2012, compared to the same period in 2011, the collaboration profit sharing costs were generally flat as the amount of Italian revenue deferred was offset by unit volume revenue growth. For the three and six months ended June 30, 2012, our collaboration profit sharing expense included $13.4 million and $27.8 million, respectively, related to the reimbursement of third-party royalty payments made by Elan as compared to $15.2 million and $28.2 million, respectively, in the prior year comparative periods. For additional information about this collaboration, please read Note 20, Collaborations to our consolidated financial statements included within our 2011 Form 10-K.

Amortization of Acquired Intangible Assets

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
(In millions, except percentages)	2012	2011	Change %	2012	2011	Change %
Amortization of acquired intangible assets	$52.3	$55.1	(5.1)%	$98.2	$108.4	(9.4)%

For the three and six months ended June 30, 2012, compared to the same periods in 2011, the change in amortization of acquired intangible assets is primarily driven by the amount of amortization recorded in relation to our AVONEX core technology asset.

AVONEX Core Technology Asset

Our most significant intangible asset is the core technology related to our AVONEX product. Our amortization policy reflects our belief that the economic benefit of our core technology is consumed as revenue is generated from our AVONEX product. We refer to this amortization methodology as the economic consumption model, which involves calculating a ratio of actual current period sales to total anticipated sales for the life of the product and applying this ratio to the carrying amount of the intangible asset. An analysis of the anticipated lifetime revenues of AVONEX is performed annually during our long range planning cycle, and this analysis serves as the basis for the calculation of our economic consumption model. We believe this process has allowed us to reliably determine the best estimate of the pattern in which we will consume the economic benefits of our core technology intangible asset.

Our most recent long range planning cycle was completed in the third quarter of 2011, which reflected a further increase in the expected lifetime revenue of AVONEX. As a result, amortization recorded for the first six months of 2012 decreased from the amount recorded in the first six months of 2011.

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

Fair Value Adjustment of Contingent Consideration

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
(In millions, except percentages)	2012	2011	Change %		2012	2011	Change %
Fair value adjustment of contingent consideration	$12.9	$2.2	*	*	$14.1	$3.4	*	*

We revalue the contingent consideration obligations for acquisitions completed after January 1, 2009 each reporting period. Changes in the fair value of our contingent consideration obligations are recognized as a fair value adjustment of contingent consideration within our condensed consolidated statements of income. The increase in the fair value of this obligation was primarily due to changes in the discount rate, which is based on interest rates, and the expected timing of payments.

Restructuring Charge

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
(In millions, except percentages)	2012	2011	Change %		2012	2011	Change %
Restructuring charge	$1.1	$—	*	*	$1.4	$16.6	(91.6)%

As of June 30, 2012, substantially all related restructuring charges from our 2010 initiative have been incurred and paid. We longer have a restructuring liability associated with these initiatives.

Other Income (Expense), Net

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
(In millions, except percentages)	2012	2011	Change %		2012	2011	Change %
Other income (expense), net	$3.0	$(11.7)	*	*	$18.1	$(1.8)	*	*

Interest Income

For the three and six months ended June 30, 2012, compared to the same periods in 2011, interest income increased $5.9 million and $8.7 million, respectively, primarily due to the acceleration of imputed interest on originally discounted accounts receivables, which were collected.

Interest Expense

For the three and six months ended June 30, 2012, compared to the same periods in 2011, the decrease of $1.4 million and $3.2 million, respectively, in interest expense was primarily due to lower debt balances.

For the three and six months ended June 30, 2012, we capitalized interest costs related to construction in progress totaling approximately $8.6 million and $16.8 million, respectively, which reduced our interest expense by the same amount. We capitalized $8.3 million and $15.9 million, respectively, in the prior year comparative periods. Capitalized interest costs are primarily related to the construction of our large-scale biologic manufacturing facility in Hillerød, Denmark. Based on our current manufacturing strategy, we expect that this facility will be ready for its intended use in the second half of 2012, at which time we plan to cease capitalizing interest expense in relation to this project and begin recording depreciation on the facility.

Impairment on Investments

For the three and six months ended June 30, 2012, we recognized $0.8 million and $1.3 million, respectively, as impairment charges of our publicly-held strategic investments, investments in venture capital funds accounted for under the cost method and investments in privately-held companies.

For the three and six months ended June 30, 2011, we recognized $5.2 million and $5.5 million, respectively, as impairment charges of our investments in privately-held companies and our investments in venture capital funds accounted for under the cost method. No impairments were recognized in relation to our publicly-held strategic investments.

Gain on Investments, net

For the three and six months ended June 30, 2012, we realized net gains of $2.5 million and $14.3 million, respectively, as compared to a net loss of $0.1 million and a net gain of $14.8 million, respectively, in the prior year comparative periods. Net gains realized during the six months ended June 30, 2012 includes a gain of $9.0 million recognized upon our acquisition of Stromedix in March 2012, which was based on the value derived from the purchase price of our equity interest held in Stromedix prior to the acquisition. Included within net gains realized during the six months ended June 30, 2011 is a gain of $13.8 million on the sale of stock from our strategic investments portfolio that was deemed to be no longer strategic.

Income Tax Provision

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
(In millions, except percentages)	2012	2011	Change %	2012	2011	Change %
Effective tax rate on pre-tax income	23.8%	23.8%	—%	22.7%	25.7%	(11.7)%
Income tax expense	$121.0	$95.0	27.4%	$203.2	$212.5	(4.4)%

Our effective tax rate fluctuates from year to year due to the global nature of our operations. The factors that most significantly impact our effective tax rate include variability in the allocation of our taxable earnings between multiple jurisdictions, changes in tax laws, the amount and characterization of our research and development expenses, acquisitions, and licensing transactions.

Our tax rate for the three months ended June 30, 2012, was substantially the same as the rate for the same period in 2011 due to a favorable state audit adjustment in the three months ended June 30, 2011, which was specific to that quarter, being offset by higher orphan drug credits in 2012.

For the six months ended June 30, 2012, the reduction in our income tax rate compared to the same period in 2011 was primarily a result of a benefit from higher orphan drug credits as a result of the Factor VIII, Factor IX and dexpramipexole trials, the cessation of certain intercompany royalties owed by a foreign affiliate of ours to a U.S. affiliate on the international sales of one of our products and the three months ended March 31, 2012 favorable determination by the IRS with regard to the deductibility of certain 2011 expenses reimbursed through our unconsolidated joint business.

For a detailed income tax rate reconciliation for the three and six months ended June 30, 2012 and 2011, please read Note 15, Income Taxes to our condensed consolidated financial statements included within this report.

Equity in Loss of Investee, Net of Tax

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
(In millions, except percentages)	2012	2011	Change %		2012	2011	Change %
Equity in loss of investee, net of tax	$0.5	$—	*	*	$0.5	$—	*	*

In February 2012, we finalized an agreement with Samsung BioLogics Co. Ltd. that established an entity, Samsung Bioepis, to develop, manufacture and market biosimilar pharmaceuticals. We account for this investment under the equity method of accounting. Under the equity method, we record our original investment at cost and subsequently adjust the carrying value of our investments for our share of equity in the entity’s income or losses according to our percentage of ownership. We recognize our share of the results of operations related to our investment in Samsung Bioepis one quarter in arrears.

Noncontrolling Interests

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
(In millions, expect percentages)	2012	2011	Change %	2012	2011	Change %
Net income attributable to noncontrolling interests, net of tax	$0.3	$16.0	(98.2)%	$—	$30.5	(100.0)%

For the three months ended June 30, 2012, compared to the same period in 2011, the change in net income attributable to noncontrolling interests, net of tax primarily resulted from the attribution of a $15.0 million milestone payment due Neurimmune in 2011.

For the six months ended June 30, 2012 compared to the same period in 2011, the change in net income attributable to noncontrolling interests, net of tax, reflects a reduction in earnings from our foreign joint venture investments due to our purchase of the noncontrolling interest in these ventures in September 2011 and therefore we no longer allocate 50% of the earnings of these affiliates to net income (loss) attributable to noncontrolling interests. Amounts recognized during the six months ended June 30, 2011 also reflect the attribution of a $10.0 million milestone payment to Knopp upon dosing the first patient in a registrational study for dexpramipexole and the $15.0 million milestone payment due to Neurimmune in 2011.

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

Our net income may also fluctuate due to the impact of our foreign currency hedging program, which is designed to mitigate, over time, a portion of the impact resulting from volatility in exchange rate changes on revenues. We use foreign currency forward contracts to manage foreign currency risk with the majority of our forward contracts used to hedge certain forecasted revenue transactions denominated in foreign currencies in the next 12 months. For a more detailed disclosure of our hedges outstanding, please read Note 9, Derivative Instruments to our condensed consolidated financial statements included within this report. Our ability to mitigate the impact of exchange rate changes on revenues and net income diminishes as significant exchange rate fluctuations are sustained over extended periods of time. Other foreign currency gains or losses arising from our operations are recognized in the period in which we incur those gains or losses.

Pricing Pressure

Global economic conditions continue to present challenges for our industry. The global economic downturn and the deterioration of credit and economic conditions continue to impact our results of operations, particularly in countries where government-sponsored healthcare systems are the primary payers for healthcare. Global economic conditions may be further impacted by additional negative economic developments in countries such as France, Greece, Italy, Portugal and Spain, whose sovereign debt credit ratings have been downgraded. As a result, many countries worldwide, particularly those within the European Union, are reducing their public expenditures in an effort to achieve cost savings.

Governments in a number of international markets in which we operate, including Germany, France, Italy, the United Kingdom and Spain have announced or implemented austerity measures aimed at reducing healthcare costs to constrain the overall level of government expenditures. The implementation of measures varies by country and include, among other things, mandatory rebates and discounts, price reductions and suspensions on pricing increases on pharmaceuticals. Certain implemented measures negatively impacted our revenues in 2011 and have continued to do so during the three and six months ended June 30, 2012. We expect to see continued efforts to achieve additional reductions in public expenditures and consequently expect that our revenues and results of operations will be further negatively impacted if these, similar or more extensive measures are, or continue to be, implemented in these and other countries in which we operate. Based upon our most recent estimates, we continue to expect that such measures will reduce our revenues in 2012 by approximately $40.0 to $60.0 million.

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

Generally, in the United States there are fewer government-imposed constraints on the pricing of pharmaceuticals. However, given current trends in health care costs, we expect increased focus on overall health care expenditures in 2012 and beyond that may result in, among other things, constraints on pharmaceutical pricing, the permissibility of cross-border trade, and the use of comparative effectiveness research.

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

Although our contractual payment terms have not changed, over the past year we have noted a lengthening in the time period required to collect accounts receivable balances in certain countries. In countries where we have experienced a pattern of extended payments and we expect to collect receivables greater than one year from the time of sale, we have discounted our receivables and reduced related revenues over the period of time that we estimate those amounts will be paid using the country’s market-based borrowing rate for such period. The related receivables are classified at the time of sale as long-term assets.

Within the European Union, our accounts receivable in Italy and Portugal continue to be subject to significant payment delays due to government funding and reimbursement practices. Deteriorating credit and economic conditions have generally led to an increase in the average length of time that it takes to collect our accounts receivable in these countries. In June 2012, as part of a new program to resolve long outstanding amounts due, the Spanish government paid us approximately $112.0 million, contributing to a significant decrease in our accounts receivables in Spain. At June 30, 2012 our receivables in Spain are paid through November 2011. Our net accounts receivable balances from product sales in these countries totaled $200.3 million and $239.0 million as of June 30, 2012 and December 31, 2011, respectively, of which $22.0 million and $126.5 million were classified as non-current and included within investments and other assets within our condensed consolidated balance sheets as of those dates. Approximately $15.2 million and $56.0 million of the aggregate balances for these countries were overdue more than one year as of June 30, 2012 and December 31, 2011, respectively.

In March 2012, the government of Greece invoked a collective action clause that resulted in the mandatory conversion of Greek government debt issued under Greek law. Under the debt restructuring, creditors collectively exchanged Greek debt for new Greek bonds with lower coupons and longer maturities. The overall loss to bondholders is expected to exceed 70% of their original investment. To date our balance sheet exposure to Greece has been limited as we maintain no investment holdings backed by the Greek government and our only receivables in this market are due from our distributor, which totaled approximately $2.7 million and $4.0 million as of June 30, 2012 and December 31, 2011, respectively. These receivables remain current and in compliance with their contractual due dates. However, due to the current uncertainty, we recognize sales in Greece on a cash collection basis.

We believe that our allowance for doubtful accounts was adequate as of June 30, 2012 and December 31, 2011, respectively; however, if significant changes occur in the availability of government funding or the reimbursement practices of these or other governments, we may not be able to collect on amounts due to us from customers in such countries and our results of operations could be adversely affected.

Financial Condition and Liquidity

Our financial condition is summarized as follows:

(In millions, except percentages)	As of June 30, 2012	As of December 31, 2011	Change %
Financial assets:
Cash and cash equivalents	$456.8	$514.5	(11.2)%
Marketable securities — current	949.2	1,176.1	(19.3)%
Marketable securities — non-current	1,467.9	1,416.7	3.6%

Total cash, cash equivalents and marketable securities	$2,873.9	$3,107.3	(7.5)%

Borrowings:
Current portion of notes payable and line of credit	$453.0	$3.3	* *
Notes payable, line of credit and other financing arrangements	641.6	1,060.8	(39.5)%

Total borrowings	$1,094.6	$1,064.1	2.9%

Working Capital:
Current assets	$2,868.9	$2,975.4	(3.6)%
Current liabilities	(1,432.9)	(912.9)	57.0%

Total working capital	$1,436.0	$2,062.5	(30.4)%

For the six months ended June 30, 2012, certain significant cash flows were as follows:

•	$909.9 million used for share repurchases;

•	$192.4 million in total payments for income taxes;

•	$170.0 million in net proceeds received on sales and maturities of marketable securities;

•	$127.5 million used for purchases of property, plant and equipment;

•	$112.0 million in cash collections on accounts receivable balances in Spain;

•	$72.4 million of net cash paid for the acquisitions of business;

•	$43.1 million in proceeds from the issuance of stock for share-based compensation arrangements; and

•	$29.0 million upfront payment made to Isis, recognized as research and development expense, pursuant to our collaboration agreement dated January 2012.

For the six months ended June 30, 2011, certain significant cash flows were as follows:

•	$608.7 million used for net purchases of marketable securities;

•	$386.6 million used for share repurchases;

•	$285.9 million in proceeds from the issuance of stock for share-based compensation arrangements;

•	$201.5 million in total payments for income taxes;

•	$86.2 million used for purchases of property, plant and equipment; and

•	$39.8 million in proceeds received from the sale of a strategic investment.

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

We consider the unrepatriated cumulative earnings of certain of our foreign subsidiaries to be invested indefinitely outside the U.S. Of the total cash, cash equivalents and marketable securities at June 30, 2012, approximately $1.1 billion was generated from operations in foreign jurisdictions and is intended for use in our foreign operations or in connection with business development transactions outside of the U.S. In managing our day-to-day liquidity in the U.S., we do not rely on the unrepatriated earnings as a source of funds and we have not provided for U.S. federal or state income taxes on these undistributed foreign earnings.

For additional information related to certain risks that could negatively impact our financial position or future results of operations, please read the “Risk Factors” and “Quantitative and Qualitative Disclosures About Market Risk” sections of this report.

Share Repurchase Programs

In February 2011, our Board of Directors authorized the repurchase of up to 20.0 million shares of common stock. This authorization does not have an expiration date. During the six months ended June 30, 2012, 7.3 million shares were repurchased at a cost of $909.9 million. Of those shares, 3.3 million were repurchased and retired during the three months ended June 30, 2012 at a cost of $446.8 million. The remaining shares purchased were recorded as treasury stock.

After June 30, 2012, we repurchased and retired an additional 0.4 million shares at a cost of $53.2 million. Approximately 6.3 million shares of our common stock remain available for repurchase under the 2011 authorization.

We repurchased approximately 5.0 million shares at a cost of approximately $386.6 million under the 2011 authorization during the six months ended June 30, 2011.

Cash, Cash Equivalents and Marketable Securities

Until required for another use in our business, we invest our cash reserves in bank deposits, certificates of deposit, commercial paper, corporate notes, U.S. and foreign government instruments and other interest bearing marketable debt instruments in accordance with our investment policy. We mitigate credit risk in our cash reserves and marketable securities by maintaining a well-diversified portfolio that limits the amount of exposure as to institution, maturity, and investment type. We also limit our exposure to European sovereign debt securities and maintain no holdings with respect to certain euro-zone states, such as Portugal, Italy, Greece, and Spain. The value of our investments, however, may be adversely affected by increases in interest rates, downgrades in the credit rating of the corporate bonds included in our portfolio, instability in the global financial markets that reduces the liquidity of securities included in our portfolio, and by other factors which may result in declines in the value of the investments. Each of these events may cause us to record charges to reduce the carrying value of our investment portfolio if the declines are other-than-temporary or sell investments for less than our acquisition cost which could adversely impact our financial position and our overall liquidity. For a summary of the fair value and valuation methods of our marketable securities please read Note 7, Fair Value Measurements to our condensed consolidated financial statements included within this report.

The decrease in cash, cash equivalents and marketable securities from December 31, 2011 is primarily due to share repurchases, costs associated with a business acquisition and a new license agreement, tax payments and purchases of property, plant and equipment, offset by net cash flows provided by operating activities and proceeds from the issuance of stock for share-based compensation arrangements.

Borrowings

In June 2012 our $360.0 million senior unsecured revolving credit facility expired and was not renewed. No borrowings were made under this credit facility.

We have $450.0 million aggregate principal amount of 6.0% Senior Notes due March 1, 2013 and $550.0 million aggregate principal amount of 6.875% Senior Notes due March 1, 2018 that were originally priced at 99.886% and 99.184% of par, respectively. The discount is amortized as additional interest expense over the period from issuance through maturity. We intend to repay the 6.0% Senior Notes when they mature on March 1, 2013.

In connection with our 2006 distribution agreement with Fumedica, we issued notes totaling 61.4 million Swiss Francs which were payable to Fumedica in varying amounts from June 2008 through June 2018. Our remaining note payable to Fumedica had a present value of 15.9 million Swiss Francs ($16.5 million) and 18.6 million Swiss Franc ($19.7 million) as of June 30, 2012 and December 31, 2011, respectively.

For a summary of the fair and carrying values of our outstanding borrowings as of June 30, 2012 and December 31, 2011, please read Note 7, Fair Value Measurements to our condensed consolidated financial statements included within this report.

Working Capital

We define working capital as current assets less current liabilities. The decrease in working capital from December 31, 2011 reflects an overall net decrease in total current assets of $106.5 million and a net increase in total current liabilities of $520.0 million. The increase in total current liabilities primarily resulted from the inclusion of our 6.0% Senior Notes, which are due March 1, 2013, as a component of total current liabilities. The decrease in total current assets was driven by a decrease in cash, cash equivalents and current marketable securities, which is described above, offset by an increase in accounts receivables.

Cash Flows

The following table summarizes our cash flow activity:

	For the Six Months Ended June 30,
(In millions, except percentages)	2012	2011	% Change
Net cash flows provided by operating activities	$830.2	$683.2	21.5%
Net cash flows used in investing activities	$(52.5)	$(673.6)	(92.2)%
Net cash flows used in financing activities	$(833.7)	$(77.9)	* *

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

•	Changes associated with the payment of contingent milestones associated with our acquisitions of businesses or collaborations.

For the six months ended June 30, 2012, compared to the same period in 2011, the increase in cash provided by operating activities was driven by an increase in net income primarily resulting from increased product revenue and higher accrued balances offset by changes in inventory balances.

Investing Activities

For the six months ended June 30, 2012, compared to the same period in 2011, the increase in net cash flows provided by investing activities is primarily due to an increase in the net proceeds received from sales and maturities of marketable securities offset by the net cash paid for the acquisition of Stromedix. Net proceeds received from sales and maturities of marketable securities totaled $170.0 million in the first six months of 2012, compared to net purchases of marketable securities totaling $608.7 million in the prior year comparative period.

Financing Activities

For the six months ended June 30, 2012 compared to the same period in 2011, the increase in net cash flows used in financing activities is due primarily to an increase in the amounts of our common stock we repurchased as well as a decrease in proceeds from the issuance of stock for share-based compensation arrangements. During the six months ended June 30, 2012, we repurchased 7.3 million shares of our common stock for approximately $909.9 million compared to 5.0 million shares of our common stock at a cost of approximately $386.6 million during the first six months of 2011. In addition, we received $43.1 million in the first six months of 2012, compared to $285.9 million in the first six months of 2011, related to stock option exercises and stock issuances under our employee stock purchase plan.

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

Tax Related Obligations

We exclude liabilities pertaining to uncertain tax positions from our summary of contractual obligations as we cannot make a reliable estimate of the period of cash settlement with the respective taxing authorities. As of June 30, 2012, we have approximately $62.5 million of liabilities associated with uncertain tax positions.

Other Funding Commitments

As of June 30, 2012, our initial investment in Samsung Bioepis totaled 24.7 billion South Korean won (approximately $21.2 million). We are obligated to fund an additional 24.8 billion South Korean won (approximately

$21.4 million), with 18.4 billion South Korean won (approximately $15.9 million) due within the next year. For additional information related to our relationship with Samsung Bioepis, please read Note 18, Collaborative and Other Relationships to our condensed consolidated financial statements included within this report.

As of June 30, 2012, we have funding commitments of up to approximately $12.0 million as part of our investment in biotechnology oriented venture capital funds.

As of June 30, 2012, we have several on-going clinical studies in various clinical trial stages. Our most significant clinical trial expenditures are to clinical research organizations (CROs). The contracts with CROs are generally cancellable, with notice, at our option. We have recorded accrued expenses of approximately $28.0 million on our condensed consolidated balance sheet for expenditures incurred by CROs as of June 30, 2012. We have approximately $442.0 million in cancellable future commitments based on existing CRO contracts as of June 30, 2012.

Contingent Milestone Payments

Based on our development plans as of June 30, 2012, we have committed to make potential future milestone payments to third parties of up to approximately $1.9 billion as part of our various collaborations, including licensing and development programs. Payments under these agreements generally become due and payable only upon achievement of certain development, regulatory or commercial milestones. Because the achievement of these milestones had not occurred as of June 30, 2012, such contingencies have not been recorded in our financial statements.

We anticipate that we may pay approximately $26.0 million of milestone payments during the remainder of 2012, provided various development, regulatory or commercial milestones are achieved. Amounts related to contingent milestone payments are not considered contractual obligations as they are contingent on the successful achievement of certain development, regulatory approval and commercial milestones. These milestones may not be achieved.

Contingent Consideration

On March 8, 2012, we completed our acquisition of Stromedix, a privately held company located in Cambridge, Massachusetts. The purchase price included contingent consideration in the form of development and approval milestones up to a maximum of $487.5 million. For additional information related to this transaction, please read Note 2, Acquisitions to our condensed consolidated financial statements included within this report.

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

Financing Arrangement

In July 2011, we executed leases for two office buildings to be built in Cambridge, Massachusetts with a planned occupancy during the second half of 2013. Construction of these facilities began in late 2011. In accordance with accounting guidance applicable to entities involved with the construction of an asset that will be leased when the construction is completed, we are considered the owner, for accounting purposes, of these properties during the construction period. Accordingly, we will record an asset along with a corresponding financing obligation on our condensed consolidated balance sheet for the amount of total project costs incurred related to the construction in progress for these buildings through completion of the construction period. Upon completion of the buildings, we will assess and determine if the assets and corresponding liabilities should be derecognized. As of June 30, 2012 and December 31, 2011, cost incurred by the developer in relation to the construction of these buildings totaled approximately $38.8 million and $2.2 million, respectively.

Other Off-Balance Sheet Arrangements

We do not have any relationships with entities often referred to as structured finance or special purpose entities that were established for the purpose of facilitating off-balance sheet arrangements. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships. We consolidate variable interest entities if we are the primary beneficiary.

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

Our market risks, and the ways we manage them, are summarized in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our 2011 Form 10-K. There have been no material changes in the first six months of 2012 to our market risks or to our management of such risks.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures and Internal Control over Financial Reporting

Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of June 30, 2012. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that (a) the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (b) such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II — OTHER INFORMATION

Item 1.    Legal Proceedings

Please refer to Note 19, Litigation to our condensed consolidated financial statements included within this report, which is incorporated into this item by reference.

Item 1A.    Risk Factors

We are substantially dependent on revenues from our three principal products.

Our current and future revenues depend upon continued sales of our three principal products, AVONEX, TYSABRI and RITUXAN, which represented substantially all of our total revenues during the first half of 2012. Although we have developed and continue to develop additional products for commercial introduction, we may be substantially dependent on sales from these three products for many years. Any negative developments relating to any of these products, such as safety or efficacy issues, the introduction or greater acceptance of competing products, including biosimilars, or adverse regulatory or legislative developments, may reduce our revenues and adversely affect our results of operations. Our competitors are introducing additional multiple sclerosis products in an increasingly crowded market and if they have a similar or more attractive profile in terms of efficacy, convenience or safety, future sales of AVONEX, TYSABRI or both could be adversely affected.

TYSABRI’s sales growth is important to our success.

We expect that our revenue growth over the next several years will be dependent in part upon sales of TYSABRI. If we are not successful in growing sales of TYSABRI, our future business plans, revenue growth and results of operations may be adversely affected.

TYSABRI’s sales growth cannot be certain given the significant restrictions on use and the significant safety warnings in the label, including the risk of developing progressive multifocal leukoencephalopathy (PML), a serious brain infection. The risk of developing PML increases with prior immunosuppressant use, which may cause patients who have previously received immunosuppressants or their physicians to refrain from using or prescribing TYSABRI. The risk of developing PML also increases with longer treatment duration, which may cause prescribing physicians or patients to suspend treatment with TYSABRI. The risk of developing PML also increases with exposure to JC virus, which may be indicated by the presence of anti-JCV antibodies. Patients testing positive for anti-JCV antibodies or their physicians may refrain from using or prescribing TYSABRI. Increased incidences of PML could limit sales growth, prompt regulatory review, require significant changes to the label or result in market withdrawal. Additional regulatory restrictions on the use of TYSABRI or safety-related label changes, including enhanced risk management programs, whether as a result of additional cases of PML, changes to the criteria for confirming PML diagnosis or otherwise, may significantly reduce expected revenues and require significant expense and management time to address the associated legal and regulatory issues.

As we continue to research and develop protocols and therapies intended to reduce risk and improve outcomes of PML in patients, regulatory authorities may not agree with our perspective on such protocols and therapies. Our efforts at stratifying patients into groups with lower or higher risk for developing PML may not result in corresponding changes to the TYSABRI label. Furthermore, our risk stratification efforts may have an adverse impact on prescribing behavior and reduce sales of TYSABRI. The potential utility of the JC virus antibody assay as a risk stratification tool may be diminished as a result of both the assay’s false negative rate as well as the possibility that a patient who initially tests negative for the JC virus antibody may acquire the JC virus after testing. An increase in the recommended frequency of retesting with the assay may exacerbate these risks or otherwise adversely impact prescribing behavior. In addition, new data may challenge the assumptions or estimates underlying our risk stratification tools, including estimates of the prevalence of JC virus in the general population.

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

Conducting clinical trials is a complex, time-consuming and expensive process. Our ability to complete our clinical trials in a timely fashion depends in large part on a number of key factors including protocol design, regulatory and institutional review board approval, the rate of patient enrollment in clinical trials, and compliance with extensive current Good Clinical Practices. We have opened clinical sites and are enrolling patients in a number of new countries where our experience is more limited, and we are in many cases using the services of third party clinical trial providers. If we fail to adequately manage the design, execution and regulatory aspects of our large, complex and diverse clinical trials, our studies and ultimately our regulatory approvals may be delayed or we may fail to gain approval for our product candidates.

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

We have filed regulatory submissions for BG-12, our investigational oral compound for the treatment of relapsing MS, based on positive results from two pivotal trials. In addition to the risks described above and throughout these “Risk Factors,” other factors that may prevent us from successfully commercializing BG-12 include:

•

regulatory authorities may not approve our regulatory submissions for BG-12, may require additional information that delays approval, may impose monitoring or educational obligations in connection with approval, or may grant a more restricted label than anticipated;

•	unexpected safety risks or other concerns may arise from additional data or analysis;

•

there is intense competition in the increasingly crowded MS market, including the possibility of future competition from generic versions of BG-12 or prodrug derivatives of BG-12 that are activated within the body;

•	we rely on third parties to manufacture BG-12 and these third parties may not supply BG-12 in a timely and cost-effective manner or in compliance with applicable regulations; and

•	our sales and marketing efforts may not result in product revenues that meet the investment community’s high expectations for BG-12.

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

Adverse safety events involving our marketed products may have a negative impact on our commercialization efforts. Discovery of safety issues with our products could cause product liability events, additional regulatory scrutiny and requirements for additional labeling, withdrawal of products from the market and the imposition of fines or criminal penalties. Any of these actions could result in material write-offs of inventory, material impairments of intangible assets, goodwill and fixed assets, material restructuring charges and other adverse impacts on our results of operations. Regulatory authorities have been moving towards more active and transparent pharmacovigilance and are making greater amounts of stand-alone safety information directly available to the public through periodic safety update reports, patient registries and other reporting requirements. The reporting of adverse safety events involving our products and public rumors about such events could cause our product sales or stock price to decline or experience periods of volatility.

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

Sales of our products are dependent on reimbursement from government health administration authorities, private health insurers, distribution partners and other organizations. These organizations may reduce the extent of reimbursements, increase their scrutiny of claims, delay payment or be unable to satisfy their reimbursement obligations due to deteriorating global economic conditions, uncertainty about the direction and relative strength of the U.S. economy and resolution of the U.S. budget deficit, the growing European financial crisis, volatility in the credit and financial markets, and other disruptions due to natural disasters, political instability or otherwise.

The European market represents a major part of our business – approximately 40% of our 2011 product revenues were derived from Europe and most of our marketing efforts outside the U.S. are focused on Europe. Thus, the deterioration of the credit and economic conditions in certain European countries may have a significant adverse impact on our results of operations. Our accounts receivable in certain European countries are subject to significant payment delays due to government funding and reimbursement practices. European governments have announced or implemented austerity measures to constrain the overall level of government expenditures, including reforming health care coverage and reducing health care costs. These measures continue to exert pressure on product pricing and may encourage higher levels of parallel trade. Furthermore, certain countries set prices by reference to the prices in other countries where our products are marketed. The inability to secure adequate prices in one country may impair our ability to obtain acceptable prices in other countries.

These adverse market and economic conditions could reduce our product sales and revenue, result in additional allowances or significant bad debts, or cause us to recognize revenue in certain countries on a cash basis.

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

•

We are not fully in control of the royalty or profit sharing revenues we receive from collaborators, which may be adversely affected by patent expirations, pricing or health care reforms, other legal and regulatory developments that may have a prospective or retroactive impact, new indication approvals, and the introduction of competitive products, which may affect the sales of collaboration products.

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

In addition, we rely on third parties for several other aspects of our business. As a sponsor of clinical trials of our products, we rely on third party contract research organizations to carry out many of our clinical trial related activities and accurately report their results. These activities include initiating and monitoring the conduct of studies at clinical trial sites and identifying any noncompliance with the study protocol or current Good Clinical Practices. The failure of a contract research organization to conduct these activities with proper vigilance and competence and in accordance with current Good Clinical Practices can result in regulatory authorities rejecting our clinical trial data or, in some circumstances, the imposition of civil or criminal sanctions against us.

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

Regulations governing the health care industry are subject to change, with possibly retroactive effect, including:

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

Our quarterly revenues, expenses and net income (loss) have fluctuated in the past and are likely to fluctuate significantly in the future due to the timing of charges and expenses that we may take. We have recorded, or may be required to record, charges that include:

•	the cost of restructurings;

•	impairments with respect to investments, fixed assets, and in-process research and development and other long-lived assets;

•	inventory write-downs for failed quality specifications, charges for excess or obsolete inventory and charges for inventory write downs relating to product suspensions;

•	bad debt expenses and increased bad debt reserves;

•	milestone payments under license and collaboration agreements; and

•	payments in connection with acquisitions and other business development activity.

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

As of June 30, 2012, we had $1.1 billion of outstanding indebtedness, and we may incur additional debt in the future. Our level of indebtedness could adversely affect our business by, among other things:

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table summarizes our common stock repurchase activity during the second quarter of 2012:

Period	Total Number of Shares Purchased (#)	Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Programs (#)	Maximum Number of Shares That May Yet Be Purchased Under Our Programs (#)
April 2012	—	—	—	10,000,000
May 2012	1,200,000	134.19	1,200,000	8,800,000
June 2012	2,100,000	136.07	2,100,000	6,700,000

Total	3,300,000	135.39

In February 2011, our Board of Directors authorized the repurchase of up to 20.0 million shares of our common stock. This authorization does not have an expiration date. As of June 30, 2012, approximately 13.3 million shares of our common stock at a cost of approximately $1,407.9 million have been repurchased under this authorization. During the six months ended June 30, 2012, 7.3 million shares were repurchased at a cost of $909.9 million. Of those shares, 3.3 million were repurchased and retired during the three months ended June 30, 2012 at a cost of $446.8 million. The remaining shares purchased were recorded as treasury stock.

After June 30, 2012, we repurchased and retired an additional 0.4 million shares at a cost of $53.2 million. Approximately 6.3 million shares of our common stock remain available for repurchase under the 2011 authorization.

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

BIOGEN IDEC INC.

/s/ Paul J. Clancy
Paul J. Clancy
Executive Vice President and
Chief Financial Officer

July 24, 2012

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1+	Amended and Restated Certificate of Incorporation, as amended.

3.2+	Second Amended and Restated Bylaws, as amended.

31.1+	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1++	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101++	The following materials from Biogen Idec Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Other Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

+	Filed herewith
++	Furnished herewith