Form 10-Q
period 2012-09-30
BIOGEN IDEC INC.
filed 2012-10-25
CIK 875045

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☑
The number of shares of the issuer’s Common Stock, $0.0005 par value, outstanding as of October 19, 2012, was 236,596,922 shares.

BIOGEN IDEC INC.
FORM 10-Q — Quarterly Report
For the Quarterly Period Ended September 30, 2012

NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements that are based on our current beliefs and expectations. These forward-looking statements may be accompanied by such words as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “project,” “target,” “will” and other words and terms of similar meaning. Reference is made in particular to forward-looking statements regarding:

•
the anticipated amount, timing and accounting of product revenues, joint business revenues, deferred revenues, milestone and other payments under licensing, collaboration or acquisition agreements, tax positions and contingencies, doubtful accounts, cost of sales, research and development costs and other expenses, amortization of intangible assets, and foreign currency forward contracts;

•	the anticipated launch of BG-12;

•	our plans to develop further risk stratification protocols for TYSABRI and the impact of such protocols;

•	anticipated clinical trial readout of, regulatory filings for, and commercial launch of our long-lasting blood clotting factor candidates;

•	additional planned regulatory filings for and launches of FAMPYRA and the outcome of pricing negotiations for FAMPYRA;

•	the timing, outcome and impact of proceedings related to: patents and other intellectual property rights; tax audits, assessments and settlements; product liability and other legal proceedings;

•	loss to be incurred in connection with Genentech's ongoing arbitration with Hoechst;

•	the deferral of TYSABRI revenue in Italy;

•	the costs and timing of the development and commercialization of our pipeline products;

•	the timing and impact of measures worldwide designed to reduce healthcare costs;

•	the impact of the deterioration of the credit and economic conditions in certain countries in Europe and our collection of accounts receivable in such countries;

•	fair value estimates in connection with our acquisitions of Stromedix and other entities;

•	our ability to finance our operations and business initiatives and obtain funding for such activities;

•	the impact of accounting standards;

•	repayment of outstanding debt;

•	the timing and expected financial impact of vacating our facility in Weston, Massachusetts and relocating our corporate headquarters; and

•	the drivers for growing our business, including our plans to pursue business development and research opportunities, and competitive conditions.
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

NOTE REGARDING TRADEMARKS
AVONEX®, AVONEX PEN® and RITUXAN® are registered trademarks of Biogen Idec. FUMADERMTM is a trademark of Biogen Idec. TYSABRI® is a registered trademark of Elan Pharmaceuticals, Inc. The following are trademarks of the respective companies listed: ANGIOMAX® and ANGIOX® — The Medicines Company; ARZERRA® — Glaxo Group Limited; BENLYSTA® — Human Genome Sciences, Inc.; BETASERON® — Bayer Schering Pharma AG; EXTAVIA® — Novartis AG; FAMPYRA® — Acorda Therapeutics, Inc.; and REBIF® — Ares Trading S.A.

PART I FINANCIAL INFORMATION

BIOGEN IDEC INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited, in thousands, except per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues:
Product	$1,039,110	$975,757	$3,091,398	$2,839,562
Unconsolidated joint business	287,792	266,471	856,975	739,054
Other	58,652	67,706	150,147	143,308
Total revenues	1,385,554	1,309,934	4,098,520	3,721,924
Cost and expenses:
Cost of sales, excluding amortization of acquired intangible assets	139,358	123,527	411,666	327,143
Research and development	304,217	301,391	989,738	880,668
Selling, general and administrative	299,631	261,398	901,488	772,217
Collaboration profit sharing	75,545	81,475	239,951	244,319
Amortization of acquired intangible assets	53,013	49,347	151,256	157,699
Fair value adjustment of contingent consideration	9,456	2,500	23,573	5,900
Restructuring charge	803	1,803	2,225	18,390
Total cost and expenses	882,023	821,441	2,719,897	2,406,336
Gain on sale of rights	31,719	—	31,719	—
Income from operations	535,250	488,493	1,410,342	1,315,588
Other income (expense), net	(4,548)	(7,727)	13,546	(9,504)
Income before income tax expense and equity in loss of investee, net of tax	530,702	480,766	1,423,888	1,306,084
Income tax expense	131,044	127,104	334,213	339,608
Equity in loss of investee, net of tax	1,258	—	1,769	—
Net income	398,400	353,662	1,087,906	966,476
Net income attributable to noncontrolling interests, net of tax	—	1,836	—	32,286
Net income attributable to Biogen Idec Inc.	$398,400	$351,826	$1,087,906	$934,190
Net income per share:
Basic earnings per share attributable to Biogen Idec Inc.	$1.68	$1.45	$4.56	$3.85
Diluted earnings per share attributable to Biogen Idec Inc.	$1.67	$1.43	$4.53	$3.81
Weighted-average shares used in calculating:
Basic earnings per share attributable to Biogen Idec Inc.	236,474	242,883	238,331	242,266
Diluted earnings per share attributable to Biogen Idec Inc.	238,125	245,366	240,137	245,140
See accompanying notes to these unaudited condensed consolidated financial statements.

BIOGEN IDEC INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Net income	$398,400	$353,662	$1,087,906	$966,476
Other comprehensive income:
Unrealized gains (losses) on securities available for sale, net of tax of $883 and $794 for the three months ended September 30, 2012 and 2011, respectively; and $1,958 and $7,101 for the nine months ended September 30, 2012 and 2011, respectively	1,503	(1,353)	3,331	(12,092)
Unrealized gains (losses) on foreign currency forward contracts, net of tax of $3,140 and $3,848 for the three months ended September 30, 2012 and 2011, respectively; and $3,118 and $2,634 for the nine months ended September 30, 2012 and 2011, respectively	(27,354)	32,921	(27,457)	21,870
Unrealized gains (losses) on pension benefit obligation	198	(11)	590	5
Currency translation adjustment	25,093	(50,505)	(980)	24,279
Total other comprehensive income, net of tax	(560)	(18,948)	(24,516)	34,062
Comprehensive income	397,840	334,714	1,063,390	1,000,538
Comprehensive income attributable to noncontrolling interests, net of tax	—	1,030	65	37,167
Comprehensive income attributable to Biogen Idec Inc.	$397,840	$333,684	$1,063,325	$963,371

See accompanying notes to these unaudited condensed consolidated financial statements.

BIOGEN IDEC INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except per share amounts)

	As of September 30, 2012	As of December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$451,723	$514,542
Marketable securities	1,154,071	1,176,115
Accounts receivable, net	661,519	584,603
Due from unconsolidated joint business	268,965	228,724
Inventory	392,936	326,843
Other current assets	126,174	144,600
Total current assets	3,055,388	2,975,427
Marketable securities	1,741,534	1,416,737
Property, plant and equipment, net	1,676,583	1,571,387
Intangible assets, net	1,681,232	1,608,191
Goodwill	1,204,740	1,146,314
Investments and other assets	271,144	331,548
Total assets	$9,630,621	$9,049,604
LIABILITIES AND EQUITY
Current liabilities:
Current portion of notes payable and line of credit	$453,209	$3,292
Taxes payable	44,252	45,939
Accounts payable	157,424	186,448
Accrued expenses and other	866,208	677,210
Total current liabilities	1,521,093	912,889
Notes payable, line of credit and other financing arrangements	658,442	1,060,808
Long-term deferred tax liability	249,577	248,644
Other long-term liabilities	539,569	400,276
Total liabilities	2,968,681	2,622,617
Commitments and contingencies
Equity:
Biogen Idec Inc. shareholders’ equity
Preferred stock, par value $0.001 per share	—	—
Common stock, par value $0.0005 per share	127	128
Additional paid-in capital	3,819,063	4,185,048
Accumulated other comprehensive income (loss)	(51,115)	(26,535)
Retained earnings	4,194,551	3,106,761
Treasury stock, at cost	(1,303,074)	(839,903)
Total Biogen Idec Inc. shareholders’ equity	6,659,552	6,425,499
Noncontrolling interests	2,388	1,488
Total equity	6,661,940	6,426,987
Total liabilities and equity	$9,630,621	$9,049,604
See accompanying notes to these unaudited condensed consolidated financial statements.

BIOGEN IDEC INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	For the Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net income	$1,087,906	$966,476
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	268,772	270,212
Share-based compensation	88,378	86,625
Deferred income taxes	(86,858)	115,698
Other	6,043	(15,493)
Changes in operating assets and liabilities, net:
Accounts receivable	18,486	(17,334)
Inventory	(82,423)	(35,767)
Accrued expenses and other current liabilities	104,075	(56,737)
Other changes in operating assets and liabilities, net	(32,389)	(59,913)
Net cash flows provided by operating activities	1,371,990	1,253,767
Cash flows from investing activities:
Proceeds from sales and maturities of marketable securities	1,913,381	1,476,052
Purchases of marketable securities	(2,192,343)	(2,590,971)
Acquisitions of business, net of cash acquired	(72,401)	—
Purchases of property, plant and equipment	(185,511)	(137,578)
Other	(38,014)	(8,265)
Net cash flows used in investing activities	(574,888)	(1,260,762)
Cash flows from financing activities:
Purchase of treasury stock	(963,171)	(386,575)
Proceeds from issuance of stock for share-based compensation arrangements	58,278	299,466
Other	42,939	(89,944)
Net cash flows used in financing activities	(861,954)	(177,053)
Net decrease in cash and cash equivalents	(64,852)	(184,048)
Effect of exchange rate changes on cash and cash equivalents	2,033	(410)
Cash and cash equivalents, beginning of the period	514,542	759,598
Cash and cash equivalents, end of the period	$451,723	$575,140

See accompanying notes to these unaudited condensed consolidated financial statements.

BIOGEN IDEC INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	Business
Overview
Biogen Idec is a global biotechnology company focused on discovering, developing, manufacturing and marketing therapies for the treatment of multiple sclerosis and other autoimmune disorders, neurodegenerative diseases and hemophilia. We also collaborate on the development and commercialization of RITUXAN and anti-CD20 product candidates for the treatment of non-Hodgkin's lymphoma and other conditions.
Basis of Presentation
In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of our financial statements for interim periods in accordance with accounting principles generally accepted in the United States (U.S. GAAP). The information included in this quarterly report on Form 10-Q should be read in conjunction with our consolidated financial statements and the accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2011 (2011 Form 10-K). Our accounting policies are described in the “Notes to Consolidated Financial Statements” in our 2011 Form 10-K and updated, as necessary, in this Form 10-Q. The year-end condensed consolidated balance sheet data presented for comparative purposes was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period. Certain prior-year amounts may be reclassified to conform to the current year’s presentation.
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
 Use of Estimates
The preparation of our condensed consolidated financial statements requires us to make estimates, judgments, and assumptions that may affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates and judgments and methodologies, including those related to revenue recognition and related allowances, our collaborative relationships, clinical trial expenses, the consolidation of variable interest entities, the collectability of our accounts receivable, the valuation of contingent consideration, the valuation of acquired intangible assets including in-process research and development, inventory, impairment and amortization of long-lived assets including intangible assets and acquired in-process research and development (IPR&D),

BIOGEN IDEC INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

impairments of goodwill, share-based compensation, income taxes including the valuation allowance for deferred tax assets, the valuation of investments, derivatives and hedging activities, contingencies, litigation, and restructuring charges. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

2.	Acquisitions
Stromedix, Inc.
On March 8, 2012, we completed our acquisition of all the outstanding stock of Stromedix, Inc., a privately held company located in Cambridge, Massachusetts. Stromedix was a business involved in the discovery of antibodies designed to treat fibrosis disorders. Stromedix’ lead candidate, STX-100, was in Phase 2a of development in patients with idiopathic pulmonary fibrosis (IPF). The purchase price included a $75.0 million cash payment and up to a maximum of $487.5 million in contingent consideration in the form of development and approval milestones, of which $275.0 million relates directly to the development and approval of STX-100 for the treatment of IPF. The acquisition was funded from our existing cash on hand and has been accounted for as the acquisition of a business. In addition to acquiring the outstanding stock of the entity and obtaining the rights to STX-100, we obtained the services of key employees and the rights to a second antibody and an antibody conjugate, which are both in preclinical development.
Upon acquisition, we recorded a liability of $122.2 million representing the fair value of the contingent consideration. This amount was estimated through a valuation model that incorporates industry based probability adjusted assumptions relating to the achievement of these milestones and the likelihood of us making payments. This fair value measurement is based upon significant inputs not observable in the market and therefore represents a Level 3 measurement. Subsequent changes in the fair value of this obligation will be recognized as adjustments to contingent consideration and reflected within our condensed consolidated statements of income. For additional information related to our fair value of this obligation, please read Note 8, Fair Value Measurements to these condensed consolidated financial statements.

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
Our estimate of the fair value of the specifically identifiable assets acquired and liabilities assumed as of the date of acquisition is subject to completing our analysis of certain tax matters, such as filing Stromedix’ final tax return and determining the extent to which we will be able utilize Stromedix’ net operating losses. The final determination of these amounts will be completed as soon as possible as additional information becomes available but no later than one year from the acquisition date. Although the final determination may result in differences from our estimates, we do not expect those differences to be material to our financial condition or results of operations.
We estimated the fair value of the IPR&D programs acquired through a probability adjusted cash flow analysis utilizing a discount rate of 20%. Substantially all of the fair value is attributed to the primary indication of the lead candidate, STX-100, which is expected to be completed no earlier than fiscal 2020 at a remaining cost as of the acquisition date of approximately

BIOGEN IDEC INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

$290.0 million. The fair value associated with STX-100 for the treatment of IPF was $202.6 million. These fair value measurements were based on significant inputs not observable in the market and thus represent Level 3 fair value measurements.
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

3.	Gain on Sale of Rights
During the third quarter of 2012, we sold our royalty and other rights related to sales of BENLYSTA (belimumab) to a DRI Capital managed fund (DRI). We were entitled to these rights pursuant to a license agreement with Human Genome Sciences, Inc. and GlaxoSmithKline plc (collectively the "Licensees"). Under the terms of the BENLYSTA sale agreement, we will receive payments from DRI equal to a multiple of royalties payable by the Licensees for the period covering October 2011 to September 2014. DRI will retain all the royalty payments from sales of BENLYSTA, with certain exceptions, including a one-time contingency payment that could be paid to us if the cumulative royalties exceed an agreed amount.
Under the terms of this sale, DRI will have no recourse to us for the Licensees' performance with respect to sales of BENLYSTA, even in the event of Licensees' insolvency, nonperformance or inability to comply with terms of the license agreement. We do not have any continuing involvement with DRI or the Licensees with respect to sales of BENLYSTA, and have concluded that the sale of the rights represents the culmination of an earnings process.
The initial payments received during the third quarter of 2012, which covered the royalty period from October 1, 2011 to June 30, 2012, totaled $31.7 million, which was recorded as a gain on sale of rights within our condensed consolidated statements of income. The remaining payments, which are contingent upon BENLYSTA sales over the period ending September 2014, will be recognized as the payments become due.

4.	Accounts Receivable
Our accounts receivable primarily arise from product sales in the U.S. and Europe and mainly represent amounts due from our wholesale distributors, public hospitals and other government entities. Concentrations of credit risk with respect to our accounts receivable, which are typically unsecured, are limited due to the wide variety of customers and markets using our products, as well as their dispersion across many different geographic areas. The majority of our accounts receivable have standard payment terms which generally require payment within 30 to 90 days. We monitor the financial performance and credit worthiness of our large customers so that we can properly assess and respond to changes in their credit profile. We operate in certain countries where weakness in economic conditions has resulted in extended collection periods. We continue to monitor these economic conditions and assess the impacts of such changes in the relevant financial markets on our business, especially in light of sovereign credit developments. We provide reserves against trade receivables for estimated losses that may result from a customer’s inability to pay. Amounts determined to be uncollectible are charged or written-off against the reserve. To date, our historical write-offs of accounts receivable have not been significant.
The credit and economic conditions within Italy, Spain, Portugal and Greece, among other members of the European Union, remain uncertain. Deteriorating credit and economic conditions have generally led to an increase in the average length of time that it takes to collect our accounts receivable in some of these countries has increased and may further increase. In some regions in these countries where our collections have slowed and a significant portion of these receivables are routinely being collected over periods in excess of one year, we have discounted our receivables and reduced related revenues based on the period of time that we estimate those amounts will be paid, to the extent such period exceeds one year, using the country’s market-based borrowing rate for such period. The related receivables are classified at the time of sale as long-term assets. We accrete interest income on these receivables, which is recognized as a component of other income (expense), net within our condensed consolidated statements of income.

BIOGEN IDEC INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

Our net accounts receivable balances from product sales in selected European countries are summarized as follows:

	As of September 30, 2012
(In millions)	Current Balance Included within Accounts Receivable, net	Non-Current Balance Included within Investments and Other Assets	Total
Spain	$73.5	$—	$73.5
Italy	$94.6	$13.8	$108.4
Portugal	$19.6	$7.2	$26.8
Greece	$2.4	$—	$2.4

	As of December 31, 2011
(In millions)	Current Balance Included within Accounts Receivable, net	Non-Current Balance Included within Investments and Other Assets	Total
Spain	$68.5	$65.5	$134.0
Italy	$19.4	$48.7	$68.1
Portugal	$20.6	$12.3	$32.9
Greece	$4.0	$—	$4.0
Approximately $3.9 million and $56.0 million of the aggregated balances for these countries were overdue more than one year as of September 30, 2012 and December 31, 2011, respectively.

During the third quarter of 2012, as part of a new program to resolve outstanding amounts long overdue, the Portuguese government paid us approximately $21.2 million, contributing to a decrease in our accounts receivable in Portugal. Similarly, in June 2012, the Spanish government paid us approximately $112.0 million, contributing to a significant decrease in our accounts receivables in Spain.
The increase in accounts receivable related to sales in Italy is driven, in part, by the credit assignment agreement we completed in the third quarter of 2011. As of December 31, 2011, our accounts receivable balances in Italy totaled $68.1 million, all of which resulted from sales of product subsequent to June 30, 2011. As discussed in Note 2, Acquisitions to our consolidated financial statements included within our 2011 Form 10-K, in connection with our purchase of the noncontrolling interest in our joint venture investments in Biogen Dompé SRL, which occurred during the third quarter of 2011, we entered into a credit assignment agreement with Dompé Farmaceutici SpA. Under the terms of this agreement, Dompé Farmaceutici SpA purchased all of Biogen Dompé SRL's outstanding receivables as of June 30, 2011. We retained no interests in these receivables and accounted for this transaction as a sale.
In the fourth quarter of 2011, Biogen Idec SRL received a notice from the Italian National Medicines Agency (AIFA) stating that sales of TYSABRI for the period from February 2009 through February 2011 exceeded by EUR30.7 million a reimbursement limit established pursuant to a Price Determination Resolution (Price Resolution) granted by AIFA in February 2007. In December 2011, we filed an appeal against AIFA in administrative court seeking a ruling that the reimbursement limit does not apply and that the position of AIFA is unenforceable. Since being notified that AIFA believes a reimbursement limit is in effect, we have deferred $46.6 million and $13.8 million of revenue in Italy during the first nine months of 2012 and fourth quarter of 2011, respectively. We expect to continue to defer a portion of our revenues on future sales of TYSABRI in Italy until this matter is resolved. For additional information, please read Note 20, Litigation to these condensed consolidated financial statements.

BIOGEN IDEC INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

5.	Reserves for Discounts and Allowances
An analysis of the amount of, and change in, reserves is summarized as follows:

(In millions)	Discounts	Contractual Adjustments	Returns	Total
Balance, as of December 31, 2011	$12.6	$119.3	$23.7	$155.6
Current provisions relating to sales in current year	84.4	353.4	17.3	455.1
Adjustments relating to prior years	(0.2)	(5.3)	(0.3)	(5.8)
Payments/returns relating to sales in current year	(70.8)	(217.4)	(3.3)	(291.5)
Payments/returns relating to sales in prior years	(11.0)	(83.2)	(10.0)	(104.2)
Balance, as of September 30, 2012	$15.0	$166.8	$27.4	$209.2
The total reserves above, included in our condensed consolidated balance sheets, are summarized as follows:

(In millions)	As of September 30, 2012	As of December 31, 2011
Reduction of accounts receivable	$49.0	$40.6
Component of accrued expenses and other	160.2	115.0
Total reserves	$209.2	$155.6

6.	Inventory
The components of inventory are summarized as follows:

(In millions)	As of September 30, 2012	As of December 31, 2011
Raw materials	$101.9	$83.8
Work in process	183.6	169.4
Finished goods	107.4	73.6
Total inventory	$392.9	$326.8
As of September 30, 2012, the carrying value of our inventory includes $13.8 million associated with various programs which have been capitalized in advance of regulatory approval.

BIOGEN IDEC INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

7.	Intangible Assets and Goodwill
In connection with our acquisition of Stromedix in March 2012, we acquired IPR&D programs with an estimated fair value of $219.2 million and recorded $51.6 million of goodwill, which represents the excess of the purchase price over the fair value of the net assets acquired. For a more detailed description of this transaction, please read Note 2, Acquisitions to these condensed consolidated financial statements.
Intangible Assets
Intangible assets, net of accumulated amortization, impairment charges and adjustments, are summarized as follows:

		As of September 30, 2012			As of December 31, 2011
(In millions)	Estimated Life	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Out-licensed patents	13-23 years	$578.0	$(413.6)	$164.4	$578.0	$(391.3)	$186.7
Core developed technology	15-23 years	3,005.3	(1,924.1)	1,081.2	3,005.3	(1,801.1)	1,204.2
In-process research and development	Up to 15 years upon commercialization	330.1	—	330.1	110.9	—	110.9
Trademarks and tradenames	Indefinite	64.0	—	64.0	64.0	—	64.0
In-licensed rights and patents	6-16 years	52.4	(10.9)	41.5	47.2	(4.8)	42.4
Assembled workforce	4 years	2.1	(2.1)	—	2.1	(2.1)	—
Total intangible assets		$4,031.9	$(2,350.7)	$1,681.2	$3,807.5	$(2,199.3)	$1,608.2
For the three and nine months ended September 30, 2012, amortization of acquired intangible assets totaled $53.0 million and $151.3 million, respectively, as compared to $49.3 million and $157.7 million, respectively, in the prior year comparative periods. Amortization of acquired intangible assets is expected to be in the range of approximately $100.0 million to $200.0 million annually through 2017.
Core Developed Technology
Core developed technology primarily relates to our AVONEX product which was recorded in connection with the merger of Biogen, Inc. and IDEC Pharmaceuticals Corporation in 2003. Our most recent long range planning cycle was completed in the third quarter of 2012, which reflected a small decrease in the expected lifetime revenue of AVONEX resulting in an increase in amortization expense.
In-process Research and Development (IPR&D)
In-process research and development represents the fair value assigned to research and development assets that we acquire that have not been completed at the date of acquisition. In connection with our acquisition of Stromedix in March 2012, we acquired IPR&D programs with an estimated fair value of $219.2 million. For a more detailed description of this transaction, please read Note 2, Acquisitions to these condensed consolidated financial statements.
In-licensed Rights and Patents
We licensed rights for the diagnostic and therapeutic application of recombinant virus-like particles, known as VP1 proteins, to detect antibodies of the JC virus (JCV) in serum or blood. Under the terms of this license, we expect to make payments totaling approximately $57.0 million through 2016. These payments include upfront and milestone payments as well as the greater of an annual maintenance fee or usage-based royalty payment. As of September 30, 2012 and December 31, 2011, we have recognized an intangible asset totaling $24.5 million and $19.2 million, respectively, reflecting the total amount of upfront payments made and other time-based milestone payments. We will capitalize any additional payments due under this arrangement as an intangible asset when they become due. Amortization expense is recorded using an economic consumption model based on the number of JCV antibody assay tests performed each period compared to an estimate of the total tests we expect to perform multiplied by payments made to date and payments we expect to make through 2016.

BIOGEN IDEC INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

 Goodwill
The following table provides a roll forward of the changes in our goodwill balance:

(In millions)	As of September 30, 2012	As of December 31, 2011
Goodwill, beginning of period	$1,146.3	$1,146.3
Goodwill acquired during the period	51.6	—
Other	6.8	—
Goodwill, end of period	$1,204.7	$1,146.3
During the three months ended September 30, 2012, we corrected goodwill by $6.8 million to establish a deferred tax liability that existed at the time of the merger of Biogen, Inc and IDEC Pharmaceuticals Corporation in 2003. As of September 30, 2012, we had no accumulated impairment losses related to goodwill.

8.	Fair Value Measurements
The tables below present information about our assets and liabilities that are regularly measured and carried at fair value and indicate the level within the fair value hierarchy of the valuation techniques we utilized to determine each fair value:

(In millions)	As of September 30, 2012	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$309.0	$—	$309.0	$—
Marketable debt securities:
Corporate debt securities	914.7	—	914.7	—
Government securities	1,539.9	—	1,539.9	—
Mortgage and other asset backed securities	441.0	—	441.0	—
Marketable equity securities	1.2	1.2	—	—
Venture capital investments	25.2	—	—	25.2
Derivative contracts	6.9	—	6.9	—
Plan assets for deferred compensation	13.9	—	13.9	—
Total	$3,251.8	$1.2	$3,225.4	$25.2
Liabilities:
Derivative contracts	$5.2	$—	$5.2	$—
Contingent consideration obligations	290.3	—	—	290.3
Total	$295.5	$—	$5.2	$290.3

BIOGEN IDEC INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

(In millions)	As of December 31, 2011	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$399.8	$—	$399.8	$—
Marketable debt securities:
Corporate debt securities	602.6	—	602.6	—
Government securities	1,716.5	—	1,716.5	—
Mortgage and other asset backed securities	273.8	—	273.8	—
Marketable equity securities	0.1	0.1	—	—
Venture capital investments	23.5	—	—	23.5
Derivative contracts	39.5	—	39.5	—
Plan assets for deferred compensation	11.6	—	11.6	—
Total	$3,067.4	$0.1	$3,043.8	$23.5
Liabilities:
Derivative contracts	$0.5	$—	$0.5	$—
Contingent consideration obligations	151.0	—	—	151.0
Total	$151.5	$—	$0.5	$151.0
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
Marketable Equity Securities and Venture Capital Investments
Our marketable equity securities represent investments in publicly traded equity securities. Our venture capital investments include investments in certain venture capital funds, accounted for at fair value, which primarily invest in small privately-owned, venture-backed biotechnology companies. These venture capital investments represented approximately 0.3% of total assets as of September 30, 2012 and December 31, 2011, respectively.
The following table provides a roll forward of the fair value of our venture capital investments, which are all Level 3 assets:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In millions)	2012	2011	2012	2011
Fair value, beginning of period	$25.4	$20.6	$23.5	$20.8
Unrealized gains included in earnings	1.4	1.8	4.9	2.5
Unrealized losses included in earnings	(1.6)	(0.2)	(3.6)	(1.5)
Purchases	—	0.9	0.4	1.3
Fair value, end of period	$25.2	$23.1	$25.2	$23.1
 Debt Instruments
The fair and carrying values of our debt instruments, which are all Level 2 liabilities, are summarized as follows:

	As of September 30, 2012		As of December 31, 2011
(In millions)	Fair Value	Carrying Value	Fair Value	Carrying Value
Notes payable to Fumedica	$18.9	$17.2	$22.4	$19.7
6.0% Senior Notes due March 1, 2013	459.6	450.0	474.1	449.9
6.875% Senior Notes due March 1, 2018	666.4	587.9	663.9	592.3
Total	$1,144.9	$1,055.1	$1,160.4	$1,061.9

BIOGEN IDEC INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

We utilized Level 2 inputs to determine the fair value of our notes payable to Fumedica and our Senior Notes. The fair value of our notes payable to Fumedica was estimated using market observable inputs, including current interest and foreign currency exchange rates. The fair value of our Senior Notes was determined through market, observable, and corroborated sources.
Contingent Consideration Obligations
The following table provides a roll forward of the fair values of our contingent consideration obligations, which are all Level 3 liabilities:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In millions)	2012	2011	2012	2011
Fair value, beginning of period	$280.9	$84.6	$151.0	$81.2
Additions	—	38.8	122.2	38.8
Changes in fair value	9.4	2.5	23.6	5.9
Payments	—	—	(6.5)	—
Fair value, end of period	$290.3	$125.9	$290.3	$125.9
As of September 30, 2012 and December 31, 2011, approximately $269.0 million and $140.3 million, respectively, of the fair value of our total contingent consideration obligations were reflected as components of other long-term liabilities within our condensed consolidated balance sheets with the remaining balances reflected as a component of accrued expenses and other.
In connection with our acquisition of Stromedix in March 2012, we recorded a liability of $122.2 million representing the fair value of the contingent consideration. This valuation was based on probability weighted net cash outflow projections of $487.5 million, discounted using a rate of 4.4%, which is a measure of the credit risk associated with settling the liability.
The consideration for our acquisitions often includes future payments that are contingent upon the occurrence of a particular event. For acquisitions completed after January 1, 2009, we record a contingent consideration obligation for such contingent payments at fair value on the acquisition date. We estimate the fair value of contingent consideration obligations through valuation models that incorporate probability adjusted assumptions related to the achievement of the milestones and thus likelihood of making related payments. We revalue these contingent consideration obligations each reporting period. Changes in the fair value of our contingent consideration obligations are recognized within our condensed consolidated statements of income. Changes in the fair value of the contingent consideration obligations can result from changes to one or multiple inputs, including adjustments to the discount rates and periods utilized, changes in the amount or timing of expected expenditures associated with product development, changes in the amount or timing of cash flows and reserves associated with products upon commercialization, changes in the assumed achievement or timing of any development milestones, changes in the probability of certain clinical events and changes in the assumed probability associated with regulatory approval.
Discount rates in our valuation models represent a measure of the credit risk associated with settling the liability. The value of our contingent obligations as of September 30, 2012 was based upon discount rates ranging from 2.5% to 3.7%. The period over which we discount our contingent obligations is based on the current development stage of the product candidates, our specific development plan for that product candidate adjusted for the probability of completing the development step, and when the contingent payments would be triggered. In determining the probability of success, we utilize data regarding similar milestone events from several sources, including industry studies and our own experience. These fair value measurements represent Level 3 measurements as they are based on significant inputs not observable in the market. Significant judgment is employed in determining the appropriateness of these assumptions as of the acquisition date and for each subsequent period. Accordingly, changes in assumptions could have a material impact on the amount of contingent consideration expense we record in any given period.
Acquired IPR&D
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

BIOGEN IDEC INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

There has been no impairment of our assets measured at fair value during the three and nine months ended September 30, 2012. In addition, there were no changes in valuation techniques or inputs utilized or transfers between fair value measurement levels during the three and nine months ended September 30, 2012. For additional information related to the valuation techniques and inputs utilized in valuation of our financial assets and liabilities, please read Note 1, Summary of Significant Accounting Policies to our consolidated financial statements included within our 2011 Form 10-K.

9.	Financial Instruments
Marketable Securities
The following tables summarize our marketable debt and equity securities:

As of September 30, 2012 (In millions)	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost
Available-for-sale:
Corporate debt securities
Current	$302.8	$0.4	$(0.1)	$302.5
Non-current	611.9	3.3	(0.2)	608.8
Government securities
Current	845.6	0.4	—	845.2
Non-current	694.3	0.9	—	693.4
Mortgage and other asset backed securities
Current	5.7	—	—	5.7
Non-current	435.3	1.6	(1.1)	434.8
Total marketable debt securities	$2,895.6	$6.6	$(1.4)	$2,890.4
Marketable equity securities, non-current	$1.2	$—	$—	$1.2

As of December 31, 2011 (In millions)	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost
Available-for-sale:
Corporate debt securities
Current	$155.0	$0.2	$(0.1)	$154.9
Non-current	447.6	1.2	(1.5)	447.9
Government securities
Current	1,021.0	0.4	—	1,020.6
Non-current	695.5	0.9	(0.2)	694.8
Mortgage and other asset backed securities
Current	0.1	—	—	0.1
Non-current	273.7	0.5	(1.3)	274.5
Total marketable debt securities	$2,592.9	$3.2	$(3.1)	$2,592.8
Marketable equity securities, non-current	$0.1	$—	$(0.1)	$0.2
In the tables above, as of September 30, 2012 and December 31, 2011, government securities included $89.1 million and $214.0 million, respectively, of Federal Deposit Insurance Corporation (FDIC) guaranteed senior notes issued by financial institutions under the Temporary Liquidity Guarantee Programs, which will all mature prior to December 31, 2012.

BIOGEN IDEC INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

The following table summarizes our financial assets with original maturities of less than 90 days included within cash and cash equivalents on the accompanying condensed consolidated balance sheet:

(In millions)	As of September 30, 2012	As of December 31, 2011
Commercial paper	$16.3	$—
Repurchase agreements	108.7	8.8
Short-term debt securities	184.0	391.0
Total	$309.0	$399.8
The carrying values of our commercial paper, including accrued interest, repurchase agreements and short-term debt securities approximate fair value.
Summary of Contractual Maturities: Available-for-Sale Securities
The estimated fair value and amortized cost of our marketable debt securities available-for-sale by contractual maturity are summarized as follows:

	As of September 30, 2012		As of December 31, 2011
(In millions)	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost
Due in one year or less	$1,154.0	$1,153.4	$1,176.1	$1,175.6
Due after one year through five years	1,529.8	1,525.5	1,251.6	1,251.4
Due after five years	211.8	211.5	165.2	165.8
Total available-for-sale securities	$2,895.6	$2,890.4	$2,592.9	$2,592.8
The average maturity of our marketable securities as of September 30, 2012 and December 31, 2011 was 13 months and 14 months, respectively.
Proceeds from Marketable Debt Securities
The proceeds from maturities and sales of marketable debt securities and resulting realized gains and losses are summarized as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In millions)	2012	2011	2012	2011
Proceeds from maturities and sales	$491.3	$306.2	$1,913.4	$1,476.1
Realized gains	$0.4	$0.3	$1.7	$3.4
Realized losses	$(0.8)	$(0.4)	$(2.7)	$(1.7)
Proceeds were generally reinvested. Realized losses for the three and nine months ended September 30, 2012 and 2011 primarily relate to sales of agency mortgage-backed securities.

Strategic Investments
As of September 30, 2012 and December 31, 2011, our strategic investment portfolio was comprised of investments totaling $60.7 million and $62.8 million, respectively, which are included in investments and other assets in our accompanying condensed consolidated balance sheets. Our strategic investment portfolio includes investments in marketable equity securities of certain biotechnology companies and our investments in venture capital funds accounted for at fair value which totaled $26.4 million and $23.6 million as of September 30, 2012 and December 31, 2011, respectively. Our strategic investment portfolio also includes other equity investments in privately-held companies and additional investments in venture capital funds accounted for under the cost method. The carrying value of these investments totaled $34.3 million and $39.2 million, as of September 30, 2012 and December 31, 2011, respectively.
During the three and nine months ended September 30, 2012, we realized net losses, impairments and changes to fair value recorded through income of $1.8 million and net gains of $11.7 million, respectively, on our strategic investment

BIOGEN IDEC INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

portfolio as compared to net gains, impairments and changes to fair value of $1.1 million and $8.7 million, respectively, in the prior year comparative periods. The gains recognized during the nine months ended September 30, 2012, include a gain of $9.0 million recognized upon our acquisition of Stromedix as we previously held an equity interest. For a more detailed description of this transaction, please read Note 2, Acquisitions to these condensed consolidated financial statements. The gains recognized during the nine months ended September 30, 2011 include a gain of $13.8 million on the sale of one of our marketable equity investments.
Impairments
For the three and nine months ended September 30, 2012, we recognized $3.5 million and $4.8 million, respectively, as impairment charges of our publicly-held strategic investments, investments in venture capital funds accounted for under the cost method and investments in privately-held companies.
For the three and nine months ended September 30, 2011, we recognized $0.8 million and $7.6 million, respectively, as impairment charges of our investments in privately-held companies and our investments in venture capital funds accounted for under the cost method. No impairments were recognized in relation to our publicly-held strategic investments.

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
Foreign currency forward contracts in effect as of September 30, 2012 and December 31, 2011 had durations of 1 to 15 months. These contracts have been designated as cash flow hedges and accordingly, to the extent effective, any unrealized gains or losses on these foreign currency forward contracts are reported in accumulated other comprehensive income (loss). Realized gains and losses for the effective portion of such contracts are recognized in revenue when the sale of product in the currency being hedged is recognized. To the extent ineffective, hedge transaction gains and losses are reported in other income (expense), net.

The notional value of foreign currency forward contracts that were entered into to hedge forecasted revenues is summarized as follows:

	Notional Amount
Foreign Currency: (in millions)	As of September 30, 2012	As of December 31, 2011
Euro	$593.6	$496.4
Canadian dollar	6.3	22.9
Swedish krona	3.2	13.0
Total foreign currency forward contracts	$603.1	$532.3
The portion of the fair value of these foreign currency forward contracts that was included in accumulated other comprehensive income (loss) within total equity reflected gains of $5.9 million and $36.5 million as of September 30, 2012 and December 31, 2011, respectively. We expect all contracts to be settled over the next 15 months and any amounts in accumulated other comprehensive income (loss) to be reported as an adjustment to revenue. We consider the impact of our and our counterparties’ credit risk on the fair value of the contracts as well as the ability of each party to execute its contractual obligations. As of September 30, 2012 and December 31, 2011, respectively, credit risk did not materially change the fair value of our foreign currency forward contracts.
In relation to our foreign currency forward contracts, due to hedge ineffectiveness we recognized in other income (expense) net gains of $0.8 million and $4.0 million for the three and nine months ended September 30, 2012, respectively, as compared to net losses of $2.8 million and $3.2 million, respectively, in the prior year comparative periods.
In addition, we recognized in product revenue net gains of $12.0 million and $31.0 million for the settlement of certain effective cash flow hedge instruments for the three and nine months ended September 30, 2012, respectively, as compared to

BIOGEN IDEC INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

net losses of $10.8 million and $37.6 million, respectively, in the prior year comparative periods. These settlements were recorded in the same period as the related forecasted revenues.
Summary of Derivatives Designated as Hedging Instruments
The following table summarizes the fair value and presentation in our condensed consolidated balance sheets for derivatives designated as hedging instruments:

(In millions)	Balance Sheet Location	Fair Value As of September 30, 2012
Foreign Currency Contracts:
Asset derivatives	Other current assets	$6.4
Liability derivatives	Accrued expenses and other	$(0.5)

(In millions)	Balance Sheet Location	Fair Value As of December 31, 2011
Foreign Currency Contracts:
Asset derivatives	Other current assets	$32.6
Liability derivatives	Accrued expenses and other	$—

The following table summarizes the effect of derivatives designated as hedging instruments on our condensed consolidated statements of income:

(In millions)	Amount Recognized in Accumulated Other Comprehensive Income (Loss) on Derivative Gain/(Loss) (Effective Portion)	Income Statement Location (Effective Portion)	Amount Reclassified from Accumulated Other Comprehensive Income (Loss) into Income Gain/(Loss) (Effective Portion)	Income Statement Location (Ineffective Portion)	Amount of Gain/(Loss) Recorded (Ineffective Portion)
For the Three Months Ended
September 30, 2012				Other income
Foreign currency contracts	$5.9	Revenue	$12.0	(expense)	$0.8
September 30, 2011				Other income
Foreign currency contracts	$13.5	Revenue	$(10.8)	(expense)	$(2.8)
For the Nine Months Ended
September 30, 2012				Other income
Foreign currency contracts	$5.9	Revenue	$31.0	(expense)	$4.0
September 30, 2011				Other income
Foreign currency contracts	$13.5	Revenue	$(37.6)	(expense)	$(3.2)
Other Derivatives
We also enter into other foreign currency forward contracts, usually with one month durations, to mitigate the foreign currency risk related to certain balance sheet positions. We have not elected hedge accounting for these transactions.
The aggregate notional amount of these other outstanding foreign currency contracts was $297.3 million as of September 30, 2012. The fair value of these contracts was a net liability of $4.3 million. A net loss of $5.7 million and a net gain of $5.6 million related to these contracts were recognized as a component of other income (expense), net, for the three and nine months ended September 30, 2012, respectively, as compared to net gains of $6.1 million and $1.8 million in the prior year comparative periods.

BIOGEN IDEC INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

11.	Property, Plant and Equipment
Property, plant and equipment are recorded at historical cost, net of accumulated depreciation. Components of property, plant and equipment, net are summarized as follows:

(In millions)	As of September 30, 2012	As of December 31, 2011
Land	$54.0	$51.9
Buildings	839.7	597.9
Leasehold improvements	105.8	102.7
Machinery and equipment	824.3	570.1
Computer software and hardware	465.9	439.7
Furniture and fixtures	43.1	37.6
Construction in progress	242.1	553.6
Total cost	2,574.9	2,353.5
Less: accumulated depreciation	(898.3)	(782.1)
Total property, plant and equipment, net	$1,676.6	$1,571.4
For the three and nine months ended September 30, 2012, we capitalized interest costs related to construction in progress totaling approximately $6.6 million and $23.4 million, respectively, as compared to $8.4 million and $24.3 million, respectively, in the prior year comparative periods. Capitalized interest costs are primarily related to the development of our large-scale biologics manufacturing facility in Hillerød, Denmark.
Hillerød, Denmark Facility
As of September 1, 2012, our large-scale biologics manufacturing facility in Hillerød, Denmark was ready for its intended use as we began the process of manufacturing products for use in clinical trials. As a result, we transferred $454.4 million from construction in progress to various fixed asset accounts, all within the category of property, plant and equipment. We ceased capitalizing a majority of the interest expense and began recording depreciation on the various assets during the third quarter of 2012. The average estimated useful life for the facility and its assets is 20 years. The facility is currently not licensed to produce commercial product, a process we expect to be completed in the next twelve months.
Cambridge Leases
In July 2011, we executed leases for two office buildings to be built in Cambridge, Massachusetts with a planned occupancy during the second half of 2013. Construction of these facilities began in late 2011. These buildings will serve as the future location of our corporate headquarters and commercial operations as well as provide additional general and administrative and research and development office space. In accordance with accounting guidance applicable to entities involved with the construction of an asset that will be leased when the construction is completed, we are considered the owner, for accounting purposes, of these properties during the construction period. Accordingly, we record an asset along with a corresponding financing obligation on our condensed consolidated balance sheet for the amount of total project costs incurred related to the construction in progress for these buildings. Upon completion of the buildings, we will assess and determine if the assets and corresponding liabilities should be derecognized. As of September 30, 2012 and December 31, 2011, cost incurred by the developer in relation to the construction of these buildings totaled approximately $56.6 million and $2.2 million, respectively.
As a result of our decision to relocate our corporate headquarters and centralize our campus in Cambridge, Massachusetts, we expect to vacate our Weston, Massachusetts facility in the second half of 2013 upon completion of the new buildings. Based upon our most recent estimates, we expect to incur a charge of approximately $35.0 million upon vacating the Weston facility. This amount represents our remaining Weston lease obligation, net of sublease income expected to be received.

12.	Indebtedness
Revolving Credit Facility
In June 2012 our $360.0 million senior unsecured revolving credit facility expired and was not renewed. No borrowings were made under this credit facility.

13.	Equity
Total equity as of September 30, 2012 increased $235.0 million compared to December 31, 2011. This increase was primarily driven by net income attributable to Biogen Idec Inc. of $1,087.9 million and the increase in additional paid-in capital resulting from our share based compensation arrangements totaling $134.0 million offset by repurchases of our common stock totaling $963.2 million.
Share Repurchases
In February 2011, our Board of Directors authorized the repurchase of up to 20.0 million shares of common stock. This authorization does not have an expiration date. During the nine months ended September 30, 2012, approximately 7.7 million shares were repurchased at a cost of $963.2 million. Of those shares, 0.4 million were repurchased and retired during the three months ended September 30, 2012 at a cost of $53.2 million.
Approximately 6.3 million shares of our common stock remain available for repurchase under the 2011 authorization.

We repurchased approximately 5.0 million shares at a cost of approximately $386.6 million under the 2011 authorization during the nine months ended September 30, 2011.
Noncontrolling Interests
The following table reconciles equity attributable to noncontrolling interests:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In millions)	2012	2011	2012	2011
Noncontrolling interests, beginning of period	$2.4	$79.1	$1.5	$52.9
Net income (loss) attributable to noncontrolling interests, net of tax	—	1.9	—	32.3
Currency translation adjustment	—	(0.8)	0.1	4.9
Deconsolidation of noncontrolling interest	—	—	(0.5)	—
Distributions to noncontrolling interests	—	(14.1)	1.3	(24.0)
Acquisition of noncontrolling interests	—	(61.7)	—	(61.7)
Noncontrolling interests, end of period	$2.4	$4.4	$2.4	$4.4

BIOGEN IDEC INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

14.	Earnings per Share

Basic and diluted earnings per share are calculated as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In millions)	2012	2011	2012	2011
Numerator:
Net income attributable to Biogen Idec Inc.	$398.4	$351.8	$1,087.9	$934.2
Adjustment for net income allocable to preferred stock	—	—	—	(0.6)
Net income used in calculating basic and diluted earnings per share	$398.4	$351.8	$1,087.9	$933.6
Denominator:
Weighted average number of common shares outstanding	236.5	242.9	238.3	242.3
Effect of dilutive securities:
Stock options and employee stock purchase plan	0.4	0.7	0.5	1.1
Time-vested restricted stock units	0.9	1.6	1.0	1.5
Market stock units	0.3	0.2	0.3	0.2
Dilutive potential common shares	1.6	2.5	1.8	2.8
Shares used in calculating diluted earnings per share	238.1	245.4	240.1	245.1
Amounts excluded from the calculation of net income per diluted share because their effects were anti-dilutive were insignificant.

15.	Share-based Payments
Share-based Compensation Expense
The following table summarizes share-based compensation expense included within our condensed consolidated statements of income:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In millions)	2012	2011	2012	2011
Research and development	$18.0	$14.2	$55.8	$46.4
Selling, general and administrative	27.7	22.4	81.5	65.2
Restructuring charges	—	—	—	(0.6)
Subtotal	45.7	36.6	137.3	111.0
Capitalized share-based compensation costs	(1.5)	(1.3)	(4.0)	(3.3)
Share-based compensation expense included in total cost and expenses	44.2	35.3	133.3	107.7
Income tax effect	(13.0)	(10.0)	(40.1)	(33.0)
Share-based compensation expense included in net income attributable to Biogen Idec Inc.	$31.2	$25.3	$93.2	$74.7

BIOGEN IDEC INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

The following table summarizes share-based compensation expense associated with each of our share-based compensation programs:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In millions)	2012	2011	2012	2011
Stock options	$0.7	$1.8	$1.6	$4.5
Market stock units	5.6	3.5	17.2	11.2
Time-vested restricted stock units	21.4	22.0	69.5	68.2
Performance-vested restricted stock units settled in shares	—	0.2	0.1	0.9
Cash settled performance shares	16.4	6.2	45.1	21.7
Employee stock purchase plan	1.6	2.9	3.8	4.5
Subtotal	45.7	36.6	137.3	111.0
Capitalized share-based compensation costs	(1.5)	(1.3)	(4.0)	(3.3)
Share-based compensation expense included in total cost and expenses	$44.2	$35.3	$133.3	$107.7

Grants Under Share-based Compensation Plans
The following table summarizes our equity grants to employees, officers and directors under our current stock plans:

	For the Nine Months Ended September 30,
	2012	2011
Market stock units(a)	312,000	393,000
Cash settled performance shares(b)	327,000	490,000
Time-vested restricted stock units(c)	902,000	1,352,000
Performance-vested restricted stock units(d)	—	1,000

(a)
Market stock units (MSUs) granted during the nine months ended September 30, 2012 include approximately 39,000 and 41,000 MSUs issued in 2012 based upon the attainment of performance criteria set for 2011 and 2010, respectively, in relation to shares granted in those years. The remainder of MSUs granted during the nine months ended September 30, 2012 include awards granted in conjunction with our annual awards made in February 2012 and MSUs granted in conjunction with the hiring of employees. These grants reflect the target number of shares eligible to be earned at the time of grant.

MSUs granted during the nine months ended September 30, 2011, include approximately 26,000 MSUs issued in 2011 based upon the attainment of performance criteria set for 2010 in relation to shares granted in 2010. The remainder of MSUs granted during the nine months ended September 30, 2011 include awards granted in conjunction with our annual awards made in February 2011 and MSUs granted in conjunction with the hiring of employees. These grants reflect the target number of shares eligible to be earned at the time of grant.

(b)
Cash settled performance shares (CSPSs) granted during the nine months ended September 30, 2012 include approximately 68,000 CSPSs issued in 2012 based upon the attainment of performance criteria set for 2011 in relation to shares granted in 2011. The remainder of CSPSs granted during the nine months ended September 30, 2012 include awards granted in conjunction with our annual awards made in February 2012 and CSPSs granted in conjunction with the hiring of employees. These grants reflect the target number of shares eligible to be earned at the time of grant.

CSPSs granted during the nine months ended September 30, 2011, include approximately 95,000 CSPSs issued in 2011 based upon the attainment of performance criteria set for 2010 in relation to shares granted in 2010. The remainder of CSPSs granted during the nine months ended September 30, 2011 include awards granted in conjunction with our annual awards made in February 2011 and CSPSs granted in conjunction with the hiring of employees. These grants reflect the target number of shares eligible to be earned at the time of grant.

(c)
Time-vested restricted stock units (RSUs) granted during the nine months ended September 30, 2012 primarily represent RSUs granted in conjunction with our annual awards made in February 2012 and awards made in conjunction with the hiring of new employees.

BIOGEN IDEC INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

RSUs granted during the nine months ended September 30, 2012 also include approximately 24,000 RSUs granted to our Board of Directors.

RSUs granted during the nine months ended September 30, 2011 primarily represent RSUs granted in conjunction with our annual awards made in February 2011 and awards made in conjunction with the hiring of new employees. RSUs granted during the nine months ended September 30, 2011 also include approximately 35,000 RSUs granted to our Board of Directors.

(d)
Performance-vested restricted stock units (PVRSUs) granted during the nine months ended September 30, 2011 represent shares earned for performance criteria set for 2010 in relation to shares granted in 2010. No PVRSUs were granted during the nine months ended September 30, 2012.

No stock options were granted during the nine months ended September 30, 2012 and 2011. In addition, for the nine months ended September 30, 2012, approximately 225,000 shares were issued under our employee stock purchase plan (ESPP) compared to approximately 382,000 shares issued in the prior year comparative period.

16.	Income Taxes

For the three and nine months ended September 30, 2012, our effective tax rate was 24.7% and 23.5%, respectively, compared to 26.4% and 26.0%, respectively, in the prior year comparative period.
Reconciliation between the U.S. federal statutory tax rate and our effective tax rate is summarized as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Statutory rate	35.0%	35.0%	35.0%	35.0%
State taxes	0.8	1.3	0.8	1.4
Taxes on foreign earnings	(7.1)	(3.8)	(7.6)	(5.4)
Credits and net operating loss utilization	(3.4)	(5.1)	(3.7)	(3.8)
Purchased intangible assets	1.3	1.1	1.2	1.3
Permanent items	(2.1)	(1.2)	(2.7)	(1.2)
Contingent consideration	0.7	—	0.5	—
Other	(0.5)	(0.9)	—	(1.3)
Effective tax rate	24.7%	26.4%	23.5%	26.0%
For the three and nine months ended September 30, 2012, the reduction in our income tax rate compared to the same periods in 2011 was primarily a result of a benefit from higher orphan drug credits as a result of the Factor VIII, STX-100 and dexpramipexole and other orphan credit eligible clinical trials, the cessation of certain intercompany royalties owed by a foreign wholly owned subsidiary of ours to a U.S. wholly owned subsidiary on the international sales of one of our products and higher deductions related to our manufacturing operations.
Accounting for Uncertainty in Income Taxes
We and our subsidiaries are routinely examined by various taxing authorities. We file income tax returns in the U.S. federal jurisdiction, various U.S. states, and foreign jurisdictions. With few exceptions including the proposed disallowance we discuss below, we are no longer subject to U.S. federal tax examination for years before 2010 or state, local, or non-U.S. income tax examinations for years before 2004. During the three and nine months ended September 30, 2012, we adjusted our unrecognized tax benefits to reflect new information arising during our on-going federal and state audit examinations including the filing of amended federal income tax returns to claim certain deductions. These amended returns had the effect of increasing our unrecognized tax benefit by approximately $37.0 million.
In October 2011, in conjunction with our examination, the IRS proposed a disallowance of approximately $130 million in deductions for tax years 2007, 2008 and 2009 related to payments for services provided by our wholly owned Danish subsidiary located in Hillerød, Denmark. We believe that these items represent valid deductible business expenses and will vigorously defend our position.

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

17.	Other Consolidated Financial Statement Detail
Other Income (Expense), Net
Components of other income (expense), net, are summarized as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In millions)	2012	2011	2012	2011
Interest income	$5.9	$5.3	$22.6	$13.3
Interest expense	(8.7)	(7.9)	(23.1)	(25.5)
Impairments of investments	(3.5)	(0.8)	(4.8)	(7.6)
Gain (loss) on investments, net	1.3	(0.1)	15.6	15.4
Foreign exchange gains (losses), net	0.1	(4.8)	0.2	(5.8)
Other, net	0.4	0.6	3.1	0.7
Total other income (expense), net	$(4.5)	$(7.7)	$13.5	$(9.5)
Accrued Expenses and Other
Accrued expenses and other consists of the following:

(In millions)	As of September 30, 2012	As of December 31, 2011
Employee compensation and benefits	$198.7	$176.3
Revenue-related rebates	160.2	115.0
Deferred revenue	140.6	69.6
Collaboration expenses	46.6	44.2
Clinical development expenses	52.9	40.8
Royalties and licensing fees	45.3	47.4
Current portion of contingent consideration obligations	21.3	10.8
Other	200.6	173.1
Total accrued expenses and other	$866.2	$677.2

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
For the three and nine months ended September 30, 2012, the collaboration incurred development expense totaling $15.7 million and $58.9 million, respectively, which is reflected as research and development expense within our condensed consolidated statements of income, compared to $21.8 million and $36.5 million, respectively, in the prior year comparative periods. During the first quarter of 2011, we dosed the first patient in a registrational study for dexpramipexole. The achievement of this milestone resulted in a $10.0 million milestone due to Knopp, which was reflected as a charge to noncontrolling interests.
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
For the three and nine months ended September 30, 2012, the collaboration incurred development expense totaling $3.4 million and $8.5 million, respectively, which is reflected as research and development expense within our condensed consolidated statements of income, compared to $1.5 million and $6.3 million, respectively, in the prior year comparative periods. In April 2011, we submitted an Investigational New Drug (IND) application for BIIB37 (human anti-Amyloid B mAb), a beta-amyloid removal therapy. The achievement of this milestone resulted in a $15.0 million milestone due to Neurimmune, which was reflected as a charge to noncontrolling interests in the second quarter of 2011.

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
As of September 30, 2012 and December 31, 2011, the total carrying value of our investments in biotechnology companies that we have determined to be variable interest entities, but do not consolidate as we do not have the power to direct their activities, totaled $9.3 million and $14.6 million, respectively. Our maximum exposure to loss related to these variable interest entities is limited to the carrying value of our investments.
We have provided no financing to these variable interest entities other than previously contractually required amounts.
For additional information related to our investments in variable interest entities, please read Note 19, Investments in Variable Interest Entities to our consolidated financial statements included within our 2011 Form 10-K.

19.	Collaborative and Other Relationships
Samsung Biosimilar Agreement
In February 2012, we finalized an agreement with Samsung BioLogics Co. Ltd. (Samsung Biologics) that established an entity, Samsung Bioepis, to develop, manufacture and market biosimilar pharmaceuticals. Under the terms of the agreement, Samsung Biologics will contribute 280.5 billion South Korean won (approximately $250.0 million) for an 85 percent stake in Samsung Bioepis and we will contribute approximately 49.5 billion South Korean won (approximately $45.0 million) for the remaining 15 percent ownership interest. Our investment will be limited to this contribution as we have no obligation to provide any additional funding; however, we maintain an option to purchase additional stock in Samsung Bioepis in order to increase our ownership percentage up to 49.9 percent. The exercise of this option is within our control.
Samsung Biologics has the power to direct the activities of Samsung Bioepis which will most significantly and directly impact its economic performance. We account for this investment under the equity method of accounting as we maintain the ability to exercise significant influence over Samsung Bioepis through a presence on the entity’s Board of Directors and our contractual relationship. Under the equity method, we record our original investment at cost and subsequently adjust the carrying value of our investments for our share of equity in the entity’s income or losses according to our percentage of ownership. If losses accumulate, we will record our share of losses until our investment has been fully depleted. Once our investment has been fully depleted, we will recognize additional losses only if we provide or are required to provide additional funding. As of September 30, 2012, our cash contributions to Samsung Bioepis totaled 36.0 billion South Korean won (approximately $32.1 million). As of September 30, 2012, the carrying value of our investment in Samsung Bioepis totaled 32.6 billion South Korean won (approximately $29.5 million), which is classified as a component of investments and other assets within our condensed consolidated balance sheets. We are obligated to fund an additional 13.5 billion South Korean won (approximately $12.2 million) of which 7.1 billion South Korean won (approximately $6.4 million) is due within the next year. We recognize our share of the results of operations related to our investment in Samsung Bioepis one quarter in arrears when the results of the entity become available, which will be reflected as equity in earnings (loss) of investee, net of tax within our condensed consolidated statements of income. During the three and nine months ended September 30, 2012, we recognized a loss on our investment of $1.3 million and $1.8 million, respectively.
Simultaneous with formation of Samsung Bioepis, we entered into a license agreement and technical development and manufacturing services agreements with Samsung Bioepis. Under the terms of the license agreement, we granted Samsung Bioepis an exclusive license to use, develop, manufacture, and commercialize products created by Samsung Bioepis using Biogen Idec product-specific technology. In exchange, we will receive royalties on all products developed and commercialized by Samsung Bioepis. Under the terms of the technical development agreement, we will provide Samsung Bioepis technical development services and technology transfer services, which include, but are not limited to, cell culture development, purification process development, formulation development, and analytical development. For the three and nine months ended September 30, 2012, we recognized $4.3 million and $9.9 million, respectively, in revenues in relation to these services, which

BIOGEN IDEC INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

is reflected as a component of other revenues within our condensed consolidated statement of income. Under the terms of our manufacturing agreement we will manufacture certain clinical drug substance, clinical drug product, commercial drug substance and commercial drug product pursuant to contractual terms. No amounts have been earned to date by us under the manufacturing agreement.
Isis Pharmaceuticals, Inc. (Myotonic Dystrophy-1 and Spinal Muscular Atrophy)
In June and January 2012, we entered into separate exclusive, worldwide option and collaboration agreements with Isis Pharmaceuticals, Inc. (Isis) under which both companies will develop and commercialize Isis’ product candidates for the treatment of myotonic dystrophy type 1 (DM1) and the treatment of spinal muscular atrophy (SMA), respectively.

Under the terms of the June agreement for the DM1 candidate, we provided Isis with an upfront payment of $12.0 million and will make potential additional payments, prior to licensing, of up to $59.0 million based on the development of the selected product candidate. Isis will be responsible for global development of any product candidate through the completion of a Phase 2 trial and we will provide advice on the clinical trial design and regulatory strategy. We also have an option to license the product candidate until completion of the Phase 2 trial. If we exercise our option, we will pay Isis up to a $70.0 million license fee and assume global development, regulatory and commercialization responsibilities. Isis could receive up to another $130.0 million in milestone payments upon the achievement of certain regulatory milestones as well as royalties on future sales if we successfully develop the product candidate after option exercise.
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
Under these agreements we recognized $0.3 million and $41.3 million as research and development expenses within our condensed consolidated statement of income for the three and nine months ended September 30, 2012, respectively.
For additional information related to our other significant collaboration arrangements, please read Note 20, Collaborations to our consolidated financial statements included within our 2011 Form 10-K.

20.	Litigation
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
Hoechst — Genentech Arbitration
On October 24, 2008, Hoechst GmbH (Hoechst), affiliate of Sanofi-Aventis Deutschland GmbH (Sanofi), filed with the ICC International Court of Arbitration (Paris) a request for arbitration against Genentech, claiming a breach of a license agreement (the Hoechst License) between one of Hoechst’s predecessors and Genentech that was entered as of January 1, 1991 and terminated by Genentech effective October 27, 2008. The Hoechst License granted Genentech certain rights with respect to later-issued U.S. Patents 5,849,522 (’522 patent) and 6,218,140 (’140 patent) and other potential patents outside the U.S. The Hoechst License provided for potential royalty payments of 0.5% on net sales of certain products defined by the agreement. In that proceeding, Genentech maintains that no royalties are due because it does not infringe any of the relevant patents. Although we are not a party to the arbitration, we expect that any damages that may be awarded to Hoechst (should Hoechst attempt to enforce an arbitral award) may be a cost charged to our collaboration with Genentech.

BIOGEN IDEC INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

 On September 5, 2012, the arbitrator ruled that Genentech is liable to Hoechst for royalties with respect to RITUXAN under the Hoechst License, and he has scheduled a hearing on damages for November 2012. Hoechst has since claimed that it is due damages and interest of approximately EUR181.0 million, plus attorneys' fees and costs to be determined after the hearing. In the second quarter of 2011, we reduced our share of RITUXAN revenues from unconsolidated joint business by approximately $50.0 million to reflect our share of the approximately $125.0 million compensatory damages and interest that Genentech estimated might be awarded to Hoechst. The actual amount of our share of any damages may vary from this estimate depending on the nature or amount of any damages awarded to Hoechst, or if any final decision awarding damages is successfully challenged by Genentech.
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
Bayer, Pfizer, Novartis and EMD Serono have all filed counterclaims in the Consolidated ‘755 Patent Actions seeking declaratory judgments of patent invalidity and noninfringement, and seeking monetary relief in the form of costs and attorneys’ fees, and EMD Serono and Bayer have each filed a counterclaim seeking a declaratory judgment that the ‘755 Patent is unenforceable based on alleged inequitable conduct. Bayer has also amended its complaint to seek such a declaration. No trial date has yet been ordered, but we expect that the trial of the Consolidated ‘755 Patent Actions will take place in 2014.
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
On November 15, 2011, the district court entered a separate and final judgment in favor of GSK on Biogen Idec’s and Genentech’s claims, and in favor of GSK on GSK’s counterclaim for non-infringement, and stayed all further proceedings

BIOGEN IDEC INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

pending the outcome on appeal. Biogen Idec and Genentech filed a notice of appeal in the United States Court of Appeals for the Federal Circuit on December 5, 2011 and the appeal is pending.
Novartis V&D ’688 Patent Litigation
On January 26, 2011, Novartis Vaccines and Diagnostics, Inc. (Novartis V&D) filed suit against us in federal district court in Delaware, alleging that TYSABRI infringes U.S. Patent No. 5,688,688 “Vector for Expression of a Polypeptide in a Mammalian Cell” (’688 Patent), which was granted in November 1997 and expires in November 2014. Novartis V&D seeks a declaration of infringement, a finding of willful infringement, compensatory damages, treble damages, interest, costs and attorneys’ fees. On July 18, 2012, the court granted Novartis V&D leave to add Novartis Pharma AG, the alleged exclusive licensee of the ’688 Patent, as co-plaintiff. We have not formed an opinion that an unfavorable outcome is either “probable” or “remote”, and are unable to estimate the magnitude or range of any potential loss. We believe that we have good and valid defenses to the complaint and will vigorously defend against it. A trial has been set for January 2014.
Italian National Medicines Agency
In the fourth quarter of 2011, Biogen Idec SRL received a notice from the Italian National Medicines Agency (Agenzia Italiana del Farmaco or AIFA) stating that sales of TYSABRI for the period from February 2009 through February 2011 exceeded by EUR30.7 million a reimbursement limit established pursuant to a Price Determination Resolution (Price Resolution) granted by AIFA in February 2007. The Price Resolution set the initial price for the sale of TYSABRI in Italy and limited the amount of government reimbursement “for the first 24 months ” of TYSABRI sales. As the basis for the claim, the AIFA notice referred to a 2001 Decree that provides for an automatic 24-month renewal of the terms of all Price Resolutions that are not renegotiated prior to the expiration of their term.
On November 17, 2011, Biogen Idec SRL responded to AIFA that the reimbursement limit in the Price Resolution by its terms relates only to the first 24 months of TYSABRI sales, which began in February 2007. On December 23, 2011, we filed an appeal in the Regional Administrative Tribunal of Lazio (Il Tribunale Amministrativo Regionale per il Lazio) in Rome against AIFA, seeking a ruling that our interpretation of the Price Resolution is valid and that the position of AIFA is unenforceable. We have not formed an opinion that an unfavorable outcome is either “probable” or “remote”. We believe that we have good and valid grounds for our appeal and will vigorously pursue it.

Average Manufacturer Price Litigation
On September 6, 2011, we and several other pharmaceutical companies were served with a complaint originally filed under seal on October 28, 2008 in the United States District Court for the Eastern District of Pennsylvania by Ronald Streck (the relator) on behalf of himself and the United States, and the states of New Jersey, California, Rhode Island, Michigan, Montana, Wisconsin, Massachusetts, Tennessee, Oklahoma, Texas, Indiana, New Hampshire, North Carolina, Florida, Georgia, New Mexico, Illinois, New York, Virginia, Delaware, Hawaii, Louisiana, Connecticut, and Nevada, (collectively States), and the District of Columbia, alleging violations of the False Claims Act, 31 U.S.C. § 3729 et seq. and state and District of Columbia statutory counterparts. The United States and the States have declined to intervene, and the District of Columbia has not intervened. The complaint was subsequently unsealed and served, and then amended. The amended complaint alleges that Biogen Idec and other defendants underreport Average Manufacturer Price (AMP) information to the Centers for Medicare and Medicaid Services, thereby causing Biogen Idec and other defendants to underpay rebates under the Medicaid Drug Rebate Program. The relator alleges that the underreporting has occurred because Biogen Idec and other defendants improperly consider various payments that they make to drug wholesalers to be discounts under applicable federal law. We and the other defendants filed a motion to dismiss the complaint, which was granted in part and denied in part on July 3, 2012. As to AMP submissions before January 1, 2007, the court dismissed all state and federal claims against us. As to AMP submissions after January 1, 2007, the court denied our motion to dismiss federal law claims. Plaintiff’s remaining state-law claims were dismissed in whole as to claims under New Mexico law and in part as to claims under the laws of Delaware, New Hampshire, Texas, Connecticut, Georgia, Indiana, Montana, New York, Oklahoma, and Rhode Island. No trial date has been set. We have not formed an opinion that an unfavorable outcome under the remaining claims is either “probable” or “remote,” and are unable at this stage of the litigation to form an opinion as to the magnitude or range of any potential loss. We believe that we have good and valid defenses and intend vigorously to defend against the allegations.

BIOGEN IDEC INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

Government Review of Sales and Promotional Practices
We have learned that state and federal governmental authorities are investigating our sales and promotional practices. We are cooperating with the government.
Qui Tam Litigation
In August, 2012, we learned that a relator, on behalf of the United States and certain states, filed a suit under seal on February 17, 2011 against us, Elan Corporation, plc, and Elan Pharmaceuticals, Inc. in the United States District Court for the Western District of Virginia. We have neither seen nor been served with the complaint, but understand that it was filed under the Federal False Claims Act.
Canada Lease Dispute
On April 18, 2008, First Real Properties Limited filed suit against Biogen Idec Canada Inc. (BI Canada) in the Superior Court of Justice in London, Ontario alleging breach of an offer for lease of property signed by BI Canada in 2007 and an unsigned proposed lease for the same property. The plaintiff’s complaint seeks $7.0 million in damages, but the plaintiff submitted an expert report estimating the plaintiff’s damages to be approximately $2.5 million after mitigation. The plaintiff also seeks costs of approximately $0.4 million and interest. The trial has been rescheduled for January 2013. We have not formed an opinion that an unfavorable outcome is either “probable” or “remote.”
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
We operate as one business segment, which is the business of discovering, developing, manufacturing and marketing therapies for the treatment of multiple sclerosis and other autoimmune disorders, neurodegenerative diseases and hemophilia and therefore, our chief operating decision-maker manages the operations of our Company as a single operating segment.

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
In July 2012, the FASB issued ASU No. 2012-02, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment (ASU 2012-02). This newly issued accounting standard allows an entity the option to first assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test for indefinite-lived intangibles other than goodwill. Under that option, an entity would no longer be required to calculate the fair value of an indefinite-lived intangible asset unless the entity determines, based on that qualitative assessment, that it is more likely than not that the fair value of the indefinite-lived intangible asset is less than its carrying amount. This ASU is effective for annual and interim indefinite-lived intangible asset impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on our financial or results of operations.

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
Executive Summary
Introduction
Biogen Idec is a global biotechnology company focused on discovering, developing, manufacturing and marketing therapies for the treatment of multiple sclerosis and other autoimmune disorders, neurodegenerative diseases and hemophilia. We also collaborate on the development and commercialization of RITUXAN and anti-CD20 product candidates for the treatment of non-Hodgkin's lymphoma and other conditions.
In the near term, our current and future revenues are dependent upon continued sales of our three principal products, AVONEX, TYSABRI, and RITUXAN as well as the potential approval of BG-12. In the longer term, our revenue growth will be dependent upon the successful clinical development, regulatory approval and launch of new commercial products, our ability to obtain and maintain patents and other rights related to our marketed products and assets originating from our research and development efforts, and successful execution of external business development opportunities. As part of our on-going research and development efforts, we have devoted significant resources to conducting clinical studies to advance the development of new pharmaceutical products and to explore the utility of our existing products in treating disorders beyond those currently approved in their labels.
Financial Highlights
The following table is a summary of financial results achieved:

	For the Three Months Ended September 30,
(In millions, except per share amounts and percentages)	2012	2011	Change %
Total revenues	$1,385.5	$1,309.9	5.8%
Income from operations	$535.3	$488.5	9.6%
Net income attributable to Biogen Idec Inc.	$398.4	$351.8	13.2%
Diluted earnings per share attributable to Biogen Idec Inc.	$1.67	$1.43	16.7%

As described below under “Results of Operations,” our operating results for the three months ended September 30, 2012 reflect the following:

•	Worldwide AVONEX revenues totaled $736.2 million in the third quarter of 2012, representing an increase of 8.0% over the same period in 2011.

•	Our share of TYSABRI revenues totaled $274.8 million in the third quarter of 2012, representing a decrease of 0.9% over the same period in 2011.

•	Our share of RITUXAN revenues totaled $287.8 million in the third quarter of 2012, representing an increase of 8.0% over the same period in 2011.

•
Total cost and expenses increased 7.4% in the third quarter of 2012, compared to the same period in 2011. This increase was primarily the result of a 12.8% increase in cost of sales, a 0.9% increase in research and development expense, and a 14.6% increase in selling, general and administrative costs over the same period in 2011. These increases reflect an increase in manufacturing costs driven by higher sales, spending associated with the development of our early stage product candidates and preparing for the potential launch of BG-12 in 2013.

•
Income from operations includes $31.7 million of gain on sale of rights. For additional information related to this transaction, please read Note 3, Gain on Sale of Rights to our condensed consolidated financial statements included within this report.

We generated $1,372.0 million of net cash flows from operations for the three months ended September 30, 2012, which were primarily driven by earnings. Cash, cash equivalents and marketable securities totaled approximately $3,347.3 million as of September 30, 2012.
Business Environment
We conduct our business within the biotechnology and pharmaceutical industries, which are highly competitive. Many of our competitors are working to develop or have commercialized products similar to those we market or are developing, including oral and other alternative formulations that may compete with AVONEX, TYSABRI or other products we are developing. In addition, the commercialization of certain of our own pipeline product candidates, such as BG-12, may negatively impact future sales of AVONEX, TYSABRI or both. We may also face increased competitive pressures from the emergence of biosimilars. In the U.S., AVONEX, TYSABRI, and RITUXAN are licensed under the Public Health Service Act (PHSA) as biological products. In March 2010, U.S. healthcare reform legislation amended the PHSA to authorize the U.S. Food and Drug Administration (FDA) to approve biological products, known as biosimilars, that are similar to or interchangeable with previously approved biological products based upon potentially abbreviated data packages.
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
The Affordable Care Act
On June 28, 2012, the United States Supreme Court upheld the constitutionality of the Affordable Care Act’s mandate to purchase health insurance but rejected specific funding provisions that incentivized states to expand their current Medicaid programs. As a result of this ruling, we currently expect implementation of most of the major provisions of the Act to continue. Changes to the Act, or other federal legislature regarding health care access, financing, or delivery and other actions taken by individual states concerning the possible expansion of Medicaid could impact our financial position or results of operations.
Key Pipeline and Product Development
Long-Lasting Recombinant Factor IX
In September 2012, we announced positive top-line results from the global, Phase 3 “B-LONG” study of our long-lasting hemophilia B product candidate, which is known as rFIXFc (recombinant Factor IX-Fc fusion protein).  Hemophilia B is a rare inherited disorder which inhibits blood coagulation.  We plan to submit marketing applications for rFIXFc by the first quarter of 2013.
BG-12
The FDA has accepted our New Drug Application (NDA) for marketing approval of BG-12 in the United States and granted us a standard review timeline. On October 18, 2012, we announced that the FDA extended the initial PDUFA date for its review of our NDA by three months, which is a standard extension period. The extended PDUFA target date is in late March 2013. The FDA has indicated that the extension of the PDUFA date is needed to allow additional time for review of the application. The agency has not asked for additional studies.
The European Medicines Agency (EMA) has validated our Marketing Authorisation Application (MAA) for review of BG-12 in the European Union and we have submitted additional regulatory applications for BG-12 in Australia, Canada and Switzerland.
AVONEX PEN and Dose Titration
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

Other
We expect to have clinical trial data readouts for our late-stage long-lasting Factor VIII program for hemophilia A in the fourth quarter of 2012, dexpramipexole program for amyotrophic lateral sclerosis (ALS) by late 2012 or early 2013, and PEGylated interferon program for relapsing multiple sclerosis in early 2013.

Results of Operations
Revenues
Revenues are summarized as follows:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
(In millions, except percentages)	2012		2011		2012		2011
Product revenues
United States	$560.2	40.4%	$495.9	37.9%	$1,605.6	39.2%	$1,447.0	38.9%
Rest of world	478.9	34.6%	479.9	36.6%	1,485.8	36.3%	1,392.6	37.4%
Total product revenues	1,039.1	75.0%	975.8	74.5%	3,091.4	75.4%	2,839.6	76.3%
Unconsolidated joint business	287.8	20.8%	266.5	20.3%	857.0	20.9%	739.1	19.9%
Other	58.6	4.2%	67.7	5.2%	150.1	3.7%	143.3	3.9%
Total revenues	$1,385.5	100.0%	$1,309.9	100.0%	$4,098.5	100.0%	$3,721.9	100.0%
Product Revenues
Product revenues are summarized as follows:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
(In millions, except percentages)	2012		2011		2012		2011
AVONEX	$736.2	70.8%	$681.7	69.9%	$2,159.9	69.9%	$1,983.4	69.8%
TYSABRI	274.8	26.4%	277.3	28.4%	840.7	27.2%	810.1	28.5%
Other	28.1	2.7%	16.8	1.7%	90.8	2.9%	46.1	1.6%
Total product revenues	$1,039.1	100.0%	$975.8	100.0%	$3,091.4	100.0%	$2,839.6	100.0%
AVONEX
Revenues from AVONEX are summarized as follows:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
(In millions, except percentages)	2012	2011	Change %	2012	2011	Change %
United States	$462.0	$410.7	12.5%	$1,326.8	$1,207.4	9.9%
Rest of world	274.2	271.0	1.2%	833.1	776.0	7.4%
Total AVONEX revenues	$736.2	$681.7	8.0%	$2,159.9	$1,983.4	8.9%
For the three months ended September 30, 2012, compared to the same period in 2011, the increase in U.S. AVONEX revenues was due to price increases and a 1% increase in U.S. AVONEX unit sales volume.
For the nine months ended September 30, 2012, compared to the same period in 2011, the increase in U.S. AVONEX revenues was due to price increases offset by a 3% decrease in U.S. AVONEX unit sales volume.
For the three and nine months ended September 30, 2012, compared to the same periods in 2011, the increase in rest of world AVONEX revenues was due to increased demand primarily in Europe driven by customer penetration attributable to the AVONEX PEN launch and gains recognized in relation to the settlement of certain cash flow hedge instruments under our foreign currency hedging program. These increases were partially offset by the negative impact of foreign currency exchange rates and pricing reductions resulting from austerity measures enacted in some countries. Rest of world AVONEX unit volume primarily in Europe increased 8% and 9%, respectively, for the three and nine months ended September 30, 2012, over the prior year comparative periods. Gains recognized in relation to the settlement of certain cash flow hedge instruments under our foreign currency hedging program totaled $8.6 million and $22.5 million, respectively, for the three and nine months ended September 30, 2012, compared to losses recognized of $8.7 million and $30.9 million, respectively, in the prior year comparative periods.
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
Revenues from TYSABRI are summarized as follows:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
(In millions, except percentages)	2012	2011	Change %	2012	2011	Change %
United States	$98.2	$85.2	15.3%	$278.8	$239.6	16.4%
Rest of world	176.6	192.1	(8.1)%	561.9	570.5	(1.5)%
Total TYSABRI revenues	$274.8	$277.3	(0.9)%	$840.7	$810.1	3.8%
For the three and nine months ended September 30, 2012, compared to the same periods in 2011, the increase in U.S. TYSABRI revenues was due to increased unit sales volume and price increases. U.S. TYSABRI unit sales volume increased approximately 10% for the three and nine months ended September 30, 2012, over the prior year comparative periods. Net sales of TYSABRI from our collaboration partner, Elan, to third-party customers in the U.S. for the three and nine months ended September 30, 2012 totaled $230.4 million and $642.9 million, respectively, compared to $197.2 million and $550.1 million, respectively, in the prior year comparative periods.
For the three and nine months ended September 30, 2012, compared to the same periods in 2011, the decrease in rest of world TYSABRI revenues reflects the deferral of a portion of our revenues recognized on sales of TYSABRI in Italy (as described below), the negative impact of foreign currency exchange rates, net of hedging gains and pricing reductions from austerity measures enacted in some countries, offset by an increase in demand. Increased demand resulted in an increase of approximately 8% and 14%, respectively, in rest of world TYSABRI unit sales volume for the three and nine months ended September 30, 2012. The change in rest of world TYSABRI revenues for the three and nine months ended September 30, 2012, compared to the same periods in 2011, also reflects gains recognized in relation to the settlement of certain cash flow hedge instruments under our foreign currency hedging program. Gains recognized in relation to the settlement of certain cash flow hedge instruments under our foreign currency hedging program totaled $3.4 million and $8.5 million, respectively, for the three and nine months ended September 30, 2012, compared to losses recognized of $2.1 million and $6.7 million, respectively, for the three and nine months ended September 30, 2011.
In the fourth quarter of 2011, Biogen Idec SRL received a notice from the Italian National Medicines Agency (AIFA) stating that sales of TYSABRI for the period from February 2009 through February 2011 exceeded by EUR30.7 million a reimbursement limit established pursuant to a Price Determination Resolution (Price Resolution) granted by AIFA in February 2007. In December 2011, we filed an appeal against AIFA in administrative court seeking a ruling that the reimbursement limit does not apply and that the position of AIFA is unenforceable. As a result of being notified that AIFA believes a reimbursement limit is in effect, we have deferred $46.6 million and $13.8 million of revenue of TYSABRI made in Italy during the first nine months of 2012 and fourth quarter of 2011, respectively. We expect to continue to defer a portion of our revenues on future sales of TYSABRI in Italy until this matter is resolved. For additional information, please read Note 20, Litigation to our condensed consolidated financial statements included within this report.
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
Other Product Revenues
Other product revenues are summarized as follows:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
(In millions, except percentages)	2012	2011	Change %	2012	2011	Change %
FAMPYRA	$12.2	$—	**	$46.9	$—	**
FUMADERM	15.9	13.6	16.9%	43.9	41.2	6.6%
Other	—	3.2	(100.0)%	—	4.9	(100.0)%
Total other product revenues	$28.1	$16.8	67.3%	$90.8	$46.1	97.0%
We have a license from Acorda Therapeutics, Inc. (Acorda) to develop and commercialize FAMPYRA in all markets outside the U.S. In July 2011, the European Commission granted a conditional marketing authorization, renewable annually, for FAMPYRA in the E.U. This marketing authorization was renewed as of July 2012. To meet the conditions of this marketing authorization, we will provide additional data from on-going clinical studies regarding FAMPYRA’s benefits and safety in the long term. FAMPYRA is the first treatment that addresses the unmet medical need of walking improvement in adult patients with MS who have walking disability. We have launched FAMPYRA in Australia, Canada and a number of European countries and expect to launch the product in additional countries throughout the remainder of 2012.
In 2011, the German government implemented new legislation to manage pricing related to new drug products introduced within the German market through a review of each product’s comparative efficacy. We launched FAMPYRA in Germany in August 2011. During the second quarter of 2012, the government agency completed its comparative efficacy assessment of FAMPYRA indicating a range of pricing below our initial launch price, which was unregulated for the first 12 months after launch consistent with German law. We entered into pricing negotiations in the third quarter of 2012. As a result, during the quarter, we began recognizing revenue based on the lowest point of the initially indicated German pricing authority range.
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
Revenues from unconsolidated joint business are summarized as follows:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
(In millions, except percentages)	2012	2011	Change %	2012	2011	Change %
Biogen Idec’s share of co-promotion profits in the U.S.	$258.1	$234.0	10.3%	$774.9	$645.5	20.0%
Reimbursement of selling and development expenses in the U.S.	0.4	0.9	(55.6)%	1.0	5.4	(81.5)%
Revenue on sales of RITUXAN in the rest of world	29.3	31.6	(7.3)%	81.1	88.2	(8.0)%
Total unconsolidated joint business revenues	$287.8	$266.5	8.0%	$857.0	$739.1	16.0%

Biogen Idec’s Share of Co-Promotion Profits in the U.S.
The following table provides a summary of amounts comprising our share of co-promotion profits in the U.S.:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
(In millions, except percentages)	2012	2011	Change %	2012	2011	Change %
Product revenues, net	$786.8	$732.6	7.4%	$2,363.0	$2,203.3	7.2%
Costs and expenses	141.5	147.6	(4.1)%	417.0	577.8	(27.8)%
Co-promotion profits in the U.S.	645.3	585.0	10.3%	1,946.0	1,625.5	19.7%
Biogen Idec’s share of co-promotion profits in the U.S.	$258.1	$234.0	10.3%	$774.9	$645.5	20.0%
For the three and nine months ended September 30, 2012, compared to the same periods in 2011, the increase in U.S. RITUXAN product revenues was primarily due to increased commercial demand and price increases. The increase in demand was driven by numerous factors including an increase in the maintenance setting in non-Hodgkin's lymphoma, as well as continued uptake in rheumatoid arthritis and vasculitis indications. The decrease in collaboration costs and expenses for the three and nine months ended September 30, 2012, compared to the same periods in 2011, was primarily due to a decrease in sales and marketing expenses incurred by the collaboration and a decline in expenditures for the development of RITUXAN for use in other indications. For the nine months ended September 30, 2012 and 2011, we have increased our share of co-promotion profits in the U.S. by increasing net product revenues reported by the collaboration by approximately $10.2 million and $9.3 million, respectively, to reflect our interpretation of a proposed rule within the 2010 healthcare reform legislation related to changes in the exclusion of orphan drugs under Section 340B of the Public Health Services Act. The cumulative amount of these adjustments is $22.2 million since inception in 2011, which is reflected as an amount due from Genentech in our condensed consolidated balance sheets and may be subject to adjustment when a final rule on the provisions of 340B is issued.
For the nine months ended September 30, 2011, collaboration costs and expenses included a charge of $125.0 million recorded by the collaboration, representing an estimate of compensatory damages and interest that would be awarded to Hoechst GmbH (Hoechst), in relation to an intermediate decision by the arbitrator in Genentech's ongoing arbitration with Hoechst. As a result of this charge to the collaboration, our share of RITUXAN revenues from unconsolidated joint business was reduced by approximately $50.0 million in the second quarter of 2011, a portion of which was recorded as a reduction in revenue on sales of RITUXAN in the rest of the world. The actual amount of our share of any damages may vary from our estimate depending on the nature of amount of any damages awarded to Hoechst. For additional information related to this matter, please read Note 20, Litigation to our condensed consolidated financial statements included within this report.
Under our collaboration agreement, our current pre-tax co-promotion profit-sharing formula, which resets annually, provides for a 40% share of pre-tax co-promotion profits if co-promotion operating profits exceed $50.0 million.For the nine months ended September 30, 2012 and 2011, respectively, the 40% threshold was met during the first quarter of each year.
Revenue on Sales of RITUXAN in the Rest of the World
Revenue on sales of RITUXAN in the rest of world consists of our share of pre-tax co-promotion profits in Canada and royalty revenue on sales of RITUXAN outside the U.S. and Canada. For the three months ended September 30, 2012 compared to the same period in 2011, revenue on sales of RITUXAN in the rest of world decreased due to the expirations of royalties on a country-by-country basis. For the nine months ended September 30, 2012 compared to the same period in 2011, revenue on sales of RITUXAN in rest of world decreased due to the expiration of royalties on a country-by-country basis and a portion of the 2011 Hoechst charge, noted above, which was recorded as of June 30, 2011.
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

Other Revenues
Other revenues are summarized as follows:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
(In millions, except percentages)	2012	2011	Change %	2012	2011	Change %
Royalty revenues	$46.6	$51.6	(9.7)%	$112.5	$105.8	6.3%
Corporate partner revenues	12.0	16.1	(25.5)%	37.6	37.5	0.3%
Total other revenues	$58.6	$67.7	(13.4)%	$150.1	$143.3	4.7%
Royalty Revenues
We receive royalties from net sales on products related to patents that we licensed. Our most significant source of royalty revenue is derived from net worldwide sales of ANGIOMAX, which is licensed to The Medicines Company (TMC). Royalty revenues from the net worldwide sales of ANGIOMAX are recognized in an amount equal to the level of net sales achieved during a calendar year multiplied by the royalty rate in effect for that tier under our agreement with TMC. The royalty rate increases based upon which tier of total net sales are earned in any calendar year. The increased royalty rate is applied retroactively to the first dollar of net sales achieved during the year. This formula has the effect of disproportionately increasing the amount of royalty revenue to be recognized during the quarter in which the higher royalty tier has been achieved. For the three months ended September 30, 2012, compared to the same period in 2011, the decrease in royalty revenues reflects the achievement of a higher royalty tier in the third quarter of 2011, which was again achieved in 2012 but during the second quarter, offset by additional royalties recognized on an increase in the net worldwide sales of ANGIOMAX. The increase in royalty revenues for the nine months ended September 30, 2012, compared to the same period in 2011, reflects an increase in the net worldwide sales of ANGIOMAX.
Corporate Partner Revenues
For the three months ended September 30, 2012, compared to the same period in 2011, the decrease in corporate partner revenues was primarily due to lower contract manufacturing revenues partially offset by an increase in biosimilar revenue related to our agreement with Samsung Bioepis. For the nine months ended September 30, 2012, compared to the same period in 2011, the increase in revenue from our contract manufacturing and biosimilar arrangements was offset by a one-time cash payment of approximately $11.0 million received in exchange for entering into an asset transfer agreement in March 2011 related to two research and development programs that were discontinued in connection with our November 2010 restructuring initiative.
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

Reserves for discounts, contractual adjustments and returns that reduced gross product revenues are summarized as follows:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
(In millions, except percentages)	2012	2011	Change %	2012	2011	Change %
Discounts	$28.6	$24.5	16.7%	$84.2	$71.7	17.4%
Contractual adjustments	133.8	91.7	45.9%	348.1	258.0	34.9%
Returns	5.1	3.6	41.7%	17.0	10.3	65.0%
Total allowances	$167.5	$119.8	39.8%	$449.3	$340.0	32.1%
Gross product revenues	$1,206.7	$1,095.6	10.1%	$3,540.7	$3,179.6	11.4%
Percent of gross product revenues	13.9%	10.9%		12.7%	10.7%
Discount reserves include trade term discounts and wholesaler incentives. For the three and nine months ended September 30, 2012 compared to the same periods in 2011, the increase in discounts was primarily driven by increases in trade term and volume discounts and wholesaler incentives as a result of price increases.
Contractual adjustment reserves relate to Medicaid and managed care rebates, VA, PHS discounts and other government rebates or applicable allowances. For the three and nine months ended September 30, 2012, compared to the same periods in 2011, the increase in contractual adjustments was due to higher reserves for managed care and Medicaid and VA programs principally associated with higher rebates resulting from price increases and increased unit sales volumes in the U.S., as well as an increase due to sales of FAMPYRA and governmental rebates and allowances in certain of the international markets in which we operate.
Product return reserves are established for returns made by wholesalers. In accordance with contractual terms, wholesalers are permitted to return product for reasons such as damaged or expired product. The majority of wholesaler returns are due to product expiration. Reserves for product returns are recorded in the period the related revenue is recognized, resulting in a reduction to product sales. For the three months ended September 30, 2012 compared to the same period in 2011, return reserves increased primarily due to price increases. For the nine months ended September 30, 2012 compared to the same period in 2011, return reserves increased primarily due to returns associated with a voluntary withdrawal of a limited amount of AVONEX product in the first quarter of 2012 that demonstrated a trend in oxidation that may have led to expiry earlier than stated on its label as well as price increases.
Cost and Expenses
A summary of total cost and expenses is as follows:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
(In millions, except percentages)	2012	2011	Change %	2012	2011	Change %
Cost of sales, excluding amortization of acquired intangible assets	$139.4	$123.5	12.8%	$411.7	$327.1	25.8%
Research and development	304.2	301.4	0.9%	989.7	880.7	12.4%
Selling, general and administrative	299.6	261.4	14.6%	901.5	772.2	16.7%
Collaboration profit sharing	75.5	81.5	(7.3)%	240.0	244.3	(1.8)%
Amortization of acquired intangible assets	53.0	49.3	7.4%	151.3	157.7	(4.1)%
Fair value adjustment of contingent consideration	9.5	2.5	**	23.6	5.9	**
Restructuring charge	0.8	1.8	(55.5)%	2.2	18.4	(87.9)%
Total cost and expenses	$882.0	$821.4	7.4%	$2,719.9	$2,406.3	13.0%

Cost of Sales, Excluding Amortization of Acquired Intangible Assets (Cost of Sales)

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
(In millions, except percentages)	2012	2011	Change %	2012	2011	Change %
Cost of sales	$139.4	$123.5	12.8%	$411.7	$327.1	25.8%
For the three and nine months ended September 30, 2012, compared to the same periods in 2011, the increase in cost of sales was driven primarily by higher unit sales volumes, an increase in manufacturing costs related to the AVONEX PEN and JCV antibody assay costs.
Amounts written down related to excess, obsolete, unmarketable, or other inventory totaled $9.4 million and $20.0 million, respectively, for the three and nine months ended September 30, 2012, as compared to $9.6 million and $16.9 million, respectively, in the prior year comparative periods.

Research and Development

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
(In millions, except percentages)	2012	2011	Change %	2012	2011	Change %
Marketed products	$35.8	$27.0	32.6%	$98.5	$81.8	20.4%
Late stage programs	100.6	119.0	(15.5)%	346.0	317.3	9.0%
Early stage programs	22.8	17.6	29.5%	65.2	53.7	21.4%
Research and discovery	24.7	23.9	3.3%	73.3	71.3	2.8%
Other research and development costs	120.2	113.4	6.0%	363.6	349.3	4.1%
Milestone and upfront payments	0.1	0.5	(80.0)%	43.1	7.3	**
Total research and development	$304.2	$301.4	0.9%	$989.7	$880.7	12.4%
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
For the three months ended September 30, 2012, compared to the same period in 2011, the increase in research and development expense includes costs related to reorganizing a group in our research and development function, costs incurred in connection with our early stage programs and additional investments in our marketed products related to life-cycle management such as new applications. The decrease in the costs of our late stage program expense is primarily driven by the completion and readout of our Phase 3 study of Factor IX and our Phase 3 study of BG-12, and by our Factor VIII and dexpramipexole programs approaching completion with near term clinical trial data readouts.
For the nine months ended September 30, 2012, compared to the same period in 2011, the increase in research and development expense includes costs related to reorganizing a group in our research and development function, costs incurred in connection with our late and early stage programs, additional investments in our marked products, and an increase in upfront and milestone payments. The increase in spending associated with our late stage product candidates was driven by increased clinical trial activity associated with our Factor VIII, Factor IX, dexpramipexole, and daclizumab product candidates as well as costs incurred in support of commercial preparatory capabilities related to Factor VIII, Factor IX, and dexpramipexole. Research and development expense related to our early stage programs increased over the prior year comparative period primarily due to costs incurred in the advancement of our Anti-TWEAK program in lupus nephritis and the advancement of our BIIB037 program for Alzheimer’s disease as well as an increase in spending incurred in connection with our recent collaboration and license agreement with Portola Pharmaceuticals, Inc. for the development of the Syk inhibitor molecule and development of STX-100 for the treatment of IPF following our recent acquisition of Stromedix, Inc. In addition, research and development expense for the first nine months of 2012 includes the $29.0 million and $12.0 million upfront payments made to

Isis Pharmaceuticals, Inc. (Isis) in January and June 2012 upon entering into two separate agreements for the development of Isis’ antisense investigational drug ISIS-SMNRx for the treatment of spinal muscular atrophy (SMA) and product candidates related to the treatment of mytonic dystrophy (DM1), respectively.
We expect future research and development spend will be driven by strong patient enrollment trends in several of our late-stage clinical trials, the most costly stage of testing. We also intend to continue committing significant resources to targeted research and development opportunities where there is a significant unmet need and where the drug candidate has the potential to be highly differentiated. Specifically, we intend to continue to invest in bringing forward our MS pipeline and in pursuing additional therapies for autoimmune disorders, neurodegenerative diseases and hemophilia as well as make investments to enhance our early-stage pipeline.
Selling, General and Administrative

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
(In millions, except percentages)	2012	2011	Change %	2012	2011	Change %
Selling, general and administrative	$299.6	$261.4	14.6%	$901.5	$772.2	16.7%
For the three and nine months ended September 30, 2012, compared to the same periods in 2011, the increase in selling, general and administrative expense was primarily driven by costs associated with developing commercial capabilities in preparation for the potential product launch of BG-12, an increase in costs associated with the development of our sales force and promotional spending in support of FAMPYRA, an increase in sales and marketing activities in support of AVONEX and TYSABRI, and an increase in grant and sponsorship activity. The successful commercialization of FAMPYRA and potential new products require significant pre-launch investments.
We remain focused on preparing for multiple potential product launches in the coming years. As discussed above, we continue to invest in the development of commercial capabilities in support of our BG-12 program with the expectation of a U.S. launch in the first half of 2013. We also have begun to make investments in the development of commercial capabilities for our hemophilia franchise and we continue to plan additional launches of FAMPYRA in various rest of world countries.
Collaboration Profit Sharing

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
(In millions, except percentages)	2012	2011	Change %	2012	2011	Change %
Collaboration profit sharing	$75.5	$81.5	(7.3)%	$240.0	$244.3	(1.8)%
Collaboration profit sharing includes the portion of rest of world net operating profits to be shared with Elan under the terms of our collaboration agreement for the development, manufacture and commercialization of TYSABRI. The amount shared also includes the reimbursement for our portion of third-party royalties paid by Elan on behalf of the collaboration relating to rest of world sales. For the three months ended September 30, 2012, compared to the same period in 2011, collaboration profit sharing expense was lower because a portion of our revenues recognized on sales of TYSABRI in Italy were deferred, as discussed above under the heading Product Revenues - TYSABRI, thus rest of world net operating profits were lower. For the nine months ended September 30, 2012, compared to the same period in 2011, collaboration profit sharing costs were slightly lower as the amount of revenue deferred in Italy was offset by unit volume revenue growth. For the three and nine months ended September 30, 2012, our collaboration profit sharing expense included $11.9 million and $39.7 million, respectively, related to the reimbursement of third-party royalty payments made by Elan as compared to $14.3 million and $42.5 million, respectively, in the prior year comparative periods. For additional information about this collaboration, please read Note 20, Collaborations to our consolidated financial statements included within our 2011 Form 10-K.

Amortization of Acquired Intangible Assets

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
(In millions, except percentages)	2012	2011	Change %	2012	2011	Change %
Amortization of acquired intangible assets	$53.0	$49.3	7.4%	$151.3	$157.7	(4.1)%
For the three and nine months ended September 30, 2012, compared to the same periods in 2011, the change in amortization of acquired intangible assets is primarily driven by the amount of amortization recorded in relation to our AVONEX core technology asset.
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
Our most recent long range planning cycle was completed in the third quarter of 2012, which reflected a small decrease in the expected lifetime revenue of AVONEX. Based upon this analysis, we expect amortization recorded in relation to our core intangible asset for the current and three subsequent quarters will be comparable to those amounts recorded during the prior four quarters.
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
Fair Value Adjustment of Contingent Consideration

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
(In millions, except percentages)	2012	2011	Change %	2012	2011	Change %
Fair value adjustment of contingent consideration	$9.5	$2.5	**	$23.6	$5.9	**
We revalue the contingent consideration obligations for transactions completed after January 1, 2009 each reporting period. Changes in the fair value of our contingent consideration obligations are recognized as a fair value adjustment of contingent consideration within our condensed consolidated statements of income. The increase in the fair value of this obligation is related to the higher number of transactions with contingent consideration arrangements as of September 30, 2012, compared to the same period in 2011. In addition, the increase in the fair value was primarily due to changes in the discount rate, a key component which is based on current interest rates, and the expected timing of payments.
Restructuring Charge

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
(In millions, except percentages)	2012	2011	Change %	2012	2011	Change %
Restructuring charge	$0.8	$1.8	(55.5)%	$2.2	$18.4	(87.9)%
As of September 30, 2012, substantially all related restructuring charges from our 2010 initiative have been incurred and paid. We no longer have a restructuring liability associated with these initiatives.

Gain on Sale of Rights

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
(In millions, except percentages)	2012	2011	Change %	2012	2011	Change %
Gain on sale of rights	$31.7	$—	**	$31.7	$—	**
During the third quarter of 2012, we sold our royalty and other rights related to sales of BENLYSTA to a DRI Capital managed fund (DRI). We were entitled to these rights pursuant to a license agreement with Human Genome Sciences, Inc. and GlaxoSmithKline plc. For additional information related to this transaction, please read Note 3, Gain on Sale of Rights to our condensed consolidated financial statements included within this report.

Other Income (Expense), Net

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
(In millions, except percentages)	2012	2011	Change %	2012	2011	Change %
Other income (expense), net	$(4.5)	$(7.7)	(41.1)%	$13.5	$(9.5)	**

Interest Income
For the three and nine months ended September 30, 2012, compared to the same periods in 2011, interest income increased $0.6 million and $9.3 million, respectively. For the nine month comparative period, interest income increased primarily due to the second quarter of 2012 acceleration of interest imputed on originally discounted accounts receivables, which were collected in Spain in advance of original estimates.
Interest Expense
Interest expense remained relatively unchanged for the three and nine months ended September 30, 2012, compared to the same periods in 2011.
For the three and nine months ended September 30, 2012, we capitalized interest costs related to construction in progress totaling approximately $6.6 million and $23.4 million, respectively, which reduced our interest expense by the same amount. We capitalized $8.4 million and $24.3 million, respectively, in the prior year comparative periods. Capitalized interest costs are primarily related to the construction of our large-scale biologics manufacturing facility in Hillerød, Denmark. This facility was placed into service in the third quarter of 2012, at which time we ceased capitalizing a majority of the interest expense previously being capitalized and began recording depreciation on the various assets.
Impairment on Investments
For the three and nine months ended September 30, 2012, we recognized $3.5 million and $4.8 million, respectively, as impairment charges of our publicly-held strategic investments, investments in venture capital funds accounted for under the cost method and investments in privately-held companies.
For the three and nine months ended September 30, 2011, we recognized $0.8 million and $7.6 million, respectively, as impairment charges of our investments in privately-held companies and our investments in venture capital funds accounted for under the cost method. No impairments were recognized in relation to our publicly-held strategic investments.
Gain on Investments, net
For the three and nine months ended September 30, 2012, we realized net gains of $1.3 million and $15.6 million, respectively, as compared to a net loss $0.1 million and a net gain of $15.4 million, respectively, on strategic investments in the prior year comparative periods. Net gains realized during the nine months ended September 30, 2012 included a gain of $9.0 million recognized upon our acquisition of Stromedix in March 2012, which was based on the value derived from the purchase price of our equity interest held in Stromedix prior to the acquisition. Included within net gains realized during the nine months ended September 30, 2011 is a gain of $13.8 million on the sale of stock from our strategic investments portfolio that was deemed to be no longer strategic.

Income Tax Provision

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
(In millions, except percentages)	2012	2011	Change %	2012	2011	Change %
Effective tax rate on pre-tax income	24.7%	26.4%	(6.4)%	23.5%	26.0%	(9.6)%
Income tax expense	$131.0	$127.1	3.1%	$334.2	$339.6	(1.6)%
Our effective tax rate fluctuates from year to year due to the global nature of our operations. The factors that most significantly impact our effective tax rate include variability in the allocation of our taxable earnings between multiple jurisdictions, changes in tax laws, the amount and characterization of our research and development expenses, acquisitions, and licensing transactions.
For the three and nine months ended September 30, 2012, the reduction in our income tax rate compared to the same periods in 2011 was primarily a result of a benefit from higher orphan drug credits as a result of the Factor VIII, STX-100 and dexpramipexole and other orphan credit eligible clinical trials, the cessation of certain intercompany royalties owed by a foreign wholly owned subsidiary of ours to a U.S. wholly owned subsidiary on the international sales of one of our products and higher deductions related to our manufacturing operations.
For a detailed income tax rate reconciliation for the three and nine months ended September 30, 2012 and 2011, please read Note 16, Income Taxes to our condensed consolidated financial statements included within this report.
Equity in Loss of Investee, Net of Tax

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
(In millions, except percentages)	2012	2011	Change %	2012	2011	Change %
Equity in loss of investee, net of tax	$1.3	$—	**	$1.8	$—	**
In February 2012, we entered into an agreement with Samsung BioLogics Co. Ltd. that established an entity, Samsung Bioepis, to develop, manufacture and market biosimilar pharmaceuticals. We account for this investment under the equity method of accounting. Under the equity method, we record our original investment at cost and subsequently adjust the carrying value of our investments for our share of equity in the entity’s income or losses according to our percentage of ownership. We recognize our share of the results of operations related to our investment in Samsung Bioepis one quarter in arrears.
Noncontrolling Interests

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
(In millions, except percentages)	2012	2011	Change %	2012	2011	Change %
Net income attributable to noncontrolling interests, net of tax	$—	$1.8	(100.0)%	$—	$32.3	(100.0)%
For the three and nine months ended September 30, 2012, compared to the same periods in 2011, the change in net income attributable to noncontrolling interests, net of tax, reflects a reduction in earnings from our foreign joint venture investments due to our purchase of the noncontrolling interest in these ventures in September 2011 and, therefore, we no longer allocate 50% of the earnings of these affiliates to net income (loss) attributable to noncontrolling interests. Amounts recognized during the nine months ended September 30, 2011 also reflect the attribution of a $10.0 million milestone payment to Knopp upon dosing the first patient in a registrational study for dexpramipexole as well as the attribution of a $15.0 million milestone payment to Neurimmune upon our submission of an IND application for BIIB037 (human anti-Amyloid B mAb).

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
Our net income may also fluctuate due to the impact of our foreign currency hedging program, which is designed to mitigate, over time, a portion of the impact resulting from volatility in exchange rate changes on revenues. We use foreign currency forward contracts to manage foreign currency risk with the majority of our forward contracts used to hedge certain forecasted revenue transactions denominated in foreign currencies in the next 15 months. For a more detailed disclosure of our hedges outstanding, please read Note 10, Derivative Instruments to our condensed consolidated financial statements included within this report. Our ability to mitigate the impact of exchange rate changes on revenues and net income diminishes as significant exchange rate fluctuations are sustained over extended periods of time. Other foreign currency gains or losses arising from our operations are recognized in the period in which we incur those gains or losses.
Pricing Pressure
Global economic conditions continue to present challenges for our industry. The global economic downturn and the deterioration of credit and economic conditions continue to impact our results of operations, particularly in countries where government-sponsored healthcare systems are the primary payers for healthcare. Global economic conditions may be further impacted by additional negative economic developments in countries such as Greece, Italy, Portugal and Spain, whose sovereign debt credit ratings have been downgraded. As a result, many countries worldwide, particularly those within the European Union, are reducing their public expenditures in an effort to achieve cost savings.
Governments in a number of international markets in which we operate, including Germany, France, Italy, the United Kingdom, Portugal and Spain have announced or implemented measures aimed at reducing healthcare costs to constrain the overall level of government expenditures. The implementation of measures varies by country and include, among other things, mandatory rebates and discounts, price reductions and suspensions on pricing increases on pharmaceuticals. Certain implemented measures negatively impacted our revenues in 2011 and have continued to do so during the three and nine months ended September 30, 2012. We expect to see continued efforts to achieve additional reductions in public expenditures and consequently expect that our revenues and results of operations will be further negatively impacted if these, similar or more extensive measures are, or continue to be, implemented in these and other countries in which we operate. Based upon our most recent estimates, we continue to expect that such measures will reduce our revenues in 2012 by approximately $40.0 to $60.0 million of which nearly $25.0 to $30.0 million has been realized as of September 30, 2012.
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
Within the European Union, our accounts receivable in Italy and Portugal continue to be subject to significant payment delays due to government funding and reimbursement practices. Deteriorating credit and economic conditions have generally led to an increase in the average length of time that it takes to collect our accounts receivable in these countries. During the third quarter of 2012, as part of a new program to resolve outstanding amounts long overdue, the Portuguese government paid us approximately $21.2 million, contributing to a decrease in our accounts receivable in Portugal. Similarly, in June 2012, the Spanish government paid us approximately $112.0 million, contributing to a significant decrease in our accounts receivables in Spain. Our net accounts receivable balances from product sales in Greece, Italy, Portugal and Spain totaled $211.1 million and $239.0 million as of September 30, 2012 and December 31, 2011, respectively, of which $21.0 million and $126.5 million were classified as non-current and included within investments and other assets within our condensed consolidated balance sheets as of those dates. Approximately $3.9 million and $56.0 million of the aggregated balances for these four countries were overdue more than one year as of September 30, 2012 and December 31, 2011, respectively.
To date our balance sheet exposure to Greece has been limited as we maintain no investment holdings backed by the Greek government and our only receivables in this market are due from our distributor, which totaled approximately $2.4 million and $4.0 million as of September 30, 2012 and December 31, 2011, respectively. These receivables remain current and in compliance with their contractual due dates. However, due to the current uncertainty, we recognize sales in Greece on a cash collection basis.
We believe that our allowance for doubtful accounts was adequate as of September 30, 2012 and December 31, 2011, respectively; however, if significant changes occur in the availability of government funding or the reimbursement practices of these or other governments, we may not be able to collect on amounts due to us from customers in such countries and our results of operations could be adversely affected.
Financial Condition and Liquidity
Our financial condition is summarized as follows:

(In millions, except percentages)	As of September 30, 2012	As of December 31, 2011	Change %
Financial assets:
Cash and cash equivalents	$451.7	$514.5	(12.2)%
Marketable securities — current	1,154.1	1,176.1	(1.9)%
Marketable securities — non-current	1,741.5	1,416.7	22.9%
Total cash, cash equivalents and marketable securities	$3,347.3	$3,107.3	7.7%
Borrowings:
Current portion of notes payable and line of credit	$453.2	$3.3	**
Notes payable, line of credit and other financing arrangements	658.4	1,060.8	(37.9)%
Total borrowings	$1,111.7	$1,064.1	4.5%
Working Capital:
Current assets	$3,055.4	$2,975.4	2.7%
Current liabilities	(1,521.1)	(912.9)	66.6%
Total working capital	$1,534.3	$2,062.5	(25.6)%

For the nine months ended September 30, 2012, certain significant cash flows were as follows:

•	$963.2 million used for share repurchases;

•	$364.6 million in total payments for income taxes;

•	$279.0 million used for net purchases of marketable securities;

•	$185.5 million used for purchases of property, plant and equipment;

•	$133.2 million in cash collections on accounts receivable balances in Spain and Portugal;

•	$72.4 million of net cash paid for the acquisition of Stromedix, Inc.;

•	$58.3 million in proceeds from the issuance of stock for share-based compensation arrangements;

•	$41.0 million in upfront payments made to Isis, recognized as research and development expense, pursuant to our collaboration agreements dated January and June 2012;

•	$32.1 million in contributions made to Samsung Bioepis; and

•	$31.7 million in proceeds from the sale of our royalty and other rights to BENLYSTA.
For the nine months ended September 30, 2011, certain significant cash flows were as follows:

•	$1,114.9 million used for net purchases of marketable securities;

•	$386.6 million used for share repurchases;

•	$299.5 million in proceeds from the issuance of stock for share-based compensation arrangements;

•	$220.8 million in total payments for income taxes;

•	$137.6 million used for purchases of property, plant and equipment;

•	$91.7 million of payments made through September 30, 2011 for the purchase of the non-controlling interest in our joint venture investments in Biogen Dompé SRL and Biogen Dompé Switzerland GmbH;

•	$91.0 million in proceeds received through September 30, 2011 from Dompé Farmaceutici SpA for the purchase of Biogen Dompé SRL's outstanding receivables;

•	$40.2 million in proceeds received from the sale of strategic investments; and

•	$25.0 million milestone payment made to Acorda Therapeutics, Inc. capitalized as an intangible asset.
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
We consider the unrepatriated cumulative earnings of certain of our foreign subsidiaries to be invested indefinitely outside the U.S. Of the total cash, cash equivalents and marketable securities at September 30, 2012, approximately $1.2 billion was generated from operations in foreign jurisdictions and is intended for use in our foreign operations or in connection with business development transactions outside of the U.S. In managing our day-to-day liquidity in the U.S., we do not rely on the unrepatriated earnings as a source of funds and we have not provided for U.S. federal or state income taxes on these undistributed foreign earnings.

For additional information related to certain risks that could negatively impact our financial position or future results of operations, please read the “Risk Factors” and “Quantitative and Qualitative Disclosures About Market Risk” sections of this report.
Share Repurchase Programs
In February 2011, our Board of Directors authorized the repurchase of up to 20.0 million shares of common stock. This authorization does not have an expiration date. During the nine months ended September 30, 2012, approximately 7.7 million shares were repurchased at a cost of $963.2 million. Of those shares, 0.4 million were repurchased and retired during the three months ended September 30, 2012 at a cost of $53.2 million.
Approximately 6.3 million shares of our common stock remain available for repurchase under the 2011 authorization.

We repurchased approximately 5.0 million shares at a cost of approximately $386.6 million under the 2011 authorization during the nine months ended September 30, 2011.
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
The increase in cash, cash equivalents and marketable securities from December 31, 2011 is primarily due to net cash flows provided by operating activities and proceeds from the issuance of stock for share-based compensation arrangements offset by share repurchases, costs associated with a business acquisition and new license agreements, tax payments and purchases of property, plant and equipment.
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
In connection with our 2006 distribution agreement with Fumedica, we issued notes totaling 61.4 million Swiss Francs which were payable to Fumedica in varying amounts from June 2008 through June 2018. Our remaining note payable to Fumedica had a present value of 16.1 million Swiss Francs ($17.2 million) and 18.6 million Swiss Franc ($19.7 million) as of September 30, 2012 and December 31, 2011, respectively.
For a summary of the fair and carrying values of our outstanding borrowings as of September 30, 2012 and December 31, 2011, please read Note 8, Fair Value Measurements to our condensed consolidated financial statements included within this report.
Working Capital
We define working capital as current assets less current liabilities. The decrease in working capital from December 31, 2011 reflects an overall net increase in total current assets of $80.0 million and a net increase in total current liabilities of $608.2 million. The increase in total current liabilities primarily resulted from the inclusion of our 6.0% Senior Notes, which are due March 1, 2013, as a component of total current liabilities. The increase in total current assets was primarily driven by an increase in inventory and accounts receivables offset by a decrease in our total financial assets classified as current.
Cash Flows
The following table summarizes our cash flow activity:

	For the Nine Months Ended September 30,
(In millions, except percentages)	2012	2011	% Change
Net cash flows provided by operating activities	$1,372.0	$1,253.8	9.4%
Net cash flows used in investing activities	$(574.9)	$(1,260.8)	54.4%
Net cash flows used in financing activities	$(862.0)	$(177.1)	**
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
For the nine months ended September 30, 2012, compared to the same period in 2011, the increase in cash provided by operating activities was driven by an increase in net income, primarily resulting from increased product revenue, and higher accrued balances offset by changes in inventory balances.
Investing Activities
For the nine months ended September 30, 2012, compared to the same period in 2011, the increase in net cash flows provided by investing activities is primarily due to a decrease in the net purchases of marketable securities offset by the net cash paid for the acquisition of Stromedix. Net purchases of marketable securities totaled $279.0 million in the first nine months of 2012, compared to $1,114.9 million in the prior year comparative period.
Financing Activities
For the nine months ended September 30, 2012, compared to the same period in 2011, the increase in net cash flows used in financing activities is due primarily to an increase in the amounts of our common stock we repurchased as well as a decrease in proceeds from the issuance of stock for share-based compensation arrangements. During the nine months ended September 30, 2012, we repurchased 7.7 million shares of our common stock for approximately $963.2 million compared to 5.0 million shares of our common stock at a cost of approximately $386.6 million during the first nine months of 2011. In addition, we received $58.3 million in the first nine months of 2012, compared to $299.5 million in the first nine months of 2011, related to stock option exercises and stock issuances under our employee stock purchase plan.
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

Tax Related Obligations
We exclude liabilities pertaining to uncertain tax positions from our summary of contractual obligations as we cannot make a reliable estimate of the period of cash settlement with the respective taxing authorities. As of September 30, 2012, we have approximately $71.6 million of liabilities associated with uncertain tax positions.
Other Funding Commitments
As of September 30, 2012, our cash contributions to Samsung Bioepis totaled 36.0 billion South Korean won (approximately $32.1 million). We are obligated to fund an additional 13.5 billion South Korean won (approximately
$12.2 million), of which 7.1 billion South Korean won (approximately $6.4 million) due within the next year. For additional information related to our relationship with Samsung Bioepis, please read Note 19, Collaborative and Other Relationships to our condensed consolidated financial statements included within this report.
As of September 30, 2012, we have funding commitments of up to approximately $12.7 million as part of our investment in biotechnology oriented venture capital funds.
As of September 30, 2012, we have several on-going clinical studies in various clinical trial stages. Our most significant clinical trial expenditures are to clinical research organizations (CROs). The contracts with CROs are generally cancellable, with notice, at our option. We have recorded accrued expenses of approximately $26.4 million on our condensed consolidated balance sheet for expenditures incurred by CROs as of September 30, 2012. We have approximately $406.6 million in cancellable future commitments based on existing CRO contracts as of September 30, 2012.
Contingent Milestone Payments
Based on our development plans as of September 30, 2012, we have committed to make potential future milestone payments to third parties of up to approximately $1.9 billion as part of our various collaborations, including licensing and development programs. Payments under these agreements generally become due and payable only upon achievement of certain development, regulatory or commercial milestones. Because the achievement of these milestones had not occurred as of September 30, 2012, such contingencies have not been recorded in our financial statements.
We anticipate that we may pay approximately $1.9 million of milestone payments during the remainder of 2012, provided various development, regulatory or commercial milestones are achieved. Amounts related to contingent milestone payments are not considered contractual obligations as they are contingent on the successful achievement of certain development, regulatory approval and commercial milestones. These milestones may not be achieved.
Contingent Consideration
On March 8, 2012, we completed our acquisition of Stromedix, a privately held company located in Cambridge, Massachusetts. The purchase price included contingent consideration in the form of development and approval milestones. We anticipate that we may pay approximately $469.4 million in milestone payments. For additional information related to this transaction, please read Note 2, Acquisitions to our condensed consolidated financial statements included within this report.
We also agreed to make additional payments based upon the achievement of certain milestone events in connection with our purchase of the noncontrolling interests in our joint venture investments in Biogen Dompé SRL and Biogen Dompé Switzerland GmbH and our acquisitions of Biogen Idec International Neuroscience GmbH and Biogen Idec Hemophilia Inc. For additional information related to contingent consideration obligations with respect to these transactions, please read Note 22, Commitments and Contingencies to our consolidated financial statements included within our 2011 Form 10-K.
In 2006, we acquired Fumapharm AG. As part of this acquisition we acquired FUMADERM and BG-12 (together, Fumapharm Products). We paid $220.0 million upon closing of the transaction and will pay an additional $15.0 million if a Fumapharm Product is approved for MS in the U.S. or E.U. We may also make the following additional milestone payments to the former shareholders of Fumapharm AG based on the attainment of certain sales levels of Fumapharm Products, less certain costs as defined in the acquisition agreement:

	Cumulative Sales Level
Prior 12 Month Sales	$500M	$1.0B	$2.0B	$3.0B	Each additional $1.0B up to $20.0B
	Payment Amount (In millions)
< $500 million	$—	$—	$—	$—	$—
$500 million - $1.0 billion	22.0	25.0	50.0	50.0	50.0
$1.0 billion - $1.5 billion	—	50.0	100.0	100.0	100.0
$1.5 billion - $2.0 billion	—	—	150.0	150.0	150.0
$2.0 billion - $2.5 billion	—	—	200.0	200.0	200.0
$2.5 billion - $3.0 billion	—	—	—	250.0	250.0
> $3.0 billion	—	—	—	—	300.0
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
Financing Arrangement
In July 2011, we executed leases for two office buildings to be built in Cambridge, Massachusetts with a planned occupancy during the second half of 2013. Construction of these facilities began in late 2011. In accordance with accounting guidance applicable to entities involved with the construction of an asset that will be leased when the construction is completed, we are considered the owner, for accounting purposes, of these properties during the construction period. Accordingly, we will record an asset along with a corresponding financing obligation on our condensed consolidated balance sheet for the amount of total project costs incurred related to the construction in progress for these buildings through completion of the construction period. Upon completion of the buildings, we will assess and determine if the assets and corresponding liabilities should be derecognized. As of September 30, 2012 and December 31, 2011, cost incurred by the developer in relation to the construction of these buildings totaled approximately $56.6 million and $2.2 million, respectively.
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
Our market risks, and the ways we manage them, are summarized in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our 2011 Form 10-K. There have been no material changes in the first nine months of 2012 to our market risks or to our management of such risks.

Item 4.	Controls and Procedures
Disclosure Controls and Procedures and Internal Control over Financial Reporting
Controls and Procedures
We have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of September 30, 2012. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that (a) the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (b) such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II — OTHER INFORMATION
Item 1.    Legal Proceedings
Please refer to Note 20, Litigation to our condensed consolidated financial statements included within this report, which is incorporated into this item by reference.
Item 1A.    Risk Factors
We are substantially dependent on revenues from our three principal products.
Our current and future revenues depend upon continued sales of our three principal products, AVONEX, TYSABRI and RITUXAN, which represented substantially all of our total revenues during the first three quarters of 2012. Although we have developed and continue to develop additional products for commercial introduction, we may be substantially dependent on sales from these three products for many years. Any negative developments relating to any of these products, such as safety or efficacy issues, the introduction or greater acceptance of competing products, including biosimilars, or adverse regulatory or legislative developments, may reduce our revenues and adversely affect our results of operations. We and our competitors are introducing additional multiple sclerosis products in an increasingly crowded market and if they have a similar or more attractive profile in terms of efficacy, convenience or safety, future sales of AVONEX, TYSABRI or both could be adversely affected.
TYSABRI's sales growth is important to our success.
We expect that our revenue growth over the next several years will be dependent in part upon sales of TYSABRI. If we are not successful in growing sales of TYSABRI, our future business plans, revenue growth and results of operations may be adversely affected.
TYSABRI's sales growth cannot be certain given the significant restrictions on use and the significant safety warnings in the label, including the risk of developing progressive multifocal leukoencephalopathy (PML), a serious brain infection. The risk of developing PML increases with prior immunosuppressant use, which may cause patients who have previously received immunosuppressants or their physicians to refrain from using or prescribing TYSABRI. The risk of developing PML also increases with longer treatment duration, which may cause prescribing physicians or patients to suspend treatment with TYSABRI. The risk of developing PML also increases with exposure to JC virus, which may be indicated by the presence of anti-JCV antibodies. Patients testing positive for anti-JCV antibodies or their physicians may refrain from using or prescribing TYSABRI. Increased incidences of PML could limit sales growth, prompt regulatory review, require significant changes to the label or result in market withdrawal. Additional regulatory restrictions on the use of TYSABRI or safety-related label changes, including enhanced risk management programs, whether as a result of additional cases of PML, changes to the criteria for confirming PML diagnosis or otherwise, may significantly reduce expected revenues and require significant expense and management time to address the associated legal and regulatory issues.
As we continue to research and develop protocols and therapies intended to reduce risk and improve outcomes of PML in patients, regulatory authorities may not agree with our perspective on such protocols and therapies. Our efforts at stratifying patients into groups with lower or higher risk for developing PML may not result in corresponding changes to the TYSABRI label. Furthermore, our risk stratification efforts may have an adverse impact on prescribing behavior and reduce sales of TYSABRI. The potential utility of the JC virus antibody assay as a risk stratification tool may be diminished as a result of both the assay's false negative rate as well as the possibility that a patient who initially tests negative for the JC virus antibody may acquire the JC virus after testing. An increase in the recommended frequency of retesting with the assay or the assay's sensitivity may exacerbate these risks or otherwise adversely impact prescribing behavior. In addition, new data may challenge the assumptions or estimates underlying our risk stratification tools, including estimates of the prevalence of JC virus in the general population.
Our long-term success depends upon the successful development and commercialization of other product candidates.
Our long-term viability and growth will depend upon the successful development and commercialization of new products from our research and development activities, including products licensed from third parties. We have several late-stage clinical programs that will have near-term data readouts and one that is in registration. These programs will impact our prospects for additional revenue growth and will require significant pre-launch investments that may not be recovered if the applicable product candidate does not receive marketing approval.
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
Conducting clinical trials is a complex, time-consuming and expensive process. Our ability to complete our clinical trials in a timely fashion depends in large part on a number of key factors including protocol design, regulatory and institutional review board approval, the rate of patient enrollment in clinical trials, and compliance with extensive current Good Clinical Practices. We have opened clinical sites and are enrolling patients in a number of new countries where our experience is more limited, and we are in most cases using the services of third party clinical trial providers. If we fail to adequately manage the design, execution and regulatory aspects of our large, complex and diverse clinical trials, our studies and ultimately our regulatory approvals may be delayed or we may fail to gain approval for our product candidates.
Our ability to successfully commercialize a product candidate that receives marketing approval depends on a number of factors, including the medical community's acceptance of the product, the effectiveness of our sales force and marketing efforts, the size of the patient population and our ability to identify new patients, pricing and the extent of reimbursement from third party payors, the ability to obtain and maintain data or market exclusivity for our products in the relevant indication(s), the availability or introduction of competing treatments that are deemed more effective, safer, more convenient, or less expensive, manufacturing the product in a timely and cost-effective manner, and compliance with complex regulatory requirements.
We have filed regulatory submissions for BG-12, our investigational oral compound for the treatment of relapsing MS, based on positive results from two pivotal trials. In addition to the risks described above and throughout these “Risk Factors,” other factors that may prevent us from successfully commercializing BG-12 include:

•
regulatory authorities may not approve or may delay the approval of our regulatory submissions for BG-12, may require additional information that delays approval, may impose monitoring or educational obligations in connection with approval, or may grant more restricted marketing approval than anticipated;

•	unexpected safety risks or other concerns may arise from additional data or analysis;

•	there is intense competition in the increasingly crowded MS market, including the possibility of future competition from generic versions of BG-12 or related prodrug derivatives;

•	we rely on third parties to manufacture BG-12 and these third parties may not supply BG-12 in a timely and cost-effective manner or in compliance with applicable regulations; and

•	our sales and marketing efforts may not result in product revenues that meet the investment community's high expectations for BG-12.
We anticipate filing regulatory submissions for our long-lasting blood clotting factor candidates for the treatment of hemophilia.  In addition to the risks described above and throughout these “Risk Factors,” other factors that may prevent us from successfully commercializing these products include:

•
regulatory authorities may not approve or may delay the approval of our regulatory submissions for our long-lasting clotting factor candidates, may require additional information that delays approval, may impose monitoring or educational obligations in connection with approval, or may grant more restricted marketing approval than anticipated;

•	unexpected safety risks or other concerns may arise from additional data or analysis;

•	the hemophilia treatment market is highly competitive, with current treatments marketed by companies that have substantially greater financial resources and marketing expertise;

•	we do not have marketing experience within the hemophilia treatment market or well-established relationships with the associated medical and scientific community; and

•
several companies are working to develop additional treatments for hemophilia and may introduce longer-lasting or more efficacious, safer, cheaper or more convenient treatments than our long-lasting blood clotting factor candidates.

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
Sales of our products are dependent, in large part, on the availability and extent of reimbursement from government health administration authorities, private health insurers and other organizations. Changes in government regulations or private third-party payors' reimbursement policies may reduce reimbursement for our products and adversely affect our future results. In addition, when a new medical product is approved, the availability of government and private reimbursement for that product is uncertain, as is the amount for which that product will be reimbursed. We cannot predict the availability or amount of reimbursement for our product candidates.
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
The European market represents a major part of our business - approximately 40% of our 2011 product revenues were derived from Europe and most of our marketing efforts outside the U.S. are focused on Europe. Thus, the deterioration of the credit and economic conditions in certain European countries may have a significant adverse impact on our results of operations. Our accounts receivable in certain European countries are subject to significant payment delays due to government funding and reimbursement practices. European governments have announced or implemented austerity measures to constrain the overall level of government expenditures, including reforming health care coverage and reducing health care costs. These measures continue to exert pressure on product pricing and may encourage higher levels of third party cross border trade.
These adverse market and economic conditions could reduce our product sales and revenues, result in additional allowances or significant bad debts, or cause us to recognize revenue in certain countries on a cash basis.
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

•
Under our collaboration agreement with Genentech, the successful development and commercialization of GA101 and certain other anti-CD20 products will decrease our percentage of the collaboration's co-promotion profits.

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

•
Any failure on the part of our collaborators to comply with applicable laws and regulatory requirements in the sale, marketing and maintenance of the market authorization of our products or to fulfill any responsibilities they may have to protect and enforce any intellectual property rights underlying our products could have an adverse effect on our revenues as well as involve us in possible legal proceedings.

•
Collaborations often require the parties to cooperate, and failure to do so effectively could have an adverse impact on product sales by our collaborators, and could adversely affect the clinical development or regulatory approvals of products under joint control.

In addition, we rely on third parties for several other aspects of our business. As a sponsor of clinical trials of our products, we rely on third party contract research organizations to carry out most of our clinical trial related activities and accurately report their results. These activities include initiating and monitoring the conduct of studies at clinical trial sites and identifying any noncompliance with the study protocol or current Good Clinical Practices. The failure of a contract research organization to conduct these activities with proper vigilance and competence and in accordance with current Good Clinical Practices can result in regulatory authorities rejecting our clinical trial data or, in some circumstances, the imposition of civil or criminal sanctions against us.

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

•
We rely on our manufacturing facility in Research Triangle Park, North Carolina for the production of TYSABRI. Our global bulk supply of TYSABRI depends on the uninterrupted and efficient operation of this facility, which could be adversely affected by equipment failures, labor shortages, natural disasters, power failures and numerous other factors. If we are unable to meet demand for TYSABRI for any reason, we would need to rely on a limited number of qualified third party contract manufacturers.

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

•	changes in the FDA and foreign regulatory approval processes that may delay or prevent the approval of new products and result in lost market opportunity; and

•
changes in FDA and foreign regulations that may require additional safety monitoring, labeling changes, restrictions on product distribution or use, or other measures after the introduction of our products to market, which could increase our costs of doing business, adversely affect the future permitted uses of approved products, or otherwise adversely affect the market for our products.

Examples of previously enacted and possible future changes in laws that could adversely affect our business include the enactment in the U.S. of health care reform, potential regulations easing the entry of competing biosimilars in the marketplace, new legislation or implementation of existing statutory provisions on importation of lower-cost competing drugs from other jurisdictions, and enhanced penalties for and investigations into non-compliance with U.S. fraud and abuse laws.
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
We have filed numerous patent applications in the U.S. and various other countries seeking protection of the processes, products and other inventions originating from our research and development. Patents have been issued on many of these applications. We have also obtained rights to various patents and patent applications under licenses with third parties, which provide for the payment of royalties by us. The ultimate degree of patent protection that will be afforded to drug and biotechnology products and processes, including ours, in the U.S. and in other important markets remains uncertain and is dependent upon the scope of protection decided upon by the patent offices, courts and lawmakers in these countries. Our patents may not afford us substantial protection or commercial benefit. Similarly, our pending patent applications or patent applications licensed from third parties may not ultimately be granted as patents and we may not prevail if patents that have been issued to us are challenged in court. In addition, court decisions or patent office regulations that place additional restrictions on patent claim scope or that facilitate patent challenges could also reduce our ability to protect our intellectual property rights. If we cannot prevent others from exploiting our inventions, we will not derive the benefit from them that we currently expect.
Our products may qualify for regulatory data protection, which provides to the holder of a marketing authorization, for a set period of time, the exclusive use of the proprietary pre-clinical and clinical data that it compiled at significant cost and submitted to the applicable regulatory authority to obtain approval of its product. Our products also may qualify for market protection from regulatory authorities, pursuant to which a regulatory authority may not permit, for a set period of time, the approval or commercialization of another product containing the same active ingredient(s) as our product.   After the set period of time, third parties are then permitted to rely upon our data to obtain approval of their abbreviated applications to market generic drugs and biosimilars. Although the World Trade Organization's agreement on trade-related aspects of intellectual property rights (TRIPS) requires signatory countries to provide regulatory data protection to innovative pharmaceutical products, implementation and enforcement varies widely from country to country and we may not experience the extent or duration of data protection that we expect in each of the markets for our products.
Our drugs and biologics are susceptible to competition from generics and biosimilars in many markets.  The legal and regulatory pathways leading to approval of generics and biosimilars vary widely from country to country and are in a state of rapid flux.  Manufacturers of generics and biosimilars may choose to launch or attempt to launch their products before the expiration of patent or regulatory data or market protection and to concurrently challenge the patent and regulatory protections covering our products.  In the U.S., a high proportion of all approved innovative drugs are met with generic challenge as early as four years following approval. Generic versions of drugs and biosimilars are likely to be sold at substantially lower prices than branded products because the generic or biosimilar manufacturer would not have to recoup the research and development and marketing costs associated with the branded product.  Accordingly, the introduction of generic or biosimilar versions of our marketed products likely would significantly reduce both the price that we receive for such marketed products and the volume of products that we sell, which may have an adverse impact on our results of operations.
We also rely upon unpatented proprietary and confidential information and technology in the research, development and manufacture of our products.  We cannot ensure that others will not independently develop substantially equivalent information and technology or otherwise gain access to our trade secrets or disclose such technology, or that we can meaningfully protect such rights. We protect such information principally through confidentiality agreements with our employees, consultants, outside scientific collaborators, scientists whose research we sponsor and other advisers. These agreements may not provide meaningful protection or adequate remedies for our unpatented confidential information in the event of use or disclosure of such information.
Uncertainty over intellectual property in the biotechnology industry has been the source of litigation and other disputes, which is inherently costly and unpredictable.
We are aware that others, including various universities and companies working in the biotechnology field, have filed patent applications and have been granted patents in the U.S. and in other countries claiming subject matter potentially useful to our business. Some of those patents and patent applications claim only specific products or methods of making such products, while others claim more general processes or techniques useful or now used in the biotechnology industry. There is considerable uncertainty within our industry about the validity, scope and enforceability of many issued patents in the U.S. and elsewhere in the world, and, to date, the law and practice remains in substantial flux both in the agencies that grant patents and in the courts. We cannot currently determine the ultimate scope and validity of patents which may be granted to third parties in the future or which patents might be asserted to be infringed by the manufacture, use and sale of our products, services or technologies.
There has been, and we expect that there may continue to be, significant litigation in the industry regarding patents and other intellectual property rights. Litigation, arbitrations, administrative proceedings and other legal actions with private parties and governmental authorities concerning patents and other intellectual property rights may be protracted, expensive and distracting to management. Competitors may sue us as a way of delaying the introduction of our products. Any litigation, including any interference proceedings to determine priority of inventions, oppositions to patents in foreign countries or litigation against our partners, may be costly and time consuming and could harm our business. We expect that litigation may be necessary in some instances to determine the validity and scope of certain of our proprietary rights. Litigation may be necessary in other instances to determine the validity, scope or non-infringement of certain patent rights claimed by third parties to be pertinent to the manufacture, use or sale of our products.  Ultimately, the outcome of such litigation could adversely affect the validity and scope of our patent or other proprietary rights, hinder our ability to manufacture and market our products, or result in the assessment of significant monetary damages against us that may exceed amounts, if any, accrued in our financial statements.
To the extent that valid present or future third party patent or other intellectual property rights cover our products, services or technologies, we or our strategic collaborators may seek licenses or other agreements from the holders of such rights in order to avoid or settle legal claims.  Such licenses may not be available on acceptable terms, which may hinder our ability to manufacture and market our products and services.  Payments under any licenses that we are able to obtain would reduce our profits derived from the covered products and services.
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
If we do not successfully execute our internal and external growth initiatives, our future performance could be adversely affected.
We anticipate growing through both internal development projects as well as external opportunities, which include the acquisition, partnering and in-licensing of products, technologies and companies or the entry into strategic alliances and collaborations. The availability of high quality development opportunities is limited and we are not certain that we will be able to identify candidates that we and our shareholders consider suitable or complete transactions on terms that are acceptable to us and our shareholders. In order to pursue such opportunities, we may require significant additional financing, which may not be available to us on favorable terms, if at all. Even if we are able to successfully identify and complete acquisitions, we may not be able to integrate them or take full advantage of them and therefore may not realize the benefits that we expect. If we do not successfully execute our internal and external growth initiatives, we may not be able to grow our business significantly and we may incur asset impairment or restructuring charges.
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
We maintain a significant portfolio of marketable securities. Changes in the value of this portfolio could adversely affect our earnings. In particular, the value of our investments may decline due to increases in interest rates, downgrades of the bonds and other securities included in our portfolio, instability in the global financial markets that reduces the liquidity of securities included in our portfolio, declines in the value of collateral underlying the mortgage and asset-backed securities included in our portfolio, and other factors. Each of these events may cause us to record charges to reduce the carrying value of our investment portfolio or sell investments for less than our acquisition cost. Although we attempt to mitigate these risks by investing in high quality securities and continuously monitoring our portfolio's overall risk profile, the value of our investments may nevertheless decline.
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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table summarizes our common stock repurchase activity during the third quarter of 2012:

Period	Total Number of Shares Purchased (#)	Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Programs (#)	Maximum Number of Shares That May Yet Be Purchased Under Our Programs (#)
July 2012	373,479	142.51	373,479	6,326,521
August 2012	—	—	—	6,326,521
September 2012	—	—	—	6,326,521
Total	373,479	142.51

On February 11, 2011, we announced that our Board of Directors authorized the repurchase of up to 20.0 million shares of common stock. This authorization does not have an expiration date. As of September 30, 2012, approximately 13.7 million shares of our common stock at a cost of $1.461.1 million have been repurchased under this authorization. During the nine months ended September 30, 2012, approximately 7.7 million shares were repurchased at a cost of $963.2 million. Of those shares, 0.4 million were repurchased and retired during the three months ended September 30, 2012 at a cost of $53.2 million.
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
October 25, 2012

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

101++
The following materials from Biogen Idec Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

+    Filed herewith
++    Furnished herewith