Form 10-K
period 2012-12-31
BIOGEN IDEC INC.
filed 2013-02-05
CIK 875045

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐        No ☑
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) computed by reference to the price at which the common stock was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $34,138,379,832.
As of January 31, 2013, the registrant had 236,312,191 shares of common stock, $0.0005 par value, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement for our 2013 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

BIOGEN IDEC INC.
ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2012

NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements that are based on our current beliefs and expectations. These forward-looking statements may be accompanied by such words as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “potential,” “project,” “target,” “will” and other words and terms of similar meaning. Reference is made in particular to forward-looking statements regarding:

•
the anticipated amount, timing and accounting of revenues, contingency payments, milestone, royalty and other payments under licensing, collaboration or acquisition agreements, tax positions and contingencies, doubtful accounts, cost of sales, research and development costs, compensation and other expenses, amortization of intangible assets, and foreign currency forward contracts;

•	the anticipated regulatory actions relating to and the commercial launch of TECFIDERA (BG-12);

•	our plans to develop further risk stratification protocols for TYSABRI and the impact of such protocols;

•	anticipated regulatory filings for, regulatory actions relating to, and commercial launch of our long-lasting blood clotting factor candidates;

•	additional planned launches and future development costs of FAMPYRA;

•	the timing, outcome and impact of proceedings related to: patents and other intellectual property rights; tax audits, assessments and settlements; product liability and other legal proceedings;

•	loss to be incurred in connection with Genentech's ongoing arbitration with Hoechst;

•	the deferral of TYSABRI revenue in Italy;

•	the expected lifetime revenue of AVONEX and amortization recorded in relation to its core technology;

•	the costs, timing and therapeutic scope of the development and commercialization of our pipeline products;

•	our arrangement with Knopp Neurosciences related to dexpramipexole;

•	the timing and impact of U.S. healthcare reform, including the annual fee on prescription drug manufacturers, and other measures worldwide designed to reduce healthcare costs;

•	the impact of the deterioration of the credit and economic conditions in certain countries in Europe and our collection of accounts receivable in such countries;

•	patent terms, patent term extensions, patent office actions and market exclusivity rights;

•	fair value estimates in connection with our acquisitions of Stromedix and other entities;

•	lease commitments and purchase obligations;

•	our ability to finance our operations and business initiatives and obtain funding for such activities;

•	the impact of new laws and accounting standards;

•	the availability of our unrepatriated foreign earnings and dividend activity;

•	repayment of outstanding debt;

•	the timing and expected financial impact of relocating our corporate headquarters from our facility in Weston, Massachusetts to Cambridge, Massachusetts;

•	manufacturing capacity;

•	the licensure of and plans for our manufacturing facility in Hillerød, Denmark; and

•	the drivers for growing our business, including our plans to pursue business development and research opportunities, and competitive conditions.
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

NOTE REGARDING TRADEMARKS
AVONEX®, AVONEX PEN® and RITUXAN® are registered trademarks of Biogen Idec. FUMADERMTM and TECFIDERATM are trademarks of Biogen Idec. TYSABRI® and TOUCH® are registered trademarks of Elan Pharmaceuticals, Inc. The following are trademarks of the respective companies listed: ACTEMRA® — Chugai Seiyaku Kabushiki Kaisha; AUBAGIO® — Sanofi Societe Anonyme France; ANGIOMAX® and ANGIOX® — The Medicines Company; ARZERRA® — Glaxo Group Limited; BENLYSTA® — Human Genome Sciences, Inc.; BETASERON® and BETAFERON® — Bayer Schering Pharma AG; CAMPATH® and LEMTRADA® — Genzyme Corporation; CIMZIA® — UCB Pharma, S.A.; COPAXONE® — Teva Pharmaceutical Industries Limited; ENBREL® — Immunex Corporation; EXTAVIA® and GILENYA® — Novartis AG; FAMPYRA® — Acorda Therapeutics, Inc.; HUMIRA® — AbbVie Biotechnology Ltd.; ORENCIA® — Bristol-Myers Squibb Company; REBIF® — Ares Trading S.A.; REMICADE® — Centocor Ortho Biotech Inc.; SIMPONI® — Johnson & Johnson; and TREANDA® — Cephalon, Inc.

PART I

Item 1.	Business
Overview
Biogen Idec is a global biotechnology company focused on discovering, developing, manufacturing and marketing therapies for the treatment of multiple sclerosis (MS) and other autoimmune disorders, neurodegenerative diseases and hemophilia. We also collaborate on the development and commercialization of RITUXAN and anti-CD20 product candidates for the treatment of non-Hodgkin's lymphoma and other conditions. Summary information about our marketed products is set forth in the table below.

			Product Revenues to Biogen Idec (in millions)
Product	Indications	Development or Marketing Collaborator	2012	2011	2010
AVONEX (1)	Multiple sclerosis	None	$2,913.1	$2,686.6	$2,518.4
TYSABRI (2)	Multiple sclerosis Crohn’s disease	Elan Pharma International	$1,135.9	$1,079.5	$900.2
FAMPYRA (3)	Multiple sclerosis (walking ability)	Acorda Therapeutics	$57.4	$13.6	$—
FUMADERM (4)	Psoriasis	None	$59.7	$54.7	$51.2
			Unconsolidated Joint Business Revenues to Biogen Idec (in millions)
Product	Indications	Development or Marketing Collaborator	2012	2011	2010
RITUXAN (5)	Non-Hodgkin’s lymphoma Rheumatoid arthritis Chronic lymphocytic leukemia ANCA-associated vasculitis	Genentech (Roche Group)	$1,137.9	$996.6	$1,077.2

(1)	AVONEX (interferon beta-1a) is indicated for the treatment of patients with relapsing forms of MS to slow the accumulation of physical disability and decrease the frequency of clinical exacerbations.

(2)
TYSABRI (natalizumab) is indicated (1) for the treatment of relapsing forms of MS as a monotherapy to delay the accumulation of physical disability and reduce the frequency of clinical exacerbations and (2) in the U.S. for inducing and maintaining clinical response and remission in adult patients with moderately to severely active Crohn's disease with evidence of inflammation who have had an inadequate response to, or are unable to tolerate, conventional Crohn's disease therapies and TNF inhibitors.

(3)	FAMPYRA (prolonged-release fampridine tablets) is indicated for the improvement of walking ability in adult patients with MS who have walking disability.

(4)	FUMADERM (fumaric acid esters) is only approved in Germany and is indicated for the treatment of adult patients with moderate to severe plaque psoriasis for whom topical therapy is ineffective.

(5)
RITUXAN (rituximab) is indicated for the treatment of (1)(a) relapsed or refractory, low-grade or follicular, CD20-positive, B-cell Non-Hodgkin's lymphoma (NHL) as a single agent, (b) previously untreated follicular, CD20-positive, B-cell NHL in combination with first line chemotherapy and, in patients achieving a complete or partial response to RITUXAN in combination with chemotherapy, as a single-agent maintenance therapy, (c) non-progressing (including stable disease), low-grade, CD20-positive, B-cell NHL, as a single agent, after first-line CVP chemotherapy, and (d) previously untreated diffuse large B-cell, CD20-positive NHL in combination with CHOP or other anthracycline-based chemotherapy regimens, (2) CD20-positive chronic lymphocytic leukemia in combination with fludarabine and cyclophosphamide, (3) moderately- to severely-active rheumatoid arthritis, in combination with methotrexate, in adult patients who have had an inadequate response to one or more TNF antagonist therapies, and (4) Wegener's Granulomatosis and Microscopic Polyangiitis, in combination with glucocorticoids, in adult patients.

Additional financial information about our product revenues, other revenues and geographic areas in which we operate is set forth in our consolidated financial statements, in Note 26, Segment Information to our consolidated financial statements, and in Item 6. Selected Consolidated Financial Data included in this report. A discussion of the risks attendant to our international operations is set forth in the “Risk Factors” section of this report.

We devote significant resources to research and development programs and external business development opportunities, as summarized in the table below:

(In millions)	2012	2011	2010
Research and development	$1,334.9	$1,219.6	$1,248.6
Amortization of acquired intangible assets	$202.2	$208.6	$208.9
Fair value adjustment of contingent consideration	$27.2	$36.1	$—
Acquired in-process research and development	$—	$—	$245.0	*
* $145.0 million attributed to noncontrolling interests, net of tax.
Additional information about our research and development programs and business development activity during 2012 is set forth below under the subsections entitled “Research and Development Programs” and “Business Development.”
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
Marketed Products
AVONEX
AVONEX is one of the most prescribed treatments for relapsing forms of MS worldwide. MS is a progressive neurological disease in which the body loses the ability to transmit messages along nerve cells, leading to a loss of muscle control, paralysis and, in some cases, death. Patients with active relapsing MS experience an uneven pattern of disease progression characterized by periods of stability that are interrupted by flare-ups of the disease after which the patient returns to a new baseline of functioning. AVONEX is a recombinant form of the interferon beta protein produced in the body in response to viral infection.
2012 Developments

•
In February 2012, the U.S. Food and Drug Administration (FDA) approved two separate dosing innovations designed to improve the treatment experience for patients receiving once-a-week AVONEX for relapsing forms of MS: AVONEX PEN and a new dose titration regimen. AVONEX PEN is the first intramuscular autoinjector approved for MS and is designed to enhance the self-injection process for patients receiving AVONEX therapy. A new dose titration regimen, facilitated by the AVOSTARTGRIP titration devices, provides patients with the option to gradually increase the dose of AVONEX at treatment initiation to reduce the incidence and severity of flu-like symptoms that patients may experience with therapy. These AVONEX dosing innovations are commercially available in the E.U., U.S. and other countries.

TYSABRI
TYSABRI has advanced the treatment of MS patients with its established efficacy. TYSABRI is a monoclonal antibody approved in numerous countries as a monotherapy for relapsing MS and is also approved in the U.S. to treat Crohn's disease, an inflammatory disease of the intestines.
 TYSABRI increases the risk of progressive multifocal leukoencephalopathy (PML), an opportunistic infection of the brain by the JC virus that usually leads to death or severe disability. Infection by the JC virus (JCV) is required for the development of PML and patients who are anti-JCV antibody positive have a higher risk of developing PML. Factors that increase the risk of PML are presence of anti-JCV antibodies, prior immunosuppressant use, and longer TYSABRI treatment duration. Patients who have all three risk factors have the highest risk of developing PML. Reports of cases of PML in patients treated with TYSABRI in clinical studies led us to voluntarily suspend the marketing and commercial distribution of TYSABRI in February 2005 until its reintroduction to the market in July 2006. Because of the risk of PML, TYSABRI has a boxed warning and is marketed under risk management or minimization plans approved by regulatory authorities. In the U.S., for example, TYSABRI is marketed under the TOUCH Prescribing Program, a restricted distribution program designed to assess and minimize the risk of PML, minimize death and disability due to PML, and promote informed benefit-risk decisions regarding TYSABRI use.

U.S. and E.U. regulators continue to monitor and assess on an ongoing basis the criteria for confirming PML diagnosis, the number of PML cases, the incidence of PML in TYSABRI patients, the risk factors for PML, and TYSABRI's benefit-risk profile, which could result in modifications to the approved labels or other restrictions on TYSABRI treatment. We continue to research and develop protocols and therapies that may reduce risk and improve outcomes of PML in patients.
We collaborate with Elan Pharma International, Ltd (Elan) on the development and commercialization of TYSABRI. For information about this collaboration, please read Note 21, Collaborative and Other Relationships to our consolidated financial statements included in this report.
2012 - 2013 Developments

•
In January 2013, we and Elan Corporation, plc announced the submission of applications to the FDA and European Medicines Agency (EMA) requesting updates to the TYSABRI product labels. The applications request an expanded indication that would include first-line use for people living with certain relapsing forms of MS who have tested negative for antibodies to the JC virus.

•
In January 2012, the FDA approved the inclusion in the U.S. product label for TYSABRI of anti-JCV antibody status as an additional factor in stratifying patients for developing PML. The FDA also approved the inclusion of a table summarizing the estimated incidence of PML according to the duration of TYSABRI treatment, prior immunosuppressant use and anti-JCV antibody status. In addition, the FDA granted Quest Diagnostics a de novo classification petition for the STRATIFY JCV Antibody ELISA testing service, which allows neurologists to determine their MS patients' anti-JCV antibody status.

RITUXAN
RITUXAN is a widely prescribed monoclonal antibody used to treat non-Hodgkin's lymphoma, rheumatoid arthritis, chronic lymphocytic leukemia and two forms of ANCA-associated vasculitis. Non-Hodgkin's lymphoma and chronic lymphocytic leukemia are cancers that affect lymphocytes, which are a type of white blood cell that help to fight infection. Rheumatoid arthritis is a chronic disease that occurs when the immune system mistakenly attacks the body's joints, resulting in inflammation, pain and joint damage. ANCA-associated vasculitis is a rare autoimmune disease that largely affects the small blood vessels of the kidneys, lungs, sinuses, and a variety of other organs.
We collaborate with Genentech, a wholly-owned member of the Roche Group, on the development and commercialization of RITUXAN. For information about this collaboration, please read Note 21, Collaborative and Other Relationships to our consolidated financial statements included in this report.
FAMPYRA
FAMPYRA is the first treatment that addresses the unmet medical need of walking improvement in adult patients with MS who have walking disability. FAMPYRA is a prolonged-release tablet formulation of the drug fampridine. FAMPYRA is commercially available throughout the European Union and in Canada, Australia, New Zealand, Israel and South Korea, and we anticipate making FAMPYRA commercially available in additional markets in 2013.
We have a license from Acorda Therapeutics, Inc. to develop and commercialize FAMPYRA in all markets outside the U.S. For information about this relationship, please read Note 21, Collaborative and Other Relationships to our consolidated financial statements included in this report.
2012 Developments

•
The European Commission previously granted a conditional marketing authorization for FAMPYRA in the E.U. in July 2011. A conditional marketing authorization is renewable annually and is granted to a medicinal product with a positive benefit-risk assessment that fulfills an unmet medical need when the benefit to public health of immediate availability outweighs the risk inherent in the fact that additional data are still required. This marketing authorization was renewed as of July 2012. To meet the conditions of this marketing authorization, we will provide additional data from on-going clinical studies regarding FAMPYRA's benefits and safety in the long term.

FUMADERM
FUMADERM is approved for the treatment of moderate to severe psoriasis in Germany. Psoriasis is a skin disease in which cells build up on the skin surface and form scales and red patches.

Other Sources of Revenue
Our other sources of revenue consist of royalties we receive from net sales of products related to patents that we licensed (royalty revenues) and revenues from our contract manufacturing, product supply and biosimilar arrangements (corporate partner revenues). Summary information about our other sources of revenue is set forth in the table below:

(In millions)	2012	2011	2010
Royalty revenues	$168.7	$158.5	$137.4
Corporate partner revenues	$43.8	$57.4	$31.7
Our most significant source of royalty revenue is derived from net worldwide sales of ANGIOMAX, which is licensed to The Medicines Company (TMC). TMC markets ANGIOMAX primarily in the U.S. and Europe for use as an anticoagulant in patients undergoing percutaneous coronary intervention. For a description of this royalty arrangement, please read the subsection entitled “Other Revenues - Royalty Revenues” in the “Management's Discussion and Analysis of Financial Condition and Results of Operations” section of this report.
2012 Developments

•
In March 2012, the U.S. Patent and Trademark Office granted the extension of the term of the principal U.S. patent that covers ANGIOMAX to December 15, 2014. Under the terms of our royalty arrangement for ANGIOMAX, TMC is obligated to pay us royalties earned, on a country-by-country basis, until the later of (1) twelve years from the date of the first commercial sale of ANGIOMAX in such country or (2) the date upon which the product is no longer covered by a licensed patent in such country. The annual royalty rate is reduced by a specified percentage in any country where the product is no longer covered by a licensed patent and where sales have been reduced to a certain volume-based market share. TMC began selling ANGIOMAX in the U.S. in January 2001.

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

Therapeutic Area	Product Candidate	Targeted Indications	Status
Neurology	TECFIDERA (BG-12)	MS	Marketing applications submitted and under regulatory review
	Peginterferon beta-1a	MS	Expect to submit marketing applications by mid - 2013
	Daclizumab	MS	Phase 3
	TYSABRI	Secondary-progressive MS	Phase 3
	Anti-LINGO	Optic Neuritis	Phase 2
		MS	Phase 1
	BIIB037	Alzheimer’s disease	Phase 1
	ISIS - SMNRx	Spinal muscular atrophy	Phase 1b/2a
	Neublastin	Neuropathic pain	Phase 1

Hemophilia	Factor IX	Hemophilia B	U.S. BLA submitted and under regulatory review
	Factor VIII	Hemophilia A	Expect to submit U.S. BLA in 1H 2013

Immunology	STX-100	Idiopathic pulmonary fibrosis	Phase 2
	Anti-TWEAK	Lupus nephritis	Phase 2
	Anti-CD40 Ligand	General lupus	Phase 1

Other	GA101	Chronic lymphocytic leukemia	Phase 3
	GA101	Non-Hodgkin’s lymphoma	Phase 3
Late Stage Product Candidates
Additional information about our late stage product candidates is set forth below.
TECFIDERA (BG-12)
In February 2012, we submitted a New Drug Application to the FDA for marketing approval of TECFIDERA, our oral small molecule candidate for the treatment of MS. The regulatory submission was based on TECFIDERA's comprehensive development program, in which TECFIDERA demonstrated significant reductions in MS disease activity coupled with favorable safety and tolerability in the Phase 3 DEFINE and CONFIRM studies. The FDA accepted our application for TECFIDERA and granted us a standard review timeline. In October 2012, we announced that the FDA extended the initial PDUFA date for its review of our application by three months, which is a standard extension period. The extended PDUFA target date is in late March 2013. The FDA has indicated that the extension of the PDUFA date is needed to allow additional time for review of our application. The agency has not asked for additional studies.
In March 2012, we submitted a Marketing Authorisation Application for TECFIDERA to the EMA. The EMA has validated our application for review of TECFIDERA in the E.U. We have submitted additional regulatory applications for TECFIDERA in Australia, Canada and Switzerland.
We acquired TECFIDERA as part of our acquisition of Fumapharm AG in 2006. For more information about this acquisition and associated milestone obligations, please read the subsection entitled “Contractual Obligations and Off-Balance Sheet Arrangements-Contingent Consideration” in the “Management's Discussion and Analysis of Financial Condition and Results of Operations” section of this report.
Peginterferon beta-1a
Peginterferon beta-1a (Peginterferon) is designed to prolong the effects and reduce the dosing frequency of interferon beta-1a. The FDA has granted Peginterferon fast track status, which may result in priority review.
In January 2013, we released the primary efficacy analysis and safety data from our Phase 3 study, ADVANCE. Results support Peginterferon as a potential treatment dosed every two weeks or every four weeks for relapsing-remitting MS. The primary endpoint of ADVANCE, annualized relapse rate at one year, was met for both the two-week and four-week dosing regimens. Results showed that Peginterferon also met the secondary endpoints of risk of 12-week confirmed disability progression, proportion of patients who relapsed and magnetic resonance imaging assessments for both dose regimens. We plan to submit marketing applications for Peginterferon in the U.S. and E.U. by mid - 2013.

Daclizumab
Daclizumab is a monoclonal antibody that is being tested in relapsing MS. In May 2010, we began patient enrollment in a Phase 3 study of daclizumab in relapsing MS, known as DECIDE, evaluating the efficacy and safety of daclizumab compared to interferon beta-1a (AVONEX). The DECIDE study is designed to have a two year endpoint and is expected to involve approximately 1,800 patients.
In August 2011, we announced positive results from SELECT, a global, registrational Phase 2b study designed to evaluate daclizumab in relapsing MS over one year. Results showed that daclizumab, administered subcutaneously once every four weeks, met primary and key secondary study endpoints, compared to placebo.
We collaborate with AbbVie Biotherapuetics, Inc., a subsidiary of AbbVie, Inc. on the development and commercialization of daclizumab. For information about this collaboration, please read Note 21, Collaborative and Other Relationships to our consolidated financial statements included in this report.
TYSABRI (SPMS)
As part of our efforts with Elan to identify additional applications for TYSABRI, in September 2011 we began patient enrollment in a Phase 3b study of TYSABRI in secondary progressive MS, known as ASCEND. The study is designed to have an endpoint of approximately two years and involve approximately 850 patients. Secondary progressive MS is characterized by a steady progression of nerve damage, symptoms and disability.
Long-Lasting Recombinant Factors VIII and IX
In October 2012, we announced positive top-line results from the Phase 3 study, known as A-LONG, investigating our long-lasting recombinant Factor VIII-Fc fusion protein in hemophilia A, a rare inherited disorder which inhibits blood coagulation.  We plan to submit a Biologics License Application to the FDA for our long-lasting Factor VIII product candidate in the first half of 2013.
We submitted a Biologics License Application to the FDA for marketing approval of our long-lasting recombinant Factor IX-Fc fusion protein in hemophilia B, a rare inherited disorder which inhibits blood coagulation, in the fourth quarter of 2012. The regulatory submission was based on the positive top-line results from the Phase 3 study known as B-LONG.
Pediatric data will be required as part of the Marketing Authorization Applications for our long-lasting Factor VIII and IX product candidates that we plan to submit to the EMA, and we have initiated two global pediatric studies of our long-lasting Factor VIII and IX product candidates.
We collaborate with Swedish Orphan Biovitrum AB on the commercialization of long-lasting recombinant Factors VIII and IX. For information about this collaboration, please read Note 21, Collaborative and Other Relationships to our consolidated financial statements included in this report.
GA101
We collaborate with Genentech, Inc., a wholly-owned member of the Roche Group, on the development and commercialization of GA101, a monoclonal antibody. Genentech and Roche are managing the following Phase 3 studies of GA101:

•
GOYA: investigating the efficacy and safety of GA101 in combination with CHOP chemotherapy compared to RITUXAN with CHOP chemotherapy in previously untreated patients with CD20-positive diffuse large B-cell lymphoma.

•
GALLIUM: investigating the efficacy and safety of GA101 in combination with chemotherapy followed by maintenance with GA101 compared to RITUXAN in combination with chemotherapy followed by maintenance with RITUXAN in previously untreated patients with indolent non-Hodgkin's lymphoma.

•	GADOLIN: investigating the efficacy and safety of GA101 plus bendamustine compared with bendamustine alone in patients with RITUXAN-refractory, indolent non-Hodgkin's lymphoma.

•
CLL11: investigating the safety and efficacy of GA101 plus chlorambucil, a chemotherapy, compared to RITUXAN plus chlorambucil or chlorambucil alone in previously untreated chronic lymphocytic leukemia patients with co-morbidities.

In January 2013, the Roche Group announced that stage 1 of the CLL11 study met its primary endpoint with an improvement in progression-free survival (PFS):  GA101 plus chlorambucil significantly reduced the risk of disease worsening or death compared to chlorambucil alone.  The CLL11 study includes two separate stages. Stage 1 evaluated GA101 plus chlorambucil compared to chlorambucil alone and included a pre-planned PFS futility analysis comparing GA101 plus chlorambucil to RITUXAN plus chlorambucil. The goal of the futility analysis was to evaluate the likelihood that the study would meet its pre-specified endpoint criteria during stage 2 analysis:  improved efficacy (PFS) in the direct comparison of GA101 plus chlorambucil versus RITUXAN plus chlorambucil. The independent Data and Safety Monitoring Board assessment concluded that stage 2 of the study should continue until its final analysis.
For information about our collaboration with Genentech, please read Note 21, Collaborative and Other Relationships to our consolidated financial statements included in this report.
Former Registrational Program
At the end of December 2012, we learned that a Phase 3 trial investigating dexpramipexole in people with amyotrophic lateral sclerosis (ALS) did not meet its primary endpoint, a joint rank analysis of function and survival, and no efficacy was seen in the individual components of function or survival. The trial also failed to show efficacy in its key secondary endpoints. Based on these results, we have discontinued development of dexpramipexole in ALS.
Dexpramipexole was being developed pursuant to a license agreement with Knopp Neurosciences, Inc. For more information about this relationship, please read Note 20, Investments in Variable Interest Entities to our consolidated financial statements included in this report.
Business Development
In December 2012, we entered into an arrangement with Eisai, Inc. to lease a portion of their facility in Research Triangle Park, North Carolina (RTP) to manufacture our and Eisai's oral solid dose products and for Eisai to provide us with vial-filling services for biologic therapies and packaging services for oral solid dose products. For additional information about this transaction, please read Note 12, Property, Plant and Equipment to our consolidated financial statements included in this report.
In December, June and January 2012, we entered into three separate exclusive, worldwide option and collaboration agreements with Isis Pharmaceuticals, Inc. (Isis) under which both companies will develop and commercialize antisense therapeutics for up to three gene targets, Isis’ product candidates for the treatment of myotonic dystrophy type 1 (DM1) and the treatment of spinal muscular atrophy (SMA), respectively. For additional information about these transactions, please read Note 21, Collaborative and Other Relationships to our consolidated financial statements included in this report.
In March 2012, we acquired Stromedix, Inc., a privately held biotechnology company involved in the discovery of antibodies designed to treat fibrosis disorders. Stromedix' lead candidate, STX-100, is in a Phase 2 study for idiopathic pulmonary fibrosis, a disease in which lung tissue becomes scarred over time. There is no FDA-approved treatment for idiopathic pulmonary fibrosis at this time. For additional information about this transaction, please read Note 2, Acquisitions to our consolidated financial statements included in this report.
In February 2012, we finalized an agreement with Samsung Biologics that established an entity, Samsung Bioepis, to develop, manufacture and market biosimilar pharmaceuticals. For additional information about this transaction, please read Note 21, Collaborative and Other Relationships to our consolidated financial statements included in this report.
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
Additional information about the patents and other proprietary rights covering our marketed products and several of our late-stage product candidates is set forth below.
AVONEX and Pegylated Beta Interferon
Our U.S. patent No. 7,588,755, granted in September 2009, claims the use of recombinant beta interferon for immunomodulation or treating a viral condition, viral disease, cancers or tumors. This patent, which expires in September 2026, covers, among other things, the treatment of MS with our product AVONEX, as well as the treatment of MS with pegylated beta interferon. A discussion of legal proceedings related to this patent is set forth in Note 22, Litigation to our consolidated financial statements included in this report.
We have non-exclusive rights under certain third-party patents and patent applications to manufacture, use and sell AVONEX, including a patent owned by the Japanese Foundation for Cancer Research, which expires in 2013 in the U.S. Additionally, we and third parties own pending U.S. patent applications related to recombinant interferon-beta protein and nucleic acid. These applications, which fall outside of the GATT amendments to the U.S. patent statute, are not published by the USPTO and, if they mature into granted patents, may be entitled to a term of seventeen years from the grant date. There are two pending interference proceedings in the USPTO involving such third party applications, and additional interferences could be declared in the future. We do not know which, if any, such applications will mature into patents with claims relevant to our AVONEX product or to pegylated beta interferon.
Additional protection for our pegylated beta interferon is provided by patents and patent applications with expiration dates in 2021 in the U.S. and 2019 in the E.U., with the potential for patent term extension.  We also expect our pegylated beta interferon to be granted regulatory exclusivity until 2026 in the U.S. and 2024 in the E.U.
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
FAMPYRA
We have an exclusive license under two European granted patents, several pending European patent applications and numerous corresponding non-U.S. counterpart applications related to FAMPYRA. European patent EP0484186B1 claims pharmaceutical formulations containing aminopyridines including fampridine. This patent expired in November 2011 but is subject to pending and granted supplemental protection (i.e., patent term extension) certificates which, if granted, will extend the patent term to 2016 on a country-by-country basis. European patent EP1732548B1, which claims sustained-release aminopyridine compositions for increasing walking speed in patients with MS, expires in 2025 but is subject to pending and granted supplemental protection certificates which, if granted, will extend the patent term to 2026 on a country-by-country basis. In addition to these patent rights, FAMPYRA is covered by regulatory data protection in Europe until 2021.
TECFIDERA
We have several U.S. patents and patent applications, and a number of corresponding foreign counterparts, related to TECFIDERA. The principal U.S. patents are U.S. 6,509,376, having claims to formulations of dimethyl fumarate (the active ingredient of TECFIDERA) for use in the treatment of autoimmune diseases including MS, and U.S. 7,320,999 having claims to a method of treating MS using dimethyl fumarate. U.S. 6,509,376 and U.S. 7,320,999, expire in 2019 and 2020, respectively, subject to any available patent term extension following product approval. We also own a patent application, recently determined to be allowable by the USPTO, that covers the dosing regimen (240 mg of dimethyl fumarate administered twice a day) stated on our label under current review at the FDA. Once granted, this patent will expire in 2028. The granted European patent, EP 1131065, is directed to formulations of dimethyl fumarate and to uses thereof for treating autoimmune diseases, including MS. EP 1131065 expires in 2019, subject to any potential supplemental patent certificates that may be available. The E.U. counterpart to our recently allowed dosing regimen application is pending at the European Patent Office. Our pending patent applications, if granted, would expire as late as 2033, subject to any potential patent term adjustments or extensions that may be available.
In addition to patent protection, TECFIDERA is entitled to regulatory data protection in both the U.S. and the E.U.  In the U.S., TECFIDERA is entitled to the 5 year data exclusivity given to new chemical entities. In the E.U. there are a number of ways to obtain data exclusivity and the EMA has informed us that TECFIDERA is, in principle, eligible for 8 years data exclusivity plus 2 years market exclusivity through the European centralized filing pathway. In both the US and the EU, the period of data exclusivity runs from the date of approval of the marketing application.
Long-Lasting Recombinant Factors VIII and IX
We have several U.S. patents and patent applications, and a number of corresponding foreign counterparts, related to our long-lasting recombinant Factor VIII and Factor IX product candidates and their use, including U.S. patents nos. U.S. 7,404,956; U.S. 8,329,182; U.S. 7,348,004; and U.S. 7,862,820. These patents will expire in 2024 - 2025, and some may be entitled to additional patent term pursuant to the patent term adjustment or patent term extension provisions of the U.S. patent laws. A related European patent, EP 1624891, expires in 2024 and may be entitled to additional patent term in at least some countries. Additionally, pending patent applications, if granted, would provide additional patent protection through 2033.
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

AVONEX
We continue to focus our marketing and sales activities on maximizing the potential of AVONEX in the U.S. and the rest of world in the face of increased competition. The principal markets for AVONEX are the U.S., Germany, France, Italy and the United Kingdom. In the U.S., Canada, Brazil, Argentina, Australia, Japan and most of the major countries of the E.U., we market and sell AVONEX through our own sales forces and marketing groups and distribute AVONEX principally through wholesale distributors of pharmaceutical products, mail order specialty distributors or shipping service providers. In other countries, we sell AVONEX to distribution partners who are then responsible for most marketing and distribution activities.
TYSABRI
The principal markets for TYSABRI are the U.S., the United Kingdom, France, Germany, Italy and Spain.
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
RITUXAN
The Roche Group and its sub-licensees market and sell RITUXAN worldwide. We collaborate with Genentech, a wholly-owned member of the Roche Group, on the development and commercialization of RITUXAN, but Genentech maintains sole responsibility for the U.S. sales and marketing efforts related to RITUXAN. RITUXAN is generally sold to wholesalers, specialty distributors and directly to hospital pharmacies.
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
We believe that competition and leadership in the industry is based on managerial and technological superiority and establishing patent and other proprietary positions through research and development. The achievement of a leadership position also depends largely upon our ability to identify and exploit commercially the products resulting from research and the availability of adequate financial resources to fund facilities, equipment, personnel, clinical testing, manufacturing and marketing. Another key aspect of remaining competitive within the industry is recruiting and retaining qualified scientists and technicians. We believe that we have been successful in attracting skilled and experienced scientific personnel.
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

We may face increased competitive pressures as a result of the emergence of biosimilars. In the U.S., most of our marketed products, including AVONEX, TYSABRI and RITUXAN, are licensed under the Public Health Service Act (PHSA) as biological products. In March 2010, U.S. healthcare reform legislation amended the PHSA to authorize the FDA to approve biological products, known as biosimilars or follow-on biologics, that are shown to be highly similar to previously approved biological products based upon potentially abbreviated data packages. The approval pathway for biosimilars does, however, grant a biologics manufacturer a 12 year period of exclusivity from the date of approval of its biological product before biosimilar competition can be introduced. Biosimilars legislation has also been in place in the E.U. since 2003. In December 2012, guidelines issued by the EMA for approving biosimilars of marketed monoclonal antibody products became effective. If a biosimilar version of one of our products were approved, it could reduce our sales of that product.
Additional information about the competition that our marketed products face is set forth below.
AVONEX AND TYSABRI
Each of AVONEX and TYSABRI competes with the following products:

•	COPAXONE (glatiramer acetate), which is marketed by Teva Pharmaceutical Industries Ltd. COPAXONE generated worldwide revenues of approximately $3.9 billion in 2011.

•	REBIF (interferon-beta-1a), which is marketed by Merck (and co-promoted with Pfizer Inc. in the U.S.). REBIF generated worldwide revenues of approximately $2.2 billion in 2011.

•	BETASERON/BETAFERON (interferon-beta-1b), which is marketed by the Bayer Group. BETASERON/BETAFERON generated worldwide revenues of approximately $1.4 billion in 2011.

•	EXTAVIA (interferon-beta-1b), which is marketed by Novartis AG. EXTAVIA generated worldwide revenues of approximately $154.0 million in 2011.

•	GILENYA (fingolimod), which is marketed by Novartis AG. GILENYA generated worldwide revenues of approximately $494.0 million in 2011.

•	AUBAGIO (teriflunomide), which is marketed by Sanofi-Aventis. AUBAGIO was approved in the U.S. in September 2012.
Along with us, a number of companies are working to develop additional treatments for MS that may in the future compete with AVONEX, TYSABRI or both. For example, a marketing application for LEMTRADA (alemtuzumab) (developed by Sanofi-Aventis) has been filed as a potential treatment for MS. In addition, the commercialization of certain of our own pipeline product candidates, such as TECFIDERA, may also negatively impact future sales of AVONEX, TYSABRI or both.
FAMPYRA
FAMPYRA is indicated as a treatment to improve walking in adult patients with MS who have walking disability and is the first treatment that addresses this unmet medical need with demonstrated efficacy in people with all types of MS. The product benefits from exclusivity rights that prohibit generic versions from being manufactured. However, the exclusivity rights are set to expire in 2017, which is the earliest predictable date that a generic version may be available. There are no commercially available generic versions of FAMPYRA.
FUMADERM
FUMADERM competes with several different types of therapies in the psoriasis market within Germany, including oral systemics such as methotrexate and cyclosporine.
RITUXAN IN ONCOLOGY
RITUXAN competes with several different types of therapies in the oncology market, including:

•	TREANDA (bendamustine HCL) (marketed by Cephalon), which is indicated for patients with indolent B-cell NHL that has progressed within 6 months of treatment with RITUXAN and for CLL.

•	ARZERRA (ofatumumab) (marketed by GenMab in collaboration with GlaxoSmithKline), which is indicated for refractory CLL patients to both alemtuzumab and fludarabine.
We are also aware of other anti-CD20 molecules in development, including our own product candidate GA101, that, if successfully developed and registered, may compete with RITUXAN in the oncology market.

RITUXAN IN RHEUMATOID ARTHRITIS (RA)
RITUXAN competes with several different types of therapies in the RA market, including:

•	traditional therapies for RA, including disease-modifying anti-rheumatic drugs such as steroids, methotrexate and cyclosporine, and pain relievers such as acetaminophen.

•
TNF inhibitors, such as REMICADE (infliximab) and SIMPONI (golimumab) (marketed by Johnson & Johnson), HUMIRA (adalimumab) (marketed by AbbVie, Inc.), ENBREL (etanercept) (marketed by Amgen, Inc. and Pfizer) and CIMZIA (certolizumab pegol) (marketed by UCB, S.A.).

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
The receipt of regulatory approval often takes a number of years, involves the expenditure of substantial resources and depends on a number of factors, including the severity of the disease in question, the availability of alternative treatments, potential safety signals observed in preclinical or clinical tests, and the risks and benefits of the product as demonstrated in clinical trials. The FDA has substantial discretion in the product approval process, and it is impossible to predict with any certainty whether and when the FDA will grant marketing approval. The agency may on occasion require the sponsor of a BLA or NDA to conduct additional clinical studies or to provide other scientific or technical information about the product, and these additional requirements may lead to unanticipated delay or expense. Furthermore, even if a product is approved, the approval may be subject to limitations based on the FDA's interpretation of the existing pre-clinical or clinical data.
The FDA has developed four distinct approaches intended to make therapeutically important drugs available as rapidly as possible, especially when the drugs are the first available treatment or have advantages over existing treatments: accelerated approval, fast track, breakthrough therapy, and priority review.
The FDA may grant “accelerated approval” status to products that treat serious or life-threatening illnesses and that provide meaningful therapeutic benefits to patients over existing treatments. Under this pathway, the FDA may approve a product based on surrogate endpoints, or clinical endpoints other than survival or irreversible morbidity. When approval is based on surrogate endpoints or clinical endpoints other than survival or morbidity, the sponsor will be required to conduct additional post-approval clinical studies to verify and describe clinical benefit. Under the agency's accelerated approval regulations, if the FDA concludes that a drug that has been shown to be effective can be safely used only if distribution or use is restricted, it may require certain post-marketing restrictions as necessary to assure safe use. In addition, for products approved under accelerated approval, sponsors may be required to submit all copies of their promotional materials, including advertisements, to the FDA at least thirty days prior to initial dissemination. The FDA may withdraw approval under accelerated approval after a hearing if, for instance, post-marketing studies fail to verify any clinical benefit, it becomes clear that restrictions on the distribution of the product are inadequate to ensure its safe use, or if a sponsor fails to comply with the conditions of the accelerated approval.

In addition, the FDA may grant “fast track” status to products that treat serious diseases or conditions and fill an unmet medical need. Fast track is a process designed to expedite the review of such products by providing, among other things, more frequent meetings with the FDA to discuss the product's development plan, more frequent written correspondence from the FDA about trial design, eligibility for accelerated approval, and rolling review, which allows submission of individually completed sections of a NDA or BLA for FDA review before the entire filing is completed. Fast track status does not ensure that a product will be developed more quickly or receive FDA approval.
The FDA may also grant “breakthrough therapy” status to drugs designed to treat, alone or in combination with another drug or drugs, a serious or life-threatening disease or condition and for which preliminary evidence suggests a substantial improvement over existing therapies. Such drugs need not address an unmet need, but are nevertheless eligible for expedited review if they offer the potential for an improvement. Breakthrough therapy status entitles the sponsor to earlier and more frequent meetings with the FDA regarding the development of nonclinical and clinical data and permits the FDA to offer product development or regulatory advice for the purpose of shortening the time to product approval. Breakthrough therapy status does not guarantee that a product will be developed or reviewed more quickly and does not ensure FDA approval.
Finally, the FDA may grant “priority review” status to products that offer major advances in treatment or provide a treatment where no adequate therapy exists. Priority review is intended to reduce the time it takes for the FDA to review a NDA or BLA, with the goal for completing a priority review being six months (compared to ten months under standard review).
Regardless of the approval pathway employed, the FDA may require a sponsor to conduct additional post-marketing studies as a condition of approval to provide data on safety and effectiveness. If a sponsor fails to conduct the required studies, the agency may withdraw its approval. In addition, regardless of the approval pathway, if the FDA concludes that a drug that has been shown to be effective can be safely used only if distribution or use is restricted, it can mandate post-marketing restrictions as necessary to assure safe use. In such a case, the sponsor may be required to establish rigorous systems to assure use of the product under safe conditions. These systems are usually referred to as Risk Evaluation and Mitigation Strategies (REMS). The FDA can impose financial penalties for failing to comply with certain post-marketing commitments, including REMS. In addition, any changes to an approved REMS must be reviewed and approved by the FDA prior to implementation.
The FDA tracks information on side effects and adverse events reported during clinical studies and after marketing approval. Non-compliance with the FDA's safety reporting requirements may result in civil or criminal penalties. Side effects or adverse events that are reported during clinical trials can delay, impede, or prevent marketing approval. Based on new safety information that emerges after approval, the FDA can mandate product labeling changes, impose a new REMS or the addition of elements to an existing REMS, require new post-marketing studies (including additional clinical trials), or suspend or withdraw approval of the product. These requirements may affect our ability to maintain marketing approval of our products or require us to make significant expenditures to obtain or maintain such approvals.
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
In addition, the FDA regulates all advertising and promotion activities and communications for products under its jurisdiction both before and after approval. A company can make only those claims relating to safety and efficacy that are approved by the FDA. However, physicians may prescribe legally available drugs for uses that are not described in the drug's labeling. Such off-label uses are common across medical specialties, and often reflect a physician's belief that the off-label use is the best treatment for patients. The FDA does not regulate the behavior of physicians in their choice of treatments, but the FDA regulations do impose stringent restrictions on manufacturers' communications regarding off-label uses. Failure to comply with applicable FDA requirements may subject a company to adverse publicity, enforcement action by the FDA, corrective advertising, and the full range of civil and criminal penalties available to the FDA.
Product Approval and Post-Approval Regulation Outside the United States
We market our products in numerous jurisdictions outside the U.S. Most of these jurisdictions have product approval and post-approval regulatory processes that are similar in principle to those in the U.S. In Europe, where most of our ex-U.S. efforts are focused, there are several tracks for marketing approval, depending on the type of product for which approval is sought. Under the centralized procedure, a company submits a single application to the EMA. The marketing application is similar to the NDA or BLA in the U.S. and is evaluated by the Committee for Medicinal Products for Human Use (CHMP), the expert scientific committee of the EMA. If the CHMP determines that the marketing application fulfills the requirements for quality, safety, and efficacy, it will submit a favorable opinion to the European Commission (EC). The CHMP opinion is not binding, but is typically adopted by the EC. A marketing application approved by the EC is valid in all member states. The centralized procedure is required for all biological products, orphan medicinal products, and new treatments for neurodegenerative disorders, and it is available for certain other products, including those which constitute a significant therapeutic, scientific or technical innovation.
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

Within the U.S.
Medicaid is a joint federal and state program that is administered by the states for low income and disabled beneficiaries. Under the Medicaid Drug Rebate Program, we are required to pay a rebate for each unit of product reimbursed by the state Medicaid programs. The amount of the rebate for each product is set by law as the greater of 23.1% of the average manufacturer price (AMP) or the difference between AMP and the best price available from us to any customer (with limited exceptions). The rebate amount must be adjusted upward if AMP increases more than inflation (measured by the Consumer Price Index - Urban). The adjustment can cause the rebate amount to exceed the minimum 23.1% rebate amount. The rebate amount is calculated each quarter based on our report of current AMP and best price for each of our products to the Centers for Medicare & Medicaid Services. The requirements for calculating AMP and best price are complex. We are required to report any revisions to AMP or best price previously reported within a certain period, which revisions could affect our rebate liability for prior quarters. In addition, if we fail to provide information timely or we are found to have knowingly submitted false information to the government, the statute governing the Medicaid Drug Rebate Program provides for civil monetary penalties.
Medicare is a federal program that is administered by the federal government that covers individuals age 65 and over as well as those with certain disabilities. Medicare Part B generally covers drugs that must be administered by physicians or other health care practitioners; are provided in connection with certain durable medical equipment; or are certain oral anti-cancer drugs and certain oral immunosuppressive drugs. Medicare Part B pays for such drugs under a payment methodology based on the average sales price (ASP) of the drugs. Manufacturers, including us, are required to provide ASP information to the Centers for Medicare & Medicaid Services on a quarterly basis. The manufacturer-submitted information is used to calculate Medicare payment rates. The current payment rate for Medicare Part B drugs is ASP plus 6% outside the hospital outpatient setting and ASP plus 4% for most drugs in the hospital outpatient setting. The payment rates for drugs in the hospital outpatient setting are subject to periodic adjustment. The Centers for Medicare & Medicaid Services also has the statutory authority to adjust payment rates for specific drugs outside the hospital outpatient setting based on a comparison of ASP payment rates to widely available market prices or to AMP, which could decrease Medicare payment rates, but the authority has not yet been implemented. If a manufacturer is found to have made a misrepresentation in the reporting of ASP, the governing statute provides for civil monetary penalties.
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
Our products are subject to discounted pricing when purchased by federal agencies via the Federal Supply Schedule (FSS). FSS participation is required for our products to be covered and reimbursed by the Veterans Administration, Department of Defense, Coast Guard, and Public Health Service (PHS). Coverage under Medicaid, the Medicare Part B program and the PHS pharmaceutical pricing program is also conditioned upon FSS participation. FSS pricing is negotiated periodically with the Department of Veterans Affairs. FSS pricing is intended not to exceed the price that we charge our most-favored non-federal customer for a product. In addition, prices for drugs purchased by the Veterans Administration, Department of Defense (including drugs purchased by military personnel and dependents through the TriCare retail pharmacy program), Coast Guard, and PHS are subject to a cap on pricing equal to 76% of the non-federal average manufacturer price (non-FAMP). An additional discount applies if non-FAMP increases more than inflation (measured by the Consumer Price Index - Urban). In addition, if we fail to provide information timely or we are found to have knowingly submitted false information to the government, the governing statute provides for civil monetary penalties in addition to other penalties available to the government.
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

Outside the U.S.
Outside the U.S., the E.U. represents our major market. Within the E.U., our products are paid for by a variety of payors, with governments being the primary source of payment. Governments may determine or influence reimbursement of products. Governments may also set prices or otherwise regulate pricing. Negotiating prices with governmental authorities can delay commercialization of our products. Governments may use a variety of cost-containment measures to control the cost of products, including price cuts, mandatory rebates, value-based pricing, and reference pricing (i.e., referencing prices in other countries and using those reference prices to set a price). Recent budgetary pressures in many E.U. countries are causing governments to consider or implement various cost-containment measures, such as price freezes, increased price cuts and rebates, and expanded generic substitution and patient cost-sharing. If budget pressures continue, governments may implement additional cost-containment measures. For additional information related to our concentration of credit risk associated with certain international accounts receivable balances, please read the subsection below entitled “Market Risk-Credit Risk” in the “Management's Discussion and Analysis of Financial Condition and Results of Operations” section of this report.
Regulation Pertaining to Sales and Marketing
We are subject to various federal and state laws pertaining to health care “fraud and abuse,” including anti-kickback laws and false claims laws. Anti-kickback laws generally prohibit a prescription drug manufacturer from soliciting, offering, receiving, or paying any remuneration to generate business, including the purchase or prescription of a particular drug. Although the specific provisions of these laws vary, their scope is generally broad and there may be no regulations, guidance or court decisions that clarify how the laws apply to particular industry practices. There is therefore a possibility that our practices might be challenged under the anti-kickback or similar laws. False claims laws prohibit anyone from knowingly and willingly presenting, or causing to be presented for payment to third party payors (including Medicare and Medicaid) claims for reimbursed drugs or services that are false or fraudulent, claims for items or services not provided as claimed, or claims for medically unnecessary items or services. Our activities relating to the sale and marketing of our products may be subject to scrutiny under these laws. Violations of fraud and abuse laws may be punishable by criminal or civil sanctions, including fines and civil monetary penalties, and exclusion from federal health care programs (including Medicare and Medicaid). Federal and state authorities are paying increased attention to enforcement of these laws within the pharmaceutical industry and private individuals have been active in alleging violations of the laws and bringing suits on behalf of the government under the federal civil False Claims Act. If we were subject to allegations concerning, or were convicted of violating, these laws, our business could be harmed.
Laws and regulations have been enacted by the federal government and various states to regulate the sales and marketing practices of pharmaceutical manufacturers. The laws and regulations generally limit financial interactions between manufacturers and health care providers or require disclosure to the government and public of such interactions. The laws include federal “sunshine” provisions enacted in 2010 as part of the comprehensive federal health care reform legislation. The sunshine provisions apply to pharmaceutical manufacturers with products reimbursed under certain government programs and require those manufacturers to disclose annually to the federal government (for re-disclosure to the public) certain payments made to physicians and certain other healthcare practitioners or to teaching hospitals. State laws may also require disclosure of pharmaceutical pricing information and marketing expenditures. Many of these laws and regulations contain ambiguous requirements. Given the lack of clarity in laws and their implementation, our reporting actions could be subject to the penalty provisions of the pertinent federal and state laws and regulations. Outside the U.S., other countries have implemented requirements for disclosure of financial interactions with healthcare providers and additional countries may consider or implement such laws.
Other Regulations
Foreign Anti-Corruption
We are subject to various federal and foreign laws that govern our international business practices with respect to payments to government officials. Those laws include the U.S. Foreign Corrupt Practices Act (FCPA), which prohibits U.S. companies and their representatives from paying, offering to pay, promising, or authorizing the payment of anything of value to any foreign government official, government staff member, political party, or political candidate for the purpose of obtaining or retaining business or to otherwise obtain favorable treatment or influence a person working in an official capacity. In many countries, the health care professionals we regularly interact with may meet the FCPA's definition of a foreign government official. The FCPA also requires public companies to make and keep books and records that accurately and fairly reflect their transactions and to devise and maintain an adequate system of internal accounting controls.
The laws to which we are subject also include the U.K. Bribery Act 2010 (Bribery Act) which proscribes giving and receiving bribes in the public and private sectors, bribing a foreign public official, and failing to have adequate procedures to prevent employees and other agents from giving bribes. U.S. companies that conduct business in the United Kingdom generally will be subject to the Bribery Act. Penalties under the Bribery Act include potentially unlimited fines for companies and criminal sanctions for corporate officers under certain circumstances.

NIH Guidelines
We conduct research at our U.S. facilities in compliance with the current U.S. National Institutes of Health Guidelines for Research Involving Recombinant DNA Molecules (NIH Guidelines). By local ordinance, we are required to, among other things, comply with the NIH Guidelines in relation to our facilities in Cambridge, Massachusetts and RTP and are required to operate pursuant to certain permits.
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
Manufacturing and Raw Materials
We have two “state-of-the-art” licensed biologics manufacturing facilities in RTP and Cambridge, Massachusetts. The RTP site includes a 100,000 square foot manufacturing plant, which contains 6,000 (3 x 2,000) liters of bioreactor capacity, as well as a 250,000 square foot Large-Scale Manufacturing (LSM) plant which contains 90,000 (6 x 15,000) liters of bioreactor capacity. The Cambridge site is a 70,000 square foot facility that contains 10,000 (5 x 2,000) liters of bioreactor capacity. We also have a large-scale biologics manufacturing facility in Hillerød, Denmark which contains 90,000 liters of bioreactor capacity and, based on our current global manufacturing strategy, is expected to begin commercial operations in 2013, upon completion of the facility's validation activities. In December 2012, we entered into an arrangement with Eisai, Inc. to lease a portion of their facility in RTP to manufacture our and Eisai's oral solid dose products and for Eisai to provide us with vial-filling services for biologic therapies and packaging services for oral solid dose products. We also utilize an outsourced network to manufacture our small molecule products.
We currently manufacture AVONEX drug substance at our RTP and Cambridge facilities and TYSABRI drug substance at our RTP facility, and plan to also manufacture TYSABRI drug substance in our Hillerød facility in 2013. Genentech is responsible for all worldwide manufacturing activities for bulk RITUXAN and has sourced the manufacture of certain bulk RITUXAN requirements to a third party. Acorda Therapeutics supplies FAMPYRA to us pursuant to its supply agreement with Alkermes, Inc. We use third parties to manufacture the active pharmaceutical ingredient and the final product for FUMADERM.
We source all of our fill-finish and the majority of final product storage operations for our products, along with a substantial part of our packaging operations, to a concentrated group of third party contractors. We have internal label and pack capability for clinical and commercial products at our Cambridge and Hillerød facilities. Raw materials and supplies required for the production of AVONEX, TYSABRI, FAMPYRA and FUMADERM are procured from various suppliers in quantities adequate to meet our needs. Continuity of supply of raw materials is assured using a strategy of dual sourcing where possible or by a risk-based inventory strategy. Our third party service providers, suppliers and manufacturers may be subject to routine cGMP inspections by the FDA or comparable agencies in other jurisdictions and undergo assessment and certification by our quality management group.
We believe that our manufacturing facilities represent sufficient capacity for our own growing pipeline of products, as well as the products of potential partners. In February 2012, we finalized an agreement with Samsung Biologics that established an entity based in Korea to develop, manufacture and market biosimilars. Samsung will take a leading role in the entity, which has contracted with us for technical development services and biologics manufacturing.
Important factors that could adversely affect our manufacturing operations are discussed in the “Risk Factors” section of this report.
Our Employees
As of December 31, 2012, we had approximately 5,950 employees worldwide.

Our Executive Officers (as of February 5, 2013)
George A. Scangos, Ph.D., 64, is our Chief Executive Officer and has served in this position since July 2010. From 1996 to July 2010, Dr. Scangos served as President and Chief Executive Officer of Exelixis, Inc., a drug discovery and development company, where he continues to serve on the board. From 1993 to 1996, Dr. Scangos served as President of Bayer Biotechnology, where he was responsible for research, business development, process development, manufacturing, engineering and quality assurance of Bayer’s biological products. Before joining Bayer in 1987, Dr. Scangos was a Professor of Biology at Johns Hopkins University for six years. Dr. Scangos served as non-executive Chairman of Anadys Pharmaceuticals, Inc., a biopharmaceutical company, from 2005 to July 2010 and was a director of the company from 2003 to July 2010. Dr. Scangos served as the Chair of the California Healthcare Institute in 2010 and was a member of the Board of the Global Alliance for TB Drug Developments until 2010. He is also a member of the Board of Visitors of the University of California, San Francisco School of Pharmacy, and the National Board of Visitors of the University of California, Davis School of Medicine. He is currently an Adjunct Professor of Biology at Johns Hopkins. Dr. Scangos received his B.A. in Biology from Cornell University and Ph.D. in Microbiology from the University of Massachusetts, and was a Jane Coffin Childs Post-Doctoral Fellow at Yale University.
Susan H. Alexander, 56, is our Executive Vice President, Chief Legal Officer and Corporate Secretary and has served in these positions since January 2006. From 2003 to January 2006, Ms. Alexander served as the Senior Vice President, General Counsel and Corporate Secretary of PAREXEL International Corporation, a biopharmaceutical services company. From 2001 to 2003, Ms. Alexander served as General Counsel of IONA Technologies, a software company. From 1995 to 2001, Ms. Alexander served as Counsel at Cabot Corporation, a specialty chemicals and performance materials company. Prior to that, Ms. Alexander was a partner at the law firms of Hinckley, Allen & Snyder and Fine & Ambrogne.
Paul J. Clancy, 51, is our Executive Vice President, Finance and Chief Financial Officer and has served in these positions since August 2007. Mr. Clancy joined Biogen, Inc. in 2001 and has held several senior executive positions with us, including Vice President of Business Planning, Portfolio Management and U.S. Marketing, and Senior Vice President of Finance with responsibilities for leading the Treasury, Tax, Investor Relations and Business Planning groups. Prior to that, he spent 13 years at PepsiCo, a food and beverage company, serving in a range of financial and general management positions. Mr. Clancy received his B.S. in Finance from Babson College and M.B.A. from Columbia University.
Gregory F. Covino, 47, is our Vice President, Finance and Chief Accounting Officer and has served in this position since April 2012. Prior to that, Mr. Covino served at Boston Scientific Corporation, a medical device company, as Vice President, Corporate Analysis and Control since March 2010, having responsibility for the company's internal audit function, and as Vice President, Finance, International from February 2008 to March 2010, having responsibility for the financial activities of the company's international division. Prior to that, Mr. Covino held several finance positions at Hubbell Incorporated, an electrical products company, including Vice President, Chief Accounting Officer and Controller from 2002 to January 2008, Interim Chief Financial Officer from 2004 to 2005, and Director, Corporate Accounting from 1999 to 2002.
John G. Cox, 50, is our Executive Vice President, Pharmaceutical Operations and Technology and has served in this position since June 2010. Mr. Cox joined Biogen, Inc. in 2003 and has held several senior executive positions with us, including Senior Vice President of Technical Operations, Senior Vice President of Global Manufacturing, and Vice President of Manufacturing and General Manager of Biogen Idec’s operations in RTP. Prior to that, Mr. Cox held a number of senior operational roles at Diosynth, a life sciences manufacturing and services company, where he worked in technology transfer, validation and purification. Prior to that, Mr. Cox focused on the same areas at Wyeth Corporation, a life sciences company, from 1993 to 2000. Mr. Cox received his M.B.A. from the University of Michigan and M.S. in Cell Biology from California State University.
Kenneth Di Pietro, 54, is our Executive Vice President, Human Resources and has served in this position since January 2012. Mr. Di Pietro joined Biogen Idec from Lenovo Group, a technology company, where he served as Senior Vice President, Human Resources from 2005 to June 2011. From 2003 to 2005, he served as Corporate Vice President, Human Resources at Microsoft Corporation, a technology company. From 1999 to 2002, Mr. Di Pietro worked as Vice President, Human Resources at Dell Inc., a technology company. Prior to that, he spent 17 years at PepsiCo, a food and beverage company, serving in a range of human resource and general management positions. Mr. Di Pietro received his B.S. in Industrial and Labor Relations from Cornell University.

Steven H. Holtzman, 58, is our Executive Vice President, Corporate Development and has served in this position since January 2011. Prior to that, Mr. Holtzman was a founder of Infinity Pharmaceuticals, Inc., a drug discovery and development company, where he served as Chair of the Board of Directors from company inception in 2001 to November 2012, Executive Chair of the Board of Directors in 2010 and as Chief Executive Officer from 2001 to December 2009. From 1994 to 2001, Mr. Holtzman was Chief Business Officer at Millennium Pharmaceuticals Inc., a biopharmaceutical company. From 1986 to 1994, he was a founder, member of the Board of Directors and Executive Vice President of DNX Corporation, a biotechnology company. From 1996 to 2001, Mr. Holtzman served as presidential appointee to the national Bioethics Advisory Commission. Mr. Holtzman received his B.A. from Michigan State University and B.Phil. graduate degree from Oxford University which he attended as a Rhodes Scholar.
Tony Kingsley, 49, is our Executive Vice President, Global Commercial Operations and has served in this position since November 2011. From January 2010 to November 2011, Mr. Kingsley served as our Senior Vice President, U.S. Commercial Operations. Prior to that, he served as Senior Vice President and General Manager of the Gynecological Surgical Products business at Hologic, Inc., a provider of diagnostic and surgical products, from October 2007 to November 2009, and as Division President, Diagnostic Products at Cytyc Corp., a provider of diagnostic and medical device products, from July 2006 to October 2007. In those roles, Mr. Kingsley ran commercial, manufacturing and research and development functions. From 1991 to 2006, he was a Partner at McKinsey & Company focusing on the biotechnology, pharmaceutical and medical device industries. Mr. Kingsley received his B.A. in Government from Dartmouth College and M.B.A. from Harvard Graduate School of Business Administration.
Ray Pawlicki, 52, is our Senior Vice President and Chief Information Officer and has served in this position since September 2008.  From 2004 to September 2008, Mr. Pawlicki served as the Chief Information Officer of Novartis Pharmaceuticals, a pharmaceutical company.  From 2000 to 2004, he served as Vice President and Chief Information Officer for the U.S. affiliate of Novartis Pharmaceuticals.  Prior to that, Mr. Pawlicki held several positions of increasing responsibility with PepsiCo, a food and beverage company, and CitiGroup Inc., a financial services company, where he focused on innovative uses of technology to help drive the business. Mr. Pawlicki received his B.S. in Computer Science from Montclair State University.
Douglas E. Williams, Ph.D., 54, is our Executive Vice President, Research and Development and has served in this position since January 2011. Prior to that, Dr. Williams held several senior executive positions at ZymoGenetics Inc., a biopharmaceutical company, including Chief Executive Officer and a director from January 2009 to October 2010, President and Chief Scientific Officer from July 2007 to January 2009, and Executive Vice President, Research and Development and Chief Scientific Officer from 2004 to July 2007. Prior to that, he held leadership positions within the biotechnology industry, including Chief Scientific Officer and Executive Vice President of Research and Development at Seattle Genetics Inc., a biotechnology company, from 2003 to 2004, and Senior Vice President and Washington Site Leader at Amgen Inc., a biotechnology company, in 2002. Dr. Williams also served in a series of scientific and senior leadership positions over a decade at Immunex Corp., a biopharmaceutical company, including Executive Vice President and Chief Technology Officer, Senior Vice President of Discovery Research, Vice President of Research and Development and as a director. Prior to that, Dr. Williams served on the faculty of the Indiana University School of Medicine and the Department of Laboratory Medicine at the Roswell Park Memorial Institute in Buffalo, New York.

Item 1A.	Risk Factors
We are substantially dependent on revenues from our three principal products.
Our current and future revenues depend upon continued sales of our three principal products, AVONEX, TYSABRI and RITUXAN, which represented substantially all of our total revenues during 2012. Although we have developed and continue to develop additional products for commercial introduction, we may be substantially dependent on sales from these three products for many years. Any negative developments relating to any of these products, such as safety or efficacy issues, the introduction or greater acceptance of competing products, including biosimilars, or adverse regulatory or legislative developments, may reduce our revenues and adversely affect our results of operations. We and our competitors are introducing additional multiple sclerosis products in an increasingly crowded market and if they have a similar or more attractive profile in terms of efficacy, convenience or safety, future sales of AVONEX, TYSABRI or both could be adversely affected.
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
As we continue to research and develop protocols and therapies intended to reduce risk and improve outcomes of PML in patients, regulatory authorities may not agree with our perspective on such protocols and therapies. Our efforts at stratifying patients into groups with lower or higher risk for developing PML may not result in corresponding changes to the TYSABRI label. Furthermore, our risk stratification efforts may have an adverse impact on prescribing behavior and reduce sales of TYSABRI. The potential utility of the JC virus antibody assay as a risk stratification tool may be diminished as a result of both the assay's false negative rate as well as the possibility that a patient who initially tests negative for the JC virus antibody may acquire the JC virus after testing. An increase in the recommended frequency of retesting with the assay or in the assay's sensitivity may exacerbate these risks or otherwise adversely impact prescribing behavior. In addition, new data may challenge the assumptions or estimates underlying our risk stratification tools, including estimates of the prevalence of JC virus in the general population.
We may be unable to successfully commercialize new product candidates.
We have filed or are preparing to file applications for marketing approval for multiple product candidates. These late-stage product candidates will impact our prospects for additional revenue growth and will require significant pre-launch investments that may not be recovered if they do not receive marketing approval.
Our ability to successfully commercialize a product candidate that does receive marketing approval depends on a number of factors, including the medical community's acceptance of the product, the effectiveness of our sales force and marketing efforts, the size of the patient population and our ability to identify new patients, pricing and the extent of reimbursement from third party payors, the ability to obtain and maintain data or market exclusivity for our products in the relevant indication(s), the availability or introduction of competing treatments that are deemed more effective, safer, more convenient, or less expensive, manufacturing the product in a timely and cost-effective manner, and compliance with complex regulatory requirements.
We have filed applications for marketing approval for TECFIDERA, our investigational oral compound for the treatment of relapsing MS, based on positive results from two pivotal trials. In addition to the risks described above and throughout these “Risk Factors,” other factors that may prevent us from successfully commercializing TECFIDERA, if approved, include:

•	there is intense competition in the increasingly crowded MS market, including the possibility of future competition from generic versions of TECFIDERA or related prodrug derivatives;

•	we largely rely on third parties to manufacture TECFIDERA and these third parties may not supply TECFIDERA in a timely and cost-effective manner or in compliance with applicable regulations; and

•	our sales and marketing efforts may not result in product revenues that meet the investment community's high expectations for TECFIDERA.
In addition, we have filed or are preparing to file applications for marketing approval for our long-lasting blood clotting factor candidates for the treatment of hemophilia. In addition to the risks described above and throughout these “Risk Factors,” other factors that may prevent us from successfully commercializing our long-lasting blood clotting factor candidates, if approved, include:

•
the hemophilia treatment market is highly competitive, with current treatments marketed by companies that have substantially greater financial resources and marketing expertise, and we may have difficulty penetrating this highly competitive market unless our long-lasting blood clotting factor candidates are regarded as offering substantial benefits over current treatments;

•	we do not have marketing experience within the hemophilia treatment market or well-established relationships with the associated medical and scientific community; and

•
several companies are working to develop additional treatments for hemophilia and may file for or obtain marketing approval of their treatments before we do or may introduce longer-lasting or more efficacious, safer, cheaper or more convenient treatments than our long-lasting blood clotting factor candidates.

Our long-term success depends upon the successful development of other product candidates.
Our long-term viability and growth will depend upon the successful development of new products from our research and development activities, including products licensed from third parties. Product development is very expensive and involves a high degree of risk. Only a small number of research and development programs result in the commercialization of a product. Success in preclinical work or early stage clinical trials does not ensure that later stage or larger scale clinical trials will be successful. Conducting clinical trials is a complex, time-consuming and expensive process. Our ability to complete our clinical trials in a timely fashion depends in large part on a number of key factors including protocol design, regulatory and institutional review board approval, the rate of patient enrollment in clinical trials, and compliance with extensive current Good Clinical Practices. We have opened clinical sites and are enrolling patients in a number of countries where our experience is more limited, and we are in most cases using the services of third party clinical trial providers. If we fail to adequately manage the design, execution and regulatory aspects of our large, complex and diverse clinical trials, our studies and ultimately our regulatory approvals may be delayed or we may fail to gain approval for our product candidates. Clinical trials may indicate that our product candidates have harmful side effects or raise other safety concerns that may significantly reduce the likelihood of regulatory approval, result in significant restrictions on use and safety warnings in any approved label, adversely affect placement within the treatment paradigm, or otherwise significantly diminish the commercial potential of the product candidate. Also, positive results in a registrational trial may not be replicated in any subsequent confirmatory trials. Even if later stage clinical trials are successful, regulatory authorities may disagree with our view of the data or require additional studies, and may fail to approve or delay approval of our product candidates or may grant marketing approval that is more restricted than anticipated, including indications for a narrower patient population than expected and the imposition of safety monitoring or educational requirements or risk evaluation and mitigation strategies. In addition, if another company is the first to file for marketing approval of a competing orphan drug candidate, that company may ultimately receive marketing exclusivity for its drug candidate, preventing us from commercializing our orphan drug candidate in the applicable market for several years.
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

The European market represents a major part of our business - approximately 39% of our 2012 product revenues were derived from Europe and most of our marketing efforts outside the U.S. are focused on Europe. Thus, the deterioration of the credit and economic conditions in certain European countries may have a significant adverse impact on our results of operations. Our accounts receivable in certain European countries are subject to significant payment delays due to government funding and reimbursement practices. European governments have announced or implemented austerity measures to constrain the overall level of government expenditures, including reforming health care coverage and reducing health care costs. These measures continue to exert pressure on product pricing and may encourage higher levels of third party cross border trade.
These adverse market and economic conditions could reduce our product sales and revenues, result in additional allowances or significant bad debts, or cause us to recognize revenue in certain countries on a cash basis.
We depend on collaborators and other third-parties for both product and royalty revenue and the clinical development of future products, which are outside of our full control.
We have a number of collaborators and partners, and have both in-licensed and out-licensed several products and programs. In addition to the factors described throughout these “Risk Factors,” these collaborations are subject to several other risks, including:

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

•
We rely on third party suppliers and manufacturers for, among other things, RITUXAN manufacturing, the majority of our clinical and commercial requirements for small molecule product candidates such as TECFIDERA, our fill-finish operations, the majority of our final product storage, and a substantial portion of our packaging operations. In addition, due to the unique manner in which our products are manufactured, we rely on single source providers of several raw materials and manufacturing supplies. These third parties are independent entities subject to their own unique operational and financial risks that are outside of our control. These third parties may not perform their obligations in a timely and cost-effective manner or in compliance with applicable regulations, and they may be unable or unwilling to increase production capacity commensurate with demand for our existing or future products. Finding alternative providers could take a significant amount of time and involve significant expense due to the specialized nature of the services and the need to obtain regulatory approval of any significant changes to our suppliers or manufacturing methods. We cannot be certain that we could reach agreement with alternative providers or that the FDA or other regulatory authorities would approve our use of such alternatives.

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

•
We and our third party providers are generally required to maintain compliance with current Good Manufacturing Practices and other stringent requirements and are subject to inspections by the FDA and comparable agencies in other jurisdictions to confirm such compliance. Any delay, interruption or other issues that arise in the manufacture, fill-finish, packaging, or storage of our products as a result of a failure of our facilities or the facilities or operations of third parties to pass any regulatory agency inspection could significantly impair our ability to develop and commercialize our products. Significant noncompliance could also result in the imposition of monetary penalties or other civil or criminal sanctions and damage our reputation.

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
Our activities, and the activities of our collaborators and third party providers, are subject to extensive government regulation and oversight both in the U.S. and in foreign jurisdictions. The FDA and comparable agencies in other jurisdictions directly regulate many of our most critical business activities, including the conduct of preclinical and clinical studies, product manufacturing, advertising and promotion, product distribution, adverse event reporting and product risk management. Our interactions in the U.S. or abroad with physicians and other health care providers that prescribe or purchase our products are also subject to government regulation designed to prevent fraud and abuse in the sale and use of the products and place greater restrictions on the marketing practices of health care companies. Healthcare companies are facing heightened scrutiny of their relationships with healthcare providers from anti-corruption enforcement officials. In addition, pharmaceutical and biotechnology companies have been the target of lawsuits and investigations alleging violations of government regulation, including claims asserting submission of incorrect pricing information, impermissible off-label promotion of pharmaceutical products, payments intended to influence the referral of health care business, submission of false claims for government reimbursement, antitrust violations, or violations related to environmental matters. These risks may be heightened as we continue to expand our global operations and introduce additional products to the market.
Regulations governing the health care industry are subject to change, with possibly retroactive effect, including:

•
new laws, regulations or judicial decisions, or new interpretations of existing laws, regulations or decisions, related to health care availability, pricing or marketing practices, compliance with wage and hour laws and other employment practices, method of delivery, payment for health care products and services, compliance with data privacy laws and regulations, tracking payments and other transfers of value made to physicians and teaching hospitals, and extensive anti-bribery and anti-corruption prohibitions;

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
Our business may be adversely affected if we do not manage our current growth and do not successfully execute our growth initiatives.
We have experienced growth in our headcount and operations, which has placed, and will continue to place, significant demands on our management and our operational and financial infrastructure. We anticipate further growing through both internal development projects as well as external opportunities, which include the acquisition, partnering and in-licensing of products, technologies and companies or the entry into strategic alliances and collaborations. The availability of high quality development opportunities is limited and we are not certain that we will be able to identify candidates that we and our shareholders consider suitable or complete transactions on terms that are acceptable to us and our shareholders. In order to pursue such opportunities, we may require significant additional financing, which may not be available to us on favorable terms, if at all. Even if we are able to successfully identify and complete acquisitions, we may not be able to integrate them or take full advantage of them and therefore may not realize the benefits that we expect.
To effectively manage our current and future potential growth, we will need to continue to enhance our operational, financial and management processes and to effectively expand, train and manage our employee base. Supporting our growth initiatives will require significant capital expenditures and management resources, including investments in research and development, sales and marketing, manufacturing and other areas of our business. If we do not successfully manage our current growth and do not successfully execute our growth initiatives, then our business and financial results may be adversely affected and we may incur asset impairment or restructuring charges.
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

The growth of our business depends on our ability to attract and retain qualified personnel and to develop and maintain key relationships.
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
Below is a summary of our owned and leased properties as of December 31, 2012.
Massachusetts
In Cambridge, we own approximately 508,000 square feet of real estate space, consisting of a building that houses a research laboratory, office space and a cogeneration plant totaling approximately 263,000 square feet and a building that contains research, development and quality laboratories which total approximately 245,000 square feet.
In July 2011, we executed leases for two office buildings currently under construction in Cambridge, with a planned occupancy during the second half of 2013. Construction of these facilities began in late 2011. These buildings, totaling approximately 500,000 square feet, will serve as the future location of our corporate headquarters and will provide additional general and administrative and research and development office space.
In addition, we currently lease a total of approximately 648,000 square feet in Massachusetts, which is summarized as follows:

•	357,000 square feet of office space housing our corporate headquarters in Weston, which we expect will be reduced once we relocate our corporate headquarters to Cambridge;

•	220,000 square feet in Cambridge, which is comprised of a 67,000 square foot biologics manufacturing facility and office space of 153,000 square feet;

•	25,000 square feet of office and laboratory space in Waltham covered by a lease that will expire in 2013; and

•	46,000 square feet of warehouse space in Somerville.
Our Massachusetts lease agreements expire at various dates through the year 2028.

North Carolina
We manufacture bulk AVONEX, TYSABRI and other products in our pipeline at our facilities located in Research Triangle Park, North Carolina, where we own approximately 740,000 square feet of real estate space, which is summarized as follows:

•	357,000 square feet of laboratory and office space;

•	175,000 square feet related to a large-scale biologics manufacturing facility;

•	105,000 square feet related to a biologics manufacturing facility;

•	60,000 square feet of warehouse space; and

•	43,000 square feet related to a large-scale purification facility.
In addition, we leased approximately 50,000 square feet of office space in Durham, North Carolina, which expired December 31, 2012.
Denmark
We own approximately 60 acres of land in Hillerød, Denmark, upon which we have completed construction of a large-scale biologics manufacturing facility totaling approximately 225,000 square feet. We began the process of manufacturing clinical products for sale to third parties during 2012. The facility is currently not licensed to produce commercial product, a process we expect to be completed in 2013.
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
For a discussion of legal matters as of December 31, 2012, please read Note 22, Litigation to our consolidated financial statements included in this report, which is incorporated into this item by reference.

Item 4.	Mine Safety Disclosures
Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market and Stockholder Information
Our common stock trades on The NASDAQ Global Select Market under the symbol “BIIB.” The following table shows the high and low sales price for our common stock as reported by The NASDAQ Global Select Market for each quarter in the years ended December 31, 2012 and 2011:

	Common Stock Price
	2012		2011
	High	Low	High	Low
First Quarter	$127.85	$111.44	$73.53	$64.28
Second Quarter	$144.38	$124.23	$109.63	$72.70
Third Quarter	$157.18	$137.88	$109.14	$83.83
Fourth Quarter	$155.30	$134.00	$120.66	$87.72
As of January 31, 2013, there were approximately 901 stockholders of record of our common stock.
In addition, as of January 31, 2013, 82 stockholders of record of Biogen, Inc. common stock have yet to exchange their shares of Biogen, Inc. common stock for our common stock as contemplated by the merger of Biogen, Inc. and IDEC Pharmaceuticals Corporation in November 2003.
Dividends
We have not paid cash dividends since our inception. We do not anticipate paying any cash dividends in the near term.
Issuer Purchases of Equity Securities
The following table summarizes our common stock repurchase activity during the fourth quarter of 2012:

Period	Total Number of Shares Purchased (#)	Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Programs (#)	Maximum Number of Shares That May Yet Be Purchased Under Our Programs ($ in millions)
Oct-12	—	—	—	6,326,521
Nov-12	155,400	138.64	155,400	6,171,121
Dec-12	—	—	—	6,171,121
Total	155,400	138.64
On February 11, 2011, we announced that our Board of Directors authorized the repurchase of up to 20.0 million shares of common stock. This authorization does not have an expiration date. As of December 31, 2012, approximately 13.8 million shares of our common stock at a cost of $1,482.7 million have been repurchased under this authorization. In 2012, approximately 7.8 million shares were repurchased at a cost of $984.7 million.
Approximately 6.2 million shares of our common stock remain available for repurchase under the 2011 authorization.

Stock Performance Graph
The graph below compares the five-year cumulative total stockholder return on our common stock, the S&P 500 Index and the Nasdaq Pharmaceutical Index, assuming the investment of $100.00 on December 31, 2007 with dividends being reinvested. The stock price performance in the graph below is not necessarily indicative of future price performance.

Biogen Idec Inc.
NASDAQ Pharmaceutical
S&P 500 Index
280
260
240
220
200
180
160
140
120
100
80
60
40
20
0
2007
2008
2009
2010
2011
2012

	2007	2008	2009	2010	2011	2012
Biogen Idec Inc.	100.00	83.68	94.02	117.83	193.42	257.27
NASDAQ Pharmaceutical	100.00	93.04	104.54	113.33	121.32	161.39
S&P 500 Index	100.00	63.01	79.67	91.67	93.61	108.59

Item 6.	Selected Consolidated Financial Data
BIOGEN IDEC INC. AND SUBSIDIARIES
SELECTED FINANCIAL DATA

	For the Years Ended December 31,
	2012	2011	2010	2009	2008
(In millions, except per share amounts)	(10) (11) (12)	(7) (8) (9)	(4) (5) (6)	(2) (3)	(1)
Results of Operations
Product revenues	$4,166.1	$3,836.1	$3,470.1	$3,152.9	$2,839.7
Revenues from unconsolidated joint business	1,137.9	996.6	1,077.2	1,094.9	1,128.2
Other revenues	212.5	215.9	169.1	129.5	129.6
Total revenues	5,516.5	5,048.6	4,716.4	4,377.3	4,097.5
Cost and expenses:
Cost of sales, excluding amortization of acquired intangible assets	545.5	466.8	400.3	382.1	402.0
Research and development	1,334.9	1,219.6	1,248.6	1,283.1	1,072.1
Selling, general and administrative	1,277.5	1,056.1	1,031.5	911.0	925.3
Collaboration profit sharing	317.9	317.8	258.1	215.9	136.0
Amortization of acquired intangible assets	202.2	208.6	208.9	289.8	332.7
Fair value adjustment of contingent consideration	27.2	36.1	—	—	—
Restructuring charge	2.2	19.0	75.2	—	—
Acquired in-process research and development	—	—	245.0	—	25.0
Facility impairments and gain on dispositions, net	—	—	—	—	(9.2)
Total cost and expenses	3,707.4	3,323.9	3,467.5	3,081.9	2,883.9
Gain on sale of rights	46.8	—	—	—	—
Income from operations	1,855.9	1,724.7	1,248.9	1,295.4	1,213.6
Other income (expense), net	(0.7)	(13.5)	(19.0)	37.3	(57.7)
Income before income tax expense and equity in loss of investee, net of tax	1,855.1	1,711.2	1,229.9	1,332.7	1,155.9
Income tax expense	470.6	444.5	331.3	355.6	365.8
Equity in loss of investee, net of tax	4.5	—	—	—	—
Net income	1,380.0	1,266.7	898.6	977.1	790.1
Net income (loss) attributable to noncontrolling interests, net of tax	—	32.3	(106.7)	6.9	6.9
Net income attributable to Biogen Idec Inc.	$1,380.0	$1,234.4	$1,005.3	$970.1	$783.2
Diluted Earnings Per Share
Diluted earnings per share attributable to Biogen Idec Inc.	$5.76	$5.04	$3.94	$3.35	$2.65
Weighted-average shares used in calculating diluted earnings per share attributable to Biogen Idec Inc.	239.7	245.0	254.9	289.5	295.0
Financial Condition
Cash, cash equivalents and marketable securities	$3,742.4	$3,107.4	$1,950.8	$2,457.8	$2,262.8
Total assets	$10,130.1	$9,049.6	$8,092.5	$8,551.9	$8,479.0
Notes payable, line of credit and other financing arrangements, less current portion	$687.4	$1,060.8	$1,066.4	$1,080.2	$1,085.4
Total Biogen Idec Inc. shareholders’ equity	$6,961.5	$6,425.5	$5,396.5	$6,221.5	$5,806.1

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

(2)
Total cost and expenses in 2009 includes the $110.0 million upfront payment made to Acorda Therapeutics, Inc. pursuant to our June 30, 2009 collaboration and license agreement to develop and commercialize products containing fampridine in markets outside the U.S.

(3)
Changes in tax law in certain state jurisdictions in which we operate and the resolution of multiple federal, state and foreign tax audits, including the effective settlement of several uncertain tax positions resulted in a $58.3 million reduction to our 2009 income tax expense.

(4)
Included in total cost and expenses in 2010 is a charge to acquired in-process research and development of $40.0 million related to the achievement of a milestone by Biogen Idec Hemophilia, Inc. (formerly Syntonix Pharmaceuticals, Inc.).

(5)
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

(6)
Net income attributable to noncontrolling interest also includes a charge of $25.0 million related to the payment made in 2010 to Cardiokine Biopharma LLC pursuant to the termination of our lixivaptan collaboration.

(7)
In the second quarter of 2011 our share of RITUXAN revenues from unconsolidated joint business was reduced by approximately $50.0 million to reflect our share of the approximately $125.0 million compensatory damages and interest that Genentech estimated might be awarded to Hoechst GmbH (Hoechst), in relation to Genentech’s ongoing arbitration with Hoechst.

(8)
Biogen Idec Inc.’s shareholders’ equity in 2011 reflects a reduction in additional paid in capital and noncontrolling interests totaling $187.3 million resulting from our purchase of the noncontrolling interest in our joint venture investments in Biogen Dompé SRL and Biogen Dompé Switzerland GmbH.

(9)
Included in total cost and expenses in 2011 is a charge to research and development expense of $36.8 million related to an upfront payment made in connection with our collaboration and license agreement entered into with Portola Pharmaceuticals, Inc.

(10)
Included in total cost and expenses in 2012 are charges to research and development expense of $71.0 million related to upfront payments made in connection with our collaboration agreements entered into with Isis Pharmaceuticals, Inc.

(11)	Gain on sale of rights of $46.8 million relates to the sale of all of our rights, including rights to royalties, related to BENLYSTA.

(12)
Equity in loss of investee, net of tax relates to our agreement with Samsung BioLogics Co. Ltd. that established an entity, Samsung Bioepis, to develop, manufacture and market biosimilar pharmaceuticals. We recognize our share of the results of operations related to our investment in Samsung Bioepis one quarter in arrears.

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
In the near term, our current and future revenues are dependent upon continued sales of our three principal products, AVONEX, TYSABRI, and RITUXAN as well as the potential approval of TECFIDERA, Factor VIII and Factor IX. In the longer term, our revenue growth will be dependent upon the successful clinical development, regulatory approval and launch of new commercial products, our ability to obtain and maintain patents and other rights related to our marketed products and assets originating from our research and development efforts, and successful execution of external business development opportunities. As part of our on-going research and development efforts, we have devoted significant resources to conducting clinical studies to advance the development of new pharmaceutical products and to explore the utility of our existing products in treating disorders beyond those currently approved in their labels.
Financial Highlights
The following table is a summary of financial results achieved:

	For the Years Ended December 31,		% Change
			2012 compared to 2011
(In millions, except per share amounts and percentages)	2012 (4) (5)	2011 (1) (2) (3)
Total revenues	$5,516.5	$5,048.6	9.3%
Income from operations	$1,855.8	$1,724.7	7.6%
Net income attributable to Biogen Idec Inc.	$1,380.0	$1,234.4	11.8%
Diluted earnings per share attributable to Biogen Idec Inc.	$5.76	$5.04	14.3%

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

(3)
Income from operations, as well as net income attributable to Biogen Idec Inc., for 2011 was reduced by $19.0 million resulting from charges associated with our restructuring initiative announced in November 2010.

(4)
Income from operations, as well as net income attributable to Biogen Idec Inc. for 2012, was reduced by charges totaling $71.0 million to research and development expense incurred in connection with our collaboration agreements entered into with Isis Pharmaceuticals, Inc. in January, June and December 2012.

(5)	Income from operations, as well as net income attributable to Biogen Idec Inc. for 2012, includes $46.8 million from the sale of all of our rights, including rights to royalties, related to BENLYSTA.
As described below under “Results of Operations,” our operating results for the year ended December 31, 2012, reflect the following:

•	Worldwide AVONEX revenues totaled $2,913.1 million for 2012, representing an increase of 8.4% over 2011.

•	Our share of TYSABRI revenues totaled $1,135.9 million for 2012, representing an increase of 5.2% over 2011.

•	Our share of RITUXAN revenues totaled $1,137.9 million for 2012, representing an increase of 14.2% from 2011.

•
Total cost and expenses increased 11.5% for 2012 compared to 2011. This increase was primarily the result of a 16.9% increase in cost of sales, a 9.5% increase in research and development expense, and a 21.0% increase in selling, general and administrative costs over the same period in 2011. These increases reflect an increase in manufacturing costs driven by higher sales, spending associated with licensing and development of our early stage product candidates and preparing for the potential launches of TECFIDERA, Factor VIII and Factor IX.

We generated $1,879.9 million of net cash flows from operations for 2012, which were primarily driven by earnings. Cash, cash equivalents and marketable securities totaled approximately $3,742.4 million as of December 31, 2012.
Business Environment
We conduct our business within the biotechnology and pharmaceutical industries, which are highly competitive. Many of our competitors are working to develop or have commercialized products similar to those we market or are developing, including oral and other alternative formulations that may compete with AVONEX, TYSABRI or other products we are developing. In addition, the commercialization of certain of our own pipeline product candidates, such as TECFIDERA, may negatively impact future sales of AVONEX, TYSABRI or both. We may also face increased competitive pressures from the emergence of biosimilars. In the U.S., AVONEX, TYSABRI, and RITUXAN are licensed under the Public Health Service Act (PHSA) as biological products. In March 2010, U.S. healthcare reform legislation amended the PHSA to authorize the U.S. Food and Drug Administration (FDA) to approve biological products, known as biosimilars, that are similar to or interchangeable with previously approved biological products based upon potentially abbreviated data packages.
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
The Affordable Care Act
On June 28, 2012, the United States Supreme Court upheld the constitutionality of the 2010 Patient Protection and Affordable Care Act’s mandate to purchase health insurance but rejected specific funding provisions that incentivized states to expand their current Medicaid programs. As a result of this ruling, we currently expect implementation of most of the major provisions of the Act to continue. Changes to the Affordable Care Act, or other federal legislation regarding health care access, financing, or delivery and other actions taken by individual states concerning the possible expansion of Medicaid could impact our financial position or results of operations.
The American Taxpayer Relief Act of 2012
The American Taxpayer Relief Act of 2012 (the “TRA”) was passed by the House of Representatives and the Senate on January 1, 2013, and was signed into law by the President on January 2, 2013.  The TRA, among other things, extends through 2013 an array of temporary business and individual tax provisions and temporarily delayed the implementation of certain spending reductions (known as “sequestration”).  We do not expect that the TRA will have a material impact on our financial position or results of operation.
During 2013 we expect Congress to again consider sequestration and other means of reducing government expenditures, as well as an increase to the government's borrowing authority.  Proposals that have been raised to address government finances include changes to the Medicare program, including increases to Part D rebates or co-payments or reductions in premium subsidies, increases to the pharmaceutical fee, changes to the coverage gap and reductions in physician payments for Part B drugs.  If enacted, these changes to current policy could have a material impact on our financial position or results of operations.

Key Pipeline Developments
Peginterferon beta-1a
In January 2013, we released the primary efficacy analysis and safety data from our Phase 3 study, ADVANCE. Results support Peginterferon as a potential treatment dosed every two weeks or every four weeks for relapsing-remitting MS. The primary endpoint of ADVANCE, annualized relapse rate at one year, was met for both the two-week and four-week dosing regimens. Results showed that Peginterferon also met the secondary endpoints of risk of 12-week confirmed disability progression, proportion of patients who relapsed and magnetic resonance imaging assessments for both dose regimens. We plan to submit marketing applications for Peginterferon in the U.S. and E.U. by mid - 2013.
Dexpramipexole
At the end of December 2012, we learned that a Phase 3 trial investigating dexpramipexole in people with amyotrophic lateral sclerosis (ALS) did not meet its primary endpoint, a joint rank analysis of function and survival, and no efficacy was seen in the individual components of function or survival. The trial also failed to show efficacy in its key secondary endpoints. Based on these results, we have discontinued development of dexpramipexole in ALS.
Long-Lasting Recombinant Factors VIII and IX
In October 2012, we announced positive top-line results from the Phase 3 study, known as A-LONG, investigating our long-lasting recombinant Factor VIII-Fc fusion protein in hemophilia A, a rare inherited disorder which inhibits blood coagulation.  We plan to submit a Biologics License Application to the FDA for Factor VIII in the first half of 2013.
We submitted a Biologics License Application to the FDA for marketing approval of our long-lasting recombinant Factor IX-Fc fusion protein in hemophilia B, a rare inherited disorder which inhibits blood coagulation, during the fourth quarter of 2012. The regulatory submission was based on the positive top-line results from the Phase 3 study known as B-LONG.
Pediatric data will be required as part of the Marketing Authorization Applications for Factor VIII and Factor IX that we plan to submit to the EMA, and we have initiated two global pediatric studies of Factor VIII and Factor IX.
We collaborate with Swedish Orphan Biovitrum AB on the commercialization of Factor VIII and Factor IX. For information about this collaboration, please read Note 21, Collaborative and Other Relationships to our consolidated financial statements included in this report.
TECFIDERA
In February 2012, we submitted a New Drug Application to the FDA for marketing approval of TECFIDERA, our oral small molecule candidate for the treatment of MS. The regulatory submission was based on TECFIDERA's comprehensive development program, in which TECFIDERA demonstrated significant reductions in MS disease activity coupled with favorable safety and tolerability in the Phase 3 DEFINE and CONFIRM studies. The FDA accepted our application for TECFIDERA and granted us a standard review timeline. In October 2012, we announced that the FDA extended the initial PDUFA date for its review of our application by three months, which is a standard extension period. The extended PDUFA target date is in late March 2013. The FDA has indicated that the extension of the PDUFA date is needed to allow additional time for review of our application. The agency has not asked for additional studies.
In March 2012, we submitted a Marketing Authorisation Application for TECFIDERA to the European Medicines Agency (EMA). The EMA has validated our application for review of TECFIDERA in the E.U. We have submitted additional regulatory applications for TECFIDERA in Australia, Canada and Switzerland.
We acquired TECFIDERA as part of our acquisition of Fumapharm AG in 2006. For more information about this acquisition and associated milestone obligations, please read the subsection entitled “Contractual Obligations and Off-Balance Sheet Arrangements – Contingent Consideration” subsection of this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
AVONEX PEN and Dose Titration
In February 2012, the FDA approved two separate dosing innovations designed to improve the treatment experience for patients receiving once-a-week AVONEX for relapsing forms of MS: AVONEX PEN and a new dose titration regimen. AVONEX PEN is the first intramuscular autoinjector approved for MS and is designed to enhance the self-injection process for patients receiving AVONEX therapy. A new dose titration regimen, facilitated by the AVOSTARTGRIP titration devices, provides patients with the option to gradually increase the dose of AVONEX at treatment initiation to reduce the incidence and severity of flu-like symptoms that patients may experience with therapy. These AVONEX dosing innovations are commercially available in the E.U., U.S. and other countries.

Results of Operations
Revenues
Revenues are summarized as follows:

	For the Years Ended December 31,			% Change
				2012 compared to 2011	2011 compared to 2010
(In millions, except percentages)	2012	2011	2010
Product Revenues:
United States	$2,176.8	$1,954.8	$1,744.4	11.4%	12.1%
Rest of world	1,989.3	1,881.3	1,725.7	5.7%	9.0%
Total product revenues	4,166.1	3,836.1	3,470.1	8.6%	10.5%
Unconsolidated joint business revenues	1,137.9	996.6	1,077.2	14.2%	(7.5)%
Other revenues	212.5	215.9	169.1	(1.6)%	27.7%
Total revenues	$5,516.5	$5,048.6	$4,716.4	9.3%	7.0%
Product Revenues
Product revenues are summarized as follows:

	For the Years Ended December 31,			% Change
				2012 compared to 2011	2011 compared to 2010
(In millions, except percentages)	2012	2011	2010
AVONEX	$2,913.1	$2,686.6	$2,518.4	8.4%	6.7%
TYSABRI	1,135.9	1,079.5	900.2	5.2%	19.9%
Other product revenues	117.1	70.0	51.5	67.3%	35.9%
Total product revenues	$4,166.1	$3,836.1	$3,470.1	8.6%	10.5%

AVONEX
Revenues from AVONEX are summarized as follows:

	For the Years Ended December 31,			% Change
				2012 compared to 2011	2011 compared to 2010
(In millions, except percentages)	2012	2011	2010
United States	$1,793.7	$1,628.3	$1,491.6	10.2%	9.2%
Rest of world	1,119.4	1,058.3	1,026.8	5.8%	3.1%
Total AVONEX revenues	$2,913.1	$2,686.6	$2,518.4	8.4%	6.7%
For 2012 compared to 2011, as well as for 2011 compared to 2010, the increase in U.S. AVONEX revenues was due to price increases offset by decreased unit sales volume. U.S. AVONEX unit sales volume decreased approximately 2% and 3% for 2012 and 2011, respectively, over the prior year comparative periods.
For 2012 compared to 2011, as well as for 2011 compared to 2010, the increase in rest of world AVONEX revenues was due to increased demand primarily in Europe driven by customer penetration attributable to the AVONEX PEN launch, offset by pricing reductions resulting from austerity measures enacted in some countries. Rest of world AVONEX unit volume primarily in Europe increased 8% and 6% for 2012 and 2011, respectively, over the prior year comparative periods. The increase in rest of world AVONEX revenues for 2012 compared to 2011 also reflects gains recognized in relation to the settlement of certain cash flow hedge instruments under our foreign currency hedging program, which partially offset negative impacts of foreign currency as those gains were less than the impacts of foreign currency exchange rates on sales. The increase in rest of world AVONEX revenues for 2011 compared to 2010 also reflects the favorable impact of foreign currency exchange rates offset by losses recognized in relation to the settlement of certain cash flow hedge instruments under our foreign currency hedging program.

Gains recognized in relation to the settlement of certain cash flow hedge instruments under our foreign currency hedging program totaled $25.4 million in 2012, compared to losses recognized of $30.6 million for 2011 and gains recognized of $35.0 million in 2010.
We expect AVONEX to continue facing increased competition in the MS marketplace in both the U.S. and rest of world. We and a number of other companies are working to develop or have commercialized additional treatments for MS, including oral and other alternative formulations that may compete with AVONEX. In addition, the continued growth of TYSABRI and the commercialization of certain of our own pipeline product candidates, such as TECFIDERA, may negatively impact future sales of AVONEX. Increased competition also may lead to reduced unit sales of AVONEX, as well as increasing price pressures particularly in geographic markets outside the U.S.
TYSABRI
We collaborate with Elan Pharma International, Ltd (Elan) an affiliate of Elan Corporation, plc, on the development and commercialization of TYSABRI. For additional information about this collaboration, please read Note 21, Collaborative and Other Relationships to our consolidated financial statements included in this report.
Revenues from TYSABRI are summarized as follows:

	For the Years Ended December 31,			% Change
				2012 compared to 2011	2011 compared to 2010
(In millions, except percentages)	2012	2011	2010
United States	$383.1	$326.5	$252.8	17.3%	29.2%
Rest of world	752.8	753.0	647.4	—%	16.3%
Total TYSABRI revenues	$1,135.9	$1,079.5	$900.2	5.2%	19.9%
For 2012 compared to 2011, as well as for 2011 compared to 2010, the increase in U.S. TYSABRI revenues was due to increased unit sales volume and price increases. U.S. TYSABRI unit sales volume increased approximately 11% and 12% for 2012 and 2011, respectively, over the prior year comparative periods. Net sales of TYSABRI from our collaboration partner, Elan, to third-party customers in the U.S. for 2012, 2011, and 2010 totaled $886.0 million, $746.5 million, and $593.1 million, respectively.
For 2012 compared to 2011, the change in rest of world TYSABRI revenues reflects the deferral of a portion of our revenues recognized on sales of TYSABRI in Italy (as described below) and pricing reductions from austerity measures enacted in some countries offset by an increase in demand. Increased demand resulted in increases of approximately 14% and 19% in rest of world TYSABRI unit sales volume for 2012 and 2011, respectively, over the prior year comparative periods. For 2011 compared to 2010, the increase in rest of world TYSABRI revenues reflects an increase in demand offset by a deferral of a portion of our revenues recognized on sales of TYSABRI in Italy (as described below) and pricing reductions from austerity measures enacted in some countries. The decrease in rest of world TYSABRI revenues for 2012 compared to 2011 also reflects gains recognized in relation to the settlement of certain cash flow hedge instruments under our foreign currency hedging program, which only partially offset negative impacts of foreign currency on sales. The increase in rest of world TYSABRI revenues for 2011 compared to 2010 reflects the favorable impact of foreign currency exchange rates offset by losses recognized in relation to the settlement of certain cash flow hedge instruments under our foreign currency hedging program.
Gains recognized in relation to the settlement of certain cash flow hedge instruments under our foreign currency hedging program totaled $9.7 million in 2012, compared to losses recognized of $6.3 million for 2011 and gains recognized of $10.7 million in 2010.
In the fourth quarter of 2011, Biogen Idec SRL received a notice from the Italian National Medicines Agency (AIFA) stating that sales of TYSABRI for the period from February 2009 through February 2011 exceeded by EUR30.7 million a reimbursement limit established pursuant to a Price Determination Resolution (Price Resolution) granted by AIFA in February 2007. In December 2011, we filed an appeal against AIFA in administrative court seeking a ruling that the reimbursement limit does not apply and that the position of AIFA is unenforceable. As a result of being notified that AIFA believes a reimbursement limit is in effect, we have deferred $62.7 million and $13.8 million of revenue of TYSABRI in Italy for 2012 and 2011, respectively. We expect to continue to defer a portion of our revenues on future sales of TYSABRI in Italy until this matter is resolved. For additional information, please read Note 22, Litigation to our consolidated financial statements included within this report.

We expect TYSABRI to continue facing increased competition in the MS marketplace in both the U.S. and rest of world. We and a number of other companies are working to develop or have commercialized additional treatments for MS, including oral and other alternative formulations that may compete with TYSABRI. The commercialization of certain of our own pipeline product candidates, such as TECFIDERA, also may negatively impact future sales of TYSABRI. Increased competition may also lead to reduced unit sales of TYSABRI, as well as increasing price pressure. In addition, safety warnings included in the TYSABRI label, such as the risk of progressive multifocal leukoencephalopathy (PML), and any future safety-related label changes, may limit the growth of TYSABRI unit sales. We continue to research and develop protocols and therapies that may reduce risk and improve outcomes of PML in patients. Our efforts to stratify patients into lower or higher risk for developing PML, including through the JCV antibody assay, and other on-going or future clinical trials involving TYSABRI may have a negative impact on prescribing behavior, which may result in decreased product revenues from sales of TYSABRI.
Other Product Revenues
Other product revenues are summarized as follows:

	For the Years Ended December 31,			% Change
				2012 compared to 2011	2011 compared to 2010
(In millions, except percentages)	2012	2011	2010
FUMADERM	$59.7	$54.7	$51.2	9.1%	6.8%
FAMPYRA	57.4	13.6	—	**	**
Other	—	1.7	0.3	(100.0)%	**
Total other product revenues	$117.1	$70.0	$51.5	67.3%	35.9%
We have a license from Acorda Therapeutics, Inc. (Acorda) to develop and commercialize FAMPYRA in all markets outside the U.S. The European Commission previously granted a conditional marketing authorization for FAMPYRA in the E.U. in July 2011. A conditional marketing authorization is renewable annually and is granted to a medicinal product with a positive benefit-risk assessment that fulfills an unmet medical need when the benefit to public health of immediate availability outweighs the risk inherent in the fact that additional data are still required. To meet the conditions of this marketing authorization, we will provide additional data from on-going clinical studies regarding FAMPYRA's benefits and safety in the long term. This marketing authorization was renewed as of July 2012. FAMPYRA is the first treatment that addresses the unmet medical need of walking improvement in adult patients with MS who have walking disability. FAMPYRA is commercially available throughout the European Union and in Canada, Australia, New Zealand, Israel and South Korea, and we anticipate making FAMPYRA commercially available in additional markets in 2013.
In 2011, the German government implemented new legislation to manage pricing related to new drug products introduced within the German market through a review of each product’s comparative efficacy. We launched FAMPYRA in Germany in August 2011. During the second quarter of 2012, the government agency completed its comparative efficacy assessment of FAMPYRA indicating a range of pricing below our initial launch price, which was unregulated for the first 12 months after launch consistent with German law. As of the third quarter of 2012, we have had pricing negotiations with the German authorities which were resolved in 2013. We recognized revenue during the fourth quarter of 2012 based on the lowest point of the initially indicated German pricing authority range. We will recognize revenue at the negotiated fixed price effective upon the signing of the new agreement in 2013.
For information about our relationship with Acorda, please read Note 21, Collaborative and Other Relationships to our consolidated financial statements included in this report.

Unconsolidated Joint Business Revenues
We collaborate with Genentech on the development and commercialization of RITUXAN. For additional information related to this collaboration including information regarding the pre-tax co-promotion profit sharing formula for RITUXAN and its impact on future unconsolidated joint business revenues, please read Note 21, Collaborative and Other Relationships to our consolidated financial statements included in this report.
Revenues from unconsolidated joint business are summarized as follows:

	For the Years Ended December 31,			% Change
				2012 compared to 2011	2011 compared to 2010
(In millions, except percentages)	2012	2011	2010
Biogen Idec's share of pre-tax co-promotion profits in the U.S.	$1,031.7	$872.7	$848.0	18.2%	2.9%
Reimbursement of our selling and development expenses in the U.S.	1.6	6.1	58.3	(73.8)%	(89.5)%
Revenue on sales of RITUXAN in the rest of world	104.6	117.8	170.9	(11.2)%	(31.1)%
Total unconsolidated joint business revenues	$1,137.9	$996.6	$1,077.2	14.2%	(7.5)%
Biogen Idec’s Share of Pre-tax Co-Promotion Profits in the U.S.
The following table provides a summary of amounts comprising our share of pre-tax co-promotion profits in the U.S.:

	For the Years Ended December 31,			% Change
				2012 compared to 2011	2011 compared to 2010
(In millions, except percentages)	2012	2011	2010
Product revenues, net	$3,131.8	$2,924.5	$2,759.2	7.1%	6.0%
Cost and expenses	543.7	730.8	626.8	(25.6)%	16.6%
Pre-tax co-promotion profits in the U.S.	$2,588.1	$2,193.7	$2,132.4	18.0%	2.9%
Biogen Idec's share of pre-tax co-promotion profits in the U.S.	$1,031.7	$872.7	$848.0	18.2%	2.9%
For 2012 compared to 2011, as well as for 2011 compared to 2010, the increase in U.S. RITUXAN product revenues was primarily due to price increases and an increase in commercial demand. Increased commercial demand was approximately 3% and 4% in U.S. RITUXAN unit sales volume for 2012 and 2011, respectively, over the prior year comparative periods. The increase in demand was driven by numerous factors including a continued uptake in the rheumatoid arthritis and vasculitis indications.
Collaboration costs and expenses for 2012 compared to 2011 decreased primarily due to a decrease in sales and marketing expenses incurred by the collaboration and a decline in expenditures for the development of RITUXAN for use in other indications. For 2012 and 2011, we have increased our share of co-promotion profits in the U.S. by approximately $14.3 million and $12.0 million, respectively, to reflect our interpretation of a proposed rule within the 2010 healthcare reform legislation related to changes in the exclusion of orphan drugs under Section 340B of the Public Health Services Act. The cumulative amount of these adjustments is $26.3 million, which is reflected as an amount due from Genentech in our consolidated balance sheets and may be subject to adjustment when a final rule on the provisions of 340B is issued.
Collaboration cost and expenses for 2011 compared to 2010 were favorably impacted by Genentech assuming responsibility for the U.S. sales and marketing efforts for RITUXAN in the fourth quarter of 2010. The savings realized from the consolidation of the sales force in 2011 were offset by a charge of approximately $125.0 million recorded to the collaboration, representing Genentech's estimate of compensatory damages and interest that might be awarded to Hoechst GmbH (Hoechst), in relation to an intermediate decision by the arbitrator in Genentech’s ongoing arbitration with Hoechst. As a result of this charge to the collaboration, our share of RITUXAN revenues from unconsolidated joint business was reduced by approximately $50.0 million in the second quarter of 2011. This $50.0 million amount reflects our share of the estimate of the loss that we may incur in the event of a final arbitration award unfavorable to Genentech. The actual amount of our share of any damages may vary from this estimate depending on the nature or amount of any damages awarded to Hoechst. For additional information related to this matter, please read Note 22, Litigation to our consolidated financial statements included within this report.

In addition, total collaboration cost and expenses for 2011 was further negatively impacted by a fee which became payable in 2011 by all branded prescription drug manufacturers and importers. This fee is calculated based upon each organization’s percentage share of total branded prescription drug sales to qualifying U.S. government programs (such as Medicare, Medicaid and Veterans Administration (VA) and Public Health Service (PHS) discount programs). We have reduced our share of pre-tax co-promotion profits in the U.S. by approximately $15.0 million in 2012 and 2011 based upon Genentech's estimate of the fee that will be assessed to Genentech on qualifying sales of RITUXAN.
Under our collaboration agreement, our current pre-tax co-promotion profit-sharing formula, which resets annually, provides for a 40% share of pre-tax co-promotion profits if co-promotion operating profits exceed $50.0 million. For 2012, 2011, and 2010, the 40% threshold was met during the first quarter.
Reimbursement of Selling and Development Expense in the U.S.
In the fourth quarter of 2010, we and Genentech made an operational decision under which we eliminated our RITUXAN oncology and rheumatology sales force, with Genentech assuming responsibility for the U.S. sales and marketing efforts related to RITUXAN. As a result of this change, selling and development expense incurred by us in the U.S. and reimbursed by Genentech decreased for 2011 in comparison to 2010. As discussed in Note 21, Collaborative and Other Relationships to our consolidated financial statements included in this report, Genentech incurs the majority of continuing development costs for RITUXAN. Expenses incurred by Genentech in the development of RITUXAN are not recorded as research and development expense, but rather reduce our share of pre-tax co-promotion profits recorded as a component of unconsolidated joint business revenues.
For 2012 and 2011, amounts received in reimbursement of selling and development expenses in the U.S. were insignificant.
Revenue on Sales of RITUXAN in the Rest of World
Revenue on sales of RITUXAN in the rest of world consists of our share of pre-tax co-promotion profits in Canada and royalty revenue on sales of RITUXAN outside the U.S. and Canada. For 2012 compared to 2011, revenue on sales of RITUXAN in the rest of world decreased due to the expirations of royalties on a country-by-country basis offset by a portion of the 2011 Hoechst charge, noted above, which was recorded as of June 30, 2011. For 2011 compared to 2010, revenue on sales of RITUXAN in the rest of world decreased due to the expirations of royalties on a country-by-country basis. In addition, revenue on sales of RITUXAN in the rest of world for 2010 were favorably impacted by receipt of $21.3 million representing the cumulative underpayment of past royalties owed to us on sales of RITUXAN in the rest of world.
The royalty period for sales in the rest of world with respect to all products is 11 years from the first commercial sale of such product on a country-by-country basis. The royalty periods for substantially all of the remaining royalty-bearing sales of RITUXAN in the rest of world markets expired during 2012. After 2012, we expect revenue on sales of RITUXAN in the rest of world will primarily be limited to our share of pre-tax co-promotion profits in Canada.
Other Revenues
Other revenues are summarized as follows:

	For the Years Ended December 31,			% Change
				2012 compared to 2011	2011 compared to 2010
(In millions, except percentages)	2012	2011	2010
Royalty revenues	$168.7	$158.5	$137.4	6.4%	15.4%
Corporate partner revenues	43.8	57.4	31.7	(23.7)%	81.1%
Total other revenues	$212.5	$215.9	$169.1	(1.6)%	27.7%
Royalty Revenues
We receive royalties from net sales on products related to patents that we licensed. Our most significant source of royalty revenue is derived from net worldwide sales of ANGIOMAX, which is licensed to The Medicines Company (TMC). Royalty revenues from the net worldwide sales of ANGIOMAX are recognized in an amount equal to the level of net sales achieved during a calendar year multiplied by the royalty rate in effect for that tier under our agreement with TMC. The royalty rate increases based upon which tier of total net sales are earned in any calendar year. For 2012 compared to 2011, as well as for 2011 compared to 2010, the increase in royalty revenues reflects an increase in the net worldwide sales of ANGIOMAX. The increase in royalty revenues related to the sale of ANGIOMAX for 2011 compared to 2010 also reflects a $14.7 million adjustment recorded in the fourth quarter of 2011, as net sales levels for 2011 achieved a new royalty tier.

In March 2012, the U.S. Patent and Trademark Office granted the extension of the term of the principal U.S. patent that covers ANGIOMAX to December 15, 2014. Under the terms of our royalty arrangement for ANGIOMAX, TMC is obligated to pay us royalties earned, on a country-by-country basis, until the later of (1) twelve years from the date of the first commercial sale of ANGIOMAX in such country or (2) the date upon which the product is no longer covered by a licensed patent in such country. The annual royalty rate is reduced by a specified percentage in any country where the product is no longer covered by a licensed patent and where sales have been reduced to a certain volume-based market share. TMC began selling ANGIOMAX in the U.S. in January 2001.
Corporate Partner Revenues
Our corporate partner revenues include amounts earned upon delivery of product under contract manufacturing agreements, revenues related to our arrangement with Samsung BioLogics Co. Ltd. (Samsung Biologics) to develop, manufacture and market biosimilar pharmaceuticals and supply agreement revenues covering products previously included within our product line that we have sold or exclusively licensed to third parties.
The decrease in corporate partner revenues for 2012 compared to 2011, as well as the increase for 2011 compared to 2010, is primarily related to a one-time cash payment of approximately $11.0 million received in exchange for entering into an asset transfer agreement in March 2011.
Reserves for Discounts and Allowances
Revenues from product sales are recorded net of applicable allowances for trade term discounts, wholesaler incentives, Medicaid rebates, VA and PHS discounts, managed care rebates, product returns, and other governmental rebates or applicable allowances including those associated with the implementation of pricing actions in certain international markets where we operate.
Reserves established for these discounts and allowances are classified as reductions of accounts receivable (if the amount is payable to our direct customer) or a liability (if the amount is payable to a party other than our customer). These reserves are based on estimates of the amounts earned or to be claimed on the related sales. Our estimates take into consideration our historical experience, current contractual and statutory requirements, specific known market events and trends, and forecasted customer buying and payment patterns. Actual amounts may ultimately differ from our estimates. If actual results vary, we adjust these estimates, which could have an effect on earnings in the period of adjustment. The estimates we make with respect to these allowances represent the most significant judgments with regard to revenue recognition.
Reserves for discounts, contractual adjustments and returns that reduced gross product revenues are summarized as follows:

	For the Years Ended December 31,			% Change
				2012 compared to 2011	2011 compared to 2010
(In millions, except percentages)	2012	2011	2010
Discounts	$113.5	$96.0	$77.9	18.2%	23.2%
Contractual adjustments	512.2	346.4	282.6	47.9%	22.6%
Returns	21.9	14.8	14.3	48.0%	3.5%
Total allowances	$647.6	$457.2	$374.8	41.6%	22.0%
Gross product revenues	$4,813.7	$4,293.3	$3,844.9	12.1%	11.7%
Percent of gross product revenues	13.5%	10.6%	9.7%
Discount reserves include trade term discounts and wholesaler incentives. For 2012 compared to 2011, the increase in discounts was primarily driven by wholesaler incentives as a result of price increases. For 2011 compared to 2010, the increase in discounts was primarily driven by increases in trade term and volume discounts and wholesaler incentives as a result of price increases.
Contractual adjustment reserves relate to Medicaid and managed care rebates, VA, PHS discounts and other government rebates or applicable allowances. For 2012 compared to 2011, as well as for 2011 compared to 2010, the increase in contractual adjustments was due to higher reserves for managed care and Medicaid and VA programs principally associated with higher rebates resulting from price increases as well as an increase in governmental rebates and allowances in certain of the international markets in which we operate. The amount of contractual adjustments as of December 31, 2012 includes our price adjustments related to sales of FAMPYRA described above under the heading "Other Product Revenues".

Product return reserves are established for returns made by wholesalers. In accordance with contractual terms, wholesalers are permitted to return product for reasons such as damaged or expired product. The majority of wholesaler returns are due to product expiration. Reserves for product returns are recorded in the period the related revenue is recognized, resulting in a reduction to product sales. For 2012 compared to 2011, return reserves increased primarily due to returns associated with a voluntary withdrawal of a limited amount of AVONEX product in the first quarter of 2012 that demonstrated a trend in oxidation that may have led to expiry earlier than stated on its label as well as price increases. For 2011 compared to 2010, return reserves remained relatively unchanged.
Cost and Expenses
A summary of total cost and expenses is as follows:

	For the Years Ended December 31,			% Change
				2012 compared to 2011	2011 compared to 2010
(In millions, except percentages)	2012	2011	2010
Cost of sales, excluding amortization of acquired intangible assets	$545.5	$466.8	$400.3	16.9%	16.6%
Research and development	1,334.9	1,219.6	1,248.6	9.5%	(2.3)%
Selling, general and administrative	1,277.5	1,056.1	1,031.5	21.0%	2.4%
Collaboration profit sharing	317.9	317.8	258.1	—%	23.1%
Amortization of acquired intangible assets	202.2	208.6	208.9	(3.1)%	(0.2)%
Fair value adjustment of contingent consideration	27.2	36.1	—	(24.7)%	**
Restructuring charge	2.2	19.0	75.2	(88.4)%	(74.7)%
Acquired in-process research and development	—	—	245.0	—%	(100.0)%
Total cost and expenses	$3,707.4	$3,323.9	$3,467.5	11.5%	(4.1)%
Cost of Sales, Excluding Amortization of Acquired Intangible Assets (Cost of Sales)

	For the Years Ended December 31,			% Change
				2012 compared to 2011	2011 compared to 2010
(In millions, except percentages)	2012	2011	2010
Cost of sales, excluding amortization of acquired intangible assets	$545.5	$466.8	$400.3	16.9%	16.6%
For 2012 compared to 2011, the increase in cost of sales was primarily driven by higher revenue from our core products, higher costs of the AVONEX PEN and increased funding related to the JCV antibody assay, nurse training fees, and our arrangement with Samsung Biologics.
For 2011 compared to 2010, the increase in cost of sales was driven by higher unit sales volumes, increased contract manufacturing and production costs, and an increase in amounts written down related to excess, obsolete, unmarketable, or other inventory. These increases were partially offset by the sale of inventory produced under our high-titer production process. Cost of sales for 2011 also includes increased costs associated with AVONEX PEN, the JCV antibody assay, and sales of FAMPYRA, while cost of sales for 2010 included $6.7 million of period expense related to the shutdown for capital upgrades of our manufacturing facility in Research Triangle Park, North Carolina (RTP).
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
Inventory amounts written down related to excess, obsolete, unmarketable, or other are charged to cost of sales, and totaled $24.8 million, $25.4 million, and $11.8 million for the years ended December 31, 2012, 2011, and 2010, respectively.

Research and Development

	For the Years Ended December 31,			% Change
				2012 compared to 2011	2011 compared to 2010
(In millions, except percentages)	2012	2011	2010
Marketed products	$128.2	$111.0	$109.0	15.5%	1.8%
Late stage programs	467.0	428.1	379.8	9.1%	12.7%
Early stage programs	90.7	72.5	98.5	25.1%	(26.4)%
Research and discovery	94.6	97.3	134.0	(2.8)%	(27.4)%
Other research and development costs	479.0	465.6	458.4	2.9%	1.6%
Milestone and upfront payments	75.4	45.1	68.9	67.2%	(34.5)%
Total research and development	$1,334.9	$1,219.6	$1,248.6	9.5%	(2.3)%
Research and development expense incurred in support of our marketed products includes costs associated with product lifecycle management activities and, if applicable, costs associated with the development of new indications for existing products. Late stage programs are programs in Phase 3 development or in registration stage. Early stage programs are programs in Phase 1 or Phase 2 development. Research and discovery represents costs incurred to support our discovery research and translational science efforts. Other research and development costs consist of indirect costs incurred in support of overall research and development activities and non-specific programs, including activities that benefit multiple programs, such as management costs as well as depreciation and other facility-based expenses.
For 2012 compared to 2011, the increase in research and development expense includes costs incurred in connection with our late and early stage programs, additional investments in our marketed products, an increase in upfront and milestone payments, and costs related to reorganizing a group in our research and development function. The increase in spending associated with our late stage product candidates was driven by increased clinical trial activity associated with our Factor VIII, dexpramipexole, and daclizumab product candidates as well as costs incurred in support of commercial preparatory capabilities related to Factor VIII.
At the end of December 2012, we learned that a Phase 3 trial investigating dexpramipexole in people with amyotrophic lateral sclerosis (ALS) did not meet its primary endpoint and failed to show efficacy in its key secondary endpoints. Based on these results, we have discontinued development of dexpramipexole in ALS. Prior to our decision to discontinue dexpramipexole, we had started the R&D extension program, ENVISION, and had entered into arrangements with certain suppliers for the purchase of raw materials and the supply of drug product.  These arrangements have been canceled.  We have accrued approximately $12.3 million of research and development expense, as of December 31, 2012, related to those firm commitments to purchase R&D services and inventory or to pay cancellation charges.
Research and development expense related to our early stage programs increased over the prior year comparative period primarily due to costs incurred in the advancement of our Anti-TWEAK program in lupus nephritis, our BIIB037 program for Alzheimer’s disease, our Neublastin program for neuropathic pain, an increase in spending incurred in connection with our collaboration and license agreement with Portola Pharmaceuticals, Inc. for the development of the Syk inhibitor molecule and development of STX-100 for the treatment of idiopathic pulmonary fibrosis following our recent acquisition of Stromedix, Inc.
Research and development expense for 2011 compared to 2010, reflects our efforts to allocate resources within our research and development organization consistent with our restructuring initiative, which is described under the heading Restructuring Charge, and resulted in a reduction in spending related to certain programs which were terminated or are in the process of being discontinued. These decreases were offset by research and development costs associated with initiatives to grow our business, which included increased clinical trial activity for certain of our late stage product candidates, such as dexpramipexole, Factor VIII, Factor IX, and Peginterferon. Research and development expense for 2011 compared to 2010, also reflects a reduction in milestone and upfront payments recognized within research and development expense.
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

Milestone and Upfront Payments included in Research and Development Expense
Included in total research and development expense in 2012 are charges totaling $71.0 million related to upfront payments made to Isis Pharmaceuticals, Inc. (Isis) in January, June and December 2012 upon entering into three separate agreements for the development of Isis’ antisense investigational drug ISIS-SMNRx for the treatment of spinal muscular atrophy (SMA), product candidates related to the treatment of mytonic dystrophy (DM1), and antisense therapeutics for up to three gene targets, respectively. Research and development expense in 2011 included a charge of $36.8 million related to an upfront payment made in connection with our collaboration and license agreement entered into with Portola Pharmaceuticals, Inc. Research and development expense for 2010 included the $26.4 million upfront payment made to Knopp Neurosciences, Inc. (Knopp), which became payable to Knopp upon our entering a license agreement for dexpramipexole as well as a $30.0 million milestone paid to AbbVie Biotherapeutics, Inc. upon initiation of patient enrollment in a Phase 3 trial of daclizumab in relapsing MS.
Selling, General and Administrative

	For the Years Ended December 31,			% Change
				2012 compared to 2011	2011 compared to 2010
(In millions, except percentages)	2012	2011	2010
Selling, general and administrative	$1,277.5	$1,056.1	$1,031.5	21.0%	2.4%
For 2012 compared to 2011, the increase in selling, general and administrative expense was primarily driven by costs associated with developing commercial capabilities in preparation for the potential product launches of TECFIDERA, Factor VIII and Factor IX, an increase in costs associated with the development of our sales force and promotional spending in support of FAMPYRA, an increase in sales and marketing activities in support of AVONEX and TYSABRI, and an increase in grant and sponsorship activity. The successful commercialization of FAMPYRA and potential new products require significant investments. The increase in selling, general and administrative expense was offset by the positive impact of foreign currency exchange rates.
For 2011 compared to 2010, the increase in selling, general and administrative expenses was primarily due to initiatives to grow our business, the negative impact of foreign currency exchange rates and increased sales and marketing activities in support of AVONEX and TYSABRI, as well as costs incurred in support of the potential launch of TECFIDERA, offset by a decrease in grant and sponsorship activity and savings realized through our restructuring initiatives, which are described under the heading Restructuring Charge. Selling, general and administrative expenses for 2010 also included incremental charges totaling $18.6 million, which were recognized in relation to the modification of the equity based compensation of our former Chief Executive Officer.
We remain focused on preparing for multiple potential product launches in the coming years. As discussed above, we continue to invest in the development of commercial capabilities in support of our TECFIDERA program with the expectation of a U.S. launch in the second quarter of 2013. We also have begun to make investments in the development of commercial capabilities for our hemophilia franchise.
Collaboration Profit Sharing

	For the Years Ended December 31,			% Change
				2012 compared to 2011	2011 compared to 2010
(In millions, except percentages)	2012	2011	2010
Collaboration profit sharing	$317.9	$317.8	$258.1	—%	23.1%
Collaboration profit sharing includes the portion of rest of world net operating profits to be shared with Elan under the terms of our collaboration agreement for the development, manufacture and commercialization of TYSABRI. The amount also includes the reimbursement for our portion of third-party royalties paid by Elan on behalf of the collaboration relating to rest of world sales. For 2012 compared to 2011, collaboration profit sharing expense was consistent as a portion of our revenues recognized on sales of TYSABRI in Italy were deferred, as discussed under the heading Product Revenues - TYSABRI, resulting in rest of world net operating profits being lower, offset by unit volume revenue growth. For 2011 compared to 2010, the increase in collaboration profit sharing expense was due to an increase in TYSABRI rest of world sales resulting in higher rest of world net operating profits to be shared with Elan and resulting in growth in the third-party royalties Elan paid on behalf of the collaboration. For 2012, 2011, and 2010, our collaboration profit sharing expense included $53.2 million, $55.5 million and $45.5 million related to the reimbursement of third-party royalty payments made by Elan, which start to expire in 2013. For additional information about this collaboration, please read Note 21, Collaborative and Other Relationships to our consolidated financial statements included in this report.

Amortization of Acquired Intangible Assets

	For the Years Ended December 31,			% Change
				2012 compared to 2011	2011 compared to 2010
(In millions, except percentages)	2012	2011	2010
Amortization of acquired intangible assets	$202.2	$208.6	$208.9	(3.1)%	(0.2)%
For 2012 compared to 2011, as well as for 2011 compared to 2010, the change in amortization of acquired intangible assets is primarily driven by the amount of amortization recorded in relation to our AVONEX core technology asset.
AVONEX Core Technology Asset
Our most significant intangible asset is the core technology related to our AVONEX product. Our amortization policy reflects our belief that the economic benefit of our core technology is consumed as revenue is generated from our AVONEX product. We refer to this amortization methodology as the economic consumption model. An analysis of the anticipated lifetime revenues of AVONEX is performed annually during our long range planning cycle which is completed in the third quarter of each year, and this analysis serves as the basis for the calculation of our economic consumption model.
Amortization recorded for the first and second quarters of 2010 was recorded based upon the results of the 2009 analysis. Amortization recorded in the third and fourth quarters of 2010 and the first two quarters of 2011 was recorded based upon the results of our 2010 analysis, which did not result in a significant change in the expected lifetime revenues of AVONEX from the 2009 analysis.
The results of our 2011 analysis reflected an increase in the expected lifetime revenue of AVONEX. This increase in the expected lifetime revenues of AVONEX was primarily attributable to changes in expected impact of competitor products. As a result, amortization recorded for the third and fourth quarters of 2011 and the first two quarters of 2012 decreased from those amounts recorded in the previous four quarters.
Our most recent long range planning cycle was completed in the third quarter of 2012, which reflected a small decrease in the expected lifetime revenue of AVONEX. Based upon this analysis, amortization recorded in relation to our core intangible asset for the third and fourth quarters of 2012 increased in comparison to amounts recorded in the first half of 2012.
The estimated future amortization of our core intangible asset related to AVONEX is expected to be as follows:

(In millions)	As of December 31, 2012
2013	$162.7
2014	141.4
2015	123.7
2016	103.8
2017	87.2
Total	$618.8
We monitor events and expectations regarding product performance. If there are any indications that the assumptions underlying our most recent analysis would be different than those utilized within our current estimates, our analysis would be updated and may result in a significant change in the anticipated lifetime revenue of AVONEX determined during our most recent annual review.

Fair Value Adjustment of Contingent Consideration

	For the Years Ended December 31,			% Change
				2012 compared to 2011	2011 compared to 2010
(In millions, except percentages)	2012	2011	2010
Fair value adjustment of contingent consideration	$27.2	$36.1	$—	(24.7)%	**
The consideration for certain of our acquisitions includes future payments that are contingent upon the occurrence of a particular factor or factors. For acquisitions completed after January 1, 2009, we record a contingent consideration obligation for such contingent consideration payments at its fair value on the acquisition date. We revalue our acquisition-related contingent consideration obligations each reporting period. Changes in the fair value of our contingent consideration obligations, other than changes due to payments, are recognized as a fair value adjustment of contingent consideration within our consolidated statements of income.
In connection with our acquisition of Stromedix, Inc. in March 2012, we recorded a contingent consideration obligation of $122.2 million. The fair value of this contingent consideration obligation as of December 31, 2012 was $135.3 million. The increase in the fair value of this obligation of $13.1 million since the acquisition date was primarily due to changes in the discount rate and in the probability and expected timing related to the achievement of certain developmental milestones.
Upon completion of our purchase of the noncontrolling interest in our joint venture investments in Biogen Dompé SRL and Biogen Dompé Switzerland GmbH in September 2011, we recorded a contingent consideration obligation of $38.8 million. The fair value of this contingent consideration obligation as of December 31, 2012 and 2011 was $29.8 million and $31.9 million, respectively. The decrease in the fair value of this obligation of $9.0 million since the acquisition date was primarily due to changes in the probability and expected timing related to the achievement of certain cumulative sales-based and developmental milestones and in the discount rate as well as the payment of a $4.0 million developmental milestone.
In connection with our acquisition of Biogen Idec International Neuroscience GmbH (BIN), formerly Panima Pharmaceuticals AG (Panima), in December 2010, we recorded a contingent consideration obligation of $81.2 million. The fair value of this contingent consideration obligation as of December 31, 2012 and 2011 was $128.8 million and $119.1 million, respectively. The increase in the fair value of this obligation of $47.6 million since the acquisition date was primarily due to changes in the discount rate and in the probability and expected timing related to the achievement of certain remaining developmental milestones, offset by payments of $7.5 million in developmental milestones.
Restructuring Charge

	For the Years Ended December 31,			% Change
				2012 compared to 2011	2011 compared to 2010
(In millions, except percentages)	2012	2011	2010
Restructuring charge	$2.2	$19.0	$75.2	(88.4)%	(74.7)%
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
As a result of these initiatives, we realized annual operating expense savings of which the substantial majority have been realized within research and development and selling, general and administrative expense. These savings were offset by costs associated with initiatives to grow our business. We have also increased our workforce to support our growth initiatives, including efforts to bring forward our late stage pipeline.

Costs associated with our workforce reduction primarily related to employee severance and benefits. Facility consolidation costs are primarily comprised of charges associated with closing these facilities, related lease obligations and additional depreciation recognized when the expected useful lives of certain assets have been shortened due to the consolidation and closing of related facilities and the discontinuation of certain research and development programs. As of December 31, 2012, substantially all restructuring charges have been incurred and paid.
The following table summarizes the activity of our restructuring liability:

(In millions)	Workforce Reduction	Facility Consolidation	Total
Restructuring reserve as of December 31, 2010	$60.6	$5.8	$66.4
Expense	15.8	2.4	18.2
Payments	(81.8)	(3.9)	(85.7)
Adjustments to previous estimates, net	(2.9)	—	(2.9)
Other adjustments	8.6	(3.2)	5.4
Restructuring reserve as of December 31, 2011	$0.3	$1.1	$1.4
Payments	(0.3)	(1.1)	(1.4)
Restructuring reserve as of December 31, 2012	$—	$—	$—
Acquired In-process Research and Development (IPR&D)

	For the Years Ended December 31,			% Change
				2012 compared to 2011	2011 compared to 2010
(In millions, except percentages)	2012	2011	2010
Acquired in-process research and development	$—	$—	$245.0	—%	(100.0)%
In August 2010, we entered into a license agreement with Knopp for the development, manufacture and commercialization of dexpramipexole. We have since discontinued development of dexpramipexole. As we determined that we were the primary beneficiary of this relationship, we consolidated the results of Knopp and recorded an IPR&D charge of approximately $205.0 million upon initial consolidation within our consolidated statements of income for 2010. We attributed approximately $145.0 million of the total IPR&D charge to the noncontrolling interest, representing the noncontrolling interest’s ownership interest in the equity of Knopp. For additional information related to this transaction, please read Note 20, Investments in Variable Interest Entities to our consolidated financial statements included in this report.
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
Gain on Sale of Rights

	For the Years Ended December 31,			% Change
				2012 compared to 2011	2011 compared to 2010
(In millions, except percentages)	2012	2011	2010
Gain on sale of rights	$46.8	$—	$—	**	—%
During the third quarter of 2012, we sold all of our rights, including rights to royalties, related to BENLYSTA (belimumab) to a DRI Capital managed fund (DRI). We were entitled to these rights pursuant to a license agreement with Human Genome Sciences, Inc. and GlaxoSmithKline plc. For additional information related to this transaction, please read Note 4, Gain on Sale of Rights to our consolidated financial statements included in this report.

Other Income (Expense), Net

	For the Years Ended December 31,			% Change
				2012 compared to 2011	2011 compared to 2010
(In millions, except percentages)	2012	2011	2010
Other income (expense), net	$(0.7)	$(13.5)	$(19.0)	(94.8)%	(28.9)%
For 2012 compared to 2011, the change in other income (expense), net was primarily due to an increase in interest income due to acceleration of interest imputed on originally discounted accounts receivables during the second quarter of 2012, which were collected in Spain in advance of original estimates, offset by an increase in interest expense due to a decrease in the amount of capitalized interest. Other income (expense), net in 2012 includes a gain of $9.0 million recognized upon our acquisition of Stromedix in March 2012, which was based on the value derived from the purchase price of our equity interest held in Stromedix prior to the acquisition. The amount in 2011 includes a gain of $13.8 million on the sale of stock from our strategic investments portfolio that was deemed no longer strategic.
For 2011 compared to 2010, the change in other income (expense), net was primarily due to a decrease in interest expense driven by an increase in the amount of capitalized interest and a decrease in losses recognized in our strategic investment portfolio offset by a decrease in interest income due to lower interest yields on cash, cash equivalents, and marketable securities offset by an increase in average cash balances.
For additional information related to our strategic investments, please read Note 10, Financial Instruments to our consolidated financial statements included in this report.
Income Tax Provision

	For the Years Ended December 31,			% Change
				2012 compared to 2011	2011 compared to 2010
(In millions, except percentages)	2012	2011	2010
Effective tax rate on pre-tax income	25.4%	26.0%	26.9%	(2.3)%	(3.3)%
Income tax expense	$470.6	$444.5	$331.3	5.9%	34.2%
Our effective tax rate fluctuates from year to year due to the global nature of our operations. The factors that most significantly impact our effective tax rate include variability in the allocation of our taxable earnings among multiple jurisdictions, changes in tax laws, the amount and characterization of our research and development expenses, acquisitions, and licensing transactions.
Our effective tax rate for 2012 compared to 2011 decreased primarily as a result of higher orphan drug credits for our Factor VIII, STX-100, dexpramipexole and other orphan credit eligible clinical trials, the cessation of certain intercompany royalties owed by a foreign wholly owned subsidiary to a U.S. wholly owned subsidiary on the international sales of one of our products and higher deductions related to our manufacturing activities. These decreases were partially offset by the correction of an error which had accumulated over several years in our deferred tax accounting for capitalized interest which resulted in an expense of $29.0 million.
Our effective tax rate for 2011 compared to 2010 decreased primarily due to our 2010 license and collaboration agreement with Knopp, which negatively impacted our 2010 effective tax rate due to the attribution to noncontrolling interest of $145.0 million of the associated IPR&D charge. Because the attributed amount was not an expense for tax purposes, our tax rate was unfavorably impacted by 2.8 percentage points. In addition, during 2011, we experienced an increase in research and development expenditures eligible for the orphan drug credit, a lower effective state tax rate resulting from a change in state law and the settlement of outstanding matters related to state and federal audits. These favorable items were offset by a higher percentage of our 2011 profits being earned in higher tax rate jurisdictions, principally the U.S., and a non-deductible charge for contingent consideration associated with the acquisition of Panima.
For additional information related to income taxes for 2012, 2011 and 2010, please read Note 18, Income Taxes to our consolidated financial statements included in this report.

Equity in Loss of Investee, Net of Tax

	For the Years Ended December 31,			% Change
				2012 compared to 2011	2011 compared to 2010
(In millions, except percentages)	2012	2011	2010
Equity in loss of investee, net of tax	$4.5	$—	$—	**	—%
In February 2012, we finalized an agreement with Samsung BioLogics that established an entity, Samsung Bioepis, to develop, manufacture and market biosimilar pharmaceuticals. We account for this investment under the equity method of accounting. We recognize our share of the results of operations related to our investment in Samsung Bioepis one quarter in arrears. For additional information related to this transaction, please read Note 21, Collaborative and Other Relationships to our consolidated financial statements included in this report.
Noncontrolling Interest

	For the Years Ended December 31,			% Change
				2012 compared to 2011	2011 compared to 2010
(In millions, except percentages)	2012	2011	2010
Net income (loss) attributable to noncontrolling interests, net of tax	$—	$32.3	$(106.7)	(100.0)%	(130.3)%
For 2012 compared to 2011, the change in net income attributable to noncontrolling interests, net of tax, reflects a reduction in earnings from our foreign joint ventures due to our purchase of the noncontrolling interest in our joint venture investments described below. Amounts recognized during 2011 also reflect the attribution of a $10.0 million milestone payment to Knopp upon dosing the first patient in a registrational study for dexpramipexole as well as the attribution of a $15.0 million milestone payment to Neurimmune upon our submission of an IND application for BIIB037. For 2011 compared to 2010, the change in net income attributable to noncontrolling interests, net of tax, primarily resulted from the impact of our Knopp transaction recorded in 2010, offset by a $25.0 million payment made to Cardiokine for termination of our lixivaptan collaboration agreement.
On September 6, 2011, we completed the purchase of the noncontrolling interest in our joint venture investments in Biogen Dompé SRL and Biogen Dompé Switzerland GmbH, our respective sales affiliates in Italy and Switzerland. Prior to this transaction, our consolidated financial statements reflected 100% of the operations of these joint venture investments and we recorded net income (loss) attributable to noncontrolling interests in our consolidated statements of income based on the percentage of ownership interest retained by our joint venture partners. We have continued to consolidate the operations of these entities following our purchase of the noncontrolling interest; however, as of September 6, 2011, we no longer allocate 50% of the earnings of these ventures to net income (loss) attributable to noncontrolling interests as Biogen Dompé SRL and Biogen Dompé Switzerland GmbH became wholly-owned subsidiaries of ours.
Cambridge Leases
In July 2011, we executed leases for two office buildings currently under construction in Cambridge, Massachusetts with a planned occupancy during the second half of 2013. Construction of these facilities began in late 2011. These buildings will serve as the future location of our corporate headquarters and will provide additional general and administrative and research and development office space.
As a result of our decision to relocate our corporate headquarters to Cambridge, Massachusetts, we expect to vacate part of our Weston, Massachusetts facility in the second half of 2013 upon completion of the new buildings and incur a charge between $15.0 million to $30.0 million. This estimate represents our remaining lease obligation for the vacated portion of our Weston facility, net of sublease income expected to be received. In addition, this decision has shortened the expected useful lives of certain leasehold improvements and other assets at our Weston facility and will result in approximately $15.0 million to $20.0 million of additional depreciation. As of December 31, 2012 and 2011, approximately $11.4 million and $4.7 million of this additional depreciation has been recognized.

Research Triangle Park Lease
In December 2012, we entered into an arrangement with Eisai, Inc. to lease a portion of their facility in RTP to manufacture our and Eisai's oral solid dose products and for Eisai to provide us with vial-filling services for biologic therapies and packaging services for oral solid dose products. The 10 year lease agreement, which is cancellable after 5 years and will become effective in February 2013, gives us the option to purchase the facility.
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
Our net income may also fluctuate due to the impact of our foreign currency hedging program, which is designed to mitigate, over time, a portion of the impact resulting from volatility in exchange rate changes on revenues. We use foreign currency forward contracts to manage foreign currency risk with the majority of our forward contracts used to hedge certain forecasted revenue transactions denominated in foreign currencies in the next 12 months. For a more detailed disclosure of our hedges outstanding, please read Note 11, Derivative Instruments to our consolidated financial statements included in this report. Our ability to mitigate the impact of exchange rate changes on revenues and net income diminishes as significant exchange rate fluctuations are sustained over extended periods of time. Other foreign currency gains or losses arising from our operations are recognized in the period in which we incur those gains or losses.
Pricing Pressure
Global economic conditions continue to present challenges for our industry. The global economic downturn and the deterioration of credit and economic conditions continue to impact our results of operations, particularly in countries where government-sponsored healthcare systems are the primary payers for healthcare. Global economic conditions may be further impacted by additional negative economic developments in countries such as Italy, Portugal and Spain, whose sovereign debt credit ratings have been downgraded. As a result, many countries worldwide, particularly those within the European Union, are reducing their public expenditures in an effort to achieve cost savings.
Governments in a number of international markets in which we operate, including Germany, France, Italy, the United Kingdom, Portugal and Spain have announced or implemented measures aimed at reducing healthcare costs to constrain the overall level of government expenditures. The implementation of measures varies by country and include, among other things, mandatory rebates and discounts, price reductions and suspensions on pricing increases on pharmaceuticals. Certain implemented measures negatively impacted our revenues in 2011 and 2012. We expect to see continued efforts to achieve additional reductions in public expenditures and consequently expect that our revenues and results of operations will be further negatively impacted if these, similar or more extensive measures are, or continue to be, implemented in these and other countries in which we operate. Based upon our most recent estimates, we expect that such measures will reduce our revenues in 2013 by approximately $45.0 to $60.0 million.
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
Generally, in the United States there are fewer government-imposed constraints on the pricing of pharmaceuticals. However, given current trends in health care costs, we expect increased focus on overall health care expenditures in 2013 and beyond that may result in, among other things, constraints on pharmaceutical pricing, changes in level of rebates and other reimbursement mechanisms, the permissibility of cross-border trade, and the use of comparative effectiveness research.

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
Although our contractual payment terms have not changed, over the past year we noted greater volatility in the amount and timing of collections of accounts receivable balances in certain countries. In countries where we have experienced a pattern of extended payments and we expect to collect receivables greater than one year from the time of sale, we have discounted our receivables and reduced related revenues over the period of time that we estimate those amounts will be paid using the country’s market-based borrowing rate for such period. The related receivables are classified at the time of sale as long-term assets.
Within the European Union, our accounts receivable in Spain, Italy and Portugal continue to be subject to significant payment delays due to government funding and reimbursement practices. Deteriorating credit and economic conditions have generally led to an increase in the average length of time that it takes to collect our accounts receivable in these countries, although these countries have introduced programs to pay down significantly overdue payables. Specifically during the third quarter of 2012, as part of a new program to resolve outstanding amounts long overdue, the Portuguese government paid us approximately $21.2 million, contributing to a decrease in our accounts receivable in Portugal. Also during this period, Portugal enacted legislation to limit their total expenditure on total pharmaceutical products. In recognizing revenue in Portugal, we have estimated the effect of these caps in determining our price. Similarly, in June 2012, the Spanish government paid us approximately $112.0 million, contributing to a significant decrease in our accounts receivables in Spain. Our net accounts receivable balances from product sales in Italy, Portugal and Spain totaled $207.5 million and $235.0 million as of December 31, 2012 and 2011, respectively, of which $17.6 million and $126.5 million were classified as non-current and included within investments and other assets within our consolidated balance sheets as of those dates. Approximately $11.8 million and $56.0 million of the aggregated balances for these four countries were overdue more than one year as of December 31, 2012 and 2011, respectively.
Our balance sheet exposure to Greece has been limited as we maintain no investment holdings backed by the Greek government and our only receivables in this market are due from our distributor, which totaled approximately $0.6 million and $4.0 million as of December 31, 2012 and 2011, respectively. These receivables remain current and in compliance with their contractual due dates. However, due to the current uncertainty, we recognize sales in Greece on a cash collection basis.
We believe that our allowance for doubtful accounts was adequate as of December 31, 2012 and 2011, respectively. However, if significant changes occur in the availability of government funding or the reimbursement practices of these or other governments, we may not be able to collect on amounts due to us from customers in such countries and our results of operations could be adversely affected.

Financial Condition and Liquidity
Our financial condition is summarized as follows:

	As of December 31,		% Change
(In millions, except percentages)	2012	2011	2012 compared to 2011
Financial assets:
Cash and cash equivalents	$570.7	$514.5	10.9%
Marketable securities — current	1,135.0	1,176.1	(3.5)%
Marketable securities — non-current	2,036.7	1,416.7	43.8%
Total cash, cash equivalents and marketable securities	$3,742.4	$3,107.3	20.4%
Borrowings:
Current portion of notes payable and line of credit	$453.4	$3.3	**
Notes payable, line of credit, and other financing arrangements	687.4	1,060.8	(35.2)%
Total borrowings	$1,140.8	$1,064.1	7.2%
Working Capital:
Current assets	$3,244.3	$2,975.4	9.0%
Current liabilities	(1,657.4)	(912.9)	81.6%
Total working capital	$1,586.9	$2,062.5	(23.1)%
For the year ended December 31, 2012, certain significant cash flows were as follows:

•	$133.2 million in cash collections on accounts receivable balances in Spain and Portugal as part of new programs to resolve outstanding amounts long overdue;

•	$67.5 million in proceeds from the issuance of stock for share-based compensation arrangements;

•	$46.8 million in proceeds from the sale of our royalty and other rights to BENLYSTA;

•	$984.7 million used for share repurchases;

•	$526.6 million in total payments for income taxes;

•	$254.5 million used for purchases of property, plant and equipment;

•	$72.4 million of net cash paid for the acquisition of Stromedix, Inc.;

•	$71.0 million in upfront payments made to Isis, recognized as research and development expense, pursuant to our collaboration agreements dated January, June, and December 2012; and

•	$32.1 million in contributions made to Samsung Bioepis.
For the year ended December 31, 2011, certain significant cash flows were as follows:

•	$314.7 million in proceeds from the issuance of stock for share-based compensation arrangements;

•	$104.6 million in proceeds received from Dompé Farmaceutici SpA for the purchase of Biogen Dompé SRL’s outstanding receivables;

•	$43.5 million in proceeds received from the sale of strategic investments and long-lived assets;

•	$498.0 million used for share repurchases;

•	$332.7 million in total payments for income taxes;

•	$208.0 million used for purchases of property, plant and equipment;

•	$148.3 million of payments made for the purchase of the noncontrolling interest in our joint venture investments in Biogen Dompé SRL and Biogen Dompé Switzerland GmbH;

•	$36.8 million in upfront payment to Portola under our October 2011 license agreement and a $8.2 million investment in the equity of Portola;

•	$25.0 million milestone payment made to Acorda capitalized as an intangible asset.
We have historically financed our operating and capital expenditures primarily through cash flows earned through our operations. We expect to continue funding our current and planned operating requirements principally through our cash flows from operations, as well as our existing cash resources. We believe that existing funds, when combined with cash generated from operations and our access to additional financing resources, if needed, are sufficient to satisfy our operating, working capital, strategic alliance, milestone payment, capital expenditure and debt service requirements for the foreseeable future. In addition, we may choose to opportunistically return cash to shareholders and pursue other business initiatives, including acquisition and licensing activities. We may, from time to time, also seek additional funding through a combination of new collaborative agreements, strategic alliances and additional equity and debt financings or from other sources should we identify a significant new opportunity.
We consider the unrepatriated cumulative earnings of certain of our foreign subsidiaries to be invested indefinitely outside the U.S. Of the total cash, cash equivalents and marketable securities at December 31, 2012, approximately $1.4 billion was generated from operations in foreign jurisdictions and is intended for use in our foreign operations or in connection with business development transactions outside of the U.S. In managing our day-to-day liquidity in the U.S., we do not rely on the unrepatriated earnings as a source of funds and we have not provided for U.S. federal or state income taxes on these undistributed foreign earnings.
For additional information related to certain risks that could negatively impact our financial position or future results of operations, please read the “Risk Factors” and “Quantitative and Qualitative Disclosures About Market Risk” sections of this report.
Share Repurchase Programs
In February 2011, our Board of Directors authorized the repurchase of up to 20.0 million shares of common stock. This authorization does not have an expiration date. In 2012, approximately 7.8 million shares were repurchased at a cost of $984.7 million.
We repurchased approximately 6.0 million shares at a cost of approximately $498.0 million under the 2011 authorization in 2011.
Approximately 6.2 million shares of our common stock remain available for repurchase under the 2011 authorization.
Cash, Cash Equivalents and Marketable Securities
Until required for another use in our business, we invest our cash reserves in bank deposits, certificates of deposit, commercial paper, corporate notes, U.S. and foreign government instruments and other interest bearing marketable debt instruments in accordance with our investment policy. We mitigate credit risk in our cash reserves and marketable securities by maintaining a well-diversified portfolio that limits the amount of exposure as to institution, maturity, and investment type. We also limit our exposure to European sovereign debt securities and maintain no holdings with respect to certain euro-zone states, such as Portugal, Italy, Greece, and Spain. The value of our investments, however, may be adversely affected by increases in interest rates, downgrades in the credit rating of the corporate bonds included in our portfolio, instability in the global financial markets that reduces the liquidity of securities included in our portfolio, and by other factors which may result in declines in the value of the investments. Each of these events may cause us to record charges to reduce the carrying value of our investment portfolio if the declines are other-than-temporary or sell investments for less than our acquisition cost which could adversely impact our financial position and our overall liquidity. For a summary of the fair value and valuation methods of our marketable securities please read Note 9, Fair Value Measurements to our consolidated financial statements included in this report.
The increase in cash, cash equivalents and marketable securities from December 31, 2011 is primarily due to net cash flows provided by operating activities and proceeds from the issuance of stock for share-based compensation arrangements offset by share repurchases, costs associated with a business acquisition and new license agreements and purchases of property, plant and equipment.

Borrowings
In June 2012 our $360.0 million senior unsecured revolving credit facility expired and was not renewed.
We have $450.0 million aggregate principal amount of 6.0% Senior Notes due March 1, 2013 and $550.0 million aggregate principal amount of 6.875% Senior Notes due March 1, 2018.
In connection with our 2006 distribution agreement with Fumedica, we issued notes totaling 61.4 million Swiss Francs which were payable to Fumedica in varying amounts from June 2008 through June 2018. Our remaining note payable to Fumedica had a present value of 16.4 million Swiss Francs ($17.9 million) and 18.6 million Swiss Franc ($19.7 million) as of December 31, 2012 and 2011, respectively.
For a summary of the fair and carrying values of our outstanding borrowings as of December 31, 2012 and 2011, please read Note 9, Fair Value Measurements to our consolidated financial statements included in this report.
Working Capital
We define working capital as current assets less current liabilities. The decrease in working capital from December 31, 2011 reflects an increase in total current assets of $268.9 million offset by a greater increase in total current liabilities of $744.5 million. The increase in total current liabilities primarily resulted from the inclusion of our 6.0% Senior Notes, which are due March 1, 2013, as a component of total current liabilities. The increase in total current assets was primarily driven by an increase in inventory and accounts receivables offset by a decrease in our total financial assets classified as current.
Cash Flows
Our net cash flows are summarized as follows:

	For the Years Ended December 31,			% Change
				2012 compared to 2011	2011 compared to 2010
(In millions, except percentages)	2012	2011	2010
Net cash flows provided by operating activities	$1,879.9	$1,727.7	$1,624.7	8.8%	6.3%
Net cash flows (used in) provided by investing activities	$(950.3)	$(1,650.3)	$345.3	(42.4)%	**
Net cash flows used in financing activities	$(877.5)	$(319.9)	$(1,784.9)	**	(82.1)%
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

•	Changes associated with the fair value of contingent milestones associated with our acquisitions of businesses and payments related to collaborations.
For 2012 compared to 2011, the increase in cash provided by operating activities was driven by an increase in net income, primarily resulting from increased product revenue, and higher accrued balances offset by an increase in deferred income taxes and inventory balances.
For 2011 compared to 2010, the increase in cash provided by operating activities was driven by an increase in net income primarily resulting from increased product revenues and $104.6 million in proceeds from Dompé Farmaceutici SpA for the purchase of Biogen Dompé SRL’s outstanding receivables, offset by increased inventory balances and lower liabilities.

Investing Activities
For 2012 compared to 2011, the increase in net cash flows provided by investing activities is primarily due to a decrease in the net purchases of marketable securities offset by the net cash paid for the acquisition of Stromedix. Net purchases of marketable securities totaled $584.8 million in 2012, compared to $1,420.3 million in 2011.
For 2011 compared to 2010, the decrease in net cash flows provided by investing activities is primarily due to an increase in the net purchases of marketable securities. Net purchases of marketable securities totaled $1,420.3 million in 2011, compared to net proceeds received from sales and maturities of marketable securities totaling $680.3 million in 2010. Net cash flows used in investing activities for 2010 also reflect $85.0 million in net payments made to Knopp under our 2010 license and stock purchase agreements.
Financing Activities
For 2012 compared to 2011, the increase in net cash flows used in financing activities is due primarily to an increase in the amounts of our common stock we repurchased as well as a decrease in proceeds from the issuance of stock for share-based compensation arrangements. We received $67.5 million in 2012, compared to $314.7 million in 2011, related to stock option exercises and stock issuances under our employee stock purchase plan.
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
Contractual Obligations and Off-Balance Sheet Arrangements
Contractual Obligations
The following table summarizes our contractual obligations as of December 31, 2012, excluding amounts related to uncertain tax positions, amounts payable to tax authorities, funding commitments, contingent milestone payments, contingent consideration and our financing arrangements, as described below.

	Payments Due by Period
(In millions)	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	After 5 Years
Non-cancellable operating leases (1), (2)	$654.8	$45.6	$112.2	$98.8	$398.2
Notes payable (3)	1,218.0	495.8	81.9	81.2	559.1
Purchase and other obligations (4)	97.5	92.1	4.4	0.7	0.3
Defined benefit obligation	36.4	—	—	—	36.4
Total contractual obligations	$2,006.7	$633.5	$198.5	$180.7	$994.0

(1)
We lease properties and equipment for use in our operations. In addition to rent, the leases may require us to pay additional amounts for taxes, insurance, maintenance and other operating expenses. Amounts reflected within the table, detail future minimum rental commitments under non-cancelable operating leases as of December 31 for each of the periods presented.

(2)
Includes future minimum rental commitments related to leases executed for two buildings currently under construction in Cambridge, Massachusetts, with a planned occupancy during the second half of 2013. For additional information related to our leases in Cambridge, Massachusetts, please read Note 12, Property, Plant and Equipment to our consolidated financial statements included in this report.

Includes future minimum rental commitments of $9.3 million related to our lease arrangement with Eisai. The 10 year lease agreement, which is cancellable after 5 years and will become effective in February 2013, gives us the option to purchase the facility.

(3)	Notes payable includes principal and interest payments.

(4)
Purchase and other obligations include our obligations of approximately $14.4 million related to the fair value of net liabilities on derivative contracts due in less than one year, approximately $5.4 million related to fixed obligations for the purchase of natural gas and approximately $4.0 million related to obligations for communication services.

Tax Related Obligations
We exclude liabilities pertaining to uncertain tax positions from our summary of contractual obligations as we cannot make a reliable estimate of the period of cash settlement with the respective taxing authorities. As of December 31, 2012, we have approximately $71.7 million of liabilities associated with uncertain tax positions.
Other Funding Commitments
As of December 31, 2012, our cash contributions to Samsung Bioepis totaled 36.0 billion South Korean won (approximately $32.1 million). We are obligated to fund an additional 13.5 billion South Korean won (approximately
$12.5 million), which is due within the next year. For additional information related to our relationship with Samsung Bioepis, please read Note 21, Collaborative and Other Relationships to our consolidated financial statements included in this report.
As of December 31, 2012, we have funding commitments of up to approximately $11.6 million as part of our investment in biotechnology oriented venture capital funds.
As of December 31, 2012, we have several on-going clinical studies in various clinical trial stages. Our most significant clinical trial expenditures are to clinical research organizations (CROs). The contracts with CROs are generally cancellable, with notice, at our option. We have recorded accrued expenses of approximately $26.5 million on our consolidated balance sheet for expenditures incurred by CROs as of December 31, 2012. We have approximately $440.0 million in cancellable future commitments based on existing CRO contracts as of December 31, 2012.
Contingent Milestone Payments
Based on our development plans as of December 31, 2012, we have committed to make potential future milestone payments to third parties of up to approximately $1.5 billion as part of our various collaborations, including licensing and development programs. Payments under these agreements generally become due and payable only upon achievement of certain development, regulatory or commercial milestones. Because the achievement of these milestones had not occurred as of December 31, 2012, such contingencies have not been recorded in our financial statements.
We anticipate that we may pay approximately $14.5 million of milestone payments in 2013, provided various development, regulatory or commercial milestones are achieved. Amounts related to contingent milestone payments are not considered contractual obligations as they are contingent on the successful achievement of certain development, regulatory approval and commercial milestones. These milestones may not be achieved.
Contingent Consideration
In connection with our purchase of the noncontrolling interests in our joint venture investments in Biogen Dompé SRL and Biogen Dompé Switzerland GmbH and our acquisitions of Stromedix, Biogen Idec International Neuroscience GmbH, Biogen Idec Hemophilia Inc., and Fumapharm AG, we agreed to make additional payments of up to approximately $1.0 billion based upon the achievement of certain milestone events. These milestones may not be achieved.
As the acquisitions of the noncontrolling interests in our joint venture investments and our acquisitions of Stromedix and Biogen Idec International Neuroscience GmbH occurred after January 1, 2009, we record contingent consideration liabilities at their fair value on the acquisition date and revalue these obligations each reporting period. For additional information related to these transactions please read Note 2, Acquisitions, to these consolidated financial statements.
In connection with our acquisition of Biogen Idec Hemophilia Inc. (BIH), formerly Syntonix in January 2007, we agreed to pay up to an additional $80.0 million if certain milestone events associated with the development of BIH’s lead product, long-lasting recombinant Factor IX are achieved. The first $40.0 million contingent payment was achieved in the first quarter of 2010. An additional $20.0 million contingent payment will occur if prior to the tenth anniversary of the closing date, the FDA grants approval of a Biologic License Application for Factor IX. A second $20.0 million contingent payment will occur if prior to the tenth anniversary of the closing date, a marketing authorization is granted by the EMA for Factor IX. For additional information related to our acquisition of BIH, please read Note 2, Acquisitions to our consolidated financial statements included in this report.

In 2006, we acquired Fumapharm AG. As part of this acquisition we acquired FUMADERM and TECFIDERA (together, Fumapharm Products). We paid $220.0 million upon closing of the transaction and will pay an additional $15.0 million if a Fumapharm Product is approved for MS in the U.S. or E.U. We would also be required to make the following additional milestone payments to Fumapharm AG based on the attainment of certain sales levels of Fumapharm Products, less certain costs as defined in the acquisition agreement:

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
These payments will be accounted for as an increase to goodwill as incurred, in accordance with the accounting standard applicable to business combinations when we acquired Fumapharm. Payments are due within 30 days following the end of the quarter in which the applicable sales level has been reached and are based upon the total sales of Fumapharm Products in the prior twelve month period.
Financing Arrangement
In July 2011, we executed leases for two office buildings currently under construction in Cambridge, Massachusetts with a planned occupancy during the second half of 2013. Construction of these facilities began in late 2011. In accordance with accounting guidance applicable to entities involved with the construction of an asset that will be leased when the construction is completed, we are considered the owner of these properties during the construction period. Accordingly, we record an asset along with a corresponding financing obligation on our consolidated balance sheet for the amount of total project costs incurred related to the construction in progress for these buildings through completion of the construction period. Upon completion of the buildings, we will assess and determine if the assets and corresponding liabilities should be derecognized. As of December 31, 2012 and 2011, cost incurred by the developer in relation to the construction of these buildings totaled approximately $86.5 million and $2.2 million, respectively.
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
Legal Matters
For a discussion of legal matters as of December 31, 2012, please read Note 22, Litigation to our consolidated financial statements included in this report.
Critical Accounting Estimates
The preparation of our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. (U.S. GAAP), requires us to make estimates, judgments and assumptions that may affect the reported amounts of assets, liabilities, equity, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe are reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. We evaluate our estimates, judgments and assumptions on an ongoing basis. Actual results may differ from these estimates under different assumptions or conditions.

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
Revenues from Unconsolidated Joint Business
We collaborate with Genentech on the development and commercialization of RITUXAN. Revenues from unconsolidated joint business consist of (1) our share of pre-tax co-promotion profits in the U.S.; (2) reimbursement of our selling and development expense in the U.S.; and (3) revenue on sales of RITUXAN in the rest of world, which consists of our share of pre-tax co-promotion profits in Canada and royalty revenue on sales of RITUXAN outside the U.S. and Canada by F. Hoffmann-La Roche Ltd. (Roche) and its sublicensees. Pre-tax co-promotion profits are calculated and paid to us by Genentech in the U.S. and by Roche in Canada. Pre-tax co-promotion profits consist of U.S. and Canadian sales of RITUXAN to third-party customers net of discounts and allowances less the cost to manufacture RITUXAN, third-party royalty expenses, and distribution, selling and marketing, and joint development expenses incurred by Genentech, Roche and us. We record our share of the pre-tax co-promotion profits in Canada and royalty revenues on sales of RITUXAN outside the U.S. on a cash basis. Additionally, our share of the pre-tax co-promotion profits in the U.S. includes estimates made by Genentech and us and those estimates are subject to change. Actual results may ultimately differ from our estimates.
Reserves for Discounts and Allowances
We establish reserves for trade term discounts, wholesaler incentives, Medicaid and managed care rebates, VA and PHS discounts, product returns and other governmental discounts or applicable allowances associated with the implementation of pricing actions in certain of international markets in which we operate. These reserves are based on estimates of the amounts earned or to be claimed on the related sales. Our estimates take into consideration our historical experience, current contractual and statutory requirements, specific known market events and trends and forecasted customer buying patterns. If actual results vary, we may need to adjust these estimates, which could have an effect on earnings in the period of the adjustment. The estimates we make with respect to these allowances represent the most significant judgments with regard to revenue recognition.
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
Concentrations of Credit Risk
The majority of our receivables arise from product sales in the United States and Europe and are primarily due from wholesale distributors, public hospitals and other government entities. We monitor the financial performance and credit worthiness of our large customers so that we can properly assess and respond to changes in their credit profile. We continue to monitor economic conditions, including the volatility associated with international economies, and associated impacts on the relevant financial markets and our business, especially in light of the global economic downturn. The credit and economic conditions within many of the international markets in which we operate, particularly in certain countries throughout Europe, such as Italy, Spain and Portugal, have continued to deteriorate throughout 2012. These conditions have resulted in, and may continue to result in, an increase in the average length of time that it takes to collect on our accounts receivable outstanding in these countries.

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
For additional information related to our concentration of credit risk associated with our accounts receivable balances, please read the subsection above entitled “Credit Risk” in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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
Clinical Trial Expenses
Clinical trial expenses include expenses associated with CROs. The invoicing from CROs for services rendered can lag several months. We accrue the cost of services rendered in connection with CRO activities based on our estimate of site management, monitoring costs, and project management costs. We maintain regular communication with our CROs to gauge the reasonableness of our estimates. Differences between actual clinical trial expenses and estimated clinical trial expenses recorded have not been material and are adjusted for in the period in which they become known. We also accrue the costs of ongoing clinical trials associated with programs that have been terminated or discontinued for which there is no future economic benefit at the time the decision is made to terminate or discontinue the program.
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
Inventory
Inventories are stated at the lower of cost or market with cost determined in a manner that approximates the first-in, first-out (FIFO) method. Included in inventory are raw materials used in the production of multiple pre-clinical and clinical products, which are expensed as research and development costs when consumed.
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
We expense previously capitalized costs related to pre-approval inventory upon a change in such judgment, due to, among other potential factors, a denial or significant delay of approval by necessary regulatory bodies. As of December 31, 2012, $38.3 million of our inventory, including costs associated with our TECFIDERA, Serum-Free AVONEX, Factor VIII and Factor IX programs, have been capitalized in advance of regulatory approval. As of December 31, 2011, the carrying value of our inventory did not include any costs associated with products that had not yet received regulatory approval.
There is a risk inherent in these judgments and any changes we make in these judgments may have a material impact on our results in future periods.
Obsolescence and Unmarketable Inventory
We periodically review our inventories for excess or obsolete inventory and write-down obsolete or otherwise unmarketable inventory to its estimated net realizable value. If the actual net realizable value is less than that estimated by us, or if it is determined that inventory utilization will further diminish based on estimates of demand, additional inventory write-downs may be required. Additionally, our products are subject to strict quality control and monitoring which we perform throughout the manufacturing process. In the event that certain batches or units of product no longer meet quality specifications or become obsolete due to expiration, we will record a charge to cost of sales to write-down any obsolete or otherwise unmarketable inventory to its estimated net realizable value. In all cases, product inventory is carried at the lower of cost or its estimated net realizable value.
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

Impairment and Amortization of Long-lived Assets and Accounting for Goodwill
Long-lived Assets Other than Goodwill
Long-lived assets to be held and used, including property plant and equipment as well as intangible assets, including IPR&D and trademarks, totaled approximately $3,373.8 million as of December 31, 2012 and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. We review our intangible assets with indefinite lives for impairment annually, as of October 31, and whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.
When performing our impairment assessment, we first assess qualitative factors to determine whether it is necessary to recalculate the fair value of our intangible assets with indefinite lives. If we believe, as a result of the qualitative assessment, that it is more-likely-than-not that the fair value of our intangible assets with indefinite lives is less than its carrying amount, we calculate the fair value using the same methodology as described above. If the carrying value of our intangible assets with indefinite lives exceeds its fair value, then the intangible asset is written-down to their fair values.
Our most significant intangible asset is the core technology related to our AVONEX product. We believe the economic benefit of our core technology is consumed as revenue is generated from our AVONEX product, which we refer to as the economic consumption amortization model. This amortization methodology involves calculating a ratio of actual current period sales to total anticipated sales for the life of the product and applying this ratio to the carrying amount of the intangible asset. An analysis of the anticipated product sales of AVONEX is performed at least annually during our long range planning cycle, and this analysis serves as the basis for the calculation of our economic consumption amortization model. This analysis is based upon certain assumptions that we evaluate on a periodic basis, such as the anticipated product sales of AVONEX and AVONEX related products and expected impact of competitor products and our own pipeline product candidates, as well as the issuance of new patents or the extension of existing patents. We completed our most recent long range planning cycle in the third quarter of 2012.
We monitor events and expectations regarding product performance. If there are any indications that the assumptions underlying our most recent analysis would be different than those utilized within our current estimates, our analysis would be updated and may result in a significant change in the anticipated lifetime revenue of AVONEX determined during our most recent annual review.
We did not recognize an impairment charge related to our long-lived assets during 2012, 2011 and 2010.
Goodwill
Goodwill totaled approximately $1,201.3 million as of December 31, 2012, and relates largely to amounts that arose in connection with the merger of Biogen, Inc. and IDEC Pharmaceuticals Corporation. Our goodwill balances represent the difference between the purchase price and the fair value of the identifiable tangible and intangible net assets when accounted for using the purchase method of accounting.
We assess our goodwill balance within our single reporting unit annually, as of October 31, and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable to determine whether any impairment in this asset may exist and, if so, the extent of such impairment. We first assess qualitative factors to determine whether it is necessary to perform the current two-step impairment test. If we believe, as a result of the qualitative assessment, that it is more-likely-than-not that the fair value of our reporting unit is less than its carrying amount, the quantitative two-step impairment test is required; otherwise, no further testing is required. In the first step, we compare the fair value of our reporting unit to its carrying value. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of our reporting unit, then the second step of the impairment test is performed in order to determine the implied fair value of our reporting unit’s goodwill. If the carrying value of our reporting unit’s goodwill exceeds its implied fair value, then the company records an impairment loss equal to the difference.
We completed our required annual impairment test in the fourth quarter of 2012, 2011 and 2010 and determined in each of those periods that the carrying value of goodwill was not impaired. In each year, the fair value of our reporting unit, which includes goodwill, was significantly in excess of the carry value of our reporting unit.

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
As noted in Note 9, Fair Value Measurements to our consolidated financial statements, a majority of our financial assets have been classified as Level 2. These assets have been initially valued at the transaction price and subsequently valued utilizing third party pricing services. The pricing services use many observable market inputs to determine value, including reportable trades, benchmark yields, credit spreads, broker/dealer quotes, bids, offers, current spot rates and other industry and economic events. We validate the prices provided by our third party pricing services by understanding the models used, obtaining market values from other pricing sources and analyzing pricing data in certain instances.
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

Contingent Consideration
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
As of December 31, 2012, our non-U.S. subsidiaries’ undistributed foreign earnings included in consolidated retained earnings and other basis differences aggregated approximately $3.3 billion. We intend to reinvest these earnings indefinitely in operations outside the U.S.; however, if we decide to repatriate funds in the future to execute our growth initiatives or to fund any other liquidity needs, the resultant tax consequences would negatively impact our results of operations. The residual U.S. tax liability, if such amounts were remitted, would be between $800 million to $900 million as of December 31, 2012.
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
We have operations or maintain distribution relationships in the U.S., Europe, Middle East, Canada, Central and South America, Australia, New Zealand, Japan, China, India and elsewhere in Asia in connection with the sale of AVONEX and TYSABRI and in Germany in connection with the sale of FUMADERM. FAMPYRA is commercially available throughout the European Union and in Canada, Australia, New Zealand, Israel and South Korea. In addition, we receive royalty revenues based on worldwide product sales by our licensees and through Genentech on sales of RITUXAN in the rest of world. As a result, our financial position, results of operations and cash flows can be affected by market fluctuations in foreign exchange rates, primarily with respect to the Euro, Canadian dollar, Swiss franc, Danish krone, Swedish krona, British pound, and Japanese yen.
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
The following quantitative information includes the impact of currency movements on forward contracts used in both programs. As of December 31, 2012 and 2011, a hypothetical adverse 10% movement in foreign exchange rates compared to the U.S. dollar across all maturities (for example, a strengthening of the Euro) would result in a hypothetical decrease in the fair value of forward contracts of approximately $76.7 million and $79.6 million, respectively. Our use of this methodology to quantify the market risk of such instruments should not be construed as an endorsement of its accuracy or the accuracy of the related assumptions. The quantitative information about market risk is limited because it does not take into account all foreign currency operating transactions.
In addition, the fair value of our marketable securities is subject to change as a result of potential changes in market interest rates. The potential change in fair value for interest rate sensitive instruments has been assessed on a hypothetical 100 basis point adverse movement across all maturities. As of December 31, 2012 and 2011, we estimate that such hypothetical adverse 100 basis point movement would result in a hypothetical loss in fair value of approximately $23.8 million and $17.9 million, respectively, to our interest rate sensitive instruments.
The returns from cash, cash equivalents and marketable securities will vary as short-term interest rates change. A 100 basis-point adverse movement (decrease) in short-term interest rates would decrease interest income by approximately $17.5 million and $14.8 million as of December 31, 2012 and 2011, respectively.

Item 8.	Consolidated Financial Statements and Supplementary Data
The information required by this Item 8 is contained on pages F-1 through F-67 of this report and is incorporated herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
Disclosure Controls and Procedures and Internal Control over Financial Reporting
Controls and Procedures
We have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of December 31, 2012. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that (a) the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (b) such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act as a process designed by, or under the supervision of, a company’s principal executive and principal financial officers and effected by a company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that:

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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.
Based on our assessment, our management has concluded that, as of December 31, 2012, our internal control over financial reporting is effective based on those criteria.
The effectiveness of our internal control over financial reporting as of December 31, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

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
The response to the remainder of this item is incorporated by reference from the discussion responsive thereto in the sections entitled “Proposal 1 — Election of Directors,” “Corporate Governance,” “Stock Ownership — Section 16(a) Beneficial Ownership Reporting Compliance” and “Miscellaneous — Stockholder Proposals” contained in the proxy statement for our 2013 annual meeting of stockholders.

Item 11.	Executive Compensation
The response to this item is incorporated by reference from the discussion responsive thereto in the sections entitled “Executive Compensation and Related Information” and “Corporate Governance” contained in the proxy statement for our 2013 annual meeting of stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The response to this item is incorporated by reference from the discussion responsive thereto in the sections entitled “Stock Ownership” and “Equity Compensation Plan Information” contained in the proxy statement for our 2013 annual meeting of stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The response to this item is incorporated by reference from the discussion responsive thereto in the sections entitled “Certain Relationships and Related Person Transactions” and “Corporate Governance” contained in the proxy statement for our 2013 annual meeting of stockholders.

Item 14.	Principal Accountant Fees and Services
The response to this item is incorporated by reference from the discussion responsive thereto in the section entitled “Proposal 2 — Ratification of the Selection of our Independent Registered Public Accounting Firm” contained in the proxy statement for our 2013 annual meeting of stockholders.

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
Date: February 5, 2013

Pursuant to the requirements the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/S/ GEORGE A. SCANGOS	Director and Chief Executive Officer (principal executive officer)	February 5, 2013
George A. Scangos

/S/ PAUL J. CLANCY	Executive Vice President, Finance and Chief Financial Officer (principal financial officer)	February 5, 2013
Paul J. Clancy

/S/ GREGORY F. COVINO	Vice President, Finance, Chief Accounting Officer and Controller (principal accounting officer)	February 5, 2013
Gregory F. Covino

/S/ WILLIAM D. YOUNG	Director and Chairman of the Board of Directors	February 5, 2013
William D. Young

/S/ ALEXANDER J. DENNER	Director	February 5, 2013
Alexander J. Denner

/S/ CAROLINE D. DORSA	Director	February 5, 2013
Caroline D. Dorsa

/S/ NANCY L. LEAMING	Director	February 5, 2013
Nancy L. Leaming

/S/ RICHARD C. MULLIGAN	Director	February 1, 2013
Richard C. Mulligan

/S/ ROBERT W. PANGIA	Director	February 5, 2013
Robert W. Pangia

/S/ STELIOS PAPADOPOULOS	Director	February 5, 2013
Stelios Papadopoulos

/S/ BRIAN S. POSNER	Director	February 5, 2013
Brian S. Posner

/S/ ERIC K. ROWINSKY	Director	February 5, 2013
Eric K. Rowinsky

/S/ LYNN SCHENK	Director	February 5, 2013
Lynn Schenk

/S/ STEPHEN A. SHERWIN	Director	February 5, 2013
Stephen A. Sherwin

BIOGEN IDEC INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS

See accompanying notes to these consolidated financial statements.

BIOGEN IDEC INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	For the Years Ended December 31,
	2012	2011	2010
Revenues:
Product, net	$4,166,074	$3,836,117	$3,470,056
Unconsolidated joint business	1,137,923	996,597	1,077,244
Other	212,464	215,920	169,123
Total revenues	5,516,461	5,048,634	4,716,423
Cost and expenses:
Cost of sales, excluding amortization of acquired intangible assets	545,494	466,780	400,262
Research and development	1,334,919	1,219,602	1,248,604
Selling, general and administrative	1,277,465	1,056,133	1,031,540
Collaboration profit sharing	317,895	317,771	258,071
Amortization of acquired intangible assets	202,204	208,566	208,928
Fair value adjustment of contingent consideration	27,202	36,065	—
Restructuring charge	2,225	19,026	75,153
Acquired in-process research and development	—	—	244,976
Total cost and expenses	3,707,404	3,323,943	3,467,534
Gain on sale of rights	46,792	—	—
Income from operations	1,855,849	1,724,691	1,248,889
Other income (expense), net	(744)	(13,477)	(18,983)
Income before income tax expense and equity in loss of investee, net of tax	1,855,105	1,711,214	1,229,906
Income tax expense	470,554	444,528	331,333
Equity in loss of investee, net of tax	4,518	—	—
Net income	1,380,033	1,266,686	898,573
Net income (loss) attributable to noncontrolling interests, net of tax	—	32,258	(106,700)
Net income attributable to Biogen Idec Inc.	$1,380,033	$1,234,428	$1,005,273
Net income per share:
Basic earnings per share attributable to Biogen Idec Inc.	$5.80	$5.09	$3.98
Diluted earnings per share attributable to Biogen Idec Inc.	$5.76	$5.04	$3.94
Weighted-average shares used in calculating:
Basic earnings per share attributable to Biogen Idec Inc.	237,938	242,395	252,307
Diluted earnings per share attributable to Biogen Idec Inc.	239,740	245,033	254,867

See accompanying notes to these consolidated financial statements.

BIOGEN IDEC INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	For the Years Ended December 31,
	2012	2011	2010
Net income	$1,380,033	$1,234,428	$1,005,273
Other comprehensive income:
Unrealized gains (losses) on securities available for sale:
Unrealized gains (losses) recognized during the period, net of tax of $2,940, $133 and $6,345	5,080	(224)	10,775
Less: reclassification adjustment for gains (losses) included in net income, net of tax of $486, $7,155 and $5,656	(903)	(12,184)	(9,631)
Unrealized gains (losses) on securities available for sale, net of tax of $2,454, $7,288 and $689	4,177	(12,408)	1,144
Unrealized gains (losses) on foreign currency forward contracts:
Unrealized gains (losses) recognized during the period, net of tax of $1,396, $3,647 and $1,268	(11,808)	32,830	(9,767)
Less: reclassification adjustment for gains (losses) included in net income, net of tax of $3,360, $1,268 and $304	(31,713)	9,767	(1,502)
Unrealized gains (losses) on foreign currency forward contracts, net of tax of $4,756, $4,915 and $964	(43,521)	42,597	(11,269)
Unrealized gains (losses) on pension benefit obligation, net of tax	(12,656)	(9,280)	(1,942)
Currency translation adjustment	23,230	(25,834)	(60,039)
Total other comprehensive income (loss), net of tax	(28,770)	(4,925)	(72,106)
Comprehensive income	1,351,263	1,229,503	933,167
Comprehensive income attributable to noncontrolling interests, net of tax	65	37,161	(108,940)
Comprehensive income attributable to Biogen Idec Inc.	$1,351,328	$1,266,664	$824,227

See accompanying notes to these consolidated financial statements.

BIOGEN IDEC INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	As of December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$570,721	$514,542
Marketable securities	1,134,989	1,176,115
Accounts receivable, net	686,848	584,603
Due from unconsolidated joint business	268,395	228,724
Inventory	447,373	326,843
Other current assets	136,011	144,600
Total current assets	3,244,337	2,975,427
Marketable securities	2,036,658	1,416,737
Property, plant and equipment, net	1,742,226	1,571,387
Intangible assets, net	1,631,547	1,608,191
Goodwill	1,201,296	1,146,314
Investments and other assets	274,054	331,548
Total assets	$10,130,118	$9,049,604
LIABILITIES AND EQUITY
Current liabilities:
Current portion of notes payable and line of credit	$453,379	$3,292
Taxes payable	20,066	45,939
Accounts payable	203,999	186,448
Accrued expenses and other	979,945	677,210
Total current liabilities	1,657,389	912,889
Notes payable, line of credit and other financing arrangements	687,396	1,060,808
Long-term deferred tax liability	217,272	248,644
Other long-term liabilities	604,266	400,276
Total liabilities	3,166,323	2,622,617
Commitments and contingencies
Equity:
Biogen Idec Inc. shareholders’ equity
Preferred stock, par value $0.001 per share	—	—
Common stock, par value $0.0005 per share	127	128
Additional paid-in capital	3,854,525	4,185,048
Accumulated other comprehensive income (loss)	(55,305)	(26,535)
Retained earnings	4,486,794	3,106,761
Treasury stock, at cost; 17,655 shares and 13,518 shares, respectively	(1,324,618)	(839,903)
Total Biogen Idec Inc. shareholders’ equity	6,961,523	6,425,499
Noncontrolling interests	2,272	1,488
Total equity	6,963,795	6,426,987
Total liabilities and equity	$10,130,118	$9,049,604

See accompanying notes to these consolidated financial statements.

BIOGEN IDEC INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Years Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net income	$1,380,033	$1,266,686	$898,573
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization of property, plant and equipment, and intangible assets	365,648	358,933	355,744
Acquired in-process research and development	—	—	271,376
Share-based compensation	118,566	113,005	167,826
Fair value adjustment of contingent consideration	27,202	36,065	—
Excess tax benefit from share-based compensation	(54,738)	(50,586)	(13,136)
Deferred income taxes	(116,900)	153,576	(81,410)
Write-down of inventory to net realizable value	24,821	25,446	11,808
Other	31,537	9,228	10,333
Changes in operating assets and liabilities, net:
Accounts receivable	3,571	(73,374)	(99,227)
Due from unconsolidated joint business	(39,671)	(6,265)	(28,670)
Inventory	(140,309)	(59,219)	(4,527)
Other assets	(27,347)	(43,241)	(12,584)
Accrued expenses and other current liabilities	273,372	33,722	130,875
Other liabilities and taxes payable	34,112	(36,235)	17,692
Net cash flows provided by operating activities	1,879,897	1,727,741	1,624,673
Cash flows from investing activities:
Proceeds from sales and maturities of marketable securities	2,749,558	2,276,720	2,668,694
Purchases of marketable securities	(3,334,434)	(3,696,995)	(1,988,394)
Acquisitions of businesses and variable interest entities, net of cash acquired	(72,401)	(5,000)	(157,428)
Purchases of property, plant and equipment	(254,548)	(208,020)	(173,055)
Proceeds from the sale of strategic investments and long-lived assets	10,058	43,480	—
Purchases of intangible assets	(6,634)	(44,155)	—
Purchases of other investments	(41,941)	(16,324)	(4,492)
Net cash flows (used in) provided by investing activities	(950,342)	(1,650,294)	345,325
Cash flows from financing activities:
Purchase of treasury stock	(984,715)	(497,975)	(2,077,579)
Proceeds from issuance of stock for share-based compensation arrangements	67,493	314,650	183,486
Excess tax benefit from share-based compensation	54,738	50,586	13,136
Acquisition of noncontrolling interests	—	(148,264)	—
Net distributions to noncontrolling interests	(2,726)	(27,062)	(23,475)
Repayments of borrowings	(2,428)	(11,459)	(18,073)
Cash payments for contingent consideration	(2,500)	—	—
Net proceeds from financing arrangement for the sale of the San Diego facility	—	—	126,980
Other	(7,340)	(338)	10,606
Net cash flows used in financing activities	(877,478)	(319,862)	(1,784,919)
Net increase (decrease) in cash and cash equivalents	52,077	(242,415)	185,079
Effect of exchange rate changes on cash and cash equivalents	4,102	(2,641)	(7,370)
Cash and cash equivalents, beginning of the year	514,542	759,598	581,889
Cash and cash equivalents, end of the year	$570,721	$514,542	$759,598
See accompanying notes to these consolidated financial statements.

BIOGEN IDEC INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)

	Preferred stock		Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Treasury stock		Total Biogen Idec Inc. shareholders’ equity	Noncontrolling interests	Total equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance, December 31, 2011	—	$—	255,633	$128	$4,185,048	$(26,535)	$3,106,761	(13,518)	$(839,903)	$6,425,499	$1,488	$6,426,987
Net income							1,380,033			1,380,033	—	1,380,033
Other comprehensive income, net of tax						(28,770)				(28,770)	65	(28,705)
Distributions to noncontrolling interests										—	1,199	1,199
Capital contribution from noncontrolling interests										—	73	73
Deconsolidation of noncontrolling interests					(3)					(3)	(553)	(556)
Repurchase of common stock for Treasury pursuant to the 2011 share repurchase plan, at cost								(7,811)	(984,715)	(984,715)		(984,715)
Retirement of common stock pursuant to the 2011 share repurchase plan, at cost			(3,674)	(2)	(499,998)			3,674	500,000	—		—
Issuance of common stock under stock option and stock purchase plans			1,039	—	67,493					67,493		67,493
Issuance of common stock under stock award plan			1,239	1	(71,358)					(71,357)		(71,357)
Compensation expense related to share-based payments					123,956					123,956		123,956
Tax benefit from share-based payments					49,387					49,387		49,387
Balance, December 31, 2012	—	$—	254,237	$127	$3,854,525	$(55,305)	$4,486,794	(17,655)	$(1,324,618)	$6,961,523	$2,272	$6,963,795

See accompanying notes to these consolidated financial statements.

BIOGEN IDEC INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY - (Continued)
(In thousands)

	Preferred stock		Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Treasury stock		Total Biogen Idec Inc. shareholders’ equity	Noncontrolling interests	Total equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance, December 31, 2010	8	$—	248,200	$124	$3,895,103	$(21,610)	$1,872,481	(7,662)	$(349,592)	$5,396,506	$52,937	$5,449,443
Net income							1,234,428			1,234,428	32,258	1,266,686
Other comprehensive income, net of tax						(4,925)				(4,925)	4,903	(22)
Distributions to noncontrolling interests							(148)			(148)	(26,914)	(27,062)
Acquisitions of noncontrolling interests					(125,641)					(125,641)	(61,696)	(187,337)
Repurchase of common stock for Treasury pursuant to the 2011 share repurchase plan, at cost								(6,018)	(497,975)	(497,975)		(497,975)
Issuance of common and treasury stock under stock option and stock purchase plans			5,458	3	306,982			162	7,664	314,649		314,649
Issuance of common stock under stock award plan			1,482	1	(50,954)					(50,953)		(50,953)
Conversion of preferred stock	(8)		493	—	—					—		—
Compensation expense related to share-based payments					117,347					117,347		117,347
Recharacterization of share-based awards from equity to cash-settled due to restructuring					(8,172)					(8,172)		(8,172)
Tax benefit from share-based payments					50,383					50,383		50,383
Balance, December 31, 2011	—	$—	255,633	$128	$4,185,048	$(26,535)	$3,106,761	(13,518)	$(839,903)	$6,425,499	$1,488	$6,426,987

See accompanying notes to these consolidated financial statements.

BIOGEN IDEC INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY - (Continued)
(In thousands)

	Preferred stock		Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Treasury stock		Total Biogen Idec Inc. shareholders’ equity	Noncontrolling interests	Total equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance, December 31, 2009	8	$—	288,494	$144	$5,781,920	$50,496	$1,068,890	(13,639)	$(679,920)	$6,221,530	$40,352	$6,261,882
Net income							1,005,273			1,005,273	(106,700)	898,573
Other comprehensive income, net of tax						(72,106)				(72,106)	(2,240)	(74,346)
Fair value of assets and liabilities acquired and assigned to noncontrolling interests (Note 20)										—	145,000	145,000
Distributions to noncontrolling interests										—	(33,891)	(33,891)
Capital contributions from noncontrolling interests										—	2,488	2,488
Termination of relationship with less than majority owned subsidiary										—	7,928	7,928
Repurchase of common stock for Treasury pursuant to the 2009 and 2010 share repurchase plans, at cost								(40,294)	(2,077,579)	(2,077,579)		(2,077,579)
Retirement of common stock pursuant to the 2009 and 2010 share repurchase plans			(40,294)	(20)	(2,077,559)			40,294	2,077,579	—		—
Issuance of treasury stock under stock option and stock purchase plans							(28,632)	4,020	212,118	183,486		183,486
Issuance of treasury stock under stock award plans							(173,050)	1,957	118,210	(54,840)		(54,840)
Compensation expense related to share-based payments					171,435					171,435		171,435
Tax benefit from share-based payments					19,307					19,307		19,307
Balance, December 31, 2010	8	$—	248,200	$124	$3,895,103	$(21,610)	$1,872,481	(7,662)	$(349,592)	$5,396,506	$52,937	$5,449,443

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
Use of Estimates
The preparation of our consolidated financial statements requires us to make estimates, judgments, and assumptions that may affect the reported amounts of assets, liabilities, equity, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates and judgments and methodologies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.
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
Reserves for Discounts and Allowances
We establish reserves for trade term discounts, wholesaler incentives, Medicaid rebates, Veterans Administration (VA) and Public Health Service (PHS) discounts, managed care rebates, product returns and other governmental rebates or applicable allowances, including those associated with the implementation of pricing actions in certain of the international markets in which we operate. Reserves established for these discounts and allowances are classified as reductions of accounts receivable (if the amount is payable to our direct customer) or a liability (if the amount is payable to a party other than our customer). These reserves are based on estimates of the amounts earned or to be claimed on the related sales. Our estimates take into consideration our historical experience, current contractual and statutory requirements, specific known market events and trends, and forecasted customer buying patterns. Actual amounts may ultimately differ from our estimates. If actual results vary, we will adjust these estimates, which could have an effect on earnings in the period of adjustment. The estimates we make with respect to these allowances represent the most significant judgments with regard to revenue recognition.
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

•
Managed care rebate reserves represent our estimated obligations to third parties, primarily pharmacy benefit managers. Rebate accruals are recorded in the same period the related revenue is recognized resulting in a reduction of product revenue and the establishment of a liability which is included in accrued expenses and other current liabilities. These rebates result from performance-based goals that are primarily based on attaining contractually specified sales volumes and growth and price increase limit allowances (price protection). The calculation of the accrual for these rebates is based on an estimate of the customer’s buying patterns and the resulting applicable contractual rebate rate(s) to be earned over a contractual period.

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
In countries where we expect to collect receivables greater than one year, at the time of sale, we discount our revenues over the period of time that we estimate those amounts will be paid using our estimate of the country’s borrowing rate. The related receivables are classified at the time of sale as long-term assets. We accrete interest income on these receivables, which is recognized as a component of other income (expense), net within our consolidated statement of income.
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

BIOGEN IDEC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenues from Unconsolidated Joint Business
We collaborate with Genentech on the development and commercialization of RITUXAN. For additional information related to our collaboration with Genentech, please read Note 21, Collaborative and Other Relationships, to these consolidated financial statements. Revenues from unconsolidated joint business consist of (1) our share of pre-tax co-promotion profits in the U.S.; (2) reimbursement of our selling and development expense in the U.S.; and (3) revenue on sales of RITUXAN in the rest of world, which consists of our share of pre-tax co-promotion profits in Canada and royalty revenue on sales of RITUXAN outside the U.S. and Canada by F. Hoffmann-La Roche Ltd. (Roche) and its sublicensees. Pre-tax co-promotion profits are calculated and paid to us by Genentech in the U.S. and by Roche in Canada. Pre-tax co-promotion profits consist of U.S. and Canadian sales of RITUXAN to third-party customers net of discounts and allowances less the cost to manufacture RITUXAN, third-party royalty expenses, and distribution, selling and marketing, and joint development expenses incurred by Genentech, Roche and us. We record our share of the pretax co-promotion profits in Canada and royalty revenues on sales of RITUXAN outside the U.S. on a cash basis. Additionally, our share of the pretax co-promotion profits in the U.S. includes estimates made by Genentech and us and those estimates are subject to change. Actual results may ultimately differ from our estimates.
Royalty Revenues
We receive royalty revenues on sales by our licensees of other products covered under patents that we own. We do not have future performance obligations under these license arrangements. We record these revenues based on estimates of the sales that occurred during the relevant period. The relevant period estimates of sales are based on interim data provided by licensees and analysis of historical royalties that have been paid to us, adjusted for any changes in facts and circumstances, as appropriate. Differences between actual and estimated royalty revenues are adjusted for in the period in which they become known, typically the following quarter. Historically, adjustments have not been material when compared to actual amounts paid by licensees. If we are unable to reasonably estimate royalty revenue or do not have access to the information, then we record royalty revenues on a cash basis.
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
Multiple-Element Revenue Arrangements
We may enter into transactions that involve the sale of products and related services under multiple element arrangements. In accounting for these transactions, we allocate revenue to the various elements based on their selling price. The selling price of a revenue generating element can be based on current selling prices offered by us or another party for current products or management’s best estimate of a selling price for future products. Revenue allocated to an individual element is recognized when all other revenue recognition criteria are met for that element.
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
The majority of our financial assets and liabilities have been classified as Level 2. Our financial assets and liabilities (which include our cash equivalents, derivative contracts, marketable debt securities, and plan assets for deferred compensation) have been initially valued at the transaction price and subsequently valued, at the end of each reporting period, utilizing third party pricing services or other market observable data. The pricing services utilize industry standard valuation models, including both income and market based approaches and observable market inputs to determine value. These observable market inputs include reportable trades, benchmark yields, credit spreads, broker/dealer quotes, bids, offers, current spot rates and other industry and economic events.

BIOGEN IDEC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We validate the prices provided by our third party pricing services by reviewing their pricing methods and matrices, obtaining market values from other pricing sources and analyzing pricing data in certain instances. After completing our validation procedures, we did not adjust or override any fair value measurements provided by our pricing services as of December 31, 2012 and 2011, respectively.
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
Cash and Cash Equivalents
We consider only those investments which are highly liquid, readily convertible to cash and that mature within three months from date of purchase to be cash equivalents. As of December 31, 2012 and 2011, cash equivalents were comprised of money market funds and commercial paper, repurchase agreements, and other debt securities with maturities less than 90 days from the date of purchase.
Accounts Receivable
The majority of our accounts receivable arise from product sales and primarily represent amounts due from our wholesale distributors, public hospitals and other government entities. We monitor the financial performance and credit worthiness of our large customers so that we can properly assess and respond to changes in their credit profile. We provide reserves against trade receivables for estimated losses that may result from a customer’s inability to pay. Amounts determined to be uncollectible are charged or written-off against the reserve. To date, such losses have not exceeded management's estimates.
Concentration of Credit Risk
Financial instruments that potentially subject us to concentrations of credit risk include cash and cash equivalents, investments, derivatives, and accounts receivable. We attempt to minimize the risks related to cash and cash equivalents and investments by investing in a broad and diverse range of financial instruments as previously defined by us. We have established guidelines related to credit ratings and maturities intended to safeguard principal balances and maintain liquidity. Our investment portfolio is maintained in accordance with our investment policy, which defines allowable investments, specifies credit quality standards and limits the credit exposure of any single issuer. We minimize credit risk resulting from derivatives instruments by choosing only highly rated financial institutions as counterparties.
Concentrations of credit risk with respect to receivables, which are typically unsecured, are limited due to the wide variety of customers and markets using our products, as well as their dispersion across many different geographic areas. The majority of our accounts receivable arise from product sales in the United States and Europe and have standard payment terms which generally require payment within 30 to 90 days. We continue to monitor these economic conditions and assess the impacts of such changes in the relevant financial markets on our business, especially in light of sovereign credit developments. For additional information related to this concentration of credit risk, please read Note 5, Accounts Receivable to these consolidated financial statements.
As of December 31, 2012 and 2011, one wholesale distributor accounted for approximately 14.5% and 14.1% of consolidated receivables, respectively.

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
Marketable Equity Securities
Our marketable equity securities represent investments in publicly traded equity securities and are included in investments and other assets within our consolidated balance sheet. When assessing whether a decline in the fair value of a marketable equity security is other-than-temporary, we consider the fair market value of the security, the duration of the security’s decline, and prospects for the underlying business, including favorable or adverse clinical trial results, new product initiatives and new collaborative agreements with the companies in which we have invested.
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
For equity securities, when assessing whether a decline in value is other-than-temporary, we consider the fair market value of the security, the duration of the security’s decline, and the financial condition of the issuer. We then consider our intent and ability to hold the equity security for a period of time sufficient to recover our carrying value. Where we have determined that we lack the intent and ability to hold an equity security to its expected recovery, the security’s decline in fair value is deemed to be other-than-temporary and is reflected within earnings as an impairment loss.
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

BIOGEN IDEC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Inventory
Inventories are stated at the lower of cost or market with cost determined in a manner that approximates the first-in, first-out (FIFO) method. Included in inventory are common or fungible raw materials used in the production of pre-clinical and clinical products, which are expensed as research and development costs when consumed.
Capitalization of Inventory Costs
We capitalize inventory costs associated with our products prior to regulatory approval, when, based on management’s judgment, future commercialization is considered probable and the future economic benefit is expected to be realized. We consider numerous attributes in evaluating whether the costs to manufacture a particular product should be capitalized as an asset. We assess the regulatory approval process and where the particular product stands in relation to that approval process, including any known safety or efficacy concerns, potential labeling restrictions and other impediments to approval. We evaluate our anticipated research and development initiatives and constraints relating to the product and the indication in which it will be used. We consider our manufacturing environment including our supply chain in determining logistical constraints that could hamper approval or commercialization. We consider the shelf life of the product in relation to the expected timeline for approval and we consider patent related or contract issues that may prevent or delay commercialization. We also base our judgment on the viability of commercialization, trends in the marketplace and market acceptance criteria. Finally, we consider the reimbursement strategies that may prevail with respect to the product and assess the economic benefit that we are likely to realize. We expense previously capitalized costs related to pre-approval inventory upon a change in such judgment, due to, among other potential factors, a denial or significant delay of approval by necessary regulatory bodies.
As of December 31, 2012, $38.3 million of our inventory, including costs associated with our TECFIDERA, Serum-Free AVONEX, Factor VIII and Factor IX programs, have been capitalized in advance of regulatory approval. As of December 31, 2011, the carrying value of our inventory did not include any costs associated with products that had not yet received regulatory approval.
Obsolescence and Unmarketable Inventory
We periodically review our inventories for excess or obsolete inventory and write-down obsolete or otherwise unmarketable inventory to its estimated net realizable value. If the actual net realizable value is less than that estimated by us, or if it is determined that inventory utilization will further diminish based on estimates of demand, additional inventory write-downs may be required. Additionally, our products are subject to strict quality control and monitoring which we perform throughout the manufacturing process. In the event that certain batches or units of product no longer meet quality specifications or become obsolete due to expiration, we will record a charge to cost of sales to write-down any obsolete or otherwise unmarketable inventory to its estimated net realizable value. In all cases product inventory is carried at the lower of cost or its estimated net realizable value. Amounts written-down due to unmarketable inventory are charged to cost of sales, excluding amortization of acquired intangible assets.
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
Interest costs incurred during the construction of major capital projects are capitalized until the underlying asset is ready for its intended use, at which point the interest costs are amortized as depreciation expense over the life of the underlying asset. We also capitalize certain direct and incremental costs associated with the validation effort required for licensing by regulatory agencies of manufacturing equipment for the production of a commercially approved drug. These costs primarily include direct labor and material and are incurred in preparing the equipment for its intended use. The validation costs are amortized over the life of the related equipment.
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
Intangible Assets
Our intangible assets consist of patents, licenses, core developed technology, in-process research and development acquired after January 1, 2009, trademarks, trade names, and assembled workforce. The majority of our intangible assets were recorded in connection with the merger of Biogen, Inc. and IDEC Pharmaceuticals Corporation in 2003. Our intangible assets are recorded at fair value at the time of their acquisition and are stated within our consolidated balance sheets net of accumulated amortization and impairments, if applicable.
Intangible assets related to patents, licenses, and core developed technology are amortized over their estimated useful lives using the economic consumption method if anticipated future revenues can be reasonably estimated; the straight-line method is used when revenues cannot be reasonably estimated. Our amortization policy reflects the pattern that the economic benefits of the intangible assets are consumed. The useful lives of our intangible assets are primarily based on the legal or contractual life of the underlying patent or contract, which does not include additional years for the potential extension or renewal of the contract or patent. Intangible assets related to patents and licenses are amortized over their remaining estimated useful lives. Intangible assets related to trademarks, trade names and in-process research and development prior to commercialization are not amortized because they have indefinite lives, however they are subject to review for impairment. We review our intangible assets with indefinite lives for impairment annually, as of October 31, and whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.
Our most significant intangible asset is the core technology related to our AVONEX product. We consume the economic benefits of this asset as AVONEX revenue is generated. Thus, our economic consumption model for this asset involves calculating a ratio of actual current period sales to total anticipated sales for the life of the product and applying this ratio to the carrying amount of the intangible asset. An analysis of the anticipated lifetime revenue of AVONEX is performed at least annually during our long range planning cycle, and this analysis serves as the basis for the calculation of our economic consumption amortization model. We believe this process has allowed us to reliably determine the best estimate of the pattern in which we will consume the economic benefits of our core technology intangible asset.
Acquired In-process Research and Development (IPR&D)
Acquired IPR&D represents the fair value assigned to research and development assets that have not been completed at the date of acquisition. The value assigned to acquired IPR&D is determined by estimating the costs to develop the acquired technology into commercially viable products, estimating the resulting revenue from the projects, and discounting the net cash flows to present value. The revenue and costs projections used to value acquired IPR&D were, as applicable, reduced based on the probability of success of developing a new drug. Additionally, the projections considered the relevant market sizes and growth factors, expected trends in technology, and the nature and expected timing of new product introductions by us and our competitors. The rates utilized to discount the net cash flows to their present value were commensurate with the stage of development of the projects and uncertainties in the economic estimates used in the projections described above.

BIOGEN IDEC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We measure acquired IPR&D in business combinations completed prior to January 1, 2009, at fair value and expensed it on acquisition date if that technology lacked an alternative future use, or capitalized it as an intangible asset if certain criteria were met; however, effective January 1, 2009, when we purchase a business, the acquired IPR&D is measured at fair value, capitalized as an intangible asset and amortized upon commercialization over its estimated useful life. If we acquire an asset or group of assets that do not meet the definition of a business under applicable accounting standards, then the acquired IPR&D is expensed on its acquisition date. Future costs to develop these assets are expensed as incurred if the technology lacks alternative future uses.
We review amounts capitalized as acquired IPR&D for impairment at least annually, as of October 31, and whenever events or changes in circumstances indicate that the carrying value of the assets might not be recoverable.
When performing our impairment assessment, we first assess qualitative factors to determine whether it is necessary to recalculate the fair value of our acquired IPR&D. If we believe, as a result of the qualitative assessment, that it is more-likely-than-not that the fair value of acquired IPR&D is less than its carrying amount, we calculate the fair value using the same methodology as described above. If the carrying value of our acquired IPR&D exceeds its fair value, then the intangible asset is written-down to their fair values.
Goodwill
Goodwill represents the difference between the purchase price and the fair value of the identifiable tangible and intangible net assets when accounted for using the purchase method of accounting. Goodwill is not amortized, but reviewed for impairment. Goodwill is reviewed annually, as of October 31, and whenever events or changes in circumstances indicate that the carrying value of the goodwill might not be recoverable.
We first assess qualitative factors to determine whether it is necessary to perform the current two-step impairment test. If we believe, as a result of the qualitative assessment, that it is more-likely-than-not that the fair value of our reporting unit is less than its carrying amount, the quantitative two-step impairment test is required; otherwise, no further testing is required. In the first step, we compare the fair value of our reporting unit to its carrying value. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of our reporting unit, then the second step of the impairment test is performed in order to determine the implied fair value of our reporting unit’s goodwill. If the carrying value of our reporting unit’s goodwill exceeds its implied fair value, then the company records an impairment loss equal to the difference. As described in Note 26, Segment Information to these consolidated financial statements, we operate in one business segment which we consider our only reporting unit.
Impairment of Long-Lived Assets
Long-lived assets to be held and used, including property, plant and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets or asset group may not be recoverable.
Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the assets, the assets are written-down to their fair values. Long-lived assets to be disposed of are carried at fair value less costs to sell.
Contingent Consideration
The consideration for our acquisitions often includes future payments that are contingent upon the occurrence of a particular event. For acquisitions completed after January 1, 2009, we record a contingent consideration obligation for such contingent payments at fair value on the acquisition date. We estimate the fair value of contingent consideration obligations through valuation models that incorporate probability adjusted assumptions related to the achievement of the milestones and thus likelihood of making related payments. We revalue these contingent consideration obligations each reporting period. Changes in the fair value of our contingent consideration obligations are recognized within our consolidated statements of income. Changes in the fair value of the contingent consideration obligations can result from changes to one or multiple inputs, including adjustments to the discount rates and periods utilized, changes in the amount or timing of expected expenditures associated with product development, changes in the amount or timing of cash flows and reserves associated with products upon commercialization, changes in the assumed achievement or timing of any development milestones, changes in the probability of certain clinical events and changes in the assumed probability associated with regulatory approval.
Discount rates in our valuation models represent a measure of the credit risk associated with settling the liability. The period over which we discount our contingent obligations is based on the current development stage of the product candidates, our specific development plan for that product candidate adjusted for the probability of completing the development step, and

BIOGEN IDEC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

when the contingent payments would be triggered. In determining the probability of success, we utilize data regarding similar milestone events from several sources, including industry studies and our own experience. These fair value measurements are based on significant inputs not observable in the market. Significant judgment is employed in determining the appropriateness of these assumptions as of the acquisition date and for each subsequent period. Accordingly, changes in assumptions could have a material impact on the amount of contingent consideration expense we record in any given period.
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
The fair values of our RSUs are based on the market value of our stock on the date of grant. Compensation expense for RSUs is recognized over the applicable vesting period.
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
Research and Development Expenses
Research and development expenses consist of upfront fees and milestones paid to collaborators and expenses incurred in performing research and development activities, including compensation and benefits, facilities expenses, overhead expenses, clinical trial and related clinical manufacturing expenses, fees paid to clinical research organizations (CROs) and other outside expenses. Research and development expenses are expensed as incurred. Payments we make for research and development services prior to the services being rendered are recorded as prepaid assets on our consolidated balance sheets and are expensed as the services are provided. We also accrue the costs of ongoing clinical trials associated with programs that have been terminated or discontinued for which there is no future economic benefit at the time the decision is made to terminate or discontinue the program.
From time to time, we enter into development agreements in which we share expenses with a collaborative partner. We record payments received from our collaborative partners for their share of the development costs as a reduction of research and development expense, except as discussed within Note 21, Collaborative and Other Relationships to these consolidated financial statements. Expenses incurred by Genentech in the development of RITUXAN are not recorded as research and development expense, but rather reduce our share of co-promotion profits recorded as a component of unconsolidated joint business revenues.
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
Advertising costs are expensed as incurred. For the years ended December 31, 2012, 2011 and 2010, advertising costs totaled $54.3 million, $45.3 million and $35.3 million, respectively.
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

BIOGEN IDEC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Contingencies
We are currently involved in various claims and legal proceedings. Loss contingency provisions are recorded if the potential loss from any claim, asserted or unasserted, or legal proceeding is considered probable and the amount can be reasonably estimated or a range of loss can be determined. These accruals represent management’s best estimate of probable loss. Disclosure also is provided when it is reasonably possible that a loss will be incurred or when it is reasonably possible that the amount of a loss will exceed the recorded provision. On a quarterly basis, we review the status of each significant matter and assess its potential financial exposure. Significant judgment is required in both the determination of probability and the determination as to whether an exposure is reasonably estimable. Because of uncertainties related to these matters, accruals are based only on the best information available at the time. As additional information becomes available, we reassess the potential liability related to pending claims and litigation and may revise our estimates. These revisions in the estimates of the potential liabilities could have a material impact on our consolidated results of operations and financial position.
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
In July 2012, the FASB issued ASU No. 2012-02, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment (ASU 2012-02). This newly issued accounting standard allows an entity the option to first assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test for indefinite-lived intangibles other than goodwill. Under that option, an entity would no longer be required to calculate the fair value of an indefinite-lived intangible asset unless the entity determines, based on that qualitative assessment, that it is more likely than not that the fair value of the indefinite-lived intangible asset is less than its carrying amount. This ASU is effective for annual and interim indefinite-lived intangible asset impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. We adopted this standard in the fourth quarter of 2012, which did not have a material impact on our financial or results of operations.

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

BIOGEN IDEC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Upon acquisition, we recorded a contingent consideration obligation of $122.2 million representing the fair value of the contingent consideration. This amount was estimated through a valuation model that incorporates industry based probability adjusted assumptions relating to the achievement of these milestones and the likelihood of us making payments. This fair value measurement is based upon significant inputs not observable in the market and therefore represents a Level 3 measurement. Subsequent changes in the fair value of this obligation will be recognized as adjustments to contingent consideration and reflected within our condensed consolidated statements of income. For additional information related to our fair value of this obligation, please read Note 9, Fair Value Measurements to these consolidated financial statements.
The purchase price consists of the following:

(In millions)
Cash portion of consideration	$75.0
Fair value of pre-existing equity ownership	10.2
Contingent consideration	122.2
Total purchase price	$207.4
The following table summarizes the estimated fair values of the separately identifiable assets acquired and liabilities assumed as of March 8, 2012:

(In millions)
In-process research and development	$219.2
Goodwill	48.2
Deferred tax assets	17.8
Deferred tax liability	(77.9)
Other, net	0.1
Total purchase price	$207.4
We estimated the fair value of the IPR&D programs acquired through a probability adjusted cash flow analysis utilizing a discount rate of 20.0%. Substantially all of the fair value is attributed to the primary indication of the lead candidate, STX-100, which is expected to be completed no earlier than fiscal 2020 at a remaining cost as of the acquisition date of approximately $290.0 million. The fair value associated with STX-100 for the treatment of IPF was $202.6 million. These fair value measurements were based on significant inputs not observable in the market and thus represent Level 3 fair value measurements.
The goodwill is related to establishing a deferred tax liability for the IPR&D intangible assets which have no tax basis and, therefore, are not tax deductible.
Pro forma results of operations would not be materially different as a result of the acquisition of Stromedix and therefore are not presented. After the acquisition date, our results of operations include the results of Stromedix.
Prior to the acquisition of Stromedix, we had an equity interest equal to approximately 5.0% of the company’s total capital stock (on an “as converted” basis) pursuant to a license agreement we entered into with Stromedix in 2007 for the development of the STX-100 product candidate. Based on the fair market value of this equity interest derived from the purchase price, we recognized a gain of approximately $9.0 million in the first quarter of 2012, which was recorded as a component of other income (expense), net within our consolidated statement of income.
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

BIOGEN IDEC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Upon acquisition, we recorded a contingent consideration obligation of $38.8 million representing the acquisition date fair value of the contingent consideration. This amount was estimated through a valuation model that incorporates probability weighted assumptions relating to the achievement of these milestones and thus the likelihood of us making payments. Subsequent changes in the fair value of this obligation will be recognized as adjustments to contingent consideration within our consolidated statements of income. For additional information related to our valuation of this obligation, please read Note 9, Fair Value Measurements to these consolidated financial statements.
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
In addition, balances outstanding under Biogen Dompé SRL’s credit line from Dompé Farmaceutici SpA were repaid in September 2011.
Biogen Idec International Neuroscience GmbH
In December 2010, we acquired 100% of the stock of Biogen Idec International Neuroscience GmbH (BIN), formerly Panima Pharmaceuticals AG, an affiliate of Neurimmune AG. The purchase price was comprised of a $32.5 million cash payment plus up to $395.0 million in contingent consideration payable upon the achievement of development milestones. BIN is a business involved in the discovery of antibodies designed to treat neurological disorders. Upon acquisition, we recorded a contingent consideration obligation of $81.2 million representing the acquisition date fair value of the contingent consideration. Subsequent changes in the fair value of this obligation are recognized as adjustments to contingent consideration within our consolidated statements of income. We allocated $110.9 million and $25.6 million of the total purchase price to acquired IPR&D and goodwill, respectively. The amount allocated to acquired IPR&D represented the fair value of the IPR&D programs acquired. The goodwill recognized is primarily attributable to establishing a deferred tax liability for the acquired IPR&D asset, which is not deductible for income tax purposes. For additional information related to our valuation of our contingent consideration obligation, please read Note 9, Fair Value Measurements to these consolidated financial statements.
Biogen Idec Hemophilia Inc.
In connection with our acquisition of Biogen Idec Hemophilia Inc. (BIH), formerly Syntonix Pharmaceuticals, Inc. (Syntonix), in January 2007, we agreed to pay up to an additional $80.0 million if certain milestone events associated with the development of BIH’s lead product, long-lasting recombinant Factor IX, a product for the treatment of hemophilia B, are achieved. The first $40.0 million contingent payment was achieved in the first quarter of 2010 upon initiation of patient enrollment in a registrational trial of Factor IX. We recorded this payment as a charge to acquired IPR&D within our consolidated statement of income in 2010, in accordance with the accounting standards applicable to business combinations when we acquired BIH.
An additional $20.0 million contingent payment will occur if prior to the tenth anniversary of the closing date, the FDA grants approval of a Biologic License Application for Factor IX. A second $20.0 million contingent payment will occur if prior to the tenth anniversary of the closing date, a marketing authorization is granted by the EMA for Factor IX. If earned, these payments will be capitalized as an intangible asset when the related milestones are achieved.

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

Costs associated with our workforce reduction primarily related to employee severance and benefits. Facility consolidation costs are primarily comprised of charges associated with closing these facilities, related lease obligations and additional depreciation recognized when the expected useful lives of certain assets have been shortened due to the consolidation and closing of related facilities and the discontinuation of certain research and development programs. As of December 31, 2012, substantially all restructuring charges have been incurred and paid.
The following table summarizes the activity of our restructuring liability:

(In millions)	Workforce Reduction	Facility Consolidation	Total
Restructuring reserve as of December 31, 2010	$60.6	$5.8	$66.4
Expense	15.8	2.4	18.2
Payments	(81.8)	(3.9)	(85.7)
Adjustments to previous estimates, net	(2.9)	—	(2.9)
Other adjustments	8.6	(3.2)	5.4
Restructuring reserve as of December 31, 2011	$0.3	$1.1	$1.4
Payments	(0.3)	(1.1)	(1.4)
Restructuring reserve as of December 31, 2012	$—	$—	$—

4.	Gain on Sale of Rights
During the third quarter of 2012, we sold all of our rights, including rights to royalties, related to BENLYSTA (belimumab) to a DRI Capital managed fund (DRI). We were entitled to these rights pursuant to a license agreement with Human Genome Sciences, Inc. and GlaxoSmithKline plc (collectively the "Licensees"). Under the terms of the BENLYSTA sale agreement, we will receive payments from DRI equal to a multiple of royalties payable by the Licensees for the period covering October 2011 to September 2014 and a one-time contingency payment that could be paid to us if the cumulative royalties over the full royalty term exceed an agreed amount. DRI will retain all the royalty payments from sales of BENLYSTA. We have accounted for this as a sale of a long-lived asset with zero cost basis as we have transferred all of our substantive rights related to this asset.
Under the terms of this noncancelable sale, DRI will have no recourse to us for the Licensees' performance with respect to sales of BENLYSTA, even in the event of Licensees' insolvency, nonperformance or inability to comply with terms of the license agreement. We do not have any continuing involvement with DRI or the Licensees with respect to sales of BENLYSTA, and have concluded that the sale of the rights represents the culmination of an earnings process as we cannot reliably estimate the amount and timing of contingent payments.
The payments received during 2012, which covered the royalty period from October 1, 2011 to September 30, 2012, totaled $46.8 million, which was recorded as a gain on sale of rights within our consolidated statements of income. The remaining payments, which are contingent upon BENLYSTA sales over the period ending September 2014, will be recognized as the payments become due from DRI.

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
The credit and economic conditions within Italy, Spain, Portugal and Greece, among other members of the European Union, remain uncertain. Deteriorating credit and economic conditions have generally led to an increase in the average length of time that it takes to collect our accounts receivable in some of these countries. In some regions in these countries where our collections have slowed and a significant portion of these receivables are routinely being collected over periods in excess of one year, we have discounted our receivables and reduced related revenues based on the period of time that we estimate those amounts will be paid, to the extent such period exceeds one year, using the country’s market-based borrowing rate for such

BIOGEN IDEC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

period. The related receivables are classified at the time of sale as long-term assets. We accrete interest income on these receivables, which is recognized as a component of other income (expense), net within our consolidated statements of income.
Our net accounts receivable balances from product sales in these countries are summarized as follows:

	As of December 31, 2012
(In millions)	Current Balance Included within Accounts Receivable, net	Non-Current Balance Included within Investments and Other Assets	Total
Spain	$78.9	$—	$78.9
Italy	$94.4	$10.2	$104.6
Portugal	$16.6	$7.4	$24.0
Greece	$0.6	$—	$0.6

	As of December 31, 2011
(In millions)	Current Balance Included within Accounts Receivable, net	Non-Current Balance Included within Investments and Other Assets	Total
Spain	$68.5	$65.5	$134.0
Italy	$19.4	$48.7	$68.1
Portugal	$20.6	$12.3	$32.9
Greece	$4.0	$—	$4.0
 Approximately $11.8 million and $56.0 million of the aggregated balances for these countries were overdue more than one year as of December 31, 2012 and 2011, respectively.
During the third quarter of 2012, as part of a new program to resolve outstanding amounts long overdue, the Portuguese government paid us approximately $21.2 million, contributing to a decrease in our accounts receivable in Portugal. Similarly, in June 2012, the Spanish government paid us approximately $112.0 million, contributing to a significant decrease in our accounts receivable in Spain.
The increase in accounts receivable related to sales in Italy is driven, in part, by the credit assignment agreement we completed in the third quarter of 2011. As of December 31, 2011, our accounts receivable balances in Italy totaled $68.1 million, all of which resulted from sales of product subsequent to June 30, 2011. As discussed in Note 2, Acquisitions to these consolidated financial statements, in connection with our purchase of the noncontrolling interest in our joint venture investments in Biogen Dompé SRL, which occurred during the third quarter of 2011, we entered into a credit assignment agreement with Dompé Farmaceutici SpA. Under the terms of this agreement, Dompé Farmaceutici SpA purchased all of Biogen Dompé SRL's outstanding receivables as of June 30, 2011. We retained no interests in these receivables and accounted for this transaction as a sale.
In the fourth quarter of 2011, Biogen Idec SRL received a notice from the Italian National Medicines Agency (AIFA) stating that sales of TYSABRI for the period from February 2009 through February 2011 exceeded by EUR30.7 million a reimbursement limit established pursuant to a Price Determination Resolution (Price Resolution) granted by AIFA in February 2007. In December 2011, we filed an appeal against AIFA in administrative court seeking a ruling that the reimbursement limit does not apply and that the position of AIFA is unenforceable. Since being notified that AIFA believes a reimbursement limit is in effect, we have deferred $62.7 million and $13.8 million of revenue in Italy during 2012 and 2011, respectively. We expect to continue to defer a portion of our revenues on future sales of TYSABRI in Italy until this matter is resolved. For additional information, please read Note 22, Litigation to these consolidated financial statements.

BIOGEN IDEC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.    Reserves for Discounts and Allowances
An analysis of the amount of, and change in, reserves is summarized as follows:

(In millions)	Discounts	Contractual Adjustments	Returns	Total
2012
Beginning balance	$12.6	$119.3	$23.7	$155.6
Current provisions relating to sales in current year	113.8	516.9	22.0	652.7
Adjustments relating to prior years	(0.3)	(4.7)	(0.1)	(5.1)
Payments/returns relating to sales in current year	(99.6)	(347.2)	(4.3)	(451.1)
Payments/returns relating to sales in prior years	(11.0)	(89.5)	(14.5)	(115.0)
Ending balance	$15.5	$194.8	$26.8	$237.1
(In millions)	Discounts	Contractual Adjustments	Returns	Total
2011
Beginning balance	$13.9	$107.0	$21.1	$142.0
Current provisions relating to sales in current year	96.0	360.4	15.7	472.1
Adjustments relating to prior years	—	(14.0)	(0.9)	(14.9)
Payments/returns relating to sales in current year	(84.3)	(266.0)	(0.4)	(350.7)
Payments/returns relating to sales in prior years	(13.0)	(68.1)	(11.8)	(92.9)
Ending balance	$12.6	$119.3	$23.7	$155.6
(In millions)	Discounts	Contractual Adjustments	Returns	Total
2010
Beginning balance	$13.9	$70.3	$18.9	$103.1
Current provisions relating to sales in current year	80.6	285.0	16.1	381.7
Adjustments relating to prior years	(2.7)	(2.4)	(1.8)	(6.9)
Payments/returns relating to sales in current year	(68.7)	(184.3)	(0.8)	(253.8)
Payments/returns relating to sales in prior years	(9.2)	(61.6)	(11.3)	(82.1)
Ending balance	$13.9	$107.0	$21.1	$142.0
 The total reserves above, included in our consolidated balance sheets, are summarized as follows:

	As of December 31,
(In millions)	2012	2011
Reduction of accounts receivable	$46.1	$40.6
Current liability	191.0	115.0
Total reserves	$237.1	$155.6

7.	Inventory
The components of inventory are summarized as follows:

	As of December 31,
(In millions)	2012	2011
Raw materials	$101.8	$83.8
Work in process	230.5	169.4
Finished goods	115.1	73.6
Total inventory	$447.4	$326.8

The components of inventory by product are summarized as follows:

	As of December 31,
(In millions)	2012	2011
AVONEX	$144.0	$113.3
TYSABRI	114.8	114.7
Other	86.8	15.0
Total finished goods and work in process	345.6	243.0
Raw materials	101.8	83.8
Total inventory	$447.4	$326.8
As of December 31, 2012, the carrying value of other inventory includes $38.3 million associated with our TECFIDERA, Serum-Free AVONEX, Factor VIII and Factor IX programs which have been capitalized in advance of regulatory approval.
Amounts written down related to excess, obsolete, unmarketable or other inventory are charged to cost of sales, and totaled $24.8 million, $25.4 million, and $11.8 million for the years ended December 31, 2012, 2011, and 2010, respectively.

8.	Intangible Assets and Goodwill
In connection with our acquisition of Stromedix in March 2012, we acquired IPR&D programs with an estimated fair value of $219.2 million and recorded $48.2 million of goodwill, which represents the excess of the purchase price over the fair value of the net assets acquired. For a more detailed description of this transaction, please read Note 2, Acquisitions to these consolidated financial statements.
Intangible Assets
Intangible assets, net of accumulated amortization, impairment charges and adjustments, are summarized as follows:

		As of December 31, 2012			As of December 31, 2011
(In millions)	Estimated Life	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Out-licensed patents	13-23 years	$578.0	$(421.0)	$157.0	$578.0	$(391.3)	$186.7
Core developed technology	15-23 years	3,005.3	(1,965.7)	1,039.6	3,005.3	(1,801.1)	1,204.2
In-process research and development	Up to 15 years upon commercialization	330.1	—	330.1	110.9	—	110.9
Trademarks and tradenames	Indefinite	64.0	—	64.0	64.0	—	64.0
In-licensed rights and patents	6-16 years	53.7	(12.9)	40.8	47.2	(4.8)	42.4
Assembled workforce	4 years	2.1	(2.1)	—	2.1	(2.1)	—
Total intangible assets		$4,033.2	$(2,401.7)	$1,631.5	$3,807.5	$(2,199.3)	$1,608.2
Amortization of acquired intangible assets totaled $202.2 million, $208.6 million, and $208.9 million for the years ended December 31, 2012, 2011 and 2010, respectively. The estimated future amortization for acquired intangible assets is expected to be as follows:

(In millions)	As of December 31, 2012
2013	$207.4
2014	190.0
2015	166.4
2016	147.9
2017	113.9
Total	$825.6

BIOGEN IDEC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
In-licensed Rights and Patents
In July 2011, the European Commission (EC) granted a conditional marketing authorization for FAMPYRA in the E.U., which triggered a $25.0 million milestone payment to Acorda Therapeutics, Inc. (Acorda). This payment was made in the third quarter of 2011 and was capitalized as an intangible asset. Under the terms of our 2009 collaboration and license agreement, we pay Acorda additional milestones based on new indications and ex-U.S. net sales. The next expected milestone is $15.0 million, due when ex-U.S. net sales reach $100.0 million over a period of four consecutive quarters. These milestones are capitalized upon achievement as an intangible asset. Amortization utilizes an economic consumption model that includes an estimate of all of the probable future milestone payments we expect to make, such as sales-based milestones, for entering into the license agreement.
For additional information related to our collaboration with Acorda, please read Note 21, Collaborative and Other Relationships to these consolidated financial statements.
In the first quarter of 2011, we also licensed rights for the diagnostic and therapeutic application of recombinant virus-like particles, known as VP1 proteins, to detect antibodies of the JC virus (JCV) in serum or blood. Under the terms of this license, we expect to make payments totaling approximately $71.5 million through 2016. These payments include upfront and milestone payments as well as the greater of an annual maintenance fee or usage-based royalty payment. As of December 31, 2012 and 2011, we have recognized an intangible asset totaling $25.7 million and $19.2 million, respectively, reflecting the total amount of upfront payments made and other time-based milestone payments we expect to make. We will capitalize any additional payments due under this arrangement as an intangible asset when they become due. Amortization expense is recorded using an economic consumption model based on the number of JCV antibody assay tests performed each period compared to an estimate of the total tests we expect to perform multiplied by payments made to date and an estimate of all of the probable payments we expect to make through 2016.
Goodwill
The following table provides a roll forward of the changes in our goodwill balance:

	As of December 31,
(In millions)	2012	2011
Goodwill, beginning of year	$1,146.3	$1,146.3
Goodwill acquired during the year	48.2	—
Other	6.8	—
Goodwill, end of year	$1,201.3	$1,146.3
For the year ended December 31, 2012, we corrected goodwill by $6.8 million to establish a deferred tax liability that existed at the time of the merger of Biogen, Inc and IDEC Pharmaceuticals Corporation in 2003. As of December 31, 2012, we had no accumulated impairment losses related to goodwill.

9.	Fair Value Measurements
The tables below present information about our assets and liabilities that are regularly measured and carried at fair value and indicate the level within the fair value hierarchy of the valuation techniques we utilized to determine such fair value:

(In millions)	As of December 31, 2012	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$439.4	$—	$439.4	$—
Marketable debt securities:
Corporate debt securities	1,001.0	—	1,001.0	—
Government securities	1,657.8	—	1,657.8	—
Mortgage and other asset backed securities	512.9	—	512.9	—
Marketable equity securities	9.0	9.0	—	—
Venture capital investments	20.3	—	—	20.3
Derivative contracts	1.8	—	1.8	—
Plan assets for deferred compensation	14.3	—	14.3	—
Total	$3,656.5	$9.0	$3,627.2	$20.3
Liabilities:
Derivative contracts	$14.4	$—	$14.4	$—
Contingent consideration obligations	293.9	—	—	293.9
Total	$308.3	$—	$14.4	$293.9

(In millions)	As of December 31, 2011	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$399.8	$—	$399.8	$—
Marketable debt securities:
Corporate debt securities	602.6	—	602.6	—
Government securities	1,716.5	—	1,716.5	—
Mortgage and other asset backed securities	273.8	—	273.8	—
Marketable equity securities	0.1	0.1	—	—
Venture capital investments	23.5	—	—	23.5
Derivative contracts	39.5	—	39.5	—
Plan assets for deferred compensation	11.6	—	11.6	—
Total	$3,067.4	$0.1	$3,043.8	$23.5
Liabilities:
Derivative contracts	$0.5	$—	$0.5	$—
Contingent consideration obligations	151.0	—	—	151.0
Total	$151.5	$—	$0.5	$151.0
The fair value of Level 2 instruments classified as cash equivalents and marketable debt securities were determined through valuation models of third party pricing services. For a description of our validation procedures related to prices provided by third party pricing services, refer to Note 1, Summary of Significant Accounting Policies: Fair Value Measurements, to these consolidated financial statements.

Marketable Equity Securities and Venture Capital Investments
Our marketable equity securities represent investments in publicly traded equity securities. Our venture capital investments, which are all Level 3 measurements, include investments in certain venture capital funds, accounted for at fair value, which primarily invest in small privately-owned, venture-backed biotechnology companies. These venture capital investments represented approximately 0.2% of total assets of December 31, 2012 and 2011, respectively.
The following table provides a roll forward of the fair value of our venture capital investments, which are all Level 3 assets:

	As of December 31,
(In millions)	2012	2011
Fair value, beginning of year	$23.5	$20.8
Unrealized gains included in earnings	5.4	2.4
Unrealized losses included in earnings	(9.2)	(1.4)
Purchases	0.6	1.7
Fair value, end of year	$20.3	$23.5
Debt Instruments
The fair values of our debt instruments, which are all Level 2 measurements, are summarized as follows:

	As of December 31,
(In millions)	2012	2011
Notes payable to Fumedica	$20.0	$22.4
6.0% Senior Notes due March 1, 2013	453.7	474.1
6.875% Senior Notes due March 1, 2018	681.6	663.9
Total	$1,155.3	$1,160.4
The fair value of our notes payable to Fumedica was estimated using market observable inputs, including current interest and foreign currency exchange rates. The fair value of our Senior Notes was determined through market, observable, and corroborated sources.
Contingent Consideration Obligations
The following table provides a roll forward of the fair values of our contingent consideration obligations, which are all Level 3 measurements:

	As of December 31,
(In millions)	2012	2011
Fair value, beginning of year	$151.0	$81.2
Additions	122.2	38.8
Changes in fair value	27.2	36.0
Payments	(6.5)	(5.0)
Fair value, end of year	$293.9	$151.0
 As of December 31, 2012 and 2011, approximately $271.5 million and $140.3 million, respectively, of the fair value of our total contingent consideration obligations were reflected as components of other long-term liabilities within our consolidated balance sheets with the remaining balances reflected as a component of accrued expenses and other.
In connection with our acquisition of Stromedix in March 2012, we recorded a contingent consideration obligation of $122.2 million representing the fair value of the contingent consideration. This valuation was based on probability weighted net cash outflow projections of $487.5 million, discounted using a rate of 4.4%, which is a measure of the credit risk associated with settling the liability. As of December 31, 2012, the fair value of this contingent consideration obligation was $135.3 million. Our most recent valuation was determined based upon probability weighted net cash outflow projections discounted using a rate of 3.6%. The increase in the fair value of this obligation of $13.1 million since the acquisition date was primarily due to changes in the discount rate and in the probability and expected timing related to the achievement of certain developmental milestones.

Upon completion of our purchase of the noncontrolling interest in our joint venture investments in Biogen Dompé SRL and Biogen Dompé Switzerland GmbH in September 2011, we recorded a contingent consideration obligation of $38.8 million. As of December 31, 2012 and 2011, the fair value of this contingent consideration obligation was $29.8 million and $31.9 million, respectively. Our most recent valuation was determined based upon probability weighted net cash outflow projections of $38.5 million, discounted using a rate of 2.4%, which is a measure of the credit risk associated with settling the liability. The decrease in the fair value of this obligation of $9.0 million since the acquisition date was primarily due to changes in the discount rate and in the probability and expected timing related to the achievement of certain cumulative sales-based and developmental milestones as well as the payment of a $4.0 million developmental milestone.
In connection with our acquisition of BIN in the fourth quarter of 2010, we recorded a contingent consideration obligation of $81.2 million. As of December 31, 2012 and 2011, the fair value of this contingent consideration obligation was $128.8 million and $119.1 million, respectively. Our most recent valuation was determined based upon probability weighted net cash outflow projections of $387.5 million, discounted using a rate of 3.6%, which is a measure of the credit risk associated with settling the liability. The increase in the fair value of this obligation of $47.6 million since the acquisition date was primarily due to changes in the discount rate and in the probability and expected timing related to the achievement of certain remaining developmental milestones, offset by payments of $7.5 million in developmental milestones.
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
There has been no impairment of our assets measured at fair value during the years ended December 31, 2012 and 2011. In addition, there were no changes in valuation techniques or inputs utilized or transfers between fair value measurement levels during the years ended December 31, 2012 and 2011. For additional information related to the valuation techniques and inputs utilized in valuation of our financial assets and liabilities, please read Note 1, Summary of Significant Accounting Policies to these consolidated financial statements.
10.    Financial Instruments
Marketable Securities
The following tables summarize our marketable debt and equity securities:

As of December 31, 2012 (In millions)	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost
Available-for-sale:
Corporate debt securities
Current	$346.9	$0.3	$—	$346.6
Non-current	654.1	2.8	(0.6)	651.9
Government securities
Current	783.4	0.3	—	783.1
Non-current	874.4	0.8	—	873.6
Mortgage and other asset backed securities
Current	4.8	—	—	4.8
Non-current	508.1	1.4	(1.3)	508.0
Total marketable debt securities	$3,171.7	$5.6	$(1.9)	$3,168.0
Marketable equity securities, non-current	$9.0	$3.0	$—	$6.0

BIOGEN IDEC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2011 (In millions)	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost
Available-for-sale:
Corporate debt securities
Current	$155.0	$0.2	$(0.1)	$154.9
Non-current	447.6	1.2	(1.5)	447.9
Government securities
Current	1,021.0	0.4	—	1,020.6
Non-current	695.5	0.9	(0.2)	694.8
Mortgage and other asset backed securities
Current	0.1	—	—	0.1
Non-current	273.7	0.5	(1.3)	274.5
Total marketable debt securities	$2,592.9	$3.2	$(3.1)	$2,592.8
Marketable equity securities, non-current	$0.1	$—	$(0.1)	$0.2
In the table above, as of December 31, 2011, government securities included $214.0 million of Federal Deposit Insurance Corporation (FDIC) guaranteed senior notes issued by financial institutions under the Temporary Liquidity Guarantee Programs. We no longer own securities with an FDIC guarantee because this program ended on December 31, 2012.
The following table summarizes our financial assets with maturities of less than 90 days from the date of purchase included within cash and cash equivalents on the accompanying consolidated balance sheet:

	As of December 31,
(In millions)	2012	2011
Commercial paper	$40.7	$—
Repurchase agreements	67.4	8.8
Short-term debt securities	331.3	391.0
Total	$439.4	$399.8
The carrying values of our commercial paper, including accrued interest, repurchase agreements, and our short-term debt securities approximate fair value.
Summary of Contractual Maturities: Available-for-Sale Securities
The estimated fair value and amortized cost of our marketable debt securities available-for-sale by contractual maturity are summarized as follows:

	As of December 31, 2012		As of December 31, 2011
(In millions)	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost
Due in one year or less	$1,135.0	$1,134.5	$1,176.1	$1,175.6
Due after one year through five years	1,744.3	1,741.2	1,251.6	1,251.4
Due after five years	292.4	292.3	165.2	165.8
Total available-for-sale securities	$3,171.7	$3,168.0	$2,592.9	$2,592.8
The average maturity of our marketable debt securities available-for-sale as of December 31, 2012 and 2011 was 14 months.

BIOGEN IDEC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Proceeds from Marketable Debt Securities
The proceeds from maturities and sales of marketable debt securities and resulting realized gains and losses are summarized as follows:

	For the Years Ended December 31,
(In millions)	2012	2011	2010
Proceeds from maturities and sales	$2,749.6	$2,276.7	$2,668.7
Realized gains	$2.1	$3.9	$18.8
Realized losses	$3.5	$2.3	$2.5
Proceeds were generally reinvested. Realized losses for the year ended December 31, 2012, primarily relate to sales of agency mortgage-backed securities. Realized losses for the year ended December 31, 2011, primarily relate to sales of government and corporate securities. Realized losses for the year ended December 31, 2010, primarily relate to the sale of agency mortgage-backed securities and corporate debt securities.
Strategic Investments
As of December 31, 2012 and 2011, our strategic investment portfolio was comprised of investments totaling $64.2 million and $62.8 million, respectively, which are included in investments and other assets in our accompanying consolidated balance sheets.
Our strategic investment portfolio includes investments in marketable equity securities of certain biotechnology companies and our investments in venture capital funds accounted for at fair value which totaled $29.3 million and $23.6 million as of December 31, 2012 and 2011, respectively. Our strategic investment portfolio also includes other equity investments in privately-held companies and additional investments in venture capital funds accounted for under the cost method. The carrying value of these investments totaled $34.9 million and $39.2 million, as of December 31, 2012 and 2011, respectively.
Net Gains, Impairments and Changes to Fair Value
During the years ended December 31, 2012, 2011, and 2010, we realized net gains, impairments and changes to fair value recorded through income of $6.5 million and $7.3 million and net losses of $20.1 million, respectively, on our strategic investment portfolio. Included within the net gains recognized during the year ended December 31, 2012, was a gain of $9.0 million recognized upon our acquisition of Stromedix as we previously held an equity interest. For a more detailed description of this transaction, please read Note 2, Acquisitions to these consolidated financial statements. In 2011, we sold four strategic investments for $40.6 million, which resulted in a net gain of $13.5 million. In 2010 we sold one strategic investment for $1.8 million, which resulted in an insignificant loss.
Impairments
During the years ended December 31, 2012, 2011, and 2010, we recognized impairment charges on our marketable equity securities of certain biotechnology companies, investments in venture capital funds accounted for under the cost method, investments in venture capital funds accounted for under the equity method and investments in privately-held companies totaling $5.5 million, $9.9 million, and $19.2 million, respectively.

11.	Derivative Instruments
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
Foreign currency forward contracts in effect as of December 31, 2012 and 2011 had durations of 1 to 12 months. These contracts have been designated as cash flow hedges and accordingly, to the extent effective, any unrealized gains or losses on these foreign currency forward contracts are reported in accumulated other comprehensive income (loss). Realized gains and losses for the effective portion of such contracts are recognized in revenue when the sale of product in the currency being hedged is recognized. To the extent ineffective, hedge transaction gains and losses are reported in other income (expense), net.

BIOGEN IDEC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The notional value of foreign currency forward contracts that were entered into to hedge forecasted revenues is summarized as follows:

	Notional Amount As of December 31,
Foreign Currency: (In millions)	2012	2011
Euro	$492.2	$496.4
Canadian dollar	31.8	22.9
Swedish krona	—	13.0
Total foreign currency forward contracts	$524.0	$532.3
The portion of the fair value of these foreign currency forward contracts that was included in accumulated other comprehensive income (loss) within total equity reflected losses of $11.8 million, gains of $36.5 million and losses of $11.0 million for the years ended December 31, 2012, 2011 and 2010, respectively. We expect all contracts to be settled over the next 12 months and any amounts in accumulated other comprehensive income (loss) to be reported as an adjustment to revenue. We consider the impact of our and our counterparties’ credit risk on the fair value of the contracts as well as the ability of each party to execute its contractual obligations. As of December 31, 2012 and 2011, respectively, credit risk did not materially change the fair value of our foreign currency forward contracts.
In relation to our foreign currency forward contracts, due to hedge ineffectiveness we recognized in other income (expense) net gains of $4.8 million, net losses of $3.9 million, and net gains of $0.4 million for the years ended December 31, 2012, 2011 and 2010, respectively.
In addition, we recognized in product revenue net gains of $35.1 million, net losses of $36.9 million, and net gains of $45.7 million, for the years ended December 31, 2012, 2011 and 2010, respectively, for the settlement of certain effective cash flow hedge instruments. These settlements were recorded in the same period as the related forecasted revenues.
Summary of Derivatives Designated as Hedging Instruments
The following table summarizes the fair value and presentation in our consolidated balance sheets for derivatives designated as hedging instruments:

(In millions)	Balance Sheet Location	Fair Value As of December 31, 2012
Foreign Currency Contracts:
Asset derivatives	Other current assets	$0.6
Liability derivatives	Accrued expenses and other	$11.5

(In millions)	Balance Sheet Location	Fair Value As of December 31, 2011
Foreign Currency Contracts:
Asset derivatives	Other current assets	$32.6
Liability derivatives	Accrued expenses and other	$—

BIOGEN IDEC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the effect of derivatives designated as hedging instruments on our consolidated statements of income:

For the Years Ended (In millions)	Amount Recognized in Accumulated Other Comprehensive Income (Loss) on Derivative Gain/(Loss) (Effective Portion)	Income Statement Location (Effective Portion)	Amount Reclassified from Accumulated Other Comprehensive Income (Loss) into Income Gain/(Loss) (Effective Portion)	Income Statement Location (Ineffective Portion)	Amount of Gain/(Loss) Recorded (Ineffective Portion)
December 31, 2012:
Foreign currency contracts	($11.8)	Revenue	$35.1	Other income (expense)	$4.8
December 31, 2011:
Foreign currency contracts	$36.5	Revenue	($36.9)	Other income (expense)	($3.9)
December 31, 2010:
Foreign currency contracts	($11.0)	Revenue	$45.7	Other income (expense)	$0.4
Other Derivatives
We also enter into other foreign currency forward contracts, usually with one month durations, to mitigate the foreign currency risk related to certain balance sheet positions. We have not elected hedge accounting for these transactions.
The aggregate notional amount of these other outstanding foreign currency contracts was $243.2 million and $263.7 million as of December 31, 2012 and 2011, respectively. The fair value of these contracts was a net liability of $1.7 million as of December 31, 2012 compared to a net asset of $6.4 million as of December 31, 2011. Net gains of $4.2 million and $12.1 million related to these contracts were recognized as a component of other income (expense), net, for years ended December 31, 2012 and 2011, respectively.

12.	Property, Plant and Equipment
Property, plant and equipment are recorded at historical cost, net of accumulated depreciation. Components of property, plant and equipment, net are summarized as follows:

	As of December 31,
(In millions)	2012	2011
Land	$55.7	$51.9
Buildings	902.5	597.9
Leasehold improvements	107.3	102.7
Machinery and equipment	882.0	570.1
Computer software and hardware	476.6	439.7
Furniture and fixtures	46.9	37.6
Construction in progress	212.3	553.6
Total cost	2,683.3	2,353.5
Less: accumulated depreciation	(941.1)	(782.1)
Total property, plant and equipment, net	$1,742.2	$1,571.4
Depreciation expense totaled $164.3 million, $143.9 million and $144.9 million for 2012, 2011 and 2010, respectively.
For 2012, 2011 and 2010, we capitalized interest costs related to construction in progress totaling approximately $25.4 million, $32.6 million and $28.6 million, respectively. Capitalized interest costs are primarily related to the development of our large-scale biologics manufacturing facility in Hillerød, Denmark.

BIOGEN IDEC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Hillerød, Denmark Facility
As of September 1, 2012, our large-scale biologics manufacturing facility in Hillerød, Denmark was ready for its intended use as we began the process of manufacturing clinical products for sale to third parties. As a result, we transferred $465.9 million from construction in progress to various fixed asset accounts. We ceased capitalizing a majority of the interest expense and began recording depreciation on the various assets during the third quarter of 2012. The average estimated useful life for the facility and its assets is 20 years. The facility is currently not licensed to produce commercial product, a process we expect to be completed in 2013.
Research Triangle Park, North Carolina Facility
In October 2012, we opened a new laboratory and office facility in Research Triangle Park, North Carolina. As a result, we transferred $47.8 million from construction in progress to various fixed asset accounts. We began recording depreciation on the various assets during the fourth quarter of 2012. The average estimated useful life for the facility and its assets is 15 years.
Cambridge Leases
In July 2011, we executed leases for two office buildings currently under construction in Cambridge, Massachusetts with a planned occupancy during the second half of 2013. Construction of these facilities began in late 2011. In accordance with accounting guidance applicable to entities involved with the construction of an asset that will be leased when the construction is completed, we are considered the owner of these properties during the construction period. Accordingly, we record an asset along with a corresponding financing obligation on our consolidated balance sheet for the amount of total project costs incurred related to the construction in progress for these buildings. Upon completion of the buildings, we will assess and determine if the assets and corresponding liabilities should be derecognized. As of December 31, 2012 and 2011, cost incurred by the developer in relation to the construction of these buildings totaled approximately $86.5 million and $2.2 million, respectively.
As a result of our decision to relocate our corporate headquarters in Cambridge, Massachusetts, we expect to vacate part of our Weston, Massachusetts facility in the second half of 2013 upon completion of the new buildings and incur a charge between $15.0 million to $30.0 million. This estimate represents our remaining lease obligation for the vacated portion of our Weston facility, net of sublease income expected to be received.
Research Triangle Park Lease
In December 2012, we entered into an arrangement with Eisai, Inc. to lease a portion of their facility in RTP to manufacture our and Eisai's oral solid dose products and for Eisai to provide us with vial-filling services for biologic therapies and packaging services for oral solid dose products. The 10 year lease agreement, which is cancellable after 5 years and will become effective in February 2013, gives us the option to purchase the facility.

13.	Indebtedness
Our indebtedness is summarized as follows:

	As of December 31,
(In millions)	2012	2011
Current portion:
6.0% Senior notes due March 1, 2013	$450.0	$—
Note payable to Fumedica	3.4	3.3
Current portion of notes payable and line of credit	$453.4	$3.3
Non-current portion:
6.0% Senior notes due March 1, 2013	$—	$449.9
6.875% Senior notes due March 1, 2018	586.4	592.3
Note payable to Fumedica	14.5	16.4
Financing arrangement for the construction of the Cambridge facilities	86.5	2.2
Non-current portion of notes payable, line of credit and other financing arrangements	$687.4	$1,060.8

BIOGEN IDEC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a summary description of our principal indebtedness as of December 31, 2012:
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
Upon the issuance of the debt we entered into interest rate swap contracts where we received a fixed rate and paid a variable rate. These contracts were terminated in December 2008. Upon termination of these swaps, the carrying amount of the 6.875% Senior Notes due in 2018 was increased by $62.8 million and is being amortized using the effective interest rate method over the remaining life of the Senior Notes and is being recognized as a reduction of interest expense. As of December 31, 2012, $39.1 million remains to be amortized.
Revolving Credit Facility
In June 2012 our $360.0 million senior unsecured revolving credit facility expired and was not renewed.
Notes Payable to Fumedica
In connection with our 2006 distribution agreement with Fumedica, we issued notes totaling 61.4 million Swiss Francs which were payable to Fumedica in varying amounts from June 2008 through June 2018. Our remaining note payable to Fumedica had a present value of 16.4 million Swiss Francs ($17.9 million) and 18.6 million Swiss Francs ($19.7 million) as of December 31, 2012 and 2011, respectively.
Financing Arrangements
During 2011 we recorded a financing obligation in relation to the construction of the two office buildings in Cambridge, Massachusetts. As of December 31, 2012 and 2011, cost incurred by the developer in relation to the construction of these buildings totaled approximately $86.5 million and $2.2 million, respectively. For additional information related to these transactions, please read Note 12, Property, Plant & Equipment to these consolidated financial statements.
 Debt Maturity
Our total debt, excluding amounts related to our financing arrangements, mature as follows:

(In millions)	As of December 31, 2012
2013	$453.4
2014	3.5
2015	3.5
2016	3.5
2017	3.5
2018 and thereafter	553.5
Total	$1,020.9
The fair value of our debt is disclosed in Note 9, Fair Value Measurements to these consolidated financial statements.

BIOGEN IDEC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Equity
Preferred Stock
The following table describes the number of shares authorized, issued and outstanding of our preferred stock as of December 31, 2012 and 2011:

	As of December 31, 2012			As of December 31, 2011
(In thousands)	Authorized	Issued	Outstanding	Authorized	Issued	Outstanding
Series A	1,750	—	—	1,750	—	—
Series X junior participating	1,000	—	—	1,000	—	—
Undesignated	5,250	—	—	5,250	—	—
Total preferred stock	8,000	—	—	8,000	—	—
We have 8,000,000 shares of Preferred Stock authorized. Shares may be issued without a vote or action of stockholders from time to time in classes or series with the designations, powers, preferences, and the relative, participating, optional or other special rights of the shares of each such class or series and any qualifications, limitations or restrictions thereon as set forth in the instruments governing such shares. Any such Preferred Stock may rank prior to common stock as to dividend rights, liquidation preference or both, and may have full or limited voting rights and may be convertible into shares of common stock.
Common Stock
The following table describes the number of shares authorized, issued and outstanding of our common stock as of December 31, 2012 and 2011:

	As of December 31, 2012			As of December 31, 2011
(In thousands)	Authorized	Issued	Outstanding	Authorized	Issued	Outstanding
Common stock	1,000,000	254,237	236,582	1,000,000	255,633	242,115
Share Repurchases
In February 2011, our Board of Directors authorized the repurchase of up to 20.0 million shares of common stock. This authorization does not have an expiration date. In 2012, approximately 7.8 million shares were repurchased at a cost of $984.7 million.
We repurchased approximately 6.0 million shares at a cost of approximately $498.0 million under the 2011 authorization in 2011.
Approximately 6.2 million shares of our common stock remain available for repurchase under the 2011 authorization.

15.	Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income (loss) consisted of the following:

	As of December 31,
(In millions)	2012	2011
Translation adjustments	$(27.1)	$(50.3)
Unrealized gains (losses) on securities available for sale	4.2	—
Unrealized gains (losses) on foreign currency forward contracts	(10.7)	32.8
Unfunded status of pension and postretirement benefit plans	(21.7)	(9.0)
Accumulated other comprehensive income (loss)	$(55.3)	$(26.5)

Unrealized holding gains on securities available for sale is shown net of tax of $2.5 million and $0.1 million as of December 31, 2012 and 2011, respectively. Unrealized gains (losses) on foreign currency forward contracts are shown net of tax of $1.1 million and $3.6 million as of December 31, 2012 and 2011, respectively. Tax amounts related to the unfunded status of pension and retirement benefit plans for December 31, 2012 and 2011 were immaterial. For discussion of the unfunded status of pension and retirement benefit plans, please read Note 25, Employee Benefit Plans to these consolidated financial statements.
Comprehensive income (loss) and its components are presented in the consolidated statements of comprehensive income.

16.	Earnings per Share
Basic and diluted earnings per share are calculated as follows:

	For the Years Ended December 31,
(In millions)	2012	2011	2010
Numerator:
Net income attributable to Biogen Idec Inc.	$1,380.0	$1,234.4	$1,005.3
Adjustment for net income allocable to preferred stock	—	(0.5)	(2.0)
Net income used in calculating basic and diluted earnings per share	$1,380.0	$1,233.9	$1,003.3
Denominator:
Weighted average number of common shares outstanding	237.9	242.4	252.3
Effect of dilutive securities:
Stock options and employee stock purchase plan	0.5	1.0	0.9
Time-vested restricted stock units	1.0	1.3	1.6
Market stock units	0.3	0.3	0.1
Dilutive potential common shares	1.8	2.6	2.6
Shares used in calculating diluted earnings per share	239.7	245.0	254.9
Amounts excluded from the calculation of net income per diluted share because their effects were anti-dilutive were insignificant.
Earnings per share for the years ended December 31, 2012, 2011 and 2010 reflects, on a weighted average basis, the repurchase of 5.8 million shares, 6.0 million shares and 40.3 million shares, respectively, of our common stock under our share repurchase authorizations.

17.	Share-based Payments
Share-based Compensation Expense
The following table summarizes share-based compensation expense included within our consolidated statements of income:

	For the Years Ended December 31,
(In millions)	2012	2011	2010
Research and development	$74.7	$62.0	$62.7
Selling, general and administrative	109.6	88.7	123.6
Restructuring charges	—	(0.6)	6.8
Subtotal	184.3	150.1	193.1
Capitalized share-based compensation costs	(5.4)	(4.5)	(3.5)
Share-based compensation expense included in total cost and expenses	178.9	145.6	189.6
Income tax effect	(53.4)	(44.6)	(60.3)
Share-based compensation expense included in net income attributable to Biogen Idec Inc.	$125.5	$101.0	$129.3

BIOGEN IDEC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes share-based compensation expense associated with each of our share-based compensation programs:

	For the Years Ended December 31,
(In millions)	2012	2011	2010
Stock options	$2.3	$5.9	$26.1
Market stock units	23.3	14.6	10.0
Time-vested restricted stock units	93.0	89.6	129.4
Performance-vested restricted stock units settled in shares	0.1	1.0	5.3
Cash settled performance shares	60.4	32.7	15.0
Employee stock purchase plan	5.2	6.3	7.3
Subtotal	184.3	150.1	193.1
Capitalized share-based compensation costs	(5.4)	(4.5)	(3.5)
Share-based compensation expense included in total cost and expenses	$178.9	$145.6	$189.6
Windfall tax benefits from vesting of stock awards, exercises of stock options and ESPP participation were $54.7 million, $50.6 million and $13.1 million in 2012, 2011 and 2010, respectively. These amounts have been calculated under the alternative transition method in accordance with U.S. GAAP.
As of December 31, 2012, unrecognized compensation cost related to unvested share-based compensation was approximately $164.4 million, net of estimated forfeitures. We expect to recognize the cost of these unvested awards over a weighted-average period of 1.4 years.
Share-Based Compensation Plans
We have three share-based compensation plans pursuant to which awards are currently being made: (1) the Biogen Idec Inc. 2006 Non-Employee Directors Equity Plan (2006 Directors Plan); (2) the Biogen Idec Inc. 2008 Omnibus Equity Plan (2008 Omnibus Plan); and (3) the Biogen Idec Inc. 1995 Employee Stock Purchase Plan (ESPP). We have five share-based compensation plans under which there are outstanding awards, but from which no further awards can or will be made: (i) the IDEC Pharmaceuticals Corporation 1993 Non-Employee Directors Stock Option Plan; (ii) the IDEC Pharmaceuticals Corporation 1988 Stock Option Plan; (iii) the Biogen, Inc. 1985 Non-Qualified Stock Option Plan; (iv) the Biogen Idec Inc. 2003 Omnibus Equity Plan; and (v) the Biogen Idec Inc. 2005 Omnibus Equity Plan (2005 Omnibus Plan). We have not made any awards pursuant to the 2005 Omnibus Plan since our stockholders approved the 2008 Omnibus Plan and do not intend to make any awards pursuant to the 2005 Omnibus Plan in the future, except that unused shares under the 2005 Omnibus Plan have been carried over for use under the 2008 Omnibus Plan.
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

BIOGEN IDEC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Options
We no longer grant stock options to our employees or directors. Outstanding stock options previously granted to our employees and directors generally have a ten-year term and vest over a period of between one and four years, provided the individual continues to serve at Biogen Idec through the vesting dates. Options granted under all plans are exercisable at a price per share not less than the fair market value of the underlying common stock on the date of grant. The estimated fair value of options, including the effect of estimated forfeitures, is recognized over the options’ vesting periods. The fair value of the stock options granted in 2010 was estimated as of the date of grant using a Black-Scholes option valuation model that uses the following weighted-average assumptions:

	For the Years Ended December 31,
	2012	2011	2010
Expected option life (in years)	**	**	4.5
Expected stock price volatility	**	**	30.8%
Risk-free interest rate	**	**	2.0%
Expected dividend yield	**	**	—%
Per share grant-date fair value	**	**	$16.52
**    There were no grants of stock options made in 2012 and 2011.
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
The following table summarizes our stock option activity:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2011	1,691,000	$52.75
Granted	—	$—
Exercised	(765,000)	$50.72
Cancelled	(19,000)	$51.99
Outstanding at December 31, 2012	907,000	$54.48
The total intrinsic values of options exercised in 2012, 2011 and 2010 totaled $63.0 million, $149.0 million, and $50.5 million, respectively. The aggregate intrinsic values of options outstanding as of December 31, 2012 totaled $83.3 million. The weighted average remaining contractual term for options outstanding as of December 31, 2012 was 4.4 years.
Of the options outstanding, 0.8 million were exercisable as of December 31, 2012. The exercisable options had a weighted-average exercise price of $54.87. The aggregate intrinsic value of options exercisable as of December 31, 2012 was $72.1 million. The weighted average remaining contractual term for options exercisable as of December 31, 2012 was 4.1 years.
A total of 0.9 million vested and expected to vest options were outstanding as of December 31, 2012. These vested and expected to vest options had a weighted average exercise price of $54.48 and an aggregated intrinsic value of $83.1 million. The weighted average remaining contractual term of vested and expected to vest options as of December 31, 2012 was 4.4 years.

BIOGEN IDEC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the amount of tax benefit realized for stock options and cash received from the exercise of stock options:

	For the Years Ended December 31,
(In millions)	2012	2011	2010
Tax benefit realized for stock options	$20.9	$47.5	$16.0
Cash received from the exercise of stock options	$38.8	$291.9	$160.0
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
The following table summarizes our MSU activity:

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2011	581,000	$69.49
Granted (a)	319,000	$134.95
Vested	(244,000)	$121.40
Forfeited	(50,000)	$75.94
Unvested at December 31, 2012	606,000	$94.73

(a)
MSUs granted in 2012 include approximately 39,000 and 42,000 MSUs issued in 2012 based upon the attainment of performance criteria set for 2011 and 2010, respectively, in relation to shares granted in those years. The remainder of MSUs granted during 2012 include awards granted in conjunction with our annual awards made in February 2012 and MSUs granted in conjunction with the hiring of employees. These grants reflect the target number of shares eligible to be earned at the time of grant.

We value grants of MSUs using a lattice model with a Monte Carlo simulation. This valuation methodology utilizes several key assumptions, including the 60 calendar day average closing stock price on grant date, expected volatility of our stock price, risk-free rates of return and expected dividend yield. The assumptions used in our valuation are summarized as follows:

	For the Years Ended December 31,
	2012	2011
Expected dividend yield	—%	—%
Range of expected stock price volatility	29.6% - 34.0%	25.7% - 33.4%
Range of risk-free interest rates	0.2% - 0.6%	0.3% - 1.9%
60 calendar day average stock price on grant date	$113.83 - $149.79	$66.78 - $101.16
Weighted-average per share grant date fair value	$134.95	$74.19

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
The following table summarizes our CSPS activity:

Shares
Unvested at December 31, 2011	562,000
Granted (a)	327,000
Vested	(280,000)
Forfeited	(17,000)
Unvested at December 31, 2012	592,000

(a)
CSPSs granted in 2012 include approximately 68,000 CSPSs issued in 2012 based upon the attainment of performance criteria set for 2011 in relation to shares granted in 2011. The remainder of the CSPSs granted in 2012 include awards granted in conjunction with our annual awards made in February 2012 and CSPSs granted in conjunction with the hiring of employees. These grants reflect the target number of shares eligible to be earned at the time of grant.

During 2012, we paid $28.7 million of cash in settlement of CSPS awards upon vesting.
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
The following table summarizes our RSU activity:

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2011	2,924,000	$60.72
Granted (a)	1,013,000	$124.54
Vested	(1,540,000)	$121.06
Forfeited	(210,000)	$79.55
Unvested at December 31, 2012	2,187,000	$90.37

(a)
RSUs granted in 2012 primarily represent RSUs granted in conjunction with our annual awards made in February 2012 and awards made in conjunction with the hiring of new employees. RSUs granted in 2012 also include approximately 24,000 RSUs granted to our Board of Directors.

RSUs granted in 2011 and 2010 had weighted average grant date fair values of $70.01 and $54.79, respectively.

BIOGEN IDEC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Performance-Vested Restricted Stock Units (PVRSUs)
The following table summarizes our PVRSU activity:

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2011	47,000	$49.34
Granted	—	$—
Vested	(46,000)	$119.03
Forfeited	(70)	$49.65
Unvested at December 31, 2012	930	$53.64
Grant Activity
In 2011 and 2010, approximately 1,000 and 4,000 and PVRSUs were granted with weighted average grant date fair values of $53.64 per share, respectively. The number of PVRSUs reflected as granted represents the target number of shares that are eligible to vest in full or in part and are earned subject to the attainment of certain performance criteria established at the beginning of the performance period, which ended December 31, 2009. Participants may ultimately earn up to 200% of the target number of shares granted in the event that the maximum performance thresholds are attained. Accordingly, additional PVRSUs may be issued upon final determination of the number of awards earned.
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
Employee Stock Purchase Plan (ESPP)
The following table summarizes our ESPP activity:

	For the Years Ended December 31,
(In millions)	2012	2011	2010
Shares issued under ESPP	0.3	0.4	0.6
Cash received under ESPP	$28.7	$22.8	$23.5
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

BIOGEN IDEC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	Income Taxes
Income Tax Expense
Income before income tax provision and the income tax expense consist of the following:

	For the Years Ended December 31,
(In millions)	2012	2011	2010
Income before income taxes (benefit):
Domestic	$1,398.0	$1,408.9	$846.4
Foreign	457.1	302.3	383.5
Total	$1,855.1	$1,711.2	$1,229.9
Income tax expense (benefit):
Current:
Federal	$507.9	$231.7	$357.7
State	35.6	15.1	19.6
Foreign	44.0	44.1	35.4
Total	587.5	290.9	412.7
Deferred:
Federal	$(133.0)	$160.9	$(70.6)
State	(13.0)	(8.1)	(6.6)
Foreign	29.1	0.8	(4.2)
Total	(116.9)	153.6	(81.4)
Total income tax expense	$470.6	$444.5	$331.3
The 2012 deferred tax expense on foreign earnings includes an expense of $33.1 million related to capitalized interest at our Denmark manufacturing facility. Of this amount, $29.0 million represents the correction of an error in our accounting that had accumulated over several prior years. We do not consider this correction to be material.
Deferred Tax Assets and Liabilities
Significant components of our deferred tax assets and liabilities are summarized as follows:

	As of December 31,
(In millions)	2012	2011
Deferred tax assets:
Tax credits	$69.3	$60.0
Inventory, other reserves, and accruals	118.3	104.1
Capitalized costs	7.6	5.3
Intangibles, net	84.5	75.8
Net operating loss	37.5	22.9
Share-based compensation	58.6	54.7
Other	57.8	45.7
Valuation allowance	(12.3)	(10.8)
Total deferred tax assets	$421.3	$357.7
Deferred tax liabilities:
Purchased intangible assets	$(411.3)	$(384.8)
Unrealized gain on investments and cumulative translation adjustment	(1.2)	(3.5)
Inventory	(50.8)	(76.8)
Depreciation, amortization and other	(146.4)	(133.1)
Total deferred tax liabilities	$(609.7)	$(598.2)

BIOGEN IDEC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Tax Rate
Reconciliation between the U.S. federal statutory tax rate and our effective tax rate is summarized as follows:

	For the Years Ended December 31,
	2012	2011	2010
Statutory rate	35.0%	35.0%	35.0%
State taxes	0.9	1.7	1.7
Taxes on foreign earnings	(6.2)	(5.9)	(10.7)
Credits and net operating loss utilization	(3.5)	(4.4)	(3.0)
Purchased intangible assets	1.2	1.3	1.9
IPR&D	—	—	5.0
Permanent items	(2.5)	(1.2)	(2.0)
Contingent consideration	0.5	0.7	—
Other	—	(1.2)	(1.0)
Effective tax rate	25.4%	26.0%	26.9%
As of December 31, 2012, we had net operating losses and general business credit carry forwards for federal income tax purposes of approximately $63.2 million and $2.9 million, respectively, which begin to expire in 2020. Additionally, for state income tax purposes, we had net operating loss carry forwards of approximately $95.6 million, which begin to expire in 2013. For state income tax purposes, we also had research and investment credit carry forwards of approximately $114.7 million, of which approximately $3.5 million begin to expire in 2013. For foreign income tax purposes, we had $8.8 million of net operating loss carryforwards, which do not expire.
In assessing the realizability of our deferred tax assets, we have considered whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. In making this determination, under the applicable financial reporting standards, we are allowed to consider the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies. Our estimates of future taxable income take into consideration, among other items, our estimates of future income tax deductions related to the exercise of stock options. Based upon the level of historical taxable income and income tax liability and projections for future taxable income over the periods in which the deferred tax assets are utilizable, we believe it is more likely than not that we will realize the benefits of the deferred tax assets of our wholly owned subsidiaries. At December 31, 2012, we have a full valuation allowance on the deferred tax assets of a variable interest entity which we consolidate, based on uncertainties related to the realization of all of those assets. These assets totalling $10.9 million are excluded from our credit and loss carryforwards described above. In the event that actual results differ from our estimates or we adjust our estimates in future periods, we may need to establish a valuation allowance, which could materially impact our financial position and results of operations.
As of December 31, 2012, undistributed foreign earnings of non-U.S. subsidiaries included in consolidated retained earnings and other basis differences aggregated approximately $3.3 billion. We intend to reinvest these earnings indefinitely in operations outside the U.S. The residual U.S. tax liability, if such amounts were remitted, would be between $800 million to $900 million as of December 31, 2012.
Accounting for Uncertainty in Income Taxes
A reconciliation of the beginning and ending amount of our unrecognized tax benefits is summarized as follows:

(In millions)	2012	2011	2010
Balance at January 1,	$64.4	$121.5	$147.1
Additions based on tax positions related to the current period	13.0	2.2	3.6
Additions for tax positions of prior periods	69.8	48.6	13.3
Reductions for tax positions of prior periods	(18.6)	(75.8)	(18.5)
Statute expirations	(1.9)	(2.3)	(3.7)
Settlements	(0.8)	(29.8)	(20.3)
Balance at December 31,	$125.9	$64.4	$121.5

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
Included in the balance of unrecognized tax benefits as of December 31, 2012, 2011, and 2010 are $109.5 million, $31.3 million, and $26.2 million (net of the federal benefit on state issues), respectively, of unrecognized tax benefits that, if recognized, would affect the effective income tax rate in future periods.
We recognize potential interest and penalties accrued related to unrecognized tax benefits in income tax expense. In 2012, we recognized a net interest expense of $0.1 million. During 2011, we recognized net interest benefit of $12.9 million. In 2010, we recognized a net interest expense of approximately $0.7 million. We have accrued approximately $2.5 million and $3.9 million for the payment of interest as of December 31, 2012 and 2011, respectively.
We do not anticipate any significant changes in our positions in the next twelve months other than expected settlements which have been classified as current liabilities within the accompanying balance sheet.
Contingencies
In 2006, the Massachusetts Department of Revenue (DOR) issued a Notice of Assessment against Biogen Idec MA Inc. (BIMA), one of our wholly-owned subsidiaries, for $38.9 million of corporate excise tax for 2002, which includes associated interest and penalties. The assessment asserted that the portion of sales attributable to Massachusetts (sales factor), the computation of BIMA’s research and development credits and certain deductions claimed by BIMA were not appropriate, resulting in unpaid taxes for 2002. We filed an abatement application with the DOR seeking abatements for 2001, 2002 and 2003. Our abatement application was denied and on July 25, 2007, we filed a petition with the Massachusetts Appellate Tax Board (Massachusetts ATB) seeking, among other items, abatements of corporate excise tax for 2001, 2002 and 2003 and adjustments in certain credits and credit carry forwards for 2001, 2002 and 2003. On August 18, 2011, we reached a settlement with the DOR under which we agreed to pay $7.0 million in taxes, plus $5.0 million of interest, and agreed on the nature and amount of tax credits carried forward into 2004. This resolution did not have a significant impact on our results of operations, is related only to the 2001, 2002 and 2003 tax years, and does not resolve matters in dispute for subsequent periods.
On June 8, 2010, we received Notices of Assessment from the DOR against BIMA for $103.5 million of corporate excise tax, including associated interest and penalties, related to our 2004, 2005 and 2006 tax filings. We filed an abatement application with the DOR seeking abatement for 2004, 2005 and 2006. Our abatement application was denied in December 2010, and we filed a petition appealing the denial with the ATB on February 3, 2011, and hearing has been scheduled for April 2013. For all periods under dispute, we believe that positions taken in our tax filings are valid and we are contesting the assessments vigorously.
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

19.	Other Consolidated Financial Statement Detail
Supplemental Cash Flow Information
Supplemental disclosure of cash flow information for the years ended December 31, 2012, 2011 and 2010 is as follows:

	For the Years Ended December 31,
(In millions)	2012	2011	2010
Cash paid during the year for:
Interest	$65.4	$66.7	$68.1
Income taxes	$526.6	$332.7	$394.7
Non-cash Investing and Financing Activity
In March 2012, upon completion of our acquisition of Stromedix, we recorded $219.2 million of in-process research and development and $48.2 million of goodwill. In addition, we also recorded a contingent consideration obligation of $122.2 million.
In September 2011, upon completion of our acquisition of the noncontrolling interest in our joint venture investments in Biogen Dompé SRL and Biogen Dompé Switzerland GmbH, we recorded a contingent consideration obligation of $38.8 million.
In connection with the construction of the Cambridge facilities that will be leased by us when the construction is completed, we have recorded an asset along with a corresponding financing obligation on our consolidated balance sheet as of December 31, 2012 and 2011, totaling approximately $86.5 million and $2.2 million, respectively. For additional information related to these transactions, please read Note 12, Property, Plant & Equipment to these consolidated financial statements.
In December 2010, upon completion of our acquisition of BIN, we recorded $110.9 million of in-process research and development and $25.6 million of goodwill. In addition, we also assumed a contingent consideration obligation of $81.2 million and a deferred tax liability of $23.7 million.
Other Income (Expense), Net
Components of other income (expense), net, are summarized as follows:

	For the Years Ended December 31,
(In millions)	2012	2011	2010
Interest income	$29.5	$19.2	$22.3
Interest expense	(36.5)	(33.0)	(36.1)
Impairments on investments	(5.5)	(9.9)	(19.2)
Gain (loss) on investments, net	10.6	18.8	14.2
Foreign exchange gains (losses), net	(2.5)	(6.3)	(3.5)
Other, net	3.7	(2.3)	3.3
Total other income (expense), net	$(0.7)	$(13.5)	$(19.0)

Accrued Expenses and Other
Accrued expenses and other consists of the following:

	As of December 31,
(In millions)	2012	2011
Employee compensation and benefits	$248.5	$176.3
Revenue-related rebates	191.0	115.0
Deferred revenue	148.0	69.6
Clinical development expenses	51.6	40.8
Royalties and licensing fees	45.2	47.4
Collaboration expenses	37.4	44.2
Current portion of contingent consideration obligations	22.4	10.8
Other	235.8	173.1
Total accrued expenses and other	$979.9	$677.2

20.	Investments in Variable Interest Entities
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
Knopp
In August 2010, we entered into a license agreement with Knopp Neurosciences, Inc. (Knopp), a subsidiary of Knopp Holdings, LLC, for the development, manufacture and commercialization of dexpramipexole. Under the terms of the license agreement we made a $26.4 million upfront payment and agreed to pay Knopp development and sales-based milestone payments as well as royalties on future commercial sales. In addition, we also purchased 30.0% of the Class B common shares of Knopp for $60.0 million.

BIOGEN IDEC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At the end of December 2012, we learned that a Phase 3 trial investigating dexpramipexole in people with amyotrophic lateral sclerosis (ALS) did not meet its primary endpoint and failed to show efficacy in its key secondary endpoints. Based on these results, we have discontinued development of dexpramipexole in ALS. Prior to our decision to discontinue dexpramipexole, we had started the R&D extension program, ENVISION, and had entered into arrangements with certain suppliers for the purchase of raw materials and the supply of drug product.  These arrangements have been canceled.  We have accrued approximately $12.3 million of research and development expense, as of December 31, 2012, related to those firm commitments to purchase R&D services and inventory or to pay cancellation charges.
In addition, we expect to terminate the license agreement and exercise our put option on the 30.0% of the Class B common shares to Knopp.
Due to the terms of the license agreement and our investment in Knopp, we had determined that we were the primary beneficiary of Knopp as we had the power to direct the activities that most significantly impacted Knopp’s economic performance. As such, we consolidated the results of Knopp. As the license agreement with Knopp only gave us access to the underlying intellectual property of dexpramipexole and we did not acquire any employees or other processes, we determined that the transaction was an acquisition of an asset rather than a business. Therefore, we recorded an IPR&D charge of approximately $205.0 million upon the initial consolidation of Knopp, which was included within our consolidated statement of income for 2010. The amount allocated to IPR&D represented the fair value of the intellectual property of Knopp, which as of the effective date of the agreement, had not reached technological feasibility and had no alternative future use. This charge was determined using internal models based on projected revenues and development costs and adjusted for industry-specific probabilities of success. We attributed approximately $145.0 million of the IPR&D charge to the noncontrolling interest.
In March 2011, we dosed the first patient in a registrational study for dexpramipexole. The achievement of this milestone resulted in a $10.0 million payment due to Knopp. As we consolidated Knopp, we recognized this payment as a charge to noncontrolling interests in 2011.
A summary of activity related to this collaboration, excluding the initial accounting for the consolidation of Knopp, was as follows:

	For the Years Ended December 31,
(In millions)	2012	2011	2010
Total upfront payments made to Knopp	$—	$—	$26.4
Milestone payments made to Knopp	$—	$10.0	$—
Total development expense incurred by the collaboration excluding upfront and milestone payments	$96.3	$44.8	$5.0
Total expense incurred by the collaboration associated with commercial capabilities in preparation for the potential product launch	$16.7	$—	$—
Biogen Idec’s share of expense reflected within our consolidated statements of income	$113.0	$54.8	$31.4
Collaboration expense attributed to noncontrolling interests, net of tax	$—	$8.6	$—
The assets and liabilities of Knopp were not significant to our financial position or results of operations. We had provided no financing to Knopp other than previously contractually required amounts disclosed above.
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
A summary of activity related to this collaboration is as follows:

	For the Years Ended December 31,
(In millions)	2012	2011	2010
Milestone payments made to Neurimmune	$—	$15.0	$—
Total development expense incurred by the collaboration, excluding upfront and milestone payments	$13.3	$9.2	$15.5
Biogen Idec’s share of expense reflected within our consolidated statements of income	$13.3	$24.2	$15.5
Collaboration expense attributed to noncontrolling interests, net of tax	$—	$14.7	$1.0
A summary of activity related to this collaboration since inception, along with an estimate of additional future development expenses expected to be incurred by us, is as follows:

(In millions)	As of December 31, 2012
Total upfront and milestone payments made to Neurimmune	$35.0
Total expense incurred by Biogen Idec, excluding upfront and milestone payments	$53.5
Estimate of additional amounts to be incurred by us in development of the lead compound	$783.1
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
Unconsolidated Variable Interest Entities
We have relationships with other variable interest entities which we do not consolidate as we lack the power to direct the activities that significantly impact the economic success of these entities. These relationships include investments in certain biotechnology companies and research collaboration agreements. For additional information related to our significant collaboration arrangements with unconsolidated variable interest entities, please read Note 21, Collaborative and Other Relationships to these consolidated financial statements.
As of December 31, 2012 and 2011, the total carrying value of our investments in biotechnology companies that we have determined to be variable interest entities, but do not consolidate as we do not have the power to direct their activities, totaled $9.4 million and $14.6 million, respectively. Our maximum exposure to loss related to these variable interest entities is limited to the carrying value of our investments.
We have entered into research collaborations with certain variable interest entities where we are required to fund certain development activities. These development activities are included in research and development expense within our consolidated statements of income, as they are incurred.
We have provided no financing to these variable interest entities other than previously contractually required amounts.

BIOGEN IDEC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

21.	Collaborative and Other Relationships
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
Depending on the collaborative arrangement, we may record funding receivables or payable balances with our partners, based on the nature of the cost-sharing mechanism and activity within the collaboration. We had no significant receivables or payables related to cost sharing arrangements with unconsolidated variable interest entities at December 31, 2012 and 2011, respectively.
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
In October 2010, we amended our collaboration agreement with Genentech with regard to the development of ocrelizumab and agreed to terms for the development of GA101, as summarized below. This amendment did not have an impact on our share of the co-promotion operating profits of RITUXAN in either 2012, 2011 or 2010.
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
GA101
We pay 35% of the development and commercialization expenses of GA101, which is recognized as research and development expense in our consolidated statements of income, and will receive between 35% and 39% of the profits of GA101 based upon the achievement of certain sales milestones. Before the October 2010 amendment and restatement of our collaboration agreement, we had paid 30% of the GA101 development expenses. During the fourth quarter of 2010, we paid approximately $10.0 million to compensate Genentech for our increased share of such previously incurred expenses. Commercialization of GA101 will impact our percentage of the co-promotion profits for RITUXAN, as summarized in the table below.
RITUXAN
While Genentech is responsible for the worldwide manufacturing of RITUXAN, development and commercialization rights and responsibilities under this collaboration are divided as follows:
U.S.
We share with Genentech co-exclusive rights to develop, commercialize and market RITUXAN in the U.S. For 2010, we contributed to the marketing and continued development of RITUXAN by maintaining a limited sales force dedicated to RITUXAN and performing limited development activity. However, during the fourth quarter of 2010, we agreed with Genentech to eliminate our current RITUXAN oncology and rheumatology sales force, with Genentech assuming sole responsibility for the U.S. sales and marketing of RITUXAN.

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
Under the terms of the collaboration agreement, we will be paid royalties between 10% and 12% on sales of RITUXAN outside the U.S. and Canada, with the royalty period lasting 11 years from the first commercial sale of RITUXAN on a country-by-country basis. The royalty periods for substantially all of the remaining royalty-bearing sales of RITUXAN in the rest of world markets expired in 2012. After 2012, we expect revenue on sales of RITUXAN in the rest of world will primarily be limited to our share of pre-tax co-promotion profits in Canada.
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

•	First Non-CLL GA101 FDA Approval: the FDA’s first approval of GA101 in an indication other than CLL.

•	GA101 CLL Sales Trigger: the first day of the quarter after U.S. gross sales of GA101 in any consecutive 12 month period reach $500.0 million.
Our share of the co-promotion operating profits for RITUXAN is calculated as follows:

		Before First New Product FDA Approval
Co-promotion Operating Profits†	After First New Product FDA Approval	First Non-CLL GA101 FDA Approval Occurs First	GA101 CLL Sales Trigger Occurs First
I. First $50.0 million	30%	30%	30%
II. Above $50.0 million	—%	—%	35%
A. Until First GA101 Threshold Date	38%	39%	—%
B. After First GA101 Threshold Date
1(a). Until First Threshold Date	37.5%	—%	—%
1(b). After First Threshold Date and until Second Threshold Date	35%	—%	—%
1(c). After Second Threshold Date	30%	—%	—%
2. Until Second GA101 Threshold Date	—%	37.5%	—%
C. After Second GA101 Threshold Date	—%	35%	—%

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

BIOGEN IDEC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Unconsolidated Joint Business Revenues
Revenues from unconsolidated joint business consists of (1) our share of pre-tax co-promotion profits in the U.S. (2) reimbursement of our selling and development expenses in the U.S.; and (3) revenue on sales of RITUXAN in the rest of world, which consist of our share of pre-tax co-promotion profits in Canada and royalty revenue on sales of RITUXAN outside the U.S. and Canada by Roche, and its sublicensees. Pre-tax co-promotion profits are calculated and paid to us by Genentech in the U.S. and by Roche in Canada. Pre-tax co-promotion profits consist of U.S. and Canadian sales of RITUXAN to third-party customers net of discounts and allowances less the cost to manufacture RITUXAN, third-party royalty expenses, distribution, selling, and marketing expenses, and joint development expenses incurred by Genentech, Roche and us. We record our share of the pretax co-promotion profits in Canada and royalty revenues on sales of RITUXAN outside the U.S. on a cash basis as we don't have access to the information or ability to estimate these profits or royalty revenue in the period incurred. Additionally, our share of the pre-tax co-promotion profits in the U.S. includes estimates made by Genentech and those estimates are subject to change. Actual results may ultimately differ from our estimates.
In June 2011, the collaboration recognized a charge of approximately $125.0 million, representing an estimate of compensatory damages and interest that might be awarded to Hoechst GmbH (Hoechst), in relation to an intermediate decision by the arbitrator in Genentech’s ongoing arbitration with Hoechst. As a result of this charge to the collaboration, our share of RITUXAN revenues from unconsolidated joint business was reduced by approximately $50.0 million in the second quarter of 2011, a portion of which was recorded as a reduction in revenue on sales of RITUXAN in the rest of the world. The actual amount of our share of any damages may vary from our estimate depending on the nature of amount of any damages awarded to Hoechst. For additional information related to this matter, please read Note 22, Litigation to these consolidated financial statements.
Revenues from unconsolidated joint business are summarized as follows:

	For the Years Ended December 31,
(In millions)	2012	2011	2010
Biogen Idec’s share of pre-tax co-promotion profits in the U.S.	$1,031.7	$872.7	$848.0
Reimbursement of selling and development expenses in the U.S.	1.6	6.1	58.3
Revenue on sales of RITUXAN in the rest of world	104.6	117.8	170.9
Total unconsolidated joint business revenues	$1,137.9	$996.6	$1,077.2
In 2012, 2011, and 2010, the 40% co-promotion profit-sharing threshold was met during the first quarter.
Currently, we record our share of the expenses incurred by the collaboration for the development of anti-CD20 products in research and development expense in our consolidated statements of income. We incurred $35.4 million, $26.9 million, and $50.6 million in development expense for the years ended December 31, 2012, 2011, and 2010, respectively. After an anti-CD20 product is approved, we will record our share of the development expenses related to that product as a reduction of our share of pre-tax co-promotion profits in revenues from unconsolidated joint business. As a result of the October 2010 amendment of our collaboration agreement with Genentech, we are no longer responsible for any development costs for ocrelizumab.

BIOGEN IDEC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Elan
We collaborate with Elan on the development, manufacture and commercialization of TYSABRI. Under the terms of our collaboration agreement, we manufacture TYSABRI and collaborate with Elan on the product’s marketing, commercial distribution and ongoing development activities. The agreement is designed to effect an equal sharing of profits and losses generated by the activities of our collaboration. Under the agreement, however, once sales of TYSABRI exceeded specific thresholds, Elan was required to make milestone payments to us in order to continue sharing equally in the collaboration’s results. Elan has made milestone payments to us of $75.0 million in the third quarter of 2008 and $50.0 million in the first quarter of 2009. These amounts were recorded as deferred revenue upon receipt and are recognized as revenue in our consolidated statements of income based on the ratio of units shipped in the current period over the total units expected to be shipped over the remaining term of the collaboration. No additional milestone payments are required under the agreement to maintain the current profit sharing split and as of December 31, 2012, $92.4 million remains to be amortized. The term of our collaboration agreement extends until November 2019. Each of Biogen Idec and Elan has the option to buy the other party’s rights to TYSABRI upon expiration of the term or if the other party undergoes a change of control (as defined in the collaboration agreement). In addition, each of Biogen Idec and Elan can terminate the agreement for convenience or material breach by the other party, in which case, among other things, certain licenses, regulatory approvals and other rights related to the manufacture, sale and development of TYSABRI are required to be transferred to the party that is not terminating for convenience or is not in material breach of the agreement.
In the U.S., we sell TYSABRI to Elan who sells the product to third party distributors. Our sales price to Elan in the U.S. is set prior to the beginning of each quarterly period to effect an approximate equal sharing of the gross profit between Elan and us. We recognize revenue for sales in the U.S. of TYSABRI upon Elan’s shipment of the product to the third party distributors, at which time all revenue recognition criteria have been met. As of December 31, 2012 and 2011, we had deferred revenue of $24.9 million and $23.8 million, respectively, for shipments to Elan that remained in Elan’s ending inventory pending shipment of the product to the third party distributors. We incur manufacturing and distribution costs, research and development expenses, commercial expenses, and general and administrative expenses related to TYSABRI. We record these expenses to their respective line items within our consolidated statements of income when they are incurred. Research and development and sales and marketing expenses are shared equally with Elan and the reimbursement of these expenses is recorded as reductions of the respective expense categories. During the years ended December 31, 2012, 2011, and 2010, we recorded $43.7 million, $47.5 million and $49.8 million, respectively, as reductions of research and development expense for reimbursements from Elan. In addition, for the years ended December 31, 2012, 2011, and 2010, we recorded $99.9 million, $77.3 million and $68.5 million, respectively, as reductions of selling, general and administrative expense for reimbursements from Elan.
In the rest of world, we are responsible for distributing TYSABRI to customers and are primarily responsible for all operating activities. Generally, we recognize revenue for sales of TYSABRI in the rest of world at the time of product delivery to our customers. Payments are made to Elan for their share of the rest of world net operating profits to effect an equal sharing of collaboration operating profit. These payments also include the reimbursement for our portion of third-party royalties that Elan pays on behalf of the collaboration relating to rest of world sales. As rest of world sales of TYSABRI increase, our collaboration profit sharing expense is expected to increase. These amounts are reflected in the collaboration profit sharing line in our consolidated statements of income. For the years ended December 31, 2012, 2011 and 2010, $317.9 million, $317.8 million and $258.1 million, respectively, was reflected in the collaboration profit sharing line for our collaboration with Elan.
Acorda
In 2009, we entered into a collaboration and license agreement with Acorda Therapeutics, Inc. (Acorda) to develop and commercialize products containing fampridine in markets outside the U.S. We also have responsibility for regulatory activities and the future clinical development of related products in those markets.
In July 2011, the European Commission (EC) granted a conditional marketing authorization for fampridine in the E.U., under the trade name FAMPYRA, which triggered a $25.0 million milestone payment. This payment was made to Acorda Therapeutics, Inc. (Acorda) in 2011 and was capitalized as an intangible asset. A conditional marketing authorization is renewable annually and is granted to a medicinal product with a positive benefit/risk assessment that fulfills an unmet medical need when the benefit to public health of immediate availability outweighs the risk inherent in the fact that additional data are still required. This marketing authorization was renewed as of July 2012. As part of the conditions of the conditional marketing authorization for FAMPYRA, we will provide additional data from on-going clinical studies regarding FAMPYRA’s benefits and safety in the long term. FAMPYRA is commercially available throughout the European Union and in Canada, Australia, New Zealand, Israel and South Korea.

BIOGEN IDEC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Under the terms of the collaboration and license agreement, we pay Acorda tiered royalties based on the level of ex-U.S. net sales. We may pay up to $375.0 million of additional milestone payments to Acorda, based on the successful achievement of certain regulatory and commercial milestones. The next expected milestone would be $15.0 million, due if ex-U.S. net sales reach $100.0 million over a period of four consecutive quarters. We will capitalize these additional milestones as intangible assets upon achievement of the milestone which will then be amortized utilizing an economic consumption model and recognized as amortization of acquired intangible assets. Royalty payments are recognized as a cost of goods sold.
In connection with the collaboration and license agreement, we have also entered into a supply agreement with Acorda for the commercial supply of FAMPYRA. This agreement is a sublicense arrangement of an existing agreement between Acorda and Alkermes, who acquired Elan Drug Technologies, the original party to the license with Acorda.
A summary of activity related to this collaboration is as follows:

	For the Years Ended December 31,
(In millions)	2012	2011	2010
Upfront and milestones payments made to Acorda	$—	$25.0	$—
Total development expense incurred by Biogen Idec Inc. excluding upfront and milestones payments	$18.6	$22.3	$22.8
Total commercialization expense incurred by Biogen Idec	$51.2	$14.7	$—
Total expense reflected within our statements of income	$69.8	$37.0	$22.8
Total capitalized as an intangible asset	$—	$25.0	$—
A summary of activity related to this collaboration since inception, along with an estimate of additional future development expense expected to be incurred by us, is as follows:

(In millions)	As of December 31, 2012
Total upfront and milestone payments made to Acorda	$135.0
Total expense incurred by Biogen Idec, excluding upfront and milestone payments	$134.3
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
In October 2012, we announced positive top-line results from the Phase 3 study, known as A-LONG, investigating our long-lasting recombinant Factor VIII-Fc fusion protein in hemophilia A, a rare inherited disorder which inhibits blood coagulation.  We plan to submit a Biologics License Application to the FDA for our long-lasting Factor VIII product candidate in the first half of 2013.
We submitted a Biologics License Application to the FDA for marketing approval of our long-lasting recombinant Factor IX-Fc fusion protein in hemophilia B, a rare inherited disorder which inhibits blood coagulation, in the fourth quarter of 2012. The regulatory submission was based on the positive top-line results from the Phase 3 study known as B-LONG.
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
Under the amended agreement, amounts are payable as follows:

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

	For the Years Ended December 31,
(In millions)	2012	2011	2010
Total development expense incurred by Biogen Idec Inc.	$142.9	$129.6	$78.9
Total expense incurred by Biogen Idec Inc. associated with commercial capabilities in preparation for the potential product launch	$44.7	$18.6	$—
Total expense reflected within our consolidated statements of income	$187.6	$148.2	$78.5

BIOGEN IDEC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of activity related to this collaboration since inception, along with an estimate of additional future development expense expected to be incurred by us, is as follows:

(In millions)	As of December 31, 2012
Total upfront and milestone payments received from Sobi	$5.0
Total expense incurred by Biogen Idec Inc., excluding upfront and milestone payments	$468.9
Estimate of additional amounts expected to be incurred by Biogen Idec in development of Factors VIII and IX	$373.0
AbbVie Biotherapeutics, Inc.
We have a collaboration agreement with AbbVie Biotherapeutics, Inc., a subsidiary of AbbVie, Inc. (AbbVie) aimed at advancing the development and commercialization of daclizumab in MS. Under the agreement, development and commercialization costs and profits are shared equally. In January 2010, we agreed with our collaborator, AbbVie, to assume the manufacture of daclizumab.
Based upon our current development plans, we may incur up to an additional $60.0 million of payments upon achievement of development and commercial milestones related to the development of daclizumab.
A summary of activity related to this collaboration is as follows:

	For the Years Ended December 31,
(In millions)	2012	2011	2010
Total development expense incurred by the collaboration	$128.0	$105.2	$74.8
Biogen Idec’s share of expense reflected within our consolidated statements of income	$65.6	$54.2	$37.4
Total expense incurred by the collaboration in 2010 reflects the $30.0 million milestone paid to AbbVie in May 2010 upon initiation of patient enrollment in a Phase 3 trial of daclizumab in relapsing MS. A summary of activity related to this collaboration since inception, along with an estimate of additional future development expense expected to be incurred by us, is as follows:

(In millions)	As of December 31, 2012
Total upfront and milestone payments made to AbbVie	$80.0
Total expense incurred by Biogen Idec, excluding upfront and milestone payments	$279.7
Estimate of additional amounts to be incurred by us in development of current indications of daclizumab	$222.1
Portola Pharmaceuticals, Inc.
On October 26, 2011, we entered into an exclusive, worldwide collaboration and license agreement with Portola Pharmaceuticals, Inc. (Portola) under which both companies will develop and commercialize highly selective, novel oral Syk inhibitors for the treatment of various autoimmune and inflammatory diseases, including asthma, rheumatoid arthritis and systemic lupus erythematosus.
Under the terms of the agreement, we provided Portola with an upfront payment of $36.8 million in cash and purchased $8.2 million in Portola equity, with potential additional payments of up to $406.8 million based on the achievement of certain development and regulatory milestones. During the third quarter of 2012, we decided to stop development of the Syk inhibitor for the treatment of rheumatoid arthritis. We are pursuing the development of the Syk inhibitor for the treatment of asthma.

BIOGEN IDEC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of collective activity related to these programs is as follows:

	For the Years Ended December 31,
(In millions)	2012	2011	2010
Total expense incurred by the collaboration	$18.8	$1.1	$—
Total expense reflected within our consolidated statements of income, excluding upfront and milestone payments	$14.2	$0.9	$—
A summary of activity related to this collaboration since inception, along with an estimate of additional future development expense expected to be incurred by us, is as follows:

(In millions)	As of December 31, 2012
Total upfront payments paid to Portola	$36.8
Total development expense incurred by Biogen Idec Inc., excluding upfront and milestone payments	$15.1
Estimate of additional amounts to be incurred by Biogen Idec in development of current indications of Syk inhibitor	$695.1
Isis Pharmaceuticals, Inc.
In December, June and January 2012, we entered into three separate exclusive, worldwide option and collaboration agreements with Isis Pharmaceuticals, Inc. (Isis) under which both companies will develop and commercialize antisense therapeutics for up to three gene targets and Isis’ product candidates for the treatment of myotonic dystrophy type 1 (DM1) and the treatment of spinal muscular atrophy (SMA), respectively.
Under the terms of the December agreement, we provided Isis with an upfront payment of $30.0 million and will make potential additional payments, prior to licensing, of up to $10.0 million based on the development of the selected product candidate as well as a mark-up of the cost estimate of the Phase 1 and Phase 2 trials. Isis will be responsible for global development of any product candidate through the completion of a Phase 2 trial and we will provide advice on the clinical trial design and regulatory strategy. We have an option to license the product candidate until completion of the Phase 2 trial. If we exercise our option, we will pay Isis up to a $70.0 million license fee and assume global development, regulatory and commercialization responsibilities. Isis could receive up to another $148.0 million in milestone payments upon the achievement of certain regulatory milestones as well as royalties on future sales if we successfully develop the product candidate after option exercise.
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

BIOGEN IDEC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

 A summary of collective activity related to these programs is as follows:

	For the Years Ended December 31,
(In millions)	2012	2011	2010
Total expense incurred by Biogen Idec Inc.	$0.6	$—	$—
Total expense reflected within our consolidated statements of income, excluding upfront and milestone payments	$0.6	$—	$—
A summary of activity related to these collaborations since inception, along with an estimate of additional future development expense expected to be incurred by us, is as follows:

(In millions)	As of December 31, 2012
Total upfront payments paid to Isis	$71.0
Total development expense incurred by Biogen Idec Inc., excluding upfront and milestone payments	$0.6
Estimate of additional amounts to be incurred by Biogen Idec in development of DM1 and SMA	$697.6
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
Samsung Biologics has the power to direct the activities of Samsung Bioepis which will most significantly and directly impact its economic performance. We account for this investment under the equity method of accounting as we maintain the ability to exercise significant influence over Samsung Bioepis through a presence on the entity’s Board of Directors and our contractual relationship. Under the equity method, we record our original investment at cost and subsequently adjust the carrying value of our investments for our share of equity in the entity’s income or losses according to our percentage of ownership. If losses accumulate, we will record our share of losses until our investment has been fully depleted. Once our investment has been fully depleted, we will recognize additional losses only if we provide or are required to provide additional funding. As of December 31, 2012, our cash contributions to Samsung Bioepis totaled 36.0 billion South Korean won (approximately $32.1 million). As of December 31, 2012, the carrying value of our investment in Samsung Bioepis totaled 29.7 billion South Korean won (approximately $27.8 million), which is classified as a component of investments and other assets within our consolidated balance sheets. We are obligated to fund an additional 13.5 billion South Korean won (approximately $12.5 million), which is due within the next year. We recognize our share of the results of operations related to our investment in Samsung Bioepis one quarter in arrears when the results of the entity become available, which will be reflected as equity in earnings (loss) of investee, net of tax within our consolidated statements of income. During the year ended December 31, 2012, we recognized a loss on our equity method investment of $4.5 million.
Simultaneous with formation of Samsung Bioepis, we entered into a license agreement and technical development and manufacturing services agreements with Samsung Bioepis. Under the terms of the license agreement, we granted Samsung Bioepis an exclusive license to use, develop, manufacture, and commercialize products created by Samsung Bioepis using Biogen Idec product-specific technology. In exchange, we will receive royalties on all products developed and commercialized by Samsung Bioepis. Under the terms of the technical development agreement, we will provide Samsung Bioepis technical development services and technology transfer services, which include, but are not limited to, cell culture development, purification process development, formulation development, and analytical development. Under the terms of our manufacturing agreement we will manufacture certain clinical drug substance, clinical drug product, commercial drug substance and commercial drug product pursuant to contractual terms. For the year ended December 31, 2012, we recognized $13.3 million in revenues in relation to these services, which is reflected as a component of other revenues within our consolidated statement of income. In addition, we have recorded $11.2 million as deferred revenue, which will be recognized as revenue when the drug substance or product is shipped.

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
  In September 2012, the arbitrator ruled that Genentech is liable to Hoechst for royalties with respect to RITUXAN under the Hoechst License, and held a hearing on damages in November 2012, at which Hoechst claimed damages and interest of approximately EUR181.0 million, plus attorneys' fees and costs to be determined in a later proceeding.  A decision on damages is pending.  In December 2012, Genentech filed a Declaration of Appeal in the Paris Court of Appeal to vacate the arbitrator's decision on liability, and the appeal is pending. In the second quarter of 2011, we reduced our share of RITUXAN revenues from unconsolidated joint business by approximately $50.0 million to reflect our share of the approximately $125.0 million compensatory damages and interest that Genentech estimated might be awarded to Hoechst. The actual amount of our share of any damages may vary from this estimate depending on the nature or amount of any damages awarded to Hoechst, or if any final decision awarding damages is successfully challenged by Genentech.
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
On April 21, 2011, the district court entered a separate and final judgment that the manufacture and sale of RITUXAN do not infringe the ’522 patent or the ’140 patent. The district court stayed further proceedings relating to Biogen Idec’s and Genentech’s claims seeking a declaration that the asserted patent claims are invalid and unenforceable. On March 22, 2012, the U.S. Court of Appeals for the Federal Circuit affirmed the judgment of non-infringement. No trial date has yet been set on the stayed claims. On May 1, 2012, Genentech filed a motion to enjoin Sanofi and those acting in concert with it, including Hoechst, from continuing the arbitration described above or enforcing any award of royalties under the Hoechst License, but the motion was denied on May 25, 2012. On June 6, 2012, Genentech appealed the denial to the U.S. Court of Appeals for the Federal Circuit and the appeal is pending.
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

BIOGEN IDEC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pharmaceuticals Corp. (marketer and seller of EXTAVIA) and seeking monetary damages, including lost profits and royalties. The court has consolidated the two lawsuits, and we refer to the two actions as the “Consolidated ’755 Patent Actions”.
Bayer, Pfizer, Novartis and EMD Serono have all filed counterclaims in the Consolidated ’755 Patent Actions seeking declaratory judgments of patent invalidity and noninfringement, and seeking monetary relief in the form of costs and attorneys’ fees, and EMD Serono and Bayer have each filed a counterclaim seeking a declaratory judgment that the ’755 Patent is unenforceable based on alleged inequitable conduct. Bayer has also amended its complaint to seek such a declaration. No trial date has yet been ordered, but we expect that the trial of the Consolidated ’755 Patent Actions will take place in 2014.
GSK ’612 Patent Litigation
On March 23, 2010, we and Genentech were issued U.S. Patent No. 7,682,612 (’612 Patent) relating to a method of treating CLL using an anti-CD20 antibody. The patent, which expires in November 2019, covers, among other things, the treatment of CLL with RITUXAN. On March 23, 2010, we and Genentech filed a lawsuit in federal court in the Southern District of California against Glaxo Group Limited and GlaxoSmithKline LLC (collectively, GSK) alleging infringement of that patent based upon GSK’s manufacture, marketing and sale, offer to sell, and importation of ARZERRA. We seek damages, including a royalty and lost profits, and injunctive relief. GSK has filed a counterclaim seeking a declaratory judgment of patent invalidity, noninfringement, unenforceability, and inequitable conduct, and seeking monetary relief in the form of costs and attorneys’ fees.
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
Novartis V&D ’688 Patent Litigation
On January 26, 2011, Novartis Vaccines and Diagnostics, Inc. (Novartis V&D) filed suit against us in federal district court in Delaware, alleging that TYSABRI infringes U.S. Patent No. 5,688,688 “Vector for Expression of a Polypeptide in a Mammalian Cell” (’688 Patent), which was granted in November 1997 and expires in November 2014. Novartis V&D seeks a declaration of infringement, a finding of willful infringement, compensatory damages, treble damages, interest, costs and attorneys’ fees. On July 18, 2012, the court granted Novartis V&D leave to add Novartis Pharma AG, an alleged exclusive licensee of the ’688 Patent, as co-plaintiff. We have not formed an opinion that an unfavorable outcome is either “probable” or “remote”, and are unable to estimate the magnitude or range of any potential loss. We believe that we have good and valid defenses to the complaint and will vigorously defend against it. A trial has been set for January 2014.
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
On November 17, 2011, Biogen Idec SRL responded to AIFA that the reimbursement limit in the Price Resolution by its terms relates only to the first 24 months of TYSABRI sales, which began in February 2007. On December 23, 2011, we filed an appeal in the Regional Administrative Tribunal of Lazio (Il Tribunale Amministrativo Regionale per il Lazio) in Rome against AIFA, seeking a ruling that our interpretation of the Price Resolution is valid and that the position of AIFA is unenforceable, and the appeal is pending. On November 21, 2012, the tribunal ruled that the Price Resolution would not automatically renew for another 24-month term pending resolution of the dispute. We have not formed an opinion that an unfavorable outcome of the dispute is either “probable” or “remote”. We believe that we have good and valid grounds for our appeal and will vigorously pursue it.
Average Manufacturer Price Litigation
On September 6, 2011, we and several other pharmaceutical companies were served with a complaint originally filed under seal on October 28, 2008 in the United States District Court for the Eastern District of Pennsylvania by Ronald Streck (the relator) on behalf of himself and the United States, and the states of New Jersey, California, Rhode Island, Michigan, Montana, Wisconsin, Massachusetts, Tennessee, Oklahoma, Texas, Indiana, New Hampshire, North Carolina, Florida, Georgia,

BIOGEN IDEC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

New Mexico, Illinois, New York, Virginia, Delaware, Hawaii, Louisiana, Connecticut, and Nevada, (collectively States), and the District of Columbia, alleging violations of the False Claims Act, 31 U.S.C. § 3729 et seq. and state and District of Columbia statutory counterparts. The United States and the States have declined to intervene, and the District of Columbia has not intervened. The complaint was subsequently unsealed and served, and then amended. The amended complaint alleges that Biogen Idec and other defendants underreport Average Manufacturer Price (AMP) information to the Centers for Medicare and Medicaid Services, thereby causing Biogen Idec and other defendants to underpay rebates under the Medicaid Drug Rebate Program. The relator alleges that the underreporting has occurred because Biogen Idec and other defendants improperly consider various payments that they make to drug wholesalers to be discounts under applicable federal law. We and the other defendants filed a motion to dismiss the complaint, which was granted in part and denied in part on July 3, 2012. As to AMP submissions before January 1, 2007, the court dismissed all state and federal claims against us. As to AMP submissions after January 1, 2007, the court denied our motion to dismiss federal law claims. Plaintiff's remaining state-law claims were dismissed in whole as to claims under New Mexico law and in part as to claims under the laws of Delaware, New Hampshire, Texas, Connecticut, Georgia, Indiana, Montana, New York, Oklahoma, and Rhode Island. A trial has been set for September, 2014. We have not formed an opinion that an unfavorable outcome under the remaining claims is either “probable” or “remote,” and are unable at this stage of the litigation to form an opinion as to the magnitude or range of any potential loss. We believe that we have good and valid defenses and intend vigorously to defend against the allegations.
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
Canada Lease Dispute
On April 18, 2008, First Real Properties Limited filed suit against Biogen Idec Canada Inc. (BI Canada) in the Superior Court of Justice in London, Ontario alleging breach of an offer for lease of property signed by BI Canada in 2007 and an unsigned proposed lease for the same property. The plaintiff’s complaint seeks $7.0 million in damages, but the plaintiff submitted an expert report estimating the plaintiff’s damages to be approximately $2.5 million after mitigation. The plaintiff also seeks costs of approximately $0.4 million and interest. Trial began in January 2013 and is ongoing.
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

23.	Commitments and Contingencies
Leases
We rent laboratory and office space and certain equipment under non-cancelable operating leases. These lease agreements contain various clauses for renewal at our option and, in certain cases, escalation clauses typically linked to rates of inflation. Rental expense under these leases, which terminate at various dates through 2028, amounted to $49.0 million in 2012, $46.2 million in 2011 and $44.8 million in 2010. In addition to rent, the leases may require us to pay additional amounts for taxes, insurance, maintenance and other operating expenses.
As of December 31, 2012, minimum rental commitments under non-cancelable leases, net of income from subleases, for each of the next five years and total thereafter were as follows:

(In millions)	2013	2014	2015	2016	2017	Thereafter	Total
Minimum lease payments (1)	$45.6	$58.5	$53.7	$49.7	$49.1	$398.2	$654.8
Less: income from subleases	(0.5)	(0.5)	—	—	—	—	(1.0)
Net minimum lease payments	$45.1	$58.0	$53.7	$49.7	$49.1	$398.2	$653.8

BIOGEN IDEC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)
Includes future minimum rental commitments related to leases executed for two office buildings currently under construction in Cambridge, Massachusetts with a planned occupancy during the second half of 2013. The leases both have 15 year terms and we have options to extend the term of each lease for two additional five-year terms. Future minimum rental commitments under these leases will total approximately $340.0 million over the initial 15 year lease terms.

Includes future minimum rental commitments of $9.3 million related to our lease arrangement with Eisai. The 10 year lease agreement, which is cancellable after 5 years and will become effective in February 2013, gives us the option to purchase the facility.
Balances also include remaining total minimum lease payments through 2025, totaling approximately $240.0 million, related to our current corporate headquarters in Weston, Massachusetts, which we expect will be reduced once we relocate our corporate headquarters to Cambridge Massachusetts.
For additional information related to these transactions, please read Note 12, Property, Plant and Equipment to these consolidated financial statements.
Under certain of our lease agreements, we are contractually obligated to return leased space to its original condition upon termination of the lease agreement. At the inception of a lease with such conditions, we record an asset retirement obligation liability and a corresponding capital asset in an amount equal to the estimated fair value of the obligation. In subsequent periods, for each such lease, we record interest expense to accrete the asset retirement obligation liability to full value and depreciate each capitalized asset retirement obligation asset, both over the term of the associated lease agreement. Our asset retirement obligations were not significant as of December 31, 2012 or 2011.
Tax Related Obligations
We exclude liabilities pertaining to uncertain tax positions from our summary of contractual obligations as we cannot make a reliable estimate of the period of cash settlement with the respective taxing authorities. As of December 31, 2012, we have approximately $71.7 million of liabilities associated with uncertain tax positions.
Other Funding Commitments
As of December 31, 2012, our cash contributions to Samsung Bioepis totaled 36.0 billion South Korean won (approximately $32.1 million). We are obligated to fund an additional 13.5 billion South Korean won (approximately
$12.5 million), which is due within the next year. For additional information related to our relationship with Samsung Bioepis, please read Note 21, Collaborative and Other Relationships to these consolidated financial statements.
As of December 31, 2012, we have funding commitments of up to approximately $11.6 million as part of our investment in biotechnology oriented venture capital funds.
As of December 31, 2012, we have several on-going clinical studies in various clinical trial stages. Our most significant clinical trial expenditures are to clinical research organizations (CROs). The contracts with CROs are generally cancellable, with notice, at our option. We have recorded accrued expenses of approximately $26.5 million on our consolidated balance sheet for expenditures incurred by CROs as of December 31, 2012. We have approximately $440.0 million in cancellable future commitments based on existing CRO contracts as of December 31, 2012.
Contingent Milestone Payments
Based on our development plans as of December 31, 2012, we have committed to make potential future milestone payments to third parties of up to approximately $1.5 billion as part of our various collaborations, including licensing and development programs. Payments under these agreements generally become due and payable only upon achievement of certain development, regulatory or commercial milestones. Because the achievement of these milestones had not occurred as of December 31, 2012, such contingencies have not been recorded in our financial statements.
Contingent Consideration
In connection with our purchase of the noncontrolling interests in our joint venture investments in Biogen Dompé SRL and Biogen Dompé Switzerland GmbH and our acquisitions of Stromedix, Biogen Idec International Neuroscience GmbH (BIN), Biogen Idec Hemophilia Inc. (BIH), and Fumapharm AG, we agreed to make additional payments based upon the achievement of certain milestone events. These milestones may not be achieved.
As the acquisitions of the noncontrolling interests in our joint venture investments and our acquisitions of Stromedix and BIN occurred after January 1, 2009, we record contingent consideration liabilities at their fair value on the acquisition date and revalue these obligations each reporting period. For additional information related to these transactions please read Note 2, Acquisitions, to these consolidated financial statements.

BIOGEN IDEC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In connection with our acquisition of BIH, formerly Syntonix, in January 2007, we agreed to pay up to an additional $80.0 million if certain milestone events associated with the development of BIH’s lead product, long-lasting recombinant Factor IX are achieved. The first $40.0 million contingent payment was achieved in the first quarter of 2010. An additional $20.0 million contingent payment will occur if prior to the tenth anniversary of the closing date, the FDA grants approval of a Biologic License Application for Factor IX. A second $20.0 million contingent payment will occur if prior to the tenth anniversary of the closing date, a marketing authorization is granted by the EMA for Factor IX. For additional information related to these transactions please read Note 2, Acquisitions to these consolidated financial statements.
In 2006, we acquired Fumapharm AG. As part of this acquisition we acquired FUMADERM and TECFIDERA (together, Fumapharm Products). We paid $220.0 million upon closing of the transaction and will pay an additional $15.0 million if a Fumapharm Product is approved for MS in the U.S. or E.U. We would also be required to make additional milestone payments to Fumapharm AG based on the attainment of certain sales levels of Fumapharm Products, less certain costs as defined in the acquisition agreement. These milestone payments are considered contingent consideration and will be accounted for as an increase to goodwill as incurred, in accordance with the accounting standard applicable to business combinations when we acquired Fumapharm.

24.	Guarantees
As of December 31, 2012 and 2011, we did not have significant liabilities recorded for guarantees.
We enter into indemnification provisions under our agreements with other companies in the ordinary course of business, typically with business partners, contractors, clinical sites and customers. Under these provisions, we generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of our activities. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. However, to date we have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of December 31, 2012 and 2011.

25.	Employee Benefit Plans
We sponsor various retirement and pension plans. Our estimates of liabilities and expenses for these plans incorporate a number of assumptions, including expected rates of return on plan assets and interest rates used to discount future benefits.
401(k) Savings Plan
We maintain a 401(k) Savings Plan which is available to substantially all regular employees in the U.S. over the age of 21. Participants may make voluntary contributions. We make matching contributions according to the 401(k) Savings Plan’s matching formula. Beginning in January 2008, all past and current matching contributions will vest immediately. Previously, the matching contributions vested over 4 years of service by the employee. Participant contributions vest immediately. The 401(k) Savings Plan also holds certain transition contributions on behalf of participants who previously participated in the Biogen, Inc. Retirement Plan. The expense related to our 401(k) Savings Plan primarily consists of our matching contributions.
Expense related to our 401(k) Savings Plan totaled $32.8 million, $24.8 million and $26.3 million for the years ended December 31, 2012, 2011 and 2010, respectively.
Deferred Compensation Plan
We maintain a non-qualified deferred compensation plan, known as the Supplemental Savings Plan (SSP), which allows a select group of management employees in the U.S. to defer a portion of their compensation. The SSP also provides certain credits to highly compensated U.S. employees, which are paid by the company. These credits are known as the Restoration Match. The deferred compensation amounts are accrued when earned. Such deferred compensation is distributable in cash in accordance with the rules of the SSP. Deferred compensation amounts under such plan as of December 31, 2012 and 2011 totaled approximately $66.9 million and $60.1 million, respectively, and are included in other long-term liabilities within the accompanying consolidated balance sheets. The SSP also holds certain transition contributions on behalf of participants who previously participated in the Biogen, Inc. Retirement Plan. Beginning in 2008, the Restoration Match vests immediately. Previously, the Restoration Match and transition contributions vested over four and seven years of service, respectively, by the employee. Participant contributions vest immediately. Distributions to participants can be either in one lump sum payment or annual installments as elected by the participants.

BIOGEN IDEC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pension Plan
Our retiree benefit plans include defined benefit plans for employees in our affiliates in Switzerland and Germany as well as other insignificant defined benefit plans in certain other countries in which we maintain an operating presence.
Our Swiss plan is a government-mandated retirement fund that provides employees with a minimum investment return. The minimum investment return is determined annually by Swiss government and was 1.5% in 2012 and 2.0% in 2011 and 2010, respectively. Under this plan, both we and certain of our employees with annual earnings in excess of government determined amounts are required to make contributions into a fund managed by an independent investment fiduciary. Employer contributions must be in an amount at least equal to the employee’s contribution. Minimum employee contributions are based on the respective employee’s age, salary, and gender. As of December 31, 2012 and 2011, the Plan had an unfunded net pension obligation of approximately $20.5 million and $10.0 million, respectively, and plan assets which totaled approximately $28.1 million and $20.1 million, respectively. In 2012, 2011 and 2010, we recognized expense totaling $3.8 million, $3.6 million and $3.0 million, respectively, related to our Swiss plan.
The obligations under the German plan are unfunded and totaled $15.9 million and $8.6 million as of December 31, 2012 and 2011, respectively. Net periodic pension cost related to the German plan totaled $1.9 million, $1.8 million and $1.1 million for the years ended December 31, 2012, 2011 and 2010, respectively.

26.	Segment Information
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
Revenue by product is summarized as follows:

	For the Years Ended December 31,
	2012			2011			2010
(In millions)	United States	Rest of World	Total	United States	Rest of World	Total	United States	Rest of World	Total
AVONEX	$1,793.7	$1,119.4	$2,913.1	$1,628.3	$1,058.3	$2,686.6	$1,491.6	$1,026.8	$2,518.4
TYSABRI	383.1	752.8	1,135.9	326.5	753.0	1,079.5	252.8	647.4	900.2
Other	—	117.1	117.1	—	70.0	70.0	—	51.5	51.5
Total product revenues	$2,176.8	$1,989.3	$4,166.1	$1,954.8	$1,881.3	$3,836.1	$1,744.4	$1,725.7	$3,470.1

Geographic Information
The following tables contain certain financial information by geographic area:

December 31, 2012 (In millions)	U.S.	Europe(1)	Germany	Asia	Other	Total
Product revenues from external customers	$2,176.8	$1,216.2	$409.2	$93.2	$270.7	$4,166.1
Revenues from unconsolidated joint business	$1,033.3	$14.3	$—	$27.5	$62.8	$1,137.9
Other revenues from external customers	$170.2	$27.9	$1.1	$13.3	$—	$212.5
Long-lived assets	$996.6	$738.6	$1.9	$2.9	$2.2	$1,742.2

December 31, 2011 (In millions)	U.S.	Europe(1)	Germany	Asia	Other	Total
Product revenues from external customers	$1,954.8	$1,163.3	$377.5	$88.7	$251.8	$3,836.1
Revenues from unconsolidated joint business	$878.8	$29.9	$—	$30.7	$57.2	$996.6
Other revenues from external customers	$187.0	$28.3	$0.6	$—	$—	$215.9
Long-lived assets	$1,012.5	$816.6	$1.6	$5.3	$2.4	$1,838.4

December 31, 2010 (In millions)	U.S.	Europe(1)	Germany	Asia	Other	Total
Product revenues from external customers	$1,744.4	$1,090.7	$362.4	$69.0	$203.6	$3,470.1
Revenues from unconsolidated joint business	$906.3	$95.3	$—	$26.0	$49.6	$1,077.2
Other revenues from external customers	$136.0	$32.6	$0.5	$—	$—	$169.1
Long-lived assets	$1,100.3	$717.4	$1.5	$5.4	$1.6	$1,826.2

(1)	Represents amounts related to Europe less those attributable to Germany.
Revenues from Unconsolidated Joint Business
Approximately 21%, 20% and 23% of our total revenues in 2012, 2011 and 2010, respectively, are derived from our joint business arrangement with Genentech. For additional information related to our collaboration with Genentech, please read Note 21, Collaborative and Other Relationships to these consolidated financial statements.
Significant Customers
We recorded revenue from two wholesale distributors accounting for 20% and 10% of gross product revenues in 2012, 18% and 10% of gross product revenue in 2011, and 18% and 11% of gross product revenues in 2010.
Other
As of December 31, 2012, 2011 and 2010, approximately $713.4 million, $668.5 million and $644.7 million, respectively, of our long-lived assets were related to our manufacturing facilities in Denmark.

BIOGEN IDEC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

27.	Quarterly Financial Data (Unaudited)

(In millions, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
2012	(a)	(b)		(c) (d)
Product revenues	$975.4	$1,076.8	$1,039.1	$1,074.7	$4,166.1
Unconsolidated joint business revenues	$284.6	$284.6	$287.8	$280.9	$1,137.9
Other revenues	$32.0	$59.6	$58.6	$62.3	$212.5
Total revenues	$1,292.0	$1,421.0	$1,385.5	$1,417.9	$5,516.5
Gross profit	$1,158.8	$1,281.8	$1,246.2	$1,284.1	$4,971.0
Net income	$302.4	$387.1	$398.4	$292.1	$1,380.0
Net income attributable to Biogen Idec Inc.	$302.7	$386.8	$398.4	$292.1	$1,380.0
Basic earnings per share attributable to Biogen Idec Inc.	$1.26	$1.62	$1.68	$1.24	$5.80
Diluted earnings per share attributable to Biogen Idec Inc.	$1.25	$1.61	$1.67	$1.23	$5.76

(In millions, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
2011		(e)		(f)
Product revenues	$907.1	$956.7	$975.8	$996.6	$3,836.1
Unconsolidated joint business revenues	$256.1	$216.5	$266.5	$257.5	$996.6
Other revenues	$40.1	$35.5	$67.7	$72.6	$215.9
Total revenues	$1,203.3	$1,208.6	$1,309.9	$1,326.7	$5,048.6
Gross profit	$1,100.2	$1,108.1	$1,186.4	$1,187.1	$4,581.9
Net income	$308.8	$304.0	$353.7	$300.2	$1,266.7
Net income attributable to Biogen Idec Inc.	$294.3	$288.0	$351.8	$300.2	$1,234.4
Basic earnings per share attributable to Biogen Idec Inc	$1.22	$1.19	$1.45	$1.24	$5.09
Diluted earnings per share attributable to Biogen Idec Inc	$1.20	$1.18	$1.43	$1.22	$5.04
Full year amounts may not sum due to rounding.

(a)
Net income and net income attributable to Biogen Idec Inc. for the first quarter of 2012 includes a charge to research and development expense of $29.0 million related to an upfront payment made in connection with our development agreement entered into with Isis Pharmaceuticals, Inc. and a $12.4 million reduction resulting from an increase in our returns reserve and write-offs of unsold inventory due to a voluntary withdrawal of a limited amount of AVONEX product that has demonstrated a trend in oxidation that may lead to expiry earlier than stated on its label.

(b)
Net income and net income attributable to Biogen Idec Inc. for the second quarter of 2012 includes a charge to research and development expense of $12.0 million related to an upfront payment made in connection with our development agreement entered into with Isis Pharmaceuticals, Inc.

(c)
Net income and net income attributable to Biogen Idec Inc. for the fourth quarter of 2012 includes the correction of an error that had accumulated over several prior years in our deferred tax accounting for capitalized interest which resulted in an expense of $29.0 million.

(d)
Net income and net income attributable to Biogen Idec Inc. for the fourth quarter of 2012 includes a charge to research and development expense of $30.0 million related to an upfront payment made in connection with our development agreement entered into with Isis Pharmaceuticals, Inc.

(e)
Our share of RITUXAN revenues from unconsolidated joint business was reduced by approximately $50.0 million in the second quarter of 2011 as a result of an accrual for estimated compensatory damages (including interest) relating to Genentech’s ongoing arbitration with Hoechst GmbH. For additional information related to this matter, please read Note 22, Litigation to these consolidated financial statements.

BIOGEN IDEC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(f)
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Biogen Idec Inc.
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, equity and cash flows present fairly, in all material respects, the financial position of Biogen Idec Inc. and its subsidiaries at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
February 5, 2013

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation, as amended. Filed as Exhibit 3.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.
3.2	Second Amended and Restated Bylaws, as amended. Filed as Exhibit 3.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.
4.1	Reference is made to Exhibit 3.1 for a description of the rights, preferences and privileges of our Series A Preferred Stock and Series X Junior Participating Preferred Stock.
4.2	Indenture between Biogen Idec and The Bank of New York Trust Company, N.A. dated as of February 26, 2008. Filed as Exhibit 4.1 to our Registration Statement on Form S-3 (File No. 333-149379).
4.3	First Supplemental Indenture between Biogen Idec and The Bank of New York Trust Company, N.A. dated as of March 4, 2008. Filed as Exhibit 4.1 to our Current Report on Form 8-K filed on March 4, 2008.
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

10.13*	Form of market stock unit award agreement under the Biogen Idec Inc. 2008 Omnibus Equity Plan. Filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.
10.14*	Biogen Idec Inc. 2006 Non-Employee Directors Equity Plan, as amended. Filed as Appendix A to our Definitive Proxy Statement on Schedule 14A filed on April 28, 2010.
10.15*	Amendment to Biogen Idec Inc. 2006 Non-Employee Directors Equity Plan dated June 1, 2011. Filed as Exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.
10.16*	Biogen Idec Inc. 2005 Omnibus Equity Plan. Filed as Appendix A to our Definitive Proxy Statement on Schedule 14A filed on April 15, 2005.

A-1

Exhibit No.	Description
10.17*	Amendment No. 1 to the Biogen Idec Inc. 2005 Omnibus Equity Plan dated April 4, 2006. Filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.
10.18*	Amendment No. 2 to the Biogen Idec Inc. 2005 Omnibus Equity Plan dated February 12, 2007. Filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.
10.19*	Amendment to the Biogen Idec Inc. 2005 Omnibus Equity Plan dated April 18, 2008. Filed as Exhibit 10.7 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.
10.20*	Amendment to Biogen Idec Inc. 2005 Omnibus Equity Plan dated October 13, 2008. Filed as Exhibit 10.30 to our Annual Report on Form 10-K for the year ended December 31, 2008.
10.21*	Biogen Idec Inc. 2003 Omnibus Equity Plan. Filed as Exhibit 10.73 to our Current Report on Form 8-K filed on November 12, 2003.
10.22*	Amendment to Biogen Idec Inc. 2003 Omnibus Equity Plan. Filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.
10.23*	Amendment to Biogen Idec Inc. 2003 Omnibus Equity Plan dated April 18, 2008. Filed as Exhibit 10.6 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.
10.24*	Amendment to Biogen Idec Inc. 2003 Omnibus Equity Plan dated October 13, 2008. Filed as Exhibit 10.34 to our Annual Report on Form 10-K for the year ended December 31, 2008.
10.25*	Biogen Idec Inc. 1995 Employee Stock Purchase Plan as amended and restated effective April 6, 2005. Filed as Appendix B to our Definitive Proxy Statement on Schedule 14A filed on April 15, 2005.
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

10.30*	Amendment to the IDEC Pharmaceuticals Corporation 1988 Stock Option Plan dated April 16, 2004. Filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.
10.31*	Amendment to IDEC Pharmaceuticals Corporation 1988 Stock Option Plan dated April 18, 2008. Filed as Exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.
10.32*	Biogen, Inc. 1985 Non-Qualified Stock Option Plan, as amended and restated through April 11, 2003. Filed as Exhibit 10.22 to our Annual Report on Form 10-K for the year ended December 31, 2007.
10.33*	Amendment to Biogen, Inc. 1985 Non-Qualified Stock Option Plan dated April 18, 2008. Filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.
10.34*	Amendment to Biogen, Inc. 1985 Non-Qualified Stock Option Plan dated October 13, 2008. Filed as Exhibit 10.45 to our Annual Report on Form 10-K for the year ended December 31, 2008.
10.35*	Biogen Idec Inc. 2008 Performance-Based Management Incentive Plan. Filed as Appendix B to Biogen Idec’s Definitive Proxy Statement on Schedule 14A filed on May 8, 2008.
10.36*	Voluntary Executive Supplemental Savings Plan, as amended and restated effective January 1, 2004. Filed as Exhibit 10.13 to our Annual Report on Form 10-K for the year ended December 31, 2003.
10.37*	Supplemental Savings Plan, as amended and restated effective January 1, 2012. Filed as Exhibit 10.39 to our Annual Report on Form 10-K for the year ended December 31, 2011.

A-2

Exhibit No.	Description
10.38*	Voluntary Board of Directors Savings Plan, as amended and restated effective January 1, 2012. Filed as Exhibit 10.40 to our Annual Report on Form 10-K for the year ended December 31, 2011.
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

10.43*	Annual Retainer Summary for Board of Directors. Filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.
10.44*	Form of indemnification agreement for directors and executive officers. Filed as Exhibit 10.1 to our Current Report on Form 8-K filed on June 7, 2011.
10.45*	Employment Agreement between Biogen Idec and George A. Scangos dated as of June 28, 2010. Filed as Exhibit 10.1 to our Current Report on Form 8-K filed on July 1, 2010.
10.46*	Letter regarding employment arrangement of Paul J. Clancy dated August 17, 2007. Filed as Exhibit 10.49 to our Annual Report on Form 10-K for the year ended December 31, 2007.
10.47*	Letter regarding employment arrangement of Douglas E. Williams dated December 7, 2010. Filed as Exhibit 10.57 to our Annual Report on Form 10-K for the year ended December 31, 2011.
10.48*	Letter regarding employment arrangement of Steven H. Holtzman dated November 19, 2010. Filed as Exhibit 10.58 to our Annual Report on Form 10-K for the year ended December 31, 2011.
10.49*+	Letter regarding employment arrangement of Kenneth DiPietro dated December 12, 2011.
21+	Subsidiaries.
23+	Consent of PricewaterhouseCoopers LLP, an Independent Registered Public Accounting Firm.
31.1+	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1++	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101++
The following materials from Biogen Idec Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Equity and (vi) Notes to Consolidated Financial Statements.

^
References to “our” filings mean filings made by Biogen Idec Inc. and filings made by IDEC Pharmaceuticals Corporation prior to the merger with Biogen, Inc. Unless otherwise indicated, exhibits were previously filed with the Securities and Exchange Commission under Commission File Number 0-19311 and are incorporated herein by reference.

*	Management contract or compensatory plan or arrangement.

†	Confidential treatment has been granted or requested with respect to portions of this exhibit.

+	Filed herewith.

+	+	Furnished herewith.

A-3