Form 10-Q
period 2013-03-31
BIOGEN IDEC INC.
filed 2013-04-25
CIK 875045

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 0-19311
BIOGEN IDEC INC.
(Exact name of registrant as specified in its charter)

Delaware	33-0112644
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
133 Boston Post Road, Weston, MA 02493
(781) 464-2000
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files):    Yes  ☑    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check One):

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☑
The number of shares of the issuer’s Common Stock, $0.0005 par value, outstanding as of April 18, 2013, was 237,374,815 shares.

BIOGEN IDEC INC.
FORM 10-Q — Quarterly Report
For the Quarterly Period Ended March 31, 2013

NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements that are based on our current beliefs and expectations. The following cautionary statements are being made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995 (the “Act”) with the intention of obtaining the benefits of the “Safe Harbor” provisions of the Act. These forward-looking statements may be accompanied by such words as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “potential,” “project,” “target,” “will” and other words and terms of similar meaning. Reference is made in particular to forward-looking statements regarding:

•
the anticipated amount, timing and accounting of revenues, contingency payments, milestone, royalty and other payments under licensing, collaboration or acquisition agreements, tax positions and contingencies, doubtful accounts, cost of sales, research and development costs, compensation and other expenses, amortization of intangible assets, and foreign currency forward contracts;

•	the anticipated benefits and impact resulting from our acquisition of TYSABRI rights from Elan Pharma International Ltd.;

•	the commercial launch of TECFIDERA;

•	our plans to develop further risk stratification protocols for TYSABRI and the impact of such protocols;

•	the potential launch of our long-lasting recombinant Factors VIII and IX;

•	anticipated timing of regulatory filings for PLEGRIDY (Peginterferon beta-1a);

•
the timing, outcome and impact of proceedings related to: patents and other intellectual property rights; tax audits, assessments and settlements; product liability and other legal or regulatory proceedings;

•	the impact of increased product competition in the multiple sclerosis (MS) market, including competition from and growth of our own products;

•	the costs to be incurred in connection with Genentech's arbitration with Hoechst;

•	the deferral of TYSABRI revenue in Italy;

•	the costs, timing and therapeutic scope of the development and commercialization of our pipeline products;

•	our intent to exercise our put option requiring Knopp Neurosciences, Inc. (Knopp) to purchase our Class B common share ownership in Knopp;

•
the impact of budget cuts in the U.S. and other measures worldwide designed to reduce healthcare costs to constrain the overall level of government expenditures, including the impact of pricing actions in Europe;

•	the impact of the continued uncertainty and deterioration of the credit and economic conditions in certain countries in Europe and our collection of accounts receivable in such countries;

•	patent terms, patent term extensions, patent office actions and data and market exclusivity rights;

•	our ability to finance our operations and business initiatives and obtain funding for such activities;

•	the impact of new laws and accounting standards;

•	the timing and expected financial impact of relocating our corporate headquarters in Weston, Massachusetts to Cambridge, Massachusetts;

•	the expected timing of the licensure of our manufacturing facility in Hillerød, Denmark; and

•	the drivers for growing our business, including our plans to pursue business development and research opportunities, and competitive conditions.

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
NOTE REGARDING TRADEMARKS
AVONEX®, AVONEX PEN®, RITUXAN®, and TYSABRI® are registered trademarks of Biogen Idec. FUMADERMTM, PLEGRIDYTM and TECFIDERATM are trademarks of Biogen Idec. The following are trademarks of the respective companies listed: ANGIOMAX® and ANGIOX® — The Medicines Company; ARZERRA® — Glaxo Group Limited; BENLYSTA® — Human Genome Sciences, Inc.; BETASERON® — Bayer Schering Pharma AG; EXTAVIA® — Novartis AG; FAMPYRA® — Acorda Therapeutics, Inc.; and REBIF® — Ares Trading S.A.

PART I FINANCIAL INFORMATION

BIOGEN IDEC INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited, in thousands, except per share amounts)

	For the Three Months Ended March 31,
	2013	2012
Revenues:
Product, net	$1,095,779	$975,488
Unconsolidated joint business	264,606	284,552
Other	54,711	31,974
Total revenues	1,415,096	1,292,014
Cost and expenses:
Cost of sales, excluding amortization of acquired intangible assets	133,749	133,197
Research and development	284,340	355,962
Selling, general and administrative	352,598	300,089
Collaboration profit sharing	85,357	85,894
Amortization of acquired intangible assets	51,301	45,961
Fair value adjustment of contingent consideration	2,277	1,258
Restructuring charge	—	283
Total cost and expenses	909,622	922,644
Gain on sale of rights	5,051	—
Income from operations	510,525	369,370
Other income (expense), net	(14,457)	15,144
Income before income tax expense and equity in loss of investee, net of tax	496,068	384,514
Income tax expense	65,508	82,148
Equity in loss of investee, net of tax	3,811	—
Net income	426,749	302,366
Net loss attributable to noncontrolling interests, net of tax	—	(295)
Net income attributable to Biogen Idec Inc.	$426,749	$302,661
Net income per share:
Basic earnings per share attributable to Biogen Idec Inc.	$1.80	$1.26
Diluted earnings per share attributable to Biogen Idec Inc.	$1.79	$1.25
Weighted-average shares used in calculating:
Basic earnings per share attributable to Biogen Idec Inc.	236,837	239,754
Diluted earnings per share attributable to Biogen Idec Inc.	238,304	241,828

See accompanying notes to these unaudited condensed consolidated financial statements.

BIOGEN IDEC INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	For the Three Months Ended March 31,
	2013	2012
Net income	$426,749	$302,366
Other comprehensive income:
Unrealized gains (losses) on securities available for sale, net of tax of $654 and $1,122	(1,117)	1,911
Unrealized gains (losses) on foreign currency forward contracts, net of tax of $1,421 and $2,143	11,603	(18,363)
Unrealized gains on pension benefit obligation	1,263	189
Currency translation adjustment	(24,419)	25,154
Total other comprehensive income (loss), net of tax	(12,670)	8,891
Comprehensive income	414,079	311,257
Comprehensive loss attributable to noncontrolling interests, net of tax	—	(230)
Comprehensive income attributable to Biogen Idec Inc.	$414,079	$311,487

See accompanying notes to these unaudited condensed consolidated financial statements.

BIOGEN IDEC INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except per share amounts)

	As of March 31, 2013	As of December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$663,302	$570,721
Reverse repurchase agreements	2,968,000	—
Marketable securities	—	1,134,989
Accounts receivable, net	753,611	686,848
Due from unconsolidated joint business	267,429	268,395
Inventory	506,557	447,373
Other current assets	169,939	136,011
Total current assets	5,328,838	3,244,337
Marketable securities	—	2,036,658
Property, plant and equipment, net	1,736,811	1,742,226
Intangible assets, net	1,581,511	1,631,547
Goodwill	1,210,718	1,201,296
Investments and other assets	306,839	274,054
Total assets	$10,164,717	$10,130,118
LIABILITIES AND EQUITY
Current liabilities:
Current portion of notes payable and line of credit	$203,317	$453,379
Taxes payable	28,045	20,066
Accounts payable	165,207	203,999
Accrued expenses and other	885,093	979,945
Total current liabilities	1,281,662	1,657,389
Notes payable and other financing arrangements	711,831	687,396
Long-term deferred tax liability	156,667	217,272
Other long-term liabilities	674,951	604,266
Total liabilities	2,825,111	3,166,323
Commitments and contingencies
Equity:
Biogen Idec Inc. shareholders’ equity
Preferred stock, par value $0.001 per share	—	—
Common stock, par value $0.0005 per share	128	127
Additional paid-in capital	3,858,955	3,854,525
Accumulated other comprehensive loss	(67,975)	(55,305)
Retained earnings	4,913,543	4,486,794
Treasury stock, at cost	(1,365,641)	(1,324,618)
Total Biogen Idec Inc. shareholders’ equity	7,339,010	6,961,523
Noncontrolling interests	596	2,272
Total equity	7,339,606	6,963,795
Total liabilities and equity	$10,164,717	$10,130,118

See accompanying notes to these unaudited condensed consolidated financial statements.

BIOGEN IDEC INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	For the Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net income	$426,749	$302,366
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	97,453	83,945
Share-based compensation	36,757	32,396
Deferred income taxes	(66,525)	(3,876)
Other	(33,442)	(29,073)
Changes in operating assets and liabilities, net:
Accounts receivable	(75,546)	(89,066)
Inventory	(60,809)	(19,027)
Accrued expenses and other current liabilities	(180,910)	(82,031)
Other changes in operating assets and liabilities, net	35,212	(1,009)
Net cash flows provided by operating activities	178,939	194,625
Cash flows from investing activities:
Proceeds from sales and maturities of marketable securities	4,329,506	824,434
Purchases of marketable securities	(1,160,680)	(677,092)
Purchases of reverse repurchase agreements	(2,968,000)	—
Acquisitions of business, net of cash acquired	—	(72,401)
Purchases of property, plant and equipment	(33,289)	(54,551)
Other	(11,596)	(19,772)
Net cash flows provided by investing activities	155,941	618
Cash flows from financing activities:
Purchase of treasury stock	(41,023)	(463,171)
Proceeds from issuance of stock for share-based compensation arrangements	21,817	24,080
Repayment of borrowings under senior notes	(450,000)	—
Proceeds from borrowings under line of credit facility	200,000	—
Other	30,782	22,827
Net cash flows used in financing activities	(238,424)	(416,264)
Net increase (decrease) in cash and cash equivalents	96,456	(221,021)
Effect of exchange rate changes on cash and cash equivalents	(3,875)	4,618
Cash and cash equivalents, beginning of the period	570,721	514,542
Cash and cash equivalents, end of the period	$663,302	$298,139

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
Basis of Presentation
In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of our financial statements for interim periods in accordance with accounting principles generally accepted in the United States (U.S. GAAP). The information included in this quarterly report on Form 10-Q should be read in conjunction with our consolidated financial statements and the accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2012 (2012 Form 10-K). Our accounting policies are described in the “Notes to Consolidated Financial Statements” in our 2012 Form 10-K and updated, as necessary, in this Form 10-Q. The year-end condensed consolidated balance sheet data presented for comparative purposes was derived from our audited financial statements, but does not include all disclosures required by U.S. GAAP. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.
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

2.	Subsequent Events
TYSABRI
On April 2, 2013, we acquired full ownership and strategic, commercial and decision-making rights to TYSABRI from Elan Pharma International, Ltd (Elan), an affiliate of Elan Corporation, plc. Upon the closing of the transaction, the previous collaboration agreement between Elan and us, whereby worldwide TYSABRI profits were split 50/50, was terminated. For additional information related to this collaboration, please read Note 21, Collaborative and Other Relationships to our consolidated financial statements included within our 2012 Form 10-K.

BIOGEN IDEC INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

Upon the closing of the transaction, we made an upfront payment of $3.25 billion to Elan. The transaction was funded from our existing cash and reverse repurchase agreements and will be accounted for as an asset acquisition. The upfront payment will be capitalized in the second quarter of 2013 as an intangible asset within our condensed consolidated balance sheets as TYSABRI has reached technological feasibility and will be amortized over the asset estimated useful life using an economic consumption method.
Following the closing of the transaction, we will reflect 100% of the revenues, cost of sales and operating expenses related to TYSABRI within our condensed consolidated statements of income. We will continue to share TYSABRI profits with Elan equally until April 30, 2013. Commencing May 1, 2013 and for the first twelve months thereafter, we will make future contingent payments to Elan of 12% of worldwide net sales of TYSABRI, and thereafter, 18% on annual worldwide net sales up to $2.0 billion and 25% on annual worldwide net sales that exceed $2.0 billion. In 2014, the $2.0 billion threshold will be pro-rated for the portion of 2014 remaining after the first 12 months expires. Our payments to Elan will be recognized as cost of sales within our condensed consolidated statements of income.

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
The credit and economic conditions within Italy, Spain and Portugal, among other members of the European Union, remain uncertain. Uncertain credit and economic conditions have generally led to a lengthening of time to collect our accounts receivable in some of these countries. In some regions in these countries where our collections have slowed and a significant portion of these receivables are routinely being collected over periods in excess of one year, we have discounted our receivables and reduced related revenues based on the period of time that we estimate those amounts will be paid, to the extent such period exceeds one year, using the country’s market-based borrowing rate for such period. The related receivables are classified at the time of sale as long-term assets. We accrete interest income on these receivables, which is recognized as a component of other income (expense), net within our condensed consolidated statements of income.
Our net accounts receivable balances from product sales in selected European countries are summarized as follows:

	As of March 31, 2013
(In millions)	Current Balance Included within Accounts Receivable, net	Non-Current Balance Included within Investments and Other Assets	Total
Spain	$79.3	$—	$79.3
Italy	$106.9	$6.4	$113.3
Portugal	$15.0	$9.2	$24.2

	As of December 31, 2012
(In millions)	Current Balance Included within Accounts Receivable, net	Non-Current Balance Included within Investments and Other Assets	Total
Spain	$78.9	$—	$78.9
Italy	$94.4	$10.2	$104.6
Portugal	$16.6	$7.4	$24.0
Approximately $15.6 million and $11.8 million of the aggregated balances for these countries were overdue more than one year as of March 31, 2013 and December 31, 2012, respectively.

BIOGEN IDEC INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

Pricing of TYSABRI in Italy - AIFA
In the fourth quarter of 2011, Biogen Idec SRL received a notice from the Italian National Medicines Agency (AIFA) stating that sales of TYSABRI for the period from February 2009 through February 2011 exceeded by EUR30.7 million a reimbursement limit established pursuant to a Price Determination Resolution (Price Resolution) granted by AIFA in February 2007. In December 2011, we filed an appeal against AIFA in administrative court seeking a ruling that the reimbursement limit does not apply and that the position of AIFA is unenforceable. In November 2012, we were notified that the Price Resolution would not automatically renew pending resolution of the dispute. For the period from October 2011 to February 2013, we deferred a significant portion of our revenues on sales of TYSABRI in Italy.
In February 2013, the reimbursement limit established pursuant to the Price Resolution expired. Through court proceedings in 2012, we have secured our rights to ensure that negotiations occur to re-establish final fixed pricing. During the period of negotiation to establish a new reimbursement limit with AIFA, we have continued to defer a significant portion of our revenues on sales of TYSABRI in Italy. Since being notified that AIFA believes a reimbursement limit is in effect, we have deferred an aggregate of $90.4 million, of which $13.9 million was deferred during the three months ended March 31, 2013. At the time of sale, our net accounts receivable balances from product sales in Italy include the amount of deferred revenue discussed above as our customers pay the invoice price of the product. For additional information, please read Note 20, Litigation to these condensed consolidated financial statements.

4.	Reserves for Discounts and Allowances
An analysis of the amount of, and change in, reserves is summarized as follows:

(In millions)	Discounts	Contractual Adjustments	Returns	Total
Balance, as of December 31, 2012	$15.5	$194.8	$26.8	$237.1
Current provisions relating to sales in current year	35.6	137.3	3.7	176.6
Adjustments relating to prior years	(0.8)	3.1	0.2	2.5
Payments/returns relating to sales in current year	(19.3)	(44.2)	—	(63.5)
Payments/returns relating to sales in prior years	(13.1)	(83.3)	(3.9)	(100.3)
Balance, as of March 31, 2013	$17.9	$207.7	$26.8	$252.4
The total reserves above, included in our condensed consolidated balance sheets, are summarized as follows:

(In millions)	As of March 31, 2013	As of December 31, 2012
Reduction of accounts receivable	$48.4	$46.1
Component of accrued expenses and other	204.0	191.0
Total reserves	$252.4	$237.1

5.	Inventory
The components of inventory are summarized as follows:

(In millions)	As of March 31, 2013	As of December 31, 2012
Raw materials	$109.8	$101.8
Work in process	276.1	230.5
Finished goods	120.7	115.1
Total inventory	$506.6	$447.4
As of March 31, 2013, the carrying value of our inventory includes $54.2 million associated with our Factor VIII, Factor IX, Serum-Free AVONEX and PLEGRIDY programs, which have been capitalized in advance of regulatory approval.

BIOGEN IDEC INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

6.	Intangible Assets and Goodwill
Intangible Assets
Intangible assets, net of accumulated amortization, impairment charges and adjustments, are summarized as follows:

		As of March 31, 2013			As of December 31, 2012
(In millions)	Estimated Life	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Out-licensed patents	13-23 years	$578.0	$(428.5)	$149.5	$578.0	$(421.0)	$157.0
Core developed technology	15-23 years	3,005.3	(2,006.9)	998.4	3,005.3	(1,965.7)	1,039.6
In-process research and development	Up to 15 years upon commercialization	330.1	—	330.1	330.1	—	330.1
Trademarks and tradenames	Indefinite	64.0	—	64.0	64.0	—	64.0
Acquired and in-licensed rights and patents	6-16 years	55.1	(15.6)	39.5	53.7	(12.9)	40.8
Total intangible assets		$4,032.5	$(2,451.0)	$1,581.5	$4,031.1	$(2,399.6)	$1,631.5
For the three months ended March 31, 2013, amortization of acquired intangible assets totaled $51.3 million, as compared to $46.0 million, in the prior year comparative period.
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
Acquired and In-licensed Rights and Patents
In connection with our acquisition of TYSABRI rights on April 2, 2013, the $3.25 billion upfront payment we made to Elan will be capitalized as an intangible asset commencing in the second quarter of 2013 and will be amortized over the asset estimated useful life using an economic consumption method. For a more detailed description of this transaction, please read Note 2, Subsequent Events to these condensed consolidated financial statements.
In 2011, we licensed rights for the diagnostic and therapeutic application of recombinant virus-like particles, known as VP1 proteins, to detect antibodies of the JC virus (JCV) in serum or blood. As of March 31, 2013 and December 31, 2012, we have recognized an intangible asset totaling $27.1 million and $25.7 million, respectively, reflecting the total amount of upfront payments made and other time-based milestone payments. For additional information related to this arrangement, please read Note 8, Intangible Assets and Goodwill to our consolidated financial statements included within our 2012 Form 10-K.
The estimated future amortization for acquired intangible assets, including the TYSABRI rights we acquired from Elan on April 2, 2013, is expected to be as follows:

(In millions)	As of March 31, 2013
2013 (remaining nine months)	$277.0
2014	367.7
2015	362.8
2016	365.8
2017	355.1
Total	$1,728.4

BIOGEN IDEC INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

Goodwill
The following table provides a roll-forward of the changes in our goodwill balance:

(In millions)	As of March 31, 2013	As of December 31, 2012
Goodwill, beginning of period	$1,201.3	$1,146.3
Goodwill acquired during the period	13.5	48.2
Other	(4.1)	6.8
Goodwill, end of period	$1,210.7	$1,201.3
The increase in goodwill during the three months ended March 31, 2013 was related to the $15.0 million contingent payment due to former shareholders of Fumapharm AG (net of $1.5 million tax benefit), which became payable upon the approval of TECFIDERA in the U.S. by the U.S. Food and Drug Administration (FDA).
For the three months ended March 31, 2013, we adjusted goodwill to establish a deferred tax asset related to our Stromedix Inc. (Stromedix) transaction. For additional information related to our transaction with Stromedix, please read Note 2, Acquisitions to our consolidated financial statements included within our 2012 Form 10-K.
As of March 31, 2013, we had no accumulated impairment losses related to goodwill.

7.	Fair Value Measurements
The tables below present information about our assets and liabilities that are regularly measured and carried at fair value and indicate the level within the fair value hierarchy of the valuation techniques we utilized to determine such fair value:

(In millions)	As of March 31, 2013	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$358.6	$—	$358.6	$—
Reverse repurchase agreements	2,968.0	—	2,968.0	—
Marketable debt securities:
Corporate debt securities	—	—	—	—
Government securities	—	—	—	—
Mortgage and other asset backed securities	—	—	—	—
Marketable equity securities	11.6	11.6	—	—
Venture capital investments	18.0	—	—	18.0
Derivative contracts	7.0	—	7.0	—
Plan assets for deferred compensation	15.1	—	15.1	—
Total	$3,378.3	$11.6	$3,348.7	$18.0
Liabilities:
Derivative contracts	$3.2	$—	$3.2	$—
Contingent consideration obligations	293.7	—	—	293.7
Total	$296.9	$—	$3.2	$293.7
Our reverse repurchase agreement matured on April 1, 2013. This agreement was entered into in anticipation of our acquisition of TYSABRI rights from Elan and it matured with no difference in fair value. The reverse repurchase agreement was collaterialized by our counterparty setting aside U.S. government and agency securities with a fair value of approximately 102% of the principal amount.

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
There has been no impairment of our assets measured at fair value during the three months ended March 31, 2013. In addition, there were no changes in valuation techniques or inputs utilized or transfers between fair value measurement levels during the three months ended March 31, 2013. The fair value of Level 2 instruments classified as cash equivalents and marketable debt securities were determined through valuation models of third party pricing services. For a description of our validation procedures related to prices provided by third party pricing services, refer to Note 1, Summary of Significant Accounting Policies: Fair Value Measurements, to our consolidated financial statements included within our 2012 Form 10-K.
Marketable Equity Securities and Venture Capital Investments
Our marketable equity securities represent investments in publicly traded equity securities. Our venture capital investments, which are Level 3 measurements, include investments in certain venture capital funds, accounted for at fair value, that primarily invest in small privately-owned, venture-backed biotechnology companies. These venture capital investments represented approximately 0.2% of total assets as of March 31, 2013 and December 31, 2012, respectively.
The following table provides a roll-forward of the fair value of our venture capital investments that are Level 3 assets:

	For the Three Months Ended March 31,
(In millions)	2013	2012
Fair value, beginning of period	$20.3	$23.5
Unrealized gains included in earnings	0.6	0.4
Unrealized losses included in earnings	(1.4)	(1.8)
Settlements	(1.5)	—
Fair value, end of period	$18.0	$22.1

BIOGEN IDEC INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

 Debt Instruments
The fair and carrying values of our debt instruments, which are Level 2 liabilities, are summarized as follows:

	As of March 31, 2013		As of December 31, 2012
(In millions)	Fair Value	Carrying Value	Fair Value	Carrying Value
Notes payable to Fumedica	$19.3	$17.5	$20.0	$17.9
Credit facility	200.0	200.0	—	—
6.0% Senior Notes due March 1, 2013	—	—	453.7	450.0
6.875% Senior Notes due March 1, 2018	670.1	584.8	681.6	586.4
Total	$889.4	$802.3	$1,155.3	$1,054.3
The fair value of our notes payable to Fumedica was estimated using market observable inputs, including current interest and foreign currency exchange rates. The fair value of our 6.875% Senior Notes was determined through market, observable, and corroborated sources. For additional information related to our debt instruments, please read Note 11, Indebtedness to these condensed consolidated financial statements.
Contingent Consideration Obligations
The following table provides a roll-forward of the fair values of our contingent consideration obligations that are Level 3 measurements:

	For the Three Months Ended March 31,
(In millions)	2013	2012
Fair value, beginning of period	$293.9	$151.0
Additions	—	117.6
Changes in fair value	2.3	1.3
Payments	(2.5)	—
Fair value, end of period	$293.7	$269.9
As of March 31, 2013 and December 31, 2012, approximately $272.0 million and $271.5 million, respectively, of the fair value of our total contingent consideration obligations were reflected as components of other long-term liabilities within our condensed consolidated balance sheets with the remaining balances reflected as a component of accrued expenses and other.

8.	Financial Instruments
Marketable Securities
The following tables summarize our marketable debt and equity securities:

As of March 31, 2013 (In millions)	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost
Available-for-sale:
Corporate debt securities
Current	$—	$—	$—	$—
Non-current	—	—	—	—
Government securities
Current	—	—	—	—
Non-current	—	—	—	—
Mortgage and other asset backed securities
Current	—	—	—	—
Non-current	—	—	—	—
Total marketable debt securities	$—	$—	$—	$—
Marketable equity securities, non-current	$11.6	$4.9	$—	$6.7

BIOGEN IDEC INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

As of December 31, 2012 (In millions)	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost
Available-for-sale:
Corporate debt securities
Current	$346.9	$0.3	$—	$346.6
Non-current	654.1	2.8	(0.6)	651.9
Government securities
Current	783.4	0.3	—	783.1
Non-current	874.4	0.8	—	873.6
Mortgage and other asset backed securities
Current	4.8	—	—	4.8
Non-current	508.1	1.4	(1.3)	508.0
Total marketable debt securities	$3,171.7	$5.6	$(1.9)	$3,168.0
Marketable equity securities, non-current	$9.0	$3.0	$—	$6.0
The following table summarizes our financial assets with maturities of less than 90 days from the date of purchase included within cash and cash equivalents on the accompanying condensed consolidated balance sheet:

(In millions)	As of March 31, 2013	As of December 31, 2012
Commercial paper	$—	$40.7
Overnight repurchase agreements	—	67.4
Short-term debt securities	358.6	331.3
Total	$358.6	$439.4
The carrying values of our commercial paper, including accrued interest, overnight repurchase agreements, and our short-term debt securities approximate fair value.
Summary of Contractual Maturities: Available-for-Sale Securities
The estimated fair value and amortized cost of our marketable debt securities available-for-sale by contractual maturity are summarized as follows:

	As of March 31, 2013		As of December 31, 2012
(In millions)	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost
Due in one year or less	$—	$—	$1,135.0	$1,134.5
Due after one year through five years	—	—	1,744.3	1,741.2
Due after five years	—	—	292.4	292.3
Total available-for-sale securities	$—	$—	$3,171.7	$3,168.0
The average maturity of our marketable debt securities available-for-sale as of December 31, 2012 was 14 months.

BIOGEN IDEC INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

Proceeds from Marketable Debt Securities
The proceeds from maturities and sales of marketable debt securities and resulting realized gains and losses are summarized as follows:

	For the Three Months Ended March 31,
(In millions)	2013	2012
Proceeds from maturities and sales	$4,329.5	$824.4
Realized gains	$6.3	$0.7
Realized losses	$(2.0)	$(0.7)
Strategic Investments
As of March 31, 2013 and December 31, 2012, our strategic investment portfolio was comprised of investments totaling $64.4 million and $64.2 million, respectively, which are included in investments and other assets in our accompanying condensed consolidated balance sheets.
Our strategic investment portfolio includes investments in marketable equity securities of certain biotechnology companies and our investments in venture capital funds accounted for at fair value which totaled $29.6 million and $29.3 million as of March 31, 2013 and December 31, 2012, respectively. Our strategic investment portfolio also includes other equity investments in privately-held companies and additional investments in venture capital funds accounted for under the cost method. The carrying value of these investments totaled $34.8 million and $34.9 million as of March 31, 2013 and December 31, 2012, respectively.
Net Gains, Impairments and Changes to Fair Value
During the three months ended March 31, 2013 and 2012, we realized net losses, impairments and changes to fair value recorded through income of $0.3 million and net gains of $11.3 million, respectively, on our strategic investment portfolio. The net gains recognized during the three months ended March 31, 2012 included a gain of $9.0 million recognized upon our acquisition of Stromedix as we previously held an equity interest. For a more detailed description of this transaction, please read Note 2, Acquisitions to our consolidated financial statements included within our 2012 Form 10-K.
Impairments
For the three months ended March 31, 2013 and 2012, we recognized impairment charges on our marketable equity securities of certain biotechnology companies, investments in venture capital funds accounted for under the cost method and investments in privately-held companies totaling $0.3 million and $0.5 million, respectively.

9.	Derivative Instruments
Foreign Currency Forward Contracts - Hedging Instruments
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
Foreign currency forward contracts in effect as of March 31, 2013 and December 31, 2012 had durations of 1 to 12 months. These contracts have been designated as cash flow hedges and accordingly, to the extent effective, any unrealized gains or losses on these foreign currency forward contracts are reported in accumulated other comprehensive income (loss). Realized gains and losses for the effective portion of such contracts are recognized in revenue when the sale of product in the currency being hedged is recognized. To the extent ineffective, hedge transaction gains and losses are reported in other income (expense), net.

BIOGEN IDEC INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

The notional value of foreign currency forward contracts that were entered into to hedge forecasted revenues is summarized as follows:

	Notional Amount
Foreign Currency: (in millions)	As of March 31, 2013	As of December 31, 2012
Euro	$456.7	$492.2
Canadian dollar	26.6	31.8
Total foreign currency forward contracts	$483.3	$524.0
The portion of the fair value of these foreign currency forward contracts that was included in accumulated other comprehensive income (loss) within total equity reflected gains of $1.2 million and losses of $11.8 million as of March 31, 2013 and December 31, 2012, respectively. We expect all contracts to be settled over the next 12 months and any amounts in accumulated other comprehensive income (loss) to be reported as an adjustment to revenue. We consider the impact of our and our counterparties’ credit risk on the fair value of the contracts as well as the ability of each party to execute its contractual obligations. As of March 31, 2013 and December 31, 2012, respectively, credit risk did not materially change the fair value of our foreign currency forward contracts.
The following table summarizes the effect of derivatives designated as hedging instruments on our condensed consolidated statements of income:

	As of March 31,		For the Three Months Ended March 31,
	Gains/(Losses) Recognized in AOCI (Effective Portion)		Gains/(Losses) Reclassified from AOCI into Net Income (Effective Portion)			Gains/(Losses) Recognized into Net Income (Ineffective Portion)
(In millions)	2013	2012	Location	2013	2012	Location	2013	2012
Hedging instruments	$1.2	$16.0	Revenue	$1.1	$5.4	Other income (expense)	$0.2	$1.9
We recognized in product revenue net gains of $1.1 million and $5.4 million for the settlement of certain effective cash flow hedge instruments for the three months ended March 31, 2013 and 2012, respectively. These settlements were recorded in the same period as the related revenues were generated.
In relation to our foreign currency forward contracts, due to hedge ineffectiveness, we recognized in other income (expense) net gains of $0.2 million and $1.9 million for the three months ended March 31, 2013 and 2012, respectively.
Foreign Currency Forward Contracts - Other Derivatives
We also enter into other foreign currency forward contracts, usually with one month durations, to mitigate the foreign currency risk related to certain balance sheet positions. We have not elected hedge accounting for these transactions.
The aggregate notional amount of these other outstanding foreign currency contracts was $138.6 million and $243.2 million as of March 31, 2013 and December 31, 2012, respectively. A net gain of $0.9 million related to these contracts was recognized as a component of other income (expense), net, for the three months ended March 31, 2013, respectively, as compared to a net loss of $4.3 million in the prior year comparative period.

BIOGEN IDEC INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

Summary of Derivatives
While certain of our derivatives are subject to netting arrangements with our counterparties, we do not offset derivative assets and liabilities within our condensed consolidated balance sheets.
The following table summarizes the fair value and presentation in our condensed consolidated balance sheets for our outstanding derivatives including those designated as hedging instruments:

(In millions)	Balance Sheet Location	Fair Value As of March 31, 2013
Hedging Instruments:
Asset derivatives	Other current assets	$5.1
Liability derivatives	Accrued expenses and other	$2.7
Other Derivatives:
Asset derivatives	Other current assets	$1.9
Liability derivatives	Accrued expenses and other	$0.5

(In millions)	Balance Sheet Location	Fair Value As of December 31, 2012
Hedging Instruments:
Asset derivatives	Other current assets	$0.6
Liability derivatives	Accrued expenses and other	$11.5
Other Derivatives:
Asset derivatives	Other current assets	$1.2
Liability derivatives	Accrued expenses and other	$2.9

10.	Property, Plant and Equipment
Property, plant and equipment are recorded at historical cost, net of accumulated depreciation. Accumulated depreciation on property, plant and equipment was $983.8 million and $941.1 million as of March 31, 2013 and December 31, 2012, respectively.
For the three months ended March 31, 2013, we capitalized interest costs related to construction in progress totaling approximately $3.2 million as compared to $8.2 million in the prior year comparative period.
Cambridge Leases
In July 2011, we executed leases for two office buildings currently under construction in Cambridge, Massachusetts with a planned occupancy during the second half of 2013. Construction of these facilities began in late 2011. In accordance with accounting guidance applicable to entities involved with the construction of an asset that will be leased when the construction is completed, we are considered the owner of these properties during the construction period. Accordingly, we record an asset along with a corresponding financing obligation on our condensed consolidated balance sheet for the amount of total project costs incurred related to the construction in progress for these buildings. Upon completion of the buildings, we will assess and determine if the assets and corresponding liabilities should be derecognized. As of March 31, 2013 and December 31, 2012, cost incurred by the developer in relation to the construction of these buildings totaled approximately $112.8 million and $86.5 million, respectively.
As a result of our decision to relocate our corporate headquarters in Cambridge, Massachusetts, we expect to vacate part of our Weston, Massachusetts facility in the second half of 2013 and incur a charge between $15.0 million to $30.0 million. This estimate represents our remaining lease obligation for the vacated portion of our Weston facility, net of sublease income expected to be received.

BIOGEN IDEC INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

Hillerød, Denmark Facility
As of September 2012, our large-scale biologics manufacturing facility in Hillerød, Denmark was ready for its intended use as we began the process of manufacturing clinical products for sale to third parties. As a result, we transferred $465.9 million from construction in progress to various fixed asset accounts. We ceased capitalizing a majority of the interest expense and began recording depreciation on the various assets during the third quarter of 2012. The average estimated useful life for the facility and its assets is 20 years. The facility is currently not licensed to produce commercial product, a process we expect to be completed in 2013.
Research Triangle Park (RTP) Lease
In December 2012, we entered into an arrangement with Eisai, Inc. (Eisai) to lease a portion of their facility in RTP to manufacture our and Eisai's oral solid dose products and for Eisai to provide us with vial-filling services for biologic therapies and packaging services for oral solid dose products. The 10 year operating lease agreement, which is cancellable after 5 years, became effective in February 2013 and gives us the option to purchase the facility.

11.	Indebtedness
Credit Facility
In March 2013, we entered into a $750.0 million senior unsecured revolving credit facility, which we may choose to use for future working capital and general corporate purposes. The terms of this revolving credit facility include a financial covenant that require us to not exceed a maximum debt to EBITDA ratio. This facility terminates in March 2014. As of March 31, 2013, we had outstanding borrowings of $200.0 million and were in full compliance with all covenants. The weighted average interest rate on outstanding borrowings as of March 31, 2013 was 1.5%.
Senior Notes
On March 1, 2013, we repaid the $450.0 million aggregate principal amount of our 6.0% Senior Notes.

12.	Equity
Total equity as of March 31, 2013 increased $375.8 million compared to December 31, 2012. This increase was primarily driven by net income attributable to Biogen Idec Inc. of $426.7 million partially offset by repurchases of our common stock totaling $41.0 million.
Share Repurchases
In February 2011, our Board of Directors authorized the repurchase of up to 20.0 million shares of common stock. This authorization does not have an expiration date. During the three months ended March 31, 2013, approximately 0.3 million shares were repurchased at a cost of $41.0 million.
Approximately 5.9 million shares of our common stock remain available for repurchase under the 2011 authorization.

We repurchased approximately 4.0 million shares at a cost of approximately $463.2 million under the 2011 authorization during the three months ended March 31, 2012.
Noncontrolling Interests
The following table reconciles equity attributable to noncontrolling interests:

	For the Three Months Ended March 31,
(In millions)	2013	2012
Noncontrolling interests, beginning of period	$2.3	$1.5
Net income (loss) attributable to noncontrolling interests, net of tax	—	(0.3)
Currency translation adjustment	—	0.1
Deconsolidation of noncontrolling interest	(1.7)	—
Distributions to noncontrolling interests	—	1.3
Noncontrolling interests, end of period	$0.6	$2.6

BIOGEN IDEC INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

For additional information related to our deconsolidation of noncontrolling interest, please read Note 18, Investments in Variable Interest Entities to these condensed consolidated financial statements.

13.	Accumulated Other Comprehensive Income (Loss)
The following table summarizes the changes in accumulated other comprehensive income (loss), net of tax by component:

(In millions)	Unrealized Gains (Losses) on Securities Available for Sale	Unrealized Gains (Losses) on Foreign Currency Forward Contracts	Unfunded Status of Postretirement Benefit Plans	Translation Adjustments	Total
Balance, as of December 31, 2012	$4.2	$(10.7)	$(21.7)	$(27.1)	$(55.3)
Other comprehensive income (loss) before reclassifications	1.6	12.6	1.2	(24.4)	(9.0)
Amounts reclassified from accumulated other comprehensive income (loss)	(2.7)	(1.0)	—	—	(3.7)
Net current period other comprehensive income (loss)	(1.1)	11.6	1.2	(24.4)	(12.7)
Balance, as of March 31, 2013	$3.1	$0.9	$(20.5)	$(51.5)	$(68.0)
Securities Available for Sale: Balances included within accumulated other comprehensive income (loss) related to unrealized holding gains (losses) are shown net of tax of $1.8 million and $2.5 million as of March 31, 2013 and December 31, 2012, respectively. Other comprehensive income (loss) recognized during the period before reclassifications are shown net of tax of $0.7 million. Amounts reclassified from accumulated other comprehensive income (loss) are shown net of tax of $1.4 million and were recognized in other income (expense) during the three months ended March 31, 2013.
Foreign Currency Forward Contracts: Balances included within accumulated other comprehensive income (loss) related to unrealized gains (losses) are shown net of tax of $0.3 million and $1.1 million as of March 31, 2013 and December 31, 2012, respectively. Other comprehensive income (loss) recognized during the period before reclassifications are shown net of tax of $1.6 million. Amounts reclassified from accumulated other comprehensive income (loss) are shown net of tax of $0.1 million and were recognized in revenues during the three months ended March 31, 2013.
Postretirement Benefit Plans: Tax amounts related to the unfunded status of pension and retirement benefit plans were immaterial for all amounts presented.

14.	Earnings per Share
Basic and diluted earnings per share are calculated as follows:

	For the Three Months Ended March 31,
(In millions)	2013	2012
Numerator:
Net income attributable to Biogen Idec Inc.	$426.7	$302.7
Denominator:
Weighted average number of common shares outstanding	236.8	239.8
Effect of dilutive securities:
Stock options and employee stock purchase plan	0.4	0.6
Time-vested restricted stock units	0.8	1.1
Market stock units	0.3	0.3
Dilutive potential common shares	1.5	2.0
Shares used in calculating diluted earnings per share	238.3	241.8
Amounts excluded from the calculation of net income per diluted share because their effects were anti-dilutive were insignificant.

BIOGEN IDEC INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

15.	Share-based Payments
Share-based Compensation Expense
The following table summarizes share-based compensation expense included within our condensed consolidated statements of income:

	For the Three Months Ended March 31,
(In millions)	2013	2012
Research and development	$25.2	$19.7
Selling, general and administrative	34.3	28.8
Subtotal	59.5	48.5
Capitalized share-based compensation costs	(2.3)	(1.2)
Share-based compensation expense included in total cost and expenses	57.2	47.3
Income tax effect	(16.6)	(14.4)
Share-based compensation expense included in net income attributable to Biogen Idec Inc.	$40.6	$32.9
The following table summarizes share-based compensation expense associated with each of our share-based compensation programs:

	For the Three Months Ended March 31,
(In millions)	2013	2012
Stock options	$0.3	$0.1
Market stock units	8.5	6.0
Time-vested restricted stock units	27.1	25.8
Performance-vested restricted stock units settled in shares	—	0.1
Cash settled performance shares	20.4	14.8
Employee stock purchase plan	3.2	1.7
Subtotal	59.5	48.5
Capitalized share-based compensation costs	(2.3)	(1.2)
Share-based compensation expense included in total cost and expenses	$57.2	$47.3
Grants Under Share-based Compensation Plans
The following table summarizes our equity grants to employees, officers and directors under our current stock plans:

	For the Three Months Ended March 31,
	2013	2012
Market stock units	253,000	286,000
Cash settled performance shares	270,000	310,000
Time-vested restricted stock units	638,000	771,000
No performance-vested restricted stock units or stock options were granted during the three months ended March 31, 2013 and 2012. In addition, for the three months ended March 31, 2013, approximately 112,000 shares were issued under our employee stock purchase plan (ESPP) compared to approximately 106,000 shares issued in the prior year comparative period.

BIOGEN IDEC INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

16.	Income Taxes
For the three months ended March 31, 2013, our effective tax rate was 13.2%, compared to 21.4% in the prior year comparative period.
A reconciliation between the U.S. federal statutory tax rate and our effective tax rate is summarized as follows:

	For the Three Months Ended March 31,
	2013	2012
Statutory rate	35.0%	35.0%
State taxes	7.7	0.8
Taxes on foreign earnings	(9.9)	(8.2)
Credits and net operating loss utilization	(3.3)	(3.7)
Purchased intangible assets	1.1	1.1
Manufacturing deduction	(22.7)	(2.1)
Other permanent items	5.5	(1.8)
Other	(0.2)	0.3
Effective tax rate	13.2%	21.4%
For the three months ended March 31, 2013, the reduction in our income tax rate compared to the same period in 2012 was primarily the result of a change in our uncertain tax position related to our U.S. federal manufacturing deduction, described below, lower intercompany royalties owed by a foreign wholly owned subsidiary of ours to a U.S. wholly owned subsidiary on the international sales of one of our products and the reinstatement of the federal research and development credit. These favorable items were partially offset by lower orphan drug credits due to reduced expenditures in eligible clinical trials.
Accounting for Uncertainty in Income Taxes
We and our subsidiaries are routinely examined by various taxing authorities. We file income tax returns in the U.S. federal jurisdiction, various U.S. states, and foreign jurisdictions. With few exceptions, including the proposed disallowance we discuss below, we are no longer subject to U.S. federal tax examination for years before 2010 or state, local, or non-U.S. income tax examinations for years before 2004.
During the three months ended March 31, 2013, we received updated technical guidance from the IRS concerning our current and prior year filings and calculation of our U.S. federal manufacturing deduction related to our unconsolidated joint business. Based on this guidance we reevaluated the level of our unrecognized benefits, related to uncertain tax positions, and recorded a $33.0 million benefit, which is net of ancillary federal and state tax effects. This benefit is for a previously unrecognized position and relates to years 2005 through 2012 and is net of a $10.0 million expense for non-income based state taxes, which is recorded in other income (expense) within our condensed consolidated statements of income. The benefit related to the federal manufacturing deduction is reflected within manufacturing deduction in the above income tax rate reconciliation and the adverse impact of state income taxes and other federal items is reflected within state taxes and other permanent items, respectively.
In October 2011, in conjunction with our examination, the IRS proposed a disallowance of approximately $130 million in deductions for tax years 2007, 2008 and 2009 related to payments for services provided by our wholly owned Danish subsidiary located in Hillerød, Denmark. We believe that these items represent valid deductible business expenses and will vigorously defend our position.
It is reasonably possible that we will adjust the value of our uncertain tax positions related to the manufacturing deduction as we receive additional information from various taxing authorities. We do not anticipate any other significant changes in our positions in the next twelve months other than expected settlements which have been classified as current liabilities within the accompanying balance sheet.

BIOGEN IDEC INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

Contingencies
On June 8, 2010, we received Notices of Assessment from the Massachusetts Department of Revenue (DOR) against Biogen Idec MA Inc. (BIMA), one of our wholly-owned subsidiaries, for $103.5 million of corporate excise tax, including associated interest and penalties, related to our 2004, 2005 and 2006 state tax filings. On February 3, 2013, we filed a petition with the Massachusetts Appellate Tax Board (Massachusetts ATB) appealing the denial of our application for abatement and a hearing has been scheduled for May 2013. For all periods under dispute, we believe that positions taken in our tax filings are valid and we are contesting the assessments vigorously.
The audits of our state tax filings for 2007 and 2008 are not completed. As these filings were prepared in a manner consistent with prior filings, we may receive an assessment for those years as well. Due to tax law changes effective January 1, 2009, the computation and deductions at issue in previous tax filings are not part of our subsequent tax filings in Massachusetts.
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

17.	Other Consolidated Financial Statement Detail
Other Income (Expense), Net
Components of other income (expense), net, are summarized as follows:

	For the Three Months Ended March 31,
(In millions)	2013	2012
Interest income	$4.3	$6.5
Interest expense	(11.5)	(7.4)
Impairments of investments	(0.3)	(0.5)
Gain (loss) on investments, net	4.4	11.8
Foreign exchange gains (losses), net	(2.6)	1.4
Other, net	(8.8)	3.3
Total other income (expense), net	$(14.5)	$15.1
Accrued Expenses and Other
Accrued expenses and other consists of the following:

(In millions)	As of March 31, 2013	As of December 31, 2012
Revenue-related rebates	$204.0	$191.0
Deferred revenue	157.1	148.0
Employee compensation and benefits	134.5	248.5
Collaboration expenses	56.7	37.4
Clinical development expenses	47.9	51.6
Royalties and licensing fees	42.8	45.2
Current portion of contingent consideration obligations	21.7	22.4
Other	220.4	235.8
Total accrued expenses and other	$885.1	$979.9

BIOGEN IDEC INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

18.	Investments in Variable Interest Entities
Consolidated Variable Interest Entities
Our condensed consolidated financial statements include the financial results of variable interest entities in which we are the primary beneficiary.
Knopp
During the three months ended March 31, 2013, we terminated our license agreement with Knopp Neurosciences, Inc. (Knopp), a subsidiary of Knopp Holdings, LLC, for the development, manufacture and commercialization of dexpramipexole in people with amyotrophic lateral sclerosis (ALS). We expect to exercise our put option on the 30.0% of the Class B common shares to Knopp.
We had previously determined that we were the primary beneficiary of Knopp because we had the power through the license agreement to direct the activities that most significantly impacted Knopp’s economic performance and were required to fund 100% of the research and development costs incurred in support of the collaboration agreement. As such, we consolidated the results of Knopp. In March 2013, we deconsolidated the results of Knopp upon termination of the license agreement. The assets and liabilities of Knopp were not significant to our financial position or results of operations. We had provided no financing to Knopp other than contractually required amounts previously disclosed in Note 20, Investments in Variable Interest Entities included within our 2012 Form 10-K.
For the three months ended March 31, 2013, the collaboration did not incur any development expenses. For the three months ended March 31, 2012, the collaboration incurred development expenses totaling $22.7 million, which was reflected as research and development expense within our condensed consolidated statements of income.
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
We determined that we are the primary beneficiary of Neurimmune because we have the power through the collaboration to direct the activities that most significantly impact the entity’s economic performance and are required to fund 100% of the research and development costs incurred in support of the collaboration agreement. Accordingly, we consolidate the results of Neurimmune.
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
For the three months ended March 31, 2013, the collaboration incurred development expenses totaling $5.0 million, which is reflected as research and development expense within our condensed consolidated statements of income, compared to $2.5 million in the prior year comparative period.
The assets and liabilities of Neurimmune are not significant to our financial position or results of operations as it is a research and development organization. We have provided no financing to Neurimmune other than previously contractually required amounts.
Unconsolidated Variable Interest Entities
We have relationships with other variable interest entities that we do not consolidate as we lack the power to direct the activities that significantly impact the economic success of these entities. These relationships include investments in certain biotechnology companies and research collaboration agreements.

BIOGEN IDEC INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

As of March 31, 2013 and December 31, 2012, the total carrying value of our investments in biotechnology companies that we have determined to be variable interest entities, but do not consolidate as we do not have the power to direct their activities, totaled $9.1 million and $9.4 million, respectively. Our maximum exposure to loss related to these variable interest entities is limited to the carrying value of our investments.
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
For additional information related to our investments in variable interest entities, please read Note 20, Investments in Variable Interest Entities to our consolidated financial statements included within our 2012 Form 10-K.

19.	Collaborative and Other Relationships
Samsung Biosimilar Agreement
In February 2012, we finalized an agreement with Samsung BioLogics Co. Ltd. (Samsung Biologics) that established an entity, Samsung Bioepis, to develop, manufacture and market biosimilar pharmaceuticals. Under the terms of the agreement, Samsung Biologics will contribute 280.5 billion South Korean won (approximately $250.0 million) for an 85 percent stake in Samsung Bioepis and we will contribute approximately 49.5 billion South Korean won (approximately $45.0 million) for the remaining 15 percent ownership interest. Our investment is limited to this contribution as we have no obligation to provide any additional funding; however, we maintain an option to purchase additional stock in Samsung Bioepis that would allow us to increase our ownership percentage up to 49.9 percent. The exercise of this option is within our control.
Samsung Biologics has the power to direct the activities of Samsung Bioepis that will most significantly and directly impact its economic performance. We account for this investment under the equity method of accounting as we maintain the ability to exercise significant influence over Samsung Bioepis through a presence on the entity’s Board of Directors and our contractual relationship. Under the equity method, we record our original investment at cost and subsequently adjust the carrying value of our investments for our share of equity in the entity’s income or losses according to our percentage of ownership. If losses accumulate, we will record our share of losses until our investment has been fully depleted. Once our investment has been fully depleted, we will recognize additional losses only if we provide or are required to provide additional funding. As of March 31, 2013 and December 31, 2012, our cash contributions to Samsung Bioepis totaled 43.0 billion and 36.0 billion South Korean won (approximately $38.6 million and $32.1 million), respectively. As of March 31, 2013 and December 31, 2012, the carrying value of our investment in Samsung Bioepis totaled 35.0 billion and 29.7 billion South Korean won (approximately $31.4 million and $27.8 million), respectively, which is classified as a component of investments and other assets within our condensed consolidated balance sheets. We are obligated to fund an additional 6.5 billion South Korean won (approximately $5.8 million), which is due within the next year. We recognize our share of the results of operations related to our investment in Samsung Bioepis one quarter in arrears when the results of the entity become available, which is reflected as equity in loss of investee, net of tax within our condensed consolidated statements of income. During the three months ended March 31, 2013, we recognized a loss on our investment of $3.8 million.
Simultaneous with the formation of Samsung Bioepis, we entered into a license agreement and technical development and manufacturing services agreements with Samsung Bioepis. Under the terms of the license agreement, we granted Samsung Bioepis an exclusive license to use, develop, manufacture, and commercialize products created by Samsung Bioepis using Biogen Idec product-specific technology. In exchange, we will receive royalties on all products developed and commercialized by Samsung Bioepis. Under the terms of the technical development agreement, we will provide Samsung Bioepis technical development services and technology transfer services, which include, but are not limited to, cell culture development, purification process development, formulation development, and analytical development. Under the terms of our manufacturing agreement, we will manufacture certain clinical drug substance, clinical drug product, commercial drug substance and commercial drug product pursuant to contractual terms. For the three months ended March 31, 2013 and 2012, we recognized $6.8 million and $1.0 million, respectively, in other revenues in relation to these services, which is reflected as a component of other revenues within our condensed consolidated statement of income. In addition, we have recorded $26.1 million under the contract as deferred revenue, which will be recognized as other revenue when the drug substance or product is shipped.
For additional information related to our other significant collaboration arrangements, please read Note 21, Collaborative and Other Relationships to our consolidated financial statements included within our 2012 Form 10-K.

BIOGEN IDEC INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

20.	Litigation
Massachusetts Department of Revenue
On June 8, 2010, we received Notices of Assessment from the Massachusetts DOR against BIMA for $103.5 million of corporate excise tax, including associated interest and penalties, related to our 2004, 2005 and 2006 state tax filings. On February 3, 2011, we filed a petition with the Massachusetts ATB appealing the denial of our application for abatement, and a hearing has been scheduled for May 2013. For all periods under dispute, we believe that positions taken in our tax filings are valid and are contesting the assessments vigorously.
Hoechst — Genentech Arbitration
On October 24, 2008, Hoechst GmbH (Hoechst), an affiliate of Sanofi-Aventis Deutschland GmbH (Sanofi), filed a request for arbitration with the ICC International Court of Arbitration (Paris) claiming that Genentech breached its license agreement (the Hoechst License) with one of Hoechst's predecessors. The Hoechst License, which was in effect from 1991 to October 2008, granted Genentech certain rights with respect to U.S. Patents 5,849,522 (’522 patent) and 6,218,140 (’140 patent) and other potential patents. The Hoechst License provided for potential royalty payments of 0.5% on net sales of certain products defined by the agreement. Genentech maintains that no royalties are due under the Hoechst License because it did not infringe any of the relevant patents.
  In September 2012, the arbitrator ruled that Genentech is liable to Hoechst for royalties with respect to RITUXAN under the Hoechst License, and in February 2013 he awarded Hoechst damages of EUR108 million together with prejudgment interest (estimated to be approximately EUR54 million as of the date of the award).   In December 2012, Genentech filed a Declaration of Appeal in the Paris Court of Appeal to vacate the arbitrator's decision on liability, and the appeal is pending.
Although we are not a party to the arbitration, we expect that any damages recovered by Hoechst may be a cost charged to our collaboration with Genentech. Our revenues from unconsolidated joint business were reduced by approximately $50.0 million in the second quarter of 2011 and by approximately $41.5 million in the first quarter of 2013 to reflect our share of the damages and interest that were awarded to Hoechst. Our share may vary from these amounts if Genentech is successful in challenging the award.
Sanofi ’522 and ’140 Patent Litigation
On October 27, 2008, Sanofi filed suit against Genentech and Biogen Idec in the United States District Court for the Eastern District of Texas (Texas Action) claiming that RITUXAN and certain other Genentech products infringe the ’522 patent and the ’140 patent. The Texas Action was transferred and consolidated with a complaint filed on the same day by Genentech and Biogen Idec against Sanofi in the United States District for the Northern District of California (California Action) seeking declaratory judgments that RITUXAN and the other Genentech products do not infringe the ’522 patent or the ’140 patent and that those patents are invalid and unenforceable.
On April 21, 2011, the federal court in California entered a separate and final judgment that the manufacture and sale of RITUXAN do not infringe the ’522 patent or the ’140 patent. The court stayed further proceedings relating to Biogen Idec's and Genentech's claims seeking a declaration that the asserted patent claims are invalid and unenforceable. On March 22, 2012, the U.S. Court of Appeals for the Federal Circuit affirmed the judgment of non-infringement. No trial date has yet been set on the stayed claims. On May 1, 2012, Genentech filed a motion to enjoin Sanofi and those acting in concert with it, including Hoechst, from continuing the arbitration described above or enforcing any award of royalties under the Hoechst License, but the motion was denied on May 25, 2012. On June 6, 2012, Genentech appealed the denial to the U.S. Court of Appeals for the Federal Circuit and the appeal is pending.
’755 Patent Litigation
On September 15, 2009, we were issued U.S. Patent No. 7,588,755 (’755 Patent), which claims the use of interferon beta for immunomodulation or treating a viral condition, viral disease, cancers or tumors. This patent, which expires in September 2026, covers, among other things, the treatment of MS with our product AVONEX. On May 27, 2010, Bayer Healthcare Pharmaceuticals Inc. (Bayer) filed a lawsuit against us in the U.S. District Court for the District of New Jersey seeking a declaratory judgment of patent invalidity and non-infringement and seeking monetary relief in the form of attorneys' fees, costs and expenses. On May 28, 2010, BIMA filed a lawsuit in the U.S. District Court for the District of New Jersey alleging infringement of the ’755 Patent by EMD Serono, Inc. (manufacturer, marketer and seller of REBIF), Pfizer, Inc. (co-marketer of REBIF), Bayer (manufacturer, marketer and seller of BETASERON and manufacturer of EXTAVIA), and Novartis

BIOGEN IDEC INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

Pharmaceuticals Corp. (marketer and seller of EXTAVIA) and seeking monetary damages, including lost profits and royalties. The court has consolidated the two lawsuits, and we refer to the two actions as the “Consolidated ’755 Patent Actions”.
Bayer, Pfizer, Novartis and EMD Serono have all filed counterclaims in the Consolidated ’755 Patent Actions seeking declaratory judgments of patent invalidity and non-infringement, and seeking monetary relief in the form of costs and attorneys' fees, and EMD Serono and Bayer have each filed a counterclaim seeking a declaratory judgment that the ’755 Patent is unenforceable based on alleged inequitable conduct. Bayer has also amended its complaint to seek such a declaration. No trial date has yet been ordered, but we expect that the trial of the Consolidated ’755 Patent Actions will take place in 2014.
GSK ’612 Patent Litigation
On March 23, 2010, we and Genentech were issued U.S. Patent No. 7,682,612 (’612 Patent) relating to a method of treating chronic lymphocytic leukemia (CLL) using an anti-CD20 antibody. The patent, which expires in November 2019, covers, among other things, the treatment of CLL with RITUXAN. On March 23, 2010, we and Genentech filed a lawsuit in the United States District Court for the Southern District of California against Glaxo Group Limited and GlaxoSmithKline LLC (collectively, GSK) alleging infringement of that patent based upon GSK's manufacture, importation, marketing and sale of ARZERRA. We seek damages, including a royalty and lost profits, and injunctive relief. GSK has filed a counterclaim seeking a declaratory judgment of patent invalidity, non-infringement, unenforceability, and inequitable conduct, and seeking monetary relief in the form of costs and attorneys' fees.
On November 15, 2011, the court entered a final judgment in favor of GSK on Biogen Idec's and Genentech's claims and on GSK's counterclaim for non-infringement. The court stayed all further proceedings pending the outcome of the appeal of this judgment filed by Biogen Idec and Genentech. On April 16, 2013, the United States Court of Appeals for the Federal Circuit affirmed the judgment in favor of GSK.
Novartis V&D ’688 Patent Litigation
On January 26, 2011, Novartis Vaccines and Diagnostics, Inc. (Novartis V&D) filed suit against us in the United States District Court for the District of Delaware, alleging that TYSABRI infringes U.S. Patent No. 5,688,688 “Vector for Expression of a Polypeptide in a Mammalian Cell” (’688 Patent), which was granted in November 1997 and expires in November 2014. Novartis V&D seeks a declaration of infringement, a finding of willful infringement, compensatory damages, treble damages, interest, costs and attorneys' fees. On July 18, 2012, the court granted Novartis V&D leave to add Novartis Pharma AG, an alleged exclusive licensee of the ’688 Patent, as co-plaintiff. We have not formed an opinion that an unfavorable outcome is either “probable” or “remote”, and are unable to estimate the magnitude or range of any potential loss. We believe that we have good and valid defenses to the complaint and will vigorously defend against it. A trial has been set for January 2014.
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
On November 17, 2011, Biogen Idec SRL responded to AIFA that the reimbursement limit in the Price Resolution by its terms relates only to the first 24 months of TYSABRI sales, which began in February 2007. On December 23, 2011, we filed an appeal in the Regional Administrative Tribunal of Lazio (Il Tribunale Amministrativo Regionale per il Lazio) in Rome against AIFA, seeking a ruling that our interpretation of the Price Resolution is valid and that the position of AIFA is unenforceable, and the appeal is pending. On November 21, 2012, the tribunal ruled that the Price Resolution would not automatically renew for another 24-month term pending resolution of the dispute. The tribunal has scheduled a hearing on our appeal for June 18, 2013. We have not formed an opinion that an unfavorable outcome of the dispute is either “probable” or “remote”. We believe that we have good and valid grounds for our appeal and will vigorously pursue it.

BIOGEN IDEC INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

Average Manufacturer Price Litigation
On September 6, 2011, we and several other pharmaceutical companies were served with a complaint originally filed under seal on October 28, 2008 in the United States District Court for the Eastern District of Pennsylvania by Ronald Streck (the relator) on behalf of himself and the United States, and the states of New Jersey, California, Rhode Island, Michigan, Montana, Wisconsin, Massachusetts, Tennessee, Oklahoma, Texas, Indiana, New Hampshire, North Carolina, Florida, Georgia, New Mexico, Illinois, New York, Virginia, Delaware, Hawaii, Louisiana, Connecticut, and Nevada (collectively, the States), and the District of Columbia, alleging violations of the False Claims Act, 31 U.S.C. § 3729 et seq. and state and District of Columbia statutory counterparts. The United States and the States have declined to intervene, and the District of Columbia has not intervened. The complaint was subsequently unsealed and served, and then amended. The amended complaint alleges that Biogen Idec and other defendants underreport Average Manufacturer Price (AMP) information to the Centers for Medicare and Medicaid Services, thereby causing Biogen Idec and other defendants to underpay rebates under the Medicaid Drug Rebate Program. The relator alleges that the underreporting has occurred because Biogen Idec and other defendants improperly consider various payments that they make to drug wholesalers to be discounts under applicable federal law. We and the other defendants filed a motion to dismiss the complaint, which was granted in part and denied in part on July 3, 2012. As to AMP submissions before January 1, 2007, the court dismissed all state and federal claims against us. As to AMP submissions after January 1, 2007, the court denied our motion to dismiss federal law claims. Plaintiff's remaining state-law claims were dismissed in whole as to claims under New Mexico law and in part as to claims under the laws of Delaware, New Hampshire, Texas, Connecticut, Georgia, Indiana, Montana, New York, Oklahoma, and Rhode Island. A trial has been set for September, 2014. We have not formed an opinion that an unfavorable outcome under the remaining claims is either “probable” or “remote,” and are unable at this stage of the litigation to form an opinion as to the magnitude or range of any potential loss. We believe that we have good and valid defenses and intend to vigorously defend against the allegations.
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
Canada Lease Dispute
On April 18, 2008, First Real Properties Limited filed suit against Biogen Idec Canada Inc. (BI Canada) in the Superior Court of Justice in London, Ontario alleging breach of an offer for lease of property signed by BI Canada in 2007 and an unsigned proposed lease for the same property. The plaintiff's complaint seeks $7.0 million in damages, but the plaintiff submitted an expert report estimating the plaintiff's damages to be approximately $2.5 million after mitigation. The plaintiff also seeks costs of approximately $0.4 million and interest. A trial occurred in February 2013 and the decision is pending.
Knopp Neurosciences Dispute
On February 25, 2013, Knopp filed suit against Biogen Idec International Holding Ltd. in the United States District Court for the District of Massachusetts, alleging Biogen Idec wrongfully terminated its license agreement with Knopp for the development of a product for Amyotrophic Lateral Sclerosis. Knopp seeks damages and injunctive relief, including the transfer of certain biosamples. A trial on Knopp’s biosamples claim is scheduled for June 17, 2013.  No trial date has been set for Knopp’s other claims. We have not formed an opinion that an unfavorable outcome is either “probable” or “remote,” and are unable at this stage of the litigation to form an opinion as to the magnitude or range of any potential loss. We believe that we have good and valid defenses and intend to vigorously defend this suit.
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

BIOGEN IDEC INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

21.	Commitments and Contingencies
In 2006, we acquired Fumapharm AG. As part of this acquisition we acquired FUMADERM and TECFIDERA (together, Fumapharm Products). We paid $220.0 million upon closing of the transaction and agreed to pay an additional $15.0 million if a Fumapharm Product is approved for MS in the U.S. or E.U. In the first quarter of 2013, we accrued this $15.0 million contingent payment as TECFIDERA was approved in the U.S. for MS by the FDA. This payment was accounted for as an increase to goodwill within our condensed consolidated balance sheets offset by $1.5 million for a tax deduction. We are also required to make the following additional milestone payments to Fumapharm AG based on the attainment of certain sales levels of Fumapharm Products, less certain costs as defined in the acquisition agreement:

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

22.	Segment Information
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
In January 2013, the FASB issued ASU No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scoping of Disclosures about Offsetting Assets and Liabilities (ASU 2013-01). This newly issued accounting standard clarifies the scope of ASU No. 2011-11 to apply to derivatives accounted for in accordance with Topic 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with ASC 210-20-45 or ASC 815-10-45 or subject to an enforceable master netting arrangement or similar agreement. This ASU is effective for fiscal years beginning on or after January 1, 2013 and interim periods within those annual periods. The required disclosures should be provided retrospectively for all comparative periods presented. We adopted this standard in the first quarter of 2013 and presented this information in Note 9, Derivative Instruments to these condensed consolidated financial statements. The adoption of this standard did not have an impact on our financial position or results of operations.

BIOGEN IDEC INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (ASU 2013-02). This newly issued accounting standard requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. This ASU is effective for reporting periods beginning after December 15, 2012. We adopted this standard in the first quarter of 2013 and presented this information in Note 13, Accumulated Other Comprehensive Income (Loss) to these condensed consolidated financial statements. The adoption of this standard did not have an impact on our financial position or results of operations.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our condensed consolidated financial statements and accompanying notes beginning on page 5 of this quarterly report on Form 10-Q and our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2012 (2012 Form 10-K). Certain totals may not sum due to rounding.
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
In the near term, our revenues are dependent upon continued sales of our three principal products, AVONEX, TYSABRI, and RITUXAN, as well as TECFIDERA, which was recently approved and is in the early stages of commercial launch. In the longer term, our revenue growth will be dependent upon the successful clinical development, regulatory approval and launch of new commercial products, our ability to obtain and maintain patents and other rights related to our marketed products and assets originating from our research and development efforts, and successful execution of external business development opportunities. As part of our on-going research and development efforts, we have devoted significant resources to conducting clinical studies to advance the development of new pharmaceutical products and to explore the utility of our existing products in treating disorders beyond those currently approved in their labels.
Financial Highlights
The following table is a summary of financial results achieved:

	For the Three Months Ended March 31,
(In millions, except per share amounts and percentages)	2013 (1) (2)	2012 (3)	Change %
Total revenues	$1,415.1	$1,292.0	9.5%
Income from operations	$510.5	$369.4	38.2%
Net income attributable to Biogen Idec Inc.	$426.7	$302.7	41.0%
Diluted earnings per share attributable to Biogen Idec Inc.	$1.79	$1.25	43.1%

(1)	Our share of RITUXAN revenues from unconsolidated joint business reflects a charge of $41.5 million for damages and interest awarded to Hoechst GmbH (Hoechst) in Genentech's arbitration with Hoechst.

(2)
Net income attributable to Biogen Idec Inc., for the three months ended March 31, 2013, includes a $33.0 million benefit, net of ancillary federal and state income and non-income tax effects, related to years 2005 through 2012 for a previously unrecognized manufacturing deduction related to our unconsolidated joint business.

(3)
Income from operations, as well as net income attributable to Biogen Idec Inc., for the three months ended March 31, 2012, includes a charge to research and development expense of $29.0 million related to an upfront payment made in connection with our development agreement entered into with Isis Pharmaceuticals, Inc. and a $12.4 million reduction resulting from an increase in our returns reserve and write-offs of unsold inventory due to a voluntary withdrawal of a limited amount of AVONEX product that demonstrated a trend in oxidation that may have led to expiry of the product earlier than stated on its label.

As described below under “Results of Operations,” our operating results for the three months ended March 31, 2013 reflect the following:

•	Worldwide AVONEX revenues totaled $746.1 million in the first quarter of 2013, representing an increase of 12.8% over the same period in 2012.

•	Our share of TYSABRI revenues totaled $312.2 million in the first quarter of 2013, representing an increase of 9.4% over the same period in 2012.

•	Our share of RITUXAN revenues totaled $264.6 million in the first quarter of 2013, representing a decrease of 7.0% over the same period in 2012.

•
Total cost and expenses decreased 1.4% in the first quarter of 2013, compared to the same period in 2012. This decrease was primarily the result of a 20.1% decrease in research and development expense partially offset by a 17.5% increase in selling, general and administrative costs over the same period in 2012. These decreases reflect a decrease in spending associated with our late stage product candidates and a decrease in upfront and milestone payments offset by costs incurred in connection with preparing for the product launch of TECFIDERA and potential product launches of Factor VIII and Factor IX.

We generated $178.9 million of net cash flows from operations for the three months ended March 31, 2013, which were primarily driven by earnings. Cash, cash equivalents and reverse repurchase agreements totaled approximately $3.6 billion as of March 31, 2013. On April 2, 2013, we used $3.25 billion of these amounts to fund the upfront payment we made to Elan in connection with our acquisition of the TYSABRI rights.
Acquisitions
On April 2, 2013, we acquired full ownership and strategic, commercial and decision-making rights to TYSABRI from Elan. Upon the closing of the transaction, the previous collaboration agreement between Elan and us, whereby worldwide TYSABRI profits were split 50/50, was terminated. For additional information related to this transaction, please read Note 2, Subsequent Events to our condensed consolidated financial statements included within this report.
Business Environment
We conduct our business within the biotechnology and pharmaceutical industries, which are highly competitive. Many of our competitors are working to develop or have commercialized products similar to those we market or are developing, including oral and other alternative formulations that may compete with AVONEX, TYSABRI or other products we are developing. In addition, the commercialization of certain of our own approved products, such as TECFIDERA, and pipeline product candidates may negatively impact future sales of AVONEX, TYSABRI or both. We may also face increased competitive pressures from the emergence of biosimilars. In the U.S., AVONEX, TYSABRI, and RITUXAN are licensed under the Public Health Service Act (PHSA) as biological products. In March 2010, U.S. healthcare reform legislation amended the PHSA to authorize the U.S. Food and Drug Administration (FDA) to approve biological products, known as biosimilars, that are similar to or interchangeable with previously approved biological products based upon potentially abbreviated data packages.
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
The Affordable Care Act
On June 28, 2012, the United States Supreme Court upheld the constitutionality of the 2010 Patient Protection and Affordable Care Act’s (Affordable Care Act) mandate to purchase health insurance but rejected specific funding provisions that incentivized states to expand their current Medicaid programs. As a result of this ruling, we currently expect implementation of most of the major provisions of the Affordable Care Act to continue. Changes to the Affordable Care Act, or other federal legislation regarding health care access, financing, or delivery and other actions taken by individual states concerning the possible expansion of Medicaid could impact our financial position or results of operations.
The American Taxpayer Relief Act of 2012 and Sequestration
The American Taxpayer Relief Act of 2012 (ATRA) was passed by the House of Representatives and the Senate on January 1, 2013, and was signed into law by the President on January 2, 2013.  The ATRA, among other things, extends through 2013 an array of temporary business and individual tax provisions and temporarily delayed the implementation of certain spending reductions (known as “sequestration”).  We do not expect that the ATRA will have a material impact on our financial position or results of operation.

During the first quarter of 2013, U.S. Congress began implementing sequestration as a means of reducing government expenditures.  These reductions included a 2% reduction in Medicare reimbursements rates to providers, such as physicians, hospitals and drug plans.  These cuts, which reduce payments to health care providers for Part B drugs, could affect decisions regarding prescribing patterns or site of care, which could adversely impact sales of our products.  In addition, Part D plans managing outpatient prescription drugs that are receiving less reimbursement from the government could seek further discounts from manufacturers, which could adversely affect our sales. In addition to sequestration, additional proposals that have been raised to address government finances include changes to the Medicare program, such as increases to Part D rebates or co-payments or reductions in premium subsidies, increases to the pharmaceutical fee, changes to the coverage gap and reductions in physician payments for Part B drugs.  If enacted, these changes to current policy, together with continuing federal budget cuts, could result in increased pricing pressure and reduced reimbursement for our products, which we currently estimate at approximately 2% of estimated 2013 revenues.
Key Pipeline and Product Developments
TECFIDERA
In March 2013, we announced that the FDA approved TECFIDERA, our first-line oral treatment for people with relapsing forms of multiple sclerosis (MS). The FDA approval was based on TECFIDERA's comprehensive development program, in which TECFIDERA demonstrated significant reductions in MS disease activity coupled with favorable safety and tolerability in the Phase 3 DEFINE and CONFIRM studies.
In March 2013, we also announced that we had received a positive opinion from the Committee for Medicinal Products for Human Use (CHMP) in the European Union (E.U.) recommending a marketing authorization be granted for TECFIDERA. The CHMP's recommendation is now referred to the European Commission, which grants marketing authorization for medicines in the E.U.
In April 2013, TECFIDERA was approved in Canada.
We acquired TECFIDERA as part of our acquisition of Fumapharm AG in 2006. For more information about this acquisition and associated milestone obligations, please read the subsection entitled “Contractual Obligations and Off-Balance Sheet Arrangements – Contingent Consideration” of this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Long-Lasting Recombinant Factors VIII and IX
We submitted a Biologics License Application to the FDA for marketing approval of our long-lasting recombinant Factor VIII-Fc fusion protein in hemophilia A, a rare inherited disorder which inhibits blood coagulation, during the first quarter of 2013. The regulatory submission was based on the positive top-line results from the Phase 3 study known as A-LONG.
We submitted a Biologics License Application to the FDA for marketing approval of our long-lasting recombinant Factor IX-Fc fusion protein in hemophilia B, a rare inherited disorder which inhibits blood coagulation, during the fourth quarter of 2012. The regulatory submission was based on the positive top-line results from the Phase 3 study known as B-LONG. In March 2013, we announced that the FDA had accepted our application for Factor IX and granted us a standard review timeline.
We collaborate with Swedish Orphan Biovitrum AB on the commercialization of Factor VIII and Factor IX. For information about this collaboration, please read Note 21, Collaborative and Other Relationships to our consolidated financial statements included within our 2012 Form 10-K.
PLEGRIDY (Peginterferon beta-1a)
In January 2013, we released the primary efficacy analysis and safety data from our Phase 3 study, ADVANCE. Results support PLEGRIDY as a potential treatment dosed every two weeks or every four weeks for relapsing-remitting MS. The primary endpoint of ADVANCE, annualized relapse rate at one year, was met for both the two-week and four-week dosing regimens. Results showed that PLEGRIDY also met the secondary endpoints of risk of 12-week confirmed disability progression, proportion of patients who relapsed and magnetic resonance imaging assessments for both dose regimens. We plan to submit marketing applications for PLEGRIDY in the U.S. and E.U. by mid-2013.

Results of Operations
Revenues
Revenues are summarized as follows:

	For the Three Months Ended March 31,
(In millions, except percentages)	2013		2012
Product revenues:
United States	$604.9	42.7%	$487.8	37.8%
Rest of world	490.9	34.7%	487.6	37.7%
Total product revenues	1,095.8	77.4%	975.4	75.5%
Unconsolidated joint business	264.6	18.7%	284.6	22.0%
Other revenues	54.7	3.9%	32.0	2.5%
Total revenues	$1,415.1	100.0%	$1,292.0	100.0%
Product Revenues
Product revenues are summarized as follows:

	For the Three Months Ended March 31,
(In millions, except percentages)	2013		2012
AVONEX	$746.1	68.1%	$661.6	67.8%
TYSABRI	312.2	28.5%	285.5	29.3%
Other product revenues	37.5	3.4%	28.3	2.9%
Total product revenues	$1,095.8	100.0%	$975.4	100.0%
AVONEX
Revenues from AVONEX are summarized as follows:

	For the Three Months Ended March 31,
(In millions, except percentages)	2013	2012	Change %
United States	$491.5	$400.5	22.7%
Rest of world	254.6	261.1	(2.5)%
Total AVONEX revenues	$746.1	$661.6	12.8%
For the three months ended March 31, 2013, compared to the same period in 2012, the increase in U.S. AVONEX revenues was due to price increases announced in 2012 which became effective in 2013 and an 8% increase in unit sales volume. U.S. AVONEX unit sales volume for the prior year three months ended March 31, 2012 was negatively impacted by a decrease in commercial demand due in part to an unexpected shift in ordering patterns, the transition of pharmacy service providers for a major benefit plan in January 2012 and a recall of a limited amount of AVONEX product that demonstrated a trend in oxidation that may have led to expiry of the product earlier than stated on its label.
For the three months ended March 31, 2013, compared to the same period in 2012, the decrease in rest of world AVONEX revenues was primarily due to the timing of shipments in Brazil, a tender market, which we expect to normalize over the year, and pricing reductions resulting from austerity measures enacted in some countries, partially offset by increased unit demand primarily in Europe. The magnitude of the decrease was mitigated by the 2012 recall mentioned above. The decrease in rest of world AVONEX revenues for the three months ended March 31, 2013, compared to the same period in 2012, also reflects a decrease in gains recognized in relation to the settlement of certain cash flow hedge instruments under our foreign currency hedging program, as well as the negative impacts of foreign currency exchange rates.
Gains recognized in relation to the settlement of certain cash flow hedge instruments under our foreign currency hedging program totaled $0.8 million and $3.9 million, respectively, for the three months ended March 31, 2013, compared to the same period in 2012.

We expect AVONEX to continue facing increased competition in the MS marketplace in both the U.S. and rest of world. We and a number of other companies are working to develop or have commercialized additional treatments for MS, including oral and other alternative formulations that may compete with AVONEX. In addition, the continued growth of TYSABRI and the commercialization of certain of our own products, such as TECFIDERA, may negatively impact future sales of AVONEX. Increased competition also may lead to reduced unit sales of AVONEX, as well as increasing price pressures particularly in geographic markets outside the U.S.
TYSABRI
On April 2, 2013, we acquired full ownership and strategic, commercial and decision-making rights to TYSABRI from Elan. Upon the closing of the transaction, U.S. TYSABRI revenue will include 100% of net revenue. For additional information related to this transaction, please read Note 2, Subsequent Events to our condensed consolidated financial statements included within this report.
Revenues from TYSABRI are summarized as follows:

	For the Three Months Ended March 31,
(In millions, except percentages)	2013	2012	Change %
United States	$113.4	$87.3	29.9%
Rest of world	198.8	198.2	0.3%
Total TYSABRI revenues	$312.2	$285.5	9.4%
For the three months ended March 31, 2013, compared to the same period in 2012, the increase in U.S. TYSABRI revenues was due to increased unit sales volume and price increases. U.S. TYSABRI unit sales volume increased approximately 22% for the three months ended March 31, 2013, over the prior year comparative period. The first quarter benefited by approximately $11.0 million due to an increase in inventory levels at our distributor in anticipation of our acquisition of TYSABRI rights from Elan. Net sales of TYSABRI from our collaboration partner, Elan, to third-party customers in the U.S. for the three months ended March 31, 2013 totaled $257.4 million, compared to $201.0 million in the prior year comparative period.
For the three months ended March 31, 2013, compared to the same period in 2012, rest of world TYSABRI revenues was essentially even as a result of the timing of shipments in Brazil, a tender market, which we expect to normalize over the year, pricing reductions from austerity measures enacted in some countries, offset by an increase in demand primarily in Europe. Increased demand resulted in increases of approximately 5% in rest of world TYSABRI unit sales volume for the three months ended March 31, 2013, over the prior year comparative period. The change in rest of world TYSABRI revenues for the three months ended March 31, 2013, compared to the same period in 2012, also reflects a decrease in gains recognized in relation to the settlement of certain cash flow hedge instruments under our foreign currency hedging program, as well as the negative impacts of foreign currency exchange rates.
Gains recognized in relation to the settlement of certain cash flow hedge instruments under our foreign currency hedging program totaled $0.3 million and $1.5 million, respectively, for the three months ended March 31, 2013, compared to the same period in 2012.
In the fourth quarter of 2011, Biogen Idec SRL received a notice from the Italian National Medicines Agency (AIFA) stating that sales of TYSABRI for the period from February 2009 through February 2011 exceeded by EUR30.7 million a reimbursement limit established pursuant to a Price Determination Resolution (Price Resolution) granted by AIFA in February 2007. In December 2011, we filed an appeal against AIFA in administrative court seeking a ruling that the reimbursement limit does not apply and that the position of AIFA is unenforceable. In November 2012, we were notified that the Price Resolution would not automatically renew pending resolution of the dispute. For the period from October 2011 to February 2013, we deferred a significant portion of our revenues on sales of TYSABRI in Italy.
In February 2013, the reimbursement limit established pursuant to the Price Resolution expired. Through court proceedings in 2012, we have secured our rights to ensure that negotiations occur to re-establish final fixed pricing. During the period of negotiation to establish a new reimbursement limit with AIFA, we have continued to defer a significant portion of our revenues on sales of TYSABRI in Italy. Since being notified that AIFA believes a reimbursement limit is in effect, we have deferred an aggregate of $90.4 million, of which $13.9 million was deferred during the three month ended March 31, 2013. For additional information, please read Note 20, Litigation to our condensed consolidated financial statements included within this report.

We expect TYSABRI to continue facing increased competition in the MS marketplace in both the U.S. and rest of world. We and a number of other companies are working to develop or have commercialized additional treatments for MS, including oral and other alternative formulations that may compete with TYSABRI. The commercialization of certain of our own products, such as TECFIDERA, also may negatively impact future sales of TYSABRI. Increased competition may also lead to reduced unit sales of TYSABRI, as well as increasing price pressure. In addition, safety warnings included in the TYSABRI label, such as the risk of progressive multifocal leukoencephalopathy (PML), and any future safety-related label changes, may limit the growth of TYSABRI unit sales. We continue to research and develop protocols and therapies that may reduce risk and improve outcomes of PML in patients. Our efforts to stratify patients into lower or higher risk for developing PML, including through the JCV antibody assay, and other on-going or future clinical trials involving TYSABRI may have a negative impact on prescribing behavior, which may result in decreased product revenues from sales of TYSABRI.
Other Product Revenues
Other product revenues are summarized as follows:

	For the Three Months Ended March 31,
(In millions, except percentages)	2013	2012	Change %
FAMPYRA	$23.2	$15.0	54.7%
FUMADERM	14.3	13.3	7.5%
Total other product revenues	$37.5	$28.3	32.5%
We have a license from Acorda to develop and commercialize FAMPYRA in all markets outside the U.S. For information about our relationship with Acorda, please read Note 21, Collaborative and Other Relationships to our consolidated financial statements included within our 2012 Form 10-K.
For the three months ended March 31, 2013, compared to the same period in 2012, the increase in FAMPYRA revenue was due to the recognition of deferred revenue and increased demand, partially offset by pricing reductions resulting from austerity measures enacted in some countries. FAMPYRA revenues for the three months ended March 31, 2013 includes the recognition of revenues previously deferred in Germany as a result of finalizing the contract that included the final negotiated fixed price, which was higher than the lowest point of the initial range cited by the German pricing authority.
Unconsolidated Joint Business Revenues
We collaborate with Genentech on the development and commercialization of RITUXAN. For additional information related to this collaboration including information regarding the pre-tax co-promotion profit sharing formula for RITUXAN and its impact on future unconsolidated joint business revenues, please read Note 21, Collaborative and Other Relationships to our consolidated financial statements included within our 2012 Form 10-K.
Revenues from unconsolidated joint business are summarized as follows:

	For the Three Months Ended March 31,
(In millions, except percentages)	2013	2012	Change %
Biogen Idec’s share of co-promotion profits in the U.S.	$281.3	$257.8	9.1%
Reimbursement of selling and development expenses in the U.S.	0.5	0.3	66.7%
Revenue on sales of RITUXAN in the rest of world	(17.2)	26.5	(164.9)%
Total unconsolidated joint business revenues	$264.6	$284.6	(7.0)%
For the three months ended March 31, 2013, compared to the same period in 2012, our share of RITUXAN revenues from unconsolidated joint business reflects a charge for damages and interest awarded to Hoechst in Genentech's arbitration with Hoechst. As disclosed in Note 20, Litigation to our condensed consolidated financial statements included within this report, Genentech and Hoechst have been arbitrating Hoechst's claims under a license agreement between Hoechst's predecessor and Genentech that was terminated in October 2008. The license agreement provided for royalty payments of 0.5% on net sales of certain products defined by the agreement.
Although we are not a party to the arbitration, we expect the damages to be a cost charged to our collaboration with Genentech. Accordingly, we have reduced our share of RITUXAN revenue from unconsolidated joint business by approximately $41.5 million in the first quarter of 2013. Revenue on sales of RITUXAN in the rest of world was reduced by $37.6 million and co-promotion profits in the U.S. by $3.9 million.

Biogen Idec’s Share of Co-Promotion Profits in the U.S.
The following table provides a summary of amounts comprising our share of pre-tax co-promotion profits in the U.S.:

	For the Three Months Ended March 31,
(In millions, except percentages)	2013	2012	Change %
Product revenues, net	$864.5	$792.2	9.1%
Costs and expenses	148.6	136.5	8.9%
Pre-tax co-promotion profits in the U.S.	715.9	655.7	9.2%
Biogen Idec's share of pre-tax co-promotion profits in the U.S.	$281.3	$257.8	9.1%
For the three months ended March 31, 2013, compared to the same period in 2012, the increase in U.S. RITUXAN product revenues was primarily due to price increases and an increase in commercial demand. Increased commercial demand was approximately 4% in U.S. RITUXAN unit sales volume for the three months ended March 31, 2013, over the prior year comparative period.
Total collaboration cost and expenses for the three months ended March 31, 2013, compared to the same period in 2012, increased primarily as a result of a $3.9 million charge for damages and interest awarded to Hoechst, as discussed above.
For the three months ended March 31, 2013 and 2012, we have increased our share of co-promotion profits in the U.S. by approximately $4.5 million and $3.4 million, respectively, to reflect our interpretation of a proposed rule within the 2010 healthcare reform legislation related to changes in the exclusion of orphan drugs under Section 340B of the Public Health Services Act. The cumulative amount of these adjustments is $30.8 million, which is reflected as an amount due from Genentech in our condensed consolidated balance sheets and may be subject to adjustment when a final rule on the provisions of 340B is issued.
Under our collaboration agreement, our current pre-tax co-promotion profit-sharing formula, which resets annually, provides for a 40% share of pre-tax co-promotion profits if co-promotion operating profits exceed $50.0 million. The 40% threshold was met during the first quarter of 2013 and 2012.
Revenue on Sales of RITUXAN in the Rest of the World
Revenue on sales of RITUXAN in the rest of world consists of our share of pre-tax co-promotion profits in Canada and royalty revenue on sales of RITUXAN outside the U.S. and Canada. For the three months ended March 31, 2013 compared to the same period in 2012, revenue on sales of RITUXAN in the rest of world decreased as a result of a $37.6 million charge for damages and interest awarded to Hoechst, as discussed above, as well as the expirations of royalties on a country-by-country basis.
The royalty period for sales in the rest of world with respect to all products is 11 years from the first commercial sale of such product on a country-by-country basis. The royalty periods for substantially all of the remaining royalty-bearing sales of RITUXAN in the rest of world markets expired during 2012.
Other Revenues
Other revenues are summarized as follows:

	For the Three Months Ended March 31,
(In millions, except percentages)	2013	2012	Change %
Royalty revenues	$32.8	$28.8	13.9%
Corporate partner revenues	21.9	3.2	584.4%
Total other revenues	$54.7	$32.0	70.9%

Royalty Revenues
We receive royalties from net sales on products related to patents that we licensed. Our most significant source of royalty revenue is derived from net worldwide sales of ANGIOMAX, which is licensed to The Medicines Company (TMC). Royalty revenues from the net worldwide sales of ANGIOMAX are recognized in an amount equal to the level of net sales achieved during a calendar year multiplied by the royalty rate in effect for that tier under our agreement with TMC. The royalty rate increases based upon which tier of total net sales are earned in any calendar year. During 2012, we amended our agreement with TMC for the period from January 1, 2013 to December 15, 2014 to increase the royalty rate in effect for all tiers. For the three months ended March 31, 2013, compared to the same period in 2012, the increase in royalty revenues is primarily related to the increase in the royalty rate as well as an increase in the net worldwide sales of ANGIOMAX.
For additional information on our U.S. patent that covers ANGIOMAX, please read the subsection entitled “Other Revenues – Royalty Revenues” of the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included within our 2012 Form 10-K.
Corporate Partner Revenues
Our corporate partner revenues include amounts earned upon delivery of product under contract manufacturing agreements, revenues related to our arrangement with Samsung Bioepis and supply agreement revenues covering products previously included within our product line that we have sold or exclusively licensed to third parties.
For the three months ended March 31, 2013, compared to the same period in 2012, the increase in corporate partner revenues was primarily due to increased revenue from our biosimilar arrangements and an amendment to our Zevalin supply agreement, which resulted in the delivery of our remaining Zevalin inventory and the recognition of a previously deferred amount. Zevalin is a program we sold in 2007 but have continued to manufacture. As part of the amendment, we have committed to one additional Zevalin manufacturing campaign.
For additional information on our relationship with Eisai, please read Note 10, Property, Plant and Equipment to our condensed consolidated financial statements included within this report.
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
Reserves for discounts, contractual adjustments and returns that reduced gross product revenues are summarized as follows:

	For the Three Months Ended March 31,
(In millions, except percentages)	2013	2012	Change %
Discounts	$34.8	$25.7	35.4%
Contractual adjustments	140.4	106.3	32.1%
Returns	3.9	11.0	(64.5)%
Total allowances	$179.1	$143.0	25.2%
Gross product revenues	$1,274.9	$1,118.4	14.0%
Percent of gross product revenues	14.0%	12.8%
Discount reserves include trade term discounts and wholesaler incentives. For the three months ended March 31, 2013 compared to the same period in 2012, the increase in discount reserves was primarily driven by trade term and volume discounts.

Contractual adjustment reserves relate to Medicaid and managed care rebates, VA, PHS discounts and other government rebates or applicable allowances. For the three months ended March 31, 2013, compared to the same period in 2012, the increase in contractual adjustments was primarily due to an increase in U.S. governmental rebates and allowances as a result of price increases and AVONEX volume increases year-over-year.
Product return reserves are established for returns made by wholesalers. In accordance with contractual terms, wholesalers are permitted to return product for reasons such as damaged or expired product. The majority of wholesaler returns are due to product expiration. Reserves for product returns are recorded in the period the related revenue is recognized, resulting in a reduction to product sales. For the three months ended March 31, 2013 compared to the same period in 2012, return reserves decreased primarily due to returns associated with a voluntary withdrawal of a limited amount of AVONEX product in the first quarter of 2012 that demonstrated a trend in oxidation that may have led to expiry earlier than stated on its label.
Commencing in the second quarter of 2013, as a result of our acquisition of TYSABRI rights from Elan, we will begin recognizing reserves for discounts and allowances for U.S. TYSABRI revenue. Prior periods includes reserves for discounts and allowances for rest of world TYSABRI revenue. For additional information related to this transaction, please read Note 2, Subsequent Events to our condensed consolidated financial statements included within this report.
Cost and Expenses
A summary of total cost and expenses is as follows:

	For the Three Months Ended March 31,
(In millions, except percentages)	2013	2012	Change %
Cost of sales, excluding amortization of acquired intangible assets	$133.7	$133.2	0.4%
Research and development	284.3	356.0	(20.1)%
Selling, general and administrative	352.6	300.1	17.5%
Collaboration profit sharing	85.4	85.9	(0.6)%
Amortization of acquired intangible assets	51.3	46.0	11.6%
Fair value adjustment of contingent consideration	2.3	1.3	81.0%
Restructuring charge	—	0.3	(100.0)%
Total cost and expenses	$909.6	$922.6	(1.4)%
Cost of Sales, Excluding Amortization of Acquired Intangible Assets (Cost of Sales)

	For the Three Months Ended March 31,
(In millions, except percentages)	2013	2012	Change %
Cost of sales	$133.7	$133.2	0.4%
For the three months ended March 31, 2013, compared to the same period in 2012, cost of sales was essentially even as higher unit sales volume was partially offset by lower production costs and a decrease in amounts written down related to excess, obsolete, unmarketable or other inventory.
Inventory amounts written down related to excess, obsolete, unmarketable, or other are charged to cost of sales, and totaled $3.8 million and $9.4 million for the three months ended March 31, 2013 and 2012, respectively. The decrease over the prior year comparative period was primarily the result of a $5.4 million charge recognized during the three months ended March 31, 2012 related to a limited amount of unsold AVONEX product that we determined would not be sold as it had demonstrated a trend in oxidation that may have led to expiry of the product earlier than stated on its label.
Upon the closing of our acquisition of TYSABRI rights from Elan on April 2, 2013, we will continue to share TYSABRI profits with Elan equally until April 30, 2013. Commencing May 1, 2013, we will make future contingent payments to Elan based on worldwide net sales of TYSABRI. These payments will be recognized as cost of sales within our condensed consolidated statements of income. For additional information related to this transaction, please read Note 2, Subsequent Events to our condensed consolidated financial statements included within this report.

Research and Development

	For the Three Months Ended March 31,
(In millions, except percentages)	2013	2012	Change %
Marketed products	$43.7	$30.7	42.3%
Late stage programs	71.7	126.5	(43.3)%
Early stage programs	25.6	19.9	28.6%
Research and discovery	23.4	23.9	(2.1)%
Other research and development costs	119.4	125.6	(4.9)%
Milestone and upfront payments	0.5	29.4	(98.3)%
Total research and development	$284.3	$356.0	(20.1)%
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
For the three months ended March 31, 2013, compared to the same period in 2012, the decrease in research and development expense was primarily related to costs incurred in connection with our late stage programs and a decrease in upfront and milestone payments partially offset by costs incurred in connection with our marketed products and early stage programs. The decrease in spending associated with our late stage product candidates was driven by the discontinuation of dexpramipexole, decreased clinical trial activity associated with our Factor VIII and Factor IX product candidates as these clinical trials concluded in 2012 and the approval of TECFIDERA in the U.S. during the quarter. Costs incurred in connection with TECFIDERA during the three months ended March 31, 2013 are included in marketed products above. In addition, research and development expense for the three months ended March 31, 2012 included a $29.0 million upfront payment made to Isis Pharmaceuticals, Inc. (Isis) in January 2012 upon entering into an agreement for the development of Isis’ antisense investigational drug ISIS-SMNRx for the treatment of spinal muscular atrophy (SMA).
Research and development expense related to our early stage programs increased over the prior year comparative period primarily due to costs incurred in the advancement of our Anti-LINGO program in multiple sclerosis, our BIIB037 program for Alzheimer’s disease, our Neublastin program for neuropathic pain, and an increase in spending incurred in connection with our development of STX-100 for the treatment of idiopathic pulmonary fibrosis.
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
Selling, General and Administrative

	For the Three Months Ended March 31,
(In millions, except percentages)	2013	2012	Change %
Selling, general and administrative	$352.6	$300.1	17.5%
For the three months ended March 31, 2013, compared to the same period in 2012, the increase in selling, general and administrative expense was primarily driven by costs associated with developing commercial capabilities in preparation for the product launch of TECFIDERA and the potential product launches of Factor VIII and Factor IX and an increase in sales and marketing activities in support of AVONEX and TYSABRI. The successful commercialization of potential new products require significant investments. The increase in selling, general and administrative expense was offset by a decrease in grant and sponsorships activity and the positive impact of foreign currency exchange rates.

We remain focused on preparing for multiple potential product launches in the coming years. As discussed above, we continue to invest in the development of commercial capabilities in support of our TECFIDERA program, which was recently approved and is in the early stages of commercial launch. We also have begun to make investments in the development of commercial capabilities for our hemophilia franchise.
Collaboration Profit Sharing

	For the Three Months Ended March 31,
(In millions, except percentages)	2013	2012	Change %
Collaboration profit sharing	$85.4	$85.9	(0.6)%
Collaboration profit sharing includes the portion of rest of world net operating profits to be shared with Elan under the terms of our collaboration agreement for the development, manufacture and commercialization of TYSABRI. The amount also includes the reimbursement for our portion of third-party royalties paid by Elan on behalf of the collaboration relating to rest of world sales. For the three months ended March 31, 2013 and 2012, our collaboration profit sharing expense included $14.4 million, respectively, related to the reimbursement of third-party royalty payments made by Elan, which start to expire in 2013. For additional information about this collaboration, please read Note 21, Collaborative and Other Relationships to our consolidated financial statements included within our 2012 Form 10-K.
Upon the closing of our acquisition of TYSABRI rights from Elan on April 2, 2013, the collaboration agreement was terminated and we will no longer record collaboration profit sharing. For additional information related to this transaction, please read Note 2, Subsequent Events to our condensed consolidated financial statements included within this report.
Amortization of Acquired Intangible Assets

	For the Three Months Ended March 31,
(In millions, except percentages)	2013	2012	Change %
Amortization of acquired intangible assets	$51.3	$46.0	11.6%
For the three months ended March 31, 2013, compared to the same period in 2012, the change in amortization of acquired intangible assets is primarily driven by the amount of amortization recorded in relation to our AVONEX core technology asset.
AVONEX Core Technology Asset
We amortize the intangible asset related to the core technology of our AVONEX product using the economic consumption method based on revenue generated from our AVONEX product. An analysis of the anticipated lifetime revenues of AVONEX is performed annually during our long range planning cycle which is completed in the third quarter of each year, and this analysis serves as the basis for the calculation of our economic consumption model.
Our most recent long range planning cycle was completed in the third quarter of 2012, which reflected a small decrease in the expected lifetime revenue of AVONEX. The increase in amortization recorded for the first quarter of 2013 was primarily due to increased AVONEX revenues recognized during the three months ended March 31, 2013, compared to the same period in 2012.
We monitor events and expectations regarding product performance. If there are any indications that the assumptions underlying our most recent analysis would be different than those utilized within our current estimates, our analysis would be updated and may result in a significant change in the anticipated lifetime revenue of AVONEX determined during our most recent annual review.
TYSABRI Patent Rights
In connection with our acquisition of TYSABRI rights from Elan on April 2, 2013, the $3.25 billion upfront payment we made to Elan will be capitalized as an intangible asset commencing in the second quarter of 2013 and will be amortized over the asset estimated useful life using an economic consumption method. For a more detailed description of this transaction, please read Note 2, Subsequent Events to our condensed consolidated financial statements included within this report.

Fair Value Adjustment of Contingent Consideration

	For the Three Months Ended March 31,
(In millions, except percentages)	2013	2012	Change %
Fair value adjustment of contingent consideration	$2.3	$1.3	81.0%
The consideration for certain of our acquisitions includes future payments that are contingent upon the occurrence of a particular factor or factors. For acquisitions completed after January 1, 2009, we record a contingent consideration obligation for such contingent consideration payments at its fair value on the acquisition date. We revalue our acquisition-related contingent consideration obligations each reporting period. Changes in the fair value of our contingent consideration obligations, other than changes due to payments, are recognized as a fair value adjustment of contingent consideration within our condensed consolidated statements of income. The increase in expense was primarily due to the higher contingent consideration balance from our acquisition of Stromedix, which closed in March 2012, and changes in the discount rate, a key component which is based on current interest rates.
Restructuring Charge

	For the Three Months Ended March 31,
(In millions, except percentages)	2013	2012	Change %
Restructuring charge	$—	$0.3	(100.0)%
As of March 31, 2013, all restructuring charges related to our 2010 initiative have been incurred and paid. We no longer have a restructuring liability associated with these initiatives.
Gain on Sale of Rights

	For the Three Months Ended March 31,
(In millions, except percentages)	2013	2012	Change %
Gain on sale of rights	$5.1	$—	**
During the third quarter of 2012, we sold all of our rights, including rights to royalties, related to BENLYSTA (belimumab) to a DRI Capital managed fund (DRI). We were entitled to these rights pursuant to a license agreement with Human Genome Sciences, Inc. and GlaxoSmithKline plc (collectively the "Licensees"). Under the terms of the BENLYSTA sale agreement, we will receive payments equal to a multiple of royalties payable by the Licensees for the period covering October 2011 to September 2014 and a one-time contingency payment that could be paid to us if the cumulative royalties over the full royalty term exceed an agreed amount.
The payments received during the first quarter of 2013 covered the royalty period from October 1, 2012 to December 31, 2012. The remaining payments, which are contingent upon BENLYSTA sales over the period ending September 2014, will be recognized as the payments become due. For additional information related to this transaction, please read Note 4, Gain on Sale of Rights to our consolidated financial statements included within our 2012 Form 10-K.
Other Income (Expense), Net

	For the Three Months Ended March 31,
(In millions, except percentages)	2013	2012	Change %
Other income (expense), net	$(14.5)	$15.1	(195.5)%
For the three months ended March 31, 2013, compared to the same period in 2012, the decrease in other income (expense), net was due to higher interest expense as we no longer capitalize interest related to the construction of our Hillerød facility, lower net gains on sale of strategic investments and higher non-income based taxes offset by higher gains on sale of marketable debt securities. Other income (expense), net for the three months ended March 31, 2012 included a gain of $9.0 million recognized upon our acquisition of Stromedix in March 2012, which was based on the value derived from the purchase price of our equity interest held in Stromedix prior to the acquisition.

Income Tax Provision

	For the Three Months Ended March 31,
(In millions, except percentages)	2013	2012	Change %
Effective tax rate on pre-tax income	13.2%	21.4%	(38.3)%
Income tax expense	$65.5	$82.1	(20.3)%
Our effective tax rate fluctuates from year to year due to the global nature of our operations. The factors that most significantly impact our effective tax rate include variability in the allocation of our taxable earnings among multiple jurisdictions, changes in tax laws, the amount and characterization of our research and development expenses, acquisitions, and licensing transactions.
For the three months ended March 31, 2013, the reduction in our income tax rate compared to the same period in 2012 was primarily the result of a change in our uncertain tax position related to our U.S. federal manufacturing deduction, described below, lower intercompany royalties owed by a foreign wholly owned subsidiary of ours to a U.S. wholly owned subsidiary on the international sales of one of our products and the reinstatement of the federal research and development credit. These favorable items were partially offset by lower orphan drug credits due to reduced expenditures in eligible clinical trials.
During the three months ended March 31, 2013, we received updated technical guidance from the IRS concerning our current and prior year filings and calculation of our U.S. federal manufacturing deduction related to our unconsolidated joint business. Based on this guidance we reevaluated the level of our unrecognized benefits, related to uncertain tax positions, and recorded a $33.0 million benefit, which is net of ancillary federal and state tax effects. This benefit is for a previously unrecognized position and relates to years 2005 through 2012 and is net of a $10.0 million expense for non-income based state taxes, which is recorded in other income (expense) within our condensed consolidated statements of income.
For more information on the manufacturing deduction applied this quarter and a detailed income tax rate reconciliation for the three months ended March 31, 2013 and 2012, please read Note 16, Income Taxes to our condensed consolidated financial statements included within this report.
Equity in Loss of Investee, Net of Tax

	For the Three Months Ended March 31,
(In millions, except percentages)	2013	2012	Change %
Equity in loss of investee, net of tax	$3.8	$—	**
In February 2012, we finalized an agreement with Samsung BioLogics that established an entity, Samsung Bioepis, to develop, manufacture and market biosimilar pharmaceuticals. We account for this investment under the equity method of accounting. We recognize our share of the results of operations related to our investment in Samsung Bioepis one quarter in arrears. For additional information related to this transaction, please read Note 19, Collaborative and Other Relationships to our condensed consolidated financial statements included within this report.
Noncontrolling Interests

	For the Three Months Ended March 31,
(In millions, except percentages)	2013	2012	Change %
Net loss attributable to noncontrolling interests, net of tax	$—	$(0.3)	(100.0)%
For the three months ended March 31, 2013 and 2012, net loss attributable to noncontrolling interests, net of tax, consisted of the current results allocated to the third party equity interests for consolidated entities where we own or are exposed to less than 100% of the economics.

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
Pricing Pressure
Governments in a number of international markets in which we operate, including Germany, France, Italy, the United Kingdom, Portugal and Spain, have announced or implemented measures aimed at reducing healthcare costs to constrain the overall level of government expenditures. These implemented measures vary by country and include, among other things, mandatory rebates and discounts, price reductions and suspensions on pricing increases on pharmaceuticals. Certain implemented measures negatively impacted our revenues in 2012 and have continued to do so during the three months ended March 31, 2013. We expect to see continued efforts to achieve additional reductions in public expenditures and consequently expect that our revenues and results of operations will be further negatively impacted if these, similar or more extensive measures are, or continue to be, implemented in these and other countries in which we operate. Based upon our most recent estimates, we expect that such measures will reduce our revenues in 2013 by approximately $45.0 to $60.0 million.
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
During the first quarter of 2013, U.S. Congress began implementing sequestration as a means of reducing government expenditures.  These reductions included a 2% reduction in Medicare reimbursements rates to providers, such as physicians, hospitals and drug plans.  These cuts, which reduce payments to health care providers for Part B drugs, could affect decisions regarding prescribing patterns or site of care, which could adversely impact sales of our products.  In addition, Part D plans managing outpatient prescription drugs that are receiving less reimbursement from the government could seek further discounts from manufacturers, which could adversely affect our sales. In addition to sequestration, additional proposals that have been raised to address government finances include changes to the Medicare program, such as increases to Part D rebates or co-payments or reductions in premium subsidies, increases to the pharmaceutical fee, changes to the coverage gap and reductions in physician payments for Part B drugs.  If enacted, these changes to current policy, together with continuing federal budget cuts, could result in increased pricing pressure and reduced reimbursement for our products, which we currently estimate at approximately 2% of estimated 2013 revenues.

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
Although our contractual payment terms have not changed, over the past two years we noted greater volatility in the amount and timing of collections of accounts receivable balances in certain countries. In countries where we have experienced a pattern of extended payments and we expect to collect receivables greater than one year from the time of sale, we have discounted our receivables and reduced related revenues over the period of time that we estimate those amounts will be paid using the country’s market-based borrowing rate for such period. The related receivables are classified at the time of sale as long-term assets.
Within the European Union, our accounts receivable in Spain, Italy and Portugal continue to be subject to significant payment delays due to government funding and reimbursement practices. Uncertain credit and economic conditions have generally led to a lengthening of time to collect our accounts receivable in these countries, although these countries have introduced programs to pay down significantly overdue payables. Specifically during the third quarter of 2012, Portugal enacted legislation to limit their total expenditure on total pharmaceutical products. In recognizing revenue in Portugal, we have estimated the effect of these caps in determining our price. Our net accounts receivable balances from product sales in Italy, Portugal and Spain totaled $216.8 million and $207.5 million as of March 31, 2013 and December 31, 2012, respectively, of which $15.6 million and $17.6 million were classified as non-current and included within investments and other assets within our condensed consolidated balance sheets as of those dates. Approximately $15.6 million and $11.8 million of the aggregated balances for these three countries were overdue more than one year as of March 31, 2013 and December 31, 2012, respectively.
We believe that our allowance for doubtful accounts was adequate as of March 31, 2013 and December 31, 2012, respectively. However, if significant changes occur in the availability of government funding or the reimbursement practices of these or other governments, we may not be able to collect on amounts due to us from customers in such countries and our results of operations could be adversely affected.
Financial Condition and Liquidity
Our financial condition is summarized as follows:

(In millions, except percentages)	As of March 31, 2013	As of December 31, 2012	Change %
Financial assets:
Cash and cash equivalents	$663.3	$570.7	16.2%
Reverse repurchase agreements	2,968.0	—	**
Marketable securities — current	—	1,135.0	(100.0)%
Marketable securities — non-current	—	2,036.7	(100.0)%
Total cash, cash equivalents, reverse repurchase agreements and marketable securities	$3,631.3	$3,742.4	(3.0)%
Borrowings:
Current portion of notes payable and line of credit	$203.3	$453.4	(55.2)%
Notes payable and other financing arrangements	711.8	687.4	3.6%
Total borrowings	$915.1	$1,140.8	(19.8)%
Working Capital:
Current assets	$5,328.8	$3,244.3	64.3%
Current liabilities	(1,281.7)	(1,657.4)	(22.7)%
Total working capital	$4,047.1	$1,586.9	155.0%

For the three months ended March 31, 2013, certain significant cash flows were as follows:

•	net sales of securities of $3,168.8 million offset by the purchase of a reverse repurchase agreement of $2,968.0 million in anticipation of our acquisition of TYSABRI rights from Elan;

•	$200.0 million in proceeds from borrowings under our credit facility;

•	$450.0 million used for the repayment of the aggregate principal amount of our 6.0% Senior Notes;

•	$72.2 million in total payments for income taxes;

•	$41.0 million used for share repurchases; and

•	$33.3 million used for purchases of property, plant and equipment.
For the three months ended March 31, 2012, certain significant cash flows were as follows:

•	$463.2 million used for share repurchases;

•	$72.4 million of net cash paid for the acquisition of Stromedix, Inc.;

•	$54.6 million used for purchases of property, plant and equipment;

•	$51.3 million in total payments for income taxes; and

•	$29.0 million upfront payment made to Isis, recognized as research and development expense, pursuant to our collaboration agreement dated January 2012.
At March 31, 2013, we had $3.6 billion in cash, cash equivalents and reverse repurchase agreements. On April 2, 2013, we used $3.25 billion of these amounts to fund the upfront payment we made to Elan in connection with our acquisition of TYSABRI rights.
We have historically financed our operating and capital expenditures primarily through cash flows earned through our operations. We expect to continue funding our current and planned operating requirements principally through our cash flows from operations. We believe that subsequent to our TYSABRI asset acquisition our existing funds, when combined with cash generated from operations and our access to additional financing resources, if needed, are sufficient to satisfy our operating, working capital, strategic alliance, milestone payment, capital expenditure and debt service requirements for the foreseeable future. In addition, we may choose to opportunistically return cash to shareholders and pursue other business initiatives, including acquisition and licensing activities. We may, from time to time, also seek additional funding through a combination of new collaborative agreements, strategic alliances and additional equity and debt financings or from other sources should we identify a significant new opportunity.
We consider the unrepatriated cumulative earnings of certain of our foreign subsidiaries to be invested indefinitely outside the U.S. As of March 31, 2013, we intended to utilize substantially all of our cash, cash equivalents and reverse repurchase agreements located outside the U.S. as part of the TYSABRI asset acquisition, and in fact, utilized these cash resources to fund our upfront payment of $3.25 billion to Elan on April 2, 2013. In managing our day-to-day liquidity in the U.S., we do not rely on the unrepatriated earnings as a source of funds and we have not provided for U.S. federal or state income taxes on these undistributed foreign earnings.
For additional information related to certain risks that could negatively impact our financial position or future results of operations, please read the “Risk Factors” and “Quantitative and Qualitative Disclosures About Market Risk” sections of this report.
Share Repurchase Programs
In February 2011, our Board of Directors authorized the repurchase of up to 20.0 million shares of common stock. This authorization does not have an expiration date. During the three months ended March 31, 2013, approximately 0.3 million shares were repurchased at a cost of $41.0 million.
Approximately 5.9 million shares of our common stock remain available for repurchase under the 2011 authorization.
We repurchased approximately 4.0 million shares at a cost of approximately $463.2 million under the 2011 authorization during the three months ended March 31, 2012.

Cash, Cash Equivalents, Reverse Repurchase Agreements and Marketable Securities
Until required for another use in our business, we typically invest our cash reserves in bank deposits, certificates of deposit, reverse repurchase agreements, commercial paper, corporate notes, U.S. and foreign government instruments and other interest bearing marketable debt instruments in accordance with our investment policy. It is our policy to mitigate credit risk in our cash reserves and marketable securities by maintaining a well-diversified portfolio that limits the amount of exposure as to institution, maturity, and investment type. We also limit our exposure to European sovereign debt securities and maintain no holdings with respect to certain euro-zone states, such as Portugal, Italy and Spain. The value of our investments, however, may be adversely affected by increases in interest rates, downgrades in the credit rating of the corporate bonds included in our portfolio, instability in the global financial markets that reduces the liquidity of securities included in our portfolio, and by other factors which may result in declines in the value of the investments. Each of these events may cause us to record charges to reduce the carrying value of our investment portfolio if the declines are other-than-temporary or sell investments for less than our acquisition cost which could adversely impact our financial position and our overall liquidity.
The increase in cash, cash equivalents and reverse repurchase agreements from December 31, 2012 is primarily due to net proceeds from sales of marketable securities, net cash flows provided by operating activities and proceeds from borrowings under our credit facility partially offset by the repayment of the aggregate principal amount of our 6.0% Senior Notes and purchases of property, plant and equipment.
Borrowings
In March 2013, we entered into a $750.0 million senior unsecured revolving credit facility, which we may choose to use for future working capital and general corporate purposes. The terms of this revolving credit facility include a financial covenant that require us to not exceed a maximum debt to EBITDA ratio. This facility terminates in March 2014. As of March 31, 2013, we had outstanding borrowings of $200.0 million and were in full compliance with all covenants. The weighted average interest rate on outstanding borrowings as of March 31, 2013 was 1.5%.
On March 1, 2013, we repaid the $450.0 million aggregate principal amount of our 6.0% Senior Notes.
We have $550.0 million aggregate principal amount of 6.875% Senior Notes due March 1, 2018 that were originally priced at 99.184% of par. The discount is amortized as additional interest expense over the period from issuance through maturity.
In connection with our 2006 distribution agreement with Fumedica, we issued notes totaling 61.4 million Swiss Francs which were payable to Fumedica in varying amounts from June 2008 through June 2018. Our remaining note payable to Fumedica had a present value of 16.6 million Swiss Francs ($17.5 million) and 16.4 million Swiss Francs ($17.9 million) as of March 31, 2013 and December 31, 2012, respectively.
For a summary of the fair and carrying values of our outstanding borrowings as of March 31, 2013 and December 31, 2012, please read Note 7, Fair Value Measurements to our condensed consolidated financial statements included within this report.
Working Capital
We define working capital as current assets less current liabilities. The increase in working capital from December 31, 2012 reflects an increase in total current assets of $2,084.5 million and a decrease in total current liabilities of $375.7 million. The increase in total current assets was primarily driven by the sale of non-current marketable debt securities in anticipation of our acquisition of TYSABRI rights from Elan and an increase in inventory and accounts receivable. The decrease in total current liabilities primarily resulted from the repayment of our 6.0% Senior Notes on March 1, 2013.
Cash Flows
The following table summarizes our cash flow activity:

	For the Three Months Ended March 31,
(In millions, except percentages)	2013	2012	% Change
Net cash flows provided by operating activities	$178.9	$194.6	(8.1)%
Net cash flows provided by investing activities	$155.9	$0.6	**
Net cash flows used in financing activities	$(238.4)	$(416.3)	(42.7)%

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
For the three months ended March 31, 2013, compared to the same period in 2012, the decrease in cash provided by operating activities was driven by a decrease in deferred income taxes and accrued balances and an increase in inventory and accounts receivable balances, offset by an increase in net income primarily resulting from increased product revenue.
Investing Activities
For the three months ended March 31, 2013, compared to the same period in 2012, the increase in net cash flows provided by investing activities is primarily due to an increase in the net proceeds received from sales of marketable securities in anticipation of our acquisition of TYSABRI rights from Elan.
Financing Activities
For the three months ended March 31, 2013, compared to the same period in 2012, the decrease in net cash flows used in financing activities is due primarily to an increase in proceeds from borrowings under our credit facility as well as a decrease in the amounts of our common stock we repurchased offset by the repayment of the aggregate principal amount of our 6.0% Senior Notes.
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
In March 2013, we entered into a $750.0 million senior unsecured revolving credit facility, which we may choose to use for future working capital and general corporate purposes. The terms of this revolving credit facility include a financial covenant that require us to not exceed a maximum debt to EBITDA ratio. This facility terminates in March 2014. As of March 31, 2013, we had outstanding borrowings of $200.0 million and were in full compliance with all covenants. The weighted average interest rate on outstanding borrowings as of March 31, 2013 was 1.5%.
On March 1, 2013, we repaid the $450.0 million aggregate principal amount of our 6.0% Senior Notes.
On April 2, 2013, we acquired full ownership and strategic, commercial and decision-making rights of TYSABRI from Elan. Under the terms of the agreement, we made an upfront payment of $3.25 billion to Elan.
There have been no other significant changes in our contractual obligations since December 31, 2012.
Tax Related Obligations
We exclude liabilities pertaining to uncertain tax positions from our summary of contractual obligations as we cannot make a reliable estimate of the period of cash settlement with the respective taxing authorities. As of March 31, 2013, we have approximately $34.0 million of liabilities associated with uncertain tax positions.

Other Funding Commitments
As of March 31, 2013, our cash contributions to Samsung Bioepis totaled 43.0 billion South Korean won (approximately $38.6 million). We are obligated to fund an additional 6.5 billion South Korean won (approximately $5.8 million), which is due within the next year. For additional information related to our relationship with Samsung Bioepis, please read Note 19, Collaborative and Other Relationships to our condensed consolidated financial statements included within this report.
As of March 31, 2013, we have funding commitments of up to approximately $10.6 million as part of our investment in biotechnology oriented venture capital funds.
As of March 31, 2013, we have several on-going clinical studies in various clinical trial stages. Our most significant clinical trial expenditures are to clinical research organizations (CROs). The contracts with CROs are generally cancellable, with notice, at our option. We have recorded accrued expenses of approximately $22.8 million on our condensed consolidated balance sheet for expenditures incurred by CROs as of March 31, 2013. We have approximately $438.0 million in cancellable future commitments based on existing CRO contracts as of March 31, 2013.
Contingent Milestone Payments
Based on our development plans as of March 31, 2013, we have committed to make potential future milestone payments to third parties of up to approximately $1.5 billion as part of our various collaborations, including licensing and development programs. Payments under these agreements generally become due and payable only upon achievement of certain development, regulatory or commercial milestones. Because the achievement of these milestones had not occurred as of March 31, 2013, such contingencies have not been recorded in our financial statements.
We anticipate that we may pay approximately $21.9 million of milestone payments during the remainder of 2013, provided various development, regulatory or commercial milestones are achieved. Amounts related to contingent milestone payments are not considered contractual obligations as they are contingent on the successful achievement of certain development, regulatory approval and commercial milestones. These milestones may not be achieved.
Contingent Consideration
In connection with our purchase of the noncontrolling interests in our joint venture investments in Biogen Dompé SRL and Biogen Dompé Switzerland GmbH and our acquisitions of Stromedix, Biogen Idec International Neuroscience GmbH and Biogen Idec Hemophilia Inc., we agreed to make additional payments of up to approximately $1.0 billion based upon the achievement of certain milestone events. These milestones may not be achieved.
As the acquisitions of the noncontrolling interests in our joint venture investments and our acquisitions of Stromedix and Biogen Idec International Neuroscience GmbH occurred after January 1, 2009, we record contingent consideration liabilities at their fair value on the acquisition date and revalue these obligations each reporting period. Payments made in relation to Biogen Idec Hemophilia Inc. will be capitalized as an intangible asset when the related milestones are achieved. For additional information related to these transactions please read Note 2, Acquisitions, to our consolidated financial statements included within our 2012 Form 10-K.
In 2006, we also acquired Fumapharm AG. As part of this acquisition we acquired FUMADERM and TECFIDERA (together, Fumapharm Products). We paid $220.0 million upon closing of the transaction and agreed to pay an additional $15.0 million if a Fumapharm Product is approved for MS in the U.S. or E.U. In the first quarter of 2013, we accrued this $15.0 million contingent payment as TECFIDERA was approved in the U.S. for MS by the FDA. This payment was accounted for as an increase to goodwill within our condensed consolidated balance sheets offset by $1.5 million for a tax deduction. We are also required to make the following additional milestone payments to Fumapharm AG based on the attainment of certain sales levels of Fumapharm Products, less certain costs as defined in the acquisition agreement:

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
On April 2, 2013, we acquired full ownership and strategic, commercial and decision-making rights to TYSABRI from Elan. Commencing May 1, 2013 and for the first twelve months thereafter, we will make future contingent payments to Elan of 12% of worldwide net sales of TYSABRI, and thereafter, 18% on annual worldwide net sales up to $2.0 billion and 25% on annual worldwide net sales that exceed $2.0 billion. In 2014, the $2.0 billion threshold will be pro-rated for the portion of 2014 remaining after the first 12 months expires. Our payments to Elan will be recognized as cost of sales within our condensed consolidated statements of income.
Financing Arrangement
In July 2011, we executed leases for two office buildings currently under construction in Cambridge, Massachusetts with a planned occupancy during the second half of 2013. Construction of these facilities began in late 2011. In accordance with accounting guidance applicable to entities involved with the construction of an asset that will be leased when the construction is completed, we are considered the owner of these properties during the construction period. Accordingly, we record an asset along with a corresponding financing obligation on our condensed consolidated balance sheet for the amount of total project costs incurred related to the construction in progress for these buildings through completion of the construction period. Upon completion of the buildings, we will assess and determine if the assets and corresponding liabilities should be derecognized. As of March 31, 2013 and December 31, 2012, cost incurred by the developer in relation to the construction of these buildings totaled approximately $112.8 million and $86.5 million, respectively.
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
New Accounting Standards
For a discussion of new accounting standards please read Note 23, New Accounting Pronouncements to our condensed consolidated financial statements included within this report.

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
For a discussion of our critical accounting estimates, please read Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2012 Form 10-K.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Our market risks, and the ways we manage them, are summarized in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our 2012 Form 10-K. There have been no material changes in the first three months of 2013 to our market risks or to our management of such risks.

Item 4.	Controls and Procedures
Disclosure Controls and Procedures and Internal Control over Financial Reporting
Controls and Procedures
We have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of March 31, 2013. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that (a) the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (b) such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II — OTHER INFORMATION
Item 1.    Legal Proceedings
Please refer to Note 20, Litigation to our condensed consolidated financial statements included within this report, which is incorporated into this item by reference.
Item 1A.    Risk Factors
We are substantially dependent on revenues from our three principal products.
Our current and future revenues depend upon continued sales of our three principal products, AVONEX, TYSABRI and RITUXAN, which represented substantially all of our total revenues during 2012 and the first quarter of 2013. Although we have developed and continue to develop additional products for commercial introduction, we may be substantially dependent on sales from these products, as well as future sales from our recently launched product TECFIDERA, for many years. Any negative developments relating to any of these products, such as safety or efficacy issues, the introduction or greater acceptance of competing products, including biosimilars, or adverse regulatory or legislative developments, may reduce our revenues and adversely affect our results of operations. We and our competitors are introducing additional multiple sclerosis products in an increasingly crowded market and if they have a similar or more attractive profile in terms of efficacy, convenience or safety, future sales of AVONEX, TYSABRI or TECFIDERA could be adversely affected.
TYSABRI's sales growth is important to our success.
We expect that our revenue growth over the next several years will be dependent in part upon sales of TYSABRI. If we are not successful in growing sales of TYSABRI, our future business plans, revenue growth and results of operations may be adversely affected.
TYSABRI's sales growth is uncertain given the significant restrictions on use and the significant safety warnings in the label, including the risk of developing progressive multifocal leukoencephalopathy (PML), a serious brain infection. The risk of developing PML increases with prior immunosuppressant use, which may cause patients who have previously received immunosuppressants or their physicians to refrain from using or prescribing TYSABRI. The risk of developing PML also increases with longer treatment duration, which may cause prescribing physicians or patients to suspend treatment with TYSABRI. The risk of developing PML also increases with exposure to JC virus, which may be indicated by the presence of anti-JCV antibodies. Patients testing positive for anti-JCV antibodies or their physicians may refrain from using or prescribing TYSABRI. Increased incidences of PML could limit sales growth, prompt regulatory review, require significant changes to the label or result in market withdrawal. Additional regulatory restrictions on the use of TYSABRI or safety-related label changes, including enhanced risk management programs, whether as a result of additional cases of PML, changes to the criteria for confirming PML diagnosis or otherwise, may significantly reduce expected revenues and require significant expense and management time to address the associated legal and regulatory issues. Sales growth of TYSABRI may also be adversely affected by unexpected difficulties or inefficiencies we encounter in managing our TYSABRI operations following the completion of our acquisition of full ownership of TYSABRI from Elan in April 2013. Increased competition, including competition from our own products, could also negatively impact future sales.
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

If we fail to successfully execute on our commercialization efforts for TECFIDERA, our future revenue growth and results of operations may be adversely affected, and our stock price may decline.
In March 2013, the FDA approved TECFIDERA, our new first-line oral treatment for people with relapsing forms of MS. If we are unable to successfully execute on our commercialization plans for TECFIDERA, our future revenue growth and results of operations may be adversely affected, and could cause a decline in our stock price. Factors that may prevent us from successfully commercializing TECFIDERA include:

•	intense competition in the increasingly crowded MS market, including the possibility of future competition from generic versions of TECFIDERA or related prodrug derivatives;

•
our significant reliance on third parties to manufacture TECFIDERA and the risk these third parties may not supply TECFIDERA in a timely and cost-effective manner or in compliance with applicable regulations;

•	our sales and marketing efforts may not result in product revenues that meet the investment community's expectations for TECFIDERA; and

•	the other risks related to commercialization of new products described throughout these “Risk Factors”.
We may be unable to successfully commercialize new product candidates.
We have filed or are preparing to file applications for marketing approval for multiple product candidates. These late-stage product candidates will impact our prospects for additional revenue growth and will require significant pre-launch investments that may not be recovered if they do not receive marketing approval.
Our ability to successfully commercialize a product candidate that receives marketing approval depends on a number of factors, including:

•	the medical community's acceptance of the product;

•	the effectiveness of our sales force and marketing efforts;

•	the size of the patient population and our ability to identify new patients;

•	pricing and the extent of reimbursement from third party payors;

•	the ability to obtain and maintain data or market exclusivity for our products in the relevant indication(s);

•	the availability or introduction of competing treatments that are deemed more effective, safer, more convenient, or less expensive;

•	manufacturing the product in a timely and cost-effective manner; and

•	compliance with complex regulatory requirements.
We have filed an application for marketing approval for TECFIDERA with the European Medicines Agency (EMA). In addition to the risks described above and throughout these “Risk Factors,” other factors that may prevent us from successfully commercializing TECFIDERA, if approved by the EMA, include those factors described above relating to our commercial launch of TECFIDERA in the U.S.
We have filed applications with the FDA, and plan to file applications with the EMA, for marketing approval for our long-lasting blood clotting factor candidates for the treatment of hemophilia. In addition to the risks described above and throughout these “Risk Factors,” other factors that may prevent us from successfully commercializing our long-lasting blood clotting factor candidates, if approved, include:

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

•
filing of our planned marketing authorization applications with the EMA requires the submission of positive pediatric data from our ongoing global pediatric studies with our applications, and there can be no assurance that we will receive such positive data; and

•
several companies are working to develop additional treatments for hemophilia and may obtain marketing approval of their treatments before we do, which could include an application as an orphan drug candidate in the case of the European Union, or may introduce longer-lasting or more efficacious, safer, cheaper or more convenient treatments than our long-lasting blood clotting factor candidates.

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
The biotechnology and pharmaceutical industry is intensely competitive. We compete in the marketing and sale of our products, the development of new products and processes, the acquisition of rights to new products with commercial potential and the hiring and retention of personnel. We compete with biotechnology and pharmaceutical companies that have a greater number of products on the market and in the product pipeline, greater financial and other resources and other technological or competitive advantages. One or more of our competitors may benefit from significantly greater sales and marketing capabilities, may develop products that are accepted more widely than ours and may receive patent protection that dominates, blocks or adversely affects our product development or business. In addition, health care reform legislation enacted in the U.S. in 2010 has created a pathway for the FDA to approve biosimilars, which could compete on price and differentiation with products that we now or could in the future market. The introduction by our competitors of more efficacious, safer, cheaper, or more convenient alternatives to our products could reduce our revenues and the value of our product development efforts.
Adverse safety events can negatively affect our business and stock price.
Adverse safety events involving our marketed products may have a negative impact on our commercialization efforts. Discovery of safety issues with our products could cause product liability events, additional regulatory scrutiny and requirements for additional labeling, withdrawal of products from the market and the imposition of fines or criminal penalties. Any of these actions could result in material write-offs of inventory, material impairments of intangible assets, goodwill and fixed assets, material restructuring charges and other adverse impacts on our results of operations. Regulatory authorities have been moving towards more active and transparent pharmacovigilance and are making greater amounts of stand-alone safety information directly available to the public through periodic safety update reports, patient registries and other reporting requirements. The reporting of adverse safety events involving our products or products similar to ours and public rumors about such events could cause our product sales or stock price to decline or experience periods of volatility.

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
During the first quarter of 2013, U.S. Congress began implementing sequestration as a means of reducing government expenditures.  These reductions included a 2% reduction in Medicare reimbursements rates to providers, such as physicians, hospitals and drug plans.  These cuts, which reduce payments to health care providers for Part B drugs, could affect decisions regarding prescribing patterns or site of care, which could adversely impact sales of our products.  In addition, Part D plans managing outpatient prescription drugs that are receiving less reimbursement from the government could seek further discounts from manufacturers, which could adversely affect our sales. In addition to sequestration, additional proposals that have been raised to address government finances include changes to the Medicare program, such as increases to Part D rebates or co-payments or reductions in premium subsidies, increases to the pharmaceutical fee, changes to the coverage gap and reductions in physician payments for Part B drugs.  If enacted, these changes to current policy, together with continuing federal budget cuts, could result in reduced reimbursement for our products, which could have a material impact on our financial position or results of operations.
In the European Union and some other international markets, the government provides health care at low cost to consumers and regulates pharmaceutical prices, patient eligibility or reimbursement levels to control costs for the government-sponsored health care system. Many countries have announced or implemented measures to reduce health care costs to constrain their overall level of government expenditures. These measures vary by country and may include, among other things, patient access restrictions, suspensions on price increases, prospective and possibly retroactive price reductions and other recoupments and increased mandatory discounts or rebates, recoveries of past price increases, and greater importation of drugs from lower-cost countries to higher-cost countries. These measures have negatively impacted our revenues, and may continue to adversely affect our revenues and results of operations in the future. In addition, certain countries set prices by reference to the prices in other countries where our products are marketed. Thus, our inability to secure adequate prices in a particular country may not only limit the marketing of our products within that country, but may also adversely affect our ability to obtain acceptable prices in other markets. This may create the opportunity for third party cross border trade or influence our decision to sell or not to sell a product, thus adversely affecting our geographic expansion plans and revenues.
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

The European market represents a major part of our business and most of our marketing efforts outside the U.S. are focused on Europe. Thus, the continued uncertainty and deterioration of the credit and economic conditions in Italy, Spain and Portugal, among other members of the European Union, subjects us to credit risk from accounts receivable related to our product sales in these countries, which may have a significant adverse impact on our results of operations. Our accounts receivable in certain European countries, such as Spain, Italy and Portugal, are subject to significant payment delays due to government funding and reimbursement practices. European governments have announced or implemented austerity measures to constrain the overall level of government expenditures, including reforming health care coverage and reducing health care costs. These measures continue to exert pressure on product pricing, have negatively impacted our revenues and results of operations, have delayed reimbursement for our products and may encourage higher levels of third party cross border trade. Continued adverse market and economic conditions in the European market could result in further reimbursement delays, reduce our product sales and revenues, result in additional allowances or significant bad debts, or cause us to recognize revenue in certain countries on a cash basis.
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

•
We rely on third party suppliers and manufacturers for, among other things, RITUXAN manufacturing, the majority of our clinical and commercial requirements for small molecule products (such as TECFIDERA and FAMPYRA) and product candidates, raw materials and supplies for production of FAMPYRA, our fill-finish operations, the majority of our final product storage, and a substantial portion of our packaging operations. In addition, due to the unique manner in which our products are manufactured, we rely on single source providers of several raw materials and manufacturing supplies. These third parties are independent entities subject to their own unique operational and financial risks that are outside of our control. These third parties may not perform their obligations in a timely and cost-effective manner or in compliance with applicable regulations, and they may be unable or unwilling to increase production capacity commensurate with demand for our existing or future products. Finding alternative providers could take a significant amount of time and involve significant expense due to the specialized nature of the services and the need to obtain regulatory approval of any significant changes to our suppliers or manufacturing methods. We cannot be certain that we could reach agreement with alternative providers or that the FDA or other regulatory authorities would approve our use of such alternatives.

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
Our activities, and the activities of our collaborators and third party providers, are subject to extensive government regulation and oversight both in the U.S. and in foreign jurisdictions. The FDA and comparable agencies in other jurisdictions directly regulate many of our most critical business activities, including the conduct of preclinical and clinical studies, product manufacturing, advertising and promotion, product distribution, adverse event reporting and product risk management. Our interactions in the U.S. or abroad with physicians and other health care providers that prescribe or purchase our products are also subject to government regulation designed to prevent fraud and abuse in the sale and use of the products and place greater restrictions on the marketing practices of health care companies. Health care companies are facing heightened scrutiny of their relationships with health care providers from anti-corruption enforcement officials. In addition, pharmaceutical and biotechnology companies have been the target of lawsuits and investigations alleging violations of government regulation, including claims asserting submission of incorrect pricing information, impermissible off-label promotion of pharmaceutical products, payments intended to influence the referral of health care business, submission of false claims for government reimbursement, antitrust violations, or violations related to environmental matters. These risks may be heightened as we continue to expand our global operations and introduce additional products to the market.
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
We have filed numerous patent applications in the U.S. and various other countries seeking protection of the processes, products and other inventions originating from our research and development. Patents have been issued on many of these applications. We have also obtained rights to various patents and patent applications under licenses with third parties, which provide for the payment of royalties by us. The ultimate degree of patent protection that will be afforded to drug and biotechnology products and processes, including ours, in the U.S. and in other important markets remains uncertain and is dependent upon the scope of protection decided upon by the patent offices, courts and lawmakers in these countries. Our patents may not afford us substantial protection or commercial benefit. Similarly, our pending patent applications or patent applications licensed from third parties may not ultimately be granted as patents and we may not prevail if patents that have been issued or licensed to us are challenged in court. In addition, court decisions or patent office regulations that place additional restrictions on patent claim scope or that facilitate patent challenges could also reduce our ability to protect our intellectual property rights. If we cannot prevent others from exploiting our inventions, we will not derive the benefit from them that we currently expect.
Our products may qualify for regulatory data protection, which provides to the holder of a marketing authorization, for a set period of time, the exclusive use of the proprietary pre-clinical and clinical data that it compiled at significant cost and submitted to regulatory authorities to obtain approval of a product. Our products also may qualify for market protection from regulatory authorities, pursuant to which a regulatory authority may not permit for a set period of time, the approval or commercialization of another product containing the same active ingredient(s) as our product. After the set period of time, third parties are then permitted to rely upon our data to obtain approval of their abbreviated applications to market generic drugs and biosimilars. Although the World Trade Organization's agreement on trade-related aspects of intellectual property rights (TRIPS) requires signatory countries to provide regulatory data protection to innovative pharmaceutical products, implementation and enforcement varies widely from country to country and we may not experience the extent or duration of data protection that we expect in each of the markets for our products, which could have an adverse impact on our results of operations.
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
We own or lease real estate primarily consisting of buildings that contain research laboratories, office space, and biologic manufacturing operations. For strategic or other operational reasons, we may decide to further consolidate or co-locate certain aspects of our business operations or dispose of one or more of our properties, some of which may be located in markets that are experiencing high vacancy rates and decreasing property values. If we determine that the fair value of any of our owned properties is lower than their book value we may not realize the full investment in these properties and incur significant impairment charges. If we decide to fully or partially vacate a leased property, as is expected in connection with the relocation of our corporate headquarters from Weston, Massachusetts to Cambridge, Massachusetts, we may incur significant cost, including lease termination fees, rent expense in excess of sublease income and impairment of leasehold improvements. In addition, we may not fully utilize our manufacturing facilities, resulting in idle time at facilities or substantial excess manufacturing capacity, due to reduced expectations of product demand, improved yields on production and other factors. Any of these events may have an adverse impact on our results of operations.
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
Our quarterly revenues, expenses and net income (loss) have fluctuated in the past and are likely to fluctuate significantly in the future due to the risks described in these “Risk Factors” as well as the timing of charges and expenses that we may take. We have recorded, or may be required to record, charges that include:

•	the cost of restructurings;

•	impairments with respect to investments, fixed assets, and in-process research and development and other long-lived assets;

•	inventory write-downs for failed quality specifications, charges for excess or obsolete inventory and charges for inventory write downs relating to product suspensions;

•	bad debt expenses and increased bad debt reserves;

•	outcomes of litigation or other regulatory matters;

•	milestone payments under license and collaboration agreements; and

•	payments in connection with acquisitions and other business development activity.
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

Our portfolio of marketable securities is subject to market, interest and credit risk that may reduce its value.
We maintain a portfolio of marketable securities for investment of our cash. Changes in the value of our portfolio of marketable securities could adversely affect our earnings. In particular, the value of our investments may decline due to increases in interest rates, downgrades of the bonds and other securities included in our portfolio, instability in the global financial markets that reduces the liquidity of securities included in our portfolio, declines in the value of collateral underlying the mortgage and asset-backed securities included in our portfolio, and other factors. Each of these events may cause us to record charges to reduce the carrying value of our investment portfolio or sell investments for less than our acquisition cost. Although we attempt to mitigate these risks by investing in high quality securities and continuously monitoring our portfolio's overall risk profile, the value of our investments may nevertheless decline.
Our business involves environmental risks, which include the cost of compliance and the risk of contamination or injury.
Our business and the business of several of our strategic partners involve the controlled use of hazardous materials, chemicals, biologics and radioactive compounds. Although we believe that our safety procedures for handling and disposing of such materials comply with state and federal standards, there will always be the risk of accidental contamination or injury. If we were to become liable for an accident, or if we were to suffer an extended facility shutdown, we could incur significant costs, damages and penalties that could harm our business. Biologics manufacturing also requires permits from government agencies for water supply and wastewater discharge. If we do not obtain appropriate permits, or permits for sufficient quantities of water and wastewater, we could incur significant costs and limits on our manufacturing volumes that could harm our business.
Provisions in our Genentech collaboration agreement may discourage a third party from attempting to acquire us.
Provisions in our collaboration agreement with Genentech might discourage a takeover attempt that could be viewed as beneficial to shareholders who wish to receive a premium for their shares from a potential bidder. Our collaboration agreement with Genentech allows Genentech to purchase our rights to RITUXAN and certain anti-CD20 products developed under the agreement if we undergo a change of control and certain other conditions are met, which may limit our attractiveness to potential acquirers.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table summarizes our common stock repurchase activity during the first quarter of 2013:

Period	Total Number of Shares Purchased (#)	Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Programs (#)	Maximum Number of Shares That May Yet Be Purchased Under Our Programs (#)
January 2013	285,595	143.64	285,595	5,885,526
February 2013	—	—	—	5,885,526
March 2013	—	—	—	5,885,526
Total	285,595	143.64
On February 11, 2011, we announced that our Board of Directors authorized the repurchase of up to 20.0 million shares of common stock. This authorization does not have an expiration date. As of March 31, 2013, approximately 14.1 million shares of our common stock at a cost of $1,523.7 million have been repurchased under this authorization. During the three months ended March 31, 2013, approximately 0.3 million shares were repurchased at a cost of $41.0 million.
Approximately 5.9 million shares of our common stock remain available for repurchase under the 2011 authorization.
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

BIOGEN IDEC INC.

/s/ Paul J. Clancy
Paul J. Clancy
Executive Vice President and
Chief Financial Officer
April 25, 2013

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

2.1*
Asset Purchase Agreement among Biogen Idec International Holding Ltd., Elan Pharma International Limited and Elan Pharmaceuticals, Inc., dated as of February 5, 2013. Filed as Exhibit 2.1 to Biogen Idec's Current Report on Form 8-K/A filed on February 12, 2013 and incorporated by reference herein.

10.1+	Credit Agreement among Biogen Idec, Bank of America, N.A., as administrative agent, swing line lender and L/C issuer, and the other lenders party thereto.

31.1+	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1++	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101++
The following materials from Biogen Idec Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

+    Filed herewith
++    Furnished herewith
*    Confidential treatment has been granted or requested with respect to portions of this exhibit.