Form 10-Q
period 2013-06-30
BIOGEN IDEC INC.
filed 2013-07-25
CIK 875045

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 0-19311
BIOGEN IDEC INC.
(Exact name of registrant as specified in its charter)

Delaware	33-0112644
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
133 Boston Post Road, Weston, MA 02493
(781) 464-2000
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files):    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check One):

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒
The number of shares of the issuer’s Common Stock, $0.0005 par value, outstanding as of July 18, 2013, was 237,671,593 shares.

BIOGEN IDEC INC.
FORM 10-Q — Quarterly Report
For the Quarterly Period Ended June 30, 2013

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

•	the impact of the commercial launch of TECFIDERA in the U.S. on sales and market share of our products, and the potential approval and launch of TECFIDERA in Europe;

•	patent terms, patent term extensions, patent office actions, data protection and market exclusivity rights;

•
the impact of increased product competition in the multiple sclerosis (MS) market, including competition from and growth of our own products and the possibility of future competition from biosimilars, generic versions or related prodrug derivatives;

•	our plans to develop further risk stratification protocols for TYSABRI and the impact of such protocols;

•	the potential approval and launches of ELOCTATE (recombinant factor VIII Fc fusion protein), ALPROLIX (recombinant factor IX Fc fusion protein) and PLEGRIDY (Peginterferon beta-1a);

•
the timing, outcome and impact of administrative, regulatory, litigation and other proceedings related to patents and other proprietary and intellectual property rights; tax audits, assessments and settlements; product liability and other matters;

•	the costs to be incurred in connection with Genentech's arbitration with Hoechst;

•	the expected timing and financial impact of the approval of the settlement of our dispute with the Italian National Medicines Agency (AIFA) relating to sales of TYSABRI;

•	the costs, timing and therapeutic scope of the development and commercialization of our pipeline products;

•	our intent to exercise our put option requiring Knopp Neurosciences, Inc. (Knopp) to purchase our Class B common share ownership in Knopp;

•
the impact of budget cuts in the U.S. and other measures worldwide designed to reduce healthcare costs to constrain the overall level of government expenditures, including the impact of pricing actions in Europe and elsewhere;

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
NOTE REGARDING TRADEMARKS
AVONEX®, AVONEX PEN®, RITUXAN®, TECFIDERA® and TYSABRI® are registered trademarks of Biogen Idec. ALPROLIXTM, ELOCTATETM, FUMADERMTM and PLEGRIDYTM are trademarks of Biogen Idec. The following are trademarks of the respective companies listed: ANGIOMAX® and ANGIOX® — The Medicines Company; ARZERRA® — Glaxo Group Limited; BENLYSTA® — Human Genome Sciences, Inc.; BETASERON® — Bayer Schering Pharma AG; EXTAVIA® — Novartis AG; FAMPYRA® — Acorda Therapeutics, Inc.; and REBIF® — Ares Trading S.A.

PART I FINANCIAL INFORMATION

BIOGEN IDEC INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited, in thousands, except per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Revenues:
Product, net	$1,385,918	$1,076,800	$2,481,697	$2,052,288
Unconsolidated joint business	288,785	284,630	553,391	569,183
Other	48,770	59,521	103,481	91,495
Total revenues	1,723,473	1,420,951	3,138,569	2,712,966
Cost and expenses:
Cost of sales, excluding amortization of acquired intangible assets	230,728	139,112	364,477	272,308
Research and development	327,463	329,559	611,803	685,521
Selling, general and administrative	431,012	301,767	783,610	601,856
Amortization of acquired intangible assets	82,225	52,282	133,526	98,243
Collaboration profit sharing	—	78,511	85,357	164,406
(Gain) loss on fair value remeasurement of contingent consideration	(5,163)	12,858	(2,886)	14,117
Restructuring charge	—	1,139	—	1,422
Total cost and expenses	1,066,265	915,228	1,975,887	1,837,873
Gain on sale of rights	5,319	—	10,370	—
Income from operations	662,527	505,723	1,173,052	875,093
Other income (expense), net	(10,428)	2,950	(24,885)	18,094
Income before income tax expense and equity in loss of investee, net of tax	652,099	508,673	1,148,167	893,187
Income tax expense	159,140	121,021	224,648	203,169
Equity in loss of investee, net of tax	2,289	511	6,100	511
Net income	490,670	387,141	917,419	689,507
Net income attributable to noncontrolling interests, net of tax	—	295	—	—
Net income attributable to Biogen Idec Inc.	$490,670	$386,846	$917,419	$689,507
Net income per share:
Basic earnings per share attributable to Biogen Idec Inc.	$2.07	$1.62	$3.87	$2.88
Diluted earnings per share attributable to Biogen Idec Inc.	$2.06	$1.61	$3.85	$2.86
Weighted-average shares used in calculating:
Basic earnings per share attributable to Biogen Idec Inc.	237,484	238,988	237,162	239,389
Diluted earnings per share attributable to Biogen Idec Inc.	238,743	240,622	238,543	241,245

See accompanying notes to these unaudited condensed consolidated financial statements.

BIOGEN IDEC INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Net income	$490,670	$387,141	$917,419	$689,507
Other comprehensive income:
Unrealized gains (losses) on securities available for sale, net of tax of $3,569 and $47 for the three months ended June 30, 2013 and 2012, respectively; and $2,915 and $1,075 for the six months ended June 30, 2013 and 2012, respectively	6,077	(83)	4,960	1,828
Unrealized gains (losses) on foreign currency forward contracts, net of tax of $59 and $2,164 for the three months ended June 30, 2013 and 2012, respectively; and $1,480 and $22 for the six months ended June 30, 2013 and 2012, respectively	(2,305)	18,260	9,298	(103)
Unrealized gains on pension benefit obligation	1,011	202	2,274	391
Currency translation adjustment	8,056	(51,226)	(16,363)	(26,073)
Total other comprehensive income (loss), net of tax	12,839	(32,847)	169	(23,957)
Comprehensive income	503,509	354,294	917,588	665,550
Comprehensive income attributable to noncontrolling interests, net of tax	—	295	—	65
Comprehensive income attributable to Biogen Idec Inc.	$503,509	$353,999	$917,588	$665,485

See accompanying notes to these unaudited condensed consolidated financial statements.

BIOGEN IDEC INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except per share amounts)

	As of June 30, 2013	As of December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$392,507	$570,721
Marketable securities	275,163	1,134,989
Accounts receivable, net	861,457	686,848
Due from unconsolidated joint business	249,996	268,395
Inventory	570,390	447,373
Other current assets	173,708	136,011
Total current assets	2,523,221	3,244,337
Marketable securities	107,139	2,036,658
Property, plant and equipment, net	1,787,776	1,742,226
Intangible assets, net	4,678,884	1,631,547
Goodwill	1,210,718	1,201,296
Investments and other assets	533,852	274,054
Total assets	$10,841,590	$10,130,118
LIABILITIES AND EQUITY
Current liabilities:
Current portion of notes payable and line of credit	$3,188	$453,379
Taxes payable	81,563	20,066
Accounts payable	163,094	203,999
Accrued expenses and other	1,056,229	979,945
Total current liabilities	1,304,074	1,657,389
Notes payable and other financing arrangements	726,388	687,396
Long-term deferred tax liability	313,341	217,272
Other long-term liabilities	595,642	604,266
Total liabilities	2,939,445	3,166,323
Commitments and contingencies
Equity:
Biogen Idec Inc. shareholders’ equity
Preferred stock, par value $0.001 per share	—	—
Common stock, par value $0.0005 per share	128	127
Additional paid-in capital	3,917,985	3,854,525
Accumulated other comprehensive loss	(55,136)	(55,305)
Retained earnings	5,404,213	4,486,794
Treasury stock, at cost	(1,365,641)	(1,324,618)
Total Biogen Idec Inc. shareholders’ equity	7,901,549	6,961,523
Noncontrolling interests	596	2,272
Total equity	7,902,145	6,963,795
Total liabilities and equity	$10,841,590	$10,130,118

See accompanying notes to these unaudited condensed consolidated financial statements.

BIOGEN IDEC INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	For the Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net income	$917,419	$689,507
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	225,880	174,569
Share-based compensation	67,387	60,467
Deferred income taxes	(118,047)	(43,831)
Other	(42,495)	(21,070)
Changes in operating assets and liabilities, net:
Accounts receivable	(185,688)	(10,758)
Inventory	(129,171)	(44,363)
Other changes in operating assets and liabilities, net	68,866	25,685
Net cash flows provided by operating activities	804,151	830,206
Cash flows from investing activities:
Proceeds from sales and maturities of marketable securities	4,404,707	1,423,931
Purchases of marketable securities	(1,617,974)	(1,253,934)
Acquisition of TYSABRI rights	(3,262,719)	—
Acquisitions of business, net of cash acquired	—	(72,401)
Purchases of property, plant and equipment	(87,440)	(127,447)
Other	(6,874)	(22,647)
Net cash flows used in investing activities	(570,300)	(52,498)
Cash flows from financing activities:
Purchase of treasury stock	(41,023)	(909,951)
Proceeds from issuance of stock for share-based compensation arrangements	39,002	43,081
Repayment of borrowings under senior notes	(452,340)	—
Other	45,174	33,166
Net cash flows used in financing activities	(409,187)	(833,704)
Net increase (decrease) in cash and cash equivalents	(175,336)	(55,996)
Effect of exchange rate changes on cash and cash equivalents	(2,878)	(1,735)
Cash and cash equivalents, beginning of the period	570,721	514,542
Cash and cash equivalents, end of the period	$392,507	$456,811

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
Basis of Presentation
In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of our financial statements for interim periods in accordance with accounting principles generally accepted in the United States (U.S. GAAP). The information included in this quarterly report on Form 10-Q should be read in conjunction with our consolidated financial statements and the accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2012 (2012 Form 10-K). Our accounting policies are described in the “Notes to Consolidated Financial Statements” in our 2012 Form 10-K and updated, as necessary, in this Form 10-Q. The year-end condensed consolidated balance sheet data presented for comparative purposes was derived from our audited financial statements, but does not include all disclosures required by U.S. GAAP. The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.
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

BIOGEN IDEC INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

2.	Acquisitions
TYSABRI
On April 2, 2013, we acquired full ownership of, and strategic, commercial and decision-making rights to, TYSABRI from Elan Pharma International, Ltd (Elan), an affiliate of Elan Corporation, plc. Upon the closing of the transaction, we made an upfront payment of $3.25 billion to Elan, which was funded from our existing cash, and our collaboration agreement with Elan was terminated.
We are accounting for this transaction as the acquisition of an asset as we did not acquire any employees from Elan nor did we acquire any significant processes that we did not previously perform or manage under the collaboration agreement. Under the collaboration agreement, we manufactured TYSABRI and collaborated with Elan on the product's marketing, commercial, regulatory, distribution and ongoing development activities. The collaboration agreement was designed to effect an equal sharing of worldwide profits and losses generated by the activities of the collaboration. For additional information related to this collaboration, please read Note 21, Collaborative and Other Relationships to our consolidated financial statements included within our 2012 Form 10-K.
The $3.25 billion upfront payment was capitalized in the second quarter of 2013 as an intangible asset within our condensed consolidated balance sheet as TYSABRI has reached technological feasibility. We adjusted the value of this intangible asset by $84.4 million related to deferred revenue from two sales-based milestones previously paid by Elan as well as transaction costs. The net intangible asset capitalized was $3,178.3 million. Commencing in the second quarter of 2013, we began amortizing this intangible asset over the estimated useful life of 17 years using an economic consumption method based on actual and expected revenue generated from the sales of our TYSABRI product.
Following the April 2, 2013 closing of the transaction, we began recording 100% of U.S. revenues, cost of sales and operating expenses related to TYSABRI within our condensed consolidated statements of income. Under the terms of the acquisition agreement, we continued to share on an equal basis TYSABRI profits with Elan until April 30, 2013. We recorded this profit split for the month ended April 30, 2013 as cost of sales within our condensed consolidated statements of income as we controlled TYSABRI effective April 2, 2013. Commencing May 1, 2013 and for the first twelve months thereafter, we will make contingent payments to Elan of 12% of worldwide net sales of TYSABRI, and thereafter, 18% on annual worldwide net sales up to $2.0 billion and 25% on annual worldwide net sales that exceed $2.0 billion. In 2014, the $2.0 billion threshold will be pro-rated for the portion of 2014 remaining after the first 12 months expires. Royalty payments to Elan will be recognized as cost of sales within our condensed consolidated statements of income.

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

BIOGEN IDEC INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

Our net accounts receivable balances from product sales in selected European countries are summarized as follows:

	As of June 30, 2013
(In millions)	Current Balance Included within Accounts Receivable, net	Non-Current Balance Included within Investments and Other Assets	Total
Spain	$90.2	$—	$90.2
Italy	$102.4	$6.3	$108.7
Portugal	$17.2	$15.5	$32.7

	As of December 31, 2012
(In millions)	Current Balance Included within Accounts Receivable, net	Non-Current Balance Included within Investments and Other Assets	Total
Spain	$78.9	$—	$78.9
Italy	$94.4	$10.2	$104.6
Portugal	$16.6	$7.4	$24.0
Approximately $27.0 million and $11.8 million of the aggregated balances for these countries were overdue more than one year as of June 30, 2013 and December 31, 2012, respectively.
Pricing of TYSABRI in Italy - AIFA
In the fourth quarter of 2011, Biogen Idec SRL, our Italian subsidiary, received a notice from the Italian National Medicines Agency (AIFA) stating that sales of TYSABRI for the period from February 2009 through February 2011 exceeded by EUR30.7 million a reimbursement limit established pursuant to a Price Determination Resolution (Price Resolution) granted by AIFA in December 2006. In December 2011, based on our interpretation that the Price Resolution by its terms only applied to the first 24 months of TYSABRI sales (which began in February 2007), we filed an appeal against AIFA in administrative court seeking a ruling that the reimbursement limit does not apply and that the position of AIFA is unenforceable. That appeal is pending.
In June 2013, Biogen Idec SRL received an additional notice from AIFA, stating that sales of TYSABRI from February 2011 through February 2013 also exceeded the same reimbursement limit in the Price Resolution. We dispute that the reimbursement limit applies to this period for the same reason that we dispute its application to the February 2009 through February 2011 period.
Since being notified in the fourth quarter of 2011 that AIFA believed a reimbursement limit was in effect, we have deferred revenue on sales of TYSABRI as if the reimbursement limit were in effect. As of June 30, 2013, we have deferred an aggregate amount of $103.8 million, of which $13.4 million and $27.3 million were deferred during the three and six months ended June 30, 2013, respectively. At the time of sale, our net accounts receivable balances from product sales in Italy include the amount of deferred revenue discussed above as our customers pay the invoice price of the product.
In July 2013, we reached an agreement in principle with the Price and Reimbursement Committee of AIFA to settle all of AIFA's existing claims relating to sales of TYSABRI in excess of the reimbursement limit for the periods between February 2009 through February 2013 for an aggregate repayment of EUR33.3 million. As part of this settlement, we also agreed that the reimbursement limit will no longer be in effect as of February 2013. The settlement is pending approval by the Italy Avvocatura Generale dello Stato and the board of directors of AIFA. Upon this approval and the execution of the settlement, we will dismiss our appeal.
As a result of this agreement, we recorded a liability and reduction to revenue of EUR15.4 million. That adjustment approximates 50% of the claim related to the period from February 2009 through February 2011 for which we had not recorded any amounts. We recorded the adjustment as of June 30, 2013 as the likelihood of making a payment to settle AIFA's claims for this period was now probable and the amount could be estimated. Upon approval of the settlement, any deferred revenue related to the periods subsequent to February 2011 that is in excess of the settlement will be recognized as revenue. For additional information, please read Note 20, Litigation to these condensed consolidated financial statements.

BIOGEN IDEC INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

4.	Reserves for Discounts and Allowances
As a result of our acquisition of TYSABRI rights from Elan, we began recognizing reserves for discounts and allowances for U.S. TYSABRI revenue in the second quarter of 2013. Prior periods included reserves for discounts and allowances for rest of world TYSABRI revenue and worldwide AVONEX revenue only. In addition, as a result of the U.S. Food and Drug Administration (FDA) approval of TECFIDERA in late March 2013 and our start of commercial sales in the second quarter of 2013, we began recognizing reserves for discounts and allowances related to U.S. TECFIDERA revenue.
An analysis of the amount of, and change in, reserves is summarized as follows:

(In millions)	Discounts	Contractual Adjustments	Returns	Total
Balance, as of December 31, 2012	$15.5	$194.8	$26.8	$237.1
Current provisions relating to sales in current year	115.9	331.0	9.8	456.7
Adjustments relating to prior years	(0.7)	(4.3)	1.2	(3.8)
Payments/returns relating to sales in current year	(56.4)	(128.7)	—	(185.1)
Payments/returns relating to sales in prior years	(13.8)	(127.4)	(9.1)	(150.3)
Balance, as of June 30, 2013	$60.5	$265.4	$28.7	$354.6
The total reserves above, included in our condensed consolidated balance sheets, are summarized as follows:

(In millions)	As of June 30, 2013	As of December 31, 2012
Reduction of accounts receivable	$136.0	$46.1
Component of accrued expenses and other	218.6	191.0
Total reserves	$354.6	$237.1

5.	Inventory
The components of inventory are summarized as follows:

(In millions)	As of June 30, 2013	As of December 31, 2012
Raw materials	$110.1	$101.8
Work in process	347.2	230.5
Finished goods	113.1	115.1
Total inventory	$570.4	$447.4
As of June 30, 2013, our inventory includes $76.3 million associated with our ELOCTATE, ALPROLIX, Serum-Free AVONEX and PLEGRIDY programs, which have been capitalized in advance of regulatory approval.

BIOGEN IDEC INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

6.	Intangible Assets and Goodwill
Intangible Assets
Intangible assets, net of accumulated amortization, impairment charges and adjustments, are summarized as follows:

		As of June 30, 2013			As of December 31, 2012
(In millions)	Estimated Life	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Out-licensed patents	13-23 years	$578.0	$(435.9)	$142.1	$578.0	$(421.0)	$157.0
Core developed technology	15-23 years	3,005.3	(2,051.2)	954.1	3,005.3	(1,965.7)	1,039.6
In-process research and development	Up to 15 years upon commercialization	327.4	—	327.4	330.1	—	330.1
Trademarks and tradenames	Indefinite	64.0	—	64.0	64.0	—	64.0
Acquired and in-licensed rights and patents	6-17 years	3,234.8	(43.5)	3,191.3	53.7	(12.9)	40.8
Total intangible assets		$7,209.5	$(2,530.6)	$4,678.9	$4,031.1	$(2,399.6)	$1,631.5
For the three and six months ended June 30, 2013, amortization of acquired intangible assets totaled $82.2 million and $133.5 million, respectively, as compared to $52.3 million and $98.2 million, respectively, in the prior year comparative periods. Included within the amortization of acquired intangible assets for the three months ended June 30, 2013 is a charge of $2.6 million related to a write down in carrying value of one of our in-process research and development assets to reflect a change in its estimated fair value.
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
Acquired and In-licensed Rights and Patents
The increase in acquired and in-licensed rights and patents during the six months ended June 30, 2013 was primarily related to the $3,178.3 million intangible asset capitalized in connection with our acquisition of TYSABRI rights from Elan on April 2, 2013. In the second quarter of 2013, we began amortizing this intangible asset over the estimated useful life using an economic consumption method based on actual and expected revenue generated from the sales of our TYSABRI product. For a more detailed description of this transaction, please read Note 2, Acquisitions to these condensed consolidated financial statements.
The estimated future amortization for acquired intangible assets is expected to be as follows:

(In millions)	As of June 30, 2013
2013 (remaining six months)	$165.6
2014	330.7
2015	322.1
2016	328.2
2017	327.8
Total	$1,474.4

BIOGEN IDEC INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

Goodwill
The following table provides a roll-forward of the changes in our goodwill balance:

(In millions)	As of June 30, 2013	As of December 31, 2012
Goodwill, beginning of period	$1,201.3	$1,146.3
Goodwill acquired during the period	13.5	48.2
Other	(4.1)	6.8
Goodwill, end of period	$1,210.7	$1,201.3
The increase in goodwill during the six months ended June 30, 2013 was related to the $15.0 million contingent payment made to former shareholders of Fumapharm AG (net of $1.5 million tax benefit), which became payable upon the approval of TECFIDERA in the U.S. For additional information related to future contingent payments, please read Note 21, Commitments and Contingencies to these condensed consolidated financial statements.
For the six months ended June 30, 2013, we adjusted goodwill to establish a deferred tax asset related to our Stromedix Inc. (Stromedix) transaction. For additional information related to our transaction with Stromedix, please read Note 2, Acquisitions to our consolidated financial statements included within our 2012 Form 10-K.
As of June 30, 2013, we had no accumulated impairment losses related to goodwill.

7.	Fair Value Measurements
The tables below present information about our assets and liabilities that are regularly measured and carried at fair value and indicate the level within the fair value hierarchy of the valuation techniques we utilized to determine such fair value:

(In millions)	As of June 30, 2013	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$261.5	$—	$261.5	$—
Marketable debt securities:
Corporate debt securities	99.6	—	99.6	—
Government securities	273.2	—	273.2	—
Mortgage and other asset backed securities	9.5	—	9.5	—
Marketable equity securities	28.9	28.9	—	—
Venture capital investments	23.5	—	—	23.5
Derivative contracts	5.9	—	5.9	—
Plan assets for deferred compensation	16.1	—	16.1	—
Total	$718.2	$28.9	$665.8	$23.5
Liabilities:
Derivative contracts	$5.9	$—	$5.9	$—
Contingent consideration obligations	281.0	—	—	281.0
Total	$286.9	$—	$5.9	$281.0

BIOGEN IDEC INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

(In millions)	As of December 31, 2012	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$439.4	$—	$439.4	$—
Marketable debt securities:
Corporate debt securities	1,001.0	—	1,001.0	—
Government securities	1,657.8	—	1,657.8	—
Mortgage and other asset backed securities	512.9	—	512.9	—
Marketable equity securities	9.0	9.0	—	—
Venture capital investments	20.3	—	—	20.3
Derivative contracts	1.8	—	1.8	—
Plan assets for deferred compensation	14.3	—	14.3	—
Total	$3,656.5	$9.0	$3,627.2	$20.3
Liabilities:
Derivative contracts	$14.4	$—	$14.4	$—
Contingent consideration obligations	293.9	—	—	293.9
Total	$308.3	$—	$14.4	$293.9
There has been no impairment of our assets measured at fair value during the three and six months ended June 30, 2013. In addition, there were no changes in valuation techniques or inputs utilized or transfers between fair value measurement levels during the three and six months ended June 30, 2013. The fair value of Level 2 instruments classified as cash equivalents and marketable debt securities were determined through valuation models of third party pricing services. For a description of our validation procedures related to prices provided by third party pricing services, refer to Note 1, Summary of Significant Accounting Policies: Fair Value Measurements, to our consolidated financial statements included within our 2012 Form 10-K.
Marketable Equity Securities and Venture Capital Investments
Our marketable equity securities represent investments in publicly traded equity securities. Our venture capital investments, which are Level 3 measurements, include investments in certain venture capital funds, accounted for at fair value, that primarily invest in small privately-owned, venture-backed biotechnology companies. These venture capital investments represented approximately 0.2% of total assets as of June 30, 2013 and December 31, 2012, respectively.
The following table provides a roll-forward of the fair value of our venture capital investments that are Level 3 assets:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In millions)	2013	2012	2013	2012
Fair value, beginning of period	$18.0	$22.1	$20.3	$23.5
Unrealized gains included in earnings	6.1	3.1	6.7	3.5
Unrealized losses included in earnings	(0.6)	(0.2)	(2.0)	(2.0)
Purchases	—	0.4	—	0.4
Settlements	—	—	(1.5)	—
Fair value, end of period	$23.5	$25.4	$23.5	$25.4

BIOGEN IDEC INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

 Debt Instruments
The fair and carrying values of our debt instruments, which are Level 2 liabilities, are summarized as follows:

	As of June 30, 2013		As of December 31, 2012
(In millions)	Fair Value	Carrying Value	Fair Value	Carrying Value
Notes payable to Fumedica	$15.9	$14.4	$20.0	$17.9
Credit facility	—	—	—	—
6.0% Senior Notes due March 1, 2013	—	—	453.7	450.0
6.875% Senior Notes due March 1, 2018	654.3	583.3	681.6	586.4
Total	$670.2	$597.7	$1,155.3	$1,054.3
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
Contingent Consideration Obligations
The following table provides a roll-forward of the fair values of our contingent consideration obligations that are Level 3 measurements:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In millions)	2013	2012	2013	2012
Fair value, beginning of period	$293.7	$269.9	$293.9	$151.0
Additions	—	4.6	—	122.2
Changes in fair value	(5.2)	12.9	(2.9)	14.1
Payments	(7.5)	(6.5)	(10.0)	(6.5)
Fair value, end of period	$281.0	$280.9	$281.0	$280.9
As of June 30, 2013 and December 31, 2012, approximately $253.1 million and $271.5 million, respectively, of the fair value of our total contingent consideration obligations were reflected as components of other long-term liabilities within our condensed consolidated balance sheets with the remaining balances reflected as a component of accrued expenses and other.

BIOGEN IDEC INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

8.	Financial Instruments
On April 2, 2013, we used $3.25 billion to fund the upfront payment we made to Elan in connection with our acquisition of TYSABRI rights.
Marketable Securities
The following tables summarize our marketable debt and equity securities:

As of June 30, 2013 (In millions)	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost
Available-for-sale:
Corporate debt securities
Current	$26.4	$—	$—	$26.4
Non-current	73.2	—	(0.2)	73.4
Government securities
Current	248.8	—	—	248.8
Non-current	24.4	—	—	24.4
Mortgage and other asset backed securities
Current	—	—	—	—
Non-current	9.5	—	—	9.5
Total marketable debt securities	$382.3	$—	$(0.2)	$382.5
Marketable equity securities, non-current	$28.9	$14.7	$—	$14.2

As of December 31, 2012 (In millions)	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost
Available-for-sale:
Corporate debt securities
Current	$346.9	$0.3	$—	$346.6
Non-current	654.1	2.8	(0.6)	651.9
Government securities
Current	783.4	0.3	—	783.1
Non-current	874.4	0.8	—	873.6
Mortgage and other asset backed securities
Current	4.8	—	—	4.8
Non-current	508.1	1.4	(1.3)	508.0
Total marketable debt securities	$3,171.7	$5.6	$(1.9)	$3,168.0
Marketable equity securities, non-current	$9.0	$3.0	$—	$6.0
The following table summarizes our financial assets with maturities of less than 90 days from the date of purchase included within cash and cash equivalents on the accompanying condensed consolidated balance sheet:

(In millions)	As of June 30, 2013	As of December 31, 2012
Commercial paper	$10.3	$40.7
Overnight repurchase agreements	—	67.4
Short-term debt securities	251.2	331.3
Total	$261.5	$439.4
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

	As of June 30, 2013		As of December 31, 2012
(In millions)	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost
Due in one year or less	$275.2	$275.3	$1,135.0	$1,134.5
Due after one year through five years	103.9	104.0	1,744.3	1,741.2
Due after five years	3.2	3.2	292.4	292.3
Total available-for-sale securities	$382.3	$382.5	$3,171.7	$3,168.0
The average maturity of our marketable debt securities available-for-sale as of June 30, 2013 and December 31, 2012 was 11 months and 14 months, respectively.
Proceeds from Marketable Debt Securities
The proceeds from maturities and sales of marketable debt securities and resulting realized gains and losses are summarized as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In millions)	2013	2012	2013	2012
Proceeds from maturities and sales	$78.3	$599.6	$4,404.7	$1,423.9
Realized gains	$—	$0.6	$6.3	$1.3
Realized losses	$—	$(1.3)	$(2.0)	$(2.0)
Strategic Investments
As of June 30, 2013 and December 31, 2012, our strategic investment portfolio was comprised of investments totaling $77.6 million and $64.2 million, respectively, which are included in investments and other assets in our accompanying condensed consolidated balance sheets.
Our strategic investment portfolio includes investments in marketable equity securities of certain biotechnology companies and our investments in venture capital funds accounted for at fair value which totaled $52.4 million and $29.3 million as of June 30, 2013 and December 31, 2012, respectively. Our strategic investment portfolio also includes other equity investments in privately-held companies and additional investments in venture capital funds accounted for under the cost method. The carrying value of these investments totaled $25.2 million and $34.9 million as of June 30, 2013 and December 31, 2012, respectively.
Net Gains, Impairments and Changes to Fair Value
During the three and six months ended June 30, 2013, we realized net gains, impairments and changes to fair value recorded through income of $4.4 million and $4.1 million, respectively, on our strategic investment portfolio as compared to $2.2 million and $13.5 million, respectively, in the prior year comparative periods. The net gains recognized during the six months ended June 30, 2012 included a gain of $9.0 million recognized upon our acquisition of Stromedix as we previously held an equity interest. For a more detailed description of this transaction, please read Note 2, Acquisitions to our consolidated financial statements included within our 2012 Form 10-K.
Impairments
For the three and six months ended June 30, 2013, we recognized impairment charges on our marketable equity securities of certain biotechnology companies, investments in venture capital funds accounted for under the cost method and investments in privately-held companies totaling $1.4 million and $1.7 million, respectively, as compared to $0.8 million and $1.3 million, respectively, in the prior year comparative periods.

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
Foreign currency forward contracts in effect as of June 30, 2013 and December 31, 2012 had durations of 1 to 14 months. These contracts have been designated as cash flow hedges and accordingly, to the extent effective, any unrealized gains or losses on these foreign currency forward contracts are reported in accumulated other comprehensive income (loss) (referred to as AOCI in the tables below). Realized gains and losses for the effective portion of such contracts are recognized in revenue when the sale of product in the currency being hedged is recognized. To the extent ineffective, hedge transaction gains and losses are reported in other income (expense), net.
The notional value of foreign currency forward contracts that were entered into to hedge forecasted revenues is summarized as follows:

	Notional Amount
Foreign Currency: (In millions)	As of June 30, 2013	As of December 31, 2012
Euro	$551.0	$492.2
Canadian dollar	19.6	31.8
Total foreign currency forward contracts	$570.6	$524.0
The portion of the fair value of these foreign currency forward contracts that was included in accumulated other comprehensive income (loss) within total equity reflected losses of $1.0 million and $11.8 million as of June 30, 2013 and December 31, 2012, respectively. We expect all contracts to be settled over the next 14 months and any amounts in accumulated other comprehensive income (loss) to be reported as an adjustment to revenue. We consider the impact of our and our counterparties’ credit risk on the fair value of the contracts as well as the ability of each party to execute its contractual obligations. As of June 30, 2013 and December 31, 2012, respectively, credit risk did not materially change the fair value of our foreign currency forward contracts.
The following table summarizes the effect of derivatives designated as hedging instruments on our condensed consolidated statements of income:

For the Three Months Ended June 30,
Gains/(Losses) Reclassified from AOCI into Net Income (Effective Portion)			Gains/(Losses) Recognized into Net Income (Ineffective Portion)
Location	2013	2012	Location	2013	2012
Revenue	$0.1	$13.6	Other income (expense)	$0.1	$1.3

For the Six Months Ended June 30,
Gains/(Losses) Reclassified from AOCI into Net Income (Effective Portion)			Gains/(Losses) Recognized into Net Income (Ineffective Portion)
Location	2013	2012	Location	2013	2012
Revenue	$1.2	$19.0	Other income (expense)	$0.3	$3.2
We recognized in product revenue net gains of $0.1 million and $1.2 million for the settlement of certain effective cash flow hedge instruments for the three and six months ended June 30, 2013, respectively, as compared to $13.6 million and $19.0 million, respectively, in the prior year comparative periods. These settlements were recorded in the same period as the related revenues were generated.

BIOGEN IDEC INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

In relation to our foreign currency forward contracts, due to hedge ineffectiveness, we recognized in other income (expense) net gains of $0.1 million and $0.3 million for the three and six months ended June 30, 2013, respectively, as compared to $1.3 million and $3.2 million, respectively, in the prior year comparative periods.
Foreign Currency Forward Contracts - Other Derivatives
We also enter into other foreign currency forward contracts, usually with one month durations, to mitigate the foreign currency risk related to certain balance sheet positions. We have not elected hedge accounting for these transactions.
The aggregate notional amount of these other outstanding foreign currency contracts was $188.6 million and $243.2 million as of June 30, 2013 and December 31, 2012, respectively. Net gains of $0.6 million and $1.5 million related to these contracts were recognized as a component of other income (expense), net, for the three and six months ended June 30, 2013, respectively, as compared to $15.9 million and $11.4 million, respectively, in the prior year comparative periods.
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
The following table summarizes the fair value and presentation in our condensed consolidated balance sheets for our outstanding derivatives including those designated as hedging instruments:

(In millions)	Balance Sheet Location	Fair Value As of June 30, 2013
Hedging Instruments:
Asset derivatives	Other current assets	$5.3
Liability derivatives	Accrued expenses and other	$5.1
Other Derivatives:
Asset derivatives	Other current assets	$0.6
Liability derivatives	Accrued expenses and other	$0.8

(In millions)	Balance Sheet Location	Fair Value As of December 31, 2012
Hedging Instruments:
Asset derivatives	Other current assets	$0.6
Liability derivatives	Accrued expenses and other	$11.5
Other Derivatives:
Asset derivatives	Other current assets	$1.2
Liability derivatives	Accrued expenses and other	$2.9

10.	Property, Plant and Equipment
Property, plant and equipment are recorded at historical cost, net of accumulated depreciation. Accumulated depreciation on property, plant and equipment was $1,030.4 million and $941.1 million as of June 30, 2013 and December 31, 2012, respectively.
For the three and six months ended June 30, 2013, we capitalized interest costs related to construction in progress totaling approximately $1.9 million and $5.0 million, respectively, as compared to $8.6 million and $16.8 million, respectively, in the prior year comparative periods.

BIOGEN IDEC INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

Cambridge Leases
In July 2011, we executed leases for two office buildings currently under construction in Cambridge, Massachusetts with a planned occupancy during the second half of 2013. Construction of these facilities began in late 2011. In accordance with accounting guidance applicable to entities involved with the construction of an asset that will be leased when the construction is completed, we are considered the owner of these properties during the construction period. Accordingly, we record an asset along with a corresponding financing obligation on our condensed consolidated balance sheet for the amount of total project costs incurred related to the construction in progress for these buildings. As of June 30, 2013 and December 31, 2012, cost incurred by the developer in relation to the construction of these buildings totaled approximately $131.9 million and $86.5 million, respectively. In July 2013, one of the office buildings was completed. We will assess and determine if the assets and corresponding liabilities should be derecognized during the third quarter of 2013. Upon completion of the second building, we will assess and determine if the remaining assets and corresponding liabilities should also be derecognized.
As a result of our decision to relocate our corporate headquarters in Cambridge, Massachusetts, we expect to vacate part of our Weston, Massachusetts facility in the second half of 2013. We expect to incur a charge between $20.0 million and $30.0 million in connection with this process. This estimate represents our remaining lease obligation for the vacated portion of our Weston facility, net of sublease income expected to be received.
Hillerød, Denmark Facility
As of September 2012, our large-scale biologics manufacturing facility in Hillerød, Denmark was ready for its intended use as we began the process of manufacturing clinical products for sale to third parties. As a result, we transferred $465.9 million from construction in progress to various fixed asset accounts. We ceased capitalizing a majority of the interest expense and began recording depreciation on the various assets during the third quarter of 2012. The average estimated useful life for the facility and its assets is 20 years. In July 2013, the facility was approved by the FDA and EMA for the manufacture of commercial TYSABRI.
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
Credit Facility
In March 2013, we entered into a $750.0 million senior unsecured revolving credit facility, which we may choose to use for future working capital and general corporate purposes. The terms of this revolving credit facility include a financial covenant that requires us to not exceed a maximum debt to EBITDA ratio. This facility terminates in March 2014. As of June 30, 2013, we had no outstanding borrowings and were in compliance with all covenants.
Senior Notes
On March 1, 2013, we repaid the $450.0 million principal amount of our 6.0% Senior Notes.

12.	Equity
Total equity as of June 30, 2013 increased $938.4 million compared to December 31, 2012. This increase was primarily driven by net income attributable to Biogen Idec Inc. of $917.4 million and an increase in additional paid in capital resulting from our share-based compensation arrangements totaling $63.5 million partially offset by repurchases of our common stock totaling $41.0 million.
Share Repurchases
In February 2011, our Board of Directors authorized the repurchase of up to 20.0 million shares of common stock. This authorization does not have an expiration date. During the six months ended June 30, 2013, we repurchased approximately 0.3 million shares at a cost of $41.0 million. During the six months ended June 30, 2012, we repurchased approximately 7.3 million shares at a cost of approximately $910.0 million
Approximately 5.9 million shares of our common stock remain available for repurchase under the 2011 authorization.

BIOGEN IDEC INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

Noncontrolling Interests
The following table reconciles equity attributable to noncontrolling interests:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In millions)	2013	2012	2013	2012
Noncontrolling interests, beginning of period	$0.6	$2.6	$2.3	$1.5
Net income attributable to noncontrolling interests, net of tax	—	0.3	—	—
Currency translation adjustment	—	—	—	0.1
Deconsolidation of noncontrolling interest	—	(0.5)	(1.7)	(0.5)
Distributions to noncontrolling interests	—	—	—	1.3
Noncontrolling interests, end of period	$0.6	$2.4	$0.6	$2.4
For additional information related to our deconsolidation of noncontrolling interests related to Knopp Neurosciences, Inc. in March 2013, please read Note 18, Investments in Variable Interest Entities to these condensed consolidated financial statements.

13.	Accumulated Other Comprehensive Income (Loss)
The following table summarizes the changes in accumulated other comprehensive income (loss), net of tax by component:

(In millions)	Unrealized Gains (Losses) on Securities Available for Sale	Unrealized Gains (Losses) on Foreign Currency Forward Contracts	Unfunded Status of Postretirement Benefit Plans	Translation Adjustments	Total
Balance, as of December 31, 2012	$4.2	$(10.7)	$(21.7)	$(27.1)	$(55.3)
Other comprehensive income (loss) before reclassifications	7.8	10.2	2.3	(16.4)	3.9
Amounts reclassified from accumulated other comprehensive income (loss)	(2.8)	(0.9)	—	—	(3.7)
Net current period other comprehensive income (loss)	5.0	9.3	2.3	(16.4)	0.2
Balance, as of June 30, 2013	$9.2	$(1.4)	$(19.4)	$(43.5)	$(55.1)
The following table summarizes the amounts reclassified from accumulated other comprehensive income:

(In millions)	Income Statement Location	Amounts Reclassified from Accumulated Other Comprehensive Income
		For the Three Months Ended June 30,		For the Six Months Ended June 30,
		2013	2012	2013	2012
Gains (losses) on securities available for sale	Other income (expense)	$—	$(0.7)	$4.3	$(0.8)
	Income tax expense	—	0.3	(1.5)	0.3

Gains (losses) on foreign currency forward contracts	Revenues	0.1	13.6	1.2	19.0
	Income tax expense	(0.2)	(1.3)	(0.3)	(1.9)

Total reclassifications, net of tax		$(0.1)	$11.9	$3.7	$16.6

BIOGEN IDEC INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

Securities Available for Sale
Balances included within accumulated other comprehensive income (loss) related to unrealized gains (losses) on securities available for sale are shown net of tax of $5.4 million and $2.5 million as of June 30, 2013 and December 31, 2012, respectively. Other comprehensive income (loss) before reclassifications recognized during the six months ended June 30, 2013 are shown net of tax of $4.4 million.
Foreign Currency Forward Contracts
Balances included within accumulated other comprehensive income (loss) related to unrealized gains (losses) on foreign currency forward contracts are shown net of tax of $0.4 million and $1.1 million as of June 30, 2013 and December 31, 2012, respectively. Other comprehensive income (loss) before reclassifications recognized during the six months ended June 30, 2013 are shown net of tax of $1.8 million.
Postretirement Benefit Plans
Tax amounts related to the unfunded status of pension and retirement benefit plans were immaterial for all amounts presented.

14.	Earnings per Share
Basic and diluted earnings per share are calculated as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In millions)	2013	2012	2013	2012
Numerator:
Net income attributable to Biogen Idec Inc.	$490.7	$386.8	$917.4	$689.5
Denominator:
Weighted average number of common shares outstanding	237.5	239.0	237.2	239.4
Effect of dilutive securities:
Stock options and employee stock purchase plan	0.3	0.6	0.4	0.6
Time-vested restricted stock units	0.6	0.8	0.7	1.0
Market stock units	0.3	0.2	0.3	0.2
Dilutive potential common shares	1.2	1.6	1.4	1.8
Shares used in calculating diluted earnings per share	238.7	240.6	238.5	241.2
Amounts excluded from the calculation of net income per diluted share because their effects were anti-dilutive were insignificant.

BIOGEN IDEC INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

15.	Share-based Payments
Share-based Compensation Expense
The following table summarizes share-based compensation expense included within our condensed consolidated statements of income:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In millions)	2013	2012	2013	2012
Research and development	$23.7	$18.1	$48.9	$37.8
Selling, general and administrative	45.4	25.0	79.7	53.8
Subtotal	69.1	43.1	128.6	91.6
Capitalized share-based compensation costs	(2.7)	(1.3)	(5.0)	(2.5)
Share-based compensation expense included in total cost and expenses	66.4	41.8	123.6	89.1
Income tax effect	(20.3)	(12.7)	(36.9)	(27.1)
Share-based compensation expense included in net income attributable to Biogen Idec Inc.	$46.1	$29.1	$86.7	$62.0
The following table summarizes share-based compensation expense associated with each of our share-based compensation programs:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In millions)	2013	2012	2013	2012
Stock options	$0.1	$0.8	$0.4	$0.9
Market stock units	6.6	5.6	15.1	11.6
Time-vested restricted stock units	24.8	22.2	51.9	48.1
Performance-vested restricted stock units settled in shares	—	—	—	0.1
Cash settled performance shares	35.8	13.9	56.2	28.7
Employee stock purchase plan	1.8	0.6	5.0	2.2
Subtotal	69.1	43.1	128.6	91.6
Capitalized share-based compensation costs	(2.7)	(1.3)	(5.0)	(2.5)
Share-based compensation expense included in total cost and expenses	$66.4	$41.8	$123.6	$89.1
Grants Under Share-based Compensation Plans
The following table summarizes our equity grants to employees, officers and directors under our current stock plans:

	For the Six Months Ended June 30,
	2013	2012
Market stock units	257,000	302,000
Cash settled performance shares	271,000	327,000
Time-vested restricted stock units	680,000	865,000
No performance-vested restricted stock units or stock options were granted during the six months ended June 30, 2013 and 2012. In addition, for the six months ended June 30, 2013, approximately 160,000 shares were issued under our employee stock purchase plan (ESPP) compared to approximately 168,000 shares issued in the prior year comparative period.

BIOGEN IDEC INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

16.	Income Taxes
For the three and six months ended June 30, 2013, our effective tax rate was 24.4% and 19.6%, respectively, as compared to 23.8% and 22.7%, respectively, in the prior year comparative periods.
A reconciliation between the U.S. federal statutory tax rate and our effective tax rate is summarized as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Statutory rate	35.0%	35.0%	35.0%	35.0%
State taxes	1.9	0.8	4.4	0.8
Taxes on foreign earnings	(7.2)	(7.6)	(8.4)	(7.9)
Credits and net operating loss utilization	(3.5)	(3.9)	(3.4)	(3.8)
Purchased intangible assets	1.8	1.1	1.5	1.1
Manufacturing deduction	(2.4)	(2.1)	(11.1)	(2.1)
Other permanent items	(1.0)	(0.3)	1.8	(1.0)
Other	(0.2)	0.8	(0.2)	0.6
Effective tax rate	24.4%	23.8%	19.6%	22.7%
The increase in our tax rate for the three months ended June 30, 2013 compared to the same period in 2012, is primarily attributable to the commercial launch of TECFIDERA in the United States, which has resulted in a higher relative percentage of our earnings being recognized in the U.S., a higher tax jurisdiction. In addition, in 2013 we are recognizing the unfavorable effect of the amortization of the deferred charge relating to the Daclizumab program noted below, reduced expenditures eligible for the orphan drug credit and higher state taxes. These factors were partially offset by the revaluation of uncertain tax positions due to new information received related to our U.S. federal manufacturing deduction discussed below and lower intercompany royalties owed by a foreign wholly owned subsidiary to a U.S. wholly owned subsidiary on the international sales of one of our products.
For the six months ended June 30, 2013, the reduction in our income tax rate compared to the same period in 2012, was primarily the result of a change in our uncertain tax position related to our U.S. federal manufacturing deduction, described below, lower intercompany royalties owed by a foreign wholly owned subsidiary to a U.S. wholly owned subsidiary on the international sales of one of our products and the reinstatement of the federal research and development credit. These favorable items were partially offset by higher relative earnings in the United States from the launch of TECFIDERA, lower orphan drug credits due to reduced expenditures in eligible clinical trials and higher state taxes.
The change in the state taxes, manufacturing deduction and other permanent items of the effective tax rate reconciliation for the periods disclosed above is primarily related to changes in the valuation of our federal uncertain tax positions, in "Accounting for Uncertainty in Income Taxes" discussed further below.
During the three months ended June 30, 2013, we recorded a deferred charge of $203.7 million in connection with certain intercompany transfers of the intellectual property for Daclizumab. The deferred charge will be amortized to income tax expense over the economic life of the Daclizumab program. If the Daclizumab program were to be discontinued, we will accelerate the amortization of this deferred charge and record an expense equal to its remaining net book value.
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

BIOGEN IDEC INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

Federal Uncertain Tax Positions
During the three months ended March 31, 2013, we received updated technical guidance from the IRS concerning our current and prior year filings and calculation of our U.S. federal manufacturing deduction related to our unconsolidated joint business. Based on this guidance we reevaluated the level of our unrecognized benefits related to uncertain tax positions, and recorded a $33.0 million benefit, which is net of ancillary federal and state tax effects. This benefit is for a previously unrecognized position and relates to years 2005 through 2012 and is net of a $10.0 million expense for non-income based state taxes, which is recorded in other income (expense) within our condensed consolidated statements of income. During the three months ended June 30, 2013, we remeasured the uncertain tax position upon receiving new information and recorded a net benefit of approximately $7.4 million.
In October 2011, in conjunction with our examination, the IRS proposed a disallowance of approximately $130 million in deductions for tax years 2007, 2008 and 2009 related to payments for services provided by our wholly owned Danish subsidiary located in Hillerød, Denmark. We believe that these items represent valid deductible business expenses and are vigorously defending our position.
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
State Uncertain Tax Positions
On June 8, 2010, we received Notices of Assessment from the Massachusetts Department of Revenue (DOR) against Biogen Idec MA Inc. (BIMA), one of our wholly-owned subsidiaries, for $103.5 million of corporate excise tax, including associated interest and penalties, related to our 2004, 2005 and 2006 state tax filings. The assessment asserted that the portion of sales attributable to Massachusetts, the computation of BIMA's research and development credits and certain deductions claimed by BIMA were not appropriate. On February 3, 2013, we filed a petition with the Massachusetts Appellate Tax Board (Massachusetts ATB) appealing the denial of our application for abatement. We have been in discussions with the Massachusetts DOR to resolve our outstanding matters and have recorded adjustments to our uncertain tax positions to reflect those discussions and our best estimate of the outcome.
The audits of our state tax filings for 2007 and 2008 are not completed. As these filings were prepared in a manner consistent with prior filings, we may receive an assessment for those years as well. Due to tax law changes effective January 1, 2009, the computation and deductions at issue in previous tax filings are not part of our subsequent tax filings in Massachusetts.
We believe that these assessments do not impact the amount of liabilities for income tax contingencies. However, there is a possibility that we may not prevail in defending all of our assertions with the Massachusetts DOR. If these matters are resolved unfavorably in the future, the resolution could have a material adverse impact on our effective tax rate and our results of operations.

17.	Other Consolidated Financial Statement Detail
Other Income (Expense), Net
Components of other income (expense), net, are summarized as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In millions)	2013	2012	2013	2012
Interest income	$0.9	$10.2	$5.2	$16.7
Interest expense	(7.3)	(7.0)	(18.9)	(14.4)
Impairments of investments	(1.4)	(0.8)	(1.7)	(1.3)
Gain (loss) on investments, net	5.7	2.5	10.1	14.3
Foreign exchange gains (losses), net	(5.3)	(1.3)	(7.9)	0.1
Other, net	(3.0)	(0.6)	(11.7)	2.7
Total other income (expense), net	$(10.4)	$3.0	$(24.9)	$18.1

BIOGEN IDEC INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

Accrued Expenses and Other
Accrued expenses and other consists of the following:

(In millions)	As of June 30, 2013	As of December 31, 2012
Revenue-related rebates	$218.6	$191.0
Employee compensation and benefits	213.3	248.5
Deferred revenue	167.4	148.0
Royalties and licensing fees	113.5	45.2
Clinical development expenses	54.5	51.6
Production expenses	42.5	45.6
Construction in progress	29.3	12.3
Current portion of contingent consideration obligations	27.9	22.4
Collaboration expenses	25.9	37.4
Other	163.3	177.9
Total accrued expenses and other	$1,056.2	$979.9

18.	Investments in Variable Interest Entities
Consolidated Variable Interest Entities
Our condensed consolidated financial statements include the financial results of variable interest entities in which we are the primary beneficiary.
Knopp
During the six months ended June 30, 2013, we terminated our license agreement with Knopp Neurosciences, Inc. (Knopp), a subsidiary of Knopp Holdings, LLC, for the development, manufacture and commercialization of dexpramipexole in people with amyotrophic lateral sclerosis (ALS). We expect to exercise our put option on the 30.0% of the Class B common shares to Knopp.
We had previously determined that we were the primary beneficiary of Knopp because we had the power through the license agreement to direct the activities that most significantly impacted Knopp’s economic performance and were required to fund 100% of the research and development costs incurred in support of the collaboration agreement. As such, we consolidated the results of Knopp. In March 2013, we deconsolidated the results of Knopp upon termination of the license agreement. The assets and liabilities of Knopp were not significant to our financial position or results of operations. We have not provided any financing to Knopp other than contractually required amounts previously disclosed in Note 20, Investments in Variable Interest Entities included within our 2012 Form 10-K.
For the three and six months ended June 30, 2013, the collaboration did not incur any development expenses. For the three and six months ended June 30, 2012, the collaboration incurred development expenses totaling $20.4 million and $43.1 million, respectively, which were reflected as research and development expense within our condensed consolidated statements of income.
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
For the three and six months ended June 30, 2013, the collaboration incurred development expenses totaling $5.7 million and $10.7 million, respectively, which is reflected as research and development expense within our condensed consolidated statements of income, as compared to $2.6 million and $5.1 million, respectively, in the prior year comparative periods.
The assets and liabilities of Neurimmune are not significant to our financial position or results of operations as it is a research and development organization. We have not provided any financing to Neurimmune other than previously contractually required amounts.
Unconsolidated Variable Interest Entities
We have relationships with other variable interest entities that we do not consolidate as we lack the power to direct the activities that significantly impact the economic success of these entities. These relationships include investments in certain biotechnology companies and research collaboration agreements.
As of June 30, 2013 and December 31, 2012, the total carrying value of our investments in biotechnology companies that we have determined to be variable interest entities, but do not consolidate as we do not have the power to direct their activities, totaled $7.7 million and $9.4 million, respectively. Our maximum exposure to loss related to these variable interest entities is limited to the carrying value of our investments.
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
As of June 30, 2013 and December 31, 2012, our cash contributions to Samsung Bioepis totaled 43.0 billion and 36.0 billion South Korean won (approximately $38.6 million and $32.1 million), respectively. As of June 30, 2013 and December 31, 2012, the carrying value of our investment in Samsung Bioepis totaled 31.7 billion and 29.7 billion South Korean won (approximately $27.6 million and $27.8 million), respectively, which is classified as a component of investments and other assets within our condensed consolidated balance sheets. We are obligated to fund an additional 6.5 billion South Korean won (approximately $5.7 million), which is due in the second half of 2013. We recognize our share of the results of operations related to our investment in Samsung Bioepis one quarter in arrears when the results of the entity become available, which is reflected as equity in loss of investee, net of tax within our condensed consolidated statements of income. During the three and six months ended June 30, 2013, we recognized a loss on our investment of $2.3 million and $6.1 million, respectively, as compared to $0.5 million, respectively, in the prior year comparative periods.

BIOGEN IDEC INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

Simultaneous with the formation of Samsung Bioepis, we entered into a license agreement and technical development and manufacturing services agreements with Samsung Bioepis. For the three and six months ended June 30, 2013, we recognized $7.4 million and $14.2 million, respectively, in other revenues in relation to these services, as compared to $4.6 million and $5.6 million, respectively, in the prior year comparative periods, which is reflected as a component of other revenues within our condensed consolidated statement of income.
For additional information related to our other significant collaboration arrangements, please read Note 21, Collaborative and Other Relationships to our consolidated financial statements included within our 2012 Form 10-K.

20.	Litigation
Massachusetts Department of Revenue
On June 8, 2010, we received Notices of Assessment from the Massachusetts DOR against BIMA for $103.5 million of corporate excise tax, including associated interest and penalties, related to our 2004, 2005 and 2006 state tax filings. On February 3, 2011, we filed a petition with the Massachusetts ATB appealing the denial of our application for abatement, which is pending. For all periods under dispute, we believe that positions taken in our tax filings are valid and are contesting the assessments vigorously.
Hoechst — Genentech Arbitration
On October 24, 2008, Hoechst GmbH (Hoechst), an affiliate of Sanofi-Aventis Deutschland GmbH (Sanofi), filed a request for arbitration with the ICC International Court of Arbitration (Paris) claiming that Genentech breached a license agreement, now terminated, under which Hoechst claims rights (the Hoechst License). The Hoechst License granted Genentech certain rights with respect to U.S. Patents 5,849,522 (’522 patent) and 6,218,140 (’140 patent) and certain potential patents.   In 2012, the arbitrator ruled that Genentech is liable to Hoechst for royalties with respect to sales of RITUXAN, and in February 2013 he awarded Hoechst damages of EUR108 million together with prejudgment interest (estimated to be approximately EUR54 million as of the date of the award). Genentech has filed Declarations of Appeal in the Paris Court of Appeal to vacate the arbitrator's rulings, and the appeals are pending. Hoechst has commenced proceedings to enforce the arbitrator's award, which Genentech is opposing.
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
Sanofi ’522 and ’140 Patent Litigation
On October 27, 2008, Sanofi filed suit against Genentech and Biogen Idec in the United States District Court for the Eastern District of Texas claiming that RITUXAN infringes the ’522 patent and the ’140 patent. That action was transferred and consolidated with an action filed on the same day by Genentech and Biogen Idec against Sanofi in the United States District for the Northern District of California seeking declaratory judgments that RITUXAN does not infringe the patents and that the asserted patent claims are invalid and unenforceable.
On April 21, 2011, the federal court in California entered a separate and final judgment of non-infringement, and the United States Court of Appeals for the Federal Circuit affirmed on March 22, 2012. Following the judgment of non-infringement, Genentech moved to enjoin Hoechst from continuing the arbitration described above or enforcing any award therein, but the motion was denied and the denial was affirmed by the U.S. Court of Appeals for the Federal Circuit on May 8, 2013. The federal court in California has stayed further proceedings relating to Biogen Idec's and Genentech's claims for a declaration that the asserted patent claims are invalid and unenforceable, and no trial date has been set on those claims.
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
Bayer, Pfizer, Novartis and EMD Serono have all filed counterclaims in the Consolidated ’755 Patent Actions seeking declaratory judgments of patent invalidity and non-infringement, and seeking monetary relief in the form of costs and attorneys' fees, and EMD Serono and Bayer have each filed a counterclaim seeking a declaratory judgment that the ’755 Patent is unenforceable based on alleged inequitable conduct. Bayer has also amended its complaint to seek such a declaration. No trial date has been set.
GSK ’612 Patent Litigation
On March 23, 2010, we and Genentech were issued U.S. Patent No. 7,682,612 (’612 Patent) relating to a method of treating chronic lymphocytic leukemia (CLL) using an anti-CD20 antibody. The patent, which expires in November 2019, covers, among other things, the treatment of CLL with RITUXAN. On March 23, 2010, we and Genentech filed a lawsuit in the United States District Court for the Southern District of California against Glaxo Group Limited and GlaxoSmithKline LLC (collectively, GSK) alleging infringement of that patent based upon GSK's manufacture, importation, marketing and sale of ARZERRA, and seeking damages and injunctive relief. GSK counterclaimed for a declaratory judgment of patent invalidity, non-infringement, unenforceability, and inequitable conduct, and requested monetary relief in the form of costs and attorneys' fees.
On November 15, 2011, the court entered a final judgment in favor of GSK on Biogen Idec's and Genentech's claims and on GSK's counterclaim for non-infringement. The court stayed all further proceedings pending the outcome of an appeal by Biogen Idec and Genentech. On April 16, 2013, the United States Court of Appeals for the Federal Circuit affirmed the judgment in favor of GSK, and our petition for rehearing en banc was denied on July 15, 2013.
Novartis V&D ’688 Patent Litigation
On January 26, 2011, Novartis Vaccines and Diagnostics, Inc. (Novartis V&D) filed suit against us in the United States District Court for the District of Delaware, alleging that TYSABRI infringes U.S. Patent No. 5,688,688 “Vector for Expression of a Polypeptide in a Mammalian Cell” (’688 Patent), which was granted in November 1997 and expires in November 2014. Novartis V&D seeks a declaration of infringement, a finding of willful infringement, compensatory damages, treble damages, interest, costs and attorneys' fees. On July 18, 2012, the court granted Novartis V&D leave to add Novartis Pharma AG, an alleged exclusive licensee of the ’688 Patent, as co-plaintiff. We have not formed an opinion that an unfavorable outcome is either “probable” or “remote”, and are unable to estimate the magnitude or range of any potential loss. We believe that we have good and valid defenses to the complaint and will vigorously defend against it. A trial on liability has been set for January 2014.
Italian National Medicines Agency
In the fourth quarter of 2011, Biogen Idec SRL received a notice from the Italian National Medicines Agency (Agenzia Italiana del Farmaco or AIFA) stating that sales of TYSABRI for the period from February 2009 through February 2011 exceeded by EUR30.7 million a reimbursement limit established pursuant to a Price Determination Resolution (Price Resolution) granted by AIFA in December 2006. The Price Resolution set the initial price for the sale of TYSABRI in Italy and limited the amount of government reimbursement “for the first 24 months” of TYSABRI sales. As the basis for the claim, the AIFA notice referred to a 2001 Decree that provides for an automatic 24-month renewal of the terms of all Price Resolutions that are not renegotiated prior to the expiration of their term.
On November 17, 2011, Biogen Idec SRL responded to AIFA that the reimbursement limit in the Price Resolution by its terms applied only to the first 24 months of TYSABRI sales, which began in February 2007. On December 23, 2011, we filed an appeal in the Regional Administrative Tribunal of Lazio (Il Tribunale Amministrativo Regionale per il Lazio) in Rome against AIFA, seeking a ruling that our interpretation of the Price Resolution is valid and that the position of AIFA is unenforceable, and the appeal is pending. On November 21, 2012, the tribunal ruled that the reimbursement limit would not automatically renew for another 24-month term pending resolution of the dispute.
In June 2013, the Price and Reimbursement Committee of AIFA informed Biogen Idec SRL that sales of TYSABRI for February 2011 through February 2013 exceeded the reimbursement limit in the Price Resolution. We dispute that the reimbursement limit applies to this period for the same reason that we dispute its application to the February 2009 through February 2011 period.

BIOGEN IDEC INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

In July 2013, we reached an agreement in principle with the Price and Reimbursement Committee of AIFA to settle all of AIFA's claims relating to sales of TYSABRI in excess of the reimbursement limit for the periods between February 2009 through February 2013 for an aggregate repayment of EUR33.3 million. As part of this settlement, we also agreed that the reimbursement limit will no longer be in effect as of February 2013. The settlement is pending approval by the Italy Avvocatura Generale dello Stato and the board of directors of AIFA. Upon this approval and the execution of the settlement, we will dismiss our appeal.
Average Manufacturer Price Litigation
On September 6, 2011, we and several other pharmaceutical companies were served with a complaint originally filed under seal on October 28, 2008 in the United States District Court for the Eastern District of Pennsylvania by Ronald Streck (the relator) on behalf of himself and the United States, and the states of New Jersey, California, Rhode Island, Michigan, Montana, Wisconsin, Massachusetts, Tennessee, Oklahoma, Texas, Indiana, New Hampshire, North Carolina, Florida, Georgia, New Mexico, Illinois, New York, Virginia, Delaware, Hawaii, Louisiana, Connecticut, and Nevada (collectively, the States), and the District of Columbia, alleging violations of the False Claims Act, 31 U.S.C. § 3729 et seq. and state and District of Columbia statutory counterparts. The United States and the States have declined to intervene, and the District of Columbia has not intervened. The complaint as amended alleges that Biogen Idec and other defendants underreport Average Manufacturer Price (AMP) information to the Centers for Medicare and Medicaid Services, thereby causing Biogen Idec and the other defendants to underpay rebates under the Medicaid Drug Rebate Program. The relator alleges that the underreporting has occurred because Biogen Idec and other defendants improperly consider various payments that they make to drug wholesalers to be discounts under applicable federal law. On July 3, 2012, the court dismissed all state and federal claims as to AMP submissions before January 1, 2007, and dismissed the remaining state-law claims in whole as to claims under New Mexico law and in part as to claims under the laws of Delaware, New Hampshire, Texas, Connecticut, Georgia, Indiana, Montana, New York, Oklahoma, and Rhode Island. The court denied our motion to dismiss federal law claims as to AMP submissions after January 1, 2007. A trial has been set for September 2014. We have not formed an opinion that an unfavorable outcome under the remaining claims is either “probable” or “remote,” and are unable at this stage of the litigation to form an opinion as to the magnitude or range of any potential loss. We believe that we have good and valid defenses and intend to vigorously defend against the allegations.
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
Knopp Neurosciences Dispute
On February 25, 2013, Knopp filed suit against Biogen Idec International Holding Ltd. in the United States District Court for the District of Massachusetts, alleging that Biogen Idec wrongfully terminated its license agreement with Knopp for the development of a product for ALS. Knopp seeks damages and injunctive relief. Knopp had also sought the transfer of certain biosamples, but the court dismissed that claim with prejudice in June 2013. No trial date has been set for Knopp's remaining claims. We have not formed an opinion that an unfavorable outcome is either “probable” or “remote,” and are unable at this stage of the litigation to form an opinion as to the magnitude or range of any potential loss. We believe that we have good and valid defenses and are vigorously defending against the claims.

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
In 2006, we acquired Fumapharm AG. As part of this acquisition we acquired FUMADERM and TECFIDERA (together, Fumapharm Products). We paid $220.0 million upon closing of the transaction and agreed to pay an additional $15.0 million if a Fumapharm Product is approved for MS in the U.S. or E.U. In the second quarter of 2013, we paid this $15.0 million contingent payment as TECFIDERA was approved in the U.S. for MS by the FDA. We are also required to make the following additional milestone payments to former shareholders of Fumapharm AG based on the attainment of certain cumulative sales levels of Fumapharm Products and the level of total net sales of Fumapharm Products in the prior twelve month period, as defined in the acquisition agreement:

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
These payments will be accounted for as an increase to goodwill as incurred, in accordance with the accounting standard applicable to business combinations when we acquired Fumapharm. Any portion of the payment which is tax deductible will be recorded as a reduction to goodwill. Payments are due within 60 days following the end of the quarter in which the applicable cumulative sales level has been reached.

22.	Segment Information
We operate as one business segment, which is the business of discovering, developing, manufacturing and marketing therapies for the treatment of multiple sclerosis and other autoimmune disorders, neurodegenerative diseases and hemophilia and therefore, our chief operating decision-maker manages the operations of our company as a single operating segment.

23.	Subsequent Events
On July 1, 2013, we entered into a Platform Agreement with Adimab LLC (Adimab). Pursuant to the agreement, Adimab granted us a non-exclusive license to its proprietary antibody discovery platform. We will record this arrangement as an R&D asset as we plan to use the technology in various R&D activities.

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
In the near term, our revenues are dependent upon continued sales of our four principal products, AVONEX, TYSABRI, TECFIDERA and RITUXAN. In the longer term, our revenue growth will be dependent upon the successful clinical development, regulatory approval and launch of new commercial products, our ability to obtain and maintain patents and other rights related to our marketed products and assets originating from our research and development efforts, and successful execution of external business development opportunities. As part of our ongoing research and development efforts, we have devoted significant resources to conducting clinical studies to advance the development of new pharmaceutical products and to explore the utility of our existing products in treating disorders beyond those currently approved in their labels.
Financial Highlights
The following table is a summary of financial results achieved:

	For the Three Months Ended June 30,
(In millions, except per share amounts and percentages)	2013 (1)	2012	Change %
Total revenues	$1,723.5	$1,421.0	21.3%
Income from operations	$662.5	$505.7	31.0%
Net income attributable to Biogen Idec Inc.	$490.7	$386.8	26.8%
Diluted earnings per share attributable to Biogen Idec Inc.	$2.06	$1.61	27.8%

(1)
Total revenues for the three months ended June 30, 2013 includes 100% of net revenues related to sales of TYSABRI as a result of our acquisition of TYSABRI rights from Elan on April 2, 2013 and net revenues related to sales of TECFIDERA, our new oral first-line treatment for people with relapsing forms of multiple sclerosis (MS), which was approved by the FDA in March 2013 and commenced commercial sales in April 2013.

As described below under “Results of Operations,” our operating results for the three months ended June 30, 2013 reflect the following:

•
Worldwide TECFIDERA revenues totaled $192.1 million in the second quarter of 2013. Approximately $82.0 million of the second quarter's sales represents inventories held by wholesalers and specialty pharmacies in anticipation of patient demand.

•	Worldwide AVONEX revenues totaled $774.4 million in the second quarter of 2013, representing an increase of 1.6% over the same period in 2012.

•
Worldwide TYSABRI revenues totaled $386.8 million in the second quarter of 2013, representing an increase of 37.9% over the same period in 2012. The increase in revenue is primarily due to 100% of net U.S. revenue being recognized as a result of our acquisition of TYSABRI rights.

•	Our share of RITUXAN revenues totaled $288.8 million in the second quarter of 2013, representing an increase of 1.5% over the same period in 2012.

•
Total cost and expenses increased 16.5% in the second quarter of 2013, compared to the same period in 2012. This increase was primarily the result of a 65.9% increase in cost of sales, a 57.3% increase in amortization of acquired intangible assets and a 42.8% increase in selling, general and administrative costs partially offset by a 100.0% decrease in collaboration profit sharing over the same period in 2012. These increases primarily reflect increases in payments due to Elan and other third parties as well as amortization of acquired intangible assets based on worldwide net sales of TYSABRI as a result of our acquisition of TYSABRI rights, costs incurred in connection with our product launch of TECFIDERA in the U.S. and potential product launches of ELOCTATE (recombinant factor VIII Fc fusion protein) and ALPROLIX (recombinant factor IX Fc fusion protein), partially offset by the elimination of collaboration profit sharing.

We generated $804.2 million of net cash flows from operations for the six months ended June 30, 2013, which were primarily driven by earnings. Cash, cash equivalents and marketable securities totaled approximately $774.8 million as of June 30, 2013.
Acquisitions
On April 2, 2013, we acquired full ownership of, and strategic, commercial and decision-making rights to, TYSABRI from Elan. Upon the closing of the transaction, our collaboration agreement with Elan was terminated. For additional information related to this transaction, please read Note 2, Acquisitions to our condensed consolidated financial statements included within this report.
Business Environment
We conduct our business within the biotechnology and pharmaceutical industries, which are highly competitive. Many of our competitors are working to develop or have commercialized products similar to those we market or are developing, including oral and other alternative formulations that may compete with AVONEX, TYSABRI, TECFIDERA or other products we are developing. In addition, the commercialization of certain of our own approved products and pipeline product candidates may negatively impact future sales of AVONEX, TYSABRI, TECFIDERA or all three. We may also face increased competitive pressures from the emergence of biosimilars, generic versions of TECFIDERA or related prodrug derivatives. In the U.S., AVONEX, TYSABRI, and RITUXAN are licensed under the Public Health Service Act (PHSA) as biological products. In March 2010, U.S. healthcare reform legislation amended the PHSA to authorize the FDA to approve biological products, known as biosimilars, that are similar to or interchangeable with previously approved biological products based upon potentially abbreviated data packages.
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
The American Taxpayer Relief Act of 2012
The American Taxpayer Relief Act of 2012 (ATRA) was passed by the House of Representatives and the Senate on January 1, 2013, and was signed into law by the President on January 2, 2013. The ATRA, among other things, extends through 2013 an array of temporary business and individual tax provisions and temporarily delayed the implementation of certain spending reductions (known as “sequestration”) until March 1, 2013. We do not expect that the ATRA will have a material impact on our financial position or results of operation.

Key Pipeline and Product Developments
TECFIDERA
In March 2013, the FDA approved TECFIDERA, our first-line oral treatment for people with relapsing forms of MS. The FDA approval was based on TECFIDERA's comprehensive development program, in which TECFIDERA demonstrated significant reductions in MS disease activity coupled with favorable safety and tolerability in the Phase 3 DEFINE and CONFIRM studies. We commenced our commercial launch of TECFIDERA in the U.S. in April 2013.
In March 2013, we also received a positive opinion from the Committee for Medicinal Products for Human Use (CHMP) in the European Union (E.U.) recommending a marketing authorization be granted for TECFIDERA. The CHMP's recommendation was referred to the European Commission, which grants marketing authorization for medicines in the E.U.
We are seeking to launch TECFIDERA in the E.U. with patent and regulatory data protection. We were granted a European patent that extends until 2028 and covers the expected E.U. TECFIDERA label dose of 480 mg. We believe TECFIDERA is also entitled to regulatory data protection in the E.U. and are working to make TECFIDERA's entitlement to regulatory data protection in the E.U. clear to all parties prior to launch. It is difficult to predict the precise timing or outcome of this process, which has delayed the anticipated approval of TECFIDERA in the E.U.
TECFIDERA was approved in Canada in April 2013 and Australia in July 2013.
We acquired TECFIDERA as part of our acquisition of Fumapharm AG in 2006. For more information about this acquisition and associated milestone obligations, please read the subsection entitled “Contractual Obligations and Off-Balance Sheet Arrangements – Contingent Consideration” of this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
ELOCTATE (recombinant factor VIII Fc fusion protein) and ALPROLIX (recombinant factor IX Fc fusion protein)
We submitted a Biologics License Application to the FDA for marketing approval of ELOCTATE in hemophilia A, a rare inherited disorder which inhibits blood coagulation, during the first quarter of 2013. The regulatory submission was based on the positive results from the Phase 3 study known as A-LONG. In May 2013, the FDA accepted our application for ELOCTATE and granted us a standard review timeline.
We submitted a Biologics License Application to the FDA for marketing approval of ALPROLIX in hemophilia B, a rare inherited disorder which inhibits blood coagulation, during the fourth quarter of 2012. The regulatory submission was based on the positive results from the Phase 3 study known as B-LONG. In March 2013, the FDA accepted our application for ALPROLIX and granted us a standard review timeline.
We collaborate with Swedish Orphan Biovitrum AB on the development and commercialization of ELOCTATE and ALPROLIX. For information about this collaboration, please read Note 21, Collaborative and Other Relationships to our consolidated financial statements included within our 2012 Form 10-K.
PLEGRIDY (Peginterferon beta-1a)
During the second quarter of 2013, we submitted a Biologics License Application to the FDA for marketing approval of PLEGRIDY in relapsing forms of MS. The regulatory submission was based on the results from the first year of the two-year global Phase 3 ADVANCE study. During the second quarter of 2013, we also submitted a Marketing Authorisation Application (MAA) for PLEGRIDY in relapsing forms of MS to the European Medicines Agency (EMA). The FDA and the EMA recently accepted our applications and granted us a standard review timeline.

Results of Operations
Revenues
Revenues are summarized as follows:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
(In millions, except percentages)	2013		2012		2013		2012
Product revenues:
United States	$887.6	51.5%	$557.5	39.2%	$1,492.5	47.6%	$1,045.4	38.5%
Rest of world	498.3	28.9%	519.3	36.5%	989.2	31.5%	1,006.9	37.1%
Total product revenues	1,385.9	80.4%	1,076.8	75.8%	2,481.7	79.1%	2,052.3	75.6%
Unconsolidated joint business	288.8	16.8%	284.6	20.0%	553.4	17.6%	569.2	21.0%
Other revenues	48.8	2.8%	59.6	4.2%	103.5	3.3%	91.5	3.4%
Total revenues	$1,723.5	100.0%	$1,421.0	100.0%	$3,138.6	100.0%	$2,713.0	100.0%
Product Revenues
Product revenues are summarized as follows:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
(In millions, except percentages)	2013		2012		2013		2012
AVONEX	$774.4	55.9%	$762.1	70.8%	$1,520.5	61.3%	$1,423.7	69.4%
TYSABRI	386.8	27.9%	280.4	26.0%	699.0	28.2%	566.0	27.6%
TECFIDERA	192.1	13.9%	—	—%	192.1	7.7%	—	—%
Other product revenues	32.6	2.4%	34.3	3.2%	70.1	2.8%	62.6	3.1%
Total product revenues	$1,385.9	100.0%	$1,076.8	100.0%	$2,481.7	100.0%	$2,052.3	100.0%
AVONEX
Revenues from AVONEX are summarized as follows:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
(In millions, except percentages)	2013	2012	Change %	2013	2012	Change %
United States	$479.4	$464.3	3.3%	$970.9	$864.8	12.3%
Rest of world	295.0	297.8	(0.9)%	549.6	558.9	(1.7)%
Total AVONEX revenues	$774.4	$762.1	1.6%	$1,520.5	$1,423.7	6.8%
For the three months ended June 30, 2013, compared to the same period in 2012, the increase in U.S. AVONEX revenues was primarily due to price increases partially offset by a 5% decrease in unit sales volume, which was attributable in part to patients transitioning to our TECFIDERA therapy. For the six months ended June 30, 2013, compared to the same period in 2012, the increase in U.S. AVONEX revenues was primarily due to price increases and a 1% increase in unit sales volume. U.S. AVONEX unit sales volume for the prior year six months ended June 30, 2012 was negatively impacted by a decrease in commercial demand due in part to an unexpected shift in ordering patterns, the transition of pharmacy service providers for a major benefit plan in January 2012 and a recall of a limited amount of AVONEX product that demonstrated a trend in oxidation that may have led to expiry of the product earlier than stated on its label.

For the three and six months ended June 30, 2013, compared to the same periods in 2012, the decrease in rest of world AVONEX revenues was primarily due to pricing reductions resulting from austerity measures enacted in some countries partially offset by increased unit demand primarily in Europe and Brazil. Increased demand resulted in increases of approximately 3% and 2%, respectively, in rest of world AVONEX unit sales volume for the three and six months ended June 30, 2013, over the prior year comparative periods. The change in rest of world AVONEX revenues for the three and six months ended June 30, 2013, compared to the same periods in 2012, also reflects a decrease in gains recognized in relation to the settlement of certain cash flow hedge instruments under our foreign currency hedging program, as well as the negative impacts of foreign currency exchange rates.
Gains recognized in relation to the settlement of certain cash flow hedge instruments under our foreign currency hedging program totaled $0.1 million and $0.9 million, respectively, for the three and six months ended June 30, 2013, compared to $10.0 million and $13.9 million, respectively, in the prior year comparative periods.
We expect AVONEX to continue facing increased competition in the MS marketplace in both the U.S. and rest of world. We and a number of other companies are working to develop or have commercialized additional treatments for MS, including oral and other alternative formulations that may compete with AVONEX. The launch and growth of TECFIDERA and the commercialization of certain of our own products, such as PLEGRIDY, may also negatively impact future sales of AVONEX. Increased competition also may lead to reduced unit sales of AVONEX, as well as increasing price pressures particularly in geographic markets outside the U.S.
TYSABRI
Revenues from TYSABRI are summarized as follows:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
(In millions, except percentages)	2013	2012	Change %	2013	2012	Change %
United States	$217.9	$93.2	133.8%	$331.3	$180.6	83.4%
Rest of world	168.9	187.2	(9.8)%	367.7	385.4	(4.6)%
Total TYSABRI revenues	$386.8	$280.4	37.9%	$699.0	$566.0	23.5%
The increase in U.S. TYSABRI revenue for the three and six months ended June 30, 2013, compared to the same periods in 2012, is primarily due to our recognition, starting in April 2013, of 100% of net revenues on TYSABRI in-market sales due to our acquisition of the remaining TYSABRI rights and increases in TYSABRI prices.
For the three months ended June 30, 2013, compared to the same period in 2012, our revenues increased due to our acquisition of TYSABRI rights, partially offset by a 5% decrease in unit sales volume, which was attributable in part to patients transitioning to our TECFIDERA MS therapy.
For the six months ended June 30, 2013, compared to the same period in 2012, our revenues increased due to our acquisition of TYSABRI rights, price increases and an 8% increase in unit sales volume.
Based on data reported by Elan and our sales to third party customers from April 2, 2013 to June 30, 2013, total U.S. TYSABRI in-market sales were $217.9 million and $211.5 million for the three months ended June 30, 2013 and 2012, respectively. For the six months ended June 30, 2013 and 2012, total U.S. TYSABRI in-market sales were $475.3 million and $412.5 million, respectively. The increase in the three months ended June 30, 2013 in-market sales compared to the prior year comparable period is due to price increases offset by a reduction in unit sales volume. The unit sales volume decline is principally the result of lower shipments in the second quarter of 2013 as our distributor increased its inventory levels in March 2013 in anticipation of our acquisition of TYSABRI rights. The increase in the six months ended June 30, 2013 compared to the prior year comparable period is due to price increases and an increase in unit sales volume.
For the three and six months ended June 30, 2013, compared to the same period in 2012, the decrease in rest of world TYSABRI revenues was primarily due to an EUR15.4 million ($20.0 million) reduction in revenues for a probable settlement of outstanding claims by AIFA relating to sales of TYSABRI in Italy in excess of a reimbursement limit and pricing reductions from austerity measures enacted in some countries, partially offset by increased unit demand primarily in Emerging Markets. Increased demand resulted in increases of approximately 5% in rest of world TYSABRI unit sales volume for the three and six months ended June 30, 2013, over the prior year comparative periods. The change in rest of world TYSABRI revenues for the three and six months ended June 30, 2013, compared to the same periods in 2012, also reflects a decrease in gains recognized in relation to the settlement of certain cash flow hedge instruments under our foreign currency hedging program, as well as the negative impacts of foreign currency exchange rates.

Gains recognized in relation to the settlement of certain cash flow hedge instruments under our foreign currency hedging program totaled $0.0 million and $0.3 million, respectively, for the three and six months ended June 30, 2013, compared to $3.6 million and $5.1 million, respectively, in the prior year comparative periods.
For additional information relating to the agreement in principle with AIFA, please read Note 3, Accounts Receivable to our condensed consolidated financial statements included in this report. As described in Note 3, the settlement with AIFA is pending approval by the Italy Avvocatura Generale dello Stato and the board of directors with AIFA, which we expect to occur in the second half of 2013. Upon approval of the settlement, any deferred revenue related to the periods subsequent to February 2011 that is in excess of the settlement will be recognized as revenue. Currently, we expect to record at least $80 million of incremental revenue.
We expect TYSABRI to continue facing increased competition in the MS marketplace in both the U.S. and rest of world. We and a number of other companies are working to develop or have commercialized additional treatments for MS, including oral and other alternative formulations that may compete with TYSABRI. In addition, the launch and growth of TECFIDERA and the commercialization of certain of our own products may negatively impact future sales of TYSABRI. Increased competition may also lead to reduced unit sales of TYSABRI, as well as increasing price pressure. In addition, safety warnings included in the TYSABRI label, such as the risk of progressive multifocal leukoencephalopathy (PML), and any future safety-related label changes, may limit the growth of TYSABRI unit sales. We continue to research and develop protocols and therapies that may reduce risk and improve outcomes of PML in patients. Our efforts to stratify patients into lower or higher risk for developing PML, including through the JCV antibody assay, and other on-going or future clinical trials involving TYSABRI may have a negative impact on prescribing behavior, which may result in decreased product revenues from sales of TYSABRI.
TECFIDERA
Revenues from TECFIDERA are summarized as follows:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
(In millions, except percentages)	2013	2012	Change %	2013	2012	Change %
United States	$190.3	$—	**	$190.3	$—	**
Rest of world	1.8	—	**	1.8	—	**
Total TECFIDERA revenues	$192.1	$—	**	$192.1	$—	**
During the six months ended June 30, 2013, we received marketing approval for TECFIDERA in the U.S. and Canada. U.S. sales began in April 2013.
Approximately $82.0 million of the second quarter's sales represents inventories held by wholesalers and specialty pharmacies in anticipation of patient demand. Current quarter sales likely benefited from a high degree of awareness among MS patients concerning TECFIDERA prior to its commercial launch, resulting in strong initial demand from both patients naïve to treatment and those switching from another therapy.
In the first quarter subsequent to its commercial launch in the United States, the majority of new patients taking TECFIDERA have switched from a different MS therapy, including our products AVONEX and TYSABRI. We believe that the previous therapy of these new TECFIDERA patients is roughly proportionate to the current market share distribution of all products currently approved to treat relapsing remitting MS. As TECFIDERA has only been approved for three months, we have a very limited product history and it is difficult to estimate trends of future product sales of TECFIDERA and the resulting impact on sales and market share of our other therapies and other competing MS therapies.

Other Product Revenues
Other product revenues are summarized as follows:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
(In millions, except percentages)	2013	2012	Change %	2013	2012	Change %
FAMPYRA	$16.8	$19.7	(14.7)%	$40.0	$34.7	15.3%
FUMADERM	15.8	14.6	8.2%	30.1	27.9	7.9%
Total other product revenues	$32.6	$34.3	(5.0)%	$70.1	$62.6	12.0%
We have a license from Acorda to develop and commercialize FAMPYRA in all markets outside the U.S. For information about our relationship with Acorda, please read Note 21, Collaborative and Other Relationships to our consolidated financial statements included within our 2012 Form 10-K.
For the three months ended June 30, 2013, compared to the same period in 2012, the decrease in FAMPYRA revenue was primarily due to pricing reductions in Germany partially offset by increased demand. For the six months ended June 30, 2013, compared to the same period in 2012, the increase in FAMPYRA revenue was due to the recognition of deferred revenue and increased demand, partially offset by pricing reductions resulting from austerity measures enacted in some countries. FAMPYRA revenues for the six months ended June 30, 2013 includes the recognition of revenues previously deferred in Germany as a result of finalizing the contract that included the final negotiated fixed price, which was higher than the lowest point of the initial range cited by the German pricing authority.
Unconsolidated Joint Business Revenues
We collaborate with Genentech on the development and commercialization of RITUXAN. For additional information related to this collaboration, including information regarding the pre-tax co-promotion profit sharing formula for RITUXAN and its impact on future unconsolidated joint business revenues, please read Note 21, Collaborative and Other Relationships to our consolidated financial statements included within our 2012 Form 10-K.
Revenues from unconsolidated joint business are summarized as follows:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
(In millions, except percentages)	2013	2012	Change %	2013	2012	Change %
Biogen Idec’s share of co-promotion profits in the U.S.	$269.7	$259.0	4.1%	$551.1	$516.8	6.6%
Reimbursement of selling and development expenses in the U.S.	0.8	0.3	166.7%	1.3	0.6	116.7%
Revenue on sales of RITUXAN in the rest of world	18.3	25.3	(27.7)%	1.0	51.8	(98.1)%
Total unconsolidated joint business revenues	$288.8	$284.6	1.5%	$553.4	$569.2	(2.8)%
For the six months ended June 30, 2013, compared to the same period in 2012, our share of RITUXAN revenues from unconsolidated joint business reflects a charge for damages and interest awarded to Hoechst in Genentech's arbitration with Hoechst. As disclosed in Note 20, Litigation to our condensed consolidated financial statements included within this report, Genentech and Hoechst have been arbitrating Hoechst's claims under a license agreement between Hoechst's predecessor and Genentech that was terminated in October 2008. The license agreement provided for royalty payments of 0.5% on net sales of certain products defined by the agreement.
Although we are not a party to the arbitration, we expect the damages to be a cost charged to our collaboration with Genentech. Accordingly, we reduced our share of RITUXAN revenue from unconsolidated joint business by approximately $41.5 million during the six months ended June 30, 2013, of which revenue on sales of RITUXAN in the rest of world was reduced by $37.6 million and co-promotion profits in the U.S. by $3.9 million.

Biogen Idec’s Share of Co-Promotion Profits in the U.S.
The following table provides a summary of amounts comprising our share of pre-tax co-promotion profits in the U.S.:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
(In millions, except percentages)	2013	2012	Change %	2013	2012	Change %
Product revenues, net	$810.7	$784.1	3.4%	$1,675.3	$1,576.3	6.3%
Costs and expenses	136.4	139.1	(1.9)%	285.1	275.6	3.4%
Pre-tax co-promotion profits in the U.S.	674.3	645.0	4.5%	1,390.2	1,300.7	6.9%
Biogen Idec's share of pre-tax co-promotion profits in the U.S.	$269.7	$259.0	4.1%	$551.1	$516.8	6.6%
For the three and six months ended June 30, 2013, compared to the same periods in 2012, the increase in U.S. RITUXAN product revenues was primarily due to price increases and an increase in commercial demand. Increased commercial demand was approximately 2% and 3%, respectively, in U.S. RITUXAN unit sales volume for the three and six months ended June 30, 2013, over the prior year comparative periods.
For the three months ended June 30, 2013, compared to the same period in 2012, the decrease in total collaboration cost and expense was primarily due to a decrease in sales and marketing expenses incurred by the collaboration and a decline in expenditures for the development of RITUXAN in other indications. Total collaboration cost and expenses for the six months ended June 30, 2013, compared to the same period in 2012, increased primarily as a result of a $3.9 million charge for damages and interest awarded to Hoechst, as discussed above.
For the six months ended June 30, 2013 and 2012, we have increased our share of co-promotion profits in the U.S. by approximately $8.9 million and $6.5 million, respectively, to reflect our interpretation of a proposed rule within the 2010 healthcare reform legislation related to changes in the exclusion of orphan drugs under Section 340B of the Public Health Services Act. The cumulative amount of these adjustments is $35.2 million, which is reflected as an amount due from Genentech in our condensed consolidated balance sheets. In July 2013, the Department of Health and Human Services issued its final rule, Exclusion of Orphan Drugs for Certain Covered Entities Under 340B Program, which we believe is consistent with our previous interpretation.
Under our collaboration agreement, our current pre-tax co-promotion profit-sharing formula, which resets annually, provides for a 40% share of pre-tax co-promotion profits if co-promotion operating profits exceed $50.0 million. The 40% threshold was met during the first quarter of 2013 and 2012.
Revenue on Sales of RITUXAN in the Rest of the World
Revenue on sales of RITUXAN in the rest of world consists of our share of pre-tax co-promotion profits in Canada and royalty revenue on sales of RITUXAN outside the U.S. and Canada. For the three months ended June 30, 2013, compared to the same period in 2012, revenue on sales of RITUXAN in the rest of world decreased due to the expirations of royalties on a country-by-country basis. For the six months ended June 30, 2013 compared to the same period in 2012, revenue on sales of RITUXAN in the rest of world decreased as a result of a $37.6 million charge for damages and interest awarded to Hoechst, as discussed above, as well as the expirations of royalties on a country-by-country basis.
The royalty period for sales in the rest of world with respect to all products is 11 years from the first commercial sale of such product on a country-by-country basis. The royalty periods for substantially all of the remaining royalty-bearing sales of RITUXAN in the rest of world markets expired during 2012.
Other Revenues
Other revenues are summarized as follows:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
(In millions, except percentages)	2013	2012	Change %	2013	2012	Change %
Royalty revenues	$38.1	$37.1	2.7%	$70.9	$65.9	7.6%
Corporate partner revenues	10.7	22.5	(52.4)%	32.6	25.6	27.3%
Total other revenues	$48.8	$59.6	(18.1)%	$103.5	$91.5	13.1%

Royalty Revenues
We receive royalties from net sales on products related to patents that we licensed. Our most significant source of royalty revenue is derived from net worldwide sales of ANGIOMAX, which is licensed to The Medicines Company (TMC). Royalty revenues from the net worldwide sales of ANGIOMAX are recognized in an amount equal to the level of net sales achieved during a calendar year multiplied by the royalty rate in effect for that tier under our agreement with TMC. The royalty rate increases based upon which tier of total net sales are earned in any calendar year. During 2012, we amended our agreement with TMC for the period from January 1, 2013 to December 15, 2014 to modestly increase the royalty rate in effect for all tiers. For the three and six months ended June 30, 2013, compared to the same periods in 2012, the increase in royalty revenues is primarily related to the increase in the royalty rate as well as an increase in the net worldwide sales of ANGIOMAX.
For additional information on our U.S. patent that covers ANGIOMAX, please read the subsection entitled “Other Revenues – Royalty Revenues” of the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included within our 2012 Form 10-K.
Corporate Partner Revenues
Our corporate partner revenues include amounts earned upon delivery of product under contract manufacturing agreements, revenues related to our arrangement with Samsung Bioepis and Eisai and supply agreement revenues covering products previously included within our product line that we have sold or exclusively licensed to third parties.
For the three months ended June 30, 2013, compared to the same period in 2012, the decrease in corporate partner revenues was primarily due to lower contract manufacturing revenues partially offset by increased revenue from our biosimilar arrangements. For the six months ended June 30, 2013, compared to the same period in 2012, the increase in corporate partner revenues was primarily due to increased revenue from our biosimilar arrangements and an amendment to our Zevalin supply agreement, which resulted in the delivery of our remaining Zevalin inventory and the recognition of a previously deferred amount. Zevalin is a program we sold in 2007 but have continued to manufacture. As part of the amendment, we have committed to one additional Zevalin manufacturing campaign.
For additional information on our relationship with Samsung Bioepis, please read Note 19, Collaborative and Other Relationships to our condensed consolidated financial statements included within this report. For additional information on our relationship with Eisai, please read Note 10, Property, Plant and Equipment to our condensed consolidated financial statements included within this report.
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
Reserves for discounts, contractual adjustments and returns that reduced gross product revenues are summarized as follows:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
(In millions, except percentages)	2013	2012	Change %	2013	2012	Change %
Discounts	$80.3	$29.8	169.5%	$115.2	$55.5	107.6%
Contractual adjustments	186.4	108.1	72.4%	326.7	214.3	52.4%
Returns	7.1	0.8	787.5%	11.0	11.9	(7.6)%
Total allowances	$273.8	$138.7	97.4%	$452.9	$281.7	60.8%
Gross product revenues	$1,659.6	$1,215.5	36.5%	$2,934.5	$2,334.0	25.7%
Percent of gross product revenues	16.5%	11.4%		15.4%	12.1%

As a result of our acquisition of TYSABRI rights from Elan, we began recognizing reserves for discounts and allowances for U.S. TYSABRI revenue in the second quarter of 2013. Prior periods included reserves for discounts and allowances for rest of world TYSABRI revenue and worldwide AVONEX revenue only. In addition, as a result of the FDA approval of TECFIDERA in late March 2013 and our start of commercial sales in the second quarter of 2013, we began recognizing reserves for discounts and allowances related to U.S. TECFIDERA revenue. Gross product revenues for the three and six months ended June 30, 2012 includes sales of TYSABRI to Elan under our collaboration agreement, which did not have any corresponding reserves for discounts and allowances.
Discount reserves include trade term discounts and wholesaler incentives. In addition to the above, the increase in discount reserves for the three and six months ended June 30, 2013 compared to the same periods in 2012, was primarily driven by trade term and volume discounts.
Contractual adjustment reserves relate to Medicaid and managed care rebates, VA, PHS discounts and other government rebates or applicable allowances. In addition to the above, the increase in contractual adjustments for the three and six months ended June 30, 2013, compared to the same periods in 2012, was primarily due to an increase in U.S. governmental rebates and allowances as a result of price increases and AVONEX volume increases year-over-year.
Product return reserves are established for returns made by wholesalers. In accordance with contractual terms, wholesalers are permitted to return product for reasons such as damaged or expired product. The majority of wholesaler returns are due to product expiration. Reserves for product returns are recorded in the period the related revenue is recognized, resulting in a reduction to product sales. For the three months ended June 30, 2013 compared to the same period in 2012, return reserves increased primarily due to our acquisition of TYSABRI rights and the FDA approval and start of commercial sales of TECFIDERA, as discussed above, as well as adjustments in prior quarters' estimates. For the six months ended June 30, 2013 compared to the same period in 2012, return reserves decreased primarily due to returns associated with a voluntary withdrawal of a limited amount of AVONEX product in the first quarter of 2012 that demonstrated a trend in oxidation that may have led to expiry earlier than stated on its label and adjustments to prior quarters' estimates, partially offset by our acquisition of TYSABRI rights and the FDA approval and start of commercial sales of TECFIDERA, as discussed above.
Cost and Expenses
A summary of total cost and expenses is as follows:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
(In millions, except percentages)	2013	2012	Change %	2013	2012	Change %
Cost of sales, excluding amortization of acquired intangible assets	$230.7	$139.1	65.9%	$364.5	$272.3	33.8%
Research and development	327.5	329.6	(0.6)%	611.8	685.5	(10.8)%
Selling, general and administrative	431.0	301.8	42.8%	783.6	601.9	30.2%
Amortization of acquired intangible assets	82.2	52.3	57.3%	133.5	98.2	35.9%
Collaboration profit sharing	—	78.5	(100.0)%	85.4	164.4	(48.1)%
(Gain) loss on fair value remeasurement of contingent consideration	(5.2)	12.9	(140.2)%	(2.9)	14.1	(120.4)%
Restructuring charge	—	1.1	(100.0)%	—	1.4	(100.0)%
Total cost and expenses	$1,066.3	$915.2	16.5%	$1,975.9	$1,837.9	7.5%

Cost of Sales, Excluding Amortization of Acquired Intangible Assets (Cost of Sales)

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
(In millions, except percentages)	2013	2012	Change %	2013	2012	Change %
Product cost of sales	$93.0	$91.3	1.9%	$180.9	$181.2	(0.2)%
Royalty cost of sales	$137.7	$47.8	188.1%	$183.6	$91.1	101.5%
Total cost of sales	$230.7	$139.1	65.9%	$364.5	$272.3	33.8%
For the three and six months ended June 30, 2013, compared to the same periods in 2012, the increase in cost of sales was primarily driven by our acquisition of TYSABRI rights. Upon the closing of the transaction, we began recording 100% of cost of sales and third party royalties, which previously were shared with Elan. Our contingent payments due to Elan are also recorded as a component of royalty cost of sales. For additional information on the contingent payments due to Elan, please read Note 2, Acquisitions to our condensed consolidated financial statements included within this report. In addition, for the three and six months ended June 30, 2013, compared to the same periods in 2012, the increase in cost of sales was driven by higher unit sales volume and an increase in amounts written down related to excess, obsolete, unmarketable or other inventory partially offset by lower production costs and expiration of a third party royalty related to AVONEX.
Inventory amounts written down related to excess, obsolete, unmarketable, or other are charged to cost of sales, and totaled $7.0 million and $10.8 million, respectively, for the three and six months ended June 30, 2013, as compared to $1.2 million and $10.6 million, respectively, in the prior year comparative periods.
Research and Development

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
(In millions, except percentages)	2013	2012	Change %	2013	2012	Change %
Marketed products	$60.3	$32.0	88.4%	$104.0	$62.7	65.9%
Late stage programs	71.9	118.8	(39.5)%	143.6	245.3	(41.5)%
Early stage programs	24.9	22.5	10.7%	50.5	42.4	19.1%
Research and discovery	26.9	24.7	8.9%	50.3	48.6	3.5%
Other research and development costs	138.0	118.0	16.9%	257.4	243.6	5.7%
Milestone and upfront payments	5.5	13.6	(59.6)%	6.0	43.0	(86.0)%
Total research and development	$327.5	$329.6	(0.6)%	$611.8	$685.6	(10.8)%
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
For the three and six months ended June 30, 2013, compared to the same periods in 2012, the decrease in research and development expense was primarily related to a decrease in costs incurred in connection with our late stage programs and a decrease in upfront and milestone payments partially offset by an increase in costs incurred in connection with our marketed products and early stage programs. The decrease in spending associated with our late stage product candidates was driven by the discontinuation of dexpramipexole, decreased clinical trial activity associated with our ELOCTATE and ALPROLIX product candidates, as these clinical trials concluded in 2012, and the FDA approval of TECFIDERA in the U.S. during the first quarter of 2013. The increase in spending associated with marketed products is related to TECFIDERA, which is now recorded in this caption, and costs associated with TYSABRI, which previously were shared with Elan and are now recorded by us. In addition, research and development expense for the six months ended June 30, 2012 included the $29.0 million and $12.0 million upfront payments made to Isis Pharmaceuticals, Inc. (Isis) in January and June 2012 upon entering into an agreement for the development of Isis’ antisense investigational drug ISIS-SMNRx for the treatment of spinal muscular atrophy (SMA) and product candidates related to the treatment of myotonic dystrophy (DM1), respectively.

Research and development expense related to our early stage programs increased over the prior year comparative periods primarily due to costs incurred in the advancement of our Anti-LINGO program in multiple sclerosis, our BIIB037 program for Alzheimer’s disease, our Neublastin program for neuropathic pain, and an increase in spending incurred in connection with our development of STX-100 for the treatment of idiopathic pulmonary fibrosis.
We intend to continue committing significant resources to targeted research and development opportunities where there is a significant unmet need and where the drug candidate has the potential to be highly differentiated. Specifically, we intend to continue to invest in bringing forward our MS pipeline and in pursuing additional therapies for autoimmune disorders, neurodegenerative diseases and hemophilia as well as make investments to enhance our early stage pipeline.
Selling, General and Administrative

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
(In millions, except percentages)	2013	2012	Change %	2013	2012	Change %
Selling, general and administrative	$431.0	$301.8	42.8%	$783.6	$601.9	30.2%
For the three and six months ended June 30, 2013, compared to the same periods in 2012, the increase in selling, general and administrative expense was primarily driven by costs associated with developing commercial capabilities for the product launch of TECFIDERA and the potential product launches of ELOCTATE and ALPROLIX, and an increase in sales and marketing activities in support of AVONEX and TYSABRI. The increase in sales and marketing activities in support of TYSABRI were primarily driven by assuming 100% responsibility of activities as a result of the acquisition of TYSABRI rights. The successful commercialization of potential new products requires significant investments, such as sales force build and development, training, and other related activities. In addition, the increase in selling, general, and administrative expense was driven by an increase in share-based compensation expense and incentive bonus.
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
Amortization of Acquired Intangible Assets

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
(In millions, except percentages)	2013	2012	Change %	2013	2012	Change %
Amortization of acquired intangible assets	$82.2	$52.3	57.3%	$133.5	$98.2	35.9%
For the three and six months ended June 30, 2013, compared to the same periods in 2012, the change in amortization of acquired intangible assets was primarily driven by our acquisition of TYSABRI rights and the amount of amortization recorded in relation to our AVONEX core technology asset.
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
Our most recent long range planning cycle was completed in the third quarter of 2012, which reflected a small decrease in the expected lifetime revenue of AVONEX. The increase in amortization recorded during the three and six months ended June 30, 2013, compared to the same periods in 2012, was primarily due to increased AVONEX revenues recognized.
TYSABRI Rights
The increase in amortization recorded during the three and six months ended June 30, 2013, compared to the same periods in 2012, was related to the $3,178.3 million intangible asset capitalized in connection with our acquisition of TYSABRI rights. In the second quarter of 2013, we began amortizing this intangible asset over the estimated useful life using an economic consumption method based on actual and expected revenue generated from the sales of our TYSABRI product.

We monitor events and expectations regarding product performance. If there are indications that the assumptions underlying our most recent analysis would be different than those utilized within our current estimates, our analysis would be updated and may result in a significant change in the anticipated lifetime revenues of AVONEX or TYSABRI determined during our most recent annual review.
Collaboration Profit Sharing

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
(In millions, except percentages)	2013	2012	Change %	2013	2012	Change %
Collaboration profit sharing	$—	$78.5	(100.0)%	$85.4	$164.4	(48.1)%
Upon the closing of our acquisition of TYSABRI rights, our collaboration agreement was terminated and we no longer record collaboration profit sharing.
(Gain) Loss on Fair Value Remeasurement of Contingent Consideration

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
(In millions, except percentages)	2013	2012	Change %	2013	2012	Change %
(Gain) loss on fair value remeasurement of contingent consideration	$(5.2)	$12.9	(140.2)%	$(2.9)	$14.1	(120.4)%
The consideration for certain of our business combinations includes future payments that are contingent upon the occurrence of a particular factor or factors. For business combinations completed after January 1, 2009, we record a contingent consideration obligation for such contingent consideration payments at its fair value on the acquisition date. We revalue our acquisition-related contingent consideration obligations each reporting period. Changes in the fair value of our contingent consideration obligations, other than changes due to payments, are recognized as a (gain) loss on fair value remeasurement of contingent consideration within our condensed consolidated statements of income. The gain for the three and six months ended June 30, 2013, compared to the same periods in 2012 was primarily due to changes in the probability and expected timing related to the achievement of certain developmental milestones and changes in the discount rate.
Gain on Sale of Rights

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
(In millions, except percentages)	2013	2012	Change %	2013	2012	Change %
Gain on sale of rights	$5.3	$—	**	$10.4	$—	**
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
The payments received during the three and six months ended June 30, 2013 covered the royalty period from October 1, 2012 to March 31, 2013. The remaining payments, which are contingent upon BENLYSTA sales over the period ending September 2014, will be recognized as the payments become due. For additional information related to this transaction, please read Note 4, Gain on Sale of Rights to our consolidated financial statements included within our 2012 Form 10-K.

Other Income (Expense), Net

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
(In millions, except percentages)	2013	2012	Change %	2013	2012	Change %
Other income (expense), net	$(10.4)	$3.0	(453.5)%	$(24.9)	$18.1	(237.5)%
For the three and six months ended June 30, 2013, compared to the same periods in 2012, the decrease in other income (expense), net was due to a decrease in interest income due to lower average cash, cash equivalent and marketable securities balances, higher interest expense as we no longer capitalize interest related to the construction of our Hillerød facility, higher non-income based taxes and higher foreign exchange losses. Other income (expense), net for the six months ended June 30, 2012 included a gain of $9.0 million recognized upon our acquisition of Stromedix in March 2012, which was based on the value derived from the purchase price of our equity interest held in Stromedix prior to its acquisition.
Income Tax Provision

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
(In millions, except percentages)	2013	2012	Change %	2013	2012	Change %
Effective tax rate on pre-tax income	24.4%	23.8%	2.5%	19.6%	22.7%	(13.7)%
Income tax expense	$159.1	$121.0	31.5%	$224.6	$203.2	10.6%
Our effective tax rate fluctuates from year to year due to the global nature of our operations. The factors that most significantly impact our effective tax rate include variability in the allocation of our taxable earnings among multiple jurisdictions, changes in tax laws, the amount and characterization of our research and development expenses, acquisitions, and licensing transactions.
The increase in our tax rate for the three months ended June 30, 2013 compared to the same period in 2012, is primarily attributable to the commercial launch of TECFIDERA in the United States, which has resulted in a higher relative percentage of our earnings being recognized in the U.S., a higher tax jurisdiction. In addition, in 2013 we are recognizing the unfavorable effect of the amortization of the deferred charge relating to the Daclizumab program noted below, reduced expenditures eligible for the orphan drug credit and higher state taxes. These factors were partially offset by the revaluation of uncertain tax positions due to new information received related to our U.S. federal manufacturing deduction discussed below and lower intercompany royalties owed by a foreign wholly owned subsidiary to a U.S. wholly owned subsidiary on the international sales of one of our products.
For the six months ended June 30, 2013, the reduction in our income tax rate compared to the same period in 2012, was primarily the result of a change in our uncertain tax position related to our U.S. federal manufacturing deduction, described below, lower intercompany royalties owed by a foreign wholly owned subsidiary to a U.S. wholly owned subsidiary on the international sales of one of our products and the reinstatement of the federal research and development credit. These favorable items were partially offset by higher relative earnings in the United States from the launch of TECFIDERA, lower orphan drug credits due to reduced expenditures in eligible clinical trials and higher state taxes.
During the three months ended June 30, 2013, we recorded a deferred charge of $203.7 million in connection with certain intercompany transfers of the intellectual property for Daclizumab. The deferred charge will be amortized to income tax expense over the economic life of the Daclizumab program. If the Daclizumab program were to be discontinued, we will accelerate the amortization of this deferred charge and record an expense equal to its remaining net book value.
Accounting for Uncertainty in Income Taxes
During the three months ended March 31, 2013, we received updated technical guidance from the IRS concerning our current and prior year filings and calculation of our U.S. federal manufacturing deduction related to our unconsolidated joint business. Based on this guidance we reevaluated the level of our unrecognized benefits, related to uncertain tax positions, and recorded a $33.0 million benefit, which is net of ancillary federal and state tax effects. This benefit is for a previously unrecognized position and relates to years 2005 through 2012 and is net of a $10.0 million expense for non-income based state taxes, which is recorded in other income (expense) within our condensed consolidated statements of income. During the three months ended June 30, 2013, we remeasured the uncertain tax position upon receiving new information and recorded a net benefit of approximately $7.4 million. In addition, we have been in discussions with the Massachusetts DOR to resolve our outstanding matters and have recorded adjustments to our uncertain tax positions to reflect those discussions.

For more information on the U.S. federal manufacturing deduction, our state tax matter and a detailed income tax rate reconciliation for the three and six months ended June 30, 2013 and 2012, please read Note 16, Income Taxes to our condensed consolidated financial statements included within this report.
Equity in Loss of Investee, Net of Tax

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
(In millions, except percentages)	2013	2012	Change %	2013	2012	Change %
Equity in loss of investee, net of tax	$2.3	$0.5	347.9%	$6.1	$0.5	1,093.7%
In February 2012, we finalized an agreement with Samsung BioLogics that established an entity, Samsung Bioepis, to develop, manufacture and market biosimilar pharmaceuticals. We account for this investment under the equity method of accounting. We recognize our share of the results of operations related to our investment in Samsung Bioepis one quarter in arrears. For the three and six months ended June 30, 2013, compared to the same periods in 2012, the increase in equity in loss of investee, net of tax was due increased clinical trial activity. For additional information related to this transaction, please read Note 19, Collaborative and Other Relationships to our condensed consolidated financial statements included within this report.
Noncontrolling Interests

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
(In millions, except percentages)	2013	2012	Change %	2013	2012	Change %
Net income attributable to noncontrolling interests, net of tax	$—	$0.3	(100.0)%	$—	$—	—%
For the three and six months ended June 30, 2013 and 2012, net income attributable to noncontrolling interests, net of tax, consisted of the current results allocated to the third party equity interests for consolidated entities where we own or are exposed to less than 100% of the economics.
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
Our net income may also fluctuate due to the impact of our foreign currency hedging program, which is designed to mitigate, over time, a portion of the impact resulting from volatility in exchange rate changes on revenues. We use foreign currency forward contracts to manage foreign currency risk with the majority of our forward contracts used to hedge certain forecasted revenue transactions denominated in foreign currencies in the next 14 months. For a more detailed disclosure of our hedges outstanding, please read Note 9, Derivative Instruments to our condensed consolidated financial statements included within this report. Our ability to mitigate the impact of exchange rate changes on revenues and net income diminishes as significant exchange rate fluctuations are sustained over extended periods of time. Other foreign currency gains or losses arising from our operations are recognized in the period in which we incur those gains or losses.

Pricing Pressure
Governments in a number of international markets in which we operate, including Germany, France, Italy, the United Kingdom, Portugal and Spain, have announced or implemented measures aimed at reducing healthcare costs to constrain the overall level of government expenditures. These implemented measures vary by country and include, among other things, mandatory rebates and discounts, price reductions and suspensions on pricing increases on pharmaceuticals. Certain implemented measures negatively impacted our revenues in 2012 and have continued to do so during the three and six months ended June 30, 2013. Based upon our most recent estimates, we expect that such measures will reduce our revenues in 2013 by approximately $50.0 to $60.0 million, excluding any consideration of our agreement in principle with AIFA in Italy. For additional information relating to our agreement in principle with AIFA, please read Note 3, Accounts Receivable to our condensed consolidated financial statements included in this report.
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
On March 1, 2013, the across-the-board spending cuts, known as “sequestration”, went into effect.  These reductions included a 2% reduction in Medicare reimbursements rates to providers, such as physicians, hospitals and drug plans.  These cuts, which reduce payments to health care providers for Part B drugs, could affect decisions regarding prescribing patterns or site of care, which could adversely impact sales of our products.  In addition, Part D plans managing outpatient prescription drugs that are receiving less reimbursement from the government could seek further discounts from manufacturers, which could adversely affect our sales.
In the context of ongoing discussions to reduce the federal budget deficit, additional proposals that have been raised to address government finances include changes to the Medicare program, such as implementation of mandatory Part D rebates for dual-eligible beneficiaries, increased co-payments, reductions in premium subsidies, increases to the pharmaceutical fee, changes to the coverage gap and further reductions in physician payments for Part B drugs.  If enacted, these changes to current policy, together with continuing federal budget cuts, could result in increased pricing pressure and reduced reimbursement for our products.
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
Within the European Union, our accounts receivable in Spain, Italy and Portugal continue to be subject to significant payment delays due to government funding and reimbursement practices. Uncertain credit and economic conditions have generally led to a lengthening of time to collect our accounts receivable in these countries, although these countries have introduced programs to pay down significantly overdue payables. Specifically during the third quarter of 2012, Portugal enacted legislation to limit their total expenditure on pharmaceutical products. In recognizing revenue in Portugal, we have estimated the effect of these provisions in determining our price. Our net accounts receivable balances from product sales in Italy, Portugal and Spain totaled $231.6 million and $207.5 million as of June 30, 2013 and December 31, 2012, respectively, of which $21.8 million and $17.6 million were classified as non-current and included within investments and other assets within our condensed consolidated balance sheets as of those dates. Approximately $27.0 million and $11.8 million of the aggregated balances for these three countries were overdue more than one year as of June 30, 2013 and December 31, 2012, respectively.
We believe that our allowance for doubtful accounts was adequate as of June 30, 2013 and December 31, 2012, respectively. However, if significant changes occur in the availability of government funding or the reimbursement practices of these or other governments, we may not be able to collect on amounts due to us from customers in such countries and our results of operations could be adversely affected.
Financial Condition and Liquidity
Our financial condition is summarized as follows:

(In millions, except percentages)	As of June 30, 2013	As of December 31, 2012	Change %
Financial assets:
Cash and cash equivalents	$392.5	$570.7	(31.2)%
Marketable securities — current	275.2	1,135.0	(75.8)%
Marketable securities — non-current	107.1	2,036.7	(94.7)%
Total cash, cash equivalents and marketable securities	$774.8	$3,742.4	(79.3)%
Borrowings:
Current portion of notes payable and line of credit	$3.2	$453.4	(99.3)%
Notes payable and other financing arrangements	726.4	687.4	5.7%
Total borrowings	$729.6	$1,140.8	(36.0)%
Working Capital:
Current assets	$2,523.2	$3,244.3	(22.2)%
Current liabilities	(1,304.1)	(1,657.4)	(21.3)%
Total working capital	$1,219.1	$1,586.9	(23.2)%
For the six months ended June 30, 2013, certain significant cash flows were as follows:

•	$2.79 billion in net proceeds received on sales and maturities of marketable securities;

•	$3.25 billion used for our acquisition of TYSABRI rights from Elan;

•	$450.0 million used for the repayment of principal of our 6.0% Senior Notes;

•	$250.4 million in total payments for income taxes;

•	$87.4 million used for purchases of property, plant and equipment; and

•	$41.0 million used for share repurchases.
For the six months ended June 30, 2012, certain significant cash flows were as follows:

•	$170.0 million in net proceeds received on sales and maturities of marketable securities;

•	$112.0 million in cash collections on accounts receivable balances in Spain;

•	$909.9 million used for share repurchases;

•	$192.4 million in total payments for income taxes;

•	$127.5 million used for purchases of property, plant and equipment;

•	$72.4 million of net cash paid for the acquisition of Stromedix, Inc.; and

•	$41.0 million upfront payments made to Isis, recognized as research and development expense, pursuant to our collaboration agreements dated January and June 2012.

We have historically financed our operating and capital expenditures primarily through cash flows earned through our operations. We expect to continue funding our current and planned operating requirements principally through our cash flows from operations, as well as our existing cash resources. We believe that our existing funds, when combined with cash generated from operations and our access to additional financing resources, if needed, are sufficient to satisfy our operating, working capital, strategic alliance, milestone payment, capital expenditure and debt service requirements for the foreseeable future. In addition, we may choose to opportunistically return cash to shareholders and pursue other business initiatives, including acquisition and licensing activities. We may, from time to time, also seek additional funding through a combination of new collaborative agreements, strategic alliances and additional equity and debt financings or from other sources should we identify a significant new opportunity.
We consider the unrepatriated cumulative earnings of certain of our foreign subsidiaries to be invested indefinitely outside the U.S. During 2013, we completed our acquisition of TYSABRI rights using cash primarily located outside the U.S. Of the total cash, cash equivalents and marketable securities at June 30, 2013, approximately $300.0 million was generated from operations in foreign jurisdictions and is intended for use in our foreign operations or in connection with business development transactions outside of the U.S. In managing our day-to-day liquidity in the U.S., we do not rely on the unrepatriated earnings as a source of funds and we have not provided for U.S. federal or state income taxes on these undistributed foreign earnings.
For additional information related to certain risks that could negatively impact our financial position or future results of operations, please read the “Risk Factors” and “Quantitative and Qualitative Disclosures About Market Risk” sections of this report.
Share Repurchase Programs
In February 2011, our Board of Directors authorized the repurchase of up to 20.0 million shares of common stock. This authorization does not have an expiration date. During the six months ended June 30, 2013, we repurchased approximately 0.3 million shares at a cost of $41.0 million. During the six months ended June 30, 2012, we repurchased approximately 7.3 million shares at a cost of approximately $909.9 million
Approximately 5.9 million shares of our common stock remain available for repurchase under the 2011 authorization.
Cash, Cash Equivalents and Marketable Securities
Until required for another use in our business, we typically invest our cash reserves in bank deposits, certificates of deposit, commercial paper, corporate notes, U.S. and foreign government instruments and other interest bearing marketable debt instruments in accordance with our investment policy. It is our policy to mitigate credit risk in our cash reserves and marketable securities by maintaining a well-diversified portfolio that limits the amount of exposure as to institution, maturity, and investment type. We also limit our exposure to European sovereign debt securities and maintain no holdings with respect to certain euro-zone states, such as Portugal, Italy and Spain. The value of our investments, however, may be adversely affected by increases in interest rates, downgrades in the credit rating of the corporate bonds included in our portfolio, instability in the global financial markets that reduces the liquidity of securities included in our portfolio, and by other factors which may result in declines in the value of the investments. Each of these events may cause us to record charges to reduce the carrying value of our investment portfolio if the declines are other-than-temporary or sell investments for less than our acquisition cost which could adversely impact our financial position and our overall liquidity.
The decrease in cash, cash equivalents and marketable securities from December 31, 2012 is primarily due to our acquisition of TYSABRI rights from Elan and the repayment of principal of our 6.0% Senior Notes partially offset by net proceeds from sales and maturities of marketable securities and net cash flows provided by operating activities.
Borrowings
In March 2013, we entered into a $750.0 million senior unsecured revolving credit facility, which we may choose to use for future working capital and general corporate purposes. The terms of this revolving credit facility include a financial covenant that requires us to not exceed a maximum debt to EBITDA ratio. This facility terminates in March 2014. As of June 30, 2013, we had no outstanding borrowings and were in compliance with all covenants.
On March 1, 2013, we repaid the $450.0 million principal amount of our 6.0% Senior Notes.
We have $550.0 million aggregate principal amount of 6.875% Senior Notes due March 1, 2018 that were originally priced at 99.184% of par. The discount is amortized as additional interest expense over the period from issuance through maturity.

In connection with our 2006 distribution agreement with Fumedica, we issued notes totaling 61.4 million Swiss Francs which were payable to Fumedica in varying amounts from June 2008 through June 2018. Our remaining note payable to Fumedica had a present value of 13.6 million Swiss Francs ($14.4 million) and 16.4 million Swiss Francs ($17.9 million) as of June 30, 2013 and December 31, 2012, respectively.
For a summary of the fair and carrying values of our outstanding borrowings as of June 30, 2013 and December 31, 2012, please read Note 7, Fair Value Measurements to our condensed consolidated financial statements included within this report.
Working Capital
We define working capital as current assets less current liabilities. The decrease in working capital from December 31, 2012 reflects a decrease in total current assets of $721.1 million partially offset by a decrease in total current liabilities of $353.3 million. The decrease in total current assets was primarily driven by our acquisition of TYSABRI rights from Elan partially offset by an increase in inventory and accounts receivable. The decrease in total current liabilities primarily resulted from the repayment of our 6.0% Senior Notes on March 1, 2013.
Cash Flows
The following table summarizes our cash flow activity:

	For the Six Months Ended June 30,
(In millions, except percentages)	2013	2012	% Change
Net cash flows provided by operating activities	$804.2	$830.2	(3.1)%
Net cash flows used in investing activities	$(570.3)	$(52.5)	986.3%
Net cash flows used in financing activities	$(409.2)	$(833.7)	(50.9)%
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
For the six months ended June 30, 2013, compared to the same period in 2012, the decrease in cash provided by operating activities was driven by an increase in accrued, inventory and accounts receivable balances, partially offset by an increase in net income primarily resulting from increased product revenue.
Investing Activities
For the six months ended June 30, 2013, compared to the same period in 2012, the increase in net cash flows used in investing activities is primarily due to our acquisition of TYSABRI rights from Elan partially offset by net proceeds from sales and maturities of marketable securities.
Financing Activities
For the six months ended June 30, 2013, compared to the same period in 2012, the decrease in net cash flows used in financing activities is primarily due to a decrease in the amount of our common stock we repurchased partially offset by the repayment of principal of our 6.0% Senior Notes.

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
For changes related to our notes payable and line of credit, please read the subsection entitled “Financial Condition and Liquidity - Borrowings” of this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
There have been no other material changes in our contractual obligations since December 31, 2012.
Tax Related Obligations
We exclude liabilities pertaining to uncertain tax positions from our summary of contractual obligations as we cannot make a reliable estimate of the period of cash settlement with the respective taxing authorities. As of June 30, 2013, we have approximately $48.6 million of liabilities associated with uncertain tax positions.
Other Funding Commitments
As of June 30, 2013, our cash contributions to Samsung Bioepis totaled 43.0 billion South Korean won (approximately $38.6 million). We are obligated to fund an additional 6.5 billion South Korean won (approximately $5.7 million), which is due in the second half of 2013. For additional information related to our relationship with Samsung Bioepis, please read Note 19, Collaborative and Other Relationships to our condensed consolidated financial statements included within this report.
As of June 30, 2013, we have funding commitments of up to approximately $10.5 million as part of our investment in biotechnology oriented venture capital funds.
As of June 30, 2013, we have several on-going clinical studies in various clinical trial stages. Our most significant clinical trial expenditures are to clinical research organizations (CROs). The contracts with CROs are generally cancellable, with notice, at our option. We have recorded accrued expenses of approximately $29.0 million on our condensed consolidated balance sheet for expenditures incurred by CROs as of June 30, 2013. We have approximately $413.0 million in cancellable future commitments based on existing CRO contracts as of June 30, 2013.
Contingent Development Milestone Payments
Based on our development plans as of June 30, 2013, we have committed to make potential future milestone payments to third parties of up to approximately $1.5 billion as part of our various collaborations, including licensing and development programs. Payments under these agreements generally become due and payable only upon achievement of certain development, regulatory or commercial milestones. Because the achievement of these milestones had not occurred as of June 30, 2013, such contingencies have not been recorded in our financial statements.
We anticipate that we may pay approximately $15.6 million of milestone payments during the remainder of 2013, provided various development, regulatory or commercial milestones are achieved. Amounts related to contingent milestone payments are not considered contractual obligations as they are contingent on the successful achievement of certain development, regulatory approval and commercial milestones. These milestones may not be achieved.
Contingent Sales-based Milestone Payments
On April 2, 2013, we acquired full ownership of, and strategic, commercial and decision-making rights to, TYSABRI from Elan. Under the terms of the acquisition agreement, we continued to share on an equal basis TYSABRI profits with Elan until April 30, 2013. We recorded this profit split for the month ended April 30, 2013 as cost of sales within our condensed consolidated statements of income as we controlled TYSABRI effective April 2, 2013. Commencing May 1, 2013 and for the first twelve months thereafter, we will make contingent payments to Elan of 12% of worldwide net sales of TYSABRI, and thereafter, 18% on annual worldwide net sales up to $2.0 billion and 25% on annual worldwide net sales that exceed $2.0 billion. In 2014, the $2.0 billion threshold will be pro-rated for the portion of 2014 remaining after the first 12 months expires. Royalty payments to Elan will be recognized as cost of sales within our condensed consolidated statements of income.

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
In 2006, we acquired Fumapharm AG. As part of this acquisition we acquired FUMADERM and TECFIDERA (together, Fumapharm Products). We paid $220.0 million upon closing of the transaction and agreed to pay an additional $15.0 million if a Fumapharm Product is approved for MS in the U.S. or E.U. In the second quarter of 2013, we paid this $15.0 million contingent payment as TECFIDERA was approved in the U.S. for MS by the FDA. We are also required to make the following additional milestone payments to former shareholders of Fumapharm AG based on the attainment of certain cumulative sales levels of Fumapharm Products and the level of total net sales of Fumapharm Products in the prior twelve month period, as defined in the acquisition agreement:

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
For example, if we reach the $1.0 billion cumulative sales level related to the Fumapharm Products in 20XX and our prior twelve month sales of the related products were between $500.0 million and $1.0 billion, then we will owe a $25.0 million milestone payment, and no further milestone payments will be required to be paid until such time as cumulative sales reach the next applicable cumulative sales level, or $2.0 billion in this example. These payments will be accounted for as an increase to goodwill as incurred, in accordance with the accounting standard applicable to business combinations when we acquired Fumapharm. Any portion of the payment which is tax deductible will be recorded as a reduction to goodwill. Payments are due within 60 days following the end of the quarter in which the applicable cumulative sales level has been reached.
Financing Arrangement
In July 2011, we executed leases for two office buildings currently under construction in Cambridge, Massachusetts with a planned occupancy during the second half of 2013. Construction of these facilities began in late 2011. In accordance with accounting guidance applicable to entities involved with the construction of an asset that will be leased when the construction is completed, we are considered the owner of these properties during the construction period. Accordingly, we record an asset along with a corresponding financing obligation on our condensed consolidated balance sheet for the amount of total project costs incurred related to the construction in progress for these buildings through completion of the construction period. As of June 30, 2013 and December 31, 2012, cost incurred by the developer in relation to the construction of these buildings totaled approximately $131.9 million and $86.5 million, respectively. In July 2013, one of the office buildings was completed. We will assess and determine if the assets and corresponding liabilities should be derecognized during the third quarter of 2013. Upon completion of the second building, we will assess and determine if the remaining assets and corresponding liabilities should also be derecognized.

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
New Accounting Standards
For a discussion of new accounting standards please read Note 1, Summary of Significant Accounting Policies - New Accounting Pronouncements to our consolidated financial statements included within our 2012 Form 10-K.
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
Within our 2012 Form 10-K, we note that sales of TYSABRI in the U.S. are recognized on the “sell-through” model, that is, upon shipment of the product by Elan to its third party distributor rather than upon shipment to Elan. As a result of our acquisition of TYSABRI rights from Elan on April 2, 2013, we began recognizing sales of TYSABRI in the U.S. when title and risk of loss passed to the same third party distributor.
For a discussion of our critical accounting estimates, please read Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2012 Form 10-K.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Our market risks, and the ways we manage them, are summarized in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our 2012 Form 10-K. There have been no material changes in the first six months of 2013 to our market risks or to our management of such risks.

Item 4.	Controls and Procedures
Disclosure Controls and Procedures and Internal Control over Financial Reporting
Controls and Procedures
We have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of June 30, 2013. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that (a) the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (b) such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II — OTHER INFORMATION
Item 1.    Legal Proceedings
Please refer to Note 20, Litigation to our condensed consolidated financial statements included within this report, which is incorporated into this item by reference.
Item 1A.    Risk Factors
We are substantially dependent on revenues from our four principal products.
Our current and future revenues depend upon continued sales of our four principal products, AVONEX, TYSABRI, TECFIDERA and RITUXAN. Although we have developed and continue to develop additional products for commercial introduction, we may be substantially dependent on sales from these products for many years. Any negative developments relating to any of these products, such as safety or efficacy issues, the introduction or greater acceptance of competing products, including biosimilars, generics or related prodrug derivatives, or adverse regulatory or legislative developments, may reduce our revenues and adversely affect our results of operations. We and our competitors are introducing additional multiple sclerosis products in an increasingly crowded market and if they have a similar or more attractive profile in terms of efficacy, convenience or safety, future sales of AVONEX, TYSABRI or TECFIDERA could be adversely affected.
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

•
our significant reliance on third parties to manufacture TECFIDERA, including the risks these third parties may not be able to supply TECFIDERA in a timely and cost-effective manner or in compliance with applicable regulations or otherwise fail to have sufficient aggregate manufacturing capacity to satisfy demand;

•	our sales and marketing efforts may not result in product revenues that meet the investment community's expectations for TECFIDERA;

•	further delay in our anticipated launch of TECFIDERA in the E.U. or the failure to obtain regulatory data protection for TECFIDERA in the E.U.;

•
damage to our sales and reputation, and physician and patient confidence in TECFIDERA relating to any adverse experiences or events that may occur with patients treated with TECFIDERA, including any PML cases that may develop in patients previously treated with TYSABRI that switch to therapy with TECFIDERA; and

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
If we are unable to adequately protect and enforce our data, intellectual property and other proprietary rights, our competitors may take advantage of our development efforts or our acquired technology.
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
Our products may qualify for regulatory data protection, which provides to the holder of a marketing authorization, for a set period of time, the exclusive use of the proprietary pre-clinical and clinical data that it compiled at significant cost and submitted to regulatory authorities to obtain approval of a product. Our products also may qualify for market protection from regulatory authorities, pursuant to which a regulatory authority may not permit for a set period of time, the approval or commercialization of another product containing the same active ingredient(s) as our product. After the set period of time, third parties are then permitted to rely upon our data to obtain approval of their abbreviated applications to market generic drugs and biosimilars. Although the World Trade Organization's agreement on trade-related aspects of intellectual property rights (TRIPS) requires signatory countries to provide regulatory data protection to innovative pharmaceutical products, implementation and enforcement varies widely from country to country. Failure to qualify for regulatory data or market protection, or failure to obtain the extent or duration of such protections that we expect in each of the markets for our products, could affect our revenue for our products or our decision on whether to market our products in a particular country or countries or could otherwise have an adverse impact on our results of operations.
Our drugs and biologics are susceptible to competition from generics and biosimilars in many markets.  The legal and regulatory pathways leading to approval of generics and biosimilars vary widely from country to country and in some cases are not well defined. Manufacturers of generics and biosimilars may choose to launch or attempt to launch their products before the expiration of patent or regulatory data or market protection and to concurrently challenge the patent and regulatory protections covering our products. In the U.S., a high proportion of all approved innovative drugs are met with generic challenge as early as four years following approval. In the E.U., drugs that do not have regulatory data protection may face immediate generic competition. Generic versions of drugs and biosimilars are likely to be sold at substantially lower prices than branded products because the generic or biosimilar manufacturer would not have to recoup the research and development and marketing costs associated with the branded product.  Accordingly, the introduction of generic or biosimilar versions of our marketed products likely would significantly reduce both the price that we receive for such marketed products and the volume of products that we sell, which may have an adverse impact on our results of operations.

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
Our ability to successfully commercialize a product candidate that receives marketing approval depends on a number of factors, including:

•	the medical community's acceptance of the product and the confidence of patients in the product;

•	the effectiveness of our sales force and marketing efforts;

•	the size of the patient population and our ability to identify new patients;

•	pricing and the extent of reimbursement from third party payors;

•	the ability to obtain and maintain data or market exclusivity for our products in the relevant indication(s);

•	the availability or introduction of competing treatments that are deemed more effective, safer, more convenient, or less expensive;

•	manufacturing the product in a timely and cost-effective manner; and

•	compliance with complex regulatory requirements.
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
On March 1, 2013, the across-the-board spending cuts, known as “sequestration”, went into effect. These reductions included a 2% reduction in Medicare reimbursements rates to providers, such as physicians, hospitals and drug plans.  These cuts, which reduce payments to health care providers for Part B drugs, could affect decisions regarding prescribing patterns or site of care, which could adversely impact sales of our products.  In addition, Part D plans managing outpatient prescription drugs that are receiving less reimbursement from the government could seek further discounts from manufacturers, which could adversely affect our sales.
In the context of ongoing discussions to reduce the federal budget deficit, additional proposals that have been raised to address government finances include changes to the Medicare program, such as implementation of mandatory Part D rebates for dual-eligible beneficiaries, increased co-payments, reductions in premium subsidies, increases to the pharmaceutical fee, changes to the coverage gap and further reductions in physician payments for Part B drugs.  If enacted, these changes to current policy, together with continuing federal budget cuts, could result in increased pricing pressure and reduced reimbursement for our products, which could have a material impact on our financial position or results of operations.
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
Sales of our products are dependent on reimbursement from government health administration authorities, private health insurers, distribution partners and other organizations. These organizations may reduce the extent of reimbursements, increase their scrutiny of claims, delay payment or be unable to satisfy their reimbursement obligations due to deteriorating global economic conditions, uncertainty about the direction and relative strength of the U.S. economy and resolution of the U.S. budget deficit, the continuing European financial crisis, volatility in the credit and financial markets, and other disruptions due to natural disasters, political instability or otherwise.
The European market represents a major part of our business and most of our marketing efforts outside the U.S. are focused on Europe. Thus, the continued uncertainty of the credit and economic conditions in Italy, Spain and Portugal, among other members of the European Union, subjects us to credit risk from accounts receivable related to our product sales in these countries, which may have a significant adverse impact on our results of operations. Our accounts receivable in certain European countries, such as Spain, Italy and Portugal, are subject to significant payment delays due to government funding and reimbursement practices. European governments have announced or implemented austerity measures to constrain the overall level of government expenditures, including reforming health care coverage and reducing health care costs. These measures continue to exert pressure on product pricing, have negatively impacted our revenues and results of operations, have delayed reimbursement for our products and may encourage higher levels of third party cross border trade. Continued adverse market and economic conditions in the European market could result in further reimbursement delays, reduce our product sales and revenues, result in additional allowances or significant bad debts, or cause us to recognize revenue in certain countries on a cash basis.

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

•
We have relied on our manufacturing facility in Research Triangle Park, North Carolina for the production of TYSABRI.  We will also rely on our manufacturing facility in Hillerød, Denmark, which recently received approval from the EMA and FDA, to produce commercial TYSABRI. Our global bulk supply of TYSABRI depends on the uninterrupted and efficient operation of these facilities, which could be adversely affected by equipment failures, labor shortages, natural disasters, power failures and numerous other factors. If we are unable to meet demand for TYSABRI for any reason, we would need to rely on a limited number of qualified third party contract manufacturers.

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
We own or lease real estate primarily consisting of buildings that contain research laboratories, office space, and biologic manufacturing operations. For strategic or other operational reasons, we may decide to further consolidate or co-locate certain aspects of our business operations or dispose of one or more of our properties, some of which may be located in markets that are experiencing high vacancy rates and decreasing property values. If we determine that the fair value of any of our owned properties is lower than their book value we may not realize the full investment in these properties and incur significant impairment charges. If we decide to fully or partially vacate a leased property, such as is expected in connection with the relocation of our corporate headquarters from Weston, Massachusetts to Cambridge, Massachusetts, we may incur significant cost, including lease termination fees, rent expense in excess of sublease income and impairment of leasehold improvements. In addition, we may not fully utilize our manufacturing facilities, resulting in idle time at facilities or substantial excess manufacturing capacity, due to reduced expectations of product demand, improved yields on production and other factors. Any of these events may have an adverse impact on our results of operations.
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
Our quarterly revenues, expenses and net income (loss) have fluctuated in the past and are likely to fluctuate significantly in the future due to the risks described in these “Risk Factors” as well as the timing of charges and expenses that we may take. We have recorded, or may be required to record, charges that include:

•	the cost of restructurings;

•	impairments with respect to investments, fixed assets, and in-process research and development and other long-lived assets;

•	inventory write-downs for failed quality specifications, charges for excess or obsolete inventory and charges for inventory write downs relating to product suspensions;

•	bad debt expenses and increased bad debt reserves;

•	outcomes of litigation and other legal proceedings, regulatory matters and tax matters;

•	milestone payments under license and collaboration agreements; and

•	payments in connection with acquisitions and other business development activity.
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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table summarizes our common stock repurchase activity during the second quarter of 2013:

Period	Total Number of Shares Purchased (#)	Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Programs (#)	Maximum Number of Shares That May Yet Be Purchased Under Our Programs (#)
April 2013	—	—	—	5,885,526
May 2013	—	—	—	5,885,526
June 2013	—	—	—	5,885,526
Total	—	—
On February 11, 2011, we announced that our Board of Directors authorized the repurchase of up to 20.0 million shares of common stock. This authorization does not have an expiration date. As of June 30, 2013, approximately 14.1 million shares of our common stock at a cost of $1,523.7 million have been repurchased under this authorization. During the six months ended June 30, 2013, we repurchased approximately 0.3 million shares at a cost of $41.0 million.
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

BIOGEN IDEC INC.

/s/ Paul J. Clancy
Paul J. Clancy
Executive Vice President and
Chief Financial Officer
(principal financial officer)
July 25, 2013

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.1*+	Letter regarding employment arrangement of Alfred Sandrock.

31.1+	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1++	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101++
The following materials from Biogen Idec Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

*    Management contract or compensatory plan or arrangement
+    Filed herewith
++    Furnished herewith