Form 10-Q
period 2013-09-30
BIOGEN IDEC INC.
filed 2013-10-28
CIK 875045

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒
The number of shares of the issuer’s Common Stock, $0.0005 par value, outstanding as of October 21, 2013, was 236,212,930 shares.

BIOGEN IDEC INC.
FORM 10-Q — Quarterly Report
For the Quarterly Period Ended September 30, 2013

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

•
the potential impact of increased product competition in the multiple sclerosis (MS) market, including competition from and growth of our own products and the possibility of future competition from biosimilars, generic versions or related prodrug derivatives;

•	our plans to develop further risk stratification protocols for TYSABRI and the impact of such protocols;

•
the timing, outcome and impact of administrative, regulatory, litigation and other proceedings related to: patents and other proprietary and intellectual property rights; tax audits, assessments and settlements; product liability and other matters;

•	the costs to be incurred in connection with Genentech's arbitration with Hoechst;

•	the expected timing and financial impact of the final approval of the settlement of our dispute with the Italian National Medicines Agency relating to sales of TYSABRI;

•	the costs, timing, potential approval and therapeutic scope of the development and commercialization of our pipeline products;

•	our expectation to exercise our put option requiring Knopp Neurosciences, Inc. (Knopp) to purchase our Class B common share ownership in Knopp;

•
the potential impact of budget cuts and other measures in the U.S. and worldwide designed to reduce healthcare costs to constrain the overall level of government expenditures, including the impact of pricing actions in Europe and elsewhere;

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
NOTE REGARDING TRADEMARKS
AVONEX®, AVONEX PEN®, RITUXAN®, TECFIDERA® and TYSABRI® are registered trademarks of Biogen Idec. ALPROLIXTM, ELOCTATETM, FUMADERMTM and PLEGRIDYTM are trademarks of Biogen Idec. The following are trademarks of the respective companies listed: ANGIOMAX® and ANGIOXTM — The Medicines Company; ARZERRA® — Glaxo Group Limited; BENLYSTA® — Human Genome Sciences, Inc.; BETASERON® — Bayer Schering Pharma AG; EXTAVIA® — Novartis AG; FAMPYRA® — Acorda Therapeutics, Inc.; and REBIF® — Ares Trading S.A.

PART I FINANCIAL INFORMATION

BIOGEN IDEC INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited, in thousands, except per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues:
Product, net	$1,453,554	$1,039,110	$3,935,251	$3,091,398
Unconsolidated joint business	303,210	287,792	856,601	856,975
Other	71,016	58,652	174,497	150,147
Total revenues	1,827,780	1,385,554	4,966,349	4,098,520
Cost and expenses:
Cost of sales, excluding amortization of acquired intangible assets	234,696	139,358	599,173	411,666
Research and development	410,017	304,217	1,021,820	989,738
Selling, general and administrative	405,584	299,631	1,189,194	901,488
Amortization of acquired intangible assets	99,998	53,013	233,524	151,256
Collaboration profit sharing	—	75,545	85,357	239,951
(Gain) loss on fair value remeasurement of contingent consideration	(97)	9,456	(2,983)	23,573
Restructuring charges	—	803	—	2,225
Total cost and expenses	1,150,198	882,023	3,126,085	2,719,897
Gain on sale of rights	6,949	31,719	17,319	31,719
Income from operations	684,531	535,250	1,857,583	1,410,342
Other income (expense), net	(4,640)	(4,548)	(29,525)	13,546
Income before income tax expense and equity in loss of investee, net of tax	679,891	530,702	1,828,058	1,423,888
Income tax expense	186,105	131,044	410,753	334,213
Equity in loss of investee, net of tax	6,170	1,258	12,270	1,769
Net income	487,616	398,400	1,405,035	1,087,906
Net income attributable to noncontrolling interests, net of tax	—	—	—	—
Net income attributable to Biogen Idec Inc.	$487,616	$398,400	$1,405,035	$1,087,906
Net income per share:
Basic earnings per share attributable to Biogen Idec Inc.	$2.06	$1.68	$5.93	$4.56
Diluted earnings per share attributable to Biogen Idec Inc.	$2.05	$1.67	$5.89	$4.53
Weighted-average shares used in calculating:
Basic earnings per share attributable to Biogen Idec Inc.	237,070	236,474	237,131	238,331
Diluted earnings per share attributable to Biogen Idec Inc.	238,349	238,125	238,508	240,137

See accompanying notes to these unaudited condensed consolidated financial statements.

BIOGEN IDEC INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Net income	$487,616	$398,400	$1,405,035	$1,087,906
Other comprehensive income:
Unrealized gains on securities available for sale, net of tax of $3,639 and $883 for the three months ended September 30, 2013 and 2012, respectively; and $6,554 and $1,958 for the nine months ended September 30, 2013 and 2012, respectively	6,211	1,503	11,171	3,331
Unrealized losses on foreign currency forward contracts, net of tax of $298 and $3,140 for the three months ended September 30, 2013 and 2012, respectively; and $1,182 and $3,118 for the nine months ended September 30, 2013 and 2012, respectively	(14,847)	(27,354)	(5,549)	(27,457)
Unrealized gains on pension benefit obligation	892	198	3,167	590
Currency translation adjustment	33,564	25,093	17,201	(980)
Total other comprehensive income (loss), net of tax	25,820	(560)	25,990	(24,516)
Comprehensive income	513,436	397,840	1,431,025	1,063,390
Comprehensive income attributable to noncontrolling interests, net of tax	—	—	—	65
Comprehensive income attributable to Biogen Idec Inc.	$513,436	$397,840	$1,431,025	$1,063,325

See accompanying notes to these unaudited condensed consolidated financial statements.

BIOGEN IDEC INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except per share amounts)

	As of September 30, 2013	As of December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$427,811	$570,721
Marketable securities	240,882	1,134,989
Accounts receivable, net	891,396	686,848
Due from unconsolidated joint business, net	263,465	268,395
Inventory	614,483	447,373
Other current assets	205,635	136,011
Total current assets	2,643,672	3,244,337
Marketable securities	373,558	2,036,658
Property, plant and equipment, net	1,806,074	1,742,226
Intangible assets, net	4,580,199	1,631,547
Goodwill	1,210,718	1,201,296
Investments and other assets	636,028	274,054
Total assets	$11,250,249	$10,130,118
LIABILITIES AND EQUITY
Current liabilities:
Current portion of notes payable and line of credit	$3,385	$453,379
Taxes payable	144,180	20,066
Accounts payable	166,709	203,999
Accrued expenses and other	1,204,437	979,945
Total current liabilities	1,518,711	1,657,389
Notes payable and other financing arrangements	694,894	687,396
Long-term deferred tax liability	302,483	217,272
Other long-term liabilities	608,473	604,266
Total liabilities	3,124,561	3,166,323
Commitments and contingencies
Equity:
Biogen Idec Inc. shareholders’ equity
Preferred stock, par value $0.001 per share	—	—
Common stock, par value $0.0005 per share	128	127
Additional paid-in capital	3,987,377	3,854,525
Accumulated other comprehensive loss	(29,315)	(55,305)
Retained earnings	5,891,829	4,486,794
Treasury stock, at cost	(1,724,927)	(1,324,618)
Total Biogen Idec Inc. shareholders’ equity	8,125,092	6,961,523
Noncontrolling interests	596	2,272
Total equity	8,125,688	6,963,795
Total liabilities and equity	$11,250,249	$10,130,118

See accompanying notes to these unaudited condensed consolidated financial statements.

BIOGEN IDEC INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	For the Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net income	$1,405,035	$1,087,906
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	373,357	268,772
Share-based compensation	104,851	88,378
Deferred income taxes	(166,187)	(86,858)
Other	(36,577)	6,043
Changes in operating assets and liabilities, net:
Accounts receivable	(219,860)	18,486
Inventory	(182,814)	(82,423)
Other changes in operating assets and liabilities, net	198,268	71,686
Net cash flows provided by operating activities	1,476,073	1,371,990
Cash flows from investing activities:
Proceeds from sales and maturities of marketable securities	5,025,218	1,913,381
Purchases of marketable securities	(2,473,609)	(2,192,343)
Acquisition of TYSABRI rights	(3,262,719)	—
Acquisitions of business, net of cash acquired	—	(72,401)
Purchases of property, plant and equipment	(167,628)	(185,511)
Other	(15,954)	(38,014)
Net cash flows used in investing activities	(894,692)	(574,888)
Cash flows from financing activities:
Purchase of treasury stock	(400,308)	(963,171)
Proceeds from issuance of stock for share-based compensation arrangements	56,367	58,278
Repayment of borrowings under senior notes	(452,340)	—
Other	68,572	42,939
Net cash flows used in financing activities	(727,709)	(861,954)
Net increase (decrease) in cash and cash equivalents	(146,328)	(64,852)
Effect of exchange rate changes on cash and cash equivalents	3,418	2,033
Cash and cash equivalents, beginning of the period	570,721	514,542
Cash and cash equivalents, end of the period	$427,811	$451,723

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
Basis of Presentation
In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of our financial statements for interim periods in accordance with accounting principles generally accepted in the United States (U.S. GAAP). The information included in this quarterly report on Form 10-Q should be read in conjunction with our consolidated financial statements and the accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2012 (2012 Form 10-K). Our accounting policies are described in the “Notes to Consolidated Financial Statements” in our 2012 Form 10-K and updated, as necessary, in this Form 10-Q. The year-end condensed consolidated balance sheet data presented for comparative purposes was derived from our audited financial statements, but does not include all disclosures required by U.S. GAAP. The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.
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
Following the April 2, 2013 closing of the transaction, we began recording 100% of U.S. revenues, cost of sales and operating expenses related to TYSABRI within our condensed consolidated statements of income. Under the terms of the acquisition agreement, we continued to share TYSABRI profits with Elan on an equal basis until April 30, 2013. We recorded this profit split for the month ended April 30, 2013 as cost of sales within our condensed consolidated statements of income as we controlled TYSABRI effective April 2, 2013. Commencing May 1, 2013 and for the first twelve months thereafter, we will make contingent payments to Elan of 12% on worldwide net sales of TYSABRI and, thereafter, 18% on annual worldwide net sales up to $2.0 billion and 25% on annual worldwide net sales that exceed $2.0 billion. In 2014, the $2.0 billion threshold will be pro-rated for the portion of 2014 remaining after the first 12 months expires. Royalty payments to Elan will be recognized as cost of sales within our condensed consolidated statements of income.

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

BIOGEN IDEC INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

Our net accounts receivable balances from product sales in selected European countries are summarized as follows:

	As of September 30, 2013
(In millions)	Current Balance Included within Accounts Receivable, net	Non-Current Balance Included within Investments and Other Assets	Total
Spain	$94.1	$18.2	$112.3
Italy	$89.2	$2.5	$91.7
Portugal	$12.5	$18.1	$30.6

	As of December 31, 2012
(In millions)	Current Balance Included within Accounts Receivable, net	Non-Current Balance Included within Investments and Other Assets	Total
Spain	$78.9	$—	$78.9
Italy	$94.4	$10.2	$104.6
Portugal	$16.6	$7.4	$24.0
Approximately $40.8 million and $11.8 million of the total net accounts receivable balances for these countries were overdue more than one year as of September 30, 2013 and December 31, 2012, respectively.
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
In July 2013, we reached an agreement in principle with the Price and Reimbursement Committee of AIFA to settle all of AIFA's existing claims relating to sales of TYSABRI in excess of the reimbursement limit for the periods between February 2009 through February 2013 for an aggregate repayment of EUR33.3 million. As part of this settlement, we also agreed that the reimbursement limit in the Pricing Resolution will no longer be in effect as of February 2013. The settlement is pending approval by the Italy Avvocatura Generale dello Stato and the board of directors of AIFA. Upon this approval and the execution of the settlement, we will dismiss our appeal.
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
Since being notified in the fourth quarter of 2011 that AIFA believed a reimbursement limit was in effect, we have deferred revenue on sales of TYSABRI as if the reimbursement limit were in effect. As of September 30, 2013, we have deferred an aggregate amount of $120.7 million, of which $12.7 million and $39.9 million were deferred during the three and nine months ended September 30, 2013, respectively. We will continue to defer revenue until the settlement is approved. Upon approval of the settlement, any deferred revenue related to the periods subsequent to February 2011 that is in excess of the settlement will be recognized as revenue. At the time of sale, our net accounts receivable balances from product sales in Italy include the amount of deferred revenue discussed above as our customers pay the invoice price of the product. For additional information, please read Note 20, Litigation to these condensed consolidated financial statements.

BIOGEN IDEC INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

4.	Reserves for Discounts and Allowances
As a result of our acquisition of TYSABRI rights from Elan, we began recognizing reserves for discounts and allowances for U.S. TYSABRI revenue in the second quarter of 2013. Prior periods included reserves for discounts and allowances for rest of world TYSABRI revenue and worldwide AVONEX revenue only. In addition, following our start of U.S. commercial sales of TECFIDERA in the second quarter of 2013, we began recognizing reserves for discounts and allowances related to U.S. TECFIDERA revenue.
An analysis of the change in reserves is summarized as follows:

(In millions)	Discounts	Contractual Adjustments	Returns	Total
Balance, as of December 31, 2012	$15.5	$194.8	$26.8	$237.1
Current provisions relating to sales in current year	202.9	549.8	16.0	768.7
Adjustments relating to prior years	(0.8)	(7.8)	0.9	(7.7)
Payments/returns relating to sales in current year	(145.3)	(306.1)	—	(451.4)
Payments/returns relating to sales in prior years	(13.8)	(127.8)	(13.9)	(155.5)
Balance, as of September 30, 2013	$58.5	$302.9	$29.8	$391.2
The total reserves above, included in our condensed consolidated balance sheets, are summarized as follows:

(In millions)	As of September 30, 2013	As of December 31, 2012
Reduction of accounts receivable	$143.8	$46.1
Component of accrued expenses and other	247.4	191.0
Total reserves	$391.2	$237.1

5.	Inventory
The components of inventory are summarized as follows:

(In millions)	As of September 30, 2013	As of December 31, 2012
Raw materials	$112.2	$101.8
Work in process	389.8	230.5
Finished goods	112.5	115.1
Total inventory	$614.5	$447.4
As of September 30, 2013, our inventory includes $82.4 million associated with our ELOCTATE, ALPROLIX, Serum-Free AVONEX and PLEGRIDY programs, which have been capitalized in advance of regulatory approval.

BIOGEN IDEC INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

6.	Intangible Assets and Goodwill
Intangible Assets
Intangible assets, net of accumulated amortization, impairment charges and adjustments, are summarized as follows:

		As of September 30, 2013			As of December 31, 2012
(In millions)	Estimated Life	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Out-licensed patents	13-23 years	$578.0	$(443.3)	$134.7	$578.0	$(421.0)	$157.0
AVONEX Core developed technology	15-23 years	3,005.3	(2,107.0)	898.3	3,005.3	(1,965.7)	1,039.6
In-process research and development	Up to 15 years upon commercialization	327.4	—	327.4	330.1	—	330.1
Trademarks and tradenames	Indefinite	64.0	—	64.0	64.0	—	64.0
Acquired and in-licensed rights and patents	6-17 years	3,236.1	(80.3)	3,155.8	53.7	(12.9)	40.8
Total intangible assets		$7,210.8	$(2,630.6)	$4,580.2	$4,031.1	$(2,399.6)	$1,631.5
For the three and nine months ended September 30, 2013, amortization of acquired intangible assets totaled $100.0 million and $233.5 million, respectively, as compared to $53.0 million and $151.3 million, respectively, in the prior year comparative periods. The increase in amortization for the three and nine months ended September 30, 2013 was primarily driven by amortization recorded in relation to the intangible asset recorded upon our acquisition of TYSABRI rights and the amount of amortization recorded in relation to our AVONEX core technology asset. Amortization of acquired intangible assets for the nine months ended September 30, 2013 also includes a charge of $2.6 million related to a write down in carrying value of one of our in-process research and development assets to reflect a change in its estimated fair value.
AVONEX Core Developed Technology
Core developed technology primarily relates to our AVONEX product, which was recorded in connection with the merger of Biogen, Inc. and IDEC Pharmaceuticals Corporation in 2003. The net book value of this asset as of September 30, 2013 was $887.9 million. We amortize this intangible asset using the economic consumption method based on revenue generated from our AVONEX product. An analysis of the anticipated lifetime revenue of AVONEX is performed annually during our long range planning cycle each year. This analysis serves as the basis for the calculation of economic consumption for the AVONEX core technology asset.
Acquired and In-licensed Rights and Patents
The increase in acquired and in-licensed rights and patents during the three and nine months ended September 30, 2013, as compared to the same periods in 2012, was primarily related to the $3,178.3 million intangible asset capitalized in connection with our acquisition of TYSABRI rights from Elan on April 2, 2013. In the second quarter of 2013, we began amortizing this intangible asset over the estimated useful life using an economic consumption method based on actual and expected revenue generated from the sales of our TYSABRI product. For a more detailed description of this transaction, please read Note 2, Acquisitions to these condensed consolidated financial statements.

BIOGEN IDEC INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

Estimated Future Amortization of Intangible Assets
Our most recent long range planning cycle was completed in the third quarter of 2013, which reflected a decrease in the expected future product revenues of AVONEX and TYSABRI, resulting in an increase in amortization expense as compared to prior quarters. The results of our analysis were most significantly impacted by changes in the estimated impact of TECFIDERA, as well as other oral and alternative formulations including PLEGRIDY that may compete with AVONEX and TYSABRI. Based upon this more recent analysis, the estimated future amortization for acquired intangible assets is expected to be as follows:

(In millions)	As of September 30, 2013
2013 (remaining three months)	$113.2
2014	418.9
2015	337.4
2016	323.4
2017	328.1
2018	330.7
Total	$1,851.7
Goodwill
The following table provides a roll-forward of the changes in our goodwill balance:

(In millions)	As of September 30, 2013	As of December 31, 2012
Goodwill, beginning of period	$1,201.3	$1,146.3
Goodwill acquired during the period	13.5	48.2
Other	(4.1)	6.8
Goodwill, end of period	$1,210.7	$1,201.3
The increase in goodwill during the nine months ended September 30, 2013 was primarily related to the $15.0 million contingent payment made to former shareholders of Fumapharm AG (net of $1.5 million tax benefit), which became payable upon the approval of TECFIDERA in the U.S. For additional information related to future contingent payments, please read Note 21, Commitments and Contingencies to these condensed consolidated financial statements.
For the nine months ended September 30, 2013, we adjusted goodwill to establish a deferred tax asset related to our Stromedix Inc. (Stromedix) transaction. For additional information related to our transaction with Stromedix, please read Note 2, Acquisitions to our consolidated financial statements included within our 2012 Form 10-K.
As of September 30, 2013, we had no accumulated impairment losses related to goodwill.

BIOGEN IDEC INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

7.	Fair Value Measurements
The tables below present information about our assets and liabilities that are regularly measured and carried at fair value and indicate the level within the fair value hierarchy of the valuation techniques we utilized to determine such fair value:

(In millions)	As of September 30, 2013	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$287.2	$—	$287.2	$—
Marketable debt securities:
Corporate debt securities	287.0	—	287.0	—
Government securities	267.2	—	267.2	—
Mortgage and other asset backed securities	60.2	—	60.2	—
Marketable equity securities	40.3	40.3	—	—
Venture capital investments	27.6	—	—	27.6
Derivative contracts	1.8	—	1.8	—
Plan assets for deferred compensation	21.1	—	21.1	—
Total	$992.4	$40.3	$924.5	$27.6
Liabilities:
Derivative contracts	$17.1	$—	$17.1	$—
Contingent consideration obligations	281.0	—	—	281.0
Total	$298.1	$—	$17.1	$281.0

(In millions)	As of December 31, 2012	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$439.4	$—	$439.4	$—
Marketable debt securities:
Corporate debt securities	1,001.0	—	1,001.0	—
Government securities	1,657.8	—	1,657.8	—
Mortgage and other asset backed securities	512.9	—	512.9	—
Marketable equity securities	9.0	9.0	—	—
Venture capital investments	20.3	—	—	20.3
Derivative contracts	1.8	—	1.8	—
Plan assets for deferred compensation	14.3	—	14.3	—
Total	$3,656.5	$9.0	$3,627.2	$20.3
Liabilities:
Derivative contracts	$14.4	$—	$14.4	$—
Contingent consideration obligations	293.9	—	—	293.9
Total	$308.3	$—	$14.4	$293.9
There have been no impairments of our assets measured and carried at fair value during the three and nine months ended September 30, 2013. In addition, there were no changes in valuation techniques or inputs utilized or transfers between fair value measurement levels during the three and nine months ended September 30, 2013. The fair value of Level 2 instruments classified as cash equivalents and marketable debt securities were determined through valuation models of third party pricing services. For a description of our validation procedures related to prices provided by third party pricing services, refer to Note 1, Summary of Significant Accounting Policies: Fair Value Measurements, to our consolidated financial statements included within our 2012 Form 10-K.

BIOGEN IDEC INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

Marketable Equity Securities and Venture Capital Investments
Our marketable equity securities represent investments in publicly traded equity securities. Our venture capital investments, which are Level 3 measurements, include investments in certain venture capital funds, accounted for at fair value, that primarily invest in small privately-owned, venture-backed biotechnology companies. These venture capital investments represented approximately 0.2% of total assets as of September 30, 2013 and December 31, 2012, respectively.
The following table provides a roll-forward of the fair value of our venture capital investments that are Level 3 assets:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In millions)	2013	2012	2013	2012
Fair value, beginning of period	$23.5	$25.4	$20.3	$23.5
Unrealized gains included in earnings	3.8	1.4	10.5	4.9
Unrealized losses included in earnings	—	(1.6)	(2.0)	(3.6)
Purchases	0.3	—	0.3	0.4
Settlements	—	—	(1.5)	—
Fair value, end of period	$27.6	$25.2	$27.6	$25.2
 Debt Instruments
The fair and carrying values of our debt instruments, which are Level 2 liabilities, are summarized as follows:

	As of September 30, 2013		As of December 31, 2012
(In millions)	Fair Value	Carrying Value	Fair Value	Carrying Value
Notes payable to Fumedica	$16.8	$15.3	$20.0	$17.9
Credit facility	—	—	—	—
6.0% Senior Notes due March 1, 2013	—	—	453.7	450.0
6.875% Senior Notes due March 1, 2018	649.5	581.7	681.6	586.4
Total	$666.3	$597.0	$1,155.3	$1,054.3
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
Contingent Consideration Obligations
The following table provides a roll-forward of the fair values of our contingent consideration obligations which includes Level 3 measurements:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In millions)	2013	2012	2013	2012
Fair value, beginning of period	$281.0	$280.9	$293.9	$151.0
Additions	—	—	—	122.2
Changes in fair value	(0.1)	9.5	(3.0)	23.6
Payments	0.1	—	(9.9)	(6.5)
Fair value, end of period	$281.0	$290.3	$281.0	$290.3
As of September 30, 2013 and December 31, 2012, approximately $251.9 million and $271.5 million, respectively, of the fair value of our total contingent consideration obligations were reflected as components of other long-term liabilities within our condensed consolidated balance sheets with the remaining balances reflected as a component of accrued expenses and other.

BIOGEN IDEC INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

8.	Financial Instruments
On April 2, 2013, we used $3.25 billion to fund the upfront payment we made to Elan in connection with our acquisition of TYSABRI rights.
Marketable Securities
The following tables summarize our marketable debt and equity securities:

As of September 30, 2013 (In millions)	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost
Available-for-sale:
Corporate debt securities
Current	$76.7	$—	$—	$76.7
Non-current	210.3	0.3	(0.1)	210.1
Government securities
Current	164.2	—	—	164.2
Non-current	103.0	—	(0.1)	103.1
Mortgage and other asset backed securities
Current	—	—	—	—
Non-current	60.2	—	(0.1)	60.3
Total marketable debt securities	$614.4	$0.3	$(0.3)	$614.4
Marketable equity securities, non-current	$40.3	$24.3	$—	$16.0

As of December 31, 2012 (In millions)	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost
Available-for-sale:
Corporate debt securities
Current	$346.9	$0.3	$—	$346.6
Non-current	654.1	2.8	(0.6)	651.9
Government securities
Current	783.4	0.3	—	783.1
Non-current	874.4	0.8	—	873.6
Mortgage and other asset backed securities
Current	4.8	—	—	4.8
Non-current	508.1	1.4	(1.3)	508.0
Total marketable debt securities	$3,171.7	$5.6	$(1.9)	$3,168.0
Marketable equity securities, non-current	$9.0	$3.0	$—	$6.0
The following table summarizes our financial assets with maturities of less than 90 days from the date of purchase included within cash and cash equivalents on the accompanying condensed consolidated balance sheet:

(In millions)	As of September 30, 2013	As of December 31, 2012
Commercial paper	$12.0	$40.7
Overnight repurchase agreements	35.5	67.4
Short-term debt securities	239.7	331.3
Total	$287.2	$439.4
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

	As of September 30, 2013		As of December 31, 2012
(In millions)	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost
Due in one year or less	$240.9	$240.9	$1,135.0	$1,134.5
Due after one year through five years	351.8	351.6	1,744.3	1,741.2
Due after five years	21.7	21.9	292.4	292.3
Total available-for-sale securities	$614.4	$614.4	$3,171.7	$3,168.0
The average maturity of our marketable debt securities available-for-sale as of September 30, 2013 and December 31, 2012 was 14 months, respectively.
Proceeds from Marketable Debt Securities
The proceeds from maturities and sales of marketable debt securities and resulting realized gains and losses are summarized as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In millions)	2013	2012	2013	2012
Proceeds from maturities and sales	$617.5	$491.3	$5,025.2	$1,913.4
Realized gains	$0.2	$0.4	$6.6	$1.7
Realized losses	$—	$(0.8)	$(2.1)	$(2.7)
Strategic Investments
As of September 30, 2013 and December 31, 2012, our strategic investment portfolio was comprised of investments totaling $93.0 million and $64.2 million, respectively, which are included in investments and other assets in our accompanying condensed consolidated balance sheets.
Our strategic investment portfolio includes investments in marketable equity securities of certain biotechnology companies and our investments in venture capital funds accounted for at fair value which totaled $68.0 million and $29.3 million as of September 30, 2013 and December 31, 2012, respectively. Our strategic investment portfolio also includes other equity investments in privately-held companies and additional investments in venture capital funds accounted for under the cost method. The carrying value of these investments totaled $25.0 million and $34.9 million as of September 30, 2013 and December 31, 2012, respectively.
Net Gains, Impairments and Changes to Fair Value
During the three and nine months ended September 30, 2013, we realized net gains, impairments and changes to fair value recorded through income, of $3.8 million and $7.9 million, respectively, on our strategic investment portfolio as compared to net losses of $1.8 million and net gains of $11.7 million, respectively, in the prior year comparative periods. The net gains recognized during the prior year nine months included a gain of $9.0 million recognized upon our acquisition of Stromedix in which we previously held an equity interest. For a more detailed description of this transaction, please read Note 2, Acquisitions to our consolidated financial statements included within our 2012 Form 10-K.
Impairments
For the three and nine months ended September 30, 2013, we recognized impairment charges on our marketable equity securities of certain biotechnology companies, investments in venture capital funds accounted for under the cost method and investments in privately-held companies totaling $0.0 million and $1.7 million, respectively, as compared to $3.5 million and $4.8 million, respectively, in the prior year comparative periods.

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
Foreign currency forward contracts in effect as of September 30, 2013 and December 31, 2012 had durations of 1 to 15 months and 1 to 12 months, respectively. These contracts have been designated as cash flow hedges and accordingly, to the extent effective, any unrealized gains or losses on these foreign currency forward contracts are reported in accumulated other comprehensive income (loss) (referred to as AOCI in the tables below). Realized gains and losses for the effective portion of such contracts are recognized in revenue when the sale of product in the currency being hedged is recognized. To the extent ineffective, hedge transaction gains and losses are reported in other income (expense), net.
The notional value of foreign currency forward contracts that were entered into to hedge forecasted revenues is summarized as follows:

	Notional Amount
Foreign Currency: (In millions)	As of September 30, 2013	As of December 31, 2012
Euro	$570.0	$492.2
Canadian dollar	10.6	31.8
Total foreign currency forward contracts	$580.6	$524.0
The portion of the fair value of these foreign currency forward contracts that was included in accumulated other comprehensive income (loss) within total equity reflected losses of $16.2 million and $11.8 million as of September 30, 2013 and December 31, 2012, respectively. We expect all contracts to be settled over the next 15 months and any amounts in accumulated other comprehensive income (loss) to be reported as an adjustment to revenue. We consider the impact of our and our counterparties’ credit risk on the fair value of the contracts as well as the ability of each party to execute its contractual obligations. As of September 30, 2013 and December 31, 2012, respectively, credit risk did not materially change the fair value of our foreign currency forward contracts.
The following table summarizes the effect of derivatives designated as hedging instruments on our condensed consolidated statements of income:

For the Three Months Ended September 30,
Net Gains/(Losses) Reclassified from AOCI into Net Income (Effective Portion)			Net Gains/(Losses) Recognized into Net Income (Ineffective Portion)
Location	2013	2012	Location	2013	2012
Revenue	$(7.3)	$12.0	Other income (expense)	$(0.1)	$0.8

For the Nine Months Ended September 30,
Net Gains/(Losses) Reclassified from AOCI into Net Income (Effective Portion)			Net Gains/(Losses) Recognized into Net Income (Ineffective Portion)
Location	2013	2012	Location	2013	2012
Revenue	$(6.1)	$31.0	Other income (expense)	$0.2	$4.0
We recognized in product revenue net losses of $7.3 million and $6.1 million for the settlement of certain effective cash flow hedge instruments for the three and nine months ended September 30, 2013, respectively, as compared to net gains of $12.0 million and $31.0 million, respectively, in the prior year comparative periods. These settlements were recorded in the same period as the related revenues were generated.

BIOGEN IDEC INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

In relation to our foreign currency forward contracts, due to hedge ineffectiveness, we recognized in other income (expense) a net loss of $0.1 million and a net gain of $0.2 million for the three and nine months ended September 30, 2013, respectively, as compared to net gains of $0.8 million and $4.0 million, respectively, in the prior year comparative periods.
Foreign Currency Forward Contracts - Other Derivatives
We also enter into other foreign currency forward contracts, usually with one month durations, to mitigate the foreign currency risk related to certain balance sheet positions. We have not elected hedge accounting for these transactions.
The aggregate notional amount of these other outstanding foreign currency contracts was $176.7 million and $243.2 million as of September 30, 2013 and December 31, 2012, respectively. A net loss of $0.2 million and a net gain of $1.3 million related to these contracts were recognized as a component of other income (expense), net, for the three and nine months ended September 30, 2013, respectively, as compared to a net loss of $5.7 million and a net gain of $5.6 million, respectively, in the prior year comparative periods.
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
The following table summarizes the fair value and presentation in our condensed consolidated balance sheets for our outstanding derivatives including those designated as hedging instruments:

(In millions)	Balance Sheet Location	Fair Value As of September 30, 2013
Hedging Instruments:
Asset derivatives	Other current assets	$0.4
Liability derivatives	Accrued expenses and other	$15.4
Other Derivatives:
Asset derivatives	Other current assets	$1.4
Liability derivatives	Accrued expenses and other	$1.7

(In millions)	Balance Sheet Location	Fair Value As of December 31, 2012
Hedging Instruments:
Asset derivatives	Other current assets	$0.6
Liability derivatives	Accrued expenses and other	$11.5
Other Derivatives:
Asset derivatives	Other current assets	$1.2
Liability derivatives	Accrued expenses and other	$2.9

BIOGEN IDEC INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

10.	Property, Plant and Equipment
Property, plant and equipment are recorded at historical cost, net of accumulated depreciation. Accumulated depreciation on property, plant and equipment was $1,074.0 million and $941.1 million as of September 30, 2013 and December 31, 2012, respectively.
For the three and nine months ended September 30, 2013, we capitalized interest costs related to construction in progress totaling approximately $2.2 million and $5.7 million, respectively, as compared to $6.6 million and $23.4 million, respectively, in the prior year comparative periods.
Cambridge Leases
In July 2011, we executed leases for two office buildings to be constructed in Cambridge, Massachusetts with a planned occupancy during the second half of 2013. Construction of these facilities began in late 2011. In accordance with accounting guidance applicable to entities involved with the construction of an asset that will be leased when the construction is completed, we are considered the owner of these properties during the construction period. Accordingly, we recorded an asset along with a corresponding financing obligation on our condensed consolidated balance sheet for the amount of total project costs incurred related to the construction in progress for these buildings.
In July 2013, the construction of one of the two buildings was completed and we started leasing the facility. Upon completion of the construction of the building, we determined as part of a normal process that we are no longer considered the owner of that building because we do not have any unusual or significant continuing involvement. Consequently, we derecognized the building and its associated financing obligation of approximately $47.7 million from our condensed consolidated balance sheet. The derecognition of the building and its associated financing obligation constitute non-cash investing and financing transactions in the amount of $47.7 million. Upon completion of the second building, we will perform a similar assessment and determine if the remaining asset and corresponding financing obligation should also be derecognized. As of September 30, 2013 and December 31, 2012, the amounts recorded within our condensed consolidated balance sheet as property, plant and equipment and financing obligation totaled approximately $101.3 million and $86.5 million, respectively.
As a result of our decision to relocate our corporate headquarters to Cambridge, Massachusetts, we expect to vacate part of our Weston, Massachusetts facility in the fourth quarter of 2013. We expect to incur a charge of approximately $25.0 million in connection with this process. This estimate represents our remaining lease obligation for the vacated portion of our Weston facility, net of sublease income to be received. We will begin to sublease the vacated portion of our Weston facility in the first half of 2014 for the remaining term of our lease agreement.
Hillerød, Denmark Facility
As of September 2012, our large-scale biologics manufacturing facility in Hillerød, Denmark was ready for its intended use as we began the process of manufacturing clinical products for sale to third parties. As a result, we transferred $465.9 million from construction in progress to various fixed asset accounts. We ceased capitalizing a majority of the interest expense and began recording depreciation on the various assets during the third quarter of 2012. The average estimated useful life for the facility and its assets is 20 years. In July 2013, the facility was approved by the U.S. Food and Drug Administration (FDA) and European Medicines Agency (EMA) for the manufacture of commercial TYSABRI.
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
Credit Facility
In March 2013, we entered into a $750.0 million senior unsecured revolving credit facility, which we may choose to use for working capital and general corporate purposes. The terms of this revolving credit facility include a financial covenant that requires us to not exceed a maximum debt to EBITDA ratio. This facility terminates in March 2014. As of September 30, 2013, we had no outstanding borrowings and were in compliance with all covenants under this facility.
Senior Notes
On March 1, 2013, we repaid the $450.0 million principal amount of our 6.0% Senior Notes.

12.	Equity
Total equity as of September 30, 2013 increased $1,161.9 million compared to December 31, 2012. This increase was primarily driven by net income attributable to Biogen Idec Inc. of $1,405.0 million and an increase in additional paid in capital resulting from our share-based compensation arrangements totaling $132.9 million, partially offset by repurchases of our common stock totaling $400.3 million.
Share Repurchases
In February 2011, our Board of Directors authorized the repurchase of up to 20.0 million shares of common stock. This authorization does not have an expiration date. During the nine months ended September 30, 2013, we repurchased approximately 2.0 million shares at a cost of $400.3 million. Of those shares, 1.7 million were repurchased during the three months ended September 30, 2013 at a cost of $359.3 million. During the nine months ended September 30, 2012, we repurchased approximately 7.7 million shares at a cost of approximately $963.2 million.
Approximately 4.2 million shares of our common stock remain available for repurchase under the 2011 authorization.
Noncontrolling Interests
The following table reconciles equity attributable to noncontrolling interests:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In millions)	2013	2012	2013	2012
Noncontrolling interests, beginning of period	$0.6	$2.4	$2.3	$1.5
Net income attributable to noncontrolling interests, net of tax	—	—	—	—
Currency translation adjustment	—	—	—	0.1
Deconsolidation of noncontrolling interest	—	—	(1.7)	(0.5)
Distributions to noncontrolling interests	—	—	—	1.3
Noncontrolling interests, end of period	$0.6	$2.4	$0.6	$2.4
For additional information related to our deconsolidation of noncontrolling interests related to Knopp Neurosciences, Inc. in March 2013, please read Note 18, Investments in Variable Interest Entities to these condensed consolidated financial statements.

BIOGEN IDEC INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

13.	Accumulated Other Comprehensive Income (Loss)
The following table summarizes the changes in accumulated other comprehensive income (loss), net of tax by component:

(In millions)	Unrealized Gains (Losses) on Securities Available for Sale	Unrealized Gains (Losses) on Foreign Currency Forward Contracts	Unfunded Status of Postretirement Benefit Plans	Translation Adjustments	Total
Balance, as of December 31, 2012	$4.2	$(10.7)	$(21.7)	$(27.1)	$(55.3)
Other comprehensive income (loss) before reclassifications	14.1	(12.0)	3.2	17.2	22.5
Amounts reclassified from accumulated other comprehensive income (loss)	(2.9)	6.4	—	—	3.5
Net current period other comprehensive income (loss)	11.2	(5.6)	3.2	17.2	26.0
Balance, as of September 30, 2013	$15.4	$(16.3)	$(18.5)	$(9.9)	$(29.3)
The following table summarizes the amounts reclassified from accumulated other comprehensive income:

(In millions)	Income Statement Location	Amounts Reclassified from Accumulated Other Comprehensive Income
		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
		2013	2012	2013	2012
Gains (losses) on securities available for sale	Other income (expense)	$0.2	$(0.3)	$4.5	$(1.1)
	Income tax expense	(0.1)	0.1	(1.6)	0.4

Gains (losses) on foreign currency forward contracts	Revenues	(7.3)	12.0	(6.1)	31.0
	Income tax expense	—	—	(0.3)	(1.9)

Total reclassifications, net of tax		$(7.2)	$11.8	$(3.5)	$28.4
Securities Available for Sale
Balances included within accumulated other comprehensive income (loss) related to unrealized gains (losses) on securities available for sale are shown net of tax of $9.0 million and $2.5 million as of September 30, 2013 and December 31, 2012, respectively. Other comprehensive income (loss) before reclassifications recognized during the nine months ended September 30, 2013 are shown net of tax of $6.6 million.
Foreign Currency Forward Contracts
Balances included within accumulated other comprehensive income (loss) related to unrealized gains (losses) on foreign currency forward contracts are shown net of tax of $0.1 million and $1.1 million as of September 30, 2013 and December 31, 2012, respectively. Other comprehensive income (loss) before reclassifications recognized during the nine months ended September 30, 2013 are shown net of tax of $1.2 million.
Postretirement Benefit Plans
Tax amounts related to the unfunded status of pension and retirement benefit plans were immaterial for all amounts presented.

BIOGEN IDEC INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

14.	Earnings per Share
Basic and diluted earnings per share are calculated as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In millions)	2013	2012	2013	2012
Numerator:
Net income attributable to Biogen Idec Inc.	$487.6	$398.4	$1,405.0	$1,087.9
Denominator:
Weighted average number of common shares outstanding	237.1	236.5	237.1	238.3
Effect of dilutive securities:
Stock options and employee stock purchase plan	0.2	0.4	0.4	0.5
Time-vested restricted stock units	0.7	0.9	0.7	1.0
Market stock units	0.3	0.3	0.3	0.3
Dilutive potential common shares	1.2	1.6	1.4	1.8
Shares used in calculating diluted earnings per share	238.3	238.1	238.5	240.1
Amounts excluded from the calculation of net income per diluted share because their effects were anti-dilutive were insignificant.

15.	Share-based Payments
Share-based Compensation Expense
The following table summarizes share-based compensation expense included within our condensed consolidated statements of income:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In millions)	2013	2012	2013	2012
Research and development	$20.7	$18.0	$69.6	$55.8
Selling, general and administrative	39.9	27.7	119.5	81.5
Subtotal	60.6	45.7	189.1	137.3
Capitalized share-based compensation costs	(2.4)	(1.5)	(7.4)	(4.0)
Share-based compensation expense included in total cost and expenses	58.2	44.2	181.7	133.3
Income tax effect	(17.4)	(13.0)	(54.3)	(40.1)
Share-based compensation expense included in net income attributable to Biogen Idec Inc.	$40.8	$31.2	$127.4	$93.2

BIOGEN IDEC INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

The following table summarizes share-based compensation expense associated with each of our share-based compensation programs:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In millions)	2013	2012	2013	2012
Stock options	$0.1	$0.7	$0.5	$1.6
Market stock units	12.2	5.6	27.2	17.2
Time-vested restricted stock units	25.3	21.4	77.2	69.5
Performance-vested restricted stock units settled in shares	—	—	—	0.1
Cash settled performance shares	20.6	16.4	76.8	45.1
Employee stock purchase plan	2.4	1.6	7.4	3.8
Subtotal	60.6	45.7	189.1	137.3
Capitalized share-based compensation costs	(2.4)	(1.5)	(7.4)	(4.0)
Share-based compensation expense included in total cost and expenses	$58.2	$44.2	$181.7	$133.3
Grants Under Share-based Compensation Plans
The following table summarizes our equity grants to employees, officers and directors under our current stock plans:

	For the Nine Months Ended September 30,
	2013	2012
Market stock units	268,000	312,000
Cash settled performance shares	273,000	327,000
Time-vested restricted stock units	708,000	902,000
No performance-vested restricted stock units or stock options were granted during the nine months ended September 30, 2013 and 2012. In addition, for the nine months ended September 30, 2013, approximately 208,000 shares were issued under our employee stock purchase plan (ESPP) compared to approximately 225,000 shares issued in the prior year comparative period.

16.	Income Taxes
For the three and nine months ended September 30, 2013, our effective tax rate was 27.4% and 22.5%, respectively, as compared to 24.7% and 23.5%, respectively, in the prior year comparative periods.
A reconciliation between the U.S. federal statutory tax rate and our effective tax rate is summarized as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Statutory rate	35.0%	35.0%	35.0%	35.0%
State taxes	2.5	0.8	3.7	0.8
Taxes on foreign earnings	(6.6)	(7.1)	(7.7)	(7.6)
Credits and net operating loss utilization	(2.2)	(3.4)	(3.0)	(3.7)
Purchased intangible assets	1.9	1.3	1.6	1.2
Manufacturing deduction	(2.5)	(2.5)	(8.0)	(2.3)
Other permanent items	(0.3)	0.4	1.0	(0.4)
Other	(0.4)	0.2	(0.1)	0.5
Effective tax rate	27.4%	24.7%	22.5%	23.5%

BIOGEN IDEC INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

The increase in our tax rate for the three months ended September 30, 2013 compared to the same period in 2012, is primarily attributable to the commercial launch of TECFIDERA in the United States, which has resulted in a higher relative percentage of our earnings being recognized in the U.S., a higher tax jurisdiction. In addition, in 2013 we are recognizing reduced expenditures eligible for the orphan drug credit and higher state taxes. These factors were partially offset by lower intercompany royalties owed by a foreign wholly owned subsidiary to a U.S. wholly owned subsidiary on the international sales of one of our products.
For the nine months ended September 30, 2013, the reduction in our income tax rate compared to the same period in 2012, was primarily the result of a change in our uncertain tax position related to our U.S. federal manufacturing deduction, described below, lower intercompany royalties owed by a foreign wholly owned subsidiary to a U.S. wholly owned subsidiary on the international sales of one of our products and the reinstatement of the federal research and development tax credit. These favorable items were partially offset by higher relative earnings in the United States from the commercial launch of TECFIDERA, lower orphan drug credits due to reduced expenditures in eligible clinical trials and higher state taxes.
The change in the state taxes, manufacturing deduction and other permanent items of the effective tax rate reconciliation for the periods disclosed in the table above is primarily related to changes in the valuation of our federal uncertain tax positions, as discussed below under "Accounting for Uncertainty in Income Taxes".
During the nine months ended September 30, 2013, we recorded a deferred charge of $203.7 million in connection with an intercompany transfer of the intellectual property for Daclizumab. The deferred charge will be amortized to income tax expense over the economic life of the Daclizumab program. If the Daclizumab program were to be discontinued, we will accelerate the amortization of this deferred charge and record an expense equal to its remaining net book value.
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
Federal Uncertain Tax Positions
During the three months ended March 31, 2013, we received updated technical guidance from the IRS concerning our current and prior year filings and calculation of our U.S. federal manufacturing deduction related to our unconsolidated joint business. Based on this guidance we reevaluated the level of our unrecognized benefits related to uncertain tax positions, and recorded a $33.0 million benefit, which is net of ancillary federal and state tax effects. This benefit is for a previously unrecognized position and relates to years 2005 through 2012 and is net of a $10.0 million expense for non-income based state taxes, which is recorded in other income (expense) within our condensed consolidated statements of income. Subsequent to establishing the uncertain tax position, we have remeasured the uncertain tax position upon receiving new information and recorded a net benefit of approximately $7.0 million.
In October 2011, in conjunction with our examination, the IRS proposed a disallowance of approximately $130.0 million in deductions for tax years 2007, 2008 and 2009 related to payments for services provided by our wholly owned Danish subsidiary located in Hillerød, Denmark. We believe that these items represent valid deductible business expenses and are vigorously defending our position.
It is reasonably possible that we will adjust the value of our uncertain tax positions related to the manufacturing deduction as we receive additional information from various taxing authorities. In addition, the IRS routinely examines our intercompany transfer pricing with respect to intellectual property related transactions and it is possible that the IRS may disagree with one or more positions we have taken with respect to such valuations. We do not anticipate any other significant changes in our positions in the next twelve months other than expected settlements which have been classified as current liabilities within the accompanying balance sheet.

BIOGEN IDEC INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

State Uncertain Tax Positions
On June 8, 2010, we received Notices of Assessment from the Massachusetts Department of Revenue (DOR) against Biogen Idec MA Inc. (BIMA), one of our wholly-owned subsidiaries, for $103.5 million of corporate excise tax, including associated interest and penalties, related to our 2004, 2005 and 2006 state tax filings. The assessment asserted that the portion of sales attributable to Massachusetts, the computation of BIMA's research and development credits and certain deductions claimed by BIMA were not appropriate. On February 3, 2013, we filed a petition with the Massachusetts Appellate Tax Board (Massachusetts ATB) appealing the denial of our application for abatement. On October 15, 2013 we reached a settlement with the Massachusetts DOR related to our 2004, 2005 and 2006 state tax filings under which we agreed to pay $5.0 million in taxes and interest and agreed on the nature and amount of tax credits carried forward into 2007. This resolution did not have a significant impact on our results of operations.
The audit fieldwork associated with our state tax filings for 2007 and 2008 has been completed without a significant proposed adjustment.

17.	Other Consolidated Financial Statement Detail
Other Income (Expense), Net
Components of other income (expense), net, are summarized as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In millions)	2013	2012	2013	2012
Interest income	$1.5	$5.9	$6.7	$22.6
Interest expense	(6.6)	(8.7)	(25.5)	(23.1)
Impairments of investments	—	(3.5)	(1.7)	(4.8)
Gain (loss) on investments, net	3.9	1.3	14.0	15.6
Foreign exchange gains (losses), net	(3.1)	0.1	(11.0)	0.2
Other, net	(0.3)	0.4	(12.0)	3.1
Total other income (expense), net	$(4.6)	$(4.5)	$(29.5)	$13.5
Accrued Expenses and Other
Accrued expenses and other consists of the following:

(In millions)	As of September 30, 2013	As of December 31, 2012
Employee compensation and benefits	261.5	248.5
Revenue-related rebates	247.4	191.0
Deferred revenue	240.7	148.0
Royalties and licensing fees	117.3	45.2
Clinical development expenses	57.1	51.6
Production expenses	43.6	45.6
Current portion of contingent consideration obligations	29.1	22.4
Construction in progress	21.9	12.3
Other	185.8	215.3
Total accrued expenses and other	$1,204.4	$979.9

BIOGEN IDEC INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

18.	Investments in Variable Interest Entities
Consolidated Variable Interest Entities
Our condensed consolidated financial statements include the financial results of variable interest entities in which we are the primary beneficiary.
Knopp
During the three months ended March 31, 2013, we terminated our license agreement with Knopp Neurosciences, Inc. (Knopp), a subsidiary of Knopp Holdings, LLC, for the development, manufacture and commercialization of dexpramipexole in people with amyotrophic lateral sclerosis (ALS). We expect to exercise our put option on the 30.0% of the Class B common shares to Knopp in the fourth quarter.
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
For the three and nine months ended September 30, 2013, the collaboration did not incur any development expenses. For the three and nine months ended September 30, 2012, the collaboration incurred development expenses totaling $15.7 million and $58.9 million, respectively, which were reflected as research and development expense within our condensed consolidated statements of income.
For additional information, please read Note 20, Litigation to these condensed consolidated financial statements.
Neurimmune SubOne AG
In 2007, we entered into a collaboration agreement with Neurimmune SubOne AG (Neurimmune), a subsidiary of Neurimmune AG, for the development and commercialization of antibodies for the treatment of Alzheimer’s disease. Neurimmune conducts research to identify potential therapeutic antibodies and we are responsible for the development, manufacturing and commercialization of all products under the collaboration. Based upon our current development plans, we may pay Neurimmune up to $345.0 million in remaining milestone payments, as well as royalties on sales of any resulting commercial products.
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
For the three and nine months ended September 30, 2013, the collaboration incurred development expenses totaling $6.1 million and $16.8 million, respectively, which is reflected as research and development expense within our condensed consolidated statements of income, as compared to $3.4 million and $8.5 million, respectively, in the prior year comparative periods.
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
As of September 30, 2013 and December 31, 2012, the total carrying value of our investments in biotechnology companies that we have determined to be variable interest entities, but do not consolidate as we do not have the power to direct their activities, totaled $6.8 million and $9.4 million, respectively. Our maximum exposure to loss related to these variable interest entities is limited to the carrying value of our investments.
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
During the three months ended September 30, 2013, we contributed the remaining 6.5 billion South Korean won (approximately $5.8 million) to Samsung Bioepis to complete our obligation to contribute an aggregate of approximately 49.5 billion South Korean won (approximately $45.0 million) for our 15 percent ownership interest. As of September 30, 2013 and December 31, 2012, the carrying value of our investment in Samsung Bioepis totaled 28.5 billion and 29.7 billion South Korean won (approximately $26.5 million and $27.8 million), respectively, which is classified as a component of investments and other assets within our condensed consolidated balance sheets. We recognize our share of the results of operations related to our investment in Samsung Bioepis one quarter in arrears when the results of the entity become available, which is reflected as equity in loss of investee, net of tax within our condensed consolidated statements of income. During the three and nine months ended September 30, 2013, we recognized a loss on our investment of $6.2 million and $12.3 million, respectively, as compared to $1.3 million and $1.8 million, respectively, in the prior year comparative periods.
Simultaneous with the formation of Samsung Bioepis, we entered into a license agreement and technical development and manufacturing services agreements with Samsung Bioepis. For the three and nine months ended September 30, 2013, we recognized $4.3 million and $18.5 million, respectively, in other revenues in relation to these services, as compared to $4.3 million and $9.9 million, respectively, in the prior year comparative periods, which is reflected as a component of other revenues within our condensed consolidated statements of income.
For additional information related to our other significant collaboration arrangements, please read Note 21, Collaborative and Other Relationships to our consolidated financial statements included within our 2012 Form 10-K.
Isis Pharmaceuticals Inc. (Isis)
In September 2013, we entered into a six year research collaboration with Isis Pharmaceuticals Inc. (Isis) under which both companies will perform discovery level research and then develop and commercialize antisense or other therapeutics for the treatment of neurological disorders. Under the collaboration, Isis will perform research on a set of neurological targets identified within the agreement. Once the research has reached a specific stage of development we will make the determination whether antisense is the preferred approach to develop a therapeutic candidate or whether another modality is preferred. If antisense is selected, Isis will continue development and identify a product candidate. If another modality is used, we will assume the responsibility for identifying a product candidate and developing it.

BIOGEN IDEC INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

Under the terms of this agreement, we paid Isis an upfront amount of $100.0 million. Of this payment, we recorded prepaid research and discovery services of approximately $25.0 million, representing the value of the Isis full time equivalent employee resources which are required by the collaboration to provide research and discovery services to us over the next six years. The remaining $75.0 million of the upfront payment was recorded as research and development expense in the third quarter of 2013, the period in which we entered into the collaboration, as it represents the purchase of intellectual property that has not reached technological feasibility.
Isis is also eligible to receive milestone payments, license fees and royalty payments for all treatments developed through this collaboration, with the specific amount dependent upon the modality of the molecule advanced by us.
For antisense product candidates, Isis will be responsible for global development through the completion of a Phase 2 trial and we will provide advice on the clinical trial design and regulatory strategy. We have an option to license the product candidate until completion of the Phase 2 trial. If we exercise our option, we will pay Isis up to a $70.0 million license fee and assume global development, regulatory and commercialization responsibilities. Isis could receive additional milestone payments upon the achievement of certain regulatory milestones of up to $150.0 million, plus additional amounts related to the cost of clinical trials conducted by Isis under the collaboration, and royalties on future sales if we successfully develop the product candidate after option exercise.
For product candidates using a different modality, we will be responsible for global development through all stages and will owe Isis up to $90.0 million upon the achievement of certain regulatory milestones.
Other Research and Discovery Arrangements
During the three months ended September 30, 2013, we entered into research and discovery arrangements that resulted in $35.0 million recorded as investments and other assets within our condensed consolidated balance sheet and $2.0 million recorded as research and development expense within our condensed consolidated statements of income. These additional arrangements include the potential for future milestone payments based on clinical and commercial development over a period of several years.

20.	Litigation
Massachusetts Department of Revenue
On June 8, 2010, we received Notices of Assessment from the Massachusetts DOR against BIMA for the payment of additional corporate excise tax, including associated interest and penalties, related to our 2004, 2005 and 2006 state tax filings. On February 3, 2011, we filed a petition with the Massachusetts ATB appealing the denial of our application for abatement, and on October 15, 2013 we reached a settlement resolving the dispute.
Hoechst — Genentech Arbitration
On October 24, 2008, Hoechst GmbH (Hoechst), an affiliate of Sanofi-Aventis Deutschland GmbH (Sanofi), filed a request for arbitration with the ICC International Court of Arbitration (Paris) claiming that Genentech breached a license agreement, now terminated, under which Hoechst claims rights (the Hoechst License). The Hoechst License granted Genentech certain rights with respect to U.S. Patents 5,849,522 (’522 patent) and 6,218,140 (’140 patent). In 2012, the arbitrator ruled that Genentech is liable to Hoechst for license royalties with respect to sales of RITUXAN, and in February 2013 he awarded Hoechst royalties of EUR108 million together with interest (estimated by Hoechst to be approximately EUR54 million as of the date of the award). Genentech has filed Declarations of Appeal in the Paris Court of Appeal to vacate the arbitral awards in their entirety and those annulment proceedings are pending. Genentech nonetheless paid Hoechst the amounts that Hoechst claims that it is owed, while reserving all legal rights, including the right to challenge the awards and the right to claim reimbursement.
Although we are not a party to the arbitration, we expect that amounts paid by Genentech and not ultimately recovered from Hoechst may be a cost charged to our collaboration with Genentech. Our revenues from unconsolidated joint business were reduced by approximately $50.0 million in the second quarter of 2011 and by approximately $41.5 million in the first quarter of 2013 to reflect our share of the royalties awarded to Hoechst and the interest Hoechst claims. Our share may vary from these amounts if Genentech is successful in challenging the awards.

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
Novartis V&D ’688 Patent Litigation
On January 26, 2011, Novartis Vaccines and Diagnostics, Inc. (Novartis V&D) filed suit against us in the United States District Court for the District of Delaware, alleging that TYSABRI infringes U.S. Patent No. 5,688,688 “Vector for Expression of a Polypeptide in a Mammalian Cell” (’688 Patent), which was granted in November 1997 and expires in November 2014. Novartis V&D seeks a declaration of infringement, a finding of willful infringement, compensatory damages in the form of a royalty and lost profits, treble damages, interest, costs and attorneys' fees. On July 18, 2012, the court granted Novartis V&D leave to add Novartis Pharma AG, an alleged exclusive licensee of the ’688 Patent, as co-plaintiff. We have not formed an opinion that an unfavorable outcome is either “probable” or “remote”, and are unable to estimate the magnitude or range of any potential loss. We believe that we have good and valid defenses to the complaint and will vigorously defend against it. A trial on liability has been set for January 2014.
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
We operate as one business segment, which is the business of discovering, developing, manufacturing and marketing therapies for the treatment of multiple sclerosis and other autoimmune disorders, neurodegenerative diseases and hemophilia and, therefore, our chief operating decision-maker manages the operations of our company as a single operating segment.

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
Financial Highlights
The following table is a summary of financial results achieved:

	For the Three Months Ended September 30,
(In millions, except per share amounts and percentages)	2013 (1)	2012	Change %
Total revenues	$1,827.8	$1,385.6	31.9%
Income from operations	$684.5	$535.3	27.9%
Net income attributable to Biogen Idec Inc.	$487.6	$398.4	22.4%
Diluted earnings per share attributable to Biogen Idec Inc.	$2.05	$1.67	22.3%

(1)
Total revenues for the three months ended September 30, 2013 includes 100% of net revenues related to sales of TYSABRI as a result of our acquisition of TYSABRI rights from Elan on April 2, 2013 and net revenues related to sales of TECFIDERA, our new oral first-line treatment for people with relapsing forms of multiple sclerosis (MS), which was approved by the FDA in March 2013 and commenced commercial sales in April 2013.

As described below under “Results of Operations,” our operating results for the three months ended September 30, 2013 reflect the following:

•	Worldwide AVONEX revenues totaled $733.4 million in the third quarter of 2013, representing a decrease of 0.4% over the same period in 2012.

•
Worldwide TYSABRI revenues totaled $401.0 million in the third quarter of 2013, representing an increase of 45.9% over the same period in 2012. The increase in revenue is primarily due to 100% of net U.S. revenue being recognized starting in April 2013 as a result of our acquisition of TYSABRI rights.

•
Worldwide TECFIDERA revenues totaled $286.4 million in the third quarter of 2013. Approximately $12.0 million of U.S. TECFIDERA revenues in the third quarter represent inventory in the channel incremental to the $82.0 million we reported in the second quarter.

•	Our share of RITUXAN revenues totaled $303.2 million in the third quarter of 2013, representing an increase of 5.4% over the same period in 2012.

•
Total cost and expenses increased 30.4% in the third quarter of 2013, compared to the same period in 2012. This increase resulted from an 88.6% increase in the amortization of acquired intangible assets, a 68.4% increase in cost of sales, a 35.4% increase in selling, general and administrative expense and a 34.8% increase in research and development expense partially offset by a 100.0% decrease in collaboration profit sharing over the same period in 2012.

The increases in cost of sales and the amortization of acquired intangibles are a result of our 2013 acquisition of the TYSABRI rights and higher amortization recorded on our AVONEX core technology asset. Our increase in research and development expense was primarily attributable to the upfront payment we made to Isis Pharmaceuticals, Inc. upon entering into a six year research collaboration. Higher selling, general and administrative expense resulted from increased costs incurred in connection with our product launch of TECFIDERA in the U.S. and our building commercial capabilities for potential product launches of ELOCTATE (recombinant factor VIII Fc fusion protein) and ALPROLIX (recombinant factor IX Fc fusion protein), respectively.
Upon the acquisition of the TYSABRI rights from Elan we stopped recording collaboration profit sharing expense.
We generated $1,476.1 million of net cash flows from operations for the nine months ended September 30, 2013, which were primarily driven by earnings. Cash, cash equivalents and marketable securities totaled approximately $1,042.3 million as of September 30, 2013.
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
Global economic conditions continue to present challenges for our industry. Governments in many international markets where we operate have announced or implemented austerity measures to constrain the overall level of government expenditures. These measures, which include efforts aimed at reforming health care coverage and reducing health care costs, particularly in certain countries in Europe, continue to exert pressure on product pricing, have delayed reimbursement for our products, and have negatively impacted our revenues and results of operations. There is also continued uncertainty regarding the potential impact of the recent shutdown of the U.S. federal government in October 2013 and the ongoing debates related to the federal budget deficit and debt ceiling. Changes to monetary and fiscal policies and health care legislation in the U.S. may result from these debates, which could impact reimbursement for our products and otherwise adversely affect our business and results of operations. For additional information about certain risks that could negatively impact our financial position or future results of operations, please read the “Risk Factors” section of this report.
The Affordable Care Act
On October 1, 2013, enrollment in health exchanges created under the Patient Protection and Affordable Care Act (Affordable Care Act) began.  We currently expect implementation of most of the major provisions of the Affordable Care Act to continue. Changes to the Affordable Care Act, or other federal legislation regarding health care access, financing, or delivery and other actions taken by individual states concerning the possible expansion of Medicaid could impact our financial position or results of operations.
The American Taxpayer Relief Act of 2012
The American Taxpayer Relief Act of 2012 (ATRA) was passed by the House of Representatives and the Senate on January 1, 2013, and was signed into law by the President on January 2, 2013. The ATRA, among other things, extends through 2013 an array of temporary business and individual tax provisions. We do not expect that the ATRA will have a material impact on our financial position or results of operation.

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
TECFIDERA was approved in Canada in April 2013 and Australia in July 2013.
In September 2013, we expanded our portfolio of patents related to TECFIDERA as we were granted U.S. Patent No. 8,524,773 having claims to a method of treating MS using monomethyl fumarate. This patent expires in 2018.
We acquired TECFIDERA as part of our acquisition of Fumapharm AG in 2006. For more information about this acquisition and associated milestone obligations, please read the subsection entitled “Contractual Obligations and Off-Balance Sheet Arrangements – Contingent Consideration” of this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
ELOCTATE (recombinant factor VIII Fc fusion protein) and ALPROLIX (recombinant factor IX Fc fusion protein)
We submitted a Biologics License Application to the FDA for marketing approval of ELOCTATE in hemophilia A, a rare inherited disorder which inhibits blood coagulation, during the first quarter of 2013. The regulatory submission was based on the positive results from the Phase 3 study known as A-LONG. In May 2013, the FDA accepted our application for ELOCTATE and granted us a standard review timeline. We are in discussions with the FDA pertaining to the validation of certain steps in the manufacturing process for ELOCTATE. Based on these discussions, there is a possibility of a delay in the potential approval of ELOCTATE.
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
PLEGRIDY (Peginterferon beta-1a)
During the second quarter of 2013, we submitted a Biologics License Application to the FDA for marketing approval of PLEGRIDY in relapsing forms of MS. The regulatory submission was based on the results from the first year of the two-year global Phase 3 ADVANCE study. During the second quarter of 2013, we also submitted a Marketing Authorisation Application (MAA) for PLEGRIDY in relapsing forms of MS to the European Medicines Agency (EMA). The FDA and the EMA accepted our applications in July 2013 and granted us a standard review timeline.

GA101
We collaborate with Genentech, Inc., a wholly-owned member of the Roche Group, on the development and commercialization of GA101, a monoclonal antibody. In July 2013, the Roche Group announced positive results from the Phase 3 CLL11 study. At a pre-planned interim analysis, an independent data monitoring committee determined that the study met its primary endpoint showing that GA101 plus chlorambucil helped people live significantly longer without their disease worsening progression-free survival compared to RITUXAN plus chlorambucil. Based on an earlier analysis of the CLL11 study, marketing applications for GA101 were submitted to regulatory authorities including the FDA and EMA in April 2013. Due to the significance of the positive trial results and the serious and life threatening nature of CLL, the FDA granted the GA101 application both breakthrough therapy designation and priority review. For information about our collaboration with Genentech, please read Note 21, Collaborative and Other Relationships to our consolidated financial statements included within our 2012 Form 10-K.
Results of Operations
Revenues
Revenues are summarized as follows:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
(In millions, except percentages)	2013		2012		2013		2012
Product revenues:
United States	$972.9	53.2%	$560.2	40.4%	$2,465.4	49.6%	$1,605.6	39.2%
Rest of world	480.7	26.3%	478.9	34.6%	1,469.9	29.6%	1,485.8	36.3%
Total product revenues	1,453.6	79.5%	1,039.1	75.0%	3,935.3	79.2%	3,091.4	75.4%
Unconsolidated joint business	303.2	16.6%	287.8	20.8%	856.6	17.2%	857.0	20.9%
Other revenues	71.0	3.9%	58.6	4.2%	174.5	3.5%	150.1	3.7%
Total revenues	$1,827.8	100.0%	$1,385.5	100.0%	$4,966.4	100.0%	$4,098.5	100.0%
Product Revenues
Product revenues are summarized as follows:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
(In millions, except percentages)	2013		2012		2013		2012
AVONEX	$733.4	50.5%	$736.2	70.8%	$2,253.9	57.3%	$2,159.9	69.9%
TYSABRI	401.0	27.6%	274.8	26.4%	1,100.0	28.0%	840.7	27.2%
TECFIDERA	286.4	19.7%	—	—%	478.5	12.2%	—	—%
Other product revenues	32.8	2.3%	28.1	2.7%	102.9	2.6%	90.8	2.9%
Total product revenues	$1,453.6	100.0%	$1,039.1	100.0%	$3,935.3	100.0%	$3,091.4	100.0%
AVONEX
Revenues from AVONEX are summarized as follows:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
(In millions, except percentages)	2013	2012	Change %	2013	2012	Change %
United States	$456.7	$462.0	(1.1)%	$1,427.6	$1,326.8	7.6%
Rest of world	276.7	274.2	0.9%	826.3	833.1	(0.8)%
Total AVONEX revenues	$733.4	$736.2	(0.4)%	$2,253.9	$2,159.9	4.4%

For the three months ended September 30, 2013, compared to the same period in 2012, the decrease in U.S. AVONEX revenues was primarily due to a 17% decrease in unit sales volume, which was attributable in part to patients transitioning to TECFIDERA, partially offset by price increases. For the nine months ended September 30, 2013, compared to the same period in 2012, the increase in U.S. AVONEX revenues was primarily due to price increases partially offset by a 5% decrease in unit sales volume, which was attributable in part to patients transitioning to TECFIDERA. U.S. AVONEX unit sales volume for the prior year nine months ended September 30, 2012 was negatively impacted by a decrease in commercial demand and a recall of a limited amount of AVONEX product.
For the three months ended September 30, 2013, compared to the same period in 2012, the increase in rest of world AVONEX revenues was primarily due to increased unit demand primarily in Europe partially offset by pricing reductions resulting from austerity measures enacted in some countries. For the nine months ended September 30, 2013, compared to the same period in 2012, the decrease in rest of world AVONEX revenues was primarily due to pricing reductions resulting from austerity measures enacted in some countries partially offset by increased unit demand primarily in Europe and Brazil. Increased demand resulted in increases of approximately 5% and 3%, respectively, in rest of world AVONEX unit sales volume for the three and nine months ended September 30, 2013, over the prior year comparative periods. The change in rest of world AVONEX revenues for the three and nine months ended September 30, 2013, compared to the same periods in 2012, also reflects losses recognized in relation to the settlement of certain cash flow hedge instruments under our foreign currency hedging program partially offset by the positive impacts of foreign currency exchange rates.
Losses recognized in relation to the settlement of certain cash flow hedge instruments under our foreign currency hedging program totaled $5.1 million and $4.2 million, respectively, for the three and nine months ended September 30, 2013, compared to gains of $8.6 million and $22.5 million, respectively, in the prior year comparative periods.
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
TYSABRI
Revenues from TYSABRI are summarized as follows:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
(In millions, except percentages)	2013	2012	Change %	2013	2012	Change %
United States	$232.2	$98.2	136.5%	$563.5	$278.8	102.1%
Rest of world	168.8	176.6	(4.4)%	536.5	561.9	(4.5)%
Total TYSABRI revenues	$401.0	$274.8	45.9%	$1,100.0	$840.7	30.8%
The increase in U.S. TYSABRI revenue for the three and nine months ended September 30, 2013, compared to the same periods in 2012, is primarily due to our recognition, starting in April 2013, of 100% of net revenues on TYSABRI in-market sales due to our acquisition of the remaining TYSABRI rights and increases in TYSABRI prices.
For the three months ended September 30, 2013, compared to the same period in 2012, our U.S. revenues increased due to our acquisition of TYSABRI rights and price increases, partially offset by a 6% decrease in unit sales volume, which was attributable in part to patients transitioning to TECFIDERA.
For the nine months ended September 30, 2013, compared to the same period in 2012, our U.S. revenues increased due to our acquisition of TYSABRI rights, price increases and a 3% increase in unit sales volume.
Based on data reported by Elan and our sales to third party customers, total U.S. TYSABRI in-market sales were $232.2 million and $230.4 million for the three months ended September 30, 2013 and 2012, respectively. For the nine months ended September 30, 2013 and 2012, total U.S. TYSABRI in-market sales were $707.5 million and $642.9 million, respectively. The increase in the three months ended September 30, 2013 in-market sales compared to the prior year comparable period is due to price increases offset by a reduction in unit sales volume due in part to patients transitioning to TECFIDERA. The increase in the nine months ended September 30, 2013 compared to the prior year comparable period is due to price increases and an increase in unit sales volume.

For the three months ended September 30, 2013, compared to the same period in 2012, the decrease in rest of world TYSABRI revenues was primarily due to a decrease in unit demand and pricing reductions from austerity measures enacted in some European countries partially offset by an increase in unit demand in Brazil. For the nine months ended September 30, 2013, compared to the same period in 2012, the decrease in rest of world TYSABRI revenues was primarily due to an EUR15.4 million ($20.0 million) reduction in revenues for a probable settlement of outstanding claims by AIFA relating to sales of TYSABRI in Italy in excess of a reimbursement limit for the periods between February 2009 and February 2013 and pricing reductions from austerity measures enacted in some countries partially offset by a 3% increase in unit demand primarily in Brazil. The change in rest of world TYSABRI revenues for the three and nine months ended September 30, 2013, compared to the same periods in 2012, also reflects losses recognized in relation to the settlement of certain cash flow hedge instruments under our foreign currency hedging program partially offset by the positive impacts of foreign currency exchange rates.
Losses recognized in relation to the settlement of certain cash flow hedge instruments under our foreign currency hedging program totaled $2.2 million and $1.9 million, respectively, for the three and nine months ended September 30, 2013, compared to gains of $3.4 million and $8.5 million, respectively, in the prior year comparative periods.
For additional information relating to the agreement in principle with AIFA, please read Note 3, Accounts Receivable to our condensed consolidated financial statements included in this report. As described in Note 3, the settlement with AIFA is pending approval by the Italy Avvocatura Generale dello Stato and the board of directors with AIFA, which we expect to occur in the fourth quarter of 2013, however, the exact timing of approval is outside our control. Upon approval of the settlement, any deferred revenue related to the periods subsequent to February 2011 that is in excess of the settlement will be recognized as revenue. Currently, we expect to record approximately $95.0 million of incremental revenue.
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
TECFIDERA
Revenues from TECFIDERA are summarized as follows:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
(In millions, except percentages)	2013	2012	Change %	2013	2012	Change %
United States	$284.0	$—	**	$474.3	$—	**
Rest of world	2.4	—	**	4.2	—	**
Total TECFIDERA revenues	$286.4	$—	**	$478.5	$—	**
During the nine months ended September 30, 2013, we received marketing approval for TECFIDERA in the U.S., Canada and Australia. U.S. sales began in April 2013.
Approximately $12.0 million of U.S. TECFIDERA revenues in the third quarter represent inventory in the channel incremental to the $82.0 million we reported in the second quarter.
In the first two quarters subsequent to its commercial launch in the United States, approximately 75% of new patients taking TECFIDERA have switched from a different MS therapy, including our products AVONEX and TYSABRI. We believe that the previous therapies from which these patients switched to TECFIDERA is roughly proportionate to the current market share distribution of all products currently approved to treat relapsing remitting MS. As TECFIDERA has only been approved for six months, we have a very limited product history and it is difficult to estimate trends of future product sales of TECFIDERA and the resulting impact on sales and market share of our other therapies and other competing MS therapies.

Other Product Revenues
Other product revenues are summarized as follows:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
(In millions, except percentages)	2013	2012	Change %	2013	2012	Change %
FAMPYRA	$16.7	$12.2	36.9%	$56.7	$46.9	20.9%
FUMADERM	16.1	15.9	1.3%	46.2	43.9	5.2%
Total other product revenues	$32.8	$28.1	16.7%	$102.9	$90.8	13.3%
We have a license from Acorda to develop and commercialize FAMPYRA in all markets outside the U.S. For information about our relationship with Acorda, please read Note 21, Collaborative and Other Relationships to our consolidated financial statements included within our 2012 Form 10-K.
For the three months ended September 30, 2013, compared to the same period in 2012, the increase in FAMPYRA revenue was primarily due to increased demand in Germany and France. For the nine months ended September 30, 2013, compared to the same period in 2012, the increase in FAMPYRA revenue was due to the recognition of deferred revenue and increased demand, partially offset by pricing reductions resulting from austerity measures enacted in some countries. FAMPYRA revenues for the nine months ended September 30, 2013 includes the recognition of revenues previously deferred in Germany as a result of finalizing the contract that included the final negotiated fixed price, which was higher than the lowest point of the initial range cited by the German pricing authority.
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
Revenues from unconsolidated joint business are summarized as follows:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
(In millions, except percentages)	2013	2012	Change %	2013	2012	Change %
Biogen Idec’s share of co-promotion profits in the U.S.	$281.7	$258.1	9.1%	$832.8	$774.9	7.5%
Reimbursement of selling and development expenses in the U.S.	0.5	0.4	25.0%	1.8	1.0	80.0%
Revenue on sales of RITUXAN in the rest of world	21.0	29.3	(28.3)%	22.0	81.1	(72.9)%
Total unconsolidated joint business revenues	$303.2	$287.8	5.4%	$856.6	$857.0	—%
For the nine months ended September 30, 2013, compared to the same period in 2012, our share of RITUXAN revenues from unconsolidated joint business reflects a charge for damages and interest awarded to Hoechst in Genentech's arbitration with Hoechst. As disclosed in Note 20, Litigation to our condensed consolidated financial statements included within this report, Genentech and Hoechst have been arbitrating Hoechst's claims under a license agreement between Hoechst's predecessor and Genentech that was terminated in October 2008. The license agreement provided for royalty payments of 0.5% on net sales of certain products defined by the agreement.
Although we are not a party to the arbitration, we expect the damages to be a cost charged to our collaboration with Genentech. Accordingly, we reduced our share of RITUXAN revenue from unconsolidated joint business by approximately $41.5 million during the nine months ended September 30, 2013, of which revenue on sales of RITUXAN in the rest of world was reduced by $37.6 million and co-promotion profits in the U.S. by $3.9 million.

Biogen Idec’s Share of Co-Promotion Profits in the U.S.
The following table provides a summary of amounts comprising our share of pre-tax co-promotion profits in the U.S.:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
(In millions, except percentages)	2013	2012	Change %	2013	2012	Change %
Product revenues, net	$947.5	$786.8	20.4%	$2,622.8	$2,363.0	11.0%
Costs and expenses	155.1	141.5	9.6%	440.2	417.0	5.6%
Pre-tax co-promotion profits in the U.S.	792.4	645.3	22.8%	2,182.6	1,946.0	12.2%
Biogen Idec's share of pre-tax co-promotion profits in the U.S.	$281.7	$258.1	9.1%	$832.8	$774.9	7.5%
For the three and nine months ended September 30, 2013, compared to the same periods in 2012, the increase in U.S. RITUXAN product revenues was primarily due to the recognition of $94.9 million in net revenues resulting from the July 2013 issuance by the Department of Health and Human Services of its final rule on the Exclusion of Orphan Drugs for Certain Covered Entities Under 340B Program, along with price increases and an increase in commercial demand. Increased commercial demand was approximately 6% and 4%, respectively, in U.S. RITUXAN unit sales volume for the three and nine months ended September 30, 2013, over the prior year comparative periods.
The issuance of the final rule by the Department of Health and Human Services did not have an impact on the amount we recorded as revenues from unconsolidated joint business in our condensed consolidated statements of income because, through June 30, 2013, we had been increasing our share of co-promotion profits in the U.S. to reflect our interpretation of the proposed 340B rule. The final rule was consistent with our prior interpretation.
Under our collaboration agreement, our current pre-tax co-promotion profit-sharing formula, which resets annually, provides for a 40% share of pre-tax co-promotion profits if co-promotion operating profits exceed $50.0 million. The 40% threshold was met during the first quarter of 2013 and 2012.
Revenue on Sales of RITUXAN in the Rest of the World
Revenue on sales of RITUXAN in the rest of world consists of our share of pre-tax co-promotion profits in Canada and royalty revenue on sales of RITUXAN outside the U.S. and Canada. For the three months ended September 30, 2013, compared to the same period in 2012, revenue on sales of RITUXAN in the rest of world decreased due to the expirations of royalties on a country-by-country basis. For the nine months ended September 30, 2013 compared to the same period in 2012, revenue on sales of RITUXAN in the rest of world decreased as a result of a $37.6 million charge for damages and interest awarded to Hoechst, as discussed above, as well as the expirations of royalties on a country-by-country basis.
The royalty period for sales in the rest of world with respect to all products is 11 years from the first commercial sale of such product on a country-by-country basis. The royalty periods for substantially all of the remaining royalty-bearing sales of RITUXAN in the rest of world markets expired during 2012.
Other Revenues
Other revenues are summarized as follows:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
(In millions, except percentages)	2013	2012	Change %	2013	2012	Change %
Royalty revenues	$54.2	$46.6	16.3%	$125.1	$112.5	11.2%
Corporate partner revenues	16.8	12.0	40.0%	49.4	37.6	31.4%
Total other revenues	$71.0	$58.6	21.2%	$174.5	$150.1	16.3%

Royalty Revenues
We receive royalties from net sales on products related to patents that we licensed. Our most significant source of royalty revenue is derived from net worldwide sales of ANGIOMAX, which is licensed to The Medicines Company (TMC). Royalty revenues from the net worldwide sales of ANGIOMAX are recognized in an amount equal to the level of net sales achieved during a calendar year multiplied by the royalty rate in effect for that tier under our agreement with TMC. The royalty rate increases based upon which tier of total net sales are earned in any calendar year. During 2012, we amended our agreement with TMC for the period from January 1, 2013 to December 15, 2014 to modestly increase the royalty rate in effect for all tiers. For the three and nine months ended September 30, 2013, compared to the same periods in 2012, the increase in royalty revenues is primarily related to the increase in the royalty rate as well as an increase in the net worldwide sales of ANGIOMAX.
For additional information on our U.S. patent that covers ANGIOMAX, please read the subsection entitled “Other Revenues – Royalty Revenues” of the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included within our 2012 Form 10-K.
Corporate Partner Revenues
Our corporate partner revenues include amounts earned upon delivery of product under contract manufacturing agreements, revenues related to our arrangement with Samsung Bioepis and Eisai, and supply agreement revenues covering products previously included within our product line that we have sold or exclusively licensed to third parties.
For the three months ended September 30, 2013, compared to the same period in 2012, the increase in corporate partner revenues was primarily due to higher contract manufacturing revenues. For the nine months ended September 30, 2013, compared to the same period in 2012, the increase in corporate partner revenues was primarily due to increased revenue from our biosimilar arrangements and an amendment to our Zevalin supply agreement, which resulted in the delivery of our remaining Zevalin inventory and the recognition of a previously deferred amount. Zevalin is a program we sold in 2007 but have continued to manufacture. As part of the amendment, we have committed to one additional Zevalin manufacturing campaign.
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

Reserves for discounts, contractual adjustments and returns that reduced gross product revenues are summarized as follows:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
(In millions, except percentages)	2013	2012	Change %	2013	2012	Change %
Discounts	$87.0	$28.6	204.2%	$202.1	$84.2	140.0%
Contractual adjustments	215.3	133.8	60.9%	542.0	348.1	55.7%
Returns	5.9	5.1	15.7%	16.9	17.0	(0.6)%
Total allowances	$308.2	$167.5	84.0%	$761.0	$449.3	69.4%
Gross product revenues	$1,761.8	$1,206.7	46.0%	$4,696.3	$3,540.7	32.6%
Percent of gross product revenues	17.5%	13.9%		16.2%	12.7%
As a result of our acquisition of TYSABRI rights from Elan, we began recognizing reserves for discounts and allowances for U.S. TYSABRI revenue in the second quarter of 2013. Prior periods included reserves for discounts and allowances for rest of world TYSABRI revenue and worldwide AVONEX revenue only. In addition, following the start of U.S. commercial sales of TECFIDERA in the second quarter of 2013, we began recognizing reserves for discounts and allowances related to U.S. TECFIDERA revenue. Gross product revenues for the three and nine months ended September 30, 2012 includes sales of TYSABRI to Elan under our collaboration agreement, which did not have any corresponding reserves for discounts and allowances.
Contractual adjustments relate to Medicaid and managed care rebates, VA, PHS discounts and other government rebates or applicable allowances. In addition to the above noted additions of TECFIDERA and U.S. TYSABRI amounts, the increase in contractual adjustments for the three and nine months ended September 30, 2013, compared to the same periods in 2012, was primarily due to an increase in U.S. governmental rebates and allowances as a result of price increases.
Product return reserves are established for returns made by wholesalers. In accordance with contractual terms, wholesalers are permitted to return product for reasons such as damaged or expired product. The majority of wholesaler returns are due to product expiration. Reserves for product returns are recorded in the period the related revenue is recognized, resulting in a reduction to product sales. For the three months ended September 30, 2013 compared to the same period in 2012, return reserves increased primarily due to our acquisition of TYSABRI rights and the FDA approval and start of commercial sales of TECFIDERA, as discussed above. For the nine months ended September 30, 2013 compared to the same period in 2012, return reserves decreased primarily due to returns associated with a voluntary withdrawal of a limited amount of AVONEX product in the first quarter of 2012 that demonstrated a trend in oxidation that may have led to expiry earlier than stated on its label and adjustments to prior quarters' estimates, partially offset by our acquisition of TYSABRI rights and the FDA approval and start of commercial sales of TECFIDERA, as discussed above.
Cost and Expenses
A summary of total cost and expenses is as follows:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
(In millions, except percentages)	2013	2012	Change %	2013	2012	Change %
Cost of sales, excluding amortization of acquired intangible assets	$234.7	$139.4	68.4%	$599.2	$411.7	45.5%
Research and development	410.0	304.2	34.8%	1,021.8	989.7	3.2%
Selling, general and administrative	405.6	299.6	35.4%	1,189.2	901.5	31.9%
Amortization of acquired intangible assets	100.0	53.0	88.6%	233.5	151.3	54.4%
Collaboration profit sharing	—	75.5	(100.0)%	85.4	240.0	(64.4)%
(Gain) loss on fair value remeasurement of contingent consideration	(0.1)	9.5	(101.0)%	(3.0)	23.6	(112.7)%
Restructuring charges	—	0.8	(100.0)%	—	2.2	(100.0)%
Total cost and expenses	$1,150.2	$882.0	30.4%	$3,126.1	$2,719.9	14.9%

Cost of Sales, Excluding Amortization of Acquired Intangible Assets (Cost of Sales)

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
(In millions, except percentages)	2013	2012	Change %	2013	2012	Change %
Product cost of sales	$116.5	$94.7	23.0%	$297.4	$275.8	7.8%
Royalty cost of sales	$118.2	$44.7	164.4%	$301.8	$135.9	122.1%
Total cost of sales	$234.7	$139.4	68.4%	$599.2	$411.7	45.5%
For the three and nine months ended September 30, 2013, compared to the same periods in 2012, the increase in cost of sales was primarily driven by our acquisition of TYSABRI rights. Upon the closing of the transaction, we began recording 100% of cost of sales and third party royalties, which previously were shared with Elan. Our contingent payments due to Elan are also recorded as a component of royalty cost of sales. For additional information on the contingent payments due to Elan, please read Note 2, Acquisitions to our condensed consolidated financial statements included within this report. In addition, for the three and nine months ended September 30, 2013, compared to the same periods in 2012, the increase in cost of sales was driven by higher unit sales volume and an increase in charges related to excess, obsolete, unmarketable or other inventory primarily related to the implementation of our plans to supply rest of world markets with TYSABRI manufactured at our Hillerød, Denmark facility, which was approved by the FDA and EMA in July 2013, partially offset by lower production costs and expiration of a third party royalty related to AVONEX.
Inventory amounts written down related to excess, obsolete, unmarketable, or other are charged to cost of sales, and totaled $17.5 million and $28.3 million, respectively, for the three and nine months ended September 30, 2013, as compared to $9.4 million and $20.0 million, respectively, in the prior year comparative periods.
Research and Development

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
(In millions, except percentages)	2013	2012	Change %	2013	2012	Change %
Marketed products	$65.3	$35.8	82.4%	$169.3	$98.5	71.9%
Late stage programs	73.0	100.6	(27.4)%	216.6	346.0	(37.4)%
Early stage programs	33.0	22.8	44.7%	83.5	65.2	28.1%
Research and discovery	22.0	24.7	(10.9)%	72.3	73.3	(1.4)%
Other research and development costs	136.6	120.2	13.6%	394.0	363.6	8.4%
Milestone and upfront payments	80.1	0.1	**	86.1	43.1	99.8%
Total research and development	$410.0	$304.2	34.8%	$1,021.8	$989.7	3.2%
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
For the three and nine months ended September 30, 2013, compared to the same periods in 2012, the increase in research and development expense was primarily related to an increase in costs incurred in connection with our marketed products, early stage programs and upfront and milestone payments partially offset by a decrease in costs incurred in connection with our late stage programs. The increase in spending associated with marketed products is related to TECFIDERA, which is now recorded in this caption, and costs associated with TYSABRI, which previously were shared with Elan and are now recorded by us. Research and development expense related to our early stage programs increased over the prior year comparative periods primarily due to costs incurred in the advancement of our Anti-LINGO program in multiple sclerosis, our BIIB037 program for Alzheimer’s disease, our Neublastin program for neuropathic pain, and an increase in spending incurred in connection with our development of STX-100 for the treatment of idiopathic pulmonary fibrosis.

In addition, research and development expense for the three and nine months ended September 30, 2013 included a $75.0 million upfront payment made to Isis Pharmaceuticals, Inc. (Isis) in September 2013 upon entering into a six year research collaboration with Isis under which both companies will perform research and then seek to develop and commercialize antisense or other therapeutics for the treatment of neurological disorders. In the prior year comparative periods, research and development expense included $29.0 million and $12.0 million upfront payments made to Isis in January and June 2012 upon entering into an agreement for the development of Isis’ antisense investigational drug ISIS-SMNRx for the treatment of spinal muscular atrophy (SMA) and product candidates related to the treatment of myotonic dystrophy (DM1), respectively, in the prior year comparative periods.
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
Selling, General and Administrative

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
(In millions, except percentages)	2013	2012	Change %	2013	2012	Change %
Selling, general and administrative	$405.6	$299.6	35.4%	$1,189.2	$901.5	31.9%
For the three and nine months ended September 30, 2013, compared to the same periods in 2012, the increase in selling, general and administrative expense was primarily driven by costs associated with developing commercial capabilities for the product launch of TECFIDERA and the potential product launches of ELOCTATE and ALPROLIX, and an increase in sales and marketing activities in support of AVONEX and TYSABRI. The increase in sales and marketing activities in support of TYSABRI were primarily driven by assuming 100% responsibility of activities as a result of the acquisition of TYSABRI rights. The successful commercialization of potential new products requires significant investments, such as sales force build and development, training, and other related activities. In addition, the increase in selling, general, and administrative expense was driven by an increase in share-based compensation expense.
We remain focused on preparing for multiple potential product launches in the coming years. As discussed above, we continue to invest in the development of commercial capabilities in support of our TECFIDERA program, which was recently approved and is in the early stages of commercial launch. We also have continued to make investments in the development of commercial capabilities for our hemophilia franchise.
Amortization of Acquired Intangible Assets

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
(In millions, except percentages)	2013	2012	Change %	2013	2012	Change %
Amortization of acquired intangible assets	$100.0	$53.0	88.6%	$233.5	$151.3	54.4%
For the three and nine months ended September 30, 2013, compared to the same periods in 2012, the change in amortization of acquired intangible assets was primarily driven by our acquisition of TYSABRI rights from Elan on April 2, 2013 and an increase in the amount of amortization recorded in relation to our AVONEX core technology asset.
We amortize the intangible assets related to the acquired TYSABRI rights as well as the core technology of our AVONEX product using the economic consumption method based on revenue generated from the products underlying the related intangible assets. An analysis of the anticipated lifetime revenues of TYSABRI and AVONEX is performed annually during our long range planning cycle which is generally updated in the third quarter of each year, and this analysis serves as the basis for the calculation of our economic consumption models used for these products. This analysis is based upon certain assumptions that we evaluate on a periodic basis, such as the anticipated product sales of AVONEX and TYSABRI, the expected impact of competitor products and our own pipeline product candidates including TECFIDERA and PLEGRIDY, and the issuance of new patents or the extension of existing patents.

Our most recent long range planning cycle was completed in the third quarter of 2013, which reflected a decrease in the expected future product revenues of AVONEX and TYSABRI, resulting in an increase in amortization expense as compared to prior quarters. The results of our analysis were impacted by changes in the estimated impact of TECFIDERA, as well as other oral and alternative formulations including PLEGRIDY that may compete with AVONEX and TYSABRI.
We monitor events and expectations regarding product performance. If there are any indications that the assumptions underlying our most recent analysis would be different than those utilized within our current estimates, our analysis would be updated and may result in a significant change in the anticipated lifetime revenues of AVONEX and TYSABRI. The occurrence of an adverse event could substantially increase the amount of amortization expense associated with our acquired intangible assets as compared to previous periods or our current expectations, which may result in a significant negative impact on our future results of operations.
Collaboration Profit Sharing

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
(In millions, except percentages)	2013	2012	Change %	2013	2012	Change %
Collaboration profit sharing	$—	$75.5	(100.0)%	$85.4	$240.0	(64.4)%
Upon the closing of our acquisition of TYSABRI rights, our collaboration agreement was terminated and we no longer record collaboration profit sharing.
(Gain) Loss on Fair Value Remeasurement of Contingent Consideration

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
(In millions, except percentages)	2013	2012	Change %	2013	2012	Change %
(Gain) loss on fair value remeasurement of contingent consideration	$(0.1)	$9.5	(101.0)%	$(3.0)	$23.6	(112.7)%
The consideration for certain of our business combinations includes future payments that are contingent upon the occurrence of a particular factor or factors. For business combinations completed after January 1, 2009, we record a contingent consideration obligation for such contingent consideration payments at its fair value on the acquisition date. We revalue our acquisition-related contingent consideration obligations each reporting period. Changes in the fair value of our contingent consideration obligations, other than changes due to payments, are recognized as a (gain) loss on fair value remeasurement of contingent consideration within our condensed consolidated statements of income. The (gain) loss for the three and nine months ended September 30, 2013, compared to the same periods in 2012 was primarily due to changes in the probability and expected timing related to the achievement of certain developmental milestones and changes in the discount rate.
Gain on Sale of Rights

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
(In millions, except percentages)	2013	2012	Change %	2013	2012	Change %
Gain on sale of rights	$6.9	$31.7	(78.1)%	$17.3	$31.7	(45.4)%
During the third quarter of 2012, we sold all of our rights, including rights to royalties, related to BENLYSTA (belimumab) to a DRI Capital managed fund (DRI). We were entitled to these rights pursuant to a license agreement with Human Genome Sciences, Inc. and GlaxoSmithKline plc (collectively the Licensees). Under the terms of the BENLYSTA sale agreement, we will receive payments equal to a multiple of royalties payable by the Licensees for the period covering October 2011 to September 2014 and a one-time contingency payment that could be paid to us if the cumulative royalties over the full royalty term exceed an agreed amount.
For the three and nine months ended September 30, 2013, compared to the same periods in 2012, we recognized lower royalties on the sales of BENLYSTA resulting from a lower multiple of sales being applied in 2013 as compared to 2012. The payments received during the three and nine months ended September 30, 2013 covered the royalty period from October 1, 2012 to June 30, 2013 while payments received during the three and nine months ended September 30, 2012 covered the royalty period of October 1, 2011 to June 30, 2012. The remaining payments, which are contingent upon BENLYSTA sales over the period ending September 2014, will be recognized as the payments become due. For additional information related to this transaction, please read Note 4, Gain on Sale of Rights to our consolidated financial statements included within our 2012 Form 10-K.

Other Income (Expense), Net

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
(In millions, except percentages)	2013	2012	Change %	2013	2012	Change %
Other income (expense), net	$(4.6)	$(4.5)	(2.0)%	$(29.5)	$13.5	(318.0)%
For the three months ended September 30, 2013 compared to the same period in 2012, the change in other income (expense), net was due to an increase in realized gains recognized on our strategic investments offset by a decrease in interest income due to lower average cash, cash equivalent and marketable securities balances and higher foreign exchange losses. For the nine months ended September 30, 2013, compared to the same period in 2012, the change in other income (expense), net was due to a decrease in interest income due to lower average cash, cash equivalent and marketable securities balances, higher non-income based taxes and higher foreign exchange losses. Other income (expense), net for the nine months ended September 30, 2012 included a gain of $9.0 million recognized upon our acquisition of Stromedix in March 2012, which was based on the value derived from the purchase price of our equity interest held in Stromedix prior to its acquisition.
Income Tax Provision

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
(In millions, except percentages)	2013	2012	Change %	2013	2012	Change %
Effective tax rate on pre-tax income	27.4%	24.7%	10.9%	22.5%	23.5%	(4.3)%
Income tax expense	$186.1	$131.0	42.0%	$410.8	$334.2	22.9%
Our effective tax rate fluctuates from year to year due to the global nature of our operations. The factors that most significantly impact our effective tax rate include variability in the allocation of our taxable earnings among multiple jurisdictions, changes in tax laws, the amount and characterization of our research and development expenses, acquisitions, and licensing transactions.
The increase in our tax rate for the three months ended September 30, 2013 compared to the same period in 2012, is primarily attributable to the commercial launch of TECFIDERA in the United States, which has resulted in a higher relative percentage of our earnings being recognized in the U.S., a higher tax jurisdiction. In addition, in 2013 we are recognizing reduced expenditures eligible for the orphan drug credit and higher state taxes. These factors were partially offset by lower intercompany royalties owed by a foreign wholly owned subsidiary to a U.S. wholly owned subsidiary on the international sales of one of our products.
For the nine months ended September 30, 2013, the reduction in our income tax rate compared to the same period in 2012, was primarily the result of a change in our uncertain tax position related to our U.S. federal manufacturing deduction, described below, lower intercompany royalties owed by a foreign wholly owned subsidiary to a U.S. wholly owned subsidiary on the international sales of one of our products and the reinstatement of the federal research and development tax credit. These favorable items were partially offset by higher relative earnings in the United States from the commercial launch of TECFIDERA, lower orphan drug credits due to reduced expenditures in eligible clinical trials and higher state taxes.
During the nine months ended September 30, 2013, we recorded a deferred charge of $203.7 million in connection with an intercompany transfer of the intellectual property for Daclizumab. The deferred charge will be amortized to income tax expense over the economic life of the Daclizumab program. If the Daclizumab program were to be discontinued, we will accelerate the amortization of this deferred charge and record an expense equal to its remaining net book value.
Accounting for Uncertainty in Income Taxes
During the three months ended March 31, 2013, we received updated technical guidance from the IRS concerning our current and prior year filings and calculation of our U.S. federal manufacturing deduction related to our unconsolidated joint business. Based on this guidance we reevaluated the level of our unrecognized benefits, related to uncertain tax positions, and recorded a $33.0 million benefit, which is net of ancillary federal and state tax effects. This benefit is for a previously unrecognized position and relates to years 2005 through 2012 and is net of a $10.0 million expense for non-income based state taxes, which is recorded in other income (expense) within our condensed consolidated statements of income. Subsequent to establishing the uncertain tax position, we have remeasured the uncertain tax position upon receiving new information and recorded a net benefit of approximately $7.0 million.

For more information on the U.S. federal manufacturing deduction, our state tax matter and a detailed income tax rate reconciliation for the three and nine months ended September 30, 2013 and 2012, please read Note 16, Income Taxes to our condensed consolidated financial statements included within this report.
Equity in Loss of Investee, Net of Tax

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
(In millions, except percentages)	2013	2012	Change %	2013	2012	Change %
Equity in loss of investee, net of tax	$6.2	$1.3	390.5%	$12.3	$1.8	593.6%
In February 2012, we finalized an agreement with Samsung BioLogics that established an entity, Samsung Bioepis, to develop, manufacture and market biosimilar pharmaceuticals. We account for this investment under the equity method of accounting. We recognize our share of the results of operations related to our investment in Samsung Bioepis one quarter in arrears. For the three and nine months ended September 30, 2013, compared to the same periods in 2012, the increase in equity in loss of investee, net of tax was due to increased clinical trial activity. For additional information related to this transaction, please read Note 19, Collaborative and Other Relationships to our condensed consolidated financial statements included within this report.
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
Pricing Pressure
Governments in a number of international markets in which we operate, including Germany, France, Italy, the United Kingdom, Portugal and Spain, have announced or implemented measures aimed at reducing healthcare costs to constrain the overall level of government expenditures. These implemented measures vary by country and include, among other things, mandatory rebates and discounts, price reductions and suspensions on pricing increases on pharmaceuticals. Certain implemented measures negatively impacted our revenues in 2012 and have continued to do so during the three and nine months ended September 30, 2013. Based upon our most recent estimates, we expect that such measures will reduce our revenues in 2013 by approximately $50.0 to $60.0 million, excluding any consideration of our agreement in principle with AIFA in Italy. For additional information relating to our agreement in principle with AIFA, please read Note 3, Accounts Receivable to our condensed consolidated financial statements included in this report.
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

On March 1, 2013, the across-the-board U.S. federal government spending cuts, known as “sequestration”, went into effect. These reductions included a 2% reduction in Medicare reimbursements rates to providers, such as physicians, hospitals and drug plans.  These cuts, which reduce payments to health care providers for Part B drugs, could affect decisions regarding prescribing patterns or site of care, which could adversely impact sales of our products such as our infusible drugs, TYSABRI and RITUXAN. In addition, Part D plans managing outpatient prescription drugs that are receiving less reimbursement from the government could seek further discounts from manufacturers, which could adversely affect our sales of our Part D drugs, such as AVONEX and TECFIDERA.
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
Within the European Union, our accounts receivable in Spain, Italy and Portugal continue to be subject to significant payment delays due to government funding and reimbursement practices. Uncertain credit and economic conditions have generally led to a lengthening of time to collect our accounts receivable in these countries, although these countries have introduced programs to pay down significantly overdue payables. Specifically during the third quarter of 2012, Portugal enacted legislation to limit their total expenditure on pharmaceutical products. In recognizing revenue in Portugal, we have estimated the effect of these provisions in determining our price. Our net accounts receivable balances from product sales in Italy, Portugal and Spain totaled $234.6 million and $207.5 million as of September 30, 2013 and December 31, 2012, respectively, of which $38.8 million and $17.6 million were classified as non-current and included within investments and other assets within our condensed consolidated balance sheets as of those dates. Approximately $40.8 million and $11.8 million of the total net accounts receivable balances for these three countries were overdue more than one year as of September 30, 2013 and December 31, 2012, respectively.
We believe that our allowance for doubtful accounts was adequate as of September 30, 2013 and December 31, 2012, respectively. However, if significant changes occur in the availability of government funding or the reimbursement practices of these or other governments, we may not be able to collect on amounts due to us from customers in such countries and our results of operations could be adversely affected.

Financial Condition and Liquidity
Our financial condition is summarized as follows:

(In millions, except percentages)	As of September 30, 2013	As of December 31, 2012	Change %
Financial assets:
Cash and cash equivalents	$427.8	$570.7	(25.0)%
Marketable securities — current	240.9	1,135.0	(78.8)%
Marketable securities — non-current	373.6	2,036.7	(81.7)%
Total cash, cash equivalents and marketable securities	$1,042.3	$3,742.4	(72.1)%
Borrowings:
Current portion of notes payable and line of credit	$3.4	$453.4	(99.3)%
Notes payable and other financing arrangements	694.9	687.4	1.1%
Total borrowings	$698.3	$1,140.8	(38.8)%
Working Capital:
Current assets	$2,643.7	$3,244.3	(18.5)%
Current liabilities	(1,518.7)	(1,657.4)	(8.4)%
Total working capital	$1,125.0	$1,586.9	(29.1)%
For the nine months ended September 30, 2013, certain significant cash flows were as follows:

•	$2.6 billion in net proceeds received on sales and maturities of marketable securities;

•	$3.25 billion used for our acquisition of TYSABRI rights from Elan;

•	$450.0 million used for the repayment of principal of our 6.0% Senior Notes;

•	$414.5 million in total payments for income taxes;

•	$400.3 million used for share repurchases;

•	$167.6 million used for purchases of property, plant and equipment; and

•	$100.0 million upfront payment made to Isis pursuant to our collaboration agreement dated September 2013.
For the nine months ended September 30, 2012, certain significant cash flows were as follows:

•	$133.2 million in cash collections on accounts receivable balances in Spain and Portugal;

•	$963.2 million used for share repurchases;

•	$364.6 million in total payments for income taxes;

•	$279.0 used for net purchases of marketable securities;

•	$185.5 million used for purchases of property, plant and equipment;

•	$72.4 million of net cash paid for the acquisition of Stromedix, Inc.; and

•	$41.0 million upfront payments made to Isis, recognized as research and development expense, pursuant to our collaboration agreements dated January and June 2012.

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
We consider the unrepatriated cumulative earnings of certain of our foreign subsidiaries to be invested indefinitely outside the U.S. During 2013, we completed our acquisition of TYSABRI rights using cash primarily located outside the U.S. Of the total cash, cash equivalents and marketable securities at September 30, 2013, approximately $240.0 million was generated from operations in foreign jurisdictions and is intended for use in our foreign operations or in connection with business development transactions outside of the U.S. In managing our day-to-day liquidity in the U.S., we do not rely on the unrepatriated earnings as a source of funds and we have not provided for U.S. federal or state income taxes on these undistributed foreign earnings.
For additional information related to certain risks that could negatively impact our financial position or future results of operations, please read the “Risk Factors” and “Quantitative and Qualitative Disclosures About Market Risk” sections of this report.
Share Repurchase Programs
In February 2011, our Board of Directors authorized the repurchase of up to 20.0 million shares of common stock. This authorization does not have an expiration date. During the nine months ended September 30, 2013, we repurchased approximately 2.0 million shares at a cost of $400.3 million. Of those shares, 1.7 million were repurchased during the three months ended September 30, 2013 at a cost of $359.3 million. During the nine months ended September 30, 2012, we repurchased approximately 7.7 million shares at a cost of approximately $963.2 million
Approximately 4.2 million shares of our common stock remain available for repurchase under the 2011 authorization.
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
Borrowings
In March 2013, we entered into a $750.0 million senior unsecured revolving credit facility, which we may choose to use for working capital and general corporate purposes. The terms of this revolving credit facility include a financial covenant that requires us to not exceed a maximum debt to EBITDA ratio. This facility terminates in March 2014. As of September 30, 2013, we had no outstanding borrowings and were in compliance with all covenants under this facility.
On March 1, 2013, we repaid the $450.0 million principal amount of our 6.0% Senior Notes.
We have $550.0 million aggregate principal amount of 6.875% Senior Notes due March 1, 2018 that were originally priced at 99.184% of par. The discount is amortized as additional interest expense over the period from issuance through maturity.

In connection with our 2006 distribution agreement with Fumedica, we issued notes totaling 61.4 million Swiss Francs which were payable to Fumedica in varying amounts from June 2008 through June 2018. Our remaining note payable to Fumedica had a present value of 13.8 million Swiss Francs ($15.3 million) and 16.4 million Swiss Francs ($17.9 million) as of September 30, 2013 and December 31, 2012, respectively.
For a summary of the fair and carrying values of our outstanding borrowings as of September 30, 2013 and December 31, 2012, please read Note 7, Fair Value Measurements to our condensed consolidated financial statements included within this report.
Working Capital
We define working capital as current assets less current liabilities. The decrease in working capital from December 31, 2012 reflects a decrease in total current assets of $600.6 million partially offset by a decrease in total current liabilities of $138.7 million. The decrease in total current assets was primarily driven by our acquisition of TYSABRI rights from Elan partially offset by an increase in inventory related to our AVONEX, TYSABRI, and ELOCTATE programs and accounts receivable resulting from increased product revenue. The decrease in total current liabilities primarily resulted from the repayment of our 6.0% Senior Notes on March 1, 2013 partially offset by an increase in taxes payable and accrued expenses and other.
Cash Flows
The following table summarizes our cash flow activity:

	For the Nine Months Ended September 30,
(In millions, except percentages)	2013	2012	% Change
Net cash flows provided by operating activities	$1,476.1	$1,372.0	7.6%
Net cash flows used in investing activities	$(894.7)	$(574.9)	55.6%
Net cash flows used in financing activities	$(727.7)	$(862.0)	(15.6)%
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
For the nine months ended September 30, 2013, compared to the same period in 2012, the increase in cash provided by operating activities is primarily driven by an increase in net income partially offset by an increase in inventory related to our AVONEX, TYSABRI, and ELOCTATE programs and accounts receivable resulting from increased product revenue.
Investing Activities
For the nine months ended September 30, 2013, compared to the same period in 2012, the increase in net cash flows used in investing activities is primarily due to our acquisition of TYSABRI rights from Elan and upfront payment made to Isis, partially offset by net proceeds from sales and maturities of marketable securities.
Financing Activities
For the nine months ended September 30, 2013, compared to the same period in 2012, the decrease in net cash flows used in financing activities is primarily due to a decrease in the amount of our common stock we repurchased partially offset by the repayment of principal of our 6.0% Senior Notes.

Contractual Obligations and Off-Balance Sheet Arrangements
Contractual Obligations
Our contractual obligations primarily consist of our obligations under non-cancellable operating leases, our notes payable and line of credit, and defined benefit and other purchase obligations, excluding amounts related to tax related obligations, certain funding commitments, contingent milestone payments, contingent consideration, our financing arrangement for the construction of the office buildings located in Cambridge, Massachusetts and other off-balance sheet arrangements as described below.
For changes related to our notes payable and line of credit, please read the subsection entitled “Financial Condition and Liquidity - Borrowings” of this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
On October 7, 2013, we amended the lease related to our biologics manufacturing facility located in Cambridge, Massachusetts to extend the term of the lease to 2024. In addition, we agreed to two remaining option periods of 5 years each. We are committed to make payments related to this lease of approximately $30.0 million for the extended term of the lease.
There have been no other material changes in our contractual obligations since December 31, 2012.
Tax Related Obligations
We exclude liabilities pertaining to uncertain tax positions from our summary of contractual obligations as we cannot make a reliable estimate of the period of cash settlement with the respective taxing authorities. As of September 30, 2013, we have approximately $68.1 million of liabilities associated with uncertain tax positions.
Other Funding Commitments
During the three months ended September 30, 2013, we contributed the remaining 6.5 billion South Korean won (approximately $5.8 million) to Samsung Bioepis to complete our obligation to contribute an aggregate of approximately 49.5 billion South Korean won (approximately $45.0 million) for our 15 percent ownership interest. For additional information related to our relationship with Samsung Bioepis, please read Note 19, Collaborative and Other Relationships to our condensed consolidated financial statements included within this report.
As of September 30, 2013, we have funding commitments of up to approximately $9.5 million as part of our investment in biotechnology oriented venture capital funds.
As of September 30, 2013, we have several on-going clinical studies in various clinical trial stages. Our most significant clinical trial expenditures are to clinical research organizations (CROs). The contracts with CROs are generally cancellable, with notice, at our option. We have recorded accrued expenses of approximately $29.4 million on our condensed consolidated balance sheet for expenditures incurred by CROs as of September 30, 2013. We have approximately $413.4 million in cancellable future commitments based on existing CRO contracts as of September 30, 2013.
Contingent Development Milestone Payments
Based on our development plans as of September 30, 2013, we have committed to make potential future milestone payments to third parties of up to approximately $1.5 billion as part of our various collaborations, including licensing and development programs. Payments under these agreements generally become due and payable only upon achievement of certain development, regulatory or commercial milestones. Because the achievement of these milestones had not occurred as of September 30, 2013, such contingencies have not been recorded in our financial statements.
We anticipate that we may pay approximately $13.3 million of milestone payments, including a $10.0 million milestone payment to Isis related to the selection and advancement of ISIS-DMPKRx to treat myotonic dystrophy type 1 (DM1), during the remainder of 2013, provided various development, regulatory or commercial milestones are achieved. Amounts related to contingent milestone payments are not considered contractual obligations as they are contingent on the successful achievement of certain development, regulatory approval and commercial milestones. These milestones may not be achieved.

Contingent Payments
On April 2, 2013, we acquired full ownership of, and strategic, commercial and decision-making rights to, TYSABRI from Elan. Under the terms of the acquisition agreement, we continued to share TYSABRI profits with Elan on an equal basis until April 30, 2013. We recorded this profit split for the month ended April 30, 2013 as cost of sales within our condensed consolidated statements of income as we controlled TYSABRI effective April 2, 2013. Commencing May 1, 2013 and for the first twelve months thereafter, we will make contingent payments to Elan on 12% of worldwide net sales of TYSABRI and, thereafter, 18% on annual worldwide net sales up to $2.0 billion and 25% on annual worldwide net sales that exceed $2.0 billion. In 2014, the $2.0 billion threshold will be pro-rated for the portion of 2014 remaining after the first 12 months expires. Royalty payments to Elan will be recognized as cost of sales within our condensed consolidated statements of income.
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
For example, if we reach the $1.0 billion cumulative sales level related to the Fumapharm Products in 20XX and our prior twelve month sales of the related products were between $500.0 million and $1.0 billion, then we will owe a $25.0 million milestone payment, and no further milestone payments will be required to be paid until such time as cumulative sales reach the next applicable cumulative sales level, or $2.0 billion in this example. These payments will be accounted for as an increase to goodwill as incurred, in accordance with the accounting standard applicable to business combinations when we acquired Fumapharm. Any portion of the payment which is tax deductible will be recorded as a reduction to goodwill. Payments are due within 60 days following the end of the quarter in which the applicable cumulative sales level has been reached. We expect the $25.0 million milestone payment to be earned in 2013.

Financing Arrangement
In July 2011, we executed leases for two office buildings to be constructed in Cambridge, Massachusetts with a planned occupancy during the second half of 2013. Construction of these facilities began in late 2011. In accordance with accounting guidance applicable to entities involved with the construction of an asset that will be leased when the construction is completed, we are considered the owner of these properties during the construction period. Accordingly, we recorded an asset along with a corresponding financing obligation on our condensed consolidated balance sheet for the amount of total project costs incurred related to the construction in progress for these buildings.
In July 2013, the construction of one of the two buildings was completed and we started leasing the facility. Upon completion of the construction of the building, we determined as part of a normal process that we are no longer considered the owner of that building because we do not have any unusual or significant continuing involvement. Consequently, we derecognized the building and its associated financing obligation of approximately $47.7 million from our condensed consolidated balance sheet. The derecognition of the building and its associated financing obligation constitute non-cash investing and financing transactions in the amount of $47.7 million. Upon completion of the second building, we will perform a similar assessment and determine if the remaining asset and corresponding financing obligation should also be derecognized. As of September 30, 2013 and December 31, 2012, the amounts recorded within our condensed consolidated balance sheet as property, plant and equipment and financing obligation totaled approximately $101.3 million and $86.5 million, respectively.
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
Our market risks, and the ways we manage them, are summarized in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our 2012 Form 10-K. There have been no material changes in the first nine months of 2013 to our market risks or to our management of such risks.

Item 4.	Controls and Procedures
Disclosure Controls and Procedures and Internal Control over Financial Reporting
Controls and Procedures
We have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of September 30, 2013. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that (a) the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (b) such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II — OTHER INFORMATION
Item 1.    Legal Proceedings
Please refer to Note 20, Litigation to our condensed consolidated financial statements included within this report, which is incorporated into this item by reference.
Item 1A.    Risk Factors
We are substantially dependent on revenues from our four principal products.
Our current and future revenues depend upon continued sales of our four principal products, AVONEX, TYSABRI, TECFIDERA and RITUXAN. Although we have developed and continue to develop additional products for commercial introduction, we may be substantially dependent on sales from these products for many years. Any negative developments relating to any of these products, such as safety or efficacy issues, the introduction or greater acceptance of competing products, including biosimilars, generics or related prodrug derivatives, continued exertion of pressure on product pricing, or adverse regulatory or legislative developments, may reduce our revenues and adversely affect our results of operations. We and our competitors are introducing additional multiple sclerosis products in an increasingly crowded market and if they have a similar or more attractive profile in terms of efficacy, convenience or safety, future sales of AVONEX, TYSABRI or TECFIDERA could be adversely affected.
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
We are in the early stages of our U.S. commercial launch of TECFIDERA and there is a limited amount of prescription, patient compliance and retention and other data available to date. These limited results may not be indicative of future performance or trends or the impact of TECFIDERA on our other products or the products of our competitors.
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

•
filing of our planned marketing authorization applications with the EMA requires the submission of positive pediatric data from our ongoing global pediatric studies with our applications, and there can be no assurance that we will receive such positive data; and

•
several companies are working to develop additional treatments for hemophilia and may obtain marketing approval of their treatments before we do, which could include an application as an orphan drug candidate in the case of the European Union which could result in a period of market exclusivity for that drug candidate, or may introduce longer-lasting or more efficacious, safer, cheaper or more convenient treatments than our long-lasting blood clotting factor candidates.

Our long-term success depends upon the successful development of other product candidates.
Our long-term viability and growth will depend upon the successful development of new products from our research and development activities, including products licensed from third parties. Product development is very expensive and involves a high degree of risk. Only a small number of research and development programs result in the commercialization of a product. Success in preclinical work or early stage clinical trials does not ensure that later stage or larger scale clinical trials will be successful. Conducting clinical trials is a complex, time-consuming and expensive process. Our ability to complete our clinical trials in a timely fashion depends in large part on a number of key factors including protocol design, regulatory and institutional review board approval, the rate of patient enrollment in clinical trials, and compliance with extensive current Good Clinical Practices. We have opened clinical sites and are enrolling patients in a number of countries where our experience is more limited, and we are in most cases using the services of third party clinical trial providers. If we fail to adequately manage the design, execution and regulatory aspects of our large, complex and diverse clinical trials, our studies and ultimately our regulatory approvals may be delayed or we may fail to gain approval for our product candidates. Clinical trials may indicate that our product candidates have harmful side effects or raise other safety concerns that may significantly reduce the likelihood of regulatory approval, result in significant restrictions on use and safety warnings in any approved label, adversely affect placement within the treatment paradigm, or otherwise significantly diminish the commercial potential of the product candidate. Also, positive results in a registrational trial may not be replicated in any subsequent confirmatory trials. Even if later stage clinical trials are successful, regulatory authorities may disagree with our view of the data or require additional studies, may fail to approve the facilities or the process used to manufacture the product candidate, and may fail to approve or delay approval of our product candidates or may grant marketing approval that is more restricted than anticipated, including indications for a narrower patient population than expected and the imposition of safety monitoring or educational requirements or risk evaluation and mitigation strategies. The occurrence of any such events could result in the incurrence of significant costs and expenses and could otherwise have an adverse effect on our business, including our financial condition and results of operations. In addition, if another company is the first to file for marketing approval of a competing orphan drug candidate, that company may ultimately receive marketing exclusivity for its drug candidate, preventing us from commercializing our orphan drug candidate in the applicable market for several years.
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
On March 1, 2013, the across-the-board U.S. federal government spending cuts, known as “sequestration”, went into effect. These reductions included a 2% reduction in Medicare reimbursements rates to providers, such as physicians, hospitals and drug plans.  These cuts, which reduce payments to health care providers for Part B drugs, could affect decisions regarding prescribing patterns or site of care, which could adversely impact sales of our products such as our infusible drugs, TYSABRI and RITUXAN. In addition, Part D plans managing outpatient prescription drugs that are receiving less reimbursement from the government could seek further discounts from manufacturers, which could adversely affect our sales of our Part D drugs, such as AVONEX and TECFIDERA.
There is continued uncertainty regarding the potential impact of the recent shutdown of the U.S. federal government in October 2013 and the ongoing debates related to the federal budget deficit and debt ceiling, which may result in changes to monetary and fiscal policies and health care legislation in the U.S. In the context of ongoing discussions to reduce the federal budget deficit, additional proposals that have been raised to address government finances include changes to the Medicare program, such as implementation of mandatory Part D rebates for dual-eligible beneficiaries, increased co-payments, reductions in premium subsidies, increases to the pharmaceutical fee, changes to the coverage gap and further reductions in physician payments for Part B drugs.  If enacted, these changes to current policy, together with continuing federal budget cuts, could result in increased pricing pressure and reduced reimbursement for our products, which could have a material impact on our financial position or results of operations.
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

In addition, we rely on third parties for several other aspects of our business. As a sponsor of clinical trials of our products, we rely on third party contract research organizations to carry out most of our clinical trial related activities and accurately report their results. These activities include initiating and monitoring the conduct of studies at clinical trial sites, identifying any noncompliance with the study protocol or current Good Clinical Practices and interfacing with regulators throughout the process. The failure of a contract research organization to conduct these activities with proper vigilance and competence and in accordance with current Good Clinical Practices can result in regulatory authorities rejecting our clinical trial data or, in some circumstances, the imposition of civil or criminal sanctions against us.
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

•
We have relied on our manufacturing facility in Research Triangle Park, North Carolina for the production of TYSABRI. Our production of TYSABRI will also rely on our recently approved manufacturing facility in Hillerød, Denmark, which has a limited operating history. Our global bulk supply of TYSABRI depends on the uninterrupted and efficient operation of these facilities, which could be adversely affected by equipment failures, labor shortages, natural disasters, power failures and numerous other factors. If we are unable to meet demand for TYSABRI for any reason, we would need to rely on a limited number of qualified third party contract manufacturers.

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
We have experienced growth in our headcount and operations, which has placed, and will continue to place, significant demands on our management and our operational and financial infrastructure. We anticipate further growing through both internal development projects as well as external opportunities, which include the acquisition, partnering and in-licensing of products, technologies and companies or the entry into strategic alliances and collaborations. The availability of high quality development opportunities is limited and we are not certain that we will be able to identify candidates that we and our shareholders consider suitable or complete transactions on terms that are acceptable to us and our shareholders. In order to pursue such opportunities, we may require significant additional financing, which may not be available to us on favorable terms, if at all. Even if we are able to successfully identify and complete acquisitions and other strategic alliances and collaborations, we may not be able to integrate them or take full advantage of them and therefore may not realize the benefits that we expect.
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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table summarizes our common stock repurchase activity during the third quarter of 2013:

Period	Total Number of Shares Purchased (#)	Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Programs (#)	Maximum Number of Shares That May Yet Be Purchased Under Our Programs (#)
July 2013	—	—	—	5,885,526
August 2013	1,264,508	209.44	1,264,508	4,621,018
September 2013	435,492	216.87	435,492	4,185,526
Total	1,700,000	211.34
On February 11, 2011, we announced that our Board of Directors authorized the repurchase of up to 20.0 million shares of common stock. This authorization does not have an expiration date. As of September 30, 2013, approximately 15.8 million shares of our common stock at a cost of $1,883.0 million have been repurchased under this authorization. During the nine months ended September 30, 2013, we repurchased approximately 2.0 million shares at a cost of $400.3 million. Of those shares, 1.7 million were repurchased during the three months ended September 30, 2013 at a cost of $359.3 million.
Approximately 4.2 million shares of our common stock remain available for repurchase under the 2011 authorization.
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

BIOGEN IDEC INC.

/s/ Paul J. Clancy
Paul J. Clancy
Executive Vice President and
Chief Financial Officer
(principal financial officer)
October 28, 2013

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.1*
Employment Agreement between Biogen Idec Inc. and George A. Scangos, Ph.D, dated as of August 23, 2013. Filed as Exhibit 10.1 to our Current Report on Form 8-K filed on August 26, 2013 and incorporated herein by reference.

31.1+	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1++	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101++
The following materials from Biogen Idec Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

+    Filed herewith
++    Furnished herewith
*    Management contract or compensatory plan or arrangement