Form 10-Q
period 2014-03-31
BIOGEN IDEC INC.
filed 2014-04-23
CIK 875045

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 0-19311
BIOGEN IDEC INC.
(Exact name of registrant as specified in its charter)

Delaware	33-0112644
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
225 Binney Street, Cambridge, MA 02142
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒
The number of shares of the issuer’s Common Stock, $0.0005 par value, outstanding as of April 18, 2014, was 237,199,825 shares.

BIOGEN IDEC INC.
FORM 10-Q — Quarterly Report
For the Quarterly Period Ended March 31, 2014

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

•
the timing, outcome and impact of administrative, regulatory, legal and other proceedings related to patents and other proprietary and intellectual property rights, tax audits, assessments and settlements, product liability and other matters;

•	the expected timing and financial impact of the final resolution of our dispute with the Italian National Medicines Agency relating to sales of TYSABRI;

•	the costs, timing, potential approval and therapeutic scope of the development and commercialization of our pipeline products;

•
the potential impact of healthcare reform in the U.S. and measures being taken worldwide designed to reduce healthcare costs to constrain the overall level of government expenditures, including the impact of pricing actions in Europe and elsewhere and reduced reimbursement for our products;

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
NOTE REGARDING TRADEMARKS
AVONEX®, RITUXAN®, TECFIDERA®, and TYSABRI® are registered trademarks of Biogen Idec. ALPROLIXTM, ELOCTATETM, FUMADERMTM and PLEGRIDYTM are trademarks of Biogen Idec. The following are trademarks of the respective companies listed: ANGIOMAX® and ANGIOXTM — The Medicines Company; ARZERRA® — Glaxo Group Limited; BENLYSTA® — GlaxoSmithKline Intellectual Property Limited; BETASERON®— Bayer Schering Pharma AG; EXTAVIA® — Novartis AG; FAMPYRA® — Acorda Therapeutics, Inc.; GAZYVATM —  Genentech, Inc.; and REBIF® — Ares Trading S.A.

PART I FINANCIAL INFORMATION

BIOGEN IDEC INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited, in thousands, except per share amounts)

	For the Three Months Ended March 31,
	2014	2013
Revenues:
Product, net	$1,742,765	$1,095,779
Unconsolidated joint business	296,885	264,606
Other	90,101	54,711
Total revenues	2,129,751	1,415,096
Cost and expenses:
Cost of sales, excluding amortization of acquired intangible assets	279,245	133,749
Research and development	528,884	284,340
Selling, general and administrative	511,674	352,598
Amortization of acquired intangible assets	143,258	51,301
Collaboration profit sharing	—	85,357
(Gain) loss on fair value remeasurement of contingent consideration	(799)	2,277
Total cost and expenses	1,462,262	909,622
Gain on sale of rights	3,859	5,051
Income from operations	671,348	510,525
Other income (expense), net	(5,601)	(14,457)
Income before income tax expense and equity in loss of investee, net of tax	665,747	496,068
Income tax expense	178,414	65,508
Equity in loss of investee, net of tax	7,605	3,811
Net income	479,728	426,749
Net income (loss) attributable to noncontrolling interests, net of tax	(228)	—
Net income attributable to Biogen Idec Inc.	$479,956	$426,749
Net income per share:
Basic earnings per share attributable to Biogen Idec Inc.	$2.03	$1.80
Diluted earnings per share attributable to Biogen Idec Inc.	$2.02	$1.79
Weighted-average shares used in calculating:
Basic earnings per share attributable to Biogen Idec Inc.	236,786	236,837
Diluted earnings per share attributable to Biogen Idec Inc.	237,849	238,304

See accompanying notes to these unaudited condensed consolidated financial statements.

BIOGEN IDEC INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	For the Three Months Ended March 31,
	2014	2013
Net income attributable to Biogen Idec Inc.	$479,956	$426,749
Other comprehensive income:
Unrealized gains (losses) on securities available for sale, net of tax of $1,014 and $654	1,725	(1,117)
Unrealized gains on foreign currency forward contracts, net of tax of $265 and $1,421	5,791	11,603
Unrealized gains on pension benefit obligation	817	1,263
Currency translation adjustment	(2,944)	(24,419)
Total other comprehensive income (loss), net of tax	5,389	(12,670)
Comprehensive income attributable to Biogen Idec Inc.	485,345	414,079
Comprehensive income (loss) attributable to noncontrolling interests, net of tax	(228)	—
Comprehensive income	$485,117	$414,079

See accompanying notes to these unaudited condensed consolidated financial statements.

BIOGEN IDEC INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except per share amounts)

	As of March 31, 2014	As of December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$828,601	$602,562
Marketable securities	431,610	620,167
Accounts receivable, net	1,018,487	824,406
Due from unconsolidated joint business, net	278,316	252,662
Inventory	672,750	659,003
Other current assets	295,260	226,134
Total current assets	3,525,024	3,184,934
Marketable securities	724,272	625,772
Property, plant and equipment, net	1,744,266	1,750,710
Intangible assets, net	4,364,384	4,474,653
Goodwill	1,232,916	1,232,916
Investments and other assets	639,269	594,350
Total assets	$12,230,131	$11,863,335
LIABILITIES AND EQUITY
Current liabilities:
Current portion of notes payable and line of credit	$3,550	$3,494
Taxes payable	161,045	179,685
Accounts payable	212,809	219,913
Accrued expenses and other	1,216,843	1,355,187
Total current liabilities	1,594,247	1,758,279
Notes payable	591,012	592,433
Long-term deferred tax liability	200,901	232,554
Other long-term liabilities	702,908	659,231
Total liabilities	3,089,068	3,242,497
Commitments and contingencies
Equity:
Biogen Idec Inc. shareholders’ equity
Preferred stock, par value $0.001 per share	—	—
Common stock, par value $0.0005 per share	128	128
Additional paid-in capital	4,054,774	4,023,651
Accumulated other comprehensive loss	(22,355)	(27,745)
Retained earnings	6,829,091	6,349,135
Treasury stock, at cost	(1,724,927)	(1,724,927)
Total Biogen Idec Inc. shareholders’ equity	9,136,711	8,620,242
Noncontrolling interests	4,352	596
Total equity	9,141,063	8,620,838
Total liabilities and equity	$12,230,131	$11,863,335

See accompanying notes to these unaudited condensed consolidated financial statements.

BIOGEN IDEC INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	For the Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net income	$479,728	$426,749
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	190,963	97,453
Share-based compensation	46,340	36,757
Deferred income taxes	(79,558)	(66,525)
Other	(71,476)	(33,442)
Changes in operating assets and liabilities, net:
Accounts receivable	(197,685)	(75,546)
Inventory	(16,980)	(60,809)
Accrued expenses and other current liabilities	(171,368)	(180,910)
Other changes in operating assets and liabilities, net	(75,338)	35,212
Net cash flows provided by operating activities	104,626	178,939
Cash flows from investing activities:
Proceeds from sales and maturities of marketable securities	757,512	4,329,506
Purchases of marketable securities	(666,211)	(1,160,680)
Purchases of reverse repurchase agreements	—	(2,968,000)
Purchases of property, plant and equipment	(54,306)	(33,289)
Acquisitions of business, net of cash acquired	(25,000)	—
Other	(6,002)	(11,596)
Net cash flows provided by investing activities	5,993	155,941
Cash flows from financing activities:
Purchase of treasury stock	—	(41,023)
Proceeds from issuance of stock for share-based compensation arrangements	22,363	21,817
Repayment of borrowings under senior notes	—	(450,000)
Proceeds from borrowings under line of credit facility	—	200,000
Excess tax benefit from stock options	79,456	37,397
Other	13,056	(6,615)
Net cash flows provided by (used in) financing activities	114,875	(238,424)
Net increase (decrease) in cash and cash equivalents	225,494	96,456
Effect of exchange rate changes on cash and cash equivalents	545	(3,875)
Cash and cash equivalents, beginning of the period	602,562	570,721
Cash and cash equivalents, end of the period	$828,601	$663,302

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
Basis of Presentation
In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of our financial statements for interim periods in accordance with accounting principles generally accepted in the United States (U.S. GAAP). The information included in this quarterly report on Form 10-Q should be read in conjunction with our consolidated financial statements and the accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2013 (2013 Form 10-K). Our accounting policies are described in the “Notes to Consolidated Financial Statements” in our 2013 Form 10-K and updated, as necessary, in this Form 10-Q. The year-end condensed consolidated balance sheet data presented for comparative purposes was derived from our audited financial statements, but does not include all disclosures required by U.S. GAAP. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.
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
In determining whether we are the primary beneficiary of an entity and therefore required to consolidate, we apply a qualitative approach that determines whether we have both (1) the power to direct the economically significant activities of the entity and (2) the obligation to absorb losses of, or the right to receive benefits from, the entity that could potentially be significant to that entity. These considerations impact the way we account for our existing collaborative relationships and other arrangements. We continuously assess whether we are the primary beneficiary of a variable interest entity as changes to existing relationships or future transactions may result in us consolidating or deconsolidating our collaborator(s) or partner(s) to collaborations and other arrangements.
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
Property, Plant and Equipment
Property, plant and equipment are recorded at historical cost, net of accumulated depreciation. Accumulated depreciation on property, plant and equipment was $1,163.9 million and $1,118.3 million as of March 31, 2014 and December 31, 2013, respectively.

BIOGEN IDEC INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Accounting for Share-Based Compensation
During the three months ended March 31, 2014, under our share-based compensation program we began to grant awards for performance-vested restricted stock units, which can be settled in cash or shares of our common stock (PUs) at the sole discretion of the Compensation and Management Development Committee of the Board of Directors. We have classified these plans as a liability as, historically, similar plans have been settled in cash. We record the estimated fair value of PUs as compensation expense over the requisite service period, which is generally the vesting period. Where awards are made with non-substantive vesting periods (for instance, where a portion of the award vests upon retirement eligibility), we estimate and recognize expense, net of forfeitures, over the period from the grant date to the date on which the employee is retirement eligible.
We apply an accelerated attribution method to recognize share based compensation expense when accounting for our PUs and the fair value of the liability is remeasured at the end of each reporting period through expected settlement. Compensation expense associated with PUs is based upon the share price and the number of units expected to be earned after assessing the probability that certain performance criteria will be met and the associated targeted payout level that is forecasted will be achieved, net of estimated forfeitures. Cumulative adjustments are recorded each quarter to reflect changes in the share price and estimated outcome of the performance-related conditions until the date results are determined and settled.

2.	Accounts Receivable
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
The credit and economic conditions within Italy, Spain and Portugal, among other members of the E.U. continue to remain uncertain. Uncertain credit and economic conditions have generally led to a lengthening of time to collect our accounts receivable in some of these countries. In Portugal and select regions in Spain and Italy, where our collections have slowed and a significant portion of these receivables are routinely being collected beyond our contractual payment terms and over periods in excess of one year, we have discounted our receivables and reduced related revenues based on the period of time that we estimate those amounts will be paid, to the extent such period exceeds one year, using the country’s market-based borrowing rate for such period. The related receivables are classified at the time of sale as non-current assets. We accrete interest income on these receivables, which is recognized as a component of other income (expense), net within our condensed consolidated statements of income.
Our net accounts receivable balances from product sales in selected European countries are summarized as follows:

	As of March 31, 2014
(In millions)	Current Balance Included within Accounts Receivable, net	Non-Current Balance Included within Investments and Other Assets	Total
Spain	$47.3	$8.1	$55.4
Italy	$82.3	$0.9	$83.2
Portugal	$10.4	$11.1	$21.5

	As of December 31, 2013
(In millions)	Current Balance Included within Accounts Receivable, net	Non-Current Balance Included within Investments and Other Assets	Total
Spain	$113.3	$6.8	$120.1
Italy	$76.1	$2.4	$78.5
Portugal	$10.4	$8.2	$18.6

BIOGEN IDEC INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

Approximately $15.5 million and $45.9 million of the total net accounts receivable balances for these countries were overdue more than one year as of March 31, 2014 and December 31, 2013, respectively. During the first quarter of 2014, we received approximately $59.6 million in payments from Spain related to receivables aged greater than one year. During the fourth quarter of 2013, Portugal remitted approximately $10.0 million of funds against receivables aged greater than two years.
Pricing of TYSABRI in Italy - AIFA
In the fourth quarter of 2011, Biogen Idec Italia SRL, our Italian subsidiary, received a notice from the Italian National Medicines Agency (Agenzia Italiana del Farmaco or AIFA) stating that sales of TYSABRI for the period from February 2009 through February 2011 exceeded by EUR30.7 million a reimbursement limit established pursuant to a Price Determination Resolution (Price Resolution) granted by AIFA in December 2006. In December 2011, based on our interpretation that the Price Resolution by its terms only applied to the first 24 months of TYSABRI sales (which began in February 2007), we filed an appeal against AIFA in administrative court seeking a ruling that the reimbursement limit does not apply and that the position of AIFA is unenforceable. That appeal is pending.
Since being notified in the fourth quarter of 2011 that AIFA believed a reimbursement limit was in effect, we have deferred revenue on sales of TYSABRI as if the reimbursement limit were in effect for each biannual period. As of March 31, 2014, we have deferred an aggregate amount of $143.2 million, of which $15.2 million was deferred during the three months ended March 31, 2014.
In July 2013, we negotiated an agreement in principle with AIFA's Price and Reimbursement Committee that would have resolved all of AIFA's claims relating to sales of TYSABRI in excess of the reimbursement limit for the periods between February 2009 through February 2013 for an aggregate repayment of EUR33.3 million. The agreement was sent to the Avvocatura Generale dello Stata (Attorney General) for its opinion. As a result of this agreement, we recorded a liability and reduction to revenue of EUR15.4 million at June 30, 2013. That adjustment approximates 50% of the claim related to the period from February 2009 through February 2011 as the likelihood of making a payment to resolve AIFA's claims for this period was then probable and the amount could be estimated.
During the first quarter of 2014, following receipt of a report from the Attorney General, AIFA's Price and Reimbursement Committee chose not to finalize the July 2013 agreement, but to instead enter into a new agreement with Biogen Idec Italia SRL that would eliminate the reimbursement limit beginning in February 2013. The agreement is pending approval by the AIFA Board of Directors and would be effective for a 24-month term following its subsequent publication in the Official Gazette.
With respect to the February 2009 through February 2013 period, AIFA and Biogen Idec Italia SRL remain in discussions about a resolution. We continue to believe that a settlement with AIFA and ratification of all interested parties in Italy is probable and have retained the EUR15.4 million liability recorded as of June 30, 2013.
We will continue to defer revenue until a pricing agreement is approved. Upon approval of a pricing agreement, related to the periods subsequent to February 2013, TYSABRI revenues that were deferred subsequent to February 2013 will be recognized as revenue based on the agreed-upon price. For additional information, please read Note 18, Litigation to these condensed consolidated financial statements.

3.	Reserves for Discounts and Allowances
An analysis of the change in reserves for discounts and allowances is summarized as follows:

(In millions)	Discounts	Contractual Adjustments	Returns	Total
Balance, as of December 31, 2013	$47.0	$335.6	$33.7	$416.3
Current provisions relating to sales in current year	78.2	293.2	7.1	378.5
Adjustments relating to prior years	(1.4)	(2.1)	4.4	0.9
Payments/returns relating to sales in current year	(30.7)	(91.4)	(0.1)	(122.2)
Payments/returns relating to sales in prior years	(41.2)	(159.0)	(8.3)	(208.5)
Balance, as of March 31, 2014	$51.9	$376.3	$36.8	$465.0

BIOGEN IDEC INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

The total reserves above, included in our condensed consolidated balance sheets, are summarized as follows:

(In millions)	As of March 31, 2014	As of December 31, 2013
Reduction of accounts receivable	$134.5	$151.4
Component of accrued expenses and other	330.5	264.9
Total reserves	$465.0	$416.3

4.	Inventory
The components of inventory are summarized as follows:

(In millions)	As of March 31, 2014	As of December 31, 2013
Raw materials	$122.7	$115.0
Work in process	421.2	435.4
Finished goods	128.9	108.6
Total inventory	$672.8	$659.0
As of March 31, 2014 and December 31, 2013, our inventory includes $81.7 million and $66.3 million, respectively, associated with our ELOCTATE and PLEGRIDY programs, which have been capitalized in advance of regulatory approval.

5.	Intangible Assets and Goodwill
Intangible Assets
Intangible assets, net of accumulated amortization, impairment charges and adjustments, are summarized as follows:

		As of March 31, 2014			As of December 31, 2013
(In millions)	Estimated Life	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Out-licensed patents	13-23 years	$543.3	$(458.3)	$85.0	$578.0	$(450.8)	$127.2
Developed technology	15-23 years	3,005.3	(2,224.3)	781.0	3,005.3	(2,165.4)	839.9
In-process research and development	Indefinite until commercialization	330.9	—	330.9	327.4	—	327.4
Trademarks and tradenames	Indefinite	64.0	—	64.0	64.0	—	64.0
Acquired and in-licensed rights and patents	6-17 years	3,269.6	(166.2)	3,103.4	3,240.0	(123.8)	3,116.2
Total intangible assets		$7,213.1	$(2,848.8)	$4,364.4	$7,214.7	$(2,740.0)	$4,474.7
For the three months ended March 31, 2014, amortization of acquired intangible assets totaled $143.3 million, as compared to $51.3 million, in the prior year comparative period. The increase in amortization for the three months ended March 31, 2014 was primarily driven by amortization recorded in relation to the intangible asset recorded upon our acquisition of 100% of the rights to TYSABRI from Elan Pharma International Ltd. (Elan) and an increase in the amount of amortization recorded in relation to our AVONEX intangible asset.
Out-licensed patents
Out-licensed patents to third-parties primarily relate to patents acquired in connection with the merger of Biogen, Inc. and IDEC Pharmaceuticals Corporation in 2003. During the three months ended March 31, 2014, we recorded a charge of $34.7 million related to the impairment of one of our out-licensed patents to reflect a change in its estimated fair value, due to a change in the underlying competitive market for that product, which occurred during the first quarter of 2014. The charge is included in amortization of acquired intangibles. The fair value of the intangible asset was based on discounted cash flow calculation using Level 3 fair value measurements and inputs including estimated revenues.

BIOGEN IDEC INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

Developed Technology
Developed technology primarily relates to our AVONEX product, which was recorded in connection with the merger of Biogen, Inc. and IDEC Pharmaceuticals Corporation in 2003. The net book value of this asset as of March 31, 2014 was $771.1 million. We amortize this intangible asset using the economic consumption method based on actual and expected revenues generated from the sales of our AVONEX product.
Acquired and In-licensed Rights and Patents
Acquired and in-licensed rights and patents primarily relates to our acquisition of the TYSABRI rights from Elan. The net intangible asset capitalized related to this acquisition was $3,178.3 million. In the second quarter of 2013, we began amortizing this intangible asset over the estimated useful life using an economic consumption method based on actual and expected revenues generated from the sales of our TYSABRI product. The net book value of this asset as of March 31, 2014 was $3,041.0 million. For a more detailed description of this transaction, please read Note 2, Acquisitions to our consolidated financial statements included within our 2013 Form 10-K.
The increase in acquired and in-licensed rights and patents during the three months ended March 31, 2014 was related to the $20.0 million contingent payment due to the former owners of Syntonix Pharmaceuticals, Inc., which became payable upon the approval of ALPROLIX in the U.S. by the U.S. Food and Drug Administration (FDA). We have recorded an additional $7.8 million of acquired in-licensed rights and patents related to this consideration, along with a corresponding deferred tax liability of the same amount.
Estimated Future Amortization of Intangible Assets
Our amortization expense is based on the economic consumption of the intangible assets. Our most significant intangible assets are related to our AVONEX and TYSABRI products. Annually, during our long-range planning cycle, we perform an analysis of anticipated lifetime revenues of AVONEX and TYSABRI. This analysis is updated whenever events or changes in circumstances would significantly affect the anticipated lifetime revenues of either product.
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

(In millions)	As of March 31, 2014
2014 (remaining nine months)	$316.3
2015	334.7
2016	319.9
2017	323.2
2018	324.3
2019	304.1
Total	$1,922.5
Goodwill
The following table provides a roll forward of the changes in our goodwill balance:

(In millions)	As of March 31, 2014	As of December 31, 2013
Goodwill, beginning of period	$1,232.9	$1,201.3
Increase to goodwill	—	35.7
Other	—	(4.1)
Goodwill, end of period	$1,232.9	$1,232.9
As of March 31, 2014, we had no accumulated impairment losses related to goodwill.

BIOGEN IDEC INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

6.	Fair Value Measurements
The tables below present information about our assets and liabilities that are regularly measured and carried at fair value and indicate the level within the fair value hierarchy of the valuation techniques we utilized to determine such fair value:

(In millions)	As of March 31, 2014	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$236.1	$—	$236.1	$—
Marketable debt securities:
Corporate debt securities	536.9	—	536.9	—
Government securities	466.7	—	466.7	—
Mortgage and other asset backed securities	152.2	—	152.2	—
Marketable equity securities	13.8	13.8	—	—
Venture capital investments	23.6	—	—	23.6
Derivative contracts	2.6	—	2.6	—
Plan assets for deferred compensation	32.9	—	32.9	—
Total	$1,464.8	$13.8	$1,427.4	$23.6
Liabilities:
Derivative contracts	$19.1	$—	$19.1	$—
Contingent consideration obligations	275.1	—	—	275.1
Total	$294.2	$—	$19.1	$275.1

(In millions)	As of December 31, 2013	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$424.7	$—	$424.7	$—
Marketable debt securities:
Corporate debt securities	439.8	—	439.8	—
Government securities	674.7	—	674.7	—
Mortgage and other asset backed securities	131.4	—	131.4	—
Marketable equity securities	11.2	11.2	—	—
Venture capital investments	21.9	—	—	21.9
Derivative contracts	3.8	—	3.8	—
Plan assets for deferred compensation	22.7	—	22.7	—
Total	$1,730.2	$11.2	$1,697.1	$21.9
Liabilities:
Derivative contracts	$23.5	$—	$23.5	$—
Contingent consideration obligations	280.9	—	—	280.9
Total	$304.4	$—	$23.5	$280.9
There have been no impairments of our assets measured and carried at fair value during the three months ended March 31, 2014. In addition, there were no changes in valuation techniques or inputs utilized or transfers between fair value measurement levels during the three months ended March 31, 2014. The fair value of Level 2 instruments classified as cash equivalents and marketable debt securities were determined through third party pricing services. For a description of our validation procedures related to prices provided by third party pricing services, refer to Note 1, Summary of Significant Accounting Policies: Fair Value Measurements, to our consolidated financial statements included within our 2013 Form 10-K.

BIOGEN IDEC INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

Marketable Equity Securities and Venture Capital Investments
Our marketable equity securities represent investments in publicly traded equity securities. Our venture capital investments, which are all Level 3 measurements, include investments in certain venture capital funds, accounted for at fair value, that primarily invest in small privately-owned, venture-backed biotechnology companies. These venture capital investments represented approximately 0.2% of total assets as of March 31, 2014 and December 31, 2013, respectively.
The following table provides a roll forward of the fair value of our venture capital investments, which includes Level 3 measurements:

	For the Three Months Ended March 31,
(In millions)	2014	2013
Fair value, beginning of period	$21.9	$20.3
Unrealized gains included in earnings	2.9	0.6
Unrealized losses included in earnings	(1.2)	(1.4)
Purchases	—	—
Settlements	—	(1.5)
Fair value, end of period	$23.6	$18.0
 Debt Instruments
The fair and carrying values of our debt instruments, which are Level 2 liabilities, are summarized as follows:

	As of March 31, 2014		As of December 31, 2013
(In millions)	Fair Value	Carrying Value	Fair Value	Carrying Value
Notes payable to Fumedica	$17.5	$16.1	$17.5	$15.8
6.875% Senior Notes due March 1, 2018	647.6	578.5	647.9	580.1
Total	$665.1	$594.6	$665.4	$595.9
The fair value of our notes payable to Fumedica was estimated using market observable inputs, including current interest and foreign currency exchange rates. The fair value of our 6.875% Senior Notes was determined through market, observable, and corroborated sources. For additional information related to our debt instruments, please read Note 12, Indebtedness to our consolidated financial statements included within our 2013 Form 10K.
Contingent Consideration Obligations
The following table provides a roll forward of the fair values of our contingent consideration obligations which includes Level 3 measurements:

	For the Three Months Ended March 31,
(In millions)	2014	2013
Fair value, beginning of period	$280.9	$293.9
Additions	—	—
Changes in fair value	(0.8)	2.3
Payments	(5.0)	(2.5)
Fair value, end of period	$275.1	$293.7
As of March 31, 2014 and December 31, 2013, approximately $254.1 million and $251.9 million, respectively, of the fair value of our total contingent consideration obligations were reflected as components of other long-term liabilities within our condensed consolidated balance sheets with the remaining balances reflected as a component of accrued expenses and other.

BIOGEN IDEC INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

7.	Financial Instruments
Marketable Securities
The following tables summarize our marketable debt and equity securities:

As of March 31, 2014 (In millions)	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost
Available-for-sale:
Corporate debt securities
Current	$135.7	$—	$—	$135.7
Non-current	401.2	0.5	(0.2)	400.9
Government securities
Current	295.9	0.1	—	295.8
Non-current	170.8	—	(0.1)	170.9
Mortgage and other asset backed securities
Current	—	—	—	—
Non-current	152.2	0.1	(0.2)	152.3
Total marketable debt securities	$1,155.8	$0.7	$(0.5)	$1,155.6
Marketable equity securities, non-current	$13.8	$11.4	$(0.1)	$2.5

As of December 31, 2013 (In millions)	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost
Available-for-sale:
Corporate debt securities
Current	$100.7	$—	$—	$100.7
Non-current	339.1	0.4	(0.1)	338.8
Government securities
Current	519.5	—	—	519.5
Non-current	155.2	—	(0.1)	155.3
Mortgage and other asset backed securities
Current	—	—	—	—
Non-current	131.4	—	(0.1)	131.5
Total marketable debt securities	$1,245.9	$0.4	$(0.3)	$1,245.8
Marketable equity securities, non-current	$11.2	$8.7	$—	$2.5
The following table summarizes our financial assets with maturities of less than 90 days from the date of purchase included within cash and cash equivalents on the accompanying condensed consolidated balance sheet:

(In millions)	As of March 31, 2014	As of December 31, 2013
Commercial paper	$2.0	$1.2
Overnight reverse repurchase agreements	44.1	22.4
Short-term debt securities	190.0	401.1
Total	$236.1	$424.7
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

	As of March 31, 2014		As of December 31, 2013
(In millions)	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost
Due in one year or less	$431.6	$431.5	$620.2	$620.2
Due after one year through five years	662.2	662.0	573.1	572.9
Due after five years	62.0	62.1	52.6	52.7
Total available-for-sale securities	$1,155.8	$1,155.6	$1,245.9	$1,245.8
The average maturity of our marketable debt securities available-for-sale as of March 31, 2014 and December 31, 2013 was 14 and 13 months, respectively.
Proceeds from Marketable Debt Securities
The proceeds from maturities and sales of marketable debt securities and resulting realized gains and losses are summarized as follows:

	For the Three Months Ended March 31,
(In millions)	2014	2013
Proceeds from maturities and sales	$757.5	$4,329.5
Realized gains	$0.2	$6.3
Realized losses	$(0.1)	$(2.0)
Strategic Investments
As of March 31, 2014 and December 31, 2013, our strategic investment portfolio was comprised of investments totaling $66.1 million and $56.9 million, respectively, which are included in investments and other assets in our accompanying condensed consolidated balance sheets.
Our strategic investment portfolio includes investments in marketable equity securities of certain biotechnology companies and our investments in venture capital funds accounted for at fair value which totaled $37.5 million and $33.1 million as of March 31, 2014 and December 31, 2013, respectively. Our strategic investment portfolio also includes other equity investments in privately-held companies and additional investments in venture capital funds accounted for under the cost method. The carrying value of these investments totaled $28.6 million and $23.8 million as of March 31, 2014 and December 31, 2013, respectively.
Changes in Fair Value
During the three months ended March 31, 2014 and 2013, we realized changes in fair value recorded through income of $2.9 million and $0.3 million, respectively, on our strategic investment portfolio.
Impairments
For the three months ended March 31, 2014 and 2013, impairment charges on our marketable equity securities of certain biotechnology companies, investments in venture capital funds accounted for under the cost method and investments in privately-held companies were insignificant.

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
Foreign currency forward contracts in effect as of March 31, 2014 and December 31, 2013 had durations of 1 to 21 months and 1 to 18 months, respectively. These contracts have been designated as cash flow hedges and accordingly, to the extent effective, any unrealized gains or losses on these foreign currency forward contracts are reported in accumulated other comprehensive income (loss) (referred to as AOCI in the tables below). Realized gains and losses for the effective portion of such contracts are recognized in revenue when the sale of product in the currency being hedged is recognized. To the extent ineffective, hedge transaction gains and losses are reported in other income (expense), net.
The notional value of foreign currency forward contracts that were entered into to hedge forecasted revenues is summarized as follows:

	Notional Amount
Foreign Currency: (In millions)	As of March 31, 2014	As of December 31, 2013
Euro	$819.0	$636.3
Canadian dollar	27.5	34.0
British pound sterling	55.4	72.3
Total foreign currency forward contracts	$901.9	$742.6
The portion of the fair value of these foreign currency forward contracts that was included in accumulated other comprehensive income (loss) within total equity reflected losses of $17.5 million and $23.6 million as of March 31, 2014 and December 31, 2013, respectively. We expect all contracts to be settled over the next 21 months and any amounts in accumulated other comprehensive income (loss) to be reported as an adjustment to revenue. We consider the impact of our and our counterparties’ credit risk on the fair value of the contracts as well as the ability of each party to execute its contractual obligations. As of March 31, 2014 and December 31, 2013, respectively, credit risk did not change the fair value of our foreign currency forward contracts.
The following table summarizes the effect of derivatives designated as hedging instruments on our condensed consolidated statements of income:

For the Three Months Ended March 31,
Net Gains/(Losses) Reclassified from AOCI into Net Income (Effective Portion)			Net Gains/(Losses) Recognized into Net Income (Ineffective Portion)
Location	2014	2013	Location	2014	2013
Revenue	$(4.7)	$1.1	Other income (expense)	$(0.2)	$0.2
Foreign Currency Forward Contracts - Other Derivatives
We also enter into other foreign currency forward contracts, usually with one month durations, to mitigate the foreign currency risk related to certain balance sheet positions. We have not elected hedge accounting for these transactions.
The aggregate notional amount of these outstanding foreign currency contracts was $303.2 million and $273.3 million as of March 31, 2014 and December 31, 2013, respectively. Net losses of $1.4 million and gains of $0.9 million related to these contracts were recognized as a component of other income (expense), net, for three months ended March 31, 2014 and 2013, respectively.

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
The following table summarizes the fair value and presentation in our condensed consolidated balance sheets for our outstanding derivatives including those designated as hedging instruments:

(In millions)	Balance Sheet Location	Fair Value As of March 31, 2014
Hedging Instruments:
Asset derivatives	Other current assets	$1.3
	Investments and other assets	$0.1
Liability derivatives	Accrued expenses and other	$(16.1)
	Other long-term liabilities	$(2.2)
Other Derivatives:
Asset derivatives	Other current assets	$1.2
Liability derivatives	Accrued expenses and other	$(0.7)

(In millions)	Balance Sheet Location	Fair Value As of December 31, 2013
Hedging Instruments:
Asset derivatives	Other current assets	$0.6
Liability derivatives	Accrued expenses and other	$23.4
Other Derivatives:
Asset derivatives	Other current assets	$3.2
Liability derivatives	Accrued expenses and other	$0.1

9.	Indebtedness
Credit Facility
In March 2014, our $750.0 million senior unsecured revolving credit facility expired and was not renewed.

10.	Equity
Total equity as of March 31, 2014 increased $520.2 million compared to December 31, 2013. This increase was primarily driven by net income attributable to Biogen Idec Inc. of $480.0 million and an increase in additional paid in capital resulting from our share-based compensation arrangements totaling $31.1 million.
Share Repurchases
In February 2011, our Board of Directors authorized the repurchase of up to 20.0 million shares of common stock. This authorization does not have an expiration date. During the three months ended March 31, 2014, we did not repurchase any shares of common stock. During the three months ended March 31, 2013, we repurchased approximately 0.3 million shares of common stock at a cost of approximately $41.0 million.
Approximately 4.2 million shares of our common stock remain available for repurchase under the 2011 authorization.

BIOGEN IDEC INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

Noncontrolling Interests
The following table reconciles equity attributable to noncontrolling interests (NCI):

	For the Three Months Ended March 31,
(In millions)	2014	2013
Noncontrolling interests, beginning of period	$0.6	$2.3
Net income (loss) attributable to noncontrolling interests, net of tax	(0.2)	—
Fair value of net assets and liabilities acquired and assigned to NCI	4.0	—
Deconsolidation of noncontrolling interest	—	(1.7)
Noncontrolling interests, end of period	$4.4	$0.6

11.	Accumulated Other Comprehensive Income (Loss)
The following table summarizes the changes in accumulated other comprehensive income (loss), net of tax by component:

(In millions)	Unrealized Gains (Losses) on Securities Available for Sale	Unrealized Gains (Losses) on Foreign Currency Forward Contracts	Unfunded Status of Postretirement Benefit Plans	Translation Adjustments	Total
Balance, as of December 31, 2013	$5.6	$(23.7)	$(19.6)	$10.0	$(27.7)
Other comprehensive income (loss) before reclassifications	1.8	1.5	0.8	(2.9)	1.2
Amounts reclassified from accumulated other comprehensive income (loss)	(0.1)	4.3	—	—	4.2
Net current period other comprehensive income (loss)	1.7	5.8	0.8	(2.9)	5.4
Balance, as of March 31, 2014	$7.3	$(17.9)	$(18.8)	$7.1	$(22.4)

(In millions)	Unrealized Gains (Losses) on Securities Available for Sale	Unrealized Gains (Losses) on Foreign Currency Forward Contracts	Unfunded Status of Postretirement Benefit Plans	Translation Adjustments	Total
Balance, as of December 31, 2012	$4.2	$(10.7)	$(21.7)	$(27.1)	$(55.3)
Other comprehensive income (loss) before reclassifications	1.6	12.6	1.2	(24.4)	(9.0)
Amounts reclassified from accumulated other comprehensive income (loss)	(2.7)	(1.0)	—	—	(3.7)
Net current period other comprehensive income (loss)	(1.1)	11.6	1.2	(24.4)	(12.7)
Balance, as of March 31, 2013	$3.1	$0.9	$(20.5)	$(51.5)	$(68.0)

BIOGEN IDEC INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

The following table summarizes the amounts reclassified from accumulated other comprehensive income:

(In millions)	Income Statement Location	Amounts Reclassified from Accumulated Other Comprehensive Income
		For the Three Months Ended March 31,
		2014	2013
Gains (losses) on securities available for sale	Other income (expense)	$0.1	$4.1
	Income tax benefit (expense)	—	(1.4)

Gains (losses) on foreign currency forward contracts	Revenues	(4.7)	1.1
	Income tax benefit (expense)	0.4	(0.1)

Total reclassifications, net of tax		$(4.2)	$3.7
Securities Available for Sale
Balances included within accumulated other comprehensive income (loss) related to unrealized gains (losses) on securities available for sale are shown net of tax of $4.3 million and $3.3 million as of March 31, 2014 and December 31, 2013, respectively. Other comprehensive income (loss) before reclassifications recognized during the three months ended March 31, 2014 and 2013, are shown net of tax of $1.1 million and $0.7 million, respectively.
Foreign Currency Forward Contracts
Balances included within accumulated other comprehensive income (loss) related to unrealized gains (losses) on foreign currency forward contracts are shown net of tax of $0.3 million and $0.1 million as of March 31, 2014 and December 31, 2013, respectively. Other comprehensive income (loss) before reclassifications recognized during the three months ended March 31, 2014 and 2013, are shown net of tax of $0.1 million and $1.6 million, respectively.
Postretirement Benefit Plans
Tax amounts related to the unfunded status of pension and retirement benefit plans were immaterial for all amounts presented.

12.	Earnings per Share
Basic and diluted earnings per share are calculated as follows:

	For the Three Months Ended March 31,
(In millions)	2014	2013
Numerator:
Net income attributable to Biogen Idec Inc.	$480.0	$426.7
Denominator:
Weighted average number of common shares outstanding	236.8	236.8
Effect of dilutive securities:
Stock options and employee stock purchase plan	0.1	0.4
Time-vested restricted stock units	0.6	0.8
Market stock units	0.3	0.3
Dilutive potential common shares	1.0	1.5
Shares used in calculating diluted earnings per share	237.8	238.3
Amounts excluded from the calculation of net income per diluted share because their effects were anti-dilutive were insignificant.

BIOGEN IDEC INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

13.	Share-based Payments
Share-based Compensation Expense
The following table summarizes share-based compensation expense included within our condensed consolidated statements of income:

	For the Three Months Ended March 31,
(In millions)	2014	2013
Research and development	$29.4	$25.2
Selling, general and administrative	47.2	34.3
Subtotal	76.6	59.5
Capitalized share-based compensation costs	(2.6)	(2.3)
Share-based compensation expense included in total cost and expenses	74.0	57.2
Income tax effect	(22.3)	(16.6)
Share-based compensation expense included in net income attributable to Biogen Idec Inc.	$51.7	$40.6
The following table summarizes share-based compensation expense associated with each of our share-based compensation programs:

	For the Three Months Ended March 31,
(In millions)	2014	2013
Stock options	$—	$0.3
Market stock units	14.9	8.5
Time-vested restricted stock units	29.2	27.1
Cash settled performance units	21.4	20.4
Performance units	6.3	—
Employee stock purchase plan	4.8	3.2
Subtotal	76.6	59.5
Capitalized share-based compensation costs	(2.6)	(2.3)
Share-based compensation expense included in total cost and expenses	$74.0	$57.2
Grants Under Share-based Compensation Plans
The following table summarizes our equity grants to employees, officers and directors under our current stock plans:

	For the Three Months Ended March 31,
	2014	2013
Market stock units	214,000	253,000
Cash settled performance shares	172,000	270,000
Performance units	50,000	—
Time-vested restricted stock units	392,000	638,000
The market stock units (MSUs) granted in connection with our 2014 annual awards during the first quarter of 2014 primarily vest in three equal annual increments beginning on the anniversary of the grant date. For these grants, the performance multiplier is derived based on the stock price growth rate between the 30 calendar day average closing stock price on the grant date and the 30 calendar day average closing stock price leading up to and including each of the three vesting dates. These awards may ultimately earn between 0% and 200% of the target number of units granted based on actual stock performance. Any performance multiplier less than 50% results in no shares being earned for that respective tranche.

BIOGEN IDEC INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

During the first quarter of 2014, we began granting awards for performance-vested restricted stock units, which can be settled in cash or shares of our common stock (PUs). PUs awarded to employees vest in three equal annual increments beginning on the anniversary of the grant date. The number of PUs granted represents the target number of units that are eligible to be earned based on the attainment of certain performance measures established at the beginning of the performance period, which ends on December 31st of each year. Participants may ultimately earn between 0% and 200% of the target number of units granted based on the degree of actual performance metric achievement, with no units being earned if the performance multiplier is below 50%. Accordingly, additional PUs may be issued or currently outstanding PUs may be cancelled upon final determination of the number of units earned. PUs are settled in cash or shares at the sole discretion of the Compensation and Management Development Committee of the Board of Directors, with settlement based on the 30 calendar day average closing stock price through each vesting date once the actual vested and earned number of units is known.
In addition, for the three months ended March 31, 2014, approximately 74,000 shares were issued under our employee stock purchase plan (ESPP) compared to approximately 112,000 shares issued in the prior year comparative period.

14.	Income Taxes
For the three months ended March 31, 2014, our effective tax rate was 26.8%, compared to 13.2% in the prior year comparative period.
A reconciliation between the U.S. federal statutory tax rate and our effective tax rate is summarized as follows:

	For the Three Months Ended March 31,
	2014	2013
Statutory rate	35.0%	35.0%
State taxes	1.2	7.7
Taxes on foreign earnings	(8.4)	(9.9)
Credits and net operating loss utilization	(1.3)	(3.3)
Purchased intangible assets	1.5	1.1
Manufacturing deduction	(2.0)	(22.7)
Other permanent items	0.3	5.5
Other	0.5	(0.2)
Effective tax rate	26.8%	13.2%
For the three months ended March 31, 2014 compared to the same period in 2013, the increase in our income tax rate was primarily the result of a 2013 change in our uncertain tax position related to our U.S. federal manufacturing deduction and our unconsolidated joint business described below, the reinstatement for 2013 of the federal research and development tax credit which is now expired and lower current year expenses eligible for the orphan drug credit.
The change in the state taxes, manufacturing deduction and other permanent items of the effective tax rate reconciliation for the periods disclosed in the table above is primarily related to changes in the valuation of our federal and state uncertain tax positions in 2013, as discussed below under "Accounting for Uncertainty in Income Taxes".
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
Federal Uncertain Tax Positions
During the three months ended March 31, 2013, we received updated technical guidance from the IRS concerning our current and prior year filings, the calculation of our U.S. federal manufacturing deduction and overall tax classification of our unconsolidated joint business. Based on this guidance we reevaluated the level of our unrecognized benefits related to uncertain tax positions, and recorded a $42.8 million income tax benefit. This benefit was for a previously unrecognized position and related to years 2005 through 2012. We recorded an offsetting expense of $10.3 million for non-income based state taxes, which was recorded in other income (expense) within our condensed consolidated statements of income.

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
It is reasonably possible that we will adjust the value of our uncertain tax positions related to our unconsolidated joint business and certain transfer pricing issues as we receive additional information from various taxing authorities, including reaching settlements with the authorities. In addition, the IRS and other national tax authorities routinely examine our intercompany transfer pricing with respect to intellectual property related transactions and it is possible that they may disagree with one or more positions we have taken with respect to such valuations.

15.	Other Consolidated Financial Statement Detail
Other Income (Expense), Net
Components of other income (expense), net, are summarized as follows:

	For the Three Months Ended March 31,
(In millions)	2014	2013
Interest income	$2.7	$4.3
Interest expense	(7.6)	(11.5)
Impairments of investments	—	(0.3)
Gain (loss) on investments, net	3.0	4.4
Foreign exchange gains (losses), net	(3.3)	(2.6)
Other, net	(0.4)	(8.8)
Total other income (expense), net	$(5.6)	$(14.5)
Accrued Expenses and Other
Accrued expenses and other consists of the following:

(In millions)	As of March 31, 2014	As of December 31, 2013
Employee compensation and benefits	198.1	$343.4
Revenue-related rebates	330.5	264.9
Deferred revenue	205.4	172.7
Royalties and licensing fees	131.3	160.7
Clinical development expenses	58.1	55.2
Current portion of contingent consideration obligations	21.0	29.0
Construction in progress accrual	14.1	25.0
Collaboration expenses	4.8	18.7
Other	253.5	285.6
Total accrued expenses and other	$1,216.8	$1,355.2

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
For the three months ended March 31, 2014, the collaboration incurred development expenses totaling $11.0 million, which is reflected as research and development expense within our condensed consolidated statements of income, compared to $5.0 million in the prior year comparative period.
The assets and liabilities of Neurimmune are not significant to our financial position or results of operations as it is a research and development organization. We have provided no financing to Neurimmune other than contractually required amounts.
Ataxion, Inc.
In February 2014, we paid $1.6 million for preferred stock of Ataxion, Inc. (Ataxion) and entered into an Option Agreement which gives us the right to purchase all outstanding shares of Ataxion at any time until 30 days after delivery of a Phase 1 clinical trial study report. We committed to make additional investments in Ataxion's preferred shares of up to $6.2 million if certain development milestones are achieved. If we exercise our option to purchase the outstanding shares of Ataxion, we could pay additional amounts upon achievement of clinical and commercial milestones.
In the Ataxion relationship, through our fixed price option to purchase the company, purchases of equity and presence on the program advisory committee, we are deemed to be the primary beneficiary of Ataxion, a variable interest entity. Therefore, we consolidate the results of Ataxion. As part of the initial consolidation of Ataxion, we recorded an in-process research and development intangible asset of $3.5 million and assigned that amount to minority interest within our stockholder's equity.
The assets and liabilities of Ataxion are not significant to our financial position or results of operations as it is a research and development organization. We have provided no financing to Ataxion other than contractually required amounts.
Unconsolidated Variable Interest Entities
We have relationships with other variable interest entities that we do not consolidate as we lack the power to direct the activities that significantly impact the economic success of these entities. These relationships include investments in certain biotechnology companies and research collaboration agreements. For additional information related to our significant collaboration arrangements with unconsolidated variable interest entities, please read Note 19, Investments in Variable Interest Entities to our consolidated financial statements included within our 2013 Form 10-K.
As of March 31, 2014 and December 31, 2013, the total carrying value of our investments in biotechnology companies that we have determined to be variable interest entities, but do not consolidate as we do not have the power to direct their activities, totaled $10.5 million and $5.5 million, respectively. Our maximum exposure to loss related to these variable interest entities is limited to the carrying value of our investments.
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
Eisai Co., Ltd.
On March 4, 2013 we entered into a collaboration with Eisai Co., Ltd. (Eisai) to jointly develop and commercialize two Eisai product candidates for the treatment of Alzheimer’s disease (AD). The agreement also provides Eisai with an option to

BIOGEN IDEC INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

jointly develop and commercialize two of our candidates for AD, the anti-amyloid beta antibody BIIB037 and an anti-tau monoclonal antibody.
The collaboration initially will be centered on the co-development and co-commercialization of Eisai’s two clinical candidates: E2609, a BACE inhibitor, and BAN2401, an anti-amyloid beta antibody. Eisai will serve as the operational and regulatory lead in the co-development of E2609 and BAN2401 and will pursue marketing authorizations for both compounds worldwide. In major markets, such as the U.S. and the E.U., we and Eisai will co-promote the products following marketing approval. Both companies will share overall cost, including research and development expenses and profits will be split between the companies. The agreement excludes commercialization of these candidates in Japan, but includes an option for Eisai to receive an additional one-time payment from us in exchange for expanding joint development and commercialization activities to include Japan.
We paid $100.0 million upon closing and recorded approximately $17.7 million reflecting the fair value of the options granted under the agreement, both of which were classified as research and development expense within our condensed consolidated statements of income. We could pay up to approximately an additional $1.0 billion based on the future achievement of certain development, regulatory and commercial milestones.
Sangamo BioSciences, Inc.
On February 22, 2014, we completed an exclusive worldwide research, development and commercialization collaboration and license agreement with Sangamo BioSciences, Inc. (Sangamo) under which both companies will develop and commercialize product candidates for the treatment of two inherited blood disorders, sickle cell disease and beta-thalassemia. The collaboration is currently in the research stage of development.
Under the terms of the agreement, we paid Sangamo an upfront payment of $20.0 million in cash, with additional payments of up to $300.0 million based on the achievement of certain development, regulatory and commercial milestones, plus royalties based on sales. We recorded the $20.0 million upfront payment as research and development expenses. Under this arrangement, Sangamo will be responsible for identifying a product candidate for the treatment of beta-thalassemia and advancing that candidate through a completed Phase 1 human clinical trial, at which point we will assume responsibility for development. We will jointly develop a sickle cell disease candidate through the potential filing of an investigative new drug application, after which we will assume clinical responsibilities. We will lead the global development and commercialization efforts and Sangamo will have the option to assume co-promotion responsibilities in the U.S.
Isis Pharmaceuticals, Inc.
In January 2012, we entered into an exclusive, worldwide option and collaboration agreement with Isis Pharmaceuticals, Inc. (Isis) under which both companies will develop and commercialize Isis’ product candidate for the treatment of spinal muscular atrophy (SMA).
In January 2014, we amended the agreement and agreed to pay the clinical trial costs up to approximately $45.0 million related to the development of ISIS-SMNRx through studies which Isis will be responsible for performing. We will recognize the $45.0 million as research and development expenses as the trial costs are incurred. We are providing input on the clinical trial design and regulatory strategy and have an option to license ISIS-SMNRx until completion of the first successful Phase 2/3 trial.
Other Research and Discovery Arrangements
Samsung Bioepis
In February 2012, we finalized an agreement with Samsung BioLogics Co. Ltd. (Samsung Biologics) that established an entity, Samsung Bioepis, to develop, manufacture and market biosimilar pharmaceuticals. Under the terms of the agreement, Samsung Biologics agreed to contribute 280.5 billion South Korean won (approximately $250.0 million) for an 85 percent stake in Samsung Bioepis and we agreed to contribute approximately 49.5 billion South Korean won (approximately $45.0 million) for a 15 percent ownership interest. Our investment is limited to this contribution as we have no obligation to provide any additional funding. As of March 31, 2014, our ownership interest decreased to approximately 12% as Samsung Bioepis secured additional equity financing from Samsung Biologics and we did not participate in such financing. We maintain an option to purchase additional stock based in Samsung Bioepis that would allow us to increase our ownership percentage up to 49.9 percent. The exercise of this option is within our control and is based on paying for 49.9 percent of the total investment made to Samsung Bioepis in excess of what we have already contributed during the agreement plus interest.

BIOGEN IDEC INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

As of March 31, 2014 and December 31, 2013, the carrying value of our investment in Samsung Bioepis totaled 18.4 billion and 25.2 billion South Korean won (approximately $17.5 million and $23.9 million), respectively, which is classified as a component of investments and other assets within our condensed consolidated balance sheets. We recognize our share of the results of operations related to our investment in Samsung Bioepis one quarter in arrears when the results of the entity become available, which is reflected as equity in loss of investee, net of tax within our condensed consolidated statements of income. During the three months ended March 31, 2014, we recognized a loss on our investment of $7.6 million, compared to $3.8 million in the prior year comparative period.
Simultaneous with the formation of Samsung Bioepis, we entered into a license agreement, a technical development services agreement and a manufacturing agreement with Samsung Bioepis. For the three months ended March 31, 2014, we recognized $24.1 million in other revenues in relation to these services, compared to $6.8 million in the prior year comparative period, which is reflected as a component of other revenues within our condensed consolidated statement of income.
On December 17, 2013, pursuant to our joint venture agreement with Samsung Biologics, we exercised our right to enter into an agreement with Samsung Bioepis to commercialize anti-TNF biosimilar product candidates in Europe. Under the terms of this agreement, we paid $36.0 million, which was recorded as a research and development expense within our condensed consolidated statements of income as the programs they relate to had not achieved regulatory approval. Samsung Bioepis is eligible to receive an additional $85.0 million in additional milestones related to clinical development and regulatory approval of the product candidates. Upon commercialization, there will be a 50 percent profit share with Samsung Bioepis.
For additional information related to our other significant collaboration arrangements, please read Note 20, Collaborative and Other Relationships to our consolidated financial statements included within our 2013 Form 10-K.

18.	Litigation
’755 Patent Litigation
On May 27, 2010, Bayer Healthcare Pharmaceuticals Inc. (Bayer) filed a lawsuit against us in the U.S. District Court for the District of New Jersey seeking a declaratory judgment that they do not infringe our U.S. Patent No. 7,588,755 ('755 Patent), which claims the use of interferon beta for immunomodulation or treating a viral condition, viral disease, cancers or tumors, and that the patent is invalid and seeking monetary relief in the form of attorneys' fees, costs and expenses. On May 28, 2010, Biogen Idec MA Inc. (BIMA) filed a lawsuit in the U.S. District Court for the District of New Jersey alleging infringement of the ’755 Patent by EMD Serono, Inc. (manufacturer, marketer and seller of REBIF), Pfizer, Inc. (co-marketer of REBIF), Bayer (manufacturer, marketer and seller of BETASERON and manufacturer of EXTAVIA), and Novartis Pharmaceuticals Corp. (marketer and seller of EXTAVIA) and seeking monetary damages, including lost profits and royalties. The court has consolidated the two lawsuits, and we refer to the two actions as the “Consolidated ’755 Patent Actions”.
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
Italian National Medicines Agency
In the fourth quarter of 2011, Biogen Idec Italia SRL received notice from the Italian National Medicines Agency (Agenzia Italiana del Farmaco or AIFA) that sales of TYSABRI after mid-February 2009 exceeded a reimbursement limit established pursuant to a Price Determination Resolution (Price Resolution) granted by AIFA in December 2006. The Price Resolution set the initial price for the sale of TYSABRI in Italy and limited the amount of government reimbursement “for the first 24 months” of TYSABRI sales. As the basis for the claim, the AIFA notice referred to a 2001 Decree that provides for an automatic 24-month renewal of the terms of all Price Resolutions that are not renegotiated prior to the expiration of their term.
On December 23, 2011, we filed an appeal in the Regional Administrative Tribunal of Lazio (Il Tribunale Amministrativo Regionale per il Lazio) in Rome against AIFA, seeking a ruling that the reimbursement limit in the Price Resolution should apply as written to only "the first 24 months" of TYSABRI sales, which ended in February 2009. The final determination of the appeal is still pending and AIFA and Biogen Idec Italia SRL are in discussions about a resolution of the period from February 2009 through February 2013. On November 21, 2012, the tribunal ruled that the reimbursement limit would not automatically renew.

BIOGEN IDEC INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

On March 25, 2014, AIFA's Price and Reimbursement Committee entered into an agreement with Biogen Idec Italia SRL that would eliminate the reimbursement limit beginning in February 2013. The agreement is pending approval by the AIFA Board of Directors and would be effective for a 24-month term following its subsequent publication in the Official Gazette.
Average Manufacturer Price Litigation
On September 6, 2011, we and several other pharmaceutical companies were served with a complaint originally filed under seal on October 28, 2008 in the United States District Court for the Eastern District of Pennsylvania by Ronald Streck (the relator) on behalf of himself and the United States, and the states of New Jersey, California, Rhode Island, Michigan, Montana, Wisconsin, Massachusetts, Tennessee, Oklahoma, Texas, Indiana, New Hampshire, North Carolina, Florida, Georgia, New Mexico, Illinois, New York, Virginia, Delaware, Hawaii, Louisiana, Connecticut, and Nevada (collectively, the States), and the District of Columbia, alleging violations of the False Claims Act, 31 U.S.C. § 3729 et seq. and state and District of Columbia statutory counterparts. The United States and the States have declined to intervene, and the District of Columbia has not intervened. The complaint as amended alleges that Biogen Idec and other defendants underreport Average Manufacturer Price (AMP) information to the Centers for Medicare and Medicaid Services, thereby causing Biogen Idec and the other defendants to underpay rebates under the Medicaid Drug Rebate Program. The relator alleges that the underreporting has occurred because Biogen Idec and other defendants improperly consider various payments that they make to drug wholesalers to be discounts under applicable federal law. The court has dismissed certain claims and a trial has been set for December 2014 on the remaining claims. We have not formed an opinion that an unfavorable outcome under the remaining claims is either “probable” or “remote,” and are unable at this stage of the litigation to form an opinion as to the magnitude or range of any potential loss. We believe that we have good and valid defenses and intend to vigorously defend against the allegations.
Government Matters
We have learned that state and federal governmental authorities are investigating our sales and promotional practices and have received related subpoenas. We have also received a subpoena from the federal government for documents relating to our relationship with certain pharmacy benefit managers. We are cooperating with the government in these matters.
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
In 2006, we acquired Fumapharm AG. As part of this acquisition we acquired FUMADERM and TECFIDERA (together, Fumapharm Products). We are required to make additional contingent payments to former shareholders of Fumapharm AG based on the attainment of certain cumulative sales levels of Fumapharm Products, with the amount of each payment based on the level of total net sales of Fumapharm Products in the prior twelve month period, as defined in the acquisition agreement:

BIOGEN IDEC INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

	Cumulative Sales Level
	$1.0B	$2.0B	$3.0B	Each additional $1.0B up to $20.0B
Prior 12 Month Sales	Payment Amounts (In Millions)
< $500 million	$—	$—	$—	$—
$500 million - $1.0 billion	25.0	50.0	50.0	50.0
$1.0 billion - $1.5 billion	50.0	100.0	100.0	100.0
$1.5 billion - $2.0 billion	—	150.0	150.0	150.0
$2.0 billion - $2.5 billion	—	200.0	200.0	200.0
$2.5 billion - $3.0 billion	—	—	250.0	250.0
> $3.0 billion	—	—	—	300.0
These payments will be accounted for as an increase to goodwill as incurred, in accordance with the accounting standard applicable to business combinations when we acquired Fumapharm. Any portion of the payment which is tax deductible will be recorded as a reduction to goodwill. Payments are due within 60 days following the end of the quarter in which the applicable cumulative sales level has been reached. During the three months ended March 31, 2014, we paid the $25.0 million contingent payment as we reached the $1.0 billion cumulative sales level related to the Fumapharm Products in 2013.

20.	Segment Information
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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our condensed consolidated financial statements and accompanying notes beginning on page 4 of this quarterly report on Form 10-Q and our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2013 (2013 Form 10-K). Certain totals may not sum due to rounding.
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
Financial Highlights
The following table is a summary of financial results achieved:

	For the Three Months Ended March 31,
(In millions, except per share amounts and percentages)	2014 (1)	2013 (2)	Change %
Total revenues	$2,129.8	$1,415.1	50.5%
Income from operations	$671.3	$510.5	31.5%
Net income attributable to Biogen Idec Inc.	$480.0	$426.7	12.5%
Diluted earnings per share attributable to Biogen Idec Inc.	$2.02	$1.79	12.7%

(1)
Total revenues for the three months ended March 31, 2014 includes 100% of net revenues related to sales of TYSABRI as a result of our acquisition of TYSABRI rights from Elan on April 2, 2013 and net revenues related to sales of TECFIDERA, our oral first-line treatment for people with relapsing forms of MS, which was approved by the U.S. Food and Drug Administration (FDA) in March 2013 and the European Commission (EC) in February 2014.

(2)
Our share of revenues from unconsolidated joint business reflects a charge of $41.5 million for damages and interest awarded to Hoechst GmbH (Hoechst) in Genentech Inc.'s arbitration with Hoechst for RITUXAN.

As described below under “Results of Operations,” our operating results for the three months ended March 31, 2014 reflect the following:

•	Worldwide AVONEX revenues totaled $761.5 million in the first quarter of 2014, representing an increase of 2.1% over the same period in 2013.

•
Worldwide TYSABRI revenues totaled $441.0 million in the first quarter of 2014, representing an increase of 41.3% over the same period in 2013. The increase in revenue is primarily due to 100% of net U.S. revenue being recognized starting in April 2013 as a result of our acquisition of TYSABRI rights.

•	Worldwide TECFIDERA revenues totaled $505.7 million in the first quarter of 2014.

•	Our share of RITUXAN and GAZYVA revenues totaled $296.9 million in the first quarter of 2014, representing an increase of 12.2% over the same period in 2013.

•
Total cost and expenses increased 60.8% in the first quarter of 2014, compared to the same period in 2013. This increase resulted from a 179.2% increase in the amortization of acquired intangible assets, a 86.0% increase in research and development expense, a 108.8% increase in cost of sales, a 172.4% increase in income tax expense and a 45.1% increase in selling, general and administrative expense, partially offset by a 100.0% decrease in collaboration profit sharing compared with the same period in 2013.

The increases in cost of sales and the amortization of acquired intangibles are a result of our April 2013 acquisition of the TYSABRI rights. We also recorded higher amortization on our AVONEX intangible asset. Our increase in research and development expense is primarily attributable to upfront payments made to Eisai Co., Ltd. (Eisai) and Sangamo BioSciences, Inc. (Sangamo) in connection with collaboration agreements entered into with these companies in the first quarter of 2014. Higher selling, general and administrative expense resulted from increased costs incurred in connection with our product launch of TECFIDERA in the U.S. and E.U. and ALPROLIX in the U.S. and Canada and our development of commercial capabilities for potential product launches of ELOCTATE and PLEGRIDY.
We generated $104.6 million of net cash flows from operations for the three months ended March 31, 2014, which were primarily driven by earnings offset by an increase in working capital. Cash, cash equivalents and marketable securities totaled approximately $1,984.5 million as of March 31, 2014.
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

Key Pipeline and Product Developments
TECFIDERA
In February 2014, the EC approved the use of TECFIDERA in the European Union (E.U.) as a first-line oral treatment for people with relapsing-remitting MS.
TYSABRI
In March 2014, we received marketing approval for TYSABRI in Japan.
ALPROLIX
In March 2014, the FDA approved the use of ALPROLIX for the control and prevention of bleeding episodes, perioperative (surgical) management and routine prophylaxis in adults and children with hemophilia B. ALPROLIX was also approved by Health Canada for the treatment of hemophilia B in March 2014.
PLEGRIDY
In March 2014, we announced that the FDA extended the initial Prescription Drug User Fee Act (PDUFA) date for its review of our application for PLEGRIDY by three months, which is a standard extension period.
Results of Operations
Revenues
Revenues are summarized as follows:

	For the Three Months Ended March 31,
(In millions, except percentages)	2014		2013
Product revenues:
United States	$1,170.2	54.9%	$604.9	42.7%
Rest of world	572.6	26.9%	490.9	34.7%
Total product revenues	1,742.8	81.8%	1,095.8	77.4%
Unconsolidated joint business	296.9	13.9%	264.6	18.7%
Other revenues	90.1	4.2%	54.7	3.9%
Total revenues	$2,129.8	100.0%	$1,415.1	100.0%
Product Revenues
Product revenues are summarized as follows:

	For the Three Months Ended March 31,
(In millions, except percentages)	2014		2013
AVONEX	$761.5	43.7%	$746.1	68.1%
TYSABRI	441.0	25.3%	312.2	28.5%
TECFIDERA	505.7	29.0%	—	—%
Other product revenues	34.6	2.0%	37.5	3.4%
Total product revenues	$1,742.8	100.0%	$1,095.8	100.0%
AVONEX
Revenues from AVONEX are summarized as follows:

	For the Three Months Ended March 31,
(In millions, except percentages)	2014	2013	Change %
United States	$476.1	$491.5	(3.1)%
Rest of world	285.4	254.6	12.1%
Total AVONEX revenues	$761.5	$746.1	2.1%
For the three months ended March 31, 2014, compared to the same period in 2013, the decrease in U.S. AVONEX revenues was primarily due to a 16% decrease in unit sales volume, which was primarily attributable to patients transitioning to oral therapies including TECFIDERA, partially offset by price increases.
For the three months ended March 31, 2014, compared to the same period in 2013, the increase in rest of world AVONEX revenues primarily was due to increased unit demand in the Emerging Markets region and a favorable net price in Germany due to a lower mandatory rebate, partially offset by pricing reductions in some countries. The increased unit demand in the Emerging Markets region was primarily related to the timing of shipments in Brazil, a tender market, which occurred in the first quarter this year but the second quarter of last year. Rest of world AVONEX revenue for the three months ended March 31, 2014, compared to the same period in 2013, also reflects the positive impact of foreign currency exchange rates, offset by losses recognized in relation to the settlement of certain cash flow hedge instruments under our foreign currency hedging program.
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
TYSABRI
Revenues from TYSABRI are summarized as follows:

	For the Three Months Ended March 31,
(In millions, except percentages)	2014	2013	Change %
United States	$234.3	$113.4	106.6%
Rest of world	206.7	198.8	4.0%
Total TYSABRI revenues	$441.0	$312.2	41.3%
The increase in U.S. TYSABRI revenue for the three months ended March 31, 2014, compared to the same period in 2013, was primarily due to our recognition, starting in April 2013, of 100% of net revenues on TYSABRI in-market sales due to our acquisition of the remaining TYSABRI rights from Elan and price increases, partially offset by a 22% decrease in unit sales volume.
Based on data reported by Elan for 2013 and our sales to third party customers, total U.S. TYSABRI in-market sales were $234.3 million and $257.4 million for the three months ended March 31, 2014 and 2013, respectively. The decrease in the three months ended March 31, 2014 in-market sales compared to the prior year comparable period was primarily due to changes in the inventory levels at our distributor in anticipation of our acquisition of TYSABRI rights from Elan (which occurred in April 2013) and patients transitioning to oral therapies.
For the three months ended March 31, 2014, compared to the same period in 2013, the increase in rest of world TYSABRI revenues was primarily due to a favorable net price in Germany as the mandatory rebate percentage was reduced and volume increases primary in Emerging Markets, partially offset by pricing reductions in some countries. The volume increase in the Emerging Markets was primarily related to the timing of shipments in Brazil that occurred in the first quarter of 2014 but the second quarter of 2013. Rest of world TYSABRI revenue for the three months ended March 31, 2014, compared to the same period in 2013, also reflects the positive impact of foreign currency exchange rates, partially offset by losses recognized in relation to the settlement of certain cash flow hedge instruments under our foreign currency hedging program.
Losses recognized in relation to the settlement of certain cash flow hedge instruments under our foreign currency hedging program for TYSABRI totaled $1.4 million for the three months ended March 31, 2014, compared to gains of $0.3 in the prior year comparative period.

For information relating to our agreement with AIFA relating to sales of TYSABRI in Italy, please read Note 2, Accounts Receivable to our condensed consolidated financial statements included in this report. As described in Note 2, the pricing agreement with AIFA for the period starting February 2013, is pending approval by the board of directors of AIFA. Upon approval of a pricing agreement related to the periods subsequent to February 2013, TYSABRI revenues that were deferred subsequent to February 2013 will be recognized as revenue based on the agreed-upon price. Currently, we expect to record approximately $53 million of incremental revenue based on amounts deferred through March 31, 2014.
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
TECFIDERA
Revenues from TECFIDERA are summarized as follows:

	For the Three Months Ended March 31,
(In millions, except percentages)	2014	2013	Change %
United States	$459.8	$—	**
Rest of world	45.9	—	**
Total TECFIDERA revenues	$505.7	$—	**
In February 2014, the EC approved the use of TECFIDERA in the E.U. During 2013, we received marketing approval for TECFIDERA in the U.S., Canada and Australia. U.S. sales began in April 2013.
In the first year subsequent to its commercial launch in the U.S., approximately 70% of new patients taking TECFIDERA have switched from a different MS therapy, including our products AVONEX and TYSABRI. We believe that the previous therapies from which these patients switched to TECFIDERA is roughly proportionate to the current market share distribution of all products currently approved to treat relapsing remitting MS. We have a relatively limited product history for TECFIDERA. Therefore, it remains difficult to estimate trends of future product sales of TECFIDERA and the resulting impact on sales and market share of our other therapies and other competing MS therapies.
Other Product Revenues
Other product revenues are summarized as follows:

	For the Three Months Ended March 31,
(In millions, except percentages)	2014	2013	Change %
FAMPYRA	$19.0	$23.2	(18.1)%
FUMADERM	15.6	14.3	9.1%
Total other product revenues	$34.6	$37.5	(7.7)%
We have a license from Acorda Therapeutics, Inc. (Acorda) to develop and commercialize FAMPYRA in all markets outside the U.S. For information about our relationship with Acorda, please read Note 20, Collaborative and Other Relationships to our consolidated financial statements included within our 2013 Form 10-K.
For the three months ended March 31, 2014, compared to the same period in 2013, the decrease in FAMPYRA revenue was primarily due to the recognition of deferred revenue in the prior year comparative period. FAMPYRA revenues for the three months ended March 31, 2013 included the recognition of revenues previously deferred in Germany as a result of finalizing a contract that included the final negotiated fixed price, which was higher than the lowest point of the initial range cited by the German pricing authority.

Unconsolidated Joint Business Revenues
We collaborate with Genentech, Inc., a wholly-owned member of the Roche Group, on the development and commercialization of RITUXAN. In addition, in the U.S. we share operating profits and losses relating to GAZYVA with Genentech. The Roche Group and its sub-licensees maintain sole responsibility for the development, manufacturing and commercialization of GAZYVA in the U.S. For additional information related to this collaboration, including information regarding the pre-tax profit sharing formula and its impact on future unconsolidated joint business revenues, please read Note 20, Collaborative and Other Relationships to our consolidated financial statements included within our 2013 Form 10-K.
Revenues from unconsolidated joint business are summarized as follows:

	For the Three Months Ended March 31,
(In millions, except percentages)	2014	2013	Change %
Biogen Idec's share of profits in the U.S. for RITUXAN and GAZYVA (1)	$273.3	$281.3	(2.8)%
Reimbursement of selling and development expenses in the U.S. for RITUXAN	1.4	0.5	180.0%
Revenue on sales in the rest of world for RITUXAN	22.2	(17.2)	(229.1)%
Total unconsolidated joint business revenues	$296.9	$264.6	12.2%
(1) GAZYVA was approved by the FDA in November 2013.
Although we were not a party to the arbitration, we reduced our share of RITUXAN revenues from unconsolidated joint business by $41.5 million during the three months ended March 31, 2013 to reflect our share of the royalties and interest awarded to Hoechst, of which revenue on sales in the rest of world for RITUXAN was reduced by $37.6 million and pre-tax profits in the U.S. were reduced by $3.9 million.
Biogen Idec’s Share of Pre-tax Profits in the U.S. for RITUXAN and GAZYVA
The following table provides a summary of amounts comprising our share of pre-tax profits on RITUXAN and GAZYVA in the U.S.:

	For the Three Months Ended March 31,
(In millions, except percentages)	2014	2013	Change %
Product revenues, net	$876.2	$864.5	1.4%
Cost and expenses	184.4	148.6	24.1%
Pre-tax profits in the U.S. for RITUXAN and GAZYVA	691.8	715.9	(3.4)%
Biogen Idec's share of pre-tax profits in the U.S. for RITUXAN and GAZYVA	$273.3	$281.3	(2.8)%
For the three months ended March 31, 2014, compared to the same period in 2013, the increase in U.S. product revenues was due to price increases partially offset by a decrease in commercial demand. Commercial demand decreased by approximately 3.2% in U.S. unit sales volume for RITUXAN during the three months ended March 31, 2014, compared to the same period in the prior year.
Collaboration costs and expenses for the three months ended March 31, 2014, compared to the same period in 2013, increased primarily due to GAZYVA sales and marketing and research and development expenses offset by lower RITUXAN cost of goods sold and operating expenses. Upon the first marketing approval of GAZYVA by the FDA, we began recognizing all activity, including sales and marketing and research and development expenses related to the GAZYVA program in unconsolidated joint business within our condensed consolidated statements of income. Prior to its first regulatory approval, we recognized our share of GAZYVA development and commercialization expenses as research and development expense and selling, general and administrative expense, respectively, within our condensed consolidated statements of income.
Revenue on Sales in the Rest of World for RITUXAN
Revenue on sales in the rest of world for RITUXAN consists of our share of pre-tax co-promotion profits on RITUXAN in Canada and royalty revenue on sales outside the U.S. and Canada. For the three months ended March 31, 2014 compared to the same period in 2013, revenue on sales in the rest of world for RITUXAN increased primarily due to the prior year recognition of a $37.6 million charge for damages and interest awarded to Hoechst, as discussed above.
The royalty period for sales in the rest of world is 11 years from the first commercial sale of such product on a country-by-country basis. The royalty periods for the substantial portion of the remaining royalty-bearing sales in the rest of world markets expired during 2012 and 2013. We expect future revenue on sales of RITUXAN in the rest of world will be limited to our share of pre-tax co-promotion profits in Canada.
Other Revenues
Other revenues are summarized as follows:

	For the Three Months Ended March 31,
(In millions, except percentages)	2014	2013	Change %
Royalty revenues	$37.9	$32.8	15.5%
Corporate partner revenues	52.2	21.9	138.4%
Total other revenues	$90.1	$54.7	64.7%
Royalty Revenues
We receive royalties from net sales on products related to patents that we licensed. Our most significant source of royalty revenue is derived from net worldwide sales of ANGIOMAX, which is licensed to The Medicines Company (TMC). Royalty revenues from the net worldwide sales of ANGIOMAX are recognized in an amount equal to the level of net sales achieved during a calendar year multiplied by the royalty rate in effect for that tier under our agreement with TMC. The royalty rate increases based upon which tier of total net sales are earned in any calendar year. For the three months ended March 31, 2014, compared to the same period in 2013, royalty revenues increased due to an increase in the net worldwide sales of ANGIOMAX as well as an increase in net sales of certain other licensed products.
We expect U.S. royalty revenues from ANGIOMAX to cease when the term of the U.S. patent covering ANGIOMAX expires on December 15, 2014. We are entitled to royalties on product sales in certain European countries through mid-2015; however, we do not expect the amount of revenues to be significant. For additional information on our U.S. patent that covers ANGIOMAX, please read the subsection entitled “Other Revenues – Royalty Revenues” of the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included within our 2013 Form 10-K.
We also expect declines in royalty revenues from our outlicensed patents over the next several years due to changes in the competitive landscape related to one of the underlying technologies we licensed. These changes resulted in an asset impairment charge of $34.7 million recorded in the first quarter of 2014 which has been reflected in Amortization of Acquired Intangible Assets within our condensed consolidated statement of income.
Corporate Partner Revenues
Our corporate partner revenues include amounts earned upon delivery of product under contract manufacturing agreements, revenues related to our arrangements with Samsung Bioepis and Eisai, and supply agreement revenues covering products previously included within our product line that we have sold or exclusively licensed to third parties.
For the three months ended March 31, 2014, compared to the same period in 2013, the increase in corporate partner revenues was primarily due to higher contract manufacturing revenue and increased revenue from our biosimilar arrangements. The increase in corporate partner revenue was partially offset by lower revenue associated with our ZEVALIN supply agreement. An amendment to our ZEVALIN supply agreement in 2013 resulted in the delivery of our remaining ZEVALIN inventory and the recognition of a previously deferred amount during the three months ended March 31, 2013. ZEVALIN is a program we sold in 2007 but have continued to manufacture. As part of the amendment, we have committed to one additional ZEVALIN manufacturing campaign, which we expect to complete in 2014.
For additional information on our relationship with Samsung Bioepis, please read Note 17, Collaborative and Other Relationships to our condensed consolidated financial statements included within this report. For additional information on our relationship with Eisai, please read Note 11, Property, Plant and Equipment included within our 2013 Form 10-K.

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
Reserves for discounts, contractual adjustments and returns that reduced gross product revenues are summarized as follows:

	For the Three Months Ended March 31,
(In millions, except percentages)	2014	2013	Change %
Discounts	$76.8	$27.0	184.4%
Contractual adjustments	291.1	148.2	96.4%
Returns	11.5	3.9	194.9%
Total allowances	$379.4	$179.1	111.8%
Gross product revenues	$2,122.2	$1,274.9	66.5%
Percent of gross product revenues	17.9%	14.0%
During 2014, we reclassified prior year amounts related to our AVONEX co-pay programs from discounts to contractual adjustments. For the three months ending March 31, 2013, we reclassified $7.8 million.
As a result of our acquisition of TYSABRI rights from Elan, we began recognizing reserves for discounts and allowances for U.S. TYSABRI revenue in the second quarter of 2013. Prior periods included reserves for discounts and allowances for rest of world TYSABRI revenue and worldwide AVONEX revenue. In addition, following our U.S. commercial launch of TECFIDERA in the second quarter of 2013 and E.U. commercial launch of TECFIDERA in the first quarter of 2014, we began recognizing reserves for discounts and allowances related to TECFIDERA revenue. Gross product revenues for the three months ended March 31, 2013 include sales of TYSABRI to Elan under our collaboration agreement, which did not have any corresponding reserves for discounts and allowances.
Discounts include trade term discounts and wholesaler incentives. For the three months ended March 31, 2014, compared to the same period in 2013, the increase in discounts was primarily driven by the above noted additions of TECFIDERA and U.S. TYSABRI amounts.
Contractual adjustments relate to Medicaid and managed care rebates, VA, PHS discounts and other government rebates or applicable allowances. In addition to the above noted additions of TECFIDERA and U.S. TYSABRI amounts, for the three months ended March 31, 2014, compared to the same period in 2013, the increase in contractual adjustments was primarily due to an increase in U.S. governmental rebates and allowances as a result of price increases.
Product return reserves are established for returns made by wholesalers. In accordance with contractual terms, U.S. wholesalers are permitted to return product for reasons such as damaged or expired product. The majority of wholesaler returns are due to product expiration. Reserves for product returns are recorded in the period the related revenue is recognized, resulting in a reduction to product sales. For the three months ended March 31, 2014 compared to the same period in 2013, return reserves increased primarily due to our acquisition of TYSABRI rights, increased return rates for prior year AVONEX shipments, and the start of commercial sales of TECFIDERA in the U.S., as discussed above.
For additional information related to our reserves, please read Note 5, Reserves for Discounts and Allowances to our consolidated financial statements included within our 2013 Form 10-K.

Cost and Expenses
A summary of total cost and expenses is as follows:

	For the Three Months Ended March 31,
(In millions, except percentages)	2014	2013	Change %
Cost of sales, excluding amortization of acquired intangible assets	$279.2	$133.7	108.8%
Research and development	528.9	284.3	86.0%
Selling, general and administrative	511.7	352.6	45.1%
Amortization of acquired intangible assets	143.3	51.3	179.2%
Collaboration profit sharing	—	85.4	(100.0)%
(Gain) loss on fair value remeasurement of contingent consideration	(0.8)	2.3	(135.1)%
Total cost and expenses	$1,462.3	$909.6	60.8%
Cost of Sales, Excluding Amortization of Acquired Intangible Assets

	For the Three Months Ended March 31,
(In millions, except percentages)	2014	2013	Change %
Product cost of sales	$149.6	$87.9	70.2%
Royalty cost of sales	$129.6	$45.8	183.0%
Total cost of sales	$279.2	$133.7	108.8%
For the three months ended March 31, 2014, compared to the same period in 2013, the increase in product cost of sales was driven by higher unit sales volume, our product launch of TECFIDERA in the U.S. and E.U. and our contract manufacturing and biosimilars manufacturing arrangements.
For the three months ended March 31, 2014, compared to the same period in 2013, the increase in royalty cost of sales was primarily driven by our acquisition of TYSABRI rights, partially offset by the expiration of a third party royalty related to AVONEX. Commencing in the second quarter of 2013, we began recording 100% of cost of sales and third party royalties of TYSABRI, which previously were shared with Elan. Our contingent payments due to Elan are also recorded as a component of royalty cost of sales. For additional information on the contingent payments due to Elan, please read Note 2, Acquisitions to our consolidated financial statements included within our 2013 Form 10-K.
Inventory amounts written down related to excess, obsolete, unmarketable, or other inventory totaled $5.8 million for the three months ended March 31, 2014, as compared to $3.8 million in the prior year comparative period.
Research and Development

	For the Three Months Ended March 31,
(In millions, except percentages)	2014	2013	Change %
Marketed products	$78.5	$43.7	79.6%
Late stage programs	49.4	71.7	(31.1)%
Early stage programs	50.3	25.6	96.5%
Research and discovery	30.2	23.4	29.1%
Other research and development costs	182.7	119.4	53.0%
Milestone and upfront expenses	137.8	0.5	**
Total research and development	$528.9	$284.3	86.0%

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
For the three months ended March 31, 2014, compared to the same period in 2013, the increase in research and development expense was primarily related to increase in costs incurred in connection with our marketed products, early stage programs and upfront and milestone expenses, partially offset by decrease in costs incurred in connection with our late stage programs. The increase in spending associated with marketed products is related to ALPROLIX, which was recently approved, and costs associated with TYSABRI, which previously were shared with Elan and now are recorded 100% by us upon our acquisition of the remaining TYSABRI rights from Elan in April 2013.  Research and development expense related to our early stage programs increased over the prior year comparative period primarily due to costs incurred in the advancement of our Anti-LINGO program in multiple sclerosis, our BIIB037 program for Alzheimer’s disease, and an increase in spending incurred in connection with our development of STX-100 for the treatment of idiopathic pulmonary fibrosis.
The increase in spending associated with milestones and upfront expenses was driven by upfront amounts to Eisai and Sangamo in the first quarter of 2014. Research and development expense for the three months ended March 31, 2014 includes charges of $117.7 million recorded upon entering into the collaboration agreement with Eisai and $20.0 million related to an upfront payment made to Sangamo upon entering into an exclusive worldwide collaboration and license agreement. For additional information about these transactions, please read Note 17, Collaborative and Other Relationships to our condensed consolidated financial statements included within this report.
The decrease in spending associated with our late stage product candidates was driven by approval of ALPROLIX in the first quarter of 2014 and GAZYVA in the fourth quarter of 2013.
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
Selling, General and Administrative

	For the Three Months Ended March 31,
(In millions, except percentages)	2014	2013	Change %
Selling, general and administrative	$511.7	$352.6	45.1%
For the three months ended March 31, 2014, compared to the same period in 2013, the increase in selling, general and administrative expense was primarily driven by costs associated with developing commercial capabilities for the product launches of TECFIDERA in the E.U., ALPROLIX in the US, and the potential product launches of ELOCTATE and PLEGRIDY, along with an increase in sales and marketing activities in support of our MS franchise, primarily TYSABRI and TECFIDERA. The increase in sales and marketing activities in support of TYSABRI were primarily driven by assuming 100% responsibility of activities as a result of the acquisition of TYSABRI rights in April 2013. The successful commercialization of new and potential new products requires significant investments, such as sales force build and development, training, marketing, and other related activities. The increase in selling, general, and administrative expense was also driven by an increase in corporate giving.
We remain focused on preparing for multiple potential product launches in the coming years. As discussed above, we continue to invest in commercial capabilities in support of our TECFIDERA program, and we have continued to make investments in the development of commercial capabilities for our hemophilia franchise.

Amortization of Acquired Intangible Assets

	For the Three Months Ended March 31,
(In millions, except percentages)	2014	2013	Change %
Amortization of acquired intangible assets	$143.3	$51.3	179.2%
Our most significant intangible assets relate to our AVONEX and TYSABRI products.
For the three months ended March 31, 2014, compared to the same period in 2013, the change in amortization of acquired intangible assets was primarily driven by our acquisition of the TYSABRI rights from Elan and an increase in the amount of amortization recorded in relation to our AVONEX intangible asset. Also during the three months ended March 31, 2014, we recorded as amortization expense a charge of $34.7 million related to the impairment of one of our out-licensed patents to reflect a change in its estimated fair value. For additional information related to the amortization of acquired intangible assets, please read Note 5, Intangible Assets and Goodwill to our condensed consolidated financial statements included within this report.
We monitor events and expectations regarding product performance. If there are any indications that the assumptions underlying our most recent analysis would be different than those utilized within our current estimates, our analysis would be updated and may result in a significant change in the anticipated lifetime revenues of the relevant process. The occurrence of an adverse event could substantially increase the amount of amortization expense associated with our acquired intangible assets as compared to previous periods or our current expectations, which may result in a significant negative impact on our future results of operations.
Collaboration Profit Sharing

	For the Three Months Ended March 31,
(In millions, except percentages)	2014	2013	Change %
Collaboration profit sharing	$—	$85.4	(100.0)%
Upon our acquisition of TYSABRI rights, our collaboration agreement was terminated, and we no longer record collaboration profit sharing.
(Gain) Loss on Fair Value Remeasurement of Contingent Consideration

	For the Three Months Ended March 31,
(In millions, except percentages)	2014	2013	Change %
(Gain) loss on fair value remeasurement of contingent consideration	$(0.8)	$2.3	(135.1)%
The consideration for certain of our business combinations includes future payments that are contingent upon the occurrence of a particular factor or factors. For business combinations completed after January 1, 2009, we record an obligation for such contingent consideration payments at its fair value on the acquisition date. We revalue our contingent consideration obligations each reporting period. Changes in the fair value of our contingent consideration obligations, other than changes due to payments, are recognized as a (gain) loss on fair value remeasurement of contingent consideration within our condensed consolidated statements of income. The gain for the three months ended March 31, 2014, compared to the loss in the same period in 2013, was primarily due to changes in the probability and expected timing related to the achievement of certain developmental milestones and changes in the discount rate.

Gain on Sale of Rights

	For the Three Months Ended March 31,
(In millions, except percentages)	2014	2013	Change %
Gain on sale of rights	$3.9	$5.1	(23.6)%
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
For the three months ended March 31, 2014, compared to the same period in 2013, we recognized lower payments from the sale of our rights to BENLYSTA resulting from a lower multiple of sales being applied in 2014 as compared to 2013. The remaining payments, which are contingent upon BENLYSTA sales over the period ending September 2014, will be recognized as the payments become due. For additional information related to this transaction, please read Note 3, Gain on Sale of Rights to our consolidated financial statements included within our 2013 Form 10-K.
Other Income (Expense), Net

	For the Three Months Ended March 31,
(In millions, except percentages)	2014	2013	Change %
Other income (expense), net	$(5.6)	$(14.5)	61.3%
For the three months ended March 31, 2014 compared to the same period in 2013, the change in other income (expense), net was due to decreased interest expense as we repaid our 6% Senior Notes in March 2013 and lower non-income based state taxes, discussed below, partially offset by higher foreign exchange losses and a decrease in interest income.
Income Tax Provision

	For the Three Months Ended March 31,
(In millions, except percentages)	2014	2013	Change %
Effective tax rate on pre-tax income	26.8%	13.2%	103.0%
Income tax expense	$178.4	$65.5	172.4%
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
For the three months ended March 31, 2014 compared to the same period in 2013, the increase in our income tax rate was primarily the result of a 2013 change in our uncertain tax position related to our U.S. federal manufacturing deduction and our unconsolidated joint business, described below, the prior year reinstatement of the federal research and development tax credit, which is now expired and lower current year expenses eligible for the orphan drug credit.
Accounting for Uncertainty in Income Taxes
During the three months ended March 31, 2013, we received updated technical guidance from the IRS concerning our current and prior year filings and calculation of our U.S. federal manufacturing deduction and overall tax classification of our unconsolidated joint business. Based on this guidance we reevaluated the level of our unrecognized benefits related to uncertain tax positions and recorded a $42.8 million income tax benefit. This benefit was for a previously unrecognized position and related to years 2005 through 2012. We recorded an offsetting expense of $10.3 million for non-income based state taxes, which was recorded in other income (expense) within our condensed consolidated statements of income.
For more information on our state tax matter and a detailed income tax rate reconciliation for the three months ended March 31, 2014 and 2013, please read Note 14, Income Taxes to our condensed consolidated financial statements included within this report.

Equity in Loss of Investee, Net of Tax

	For the Three Months Ended March 31,
(In millions, except percentages)	2014	2013	Change %
Equity in loss of investee, net of tax	$7.6	$3.8	99.6%
In February 2012, we finalized an agreement with Samsung BioLogics Co. Ltd. that established an entity, Samsung Bioepis, to develop, manufacture and market biosimilar pharmaceuticals. We account for this investment under the equity method of accounting. We recognize our share of the results of operations related to our investment in Samsung Bioepis one quarter in arrears.
For the three months ended March 31, 2014, compared to the same period in 2013, the increase in equity in loss of investee, net of tax was due to increased clinical trial activity. For additional information related to this transaction, please read Note 17, Collaborative and Other Relationships to our condensed consolidated financial statements included within this report.
Noncontrolling Interest

	For the Three Months Ended March 31,
(In millions, except percentages)	2014	2013	Change %
Net income (loss) attributable to noncontrolling interests, net of tax	$(0.2)	$—	**
For the three months ended March 31, 2014, compared to the same period in 2013, the change in net income (loss) attributable to noncontrolling interests, net of tax, was related to the consolidation of Ataxion. For additional information about this transaction, please read Note 16, Investments in Variable Interest Entities to our condensed consolidated financial statements included within this report.
Market Risk
We conduct business globally. As a result, our international operations are subject to certain risks which may affect our results of operations, including volatility in foreign currency exchange rates or weak economic conditions in the foreign markets in which we operate, and pricing pressures worldwide.
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
Our net income may also fluctuate due to the impact of our foreign currency hedging program, which is designed to mitigate, over time, a portion of the impact resulting from volatility in exchange rate changes on revenues. We use foreign currency forward contracts to manage foreign currency risk with the majority of our forward contracts used to hedge certain forecasted revenue transactions denominated in foreign currencies in the next 21 months. For a more detailed disclosure of our hedges outstanding, please read Note 8, Derivative Instruments to our condensed consolidated financial statements included within this report. Our ability to mitigate the impact of exchange rate changes on revenues and net income diminishes as significant exchange rate fluctuations are sustained over extended periods of time. In particular, devaluation or significant deterioration of foreign currency exchange rates are difficult to mitigate and likely to negatively impact earnings. Other foreign currency gains or losses arising from our operations are recognized in the period in which we incur those gains or losses.
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
Within the European Union, our accounts receivable in Spain, Italy and Portugal continue to be subject to significant payment delays due to government funding and reimbursement practices. Uncertain credit and economic conditions have generally led to greater collection risk, although these countries have introduced programs to pay down significantly overdue payables. Please refer to Note 2, Accounts Receivable to our condensed consolidated financial statements included within this report for further details on recent payments and classification.
We believe that our allowance for doubtful accounts was adequate as of March 31, 2014 and December 31, 2013, respectively. However, if significant changes occur in the availability of government funding or the reimbursement practices of these or other governments, we may not be able to collect on amounts due to us from customers in such countries and our results of operations could be adversely affected.
Financial Condition and Liquidity
Our financial condition is summarized as follows:

(In millions, except percentages)	As of March 31, 2014	As of December 31, 2013	Change %
Financial assets:
Cash and cash equivalents	$828.6	$602.6	37.5%
Marketable securities — current	431.6	620.2	(30.4)%
Marketable securities — non-current	724.3	625.8	15.7%
Total cash, cash equivalents and marketable securities	$1,984.5	$1,848.5	7.4%
Borrowings:
Current portion of notes payable and line of credit	$3.6	$3.5	2.9%
Notes payable	591.0	592.4	(0.2)%
Total borrowings	$594.6	$595.9	(0.2)%
Working capital:
Current assets	$3,525.0	$3,184.9	10.7%
Current liabilities	(1,594.2)	(1,758.3)	(9.3)%
Total working capital	$1,930.8	$1,426.6	35.3%

For the three months ended March 31, 2014, certain significant cash flows were as follows:

•	$91.3 million in net proceeds received on sales and maturities of marketable securities;

•	$198.8 million in total payments for income taxes;

•	$54.3 million used for purchases of property, plant and equipment;

•	$120.0 million used for upfront payments in collaborative arrangements; and

•	$25.0 million used for contingent consideration payment to Fumapharm shareholders.
For the three months ended March 31, 2013, certain significant cash flows were as follows:

•	net sales of securities of $3,168.8 million offset by the purchase of a reverse repurchase agreement of $2,968.0 million in anticipation of our acquisition of TYSABRI rights from Elan;

•	$200.0 million in proceeds from borrowings under our credit facility;

•	$450.0 million used for the repayment of the aggregate principal amount of our 6.0% Senior Notes;

•	$72.2 million in total payments for income taxes;

•	$41.0 million used for share repurchases; and

•	$33.3 million used for purchases of property, plant and equipment.
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
The undistributed cumulative foreign earnings of certain of our foreign subsidiaries, exclusive of earnings that would result in little or no net income tax expense under current U.S. tax law or which has already been subject to tax under U.S. tax law, are invested indefinitely outside the U.S. Of the total cash, cash equivalents and marketable securities at March 31, 2014, approximately $656.0 million was generated in foreign jurisdictions and is intended for use in our foreign operations or in connection with business development transactions outside of the U.S. In managing our day-to-day liquidity in the U.S., we do not rely on the unrepatriated earnings as a source of funds and we have not provided for U.S. federal or state income taxes on these undistributed foreign earnings.
For additional information related to certain risks that could negatively impact our financial position or future results of operations, please read the “Risk Factors” and “Quantitative and Qualitative Disclosures About Market Risk” sections of this report.
Share Repurchase Programs
In February 2011, our Board of Directors authorized the repurchase of up to 20.0 million shares of common stock. This authorization does not have an expiration date. We did not repurchase any shares during the three months ended March 31, 2014. During the three months ended March 31, 2013, we repurchased approximately 0.3 million shares at a cost of approximately $41.0 million.
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
The increase in cash, cash equivalents and marketable securities from December 31, 2013 is primarily due to net proceeds from sales and maturities of marketable securities and net cash flows provided by operating activities.
Borrowings
In March 2014, our $750.0 million senior unsecured revolving credit facility expired and was not renewed.
We have $550.0 million aggregate principal amount of 6.875% Senior Notes due March 1, 2018 that were originally priced at 99.184% of par. The discount is amortized as additional interest expense over the period from issuance through maturity.
In connection with our 2006 distribution agreement with Fumedica, we issued notes totaling 61.4 million Swiss Francs which were payable to Fumedica in varying amounts from June 2008 through June 2018. Our remaining note payable to Fumedica had a present value of 14.2 million Swiss Francs ($16.1 million) and 14.0 million Swiss Francs ($15.8 million) as of March 31, 2014 and December 31, 2013, respectively.
For a summary of the fair and carrying values of our outstanding borrowings as of March 31, 2014 and December 31, 2013, please read Note 6, Fair Value Measurements to our condensed consolidated financial statements included within this report.
Working Capital
We define working capital as current assets less current liabilities. The increase in working capital from December 31, 2013 reflects an increase in total current assets of $340.1 million and a decrease in current liabilities of $164.1 million. The increase in total current assets was primarily driven by an increase in accounts receivable resulting from increased product revenue. The decrease in total current liabilities primarily resulted from a decrease in accounts payable and accrued expenses and other.
Cash Flows
The following table summarizes our cash flow activity:

	For the Three Months Ended March 31,
(In millions, except percentages)	2014	2013	% Change
Net cash flows provided by operating activities	$104.6	$178.9	(41.5)%
Net cash flows provided by investing activities	$6.0	$155.9	(96.2)%
Net cash flows provided by (used in) financing activities	$114.9	$(238.4)	(148.2)%
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
For the three months ended March 31, 2014, compared to the same period in 2013, the decrease in cash provided by operating activities is primarily driven by an increase in our accounts receivable balances resulting from our growth in revenues partially offset by higher net income and prior year changes to our other operating assets and liabilities resulting, in part, from the adjustment to our uncertain tax positions in 2013.
Investing Activities
For the three months ended March 31, 2014, compared to the same period in 2013, the decrease in net cash flows provided by investing activities is primarily due to a decrease in net proceeds received from sales of marketable securities as the prior year included the anticipation of our April 2013 acquisition of TYSABRI rights from Elan.
Financing Activities
For the three months ended March 31, 2014, compared to the same period in 2013, the decrease in net cash flows used in financing activities is primarily due to the prior year repayment of the aggregate principal amount of our 6.0% Senior Notes, partially offset by the prior year increase in proceeds from borrowings under our credit facility.
Contractual Obligations and Off-Balance Sheet Arrangements
Contractual Obligations
Our contractual obligations primarily consist of our obligations under non-cancellable operating leases, our notes payable, and defined benefit and other purchase obligations, excluding amounts related to uncertain tax positions, amounts payable to tax authorities, funding commitments, contingent development and commercial milestone payments, TYSABRI contingent payments, contingent consideration related to business combinations and other off-balance sheet arrangements as described below.
In April 2014, we renewed the lease related to one of our office facilities located in Cambridge, Massachusetts to extend the term of the lease to 2028. We are committed to make payments related to this lease of approximately $110.0 million for the extended term of the lease.
There have been no material changes in our contractual obligations since December 31, 2013.
Tax Related Obligations
We exclude liabilities pertaining to uncertain tax positions from our summary of contractual obligations as we cannot make a reliable estimate of the period of cash settlement with the respective taxing authorities. As of March 31, 2014, we have approximately $116.1 million of liabilities associated with uncertain tax positions.
Other Funding Commitments
As of March 31, 2014, we have several on-going clinical studies in various clinical trial stages. Our most significant clinical trial expenditures are to clinical research organizations (CROs). The contracts with CROs are generally cancellable, with notice, at our option. We have recorded accrued expenses of approximately $33.4 million on our condensed consolidated balance sheet for expenditures incurred by CROs as of March 31, 2014. We have approximately $447.5 million in cancellable future commitments based on existing CRO contracts as of March 31, 2014.
As of March 31, 2014, we have planned clinical trials for two of our programs which are managed by our collaborator. We could pay approximately $110.5 million in future payments as these trials are completed.
Contingent Development, Regulatory and Commercial Milestone Payments
Based on our development plans as of March 31, 2014, we have committed to make potential future milestone payments to third parties of up to approximately $3.0 billion as part of our various collaborations, including licensing and development programs. Payments under these agreements generally become due and payable only upon achievement of certain development, regulatory or commercial milestones. Because the achievement of these milestones had not occurred as of March 31, 2014, such contingencies have not been recorded in our financial statements.

We anticipate that we may pay approximately $87.4 million of milestone payments during the remainder of 2014, provided various development, regulatory or commercial milestones are achieved. Amounts related to contingent milestone payments are not considered contractual obligations as they are contingent on the successful achievement of certain development, regulatory approval and commercial milestones. These milestones may not be achieved.
TYSABRI Contingent Payments
On April 2, 2013, we acquired full ownership of, and strategic, commercial and decision-making rights to, TYSABRI from Elan. Under the terms of the acquisition agreement, we continued to share TYSABRI profits with Elan on an equal basis until April 30, 2013. We recorded the profit split for the month ended April 30, 2013, as cost of sales within our condensed consolidated statements of income as we controlled TYSABRI effective April 2, 2013. Commencing May 1, 2013 and for the first twelve months thereafter, we will make contingent payments to Elan of 12% on worldwide net sales of TYSABRI and, thereafter, 18% on annual worldwide net sales up to $2.0 billion and 25% on annual worldwide net sales that exceed $2.0 billion. In 2014, the $2.0 billion threshold will be pro-rated for the portion of 2014 remaining after the first 12 months expires. Royalty payments to Elan and other third parties are recognized as cost of sales within our condensed consolidated statements of income.
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
As the acquisitions of the noncontrolling interests in our joint venture investments and our acquisitions of Stromedix and Biogen Idec International Neuroscience GmbH, formerly Panima Pharmaceuticals AG, occurred after January 1, 2009, we record contingent consideration liabilities at their fair value on the acquisition date and revalue these obligations each reporting period. Payments made in relation to Biogen Idec Hemophilia Inc. will be capitalized as an intangible asset when the related milestones are achieved. We accrued $20.0 million during the first quarter of 2014 as ALPROLIX was approved for the treatment of hemophilia. For additional information related to these transactions please read Note 2, Acquisitions, to our consolidated financial statements included within our 2013 Form 10-K.
In 2006, we acquired Fumapharm AG. As part of this acquisition we acquired FUMADERM and TECFIDERA (together, Fumapharm Products). We are required to make additional contingent payments to former shareholders of Fumapharm AG based on the attainment of certain cumulative sales levels of Fumapharm Products, with the amount of each payment based on the level of total net sales of Fumapharm Products in the prior twelve month period, as defined in the acquisition agreement:

	Cumulative Sales Level
	$1.0B	$2.0B	$3.0B	Each additional $1.0B up to $20.0B
Prior 12 Month Sales	Payment Amount (In Millions)
< $500 million	$—	$—	$—	$—
$500 million - $1.0 billion	25.0	50.0	50.0	50.0
$1.0 billion - $1.5 billion	50.0	100.0	100.0	100.0
$1.5 billion - $2.0 billion	—	150.0	150.0	150.0
$2.0 billion - $2.5 billion	—	200.0	200.0	200.0
$2.5 billion - $3.0 billion	—	—	250.0	250.0
> $3.0 billion	—	—	—	300.0
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

These payments will be accounted for as an increase to goodwill as incurred, in accordance with the accounting standard applicable to business combinations when we acquired Fumapharm. Any portion of the payment which is tax deductible will be recorded as a reduction to goodwill. Payments are due within 60 days following the end of the quarter in which the applicable cumulative sales level has been reached. During the three months ended March 31, 2014, we paid the $25.0 million contingent payment as we reached the $1.0 billion cumulative sales level related to the Fumapharm Products in 2013. Over the next 12 months, it is reasonably possible that we will pay more than one of these sales-based milestones.
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
New Accounting Standards
For a discussion of new accounting standards please read Note 1, Summary of Significant Accounting Policies - New Accounting Pronouncements to our consolidated financial statements included within our 2013 Form 10-K.
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
For a discussion of our critical accounting estimates, please read Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2013 Form 10-K.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Our market risks, and the ways we manage them, are summarized in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our 2013 Form 10-K. There have been no material changes in the first three months of 2014 to our market risks or to our management of such risks.

Item 4.	Controls and Procedures
Disclosure Controls and Procedures and Internal Control over Financial Reporting
Controls and Procedures
We have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of March 31, 2014. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that (a) the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (b) such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In the U.S., federal and state legislatures, health agencies and third-party payors continue to focus on containing the cost of health care. Legislative and regulatory proposals and enactments to reform health care insurance programs could significantly influence the manner in which our products are prescribed and purchased. For example, provisions of the Patient Protection and Affordable Care Act (PPACA) have resulted in changes in the way health care is paid for by both governmental and private insurers, including increased Medicare rebates owed by manufacturers under the Medicaid Drug Rebate Program, annual fees and taxes on manufacturers of certain branded prescription drugs, the requirement that manufacturers participate in a discount program for certain outpatient drugs under Medicare Part D and the expansion of the number of hospitals eligible for discounts. These changes have had and are expected to continue to have a significant impact on our business.
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
We may be unable to successfully commercialize new products.
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
We recently received FDA approval for ALPROLIX for the treatment of hemophilia. Our ability to successfully commercialize ALPROLIX and, if approved, ELOCTATE, may also be impacted by additional factors such as:

•
the hemophilia treatment market is highly competitive, with current treatments marketed by companies that have substantially greater financial resources and marketing expertise, and we may have difficulty penetrating this highly competitive market unless our current and potential therapies are regarded as offering substantial benefits over current treatments;

•
other companies, including those currently offering hemophilia products, may introduce longer-lasting or more efficacious, safer, cheaper or more convenient treatments than our current and potential therapies;

•	we do not have marketing experience within the hemophilia treatment market or well-established relationships with the associated medical and scientific community;

•
filing of our planned marketing authorization applications with the EMA requires the submission of positive pediatric data from our ongoing global pediatric studies with our applications, and there can be no assurance that we will receive such positive data; and

•
several companies are working to develop additional treatments for hemophilia and may obtain marketing approval of their treatments in the E.U. before we do, which has the potential to bar our application with the EMA under operation of the EMA’s Orphan Medicines Regulation.

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
We have a number of collaborators and partners, and have both in-licensed and out-licensed several products and programs. In addition to the factors described throughout these “Risk Factors,” these collaborations are subject to several other risks, including:

•
Our revenues related to RITUXAN and GAZYVA are dependent on the efforts of Genentech and the Roche Group. Their interests may not always be aligned with our interests and they may not market RITUXAN or GAZYVA in the same manner or to the same extent that we would, which could adversely affect our RITUXAN or GAZYVA revenues.

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

In addition, we rely on third parties for several other aspects of our business. As a sponsor of clinical trials of our products, we rely on third party contract research organizations, or CROs, to carry out most of our clinical trial related activities and accurately report their results. One CRO has responsibility for substantially all of these activities. These activities include initiating and monitoring the conduct of studies at clinical trial sites, identifying any noncompliance with the study protocol or current Good Clinical Practices and interfacing with regulators throughout the process. The failure of our CROs to conduct these activities with proper vigilance and competence and in accordance with current Good Clinical Practices can result in regulatory authorities rejecting our clinical trial data or causing a trial to be redone or, in some circumstances, could result the imposition of civil or criminal sanctions against us. Additionally, if our CROs do not successfully carry out their activities or meet expected deadlines, we may be required to replace them. Although we believe that there are a number of other third-party contract research organizations we could engage to continue these activities, it may result in delay of the affected trials and our efforts to obtain regulatory approvals for and commercialize our drug candidates could be delayed.
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

•
We rely on third party suppliers and manufacturers for, among other things, manufacturing of RITUXAN and GAZYVA, the majority of our clinical and commercial requirements for TECFIDERA and other small molecule products and product candidates, raw materials and supplies for production of products we manufacture, fill-finish operations, the majority of our final product storage, and a substantial portion of our packaging operations. In addition, due to the unique manner in which our products are manufactured, we rely on single source providers of several raw materials and manufacturing supplies. These third parties are independent entities subject to their own unique operational and financial risks that are outside of our control. These third parties may not perform their obligations in a timely and cost-effective manner or in compliance with applicable regulations, and they may be unable or unwilling to increase production capacity commensurate with demand for our existing or future products. Finding alternative providers could take a significant amount of time and involve significant expense due to the specialized nature of the services and the need to obtain regulatory approval of any significant changes to our suppliers or manufacturing methods. We cannot be certain that we could reach agreement with alternative providers or that the FDA or other regulatory authorities would approve our use of such alternatives.

•
We rely on our manufacturing facilities in Cambridge, Massachusetts, Research Triangle Park, North Carolina (RTP) and Hillerød, Denmark for the production of drug substance for certain of our large molecule products and product candidates, including AVONEX, TYSABRI, ALPROLIX AND ELOCTATE. Our global bulk supply of these products and product candidates depends on the uninterrupted and efficient operation of these facilities, which could be adversely affected by equipment failures, labor shortages, natural disasters, power failures and numerous other factors.

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

•	changes in the FDA and foreign regulatory approval processes that may delay or prevent the approval of new products and result in lost market opportunity;

•	requirements that may provide for increased transparency of clinical trial results and quality data, which, if implemented, could impact our ability to protect competitively-sensitive information contained in approval applications or could be misinterpreted leading to reputational damage, misperception or legal action which could harm our business; and

•
changes in FDA and foreign regulations that may require additional safety monitoring, labeling changes, restrictions on product distribution or use, or other measures after the introduction of our products to market, which could increase our costs of doing business, adversely affect the future permitted uses of approved products, or otherwise adversely affect the market for our products.

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
 The increasing use of social media platforms presents new risks and challenges.
Social media is increasingly being used to communicate about our products and the diseases our therapies are designed to treat. Social media practices in the biopharmaceutical industry continue to evolve and regulations relating to such use are not always clear. This evolution creates uncertainty and risk of noncompliance with regulations applicable to our business. For example, patients may use social media channels to comment on the effectiveness of a product or to report an alleged adverse event. When such disclosures occur, there is a risk that we fail to monitor and comply with applicable adverse event reporting obligations or we may not be able to defend the company or the public's legitimate interests in the face of the political and market pressures generated by social media due to restrictions on what we may say about our products. There is also a risk of inappropriate disclosure of sensitive information or negative or inaccurate posts or comments about us on any social networking website. If any of these events were to occur or we otherwise fail to comply with applicable regulations, we could incur liability, face overly restrictive regulatory actions or incur other harm to our business.
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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table summarizes our common stock repurchase activity during the first quarter of 2014:

Period	Total Number of Shares Purchased (#)	Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Programs (#)	Maximum Number of Shares That May Yet Be Purchased Under Our Programs (#)
January 2014	—	—	—	4,185,526
February 2014	—	—	—	4,185,526
March 2014	—	—	—	4,185,526
Total	—	—
On February 11, 2011, we announced that our Board of Directors authorized the repurchase of up to 20.0 million shares of common stock. This authorization does not have an expiration date. As of March 31, 2014, approximately 15.8 million shares of our common stock at a cost of $1,883.0 million have been repurchased under this authorization. During the three months ended March 31, 2014, we did not repurchase any shares of common stock.
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

BIOGEN IDEC INC.

/s/ Paul J. Clancy
Paul J. Clancy
Executive Vice President and
Chief Financial Officer
(principal financial officer)
April 23, 2014

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.1+*	Biogen Idec Inc. Amended and Restated 2008 Omnibus Equity Plan
10.2+*	Form of performance unit award agreement under the Biogen Idec Inc. 2008 Omnibus Equity Plan (2014 form)
10.3+*	Form of market stock unit award agreement under the Biogen Idec Inc. 2008 Omnibus Equity Plan (2014 form)
31.1+	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1++	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101++
The following materials from Biogen Idec Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

+    Filed herewith
++    Furnished herewith
*    Management contract or compensatory plan or arrangement