Form 10-Q
period 2014-06-30
BIOGEN IDEC INC.
filed 2014-07-23
CIK 875045

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒
The number of shares of the issuer’s Common Stock, $0.0005 par value, outstanding as of July 18, 2014, was 236,144,705 shares.

BIOGEN IDEC INC.
FORM 10-Q — Quarterly Report
For the Quarterly Period Ended June 30, 2014

NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements that are being made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995 (the “Act”) with the intention of obtaining the benefits of the “Safe Harbor” provisions of the Act. These forward-looking statements may be accompanied by such words as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “potential,” “project,” “target,” “will” and other words and terms of similar meaning. Reference is made in particular to forward-looking statements regarding:

•
the anticipated amount, timing and accounting of revenues, contingent payments, milestone, royalty and other payments under licensing, collaboration or acquisition agreements, tax positions and contingencies, collectability of receivables, pre-approval inventory, cost of sales, research and development costs, compensation and other expenses, amortization of intangible assets, foreign currency forward contracts and impairment assessments;

•
the potential impact of increased product competition in the multiple sclerosis (MS) and hemophilia markets, including competition from and growth of our own products and the possibility of future competition from biosimilars, gene therapies, generic versions or related prodrug derivatives;

•
the timing, outcome and impact of administrative, regulatory, legal and other proceedings related to patents and other proprietary and intellectual property rights, tax audits, assessments and settlements, sales and promotional practices, product liability and other matters;

•	the expected resolution and financial impact of our dispute with the Italian National Medicines Agency relating to sales of TYSABRI for the periods from February 2009 through January 2013;

•	the costs, timing, potential approval and therapeutic scope of the development and commercialization of our pipeline products;

•
the potential impact of healthcare reform in the U.S., implementation of provisions of the Affordable Care Act, and measures being taken worldwide designed to reduce healthcare costs to constrain the overall level of government expenditures, including the impact of pricing actions in Europe and elsewhere, and reduced reimbursement for our products;

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
NOTE REGARDING TRADEMARKS
AVONEX®, RITUXAN®, TECFIDERA®, and TYSABRI® are registered trademarks of Biogen Idec. ALPROLIXTM, ELOCTATETM, FUMADERMTM and PLEGRIDYTM are trademarks of Biogen Idec. The following are trademarks of the respective companies listed: ANGIOMAX® and ANGIOXTM — The Medicines Company; ARZERRA® — Glaxo Group Limited; BENLYSTA® — GlaxoSmithKline Intellectual Property Limited; BETASERON®— Bayer Schering Pharma AG; EXTAVIA® — Novartis AG; FAMPYRA® — Acorda Therapeutics, Inc.; GAZYVA® —  Genentech, Inc.; and REBIF® — Ares Trading S.A.

PART I FINANCIAL INFORMATION

BIOGEN IDEC INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited, in thousands, except per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Revenues:
Product, net	$2,056,292	$1,385,918	$3,799,057	$2,481,697
Unconsolidated joint business	303,296	288,785	600,181	553,391
Other	61,864	48,770	151,965	103,481
Total revenues	2,421,452	1,723,473	4,551,203	3,138,569
Cost and expenses:
Cost of sales, excluding amortization of acquired intangible assets	291,887	230,728	571,132	364,477
Research and development	447,273	327,463	976,157	611,803
Selling, general and administrative	576,622	431,012	1,088,296	783,610
Amortization of acquired intangible assets	116,826	82,225	260,084	133,526
Collaboration profit sharing	—	—	—	85,357
(Gain) loss on fair value remeasurement of contingent consideration	4,019	(5,163)	3,220	(2,886)
Total cost and expenses	1,436,627	1,066,265	2,898,889	1,975,887
Gain on sale of rights	3,900	5,319	7,759	10,370
Income from operations	988,725	662,527	1,660,073	1,173,052
Other income (expense), net	4,861	(10,428)	(740)	(24,885)
Income before income tax expense and equity in loss of investee, net of tax	993,586	652,099	1,659,333	1,148,167
Income tax expense	268,521	159,140	446,935	224,648
Equity in loss of investee, net of tax	1,933	2,289	9,538	6,100
Net income	723,132	490,670	1,202,860	917,419
Net income (loss) attributable to noncontrolling interests, net of tax	8,626	—	8,398	—
Net income attributable to Biogen Idec Inc.	$714,506	$490,670	$1,194,462	$917,419
Net income per share:
Basic earnings per share attributable to Biogen Idec Inc.	$3.02	$2.07	$5.05	$3.87
Diluted earnings per share attributable to Biogen Idec Inc.	$3.01	$2.06	$5.03	$3.85
Weighted-average shares used in calculating:
Basic earnings per share attributable to Biogen Idec Inc.	236,661	237,484	236,729	237,162
Diluted earnings per share attributable to Biogen Idec Inc.	237,401	238,743	237,634	238,543

See accompanying notes to these unaudited condensed consolidated financial statements.

BIOGEN IDEC INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Net income attributable to Biogen Idec Inc.	$714,506	$490,670	$1,194,462	$917,419
Other comprehensive income:
Unrealized gains (losses) on securities available for sale, net of tax of $4,029 and $3,569 for the three months ended June 30, 2014 and 2013, respectively; and $3,015 and $2,915 for the six months ended June 30, 2014 and 2013, respectively	(6,865)	6,077	(5,140)	4,960
Unrealized gains (losses) on foreign currency forward contracts, net of tax of $260 and $59 for the three months ended June 30, 2014 and 2013, respectively; and $5 and $1,480 for the six months ended June 30, 2014 and 2013, respectively	10,760	(2,305)	16,551	9,298
Unrealized gains (losses) on pension benefit obligation	(170)	1,011	646	2,274
Currency translation adjustment	(8,047)	8,056	(10,991)	(16,363)
Total other comprehensive income (loss), net of tax	(4,322)	12,839	1,066	169
Comprehensive income attributable to Biogen Idec Inc.	710,184	503,509	1,195,528	917,588
Comprehensive income attributable to noncontrolling interests, net of tax	8,626	—	8,398	—
Comprehensive income	$718,810	$503,509	$1,203,926	$917,588

See accompanying notes to these unaudited condensed consolidated financial statements.

BIOGEN IDEC INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except per share amounts)

	As of June 30, 2014	As of December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$863,197	$602,562
Marketable securities	709,869	620,167
Accounts receivable, net	1,002,328	824,406
Due from unconsolidated joint business, net	286,897	252,662
Inventory	715,935	659,003
Other current assets	346,787	226,134
Total current assets	3,925,013	3,184,934
Marketable securities	1,010,837	625,772
Property, plant and equipment, net	1,756,164	1,750,710
Intangible assets, net	4,249,378	4,474,653
Goodwill	1,364,815	1,232,916
Investments and other assets	611,791	594,350
Total assets	$12,917,998	$11,863,335
LIABILITIES AND EQUITY
Current liabilities:
Current portion of notes payable and line of credit	$3,386	$3,494
Taxes payable	192,758	179,685
Accounts payable	224,931	219,913
Accrued expenses and other	1,495,549	1,355,187
Total current liabilities	1,916,624	1,758,279
Notes payable	586,091	592,433
Long-term deferred tax liability	139,092	232,554
Other long-term liabilities	710,965	659,231
Total liabilities	3,352,772	3,242,497
Commitments and contingencies
Equity:
Biogen Idec Inc. shareholders’ equity
Preferred stock, par value $0.001 per share	—	—
Common stock, par value $0.0005 per share	128	128
Additional paid-in capital	4,106,084	4,023,651
Accumulated other comprehensive loss	(26,678)	(27,745)
Retained earnings	7,543,597	6,349,135
Treasury stock, at cost	(2,061,832)	(1,724,927)
Total Biogen Idec Inc. shareholders’ equity	9,561,299	8,620,242
Noncontrolling interests	3,927	596
Total equity	9,565,226	8,620,838
Total liabilities and equity	$12,917,998	$11,863,335

See accompanying notes to these unaudited condensed consolidated financial statements.

BIOGEN IDEC INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	For the Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net income	$1,202,860	$917,419
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	355,102	225,880
Share-based compensation	83,856	67,387
Deferred income taxes	(146,506)	(118,047)
Other	(64,213)	(42,495)
Changes in operating assets and liabilities, net:
Accounts receivable	(188,961)	(185,688)
Inventory	(72,689)	(129,171)
Accrued expenses and other current liabilities	(30,299)	(15,970)
Other changes in operating assets and liabilities, net	(43,931)	84,836
Net cash flows provided by operating activities	1,095,219	804,151
Cash flows from investing activities:
Proceeds from sales and maturities of marketable securities	1,317,525	4,404,707
Purchases of marketable securities	(1,787,606)	(1,617,974)
Acquisition of TYSABRI rights	—	(3,262,719)
Purchases of property, plant and equipment	(118,308)	(87,440)
Acquisitions of business, net of cash acquired	(25,000)	—
Other	(10,745)	(6,874)
Net cash flows used in investing activities	(624,134)	(570,300)
Cash flows from financing activities:
Purchase of treasury stock	(336,905)	(41,023)
Proceeds from issuance of stock for share-based compensation arrangements	33,477	39,002
Repayment of borrowings under senior notes	—	(452,340)
Excess tax benefit from stock options	83,940	53,311
Other	12,003	(8,137)
Net cash flows used in financing activities	(207,485)	(409,187)
Net increase (decrease) in cash and cash equivalents	263,600	(175,336)
Effect of exchange rate changes on cash and cash equivalents	(2,965)	(2,878)
Cash and cash equivalents, beginning of the period	602,562	570,721
Cash and cash equivalents, end of the period	$863,197	$392,507

See accompanying notes to these unaudited condensed consolidated financial statements.

BIOGEN IDEC INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	Summary of Significant Accounting Policies
Business Overview
Biogen Idec is a global biotechnology company focused on discovering, developing, manufacturing and marketing therapies for the treatment of neurodegenerative diseases, hematologic conditions and autoimmune disorders. We also collaborate on the development and commercialization of RITUXAN for the treatment of non-Hodgkin's lymphoma, chronic lymphocytic leukemia and other conditions and share profits and losses for GAZYVA for the treatment of chronic lymphocytic leukemia.
Basis of Presentation
In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of our financial statements for interim periods in accordance with accounting principles generally accepted in the United States (U.S. GAAP). The information included in this quarterly report on Form 10-Q should be read in conjunction with our consolidated financial statements and the accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2013 (2013 Form 10-K). Our accounting policies are described in the “Notes to Consolidated Financial Statements” in our 2013 Form 10-K and updated, as necessary, in this Form 10-Q. The year-end condensed consolidated balance sheet data presented for comparative purposes was derived from our audited financial statements, but does not include all disclosures required by U.S. GAAP. The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.
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
In determining whether we are the primary beneficiary of an entity and therefore required to consolidate, we apply a qualitative approach that determines whether we have both (1) the power to direct the economically significant activities of the entity and (2) the obligation to absorb losses of, or the right to receive benefits from, the entity that could potentially be significant to that entity. These considerations impact the way we account for our existing collaborative relationships and other arrangements. We continuously assess whether we are the primary beneficiary of a variable interest entity as changes to existing relationships or future transactions may result in us consolidating or deconsolidating one or more of our collaborators or partners.
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
Property, Plant and Equipment
Property, plant and equipment are recorded at historical cost, net of accumulated depreciation. Accumulated depreciation on property, plant and equipment was $1,210.6 million and $1,118.3 million as of June 30, 2014 and December 31, 2013, respectively.

BIOGEN IDEC INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Accounting for Share-Based Compensation
During the six months ended June 30, 2014, under our share-based compensation program we began to grant awards for performance-vested restricted stock units, which can be settled in cash or shares of our common stock (PUs) at the sole discretion of the Compensation and Management Development Committee of the Board of Directors. We have classified these awards as a liability as, historically, similar awards have been settled in cash. We record the estimated fair value of PUs as compensation expense over the requisite service period, which is generally the vesting period. Where awards are made with non-substantive vesting periods (for instance, where a portion of the award vests upon retirement eligibility), we estimate and recognize expense, net of forfeitures, over the period from the grant date to the date on which the employee is retirement eligible.
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
During the quarter ended June 30, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes all existing revenue recognition requirements, including most industry-specific guidance. The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. The new standard will be effective for us on January 1, 2017. We are currently evaluating the potential impact that Topic 606 may have on our financial position and results of operations.
Also during the quarter ended June 30, 2014, the FASB issued ASU No. 2014-11, Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosure. The new standard expands secured borrowing accounting for repurchase-to-maturity transactions and repurchase financings and sets forth new disclosure requirements for repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions that are accounted for as secured borrowings. The new standard will be effective for us on April 1, 2015. The adoption of this standard is not expected to have an impact on our financial position or results of operations.

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
Our net accounts receivable balances from product sales in selected European countries are summarized as follows:

	As of June 30, 2014
(In millions)	Current Balance Included within Accounts Receivable, net	Non-Current Balance Included within Investments and Other Assets	Total
Spain	$54.7	$10.0	$64.7
Italy	$79.3	$1.3	$80.6
Portugal	$10.7	$12.7	$23.4

	As of December 31, 2013
(In millions)	Current Balance Included within Accounts Receivable, net	Non-Current Balance Included within Investments and Other Assets	Total
Spain	$113.3	$6.8	$120.1
Italy	$76.1	$2.4	$78.5
Portugal	$10.4	$8.2	$18.6
Approximately $15.5 million and $45.9 million of the total net accounts receivable balances for these countries were overdue more than one year as of June 30, 2014 and December 31, 2013, respectively. During the first quarter of 2014, we received approximately $59.6 million in payments from Spain related to receivables aged greater than one year. During the fourth quarter of 2013, Portugal remitted approximately $10.0 million related to receivables aged greater than two years.
Pricing of TYSABRI in Italy - AIFA
In the fourth quarter of 2011, Biogen Idec Italia SRL, our Italian subsidiary, received a notice from the Italian National Medicines Agency (Agenzia Italiana del Farmaco or AIFA) stating that sales of TYSABRI for the period from mid-February 2009 through mid-February 2011 exceeded by EUR30.7 million a reimbursement limit established pursuant to a Price Determination Resolution (Price Resolution) granted by AIFA in December 2006. In December 2011, based on our interpretation that the Price Resolution by its terms only applied to the first 24 months of TYSABRI sales (which began in mid-February 2007), we filed an appeal against AIFA in administrative court seeking a ruling that the reimbursement limit does not apply to the periods beginning in mid-February 2009 and that the position of AIFA is unenforceable. That appeal is pending. Since being notified in the fourth quarter of 2011 that AIFA believed a reimbursement limit was in effect, we deferred revenue on sales of TYSABRI as if the reimbursement limit were in effect for each biannual period beginning in mid-February 2009.
In July 2013, we negotiated an agreement in principle with AIFA's Price and Reimbursement Committee that would have resolved all of AIFA's claims relating to sales of TYSABRI in excess of the reimbursement limit for the periods from February 2009 through January 2013 for an aggregate repayment of EUR33.3 million. The agreement was sent to the Avvocatura Generale dello Stata (Attorney General) for its opinion. As a result of this agreement in principle, we recorded a liability and reduction to revenue of EUR15.4 million at June 30, 2013. That adjustment approximated 50% of the claim related to the period from February 2009 through January 2011 as the likelihood of making a payment to resolve AIFA's claims for that period was then probable and the amount could be estimated. This agreement in principle was not finalized, and AIFA and Biogen Idec Italia SRL remain in discussions about a resolution relating to the claims at issue in that agreement in principle. We continue to believe that a settlement with AIFA relating to these claims is probable and have retained the EUR15.4 million liability recorded as of June 30, 2013.

BIOGEN IDEC INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

In June 2014, AIFA approved a resolution, effective for a 24 month term, setting the price for TYSABRI in Italy. The resolution also eliminated the reimbursement limit from February 2013 going forward. As a result, we recognized $53.5 million of TYSABRI revenues related to the periods beginning February 2013 that were previously deferred. An aggregate amount of $86.9 million remains deferred as of June 30, 2014 related to the periods from mid-February 2011 through January 2013.

3.	Reserves for Discounts and Allowances
An analysis of the change in reserves for discounts and allowances is summarized as follows:

(In millions)	Discounts	Contractual Adjustments	Returns	Total
Balance, as of December 31, 2013	$47.0	$335.6	$33.7	$416.3
Current provisions relating to sales in current year	161.2	577.3	14.7	753.2
Adjustments relating to prior years	(0.4)	7.6	5.4	12.6
Payments/returns relating to sales in current year	(111.5)	(330.3)	(0.1)	(441.9)
Payments/returns relating to sales in prior years	(44.5)	(200.8)	(20.4)	(265.7)
Balance, as of June 30, 2014	$51.8	$389.4	$33.3	$474.5
The total reserves above, included in our condensed consolidated balance sheets, are summarized as follows:

(In millions)	As of June 30, 2014	As of December 31, 2013
Reduction of accounts receivable	$153.4	$151.4
Component of accrued expenses and other	321.1	264.9
Total reserves	$474.5	$416.3

4.	Inventory
The components of inventory are summarized as follows:

(In millions)	As of June 30, 2014	As of December 31, 2013
Raw materials	$124.8	$115.0
Work in process	447.4	435.4
Finished goods	143.7	108.6
Total inventory	$715.9	$659.0
As of June 30, 2014 our inventory includes $45.5 million associated with our PLEGRIDY and Daclizumab High Yield Process programs, which have been capitalized in advance of regulatory approval. As of December 31, 2013, our inventory included $93.7 million associated with our ALPROLIX, ELOCTATE and PLEGRIDY programs, which were capitalized in advance of regulatory approval.

BIOGEN IDEC INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

5.	Intangible Assets and Goodwill
Intangible Assets
Intangible assets, net of accumulated amortization, impairment charges and adjustments, are summarized as follows:

		As of June 30, 2014			As of December 31, 2013
(In millions)	Estimated Life	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Out-licensed patents	13-23 years	$543.3	$(465.9)	$77.4	$578.0	$(450.8)	$127.2
Developed technology	15-23 years	3,005.3	(2,283.7)	721.6	3,005.3	(2,165.4)	839.9
In-process research and development	Indefinite until commercialization	330.9	—	330.9	327.4	—	327.4
Trademarks and tradenames	Indefinite	64.0	—	64.0	64.0	—	64.0
Acquired and in-licensed rights and patents	6-17 years	3,271.5	(216.0)	3,055.5	3,240.0	(123.8)	3,116.2
Total intangible assets		$7,215.0	$(2,965.6)	$4,249.4	$7,214.7	$(2,740.0)	$4,474.7
For the three and six months ended June 30, 2014, amortization of acquired intangible assets totaled $116.8 million and $260.1 million, respectively, as compared to $82.2 million and $133.5 million, respectively, in the prior year comparative periods. For the three and six months ended June 30, 2014, compared to the same periods in 2013, the change in amortization of acquired intangible assets was primarily driven by our acquisition of the TYSABRI rights from Elan Pharma International Ltd. (Elan) and an increase in the amount of amortization recorded in relation to our AVONEX intangible asset.
Out-licensed Patents
Out-licensed patents to third-parties primarily relate to patents acquired in connection with the merger of Biogen, Inc. and IDEC Pharmaceuticals Corporation in 2003. During the six months ended June 30, 2014, we recorded a charge of $34.7 million related to the impairment of one of our out-licensed patents to reflect a change in its estimated fair value, due to a change in the underlying competitive market for that product, which occurred during the first quarter of 2014. The charge is included in amortization of acquired intangibles. The fair value of the intangible asset was based on discounted cash flow calculated using Level 3 fair value measurements and inputs including estimated revenues.
Developed Technology
Developed technology primarily relates to our AVONEX product, which was recorded in connection with the merger of Biogen, Inc. and IDEC Pharmaceuticals Corporation in 2003. The net book value of this asset as of June 30, 2014 was $711.9 million. We amortize this intangible asset using the economic consumption method based on actual and expected revenues generated from the sales of our AVONEX product.
Acquired and In-licensed Rights and Patents
Acquired and in-licensed rights and patents primarily relate to our acquisition of the TYSABRI rights from Elan. The net intangible asset capitalized related to this acquisition was $3,178.3 million. In the second quarter of 2013, we began amortizing this intangible asset over the estimated useful life using an economic consumption method based on actual and expected revenues generated from the sales of our TYSABRI product. The net book value of this asset as of June 30, 2014 was $2,995.1 million. For a more detailed description of this transaction, please read Note 2, Acquisitions to our consolidated financial statements included within our 2013 Form 10-K.
The increase in acquired and in-licensed rights and patents during the six months ended June 30, 2014 was primarily related to the $20.0 million contingent payment due to the former owners of Syntonix Pharmaceuticals, Inc., which became payable upon the approval of ALPROLIX in the U.S. by the U.S. Food and Drug Administration (FDA) in the first quarter of 2014. We have recorded an additional $7.8 million of acquired in-licensed rights and patents related to this consideration, along with a corresponding deferred tax liability of the same amount.

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
Our most recent long range planning cycle was updated in the third quarter of 2013, and included the impact of our acquisition of TYSABRI rights from Elan and a decrease in the expected future product revenues of AVONEX, resulting in an increase in amortization expense as compared to prior quarters. The results of our analysis were impacted by changes in the estimated impact of TECFIDERA, as well as other existing and potential oral and alternative MS formulations, including PLEGRIDY, that may compete with AVONEX and TYSABRI. Based upon this recent analysis, the estimated future amortization for acquired intangible assets for the balance of 2014 and the next five years is expected to be as follows:

(In millions)	As of June 30, 2014
2014 (remaining six months)	$217.2
2015	333.4
2016	318.8
2017	322.0
2018	323.1
2019	302.9
Total	$1,817.4
Goodwill
The following table provides a roll forward of the changes in our goodwill balance:

(In millions)	As of June 30, 2014	As of December 31, 2013
Goodwill, beginning of period	$1,232.9	$1,201.3
Increase to goodwill	131.9	35.7
Other	—	(4.1)
Goodwill, end of period	$1,364.8	$1,232.9
The increase in goodwill during the six months ended June 30, 2014 was related to the accrual of a $150.0 million contingent payment (exclusive of an $18.1 million tax benefit) to be made to former shareholders of Fumapharm AG and holders of their rights. During the quarter ended June 30, 2014, we reached the $2.0 billion cumulative sales level related to the Fumapharm Products. For additional information related to future contingent payments, please read Note 19, Commitments and Contingencies to these condensed consolidated financial statements.
As of June 30, 2014, we had no accumulated impairment losses related to goodwill.

BIOGEN IDEC INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

6.	Fair Value Measurements
The tables below present information about our assets and liabilities that are regularly measured and carried at fair value and indicate the level within the fair value hierarchy of the valuation techniques we utilized to determine such fair value:

(In millions)	As of June 30, 2014	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$475.2	$—	$475.2	$—
Marketable debt securities:
Corporate debt securities	617.2	—	617.2	—
Government securities	948.0	—	948.0	—
Mortgage and other asset backed securities	155.4	—	155.4	—
Marketable equity securities	0.4	0.4	—	—
Venture capital investments	21.1	—	—	21.1
Derivative contracts	2.1	—	2.1	—
Plan assets for deferred compensation	37.0	—	37.0	—
Total	$2,256.4	$0.4	$2,234.9	$21.1
Liabilities:
Derivative contracts	$9.1	$—	$9.1	$—
Contingent consideration obligations	279.1	—	—	279.1
Total	$288.2	$—	$9.1	$279.1

(In millions)	As of December 31, 2013	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$424.7	$—	$424.7	$—
Marketable debt securities:
Corporate debt securities	439.8	—	439.8	—
Government securities	674.7	—	674.7	—
Mortgage and other asset backed securities	131.4	—	131.4	—
Marketable equity securities	11.2	11.2	—	—
Venture capital investments	21.9	—	—	21.9
Derivative contracts	3.8	—	3.8	—
Plan assets for deferred compensation	22.7	—	22.7	—
Total	$1,730.2	$11.2	$1,697.1	$21.9
Liabilities:
Derivative contracts	$23.5	$—	$23.5	$—
Contingent consideration obligations	280.9	—	—	280.9
Total	$304.4	$—	$23.5	$280.9
There have been no impairments of our assets measured and carried at fair value during the three and six months ended June 30, 2014. In addition, there were no changes in valuation techniques or inputs utilized or transfers between fair value measurement levels during the three and six months ended June 30, 2014. The fair value of Level 2 instruments classified as cash equivalents and marketable debt securities were determined through third party pricing services. For a description of our validation procedures related to prices provided by third party pricing services, refer to Note 1, Summary of Significant Accounting Policies: Fair Value Measurements, to our consolidated financial statements included within our 2013 Form 10-K.

BIOGEN IDEC INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

Marketable Equity Securities and Venture Capital Investments
Our marketable equity securities represent investments in publicly traded equity securities. Our venture capital investments, which are all Level 3 measurements, include investments in certain venture capital funds, accounted for at fair value, that primarily invest in small privately-owned, venture-backed biotechnology companies. These venture capital investments represented approximately 0.2% of total assets as of June 30, 2014 and December 31, 2013, respectively.
The following table provides a roll forward of the fair value of our venture capital investments, which includes Level 3 measurements:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In millions)	2014	2013	2014	2013
Fair value, beginning of period	$23.6	$18.0	$21.9	$20.3
Unrealized gains included in earnings	2.1	6.1	5.0	6.7
Unrealized losses included in earnings	(0.1)	(0.6)	(1.3)	(2.0)
Purchases	—	—	—	—
Settlements	(4.5)	—	(4.5)	(1.5)
Fair value, end of period	$21.1	$23.5	$21.1	$23.5
 Debt Instruments
The fair and carrying values of our debt instruments, which are Level 2 liabilities, are summarized as follows:

	As of June 30, 2014		As of December 31, 2013
(In millions)	Fair Value	Carrying Value	Fair Value	Carrying Value
Notes payable to Fumedica	$13.8	$12.6	$17.5	$15.8
6.875% Senior Notes due March 1, 2018	645.9	576.9	647.9	580.1
Total	$659.7	$589.5	$665.4	$595.9
The fair value of our notes payable to Fumedica was estimated using market observable inputs, including current interest and foreign currency exchange rates. The fair value of our 6.875% Senior Notes was determined through market, observable, and corroborated sources. For additional information related to our debt instruments, please read Note 12, Indebtedness to our consolidated financial statements included within our 2013 Form 10-K.
Contingent Consideration Obligations
The following table provides a roll forward of the fair values of our contingent consideration obligations which includes Level 3 measurements:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In millions)	2014	2013	2014	2013
Fair value, beginning of period	$275.1	$293.7	$280.9	$293.9
Additions	—	—	—	—
Changes in fair value	4.0	(5.2)	3.2	(2.9)
Payments	—	(7.5)	(5.0)	(10.0)
Fair value, end of period	$279.1	$281.0	$279.1	$281.0
As of June 30, 2014 and December 31, 2013, approximately $243.4 million and $251.9 million, respectively, of the fair value of our total contingent consideration obligations were reflected as components of other long-term liabilities within our condensed consolidated balance sheets with the remaining balances reflected as a component of accrued expenses and other.

BIOGEN IDEC INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

7.	Financial Instruments
Marketable Securities
The following tables summarize our marketable debt and equity securities:

As of June 30, 2014 (In millions)	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost
Available-for-sale:
Corporate debt securities
Current	$125.0	$0.1	$—	$124.9
Non-current	492.2	0.6	(0.2)	491.8
Government securities
Current	584.9	0.1	(0.1)	584.9
Non-current	363.1	0.2	—	362.9
Mortgage and other asset backed securities
Current	—	—	—	—
Non-current	155.4	0.1	(0.1)	155.4
Total marketable debt securities	$1,720.6	$1.1	$(0.4)	$1,719.9
Marketable equity securities, non-current	$0.4	$—	$(0.1)	$0.5

As of December 31, 2013 (In millions)	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost
Available-for-sale:
Corporate debt securities
Current	$100.7	$—	$—	$100.7
Non-current	339.1	0.4	(0.1)	338.8
Government securities
Current	519.5	—	—	519.5
Non-current	155.2	—	(0.1)	155.3
Mortgage and other asset backed securities
Current	—	—	—	—
Non-current	131.4	—	(0.1)	131.5
Total marketable debt securities	$1,245.9	$0.4	$(0.3)	$1,245.8
Marketable equity securities, non-current	$11.2	$8.7	$—	$2.5
The following table summarizes our financial assets with maturities of less than 90 days from the date of purchase included within cash and cash equivalents on the accompanying condensed consolidated balance sheet:

(In millions)	As of June 30, 2014	As of December 31, 2013
Commercial paper	$5.9	$1.2
Overnight reverse repurchase agreements	294.8	22.4
Short-term debt securities	174.5	401.1
Total	$475.2	$424.7
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

	As of June 30, 2014		As of December 31, 2013
(In millions)	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost
Due in one year or less	$709.8	$709.8	$620.2	$620.2
Due after one year through five years	931.0	930.3	573.1	572.9
Due after five years	79.8	79.8	52.6	52.7
Total available-for-sale securities	$1,720.6	$1,719.9	$1,245.9	$1,245.8
The average maturity of our marketable debt securities available-for-sale as of June 30, 2014 and December 31, 2013 was 13 months, respectively.
Proceeds from Marketable Debt Securities
The proceeds from maturities and sales of marketable debt securities and resulting realized gains and losses are summarized as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In millions)	2014	2013	2014	2013
Proceeds from maturities and sales	$560.1	$78.3	$1,317.5	$4,404.7
Realized gains	$0.2	$—	$0.4	$6.3
Realized losses	$(0.1)	$—	$(0.2)	$(2.0)
Strategic Investments
As of June 30, 2014 and December 31, 2013, our strategic investment portfolio was comprised of investments totaling $51.1 million and $56.9 million, respectively, which are included in investments and other assets in our accompanying condensed consolidated balance sheets.
Our strategic investment portfolio includes investments in marketable equity securities of certain biotechnology companies and our investments in venture capital funds accounted for at fair value which totaled $21.5 million and $33.1 million as of June 30, 2014 and December 31, 2013, respectively. Our strategic investment portfolio also includes other equity investments in privately-held companies and additional investments in venture capital funds accounted for under the cost method. The carrying value of these investments totaled $29.6 million and $23.8 million as of June 30, 2014 and December 31, 2013, respectively.
Changes in Fair Value
During the three and six months ended June 30, 2014 and 2013, we realized changes in fair value recorded through income of $2.0 million and $4.9 million, respectively, on our strategic investment portfolio as compared to $4.4 million and $4.1 million, respectively, in the prior year comparative periods.
Impairments
For the three and six months ended June 30, 2014 and 2013, impairment charges on our marketable equity securities of certain biotechnology companies, investments in venture capital funds accounted for under the cost method and investments in privately-held companies were insignificant.

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
Foreign currency forward contracts in effect as of June 30, 2014 and December 31, 2013 had durations of 1 to 18 months, respectively. These contracts have been designated as cash flow hedges and accordingly, to the extent effective, any unrealized gains or losses on these foreign currency forward contracts are reported in accumulated other comprehensive income (loss) (referred to as AOCI in the tables below). Realized gains and losses for the effective portion of such contracts are recognized in revenue when the sale of product in the currency being hedged is recognized. To the extent ineffective, hedge transaction gains and losses are reported in other income (expense), net.
The notional value of foreign currency forward contracts that were entered into to hedge forecasted revenues is summarized as follows:

	Notional Amount
Foreign Currency: (In millions)	As of June 30, 2014	As of December 31, 2013
Euro	$703.4	$636.3
Canadian dollar	19.5	34.0
British pound sterling	39.1	72.3
Total foreign currency forward contracts	$762.0	$742.6
The portion of the fair value of these foreign currency forward contracts that was included in accumulated other comprehensive income (loss) within total equity reflected losses of $7.0 million and $23.6 million as of June 30, 2014 and December 31, 2013, respectively. We expect all contracts to be settled over the next 18 months and any amounts in accumulated other comprehensive income (loss) to be reported as an adjustment to revenue. We consider the impact of our and our counterparties’ credit risk on the fair value of the contracts as well as the ability of each party to execute its contractual obligations. As of June 30, 2014 and December 31, 2013, respectively, credit risk did not change the fair value of our foreign currency forward contracts.
The following table summarizes the effect of derivatives designated as hedging instruments on our condensed consolidated statements of income:

For the Three Months Ended June 30,
Net Gains/(Losses) Reclassified from AOCI into Net Income (Effective Portion)			Net Gains/(Losses) Recognized into Net Income (Ineffective Portion)
Location	2014	2013	Location	2014	2013
Revenue	$(5.2)	$0.1	Other income (expense)	$(1.0)	$0.1

For the Six Months Ended June 30,
Net Gains/(Losses) Reclassified from AOCI into Net Income (Effective Portion)			Net Gains/(Losses) Recognized into Net Income (Ineffective Portion)
Location	2014	2013	Location	2014	2013
Revenue	$(10.0)	$1.2	Other income (expense)	$(1.2)	$0.3

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
The aggregate notional amount of these outstanding foreign currency contracts was $440.3 million and $273.3 million as of June 30, 2014 and December 31, 2013, respectively. Net losses of $2.4 million and $3.8 million related to these contracts were recognized as a component of other income (expense), net, for three and six months ended June 30, 2014, respectively, as compared to net gains of $0.6 million and $1.5 million, respectively, in the prior year comparative periods.
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
The following table summarizes the fair value and presentation in our condensed consolidated balance sheets for our outstanding derivatives including those designated as hedging instruments:

(In millions)	Balance Sheet Location	Fair Value As of June 30, 2014
Hedging Instruments:
Asset derivatives	Other current assets	$0.4
	Investments and other assets	$0.6
Liability derivatives	Accrued expenses and other	$7.9
	Other long-term liabilities	$0.5
Other Derivatives:
Asset derivatives	Other current assets	$1.1
Liability derivatives	Accrued expenses and other	$0.7

(In millions)	Balance Sheet Location	Fair Value As of December 31, 2013
Hedging Instruments:
Asset derivatives	Other current assets	$0.6
Liability derivatives	Accrued expenses and other	$23.4
Other Derivatives:
Asset derivatives	Other current assets	$3.2
Liability derivatives	Accrued expenses and other	$0.1

9.	Indebtedness
Credit Facility
In March 2014, our $750.0 million senior unsecured revolving credit facility expired and was not renewed.

10.	Equity
Total equity as of June 30, 2014 increased $944.4 million compared to December 31, 2013. This increase was primarily driven by net income attributable to Biogen Idec Inc. of $1,194.5 million and an increase in additional paid in capital resulting from our share-based compensation arrangements totaling $82.4 million, partially offset by repurchases of our common stock totaling $336.9 million.
Share Repurchases
In February 2011, our Board of Directors authorized the repurchase of up to 20.0 million shares of common stock. This authorization does not have an expiration date. During the six months ended June 30, 2014, we repurchased approximately 1.2 million shares of common stock at a cost of $336.9 million for the purpose of share stabilization. During the six months ended June 30, 2013, we repurchased approximately 0.3 million shares of common stock at a cost of $41.0 million.

BIOGEN IDEC INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

Approximately 3.0 million shares of our common stock remain available for repurchase under the 2011 authorization.
Noncontrolling Interests
The following table reconciles equity attributable to noncontrolling interests (NCI):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In millions)	2014	2013	2014	2013
Noncontrolling interests, beginning of period	$4.4	$0.6	$0.6	$2.3
Net income (loss) attributable to noncontrolling interests, net of tax	8.6	—	8.4	—
Fair value of net assets and liabilities acquired and assigned to NCI	—	—	4.0	—
Distribution to noncontrolling interest	(9.1)	—	(9.1)	—
Deconsolidation of noncontrolling interest	—	—	—	(1.7)
Noncontrolling interests, end of period	$3.9	$0.6	$3.9	$0.6

11.	Accumulated Other Comprehensive Income (Loss)
The following table summarizes the changes in accumulated other comprehensive income (loss), net of tax by component:

(In millions)	Unrealized Gains (Losses) on Securities Available for Sale	Unrealized Gains (Losses) on Foreign Currency Forward Contracts	Unfunded Status of Postretirement Benefit Plans	Translation Adjustments	Total
Balance, as of December 31, 2013	$5.6	$(23.7)	$(19.6)	$10.0	$(27.7)
Other comprehensive income (loss) before reclassifications	1.4	6.5	0.6	(11.0)	(2.5)
Amounts reclassified from accumulated other comprehensive income (loss)	(6.6)	10.1	—	—	3.5
Net current period other comprehensive income (loss)	(5.2)	16.6	0.6	(11.0)	1.1
Balance, as of June 30, 2014	$0.4	$(7.1)	$(19.0)	$(1.0)	$(26.7)

(In millions)	Unrealized Gains (Losses) on Securities Available for Sale	Unrealized Gains (Losses) on Foreign Currency Forward Contracts	Unfunded Status of Postretirement Benefit Plans	Translation Adjustments	Total
Balance, as of December 31, 2012	$4.2	$(10.7)	$(21.7)	$(27.1)	$(55.3)
Other comprehensive income (loss) before reclassifications	7.8	10.2	2.3	(16.4)	3.9
Amounts reclassified from accumulated other comprehensive income (loss)	(2.8)	(0.9)	—	—	(3.7)
Net current period other comprehensive income (loss)	5.0	9.3	2.3	(16.4)	0.2
Balance, as of June 30, 2013	$9.2	$(1.4)	$(19.4)	$(43.5)	$(55.1)

BIOGEN IDEC INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

The following table summarizes the amounts reclassified from accumulated other comprehensive income:

(In millions)	Income Statement Location	Amounts Reclassified from Accumulated Other Comprehensive Income
		For the Three Months Ended June 30,		For the Six Months Ended June 30,
		2014	2013	2014	2013
Gains (losses) on securities available for sale	Other income (expense)	$10.1	$—	$10.2	$4.3
	Income tax benefit (expense)	(3.6)	—	(3.6)	(1.5)

Gains (losses) on foreign currency forward contracts	Revenues	(5.3)	0.1	(10.0)	1.2
	Income tax benefit (expense)	(0.5)	(0.2)	(0.1)	(0.3)

Total reclassifications, net of tax		$0.7	$(0.1)	$(3.5)	$3.7

12.	Earnings per Share
Basic and diluted earnings per share are calculated as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In millions)	2014	2013	2014	2013
Numerator:
Net income attributable to Biogen Idec Inc.	$714.5	$490.7	$1,194.5	$917.4
Denominator:
Weighted average number of common shares outstanding	236.7	237.5	236.7	237.2
Effect of dilutive securities:
Stock options and employee stock purchase plan	0.1	0.3	0.1	0.4
Time-vested restricted stock units	0.4	0.6	0.5	0.7
Market stock units	0.2	0.3	0.3	0.3
Dilutive potential common shares	0.7	1.2	0.9	1.4
Shares used in calculating diluted earnings per share	237.4	238.7	237.6	238.5
Amounts excluded from the calculation of net income per diluted share because their effects were anti-dilutive were insignificant.

BIOGEN IDEC INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

13.	Share-based Payments
Share-based Compensation Expense
The following table summarizes share-based compensation expense included within our condensed consolidated statements of income:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In millions)	2014	2013	2014	2013
Research and development	$24.5	$23.7	$53.9	$48.9
Selling, general and administrative	33.6	45.4	80.8	79.7
Subtotal	58.1	69.1	134.7	128.6
Capitalized share-based compensation costs	(2.6)	(2.7)	(5.2)	(5.0)
Share-based compensation expense included in total cost and expenses	55.5	66.4	129.5	123.6
Income tax effect	(16.5)	(20.3)	(38.8)	(36.9)
Share-based compensation expense included in net income attributable to Biogen Idec Inc.	$39.0	$46.1	$90.7	$86.7
The following table summarizes share-based compensation expense associated with each of our share-based compensation programs:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In millions)	2014	2013	2014	2013
Stock options	$—	$0.1	$—	$0.4
Market stock units	8.2	6.6	23.1	15.1
Time-vested restricted stock units	29.2	24.8	58.4	51.9
Cash settled performance units	14.0	35.8	35.4	56.2
Performance units	4.0	—	10.3	—
Employee stock purchase plan	2.7	1.8	7.5	5.0
Subtotal	58.1	69.1	134.7	128.6
Capitalized share-based compensation costs	(2.6)	(2.7)	(5.2)	(5.0)
Share-based compensation expense included in total cost and expenses	$55.5	$66.4	$129.5	$123.6
Grants Under Share-based Compensation Plans
The following table summarizes our equity grants to employees, officers and directors under our current stock plans:

	For the Six Months Ended June 30,
	2014	2013
Market stock units	222,000	257,000
Cash settled performance shares	180,000	271,000
Performance units	50,000	—
Time-vested restricted stock units	418,000	680,000
The market stock units (MSUs) granted during the six months ended June 30, 2014 primarily vest in three equal annual increments beginning on the anniversary of the grant date. For these grants, the performance multiplier is derived based on the stock price growth rate between the 30 calendar day average closing stock price on the grant date and the 30 calendar day average closing stock price leading up to and including each of the three vesting dates. These awards may ultimately earn between 0% and 200% of the target number of units granted based on actual stock performance. Any performance multiplier less than 50% results in no shares being earned for that respective tranche.

BIOGEN IDEC INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

During the first quarter of 2014, we began granting awards for performance-vested restricted stock units (PUs), which can be settled in cash or shares of our common stock at the sole discretion of the Compensation and Management Development Committee of the Board of Directors. PUs awarded to employees vest in three equal annual increments beginning on the anniversary of the grant date. The number of PUs granted represents the target number of units that are eligible to be earned based on the attainment of certain performance measures established at the beginning of the performance period, which ends on December 31st of each year. Participants may ultimately earn between 0% and 200% of the target number of units granted based on the degree of actual performance metric achievement, with no units being earned if the performance multiplier is below 50%. Accordingly, additional PUs may be issued or currently outstanding PUs may be cancelled upon final determination of the number of units earned. Settlement of PUs is based on the 30 calendar day average closing stock price through each vesting date once the actual vested and earned number of units is known.
In addition, for the six months ended June 30, 2014, approximately 112,000 shares were issued under our employee stock purchase plan (ESPP) compared to approximately 160,000 shares issued in the prior year comparative period.

14.	Income Taxes
For the three and six months ended June 30, 2014, our effective tax rate was 27.0% and 26.9% respectively, as compared to 24.4% and 19.6%, respectively, in the prior year comparative periods.
A reconciliation between the U.S. federal statutory tax rate and our effective tax rate is summarized as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Statutory rate	35.0%	35.0%	35.0%	35.0%
State taxes	1.1	1.9	1.1	4.4
Taxes on foreign earnings	(8.7)	(7.2)	(8.5)	(8.4)
Credits and net operating loss utilization	(0.7)	(3.5)	(0.9)	(3.4)
Purchased intangible assets	1.2	1.8	1.3	1.5
Manufacturing deduction	(1.7)	(2.4)	(1.8)	(11.1)
Other permanent items	0.4	(1.0)	0.4	1.8
Other	0.4	(0.2)	0.3	(0.2)
Effective tax rate	27.0%	24.4%	26.9%	19.6%
For the three and six months ended June 30, 2014, compared to the same periods in 2013, the increase in our income tax rate was primarily the result of a 2013 change in our uncertain tax position related to our U.S. federal manufacturing deduction and our unconsolidated joint business described below, the reinstatement for 2013 of the federal research and development tax credit which is now expired and lower current year expenses eligible for the orphan drug credit, partially offset by a higher percentage of our 2014 income being earned outside the U.S.
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

BIOGEN IDEC INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

Federal Uncertain Tax Positions
During 2013, we received updated technical guidance from the IRS concerning the calculation of our U.S. federal manufacturing deduction and overall tax classification of our unconsolidated joint business for the current and prior year filings. Based on this guidance we reevaluated the level of our unrecognized benefits related to uncertain tax positions, and recorded a $49.8 million income tax benefit. This benefit was for a previously unrecognized position and related to years 2005 through 2012. We recorded an offsetting expense of $10.3 million for non-income based state taxes, which was recorded in other income (expense) within our condensed consolidated statements of income.
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

15.	Other Consolidated Financial Statement Detail
Other Income (Expense), Net
Components of other income (expense), net, are summarized as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In millions)	2014	2013	2014	2013
Interest income	$2.4	$0.9	$5.1	$5.2
Interest expense	(7.1)	(7.3)	(14.7)	(18.9)
Impairments of investments	—	(1.4)	—	(1.7)
Gain (loss) on investments, net	13.6	5.7	16.6	10.1
Foreign exchange gains (losses), net	(1.4)	(5.3)	(4.7)	(7.9)
Other, net	(2.6)	(3.0)	(3.0)	(11.7)
Total other income (expense), net	$4.9	$(10.4)	$(0.7)	$(24.9)
Accrued Expenses and Other
Accrued expenses and other consists of the following:

(In millions)	As of June 30, 2014	As of December 31, 2013
Revenue-related rebates	$321.1	$264.9
Employee compensation and benefits	274.1	343.4
Royalties and licensing fees	190.0	160.7
Current portion of contingent consideration obligations	185.7	29.0
Deferred revenue	145.0	172.7
Clinical development expenses	62.5	55.2
Collaboration expenses	37.7	18.7
Construction in progress accrual	15.7	25.0
Other	263.7	285.6
Total accrued expenses and other	$1,495.5	$1,355.2

BIOGEN IDEC INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

Other Long-Term Liabilities
Other long-term liabilities includes long-term taxes payable totaling approximately $198.5 million.

16.	Investments in Variable Interest Entities
Consolidated Variable Interest Entities
Our condensed consolidated financial statements include the financial results of variable interest entities in which we are the primary beneficiary.
Neurimmune SubOne AG
In 2007, we entered into a collaboration agreement with Neurimmune SubOne AG (Neurimmune), a subsidiary of Neurimmune AG, for the development and commercialization of antibodies for the treatment of Alzheimer’s disease. Neurimmune conducts research to identify potential therapeutic antibodies and we are responsible for the development, manufacturing and commercialization of all products. Our anti-amyloid beta antibody, BIIB037 program, for Alzheimer’s disease resulted from this collaboration. Based upon our current development plans, we may pay Neurimmune up to $335.0 million in remaining milestone payments, as well as royalties on sales of any resulting commercial products.
Amounts that are incurred by Neurimmune for research and development expenses in support of the collaboration that we reimburse are reflected in research and development expense in our condensed consolidated statements of income. Future milestone payments will be reflected within our condensed consolidated statements of income as a charge to noncontrolling interest, net of tax, when such milestones are achieved.
For the three and six months ended June 30, 2014, the collaboration incurred development expenses totaling $10.6 million and $21.7 million, respectively, which is reflected as research and development expense within our condensed consolidated statements of income, as compared to $5.7 million and $10.7 million, respectively, in the prior year comparative periods. In addition, for the three months ended June 30, 2014, we recorded a $10.0 million milestone payment in connection with the achievement of certain clinical goals in the Phase 1 trial of our BIIB037 program for Alzheimer’s disease, which is reflected as a charge to noncontrolling interests, net of tax, within our condensed consolidated statements of income.
The assets and liabilities of Neurimmune are not significant to our financial position or results of operations as it is a research and development organization. We have provided no financing to Neurimmune other than contractually required amounts.
Ataxion, Inc.
In February 2014, we paid $1.6 million for preferred stock of Ataxion, Inc. (Ataxion) and entered into an option agreement which gives us the right to purchase all outstanding shares of Ataxion at any time until 30 days after delivery of a Phase 1 clinical trial study report. Ataxion is a discovery-stage biopharmaceutical company developing product candidates focused on a group of orphan genetic disorders referred to as hereditary ataxis. We committed to make additional investments in Ataxion's preferred shares of up to $6.2 million if certain development milestones are achieved. If we exercise our option to purchase the outstanding shares of Ataxion, we could pay additional amounts upon achievement of clinical and commercial milestones.
In the Ataxion relationship, through our fixed price option to purchase the company, purchases of equity and presence on the program advisory committee, we are deemed to be the primary beneficiary of Ataxion, a variable interest entity. Therefore, we consolidate the results of Ataxion. As part of the initial consolidation of Ataxion, we recorded an in-process research and development intangible asset of $3.5 million and assigned that amount to minority interest within our shareholders' equity.
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

BIOGEN IDEC INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

As of June 30, 2014 and December 31, 2013, the total carrying value of our investments in biotechnology companies that we have determined to be variable interest entities, but do not consolidate as we do not have the power to direct their activities, totaled $11.4 million and $5.5 million, respectively. Our maximum exposure to loss related to these variable interest entities is limited to the carrying value of our investments.
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
Eisai Co., Ltd.
On March 4, 2014 we entered into a collaboration with Eisai Co., Ltd. (Eisai) to jointly develop and commercialize two Eisai product candidates for the treatment of Alzheimer’s disease. The agreement also provides Eisai with an option to jointly develop and commercialize two of our candidates for Alzheimer’s disease, the anti-amyloid beta antibody BIIB037 and an anti-tau monoclonal antibody. For additional information related to our candidates for Alzheimer’s disease, please read about our relationship with Neurimmune in Note 16, Investments in Variable Interest Entities to these condensed consolidated financial statements.
The collaboration initially will be centered on the co-development and co-commercialization of Eisai’s two clinical candidates: E2609, a BACE inhibitor, and BAN2401, an anti-amyloid beta antibody. Eisai will serve as the operational and regulatory lead in the co-development of E2609 and BAN2401 and will pursue marketing authorizations for both compounds worldwide. In major markets, such as the U.S. and the E.U., we and Eisai will co-promote the products following marketing approval. Both companies will share overall cost, including research and development expenses and profits will be split between the companies. The agreement excluded commercialization of these candidates in Japan, but included an option for Eisai to receive an additional one-time payment from us in exchange for expanding joint development and commercialization activities to include Japan.
We paid $100.0 million upon closing and recorded approximately $17.7 million reflecting the fair value of the options granted under the agreement, both of which were classified as research and development expense within our condensed consolidated statements of income. During the three months ended June 30, 2014, Eisai exercised its option to expand the joint development and commercialization activities to include Japan and we paid Eisai an additional $35.0 million. We recorded $21.6 million in the second quarter of 2014 as research and development expense within our condensed consolidated statements of income, which represents the difference between the payment made upon exercise of the option and the fair value of that option recorded as research and development expense upon closing of the agreement in the first quarter of 2014. We could pay up to an additional $1.0 billion based on the future achievement of certain development, regulatory and commercial milestones.
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
In January 2014, we amended the agreement and agreed to pay the clinical trial costs up to approximately $45.0 million related to the development of ISIS-SMNRx through studies which Isis will be responsible for performing. We will recognize the $45.0 million as research and development expenses as the trial costs are incurred. We are providing input on the clinical trial design and regulatory strategy for the development of ISIS-SMNRx. We have an option to license ISIS-SMNRx following completion and data review of the first successful Phase 2/3 trial or completion of both Phase 2/3 trials.
Samsung Bioepis
In February 2012, we entered into a joint venture agreement with Samsung BioLogics Co. Ltd. (Samsung Biologics), establishing an entity, Samsung Bioepis, to develop, manufacture and market biosimilar pharmaceuticals. Under the terms of the joint venture agreement, Samsung Biologics agreed to contribute 280.5 billion South Korean won (approximately $250.0 million) for an 85 percent stake in Samsung Bioepis and we agreed to contribute approximately 49.5 billion South Korean won (approximately $45.0 million) for a 15 percent ownership interest. Our investment is limited to this contribution as we have no obligation to provide any additional funding. As of June 30, 2014, our ownership interest decreased to approximately 12% as Samsung Bioepis secured additional equity financing from Samsung Biologics and we did not participate in such financing. We maintain an option to purchase additional stock in Samsung Bioepis that would allow us to increase our ownership percentage up to 49.9 percent. The exercise of this option is within our control and is based on paying for 49.9 percent of the total investment made to Samsung Bioepis in excess of what we have already contributed, plus interest.
On December 17, 2013, pursuant to our rights under the joint venture agreement with Samsung Biologics, we entered into an agreement with Samsung Bioepis to commercialize anti-TNF biosimilar product candidates in Europe. Under the terms of this agreement, we paid $36.0 million, which was recorded as a research and development expense within our condensed consolidated statements of income as the programs they relate to had not achieved regulatory approval. Samsung Bioepis is eligible to receive an additional $85.0 million in additional milestones related to clinical development and regulatory approval of the product candidates. Upon commercialization, there will be a 50 percent profit share with Samsung Bioepis.
As of June 30, 2014 and December 31, 2013, the carrying value of our investment in Samsung Bioepis totaled 15.6 billion and 25.2 billion South Korean won (approximately $14.6 million and $23.9 million), respectively, which is classified as a component of investments and other assets within our condensed consolidated balance sheets. We recognize our share of the results of operations related to our investment in Samsung Bioepis one quarter in arrears when the results of the entity become available, which is reflected as equity in loss of investee, net of tax within our condensed consolidated statements of income. During the three and six months ended June 30, 2014, we recognized a loss on our investment of $1.9 million and $9.5 million, respectively, as compared to $2.3 million and $6.1 million, respectively, in the prior year comparative periods.
Simultaneous with the formation of Samsung Bioepis, we also entered into a license agreement, a technical development services agreement and a manufacturing agreement with Samsung Bioepis. For the three and six months ended June 30, 2014, we recognized $12.3 million and $36.5 million, respectively, in other revenues in relation to these services, as compared to $7.4 million and $14.2 million, respectively, in the prior year comparative periods, which is reflected as a component of other revenues within our condensed consolidated statement of income.
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
On December 23, 2011, we filed an appeal in the Regional Administrative Tribunal of Lazio (Il Tribunale Amministrativo Regionale per il Lazio) in Rome against AIFA, seeking a ruling that the reimbursement limit in the Price Resolution should apply as written to only "the first 24 months" of TYSABRI sales, which ended in February 2009. The final determination of the appeal is still pending and AIFA and Biogen Idec Italia SRL are in discussions about a resolution of the period from mid-February 2009 through January 2013. On November 21, 2012, the tribunal ruled that the reimbursement limit would not automatically renew.
On June 10, 2014, AIFA approved a resolution, effective for a 24-month term beginning on June 19, 2014, setting the price for TYSABRI in Italy for this 24-month term. The resolution also eliminates the reimbursement limit from February 2013 going forward.
Average Manufacturer Price Litigation
On September 6, 2011, we and several other pharmaceutical companies were served with a complaint originally filed under seal on October 28, 2008 in the United States District Court for the Eastern District of Pennsylvania by Ronald Streck (the relator) on behalf of himself and the United States, and the states of New Jersey, California, Rhode Island, Michigan, Montana, Wisconsin, Massachusetts, Tennessee, Oklahoma, Texas, Indiana, New Hampshire, North Carolina, Florida, Georgia, New Mexico, Illinois, New York, Virginia, Delaware, Hawaii, Louisiana, Connecticut, and Nevada (collectively, the States), and the District of Columbia, alleging violations of the False Claims Act, 31 U.S.C. § 3729 et seq. and state and District of Columbia statutory counterparts. The United States and the States have declined to intervene, and the District of Columbia has not intervened. The complaint as amended alleges that Biogen Idec and other defendants underreport Average Manufacturer Price (AMP) information to the Centers for Medicare and Medicaid Services, thereby causing Biogen Idec and the other defendants to underpay rebates under the Medicaid Drug Rebate Program. The relator alleges that the underreporting has occurred because Biogen Idec and other defendants improperly consider various payments that they make to drug wholesalers to be discounts under applicable federal law. The court has dismissed certain claims and a trial has been set for May 2015 on the remaining claims. We have not formed an opinion that an unfavorable outcome under the remaining claims is either “probable” or “remote,” and are unable at this stage of the litigation to form an opinion as to the magnitude or range of any potential loss. We believe that we have good and valid defenses and intend to vigorously defend against the allegations.

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

	Cumulative Sales Level
Prior 12 Month Sales	$1.0B	$2.0B	$3.0B	Each additional $1.0B up to $20.0B
	Payment Amounts (In Millions)
< $500 million	$—	$—	$—	$—
$500 million - $1.0 billion	25.0	50.0	50.0	50.0
$1.0 billion - $1.5 billion	50.0	100.0	100.0	100.0
$1.5 billion - $2.0 billion	—	150.0	150.0	150.0
$2.0 billion - $2.5 billion	—	200.0	200.0	200.0
$2.5 billion - $3.0 billion	—	—	250.0	250.0
> $3.0 billion	—	—	—	300.0
These payments will be accounted for as an increase to goodwill as incurred, in accordance with the accounting standard applicable to business combinations when we acquired Fumapharm. Any portion of the payment which is tax deductible will be recorded as a reduction to goodwill. Payments are due within 60 days following the end of the quarter in which the applicable cumulative sales level has been reached. During the six months ended June 30, 2014, we paid a $25.0 million contingent payment as we reached the $1.0 billion cumulative sales level related to the Fumapharm Products in 2013 and accrued a $150.0 million contingent payment as we reached the $2.0 billion cumulative sales level related to Fumapharm Products in the second quarter of 2014. For additional information, please read the subsection entitled “Contractual Obligations and Off-Balance Sheet Arrangements – Contingent Consideration related to Business Combinations” of the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included within this report.

20.	Segment Information
We operate as one operating segment, which is the business of discovering, developing, manufacturing and marketing therapies for the treatment of neurodegenerative diseases, hematologic conditions and autoimmune disorders and, therefore, our chief operating decision-maker manages the operations of our company as a single operating segment.

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
Executive Summary
Introduction
Biogen Idec is a global biotechnology company focused on discovering, developing, manufacturing and marketing therapies for the treatment of neurodegenerative diseases, hematologic conditions and autoimmune disorders. We also collaborate on the development and commercialization of RITUXAN for the treatment of non-Hodgkin's lymphoma, chronic lymphocytic leukemia and other conditions and share profits and losses for GAZYVA for the treatment of chronic lymphocytic leukemia.
In the near term, our revenues are dependent upon continued sales of our principal products, AVONEX, TECFIDERA, TYSABRI and RITUXAN. Although we have developed and continue to develop additional products for commercial introduction, including ALPROLIX for hemophilia B and ELOCTATE for hemophilia A, we may be substantially dependent on sales from our principal products for many years. In the longer term, our revenue growth will be dependent upon the successful clinical development, regulatory approval and launch of new commercial products, our ability to obtain and maintain patents and other rights related to our marketed products and assets originating from our research and development efforts, and successful execution of external business development opportunities. As part of our ongoing research and development efforts, we have devoted significant resources to conducting clinical studies to advance the development of new pharmaceutical products and to explore the utility of our existing products in treating disorders beyond those currently approved in their labels.
Financial Highlights
The following table is a summary of financial results achieved:

	For the Three Months Ended June 30,
(In millions, except per share amounts and percentages)	2014 (1) (2)	2013	Change %
Total revenues	$2,421.5	$1,723.5	40.5%
Income from operations	$988.7	$662.5	49.2%
Net income attributable to Biogen Idec Inc.	$714.5	$490.7	45.6%
Diluted earnings per share attributable to Biogen Idec Inc.	$3.01	$2.06	46.4%

(1)
Total revenues for the three months ended June 30, 2014, includes $10.4 million of net revenues related to sales of ALPROLIX for the treatment of hemophilia B, which was approved for marketing in the U.S. and Canada in March 2014, Australia in May 2014 and Japan in June 2014. Commercial sales in the U.S. commenced in the second quarter of 2014.

(2)
Total revenues for the three months ended June 30, 2014, includes $53.5 million of previously deferred revenue recognized in Italy as AIFA approved a resolution that included the elimination of the reimbursement limit applicable to TYSABRI sales from February 2013 going forward.

As described below under “Results of Operations,” our operating results for the three months ended June 30, 2014 reflect the following:

•	Worldwide AVONEX revenues totaled $773.8 million in the second quarter of 2014, representing a decrease of 0.1% over the same period in 2013.

•	Worldwide TYSABRI revenues totaled $533.4 million in the second quarter of 2014, representing an increase of 37.9% over the same period in 2013.

•	Worldwide TECFIDERA revenues totaled $700.4 million in the second quarter of 2014, representing an increase of 264.6% over the same period in 2013.

•	Worldwide ALPROLIX revenues totaled $10.4 million in the second quarter of 2014, which were all derived from the U.S.

•	Our share of RITUXAN and GAZYVA operating profits totaled $303.3 million in the second quarter of 2014, representing an increase of 5.0% over the same period in 2013.

•
Total cost and expenses increased 34.7% in the second quarter of 2014, compared to the same period in 2013. This increase resulted from a 42.1% increase in the amortization of acquired intangible assets, a 36.6% increase in research and development expense, a 33.8% increase in selling, general and administrative expense and a 26.5% increase in cost of sales.

The increase in amortization of acquired intangibles is the result of our acquisition of the TYSABRI rights from Elan and higher amortization on our AVONEX intangible asset. The increase in research and development expense is primarily attributable to upfront and milestone payments made to Eisai Co., Ltd. (Eisai) and Isis Pharmaceuticals, Inc. (Isis), respectively. Higher selling, general and administrative expense resulted from increased costs incurred in connection with our product launches of TECFIDERA in the E.U. and ALPROLIX and ELOCTATE in the U.S. The increase in cost of sales is primarily driven by higher unit sales volume, our product launches of TECFIDERA and ALPROLIX and higher contingent payments due to Elan.
We generated $1,095.2 million of net cash flows from operations for the six months ended June 30, 2014, which were primarily driven by earnings offset by an increase in working capital. Cash, cash equivalents and marketable securities totaled approximately $2,583.9 million as of June 30, 2014.
Business Environment
We conduct our business within the biopharmaceutical industry, which is highly competitive. Many of our competitors are working to develop or have commercialized products similar to those we market or are developing. In addition, the commercialization of certain of our own approved MS products and pipeline product candidates may negatively impact future sales of AVONEX, TYSABRI, TECFIDERA or all three. Our products may also face increased competitive pressures from the emergence of biosimilars, gene therapies, generic versions or related prodrug derivatives.
Global economic conditions continue to present challenges for our industry. Governments in some international markets where we operate have implemented austerity measures to constrain the overall level of government expenditures. These measures, which include efforts aimed at reforming health care coverage and reducing health care costs, particularly in certain countries in Europe, continue to exert pressure on product pricing, have delayed reimbursement for some our products, and in some countries, has negatively impacted our revenues and results of operations. In the U.S., federal and state legislatures, health agencies and third-party payors continue to focus on containing the cost of health care. Legislative and regulatory proposals and enactments to reform health care insurance programs could significantly influence the manner in which our products are prescribed and purchased. It is possible that additional health care reform measures will be adopted in the future, including as a result of ongoing discussions to reduce the U.S. federal budget deficit to address government finances, any of which could result in increased pricing pressure and reduced reimbursement for our products and otherwise have an adverse impact on our financial position or results of operations. For additional information about certain risks that could negatively impact our financial position or future results of operations, please read the “Risk Factors” section of this report.
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
ALPROLIX
In March 2014, the U.S. Food and Drug Administration (FDA) approved the use of ALPROLIX for the control and prevention of bleeding episodes, perioperative (surgical) management and routine prophylaxis in adults and children with hemophilia B. ALPROLIX was also approved for the treatment of hemophilia B in Canada in March 2014, Australia in May 2014 and Japan in June 2014.
PLEGRIDY
In March 2014, we announced that the FDA extended the initial Prescription Drug User Fee Act (PDUFA) date for its review of our application for PLEGRIDY by three months, which is a standard extension period.
In July 2014, the EC granted marketing authorization for PLEGRIDY as a treatment for adults with relapsing-remitting multiple sclerosis (RRMS).
ELOCTATE
In June 2014, the FDA approved the use of ELOCTATE for the control and prevention of bleeding episodes, perioperative (surgical) management and routine prophylaxis in adults and children with hemophilia A. ELOCTATE was also approved for the treatment of hemophilia A in Australia in June 2014.
Daclizumab High Yield Process (HYP)
In June 2014, we announced positive top-line results from the Phase 3 DECIDE clinical trial, which investigated Daclizumab HYP as a potential once-monthly, subcutaneous treatment for relapsing-remitting MS. Results showed that Daclizumab HYP was superior on the study's primary endpoint, demonstrating a statistically significant reduction in annualized relapse rates when compared to interferon beta-1a (AVONEX).
We collaborate with AbbVie Biotherapeutics, Inc. on the development and commercialization of Daclizumab HYP. For information about this collaboration, please read Note 20, Collaborative and Other Relationships to our consolidated financial statements included within our 2013 Form 10-K.
Results of Operations
Revenues
Revenues are summarized as follows:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
(In millions, except percentages)	2014		2013		2014		2013
Product revenues:
United States	$1,343.3	55.5%	$887.6	51.5%	$2,513.5	55.2%	$1,492.5	47.6%
Rest of world	713.0	29.4%	498.3	28.9%	1,285.6	28.2%	989.2	31.5%
Total product revenues	2,056.3	84.9%	1,385.9	80.4%	3,799.1	83.5%	2,481.7	79.1%
Unconsolidated joint business	303.3	12.5%	288.8	16.8%	600.2	13.2%	553.4	17.6%
Other revenues	61.9	2.6%	48.8	2.8%	151.9	3.3%	103.5	3.3%
Total revenues	$2,421.5	100.0%	$1,723.5	100.0%	$4,551.2	100.0%	$3,138.6	100.0%

Product Revenues
Product revenues are summarized as follows:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
(In millions, except percentages)	2014		2013		2014		2013
AVONEX	$773.8	37.6%	$774.4	55.9%	$1,535.3	40.4%	$1,520.5	61.3%
TYSABRI	533.4	25.9%	386.8	27.9%	974.4	25.6%	699.0	28.2%
TECFIDERA	700.4	34.1%	192.1	13.9%	1,206.1	31.7%	192.1	7.7%
ALPROLIX	10.4	0.5%	—	—%	10.4	0.3%	—	—%
Other product revenues	38.3	1.9%	32.6	2.4%	72.9	1.9%	70.1	2.8%
Total product revenues	$2,056.3	100.0%	$1,385.9	100.0%	$3,799.1	100.0%	$2,481.7	100.0%
AVONEX
Revenues from AVONEX are summarized as follows:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
(In millions, except percentages)	2014	2013	Change %	2014	2013	Change %
United States	$497.7	$479.4	3.8%	$973.8	$970.9	0.3%
Rest of world	276.1	295.0	(6.4)%	561.5	549.6	2.2%
Total AVONEX revenues	$773.8	$774.4	(0.1)%	$1,535.3	$1,520.5	1.0%
For the three and six months ended June 30, 2014, compared to the same periods in 2013, the increase in U.S. AVONEX revenues was primarily due to price increases, partially offset by decreases in unit sales volume of 12% and 14%, respectively, which were due in part to patients transitioning to oral therapies including TECFIDERA.
For the three months ended June 30, 2014, compared to the same period in 2013, the decrease in rest of world AVONEX revenues primarily was due to decreased demand in Europe and the Emerging Markets region and pricing reductions in some countries, partially offset by a favorable net price in Germany due to a lower mandatory rebate. The decreased unit demand in Europe was primarily attributable to patients transitioning to oral therapies including TECFIDERA and the decreased unit demand in the Emerging Markets region was primarily related to the timing of shipments in Brazil, a tender market, which occurred in the first quarter of 2014 but in the second quarter of 2013. For the six months ended June 30, 2014, compared to the same period in 2013, the increase in rest of world AVONEX revenues was primarily due to increased unit demand in the Emerging Markets region and a favorable net price in Germany due to a lower mandatory rebate, partially offset by decreased unit demand in Europe primarily attributable to patients transitioning to oral therapies including TECFIDERA and pricing reductions in some countries. Rest of world AVONEX revenue for the three and six months ended June 30, 2014, compared to the same periods in 2013, also reflects the positive impact of foreign currency exchange rates, offset by losses recognized in relation to the settlement of certain cash flow hedge instruments under our foreign currency hedging program.
We expect AVONEX to continue facing increased competition in the MS marketplace in both the U.S. and rest of world. We and a number of other companies have commercialized or are working to develop additional treatments for MS, including oral and other alternative formulations that may compete with AVONEX. The launch and growth of TECFIDERA and the commercialization of certain of our own potential products, such as PLEGRIDY, may also negatively impact future sales of AVONEX. Increased competition also may lead to reduced unit sales of AVONEX, as well as increasing price pressures.

TYSABRI
Revenues from TYSABRI are summarized as follows:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
(In millions, except percentages)	2014	2013	Change %	2014	2013	Change %
United States	$249.9	$217.9	14.7%	$484.2	$331.3	46.2%
Rest of world	283.5	168.9	67.9%	490.2	367.7	33.3%
Total TYSABRI revenues	$533.4	$386.8	37.9%	$974.4	$699.0	39.4%
For the three months ended June 30, 2014, compared to the same period in 2013, the increase in U.S. TYSABRI revenues was primarily due to price increases and a 4% increase in unit sales volume. The increase in unit sales volume was primarily attributable to changes in the inventory levels at our distributor in the first quarter of 2013 in anticipation of our acquisition of TYSABRI rights from Elan (which occurred in April 2013), partially offset by patients transitioning to oral therapies including TECFIDERA.
For the six months ended June 30, 2014, compared to the same period in 2013, the increase in U.S. TYSABRI revenues was primarily due to our recognition, starting in April 2013, of 100% of net revenues on TYSABRI in-market sales due to our acquisition of the remaining TYSABRI rights from Elan and price increases, partially offset by a 10% decrease in unit sales volume. Based on data reported by Elan for 2013 and our sales to third party customers, total U.S. TYSABRI in-market sales were $484.2 million and $475.3 million for the six months ended June 30, 2014 and 2013, respectively. The increase in U.S. TYSABRI in-market sales for the six months ended June 30, 2014, compared to the prior year comparative period, was primarily due to price increases, partially offset by patients transitioning to oral therapies including TECFIDERA.
For the three and six months ended June 30, 2014, compared to the same periods in 2013, the increase in rest of world TYSABRI revenues was primarily due to the recognition of $53.5 million of revenue previously deferred in Italy relating to the pricing agreement with AIFA as discussed below, a favorable net price in Germany as the mandatory rebate percentage was reduced, volume increases primarily in Europe and a reduction to revenue of EUR15.4 million that was recorded in the prior year relating to sales in Italy, partially offset by pricing reductions in some countries. Rest of world TYSABRI revenue for the three and six months ended June 30, 2014, compared to the same periods in 2013, also reflects the positive impact of foreign currency exchange rates, partially offset by losses recognized in relation to the settlement of certain cash flow hedge instruments under our foreign currency hedging program.
For information relating to our agreement with AIFA relating to sales of TYSABRI in Italy, please read Note 2, Accounts Receivable to our condensed consolidated financial statements included in this report. As described in Note 2, in June 2014, AIFA approved a resolution, effective for a 24 month term, setting the price for TYSABRI in Italy. The resolution also eliminated the reimbursement limit from February 2013 going forward. As a result, we recognized $53.5 million of TYSABRI revenues related to the periods beginning February 2013 that were previously deferred.
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

TECFIDERA
Revenues from TECFIDERA are summarized as follows:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
(In millions, except percentages)	2014	2013	Change %	2014	2013	Change %
United States	$585.3	$190.3	207.6%	$1,045.1	$190.3	449.2%
Rest of world	115.1	1.8	**	161.0	1.8	**
Total TECFIDERA revenues	$700.4	$192.1	264.6%	$1,206.1	$192.1	527.9%
In February 2014, the EC approved the use of TECFIDERA in the E.U. Commercial sales in Germany commenced in the first quarter of 2014. During 2013, we received marketing approval for TECFIDERA in the U.S., Canada and Australia. U.S. sales began in April 2013. For the three and six months ended June 30, 2014, compared to the same periods in 2013, the increase in U.S. TECFIDERA revenues was due to increases in unit sales volume and price increases.
We have a relatively limited product history for TECFIDERA. Therefore, it remains difficult to estimate trends of future product sales of TECFIDERA and the resulting impact on sales and market share of our other therapies and other competing MS therapies.
ALPROLIX
Revenues from ALPROLIX are summarized as follows:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
(In millions, except percentages)	2014	2013	Change %	2014	2013	Change %
United States	$10.4	$—	**	$10.4	$—	**
Rest of world	—	—	**	—	—	**
Total ALPROLIX revenues	$10.4	$—	**	$10.4	$—	**
In March 2014, the FDA approved the use of ALPROLIX for the control and prevention of bleeding episodes, perioperative management and routine prophylaxis in adults and children with hemophilia B. ALPROLIX was also approved for the treatment of hemophilia B in Canada in March 2014, Australia in May 2014 and Japan in June 2014. Commercial sales in the U.S. commenced in the second quarter of 2014.
Other Product Revenues
Other product revenues are summarized as follows:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
(In millions, except percentages)	2014	2013	Change %	2014	2013	Change %
FAMPYRA	$22.3	$16.8	32.7%	$41.3	$40.0	3.3%
FUMADERM	16.0	15.8	1.3%	31.6	30.1	5.0%
Total other product revenues	$38.3	$32.6	17.5%	$72.9	$70.1	4.0%
We have a license from Acorda Therapeutics, Inc. (Acorda) to develop and commercialize FAMPYRA in all markets outside the U.S. For information about our relationship with Acorda, please read Note 20, Collaborative and Other Relationships to our consolidated financial statements included within our 2013 Form 10-K.
For the three months ended June 30, 2014, compared to the same period in 2013, the increase in FAMPYRA revenue was primarily due to increased demand. For the six months ended June 30, 2014, compared to the same period in 2013, the increase in FAMPYRA revenue was primarily due to increased demand, partially offset by the recognition of deferred revenue in the prior year comparative period. FAMPYRA revenues for the six months ended June 30, 2013 included the recognition of revenues previously deferred in Germany as a result of finalizing a contract that included the final negotiated fixed price, which was higher than the lowest point of the initial range cited by the German pricing authority.

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
Revenues from unconsolidated joint business are summarized as follows:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
(In millions, except percentages)	2014	2013	Change %	2014	2013	Change %
Biogen Idec's share of profits in the U.S. for RITUXAN and GAZYVA (1)	$284.7	$269.7	5.6%	$558.0	$551.1	1.3%
Reimbursement of selling and development expenses in the U.S. for RITUXAN	0.7	0.8	(12.5)%	2.1	1.3	61.5%
Revenue on sales in the rest of world for RITUXAN	17.9	18.3	(2.2)%	40.1	1.0	**
Total unconsolidated joint business revenues	$303.3	$288.8	5.0%	$600.2	$553.4	8.5%
(1) GAZYVA was approved by the FDA in November 2013.
Although we were not a party to the arbitration, we reduced our share of RITUXAN revenues from unconsolidated joint business by $41.5 million during the first quarter of 2013 to reflect our share of the royalties and interest awarded to Hoechst in its arbitration with Genentech as described in Note 21, Litigation to our consolidated financial statements included within our 2013 Form 10-K, of which revenue on sales in the rest of world for RITUXAN was reduced by $37.6 million and pre-tax profits in the U.S. were reduced by $3.9 million.
Biogen Idec’s Share of Pre-tax Profits in the U.S. for RITUXAN and GAZYVA
The following table provides a summary of amounts comprising our share of pre-tax profits on RITUXAN and GAZYVA in the U.S.:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
(In millions, except percentages)	2014	2013	Change %	2014	2013	Change %
Product revenues, net	$891.0	$810.7	9.9%	$1,767.2	$1,675.3	5.5%
Cost and expenses	182.0	136.4	33.4%	366.4	285.1	28.5%
Pre-tax profits in the U.S. for RITUXAN and GAZYVA	709.0	674.3	5.1%	1,400.8	1,390.2	0.8%
Biogen Idec's share of pre-tax profits in the U.S. for RITUXAN and GAZYVA	$284.7	$269.7	5.6%	$558.0	$551.1	1.3%
For the three months ended June 30, 2014, compared to the same period in 2013, the increase in U.S. product revenues was primarily due to price increases and a 4% increase in commercial demand. For the six months ended June 30, 2014, compared to the same period in 2013, the increase in U.S. product revenues was primarily due to price increases.
Collaboration costs and expenses for the three and six months ended June 30, 2014, compared to the same periods in 2013, increased primarily due to GAZYVA sales and marketing and research and development expenses. Upon the first marketing approval of GAZYVA by the FDA, we began recognizing all activity, including sales and marketing and research and development expenses related to the GAZYVA program in unconsolidated joint business within our condensed consolidated statements of income. Prior to its first regulatory approval, we recognized our share of GAZYVA development and commercialization expenses as research and development expense and selling, general and administrative expense, respectively, within our condensed consolidated statements of income.

Revenue on Sales in the Rest of World for RITUXAN
Revenue on sales in the rest of world for RITUXAN consists of our share of pre-tax co-promotion profits on RITUXAN in Canada and royalty revenue on sales outside the U.S. and Canada. For the three months ended June 30, 2014, compared to the same period in 2013, revenue on sales in the rest of world for RITUXAN decreased due to the expiration of royalties in the prior year. For the six months ended June 30, 2014 compared to the same period in 2013, revenue on sales in the rest of world for RITUXAN increased primarily due to the prior year recognition of a $37.6 million charge for damages and interest awarded to Hoechst, as discussed above.
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
Other Revenues
Other revenues are summarized as follows:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
(In millions, except percentages)	2014	2013	Change %	2014	2013	Change %
Royalty revenues	$40.4	$38.1	6.0%	$78.2	$70.9	10.3%
Corporate partner revenues	21.5	10.7	100.9%	73.7	32.6	126.1%
Total other revenues	$61.9	$48.8	26.8%	$151.9	$103.5	46.8%
Royalty Revenues
We receive royalties from net sales on products related to patents that we licensed. Our most significant source of royalty revenue is derived from net worldwide sales of ANGIOMAX, which is licensed to The Medicines Company (TMC). Royalty revenues from the net worldwide sales of ANGIOMAX are recognized in an amount equal to the level of net sales achieved during a calendar year multiplied by the royalty rate in effect for that tier under our agreement with TMC. The royalty rate increases based upon which tier of total net sales are earned in any calendar year. For the three and six months ended June 30, 2014, compared to the same periods in 2013, royalty revenues increased due to an increase in the net worldwide sales of ANGIOMAX as well as an increase in net sales of certain other licensed products.
We expect U.S. royalty revenues from ANGIOMAX to cease when the term of the U.S. patent covering ANGIOMAX expires on December 15, 2014. As a result, we estimate that in 2015 we will have a decrease of approximately $140.0 million in royalty revenues. For additional information on our U.S. patent that covers ANGIOMAX, please read the subsection entitled “Other Revenues – Royalty Revenues” of the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included within our 2013 Form 10-K.
We also expect declines in royalty revenues from our out-licensed patents over the next several years due to changes in the competitive landscape related to one of the underlying technologies we licensed. These changes resulted in an asset impairment charge of $34.7 million recorded in the first quarter of 2014 which has been reflected in amortization of acquired intangible assets within our condensed consolidated statement of income.
Corporate Partner Revenues
Our corporate partner revenues include amounts earned upon delivery of product under contract manufacturing agreements, revenues related to our arrangement with Samsung Bioepis, and supply agreement revenues covering products previously included within our product line that we have sold or exclusively licensed to third parties.
For the three months ended June 30, 2014, compared to the same period in 2013, the increase in corporate partner revenues was primarily due to higher contract manufacturing revenue and increased revenue from our biosimilar arrangements. For the six months ended June 30, 2014, compared to the same period in 2013, the increase in corporate partner revenue was primarily due to higher contract manufacturing revenue and increased revenue from our biosimilar arrangements, partially offset by lower revenue associated with our ZEVALIN supply agreement. An amendment to our ZEVALIN supply agreement in 2013 resulted in the delivery of our remaining ZEVALIN inventory and the recognition of a previously deferred amount during the six months ended June 30, 2013. ZEVALIN is a program we sold in 2007 but have continued to manufacture. As part of the amendment, we have committed to one additional ZEVALIN manufacturing campaign, which we expect to complete in 2014.

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
Reserves for discounts, contractual adjustments and returns that reduced gross product revenues are summarized as follows:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
(In millions, except percentages)	2014	2013	Change %	2014	2013	Change %
Discounts	$84.0	$65.4	28.4%	$160.8	$92.4	74.0%
Contractual adjustments	293.8	201.3	46.0%	584.9	349.5	67.4%
Returns	8.6	7.1	21.1%	20.1	11.0	82.7%
Total allowances	$386.4	$273.8	41.1%	$765.8	$452.9	69.1%
Gross product revenues	$2,442.7	$1,659.6	47.2%	$4,564.8	$2,934.5	55.6%
Percent of gross product revenues	15.8%	16.5%		16.8%	15.4%
During 2014, we reclassified prior year amounts related to our AVONEX co-pay programs from discounts to contractual adjustments. For the three and six months ended June 30, 2013, we reclassified $14.9 million and $22.8 million, respectively.
As a result of our acquisition of TYSABRI rights from Elan, we began recognizing reserves for discounts and allowances for U.S. TYSABRI revenue in the second quarter of 2013. Prior periods included reserves for discounts and allowances for rest of world TYSABRI revenue and worldwide AVONEX revenue. In addition, following our U.S. commercial launch of TECFIDERA in the second quarter of 2013 and E.U. commercial launch of TECFIDERA in the first quarter of 2014, we began recognizing reserves for discounts and allowances related to TECFIDERA revenue. Furthermore, following our commercial launch of ALPROLIX in the second quarter of 2014, we began recognizing reserves for discounts and allowances related to ALPROLIX revenue. Gross product revenues for the six months ended June 30, 2013 include sales of TYSABRI to Elan in the first quarter of 2013 under our collaboration agreement, which did not have any corresponding reserves for discounts and allowances.
Discounts include trade term discounts and wholesaler incentives. For the three and six months ended June 30, 2014, compared to the same periods in 2013, the increase in discounts was primarily driven by the above noted additions of TECFIDERA, U.S. TYSABRI and ALPROLIX amounts.
Contractual adjustments relate to Medicaid and managed care rebates, VA, PHS discounts and other government rebates or applicable allowances. In addition to the above noted additions of TECFIDERA, U.S. TYSABRI and ALPROLIX amounts, for the three and six months ended June 30, 2014, compared to the same periods in 2013, the increase in contractual adjustments was primarily due to an increase in managed care rebates and U.S. governmental rebates and allowances as a result of price increases.
Product return reserves are established for returns made by wholesalers. In accordance with contractual terms, U.S. wholesalers are permitted to return product for reasons such as damaged or expired product. The majority of wholesaler returns are due to product expiration. Reserves for product returns are recorded in the period the related revenue is recognized, resulting in a reduction to product sales. For the three and six months ended June 30, 2014 compared to the same periods in 2013, return reserves increased primarily due to our acquisition of TYSABRI rights, increased return rates for prior year AVONEX shipments, and the start of commercial sales of TECFIDERA, as discussed above.

For additional information related to our reserves, please read Note 5, Reserves for Discounts and Allowances to our consolidated financial statements included within our 2013 Form 10-K.
Cost and Expenses
A summary of total cost and expenses is as follows:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
(In millions, except percentages)	2014	2013	Change %	2014	2013	Change %
Cost of sales, excluding amortization of acquired intangible assets	$291.9	$230.7	26.5%	$571.1	$364.5	56.7%
Research and development	447.3	327.5	36.6%	976.2	611.8	59.6%
Selling, general and administrative	576.6	431.0	33.8%	1,088.3	783.6	38.9%
Amortization of acquired intangible assets	116.8	82.2	42.1%	260.1	133.5	94.8%
Collaboration profit sharing	—	—	**	—	85.4	(100.0)%
(Gain) loss on fair value remeasurement of contingent consideration	4.0	(5.2)	(177.8)%	3.2	(2.9)	(211.6)%
Total cost and expenses	$1,436.6	$1,066.3	34.7%	$2,898.9	$1,975.9	46.7%
Cost of Sales, Excluding Amortization of Acquired Intangible Assets

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
(In millions, except percentages)	2014	2013	Change %	2014	2013	Change %
Product cost of sales	$132.1	$93.0	42.0%	$281.7	$180.9	55.7%
Royalty cost of sales	159.8	137.7	16.0%	289.4	183.6	57.6%
Total cost of sales	$291.9	$230.7	26.5%	$571.1	$364.5	56.7%
For the three and six months ended June 30, 2014, compared to the same periods in 2013, the increase in product cost of sales was driven by higher unit sales volume, our product launches of TECFIDERA and ALPROLIX and our contract manufacturing and biosimilars manufacturing arrangements.
For the three and six months ended June 30, 2014, compared to the same periods in 2013, the increase in royalty cost of sales was primarily driven by our acquisition of TYSABRI rights, partially offset by the expiration of a third party royalty related to AVONEX. Commencing in the second quarter of 2013, we began recording 100% of cost of sales and third party royalties of TYSABRI, which previously were shared with Elan. Our contingent payments due to Elan are also recorded as a component of royalty cost of sales. For additional information on the contingent payments due to Elan, please read Note 2, Acquisitions to our consolidated financial statements included within our 2013 Form 10-K.
Inventory amounts written down related to excess, obsolete, unmarketable, or other inventory totaled $15.1 million and $20.9 million, respectively, for the three and six months ended June 30, 2014, as compared to $7.0 million and $10.8 million, respectively, in the prior year comparative periods.

Research and Development

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
(In millions, except percentages)	2014	2013	Change %	2014	2013	Change %
Marketed products	$93.5	$60.3	55.1%	$172.0	$104.0	65.4%
Late stage programs	27.0	71.9	(62.4)%	76.4	143.6	(46.8)%
Early stage programs	64.1	24.9	157.4%	114.4	50.5	126.5%
Research and discovery	34.8	26.9	29.4%	65.0	50.3	29.2%
Other research and development costs	188.3	138.0	36.4%	371.0	257.4	44.1%
Milestone and upfront expenses	39.6	5.5	620.0%	177.4	6.0	**
Total research and development	$447.3	$327.5	36.6%	$976.2	$611.8	59.6%
Research and development expense incurred in support of our marketed products includes costs associated with product lifecycle management activities including, if applicable, costs associated with the development of new indications for existing products. Late stage programs are programs in Phase 3 development or in registration stage. Early stage programs are programs in Phase 1 or Phase 2 development. Research and discovery represents costs incurred to support our discovery research and translational science efforts. Other research and development costs consist of indirect costs incurred in support of overall research and development activities and non-specific programs, including activities that benefit multiple programs, such as management costs as well as depreciation and other facility-based expenses. For several of our programs, the research and development activities are part of our collaborative and other relationships. Our costs reflect our share of the total costs incurred.
For the three and six months ended June 30, 2014, compared to the same periods in 2013, the increase in research and development expense was primarily related to increase in costs incurred in connection with our marketed products, early stage programs and upfront and milestone expenses, partially offset by a decrease in costs incurred in connection with our late stage programs. The increase in spending associated with marketed products is related to ALPROLIX and ELOCTATE, which were recently approved, and costs associated with TYSABRI, which previously were shared with Elan and now are recorded 100% by us upon our acquisition of the remaining TYSABRI rights from Elan in April 2013. Research and development expense related to our early stage programs increased over the prior year comparative periods primarily due to costs incurred in the advancement of our Anti-LINGO program in multiple sclerosis, the development of ISIS-SMNRx for the treatment of spinal muscular atrophy, our BIIB037 program for Alzheimer’s disease, BAN2401, an anti-amyloid beta antibody related to our collaboration agreement with Eisai and an increase in spending incurred in connection with our development of STX-100 for the treatment of idiopathic pulmonary fibrosis.
The increase in spending associated with milestones and upfront expenses was driven by upfront amounts to Eisai and Sangamo, an option amount exercised by Eisai and milestone amounts to Isis. Research and development expense for the three months ended June 30, 2014 includes a charge of $21.6 million as Eisai exercised its option in the collaboration agreement to expand the joint development and commercialization activities to include Japan and charges of approximately $15.0 million recorded as milestones in relation to our collaboration agreements with Isis. Research and development expense for the six months ended June 30, 2014 includes charges of $117.7 million recorded upon entering into the collaboration agreement with Eisai, $21.6 million as Eisai exercised its option in the collaboration agreement to expand the joint development and commercialization activities to include Japan, $20.0 million related to an upfront payment made to Sangamo upon entering into an exclusive worldwide collaboration and license agreement and $15.0 million recorded as milestones in relation to our collaboration agreements with Isis. For additional information about these transactions, please read Note 17, Collaborative and Other Relationships to our condensed consolidated financial statements included within this report.
The decrease in spending associated with our late stage product candidates was driven by approval of ELOCTATE in the second quarter of 2014, ALPROLIX in the first quarter of 2014 and GAZYVA in the fourth quarter of 2013.
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

Selling, General and Administrative

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
(In millions, except percentages)	2014	2013	Change %	2014	2013	Change %
Selling, general and administrative	$576.6	$431.0	33.8%	$1,088.3	$783.6	38.9%
For the three and six months ended June 30, 2014, compared to the same periods in 2013, the increases in selling, general and administrative expenses were primarily driven by costs associated with developing commercial capabilities for the product launches of TECFIDERA in the E.U. and ALPROLIX and ELOCTATE in the U.S. along with an increase in sales and marketing activities in support of our MS franchise, primarily TECFIDERA. The successful commercialization of new and potential new products requires significant investments, such as sales force build and development, training, marketing, and other related activities. The increases in selling, general, and administrative expense were also driven by an increase in corporate giving.
We remain focused on preparing for multiple potential product launches in the coming years. As discussed above, we continue to invest in commercial capabilities in support of our TECFIDERA program, and we have continued to make investments in the development of commercial capabilities for our hemophilia franchise.
Amortization of Acquired Intangible Assets

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
(In millions, except percentages)	2014	2013	Change %	2014	2013	Change %
Amortization of acquired intangible assets	$116.8	$82.2	42.1%	$260.1	$133.5	94.8%
Our most significant intangible assets relate to our AVONEX and TYSABRI products.
For the three and six months ended June 30, 2014, compared to the same periods in 2013, the change in amortization of acquired intangible assets was primarily driven by our acquisition of the TYSABRI rights from Elan and an increase in the amount of amortization recorded in relation to our AVONEX intangible asset. Also during the six months ended June 30, 2014, we recorded as amortization expense a charge of $34.7 million related to the impairment of one of our out-licensed patents to reflect a change in its estimated fair value. For additional information related to the amortization of acquired intangible assets, please read Note 5, Intangible Assets and Goodwill to our condensed consolidated financial statements included within this report.
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
In-process Research and Development
During the second quarter of 2014, we determined that there were indicators that the value of STX-100 for the treatment of idiopathic pulmonary fibrosis (STX-100 in IPF) intangible asset may have become impaired. The carrying value of STX-100 was $202.6 million as of June 30, 2014. No impairment was determined with respect to STX-100 in IPF after a current fair value assessment, however, the difference between the carrying value and current fair value of STX-100 in IPF has been substantially diminished. If the fair value of STX-100 in IPF becomes impaired as the result of unfavorable safety or efficacy data from any ongoing or future clinical trial or because of any other information regarding the prospects of successfully developing or commercializing STX-100, we would incur a potentially significant charge in the period in which the impairment occurs. The field of developing IPF treatments is highly competitive and characterized by rapid technological advances as two of our competitors filed marketing applications during the second quarter of 2014, seeking approval for potentially competitive treatment regimens. There can be no assurance that we will be able to successfully develop STX-100 in IPF. Changes in the program’s development plan, including the probability of advancing it from stage to stage, may also impact the amount of the contingent consideration liability that we have recorded related to the Stromedix acquisition.

Overall, the value of our acquired in-process research and development assets is dependent upon a number of variables, including estimates of future revenues and the effects of competition, the level of anticipated development costs and the probability and timing of successfully advancing a particular research program from a clinical trial phase to the next. We are continually reevaluating our estimates concerning these variables and evaluating industry data regarding the productivity of clinical research and the development process. Changes in our estimates of items may result in a significant change to our valuation of these assets.
Collaboration Profit Sharing

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
(In millions, except percentages)	2014	2013	Change %	2014	2013	Change %
Collaboration profit sharing	$—	$—	**	$—	$85.4	(100.0)%
Upon our acquisition of TYSABRI rights, our collaboration agreement was terminated, and we no longer record collaboration profit sharing.
(Gain) Loss on Fair Value Remeasurement of Contingent Consideration

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
(In millions, except percentages)	2014	2013	Change %	2014	2013	Change %
(Gain) loss on fair value remeasurement of contingent consideration	$4.0	$(5.2)	(177.8)%	$3.2	$(2.9)	(211.6)%
The consideration for certain of our business combinations includes future payments that are contingent upon the occurrence of a particular factor or factors. For business combinations completed after January 1, 2009, we record an obligation for such contingent consideration payments at its fair value on the acquisition date. We revalue our contingent consideration obligations each reporting period. Changes in the fair value of our contingent consideration obligations, other than changes due to payments, are recognized as a (gain) loss on fair value remeasurement of contingent consideration within our condensed consolidated statements of income. The increase in the loss for the three and six months ended June 30, 2014, compared to the same periods in 2013, was primarily due to changes in the discount rate.
Gain on Sale of Rights

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
(In millions, except percentages)	2014	2013	Change %	2014	2013	Change %
Gain on sale of rights	$3.9	$5.3	(26.7)%	$7.8	$10.4	(25.2)%
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
For the three and six months ended June 30, 2014, compared to the same periods in 2013, we recognized lower payments from the sale of our rights to BENLYSTA resulting from a lower multiple of sales being applied in 2014 as compared to 2013. The remaining payments, which are contingent upon BENLYSTA sales over the period ending September 2014, will be recognized as the payments become due. For additional information related to this transaction, please read Note 3, Gain on Sale of Rights to our consolidated financial statements included within our 2013 Form 10-K.

Other Income (Expense), Net

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
(In millions, except percentages)	2014	2013	Change %	2014	2013	Change %
Other income (expense), net	$4.9	$(10.4)	(146.6)%	$(0.7)	$(24.9)	(97.0)%
For the three months ended June 30, 2014 compared to the same period in 2013, the change in other income (expense), net was due to a gain on sale of investment, an increase in interest income and lower foreign exchange losses. For the six months ended June 30, 2014 compared to the same period in 2013, the change in other income (expense), net was due to a gain on sale of investment, decreased interest expense as we repaid our 6% Senior Notes in March 2013, lower non-income based state taxes, discussed below, and lower foreign exchange losses.
Income Tax Provision

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
(In millions, except percentages)	2014	2013	Change %	2014	2013	Change %
Effective tax rate on pre-tax income	27.0%	24.4%	10.7%	26.9%	19.6%	37.2%
Income tax expense	$268.5	$159.1	68.7%	$446.9	$224.6	98.9%
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
For the three and six months ended June 30, 2014, compared to the same periods in 2013, the increase in our income tax rate was primarily the result of a 2013 change in our uncertain tax position related to our U.S. federal manufacturing deduction and our unconsolidated joint business, described below, the prior year reinstatement of the federal research and development tax credit, which is now expired and lower current year expenses eligible for the orphan drug credit, partially offset by a higher percentage of our 2014 income being earned outside the U.S.
Accounting for Uncertainty in Income Taxes
During 2013, we received updated technical guidance from the IRS concerning the calculation of our U.S. federal manufacturing deduction and overall tax classification of our unconsolidated joint business for the current and prior year filings. Based on this guidance we reevaluated the level of our unrecognized benefits related to uncertain tax positions and recorded a $49.8 million income tax benefit. This benefit was for a previously unrecognized position and related to years 2005 through 2012. We recorded an offsetting expense of $10.3 million for non-income based state taxes, which was recorded in other income (expense) within our condensed consolidated statements of income.
For more information on our income tax rate reconciliation for the three and six months ended June 30, 2014 and 2013, please read Note 14, Income Taxes to our condensed consolidated financial statements included within this report.
Equity in Loss of Investee, Net of Tax

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
(In millions, except percentages)	2014	2013	Change %	2014	2013	Change %
Equity in loss of investee, net of tax	$1.9	$2.3	(15.6)%	$9.5	$6.1	56.4%
In February 2012, we entered into a joint venture agreement with Samsung BioLogics Co. Ltd., establishing an entity, Samsung Bioepis, to develop, manufacture and market biosimilar pharmaceuticals. We account for this investment under the equity method of accounting. We recognize our share of the results of operations related to our investment in Samsung Bioepis one quarter in arrears.

For the three months ended June 30, 2014, compared to the same period in 2013, the decrease in equity in loss of investee, net of tax was due to our recognition of a gain as Samsung Bioepis secured additional equity financing from Samsung Biologics in which we did not participate. This gain was partially offset by the joint venture's increased clinical trial activity. For the six months ended June 30, 2014, compared to the same period in 2013, the increase in equity in loss of investee, net of tax was due to the joint venture's increased clinical trial activity. This activity was partially offset by our recognition of a gain as Samsung Bioepis secured additional equity financing from Samsung Biologics in which we did not participate. For additional information related to this transaction, please read Note 17, Collaborative and Other Relationships to our condensed consolidated financial statements included within this report.
Noncontrolling Interest

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
(In millions, except percentages)	2014	2013	Change %	2014	2013	Change %
Net income (loss) attributable to noncontrolling interests, net of tax	$8.6	$—	**	$8.4	$—	**
For the three months ended June 30, 2014, compared to the same period in 2013, the change in net income (loss) attributable to noncontrolling interests, net of tax, was related to a $10.0 million milestone payment made to Neurimmune, our consolidated variable interest entity. For the six months ended June 30, 2014, compared to the same period in 2013, the change in net income (loss) attributable to noncontrolling interests, net of tax, was related to a $10.0 million milestone payment made to Neurimmune and the consolidation of Ataxion. For additional information about these transactions, please read Note 16, Investments in Variable Interest Entities to our condensed consolidated financial statements included within this report.
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
Pricing Pressure
Governments in some international markets in which we operate, including Germany, France, Italy, the United Kingdom, Portugal and Spain, have implemented measures aimed at reducing healthcare costs to constrain the overall level of government expenditures. These implemented measures vary by country and include, among other things, mandatory rebates and discounts, prospective and possible retroactive price reductions and suspensions on pricing increases on pharmaceuticals.
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
Within the European Union, our accounts receivable in Spain, Italy and Portugal continue to be subject to significant payment delays due to government funding and reimbursement practices. Uncertain credit and economic conditions have generally led to greater collection risk, although these countries have introduced various programs periodically to pay down significantly overdue payables. Please refer to Note 2, Accounts Receivable to our condensed consolidated financial statements included within this report for further details on recent payments and classification.
We believe that our allowance for doubtful accounts was adequate as of June 30, 2014 and December 31, 2013, respectively. However, if significant changes occur in the availability of government funding or the reimbursement practices of these or other governments, we may not be able to collect on amounts due to us from customers in such countries and our results of operations could be adversely affected.
Financial Condition and Liquidity
Our financial condition is summarized as follows:

(In millions, except percentages)	As of June 30, 2014	As of December 31, 2013	Change %
Financial assets:
Cash and cash equivalents	$863.2	$602.6	43.3%
Marketable securities — current	709.9	620.2	14.5%
Marketable securities — non-current	1,010.8	625.8	61.5%
Total cash, cash equivalents and marketable securities	$2,583.9	$1,848.5	39.8%
Borrowings:
Current portion of notes payable and line of credit	$3.4	$3.5	(3.1)%
Notes payable	586.1	592.4	(1.1)%
Total borrowings	$589.5	$595.9	(1.1)%
Working capital:
Current assets	$3,925.0	$3,184.9	23.2%
Current liabilities	(1,916.6)	(1,758.3)	9.0%
Total working capital	$2,008.4	$1,426.6	40.8%
For the six months ended June 30, 2014, certain significant cash flows were as follows:

•	$476.6 million in total payments for income taxes;

•	$470.1 million in net purchases of marketable securities;

•	$336.9 million used for share repurchases;

•	$155.0 million used for upfront and milestone payments in collaborative arrangements; and

•	$118.3 million used for purchases of property, plant and equipment.
For the six months ended June 30, 2013, certain significant cash flows were as follows:

•	$2.79 billion in net proceeds received on sales and maturities of marketable securities;

•	$3.25 billion used for our acquisition of TYSABRI rights from Elan;

•	$450.0 million used for the repayment of principal of our 6.0% Senior Notes;

•	$250.4 million in total payments for income taxes;

•	$87.4 million used for purchases of property, plant and equipment; and

•	$41.0 million used for share repurchases.
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
The undistributed cumulative foreign earnings of certain of our foreign subsidiaries, exclusive of earnings that would result in little or no net income tax expense under current U.S. tax law or which has already been subject to tax under U.S. tax law, are invested indefinitely outside the U.S. Of the total cash, cash equivalents and marketable securities at June 30, 2014, approximately $830.0 million was generated in foreign jurisdictions and is intended for use in our foreign operations or in connection with business development transactions outside of the U.S. In managing our day-to-day liquidity in the U.S., we do not rely on the unrepatriated earnings as a source of funds and we have not provided for U.S. federal or state income taxes on these undistributed foreign earnings.
For additional information related to certain risks that could negatively impact our financial position or future results of operations, please read the “Risk Factors” and “Quantitative and Qualitative Disclosures About Market Risk” sections of this report.
Share Repurchase Programs
In February 2011, our Board of Directors authorized the repurchase of up to 20.0 million shares of common stock. This authorization does not have an expiration date. We repurchased approximately 1.2 million shares of common stock at a cost of $336.9 million during the six months ended June 30, 2014 for the purpose of share stabilization. During the six months ended June 30, 2013, we repurchased approximately 0.3 million shares at a cost of $41.0 million.
Approximately 3.0 million shares of our common stock remain available for repurchase under the 2011 authorization.
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

The increase in cash, cash equivalents and marketable securities from December 31, 2013, is primarily due to net cash flows provided by operating activities, partially offset by the repurchase of our common stock.
Borrowings
In March 2014, our $750.0 million senior unsecured revolving credit facility expired and was not renewed.
We have $550.0 million aggregate principal amount of 6.875% Senior Notes due March 1, 2018 that were originally priced at 99.184% of par. The discount is amortized as additional interest expense over the period from issuance through maturity.
In connection with our 2006 distribution agreement with Fumedica, we issued notes totaling 61.4 million Swiss Francs which were payable to Fumedica in varying amounts from June 2008 through June 2018. Our remaining note payable to Fumedica had a present value of 11.2 million Swiss Francs ($12.6 million) and 14.0 million Swiss Francs ($15.8 million) as of June 30, 2014 and December 31, 2013, respectively.
For a summary of the fair and carrying values of our outstanding borrowings as of June 30, 2014 and December 31, 2013, please read Note 6, Fair Value Measurements to our condensed consolidated financial statements included within this report.
Working Capital
We define working capital as current assets less current liabilities. The increase in working capital from December 31, 2013 reflects an increase in total current assets of $740.1 million, partially offset by an increase in current liabilities of $158.3 million. The increase in total current assets was primarily driven by an increase in cash and cash equivalents and accounts receivable resulting from increased product revenue. The increase in total current liabilities primarily resulted from an increase in accrued expenses and other.
Cash Flows
The following table summarizes our cash flow activity:

	For the Six Months Ended June 30,
(In millions, except percentages)	2014	2013	% Change
Net cash flows provided by operating activities	$1,095.2	$804.2	36.2%
Net cash flows used in investing activities	$(624.1)	$(570.3)	9.4%
Net cash flows used in financing activities	$(207.5)	$(409.2)	(49.3)%
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
For the six months ended June 30, 2014, compared to the same period in 2013, the increase in cash provided by operating activities is primarily driven by higher net income.
Investing Activities
For the six months ended June 30, 2014, compared to the same period in 2013, the increase in net cash flows used in investing activities is primarily due to a decrease in net proceeds received from sales of marketable securities, partially offset by the prior year acquisition of TYSABRI rights from Elan in April 2013.

Financing Activities
For the six months ended June 30, 2014, compared to the same period in 2013, the decrease in net cash flows used in financing activities is primarily due to the prior year repayment of the aggregate principal amount of our 6.0% Senior Notes, partially offset by an increase in the amount of common stock we repurchased.
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
Tax Related Obligations
We exclude liabilities pertaining to uncertain tax positions from our summary of contractual obligations as we cannot make a reliable estimate of the period of cash settlement with the respective taxing authorities. As of June 30, 2014, we have approximately $119.2 million of liabilities associated with uncertain tax positions.
Other Funding Commitments
As of June 30, 2014, we have several on-going clinical studies in various clinical trial stages. Our most significant clinical trial expenditures are to clinical research organizations (CROs). The contracts with CROs are generally cancellable, with notice, at our option. We have recorded accrued expenses of approximately $31.0 million on our condensed consolidated balance sheet for expenditures incurred by CROs as of June 30, 2014. We have approximately $428.5 million in cancellable future commitments based on existing CRO contracts as of June 30, 2014.
As of June 30, 2014, we have planned clinical trials for two of our programs which are managed by our collaborator. We could pay approximately $97.0 million in future payments as these trials are completed.
Contingent Development, Regulatory and Commercial Milestone Payments
Based on our development plans as of June 30, 2014, we have committed to make potential future milestone payments to third parties of up to approximately $2.9 billion as part of our various collaborations, including licensing and development programs. Payments under these agreements generally become due and payable only upon achievement of certain development, regulatory or commercial milestones. Because the achievement of these milestones had not occurred as of June 30, 2014, such contingencies have not been recorded in our financial statements. Amounts related to contingent milestone payments are not considered contractual obligations as they are contingent on the successful achievement of certain development, regulatory approval and commercial milestones.
We anticipate that we may pay approximately $31.8 million of milestone payments during the remainder of 2014, provided various development, regulatory or commercial milestones are achieved. These milestones may not be achieved.
TYSABRI Contingent Payments
On April 2, 2013, we acquired full ownership of, and strategic, commercial and decision-making rights to, TYSABRI from Elan. Under the terms of the acquisition agreement, we continued to share TYSABRI profits with Elan on an equal basis until April 30, 2013. We recorded the profit split for the month ended April 30, 2013, as cost of sales within our condensed consolidated statements of income as we controlled TYSABRI effective April 2, 2013. Between May 1, 2013 and April 30, 2014, we made contingent payments to Elan of 12% on worldwide net sales of TYSABRI. Commencing May 1, 2014 and thereafter, we will make contingent payments to Elan of 18% on annual worldwide net sales up to $2.0 billion and 25% on annual worldwide net sales that exceed $2.0 billion. In 2014, the $2.0 billion threshold will be pro-rated for the portion of 2014 remaining after the first 12 months expires. Royalty payments to Elan and other third parties are recognized as cost of sales within our condensed consolidated statements of income.

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
As the acquisitions of the noncontrolling interests in our joint venture investments and our acquisitions of Stromedix and Biogen Idec International Neuroscience GmbH, formerly Panima Pharmaceuticals AG, occurred after January 1, 2009, we record contingent consideration liabilities at their fair value on the acquisition date and revalue these obligations each reporting period. Payments made in relation to Biogen Idec Hemophilia Inc. will be capitalized as an intangible asset when the related milestones are achieved. We paid $20.0 million during the second quarter of 2014 as ALPROLIX was approved for the treatment of hemophilia. For additional information related to these transactions please read Note 2, Acquisitions, to our consolidated financial statements included within our 2013 Form 10-K.
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
For example, if we reach the $3.0 billion cumulative sales level related to the Fumapharm Products and our prior twelve month sales of the related products were between $2.0 billion and $2.5 billion, then we will owe a $200.0 million contingent payment, and no further contingent payments will be required to be paid until such time as cumulative sales reach the next applicable cumulative sales level, or $4.0 billion in this example.
These payments will be accounted for as an increase to goodwill as incurred, in accordance with the accounting standard applicable to business combinations when we acquired Fumapharm. Any portion of the payment which is tax deductible will be recorded as a reduction to goodwill. Payments are due within 60 days following the end of the quarter in which the applicable cumulative sales level has been reached. During the six months ended June 30, 2014, we paid a $25.0 million contingent payment as we reached the $1.0 billion cumulative sales level related to the Fumapharm Products in 2013 and accrued a $150.0 million contingent payment as we reached the $2.0 billion cumulative sales level related to Fumapharm Products in the second quarter of 2014.
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
New Accounting Standards
For a discussion of new accounting standards please read Note 1, Summary of Significant Accounting Policies - New Accounting Pronouncements to our condensed consolidated financial statements included within this report.

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
For a discussion of our critical accounting estimates, please read Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2013 Form 10-K. There have been no material changes to these critical accounting estimates since our 2013 Form 10-K.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Our market risks, and the ways we manage them, are summarized in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our 2013 Form 10-K. There have been no material changes in the first six months of 2014 to our market risks or to our management of such risks.

Item 4.	Controls and Procedures
Disclosure Controls and Procedures and Internal Control over Financial Reporting
Controls and Procedures
We have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of June 30, 2014. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that (a) the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (b) such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II — OTHER INFORMATION
Item 1.    Legal Proceedings
Please refer to Note 18, Litigation to our condensed consolidated financial statements included within this report, which is incorporated into this item by reference.
Item 1A.    Risk Factors
We are substantially dependent on revenues from our principal products.
Our current and future revenues depend upon continued sales of our principal products, AVONEX, TECFIDERA, TYSABRI, and RITUXAN. Although we have developed and continue to develop additional products for commercial introduction, including ALPROLIX for hemophilia B and ELOCTATE for hemophilia A, we may be substantially dependent on sales from these products for many years, including an increasing reliance on sales of TECFIDERA as we expand into additional markets. Any negative developments relating to any of these products, such as safety or efficacy issues, the introduction or greater acceptance of competing products, including biosimilars, generics or related prodrug derivatives, constraints on product pricing or price increases, changes in reimbursement policies of third parties or adverse regulatory or legislative developments, may reduce our revenues and adversely affect our results of operations. We and our competitors are introducing additional multiple sclerosis products in an increasingly crowded market and if those products have a similar or more attractive profile in terms of efficacy, convenience or safety, future sales of AVONEX, TECFIDERA and TYSABRI could be adversely affected. Sales of RITUXAN may be adversely affected by commercialized products such as GAZYVA, TREANDA and ARZERRA, and potentially other anti-CD20 and other molecules in development to treat the indications approved for RITUXAN.
Our future revenue growth may be adversely affected if we fail to successfully execute on our commercialization of new products.
If we are unable to successfully execute on our commercialization of new products, such as TECFIDERA, ALPROLIX and ELOCTATE, our future revenue growth and results of operations may be adversely affected, and could cause a decline in our stock price. Our ability to successfully commercialize a product candidate that receives marketing approval depends on a number of factors, including:

•	the medical community's acceptance of the product and the confidence of patients in the product;

•	pricing and the extent of reimbursement from third party payors;

•	the effectiveness of our sales force and marketing efforts;

•	the size of the patient population and our ability to attract new patients to our therapies;

•	the availability or introduction of competing treatments that are deemed more effective, safer, more convenient, or less expensive;

•	the ability to obtain and maintain data or market exclusivity for our products in the relevant indication(s);

•	our ability to offer products that have convenient dosing and delivery methods;

•	manufacturing the product in a timely and cost-effective manner; and

•	compliance with complex regulatory requirements.
Additional factors that may prevent us from successfully executing on our commercialization of TECFIDERA include:

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

•
additional risks associated with our anticipated launches of TECFIDERA in the E.U., including the impact of delays and the effects of a slower rollout of TECFIDERA across European countries over an extended number of months, the impact of competitive oral MS therapies approved in the E.U. prior to TECFIDERA, and our ability to obtain appropriate pricing and reimbursement for TECFIDERA in countries throughout the E.U.; and

•
damage to our sales and reputation, and physician and patient confidence in TECFIDERA relating to any adverse experiences or events that may occur with patients treated with TECFIDERA, including any PML cases that may develop in patients previously treated with TYSABRI that switch to therapy with TECFIDERA.

Our commercialization efforts for ALPROLIX for hemophilia B and ELOCTATE for hemophilia A, both of which were recently approved by the FDA, may also be impacted by additional factors such as:

•
the hemophilia treatment market is highly competitive, with current treatments marketed by companies that have substantially greater financial resources and marketing expertise, and we may have difficulty penetrating this highly competitive market unless our therapies are regarded as offering substantial benefits over current treatments;

•
other companies, including those currently offering hemophilia products, may introduce longer-lasting or more efficacious, safer, cheaper or more convenient treatments than our current and potential therapies;

•	we do not have marketing experience within the hemophilia treatment market or well-established relationships with the associated medical and scientific community;

•
filing of our planned marketing authorization applications with the European Medicines Agency (EMA) requires the submission of positive pediatric data from our ongoing global pediatric studies with our applications, and there can be no assurance that we will receive such positive data; and

•
several companies are working to develop additional treatments for hemophilia and may obtain marketing approval of their treatments in the E.U. before we do, which has the potential to bar our application with the EMA under operation of the EMA’s Orphan Medicines Regulation.

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
Conducting clinical trials is a complex, time-consuming and expensive process. Our ability to complete our clinical trials in a timely fashion depends in large part on a number of key factors including protocol design, regulatory and institutional review board approval, patient enrollment rates, and compliance with extensive current Good Clinical Practices. We have opened clinical sites and are enrolling patients in a number of countries where our experience is more limited, and we are in most cases using the services of third party clinical trial providers which may impact our ability to control the timing, conduct, expense and quality of our clinical trials. If we fail to adequately manage the design, execution and regulatory aspects of our large, complex and diverse clinical trials, our studies and any potential regulatory approvals may be delayed, or we may fail to gain approvals for our product candidates. Clinical trials may indicate that our product candidates lack efficacy, have harmful side effects or raise safety or other concerns that may significantly reduce the likelihood of regulatory approval, result in significant restrictions on use and safety warnings in the approved label, adversely affect placement within the treatment paradigm, or otherwise significantly diminish the commercial potential of the product candidate. Also, positive results in a registrational trial may not be replicated in any subsequent confirmatory trials. Even if later stage clinical trials are successful, regulatory authorities may disagree with our view of the data or require additional studies, may disagree with the endpoints employed in the trials, may fail to approve the facilities or the processes used to manufacture a product candidate, may fail to approve or delay approval of our product candidates, dosing or delivery methods, or may otherwise grant marketing approval that is more restricted than anticipated, including indications covering narrow patient populations and the imposition of safety monitoring or educational requirements or risk evaluation and mitigation strategies. The occurrence of any such events could result in the incurrence of significant costs and expenses and could otherwise have an adverse effect on our business, including our financial condition and results of operations.
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
The biopharmaceutical industry is intensely competitive. We compete in the marketing and sale of our products, the development of new products and processes, the acquisition of rights to new products with commercial potential and the hiring and retention of personnel. We compete with biotechnology and pharmaceutical companies that have a greater number of products on the market and in the product pipeline, greater financial and other resources and other technological or competitive advantages.
One or more of our competitors may benefit from significantly greater sales and marketing capabilities, may develop products that are accepted more widely than ours or may receive patent protection that dominates, blocks or adversely affects our product development or business. We also expect increased competition in the MS market through the introduction of generic versions of COPAXONE following the expected expiration of Teva Pharmaceutical’s patent protection for COPAXONE.
In addition, health care reform legislation enacted in the U.S. in 2010 has created a pathway for the FDA to approve biosimilars or follow-on products, which could compete on price and differentiation with a number of our existing products or products we may market in the future. Biosimilars legislation has also been in place in the E.U. since 2004. In December 2012, guidelines issued by the EMA for approving biosimilars of marketed monoclonal antibody products became effective. If a biosimilar version of one of our products were approved, it could reduce our sales of that product. The introduction by our competitors of more efficacious, safer, cheaper, or more convenient alternatives to our products could also reduce our revenues and the value of our product development efforts.
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
We have experienced growth in our headcount and operations, which has placed, and will continue to place, significant demands on our management and our operational and financial infrastructure. We anticipate further growing through both internal development projects as well as external opportunities, which may include the acquisition, partnering and in-licensing of products, technologies and companies or the entry into strategic alliances and collaborations. The availability of high quality development opportunities is limited and we are not certain that we will be able to identify candidates that we and our shareholders consider suitable or complete transactions on terms that are acceptable to us and our shareholders. In order to pursue such opportunities, we may require significant additional financing, which may not be available to us on favorable terms, if at all. Even if we are able to successfully identify and complete acquisitions and other strategic alliances and collaborations, we may not be able to integrate them or take full advantage of them and therefore may not realize the benefits that we expect.

To effectively manage our current and future potential growth, we will need to continue to enhance our operational, financial and management processes and to effectively expand, train and manage our employee base. Supporting our growth initiatives and the further development of our existing products and potential new products in our pipeline will require significant capital expenditures and management resources, including investments in research and development, sales and marketing, manufacturing capabilities and other areas of our business. If we do not successfully manage our current growth and do not successfully execute our growth initiatives, then our business and financial results may be adversely affected and we may incur asset impairment or restructuring charges.
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

•
requirements that may provide for increased transparency of clinical trial results and quality data, which, if implemented could impact our ability to protect competitively-sensitive information contained in approval applications or could be misinterpreted leading to reputational damage, misperception or legal action which could harm our business; and

•
changes in FDA and foreign regulations that may require additional safety monitoring, labeling changes, restrictions on product distribution or use, or other measures after the introduction of our products to market, which could increase our costs of doing business, adversely affect the future permitted uses of approved products, or otherwise adversely affect the market for our products.

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
Our investments in properties, including our manufacturing facilities, may not be fully realized.
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
The illegal distribution and sale by third parties of counterfeit versions of our products or stolen products could have a negative impact on our reputation and business.
Third parties might illegally distribute and sell counterfeit or unfit versions of our products, which do not meet our rigorous manufacturing, distribution and testing standards. A patient who receives a counterfeit or unfit drug may be at risk for a number of dangerous health consequences. Our reputation and business could suffer harm as a result of counterfeit or unfit drugs sold under our brand name. In addition, thefts of inventory at warehouses, plants or while in-transit, which are not properly stored and which are sold through unauthorized channels, could adversely impact patient safety, our reputation and our business.
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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table summarizes our common stock repurchase activity during the second quarter of 2014:

Period	Total Number of Shares Purchased (#)	Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Programs (#)	Maximum Number of Shares That May Yet Be Purchased Under Our Programs (#)
April 2014	—	—	—	4,185,526
May 2014	1,160,900	290.21	—	3,024,626
June 2014	—	—	—	3,024,626
Total	1,160,900	290.21
On February 11, 2011, we announced that our Board of Directors authorized the repurchase of up to 20.0 million shares of common stock. This authorization does not have an expiration date. As of June 30, 2014, approximately 17.0 million shares of our common stock at a cost of $2,219.9 million have been repurchased under this authorization. During the six months ended June 30, 2014, we repurchased approximately 1.2 million shares of common stock at a cost of $336.9 million for the purpose of share stabilization.
Approximately 3.0 million shares of our common stock remain available for repurchase under the 2011 authorization.
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

BIOGEN IDEC INC.

/s/ Paul J. Clancy
Paul J. Clancy
Executive Vice President and
Chief Financial Officer
(principal financial officer)
July 23, 2014

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.1*+	Annual Retainer Summary for Board of Directors

31.1+	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1++	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101++
The following materials from Biogen Idec Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

+    Filed herewith
++    Furnished herewith
*    Management contract or compensatory plan or arrangement