Form 10-Q
period 2014-09-30
BIOGEN IDEC INC.
filed 2014-10-22
CIK 875045

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒
The number of shares of the issuer’s Common Stock, $0.0005 par value, outstanding as of October 17, 2014, was 236,155,407 shares.

BIOGEN IDEC INC.
FORM 10-Q — Quarterly Report
For the Quarterly Period Ended September 30, 2014

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

•	the potential impact of increased product competition in the multiple sclerosis (MS) and hemophilia markets;

•
the timing, outcome and impact of administrative, regulatory, legal and other proceedings related to patents and other proprietary and intellectual property rights, tax audits, assessments and settlements, sales and promotional practices, product liability and other matters;

•	the expected resolution and financial impact of our dispute with the Italian National Medicines Agency relating to sales of TYSABRI for the periods from February 2009 through January 2013;

•	the costs, timing, potential approval and therapeutic scope of the development and commercialization of our pipeline products and the expected timing of launch of recently approved products;

•	our intent to commit resources for research and development opportunities;

•
the potential impact of healthcare reform in the U.S., implementation of provisions of the Affordable Care Act, and measures being taken worldwide designed to reduce healthcare costs to constrain the overall level of government expenditures, including the impact of pricing actions in Europe and elsewhere, and reduced reimbursement for our products;

•	our ability to finance our operations and business initiatives and obtain funding for such activities; and

•	the impact of new laws and accounting standards.
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
NOTE REGARDING TRADEMARKS
ALPROLIX®, AVONEX®, RITUXAN®, TECFIDERA®, and TYSABRI® are registered trademarks of Biogen Idec. ELOCTATM, ELOCTATETM, FUMADERMTM, PLEGRIDYTM and ZINBRYTATM are trademarks of Biogen Idec. The following are trademarks of the respective companies listed: ANGIOMAX® and ANGIOXTM — The Medicines Company; ARZERRA® — Glaxo Group Limited; BENLYSTA® — GlaxoSmithKline Intellectual Property Limited; BETASERON®— Bayer Pharma AG; EXTAVIA® — Novartis AG; FAMPYRATM — Acorda Therapeutics, Inc.; GAZYVA® —  Genentech, Inc.; and REBIF® — Ares Trading S.A.

PART I FINANCIAL INFORMATION

BIOGEN IDEC INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited, in thousands, except per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
Product, net	$2,117,366	$1,453,554	$5,916,423	$3,935,251
Unconsolidated joint business	290,678	303,210	890,859	856,601
Other	103,402	71,016	255,367	174,497
Total revenues	2,511,446	1,827,780	7,062,649	4,966,349
Cost and expenses:
Cost of sales, excluding amortization of acquired intangible assets	302,639	234,696	873,771	599,173
Research and development	417,174	410,017	1,393,331	1,021,820
Selling, general and administrative	570,436	405,584	1,658,732	1,189,194
Amortization of acquired intangible assets	122,431	99,998	382,515	233,524
Collaboration profit sharing	—	—	—	85,357
(Gain) loss on fair value remeasurement of contingent consideration	(49,433)	(97)	(46,213)	(2,983)
Total cost and expenses	1,363,247	1,150,198	4,262,136	3,126,085
Gain on sale of rights	4,379	6,949	12,138	17,319
Income from operations	1,152,578	684,531	2,812,651	1,857,583
Other income (expense), net	(16,290)	(4,640)	(17,030)	(29,525)
Income before income tax expense and equity in loss of investee, net of tax	1,136,288	679,891	2,795,621	1,828,058
Income tax expense	274,774	186,105	721,709	410,753
Equity in loss of investee, net of tax	5,394	6,170	14,932	12,270
Net income	856,120	487,616	2,058,980	1,405,035
Net income (loss) attributable to noncontrolling interests, net of tax	(738)	—	7,660	—
Net income attributable to Biogen Idec Inc.	$856,858	$487,616	$2,051,320	$1,405,035
Net income per share:
Basic earnings per share attributable to Biogen Idec Inc.	$3.63	$2.06	$8.67	$5.93
Diluted earnings per share attributable to Biogen Idec Inc.	$3.62	$2.05	$8.64	$5.89
Weighted-average shares used in calculating:
Basic earnings per share attributable to Biogen Idec Inc.	236,217	237,070	236,641	237,131
Diluted earnings per share attributable to Biogen Idec Inc.	236,972	238,349	237,449	238,508

See accompanying notes to these unaudited condensed consolidated financial statements.

BIOGEN IDEC INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Net income attributable to Biogen Idec Inc.	$856,858	$487,616	$2,051,320	$1,405,035
Other comprehensive income:
Unrealized gains (losses) on securities available for sale, net of tax of $(6) and $3,639 for the three months ended September 30, 2014 and 2013, respectively; and $(3,021) and $6,554 for the nine months ended September 30, 2014 and 2013, respectively	12	6,211	(5,127)	11,171
Unrealized gains (losses) on foreign currency forward contracts, net of tax of $302 and $(298) for the three months ended September 30, 2014 and 2013, respectively; and $307 and $1,182 for the nine months ended September 30, 2014 and 2013, respectively	48,242	(14,847)	64,793	(5,549)
Unrealized gains (losses) on pension benefit obligation	691	892	1,338	3,167
Currency translation adjustment	(60,254)	33,564	(71,246)	17,201
Total other comprehensive income (loss), net of tax	(11,309)	25,820	(10,242)	25,990
Comprehensive income attributable to Biogen Idec Inc.	845,549	513,436	2,041,078	1,431,025
Comprehensive income (loss) attributable to noncontrolling interests, net of tax	(738)	—	7,660	—
Comprehensive income	$844,811	$513,436	$2,048,738	$1,431,025

See accompanying notes to these unaudited condensed consolidated financial statements.

BIOGEN IDEC INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except per share amounts)

	As of September 30, 2014	As of December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$1,186,281	$602,562
Marketable securities	675,065	620,167
Accounts receivable, net	1,091,232	824,406
Due from unconsolidated joint business, net	269,999	252,662
Inventory	753,063	659,003
Other current assets	396,471	226,134
Total current assets	4,372,111	3,184,934
Marketable securities	1,371,431	625,772
Property, plant and equipment, net	1,724,129	1,750,710
Intangible assets, net	4,129,754	4,474,653
Goodwill	1,541,204	1,232,916
Investments and other assets	565,513	594,350
Total assets	$13,704,142	$11,863,335
LIABILITIES AND EQUITY
Current liabilities:
Current portion of notes payable	$3,220	$3,494
Taxes payable	159,638	179,685
Accounts payable	233,629	219,913
Accrued expenses and other	1,544,160	1,355,187
Total current liabilities	1,940,647	1,758,279
Notes payable	583,977	592,433
Long-term deferred tax liability	90,357	232,554
Other long-term liabilities	658,276	659,231
Total liabilities	3,273,257	3,242,497
Commitments and contingencies
Equity:
Biogen Idec Inc. shareholders’ equity
Preferred stock, par value $0.001 per share	—	—
Common stock, par value $0.0005 per share	129	128
Additional paid-in capital	4,150,007	4,023,651
Accumulated other comprehensive loss	(37,987)	(27,745)
Retained earnings	8,400,455	6,349,135
Treasury stock, at cost	(2,084,908)	(1,724,927)
Total Biogen Idec Inc. shareholders’ equity	10,427,696	8,620,242
Noncontrolling interests	3,189	596
Total equity	10,430,885	8,620,838
Total liabilities and equity	$13,704,142	$11,863,335

See accompanying notes to these unaudited condensed consolidated financial statements.

BIOGEN IDEC INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	For the Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net income	$2,058,980	$1,405,035
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	530,508	373,357
Share-based compensation	119,508	104,851
Deferred income taxes	(229,273)	(166,187)
Other	(95,711)	(36,577)
Changes in operating assets and liabilities, net:
Accounts receivable	(297,057)	(219,860)
Inventory	(119,890)	(182,814)
Accrued expenses and other current liabilities	19,283	110,794
Other changes in operating assets and liabilities, net	22,904	87,474
Net cash flows provided by operating activities	2,009,252	1,476,073
Cash flows from investing activities:
Proceeds from sales and maturities of marketable securities	1,942,871	5,025,218
Purchases of marketable securities	(2,738,584)	(2,473,609)
Acquisition of TYSABRI rights	—	(3,262,719)
Purchases of property, plant and equipment	(180,854)	(167,628)
Contingent consideration related to Fumapharm AG acquisition	(175,000)	—
Other	(13,131)	(15,954)
Net cash flows used in investing activities	(1,164,698)	(894,692)
Cash flows from financing activities:
Purchase of treasury stock	(359,981)	(400,308)
Proceeds from issuance of stock for share-based compensation arrangements	44,960	56,367
Repayment of borrowings under senior notes and other debt	(2,674)	(452,340)
Excess tax benefit from stock options	90,423	67,902
Other	(15,336)	670
Net cash flows used in financing activities	(242,608)	(727,709)
Net increase (decrease) in cash and cash equivalents	601,946	(146,328)
Effect of exchange rate changes on cash and cash equivalents	(18,227)	3,418
Cash and cash equivalents, beginning of the period	602,562	570,721
Cash and cash equivalents, end of the period	$1,186,281	$427,811

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
Basis of Presentation
In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of our financial statements for interim periods in accordance with accounting principles generally accepted in the United States (U.S. GAAP). The information included in this quarterly report on Form 10-Q should be read in conjunction with our consolidated financial statements and the accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2013 (2013 Form 10-K). Our accounting policies are described in the “Notes to Consolidated Financial Statements” in our 2013 Form 10-K and updated, as necessary, in this Form 10-Q. The year-end condensed consolidated balance sheet data presented for comparative purposes was derived from our audited financial statements, but does not include all disclosures required by U.S. GAAP. The results of operations for the three and nine months ended September 30, 2014, are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.
Consolidation
Our condensed consolidated financial statements reflect our financial statements, those of our wholly-owned subsidiaries and those of certain variable interest entities where we are the primary beneficiary. For consolidated entities where we own or are entitled to less than 100% of the economics, we record net income (loss) attributable to noncontrolling interests in our condensed consolidated statements of income equal to the percentage of the economic or ownership interest retained in such entities by the respective noncontrolling parties. Intercompany balances and transactions are eliminated in consolidation.
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
Property, Plant and Equipment
Property, plant and equipment are recorded at historical cost, net of accumulated depreciation. Accumulated depreciation on property, plant and equipment was $1,246.4 million and $1,118.3 million as of September 30, 2014 and December 31, 2013, respectively.

BIOGEN IDEC INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Accounting for Share-Based Compensation
During the nine months ended September 30, 2014, we granted performance-vested restricted stock units under our share-based compensation program, which can be settled in cash or shares of our common stock (PUs) at the sole discretion of the Compensation and Management Development Committee of the Board of Directors. We have classified these awards as a liability as, historically, similar awards have been settled in cash. We record the estimated fair value of PUs as compensation expense over the requisite service period, which is generally the vesting period. Where awards are made with non-substantive vesting periods (for instance, where a portion of the award vests upon retirement eligibility), we estimate and recognize expense, net of forfeitures, over the period from the grant date to the date on which the employee is retirement eligible.
We apply an accelerated attribution method to recognize share-based compensation expense when accounting for our PUs and the fair value of the liability is remeasured at the end of each reporting period through expected settlement. Compensation expense associated with PUs is based upon the share price and the number of units expected to be earned after assessing the probability that certain performance criteria will be met and the associated targeted payout level that is forecasted will be achieved, net of estimated forfeitures. Cumulative adjustments are recorded each quarter to reflect changes in the share price and estimated outcome of the performance-related conditions until the date results are determined and settled.
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
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes all existing revenue recognition requirements, including most industry-specific guidance. The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. The new standard will be effective for us on January 1, 2017. We are currently evaluating the method of adoption and the potential impact that Topic 606 may have on our financial position and results of operations.
In June 2014, the FASB issued ASU No. 2014-11, Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosure. The new standard expands secured borrowing accounting for repurchase-to-maturity transactions and repurchase financings and sets forth new disclosure requirements for repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions that are accounted for as secured borrowings. The new standard will be effective for us on April 1, 2015. The adoption of this standard is not expected to have an impact on our financial position or results of operations.

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

BIOGEN IDEC INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

Our net accounts receivable balances from product sales in selected European countries are summarized as follows:

	As of September 30, 2014
(In millions)	Current Balance Included within Accounts Receivable, net	Non-Current Balance Included within Investments and Other Assets	Total
Spain	$58.2	$10.9	$69.1
Italy	$68.1	$1.5	$69.6
Portugal	$19.8	$8.5	$28.3

	As of December 31, 2013
(In millions)	Current Balance Included within Accounts Receivable, net	Non-Current Balance Included within Investments and Other Assets	Total
Spain	$113.3	$6.8	$120.1
Italy	$76.1	$2.4	$78.5
Portugal	$10.4	$8.2	$18.6
Approximately $17.4 million and $45.9 million of the total net accounts receivable balances for these countries were overdue more than one year as of September 30, 2014 and December 31, 2013, respectively. During the first quarter of 2014, we received approximately $59.6 million in payments from Spain related to receivables aged greater than one year.
Pricing of TYSABRI in Italy - AIFA
In the fourth quarter of 2011, Biogen Idec Italia SRL, our Italian subsidiary, received a notice from the Italian National Medicines Agency (Agenzia Italiana del Farmaco or AIFA) stating that sales of TYSABRI for the period from mid-February 2009 through mid-February 2011 exceeded by EUR30.7 million a reimbursement limit established pursuant to a Price Determination Resolution (Price Resolution) granted by AIFA in December 2006. In December 2011, based on our interpretation that the Price Resolution by its terms only applied to the first 24 months of TYSABRI sales (which began in mid-February 2007), we filed an appeal against AIFA in administrative court in Rome, Italy seeking a ruling that the reimbursement limit does not apply to the periods beginning in mid-February 2009 and that the position of AIFA is unenforceable. That appeal is pending. Since being notified in the fourth quarter of 2011 that AIFA believed a reimbursement limit was in effect, we deferred revenue on sales of TYSABRI as if the reimbursement limit were in effect for each biannual period beginning in mid-February 2009.
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
In June 2014, AIFA approved a resolution, effective for a 24 month term, setting the price for TYSABRI in Italy. The resolution also eliminated the reimbursement limit from February 2013 going forward. As a result, we recognized $53.5 million of TYSABRI revenues related to the periods beginning February 2013 that were previously deferred. An aggregate amount of $80.9 million remains deferred as of September 30, 2014 related to the periods from mid-February 2011 through January 2013.

BIOGEN IDEC INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

3.	Reserves for Discounts and Allowances
An analysis of the change in reserves for discounts and allowances is summarized as follows:

(In millions)	Discounts	Contractual Adjustments	Returns	Total
Balance, as of December 31, 2013	$47.0	$335.6	$33.7	$416.3
Current provisions relating to sales in current year	247.8	907.3	27.3	1,182.4
Adjustments relating to prior years	(0.2)	(16.6)	15.4	(1.4)
Payments/credits relating to sales in current year	(200.1)	(603.7)	(1.5)	(805.3)
Payments/credits relating to sales in prior years	(45.3)	(269.0)	(29.0)	(343.3)
Balance, as of September 30, 2014	$49.2	$353.6	$45.9	$448.7
The total reserves above, included in our condensed consolidated balance sheets, are summarized as follows:

(In millions)	As of September 30, 2014	As of December 31, 2013
Reduction of accounts receivable	$119.5	$151.4
Component of accrued expenses and other	329.2	264.9
Total reserves	$448.7	$416.3

4.	Inventory
The components of inventory are summarized as follows:

(In millions)	As of September 30, 2014	As of December 31, 2013
Raw materials	$133.8	$115.0
Work in process	478.6	435.4
Finished goods	140.7	108.6
Total inventory	$753.1	$659.0
As of September 30, 2014, our inventory includes $5.6 million associated with our ZINBRYTA (Daclizumab High Yield Process) program, which has been capitalized in advance of regulatory approval. As of December 31, 2013, our inventory included $93.7 million associated with our ALPROLIX, ELOCTATE and PLEGRIDY programs, which were capitalized in advance of regulatory approval. ALPROLIX, ELOCTATE and PLEGRIDY were subsequently approved during the nine months ended September 30, 2014.

BIOGEN IDEC INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

5.	Intangible Assets and Goodwill
Intangible Assets
Intangible assets, net of accumulated amortization, impairment charges and adjustments, are summarized as follows:

		As of September 30, 2014			As of December 31, 2013
(In millions)	Estimated Life	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Out-licensed patents	13-23 years	$543.3	$(473.8)	$69.5	$578.0	$(450.8)	$127.2
Developed technology	15-23 years	3,005.3	(2,339.8)	665.5	3,005.3	(2,165.4)	839.9
In-process research and development	Indefinite until commercialization	314.1	—	314.1	327.4	—	327.4
Trademarks and tradenames	Indefinite	64.0	—	64.0	64.0	—	64.0
Acquired and in-licensed rights and patents	6-17 years	3,274.4	(257.7)	3,016.7	3,240.0	(123.8)	3,116.2
Total intangible assets		$7,201.1	$(3,071.3)	$4,129.8	$7,214.7	$(2,740.0)	$4,474.7
For the three and nine months ended September 30, 2014, amortization of acquired intangible assets totaled $122.4 million and $382.5 million, respectively, as compared to $100.0 million and $233.5 million, respectively, in the prior year comparative periods. For the three months ended September 30, 2014, compared to the same period in 2013, the change in amortization of acquired intangible assets was primarily driven by a $16.2 million impairment loss related to one of our in-process research and development (IPR&D) intangible assets as discussed further below. For the nine months ended September 30, 2014, compared to the same period in 2013, the change in amortization of acquired intangible assets was primarily driven by our acquisition of the TYSABRI rights from Elan Pharma International Ltd. (Elan), total impairment charges of $50.9 million related to one of our out-licensed patents and one of our IPR&D intangible assets and lower expected lifetime revenues of AVONEX as discussed further below.
Out-licensed Patents
Out-licensed patents to third-parties primarily relate to patents acquired in connection with the merger of Biogen, Inc. and IDEC Pharmaceuticals Corporation in 2003. During the nine months ended September 30, 2014, we recorded a charge of $34.7 million related to the impairment of one of our out-licensed patents to reflect a change in its estimated fair value, due to a change in the underlying competitive market for that product, which occurred during the first quarter of 2014. The charge is included in amortization of acquired intangibles. The fair value of the intangible asset was based on discounted cash flow calculated using Level 3 fair value measurements and inputs including estimated revenues.
Developed Technology
Developed technology primarily relates to our AVONEX product, which was recorded in connection with the merger of Biogen, Inc. and IDEC Pharmaceuticals Corporation in 2003. The net book value of this asset as of September 30, 2014 was $656.0 million. We amortize this intangible asset using the economic consumption method based on actual and expected revenues generated from the sales of our AVONEX product.

BIOGEN IDEC INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

In-process Research and Development (IPR&D)
IPR&D represents the fair value assigned to research and development assets that we acquire that have not reached technological feasibility at the date of acquisition. Upon commercialization, we determine the estimated useful life.
An analysis of anticipated lifetime revenues and anticipated development costs is performed annually during our long- range planning cycle, which was updated in the third quarter of 2014. This analysis is based upon certain assumptions that we evaluate on a periodic basis, including anticipated future product sales, the expected impact of changes in the amount of development costs and the probabilities of our programs succeeding, the introduction of new products by our competitors and changes in our commercial and pipeline product candidates.
During the three months ended September 30, 2014, we updated the probabilities of success related to the early stage programs acquired through our recent acquisitions. The change in probability of success, combined with a delay in one of the projects, resulted in an impairment loss of $16.2 million in one of our IPR&D assets during the three months ended September 30, 2014. In addition, we have adjusted the value of our contingent consideration liabilities to reflect these lower probabilities of success in connection with these earlier stage programs resulting in net gains of $49.4 million in the three months ended September 30, 2014. The impairment charge was included in amortization of acquired intangible assets and the gains were recorded in (gain) loss on fair value remeasurement of contingent consideration. The fair values of the intangible assets and contingent consideration liabilities were based on a probability-adjusted discounted cash flow calculation using Level 3 fair value measurements and inputs including estimated revenues and probabilities of success.
Acquired and In-licensed Rights and Patents
Acquired and in-licensed rights and patents primarily relate to our acquisition of the TYSABRI rights from Elan. The net intangible asset capitalized related to this acquisition was $3,178.3 million. In the second quarter of 2013, we began amortizing this intangible asset over the estimated useful life using an economic consumption method based on actual and expected revenues generated from the sales of our TYSABRI product. The net book value of this asset as of September 30, 2014 was $2,957.4 million. For a more detailed description of this transaction, please read Note 2, Acquisitions to our consolidated financial statements included within our 2013 Form 10-K.
The increase in acquired and in-licensed rights and patents during the nine months ended September 30, 2014, was primarily related to the $20.0 million contingent payment due to the former owners of Syntonix Pharmaceuticals, Inc., which became payable upon the approval of ALPROLIX in the U.S. by the U.S. Food and Drug Administration (FDA) in the first quarter of 2014. We have recorded an additional $7.8 million of acquired in-licensed rights and patents related to this consideration, along with a corresponding deferred tax liability of the same amount.

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
Our most recent long range planning cycle was updated in the third quarter of 2014. Our analysis included an increase in the expected future product revenues of TYSABRI, resulting in a decrease in amortization expense as compared to prior quarters. Our analysis also included a decrease in the expected future product revenues of AVONEX, resulting in an increase in amortization expense as compared to prior quarters. The results of our TYSABRI and AVONEX analyses were impacted by changes in the estimated impact of TECFIDERA, as well as other existing and potential oral and alternative MS formulations, including PLEGRIDY, that may compete with TYSABRI and AVONEX. Based upon this recent analysis, the estimated future amortization for acquired intangible assets for the balance of 2014 and the next five years is expected to be as follows:

(In millions)	As of September 30, 2014
2014 (remaining three months)	$104.2
2015	345.2
2016	309.5
2017	285.5
2018	284.5
2019	273.3
Total	$1,602.2
Goodwill
The following table provides a roll forward of the changes in our goodwill balance:

(In millions)	As of September 30, 2014	As of December 31, 2013
Goodwill, beginning of period	$1,232.9	$1,201.3
Increase to goodwill	308.3	35.7
Other	—	(4.1)
Goodwill, end of period	$1,541.2	$1,232.9
The increase in goodwill during the nine months ended September 30, 2014 was related to $350.0 million in contingent payments (exclusive of $41.7 million in tax benefits) as we reached the $2.0 billion cumulative sales level related to FUMADERM and TECFIDERA (together, Fumapharm Products) during the second quarter of 2014 and the $3.0 billion cumulative sales level related to Fumapharm Products during the third quarter of 2014. For additional information related to future contingent payments, please read Note 19, Commitments and Contingencies to these condensed consolidated financial statements.
As of September 30, 2014, we had no accumulated impairment losses related to goodwill.

BIOGEN IDEC INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

6.	Fair Value Measurements
The tables below present information about our assets and liabilities that are regularly measured and carried at fair value and indicate the level within the fair value hierarchy of the valuation techniques we utilized to determine such fair value:

(In millions)	As of September 30, 2014	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$663.3	$—	$663.3	$—
Marketable debt securities:
Corporate debt securities	774.4	—	774.4	—
Government securities	1,085.0	—	1,085.0	—
Mortgage and other asset backed securities	187.0	—	187.0	—
Marketable equity securities	0.7	0.7	—	—
Venture capital investments	16.7	—	—	16.7
Derivative contracts	42.9	—	42.9	—
Plan assets for deferred compensation	35.2	—	35.2	—
Total	$2,805.2	$0.7	$2,787.8	$16.7
Liabilities:
Derivative contracts	$6.8	$—	$6.8	$—
Contingent consideration obligations	213.2	—	—	213.2
Total	$220.0	$—	$6.8	$213.2

(In millions)	As of December 31, 2013	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$424.7	$—	$424.7	$—
Marketable debt securities:
Corporate debt securities	439.8	—	439.8	—
Government securities	674.7	—	674.7	—
Mortgage and other asset backed securities	131.4	—	131.4	—
Marketable equity securities	11.2	11.2	—	—
Venture capital investments	21.9	—	—	21.9
Derivative contracts	3.8	—	3.8	—
Plan assets for deferred compensation	22.7	—	22.7	—
Total	$1,730.2	$11.2	$1,697.1	$21.9
Liabilities:
Derivative contracts	$23.5	$—	$23.5	$—
Contingent consideration obligations	280.9	—	—	280.9
Total	$304.4	$—	$23.5	$280.9
There have been no impairments of our assets measured and carried at fair value during the three and nine months ended September 30, 2014. In addition, there were no changes in valuation techniques or transfers between fair value measurement levels during the three and nine months ended September 30, 2014. During the three months ended September 30, 2014, we updated the probabilities of success related to the early stage programs acquired through our recent acquisitions. We have adjusted the value of our contingent consideration liabilities to reflect these changes. For additional information, please read Note 5, Intangible Assets and Goodwill to these condensed consolidated financial statements. The fair value of Level 2 instruments classified as cash equivalents and marketable debt securities were determined through third party pricing services.

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
Marketable Equity Securities and Venture Capital Investments
Our marketable equity securities represent investments in publicly traded equity securities. Our venture capital investments, which are all Level 3 measurements, include investments in certain venture capital funds, accounted for at fair value, that primarily invest in small privately-owned, venture-backed biotechnology companies. These venture capital investments represented approximately 0.1% and 0.2% of total assets as of September 30, 2014 and December 31, 2013, respectively.
The following table provides a roll forward of the fair value of our venture capital investments, which includes Level 3 measurements:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In millions)	2014	2013	2014	2013
Fair value, beginning of period	$21.1	$23.5	$21.9	$20.3
Unrealized gains included in earnings	0.3	3.8	5.3	10.5
Unrealized losses included in earnings	(3.8)	—	(5.1)	(2.0)
Purchases	—	0.3	—	0.3
Settlements	(0.9)	—	(5.4)	(1.5)
Fair value, end of period	$16.7	$27.6	$16.7	$27.6
 Debt Instruments
The fair and carrying values of our debt instruments, which are Level 2 liabilities, are summarized as follows:

	As of September 30, 2014		As of December 31, 2013
(In millions)	Fair Value	Carrying Value	Fair Value	Carrying Value
Notes payable to Fumedica	$13.0	$12.0	$17.5	$15.8
6.875% Senior Notes due March 1, 2018	637.9	575.2	647.9	580.1
Total	$650.9	$587.2	$665.4	$595.9
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
Contingent Consideration Obligations
The following table provides a roll forward of the fair values of our contingent consideration obligations which includes Level 3 measurements:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In millions)	2014	2013	2014	2013
Fair value, beginning of period	$279.1	$281.0	$280.9	$293.9
Additions	—	—	—	—
Changes in fair value	(49.4)	(0.1)	(46.2)	(3.0)
Payments	(16.5)	0.1	(21.5)	(9.9)
Fair value, end of period	$213.2	$281.0	$213.2	$281.0
As of September 30, 2014 and December 31, 2013, approximately $193.9 million and $251.9 million, respectively, of the fair value of our total contingent consideration obligations were reflected as components of other long-term liabilities within our condensed consolidated balance sheets with the remaining balances reflected as a component of accrued expenses and

BIOGEN IDEC INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

other. For additional information related to the changes in fair value, please read Note 5, Intangible Assets and Goodwill to these condensed consolidated financial statements.

7.	Financial Instruments
Marketable Securities
The following tables summarize our marketable debt and equity securities:

As of September 30, 2014 (In millions)	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost
Available-for-sale:
Corporate debt securities
Current	$196.3	$0.1	$—	$196.2
Non-current	578.1	0.6	(0.6)	578.1
Government securities
Current	478.7	0.1	—	478.6
Non-current	606.3	0.4	(0.2)	606.1
Mortgage and other asset backed securities
Current	0.1	—	—	0.1
Non-current	186.9	0.2	(0.1)	186.8
Total marketable debt securities	$2,046.4	$1.4	$(0.9)	$2,045.9
Marketable equity securities, non-current	$0.7	$0.2	$—	$0.5

As of December 31, 2013 (In millions)	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost
Available-for-sale:
Corporate debt securities
Current	$100.7	$—	$—	$100.7
Non-current	339.1	0.4	(0.1)	338.8
Government securities
Current	519.5	—	—	519.5
Non-current	155.2	—	(0.1)	155.3
Mortgage and other asset backed securities
Current	—	—	—	—
Non-current	131.4	—	(0.1)	131.5
Total marketable debt securities	$1,245.9	$0.4	$(0.3)	$1,245.8
Marketable equity securities, non-current	$11.2	$8.7	$—	$2.5
The following table summarizes our financial assets with maturities of less than 90 days from the date of purchase included within cash and cash equivalents on the accompanying condensed consolidated balance sheet:

(In millions)	As of September 30, 2014	As of December 31, 2013
Commercial paper	$19.4	$1.2
Overnight reverse repurchase agreements	209.2	22.4
Short-term debt securities	434.7	401.1
Total	$663.3	$424.7
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

	As of September 30, 2014		As of December 31, 2013
(In millions)	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost
Due in one year or less	$675.1	$675.0	$620.2	$620.2
Due after one year through five years	1,262.0	1,261.8	573.1	572.9
Due after five years	109.3	109.1	52.6	52.7
Total available-for-sale securities	$2,046.4	$2,045.9	$1,245.9	$1,245.8
The average maturity of our marketable debt securities available-for-sale as of September 30, 2014 and December 31, 2013 was 14 months and 13 months, respectively.
Proceeds from Marketable Debt Securities
The proceeds from maturities and sales of marketable debt securities and resulting realized gains and losses are summarized as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In millions)	2014	2013	2014	2013
Proceeds from maturities and sales	$625.4	$617.5	$1,942.9	$5,025.2
Realized gains	$—	$0.2	$0.4	$6.6
Realized losses	$(0.1)	$—	$(0.3)	$(2.1)
Strategic Investments
As of September 30, 2014 and December 31, 2013, our strategic investment portfolio was comprised of investments totaling $47.4 million and $56.9 million, respectively, which are included in investments and other assets in our accompanying condensed consolidated balance sheets.
Our strategic investment portfolio includes investments in marketable equity securities of certain biotechnology companies and our investments in venture capital funds accounted for at fair value which totaled $17.4 million and $33.1 million as of September 30, 2014 and December 31, 2013, respectively. Our strategic investment portfolio also includes other equity investments in privately-held companies and additional investments in venture capital funds accounted for under the cost method. The carrying value of these investments totaled $30.0 million and $23.8 million as of September 30, 2014 and December 31, 2013, respectively.
Changes in Fair Value
During the three and nine months ended September 30, 2014 and 2013, we realized a net loss recorded through income of $3.1 million and a net gain of $1.8 million, respectively, on our strategic investment portfolio as compared to net gains of $3.8 million and $7.9 million, respectively, in the prior year comparative periods.
Impairments
For the three and nine months ended September 30, 2014 and 2013, impairment charges on our marketable equity securities of certain biotechnology companies, investments in venture capital funds accounted for under the cost method and investments in privately-held companies were insignificant.

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
Foreign currency forward contracts in effect as of September 30, 2014 and December 31, 2013 had durations of 1 to 15 months and 1 to 18 months, respectively. These contracts have been designated as cash flow hedges and accordingly, to the extent effective, any unrealized gains or losses on these foreign currency forward contracts are reported in accumulated other comprehensive income (loss) (referred to as AOCI in the tables below). Realized gains and losses for the effective portion of such contracts are recognized in revenue when the sale of product in the currency being hedged is recognized. To the extent ineffective, hedge transaction gains and losses are reported in other income (expense), net.
The notional value of foreign currency forward contracts that were entered into to hedge forecasted revenues is summarized as follows:

	Notional Amount
Foreign Currency: (In millions)	As of September 30, 2014	As of December 31, 2013
Euro	$629.3	$636.3
Canadian dollar	10.6	34.0
British pound sterling	20.9	72.3
Total foreign currency forward contracts	$660.8	$742.6
The portion of the fair value of these foreign currency forward contracts that was included in accumulated other comprehensive income (loss) within total equity reflected gains of $41.5 million and losses of $23.6 million as of September 30, 2014 and December 31, 2013, respectively. We expect all contracts to be settled over the next 15 months and any amounts in accumulated other comprehensive income (loss) to be reported as an adjustment to revenue. We consider the impact of our and our counterparties’ credit risk on the fair value of the contracts as well as the ability of each party to execute its contractual obligations. As of September 30, 2014 and December 31, 2013, credit risk did not change the fair value of our foreign currency forward contracts.
The following table summarizes the effect of derivatives designated as hedging instruments on our condensed consolidated statements of income:

For the Three Months Ended September 30,
Net Gains/(Losses) Reclassified from AOCI into Operating Income (Effective Portion)			Net Gains/(Losses) Recognized into Net Income (Ineffective Portion)
Location	2014	2013	Location	2014	2013
Revenue	$2.9	$(7.3)	Other income (expense)	$(0.5)	$(0.1)

For the Nine Months Ended September 30,
Net Gains/(Losses) Reclassified from AOCI into Operating Income (Effective Portion)			Net Gains/(Losses) Recognized into Net Income (Ineffective Portion)
Location	2014	2013	Location	2014	2013
Revenue	$(7.1)	$(6.1)	Other income (expense)	$(1.6)	$0.2

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
The aggregate notional amount of these outstanding foreign currency contracts was $376.1 million and $273.3 million as of September 30, 2014 and December 31, 2013, respectively. Net losses of $7.7 million and $11.5 million related to these contracts were recognized as a component of other income (expense), net, for three and nine months ended September 30, 2014, respectively, as compared to a net loss of $0.2 million and a net gain of $1.3 million, respectively, in the prior year comparative periods.
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
The following table summarizes the fair value and presentation in our condensed consolidated balance sheets for our outstanding derivatives including those designated as hedging instruments:

(In millions)	Balance Sheet Location	Fair Value As of September 30, 2014
Hedging Instruments:
Asset derivatives	Other current assets	$33.1
	Investments and other assets	$7.8
Liability derivatives	Accrued expenses and other	$0.2
	Other long-term liabilities	$—
Other Derivatives:
Asset derivatives	Other current assets	$2.0
Liability derivatives	Accrued expenses and other	$6.6

(In millions)	Balance Sheet Location	Fair Value As of December 31, 2013
Hedging Instruments:
Asset derivatives	Other current assets	$0.6
Liability derivatives	Accrued expenses and other	$23.4
Other Derivatives:
Asset derivatives	Other current assets	$3.2
Liability derivatives	Accrued expenses and other	$0.1

9.	Indebtedness
Credit Facility
In March 2014, our $750.0 million senior unsecured revolving credit facility expired and was not renewed.

BIOGEN IDEC INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

10.	Equity
Total equity as of September 30, 2014 increased $1,810.0 million compared to December 31, 2013. This increase was primarily driven by net income attributable to Biogen Idec Inc. of $2,051.3 million and an increase in additional paid in capital resulting from our share-based compensation arrangements totaling $126.4 million, partially offset by repurchases of our common stock totaling $360.0 million.
Share Repurchases
In February 2011, our Board of Directors authorized the repurchase of up to 20.0 million shares of common stock. This authorization does not have an expiration date. During the nine months ended September 30, 2014, we repurchased approximately 1.2 million shares of common stock at a cost of $360.0 million for the purpose of share stabilization. During the nine months ended September 30, 2013, we repurchased approximately 2.0 million shares of common stock at a cost of $400.3 million.
Approximately 2.9 million shares of our common stock remain available for repurchase under the 2011 authorization.
Noncontrolling Interests
The following table reconciles equity attributable to noncontrolling interests (NCI):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In millions)	2014	2013	2014	2013
Noncontrolling interests, beginning of period	$3.9	$0.6	$0.6	$2.3
Net income (loss) attributable to NCI, net of tax	(0.7)	—	7.7	—
Fair value of net assets and liabilities acquired and assigned to NCI	—	—	4.0	—
Distribution to NCI	—	—	(9.1)	—
Deconsolidation of NCI	—	—	—	(1.7)
Noncontrolling interests, end of period	$3.2	$0.6	$3.2	$0.6

11.	Accumulated Other Comprehensive Income (Loss)
The following table summarizes the changes in accumulated other comprehensive income (loss), net of tax by component:

(In millions)	Unrealized Gains (Losses) on Securities Available for Sale	Unrealized Gains (Losses) on Foreign Currency Forward Contracts	Unfunded Status of Postretirement Benefit Plans	Translation Adjustments	Total
Balance, as of December 31, 2013	$5.6	$(23.7)	$(19.6)	$10.0	$(27.7)
Other comprehensive income (loss) before reclassifications	1.4	57.5	1.3	(71.2)	(11.0)
Amounts reclassified from accumulated other comprehensive income (loss)	(6.5)	7.3	—	—	0.8
Net current period other comprehensive income (loss)	(5.1)	64.8	1.3	(71.2)	(10.2)
Balance, as of September 30, 2014	$0.5	$41.1	$(18.3)	$(61.2)	$(38.0)

BIOGEN IDEC INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

(In millions)	Unrealized Gains (Losses) on Securities Available for Sale	Unrealized Gains (Losses) on Foreign Currency Forward Contracts	Unfunded Status of Postretirement Benefit Plans	Translation Adjustments	Total
Balance, as of December 31, 2012	$4.2	$(10.7)	$(21.7)	$(27.1)	$(55.3)
Other comprehensive income (loss) before reclassifications	14.1	(12.0)	3.2	17.2	22.5
Amounts reclassified from accumulated other comprehensive income (loss)	(2.9)	6.4	—	—	3.5
Net current period other comprehensive income (loss)	11.2	(5.6)	3.2	17.2	26.0
Balance, as of September 30, 2013	$15.4	$(16.3)	$(18.5)	$(9.9)	$(29.3)
The following table summarizes the amounts reclassified from accumulated other comprehensive income:

(In millions)	Income Statement Location	Amounts Reclassified from Accumulated Other Comprehensive Income
		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
		2014	2013	2014	2013
Gains (losses) on securities available for sale	Other income (expense)	$(0.1)	$0.2	$10.1	$4.5
	Income tax benefit (expense)	—	(0.1)	(3.6)	(1.6)

Gains (losses) on foreign currency forward contracts	Revenues	2.9	(7.3)	(7.1)	(6.1)
	Income tax benefit (expense)	(0.1)	—	(0.2)	(0.3)

Total reclassifications, net of tax		$2.7	$(7.2)	$(0.8)	$(3.5)

12.	Earnings per Share
Basic and diluted earnings per share are calculated as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In millions)	2014	2013	2014	2013
Numerator:
Net income attributable to Biogen Idec Inc.	$856.9	$487.6	$2,051.3	$1,405.0
Denominator:
Weighted average number of common shares outstanding	236.2	237.1	236.6	237.1
Effect of dilutive securities:
Stock options and employee stock purchase plan	0.1	0.2	0.1	0.4
Time-vested restricted stock units	0.5	0.7	0.5	0.7
Market stock units	0.2	0.3	0.2	0.3
Dilutive potential common shares	0.8	1.2	0.8	1.4
Shares used in calculating diluted earnings per share	237.0	238.3	237.4	238.5
Amounts excluded from the calculation of net income per diluted share because their effects were anti-dilutive were insignificant.

BIOGEN IDEC INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

13.	Share-based Payments
Share-based Compensation Expense
The following table summarizes share-based compensation expense included within our condensed consolidated statements of income:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In millions)	2014	2013	2014	2013
Research and development	$24.2	$20.7	$78.1	$69.6
Selling, general and administrative	34.7	39.9	115.5	119.5
Subtotal	58.9	60.6	193.6	189.1
Capitalized share-based compensation costs	(2.3)	(2.4)	(7.5)	(7.4)
Share-based compensation expense included in total cost and expenses	56.6	58.2	186.1	181.7
Income tax effect	(16.6)	(17.4)	(55.4)	(54.3)
Share-based compensation expense included in net income attributable to Biogen Idec Inc.	$40.0	$40.8	$130.7	$127.4
The following table summarizes share-based compensation expense associated with each of our share-based compensation programs:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In millions)	2014	2013	2014	2013
Stock options	$—	$0.1	$—	$0.5
Market stock units	7.1	12.2	30.2	27.2
Time-vested restricted stock units	28.2	25.3	86.6	77.2
Cash settled performance units	15.2	20.6	50.6	76.8
Performance units	5.7	—	16.0	—
Employee stock purchase plan	2.7	2.4	10.2	7.4
Subtotal	58.9	60.6	193.6	189.1
Capitalized share-based compensation costs	(2.3)	(2.4)	(7.5)	(7.4)
Share-based compensation expense included in total cost and expenses	$56.6	$58.2	$186.1	$181.7
Grants Under Share-based Compensation Plans
The following table summarizes our equity grants to employees, officers and directors under our current stock plans:

	For the Nine Months Ended September 30,
	2014	2013
Market stock units	236,000	268,000
Cash settled performance shares	182,000	273,000
Performance units	57,000	—
Time-vested restricted stock units	437,000	708,000

BIOGEN IDEC INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

The market stock units (MSUs) granted during the nine months ended September 30, 2014 primarily vest in three equal annual increments beginning on the anniversary of the grant date. For these grants, the performance multiplier is derived based on the stock price growth rate between the 30 calendar day average closing stock price on the grant date and the 30 calendar day average closing stock price leading up to and including each of the three vesting dates. These awards may ultimately earn between 0% and 200% of the target number of units granted based on actual stock performance. Any performance multiplier less than 50% results in no shares being earned for that respective tranche.
During the first quarter of 2014, we began granting performance-vested restricted stock units (PUs), which can be settled in cash or shares of our common stock at the sole discretion of the Compensation and Management Development Committee of the Board of Directors. PUs awarded to employees vest in three equal annual increments beginning on the anniversary of the grant date. The number of PUs granted represents the target number of units that are eligible to be earned based on the attainment of certain performance measures established at the beginning of the performance period, which ends on December 31st of each year. Participants may ultimately earn between 0% and 200% of the target number of units granted based on the degree of actual performance metric achievement, with no units being earned if the performance multiplier is below 50%. Accordingly, additional PUs may be issued or currently outstanding PUs may be cancelled upon final determination of the number of units earned. Settlement of PUs is based on the 30 calendar day average closing stock price through each vesting date once the actual vested and earned number of units is known.
In addition, for the nine months ended September 30, 2014, approximately 150,000 shares were issued under our employee stock purchase plan compared to approximately 208,000 shares issued in the prior year comparative period.

14.	Income Taxes
For the three and nine months ended September 30, 2014, our effective tax rate was 24.2% and 25.8% respectively, as compared to 27.4% and 22.5%, respectively, in the prior year comparative periods.
A reconciliation between the U.S. federal statutory tax rate and our effective tax rate is summarized as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Statutory rate	35.0%	35.0%	35.0%	35.0%
State taxes	1.2	2.5	1.2	3.7
Taxes on foreign earnings	(9.3)	(6.6)	(8.9)	(7.7)
Credits and net operating loss utilization	(0.6)	(2.2)	(0.8)	(3.0)
Purchased intangible assets	0.7	1.9	1.1	1.6
Manufacturing deduction	(2.0)	(2.5)	(1.9)	(8.0)
Other permanent items	0.4	(0.3)	0.4	1.0
Other	(1.2)	(0.4)	(0.3)	(0.1)
Effective tax rate	24.2%	27.4%	25.8%	22.5%
For the three months ended September 30, 2014, compared to the same period in 2013, the decrease in our income tax rate was due to a higher percentage of our income being earned outside the U.S. and an adjustment to our deferred tax liabilities to reflect a change in the effective tax rate of one of our subsidiaries, offset by a net adjustment to reflect the settlement of certain uncertain tax positions and the accrual of an uncertain tax position related to our transfer pricing items.
For the nine months ended September 30, 2014, compared to the same period in 2013, the increase in our income tax rate was primarily the result of a 2013 change in our uncertain tax position related to our U.S. federal manufacturing deduction and our unconsolidated joint business described below, lower current year expenses eligible for the orphan drug credit, partially offset by a higher percentage of our 2014 income being earned outside the U.S.
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
In October 2011, in conjunction with our examination, the IRS proposed a disallowance of approximately $130.0 million in deductions for tax years 2007, 2008 and 2009 related to payments for services provided by our wholly owned Danish subsidiary located in Hillerød, Denmark. We believe that these items represent valid deductible business expenses. We have initiated a mutual agreement procedure between the IRS and SKAT (the Danish tax authorities) for the years 2001 through 2009, in an attempt to reach agreement on the issue. In addition, we have applied for a bilateral advanced pricing agreement for the years 2010 through 2014 to resolve similar issues for the subsequent years.
During the nine months ended September 30, 2014, the net effect of adjustments to our uncertain tax positions was a net expense of $2.1 million. It is reasonably possible that we will adjust the value of our uncertain tax positions related to our unconsolidated joint business and certain transfer pricing issues as we receive additional information from various taxing authorities, including reaching settlements with the authorities. In addition, the IRS and other national tax authorities routinely examine our intercompany transfer pricing with respect to intellectual property related transactions and it is possible that they may disagree with one or more positions we have taken with respect to such valuations.

15.	Other Consolidated Financial Statement Detail
Other Income (Expense), Net
Components of other income (expense), net, are summarized as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In millions)	2014	2013	2014	2013
Interest income	$3.6	$1.5	$8.7	$6.7
Interest expense	(7.4)	(6.6)	(22.1)	(25.5)
Impairments of investments	—	—	—	(1.7)
Gain (loss) on investments, net	(3.1)	3.9	13.5	14.0
Foreign exchange gains (losses), net	(4.8)	(3.1)	(9.5)	(11.0)
Other, net	(4.6)	(0.3)	(7.6)	(12.0)
Total other income (expense), net	$(16.3)	$(4.6)	$(17.0)	$(29.5)

BIOGEN IDEC INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

Accrued Expenses and Other
Accrued expenses and other consists of the following:

(In millions)	As of September 30, 2014	As of December 31, 2013
Revenue-related rebates	$329.2	$264.9
Employee compensation and benefits	323.3	343.4
Current portion of contingent consideration obligations	219.3	29.0
Royalties and licensing fees	173.0	160.7
Deferred revenue	110.0	172.7
Clinical development expenses	61.1	55.2
Collaboration expenses	31.0	18.7
Construction in progress accrual	21.1	25.0
Other	276.2	285.6
Total accrued expenses and other	$1,544.2	$1,355.2
Other Long-Term Liabilities
Other long-term liabilities includes long-term taxes payable totaling approximately $187.7 million and long-term employee compensation and benefits of $178.1 million.

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
For the three and nine months ended September 30, 2014, the collaboration incurred development expenses totaling $7.4 million and $29.1 million, respectively, which is reflected as research and development expense within our condensed consolidated statements of income, as compared to $6.1 million and $16.8 million, respectively, in the prior year comparative periods. In addition, in the second quarter of 2014, we recorded a $10.0 million milestone payment in connection with the achievement of certain clinical goals in the Phase 1 trial of our BIIB037 program for Alzheimer’s disease, which was reflected as a charge to noncontrolling interests, net of tax, within our condensed consolidated statements of income.
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
In the Ataxion relationship, through our fixed price option to purchase the company, purchases of equity and presence on the program advisory committee, we are deemed to be the primary beneficiary of Ataxion, a variable interest entity. Therefore, we consolidate the results of Ataxion. As part of the initial consolidation of Ataxion, we recorded an IPR&D intangible asset of $3.5 million and assigned that amount to minority interest within our shareholders' equity.
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
As of September 30, 2014 and December 31, 2013, the total carrying value of our investments in biotechnology companies that we have determined to be variable interest entities, but do not consolidate as we do not have the power to direct their activities, totaled $6.4 million and $5.5 million, respectively. Our maximum exposure to loss related to these variable interest entities is limited to the carrying value of our investments.
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
Eisai Co., Ltd.
On March 4, 2014 we entered into a collaboration with Eisai Co., Ltd. (Eisai) to jointly develop and commercialize two Eisai product candidates for the treatment of Alzheimer’s disease. The agreement also provides Eisai with an option to jointly develop and commercialize two of our candidates for Alzheimer’s disease, the anti-amyloid beta antibody BIIB037 and an anti-tau monoclonal antibody upon the exchange of clinical data on the current stage of development. For additional information related to our candidates for Alzheimer’s disease, please read about our relationship with Neurimmune in Note 16, Investments in Variable Interest Entities to these condensed consolidated financial statements.
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

BIOGEN IDEC INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

We paid $100.0 million upon closing and recorded $17.7 million reflecting the fair value of the options granted under the agreement, both of which were classified as research and development expense within our condensed consolidated statements of income. During the second quarter of 2014, Eisai exercised its option to expand the joint development and commercialization activities to include Japan and we paid Eisai an additional $35.0 million. We recorded $21.6 million in the second quarter of 2014 as research and development expense within our condensed consolidated statements of income, which represented the difference between the payment made upon exercise of the option and the fair value of that option recorded as research and development expense upon closing of the agreement in the first quarter of 2014. We could pay up to an additional $1.0 billion based on the future achievement of certain development, regulatory and commercial milestones.
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
Isis Pharmaceuticals, Inc.
In January 2012, we entered into an exclusive, worldwide option and collaboration agreement with Isis Pharmaceuticals, Inc. (Isis) under which both companies will develop and commercialize Isis’ product candidate for the treatment of spinal muscular atrophy (SMA). Under the agreement, we agreed to pay up to $45.0 million related to the clinical development of ISIS-SMNRx. For additional information related to our agreements with Isis, please read Note 20, Collaborative and Other Relationships to our consolidated financial statements included within our 2013 Form 10-K.
In January 2014, we amended the agreement and agreed to pay additional clinical trial costs up to approximately $45.0 million related to the development of ISIS-SMNRx through studies which Isis will be responsible for performing. In October 2014, we amended the development plan of ISIS-SMNRx and agreed to pay up to an additional $23.0 million in clinical trial costs related to the development of ISIS-SMNRx. Consistent with the initial agreement, Isis remains responsible for conducting the pivotal/Phase 3 trials. We will recognize these payments as research and development expenses as the trial costs are incurred. We are providing input on the clinical trial design and regulatory strategy for the development of ISIS-SMNRx. We have an option to license ISIS-SMNRx following completion and data review of the first successful Phase 2/3 trial or completion of both Phase 2/3 trials.
Samsung Bioepis
In February 2012, we entered into a joint venture agreement with Samsung BioLogics Co. Ltd. (Samsung Biologics), establishing an entity, Samsung Bioepis, to develop, manufacture and market biosimilar pharmaceuticals. Under the terms of the joint venture agreement, Samsung Biologics agreed to contribute 280.5 billion South Korean won (approximately $250.0 million) for an 85% stake in Samsung Bioepis and we agreed to contribute approximately 49.5 billion South Korean won (approximately $45.0 million) for a 15% ownership interest. Our investment is limited to this contribution as we have no obligation to provide any additional funding. As of September 30, 2014, our ownership interest has decreased to approximately 12% as Samsung Bioepis secured additional equity financing from Samsung Biologics and we did not participate in such financing. We maintain an option to purchase additional stock in Samsung Bioepis that would allow us to increase our ownership percentage up to 49.9%. The exercise of this option is within our control and is based on paying for 49.9% of the total investment made to Samsung Bioepis in excess of what we have already contributed, plus interest.
On December 17, 2013, pursuant to our rights under the joint venture agreement with Samsung Biologics, we entered into an agreement with Samsung Bioepis to commercialize anti-TNF biosimilar product candidates in Europe. Under the terms of this agreement, we paid $36.0 million, which was recorded as a research and development expense within our condensed consolidated statements of income as the programs they relate to had not achieved regulatory approval. Samsung Bioepis is

BIOGEN IDEC INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

eligible to receive an additional $85.0 million in additional milestones related to clinical development and regulatory approval of the product candidates. Upon commercialization, there will be a 50% profit share with Samsung Bioepis.
As of September 30, 2014 and December 31, 2013, the carrying value of our investment in Samsung Bioepis totaled 11.1 billion and 25.2 billion South Korean won (approximately $11.0 million and $23.9 million), respectively, which is classified as a component of investments and other assets within our condensed consolidated balance sheets. Based on our level of influence over Samsung Bioepis, we account for this investment under the equity method of accounting and we recognize our share of the results of operations related to our investment in Samsung Bioepis one quarter in arrears when the results of the entity become available, which is reflected as equity in loss of investee, net of tax within our condensed consolidated statements of income. During the three and nine months ended September 30, 2014, we recognized a loss on our investment of $5.4 million and $14.9 million, respectively, as compared to $6.2 million and $12.3 million, respectively, in the prior year comparative periods.
Simultaneous with the formation of Samsung Bioepis, we also entered into a license agreement, a technical development services agreement and a manufacturing agreement with Samsung Bioepis. For the three and nine months ended September 30, 2014, we recognized $21.3 million and $57.8 million, respectively, in other revenues in relation to these services, as compared to $4.3 million and $18.5 million, respectively, in the prior year comparative periods, which is reflected as a component of other revenues within our condensed consolidated statement of income.
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
Italian National Medicines Agency
In the fourth quarter of 2011, Biogen Idec Italia SRL received notice from the Italian National Medicines Agency (Agenzia Italiana del Farmaco or AIFA) that sales of TYSABRI after mid-February 2009 exceeded a reimbursement limit established pursuant to a Price Determination Resolution (Price Resolution) granted by AIFA in December 2006. On December 23, 2011, we filed an appeal in the Regional Administrative Tribunal of Lazio (Il Tribunale Amministrativo Regionale per il Lazio) in Rome seeking a ruling that the reimbursement limit in the Price Resolution should apply as written to only “the first 24 months” of TYSABRI sales, which ended in mid-February 2009. The appeal is still pending. Earlier this year AIFA approved a resolution affirming that that there is no reimbursement limit from and after February 2013. AIFA and Biogen Idec Italia SRL are discussing a possible resolution for the period from mid-February 2009 through January 2013.
Average Manufacturer Price Litigation
On September 6, 2011, we and several other pharmaceutical companies were served with a complaint originally filed under seal on October 28, 2008 in the United States District Court for the Eastern District of Pennsylvania by Ronald Streck on behalf of himself and the United States, 24 states and the District of Columbia (collectively the “States”). The complaint alleges that Biogen Idec violated the False Claims Act, 31 U.S.C. § 3729 et seq. and local statutory counterparts by under reporting Average Manufacturer Price (AMP) information to the Centers for Medicare and Medicaid Services. The United States and the

BIOGEN IDEC INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

States have declined to intervene. We believe we have good and valid defenses. We have not formed an opinion that an unfavorable outcome under the remaining claims is either “probable” or “remote”.
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
In 2006, we acquired Fumapharm AG. As part of this acquisition we acquired Fumapharm Products. We are required to make additional contingent payments to former shareholders of Fumapharm AG based on the attainment of certain cumulative sales levels of Fumapharm Products, with the amount of each payment based on the level of total net sales of Fumapharm Products in the prior twelve month period, as defined in the acquisition agreement:

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
These payments will be accounted for as an increase to goodwill as incurred, in accordance with the accounting standard applicable to business combinations when we acquired Fumapharm. Any portion of the payment which is tax deductible will be recorded as a reduction to goodwill. Payments are due within 60 days following the end of the quarter in which the applicable cumulative sales level has been reached. During the nine months ended September 30, 2014, we paid a $25.0 million contingent payment as we reached the $1.0 billion cumulative sales level related to the Fumapharm Products in 2013, a $150.0 million contingent payment as we reached the $2.0 billion cumulative sales level related to Fumapharm Products in the second quarter of 2014 and accrued $200.0 million upon reaching $3.0 billion in total cumulative sales of Fumapharm Products, in the third quarter of 2014.

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
Our current revenues depend upon continued sales of our principal products, AVONEX, TECFIDERA, TYSABRI, and RITUXAN. We may be substantially dependent on sales from our principal products for many years, including an increasing reliance on sales of TECFIDERA as we expand into additional markets. In the longer term, our revenue growth will be dependent upon the successful clinical development, regulatory approval and launch of new commercial products, our ability to obtain and maintain patents and other rights related to our marketed products and assets originating from our research and development efforts, and successful execution of external business development opportunities. As part of our ongoing research and development efforts, we have devoted significant resources to conducting clinical studies to advance the development of new pharmaceutical products and to explore the utility of our existing products in treating disorders beyond those currently approved in their labels.
Financial Highlights
The following table is a summary of financial results achieved:

	For the Three Months Ended September 30,
(In millions, except per share amounts and percentages)	2014 (1)	2013	Change %
Total revenues	$2,511.4	$1,827.8	37.4%
Income from operations	$1,152.6	$684.5	68.4%
Net income attributable to Biogen Idec Inc.	$856.9	$487.6	75.7%
Diluted earnings per share attributable to Biogen Idec Inc.	$3.62	$2.05	76.7%

(1)
Total revenues for the three months ended September 30, 2014, includes $25.3 million of net revenues related to sales of ALPROLIX for the treatment of hemophilia B and $21.6 million of net revenues related to sales of ELOCTATE for the treatment of hemophilia A. Commercial sales of ALPROLIX commenced in the second quarter of 2014 and commercial sales of ELOCTATE commenced in the third quarter of 2014.

As described below under “Results of Operations,” our operating results for the three months ended September 30, 2014 reflect the following:

•	Worldwide AVONEX revenues totaled $741.8 million in the third quarter of 2014, representing an increase of 1.1% over the same period in 2013.

•	Worldwide PLEGRIDY revenues totaled $3.4 million in the third quarter of 2014, all of which were derived from the E.U.

•	Worldwide TECFIDERA revenues totaled $787.1 million in the third quarter of 2014, representing an increase of 174.8% over the same period in 2013.

•	Worldwide TYSABRI revenues totaled $501.2 million in the third quarter of 2014, representing an increase of 25.0% over the same period in 2013.

•	Worldwide ALPROLIX revenues totaled $25.3 million in the third quarter of 2014.

•	Worldwide ELOCTATE revenues totaled $21.6 million in the third quarter of 2014, all of which were derived from the U.S.

•	Our share of RITUXAN and GAZYVA operating profits totaled $290.7 million in the third quarter of 2014, representing a decrease of 4.1% over the same period in 2013.

•
Total cost and expenses increased 18.5% in the third quarter of 2014, compared to the same period in 2013. This increase resulted from a 40.6% increase in selling, general and administrative expense, a 28.9% increase in cost of sales, a 1.7% increase in research and development expense, a 22.4% increase in the amortization of acquired intangible assets and an increase in the gain on fair value remeasurement of contingent consideration.

Higher selling, general and administrative expense resulted from increased costs incurred in connection with our recent product launches. The increase in cost of sales is primarily driven by higher unit sales volume, including recent product launches and higher contingent payments due to Elan. The increase in research and development expense was primarily related to an increase in costs incurred in connection with our early stage programs, partially offset by an upfront payment made to Isis in September 2013 upon entering into a six year research collaboration.
During the three months ended September 30, 2014, we updated the probabilities of success related to the early stage programs acquired through our recent acquisitions. This change in probability of success, combined with a delay in one of the projects, resulted in an impairment loss in one of our in-process research and development (IPR&D) assets that was included in amortization of acquired intangible assets. In addition, we have adjusted the value of our contingent consideration liabilities related to those acquired early stage programs resulting in net gains that were recorded in (gain) loss on fair value remeasurement of contingent consideration.
We generated $2,009.3 million of net cash flows from operations for the nine months ended September 30, 2014, which were primarily driven by earnings offset by an increase in working capital. Cash, cash equivalents and marketable securities totaled approximately $3,232.8 million as of September 30, 2014.
Business Environment
We conduct our business within the biopharmaceutical industry, which is highly competitive. Many of our competitors are working to develop or have commercialized products similar to those we market or are developing. In addition, the commercialization of certain of our own approved MS products and pipeline product candidates may negatively impact future sales of our MS products. Our products may also face increased competitive pressures from the emergence of biosimilars, gene therapies, generic versions or related prodrug derivatives.
Global economic conditions continue to present challenges for our industry. Governments in some international markets where we operate have implemented austerity measures to constrain the overall level of government expenditures. These measures, which include efforts aimed at reforming health care coverage and reducing health care costs, particularly in certain countries in Europe, continue to exert pressure on product pricing, have delayed reimbursement for some of our products, and in some countries, has negatively impacted our revenues and results of operations. In the U.S., federal and state legislatures, health agencies and third-party payors continue to focus on containing the cost of health care. Legislative and regulatory proposals and enactments to reform health care insurance programs could significantly influence the manner in which our products are prescribed and purchased. It is possible that additional health care reform measures will be adopted in the future, which could result in increased pricing pressure and reduced reimbursement for our products and otherwise have an adverse impact on our financial position or results of operations. For additional information about certain risks that could negatively impact our financial position or future results of operations, please read the “Risk Factors” section of this report.
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

During the three months ended September 30, 2014, the Internal Revenue Service issued final regulations related to the Branded Pharmaceutical Drug (BPD) Fee, which had the effect of changing the recognition of the fee for accounting purposes, from the period in which the fee was paid, to the period when the sale occurs. Our products that are subject to the BPD fee include PLEGRIDY, TECFIDERA, TYSABRI and RITUXAN. As a result of these final regulations, we recognized an incremental BPD fee of $39.5 million during the three months ended September 30, 2014 for the periods 2013 through the end of this quarter. The final regulations did not change the timing of payments.
Key Pipeline and Product Developments
PLEGRIDY
In July 2014, the European Commission (EC) granted marketing authorization for PLEGRIDY as a treatment for adults with relapsing forms of MS (RRMS). PLEGRIDY was also approved by the U.S. Food and Drug Administration (FDA) as a treatment for adults with RRMS in August 2014.
TECFIDERA
In February 2014, the EC approved the use of TECFIDERA in the E.U. as a first-line oral treatment for people with RRMS.
TYSABRI
In March 2014, we received marketing approval for TYSABRI in Japan.
ZINBRYTA (Daclizumab High Yield Process)
In June 2014, we announced positive top-line results from the Phase 3 DECIDE clinical trial, which investigated ZINBRYTA as a potential once-monthly, subcutaneous treatment for RRMS. Results showed that ZINBRYTA was superior on the study's primary endpoint, demonstrating a statistically significant reduction in annualized relapse rates when compared to interferon beta-1a (AVONEX).
ALPROLIX
In March 2014, the FDA approved the use of ALPROLIX for the control and prevention of bleeding episodes, perioperative management and routine prophylaxis in adults and children with hemophilia B. ALPROLIX was also approved for the treatment of hemophilia B in Canada in March 2014, Australia in May 2014 and Japan in June 2014.
ELOCTATE
In June 2014, the FDA approved the use of ELOCTATE for the control and prevention of bleeding episodes, perioperative management and routine prophylaxis in adults and children with hemophilia A. ELOCTATE was also approved for the treatment of hemophilia A in Australia in June 2014 and Canada in August 2014.
In October 2014, we submitted a marketing authorization application for ELOCTA to the European Medicines Agency. ELOCTA is the approved trade name for ELOCTATE in the E.U.
Results of Operations
Revenues
Revenues are summarized as follows:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
(In millions, except percentages)	2014		2013		2014		2013
Product revenues:
United States	$1,442.5	57.4%	$972.9	53.2%	$3,956.0	56.0%	$2,465.4	49.6%
Rest of world	674.8	26.9%	480.7	26.3%	1,960.4	27.8%	1,469.9	29.6%
Total product revenues	2,117.3	84.3%	1,453.6	79.5%	5,916.4	83.8%	3,935.3	79.2%
Unconsolidated joint business	290.7	11.6%	303.2	16.6%	890.9	12.6%	856.6	17.2%
Other revenues	103.4	4.1%	71.0	3.9%	255.3	3.6%	174.5	3.5%
Total revenues	$2,511.4	100.0%	$1,827.8	100.0%	$7,062.6	100.0%	$4,966.4	100.0%

Product Revenues
Product revenues are summarized as follows:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
(In millions, except percentages)	2014		2013		2014		2013
Multiple Sclerosis (MS):
AVONEX	$741.8	35.0%	$733.4	50.5%	$2,277.1	38.5%	$2,253.9	57.3%
PLEGRIDY	3.4	0.2%	—	—%	3.4	0.1%	—	—%
TECFIDERA	787.1	37.2%	286.4	19.7%	1,993.2	33.7%	478.5	12.2%
TYSABRI	501.2	23.7%	401.0	27.6%	1,475.6	24.9%	1,100.0	28.0%
Hemophilia:
ALPROLIX	25.3	1.2%	—	—%	35.7	0.6%	—	—%
ELOCTATE	21.6	1.0%	—	—%	21.6	0.4%	—	—%
Other product revenues	36.9	1.7%	32.8	2.3%	109.8	1.9%	102.9	2.6%
Total product revenues	$2,117.3	100.0%	$1,453.6	100.0%	$5,916.4	100.0%	$3,935.3	100.0%
Multiple Sclerosis (MS)
AVONEX and PLEGRIDY
Revenues from AVONEX and PLEGRIDY are summarized as follows:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
(In millions, except percentages)	2014	2013	Change %	2014	2013	Change %
AVONEX:
United States	$482.3	$456.7	5.6%	$1,456.0	$1,427.6	2.0%
Rest of world	259.5	276.7	(6.2)%	821.1	826.3	(0.6)%
Total AVONEX revenues	$741.8	$733.4	1.1%	$2,277.1	$2,253.9	1.0%
PLEGRIDY (1):
United States	$—	$—	**	$—	$—	**
Rest of world	3.4	—	**	3.4	—	**
Total PLEGRIDY revenues	$3.4	$—	**	$3.4	$—	**
(1) Commercial sales of PLEGRIDY in the E.U. commenced in the third quarter of 2014 and are expected to commence in the U.S. in the fourth quarter of 2014.
For the three and nine months ended September 30, 2014, compared to the same periods in 2013, the increase in U.S. AVONEX revenues was primarily due to price increases, partially offset by decreases in unit sales volume of 5% and 11%, respectively, which were due in part to patients transitioning to oral therapies including TECFIDERA.
For the three months ended September 30, 2014, compared to the same period in 2013, the decrease in rest of world AVONEX revenues was primarily due to decreased unit demand in Europe primarily attributable to patients transitioning to oral therapies including TECFIDERA, decreased unit demand in the Emerging Markets region and pricing reductions in some countries, partially offset by a favorable net price in Germany due to a lower mandatory rebate. For the nine months ended September 30, 2014, compared to the same period in 2013, the decrease in rest of world AVONEX revenues was primarily due to decreased unit demand in Europe primarily attributable to patients transitioning to oral therapies including TECFIDERA and pricing reductions in some countries, partially offset by increased unit demand in the Emerging Markets region and a favorable net price in Germany due to a lower mandatory rebate. Rest of world AVONEX revenue for the three and nine months ended September 30, 2014, compared to the same periods in 2013, also reflects gains recognized in relation to the settlement of certain cash flow hedge instruments under our foreign currency hedging program as well as the positive impact of foreign currency exchange rates.

We expect AVONEX to continue facing increased competition in the MS marketplace in both the U.S. and rest of world. We and a number of other companies have commercialized or are working to develop additional treatments for MS, including oral and other alternative formulations that may compete with AVONEX. The launch and growth of TECFIDERA and PLEGRIDY and the commercialization of certain of our own potential products may also negatively impact future sales of AVONEX. Increased competition also may lead to reduced unit sales of AVONEX, as well as increasing price pressures.
TECFIDERA
Revenues from TECFIDERA are summarized as follows:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
(In millions, except percentages)	2014	2013	Change %	2014	2013	Change %
United States (1)	$638.3	$284.0	124.8%	$1,683.5	$474.3	254.9%
Rest of world (2)	148.8	2.4	**	309.7	4.2	**
Total TECFIDERA revenues	$787.1	$286.4	174.8%	$1,993.2	$478.5	316.6%
(1) U.S. sales began in April 2013.
(2) Commercial sales of TECFIDERA in Germany commenced in the first quarter of 2014.
For the three and nine months ended September 30, 2014, compared to the same periods in 2013, the increase in U.S. TECFIDERA revenues was primarily due to increases in unit sales volume.
We have a relatively limited product history for TECFIDERA. Therefore, it remains difficult to estimate trends of future product sales of TECFIDERA and the resulting impact on sales and market share of our other therapies, including other competing MS therapies.
TYSABRI
Revenues from TYSABRI are summarized as follows:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
(In millions, except percentages)	2014	2013	Change %	2014	2013	Change %
United States	$275.2	$232.2	18.5%	$759.4	$563.5	34.8%
Rest of world	226.0	168.8	33.9%	716.2	536.5	33.5%
Total TYSABRI revenues	$501.2	$401.0	25.0%	$1,475.6	$1,100.0	34.1%
For the three months ended September 30, 2014, compared to the same period in 2013, the increase in U.S. TYSABRI revenues was primarily due to price increases and a 9% increase in unit sales volume related to an extra shipping week in the quarter, partially offset by patients transitioning to oral therapies including TECFIDERA.
For the nine months ended September 30, 2014, compared to the same period in 2013, the increase in U.S. TYSABRI revenues was primarily due to our recognition, starting in April 2013, of 100% of net revenues on TYSABRI in-market sales due to our acquisition of the remaining TYSABRI rights from Elan and price increases, partially offset by a 4% decrease in unit sales volume. Based on data reported by Elan for 2013 and our sales to third party customers, total U.S. TYSABRI in-market sales were $707.5 million for the nine months ended September 30, 2013. The increase in U.S. TYSABRI in-market sales for the nine months ended September 30, 2014, compared to the prior year comparative period, was primarily due to price increases, partially offset by patients transitioning to oral therapies including TECFIDERA.
For the three months ended September 30, 2014, compared to the same period in 2013, the increase in rest of world TYSABRI revenues was primarily due to a favorable net price in Germany as the mandatory rebate percentage was reduced, finalizing the pricing agreement for TYSABRI in Italy as discussed below, volume increases primarily in Europe and the timing of a shipment in Brazil, a tender market. For the nine months ended September 30, 2014, compared to the same period in 2013, the increase in rest of world TYSABRI revenues was primarily due to the recognition of $53.5 million of revenue previously deferred in Italy relating to the pricing agreement with AIFA as discussed below, a favorable net price in Germany as the mandatory rebate percentage was reduced, volume increases primarily in Europe and a reduction to revenue of EUR15.4 million that was recorded in the prior year relating to sales in Italy, partially offset by pricing reductions in some countries. Rest of world TYSABRI revenue for the three and nine months ended September 30, 2014, compared to the same periods in 2013, also reflects gains recognized in relation to the settlement of certain cash flow hedge instruments under our foreign currency hedging program as well as the positive impact of foreign currency exchange rates.

For information relating to our agreement with AIFA relating to sales of TYSABRI in Italy, please read Note 2, Accounts Receivable to our condensed consolidated financial statements included in this report. As described in Note 2, in June 2014, AIFA approved a resolution, effective for a 24 month term, setting the price for TYSABRI in Italy. The resolution also eliminated the reimbursement limit from February 2013 onward.
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
Hemophilia
ALPROLIX
Revenues from ALPROLIX are summarized as follows:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
(In millions, except percentages)	2014	2013	Change %	2014	2013	Change %
United States (1)	$25.1	$—	**	$35.5	$—	**
Rest of world	0.2	—	**	0.2	—	**
Total ALPROLIX revenues	$25.3	$—	**	$35.7	$—	**
(1) Commercial sales of ALPROLIX in the U.S. commenced in the second quarter of 2014.
ELOCTATE
Revenues from ELOCTATE are summarized as follows:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
(In millions, except percentages)	2014	2013	Change %	2014	2013	Change %
United States (1)	$21.6	$—	**	$21.6	$—	**
Rest of world	—	—	**	—	—	**
Total ELOCTATE revenues	$21.6	$—	**	$21.6	$—	**
(1) Commercial sales of ELOCTATE in the U.S. commenced in the third quarter of 2014.
Other Product Revenues
Other product revenues are summarized as follows:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
(In millions, except percentages)	2014	2013	Change %	2014	2013	Change %
FAMPYRA	$20.4	$16.7	22.2%	$61.7	$56.7	8.8%
FUMADERM	16.5	16.1	2.5%	48.1	46.2	4.1%
Total other product revenues	$36.9	$32.8	12.5%	$109.8	$102.9	6.7%
We have a license from Acorda Therapeutics, Inc. (Acorda) to develop and commercialize FAMPYRA in all markets outside the U.S. For information about our relationship with Acorda, please read Note 20, Collaborative and Other Relationships to our consolidated financial statements included within our 2013 Form 10-K.

For the three months ended September 30, 2014, compared to the same period in 2013, the increase in FAMPYRA revenue was primarily due to increased demand. For the nine months ended September 30, 2014, compared to the same period in 2013, the increase in FAMPYRA revenue was primarily due to increased demand, partially offset by the recognition of deferred revenue in the prior year comparative period. FAMPYRA revenues for the nine months ended September 30, 2013 included the recognition of revenues previously deferred in Germany as a result of finalizing a contract that included the final negotiated fixed price, which was higher than the lowest point of the initial range cited by the German pricing authority.
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
Revenues from unconsolidated joint business are summarized as follows:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
(In millions, except percentages)	2014	2013	Change %	2014	2013	Change %
Biogen Idec's share of profits in the U.S. for RITUXAN and GAZYVA (1)	$270.5	$281.7	(4.0)%	$828.5	$832.8	(0.5)%
Reimbursement of selling and development expenses in the U.S. for RITUXAN	0.5	0.5	—%	2.6	1.8	44.4%
Revenue on sales in the rest of world for RITUXAN	19.7	21.0	(6.2)%	59.8	22.0	171.8%
Total unconsolidated joint business revenues	$290.7	$303.2	(4.1)%	$890.9	$856.6	4.0%
(1) GAZYVA was approved by the FDA in November 2013.
Biogen Idec’s Share of Pre-tax Profits in the U.S. for RITUXAN and GAZYVA
The following table provides a summary of amounts comprising our share of pre-tax profits on RITUXAN and GAZYVA in the U.S.:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
(In millions, except percentages)	2014	2013	Change %	2014	2013	Change %
Product revenues, net	$917.3	$947.5	(3.2)%	$2,684.5	$2,622.8	2.4%
Cost and expenses	244.3	155.1	57.5%	610.7	440.2	38.7%
Pre-tax profits in the U.S. for RITUXAN and GAZYVA	673.0	792.4	(15.1)%	2,073.8	2,182.6	(5.0)%
Biogen Idec's share of pre-tax profits in the U.S. for RITUXAN and GAZYVA	$270.5	$281.7	(4.0)%	$828.5	$832.8	(0.5)%
For the three months ended September 30, 2014, compared to the same period in 2013, the decrease in U.S. product revenues was primarily due to the recognition of $94.9 million in net revenues in the three months ended September 30, 2013 resulting from the July 2013 issuance by the Department of Health and Human Services of its final rule on the Exclusion of Orphan Drugs for Certain Covered Entities Under 340B Program, partially offset by price increases. For the nine months ended September 30, 2014, compared to the same period in 2013, the increase in U.S. product revenues was primarily due to price increases.

Collaboration costs and expenses for the three and nine months ended September 30, 2014, compared to the same periods in 2013, increased primarily due to the recognition of $52.5 million of additional BPD fee expense as well as GAZYVA sales and marketing and research and development expenses. For additional information related to the BPD fee, please read "The Patient Protection and Affordable Care Act" section of this report. Upon the first marketing approval of GAZYVA by the FDA, we began recognizing all activity, including sales and marketing and research and development expenses related to the GAZYVA program in unconsolidated joint business within our condensed consolidated statements of income. Prior to its first regulatory approval, we recognized our share of GAZYVA development and commercialization expenses as research and development expense and selling, general and administrative expense, respectively, within our condensed consolidated statements of income.
Revenue on Sales in the Rest of World for RITUXAN
Revenue on sales in the rest of world for RITUXAN consists of our share of pre-tax co-promotion profits on RITUXAN in Canada and royalty revenue on sales outside the U.S. and Canada. For the three months ended September 30, 2014, compared to the same period in 2013, revenue on sales in the rest of world for RITUXAN decreased due to the expiration of royalties in the prior year. For the nine months ended September 30, 2014 compared to the same period in 2013, revenue on sales in the rest of world for RITUXAN increased primarily due to the prior year recognition of a $37.6 million charge for damages and interest awarded to Hoechst. During the first quarter of 2013, we reduced our share of RITUXAN revenues from unconsolidated joint business to reflect our share of the royalties and interest awarded to Hoechst in its arbitration with Genentech as described in Note 21, Litigation to our consolidated financial statements included within our 2013 Form 10-K.
The royalty period for sales in the rest of world is 11 years from the first commercial sale of such product on a country-by-country basis. The royalty periods for the substantial portion of the royalty-bearing sales in the rest of world markets expired during 2012 and 2013. We expect future revenue on sales of RITUXAN in the rest of world will be limited to our share of pre-tax co-promotion profits in Canada.
Other Revenues
Other revenues are summarized as follows:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
(In millions, except percentages)	2014	2013	Change %	2014	2013	Change %
Royalty revenues	$67.1	$54.2	23.8%	$145.3	$125.1	16.1%
Corporate partner revenues	36.3	16.8	116.1%	110.0	49.4	122.7%
Total other revenues	$103.4	$71.0	45.6%	$255.3	$174.5	46.3%
Royalty Revenues
We receive royalties from net sales on products related to patents that we licensed. Our most significant source of royalty revenue is derived from net worldwide sales of ANGIOMAX, which is licensed to The Medicines Company (TMC). Royalty revenues from the net worldwide sales of ANGIOMAX are recognized in an amount equal to the level of net sales achieved during a calendar year multiplied by the royalty rate in effect for that tier under our agreement with TMC. The royalty rate increases based upon which tier of total net sales are earned in any calendar year. For the three and nine months ended September 30, 2014, compared to the same periods in 2013, royalty revenues increased due to an increase in the net worldwide sales of ANGIOMAX as well as an increase in net sales of certain other licensed products.
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
For the three months ended September 30, 2014, compared to the same period in 2013, the increase in corporate partner revenues was primarily due to increased revenue from our biosimilar arrangements. For the nine months ended September 30, 2014, compared to the same period in 2013, the increase in corporate partner revenue was primarily due to higher contract manufacturing revenue and increased revenue from our biosimilar arrangements, partially offset by lower revenue associated with our ZEVALIN supply agreement. An amendment to our ZEVALIN supply agreement in 2013 resulted in the delivery of our remaining ZEVALIN inventory and the recognition of a previously deferred amount during the nine months ended September 30, 2013. ZEVALIN is a program we sold in 2007 but have continued to manufacture. As part of the amendment, we committed to one additional ZEVALIN manufacturing campaign, which was completed in the third quarter of 2014.
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
Reserves for discounts, contractual adjustments and returns that reduced gross product revenues are summarized as follows:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
(In millions, except percentages)	2014	2013	Change %	2014	2013	Change %
Discounts	$86.8	$68.1	27.5%	$247.6	$160.6	54.2%
Contractual adjustments	305.8	234.2	30.6%	890.7	583.5	52.6%
Returns	22.6	5.9	283.1%	42.7	16.9	152.7%
Total allowances	$415.2	$308.2	34.7%	$1,181.0	$761.0	55.2%
Gross product revenues	$2,532.6	$1,761.8	43.8%	$7,097.4	$4,696.3	51.1%
Percent of gross product revenues	16.4%	17.5%		16.6%	16.2%
During 2014, we reclassified prior year amounts related to our AVONEX co-pay programs from discounts to contractual adjustments. For the three and nine months ended September 30, 2013, we reclassified $18.9 million and $41.5 million, respectively.
As a result of our acquisition of TYSABRI rights from Elan, we began recognizing reserves for discounts and allowances for U.S. TYSABRI revenue in the second quarter of 2013. Prior periods included reserves for discounts and allowances for rest of world TYSABRI revenue and worldwide AVONEX revenue. In addition, following our commercial launches of recent products, we began recognizing reserves for discounts and allowances related to these products' revenue. Gross product revenues for the nine months ended September 30, 2013 include sales of TYSABRI to Elan in the first quarter of 2013 under our collaboration agreement, which did not have any corresponding reserves for discounts and allowances.
Discounts include trade term discounts and wholesaler incentives. For the three and nine months ended September 30, 2014, compared to the same periods in 2013, the increase in discounts was primarily driven by the above noted product additions.

Contractual adjustments relate to Medicaid and managed care rebates, VA, PHS discounts and other government rebates or applicable allowances. In addition to the above noted product additions, for the three and nine months ended September 30, 2014, compared to the same periods in 2013, the increase in contractual adjustments was primarily due to an increase in managed care rebates and U.S. governmental rebates and allowances as a result of price increases.
Product return reserves are established for returns made by wholesalers. In accordance with contractual terms, U.S. wholesalers are permitted to return product for reasons such as damaged or expired product. The majority of wholesaler returns are due to product expiration. Reserves for product returns are recorded in the period the related revenue is recognized, resulting in a reduction to product sales. For the three and nine months ended September 30, 2014 compared to the same periods in 2013, return reserves increased primarily due to our acquisition of TYSABRI rights, the start of commercial sales of TECFIDERA and increased return rates for prior year AVONEX shipments.
For additional information related to our reserves, please read Note 5, Reserves for Discounts and Allowances to our consolidated financial statements included within our 2013 Form 10-K.
Cost and Expenses
A summary of total cost and expenses is as follows:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
(In millions, except percentages)	2014	2013	Change %	2014	2013	Change %
Cost of sales, excluding amortization of acquired intangible assets	$302.6	$234.7	28.9%	$873.8	$599.2	45.8%
Research and development	417.2	410.0	1.7%	1,393.3	1,021.8	36.4%
Selling, general and administrative	570.4	405.6	40.6%	1,658.7	1,189.2	39.5%
Amortization of acquired intangible assets	122.4	100.0	22.4%	382.5	233.5	63.8%
Collaboration profit sharing	—	—	**	—	85.4	(100.0)%
(Gain) loss on fair value remeasurement of contingent consideration	(49.4)	(0.1)	**	(46.2)	(3.0)	**
Total cost and expenses	$1,363.2	$1,150.2	18.5%	$4,262.1	$3,126.1	36.3%
Cost of Sales, Excluding Amortization of Acquired Intangible Assets

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
(In millions, except percentages)	2014	2013	Change %	2014	2013	Change %
Product cost of sales	$149.7	$116.5	28.5%	$431.4	$297.4	45.1%
Royalty cost of sales	152.9	118.2	29.4%	442.4	301.8	46.6%
Total cost of sales	$302.6	$234.7	28.9%	$873.8	$599.2	45.8%
For the three and nine months ended September 30, 2014, compared to the same periods in 2013, the increase in product cost of sales was driven by higher unit sales volume, including recent product launches and our contract manufacturing and biosimilars manufacturing arrangements.
For the three months ended September 30, 2014, compared to the same period in 2013, the increase in royalty cost of sales was driven by an increase in the contractual rate on TYSABRI contingent payments due to Elan. For the nine months ended September 30, 2014, compared to the same period in 2013, the increase in royalty cost of sales was primarily driven by our acquisition of TYSABRI rights, partially offset by the expiration of a third party royalty related to AVONEX. Commencing in the second quarter of 2013, we began recording 100% of cost of sales and third party royalties of TYSABRI, which previously were shared with Elan. Our contingent payments due to Elan are also recorded as a component of royalty cost of sales. For additional information on the contingent payments due to Elan, please read Note 2, Acquisitions to our consolidated financial statements included within our 2013 Form 10-K.
Inventory amounts written down related to excess, obsolete, unmarketable, or other inventory totaled $12.3 million and $33.2 million, respectively, for the three and nine months ended September 30, 2014, as compared to $17.5 million and $28.3 million, respectively, in the prior year comparative periods.
Research and Development

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
(In millions, except percentages)	2014	2013	Change %	2014	2013	Change %
Marketed products	$98.3	$65.3	50.5%	$270.3	$169.3	59.7%
Late stage programs	13.5	73.0	(81.5)%	89.9	216.6	(58.5)%
Early stage programs	66.7	33.0	102.1%	181.1	83.5	116.9%
Research and discovery	44.2	22.0	100.9%	109.2	72.3	51.0%
Other research and development costs	187.5	136.6	37.3%	558.4	394.0	41.7%
Milestone and upfront expenses	7.0	80.1	(91.3)%	184.4	86.1	114.2%
Total research and development	$417.2	$410.0	1.8%	$1,393.3	$1,021.8	36.4%
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
For the three and nine months ended September 30, 2014, compared to the same periods in 2013, the increase in research and development expense was primarily related to increase in costs incurred in connection with our early stage programs, marketed products and upfront and milestone expenses, partially offset by a decrease in costs incurred in connection with our late stage programs. Research and development expense related to our early stage programs increased over the prior year comparative periods primarily due to costs incurred in the advancement of our Anti-LINGO program in multiple sclerosis, the development of ISIS-SMNRx for the treatment of spinal muscular atrophy, our BIIB037 program for Alzheimer’s disease, BAN2401, an anti-amyloid beta antibody related to our collaboration agreement with Eisai and an increase in spending incurred in connection with our development of STX-100 for the treatment of idiopathic pulmonary fibrosis. The increase in spending associated with marketed products is related to ALPROLIX, ELOCTATE and PLEGRIDY, which were recently approved, and costs associated with TYSABRI, which previously were shared with Elan and now are recorded 100% by us upon our acquisition of the remaining TYSABRI rights from Elan in April 2013.
The increase in spending associated with milestones and upfront expenses was driven by upfront amounts to Eisai and Sangamo, an option amount exercised by Eisai and milestone amounts to Isis. Research and development expense for the nine months ended September 30, 2014 includes charges of $117.7 million recorded upon entering into the collaboration agreement with Eisai, $21.6 million as Eisai exercised its option in the collaboration agreement to expand the joint development and commercialization activities to include Japan, $20.0 million related to an upfront payment made to Sangamo upon entering into an exclusive worldwide collaboration and license agreement and $15.0 million recorded as milestones in relation to our collaboration agreements with Isis. For additional information about these transactions, please read Note 17, Collaborative and Other Relationships to our condensed consolidated financial statements included within this report. In the prior year comparative periods, research and development expense included a $75.0 million upfront payment made to Isis in September 2013 upon entering into a six year research collaboration under which both companies will perform research and then seek to develop and commercialize antisense or other therapeutics for the treatment of neurological disorders.
The decrease in spending associated with our late stage product candidates was driven by approval of PLEGRIDY in the third quarter of 2014, ELOCTATE in the second quarter of 2014, ALPROLIX in the first quarter of 2014 and GAZYVA in the fourth quarter of 2013.

We intend to continue committing significant resources to targeted research and development opportunities where there is a significant unmet need and where the drug candidate has the potential to be highly differentiated. Specifically, we intend to continue to invest in bringing forward our MS pipeline and in pursuing additional therapies for autoimmune disorders, neurodegenerative diseases and hematologic conditions.
Selling, General and Administrative

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
(In millions, except percentages)	2014	2013	Change %	2014	2013	Change %
Selling, general and administrative	$570.4	$405.6	40.6%	$1,658.7	$1,189.2	39.5%
For the three and nine months ended September 30, 2014, compared to the same periods in 2013, the increases in selling, general and administrative expenses were primarily driven by costs associated with developing commercial capabilities for our recent product launches along with an increase in sales and marketing activities in support of our MS products. The successful commercialization of new and potential new products requires significant investments, such as sales force build and development, training, marketing, and other related activities. The increases in selling, general, and administrative expense were also driven by an increase in corporate giving and the recognition of $18.5 million of additional BPD fee expense. For additional information related to the BPD fee, please read "The Patient Protection and Affordable Care Act" section of this report.
We remain focused on our recent product launches. As discussed above, we continue to invest in commercial capabilities in support of our TECFIDERA program, and we have continued to make investments in the development of commercial capabilities for our hemophilia products.
Amortization of Acquired Intangible Assets

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
(In millions, except percentages)	2014	2013	Change %	2014	2013	Change %
Amortization of acquired intangible assets	$122.4	$100.0	22.4%	$382.5	$233.5	63.8%
For the three months ended September 30, 2014, compared to the same period in 2013, the change in amortization of acquired intangible assets was primarily driven by a $16.2 million impairment loss related to one of our IPR&D intangible assets as discussed further below. For the nine months ended September 30, 2014, compared to the same period in 2013, the change in amortization of acquired intangible assets was primarily driven by our acquisition of the TYSABRI rights from Elan, total impairment charges of $50.9 million related to one of our out-licensed patents and one of our IPR&D intangible assets and lower expected lifetime revenues of AVONEX as discussed further below. For additional information related to the amortization of acquired intangible assets, please read Note 5, Intangible Assets and Goodwill to our condensed consolidated financial statements included within this report.
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
Our most recent long range planning cycle was updated in the third quarter of 2014. Our analysis included an increase in the expected future product revenues of TYSABRI, resulting in a decrease in amortization expense as compared to prior quarters. Our analysis also included a decrease in the expected future product revenues of AVONEX, resulting in an increase in amortization expense as compared to prior quarters. The results of our TYSABRI and AVONEX analyses were impacted by changes in the estimated impact of TECFIDERA, as well as other existing and potential oral and alternative MS formulations, including PLEGRIDY, that may compete with TYSABRI and AVONEX.
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

In-process Research and Development (IPR&D)
The field of developing idiopathic pulmonary fibrosis (IPF) treatments is highly competitive and characterized by rapid technological advances as two of our competitors filed marketing applications during the second quarter of 2014, seeking approval for potentially competitive treatment regimens. There can be no assurance that we will be able to successfully develop STX-100 for the treatment of IPF (STX-100 in IPF). During the second quarter of 2014, we determined that there were indicators that the value of the STX-100 in IPF intangible asset may have become impaired. No impairment was determined.
During the three months ended September 30, 2014, we updated the probabilities of success related to the early stage programs acquired through our recent acquisitions. This change in probability of success, combined with a delay in one of the projects, resulted in an impairment loss of $16.2 million. For additional information, please read Note 5, Intangible Assets and Goodwill to our condensed consolidated financial statements included within this report.
Overall, the value of our acquired IPR&D assets is dependent upon a number of variables, including estimates of future revenues and the effects of competition, the level of anticipated development costs and the probability and timing of successfully advancing a particular research program from a clinical trial phase to the next. We are continually reevaluating our estimates concerning these variables and evaluating industry data regarding the productivity of clinical research and the development process. Changes in our estimates of items may result in a significant change to our valuation of these assets.
Collaboration Profit Sharing

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
(In millions, except percentages)	2014	2013	Change %	2014	2013	Change %
Collaboration profit sharing	$—	$—	**	$—	$85.4	(100.0)%
Upon our acquisition of TYSABRI rights, our collaboration agreement was terminated, and we no longer record collaboration profit sharing.
(Gain) Loss on Fair Value Remeasurement of Contingent Consideration

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
(In millions, except percentages)	2014	2013	Change %	2014	2013	Change %
(Gain) loss on fair value remeasurement of contingent consideration	$(49.4)	$(0.1)	**	$(46.2)	$(3.0)	**
The consideration for certain of our business combinations includes future payments that are contingent upon the occurrence of a particular factor or factors. For business combinations completed after January 1, 2009, we record an obligation for such contingent consideration payments at its fair value on the acquisition date. We revalue our contingent consideration obligations each reporting period. Changes in the fair value of our contingent consideration obligations, other than changes due to payments, are recognized as a (gain) loss on fair value remeasurement of contingent consideration within our condensed consolidated statements of income. The increase in the gain for the three and nine months ended September 30, 2014, compared to the same periods in 2013, was primarily due to an adjustment to the value of our contingent consideration liabilities as we updated the probabilities of success related to the early stage programs acquired through our recent acquisitions. For additional information, please read Note 5, Intangible Assets and Goodwill to our condensed consolidated financial statements included within this report.

Gain on Sale of Rights

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
(In millions, except percentages)	2014	2013	Change %	2014	2013	Change %
Gain on sale of rights	$4.4	$6.9	(37.0)%	$12.1	$17.3	(29.9)%
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
For the three and nine months ended September 30, 2014, compared to the same periods in 2013, we recognized lower payments from the sale of our rights to BENLYSTA resulting from a lower multiple of sales being applied in 2014 as compared to 2013. The remaining payments, which are contingent upon BENLYSTA sales over the period ending September 2014, will be recognized as the payments become due. For additional information related to this transaction, please read Note 3, Gain on Sale of Rights to our consolidated financial statements included within our 2013 Form 10-K.
Other Income (Expense), Net

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
(In millions, except percentages)	2014	2013	Change %	2014	2013	Change %
Other income (expense), net	$(16.3)	$(4.6)	251.1%	$(17.0)	$(29.5)	(42.3)%
For the three months ended September 30, 2014 compared to the same period in 2013, the change in other income (expense), net was due to higher realized losses on investments, higher non-income state taxes and higher foreign exchange losses. For the nine months ended September 30, 2014 compared to the same period in 2013, the change in other income (expense), net was due to decreased interest expense as we repaid our 6% Senior Notes in March 2013, lower non-income based state taxes, discussed below, an increase in interest income and lower foreign exchange losses.
Income Tax Provision

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
(In millions, except percentages)	2014	2013	Change %	2014	2013	Change %
Effective tax rate on pre-tax income	24.2%	27.4%	(11.7)%	25.8%	22.5%	14.7%
Income tax expense	$274.8	$186.1	47.6%	$721.7	$410.8	75.7%
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
For the three months ended September 30, 2014, compared to the same period in 2013, the decrease in our income tax rate was due to a higher percentage of our income being earned outside the U.S. and an adjustment to our deferred tax liabilities to reflect a change in the effective tax rate of one of our subsidiaries, offset by a net adjustment to reflect the settlement of certain uncertain tax positions and the accrual of an uncertain tax position related to our transfer pricing items.
For the nine months ended September 30, 2014, compared to the same period in 2013, the increase in our income tax rate was primarily the result of a 2013 change in our uncertain tax position related to our U.S. federal manufacturing deduction and our unconsolidated joint business described below, lower current year expenses eligible for the orphan drug credit, partially offset by a higher percentage of our 2014 income being earned outside the U.S.

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
For more information on our uncertain tax positions and income tax rate reconciliation for the three and nine months ended September 30, 2014 and 2013, please read Note 14, Income Taxes to our condensed consolidated financial statements included within this report.
Equity in Loss of Investee, Net of Tax

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
(In millions, except percentages)	2014	2013	Change %	2014	2013	Change %
Equity in loss of investee, net of tax	$5.4	$6.2	(12.6)%	$14.9	$12.3	21.7%
In February 2012, we entered into a joint venture agreement with Samsung BioLogics Co. Ltd., establishing an entity, Samsung Bioepis, to develop, manufacture and market biosimilar pharmaceuticals. We account for this investment under the equity method of accounting. We recognize our share of the results of operations related to our investment in Samsung Bioepis one quarter in arrears.
For the three months ended September 30, 2014, compared to the same period in 2013, the decrease in equity in loss of investee, net of tax was due to a decrease in our ownership interest, partially offset by the joint venture's clinical trial activity. For the nine months ended September 30, 2014, compared to the same period in 2013, the increase in equity in loss of investee, net of tax was due to the joint venture's increased clinical trial activity, partially offset by our recognition of a gain as Samsung Bioepis secured additional equity financing from Samsung Biologics in which we did not participate. For additional information related to this transaction, please read Note 17, Collaborative and Other Relationships to our condensed consolidated financial statements included within this report.
Noncontrolling Interest

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
(In millions, except percentages)	2014	2013	Change %	2014	2013	Change %
Net income (loss) attributable to noncontrolling interests, net of tax	$(0.7)	$—	**	$7.7	$—	**
For the nine months ended September 30, 2014, compared to the same period in 2013, the change in net income (loss) attributable to noncontrolling interests, net of tax, was related to a $10.0 million milestone payment made to Neurimmune and the consolidation of Ataxion. For additional information about these transactions, please read Note 16, Investments in Variable Interest Entities to our condensed consolidated financial statements included within this report.
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
Pricing Pressure
Governments in some international markets in which we operate have implemented measures aimed at reducing healthcare costs to constrain the overall level of government expenditures. These implemented measures vary by country and include, among other things, mandatory rebates and discounts, prospective and possible retroactive price reductions and suspensions on pricing increases on pharmaceuticals.
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
In the U.S., federal and state legislatures, health agencies and third-party payors continue to focus on containing the cost of health care. Legislative and regulatory proposals and enactments to reform health care insurance programs could significantly influence the manner in which our products are prescribed and purchased. It is possible that additional federal health care reform measures will be adopted in the future, which could result in increased pricing pressure and reduced reimbursement for our products and otherwise have an adverse impact on our financial position or results of operations.
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
We believe that our allowance for doubtful accounts was adequate as of September 30, 2014 and December 31, 2013, respectively. However, if significant changes occur in the availability of government funding or the reimbursement practices of these or other governments, we may not be able to collect on amounts due to us from customers in such countries and our results of operations could be adversely affected.

Financial Condition and Liquidity
Our financial condition is summarized as follows:

(In millions, except percentages)	As of September 30, 2014	As of December 31, 2013	Change %
Financial assets:
Cash and cash equivalents	$1,186.3	$602.6	96.9%
Marketable securities — current	675.1	620.2	8.9%
Marketable securities — non-current	1,371.4	625.8	119.2%
Total cash, cash equivalents and marketable securities	$3,232.8	$1,848.5	74.9%
Borrowings:
Current portion of notes payable	$3.2	$3.5	(7.8)%
Notes payable	584.0	592.4	(1.4)%
Total borrowings	$587.2	$595.9	(1.5)%
Working capital:
Current assets	$4,372.1	$3,184.9	37.3%
Current liabilities	(1,940.6)	(1,758.3)	10.4%
Total working capital	$2,431.5	$1,426.6	70.4%
For the nine months ended September 30, 2014, certain significant cash flows were as follows:

•	$813.5 million in total payments for income taxes;

•	$795.7 million in net purchases of marketable securities;

•	$360.0 million used for share repurchases;

•	$180.9 million used for purchases of property, plant and equipment;

•	$175.0 million in contingent payments made to former shareholders of Fumapharm AG and holders of their rights; and

•	$155.0 million used for upfront and milestone payments in collaborative arrangements.
For the nine months ended September 30, 2013, certain significant cash flows were as follows:

•	$2.6 billion in net proceeds received on sales and maturities of marketable securities;

•	$3.25 billion used for our acquisition of TYSABRI rights from Elan;

•	$450.0 million used for the repayment of principal of our 6.0% Senior Notes;

•	$414.5 million in total payments for income taxes;

•	$400.3 million used for share repurchases;

•	$167.6 million used for purchases of property, plant and equipment; and

•	$100.0 million upfront payment made to Isis pursuant to our collaboration agreement dated September 2013.
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
Of the total cash, cash equivalents and marketable securities at September 30, 2014, approximately $1,265.0 million was generated in foreign jurisdictions and is primarily intended for use in our foreign operations or in connection with business development transactions outside of the U.S. In managing our day-to-day liquidity in the U.S., we do not rely on the unrepatriated earnings as a source of funds and we have not provided for U.S. federal or state income taxes on these undistributed foreign earnings.
For additional information related to certain risks that could negatively impact our financial position or future results of operations, please read the “Risk Factors” and “Quantitative and Qualitative Disclosures About Market Risk” sections of this report.
Share Repurchase Programs
In February 2011, our Board of Directors authorized the repurchase of up to 20.0 million shares of common stock. This authorization does not have an expiration date. We repurchased approximately 1.2 million shares of common stock at a cost of $360.0 million during the nine months ended September 30, 2014 for the purpose of share stabilization. During the nine months ended September 30, 2013, we repurchased approximately 2.0 million shares at a cost of $400.3 million.
Approximately 2.9 million shares of our common stock remain available for repurchase under the 2011 authorization.
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
In connection with our 2006 distribution agreement with Fumedica, we issued notes totaling 61.4 million Swiss Francs which were payable to Fumedica in varying amounts from June 2008 through June 2018. Our remaining note payable to Fumedica had a present value of 12.8 million Swiss Francs ($13.0 million) and 14.0 million Swiss Francs ($15.8 million) as of September 30, 2014 and December 31, 2013, respectively.
For a summary of the fair and carrying values of our outstanding borrowings as of September 30, 2014 and December 31, 2013, please read Note 6, Fair Value Measurements to our condensed consolidated financial statements included within this report.
Working Capital
We define working capital as current assets less current liabilities. The increase in working capital from December 31, 2013 reflects an increase in total current assets of $1,187.2 million, partially offset by an increase in current liabilities of $182.4 million. The increase in total current assets was primarily driven by an increase in cash and cash equivalents and accounts receivable resulting from increased product revenue. The increase in total current liabilities primarily resulted from an increase in accrued expenses and other.

Cash Flows
The following table summarizes our cash flow activity:

	For the Nine Months Ended September 30,
(In millions, except percentages)	2014	2013	% Change
Net cash flows provided by operating activities	$2,009.3	$1,476.1	36.1%
Net cash flows used in investing activities	$(1,164.7)	$(894.7)	30.2%
Net cash flows used in financing activities	$(242.6)	$(727.7)	(66.7)%
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
For the nine months ended September 30, 2014, compared to the same period in 2013, the increase in cash provided by operating activities is primarily driven by higher net income.
Investing Activities
For the nine months ended September 30, 2014, compared to the same period in 2013, the increase in net cash flows used in investing activities is primarily due to an increase in the net purchases of marketable securities and the payment of contingent consideration to former shareholders of Fumapharm AG. During the nine months ended September 30, 2013, we sold marketable securities to finance the acquisition of TYSABRI rights from Elan.
Financing Activities
For the nine months ended September 30, 2014, compared to the same period in 2013, the decrease in net cash flows used in financing activities is primarily due to the prior year repayment of the aggregate principal amount of our 6.0% Senior Notes as well as a decrease in the amount of common stock we repurchased.
Contractual Obligations and Off-Balance Sheet Arrangements
Contractual Obligations
Our contractual obligations primarily consist of our obligations under non-cancellable operating leases, our notes payable, and defined benefit and other purchase obligations, excluding amounts related to uncertain tax positions, amounts payable to tax authorities, funding commitments, contingent development, regulatory and commercial milestone payments, TYSABRI contingent payments, contingent consideration related to business combinations and other off-balance sheet arrangements as described below.
In April 2014, we renewed the lease related to one of our office facilities located in Cambridge, Massachusetts to extend the term of the lease to 2028. We are committed to make payments related to this lease of approximately $150.0 million for the extended term of the lease.
In July 2014, we executed a sublease for office space located in Cambridge, Massachusetts. We are committed to make payments related to this sublease of approximately $16.0 million over the term of the sublease, which extends until 2018.
There have been no material changes in our contractual obligations since December 31, 2013.

Tax Related Obligations
We exclude liabilities pertaining to uncertain tax positions from our summary of contractual obligations as we cannot make a reliable estimate of the period of cash settlement with the respective taxing authorities. As of September 30, 2014, we have approximately $133.9 million of liabilities associated with uncertain tax positions.
Other Funding Commitments
As of September 30, 2014, we have several on-going clinical studies in various clinical trial stages. Our most significant clinical trial expenditures are to clinical research organizations (CROs). The contracts with CROs are generally cancellable, with notice, at our option. We have recorded accrued expenses of approximately $35.9 million on our condensed consolidated balance sheet for expenditures incurred by CROs as of September 30, 2014. We have approximately $518.2 million in cancellable future commitments based on existing CRO contracts as of September 30, 2014.
As of September 30, 2014, we have planned clinical trials for our ISIS-SMNRx and ISIS-DMPKRx programs which are managed by Isis. We have agreed to pay up to approximately $120.0 million in payments to Isis as the trials for these programs proceed. If these trials advance and we continue with our Isis programs, it is possible that we could make a significant amount of additional development payments in the future.
Contingent Development, Regulatory and Commercial Milestone Payments
Based on our development plans as of September 30, 2014, we have committed to make potential future milestone payments to third parties of up to approximately $2.9 billion as part of our various collaborations, including licensing and development programs. Payments under these agreements generally become due and payable only upon achievement of certain development, regulatory or commercial milestones. Because the achievement of these milestones had not occurred as of September 30, 2014, such contingencies have not been recorded in our financial statements. Amounts related to contingent milestone payments are not considered contractual obligations as they are contingent on the successful achievement of certain development, regulatory approval and commercial milestones.
We anticipate that we may pay approximately $31.6 million of milestone payments during the remainder of 2014, provided various development, regulatory or commercial milestones are achieved.
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
Contingent Consideration related to Business Combinations
In connection with our purchase of the noncontrolling interests in our joint venture investments in Biogen Dompé SRL and Biogen Dompé Switzerland GmbH and our acquisitions of Stromedix, Biogen Idec International Neuroscience GmbH (BIN) and Biogen Idec Hemophilia Inc., we agreed to make additional payments of up to approximately $1.0 billion based upon the achievement of certain milestone events. These milestones may not be achieved.
As the acquisitions of the noncontrolling interests in our joint venture investments and our acquisitions of Stromedix and BIN, formerly Panima Pharmaceuticals AG, occurred after January 1, 2009, we record contingent consideration liabilities at their fair value on the acquisition date and revalue these obligations each reporting period. Payments made in relation to Biogen Idec Hemophilia Inc. will be capitalized as an intangible asset when the related milestones are achieved. We paid $20.0 million during the second quarter of 2014 as ALPROLIX was approved for the treatment of hemophilia B. For additional information related to these transactions please read Note 2, Acquisitions, to our consolidated financial statements included within our 2013 Form 10-K.

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
For example, if we reach the $4.0 billion cumulative sales level related to the Fumapharm Products and our prior twelve month sales of the related products were between $2.5 billion and $3.0 billion, then we will owe a $250.0 million contingent payment, and no further contingent payments will be required to be paid until such time as cumulative sales reach the next applicable cumulative sales level, or $5.0 billion in this example.
These payments will be accounted for as an increase to goodwill as incurred, in accordance with the accounting standard applicable to business combinations when we acquired Fumapharm. Any portion of the payment which is tax deductible will be recorded as a reduction to goodwill. Payments are due within 60 days following the end of the quarter in which the applicable cumulative sales level has been reached. During the nine months ended September 30, 2014, we paid a $25.0 million contingent payment as we reached the $1.0 billion cumulative sales level related to the Fumapharm Products in 2013, a $150.0 million contingent payment as we reached the $2.0 billion cumulative sales level related to Fumapharm Products in the second quarter of 2014 and accrued $200.0 million upon reaching $3.0 billion in total cumulative sales of Fumapharm Products, in the third quarter of 2014.
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
Our market risks, and the ways we manage them, are summarized in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our 2013 Form 10-K. There have been no material changes in the first nine months of 2014 to our market risks or to our management of such risks.

Item 4.	Controls and Procedures
Disclosure Controls and Procedures and Internal Control over Financial Reporting
Controls and Procedures
We have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of September 30, 2014. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that (a) the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (b) such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II — OTHER INFORMATION
Item 1.    Legal Proceedings
Please refer to Note 18, Litigation to our condensed consolidated financial statements included within this report, which is incorporated into this item by reference.
Item 1A.    Risk Factors
We are substantially dependent on revenues from our principal products.
Our current revenues depend upon continued sales of our principal products, AVONEX, TECFIDERA, TYSABRI, and RITUXAN. We may be substantially dependent on sales from our principal products for many years, including an increasing reliance on sales of TECFIDERA as we expand into additional markets. Any negative developments relating to any of these products, such as safety or efficacy issues, the introduction or greater acceptance of competing products, including biosimilars, generics or related prodrug derivatives, constraints on product pricing or price increases, changes in reimbursement policies of third parties or adverse regulatory or legislative developments, may reduce our revenues and adversely affect our results of operations. We and our competitors are introducing additional multiple sclerosis products in an increasingly crowded market and if those products have a similar or more attractive profile in terms of efficacy, convenience or safety, future sales of our MS products could be adversely affected. Sales of RITUXAN may be adversely affected by commercialized products such as GAZYVA, TREANDA and ARZERRA, and potentially other anti-CD20 and other molecules in development to treat the indications approved for RITUXAN.
Our future revenue growth may be adversely affected if we fail to successfully execute on our commercialization of new products.
If we are unable to successfully execute on our commercialization of new products, such as TECFIDERA, PLEGRIDY, ALPROLIX and ELOCTATE, our future revenue growth and results of operations may be adversely affected, and could cause a decline in our stock price. Our ability to successfully commercialize a product candidate that receives marketing approval depends on a number of factors, including:

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

•	damage to physician and patient confidence in TECFIDERA or to our sales and reputation as a result of adverse experiences or events that may occur with patients treated with TECFIDERA;

•
our significant reliance on third parties to manufacture TECFIDERA, including the risks these third parties may not be able to supply TECFIDERA in a timely and cost-effective manner or in compliance with applicable regulations or otherwise fail to have sufficient aggregate manufacturing capacity to satisfy demand; and

•
additional risks associated with our anticipated launches of TECFIDERA in the E.U., including the impact of delays and the effects of a slower rollout of TECFIDERA across European countries over an extended number of months, the impact of competitive oral MS therapies approved in the E.U. prior to TECFIDERA, and our ability to obtain appropriate pricing and reimbursement for TECFIDERA in countries throughout the E.U.

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

•
We rely on third party suppliers and manufacturers for, among other things, manufacturing of RITUXAN and GAZYVA, the majority of our clinical and commercial requirements for TECFIDERA and other small molecule products and product candidates, raw materials and supplies for production of products we manufacture, delivery devices such as syringes and autoinjectors. fill-finish operations, the majority of our final product storage, and a substantial portion of our packaging operations. In addition, due to the unique manner in which our products are manufactured, we rely on single source providers of several raw materials and manufacturing supplies. These third parties are independent entities subject to their own unique operational and financial risks that are outside of our control. These third parties may not perform their obligations in a timely and cost-effective manner or in compliance with applicable regulations, and they may be unable or unwilling to increase production capacity commensurate with demand for our existing or future products. Finding alternative providers could take a significant amount of time and involve significant expense due to the specialized nature of the services and the need to obtain regulatory approval of any significant changes to our suppliers or manufacturing methods. We cannot be certain that we could reach agreement with alternative providers or that the FDA or other regulatory authorities would approve our use of such alternatives.

•
We rely on our manufacturing facilities in Cambridge, Massachusetts, Research Triangle Park, North Carolina (RTP) and Hillerød, Denmark for the production of drug substance for certain of our large molecule products and product candidates, including AVONEX, TYSABRI, PLEGRIDY, ALPROLIX and ELOCTATE. Our global bulk supply of these products and product candidates depends on the uninterrupted and efficient operation of these facilities, which could be adversely affected by equipment failures, labor shortages, natural disasters, power failures and numerous other factors.

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
We own or lease real estate primarily consisting of buildings that contain research laboratories, office space, and biologic manufacturing operations. For strategic or other operational reasons, we may decide to further consolidate or co-locate certain aspects of our business operations or dispose of one or more of our properties, some of which may be located in markets that are experiencing high vacancy rates and decreasing property values. If we determine that the fair value of any of our owned properties is lower than their book value we may not realize the full investment in these properties and incur significant impairment charges. If we decide to fully or partially vacate a leased property, such as we did in connection with our relocation of our corporate headquarters from Weston, Massachusetts to Cambridge, Massachusetts, we may incur significant cost, including lease termination fees, rent expense in excess of sublease income and impairment of leasehold improvements. In addition, we may not fully utilize our manufacturing facilities, resulting in idle time at facilities or substantial excess manufacturing capacity, due to reduced expectations of product demand, improved yields on production and other factors. Any of these events may have an adverse impact on our results of operations.
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
Our quarterly revenues, expenses and net income (loss) have fluctuated in the past and are likely to fluctuate significantly in the future due to the risks described in these “Risk Factors” as well as the timing of charges and expenses that we may take. We have recorded, or may be required to record, charges that include:

•	the cost of restructurings;

•	impairments with respect to investments, fixed assets and long-lived assets, including IPR&D and other intangible assets;

•	inventory write-downs for failed quality specifications, charges for excess or obsolete inventory and charges for inventory write downs relating to product suspensions, expirations or recalls;

•	bad debt expenses and increased bad debt reserves;

•	outcomes of litigation and other legal proceedings, regulatory matters and tax matters;

•	milestone payments under license and collaboration agreements; and

•	payments in connection with acquisitions and other business development activity.
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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table summarizes our common stock repurchase activity during the third quarter of 2014:

Period	Total Number of Shares Purchased (#)	Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Programs (#)	Maximum Number of Shares That May Yet Be Purchased Under Our Programs (#)
July 2014	76,986	299.75	—	2,947,640
August 2014	—	—	—	2,947,640
September 2014	—	—	—	2,947,640
Total	76,986	299.75
On February 11, 2011, we announced that our Board of Directors authorized the repurchase of up to 20.0 million shares of common stock. This authorization does not have an expiration date. As of September 30, 2014, approximately 17.1 million shares of our common stock at a cost of $2,243.0 million have been repurchased under this authorization. During the nine months ended September 30, 2014, we repurchased approximately 1.2 million shares of common stock at a cost of $360.0 million for the purpose of share stabilization.
Approximately 2.9 million shares of our common stock remain available for repurchase under the 2011 authorization.
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

BIOGEN IDEC INC.

/s/ Paul J. Clancy
Paul J. Clancy
Executive Vice President and
Chief Financial Officer
(principal financial officer)
October 22, 2014

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.1+*	Annual Retainer Summary for Board of Directors

31.1+	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1++	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101++
The following materials from Biogen Idec Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

+    Filed herewith
++    Furnished herewith
*    Management contract or compensatory plan or arrangement