Form 10-K
period 2014-12-31
BIOGEN IDEC INC.
filed 2015-02-04
CIK 875045

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐        No ☑
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) computed by reference to the price at which the common stock was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $74,386,280,444.
As of January 30, 2015, the registrant had 234,614,474 shares of common stock, $0.0005 par value, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement for our 2015 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

BIOGEN IDEC INC.
ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2014

NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements that are being made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995 (the “Act”) with the intention of obtaining the benefits of the “Safe Harbor” provisions of the Act. These forward-looking statements may be accompanied by such words as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “potential,” “project,” “target,” “will” and other words and terms of similar meaning. Reference is made in particular to forward-looking statements regarding:

•
the anticipated amount, timing and accounting of revenues, contingent payments, milestone, royalty and other payments under licensing, collaboration or acquisition agreements, tax positions and contingencies, collectability of receivables, pre-approval inventory, cost of sales, research and development costs, compensation and other expenses, amortization of intangible assets, foreign currency exchange risk and impairment assessments;

•	the potential impact of increased product competition in the multiple sclerosis (MS), hemophilia and oncology markets;

•
the timing, outcome and impact of administrative, regulatory, legal and other proceedings related to patents and other proprietary and intellectual property rights, tax audits, assessments and settlements, pricing matters, sales and promotional practices, product liability and other matters;

•	patent terms, patent term extensions, patent office actions, and expected availability and period of regulatory exclusivity;

•	the costs, timing, potential approval and therapeutic scope of the development and commercialization of our pipeline products and the expected timing of related filings and regulatory actions;

•	our intent to commit resources for research and development opportunities;

•	our manufacturing capacity and use of third party contract manufacturing organizations to provide manufacturing services;

•	the drivers for growing our business, including our plans to pursue business development and research opportunities;

•
the potential impact of healthcare reform in the U.S., implementation of provisions of the Patient Protection and Affordable Care Act (also known as the Affordable Care Act or PPACA), and measures being taken worldwide designed to reduce healthcare costs to constrain the overall level of government expenditures, including the impact of pricing actions in Europe and elsewhere, and reduced reimbursement for our products;

•	lease commitments, purchase obligations and the timing and satisfaction of other contractual obligations;

•	the impact of the continued uncertainty and deterioration of the credit and economic conditions in certain countries in Europe and our collection of accounts receivable in such countries;

•	our ability to finance our operations and business initiatives and obtain funding for such activities; and

•	the impact of new laws and accounting standards.
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

NOTE REGARDING TRADEMARKS
ALPROLIX®, AVONEX®, ELOCTATE®, RITUXAN®, TECFIDERA®, and TYSABRI® are registered trademarks of Biogen Idec. ELOCTATM, FUMADERMTM, PLEGRIDYTM and ZINBRYTATM are trademarks of Biogen Idec. The following are trademarks of the respective companies listed: ACTEMRA® - Chugai Seiyaku Kabushiki Kaisha; ADVATE® - Baxter International Inc.; ANGIOMAX® and ANGIOXTM - The Medicines Company; ARZERRA® - Glaxo Group Limited; BENLYSTA® - GlaxoSmithKline Intellectual Property Limited; AUBAGIO® - Sanofi Societe Anonyme France; BENEFIX® - Genetics Institute LLC; BETASERON®- Bayer Pharma AG; CIMZIA® - UCB Pharma, S.A.; COPAXONE® - Teva Pharmaceutical Industries Limited; ENBREL® - Immunex Corporation; EXTAVIA® and GILENYA® - Novartis AG; FAMPYRATM - Acorda Therapeutics, Inc.; GAZYVA® -  Genentech, Inc.; HELIXATE® - CSL Behring LLC; HUMIRA® - AbbVie Biotechnology Ltd.; IMBRUVICA® - Pharmacyclics, Inc.; KOGENATE® - Bayer AG; LEMTRADA® - Genzyme Corporation; ORENCIA® - Bristol-Myers Squibb Company; REBIF® - Ares Trading S.A.; REMICADE® - Janssen Biotech, Inc.; RIXUBIS - Baxter International Inc.; SIMPONI® and SIMPONI ARIATM - Johnson & Johnson; TREANDA® - Cephalon, Inc.; XELJANZ® - Pfizer Inc.; XYNTHA® - Wyeth LLC; and ZYDELIG® - Gilead Sciences.

4

PART I

Item 1.	Business
Overview
Biogen Idec is a global biopharmaceutical company focused on discovering, developing, manufacturing and delivering therapies for neurological, autoimmune and hematologic disorders. Our principal marketed products include AVONEX, PLEGRIDY, TECFIDERA, TYSABRI, and FAMPYRA for multiple sclerosis (MS), ALPROLIX for hemophilia B and ELOCTATE for hemophilia A. We also collaborate on the development and commercialization of RITUXAN for the treatment of non-Hodgkin's lymphoma, chronic lymphocytic leukemia and other conditions and share profits and losses for GAZYVA which is approved for the treatment of chronic lymphocytic leukemia.
We are focused on discovering and developing new therapies that improve the lives of patients having diseases with high unmet medical needs. We support our mission through the commitment of significant resources to research and development programs and business development opportunities, particularly within areas of our scientific, manufacturing and technical expertise - neurology, immunology and hematology, and scientific adjacencies.
We were formed as a corporation in the State of California in 1985 under the name IDEC Pharmaceuticals Corporation and reincorporated as a Delaware corporation in 1997. In 2003, we acquired Biogen, Inc. and changed our corporate name to Biogen Idec Inc.
Marketed Products
The following charts show our product sales and unconsolidated joint business revenues by principal product and geography as a percentage of revenue for the years ended December 31, 2014, 2013 and 2012.
(1) Other includes FAMPYRA, ALPROLIX, ELOCTATE and FUMADERM.

Product sales for AVONEX, TECFIDERA and TYSABRI and unconsolidated joint business revenues for RITUXAN each accounted for more than 10% of our total revenue for the years ended December 31, 2014 and 2013, and AVONEX, TYSABRI and RITUXAN each accounted for more than 10% of our total revenue for the year ended December 31, 2012. For additional financial information about our product and other revenues and geographic areas in which we operate, please read Note 25, Segment Information to our consolidated financial statements, Item 6. Selected Financial Data and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report. A discussion of the risks attendant to our operations is set forth in the “Risk Factors” section of this report.
Multiple Sclerosis (MS) Products
We develop, manufacture and market a number of products designed to treat patients with MS. MS is a progressive neurological disease in which the body loses the ability to transmit messages along nerve cells, leading to a loss of muscle control, paralysis and, in some cases, death. Patients with active relapsing MS experience an uneven pattern of disease progression characterized by periods of stability that are interrupted by flare-ups of the disease after which the patient returns to a new baseline of functioning. Our MS products include:

•
AVONEX (interferon beta-1a), an intramuscular injectable therapy, indicated for the treatment of patients with relapsing forms of MS. AVONEX is a recombinant form of the interferon beta protein produced in the body in response to viral infection. The principal markets for AVONEX are the U.S., United Kingdom, France, Germany, Italy and Spain.

•
PLEGRIDY (peginterferon beta-1a), a subcutaneous injectable therapy, indicated in the U.S. for the treatment of patients with relapsing forms of MS and in the European Union (E.U.) for relapsing-remitting MS (RRMS). PLEGRIDY received approval from the European Commission (EC) in July 2014 and the U.S. Food and Drug Administration (FDA) in August 2014.

•
TECFIDERA (dimethyl fumarate), an oral therapy indicated in the U.S. for the treatment of patients with relapsing forms of MS and in the EU for people with RRMS. TECFIDERA was approved by the FDA in March 2013 and the EC in February 2014.

•
TYSABRI (natalizumab), a monoclonal antibody approved in numerous countries as a monotherapy for the treatment of patients with relapsing forms of MS. TYSABRI is also approved in the U.S. to treat Crohn's disease, an inflammatory disease of the intestines. The principal markets for TYSABRI in MS are the U.S., the United Kingdom, France, Germany, Italy and Spain. TYSABRI was approved in Japan in March 2014.

•
FAMPYRA (prolonged-release fampridine tablets), is indicated for the improvement of walking ability in adult patients with MS. FAMPYRA is a prolonged-release tablet formulation of the drug fampridine. We have a license from Acorda Therapeutics, Inc. (Acorda) to develop and commercialize FAMPYRA in all markets outside the U.S. Our principal markets for FAMPRYA are France, Germany, Spain and Canada. For information about our agreement with Acorda, please read Note 20, Collaborative and Other Relationships to our consolidated financial statements included in this report.

Hemophilia Products
We develop, manufacture and market products designed to treat patients with hemophilia A and B. Hemophilia A is caused by having substantially reduced or no Factor VIII activity and hemophilia B is caused by having substantially reduced or no Factor IX activity, each of which is needed for normal blood clotting. People with hemophilia A and B experience bleeding episodes that may cause pain, irreversible joint damage and life-threatening hemorrhages. Prophylactic infusions of Factor VIII or Factor IX, as applicable, temporarily replace clotting factor necessary to control bleeding and prevent new bleeding episodes. Our products for hemophilia A and B include:

•
ALPROLIX [Coagulation Factor IX (Recombinant), Fc Fusion Protein], a recombinant DNA-derived, coagulation Factor IX concentrate indicated in the U.S. for treatment in adults and children with hemophilia B for control and prevention of bleeding episodes, perioperative management and routine prophylaxis to prevent or reduce the frequency of bleeding episodes. ALPROLIX was approved by the FDA in March 2014 and in Japan in June 2014.

•
ELOCTATE [Antihemophilic Factor (Recombinant), Fc Fusion Protein], a recombinant DNA-derived, antihemophilic factor indicated in the U.S. for treatment in adults and children with hemophilia A for control and prevention of bleeding episodes, perioperative management and routine prophylaxis to prevent or reduce the frequency of bleeding episodes. ELOCTATE was approved by the FDA in June 2014 and in Japan in December 2014.

We collaborate with Swedish Orphan Biovitrum AB (Sobi) to jointly develop and commercialize Factor VIII and Factor IX hemophilia products, including ELOCTATE and ALPROLIX. For information about our agreement with Sobi, please read Note 20, Collaborative and Other Relationships to our consolidated financial statements included in this report.
Genentech Collaboration
We collaborate with Genentech, Inc. (Genentech), a wholly-owned member of the Roche Group, on the development and commercialization of RITUXAN. We also share operating profits and losses relating to GAZYVA with Genentech in the U.S. The Roche Group and its sub-licensees maintain sole responsibility for the development, manufacturing and commercialization of GAZYVA in the U.S. For information about our unconsolidated joint business and agreement with Genentech, please read Note 1, Summary of Significant Accounting Policies and Note 20, Collaborative and Other Relationships to our consolidated financial statements included in this report.

•
RITUXAN (rituximab), a widely prescribed monoclonal antibody used to treat non-Hodgkin's lymphoma, rheumatoid arthritis, chronic lymphocytic leukemia (CLL) and two forms of ANCA-associated vasculitis. Non-Hodgkin's lymphoma and CLL are cancers that affect lymphocytes, which are a type of white blood cell that help to fight infection. Rheumatoid arthritis is a chronic disease that occurs when the immune system mistakenly attacks the body's joints, resulting in inflammation, pain and joint damage. ANCA-associated vasculitis is a rare autoimmune disease that largely affects the small blood vessels of the kidneys, lungs, sinuses, and a variety of other organs.

•
GAZYVA (obinutuzumab), in combination with chlorambucil, is indicated for the treatment of patients with previously untreated CLL. The FDA granted GAZYVA breakthrough therapy designation due to the significance of the positive progression-free survival results from the Phase 3 CLL11 clinical trial and the serious and life threatening nature of CLL. GAZYVA was approved by the FDA in November 2013.

Other

•
FUMADERM (fumaric acid esters), a prolonged-release tablet formulation approved in Germany only for the treatment of adult patients with moderate to severe plaque psoriasis. Psoriasis is a skin disease in which cells build up on the skin surface and form scales and red patches.

Marketing and Distribution
We promote our products in the U.S., most of the major countries of the E.U. and Japan primarily through our own sales forces and marketing groups. In some countries, particularly in areas where we continue to expand into new geographic areas, we partner with third parties. We focus our sales and marketing efforts on specialist physicians in private practice or at major medical centers. We use customary pharmaceutical company practices to market our products and to educate physicians, such as sales representatives calling on individual physicians, advertisements, professional symposia, direct mail, public relations and other methods. We provide customer service and other related programs for our products, such as disease and product specific websites, insurance research services and order, delivery and fulfillment services. We have also established programs in the U.S. which provide qualified uninsured or underinsured patients with marketed products at no or reduced charge, based on specific eligibility criteria.
We distribute our products in the U.S. principally through wholesale distributors of pharmaceutical products, mail order specialty distributors or shipping service providers. In other countries, the distribution of our products varies from country to country, including through wholesale distributors of pharmaceutical products and third party distribution partners who are responsible for most marketing and distribution activities.
RITUXAN and GAZYVA are marketed and distributed by the Roche Group and its sublicensees.
Our product sales to two wholesale distributors, AmerisourceBergen and McKesson, each accounted for more than 10% of our total revenues for the years ended December 31, 2014, 2013 and 2012, and on a combined basis, these wholesale distributors accounted for approximately 60%, 56% and 30% of our gross product revenues for such years, respectively.
Research and Development Programs
A commitment to research is fundamental to our company’s mission. Our research and development strategy is to discover and develop differentiated molecules that improve safety or efficacy for unmet medical needs. By applying our expertise in biologics and our growing capabilities in small molecule, antisense, gene therapy, gene editing and other technologies, we target specific medical needs where new or better treatments are needed.
We intend to continue committing significant resources to research and development opportunities. As part of our ongoing research and development efforts, we have devoted significant resources to conducting clinical studies to advance the development of new pharmaceutical products and technologies and to explore the utility of our existing products in treating disorders beyond those currently approved in their labels. For the years ended December 31, 2014, 2013 and 2012, research and development expenses were $1,893.4 million, $1,444.1 million and $1,334.9 million, respectively.
The table below highlights our current research and development programs that are in clinical trials. Drug development involves a high degree of risk and investment, and the status, timing and scope of our development programs are subject to change. Important factors that could adversely affect our drug development efforts are discussed in the “Risk Factors” section of this report.

Therapeutic Area	Product Candidate	Targeted Indications	Collaborator (1)	Status
Neurology	ZINBRYTA (daclizumab high yield process)	MS	AbbVie Biotherapeutics	Phase 3 completed; Expect to submit MAA to FDA and EMA in 2015
	TYSABRI (natalizumab)	Secondary progressive MS	None	Phase 3
		Acute Ischemic Stroke	None	Phase 2
	ISIS - SMNRx	Spinal muscular atrophy	Isis Pharmaceuticals	Phase 3
	Anti-LINGO	Acute Optic Neuritis	None	Phase 2
		MS	None	Phase 2
	Neublastin	Neuropathic pain	None	Phase 2
	BIIB037	Alzheimer’s disease	Neurimmune SubOne AG	Phase 1b; Preparing for Phase 3
	BAN2401	Alzheimer’s disease	Eisai	Phase 2
	E2609	Alzheimer’s disease	Eisai	Phase 2
	ISIS - DMPKRx	Myotonic Dystrophy	Isis Pharmaceuticals	Phase 1
	BIIB061	MS	None	Phase 1

Hematology	ALPROLIX [Coagulation Factor IX (Recombinant), Fc Fusion Protein]	Hemophilia B	Swedish Orphan Biovitrum	Expect to submit MAA to EMA in 2015
	ELOCTATE [Antihemophilic Factor (Recombinant), Fc Fusion Protein]	Hemophilia A	Swedish Orphan Biovitrum	MAA submitted and under regulatory review by EMA

Immunology	STX-100	Idiopathic pulmonary fibrosis	None	Phase 2a
	Anti-TWEAK	Lupus nephritis	None	Phase 2
	Anti-CD40 Ligand	Systemic lupus erythematosus	UCB Pharma	Phase 1b
	Anti-BDCA2	Systemic lupus erythematosus	None	Phase 1

Other	GAZYVA (obinutuzumab)	Non-Hodgkin’s lymphoma	Genentech (Roche Group)	Phase 3
		Lupus nephritis	Genentech (Roche Group)	Phase 2

(1)
For information about certain of our agreements with collaborators and other third parties, please see “Business Relationships” below and Note 20, Collaborative and Other Relationships to our consolidated financial statements included in this report.

Late Stage Product Candidates
Additional information about our late stage product candidates, which includes programs in Phase 3 development or in registration stage, is set forth below.
ZINBRYTA (daclizumab high yield process)
ZINBRYTA is a monoclonal antibody that is being tested in RRMS. In June 2014, we announced positive top-line results from the Phase 3 DECIDE clinical trial, which investigated ZINBRYTA as a potential once-monthly, subcutaneous treatment for RRMS. Results showed that ZINBRYTA was superior on the study's primary endpoint, demonstrating a statistically significant reduction in annualized relapse rates when compared to interferon beta-1a (AVONEX).
TYSABRI (natalizumab)
In May 2013, we completed patient enrollment in a Phase 3 study of TYSABRI in secondary progressive MS, known as ASCEND. The study has a duration of approximately two years and involves approximately 875 patients. Secondary progressive MS is characterized by a steady progression of nerve damage, symptoms and disability.
ELOCTATE [Antihemophilic Factor (Recombinant), Fc Fusion Protein]
In June 2014, ELOCTATE, a recombinant factor VIII Fc fusion protein (rFVIIIFc), was approved by the FDA for the treatment of hemophilia A. In October 2014, we submitted a marketing authorization application (MAA) to the European Medicines Agency (EMA) for ELOCTA, the trade name for ELOCTATE in the E.U. The regulatory application included results from A-LONG, the pivotal Phase 3 clinical study that examined the efficacy, safety and pharmacokinetics of rFVIIIFc in males 12 years of age and older with severe hemophilia A and from Kids A-LONG, the Phase 3 clinical study that evaluated the efficacy and safety of rFVIIIFc in children with hemophilia A under the age of 12.

ALPROLIX [Coagulation Factor IX (Recombinant), Fc Fusion Protein]
In March 2014, ALPROLIX was approved by the FDA for the treatment of hemophilia B. Pediatric data will be required as part of the MAA for ALPROLIX that we plan to submit to the EMA. We have initiated Kids B-LONG, a global pediatric study evaluating the efficacy and safety of recombinant factor IX Fc fusion protein (rFIXFc) in children with hemophilia B under the age of 12.
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

•
GADOLIN: investigating the efficacy and safety of GAZYVA plus bendamustine compared with bendamustine alone in patients with RITUXAN-refractory, indolent non-Hodgkin's lymphoma. In February 2015, the Roche Group announced positive results from the Phase 3 GADOLIN study. At a pre-planned interim analysis, an independent data monitoring committee determined that the study met its primary endpoint early, showing that people lived significantly longer without disease worsening or death (progression-free survival) when treated with GAZYVA plus bendamustine followed by GAZYVA alone, compared to bendamustine alone.

ISIS-SMNRx
In August 2014, Isis Pharmaceuticals, Inc. (Isis) announced the initiation of a pivotal Phase 3 study evaluating ISIS-SMNRx in infants with spinal muscular atrophy (SMA), the most common genetic cause of infant mortality. This Phase 3 study, known as ENDEAR, is a randomized, double-blind, sham-procedure controlled thirteen month study in approximately 110 infants diagnosed with SMA. The study will evaluate the efficacy and safety of a 12mg dose of ISIS-SMNRx with a primary endpoint of survival or permanent ventilation.
In November 2014, Isis announced the initiation of a pivotal Phase 3 study evaluating the efficacy and safety of ISIS-SMNRx in non-ambulatory children with SMA. This Phase 3 study, known as CHERISH, is a randomized, double-blind, sham-procedure controlled fifteen month study in approximately 120 children with SMA. The study will evaluate the efficacy and safety of a 12mg dose of ISIS-SMNRx with a primary endpoint of a change in the Hammersmith Functional Motor Scale-Expanded, a validated method to measure changes in muscle function in patients with SMA.
Business Relationships
As part of our business strategy, we establish business relationships, including joint ventures and collaborative arrangements with other companies, universities and medical research institutions to assist in the clinical development and/or commercialization of certain of our products and product candidates and to provide support for our research programs. We also evaluate opportunities for acquiring products or rights to products and technologies that are complementary to our business from other companies, universities and medical research institutions.
Below is a brief description of our significant relationships and collaborations that expand our pipeline and provide us with certain rights to existing and potential new products and technologies. For more information regarding certain of these relationships, including their ongoing financial and accounting impact on our business, please read Note 20, Collaborative and Other Relationships to our consolidated financial statements included in this report.

•
AbbVie Biotherapeutics, Inc. - We have a collaboration agreement with AbbVie Biotherapeutics, Inc. aimed at advancing the development and commercialization of ZINBRYTA (daclizumab high yield process) in MS.

•
Acorda Therapeutics, Inc. - We collaborate with Acorda to develop and commercialize products containing fampridine in markets outside the U.S. We also have responsibility for regulatory activities and the future clinical development of related products in those markets.

•
Eisai Co., Ltd. - In 2014, we entered into a collaboration with Eisai Co., Ltd. (Eisai) to jointly develop and commercialize E2609 and BAN2401, two Eisai product candidates for the treatment of Alzheimer’s disease. The agreement also provides Eisai with options to jointly develop and commercialize two of our candidates for Alzheimer’s disease, the anti-amyloid beta antibody BIIB037 and an anti-tau monoclonal antibody, upon the exchange of clinical data.

•
Genentech (Roche Group) - We collaborate with Genentech on the development and commercialization of RITUXAN. In addition, in the U.S. we share operating profits and losses relating to GAZYVA with Genentech. The Roche Group and its sub-licensees maintain sole responsibility for the development, manufacturing and commercialization of GAZYVA in the U.S.

•
Isis Pharmaceuticals, Inc. - We have three separate exclusive, worldwide option and collaboration agreements with Isis under which both companies will develop and commercialize antisense therapeutics for up to three gene targets, Isis’ product candidates for the treatment of myotonic dystrophy type 1, and the antisense investigational candidate, ISIS-SMNRx for the treatment of SMA. We also have a six-year research collaboration agreement with Isis, which we entered into in 2013, under which both companies will perform discovery level research and develop and commercialize antisense and other therapeutics for the treatment of neurological disorders.

•
Samsung Bioepis - We have an agreement with Samsung BioLogics Co. Ltd. (Samsung Biologics), that established an entity, Samsung Bioepis, to develop, manufacture and market biosimilar pharmaceuticals. In December 2013, pursuant to our agreement with Samsung Biologics, we exercised our right to enter into an agreement with Samsung Bioepis to commercialize anti-TNF biosimilar product candidates in Europe. Under the agreement, we will be responsible for commercialization of these product candidates across Europe. In January 2015, Samsung Bioepis' MAA for its ENBREL (etanercept) biosimilar candidate, SB4, was validated and accepted for review by the EMA.

•
Sangamo BioSciences, Inc. - In 2014, we entered into an exclusive worldwide research, development and commercialization collaboration and license agreement with Sangamo BioSciences, Inc. (Sangamo) under which both companies will develop and commercialize product candidates using gene editing technologies for the treatment of two inherited blood disorders, sickle cell disease and beta-thalassemia.

•
Swedish Orphan Biovitrum AB - We collaborate with Sobi to jointly develop and commercialize Factor VIII and Factor IX hemophilia products, including ELOCTATE and ALPROLIX. We have commercial rights for North America and for rest of the world markets outside of Europe, Russia, Turkey and certain countries in the Middle East. Subject to the exercise of an opt-in right that Sobi may exercise with respect to each product developed under the collaboration, Sobi will have commercial rights in Europe, Russia, Turkey and certain countries in the Middle East for the applicable product. In November 2014, Sobi exercised its opt-in right to assume final development and commercialization of ELOCTA in those territories.

Patents and Other Proprietary Rights
Patents are important to obtaining and protecting exclusive rights in our drugs and drug candidates. We regularly seek patent protection in the U.S. and in selected countries outside the U.S. for inventions originating from our research and development efforts. In addition, we license rights to various patents and patent applications. U.S. patents, as well as most foreign patents, are generally effective for 20 years from the date the earliest application was filed; however, U.S. patents that issue on applications filed before June 8, 1995 may be effective until 17 years from the issue date, if that is later than the 20 year date. In some cases, the patent term may be extended to recapture a portion of the term lost during FDA regulatory review or, in the case of the U.S., because of U.S. Patent and Trademark Office (USPTO) delays in prosecuting the application. Specifically, in the U.S., under the Drug Price Competition and Patent Term Restoration Act of 1984, commonly known as the Hatch-Waxman Act, the term of a patent that covers an FDA-approved drug may also be eligible for patent term extension (for up to five years, but not beyond a total of 14 years from the date of product approval) as compensation for patent term lost during the FDA regulatory review process. The duration and extension of the term of foreign patents varies similarly, in accordance with local law. For example, supplementary protection certificates (SPCs) on some of our products have been granted in a number of European countries, compensating in part for delays in obtaining marketing approval.

Regulatory exclusivity, which may consist of regulatory data protection and market protection, also can provide meaningful protection for our products. Regulatory data protection provides to the holder of a drug or biologic marketing authorization, for a set period of time, the exclusive use of the proprietary pre-clinical and clinical data that it created at significant cost and submitted to the applicable regulatory authority to obtain approval of its product. Our products also may qualify for market protection from regulatory authorities, pursuant to which a regulatory authority may not permit for a set period of time, the approval or commercialization of another product containing the same active ingredient(s) as our product. After that set period of time, third parties are then permitted to rely upon our data to obtain approval of their abbreviated applications to market (e.g., generic drugs and biosimilars). Although the World Trade Organization's agreement on trade-related aspects of intellectual property rights (TRIPS) requires signatory countries to provide regulatory exclusivity to innovative pharmaceutical products, implementation and enforcement varies widely from country to country.
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
Our trademarks are important to us and are generally covered by trademark applications or registrations in the USPTO and the patent or trademark offices of other countries. We also use trademarks licensed from third parties, such as the trademark FAMPYRA which we license from Acorda Therapeutics. Trademark protection varies in accordance with local law, and continues in some countries as long as the trademark is used and in other countries as long as the trademark is registered. Trademark registrations generally are for fixed but renewable terms.
A discussion of certain risks and uncertainties that may affect our patent position and proprietary rights is set forth in the “Risk Factors” section of this report.
Additional information about the patents, expected regulatory exclusivities and other proprietary rights covering our marketed products is set forth below.
AVONEX and PLEGRIDY
We have several U.S. patents and patent applications, and a number of corresponding foreign counterparts, related to AVONEX and/or PLEGRIDY. Our U.S. patent no. 7,588,755 claims the use of recombinant beta interferon for immunomodulation or treating a viral condition, viral disease, cancers or tumors. This patent, which expires in September 2026, covers the treatment of MS with AVONEX and PLEGRIDY. A discussion of legal proceedings related to this patent is set forth in Note 21, Litigation to our consolidated financial statements included in this report.
Additionally, we and another party each own a pending U.S. patent application related to recombinant interferon-beta protein. These applications, which fall outside of the General Agreement on Tariffs and Trade (GATT) amendments to the U.S. patent statute, are not published by the USPTO and, if they mature into granted patents, may be entitled to a term of seventeen years from the grant date. There is a pending interference proceeding in the USPTO involving these applications. We do not know whether either of these applications will mature into patents with claims relevant to AVONEX or to PLEGRIDY.
Additional protection for PLEGRIDY is provided by patents and patent applications with expiration dates out to 2025 in the U.S. and 2019 in the E.U., with the potential for patent term extension. PLEGRIDY is also entitled to regulatory exclusivity until 2026 in the U.S. and 2024 in the E.U.
TECFIDERA
We have several U.S. patents and patent applications, and a number of corresponding foreign counterparts, related to TECFIDERA.
Our principal U.S. patents and expiration dates, subject to pending applications for patent term extension, are:

•	U.S. patent no. 6,509,376, having claims to formulations of dimethyl fumarate for use in the treatment of autoimmune diseases including MS, expiring in 2019;

•	U.S. patent no. 7,320,999, having claims to a method of treating MS using dimethyl fumarate, expiring in 2020;

•	U.S. patent no. 7,619,001, having claims to a method of treating MS using dimethyl fumarate, monomethyl fumarate, or a combination thereof, expiring in 2018;

•	U.S. patent no. 7,803,840, having claims to a method of treating an autoimmune disease selected from autoimmune polyarthritis and MS using dimethyl fumarate, expiring in 2018;

•	U.S. patent no. 8,399,514, covering the dosing regimen of 480 mg per day of dimethyl fumarate, monomethyl fumarate or combinations thereof for treating MS, expiring in 2028;

•	U.S. patent no. 8,524,773, having claims to a method of treating MS using dimethyl fumarate, expiring in 2018; and

•	U.S. patent no. 8,759,393, having claims to formulations of dimethyl fumarate, expiring in 2019.
Our principal European patents and expiration dates, subject to pending applications for supplemental patent certificates, are:

•	European patent no. (EP) 1131065, directed to formulations of dimethyl fumarate and to uses thereof for treating autoimmune diseases, including MS, expiring in 2019; and

•	EP 2137537, the counterpart patent to our U.S. patent covering the dosing regimen of 480 mg per day of dimethyl fumarate or monomethyl fumarate for treating MS, expiring in 2028.
In addition to patent protection, in the U.S. TECFIDERA is entitled to regulatory exclusivity until 2018. In the E.U., TECFIDERA is entitled to regulatory exclusivity until 2024.
TYSABRI
We have patents and patent applications covering TYSABRI in the U.S. and other countries. These patents and patent applications cover TYSABRI and related manufacturing methods, as well as various methods of treatment using the product. The principal patents covering the product and use of the product to treat MS are U.S. patent nos. 5,840,299 and 6,602,503 and EP 0804237, which expire between 2017 and 2020 (including supplementary protection certificates in many European countries). Additional U.S. and E.U. patents and applications covering methods of treatment using the product expire in 2023.
In addition to patent protection, TYSABRI is entitled to regulatory exclusivity until 2016 in both the U.S. and the E.U.
FAMPYRA
We have an exclusive license under two European granted patents, several pending European patent applications and numerous corresponding non-U.S. counterpart applications related to FAMPYRA. EP 0484186B1 claims pharmaceutical formulations containing aminopyridines including fampridine. This patent expired in November 2011 but is subject to pending and granted supplemental protection certificates which, where granted, will extend the patent term to 2016 on a country-by-country basis. EP 1732548B1, which claims sustained-release aminopyridine compositions for increasing walking speed in patients with MS, and EP 2377536B1, which claims sustained-release aminopyridine compositions for treating multiple sclerosis, expire in 2025 but are subject to pending and granted supplemental protection certificates which, where granted, will extend one of the patents’ term to 2026 on a country-by-country basis. In addition to these patent rights, FAMPYRA is covered by regulatory exclusivity in Europe until 2021.
ELOCTATE and ALPROLIX
We have several U.S. patents and patent applications, and a number of corresponding foreign counterparts, related to ELOCTATE and ALPROLIX and their use. The principal patents include U.S. patents nos. 7,404,956, 8,329,182, 7,348,004 and 7,862,820. These patents will expire between 2024 and 2025, and some may be entitled to additional patent term pursuant to the patent term extension provisions of the U.S. patent laws. Related European patents EP 1624891 and EP 1625209 expire in 2024 and may be entitled to additional patent term in at least some countries upon approval. Additionally, pending patent applications, if granted, would provide additional patent protection through 2034. ELOCTATE and ALPROLIX are both entitled to regulatory exclusivity in the U.S. until 2026.
RITUXAN and Anti-CD20 Antibodies
We have several U.S. patents and patent applications, and numerous corresponding foreign counterparts, directed to anti-CD20 antibody technology, including RITUXAN. The principal patents with claims to RITUXAN or its uses expire in the U.S. between 2015 and 2018 and expired in the rest of the world in 2013, subject to any available patent term extensions. In addition, we and our collaborator Genentech, have additional patents and patent applications directed to anti-CD20 antibodies and their uses to treat various diseases. Genentech has principal responsibility for managing the intellectual property portfolio for RITUXAN and the other anti-CD20 antibodies under our agreements with Genentech.

Competition
Competition in the biopharmaceutical industries is intense and comes from many sources, including specialized biotechnology firms and large pharmaceutical companies. Many of our competitors are working to develop products similar to those we are developing or already market and have considerable experience in undertaking clinical trials and in obtaining regulatory approval to market pharmaceutical products. Certain of these companies have substantially greater financial, marketing and research and development resources than we do.
We believe that competition and leadership in the industry is based on managerial and technological excellence and innovation as well as establishing patent and other proprietary positions through research and development. The achievement of a leadership position also depends largely upon our ability to identify and exploit commercially the products resulting from research and the availability of adequate financial resources to fund facilities, equipment, personnel, clinical testing, manufacturing and marketing. Another key aspect of remaining competitive within the industry is recruiting and retaining leading scientists and technicians. We believe that we have been successful in attracting skilled and experienced scientific personnel.
Competition among products approved for sale may be based, among other things, on patent position, product efficacy, safety, convenience/delivery devices, reliability, availability and price. In addition, early entry of a new pharmaceutical product into the market may have important advantages in gaining product acceptance and market share. Accordingly, the relative speed with which we can develop products, complete the testing and approval process and supply commercial quantities of products will have an important impact on our competitive position.
The introduction of new products or technologies, including the development of new processes or technologies by competitors or new information about existing products may result in increased competition for our marketed products or could result in pricing pressure on our products. It is also possible that the development of new treatment options or standards of care could reduce the use of our products or may limit the utility and application of ongoing clinical trials for our product candidates. We may also face increased competitive pressures as a result of generics and the emergence of biosimilars in the U.S. and E.U. If a generic or biosimilar version of one of our products were approved, it could reduce our sales of that product.
Additional information about the competition that our marketed products face is set forth below.
AVONEX, PLEGRIDY, TYSABRI and TECFIDERA
AVONEX, PLEGRIDY, TYSABRI and TECFIDERA each compete with one or more of the following products:

Competing Product	Competitor
COPAXONE (glatiramer acetate)	Teva Pharmaceuticals Industries Ltd.
REBIF (interferon-beta-1)	Merck KGaA (and co-promoted with Pfizer Inc. in the U.S.)
BETASERON/BETAFERON (interferon-beta-1b)	Bayer Group
EXTAVIA (interferon-beta-1b)	Novartis AG
GILENYA (fingolimod)	Novartis AG
AUBAGIO (teriflunomide)	Sanofi
LEMTRADA (alemtuzumab)	Sanofi
Competition in the MS market is intense. Along with us, a number of companies are working to develop additional treatments for MS that may in the future compete with AVONEX, PLEGRIDY, TYSABRI, TECFIDERA or all of them. In addition, the commercialization of our own products, including new products such as TECFIDERA and PLEGRIDY, and the possible future introduction of generics, related prodrug derivatives or biosimilars of existing products may negatively impact future sales of our MS products.
FAMPYRA
FAMPYRA is indicated as a treatment to improve walking in adult patients with MS who have walking disability and is the first treatment that addresses this unmet medical need with demonstrated efficacy in people with all types of MS. FAMPYRA is currently the only therapy approved to improve walking in patients with MS.
FUMADERM
FUMADERM competes with several different types of therapies in the psoriasis market within Germany, including oral systemics such as methotrexate and cyclosporine.

RITUXAN and GAZYVA in Oncology
RITUXAN and GAZYVA compete with several different types of therapies in the oncology market, including:

Competing Product	Competitor
TREANDA (bendamustine HCL)	Cephalon (Teva Pharmaceuticals)
ARZERRA (ofatumumab)	GenMab in collaboration with GlaxoSmithKline
IMBRUVICA (ibrutinib)	Pharmacyclics and Janssen
ZYDELIG (idelalisib)	Gilead
We also expect that over time GAZYVA will compete with RITUXAN in the oncology market. In addition, we are aware of other anti-CD20 molecules, including biosimilars, in development that, if successfully developed and approved, may compete with RITUXAN and GAZYVA in the oncology market.
RITUXAN in Rheumatoid Arthritis (RA)
RITUXAN competes with several different types of therapies in the RA market, including:

Competing Product/Type of Therapy	Competitor
Traditional Therapies:
Disease-modifying anti-rheumatic drugs such as steroids, methotrexate and cyclosporine	Numerous competitors
TNF Inhibitors:
REMICADE (infliximab)	Johnson & Johnson
SIMPONI and SIMPONI ARIA (golimumab)	Johnson & Johnson
HUMIRA (adalimumab)	AbbVie
ENBREL (etanercept)	Amgen and Pfizer
CIMZIA (certolizumab pegol)	UCB, S.A.
ORENCIA (abatacept)	Bristol-Myers Squibb Company
ACTEMRA (tocilizumab)	Roche Group
XELJANZ (tofacitinib)	Pfizer
We are also aware of other products, including biosimilars, in development that, if successfully developed and approved, may compete with RITUXAN in the RA market.
ELOCTATE and ALPROLIX
ELOCTATE and ALPROLIX compete with recombinant short-acting Factor VIII and IX products, respectively, including:

Competing Product	Competitor
ELOCTATE:
ADVATE [Antihemophilic Factor (Recombinant)]	Baxter
KOGENATE FS [Antihemophilic Factor (Recombinant)]	Bayer
HELIXATE FS [Antihemophilic Factor (Recombinant)]	CSL Behring
XYNTHA [Antihemophilic Factor (Recombinant)], Plasma/Albumin-Free	Pfizer
ALPROLIX:
BENEFIX Coagulation Factor IX (Recombinant)	Pfizer
RIXUBIS [Coagulation Factor IX (Recombinant)]	Baxter
Our hemophilia products also compete with a number of plasma-derived short-acting Factor VIII and IX products. We are also aware of other longer-acting products as well as other technologies, such as gene therapies, that are in development, and if successfully developed and approved may compete with our hemophilia products.

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
Regulation of Combination Products
Combination products are defined by the FDA to include products comprised of two or more regulated components (e.g., a biologic and a device). Biologics and devices each have their own regulatory requirements, and combination products may have additional requirements. Some of our marketed products meet this definition and are regulated under this framework and similar regulations outside the U.S., and we expect that some of our pipeline product candidates may be evaluated for regulatory approval under this framework as well.
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
Approval of Biosimilars
In March 2010, U.S. healthcare reform legislation known as the Affordable Care Act, amended the Public Health Service Act (PHSA), to authorize the FDA to approve biological products, referred to as biosimilars or follow-on biologics, that are shown to be highly similar to previously approved biological products based upon potentially abbreviated data packages. The approval pathway for biosimilars does, however, grant a biologics manufacturer a 12 year period of exclusivity from the date of approval of its biological product before biosimilar competition can be introduced. The FDA has released draft guidance documents as part of the implementation of the abbreviated approval pathway for biosimilars and these have not yet been finalized. The FDA has indicated that it is still evaluating a number of relevant issues, and additional guidance documents are expected to be released, including guidance on the criteria for interchangeability (which the FDA has indicated would be a “higher standard” than biosimilarity), naming, labeling and clinical pharmacology.
Biosimilars legislation has also been in place in the E.U. since 2003. In December 2012, guidelines issued by the EMA for approving biosimilars of marketed monoclonal antibody products became effective. In the E.U., biosimilars have been approved under a specialized pathway of centralized procedures. The pathway allows sponsors of a biosimilar to seek and obtain regulatory approval based in part on the clinical trial data of an innovator product to which the biosimilar has been demonstrated to be “similar”. In many cases, this allows biosimilars to be brought to market without conducting the full complement of clinical trials typically required for novel biologic drugs.

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
Regulation Pertaining to Pricing and Reimbursement
In both domestic and foreign markets, sales of our products depend, in part, on the availability and amount of reimbursement by third party payors, including governments and private health plans. Governments may regulate coverage, reimbursement and pricing of our products to control cost or affect utilization of our products. Private health plans may also seek to manage cost and utilization by implementing coverage and reimbursement limitations. Substantial uncertainty exists regarding the reimbursement by third party payors of newly approved health care products. The U.S. and foreign governments regularly consider reform measures that affect health care coverage and costs. For example, provisions of the Affordable Care Act have resulted in changes in the way health care is paid for by both governmental and private insurers, including increased rebates owed by manufacturers under the Medicaid Drug Rebate Program, annual fees and taxes on manufacturers of certain branded prescription drugs, the requirement that manufacturers participate in a discount program for certain outpatient drugs under Medicare Part D and the expansion of the number of hospitals eligible for discounts under Section 340B of the PHSA. Such reforms have had and are expected to continue to have a significant impact on our business.
Within the U.S.
Medicaid is a joint federal and state program that is administered by the states for low income and disabled beneficiaries. Under the Medicaid Drug Rebate Program, we are required to pay a rebate for each unit of product reimbursed by the state Medicaid programs. For most brand name drugs, the amount of the basic rebate for each product is set by law as the greater of 23.1% (17.1% for clotting factors and certain other products) of the average manufacturer price (AMP) or the difference between AMP and the best price available from us to any customer (with limited exceptions). The rebate amount must be adjusted upward if AMP increases more than inflation (measured by the Consumer Price Index - Urban). This adjustment can cause the total rebate amount to exceed the minimum 23.1% (or 17.1%) basic rebate amount. The rebate amount is calculated each quarter based on our report of current AMP and best price for each of our products to the Centers for Medicare & Medicaid Services (CMS). The requirements for calculating AMP and best price are complex. We are required to report any revisions to AMP or best price previously reported within a certain period, which revisions could affect our rebate liability for prior quarters. In addition, if we fail to provide information timely or we are found to have knowingly submitted false information to the government, the statute governing the Medicaid Drug Rebate Program provides for civil monetary penalties.
Medicare is a federal program that is administered by the federal government that covers individuals age 65 and over as well as those with certain disabilities. Medicare Part B generally covers drugs that must be administered by physicians or other health care practitioners; are provided in connection with certain durable medical equipment; or are certain oral anti-cancer drugs and certain oral immunosuppressive drugs. Medicare Part B pays for such drugs under a payment methodology based on the average sales price (ASP) of the drugs. Manufacturers, including us, are required to provide ASP information to the CMS on a quarterly basis. The manufacturer-submitted information is used to calculate Medicare payment rates. The current payment rate for Medicare Part B drugs is ASP plus 6%. The payment rates for drugs in the hospital outpatient setting are subject to periodic adjustment. The CMS also has the statutory authority to adjust payment rates for specific drugs outside the hospital outpatient setting based on a comparison of ASP payment rates to widely available market prices or to AMP, which could decrease Medicare payment rates, but the authority has not yet been implemented. If a manufacturer is found to have made a misrepresentation in the reporting of ASP, the governing statute provides for civil monetary penalties.
Medicare Part D provides coverage to enrolled Medicare patients for self-administered drugs (i.e., drugs that are not administered by a physician). Medicare Part D is administered by private prescription drug plans approved by the U.S. government and each drug plan establishes its own Medicare Part D formulary for prescription drug coverage and pricing, which the drug plan may modify from time-to-time. The prescription drug plans negotiate pricing with manufacturers and may condition formulary placement on the availability of manufacturer discounts. In addition, manufacturers, including us, are required to provide to CMS a 50% discount on brand name prescription drugs utilized by Medicare Part D beneficiaries when those beneficiaries reach the coverage gap in their drug benefits.

Our products are subject to discounted pricing when purchased by federal agencies via the Federal Supply Schedule (FSS). FSS participation is required for our products to be covered and reimbursed by the Veterans Administration, Department of Defense, Coast Guard, and Public Health Service (PHS). Coverage under Medicaid, Medicare and the PHS pharmaceutical pricing program is also conditioned upon FSS participation. FSS pricing is intended not to exceed the price that we charge our most-favored non-federal customer for a product. In addition, prices for drugs purchased by the Veterans Administration, Department of Defense (including drugs purchased by military personnel and dependents through the TriCare retail pharmacy program), Coast Guard, and PHS are subject to a cap on pricing equal to 76% of the non-federal average manufacturer price (non-FAMP). An additional discount applies if non-FAMP increases more than inflation (measured by the Consumer Price Index - Urban). In addition, if we fail to provide information timely or we are found to have knowingly submitted false information to the government, the governing statute provides for civil monetary penalties.
To maintain coverage of our products under the Medicaid Drug Rebate Program and Medicare Part B, we are required to extend significant discounts to certain covered entities that purchase products under Section 340B of the PHS pharmaceutical pricing program. Purchasers eligible for discounts include hospitals that serve a disproportionate share of financially needy patients, community health clinics, hemophilia treatment centers and other entities that receive certain types of grants under the PHSA. For all of our products, we must agree to charge a price that will not exceed the amount determined under statute (the “ceiling price”) when we sell outpatient drugs to these covered entities. In addition, we may, but are not required to, offer these covered entities a price lower than the 340B ceiling price. The 340B discount formula is based on AMP and is generally similar to the level of rebates calculated under the Medicaid Drug Rebate Program.
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
Regulation Pertaining to Sales and Marketing
We are subject to various federal and state laws pertaining to health care “fraud and abuse,” including anti-kickback laws and false claims laws. Anti-kickback laws generally prohibit a prescription drug manufacturer from soliciting, offering, receiving, or paying any remuneration to generate business, including the purchase or prescription of a particular drug. Although the specific provisions of these laws vary, their scope is generally broad and there may be no regulations, guidance or court decisions that clarify how the laws apply to particular industry practices. There is therefore a possibility that our practices might be challenged under the anti-kickback or similar laws. False claims laws prohibit anyone from knowingly and willingly presenting, or causing to be presented for payment to third party payors (including Medicare and Medicaid) claims for reimbursed drugs or services that are false or fraudulent, claims for items or services not provided as claimed, or claims for medically unnecessary items or services. Our activities relating to the sale and marketing of our products may be subject to scrutiny under these laws. Violations of fraud and abuse laws may be punishable by criminal or civil sanctions, including fines and civil monetary penalties, and exclusion from federal health care programs (including Medicare and Medicaid). In the U.S., federal and state authorities are paying increased attention to enforcement of these laws within the pharmaceutical industry and private individuals have been active in alleging violations of the laws and bringing suits on behalf of the government under the federal civil False Claims Act. If we were subject to allegations concerning, or were convicted of violating, these laws, our business could be harmed.

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
Other Laws
Our present and future business has been and will continue to be subject to various other laws and regulations. Various laws, regulations and recommendations relating to data privacy and protection, safe working conditions, laboratory practices, the experimental use of animals, and the purchase, storage, movement, import, export and use and disposal of hazardous or potentially hazardous substances, including radioactive compounds and infectious disease agents, used in connection with our research work are or may be applicable to our activities. Certain agreements entered into by us involving exclusive license rights may be subject to national or international antitrust regulatory control, the effect of which cannot be predicted. The extent of government regulation, which might result from future legislation or administrative action, cannot accurately be predicted.
Environmental Matters
We strive to comply in all material respects with applicable laws and regulations concerning the environment. While it is impossible to predict accurately the future costs associated with environmental compliance and potential remediation activities, compliance with environmental laws is not expected to require significant capital expenditures and has not had, and is not expected to have, a material adverse effect on our operations or competitive position.

Manufacturing
We have three licensed biologics manufacturing facilities, which are located in RTP, North Carolina, Cambridge, Massachusetts, and Hillerød, Denmark. The RTP site includes a 105,000 square foot biologics manufacturing facility, which contains 6,000 (3 x 2,000) liters of bioreactor capacity, as well as a 175,000 square foot Large-Scale Manufacturing (LSM) plant which contains 90,000 (6 x 15,000) liters of bioreactor capacity. The Cambridge site is a 67,000 square foot biologics manufacturing facility that contains 10,000 (5 x 2,000) liters of bioreactor capacity. The Hillerød site is a 228,000 square foot LSM plant that contains 90,000 (6 x 15,000) liters of bioreactor capacity.
We rely on our manufacturing facilities in Cambridge, Massachusetts, RTP, North Carolina and Hillerød, Denmark for the production of drug substance for certain of our large molecule products and product candidates. Genentech is responsible for all worldwide manufacturing activities for bulk RITUXAN and GAZYVA and has sourced the manufacture of certain bulk RITUXAN and GAZYVA requirements to a third party. We principally use third parties to manufacture the active pharmaceutical ingredient (API) and the final product for our small molecule products and product candidates, including TECFIDERA and FUMADERM, and the final drug product for our large molecule products and product candidates. Acorda Therapeutics supplies FAMPYRA to us pursuant to its supply agreement with Alkermes, Inc.
In December 2012, we entered into an arrangement with Eisai to lease a portion of their facility in RTP to manufacture oral solid dose products supplementing our outsourced small molecule manufacturing capabilities. That facility also manufactures oral solid dose products for Eisai. As part of that arrangement, Eisai may provide us with packaging services for oral solid dose products. In December 2014, we submitted an application to the FDA to approve the manufacture of TECFIDERA 240 mg drug product at this facility. We intend to continue to utilize third party contract manufacturing organizations to manufacture the API and final product for our small molecule products and product candidates, which we intend to supplement through our internal oral solid dose manufacturing capabilities.
We source all of our fill-finish and the majority of final product assembly and storage operations for our products, along with a substantial part of our packaging operations, to a concentrated group of third party contract manufacturing organizations. We have internal label and packaging capability for clinical and commercial products at our Cambridge and Hillerød facilities. Raw materials, delivery devices, such as syringes and auto-injectors, and other supplies required for the production of our products and product candidates are procured from various third party suppliers and manufacturers in quantities adequate to meet our needs. Continuity of supply of such raw materials, devices and supplies is assured using a strategy of dual sourcing where possible or by a risk-based inventory strategy. Our third party service providers, suppliers and manufacturers may be subject to routine cGMP inspections by the FDA or comparable agencies in other jurisdictions and undergo assessment and certification by our quality management group.
We believe that our manufacturing facilities, together with the third party contract manufacturing organizations we outsource to, currently provide sufficient capacity for our products. We provide contract manufacturing services to Samsung Bioepis, a related party that develops, manufactures and markets biosimilars. We intend to continue to monitor the sufficiency of our manufacturing capacity in light of the development of our product pipeline.
Our Employees
As of December 31, 2014, we had approximately 7,550 employees worldwide.
Our Executive Officers (as of February 4, 2015)
George A. Scangos, Ph.D., 66, is our Chief Executive Officer and has served in this position since July 2010. From 1996 to July 2010, Dr. Scangos served as the President and Chief Executive Officer of Exelixis, Inc., a drug discovery and development company, where he continues to serve on the board. From 1993 to 1996, Dr. Scangos served as President of Bayer Biotechnology, where he was responsible for research, business development, process development, manufacturing, engineering and quality assurance of Bayer’s biological products. Before joining Bayer in 1987, Dr. Scangos was a professor of biology at Johns Hopkins University for six years, where he is still an adjunct professor. Dr. Scangos served as non-executive Chairman of Anadys Pharmaceuticals, Inc., a biopharmaceutical company, from 2005 to July 2010 and was a director of the company from 2003 to July 2010. He also served as the Chair of the California Healthcare Institute in 2010 and was a member of the board of the Global Alliance for TB Drug Development until 2010. Dr. Scangos is Treasurer of the Board of Directors of Pharmaceutical Research and Manufacturers of America (PhRMA), a member of the Boards of Trustees of the Boston Museum of Science and the Biomedical Science Careers Program, and a member of the National Board of Visitors of the University of California, Davis School of Medicine. Dr. Scangos is also on the Board of Directors of Agilent Technologies, Inc., a provider of bioanalytical and electronic measurement solutions. Dr. Scangos received his B.A. in Biology from Cornell University and Ph.D. in Microbiology from the University of Massachusetts, and was a Jane Coffin Childs Post-Doctoral Fellow at Yale University.

Susan H. Alexander, 58, is our Executive Vice President, Chief Legal Officer and Corporate Secretary and has served in these positions since December 2011. Prior to that, from 2006 to December 2011, Ms. Alexander served as our Executive Vice President, General Counsel and Corporate Secretary. From 2003 to January 2006, Ms. Alexander served as the Senior Vice President, General Counsel and Corporate Secretary of PAREXEL International Corporation, a biopharmaceutical services company. From 2001 to 2003, Ms. Alexander served as General Counsel of IONA Technologies, a software company. From 1995 to 2001, Ms. Alexander served as Counsel at Cabot Corporation, a specialty chemicals and performance materials company. Prior to that, Ms. Alexander was a partner at the law firms of Hinckley, Allen & Snyder and Fine & Ambrogne. Ms. Alexander received her B.A. from Wellesley College and her J.D. from Boston University School of Law.
Spyros Artavanis-Tsakonas, Ph.D., 68, is our Senior Vice President, Chief Scientific Officer and has served in this position since May 2013. Prior to his appointment in May 2013, Dr. Artavanis-Tsakonas served as our interim Chief Scientific Officer while on sabbatical from Harvard Medical School from March 2012 to May 2013. Dr. Artavanis-Tsakonas has been a Professor of Cell Biology at the Harvard Medical School since 1999. Prior to that, from 1999 through 2012, he was Professor, Collège de France, serving as Chair of Biology and Genetics of Development, and from 1999 to 2007, he was also the K.J. Isselbacher- P. Schwartz Professor at the Massachusetts General Hospital Cancer Center and Director of Developmental Biology and Cancer at the Harvard Medical School. Dr. Artavanis-Tsakonas is the scientific co-founder of Exelixis Pharmaceuticals, Inc., a drug discovery and development company, Cellzome, a drug discovery and development company, and Anadys Pharmaceuticals, Inc., a biopharmaceutical company. Dr. Artavanis-Tsakonas obtained his M.Sc. in Chemistry from the Federal Institute of Technology, Zurich and a Ph.D. in Molecular Biology from the University of Cambridge, England. His postdoctoral research was completed at Biozentrum, University of Basel and Stanford University.
Paul J. Clancy, 53, is our Executive Vice President, Finance and Chief Financial Officer and has served in these positions since August 2007. Mr. Clancy joined Biogen, Inc. in 2001 and has held several senior executive positions with us, including Vice President of Business Planning, Portfolio Management and U.S. Marketing, and Senior Vice President of Finance with responsibilities for leading the Treasury, Tax, Investor Relations and Business Planning groups. Prior to that, he spent 13 years at PepsiCo, a food and beverage company, serving in a range of financial and general management positions. Mr. Clancy serves on the board of directors of Agios Pharmaceuticals, Inc. and Incyte Corporation, both biopharmaceutical companies. Mr. Clancy received his B.S. in Finance from Babson College and M.B.A. from Columbia University.
Gregory F. Covino, 49, is our Vice President, Finance and Chief Accounting Officer and has served in this position since April 2012. Prior to that, Mr. Covino served at Boston Scientific Corporation, a medical device company, as Vice President, Corporate Analysis and Control since March 2010, having responsibility for the company's internal audit function, and as Vice President, Finance, International from February 2008 to March 2010, having responsibility for the financial activities of the company's international division. Prior to that, Mr. Covino held several finance positions at Hubbell Incorporated, an electrical products company, including Vice President, Chief Accounting Officer and Controller from 2002 to January 2008, Interim Chief Financial Officer from 2004 to 2005, and Director, Corporate Accounting from 1999 to 2002. Mr. Covino received his B.S. in Business Administration from Bryant University.
John G. Cox, 52, is our Executive Vice President, Pharmaceutical Operations and Technology and has served in this position since June 2010. Mr. Cox joined Biogen, Inc. in 2003 and has held several senior executive positions with us, including Senior Vice President of Technical Operations, Senior Vice President of Global Manufacturing, and Vice President of Manufacturing and General Manager of Biogen Idec’s operations in RTP. Prior to that, Mr. Cox held a number of senior operational roles at Diosynth Inc., a life sciences manufacturing and services company, where he worked in technology transfer, validation and purification. Prior to that, Mr. Cox focused on the same areas at Wyeth Corporation, a life sciences company, from 1993 to 2000. Mr. Cox serves on the board of directors of Repligen Corporation, a life sciences company. Mr. Cox received his B.S. in Biology from Arizona State University, M.B.A. from the University of Michigan and M.S. in Cell Biology from California State University.
Kenneth Di Pietro, 56, is our Executive Vice President, Human Resources and has served in this position since January 2012. Mr. Di Pietro joined Biogen Idec from Lenovo Group, a technology company, where he served as Senior Vice President, Human Resources from 2005 to June 2011. From 2003 to 2005, he served as Corporate Vice President, Human Resources at Microsoft Corporation, a technology company. From 1999 to 2002, Mr. Di Pietro worked as Vice President, Human Resources at Dell Inc., a technology company. Prior to that, he spent 17 years at PepsiCo, a food and beverage company, serving in a range of human resource and general management positions. Mr. DiPietro serves on the board of directors of InVivo Therapeutics Corporation, a medical device company. Mr. Di Pietro received his B.S. in Industrial and Labor Relations from Cornell University.

Steven H. Holtzman, 60, is our Executive Vice President, Corporate Development and has served in this position since January 2011. Prior to that, Mr. Holtzman was a founder of Infinity Pharmaceuticals, Inc., a drug discovery and development company, where he served as Chair of the Board of Directors from company inception in 2001 to November 2012, Executive Chair of the Board of Directors in 2010 and as Chief Executive Officer from 2001 to December 2009. From 1994 to 2001, Mr. Holtzman was Chief Business Officer at Millennium Pharmaceuticals Inc., a biopharmaceutical company. From 1986 to 1994, he was a founder, member of the Board of Directors and Executive Vice President of DNX Corporation, a biotechnology company. From 1996 to 2001, Mr. Holtzman served as presidential appointee to the national Bioethics Advisory Commission. Mr. Holtzman received his B.A. from Michigan State University and B.Phil. graduate degree from Oxford University which he attended as a Rhodes Scholar.
Adriana (Andi) Karaboutis, 52, is our Executive Vice President, Technology and Business Solutions and has served in this position since September 2014. Prior to joining us, Ms. Karaboutis was Vice President and Global Chief Information Officer of Dell, Inc., where she was responsible for leading a global IT organization focused on powering Dell as an end-to-end technology solutions provider. Prior to joining Dell in 2010, Ms. Karaboutis spent over 20 years at General Motors and Ford Motor Company in various international leadership positions including computer-integrated manufacturing, supply chain operations, and information technology. Ms. Karaboutis serves on the board of directors of Advance Auto Parts, an automotive after market parts provider. Ms. Karaboutis received a B.S. in Computer Science from Wayne State University in Detroit, Michigan.
Tony Kingsley, 51, is our Executive Vice President, Global Commercial Operations and has served in this position since November 2011. From January 2010 to November 2011, Mr. Kingsley served as our Senior Vice President, U.S. Commercial Operations. Prior to that, he served as Senior Vice President and General Manager of the Gynecological Surgical Products business at Hologic, Inc., a provider of diagnostic and surgical products, from October 2007 to November 2009, and as Division President, Diagnostic Products at Cytyc Corp., a provider of diagnostic and medical device products, from July 2006 to October 2007. In those roles, Mr. Kingsley ran commercial, manufacturing and research and development functions. From 1991 to 2006, he was a Partner at McKinsey & Company focusing on the biotechnology, pharmaceutical and medical device industries. Mr. Kingsley received his B.A. in Government from Dartmouth College and M.B.A. from Harvard Graduate School of Business Administration.
Adam Koppel, M.D., Ph.D., 45, is our Senior Vice President and Chief Strategy Officer, responsible for leading corporate strategy and portfolio management, and has served in this position since May 2014. Prior to joining us, Dr. Koppel served as a Managing Director of Brookside Capital, the public-equity affiliate of Bain Capital, since November 2003. Prior to Brookside Capital, he served as Associate Principal with McKinsey & Company, where he consulted to companies in the pharmaceutical and biotechnology industries. Dr. Koppel serves on the board of directors of PTC Therapeutics, Inc. and Trevena, Inc., both biopharmaceutical companies. Dr. Koppel received an M.D. and Ph.D. from the University of Pennsylvania School of Medicine, an M.B.A. from the Wharton School of the University of Pennsylvania and a B.A. from Harvard University.
Alfred W. Sandrock, Jr., M.D., Ph.D., 57, is our Group Senior Vice President, Chief Medical Officer and has served in this position since May 2013. From February 2012 to April 2013, Dr. Sandrock served as our Senior Vice President, Chief Medical Officer. Prior to that, Dr. Sandrock held several senior executive positions since joining us in 1998, including Senior Vice President of Development Sciences, Senior Vice President of Neurology Research and Development and Vice President of Clinical Development, Neurology. Dr. Sandrock received his B.A. in Human Biology from Stanford University, an M.D. from Harvard Medical School, and a Ph.D. in Neurobiology from Harvard University. He completed an internship in Medicine, a residency and chief residency in Neurology, and a clinical fellowship in Neuromuscular Disease and Clinical Neurophysiology (electromyography) at Massachusetts General Hospital.

Douglas E. Williams, Ph.D., 56, is our Executive Vice President, Research and Development and has served in this position since January 2011. Prior to that, Dr. Williams held several senior executive positions at ZymoGenetics, Inc., a biopharmaceutical company, including Chief Executive Officer and Director, from January 2009 to October 2010; President and Chief Scientific Officer, from July 2007 to January 2009; and Executive Vice President, Research and Development and Chief Scientific Officer, from 2004 to July 2007. Prior to that, he held leadership positions within the biotechnology industry, including Chief Scientific Officer and Executive Vice President of Research and Development at Seattle Genetics, Inc., a biotechnology company, from 2003 to 2004, and Senior Vice President and Washington Site Leader at Amgen Inc., a biotechnology company, in 2002. Dr. Williams also served in a series of scientific and senior leadership positions during a decade at Immunex Corp., a biopharmaceutical company, including Executive Vice President and Chief Technology Officer, Senior Vice President of Discovery Research, Vice President of Research and Development, and as a director. Prior to that, Dr. Williams served on the faculty of the Indiana University School of Medicine and the Department of Laboratory Medicine at the Roswell Park Memorial Institute, in Buffalo, New York. Dr. Williams serves on the boards of directors of Regulus Therapeutics Inc. and Ironwood Pharmaceuticals, both life sciences companies. Dr. Williams received his B.S. in biological sciences from the University of Massachusetts, Lowell and Ph.D. in physiology from the State University of New York at Buffalo, Roswell Park Memorial Institute Division.
Available Information
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
Our current revenues depend upon continued sales of our principal products, TECFIDERA, AVONEX, TYSABRI, and RITUXAN. We may be substantially dependent on sales from our principal products for many years, including an increasing reliance on sales and growth of TECFIDERA as we continue to expand into additional markets. Any negative developments relating to any of these products, including the following, and as discussed in greater detail in these “Risk Factors”, may adversely affect our revenues and results of operations or could cause a decline in our stock price:

•	safety or efficacy issues;

•	the introduction or greater acceptance of competing products;

•
constraints and additional pressures on product pricing or price increases, due to a number of factors, including governmental or regulatory requirements, increased competition, or changes in reimbursement policies and practices of payors and other third parties; or

•	adverse legal, administrative, regulatory or legislative developments.
If we fail to compete effectively, our business and market position would suffer.
The biopharmaceutical industry and the markets in which we operate are intensely competitive. We compete in the marketing and sale of our products, the development of new products and processes, the acquisition of rights to new products with commercial potential and the hiring and retention of personnel. We compete with biotechnology and pharmaceutical companies that have a greater number of products on the market and in the product pipeline, greater financial and other resources and other technological or competitive advantages. One or more of our competitors may benefit from significantly greater sales and marketing capabilities, may develop products that are accepted more widely than ours or may receive patent protection that dominates, blocks or adversely affects our product development or business.
Our products are also susceptible to competition from generics and biosimilars in many markets. Generic versions of drugs and biosimilars are likely to be sold at substantially lower prices than branded products. Accordingly, the introduction of generic or biosimilar versions of our marketed products likely would significantly reduce both the price that we receive for such marketed products and the volume of products that we sell, which may have an adverse impact on our results of operations.
In the MS market, we face intense competition as the number of products and competitors continues to expand. Due to our significant reliance on sales of our MS products, our business may be harmed if we are unable to successfully compete in the MS market. More specifically, our ability to compete and maintain and grow our share in the MS market may be adversely affected due to a number of factors, including:

•	the introduction of more efficacious, safer, less expensive or more convenient alternatives to our MS products, including our own products;

•
the introduction of lower-cost biosimilars, follow-on products or generic versions of branded MS products sold by our competitors, and the possibility of future competition from generic versions or related prodrug derivatives or from off-label use by physicians of therapies indicated for other conditions to treat MS patients;

•	patient dynamics, including the size of the patient population and our ability to attract new patients to our therapies;

•
damage to physician and patient confidence in any of our MS products or to our sales and reputation as a result of label changes or adverse experiences or events that may occur with patients treated with our MS products;

•	inability to obtain appropriate pricing and reimbursement for our MS products compared to our competitors in key international markets; or

•	our ability to obtain and maintain patent, data or market exclusivity for our MS products.
Similarly, the hemophilia treatment market is highly competitive, with current treatments marketed by companies that have substantially greater financial resources and marketing expertise. Our ability to successfully compete in the hemophilia market and gain share in this market may be adversely affected due to a number of reasons, including:

•	difficulty in penetrating this market if our therapies are not regarded as offering substantial benefits over current treatments;

•	the introduction by other companies of longer-lasting or more efficacious, safer, less expensive or more convenient treatments than our therapies;

•	our limited marketing experience within the hemophilia treatment market, which may impact our ability to develop well-established relationships with the associated medical and scientific community;

•	our failure to receive positive pediatric data from our ongoing global pediatric studies, which is required for filing our planned MAA for ALPROLIX with the EMA; or

•
if one of several companies that are working to develop additional treatments for hemophilia obtains marketing approval of its treatment in the E.U. before we do, our application with the EMA could be barred under operation of the EMA’s Orphan Medicines Regulation.

If we are unable to obtain and maintain adequate protection for our data, intellectual property and other proprietary rights, our business may be harmed.
Our success depends in part on our ability to obtain and defend patent and other intellectual property rights that are important to the commercialization of our products and product candidates. The degree of patent protection that will be afforded to our products and processes in the U.S. and in other important markets remains uncertain and is dependent upon the scope of protection decided upon by the patent offices, courts and lawmakers in these countries. We can provide no assurance that we will successfully obtain or preserve patent protection for the technologies incorporated into our products and processes, or that the protection obtained will be of sufficient breadth and degree to protect our commercial interests in all countries where we conduct business. If we cannot prevent others from exploiting our inventions, we will not derive the benefit from them that we currently expect. Furthermore, we can provide no assurance that our products will not infringe patents or other intellectual property rights held by third parties.
We also rely on regulatory exclusivity for protection of our products. Implementation and enforcement of regulatory exclusivity, which may consist of regulatory data protection and market protection, varies widely from country to country. Failure to qualify for regulatory exclusivity, or failure to obtain or maintain the extent or duration of such protections that we expect in each of the markets for our products, could affect our revenue for our products or our decision on whether to market our products in a particular country or countries or could otherwise have an adverse impact on our results of operations.
Litigation, interference, oppositions or other proceedings have been and may in the future be necessary in some instances to determine the validity and scope of certain of our proprietary rights, and in other instances to determine the validity, scope or non-infringement of certain patent rights claimed by third parties to be pertinent to the manufacture, use or sale of our products. We may also face challenges to our patent and regulatory protections covering our products by manufacturers of generics and biosimilars that may choose to launch or attempt to launch their products before the expiration of our patent or regulatory exclusivity. Litigation, interference, oppositions or other similar types of proceedings are unpredictable and may be protracted, expensive and distracting to management. The outcome of such proceedings could adversely affect the validity and scope of our patent or other proprietary rights, hinder our ability to manufacture and market our products, require us to seek a license for the infringed product or technology or result in the assessment of significant monetary damages against us that may exceed amounts, if any, accrued in our financial statements. An adverse determination in a judicial or administrative proceeding or a failure to obtain necessary licenses could prevent us from manufacturing or selling our products. Furthermore, payments under any licenses that we are able to obtain would reduce our profits derived from the covered products and services.

Sales of our products depend, to a significant extent, on adequate coverage, pricing and reimbursement from third party payors, which are subject to increasing and intense pressure from political, social, competitive and other sources. Our inability to maintain adequate coverage, or a reduction in pricing or reimbursement, could have an adverse effect on our business, revenues and results of operations, and could cause a decline in our stock price.
Sales of our products are dependent, in large part, on the availability and extent of coverage, pricing and reimbursement from government health administration authorities, private health insurers and other organizations, and drug prices are under significant scrutiny in the markets where our products are prescribed. Our ability to set the price for our products can vary significantly from country to country and as a result so can the price of our products, and we may continue to face increasing pressure to lower the prices for our products in many markets. Changes in government regulations or private third-party payors' reimbursement policies, as well as pressure by employers on private health insurance plans to reduce costs, may reduce pricing and reimbursement for our products and adversely affect our future results. In addition, when a new medical product is approved, the availability of government and private reimbursement for that product is uncertain, as is the pricing and amount for which that product will be reimbursed. We also cannot predict the availability, pricing or amount of reimbursement for our product candidates. Our failure to maintain adequate coverage, pricing, or reimbursement for our products would have an adverse effect on our business, revenues and results of operation, could curtail or eliminate our ability to adequately fund research and development programs for the discovery and commercialization of new products, and could cause a decline in our stock price.
In the U.S., federal and state legislatures, health agencies and third-party payors continue to focus on containing the cost of health care. Legislative and regulatory proposals and enactments to reform health care insurance programs could significantly influence the manner in which our products are prescribed and purchased. For example, provisions of the PPACA have resulted in changes in the way health care is paid for by both governmental and private insurers, including increased rebates owed by manufacturers under the Medicaid Drug Rebate Program, annual fees and taxes on manufacturers of certain branded prescription drugs, the requirement that manufacturers participate in a discount program for certain outpatient drugs under Medicare Part D and the expansion of the number of hospitals eligible for discounts under Section 340B of the Public Health Service Act. These changes have had and are expected to continue to have a significant impact on our business.
Managed care organizations continue to seek price discounts and, in some cases, to impose restrictions on the coverage of particular drugs. For example, health insurers, pharmacy benefit managers and other payors may seek price discounts or rebates in connection with the placement of our products on their formularies. They could also impose restrictions on access to our products, and could even choose to exclude coverage of our products entirely.
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
In the European Union and some other international markets, the government provides health care at low cost to consumers and regulates pharmaceutical prices, patient eligibility or reimbursement levels to control costs for the government-sponsored health care system. Many countries have announced or implemented measures to reduce health care costs to constrain their overall level of government expenditures. These measures vary by country and may include, among other things, patient access restrictions, suspensions on price increases, prospective and possibly retroactive price reductions and other recoupments and increased mandatory discounts or rebates, recoveries of past price increases, and greater importation of drugs from lower-cost countries to higher-cost countries. These measures have negatively impacted our revenues, and may continue to adversely affect our revenues and results of operations in the future. In addition, certain countries set prices by reference to the prices in other countries where our products are marketed. Thus, our inability to secure adequate prices in a particular country may not only limit the marketing of our products within that country, but may also adversely affect our ability to obtain acceptable prices in other markets. This may create the opportunity for third party cross-border trade or influence our decision to sell or not to sell a product, thus adversely affecting our geographic expansion plans and revenues.

Adverse safety events or restrictions on use and safety warnings for our products can negatively affect our business, product sales and stock price.
Adverse safety events involving our marketed products may have a negative impact on our business. Discovery of safety issues with our products could create product liability and could cause additional regulatory scrutiny and requirements for additional labeling, withdrawal of products from the market, and the imposition of fines or criminal penalties. Adverse safety events may also damage physician and patient confidence in our products and our reputation. Any of these could result in liabilities, loss of revenue, material write-offs of inventory, material impairments of intangible assets, goodwill and fixed assets, material restructuring charges and other adverse impacts on our results of operations.
Regulatory authorities are making greater amounts of stand-alone safety information directly available to the public through periodic safety update reports, patient registries and other reporting requirements. The reporting of adverse safety events involving our products or products similar to ours and public rumors about such events may increase claims against us and may also cause our product sales or stock price to decline or experience periods of volatility.
Restrictions on use or significant safety warnings that may be required to be included in the label of our products, such as the risk of developing progressive multifocal leukoencephalopathy (PML), a serious brain infection, in the label for TYSABRI and in the U.S. label for TECFIDERA, may significantly reduce expected revenues for those products and require significant expense and management time.
Our long-term success depends upon the successful development, license or acquisition of new products and additional indications for existing products.
Our long-term viability and growth will depend upon the successful development of new products and technologies from our research and development activities, including those licensed or acquired from third parties and biosimilars developed through our joint venture with Samsung Biologics, and approval of additional indications for our existing products. The sustainability of growth in our business is dependent in part upon our ability to continue to build a strong early and mid-stage pipeline of product candidates in our core competencies as well as additional areas of unmet need. Product development is very expensive and involves a high degree of risk. Only a small number of research and development programs result in the commercialization of a product. Success in preclinical work or early stage clinical trials does not ensure that later stage or larger scale clinical trials will be successful or that regulatory approval will be obtained. Further, it is possible that we may experience delays, uncertainties or difficulties developing biosimilars as the legislative and regulatory pathways for approval of biosimilars continue to evolve in many markets.
Conducting clinical trials is a complex, time-consuming and expensive process. Our ability to complete our clinical trials in a timely fashion depends in large part on a number of key factors including protocol design, regulatory and institutional review board approval, patient enrollment rates, and compliance with extensive current Good Clinical Practices. We have opened clinical sites and are enrolling patients in a number of countries where our experience is more limited. In most cases, we use the services of third party clinical trial providers and third party contract research organizations, or CROs, to carry out most of our clinical trial related activities and accurately report their results, which may impact our ability to control the timing, conduct, expense and quality of our clinical trials. One CRO has responsibility for substantially all of our clinical trial related activities and reporting. If our CROs do not successfully carry out their activities or meet expected deadlines, our trials may be delayed. We may also need to replace our CROs. Although we believe that there are a number of other third-party CROs we could engage to continue these activities, the replacement of an existing CRO may result in delay of the affected trials or otherwise adversely affect our efforts to obtain regulatory approvals and commercialize our drug candidates.
If we fail to adequately manage the design, execution and regulatory aspects of our large, complex and diverse clinical trials, our studies and any potential regulatory approvals may be delayed, or we may fail to gain approvals for our product candidates. Clinical trials may indicate that our product candidates lack efficacy, have harmful side effects or raise safety or other concerns that may significantly reduce the likelihood of regulatory approval, result in significant restrictions on use and safety warnings in the approved label, adversely affect placement within the treatment paradigm, or otherwise significantly diminish the commercial potential of the product candidate. Also, positive results in a registrational trial may not be replicated in any subsequent confirmatory trials. Even if later stage clinical trials are successful, regulatory authorities may disagree with our view of the data or require additional studies, may disagree with trial design or the endpoints employed in the trials, may fail to approve the facilities or the processes used to manufacture a product candidate, may fail to approve or delay approval of our product candidates, dosing or delivery methods, companion devices or may otherwise grant marketing approval that is more restricted than anticipated, including indications covering narrow patient populations and the imposition of safety monitoring or educational requirements or risk evaluation and mitigation strategies. The occurrence of any such events could result in the incurrence of significant costs and expenses, have an adverse effect on our business, including our financial condition and results of operations, or cause our stock price to decline or experience periods of volatility.

Even if we are able to successfully develop new products or indications, we may make a strategic decision to discontinue development of such product or indication if, for example, we believe commercialization will be difficult relative to other opportunities in our pipeline.
We depend on relationships with collaborators and other third-parties for product and royalty revenue, and the development, commercialization and marketing of certain products, which are outside of our full control.
We rely on a number of significant collaborative relationships for product and royalty revenue, and the development, commercialization, and marketing of certain of our products and product candidates. Reliance on collaborative relationships subjects us to a number of risks, including:

•	we may be unable to control the resources our collaborator devotes to our programs or products;

•
disputes may arise with respect to ownership of rights to technology developed with our collaboration partner, and the underlying contract with our collaborator may fail to provide significant protection or may fail to be effectively enforced if the collaborator fails to perform;

•
our collaborators’ interests may not always be aligned with our interests and they may not market a product in the same manner or to the same extent that we would, which could adversely affect our revenues;

•
collaborations often require the parties to cooperate, and failure to do so effectively could adversely affect product sales by our collaborators or the clinical development or regulatory approvals of products under joint control or could result in termination of the research, development or commercialization of product candidates or result in litigation or arbitration; and

•
any failure on the part of our collaborators to comply with applicable laws and regulatory requirements in the marketing, sale and maintenance of the market authorization of our products or to fulfill any responsibilities they may have to protect and enforce any intellectual property rights underlying our products could have an adverse effect on our revenues as well as involve us in possible legal proceedings.

Given these risks, there is considerable uncertainty regarding the success of our current and future collaborative efforts. If these efforts fail, our product development or commercialization of new products could be delayed or revenues from products could decline.
Manufacturing issues could substantially increase our costs, limit supply of our products and reduce our revenues.
The process of manufacturing our products is complex, highly regulated and subject to numerous risks, including:

•
The manufacturing process for our products is extremely susceptible to product loss due to contamination, oxidation, equipment failure or improper installation or operation of equipment, or vendor or operator error. Even minor deviations from normal manufacturing processes could result in reduced production yields, product defects and other supply disruptions. If microbial, viral or other contaminations are discovered in our products or manufacturing facilities, we may need to close our manufacturing facilities for an extended period of time to investigate and remediate the contaminant.

•
We rely on third party suppliers and manufacturers for, among other things: manufacturing of RITUXAN and GAZYVA; the majority of our clinical and commercial requirements for TECFIDERA and other small molecule products and product candidates; raw materials and supplies for production of products we manufacture; delivery devices such as syringes and auto-injectors; drug product and fill-finish operations; the majority of our final product storage; and a substantial portion of our packaging operations. In addition, due to the unique manner in which our products are manufactured, we rely on single source providers of several raw materials and manufacturing supplies. These third parties are independent entities subject to their own unique operational and financial risks that are outside of our control. These third parties may not perform their obligations in a timely and cost-effective manner or in compliance with applicable regulations, and they may be unable or unwilling to increase production capacity commensurate with demand for our existing or future products. Finding alternative providers could take a significant amount of time and involve significant expense due to the specialized nature of the services and the need to obtain regulatory approval of any significant changes to our suppliers or manufacturing methods. We cannot be certain that we could reach agreement with alternative providers or that the FDA or other regulatory authorities would approve our use of such alternatives.

•
We rely on our manufacturing facilities in Cambridge, Massachusetts, RTP, North Carolina and Hillerød, Denmark for the production of drug substance for certain of our large molecule products and product candidates, including AVONEX, TYSABRI, PLEGRIDY, ZINBRYTA, ALPROLIX and ELOCTATE. Our global bulk supply of these products and product candidates depends on the uninterrupted and efficient operation of these facilities, which could be adversely affected by equipment failures, labor shortages, natural disasters, power failures and numerous other factors.

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
While we believe we currently have sufficient manufacturing capacity to meet our near-term manufacturing requirements, it is probable that we would need additional manufacturing capacity to support future clinical and commercial manufacturing requirements for product candidates in our pipeline, if such candidates are successful and approved. Due to the long lead times necessary for the expansion of manufacturing capacity, it is possible that we may incur significant costs to build or acquire additional facilities or obtain third party contract manufacturers in advance of product demand and sales. If we are unable to adequately and timely manufacture and supply our products and product candidates, our business may be harmed.
Our business may be adversely affected if we do not manage our current growth and do not successfully execute our growth initiatives.
We have experienced significant growth in our headcount and operations, which has placed, and will continue to place, significant demands on our management and our operational and financial infrastructure. We anticipate further growth through both internal development projects as well as external opportunities, which may include the acquisition, partnering and in-licensing of products, technologies and companies or the entry into strategic alliances and collaborations. The availability of high quality development opportunities is limited and competitive, and we are not certain that we will be able to identify candidates that we and our shareholders consider suitable or complete transactions on terms that are acceptable to us and our shareholders. In order to pursue such opportunities, we may require significant additional financing, which may not be available to us on favorable terms, if at all. Even if we are able to successfully identify and complete acquisitions and other strategic alliances and collaborations, we may face unanticipated costs or liabilities in connection with the transaction or we may not be able to integrate them or take full advantage of them or otherwise realize the benefits that we expect.
To manage our current and future potential growth effectively, we need to continue to enhance our operational, financial and management processes and to expand, train and manage our employee base. Our growth is also dependent upon our ability to attract and retain qualified scientific, information technology, manufacturing, sales and marketing and executive personnel and to develop and maintain relationships with qualified clinical researchers and key distributors in a highly competitive environment. Supporting our growth initiatives and the further development of our existing products and potential new products in our pipeline will require significant capital expenditures and management resources, including investments in research and development, sales and marketing, manufacturing capabilities and other areas of our business. If we do not successfully manage our current growth and do not successfully execute our growth initiatives, then our business and financial results may be adversely affected and we may incur asset impairment or restructuring charges.
If we fail to comply with the extensive legal and regulatory requirements affecting the health care industry, we could face increased costs, penalties and a loss of business.
Our activities, and the activities of our collaborators, distributors and other third party providers, are subject to extensive government regulation and oversight both in the U.S. and in foreign jurisdictions. The FDA and comparable agencies in other jurisdictions directly regulate many of our most critical business activities, including the conduct of preclinical and clinical studies, product manufacturing, advertising and promotion, product distribution, adverse event reporting and product risk management. Our interactions in the U.S. or abroad with physicians and other health care providers that prescribe or purchase our products are also subject to government regulation designed to prevent fraud and abuse in the sale and use of the products and place greater restrictions on the marketing practices of health care companies. Health care companies such as ours are facing heightened scrutiny of their relationships with health care providers from anti-corruption enforcement officials. In addition, we along with many other pharmaceutical and biotechnology companies have been the target of lawsuits and investigations alleging violations of government regulation, including claims asserting submission of incorrect pricing information, impermissible off-label promotion of pharmaceutical products, payments intended to influence the referral of health care business, submission of false claims for government reimbursement, antitrust violations, or violations related to environmental matters. These risks may be heightened as we continue to expand our global operations and introduce additional products to the market.
Regulations governing the health care industry are subject to change, with possibly retroactive effect, including:

•
new laws, regulations or judicial decisions, or new interpretations of existing laws, regulations or decisions, related to health care availability, pricing or marketing practices, compliance with wage and hour laws and other employment practices, method of delivery, payment for health care products and services, compliance with health information and data privacy and security laws and regulations, tracking and reporting payments and other transfers of value made to physicians and teaching hospitals, extensive anti-bribery and anti-corruption prohibitions, product serialization and labeling requirements, and used product take-back requirements;

•	changes in the FDA and foreign regulatory approval processes that may delay or prevent the approval of new products and result in lost market opportunity;

•
requirements that provide for increased transparency of clinical trial results and quality data, such as the EMA’s recently enacted clinical transparency policy, which could impact our ability to protect trade secrets and competitively-sensitive information contained in approval applications or could be misinterpreted leading to reputational damage, misperception or legal action which could harm our business; and

•
changes in FDA and foreign regulations that may require additional safety monitoring, labeling changes, restrictions on product distribution or use, or other measures after the introduction of our products to market, which could increase our costs of doing business, adversely affect the future permitted uses of approved products, or otherwise adversely affect the market for our products.

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
We are increasingly dependent upon information technology systems and data. Our computer systems continue to increase in multitude and complexity due to the growth in our business, making them potentially vulnerable to breakdown, malicious intrusion and random attack. Likewise, data privacy or security breaches by individuals authorized to access our information technology systems or others may pose a risk that sensitive data, including intellectual property, trade secrets or personal information belonging to us, our patients, customers or other business partners, may be exposed to unauthorized persons or to the public. Cyber-attacks are increasing in their frequency, sophistication and intensity. While we continue to build and improve our information systems and infrastructure and believe we have taken appropriate security measures to minimize these risks to our data and information technology systems, there can be no assurance that our efforts will prevent breakdowns or breaches in our systems that could adversely affect our business.
Our sales and operations are subject to the risks of doing business internationally.
We are increasing our presence in international markets, particularly emerging markets, subjecting us to many risks that could adversely affect our business and revenues, such as:

•	the inability to obtain necessary foreign regulatory or pricing approvals of products in a timely manner;

•	collectability of accounts receivable;

•	fluctuations in foreign currency exchange rates, in particular a strengthening of the U.S. dollar versus foreign currencies;

•	difficulties in staffing and managing international operations;

•	the imposition of governmental controls;

•	less favorable intellectual property or other applicable laws;

•	increasingly complex standards for complying with foreign laws and regulations that may differ substantially from country to country and may conflict with corresponding U.S. laws and regulations;

•	the far-reaching anti-bribery and anti-corruption legislation in the U.K., including the U.K. Bribery Act 2010, and elsewhere and escalation of investigations and prosecutions pursuant to such laws;

•	compliance with complex import and export control laws;

•	restrictions on direct investments by foreign entities and trade restrictions;

•	greater political or economic instability; and

•	changes in tax laws and tariffs.
In addition, our international operations are subject to regulation under U.S. law. For example, the Foreign Corrupt Practices Act prohibits U.S. companies and their representatives from offering, promising, authorizing or making payments to foreign officials for the purpose of obtaining or retaining business abroad. In many countries, the health care professionals we regularly interact with may meet the definition of a foreign government official for purposes of the Foreign Corrupt Practices Act. Failure to comply with domestic or foreign laws could result in various adverse consequences, including: possible delay in approval or refusal to approve a product; recalls, seizures or withdrawal of an approved product from the market; disruption in the supply or availability of our products or suspension of export or import privileges; the imposition of civil or criminal sanctions; the prosecution of executives overseeing our international operations; and damage to our reputation. Any significant impairment of our ability to sell products outside of the U.S. could adversely impact our business and financial results.
Our effective tax rate may fluctuate and we may incur obligations in tax jurisdictions in excess of accrued amounts.
As a global biopharmaceutical company, we are subject to taxation in numerous countries, states and other jurisdictions. As a result, our effective tax rate is derived from a combination of applicable tax rates in the various places that we operate. In preparing our financial statements, we estimate the amount of tax that will become payable in each of such places. Our effective tax rate, however, may be different than experienced in the past due to numerous factors, including changes in the mix of our profitability from country to country, the results of examinations and audits of our tax filings, adjustments to the value of our uncertain tax positions, changes in accounting for income taxes and changes in tax laws. Any of these factors could cause us to experience an effective tax rate significantly different from previous periods or our current expectations.
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
In addition to U.S. tax reform proposals, the adoption of some or all of the recommendations set forth in the Organization for Economic Co-operation and Development’s project on “Base Erosion and Profit Shifting” (BEPS) by tax authorities in the countries in which we operate, could negatively impact our effective tax rate. These recommendations focus on payments from affiliates in high tax jurisdictions to affiliates in lower tax jurisdictions and the activities that give rise to a taxable presence in a particular country.

Our operating results are subject to significant fluctuations.
Our quarterly revenues, expenses and net income (loss) have fluctuated in the past and are likely to fluctuate significantly in the future due to the risks described in these “Risk Factors” as well as the timing of charges and expenses that we may take. We have recorded, or may be required to record, charges that include:

•	the cost of restructurings;

•	impairments with respect to investments, fixed assets and long-lived assets, including in-process R&D and other intangible assets;

•	inventory write-downs for failed quality specifications, charges for excess or obsolete inventory and charges for inventory write downs relating to product suspensions, expirations or recalls;

•	bad debt expenses and increased bad debt reserves;

•	outcomes of litigation and other legal or administrative proceedings, regulatory matters and tax matters;

•	milestone payments under license and collaboration agreements; and

•	payments in connection with acquisitions and other business development activities.
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
Our investments in properties may not be fully realized.
We own or lease real estate primarily consisting of buildings that contain research laboratories, office space, and manufacturing operations. For strategic or other operational reasons, we may decide to further consolidate or co-locate certain aspects of our business operations or dispose of one or more of our properties, some of which may be located in markets that are experiencing high vacancy rates and decreasing property values. If we determine that the fair value of any of our owned properties is lower than their book value we may not realize the full investment in these properties and incur significant impairment charges. If we decide to fully or partially vacate a leased property, such as we did following our 2013 relocation of our corporate headquarters from Weston, Massachusetts to Cambridge, Massachusetts, we may incur significant cost, including lease termination fees, rent expense in excess of sublease income and impairment of leasehold improvements. In addition, in the event we expand our manufacturing capacity and we do not fully utilize our manufacturing facilities, this may result in idle time at facilities or substantial excess manufacturing capacity. Any of these events may have an adverse impact on our results of operations.
Our portfolio of marketable securities is subject to market, interest and credit risk that may reduce its value.
We maintain a portfolio of marketable securities for investment of our cash. Changes in the value of our portfolio of marketable securities could adversely affect our earnings. In particular, the value of our investments may decline due to increases in interest rates, downgrades of the bonds and other securities included in our portfolio, instability in the global financial markets that reduces the liquidity of securities included in our portfolio, declines in the value of collateral underlying the securities included in our portfolio, and other factors. Each of these events may cause us to record charges to reduce the carrying value of our investment portfolio or sell investments for less than our acquisition cost. Although we attempt to mitigate these risks through diversification of our investments and continuous monitoring of our portfolio's overall risk profile, the value of our investments may nevertheless decline.
We may not be able to access the capital and credit markets on terms that are favorable to us.
We may seek access to the capital markets to supplement our existing funds and cash generated from operations for working capital, capital expenditure and debt service requirements, and other business initiatives. The capital and credit markets have experienced extreme volatility and disruption which leads to uncertainty and liquidity issues for both borrowers and investors. In the event of adverse capital and credit market conditions, we may be unable to obtain capital market financing on favorable terms. Changes in credit ratings issued by nationally recognized credit rating agencies could adversely affect our cost of financing and have an adverse effect on the market price of our securities.
Our business involves environmental risks, which include the cost of compliance and the risk of contamination or injury.
Our business and the business of several of our strategic partners involve the controlled use of hazardous materials, chemicals, biologics and radioactive compounds. Although we believe that our safety procedures for handling and disposing of such materials comply with state and federal standards, there will always be the risk of accidental contamination or injury. If we were to become liable for an accident, or if we were to suffer an extended facility shutdown, we could incur significant costs, damages and penalties that could harm our business. Manufacturing of our products and product candidates also requires permits from government agencies for water supply and wastewater discharge. If we do not obtain appropriate permits, or permits for sufficient quantities of water and wastewater, we could incur significant costs and limits on our manufacturing volumes that could harm our business.
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
Some of our collaboration agreements contain change in control provisions that may discourage a third party from attempting to acquire us.
Some of our collaboration agreements include change in control provisions that could reduce the potential acquisition price an acquirer is willing to pay or discourage a takeover attempt that could be viewed as beneficial to shareholders.  Upon a change in control, some of these provisions could trigger reduced milestone, profit or royalty payments to us or give our collaboration partner rights to terminate our collaboration agreement, acquire operational control or force the purchase or sale of the programs that are the subject of the collaboration.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
Below is a summary of our owned and leased properties as of December 31, 2014.
Massachusetts
In Cambridge, Massachusetts, we own approximately 508,000 square feet of real estate space, consisting of a building that houses a research laboratory and a cogeneration plant totaling approximately 263,000 square feet and a building that contains research, development and quality laboratories which total approximately 245,000 square feet.
In addition, we lease a total of approximately 1,225,000 square feet in Massachusetts, which is summarized as follows:

•
822,000 square feet in Cambridge, Massachusetts, which is comprised of a 67,000 square foot biologics manufacturing facility and 755,000 square feet for our corporate headquarters, laboratory and additional office space;

•	357,000 square feet of office space in Weston, Massachusetts, of which 175,000 square feet has been subleased through the remaining term of our lease agreement; and

•	46,000 square feet of warehouse space in Somerville, Massachusetts.
Our Massachusetts lease agreements expire at various dates through the year 2028.
North Carolina
In RTP, North Carolina, we own approximately 740,000 square feet of real estate space, which is summarized as follows:

•	357,000 square feet of laboratory and office space;

•	175,000 square feet related to a large-scale biologics manufacturing facility;

•	105,000 square feet related to a biologics manufacturing facility;

•	60,000 square feet of warehouse space; and

•	43,000 square feet related to a large-scale purification facility.
In addition, we lease 48,000 square feet of a facility in RTP, North Carolina from Eisai to manufacture our and Eisai's oral solid dose products.
Denmark
We have a large-scale biologics manufacturing facility totaling approximately 228,000 square feet located in Hillerød, Denmark.
We also own approximately 306,000 square feet of additional space which is currently in use at this location and is summarized as follows:

•	139,000 square feet of warehouse, utilities and support space;

•	70,000 square feet related to a label and packaging facility;

•	47,000 square feet of administrative space; and

•	50,000 square feet related to a laboratory facility.
Other International
We lease office space in Zug, Switzerland, our international headquarters, the United Kingdom, Germany, France, Denmark, and numerous other countries. Our international lease agreements expire at various dates through the year 2023.

Item 3.	Legal Proceedings
For a discussion of legal matters as of December 31, 2014, please read Note 21, Litigation to our consolidated financial statements included in this report, which is incorporated into this item by reference.

Item 4.	Mine Safety Disclosures
Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market and Stockholder Information
Our common stock trades on The NASDAQ Global Select Market under the symbol “BIIB.” The following table shows the high and low sales price for our common stock as reported by The NASDAQ Global Select Market for each quarter in the years ended December 31, 2014 and 2013:

	Common Stock Price
	2014		2013
	High	Low	High	Low
First Quarter	$358.89	$270.62	$192.92	$139.72
Second Quarter	$322.25	$272.02	$242.64	$191.80
Third Quarter	$349.00	$298.31	$248.95	$203.55
Fourth Quarter	$361.93	$290.85	$298.82	$221.07
As of January 30, 2015, there were approximately 816 stockholders of record of our common stock.
In addition, as of January 30, 2015, 30 stockholders of record of Biogen, Inc. common stock have yet to exchange their shares of Biogen, Inc. common stock for our common stock as contemplated by the merger of Biogen, Inc. and IDEC Pharmaceuticals Corporation in November 2003.
Dividends
We have not paid cash dividends since our inception. While we historically have not paid cash dividends and do not have a current intention to pay cash dividends, we continually review our capital allocation strategies, including, among other things, payment of cash dividends, stock repurchases, or acquisitions.
Issuer Purchases of Equity Securities
The following table summarizes our common stock repurchase activity during the fourth quarter of 2014:

Period	Total Number of Shares Purchased (#)	Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Programs (#)	Maximum Number of Shares That May Yet Be Purchased Under Our Programs
October 2014	7,862	297.72	7,771	2,939,869
November 2014	1,395,731	314.38	1,395,731	1,544,138
December 2014	279,982	305.98	279,982	1,264,156
Total	1,683,575	312.90
On February 11, 2011, we announced that our Board of Directors authorized the repurchase of up to 20.0 million shares of common stock. This authorization does not have an expiration date. As of December 31, 2014, approximately 18.7 million shares of our common stock at a cost of $2,770.0 million have been repurchased under this authorization and approximately 1.3 million shares of our common stock remain available for repurchase.

Stock Performance Graph
The graph below compares the five-year cumulative total stockholder return on our common stock, the S&P 500 Index, the Nasdaq Pharmaceutical Index and the Nasdaq Biotechnology Index assuming the investment of $100.00 on December 31, 2009 with dividends being reinvested. The stock price performance in the graph below is not necessarily indicative of future price performance.

	2009	2010	2011	2012	2013	2014
Biogen Idec Inc.	100.00	125.33	205.70	273.59	522.56	634.49
NASDAQ Pharmaceutical	100.00	108.40	116.03	154.38	254.51	332.21
S&P 500 Index	100.00	115.06	117.49	136.30	180.44	205.14
NASDAQ Biotechnology	100.00	116.06	130.08	172.67	286.67	385.29

Item 6.	Selected Financial Data
BIOGEN IDEC INC. AND SUBSIDIARIES
SELECTED FINANCIAL DATA

	For the Years Ended December 31,
	2014	2013	2012	2011	2010
(In millions, except per share amounts)		(2) (4)		(2) (3)	(1)
Results of Operations
Product revenues	$8,203.4	$5,542.3	$4,166.1	$3,836.1	$3,470.1
Revenues from unconsolidated joint business	1,195.4	1,126.0	1,137.9	996.6	1,077.2
Other revenues	304.5	263.9	212.5	215.9	169.1
Total revenues	9,703.3	6,932.2	5,516.5	5,048.6	4,716.4
Total cost and expenses	5,747.7	4,441.6	3,707.4	3,323.9	3,467.5
Gain on sale of rights	16.8	24.9	46.8	—	—
Income from operations	3,972.4	2,515.5	1,855.9	1,724.7	1,248.9
Other income (expense), net	(25.8)	(34.9)	(0.7)	(13.5)	(19.0)
Income before income tax expense and equity in loss of investee, net of tax	3,946.6	2,480.6	1,855.1	1,711.2	1,229.9
Income tax expense	989.9	601.0	470.6	444.5	331.3
Equity in loss of investee, net of tax	15.1	17.2	4.5	—	—
Net income	2,941.5	1,862.3	1,380.0	1,266.7	898.6
Net income (loss) attributable to noncontrolling interests, net of tax	6.8	—	—	32.3	(106.7)
Net income attributable to Biogen Idec Inc.	$2,934.8	$1,862.3	$1,380.0	$1,234.4	$1,005.2
Diluted Earnings Per Share
Diluted earnings per share attributable to Biogen Idec Inc.	$12.37	$7.81	$5.76	$5.04	$3.94
Weighted-average shares used in calculating diluted earnings per share attributable to Biogen Idec Inc.	237.2	238.3	239.7	245.0	254.9
Financial Condition
Cash, cash equivalents and marketable securities	$3,316.0	$1,848.5	$3,742.4	$3,107.4	$1,950.8
Total assets	$14,316.6	$11,863.3	$10,130.1	$9,049.6	$8,092.5
Notes payable, line of credit and other financing arrangements, less current portion	$582.1	$592.4	$687.4	$1,060.8	$1,066.4
Total Biogen Idec Inc. shareholders’ equity	$10,809.0	$8,620.2	$6,961.5	$6,425.5	$5,396.5
In addition to the following notes, the financial data included within the tables above should be read in conjunction with our consolidated financial statements and related notes and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of this report and our previously filed Form 10-Ks.

(1)
Included in total cost and expenses are charges to acquired in-process research and development (IPR&D) totaling $245.0 million. Of this amount, $205.0 million was incurred in connection with the license agreement entered into with Knopp Neurosciences Inc. (Knopp), which we consolidated as we determined that we were the primary beneficiary of the entity. The $205.0 million charge was partially offset by an attribution of $145.0 million to the noncontrolling interest. We also incurred a charge of $40.0 million in connection with our acquisition of Biogen Idec Hemophilia Inc. (BIH), formerly Syntonix, related to the initiation of patient enrollment in a registrational trial of ALPROLIX.

(2)
Our share of revenues from unconsolidated joint business reflects charges of $50.0 million in 2011 and $49.7 million in 2013 for damages and interest awarded to Hoechst in Genentech's arbitration with Hoechst for RITUXAN.

(3)
Biogen Idec Inc.’s shareholders’ equity reflects a reduction in additional paid in capital and noncontrolling interests totaling $187.3 million resulting from our purchase of the noncontrolling interest in our joint venture investments in Biogen Dompé SRL and Biogen Dompé Switzerland GmbH.

(4)
Commencing in the second quarter of 2013, product and total revenues include 100% of net revenues related to sales of TYSABRI as a result of our acquisition of all remaining rights to TYSABRI from Elan and net revenues related to sales of TECFIDERA. In addition, upon the closing of our acquisition of all remaining rights to TYSABRI, our collaboration agreement was terminated, and we no longer record collaboration profit sharing.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our consolidated financial statements and related notes beginning on page F-1 of this report. Certain totals may not sum due to rounding.
Executive Summary
Introduction
Biogen Idec is a global biopharmaceutical company focused on discovering, developing, manufacturing and delivering therapies for neurological, autoimmune and hematologic disorders. Our principal marketed products include AVONEX, PLEGRIDY, TECFIDERA, TYSABRI, and FAMPYRA for multiple sclerosis (MS), ALPROLIX for hemophilia B and ELOCTATE for hemophilia A. We also collaborate on the development and commercialization of RITUXAN for the treatment of non-Hodgkin's lymphoma, chronic lymphocytic leukemia and other conditions and share profits and losses for GAZYVA which is approved for the treatment of chronic lymphocytic leukemia.
Our current revenues depend upon continued sales of our principal products. We may be substantially dependent on sales from our principal products for many years, including an increasing reliance on sales of TECFIDERA as we expand into additional markets. In the longer term, our revenue growth will be dependent upon the successful clinical development, regulatory approval and launch of new commercial products, our ability to obtain and maintain patents and other rights related to our marketed products and assets originating from our research and development efforts, and successful execution of external business development opportunities. As part of our ongoing research and development efforts, we have devoted significant resources to conducting clinical studies to advance the development of new pharmaceutical products and to explore the utility of our existing products in treating disorders beyond those currently approved in their labels.
Financial Highlights
The following table is a summary of financial results achieved:

	For the Years Ended December 31,		% Change
			2014 compared to 2013
(In millions, except per share amounts and percentages)	2014	2013 (1)
Total revenues	$9,703.3	$6,932.2	40.0%
Income from operations	$3,972.4	$2,515.5	57.9%
Net income attributable to Biogen Idec Inc.	$2,934.8	$1,862.3	57.6%
Diluted earnings per share attributable to Biogen Idec Inc.	$12.37	$7.81	58.3%

(1)
Commencing in the second quarter of 2013, product and total revenues include 100% of net revenues related to TYSABRI as a result of our acquisition of all remaining rights to TYSABRI from Elan and net revenues related to sales of TECFIDERA.

As described below under “Results of Operations,” our income from operations for the year ended December 31, 2014, reflect the following:

•	Worldwide AVONEX revenues totaled $3,013.1 million for 2014, representing an increase of 0.3% over 2013.

•	Worldwide PLEGRIDY revenues totaled $44.5 million for 2014.

•	Worldwide TECFIDERA revenues totaled $2,909.2 million for 2014, representing an increase of 232.1% over 2013.

•	Worldwide TYSABRI revenues totaled $1,959.5 million for 2014, representing an increase of 28.4% over 2013.

•	Worldwide FAMPYRA revenues totaled $80.2 million for 2014, representing an increase of 8.4% over 2013.

•	Worldwide ALPROLIX revenues totaled $76.0 million for 2014.

•	Worldwide ELOCTATE revenues totaled $58.4 million for 2014.

•	Our share of revenues from unconsolidated joint business totaled $1,195.4 million for 2014, representing an increase of 6.2% from 2013.

•
Total cost and expenses increased 29.4% for 2014 compared to 2013. This increase resulted from a 42.8% increase in the amortization of acquired intangible assets, a 36.5% increase in cost of sales, a 31.1% increase in research and development expense and a 30.4% increase in selling, general and administrative expense, partially offset by a 100.0% decrease in collaboration profit sharing and an increase in the gain on fair value remeasurement of contingent consideration compared with the same period in 2013.

The change in amortization of acquired intangible assets was primarily driven by a $60.2 million increase in amortization of acquired and in-licensed rights and patents as we recognized a full year of expense related to our TYSABRI rights in 2014 versus nine months of expense in 2013, total impairment charges of $50.9 million related to one of our out-licensed patents and one of our in-process research and development intangible assets, and higher amortization of our developed technology intangible asset as a result of lower expected lifetime revenues of AVONEX versus the prior year.
The increase in cost of sales was primarily driven by higher unit sales volume, including recent product launches and higher royalty payments due to Elan. The increase in research and development expense was primarily related to an increase in costs incurred in connection with our early stage programs and milestone and upfront payments. Higher selling, general and administrative expense resulted from increased costs incurred in connection with our recent product launches.
We generated $2,942.1 million of net cash flows from operations for 2014, which were primarily driven by earnings offset by an increase in working capital. Cash, cash equivalents and marketable securities totaled approximately $3,316.0 million as of December 31, 2014.
Business Environment
We conduct our business within the biopharmaceutical industry, which is highly competitive. Many of our competitors are working to develop or have commercialized products similar to those we market or are developing. In addition, the commercialization of certain of our own approved MS products and pipeline product candidates may negatively impact future sales of our MS products. Our products may also face increased competitive pressures from the introduction of generic versions, related prodrug derivatives or biosimilars of existing products and other technologies, such as gene therapies.
The Patient Protection and Affordable Care Act (PPACA)
The PPACA included a significant expansion of the Medicaid program, as well as the creation of new state-based health benefit exchanges, or marketplaces, through which individuals and small businesses may purchase health insurance. Premium and cost-sharing credits and subsidies are available to those who qualify based on income. Marketplace plans began to enroll new members in October 2013, and coverage began on January 1, 2014. Although the effects of the legislation are still unclear, PPACA will result in a greater number of individuals with health insurance under Medicaid and the marketplace health plans. The impact on manufacturers, including us, will depend in part on the formulary and benefit design decisions made by insurance sponsors or plans participating in the programs. It is possible that individuals who were previously unable to access insurance may now become insured, thus increasing coverage for our products. This potential increase in coverage, however, may be offset by the added discounts that could be required in these channels as well as the number of patients who over time move from commercial insurance to the health insurance marketplaces. It is also possible that we may need to provide discounts or rebates to such plans in order to maintain favorable formulary access for our products for this patient population, which could have an adverse impact on our sales and results of operations.
During the third quarter of 2014, the Internal Revenue Service issued final regulations related to the Branded Pharmaceutical Drug (BPD) Fee, which had the effect of changing the recognition of the fee for accounting purposes, from the period in which the fee was paid, to the period when the sale occurs. Our products that are subject to the BPD fee include PLEGRIDY, TECFIDERA and TYSABRI, which are recorded in selling, general and administrative expenses, and RITUXAN, which is recorded in unconsolidated joint business. As a result of these final regulations, we recognized an incremental BPD fee of $43.6 million during 2014 for the periods of 2013 and 2014. The final regulations did not change the timing of payments.

Results of Operations
Revenues
Revenues are summarized as follows:

	For the Years Ended December 31,			% Change
				2014 compared to 2013	2013 compared to 2012
(In millions, except percentages)	2014	2013	2012
Product Revenues:
United States	$5,566.7	$3,581.0	$2,176.8	55.5%	64.5%
Rest of world	2,636.7	1,961.3	1,989.3	34.4%	(1.4)%
Total product revenues	8,203.4	5,542.3	4,166.1	48.0%	33.0%
Unconsolidated joint business revenues	1,195.4	1,126.0	1,137.9	6.2%	(1.0)%
Other revenues	304.5	263.9	212.5	15.4%	24.2%
Total revenues	$9,703.3	$6,932.2	$5,516.5	40.0%	25.7%
Product Revenues
Product revenues are summarized as follows:

	For the Years Ended December 31,			% Change
				2014 compared to 2013	2013 compared to 2012
(In millions, except percentages)	2014	2013	2012
Multiple Sclerosis (MS):
AVONEX	$3,013.1	$3,005.5	$2,913.1	0.3%	3.2%
PLEGRIDY	44.5	—	—	**	**
TECFIDERA	2,909.2	876.1	—	232.1%	**
TYSABRI	1,959.5	1,526.5	1,135.9	28.4%	34.4%
FAMPYRA	80.2	74.0	57.4	8.4%	28.9%
Hemophilia:
ALPROLIX	76.0	—	—	**	**
ELOCTATE	58.4	—	—	**	**
Other product revenues:
FUMADERM	62.5	60.2	59.7	3.8%	0.8%
Total product revenues	$8,203.4	$5,542.3	$4,166.1	48.0%	33.0%
Multiple Sclerosis (MS)
AVONEX and PLEGRIDY
Revenues from AVONEX and PLEGRIDY are summarized as follows:

	For the Years Ended December 31,			% Change
				2014 compared to 2013	2013 compared to 2012
(In millions, except percentages)	2014	2013	2012
AVONEX:
United States	$1,956.7	$1,902.4	$1,793.7	2.9%	6.1%
Rest of world	1,056.4	1,103.1	1,119.4	(4.2)%	(1.5)%
Total AVONEX revenues	$3,013.1	$3,005.5	$2,913.1	0.3%	3.2%
PLEGRIDY (1):
United States	$27.8	$—	$—	**	**
Rest of world	16.7	—	—	**	**
Total PLEGRIDY revenues	$44.5	$—	$—	**	**

(1)	E.U. sales began in the third quarter of 2014 and in the U.S. in the fourth quarter of 2014.

For 2014 compared to 2013, the increase in U.S. AVONEX revenues was primarily due to price increases, partially offset by a decrease in unit sales volume of 10%, which was attributable in part to patients transitioning to PLEGRIDY and oral MS therapies, including TECFIDERA. For 2013 compared to 2012, the increase in U.S. AVONEX revenues was primarily due to price increases, partially offset by a decrease in unit sales volume of 8%, which were attributable in part to patients transitioning to oral therapies including TECFIDERA.
For 2014 compared to 2013, the decrease in rest of world AVONEX revenues was due to a 7% decrease in unit demand in Europe primarily attributable to patients transitioning to oral therapies including TECFIDERA, partially offset by a 6% increase in unit demand in the Emerging Markets region. Rest of world AVONEX revenue for 2014 compared to 2013 also reflects the negative impact of foreign currency exchange rate changes experienced in 2014, partially offset by gains recognized in relation to the settlement of certain cash flow hedge instruments under our foreign currency hedging program. For 2013 compared to 2012, the decrease in rest of world AVONEX revenues was primarily due to pricing reductions resulting from austerity measures enacted in some countries, partially offset by increased unit demand primarily in Europe. Rest of world AVONEX revenues for 2013 compared to 2012 also reflects the positive impact of foreign currency exchange rates, partially offset by losses recognized in relation to the settlement of certain cash flow hedge instruments under our foreign currency hedging program.
TECFIDERA
Revenues from TECFIDERA are summarized as follows:

	For the Years Ended December 31,			% Change
				2014 compared to 2013	2013 compared to 2012
(In millions, except percentages)	2014	2013	2012
United States (1)	$2,426.6	$864.4	$—	180.7%	**
Rest of world (2)	482.6	11.7	—	**	**
Total TECFIDERA revenues	$2,909.2	$876.1	$—	232.1%	**

(1)	U.S. sales began in the second quarter of 2013.

(2)	Germany sales began in the first quarter of 2014.
For 2014 compared to 2013, the increase in U.S. TECFIDERA revenues was primarily due to increases in unit sales volume.
For 2014 compared to 2013, rest of world TECFIDERA revenues increased as sales in Germany began in the first quarter of 2014. We expect that rest of world TECFIDERA revenue will increase as TECFIDERA becomes commercially available in additional markets in 2015.
TYSABRI
Revenues from TYSABRI are summarized as follows:

	For the Years Ended December 31,			% Change
				2014 compared to 2013	2013 compared to 2012
(In millions, except percentages)	2014	2013	2012
United States	$1,025.1	$814.2	$383.1	25.9%	112.5%
Rest of world	934.4	712.3	752.8	31.2%	(5.4)%
Total TYSABRI revenues	$1,959.5	$1,526.5	$1,135.9	28.4%	34.4%
For 2014 compared to 2013, the increase in U.S. TYSABRI revenues was primarily due to price increases and our recognition, starting in April 2013, of 100% of net revenues on TYSABRI in-market sales due to our acquisition of the remaining rights to TYSABRI from Elan, partially offset by a 4% decrease in unit sales volume. For 2013 compared to 2012, the increase in U.S. TYSABRI revenues was primarily due to our acquisition of the remaining rights to TYSABRI from Elan, price increases and a 1% increase in unit sales volume, which includes the impact of patients transitioning to TECFIDERA.
Based on data reported by Elan for 2013 and 2012 and our sales to third party customers, total U.S. TYSABRI in-market sales were $958.3 million and $886.0 million for 2013 and 2012, respectively. For 2014 compared to 2013, the increase in U.S. TYSABRI in-market sales was primarily due to price increases, partially offset by patients transitioning to oral therapies including TECFIDERA. For 2013 compared to 2012, the increase in in-market sales was due to price increases.

For 2014 compared to 2013, the increase in rest of world TYSABRI revenues was primarily due to the recognition of $53.5 million of revenue previously deferred in Italy relating to the pricing agreement with the Italian National Medicines Agency (Agenzia Italiana del Farmaco or AIFA) as discussed below, volume increases in Europe of 10% and in the Emerging Markets region of 18% and a favorable net price in Germany as the mandatory rebate percentage was reduced. Rest of world TYSABRI revenue for 2014 compared to 2013 also reflects the negative impact of foreign currency exchange rate changes experienced in 2014, partially offset by gains recognized in relation to the settlement of certain cash flow hedge instruments under our foreign currency hedging program. For 2013 compared to 2012, the decrease in rest of world TYSABRI revenues was primarily due to pricing reductions from austerity measures enacted in some countries, a decrease in unit demand primarily in Europe and the net impact of a EUR15.4 million reduction in revenues recorded for a probable settlement of outstanding claims with AIFA relating to sales of TYSABRI in Italy in excess of a reimbursement limit for the periods between February 2009 and January 2011. Rest of world TYSABRI revenues for 2013 compared to 2012 also reflects the positive impact of foreign currency exchange rates, partially offset by losses recognized in relation to the settlement of certain cash flow hedge instruments under our foreign currency hedging program.
For information relating to our agreement with AIFA relating to sales of TYSABRI in Italy, please read Note 4, Accounts Receivable to our consolidated financial statements included in this report. As described in Note 4 to our consolidated financial statements, in June 2014, AIFA approved a resolution, effective for a 24 month term, setting the price for TYSABRI in Italy. The resolution also eliminated the reimbursement limit from February 2013 onward.
FAMPYRA
Revenues from FAMPYRA are summarized as follows:

	For the Years Ended December 31,			% Change
				2014 compared to 2013	2013 compared to 2012
(In millions, except percentages)	2014	2013	2012
United States	$—	$—	$—	**	**
Rest of world	80.2	74.0	57.4	8.4%	28.9%
Total FAMPYRA revenues	$80.2	$74.0	$57.4	8.4%	28.9%
We have a license from Acorda Therapeutics, Inc. (Acorda) to develop and commercialize FAMPYRA in all markets outside the U.S. For information about our relationship with Acorda, please read Note 20, Collaborative and Other Relationships to our consolidated financial statements included within this report.
For 2014 compared to 2013, the increase in FAMPYRA revenue was primarily due to increased demand, partially offset by the recognition of deferred revenue in the prior year comparative period. For 2013 compared to 2012, the increase in FAMPYRA revenue was due to the recognition of previously deferred revenue and increased demand in Germany and France. FAMPYRA revenue for 2013 includes the recognition of revenues previously deferred in Germany as a result of finalizing a contract that included the final negotiated fixed price, which was higher than the lowest point of the initial range cited by the German pricing authority.
Hemophilia
ALPROLIX
Revenues from ALPROLIX are summarized as follows:

	For the Years Ended December 31,			% Change
				2014 compared to 2013	2013 compared to 2012
(In millions, except percentages)	2014	2013	2012
United States (1)	$72.1	$—	$—	**	**
Rest of world (2)	3.9	—	—	**	**
Total ALPROLIX revenues	$76.0	$—	$—	**	**

(1)	U.S. sales began in the second quarter of 2014.

(2)	Japanese sales began in the fourth quarter of 2014.

ELOCTATE
Revenues from ELOCTATE are summarized as follows:

	For the Years Ended December 31,			% Change
				2014 compared to 2013	2013 compared to 2012
(In millions, except percentages)	2014	2013	2012
United States (1)	$58.4	$—	$—	**	**
Rest of world	—	—	—	**	**
Total ELOCTATE revenues	$58.4	$—	$—	**	**

(1)	U.S. sales began in the third quarter of 2014.
Other Product Revenues
Other product revenues are summarized as follows:

	For the Years Ended December 31,			% Change
				2014 compared to 2013	2013 compared to 2012
(In millions, except percentages)	2014	2013	2012
FUMADERM	$62.5	$60.2	$59.7	3.8%	0.8%
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
Revenues from unconsolidated joint business are summarized as follows:

	For the Years Ended December 31,			% Change
				2014 compared to 2013	2013 compared to 2012
(In millions, except percentages)	2014	2013	2012
Biogen Idec's share of profits in the U.S. for RITUXAN and GAZYVA (1)	$1,114.1	$1,085.2	$1,031.7	2.7%	5.2%
Reimbursement of selling and development expenses in the U.S. for RITUXAN	3.0	2.1	1.6	42.9%	31.3%
Revenue on sales in the rest of world for RITUXAN	78.3	38.7	104.6	102.3%	(63.0)%
Total unconsolidated joint business revenues	$1,195.4	$1,126.0	$1,137.9	6.2%	(1.0)%
(1) GAZYVA sales began in the fourth quarter of 2013.
Biogen Idec’s Share of Pre-tax Profits in the U.S. for RITUXAN and GAZYVA
The following table provides a summary of amounts comprising our share of pre-tax profits on RITUXAN and GAZYVA in the U.S.:

	For the Years Ended December 31,			% Change
				2014 compared to 2013	2013 compared to 2012
(In millions, except percentages)	2014	2013	2012
Product revenues, net	$3,556.6	$3,425.8	$3,131.8	3.8%	9.4%
Cost and expenses	771.1	615.9	543.7	25.2%	13.3%
Pre-tax profits in the U.S. for RITUXAN and GAZYVA	$2,785.5	$2,809.9	$2,588.1	(0.9)%	8.6%
Biogen Idec's share of pre-tax profits in the U.S. for RITUXAN and GAZYVA	$1,114.1	$1,085.2	$1,031.7	2.7%	5.2%
For 2014 compared to 2013, the increase in U.S. product revenues was primarily due to price increases and an increase in unit sales volume, partially offset by the 2013 recognition of $94.9 million in net revenues resulting from the July 2013 issuance by the Department of Health and Human Services of its final rule on the Exclusion of Orphan Drugs for Certain Covered Entities Under 340B Program. The issuance of the final rule by the Department of Health and Human Services did not have an impact on the amount we recorded as revenues from unconsolidated joint business in our consolidated statements of income because, through June 30, 2013, we had been increasing our share of profits in the U.S. to reflect our interpretation of the proposed 340B rule. The final rule was consistent with our prior interpretation. For 2013 compared to 2012, the increase in U.S. product revenues was due to price increases, an increase in unit sales volume and the $94.9 million recognition in net revenues as discussed above.
Collaboration costs and expenses for 2014 compared to 2013 increased primarily due to the recognition of $53.9 million of additional BPD fee expense as well as GAZYVA sales and marketing and research and development expenses. For additional information related to the BPD fee, please read “The Patient Protection and Affordable Care Act (PPACA)” in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Upon the first marketing approval of GAZYVA by the FDA, we began recognizing all activity, including sales and marketing and research and development expenses related to the GAZYVA program in unconsolidated joint business within our consolidated statements of income. Prior to its first regulatory approval, we recognized our share of GAZYVA development and commercialization expenses as research and development expense and selling, general and administrative expense, respectively, within our consolidated statements of income.
Collaboration costs and expenses for 2013 compared to 2012 increased primarily due to a higher cost of goods sold resulting from an increased volume in RITUXAN sales, higher associated third party royalties and GAZYVA sales and marketing and research and development expenses.
Revenue on Sales in the Rest of World for RITUXAN
Revenue on sales in the rest of world for RITUXAN consists of our share of pre-tax co-promotion profits on RITUXAN in Canada and royalty revenue on sales outside the U.S. and Canada. For 2014 compared to 2013, revenue on sales in the rest of world for RITUXAN increased primarily due to the prior year recognition of a $41.2 million charge for damages and interest awarded to Hoechst in its arbitration with Genentech. For 2013 compared to 2012 revenue on sales in the rest of world for RITUXAN decreased as a result of a $41.2 million charge for damages and interest awarded to Hoechst, as discussed above, as well as the expirations of royalties on a country-by-country basis.
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
Other Revenues
Other revenues are summarized as follows:

	For the Years Ended December 31,			% Change
				2014 compared to 2013	2013 compared to 2012
(In millions, except percentages)	2014	2013	2012
Royalty revenues	$176.7	$185.7	$168.7	(4.8)%	10.1%
Corporate partner revenues	127.8	78.2	43.8	63.4%	78.5%
Total other revenues	$304.5	$263.9	$212.5	15.4%	24.2%
Royalty Revenues
We receive royalties from net sales on products related to patents that we licensed. Our most significant source of royalty revenue has been derived from net worldwide sales of ANGIOMAX, which is licensed to The Medicines Company (TMC). In March 2012, the U.S. Patent and Trademark Office granted the extension of the term of the principal U.S. patent that covers ANGIOMAX to December 15, 2014.
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

For 2014 compared to 2013, royalty revenues decreased due to a decrease in the net worldwide sales of ANGIOMAX subject to royalty payments. For 2013 compared to 2012 the increase in royalty revenues was primarily related to the increase in the royalty rate as well as an increase in the net worldwide sales of ANGIOMAX.
Our royalty revenues from ANGIOMAX ceased as of December 15, 2014 upon patent expiry. We also expect declines in royalty revenues from our out-licensed patents over the next several years due to changes in the competitive landscape related to one of the underlying technologies we licensed. These changes resulted in an asset impairment charge of $34.7 million recorded in the first quarter of 2014 which has been reflected in amortization of acquired intangible assets within our consolidated statement of income. As a result, we estimate that in 2015 we will have a decrease of approximately $130 million in royalty revenues.
Corporate Partner Revenues
Our corporate partner revenues include amounts earned under contract manufacturing agreements, which includes revenues related to our arrangement with Samsung Bioepis, and revenues covering products previously included within our product line that we have sold or exclusively licensed to third parties.
For 2014 compared to 2013, the increase in corporate partner revenue was primarily due to higher contract manufacturing revenue and increased revenue from our biosimilar arrangements, partially offset by lower revenue associated with our Zevalin supply agreement. For 2013 compared to 2012, the increase in corporate partner revenues was primarily due to increased revenue from our biosimilar arrangements and an amendment to our Zevalin supply agreement, which resulted in the delivery of our remaining Zevalin inventory and the recognition of a previously deferred amount. Zevalin is a program we sold in 2007 but have continued to manufacture in accordance with the amendment to our Zevalin supply agreement. As part of the amendment, we committed to one additional Zevalin manufacturing campaign, which was completed in the third quarter of 2014.
For additional information on our relationship with Samsung Bioepis, please read Note 20, Collaborative and Other Relationships to our consolidated financial statements included within this report.
Reserves for Discounts and Allowances
Revenues from product sales are recorded net of applicable allowances for trade term discounts, wholesaler incentives, Medicaid rebates, Veterans Administration (VA) and Public Health Service (PHS) discounts, specialty pharmacy program fees, managed care rebates, product returns, and other governmental rebates or applicable allowances including those associated with the implementation of pricing actions in certain international markets where we operate.
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
Reserves for discounts, contractual adjustments and returns that reduced gross product revenues are summarized as follows:

	For the Years Ended December 31,			% Change
				2014 compared to 2013	2013 compared to 2012
(In millions, except percentages)	2014	2013	2012
Discounts	$346.3	$235.6	$96.2	47.0%	144.9%
Contractual adjustments	1,231.6	835.0	529.5	47.5%	57.7%
Returns	52.6	24.0	21.9	119.2%	9.6%
Total allowances	$1,630.5	$1,094.6	$647.6	49.0%	69.0%
Gross product revenues	$9,833.9	$6,636.9	$4,813.7	48.2%	37.9%
Percent of gross product revenues	16.6%	16.5%	13.5%

As a result of our acquisition of all remaining rights to TYSABRI from Elan, we began recognizing reserves for discounts and allowances for U.S. TYSABRI revenue in the second quarter of 2013. Prior periods included reserves for discounts and allowances for rest of world TYSABRI revenue and worldwide AVONEX revenue. In addition, following our commercial product launches, we began recognizing reserves for discounts and allowances related to these products' revenue. Gross product revenues for the first quarter of 2013 and for 2012 include sales of TYSABRI to Elan under our collaboration agreement, which did not have any corresponding reserves for discounts and allowances.
Discounts include trade term discounts and wholesaler incentives. For 2014 compared to 2013, the increase in discounts was primarily driven by our recent product additions. For 2013 compared to 2012, the increase in discounts was primarily driven by the additions of TECFIDERA and U.S. TYSABRI amounts.
Contractual adjustments relate to Medicaid and managed care rebates, VA, PHS discounts, specialty pharmacy program fees and other government rebates or applicable allowances. In addition to the above noted product additions, for 2014 compared to 2013, the increase in contractual adjustments was primarily due to an increase in managed care rebates, U.S. governmental rebates and allowances as a result of price increases and additional managed care contracts. For 2013 compared to 2012, the increase in contractual adjustments was primarily due to the additions of TECFIDERA and U.S. TYSABRI amounts and an increase in U.S. governmental rebates and allowances as a result of price increases.
Product return reserves are established for returns made by wholesalers. In accordance with contractual terms, wholesalers are permitted to return product for reasons such as damaged or expired product. The majority of wholesaler returns are due to product expiration. Reserves for product returns are recorded in the period the related revenue is recognized, resulting in a reduction to product sales. For 2014 compared to 2013, return reserves increased primarily due to our acquisition of all remaining rights to TYSABRI, the start of commercial sales of TECFIDERA and increased return rates for prior year AVONEX shipments. For 2013 compared to 2012, return reserves increased primarily due to our acquisition of all remaining rights to TYSABRI and the FDA approval and start of commercial sales of TECFIDERA.
For additional information related to our reserves, please read Note 5, Reserves for Discounts and Allowances to our consolidated financial statements included within this report.
Cost and Expenses
A summary of total cost and expenses is as follows:

	For the Years Ended December 31,			% Change
				2014 compared to 2013	2013 compared to 2012
(In millions, except percentages)	2014	2013	2012
Cost of sales, excluding amortization of acquired intangible assets	$1,171.0	$857.7	$545.5	36.5%	57.2%
Research and development	1,893.4	1,444.1	1,334.9	31.1%	8.2%
Selling, general and administrative	2,232.3	1,712.1	1,277.5	30.4%	34.0%
Amortization of acquired intangible assets	489.8	342.9	202.2	42.8%	69.6%
Collaboration profit sharing	—	85.4	317.9	(100.0)%	(73.1)%
(Gain) loss on fair value remeasurement of contingent consideration	(38.9)	(0.5)	27.2	**	(102.0)%
Restructuring charges	—	—	2.2	**	(100.0)%
Total cost and expenses	$5,747.7	$4,441.6	$3,707.4	29.4%	19.8%

Cost of Sales, Excluding Amortization of Acquired Intangible Assets (Cost of Sales)

	For the Years Ended December 31,			% Change
				2014 compared to 2013	2013 compared to 2012
(In millions, except percentages)	2014	2013	2012
Product cost of sales	$585.7	$427.6	$365.9	37.0%	16.9%
Royalty cost of sales	585.3	430.1	179.6	36.1%	139.5%
Total cost of sales	$1,171.0	$857.7	$545.5	36.5%	57.2%
For 2014 compared to 2013, the increase in product cost of sales was driven by higher unit sales volume, including recent product launches and our contract and biosimilars manufacturing arrangements. For 2013 compared to 2012, the increase in product cost of sales was driven by higher unit sales volume, our product launch of TECFIDERA in the U.S. and our biosimilars manufacturing arrangement with Samsung Bioepis. In addition, for 2013 compared to 2012, the increase in product cost of sales was driven by an increase in charges related to excess, obsolete, unmarketable or other inventory due in part to the implementation of our plans to supply rest of world markets with TYSABRI manufactured at our Hillerød, Denmark facility, which was approved by the FDA and EMA in July 2013.
Our products are subject to strict quality control and monitoring which we perform throughout the manufacturing process. Periodically, certain batches or units of product may no longer meet quality specifications or may expire. The expiry associated with our inventory is generally between 6 months and 5 years, depending on the product.
Inventory amounts written down related to excess, obsolete, unmarketable, or other inventory totaled $50.6 million, $47.3 million, and $24.8 million for the years ended December 31, 2014, 2013, and 2012, respectively.
For 2014 compared to 2013 as well as for 2013 compared to 2012, the increase in royalty cost of sales was primarily driven by our acquisition of all remaining rights to TYSABRI, partially offset by the expiration of a third party royalty related to AVONEX. As a result of our acquisition of all remaining rights to TYSABRI from Elan, our contingent payments due to Elan are recorded as a component of royalty cost of sales.
Research and Development

	For the Years Ended December 31,			% Change
				2014 compared to 2013	2013 compared to 2012
(In millions, except percentages)	2014	2013	2012
Marketed products	$371.0	$252.1	$128.2	47.2%	96.6%
Late stage programs	109.5	272.8	467.0	(59.9)%	(41.6)%
Early stage programs	246.5	130.8	90.7	88.5%	44.2%
Research and discovery	162.8	97.6	94.6	66.8%	3.2%
Other research and development costs	755.9	552.7	479.0	36.8%	15.4%
Milestone and upfront payments	247.7	138.1	75.4	79.4%	83.2%
Total research and development	$1,893.4	$1,444.1	$1,334.9	31.1%	8.2%
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

For 2014 compared to 2013, the increase in research and development expense was primarily related to increase in costs incurred in connection with our early stage programs, upfront and milestone expenses, research and discovery, marketed products and other research and development cost, partially offset by a decrease in costs incurred in connection with our late stage programs. Research and development expense related to our early stage programs increased over the prior year comparative periods primarily due to costs incurred in the advancement of our Anti-LINGO program in MS, our BIIB037 program for Alzheimer’s disease, BAN2401, a program for Alzheimer’s disease related to our collaboration agreement with Eisai and an increase in spending incurred in connection with our development of STX-100 for the treatment of idiopathic pulmonary fibrosis. The increase in spending associated with marketed products is related to ALPROLIX, ELOCTATE and PLEGRIDY, which were recently approved, and costs associated with TYSABRI, which previously were shared with Elan and now are recorded 100% by us upon our acquisition of all remaining rights to TYSABRI from Elan in April 2013. The increase in other research and development costs were related to increased workforce and infrastructure spend in support of core research and development activities.
The decrease in spending associated with our late stage product candidates was driven by approvals of ALPROLIX, ELOCTATE and PLEGRIDY in 2014 and GAZYVA in the fourth quarter of 2013, partially offset by costs incurred in the development of ISIS-SMNRx for the treatment of SMA.
For 2013 compared to 2012, the increase in research and development expense was primarily related to an increase in costs incurred in connection with our marketed products, early stage programs and upfront and milestone payments partially offset by a decrease in costs incurred in connection with our late stage programs. The increase in spending associated with marketed products is related to TECFIDERA and costs associated with TYSABRI, which previously were shared with Elan. Research and development expense related to our early stage programs increased over the prior year primarily due to costs incurred in the advancement of our Anti-LINGO program in MS, our BIIB037 program for Alzheimer’s disease, our anti-TWEAK program for lupus nephritis, and an increase in spending incurred in connection with our development of STX-100 for the treatment of idiopathic pulmonary fibrosis.
The decrease in spending associated with our late stage product candidates was driven by the discontinuation of dexpramipexole, decreased clinical trial activity associated with ELOCTATE and ALPROLIX, which had clinical trials conclude in 2012, and the FDA approval of TECFIDERA in the U.S. during the first quarter of 2013. At the end of December 2012, we learned that a Phase 3 trial investigating dexpramipexole in people with amyotrophic lateral sclerosis (ALS) did not meet its primary endpoint and failed to show efficacy in its key secondary endpoints. Based on these results, we discontinued development of dexpramipexole in ALS.
We intend to continue committing significant resources to targeted research and development opportunities where there is a significant unmet need and where the drug candidate has the potential to be highly differentiated. Specifically, we intend to continue to invest in our MS pipeline and in pursuing additional therapies for autoimmune disorders, neurodegenerative diseases and hematologic conditions.
Milestone and Upfront Payments included in Research and Development Expense
Research and development expense for 2014 includes $139.3 million recorded in connection with our collaboration agreement with Eisai, $25.0 million recorded as milestones in relation to our collaboration agreements with Isis and an aggregate of $60.0 million related to upfront payments made to Sangamo, Google and for other strategic business arrangements. For additional information about these transactions, please read Note 20, Collaborative and Other Relationships to our consolidated financial statements included within this report. Included in total research and development expense in 2013 were charges of $75.0 million related to an upfront payment made to Isis in September 2013 upon entering into a six year research collaboration with Isis under which both companies will perform research and then seek to develop and commercialize antisense or other therapeutics for the treatment of neurological disorders, $36.0 million related to upfront and milestone payments made to Samsung Bioepis in December 2013 upon entering into a development and commercialization agreement and a $10.0 million milestone payment made to Isis related to the selection and advancement of ISIS-DMPKRx to treat mytonic dystrophy (DM1). These payments are classified as research and development expense as the programs they relate to have not achieved regulatory approval. Research and development expense in 2012 included charges totaling $71.0 million related to upfront payments made to Isis in January, June and December 2012 upon entering into three separate agreements for the development of Isis’ antisense investigational drug ISIS-SMNRx for the treatment of SMA, product candidates related to the treatment of DM1, and antisense therapeutics for up to three gene targets, respectively.

Selling, General and Administrative

	For the Years Ended December 31,			% Change
				2014 compared to 2013	2013 compared to 2012
(In millions, except percentages)	2014	2013	2012
Selling, general and administrative	$2,232.3	$1,712.1	$1,277.5	30.4%	34.0%
For 2014 compared to 2013, the increase in selling, general and administrative expenses was primarily driven by costs associated with developing commercial capabilities for our recent product launches along with an increase in sales and marketing activities in support of our MS products. The successful commercialization of new and potential new products requires significant investments, such as sales force build and development, training, marketing, and other related activities. The increase in selling, general, and administrative expense was also driven by an increase in corporate giving and the recognition of $21.9 million of additional BPD fee expense. For additional information related to the BPD fee, please read “The Patient Protection and Affordable Care Act (PPACA)” in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
For 2013 compared to 2012, the increase in selling, general and administrative expense was primarily driven by costs associated with developing commercial capabilities for the product launch of TECFIDERA and the potential product launches of ELOCTATE and ALPROLIX, an increase in sales and marketing activities in support of AVONEX and TYSABRI and the $27.2 million charge recognized in relation to exiting our Weston, Massachusetts facility. For additional information related to this charge, please read Note 11, Property, Plant and Equipment to our consolidated financial statements included in this report. The increase in sales and marketing activities in support of TYSABRI were primarily driven by assuming 100% responsibility of activities as a result of our acquisition of all remaining rights to TYSABRI from Elan. In addition, the increase in selling, general, and administrative expense was driven by an increase in share-based compensation expense, partially offset by a reduction in grant and sponsorship activity.
We remain focused on our recent product launches. As discussed above, we continue to invest in commercial capabilities in support of our TECFIDERA program, and we have continued to make investments in the development of commercial capabilities for our hemophilia products.
Amortization of Acquired Intangible Assets

	For the Years Ended December 31,			% Change
				2014 compared to 2013	2013 compared to 2012
(In millions, except percentages)	2014	2013	2012
Amortization of acquired intangible assets	$489.8	$342.9	$202.2	42.8%	69.6%
For 2014 compared to 2013, the change in amortization of acquired intangible assets was primarily driven by a $60.2 million increase in amortization of acquired and in-licensed rights and patents as we recognized a full year of expense related to our TYSABRI rights in 2014 versus nine months of expense in 2013, total impairment charges of $50.9 million related to one of our out-licensed patents and one of our IPR&D intangible assets, and lower expected lifetime revenues of AVONEX as discussed further below. For additional information related to the amortization of acquired intangible assets, please read Note 7, Intangible Assets and Goodwill to our consolidated financial statements included within this report. For 2013 compared to 2012, the change in amortization of acquired intangible assets was primarily driven by our acquisition of all remaining rights to TYSABRI from Elan and an increase in the amount of amortization recorded in relation to our AVONEX intangible asset.
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

(In millions)	As of December 31, 2014
2015	$344.3
2016	313.2
2017	286.3
2018	283.7
2019	273.6
Total	$1,501.1
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
Impairment of Intangible Assets
We record charges associated with impairments of intangible assets in amortization of intangible assets. The field of developing idiopathic pulmonary fibrosis (IPF) treatments is highly competitive and characterized by rapid technological advances as two of our competitors filed marketing applications during the second quarter of 2014, seeking approval for potentially competitive treatment regimens. There can be no assurance that we will be able to successfully develop STX-100 for the treatment of IPF (STX-100 in IPF). During the second quarter of 2014, we determined that there were indicators that the value of the STX-100 in IPF intangible asset may have become impaired. As a result of our impairment testing, we determined that no impairment was required.
During 2014, we recorded a charge of $34.7 million related to the impairment of one of our out-licensed patents to reflect a change in its estimated fair value, due to a change in the underlying competitive market for that product, which occurred during the first quarter of 2014.
During the third quarter of 2014, we updated the probabilities of success related to the early stage programs acquired through our recent acquisitions. This change in probability of success, combined with a delay in one of the projects, resulted in an impairment loss of $16.2 million.
For additional information, please read Note 7, Intangible Assets and Goodwill to our consolidated financial statements included within this report.
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
Collaboration Profit Sharing

	For the Years Ended December 31,			% Change
				2014 compared to 2013	2013 compared to 2012
(In millions, except percentages)	2014	2013	2012
Collaboration profit sharing	$—	$85.4	$317.9	(100.0)%	(73.1)%
Upon the closing of our acquisition of all remaining rights to TYSABRI, our collaboration agreement was terminated, and we no longer record collaboration profit sharing. Collaboration profit sharing previously included the portion of rest of world net operating profits to be shared with Elan under the terms of our collaboration agreement for the development, manufacture and commercialization of TYSABRI. The amount also included the reimbursement for our portion of third-party royalties paid by Elan on behalf of the collaboration relating to rest of world sales. For 2012, our collaboration profit sharing expense included $53.2 million related to the reimbursement of third-party royalty payments made by Elan, which started to expire in 2013. For additional information about this collaboration, please read Note 20, Collaborative and Other Relationships to our consolidated financial statements included in this report.

(Gain) Loss on Fair Value Remeasurement of Contingent Consideration

	For the Years Ended December 31,			% Change
				2014 compared to 2013	2013 compared to 2012
(In millions, except percentages)	2014	2013	2012
(Gain) loss on fair value remeasurement of contingent consideration	$(38.9)	$(0.5)	$27.2	**	(102.0)%
The consideration for certain of our business combinations includes future payments that are contingent upon the occurrence of a particular factor or factors. For business combinations completed after January 1, 2009, we record an obligation for such contingent consideration payments at its fair value on the acquisition date. We revalue our contingent consideration obligations each reporting period. Changes in the fair value of our contingent consideration obligations, other than changes due to payments, are recognized as a (gain) loss on fair value remeasurement of contingent consideration within our consolidated statements of income. The increase in the gain for 2014 was primarily due to an adjustment to the value of our contingent consideration liabilities as we updated the probabilities of success related to the early stage programs acquired through our recent acquisitions. For additional information, please read Note 7, Intangible Assets and Goodwill to our consolidated financial statements included within this report.
Gain on Sale of Rights

	For the Years Ended December 31,			% Change
				2014 compared to 2013	2013 compared to 2012
(In millions, except percentages)	2014	2013	2012
Gain on sale of rights	$16.8	$24.9	$46.8	(32.7)%	(46.8)%
During the third quarter of 2012, we sold all of our rights, including rights to royalties, related to BENLYSTA (belimumab) to a DRI Capital managed fund (DRI). Under the terms of the BENLYSTA sale agreement, we received payments from DRI equal to a multiple of royalties payable by the Human Genome Sciences, Inc. and GlaxoSmithKline plc for the period covering October 2011 to September 2014 and a one-time contingency payment that could be paid to us if the cumulative royalties over the full royalty term exceed an agreed amount.
For 2014 compared to 2013, we recognized lower payments from the sale of our rights to BENLYSTA resulting from a lower multiple of sales being applied in 2014 as compared to 2013. For 2013 compared to 2012, we recognized lower payments from the sale of our rights to BENLYSTA resulting from a lower multiple of sales being applied in 2013 as compared to 2012. As the period under which we would receive royalties expired in September 2014, we will not receive any additional payments under this agreement. For additional information related to this transaction, please read Note 3, Gain on Sale of Rights to our consolidated financial statements included in this report.
Other Income (Expense), Net

	For the Years Ended December 31,			% Change
				2014 compared to 2013	2013 compared to 2012
(In millions, except percentages)	2014	2013	2012
Other income (expense), net	$(25.8)	$(34.9)	$(0.7)	(26.2)%	**
For 2014 compared to 2013, the change in other income (expense), net was due to lower non-income based state taxes, an increase in interest income due to higher average cash, cash equivalents and marketable securities balances, lower foreign exchange losses and decreased interest expense as we repaid our 6.0% Senior Notes in March 2013, partially offset by lower gains on investments. For 2013 compared to 2012, the change in other income (expense), net was due to a decrease in interest income due to lower average cash, cash equivalent and marketable securities balances primarily related to the use of cash in connection with our acquisition of all remaining rights to TYSABRI from Elan and the repayment of our 6.0% Senior Notes, a decrease in other, net primarily related to higher non-income based state taxes and higher foreign exchange losses. Other income (expense), net in 2012 includes a gain of $9.0 million recognized upon our acquisition of Stromedix in March 2012, which was based on the value derived from the purchase price of our equity interest held in Stromedix prior to the acquisition.
For additional information related to our strategic investments, please read Note 9, Financial Instruments to our consolidated financial statements included in this report.

Income Tax Provision

	For the Years Ended December 31,			% Change
				2014 compared to 2013	2013 compared to 2012
(In millions, except percentages)	2014	2013	2012
Effective tax rate on pre-tax income	25.1%	24.2%	25.4%	3.7%	(4.7)%
Income tax expense	$989.9	$601.0	$470.6	64.7%	27.7%
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
Our effective tax rate for 2014 compared to 2013 increased primarily as a result of the absence of a benefit related to the 2013 change in our uncertain tax position related to our U.S. federal manufacturing deduction and our unconsolidated joint business described below under "Accounting for Uncertainty in Income Taxes", lower current year expenses eligible for the orphan drug credit and a lower relative manufacturing deduction due to unqualified products, partially offset by a higher percentage of our 2014 income being earned outside the U.S.
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
Accounting for Uncertainty in Income Taxes
During 2013, we received updated technical guidance from the IRS concerning the calculation of our U.S. federal manufacturing deduction and overall tax classification of our unconsolidated joint business for the current and prior year filings. Based on this guidance we reevaluated the level of our unrecognized benefits related to uncertain tax positions and recorded a $49.8 million income tax benefit. This benefit was for a previously unrecognized position and related to years 2005 through 2012. We recorded an offsetting expense of $11.3 million for non-income based state taxes, which was recorded in other income (expense) within our consolidated statements of income.
For more information on our uncertain tax positions and income tax rate reconciliation for 2014, 2013 and 2012, please read Note 17, Income Taxes to our consolidated financial statements included in this report.
Equity in Loss of Investee, Net of Tax

	For the Years Ended December 31,			% Change
				2014 compared to 2013	2013 compared to 2012
(In millions, except percentages)	2014	2013	2012
Equity in loss of investee, net of tax	$15.1	$17.2	$4.5	(12.2)%	281.2%
In February 2012, we entered into an agreement with Samsung BioLogics Co. Ltd., establishing an entity, Samsung Bioepis, to develop, manufacture and market biosimilar pharmaceuticals. We account for this investment under the equity method of accounting. We recognize our share of the results of operations related to our investment in Samsung Bioepis one quarter in arrears.
For 2014 compared to 2013, the decrease in equity in loss of investee, net of tax was due to the joint venture's clinical trial activity, partially offset by our recognition of a gain as Samsung Bioepis secured additional equity financing from Samsung Biologics from a financing in which we did participate. For 2013 compared to 2012, the increase in equity in loss of investee, net of tax was due to increased clinical trial activity. For additional information related to this transaction, please read Note 20, Collaborative and Other Relationships to our consolidated financial statements included in this report.

Noncontrolling Interest

	For the Years Ended December 31,			% Change
				2014 compared to 2013	2013 compared to 2012
(In millions, except percentages)	2014	2013	2012
Net income attributable to noncontrolling interests, net of tax	$6.8	$—	$—	**	**
For 2014 compared to 2013, the change in net income attributable to noncontrolling interests, net of tax, was related to a $10.0 million milestone payment made to Neurimmune and the consolidation of the research activities of Ataxion. For additional information about these transactions, please read Note 19, Investments in Variable Interest Entities to our consolidated financial statements included within this report.
Market Risk
We conduct business globally. As a result, our operations are subject to certain risks which may affect our results of operations, including volatility in foreign currency exchange rates or weak economic conditions in the foreign markets in which we operate, and pricing pressures worldwide. In addition, our results of operations and the fair value of our asset and liabilities may be impacted by interest rate movements.
Foreign Currency Exchange Risk
Our results of operations are subject to foreign currency exchange rate fluctuations due to the global nature of our operations. We have operations or maintain distribution relationships in the U.S., Europe, Canada, Australia, New Zealand, Japan and Central and South America. In addition, we receive royalty revenues based on worldwide product sales by our licensees and through Genentech on sales of RITUXAN in the rest of world. As a result, our financial position, results of operations and cash flows can be affected by market fluctuations in foreign exchange rates, primarily with respect to the Euro, Canadian dollar, Danish krone, Swiss franc, Japanese yen, Australian dollar and British pound.
While the financial results of our global activities are reported in U.S. dollars, the functional currency for most of our foreign subsidiaries is their respective local currency. Fluctuations in the foreign currency exchange rates of the countries in which we do business will affect our operating results, often in ways that are difficult to predict. In particular, as the U.S. dollar strengthens versus other currencies the value of the non-U.S. revenue will decline when reported in U.S. dollars. The impact to net income as a result of a U.S. dollar strengthening will be partially mitigated by the value of non-U.S. expense which will also decline when reported in U.S. dollars. As the U.S. dollar weakens versus other currencies the value of the non-U.S. revenue and expenses will increase when reported in U.S. dollars.
We have established revenue hedging and balance sheet risk management programs to protect against volatility of future foreign currency cash flows and changes in fair value caused by volatility in foreign exchange rates.
Revenue Hedging Program
Our foreign currency hedging program is designed to mitigate, over time, a portion of the impact resulting from volatility in exchange rate changes on revenues. We use foreign currency forward contracts to manage foreign currency risk with the majority of our forward contracts used to hedge certain forecasted revenue transactions denominated in foreign currencies in the next 15 months. We do not engage in currency speculation. For a more detailed disclosure of our revenue hedging program, please read Note 10, Derivative Instruments to our consolidated financial statements included in this report.
Our ability to mitigate the impact of exchange rate changes on revenues and net income diminishes as significant exchange rate fluctuations are sustained over extended periods of time. In particular, devaluation or significant deterioration of foreign currency exchange rates are difficult to mitigate and likely to negatively impact earnings. The cash flows from these contracts are reported as operating activities in our consolidated statements of cash flows.
Balance Sheet Risk Management Hedging Program
We also use forward contracts to mitigate the foreign currency exposure related to certain balance sheet items. The primary objective of our balance sheet risk management program is to mitigate the exposure of foreign currency denominated net monetary assets of foreign affiliates. In these instances, we principally utilize currency forward contracts. We have not elected hedge accounting for the balance sheet related items. The cash flows from these contracts are reported as operating activities in the consolidated statement of cash flows.

Quantitative and Qualitative Disclosures About Market Risk
The following quantitative information includes the impact of currency movements on forward contracts used in both our revenue and balance sheet hedging programs. As of December 31, 2014 and 2013, a hypothetical adverse 10% movement in foreign currency rates compared to the U.S. dollar across all maturities would result in a hypothetical decrease in the fair value of forward contracts of approximately $160.0 million and $102.0 million, respectively. The estimated fair value change was determined by measuring the impact of the hypothetical exchange rate movement on outstanding forward contracts. Our use of this methodology to quantify the market risk of such instruments is subject to assumptions and actual impact could be significantly different. The quantitative information about market risk is limited because it does not take into account all foreign currency operating transactions.
Interest Rate Risk
Our investment portfolio includes cash equivalents and short-term investments. The fair value of our marketable securities is subject to change as a result of potential changes in market interest rates. The potential change in fair value for interest rate sensitive instruments has been assessed on a hypothetical 100 basis point adverse movement across all maturities. As of December 31, 2014 and 2013, we estimate that such hypothetical adverse 100 basis point movement would result in a hypothetical loss in fair value of approximately $14.5 million and $5.7 million, respectively, to our interest rate sensitive instruments. The fair values of our investments were determined using a combination of pricing and duration models.
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
There is also significant economic pressure on state budgets that may result in states increasingly seeking to achieve budget savings through mechanisms that limit coverage or payment for our drugs. Managed care organizations are also continuing to seek price discounts and, in some cases, to impose restrictions on the coverage of particular drugs.
Credit Risk
We are subject to credit risk from our accounts receivable related to our product sales. The majority of our accounts receivable arise from product sales in the U.S. and Europe with concentrations of credit risk limited due to the wide variety of customers and markets using our products, as well as their dispersion across many different geographic areas. Our accounts receivable are primarily due from wholesale distributors, public hospitals and other government entities. We monitor the financial performance and creditworthiness of our large customers so that we can properly assess and respond to changes in their credit profile. We operate in certain countries where weakness in economic conditions has resulted in extended collection periods. We continue to monitor these conditions, including the volatility associated with international economies and the relevant financial markets, and assess their possible impact on our business. Our historical write-offs of accounts receivable have not been significant.
Within the European Union, our accounts receivable in Spain, Italy and Portugal continue to be subject to significant payment delays due to government funding and reimbursement practices. Uncertain credit and economic conditions have generally led to greater collection risk, although these countries have introduced various programs periodically to pay down significantly overdue payables. Please refer to Note 4, Accounts Receivable to our consolidated financial statements included within this report for further details on recent payments and classification.

We believe that our allowance for doubtful accounts was adequate as of December 31, 2014 and 2013, respectively. However, if significant changes occur in the availability of government funding or the reimbursement practices of these or other governments, we may not be able to collect on amounts due to us from customers in such countries and our results of operations could be adversely affected.
Financial Condition, Liquidity and Capital Resources
Our financial condition is summarized as follows:

	As of December 31,		% Change
(In millions, except percentages)	2014	2013	2014 compared to 2013
Financial assets:
Cash and cash equivalents	$1,204.9	$602.6	100.0%
Marketable securities — current	640.5	620.2	3.3%
Marketable securities — non-current	1,470.7	625.8	135.0%
Total cash, cash equivalents and marketable securities	$3,316.0	$1,848.5	79.4%
Borrowings:
Current portion of notes payable	$3.1	$3.5	(10.2)%
Notes payable	582.1	592.4	(1.8)%
Total borrowings	$585.2	$595.9	(1.8)%
Working Capital:
Current assets	$4,672.7	$3,184.9	46.7%
Current liabilities	(2,219.7)	(1,758.3)	26.2%
Total working capital	$2,453.0	$1,426.6	71.9%
For the year ended December 31, 2014, certain significant cash flows were as follows:

•	$1,163.2 million in total payments for income taxes;

•	$886.8 million used for share repurchases;

•	$375.0 million in contingent payments made to former shareholders of Fumapharm AG and holders of their rights;

•	$287.8 million used for purchases of property, plant and equipment; and

•	$286.3 million used for upfront and milestone payments in collaborative arrangements.
For the year ended December 31, 2013, certain significant cash flows were as follows:

•	$3.25 billion used for our acquisition of all remaining rights to TYSABRI from Elan;

•	$643.2 million in total payments for income taxes;

•	$450.0 million used for the repayment of principal of our 6.0% Senior Notes;

•	$400.3 million used for share repurchases;

•	$246.3 million used for purchases of property, plant and equipment; and

•	$100.0 million upfront payment made to Isis pursuant to our collaboration agreement dated September 2013.
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
Of the total cash, cash equivalents and marketable securities at December 31, 2014, approximately $1,755 million was generated in foreign jurisdictions and is primarily intended for use in our foreign operations or in connection with business development transactions outside of the U.S. In managing our day-to-day liquidity in the U.S., we do not rely on the unrepatriated earnings as a source of funds and we have not provided for U.S. federal or state income taxes on these undistributed foreign earnings.
For additional information related to certain risks that could negatively impact our financial position or future results of operations, please read the “Risk Factors” and “Quantitative and Qualitative Disclosures About Market Risk” sections of this report.
Share Repurchase Programs
In February 2011, our Board of Directors authorized the repurchase of up to 20.0 million shares of common stock. This authorization does not have an expiration date. In 2014, approximately 2.9 million shares were repurchased at a cost of $886.8 million. As of December 31, 2014, approximately 1.3 million shares of our common stock remained available for repurchase under the 2011 authorization.
We repurchased approximately 2.0 million shares at a cost of approximately $400.3 million under the 2011 authorization in 2013.
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
The increase in cash, cash equivalents and marketable securities from December 31, 2013 is primarily due to net cash flows provided by operating activities, partially offset by the repurchase of our common stock.
Borrowings
In March 2014, our $750.0 million senior unsecured revolving credit facility expired and was not renewed.
We have $550.0 million aggregate principal amount of 6.875% Senior Notes due March 1, 2018 that were originally priced at 99.184% of par. The discount is amortized as additional interest expense over the period from issuance through maturity.
In connection with our 2006 distribution agreement with Fumedica, we issued notes totaling 61.4 million Swiss Francs which were payable to Fumedica in varying amounts from June 2008 through June 2018. Our remaining note payable to Fumedica had a carrying value of 11.6 million Swiss Francs ($11.7 million) and 14.0 million Swiss Francs ($15.8 million) as of December 31, 2014 and 2013, respectively.
For a summary of the fair and carrying values of our outstanding borrowings as of December 31, 2014 and 2013, please read Note 8, Fair Value Measurements to our consolidated financial statements included in this report.

Working Capital
We define working capital as current assets less current liabilities. The increase in working capital from December 31, 2013 reflects an increase in total current assets of $1,487.8 million, partially offset by an increase in total current liabilities of $461.4 million. The increase in total current assets was primarily driven by an increase in cash and cash equivalents and accounts receivable resulting from increased product revenue. The increase in total current liabilities primarily resulted from an increase in accrued expenses and other.
Cash Flows
The following table summarizes our cash flow activity:

	For the Years Ended December 31,			% Change
				2014 compared to 2013	2013 compared to 2012
(In millions, except percentages)	2014	2013	2012
Net cash flows provided by operating activities	$2,942.1	$2,345.1	$1,879.9	25.5%	24.7%
Net cash flows used in by investing activities	$(1,543.0)	$(1,604.7)	$(950.3)	(3.8)%	68.9%
Net cash flows used in financing activities	$(755.9)	$(716.5)	$(877.5)	5.5%	(18.3)%
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
For 2014 compared to 2013, the increase in cash provided by operating activities is primarily driven by higher net income, partially offset by an increase in accounts receivable resulting from increased product revenue
For 2013 compared to 2012, the increase in cash provided by operating activities was primarily driven by an increase in net income and taxes payable, partially offset by an increase in inventory related to our AVONEX, TYSABRI and ELOCTATE programs and accounts receivable resulting from increased product revenue.
Investing Activities
For 2014 compared to 2013, the decrease in net cash flows used in investing activities is primarily due to the prior year acquisition of all remaining rights to TYSABRI from Elan and a decrease in the net purchases of marketable securities, partially offset by the payment of contingent consideration to former shareholders of Fumapharm AG.
For 2013 compared to 2012, the increase in net cash flows used in investing activities was primarily due to $3,262.7 million used for our acquisition of all remaining rights to TYSABRI from Elan, partially offset by net proceeds from sales and maturities of marketable securities.
Financing Activities
For 2014 compared to 2013, the increase in net cash flows used in financing activities is primarily due to an increase in the amount of common stock we repurchased, partially offset by the prior year repayment of the aggregate principal amount of our 6.0% Senior Notes.
For 2013 compared to 2012, the decrease in net cash flows used in financing activities was primarily due to a decrease in the amount of our common stock we repurchased partially offset by the repayment of principal of our 6.0% Senior Notes.

Contractual Obligations and Off-Balance Sheet Arrangements
Contractual Obligations
The following table summarizes our contractual obligations as of December 31, 2014, excluding amounts related to uncertain tax positions, amounts payable to tax authorities, funding commitments, contingent development, regulatory and commercial milestone payments, TYSABRI contingent payments and contingent consideration related to our business combinations, as described below.

	Payments Due by Period
(In millions)	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	After 5 Years
Non-cancellable operating leases (1), (2)	$675.7	$62.2	$129.4	$108.0	$376.1
Notes payable (3)	681.5	40.9	81.4	559.2	—
Purchase and other obligations (4)	248.9	238.6	10.3	—	—
Defined benefit obligation	56.7	—	—	—	56.7
Total contractual obligations	$1,662.8	$341.7	$221.1	$667.2	$432.8

(1)
We lease properties and equipment for use in our operations. Amounts reflected within the table above, detail future minimum rental commitments under non-cancelable operating leases as of December 31 for each of the periods presented. In addition to the minimum rental commitments, these leases may require us to pay additional amounts for taxes, insurance, maintenance and other operating expenses.

(2)
Obligations are presented net of sublease income expected to be received for the vacated portion of our Weston, Massachusetts facility. For additional information, please read Note 11, Property, Plant and Equipment to our consolidated financial statements included in this report.

(3)	Notes payable includes principal and interest payments.

(4)
Purchase and other obligations primarily includes our obligations to purchase direct materials and also includes approximately $5.4 million related to the fair value of net liabilities on derivative contracts, approximately $8.1 million related to fixed obligations for the purchase of natural gas and approximately $11.8 million related to obligations for communication services.

Tax Related Obligations
We exclude liabilities pertaining to uncertain tax positions from our summary of contractual obligations as we cannot make a reliable estimate of the period of cash settlement with the respective taxing authorities. As of December 31, 2014, we have approximately $80.2 million of net liabilities associated with uncertain tax positions.
Other Funding Commitments
As of December 31, 2014, we have several on-going clinical studies in various clinical trial stages. Our most significant clinical trial expenditures are to contract research organizations (CROs). The contracts with CROs are generally cancellable, with notice, at our option. We have recorded accrued expenses of approximately $41.6 million on our consolidated balance sheet for expenditures incurred by CROs as of December 31, 2014. We have approximately $472.3 million in cancellable future commitments based on existing CRO contracts as of December 31, 2014.
World Federation of Hemophilia (WFH) Humanitarian Aid Program
During 2014, we and Sobi announced plans to donate one billion international units (IUs) of clotting factor therapy for humanitarian aid programs in the developing world. Initially, we intend to donate up to 500 million IUs over five years to support these efforts through the WFH. Under the terms of the agreement, at least 85 percent of donated factor will be ELOCTATE, with the remainder comprised of ALPROLIX. These shipments for humanitarian programs are expected to begin in the second half of 2015, subject to the WFH satisfying certain logistical and ongoing requirements. We will record these donations as cost of sales as the donations are made.

Contingent Development, Regulatory and Commercial Milestone Payments
Based on our development plans as of December 31, 2014, we have committed to make potential future milestone payments to third parties of up to approximately $2.8 billion as part of our various collaborations, including licensing and development programs. Payments under these agreements generally become due and payable only upon achievement of certain development, regulatory or commercial milestones. Because the achievement of these milestones had not occurred as of December 31, 2014, such contingencies have not been recorded in our financial statements. Amounts related to contingent milestone payments are not considered contractual obligations as they are contingent on the successful achievement of certain development, regulatory approval and commercial milestones.
We anticipate that we may pay approximately $142.2 million of milestone payments in 2015, provided various development, regulatory or commercial milestones are achieved.
TYSABRI Contingent Payments
On April 2, 2013, we acquired full ownership of all remaining rights to TYSABRI from Elan that we did not already own or control. Under the terms of the acquisition agreement, we are obligated to make contingent payments to Elan of 18% on annual worldwide net sales up to $2.0 billion and 25% on annual worldwide net sales that exceed $2.0 billion. Royalty payments to Elan and other third parties are recognized as cost of sales within our consolidated statements of income.
Contingent Consideration related to Business Combinations
In connection with our purchase of the noncontrolling interests in our joint venture investments in Biogen Dompé SRL and Biogen Dompé Switzerland GmbH and our acquisitions of Stromedix, Biogen Idec International Neuroscience GmbH (BIN) and BIH, we may pay up to approximately $850 million in remaining milestones based upon the achievement of certain events. These milestones may not be achieved.
As the acquisitions of the noncontrolling interests in our joint venture investments and our acquisitions of Stromedix and BIN, formerly Panima Pharmaceuticals AG, occurred after January 1, 2009, we record contingent consideration liabilities at their fair value on the acquisition date and revalue these obligations each reporting period. For additional information related to our acquisition of Stromedix please read Note 2, Acquisitions, to our consolidated financial statements included in this report.
BIH
In connection with our acquisition of BIH, formerly Syntonix, in January 2007, we agreed to pay up to an additional $80.0 million if certain milestone events associated with the development of BIH’s lead product, ALPROLIX are achieved. The first $40.0 million contingent payment was achieved in the first quarter of 2010. We paid an additional $20.0 million during the second quarter of 2014 as ALPROLIX was approved for the treatment of hemophilia B. A second $20.0 million contingent payment will occur if prior to the tenth anniversary of the closing date, a marketing authorization is granted by the EMA for ALPROLIX.
Fumapharm AG
In 2006, we acquired Fumapharm AG. As part of this acquisition we acquired FUMADERM and TECFIDERA (together, Fumapharm Products). We are required to make contingent payments to former shareholders of Fumapharm AG or holders of their rights based on the attainment of certain cumulative sales levels of Fumapharm Products and the level of total net sales of Fumapharm Products in the prior twelve month period, as defined in the acquisition agreement.
During 2014, we paid a $25.0 million contingent payment as we reached the $1.0 billion cumulative sales level related to the Fumapharm Products in 2013, a $150.0 million contingent payment as we reached the $2.0 billion cumulative sales level related to Fumapharm Products in the second quarter of 2014, a $200.0 million contingent payment as we reached the $3.0 billion cumulative sales level in the third quarter of 2014 and accrued $250.0 million upon reaching $4.0 billion in total cumulative sales of Fumapharm Products, in the fourth quarter of 2014.
We will owe an additional $300.0 million contingent payment for every additional $1.0 billion in cumulative sales level of Fumapharm Products reached if the prior 12 months sales of the Fumapharm Products exceed $3.0 billion, until such time as the cumulative sales level reaches $20.0 billion, at which time no further contingent payments shall be due. These payments will be accounted for as an increase to goodwill as incurred, in accordance with the accounting standard applicable to business combinations when we acquired Fumapharm. Any portion of the payment which is tax deductible will be recorded as a reduction to goodwill. Payments are due within 60 days following the end of the quarter in which the applicable cumulative sales level has been reached.

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
Legal Matters
For a discussion of legal matters as of December 31, 2014, please read Note 21, Litigation to our consolidated financial statements included in this report.
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
Revenues from Unconsolidated Joint Business
Revenues from unconsolidated joint business consists of (i) our share of pre-tax profits and losses in the U.S. for RITUXAN and GAZYVA; (ii) reimbursement of our selling and development expenses in the U.S. for RITUXAN; and (iii) revenue on sales in the rest of world for RITUXAN, which consist of our share of pre-tax co-promotion profits in Canada and royalty revenue on sales outside the U.S. and Canada by F. Hoffmann-La Roche Ltd. (Roche) and its sublicensees. Pre-tax co-promotion profits on RITUXAN are calculated and paid to us by Genentech in the U.S. and by Roche in Canada. Pre-tax co-promotion profits consist of U.S. and Canadian net sales to third-party customers less the cost to manufacture, third-party royalty expenses, distribution, selling, and marketing expenses, and joint development expenses incurred by Genentech, Roche and us. We record our share of the pretax co-promotion profits on RITUXAN in Canada and royalty revenues on sales outside the U.S. on a cash basis as we do not have the ability to estimate these profits or royalty revenue in the period incurred. Additionally, our share of the pre-tax profits on RITUXAN and GAZYVA in the U.S. includes estimates made by Genentech and those estimates are subject to change. Actual results may ultimately differ from our estimates.

Concentrations of Credit Risk
The majority of our receivables arise from product sales in the United States and Europe and are primarily due from wholesale distributors, public hospitals and other government entities. We monitor the financial performance and creditworthiness of our large customers so that we can properly assess and respond to changes in their credit profile. We continue to monitor these conditions, including the volatility associated with international economies and the relevant financial markets, and assess their possible impact on our business. The credit and economic conditions within many of the international markets in which we operate, particularly in certain countries throughout Europe, such as Italy, Spain and Portugal, remain uncertain. These conditions have resulted in, and may continue to result in, an increase in the average length of time that it takes to collect on our accounts receivable outstanding in these countries.
In Portugal and select regions in Spain where our collections have slowed and a significant portion of these receivables are routinely being collected beyond our contractual payment terms and over periods in excess of one year, we have discounted our receivables and reduced related revenues based on the period of time that we estimate those amounts will be paid, to the extent such period exceeds one year, using the country’s market-based borrowing rate for such period. The related receivables are classified at the time of sale as non-current assets.
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
Impairment and Amortization of Long-lived Assets and Accounting for Goodwill
Long-lived Assets Other than Goodwill
Long-lived assets to be held and used, include property, plant and equipment as well as intangible assets, including IPR&D and trademarks. Property, plant and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. We review our intangible assets with indefinite lives for impairment annually, as of October 31, and whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.
When performing our impairment assessment, we calculate the fair value using the same methodology as described above under "Acquired Intangible Assets, including In-process Research and Development (IPR&D)". If the carrying value of our intangible assets with indefinite lives exceeds its fair value, then the intangible asset is written-down to its fair values.
Our most significant intangible assets are our acquired and in-licensed rights and patents and developed technology. Acquired and in-licensed rights and patents primarily relates to our acquisition of all remaining rights to TYSABRI from Elan. Developed technology primarily relates to our AVONEX product, which was recorded in connection with the merger of Biogen, Inc. and IDEC Pharmaceuticals Corporation in 2003. We amortize the intangible assets related to TYSABRI and AVONEX using the economic consumption method based on revenue generated from the products underlying the related intangible assets. An analysis of the anticipated lifetime revenues of TYSABRI and AVONEX is performed annually during our long range planning cycle, which is generally updated in the third quarter of each year, and whenever events or changes in circumstances would significantly affect the anticipated lifetime revenues of TYSABRI or AVONEX.
For additional information on the impairment charges related to our long-lived assets during 2014, please read Note 7, Intangible Assets and Goodwill to our consolidated financial statements included within this report. Impairment charges related to our long-lived assets during 2013 and 2012 were immaterial.
Goodwill
Goodwill relates largely to amounts that arose in connection with the merger of Biogen, Inc. and IDEC Pharmaceuticals Corporation. Our goodwill balances represent the difference between the purchase price and the fair value of the identifiable tangible and intangible net assets when accounted for using the purchase method of accounting.
We assess our goodwill balance within our single reporting unit annually, as of October 31, and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable to determine whether any impairment in this asset may exist and, if so, the extent of such impairment. We compare the fair value of our reporting unit to its carrying value. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of our reporting unit, then we would need to determine the implied fair value of our reporting unit’s goodwill. If the carrying value of our reporting unit’s goodwill exceeds its implied fair value, then we would record an impairment loss equal to the difference.
We completed our required annual impairment test in the fourth quarter of 2014, 2013 and 2012 and determined in each of those periods that the carrying value of goodwill was not impaired. In each year, the fair value of our reporting unit, which includes goodwill, was significantly in excess of the carrying value of our reporting unit.

Investments, including Fair Value Measures and Impairments
We invest in various types of securities, including short-term and long-term marketable securities, principally corporate notes, government securities including government sponsored enterprise mortgage-backed securities and credit card and auto loan asset-backed securities, in which our excess cash balances are invested.
In accordance with the accounting standard for fair value measurements, we have classified our financial assets as Level 1, 2 or 3 within the fair value hierarchy. Fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets that we have the ability to access. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs utilize unobservable data points for the asset.
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

Contingent Consideration
For acquisitions completed before January 1, 2009, we record contingent consideration resulting from a business combination when the contingency is resolved. For acquisitions completed after January 1, 2009, we record contingent consideration resulting from a business combination at its fair value on the acquisition date. Each reporting period thereafter, we revalue these obligations and record increases or decreases in their fair value as an adjustment to contingent consideration expense within the consolidated statement of income. Changes in the fair value of the contingent consideration obligations can result from adjustments to the discount rates and achievement and timing of any cumulative sales-based and development milestones, or changes in the probability of certain clinical events and changes in the assumed probability associated with regulatory approval. These fair value measurements represent Level 3 measurements as they are based on significant inputs not observable in the market.
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

As of December 31, 2014, our non-U.S. subsidiaries’ undistributed foreign earnings included in consolidated retained earnings and other basis differences aggregated approximately $4.6 billion. All undistributed foreign earnings of non-U.S. subsidiaries, exclusive of earnings that would result in little or no net income tax expense or which were previously taxed under current U.S. tax law, are reinvested indefinitely in operations outside the U.S. This determination is made on a jurisdiction-by-jurisdiction basis and takes into the account the liquidity requirements in both the U.S. and within our foreign subsidiaries.
If we decide to repatriate funds in the future to execute our growth initiatives or to fund any other liquidity needs, the resulting tax consequences would negatively impact our results of operations through a higher effective tax rate and dilution of our earnings. The residual U.S. tax liability, if cumulative amounts were repatriated, would be between $1.5 billion to $1.6 billion as of December 31, 2014.
New Accounting Standards
For a discussion of new accounting standards please read Note 1, Summary of Significant Accounting Principles to our consolidated financial statements included in this report.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
The information required by this Item is incorporated by reference to the discussion under “Market Risk” in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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
We have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of December 31, 2014. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that (a) the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (b) such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its 2013 Internal Control — Integrated Framework.
Based on our assessment, our management has concluded that, as of December 31, 2014, our internal control over financial reporting is effective based on those criteria.
The effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their attestation report, which is included herein.

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
The response to the remainder of this item is incorporated by reference from the discussion responsive thereto in the sections entitled “Proposal 1 - Election of Directors,” “Corporate Governance,” “Stock Ownership - Section 16(a) Beneficial Ownership Reporting Compliance” and “Miscellaneous - Stockholder Proposals” contained in the proxy statement for our 2015 annual meeting of stockholders.

Item 11.	Executive Compensation
The response to this item is incorporated by reference from the discussion responsive thereto in the sections entitled “Executive Compensation and Related Information” and “Corporate Governance” contained in the proxy statement for our 2015 annual meeting of stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The response to this item is incorporated by reference from the discussion responsive thereto in the sections entitled “Stock Ownership” and “Equity Compensation Plan Information” contained in the proxy statement for our 2015 annual meeting of stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The response to this item is incorporated by reference from the discussion responsive thereto in the sections entitled “Certain Relationships and Related Person Transactions” and “Corporate Governance” contained in the proxy statement for our 2015 annual meeting of stockholders.

Item 14.	Principal Accountant Fees and Services
The response to this item is incorporated by reference from the discussion responsive thereto in the section entitled “Proposal 2 — Ratification of the Selection of our Independent Registered Public Accounting Firm” contained in the proxy statement for our 2015 annual meeting of stockholders.

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
Date: February 4, 2015

Pursuant to the requirements the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/S/ GEORGE A. SCANGOS	Director and Chief Executive Officer (principal executive officer)	February 4, 2015
George A. Scangos

/S/ PAUL J. CLANCY	Executive Vice President, Finance and Chief Financial Officer (principal financial officer)	February 4, 2015
Paul J. Clancy

/S/ GREGORY F. COVINO	Vice President, Finance, Chief Accounting Officer (principal accounting officer)	February 4, 2015
Gregory F. Covino

/S/ STELIOS PAPADOPOULOS	Director and Chairman of the Board of Directors	February 4, 2015
Stelios Papadopoulos

/S/ ALEXANDER J. DENNER	Director	February 4, 2015
Alexander J. Denner

/S/ CAROLINE D. DORSA	Director	February 4, 2015
Caroline D. Dorsa

/S/ NANCY L. LEAMING	Director	February 4, 2015
Nancy L. Leaming

/S/ RICHARD C. MULLIGAN	Director	February 4, 2015
Richard C. Mulligan

/S/ ROBERT W. PANGIA	Director	February 4, 2015
Robert W. Pangia

/S/ BRIAN S. POSNER	Director	February 4, 2015
Brian S. Posner

/S/ ERIC K. ROWINSKY	Director	February 4, 2015
Eric K. Rowinsky

/S/ LYNN SCHENK	Director	February 4, 2015
Lynn Schenk

/S/ STEPHEN A. SHERWIN	Director	February 4, 2015
Stephen A. Sherwin

BIOGEN IDEC INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS

BIOGEN IDEC INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	For the Years Ended December 31,
	2014	2013	2012
Revenues:
Product, net	$8,203,404	$5,542,331	$4,166,074
Unconsolidated joint business	1,195,389	1,126,017	1,137,923
Other	304,531	263,851	212,464
Total revenues	9,703,324	6,932,199	5,516,461
Cost and expenses:
Cost of sales, excluding amortization of acquired intangible assets	1,171,036	857,726	545,494
Research and development	1,893,422	1,444,053	1,334,919
Selling, general and administrative	2,232,342	1,712,051	1,277,465
Amortization of acquired intangible assets	489,761	342,948	202,204
Collaboration profit sharing	—	85,357	317,895
(Gain) loss on fair value remeasurement of contingent consideration	(38,893)	(547)	27,202
Restructuring charges	—	—	2,225
Total cost and expenses	5,747,668	4,441,588	3,707,404
Gain on sale of rights	16,758	24,898	46,792
Income from operations	3,972,414	2,515,509	1,855,849
Other income (expense), net	(25,781)	(34,930)	(744)
Income before income tax expense and equity in loss of investee, net of tax	3,946,633	2,480,579	1,855,105
Income tax expense	989,942	601,014	470,554
Equity in loss of investee, net of tax	15,126	17,224	4,518
Net income	2,941,565	1,862,341	1,380,033
Net income attributable to noncontrolling interests, net of tax	6,781	—	—
Net income attributable to Biogen Idec Inc.	$2,934,784	$1,862,341	$1,380,033
Net income per share:
Basic earnings per share attributable to Biogen Idec Inc.	$12.42	$7.86	$5.80
Diluted earnings per share attributable to Biogen Idec Inc.	$12.37	$7.81	$5.76
Weighted-average shares used in calculating:
Basic earnings per share attributable to Biogen Idec Inc.	236,359	236,919	237,938
Diluted earnings per share attributable to Biogen Idec Inc.	237,176	238,308	239,740

See accompanying notes to these consolidated financial statements.

BIOGEN IDEC INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	For the Years Ended December 31,
	2014	2013	2012
Net income attributable to Biogen Idec Inc.	$2,934,784	$1,862,341	$1,380,033
Other comprehensive income:
Unrealized gains (losses) on securities available for sale:
Unrealized gains (losses) recognized during the period, net of tax of $80, $6,394 and $2,940	411	11,770	5,080
Less: reclassification adjustment for (gains) losses included in net income, net of tax of $3,462, $5,576 and $486	(6,429)	(10,355)	(903)
Unrealized gains (losses) on securities available for sale, net of tax of $3,542, $818 and $2,454	(6,018)	1,415	4,177
Unrealized gains (losses) on foreign currency forward contracts:
Unrealized gains (losses) recognized during the period, net of tax of $760, $1,721 and $1,396	101,792	(26,679)	(11,808)
Less: reclassification adjustment for (gains) losses included in net income, net of tax of $500, $533 and $3,360	(6,349)	13,716	(31,713)
Unrealized gains (losses) on foreign currency forward contracts, net of tax of $260, $1,187 and $4,756	95,443	(12,963)	(43,521)
Unrealized gains (losses) on pension benefit obligation	(11,950)	2,096	(12,656)
Currency translation adjustment	(109,218)	37,012	23,230
Total other comprehensive income (loss), net of tax	(31,743)	27,560	(28,770)
Comprehensive income attributable to Biogen Idec Inc.	2,903,041	1,889,901	1,351,263
Comprehensive income attributable to noncontrolling interests, net of tax	6,781	—	65
Comprehensive income	$2,909,822	$1,889,901	$1,351,328

See accompanying notes to these consolidated financial statements.

BIOGEN IDEC INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	As of December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$1,204,924	$602,562
Marketable securities	640,460	620,167
Accounts receivable, net	1,292,445	824,406
Due from unconsolidated joint business, net	283,360	252,662
Inventory	804,022	659,003
Other current assets	447,462	226,134
Total current assets	4,672,673	3,184,934
Marketable securities	1,470,652	625,772
Property, plant and equipment, net	1,765,683	1,750,710
Intangible assets, net	4,028,507	4,474,653
Goodwill	1,760,249	1,232,916
Investments and other assets	618,795	594,350
Total assets	$14,316,559	$11,863,335
LIABILITIES AND EQUITY
Current liabilities:
Current portion of notes payable	$3,136	$3,494
Taxes payable	168,058	179,685
Accounts payable	229,178	219,913
Accrued expenses and other	1,819,334	1,355,187
Total current liabilities	2,219,706	1,758,279
Notes payable	582,061	592,433
Long-term deferred tax liability	50,656	232,554
Other long-term liabilities	650,096	659,231
Total liabilities	3,502,519	3,242,497
Commitments and contingencies
Equity:
Biogen Idec Inc. shareholders’ equity
Preferred stock, par value $0.001 per share	—	—
Common stock, par value $0.0005 per share	129	128
Additional paid-in capital	4,196,156	4,023,651
Accumulated other comprehensive loss	(59,488)	(27,745)
Retained earnings	9,283,919	6,349,135
Treasury stock, at cost; 22,562 shares and 19,641 shares, respectively	(2,611,706)	(1,724,927)
Total Biogen Idec Inc. shareholders’ equity	10,809,010	8,620,242
Noncontrolling interests	5,030	596
Total equity	10,814,040	8,620,838
Total liabilities and equity	$14,316,559	$11,863,335

See accompanying notes to these consolidated financial statements.

BIOGEN IDEC INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Years Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net income	$2,941,565	$1,862,341	$1,380,033
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	688,150	531,740	365,648
Share-based compensation	155,302	136,293	118,566
Deferred income taxes	(308,222)	(245,077)	(116,900)
Other	(50,320)	(27,612)	28,822
Changes in operating assets and liabilities, net:
Accounts receivable	(512,389)	(126,753)	3,571
Inventory	(185,917)	(243,960)	(140,309)
Other assets	(94,514)	(160,188)	(27,347)
Accrued expenses and other current liabilities	244,378	284,049	273,372
Other liabilities and taxes payable	94,779	318,512	34,112
Other	(30,697)	15,733	(39,671)
Net cash flows provided by operating activities	2,942,115	2,345,078	1,879,897
Cash flows from investing activities:
Proceeds from sales and maturities of marketable securities	2,718,923	5,190,052	2,749,558
Purchases of marketable securities	(3,583,150)	(3,278,091)	(3,334,434)
Acquisition of TYSABRI rights	—	(3,262,719)	—
Contingent consideration related to Fumapharm AG acquisition	(375,000)	(15,000)	—
Acquisitions of businesses	—	—	(72,401)
Purchases of property, plant and equipment	(287,751)	(246,281)	(254,548)
Other	(15,998)	7,371	(38,517)
Net cash flows used in investing activities	(1,542,976)	(1,604,668)	(950,342)
Cash flows from financing activities:
Purchase of treasury stock	(886,779)	(400,309)	(984,715)
Proceeds from issuance of stock for share-based compensation arrangements	54,887	66,770	67,493
Excess tax benefit from share-based compensation	96,376	73,467	54,738
Repayments of borrowings	(2,674)	(452,340)	(2,428)
Other	(17,683)	(4,116)	(12,566)
Net cash flows used in financing activities	(755,873)	(716,528)	(877,478)
Net increase (decrease) in cash and cash equivalents	643,266	23,882	52,077
Effect of exchange rate changes on cash and cash equivalents	(40,904)	7,959	4,102
Cash and cash equivalents, beginning of the year	602,562	570,721	514,542
Cash and cash equivalents, end of the year	$1,204,924	$602,562	$570,721

See accompanying notes to these consolidated financial statements.

BIOGEN IDEC INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)

	Preferred stock		Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings	Treasury stock		Total Biogen Idec Inc. shareholders’ equity	Noncontrolling interests	Total equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance, December 31, 2013	—	$—	255,973	$128	$4,023,651	$(27,745)	$6,349,135	(19,641)	$(1,724,927)	$8,620,242	$596	$8,620,838
Net income							2,934,784			2,934,784	6,781	2,941,565
Other comprehensive income, net of tax						(31,743)				(31,743)	—	(31,743)
Distribution to noncontrolling interests										—	(9,051)	(9,051)
Other transactions with noncontrolling interests										—	6,704	6,704
Repurchase of common stock for Treasury pursuant to the 2011 share repurchase plan, at cost								(2,921)	(886,779)	(886,779)		(886,779)
Issuance of common stock under stock option and stock purchase plans			342	—	54,887					54,887		54,887
Issuance of common stock under stock award plan			811	1	(140,353)					(140,352)		(140,352)
Compensation expense related to share-based payments					165,004					165,004		165,004
Tax benefit from share-based payments					92,967					92,967		92,967
Balance, December 31, 2014	—	$—	257,126	$129	$4,196,156	$(59,488)	$9,283,919	(22,562)	$(2,611,706)	$10,809,010	$5,030	$10,814,040

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

BIOGEN IDEC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies
Business Overview
Biogen Idec is a global biopharmaceutical company focused on discovering, developing, manufacturing and delivering therapies for neurological, autoimmune and hematologic disorders. Our principal marketed products include AVONEX, PLEGRIDY, TECFIDERA, TYSABRI, and FAMPYRA for multiple sclerosis (MS), ALPROLIX for hemophilia B and ELOCTATE for hemophilia A. We also collaborate on the development and commercialization of RITUXAN for the treatment of non-Hodgkin's lymphoma, chronic lymphocytic leukemia and other conditions and share profits and losses for GAZYVA which is approved for the treatment of chronic lymphocytic leukemia.
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

BIOGEN IDEC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Discounts include trade term discounts and wholesaler incentives. Trade term discounts and wholesaler incentives primarily relate to estimated obligations for credits to be granted to wholesalers for remitting payment on their purchases within established incentive periods and credits to be granted to wholesalers for compliance with various contractually-defined inventory management practices, respectively. We determine these reserves based on our historical experience, including the timing of customer payments.
Contractual adjustments primarily relate to Medicaid and managed care rebates, VA and PHS discounts, specialty pharmacy program fees and other governmental rebates or applicable allowances.

•
Medicaid rebates relate to our estimated obligations to states under established reimbursement arrangements. Rebate accruals are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a liability which is included in other current liabilities. Our liability for Medicaid rebates consists of estimates for claims that a state will make for the current quarter, claims for prior quarters that have been estimated for which an invoice has not been received, invoices received for claims from the prior quarters that have not been paid, and an estimate of potential claims that will be made for inventory that exists in the distribution channel at period end.

•
Governmental rebates or chargebacks, including VA and PHS discounts, represent our estimated obligations resulting from contractual commitments to sell products to qualified healthcare providers at prices lower than the list prices we charge to wholesalers which provide those products. The wholesaler charges us for the difference between what the wholesaler pays for the products and the ultimate selling price to the qualified healthcare providers. Rebate and chargeback reserves are established in the same period as the related revenue is recognized, resulting in a reduction in product revenue and accounts receivable. Chargeback amounts are generally determined at the time of resale to the qualified healthcare provider from the wholesaler, and we generally issue credits for such amounts within a few weeks of the wholesaler notifying us about the resale. Our reserves for VA, PHS and chargebacks consists of amounts that we expect to issue for inventory that exists at the wholesalers that we expect will be sold to qualified healthcare providers and chargebacks that wholesalers have claimed for which we have not issued a credit.

•
Managed care rebates represent our estimated obligations to third parties, primarily pharmacy benefit managers. Rebate accruals are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a liability which is included in accrued expenses and other current liabilities. These rebates result from performance-based goals that are primarily based on attaining contractually specified sales volumes and growth and price increase limit allowances (price protection). The calculation of the accrual for these rebates is based on an estimate of the customer’s buying patterns and the resulting applicable contractual rebate rate(s) to be earned over a contractual period.

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
We also distribute no-charge product to qualifying patients under our patient assistance and patient replacement goods program. This program is administered through our distribution partners, which ship product for qualifying patients from their own inventory received from us. Gross revenue and the related reserves are not recorded on product shipped under this program and cost of sales is recorded when the product is shipped.

BIOGEN IDEC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenues from Unconsolidated Joint Business
Revenues from unconsolidated joint business consists of (i) our share of pre-tax profits and losses in the U.S. for RITUXAN and GAZYVA; (ii) reimbursement of our selling and development expenses in the U.S. for RITUXAN; and (iii) revenue on sales in the rest of world for RITUXAN, which consist of our share of pre-tax co-promotion profits in Canada and royalty revenue on sales outside the U.S. and Canada by F. Hoffmann-La Roche Ltd. (Roche) and its sublicensees. Pre-tax co-promotion profits on RITUXAN are calculated and paid to us by Genentech in the U.S. and by Roche in Canada. Pre-tax co-promotion profits consist of U.S. and Canadian net sales to third-party customers less the cost to manufacture, third-party royalty expenses, distribution, selling, and marketing expenses, and joint development expenses incurred by Genentech, Roche and us. We record our share of the pretax co-promotion profits on RITUXAN in Canada and royalty revenues on sales outside the U.S. on a cash basis as we do not have the ability to estimate these profits or royalty revenue in the period incurred. Additionally, our share of the pre-tax profits on RITUXAN and GAZYVA in the U.S. includes estimates made by Genentech and those estimates are subject to change. Actual results may ultimately differ from our estimates. For additional information related to our collaboration with Genentech, please read Note 20, Collaborative and Other Relationships, to these consolidated financial statements.
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
Multiple-Element Revenue Arrangements
We may enter into transactions that involve the sale of products and related services under multiple element arrangements. In accounting for these transactions, we assess the elements of the contract and whether each element has standalone value and allocate revenue to the various elements based on their estimated selling price. The selling price of a revenue generating element can be based on current selling prices offered by us or another party for current products or management’s best estimate of a selling price. Revenue allocated to an individual element is recognized when all other revenue recognition criteria are met for that element.
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
We validate the prices provided by our third party pricing services by reviewing their pricing methods and matrices, obtaining market values from other pricing sources and analyzing pricing data in certain instances. After completing our validation procedures, we did not adjust or override any fair value measurements provided by our pricing services as of December 31, 2014 and 2013, respectively.

BIOGEN IDEC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We also maintain venture capital investments classified as Level 3 whose fair value is initially measured at transaction prices and subsequently valued using the pricing of recent financing or by reviewing the underlying economic fundamentals and liquidation value of the companies. These investments include investments in certain venture capital funds which primarily invest in small privately-owned, venture-backed biotechnology companies. The fair value of our investments in these venture capital funds has been estimated using the net asset value of the fund. Gains and losses (realized and unrealized) included in earnings for the period are reported in other income (expense), net. The investments cannot be redeemed within the funds. Distributions from each fund will be received as the underlying investments of the fund are liquidated. We apply judgments and estimates when we validate the prices provided by third parties. While we believe the valuation methodologies are appropriate, the use of valuation methodologies is highly judgmental and changes in methodologies can have a material impact on our results of operations.
Other
The carrying amounts reflected in the consolidated balance sheets for cash equivalents, current accounts receivable, due from unconsolidated joint business, other current assets, accounts payable, and accrued expenses and other, approximate fair value due to their short-term maturities.
Cash and Cash Equivalents
We consider only those investments which are highly liquid, readily convertible to cash and that mature within three months from date of purchase to be cash equivalents. As of December 31, 2014 and 2013, cash equivalents were comprised of money market funds and commercial paper, overnight reverse repurchase agreements, and other debt securities with maturities less than 90 days from the date of purchase.
Accounts Receivable
The majority of our accounts receivable arise from product sales and primarily represent amounts due from our wholesale distributors, public hospitals and other government entities. We monitor the financial performance and creditworthiness of our large customers so that we can properly assess and respond to changes in their credit profile. We provide reserves against trade receivables for estimated losses that may result from a customer’s inability to pay. Amounts determined to be uncollectible are charged or written-off against the reserve.
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
Concentrations of credit risk with respect to receivables, which are typically unsecured, are limited due to the wide variety of customers and markets using our products, as well as their dispersion across many different geographic areas. The majority of our accounts receivable arise from product sales in the United States and Europe and have standard payment terms which generally require payment within 30 to 90 days. We monitor the financial performance and creditworthiness of our large customers so that we can properly assess and respond to changes in their credit profile. We continue to monitor these conditions and assess their possible impact on our business. For additional information related to this concentration of credit risk, please read Note 4, Accounts Receivable to these consolidated financial statements.
As of December 31, 2014 and 2013, two wholesale distributors individually accounted for approximately 34.4% and 23.3%, and 34.5% and 15.7%, of consolidated trade receivables, respectively.

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
Equity Method of Accounting
In circumstances where we have the ability to exercise significant influence over the operating and financial policies of a company in which we have an investment, we utilize the equity method of accounting for recording investment activity. In assessing whether we exercise significant influence, we consider the nature and magnitude of our investment, the voting and protective rights we hold, any participation in the governance of the other company, and other relevant factors such as the presence of a collaboration or other business relationship. Under the equity method of accounting, we record within our results of operations our share of income or loss of the other company.

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
Obsolescence and Unmarketable Inventory
We periodically review our inventories for excess or obsolescence and write-down obsolete or otherwise unmarketable inventory to its estimated net realizable value. If the actual net realizable value is less than that estimated by us, or if it is determined that inventory utilization will further diminish based on estimates of demand, additional inventory write-downs may be required. Additionally, our products are subject to strict quality control and monitoring which we perform throughout the manufacturing process. In the event that certain batches or units of product no longer meet quality specifications, we will record a charge to cost of sales to write-down any unmarketable inventory to its estimated net realizable value. In all cases, product inventory is carried at the lower of cost or its estimated net realizable value. Amounts written-down due to unmarketable inventory are charged to cost of sales.
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
Intangible assets related to acquired and in-licensed rights and patents, developed technology and out-licensed patents are amortized over their estimated useful lives using the economic consumption method if anticipated future revenues can be reasonably estimated. The straight-line method is used when revenues cannot be reasonably estimated. Amortization is recorded as amortization of acquired intangible assets within our consolidated statements of income.
Acquired and in-licensed rights and patents primarily relate to our acquisition of all remaining rights to TYSABRI from Elan Pharma International, Ltd (Elan), an affiliate of Elan Corporation, plc. Developed technology primarily relates to our AVONEX product, which was recorded in connection with the merger of Biogen, Inc. and IDEC Pharmaceuticals Corporation in 2003. We amortize the intangible assets related to TYSABRI and AVONEX using the economic consumption method based on revenue generated from the products underlying the related intangible assets. An analysis of the anticipated lifetime revenues of TYSABRI and AVONEX is performed annually during our long range planning cycle, which is generally updated in the third quarter of each year, and whenever events or changes in circumstances would significantly affect the anticipated lifetime revenues of TYSABRI or AVONEX.
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

BIOGEN IDEC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

If we acquire a business as defined under applicable accounting standards, then the acquired IPR&D is capitalized as an intangible asset. If we acquire an asset or group of assets that do not meet the definition of a business, then the acquired IPR&D is expensed on its acquisition date. Future costs to develop these assets are recorded to research and development expense as they are incurred.
We review amounts capitalized as acquired IPR&D for impairment at least annually, as of October 31, and whenever events or changes in circumstances indicate that the carrying value of the assets might not be recoverable.
When performing our impairment assessment, we calculate the fair value using the same methodology as described above. If the carrying value of our acquired IPR&D exceeds its fair value, then the intangible asset is written-down to its fair value.
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
We compare the fair value of our reporting unit to its carrying value. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of our reporting unit, then we would need to determine the implied fair value of our reporting unit’s goodwill. If the carrying value of our reporting unit’s goodwill exceeds its implied fair value, then we would record an impairment loss equal to the difference. As described in Note 25, Segment Information to these consolidated financial statements, we operate in one operating segment which we consider our only reporting unit.
Impairment of Long-Lived Assets
Long-lived assets to be held and used, including property, plant and equipment and definite-lived intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets or asset group may not be recoverable.
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
Contingent Consideration
The consideration for our acquisitions often includes future payments that are contingent upon the occurrence of a particular event. For acquisitions completed before January 1, 2009, we record contingent consideration resulting from a business combination when the contingency is resolved. For acquisitions that qualify as business combinations completed after January 1, 2009, we record an obligation for such contingent payments at fair value on the acquisition date. We estimate the fair value of contingent consideration obligations through valuation models that incorporate probability-adjusted assumptions related to the achievement of the milestones and thus likelihood of making related payments. We revalue these contingent consideration obligations each reporting period. Changes in the fair value of our contingent consideration obligations are recognized within our consolidated statements of income. Changes in the fair value of the contingent consideration obligations can result from changes to one or multiple inputs, including adjustments to the discount rates, changes in the amount or timing of expected expenditures associated with product development, changes in the amount or timing of cash flows and reserves associated with products upon commercialization, changes in the assumed achievement or timing of any cumulative sales-based and development milestones, changes in the probability of certain clinical events and changes in the assumed probability associated with regulatory approval.
Discount rates in our valuation models represent a measure of the credit risk associated with settling the liability. The period over which we discount our contingent obligations is based on the current development stage of the product candidates, our specific development plan for that product candidate adjusted for the probability of completing the development step, and when the contingent payments would be triggered. In estimating the probability of success, we utilize data regarding similar milestone events from several sources, including industry studies and our own experience. These fair value measurements are based on significant inputs not observable in the market. Significant judgment is employed in determining the appropriateness of these assumptions as of the acquisition date and for each subsequent period. Accordingly, changes in assumptions could have a material impact on the amount of contingent consideration expense we record in any given period.

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
Accounting for Share-Based Compensation
Our share-based compensation programs grant awards that have included stock options, restricted stock units which vest based on stock performance known as market stock units (MSUs), performance-vested restricted stock units which settle in cash (CSPUs), time-vested restricted stock units (RSUs), performance-vested restricted stock units which can be settled in cash or shares of our common stock (PUs) at the sole discretion of the Compensation and Management Development Committee of the Board of Directors and shares issued under our employee stock purchase plan (ESPP). We charge the estimated fair value of awards against income over the requisite service period, which is generally the vesting period. Where awards are made with non-substantive vesting periods (for instance, where a portion of the award vests upon retirement eligibility), we estimate and recognize expense based on the period from the grant date to the date on which the employee is retirement eligible.
The fair values of our stock option grants are estimated as of the date of grant using a Black-Scholes option valuation model. The estimated fair values of the stock options are then expensed over the options’ vesting periods.
The fair values of our MSUs are estimated using a lattice model with a Monte Carlo simulation. We apply an accelerated attribution method to recognize stock based compensation expense over the applicable service period, net of estimated forfeitures, when accounting for our MSUs. The probability of actual shares expected to be earned is considered in the grant date valuation, therefore the expense will not be adjusted to reflect the actual units earned.
The fair values of our RSUs are based on the market value of our stock on the date of grant. Compensation expense for RSUs is recognized straight-line over the applicable service period.

BIOGEN IDEC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We apply an accelerated attribution method to recognize stock based compensation expense when accounting for our CSPUs and PUs and the fair value of the liability is remeasured at the end of each reporting period through expected settlement. Compensation expense associated with CSPUs and PUs are based upon the stock price and the number of units expected to be earned after assessing the probability that certain performance criteria will be met and the associated targeted payout level that is forecasted will be achieved, net of estimated forfeitures. Cumulative adjustments are recorded each quarter to reflect changes in the stock price and estimated outcome of the performance-related conditions until the date results are determined and settled.
The purchase price of common stock under our ESPP is equal to 85% of the lower of (i) the market value per share of the common stock on the first business day of an offering period or (ii) the market value per share of the common stock on the purchase date. The fair value of the discounted purchases made under our ESPP is calculated using the Black-Scholes model. The fair value of the look-back provision plus the 15% discount is recognized as compensation expense over the 90 day purchase period.
Research and Development Expenses
Research and development expenses consist of upfront fees and milestones paid to collaborators and expenses incurred in performing research and development activities, which include compensation and benefits, facilities expenses, overhead expenses, clinical trial and related clinical manufacturing expenses, write-offs of pre-approved inventory that was previously capitalized that are determined to be no longer realizable, fees paid to contract research organizations (CROs) and other outside expenses. Research and development expenses are expensed as incurred. Payments we make for research and development services prior to the services being rendered are recorded as prepaid assets on our consolidated balance sheets and are expensed as the services are provided. We also accrue the costs of ongoing clinical trials associated with programs that have been terminated or discontinued for which there is no future economic benefit at the time the decision is made to terminate or discontinue the program.
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
Selling, General and Administrative Expenses
Selling, general and administrative expenses are primarily comprised of compensation and benefits associated with sales and marketing, finance, human resources, legal, information technology and other administrative personnel, outside marketing, advertising and legal expenses and other general and administrative costs.
Advertising costs are expensed as incurred. For the years ended December 31, 2014, 2013 and 2012, advertising costs totaled $92.9 million, $72.7 million and $54.3 million, respectively.
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
Contingencies
We are currently involved in various claims and legal proceedings. Loss contingency provisions are recorded if the potential loss from any claim, asserted or unasserted, or legal proceeding is considered probable and the amount can be reasonably estimated or a range of loss can be determined. These accruals represent management’s best estimate of probable loss. Disclosure also is provided when it is reasonably possible that a loss will be incurred or when it is reasonably possible that the amount of a loss will exceed the recorded provision. On a quarterly basis, we review the status of each significant matter and assess its potential financial exposure. Significant judgment is required in both the determination of probability and the determination as to whether an exposure is reasonably estimable. Because of uncertainties related to these matters, accruals are based only on the best information available at the time. As additional information becomes available, we reassess the potential liability related to pending claims and litigation and may change our estimates. These changes in the estimates of the potential liabilities could have a material impact on our consolidated results of operations and financial position.
Earnings per Share
Basic earnings per share is computed using the two-class method. Under the two-class method, undistributed net income is allocated to common stock and participating securities based on their respective rights to share in dividends. We have determined that our Preferred Stock meets the definition of participating securities. We did not have any shares of Preferred Stock issued and outstanding during 2014, 2013 or 2012.
New Accounting Pronouncements
From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (FASB) or other standard setting bodies that we adopt as of the specified effective date. Unless otherwise discussed, we believe that the impact of recently issued standards that are not yet effective will not have a material impact on our financial position or results of operations upon adoption.
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
TYSABRI
On April 2, 2013, we acquired full ownership of all remaining rights to TYSABRI from Elan that we did not already own or control. Upon the closing of the transaction, we made an upfront payment of $3.25 billion to Elan, which was funded from our existing cash, and our collaboration agreement with Elan was terminated.
We accounted for this transaction as the acquisition of an asset as we did not acquire any employees from Elan nor did we acquire any significant processes that we did not previously perform or manage under the collaboration agreement. Under the collaboration agreement, we manufactured TYSABRI and collaborated with Elan on the product's marketing, commercial, regulatory, distribution and ongoing development activities. The collaboration agreement was designed to effect an equal sharing of worldwide profits and losses generated by the activities of the collaboration. For additional information related to this collaboration, please read Note 20, Collaborative and Other Relationships to these consolidated financial statements.

BIOGEN IDEC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The $3.25 billion upfront payment was capitalized in the second quarter of 2013 as an intangible asset within our consolidated balance sheet as TYSABRI had reached technological feasibility. We adjusted the value of this intangible asset by $84.4 million related to deferred revenue from two sales-based milestones previously paid by Elan as well as transaction costs. The net intangible asset capitalized was $3,178.3 million. Commencing in the second quarter of 2013, we began amortizing this intangible asset over the estimated useful life using an economic consumption method based on actual and expected revenue generated from the sales of our TYSABRI product, which was 17 years.
Following the April 2, 2013 closing of the transaction, we began recording 100% of U.S. revenues, cost of sales and operating expenses related to TYSABRI within our consolidated statements of income. Under the terms of the acquisition agreement, we continued to share TYSABRI profits with Elan on an equal basis until April 30, 2013. We recorded the profit split for the month ended April 30, 2013, as cost of sales within our consolidated statements of income as we controlled TYSABRI effective April 2, 2013. Between May 1, 2013 and April 30, 2014, we made contingent payments to Elan of 12% on worldwide net sales of TYSABRI. Commencing May 1, 2014 and thereafter, we will make contingent payments to Elan of 18% on annual worldwide net sales up to $2.0 billion and 25% on annual worldwide net sales that exceed $2.0 billion. In 2014, the $2.0 billion threshold was pro-rated for the portion of 2014 remaining after the first 12 months expired. Royalty payments to Elan and other third parties are recognized as cost of sales within our consolidated statements of income.
Stromedix, Inc.
In March 2012, we completed our acquisition of all the outstanding stock of Stromedix, Inc. (Stromedix). The purchase price included a $75.0 million cash payment and up to a maximum of $487.5 million in contingent consideration in the form of development and approval milestones, of which $275.0 million related directly to the development and approval of STX-100 for the treatment of idiopathic pulmonary fibrosis (IPF). The acquisition was funded from our existing cash on hand and was accounted for as the acquisition of a business. In addition to acquiring the outstanding stock of the entity and obtaining the rights to STX-100, we obtained the services of key employees and the rights to a second antibody and an antibody conjugate, which are both in preclinical development.
Upon acquisition, we recorded a contingent consideration obligation of $122.2 million representing the fair value of the contingent consideration. This amount was estimated through a valuation model that incorporated industry-based probability-adjusted assumptions relating to the achievement of these milestones and the likelihood of us making payments. Subsequent changes in the fair value of this obligation are recognized as adjustments to contingent consideration and reflected within our consolidated statements of income. We allocated $219.2 million and $48.2 million of the total purchase price to acquired IPR&D and goodwill, respectively. During 2013, we adjusted the goodwill by $4.1 million to establish a deferred tax asset related to our transaction. For additional information related to our fair value of this obligation, please read Note 8, Fair Value Measurements to these consolidated financial statements.
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
During the third quarter of 2012, we sold all of our rights, including rights to royalties, related to BENLYSTA (belimumab) to a DRI Capital managed fund (DRI). Under the terms of the BENLYSTA sale agreement, we received payments from DRI equal to a multiple of royalties payable by the Human Genome Sciences, Inc. and GlaxoSmithKline plc for the period covering October 2011 to September 2014 and a one-time contingency payment that could be paid to us if the cumulative royalties over the full royalty term exceed an agreed amount.
The payments received during 2014, 2013 and 2012 totaled $16.8 million, $24.9 million and $46.8 million, respectively. These payments were recorded as a gain on sale of rights within our consolidated statements of income.
The period under which we would receive royalties expired in September 2014. Therefore, we will not receive any additional payments under this agreement.

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
The credit and economic conditions within Italy, Spain and Portugal, among other members of the E.U. continue to remain uncertain. Uncertain credit and economic conditions have generally led to a lengthening of time to collect our accounts receivable in some of these countries. In Portugal and select regions in Spain, where our collections have slowed and a significant portion of these receivables are routinely being collected beyond our contractual payment terms and over periods in excess of one year, we have discounted our receivables and reduced related revenues based on the period of time that we estimate those amounts will be paid, to the extent such period exceeds one year, using the country’s market-based borrowing rate for such period. The related receivables are classified at the time of sale as non-current assets. We accrete interest income on these receivables, which is recognized as a component of other income (expense), net within our consolidated statements of income.
Our net accounts receivable balances from product sales in selected European countries are summarized as follows:

	As of December 31, 2014
(In millions)	Current Balance Included within Accounts Receivable, net	Non-Current Balance Included within Investments and Other Assets	Total
Spain	$62.5	$5.0	$67.5
Italy	$51.4	$0.5	$51.9
Portugal	$15.1	$7.6	$22.7

	As of December 31, 2013
(In millions)	Current Balance Included within Accounts Receivable, net	Non-Current Balance Included within Investments and Other Assets	Total
Spain	$113.3	$6.8	$120.1
Italy	$76.1	$2.4	$78.5
Portugal	$10.4	$8.2	$18.6
 Approximately $14.2 million and $45.9 million of the total net accounts receivable balances for these countries were overdue more than one year as of December 31, 2014 and 2013, respectively. During the first quarter of 2014, we received approximately $59.6 million in payments from Spain related to receivables aged greater than one year.
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

BIOGEN IDEC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In July 2013, we negotiated an agreement in principle with AIFA's Price and Reimbursement Committee that would have resolved all of AIFA's claims relating to sales of TYSABRI in excess of the reimbursement limit for the periods from February 2009 through January 2013 for an aggregate repayment of EUR33.3 million. The agreement was sent to the Avvocatura Generale dello Stata (Attorney General) for its opinion. As a result of this agreement in principle, we recorded a liability and reduction to revenue of EUR15.4 million at June 30, 2013. That adjustment approximated 50% of the claim related to the period from February 2009 through January 2011 as the likelihood of making a payment to resolve AIFA's claims for that period was then probable and the amount could be estimated. This agreement in principle was not finalized, and AIFA and Biogen Idec Italia SRL remain in discussions about a resolution relating to the claims at issue in that agreement in principle. In October 2014, we proposed a revised settlement for the period from February 2009 through January 2013 of EUR35.6 million to be paid in one payment. We continue to believe that a settlement with AIFA relating to these claims is probable and have retained the EUR15.4 million liability recorded as of June 30, 2013.
In June 2014, AIFA approved a resolution, effective for a 24 month term, setting the price for TYSABRI in Italy. The resolution also eliminated the reimbursement limit from February 2013 going forward. As a result, we recognized $53.5 million of TYSABRI revenues related to the periods beginning February 2013 that were previously deferred. An aggregate amount of $77.6 million remains deferred as of December 31, 2014 related to the periods from mid-February 2011 through January 2013.
5.    Reserves for Discounts and Allowances
As a result of our acquisition of all remaining rights to TYSABRI from Elan, we began recognizing reserves for discounts and allowances for U.S. TYSABRI revenue in the second quarter of 2013. Prior periods included reserves for discounts and allowances for rest of world TYSABRI revenue and worldwide AVONEX revenue. In addition, following our commercial launches of recent products, we began recognizing reserves for discounts and allowances related to these products' revenue. Gross product revenues for 2012 include sales of TYSABRI to Elan under our collaboration agreement, which did not have any corresponding reserves for discounts and allowances.
An analysis of the change in reserves is summarized as follows:

(In millions)	Discounts	Contractual Adjustments	Returns	Total
2014
Beginning balance	$47.0	$335.6	$33.7	$416.3
Current provisions relating to sales in current year	347.3	1,258.8	39.1	1,645.2
Adjustments relating to prior years	(1.0)	(27.2)	13.5	(14.7)
Payments/returns relating to sales in current year	(299.7)	(933.4)	(4.1)	(1,237.2)
Payments/returns relating to sales in prior years	(46.0)	(261.9)	(33.1)	(341.0)
Ending balance	$47.6	$371.9	$49.1	$468.6

(In millions)	Discounts	Contractual Adjustments	Returns	Total
2013
Beginning balance	$14.3	$196.0	$26.8	$237.1
Current provisions relating to sales in current year	236.3	851.4	22.9	1,110.6
Adjustments relating to prior years	(0.7)	(16.4)	1.1	(16.0)
Payments/returns relating to sales in current year	(189.7)	(560.4)	—	(750.1)
Payments/returns relating to sales in prior years	(13.2)	(135.0)	(17.1)	(165.3)
Ending balance	$47.0	$335.6	$33.7	$416.3

BIOGEN IDEC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In millions)	Discounts	Contractual Adjustments	Returns	Total
2012
Beginning balance	$11.9	$120.0	$23.7	$155.6
Current provisions relating to sales in current year	96.5	534.2	22.0	652.7
Adjustments relating to prior years	(0.3)	(4.7)	(0.1)	(5.1)
Payments/returns relating to sales in current year	(83.6)	(363.2)	(4.3)	(451.1)
Payments/returns relating to sales in prior years	(10.2)	(90.3)	(14.5)	(115.0)
Ending balance	$14.3	$196.0	$26.8	$237.1
The total reserves above, included in our consolidated balance sheets, are summarized as follows:

	As of December 31,
(In millions)	2014	2013
Reduction of accounts receivable	$124.6	$151.4
Component of accrued expenses and other	344.0	264.9
Total reserves	$468.6	$416.3

6.	Inventory
The components of inventory are summarized as follows:

	As of December 31,
(In millions)	2014	2013
Raw materials	$128.3	$115.0
Work in process	511.5	435.4
Finished goods	164.2	108.6
Total inventory	$804.0	$659.0
As of December 31, 2014 our inventory includes $6.3 million associated with our ZINBRYTA (daclizumab high yield process) program, which has been capitalized in advance of regulatory approval. As of December 31, 2013, our inventory included $93.7 million associated with our ELOCTATE, ALPROLIX and PLEGRIDY programs, which were capitalized in advance of regulatory approval. ELOCTATE, ALPROLIX and PLEGRIDY were approved during 2014. For information on our pre-approval inventory policy, please read Note 1, Summary of Significant Accounting Policies to these consolidated financial statements
Amounts written down related to excess, obsolete, unmarketable or other inventory are charged to cost of sales, and totaled $50.6 million, $47.3 million, and $24.8 million for the years ended December 31, 2014, 2013, and 2012, respectively.

BIOGEN IDEC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Intangible Assets and Goodwill
Intangible Assets
Intangible assets, net of accumulated amortization, impairment charges and adjustments, are summarized as follows:

		As of December 31, 2014			As of December 31, 2013
(In millions)	Estimated Life	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Out-licensed patents	13-23 years	$543.3	$(481.7)	$61.6	$578.0	$(450.8)	$127.2
Developed technology	15-23 years	3,005.3	(2,396.8)	608.5	3,005.3	(2,165.4)	839.9
In-process research and development	Indefinite until commercialization	314.1	—	314.1	327.4	—	327.4
Trademarks and tradenames	Indefinite	64.0	—	64.0	64.0	—	64.0
Acquired and in-licensed rights and patents	6-17 years	3,280.4	(300.1)	2,980.3	3,240.0	(123.8)	3,116.2
Total intangible assets		$7,207.1	$(3,178.6)	$4,028.5	$7,214.7	$(2,740.0)	$4,474.7
Amortization of acquired intangible assets totaled $489.8 million, $342.9 million, and $202.2 million for the years ended December 31, 2014, 2013 and 2012, respectively. The change in amortization of acquired intangible assets for the year ended December 31, 2014 was primarily driven by a $60.2 million increase in amortization of acquired and in-licensed rights and patents as we recognized a full year of expense related to our TYSABRI rights in 2014 versus nine months of expense in 2013, total impairment charges of $50.9 million related to one of our out-licensed patents and one of our IPR&D intangible assets, and lower expected lifetime revenues of AVONEX as discussed further below.
Out-licensed Patents
Out-licensed patents to third-parties primarily relate to patents acquired in connection with the merger of Biogen, Inc. and IDEC Pharmaceuticals Corporation in 2003. During 2014, we recorded a charge of $34.7 million related to the impairment of one of our out-licensed patents to reflect a change in its estimated fair value, due to a change in the underlying competitive market for that product, which occurred during the first quarter of 2014. The charge is included in amortization of acquired intangible assets. The fair value of the intangible asset was based on a discounted cash flow calculated using Level 3 fair value measurements and inputs including estimated revenues.
Developed Technology
Developed technology primarily relates to our AVONEX product, which was recorded in connection with the merger of Biogen, Inc. and IDEC Pharmaceuticals Corporation in 2003. The net book value of this asset as of December 31, 2014, was $599.3 million. We amortize this intangible asset using the economic consumption method based on actual and expected revenues generated from the sales of our AVONEX product.
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

BIOGEN IDEC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the third quarter of 2014, we updated the probabilities of success related to the early stage programs acquired through our recent acquisitions. The change in probability of success, combined with a delay in one of the projects, resulted in an impairment loss of $16.2 million in one of our IPR&D assets during 2014. In addition, we have adjusted the value of our contingent consideration liabilities to reflect these lower probabilities of success in connection with these earlier stage programs resulting in a net gain of $49.4 million in the third quarter of 2014. The impairment charge was included in amortization of acquired intangible assets and the gains were recorded in (gain) loss on fair value remeasurement of contingent consideration. The fair values of the intangible assets and contingent consideration liabilities were based on a probability-adjusted discounted cash flow calculation using Level 3 fair value measurements and inputs including estimated revenues and probabilities of success.
Acquired and In-licensed Rights and Patents
Acquired and in-licensed rights and patents primarily relate to our acquisition of all remaining rights to TYSABRI from Elan. The net intangible asset capitalized related to this acquisition was $3,178.3 million. In the second quarter of 2013, we began amortizing this intangible asset over the estimated useful life using an economic consumption method based on actual and expected revenues generated from the sales of our TYSABRI product. The net book value of this asset as of December 31, 2014 was $2,921.0 million. For a more detailed description of this transaction, please read Note 2, Acquisitions to these consolidated financial statements.
The increase in acquired and in-licensed rights and patents during 2014, was primarily related to the $20.0 million contingent payment due to the former owners of Syntonix, which became payable upon the approval of ALPROLIX in the U.S. by the U.S. Food and Drug Administration (FDA) in the first quarter of 2014. We have recorded an additional $7.8 million of acquired in-licensed rights and patents related to this consideration, along with a corresponding deferred tax liability of the same amount.
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
Our most recent long range planning cycle was updated in the third quarter of 2014. Our analysis included an increase in the expected future product revenues of TYSABRI, resulting in a decrease in amortization expense as compared to prior quarters. Our analysis also included a decrease in the expected future product revenues of AVONEX, resulting in an increase in amortization expense as compared to prior quarters. The results of our TYSABRI and AVONEX analyses were impacted by changes in the estimated impact of TECFIDERA, as well as other existing and potential oral and alternative MS formulations, including PLEGRIDY, that may compete with TYSABRI and AVONEX. Based upon this recent analysis, the estimated future amortization for acquired intangible assets is expected to be as follows:

(In millions)	As of December 31, 2014
2015	$344.3
2016	313.2
2017	286.3
2018	283.7
2019	273.6
Total	$1,501.1

BIOGEN IDEC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill
The following table provides a roll forward of the changes in our goodwill balance:

	As of December 31,
(In millions)	2014	2013
Goodwill, beginning of year	$1,232.9	$1,201.3
Increase to goodwill	527.3	35.7
Other	—	(4.1)
Goodwill, end of year	$1,760.2	$1,232.9
The increase in goodwill during 2014 was related to $600.0 million in contingent payments (exclusive of $72.7 million in tax benefits) made to the former shareholders of Fumapharm AG or holders of their rights. For additional information related to future contingent payments to the former shareholders of Fumapharm AG, please read Note 22, Commitments and Contingencies to these consolidated financial statements.
As of December 31, 2014, we had no accumulated impairment losses related to goodwill.

8.	Fair Value Measurements
The tables below present information about our assets and liabilities that are regularly measured and carried at fair value and indicate the level within the fair value hierarchy of the valuation techniques we utilized to determine such fair value:

(In millions)	As of December 31, 2014	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$716.3	$—	$716.3	$—
Marketable debt securities:
Corporate debt securities	1,063.0	—	1,063.0	—
Government securities	849.8	—	849.8	—
Mortgage and other asset backed securities	198.3	—	198.3	—
Marketable equity securities	6.9	6.9	—	—
Venture capital investments	14.5	—	—	14.5
Derivative contracts	72.7	—	72.7	—
Plan assets for deferred compensation	36.9	—	36.9	—
Total	$2,958.4	$6.9	$2,937.0	$14.5
Liabilities:
Derivative contracts	$5.4	$—	$5.4	$—
Contingent consideration obligations	215.5	—	—	215.5
Total	$220.9	$—	$5.4	$215.5

BIOGEN IDEC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In millions)	As of December 31, 2013	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$424.7	$—	$424.7	$—
Marketable debt securities:
Corporate debt securities	439.8	—	439.8	—
Government securities	674.7	—	674.7	—
Mortgage and other asset backed securities	131.4	—	131.4	—
Marketable equity securities	11.2	11.2	—	—
Venture capital investments	21.9	—	—	21.9
Derivative contracts	3.8	—	3.8	—
Plan assets for deferred compensation	22.7	—	22.7	—
Total	$1,730.2	$11.2	$1,697.1	$21.9
Liabilities:
Derivative contracts	$23.5	$—	$23.5	$—
Contingent consideration obligations	280.9	—	—	280.9
Total	$304.4	$—	$23.5	$280.9
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
Marketable Equity Securities and Venture Capital Investments
Our marketable equity securities represent investments in publicly traded equity securities. Our venture capital investments, which are all Level 3 measurements, include investments in certain venture capital funds, accounted for at fair value, that primarily invest in small privately-owned, venture-backed biotechnology companies. These venture capital investments represented approximately 0.1% and 0.2% of total assets of December 31, 2014 and 2013, respectively.
The following table provides a roll forward of the fair value of our venture capital investments, which includes Level 3 measurements:

	As of December 31,
(In millions)	2014	2013
Fair value, beginning of year	$21.9	$20.3
Unrealized gains included in earnings	5.4	10.5
Unrealized losses included in earnings	(7.3)	(6.3)
Purchases	—	0.7
Settlements	(5.5)	(3.3)
Fair value, end of year	$14.5	$21.9

BIOGEN IDEC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Debt Instruments
The fair values of our debt instruments, which are Level 2 liabilities, are summarized as follows:

	As of December 31,
(In millions)	2014	2013
Notes payable to Fumedica	$12.6	$17.5
6.875% Senior Notes due March 1, 2018	634.6	647.9
Total	$647.2	$665.4
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
Contingent Consideration Obligations
The following table provides a roll forward of the fair values of our contingent consideration obligations which includes Level 3 measurements:

	As of December 31,
(In millions)	2014	2013
Fair value, beginning of year	$280.9	$293.9
Additions	—	—
Changes in fair value	(38.9)	(0.5)
Payments	(26.5)	(12.5)
Fair value, end of year	$215.5	$280.9
 As of December 31, 2014 and 2013, approximately $200.0 million and $251.9 million, respectively, of the fair value of our total contingent consideration obligations were reflected as components of other long-term liabilities within our consolidated balance sheets with the remaining balances reflected as a component of accrued expenses and other. For additional information related to the changes in fair value, please read Note 7, Intangible Assets and Goodwill to these consolidated financial statements.
In connection with our acquisition of Stromedix in March 2012, we recorded a contingent consideration obligation of $122.2 million. As of December 31, 2014 and 2013, the fair value of this contingent consideration obligation was $130.5 million and $140.7 million, respectively. Our most recent valuation was determined based upon probability weighted net cash outflow projections of $419.0 million, discounted using a rate of 3.0%, which is a measure of the credit risk associated with settling the liability. For 2014 compared to 2013, the net decrease in the fair value of this obligation was primarily due changes in the probability and expected timing related to the achievement of certain remaining developmental milestones and in the discount rate.
Upon completion of our purchase of the noncontrolling interest in our joint venture investments in Biogen Dompé SRL and Biogen Dompé Switzerland GmbH in September 2011, we recorded a contingent consideration obligation of $38.8 million. As of December 31, 2014 and 2013, the fair value of this contingent consideration obligation was $15.5 million and $31.6 million, respectively. Our most recent valuation was determined based upon probability weighted net cash outflow projections of $22.0 million, discounted using a rate of 2.0%, which is a measure of the credit risk associated with settling the liability. For 2014 compared to 2013, the net decrease in the fair value of this obligation was primarily due to payments of $16.5 million sales-based and regulatory approval milestones.
In connection with our acquisition of Biogen Idec International Neuroscience GmbH (BIN), formerly Panima Pharmaceuticals AG (Panima), in December 2010, we recorded a contingent consideration obligation of $81.2 million. As of December 31, 2014 and 2013, the fair value of this contingent consideration obligation was $69.5 million and $108.6 million, respectively. Our most recent valuation was determined based upon probability weighted net cash outflow projections of $362.5 million, discounted using a rate of 3.6%, which is a measure of the credit risk associated with settling the liability. For 2014 compared to 2013, the net decrease in the fair value of this obligation was primarily due to $10.0 million of payments of development milestones, changes in the probability and expected timing related to the achievement of certain remaining developmental milestones and in the discount rate.

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
There were no changes in valuation techniques or transfers between fair value measurement levels during the years ended December 31, 2014 and 2013. During the third quarter 2014, we updated the probabilities of success related to the early stage programs acquired through our recent acquisitions. We have adjusted the value of our contingent consideration liabilities to reflect these changes. For additional information, please read Note 7, Intangible Assets and Goodwill to these consolidated financial statements. For additional information related to the valuation techniques and inputs utilized in valuation of our financial assets and liabilities, please read Note 1, Summary of Significant Accounting Policies to these consolidated financial statements.
9.    Financial Instruments
Marketable Securities
The following tables summarize our marketable debt and equity securities:

As of December 31, 2014 (In millions)	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost
Available-for-sale:
Corporate debt securities
Current	$370.4	$—	$(0.2)	$370.6
Non-current	692.6	0.2	(1.5)	693.9
Government securities
Current	269.9	—	(0.1)	270.0
Non-current	579.9	0.3	(0.4)	580.0
Mortgage and other asset backed securities
Current	0.2	—	—	0.2
Non-current	198.1	0.2	(0.2)	198.1
Total marketable debt securities	$2,111.1	$0.7	$(2.4)	$2,112.8
Marketable equity securities, non-current	$6.9	$1.2	$(0.2)	$5.9

As of December 31, 2013 (In millions)	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost
Available-for-sale:
Corporate debt securities
Current	$100.7	$—	$—	$100.7
Non-current	339.1	0.4	(0.1)	338.8
Government securities
Current	519.5	—	—	519.5
Non-current	155.2	—	(0.1)	155.3
Mortgage and other asset backed securities
Current	—	—	—	—
Non-current	131.4	—	(0.1)	131.5
Total marketable debt securities	$1,245.9	$0.4	$(0.3)	$1,245.8
Marketable equity securities, non-current	$11.2	$8.7	$—	$2.5

BIOGEN IDEC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes our financial assets with maturities of less than 90 days from the date of purchase included within cash and cash equivalents on the accompanying consolidated balance sheet:

	As of December 31,
(In millions)	2014	2013
Commercial paper	$54.2	$1.2
Overnight reverse repurchase agreements	305.0	22.4
Money market funds	321.2	396.0
Short-term debt securities	35.9	5.1
Total	$716.3	$424.7
The carrying values of our commercial paper, including accrued interest, overnight reverse repurchase agreements, money market funds and our short-term debt securities approximate fair value due to their short term maturities.
Summary of Contractual Maturities: Available-for-Sale Securities
The estimated fair value and amortized cost of our marketable debt securities available-for-sale by contractual maturity are summarized as follows:

	As of December 31, 2014		As of December 31, 2013
(In millions)	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost
Due in one year or less	$640.5	$640.8	$620.2	$620.2
Due after one year through five years	1,343.7	1,345.2	573.1	572.9
Due after five years	126.9	126.8	52.6	52.7
Total available-for-sale securities	$2,111.1	$2,112.8	$1,245.9	$1,245.8
The average maturity of our marketable debt securities available-for-sale as of December 31, 2014 and 2013, was 15 months and 13 months, respectively.
Proceeds from Marketable Debt Securities
The proceeds from maturities and sales of marketable debt securities and resulting realized gains and losses are summarized as follows:

	For the Years Ended December 31,
(In millions)	2014	2013	2012
Proceeds from maturities and sales	$2,718.9	$5,190.1	$2,749.6
Realized gains	$0.7	$6.6	$2.1
Realized losses	$0.5	$2.1	$3.5
Realized losses for the year ended December 31, 2014, primarily relate to sales of agency mortgage-backed securities and government securities. Realized losses for the year ended December 31, 2013, primarily relate to sales of agency mortgage-backed securities and corporate securities. Realized losses for the year ended December 31, 2012, primarily relate to sales of agency mortgage-backed securities.
Strategic Investments
As of December 31, 2014 and 2013, our strategic investment portfolio was comprised of investments totaling $47.8 million and $56.9 million, respectively, which are included in investments and other assets in our accompanying consolidated balance sheets.
Our strategic investment portfolio includes investments in marketable equity securities of certain biotechnology companies and our investments in venture capital funds accounted for at fair value which totaled $21.4 million and $33.1 million as of December 31, 2014 and 2013, respectively. Our strategic investment portfolio also includes other equity investments in privately-held companies and additional investments in venture capital funds accounted for under the cost method. The carrying value of these investments totaled $26.4 million and $23.8 million, as of December 31, 2014 and 2013, respectively.

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
Foreign currency forward contracts in effect as of December 31, 2014 and 2013, had durations of 1 to 15 months and 1 to 18 months, respectively. These contracts have been designated as cash flow hedges and accordingly, to the extent effective, any unrealized gains or losses on these foreign currency forward contracts are reported in accumulated other comprehensive income (loss) (referred to as AOCI in the tables below). Realized gains and losses for the effective portion of such contracts are recognized in revenue when the sale of product in the currency being hedged is recognized. To the extent ineffective, hedge transaction gains and losses are reported in other income (expense), net.
The notional value of foreign currency forward contracts that were entered into to hedge forecasted revenues is summarized as follows:

	Notional Amount As of December 31,
Foreign Currency: (In millions)	2014	2013
Euro	$1,174.6	$636.3
Canadian dollar	56.7	34.0
British pound sterling	34.5	72.3
Australian dollar	19.9	—
Japanese yen	16.6	—
Total foreign currency forward contracts	$1,302.3	$742.6
The portion of the fair value of these foreign currency forward contracts that was included in accumulated other comprehensive income (loss) within total equity reflected gains of $72.1 million and losses of $23.6 million and $11.8 million for the years ended December 31, 2014, 2013 and 2012, respectively. We expect all contracts to be settled over the next 15 months and any amounts in accumulated other comprehensive income (loss) to be reported as an adjustment to revenue. We consider the impact of our and our counterparties’ credit risk on the fair value of the contracts as well as the ability of each party to execute its contractual obligations. As of December 31, 2014 and 2013, credit risk did not change the fair value of our foreign currency forward contracts.
The following table summarizes the effect of derivatives designated as hedging instruments on our consolidated statements of income:

For the Years Ended December 31,
Net Gains/(Losses) Reclassified from AOCI into Net Income (Effective Portion)				Net Gains/(Losses) Recognized into Net Income (Ineffective Portion)
Location	2014	2013	2012	Location	2014	2013	2012
Revenue	$6.8	$(13.2)	$35.1	Other income (expense)	$(1.5)	$(0.2)	$4.8
Foreign Currency Forward Contracts - Other Derivatives
We also enter into other foreign currency forward contracts, usually with one month durations, to mitigate the foreign currency risk related to certain balance sheet positions. We have not elected hedge accounting for these transactions.
The aggregate notional amount of these outstanding foreign currency contracts was $365.2 million and $273.3 million as of December 31, 2014 and 2013, respectively. Net losses of $15.5 million and net gains of $5.2 million and $4.2 million related to these contracts were recognized as a component of other income (expense), net, for years ended December 31, 2014, 2013 and 2012, respectively.

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
The following table summarizes the fair value and presentation in our consolidated balance sheets for our outstanding derivatives including those designated as hedging instruments:

(In millions)	Balance Sheet Location	Fair Value As of December 31, 2014
Hedging Instruments:
Asset derivatives	Other current assets	$69.5
	Investments and other assets	$1.9
Liability derivatives	Accrued expenses and other	$—
	Other long-term liabilities	$—
Other Derivatives:
Asset derivatives	Other current assets	$1.3
Liability derivatives	Accrued expenses and other	$5.4

(In millions)	Balance Sheet Location	Fair Value As of December 31, 2013
Hedging Instruments:
Asset derivatives	Other current assets	$0.6
Liability derivatives	Accrued expenses and other	$23.4
Other Derivatives:
Asset derivatives	Other current assets	$3.2
Liability derivatives	Accrued expenses and other	$0.1

11.	Property, Plant and Equipment
Property, plant and equipment are recorded at historical cost, net of accumulated depreciation. Components of property, plant and equipment, net are summarized as follows:

	As of December 31,
(In millions)	2014	2013
Land	$56.9	$59.7
Buildings	947.7	961.5
Leasehold improvements	155.5	139.6
Machinery and equipment	1,011.3	944.5
Computer software and hardware	547.8	559.2
Furniture and fixtures	64.3	60.3
Construction in progress	168.6	144.2
Total cost	2,952.1	2,869.0
Less: accumulated depreciation	(1,186.4)	(1,118.3)
Total property, plant and equipment, net	$1,765.7	$1,750.7
Depreciation expense totaled $198.4 million, $187.8 million and $164.3 million for 2014, 2013 and 2012, respectively.
For 2014, 2013 and 2012, we capitalized interest costs related to construction in progress totaling approximately $6.4 million, $7.8 million and $25.4 million, respectively.

BIOGEN IDEC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Weston Exit Costs
As a result of our decision to relocate our corporate headquarters to Cambridge, Massachusetts, we vacated part of our Weston, Massachusetts facility in the fourth quarter of 2013. We incurred a charge of $27.2 million in connection with this move. This charge represented our remaining lease obligation for the vacated portion of our Weston, Massachusetts facility, net of sublease income expected to be received. The term of our sublease to the vacated portion of our Weston, Massachusetts facility started in January 2014 and will continue through the remaining term of our lease agreement.

12.	Indebtedness
Our indebtedness is summarized as follows:

	As of December 31,
(In millions)	2014	2013
Current portion:
Note payable to Fumedica	$3.1	$3.5
Current portion of notes payable	$3.1	$3.5
Non-current portion:
6.875% Senior notes due March 1, 2018	573.5	580.1
Note payable to Fumedica	8.6	12.3
Non-current portion of notes payable	$582.1	$592.4
The following is a summary description of our principal indebtedness as of December 31, 2014:
Senior Notes
On March 4, 2008, we issued $550.0 million aggregate principal amount of 6.875% Senior Notes due March 1, 2018 that were originally priced at 99.184% of par. The discount is amortized as additional interest expense over the period from issuance through maturity. These notes are senior unsecured obligations. Interest on the notes is payable March 1 and September 1 of each year. The notes may be redeemed at our option at any time at 100% of the principal amount plus accrued interest and a specified make-whole amount. The notes contain a change of control provision that may require us to purchase the notes under certain circumstances. There is also an interest rate adjustment feature that requires us to pay interest at an increased rate on the notes if the credit rating on the notes declines below investment grade.
Upon the issuance of the 6.875% Senior Notes due in 2018, we entered into interest rate swap contracts where we received a fixed rate and paid a variable rate. These contracts were terminated in December 2008. Upon termination of these swaps, the carrying amount of the 6.875% Senior Notes due in 2018 was increased by $62.8 million and is being amortized using the effective interest rate method over the remaining life of the Senior Notes and is being recognized as a reduction of interest expense. As of December 31, 2014, $25.3 million remains to be amortized.
Notes Payable to Fumedica
In connection with our 2006 distribution agreement with Fumedica, we issued notes totaling 61.4 million Swiss Francs which were payable to Fumedica in varying amounts from June 2008 through June 2018. Our remaining note payable to Fumedica had a carrying value of 11.6 million Swiss Francs ($11.7 million) and 14.0 million Swiss Francs ($15.8 million) as of December 31, 2014 and 2013, respectively.
Credit Facility
In March 2013, we entered into a $750.0 million senior unsecured revolving credit facility, under which we were permitted to draw funds for working capital and general corporate purposes. The terms of the revolving credit facility included a financial covenant that required us to not exceed a maximum debt to EBITDA ratio. In March 2014, the revolving credit facility expired and was not renewed.

BIOGEN IDEC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

 Debt Maturity
The total gross payments due under our debt arrangements are as follows:

(In millions)	As of December 31, 2014
2015	$3.1
2016	3.2
2017	3.2
2018	553.2
2019	—
2020 and thereafter	—
Total	$562.7
The fair value of our debt is disclosed in Note 8, Fair Value Measurements to these consolidated financial statements.

13.	Equity
Preferred Stock
We have 8,000,000 shares of Preferred Stock authorized, of which 1,750,000 shares are authorized as Series A, 1,000,000 shares are authorized as Series X junior participating and 5,250,000 are undesignated. Shares may be issued without a vote or action of stockholders from time to time in classes or series with the designations, powers, preferences, and the relative, participating, optional or other special rights of the shares of each such class or series and any qualifications, limitations or restrictions thereon as set forth in the instruments governing such shares. Any such Preferred Stock may rank prior to common stock as to dividend rights, liquidation preference or both, and may have full or limited voting rights and may be convertible into shares of common stock. We did not have any shares of Preferred Stock issued and outstanding during 2014, 2013 and 2012.
Common Stock
The following table describes the number of shares authorized, issued and outstanding of our common stock as of December 31, 2014 and 2013:

	As of December 31, 2014			As of December 31, 2013
(In thousands)	Authorized	Issued	Outstanding	Authorized	Issued	Outstanding
Common stock	1,000,000	257,126	234,563	1,000,000	255,973	236,332
Share Repurchases
In February 2011, our Board of Directors authorized the repurchase of up to 20.0 million shares of common stock. This authorization does not have an expiration date. In 2014, approximately 2.9 million shares were repurchased at a cost of $886.8 million. As of December 31, 2014, approximately 1.3 million shares of our common stock remained available for repurchase under the 2011 authorization.
We repurchased approximately 2.0 million shares at a cost of approximately $400.3 million under the 2011 authorization in 2013.

BIOGEN IDEC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Accumulated Other Comprehensive Income (Loss)
The following table summarizes the changes in accumulated other comprehensive income (loss), net of tax by component:

(In millions)	Unrealized Gains (Losses) on Securities Available for Sale	Unrealized Gains (Losses) on Foreign Currency Forward Contracts	Unfunded Status of Postretirement Benefit Plans	Translation Adjustments	Total
Balance, December 31, 2013	$5.6	$(23.7)	$(19.6)	$10.0	$(27.7)
Other comprehensive income (loss) before reclassifications	0.4	101.7	(12.0)	(109.2)	(19.1)
Amounts reclassified from accumulated other comprehensive income (loss)	(6.4)	(6.3)	—	—	(12.7)
Net current period other comprehensive income (loss)	(6.0)	95.4	(12.0)	(109.2)	(31.7)
Balance, December 31, 2014	$(0.4)	$71.7	$(31.6)	$(99.2)	$(59.5)

(In millions)	Unrealized Gains (Losses) on Securities Available for Sale	Unrealized Gains (Losses) on Foreign Currency Forward Contracts	Unfunded Status of Postretirement Benefit Plans	Translation Adjustments	Total
Balance, December 31, 2012	$4.2	$(10.7)	$(21.7)	$(27.1)	$(55.3)
Other comprehensive income (loss) before reclassifications	11.8	(26.7)	2.1	37.1	24.3
Amounts reclassified from accumulated other comprehensive income (loss)	(10.4)	13.7	—	—	3.3
Net current period other comprehensive income (loss)	1.4	(13.0)	2.1	37.1	27.6
Balance, December 31, 2013	$5.6	$(23.7)	$(19.6)	$10.0	$(27.7)

(In millions)	Unrealized Gains (Losses) on Securities Available for Sale	Unrealized Gains (Losses) on Foreign Currency Forward Contracts	Unfunded Status of Postretirement Benefit Plans	Translation Adjustments	Total
Balance, December 31, 2011	$—	$32.8	$(9.0)	$(50.3)	$(26.5)
Other comprehensive income (loss) before reclassifications	5.1	(11.8)	(12.7)	23.2	3.8
Amounts reclassified from accumulated other comprehensive income (loss)	(0.9)	(31.7)	—	—	(32.6)
Net current period other comprehensive income (loss)	4.2	(43.5)	(12.7)	23.2	(28.7)
Balance, December 31, 2012	$4.2	$(10.7)	$(21.7)	$(27.1)	$(55.3)

BIOGEN IDEC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the amounts reclassified from accumulated other comprehensive income:

(In millions)	Income Statement Location	Amounts Reclassified from Accumulated Other Comprehensive Income
		For the Years Ended December 31,
		2014	2013	2012
Gains (losses) on securities available for sale	Other income (expense)	$9.9	$15.9	$1.4
	Income tax benefit (expense)	(3.5)	(5.5)	(0.5)

Gains (losses) on foreign currency forward contracts	Revenues	6.8	(13.2)	35.1
	Income tax benefit (expense)	(0.5)	(0.5)	(3.4)

Total reclassifications, net of tax		$12.7	$(3.3)	$32.6

15.	Earnings per Share
Basic and diluted earnings per share are calculated as follows:

	For the Years Ended December 31,
(In millions)	2014	2013	2012
Numerator:
Net income attributable to Biogen Idec Inc.	$2,934.8	$1,862.3	$1,380.0
Denominator:
Weighted average number of common shares outstanding	236.4	236.9	237.9
Effect of dilutive securities:
Stock options and employee stock purchase plan	0.1	0.3	0.5
Time-vested restricted stock units	0.5	0.8	1.0
Market stock units	0.2	0.3	0.3
Dilutive potential common shares	0.8	1.4	1.8
Shares used in calculating diluted earnings per share	237.2	238.3	239.7
Amounts excluded from the calculation of net income per diluted share because their effects were anti-dilutive were insignificant.
Earnings per share for the years ended December 31, 2014, 2013 and 2012, reflects, on a weighted average basis, the repurchase of 1.0 million shares, 0.9 million shares and 5.8 million shares, respectively, of our common stock under our share repurchase authorizations.

BIOGEN IDEC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	Share-based Payments
Share-based Compensation Expense
The following table summarizes share-based compensation expense included within our consolidated statements of income:

	For the Years Ended December 31,
(In millions)	2014	2013	2012
Research and development	$102.1	$95.6	$74.7
Selling, general and administrative	150.3	160.3	109.6
Subtotal	252.4	255.9	184.3
Capitalized share-based compensation costs	(10.0)	(9.8)	(5.4)
Share-based compensation expense included in total cost and expenses	242.4	246.1	178.9
Income tax effect	(72.2)	(73.3)	(53.4)
Share-based compensation expense included in net income attributable to Biogen Idec Inc.	$170.2	$172.8	$125.5
The following table summarizes share-based compensation expense associated with each of our share-based compensation programs:

	For the Years Ended December 31,
(In millions)	2014	2013	2012
Stock options	$—	$0.6	$2.3
Market stock units	37.4	32.8	23.3
Time-vested restricted stock units	115.4	103.5	93.0
Performance-vested restricted stock units settled in shares	—	—	0.1
Cash settled performance units	65.5	109.8	60.4
Performance units	21.9	—	—
Employee stock purchase plan	12.2	9.2	5.2
Subtotal	252.4	255.9	184.3
Capitalized share-based compensation costs	(10.0)	(9.8)	(5.4)
Share-based compensation expense included in total cost and expenses	$242.4	$246.1	$178.9
Windfall tax benefits from vesting of stock awards, exercises of stock options and ESPP participation were $96.4 million, $73.5 million and $54.7 million in 2014, 2013 and 2012, respectively. These amounts have been calculated under the alternative transition method.
As of December 31, 2014, unrecognized compensation cost related to unvested share-based compensation was approximately $198.5 million, net of estimated forfeitures. We expect to recognize the cost of these unvested awards over a weighted-average period of 1.9 years.
Share-Based Compensation Plans
We have three share-based compensation plans pursuant to which awards are currently being made: (i) the Biogen Idec Inc. 2006 Non-Employee Directors Equity Plan (2006 Directors Plan); (ii) the Biogen Idec Inc. 2008 Amended and Restated Omnibus Equity Plan (2008 Omnibus Plan); and (iii) the Biogen Idec Inc. 1995 Employee Stock Purchase Plan (ESPP).
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

BIOGEN IDEC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Omnibus Plans
In June 2008, our stockholders approved the 2008 Omnibus Plan for share-based awards to our employees. Awards granted from the 2008 Omnibus Plan may include stock options, shares of restricted stock, restricted stock units, performance shares, shares of phantom stock, stock appreciation rights and other awards in such amounts and with such terms and conditions as may be determined by a committee of our Board of Directors, subject to the provisions of the plan. Shares of common stock available for issuance under the 2008 Omnibus Plan consist of 15.0 million shares reserved for this purpose, plus shares of common stock that remained available for issuance under our 2005 Omnibus Equity Plan on the date that our stockholders approved the 2008 Omnibus Plan, plus shares that were subject to awards under the 2005 Omnibus Equity Plan which remain unissued upon the cancellation, surrender, exchange or termination of such awards. The 2008 Omnibus Equity Plan provides that awards other than stock options and stock appreciation rights will be counted against the total number of shares available under the plan in a 1.5-to-1 ratio.
We have not made any awards pursuant to the 2005 Omnibus Equity Plan since our stockholders approved the 2008 Omnibus Plan, and do not intend to make any awards pursuant to the 2005 Omnibus Equity Plan in the future, except that unused shares under the 2005 Omnibus Equity Plan have been carried over for use under the 2008 Omnibus Plan.
Stock Options
We currently do not grant stock options to our employees or directors. Outstanding stock options previously granted to our employees and directors generally have a ten-year term and vest over a period of between one and four years, provided the individual continues to serve at Biogen Idec through the vesting dates. Options granted under all plans are exercisable at a price per share not less than the fair market value of the underlying common stock on the date of grant. The estimated fair value of options, including the effect of estimated forfeitures, is recognized over the options’ vesting periods. The fair value of the stock options granted in 2010 was estimated as of the date of grant using a Black-Scholes option valuation model. There were no grants of stock options made in 2014, 2013 and 2012.
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
The following table summarizes our stock option activity:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2013	384,000	$55.49
Granted	—	$—
Exercised	(163,000)	$53.46
Cancelled	—	$—
Outstanding at December 31, 2014	221,000	$56.98
The total intrinsic values of options exercised in 2014, 2013 and 2012 totaled $42.7 million, $86.2 million, and $63.0 million, respectively. The aggregate intrinsic values of options outstanding as of December 31, 2014 totaled $62.6 million. The weighted average remaining contractual term for options outstanding as of December 31, 2014 was 3.0 years. As of December 31, 2014, all of the options outstanding were exercisable.

BIOGEN IDEC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the amount of tax benefit realized for stock options and cash received from the exercise of stock options:

	For the Years Ended December 31,
(In millions)	2014	2013	2012
Tax benefit realized for stock options	$13.0	$29.4	$20.9
Cash received from the exercise of stock options	$8.5	$28.1	$38.8
Market Stock Units (MSUs)
MSUs awarded to employees prior to 2014 vested in four equal annual increments beginning on the first anniversary of the grant date. Participants may ultimately earn between 0% and 150% of the target number of units granted based on actual stock performance. MSUs awarded to employees in 2014 vest in three equal annual increments beginning on the first anniversary of the grant date, and participants may ultimately earn between 0% and 200% of the target number of units granted based on actual stock performance. The vesting of these awards is subject to the respective employee’s continued employment. The number of MSUs granted represents the target number of units that are eligible to be earned based on the attainment of certain market-based criteria involving our stock price. The number of MSUs earned is calculated at each annual anniversary from the date of grant over the respective vesting periods, resulting in multiple performance periods. Accordingly, additional MSUs may be issued or currently outstanding MSUs may be cancelled upon final determination of the number of awards earned. Compensation expense, including the effect of forfeitures, is recognized over the applicable service period.
The following table summarizes our MSU activity:

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2013	550,000	$128.04
Granted (a)	246,000	$395.22
Vested	(363,000)	$107.89
Forfeited	(30,000)	$192.85
Unvested at December 31, 2014	403,000	$219.29

(a)
MSUs granted in 2014 include approximately 22,000, 27,000, 37,000 and 33,000 MSUs issued in 2014 based upon the attainment of performance criteria set for 2013, 2012, 2011 and 2010, respectively, in relation to awards granted in those years. The remainder of MSUs granted during 2014 include awards granted in conjunction with our annual awards made in February 2014 and MSUs granted in conjunction with the hiring of employees. These grants reflect the target number of shares eligible to be earned at the time of grant.

We value grants of MSUs using a lattice model with a Monte Carlo simulation. This valuation methodology utilizes several key assumptions, including the 60 calendar day average closing stock price on grant date for MSUs awarded prior to 2014, the 30 calendar day average closing stock price on the date of grant for MSUs awarded in 2014, expected volatility of our stock price, risk-free rates of return and expected dividend yield. The assumptions used in our valuation are summarized as follows:

For the Years Ended December 31,
	2014	2013
Expected dividend yield	—%	—%
Range of expected stock price volatility	31.7% - 35.1%	21.7% - 25.7%
Range of risk-free interest rates	0.1% - 0.7%	0.1% - 0.7%
30 calendar day average stock price on grant date	$280.88 - $335.65	**
60 calendar day average stock price on grant date	**	$150.33 - $240.14
Weighted-average per share grant date fair value	$395.22	$193.45
The total fair values of MSUs vested in 2014, 2013 and 2012 totaled $117.4 million, $50.9 million, and $29.6 million, respectively.

BIOGEN IDEC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash Settled Performance Units (CSPUs)
CSPUs awarded to employees vest in three equal annual increments beginning on the first anniversary of the grant date. The vesting of these awards is subject to the respective employee’s continued employment with such awards settled in cash. The number of CSPUs granted represents the target number of units that are eligible to be earned based on the attainment of certain performance measures established at the beginning of the performance period, which ends on December 31 of each year. Participants may ultimately earn between 0% and 200% of the target number of units granted based on the degree of actual performance metric achievement. Accordingly, additional CSPUs may be issued or currently outstanding CSPUs may be cancelled upon final determination of the number of units earned. CSPUs awarded prior to 2014 are settled in cash based on the 60 calendar day average closing stock price through each vesting date once the actual vested and earned number of units is known. CSPUs awarded in 2014 will be settled in cash based on the 30 calendar day average closing stock price through each vesting date, once the actual vested and earned number of units is known. Since no shares are issued, these awards will not dilute equity. Compensation expense, including the effect of forfeitures, is recognized over the applicable service period.
The following table summarizes our CSPU activity:

Shares
Unvested at December 31, 2013	514,000
Granted (a)	177,000
Vested	(316,000)
Forfeited	(40,000)
Unvested at December 31, 2014	335,000

(a)
CSPUs granted in 2014 include approximately 106,000 CSPUs issued in 2014 based upon the attainment of performance criteria set for 2013 in relation to awards granted in 2013. The remainder of the CSPUs granted in 2014 include awards granted in conjunction with our annual awards made in February 2014 and CSPUs granted in conjunction with the hiring of employees. These grants reflect the target number of shares eligible to be earned at the time of grant.

The total cash paid in settlement of CSPUs vested in 2014, 2013 and 2012 totaled $92.8 million, $48.3 million, and $28.7 million, respectively.
Performance-vested Restricted Stock Units (PUs)
Beginning in the first quarter of 2014, we revised our long term incentive program to include a new type of award granted to certain employees in the form of restricted stock units that may be settled in cash or shares at the sole discretion of the Compensation and Management Development Committee of our Board of Directors. These awards are structured and accounted for the same way as the cash settled performance units, and vest in three equal annual increments beginning on the first anniversary of the grant date. The number of PUs granted represents the target number of units that are eligible to be earned based on the attainment of certain performance measures established at the beginning of the performance period, which ends on December 31 of each year. Participants may ultimately earn between 0% and 200% of the target number of units granted based on the degree of actual performance metric achievement. Accordingly, additional PUs may be issued or currently outstanding PUs may be cancelled upon final determination of the number of units earned. PUs settling in cash are based on the 30 calendar day average closing stock price through each vesting date once the actual vested and earned number of units is known. Compensation expense, including the effect of forfeitures, is recognized over the applicable service period.
The following table summarizes our PU activity:

Shares
Unvested at December 31, 2013	—
Granted	57,000
Vested	—
Forfeited	—
Unvested at December 31, 2014	57,000

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
The following table summarizes our RSU activity:

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2013	1,660,000	$135.95
Granted (a)	464,000	$321.72
Vested	(885,000)	$117.74
Forfeited	(102,000)	$193.24
Unvested at December 31, 2014	1,137,000	$221.01

(a)
RSUs granted in 2014 primarily represent RSUs granted in conjunction with our annual awards made in February 2014 and awards made in conjunction with the hiring of new employees. RSUs granted in 2014 also include approximately 9,000 RSUs granted to our Board of Directors.

RSUs granted in 2013 and 2012 had weighted average grant date fair values of $176.53 and $124.54, respectively.
The total fair values of RSUs vested in 2014, 2013 and 2012 totaled $281.1 million, $209.7 million, and $191.9 million, respectively.
Employee Stock Purchase Plan (ESPP)
The following table summarizes our ESPP activity:

	For the Years Ended December 31,
(In millions, except share amounts)	2014	2013	2012
Shares issued under ESPP	180,000	245,000	274,000
Cash received under ESPP	$46.4	$38.7	$28.7

BIOGEN IDEC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	Income Taxes
Income Tax Expense
Income before income tax provision and the income tax expense consist of the following:

	For the Years Ended December 31,
(In millions)	2014	2013	2012
Income before income taxes (benefit):
Domestic	$2,557.4	$1,953.0	$1,398.0
Foreign	1,389.2	527.6	457.1
Total	$3,946.6	$2,480.6	$1,855.1
Income tax expense (benefit):
Current:
Federal	$1,159.5	$700.9	$507.9
State	65.2	98.4	35.6
Foreign	73.4	46.8	44.0
Total	1,298.1	846.1	587.5
Deferred:
Federal	$(280.9)	$(200.6)	$(133.0)
State	(21.0)	(35.9)	(13.0)
Foreign	(6.3)	(8.6)	29.1
Total	(308.2)	(245.1)	(116.9)
Total income tax expense	$989.9	$601.0	$470.6
The 2012 deferred tax expense on foreign earnings includes an expense of $33.1 million related to capitalized interest at our Denmark manufacturing facility. Of this amount, $29.0 million represents the correction of an error in our accounting that had accumulated over several prior years. We do not consider this correction to be material.
Deferred Tax Assets and Liabilities
Significant components of our deferred tax assets and liabilities are summarized as follows:

	As of December 31,
(In millions)	2014	2013
Deferred tax assets:
Tax credits	$69.0	$64.1
Inventory, other reserves, and accruals	217.3	169.6
Intangibles, net	251.7	124.2
Net operating loss	20.6	14.7
Share-based compensation	86.0	85.0
Other	60.0	84.8
Valuation allowance	(11.5)	(1.5)
Total deferred tax assets	$693.1	$540.9
Deferred tax liabilities:
Purchased intangible assets	$(432.8)	$(550.8)
Unrealized gain on investments and cumulative translation adjustment	—	(3.2)
Inventory, other reserves and accruals	(1.1)	(24.9)
Depreciation, amortization and other	(105.9)	(112.6)
Total deferred tax liabilities	$(539.8)	$(691.5)
In addition to deferred tax assets and liabilities, we have recorded prepaid tax and deferred charges related to intercompany transactions. As of December 31, 2014 and 2013, the total deferred charges and prepaid taxes were $238.9 million and $248.9 million, respectively.

BIOGEN IDEC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During 2013, we recorded a deferred charge of $203.7 million in connection with an intercompany transfer of the intellectual property for ZINBRYTA. The net book value of this deferred charge as of December 31, 2014 and 2013 was $179.9 million and $193.5 million, respectively. The deferred charge will be amortized to income tax expense over the economic life of the ZINBRYTA program. If the ZINBRYTA program were to be discontinued, we will accelerate the amortization of this deferred charge and record an expense equal to its remaining net book value.
Tax Rate
A reconciliation between the U.S. federal statutory tax rate and our effective tax rate is summarized as follows:

	For the Years Ended December 31,
	2014	2013	2012
Statutory rate	35.0%	35.0%	35.0%
State taxes	1.2	3.1	0.9
Taxes on foreign earnings	(9.5)	(6.7)	(6.2)
Credits and net operating loss utilization	(1.1)	(2.6)	(3.5)
Purchased intangible assets	1.2	1.5	1.2
Manufacturing deduction	(1.8)	(6.6)	(2.1)
Other permanent items	0.5	0.8	(0.4)
Contingent consideration	(0.4)	—	0.5
Other	—	(0.3)	—
Effective tax rate	25.1%	24.2%	25.4%
Our effective tax rate for 2014 compared to 2013 increased primarily as a result of the absence of a benefit related to the 2013 change in our uncertain tax position related to our U.S. federal manufacturing deduction and our unconsolidated joint business described below under "Accounting for Uncertainty in Income Taxes", lower current year expenses eligible for the orphan drug credit and a lower relative manufacturing deduction due to unqualified products, partially offset by a higher percentage of our 2014 income being earned outside the U.S.
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
As of December 31, 2014, we had net operating losses and general business credit carry forwards for federal income tax purposes of approximately $28.5 million and $6.6 million, respectively, which begin to expire in 2020. Additionally, for state income tax purposes, we had net operating loss carry forwards of approximately $108.1 million, which begin to expire in 2015. For state income tax purposes, we also had research and investment credit carry forwards of approximately $116.8 million, which begin to expire in 2015. For foreign income tax purposes, we had $29.4 million of net operating loss carryforwards, which begin to expire in 2020.
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

BIOGEN IDEC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2014, undistributed foreign earnings of non-U.S. subsidiaries included in consolidated retained earnings and other basis differences aggregated approximately $4.6 billion. We intend to reinvest these earnings indefinitely in operations outside the U.S. The residual U.S. tax liability, if cumulative amounts were repatriated, would be between $1.5 billion to $1.6 billion as of December 31, 2014.
Accounting for Uncertainty in Income Taxes
A reconciliation of the beginning and ending amount of our unrecognized tax benefits is summarized as follows:

(In millions)	2014	2013	2012
Balance at January 1,	$110.1	$125.9	$64.4
Additions based on tax positions related to the current period	20.8	11.9	13.0
Additions for tax positions of prior periods	86.1	71.7	69.8
Reductions for tax positions of prior periods	(23.4)	(92.1)	(18.6)
Statute expirations	(1.6)	(1.9)	(1.9)
Settlements	(60.5)	(5.4)	(0.8)
Balance at December 31,	$131.5	$110.1	$125.9
We and our subsidiaries are routinely examined by various taxing authorities. We file income tax returns in the U.S. federal jurisdiction, various U.S. states, and foreign jurisdictions. With few exceptions, including the proposed disallowance we discuss below, we are no longer subject to U.S. federal tax examination for years before 2013 or state, local, or non-U.S. income tax examinations for years before 2004.
Included in the balance of unrecognized tax benefits as of December 31, 2014, 2013 and 2012 are $53.6 million, $32.5 million and $109.5 million (net of the federal benefit on state issues), respectively, of unrecognized tax benefits that, if recognized, would affect the effective income tax rate in future periods.
We recognize potential interest and penalties accrued related to unrecognized tax benefits in income tax expense. In 2014, we recognized a net interest expense of $4.1 million. During 2013, we recognized net interest expense of $4.5 million. In 2012, we recognized a net interest expense of approximately $0.1 million. We have accrued approximately $17.6 million and $11.3 million for the payment of interest as of December 31, 2014 and 2013, respectively.
In December 2014, we received a notice of assessment from the Danish Tax Authority (SKAT) for fiscal 2009, regarding withholding taxes and the treatment of certain intercompany transactions involving our Danish affiliate and another of our affiliates. The audits of our tax filings for 2010 through 2013 are not completed but have been prepared in a manner consistent with prior filings, with similar transactions, which may result in an assessment for those years. The total amount assessed for 2009 is $51.1 million, including interest. For all periods potentially under dispute, we believe that positions taken in our tax filings are valid and we are contesting the assessment vigorously.
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
In October 2011, in conjunction with our examination, the IRS proposed a disallowance of approximately $130 million in deductions for tax years 2007, 2008 and 2009 related to payments for services provided by our wholly owned Danish subsidiary located in Hillerød, Denmark. We believe that these items represent valid deductible business expenses and are vigorously defending our position. We have initiated a mutual agreement procedure between the IRS and SKAT for the years 2001 through 2009, in an attempt to reach agreement on the issue. In addition, we have applied for a bilateral advanced pricing agreement for the years 2010 through 2014 to resolve similar issues for the subsequent years.

BIOGEN IDEC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the year ended December 31, 2014, the net effect of adjustments to our uncertain tax positions was a net expense of $2.0 million. It is reasonably possible that we will adjust the value of our uncertain tax positions related to our unconsolidated joint business and certain transfer pricing issues as we receive additional information from various taxing authorities, including reaching settlements with the authorities. In addition, the IRS and other national tax authorities routinely examine our intercompany transfer pricing with respect to intellectual property related transactions and it is possible that they may disagree with one or more positions we have taken with respect to such valuations.

18.	Other Consolidated Financial Statement Detail
Supplemental Cash Flow Information
Supplemental disclosure of cash flow information for the years ended December 31, 2014, 2013 and 2012, is as follows:

	For the Years Ended December 31,
(In millions)	2014	2013	2012
Cash paid during the year for:
Interest	$41.2	$53.6	$65.4
Income taxes	$1,163.2	$643.2	$526.6
Non-cash Investing and Financing Activity
In the fourth quarter of 2014, we accrued $250.0 million upon reaching $4.0 billion in total cumulative sales of Fumapharm Products. The amount, net of tax benefit, was accounted for as an increase to goodwill in accordance with the accounting standard applicable to business combinations when we acquired Fumapharm and is expected to be paid in the first quarter of 2015. For additional information related to this transaction, please read Note 22, Commitment and Contingencies to these consolidated financial statements.
In July and November 2013, the construction of two office buildings in Cambridge, Massachusetts was completed and we started leasing the facilities. Upon completion of the construction of the buildings, we determined that we were no longer considered the owner of the buildings because we did not have any unusual or significant continuing involvement.  Consequently, we derecognized the buildings and their associated financing obligation of approximately $161.5 million from our consolidated balance sheet.
In March 2012, upon completion of our acquisition of Stromedix, we recorded $219.2 million of in-process research and development and $48.2 million of goodwill. In addition, we also recorded a contingent consideration obligation of $122.2 million.
Other Income (Expense), Net
Components of other income (expense), net, are summarized as follows:

	For the Years Ended December 31,
(In millions)	2014	2013	2012
Interest income	$12.2	$8.2	$29.5
Interest expense	(29.5)	(31.9)	(36.5)
Impairments on investments	—	(2.8)	(5.5)
Gain (loss) on investments, net	11.8	21.7	10.6
Foreign exchange gains (losses), net	(11.6)	(15.2)	(2.5)
Other, net	(8.7)	(14.9)	3.7
Total other income (expense), net	$(25.8)	$(34.9)	$(0.7)

BIOGEN IDEC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accrued Expenses and Other
Accrued expenses and other consists of the following:

	As of December 31,
(In millions)	2014	2013
Employee compensation and benefits	$393.8	$343.4
Revenue-related rebates	344.0	264.9
Current portion of contingent consideration obligations	265.5	54.0
Royalties and licensing fees	172.4	160.7
Deferred revenue	120.9	172.7
Clinical development expenses	65.9	55.2
Other	456.8	304.3
Total accrued expenses and other	$1,819.3	$1,355.2
Other Long-Term Liabilities
Other long-term liabilities consists of the following:

	As of December 31,
(In millions)	2014	2013
Employee compensation and benefits	$200.7	$161.5
Contingent consideration obligation	200.0	251.9
Taxes payable	142.2	177.1
Other	107.2	68.7
Total other long-term liabilities	$650.1	$659.2

19.	Investments in Variable Interest Entities
Consolidated Variable Interest Entities
Our consolidated financial statements include the financial results of variable interest entities in which we are the primary beneficiary.
Knopp
In August 2010, we entered into a license agreement with Knopp Neurosciences, Inc. (Knopp), a subsidiary of Knopp Holdings, LLC, for the development, manufacture and commercialization of dexpramipexole. Under the terms of the license agreement we made a $26.4 million upfront payment and agreed to pay Knopp development and sales-based milestone payments as well as royalties on future commercial sales. In addition, we also purchased 30.0% of the Class B common shares of Knopp for $60.0 million. Upon entering into the license agreement, we began consolidating the results of Knopp as we determined that we had the power through the license agreement to direct the activities that most significantly impacted its economic performance and were therefore its primary beneficiary.
At the end of December 2012, we learned that a Phase 3 trial investigating dexpramipexole in people with amyotrophic lateral sclerosis (ALS) did not meet its primary endpoint and failed to show efficacy in its key secondary endpoints. Based on these results, we discontinued development of dexpramipexole in ALS. In 2013, we terminated our license agreement and executed our put option on our Class B common shares. We deconsolidated the results of Knopp upon termination of the license agreement.
During the year ended December 31, 2012, $113.0 million of expense was reflected within our consolidated statements of income.

BIOGEN IDEC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Neurimmune SubOne AG
In 2007, we entered into a collaboration agreement with Neurimmune SubOne AG (Neurimmune), a subsidiary of Neurimmune AG, for the development and commercialization of antibodies for the treatment of Alzheimer’s disease. Neurimmune conducts research to identify potential therapeutic antibodies and we are responsible for the development, manufacturing and commercialization of all products. Our anti-amyloid beta antibody, BIIB037 program, for Alzheimer’s disease resulted from this collaboration. In December 2014, we reported positive interim data from the Phase 1b trial of BIIB037. Based upon our current development plans, we may pay Neurimmune up to $335.0 million in remaining milestone payments, of which $60.0 million is due upon the initiation of a late stage clinical trial. We may also pay royalties in the low-to-mid-teens on sales of any resulting commercial products.
We determined that we are the primary beneficiary of Neurimmune because we have the power through the collaboration to direct the activities that most significantly impact the entity’s economic performance and are required to fund 100% of the research and development costs incurred in support of the collaboration agreement. Accordingly, we consolidate the results of Neurimmune.
Amounts that are incurred by Neurimmune for research and development expenses in support of the collaboration that we reimburse are reflected in research and development expense in our consolidated statements of income. In the second quarter of 2014, we recorded a $10.0 million milestone payment in connection with the achievement of certain clinical goals in the Phase 1 trial of our BIIB037 program for Alzheimer’s disease, which was reflected as a charge to noncontrolling interests, net of tax, within our consolidated statements of income. Future milestone payments will be reflected within our consolidated statements of income as a charge to the noncontrolling interest, net of tax, when such milestones are achieved. During the years ending December 31, 2014, 2013 and 2012, $44.1 million, $27.2 million and $13.3 million, respectively, of expense was reflected within our consolidated statements of income.
The assets and liabilities of Neurimmune are not significant to our financial position or results of operations as it is a research and development organization. We have provided no financing to Neurimmune other than previously contractually required amounts.
Ataxion, Inc.
In February 2014, we paid $1.6 million for preferred stock of Ataxion, Inc. (Ataxion) and entered into an option agreement which gives us the right to purchase all outstanding shares of Ataxion at any time until 30 days after delivery of a Phase 1 clinical trial study report. Ataxion is a discovery-stage biopharmaceutical company developing product candidates focused on a group of orphan genetic disorders referred to as hereditary ataxias. We committed to make additional investments in Ataxion's preferred shares of up to $6.2 million if certain development milestones are achieved. In December 2014, we made an additional investment of $2.3 million in Ataxion as the first development milestone was achieved. If we exercise our option to purchase the outstanding shares of Ataxion, we could pay additional amounts upon achievement of clinical and commercial milestones.
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
Unconsolidated Variable Interest Entities
We have relationships with other variable interest entities that we do not consolidate as we lack the power to direct the activities that significantly impact the economic success of these entities. These relationships include investments in certain biotechnology companies.
As of December 31, 2014 and 2013, the total carrying value of our investments in biotechnology companies that we have determined to be variable interest entities, but do not consolidate as we do not have the power to direct their activities, totaled $7.9 million and $5.5 million, respectively. Our maximum exposure to loss related to these variable interest entities is limited to the carrying value of our investments.
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
Genentech (Roche Group)
We collaborate with Genentech on the development and commercialization of RITUXAN. In addition, in the U.S., we share operating profits and losses relating to GAZYVA with Genentech. The Roche Group and its sub-licensees maintain sole responsibility for the development, manufacturing and commercialization of GAZYVA in the U.S.
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
GAZYVA
Prior to approval, we recognized 35% of the development and commercialization expenses as research and development expense and selling, general and administrative expense, respectively, in our consolidated statements of income. After GAZYVA was approved by the FDA in the fourth quarter of 2013, we began to recognize our share of the development and commercialization expenses as a reduction of our share of pre-tax profits in revenues from unconsolidated joint business.
Commercialization of GAZYVA will impact our percentage of the co-promotion profits for RITUXAN, as summarized in the table below.

BIOGEN IDEC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Ocrelizumab
Genentech is solely responsible for further development and commercialization of ocrelizumab, a humanized anti-CD20 monoclonal antibody currently in development for MS, and funding future costs. Genentech cannot develop ocrelizumab in CLL, NHL or RA. We will receive tiered royalties between 13.5% and 24% on U.S. sales of ocrelizumab if approved for commercial sale by the FDA. Commercialization of ocrelizumab does not impact the percentage of the co-promotion profits we receive for RITUXAN.
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
Unconsolidated Joint Business Revenues
During the first quarter of 2013, we reduced our share of RITUXAN revenues from unconsolidated joint business by approximately $49.7 million, of which revenue on sales in the rest of world for RITUXAN was reduced by $41.2 million and pre-tax profits in the U.S. were reduced by $8.5 million, to reflect our share of the royalties and interest awarded to Hoechst in its arbitration with Genentech.

BIOGEN IDEC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenues from unconsolidated joint business are summarized as follows:

	For the Years Ended December 31,
(In millions)	2014	2013	2012
Biogen Idec’s share of pre-tax profits in the U.S. for RITUXAN and GAZYVA (1)	$1,114.1	$1,085.2	$1,031.7
Reimbursement of selling and development expenses in the U.S. for RITUXAN	3.0	2.1	1.6
Revenue on sales in the rest of world for RITUXAN	78.3	38.7	104.6
Total unconsolidated joint business revenues	$1,195.4	$1,126.0	$1,137.9
(1) GAZYVA sales began in the fourth quarter of 2013.
In 2014, 2013, and 2012, the 40% profit-sharing threshold was met during the first quarter.
Prior to regulatory approval, we record our share of the expenses incurred by the collaboration for the development of anti-CD20 products in research and development expense in our consolidated statements of income. We incurred $25.7 million and $35.4 million in development expense for the years ended December 31, 2013 and 2012, respectively. After an anti-CD20 product is approved, we record our share of the development expenses related to that product as a reduction of our share of pre-tax profits in revenues from unconsolidated joint business.
Elan
On April 2, 2013, we acquired full ownership of all remaining rights to TYSABRI from Elan that we did not already own or control. Upon the closing of the transaction, our collaboration agreement with Elan was terminated. For additional information related to this transaction, please read Note 2, Acquisitions to these consolidated financial statements.
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
In the U.S., we previously sold TYSABRI to Elan who then sold the product to third party distributors. Our sales price to Elan in the U.S. was set prior to the beginning of each quarterly period to effect an approximate equal sharing of the gross profit between Elan and us. We recognized revenue for sales in the U.S. of TYSABRI upon Elan’s shipment of the product to the third party distributors, at which time all revenue recognition criteria had been met. We incurred manufacturing and distribution costs, research and development expenses, commercial expenses, and general and administrative expenses related to TYSABRI. We recorded these expenses to their respective line items within our consolidated statements of income when they were incurred. Research and development and sales and marketing expenses were shared equally with Elan and the reimbursement of these expenses was recorded as reductions of the respective expense categories. During the years ended December 31, 2013 and 2012, we recorded $11.7 million and $43.7 million, respectively, as reductions of research and development expense resulting from reimbursements from Elan. In addition, for the years ended December 31, 2013 and 2012, we recorded $20.6 million and $99.9 million, respectively, as reductions of selling, general and administrative expense resulting from reimbursements from Elan.
In the rest of world, we previously were responsible for distributing TYSABRI to customers and were primarily responsible for all operating activities. Generally, we recognized revenue for sales of TYSABRI in the rest of world at the time of product delivery to our customers. We made payments to Elan which effected an equal sharing of rest of world collaboration operating profits. These payments also included the reimbursement we paid to Elan for half of the third-party royalties that Elan paid on behalf of the collaboration relating to rest of world sales. These amounts were reflected in the collaboration profit sharing line in our consolidated statements of income. For the years ended December 31, 2013 and 2012, $85.4 million and $317.9 million, respectively, was reflected in the collaboration profit sharing line for our collaboration with Elan.

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
In connection with the collaboration and license agreement, we have also entered into a supply agreement with Acorda for the commercial supply of FAMPYRA. This agreement is a sublicense arrangement of an existing agreement between Acorda and Alkermes, who acquired Elan Drug Technologies, the original party to the license with Acorda. During the years ending December 31, 2014, 2013 and 2012, total cost of sales related to royalties and commercial supply of FAMPRYA reflected within our consolidated statement of income were $29.2 million, $24.3 million and $20.2 million, respectively.
Swedish Orphan Biovitrum AB
In January 2007, we acquired 100% of the stock of Syntonix. Syntonix had previously entered into a collaboration agreement with Swedish Orphan Biovitrum AB (Sobi) to jointly develop and commercialize Factor VIII and Factor IX hemophilia products, including ELOCTATE and ALPROLIX. In February 2010, we restructured the collaboration agreement and assumed full development responsibilities and costs, as well as manufacturing rights. In addition, the cross-royalty rates were reduced and commercial rights for certain territories were changed. As a result, we now have commercial rights for North America (the Biogen Idec North America Territory) and for rest of the world markets outside of Europe, Russia, Turkey and certain countries in the Middle East (the Biogen Idec Direct Territory). Subject to the exercise of an option right that Sobi controls, Sobi will have commercial rights in Europe, Russia, Turkey and certain countries in the Middle East (the Sobi Territory). The collaboration agreement was amended and restated in April 2014. (References to the collaboration agreement refer to the amended and restated collaboration agreement).
Under the terms of the collaboration agreement, following our submission of a MAA to the EMA for each product developed under the collaboration, Sobi may exercise an option to take over final regulatory approval, pre-launch and commercialization activities in the Sobi Territory by making a payment into escrow of $10.0 million per product. In November 2014, Sobi exercised its option to assume development and commercialization of ELOCTA (trade name for ELOCTATE in the E.U.) within the Sobi Territory and deposited $10.0 million to be held in escrow. Upon EMA regulatory approval of each such product, Sobi will be liable to reimburse us 50% of the sum of all shared manufacturing and development expenses incurred by us from October 1, 2009 through the earlier of the date on which Sobi is registered as the marketing authorization holder for the applicable product or 90 days post-regulatory approval, as well as 100% of certain development expenses incurred exclusively for the benefit of the Sobi Territory (the Opt-In Consideration). Through December 31, 2014, approximately $175 million in expenditures for ELOCTA may be reimbursable by Sobi under the collaboration agreement due to its election to assume development and commercialization of ELOCTA within the Sobi Territory and approximately $150 million in expenditures for ALPROLIX may be reimbursable by Sobi under the collaboration agreement if Sobi should exercise its option right with respect to ALPROLIX. The escrow payment made with respect to each product will be applied to the amount of the Opt-In Consideration to be reimbursed by Sobi. To effect Sobi’s reimbursement to us for the Opt-In Consideration exceeding the escrow payment for the applicable product, the cross-royalty structure for direct sales in each company’s respective territories will be adjusted until the Opt-In Consideration is paid in full (the Reimbursement Period). The mechanism for reimbursement is outlined in the table below.

BIOGEN IDEC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Under the collaboration agreement, amounts are payable as follows:

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
Should Sobi not exercise its option right with respect to ALPROLIX or should Sobi terminate the collaboration agreement with respect to one or both products, we will obtain full worldwide development and commercialization rights for such affected products and we will be obligated to pay royalties to Sobi subject to separate terms, as defined in the collaboration agreement. In addition, if EMA approval for any product is not granted within 18 months of the applicable EMA filing date, Sobi shall have the right to require that the escrow payment be refunded and revoke its option right for such product.
AbbVie Biotherapeutics, Inc.
We have a collaboration agreement with AbbVie Biotherapeutics, Inc., a subsidiary of AbbVie, Inc. (AbbVie) aimed at advancing the development and commercialization of ZINBRYTA in MS. Under the agreement, development and commercialization costs and profits in North America and the E.U. are shared equally and we are responsible for the manufacture of ZINBRYTA.
Based upon our current development plans, we may incur up to an additional $60.0 million of payments upon achievement of development and commercial milestones related to the development of ZINBRYTA, of which $16.0 million will be due upon filing with the FDA and EMA.
A summary of activity related to this collaboration is as follows:

	For the Years Ended December 31,
(In millions)	2014	2013	2012
Total development expense incurred by the collaboration	$117.8	$133.4	$128.0
Biogen Idec’s share of development expense reflected within our consolidated statements of income	$67.4	$71.0	$65.6

BIOGEN IDEC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Isis Pharmaceuticals, Inc.
Long-Term Strategic Research Collaboration
In September 2013, we entered into a six year research collaboration with Isis Pharmaceuticals Inc. (Isis) under which both companies collaborate to perform discovery level research and then develop and commercialize antisense or other therapeutics for the treatment of neurological disorders. Under the collaboration, Isis will perform research on a set of neurological targets identified within the agreement. Once the research has reached a specific stage of development, we will make the determination whether antisense is the preferred approach to develop a therapeutic candidate or whether another modality is preferred. If antisense is selected, Isis will continue development and identify a product candidate. If another modality is used, we will assume the responsibility for identifying a product candidate and developing it.
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
Isis is also eligible to receive milestone payments, license fees and royalty payments for all product candidates developed through this collaboration, with the specific amount dependent upon the modality of the product candidate advanced by us. During 2014, we made payments of $20.0 million to Isis related to the advancement of ISIS-BIIB3Rx to treat a neurodegenerative disease.
For non-ALS antisense product candidates, Isis will be responsible for global development through the completion of a Phase 2 trial and we will provide advice on the clinical trial design and regulatory strategy. For ALS antisense product candidates, we are responsible for global development, clinical trial design and regulatory strategy. We have an option to license a product candidate until completion of the Phase 2 trial. If we exercise our option, we will pay Isis up to a $70.0 million license fee and assume global development, regulatory and commercialization responsibilities. Isis could receive additional milestone payments upon the achievement of certain regulatory milestones of up to $130.0 million, plus additional amounts related to the cost of clinical trials conducted by Isis under the collaboration, and royalties on future sales if we successfully develop the product candidate after option exercise.
For product candidates using a different modality, we will be responsible for global development through all stages and will owe Isis up to $90.0 million upon the achievement of certain regulatory milestones.
Product Collaborations
In December, June and January 2012, we entered into three separate exclusive, worldwide option and collaboration agreements with Isis Pharmaceuticals, Inc. (Isis) under which both companies will develop and commercialize antisense therapeutics for up to three gene targets, Isis’ product candidates for the treatment of myotonic dystrophy type 1 (DM1), and the antisense investigational candidate, ISIS-SMNRx for the treatment of spinal muscular atrophy (SMA), respectively.
Antisense Therapeutics
Under the terms of the December 2012 agreement, for up to three gene targets we provided Isis with an upfront payment of $30.0 million and will make potential additional payments, prior to licensing, of up to $10.0 million based on the development of the selected product candidate as well as a mark-up of the cost estimate of the Phase 1 and Phase 2 trials. Isis will be responsible for global development of any product candidate through the completion of a Phase 2 trial and we will provide advice on the clinical trial design and regulatory strategy. We have an option to license the product candidate until completion of the Phase 2 trial. If we exercise our option, we will pay Isis up to a $70.0 million license fee and assume global development, regulatory and commercialization responsibilities. Isis could receive up to another $130.0 million in milestone payments upon the achievement of certain regulatory milestones as well as royalties on future sales if we successfully develop the product candidate after option exercise.

BIOGEN IDEC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ISIS-DMPKRx
Under the terms of the June 2012 agreement for the DM1 candidate, we provided Isis with an upfront payment of $12.0 million and will make potential additional payments, prior to licensing, of up to $59.0 million based on the development of the selected product candidate. During 2014 and 2013, we made payments of $14.0 million and $10.0 million, respectively, to Isis related to the selection and advancement of ISIS-DMPKRx to treat DM1. Isis will be responsible for global development of any product candidate through the completion of a Phase 2 trial and we will provide advice on the clinical trial design and regulatory strategy. We also have an option to license the product candidate until completion of the Phase 2 trial. If we exercise our option, we will pay Isis up to a $70.0 million license fee and assume global development, regulatory and commercialization responsibilities. Isis could receive up to another $130.0 million in milestone payments upon the achievement of certain regulatory milestones as well as royalties on future sales if we successfully develop the product candidate after option exercise.
During the years ending December 31, 2014, 2013 and 2012, $10.9 million, $11.2 million and $22.0 million, respectively, were reflected within our consolidated statements of income.
ISIS-SMNRx
Under the terms of the January 2012 agreement for the antisense investigation drug, ISIS-SMNRx, we paid Isis $29.0 million as an upfront payment.
During 2014, we amended the agreement to adjust the amount of potential additional payments and terms of the exercise of our opt-in right to license ISIS-SMNRx. Consistent with the initial agreement, Isis remains responsible for conducting the pivotal/Phase 3 trials. We are providing input on the clinical trial design and regulatory strategy for the development of ISIS-SMNRx. During 2014, we made clinical trial payments of $57.3 million to Isis related to the advancement of the program. We are recognizing these payments as research and development expenses as the trial costs are incurred.
We may exercise our opt-in right upon completion of and data review of the first successful Phase 2/3 trial or completion of both Phase 2/3 trials. An amendment in December 2014 provided for additional opt-in scenarios, based on the filing or the acceptance of a new drug application or marketing authorization application with the FDA or EMA. Under the amended collaboration agreement, we may pay Isis up to approximately $325.0 million in a license fee and payments, including $100.0 million in payments associated with the clinical development of ISIS-SMNRx prior to licensing, a license fee and $150.0 million in milestone payments upon the achievement of certain regulatory milestones as well as royalties on future sales of ISIS-SMNRx if we successfully develop ISIS-SMNRx after option exercise.
During the years ending December 31, 2014, 2013 and 2012, $27.7 million, $13.6 million and $39.6 million, respectively, were reflected within our consolidated statements of income.
Eisai Co., Ltd.
BAN2401 and E2609 Collaboration
On March 4, 2014, we entered into a collaboration agreement with Eisai Co., Ltd. (Eisai) to jointly develop and commercialize two Eisai product candidates for the treatment of Alzheimer’s disease, BAN2401, a monoclonal antibody that targets amyloid-beta aggregates, and E2609, a BACE inhibitor, (Eisai Collaboration Agreement). Under the Eisai Collaboration Agreement, Eisai serves as the global operational and regulatory lead for both compounds and all costs, including research, development, sales and marketing expenses, will be shared equally by us and Eisai. Following marketing approval in major markets, such as the U.S., the E.U. and Japan, we will co-promote BAN2401 and E2609 with Eisai and share profits equally. In smaller markets, Eisai will distribute these products and pay us a royalty. The Eisai Collaboration Agreement also provides the parties with certain rights and obligations in the event of a change in control of either party.
The Eisai Collaboration Agreement also provides Eisai an option to jointly develop and commercialize BIIB037, our anti-amyloid beta antibody candidate for Alzheimer’s disease (BIIB037 Option) and an option to jointly develop and commercialize one of our anti-tau monoclonal antibodies (Anti-Tau Option). Upon exercise of each of the BIIB037 Option and the Anti-Tau Option, we will execute a separate collaboration agreement with Eisai on terms and conditions that mirror the Eisai Collaboration Agreement.
BIIB037 Option
 Eisai may exercise the BIIB037 Option after either (i) completion of both the current Phase 1b clinical trial for BIIB037 and the current Phase 2 clinical trial for BAN2401 (Post-Phase 2 BIIIB037 Option), or (ii) completion of the Phase 3 clinical trial for BIIB037 (Post-Phase 3 BIIB037 Option) under certain conditions.

BIOGEN IDEC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The consideration we will receive if Eisai exercises the Post-Phase 2 BIIB037 Option depends on the development status of BAN2401. If BAN2401 is then determined to advance to Phase 3, we will be entitled to receive a single payment from Eisai upon regulatory approval of BIIB037 and we will no longer be required to pay Eisai any milestone payments for products containing BAN2401 under the Eisai Collaboration Agreement. If the development of BAN2401 has instead been terminated, we will receive development and commercial milestone payments from Eisai (Post-Phase 2 BIIB037 Milestone Payments). If Eisai does not exercise its Post-Phase 2 BIIB037 Option, we may elect to terminate the Eisai Collaboration Agreement with respect to BAN2401 but, under certain conditions, will have the option to reinstate the Eisai Collaboration Agreement after completion of a BAN2401 Phase 3 clinical trial.
If Eisai exercises its Post-Phase 3 BIIB037 Option, Eisai will be required to pay us all Phase 3 development and commercialization costs plus a mark-up and an amount equal to any unpaid Post-Phase 2 BIIB037 Milestone Payments that would have been payable if Eisai had exercised its Post-Phase 2 BIIB037 Option.
Anti-Tau Option
Eisai may exercise the Anti-Tau Option after completion of the Phase 1 clinical trial of such anti-tau monoclonal antibody. If Eisai exercises its Anti-Tau Option, we will receive an upfront payment from Eisai and will be entitled to additional development and commercial milestone payments.
Upon the effective date of the Eisai Collaboration Agreement, we paid Eisai $100.0 million and recorded $17.7 million, reflecting the fair value of the options granted under the Eisai Collaboration Agreement, both of which were classified as research and development expense within our consolidated statements of income. During the second quarter of 2014, Eisai exercised its option under the Eisai Collaboration Agreement to expand the joint development and commercialization activities to include Japan. Upon such exercise, we paid Eisai an additional $35.0 million, and recorded $21.6 million in the second quarter of 2014 as research and development expense within our consolidated statements of income, which represented the difference between the payment made upon exercise of the option and the fair value of that option recorded as research and development expense upon closing of the agreement in the first quarter of 2014. We could pay Eisai up to an additional $1.0 billion under the Eisai Collaboration Agreement based on the future achievement of certain development, regulatory and commercial milestones.
A summary of activity related to this collaboration is as follows:

	For the Years Ended December 31,
(In millions)	2014	2013	2012
Total development expense incurred by the collaboration	$57.5	$—	$—
Biogen Idec’s share of development expense, excluding upfront and milestone payments, reflected within our consolidated statements of income	$29.1	$—	$—
For additional information related to our obligations for the payment of milestones and royalties related to our development and commercialization of BIIB037 and certain anti-tau antibodies, please read about our relationship with Neurimmune in Note 19, Investments in Variable Interest Entities to these consolidated financial statements.
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
Under the terms of the agreement, we paid Sangamo an upfront payment of $20.0 million in cash, with additional payments of up to approximately $300.0 million based on the achievement of certain development, regulatory and commercial milestones, plus royalties based on sales. We recorded the $20.0 million upfront payment as research and development expense. Under this arrangement, Sangamo will be responsible for identifying a product candidate for the treatment of beta-thalassemia and advancing that candidate through a completed Phase 1 human clinical trial, at which point we would assume responsibility for development. We will jointly develop a sickle cell disease candidate through the potential filing of an investigative new drug application, after which we would assume clinical responsibilities. We will lead the global development and commercialization efforts and Sangamo will have the option to assume co-promotion responsibilities in the U.S.
During the year ended December 31, 2014, $28.9 million of expense was reflected within our consolidated statements of income.

BIOGEN IDEC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Research and Discovery Arrangements
During the year ended December 31, 2014, we entered into several research, discovery and other related arrangements that resulted in $40.0 million recorded as research and development expense within our consolidated statements of income and $3.6 million recorded as prepaid research and development assets within our consolidated balance sheets.
During the year ended December 31, 2013, we entered into research, discovery and other arrangements that resulted in $35.0 million recorded as investments and other assets within our consolidated balance sheets and $4.0 million recorded as research and development expense within our consolidated statements of income.
These additional arrangements include the potential for future milestone payments based on clinical and commercial development over a period of several years.
Samsung Bioepis
In February 2012, we entered into a joint venture agreement with Samsung BioLogics Co. Ltd. (Samsung Biologics), establishing an entity, Samsung Bioepis, to develop, manufacture and market biosimilar pharmaceuticals. Samsung Biologics contributed 280.5 billion South Korean won (approximately $250.0 million) for an 85% stake in Samsung Bioepis and we contributed approximately 49.5 billion South Korean won (approximately $45.0 million) for the remaining 15% ownership interest. Our investment is limited to this contribution as we have no obligation to provide any additional funding. As of December 31, 2014, our ownership interest has decreased to approximately 10% as Samsung Bioepis has secured additional equity financing from Samsung Biologics and we have not participated in such financing. We maintain an option to purchase additional stock in Samsung Bioepis that would allow us to increase our ownership percentage up to 49.9%. The exercise of this option is within our control and is based on paying for 49.9% of the total investment made by Samsung Biologics into Samsung Bioepis in excess of what we have already contributed during the agreement plus interest.
On December 17, 2013, pursuant to our rights under the joint venture agreement with Samsung Biologics, we entered into an agreement with Samsung Bioepis to commercialize anti-TNF biosimilar product candidates in Europe and in the case of one anti-TNF biosimilar, Japan. Under the terms of this agreement, we paid $36.0 million, which was recorded as a research and development expense within our consolidated statements of income as the programs they relate to had not achieved regulatory approval. Samsung Bioepis is eligible to receive an additional $85.0 million in additional milestones related to clinical development and regulatory approval of the product candidates. Upon commercialization, there will be a 50% profit share with Samsung Bioepis.
Samsung Biologics has the power to direct the activities of Samsung Bioepis which will most significantly and directly impact its economic performance. We account for this investment under the equity method of accounting as we maintain the ability to exercise significant influence over Samsung Bioepis through a presence on the entity’s Board of Directors and our contractual relationship. Under the equity method, we record our original investment at cost and subsequently adjust the carrying value of our investments for our share of equity in the entity’s income or losses according to our percentage of ownership. If losses accumulate, we will record our share of losses until our investment has been fully depleted. Once our investment has been fully depleted, we will recognize additional losses only if we provide or are required to provide additional funding. As of December 31, 2014 and 2013, the carrying value of our investment in Samsung Bioepis totaled 9.1 billion and 25.2 billion South Korean won (approximately $8.6 million and $23.9 million), respectively, which is classified as a component of investments and other assets within our consolidated balance sheets. We recognize our share of the results of operations related to our investment in Samsung Bioepis one quarter in arrears when the results of the entity become available, which is reflected as equity in loss of investee, net of tax within our consolidated statements of income. During the years ended December 31, 2014, 2013 and 2012, we recognized a loss on our investment of $15.1 million, $17.2 million and $4.5 million, respectively.

BIOGEN IDEC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Simultaneous with the formation of Samsung Bioepis, we entered into a license agreement, a technical development services agreement and a manufacturing agreement with Samsung Bioepis. Under the terms of the license agreement, we granted Samsung Bioepis an exclusive license to use, develop, manufacture, and commercialize biosimilar products created by Samsung Bioepis using Biogen Idec product-specific technology. In exchange, we will receive single digit royalties on all biosimilar products developed and commercialized by Samsung Bioepis. Under the terms of the technical development services agreement, we provide Samsung Bioepis technical development and technology transfer services, which include, but are not limited to, cell culture development, purification process development, formulation development, and analytical development. Under the terms of our manufacturing agreement, we manufacture clinical and commercial quantities of bulk drug substance of biosimilar products for Samsung Bioepis pursuant to contractual terms. Under limited circumstances, we may also supply Samsung Bioepis with quantities of drug product of biosimilar products for use in clinical trials through arrangements with third party contract manufacturers. For the years ended December 31, 2014, 2013 and 2012, we recognized $58.5 million, $43.1 million and $13.3 million, respectively, in other revenues in relation to these services, which is reflected as a component of other revenues within our consolidated statement of income.

21.	Litigation
’755 Patent Litigation
On May 28, 2010, Biogen Idec MA Inc. (BIMA) filed a complaint in the U.S. District Court for the District of New Jersey alleging infringement by Bayer Healthcare Pharmaceuticals Inc. (Bayer) (manufacturer, marketer and seller of BETASERON and manufacturer of EXTAVIA), EMD Serono, Inc. (manufacturer, marketer and seller of REBIF), Pfizer, Inc. (co-marketer of REBIF), and Novartis Pharmaceuticals Corp. (marketer and seller of EXTAVIA) of our U.S. Patent No. 7,588,755 (’755 Patent), which claims the use of interferon beta for immunomodulation or treating a viral condition, viral disease, cancers or tumors. The complaint seeks monetary damages, including lost profits and royalties. Bayer had previously filed a complaint against us in the same court, on May 27, 2010, seeking a declaratory judgment that it does not infringe the ’755 Patent and that the patent is invalid, and seeking monetary relief in the form of attorneys' fees, costs and expenses. The court has consolidated the two lawsuits, and we refer to the two actions as the “Consolidated ’755 Patent Actions.”
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
Average Manufacturer Price Litigation
On September 6, 2011, we and several other pharmaceutical companies were served with a complaint originally filed under seal on October 28, 2008 in the United States District Court for the Eastern District of Pennsylvania by Ronald Streck on behalf of himself and the United States, 24 states and the District of Columbia (collectively the “States”). The complaint alleges that Biogen Idec violated the False Claims Act, 31 U.S.C. § 3729 et seq. and local statutory counterparts by under reporting Average Manufacturer Price (AMP) information to the Centers for Medicare and Medicaid Services. The United States and the States have declined to intervene. We believe we have good and valid defenses. We have not formed an opinion that an unfavorable outcome under the remaining claims is either “probable” or “remote”. Trial is scheduled for the first half of 2016.
Government Matters
We have learned that state and federal governmental authorities are investigating our sales and promotional practices and have received related subpoenas. We have also received a subpoena from the federal government for documents relating to our relationship with certain pharmacy benefit managers. We are cooperating with the government in these matters.

BIOGEN IDEC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Forward Pharma Litigation
On November 18, 2014 Forward Pharma A/S (“Forward Pharma”) filed suit against us in the Regional Court of Dusseldorf, Germany alleging that TECFIDERA infringes German Utility Model DE 20 2005 022 112 U1, which was registered on April 24, 2014, published on June 5, 2014 and expires in October 2015.
Forward Pharma seeks a declaration of infringement and a determination of damages. We believe that we have good and valid defenses to the complaint and will vigorously defend against it. We have not formed an opinion that an unfavorable outcome is either “probable” or “remote” and are unable to estimate the magnitude or range of any potential loss.
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
Leases
We rent laboratory and office space and certain equipment under non-cancelable operating leases. These lease agreements contain various clauses for renewal at our option and, in certain cases, escalation clauses typically linked to rates of inflation. Rental expense under these leases, net of amounts recognized in relation to exiting our Weston, Massachusetts facility, which terminate at various dates through 2028, amounted to $62.4 million in 2014. Rent expense was $56.1 million in 2013 and $49.0 million in 2012. In addition to rent, the leases may require us to pay additional amounts for taxes, insurance, maintenance and other operating expenses.
As of December 31, 2014, minimum rental commitments under non-cancelable leases, net of income from subleases, for each of the next five years and total thereafter were as follows:

(In millions)	2015	2016	2017	2018	2019	Thereafter	Total
Minimum lease payments (1)	$67.8	$70.8	$70.6	$61.7	$58.9	$411.3	$741.1
Less: income from subleases	(5.6)	(6.0)	(6.0)	(6.3)	(6.3)	(35.2)	(65.4)
Net minimum lease payments	$62.2	$64.8	$64.6	$55.4	$52.6	$376.1	$675.7

(1)
As a result of our decision to relocate our corporate headquarters to Cambridge, Massachusetts, we vacated part of our Weston, Massachusetts facility in the fourth quarter of 2013. We incurred a charge of $27.2 million in connection with this move. This charge represented our remaining lease obligation for the vacated portion of our Weston, Massachusetts facility, net of sublease income expected to be received. The term of our sublease to the vacated portion of our Weston, Massachusetts facility started in January 2014 and will continue through the remaining term of our lease agreement.

Under certain of our lease agreements, we are contractually obligated to return leased space to its original condition upon termination of the lease agreement. At the inception of a lease with such conditions, we record an asset retirement obligation liability and a corresponding capital asset in an amount equal to the estimated fair value of the obligation. In subsequent periods, for each such lease, we record interest expense to accrete the asset retirement obligation liability to full value and depreciate each capitalized asset retirement obligation asset, both over the term of the associated lease agreement. Our asset retirement obligations were not significant as of December 31, 2014 or 2013.
Tax Related Obligations
We exclude liabilities pertaining to uncertain tax positions from our summary of contractual obligations as we cannot make a reliable estimate of the period of cash settlement with the respective taxing authorities. As of December 31, 2014, we have approximately $80.2 million of net liabilities associated with uncertain tax positions.

BIOGEN IDEC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Funding Commitments
As of December 31, 2014, we have several on-going clinical studies in various clinical trial stages. Our most significant clinical trial expenditures are to CROs. The contracts with CROs are generally cancellable, with notice, at our option. We have recorded accrued expenses of approximately $41.6 million on our consolidated balance sheet for expenditures incurred by CROs as of December 31, 2014. We have approximately $472.3 million in cancellable future commitments based on existing CRO contracts as of December 31, 2014.
Contingent Development, Regulatory and Commercial Milestone Payments
Based on our development plans as of December 31, 2014, we have committed to make potential future milestone payments to third parties of up to approximately $2.8 billion as part of our various collaborations, including licensing and development programs. Payments under these agreements generally become due and payable only upon achievement of certain development, regulatory or commercial milestones. Because the achievement of these milestones had not occurred as of December 31, 2014, such contingencies have not been recorded in our financial statements. Amounts related to contingent milestone payments are not considered contractual obligations as they are contingent on the successful achievement of certain development, regulatory approval and commercial milestones.
TYSABRI Contingent Payments
On April 2, 2013, we acquired full ownership of all remaining rights to TYSABRI from Elan that we did not already own or control. Under the terms of the acquisition agreement, we are obligated to make contingent payments to Elan of 18% on annual worldwide net sales up to $2.0 billion and 25% on annual worldwide net sales that exceed $2.0 billion. Royalty payments to Elan and other third parties are recognized as cost of sales within our consolidated statements of income.
Contingent Consideration related to Business Combinations
In connection with our purchase of the noncontrolling interests in our joint venture investments in Biogen Dompé SRL and Biogen Dompé Switzerland GmbH and our acquisitions of Stromedix, Biogen Idec International Neuroscience GmbH (BIN) and Biogen Idec Hemophilia Inc. (BIH), we may pay up to approximately $850 million in remaining milestones based upon the achievement of certain events. These milestones may not be achieved.
As the acquisitions of the noncontrolling interests in our joint venture investments and our acquisitions of Stromedix and BIN, formerly Panima Pharmaceuticals AG, occurred after January 1, 2009, we record contingent consideration liabilities at their fair value on the acquisition date and revalue these obligations each reporting period. For additional information related to our acquisition of Stromedix please read Note 2, Acquisitions, to our consolidated financial statements included in this report.
BIH
In connection with our acquisition of BIH, formerly Syntonix, in January 2007, we agreed to pay up to an additional $80.0 million if certain milestone events associated with the development of BIH’s lead product, ALPROLIX are achieved. The first $40.0 million contingent payment was achieved in the first quarter of 2010. We paid an additional $20.0 million during the second quarter of 2014 as ALPROLIX was approved for the treatment of hemophilia B. A second $20.0 million contingent payment will occur if prior to the tenth anniversary of the closing date, a marketing authorization is granted by the EMA for ALPROLIX.
Fumapharm AG
In 2006, we acquired Fumapharm AG. As part of this acquisition we acquired FUMADERM and TECFIDERA (together, Fumapharm Products). We paid $220.0 million upon closing of the transaction and agreed to pay an additional $15.0 million if a Fumapharm Product was approved for MS in the U.S. or E.U. In the second quarter of 2013, we paid this $15.0 million contingent payment as TECFIDERA was approved in the U.S. for MS by the FDA. We are also required to make additional contingent payments to former shareholders of Fumapharm AG or holders of their rights based on the attainment of certain cumulative sales levels of Fumapharm Products and the level of total net sales of Fumapharm Products in the prior twelve month period, as defined in the acquisition agreement.
During 2014, we paid a $25.0 million contingent payment as we reached the $1.0 billion cumulative sales level related to the Fumapharm Products in 2013, a $150.0 million contingent payment as we reached the $2.0 billion cumulative sales level related to Fumapharm Products in the second quarter of 2014, a $200.0 million contingent payment as we reached the $3.0 billion cumulative sales level in the third quarter of 2014 and accrued $250.0 million upon reaching $4.0 billion in total cumulative sales of Fumapharm Products, in the fourth quarter of 2014.

BIOGEN IDEC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We will owe an additional $300.0 million contingent payment for every additional $1.0 billion in cumulative sales level of Fumapharm Products reached if the prior 12 months sales of the Fumapharm Products exceed $3.0 billion, until such time as the cumulative sales level reaches $20.0 billion, at which time no further contingent payment shall be due. These payments will be accounted for as an increase to goodwill as incurred, in accordance with the accounting standard applicable to business combinations when we acquired Fumapharm. Any portion of the payment which is tax deductible will be recorded as a reduction to goodwill. Payments are due within 60 days following the end of the quarter in which the applicable cumulative sales level has been reached.

23.	Guarantees
As of December 31, 2014 and 2013, we did not have significant liabilities recorded for guarantees.
We enter into indemnification provisions under our agreements with other companies in the ordinary course of business, typically with business partners, contractors, clinical sites and customers. Under these provisions, we generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of our activities. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. However, to date we have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of December 31, 2014 and 2013.

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
Expense related to our 401(k) Savings Plan totaled $49.3 million, $39.3 million and $32.8 million for the years ended December 31, 2014, 2013 and 2012, respectively.
Deferred Compensation Plan
We maintain a non-qualified deferred compensation plan, known as the Supplemental Savings Plan (SSP), which allows a select group of management employees in the U.S. to defer a portion of their compensation. The SSP also provides certain credits to highly compensated U.S. employees, which are paid by the company. These credits are known as the Restoration Match. The deferred compensation amounts are accrued when earned. Such deferred compensation is distributable in cash in accordance with the rules of the SSP. Deferred compensation amounts under such plan as of December 31, 2014 and 2013 totaled approximately $105.2 million and $84.7 million, respectively, and are included in other long-term liabilities within the accompanying consolidated balance sheets. The SSP also holds certain transition contributions on behalf of participants who previously participated in the Biogen, Inc. Retirement Plan. The Restoration Match and participant contributions vest immediately. Distributions to participants can be either in one lump sum payment or annual installments as elected by the participants.
Pension Plans
Our retiree benefit plans include defined benefit plans for employees in our affiliates in Switzerland and Germany as well as other insignificant defined benefit plans in certain other countries in which we maintain an operating presence.
Our Swiss plan is a government-mandated retirement fund that provides employees with a minimum investment return. The minimum investment return is determined annually by Swiss government and was 1.75% in 2014 and 1.5% in 2013 and 2012, respectively. Under this plan, both we and certain of our employees with annual earnings in excess of government determined amounts are required to make contributions into a fund managed by an independent investment fiduciary. Employer contributions must be in an amount at least equal to the employee’s contribution. Minimum employee contributions are based on the respective employee’s age, salary, and gender. As of December 31, 2014 and 2013, the Plan had an unfunded net pension obligation of approximately $31.9 million and $22.6 million, respectively, and plan assets which totaled approximately $43.9 million and $38.1 million, respectively. In 2014, 2013 and 2012, we recognized expense totaling $9.8 million, $10.9 million and $3.8 million, respectively, related to our Swiss plan.
The obligations under the German plan are unfunded and totaled $24.8 million and $20.0 million as of December 31, 2014 and 2013, respectively. Net periodic pension cost related to the German plan totaled $3.5 million, $3.3 million and $1.9 million for the years ended December 31, 2014, 2013 and 2012, respectively.

25.	Segment Information
We operate as one operating segment, which is focused on discovering, developing, manufacturing and delivering therapies for neurological, autoimmune and hematologic disorders, and, therefore, our chief operating decision-maker manages the operations of our company as a single operating segment. Enterprise-wide disclosures about product revenues, other revenues and long-lived assets by geographic area and information relating to major customers are presented below. Revenues are primarily attributed to individual countries based on location of the customer or licensee.
Revenue by product is summarized as follows:

	For the Years Ended December 31,
	2014			2013			2012
(In millions)	United States	Rest of World	Total	United States	Rest of World	Total	United States	Rest of World	Total
Multiple Sclerosis (MS):
AVONEX	$1,956.7	$1,056.4	$3,013.1	$1,902.4	$1,103.1	$3,005.5	$1,793.7	$1,119.4	$2,913.1
PLEGRIDY	27.8	16.7	44.5	—	—	—	—	—	—
TECFIDERA	2,426.6	482.6	2,909.2	864.4	11.7	876.1	—	—	—
TYSABRI	1,025.1	934.4	1,959.5	814.2	712.3	1,526.5	383.1	752.8	1,135.9
FAMPYRA	—	80.2	80.2	—	74.0	74.0	—	57.4	57.4
Hemophilia:
ALPROLIX	72.1	3.9	76.0	—	—	—	—	—	—
ELOCTATE	58.4	—	58.4	—	—	—	—	—	—
Other product revenues:
FUMADERM	—	62.5	62.5	—	60.2	60.2	—	59.7	59.7
Total product revenues	$5,566.7	$2,636.7	$8,203.4	$3,581.0	$1,961.3	$5,542.3	$2,176.8	$1,989.3	$4,166.1

BIOGEN IDEC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Geographic Information
The following tables contain certain financial information by geographic area:

December 31, 2014 (In millions)	U.S.	Europe(1)	Germany	Asia	Other	Total
Product revenues from external customers	$5,566.7	$1,383.9	$811.8	$112.8	$328.2	$8,203.4
Revenues from unconsolidated joint business	$1,117.1	$7.7	$—	$—	$70.6	$1,195.4
Other revenues from external customers	$212.6	$31.6	$1.8	$58.5	$—	$304.5
Long-lived assets	$1,055.5	$701.9	$2.5	$2.6	$3.2	$1,765.7

December 31, 2013 (In millions)	U.S.	Europe(1)	Germany	Asia	Other	Total
Product revenues from external customers	$3,581.0	$1,170.2	$417.7	$93.2	$280.2	$5,542.3
Revenues from unconsolidated joint business	$1,087.3	$1.6	$—	$3.2	$33.9	$1,126.0
Other revenues from external customers	$193.5	$26.1	$1.2	$43.1	$—	$263.9
Long-lived assets	$984.4	$758.3	$2.5	$2.1	$3.3	$1,750.7

December 31, 2012 (In millions)	U.S.	Europe(1)	Germany	Asia	Other	Total
Product revenues from external customers	$2,176.8	$1,216.2	$409.2	$93.2	$270.7	$4,166.1
Revenues from unconsolidated joint business	$1,033.3	$14.3	$—	$27.5	$62.8	$1,137.9
Other revenues from external customers	$170.2	$27.9	$1.1	$13.3	$—	$212.5
Long-lived assets	$996.6	$738.6	$1.9	$2.9	$2.2	$1,742.2

(1)	Represents amounts related to Europe less those attributable to Germany.
Revenues from Unconsolidated Joint Business
Approximately 12%, 16% and 21% of our total revenues in 2014, 2013 and 2012, respectively, are derived from our joint business arrangement with Genentech. For additional information related to our collaboration with Genentech, please read Note 20, Collaborative and Other Relationships to these consolidated financial statements.
Significant Customers
We recorded revenue from two wholesalers accounting for 33% and 27% of gross product revenues in 2014, 32% and 24% of gross product revenues in 2013, and 20% and 10% of gross product revenues in 2012, respectively.
Other
As of December 31, 2014, 2013 and 2012, approximately $676.0 million, $731.1 million and $713.4 million, respectively, of our long-lived assets were related to our manufacturing facilities in Denmark. For 2014 compared to 2013, the decrease in the balance of our manufacturing facilities in Denmark was due to foreign currency exchange rates.

BIOGEN IDEC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

26.	Quarterly Financial Data (Unaudited)

(In millions, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
2014	(a)	(b) (c)	(b)	(b)
Product revenues	$1,742.8	$2,056.3	$2,117.3	$2,287.0	$8,203.4
Unconsolidated joint business revenues	$296.9	$303.3	$290.7	$304.5	$1,195.4
Other revenues	$90.1	$61.9	$103.4	$49.2	$304.5
Total revenues	$2,129.8	$2,421.5	$2,511.4	$2,640.7	$9,703.3
Gross profit (1)	$1,850.5	$2,129.6	$2,208.8	$2,343.4	$8,532.3
Net income	$479.7	$723.1	$856.1	$882.6	$2,941.6
Net income attributable to Biogen Idec Inc.	$480.0	$714.5	$856.9	$883.5	$2,934.8
Basic earnings per share attributable to Biogen Idec Inc.	$2.03	$3.02	$3.63	$3.75	$12.42
Diluted earnings per share attributable to Biogen Idec Inc.	$2.02	$3.01	$3.62	$3.74	$12.37

(In millions, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
2013	(d)	(e)	(e) (f)	(e)
Product revenues	$1,095.8	$1,385.9	$1,453.6	$1,607.1	$5,542.3
Unconsolidated joint business revenues	$264.6	$288.8	$303.2	$269.4	$1,126.0
Other revenues	$54.7	$48.8	$71.0	$89.4	$263.9
Total revenues	$1,415.1	$1,723.5	$1,827.8	$1,965.9	$6,932.2
Gross profit (1)	$1,281.4	$1,492.8	$1,593.1	$1,707.3	$6,074.5
Net income	$426.7	$490.7	$487.6	$457.3	$1,862.3
Net income attributable to Biogen Idec Inc.	$426.7	$490.7	$487.6	$457.3	$1,862.3
Basic earnings per share attributable to Biogen Idec Inc.	$1.80	$2.07	$2.06	$1.94	$7.86
Diluted earnings per share attributable to Biogen Idec Inc.	$1.79	$2.06	$2.05	$1.92	$7.81
(1) Gross profit is calculated as total revenues minus cost of sales, excluding amortization of acquired intangible assets.
Full year amounts may not sum due to rounding.

(a)
Net income and net income attributable to Biogen Idec Inc., for the first quarter of 2014, includes charges to research and development expense of $117.7 million recorded upon entering into the collaboration agreement with Eisai.

(b)
Product revenues and total revenues for the second, third and fourth quarters of 2014 includes net revenues related to ALPROLIX, ELOCTATE and PLEGRIDY. Commercial sales of ALPROLIX commenced in the second quarter of 2014 and commercial sales of ELOCTATE and PLEGRIDY commenced in the third quarter of 2014.

(c)	Product revenues and total revenues for the second quarter of 2014 includes the recognition of $53.5 million of revenue previously deferred in Italy relating to the pricing agreement with AIFA.

(d)	Our share of revenues from unconsolidated joint business reflects a charge of $41.5 million for damages and interest awarded to Hoechst in Genentech's arbitration with Hoechst for RITUXAN.

(e)
Product revenues and total revenues for the second, third and fourth quarters of 2013 includes 100% of net revenues related to sales of TYSABRI as a result of our acquisition of all remaining rights to TYSABRI from Elan on April 2, 2013 and net revenues related to sales of TECFIDERA, which was approved by the FDA in March 2013 and commenced commercial sales in April 2013.

(f)
Net income and net income attributable to Biogen Idec Inc., for the third quarter of 2013, includes a charge to research and development expense of $75.0 million related to an upfront payment made in connection with our collaboration agreement entered into with Isis.

BIOGEN IDEC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

27.  Subsequent Events
Convergence Pharmaceuticals
On January 11, 2015, we announced that we plan to acquire Convergence Pharmaceuticals (Convergence), a clinical-stage biopharmaceutical company with a focus on developing ion channel-modulating product candidates for neuropathic pain. The acquisition will be centered on the development of Convergence’s Phase 2 clinical candidate (CNV1014802), which has demonstrated clinical activity in proof of concept studies for trigeminal neuralgia (TGN), a chronic orphan disease consisting of debilitating, episodic facial pain. Additionally, CNV1014802 has demonstrated proof of concept for treating pain associated with lumbosacral radiculopathy, more commonly known as sciatica, and has potential applicability in several other neuropathic pain states.
Under the terms of the transaction, we will pay Convergence shareholders an upfront payment of $200.0 million. Convergence shareholders are eligible to receive additional payments up to $475.0 million contingent on future milestones.
Completion of the transaction is subject to customary closing conditions, including antitrust clearance in the U.S. under the Hart-Scott-Rodino Antitrust Improvements Act of 1976.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Biogen Idec Inc.
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, equity and cash flows present fairly, in all material respects, the financial position of Biogen Idec Inc. and its subsidiaries at December 31, 2014 and December 31, 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
February 4, 2015

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

10.6*	Biogen Idec Inc. 2008 Amended and Restated Omnibus Equity Plan. Filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.
10.7*	Form of performance unit award agreement under the Biogen Idec Inc. 2008 Omnibus Equity Plan. Filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.
10.8*	Form of market stock unit award agreement under the Biogen Idec Inc. 2008 Omnibus Equity Plan. Filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.
10.9*	Form of restricted stock unit award agreement under the Biogen Idec Inc. 2008 Omnibus Equity Plan. Filed as Exhibit 10.1 to our Current Report on Form 8-K filed on August 1, 2008.
10.10*	Form of nonqualified stock option award agreement under the Biogen Idec Inc. 2008 Omnibus Equity Plan. Filed as Exhibit 10.2 to our Current Report on Form 8-K filed on August 1, 2008.
10.11*
Form of cash-settled performance shares award agreement under the Biogen Idec Inc. 2008 Omnibus Equity Plan. Filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.

10.12*	Form of performance shares award agreement under the Biogen Idec Inc. 2008 Omnibus Equity Plan. Filed as Exhibit 10.12 to our Annual Report on Form 10-K for the year ended December 31, 2013.
10.13*	Form of market stock unit award agreement under the Biogen Idec Inc. 2008 Omnibus Equity Plan. Filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.
10.14*	Biogen Idec Inc. 2006 Non-Employee Directors Equity Plan, as amended. Filed as Appendix A to our Definitive Proxy Statement on Schedule 14A filed on April 28, 2010.
10.15*	Amendment to Biogen Idec Inc. 2006 Non-Employee Directors Equity Plan dated June 1, 2011. Filed as Exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.
10.16*	Biogen Idec Inc. 2005 Omnibus Equity Plan. Filed as Appendix A to our Definitive Proxy Statement on Schedule 14A filed on April 15, 2005.

A- 1

Exhibit No.	Description
10.17*	Amendment No. 1 to the Biogen Idec Inc. 2005 Omnibus Equity Plan dated April 4, 2006. Filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.
10.18*	Amendment No. 2 to the Biogen Idec Inc. 2005 Omnibus Equity Plan dated February 12, 2007. Filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.
10.19*	Amendment to the Biogen Idec Inc. 2005 Omnibus Equity Plan dated April 18, 2008. Filed as Exhibit 10.7 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.
10.20*	Amendment to Biogen Idec Inc. 2005 Omnibus Equity Plan dated October 13, 2008. Filed as Exhibit 10.30 to our Annual Report on Form 10-K for the year ended December 31, 2008.
10.21*	Biogen Idec Inc. 2003 Omnibus Equity Plan. Filed as Exhibit 10.73 to our Current Report on Form 8-K filed on November 12, 2003.
10.22*	Amendment to Biogen Idec Inc. 2003 Omnibus Equity Plan. Filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.
10.23*	Amendment to Biogen Idec Inc. 2003 Omnibus Equity Plan dated April 18, 2008. Filed as Exhibit 10.6 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.
10.24*	Amendment to Biogen Idec Inc. 2003 Omnibus Equity Plan dated October 13, 2008. Filed as Exhibit 10.34 to our Annual Report on Form 10-K for the year ended December 31, 2008.
10.25*	Biogen Idec Inc. 1995 Employee Stock Purchase Plan as amended and restated effective April 6, 2005. Filed as Appendix B to our Definitive Proxy Statement on Schedule 14A filed on April 15, 2005.
10.26*	Biogen Idec Inc. 2008 Performance-Based Management Incentive Plan. Filed as Appendix B to Biogen Idec’s Definitive Proxy Statement on Schedule 14A filed on May 8, 2008.
10.27*	Voluntary Executive Supplemental Savings Plan, as amended and restated effective January 1, 2004. Filed as Exhibit 10.13 to our Annual Report on Form 10-K for the year ended December 31, 2003.
10.28*	Supplemental Savings Plan, as amended and restated effective January 1, 2012. Filed as Exhibit 10.39 to our Annual Report on Form 10-K for the year ended December 31, 2011.
10.29*	Voluntary Board of Directors Savings Plan, as amended and restated effective January 1, 2012. Filed as Exhibit 10.40 to our Annual Report on Form 10-K for the year ended December 31, 2011.
10.30*
Biogen Idec Inc. Executive Severance Policy — U.S. Executive Vice President, as amended effective January 1, 2014. Filed as Exhibit 10.39 to our Annual Report on Form 10-K for the year ended December 31, 2013.

10.31*
Biogen Idec Inc. Executive Severance Policy — International Executive Vice President, as amended effective January 1, 2014. Filed as Exhibit 10.40 Annual Report on Form 10-K for the year ended December 31, 2013.

10.32*
Biogen Idec Inc. Executive Severance Policy — U.S. Senior Vice President, as amended effective October 13, 2008. Filed as Exhibit 10.53 to our Annual Report on Form 10-K for the year ended December 31, 2008.

10.33*
Biogen Idec Inc. Executive Severance Policy — International Senior Vice President, as amended effective October 13, 2008. Filed as Exhibit 10.54 to our Annual Report on Form 10-K for the year ended December 31, 2008.

10.34*	Annual Retainer Summary for Board of Directors. Filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2014.
10.35*	Form of indemnification agreement for directors and executive officers. Filed as Exhibit 10.1 to our Current Report on Form 8-K filed on June 7, 2011.
10.36*	Employment Agreement between Biogen Idec and George A. Scangos amended as of August 23, 2013. Filed as Exhibit 10.1 to our Current Report on Form 8-K filed on August 26, 2013.
10.37*	Letter regarding employment arrangement of Paul J. Clancy dated August 17, 2007. Filed as Exhibit 10.49 to our Annual Report on Form 10-K for the year ended December 31, 2007.
10.38*	Letter regarding employment arrangement of Douglas E. Williams dated December 7, 2010. Filed as Exhibit 10.57 to our Annual Report on Form 10-K for the year ended December 31, 2011.
10.39*	Letter regarding employment arrangement of Steven H. Holtzman dated November 19, 2010. Filed as Exhibit 10.58 to our Annual Report on Form 10-K for the year ended December 31, 2011.
10.40*	Letter regarding employment arrangement of Kenneth DiPietro dated December 12, 2011. Filed as Exhibit 10.49 to our Annual Report on Form 10-K for the year ended December 31, 2012.
10.41*	Letter regarding employment arrangement of Alfred Sandrock. Filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.

A- 2

Exhibit No.	Description
10.42*	Letter agreement regarding separation arrangement of Raymond Pawlicki dated November 5, 2013. Filed as Exhibit 10.51 to our Annual Report on Form 10-K for the year ended December 31, 2013.
10.43*+	Letter regarding employment arrangement of Adam Koppel.
10.44*+	Letter regarding employment arrangement of Adriana Karaboutis.
21	Subsidiaries. Filed as Exhibit 21 to our annual report on Form 10-K for the year ended December 31, 2012.
23+	Consent of PricewaterhouseCoopers LLP, an Independent Registered Public Accounting Firm.
31.1+	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1++	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101++
The following materials from Biogen Idec Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Equity and (vi) Notes to Consolidated Financial Statements.

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