Form 10-Q
period 2015-03-31
BIOGEN INC.
filed 2015-04-24
CIK 875045

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 0-19311

BIOGEN INC.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒
The number of shares of the issuer’s Common Stock, $0.0005 par value, outstanding as of April 17, 2015, was 235,229,512 shares.

BIOGEN INC.
FORM 10-Q — Quarterly Report
For the Quarterly Period Ended March 31, 2015

NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements that are being made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995 (the “Act”) with the intention of obtaining the benefits of the “Safe Harbor” provisions of the Act. These forward-looking statements may be accompanied by such words as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “potential,” “project,” “target,” “will” and other words and terms of similar meaning. Reference is made in particular to forward-looking statements regarding:

•
the anticipated amount, timing and accounting of revenues, contingent payments, milestone, royalty and other payments under licensing, collaboration or acquisition agreements, tax positions and contingencies, collectability of receivables, pre-approval inventory, cost of sales, research and development costs, compensation and other expenses, amortization of intangible assets, foreign currency exchange risk, estimated fair value of assets and liabilities, and impairment assessments;

•	expectations relating to sales, growth and pricing of our marketed products;

•	the potential impact of increased product competition in the markets in which we compete;

•
the timing, outcome and impact of administrative, regulatory, legal and other proceedings related to patents and other proprietary and intellectual property rights, tax audits, assessments and settlements, pricing matters, sales and promotional practices, product liability and other matters;

•	the costs, timing, potential approval and therapeutic scope of the development and commercialization of our pipeline products;

•	our intent to commit resources for research and development opportunities;

•	the impact of the continued uncertainty of the credit and economic conditions in certain countries in Europe and our collection of accounts receivable in such countries;

•	our ability to finance our operations and business initiatives and obtain funding for such activities; and

•	the impact of new laws and accounting standards.
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
NOTE REGARDING COMPANY AND PRODUCT REFERENCES
Throughout this report, “Biogen,” the “Company,” “we,” “us” and “our” refer to Biogen Inc. (formerly Biogen Idec Inc.) and its consolidated subsidiaries. References to “RITUXAN” refer to both RITUXAN (the trade name for rituximab in the U.S., Canada and Japan) and MabThera (the trade name for rituximab outside the U.S., Canada and Japan), and “ANGIOMAX” refers to both ANGIOMAX (the trade name for bivalirudin in the U.S., Canada and Latin America) and ANGIOX (the trade name for bivalirudin in Europe).
NOTE REGARDING TRADEMARKS
ALPROLIX®, AVONEX®, ELOCTATE®, PLEGRIDY®, RITUXAN®, TECFIDERA® and TYSABRI® are registered trademarks of Biogen. ELOCTATM, FUMADERMTM and ZINBRYTATM are trademarks of Biogen. The following are trademarks of the respective companies listed: ANGIOMAX® and ANGIOXTM — The Medicines Company; ARZERRA® — Glaxo Group Limited; BENLYSTA® — GlaxoSmithKline Intellectual Property Limited; BETASERON®— Bayer Pharma AG; EXTAVIA® — Novartis AG; FAMPYRATM — Acorda Therapeutics, Inc.; GAZYVA® —  Genentech, Inc.; and REBIF® — Ares Trading S.A.

PART I FINANCIAL INFORMATION

BIOGEN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited, in thousands, except per share amounts)

	For the Three Months Ended March 31,
	2015	2014
Revenues:
Product, net	$2,172,322	$1,742,765
Unconsolidated joint business	330,611	296,885
Other	52,030	90,101
Total revenues	2,554,963	2,129,751
Cost and expenses:
Cost of sales, excluding amortization of acquired intangible assets	312,431	279,245
Research and development	460,549	528,884
Selling, general and administrative	560,361	511,674
Amortization of acquired intangible assets	95,903	143,258
(Gain) loss on fair value remeasurement of contingent consideration	7,844	(799)
Total cost and expenses	1,437,088	1,462,262
Gain on sale of rights	—	3,859
Income from operations	1,117,875	671,348
Other income (expense), net	(14,986)	(5,601)
Income before income tax expense and equity in loss of investee, net of tax	1,102,889	665,747
Income tax expense	281,881	178,414
Equity in loss of investee, net of tax	834	7,605
Net income	820,174	479,728
Net income (loss) attributable to noncontrolling interests, net of tax	(2,367)	(228)
Net income attributable to Biogen Inc.	$822,541	$479,956
Net income per share:
Basic earnings per share attributable to Biogen Inc.	$3.50	$2.03
Diluted earnings per share attributable to Biogen Inc.	$3.49	$2.02
Weighted-average shares used in calculating:
Basic earnings per share attributable to Biogen Inc.	234,995	236,786
Diluted earnings per share attributable to Biogen Inc.	235,630	237,849

See accompanying notes to these unaudited condensed consolidated financial statements.

BIOGEN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	For the Three Months Ended March 31,
	2015	2014
Net income attributable to Biogen Inc.	$822,541	$479,956
Other comprehensive income:
Unrealized gains (losses) on securities available for sale, net of tax of $766 and $1,014 for the three months ended March 31, 2015 and 2014, respectively	1,299	1,725
Unrealized gains (losses) on foreign currency forward contracts, net of tax of $412 and $265 for the three months ended March 31, 2015 and 2014, respectively	87,246	5,791
Unrealized gains (losses) on pension benefit obligation	1,258	817
Currency translation adjustment	(100,853)	(2,944)
Total other comprehensive income (loss), net of tax	(11,050)	5,389
Comprehensive income attributable to Biogen Inc.	811,491	485,345
Comprehensive income (loss) attributable to noncontrolling interests, net of tax	(2,267)	(228)
Comprehensive income	$809,224	$485,117

See accompanying notes to these unaudited condensed consolidated financial statements.

BIOGEN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except per share amounts)

	As of March 31, 2015	As of December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$1,478,051	$1,204,924
Marketable securities	673,946	640,460
Accounts receivable, net	1,389,995	1,292,445
Due from unconsolidated joint business, net	311,956	283,360
Inventory	825,349	804,022
Other current assets	579,599	447,462
Total current assets	5,258,896	4,672,673
Marketable securities	1,377,325	1,470,652
Property, plant and equipment, net	1,739,628	1,765,683
Intangible assets, net	4,353,123	4,028,507
Goodwill	1,849,852	1,760,249
Investments and other assets	640,630	618,795
Total assets	$15,219,454	$14,316,559
LIABILITIES AND EQUITY
Current liabilities:
Current portion of notes payable	$3,254	$3,136
Taxes payable	322,075	168,058
Accounts payable	236,128	229,178
Accrued expenses and other	1,384,774	1,819,334
Total current liabilities	1,946,231	2,219,706
Notes payable	580,672	582,061
Long-term deferred tax liability	130,564	50,656
Other long-term liabilities	892,529	650,096
Total liabilities	3,549,996	3,502,519
Commitments and contingencies
Equity:
Biogen Inc. shareholders’ equity
Preferred stock, par value $0.001 per share	—	—
Common stock, par value $0.0005 per share	129	129
Additional paid-in capital	4,242,426	4,196,156
Accumulated other comprehensive loss	(70,538)	(59,488)
Retained earnings	10,106,460	9,283,919
Treasury stock, at cost	(2,611,706)	(2,611,706)
Total Biogen Inc. shareholders’ equity	11,666,771	10,809,010
Noncontrolling interests	2,687	5,030
Total equity	11,669,458	10,814,040
Total liabilities and equity	$15,219,454	$14,316,559

See accompanying notes to these unaudited condensed consolidated financial statements.

BIOGEN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	For the Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net income	$820,174	$479,728
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	147,937	190,963
Share-based compensation	52,063	46,340
Deferred income taxes	16,739	(79,558)
Other	(32,921)	(71,476)
Changes in operating assets and liabilities, net:
Accounts receivable	(128,287)	(197,685)
Inventory	(21,507)	(16,980)
Accrued expenses and other current liabilities	(205,467)	(171,368)
Current taxes payable	154,017	(18,640)
Other changes in operating assets and liabilities, net	(69,711)	(56,698)
Net cash flows provided by operating activities	733,037	104,626
Cash flows from investing activities:
Proceeds from sales and maturities of marketable securities	373,563	757,512
Purchases of marketable securities	(322,958)	(666,211)
Acquisitions of business, net of cash acquired	(198,798)	—
Purchases of property, plant and equipment	(97,830)	(54,306)
Contingent consideration related to Fumapharm AG acquisition	(250,000)	(25,000)
Other	(6,748)	(6,002)
Net cash flows provided by (used in) investing activities	(502,771)	5,993
Cash flows from financing activities:
Proceeds from issuance of stock for share-based compensation arrangements	25,614	22,363
Excess tax benefit from stock options	66,429	79,456
Other	(11,287)	13,056
Net cash flows provided by financing activities	80,756	114,875
Net increase in cash and cash equivalents	311,022	225,494
Effect of exchange rate changes on cash and cash equivalents	(37,895)	545
Cash and cash equivalents, beginning of the period	1,204,924	602,562
Cash and cash equivalents, end of the period	$1,478,051	$828,601

See accompanying notes to these unaudited condensed consolidated financial statements.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.    Summary of Significant Accounting Policies
Business Overview
Biogen is a global biopharmaceutical company focused on discovering, developing, manufacturing and delivering therapies for neurological, autoimmune and hematologic disorders. Our principal marketed products include AVONEX, PLEGRIDY, TECFIDERA, TYSABRI, and FAMPYRA for multiple sclerosis (MS), ALPROLIX for hemophilia B and ELOCTATE for hemophilia A. We also collaborate on the development and commercialization of RITUXAN for the treatment of non-Hodgkin's lymphoma, chronic lymphocytic leukemia and other conditions and share profits and losses for GAZYVA which is approved for the treatment of chronic lymphocytic leukemia.
Basis of Presentation
In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of our financial statements for interim periods in accordance with accounting principles generally accepted in the United States (U.S. GAAP). The information included in this quarterly report on Form 10-Q should be read in conjunction with our consolidated financial statements and the accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2014 (2014 Form 10-K). Our accounting policies are described in the “Notes to Consolidated Financial Statements” in our 2014 Form 10-K and updated, as necessary, in this Form 10-Q. The year-end condensed consolidated balance sheet data presented for comparative purposes was derived from our audited financial statements, but does not include all disclosures required by U.S. GAAP. The results of operations for the three months ended March 31, 2015, are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.
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
Property, Plant and Equipment
Property, plant and equipment are recorded at cost, net of accumulated depreciation. Accumulated depreciation on property, plant and equipment was $1,217.8 million and $1,186.4 million as of March 31, 2015 and December 31, 2014, respectively.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

2.    Acquisitions
Convergence Pharmaceuticals
On February 12, 2015, we completed our acquisition of all of the outstanding stock of Convergence Pharmaceuticals (Convergence), a clinical-stage biopharmaceutical company with a focus on developing product candidates for neuropathic pain. Convergence’s lead candidate is its Phase 2 clinical candidate (CNV1014802), which has demonstrated clinical activity in proof-of-concept studies for trigeminal neuralgia (TGN), a chronic orphan disease. Additionally, CNV1014802 has potential applicability in several other neuropathic pain states.
The purchase price consisted of a $200.1 million cash payment at closing, plus contingent consideration in the form of development and approval milestones up to a maximum of $450.0 million, of which $350.0 million is associated with the development and approval of CNV1014802 for the treatment of TGN. The acquisition was funded from our existing cash on hand and has been accounted for as the acquisition of a business. In addition to obtaining the rights to CNV1014802 and additional product candidates in preclinical development, we retained the services of key employees of Convergence.
Upon acquisition, we recorded a liability of $238.5 million representing the fair value of the contingent consideration. This amount was estimated through a valuation model that incorporates industry-based probability adjusted assumptions relating to the achievement of these milestones and thus the likelihood of making the contingent payments. This fair value measurement is based upon significant inputs not observable in the market and therefore represents a Level 3 measurement. Subsequent changes in the fair value of this obligation will be recognized as adjustments to contingent consideration and reflected within our condensed consolidated statements of income. For additional information related to our fair value of this obligation, please read Note 7, Fair Value Measurements to these condensed consolidated financial statements.
The purchase price consists of the following:

(In millions)
Cash portion of consideration	$200.1
Contingent consideration	238.5
Total purchase price	$438.6
The following table summarizes the estimated fair values of the separately identifiable assets acquired and liabilities assumed as of February 12, 2015:

(In millions)
In-process research and development	$424.6
Other intangible assets	7.6
Goodwill	92.3
Deferred tax liability	(84.9)
Other, net	(1.0)
Total purchase price	$438.6
Our preliminary estimate of the fair value of the specifically identifiable assets acquired and liabilities assumed as of the date of acquisition is subject to the finalization of management’s analysis related to certain matters, such as finalizing our assessment of the intangible assets acquired and filing Convergence's final tax return. The final determination of these fair values will be completed as additional information becomes available but no later than one year from the acquisition date. Although the final determination may result in asset and liability fair values that are different than the preliminary estimates of these amounts included herein, it is not expected that those differences will be material to our financial position.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

Our estimate of the fair value of the in-process research and development (IPR&D) programs acquired was determined through a probability adjusted cash flow analysis based on probability weighted net cash flow utilizing a discount rate of 11%. This valuation was primarily driven by the value associated with the lead candidate, CNV1014802, which is in development for the treatment of TGN and is expected to be completed no earlier than 2020, at a remaining cost of approximately $143.0 million. The fair value associated with CNV1014802 for the treatment of TGN was $170.0 million. We have recorded additional IPR&D assets related to the use of CNV1014802 in two additional neuropathic pain indications. The remaining costs of development for these two indications is approximately $446.0 million, with an expected completion of date of no earlier than 2022. These fair value measurements were based on significant inputs not observable in the market and thus represents Level 3 fair value measurements.
The goodwill recognized is largely attributable to establishing a deferred tax liability for the acquired IPR&D intangible assets which have no tax basis. The goodwill is not tax deductible.
Pro forma results of operations would not be materially different as a result of the acquisition of Convergence and therefore are not presented. Subsequent to the acquisition date, our results of operations include the results of operations of Convergence.
3.    Accounts Receivable
Our accounts receivable primarily arise from product sales in the U.S. and Europe and mainly represent amounts due from our wholesale distributors, public hospitals and other government entities. Concentrations of credit risk with respect to our accounts receivable, which are typically unsecured, are limited due to the wide variety of customers and markets using our products, as well as their dispersion across many different geographic areas. The majority of our accounts receivable have standard payment terms which generally require payment within 30 to 90 days. We monitor the financial performance and credit worthiness of our customers so that we can properly assess and respond to changes in their credit profile. We provide reserves against trade receivables for estimated losses that may result from a customer’s inability to pay. Amounts determined to be uncollectible are charged or written-off against the reserve. To date, our historical reserves and write-offs of accounts receivable have not been significant.
The credit and economic conditions within Spain and Portugal, among other members of the E.U. continue to remain uncertain. Uncertain credit and economic conditions have generally led to a lengthening of time to collect our accounts receivable in these countries. In Portugal and select regions in Spain, where our collections have slowed and a significant portion of these receivables are routinely being collected beyond our contractual payment terms and over periods in excess of one year, we have discounted our receivables and reduced related revenues based on the period of time that we estimate those amounts will be paid, to the extent such period exceeds one year, using the country’s market-based borrowing rate for such period. The related receivables are classified at the time of sale as non-current assets. We accrete interest income on these receivables, which is recognized as a component of other income (expense), net within our condensed consolidated statements of income.
Our net accounts receivable balances from product sales in selected European countries are summarized as follows:

	As of March 31, 2015
(In millions)	Current Balance Included within Accounts Receivable, net	Non-Current Balance Included within Investments and Other Assets	Total
Spain	$71.1	$2.2	$73.3
Portugal	$12.9	$7.7	$20.6

	As of December 31, 2014
(In millions)	Current Balance Included within Accounts Receivable, net	Non-Current Balance Included within Investments and Other Assets	Total
Spain	$62.5	$5.0	$67.5
Portugal	$15.1	$7.6	$22.7

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

Approximately $11.4 million and $11.1 million of the total net accounts receivable balances for these countries were overdue more than one year as of March 31, 2015 and December 31, 2014, respectively.
Pricing of TYSABRI in Italy - AIFA
In the fourth quarter of 2011, Biogen Italia SRL (formerly Biogen Idec Italia SRL), our Italian subsidiary, received notice from the Italian National Medicines Agency (Agenzia Italiana del Farmaco or AIFA) that sales of TYSABRI after mid-February 2009 exceeded a reimbursement limit established pursuant to a Price Determination Resolution granted by AIFA in December 2006. In December 2011, we filed an appeal against AIFA in administrative court in Rome, Italy seeking a ruling that the reimbursement limit is unenforceable. That appeal is pending.
In June 2014, AIFA approved a resolution, effective for a 24 month term, setting the price for TYSABRI in Italy. This resolution also eliminated the reimbursement limit from February 2013 going forward. As a result, in June 2014, we recognized $53.5 million of TYSABRI revenues related to the periods beginning February 2013 that were previously deferred. AIFA and Biogen Italia SRL remain in discussions for a possible resolution for the period from mid-February 2009 through January 2013. In October 2014, we proposed a settlement to resolve all of AIFA's claims relating to sales of TYSABRI in excess of the reimbursement limit for this period for an aggregate lump sum repayment of EUR35.6 million. We have approximately EUR75 million recorded as accrued expenses and deferred revenue within our condensed consolidated balance sheets for this matter.
For information relating to our agreement with AIFA relating to sales of TYSABRI in Italy, please read Note 4, Accounts Receivable to our consolidated financial statements included within our 2014 Form 10-K.
4.    Reserves for Discounts and Allowances
An analysis of the change in reserves for discounts and allowances is summarized as follows:

(In millions)	Discounts	Contractual Adjustments	Returns	Total
Balance, as of December 31, 2014	$47.6	$387.1	$49.1	$483.8
Current provisions relating to sales in current year	101.8	441.2	10.2	553.2
Adjustments relating to prior years	(2.4)	(10.2)	(5.9)	(18.5)
Payments/credits relating to sales in current year	(50.3)	(166.7)	(0.7)	(217.7)
Payments/credits relating to sales in prior years	(41.3)	(170.7)	(4.6)	(216.6)
Balance, as of March 31, 2015	$55.4	$480.7	$48.1	$584.2
The total reserves above, included in our condensed consolidated balance sheets, are summarized as follows:

(In millions)	As of March 31, 2015	As of December 31, 2014
Reduction of accounts receivable	$144.9	$124.6
Component of accrued expenses and other	439.3	359.2
Total reserves	$584.2	$483.8

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

5.    Inventory
The components of inventory are summarized as follows:

(In millions)	As of March 31, 2015	As of December 31, 2014
Raw materials	$139.7	$128.3
Work in process	513.1	511.5
Finished goods	172.6	164.2
Total inventory	$825.3	$804.0
6.    Intangible Assets and Goodwill
Intangible Assets
Intangible assets, net of accumulated amortization, impairment charges and adjustments, are summarized as follows:

		As of March 31, 2015			As of December 31, 2014
(In millions)	Estimated Life	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Out-licensed patents	13-23 years	$543.3	$(487.8)	$55.5	$543.3	$(481.7)	$61.6
Developed technology	15-23 years	3,005.3	(2,447.5)	557.8	3,005.3	(2,396.8)	608.5
In-process research and development	Indefinite until commercialization	726.1	—	726.1	314.1	—	314.1
Trademarks and tradenames	Indefinite	64.0	—	64.0	64.0	—	64.0
Acquired and in-licensed rights and patents	6-17 years	3,288.9	(339.2)	2,949.7	3,280.4	(300.1)	2,980.3
Total intangible assets		$7,627.6	$(3,274.5)	$4,353.1	$7,207.1	$(3,178.6)	$4,028.5
For the three months ended March 31, 2015, amortization of acquired intangible assets totaled $95.9 million, as compared to $143.3 million in the prior year comparative period. The decrease in amortization of acquired intangible assets was primarily driven by a $34.7 million impairment charge recorded in the first quarter of 2014 related to one of our out-licensed patents, higher expected lifetime revenues of TYSABRI and a decrease in AVONEX revenues during the quarter.
Developed Technology
Developed technology primarily relates to our AVONEX product, which was recorded in connection with the merger of Biogen, Inc. and IDEC Pharmaceuticals Corporation in 2003. The net book value of this asset as of March 31, 2015 was $548.7 million. We amortize this intangible asset using the economic consumption method based on actual and expected revenues generated from the sales of our AVONEX product.
In-process Research and Development (IPR&D)
IPR&D represents the fair value assigned to research and development assets that we acquire that have not reached technological feasibility at the date of acquisition. Upon commercialization, we determine the estimated useful life. In connection with our acquisition of Convergence in February 2015, we acquired IPR&D programs with an estimated fair value of $424.6 million. For a more detailed description of this transaction, please read Note 2, Acquisitions to these condensed consolidated financial statements.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

Acquired and In-licensed Rights and Patents
Acquired and in-licensed rights and patents primarily relate to our acquisition of the TYSABRI rights from Elan Corporation plc (Elan). Elan was acquired by Perrigo Company plc (Perrigo) in December 2013. The net book value of this asset as of March 31, 2015 was $2,886.6 million. We amortize this intangible asset over the estimated useful life using an economic consumption method based on actual and expected revenues generated from the sales of our TYSABRI product.
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
Our most recent long range planning cycle was updated in the third quarter of 2014. Our analysis included an increase in the expected future product revenues of TYSABRI, resulting in a decrease in the rate of amortization expense as compared to prior quarters. Our analysis also included a decrease in the expected future product revenues of AVONEX, resulting in an increase in the rate of amortization expense as compared to prior quarters. The results of our TYSABRI and AVONEX analyses were impacted by changes in the estimated impact of TECFIDERA, as well as other existing and potential oral and alternative MS formulations, including PLEGRIDY, that may compete with TYSABRI and AVONEX. Based upon this recent analysis, the estimated future amortization for acquired intangible assets is expected to be as follows:

(In millions)	As of March 31, 2015
2015 (remaining nine months)	$269.0
2016	313.3
2017	286.1
2018	281.6
2019	270.4
2020	263.4
Total	$1,683.8
Goodwill
The following table provides a roll forward of the changes in our goodwill balance:

(In millions)	As of March 31, 2015
Goodwill, beginning of period	$1,760.2
Increase to goodwill	92.3
Other	(2.7)
Goodwill, end of period	$1,849.9
The increase in goodwill during the three months ended March 31, 2015 was related to our acquisition of Convergence. Other includes changes related to foreign exchange. For additional information related to this transaction, please read Note 2, Acquisitions to these condensed consolidated financial statements.
As of March 31, 2015, we had no accumulated impairment losses related to goodwill.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

7.    Fair Value Measurements
The tables below present information about our assets and liabilities that are regularly measured and carried at fair value and indicate the level within the fair value hierarchy of the valuation techniques we utilized to determine such fair value:

As of March 31, 2015 (In millions)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$752.5	$—	$752.5	$—
Marketable debt securities:
Corporate debt securities	991.0	—	991.0	—
Government securities	850.6	—	850.6	—
Mortgage and other asset backed securities	209.6	—	209.6	—
Marketable equity securities	6.2	6.2	—	—
Venture capital investments	12.1	—	—	12.1
Derivative contracts	168.2	—	168.2	—
Plan assets for deferred compensation	44.1	—	44.1	—
Total	$3,034.3	$6.2	$3,016.0	$12.1
Liabilities:
Derivative contracts	$12.6	$—	$12.6	$—
Contingent consideration obligations	461.8	—	—	461.8
Total	$474.4	$—	$12.6	$461.8

As of December 31, 2014 (In millions)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$716.3	$—	$716.3	$—
Marketable debt securities:
Corporate debt securities	1,063.0	—	1,063.0	—
Government securities	849.8	—	849.8	—
Mortgage and other asset backed securities	198.3	—	198.3	—
Marketable equity securities	6.9	6.9	—	—
Venture capital investments	14.5	—	—	14.5
Derivative contracts	72.7	—	72.7	—
Plan assets for deferred compensation	36.9	—	36.9	—
Total	$2,958.4	$6.9	$2,937.0	$14.5
Liabilities:
Derivative contracts	$5.4	$—	$5.4	$—
Contingent consideration obligations	215.5	—	—	215.5
Total	$220.9	$—	$5.4	$215.5
There have been no impairments of our assets measured and carried at fair value during the three months ended March 31, 2015. In addition, there were no changes in valuation techniques or inputs utilized or transfers between fair value measurement levels during the three months ended March 31, 2015. The fair value of Level 2 instruments classified as cash equivalents and marketable debt securities were determined through third party pricing services. For a description of our validation procedures related to prices provided by third party pricing

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

services, refer to Note 1, Summary of Significant Accounting Policies: Fair Value Measurements, to our consolidated financial statements included within our 2014 Form 10-K.
Marketable Equity Securities and Venture Capital Investments
Our marketable equity securities represent investments in publicly traded equity securities. Our venture capital investments, which are all Level 3 measurements, include investments in certain venture capital funds, accounted for at fair value, that primarily invest in small privately-owned, venture-backed biotechnology companies.
The following table provides a roll forward of the fair value of our venture capital investments, which includes Level 3 measurements:

	For the Three Months Ended March 31,
(In millions)	2015	2014
Fair value, beginning of period	$14.5	$21.9
Unrealized gains included in earnings	—	2.9
Unrealized losses included in earnings	(2.4)	(1.2)
Fair value, end of period	$12.1	$23.6
Debt Instruments
The fair and carrying values of our debt instruments, which are Level 2 liabilities, are summarized as follows:

	As of March 31, 2015		As of December 31, 2014
(In millions)	Fair Value	Carrying Value	Fair Value	Carrying Value
Notes payable to Fumedica	$12.9	$12.1	$12.6	$11.7
6.875% Senior Notes due March 1, 2018	633.9	571.8	634.6	573.5
Total	$646.8	$583.9	$647.2	$585.2
The fair value of our notes payable to Fumedica was estimated using market observable inputs, including current interest and foreign currency exchange rates. The fair value of our 6.875% Senior Notes was determined through market, observable, and corroborated sources. For additional information related to our debt instruments, please read Note 12, Indebtedness to our consolidated financial statements included within our 2014 Form 10-K.
Contingent Consideration Obligations
The following table provides a roll forward of the fair values of our contingent consideration obligations which includes Level 3 measurements:

	For the Three Months Ended March 31,
(In millions)	2015	2014
Fair value, beginning of period	$215.5	$280.9
Additions	238.5	—
Changes in fair value	7.8	(0.8)
Payments	—	(5.0)
Fair value, end of period	$461.8	$275.1
As of March 31, 2015 and December 31, 2014, approximately $397.5 million and $200.0 million, respectively, of the fair value of our total contingent consideration obligations were reflected as components of other long-term liabilities within our condensed consolidated balance sheets with the remaining balances reflected as a component of accrued expenses and other.
In connection with our acquisition of Convergence in February 2015, we recorded a liability of $238.5 million, representing the fair value of the contingent consideration. This valuation was based on probability weighted net cash outflow projections of $450.0 million, discounted using a rate of 2%, which is the estimated cost of debt financing for market participants.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

Acquired IPR&D
In connection with our acquisition of Convergence, we also allocated $424.6 million of the total purchase price to acquired IPR&D, which was capitalized as an intangible asset. The amount allocated to acquired IPR&D was based on significant inputs not observable in the market and thus represented a Level 3 fair value measurement. These assets will be tested for impairment annually until commercialization, after which time the IPR&D will be amortized over its estimated useful life. For a more detailed description of this transaction, please read Note 2, Acquisitions to these condensed consolidated financial statements.
8.    Financial Instruments
Marketable Securities
The following tables summarize our marketable debt and equity securities:

As of March 31, 2015 (In millions)	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost
Available-for-sale:
Corporate debt securities
Current	$385.3	$0.1	$(0.1)	$385.3
Non-current	605.7	0.8	(0.4)	605.3
Government securities
Current	288.5	—	(0.1)	288.6
Non-current	562.1	0.6	(0.1)	561.6
Mortgage and other asset backed securities
Current	0.1	—	—	0.1
Non-current	209.5	0.4	(0.1)	209.2
Total marketable debt securities	$2,051.2	$1.9	$(0.8)	$2,050.1
Marketable equity securities, non-current	$6.2	$0.3	$—	$5.9

As of December 31, 2014 (In millions)	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost
Available-for-sale:
Corporate debt securities
Current	$370.4	$—	$(0.2)	$370.6
Non-current	692.6	0.2	(1.5)	693.9
Government securities
Current	269.9	—	(0.1)	270.0
Non-current	579.9	0.3	(0.4)	580.0
Mortgage and other asset backed securities
Current	0.2	—	—	0.2
Non-current	198.1	0.2	(0.2)	198.1
Total marketable debt securities	$2,111.1	$0.7	$(2.4)	$2,112.8
Marketable equity securities, non-current	$6.9	$1.2	$(0.2)	$5.9

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

The following table summarizes our financial assets with maturities of less than 90 days from the date of purchase included within cash and cash equivalents on the accompanying condensed consolidated balance sheet:

(In millions)	As of March 31, 2015	As of December 31, 2014
Commercial paper	$10.3	$54.2
Overnight reverse repurchase agreements	308.6	305.0
Money market funds	427.2	321.2
Short-term debt securities	6.4	35.9
Total	$752.5	$716.3
The carrying values of our commercial paper, including accrued interest, overnight reverse repurchase agreements, money market funds and our short-term debt securities approximate fair value due to their short term maturities.
Summary of Contractual Maturities: Available-for-Sale Securities
The estimated fair value and amortized cost of our marketable debt securities available-for-sale by contractual maturity are summarized as follows:

	As of March 31, 2015		As of December 31, 2014
(In millions)	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost
Due in one year or less	$673.9	$674.0	$640.5	$640.8
Due after one year through five years	1,252.0	1,251.0	1,343.7	1,345.2
Due after five years	125.3	125.1	126.9	126.8
Total available-for-sale securities	$2,051.2	$2,050.1	$2,111.1	$2,112.8
The average maturity of our marketable debt securities available-for-sale as of March 31, 2015 and December 31, 2014 was approximately 15 months, respectively.
Proceeds from Marketable Debt Securities
The proceeds from maturities and sales of marketable debt securities and resulting realized gains and losses are summarized as follows:

	For the Three Months Ended March 31,
(In millions)	2015	2014
Proceeds from maturities and sales	$373.6	$757.5
Realized gains	$0.2	$0.2
Realized losses	$(0.3)	$(0.1)
Strategic Investments
As of March 31, 2015 and December 31, 2014, our strategic investment portfolio was comprised of investments totaling $45.3 million and $47.8 million, respectively, which are included in investments and other assets in our accompanying condensed consolidated balance sheets.
Our strategic investment portfolio includes investments in marketable equity securities of certain biotechnology companies and our investments in venture capital funds accounted for at fair value which totaled $18.3 million and $21.4 million as of March 31, 2015 and December 31, 2014, respectively. Our strategic investment portfolio also includes other equity investments in privately-held companies and additional investments in venture capital funds accounted for under the cost method. The carrying value of these investments totaled $27.0 million and $26.4 million as of March 31, 2015 and December 31, 2014, respectively.

BIOGEN INC. AND SUBSIDIARIES
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
Foreign currency forward contracts in effect as of March 31, 2015 and December 31, 2014 had durations of 1 to 21 months and 1 to 15 months, respectively. These contracts have been designated as cash flow hedges and accordingly, to the extent effective, any unrealized gains or losses on these foreign currency forward contracts are reported in accumulated other comprehensive income (loss) (referred to as AOCI in the tables below). Realized gains and losses for the effective portion of such contracts are recognized in revenue when the sale of product in the currency being hedged is recognized. To the extent ineffective, hedge transaction gains and losses are reported in other income (expense), net.
The notional value of foreign currency forward contracts that were entered into to hedge forecasted revenues is summarized as follows:

	Notional Amount
Foreign Currency: (In millions)	As of March 31, 2015	As of December 31, 2014
Euro	$1,482.3	$1,174.6
Canadian dollar	45.3	56.7
British pound sterling	29.2	34.5
Japanese yen	16.6	16.6
Australian dollar	15.1	19.9
Total foreign currency forward contracts	$1,588.5	$1,302.3
The portion of the fair value of these foreign currency forward contracts that was included in accumulated other comprehensive income (loss) within total equity reflected gains of $159.8 million and $72.1 million as of March 31, 2015 and December 31, 2014, respectively. We expect all contracts to be settled over the next 21 months and any amounts in accumulated other comprehensive income (loss) to be reported as an adjustment to revenue. We consider the impact of our and our counterparties’ credit risk on the fair value of the contracts as well as the ability of each party to execute its contractual obligations. As of March 31, 2015 and December 31, 2014, credit risk did not change the fair value of our foreign currency forward contracts.
The following table summarizes the effect of derivatives designated as hedging instruments on our condensed consolidated statements of income:

For the Three Months Ended March 31,
Net Gains/(Losses) Reclassified from AOCI into Operating Income (Effective Portion)			Net Gains/(Losses) Recognized into Net Income (Ineffective Portion)
Location	2015	2014	Location	2015	2014
Revenue	$35.0	$(4.7)	Other income (expense)	$2.2	$(0.2)

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

Foreign Currency Forward Contracts - Other Derivatives
We also enter into other foreign currency forward contracts, usually with one month durations, to mitigate the foreign currency risk related to certain balance sheet positions. We have not elected hedge accounting for these transactions.
The aggregate notional amount of these outstanding foreign currency contracts was $494.2 million and $365.2 million as of March 31, 2015 and December 31, 2014, respectively. A net loss of $9.7 million related to these contracts was recognized as a component of other income (expense), net, for three months ended March 31, 2015, respectively, as compared to a net loss of $1.4 million, in the prior year comparative period.
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
The following table summarizes the fair value and presentation in our condensed consolidated balance sheets for our outstanding derivatives including those designated as hedging instruments:

(In millions)	Balance Sheet Location	Fair Value As of March 31, 2015
Hedging Instruments:
Asset derivatives	Other current assets	$160.1
	Investments and other assets	$6.2
Liability derivatives	Accrued expenses and other	$1.3
	Other long-term liabilities	$3.7
Other Derivatives:
Asset derivatives	Other current assets	$1.9
Liability derivatives	Accrued expenses and other	$7.6

(In millions)	Balance Sheet Location	Fair Value As of December 31, 2014
Hedging Instruments:
Asset derivatives	Other current assets	$69.5
	Investments and other assets	$1.9
Other Derivatives:
Asset derivatives	Other current assets	$1.3
Liability derivatives	Accrued expenses and other	$5.4
10.    Equity
Total equity as of March 31, 2015 increased $855.4 million compared to December 31, 2014. This increase was primarily driven by net income attributable to Biogen Inc. of $822.5 million and an increase in additional paid in capital resulting from our share-based compensation arrangements totaling $46.3 million.
Share Repurchases
In February 2011, our Board of Directors authorized the repurchase of up to 20.0 million shares of common stock. This authorization does not have an expiration date. During the three months ended March 31, 2015 and 2014, we did not repurchase any shares of common stock. As of March 31, 2015, approximately 1.3 million shares of our common stock remain available for repurchase under the 2011 authorization.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

Noncontrolling Interests
The following table reconciles equity attributable to noncontrolling interests (NCI):

	For the Three Months Ended March 31,
(In millions)	2015	2014
NCI, beginning of period	$5.0	$0.6
Net income (loss) attributable to NCI, net of tax	(2.4)	(0.2)
Fair value of net assets and liabilities acquired and assigned to NCI	—	4.0
Translation adjustment and other	0.1	—
NCI, end of period	$2.7	$4.4
11.    Accumulated Other Comprehensive Income (Loss)
The following table summarizes the changes in accumulated other comprehensive income (loss), net of tax by component:

(In millions)	Unrealized Gains (Losses) on Securities Available for Sale	Unrealized Gains (Losses) on Foreign Currency Forward Contracts	Unfunded Status of Postretirement Benefit Plans	Translation Adjustments	Total
Balance, as of December 31, 2014	$(0.4)	$71.7	$(31.6)	$(99.2)	$(59.5)
Other comprehensive income (loss) before reclassifications	1.2	122.1	1.3	(100.9)	23.7
Amounts reclassified from accumulated other comprehensive income (loss)	0.1	(34.8)	—	—	(34.7)
Net current period other comprehensive income (loss)	1.3	87.3	1.3	(100.9)	(11.1)
Balance, as of March 31, 2015	$0.9	$159.0	$(30.3)	$(200.1)	$(70.5)

(In millions)	Unrealized Gains (Losses) on Securities Available for Sale	Unrealized Gains (Losses) on Foreign Currency Forward Contracts	Unfunded Status of Postretirement Benefit Plans	Translation Adjustments	Total
Balance, as of December 31, 2013	$5.6	$(23.7)	$(19.6)	$10.0	$(27.7)
Other comprehensive income (loss) before reclassifications	1.8	1.5	0.8	(2.9)	1.2
Amounts reclassified from accumulated other comprehensive income (loss)	(0.1)	4.3	—	—	4.2
Net current period other comprehensive income (loss)	1.7	5.8	0.8	(2.9)	5.4
Balance, as of March 31, 2014	$7.3	$(17.9)	$(18.8)	$7.1	$(22.4)

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

The following table summarizes the amounts reclassified from accumulated other comprehensive income:

(In millions)	Income Statement Location	Amounts Reclassified from Accumulated Other Comprehensive Income
		For the Three Months Ended March 31,
		2015	2014
Gains (losses) on securities available for sale	Other income (expense)	$(0.1)	$0.1
	Income tax benefit (expense)	—	—

Gains (losses) on foreign currency forward contracts	Revenues	35.0	(4.7)
	Income tax benefit (expense)	(0.2)	0.4

Total reclassifications, net of tax		$34.7	$(4.2)
12.    Earnings per Share
Basic and diluted earnings per share are calculated as follows:

	For the Three Months Ended March 31,
(In millions)	2015	2014
Numerator:
Net income attributable to Biogen Inc.	$822.5	$480.0
Denominator:
Weighted average number of common shares outstanding	235.0	236.8
Effect of dilutive securities:
Stock options and employee stock purchase plan	0.1	0.1
Time-vested restricted stock units	0.3	0.6
Market stock units	0.2	0.3
Dilutive potential common shares	0.6	1.0
Shares used in calculating diluted earnings per share	235.6	237.8
Amounts excluded from the calculation of net income per diluted share because their effects were anti-dilutive were insignificant.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

13.     Share-based Payments
Share-based Compensation Expense
The following table summarizes share-based compensation expense included within our condensed consolidated statements of income:

	For the Three Months Ended March 31,
(In millions)	2015	2014
Research and development	$35.4	$29.4
Selling, general and administrative	55.6	47.2
Subtotal	91.0	76.6
Capitalized share-based compensation costs	(3.4)	(2.6)
Share-based compensation expense included in total cost and expenses	87.6	74.0
Income tax effect	(26.7)	(22.3)
Share-based compensation expense included in net income attributable to Biogen Inc.	$60.9	$51.7
The following table summarizes share-based compensation expense associated with each of our share-based compensation programs:

	For the Three Months Ended March 31,
(In millions)	2015	2014
Market stock units	$17.0	$14.9
Time-vested restricted stock units	31.9	29.2
Cash settled performance units	23.8	21.4
Performance units	13.2	6.3
Employee stock purchase plan	5.1	4.8
Subtotal	91.0	76.6
Capitalized share-based compensation costs	(3.4)	(2.6)
Share-based compensation expense included in total cost and expenses	$87.6	$74.0
Grants Under Share-based Compensation Plans
The following table summarizes our equity grants to employees, officers and directors under our current stock plans:

	For the Three Months Ended March 31,
	2015	2014
Market stock units	175,000	214,000
Cash settled performance shares	112,000	172,000
Performance units	89,000	50,000
Time-vested restricted stock units	351,000	392,000
In addition, for the three months ended March 31, 2015, approximately 68,000 shares were issued under our employee stock purchase plan compared to approximately 74,000 shares issued in the prior year comparative period.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

14.    Income Taxes
For the three months ended March 31, 2015, our effective tax rate was 25.6%, as compared to 26.8%, in the prior year comparative period.
A reconciliation between the U.S. federal statutory tax rate and our effective tax rate is summarized as follows:

	For the Three Months Ended March 31,
	2015	2014
Statutory rate	35.0%	35.0%
State taxes	(0.4)	1.2
Taxes on foreign earnings	(8.4)	(8.4)
Credits and net operating loss utilization	(0.7)	(1.3)
Purchased intangible assets	1.0	1.5
Manufacturing deduction	(1.6)	(2.0)
Other permanent items	0.6	0.3
Other	0.1	0.5
Effective tax rate	25.6%	26.8%
For the three months ended March 31, 2015, compared to the same period in 2014, the decrease in our income tax rate was due to a benefit resulting from the remeasurement of one of our uncertain tax positions related to state income tax reporting, partially offset by a higher percentage of our income being earned in the U.S.
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
In March 2015, we received a final assessment from the Danish Tax Authority (SKAT) for fiscal 2009, regarding withholding taxes and the treatment of certain intercompany transactions involving our Danish affiliate and another of our affiliates. The audits of our tax filings for 2010 through 2013 are not completed but have been prepared in a manner consistent with prior filings, with similar transactions, which may result in an assessment for those years. The total amount assessed for 2009 is $45.6 million, including interest. For all periods potentially under dispute, we believe that positions taken in our tax filings are valid and we are contesting the assessment vigorously.
Federal Uncertain Tax Positions
During the three months ended March 31, 2015, the net effect of adjustments to our uncertain tax positions was a net benefit of $16.4 million primarily related to the state impact of a federal uncertain tax item. It is reasonably possible that we will adjust the value of our uncertain tax positions related to our unconsolidated joint business and certain transfer pricing issues as we receive additional information from various taxing authorities, including reaching settlements with the authorities. In addition, the IRS and other national tax authorities routinely examine our intercompany transfer pricing with respect to intellectual property related transactions and it is possible that they may disagree with one or more positions we have taken with respect to such valuations.
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

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

15.    Other Consolidated Financial Statement Detail
Other Income (Expense), Net
Components of other income (expense), net, are summarized as follows:

	For the Three Months Ended March 31,
(In millions)	2015	2014
Interest income	$3.3	$2.7
Interest expense	(6.7)	(7.6)
Gain (loss) on investments, net	(1.7)	3.0
Foreign exchange gains (losses), net	(13.0)	(3.3)
Other, net	3.1	(0.4)
Total other income (expense), net	$(15.0)	$(5.6)
Accrued Expenses and Other
Accrued expenses and other consists of the following:

(In millions)	As of March 31, 2015	As of December 31, 2014
Revenue-related rebates	$439.3	$359.2
Employee compensation and benefits	202.3	393.8
Royalties and licensing fees	150.4	172.4
Deferred revenue	124.9	120.9
Current portion of contingent consideration obligations	64.4	265.5
Other	403.5	507.5
Total accrued expenses and other	$1,384.8	$1,819.3
Other Long-Term Liabilities
Other long-term liabilities consists of the following:

(In millions)	As of March 31, 2015	As of December 31, 2014
Contingent consideration obligation	$397.5	$200.0
Employee compensation and benefits	213.3	200.7
Other	281.7	249.4
Total other long-term liabilities	$892.5	$650.1
16.    Investments in Variable Interest Entities
Consolidated Variable Interest Entities
Our condensed consolidated financial statements include the financial results of variable interest entities in which we are the primary beneficiary.
Neurimmune SubOne AG
In 2007, we entered into a collaboration agreement with Neurimmune SubOne AG (Neurimmune), a subsidiary of Neurimmune AG, for the development and commercialization of antibodies for the treatment of Alzheimer’s disease. Neurimmune conducts research to identify potential therapeutic antibodies and we are responsible for the development, manufacturing and commercialization of all products. Our anti-amyloid beta antibody, aducanumab (BIIB037), for the treatment of Alzheimer’s disease resulted from this collaboration. In December 2014, we reported positive interim data from the Phase 1b trial of aducanumab. Based upon our current development plans, we may pay Neurimmune up to $335.0 million in remaining milestone payments, of which $60.0 million is payable upon the initiation of a late stage clinical trial. We may also pay royalties in the low-to-mid-teens on sales of any resulting commercial products.
Amounts that are incurred by Neurimmune for research and development expenses in support of the collaboration that we reimburse are reflected in research and development expense in our condensed consolidated statements of income. Future milestone payments, if any, will be reflected within our condensed consolidated statements of income as a charge to noncontrolling interest, net of tax, when such milestones are achieved.
For the three months ended March 31, 2015, the collaboration incurred expenses totaling $12.8 million, which is reflected as research and development expense within our condensed consolidated statements of income, as compared to $11.0 million, in the prior year comparative period.
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
As of March 31, 2015 and December 31, 2014, the total carrying value of our investments in biotechnology companies totaled $8.5 million and $7.9 million, respectively. Our maximum exposure to losses related to these variable interest entities is limited to the carrying value of our investments.
We have entered into research collaboration agreements with certain variable interest entities where we are required to fund certain development activities. These development activities are included in research and development expense within our condensed consolidated statements of income, as they are incurred. We have provided no financing to these variable interest entities other than previously contractually required amounts.
For additional information related to our investments in variable interest entities, please read Note 19, Investments in Variable Interest Entities to our consolidated financial statements included within our 2014 Form 10-K.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

17.    Collaborative and Other Relationships
Samsung Bioepis
Joint Venture Agreement
In February 2012, we entered into a joint venture agreement with Samsung BioLogics Co. Ltd. (Samsung Biologics), establishing an entity, Samsung Bioepis, to develop, manufacture and market biosimilar pharmaceuticals. Samsung Biologics contributed 280.5 billion South Korean won (approximately $250.0 million) for an 85% stake in Samsung Bioepis and we contributed approximately 49.5 billion South Korean won (approximately $45.0 million) for the remaining 15% ownership interest. Under the joint venture agreement, we have no obligation to provide any additional funding and our ownership interest may be diluted due to financings in which we do not participate. As of March 31, 2015, our ownership interest is approximately 10%, which reflects our additional contribution of 6.3 billion South Korean won (approximately $5.7 million) in the first quarter of 2015 and the effect of an additional equity financing by Samsung Biologics in which we did not participate. We maintain an option to purchase additional stock in Samsung Bioepis that would allow us to increase our ownership percentage up to 49.9%. The exercise of this option is within our control and is based on paying for 49.9% of the total investment made by Samsung Biologics into Samsung Bioepis in excess of what we have already contributed during the agreement plus interest.
As of March 31, 2015 and December 31, 2014, the carrying value of our investment in Samsung Bioepis totaled 13.6 billion and 9.1 billion South Korean won (approximately $12.4 million and $8.6 million), respectively, which is classified as a component of investments and other assets within our condensed consolidated balance sheets. Based on our level of influence over Samsung Bioepis, we account for this investment under the equity method of accounting and we recognize our share of the results of operations related to our investment in Samsung Bioepis one quarter in arrears when the results of the entity become available, which is reflected as equity in loss of investee, net of tax within our condensed consolidated statements of income. During the three months ended March 31, 2015, we recognized a loss on our investment of $0.8 million, as compared to $7.6 million, in the prior year comparative period.
Commercial Agreement
On December 17, 2013, pursuant to our rights under the joint venture agreement with Samsung Biologics, we entered into an agreement with Samsung Bioepis to commercialize anti-tumor necrosis factor (TNF) biosimilar product candidates in Europe and, in the case of one anti-TNF biosimilar candidate, Japan. Under the terms of this agreement, we paid $36.0 million, which was recorded as a research and development expense within our condensed consolidated statements of income as the programs they relate to had not achieved regulatory approval. Samsung Bioepis is eligible to receive an additional $75.0 million in additional milestones related to clinical development and regulatory approval of the product candidates. Upon commercialization, there will be a 50% profit share with Samsung Bioepis.
Other Services
Simultaneous with the formation of Samsung Bioepis, we also entered into a license agreement, a technical development services agreement and a manufacturing agreement with Samsung Bioepis. For the three months ended March 31, 2015, we recognized $18.9 million in other revenues in relation to these services, as compared to $24.1 million in the prior year comparative period, which is reflected as a component of other revenues within our condensed consolidated statement of income.
For additional information related to our other significant collaboration arrangements, please read Note 20, Collaborative and Other Relationships to our consolidated financial statements included within our 2014 Form 10-K.
18.    Litigation
’755 Patent Litigation
On May 28, 2010, Biogen MA Inc. (formerly Biogen Idec MA Inc.) filed a complaint in the U.S. District Court for the District of New Jersey alleging infringement by Bayer Healthcare Pharmaceuticals Inc. (Bayer) (manufacturer, marketer and seller of BETASERON and manufacturer of EXTAVIA), EMD Serono, Inc. (manufacturer, marketer and seller of REBIF), Pfizer, Inc. (co-marketer of REBIF), and Novartis Pharmaceuticals Corp. (marketer and seller of EXTAVIA) of our U.S. Patent No. 7,588,755 (’755 Patent), which claims the use of interferon beta for immunomodulation or treating a viral condition, viral disease, cancers or tumors. The complaint seeks monetary damages, including lost profits and royalties. Bayer had previously filed a complaint against us in the same court, on May 27, 2010, seeking a declaratory judgment that it does not infringe the ’755 Patent and that the patent is invalid, and seeking monetary relief in the form of attorneys' fees, costs and expenses. The court has consolidated the two lawsuits, and we refer to the two actions as the “Consolidated ’755 Patent Actions.”
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
Italian National Medicines Agency
In the fourth quarter of 2011, Biogen Italia SRL received notice from the Italian National Medicines Agency (Agenzia Italiana del Farmaco or AIFA) that sales of TYSABRI after mid-February 2009 exceeded a reimbursement limit established pursuant to a Price Determination Resolution (Price Resolution) granted by AIFA in December 2006. On December 23, 2011, we filed an appeal in the Regional Administrative Tribunal of Lazio (Il Tribunale Amministrativo Regionale per il Lazio) in Rome seeking a ruling that the reimbursement limit in the Price Resolution should apply as written to only “the first 24 months” of TYSABRI sales, which ended in mid-February 2009. The appeal is still pending. In June 2014, AIFA approved a resolution affirming that there is no reimbursement limit from and after February 2013. AIFA and Biogen Italia SRL are discussing a possible resolution for the period from mid-February 2009 through January 2013.
Average Manufacturer Price Litigation
In 2011, we and several other pharmaceutical companies were served with a complaint originally filed under seal on October 28, 2008 in the United States District Court for the Eastern District of Pennsylvania by Ronald Streck on behalf of himself and the United States, 24 states and the District of Columbia (collectively the “States”). The complaint alleges that Biogen violated the False Claims Act, 31 U.S.C. § 3729 et seq. and local statutory counterparts by under reporting Average Manufacturer Price (AMP) information to the Centers for Medicare and Medicaid Services. The United States and the States have declined to intervene. We have agreed to a settlement of the case. The federal government has consented to the settlement, and we are now seeking the consent of the States. As of March 31, 2015, we recorded the proposed settlement, which did not have a significant impact on our results of operations.
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

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

Forward Pharma Litigation
On November 18, 2014 Forward Pharma A/S (“Forward Pharma”) filed suit against us in the Regional Court of Dusseldorf, Germany alleging that TECFIDERA infringes German Utility Model DE 20 2005 022 112 U1, which was registered on April 24, 2014 and expires in October 2015. A hearing has been scheduled for early 2016.
Forward Pharma seeks a declaration of infringement and a determination of damages. We believe that we have good and valid defenses to the complaint. We have not formed an opinion that an unfavorable outcome is either “probable” or “remote” and are unable to estimate the magnitude or range of any potential loss.
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
19.    Commitments and Contingencies
In 2006, we acquired Fumapharm AG. As part of this acquisition we acquired FUMADERM and TECFIDERA (together, Fumapharm Products). We paid $220.0 million upon closing of the transaction and agreed to pay an additional $15.0 million if a Fumapharm Product was approved for MS in the U.S. or E.U. In the second quarter of 2013, we paid this $15.0 million contingent payment as TECFIDERA was approved in the U.S. for MS by the U.S. Food and Drug Administration (FDA). We are also required to make additional contingent payments to former shareholders of Fumapharm AG or holders of their rights based on the attainment of certain cumulative sales levels of Fumapharm Products and the level of total net sales of Fumapharm Products in the prior twelve month period, as defined in the acquisition agreement.
During the three months ended March 31, 2015, we paid a $250.0 million contingent payment as we reached the $4.0 billion cumulative sales level related to the Fumapharm Products in the fourth quarter of 2014.
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
20.    Segment Information
We operate as one operating segment, which is focused on discovering, developing, manufacturing and delivering therapies for neurological, autoimmune and hematologic disorders, and, therefore, our chief operating decision-maker manages the operations of our company as a single operating segment.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our condensed consolidated financial statements and accompanying notes beginning on page 4 of this quarterly report on Form 10-Q and our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2014 (2014 Form 10-K). Certain totals may not sum due to rounding.
Executive Summary
Introduction
Biogen is a global biopharmaceutical company focused on discovering, developing, manufacturing and delivering therapies for neurological, autoimmune and hematologic disorders. Our principal marketed products include TECFIDERA, AVONEX, TYSABRI and RITUXAN.
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

Financial Highlights
For the three months ended March 31, 2015, diluted earnings per share attributable to Biogen Inc. was $3.49, as compared to $2.02, in the prior year comparative period.
As described below under “Results of Operations,” our operating results for the three months ended March 31, 2015 reflect the following:

•
Product revenues, net totaled $2,172.3 million in the first quarter of 2015, representing an increase of 24.6% over the same period in 2014. This increase was driven by a 63.1% increase in worldwide TECFIDERA revenues and our recent product additions of ALPROLIX and ELOCTATE.

•	Our share of RITUXAN and GAZYVA operating profits totaled $330.6 million in the first quarter of 2015, representing an increase of 11.4% over the same period in 2014.

•
Other revenues totaled $52.0 million in the first quarter of 2015, representing a decrease of 42.3% from the same period in 2014. This decrease was driven by a 47.8% decrease in royalty revenue primarily due to the expiration of U.S. patent rights that gave rise to royalty payments related to ANGIOMAX and a 38.3% decrease in corporate partner revenue.

•
Total cost and expenses totaled $1,437.1 million in the first quarter of 2015, representing a decrease of 1.7% compared to the same period in 2014. This decrease was driven by a 33.1% decrease in the amortization of acquired intangible assets and a 12.9% decrease in research and development expense, partially offset by an 11.9% increase in cost of sales and a 9.5% increase in selling, general and administrative expense.

The decrease in research and development expense was primarily related to upfront amounts paid to Eisai Co., Ltd. (Eisai) and Sangamo BioSciences, Inc. (Sangamo) in the first quarter of 2014.
We generated $733.0 million of net cash flows from operations for the three months ended March 31, 2015, which were primarily driven by earnings, partially offset by an increase in working capital. Cash, cash equivalents and marketable securities totaled approximately $3,529.3 million as of March 31, 2015.
Acquisitions
On February 12, 2015, we completed our acquisition of all of the outstanding stock of Convergence Pharmaceuticals (Convergence), a clinical-stage biopharmaceutical company with a focus on developing product candidates for neuropathic pain. For additional information related to this transaction, please read Note 2, Acquisitions to our condensed consolidated financial statements included within this report.
Business Environment
We conduct our business within the biopharmaceutical industry, which is highly competitive. Many of our competitors are working to develop or have commercialized products similar to those we market or are developing. In addition, the commercialization of certain of our own approved MS products and pipeline product candidates may negatively impact future sales of our existing MS products. Our products may also face increased competitive pressures from the introduction of generic versions, related prodrug derivatives or biosimilars of existing products and other technologies, such as gene therapies.

Key Pipeline and Product Developments
ZINBRYTA
We collaborate with AbbVie Biotherapeutics, Inc. (AbbVie) on the development and commercialization of ZINBRYTA. For additional information about this collaboration, please read Note 20, Collaborative and Other Relationships to our consolidated financial statements included within our 2014 Form 10-K.
In March 2015, the European Medicines Agency (EMA) validated our Marketing Authorization Application (MAA) for ZINBRYTA for the treatment of relapsing forms of MS in the E.U.
ALPROLIX
In February 2015, we and Swedish Orphan Biovitrum AB announced positive top-line results of the Kids B-LONG Phase 3 clinical study that evaluated the safety, efficacy and pharmacokinetics of ALPROLIX in children under age 12 with severe hemophilia B. Pediatric data is required as part of the MAA for ALPROLIX that we plan to submit to the EMA.
GAZYVA
In February 2015, the Roche Group announced positive results from the Phase 3 GADOLIN study in non-Hodgkin’s lymphoma. At a pre-planned interim analysis, an independent data monitoring committee determined that the study met its primary endpoint early, showing that people lived significantly longer without disease worsening or death (progression-free survival) when treated with GAZYVA plus bendamustine followed by GAZYVA alone, compared to bendamustine alone.
Biosimilars
In January 2015, the EMA validated and accepted Samsung Bioepis’ MAA for its etanercept biosimilar candidate.
In March 2015, the EMA validated and accepted Samsung Bioepis’ MAA for its infliximab biosimilar candidate.
Aducanumab (BIIB037)
In March 2015, we announced data from a pre-specified interim analysis of PRIME, the Phase 1b study of aducanumab, in which aducanumab demonstrated an acceptable safety profile and positive results on radiologic and clinical measurements in patients with prodromal or mild Alzheimer’s disease. Based on these results, we are advancing the aducanumab clinical program to Phase 3 with plans to initiate enrollment later this year.

Anti-LINGO
In January 2015, we announced positive top-line results from the Phase 2 acute optic neuritis (AON) RENEW trial in which treatment with anti-LINGO-1 showed evidence of biological repair of the visual system. Anti-LINGO-1 demonstrated an improvement in the study’s primary endpoint, recovery of optic nerve latency (time for a signal to travel from the retina to the visual cortex) relative to placebo. The study showed no effect on secondary endpoints, including change in thickness of the retinal layers (optic nerve neurons and axons) and visual function.

Anti-LINGO-1 is also being studied in people with MS through a Phase 2 study, SYNERGY.
Results in our early stage trials for aducanumab and anti-LINGO-1 may not be indicative of results in later stage trials, which, in some cases, may take several years to enroll and complete. Development of biopharmaceutical products are subject to the risks and uncertainties described in our risk factors.

Results of Operations
Revenues
Revenues are summarized as follows:

	For the Three Months Ended March 31,
(In millions, except percentages)	2015		2014
Product revenues:
United States	$1,533.7	60.0%	$1,170.2	54.9%
Rest of world	638.6	25.0%	572.6	26.9%
Total product revenues	2,172.3	85.0%	1,742.8	81.8%
Unconsolidated joint business	330.6	12.9%	296.9	13.9%
Other revenues	52.0	2.0%	90.1	4.2%
Total revenues	$2,555.0	100.0%	$2,129.8	100.0%
Product Revenues
Product revenues are summarized as follows:

	For the Three Months Ended March 31,
(In millions, except percentages)	2015		2014
Multiple Sclerosis (MS):
TECFIDERA	$824.9	38.0%	$505.7	29.0%
Interferon	754.5	34.7%	761.5	43.7%
TYSABRI	462.6	21.3%	441.0	25.3%
FAMPYRA	20.0	0.9%	19.0	1.1%
Hemophilia:
ALPROLIX	43.1	2.0%	—	—%
ELOCTATE	53.6	2.5%	—	—%
Other	13.6	0.6%	15.6	0.9%
Total product revenues	$2,172.3	100.0%	$1,742.8	100.0%

Multiple Sclerosis (MS)
TECFIDERA
For the three months ended March 31, 2015, compared to the same period in 2014, the increase in U.S. TECFIDERA revenues was primarily due to a 36% increase in unit sales volume.
For the three months ended March 31, 2015, compared to the same period in 2014, the increase in rest of world TECFIDERA revenues was primarily due to increased unit sales volume in Germany as TECFIDERA sales began in the first quarter of 2014 and the launch of TECFIDERA in additional markets.
TECFIDERA’s launch disrupted the historical market dynamics which benefited our results throughout 2014. This effect has now moderated with the product entering its post-launch years in certain markets including the U.S. and Germany.
In 2011, the German government implemented new legislation to manage pricing related to new drug products introduced within the German market. For the first 12 months after launch, pricing is unregulated. We launched TECFIDERA in Germany in February 2014. During the three months ended March 31, 2015, our unregulated pricing ended and we recognized revenue at the fixed price that was established through negotiations with the German authorities. The price will be fixed for three years and will be lower than our initial launch price. We expect the official price to be made public in May 2015.
Interferon
PLEGRIDY
Sales of PLEGRIDY began in the E.U. and the U.S. in the third and fourth quarters of 2014, respectively.
We expect that PLEGRIDY revenue will increase as PLEGRIDY becomes commercially available in additional markets.
AVONEX
For the three months ended March 31, 2015, compared to the same period in 2014, the increase in U.S. AVONEX revenues was primarily due to price increases, partially offset by a decrease in unit sales volume of 11%, which was attributable in part to patients transitioning to PLEGRIDY and oral MS therapies, including TECFIDERA.
For the three months ended March 31, 2015, compared to the same period in 2014, the decrease in rest of world AVONEX revenues was primarily due to a 15% decrease in unit sales volume primarily in Europe attributable to patients transitioning to PLEGRIDY and MS oral therapies, including

TECFIDERA, an extra shipment in Brazil, a tender market, during the three months ended March 31, 2014 and pricing reductions in some countries. Rest of world AVONEX revenue for the three months ended March 31, 2015, compared to the same period in 2014, also reflected a $43.3 million negative impact of foreign currency exchange rate changes, partially offset by $16.3 million in gains recognized under our foreign currency hedging program.
TYSABRI
For the three months ended March 31, 2015, compared to the same period in 2014, the increase in U.S. TYSABRI revenues was primarily due to a 16% increase in unit sales volume primarily related to an extra shipping week during the first quarter of 2015 compared to the prior period.
For the three months ended March 31, 2015, compared to the same period in 2014, the decrease in rest of world TYSABRI revenues was primarily due to pricing reductions in some countries, partially offset by a 4% unit sales volume increase primarily in Europe. Rest of world TYSABRI revenue for the three months ended March 31, 2015, compared to the same period in 2014, also reflects a $30.4 million negative impact of foreign currency exchange rate changes, partially offset by $10.6 million in gains recognized under our foreign currency hedging program.
We remain in discussions with the Italian National Medicines Agency (Agenzia Italiana del Farmaco or AIFA) about a resolution relating to a claim that sales of TYSABRI in Italy exceeded a reimbursement limit established pursuant to a Price Determination Resolution granted by AIFA in December 2006 for the period from mid-February 2009 through January 2013. If the Attorney General and AIFA agree to our current proposal, we could recognize approximately EUR40 million in revenue related to this matter. For information relating to our agreement with AIFA relating to sales of TYSABRI in Italy, please read Note 4, Accounts Receivable to our consolidated financial statements included within our 2014 Form 10-K.
Hemophilia
ALPROLIX
Sales of ALPROLIX in the U.S. and Japan began in the second and fourth quarters of 2014, respectively.
ELOCTATE
Sales of ELOCTATE in the U.S. and Japan began in the third quarter of 2014 and in the first quarter of 2015, respectively.
We have a relatively limited product history for ALPROLIX and ELOCTATE. Therefore, it remains difficult to estimate trends of future product sales of these products.

Unconsolidated Joint Business Revenues
We collaborate with Genentech, Inc., a wholly-owned member of the Roche Group, on the development and commercialization of RITUXAN. In addition, in the U.S. we share operating profits and losses relating to GAZYVA with Genentech. The Roche Group and its sub-licensees maintain sole responsibility for the development, manufacturing and commercialization of GAZYVA in the U.S. For additional information related to this collaboration, including information regarding the pre-tax profit sharing formula and its impact on future unconsolidated joint business revenues, please read Note 20, Collaborative and Other Relationships to our consolidated financial statements included within our 2014 Form 10-K.
Revenues from unconsolidated joint business are summarized as follows:

Biogen’s Share of Pre-tax Profits in the U.S. for RITUXAN and GAZYVA
The following table provides a summary of amounts comprising our share of pre-tax profits on RITUXAN and GAZYVA in the U.S.:

	For the Three Months Ended March 31,
(In millions)	2015	2014
Product revenues, net	$956.1	$876.2
Cost and expenses	173.9	184.4
Pre-tax profits in the U.S.	782.2	691.8
Biogen's share of pre-tax profits in the U.S.	$309.4	$273.3
For the three months ended March 31, 2015, compared to the same period in 2014, the increase in U.S. product revenues was primarily due to price increases and a 5% increase in unit sales volume.
Collaboration costs and expenses for the three months ended March 31, 2015, compared to the same period in 2014, decreased primarily due to lower RITUXAN cost of sales as a result of lower third party royalties, partially offset by higher GAZYVA sales and marketing and research and development expenses.
Revenue on Sales in the Rest of World for RITUXAN
Revenue on sales in the rest of world for RITUXAN consists of our share of pre-tax co-promotion profits on RITUXAN in Canada and royalty revenue on sales outside the U.S. and Canada. For the three months ended March 31, 2015, compared to the same period in 2014, revenue on sales in the rest of world for RITUXAN decreased as a result of patent expirations.

Other Revenues
Royalty Revenues
We receive royalties from net sales on products related to patents that we licensed. Our most significant source of royalty revenue had been derived from net worldwide sales of ANGIOMAX, which was licensed to The Medicines Company (TMC). Our royalty revenues from ANGIOMAX ceased as of December 15, 2014 upon patent expiry.
We expect further declines in royalty revenues from our out-licensed patents over the next several years primarily due to changes in the competitive landscape related to one of the underlying technologies we licensed. These changes in the competitive landscape resulted in an asset impairment charge of $34.7 million recorded in the first quarter of 2014 which was reflected in amortization of acquired intangible assets within our condensed consolidated statement of income.
For the three months ended March 31, 2015, compared to the same period in 2014, royalty revenues decreased primarily due to the expiration of U.S. patent rights that gave rise to royalty payments related to ANGIOMAX.

Corporate Partner Revenues
Our corporate partner revenues include amounts earned under contract manufacturing agreements, which includes revenues related to our arrangement with Samsung Bioepis, and revenues covering products previously included within our product line that we have sold or exclusively licensed to third parties.
For the three months ended March 31, 2015, compared to the same period in 2014, the decrease in corporate partner revenues was primarily due to lower contract manufacturing revenue and decreased revenue from our biosimilar arrangements.
For additional information on our relationship with Samsung Bioepis, please read Note 17, Collaborative and Other Relationships to our condensed consolidated financial statements included within this report.

Reserves for Discounts and Allowances
Revenues from product sales are recorded net of applicable discounts, allowances and other governmental allowances including those associated with the implementation of pricing actions in certain international markets where we operate.
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
Reserves for discounts, contractual adjustments and returns that reduced gross product revenues are summarized as follows:

	For the Three Months Ended March 31,
(In millions, except percentages)	2015	2014
Discounts	$99.4	$76.8
Contractual adjustments	431.0	292.3
Returns	4.3	11.5
Total allowances	$534.7	$380.6
Gross product revenues	$2,707.0	$2,123.4
Percent of gross product revenues	19.8%	17.9%

Discounts include trade term discounts and wholesaler incentives. For the three months ended March 31, 2015, compared to the same period in 2014, the increase in discounts was primarily driven by our recent product additions.
Contractual adjustments relate to Medicaid and managed care rebates, Veterans Administration, Public Health Service discounts, specialty pharmacy program fees and other government rebates or applicable allowances. For the three months ended March 31, 2015, compared to the same period in 2014, the increase in contractual adjustments was primarily due to our recent product additions, an increase in U.S. managed care rebates due primarily to additional managed care contracts, higher Medicaid and governmental rebates and allowances as a result of price increases and an increase in governmental rebates in certain international markets.
Product return reserves are established for returns made by wholesalers. In accordance with contractual terms, wholesalers are permitted to return product for reasons such as damaged or expired product. The majority of wholesaler returns are due to product expiration. Reserves for product returns are recorded in the period the related revenue is recognized, resulting in a reduction to product sales. For the three months ended March 31, 2015, compared to the same period in 2014, return reserves decreased primarily due to a reduction in return rates based on recent experiences of returned product.
For additional information related to our reserves, please read Note 4, Reserves for Discounts and Allowances to our condensed consolidated financial statements included within this report.

Cost and Expenses
A summary of total cost and expenses is as follows:

	For the Three Months Ended March 31,
(In millions, except percentages)	2015	2014	Change %
Cost of sales, excluding amortization of acquired intangible assets	$312.4	$279.2	11.9%
Research and development	460.5	528.9	(12.9)%
Selling, general and administrative	560.4	511.7	9.5%
Amortization of acquired intangible assets	95.9	143.3	(33.1)%
(Gain) loss on fair value remeasurement of contingent consideration	7.8	(0.8)	**
Total cost and expenses	$1,437.1	$1,462.3	(1.7)%
** Percentage not meaningful.

Cost of Sales, Excluding Amortization of Acquired Intangible Assets
For the three months ended March 31, 2015, compared to the same period in 2014, the increase in product cost of sales was driven primarily by higher AVONEX production costs. Inventory amounts written down related to excess, obsolete, unmarketable, or other inventory, which are included in product cost of sales, totaled $3.6 million for the three months ended March 31, 2015, as compared to $5.8 million in the prior year comparative period.
For the three months ended March 31, 2015, compared to the same period in 2014, the increase in royalty cost of sales was driven by an increase in the contractual rate on TYSABRI contingent payments due to Perrigo Company plc (Perrigo), which is based on the expected level of annual worldwide net sales of TYSABRI. Perrigo acquired Elan Corporation plc (Elan) in December 2013. Following that acquisition, we began making our TYSABRI contingent payments to Perrigo. For additional information on the contingent payments due to Perrigo, please read Note 2, Acquisitions to our consolidated financial statements included within our 2014 Form 10-K.

Research and Development

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

For the three months ended March 31, 2015, compared to the same period in 2014, the decrease in research and development expense was primarily related to a decrease in costs incurred in connection with our late stage programs and upfront and milestone expenses, offset by an increase in costs incurred in connection with our early stage programs, marketed products, research and discovery and other research and development costs.
The decrease in spending associated with our late stage product candidates was driven by approvals of ELOCTATE and PLEGRIDY in 2014, partially offset by costs incurred in the development of ISIS-SMNRx for the treatment of spinal muscular atrophy. The decrease in spending associated with milestones and upfront expenses was driven by upfront amounts to Eisai and Sangamo in the first quarter of 2014. Research and development expense for the three months ended March 31, 2014 included charges of $117.7 million recorded upon entering into the collaboration agreement with Eisai and $20.0 million related to an upfront payment made to Sangamo upon entering into an exclusive worldwide collaboration and license agreement. For additional information about these transactions, please read Note 20, Collaborative and Other Relationships to our consolidated financial statements included within our 2014 Form 10-K.
Research and development expense related to our early stage programs increased over the prior year comparative period primarily due to costs incurred in the advancement of our Neublastin program for neuropathic pain, BAN2401, a program for Alzheimer’s disease related to our collaboration agreement with Eisai and our anti-TWEAK program for lupus nephrtitis. The increase in spending associated with marketed products is related to ELOCTATE and PLEGRIDY, which were recently approved. Other research and development costs were higher versus the prior year comparative period primarily due to increased activities that benefited multiple programs.
We intend to continue committing significant resources to targeted research and development opportunities where there is a significant unmet need and where the drug candidate has the potential to be highly differentiated. Specifically, we intend to continue to invest in our MS pipeline, aducanumab program and in pursuing additional therapies for autoimmune disorders, neurodegenerative diseases and hematologic conditions.

Selling, General and Administrative
For the three months ended March 31, 2015, compared to the same period in 2014, the increase in selling, general and administrative expenses was driven by costs associated with the continued development of our commercial capabilities and sales and marketing activities in support of our MS and Hemophilia franchises. Selling, general and administrative expense also increased compared to 2014 as we changed our method of recognition for the Branded Pharmaceutical Drug (BPD) Fee in the third quarter of 2014. These increases were partially offset by a decrease in corporate giving.
Amortization of Acquired Intangible Assets
For the three months ended March 31, 2015, compared to the same period in 2014, the decrease in amortization of acquired intangible assets was primarily driven by a $34.7 million impairment charge recorded in the first quarter of 2014 related to one of our out-licensed patents, higher expected lifetime revenues of TYSABRI and a decrease in AVONEX revenues during the quarter. For additional information related to the amortization of acquired intangible assets, please read Note 6, Intangible Assets and Goodwill to our condensed consolidated financial statements included within this report.

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
Our most recent long range planning cycle was updated in the third quarter of 2014. Our analysis included an increase in the expected future product revenues of TYSABRI, resulting in a decrease in the rate of amortization expense as compared to prior quarters. Our analysis also included a decrease in the expected future product revenues of AVONEX, resulting in an increase in the rate of amortization expense as compared to prior quarters. The results of our TYSABRI and AVONEX analyses were impacted by changes in the estimated impact of TECFIDERA, as well as other existing and potential oral and alternative MS formulations, including PLEGRIDY, that may compete with TYSABRI and AVONEX.
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
In-process Research and Development (IPR&D)
Overall, the value of our acquired IPR&D assets is dependent upon a number of variables, including estimates of future revenues and the effects of competition, the level of anticipated development costs and the probability and timing of successfully advancing a particular research program from a clinical trial phase to the next. We are continually reevaluating our estimates concerning these variables and evaluating industry data regarding the productivity of clinical research and the development process. Changes in our estimates of items may result in a significant change in our valuation of these assets.

The field of developing idiopathic pulmonary fibrosis (IPF) treatments is highly competitive and characterized by rapid technological advances. In late 2014, two of our competitors received U.S. Food and Drug Administration (FDA) approvals for their treatments of IPF. In early 2015, the second of these two treatments was approved in Europe. During the first quarter of 2015, we determined that there were indicators that the value of our STX-100 in IPF IPR&D asset may have become impaired. As a result of our impairment testing, we determined that an impairment charge was not required.
(Gain) Loss on Fair Value Remeasurement of Contingent Consideration
The consideration for certain of our business combinations includes future payments that are contingent upon the occurrence of a particular factor or factors. For business combinations completed after January 1, 2009, we record an obligation for such contingent consideration payments at fair value on the acquisition date. We revalue our contingent consideration obligations each reporting period. Changes in the fair value of our contingent consideration obligations, other than changes due to payments, are recognized as a (gain) loss on fair value remeasurement of contingent consideration within our condensed consolidated statements of income. The loss on fair value remeasurement of contingent consideration for the three months ended March 31, 2015 was primarily due to changes in the discount rate, partially offset by changes in the expected timing related to the achievement of certain developmental milestones.

Other Income (Expense), Net

	For the Three Months Ended March 31,
(In millions)	2015	2014
Other income (expense), net	$(15.0)	$(5.6)
For the three months ended March 31, 2015 compared to the same period in 2014, the change in other income (expense), net was due to higher foreign exchange losses, non-income based taxes associated with our acquisition of Convergence and lower gains on investments.
Income Tax Provision

	For the Three Months Ended March 31,
(In millions, except percentages)	2015	2014
Income tax expense	$281.9	$178.4
Effective tax rate on pre-tax income	25.6%	26.8%
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
For the three months ended March 31, 2015, compared to the same period in 2014, the decrease in our income tax rate was due to a benefit resulting from the remeasurement of one of our uncertain tax positions related to state income tax reporting, partially offset by a higher percentage of our income being earned in the U.S.
For more information on our uncertain tax positions and income tax rate reconciliation for the three months ended March 31, 2015 and 2014, please read Note 14, Income Taxes to our condensed consolidated financial statements included within this report.

Equity in Loss of Investee, Net of Tax

	For the Three Months Ended March 31,
(In millions)	2015	2014
Equity in loss of investee, net of tax	$0.8	$7.6
In February 2012, we entered into an agreement with Samsung BioLogics Co. Ltd., establishing an entity, Samsung Bioepis, to develop, manufacture and market biosimilar pharmaceuticals. We account for this investment under the equity method of accounting. We recognize our share of the results of operations related to our investment in Samsung Bioepis one quarter in arrears.
For the three months ended March 31, 2015, compared to the same period in 2014, the decrease in equity in loss of investee, net of tax was due to milestone revenue earned by the joint venture, decreases in our ownership interest and the joint venture's lower research and development expenses. For additional information related to this transaction, please read Note 17, Collaborative and Other Relationships to our condensed consolidated financial statements included within this report.
We expect the equity in loss of investee, net of tax to increase as Samsung Bioepis incurs higher research and development expenses.
Market Risk
We conduct business globally. As a result, our operations are subject to certain risks which may affect our results of operations, including volatility in foreign currency exchange rates or weak economic conditions in the foreign markets in which we operate, and pricing pressures worldwide. In addition, our results of operations and the fair value of our assets and liabilities may be impacted by interest rate movements.
Foreign Currency Exchange Risk
Our results of operations are subject to foreign currency exchange rate fluctuations due to the global nature of our operations. We have operations or maintain distribution relationships in the U.S., Europe, Canada, Switzerland, Australia, New Zealand, Japan and Central and South America. In addition, we receive royalty revenues based on sales of RITUXAN outside the U.S. and Canada. As a result, our financial position, results of operations and cash flows can be affected by market fluctuations in foreign exchange rates, primarily with respect to the Euro, Canadian dollar, Swiss franc, Danish krone, Japanese yen, Australian dollar and British pound.

While the financial results of our global activities are reported in U.S. dollars, the functional currency for most of our foreign subsidiaries is their respective local currency. Fluctuations in the foreign currency exchange rates of the countries in which we do business will affect our operating results, often in ways that are difficult to predict. In particular, as the U.S. dollar strengthens versus other currencies, the value of the non-U.S. revenue will decline when reported in U.S. dollars. The impact to net income as a result of a strengthening U.S. dollar will be partially mitigated by the value of non-U.S. expense which will also decline when reported in U.S. dollars. As the U.S. dollar weakens versus other currencies, the value of the non-U.S. revenue and expenses will increase when reported in U.S. dollars.
We have established revenue hedging and balance sheet risk management programs to protect against volatility of future foreign currency cash flows and changes in fair value caused by volatility in foreign exchange rates.
Revenue Hedging Program
Our foreign currency hedging program is designed to mitigate, over time, a portion of the impact resulting from volatility in exchange rate changes on revenues. We use foreign currency forward contracts to manage foreign currency risk, with the majority of our forward contracts used to hedge certain forecasted revenue transactions denominated in foreign currencies in the next 21 months. We do not engage in currency speculation. For a more detailed disclosure of our revenue hedging program, please read Note 9, Derivative Instruments to our condensed consolidated financial statements included in this report.
Our ability to mitigate the impact of exchange rate changes on revenues and net income diminishes as significant exchange rate fluctuations are sustained over extended periods of time. In particular, devaluation or significant deterioration of foreign currency exchange rates are difficult to mitigate and likely to negatively impact earnings. The cash flows from these contracts are reported as operating activities in our condensed consolidated statements of cash flows.
Balance Sheet Risk Management Hedging Program
We also use forward contracts to mitigate the foreign currency exposure related to certain balance sheet items. The primary objective of our balance sheet risk management program is to mitigate the exposure of foreign currency denominated net monetary assets of foreign affiliates. In these instances, we principally utilize currency forward contracts. We have not elected hedge accounting for the balance sheet related items. The cash flows from these contracts are reported as operating activities in our condensed consolidated statement of cash flows.
Quantitative and Qualitative Disclosures About Market Risk
The following quantitative information includes the impact of currency movements on forward contracts used in both our revenue and balance sheet hedging programs. As of March 31, 2015 and December 31, 2014, a hypothetical adverse 10% movement in foreign currency rates compared to the U.S. dollar across all maturities would result in a hypothetical decrease in the fair value of forward contracts of approximately $192.2 million and $160.0 million, respectively. The estimated fair value change was determined by measuring the impact of the hypothetical exchange rate movement on outstanding forward contracts. Our use of this methodology to quantify the market risk of such instruments is subject to assumptions and actual impact could be significantly different. The quantitative information about market risk is limited because it does not take into account all foreign currency operating transactions.
Interest Rate Risk
Our investment portfolio includes cash equivalents and short-term investments. The fair value of our marketable securities is subject to change as a result of potential changes in market interest rates. The potential change in fair value for interest rate sensitive instruments has been assessed on a hypothetical 100 basis point adverse movement across all maturities. As of March 31, 2015 and December 31, 2014, we estimate that such hypothetical 100 basis point adverse movement would result in a hypothetical loss in fair value of approximately $15.7 million and $14.5 million, respectively, to our interest rate sensitive instruments. The fair values of our investments were determined using a combination of pricing and duration models.
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

In addition, certain countries set prices by reference to the prices in other countries where our products are marketed. Thus, our inability to secure favorable prices in a particular country may impair our ability to obtain acceptable prices in existing and potential new markets and limit market growth. The continued implementation of pricing actions throughout Europe may also lead to higher levels of parallel trade.
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

Within the European Union, our accounts receivable in Spain and Portugal continue to be subject to significant payment delays due to government funding and reimbursement practices. Uncertain credit and economic conditions have generally led to greater collection risk, although these countries have introduced various programs periodically to pay down significantly overdue payables. Please refer to Note 3, Accounts Receivable to our condensed consolidated financial statements included within this report for further details on recent payments and classification.

We believe that our allowance for doubtful accounts was adequate as of March 31, 2015 and December 31, 2014, respectively. However, if significant changes occur in the availability of government funding or the reimbursement practices of these or other governments, we may not be able to collect on amounts due to us from customers in such countries and our results of operations could be adversely affected.

Financial Condition, Liquidity and Capital Resources
Our financial condition is summarized as follows:

(In millions, except percentages)	As of March 31, 2015	As of December 31, 2014	Change %
Financial assets:
Cash and cash equivalents	$1,478.1	$1,204.9	22.7%
Marketable securities — current	673.9	640.5	5.2%
Marketable securities — non-current	1,377.3	1,470.7	(6.3)%
Total cash, cash equivalents and marketable securities	$3,529.3	$3,316.0	6.4%
Borrowings:
Current portion of notes payable	$3.3	$3.1	3.8%
Notes payable	580.7	582.1	(0.2)%
Total borrowings	$583.9	$585.2	(0.2)%
Working capital:
Current assets	$5,258.9	$4,672.7	12.5%
Current liabilities	(1,946.2)	(2,219.7)	(12.3)%
Total working capital	$3,312.7	$2,453.0	35.0%

For the three months ended March 31, 2015, certain significant cash flows were as follows:

•	$250.0 million in contingent payments made to former shareholders of Fumapharm AG and holders of their rights;

•	$198.8 million net cash paid for the acquisition of Convergence;

•	$97.8 million used for purchases of property, plant and equipment; and

•	$69.7 million in total payments for income taxes.
For the three months ended March 31, 2014, certain significant cash flows were as follows:

•	$198.8 million in total payments for income taxes;

•	$120.0 million used for upfront payments in collaborative arrangements;

•	$54.3 million used for purchases of property, plant and equipment; and

•	$25.0 million in contingent payments made to former shareholders of Fumapharm AG and holders of their rights.

Overview
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
Of the total cash, cash equivalents and marketable securities at March 31, 2015, approximately $1,915 million was generated in foreign jurisdictions and is primarily intended for use in our foreign operations or in connection with business development transactions outside of the U.S. In managing our day-to-day liquidity in the U.S., we do not rely on the unrepatriated earnings as a source of funds and we have not provided for U.S. federal or state income taxes on these undistributed foreign earnings.
For additional information related to certain risks that could negatively impact our financial position or future results of operations, please read the “Risk Factors” and “Quantitative and Qualitative Disclosures

About Market Risk” sections of this report.

Cash, Cash Equivalents and Marketable Securities
Until required for another use in our business, we typically invest our cash reserves in bank deposits, certificates of deposit, commercial paper, corporate notes, U.S. and foreign government instruments and other interest bearing marketable debt instruments in accordance with our investment policy. It is our policy to mitigate credit risk in our cash reserves and marketable securities by maintaining a well-diversified portfolio that limits the amount of exposure as to institution, maturity, and investment type. We also limit our exposure to European sovereign debt securities and maintain no holdings with respect to certain euro-zone states, such as Spain and Portugal. The value of our investments, however, may be adversely affected by increases in interest rates, downgrades in the credit rating of the corporate bonds included in our portfolio, instability in the global financial markets that reduces the liquidity of securities included in our portfolio, and by other factors which may result in declines in the value of the investments. Each of these events may cause us to record charges to reduce the carrying value of our investment portfolio if the declines are other-than-temporary or sell investments for less than our acquisition cost which could adversely impact our financial position and our overall liquidity.
The increase in cash, cash equivalents and marketable securities from December 31, 2014, is primarily due to net cash flows provided by operating activities, partially offset by contingent payments made to former shareholders of Fumapharm AG and holders of their rights and the acquisition of Convergence.
Borrowings
We have $550.0 million aggregate principal amount of 6.875% Senior Notes due March 1, 2018 that were originally priced at 99.184% of par. The discount is amortized as additional interest expense over the period from issuance through maturity.
In connection with our 2006 distribution agreement with Fumedica, we issued notes totaling 61.4 million Swiss Francs which were payable to Fumedica in varying amounts from June 2008 through June 2018. Our remaining note payable to Fumedica had a carrying value of 11.7 million Swiss Francs ($12.1 million) and 11.6 million Swiss Francs ($11.7 million) as of March 31, 2015 and December 31, 2014, respectively.
For a summary of the fair and carrying values of our outstanding borrowings as of March 31, 2015 and December 31, 2014, please read Note 7, Fair Value Measurements to our condensed consolidated financial statements included within this report.

Working Capital
We define working capital as current assets less current liabilities. The increase in working capital from December 31, 2014 reflects an increase in total current assets of $586.2 million and a decrease in current liabilities of $273.5 million. The increase in total current assets was primarily driven by an increase in cash and cash equivalents and accounts receivable resulting from increased product revenue. The decrease in total current liabilities primarily resulted from a decrease in accrued expenses and other, partially offset by an increase in taxes payable.
Share Repurchase Programs
In February 2011, our Board of Directors authorized the repurchase of up to 20.0 million shares of common stock. This authorization does not have an expiration date. During the three months ended March 31, 2015 and 2014, we did not repurchase any shares of common stock. As of March 31, 2015, approximately 1.3 million shares of our common stock remain available for repurchase under the 2011 authorization.

Cash Flows
The following table summarizes our cash flow activity:

	For the Three Months Ended March 31,
(In millions, except percentages)	2015	2014	% Change
Net cash flows provided by operating activities	$733.0	$104.6	600.6%
Net cash flows provided by (used in) investing activities	$(502.8)	$6.0	**
Net cash flows provided by financing activities	$80.8	$114.9	(29.7)%
** Percentage not meaningful.
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

For the three months ended March 31, 2015, compared to the same period in 2014, the increase in cash provided by operating activities is primarily driven by higher net income, a decrease in the comparative growth in outstanding accounts receivable balances due to collection efforts and a decrease in income tax payments.
Investing Activities
For the three months ended March 31, 2015, compared to the same period in 2014, the increase in net cash flows used in investing activities is primarily due to an increase in the total amount of contingent consideration paid to the former shareholders of Fumapharm AG and cash paid for the acquisition of Convergence.
Financing Activities
For the three months ended March 31, 2015, compared to the same period in 2014, the decrease in net cash flows provided by financing activities is primarily due to a decrease in the excess tax benefit from stock options.

Contractual Obligations and Off-Balance Sheet Arrangements
Contractual Obligations
Our contractual obligations primarily consist of our obligations under non-cancellable operating leases, notes payable, and defined benefit and other purchase obligations, excluding amounts related to uncertain tax positions, amounts payable to tax authorities, funding commitments, contingent development, regulatory and commercial milestone payments, TYSABRI contingent payments and contingent consideration related to our business combinations, as described below.
In March 2015, we signed a lease for additional laboratory space in Cambridge, Massachusetts through June 2025. We are subject to future minimum rental commitments related to this lease in the amount of approximately $55.5 million over the term of the lease.
There have been no other material changes in our contractual obligations since December 31, 2014.
Tax Related Obligations
We exclude liabilities pertaining to uncertain tax positions from our summary of contractual obligations as we cannot make a reliable estimate of the period of cash settlement with the respective taxing authorities. As of March 31, 2015, we have approximately $69.6 million of liabilities associated with uncertain tax positions.
Other Funding Commitments
As of March 31, 2015, we have several on-going clinical studies in various clinical trial stages. Our most significant clinical trial expenditures are to contract research organizations (CROs). The contracts with CROs are generally cancellable, with notice, at our option. We have recorded accrued expenses of approximately $32.8 million on our condensed consolidated balance sheet for expenditures incurred by CROs as of March 31, 2015. We have approximately $502.7 million in cancellable future commitments based on existing CRO contracts as of March 31, 2015.

Contingent Development, Regulatory and Commercial Milestone Payments
Based on our development plans as of March 31, 2015, we have committed to make potential future milestone payments to third parties of up to approximately $3.0 billion as part of our various collaborations, including licensing and development programs. Payments under these agreements generally become due and payable only upon achievement of certain development, regulatory or commercial milestones. Because the achievement of these milestones had not occurred as of March 31, 2015, such contingencies have not been recorded in our financial statements. Amounts related to contingent milestone payments are not considered contractual obligations as they are contingent on the successful achievement of certain development, regulatory approval and commercial milestones.
We anticipate that we may pay approximately $113.6 million of milestone payments during the remainder of 2015, provided various development, regulatory or commercial milestones are achieved, including $60.0 million due to Neurimmune upon the initiation of a late stage clinical trial.
TYSABRI Contingent Payments
In 2013, we acquired from Elan full ownership of all remaining rights to TYSABRI that we did not already own or control. Under the terms of the acquisition agreement, we are obligated to make contingent payments to Elan of 18% on annual worldwide net sales up to $2.0 billion and 25% on annual worldwide net sales that exceed $2.0 billion. Royalty payments to Elan and other third parties are recognized as cost of sales within our condensed consolidated statements of income. Elan was acquired by Perrigo in December 2013. Following that acquisition, we began making these royalty payments to Perrigo.
Contingent Consideration related to Business Combinations
In connection with our purchase of the noncontrolling interests in our joint venture investments in Biogen Dompé SRL and Biogen Dompé Switzerland GmbH and our acquisitions of Convergence, Stromedix, Biogen International Neuroscience GmbH (formerly Biogen Idec International Neuroscience GmbH) (BIN) and Biogen Hemophilia Inc. (formerly Biogen Idec Hemophilia Inc.) (BIH), we may pay up to approximately $1,274 million in remaining milestones based upon the achievement of certain events. These milestones may not be achieved.

As the acquisitions of the noncontrolling interests in our joint venture investments and our acquisitions of Convergence, Stromedix and BIN, formerly Panima Pharmaceuticals AG, occurred after January 1, 2009, we record contingent consideration liabilities at their fair value on the acquisition date and revalue these obligations each reporting period. For additional information related to our acquisition of Convergence, please read Note 2, Acquisitions, to our condensed consolidated financial statements included within this report. For additional information related to our acquisition of Stromedix, please read Note 2, Acquisitions, to our consolidated financial statements included within our 2014 Form 10-K.
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
During the three months ended March 31, 2015, we paid a $250.0 million contingent payment as we reached the $4.0 billion cumulative sales level related to the Fumapharm Products in the fourth quarter of 2014.
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
New Accounting Standards
For a discussion of new accounting standards please read Note 1, Summary of Significant Accounting Policies - New Accounting Pronouncements to our consolidated financial statements included within our 2014 Form 10-K.
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
For a discussion of our critical accounting estimates, please read Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2014 Form 10-K. There have been no material changes to these critical accounting estimates since our 2014 Form 10-K.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
The information required by this Item is incorporated by reference to the discussion under “Market Risk” in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Item 4.    Controls and Procedures
Disclosure Controls and Procedures and Internal Control over Financial Reporting
Controls and Procedures
We have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of March 31, 2015. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that (a) the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (b) such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Our success depends in part on our ability to obtain and defend patent and other intellectual property rights that are important to the commercialization of our products and product candidates. The degree of patent protection that will be afforded to our products and processes in the U.S. and in other important markets remains uncertain and is dependent upon the scope of protection decided upon by the patent offices, courts and lawmakers in these countries. For example, there is an ongoing interference in the U.S. Patent and Trademark Office (USPTO) between our U.S. Patent No. 8,399,514, which includes claims covering the method of treating multiple sclerosis with 480 mg of dimethyl fumarate that is in our TECFIDERA label, and Forward Pharma’s pending U.S. Patent Application No. 11/576,871. We can provide no assurance that we will successfully obtain or preserve patent protection for the technologies incorporated into our products and processes, or that the protection obtained will be of sufficient breadth and degree to protect our commercial interests in all countries where we conduct business. If we cannot prevent others from exploiting our inventions, we will not derive the benefit from them that we currently expect. Furthermore, we can provide no assurance that our products will not infringe patents or other intellectual property rights held by third parties.
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
Litigation, interferences, oppositions, inter partes reviews or other proceedings are, have been and may in the future be necessary in some instances to determine the validity and scope of certain of our proprietary rights, and in other instances to determine the validity, scope or non-infringement of certain patent rights claimed by third parties to be pertinent to the manufacture, use or sale of our products. We may also face challenges to our patent and regulatory protections covering our products by manufacturers of generics and biosimilars that may choose to launch or attempt to launch their products before the expiration of our patent or regulatory exclusivity. Litigation, interference, oppositions or other similar types of proceedings are unpredictable and may be protracted, expensive and distracting to management. The outcome of such proceedings could adversely affect the validity and scope of our patent or other proprietary rights, hinder our ability to manufacture and market our products, require us to seek a license for the infringed product or technology or result in the assessment of significant monetary damages against us that may exceed amounts, if any, accrued in our financial statements. An adverse determination in a judicial or administrative proceeding or a failure to obtain necessary licenses could prevent us from manufacturing or selling our products. Furthermore, payments under any licenses that we are able to obtain would reduce our profits derived from the covered products and services.

Our long-term success depends upon the successful development of new products and additional indications for existing products.
Our long-term viability and growth will depend upon successful development of additional indications for our existing products as well as successful development of new products and technologies resulting from our research and development activities, our joint venture with Samsung Biologics or licenses or acquisitions from third parties.
Product development is very expensive and involves a high degree of risk. Only a small number of research and development programs result in the commercialization of a product. Clinical trials may indicate that our product candidates lack efficacy, have harmful side effects or raise other concerns that may significantly reduce the likelihood of regulatory approval. This may result in significant restrictions on use and safety warnings in an approved label, adverse placement within the treatment paradigm, or significant reduction in the commercial potential of the product candidate.
Clinical trials and the development of biopharmaceutical products is a lengthy and complex process. If we fail to adequately manage our clinical activities, our clinical trials or potential regulatory approvals may be delayed or denied.
Conducting clinical trials is a complex, time-consuming and expensive process. Our ability to complete clinical trials in a timely fashion depends in large part on a number of key factors. These factors include protocol design, regulatory and institutional review board approval, patient enrollment rates, and compliance with extensive current Good Clinical Practices. If we or our third party clinical trial providers or third party contract research organizations, or CROs, do not successfully carry out these clinical activities, our clinical trials or the potential regulatory approval of a product candidate may be delayed or be unsuccessful.
We have opened clinical sites and are enrolling patients in a number of countries where our experience is more limited. In most cases, we use the services of third parties to carry out our clinical trial related activities and rely on such parties to accurately report their results. Our reliance on third parties for these activities may impact our ability to control the timing, conduct, expense and quality of our clinical trials. One CRO has responsibility for substantially all of our clinical trial related activities and reporting. If this CRO does not adequately perform, many of our trials may be affected. We may need to replace our CROs. Although we believe there are a number of other CROs we could engage to continue these activities, the replacement of an existing CRO may result in the delay of the affected trials or otherwise adversely affect our efforts to obtain regulatory approvals and commercialize our product candidates.
Successful preclinical work or early stage clinical trials does not ensure success in later stage trials, regulatory approval or commercial viability of a product.
Positive results in a trial may not be replicated in subsequent or confirmatory trials. Additionally, success in preclinical work or early stage clinical trials does not ensure that later stage or larger scale clinical trials will be successful or that regulatory approval will be obtained. In addition, even if later stage clinical trials are successful regulatory authorities may delay or decline approval of our product candidates. Regulatory authorities may disagree with our view of the data, require additional studies or disagree with our trial design or endpoints. Regulatory authorities may also fail to approve the facilities or the processes used to manufacture a product candidate, our dosing or delivery methods or companion devices. Regulatory authorities may grant marketing approval that is more restricted than anticipated. These restrictions may include limiting indications to narrow patient populations and the imposition of safety monitoring, educational requirements and risk evaluation and mitigation strategies. The occurrence of any of these events could result in significant costs and expenses, have an adverse effect on our business, financial condition and results of operations and cause our stock price to decline or experience periods of volatility.
Even if we are able to successfully develop new products or indications, sales of new products or products with additional indications may not meet investor expectations. We may also make a strategic decision to discontinue development of a product or indication if, for example, we believe commercialization will be difficult relative to other opportunities in our pipeline.

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
We depend on relationships with collaborators and other third-parties for revenue, and the development, commercialization and marketing of certain products, which are outside of our full control.
We rely on a number of significant collaborative relationships for revenue, and the development, commercialization, and marketing of certain of our products and product candidates. Reliance on collaborative relationships subjects us to a number of risks, including:

•	we may be unable to control the resources our collaborator devotes to our programs or products;

•
disputes may arise with respect to ownership of rights to technology developed with our collaborator, and the underlying contract with our collaborator may fail to provide significant protection or may fail to be effectively enforced if the collaborator fails to perform;

•
our collaborator’s interests may not always be aligned with our interests and may not market a product in the same manner or to the same extent that we would, which could adversely affect our revenues;

•
collaborations often require the parties to cooperate, and failure to do so effectively could adversely affect product sales by our collaborator or the clinical development or regulatory approvals of products under joint control or could result in termination of the research, development or commercialization of product candidates or result in litigation or arbitration; and

•
any failure on the part of our collaborator to comply with applicable laws and regulatory requirements in the marketing, sale and maintenance of the market authorization of our products or to fulfill any responsibilities our collaborator may have to protect and enforce any intellectual property rights underlying our products could have an adverse effect on our revenues as well as involve us in possible legal proceedings.

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
We are increasing our presence in international markets, particularly emerging markets, subjecting us to many risks that could adversely affect our business and revenues, such as:

•	the inability to obtain necessary foreign regulatory or pricing approvals of products in a timely manner;

•	collectability of accounts receivable;

•	fluctuations in foreign currency exchange rates, in particular the recent strength of the U.S. dollar versus foreign currencies which has adversely impacted our revenues and net income;

•	difficulties in staffing and managing international operations;

•	the imposition of governmental controls;

•	less favorable intellectual property or other applicable laws;

•	increasingly complex standards for complying with foreign laws and regulations that may differ substantially from country to country and may conflict with corresponding U.S. laws and regulations;

•	the far-reaching anti-bribery and anti-corruption legislation in the U.K., including the U.K. Bribery Act 2010, and elsewhere and escalation of investigations and prosecutions pursuant to such laws;

•	compliance with complex import and export control laws;

•	restrictions on direct investments by foreign entities and trade restrictions;

•	greater political or economic instability; and

•	changes in tax laws and tariffs.
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
Our quarterly revenues, expenses and net income (loss) have fluctuated in the past and are likely to fluctuate significantly in the future due to the risks described in these “Risk Factors” as well as the timing of charges and expenses that we may take. We have recorded, or may be required to record, charges that include:

•	the cost of restructurings;

•	impairments with respect to investments, fixed assets and long-lived assets, including in-process R&D and other intangible assets;

•	inventory write-downs for failed quality specifications, charges for excess or obsolete inventory and charges for inventory write downs relating to product suspensions, expirations or recalls;

•	changes in the fair value of contingent consideration;

•	bad debt expenses and increased bad debt reserves;

•	outcomes of litigation and other legal or administrative proceedings, regulatory matters and tax matters;

•	milestone payments under license and collaboration agreements; and

•	payments in connection with acquisitions and other business development activities.
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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table summarizes our common stock repurchase activity during the first quarter of 2015:

Period	Total Number of Shares Purchased (#)	Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Programs (#)	Maximum Number of Shares That May Yet Be Purchased Under Our Programs (#)
January 2015	—	—	—	1,264,156
February 2015	—	—	—	1,264,156
March 2015	—	—	—	1,264,156
Total	—	—
On February 11, 2011, we announced that our Board of Directors authorized the repurchase of up to 20.0 million shares of common stock. This authorization does not have an expiration date. During the three months ended March 31, 2015, we did not repurchase any shares of common stock. As of March 31, 2015, approximately 18.7 million shares of our common stock at a cost of $2,770.0 million have been repurchased under this authorization and approximately 1.3 million shares of our common stock remain available for repurchase.
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

BIOGEN INC.

/s/ Paul J. Clancy
Paul J. Clancy
Executive Vice President and
Chief Financial Officer
(principal financial officer)
April 24, 2015

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation, as amended. Incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.

3.2	Certificate of Amendment to the Certificate of Incorporation. Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on March 27, 2015.

3.3	Third Amended and Restated Bylaws. Incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed on March 27, 2015.

10.1*+	Biogen Inc. 2006 Non-Employee Directors Equity Plan, as amended.

31.1+	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1++	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101++
The following materials from Biogen Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

*    Management contract or compensatory plan or arrangement
+    Filed herewith
++    Furnished herewith