Form 10-Q
period 2015-06-30
BIOGEN INC.
filed 2015-07-24
CIK 875045

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒
The number of shares of the issuer’s Common Stock, $0.0005 par value, outstanding as of July 17, 2015, was 235,169,225 shares.

BIOGEN INC.
FORM 10-Q — Quarterly Report
For the Quarterly Period Ended June 30, 2015

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

•	the costs and timing of potential trials, filing and approvals, and the potential therapeutic scope of the development and commercialization of our and our collaborators' pipeline products;

•	our intent to commit resources for research and development opportunities, and expectations relating to selling, general and administrative expense;

•	the impact of the continued uncertainty of the credit and economic conditions in certain countries in Europe and our collection of accounts receivable in such countries;

•	expectations relating to the timing and execution of our stock repurchase programs;

•	expected timing of the closing of our proposed collaboration with Applied Genetic Technologies Corporation;

•	plans and timing relating to the expansion of our manufacturing capabilities, including anticipated investments in Solothurn, Switzerland and Research Triangle Park, North Carolina;

•	our ability to finance our operations and business initiatives and obtain funding for such activities; and

•	the impact of new laws and accounting standards.
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
NOTE REGARDING TRADEMARKS
ALPROLIX®, AVONEX®, ELOCTATE®, PLEGRIDY®, RITUXAN®, TECFIDERA® and TYSABRI® are registered trademarks of Biogen. BENEPALITM, ELOCTATM, FUMADERMTM and ZINBRYTATM are trademarks of Biogen. The following are trademarks of the respective companies listed: ANGIOMAX® and ANGIOX® — The Medicines Company; BETASERON®— Bayer Pharma AG; EXTAVIA® — Novartis AG; FAMPYRATM — Acorda Therapeutics, Inc.; GAZYVA® —  Genentech, Inc.; and REBIF® — Ares Trading S.A.

PART I FINANCIAL INFORMATION

BIOGEN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited, in thousands, except per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Revenues:
Product, net	$2,198,566	$2,056,292	$4,370,888	$3,799,057
Unconsolidated joint business	337,510	303,296	668,121	600,181
Other	55,566	61,864	107,596	151,965
Total revenues	2,591,642	2,421,452	5,146,605	4,551,203
Cost and expenses:
Cost of sales, excluding amortization of acquired intangible assets	286,120	291,887	598,551	571,132
Research and development	490,728	447,273	951,277	976,157
Selling, general and administrative	491,895	576,622	1,052,256	1,088,296
Amortization of acquired intangible assets	92,004	116,826	187,907	260,084
(Gain) loss on fair value remeasurement of contingent consideration	(2,201)	4,019	5,643	3,220
Total cost and expenses	1,358,546	1,436,627	2,795,634	2,898,889
Gain on sale of rights	—	3,900	—	7,759
Income from operations	1,233,096	988,725	2,350,971	1,660,073
Other income (expense), net	(10,889)	4,861	(25,875)	(740)
Income before income tax expense and equity in loss of investee, net of tax	1,222,207	993,586	2,325,096	1,659,333
Income tax expense	292,501	268,521	574,382	446,935
Equity in loss of investee, net of tax	4,881	1,933	5,715	9,538
Net income	924,825	723,132	1,744,999	1,202,860
Net income (loss) attributable to noncontrolling interests, net of tax	(2,451)	8,626	(4,818)	8,398
Net income attributable to Biogen Inc.	$927,276	$714,506	$1,749,817	$1,194,462
Net income per share:
Basic earnings per share attributable to Biogen Inc.	$3.94	$3.02	$7.44	$5.05
Diluted earnings per share attributable to Biogen Inc.	$3.93	$3.01	$7.42	$5.03
Weighted-average shares used in calculating:
Basic earnings per share attributable to Biogen Inc.	235,286	236,661	235,122	236,729
Diluted earnings per share attributable to Biogen Inc.	235,718	237,401	235,671	237,634

See accompanying notes to these unaudited condensed consolidated financial statements.

BIOGEN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Net income attributable to Biogen Inc.	$927,276	$714,506	$1,749,817	$1,194,462
Other comprehensive income:
Unrealized gains (losses) on securities available for sale, net of tax of $(145) and $(4,029) for the three months ended June 30, 2015 and 2014, respectively; and $621 and $(3,015) for the six months ended June 30, 2015 and 2014, respectively	(214)	(6,865)	1,085	(5,140)
Unrealized gains (losses) on foreign currency forward contracts, net of tax of $(454) and $(260) for the three months ended June 30, 2015 and 2014, respectively; and $(42) and $5 for the six months ended June 30, 2015 and 2014, respectively	(96,159)	10,760	(8,913)	16,551
Unrealized gains (losses) on pension benefit obligation	2,851	(170)	4,109	646
Currency translation adjustment	63,035	(8,047)	(37,818)	(10,991)
Total other comprehensive income (loss), net of tax	(30,487)	(4,322)	(41,537)	1,066
Comprehensive income attributable to Biogen Inc.	896,789	710,184	1,708,280	1,195,528
Comprehensive income (loss) attributable to noncontrolling interests, net of tax	(2,266)	8,626	(4,533)	8,398
Comprehensive income	$894,523	$718,810	$1,703,747	$1,203,926

See accompanying notes to these unaudited condensed consolidated financial statements.

BIOGEN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except per share amounts)

	As of June 30, 2015	As of December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$1,282,078	$1,204,924
Marketable securities	1,086,595	640,460
Accounts receivable, net	1,310,821	1,292,445
Due from unconsolidated joint business, net	323,714	283,360
Inventory	865,738	804,022
Other current assets	750,039	447,462
Total current assets	5,618,985	4,672,673
Marketable securities	2,101,796	1,470,652
Property, plant and equipment, net	1,837,670	1,765,683
Intangible assets, net	4,294,791	4,028,507
Goodwill	2,154,341	1,760,249
Investments and other assets	751,588	618,795
Total assets	$16,759,171	$14,316,559
LIABILITIES AND EQUITY
Current liabilities:
Current portion of notes payable	$3,262	$3,136
Taxes payable	457,769	168,058
Accounts payable	282,702	229,178
Accrued expenses and other	1,812,099	1,819,334
Total current liabilities	2,555,832	2,219,706
Notes payable	576,207	582,061
Long-term deferred tax liability	138,403	50,656
Other long-term liabilities	915,731	650,096
Total liabilities	4,186,173	3,502,519
Commitments and contingencies
Equity:
Biogen Inc. shareholders’ equity
Preferred stock, par value $0.001 per share	—	—
Common stock, par value $0.0005 per share	129	129
Additional paid-in capital	4,251,443	4,196,156
Accumulated other comprehensive loss	(101,025)	(59,488)
Retained earnings	11,033,736	9,283,919
Treasury stock, at cost	(2,611,706)	(2,611,706)
Total Biogen Inc. shareholders’ equity	12,572,577	10,809,010
Noncontrolling interests	421	5,030
Total equity	12,572,998	10,814,040
Total liabilities and equity	$16,759,171	$14,316,559

See accompanying notes to these unaudited condensed consolidated financial statements.

BIOGEN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	For the Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net income	$1,744,999	$1,202,860
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	292,523	355,102
Share-based compensation	93,677	83,856
Deferred income taxes	(90,647)	(146,506)
Other	(5,808)	(64,213)
Changes in operating assets and liabilities, net:
Accounts receivable	(38,907)	(188,961)
Inventory	(81,294)	(72,689)
Accrued expenses and other current liabilities	(169,929)	(30,299)
Current taxes payable	102,017	31,113
Other changes in operating assets and liabilities, net	(66,374)	(75,044)
Net cash flows provided by operating activities	1,780,257	1,095,219
Cash flows from investing activities:
Proceeds from sales and maturities of marketable securities	975,517	1,317,525
Purchases of marketable securities	(2,045,046)	(1,787,606)
Acquisitions of business, net of cash acquired	(198,798)	—
Purchases of property, plant and equipment	(227,688)	(118,308)
Contingent consideration related to Fumapharm AG acquisition	(250,000)	(25,000)
Other	(10,119)	(10,745)
Net cash flows used in investing activities	(1,756,134)	(624,134)
Cash flows from financing activities:
Purchase of treasury stock	(42,193)	(336,905)
Proceeds from issuance of stock for share-based compensation arrangements	34,727	33,477
Excess tax benefit from stock options	69,690	83,940
Other	14,995	12,003
Net cash flows provided by (used in) financing activities	77,219	(207,485)
Net increase in cash and cash equivalents	101,342	263,600
Effect of exchange rate changes on cash and cash equivalents	(24,188)	(2,965)
Cash and cash equivalents, beginning of the period	1,204,924	602,562
Cash and cash equivalents, end of the period	$1,282,078	$863,197

See accompanying notes to these unaudited condensed consolidated financial statements.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.    Summary of Significant Accounting Policies
Business Overview
Biogen is a global biopharmaceutical company focused on discovering, developing, manufacturing and delivering therapies for neurological, autoimmune and hematologic disorders. Our principal marketed products include AVONEX, PLEGRIDY, TECFIDERA, TYSABRI, and FAMPYRA for multiple sclerosis (MS), ALPROLIX for hemophilia B and ELOCTATE for hemophilia A. We also collaborate with Genentech, Inc., a wholly-owned member of the Roche Group, on the development and commercialization of RITUXAN for the treatment of non-Hodgkin's lymphoma, chronic lymphocytic leukemia and other conditions and share profits and losses for GAZYVA, which is approved for the treatment of chronic lymphocytic leukemia.
Basis of Presentation
In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of our financial statements for interim periods in accordance with accounting principles generally accepted in the United States (U.S. GAAP). The information included in this quarterly report on Form 10-Q should be read in conjunction with our consolidated financial statements and the accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2014 (2014 Form 10-K). Our accounting policies are described in the “Notes to Consolidated Financial Statements” in our 2014 Form 10-K and updated, as necessary, in this Form 10-Q. The year-end condensed consolidated balance sheet data presented for comparative purposes was derived from our audited financial statements, but does not include all disclosures required by U.S. GAAP. The results of operations for the three and six months ended June 30, 2015, are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.
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

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Accounts Receivable
Our accounts receivable primarily arise from product sales in the U.S. and Europe and mainly represent amounts due from our wholesale distributors, public hospitals and other government entities. Concentrations of credit risk with respect to our accounts receivable, which are typically unsecured, are limited due to the wide variety of customers and markets using our products, as well as their dispersion across many different geographic areas. The majority of our accounts receivable require payment within 30 to 90 days. We monitor the financial performance and credit worthiness of our customers so that we can properly assess and respond to changes in their credit profile. We provide reserves against trade receivables for estimated losses that may result from a customer’s inability to pay. Amounts determined to be uncollectible are charged or written-off against the reserve. To date, our historical reserves and write-offs of accounts receivable have not been significant.
In countries where we have experienced a pattern of payments extending beyond our contractual payment term and we expect to collect receivables greater than one year after the time of sale, we have discounted our receivables and reduced related revenues over the period of time that we estimate those amounts will be paid using the country’s market-based borrowing rate for such period. The related receivables are classified at the time of sale as non-current assets. We accrete interest income on these receivables, which is recognized as a component of other income (expense), net within our condensed consolidated statement of income.
Property, Plant and Equipment
Property, plant and equipment are recorded at cost, net of accumulated depreciation. Accumulated depreciation on property, plant and equipment was $1,274.2 million and $1,186.4 million as of June 30, 2015 and December 31, 2014, respectively.
New Accounting Pronouncements
From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (FASB) or other standard setting bodies that we adopt as of the specified effective date. Unless otherwise discussed, we do not believe that the impact of recently issued standards that are not yet effective will have a material impact on our financial position or results of operations upon adoption.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes all existing revenue recognition requirements, including most industry-specific guidance. The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. In July 2015, the FASB decided to delay the effective date of the new revenue standard by one year. The new standard will be effective for us on January 1, 2018. The FASB also agreed to allow entities to choose to adopt the standard as of the original effective date. We are currently evaluating the method of adoption and the potential impact that Topic 606 may have on our financial position and results of operations.
In June 2014, the FASB issued ASU No. 2014-11, Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosure. The new standard expanded secured borrowing accounting to include repurchase-to-maturity transactions and repurchase financings and set forth new disclosure requirements for repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions that are accounted for as secured borrowings. We adopted this standard on April 1, 2015 and expanded our disclosures presented within Note 7, Financial Instruments to these condensed consolidated financial statements. The adoption of this standard did not have an impact on our financial position or results of operations.
In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The new standard requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The new standard will be effective for us on January 1, 2016. The adoption of this standard is not expected to have an impact on our financial position or results of operations.
In April 2015, the FASB issued ASU No. 2015-05, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Fees Paid in a Cloud Computing Arrangement. Under this standard, if a cloud computing arrangement includes a software license, the software license element of the arrangement should be accounted for consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the arrangement should be accounted for as a service contract. The new standard

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

will be effective for us on January 1, 2016. The adoption of this standard is not expected to have an impact on our financial position or results of operations.
In May 2015, the FASB issued ASU No. 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). The new standard removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. The new standard will be effective for us on January 1, 2016. Early application is permitted. We maintain investments in certain venture capital funds which primarily invest in small, privately-owned, venture-backed biotechnology companies. The value of our investments in these venture capital funds is estimated using the net asset value of the fund and has been included in the fair value hierarchy disclosure as a Level 3 measurement. These venture capital investments are not material to our financial position or results of operations. We have elected to apply this standard as of June 30, 2015 and our investments in venture capital funds will no longer be included in our disclosures reflected within Note 6, Fair Value Measurements to these condensed consolidated financial statements.
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
In connection with our acquisition of Convergence, we recorded a liability of $274.5 million representing the fair value of the contingent consideration. This amount was estimated through a valuation model that incorporates industry-based probability adjusted assumptions relating to the achievement of these milestones and thus the likelihood of making the contingent payments. This fair value measurement is based upon significant inputs not observable in the market and therefore represents a Level 3 measurement.
The purchase price, as adjusted, consisted of the following:

(In millions)
Cash portion of consideration	$200.1
Contingent consideration	274.5
Total purchase price	$474.6
Subsequent changes in the fair value of the contingent consideration obligation will be recognized as adjustments to contingent consideration and reflected within our condensed consolidated statements of income. For additional information related to the fair value of this obligation, please read Note 6, Fair Value Measurements to these condensed consolidated financial statements.
We adjusted our preliminary estimate of the fair value of the separately identifiable assets acquired and contingent consideration as of the date of acquisition to reflect revised estimates to our initial clinical development plans, resulting probabilities of success and the timing of certain milestone payments. The primary effects of these revised estimates resulted in an increase in the value of our estimated contingent consideration and goodwill by $36.0 million, respectively, as compared with March 31, 2015. Our revised purchase price allocation is reflected in the chart below. Our purchase price allocation is substantially complete.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

The following table summarizes the estimated fair values of the separately identifiable assets acquired and liabilities assumed as of February 12, 2015, as adjusted:

(In millions)
In-process research and development	$424.6
Other intangible assets	7.6
Goodwill	128.3
Deferred tax liability	(84.9)
Other, net	(1.0)
Total purchase price	$474.6
Our estimate of the fair value of the IPR&D programs acquired was determined through a probability adjusted cash flow analysis based on probability weighted net cash flows utilizing a discount rate of 11%. This valuation was primarily driven by the value associated with the lead candidate, CNV1014802, which is in development for the treatment of TGN and is expected to be completed no earlier than 2020, at a remaining cost of approximately $145.0 million. The fair value associated with CNV1014802 for the treatment of TGN was $200.0 million. We have recorded additional IPR&D assets related to the use of CNV1014802 in two additional neuropathic pain indications, with a total estimated value of $220.0 million. The remaining cost of development for these two indications is approximately $415.0 million, with an expected completion date of no earlier than 2021. These fair value measurements were based on significant inputs not observable in the market and thus represent Level 3 fair value measurements.
We have attributed the goodwill recognized to the Convergence workforce's expertise in chronic pain research and clinical development and to establishing a deferred tax liability for the acquired IPR&D intangible assets which has no tax basis. The goodwill is not tax deductible.
Pro forma results of operations would not be materially different as a result of the acquisition of Convergence and therefore are not presented. Subsequent to the acquisition date, our results of operations include the results of operations of Convergence.
3.    Reserves for Discounts and Allowances
An analysis of the change in reserves for discounts and allowances is summarized as follows:

(In millions)	Discounts	Contractual Adjustments	Returns	Total
Balance, as of December 31, 2014	$47.6	$387.1	$49.1	$483.8
Current provisions relating to sales in current year	209.2	854.4	19.1	1,082.7
Adjustments relating to prior years	0.4	(19.8)	(8.1)	(27.5)
Payments/credits relating to sales in current year	(158.0)	(483.9)	(0.9)	(642.8)
Payments/credits relating to sales in prior years	(43.3)	(254.7)	(7.8)	(305.8)
Balance, as of June 30, 2015	$55.9	$483.1	$51.4	$590.4
The total reserves above, included in our condensed consolidated balance sheets, are summarized as follows:

(In millions)	As of June 30, 2015	As of December 31, 2014
Reduction of accounts receivable	$143.9	$124.6
Component of accrued expenses and other	446.5	359.2
Total reserves	$590.4	$483.8

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

4.    Inventory
The components of inventory are summarized as follows:

(In millions)	As of June 30, 2015	As of December 31, 2014
Raw materials	$173.2	$128.3
Work in process	516.7	511.5
Finished goods	175.8	164.2
Total inventory	$865.7	$804.0
As of June 30, 2015, our inventory included $35.8 million associated with our ZINBRYTA and biosimilar programs, which have been capitalized in advance of regulatory approval. As of December 31, 2014, our inventory included $6.3 million associated with our ZINBRYTA program, which had been capitalized in advance of regulatory approval.
5.    Intangible Assets and Goodwill
Intangible Assets
Intangible assets, net of accumulated amortization, impairment charges and adjustments, are summarized as follows:

		As of June 30, 2015			As of December 31, 2014
(In millions)	Estimated Life	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Out-licensed patents	13-23 years	$543.3	$(493.9)	$49.4	$543.3	$(481.7)	$61.6
Developed technology	15-23 years	3,005.3	(2,492.1)	513.2	3,005.3	(2,396.8)	608.5
In-process research and development	Indefinite until commercialization	752.0	—	752.0	314.1	—	314.1
Trademarks and tradenames	Indefinite	64.0	—	64.0	64.0	—	64.0
Acquired and in-licensed rights and patents	3-17 years	3,296.7	(380.5)	2,916.2	3,280.4	(300.1)	2,980.3
Total intangible assets		$7,661.3	$(3,366.5)	$4,294.8	$7,207.1	$(3,178.6)	$4,028.5
For the three and six months ended June 30, 2015, amortization of acquired intangible assets totaled $92.0 million and $187.9 million, respectively, as compared to $116.8 million and $260.1 million, respectively, in the prior year comparative periods. For the three and six months ended June 30, 2015, compared to the same periods in 2014, the decrease in amortization of acquired intangible assets was primarily driven by a decrease in AVONEX and TYSABRI revenues during the comparative periods and higher expected lifetime revenues of TYSABRI as discussed below. Amortization of acquired intangible assets during the six months ended June 30, 2014 also includes a $34.7 million impairment charge related to one of our out-licensed patents.
Developed Technology
Developed technology primarily relates to our AVONEX product, which was recorded in connection with the merger of Biogen, Inc. and IDEC Pharmaceuticals Corporation in 2003. The net book value of this asset as of June 30, 2015 was $504.3 million.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

In-process Research and Development (IPR&D)
IPR&D represents the fair value assigned to research and development assets that we acquire that have not reached technological feasibility at the date of acquisition. Upon commercialization, we will determine the estimated useful life. In connection with our acquisition of Convergence in February 2015, we acquired IPR&D programs with an estimated fair value of $424.6 million. This amount will be adjusted for foreign exchange rate fluctuations. For a more detailed description of this transaction, please read Note 2, Acquisitions to these condensed consolidated financial statements.
Acquired and In-licensed Rights and Patents
Acquired and in-licensed rights and patents primarily relate to our acquisition of the TYSABRI rights from Elan Corporation plc (Elan). Elan was acquired by Perrigo Company plc (Perrigo) in December 2013. The net book value of this asset as of June 30, 2015 was $2,851.9 million.
Estimated Future Amortization of Intangible Assets
Our amortization expense is based on the economic consumption of intangible assets. Our most significant intangible assets are related to our AVONEX and TYSABRI products. Annually, during our long-range planning cycle, we perform an analysis of anticipated lifetime revenues of AVONEX and TYSABRI. This analysis is also updated whenever events or changes in circumstances would significantly affect the anticipated lifetime revenues of either product.
Our most recent long range planning cycle was updated in the third quarter of 2014. Our analysis included an increase in the expected future product revenues of TYSABRI, resulting in a decrease in the rate of amortization expense as compared to prior quarters. Our analysis also included a decrease in the expected future product revenues of AVONEX. The results of our TYSABRI and AVONEX analyses were impacted by changes in the estimated impact of TECFIDERA, as well as other existing and potential oral and alternative MS formulations, including PLEGRIDY, that may compete with TYSABRI and AVONEX. Based upon this recent analysis, the estimated future amortization for acquired intangible assets is expected to be as follows:

(In millions)	As of June 30, 2015
2015 (remaining six months)	$185.5
2016	312.5
2017	285.8
2018	281.6
2019	270.6
2020	263.8
Total	$1,599.8

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

Goodwill
The following table provides a roll forward of the changes in our goodwill balance:

(In millions)
Balance, as of December 31, 2014	$1,760.2
Increase to goodwill	390.0
Other	4.1
Balance, as of June 30, 2015	$2,154.3
The increase in goodwill during the six months ended June 30, 2015 was related to a $300.0 million contingent payment achieved (exclusive of a $38.3 million tax benefit) and to be paid to former shareholders of Fumapharm AG or holders of their rights and our acquisition of Convergence. Other includes changes related to foreign exchange. For additional information related to future contingent payments to the former shareholders of Fumapharm AG or holders of their rights, please read Note 18, Commitments and Contingencies to these condensed consolidated financial statements. For additional information related to our acquisition of Convergence, please read Note 2, Acquisitions to these condensed consolidated financial statements.
As of June 30, 2015, we had no accumulated impairment losses related to goodwill.
6.    Fair Value Measurements
The tables below present information about our assets and liabilities that are regularly measured and carried at fair value and indicate the level within the fair value hierarchy of the valuation techniques we utilized to determine such fair value:

As of June 30, 2015 (In millions)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$974.0	$—	$974.0	$—
Marketable debt securities:
Corporate debt securities	1,198.1	—	1,198.1	—
Government securities	1,700.3	—	1,700.3	—
Mortgage and other asset backed securities	290.0	—	290.0	—
Marketable equity securities	6.8	6.8	—	—
Derivative contracts	100.5	—	100.5	—
Plan assets for deferred compensation	40.7	—	40.7	—
Total	$4,310.4	$6.8	$4,303.6	$—
Liabilities:
Derivative contracts	$27.7	$—	$27.7	$—
Contingent consideration obligations	495.6	—	—	495.6
Total	$523.3	$—	$27.7	$495.6

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

As of December 31, 2014 (In millions)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$716.3	$—	$716.3	$—
Marketable debt securities:
Corporate debt securities	1,063.0	—	1,063.0	—
Government securities	849.8	—	849.8	—
Mortgage and other asset backed securities	198.3	—	198.3	—
Marketable equity securities	6.9	6.9	—	—
Derivative contracts	72.7	—	72.7	—
Plan assets for deferred compensation	36.9	—	36.9	—
Total	$2,943.9	$6.9	$2,937.0	$—
Liabilities:
Derivative contracts	$5.4	$—	$5.4	$—
Contingent consideration obligations	215.5	—	—	215.5
Total	$220.9	$—	$5.4	$215.5
There have been no material impairments of our assets measured and carried at fair value during the three and six months ended June 30, 2015. In addition, there were no changes in valuation techniques or inputs utilized or transfers between fair value measurement levels during the three and six months ended June 30, 2015. The fair value of Level 2 instruments classified as cash equivalents and marketable debt securities was determined through third party pricing services. For a description of our validation procedures related to prices provided by third party pricing services, refer to Note 1, Summary of Significant Accounting Policies: Fair Value Measurements, to our consolidated financial statements included within our 2014 Form 10-K. For additional information related to our decision to no longer reflect our investments in venture capital funds within the fair value hierarchy, refer to Note 1, Summary of Significant Accounting Policies: New Accounting Pronouncements, to these condensed consolidated financial statements.
Debt Instruments
The fair and carrying values of our debt instruments, which are Level 2 liabilities, are summarized as follows:

	As of June 30, 2015		As of December 31, 2014
(In millions)	Fair Value	Carrying Value	Fair Value	Carrying Value
Notes payable to Fumedica	$10.0	$9.4	$12.6	$11.7
6.875% Senior Notes due March 1, 2018	621.5	570.1	634.6	573.5
Total	$631.5	$579.5	$647.2	$585.2
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

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

Contingent Consideration Obligations
The following table provides a roll forward of the fair values of our contingent consideration obligations which includes Level 3 measurements:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In millions)	2015	2014	2015	2014
Fair value, beginning of period	$461.8	$275.1	$215.5	$280.9
Additions	36.0	—	274.5	—
Changes in fair value	(2.2)	4.0	5.6	3.2
Payments	—	—	—	(5.0)
Fair value, end of period	$495.6	$279.1	$495.6	$279.1
As of June 30, 2015 and December 31, 2014, approximately $302.2 million and $200.0 million, respectively, of the fair value of our total contingent consideration obligations were reflected as components of other long-term liabilities within our condensed consolidated balance sheets with the remaining balances reflected as a component of accrued expenses and other.
In connection with our acquisition of Convergence, we recorded a liability of $274.5 million, representing the fair value of the contingent consideration. This valuation was based on probability weighted net cash outflow projections of $450.0 million, discounted using a rate of 2%, which is the estimated cost of debt financing for market participants. This liability reflects the revised estimate from the date of acquisition for our initial clinical development plans, resulting probabilities of success and the timing of certain milestone payments. For a more detailed description of this transaction, please read Note 2, Acquisitions to these condensed consolidated financial statements.
Acquired IPR&D
In connection with our acquisition of Convergence, we also allocated $424.6 million of the total purchase price to acquired IPR&D, which was capitalized as an intangible asset. The amount allocated to acquired IPR&D was based on significant inputs not observable in the market and thus represented a Level 3 fair value measurement. This estimate was also adjusted from our preliminary estimate as of the date of acquisition to reflect revised estimates to our initial clinical development plans, resulting probabilities of success and the timing of certain milestone payments. These assets will be tested for impairment annually until commercialization, after which time the IPR&D will be amortized over its estimated useful life. For a more detailed description of this transaction, please read Note 2, Acquisitions to these condensed consolidated financial statements.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

7.    Financial Instruments
Marketable Securities
The following tables summarize our marketable debt and equity securities:

As of June 30, 2015 (In millions)	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost
Available-for-sale:
Corporate debt securities
Current	$375.9	$0.1	$(0.1)	$375.9
Non-current	822.2	0.4	(1.2)	823.0
Government securities
Current	710.5	0.1	(0.1)	710.5
Non-current	989.8	0.9	(0.1)	989.0
Mortgage and other asset backed securities
Current	0.2	—	—	0.2
Non-current	289.8	0.2	(0.3)	289.9
Total marketable debt securities	$3,188.4	$1.7	$(1.8)	$3,188.5
Marketable equity securities, non-current	$6.8	$1.1	$—	$5.7

As of December 31, 2014 (In millions)	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost
Available-for-sale:
Corporate debt securities
Current	$370.4	$—	$(0.2)	$370.6
Non-current	692.6	0.2	(1.5)	693.9
Government securities
Current	269.9	—	(0.1)	270.0
Non-current	579.9	0.3	(0.4)	580.0
Mortgage and other asset backed securities
Current	0.2	—	—	0.2
Non-current	198.1	0.2	(0.2)	198.1
Total marketable debt securities	$2,111.1	$0.7	$(2.4)	$2,112.8
Marketable equity securities, non-current	$6.9	$1.2	$(0.2)	$5.9
The following table summarizes our financial assets with maturities of less than 90 days from the date of purchase included within cash and cash equivalents on the accompanying condensed consolidated balance sheet:

(In millions)	As of June 30, 2015	As of December 31, 2014
Commercial paper	$38.8	$54.2
Overnight reverse repurchase agreements	185.0	305.0
Money market funds	740.2	321.2
Short-term debt securities	10.0	35.9
Total	$974.0	$716.3
The carrying values of our commercial paper, including accrued interest, overnight reverse repurchase agreements, money market funds and our short-term debt securities approximate fair value due to their short term maturities. Our overnight reverse repurchase agreements are collateralized with agency-guaranteed mortgage securities and represent approximately 1.1% and 2.1% of total assets as of June 30, 2015 and December 31, 2014, respectively.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

Summary of Contractual Maturities: Available-for-Sale Securities
The estimated fair value and amortized cost of our marketable debt securities available-for-sale by contractual maturity are summarized as follows:

	As of June 30, 2015		As of December 31, 2014
(In millions)	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost
Due in one year or less	$1,086.6	$1,086.6	$640.5	$640.8
Due after one year through five years	1,954.4	1,954.5	1,343.7	1,345.2
Due after five years	147.4	147.4	126.9	126.8
Total available-for-sale securities	$3,188.4	$3,188.5	$2,111.1	$2,112.8
The average maturity of our marketable debt securities available-for-sale as of June 30, 2015 and December 31, 2014 was approximately 17 months and 15 months, respectively.
Proceeds from Marketable Debt Securities
The proceeds from maturities and sales of marketable debt securities and resulting realized gains and losses are summarized as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In millions)	2015	2014	2015	2014
Proceeds from maturities and sales	$601.9	$560.1	$975.5	$1,317.5
Realized gains	$0.3	$0.2	$0.5	$0.4
Realized losses	$(0.5)	$(0.1)	$(0.8)	$(0.2)
Strategic Investments
As of June 30, 2015 and December 31, 2014, our strategic investment portfolio was comprised of investments totaling $45.3 million and $47.8 million, respectively, which are included in investments and other assets in our accompanying condensed consolidated balance sheets. Our strategic investment portfolio includes investments in equity securities of certain biotechnology companies and investments in venture capital funds where the underlying investments are in equity securities of biotechnology companies.
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
Foreign currency forward contracts in effect as of June 30, 2015 and December 31, 2014 had durations of 1 to 18 months and 1 to 15 months, respectively. These contracts have been designated as cash flow hedges and accordingly, to the extent effective, any unrealized gains or losses on these foreign currency forward contracts are reported in accumulated other comprehensive income (loss) (referred to as AOCI in the tables below). Realized gains and losses for the effective portion of such contracts are recognized in revenue when the sale of product in the currency being hedged is recognized. To the extent ineffective, hedge transaction gains and losses are reported in other income (expense), net.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

The notional value of foreign currency forward contracts that were entered into to hedge forecasted revenues is summarized as follows:

	Notional Amount
Foreign Currency: (In millions)	As of June 30, 2015	As of December 31, 2014
Euro	$1,437.2	$1,174.6
Canadian dollar	32.1	56.7
British pound sterling	21.9	34.5
Japanese yen	15.5	16.6
Australian dollar	10.3	19.9
Total foreign currency forward contracts	$1,517.0	$1,302.3
The portion of the fair value of these foreign currency forward contracts that was included in accumulated other comprehensive income (loss) within total equity reflected gains of $63.1 million and $72.1 million as of June 30, 2015 and December 31, 2014, respectively. We expect all contracts to be settled over the next 18 months and any amounts in accumulated other comprehensive income (loss) to be reported as an adjustment to revenue. We consider the impact of our and our counterparties’ credit risk on the fair value of the contracts as well as the ability of each party to execute its contractual obligations. As of June 30, 2015 and December 31, 2014, credit risk did not change the fair value of our foreign currency forward contracts.
The following table summarizes the effect of derivatives designated as hedging instruments on our condensed consolidated statements of income:

For the Three Months Ended June 30,
Net Gains/(Losses) Reclassified from AOCI into Operating Income (Effective Portion)			Net Gains/(Losses) Recognized into Net Income (Ineffective Portion)
Location	2015	2014	Location	2015	2014
Revenue	$40.4	$(5.2)	Other income (expense)	$1.2	$(1.0)

For the Six Months Ended June 30,
Net Gains/(Losses) Reclassified from AOCI into Operating Income (Effective Portion)			Net Gains/(Losses) Recognized into Net Income (Ineffective Portion)
Location	2015	2014	Location	2015	2014
Revenue	$75.4	$(10.0)	Other income (expense)	$3.4	$(1.2)

Foreign Currency Forward Contracts - Other Derivatives
We also enter into other foreign currency forward contracts, usually with one month durations, to mitigate the foreign currency risk related to certain balance sheet positions. We have not elected hedge accounting for these transactions.
The aggregate notional amount of these outstanding foreign currency contracts was $472.4 million and $365.2 million as of June 30, 2015 and December 31, 2014, respectively. Net gains of $13.6 million and $3.9 million related to these contracts were recognized as a component of other income (expense), net, for three and six months ended June 30, 2015, respectively, as compared to net losses of $2.4 million and $3.8 million, respectively, in the prior year comparative periods.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

Summary of Derivatives
While certain of our derivatives are subject to netting arrangements with our counterparties, we do not offset derivative assets and liabilities within our condensed consolidated balance sheets.
The following table summarizes the fair value and presentation in our condensed consolidated balance sheets of our outstanding derivatives including those designated as hedging instruments:

(In millions)	Balance Sheet Location	Fair Value As of June 30, 2015
Hedging Instruments:
Asset derivatives	Other current assets	$92.8
Liability derivatives	Accrued expenses and other	$9.8
	Other long-term liabilities	$17.2
Other Derivatives:
Asset derivatives	Other current assets	$7.7
Liability derivatives	Accrued expenses and other	$0.7

(In millions)	Balance Sheet Location	Fair Value As of December 31, 2014
Hedging Instruments:
Asset derivatives	Other current assets	$69.5
	Investments and other assets	$1.9
Other Derivatives:
Asset derivatives	Other current assets	$1.3
Liability derivatives	Accrued expenses and other	$5.4
9.    Equity
Total equity as of June 30, 2015 increased $1,759.0 million compared to December 31, 2014. This increase was driven by net income attributable to Biogen Inc. and an increase in additional paid in capital resulting from our share-based compensation arrangements, partially offset by other comprehensive losses and a reduction in additional paid-in-capital resulting from the repurchase and retirement of common stock as described below.
Share Repurchases
In May 2015, our Board of Directors authorized a program to repurchase up to $5.0 billion of our common stock (2015 Share Repurchase Program). This authorization does not have an expiration date. We expect that purchases will be executed within a period of up to five years and that repurchased shares will be retired. The 2015 Share Repurchase Program is in addition to the approximately 1.3 million shares remaining under our February 2011 Share Repurchase Program (2011 Share Repurchase Program), which has been used principally to offset common stock issuances under our share-based compensation plans.
During the six months ended June 30, 2015, we repurchased and retired approximately 0.1 million shares of common stock at a cost of $42.2 million under our 2015 Share Repurchase Program and did not repurchase any shares of common stock under our 2011 Share Repurchase Program. During the six months ended June 30, 2014, we purchased approximately 1.2 million shares of common stock at a cost of $336.9 million under our 2011 Share Repurchase Program.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

Noncontrolling Interests
The following table reconciles equity attributable to noncontrolling interests (NCI):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In millions)	2015	2014	2015	2014
NCI, beginning of period	$2.7	$4.4	$5.0	$0.6
Net income (loss) attributable to NCI, net of tax	(2.5)	8.6	(4.8)	8.4
Fair value of net assets and liabilities acquired and assigned to NCI	—	—	—	4.0
Distribution to NCI	—	(9.1)	—	(9.1)
Translation adjustment and other	0.2	—	0.2	—
NCI, end of period	$0.4	$3.9	$0.4	$3.9
10.    Accumulated Other Comprehensive Income (Loss)
The following table summarizes the changes in accumulated other comprehensive income (loss), net of tax by component:

(In millions)	Unrealized Gains (Losses) on Securities Available for Sale	Unrealized Gains (Losses) on Foreign Currency Forward Contracts	Unfunded Status of Postretirement Benefit Plans	Translation Adjustments	Total
Balance, as of December 31, 2014	$(0.4)	$71.7	$(31.6)	$(99.2)	$(59.5)
Other comprehensive income (loss) before reclassifications	0.9	66.1	4.1	(37.8)	33.3
Amounts reclassified from accumulated other comprehensive income (loss)	0.2	(75.0)	—	—	(74.8)
Net current period other comprehensive income (loss)	1.1	(8.9)	4.1	(37.8)	(41.5)
Balance, as of June 30, 2015	$0.7	$62.8	$(27.5)	$(137.0)	$(101.0)

(In millions)	Unrealized Gains (Losses) on Securities Available for Sale	Unrealized Gains (Losses) on Foreign Currency Forward Contracts	Unfunded Status of Postretirement Benefit Plans	Translation Adjustments	Total
Balance, as of December 31, 2013	$5.6	$(23.7)	$(19.6)	$10.0	$(27.7)
Other comprehensive income (loss) before reclassifications	1.4	6.5	0.6	(11.0)	(2.5)
Amounts reclassified from accumulated other comprehensive income (loss)	(6.6)	10.1	—	—	3.5
Net current period other comprehensive income (loss)	(5.2)	16.6	0.6	(11.0)	1.1
Balance, as of June 30, 2014	$0.4	$(7.1)	$(19.0)	$(1.0)	$(26.7)

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

The following table summarizes the amounts reclassified from accumulated other comprehensive income:

(In millions)	Income Statement Location	Amounts Reclassified from Accumulated Other Comprehensive Income
		For the Three Months Ended June 30,		For the Six Months Ended June 30,
		2015	2014	2015	2014
Gains (losses) on securities available for sale	Other income (expense)	$(0.2)	$10.1	$(0.3)	$10.2
	Income tax benefit (expense)	0.1	(3.6)	0.1	(3.6)

Gains (losses) on foreign currency forward contracts	Revenues	40.4	(5.3)	75.4	(10.0)
	Income tax benefit (expense)	(0.2)	(0.5)	(0.4)	(0.1)

Total reclassifications, net of tax		$40.1	$0.7	$74.8	$(3.5)
11.    Earnings per Share
Basic and diluted earnings per share are calculated as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In millions)	2015	2014	2015	2014
Numerator:
Net income attributable to Biogen Inc.	$927.3	$714.5	$1,749.8	$1,194.5
Denominator:
Weighted average number of common shares outstanding	235.3	236.7	235.1	236.7
Effect of dilutive securities:
Stock options and employee stock purchase plan	0.1	0.1	0.1	0.1
Time-vested restricted stock units	0.2	0.4	0.3	0.5
Market stock units	0.1	0.2	0.2	0.3
Dilutive potential common shares	0.4	0.7	0.6	0.9
Shares used in calculating diluted earnings per share	235.7	237.4	235.7	237.6
Amounts excluded from the calculation of net income per diluted share because their effects were anti-dilutive were not significant.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

12.     Share-based Payments
Share-based Compensation Expense
The following table summarizes share-based compensation expense included within our condensed consolidated statements of income:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In millions)	2015	2014	2015	2014
Research and development	$22.1	$24.5	$57.5	$53.9
Selling, general and administrative	26.2	33.6	81.8	80.8
Subtotal	48.3	58.1	139.3	134.7
Capitalized share-based compensation costs	(2.2)	(2.6)	(5.6)	(5.2)
Share-based compensation expense included in total cost and expenses	46.1	55.5	133.7	129.5
Income tax effect	(12.9)	(16.5)	(39.6)	(38.8)
Share-based compensation expense included in net income attributable to Biogen Inc.	$33.2	$39.0	$94.1	$90.7
The following table summarizes share-based compensation expense associated with each of our share-based compensation programs:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In millions)	2015	2014	2015	2014
Market stock units	$9.1	$8.2	$26.1	23.1
Time-vested restricted stock units	31.8	29.2	63.7	58.4
Cash settled performance units	3.2	14.0	27.0	35.4
Performance units	1.2	4.0	14.4	10.3
Employee stock purchase plan	3.0	2.7	8.1	7.5
Subtotal	48.3	58.1	139.3	134.7
Capitalized share-based compensation costs	(2.2)	(2.6)	(5.6)	(5.2)
Share-based compensation expense included in total cost and expenses	$46.1	$55.5	$133.7	$129.5
Grants Under Share-based Compensation Plans
The following table summarizes our equity grants to employees, officers and directors under our current stock plans:

	For the Six Months Ended June 30,
	2015	2014
Market stock units	179,000	222,000
Cash settled performance shares	115,000	180,000
Performance units	89,000	50,000
Time-vested restricted stock units	375,000	418,000
Employee Stock Purchase Plan (ESPP)
In June 2015, our stockholders approved the Biogen Inc. 2015 Employee Stock Purchase Plan (ESPP). The ESPP, which became effective on July 1, 2015, replaced the Biogen Idec Inc. 1995 ESPP (1995 ESPP), which expired on June 30, 2015. The maximum aggregate number of shares of our common stock that may be purchased under the ESPP is 6,200,000.
For the six months ended June 30, 2015, approximately 98,000 shares were issued under our 1995 ESPP compared to approximately 112,000 shares issued in the prior year comparative period.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

13.    Income Taxes
For the three and six months ended June 30, 2015, our effective tax rate was 23.9% and 24.7%, respectively, as compared to 27.0% and 26.9%, respectively, in the prior year comparative periods.
A reconciliation between the U.S. federal statutory tax rate and our effective tax rate is summarized as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Statutory rate	35.0%	35.0%	35.0%	35.0%
State taxes	0.4	1.1	—	1.1
Taxes on foreign earnings	(11.1)	(8.7)	(9.8)	(8.5)
Credits and net operating loss utilization	(0.7)	(0.7)	(0.7)	(0.9)
Purchased intangible assets	1.1	1.2	1.0	1.3
Manufacturing deduction	(2.1)	(1.7)	(1.8)	(1.8)
Other permanent items	0.9	0.4	0.7	0.4
Other	0.4	0.4	0.3	0.3
Effective tax rate	23.9%	27.0%	24.7%	26.9%
For the three months ended June 30, 2015, compared to the same period in 2014, the decrease in our effective income tax rate is due to lower anticipated taxes on foreign earnings.
For the six months ended June 30, 2015, compared to the same period in 2014, the decrease in our income tax rate was due to a benefit resulting from the remeasurement of one of our uncertain tax positions, described below, and lower anticipated taxes on foreign earnings.
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
In March 2015, we received a final assessment from the Danish Tax Authority (SKAT) for fiscal 2009, regarding withholding taxes and the treatment of certain intercompany transactions involving our Danish affiliate and another of our affiliates. The audits of our tax filings for 2010 through 2013 are not completed but have been prepared in a manner consistent with prior filings, with similar transactions, which may result in an assessment for those years. The total amount assessed for 2009 is $48.3 million, including interest. For all periods potentially under dispute, we believe that positions taken in our tax filings are valid and we are contesting the assessment vigorously.
Federal Uncertain Tax Positions
During the six months ended June 30, 2015, the net effect of adjustments to our uncertain tax positions was a net benefit of approximately $24.0 million primarily related to the state impact of a federal uncertain tax item. It is reasonably possible that we will adjust the value of our uncertain tax positions related to our unconsolidated joint business and certain transfer pricing issues as we receive additional information from various taxing authorities, including reaching settlements with the authorities. In addition, the Internal Revenue Service (IRS) and other national tax authorities routinely examine our intercompany transfer pricing with respect to intellectual property related transactions and it is possible that they may disagree with one or more positions we have taken with respect to such valuations.
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

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

14.    Other Consolidated Financial Statement Detail
Other Income (Expense), Net
Components of other income (expense), net, are summarized as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In millions)	2015	2014	2015	2014
Interest income	$4.3	$2.4	$7.6	$5.1
Interest expense	(5.8)	(7.1)	(12.5)	(14.7)
Gain (loss) on investments, net	0.3	13.6	(1.4)	16.6
Foreign exchange gains (losses), net	(1.5)	(1.4)	(14.5)	(4.7)
Other, net	(8.2)	(2.6)	(5.1)	(3.0)
Total other income (expense), net	$(10.9)	$4.9	$(25.9)	$(0.7)
Other Current Assets
Other current assets includes prepaid taxes totaling approximately $280.5 million and $57.6 million as of June 30, 2015 and December 31, 2014, respectively.
Accrued Expenses and Other
Accrued expenses and other consists of the following:

(In millions)	As of June 30, 2015	As of December 31, 2014
Current portion of contingent consideration obligations	$493.5	$265.5
Revenue-related rebates	446.5	359.2
Employee compensation and benefits	214.4	393.8
Royalties and licensing fees	161.9	172.4
Deferred revenue	62.5	120.9
Other	433.3	507.5
Total accrued expenses and other	$1,812.1	$1,819.3
Other Long-Term Liabilities
Other long-term liabilities consist of the following:

(In millions)	As of June 30, 2015	As of December 31, 2014
Contingent consideration obligations	$302.2	$200.0
Employee compensation and benefits	224.5	200.7
Other	389.0	249.4
Total other long-term liabilities	$915.7	$650.1
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

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

In June 2014, AIFA approved a resolution, effective for a 24 month term, setting the price for TYSABRI in Italy. This resolution also eliminated the reimbursement limit from February 2013 going forward. As a result, in June 2014, we recognized $53.5 million of TYSABRI revenues related to the periods beginning February 2013 that were previously deferred. In October 2014, we proposed a settlement to resolve all of AIFA's claims relating to sales of TYSABRI in excess of the reimbursement limit for the period from mid-February 2009 through January 2013 for an aggregate lump sum repayment of EUR35.6 million. The settlement agreement was sent to the Avvocatura Generale dello Stata (Attorney General) for its opinion. In June 2015, the Attorney General chose not to approve the settlement. AIFA and Biogen Italia SRL continue to discuss a possible resolution for this period. We have approximately EUR75 million recorded as accrued expenses and deferred revenue included within our long-term liabilities within our condensed consolidated balance sheets for this matter.
For additional information relating to our agreement with AIFA relating to sales of TYSABRI in Italy, please read Note 4, Accounts Receivable to our consolidated financial statements included within our 2014 Form 10-K.
15.    Investments in Variable Interest Entities
Consolidated Variable Interest Entities
Our condensed consolidated financial statements include the financial results of variable interest entities in which we are the primary beneficiary.
Neurimmune SubOne AG
In 2007, we entered into a collaboration agreement with Neurimmune SubOne AG (Neurimmune), a subsidiary of Neurimmune AG, for the development and commercialization of antibodies for the treatment of Alzheimer’s disease. Neurimmune conducts research to identify potential therapeutic antibodies and we are responsible for the development, manufacturing and commercialization of all products. Our anti-amyloid beta antibody, aducanumab (BIIB037), for the treatment of Alzheimer’s disease resulted from this collaboration. In December 2014, we reported positive interim data from the Phase 1b trial of aducanumab. Based upon our current development plans, we may pay Neurimmune up to $335.0 million in remaining milestone payments, of which $60.0 million is payable upon dosing of the first patient in a Phase 3 trial for aducanumab. We may also pay royalties in the low-to-mid-teens on sales of any resulting commercial products.
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
For the three and six months ended June 30, 2015, the collaboration incurred expenses totaling $35.0 million and $47.8 million, respectively, which is included in total costs and expenses within our condensed consolidated statements of income, as compared to $10.6 million and $21.7 million, respectively, in the prior year comparative periods.
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
As of June 30, 2015 and December 31, 2014, the total carrying value of our investments in biotechnology companies totaled $8.5 million and $7.9 million, respectively. Our maximum exposure to losses related to these variable interest entities is limited to the carrying value of our investments.

BIOGEN INC. AND SUBSIDIARIES
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
16.    Collaborative and Other Relationships
Samsung Bioepis
Joint Venture Agreement
In February 2012, we entered into a joint venture agreement with Samsung BioLogics Co. Ltd. (Samsung Biologics), establishing an entity, Samsung Bioepis, to develop, manufacture and market biosimilar pharmaceuticals. Samsung Biologics contributed 280.5 billion South Korean won (approximately $250.0 million) for an 85% stake in Samsung Bioepis and we contributed approximately 49.5 billion South Korean won (approximately $45.0 million) for the remaining 15% ownership interest. Under the joint venture agreement, we have no obligation to provide any additional funding and our ownership interest may be diluted due to financings in which we do not participate. As of June 30, 2015, our ownership interest is approximately 10%, which reflects our additional contribution of 6.3 billion South Korean won (approximately $5.7 million) in the first quarter of 2015 and the effect of additional equity financings in which we did not participate. We maintain an option to purchase additional stock in Samsung Bioepis that would allow us to increase our ownership percentage up to 49.9%. The exercise of this option is within our control and is based on paying for 49.9% of the total investment made by Samsung Biologics into Samsung Bioepis in excess of what we have already contributed under the agreement plus interest.
As of June 30, 2015 and December 31, 2014, the carrying value of our investment in Samsung Bioepis totaled 7.5 billion and 9.1 billion South Korean won (approximately $6.8 million and $8.6 million), respectively, which is classified as a component of investments and other assets within our condensed consolidated balance sheets. Based on our level of influence over Samsung Bioepis, we account for this investment under the equity method of accounting and we recognize our share of the results of operations related to our investment in Samsung Bioepis one quarter in arrears when the results of the entity become available, which is reflected as equity in loss of investee, net of tax within our condensed consolidated statements of income. During the three and six months ended June 30, 2015, we recognized a loss on our investment of $4.9 million and $5.7 million, respectively, as compared to $1.9 million and $9.5 million, respectively, in the prior year comparative periods.
Commercial Agreement
On December 17, 2013, pursuant to our rights under the joint venture agreement with Samsung Biologics, we entered into an agreement with Samsung Bioepis to commercialize anti-tumor necrosis factor (TNF) biosimilar product candidates in Europe and, in the case of one anti-TNF biosimilar candidate, Japan. Under the terms of this agreement, we have paid $46.0 million, which has been recorded as a research and development expense within our condensed consolidated statements of income as the programs they relate to have not achieved regulatory approval. Samsung Bioepis is eligible to receive an additional $75.0 million in additional milestones related to clinical development and regulatory approval of the product candidates. Upon commercialization, there will be a 50% profit share with Samsung Bioepis.
Other Services
Simultaneous with the formation of Samsung Bioepis, we also entered into a license agreement, a technical development services agreement and a manufacturing agreement with Samsung Bioepis. For the three and six months ended June 30, 2015, we recognized $17.2 million and $36.1 million, respectively, in other revenues in relation to these services, as compared to $12.3 million and $36.5 million, respectively, in the prior year comparative periods.
For additional information related to our other significant collaboration arrangements, please read Note 20, Collaborative and Other Relationships to our consolidated financial statements included within our 2014 Form 10-K.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

17.    Litigation
’755 Patent Litigation
On May 28, 2010, Biogen MA Inc. (formerly Biogen Idec MA Inc.) filed a complaint in the U.S. District Court for the District of New Jersey alleging infringement by Bayer Healthcare Pharmaceuticals Inc. (Bayer) (manufacturer, marketer and seller of BETASERON and manufacturer of EXTAVIA), EMD Serono, Inc. (manufacturer, marketer and seller of REBIF), Pfizer Inc. (co-marketer of REBIF), and Novartis Pharmaceuticals Corp. (marketer and seller of EXTAVIA) of our U.S. Patent No. 7,588,755 (’755 Patent), which claims the use of interferon beta for immunomodulation or treating a viral condition, viral disease, cancers or tumors. The complaint seeks monetary damages, including lost profits and royalties. Bayer had previously filed a complaint against us in the same court, on May 27, 2010, seeking a declaratory judgment that it does not infringe the ’755 Patent and that the patent is invalid, and seeking monetary relief in the form of attorneys' fees, costs and expenses. The court has consolidated the two lawsuits, and we refer to the two actions as the “Consolidated ’755 Patent Actions.”
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
Italian National Medicines Agency
In the fourth quarter of 2011, Biogen Italia SRL received notice from the Italian National Medicines Agency (Agenzia Italiana del Farmaco or AIFA) that sales of TYSABRI after mid-February 2009 exceeded a reimbursement limit established pursuant to a Price Determination Resolution (Price Resolution) granted by AIFA in December 2006. On December 23, 2011, we filed an appeal in the Regional Administrative Tribunal of Lazio (Il Tribunale Amministrativo Regionale per il Lazio) in Rome, Italy seeking a ruling that the reimbursement limit in the Price Resolution should apply as written to only “the first 24 months” of TYSABRI sales, which ended in mid-February 2009. The appeal is still pending. In June 2014, AIFA approved a resolution affirming that there is no reimbursement limit from and after February 2013. AIFA and Biogen Italia SRL are discussing a possible resolution for the period from mid-February 2009 through January 2013.
Government Matters
We have learned that state and federal governmental authorities are investigating our sales and promotional practices and have received related subpoenas. We have also received a subpoena from the federal government for documents relating to our relationship with certain pharmacy benefit managers. We are cooperating with the government in these matters.
Qui Tam Litigation
On July 6, 2015, four qui tam actions filed against us by relators suing on behalf of the United States and certain states were unsealed by the U.S. District Court for the District of Massachusetts. The actions, which have been administratively consolidated, allege sales and promotional activities in violation of the federal False Claims Act and state law counterparts, and seek single and treble damages, civil penalties, interest, attorneys’ fees and costs. The United States has declined to intervene in two of the actions and has not made an intervention decision in the other two actions. We have not been served with any of the complaints. We have not formed an opinion that an unfavorable outcome in any of the actions is either “probable” or “remote” and are unable to estimate the magnitude or range of any potential loss.
Forward Pharma Litigation
On November 18, 2014 Forward Pharma A/S (Forward Pharma) filed suit against us in the Regional Court of Dusseldorf, Germany alleging that TECFIDERA infringes German Utility Model DE 20 2005 022 112 U1, which was issued in April 2014 and expires in October 2015. Forward Pharma subsequently extended its allegations to assert that TECFIDERA infringes Forward Pharma's European Patent No. 2,801,355, which was issued in May 2015 and expires in October 2025. Forward Pharma seeks declarations of infringement and damages. A hearing has been scheduled for early 2016. We have not formed an opinion that an unfavorable outcome is either “probable” or “remote” and are unable to estimate the magnitude or range of any potential loss.

BIOGEN INC. AND SUBSIDIARIES
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
18.    Commitments and Contingencies
Fumapharm AG
In 2006, we acquired Fumapharm AG. As part of this acquisition we acquired FUMADERM and TECFIDERA (together, Fumapharm Products). We paid $220.0 million upon the closing of the transaction and agreed to pay an additional $15.0 million if a Fumapharm Product was approved for MS in the U.S. or E.U. In the second quarter of 2013, we paid this $15.0 million contingent payment as TECFIDERA was approved in the U.S. for MS by the U.S. Food and Drug Administration (FDA). We are also required to make additional contingent payments to former shareholders of Fumapharm AG or holders of their rights based on the attainment of certain cumulative sales levels of Fumapharm Products and the level of total net sales of Fumapharm Products in the prior twelve month period, as defined in the acquisition agreement.
During the six months ended June 30, 2015, we paid a $250.0 million contingent payment as we reached the $4.0 billion cumulative sales level related to the Fumapharm Products in the fourth quarter of 2014 and accrued $300.0 million upon reaching $5.0 billion in total cumulative sales of Fumapharm Products in the second quarter of 2015.
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
Solothurn, Switzerland Facility
On June 30, 2015, we signed an agreement to purchase land in Solothurn, Switzerland for 65.1 million Swiss Francs. The contract also includes certain environmental remediation costs. Our obligation to purchase the land under the contract is subject to customary closing conditions as well as a condition that no material adverse changes in our business such as a decision to discontinue our aducanumab program have occurred during the period.
19.    Subsequent Events
Applied Genetic Technologies Corporation
On July 2, 2015, we announced a collaboration and license agreement to develop gene-based therapies for multiple ophthalmic diseases with Applied Genetic Technologies Corporation (AGTC). The collaboration will focus on the development of a portfolio of AGTC’s therapeutic programs, including both a clinical stage candidate for X-linked Retinoschisis (XLRS) and a pre-clinical candidate for the treatment of X-Linked Retinitis Pigmentosa (XLRP). The agreement also includes options for early stage discovery programs in two ophthalmic diseases and one non-ophthalmic condition, as well as an equity investment in AGTC by Biogen and a license agreement for manufacturing rights.
Upon closing, we will make an upfront payment in the amount of $124.0 million to AGTC, which includes a $30.0 million equity investment in AGTC, prepaid research and development expenditures of $58.4 million and total licensing and other fees of $35.6 million. We will be granted a license to the XLRS and XLRP programs and the option to license discovery programs for three additional indications at the time of clinical candidate selection.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

Under the collaboration, AGTC is eligible to receive upfront and milestone payments aggregating in excess of $1.0 billion. This includes up to $472.5 million collectively for the two lead programs, which also will carry royalties in the high single digit to mid-teen percentages of annual net sales. In addition, we will make payments up to $592.5 million across the discovery programs, along with royalties in the mid-single digits to low-teen percentages of annual net sales.
We will be granted worldwide commercialization rights for the XLRS and XLRP programs. AGTC has an option to share development costs and profits after the initial clinical trial data are available, and an option to co-promote the second of these products to be approved in the U.S. AGTC will lead the clinical development programs of XLRS through product approval and of XLRP through the completion of first-in-human trials. We will support the clinical development costs, subject to certain conditions, following the first-in-human study for XLRS and IND-enabling studies for XLRP. Under the manufacturing license, we will receive an exclusive license to use AGTC’s proprietary technology platform to make AAV vectors for up to six genes, three of which are in AGTC’s discretion, in exchange for payment of milestones and royalties.
The transaction is subject to customary closing conditions, including the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 in the U.S., and is expected to close in the third quarter of 2015.
Research Triangle Park Facility Purchase
On July 15, 2015, we entered into an arrangement with Eisai, Inc. (Eisai) to purchase their manufacturing facility in Research Triangle Park, North Carolina, including a drug product facility and supporting infrastructure.
Currently, we are leasing a portion of this facility in order to manufacture our and Eisai's oral solid dose products under a 10 year lease. We have committed to buy that portion of the facility upon Eisai’s completion of certain transition activities.
The transaction is subject to customary closing conditions, including the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 in the U.S., and is expected to close in the third quarter of 2015.
Swedish Orphan Biovitrum AB
On July 16, 2015, Swedish Orphan Biovitrum AB (Sobi) exercised its option to assume development and commercialization of ALPROLIX in Europe, Russia, Turkey and certain markets in the Middle East and paid us $10.0 million, which will be held in escrow pending E.U. regulatory approval.
We collaborate with Sobi to jointly develop and commercialize Factor VIII and Factor IX hemophilia products, including ELOCTATE and ALPROLIX. For more information about our agreement with Sobi, please read Note 20, Collaborative and Other Relationships to our consolidated financial statements included within our 2014 Form 10-K.

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
Executive Summary
Introduction
Biogen is a global biopharmaceutical company focused on discovering, developing, manufacturing and delivering therapies for neurological, autoimmune and hematologic disorders. Our principal products include AVONEX, PLEGRIDY, TECFIDERA, TYSABRI and FAMPYRA for multiple sclerosis (MS), ALPROLIX for hemophilia B and ELOCTATE for hemophilia A. We also collaborate with Genentech, Inc., a wholly-owned member of the Roche Group, on the development and commercialization of RITUXAN for the treatment of non-Hodgkin's lymphoma, chronic lymphocytic leukemia and other conditions and share profits and losses for GAZYVA, which is approved for the treatment of chronic lymphocytic leukemia.
Our current revenues depend upon continued sales of our principal products. We may be substantially dependent on sales from our principal products for many years, including an increasing reliance on sales and growth of TECFIDERA as we continue to expand into additional markets. In the longer term, our revenue growth will be dependent upon the successful clinical development, regulatory approval and launch of new commercial products as well as additional indications for our existing products, our ability to obtain and maintain patents and other rights related to our marketed products and assets originating from our research and development efforts, and successful execution of external business development opportunities. As part of our ongoing research and development efforts, we have devoted significant resources to conducting clinical studies to advance the development of new pharmaceutical products and to explore the utility of our existing products in treating disorders beyond those currently approved in their labels.

Financial Highlights
For the three months ended June 30, 2015, diluted earnings per share attributable to Biogen Inc. was $3.93, as compared to $3.01, in the prior year comparative period.
As described below under “Results of Operations,” our operating results for the three months ended June 30, 2015 reflect the following:

•
Product revenues, net totaled $2,198.6 million in the second quarter of 2015, representing an increase of 6.9% over the same period in 2014. This increase was driven by a 26.1% increase in worldwide TECFIDERA revenues as well as revenue increases from PLEGRIDY, ALPROLIX and ELOCTATE, which are recent product additions, offset by a decrease in worldwide AVONEX and TYSABRI revenues.

•	Our share of RITUXAN and GAZYVA operating profits totaled $337.5 million in the second quarter of 2015, representing an increase of 11.3% over the same period in 2014.

•
Other revenues totaled $55.6 million in the second quarter of 2015, representing a decrease of 10.2% from the same period in 2014. This decrease was driven by a 78.7% decrease in royalty revenue primarily due to the expiration of U.S. patent rights that gave rise to royalty payments related to ANGIOMAX, partially offset by a 118.3% increase in corporate partner revenue.

•
Total cost and expenses totaled $1,358.5 million in the second quarter of 2015, representing a decrease of 5.4% compared to the same period in 2014. This decrease was driven by a 21.2% decrease in the amortization of acquired intangible assets and a 14.7% decrease in selling, general and administrative expense, partially offset by a 9.7% increase in research and development expense. In addition, total costs and expenses in the second quarter of 2015 compared to the same period in 2014, were positively impacted by foreign currency translation totaling $36.2 million.

We generated $1,780.3 million of net cash flows from operations for the six months ended June 30, 2015, which were primarily driven by earnings. Cash, cash equivalents and marketable securities totaled approximately $4,470.5 million as of June 30, 2015.
Acquisitions
On February 12, 2015, we completed our acquisition of all of the outstanding stock of Convergence Pharmaceuticals (Convergence), a clinical-stage biopharmaceutical company with a focus on developing product candidates for the treatment of neuropathic pain. For additional information related to this transaction, please read Note 2, Acquisitions to our condensed consolidated financial statements included within this report.
Business Environment
The biopharmaceutical industry and the markets in which we operate are intensely competitive. Many of our competitors are working to develop or have commercialized products similar to those we market or are developing. In addition, the commercialization of certain of our own approved MS products, products of our collaborators and pipeline product candidates may negatively impact future sales of our existing MS products. Our products may also face increased competitive pressures from the introduction of generic versions, related prodrug derivatives or biosimilars of existing products and other technologies, such as gene therapies.

Key Pipeline and Product Developments
ZINBRYTA
In March 2015, the European Medicines Agency (EMA) validated our Marketing Authorization Application (MAA) for ZINBRYTA for the treatment of relapsing forms of MS in the E.U.
In April 2015, the U.S. Food and Drug Administration (FDA) accepted our Biologics License Application (BLA) for ZINBRYTA for the treatment of relapsing forms of MS in the U.S.
We collaborate with AbbVie Biotherapeutics, Inc. (AbbVie) on the development and commercialization of ZINBRYTA. For additional information about this collaboration, please read Note 20, Collaborative and Other Relationships to our consolidated financial statements included within our 2014 Form 10-K.
ALPROLIX
In February 2015, we and Swedish Orphan Biovitrum AB announced positive top-line results of the Kids B-LONG Phase 3 clinical study that evaluated the safety, efficacy and pharmacokinetics of ALPROLIX in children under age 12 with severe hemophilia B. This data was required as part of our MAA for ALPROLIX for the treatment of hemophilia B in the E.U., which was submitted to the EMA. The EMA validated our MAA for ALPROLIX in June 2015.
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
Ocrelizumab
In June 2015, the Roche Group announced positive results from two Phase 3 studies evaluating ocrelizumab compared with interferon beta-1a in people with relapsing forms of MS. Treatment with ocrelizumab compared with interferon beta-1a significantly reduced the annualized relapse rate over a two-year period; significantly reduced the progression of clinical disability; and led to a significant reduction in the number of lesions in the brain as measured by MRI. The Roche Group plans to submit the data for review to U.S. and E.U. regulatory authorities in the first quarter of 2016.

Biosimilars
In January 2015, the EMA validated and accepted Samsung Bioepis’ MAA for BENEPALI, its etanercept biosimilar candidate.
In March 2015, the EMA validated and accepted Samsung Bioepis’ MAA for its infliximab biosimilar candidate.
Neublastin
In June 2015, the results of our Phase 2 trial investigating Neublastin in neuropathic pain did not meet its primary endpoint or its efficacy criteria. Based on these results, we have discontinued development of Neublastin in neuropathic pain.
TYSABRI
In July 2015, the results of our Phase 2 trial investigating TYSABRI in acute ischemic stroke did not demonstrate an impact on change in infarct volume, the primary endpoint. However, exploratory clinical endpoints suggested that TYSABRI did have a beneficial impact on patient functional deficits.
ISIS-SMNRx
In June 2015, Isis Pharmaceuticals, Inc. (Isis) announced additional data from two Phase 2 studies of ISIS-SMNRx for the treatment of spinal muscular atrophy in infants and children. There are two Phase 3 studies that are active and currently enrolling patients.
Aducanumab (BIIB037)
In March 2015, we announced data from a pre-specified interim analysis of PRIME, the Phase 1b study of aducanumab, in which aducanumab demonstrated an acceptable safety profile and positive results on radiologic and clinical measurements in patients with prodromal or mild

Alzheimer’s disease. Based on results from our Phase 1b study, we advanced the aducanumab clinical program to Phase 3. In June 2015, we began initiating the clinical sites for two global Phase 3 studies, ENGAGE and EMERGE, to assess the efficacy and safety of aducanumab in people with early Alzheimer's disease. In July 2015, we announced new results from a pre-specified interim analysis of PRIME in patients with prodromal or mild Alzheimer’s disease. In this analysis, which included patients treated up to 54 weeks with the 6 mg/kg dose, aducanumab demonstrated acceptable safety and tolerability, and the findings reinforced the previously reported results from PRIME.
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
Results in our early stage trials for aducanumab and anti-LINGO-1 may not be indicative of results in later stage trials, which, in some cases, may take several years to enroll and complete and may result in the incurrence of significant costs and investment without the assurance of success. Development of biopharmaceutical products is subject to the risks and uncertainties described in our risk factors.

Results of Operations
Revenues
Revenues are summarized as follows:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
(In millions, except percentages)	2015		2014		2015		2014
Product revenues:
United States	$1,565.4	60.4%	$1,343.3	55.5%	$3,099.1	60.2%	$2,513.5	55.2%
Rest of world	633.2	24.4%	713.0	29.4%	1,271.8	24.7%	1,285.6	28.2%
Total product revenues	2,198.6	84.8%	2,056.3	84.9%	4,370.9	84.9%	3,799.1	83.5%
Unconsolidated joint business	337.5	13.0%	303.3	12.5%	668.1	13.0%	600.2	13.2%
Other revenues	55.6	2.1%	61.9	2.6%	107.6	2.1%	151.9	3.3%
Total revenues	$2,591.6	100.0%	$2,421.5	100.0%	$5,146.6	100.0%	$4,551.2	100.0%
Product Revenues
Product revenues are summarized as follows:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
(In millions, except percentages)	2015		2014		2015		2014
Multiple Sclerosis:
TECFIDERA	$883.3	40.2%	$700.4	34.1%	$1,708.2	39.1%	$1,206.1	31.7%
Interferon	689.7	31.4%	773.8	37.6%	1,444.2	33.0%	1,535.3	40.4%
TYSABRI	463.1	21.1%	533.4	25.9%	925.7	21.2%	974.4	25.6%
FAMPYRA	21.1	1.0%	22.3	1.1%	41.1	0.9%	41.3	1.1%
Hemophilia:
ALPROLIX	54.4	2.5%	10.4	0.5%	97.5	2.2%	10.4	0.3%
ELOCTATE	74.3	3.4%	—	—%	127.9	2.9%	—	—%
Other	12.7	0.6%	16.0	0.8%	26.3	0.6%	31.6	0.8%
Total product revenues	$2,198.6	100.0%	$2,056.3	100.0%	$4,370.9	100.0%	$3,799.1	100.0%

Multiple Sclerosis (MS)
TECFIDERA
For the three and six months ended June 30, 2015, compared to the same periods in 2014, the increase in U.S. TECFIDERA revenues was primarily due to increases in unit sales volume of 14% and 24%, respectively, as TECFIDERA continued its penetration into the U.S. market, and to price increases.
For the three and six months ended June 30, 2015, compared to the same periods in 2014, the increase in rest of world TECFIDERA revenues was primarily due to increases in unit sales volume experienced in existing markets and in additional markets as we continue to expand our presence around the world. These increases were partially offset by pricing reductions in Germany as described below.
Rest of world TECFIDERA revenues for the three and six months ended June 30, 2015, compared to the same periods in 2014, were negatively impacted by foreign currency exchange losses totaling $21.2 million and $28.8 million, respectively. These foreign currency exchange losses were partially offset by comparative net gains recognized under our foreign currency hedging program totaling $11.0 million and $20.9 million, respectively.

In 2011, the German government implemented new legislation to manage pricing related to new drug products introduced within the German market. For the first 12 months after launch, pricing is unregulated. We launched TECFIDERA in Germany in February 2014. During the first quarter of 2015, our unregulated pricing ended and we recognized revenue at the fixed price that was established through negotiations with the German authorities. The negotiated annual price is fixed for three years at EUR12,800.
TECFIDERA’s launch disrupted the historical market dynamics which benefited our results throughout 2014. While we continue to see strong uptake in newly launched markets, total market growth and switch rates are returning to historical averages in our maturing markets, such as the U.S. and Germany. During 2015, TECFIDERA's U.S. patient growth versus prior quarters has moderated primarily due to changing physician prescribing patterns and intense competition.
Interferon
PLEGRIDY
Sales of PLEGRIDY began in the E.U. and the U.S. in the third and fourth quarters of 2014, respectively.
We expect that PLEGRIDY revenues will increase as PLEGRIDY becomes commercially available in additional markets.

AVONEX
For the three and six months ended June 30, 2015, compared to the same periods in 2014, the decrease in U.S. AVONEX revenues was primarily due to decreases in unit sales volume of 27% and 19%, respectively, which was attributable in part to patients transitioning to PLEGRIDY and oral MS therapies, including TECFIDERA, partially offset by price increases.
For the three and six months ended June 30, 2015, compared to the same periods in 2014, the decrease in rest of world AVONEX revenues was primarily due to decreases in unit sales volume of 18% and 16%, respectively, primarily in Europe, attributable to patients transitioning to PLEGRIDY and oral MS therapies, including TECFIDERA.
Rest of world AVONEX revenues for the three and six months ended June 30, 2015, compared to the same periods in 2014, were negatively impacted by foreign currency exchange losses totaling $47.1 million and $90.4 million, respectively. These foreign currency exchange losses were partially offset by comparative net gains recognized under our foreign currency hedging program totaling $18.7 million and $35.0 million, respectively.

TYSABRI
For the three and six months ended June 30, 2015, compared to the same periods in 2014, the increase in U.S. TYSABRI revenues was primarily due to increases in unit sales volume of 4% and 9%, respectively, which includes an additional shipping week over the six month prior year comparative period, and price increases.
For the three and six months ended June 30, 2015, compared to the same periods in 2014, the decrease in rest of world TYSABRI revenues was primarily due to the prior year recognition of $53.5 million of revenues previously deferred in Italy relating to the pricing agreement with the Italian National Medicines Agency (Agenzia Italiana del Farmaco, or AIFA), as discussed below, and pricing reductions in some countries, partially offset by increases in unit sales volume of 5% and 4%, respectively, primarily in our emerging markets.
Rest of world TYSABRI revenues for the three and six months ended June 30, 2015, compared to the same periods in 2014, were negatively impacted by foreign currency exchange losses totaling $48.0 million and $78.4 million, respectively. These foreign currency exchange losses were partially offset by comparative net gains recognized under our foreign currency hedging program totaling $12.8 million and $23.4 million respectively.
We remain in discussions with AIFA about a resolution relating to a claim that sales of TYSABRI in Italy exceeded a reimbursement limit established pursuant to a Price Determination Resolution granted by AIFA in December 2006 for the period from mid-February 2009 through January 2013. If AIFA agrees to our current proposal, we could recognize approximately EUR40 million in revenue related to this matter. For information relating to our agreement with

AIFA relating to sales of TYSABRI in Italy, please read Note 14, Other Consolidated Financial Statement Detail to our condensed consolidated financial statements included within this report.
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
Revenues from unconsolidated joint business are summarized as follows:

Biogen’s Share of Pre-tax Profits in the U.S. for RITUXAN and GAZYVA
The following tables provide a summary of amounts comprising our share of pre-tax profits on RITUXAN and GAZYVA in the U.S.:

For the three and six months ended June 30, 2015, compared to the same periods in 2014, the increase in U.S. product revenues was primarily due to price increases and increases in RITUXAN unit sales volume of 5% for both periods, respectively.
Collaboration costs and expenses for the three and six months ended June 30, 2015, compared to the same periods in 2014, were relatively consistent.
Revenue on Sales in the Rest of World for RITUXAN
Revenue on sales in the rest of world for RITUXAN consists of our share of pre-tax co-promotion profits on RITUXAN in Canada and royalty revenue on sales outside the U.S. and Canada. For the three and six months ended June 30, 2015, compared to the same periods in 2014, revenue on sales in the rest of world for RITUXAN decreased as a result of patent expirations.

Other Revenues
Royalty Revenues
We receive royalties from net sales on products related to patents that we have out-licensed. Our most significant source of royalty revenue had been derived from net worldwide sales of ANGIOMAX, which was out-licensed to The Medicines Company. Our royalty revenues from U.S. sales of ANGIOMAX ceased as of December 15, 2014 upon patent expiry.
For the three and six months ended June 30, 2015, compared to the same periods in 2014, royalty revenues decreased primarily due to the expiration of U.S. patent rights that gave rise to royalty payments related to ANGIOMAX.
Corporate Partner Revenues
Our corporate partner revenues include amounts earned under contract manufacturing agreements, which includes revenues related to our arrangement with Samsung Bioepis, and revenues covering products previously included within our product line that we have sold or exclusively licensed to third parties.
For the three and six months ended June 30, 2015, compared to the same periods in 2014, the increase in corporate partner revenues was primarily due to higher contract manufacturing revenue.

For additional information on our relationship with Samsung Bioepis, please read Note 16, Collaborative and Other Relationships to our condensed consolidated financial statements included within this report.
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

Reserves for discounts, contractual adjustments and returns that reduced gross product revenues are summarized as follows:
Discounts include trade term discounts and wholesaler incentives. For the three and six months ended June 30, 2015, compared to the same periods in 2014, the increase in discounts was primarily driven by our recent product additions.

Contractual adjustments relate to Medicaid and managed care rebates, Veterans Administration, Public Health Service discounts, specialty pharmacy program fees and other government rebates or applicable allowances. For the three and six months ended June 30, 2015, compared to the same periods in 2014, the increase in contractual adjustments was primarily due to our recent product additions, higher Medicaid and governmental rebates and allowances as a result of price increases and an increase in governmental rebates in certain international markets.
Product return reserves are established for returns made by wholesalers. In accordance with contractual terms, wholesalers are permitted to return product for reasons such as damaged or expired product. The majority of wholesaler returns are due to product expiration. Reserves for product returns are recorded in the period the related revenue is recognized, resulting in a reduction to product sales. For the three and six months ended June 30, 2015, compared to the same periods in 2014, return reserves decreased primarily due to a reduction in return rates based on recent experiences of returned products.
For additional information related to our reserves, please read Note 3, Reserves for Discounts and Allowances to our condensed consolidated financial statements included within this report.

Cost and Expenses
A summary of total cost and expenses is as follows:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
(In millions, except percentages)	2015	2014	Change %	2015	2014	Change %
Cost of sales, excluding amortization of acquired intangible assets	$286.1	$291.9	(2.0)%	$598.6	$571.1	4.8%
Research and development	490.7	447.3	9.7%	951.3	976.2	(2.5)%
Selling, general and administrative	491.9	576.6	(14.7)%	1,052.3	1,088.3	(3.3)%
Amortization of acquired intangible assets	92.0	116.8	(21.2)%	187.9	260.1	(27.8)%
(Gain) loss on fair value remeasurement of contingent consideration	(2.2)	4.0	(154.8)%	5.6	3.2	75.2%
Total cost and expenses	$1,358.5	$1,436.6	(5.4)%	$2,795.6	$2,898.9	(3.6)%

Cost of Sales, Excluding Amortization of Acquired Intangible Assets
For the three months ended June 30, 2015 compared to the same period in 2014, the increase in product cost of sales was driven primarily by higher unit sales volume, partially offset by a reduction in charges related to inventory write-downs and lower costs related to our biosimilars arrangements.
For the six months ended June 30, 2015, compared to the same period in 2014, the increase in product cost of sales was driven primarily by higher unit sales volume and higher AVONEX production costs, partially offset by lower costs related to our biosimilars arrangements and a reduction in charges related to inventory write-downs.
Inventory amounts written down as a result of excess, obsolescence, unmarketable or other reasons are included in product cost of sales. For the three and six months ended June 30, 2015, inventory write-downs totaled $7.8 million and $11.4 million, respectively, compared to $15.1 million and $20.9 million, respectively, in the prior year comparative periods.
For the three months ended June 30, 2015 compared to the same period in 2014, the decrease in royalty cost of sales was driven by the expiration of third party royalties related to TYSABRI.

For the six months ended June 30, 2015, compared to the same period in 2014, the increase in royalty cost of sales was driven by an increase in the contractual rate on TYSABRI contingent payments due to Perrigo Company plc (Perrigo), which is based on the expected level of annual worldwide net sales of TYSABRI, partially offset by the expiration of third party royalties related to TYSABRI. Perrigo acquired Elan in December 2013. Following that acquisition, we began making our TYSABRI contingent payments to Perrigo. For additional information on the contingent payments due to Perrigo, please read Note 2, Acquisitions to our consolidated financial statements included within our 2014 Form 10-K.
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

For the three months ended June 30, 2015 compared to the same period in 2014, the increase in research and development expense was primarily related to increases in costs incurred in connection with our research and discovery, late stage programs and early stage programs, partially offset by decreases in upfront and milestone expenses.
For the six months ended June 30, 2015, compared to the same periods in 2014, the decrease in research and development expense was primarily related to decreases in upfront and milestone expenses and costs incurred in connection with our late stage programs, partially offset by increases in costs incurred in connection with research and discovery and our early stage programs.
Research and development expense related to our early stage programs increased over the prior year comparative periods primarily due to costs incurred to advance our aducanumab and BAN2401 programs for Alzheimer’s disease and our CNV1014802 program for trigeminal neuralgia.
The increase in spending associated with our late stage product candidates for the three months ended June 30, 2015, was driven by costs incurred in the development of ISIS-SMNRx for the treatment of spinal muscular atrophy, partially offset by the recent approval of PLEGRIDY in 2014.
The decrease in spending associated with our late stage product candidates for the six months ended June 30, 2015 was driven by the recent approvals of ELOCTATE and PLEGRIDY in 2014, partially offset by costs incurred in the development of ISIS-SMNRx.
The decrease in spending associated with milestones and upfront expenses was driven by amounts paid to Eisai Co., Ltd. (Eisai) and Sangamo BioSciences, Inc. (Sangamo) during the first six months of 2014. Research and development expense for the six months ended June 30, 2014 included charges of $117.7 million recorded upon entering into the collaboration agreement with Eisai, $21.6 million as Eisai exercised its option in the collaboration agreement to expand the joint development and commercialization activities to include Japan and $20.0 million related to an upfront payment made to Sangamo upon entering into an exclusive worldwide collaboration and license agreement. This decrease in spending was partially offset by payments of $16.0 million to AbbVie related to milestones for the development of ZINBRYTA as a result of filing with the FDA and EMA in 2015. For additional information about these transactions, please read Note 20, Collaborative and Other Relationships to our consolidated financial statements included within our 2014 Form 10-K.

We intend to continue committing significant resources to targeted research and development opportunities where there is a significant unmet need and where the drug candidate has the potential to be highly differentiated. Specifically, we intend to continue to invest in our MS pipeline, including our anti-LINGO-1 and TYSABRI in secondary progressive MS programs, aducanumab program and in pursuing additional therapies for autoimmune disorders, neurodegenerative diseases and hematologic conditions.
Selling, General and Administrative
For the three and six months ended June 30, 2015, compared to the same periods in 2014, the decrease in selling, general and administrative expenses was driven by a decrease in corporate giving, partially offset by increased cost related to the Branded Pharmaceutical Drug Fee. As our recent product additions evolve out of launch phase, we expect our future spend on sales and marketing activities in support of these products will moderate.

Amortization of Acquired Intangible Assets
For the three and six months ended June 30, 2015, compared to the same periods in 2014, the decrease in amortization of acquired intangible assets was primarily driven by a decrease in AVONEX and TYSABRI revenues during the comparative periods and higher expected lifetime revenues of TYSABRI as discussed below. Amortization of acquired intangible assets during the six months ended June 30, 2014 also includes a $34.7 million impairment charge related to one of our out-licensed patents. For additional information related to the amortization of acquired intangible assets, please read Note 5, Intangible Assets and Goodwill to our condensed consolidated financial statements included within this report.
Our amortization expense is based on the economic consumption of intangible assets. Our most significant intangible assets are related to our AVONEX and TYSABRI products. Annually, during our long-range planning cycle, we perform an analysis of anticipated lifetime revenues of AVONEX and TYSABRI. This analysis is also updated whenever events or changes in circumstances would significantly affect the anticipated lifetime revenues of either product.
Our most recent long range planning cycle was updated in the third quarter of 2014. Our analysis included an increase in the expected future product revenues of TYSABRI, resulting in a decrease in the rate of amortization expense as compared to prior quarters. Our analysis also included a decrease in the expected future product revenues of AVONEX. The results of our TYSABRI and AVONEX analyses were impacted by changes in the estimated impact of TECFIDERA, as well as other existing and potential oral and alternative MS formulations, including PLEGRIDY, that may compete with TYSABRI and AVONEX.

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

The change in fair value remeasurement of contingent consideration for the three and six months ended June 30, 2015, compared to the same periods in 2014, was primarily due to changes in the expected timing related to the achievement of certain developmental milestones and changes in the discount rate.
Other Income (Expense), Net
For the three months ended June 30, 2015 compared to the same period in 2014, the change in other income (expense), net was primarily due to a gain recognized on the sale of a strategic investment during the second quarter of 2014.
For the six months ended June 30, 2015 compared to the same period in 2014, the change in other income (expense), net was primarily due to a gain recognized on the sale of a strategic investment during the second quarter of 2014 and higher foreign exchange losses.

Income Tax Provision
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
For the three months ended June 30, 2015, compared to the same period in 2014, the decrease in our effective income tax rate is due to lower anticipated taxes on foreign earnings.
For the six months ended June 30, 2015, compared to the same period in 2014, the decrease in our income tax rate was due to a benefit resulting from the remeasurement of one of our uncertain tax positions and lower anticipated taxes on foreign earnings.
For more information on our uncertain tax positions and income tax rate reconciliation for the three and six months ended June 30, 2015 and 2014, please read Note 13, Income Taxes to our condensed consolidated financial statements included within this report.

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
For the three months ended June 30, 2015, compared to the same period in 2014, the increase in our equity in loss of investee, net of tax, was due to our recognition of a gain in the second quarter of 2014 as Samsung Bioepis secured an additional equity financing in which we did not participate.
For the six months ended June 30, 2015, compared to the same period in 2014, the decrease in our equity in loss of investee, net of tax, was due to decreases in the joint venture's clinical activity and a decrease in our ownership interest. For additional information related to this transaction, please read Note 16, Collaborative and Other Relationships to our condensed consolidated financial statements included within this report.
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
Revenue Hedging Program
Our foreign currency hedging program is designed to mitigate, over time, a portion of the impact resulting from volatility in exchange rate changes on revenues. We use foreign currency forward contracts to manage foreign currency risk, with the majority of our forward contracts used to hedge certain forecasted revenue transactions denominated in foreign currencies in the next 18 months. We do not engage in currency speculation. For a more detailed disclosure of our revenue hedging program, please read Note 8, Derivative Instruments to our condensed consolidated financial statements included in this report.
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
Quantitative and Qualitative Disclosures About Market Risk
The following quantitative information includes the impact of currency movements on forward contracts used in both our revenue and balance sheet hedging programs. As of June 30, 2015 and December 31, 2014, a hypothetical adverse 10% movement in foreign currency rates compared to the U.S. dollar across all maturities would result in a hypothetical decrease in the fair value of forward contracts of approximately $192.0 million and $160.0 million, respectively. The estimated fair value change was determined by measuring the impact of the hypothetical exchange rate movement on outstanding forward contracts. Our use of this methodology to quantify the market risk of such instruments is subject to assumptions and actual impact could be significantly different. The quantitative information about market risk is limited because it does not take into account all foreign currency operating transactions.
Interest Rate Risk
Our investment portfolio includes cash equivalents and short-term investments. The fair value of our marketable securities is subject to change as a result of potential changes in market interest rates. The potential change in fair value for interest rate sensitive instruments has been assessed on a hypothetical 100 basis point adverse movement across all maturities. As of June 30, 2015 and December 31, 2014, we estimate that such hypothetical 100 basis point adverse movement would result in a hypothetical loss in fair value of approximately $28.0 million and $14.5 million, respectively, to our interest rate sensitive instruments. The fair values of our investments were determined using a combination of pricing and duration models.

Pricing Pressure
Governments in some international markets in which we operate have implemented measures aimed at reducing healthcare costs to constrain the overall level of government expenditures. These implemented measures vary by country and include, among other things, mandatory rebates and discounts, prospective and possible retroactive price reductions and suspensions on price increases of pharmaceuticals.
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
Credit Risk
We are subject to credit risk from our accounts receivable related to our product sales. The majority of our accounts receivable arise from product sales in the U.S. and Europe with concentrations of credit risk limited due to the wide variety of customers and markets using our products, as well as their dispersion across many different geographic areas. Our accounts receivable are primarily due from wholesale distributors, public hospitals and other government entities. We monitor the financial performance and creditworthiness of our large customers so that we can properly assess and respond to changes in their credit profile. We operate in certain countries where weakness in economic conditions can result in extended collection periods. We continue to monitor these conditions, including the volatility associated with international economies and the relevant financial markets, and assess their possible impact on our business. Our historical write-offs of accounts receivable have not been significant.
Credit and economic conditions within the E.U. continue to remain uncertain, which has generally led to long collection periods for our accounts receivable and greater collection risk within certain countries.

•
Our accounts receivable in Portugal continue to be subject to significant payment delays due to government funding and reimbursement practices, although Portugal has introduced various programs periodically to pay down significantly overdue payables. Our net accounts receivable balance from product sales in Portugal totaled $21.4 million and $22.7 million as of June 30, 2015 and December 31, 2014, respectively, of which $10.2 million and $7.6 million were classified as non-current and included within investments and other assets within our condensed consolidated balance sheets.

•
Our accounts receivable collection efforts in Spain have improved during the six months ended June 30, 2015. All of our accounts receivable in Spain are expected to be collected within one year and are included within accounts receivable, net within our condensed consolidated balance sheets.

•
Our only accounts receivable in Greece are due from our distributor, which totaled approximately $2.0 million as of June 30, 2015. There were no outstanding accounts receivables in Greece as of December 31, 2014. In addition, we maintain no investment holdings backed by the Greek government.

We believe that our allowance for doubtful accounts was adequate as of June 30, 2015 and December 31, 2014, respectively. However, if significant changes occur in the availability of government funding or the reimbursement practices of these or other governments, we may not be able to collect on amounts due to us from customers in such countries and our results of operations could be adversely affected.

Financial Condition, Liquidity and Capital Resources
Our financial condition is summarized as follows:

(In millions, except percentages)	As of June 30, 2015	As of December 31, 2014	Change %
Financial assets:
Cash and cash equivalents	$1,282.1	$1,204.9	6.4%
Marketable securities — current	1,086.6	640.5	69.7%
Marketable securities — non-current	2,101.8	1,470.7	42.9%
Total cash, cash equivalents and marketable securities	$4,470.5	$3,316.0	34.8%
Borrowings:
Current portion of notes payable	$3.3	$3.1	4.0%
Notes payable	576.2	582.1	(1.0)%
Total borrowings	$579.5	$585.2	(1.0)%
Working capital:
Current assets	$5,619.0	$4,672.7	20.3%
Current liabilities	(2,555.8)	(2,219.7)	15.1%
Total working capital	$3,063.2	$2,453.0	24.9%
For the six months ended June 30, 2015, certain significant cash flows were as follows:

•	$520.9 million in total payments for income taxes;

•	$250.0 million in contingent payments made to former shareholders of Fumapharm AG and holders of their rights;

•	$227.7 million used for purchases of property, plant and equipment;

•	$198.8 million net cash paid for the acquisition of Convergence; and

•	$42.2 million used for share repurchases.
For the six months ended June 30, 2014, certain significant cash flows were as follows:

•	$476.6 million in total payments for income taxes;

•	$336.9 million used for share repurchases;

•	$155.0 million used for upfront and milestone payments in collaborative arrangements; and

•	$118.3 million used for purchases of property, plant and equipment.

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

Of the total cash, cash equivalents and marketable securities at June 30, 2015, approximately $2,409 million was generated in foreign jurisdictions and is primarily intended for use in our foreign operations or in connection with business development transactions outside of the U.S. In managing our day-to-day liquidity in the U.S., we do not rely on the unrepatriated earnings as a source of funds and we have not provided for U.S. federal or state income taxes on these undistributed foreign earnings.
For additional information related to certain risks that could negatively impact our financial position or future results of operations, please read the “Risk Factors” and “Quantitative and Qualitative Disclosures About Market Risk” sections of this report.
Share Repurchase Programs
In May 2015, our Board of Directors authorized a program to repurchase up to $5.0 billion of our common stock (2015 Share Repurchase Program). This authorization does not have an expiration date. We expect that purchases will be executed within a period of up to five years and that repurchased shares will be retired. The 2015 Share Repurchase Program is in addition to the approximately 1.3 million shares remaining under our February 2011 Share Repurchase Program (2011 Share Repurchase Program), which has been used principally to offset common stock issuances under our share-based compensation plans.
During the six months ended June 30, 2015, we repurchased and retired approximately 0.1 million shares of common stock at a cost of $42.2 million under our 2015 Share Repurchase Program and did not repurchase any shares of common stock under our 2011 Share Repurchase Program. During the six months ended June 30, 2014, we purchased approximately 1.2 million shares of common stock at a cost of $336.9 million under our 2011 Share Repurchase Program.

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
The increase in cash, cash equivalents and marketable securities from December 31, 2014, is primarily due to net cash flows provided by operating activities, partially offset by net purchases of marketable securities, contingent payments made to former shareholders of Fumapharm AG and holders of their rights, the acquisition of Convergence and net purchases of property, plant and equipment.
Borrowings
We have $550.0 million aggregate principal amount of 6.875% Senior Notes due March 1, 2018 that were originally priced at 99.184% of par. The discount is amortized as additional interest expense over the period from issuance through maturity.
In connection with our 2006 distribution agreement with Fumedica, we issued notes totaling 61.4 million Swiss Francs which were payable to Fumedica in varying amounts from June 2008 through June 2018. Our remaining note payable to Fumedica had a carrying value of 8.7 million Swiss Francs ($9.4 million) and 11.6 million Swiss Francs ($11.7 million) as of June 30, 2015 and December 31, 2014, respectively.
For a summary of the fair and carrying values of our outstanding borrowings as of June 30, 2015 and December 31, 2014, please read Note 6, Fair Value Measurements to our condensed consolidated financial statements included within this report.
Working Capital
We define working capital as current assets less current liabilities. The increase in working capital from December 31, 2014 reflects an increase in total current assets of $946.3 million, partially offset by an increase in current liabilities of $336.1 million. The increase in total current assets was primarily driven by an increase in marketable securities and prepaid taxes. The increase in total current liabilities primarily resulted from an increase in taxes payable.

Cash Flows
The following table summarizes our cash flow activity:

	For the Six Months Ended June 30,
(In millions, except percentages)	2015	2014	% Change
Net cash flows provided by operating activities	$1,780.3	$1,095.2	62.5%
Net cash flows used in investing activities	$(1,756.1)	$(624.1)	181.4%
Net cash flows provided by (used in) financing activities	$77.2	$(207.5)	137.2%
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

•	Changes associated with the fair value of contingent payments associated with our acquisitions of businesses and payments related to collaborations.
For the six months ended June 30, 2015, compared to the same period in 2014, the increase in cash provided by operating activities is primarily driven by higher net income, a decrease in the comparative growth in outstanding accounts receivable balances due to collection efforts, partially offset by a decrease in accrued expenses and other current liabilities.
Investing Activities
For the six months ended June 30, 2015, compared to the same period in 2014, the increase in net cash flows used in investing activities is primarily due to an increase in net purchases of marketable securities, an increase in the total amount of contingent consideration paid to the former shareholders of Fumapharm AG, an increase in purchases of property, plant and equipment and cash paid for the acquisition of Convergence.

Financing Activities
For the six months ended June 30, 2015, compared to the same period in 2014, the change in net cash flows used in financing activities is primarily due to a decrease in the amount of common stock we repurchased.

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
Tax Related Obligations
We exclude liabilities pertaining to uncertain tax positions from our summary of contractual obligations as we cannot make a reliable estimate of the period of cash settlement with the respective taxing authorities. As of June 30, 2015, we have approximately $50.0 million of liabilities associated with uncertain tax positions.
Other Funding Commitments
As of June 30, 2015, we have several on-going clinical studies in various clinical trial stages. Our most significant clinical trial expenditures are to contract research organizations (CROs). The contracts with CROs are generally cancellable, with notice, at our option. We have recorded accrued expenses of approximately $30.0 million on our condensed consolidated balance sheet for expenditures incurred by CROs as of June 30, 2015. We have approximately $700.0 million in cancellable future commitments based on existing CRO contracts as of June 30, 2015.
As of June 30, 2015, we have planned clinical trials for our ISIS-SMNRx and ISIS-DMPKRx programs which are managed by Isis Pharmaceuticals, Inc. (Isis). We have agreed to pay up to approximately $150 million in payments to Isis as the trials for these programs proceed. If these trials advance and we continue with our Isis programs, it is possible that we could make a significant amount of additional development payments in the future.

Contingent Development, Regulatory and Commercial Milestone Payments
Based on our development plans as of June 30, 2015, we could make potential future milestone payments to third parties of up to approximately $2.9 billion as part of our various collaborations, including licensing and development programs. Payments under these agreements generally become due and payable upon achievement of certain development, regulatory or commercial milestones. Because the achievement of these milestones had not occurred as of June 30, 2015, such contingencies have not been recorded in our financial statements. Amounts related to contingent milestone payments are not considered contractual obligations as they are contingent on the successful achievement of certain development, regulatory approval and commercial milestones.
We anticipate that we may pay approximately $60.3 million of milestone payments during the remainder of 2015, provided various development, regulatory or commercial milestones are achieved, including $60.0 million due to Neurimmune in connection with dosing of the first patient in a Phase 3 trial for aducanumab.
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
Contingent Consideration related to Business Combinations
In connection with our purchase of the noncontrolling interests in our joint venture investments in Biogen Dompé SRL and Biogen Dompé Switzerland GmbH and our acquisitions of Convergence, Stromedix, Inc. (Stromedix), Biogen International Neuroscience GmbH (formerly Biogen Idec International Neuroscience GmbH) (BIN) and Biogen Hemophilia Inc. (formerly Biogen Idec Hemophilia Inc.) (BIH), we may pay up to approximately $1.3 billion in remaining milestones based upon the achievement of certain events. These milestones may not be achieved.

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
BIH
In connection with our acquisition of BIH, formerly Syntonix, in January 2007, we agreed to pay up to an additional $80.0 million if certain milestone events associated with the development of BIH’s lead product, ALPROLIX are achieved. The first $40.0 million contingent payment was achieved in the first quarter of 2010. We paid an additional $20.0 million during the second quarter of 2014 as ALPROLIX was approved for the treatment of hemophilia B. A second $20.0 million contingent payment will occur if prior to the tenth anniversary of the closing date, a marketing authorization is granted by the EMA for ALPROLIX. This payment will be accounted for as an increase to intangible assets if achieved.
Fumapharm AG
In 2006, we acquired Fumapharm AG. As part of this acquisition we acquired FUMADERM and TECFIDERA (together, Fumapharm Products). We paid $220.0 million upon the closing of the transaction and agreed to pay an additional $15.0 million if a Fumapharm Product was approved for MS in the U.S. or E.U. In the second quarter of 2013, we paid this $15.0 million contingent payment as TECFIDERA was approved in the U.S. for MS by the FDA. We are also required to make additional contingent payments to former shareholders of Fumapharm AG or holders of their rights based on the attainment of certain cumulative sales levels of Fumapharm Products and the level of total net sales of Fumapharm Products in the prior twelve month period, as defined in the acquisition agreement.
During the six months ended June 30, 2015, we paid a $250.0 million contingent payment as we reached the $4.0 billion cumulative sales level related to the Fumapharm Products in the fourth quarter of 2014 and accrued $300.0 million upon reaching $5.0 billion in total cumulative sales of Fumapharm Products in the second quarter of 2015.

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
We have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of June 30, 2015. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that (a) the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission’s rules and forms, and (b) such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II — OTHER INFORMATION
Item 1.    Legal Proceedings
Please refer to Note 17, Litigation to our condensed consolidated financial statements included within this report, which is incorporated into this item by reference.
Item 1A.    Risk Factors
We are substantially dependent on revenues from our principal products.
Our current revenues depend upon continued sales of our principal products. We may be substantially dependent on sales from our principal products for many years, including an increasing reliance on sales and growth of TECFIDERA as we continue to expand into additional markets. Any of the following negative developments relating to any of our principal products, may adversely affect our revenues and results of operations or could cause a decline in our stock price:

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
In the MS market, we face intense competition as the number of products and competitors continues to expand. Due to our significant reliance on sales of our MS products, our business may be harmed if we are unable to successfully compete in the MS market. More specifically, our ability to compete, maintain and grow our share in the MS market may be adversely affected due to a number of factors, including:

•	the introduction of more efficacious, safer, less expensive or more convenient alternatives to our MS products, including our own products and products of our collaborators;

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

•
if one of several companies that are working to develop additional treatments for hemophilia obtains marketing approval of its treatment in the E.U. before we do, our applications with the EMA could be barred under operation of the EMA’s Orphan Medicines Regulation.

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
Our long-term viability and growth will depend upon successful development of additional indications for our existing products as well as successful development of new products and technologies resulting from our research and development activities, our biosimilars joint venture with Samsung Biologics or licenses or acquisitions from third parties.
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
Even if we are able to successfully develop new products or indications, sales of new products or products with additional indications may not meet investor expectations. We may also make a strategic decision to discontinue development of a product or indication if, for example, we believe commercialization will be difficult relative to the standard of care or other opportunities in our pipeline.

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
Sales of our products are dependent, in large part, on the availability and extent of coverage, pricing and reimbursement from government health administration authorities, private health insurers and other organizations. Drug prices are under significant scrutiny in the markets where our products are prescribed. In addition, when a new pharmaceutical product is approved, the availability of government and private reimbursement for that product may be uncertain, as is the pricing and amount for which that product will be reimbursed.
Pricing and reimbursement for our products may be adversely affected by a number of factors, including:

•	changes in government regulations or private third-party payors' reimbursement policies;

•	pressure by employers on private health insurance plans to reduce costs; and

•
payors, including managed care organizations, health insurers, pharmacy benefit managers, government health administration authorities, private health insurers and other organizations, seeking price discounts or rebates in connection with the placement of our products on their formularies and, in some cases, the imposition of restrictions on access or coverage of particular drugs or pricing determined based on perceived value.

Our ability to set the price for our products can vary significantly from country to country and as a result so can the price of our products. Certain countries set prices by reference to the prices in other countries where our products are marketed. Thus, our inability to secure adequate prices in a particular country may not only limit the marketing of our products within that country, but may also adversely affect our ability to obtain acceptable prices in other markets. This may create the opportunity for third party cross-border trade or influence our decision to sell or not to sell a product, thus adversely affecting our geographic expansion plans and revenues.
Our failure to maintain adequate coverage, pricing, or reimbursement for our products would have an adverse effect on our business, revenues and results of operation, could curtail or eliminate our ability to adequately fund research and development programs for the discovery and commercialization of new products, and could cause a decline in our stock price.

Our results of operations may be adversely affected by current and potential future healthcare reforms.
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
The process of manufacturing our products is complex, highly regulated and subject to numerous risks, including:

•
Risk of Product Loss. The manufacturing process for our products is extremely susceptible to product loss due to contamination, oxidation, equipment failure or improper installation or operation of equipment, or vendor or operator error. Even minor deviations from normal manufacturing processes could result in reduced production yields, product defects and other supply disruptions. If microbial, viral or other contaminations are discovered in our products or manufacturing facilities, we may need to close our manufacturing facilities for an extended period of time to investigate and remediate the contaminant.

•
Risks of Reliance on Third Parties and Single Source Providers. We rely on third party suppliers and manufacturers for, among other things: manufacturing of RITUXAN and GAZYVA; the majority of our clinical and commercial requirements for TECFIDERA and other small molecule products and product candidates; raw materials and supplies for production of products we manufacture; delivery devices such as syringes and auto-injectors; drug product and fill-finish operations; the majority of our final product storage; and a substantial portion of our packaging operations. In addition, due to the unique manner in which our products are manufactured, we rely on single source providers of several raw materials and manufacturing supplies. These third parties are independent entities subject to their own unique operational and financial risks that are outside of our control. These third parties may not perform their obligations in a timely and cost-effective manner or in compliance with applicable regulations, and they may be unable or unwilling to increase production capacity commensurate with demand for our existing or future products. Finding alternative providers could take a significant amount of time and involve significant expense due to the specialized nature of the services and the need to obtain regulatory approval of any significant changes to our suppliers or manufacturing methods. We cannot be certain that we could reach agreement with alternative providers or that the FDA or other regulatory authorities would approve our use of such alternatives.

•
Global Bulk Supply Risks. We rely on our manufacturing facilities in Cambridge, Massachusetts, RTP, North Carolina and Hillerød, Denmark for the production of drug substance for certain of our large molecule products and product candidates, including AVONEX, TYSABRI, PLEGRIDY, ZINBRYTA, ALPROLIX and ELOCTATE. Our global bulk supply of these products and product candidates depends on the uninterrupted and efficient operation of these facilities, which could be adversely affected by equipment failures, labor shortages, natural disasters, power failures and numerous other factors.

•
Risks Relating to Compliance with Current Good Manufacturing Practices. We and our third party providers are generally required to maintain compliance with current Good Manufacturing Practices and other stringent requirements and are subject to inspections by the FDA and comparable agencies in other jurisdictions to confirm such compliance. Any delay, interruption or other issues that arise in the manufacture, fill-finish, packaging, or storage of our products as a result of a failure of our facilities or the facilities or operations of third parties to pass any regulatory agency inspection could significantly impair our ability to develop and commercialize our products. Significant noncompliance could also result in the imposition of monetary penalties or other civil or criminal sanctions and damage our reputation.

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

Examples of previously enacted and possible future changes in laws that could adversely affect our business include the enactment in the U.S. of health care reform, regulatory pathways easing the entry of competing biosimilars in the marketplace, new legislation or implementation of existing statutory provisions on importation of lower-cost competing drugs from other jurisdictions, enhanced penalties for and investigations into non-compliance with U.S. fraud and abuse laws, and compliance with the Physician Payment Sunshine Act in the U.S. and similar foreign rules and regulations that require collection and reporting of payments or other transfers of value made to physicians and teaching hospitals.
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
A breakdown or breach of our technology systems could subject us to liability or interrupt the operation of our business.
We are increasingly dependent upon technology systems and data. Our computer systems continue to increase in multitude and complexity due to the growth in our business, making them potentially vulnerable to breakdown, malicious intrusion and random attack. Likewise, data privacy or security breaches by individuals authorized to access our technology systems or others may pose a risk that sensitive data, including intellectual property, trade secrets or personal information belonging to us, our patients, customers or other business partners, may be exposed to unauthorized persons or to the public. Cyber-attacks are increasing in their frequency, sophistication and intensity. While we continue to build and improve our systems and infrastructure and believe we have taken appropriate security measures to minimize these risks to our data and information technology systems, there can be no assurance that our efforts will prevent breakdowns or breaches in our systems that could adversely affect our business and operations.
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
Our revenues are also subject to foreign exchange rate fluctuations due to the global nature of our operations. Although we have foreign currency forward contracts to hedge specific forecasted transactions denominated in foreign currencies, our efforts to mitigate the impact of fluctuating currency exchange rates may not be successful. As a result, currency fluctuations among our reporting currency, the U.S. dollar, and the currencies in which we do business will affect our operating results, often in unpredictable ways. Our net income may also fluctuate due to the impact of charges we may be required to take with respect to foreign currency hedge transactions. In particular, we may incur higher than expected charges from hedge ineffectiveness or from the termination of a hedge relationship.
Our operating results during any one period do not necessarily suggest the anticipated results of future periods.
We are pursuing opportunities to expand our manufacturing capacity for future clinical and commercial requirements for product candidates, which would result in the incurrence of significant investment with no assurance that such investment will be recouped.
While we believe we currently have sufficient manufacturing capacity to meet our near-term manufacturing requirements, it is probable that we would need additional manufacturing capacity to support future clinical and commercial manufacturing requirements for product candidates in our pipeline, if such candidates are successful and approved. Due to the long lead times necessary for the expansion of manufacturing capacity, we expect to incur significant investment to build or acquire additional facilities or obtain third party contract manufacturers with no assurance that such investment will be recouped. If we are unable to adequately and timely manufacture and supply our products and product candidates or if we do not fully utilize our manufacturing facilities, our business may be harmed.
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
There can be no assurance that we will continue to repurchase stock or that we will repurchase stock at favorable prices.
Our Board of Directors has approved stock repurchase programs. The amount and timing of such stock repurchases are subject to capital availability and determinations by our Board of Directors that stock repurchases are in the best interest of our stockholders and are in compliance with all respective laws and our agreements applicable to the repurchase of stock. Our ability to repurchase stock will depend upon, among other factors, our cash balances and potential future capital requirements for strategic transactions, results of operations, financial condition, our ability to obtain debt financing, and other factors beyond our control that our Board of Directors may deem relevant. A reduction in or elimination of our stock repurchase program could have a negative effect on our stock price. We can provide no assurance that we will repurchase stock at favorable prices, if at all.

We may not be able to access the capital and credit markets on terms that are favorable to us.
We may seek access to the capital markets to supplement our existing funds and cash generated from operations for working capital, capital expenditure and debt service requirements, and other business initiatives. The capital and credit markets have experienced extreme volatility and disruption which leads to uncertainty and liquidity issues for both borrowers and investors. In the event of adverse capital and credit market conditions, we may be unable to obtain capital market financing on favorable terms. Changes in credit ratings issued by nationally recognized credit rating agencies could also adversely affect our cost of financing and the market price of our securities.
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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table summarizes our common stock repurchase activity under our 2015 Share Repurchase Program during the second quarter of 2015:

Period	Total Number of Shares Purchased (#)	Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Programs (#)	Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under Our Programs ($ in millions)
April 2015	—	—	—	$5,000
May 2015	24,110	396.79	24,110	$4,990
June 2015	82,961	393.28	82,961	$4,958
Total	107,071	394.07
The following table summarizes our common stock repurchase activity under our 2011 Share Repurchase Program during the second quarter of 2015:

Period	Total Number of Shares Purchased (#)	Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Programs (#)	Maximum Number of Shares That May Yet Be Purchased Under Our Programs (#)
April 2015	—	—	—	1,264,156
May 2015	—	—	—	1,264,156
June 2015	—	—	—	1,264,156
Total	—	—
In May 2015, our Board of Directors authorized a program to repurchase up to $5.0 billion of our common stock (2015 Share Repurchase Program). This authorization does not have an expiration date. We expect that purchases will be executed within a period of up to five years and that repurchased shares will be retired. The 2015 Share Repurchase Program is in addition to the approximately 1.3 million shares remaining under our February 2011 Share Repurchase Program (2011 Share Repurchase Program), which has been used principally to offset common stock issuances under our share-based compensation plans.
During the six months ended June 30, 2015, we repurchased and retired approximately 0.1 million shares of common stock at a cost of $42.2 million under our 2015 Share Repurchase Program and did not repurchase any shares of common stock under our 2011 Share Repurchase Program. During the six months ended June 30, 2014, we purchased approximately 1.2 million shares of common stock at a cost of $336.9 million under our 2011 Share Repurchase Program.
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

BIOGEN INC.

/s/ Paul J. Clancy
Paul J. Clancy
Executive Vice President and
Chief Financial Officer
(principal financial officer)
July 24, 2015

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.1	Biogen Inc. 2015 Employee Stock Purchase Plan. Filed as Appendix A to Biogen's Definitive Proxy Statement on Schedule 14A filed on April 30, 2015.

31.1+	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1++	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101++
The following materials from Biogen Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

+    Filed herewith
++    Furnished herewith