Form 10-Q
period 2015-09-30
BIOGEN INC.
filed 2015-10-21
CIK 875045

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒
The number of shares of the issuer’s Common Stock, $0.0005 par value, outstanding as of October 16, 2015, was 222,903,109 shares.

BIOGEN INC.
FORM 10-Q — Quarterly Report
For the Quarterly Period Ended September 30, 2015

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

•	expectations and plans relating to sales, pricing, growth, launch and prospects of our marketed and pipeline products;

•	the potential impact of increased product competition in the markets in which we compete;

•
the timing, outcome and impact of administrative, regulatory, legal and other proceedings related to patents and other proprietary and intellectual property rights, tax audits, assessments and settlements, pricing matters, sales and promotional practices, product liability and other matters;

•	the costs and timing of potential trials, filing and approvals, and the potential therapeutic scope of the development and commercialization of our and our collaborators’ pipeline products;

•	our intent to commit resources for research and development opportunities, and expectations relating to selling, general and administrative expense;

•	the drivers for growing our business, including our plans relating to business development opportunities and research and development programs;

•	the anticipated benefits, cost savings, and charges related to our corporate restructuring initiatives;

•	the expected timing of completion of our 2015 share repurchase program;

•	the expected timing of the closing our proposed collaboration with Mitsubishi Tanabe Pharma Corporation;

•
our manufacturing capacity, use of third party contract manufacturing and our plans and timing relating to the expansion of our manufacturing capabilities, including anticipated investments and activities in Solothurn, Switzerland and Research Triangle Park, North Carolina;

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
These forward-looking statements involve risks and uncertainties, including those that are described in the “Risk Factors” section of this report, and elsewhere in this report that could cause actual results to differ materially from those reflected in such statements. You should not place undue reliance on these statements. Forward-looking statements speak only as of the date of this report. We do not undertake any obligation to publicly update any forward-looking statements, whether as a result of new information, future developments or otherwise.

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
NOTE REGARDING TRADEMARKS
ALPROLIX®, AVONEX®, ELOCTATE®, PLEGRIDY®, RITUXAN®, TECFIDERA® and TYSABRI® are registered trademarks of Biogen. BENEPALITM, ELOCTATM, FLIXABITM, FUMADERMTM and ZINBRYTATM are trademarks of Biogen. The following are trademarks of the respective companies listed: ANGIOMAX® and ANGIOX® — The Medicines Company; BETASERON®— Bayer Pharma AG; BRENZYSTM — Merck Sharp & Dohme Corp.; EXTAVIA® — Novartis AG; FAMPYRATM — Acorda Therapeutics, Inc.; GAZYVA® —  Genentech, Inc.; and REBIF® — Ares Trading S.A.

PART I FINANCIAL INFORMATION

BIOGEN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited, in thousands, except per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues:
Product, net	$2,391,717	$2,117,366	$6,762,605	$5,916,423
Unconsolidated joint business	337,181	290,678	1,005,302	890,859
Other	48,961	103,402	156,557	255,367
Total revenues	2,777,859	2,511,446	7,924,464	7,062,649
Cost and expenses:
Cost of sales, excluding amortization of acquired intangible assets	310,028	302,639	908,579	873,771
Research and development	519,863	417,174	1,471,140	1,393,331
Selling, general and administrative	477,827	570,436	1,530,083	1,658,732
Amortization of acquired intangible assets	98,065	122,431	285,972	382,515
(Gain) loss on fair value remeasurement of contingent consideration	244	(49,433)	5,887	(46,213)
Total cost and expenses	1,406,027	1,363,247	4,201,661	4,262,136
Gain on sale of rights	—	4,379	—	12,138
Income from operations	1,371,832	1,152,578	3,722,803	2,812,651
Other income (expense), net	(15,413)	(16,290)	(41,288)	(17,030)
Income before income tax expense and equity in loss of investee, net of tax	1,356,419	1,136,288	3,681,515	2,795,621
Income tax expense	330,093	274,774	904,475	721,709
Equity in loss of investee, net of tax	6,833	5,394	12,548	14,932
Net income	1,019,493	856,120	2,764,492	2,058,980
Net income (loss) attributable to noncontrolling interests, net of tax	53,871	(738)	49,053	7,660
Net income attributable to Biogen Inc.	$965,622	$856,858	$2,715,439	$2,051,320
Net income per share:
Basic earnings per share attributable to Biogen Inc.	$4.16	$3.63	$11.60	$8.67
Diluted earnings per share attributable to Biogen Inc.	$4.15	$3.62	$11.57	$8.64
Weighted-average shares used in calculating:
Basic earnings per share attributable to Biogen Inc.	232,191	236,217	234,134	236,641
Diluted earnings per share attributable to Biogen Inc.	232,612	236,972	234,659	237,449

See accompanying notes to these unaudited condensed consolidated financial statements.

BIOGEN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Net income attributable to Biogen Inc.	$965,622	$856,858	$2,715,439	$2,051,320
Other comprehensive income:
Unrealized gains (losses) on securities available for sale, net of tax of $(1,320) and $(6) for the three months ended September 30, 2015 and 2014, respectively; and $(699) and $(3,021) for the nine months ended September 30, 2015 and 2014, respectively	(2,239)	12	(1,154)	(5,127)
Unrealized gains (losses) on cash flow hedges, net of tax of $(187) and $302 for the three months ended September 30, 2015 and 2014, respectively; and $(229) and $307 for the nine months ended September 30, 2015 and 2014, respectively	(31,171)	48,242	(40,084)	64,793
Unrealized gains (losses) on pension benefit obligation	523	691	4,632	1,338
Currency translation adjustment	(23,504)	(60,254)	(61,322)	(71,246)
Total other comprehensive income (loss), net of tax	(56,391)	(11,309)	(97,928)	(10,242)
Comprehensive income attributable to Biogen Inc.	909,231	845,549	2,617,511	2,041,078
Comprehensive income (loss) attributable to noncontrolling interests, net of tax	53,586	(738)	49,053	7,660
Comprehensive income	$962,817	$844,811	$2,666,564	$2,048,738

See accompanying notes to these unaudited condensed consolidated financial statements.

BIOGEN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except per share amounts)

	As of September 30, 2015	As of December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$4,089,003	$1,204,924
Marketable securities	1,753,499	640,460
Accounts receivable, net	1,327,780	1,292,445
Due from unconsolidated joint business, net	319,788	283,360
Inventory	918,921	804,022
Other current assets	861,882	446,943
Total current assets	9,270,873	4,672,154
Marketable securities	1,947,354	1,470,652
Property, plant and equipment, net	2,027,821	1,765,683
Intangible assets, net	4,181,245	4,028,507
Goodwill	2,408,854	1,760,249
Investments and other assets	892,221	617,536
Total assets	$20,728,368	$14,314,781
LIABILITIES AND EQUITY
Current liabilities:
Current portion of notes payable and other financing arrangements	$5,171	$3,136
Taxes payable	458,672	168,058
Accounts payable	251,228	229,178
Accrued expenses and other	1,918,897	1,819,334
Total current liabilities	2,633,968	2,219,706
Notes payable and other financing arrangements	6,529,275	580,283
Long-term deferred tax liability	136,761	50,656
Other long-term liabilities	861,421	650,096
Total liabilities	10,161,425	3,500,741
Commitments and contingencies
Equity:
Biogen Inc. shareholders’ equity
Preferred stock, par value $0.001 per share	—	—
Common stock, par value $0.0005 per share	124	129
Additional paid-in capital	1,342,373	4,196,156
Accumulated other comprehensive loss	(157,416)	(59,488)
Retained earnings	11,999,358	9,283,919
Treasury stock, at cost	(2,611,713)	(2,611,706)
Total Biogen Inc. shareholders’ equity	10,572,726	10,809,010
Noncontrolling interests	(5,783)	5,030
Total equity	10,566,943	10,814,040
Total liabilities and equity	$20,728,368	$14,314,781

See accompanying notes to these unaudited condensed consolidated financial statements.

BIOGEN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	For the Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net income	$2,764,492	$2,058,980
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	444,100	530,508
Share-based compensation	131,537	119,508
Deferred income taxes	(185,802)	(229,273)
Other	31,564	(95,711)
Changes in operating assets and liabilities, net:
Accounts receivable	(63,608)	(297,057)
Inventory	(150,387)	(119,890)
Accrued expenses and other current liabilities	(174,532)	19,283
Other changes in operating assets and liabilities, net	(121,659)	22,904
Net cash flows provided by operating activities	2,675,705	2,009,252
Cash flows from investing activities:
Proceeds from sales and maturities of marketable securities	3,363,374	1,942,871
Purchases of marketable securities	(4,870,142)	(2,738,584)
Acquisitions of business, net of cash acquired	(198,798)	—
Purchases of property, plant and equipment	(456,885)	(180,854)
Contingent consideration related to Fumapharm AG acquisition	(550,000)	(175,000)
Other	(33,620)	(13,131)
Net cash flows used in investing activities	(2,746,071)	(1,164,698)
Cash flows from financing activities:
Purchase of treasury stock	(2,998,190)	(359,981)
Proceeds from issuance of stock for share-based compensation arrangements	45,509	44,960
Proceeds from borrowings	5,930,936	—
Repayment of borrowings	(2,083)	(2,674)
Excess tax benefit from stock options	70,778	90,423
Other	(62,147)	(15,336)
Net cash flows provided by (used in) financing activities	2,984,803	(242,608)
Net increase in cash and cash equivalents	2,914,437	601,946
Effect of exchange rate changes on cash and cash equivalents	(30,358)	(18,227)
Cash and cash equivalents, beginning of the period	1,204,924	602,562
Cash and cash equivalents, end of the period	$4,089,003	$1,186,281

See accompanying notes to these unaudited condensed consolidated financial statements.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.    Summary of Significant Accounting Policies
Business Overview
Biogen is a global biopharmaceutical company focused on discovering, developing, manufacturing and delivering therapies for neurological, autoimmune and hematologic disorders. Our marketed products include TECFIDERA, AVONEX, PLEGRIDY, TYSABRI, and FAMPYRA for the treatment of multiple sclerosis (MS), ALPROLIX for the treatment of hemophilia B, ELOCTATE for the treatment of hemophilia A and FUMADERM for the treatment of severe plaque psoriasis. We also generate revenue from our collaboration with Genentech, Inc. (Genentech), a wholly-owned member of the Roche Group, with respect to RITUXAN for the treatment of non-Hodgkin’s lymphoma, chronic lymphocytic leukemia (CLL) and other conditions, and share profits and losses with Genentech for GAZYVA, which is approved for the treatment of CLL.
Basis of Presentation
In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of our financial statements for interim periods in accordance with accounting principles generally accepted in the United States (U.S. GAAP). The information included in this quarterly report on Form 10-Q should be read in conjunction with our consolidated financial statements and the accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2014 (2014 Form 10-K). Our accounting policies are described in the “Notes to Consolidated Financial Statements” in our 2014 Form 10-K and updated, as necessary, in this Form 10-Q. The year-end condensed consolidated balance sheet data presented for comparative purposes was derived from our audited financial statements, but does not include all disclosures required by U.S. GAAP. The results of operations for the three and nine months ended September 30, 2015, are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.
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
 Use of Estimates
The preparation of our condensed consolidated financial statements requires us to make estimates, judgments, and assumptions that may affect the reported amounts of assets, liabilities, equity, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis we evaluate our estimates, judgments and methodologies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets, liabilities and equity and the amount of revenues and expenses. Actual results may differ from these estimates under different assumptions or conditions.

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
In countries where we have experienced a pattern of payments extending beyond our contractual payment term and we expect to collect receivables greater than one year after the time of sale, we discount our receivables and reduce related revenues over the period of time that we estimate those amounts will be paid using the country’s market-based borrowing rate for such period. The related receivables are classified at the time of sale as non-current assets. We accrete interest income on these receivables, which is recognized as a component of other income (expense), net in our condensed consolidated statement of income. To date, our historical discounts of receivables have not been significant.
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
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes all existing revenue recognition requirements, including most industry-specific guidance. The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delayed the effective date of the new standard from January 1, 2017 to January 1, 2018. The FASB also agreed to allow entities to choose to adopt the standard as of the original effective date. We are currently evaluating the method of adoption and the potential impact that Topic 606 may have on our financial position and results of operations.
In June 2014, the FASB issued ASU No. 2014-11, Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosure. The new standard expanded secured borrowing accounting to include repurchase-to-maturity transactions and repurchase financings and set forth new disclosure requirements for repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions that are accounted for as secured borrowings. We adopted this standard on April 1, 2015 and expanded our disclosures presented in Note 7, Financial Instruments to these condensed consolidated financial statements. The adoption of this standard did not have an impact on our financial position or results of operations.
In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The new standard requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. In August 2015, the FASB issued ASU No. 2015-15, Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, which clarified that debt issuance costs related to line-of-credit arrangements can be presented in the balance sheet as an asset and amortized over the term of the line-of-credit arrangement. We adopted these standards as of September 30, 2015 with retroactive application. The adoption of these standards did not have a significant impact on our financial position or results of operations. For additional information, please read Note 6, Fair Value Measurements to these condensed consolidated financial statements.

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
In May 2015, the FASB issued ASU No. 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). The new standard removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. The new standard will be effective for us on January 1, 2016. Early application is permitted. We maintain investments in certain venture capital funds which primarily invest in small, privately-owned, venture-backed biotechnology companies. The value of our investments in these venture capital funds is estimated using the net asset value of the fund and has been included in the fair value hierarchy disclosure as a Level 3 measurement. These venture capital investments are not material to our financial position or results of operations. We adopted this standard as of June 30, 2015 and our investments in venture capital funds are no longer included in our disclosures reflected in Note 6, Fair Value Measurements to these condensed consolidated financial statements.
In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. The new standard applies only to inventory for which cost is determined by methods other than last-in, first-out and the retail inventory method, which includes inventory that is measured using first-in, first-out or average cost. Inventory within the scope of this standard is required to be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The new standard will be effective for us on January 1, 2017. The adoption of this standard is not expected to have an impact on our financial position or results of operations.
In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. The new standard requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined and sets forth new disclosure requirements related to the adjustments. The new standard will be effective for us on January 1, 2016. The adoption of this standard is not expected to have an impact on our financial position or results of operations.
2.    Acquisitions
Convergence Pharmaceuticals
On February 12, 2015, we completed our acquisition of all of the outstanding stock of Convergence Pharmaceuticals (Convergence), a clinical-stage biopharmaceutical company with a focus on developing product candidates for neuropathic pain. Convergence’s lead candidate is its Phase 2 clinical candidate Raxatrigine (CNV1014802), which has demonstrated clinical activity in proof-of-concept studies for trigeminal neuralgia (TGN), a chronic orphan disease. Additionally, Raxatrigine has potential applicability in several other neuropathic pain states.
The purchase price consisted of a $200.1 million cash payment at closing, plus contingent consideration in the form of development and approval milestones up to a maximum of $450.0 million, of which $350.0 million is associated with the development and approval of Raxatrigine for the treatment of TGN. The acquisition was funded from our existing cash on hand and has been accounted for as the acquisition of a business. In addition to obtaining the rights to Raxatrigine and additional product candidates in preclinical development, we retained the services of key employees of Convergence.
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
Subsequent changes in the fair value of the contingent consideration obligation will be recognized as adjustments to contingent consideration and reflected in our condensed consolidated statements of income. For additional information related to the fair value of this obligation, please read Note 6, Fair Value Measurements to these condensed consolidated financial statements.
During the second quarter of 2015, we adjusted our preliminary estimate of the fair value of the assets acquired and contingent consideration as of the date of acquisition to reflect revised estimates to our initial clinical development plans, resulting probabilities of success and the timing of certain milestone payments. The primary effects of these revised estimates resulted in an increase in the value of our estimated contingent consideration and goodwill by $36.0 million, respectively. Our revised purchase price allocation is reflected in the chart below. Our purchase price allocation is substantially complete.
The following table summarizes the estimated fair values of the separately identifiable assets acquired and liabilities assumed as of February 12, 2015, as adjusted:

(In millions)
In-process research and development	$424.6
Other intangible assets	7.6
Goodwill	128.3
Deferred tax liability	(84.9)
Other, net	(1.0)
Total purchase price	$474.6
Our estimate of the fair value of the in-process research and development (IPR&D) programs acquired was determined through a probability adjusted discounted cash flow analysis utilizing a discount rate of 11%. This valuation was primarily driven by the value associated with the lead candidate, Raxatrigine, which is in development for the treatment of TGN and is expected to be completed no earlier than 2020, at a remaining cost of approximately $145.0 million. The fair value associated with Raxatrigine for the treatment of TGN was $200.0 million. We have recorded additional IPR&D assets related to the use of Raxatrigine in two additional neuropathic pain indications, with a total estimated value of $220.0 million. The remaining cost of development for these two indications is approximately $415.0 million, with an expected completion date of no earlier than 2021. These fair value measurements were based on significant inputs not observable in the market and thus represent Level 3 fair value measurements.
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

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

3.    Reserves for Discounts and Allowances
An analysis of the change in reserves for discounts and allowances is summarized as follows:

(In millions)	Discounts	Contractual Adjustments	Returns	Total
Balance, as of December 31, 2014	$47.6	$387.1	$49.1	$483.8
Current provisions relating to sales in current year	332.0	1,278.0	26.4	1,636.4
Adjustments relating to prior years	(1.3)	(20.9)	(14.8)	(37.0)
Payments/credits relating to sales in current year	(277.9)	(871.8)	(1.6)	(1,151.3)
Payments/credits relating to sales in prior years	(40.7)	(271.6)	(8.9)	(321.2)
Balance, as of September 30, 2015	$59.7	$500.8	$50.2	$610.7
The total reserves above, included in our condensed consolidated balance sheets, are summarized as follows:

(In millions)	As of September 30, 2015	As of December 31, 2014
Reduction of accounts receivable	$148.0	$124.6
Component of accrued expenses and other	462.7	359.2
Total reserves	$610.7	$483.8
4.    Inventory
The components of inventory are summarized as follows:

(In millions)	As of September 30, 2015	As of December 31, 2014
Raw materials	$221.5	$128.3
Work in process	537.7	511.5
Finished goods	159.7	164.2
Total inventory	$918.9	$804.0
As of September 30, 2015, our inventory included $54.3 million associated with our ZINBRYTA, FLIXABI and BENEPALI programs, which have been capitalized in advance of regulatory approval. As of December 31, 2014, our inventory included $6.3 million associated with our ZINBRYTA program, which had been capitalized in advance of regulatory approval.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

5.    Intangible Assets and Goodwill
Intangible Assets
Intangible assets, net of accumulated amortization, impairment charges and adjustments, are summarized as follows:

		As of September 30, 2015			As of December 31, 2014
(In millions)	Estimated Life	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Out-licensed patents	13-23 years	$543.3	$(499.9)	$43.4	$543.3	$(481.7)	$61.6
Developed technology	15-23 years	3,005.3	(2,523.8)	481.5	3,005.3	(2,396.8)	608.5
In-process research and development	Indefinite until commercialization	735.6	—	735.6	314.1	—	314.1
Trademarks and tradenames	Indefinite	64.0	—	64.0	64.0	—	64.0
Acquired and in-licensed rights and patents	3-17 years	3,297.6	(440.9)	2,856.7	3,280.4	(300.1)	2,980.3
Total intangible assets		$7,645.8	$(3,464.6)	$4,181.2	$7,207.1	$(3,178.6)	$4,028.5
For the three and nine months ended September 30, 2015, amortization of acquired intangible assets totaled $98.1 million and $286.0 million, respectively, as compared to $122.4 million and $382.5 million, respectively, in the prior year comparative periods.
For the three months ended September 30, 2015, compared to the same period in 2014, the decrease in amortization of acquired intangible assets was primarily driven by higher expected lifetime revenues of AVONEX, partially offset by lower expected lifetime revenues of TYSABRI. Amortization of acquired intangible assets during the three months ended September 30, 2014 included a $16.2 million impairment loss related to one of our IPR&D intangible assets.
For the nine months ended September 30, 2015, compared to the same period in 2014, the decrease in amortization of acquired intangible assets was primarily driven by a decrease in AVONEX revenues during the comparative periods. Amortization of acquired intangible assets during the nine months ended September 30, 2014 included total impairment charges of $50.9 million related to one of our out-licensed patents and one of our IPR&D intangible assets.
Developed Technology
Developed technology primarily relates to our AVONEX product, which was recorded in connection with the merger of Biogen, Inc. and IDEC Pharmaceuticals Corporation in 2003. The net book value of this asset as of September 30, 2015 was $472.9 million.
IPR&D
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
Acquired and In-licensed Rights and Patents
Acquired and in-licensed rights and patents primarily relate to our acquisition of the TYSABRI rights from Elan Corporation plc (Elan). Elan was acquired by Perrigo Company plc (Perrigo) in December 2013. The net book value of this asset as of September 30, 2015 was $2,797.5 million.

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
Our most recent long range planning cycle was updated in the third quarter of 2015. Based upon this analysis, there was not a significant change in our expected rate of amortization for acquired intangible assets and the estimated future amortization is expected to be as follows:

(In millions)	As of September 30, 2015
2015 (remaining three months)	$94.3
2016	348.8
2017	318.6
2018	291.0
2019	275.1
2020	269.1
Total	$1,596.9
Goodwill
The following table provides a roll forward of the changes in our goodwill balance:

(In millions)
Balance, as of December 31, 2014	$1,760.2
Increase to goodwill	649.4
Other	(0.7)
Balance, as of September 30, 2015	$2,408.9
The increase in goodwill during the nine months ended September 30, 2015 was related to $600.0 million in contingent payments achieved (exclusive of a $78.9 million tax benefit) to former shareholders of Fumapharm AG or holders of their rights and our acquisition of Convergence. Other includes changes related to foreign exchange rate fluctuations. For additional information related to future contingent payments to the former shareholders of Fumapharm AG or holders of their rights, please read Note 20, Commitments and Contingencies to these condensed consolidated financial statements. For additional information related to our acquisition of Convergence, please read Note 2, Acquisitions to these condensed consolidated financial statements.
As of September 30, 2015, we had no accumulated impairment losses related to goodwill.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

6.    Fair Value Measurements
The tables below present information about our assets and liabilities that are regularly measured and carried at fair value and indicate the level within the fair value hierarchy of the valuation techniques we utilized to determine such fair value:

As of September 30, 2015 (In millions)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$3,804.2	$—	$3,804.2	$—
Marketable debt securities:
Corporate debt securities	1,039.9	—	1,039.9	—
Government securities	2,411.1	—	2,411.1	—
Mortgage and other asset backed securities	249.9	—	249.9	—
Marketable equity securities	25.7	25.7	—	—
Derivative contracts	61.4	—	61.4	—
Plan assets for deferred compensation	38.6	—	38.6	—
Total	$7,630.8	$25.7	$7,605.1	$—
Liabilities:
Derivative contracts	$31.3	$—	$31.3	$—
Contingent consideration obligations	481.4	—	—	481.4
Total	$512.7	$—	$31.3	$481.4

As of December 31, 2014 (In millions)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$716.3	$—	$716.3	$—
Marketable debt securities:
Corporate debt securities	1,063.0	—	1,063.0	—
Government securities	849.8	—	849.8	—
Mortgage and other asset backed securities	198.3	—	198.3	—
Marketable equity securities	6.9	6.9	—	—
Derivative contracts	72.7	—	72.7	—
Plan assets for deferred compensation	36.9	—	36.9	—
Total	$2,943.9	$6.9	$2,937.0	$—
Liabilities:
Derivative contracts	$5.4	$—	$5.4	$—
Contingent consideration obligations	215.5	—	—	215.5
Total	$220.9	$—	$5.4	$215.5
There have been no material impairments of our assets measured and carried at fair value during the three and nine months ended September 30, 2015. In addition, there were no changes in valuation techniques or inputs utilized or transfers between fair value measurement levels during the three and nine months ended September 30, 2015. The fair value of Level 2 instruments classified as cash equivalents and marketable debt securities was determined through third party pricing services. For a description of our validation procedures related to prices provided by third party pricing services, refer to Note 1, Summary of Significant Accounting Policies: Fair Value Measurements, to our consolidated financial statements included in our 2014 Form 10-K. For additional information

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

related to our decision to no longer reflect our investments in venture capital funds within the fair value hierarchy, refer to Note 1, Summary of Significant Accounting Policies: New Accounting Pronouncements, to these condensed consolidated financial statements.
Debt Instruments
The fair and carrying values of our debt instruments, which are Level 2 liabilities, are summarized as follows:

	As of September 30, 2015		As of December 31, 2014
(In millions)	Fair Value	Carrying Value	Fair Value	Carrying Value
Notes payable to Fumedica	$9.5	$9.1	$12.6	$11.7
6.875% Senior Notes due March 1, 2018	614.0	566.9	634.6	571.7
2.900% Senior Notes due September 15, 2020	1,514.1	1,492.3	—	—
3.625% Senior Notes due September 15, 2022	1,008.4	991.9	—	—
4.050% Senior Notes due September 15, 2025	1,767.1	1,733.1	—	—
5.200% Senior Notes due September 15, 2045	1,766.9	1,721.0	—	—
Total	$6,680.0	$6,514.3	$647.2	$583.4
The fair value of our notes payable to Fumedica was estimated using market observable inputs, including current interest and foreign currency exchange rates. The fair values of each of our series of Senior Notes were determined through market, observable, and corroborated sources. In accordance with ASU No. 2015-03, during the three months ended September 30, 2015, we reclassified $1.8 million of our debt issuance costs related to our 6.875% Senior Notes issued in 2008 from an asset to a reduction to the carrying amount of the 6.875% Senior Notes. For additional information related to our notes payable to Fumedica and our 6.875% Senior Notes, please read Note 12, Indebtedness to our consolidated financial statements included in our 2014 Form 10-K. For additional information related to our Senior Notes issued on September 15, 2015, please read Note 10, Indebtedness, to these condensed consolidated financial statements.
Contingent Consideration Obligations
The following table provides a roll forward of the fair values of our contingent consideration obligations which includes Level 3 measurements:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In millions)	2015	2014	2015	2014
Fair value, beginning of period	$495.7	$279.1	$215.5	$280.9
Additions	—	—	274.5	—
Changes in fair value	0.2	(49.4)	5.9	(46.2)
Payments	(14.5)	(16.5)	(14.5)	(21.5)
Fair value, end of period	$481.4	$213.2	$481.4	$213.2
As of September 30, 2015 and December 31, 2014, approximately $301.9 million and $200.0 million, respectively, of our contingent consideration obligations valued using Level 3 measurements were reflected as components of other long-term liabilities in our condensed consolidated balance sheets with the remaining balances reflected as a component of accrued expenses and other.
In connection with our acquisition of Convergence, we recorded a liability of $274.5 million, representing the fair value of the contingent consideration. This valuation was based on probability weighted net cash outflow projections of $450.0 million, discounted using a rate of 2%, which is the estimated cost of debt financing for market participants. This liability reflects the revised estimate from the date of acquisition for our initial clinical development plans, resulting probabilities of success and the timing of certain milestone payments. For a more detailed description of this transaction, please read Note 2, Acquisitions to these condensed consolidated financial statements. As of September 30, 2015, approximately $176.4 million, related to our contingent consideration obligations arising from our acquisition of Convergence, is reflected as a component of accrued expenses and other in our condensed consolidated balance sheets.

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
7.    Financial Instruments
Marketable Securities
The following tables summarize our marketable debt and equity securities, classified as available-for-sale:

As of September 30, 2015 (In millions)	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost
Corporate debt securities
Current	$272.1	$—	$(0.1)	$272.2
Non-current	767.8	0.7	(1.3)	768.4
Government securities
Current	1,481.4	0.6	—	1,480.8
Non-current	929.7	0.8	(0.3)	929.2
Mortgage and other asset backed securities
Current	—	—	—	—
Non-current	249.9	0.2	(0.5)	250.2
Total marketable debt securities	$3,700.9	$2.3	$(2.2)	$3,700.8
Marketable equity securities, non-current	$25.7	$0.9	$(3.4)	$28.2

As of December 31, 2014 (In millions)	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost
Corporate debt securities
Current	$370.4	$—	$(0.2)	$370.6
Non-current	692.6	0.2	(1.5)	693.9
Government securities
Current	269.9	—	(0.1)	270.0
Non-current	579.9	0.3	(0.4)	580.0
Mortgage and other asset backed securities
Current	0.2	—	—	0.2
Non-current	198.1	0.2	(0.2)	198.1
Total marketable debt securities	$2,111.1	$0.7	$(2.4)	$2,112.8
Marketable equity securities, non-current	$6.9	$1.2	$(0.2)	$5.9

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

The following table summarizes our financial assets with maturities of less than 90 days from the date of purchase included in cash and cash equivalents on the accompanying condensed consolidated balance sheet:

(In millions)	As of September 30, 2015	As of December 31, 2014
Commercial paper	$21.4	$54.2
Overnight reverse repurchase agreements	188.3	305.0
Money market funds	3,119.1	321.2
Short-term debt securities	475.4	35.9
Total	$3,804.2	$716.3
The carrying values of our commercial paper, including accrued interest, overnight reverse repurchase agreements, money market funds and our short-term debt securities approximate fair value due to their short term maturities. Our overnight reverse repurchase agreements are collateralized with agency-guaranteed mortgage securities and represent approximately 0.9% and 2.1% of total assets as of September 30, 2015 and December 31, 2014, respectively.
Summary of Contractual Maturities: Available-for-Sale Securities
The estimated fair value and amortized cost of our marketable debt securities classified as available-for-sale by contractual maturity are summarized as follows:

	As of September 30, 2015		As of December 31, 2014
(In millions)	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost
Due in one year or less	$1,753.5	$1,753.0	$640.5	$640.8
Due after one year through five years	1,820.1	1,820.3	1,343.7	1,345.2
Due after five years	127.3	127.5	126.9	126.8
Total available-for-sale securities	$3,700.9	$3,700.8	$2,111.1	$2,112.8
The average maturity of our marketable debt securities available-for-sale as of September 30, 2015 and December 31, 2014 was approximately 13 months and 15 months, respectively.
Proceeds from Marketable Debt Securities
The proceeds from maturities and sales of marketable debt securities and resulting realized gains and losses are summarized as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In millions)	2015	2014	2015	2014
Proceeds from maturities and sales	$2,387.9	$625.4	$3,363.4	$1,942.9
Realized gains	$0.7	$—	$1.3	$0.4
Realized losses	$(2.0)	$(0.1)	$(2.9)	$(0.3)
Strategic Investments
As of September 30, 2015 and December 31, 2014, our strategic investment portfolio was comprised of investments totaling $68.4 million and $47.8 million, respectively, which are included in investments and other assets in our accompanying condensed consolidated balance sheets. Our strategic investment portfolio includes investments in equity securities of certain biotechnology companies and investments in venture capital funds where the underlying investments are in equity securities of biotechnology companies.

BIOGEN INC. AND SUBSIDIARIES
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
Foreign currency forward contracts in effect as of September 30, 2015 and December 31, 2014 had durations of 1 to 15 months. These contracts have been designated as cash flow hedges and accordingly, to the extent effective, any unrealized gains or losses on these foreign currency forward contracts are reported in accumulated other comprehensive income (loss) (referred to as AOCI in the tables below). Realized gains and losses for the effective portion of such contracts are recognized in revenue when the sale of product in the currency being hedged is recognized. To the extent ineffective, hedge transaction gains and losses are reported in other income (expense), net.
The notional value of foreign currency forward contracts that were entered into to hedge forecasted revenues is summarized as follows:

	Notional Amount
Foreign Currency: (In millions)	As of September 30, 2015	As of December 31, 2014
Euro	$1,146.1	$1,174.6
Canadian dollar	17.4	56.7
British pound sterling	12.0	34.5
Japanese yen	9.3	16.6
Australian dollar	5.4	19.9
Total foreign currency forward contracts	$1,190.2	$1,302.3
The portion of the fair value of these foreign currency forward contracts that was included in accumulated other comprehensive income (loss) in total equity reflected gains of $23.3 million and $72.1 million as of September 30, 2015 and December 31, 2014, respectively. We expect all contracts to be settled over the next 15 months and any amounts in accumulated other comprehensive income (loss) to be reported as an adjustment to revenue. We consider the impact of our and our counterparties’ credit risk on the fair value of the contracts as well as the ability of each party to execute its contractual obligations. As of September 30, 2015 and December 31, 2014, credit risk did not change the fair value of our foreign currency forward contracts.
The following table summarizes the effect of foreign currency forward contracts designated as hedging instruments on our condensed consolidated statements of income:

For the Three Months Ended September 30,
Net Gains/(Losses) Reclassified from AOCI into Operating Income (Effective Portion)			Net Gains/(Losses) Recognized into Net Income (Ineffective Portion)
Location	2015	2014	Location	2015	2014
Revenue	$43.9	$2.9	Other income (expense)	$2.0	$(0.5)

For the Nine Months Ended September 30,
Net Gains/(Losses) Reclassified from AOCI into Operating Income (Effective Portion)			Net Gains/(Losses) Recognized into Net Income (Ineffective Portion)
Location	2015	2014	Location	2015	2014
Revenue	$119.3	$(7.1)	Other income (expense)	$5.4	$(1.6)

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

Interest Rate Contracts - Hedging Instruments
We may enter into interest rate lock contracts or interest rate swap contracts on certain borrowing transactions to manage our exposure to interest rate changes and to reduce our overall cost of borrowing.
Interest Rate Lock Contracts
During the three months ended September 30, 2015, we entered into treasury rate locks that were designated as cash flow hedges to hedge against changes in the 10-year and 30-year U.S. treasury interest rates that could have impacted our anticipated debt offering. In connection with the issuance of our 4.05% and 5.20% Senior Notes, as described in Note 10, Indebtedness, we settled the treasury rate locks and realized an $8.5 million gain. As the hedging relationship was effective, the gain was recorded in AOCI and will be recognized in other income (expense), net over the life of the 4.05% and 5.20% Senior Notes.
Interest Rate Swap Contracts
In connection with the issuance of our 2.90% Senior Notes, as described in Note 10, Indebtedness, we entered into interest rate swaps with an aggregate notional amount of $675.0 million, which expire on September 15, 2020. The interest rate swap contracts are designated as hedges of the fair value changes in the 2.90% Senior Notes attributable to changes in interest rates. Since the specific terms and notional amount of the swaps match the debt being hedged, it is assumed to be a highly effective hedge and all changes in the fair value of the swaps are recorded as a component of the 2.90% Senior Notes with no net impact recorded in income. Any net interest payments made or received on the interest rate swap contracts are recognized as a component of interest expense in our condensed consolidated statements of income.
Foreign Currency Forward Contracts - Other Derivatives
We also enter into other foreign currency forward contracts, usually with one month durations, to mitigate the foreign currency risk related to certain balance sheet positions. We have not elected hedge accounting for these transactions.
The aggregate notional amount of these outstanding foreign currency contracts was $787.2 million and $365.2 million as of September 30, 2015 and December 31, 2014, respectively. Net losses of $8.1 million and $4.2 million related to these contracts were recognized as a component of other income (expense), net, for three and nine months ended September 30, 2015, respectively, as compared to net losses of $7.7 million and $11.5 million, respectively, in the prior year comparative periods.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

Summary of Derivatives
While certain of our derivatives are subject to netting arrangements with our counterparties, we do not offset derivative assets and liabilities in our condensed consolidated balance sheets.
The following table summarizes the fair value and presentation in our condensed consolidated balance sheets of our outstanding derivatives including those designated as hedging instruments:

(In millions)	Balance Sheet Location	Fair Value As of September 30, 2015
Hedging Instruments:
Asset derivatives	Other current assets	$54.1
	Investments and other assets	$5.6
Liability derivatives	Accrued expenses and other	$17.6
	Other long-term liabilities	$8.5
Other Derivatives:
Asset derivatives	Other current assets	$1.7
Liability derivatives	Accrued expenses and other	$5.2

(In millions)	Balance Sheet Location	Fair Value As of December 31, 2014
Hedging Instruments:
Asset derivatives	Other current assets	$69.5
	Investments and other assets	$1.9
Other Derivatives:
Asset derivatives	Other current assets	$1.3
Liability derivatives	Accrued expenses and other	$5.4
9.    Property, Plant and Equipment
Property, plant and equipment are recorded at cost, net of accumulated depreciation. Accumulated depreciation on property, plant and equipment was $1,320.5 million and $1,186.4 million as of September 30, 2015 and December 31, 2014, respectively.
Research Triangle Park Facility Purchase
On August 24, 2015, we purchased from Eisai, Inc. (Eisai) its drug product manufacturing facility and supporting infrastructure in Research Triangle Park (RTP), North Carolina for $104.8 million. The purchase price consisted of the following:

(In millions)
Buildings	$58.6
Machinery and equipment	25.9
Land	20.3
Total purchase price	$104.8
On August 24, 2015, we also amended our existing 10 year lease related to Eisai's oral solid dose products manufacturing facility in RTP, North Carolina where we manufacture our and Eisai's oral solid dose products. As amended, the lease provides for a 3 year term and our agreement to purchase the facility upon expiration of the lease term and Eisai's completion of certain activities. Accordingly, we recorded the assets along with a corresponding financing obligation on our condensed consolidated balance sheet for $20.3 million, the net present value of the future minimum lease payments. The assets were recorded as a component of buildings and machinery and equipment. We expect to complete the purchase of the oral solid products manufacturing facility at the end of the lease term in the third quarter of 2018.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

10.    Indebtedness
2015 Senior Notes
On September 15, 2015, we issued senior unsecured notes for an aggregate principal amount of $6.0 billion, consisting of the following:

•	$1.5 billion of 2.90% Senior Notes due September 15, 2020, valued at 99.792% of par;

•	$1.0 billion of 3.625% Senior Notes due September 15, 2022, valued at 99.920% of par;

•	$1.75 billion of 4.05% Senior Notes due September 15, 2025, valued at 99.764% of par; and

•	$1.75 billion of 5.20% Senior Notes due September 15, 2045, valued at 99.294% of par.
These notes are senior unsecured obligations and may be redeemed at our option at the greater of (1) 100% of the principal amount plus accrued and unpaid interest or (2) the sum of the present values of the remaining scheduled payments of interest and principal discounted to the date of redemption on a semi-annual basis at the treasury rate plus an incremental margin, plus, in either case, accrued and unpaid interest. The notes also contain a change of control provision that may require us to purchase the notes at a price equal to 101% of the principal amount plus accrued and unpaid interest to the date of purchase under certain circumstances.
The costs associated with this offering of approximately $47.5 million have been recorded as a reduction to the carrying amount of the debt on our condensed consolidated balance sheet. These costs will be amortized as additional interest expense using the effective interest rate method over the period from issuance through maturity. The discounts will be amortized as additional interest expense over the period from issuance through maturity using the effective interest rate method. Interest on the notes is payable March 15 and September 15 of each year.
Additionally, in connection with this offering, we entered into interest rate swaps. The carrying value of the 2.90% Senior Notes includes approximately $5.6 million related to changes in the fair value of the interest rate swaps. For additional information, please read Note 8, Derivative Instruments, to these condensed consolidated financial statements.
Credit Facility
In August 2015, we entered into a $1.0 billion senior unsecured revolving credit facility, under which we are permitted to draw funds for working capital and general corporate purposes for 5 years. The terms of the revolving credit facility include a financial covenant that requires us not to exceed a maximum consolidated leverage ratio. As of September 30, 2015, we had no outstanding borrowings and were in compliance with all covenants under this facility.
11.    Equity
Total equity as of September 30, 2015 decreased $247.1 million compared to December 31, 2014. Significant changes were as follows:

•	Additional paid in capital was reduced by share repurchases of $2,998.2 million, as described below, and activity under our share-based compensation arrangements totaling $144.4 million;

•	Other comprehensive losses of $97.9 million; and

•	Net income attributable to Biogen Inc. of $2,715.4 million.
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

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

During the nine months ended September 30, 2015, we repurchased and retired approximately 9.7 million shares of common stock at a cost of $2,998.2 million under our 2015 Share Repurchase Program, which had the effect of reducing additional paid in capital by a similar amount. We did not repurchase any shares of common stock under our 2011 Share Repurchase Program. During the nine months ended September 30, 2014, we purchased approximately 1.2 million shares of common stock at a cost of $360.0 million under our 2011 Share Repurchase Program. As of September 30, 2015, additional paid in capital totaled approximately $1,342.4 million.
Noncontrolling Interests
The following table reconciles equity attributable to noncontrolling interests (NCI):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In millions)	2015	2014	2015	2014
NCI, beginning of period	$0.4	$3.9	$5.0	$0.6
Net income (loss) attributable to NCI, net of tax	53.9	(0.7)	49.1	7.7
Fair value of net assets and liabilities acquired and assigned to NCI	0.2	—	0.1	4.0
Distribution to NCI	(60.0)	—	(60.0)	(9.1)
Translation adjustment and other	(0.3)	—	—	—
NCI, end of period	$(5.8)	$3.2	$(5.8)	$3.2
For the three and nine months ended September 30, 2015, net income (loss) attributable to NCI, net of tax, was related to a $60.0 million milestone payment made to Neurimmune SubOne AG. For additional information, please read Note 17, Investments in Variable Interest Entities, to these condensed consolidated financial statements.
12.    Accumulated Other Comprehensive Income (Loss)
The following table summarizes the changes in accumulated other comprehensive income (loss), net of tax by component:

(In millions)	Unrealized Gains (Losses) on Securities Available for Sale	Unrealized Gains (Losses) on Cash Flow Hedges	Unfunded Status of Postretirement Benefit Plans	Translation Adjustments	Total
Balance, as of December 31, 2014	$(0.4)	$71.7	$(31.6)	$(99.2)	$(59.5)
Other comprehensive income (loss) before reclassifications	(2.2)	78.6	4.6	(61.3)	19.7
Amounts reclassified from accumulated other comprehensive income (loss)	1.0	(118.7)	—	—	(117.7)
Net current period other comprehensive income (loss)	(1.2)	(40.1)	4.6	(61.3)	(97.9)
Balance, as of September 30, 2015	$(1.6)	$31.6	$(27.0)	$(160.5)	$(157.4)

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

(In millions)	Unrealized Gains (Losses) on Securities Available for Sale	Unrealized Gains (Losses) on Cash Flow Hedges	Unfunded Status of Postretirement Benefit Plans	Translation Adjustments	Total
Balance, as of December 31, 2013	$5.6	$(23.7)	$(19.6)	$10.0	$(27.7)
Other comprehensive income (loss) before reclassifications	1.4	57.5	1.3	(71.2)	(11.0)
Amounts reclassified from accumulated other comprehensive income (loss)	(6.5)	7.3	—	—	0.8
Net current period other comprehensive income (loss)	(5.1)	64.8	1.3	(71.2)	(10.2)
Balance, as of September 30, 2014	$0.5	$41.1	$(18.3)	$(61.2)	$(38.0)
The following table summarizes the amounts reclassified from accumulated other comprehensive income:

(In millions)	Income Statement Location	Amounts Reclassified from Accumulated Other Comprehensive Income
		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
		2015	2014	2015	2014
Gains (losses) on securities available for sale	Other income (expense)	$(1.3)	$(0.1)	$(1.6)	$10.1
	Income tax benefit (expense)	0.5	—	0.6	(3.6)

Gains (losses) on cash flow hedges	Revenues	43.9	2.9	119.3	(7.1)
	Other income (expense)	—	—	—	—
	Income tax benefit (expense)	(0.2)	(0.1)	(0.6)	(0.2)

Total reclassifications, net of tax		$42.9	$2.7	$117.7	$(0.8)
13.    Earnings per Share
Basic and diluted earnings per share are calculated as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In millions)	2015	2014	2015	2014
Numerator:
Net income attributable to Biogen Inc.	$965.6	$856.9	$2,715.4	$2,051.3
Denominator:
Weighted average number of common shares outstanding	232.2	236.2	234.1	236.6
Effect of dilutive securities:
Stock options and employee stock purchase plan	0.1	0.1	0.1	0.1
Time-vested restricted stock units	0.2	0.5	0.3	0.5
Market stock units	0.1	0.2	0.2	0.2
Dilutive potential common shares	0.4	0.8	0.6	0.8
Shares used in calculating diluted earnings per share	232.6	237.0	234.7	237.4

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

Amounts excluded from the calculation of net income per diluted share because their effects were anti-dilutive were not significant.
14.     Share-based Payments
Share-based Compensation Expense
The following table summarizes share-based compensation expense included in our condensed consolidated statements of income:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In millions)	2015	2014	2015	2014
Research and development	$10.8	$24.2	$68.3	$78.1
Selling, general and administrative	17.5	34.7	99.3	115.5
Subtotal	28.3	58.9	167.6	193.6
Capitalized share-based compensation costs	(2.8)	(2.3)	(8.4)	(7.5)
Share-based compensation expense included in total cost and expenses	25.5	56.6	159.2	186.1
Income tax effect	(6.4)	(16.6)	(46.0)	(55.4)
Share-based compensation expense included in net income attributable to Biogen Inc.	$19.1	$40.0	$113.2	$130.7
The following table summarizes share-based compensation expense associated with each of our share-based compensation programs:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In millions)	2015	2014	2015	2014
Market stock units	$7.3	$7.1	$33.4	30.2
Time-vested restricted stock units	30.4	28.2	94.1	86.6
Cash settled performance units	(9.5)	15.2	17.5	50.6
Performance units	(2.8)	5.7	11.6	16.0
Employee stock purchase plan	2.9	2.7	11.0	10.2
Subtotal	28.3	58.9	167.6	193.6
Capitalized share-based compensation costs	(2.8)	(2.3)	(8.4)	(7.5)
Share-based compensation expense included in total cost and expenses	$25.5	$56.6	$159.2	$186.1
We estimate the fair value of our obligations associated with our performance and cash settled performance units at the end of each reporting period through expected settlement. Cumulative adjustments to these obligations are recorded each quarter to reflect changes in the stock price and estimated outcome of the performance-related conditions.
Grants Under Share-based Compensation Plans
The following table summarizes our equity grants to employees, officers and directors under our current stock plans:

	For the Nine Months Ended September 30,
	2015	2014
Market stock units	181,000	236,000
Cash settled performance shares	115,000	182,000
Performance units	89,000	57,000
Time-vested restricted stock units	393,000	437,000

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

Employee Stock Purchase Plan (ESPP)
In June 2015, our stockholders approved the Biogen Inc. 2015 Employee Stock Purchase Plan (ESPP). The ESPP, which became effective on July 1, 2015, replaced the Biogen Idec Inc. 1995 ESPP (1995 ESPP), which expired on June 30, 2015. The maximum aggregate number of shares of our common stock that may be purchased under the ESPP is 6,200,000.
For the nine months ended September 30, 2015, approximately 98,000 and 43,000 shares were issued under our 1995 ESPP and 2015 ESPP, respectively, compared to approximately 150,000 shares issued under our 1995 ESPP in the prior year comparative period.
15.    Income Taxes
A reconciliation between the U.S. federal statutory tax rate and our effective tax rate is summarized as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Statutory rate	35.0%	35.0%	35.0%	35.0%
State taxes	1.2	1.2	0.5	1.2
Taxes on foreign earnings	(10.7)	(9.3)	(10.1)	(8.9)
Credits and net operating loss utilization	(1.1)	(0.6)	(0.9)	(0.8)
Purchased intangible assets	1.5	0.7	1.2	1.1
Manufacturing deduction	(2.1)	(2.0)	(2.0)	(1.9)
Other permanent items	0.5	0.4	0.6	0.4
Other	—	(1.2)	0.3	(0.3)
Effective tax rate	24.3%	24.2%	24.6%	25.8%
For the three and nine months ended September 30, 2015, compared to the same periods in 2014, our effective tax rate benefited from lower anticipated taxes on foreign earnings. Our effective tax rate for the comparative nine month periods also reflects a benefit, described below, resulting from the remeasurement of one of our uncertain tax positions.
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
In March 2015, we received a final assessment from the Danish Tax Authority (SKAT) for fiscal 2009, regarding withholding taxes and the treatment of certain intercompany transactions involving our Danish affiliate and another of our affiliates. The audits of our tax filings for 2010 through 2013 are not completed but have been prepared in a manner consistent with prior filings, with similar transactions, which may result in an assessment for those years. The total amount assessed for 2009 is $49.3 million, including interest. For all periods potentially under dispute, we believe that positions taken in our tax filings are valid and we are contesting the assessment vigorously.
Federal Uncertain Tax Positions
During the nine months ended September 30, 2015, the net effect of adjustments to our uncertain tax positions was a net benefit of approximately $24.0 million primarily related to the state impact of a federal uncertain tax item. It is reasonably possible that we will adjust the value of our uncertain tax positions related to our unconsolidated joint business and certain transfer pricing issues as we receive additional information from various taxing authorities, including reaching settlements with the authorities. In addition, the Internal Revenue Service (IRS) and other national tax authorities routinely examine our intercompany transfer pricing with respect to intellectual property related transactions and it is possible that they may disagree with one or more positions we have taken with respect to such valuations.

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
16.    Other Consolidated Financial Statement Detail
Other Income (Expense), Net
Components of other income (expense), net, are summarized as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In millions)	2015	2014	2015	2014
Interest income	$5.4	$3.6	$13.0	$8.7
Interest expense	(15.6)	(7.4)	(28.1)	(22.1)
Gain (loss) on investments, net	1.1	(3.1)	(0.3)	13.5
Foreign exchange gains (losses), net	(4.3)	(4.8)	(18.8)	(9.5)
Other, net	(2.0)	(4.6)	(7.1)	(7.6)
Total other income (expense), net	$(15.4)	$(16.3)	$(41.3)	$(17.0)
Accrued Expenses and Other
Accrued expenses and other consists of the following:

(In millions)	As of September 30, 2015	As of December 31, 2014
Current portion of contingent consideration obligations	$479.5	$265.5
Revenue-related rebates	462.7	359.2
Employee compensation and benefits	214.2	393.8
Royalties and licensing fees	154.9	172.4
Deferred revenue	58.4	120.9
Other	549.2	507.5
Total accrued expenses and other	$1,918.9	$1,819.3
Other Long-Term Liabilities
Other long-term liabilities consist of the following:

(In millions)	As of September 30, 2015	As of December 31, 2014
Contingent consideration obligations	$301.9	$200.0
Employee compensation and benefits	218.4	200.7
Other	341.1	249.4
Total other long-term liabilities	$861.4	$650.1
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

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

In June 2014, AIFA eliminated the reimbursement limit from February 2013 going forward. As a result, in June 2014, we recognized $53.5 million of TYSABRI revenues related to the periods beginning February 2013 that were previously deferred. AIFA and Biogen Italia SRL continue to discuss a possible resolution for the period between February 2009 and January 2013. We have approximately EUR75 million recorded as accrued expenses and deferred revenue in our long-term liabilities in our condensed consolidated balance sheets for this matter.
For additional information relating to our agreement with AIFA relating to sales of TYSABRI in Italy, please read Note 4, Accounts Receivable to our consolidated financial statements included in our 2014 Form 10-K.
17.    Investments in Variable Interest Entities
Consolidated Variable Interest Entities
Our condensed consolidated financial statements include the financial results of variable interest entities in which we are the primary beneficiary.
Neurimmune SubOne AG
In 2007, we entered into a collaboration agreement with Neurimmune SubOne AG (Neurimmune), a subsidiary of Neurimmune AG, for the development and commercialization of antibodies for the treatment of Alzheimer’s disease. Neurimmune conducts research to identify potential therapeutic antibodies and we are responsible for the development, manufacturing and commercialization of all products. Our anti-amyloid beta antibody, aducanumab (BIIB037), for the treatment of Alzheimer’s disease resulted from this collaboration. In September 2015, we announced that the first patient had been enrolled in a Phase 3 trial for aducanumab, which triggered a $60.0 million milestone payment due to Neurimmune. As we consolidate the financial results of Neurimmune, we recognized this payment as a charge to noncontrolling interest in the third quarter of 2015. Based upon our current development plans, we may pay Neurimmune up to $275.0 million in remaining milestone payments. We may also pay royalties in the low-to-mid-teens on sales of any resulting commercial products.
Amounts that are incurred by Neurimmune for research and development expenses in support of the collaboration that we reimburse are reflected in research and development expense in our condensed consolidated statements of income. Future milestone payments, if any, will be reflected in our condensed consolidated statements of income as a charge to noncontrolling interest, net of tax, when such milestones are achieved.
For the three and nine months ended September 30, 2015, the collaboration incurred expenses totaling $39.7 million and $87.5 million, respectively, which is included in total costs and expenses in our condensed consolidated statements of income, as compared to $7.4 million and $29.1 million, respectively, in the prior year comparative periods.
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
As of September 30, 2015 and December 31, 2014, the total carrying value of our investments in biotechnology companies totaled $10.7 million and $7.9 million, respectively. Our maximum exposure to losses related to these variable interest entities is limited to the carrying value of our investments.
We have entered into research collaboration agreements with certain variable interest entities where we are required to fund certain development activities. These development activities are included in research and development expense in our condensed consolidated statements of income, as they are incurred. We have provided no financing to these variable interest entities other than previously contractually required amounts.
For additional information related to our investments in variable interest entities, please read Note 19, Investments in Variable Interest Entities to our consolidated financial statements included in our 2014 Form 10-K.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

18.    Collaborative and Other Relationships
Mitsubishi Tanabe Pharma Corporation
On September 9, 2015, we announced an agreement with Mitsubishi Tanabe Pharma Corporation (MTPC) to exclusively license MT-1303, a late stage experimental medicine with potential in multiple autoimmune indications. MT-1303 is an oral compound that targets the sphingosine 1-phosphate (S1P) receptor. Under the terms of the agreement, we will receive worldwide rights to MT-1303, excluding Asia. We will be responsible for global commercialization and development costs except for costs related to the Asian territories, which are the responsibility of MTPC. The transaction is subject to customary closing conditions, including the expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 in the United States, and is expected to close in the fourth quarter of 2015.
Upon closing, we will pay MTPC an upfront payment of $60.0 million and in the future may pay up to approximately $484.0 million in milestone payments for multiple indications and territories, along with average royalties in the mid-teen to high-teen percentages of annual net sales. We will record the $60.0 million upfront payment as research and development expense in our condensed consolidated statements of income when the agreement closes. MTPC has the right to participate in our global clinical trials related to MT-1303 and has an option to co-promote non-MS indications in the U.S.
Applied Genetic Technologies Corporation
On July 2, 2015, we announced a collaboration and license agreement to develop gene-based therapies for multiple ophthalmic diseases with Applied Genetic Technologies Corporation (AGTC). The collaboration will focus on the development of a portfolio of AGTC’s therapeutic programs, including both a clinical stage candidate for X-linked Retinoschisis (XLRS) and a pre-clinical candidate for the treatment of X-Linked Retinitis Pigmentosa (XLRP). The agreement also includes options for early stage discovery programs in two ophthalmic diseases and one non-ophthalmic condition, as well as an equity investment in AGTC.
During the third quarter of 2015, the collaboration became effective and we made an upfront payment of $124.0 million, which included a $30.0 million equity investment in AGTC, prepaid research and development expenditures of $58.4 million and total licensing and other fees of $35.6 million. The $58.4 million of prepaid research and development expenditures were recorded in investments and other assets in our condensed consolidated balance sheets and will be expensed as the services are provided. During the three months ended September 30, 2015, we recorded $56.8 million as research and development expense associated with AGTC in our condensed consolidated statements of income, including the $35.6 million total licensing and other fees, $8.7 million in research and development services, a $7.5 million premium on our equity investment and a $5.0 million clinical development milestones related to XLRS.
AGTC is eligible to receive milestone payments aggregating in excess of $1.0 billion, which includes up to $472.5 million collectively for the two lead programs and up to up to $592.5 million across the discovery programs. AGTC is also eligible to receive royalties in the mid-single digit to mid-teen percentages of annual net sales.
We were granted worldwide commercialization rights for the XLRS and XLRP programs. AGTC has an option to share development costs and profits after the initial clinical trial data are available, and an option to co-promote the second of these products to be approved in the U.S. AGTC will lead the clinical development programs of XLRS through product approval and of XLRP through the completion of first-in-human trials. We will support the clinical development costs, subject to certain conditions, following the first-in-human study for XLRS and IND-enabling studies for XLRP. Under the manufacturing license, we have received an exclusive license to use AGTC’s proprietary technology platform to make AAV vectors for up to six genes, three of which are in AGTC’s discretion, in exchange for payment of milestones and royalties.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

Swedish Orphan Biovitrum AB
On July 16, 2015, Swedish Orphan Biovitrum AB (Sobi) exercised its option to assume development and commercialization of ALPROLIX in Europe, Russia, Turkey and certain markets in the Middle East and paid us $10.0 million, which will be held in escrow pending E.U. regulatory approval.
We collaborate with Sobi to jointly develop and commercialize Factor VIII and Factor IX hemophilia products, including ELOCTATE and ALPROLIX. For more information about our agreement with Sobi, please read Note 20, Collaborative and Other Relationships to our consolidated financial statements included in our 2014 Form 10-K.
Samsung Bioepis
Joint Venture Agreement
In February 2012, we entered into a joint venture agreement with Samsung BioLogics Co. Ltd. (Samsung Biologics), establishing an entity, Samsung Bioepis, to develop, manufacture and market biosimilar pharmaceuticals. Samsung Biologics contributed 280.5 billion South Korean won (approximately $250.0 million) for an 85% stake in Samsung Bioepis and we contributed approximately 49.5 billion South Korean won (approximately $45.0 million) for the remaining 15% ownership interest. Under the joint venture agreement, we have no obligation to provide any additional funding and our ownership interest may be diluted due to financings in which we do not participate. As of September 30, 2015, our ownership interest is approximately 10%, which reflects our additional contribution of 6.3 billion South Korean won (approximately $5.7 million) in the first quarter of 2015 and the effect of additional equity financings in which we did not participate. We maintain an option to purchase additional stock in Samsung Bioepis that would allow us to increase our ownership percentage up to 49.9%. The exercise of this option is within our control and is based on paying for 49.9% of the total investment made by Samsung Biologics into Samsung Bioepis in excess of what we have already contributed under the agreement plus a rate that will represent their return on capital.
As of September 30, 2015 and December 31, 2014, the carrying value of our investment in Samsung Bioepis totaled 0.0 billion and 9.1 billion South Korean won (approximately $0.0 million and $8.6 million), respectively, which is classified as a component of investments and other assets in our condensed consolidated balance sheets. Based on our level of influence over Samsung Bioepis, we account for this investment under the equity method of accounting and we recognize our share of the results of operations related to our investment in Samsung Bioepis one quarter in arrears when the results of the entity become available, which is reflected as equity in loss of investee, net of tax in our condensed consolidated statements of income. During the three and nine months ended September 30, 2015, we recognized a loss on our investment of $6.8 million and $12.5 million, respectively, as compared to $5.4 million and $14.9 million, respectively, in the prior year comparative periods. During the three months ended September 30, 2015, our share of losses exceeded the carrying value of our investment. We will suspend recognizing additional losses.
Commercial Agreement
On December 17, 2013, pursuant to our rights under the joint venture agreement with Samsung Biologics, we entered into an agreement with Samsung Bioepis to commercialize anti-tumor necrosis factor (TNF) biosimilar product candidates in Europe and, in the case of one anti-TNF biosimilar candidate, Japan. Under the terms of this agreement, we have paid $46.0 million, which has been recorded as a research and development expense in our condensed consolidated statements of income as the programs they relate to have not achieved regulatory approval. Samsung Bioepis is eligible to receive an additional $75.0 million in additional milestones related to regulatory approval of the product candidates. Upon commercialization, there will be a 50% profit share with Samsung Bioepis.
Other Services
Simultaneous with the formation of Samsung Bioepis, we also entered into a license agreement, a technical development services agreement and a manufacturing agreement with Samsung Bioepis. For the three and nine months ended September 30, 2015, we recognized $10.9 million and $47.0 million, respectively, in other revenues in relation to these services, as compared to $21.3 million and $57.8 million, respectively, in the prior year comparative periods.
For additional information related to our other significant collaboration arrangements, please read Note 20, Collaborative and Other Relationships to our consolidated financial statements included in our 2014 Form 10-K.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

19.    Litigation
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

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

Securities Litigation
On August 18, 2015, Nicole Tehrani filed an action in the U.S. District Court for the District of Massachusetts against Biogen, our Chief Executive Officer, George A. Scangos, and our Chief Financial Officer, Paul J. Clancy, alleging federal securities law violations under 15 U.S.C. §78j(b) and §78t(a) and 17 C.F.R. §240.10b-5. The plaintiff seeks declaration of the action as a class action, certification of the plaintiff as a representative of the class and her counsel as class counsel, and an award to the plaintiff and the class of damages, interest, and attorneys' fees. We have not formed an opinion that an unfavorable outcome is either “probable” or “remote” and are unable to estimate the magnitude or range of any potential loss.
Patent Matter relating to ALPROLIX
In September 2015, Pfizer proposed that we discuss taking a license to its U.S. Patent No. 8,603,777 (Expression of Factor VII and IX Activities in Mammalian Cells) and pay royalties on sales of ALPROLIX. We have not formed an opinion that an unfavorable outcome is either “probable” or “remote” and are unable to estimate the magnitude or range of any potential loss.
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
During the nine months ended September 30, 2015, we paid $550.0 million in contingent payments as we reached the $4.0 billion and $5.0 billion cumulative sales levels related to the Fumapharm Products in the fourth quarter of 2014 and second quarter of 2015, respectively, and accrued $300.0 million upon reaching $6.0 billion in total cumulative sales of Fumapharm Products in the third quarter of 2015.
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
Solothurn, Switzerland Facility
On June 30, 2015, we signed an agreement to purchase land in Solothurn, Switzerland for 65.1 million Swiss Francs. The contract also includes certain environmental remediation costs. Our obligation to purchase the land is subject to customary closing conditions and a condition that no material adverse changes in our business, such as a decision to discontinue our aducanumab program, have occurred during the period.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

21.    Subsequent Events
Restructuring
On October 21, 2015, we announced a corporate restructuring, which includes the termination of a number of pipeline programs and an 11% reduction in workforce.
We expect to incur a charge related to these restructuring activities in the range of $85 million to $95 million. We anticipate making cash payments in the range of $115 million to $120 million, which includes amounts related to previously accrued incentive compensation. Substantially all of these amounts will be incurred and paid by the end of 2015.

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
Executive Summary
Introduction
Biogen is a global biopharmaceutical company focused on discovering, developing, manufacturing and delivering therapies for neurological, autoimmune and hematologic disorders. Our marketed products include TECFIDERA, AVONEX, PLEGRIDY, TYSABRI, and FAMPYRA for the treatment of multiple sclerosis (MS), ALPROLIX for the treatment of hemophilia B, ELOCTATE for the treatment of hemophilia A and FUMADERM for the treatment of severe plaque psoriasis. We also generate revenue from our collaboration with Genentech, Inc. (Genentech), a wholly-owned member of the Roche Group, with respect to RITUXAN for the treatment of non-Hodgkin’s lymphoma, chronic lymphocytic leukemia (CLL) and other conditions, and share profits and losses with Genentech for GAZYVA, which is approved for the treatment of CLL.
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

Restructuring
On October 21, 2015, we announced a corporate restructuring, which includes the termination of a number of pipeline programs and an 11% reduction in workforce. These changes are expected to reduce the current annual run rate of operating expenses by approximately $250 million.
We expect to reinvest the savings resulting from the restructuring to support key commercial activities, including TECFIDERA, and to support the advancement of our high potential pipeline candidates, including our programs in Alzheimer’s disease, anti-LINGO for MS, ISIS-SMNRx for spinal muscular atrophy (SMA), Raxatrigine (CNV1014802) for trigeminal neuralgia, and subject to the closing of our transaction with Mitsubishi Tanabe Pharma, indications for MT-1303, an oral S1P modulator. We also have discontinued several programs, including our Phase 3 program for TECFIDERA in secondary progressive MS (SPMS), the development of anti-TWEAK in lupus nephritis, and certain activities in immunology and fibrosis research.
We expect to incur a charge related to these restructuring activities in the range of $85 million to $95 million. We anticipate making cash payments in the range of $115 million to $120 million, which includes amounts related to previously accrued incentive compensation. Substantially all of these amounts will be incurred and paid by the end of 2015.

Financial Highlights
For the three months ended September 30, 2015, diluted earnings per share attributable to Biogen Inc. was $4.15, as compared to $3.62 in the prior year comparative period.
As described below under “Results of Operations,” our operating results for the three months ended September 30, 2015 reflect the following:

•	Total revenues totaled $2,777.9 million in the third quarter of 2015, representing an increase of 10.6% over the same period in 2014.

•
Product revenues, net totaled $2,391.7 million in the third quarter of 2015, representing an increase of 13.0% over the same period in 2014. This increase was driven by a 19.1% increase in worldwide TECFIDERA revenues as well as revenue increases from PLEGRIDY, ALPROLIX and ELOCTATE, which are recent product additions, partially offset by a decrease in worldwide AVONEX and TYSABRI revenues.

•
Our share of RITUXAN and GAZYVA operating profits totaled $337.2 million in the third quarter of 2015, representing an increase of 16.0% over the same period in 2014. This increase was due in part to the prior year recognition of additional Branded Pharmaceutical Drug (BPD) fee expense.

•
Other revenues totaled $49.0 million in the third quarter of 2015, representing a decrease of 52.6% from the same period in 2014. This decrease was driven by an 86.6% decrease in royalty revenue primarily due to the expiration of U.S. patent rights that gave rise to royalty payments related to ANGIOMAX, partially offset by a 10.3% increase in corporate partner revenue.

•
Total cost and expenses totaled $1,406.0 million in the third quarter of 2015, representing an increase of 3.1% compared to the same period in 2014. This increase was driven by a 24.6% increase in research and development expense, partially offset by a 19.9% decrease in the amortization of acquired intangible assets, a 16.2% decrease in selling, general and administrative expense and a decrease in the gain on fair value remeasurement of contingent consideration. In addition, total costs and expenses in the third quarter of 2015, compared to the same period in 2014, were lower due to foreign currency translation totaling $40.4 million.

We generated $2,675.7 million of net cash flows from operations for the nine months ended September 30, 2015, which were primarily driven by earnings. Cash, cash equivalents and marketable securities totaled approximately $7,789.9 million as of September 30, 2015.
During the nine months ended September 30, 2015, we repurchased and retired approximately 9.7 million shares of common stock at a cost of $2,998.2 million under our share repurchase programs.
On September 15, 2015, we issued senior unsecured notes for an aggregate principal amount of $6.0 billion.
Acquisitions
On February 12, 2015, we completed our acquisition of all of the outstanding stock of Convergence Pharmaceuticals (Convergence), a clinical-stage biopharmaceutical company with a focus on developing product candidates for neuropathic pain. For additional information related to this transaction, please read Note 2, Acquisitions to our condensed consolidated financial statements included in this report.

Business Environment
The biopharmaceutical industry and the markets in which we operate are intensely competitive. Many of our competitors are working to develop or have commercialized products similar to those we market or are developing. In addition, the commercialization of certain of our own approved MS products, products of our collaborators and pipeline product candidates may negatively impact future sales of our existing MS products. Our products may also face increased competitive pressures from the introduction of generic versions, related prodrug derivatives or biosimilars of existing products and other technologies, such as gene therapies. For additional information related to competition risk that could negatively impact our products, please read the “Risk Factors” section of this report.
Key Pipeline and Product Developments
ELOCTATE
In September 2015, we and Swedish Orphan Biovitrum AB (Sobi) received a positive recommendation from the EMA’s Committee for Medicinal Products for Human Use (CHMP) for the marketing authorization of ELOCTA, the approved trade name for ELOCTATE in the E.U., for the treatment of hemophilia A. The CHMP's recommendation was referred to the European Commission, which grants marketing authorizations for medicines in the E.U.
ALPROLIX
In February 2015, we and Sobi announced positive top-line results of the Kids B-LONG Phase 3 clinical study that evaluated the safety, efficacy and pharmacokinetics of ALPROLIX in children under age 12 with severe hemophilia B. This data was required as part of our Marketing Authorization Application (MAA) for ALPROLIX for the treatment of hemophilia B in the E.U., which was submitted to the European Medicines Agency (EMA). The EMA validated our MAA for ALPROLIX in June 2015.
ZINBRYTA
In March 2015, the EMA validated our MAA for ZINBRYTA for the treatment of relapsing forms of MS in the E.U.
In April 2015, the U.S. Food and Drug Administration (FDA) accepted our Biologics License Application for ZINBRYTA for the treatment of relapsing forms of MS in the U.S.

We collaborate with AbbVie Biotherapeutics, Inc. (AbbVie) on the development and commercialization of ZINBRYTA. For additional information about this collaboration, please read Note 20, Collaborative and Other Relationships to our consolidated financial statements included in our 2014 Form 10-K.
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
In September 2015, we enrolled our first patient in our two global Phase 3 studies, ENGAGE and EMERGE, to assess the efficacy and safety of aducanumab in people with early Alzheimer's disease and triggered a $60.0 million milestone payment due to Neurimmune SubOne AG (Neurimmune). We also received FDA agreement on a special protocol assessment on the aducanumab Phase 3 studies.
Anti-LINGO
In January 2015, we announced positive top-line results from the Phase 2 acute optic neuritis RENEW trial in which treatment with anti-LINGO-1 showed evidence of biological repair of the visual system. Anti-LINGO-1 demonstrated an improvement in the study’s primary endpoint, recovery of optic nerve latency (time for a signal to travel from the retina to the visual cortex) relative to placebo. The study showed no effect on secondary endpoints, including change in thickness of the retinal layers (optic nerve neurons and axons) and visual function. Anti-LINGO-1 is also being studied in people with MS through a Phase 2 study, SYNERGY.
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
In September 2015, the Roche Group announced positive results from a Phase 3 study evaluating ocrelizumab in people with primary progressive MS. Treatment with ocrelizumab significantly reduced the progression of clinical disability compared with placebo, as measured by the Expanded Disability Status Scale.
The Roche Group plans to submit the data for review to regulatory authorities in early 2016.
Genentech, a wholly-owned member of the Roche Group, is solely responsible for development and commercialization of ocrelizumab. If approved for commercial sale by the FDA, we will receive tiered royalties between 13.5% and 24% on U.S. net sales. There will be a 50% reduction to these royalties if a biosimilar to ocrelizumab is approved in the U.S. In addition, we will receive a 3% royalty on worldwide net sales of ocrelizumab outside the U.S.
ISIS-SMNRx
In June 2015, Isis Pharmaceuticals, Inc. (Isis) announced additional data from two Phase 2 studies of ISIS-SMNRx for the treatment of spinal muscular atrophy in infants and children. There are two Phase 3 studies that are active and currently enrolling patients.

Biosimilars
In January 2015, the EMA validated and accepted Samsung Bioepis’ MAA for BENEPALI, its etanercept biosimilar candidate. In September 2015, Samsung Bioepis announced that its etanercept biosimilar candidate received regulatory approval for the treatment of rheumatoid arthritis, psoriatic arthritis, axial spondyloarthritis and psoriasis from the South Korean regulatory authority. In South Korea, etanercept will be marketed as BRENZYS. BRENZYS is expected to launch by the end of this year or early next year.
In March 2015, the EMA validated and accepted Samsung Bioepis’ MAA for FLIXABI, its infliximab biosimilar candidate.
TYSABRI
In July 2015, the results of our Phase 2 trial investigating TYSABRI in acute ischemic stroke did not demonstrate an impact on change in infarct volume, the primary endpoint. However, exploratory clinical endpoints suggested that TYSABRI did have a beneficial impact on patient functional deficits.
In October 2015, we announced the top-line results from the Phase 3 ASCEND study evaluating TYSABRI in SPMS. The study did not achieve its primary and secondary endpoints. Based on these results, we have discontinued development of TYSABRI in SPMS.
Neublastin
In June 2015, the results of our Phase 2 trial investigating Neublastin in neuropathic pain did not meet its primary endpoint or its efficacy criteria. Based on these results, we have discontinued development of Neublastin in neuropathic pain.
Anti-TWEAK
In September 2015, the results of our interim Phase 2 efficacy results for the development of Anti-TWEAK in lupus nephritis failed to meet the target product profile. Based on these results, we have discontinued development of anti-TWEAK in lupus nephritis.

Results of Operations
Revenues
Revenues are summarized as follows:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
(In millions, except percentages)	2015		2014		2015		2014
Product revenues:
United States	$1,721.5	62.0%	$1,442.5	57.4%	$4,820.6	60.8%	$3,956.0	56.0%
Rest of world	670.2	24.1%	674.8	26.9%	1,942.0	24.5%	1,960.4	27.8%
Total product revenues	2,391.7	86.1%	2,117.3	84.3%	6,762.6	85.3%	5,916.4	83.8%
Unconsolidated joint business	337.2	12.1%	290.7	11.6%	1,005.3	12.7%	890.9	12.6%
Other revenues	49.0	1.8%	103.4	4.1%	156.6	2.0%	255.3	3.6%
Total revenues	$2,777.9	100.0%	$2,511.4	100.0%	$7,924.5	100.0%	$7,062.6	100.0%
Product Revenues
Product revenues are summarized as follows:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
(In millions, except percentages)	2015		2014		2015		2014
Multiple Sclerosis:
TECFIDERA	$937.4	39.2%	$787.1	37.2%	$2,645.6	39.1%	$1,993.2	33.7%
Interferon	784.8	32.8%	745.2	35.2%	2,229.0	33.0%	2,280.5	38.5%
TYSABRI	479.7	20.1%	501.2	23.7%	1,405.4	20.8%	1,475.6	24.9%
FAMPYRA	21.0	0.9%	20.4	1.0%	62.1	0.9%	61.7	1.0%
Hemophilia:
ALPROLIX	65.7	2.7%	25.3	1.2%	163.2	2.4%	35.7	0.6%
ELOCTATE	90.6	3.8%	21.6	1.0%	218.5	3.2%	21.6	0.4%
Other	12.5	0.5%	16.5	0.8%	38.8	0.6%	48.1	0.8%
Total product revenues	$2,391.7	100.0%	$2,117.3	100.0%	$6,762.6	100.0%	$5,916.4	100.0%

Multiple Sclerosis (MS)
TECFIDERA
For the three and nine months ended September 30, 2015, compared to the same periods in 2014, the increase in U.S. TECFIDERA revenues was primarily due to increases in unit sales volume of 8% and 18%, respectively, as TECFIDERA penetrated the U.S. market, and increases in price.
For the three and nine months ended September 30, 2015, compared to the same periods in 2014, the increase in rest of world TECFIDERA revenues was primarily due to increases in unit sales volume in existing markets and in additional markets as we continue to launch the product and expand our presence around the world. These increases were partially offset by pricing reductions in Germany as described below.
Rest of world TECFIDERA revenues for the three and nine months ended September 30, 2015, compared to the same periods in 2014, were negatively impacted by foreign currency exchange losses totaling $24.3 million and $53.1 million, respectively. These foreign currency exchange losses were partially offset by comparative net gains recognized under our foreign currency hedging program totaling $11.9 million and $32.8 million, respectively.

In 2011, the German government implemented new legislation to manage pricing related to new drug products introduced in the German market. For the first 12 months after launch, pricing is unregulated. We launched TECFIDERA in Germany in February 2014. During the first quarter of 2015, our unregulated pricing ended and we recognized revenue at the fixed price that was established through negotiations with the German authorities. The negotiated annual price is fixed for three years at EUR12,800.
While we continue to see a strong uptake of TECFIDERA in newly launched territories, total market growth and patient switch rates in our maturing markets, such as the U.S. and Germany, are returning to historical averages for MS. During 2015, TECFIDERA's U.S. patient growth versus prior quarters has continued to moderate primarily due to changing physician prescribing patterns.
Interferon
PLEGRIDY
Sales of PLEGRIDY began in the E.U. and the U.S. in the third and fourth quarters of 2014, respectively.
We expect that PLEGRIDY revenues will increase as PLEGRIDY becomes commercially available in additional markets.

AVONEX
For the three and nine months ended September 30, 2015, compared to the same periods in 2014, the decrease in U.S. AVONEX revenues was primarily due to decreases in unit sales volume of 12% and 17%, respectively, which was attributable in part to patients transitioning to PLEGRIDY and oral MS therapies, including TECFIDERA, partially offset by price increases.
For the three and nine months ended September 30, 2015, compared to the same periods in 2014, the decrease in rest of world AVONEX revenues was primarily due to decreases in unit sales volume of 6% and 13%, respectively, primarily in Europe, attributable to patients transitioning to PLEGRIDY and oral MS therapies, including TECFIDERA.
Rest of world AVONEX revenues for the three and nine months ended September 30, 2015, compared to the same periods in 2014, were negatively impacted by foreign currency exchange losses totaling $38.3 million and $128.7 million, respectively. These foreign currency exchange losses were partially offset by comparative net gains recognized under our foreign currency hedging program totaling $13.8 million and $48.8 million, respectively.

TYSABRI
For the three months ended September 30, 2015, compared to the same period in 2014, the increase in U.S. TYSABRI revenues was primarily due to increases in price, partially offset by a decrease in unit sales volume of 3% related to an extra shipping week in the third quarter of 2014.
For the nine months ended September 30, 2015, compared to the same period in 2014, the increase in U.S. TYSABRI revenues was primarily due to increases in price and an increase in unit sales volume of 5%.
For the three and nine months ended September 30, 2015, compared to the same periods in 2014, the decrease in rest of world TYSABRI revenues was due to pricing reductions in some European countries, partially offset by increases in unit sales volume of 5% and 4%, respectively, primarily in our emerging markets.
Rest of world TYSABRI revenues for the nine months ended September 30, 2014 reflects the recognition of $53.5 million of revenues previously deferred in Italy relating to the pricing agreement with the Italian National Medicines Agency (Agenzia Italiana del Farmaco, or AIFA), as discussed below.

Rest of world TYSABRI revenues for the three and nine months ended September 30, 2015, compared to the same periods in 2014, were negatively impacted by foreign currency exchange losses totaling $34.3 million and $112.7 million, respectively. These foreign currency exchange losses were partially offset by comparative net gains recognized under our foreign currency hedging program totaling $11.7 million and $35.1 million respectively.
We remain in discussions with AIFA about a resolution relating to a claim that sales of TYSABRI in Italy exceeded a reimbursement limit established pursuant to a Price Determination Resolution granted by AIFA in December 2006 for the period from mid-February 2009 through January 2013. If AIFA agrees to our current proposal, we could recognize approximately EUR40 million in revenue related to this matter. For information regarding our agreement with AIFA relating to sales of TYSABRI in Italy, please read Note 16, Other Consolidated Financial Statement Detail to our condensed consolidated financial statements included in this report.
Hemophilia
ALPROLIX
Sales of ALPROLIX in the U.S. and Japan began in the second and fourth quarters of 2014, respectively.

ELOCTATE
Sales of ELOCTATE in the U.S. and Japan began in the third quarter of 2014 and in the first quarter of 2015, respectively.
We have a relatively limited product history for ALPROLIX and ELOCTATE. Therefore, it remains difficult to estimate trends of future sales of these products.

Unconsolidated Joint Business Revenues
Revenues from unconsolidated joint business are summarized as follows:
Biogen’s Share of Pre-tax Profits in the U.S. for RITUXAN and GAZYVA
The following tables provide a summary of amounts comprising our share of pre-tax profits on RITUXAN and GAZYVA in the U.S.:

	For the Three Months Ended September 30,
(In millions)	2015	2014
Product revenues, net	$959.1	$917.3
Cost and expenses	161.5	244.3
Pre-tax profits in the U.S.	797.6	673.0
Biogen's share of pre-tax profits, including the reimbursement of selling and development expenses	$319.9	$271.0

	For the Nine Months Ended September 30,
(In millions)	2015	2014
Product revenues, net	$2,901.1	$2,684.5
Cost and expenses	516.8	610.7
Pre-tax profits in the U.S.	2,384.3	2,073.8
Biogen's share of pre-tax profits, including the reimbursement of selling and development expenses	$952.7	$831.1
For the three months ended September 30, 2015, compared to the same period in 2014, the increase in U.S. product revenues was primarily due to price increases.
For the nine months ended September 30, 2015, compared to the same period in 2014, the increase in U.S. product revenues was primarily due to price increases and increases in RITUXAN unit sales volume of 4%, partially offset by higher discounts and allowances.
Collaboration costs and expenses for the three and nine months ended September 30, 2015, compared to the same periods in 2014, decreased in part due to the prior year recognition of $52.5 million of additional BPD fee expense. During the three months ended September 30, 2014, the Internal Revenue Service issued final regulations related to the BPD fee, which had the effect of changing the recognition of the fee for accounting purposes, from the period in which the fee was paid, to the period when the sale occurs. As a result of these final regulations, we recognized an incremental BPD fee for the periods 2013 through the end of the third quarter of 2014. The final regulations did not change the timing of payments.
Revenue on Sales in the Rest of World for RITUXAN
Revenue on sales in the rest of world for RITUXAN consists of our share of pre-tax co-promotion profits on RITUXAN in Canada and royalty revenue on sales outside the U.S. and Canada. For the three and nine months ended September 30, 2015, compared to the same periods in 2014, revenue on sales in the rest of world for RITUXAN decreased as a result of lower pre-tax co-promotion profits on RITUXAN in Canada and patent expirations.

Other Revenues
Royalty Revenues
We receive royalties from net sales on products related to patents that we have out-licensed. Our most significant source of royalty revenue had been derived from net worldwide sales of ANGIOMAX, which was out-licensed to The Medicines Company. On December 15, 2014 we ceased recognizing royalty revenues from U.S. sales of ANGIOMAX, contemporaneous with the U.S. patent’s expiration.
For the three and nine months ended September 30, 2015, compared to the same periods in 2014, royalty revenues decreased primarily due to the expiration of U.S. patent rights that gave rise to royalty payments related to ANGIOMAX.
Corporate Partner Revenues
Our corporate partner revenues include amounts earned under contract manufacturing agreements, revenues related to our arrangement with Samsung Bioepis, and revenues covering products previously included in our product line that we have sold or exclusively licensed to third parties.
For the three and nine months ended September 30, 2015, compared to the same periods in 2014, the increase in corporate partner revenues was primarily due to higher contract manufacturing revenue and the start of product shipments to Sobi in relation to our collaboration agreement.

For additional information on our relationship with Samsung Bioepis, please read Note 18, Collaborative and Other Relationships to our condensed consolidated financial statements included in this report. For additional information on our relationship with Sobi, please read Note 20, Collaborative and Other Relationships to our consolidated financial statements included in our 2014 Form 10-K.
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

Reserves for discounts, contractual adjustments and returns that reduced gross product revenues are summarized as follows:
Discounts include trade term discounts and wholesaler incentives. For the three and nine months ended September 30, 2015, compared to the same periods in 2014, the increase in discounts was primarily driven by our recent product additions and an increase in contractual rates.

Contractual adjustments relate to Medicaid and managed care rebates, Veterans Administration, Public Health Service discounts, specialty pharmacy program fees and other government rebates or applicable allowances. For the three and nine months ended September 30, 2015, compared to the same periods in 2014, the increase in contractual adjustments was primarily due to our recent product additions, higher Medicaid, governmental rebates and allowances and managed care rebates as a result of price increases and an increase in governmental rebates in certain international markets.
Product return reserves are established for returns made by wholesalers. In accordance with contractual terms, wholesalers are permitted to return product for reasons such as damaged or expired product. The majority of wholesaler returns are due to product expiration. Reserves for product returns are recorded in the period the related revenue is recognized, resulting in a reduction to product sales. For the three and nine months ended September 30, 2015, compared to the same periods in 2014, return reserves decreased primarily due to a reduction in return rates based on recent experiences of returned products.
For additional information related to our reserves, please read Note 3, Reserves for Discounts and Allowances to our condensed consolidated financial statements included in this report.

Cost and Expenses
A summary of total cost and expenses is as follows:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
(In millions, except percentages)	2015	2014	Change %	2015	2014	Change %
Cost of sales, excluding amortization of acquired intangible assets	$310.0	$302.6	2.4%	$908.6	$873.8	4.0%
Research and development	519.9	417.2	24.6%	1,471.1	1,393.3	5.6%
Selling, general and administrative	477.8	570.4	(16.2)%	1,530.1	1,658.7	(7.8)%
Amortization of acquired intangible assets	98.1	122.4	(19.9)%	286.0	382.5	(25.2)%
(Gain) loss on fair value remeasurement of contingent consideration	0.2	(49.4)	(100.5)%	5.9	(46.2)	(112.7)%
Total cost and expenses	$1,406.0	$1,363.2	3.1%	$4,201.7	$4,262.1	(1.4)%
Cost of Sales, Excluding Amortization of Acquired Intangible Assets
For the three months ended September 30, 2015 compared to the same period in 2014, the increase in product cost of sales was primarily driven by higher charges related to inventory write-downs.
For the nine months ended September 30, 2015, compared to the same period in 2014, the increase in product cost of sales was primarily driven by higher unit sales volume and higher AVONEX production costs.
Inventory amounts written down as a result of excess, obsolescence, unmarketable or other reasons are included in product cost of sales. For the three and nine months ended September 30, 2015, inventory write-downs totaled $18.6 million and $30.0 million, respectively, compared to $12.3 million and $33.2 million, respectively, in the prior year comparative periods.
For the three and nine months ended September 30, 2015, compared to the same periods in 2014, the decrease in royalty cost of sales was driven by the decrease in TYSABRI revenues and the expiration of third party royalties related to TYSABRI. These decreases were partially offset by an increase in the contractual rate on TYSABRI contingent payments due to Perrigo Company plc (Perrigo), which is based on the expected level of annual worldwide net sales of TYSABRI, and royalties due on increased sales of our hemophilia products. For additional information on the contingent payments due to Perrigo, please read Note 2, Acquisitions to our consolidated financial statements included in our 2014 Form 10-K.

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

For the three months ended September 30, 2015 compared to the same period in 2014, the increase in research and development expense was primarily related to an increase in milestone and upfront expenses, increases in costs incurred in connection with our late stage programs and higher research and discovery costs.
For the nine months ended September 30, 2015, compared to the same period in 2014, the increase in research and development expense was primarily related to increases in costs incurred in connection with our research and discovery, late stage programs and early stage programs, partially offset by a decrease in milestone and upfront expenses.
The increase in spending associated with our late stage programs for the three and nine months ended September 30, 2015 was driven by costs incurred to advance our aducanumab program for Alzheimer's disease and the ISIS-SMNRx program for the treatment of SMA, partially offset by a decrease in costs related to ZINBRYTA. The decrease for the nine months comparative period was also the result of our approvals of PLEGRIDY and ELOCTATE in 2014.
The increase in spending associated with our early stage programs for the nine months ended September 30, 2015, compared to the same period in 2014 was primarily due to costs incurred in connection with our aducanumab program for Alzheimer's disease, which advanced to a late stage program during the third quarter of 2015, the BAN2401 program for Alzheimer’s disease and our Raxatrigine program for trigeminal neuralgia. These increases were partially offset by a decrease in costs incurred in connection with the ISIS-SMNRx program for the treatment of SMA as the program advanced to a late stage program during the first quarter of 2015.
The increase in spending associated with milestones and upfront expenses for the three months ended September 30, 2015, compared to the same period in 2014, was primarily due to $48.1 million recorded upon entering into the collaboration with Applied Genetic Technologies Corporation (AGTC).
The decrease in spending associated with milestones and upfront expenses for the nine months ended September 30, 2015, compared to the same period in 2014, was driven by charges of $117.7 million recorded in the prior year upon entering into the collaboration agreement with Eisai Co., Ltd. (Eisai), $21.6 million as Eisai exercised its option in the collaboration agreement to expand the joint development and commercialization activities to include Japan and $20.0 million related to an upfront payment made to Sangamo BioSciences, Inc. upon entering into an exclusive worldwide collaboration and license agreement in 2014. This decrease in spending was partially offset by a charge of $48.1 million recorded upon entering into the collaboration with AGTC in the third quarter of 2015 and $16.0 million paid to AbbVie related to milestones for the development of ZINBRYTA as a result of filing with the FDA and EMA in 2015. For additional information about these transactions, please read Note 20, Collaborative and Other Relationships to our consolidated financial statements included in our 2014 Form 10-K.
We intend to continue committing significant resources to targeted research and development opportunities where there is a significant unmet need and where the drug candidate has the potential to be highly differentiated. Specifically, we intend to continue to invest in our MS pipeline, our aducanumab program, the BAN2401 and E2609 programs, the ISIS-SMNRx program, the MT-1303 program and our Raxatrigine program.
Selling, General and Administrative
For the three months ended September 30, 2015, compared to the same period in 2014, the decrease in selling, general and administrative expenses was driven by a decrease in corporate giving, compensation and benefits expense, savings realized through our efforts to control spend associated with our sales and marketing activities and the positive impact of foreign currency translation.
For the nine months ended September 30, 2015, compared to the same period in 2014, the decrease in selling, general and administrative expenses was driven by a decrease in corporate giving and the positive impact of foreign currency translation, partially offset by increased cost related to the BPD fee.

Amortization of Acquired Intangible Assets
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
For the three months ended September 30, 2015, compared to the same period in 2014, the decrease in amortization of acquired intangible assets was primarily driven by higher expected lifetime revenues of AVONEX, as discussed below, partially offset by lower expected lifetime revenues of TYSABRI, as described below. Amortization of acquired intangible assets during the three months ended September 30, 2014 included a $16.2 million impairment loss related to one of our in-process research and development (IPR&D) intangible assets.
For the nine months ended September 30, 2015, compared to the same period in 2014, the decrease in amortization of acquired intangible assets was primarily driven by a decrease in AVONEX revenues during the comparative periods. Amortization of acquired intangible assets during the nine months ended September 30, 2014 included total impairment charges of $50.9 million related to one of our out-licensed patents and one of our IPR&D intangible assets.
Our most recent long range planning cycle was updated in the third quarter of 2015. Based upon this analysis, there was not a significant change in our expected rate of amortization for acquired intangible assets.

We monitor events and expectations regarding product performance. If there are any indications that the assumptions underlying our most recent analysis would be different than those utilized in our current estimates, our analysis would be updated and may result in a significant change in the anticipated lifetime revenues of the relevant process. The occurrence of an adverse event could substantially increase the amount of amortization expense associated with our acquired intangible assets as compared to previous periods or our current expectations, which may result in a significant negative impact on our future results of operations.
For additional information related to the amortization of acquired intangible assets, please read Note 5, Intangible Assets and Goodwill to our condensed consolidated financial statements included in this report.
IPR&D
During the three months ended September 30, 2014, we updated the probabilities of success related to the early stage programs acquired through our acquisitions. The change in probability of success, combined with a delay in one of the projects, resulted in an impairment loss of $16.2 million in one of our IPR&D assets during the three months ended September 30, 2014. In addition, we adjusted the value of our contingent consideration liabilities to reflect these lower probabilities of success in connection with these earlier stage programs resulting in net gains of $49.4 million in the three months ended September 30, 2014.
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
Out-licensed Patents
During the nine months ended September 30, 2014, we recorded a charge of $34.7 million related to the impairment of one of our out-licensed patents to reflect a change in its estimated fair value, due to a change in the underlying competitive market for that product, which occurred during the first quarter of 2014.

(Gain) Loss on Fair Value Remeasurement of Contingent Consideration
The consideration for certain of our business combinations includes future payments that are contingent upon the occurrence of a particular factor or factors. We record an obligation for such contingent consideration payments at fair value on the acquisition date. We then revalue our contingent consideration obligations each reporting period. Changes in the fair value of our contingent consideration obligations, other than changes due to payments, are recognized as a (gain) loss on fair value remeasurement of contingent consideration in our condensed consolidated statements of income.
The loss on fair value remeasurement of contingent consideration for the three and nine months ended September 30, 2015 was primarily due to the passage of time and modest changes in the expected timing and probabilities of success related to the achievement of certain developmental milestones.
The gain on fair value remeasurement of contingent consideration for the three and nine months ended September 30, 2014 was primarily due to an adjustment to the value of our contingent consideration liabilities as we updated certain probabilities of success related to the early stage programs we acquired. For additional information, please read Note 7, Intangible Assets and Goodwill, to our consolidated financial statements included in our 2014 Form 10-K.

Other Income (Expense), Net
For the three months ended September 30, 2015 compared to the same period in 2014, the change in other income (expense), net was primarily due to an increase in interest expense as a result of our issuance of the Senior Notes issued on September 15, 2015 (2015 Senior Notes), offset by an increase in gains recognized on the sale of our strategic investments and lower non-state income taxes.
For the nine months ended September 30, 2015 compared to the same period in 2014, the change in other income (expense), net was primarily due to a decrease in gains recognized on the sale of our strategic investments and marketable securities, higher foreign exchange losses and an increase in interest expense as a result of our issuance of the 2015 Senior Notes.
We expect interest expense will continue to increase as a result of our issuance of the 2015 Senior Notes. For additional information related to our 2015 Senior Notes, please read Note 10, Indebtedness, to our condensed consolidated financial statements included in this report.

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
For the three and nine months ended September 30, 2015, compared to the same periods in 2014, our effective tax rate benefited from lower anticipated taxes on foreign earnings. Our effective tax rate for the comparative nine month periods also reflects a benefit, described below, resulting from the remeasurement of one of our uncertain tax positions.
For more information on our uncertain tax positions and income tax rate reconciliation for the three and nine months ended September 30, 2015 and 2014, please read Note 15, Income Taxes to our condensed consolidated financial statements included in this report.

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
During the three months ended September 30, 2015, our share of losses exceeded the carrying value of our investment. We will suspend recognizing additional losses.
For the three months ended September 30, 2015, compared to the same period in 2014, the increase in our equity in loss of investee, net of tax, was due to increases in the joint venture's clinical activity and milestone revenue earned by the joint venture in the third quarter of 2014, partially offset by a decrease in our ownership interest.
For the nine months ended September 30, 2015, compared to the same period in 2014, the decrease in our equity in loss of investee, net of tax, was due to the suspension of equity method investment losses due to our share of losses exceeding the carrying value of our investment in 2015 and a decrease in our ownership interest.
For additional information related to this transaction, please read Note 18, Collaborative and Other Relationships to our condensed consolidated financial statements included in this report.

Noncontrolling Interest
For the three and nine months ended September 30, 2015, the change in net income (loss) attributable to noncontrolling interests, net of tax, was related to a $60.0 million milestone payment made to Neurimmune. For additional information, please read Note 17, Investments in Variable Interest Entities, to our condensed consolidated financial statements included in this report.
Quantitative and Qualitative Disclosures About Market Risk
We are subject to certain risks which may affect our results of operations, cash flows and fair values of assets and liabilities, including volatility in foreign currency exchange rates, interest rate movements, pricing pressures worldwide and weak economic conditions in the foreign markets in which we operate. We manage the impact of foreign currency exchange rates and interest rates through various financial instruments, including derivative instruments such as foreign currency forward contracts, interest rate lock contracts and interest rate swap contracts. We do not enter into financial instruments for trading or speculative purposes. Further, we only enter into contracts with parties that have at least an "A" (or equivalent) credit rating. The counter-parties to these contracts are major financial institutions and there is no significant concentration of exposure with any one counter-party.
Foreign Currency Exchange Risk
Our results of operations are subject to foreign currency exchange rate fluctuations due to the global nature of our operations. We have operations or maintain distribution relationships in the U.S., Europe, Canada, Switzerland, Australia, New Zealand, Japan and Central and South America. In addition, we receive royalty revenues based on sales of RITUXAN outside the U.S. and Canada. As a result, our financial position, results of operations and cash flows can be affected by market fluctuations in foreign exchange rates, primarily with respect to the Euro, Canadian dollar, Swiss franc, Danish krone, Japanese yen, Australian dollar and British pound sterling.
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
The following quantitative information includes the impact of currency movements on forward contracts used in both our revenue and balance sheet hedging programs. As of September 30, 2015 and December 31, 2014, a hypothetical adverse 10% movement in foreign currency rates compared to the U.S. dollar across all maturities would result in a hypothetical decrease in the fair value of forward contracts of approximately $195.0 million and $160.0 million, respectively. The estimated fair value change was determined by measuring the impact of the hypothetical exchange rate movement on outstanding forward contracts. Our use of this methodology to quantify the market risk of such instruments is subject to assumptions and actual impact could be significantly different. The quantitative information about market risk is limited because it does not take into account all foreign currency operating transactions.
Interest Rate Risk
Our investment portfolio includes cash equivalents and short-term investments. The fair value of our marketable securities is subject to change as a result of potential changes in market interest rates. The potential change in fair value for interest rate sensitive instruments has been assessed on a hypothetical 100 basis point adverse movement across all maturities. As of September 30, 2015 and December 31, 2014, we estimate that such hypothetical 100 basis point adverse movement would result in a hypothetical loss in fair value of approximately $29.6 million and $14.5 million, respectively, to our interest rate sensitive instruments. The fair values of our investments were determined using third party pricing services or other market observable data.

To achieve a desired mix of fixed and floating interest rate debt, we entered into interest rate swap contracts during 2015 for certain of our fixed-rate debt. These derivative contracts effectively converted a fixed-rate interest coupon to a floating-rate LIBOR-based coupon over the life of the respective note. As of September 30, 2015, a 100 basis-point adverse movement (increase in LIBOR) would increase annual interest expense by approximately $6.8 million.
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
In the U.S., federal and state legislatures, health agencies and third-party payors continue to focus on containing the cost of health care. Legislative and regulatory proposals, enactments to reform health care insurance programs and increasing pressure from social sources could significantly influence the manner in which our products are prescribed and purchased. It is possible that additional federal health care reform measures will be adopted in the future, which could result in increased pricing pressure and reduced reimbursement for our products and otherwise have an adverse impact on our financial position or results of operations.
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
Credit and economic conditions in the E.U. continue to remain uncertain, which has generally led to long collection periods for our accounts receivable and greater collection risk in certain countries.

•
Our accounts receivable in Portugal continue to be subject to significant payment delays due to government funding and reimbursement practices, although Portugal has introduced various programs periodically to pay down significantly overdue payables. Our net accounts receivable balance from product sales in Portugal totaled $20.4 million and $22.7 million as of September 30, 2015 and December 31, 2014, respectively, of which $8.9 million and $7.6 million were classified as non-current and included in investments and other assets in our condensed consolidated balance sheets.

•
Our accounts receivable collection efforts in Spain have improved during the nine months ended September 30, 2015. All of our accounts receivable in Spain are expected to be collected within one year and are included in accounts receivable, net in our condensed consolidated balance sheets.

We believe that our allowance for doubtful accounts was adequate as of September 30, 2015 and December 31, 2014, respectively. However, if significant changes occur in the availability of government funding or the reimbursement practices of these or other governments, we may not be able to collect on amounts due to us from customers in such countries and our results of operations could be adversely affected.

Financial Condition, Liquidity and Capital Resources
Our financial condition is summarized as follows:

(In millions, except percentages)	As of September 30, 2015	As of December 31, 2014	Change %
Financial assets:
Cash and cash equivalents	$4,089.0	$1,204.9	239.4%
Marketable securities — current	1,753.5	640.5	173.8%
Marketable securities — non-current	1,947.4	1,470.7	32.4%
Total cash, cash equivalents and marketable securities	$7,789.9	$3,316.0	134.9%
Borrowings:
Current portion of notes payable and other financing arrangements	$5.2	$3.1	64.9%
Notes payable and other financing arrangements	6,529.3	580.3	**
Total borrowings	$6,534.4	$583.4	**
Working capital:
Current assets	$9,270.9	$4,672.2	98.4%
Current liabilities	(2,634.0)	(2,219.7)	18.7%
Total working capital	$6,636.9	$2,452.5	170.6%
** Percentage not meaningful.
For the nine months ended September 30, 2015, certain significant cash flows were as follows:

•	$5,930.9 million in proceeds from the issuance of our senior unsecured notes (2015 Senior Notes);

•	$2,998.2 million used for share repurchases;

•	$1.0 billion in total payments for income taxes;

•	$550.0 million in contingent payments made to former shareholders of Fumapharm AG and holders of their rights;

•	$456.9 million used for purchases of property, plant and equipment, including $104.8 million related to a purchased facility;

•	$198.8 million net cash paid for the acquisition of Convergence; and

•	$124.0 million used for an upfront payment made to AGTC.

For the nine months ended September 30, 2014, certain significant cash flows were as follows:

•	$813.5 million in total payments for income taxes;

•	$360.0 million used for share repurchases;

•	$180.9 million used for purchases of property, plant and equipment;

•	$175.0 million in contingent payments made to former shareholders of Fumapharm AG and holders of their rights; and

•	$155.0 million used for upfront and milestone payments in collaborative arrangements.

Overview
We have historically financed our operating and capital expenditures primarily through cash flows earned through our operations. On September 15, 2015, we issued our 2015 Senior Notes for an aggregate principal amount of $6.0 billion. We expect to continue funding our current and planned operating requirements principally through our cash flows from operations, as well as our existing cash resources and proceeds received from our 2015 Senior Notes. We believe that our existing funds, when combined with cash generated from operations and our access to additional financing resources, if needed, are sufficient to satisfy our operating, working capital, strategic alliance, milestone payment, capital expenditure and debt service requirements for the foreseeable future. In addition, we may choose to opportunistically return cash to shareholders and pursue other business initiatives, including acquisition and licensing activities. We may, from time to time, also seek additional funding through a combination of new collaborative agreements, strategic alliances and additional equity and debt financings or from other sources should we identify a significant new opportunity.
The undistributed cumulative foreign earnings of certain of our foreign subsidiaries, exclusive of earnings that would result in little or no net income tax expense under current U.S. tax law or which has already been subject to tax under U.S. tax law, are invested indefinitely outside the U.S.
Of the total cash, cash equivalents and marketable securities at September 30, 2015, approximately $2,925 million was generated in foreign jurisdictions and is primarily intended for use in our foreign operations or in connection with business development transactions outside of the U.S. In managing our day-to-day liquidity in the U.S., we do not rely on the unrepatriated earnings as a source of funds and we have not provided for U.S. federal or state income taxes on these undistributed foreign earnings.
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
During the nine months ended September 30, 2015, we repurchased and retired approximately 9.7 million shares of common stock at a cost of $2,998.2 million under our 2015 Share Repurchase Program and did not repurchase any shares of common stock under our 2011 Share Repurchase Program. During the nine months ended September 30, 2014, we purchased approximately 1.2 million shares of common stock at a cost of $360.0 million under our 2011 Share Repurchase Program.
From October 1, 2015 through October 20, 2015, we repurchased and expect to retire approximately 3.2 million shares of common stock at a cost of $896.3 million under our 2015 Share Repurchase Program. As of October 20, 2015, approximately $1,105.5 million remains available to repurchase shares under this program. We expect to complete the 2015 Share Repurchase Program by the end of 2015.
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
The increase in cash, cash equivalents and marketable securities from December 31, 2014, is primarily due to the issuance of our 2015 Senior Notes and net cash flows provided by operating activities, partially offset by purchases of our common stock, net purchases of marketable securities, income tax payments, contingent payments made to former shareholders of Fumapharm AG and holders of their rights, the acquisition of Convergence, net purchases of property, plant and equipment and the upfront payment made to AGTC.

Borrowings
On September 15, 2015, we issued senior unsecured notes for an aggregate principal amount of $6.0 billion, consisting of the following:

•	$1.5 billion of 2.90% Senior Notes due September 15, 2020, valued at 99.792% of par;

•	$1.0 billion of 3.625% Senior Notes due September 15, 2022, valued at 99.920% of par;

•	$1.75 billion of 4.05% Senior Notes due September 15, 2025, valued at 99.764% of par; and

•	$1.75 billion of 5.20% Senior Notes due September 15, 2045, valued at 99.294% of par.
In addition to the 2015 Senior Notes, we have $550.0 million aggregate principal amount of 6.875% Senior Notes due March 1, 2018 that were originally priced at 99.184% of par.
The discounts will be amortized as additional interest expense over the period from issuance through maturity.
In August 2015, we entered into a $1.0 billion senior unsecured revolving credit facility, under which we are permitted to draw funds for working capital and general corporate purposes for 5 years. As of

September 30, 2015, we had no outstanding borrowings under this facility.
In connection with our 2006 distribution agreement with Fumedica, we issued notes totaling 61.4 million Swiss Francs which were payable to Fumedica in varying amounts from June 2008 through June 2018. Our remaining note payable to Fumedica had a carrying value of 8.8 million Swiss Francs ($9.1 million) and 11.6 million Swiss Francs ($11.7 million) as of September 30, 2015 and December 31, 2014, respectively.
For a summary of the fair and carrying values of our outstanding borrowings as of September 30, 2015 and December 31, 2014, please read Note 6, Fair Value Measurements to our condensed consolidated financial statements included in this report.
Working Capital
We define working capital as current assets less current liabilities. The increase in working capital from December 31, 2014 reflects an increase in total current assets of $4,598.7 million, partially offset by an increase in current liabilities of $414.3 million. The increase in total current assets was primarily driven by an increase in cash, cash equivalents and marketable securities due to the issuance of our 2015 Senior Notes, partially offset by purchases of our common stock, and prepaid taxes. The increase in total current liabilities primarily resulted from an increase in taxes payable and accrued expenses and other.

Cash Flows
The following table summarizes our cash flow activity:

	For the Nine Months Ended September 30,
(In millions, except percentages)	2015	2014	% Change
Net cash flows provided by operating activities	$2,675.7	$2,009.3	33.2%
Net cash flows used in investing activities	$(2,746.1)	$(1,164.7)	135.8%
Net cash flows provided by (used in) financing activities	$2,984.8	$(242.6)	**
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

For the nine months ended September 30, 2015, compared to the same period in 2014, the increase in cash provided by operating activities is primarily driven by higher net income and a decrease in the comparative growth in outstanding accounts receivable balances due to collection efforts, partially offset by a decrease in the change of accrued expenses and other current liabilities.
Investing Activities
For the nine months ended September 30, 2015, compared to the same period in 2014, the increase in net cash flows used in investing activities is primarily due to an increase in net purchases of marketable securities, an increase in the total amount of contingent consideration paid to the former shareholders of Fumapharm AG, an increase in purchases of property, plant and equipment and cash paid for the acquisition of Convergence.
Financing Activities
For the nine months ended September 30, 2015, compared to the same period in 2014, the change in net cash flows provided by financing activities is primarily due to the issuance of our 2015 Senior Notes, partially offset by an increase in the amount of common stock we repurchased.
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
On September 15, 2015, we issued senior unsecured notes for an aggregate principal amount of $6.0 billion.
There have been no other material changes in our contractual obligations since December 31, 2014.

Tax Related Obligations
We exclude liabilities pertaining to uncertain tax positions from our summary of contractual obligations as we cannot make a reliable estimate of the period of cash settlement with the respective taxing authorities. As of September 30, 2015, we have approximately $53.9 million of liabilities associated with uncertain tax positions.
Other Funding Commitments
As of September 30, 2015, we have several on-going clinical studies in various clinical trial stages. Our most significant clinical trial expenditures are to contract research organizations (CROs). The contracts with CROs are generally cancellable, with notice, at our option. We have recorded accrued expenses of approximately $25.0 million on our condensed consolidated balance sheet for expenditures incurred by CROs as of September 30, 2015. We have approximately $680.0 million in cancellable future commitments based on existing CRO contracts as of September 30, 2015.
As of September 30, 2015, we have planned clinical trials for our ISIS-SMNRx and ISIS-DMPKRx programs which are managed by Isis. We have agreed to pay up to approximately $140 million in payments to Isis as the trials for these programs proceed. If these trials advance and we continue with our Isis programs, it is possible that we could make a significant amount of additional development payments in the future.
Contingent Development, Regulatory and Commercial Milestone Payments
Based on our development plans as of September 30, 2015, we could make potential future milestone payments to third parties of up to approximately $2.9 billion as part of our various collaborations, including licensing and development programs. Payments under these agreements generally become due and payable upon achievement of certain development, regulatory or commercial milestones. Because the achievement of these milestones had not occurred as of September 30, 2015, such contingencies have not been recorded in our financial statements. Amounts related to contingent milestone payments are not considered contractual obligations as they are contingent on the successful achievement of certain development, regulatory approval and commercial milestones.

TYSABRI Contingent Payments
In 2013, we acquired from Elan Corporation plc (Elan) full ownership of all remaining rights to TYSABRI that we did not already own or control. Under the terms of the acquisition agreement, we are obligated to make contingent payments to Elan of 18% on annual worldwide net sales up to $2.0 billion and 25% on annual worldwide net sales that exceed $2.0 billion. Royalty payments to Elan and other third parties are recognized as cost of sales in our condensed consolidated statements of income. Elan was acquired by Perrigo in December 2013. Following that acquisition, we began making these royalty payments to Perrigo.
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
As the acquisitions of the noncontrolling interests in our joint venture investments and our acquisitions of Convergence, Stromedix and BIN, formerly Panima Pharmaceuticals AG, occurred after January 1, 2009, we record contingent consideration liabilities at their fair value on the acquisition date and revalue these obligations each reporting period. For additional information related to our acquisition of Convergence, please read Note 2, Acquisitions, to our condensed consolidated financial statements included in this report. For additional information related to our acquisition of Stromedix, please read Note 2, Acquisitions, to our consolidated financial statements included in our 2014 Form 10-K.
BIH
In connection with our acquisition of BIH, formerly Syntonix, in January 2007, we agreed to pay up to an additional $80.0 million if certain milestone events associated with the development of BIH’s lead product, ALPROLIX are achieved. The final $20.0 million contingent payment will occur if prior to the tenth anniversary of the closing date, a marketing authorization is granted by the EMA for ALPROLIX. This payment will be accounted for as an increase to intangible assets if achieved.

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
During the nine months ended September 30, 2015, we paid $550.0 million in contingent payments as we reached the $4.0 billion and $5.0 billion cumulative sales levels related to the Fumapharm Products in the fourth quarter of 2014 and second quarter of 2015, respectively, and accrued $300.0 million upon reaching $6.0 billion in total cumulative sales of Fumapharm Products in the third quarter of 2015.
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
New Accounting Standards
For a discussion of new accounting standards please read Note 1, Summary of Significant Accounting Policies - New Accounting Pronouncements to our condensed consolidated financial statements included in this report.
Critical Accounting Estimates
The preparation of our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. (U.S. GAAP), requires us to make estimates, judgments and assumptions that may affect the reported amounts of assets, liabilities, equity, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis we evaluate our estimates, judgments and methodologies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets, liabilities and equity and the amount of revenue and expenses. Actual results may differ from these estimates under different assumptions or conditions.
For a discussion of our critical accounting estimates, please read Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2014 Form 10-K. There have been no material changes to these critical accounting estimates since our 2014 Form 10-K.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
The information required by this Item is incorporated by reference to the discussion under “Quantitative and Qualitative Disclosures About Market Risk” in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Item 4.    Controls and Procedures
Disclosure Controls and Procedures and Internal Control over Financial Reporting
Controls and Procedures
We have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of September 30, 2015. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that (a) the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission’s rules and forms, and (b) such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II — OTHER INFORMATION
Item 1.    Legal Proceedings
Please refer to Note 19, Litigation to our condensed consolidated financial statements included in this report, which is incorporated into this item by reference.
Item 1A.    Risk Factors
We are substantially dependent on revenues from our principal products.
Our current revenues depend upon continued sales of our principal products. We may be substantially dependent on sales from our principal products for many years, including an increasing reliance on sales and growth of TECFIDERA as we continue to expand into additional markets. Any of the following negative developments relating to any of our principal products may adversely affect our revenues and results of operations or could cause a decline in our stock price:

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
Similarly, the hemophilia treatment market is highly competitive, with current treatments marketed by companies that have substantially greater financial resources and marketing expertise. Our ability to successfully compete in the hemophilia market and gain share in this market may be adversely affected due to a number of reasons, including:

•	difficulty in penetrating this market if our therapies are not regarded as offering significant benefits over current treatments;

•	the introduction by other companies of longer-lasting or more efficacious, safer, less expensive or more convenient treatments than our therapies;

•	our limited marketing experience within the hemophilia treatment market, which may impact our ability to develop well-established relationships with the associated medical and scientific community; or

•
if one of several companies that are working to develop additional treatments for hemophilia obtains marketing approval of its treatment in the E.U. before we do, our applications with the EMA could be barred under operation of the EMA’s orphan medicinal product regulation.

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
Litigation, interferences, oppositions, inter partes reviews or other proceedings are, have been and may in the future be necessary in some instances to determine the validity and scope of certain of our proprietary rights, and in other instances to determine the validity, scope or non-infringement of certain patent rights claimed by third parties to be pertinent to the manufacture, use or sale of our products. We may also face challenges to our patent and regulatory protections covering our products by manufacturers of generics and biosimilars that may choose to launch or attempt to launch their products before the expiration of our patent or regulatory exclusivity. Litigation, interference, oppositions, inter partes reviews or other similar types of proceedings are unpredictable and may be protracted, expensive and distracting to management. The outcome of such proceedings could adversely affect the validity and scope of our patent or other proprietary rights, hinder our ability to manufacture and market our products, require us to seek a license for the infringed product or technology or result in the assessment of significant monetary damages against us that may exceed amounts, if any, accrued in our financial statements. An adverse determination in a judicial or administrative proceeding or a failure to obtain necessary licenses could prevent us from manufacturing or selling our products. Furthermore, payments under any licenses that we are able to obtain would reduce our profits derived from the covered products and services.

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
Positive results in a trial may not be replicated in subsequent or confirmatory trials. Additionally, success in preclinical work or early stage clinical trials does not ensure that later stage or larger scale clinical trials will be successful or that regulatory approval will be obtained. In addition, even if later stage clinical trials are successful, regulatory authorities may delay or decline approval of our product candidates. Regulatory authorities may disagree with our view of the data, require additional studies or disagree with our trial design or endpoints. Regulatory authorities may also fail to approve the facilities or the processes used to manufacture a product candidate, our dosing or delivery methods or companion devices. Regulatory authorities may grant marketing approval that is more restricted than anticipated. These restrictions may include limiting indications to narrow patient populations and the imposition of safety monitoring, educational requirements and risk evaluation and mitigation strategies. The occurrence of any of these events could result in significant costs and expenses, have an adverse effect on our business, financial condition and results of operations and cause our stock price to decline or experience periods of volatility.
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
Drug prices are under significant scrutiny in the markets in which our products are prescribed. Drug pricing and other health care costs continues to be subject to intense political and societal pressures which we anticipate will continue and escalate on a global basis. As a result, our business and reputation may be harmed, our stock price may be adversely impacted and experience periods of volatility, and our results of operations may be adversely impacted.

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
We depend on relationships with collaborators and other third-parties for revenue, and the development, regulatory approval process, commercialization and marketing of certain products, which are outside of our full control.
We rely on a number of significant collaborative relationships for revenue, and the development, regulatory approval process, commercialization, and marketing of certain of our products and product candidates. Reliance on collaborative relationships subjects us to a number of risks, including:

•	we may be unable to control the resources our collaborator devotes to our programs or products;

•
disputes may arise with respect to ownership of rights to technology developed with our collaborator, and the underlying contract with our collaborator may fail to provide significant protection or may fail to be effectively enforced if the collaborator fails to perform;

•
our collaborator’s interests may not always be aligned with our interests and a collaborator may not pursue regulatory approvals or market a product in the same manner or to the same extent that we would, which could adversely affect our revenues;

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
We anticipate growth through internal development projects, commercial initiatives, and external opportunities, which may include the acquisition, partnering and in-licensing of products, technologies and companies or the entry into strategic alliances and collaborations. The availability of high quality development opportunities is limited and competitive, and we are not certain that we will be able to identify candidates that we and our shareholders consider suitable or complete transactions on terms that are acceptable to us and our shareholders. In order to pursue such opportunities, we may require significant additional financing, which may not be available to us on favorable terms, if at all. Even if we are able to successfully identify and complete acquisitions and other strategic alliances and collaborations, we may face unanticipated costs or liabilities in connection with the transaction or we may not be able to integrate them or take full advantage of them or otherwise realize the benefits that we expect.
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
We may fail to achieve the expected financial and operating benefits of our corporate restructuring and the restructuring may harm our business and financial results.
We face significant risks associated with our corporate restructuring actions that may impair our ability to achieve anticipated savings and operational efficiencies or that may otherwise harm our business. These risks include delays in implementation of anticipated workforce reductions, loss of workforce capabilities, decreases in employee focus and morale, attrition of necessary or key employees, higher than anticipated separation expenses, litigation and the failure to meet financial and operational targets. In addition, the calculation of the anticipated cost savings and other benefits resulting from our corporate restructuring actions are subject to many estimates and assumptions. These estimates and assumptions are subject to significant business, economic, competitive and other uncertainties and contingencies, many of which are beyond our control. If these estimates and assumptions are incorrect or if we experience delays or unforeseen events, our business and financial results could be adversely affected.
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

•
requirements that provide for increased transparency of clinical trial results and quality data, such as the EMA’s clinical transparency policy, which could impact our ability to protect trade secrets and competitively-sensitive information contained in approval applications or could be misinterpreted leading to reputational damage, misperception or legal action which could harm our business; and

•
changes in FDA and foreign regulations that may require additional safety monitoring, labeling changes, restrictions on product distribution or use, or other measures after the introduction of our products to market, which could increase our costs of doing business, adversely affect the future permitted uses of approved products, or otherwise adversely affect the market for our products.

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
Our indebtedness could adversely affect our business and limit our ability to plan for or respond to changes in our business.
Our indebtedness, together with our significant contingent liabilities, including milestone and royalty payment obligations, could have important consequences to our business, for example, it could:

•	increase our vulnerability to general adverse economic and industry conditions;

•	limit our ability to access capital markets and incur additional debt in the future;

•
require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow for other purposes, including business development efforts, research and development and mergers and acquisitions; and

•
limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate, thereby placing us at a competitive disadvantage compared to our competitors that have less debt.

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
In addition, our inability to secure or sustain acceptable arrangements with tax authorities and future changes in the tax laws, among other things, may result in tax obligations in excess of amounts accrued in our financial statements.
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
While we believe we currently have sufficient manufacturing capacity to meet our near-term manufacturing requirements, it is probable that we would need additional manufacturing capacity to support future clinical and commercial manufacturing requirements for product candidates in our pipeline, if such candidates are successful and approved. We recently announced our intent to build a biologics manufacturing facility in Solothurn, Switzerland and our acquisition of an additional manufacturing facility in Research Triangle Park, North Carolina. Due to the long lead times necessary for the expansion of manufacturing capacity, we expect to incur significant investment to build or expand our facilities or obtain third party contract manufacturers with no assurance that such investment will be recouped. If we are unable to adequately and timely manufacture and supply our products and product candidates or if we do not fully utilize our manufacturing facilities, our business may be harmed.

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
Our Board of Directors has approved stock repurchase programs. The amount and timing of such stock repurchases are subject to capital availability and our determination that stock repurchases are in the best interest of our stockholders and are in compliance with all respective laws and our agreements applicable to the repurchase of stock. Our ability to repurchase stock will depend upon, among other factors, our cash balances and potential future capital requirements for strategic transactions, results of operations, financial condition, and other factors beyond our control that we may deem relevant. A reduction in, or the completion or expiration of, our stock repurchase programs could have a negative effect on our stock price. We can provide no assurance that we will repurchase stock at favorable prices, if at all.
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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table summarizes our common stock repurchase activity under our 2015 Share Repurchase Program during the third quarter of 2015:

Period	Total Number of Shares Purchased (#)	Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Programs (#)	Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under Our Programs ($ in millions)
July 2015	145,289	351.71	145,289	$4,906.7
August 2015	4,513,238	312.25	4,513,238	$3,497.5
September 2015	4,892,530	305.70	4,892,530	$2,001.8
Total	9,551,057	309.49
The following table summarizes our common stock repurchase activity under our 2011 Share Repurchase Program during the third quarter of 2015:

Period	Total Number of Shares Purchased (#)	Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Programs (#)	Maximum Number of Shares That May Yet Be Purchased Under Our Programs (#)
July 2015	—	—	—	1,264,156
August 2015	—	—	—	1,264,156
September 2015	—	—	—	1,264,156
Total	—	—
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
During the nine months ended September 30, 2015, we repurchased and retired approximately 9.7 million shares of common stock at a cost of $2,998.2 million under our 2015 Share Repurchase Program and did not repurchase any shares of common stock under our 2011 Share Repurchase Program. During the nine months ended September 30, 2014, we purchased approximately 1.2 million shares of common stock at a cost of $360.0 million under our 2011 Share Repurchase Program.
From October 1, 2015 through October 20, 2015, we repurchased and expect to retire approximately 3.2 million shares of common stock at a cost of $896.3 million under our 2015 Share Repurchase Program. During this time, we paid an average price per share of $276.09. As of October 20, 2015, approximately $1,105.5 million remains available to repurchase shares under this program.
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

BIOGEN INC.

/s/ Paul J. Clancy
Paul J. Clancy
Executive Vice President and
Chief Financial Officer
(principal financial officer)
October 21, 2015

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

4.1+++	Indenture, dated September 15, 2015, between Biogen Inc. and U.S. Bank National Association. Filed as Exhibit 4.1 to our Current Report on Form 8-K filed on September 16, 2015.

4.2+++	First Supplemental Indenture, dated September 15, 2015, between Biogen Inc. and U.S. Bank National Association. Filed as Exhibit 4.2 to our Current Report on Form 8-K filed on September 16, 2015.

10.1+++
Credit Agreement, dated August 28, 2015, between Biogen Inc., Bank of America, N.A., as administrative agent, swing line lender and an L/C issuer, and the other lenders party thereto. Filed as Exhibit 10.1 to our Current Report on Form 8-K filed on September 1, 2015.

31.1+	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1++	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101++
The following materials from Biogen Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

+    Filed herewith
++    Furnished herewith
+++    Previously filed