Form 10-Q
period 2016-03-31
BIOGEN INC.
filed 2016-04-21
CIK 875045

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒
The number of shares of the issuer’s Common Stock, $0.0005 par value, outstanding as of April 15, 2016, was 219,051,491 shares.

BIOGEN INC.
FORM 10-Q — Quarterly Report
For the Quarterly Period Ended March 31, 2016

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

•	expectations, plans and prospects relating to sales, pricing, growth and launch of our marketed and pipeline products;

•	the potential impact of increased product competition in the markets in which we compete;

•	the costs and timing of potential clinical trials, filing and approvals, and the potential therapeutic scope of the development and commercialization of our and our collaborators’ pipeline products;

•	the drivers for growing our business, including our plans and intent to commit resources relating to research and development programs;

•	the anticipated benefits, cost savings, and charges related to our corporate restructuring initiatives;

•
our manufacturing capacity, use of third-party contract manufacturing organizations and plans and timing relating to the expansion of our manufacturing capabilities, including investments and activities in new manufacturing facilities;

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

NOTE REGARDING COMPANY AND PRODUCT REFERENCES
Throughout this report, “Biogen,” the “Company,” “we,” “us” and “our” refer to Biogen Inc. and its consolidated subsidiaries. References to “RITUXAN” refer to both RITUXAN (the trade name for rituximab in the U.S., Canada and Japan) and MabThera (the trade name for rituximab outside the U.S., Canada and Japan).
NOTE REGARDING TRADEMARKS
ALPROLIX®, AVONEX®, BENEPALI®, ELOCTATE®, FLIXABI®, PLEGRIDY®, RITUXAN®, TECFIDERA® and TYSABRI® are registered trademarks of Biogen. FUMADERMTM and ZINBRYTATM are trademarks of Biogen. ENBREL®, REMICADE® and other trademarks referenced in this report are the property of their respective owners.

PART I FINANCIAL INFORMATION

BIOGEN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited, in millions, except per share amounts)

	For the Three Months Ended March 31,
	2016	2015
Revenues:
Product, net	$2,309.4	$2,172.3
Revenues from anti-CD20 therapeutic programs	329.5	330.6
Other	87.9	52.0
Total revenues	2,726.8	2,555.0
Cost and expenses:
Cost of sales, excluding amortization of acquired intangible assets	313.0	312.4
Research and development	437.3	460.5
Selling, general and administrative	497.3	560.4
Amortization of acquired intangible assets	88.8	95.9
Restructuring charges	9.7	—
(Gain) loss on fair value remeasurement of contingent consideration	2.3	7.8
Total cost and expenses	1,348.4	1,437.1
Income from operations	1,378.4	1,117.9
Other income (expense), net	(52.8)	(15.0)
Income before income tax expense and equity in loss of investee, net of tax	1,325.6	1,102.9
Income tax expense	356.4	281.9
Equity in loss of investee, net of tax	—	0.8
Net income	969.2	820.2
Net income (loss) attributable to noncontrolling interests, net of tax	(1.7)	(2.4)
Net income attributable to Biogen Inc.	$970.9	$822.5
Net income per share:
Basic earnings per share attributable to Biogen Inc.	$4.44	$3.50
Diluted earnings per share attributable to Biogen Inc.	$4.43	$3.49
Weighted-average shares used in calculating:
Basic earnings per share attributable to Biogen Inc.	218.9	235.0
Diluted earnings per share attributable to Biogen Inc.	219.3	235.6

See accompanying notes to these unaudited condensed consolidated financial statements.

BIOGEN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in millions)

	For the Three Months Ended March 31,
	2016	2015
Net income attributable to Biogen Inc.	$970.9	$822.5
Other comprehensive income:
Unrealized gains (losses) on securities available for sale, net of tax	2.5	1.3
Unrealized gains (losses) on cash flow hedges, net of tax	(47.6)	87.3
Unrealized gains (losses) on pension benefit obligation	0.2	1.3
Currency translation adjustment	9.6	(100.9)
Total other comprehensive income (loss), net of tax	(35.3)	(11.1)
Comprehensive income attributable to Biogen Inc.	935.6	811.5
Comprehensive income (loss) attributable to noncontrolling interests, net of tax	(1.7)	(2.3)
Comprehensive income	$933.9	$809.2

See accompanying notes to these unaudited condensed consolidated financial statements.

BIOGEN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in millions, except per share amounts)

	As of March 31, 2016	As of December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$1,130.7	$1,308.0
Marketable securities	2,454.7	2,120.5
Accounts receivable, net	1,395.1	1,227.0
Due from anti-CD20 therapeutic programs, net	315.1	314.5
Inventory	964.6	893.4
Other current assets	941.1	836.9
Total current assets	7,201.3	6,700.3
Marketable securities	3,189.8	2,760.4
Property, plant and equipment, net	2,258.9	2,187.6
Intangible assets, net	4,012.2	4,085.1
Goodwill	2,917.9	2,663.8
Investments and other assets	1,094.6	1,107.6
Total assets	$20,674.7	$19,504.8
LIABILITIES AND EQUITY
Current liabilities:
Current portion of notes payable and other financing arrangements	$4.9	$4.8
Taxes payable	496.5	208.7
Accounts payable	271.3	267.4
Accrued expenses and other	2,003.9	2,096.8
Total current liabilities	2,776.6	2,577.7
Notes payable and other financing arrangements	6,535.6	6,521.5
Long-term deferred tax liability	117.8	124.9
Other long-term liabilities	916.6	905.8
Total liabilities	10,346.6	10,129.9
Commitments and contingencies
Equity:
Biogen Inc. shareholders’ equity
Preferred stock, par value $0.001 per share	—	—
Common stock, par value $0.0005 per share	0.1	0.1
Additional paid-in capital	18.4	—
Accumulated other comprehensive loss	(259.3)	(224.0)
Retained earnings	13,179.3	12,208.4
Treasury stock, at cost	(2,611.7)	(2,611.7)
Total Biogen Inc. shareholders’ equity	10,326.8	9,372.8
Noncontrolling interests	1.3	2.1
Total equity	10,328.1	9,374.9
Total liabilities and equity	$20,674.7	$19,504.8

See accompanying notes to these unaudited condensed consolidated financial statements.

BIOGEN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in millions)

	For the Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net income	$969.2	$820.2
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	149.7	147.9
Share-based compensation	45.3	52.1
Deferred income taxes	8.9	16.7
Other	(20.2)	(32.9)
Changes in operating assets and liabilities, net:
Accounts receivable	(160.0)	(128.3)
Inventory	(88.6)	(21.5)
Accrued expenses and other current liabilities	(180.8)	(205.5)
Current taxes payable	225.1	154.0
Other changes in operating assets and liabilities, net	14.8	(69.7)
Net cash flows provided by operating activities	963.4	733.0
Cash flows from investing activities:
Proceeds from sales and maturities of marketable securities	1,181.1	373.6
Purchases of marketable securities	(1,914.4)	(323.0)
Acquisitions of business, net of cash acquired	—	(198.8)
Purchases of property, plant and equipment	(126.9)	(97.8)
Contingent consideration related to Fumapharm AG acquisition	(300.0)	(250.0)
Other	(43.0)	(6.7)
Net cash flows used in investing activities	(1,203.2)	(502.8)
Cash flows from financing activities:
Proceeds from issuance of stock for share-based compensation arrangements	14.5	25.6
Excess tax benefit from stock options	8.3	66.4
Other	24.6	(11.3)
Net cash flows provided by financing activities	47.4	80.8
Net increase in cash and cash equivalents	(192.4)	311.0
Effect of exchange rate changes on cash and cash equivalents	15.1	(37.8)
Cash and cash equivalents, beginning of the period	1,308.0	1,204.9
Cash and cash equivalents, end of the period	$1,130.7	$1,478.1

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
Our marketed products include TECFIDERA, AVONEX, PLEGRIDY, TYSABRI and FAMPYRA for multiple sclerosis (MS), ELOCTATE for hemophilia A and ALPROLIX for hemophilia B and FUMADERM for the treatment of severe plaque psoriasis. We also have a collaboration agreement with Genentech, Inc. (Genentech), a wholly-owned member of the Roche Group, which entitles us to certain business and financial rights with respect to RITUXAN for the treatment of non-Hodgkin's lymphoma, chronic lymphocytic leukemia (CLL) and other conditions, GAZYVA indicated for the treatment of CLL and follicular lymphoma, and other potential anti-CD20 therapies.
In addition to our innovative drug development efforts, we aim to leverage our manufacturing capabilities and scientific expertise through Samsung Bioepis, our joint venture with Samsung BioLogics Co. Ltd. (Samsung Biologics) that develops, manufactures and markets biosimilars as well as through other strategic contract manufacturing partners. Under our commercial agreement with Samsung Bioepis, we market and sell BENEPALI, an etanercept biosimilar referencing ENBREL in the European Union (E.U.).
Basis of Presentation
In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of our financial statements for interim periods in accordance with accounting principles generally accepted in the United States (U.S. GAAP). The information included in this quarterly report on Form 10-Q should be read in conjunction with our consolidated financial statements and the accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2015 (2015 Form 10-K). Our accounting policies are described in the “Notes to Consolidated Financial Statements” in our 2015 Form 10-K and updated, as necessary, in this Form 10-Q. The year-end condensed consolidated balance sheet data presented for comparative purposes was derived from our audited financial statements, but does not include all disclosures required by U.S. GAAP. The results of operations for the three months ended March 31, 2016, are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.
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

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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
In May 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes all existing revenue recognition requirements, including most industry-specific guidance. The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delayed the effective date of the new standard from January 1, 2017 to January 1, 2018. The FASB also agreed to allow entities to choose to adopt the standard as of the original effective date. In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations, which clarifies the implementation guidance on principal versus agent considerations. We are currently evaluating the method of adoption and the potential impact that Topic 606 may have on our financial position and results of operations.
During 2015, the FASB issued the following new standards, which we adopted on January 1, 2016:

•	ASU No. 2015-05, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Fees Paid in a Cloud Computing Arrangement.

•	ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory.

•	ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments.
The adoption of these standards did not have an impact on our financial position or results of operations. For additional information related to these standards, please read Note 1, Summary of Significant Accounting Policies: New Accounting Pronouncements to our consolidated financial statements included in our 2015 Form 10-K.
In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The new standard amends certain aspects of accounting and disclosure requirements of financial instruments, including the requirement that equity investments with readily determinable fair values be measured at fair value with changes in fair value recognized in our results of operations. The new standard does not apply to investments accounted for under the equity method of accounting or those that result in consolidation of the investee. Equity investments that do not have readily determinable fair values may be measured at fair value or at cost minus impairment adjusted for changes in observable prices. A financial liability that is measured at fair value in accordance with the fair value option is required to be presented separately in other comprehensive income for the portion of the total change in the fair value resulting from change in the instrument-specific credit risk. In addition, a valuation allowance should be evaluated on deferred tax assets related to available-for-sale debt securities in combination with other deferred tax assets. The new standard will be effective for us on January 1, 2018. The adoption of this standard is not expected to have a material impact on our financial position or results of operations.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The new standard requires that all lessees recognize the assets and liabilities that arise from leases on the balance sheet and disclose qualitative and quantitative information about its leasing arrangements. The new standard will be effective for us on January 1, 2019. The adoption of this standard is expected to have a material impact on our financial position. We are currently evaluating the potential impact that this standard may have on our results of operations.
In March 2016, the FASB issued ASU No. 2016-06, Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments. The new standard simplifies the embedded derivative analysis for debt instruments containing contingent call or put options by removing the requirement to assess whether a contingent event is related to interest rates or credit risks. The new standard will be effective for us on January 1, 2017. The adoption of this standard is not expected to have an impact on our financial position or results of operations.
In March 2016, the FASB issued ASU No. 2016-07, Investments - Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting. The new standard eliminates the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an adjustment must be made to the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. The new standard will be effective for us on January 1, 2017. The adoption of this standard is not expected to have a material impact on our financial position or results of operations.
In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The new standard involves several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. The new standard will be effective for us on January 1, 2017. We are currently evaluating the potential impact that this standard may have on our financial position, results of operations and statement of cash flows.
2.    Restructuring
On October 21, 2015, we announced a corporate restructuring, which included the termination of certain pipeline programs and an 11% reduction in workforce. We anticipate making cash payments totaling approximately $120 million under this program, which includes approximately $15.9 million related to previously accrued 2015 incentive compensation, resulting in net expected restructuring charges totaling approximately $105 million. These amounts have been substantially incurred and will be substantially paid by the end of 2016.
For the three months ended March 31, 2016, we recognized restructuring charges totaling $9.7 million, of which $1.4 million was related to our workforce reduction and $8.3 million was related to the pipeline program terminations. We previously recognized $93.4 million of restructuring charges in our consolidated statements of income during the fourth quarter of 2015. Our restructuring reserve is included in accrued expenses and other in our condensed consolidated balance sheets.
The following table summarizes the charges and spending related to our restructuring efforts during the first quarter of 2016:

(In millions)	Workforce Reduction	Pipeline Programs	Total
Restructuring reserve as of December 31, 2015	$33.7	$3.6	$37.3
Expense	4.9	5.4	10.3
Payments	(25.1)	(4.6)	(29.7)
Adjustments to previous estimates, net	(3.5)	2.9	(0.6)
Restructuring reserve as of March 31, 2016	$10.0	$7.3	$17.3

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

3.    Reserves for Discounts and Allowances
An analysis of the change in reserves for discounts and allowances is summarized as follows:

(In millions)	Discounts	Contractual Adjustments	Returns	Total
Balance, as of December 31, 2015	$56.1	$548.7	$57.9	$662.7
Current provisions relating to sales in current year	127.9	480.1	8.7	616.7
Adjustments relating to prior years	(2.6)	1.1	0.1	(1.4)
Payments/credits relating to sales in current year	(74.3)	(187.9)	(0.3)	(262.5)
Payments/credits relating to sales in prior years	(48.0)	(229.7)	(5.5)	(283.2)
Balance, as of March 31, 2016	$59.1	$612.3	$60.9	$732.3
The total reserves above, included in our condensed consolidated balance sheets, are summarized as follows:

(In millions)	As of March 31, 2016	As of December 31, 2015
Reduction of accounts receivable	$156.9	$144.6
Component of accrued expenses and other	575.4	518.1
Total reserves	$732.3	$662.7
4.    Inventory
The components of inventory are summarized as follows:

(In millions)	As of March 31, 2016	As of December 31, 2015
Raw materials	$249.5	$213.0
Work in process	607.9	577.6
Finished goods	144.1	143.0
Total inventory	$1,001.5	$933.6

Balance Sheet Classification:
Inventory	$964.6	$893.4
Investments and other assets	36.9	40.2
Total inventory	$1,001.5	$933.6
Inventory included in investments and other assets in our condensed consolidated balance sheets primarily consisted of work in process.
As of March 31, 2016, our inventory included $23.5 million associated with our ZINBRYTA program and $33.8 million associated with the FLIXABI program, which have been capitalized in advance of regulatory approval. As of December 31, 2015, our inventory included $24.7 million associated with our ZINBRYTA program, $24.2 million associated with the FLIXABI program and $18.4 million associated with the BENEPALI program, which had been capitalized in advance of regulatory approval. In January 2016, the European Commission (EC) approved the marketing authorization application (MAA) for BENEPALI for marketing in the E.U.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

5.    Intangible Assets and Goodwill
Intangible Assets
Intangible assets, net of accumulated amortization, impairment charges and adjustments, are summarized as follows:

		As of March 31, 2016			As of December 31, 2015
(In millions)	Estimated Life	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Out-licensed patents	13-23 years	$543.3	$(510.5)	$32.8	$543.3	$(506.0)	$37.3
Developed technology	15-23 years	3,005.3	(2,578.1)	427.2	3,005.3	(2,552.9)	452.4
In-process research and development	Indefinite until commercialization	718.5	—	718.5	730.5	—	730.5
Trademarks and tradenames	Indefinite	64.0	—	64.0	64.0	—	64.0
Acquired and in-licensed rights and patents	6-18 years	3,331.1	(561.4)	2,769.7	3,303.2	(502.3)	2,800.9
Total intangible assets		$7,662.2	$(3,650.0)	$4,012.2	$7,646.3	$(3,561.2)	$4,085.1
For the three months ended March 31, 2016, amortization of acquired intangible assets totaled $88.8 million, as compared to $95.9 million in the prior year comparative period. In-process research and development amounts are adjusted for foreign exchange rate fluctuations.
Developed Technology
Developed technology primarily relates to our AVONEX product, which was recorded in connection with the merger of Biogen, Inc. and IDEC Pharmaceuticals Corporation in 2003. The net book value of this asset as of March 31, 2016 was $418.9 million.
Acquired and In-licensed Rights and Patents
Acquired and in-licensed rights and patents primarily relate to our acquisition of all remaining rights to TYSABRI from Elan Corporation plc (Elan). The net book value of this asset as of March 31, 2016 was $2,689.2 million.
The increase in acquired and in-licensed rights and patents during the three months ended March 31, 2016, was primarily related to the $25.0 million milestone payment due to Samsung Bioepis, which became payable upon the approval of BENEPALI in the E.U. in January 2016. For additional information on our relationship with Samsung Bioepis, please read Note 17, Collaborative and Other Relationships to these condensed consolidated financial statements.

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
Our most recent long range planning cycle was completed in the third quarter of 2015. Based upon this analysis, the estimated future amortization of acquired intangible assets is expected to be as follows:

(In millions)	As of March 31, 2016
2016 (remaining nine months)	$265.3
2017	321.0
2018	293.6
2019	277.6
2020	271.6
2021	259.3
Total	$1,688.4
Goodwill
The following table provides a roll forward of the changes in our goodwill balance:

(In millions)	As of March 31, 2016
Goodwill, beginning of year	$2,663.8
Increase to goodwill	257.8
Other	(3.7)
Goodwill, end of year	$2,917.9
The increase in goodwill during the three months ended March 31, 2016 was related to $300.0 million in contingent milestones achieved (exclusive of $42.2 million in tax benefits) and payable to the former shareholders of Fumapharm AG or holders of their rights. Other includes changes in foreign exchange rates. For additional information related to future contingent payments to the former shareholders of Fumapharm AG or holders of their rights, please read Note 19, Commitments and Contingencies to these condensed consolidated financial statements.
As of March 31, 2016, we had no accumulated impairment losses related to goodwill.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

6.    Fair Value Measurements
The tables below present information about our assets and liabilities that are regularly measured and carried at fair value and indicate the level within the fair value hierarchy of the valuation techniques we utilized to determine such fair value:

As of March 31, 2016 (In millions)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$820.6	$—	$820.6	$—
Marketable debt securities:
Corporate debt securities	1,855.1	—	1,855.1	—
Government securities	3,279.9	—	3,279.9	—
Mortgage and other asset backed securities	509.5	—	509.5	—
Marketable equity securities	32.8	32.8	—	—
Derivative contracts	30.6	—	30.6	—
Plan assets for deferred compensation	40.4	—	40.4	—
Total	$6,568.9	$32.8	$6,536.1	$—
Liabilities:
Derivative contracts	$46.6	$—	$46.6	$—
Contingent consideration obligations	508.3	—	—	508.3
Total	$554.9	$—	$46.6	$508.3

As of December 31, 2015 (In millions)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$909.5	$—	$909.5	$—
Marketable debt securities:
Corporate debt securities	1,510.9	—	1,510.9	—
Government securities	2,875.9	—	2,875.9	—
Mortgage and other asset backed securities	494.1	—	494.1	—
Marketable equity securities	37.5	37.5	—	—
Derivative contracts	27.2	—	27.2	—
Plan assets for deferred compensation	40.1	—	40.1	—
Total	$5,895.2	$37.5	$5,857.7	$—
Liabilities:
Derivative contracts	$14.7	$—	$14.7	$—
Contingent consideration obligations	506.0	—	—	506.0
Total	$520.7	$—	$14.7	$506.0
There have been no material impairments of our assets measured and carried at fair value during the three months ended March 31, 2016. In addition, there were no changes in valuation techniques or inputs utilized or transfers between fair value measurement levels during the three months ended March 31, 2016. The fair values of Level 2 instruments classified as cash equivalents and marketable debt securities were determined through third party pricing services. For a description of our validation procedures related to prices provided by third party pricing services, refer to Note 1, Summary of Significant Accounting Policies: Fair Value Measurements, to our consolidated financial statements included in our 2015 Form 10-K.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

Debt Instruments
The fair and carrying values of our debt instruments, which are Level 2 liabilities, are summarized as follows:

	As of March 31, 2016		As of December 31, 2015
(In millions)	Fair Value	Carrying Value	Fair Value	Carrying Value
Notes payable to Fumedica	$9.7	$9.4	$9.4	$9.0
6.875% Senior Notes due March 1, 2018	603.7	563.6	602.6	565.3
2.900% Senior Notes due September 15, 2020	1,543.4	1,500.7	1,497.5	1,485.5
3.625% Senior Notes due September 15, 2022	1,058.7	992.5	1,014.2	992.2
4.050% Senior Notes due September 15, 2025	1,880.8	1,733.7	1,764.6	1,733.4
5.200% Senior Notes due September 15, 2045	1,957.1	1,721.2	1,757.6	1,721.1
Total	$7,053.4	$6,521.1	$6,645.9	$6,506.5
The fair value of our notes payable to Fumedica was estimated using market observable inputs, including current interest and foreign currency exchange rates. The fair values of each of our series of Senior Notes were determined through market, observable, and corroborated sources. For additional information related to our debt instruments, please read Note 11, Indebtedness to our consolidated financial statements included in our 2015 Form 10-K.
Contingent Consideration Obligations
The following table provides a roll forward of the fair values of our contingent consideration obligations which includes Level 3 measurements:

	For the Three Months Ended March 31,
(In millions)	2016	2015
Fair value, beginning of period	$506.0	$215.5
Additions	—	238.5
Changes in fair value	2.3	7.8
Payments	—	—
Fair value, end of period	$508.3	$461.8
As of March 31, 2016 and December 31, 2015, approximately $303.2 million and $301.3 million, respectively, of our contingent consideration obligations valued using Level 3 measurements were reflected as components of other long-term liabilities in our condensed consolidated balance sheets with the remaining balances reflected as a component of accrued expenses and other.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

7.    Financial Instruments
The following table summarizes our financial assets with maturities of less than 90 days from the date of purchase included in cash and cash equivalents on the accompanying condensed consolidated balance sheet:

(In millions)	As of March 31, 2016	As of December 31, 2015
Commercial paper	$7.4	$21.9
Overnight reverse repurchase agreements	90.2	134.7
Money market funds	488.7	673.8
Short-term debt securities	234.3	79.1
Total	$820.6	$909.5
The carrying values of our commercial paper, including accrued interest, overnight reverse repurchase agreements, money market funds and our short-term debt securities approximate fair value due to their short-term maturities. Our overnight reverse repurchase agreements are collateralized with agency-guaranteed mortgage-backed securities and represent approximately 0.4% and 0.7% of total assets as of March 31, 2016 and December 31, 2015, respectively.
The following tables summarize our marketable debt and equity securities, classified as available-for-sale:

As of March 31, 2016 (In millions)	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost
Corporate debt securities
Current	$629.4	$0.2	$(0.3)	$629.5
Non-current	1,225.7	4.4	(1.1)	1,222.4
Government securities
Current	1,823.2	0.4	(0.2)	1,823.0
Non-current	1,456.7	1.4	(0.7)	1,456.0
Mortgage and other asset backed securities
Current	2.1	—	—	2.1
Non-current	507.4	0.5	(1.1)	508.0
Total marketable debt securities	$5,644.5	$6.9	$(3.4)	$5,641.0
Marketable equity securities, non-current	$32.8	$2.1	$(2.9)	$33.6

As of December 31, 2015 (In millions)	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost
Corporate debt securities
Current	$394.3	$—	$(0.5)	$394.8
Non-current	1,116.6	0.1	(4.1)	1,120.6
Government securities
Current	1,723.4	0.1	(1.1)	1,724.4
Non-current	1,152.5	—	(3.1)	1,155.6
Mortgage and other asset backed securities
Current	2.8	—	—	2.8
Non-current	491.3	0.1	(1.8)	493.0
Total marketable debt securities	$4,880.9	$0.3	$(10.6)	$4,891.2
Marketable equity securities, non-current	$37.5	$9.2	$—	$28.3

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

Summary of Contractual Maturities: Available-for-Sale Securities
The estimated fair value and amortized cost of our marketable debt securities available-for-sale by contractual maturity are summarized as follows:

	As of March 31, 2016		As of December 31, 2015
(In millions)	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost
Due in one year or less	$2,454.7	$2,454.6	$2,120.5	$2,122.0
Due after one year through five years	3,026.9	3,023.1	2,575.9	2,583.9
Due after five years	162.9	163.3	184.5	185.3
Total available-for-sale securities	$5,644.5	$5,641.0	$4,880.9	$4,891.2
The average maturity of our marketable debt securities available-for-sale as of March 31, 2016 and December 31, 2015 was approximately 15 months and 16 months, respectively.
Proceeds from Marketable Debt Securities
The proceeds from maturities and sales of marketable debt securities and resulting realized gains and losses are summarized as follows:

	For the Three Months Ended March 31,
(In millions)	2016	2015
Proceeds from maturities and sales	$1,181.1	$373.6
Realized gains	$0.4	$0.2
Realized losses	$(0.4)	$(0.3)
Strategic Investments
As of March 31, 2016 and December 31, 2015, our strategic investment portfolio was comprised of investments totaling $102.0 million and $96.0 million, respectively, which are included in investments and other assets in our condensed consolidated balance sheets. Our strategic investment portfolio includes investments in equity securities of certain biotechnology companies and investments in venture capital funds where the underlying investments are in equity securities of biotechnology companies.
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
Foreign currency forward contracts in effect as of March 31, 2016 and December 31, 2015 had durations of 1 to 21 months and 1 to 18 months, respectively. These contracts have been designated as cash flow hedges and accordingly, to the extent effective, any unrealized gains or losses on these foreign currency forward contracts are reported in accumulated other comprehensive income (loss) (referred to as AOCI in the tables below). Realized gains and losses for the effective portion of such contracts are recognized in revenue when the sale of product in the currency being hedged is recognized and, beginning in the fourth quarter 2015, in operating expenses when the expense in the currency being hedged is recorded. To the extent ineffective, hedge transaction gains and losses are reported in other income (expense), net.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

The notional value of foreign currency forward contracts that were entered into to hedge forecasted revenues and operating expenses is summarized as follows:

	Notional Amount
Foreign Currency: (In millions)	As of March 31, 2016	As of December 31, 2015
Euro	$1,251.3	$945.5
Swiss francs	65.5	80.8
Canadian dollar	58.3	76.7
Total foreign currency forward contracts	$1,375.1	$1,103.0
The portion of the fair value of these foreign currency forward contracts that was included in accumulated other comprehensive income (loss) in total equity reflected net losses of $46.0 million and net gains of $1.8 million as of March 31, 2016 and December 31, 2015, respectively. We expect all contracts to be settled over the next 21 months and any amounts in accumulated other comprehensive income (loss) to be reported as an adjustment to revenue or operating expense. We consider the impact of our and our counterparties’ credit risk on the fair value of the contracts as well as the ability of each party to execute its contractual obligations. As of March 31, 2016 and December 31, 2015, credit risk did not change the fair value of our foreign currency forward contracts.
The following table summarizes the effect of foreign currency forward contracts designated as hedging instruments on our condensed consolidated statements of income:

For the Three Months Ended March 31,
Net Gains/(Losses) Reclassified from AOCI into Operating Income (Effective Portion)			Net Gains/(Losses) Recognized into Net Income (Ineffective Portion)
Location	2016	2015	Location	2016	2015
Revenue	$8.8	$35.0	Other income (expense)	$1.9	$2.2
Operating expenses	$(0.1)	$—	Other income (expense)	$(0.3)	$—
Interest Rate Contracts - Hedging Instruments
We have entered into interest rate swap contracts on certain borrowing transactions to manage our exposure to interest rate changes.
In connection with the issuance of our 2.90% Senior Notes, we entered into interest rate swaps with an aggregate notional amount of $675.0 million, which expire on September 15, 2020. The interest rate swap contracts are designated as hedges of the fair value changes in the 2.90% Senior Notes attributable to changes in interest rates. Since the specific terms and notional amount of the swaps match the debt being hedged, it is assumed to be a highly effective hedge and all changes in the fair value of the swaps are recorded as a component of the 2.90% Senior Notes with no net impact recorded in income. Any net interest payments made or received on the interest rate swap contracts are recognized as a component of interest expense in our condensed consolidated statements of income.
Foreign Currency Forward Contracts - Other Derivatives
We also enter into other foreign currency forward contracts, usually with one month durations, to mitigate the foreign currency risk related to certain balance sheet positions. We have not elected hedge accounting for these transactions.
The aggregate notional amount of these outstanding foreign currency contracts was $680.8 million and $721.0 million as of March 31, 2016 and December 31, 2015, respectively. A net gain of $2.4 million related to these contracts was recognized as a component of other income (expense), net, for three months ended March 31, 2016, as compared to a net loss of $9.7 million, in the prior year comparative period.

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
The following table summarizes the fair value and presentation in our condensed consolidated balance sheets of our outstanding derivatives including those designated as hedging instruments:

		Fair Value
(In millions)	Balance Sheet Location	As of March 31, 2016
Hedging Instruments:
Asset derivatives	Other current assets	$1.8
	Investments and other assets	$12.8
Liability derivatives	Accrued expenses and other	$35.0
	Other long-term liabilities	$7.1
Other Derivatives:
Asset derivatives	Other current assets	$16.0
Liability derivatives	Accrued expenses and other	$4.5

		Fair Value
(In millions)	Balance Sheet Location	As of December 31, 2015
Hedging Instruments:
Asset derivatives	Other current assets	$16.6
	Investments and other assets	$0.3
Liability derivatives	Accrued expenses and other	$10.2
	Other long-term liabilities	$2.5
Other Derivatives:
Asset derivatives	Other current assets	$10.3
Liability derivatives	Accrued expenses and other	$2.0
9.    Property, Plant and Equipment
Property, plant and equipment are recorded at historical cost, net of accumulated depreciation. Accumulated depreciation on property, plant and equipment was $1,394.4 million and $1,330.1 million as of March 31, 2016 and December 31, 2015, respectively.
Solothurn, Switzerland Facility
On December 1, 2015, we purchased land in Solothurn, Switzerland for 64.4 million Swiss Francs (approximately $62.5 million). We are building a biologics manufacturing facility on this land in the Commune of Luterbach over the next several years. As of March 31, 2016 and December 31, 2015, we had approximately $158.0 million and $99.0 million, respectively, capitalized as construction in progress related to the construction of this facility.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

10.    Equity
Total equity as of March 31, 2016 increased $953.2 million compared to December 31, 2015. This increase was primarily driven by net income attributable to Biogen Inc. of $970.9 million.
Noncontrolling Interests
The following table reconciles equity attributable to noncontrolling interests (NCI):

	For the Three Months Ended March 31,
(In millions)	2016	2015
NCI, beginning of period	$2.1	$5.0
Net income (loss) attributable to NCI, net of tax	(1.7)	(2.4)
Fair value of net assets and liabilities acquired and assigned to NCI	0.9	—
Translation adjustment and other	—	0.1
NCI, end of period	$1.3	$2.7
11.    Accumulated Other Comprehensive Income (Loss)
The following table summarizes the changes in accumulated other comprehensive income (loss), net of tax by component:

(In millions)	Unrealized Gains (Losses) on Securities Available for Sale	Unrealized Gains (Losses) on Cash Flow Hedges	Unfunded Status of Postretirement Benefit Plans	Translation Adjustments	Total
Balance, as of December 31, 2015	$(0.8)	$10.2	$(37.8)	$(195.6)	$(224.0)
Other comprehensive income (loss) before reclassifications	2.5	(38.9)	0.2	9.6	(26.6)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(8.7)	—	—	(8.7)
Net current period other comprehensive income (loss)	2.5	(47.6)	0.2	9.6	(35.3)
Balance, as of March 31, 2016	$1.7	$(37.4)	$(37.6)	$(186.0)	$(259.3)

(In millions)	Unrealized Gains (Losses) on Securities Available for Sale	Unrealized Gains (Losses) on Cash Flow Hedges	Unfunded Status of Postretirement Benefit Plans	Translation Adjustments	Total
Balance, as of December 31, 2014	$(0.4)	$71.7	$(31.6)	$(99.2)	$(59.5)
Other comprehensive income (loss) before reclassifications	1.2	122.1	1.3	(100.9)	23.7
Amounts reclassified from accumulated other comprehensive income (loss)	0.1	(34.8)	—	—	(34.7)
Net current period other comprehensive income (loss)	1.3	87.3	1.3	(100.9)	(11.1)
Balance, as of March 31, 2015	$0.9	$159.0	$(30.3)	$(200.1)	$(70.5)

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

The following table summarizes the amounts reclassified from accumulated other comprehensive income:

(In millions)	Income Statement Location	Amounts Reclassified from Accumulated Other Comprehensive Income
		For the Three Months Ended March 31,
		2016	2015
Gains (losses) on securities available for sale	Other income (expense)	$—	$(0.1)
	Income tax benefit (expense)	—	—

Gains (losses) on cash flow hedges	Revenues	8.8	35.0
	Operating expenses	(0.1)	—
	Other income (expense)	0.1	—
	Income tax benefit (expense)	(0.1)	(0.2)

Total reclassifications, net of tax		$8.7	$34.7
12.    Earnings per Share
Basic and diluted earnings per share are calculated as follows:

	For the Three Months Ended March 31,
(In millions)	2016	2015
Numerator:
Net income attributable to Biogen Inc.	$970.9	$822.5
Denominator:
Weighted average number of common shares outstanding	218.9	235.0
Effect of dilutive securities:
Stock options and employee stock purchase plan	0.1	0.1
Time-vested restricted stock units	0.2	0.3
Market stock units	0.1	0.2
Dilutive potential common shares	0.4	0.6
Shares used in calculating diluted earnings per share	219.3	235.6
Amounts excluded from the calculation of net income per diluted share because their effects were anti-dilutive were insignificant.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

13.     Share-based Payments
Share-based Compensation Expense
The following table summarizes share-based compensation expense included in our condensed consolidated statements of income:

	For the Three Months Ended March 31,
(In millions)	2016	2015
Research and development	$21.4	$35.4
Selling, general and administrative	34.7	55.6
Restructuring charges	(1.8)	—
Subtotal	54.3	91.0
Capitalized share-based compensation costs	(3.1)	(3.4)
Share-based compensation expense included in total cost and expenses	51.2	87.6
Income tax effect	(15.2)	(26.7)
Share-based compensation expense included in net income attributable to Biogen Inc.	$36.0	$60.9
The following table summarizes share-based compensation expense associated with each of our share-based compensation programs:

	For the Three Months Ended March 31,
(In millions)	2016	2015
Market stock units	$13.4	$17.0
Time-vested restricted stock units	30.1	31.9
Cash settled performance units	0.2	23.8
Performance units	6.9	13.2
Employee stock purchase plan	3.7	5.1
Subtotal	54.3	91.0
Capitalized share-based compensation costs	(3.1)	(3.4)
Share-based compensation expense included in total cost and expenses	$51.2	$87.6
We estimate the fair value of our obligations associated with our performance units and cash settled performance units at the end of each reporting period through expected settlement. Cumulative adjustments to these obligations are recorded each quarter to reflect changes in the stock price and estimated outcome of the performance-related conditions.
Grants Under Share-based Compensation Plans
The following table summarizes our equity grants to employees, officers and directors under our current stock plans:

	For the Three Months Ended March 31,
	2016	2015
Market stock units	146,000	175,000
Cash settled performance shares	73,000	112,000
Performance units	57,000	89,000
Time-vested restricted stock units	549,000	351,000

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

Employee Stock Purchase Plan (ESPP)
In June 2015, our stockholders approved the Biogen Inc. 2015 ESPP (2015 ESPP). The 2015 ESPP, which became effective on July 1, 2015, replaced the Biogen Idec Inc. 1995 ESPP (1995 ESPP), which expired on June 30, 2015. The maximum aggregate number of shares of our common stock that may be purchased under the 2015 ESPP is 6,200,000.
For the three months ended March 31, 2016, approximately 65,000 shares were issued under our 2015 ESPP, compared to approximately 68,000 shares issued under our 1995 ESPP in the prior year comparative period.
14.    Income Taxes
A reconciliation between the U.S. federal statutory tax rate and our effective tax rate is summarized as follows:

	For the Three Months Ended March 31,
	2016	2015
Statutory rate	35.0%	35.0%
State taxes	1.0	(0.4)
Taxes on foreign earnings	(8.1)	(8.4)
Credits and net operating loss utilization	(1.2)	(0.7)
Purchased intangible assets	1.1	1.0
Manufacturing deduction	(1.8)	(1.6)
Other permanent items	0.6	0.6
Other	0.3	0.1
Effective tax rate	26.9%	25.6%
For the three months ended March 31, 2016, compared to the same period in 2015, our effective tax rate increased due to a state tax benefit in 2015, described below.
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
In March 2015, we received a final assessment from the Danish Tax Authority (SKAT) for 2009 regarding withholding taxes and the treatment of certain intercompany transactions involving our Danish affiliate and another of our affiliates. In April 2016, we received final assessments for 2011 and 2013 regarding withholding taxes for similar intercompany transactions. The total amount assessed for 2009, 2011 and 2013 is estimated to be $67.0 million, including interest. We are disputing the assessments for these periods, and believe that the positions we have taken are valid.
During the three months ended March 31, 2015, the net effect of adjustments to our uncertain tax positions was a net benefit of approximately $16.4 million primarily related to the state impact of a federal uncertain tax item.
It is reasonably possible that we will adjust the value of our uncertain tax positions related to our revenues from anti-CD20 therapeutic programs and certain transfer pricing issues as we receive additional information from various taxing authorities, including reaching settlements with the tax authorities. In addition, the Internal Revenue Service (IRS) and other national tax authorities routinely examine our intercompany transfer pricing with respect to intellectual property related transactions and it is possible that they may disagree with one or more positions we have taken with respect to such valuations.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

In October 2011, in conjunction with our examination, the IRS proposed a disallowance of approximately $130.0 million in deductions for tax years 2007, 2008 and 2009 related to payments for services provided by our wholly owned Danish subsidiary located in Hillerød, Denmark. We initiated a mutual agreement procedure between the IRS and SKAT for the years 2001 through 2009, to reach agreement on the issue. In addition, we applied for a bilateral advanced pricing agreement for the years 2010 through 2014 to resolve similar issues for the subsequent years. Over the past year, we have reached agreement with the tax authorities in the U.S. and Denmark regarding the tax treatment of these items for the years up to and including 2009. We have recorded the results of these agreements, which were not significant to our results.
15.    Other Consolidated Financial Statement Detail
Other Income (Expense), Net
Components of other income (expense), net, are summarized as follows:

	For the Three Months Ended March 31,
(In millions)	2016	2015
Interest income	$11.2	$3.3
Interest expense	(63.3)	(6.7)
Gain (loss) on investments, net	1.6	(1.7)
Foreign exchange gains (losses), net	2.1	(13.0)
Other, net	(4.4)	3.1
Total other income (expense), net	$(52.8)	$(15.0)
Other Current Assets
Other current assets includes prepaid taxes totaling approximately $613.2 million and $550.6 million as of March 31, 2016 and December 31, 2015, respectively.
Accrued Expenses and Other
Accrued expenses and other consists of the following:

(In millions)	As of March 31, 2016	As of December 31, 2015
Revenue-related reserves for discounts and allowances	$575.4	$518.1
Current portion of contingent consideration obligations	505.1	504.7
Employee compensation and benefits	180.4	270.8
Royalties and licensing fees	161.0	167.9
Other	582.0	635.3
Total accrued expenses and other	$2,003.9	$2,096.8
Pricing of TYSABRI in Italy - AIFA
In the fourth quarter of 2011, Biogen Italia SRL, our Italian subsidiary, received a notice from the Italian National Medicines Agency (Agenzia Italiana del Farmaco or AIFA) that sales of TYSABRI after mid-February 2009 exceeded a reimbursement limit established pursuant to a Price Determination Resolution (Price Resolution) granted by AIFA in December 2006. In January 2012, we filed an appeal in the Regional Administrative Tribunal of Lazio (Il Tribunale Amministrativo Regionale per il Lazio) in Rome, Italy seeking a ruling that the reimbursement limit in the Price Resolution should apply as written to only "the first 24 months" of TYSABRI sales, which ended in mid-February 2009. That appeal is still pending.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

In June 2014, AIFA approved a resolution affirming that there is no reimbursement limit from and after February 2013. As a result, we recognized $53.5 million of TYSABRI revenues related to the periods beginning February 2013 that were previously deferred. AIFA and Biogen Italia SRL are still discussing a possible resolution for the period from February 2009 through January 2013. We have approximately EUR75 million recorded as accrued expenses and deferred revenue both included in our long-term liabilities in our condensed consolidated balance sheets for this matter as of March 31, 2016 and December 31, 2015, respectively.
For additional information relating to our agreement with AIFA relating to sales of TYSABRI in Italy, please read Note 17, Other Consolidated Financial Statement Detail to our consolidated financial statements included in our 2015 Form 10-K.
16.    Investments in Variable Interest Entities
Consolidated Variable Interest Entities
Our condensed consolidated financial statements include the financial results of variable interest entities in which we are the primary beneficiary.
Neurimmune SubOne AG
In 2007, we entered into a collaboration agreement with Neurimmune SubOne AG (Neurimmune), a subsidiary of Neurimmune AG, for the development and commercialization of antibodies for the treatment of Alzheimer’s disease. Neurimmune conducts research to identify potential therapeutic antibodies and we are responsible for the development, manufacturing and commercialization of all products. Our anti-amyloid beta antibody, aducanumab, for the treatment of Alzheimer’s disease resulted from this collaboration. Based upon our current development plans for aducanumab, we may pay Neurimmune up to $275.0 million in remaining milestone payments. We may also pay royalties in the low-to-mid-teens on sales of any resulting commercial products.
We determined that we are the primary beneficiary of Neurimmune because we have the power through the collaboration to direct the activities that most significantly impact the entity’s economic performance and are required to fund 100% of the research and development costs incurred in support of the collaboration agreement. Accordingly, we consolidate the results of Neurimmune.
We are required to reimburse Neurimmune for amounts that are incurred by Neurimmune for research and development expenses in support of the collaboration. Amounts reimbursed are reflected in research and development expense in our condensed consolidated statements of income. For the three months ended March 31, 2016 and 2015, these amounts were immaterial. Future milestone payments and royalties, if any, will be reflected in our condensed consolidated statements of income as a charge to noncontrolling interest, net of tax, when such milestones are achieved.
The assets and liabilities of Neurimmune are not significant to our financial position or results of operations as it is a research and development organization. We have provided no financing to Neurimmune other than previously contractually required amounts.
Other Variable Interest Entities
We also consolidate the financial results of our other variable interest entities where we are the primary beneficiary. We may pay these variable interest entities up to approximately $8.0 million in remaining milestone payments. We have provided no financing to these entities other than amounts provided for in the contract.
Unconsolidated Variable Interest Entities
We have relationships with other variable interest entities that we do not consolidate as we lack the power to direct the activities that significantly impact the economic success of these entities. These relationships include investments in certain biotechnology companies and research collaboration agreements. As of March 31, 2016 and December 31, 2015, the total carrying value of our investments in biotechnology companies totaled $38.8 million and $29.2 million, respectively. Our maximum exposure to loss related to these variable interest entities is limited to the carrying value of our investments.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

We have also entered into research collaboration agreements with certain variable interest entities where we are required to fund certain development activities. These development activities are included in research and development expense in our condensed consolidated statements of income, as they are incurred. We have provided no financing to these variable interest entities other than previously contractually required amounts.
For additional information related to our investments in variable interest entities, please read Note 18, Investments in Variable Interest Entities to our consolidated financial statements included in our 2015 Form 10-K.
17.    Collaborative and Other Relationships
Swedish Orphan Biovitrum AB
In January 2007, we acquired 100% of the stock of Syntonix. Syntonix had previously entered into a collaboration agreement with Swedish Orphan Biovitrum AB (publ) (Sobi) to jointly develop and commercialize Factor VIII and Factor IX hemophilia products, including ELOCTATE and ALPROLIX. We have commercial rights for North America (the Biogen North America Territory) and for rest of the world markets outside of the Sobi Territory, as defined below, (the Biogen Direct Territory). Subject to the exercise of an option right that Sobi controls, Sobi will have commercial rights in, essentially, Europe, North Africa, Russia and certain countries in the Middle East (the Sobi Territory). The collaboration agreement was amended and restated in April 2014. For additional information on our collaboration agreement with Sobi, please read Note 19, Collaborative and Other Relationships to our consolidated financial statements included in our 2015 Form 10-K.
ELOCTA, the trade name for ELOCATE in the E.U., was approved by the EC in November 2015 and Sobi had its first commercial sale in January 2016. In March 2016, the EC approved the transfer of the marketing authorization for ELOCTA to Sobi, making Sobi the marketing authorization holder of ELOCTA in the E.U. As the marketing authorization holder, Sobi assumes full legal responsibility for ELOCTA, from a regulatory perspective, during its entire life cycle in the E.U. As of March 31, 2016, approximately $165.0 million in expenditures for ELOCTA, net of an escrow payment and other royalty adjustments as described in footnote (3) to the table below, are reimbursable by Sobi under our collaboration agreement due to Sobi's election to assume final development and commercialization of ELOCTA in the Sobi Territory, which is the Opt-In Consideration for ELOCTA. This reimbursement will be recognized in proportion to collaboration revenues, over a ten year period, consistent with the initial patent term of the product.
In February 2016, we and Sobi received a positive recommendation from the European Medicine Agency's Committee for Medicinal Products for Human Use (CHMP) for the marketing authorization of ALPROLIX. The CHMP's recommendation was referred to the EC, which grants marketing authorizations for medicines in the E.U. If approved by the EC, upon the first commercial sale of ALPROLIX by Sobi in the Sobi Territory, approximately $135.0 million in expenditures for ALPROLIX, net of an escrow payment and other royalty adjustments as described in footnote (3) to the table below, will become reimbursable by Sobi under our collaboration agreement due to Sobi's election to assume final development and commercialization of ALPROLIX in the Sobi Territory, which is the Opt-In Consideration for ALPROLIX. This reimbursement will be recognized in proportion to collaboration revenues, over a ten year period, consistent with the initial patent term of the product. If EC approval for ALPROLIX is not granted within 18 months of the filing date, Sobi shall have the right under the collaboration agreement to require that the escrow payment be refunded and revoke its option right for such product.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

We expect to recognize the effect of the cash reimbursement as an adjustment to the Base Rate in the table below over a ten year period, consistent with the initial patent term of the products. Under the collaboration agreement, cash payments are as follows:

			Rates post Sobi Opt-In(3)
Royalty and Net Revenue Share Rates:	Method	Rate prior to 1st commercial sale in the Sobi Territory:	Base Rate following 1st commercial sale in the Sobi Territory:	Rate during the Reimbursement Period:
Sobi rate to Biogen on net sales in the Sobi Territory	Royalty	N/A	12%	Base Rate plus 5%
Biogen rate to Sobi on net sales in the Biogen North America Territory	Royalty	2%	12%	Base Rate less 5%
Biogen rate to Sobi on net sales in the Biogen Direct Territory	Royalty	2%	17%	Base Rate less 5%
Biogen rate to Sobi on net revenue(1) from the Biogen Distributor Territory(2)	Net Revenue Share	10%	50%	Base Rate less 15%

(1)	Net revenue represents Biogen’s pre-tax receipts from third-party distributors, less expenses incurred by Biogen in the conduct of commercialization activities supporting the distributor activities.

(2)	The Biogen Distributor Territory represents Biogen territories where sales are derived utilizing a third-party distributor.

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
Samsung Bioepis
Joint Venture Agreement
In February 2012, we entered into a joint venture agreement with Samsung BioLogics Co. Ltd. (Samsung Biologics), establishing an entity, Samsung Bioepis, to develop, manufacture and market biosimilar pharmaceuticals. Samsung Biologics contributed 280.5 billion South Korean won (approximately $250.0 million) for an 85% stake in Samsung Bioepis and we contributed approximately 49.5 billion South Korean won (approximately $45.0 million) for the remaining 15% ownership interest. Under the joint venture agreement, we have no obligation to provide any additional funding and our ownership interest may be diluted due to financings in which we do not participate. As of March 31, 2016, our ownership interest is approximately 9%, which reflects the effect of additional equity financings in which we did not participate. We maintain an option to purchase additional stock in Samsung Bioepis that would allow us to increase our ownership percentage up to 49.9%. The exercise of this option is within our control and is based on paying for 49.9% of the total investment made by Samsung Biologics into Samsung Bioepis in excess of what we have already contributed under the agreement plus a rate that will represent their return on capital.
Based on our level of influence over Samsung Bioepis, we account for this investment under the equity method of accounting and we recognize our share of the results of operations related to our investment in Samsung Bioepis one quarter in arrears when the results of the entity become available, which is reflected as equity in loss of investee, net of tax in our condensed consolidated statements of income. During the three months ended March 31, 2015, we recognized a loss on our investment of $0.8 million. During 2015, as our share of losses exceeded the carrying value of our investment, we suspended recognizing additional losses and will continue to do so unless we commit to providing additional funding.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

Commercial Agreement
In December 2013, pursuant to our rights under the joint venture agreement with Samsung Biologics, we entered into an agreement with Samsung Bioepis to commercialize, over a 10-year term, three anti-tumor necrosis factor (TNF) biosimilar product candidates in Europe and in the case of one anti-TNF biosimilar, Japan. Under the terms of this agreement, we have made total upfront and milestone payments of $46.0 million, which have been recorded as a research and development expense in our condensed consolidated statements of income as the programs they relate to had not achieved regulatory approval. We also agreed to make an additional milestone payment of $25.0 million upon regulatory approval in the E.U. for each of the three anti-TNF biosimilar product candidates. During the three months ended March 31, 2016, we made the first $25.0 million milestone payment, which has been capitalized in intangible assets, net in our condensed consolidated balance sheet as BENEPALI received regulatory approval in the E.U. in January 2016.
We began to recognize revenue on sales of BENEPALI in the E.U. in the first quarter of 2016. We reflect revenues on sales of BENEPALI to third parties in product revenues, net in our condensed consolidated statements of income and record the related cost of revenues and sales and marketing expenses in our condensed consolidated statements of income to their respective line items when these costs are incurred. Our 50% share of the Samsung Bioepis commercial agreement will be recognized in our condensed consolidated statements of income.
Other Services
Simultaneous with the formation of Samsung Bioepis, we also entered into a license agreement, a technical development services agreement and a manufacturing agreement with Samsung Bioepis. For the three months ended March 31, 2016, we recognized $2.7 million in relation to these services as other revenues in our condensed consolidated statements of income, as compared to $18.9 million in the prior year comparative period.
For additional information related to our other significant collaboration arrangements, please read Note 19, Collaborative and Other Relationships to our consolidated financial statements included in our 2015 Form 10-K.
18.    Litigation
We are currently involved in various claims and legal proceedings, including the matters described below. For information as to our accounting policies relating to claims and legal proceedings, including use of estimates and contingencies, please read Note 1, Summary of Significant Accounting Policies to our consolidated financial statements included in our 2015 Form 10-K.
With respect to some loss contingencies, an estimate of the possible loss or range of loss cannot be made until management has further information, including, for example, (i) which claims, if any, will survive dispositive motion practice; (ii) information to be obtained through discovery; (iii) information as to the parties' damages claims and supporting evidence; (iv), the parties’ legal theories; and (v) the parties' settlement positions.
The claims and legal proceedings in which we are involved also include challenges to the scope, validity or enforceability of the patents relating to our products, pipeline or processes, and challenges to the scope, validity or enforceability of the patents held by others. These include claims by third parties that we infringe their patents. An adverse outcome in any of these proceedings could result in one or more of the following and have a material impact on our business or consolidated results of operations and financial position: (i) loss of patent protection; (ii) inability to continue to engage in certain activities; and (iii) payment of significant damages, royalties, penalties and/or license fees to third parties.
Loss Contingencies
Forward Pharma German Patent Litigation
On November 18, 2014, Forward Pharma A/S (Forward Pharma) filed suit against us in the Regional Court of Dusseldorf, Germany alleging that TECFIDERA infringes German Utility Model DE 20 2005 022 112 U1 (the utility model), which was issued in April 2014 and expired in October 2015. Forward Pharma subsequently extended its allegations to assert that TECFIDERA infringes Forward Pharma's European Patent No. 2 801 355, which was issued in May 2015 and expires in October 2025 (the '355 patent). Forward Pharma seeks declarations of infringement and damages for our sales of TECFIDERA in Germany. Under German law, disgorgement of profits on infringing sales is a measure of damages. With respect to the '355 patent, the hearing has been stayed pending the outcome of

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

opposition proceedings that we and others have filed in the European Patent Office, and with respect to the utility model the hearing has been stayed pending the outcome of those proceedings and proceedings in the German Patent Office.
ALPROLIX Patent Licensing Matter
We are in discussions with Pfizer regarding its proposal that we take a license to its U.S. Patent No. 8,603,777 (Expression of Factor VII and IX Activities in Mammalian Cells) and pay royalties on sales of ALPROLIX. An estimate of the possible loss or range of loss cannot be made at this time.
Italian National Medicines Agency
In the fourth quarter of 2011, Biogen Italia SRL received notice from the Italian National Medicines Agency (Agenzia Italiana del Farmaco or AIFA) that sales of TYSABRI after mid-February 2009 exceeded a reimbursement limit established pursuant to a Price Determination Resolution (Price Resolution) granted by AIFA in December 2006. On January 12, 2012, we filed an appeal in the Regional Administrative Tribunal of Lazio (Il Tribunale Amministrativo Regionale per il Lazio) in Rome, Italy seeking a ruling that the reimbursement limit in the Price Resolution should apply as written to only “the first 24 months” of TYSABRI sales, which ended in mid-February 2009. The appeal is still pending. In June 2014, AIFA approved a resolution affirming that there is no reimbursement limit from and after February 2013. AIFA and Biogen Italia SRL are discussing a possible resolution for the period from February 2009 through January 2013.
For additional information regarding this matter, please read Note 15, Other Consolidated Financial Statement Detail to these condensed consolidated financial statements.
Qui Tam Litigation
On July 6, 2015, four qui tam actions filed against us by relators suing on behalf of the United States and certain states were unsealed by the U.S. District Court for the District of Massachusetts. All but one of the actions has been voluntarily dismissed. The pending action alleges sales and promotional activities in violation of the federal False Claims Act and state law counterparts, and seeks single and treble damages, civil penalties, interest, attorneys’ fees and costs. The United States has not made an intervention decision in the action, which we have moved to dismiss. An estimate of the possible loss or range of loss cannot be made at this time.
Securities Litigation
We and certain current and former officers are defendants in In re Biogen Inc. Securities Litigation, filed by a shareholder on August 18, 2015 in the U.S. District Court for the District of Massachusetts. The amended complaint alleges violations of federal securities laws under 15 U.S.C. §78j(b) and §78t(a) and 17 C.F.R. §240.10b-5. The lead plaintiff seeks a declaration of the action as a class action, certification as a representative of the class and its counsel as class counsel, and an award of damages, interest, and attorneys' fees. We have filed a motion to dismiss, which is pending. An estimate of the possible loss or range of loss cannot be made at this time.
Other Matters
Interference Proceeding with Forward Pharma
In April 2015, the U.S. Patent and Trademark Office (USPTO) declared an interference between Forward Pharma’s pending U.S. Patent Application No. 11/576,871 and our U.S. Patent No. 8,399,514 (the '514 patent). The '514 patent includes claims covering the treatment of multiple sclerosis with 480 mg of dimethyl fumarate as provided for in our TECFIDERA label. A hearing has been scheduled for late 2016.
Inter Partes Review Petitions and Proceeding
On March 22, 2016, the USPTO instituted inter partes review of the '514 patent on the petition of the Coalition for Affordable Drugs V LLC, an entity associated with a hedge fund. A hearing has been scheduled for late 2016.
On April 18, 2016, Swiss Pharma International AG filed petitions in the USPTO for inter partes review of U.S. Patent Nos. 8,349,321 and, 8,900,577, relating to specific formulations of natalizumab (TYSABRI), and U.S. Patent No. 8,815,236, relating to methods for treating multiple sclerosis and Crohn’s disease using specific formulations of natalizumab (TYSABRI). The USPTO has not yet decided whether to institute review.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

European Patent Office Oppositions
On March 10, 2016, the European Patent Office revoked our European patent number 2 137 537 (the '537 patent), which includes claims covering the treatment of multiple sclerosis with 480 mg of dimethyl fumarate as provided for in our TECFIDERA label. The decision was issued verbally and will be followed by a written decision, from which intend to appeal.
Patent Revocation Matter
In December 2015, Swiss Pharma International AG brought an action in the Patents Court of the United Kingdom to revoke the UK counterpart of our European Patent Number 1 485 127 (“Administration of agents to treat inflammation”) (the '127 patent), which was issued in June 2011 and concerns administration of natalizumab (TYSABRI) to treat multiple sclerosis. The patent expires in February 2023. Subsequently, the same entity brought actions in the District Court of The Hague (on January 11, 2016) and the German Patents Court (on March 3, 2016) to invalidate the Dutch and German counterparts of the '127 patent. A hearing has been scheduled in the UK action for late 2016 and in the Dutch action for early 2017. No hearing has yet been scheduled in the German action.
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
Government Matters
We have learned that state and federal governmental authorities are investigating our sales and promotional practices and have received related subpoenas. We are cooperating with the government.
On March 4, 2016 we received a subpoena from the federal government for documents relating to our relationship with non-profit organizations that provide assistance to patients taking drugs sold by Biogen. We are cooperating with the government.
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

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

19.    Commitments and Contingencies
Fumapharm AG
In 2006, we acquired Fumapharm AG. As part of this acquisition we acquired FUMADERM and TECFIDERA (together, Fumapharm Products). We paid $220.0 million upon closing of the transaction and agreed to pay an additional $15.0 million if a Fumapharm Product was approved for MS in the U.S. or E.U. In the second quarter of 2013, we paid this $15.0 million contingent payment as TECFIDERA was approved in the U.S. for MS by the U.S. Food and Drug Administration (FDA). We are also required to make additional contingent payments to former shareholders of Fumapharm AG or holders of their rights based on the attainment of certain cumulative sales levels of Fumapharm Products and the level of total net sales of Fumapharm Products in the prior twelve month period.
In the first quarter of 2016, we paid $300.0 million in contingent payments as we reached the $7.0 billion cumulative sales level related to the Fumapharm Products in the fourth quarter of 2015 and accrued $300.0 million upon reaching $8.0 billion in total cumulative sales of Fumapharm Products during the three months ended March 31, 2016.
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
Solothurn, Switzerland Facility
On December 1, 2015, we purchased land in Solothurn, Switzerland where we are building a biologics manufacturing facility over the next several years. As of March 31, 2016, we had contractual commitments of approximately $180.0 million for the construction of this facility.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our condensed consolidated financial statements and accompanying notes beginning on page 5 of this quarterly report on Form 10-Q and our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2015 (2015 Form 10-K). Certain totals may not sum due to rounding.
Executive Summary
Introduction
Biogen is a global biopharmaceutical company focused on discovering, developing, manufacturing and delivering therapies to patients for the treatment of neurodegenerative diseases, hematologic conditions and autoimmune disorders.
Our marketed products include TECFIDERA, AVONEX, PLEGRIDY, TYSABRI and FAMPYRA for multiple sclerosis (MS), ELOCTATE for hemophilia A and ALPROLIX for hemophilia B and FUMADERM for the treatment of severe plaque psoriasis. We also have a collaboration agreement with Genentech, Inc. (Genentech), a wholly-owned member of the Roche Group, which entitles us to certain business and financial rights with respect to RITUXAN for the treatment of non-Hodgkin's lymphoma, chronic lymphocytic leukemia (CLL) and other conditions, GAZYVA indicated for the treatment of CLL and follicular lymphoma, and other potential anti-CD20 therapies.
Our current revenues depend upon continued sales of our principal products. We may be substantially dependent on sales from our principal products for many years, including a continuing reliance on sales and growth of TECFIDERA as we continue to expand into additional markets. In the longer term, our revenue growth will be dependent upon the successful clinical development, regulatory approval and launch of new commercial products as well as additional indications for our existing products, our ability to obtain and maintain patents and other rights related to our marketed products and assets originating from our research and development efforts, and successful execution of external business development opportunities. As part of our ongoing research and development efforts, we have devoted significant resources to conducting clinical studies to advance the development of new pharmaceutical products in disease areas for which there are inadequate treatments and to explore the utility of our existing products in treating disorders beyond those currently approved in their labels.

In addition to our innovative drug development efforts, we aim to leverage our manufacturing capabilities and scientific expertise through Samsung Bioepis, our joint venture with Samsung BioLogics Co. Ltd. (Samsung Biologics) that develops, manufactures and markets biosimilars as well as through other strategic contract manufacturing partners. Under our commercial agreement with Samsung Bioepis, we market and sell BENEPALI, an etanercept biosimilar referencing ENBREL in the European Union (E.U.).
Financial Highlights
Diluted earnings per share attributable to Biogen Inc. were $4.43 for the three months ended March 31, 2016, representing an increase of 26.9% over the same period in 2015.
Our income from operations for the three months ended March 31, 2016 reflects the following:

•	Total revenues totaled $2,726.8 million for the first quarter of 2016, representing an increase of 6.7% over the same period in 2015.

•
Product revenues, net totaled $2,309.4 million for the first quarter of 2016, representing an increase of 6.3% over the same period in 2015. This increase was driven by a 14.7% increase in worldwide TECFIDERA revenues as well as revenues from ELOCTATE, ALPROLIX and BENEPALI, partially offset by an 11.1% decrease in worldwide Interferon revenues. In addition, product revenues, net for the first quarter of 2016, compared to the same period in 2015, were negatively impacted by foreign currency exchange rate changes totaling $24.0 million as well as a $26.2 million decrease in gains recognized under our hedging program in the comparative periods.

•	Revenues from anti-CD20 therapeutic programs totaled $329.5 million for the first quarter of 2016, representing a decrease of 0.3% over the same period in 2015.

•
Other revenues totaled $87.9 million for the first quarter of 2016, representing an increase of 69.0% from the same period in 2015. This increase was primarily driven by an increase in other corporate revenue.

•
Total cost and expenses totaled $1,348.4 million for the first quarter of 2016, representing a decrease of 6.2% compared to the same period in 2015. This decrease was driven by a 11.3% decrease in selling, general and administrative expense, a 7.4% decrease in the amortization of acquired intangible assets and a 5.0% decrease in research and development expense, partially offset by the recognition of a $9.7 million charge related to our corporate restructuring.

We generated $963.4 million of net cash flows from operations for the three months ended March 31, 2016, which were primarily driven by earnings. Cash, cash equivalents and marketable securities totaled approximately $6,775.2 million as of March 31, 2016.
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
In addition, sales of our products are dependent, in large part, on the availability and extent of coverage, pricing and reimbursement from government health administration authorities, private health insurers and other organizations. Pricing of pharmaceutical products continues to be under intense scrutiny.
For additional information related to our competition and pricing risks that could negatively impact our products, please read the “Risk Factors” section of this report.
Key Pipeline and Product Developments
Hemophilia
In February 2016, we and Swedish Orphan Biovitrum AB (publ) (Sobi) received a positive recommendation from the European Medicine Agency's Committee for Medicinal Products for Human Use (CHMP) for the marketing authorization of ALPROLIX for the treatment of hemophilia B. The CHMP's recommendation was referred to the European Commission (EC), which grants approval of marketing authorizations for medicines in the E.U.
In March 2016, the EC approved the transfer of the marketing authorization for ELOCTA to Sobi, making Sobi the marketing authorization holder of ELOCTA in the E.U. As the marketing authorization holder, Sobi assumes full legal responsibility for ELOCTA, from a regulatory perspective, during its entire life cycle in the E.U.
Biosimilars
In January 2016, the EC approved Samsung Bioepis' marketing authorization application (MAA) for BENEPALI for marketing in the E.U. Under our agreement with Samsung Bioepis, we will manufacture and commercialize BENEPALI in specified E.U. countries.
In April 2016, Samsung Bioepis received a positive recommendation from the CHMP for the marketing authorization of FLIXABI, an infliximab biosimilar referencing REMICADE. The CHMP's recommendation was referred to the EC.
GAZYVA
In February 2016, the Roche Group announced that the U.S. Food and Drug Administration (FDA) approved GAZYVA plus bendamustine chemotherapy followed by GAZYVA alone as a new treatment for people with follicular lymphoma who did not respond to a RITUXAN-containing regimen, or whose follicular lymphoma returned after such treatment. Follicular lymphoma is the most common type of indolent non-Hodgkin’s lymphoma.
For additional information related to our relationship with Genentech (Roche Group), please read Note 19, Collaborative and Other Relationships to our consolidated financial statements included in our 2015 Form 10-K.

Results of Operations
Revenues
Revenues are summarized as follows:

	For the Three Months Ended March 31,
(In millions, except percentages)	2016		2015
Product revenues:
United States	$1,663.3	61.0%	$1,533.7	60.0%
Rest of world	646.1	23.7%	638.6	25.0%
Total product revenues	2,309.4	84.7%	2,172.3	85.0%
Revenues from anti-CD20 therapeutic programs	329.5	12.1%	330.6	12.9%
Other revenues	87.9	3.2%	52.0	2.0%
Total revenues	$2,726.8	100.0%	$2,555.0	100.0%
Product Revenues
Product revenues are summarized as follows:

	For the Three Months Ended March 31,
(In millions, except percentages)	2016		2015
Multiple Sclerosis:
TECFIDERA	$945.9	41.0%	$824.9	38.0%
Interferon*	670.4	29.0%	754.5	34.7%
TYSABRI	477.0	20.6%	462.6	21.3%
FAMPYRA	20.2	0.9%	20.0	0.9%
Hemophilia:
ELOCTATE	107.7	4.7%	53.6	2.5%
ALPROLIX	75.0	3.2%	43.1	2.0%
Other product revenues:
FUMADERM	11.4	0.5%	13.6	0.6%
BENEPALI	1.8	0.1%	—	—%
Total product revenues	$2,309.4	100.0%	$2,172.3	100.0%
*Interferon includes AVONEX and PLEGRIDY.

Multiple Sclerosis (MS)
TECFIDERA
For the three months ended March 31, 2016, compared to the same period in 2015, the increase in U.S. TECFIDERA revenues was primarily due to price increases.
For the three months ended March 31, 2016, compared to the same period in 2015, the increase in rest of world TECFIDERA revenues was primarily due to increases in unit sales volume of 52% in existing markets and sales in new markets where we continue to launch the product and expand our presence around the world, partially offset by a pricing reduction in the first quarter of 2015 in Germany.
Rest of world TECFIDERA revenues for the three months ended March 31, 2016, compared to the same period in 2015, were also negatively impacted by foreign currency exchange rate changes totaling $6.7 million as well as a $7.2 million decrease in gains recognized under our hedging program in the comparative period.
While we continue to see a strong uptake of TECFIDERA in newly launched territories, total market growth and patient switch rates in our maturing markets, such as the U.S. and Germany, have returned to historical averages for MS therapies.

Interferon
AVONEX and PLEGRIDY
For the three months ended March 31, 2016, compared to the same period in 2015, the decrease in U.S. Interferon revenues was primarily due to an overall decrease in Interferon unit sales volume, which was mainly attributable to a decrease in AVONEX unit sales volume of 21% due to patients transitioning to other oral MS therapies, partially offset by an increase in PLEGRIDY unit sales volume. The decrease in U.S. Interferon revenues was also due to higher discounts and allowances, partially offset by gross price increases. For the three months ended March 31, 2016, U.S. AVONEX and PLEGRIDY revenues totaled $400.0 million and $67.5 million, respectively, as compared to $478.7 million and $39.5 million, respectively, in the prior year comparative period.
For the three months ended March 31, 2016, compared to the same period in 2015, the decrease in rest of world Interferon revenues was primarily due to an overall decrease in Interferon unit sales volume primarily in Europe, which was mainly attributable to a decrease in AVONEX unit sales volume of 14% due to patients transitioning to other oral MS therapies, including TECFIDERA, partially offset by an increase in PLEGRIDY unit sales volume. For the three months ended March 31, 2016, rest of world AVONEX and PLEGRIDY revenues totaled $164.1 million and $38.8 million, respectively, as compared to $214.0 million and $22.3 million, respectively, in the prior year comparative period.
Rest of world Interferon revenues for the three months ended March 31, 2016, compared to the same period in 2015, were also negatively impacted by foreign currency exchange rate changes totaling $9.1 million as well as a $11.3 million decrease in gains recognized under our hedging program in the comparative period.

We expect that overall Interferon revenues will continue to decline as a result of competition from our own products, including TECFIDERA, and other MS therapies.
TYSABRI
For the three months ended March 31, 2016, compared to the same period in 2015, the increase in U.S. TYSABRI revenues was primarily due to increases in gross price partially offset by higher discounts and allowances.
For the three months ended March 31, 2016, compared to the same period in 2015, the decrease in rest of world TYSABRI revenues was due to a pricing reduction in the second quarter of 2015 in Germany, partially offset by an increase in unit sales volume of 6% primarily in Europe.
Rest of world TYSABRI revenues for the three months ended March 31, 2016, compared to the same period in 2015, were also negatively impacted by foreign currency exchange rate changes totaling $7.3 million as well as a $6.6 million decrease in gains recognized under our hedging program in the comparative period.
We remain in discussions with the Italian National Medicines Agency (AIFA) about a resolution relating to a claim that sales of TYSABRI in Italy exceeded a reimbursement limit established pursuant to a Price Determination Resolution granted by AIFA in December 2006 for the period from February 2009 through January 2013. If our most recent settlement offer is accepted, we could recognize approximately EUR40 million in revenue upon resolution of this matter. For information regarding our agreement with AIFA relating to sales of TYSABRI in Italy, please read Note 17, Other Consolidated Financial Statement Detail to our consolidated financial statements included in our 2015 Form 10-K.

We expect that TYSABRI revenues will continue to face competition from additional treatments for MS and certain other pipeline products, including ZINBRYTA and ocrelizumab.
Hemophilia
ELOCTATE
For the three months ended March 31, 2016, compared to the same period in 2015, the increase in U.S. ELOCTATE revenues was primarily due to an increase in unit sales volume of 93%. Rest of world ELOCTATE revenues primarily relate to sales in Japan.
ALPROLIX
For the three months ended March 31, 2016, compared to the same period in 2015, the increase in U.S. ALPROLIX revenues was primarily due to an increase in unit sales volume of 54%. Rest of world ALPROLIX revenues primarily relate to sales in Japan.
We expect continued growth of ELOCTATE as there remains a significant portion of the patient population that we believe can benefit from long-acting therapies. We also expect moderating patient additions for ALPROLIX.

BENEPALI
Under the terms of our commercial agreement with Samsung Bioepis, we began to recognize revenue on sales of BENEPALI to third parties in the E.U. in the first quarter of 2016.
For additional information on our relationship with Samsung Bioepis, please read Note 17, Collaborative and Other Relationships to our condensed consolidated financial statements included in this report.
Revenues from Anti-CD20 Therapeutic Programs
Genentech (Roche Group)
Our share of RITUXAN and GAZYVA operating profits are summarized as follows:

Biogen’s Share of Pre-tax Profits in the U.S. for RITUXAN and GAZYVA
The following table provides a summary of amounts comprising our share of pre-tax profits on RITUXAN and GAZYVA in the U.S.:

	For the Three Months Ended March 31,
(In millions)	2016	2015
Product revenues, net	$974.7	$956.1
Cost and expenses	175.1	173.9
Pre-tax profits in the U.S.	799.6	782.2
Biogen's share of pre-tax profits	$312.7	$309.6
For the three months ended March 31, 2016, compared to the same period in 2015, the increase in U.S. product revenues was primarily due to price increases and increases in RITUXAN unit sales volume of 1%, partially offset by higher discounts and allowances.
Collaboration costs and expenses for the three months ended March 31, 2016, compared to the same period in 2015, were relatively consistent.
Our share of RITUXAN pre-tax profits in the U.S. decreased to 39% from 40% as GAZYVA was approved by the FDA in follicular lymphoma in February 2016.
For additional information related to our collaboration with Genentech, including information regarding the pre-tax profit sharing formula and its impact on future revenues from anti-CD20 therapeutic programs, please read Note 19, Collaborative and Other Relationships to our consolidated financial statements included in our 2015 Form 10-K.
Revenue on Sales in the Rest of World for RITUXAN
Revenue on sales in the rest of world for RITUXAN consists of our share of pre-tax co-promotion profits on RITUXAN in Canada and royalty revenue on sales outside the U.S. and Canada. For the three months ended March 31, 2016, compared to the same period in 2015, revenue on sales in the rest of world for RITUXAN decreased as a result of lower pre-tax co-promotion profits on RITUXAN in Canada and patent expirations.

Other Revenues
Other revenues are summarized as follows:

	For the Three Months Ended March 31,
(In millions, except percentages)	2016		2015
Revenues from collaborative and other relationships	$11.5	13.1%	$18.9	36.3%
Royalty and other corporate revenues	76.4	86.9%	33.1	63.7%
Total other revenues	$87.9	100.0%	$52.0	100.0%
Revenues from Collaborative and Other Relationships
In connection with our business strategy, we have entered into various collaboration agreements which provide us with rights to develop, produce and market products using certain know-how, technology and patent rights maintained by our collaboration partners.
Revenues from collaborative and other relationships include revenues earned under our manufacturing services agreement with Sobi on shipments of ELOCTA to Sobi, royalties from Sobi on sales of ELOCTA in, essentially, Europe, North Africa, Russia, and certain countries in the Middle East (the Sobi Territory), and revenues from our license, technical development and manufacturing services agreements with Samsung Bioepis.
For the three months ended March 31, 2016, compared to the same period in 2015, the decrease in revenues from collaborative and other relationships is primarily due to lower revenues earned under our manufacturing services agreement with Samsung Bioepis, partially offset by an increase in ELOCTA shipments made under our manufacturing services agreement with Sobi. For additional information on our collaborative and other relationships, please read Note 17, Collaborative and Other Relationships to our condensed consolidated financial statements included in this report.

Royalty and Other Corporate Revenues
Royalty Revenues
We receive royalties from net sales on products related to patents that we have out-licensed.
For the three months ended March 31, 2016, compared to the same period in 2015, royalty revenues were relatively consistent.
Other Corporate Revenues
Our other corporate revenues include amounts earned under contract manufacturing agreements.
For the three months ended March 31, 2016, compared to the same period in 2015, the increase in other corporate revenues was primarily due to higher contract manufacturing revenues related to services provided to a strategic partner.

Reserves for Discounts and Allowances
Revenues from product sales are recorded net of applicable discounts, allowances and other governmental allowances, including those associated with the implementation of pricing actions in certain international markets where we operate.
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
For the three months ended March 31, 2016, compared to the same period in 2015, the increase in discounts was primarily driven by increases in gross selling price and contractual discount rates.
Contractual Adjustments
Contractual adjustments relate to Medicaid and managed care rebates, co-payment assistance, Veterans Administration, Public Health Service discounts, specialty pharmacy program fees and other government rebates or applicable allowances.
For the three months ended March 31, 2016, compared to the same period in 2015, the increase in contractual adjustments was primarily due to higher Medicaid and other governmental rebates and allowances in the U.S., and managed care rebates as a result of an increase in contracted business, gross selling prices and contractual rates.
Returns
Product return reserves are established for returns made by wholesalers. In accordance with contractual terms, wholesalers are permitted to return product for reasons such as damaged or expired product. The majority of wholesaler returns are due to product expiration. Provisions for product returns are recorded in the period the related revenue is recognized, resulting in a reduction to product sales.
For the three months ended March 31, 2016, compared to the same period in 2015, return provisions increased primarily due to the first quarter of 2015 experiencing lower historical returns which reduced our reserve.
For additional information related to our reserves, please read Note 3, Reserves for Discounts and Allowances to our condensed consolidated financial statements included in this report.

Cost and Expenses
A summary of total cost and expenses is as follows:

	For the Three Months Ended March 31,
(In millions, except percentages)	2016	2015	Change %
Cost of sales, excluding amortization of acquired intangible assets	$313.0	$312.4	0.2%
Research and development	437.3	460.5	(5.0)%
Selling, general and administrative	497.3	560.4	(11.3)%
Amortization of acquired intangible assets	88.8	95.9	(7.4)%
Restructuring charges	9.7	—	**
(Gain) loss on fair value remeasurement of contingent consideration	2.3	7.8	(70.5)%
Total cost and expenses	$1,348.4	$1,437.1	(6.2)%
** Percentage not meaningful.
Cost of Sales, Excluding Amortization of Acquired Intangible Assets
Product Cost of Sales
For the three months ended March 31, 2016 compared to the same period in 2015, the decrease in product cost of sales was primarily driven by favorable production costs and a favorable mix of products, partially offset by increased contract manufacturing production and higher unit sales volume related to PLEGRIDY, ELOCTATE and ALPROLIX.

Royalty Cost of Sales
For the three months ended March 31, 2016, compared to the same period in 2015, the increase in royalty cost of sales was primarily driven by increased sales of our hemophilia products as well as the increase in royalty rates payable to Sobi.
For additional information on our relationship with Sobi, please read Note 17, Collaborative and Other Relationships to our condensed consolidated financial statements included in this report.

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

For the three months ended March 31, 2016 compared to the same period in 2015, the decrease in research and development expense was primarily related to a decrease in milestone and upfront expenses and decreases in costs incurred in connection with our early stage programs and marketed products, partially offset by increased costs incurred in connection with our late stage programs.
The decrease in spending associated with milestone and upfront expenses for the three months ended March 31, 2016, compared to the same period in 2015 was primarily due to lower milestones recorded in relation to our collaboration agreements with Ionis Pharmaceuticals (Ionis) and the prior year milestone paid to AbbVie for the development of ZINBRYTA as our MAA was validated by the European Medicines Agency (EMA) in the first quarter of 2015.
The decrease in spending associated with our early stage programs for the three months ended March 31, 2016, compared to the same period in 2015 was primarily due to the advancement of our aducanumab program for Alzheimer's disease to a late stage program in the third quarter of 2015 and the discontinuance of development of anti-TWEAK in lupus nephritis and Neublastin in neuropathic pain, partially offset by the advancement of Raxatrigine in trigeminal neuralgia.
The decrease in spending associated with our marketed products for the three months ended March 31, 2016, compared to the same period in 2015 was primarily due to the discontinuance of development of TYSABRI in secondary-progressive MS in the third quarter of 2015.
The increase in spending associated with our late stage programs for the three months ended March 31, 2016, compared to the same period in 2015 was primarily driven by costs incurred to advance our aducanumab program for Alzheimer's disease and the nusinersen program for the treatment of spinal muscular atrophy.
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

Selling, General and Administrative
For the three months ended March 31, 2016, compared to the same period in 2015, the decrease in selling, general and administrative expenses reflects cost savings in connection with our corporate restructuring, which is described below under the heading "Restructuring Charges", a decrease in incentive compensation and an $18.0 million benefit to reflect the reimbursement of Samsung Bioepis' share of historical pre-launch costs pursuant to our commercial agreement with Samsung Bioepis, partially offset by an increase in corporate giving.
For additional information related to our commercial agreement with Samsung Bioepis, please read Note 17, Collaborative and Other Relationships to our condensed consolidated financial statements included in this report.

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
For the three months ended March 31, 2016, compared to the same period in 2015, the decrease in amortization of acquired intangible assets was primarily driven by a decrease in AVONEX revenues during the comparative period and the impact of higher expected lifetime revenues of AVONEX due to a slower than previously expected adoption of PLEGRIDY.
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
In Process Research & Development (IPR&D)
Overall, the value of our acquired IPR&D assets is dependent upon a number of variables, including estimates of future revenues and the effects of competition, the level of anticipated development costs and the probability and timing of successfully advancing a particular research program from a clinical trial phase to the next. We are continually reevaluating our estimates concerning these and other variables and evaluating industry and market data regarding the productivity of clinical research and the development process and the estimated economics of our product candidates and those of our expected competitors. Changes in our estimates of items may result in a significant change to our valuation of these assets.
The field of developing treatments for idiopathic pulmonary fibrosis (IPF) and forms of neuropathic pain, such as TGN, are highly competitive and can be affected by rapid changes to expected market candidates. There can be no assurance that we will be able to successfully develop STX-100 for the treatment of IPF or Raxatrigine for the treatment of TGN or other indications or that a successfully developed therapy will be able to secure sufficient pricing in a competitive market. Changes to clinical development plans or life cycle management strategies are evaluated regularly. We review amounts capitalized as acquired IPR&D for impairment at least annually, as of October 31, and whenever events or changes in circumstances indicate that the carrying value of the assets might not be recoverable. Our most recent impairment assessment as of October 31, 2015 resulted in no impairments.

Restructuring Charges
On October 21, 2015, we announced a corporate restructuring, which included the termination of certain pipeline programs and an 11% reduction in workforce. These changes are expected to reduce our annual run rate of operating expenses by $250 million.
We expect to reinvest the savings resulting from the restructuring to support the advancement of our high potential pipeline candidates and to support key commercial activities.
We anticipate making cash payments totaling approximately $120 million under this program, which includes approximately $15.9 million related to previously accrued 2015 incentive compensation, resulting in net expected restructuring charges totaling approximately $105 million. These amounts have been substantially incurred and will be substantially paid by the end of 2016.
For the three months ended March 31, 2016, we recognized restructuring charges totaling $9.7 million, of which $1.4 million was related to our workforce reduction and $8.3 million was related to the pipeline program terminations. We previously recognized $93.4 million of restructuring charges in our consolidated statements of income during the fourth quarter of 2015.
The following table summarizes the charges and spending related to our restructuring efforts during the first quarter of 2016:

(In millions)	Workforce Reduction	Pipeline Programs	Total
Restructuring reserve as of December 31, 2015	$33.7	$3.6	$37.3
Expense	4.9	5.4	10.3
Payments	(25.1)	(4.6)	(29.7)
Adjustments to previous estimates, net	(3.5)	2.9	(0.6)
Restructuring reserve as of March 31, 2016	$10.0	$7.3	$17.3

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
The decrease in the loss on fair value remeasurement of contingent consideration for the three months ended March 31, 2016, compared to the same period in 2015, was primarily due to changes in the discount rate, partially offset by changes in the expected timing related to the achievement of certain developmental milestones.

Other Income (Expense), Net
For the three months ended March 31, 2016 compared to the same period in 2015, the change in other income (expense), net was primarily due to an increase in interest expense as a result of our issuance of our senior unsecured notes in the third quarter of 2015, partially offset by an increase in interest income due to higher cash, cash equivalents and marketable securities balances and the impact of foreign exchange gains recorded in the first quarter of 2016 compared to losses recorded in the prior year comparative period.

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
For the three months ended March 31, 2016, compared to the same period in 2015, our effective tax rate increased due to a state tax benefit in 2015.
For more information on our uncertain tax positions and income tax rate reconciliation for the three months ended March 31, 2016 and 2015, please read Note 14, Income Taxes to our condensed consolidated financial statements included in this report.

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
During 2015, our share of losses exceeded the carrying value of our investment. We therefore suspended recognizing additional losses and will continue to do so unless we commit to providing additional funding.
For additional information related to this transaction, please read Note 17, Collaborative and Other Relationships to our condensed consolidated financial statements included in this report.

Financial Condition, Liquidity and Capital Resources
Our financial condition is summarized as follows:

(In millions, except percentages)	As of March 31, 2016	As of December 31, 2015	Change %
Financial assets:
Cash and cash equivalents	$1,130.7	$1,308.0	(13.6)%
Marketable securities — current	2,454.7	2,120.5	15.8%
Marketable securities — non-current	3,189.8	2,760.4	15.6%
Total cash, cash equivalents and marketable securities	$6,775.2	$6,188.9	9.5%
Borrowings:
Current portion of notes payable and other financing arrangements	$4.9	$4.8	2.1%
Notes payable and other financing arrangements	6,535.6	6,521.5	0.2%
Total borrowings	$6,540.5	$6,526.3	0.2%
Working capital:
Current assets	$7,201.3	$6,700.3	7.5%
Current liabilities	(2,776.6)	(2,577.7)	7.7%
Total working capital	$4,424.7	$4,122.6	7.3%
For the three months ended March 31, 2016, certain significant cash flows were as follows:

•	$963.4 million in net cash flows provided by operating activities;

•	$300.0 million in contingent payments made to former shareholders of Fumapharm AG and holders of their rights;

•	$126.9 million used for purchases of property, plant and equipment; and

•	$97.2 million in total payments for income taxes.
For the three months ended March 31, 2015, certain significant cash flows were as follows:

•	$733.0 million in net cash flows provided by operating activities;

•	$250.0 million in contingent payments made to former shareholders of Fumapharm AG and holders of their rights;

•	$198.8 million net cash paid for the acquisition of Convergence Pharmaceuticals (Convergence);

•	$97.8 million used for purchases of property, plant and equipment; and

•	$69.7 million in total payments for income taxes.

Overview
We have historically financed our operating and capital expenditures primarily through cash flows earned through our operations. During 2015, we issued senior unsecured notes for an aggregate principal amount of $6.0 billion. We expect to continue funding our current and planned operating requirements principally through our cash flows from operations, as well as our existing cash resources. We believe that our existing funds, when combined with cash generated from operations and our access to additional financing resources, if needed, are sufficient to satisfy our operating, working capital, strategic alliance, milestone payment, capital expenditure and debt service requirements for the foreseeable future. In addition, we may choose to opportunistically return cash to shareholders and pursue other business initiatives, including acquisition and licensing activities. We may, from time to time, also seek additional funding through a combination of new collaborative agreements, strategic alliances and additional equity and debt financings or from other sources should we identify a significant new opportunity.
The undistributed cumulative foreign earnings of certain of our foreign subsidiaries, exclusive of earnings that would result in little or no net income tax expense under current U.S. tax law or which has already been subject to tax under U.S. tax law, are invested indefinitely outside the U.S.

Of the total cash, cash equivalents and marketable securities at March 31, 2016, approximately $3.7 billion was generated in foreign jurisdictions and is primarily intended for use in our foreign operations or in connection with business development transactions outside of the U.S. In managing our day-to-day liquidity in the U.S., we do not rely on the unrepatriated earnings as a source of funds and we have not provided for U.S. federal or state income taxes on these undistributed foreign earnings.
For additional information related to certain risks that could negatively impact our financial position or future results of operations, please read the “Risk Factors” and “Quantitative and Qualitative Disclosures About Market Risk” sections of this report.
Share Repurchase Programs
In February 2011, our Board of Directors authorized a program to repurchase up to 20.0 million of our common stock, which has been used principally to offset common stock issuances under our share-based compensation plans. This authorization does not have an expiration date. During the three months ended March 31, 2016 and 2015, we did not repurchase any shares of common stock. As of March 31, 2016, approximately 1.3 million shares of our common stock remain available for repurchase under this authorization.
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
The net increase in cash, cash equivalents and marketable securities at March 31, 2016 from December 31, 2015, is primarily due to net cash flows provided by operating activities, partially offset by contingent payments made to former shareholders of Fumapharm AG and holders of their rights.

Borrowings
The following is a summary of our principal indebtedness:

•	$550.0 million aggregate principal amount of 6.875% Senior Notes due March 1, 2018;

•	$1.5 billion aggregate principal amount of 2.90% Senior Notes due September 15, 2020;

•	$1.0 billion aggregate principal amount of 3.625% Senior Notes due September 15, 2022;

•	$1.75 billion aggregate principal amount of 4.05% Senior Notes due September 15, 2025; and

•	$1.75 billion aggregate principal amount of 5.20% Senior Notes due September 15, 2045.
The discounts are amortized as additional interest expense over the period from issuance through maturity.
During the third quarter of 2015, we entered into a $1.0 billion, 5-year senior unsecured revolving credit facility under which we are permitted to draw funds for working capital and general corporate purposes. The terms of the revolving credit facility include a financial covenant that requires us not to exceed a maximum consolidated leverage ratio. As of March 31, 2016, we had no outstanding borrowings and were in compliance with all covenants under this facility.
For a summary of the fair and carrying values of our outstanding borrowings as of March 31, 2016 and December 31, 2015, please read Note 6, Fair Value Measurements to our condensed consolidated financial statements included in this report.
Working Capital
We define working capital as current assets less current liabilities. The increase in working capital at March 31, 2016 from December 31, 2015 reflects an increase in total current assets of $501.0 million, partially offset by an increase in current liabilities of $198.9 million. The increase in total current assets was primarily driven by an increase in marketable securities and accounts receivable. The increase in total current liabilities primarily resulted from an increase in taxes payable.

Cash Flows
The following table summarizes our cash flow activity:

	For the Three Months Ended March 31,
(In millions, except percentages)	2016	2015	% Change
Net cash flows provided by operating activities	$963.4	$733.0	31.4%
Net cash flows used in investing activities	$(1,203.2)	$(502.8)	139.3%
Net cash flows provided by financing activities	$47.4	$80.8	(41.3)%
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
For the three months ended March 31, 2016, compared to the same period in 2015, the increase in cash provided by operating activities is primarily driven by higher net income and an increase in income taxes payable.
Investing Activities
For the three months ended March 31, 2016, compared to the same period in 2015, the increase in net cash flows used in investing activities is primarily due to an increase in net purchases of marketable securities.
Financing Activities
For the three months ended March 31, 2016, compared to the same period in 2015, the decrease in net cash flows provided by financing activities is primarily due to a decrease in tax benefit from stock options.

Contractual Obligations and Off-Balance Sheet Arrangements
Contractual Obligations
Our contractual obligations primarily consist of our obligations under non-cancellable operating leases, capital leases, long-term debt obligations and defined benefit and other purchase obligations, excluding amounts related to uncertain tax positions, funding commitments, contingent development, regulatory and commercial milestone payments, TYSABRI contingent payments and contingent consideration related to our business combinations, as described below.
On December 1, 2015, we purchased land in Solothurn, Switzerland where we are building a biologics manufacturing facility over the next several years. As of March 31, 2016, we had contractual commitments of approximately $180.0 million for the construction of this facility.
There have been no other material changes in our contractual obligations since December 31, 2015.
Tax Related Obligations
We exclude liabilities pertaining to uncertain tax positions from our summary of contractual obligations as we cannot make a reliable estimate of the period of cash settlement with the respective taxing authorities. As of March 31, 2016, we have approximately $64.0 million of liabilities associated with uncertain tax positions.
Other Funding Commitments
As of March 31, 2016, we have several on-going clinical studies in various clinical trial stages. Our most significant clinical trial expenditures are to contract research organizations (CROs). The contracts with CROs are generally cancellable, with notice, at our option. We have recorded accrued expenses of approximately $35.0 million on our condensed consolidated balance sheet for expenditures incurred by CROs as of March 31, 2016. We have approximately $495.0 million in cancellable future commitments based on existing CRO contracts as of March 31, 2016.
As of March 31, 2016, we have planned clinical trials for our nusinersen and IONIS-DMPKRx programs which are managed by Ionis. We have agreed to pay up to approximately $120.0 million in payments to Ionis as the trials for these programs proceed. If these trials advance and we continue with our Ionis programs, it is possible that we could make a significant amount of additional development payments in the future.

Contingent Development, Regulatory and Commercial Milestone Payments
Based on our development plans as of March 31, 2016, we could make potential future milestone payments to third parties of up to approximately $2.6 billion as part of our various collaborations, including licensing and development programs. Payments under these agreements generally become due and payable upon achievement of certain development, regulatory or commercial milestones. Because the achievement of these milestones had not occurred as of March 31, 2016, such contingencies have not been recorded in our financial statements. Amounts related to contingent milestone payments are not considered contractual obligations as they are contingent on the successful achievement of certain development, regulatory approval and commercial milestones.
We anticipate that we may pay approximately $80.0 million of milestone payments during the remainder of 2016, provided various development, regulatory or commercial milestones are achieved.
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
Contingent Consideration related to Business Combinations
In connection with our acquisitions of Convergence, Stromedix, Inc. (Stromedix), Biogen International Neuroscience GmbH (BIN) and Biogen Hemophilia Inc., formerly Syntonix, (BIH), we agreed to make additional payments based upon the achievement of certain milestone events.
As the acquisitions of Convergence, Stromedix and BIN, formerly Panima Pharmaceuticals AG, occurred after January 1, 2009, we record contingent consideration liabilities at their fair value on the acquisition date and revalue these obligations each reporting period. We may pay up to approximately $1.3 billion in remaining milestones related to these acquisitions.

BIH
In connection with our acquisition of BIH, in January 2007, we agreed to pay up to an additional $80.0 million if certain milestone events associated with the development of ALPROLIX are achieved. In February 2016, we and Sobi received a positive recommendation from the CHMP for the marketing authorization of ALPROLIX. The final $20.0 million contingent payment will occur if prior to the tenth anniversary of the closing date, the EMA grants a marketing authorization for ALPROLIX. This payment will be accounted for as an increase to intangible assets if achieved.
Fumapharm AG
In 2006, we acquired Fumapharm AG. As part of this acquisition we acquired FUMADERM and TECFIDERA (together, Fumapharm Products). We are required to make contingent payments to former shareholders of Fumapharm AG or holders of their rights based on the attainment of certain cumulative sales levels of Fumapharm Products and the level of total net sales of Fumapharm Products in the prior twelve month period.
In the first quarter of 2016, we paid $300.0 million in contingent payments as we reached the $7.0 billion cumulative sales levels related to the Fumapharm Products in the fourth quarter of 2015 and accrued $300.0 million upon reaching $8.0 billion in total cumulative sales of Fumapharm Products during the three months ended March 31, 2016.
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
Critical Accounting Estimates
The preparation of our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. (U.S. GAAP), requires us to make estimates, judgments, and assumptions that may affect the reported amounts of assets, liabilities, equity, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis we evaluate our estimates, judgments and methodologies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets, liabilities and equity and the amount of revenues and expenses. Actual results may differ from these estimates under different assumptions or conditions.
For a discussion of our critical accounting estimates, please read Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2015 Form 10-K. There have been no material changes to these critical accounting estimates since our 2015 Form 10-K.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
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
Foreign Currency Exchange Risk
Our results of operations are subject to foreign currency exchange rate fluctuations due to the global nature of our operations. We have operations or maintain distribution relationships in the U.S., Europe, Canada, Asia and Central and South America. In addition, we recognize our share of pre-tax co-promotion profits on RITUXAN in Canada. As a result, our financial position, results of operations and cash flows can be affected by market fluctuations in foreign exchange rates, primarily with respect to the Euro, British pound sterling, Canadian dollar, Swiss franc, Danish krone and Japanese yen.
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

Revenue and Operating Expense Hedging Program
Our foreign currency hedging program is designed to mitigate, over time, a portion of the impact resulting from volatility in exchange rate changes on revenues and operating expenses. We use foreign currency forward contracts to manage foreign currency risk, with the majority of our forward contracts used to hedge certain forecasted revenue and operating expense transactions denominated in foreign currencies in the next 21 months. We do not engage in currency speculation. For a more detailed disclosure of our revenue and operating expense hedging program, please read Note 8, Derivative Instruments to our condensed consolidated financial statements included in this report.
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
The following quantitative information includes the impact of currency movements on forward contracts used in our revenue, operating expense and balance sheet hedging programs. As of March 31, 2016 and December 31, 2015, a hypothetical adverse 10% movement in foreign currency rates compared to the U.S. dollar across all maturities would result in a hypothetical decrease in the fair value of forward contracts of approximately $210.0 million and $185.0 million, respectively. The estimated fair value change was determined by measuring the impact of the hypothetical exchange rate movement on outstanding forward contracts. Our use of this methodology to quantify the market risk of such instruments is subject to assumptions and actual impact could be significantly different. The quantitative information about market risk is limited because it does not take into account all foreign currency operating transactions.
Interest Rate Risk
Our investment portfolio includes cash equivalents and short-term investments. The fair value of our marketable securities is subject to change as a result of potential changes in market interest rates. The potential change in fair value for interest rate sensitive instruments has been assessed on a hypothetical 100 basis point adverse movement across all maturities. As of March 31, 2016 and December 31, 2015, we estimate that such hypothetical 100 basis point adverse movement would result in a hypothetical loss in fair value of approximately $46.0 million and $43.0 million, respectively, to our interest rate sensitive instruments. The fair values of our investments were determined using third-party pricing services or other market observable data.
To achieve a desired mix of fixed and floating interest rate debt, we entered into interest rate swap contracts during 2015 for certain of our fixed-rate debt. These derivative contracts effectively converted a fixed-rate interest coupon to a floating-rate LIBOR-based coupon over the life of the respective note. As of March 31, 2016 and December 31, 2015, a 100 basis-point adverse movement (increase in LIBOR) would increase annual interest expense by approximately $6.8 million, respectively.
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
We believe that our allowance for doubtful accounts was adequate as of March 31, 2016 and December 31, 2015, respectively. However, if significant changes occur in the availability of government funding or the reimbursement practices of these or other governments, we may not be able to collect on amounts due to us from customers in such countries and our results of operations could be adversely affected.
Item 4.    Controls and Procedures
Disclosure Controls and Procedures and Internal Control over Financial Reporting
Controls and Procedures
We have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of March 31, 2016. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that (a) the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission’s rules and forms, and (b) such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II — OTHER INFORMATION
Item 1.    Legal Proceedings
Please refer to Note 18, Litigation to our condensed consolidated financial statements included in this report, which is incorporated into this item by reference.
Item 1A.    Risk Factors
We are substantially dependent on revenues from our principal products.
Our current revenues depend upon continued sales of our principal products. We may be substantially dependent on sales from our principal products for many years, including a continuing reliance on sales and growth of TECFIDERA as we further expand into additional markets. Any of the following negative developments relating to any of our principal products may adversely affect our revenues and results of operations or could cause a decline in our stock price:

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
We have opened clinical sites and are enrolling patients in a number of countries where our experience is more limited. In most cases, we use the services of third parties to carry out our clinical trial related activities and rely on such parties to accurately report their results. Our reliance on third parties for these activities may impact our ability to control the timing, conduct, expense and quality of our clinical trials. One CRO has responsibility for a substantial portion of our clinical trial related activities and reporting. If this CRO does not adequately perform, many of our trials may be affected. We may need to replace our CROs. Although we believe there are a number of other CROs we could engage to continue these activities, the replacement of an existing CRO may result in the delay of the affected trials or otherwise adversely affect our efforts to obtain regulatory approvals and commercialize our product candidates.
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
We rely on a number of significant collaborative relationships for revenue, and the development, regulatory approval, commercialization, and marketing of certain of our products and product candidates. We also outsource to third parties certain aspects of our regulatory affairs and clinical development relating to our products and product candidates. Reliance on collaborative and other third party relationships subjects us to a number of risks, including:

•	we may be unable to control the resources our collaborator or third party devotes to our programs or products;

•
disputes may arise with respect to ownership of rights to technology developed with our collaborator or other third party, and the underlying contract with our collaborator or other third party may fail to provide significant protection or may fail to be effectively enforced if the collaborator or third party fails to perform;

•
the interests of our collaborator or third party may not always be aligned with our interests and such party may not pursue regulatory approvals or market a product in the same manner or to the same extent that we would, which could adversely affect our revenues;

•
third party relationships and collaborations often require the parties to cooperate, and failure to do so effectively could adversely affect product sales, or the clinical development or regulatory approvals of products under joint control or could result in termination of the research, development or commercialization of product candidates or result in litigation or arbitration; and

•
any failure on the part of our collaborator or other third party to comply with applicable laws and regulatory requirements in the marketing, sale and maintenance of the market authorization of our products or to fulfill any responsibilities our collaborator may have to protect and enforce any intellectual property rights underlying our products could have an adverse effect on our revenues as well as involve us in possible legal proceedings.

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
We are increasingly dependent upon technology systems and data. Our computer systems continue to increase in multitude and complexity due to the growth in our business, making them potentially vulnerable to breakdown, malicious intrusion and random attack. Likewise, data privacy or security breaches by individuals authorized to access our technology systems or others may pose a risk that sensitive data, including intellectual property, trade secrets or personal information belonging to us, our patients, customers or other business partners, may be exposed to unauthorized persons or to the public. Cyber-attacks are increasing in their frequency, sophistication and intensity, and are becoming increasingly difficult to detect. They are often carried out by motivated, well-resourced, skilled and persistent actors including nation states, organized crime groups and “hacktivists.” Cyber-attacks could include the deployment of harmful malware and key loggers, a denial-of-service attack, a malicious website, the use of social engineering and other means to affect the confidentiality, integrity and availability of our technology systems and data. Our key business partners face similar risks and any security breach of their systems could adversely affect our security posture. While we continue to build and improve our systems and infrastructure and believe we have taken appropriate security measures to reduce these risks to our data and information technology systems, there can be no assurance that our efforts will prevent breakdowns or breaches in our systems that could adversely affect our business and operations and/or result in the loss of critical or sensitive information, which could result in financial, legal, business or reputational harm to us. In addition, our liability insurance may not be sufficient in type or amount to cover us against claims related to security breaches, cyber-attacks and other related breaches.
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
While we believe we currently have sufficient manufacturing capacity to meet our near-term manufacturing requirements, it is probable that we would need additional manufacturing capacity to support future clinical and commercial manufacturing requirements for product candidates in our pipeline, if such candidates are successful and approved. We are building a biologics manufacturing facility in Solothurn, Switzerland and acquired an additional manufacturing facility in RTP, North Carolina. Due to the long lead times necessary for the expansion of manufacturing capacity, we expect to incur significant investment to build or expand our facilities or obtain third-party contract manufacturers with no assurance that such investment will be recouped. If we are unable to adequately and timely manufacture and supply our products and product candidates or if we do not fully utilize our manufacturing facilities, our business may be harmed.
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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
In February 2011, our Board of Directors authorized a program to repurchase up to 20.0 million of our common stock, which has been used principally to offset common stock issuances under our share-based compensation plans. This authorization does not have an expiration date. As of March 31, 2016, approximately 1.3 million shares of our common stock remain available for repurchase under this authorization.
During the three months ended March 31, 2016 and 2015, we did not repurchase any shares of common stock.
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
April 21, 2016

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

31.1+	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1++	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101++
The following materials from Biogen Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

+    Filed herewith
++    Furnished herewith