Form 10-Q
period 2016-06-30
BIOGEN INC.
filed 2016-07-21
CIK 875045

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒
The number of shares of the issuer’s Common Stock, $0.0005 par value, outstanding as of July 15, 2016, was 219,120,762 shares.

BIOGEN INC.
FORM 10-Q — Quarterly Report
For the Quarterly Period Ended June 30, 2016

NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements that are being made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995 (the Act) with the intention of obtaining the benefits of the “Safe Harbor” provisions of the Act. These forward-looking statements may be accompanied by such words as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “potential,” “project,” “target,” “will” and other words and terms of similar meaning. Reference is made in particular to forward-looking statements regarding:

•
the anticipated amount, timing and accounting of revenues, contingent payments, milestone, royalty and other payments under licensing, collaboration or acquisition agreements, tax positions and contingencies, collectability of receivables, pre-approval inventory, cost of sales, research and development costs, compensation and other selling, general and administrative expenses, amortization of intangible assets, foreign currency exchange risk, estimated fair value of assets and liabilities and impairment assessments;

•	expectations, plans and prospects relating to sales, pricing, growth and launch of our marketed and pipeline products;

•	the potential impact of increased product competition in the markets in which we compete;

•	the proposed spin off of our hemophilia business, including the completion and timing of the spin off and its anticipated benefits, costs and tax treatment;

•	the costs and timing of potential clinical trials, filing and approvals, and the potential therapeutic scope of the development and commercialization of our and our collaborators’ pipeline products;

•	the drivers for growing our business, including our plans and intent to commit resources relating to research and development programs;

•
our manufacturing capacity, use of third-party contract manufacturing organizations and plans and timing relating to the expansion of our manufacturing capabilities, including investments and activities in new manufacturing facilities;

•	the expected financial impact of ceasing manufacturing activities and fully or partially vacating our biologics manufacturing facility in Cambridge, MA and warehouse space in Somerville, MA;

•	the impact of the continued uncertainty of the credit and economic conditions in certain countries in Europe and our collection of accounts receivable in such countries;

•	the potential impact on our results of operations and liquidity of the United Kingdom's (U.K.'s) intent to voluntarily depart from the European Union (E.U.);

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

•	lease commitments, purchase obligations and the timing and satisfaction of other contractual obligations;

•	potential costs and expenses incurred to execute business transformation and optimization initiatives;

•	our ability to finance our operations and business initiatives and obtain funding for such activities; and

•	the impact of new laws and accounting standards.
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

NOTE REGARDING COMPANY AND PRODUCT REFERENCES
Throughout this report, “Biogen,” the “Company,” “we,” “us” and “our” refer to Biogen Inc. and its consolidated subsidiaries. References to “RITUXAN” refer to both RITUXAN (the trade name for rituximab in the U.S., Canada and Japan) and MabThera (the trade name for rituximab outside the U.S., Canada and Japan). References to "ELOCTATE" refer to both ELOCTATE (the trade name for Antihemophilic Factor (Recombinant), Fc Fusion Protein in the U.S., Canada and Japan) and ELOCTA (the trade name for Antihemophilic Factor (Recombinant), Fc Fusion Protein in the E.U.).
NOTE REGARDING TRADEMARKS
ALPROLIX®, AVONEX®, BENEPALI®, ELOCTATE®, FLIXABI®, PLEGRIDY®, RITUXAN®, TECFIDERA® and TYSABRI® are registered trademarks of Biogen. FUMADERMTM and ZINBRYTATM are trademarks of Biogen. ENBREL®, GAZYVA®, HUMIRA®, REMICADE® and other trademarks referenced in this report are the property of their respective owners.

PART I FINANCIAL INFORMATION

BIOGEN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited, in millions, except per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Revenues:
Product, net	$2,466.0	$2,198.6	$4,775.4	$4,370.9
Revenues from anti-CD20 therapeutic programs	349.2	337.5	678.7	668.1
Other	79.0	55.6	166.9	107.6
Total revenues	2,894.2	2,591.6	5,621.0	5,146.6
Cost and expenses:
Cost of sales, excluding amortization of acquired intangible assets	370.3	286.1	683.3	598.6
Research and development	473.1	490.7	910.4	951.3
Selling, general and administrative	492.4	491.9	989.7	1,052.3
Amortization of acquired intangible assets	92.9	92.0	181.7	187.9
(Gain) loss on fair value remeasurement of contingent consideration	10.6	(2.2)	12.9	5.6
Restructuring charges	—	—	9.7	—
Collaboration profit (loss) sharing	(5.6)	—	(5.6)	—
Total cost and expenses	1,433.7	1,358.5	2,782.1	2,795.6
Income from operations	1,460.5	1,233.1	2,838.9	2,351.0
Other income (expense), net	(58.5)	(10.9)	(111.3)	(25.9)
Income before income tax expense and equity in loss of investee, net of tax	1,402.0	1,222.2	2,727.6	2,325.1
Income tax expense	353.6	292.5	710.0	574.4
Equity in loss of investee, net of tax	—	4.9	—	5.7
Net income	1,048.4	924.8	2,017.6	1,745.0
Net income (loss) attributable to noncontrolling interests, net of tax	(1.4)	(2.5)	(3.1)	(4.8)
Net income attributable to Biogen Inc.	$1,049.8	$927.3	$2,020.7	$1,749.8
Net income per share:
Basic earnings per share attributable to Biogen Inc.	$4.79	$3.94	$9.23	$7.44
Diluted earnings per share attributable to Biogen Inc.	$4.79	$3.93	$9.21	$7.42
Weighted-average shares used in calculating:
Basic earnings per share attributable to Biogen Inc.	219.1	235.3	219.0	235.1
Diluted earnings per share attributable to Biogen Inc.	219.4	235.7	219.3	235.7

See accompanying notes to these unaudited condensed consolidated financial statements.

BIOGEN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in millions)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Net income attributable to Biogen Inc.	$1,049.8	$927.3	$2,020.7	$1,749.8
Other comprehensive income:
Unrealized gains (losses) on securities available for sale, net of tax	4.5	(0.2)	7.0	1.1
Unrealized gains (losses) on cash flow hedges, net of tax	29.3	(96.2)	(18.3)	(8.9)
Unrealized gains (losses) on pension benefit obligation	0.7	2.9	0.9	4.1
Currency translation adjustment	(58.0)	63.0	(48.4)	(37.8)
Total other comprehensive income (loss), net of tax	(23.5)	(30.5)	(58.8)	(41.5)
Comprehensive income attributable to Biogen Inc.	1,026.3	896.8	1,961.9	1,708.3
Comprehensive income (loss) attributable to noncontrolling interests, net of tax	(1.4)	(2.3)	(3.1)	(4.5)
Comprehensive income	$1,024.9	$894.5	$1,958.8	$1,703.7

See accompanying notes to these unaudited condensed consolidated financial statements.

BIOGEN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in millions, except per share amounts)

	As of June 30, 2016	As of December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$1,362.0	$1,308.0
Marketable securities	2,434.8	2,120.5
Accounts receivable, net	1,293.0	1,227.0
Due from anti-CD20 therapeutic programs	334.1	314.5
Inventory	996.4	893.4
Other current assets	1,027.4	836.9
Total current assets	7,447.7	6,700.3
Marketable securities	3,477.6	2,760.4
Property, plant and equipment, net	2,301.8	2,187.6
Intangible assets, net	3,967.6	4,085.1
Goodwill	3,167.1	2,663.8
Investments and other assets	1,153.0	1,107.6
Total assets	$21,514.8	$19,504.8
LIABILITIES AND EQUITY
Current liabilities:
Current portion of notes payable and other financing arrangements	$4.8	$4.8
Taxes payable	212.8	208.7
Accounts payable	225.9	267.4
Accrued expenses and other	2,072.7	2,096.8
Total current liabilities	2,516.2	2,577.7
Notes payable and other financing arrangements	6,538.3	6,521.5
Long-term deferred tax liability	105.6	124.9
Other long-term liabilities	951.0	905.8
Total liabilities	10,111.1	10,129.9
Commitments and contingencies
Equity:
Biogen Inc. shareholders’ equity
Preferred stock, par value $0.001 per share	—	—
Common stock, par value $0.0005 per share	0.1	0.1
Additional paid-in capital	69.1	—
Accumulated other comprehensive loss	(282.8)	(224.0)
Retained earnings	14,229.1	12,208.4
Treasury stock, at cost	(2,611.7)	(2,611.7)
Total Biogen Inc. shareholders’ equity	11,403.8	9,372.8
Noncontrolling interests	(0.1)	2.1
Total equity	11,403.7	9,374.9
Total liabilities and equity	$21,514.8	$19,504.8

See accompanying notes to these unaudited condensed consolidated financial statements.

BIOGEN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in millions)

	For the Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net income	$2,017.6	$1,745.0
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	325.1	292.5
Share-based compensation	84.1	93.7
Deferred income taxes	(30.2)	(90.6)
Other	19.8	(5.8)
Changes in operating assets and liabilities, net:
Accounts receivable	(65.0)	(38.9)
Inventory	(128.3)	(81.3)
Accrued expenses and other current liabilities	(162.3)	(169.9)
Current taxes payable	(151.7)	102.0
Other changes in operating assets and liabilities, net	50.1	(66.4)
Net cash flows provided by operating activities	1,959.2	1,780.3
Cash flows from investing activities:
Proceeds from sales and maturities of marketable securities	2,823.6	975.5
Purchases of marketable securities	(3,833.3)	(2,045.0)
Acquisitions of business, net of cash acquired	—	(198.8)
Purchases of property, plant and equipment	(263.7)	(227.7)
Contingent consideration related to Fumapharm AG acquisition	(600.0)	(250.0)
Other	(65.9)	(10.1)
Net cash flows used in investing activities	(1,939.3)	(1,756.1)
Cash flows from financing activities:
Purchase of treasury stock	—	(42.2)
Proceeds from issuance of stock for share-based compensation arrangements	23.9	34.7
Excess tax benefit from share-based awards	9.0	69.7
Other	1.1	15.0
Net cash flows provided by financing activities	34.0	77.2
Net increase in cash and cash equivalents	53.9	101.4
Effect of exchange rate changes on cash and cash equivalents	0.1	(24.2)
Cash and cash equivalents, beginning of the period	1,308.0	1,204.9
Cash and cash equivalents, end of the period	$1,362.0	$1,282.1

See accompanying notes to these unaudited condensed consolidated financial statements.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.    Summary of Significant Accounting Policies
Business Overview
Biogen is a global biopharmaceutical company focused on discovering, developing, manufacturing and delivering therapies to patients for the treatment of neurological diseases, autoimmune disorders and rare diseases.
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
In addition to our innovative drug development efforts, we aim to leverage our manufacturing capabilities and scientific expertise through Samsung Bioepis, our joint venture with Samsung BioLogics Co. Ltd. (Samsung Biologics) that develops, manufactures and markets biosimilars as well as through other strategic contract manufacturing partners. Under our commercial agreement with Samsung Bioepis, we market and sell BENEPALI, an etanercept biosimilar referencing ENBREL, and FLIXABI, an infliximab biosimilar referencing REMICADE, in the European Union (E.U.).
In May 2016, we announced our intention to spin off our hemophilia business as an independent, publicly traded company. The new company will focus on the discovery and development of therapies for the treatment of hemophilia and other blood disorders, with existing marketed products ELOCTATE and ALPROLIX. The transaction is expected to be completed in early 2017, subject to the satisfaction of certain conditions, including, among others, final approval of our Board of Directors, receipt of a favorable opinion with respect to the tax-free nature of the transaction and the effectiveness of a Form 10 registration statement that will be filed with the Securities and Exchange Commission. The results of our hemophilia business will be included in our condensed consolidated financial statements until the transaction is completed.
Basis of Presentation
In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair statement of our financial statements for interim periods in accordance with accounting principles generally accepted in the United States (U.S. GAAP). The information included in this quarterly report on Form 10-Q should be read in conjunction with our consolidated financial statements and the accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2015 (2015 Form 10-K). Our accounting policies are described in the “Notes to Consolidated Financial Statements” in our 2015 Form 10-K and updated, as necessary, in this Form 10-Q. The year-end condensed consolidated balance sheet data presented for comparative purposes was derived from our audited financial statements, but does not include all disclosures required by U.S. GAAP. The results of operations for the three and six months ended June 30, 2016, are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.
We operate as one operating segment, which is discovering, developing, manufacturing and delivering therapies to patients for the treatment of neurological diseases, autoimmune disorders and rare diseases.
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

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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
 Use of Estimates
The preparation of our condensed consolidated financial statements requires us to make estimates, judgments and assumptions that may affect the reported amounts of assets, liabilities, equity, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis we evaluate our estimates, judgments and methodologies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable, the results of which form the basis for making judgments about the carrying values of assets, liabilities and equity and the amount of revenues and expenses. Actual results may differ from these estimates under different assumptions or conditions.
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
In May 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes all existing revenue recognition requirements, including most industry-specific guidance. The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delayed the effective date of the new standard from January 1, 2017 to January 1, 2018. The FASB also agreed to allow entities to choose to adopt the standard as of the original effective date. In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations, which clarifies the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which clarifies certain aspects of identifying performance obligations and licensing implementation guidance. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients related to disclosures of remaining performance obligations, as well as other amendments to guidance on collectibility, non-cash consideration and the presentation of sales and other similar taxes collected from customers. These standards have the same effective date and transition date of January 1, 2018. We are currently evaluating the method of adoption and the potential impact that these standards may have on our financial position and results of operations.
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
(unaudited)

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
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The new standard requires that all lessees recognize the assets and liabilities that arise from leases on the balance sheet and disclose qualitative and quantitative information about its leasing arrangements. The new standard will be effective for us on January 1, 2019. The adoption of this standard is not expected to have a material impact on our net financial position, but will impact our assets and liabilities. We are currently evaluating the potential impact that this standard may have on our results of operations.
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
In March 2016, the FASB issued ASU No. 2016-07, Investments - Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting. The new standard eliminates the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an adjustment must be made to the investment, results of operations and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. The new standard will be effective for us on January 1, 2017. The adoption of this standard is not expected to have a material impact on our financial position or results of operations.
In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The new standard requires recognition of the income tax effects of vested or settled awards in the income statement and involves several other aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. The new standard will be effective for us on January 1, 2017. This standard is not expected to have a material impact on our financial position, results of operations or statements of cash flows upon adoption.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The new standard changes the impairment model for most financial assets and certain other instruments. Under the new standard, entities holding financial assets and net investment in leases that are not accounted for at fair value through net income to be presented at the net amount expected to be collected. An allowance for credit losses will be a valuation account that will be deducted from the amortized cost basis of the financial asset to present the net carrying value at the amount expected to be collected on the financial asset. The new standard will be effective for us on January 1, 2020. The adoption of this standard is not expected to have a material impact on our financial position or results of operations.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

2.    Restructuring
On October 21, 2015, we announced a corporate restructuring, which included the termination of certain pipeline programs and an 11% reduction in workforce. Under this restructuring, cash payments will total approximately $120 million, of which $15.9 million were related to previously accrued 2015 incentive compensation, resulting in net expected restructuring charges totaling approximately $105 million. These amounts will be substantially paid by the end of 2016.
For the three and six months ended June 30, 2016, we recognized restructuring charges totaling $0.0 million and $9.7 million, respectively. We previously recognized $93.4 million of restructuring charges in our consolidated statements of income during the fourth quarter of 2015. Our restructuring reserve is included in accrued expenses and other in our condensed consolidated balance sheets.
The following table summarizes the charges and spending related to our restructuring efforts during the six months ended June 30, 2016:

(In millions)	Workforce Reduction	Pipeline Programs	Total
Restructuring reserve as of December 31, 2015	$33.7	$3.6	$37.3
Expense	4.9	5.4	10.3
Payments	(28.7)	(6.0)	(34.7)
Adjustments to previous estimates, net	(3.5)	2.9	(0.6)
Restructuring reserve as of June 30, 2016	$6.4	$5.9	$12.3
3.    Reserves for Discounts and Allowances
An analysis of the change in reserves for discounts and allowances is summarized as follows:

(In millions)	Discounts	Contractual Adjustments	Returns	Total
Balance, as of December 31, 2015	$56.1	$548.7	$57.9	$662.7
Current provisions relating to sales in current year	266.8	973.8	17.6	1,258.2
Adjustments relating to prior years	(2.4)	1.6	(5.5)	(6.3)
Payments/credits relating to sales in current year	(210.2)	(605.1)	(0.7)	(816.0)
Payments/credits relating to sales in prior years	(51.5)	(384.9)	(10.4)	(446.8)
Balance, as of June 30, 2016	$58.8	$534.1	$58.9	$651.8
The total reserves above, included in our condensed consolidated balance sheets, are summarized as follows:

(In millions)	As of June 30, 2016	As of December 31, 2015
Reduction of accounts receivable	$161.3	$144.6
Component of accrued expenses and other	490.5	518.1
Total reserves	$651.8	$662.7

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

4.    Inventory
The components of inventory are summarized as follows:

(In millions)	As of June 30, 2016	As of December 31, 2015
Raw materials	$235.0	$213.0
Work in process	654.6	577.6
Finished goods	139.1	143.0
Total inventory	$1,028.7	$933.6

Balance Sheet Classification:
Inventory	$996.4	$893.4
Investments and other assets	32.3	40.2
Total inventory	$1,028.7	$933.6
Inventory included in investments and other assets in our condensed consolidated balance sheets primarily consisted of work in process.
As of December 31, 2015, our inventory included $24.7 million associated with our ZINBRYTA program, $24.2 million associated with the FLIXABI program and $18.4 million associated with the BENEPALI program, which had been capitalized in advance of regulatory approval. The European Commission (EC) approved the marketing authorization applications for BENEPALI and FLIXABI, two anti-tumor necrosis factor (TNF) biosimilars, for marketing in the E.U. in January 2016 and May 2016, respectively, and the U.S. Food and Drug Administration (FDA) approved ZINBRYTA for the treatment of relapsing forms of MS in the U.S. in May 2016.
5.    Intangible Assets and Goodwill
Intangible Assets
Intangible assets, net of accumulated amortization, impairment charges and adjustments, are summarized as follows:

		As of June 30, 2016			As of December 31, 2015
(In millions)	Estimated Life	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Out-licensed patents	13-23 years	$543.3	$(514.9)	$28.4	$543.3	$(506.0)	$37.3
Developed technology	15-23 years	3,005.3	(2,604.5)	400.8	3,005.3	(2,552.9)	452.4
In-process research and development	Indefinite until commercialization	692.3	—	692.3	730.5	—	730.5
Trademarks and tradenames	Indefinite	64.0	—	64.0	64.0	—	64.0
Acquired and in-licensed rights and patents	6-18 years	3,405.4	(623.3)	2,782.1	3,303.2	(502.3)	2,800.9
Total intangible assets		$7,710.3	$(3,742.7)	$3,967.6	$7,646.3	$(3,561.2)	$4,085.1
For the three and six months ended June 30, 2016, amortization of acquired intangible assets totaled $92.9 million and $181.7 million, respectively, as compared to $92.0 million and $187.9 million, respectively, in the prior year comparative periods. In-process research and development amounts include adjustments for foreign exchange rate fluctuations.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

Developed Technology
Developed technology primarily relates to our AVONEX product, which was recorded in connection with the merger of Biogen, Inc. and IDEC Pharmaceuticals Corporation in 2003. The net book value of this asset as of June 30, 2016 was $392.8 million.
Acquired and In-licensed Rights and Patents
Acquired and in-licensed rights and patents primarily relate to our acquisition of all remaining rights to TYSABRI from Elan Corporation plc (Elan). The net book value of this asset as of June 30, 2016 was $2,633.4 million.
The increase in acquired and in-licensed rights and patents during the six months ended June 30, 2016, primarily reflects:

•	$50.0 million in total milestone payments due to Samsung Bioepis, which became payable upon the approval of BENEPALI and FLIXABI in the E.U. in January 2016 and May 2016, respectively;

•	$20.0 million milestone payment due to AbbVie Biotherapeutics, Inc. (AbbVie), which became payable upon the regulatory approval of ZINBRYTA in the U.S. in May 2016; and

•
$26.5 million upon the approval of ALPROLIX in the E.U. in May 2016, which is comprised of a $20.0 million contingent payment due to the former owners of Syntonix Pharmaceuticals, Inc. (Syntonix) and $6.5 million related to the establishment of a corresponding deferred tax liability.

For additional information on our relationship with Samsung Bioepis, please read Note 17, Collaborative and Other Relationships to these condensed consolidated financial statements. For additional information on our relationship with Syntonix, please read Note 21, Commitments and Contingencies to our consolidated financial statements included in our 2015 Form 10-K. For additional information on our relationship with AbbVie, please read Note 19, Collaborative and Other Relationships to our consolidated financial statements included in our 2015 Form 10-K.
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
Our most recent long range planning cycle was completed in the third quarter of 2015. Based upon this analysis, the estimated future amortization of acquired intangible assets for the next five years is expected to be as follows:

(In millions)	As of June 30, 2016
2016 (remaining six months)	$181.6
2017	325.1
2018	298.2
2019	282.7
2020	277.1
2021	265.0

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

Goodwill
The following table provides a roll forward of the changes in our goodwill balance:

(In millions)	As of June 30, 2016
Goodwill, beginning of period	$2,663.8
Increase to goodwill	515.0
Other	(11.7)
Goodwill, end of period	$3,167.1
The increase in goodwill during the six months ended June 30, 2016 was related to $600.0 million in contingent milestones achieved (exclusive of $85.0 million in tax benefits) and payable to the former shareholders of Fumapharm AG or holders of their rights. Other includes changes in foreign exchange rates. For additional information related to future contingent payments to the former shareholders of Fumapharm AG or holders of their rights, please read Note 19, Commitments and Contingencies to these condensed consolidated financial statements.
As of June 30, 2016, we had no accumulated impairment losses related to goodwill.
6.    Fair Value Measurements
The tables below present information about our assets and liabilities that are regularly measured and carried at fair value and indicate the level within the fair value hierarchy of the valuation techniques we utilized to determine such fair value:

As of June 30, 2016 (In millions)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$874.6	$—	$874.6	$—
Marketable debt securities:
Corporate debt securities	2,290.3	—	2,290.3	—
Government securities	2,973.4	—	2,973.4	—
Mortgage and other asset backed securities	648.7	—	648.7	—
Marketable equity securities	32.4	32.4	—	—
Derivative contracts	30.1	—	30.1	—
Plan assets for deferred compensation	35.6	—	35.6	—
Total	$6,885.1	$32.4	$6,852.7	$—
Liabilities:
Derivative contracts	$24.8	$—	$24.8	$—
Contingent consideration obligations	515.7	—	—	515.7
Total	$540.5	$—	$24.8	$515.7

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

As of December 31, 2015 (In millions)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$909.5	$—	$909.5	$—
Marketable debt securities:
Corporate debt securities	1,510.9	—	1,510.9	—
Government securities	2,875.9	—	2,875.9	—
Mortgage and other asset backed securities	494.1	—	494.1	—
Marketable equity securities	37.5	37.5	—	—
Derivative contracts	27.2	—	27.2	—
Plan assets for deferred compensation	40.1	—	40.1	—
Total	$5,895.2	$37.5	$5,857.7	$—
Liabilities:
Derivative contracts	$14.7	$—	$14.7	$—
Contingent consideration obligations	506.0	—	—	506.0
Total	$520.7	$—	$14.7	$506.0
There have been no material impairments of our assets measured and carried at fair value during the three and six months ended June 30, 2016. In addition, there were no changes in valuation techniques or inputs utilized or transfers between fair value measurement levels during the three and six months ended June 30, 2016. The fair values of Level 2 instruments classified as cash equivalents and marketable debt securities were determined through third party pricing services. For a description of our validation procedures related to prices provided by third party pricing services, refer to Note 1, Summary of Significant Accounting Policies: Fair Value Measurements, to our consolidated financial statements included in our 2015 Form 10-K.
Debt Instruments
The fair and carrying values of our debt instruments, which are Level 2 liabilities, are summarized as follows:

	As of June 30, 2016		As of December 31, 2015
(In millions)	Fair Value	Carrying Value	Fair Value	Carrying Value
Notes payable to Fumedica	$6.4	$6.1	$9.4	$9.0
6.875% Senior Notes due March 1, 2018	598.2	561.9	602.6	565.3
2.900% Senior Notes due September 15, 2020	1,561.7	1,507.9	1,497.5	1,485.5
3.625% Senior Notes due September 15, 2022	1,061.0	992.7	1,014.2	992.2
4.050% Senior Notes due September 15, 2025	1,887.3	1,734.1	1,764.6	1,733.4
5.200% Senior Notes due September 15, 2045	1,996.3	1,721.3	1,757.6	1,721.1
Total	$7,110.9	$6,524.0	$6,645.9	$6,506.5
The fair value of our notes payable to Fumedica was estimated using market observable inputs, including current interest and foreign currency exchange rates. The fair values of each of our series of Senior Notes were determined through market, observable and corroborated sources. For additional information related to our debt instruments, please read Note 11, Indebtedness to our consolidated financial statements included in our 2015 Form 10-K.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

Contingent Consideration Obligations
The following table provides a roll forward of the fair values of our contingent consideration obligations which includes Level 3 measurements:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In millions)	2016	2015	2016	2015
Fair value, beginning of period	$508.3	$461.8	$506.0	$215.5
Additions	—	36.0	—	274.5
Changes in fair value	10.6	(2.2)	12.9	5.6
Payments	(3.2)	—	(3.2)	—
Fair value, end of period	$515.7	$495.6	$515.7	$495.6
As of June 30, 2016 and December 31, 2015, approximately $304.0 million and $301.3 million, respectively, of our contingent consideration obligations valued using Level 3 measurements were reflected as components of other long-term liabilities in our condensed consolidated balance sheets with the remaining balances reflected as a component of accrued expenses and other.
7.    Financial Instruments
The following table summarizes our financial assets with maturities of less than 90 days from the date of purchase included in cash and cash equivalents on the accompanying condensed consolidated balance sheet:

(In millions)	As of June 30, 2016	As of December 31, 2015
Commercial paper	$56.9	$21.9
Overnight reverse repurchase agreements	66.3	134.7
Money market funds	531.5	673.8
Short-term debt securities	219.9	79.1
Total	$874.6	$909.5
The carrying values of our commercial paper, including accrued interest, overnight reverse repurchase agreements, money market funds and our short-term debt securities approximate fair value due to their short-term maturities. Our overnight reverse repurchase agreements are collateralized with agency-guaranteed mortgage-backed securities and represent approximately 0.3% and 0.7% of total assets as of June 30, 2016 and December 31, 2015, respectively.
The following tables summarize our marketable debt and equity securities, classified as available-for-sale:

As of June 30, 2016 (In millions)	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost
Corporate debt securities
Current	$913.4	$0.3	$(0.2)	$913.3
Non-current	1,376.9	7.8	(0.4)	1,369.5
Government securities
Current	1,521.3	0.6	—	1,520.7
Non-current	1,452.1	3.1	(0.6)	1,449.6
Mortgage and other asset backed securities
Current	0.1	—	—	0.1
Non-current	648.6	1.4	(0.9)	648.1
Total marketable debt securities	$5,912.4	$13.2	$(2.1)	$5,901.3
Marketable equity securities, non-current	$32.4	$0.9	$(2.1)	$33.6

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

As of December 31, 2015 (In millions)	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost
Corporate debt securities
Current	$394.3	$—	$(0.5)	$394.8
Non-current	1,116.6	0.1	(4.1)	1,120.6
Government securities
Current	1,723.4	0.1	(1.1)	1,724.4
Non-current	1,152.5	—	(3.1)	1,155.6
Mortgage and other asset backed securities
Current	2.8	—	—	2.8
Non-current	491.3	0.1	(1.8)	493.0
Total marketable debt securities	$4,880.9	$0.3	$(10.6)	$4,891.2
Marketable equity securities, non-current	$37.5	$9.2	$—	$28.3
Summary of Contractual Maturities: Available-for-Sale Securities
The estimated fair value and amortized cost of our marketable debt securities available-for-sale by contractual maturity are summarized as follows:

	As of June 30, 2016		As of December 31, 2015
(In millions)	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost
Due in one year or less	$2,434.8	$2,434.1	$2,120.5	$2,122.0
Due after one year through five years	3,255.9	3,245.4	2,575.9	2,583.9
Due after five years	221.7	221.8	184.5	185.3
Total available-for-sale securities	$5,912.4	$5,901.3	$4,880.9	$4,891.2
The average maturity of our marketable debt securities available-for-sale as of June 30, 2016 and December 31, 2015 was approximately 13 months and 16 months, respectively.
Proceeds from Marketable Debt Securities
The proceeds from maturities and sales of marketable debt securities and resulting realized gains and losses are summarized as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In millions)	2016	2015	2016	2015
Proceeds from maturities and sales	$1,642.5	$601.9	$2,823.6	$975.5
Realized gains	$0.6	$0.3	$1.0	$0.5
Realized losses	$(1.2)	$(0.5)	$(1.6)	$(0.8)
Strategic Investments
As of June 30, 2016 and December 31, 2015, our strategic investment portfolio was comprised of investments totaling $98.3 million and $96.0 million, respectively, which are included in investments and other assets in our condensed consolidated balance sheets. Our strategic investment portfolio includes investments in equity securities of certain biotechnology companies and investments in venture capital funds where the underlying investments are in equity securities of biotechnology companies.

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
Foreign currency forward contracts in effect as of June 30, 2016 and December 31, 2015 had durations of 1 to 18 months. These contracts have been designated as cash flow hedges and accordingly, to the extent effective, any unrealized gains or losses on these foreign currency forward contracts are reported in accumulated other comprehensive income (loss) (referred to as AOCI in the tables below). Realized gains and losses for the effective portion of such contracts are recognized in revenue when the sale of product in the currency being hedged is recognized and, beginning in the fourth quarter 2015, in operating expenses when the expense in the currency being hedged is recorded. To the extent ineffective, hedge transaction gains and losses are reported in other income (expense), net.
The notional value of foreign currency forward contracts that were entered into to hedge forecasted revenues and operating expenses is summarized as follows:

	Notional Amount
Foreign Currency: (In millions)	As of June 30, 2016	As of December 31, 2015
Euro	$1,126.5	$945.5
Swiss francs	43.5	80.8
Canadian dollar	39.9	76.7
Total foreign currency forward contracts	$1,209.9	$1,103.0
The portion of the fair value of these foreign currency forward contracts that was included in accumulated other comprehensive income (loss) in total equity reflected net losses of $16.4 million and net gains of $1.8 million as of June 30, 2016 and December 31, 2015, respectively. We expect all contracts to be settled over the next 18 months and any amounts in accumulated other comprehensive income (loss) to be reported as an adjustment to revenue or operating expense. We consider the impact of our and our counterparties’ credit risk on the fair value of the contracts as well as the ability of each party to execute its contractual obligations. As of June 30, 2016 and December 31, 2015, credit risk did not change the fair value of our foreign currency forward contracts.
The following tables summarize the effect of foreign currency forward contracts designated as hedging instruments on our condensed consolidated statements of income:

For the Three Months Ended June 30,
Net Gains/(Losses) Reclassified from AOCI into Operating Income (Effective Portion)			Net Gains/(Losses) Recognized into Net Income (Ineffective Portion)
Location	2016	2015	Location	2016	2015
Revenue	$(4.3)	$40.4	Other income (expense)	$2.1	$1.2
Operating expenses	$(0.1)	$—	Other income (expense)	$—	$—

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

For the Six Months Ended June 30,
Net Gains/(Losses) Reclassified from AOCI into Operating Income (Effective Portion)			Net Gains/(Losses) Recognized into Net Income (Ineffective Portion)
Location	2016	2015	Location	2016	2015
Revenue	$4.5	$75.4	Other income (expense)	$4.0	$3.4
Operating expenses	$(0.2)	$—	Other income (expense)	$(0.3)	$—
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
Foreign Currency Forward Contracts - Other Derivatives
We also enter into other foreign currency forward contracts, usually with durations of one month or less, to mitigate the foreign currency risk related to certain balance sheet positions. We have not elected hedge accounting for these transactions.
The aggregate notional amount of these outstanding foreign currency contracts was $557.2 million and $721.0 million as of June 30, 2016 and December 31, 2015, respectively. Net losses of $18.6 million and $16.2 million related to these contracts were recognized as a component of other income (expense), net, for three and six months ended June 30, 2016, respectively, as compared to net gains of $13.6 million and $3.9 million, respectively, in the prior year comparative periods.

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
The following table summarizes the fair value and presentation in our condensed consolidated balance sheets of our outstanding derivatives including those designated as hedging instruments:

		Fair Value
(In millions)	Balance Sheet Location	As of June 30, 2016
Hedging Instruments:
Asset derivatives	Other current assets	$2.0
	Investments and other assets	$23.6
Liability derivatives	Accrued expenses and other	$14.8
	Other long-term liabilities	$—
Other Derivatives:
Asset derivatives	Other current assets	$4.5
Liability derivatives	Accrued expenses and other	$10.0

		Fair Value
(In millions)	Balance Sheet Location	As of December 31, 2015
Hedging Instruments:
Asset derivatives	Other current assets	$16.6
	Investments and other assets	$0.3
Liability derivatives	Accrued expenses and other	$10.2
	Other long-term liabilities	$2.5
Other Derivatives:
Asset derivatives	Other current assets	$10.3
Liability derivatives	Accrued expenses and other	$2.0
9.    Property, Plant and Equipment
Property, plant and equipment are recorded at historical cost, net of accumulated depreciation. Accumulated depreciation on property, plant and equipment was $1,471.0 million and $1,330.1 million as of June 30, 2016 and December 31, 2015, respectively.
Solothurn, Switzerland Facility
On December 1, 2015, we purchased land in Solothurn, Switzerland for 64.4 million Swiss Francs (approximately $62.5 million). We are building a biologics manufacturing facility on this land in the Commune of Luterbach over the next several years. As of June 30, 2016 and December 31, 2015, we had approximately $247.8 million and $99.0 million, respectively, capitalized as construction in progress related to the construction of this facility.
Cambridge, MA Manufacturing Facility
In June 2016, as a result of an evaluation of our manufacturing capabilities and capacity needs based on current and expected future demand, we determined that we intend to cease manufacturing in Cambridge, MA and vacate our 67,000 square foot small-scale biologics manufacturing facility in Cambridge, MA and 46,000 square foot warehouse space in Somerville, MA by the end of 2016.
We are currently considering alternatives for the facility, which may include a sale of our rights to the facility and related assets. In the event we are unsuccessful with a sale, we will close the facility by December 31, 2016.
As of June 30, 2016, the carrying value of associated assets totaled approximately $43.0 million and our remaining lease obligation related to these facilities totaled $26.3 million.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

An impairment assessment as of June 30, 2016 was performed related to the assets, which resulted in no impairments.
The anticipated departure from these facilities has shortened the expected useful lives of certain leasehold improvements and other assets at these facilities. As a result, we recorded additional depreciation expense to reflect the assets' new shorter useful lives. As of June 30, 2016, we recognized approximately $15.8 million of this additional depreciation, which was recorded as cost of sales in our condensed consolidated statements of income.
10.    Equity
Total equity as of June 30, 2016 increased $2,028.8 million compared to December 31, 2015. This increase was primarily driven by net income attributable to Biogen Inc. of $2,020.7 million and an increase in additional paid in capital related to our share-based compensation arrangements, partially offset by other comprehensive losses.
Share Repurchases
In July 2016, our Board of Directors authorized a program to repurchase up to $5.0 billion of our common stock (2016 Share Repurchase Program). This authorization does not have an expiration date. Repurchased shares will be retired. The 2016 Share Repurchase Program is in addition to the approximately 1.3 million shares remaining under our February 2011 Share Repurchase Program (2011 Share Repurchase Program), which has been used principally to offset common stock issuances under our share-based compensation plans. During the six months ended June 30, 2016 and 2015, we did not repurchase any shares of common stock under our 2011 Share Repurchase Program.
In May 2015, our Board of Directors authorized a program to repurchase up to $5.0 billion of our common stock, which was completed as of December 31, 2015. During the six months ended June 30, 2015, we repurchased and retired 0.1 million shares of common stock at a cost of $42.2 million.
Noncontrolling Interests
The following table reconciles equity (deficit) attributable to noncontrolling interests (NCI):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In millions)	2016	2015	2016	2015
NCI, beginning of period	$1.3	$2.7	$2.1	$5.0
Net income (loss) attributable to NCI, net of tax	(1.4)	(2.5)	(3.1)	(4.8)
Fair value of net assets and liabilities acquired and assigned to NCI	—	—	0.9	—
Translation adjustment and other	—	0.2	—	0.2
NCI, end of period	$(0.1)	$0.4	$(0.1)	$0.4

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

11.    Accumulated Other Comprehensive Income (Loss)
The following table summarizes the changes in accumulated other comprehensive income (loss), net of tax by component:

(In millions)	Unrealized Gains (Losses) on Securities Available for Sale	Unrealized Gains (Losses) on Cash Flow Hedges	Unfunded Status of Postretirement Benefit Plans	Translation Adjustments	Total
Balance, as of December 31, 2015	$(0.8)	$10.2	$(37.8)	$(195.6)	$(224.0)
Other comprehensive income (loss) before reclassifications	6.6	(13.9)	0.9	(48.4)	(54.8)
Amounts reclassified from accumulated other comprehensive income (loss)	0.4	(4.4)	—	—	(4.0)
Net current period other comprehensive income (loss)	7.0	(18.3)	0.9	(48.4)	(58.8)
Balance, as of June 30, 2016	$6.2	$(8.1)	$(36.9)	$(244.0)	$(282.8)

(In millions)	Unrealized Gains (Losses) on Securities Available for Sale	Unrealized Gains (Losses) on Cash Flow Hedges	Unfunded Status of Postretirement Benefit Plans	Translation Adjustments	Total
Balance, as of December 31, 2014	$(0.4)	$71.7	$(31.6)	$(99.2)	$(59.5)
Other comprehensive income (loss) before reclassifications	0.9	66.1	4.1	(37.8)	33.3
Amounts reclassified from accumulated other comprehensive income (loss)	0.2	(75.0)	—	—	(74.8)
Net current period other comprehensive income (loss)	1.1	(8.9)	4.1	(37.8)	(41.5)
Balance, as of June 30, 2015	$0.7	$62.8	$(27.5)	$(137.0)	$(101.0)
The following table summarizes the amounts reclassified from accumulated other comprehensive income:

(In millions)	Income Statement Location	Amounts Reclassified from Accumulated Other Comprehensive Income
		For the Three Months Ended June 30,		For the Six Months Ended June 30,
		2016	2015	2016	2015
Gains (losses) on securities available for sale	Other income (expense)	$(0.6)	$(0.2)	$(0.6)	$(0.3)
	Income tax benefit (expense)	0.2	0.1	0.2	0.1

Gains (losses) on cash flow hedges	Revenues	(4.3)	40.4	4.5	75.4
	Operating expenses	(0.1)	—	(0.2)	—
	Other income (expense)	—	—	0.1	—
	Income tax benefit (expense)	0.1	(0.2)	—	(0.4)

Total reclassifications, net of tax		$(4.7)	$40.1	$4.0	$74.8

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

12.    Earnings per Share
Basic and diluted earnings per share are calculated as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In millions)	2016	2015	2016	2015
Numerator:
Net income attributable to Biogen Inc.	$1,049.8	$927.3	$2,020.7	$1,749.8
Denominator:
Weighted average number of common shares outstanding	219.1	235.3	219.0	235.1
Effect of dilutive securities:
Stock options and employee stock purchase plan	0.1	0.1	0.1	0.1
Time-vested restricted stock units	0.1	0.2	0.1	0.3
Market stock units	0.1	0.1	0.1	0.2
Dilutive potential common shares	0.3	0.4	0.3	0.6
Shares used in calculating diluted earnings per share	219.4	235.7	219.3	235.7
Amounts excluded from the calculation of net income per diluted share because their effects were anti-dilutive were insignificant.
13.     Share-based Payments
Share-based Compensation Expense
The following table summarizes share-based compensation expense included in our condensed consolidated statements of income:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In millions)	2016	2015	2016	2015
Research and development	$21.5	$22.1	$42.9	$57.5
Selling, general and administrative	28.7	26.2	63.4	81.8
Restructuring charges	—	—	(1.8)	—
Subtotal	50.2	48.3	104.5	139.3
Capitalized share-based compensation costs	(4.4)	(2.2)	(7.5)	(5.6)
Share-based compensation expense included in total cost and expenses	45.8	46.1	97.0	133.7
Income tax effect	(12.7)	(12.9)	(27.9)	(39.6)
Share-based compensation expense included in net income attributable to Biogen Inc.	$33.1	$33.2	$69.1	$94.1

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

The following table summarizes share-based compensation expense associated with each of our share-based compensation programs:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In millions)	2016	2015	2016	2015
Market stock units	$7.9	$9.1	$21.3	26.1
Time-vested restricted stock units	33.9	31.8	64.0	63.7
Cash settled performance units	4.6	3.2	4.8	27.0
Performance units	1.3	1.2	8.2	14.4
Employee stock purchase plan	2.5	3.0	6.2	8.1
Subtotal	50.2	48.3	104.5	139.3
Capitalized share-based compensation costs	(4.4)	(2.2)	(7.5)	(5.6)
Share-based compensation expense included in total cost and expenses	$45.8	$46.1	$97.0	$133.7
We estimate the fair value of our obligations associated with our performance units and cash settled performance units at the end of each reporting period through expected settlement. Cumulative adjustments to these obligations are recorded each quarter to reflect changes in the stock price and estimated outcome of the performance-related conditions.
Grants Under Share-based Compensation Plans
The following table summarizes our equity grants to employees, officers and directors under our current stock plans:

	For the Six Months Ended June 30,
	2016	2015
Market stock units	166,000	179,000
Cash settled performance shares	86,000	115,000
Performance units	56,000	89,000
Time-vested restricted stock units	594,000	375,000
Employee Stock Purchase Plan (ESPP)
In June 2015, our stockholders approved the Biogen Inc. 2015 ESPP (2015 ESPP). The 2015 ESPP, which became effective on July 1, 2015, replaced the Biogen Idec Inc. 1995 ESPP (1995 ESPP), which expired on June 30, 2015. The maximum aggregate number of shares of our common stock that may be purchased under the 2015 ESPP is 6,200,000.
For the six months ended June 30, 2016, approximately 109,000 shares were issued under our 2015 ESPP, compared to approximately 98,000 shares issued under our 1995 ESPP in the prior year comparative period.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

14.    Income Taxes
A reconciliation between the U.S. federal statutory tax rate and our effective tax rate is summarized as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Statutory rate	35.0%	35.0%	35.0%	35.0%
State taxes	1.0	0.4	1.0	—
Taxes on foreign earnings	(10.0)	(11.1)	(9.0)	(9.8)
Credits and net operating loss utilization	(1.2)	(0.7)	(1.2)	(0.7)
Purchased intangible assets	1.1	1.1	1.1	1.0
Manufacturing deduction	(1.6)	(2.1)	(1.7)	(1.8)
Other permanent items	0.6	0.9	0.6	0.7
Other	0.3	0.4	0.2	0.3
Effective tax rate	25.2%	23.9%	26.0%	24.7%
For the three and six months ended June 30, 2016, compared to the same period in 2015, our effective tax rate increased primarily due to a state tax benefit in 2015 resulting from the remeasurement of one of our uncertain positions, described below, and a higher relative percentage of our earnings being attributed to the U.S., a higher tax jurisdiction.
Accounting for Uncertainty in Income Taxes
We and our subsidiaries are routinely examined by various taxing authorities. We file income tax returns in the U.S. federal jurisdiction, various U.S. states and foreign jurisdictions. With few exceptions, including the proposed disallowance we discuss below, we are no longer subject to U.S. federal tax examination for years before 2013 or state, local or non-U.S. income tax examinations for years before 2004.
In March 2015, we received a final assessment from the Danish Tax Authority (SKAT) for 2009 regarding withholding taxes and the treatment of certain intercompany transactions involving a Danish affiliate and another of our affiliates. In April 2016, we received final assessments for 2011 and 2013 regarding withholding taxes for similar intercompany transactions. The total amount assessed for 2009, 2011 and 2013 is estimated to be $66.9 million, including interest. For the assessments related to 2011 and 2013, we have made payments to SKAT totaling $13.0 million. We continue to dispute the assessments for all of these periods and believe that the positions we have taken in our historical filings are valid.
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
In October 2011, in conjunction with an examination by the IRS, the IRS proposed a disallowance of approximately $130.0 million in deductions for tax years 2007, 2008 and 2009 related to payments for services provided by our wholly owned Danish subsidiary located in Hillerød, Denmark. We initiated a mutual agreement procedure between the IRS and SKAT for the years 2001 through 2009, to reach agreement on the issue. Over the past year, we have reached agreement with the IRS and SKAT regarding the tax treatment of these items for the years up to and including 2009. We have recorded the results of these agreements, which were not significant to our results. In addition, we applied for a bilateral advance pricing agreement for the years 2010 through 2014 to resolve similar issues for those years. In June 2016, we withdrew from the bilateral advance pricing agreement process. We believe that the positions we have taken in our historical filings are valid and supportable and potential changes in these positions are not expected to have a significant impact on our financial position or results of operations.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

15.    Other Consolidated Financial Statement Detail
Other Income (Expense), Net
Components of other income (expense), net, are summarized as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In millions)	2016	2015	2016	2015
Interest income	$15.4	$4.3	$26.6	$7.6
Interest expense	(65.9)	(5.8)	(129.2)	(12.5)
Gain (loss) on investments, net	(2.7)	0.3	(1.1)	(1.4)
Foreign exchange gains (losses), net	0.2	(1.5)	2.3	(14.5)
Other, net	(5.5)	(8.2)	(9.9)	(5.1)
Total other income (expense), net	$(58.5)	$(10.9)	$(111.3)	$(25.9)
Other Current Assets
Other current assets includes prepaid taxes totaling approximately $704.1 million and $550.6 million as of June 30, 2016 and December 31, 2015, respectively.
Accrued Expenses and Other
Accrued expenses and other consists of the following:

(In millions)	As of June 30, 2016	As of December 31, 2015
Current portion of contingent consideration obligations and milestones	$556.7	$504.7
Revenue-related reserves for discounts and allowances	490.5	518.1
Employee compensation and benefits	228.4	270.8
Royalties and licensing fees	183.7	167.9
Other	613.4	635.3
Total accrued expenses and other	$2,072.7	$2,096.8
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
In June 2014, AIFA approved a resolution affirming that there is no reimbursement limit from and after February 2013. As a result, we recognized $53.5 million of TYSABRI revenues related to the periods beginning February 2013 that were previously deferred. AIFA and Biogen Italia SRL are still discussing a possible resolution for the period from February 2009 through January 2013. We have approximately EUR75 million recorded as accrued expenses and deferred revenue both included in our long-term liabilities in our condensed consolidated balance sheet for this matter as of June 30, 2016 and December 31, 2015.
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
We are required to reimburse Neurimmune for amounts that are incurred by Neurimmune for research and development expenses in support of the collaboration. Amounts reimbursed are reflected in research and development expense in our condensed consolidated statements of income. For the three and six months ended June 30, 2016 and 2015, these amounts were immaterial. Future milestone payments and royalties, if any, will be reflected in our condensed consolidated statements of income as a charge to noncontrolling interest, net of tax, when such milestones are achieved.
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
Unconsolidated Variable Interest Entities
We have relationships with other variable interest entities that we do not consolidate as we lack the power to direct the activities that significantly impact the economic success of these entities. These relationships include investments in certain biotechnology companies and research collaboration agreements. As of June 30, 2016 and December 31, 2015, the total carrying value of our investments in biotechnology companies totaled $38.0 million and $29.2 million, respectively. Our maximum exposure to loss related to these variable interest entities is limited to the carrying value of our investments.
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

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

17.    Collaborative and Other Relationships
University of Pennsylvania
In May 2016, we entered into a collaboration and alliance with the University of Pennsylvania (Penn) to advance gene therapy and gene editing technologies. The collaboration will primarily focus on the development of therapeutic approaches that target the eye, skeletal muscle and the central nervous system. The alliance is also expected to focus on the research and validation of next-generation gene transfer technology using adeno-associated virus gene delivery vectors and exploring the expanded use of genome editing technology as a potential therapeutic platform.
During the second quarter of 2016, we paid Penn an upfront amount of $20.0 million, which was recorded as research and development expense in our condensed consolidated statements of income, and prepaid research and development expenditures of $15.0 million, which was recorded in investments and other assets in our condensed consolidated balance sheets. We also expect to fund an additional $47.5 million in the aggregate in research and development costs extending over the next three to five years in seven preclinical research and development programs, as well as the exploration of genome-editing technology.
If all of the collaboration programs are successful and we exercise all of our options under the Penn collaboration and alliance, we may be required to make future payments of over $2.0 billion in research funding, options and milestone payments, in addition to royalties payable on net sales of products.
Swedish Orphan Biovitrum AB
In January 2007, we acquired 100% of the stock of Syntonix. Syntonix had previously entered into a collaboration agreement with Swedish Orphan Biovitrum AB (publ) (Sobi) to jointly develop and commercialize Factor VIII and Factor IX hemophilia products, including ELOCTATE and ALPROLIX. Under an amended and restated collaboration agreement, we have commercial rights for North America (the Biogen North America Territory) and for rest of the world markets outside of the Sobi Territory, as defined below (the Biogen Direct Territory). Following its exercise of an option right, Sobi has assumed commercialization rights for ELOCTA, the trade name for ELOCTATE, and ALPROLIX, in substantially all of Europe, Northern Africa, Russia and certain countries in the Middle East (the Sobi Territory). For additional information on our collaboration agreement with Sobi, please read Note 19, Collaborative and Other Relationships to our consolidated financial statements included in our 2015 Form 10-K.
Sobi had its first commercial sale of ELOCTA in January 2016. In March 2016, the EC approved the transfer of the marketing authorization for ELOCTA from Biogen to Sobi, making Sobi the marketing authorization holder of ELOCTA in the E.U. As the marketing authorization holder, Sobi assumes full legal responsibility for ELOCTA, from a regulatory perspective, during its entire life cycle in the E.U. As of June 30, 2016, approximately $157.0 million in expenditures for ELOCTA, net of an escrow payment and other royalty adjustments as described in the table and its footnote (3) below, are reimbursable to us by Sobi under our collaboration agreement due to Sobi's election to assume final development and commercialization of ELOCTA in the Sobi Territory, which is the Opt-In Consideration for ELOCTA. This reimbursement will be recognized by us as royalty revenue in proportion to collaboration revenues, over a ten year period, consistent with the initial patent term of the product.
ALPROLIX was approved in the E.U. by the EC in May 2016 and Sobi had its first commercial sale in June 2016. As of June 30, 2016, approximately $130.0 million in expenditures for ALPROLIX, net of an escrow payment and other royalty adjustments as described in the table and its footnote (3) below, are reimbursable to us by Sobi under our collaboration agreement due to Sobi's election to assume final development and commercialization of ALPROLIX in the Sobi Territory, which is the Opt-In Consideration for ALPROLIX. This reimbursement will be recognized by us as royalty revenue in proportion to collaboration revenues, over a ten year period, consistent with the initial patent term of the product.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

We expect to recognize the effect of the cash reimbursement as an adjustment to the Base Rate in the table below over a ten year period, consistent with the initial patent term of the products. Under the collaboration agreement, cash payments are as follows:

		Rates post Sobi Opt-In(3)
Royalty and Net Revenue Share Rates:	Method	Base Rate following 1st commercial sale in the Sobi Territory:	Rate during the Reimbursement Period:
Sobi rate to Biogen on net sales in the Sobi Territory	Royalty	12%	Base Rate plus 5%
Biogen rate to Sobi on net sales in the Biogen North America Territory	Royalty	12%	Base Rate less 5%
Biogen rate to Sobi on net sales in the Biogen Direct Territory	Royalty	17%	Base Rate less 5%
Biogen rate to Sobi on net revenue(1) from the Biogen Distributor Territory(2)	Net Revenue Share	50%	Base Rate less 15%

(1)	Net revenue represents Biogen’s pre-tax receipts from third-party distributors, less expenses incurred by Biogen in the conduct of commercialization activities supporting the distributor activities.

(2)	The Biogen Distributor Territory represents Biogen territories where sales are derived utilizing a third-party distributor.

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
Samsung Bioepis
Joint Venture Agreement
In February 2012, we entered into a joint venture agreement with Samsung BioLogics Co. Ltd. (Samsung Biologics), establishing an entity, Samsung Bioepis, to develop, manufacture and market biosimilar pharmaceuticals. Samsung Biologics contributed 280.5 billion South Korean won (approximately $250.0 million) for an 85% stake in Samsung Bioepis and we contributed approximately 49.5 billion South Korean won (approximately $45.0 million) for the remaining 15% ownership interest. Under the joint venture agreement, we have no obligation to provide any additional funding and our ownership interest may be diluted due to financings in which we do not participate. As of June 30, 2016, our ownership interest is approximately 9%, which reflects the effect of additional equity financings in which we did not participate. We maintain an option to purchase additional stock in Samsung Bioepis that would allow us to increase our ownership percentage up to 49.9%. The exercise of this option is within our control and is based on paying for 49.9% of the total investment made by Samsung Biologics into Samsung Bioepis in excess of what we have already contributed under the agreement plus a rate that will represent their return on capital.
Based on our level of influence over Samsung Bioepis, we account for this investment under the equity method of accounting and we recognize our share of the results of operations related to our investment in Samsung Bioepis one quarter in arrears when the results of the entity become available, which is reflected as equity in loss of investee, net of tax in our condensed consolidated statements of income. During the three and six months ended June 30, 2015, we recognized a loss on our investment of $4.9 million and $5.7 million, respectively. During 2015, as our share of losses exceeded the carrying value of our investment, we suspended recognizing additional losses and will continue to do so unless we commit to providing additional funding.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

Commercial Agreement
In December 2013, pursuant to our rights under the joint venture agreement with Samsung Biologics, we entered into an agreement with Samsung Bioepis to commercialize, over a 10-year term, three anti-TNF biosimilar product candidates in Europe and in the case of one anti-TNF biosimilar, Japan. Under the terms of this agreement, we have made total upfront and milestone payments of $46.0 million, which have been recorded as a research and development expense in our condensed consolidated statements of income as the programs they relate to had not achieved regulatory approval. We also agreed to make an additional milestone payment of $25.0 million upon regulatory approval in the E.U. for each of the three anti-TNF biosimilar product candidates. During the six months ended June 30, 2016, we made a $25.0 million milestone payment and accrued another $25.0 million, which have been capitalized in intangible assets, net in our condensed consolidated balance sheet as BENEPALI received regulatory approval in the E.U. in January 2016 and FLIXABI received regulatory approval in the E.U. in May 2016.
We began to recognize revenue on sales of BENEPALI in the E.U. in the first quarter of 2016. We reflect revenues on sales of BENEPALI to third parties in product revenues, net in our condensed consolidated statements of income and record the related cost of revenues and sales and marketing expenses in our condensed consolidated statements of income to their respective line items when these costs are incurred. We share 50% of the profit or loss related to our commercial agreement with Samsung Bioepis. This profit share with Samsung Bioepis is recognized in collaboration profit (loss) sharing in our condensed consolidated statements of income.
Other Services
Simultaneous with the formation of Samsung Bioepis, we also entered into a license agreement, a technical development services agreement and a manufacturing agreement with Samsung Bioepis. For the three and six months ended June 30, 2016, we recognized $14.2 million and $16.9 million, respectively, in relation to these services as other revenues in our condensed consolidated statements of income, as compared to $17.2 million and $36.1 million, respectively, in the prior year comparative periods.
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
With respect to some loss contingencies, an estimate of the possible loss or range of loss cannot be made until management has further information, including, for example, (i) which claims, if any, will survive dispositive motion practice; (ii) information to be obtained through discovery; (iii) information as to the parties' damages claims and supporting evidence; (iv) the parties’ legal theories; and (v) the parties' settlement positions.
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

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

Loss Contingencies
Forward Pharma German Patent Litigation
On November 18, 2014, Forward Pharma A/S (Forward Pharma) filed suit against us in the Regional Court of Dusseldorf, Germany alleging that TECFIDERA infringes German Utility Model DE 20 2005 022 112 U1 (the utility model), which was issued in April 2014 and expired in October 2015. Forward Pharma subsequently extended its allegations to assert that TECFIDERA infringes Forward Pharma's European Patent No. 2 801 355, which was issued in May 2015 and expires in October 2025 (the '355 patent). Forward Pharma seeks declarations of infringement and damages for our sales of TECFIDERA in Germany. Under German law, disgorgement of profits on infringing sales is a measure of damages. With respect to the '355 patent, the hearing has been stayed pending the outcome of opposition proceedings that we and others have filed in the European Patent Office, and with respect to the utility model the hearing has been stayed pending the outcome of those proceedings and proceedings in the German Patent Office.
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
Qui Tam Litigation
On July 6, 2015, four qui tam actions filed against us by relators suing on behalf of the United States and certain states were unsealed by the U.S. District Court for the District of Massachusetts. All but one of the actions has been voluntarily dismissed. The pending action alleges sales and promotional activities in violation of the federal False Claims Act and state law counterparts, and seeks single and treble damages, civil penalties, interest, attorneys’ fees and costs. The complaint was recently amended, and we intend to move to dismiss. The United States has not made an intervention decision. An estimate of the possible loss or range of loss cannot be made at this time.
Securities Litigation
We and certain current and former officers are defendants in In re Biogen Inc. Securities Litigation, filed by a shareholder on August 18, 2015 in the U.S. District Court for the District of Massachusetts. The amended complaint alleges violations of federal securities laws under 15 U.S.C. §78j(b) and §78t(a) and 17 C.F.R. §240.10b-5. The lead plaintiff sought a declaration of the action as a class action, certification as a representative of the class and its counsel as class counsel, and an award of damages, interest and attorneys' fees. On July 1, 2016 the U.S. District Court dismissed the case. An estimate of the possible loss or range of loss cannot be made at this time.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

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
European Patent Office Oppositions
On March 10, 2016, the European Patent Office verbally revoked our European patent number 2 137 537 (the '537 patent), which includes claims covering the treatment of multiple sclerosis with 480 mg of dimethyl fumarate as provided for in our TECFIDERA label. In June 2016 the European Patent Office issued a written decision confirming its position from which we intend to appeal.
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
'755 Patent Litigation
On May 28, 2010, Biogen MA Inc. (formerly Biogen Idec MA Inc.) filed a complaint in the U.S. District Court for the District of New Jersey alleging infringement by Bayer Healthcare Pharmaceuticals Inc. (Bayer) (manufacturer, marketer and seller of BETASERON and manufacturer of EXTAVIA), EMD Serono, Inc. (manufacturer, marketer and seller of REBIF), Pfizer Inc. (co-marketer of REBIF) and Novartis Pharmaceuticals Corp. (marketer and seller of EXTAVIA) of our U.S. Patent No. 7,588,755 ('755 Patent), which claims the use of interferon beta for immunomodulation or treating a viral condition, viral disease, cancers or tumors. The complaint seeks monetary damages, including lost profits and royalties. Bayer had previously filed a complaint against us in the same court, on May 27, 2010, seeking a declaratory judgment that it does not infringe the '755 Patent and that the patent is invalid, and seeking monetary relief in the form of attorneys' fees, costs and expenses. The court has consolidated the two lawsuits, and we refer to the two actions as the “Consolidated '755 Patent Actions.”
Bayer, Pfizer, Novartis and EMD Serono have all filed counterclaims in the Consolidated '755 Patent Actions seeking declaratory judgments of patent invalidity and non-infringement, and seeking monetary relief in the form of costs and attorneys' fees, and EMD Serono and Bayer have each filed a counterclaim seeking a declaratory judgment that the '755 Patent is unenforceable based on alleged inequitable conduct. Bayer has also amended its complaint to seek such a declaration. Trial has been set for September 2017.

BIOGEN INC. AND SUBSIDIARIES
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
On July 1, 2016, we received civil investigative demands from the federal government for documents and information relating to our treatment of certain service agreements with wholesalers when calculating and reporting Average Manufacturer Prices in connection with the Medicaid Drug Rebate Program. We are in the process of responding to the government.
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
During the six months ended June 30, 2016, we paid $600.0 million in contingent payments as we reached the $7.0 billion and $8.0 billion cumulative sales levels related to the Fumapharm Products in the fourth quarter of 2015 and first quarter of 2016, respectively, and accrued $300.0 million upon reaching $9.0 billion in total cumulative sales of Fumapharm Products in the second quarter of 2016.
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
Solothurn, Switzerland Facility
On December 1, 2015, we purchased land in Solothurn, Switzerland where we are building a biologics manufacturing facility over the next several years. As of June 30, 2016, we had contractual commitments of approximately $226.0 million for the construction of this facility.
20.    Subsequent Events
On July 21, 2016, we announced that George A. Scangos, Ph.D. will step down as our Chief Executive Officer after a successor has been identified. Dr. Scangos will remain on our Board of Directors until he steps down from his executive position. Our Board of Directors will begin a search for Dr. Scangos’ successor immediately.

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
Executive Summary
Introduction
Biogen is a global biopharmaceutical company focused on discovering, developing, manufacturing and delivering therapies to patients for the treatment of neurological diseases, autoimmune disorders and rare diseases.
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
In May 2016, we announced our intention to spin off our hemophilia business as an independent, publicly traded company. The new company will focus on the discovery and development of therapies for the treatment of hemophilia and other blood disorders, with existing marketed products ELOCTATE and ALPROLIX. The transaction is expected to be completed in early 2017, subject to the satisfaction of certain conditions, including, among others, final approval of our Board of Directors, receipt of a favorable opinion with respect to the tax-free nature of the transaction and the effectiveness of a Form 10 registration statement that will be filed with the Securities and Exchange Commission. The results of our hemophilia business will be included in our condensed consolidated financial statements until the transaction is completed.

Our current revenues depend upon continued sales of our principal products, and unless we develop or acquire rights to new products and technologies, we may be substantially dependent on sales from our principal products for many years. Further, if the proposed spin off of our hemophilia business is completed, our revenues will be further reliant and concentrated on sales of our MS products in an increasingly competitive market.
In the longer term, our revenue growth will be dependent upon the successful clinical development, regulatory approval and launch of new commercial products as well as additional indications for our existing products, our ability to obtain and maintain patents and other rights related to our marketed products, assets originating from our research and development efforts, and successful execution of external business development opportunities. As part of our ongoing research and development efforts, we have devoted significant resources to conducting clinical studies to advance the development of new pharmaceutical products in disease areas for which there are inadequate treatments and to explore the utility of our existing products in treating disorders beyond those currently approved in their labels.
In addition to our innovative drug development efforts, we aim to leverage our manufacturing capabilities and scientific expertise through Samsung Bioepis, our joint venture with Samsung BioLogics Co. Ltd. (Samsung Biologics) that develops, manufactures and markets biosimilars as well as through other strategic contract manufacturing partners. Under our commercial agreement with Samsung Bioepis, we market and sell BENEPALI, an etanercept biosimilar referencing ENBREL, and FLIXABI, an infliximab biosimilar referencing REMICADE, in the European Union (E.U.).

Financial Highlights
Diluted earnings per share attributable to Biogen Inc. were $4.79 for the three months ended June 30, 2016, representing an increase of 21.9% over the same period in 2015.
Our income from operations for the three months ended June 30, 2016 reflects the following:

•	Total revenues were $2,894.2 million for the second quarter of 2016, representing an increase of 11.7% over the same period in 2015.

•
Product revenues, net totaled $2,466.0 million for the second quarter of 2016, representing an increase of 12.2% over the same period in 2015. This increase was driven by an 11.7% increase in worldwide TECFIDERA revenues, a 7.4% increase in worldwide TYSABRI revenues, a 5.6% increase in worldwide Interferon revenues and revenues from ELOCTATE, ALPROLIX and BENEPALI. Product revenues, net for the second quarter of 2016, compared to the same period in 2015, were also negatively impacted by a $44.7 million change in hedge results under our hedging program in the comparative period.

•	Revenues from anti-CD20 therapeutic programs totaled $349.2 million for the second quarter of 2016, representing an increase of 3.5% over the same period in 2015.

•
Other revenues totaled $79.0 million for the second quarter of 2016, representing an increase of 42.1% from the same period in 2015. This increase was primarily driven by an increase in other corporate revenue.

•
Total cost and expenses totaled $1,433.7 million for the second quarter of 2016, representing an increase of 5.5% compared to the same period in 2015. This increase was driven by a 29.4% increase in cost of sales and the recognition of a loss on fair value remeasurement of contingent consideration, partially offset by a 3.6% decrease in research and development expense.

We generated $1,959.2 million of net cash flows from operations for the six months ended June 30, 2016, which were primarily driven by earnings. Cash, cash equivalents and marketable securities totaled approximately $7,274.4 million as of June 30, 2016.
Business Environment
The biopharmaceutical industry and the markets in which we operate are intensely competitive. Many of our competitors are working to develop or have commercialized products similar to those we market or are developing. In addition, the commercialization of certain of our own approved MS products, products of our collaborators and pipeline product candidates may negatively impact future sales of our existing MS products. Our products may also face increased competitive pressures from the introduction of generic versions, prodrugs of existing therapeutics or biosimilars of existing products and other technologies, such as gene therapies and bispecific antibodies.
In addition, sales of our products are dependent, in large part, on the availability and extent of coverage, pricing and reimbursement from government health administration authorities, private health insurers and other organizations. Drug prices are under significant scrutiny in the markets in which our products are prescribed. Drug pricing and other health care costs continue to be subject to intense political and societal pressures.
For additional information related to our competition and pricing risks that could negatively impact our products, please read the “Risk Factors” section of this report.

Key Pipeline and Product Developments
TYSABRI
In June 2016, the European Commission (EC) approved a variation to the marketing authorization of TYSABRI, which extended its indication to include relapsing-remitting MS patients with highly active disease activity despite a full and adequate course of treatment with at least one disease modifying therapy. TYSABRI was previously only indicated for patients who had failed to respond to beta-interferon or glatiramer acetate in the E.U.
ZINBRYTA
In May 2016, the U.S. Food and Drug Administration (FDA) approved ZINBRYTA for the treatment of relapsing forms of MS and in July 2016, the EC approved ZINBRYTA for the treatment of relapsing forms of MS. Under our collaboration agreement with AbbVie, we and AbbVie will conduct co-promotion activities in the E.U., U.S. and Canada Territories, where development and commercialization costs and profits are shared equally. Shipments of ZINBRYTA are expected to commence in the third quarter of 2016.
For additional information related to our relationship with AbbVie, please read Note 19, Collaborative and Other Relationships to our consolidated financial statements included in our 2015 Form 10-K.
Hemophilia
In March 2016, the EC approved the transfer of the marketing authorization for ELOCTA to Swedish Orphan Biovitrum AB (publ) (Sobi). As the marketing authorization holder, Sobi assumes full legal responsibility for ELOCTA, from a regulatory perspective, during its entire life cycle in the E.U.
In May 2016, the EC approved ALPROLIX in the E.U. for the treatment of hemophilia B. Under our collaboration agreement with Sobi, Sobi has assumed responsibility for final development and commercialization of ALPROLIX in their territory, which includes substantially all of Europe, Northern Africa, Russia, and certain markets in the Middle East (Sobi Territory).

Biosimilars
The EC approved Samsung Bioepis' marketing authorisation applications (MAAs) for BENEPALI and FLIXABI, two anti-tumor necrosis factor (TNF) biosimilars, for marketing in the E.U. in January 2016 and May 2016, respectively. Under our agreement with Samsung Bioepis, we manufacture and commercialize BENEPALI and FLIXABI in specified E.U. countries.
In July 2016, the European Medicine Agency (EMA) accepted Samsung Bioepis' MAA for SB5, an adalimumab biosimilar candidate referencing HUMIRA.
GAZYVA
In February 2016, the Roche Group announced that the FDA approved GAZYVA plus bendamustine chemotherapy followed by GAZYVA alone as a new treatment for people with follicular lymphoma who did not respond to a RITUXAN-containing regimen, or whose follicular lymphoma returned after such treatment. Follicular lymphoma is the most common type of indolent non-Hodgkin’s lymphoma.
In May 2016, the Roche Group announced positive results from the Phase 3 GALLIUM study, which investigated the efficacy and safety of GAZYVA in combination with chemotherapy followed by maintenance with GAZYVA alone, compared to RITUXAN in combination with chemotherapy followed by maintenance with RITUXAN alone in previously untreated patients with follicular lymphoma, the most common type of indolent non-Hodgkin's lymphoma. Results from a pre-planned interim analysis showed that GAZYVA-based treatment significantly reduced the risk of disease worsening or death compared to RITUXAN-based treatment.
In July 2016, the Roche Group announced that the Phase 3 GOYA study evaluating GAZYVA plus CHOP chemotherapy in people with previously untreated diffuse large B-cell lymphoma did not meet its primary endpoint of significantly reducing the risk of disease worsening or death compared to RITUXAN plus CHOP chemotherapy. Adverse events with GAZYVA and RITUXAN were consistent with those seen in previous clinical trials when each was combined with various chemotherapies.
For additional information related to our relationship with Genentech (Roche Group), please read Note 19, Collaborative and Other Relationships to our consolidated financial statements included in our 2015 Form 10-K.

OCREVUS (Ocrelizumab)
In June 2016, the Roche Group announced that the EMA validated its MAA of OCREVUS for the treatment of relapsing multiple sclerosis (RMS) and primary progressive multiple sclerosis (PPMS) in the E.U. Validation signifies the MAA is under review by the Committee for Medicinal Products for Human Use (CHMP). The FDA has also accepted for review its Biologics License Application for OCREVUS for the treatment of RMS and PPMS, and has granted the application Priority Review Designation with a targeted action date of December 28, 2016.
Under our agreement with Genentech, if OCREVUS is approved, we will receive tiered royalty payments on sales of OCREVUS. For additional information related to our relationship with Genentech, please read Note 19, Collaborative and Other Relationships to our consolidated financial statements included in our 2015 Form 10-K.
While we have a financial interest in OCREVUS, future sales of our MS products may be adversely affected by the commercialization of OCREVUS.

Aducanumab
In June 2016, we announced that aducanumab, our investigational treatment for early Alzheimer’s disease, was accepted into the EMA's Priority Medicines (PRIME) program. PRIME aims to bring treatments to patients faster by enhancing the EMA’s support for the development of investigational medicines for diseases without available treatment or in need of better treatment options. Aducanumab was accepted into PRIME based on results from the Phase 1b placebo-controlled study of aducanumab in patients with prodromal or mild Alzheimer’s disease. Through the PRIME program, we will have access to enhanced support from EMA, including advice at key development milestones and the potential for accelerated assessment of a MAA.
Anti-LINGO
In June 2016, we reported top-line results from SYNERGY our Phase 2 trial evaluating anti-LINGO in people with relapsing forms of MS. Anti-LINGO missed the primary endpoint of the SYNERGY trial as well as its secondary efficacy endpoint in the trial. We continue to analyze the results to determine the appropriate next steps.

Results of Operations
Revenues
Revenues are summarized as follows:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
(In millions, except percentages)	2016		2015		2016		2015
Product revenues:
United States	$1,777.5	61.4%	$1,565.4	60.4%	$3,440.8	61.2%	$3,099.1	60.2%
Rest of world	688.5	23.8%	633.2	24.4%	1,334.6	23.7%	1,271.8	24.7%
Total product revenues	2,466.0	85.2%	2,198.6	84.8%	4,775.4	85.0%	4,370.9	84.9%
Revenues from anti-CD20 therapeutic programs	349.2	12.1%	337.5	13.0%	678.7	12.1%	668.1	13.0%
Other revenues	79.0	2.7%	55.6	2.1%	166.9	3.0%	107.6	2.1%
Total revenues	$2,894.2	100.0%	$2,591.6	100.0%	$5,621.0	100.0%	$5,146.6	100.0%

Product Revenues
Product revenues are summarized as follows:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
(In millions, except percentages)	2016		2015		2016		2015
Multiple Sclerosis:
TECFIDERA	$986.5	40.0%	$883.3	40.2%	$1,932.4	40.5%	$1,708.2	39.1%
Interferon*	728.3	29.5%	689.7	31.4%	1,398.7	29.3%	1,444.2	33.0%
TYSABRI	497.4	20.1%	463.1	21.1%	974.4	20.4%	925.7	21.2%
FAMPYRA	21.6	0.9%	21.1	1.0%	41.8	0.9%	41.1	0.9%
Hemophilia:
ELOCTATE	124.7	5.1%	74.3	3.4%	232.4	4.9%	127.9	2.9%
ALPROLIX	80.3	3.3%	54.4	2.5%	155.3	3.2%	97.5	2.2%
Other product revenues:
FUMADERM	11.8	0.5%	12.7	0.6%	23.2	0.5%	26.3	0.6%
BENEPALI	15.4	0.6%	—	—%	17.2	0.4%	—	—%
Total product revenues	$2,466.0	100.0%	$2,198.6	100.0%	$4,775.4	100.0%	$4,370.9	100.0%
*Interferon includes AVONEX and PLEGRIDY.
Multiple Sclerosis (MS)
TECFIDERA
For the three and six months ended June 30, 2016, compared to the same periods in 2015, the increase in U.S. TECFIDERA revenues was primarily due to price increases, partially offset by higher discounts and allowances.

For the three and six months ended June 30, 2016, compared to the same periods in 2015, the increase in rest of world TECFIDERA revenues was primarily due to increases in unit sales volume of 39% and 45%, respectively, including sales in existing markets and new markets where we continue to launch the product and expand our presence around the world. Rest of world TECFIDERA revenues for the three and six months ended June 30, 2016, compared to the same periods in 2015, were negatively impacted by a $12.7 million and $19.9 million change in hedge results under our hedging program in the comparative periods, respectively.

Interferon
AVONEX and PLEGRIDY
For the three months ended June 30, 2016, compared to the same period in 2015, the increase in U.S. Interferon revenues was primarily due to price increases and an overall increase in Interferon unit sales volume, which was mainly attributable to an increase in PLEGRIDY unit sales volume, partially offset by higher discounts and allowances.
For the six months ended June 30, 2016, compared to the same period in 2015, the increase in U.S. Interferon revenues was primarily due to gross price increases, partially offset by an overall decrease in Interferon unit sales volume attributable to a decrease in AVONEX unit sales volume and higher discounts and allowances.
For the three and six months ended June 30, 2016, U.S. AVONEX revenues totaled $442.2 million and $842.2 million, respectively, as compared to $404.7 million and $883.4 million, respectively, in the prior year comparative periods.
For the three and six months ended June 30, 2016, U.S. PLEGRIDY revenues totaled $76.8 million and $144.3 million, respectively, as compared to $50.4 million and $89.9 million, respectively, in the prior year comparative periods.

For the three and six months ended June 30, 2016, compared to the same periods in 2015, the decrease in rest of world Interferon revenues was primarily due to pricing reductions in certain European countries, partially offset by an overall increase in Interferon unit sales volume attributable to an increase in PLEGRIDY unit sales volume, partially offset by a decrease in AVONEX unit sales volume. Rest of world Interferon revenues for the three and six months ended June 30, 2016, compared to the same periods in 2015, were also negatively impacted by a $18.0 million and $29.3 million change in hedge results under our hedging program in the comparative periods, respectively.
For the three and six months ended June 30, 2016, rest of world AVONEX revenues totaled $163.4 million and $327.5 million, respectively, as compared to $210.5 million and $424.5 million, respectively, in the prior year comparative periods.
For the three and six months ended June 30, 2016, rest of world PLEGRIDY revenues totaled $45.9 million and $84.7 million, respectively, as compared to $24.1 million and $46.4 million, respectively, in the prior year comparative periods.
We expect that overall Interferon revenues will continue to decline as a result of competition from our other products, including TECFIDERA, as well as other MS therapies.

TYSABRI
For the three and six months ended June 30, 2016, compared to the same periods in 2015, the increase in U.S. TYSABRI revenues was primarily due to increases in unit sales volume of 6% and 3%, respectively, and increases in gross selling prices partially offset by higher discounts and allowances.
For the three and six months ended June 30, 2016, compared to the same periods in 2015, the decrease in rest of world TYSABRI revenues was due to pricing reductions in certain European countries, partially offset by an increase in unit sales volume of 13% and 10%, respectively, primarily in Europe. Rest of world TYSABRI revenues for the three and six months ended June 30, 2016, compared to the same periods in 2015, were also negatively impacted by a $12.7 million and $19.3 million change in hedge results under our hedging program in the comparative periods, respectively.
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

We expect that TYSABRI revenues will continue to face competition from additional treatments for MS, including ZINBRYTA, and other MS product candidates, including OCREVUS.
Hemophilia
ELOCTATE
For the three and six months ended June 30, 2016, compared to the same periods in 2015, the increase in U.S. ELOCTATE revenues was primarily due to an increase in unit sales volume of 53% and 70%, respectively.
For the three and six months ended June 30, 2016, compared to the same periods in 2015, the increase in rest of world ELOCTATE revenues was primarily due to an increase in unit sales volume primarily in Japan.

ALPROLIX
For the three and six months ended June 30, 2016, compared to the same periods in 2015, the increase in U.S. ALPROLIX revenues was primarily due to an increase in unit sales volume of 33% and 43%, respectively.
For the three and six months ended June 30, 2016, compared to the same periods in 2015, the increase in rest of world ALPROLIX revenues was primarily due to an increase in unit sales volume primarily in Japan.
We expect continued growth of ELOCTATE as there remains a significant portion of the patient population that we believe can benefit from long-acting therapies. We also expect continued growth for ELOCTATE and ALPROLIX as we and Sobi expand into additional markets.

BENEPALI
Under the terms of our commercial agreement with Samsung Bioepis, we began to recognize revenues on sales of BENEPALI to third parties in the E.U. in the first quarter of 2016.
For additional information on our relationship with Samsung Bioepis, please read Note 17, Collaborative and Other Relationships to our condensed consolidated financial statements included in this report.

Revenues from Anti-CD20 Therapeutic Programs
Genentech (Roche Group)
Our share of RITUXAN and GAZYVA operating profits are summarized as follows:
Biogen’s Share of Pre-tax Profits in the U.S. for RITUXAN and GAZYVA
The following tables provide a summary of amounts comprising our share of pre-tax profits on RITUXAN and GAZYVA in the U.S.:

	For the Three Months Ended June 30,
(In millions)	2016	2015
Product revenues, net	$1,032.8	$985.8
Cost and expenses	178.1	181.4
Pre-tax profits in the U.S.	854.7	804.4
Biogen's share of pre-tax profits	$333.9	$323.2

	For the Six Months Ended June 30,
(In millions)	2016	2015
Product revenues, net	$2,007.5	$1,942.0
Cost and expenses	353.2	355.3
Pre-tax profits in the U.S.	1,654.3	1,586.7
Biogen's share of pre-tax profits	$646.7	$632.8

For the three and six months ended June 30, 2016, compared to the same periods in 2015, the increase in U.S. product revenues was primarily due to price increases and increases in RITUXAN unit sales volume of 3% and 2%, respectively, partially offset by higher discounts and allowances.
Collaboration costs and expenses for the three and six months ended June 30, 2016, compared to the same periods in 2015, were relatively consistent.
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
Revenue on Sales in the Rest of World for RITUXAN
Revenue on sales in the rest of world for RITUXAN consists of our share of pre-tax co-promotion profits on RITUXAN in Canada and royalty revenue on sales outside the U.S. and Canada. For the three months ended June 30, 2016, compared to the same period in 2015, revenue on sales in the rest of world for RITUXAN increased as a result of higher pre-tax co-promotion profits on RITUXAN in Canada.
For the six months ended June 30, 2016, compared to the same period in 2015, revenue on sales in the rest of world for RITUXAN decreased as a result of lower pre-tax co-promotion profits on RITUXAN in Canada and patent expirations.

Other Revenues
Other revenues are summarized as follows:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
(In millions, except percentages)	2016		2015		2016		2015
Revenues from collaborative and other relationships	$19.6	24.8%	$17.2	30.9%	$31.1	18.6%	$36.1	33.6%
Other royalty and corporate revenues	59.4	75.2%	38.4	69.1%	135.8	81.4%	71.5	66.4%
Total other revenues	$79.0	100.0%	$55.6	100.0%	$166.9	100.0%	$107.6	100.0%
Revenues from Collaborative and Other Relationships
Revenues from collaborative and other relationships include revenues earned under our manufacturing services agreement with Sobi on shipments of ELOCTA to Sobi, royalties from Sobi on sales of ELOCTA in the Sobi Territory, and revenues from our license, technical development and manufacturing services agreements with Samsung Bioepis.
For the three months ended June 30, 2016, compared to the same period in 2015, the increase in revenues from collaborative and other relationships is primarily due to an increase in ELOCTA shipments made under our manufacturing services agreement with Sobi.
For the six months ended June 30, 2016, compared to the same period in 2015, the decrease in revenues from collaborative and other relationships is primarily due to lower revenues earned under our manufacturing services agreement with Samsung Bioepis, partially offset by an increase in ELOCTA shipments made under our manufacturing services agreement with Sobi.
For additional information on our collaborative and other relationships, please read Note 17, Collaborative and Other Relationships to our condensed consolidated financial statements included in this report.

Other Royalty and Corporate Revenues
Royalty Revenues
We receive royalties from net sales on products related to patents that we have out-licensed.
For the three and six months ended June 30, 2016, compared to the same periods in 2015, royalty revenues were relatively consistent.
Other Corporate Revenues
Our other corporate revenues include amounts earned under contract manufacturing agreements.
For the three and six months ended June 30, 2016, compared to the same periods in 2015, the increase in other corporate revenues was primarily due to higher contract manufacturing revenues related to services provided to a strategic partner.

Reserves for Discounts and Allowances
Revenues from product sales are recorded net of applicable discounts and allowances, including those associated with the implementation of pricing actions in certain international markets where we operate.
Reserves established for these discounts and allowances are classified as reductions of accounts receivable (if the amount is payable to our customer) or a liability (if the amount is payable to a party other than our customer). These reserves are based on estimates of the amounts earned or to be claimed on the related sales. Our estimates take into consideration our historical experience, current contractual and statutory requirements, specific known market events and trends and forecasted customer buying and payment patterns. Actual amounts may ultimately differ from our estimates. If actual results vary, we adjust these estimates, which will have an effect on earnings in same the period. To date, such adjustments have not been significant.
Reserves for discounts, contractual adjustments and returns that reduced gross product revenues are summarized as follows:

Discounts
Discounts include trade term discounts and wholesaler incentives.
For the three and six months ended June 30, 2016, compared to the same periods in 2015, the increase in discounts was primarily driven by increases in gross selling price and contractual discount rates.
Contractual Adjustments
Contractual adjustments relate to Medicaid and managed care rebates, co-payment assistance, Veterans Administration, Public Health Service discounts, specialty pharmacy program fees and other government rebates or applicable allowances.
For the three and six months ended June 30, 2016, compared to the same periods in 2015, the increase in contractual adjustments was primarily due to higher Medicaid and other governmental rebates and allowances in the U.S., and managed care rebates as a result of an increase in gross selling prices and contractual rates.
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
For the three months ended June 30, 2016, compared to the same period in 2015, return provisions decreased primarily due to a reduction in return rates based on recent experiences of returned products.
For the six months ended June 30, 2016, compared to the same period in 2015, return provisions increased primarily due to higher unit sales volume, partially offset by a reduction in return rates based on recent experiences of returned products.
For additional information related to our reserves, please read Note 3, Reserves for Discounts and Allowances to our condensed consolidated financial statements included in this report.

Cost and Expenses
A summary of total cost and expenses is as follows:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
(In millions, except percentages)	2016	2015	Change %	2016	2015	Change %
Cost of sales, excluding amortization of acquired intangible assets	$370.3	$286.1	29.4%	$683.3	$598.6	14.1%
Research and development	473.1	490.7	(3.6)%	910.4	951.3	(4.3)%
Selling, general and administrative	492.4	491.9	0.1%	989.7	1,052.3	(5.9)%
Amortization of acquired intangible assets	92.9	92.0	1.0%	181.7	187.9	(3.3)%
(Gain) loss on fair value remeasurement of contingent consideration	10.6	(2.2)	(581.8)%	12.9	5.6	130.4%
Restructuring charges	—	—	**	9.7	—	**
Collaboration profit (loss) sharing	(5.6)	—	**	(5.6)	—	**
Total cost and expenses	$1,433.7	$1,358.5	5.5%	$2,782.1	$2,795.6	(0.5)%
** Percentage not meaningful.
Cost of Sales, Excluding Amortization of Acquired Intangible Assets
Product Cost of Sales
For the three and six months ended June 30, 2016 compared to the same periods in 2015, the increase in product cost of sales was primarily driven by an increase in amounts written down as a result of excess, obsolete or unsaleable inventory, higher unit sales volume related to PLEGRIDY, ELOCTATE and ALPROLIX and increased contract manufacturing production, partially offset by favorable production costs and mix of products.

Product cost of sales for the three and six months ended June 30, 2016 also reflects the recognition of $15.8 million of accelerated depreciation as a result of the determination that we intend to cease manufacturing in Cambridge, MA and vacate our biologics manufacturing facility in Cambridge, MA and warehouse space in Somerville, MA by the end of 2016.
Royalty Cost of Sales
For the three and six months ended June 30, 2016, compared to the same periods in 2015, the increase in royalty cost of sales was primarily driven by the increase in royalty rates payable to Sobi and increased sales of TYSABRI and our hemophilia products.
For additional information on our relationship with Sobi, please read Note 17, Collaborative and Other Relationships to our condensed consolidated financial statements included in this report.
On June 28, 2016, the U.S. Patent and Trademark Office issued to the Japanese Foundation for Cancer Research (JFCR) a patent related to recombinant interferon-beta protein. This patent, US Patent No. 9,376,478, expires in June 2033. This patent was issued following an interference proceeding among JFCR and us. This patent is relevant to AVONEX and PLEGRIDY, and we will pay royalties in the mid single digits in relation to this patent during the life of the patent. The royalty payment is expected to be approximately $50 million for the remainder of 2016.

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

For the three months ended June 30, 2016 compared to the same period in 2015, the decrease in research and development expense was primarily related to decreases in costs incurred in connection with our early stage programs and marketed products, partially offset by increased costs incurred in connection with our late stage programs.
For the six months ended June 30, 2016 compared to the same period in 2015, the decrease in research and development expense was primarily related to a decrease in milestone and upfront expenses and decreases in costs incurred in connection with our early stage programs and marketed products, partially offset by increased costs incurred in connection with our late stage programs.
The decrease in spending associated with our early stage programs for the three and six months ended June 30, 2016, compared to the same periods in 2015 was primarily due to the advancement of our aducanumab program for Alzheimer's disease to a late stage program in the third quarter of 2015 and the discontinuance of development of anti-TWEAK in lupus nephritis and Neublastin in neuropathic pain, partially offset by increased costs of BIIB074 (formerly known as Raxatrigine) in trigeminal neuralgia (TGN).
The decrease in spending associated with our marketed products for the three and six months ended June 30, 2016, compared to the same periods in 2015 was primarily due to the discontinuance of development of TYSABRI in secondary-progressive MS in the third quarter of 2015.
The increase in spending associated with our late stage programs for the three and six months ended June 30, 2016, compared to the same periods in 2015 was primarily driven by costs incurred to advance our aducanumab program for Alzheimer's disease and the nusinersen program for the treatment of spinal muscular atrophy.
The decrease in spending associated with milestone and upfront expenses for the six months ended June 30, 2016, compared to the same period in 2015 was primarily due to lower milestones recorded in relation to our collaboration agreements with Ionis Pharmaceuticals (Ionis) and prior year milestones paid to AbbVie for the development of ZINBRYTA as a result of filing with the FDA and EMA in 2015, partially offset by the upfront milestone paid to the University of Pennsylvania upon entering into a collaboration and alliance.
We intend to continue committing significant resources to targeted research and development opportunities where there is a significant unmet need and where the drug candidate has the potential to be highly differentiated. Specifically, we intend to continue to invest in our MS pipeline, our aducanumab program, the BAN2401 and E2609 programs, the nusinersen program, the amiselimod program and our BIIB074 program.
Selling, General and Administrative
For the three months ended June 30, 2016, compared to the same period in 2015, selling, general and administrative expenses remained relatively unchanged. Cost savings in connection with our corporate restructuring, which is described below under the heading "Restructuring Charges", were offset by costs associated with developing commercial capabilities for the product launches of BENEPALI and FLIXABI and the potential product launch of ZINBRYTA.
For the six months ended June 30, 2016, compared to the same period in 2015, the decrease in selling, general and administrative expenses reflects cost savings in connection with our corporate restructuring, an $18.0 million benefit to reflect the reimbursement of Samsung Bioepis' share of historical pre-launch costs pursuant to our commercial agreement with Samsung Bioepis, partially offset by an increase in corporate giving and costs associated with developing commercial capabilities for the product launches of BENEPALI and FLIXABI and the anticipated product launch of ZINBRYTA.
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
The field of developing treatments for idiopathic pulmonary fibrosis (IPF) and forms of neuropathic pain, such as TGN, are highly competitive and can be affected by rapid changes to expected market candidates. There can be no assurance that we will be able to successfully develop STX-100 for the treatment of IPF or BIIB074 for the treatment of TGN or other indications or that a successfully developed therapy will be able to secure sufficient pricing in a competitive market. Changes to clinical development plans or life cycle management strategies are evaluated regularly. We review amounts capitalized as acquired IPR&D for impairment at least annually, as of October 31, and whenever events or changes in circumstances indicate that the carrying value of the assets might not be recoverable. Our most recent impairment assessment as of October 31, 2015 resulted in no impairments.

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
The change in fair value remeasurement of contingent consideration for the three and six months ended June 30, 2016, compared to the same periods in 2015, was primarily due to changes in the probabilities of success related to the achievement of certain developmental milestones and the discount rate.

Restructuring Charges
On October 21, 2015, we announced a corporate restructuring, which included the termination of certain pipeline programs and an 11% reduction in workforce. As a result of these initiatives, we reduced our annual run rate of operating expenses by $250 million and reinvested these savings to support the advancement of our high potential pipeline candidates and key commercial activities.
Under this restructuring, cash payments will total approximately $120 million, of which $15.9 million were related to previously accrued 2015 incentive compensation, resulting in net expected restructuring charges totaling approximately $105 million. These amounts will be substantially paid by the end of 2016.
For the three and six months ended June 30, 2016, we recognized restructuring charges totaling $0.0 million and $9.7 million, respectively. We previously recognized $93.4 million of restructuring charges in our consolidated statements of income during the fourth quarter of 2015.
We may continue to execute business transformation and optimization initiatives to streamline operations in the future, including achieving targeted cost reductions, rationalizing manufacturing facilities and other cost savings associated with resource realignments in connection with changes in business strategies and other business conditions.

The following table summarizes the charges and spending related to our restructuring efforts during the six months ended June 30, 2016:

(In millions)	Workforce Reduction	Pipeline Programs	Total
Restructuring reserve as of December 31, 2015	$33.7	$3.6	$37.3
Expense	4.9	5.4	10.3
Payments	(28.7)	(6.0)	(34.7)
Adjustments to previous estimates, net	(3.5)	2.9	(0.6)
Restructuring reserve as of June 30, 2016	$6.4	$5.9	$12.3
Collaboration Profit (Loss) Sharing
In December 2013, pursuant to our rights under the joint venture agreement with Samsung Biologics, we entered into an agreement with Samsung Bioepis to commercialize, over a 10-year term, three anti-TNF biosimilar product candidates in Europe, and in the case of one anti-TNF biosimilar, Japan. We reflect revenues on sales of biosimilars to third parties in product revenues, net in our condensed consolidated statements of income and record the related cost of revenues and sales and marketing expenses in our condensed consolidated statements of income to their respective line items when these costs are incurred. We share 50% of the profit or loss related to our commercial agreement with Samsung Bioepis. The profit share with Samsung Bioepis is recognized in collaboration profit (loss) sharing in our condensed consolidated statements of income.
For additional information related to this transaction, please read Note 17, Collaborative and Other Relationships to our condensed consolidated financial statements included in this report.

Other Income (Expense), Net
For the three months ended June 30, 2016 compared to the same period in 2015, the change in other income (expense), net was primarily due to an increase in interest expense as a result of our issuance of our senior unsecured notes in the third quarter of 2015, partially offset by an increase in interest income due to higher cash, cash equivalents and marketable securities balances.
For the six months ended June 30, 2016 compared to the same period in 2015, the change in other income (expense), net was primarily due to an increase in interest expense as a result of our issuance of our senior unsecured notes in the third quarter of 2015, partially offset by an increase in interest income due to higher cash, cash equivalents and marketable securities balances and the impact of foreign exchange gains recorded during the six months ended June 30, 2016 compared to losses recorded in the prior year comparative period.

Income Tax Provision
Our effective tax rate fluctuates from year to year due to the global nature of our operations. The factors that most significantly impact our effective tax rate include variability in the allocation of our taxable earnings among multiple jurisdictions, changes in tax laws, the amount and characterization of our research and development expenses, the levels of certain deductions and credits, acquisitions and licensing transactions.
For the three and six months ended June 30, 2016, compared to the same period in 2015, our effective tax rate increased primarily due to a state tax benefit in 2015 resulting from the remeasurement of one of our uncertain positions and a higher relative percentage of our earnings being attributed to the U.S., a higher tax jurisdiction.
For more information on our uncertain tax positions and income tax rate reconciliation for the three and six months ended June 30, 2016 and 2015, please read Note 14, Income Taxes to our condensed consolidated financial statements included in this report.

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

Cambridge, MA Manufacturing Facility
In June 2016, as a result of an evaluation of our manufacturing capabilities and capacity needs based on current and expected future demand, we determined that we intend to cease manufacturing in Cambridge, MA and vacate our 67,000 square foot small-scale biologics manufacturing facility in Cambridge, MA and 46,000 square foot warehouse space in Somerville, MA by the end of 2016.
We are currently considering alternatives for the facility, which may include a sale of our rights to the facility and related assets. In the event we are unsuccessful with a sale, we will close the facility by December 31, 2016.
As of June 30, 2016, the carrying value of associated assets totaled approximately $43.0 million and our remaining lease obligation related to these facilities totaled $26.3 million.

As a result of these actions, we may incur significant costs, including employee separation and retention expenses, facility lease termination fees, rent expense in excess of sublease income and facility closing costs. An impairment assessment as of June 30, 2016 was performed related to the assets, which resulted in no impairments.
The anticipated departure from these facilities has shortened the expected useful lives of certain leasehold improvements and other assets at these facilities. As a result, we recorded additional depreciation expense to reflect the assets' new shorter useful lives. As of June 30, 2016, we recognized approximately $15.8 million of this additional depreciation, which was recorded as cost of sales in our condensed consolidated statements of income.

Financial Condition, Liquidity and Capital Resources
Our financial condition is summarized as follows:

(In millions, except percentages)	As of June 30, 2016	As of December 31, 2015	Change %
Financial assets:
Cash and cash equivalents	$1,362.0	$1,308.0	4.1%
Marketable securities — current	2,434.8	2,120.5	14.8%
Marketable securities — non-current	3,477.6	2,760.4	26.0%
Total cash, cash equivalents and marketable securities	$7,274.4	$6,188.9	17.5%
Borrowings:
Current portion of notes payable and other financing arrangements	$4.8	$4.8	—%
Notes payable and other financing arrangements	6,538.3	6,521.5	0.3%
Total borrowings	$6,543.1	$6,526.3	0.3%
Working capital:
Current assets	$7,447.7	$6,700.3	11.2%
Current liabilities	(2,516.2)	(2,577.7)	(2.4)%
Total working capital	$4,931.5	$4,122.6	19.6%
For the six months ended June 30, 2016, certain significant cash flows were as follows:

•	$1,959.2 million in net cash flows provided by operating activities;

•	$840.8 million in total payments for income taxes;

•	$600.0 million in contingent payments made to former shareholders of Fumapharm AG and holders of their rights; and

•	$263.7 million used for purchases of property, plant and equipment.

For the six months ended June 30, 2015, certain significant cash flows were as follows:

•	$1,780.3 million in net cash flows provided by operating activities;

•	$520.9 million in total payments for income taxes;

•	$250.0 million in contingent payments made to former shareholders of Fumapharm AG and holders of their rights;

•	$227.7 million used for purchases of property, plant and equipment;

•	$198.8 million net cash paid for the acquisition of Convergence Pharmaceuticals (Convergence); and

•	$42.2 million used for share repurchases.
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
Of the total cash, cash equivalents and marketable securities at June 30, 2016, approximately $4.2 billion was generated in foreign jurisdictions and is primarily intended for use in our foreign operations or in connection with business development transactions outside of the U.S. In managing our day-to-day liquidity in the U.S., we do not rely on the unrepatriated earnings as a source of funds and we have not provided for U.S. federal or state income taxes on these undistributed foreign earnings.
For additional information related to certain risks that could negatively impact our financial position or future results of operations, please read the “Risk Factors” and “Quantitative and Qualitative Disclosures About Market Risk” sections of this report.

Share Repurchase Programs
In July 2016, our Board of Directors authorized a program to repurchase up to $5.0 billion of our common stock (2016 Share Repurchase Program). This authorization does not have an expiration date. Repurchased shares will be retired. The 2016 Share Repurchase Program is in addition to the approximately 1.3 million shares remaining under our February 2011 Share Repurchase Program (2011 Share Repurchase Program), which has been used principally to offset common stock issuances under our share-based compensation plans. During the six months ended June 30, 2016 and 2015, we did not repurchase any shares of common stock under our 2011 Share Repurchase Program.
In May 2015, our Board of Directors authorized a program to repurchase up to $5.0 billion of our common stock, which was completed as of December 31, 2015. During the six months ended June 30, 2015, we repurchased and retired 0.1 million shares of common stock at a cost of $42.2 million.
Cash, Cash Equivalents and Marketable Securities
Until required for another use in our business, we typically invest our cash reserves in bank deposits, certificates of deposit, commercial paper, corporate notes, U.S. and foreign government instruments and other interest bearing marketable debt instruments in accordance with our investment policy. It is our policy to mitigate credit risk in our cash reserves and marketable securities by maintaining a well-diversified portfolio that limits the amount of exposure as to institution, maturity and investment type.
The net increase in cash, cash equivalents and marketable securities at June 30, 2016 from December 31, 2015, is primarily due to net cash flows provided by operating activities, partially offset by contingent payments made to former shareholders of Fumapharm AG and holders of their rights and net purchases of property, plant and equipment.
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
These senior unsecured notes were issued at a discount and are amortized as additional interest expense over the period from issuance through maturity.
During the third quarter of 2015, we entered into a $1.0 billion, 5-year senior unsecured revolving credit facility under which we are permitted to draw funds for working capital and general corporate purposes. The terms of the revolving credit facility include a financial covenant that requires us not to exceed a maximum consolidated leverage ratio. As of June 30, 2016, we had no outstanding borrowings and were in compliance with all covenants under this facility.

For a summary of the fair and carrying values of our outstanding borrowings as of June 30, 2016 and December 31, 2015, please read Note 6, Fair Value Measurements to our condensed consolidated financial statements included in this report.
Working Capital
We define working capital as current assets less current liabilities. The increase in working capital at June 30, 2016 from December 31, 2015 reflects an increase in total current assets of $747.4 million as well as a decrease in current liabilities of $61.5 million. The increase in total current assets was primarily driven by an increase in marketable securities, prepaid taxes and inventory. The decrease in total current liabilities primarily resulted from a decrease in accounts payable and accrued expenses and other.

Cash Flows
The following table summarizes our cash flow activity:

	For the Six Months Ended June 30,
(In millions, except percentages)	2016	2015	% Change
Net cash flows provided by operating activities	$1,959.2	$1,780.3	10.0%
Net cash flows used in investing activities	$(1,939.3)	$(1,756.1)	10.4%
Net cash flows provided by financing activities	$34.0	$77.2	(56.0)%
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

For the six months ended June 30, 2016, compared to the same period in 2015, the increase in net cash flows provided by operating activities is primarily driven by higher net income, partially offset by a decrease in income taxes payable.
Investing Activities
For the six months ended June 30, 2016, compared to the same period in 2015, the increase in net cash flows used in investing activities is primarily due to an increase in the contingent consideration related to the Fumapharm AG acquisition, partially offset by cash paid for the acquisition of Convergence in February 2015.
Financing Activities
For the six months ended June 30, 2016, compared to the same period in 2015, the decrease in net cash flows provided by financing activities is primarily due to a decrease in tax benefit from share-based awards.

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
On December 1, 2015, we purchased land in Solothurn, Switzerland where we are building a biologics manufacturing facility over the next several years. As of June 30, 2016, we had contractual commitments of approximately $226.0 million for the construction of this facility.
There have been no other material changes in our contractual obligations since December 31, 2015.
Tax Related Obligations
We exclude liabilities pertaining to uncertain tax positions from our summary of contractual obligations as we cannot make a reliable estimate of the period of cash settlement with the respective taxing authorities. As of June 30, 2016, we have approximately $70.0 million of liabilities associated with uncertain tax positions.
Other Funding Commitments
As of June 30, 2016, we have several on-going clinical studies in various clinical trial stages. Our most significant clinical trial expenditures are to contract research organizations (CROs). The contracts with CROs are generally cancellable, with notice, at our option. We have recorded accrued expenses of approximately $36.0 million on our condensed consolidated balance sheet for expenditures incurred by CROs as of June 30, 2016. We have approximately $490.0 million in cancellable future commitments based on existing CRO contracts as of June 30, 2016.
As of June 30, 2016, we have planned clinical trials for our nusinersen program which is managed by Ionis. We have agreed to pay up to approximately $72.5 million to Ionis as the trials for this program proceed. If these trials advance, and we continue with our Ionis program, it is possible that we could make a significant amount of additional development payments in the future.

Contingent Development, Regulatory and Commercial Milestone Payments
Based on our development plans as of June 30, 2016, we could make potential future milestone payments to third parties of up to approximately $3.4 billion as part of our various collaborations, including licensing and development programs. Payments under these agreements generally become due and payable upon achievement of certain development, regulatory or commercial milestones. Because the achievement of these milestones had not occurred as of June 30, 2016, such contingencies have not been recorded in our financial statements. Amounts related to contingent milestone payments are not considered contractual obligations as they are contingent on the successful achievement of certain development, regulatory approval and commercial milestones.
We anticipate that we may pay approximately $40.0 million of milestone payments during the remainder of 2016, provided various development, regulatory or commercial milestones are achieved.
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
Contingent Consideration related to Business Combinations
In connection with our acquisitions of Convergence, Stromedix, Inc. (Stromedix) and Biogen International Neuroscience GmbH (BIN), we agreed to make additional payments based upon the achievement of certain milestone events.
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
During the six months ended June 30, 2016, we paid $600.0 million in contingent payments as we reached the $7.0 billion and $8.0 billion cumulative sales levels related to the Fumapharm Products in the fourth quarter of 2015 and first quarter of 2016, respectively, and accrued $300.0 million upon reaching $9.0 billion in total cumulative sales of Fumapharm Products in the second quarter of 2016.
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
Critical Accounting Estimates
The preparation of our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. (U.S. GAAP), requires us to make estimates, judgments and assumptions that may affect the reported amounts of assets, liabilities, equity, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis we evaluate our estimates, judgments and methodologies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable, the results of which form the basis for making judgments about the carrying values of assets, liabilities and equity and the amount of revenues and expenses. Actual results may differ from these estimates under different assumptions or conditions.
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

In June 2016, the U.K. voted in a referendum to voluntarily depart from the E.U., known as Brexit. The macroeconomic impact on our results of operations from this vote remains unknown. To date, the foreign exchange impact has been negligible since we hedged the balance sheet foreign currency exchange risk.
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

The following quantitative information includes the impact of currency movements on forward contracts used in our revenue, operating expense and balance sheet hedging programs. As of June 30, 2016 and December 31, 2015, a hypothetical adverse 10% movement in foreign currency rates compared to the U.S. dollar across all maturities would result in a hypothetical decrease in the fair value of forward contracts of approximately $178.0 million and $185.0 million, respectively. The estimated fair value change was determined by measuring the impact of the hypothetical exchange rate movement on outstanding forward contracts. Our use of this methodology to quantify the market risk of such instruments is subject to assumptions and actual impact could be significantly different. The quantitative information about market risk is limited because it does not take into account all foreign currency operating transactions.
Interest Rate Risk
Our investment portfolio includes cash equivalents and short-term investments. The fair value of our marketable securities is subject to change as a result of potential changes in market interest rates. The potential change in fair value for interest rate sensitive instruments has been assessed on a hypothetical 100 basis point adverse movement across all maturities. As of June 30, 2016 and December 31, 2015, we estimate that such hypothetical 100 basis point adverse movement would result in a hypothetical loss in fair value of approximately $50.0 million and $43.0 million, respectively, to our interest rate sensitive instruments. The fair values of our investments were determined using third-party pricing services or other market observable data.
To achieve a desired mix of fixed and floating interest rate debt, we entered into interest rate swap contracts during 2015 for certain of our fixed-rate debt. These derivative contracts effectively converted a fixed-rate interest coupon to a floating-rate LIBOR-based coupon over the life of the respective note. As of June 30, 2016 and December 31, 2015, a 100 basis-point adverse movement (increase in LIBOR) would increase annual interest expense by approximately $6.8 million, respectively.
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
Credit Risk
We are subject to credit risk from our accounts receivable related to our product sales. The majority of our accounts receivable arise from product sales in the U.S. and Europe with concentrations of credit risk limited due to the wide variety of customers and markets using our products, as well as their dispersion across many different geographic areas. Our accounts receivable are primarily due from wholesale distributors, public hospitals and other government entities. We monitor the financial performance and creditworthiness of our customers so that we can properly assess and respond to changes in their credit profile. We operate in certain countries where weakness in economic conditions can result in extended collection periods. We continue to monitor these conditions, including the volatility associated with international economies and the relevant financial markets, and assess their possible impact on our business. To date, we have not experienced any significant losses with respect to the collection of our accounts receivable.

Credit and economic conditions in the E.U. continue to remain uncertain, which has, from time to time, led to long collection periods for our accounts receivable and greater collection risk in certain countries.
We believe that our allowance for doubtful accounts was adequate as of June 30, 2016 and December 31, 2015. However, if significant changes occur in the availability of government funding or the reimbursement practices of these or other governments, we may not be able to collect on amounts due to us from customers in such countries and our results of operations could be adversely affected.

Item 4.    Controls and Procedures
Disclosure Controls and Procedures and Internal Control over Financial Reporting
Controls and Procedures
We have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of June 30, 2016. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that (a) the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission’s rules and forms, and (b) such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II — OTHER INFORMATION
Item 1.    Legal Proceedings
Please refer to Note 18, Litigation to our condensed consolidated financial statements included in this report, which is incorporated into this item by reference.
Item 1A.    Risk Factors
We are substantially dependent on revenues from our principal products.
Our current revenues depend upon continued sales of our principal products, and, unless we develop or acquire rights to new products and technologies, we are substantially dependent on sales from our principal products for many years. Further, if the proposed spin off of our hemophilia business is completed, our revenues will be further reliant and concentrated on sales of our MS products in an increasingly competitive market. Any of the following negative developments relating to any of our principal products may adversely affect our revenues and results of operations or could cause a decline in our stock price:

•	safety or efficacy issues;

•	the introduction or greater acceptance of competing products;

•
constraints and additional pressures on product pricing or price increases, due to a number of factors, including governmental or regulatory requirements, increased competition or changes in, or, implementation of, reimbursement policies and practices of payors and other third parties; or

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

•
damage to physician and patient confidence in any of our MS products or to our sales and reputation as a result of label changes or adverse experiences or events that occur with patients treated with our MS products;

•	inability to obtain appropriate pricing and reimbursement for our MS products compared to our competitors in key international markets; or

•	our ability to obtain and maintain patent, data or market exclusivity for our MS products.
Similarly, the hemophilia treatment market is a highly competitive market, with current treatments marketed by companies that have substantially greater financial resources and marketing expertise. Our ability to successfully compete in the hemophilia market and gain share in this market may be adversely affected due to a number of reasons, including:

•	difficulty in further penetrating this market if our therapies are not regarded by patients, healthcare providers or payers as offering significant benefits and value over current treatments;

•
changes in technology, including the introduction by other companies of new technologies, such as gene therapies and bispecific antibody technology that have the potential to transform the standard of care in hemophilia, or longer-lasting or more efficacious, safer, less expensive or more convenient treatments than our therapies; or

•
our limited marketing experience within the hemophilia treatment market relative to certain of our competitors, which may impact our ability to develop relationships with the associated medical and scientific community.

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
Pricing and reimbursement for our products may be adversely affected by a number of factors, including:

•	changes in, and implementation of, federal, state or foreign government regulations or private third-party payors' reimbursement policies;

•	pressure by employers on private health insurance plans to reduce costs; and

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

Our ability to set the price for our products can vary significantly from country to country and as a result so can the price of our products. Certain countries set prices by reference to the prices in other countries where our products are marketed. Thus, our inability to secure adequate prices in a particular country may not only limit the revenue from our products within that country, but may also adversely affect our ability to obtain acceptable prices in other markets. This may create the opportunity for third-party cross-border trade or influence our decision to sell or not to sell a product, thus adversely affecting our geographic expansion plans and revenues.
Our failure to maintain adequate coverage, pricing or reimbursement for our products would have an adverse effect on our business, revenues and results of operation, could curtail or eliminate our ability to adequately fund research and development programs for the discovery and commercialization of new products, and could cause a decline in our stock price.
Drug prices are under significant scrutiny in the markets in which our products are prescribed. Drug pricing and other health care costs continue to be subject to intense political and societal pressures which we anticipate will continue and escalate on a global basis. As a result, our business and reputation may be harmed, our stock price may be adversely impacted and experience periods of volatility and our results of operations may be adversely impacted.

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
In the E.U. and some other international markets, the government provides health care at low cost to consumers and regulates pharmaceutical prices, patient eligibility or reimbursement levels to control costs for the government-sponsored health care system. Many countries have announced or implemented measures to reduce health care costs to constrain their overall level of government expenditures. These measures vary by country and may include, among other things, patient access restrictions, suspensions on price increases, prospective and possibly retroactive price reductions and other recoupments and increased mandatory discounts or rebates, recoveries of past price increases and greater importation of drugs from lower-cost countries to higher-cost countries. These measures have negatively impacted our revenues, and may continue to adversely affect our revenues and results of operations in the future.
Adverse safety events or restrictions on use and safety warnings for our products can negatively affect our business, product sales and stock price.
Adverse safety events involving our marketed products have a negative impact on our business. Discovery of safety issues with our products could create product liability and could cause additional regulatory scrutiny and requirements for additional labeling or safety monitoring, withdrawal of products from the market and the imposition of fines or criminal penalties. Adverse safety events may also damage physician and patient confidence in our products and our reputation. Any of these could result in liabilities, loss of revenue, material write-offs of inventory, material impairments of intangible assets, goodwill and fixed assets, material restructuring charges and other adverse impacts on our results of operations.
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
Product development is very expensive and involves a high degree of risk. Only a small number of research and development programs result in the commercialization of a product. Clinical trials may indicate that our product candidates lack efficacy, have harmful side effects, result in unexpected adverse events or raise other concerns that may significantly reduce the likelihood of regulatory approval. This may result in terminated programs, significant restrictions on use and safety warnings in an approved label, adverse placement within the treatment paradigm or significant reduction in the commercial potential of the product candidate.

Clinical trials and the development of biopharmaceutical products is a lengthy and complex process. If we fail to adequately manage our clinical activities, our clinical trials or potential regulatory approvals may be delayed or denied.
Conducting clinical trials is a complex, time-consuming and expensive process. Our ability to complete clinical trials in a timely fashion depends in large part on a number of key factors. These factors include protocol design, regulatory and institutional review board approval, patient enrollment rates and compliance with extensive current Good Clinical Practices. If we or our third-party clinical trial providers or third-party contract research organizations, or CROs, do not successfully carry out these clinical activities, our clinical trials or the potential regulatory approval of a product candidate may be delayed or be unsuccessful.
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
Management and key personnel changes may disrupt our operations, and we may have difficulty retaining key personnel or attracting and retaining qualified replacements on a timely basis for management and other key personnel who may leave the Company.
We have experienced changes in management and other key personnel in critical functions across our organization. In July 2016, we announced that our chief executive officer will be leaving our company after his successor is identified. It is possible that we may experience other personnel changes in connection with our business operations and the proposed spin off of our hemophilia business. Changes in management and other key personnel have the potential to disrupt our business, and any such disruption could adversely affect our operations, programs, growth, financial condition and results of operations. Further, new members of management may have different perspectives on programs and opportunities for our business, which may cause us to focus on new business opportunities or reduce or change emphasis on our existing business programs.
Our success is dependent upon our ability to attract and retain qualified management and key personnel in a highly competitive environment. Qualified individuals are in high demand, and we may incur significant costs to attract them, particularly at the executive level. We may face difficulty in attracting and retaining key talent for a number of reasons, such as management changes, the underperformance or discontinuation of one or more late stage programs or recruitment by competitors. We cannot assure that we will be able to hire or retain the personnel necessary for our operations or that the loss of any such personnel will not have a material impact on our financial condition and results of operations.

Manufacturing issues could substantially increase our costs, limit supply of our products and reduce our revenues.
The process of manufacturing our products is complex, highly regulated and subject to numerous risks, including:

•
Risk of Product Loss. The manufacturing process for our products is extremely susceptible to product loss due to contamination, oxidation, equipment failure or improper installation or operation of equipment or vendor or operator error. Even minor deviations from normal manufacturing processes result in reduced production yields, product defects and other supply disruptions. If microbial, viral or other contaminations are discovered in our products or manufacturing facilities, we may need to close our manufacturing facilities for an extended period of time to investigate and remediate the contaminant.

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

•
Global Bulk Supply Risks. We rely on our manufacturing facilities in Cambridge, MA, RTP, NC and Hillerød, Denmark for the production of drug substance for our large molecule products and product candidates. Our global bulk supply of these products and product candidates depends on the uninterrupted and efficient operation of these facilities, which could be adversely affected by equipment failures, labor shortages, natural disasters, power failures and numerous other factors.

•
Risks Relating to Compliance with cGMP. We and our third-party providers are generally required to maintain compliance with cGMP and other stringent requirements and are subject to inspections by the FDA and comparable agencies in other jurisdictions to confirm such compliance. Any delay, interruption or other issues that arise in the manufacture, fill-finish, packaging or storage of our products as a result of a failure of our facilities or the facilities or operations of third parties to pass any regulatory agency inspection could significantly impair our ability to develop and commercialize our products. Significant noncompliance could also result in the imposition of monetary penalties or other civil or criminal sanctions and damage our reputation.

Any adverse developments affecting our manufacturing operations or the operations of our third-party suppliers and manufacturers may result in shipment delays, inventory shortages, lot failures, product withdrawals or recalls or other interruptions in the commercial supply of our products. We may also have to take inventory write-offs and incur other charges and expenses for products that fail to meet specifications, undertake costly remediation efforts or seek more costly manufacturing alternatives. Such developments could increase our manufacturing costs, cause us to lose revenue or market share as patients and physicians turn to competing therapeutics, diminish our profitability or damage our reputation.
We depend on relationships with collaborators and other third parties for revenue, and the development, regulatory approval, commercialization and marketing of certain products, which are outside of our full control.
We rely on a number of significant collaborative relationships for revenue, and the development, regulatory approval, commercialization and marketing of certain of our products and product candidates. We also outsource to third parties certain aspects of our regulatory affairs and clinical development relating to our products and product candidates. Reliance on collaborative and other third-party relationships subjects us to a number of risks, including:

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

•
third-party relationships and collaborations often require the parties to cooperate, and failure to do so effectively could adversely affect product sales, or the clinical development or regulatory approvals of products under joint control or could result in termination of the research, development or commercialization of product candidates or result in litigation or arbitration; and

•
any failure on the part of our collaborator or other third party to comply with applicable laws and regulatory requirements in the marketing, sale and maintenance of the market authorization of our products or to fulfill any responsibilities our collaborator may have to protect and enforce any intellectual property rights underlying our products could have an adverse effect on our revenues as well as involve us in possible legal proceedings.

Given these risks, there is considerable uncertainty regarding the success of our current and future collaborative efforts. If these efforts fail, our product development or commercialization of new products could be delayed or revenues from products could decline.
Our business may be adversely affected if we do not successfully execute our growth initiatives.
We are experiencing a period of slower revenue growth compared to recent years. We anticipate growth through internal development projects, commercial initiatives and external opportunities, which may include the acquisition, partnering and in-licensing of products, technologies and companies or the entry into strategic alliances and collaborations. While we believe we have a number of promising programs in our pipeline, failure of internal development projects to advance or difficulties in executing on our commercial initiatives could impact our current and future growth, resulting in additional reliance on external development opportunities for growth. The availability of high quality cost-effective development opportunities is limited and competitive, and we are not certain that we will be able to identify candidates that we and our shareholders consider suitable or complete transactions on terms that are acceptable to us and our shareholders. We may fail to complete transactions for other reasons, including if we are unable to obtain desired financing on favorable terms, if at all. Even if we are able to successfully identify and complete acquisitions and other strategic alliances and collaborations, we may face unanticipated costs or liabilities in connection with the transaction, or we may not be able to integrate them or take full advantage of them or otherwise realize the benefits that we expect.
Supporting our growth initiatives and the further development of our existing products and potential new products in our pipeline requires significant capital expenditures and management resources, including investments in research and development, sales and marketing, manufacturing capabilities and other areas of our business. If we do not successfully execute our growth initiatives, then our business and financial results may be adversely affected and we may incur asset impairment or restructuring charges.
The proposed spin off of our hemophilia business is subject to various risks and uncertainties and may not be completed on the terms or timeline currently contemplated, if at all, and will involve significant time and expense, which could harm our business, results of operations and financial condition.
In May 2016, we announced plans to separate our hemophilia business as an independent, publicly-traded company. The transaction is expected to be completed in early 2017, subject to satisfaction of certain conditions. Unanticipated developments could delay, prevent or otherwise adversely affect this proposed spin off, including but not limited to disruptions in general market conditions or potential problems, delays or difficulties in satisfying conditions and obtaining approvals and clearances or litigation or other legal proceedings that may arise as a result of the proposed spin off. In addition, consummation of the spin off will require final approval from our Board of Directors. Therefore, we cannot assure that we will be able to complete the spin off on the terms or on the timeline that we announced, if at all.
We will incur significant expenses in connection with the spin off, and such costs and expenses may be greater than we anticipate. In addition, completion of the spin off will require a significant amount of management time and effort which may disrupt our business or otherwise divert management’s attention from other aspects of our business operations. Any such difficulties could adversely affect our business, results of operations and financial condition.

The proposed spin off may not achieve some or all of the anticipated benefits.
If the spin off is completed, there is uncertainty as to whether the anticipated operational, financial and strategic benefits of the spin off will be achieved. There can be no assurance that the combined value of the common stock of the two publicly-traded companies will be equal to or greater than what the value of our common stock would have been had the proposed separation not occurred. The combined value of the common stock of the two companies could be lower than anticipated for a variety of reasons, including, but not limited to, the inability of the new spin off company to operate and compete effectively as an independent company, and the stock price of the common stock of each of the two companies could experience periods of volatility. If we fail to achieve the anticipated benefits of the spin off, our stock price could decline.
If the spin off does not qualify as a transaction that is generally tax-free for U.S. federal income tax purposes, we and our stockholders could be subject to significant tax liabilities.
We intend to obtain an opinion of outside counsel regarding the qualification of the distribution in the spin off, together with certain related transactions, as a transaction that is generally tax-free for U.S. federal income tax purposes. The opinion will be based on and rely on, among other things, certain facts and assumptions, as well as certain representations, statements and undertakings of Biogen and the new spin off company, including those relating to the past and future conduct of Biogen and the new spin off company. If any of these facts, assumptions, representations, statements or undertakings are, or become, inaccurate or incomplete, or if we or the new spin off company breach any of their respective covenants in the separation documents, the opinion of counsel may be invalid and the conclusions reached therein could be jeopardized. It is also possible that the U.S. Internal Revenue Service, or the IRS, could determine that the distribution in the spin off, together with certain related transactions, is taxable for U.S. federal income tax purposes if it determines that any of these facts, assumptions, representations, statements or undertakings are incorrect or have been violated or if it disagrees with the conclusions in the opinion of counsel. An opinion of counsel is not binding on the IRS or any court and there can be no assurance that the IRS will not challenge the conclusions reached in the opinion. If the distribution in the spin off, together with certain related transactions, is ultimately determined to be taxable, we and our stockholders that are subject to U.S. federal income tax could incur significant tax liabilities.
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
Our activities, and the activities of our collaborators, distributors and other third-party providers, are subject to extensive government regulation and oversight both in the U.S. and in foreign jurisdictions. The FDA and comparable agencies in other jurisdictions directly regulate many of our most critical business activities, including the conduct of preclinical and clinical studies, product manufacturing, advertising and promotion, product distribution, adverse event reporting and product risk management. Our interactions in the U.S. or abroad with physicians and other health care providers that prescribe or purchase our products are also subject to government regulation designed to prevent fraud and abuse in the sale and use of the products and place significant restrictions on the marketing practices of health care companies. Health care companies such as ours are facing heightened scrutiny of their relationships with health care providers from anti-corruption enforcement officials. In addition, health care companies such as ours have been the target of lawsuits and investigations alleging violations of government regulation, including claims asserting submission of incorrect pricing information, impermissible off-label promotion of pharmaceutical products, payments intended to influence the referral of health care business, submission of false claims for government reimbursement, antitrust violations or violations related to environmental matters. There is also enhanced scrutiny of company-sponsored patient assistance programs, including insurance premium and co-pay assistance programs and donations to third party charities that provide such assistance. If we, or our vendors or donation recipients, are deemed to fail to comply with relevant laws, regulations or government guidance in the operation of these programs, we could be subject to significant fines or penalties. Risks relating to compliance with laws and regulations may be heightened as we continue to expand our global operations and enter new therapeutic areas with different patient populations, which may have different product distribution methods, marketing programs or patient assistance programs from those we currently utilize or support.
Regulations governing the health care industry are subject to change, with possibly retroactive effect, including:

•
new laws, regulations or judicial decisions, or new interpretations of existing laws, regulations or decisions, related to health care availability, pricing or marketing practices, compliance with wage and hour laws and other employment practices, method of delivery, payment for health care products and services, compliance with health information and data privacy and security laws and regulations, tracking and reporting payments and other transfers of value made to physicians and teaching hospitals, extensive anti-bribery and anti-corruption prohibitions, product serialization and labeling requirements and used product take-back requirements;

•	changes in the FDA and foreign regulatory approval processes that may delay or prevent the approval of new products and result in lost market opportunity;

•
requirements that provide for increased transparency of clinical trial results and quality data, such as the EMA’s clinical transparency policy, which could impact our ability to protect trade secrets and competitively-sensitive information contained in approval applications or could be misinterpreted leading to reputational damage, misperception or legal action which could harm our business; and

•
changes in FDA and foreign regulations that may require additional safety monitoring, labeling changes, restrictions on product distribution or use or other measures after the introduction of our products to market, which could increase our costs of doing business, adversely affect the future permitted uses of approved products or otherwise adversely affect the market for our products.

Violations of governmental regulation may be punishable by criminal and civil sanctions against us, including fines and civil monetary penalties and exclusion from participation in government programs, including Medicare and Medicaid, as well as against executives overseeing our business. In addition to penalties for violation of laws and regulations, we could be required to repay amounts we received from government payors or pay additional rebates and interest if we are found to have miscalculated the pricing information we have submitted to the government. We cannot ensure that our compliance controls, policies and procedures will in every instance protect us from acts committed by our employees, collaborators, partners or third-party providers that would violate the laws or regulations of the jurisdictions in which we operate. Whether or not we have complied with the law, an investigation into alleged unlawful conduct could increase our expenses, damage our reputation, divert management time and attention and adversely affect our business.
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
In the U.S., there are several proposals under consideration to reform tax law, including proposals that may reduce or eliminate the deferral of U.S. income tax on our unrepatriated earnings, penalize certain transfer pricing structures and reduce or eliminate certain foreign or domestic tax credits or deductions. Our future reported financial results may be adversely affected by tax law changes which restrict or eliminate certain foreign tax credits or our ability to deduct expenses attributable to foreign earnings, or otherwise affect the treatment of our unrepatriated earnings.

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
While we believe we currently have sufficient manufacturing capacity to meet our near-term manufacturing requirements, it is probable that we would need additional manufacturing capacity to support future clinical and commercial manufacturing requirements for product candidates in our pipeline, if such candidates are successful and approved. We are building a biologics manufacturing facility in Solothurn, Switzerland and acquired an additional manufacturing facility in RTP, NC. Due to the long lead times necessary for the expansion of manufacturing capacity, we expect to incur significant investment to build or expand our facilities or obtain third-party contract manufacturers with no assurance that such investment will be recouped. If we are unable to adequately and timely manufacture and supply our products and product candidates or if we do not fully utilize our manufacturing facilities, our business may be harmed.
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

•
Intellectual Property and Regulatory Challenges. Biosimilar products may face extensive patent clearances, patent infringement litigation, injunctions or regulatory challenges, which could prevent the commercial launch of a product or delay it for many years;

•
Failure to Gain Market and Patient Acceptance. Market success of biosimilar products will be adversely affected if patients, physicians and payers do not accept biosimilar products as safe and efficacious products offering a more competitive price or other benefit over existing therapies; and

•
Competitive Challenges. Biosimilar products face significant competition, including from innovator products and from biosimilar products offered by other companies. In some jurisdictions, local tendering processes may restrict biosimilar products from being marketed and sold in those jurisdictions. The number of competitors in a jurisdiction, the timing of approval and the ability to market biosimilar products successfully in a timely and cost-effective matter are additional factors that may impact our success and/or the success of Samsung Bioepis in this business area.

Our investments in properties may not be fully realized.
We own or lease real estate primarily consisting of buildings that contain research laboratories, office space and manufacturing operations. For strategic or other operational reasons, we may decide to further consolidate or co-locate certain aspects of our business operations or dispose of one or more of our properties, some of which may be located in markets that are experiencing high vacancy rates and decreasing property values. If we determine that the fair value of any of our owned properties is lower than their book value we may not realize the full investment in these properties and incur significant impairment charges or additional depreciation when the expected useful life of certain assets have been shortened due to the anticipated closing of facilities. If we decide to fully or partially vacate a leased property, we may incur significant cost, including facility closing costs, employee separation and retention expenses, lease termination fees, rent expense in excess of sublease income and impairment of leasehold improvements and accelerated depreciation of assets. Any of these events may have an adverse impact on our results of operations.
Our portfolio of marketable securities is subject to market, interest and credit risk that may reduce its value.
We maintain a portfolio of marketable securities for investment of our cash. Changes in the value of our portfolio of marketable securities could adversely affect our earnings. In particular, the value of our investments may decline due to increases in interest rates, downgrades of the bonds and other securities included in our portfolio, instability in the global financial markets that reduces the liquidity of securities included in our portfolio, declines in the value of collateral underlying the securities included in our portfolio and other factors. Each of these events may cause us to record charges to reduce the carrying value of our investment portfolio or sell investments for less than our acquisition cost. Although we attempt to mitigate these risks through diversification of our investments and continuous monitoring of our portfolio's overall risk profile, the value of our investments may nevertheless decline.
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
We may seek access to the capital markets to supplement our existing funds and cash generated from operations for working capital, capital expenditure and debt service requirements and other business initiatives. The capital and credit markets have experienced extreme volatility and disruption which leads to uncertainty and liquidity issues for both borrowers and investors. In the event of adverse capital and credit market conditions, we may be unable to obtain capital market financing on favorable terms. Changes in credit ratings issued by nationally recognized credit rating agencies could also adversely affect our cost of financing and the market price of our securities.
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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
In July 2016, our Board of Directors authorized a program to repurchase up to $5.0 billion of our common stock (2016 Share Repurchase Program). This authorization does not have an expiration date. Repurchased shares will be retired. The 2016 Share Repurchase Program is in addition to the approximately 1.3 million shares remaining under our February 2011 Share Repurchase Program (2011 Share Repurchase Program), which has been used principally to offset common stock issuances under our share-based compensation plans. During the six months ended June 30, 2016 and 2015, we did not repurchase any shares of common stock under our 2011 Share Repurchase Program.
In May 2015, our Board of Directors authorized a program to repurchase up to $5.0 billion of our common stock, which was completed as of December 31, 2015. During the six months ended June 30, 2015, we repurchased and retired 0.1 million shares of common stock at a cost of $42.2 million.
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

BIOGEN INC.

/s/ Paul J. Clancy
Paul J. Clancy
Executive Vice President and
Chief Financial Officer
(principal financial officer)
July 21, 2016

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.1*+	Letter regarding employment arrangement of John Cox dated May 19, 2016.

31.1+	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1++	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101++
The following materials from Biogen Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

*    Management contract or compensatory plan or arrangement
+    Filed herewith
++    Furnished herewith