Form 10-Q
period 2016-09-30
BIOGEN INC.
filed 2016-10-26
CIK 875045

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒
The number of shares of the issuer’s Common Stock, $0.0005 par value, outstanding as of October 21, 2016, was 217,574,479 shares.

BIOGEN INC.
FORM 10-Q — Quarterly Report
For the Quarterly Period Ended September 30, 2016

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

•	lease commitments, purchase obligations and the timing and satisfaction of other contractual obligations;

•	potential costs and expenses incurred in connection with corporate restructurings and to execute business transformation and optimization initiatives;

•	our ability to finance our operations and business initiatives and obtain funding for such activities; and

•	the impact of new laws and accounting standards.
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
NOTE REGARDING TRADEMARKS
ALPROLIX®, AVONEX®, BENEPALI®, ELOCTATE®, FLIXABI®, PLEGRIDY®, RITUXAN®, TECFIDERA® and TYSABRI® are registered trademarks of Biogen. FUMADERMTM and ZINBRYTATM are trademarks of Biogen. ENBREL®, FAMPYRATM, GAZYVA®, HUMIRA®, OCREVUS®, REMICADE® and other trademarks referenced in this report are the property of their respective owners.

PART I FINANCIAL INFORMATION

BIOGEN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited, in millions, except per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues:
Product, net	$2,539.6	$2,391.7	$7,315.0	$6,762.6
Revenues from anti-CD20 therapeutic programs	317.6	337.2	996.3	1,005.3
Other	98.6	49.0	265.5	156.6
Total revenues	2,955.8	2,777.9	8,576.8	7,924.5
Cost and expenses:
Cost of sales, excluding amortization of acquired intangible assets	416.9	310.0	1,100.2	908.6
Research and development	529.0	519.9	1,439.4	1,471.1
Selling, general and administrative	462.7	477.8	1,452.4	1,530.1
Amortization of acquired intangible assets	99.7	98.1	281.4	286.0
Restructuring charges	11.6	—	21.3	—
(Gain) loss on fair value remeasurement of contingent consideration	5.9	0.2	18.8	5.9
Collaboration profit (loss) sharing	4.7	—	(0.9)	—
Total cost and expenses	1,530.5	1,406.0	4,312.6	4,201.7
Income from operations	1,425.3	1,371.8	4,264.2	3,722.8
Other income (expense), net	(58.1)	(15.4)	(169.4)	(41.3)
Income before income tax expense and equity in loss of investee, net of tax	1,367.2	1,356.4	4,094.8	3,681.5
Income tax expense	337.0	330.1	1,047.0	904.5
Equity in loss of investee, net of tax	—	6.8	—	12.5
Net income	1,030.2	1,019.5	3,047.8	2,764.5
Net income (loss) attributable to noncontrolling interests, net of tax	(2.7)	53.9	(5.8)	49.1
Net income attributable to Biogen Inc.	$1,032.9	$965.6	$3,053.6	$2,715.4
Net income per share:
Basic earnings per share attributable to Biogen Inc.	$4.72	$4.16	$13.95	$11.60
Diluted earnings per share attributable to Biogen Inc.	$4.71	$4.15	$13.92	$11.57
Weighted-average shares used in calculating:
Basic earnings per share attributable to Biogen Inc.	218.9	232.2	219.0	234.1
Diluted earnings per share attributable to Biogen Inc.	219.4	232.6	219.4	234.7

See accompanying notes to these unaudited condensed consolidated financial statements.

BIOGEN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in millions)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Net income attributable to Biogen Inc.	$1,032.9	$965.6	$3,053.6	$2,715.4
Other comprehensive income:
Unrealized gains (losses) on securities available for sale, net of tax	(5.4)	(2.2)	1.6	(1.2)
Unrealized gains (losses) on cash flow hedges, net of tax	1.3	(31.2)	(17.0)	(40.1)
Unrealized gains (losses) on pension benefit obligation	0.4	0.5	1.3	4.6
Currency translation adjustment	(14.4)	(23.5)	(62.8)	(61.3)
Total other comprehensive income (loss), net of tax	(18.1)	(56.4)	(76.9)	(97.9)
Comprehensive income attributable to Biogen Inc.	1,014.8	909.2	2,976.7	2,617.5
Comprehensive income (loss) attributable to noncontrolling interests, net of tax	(2.6)	53.6	(5.7)	49.1
Comprehensive income	$1,012.2	$962.8	$2,971.0	$2,666.6

See accompanying notes to these unaudited condensed consolidated financial statements.

BIOGEN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in millions, except per share amounts)

	As of September 30, 2016	As of December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$2,084.8	$1,308.0
Marketable securities	2,231.2	2,120.5
Accounts receivable, net	1,467.8	1,227.0
Due from anti-CD20 therapeutic programs	305.2	314.5
Inventory	1,009.7	893.4
Other current assets	993.1	836.9
Total current assets	8,091.8	6,700.3
Marketable securities	3,096.9	2,760.4
Property, plant and equipment, net	2,387.0	2,187.6
Intangible assets, net	3,869.9	4,085.1
Goodwill	3,419.7	2,663.8
Investments and other assets	1,239.6	1,107.6
Total assets	$22,104.9	$19,504.8
LIABILITIES AND EQUITY
Current liabilities:
Current portion of notes payable and other financing arrangements	$4.9	$4.8
Taxes payable	208.8	208.7
Accounts payable	274.0	267.4
Accrued expenses and other	2,012.0	2,096.8
Total current liabilities	2,499.7	2,577.7
Notes payable and other financing arrangements	6,529.6	6,521.5
Long-term deferred tax liability	98.7	124.9
Other long-term liabilities	862.1	905.8
Total liabilities	9,990.1	10,129.9
Commitments and contingencies
Equity:
Biogen Inc. shareholders’ equity
Preferred stock, par value $0.001 per share	—	—
Common stock, par value $0.0005 per share	0.1	0.1
Additional paid-in capital	—	—
Accumulated other comprehensive loss	(300.9)	(224.0)
Retained earnings	15,030.0	12,208.4
Treasury stock, at cost	(2,611.7)	(2,611.7)
Total Biogen Inc. shareholders’ equity	12,117.5	9,372.8
Noncontrolling interests	(2.7)	2.1
Total equity	12,114.8	9,374.9
Total liabilities and equity	$22,104.9	$19,504.8

See accompanying notes to these unaudited condensed consolidated financial statements.

BIOGEN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in millions)

	For the Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net income	$3,047.8	$2,764.5
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	505.3	444.1
Share-based compensation	117.8	131.5
Deferred income taxes	(56.8)	(185.8)
Other	33.4	31.6
Changes in operating assets and liabilities, net:
Accounts receivable	(238.1)	(63.6)
Inventory	(155.1)	(150.4)
Accrued expenses and other current liabilities	(223.2)	(174.5)
Changes in other tax assets and liabilities, net	(147.4)	(1.2)
Other changes in operating assets and liabilities, net	62.1	(120.5)
Net cash flows provided by operating activities	2,945.8	2,675.7
Cash flows from investing activities:
Proceeds from sales and maturities of marketable securities	5,185.8	3,363.4
Purchases of marketable securities	(5,631.7)	(4,870.1)
Contingent consideration related to Fumapharm AG acquisition	(900.0)	(550.0)
Purchases of property, plant and equipment	(434.0)	(456.9)
Acquisitions of intangible assets	(110.4)	(6.3)
Acquisitions of business, net of cash acquired	—	(198.8)
Other	(12.8)	(27.4)
Net cash flows used in investing activities	(1,903.1)	(2,746.1)
Cash flows from financing activities:
Purchase of treasury stock	(348.9)	(2,998.2)
Proceeds from issuance of stock for share-based compensation arrangements	35.2	45.5
Proceeds from borrowings	—	5,930.9
Repayment of borrowings	(2.7)	(2.1)
Excess tax benefit from share-based awards	11.9	70.8
Other	37.9	(62.1)
Net cash flows (used in) provided by financing activities	(266.6)	2,984.8
Net increase in cash and cash equivalents	776.1	2,914.4
Effect of exchange rate changes on cash and cash equivalents	0.7	(30.3)
Cash and cash equivalents, beginning of the period	1,308.0	1,204.9
Cash and cash equivalents, end of the period	$2,084.8	$4,089.0

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
Our marketed products include TECFIDERA, AVONEX, PLEGRIDY, TYSABRI, ZINBRYTA and FAMPYRA for multiple sclerosis (MS), ELOCTATE for hemophilia A and ALPROLIX for hemophilia B and FUMADERM for the treatment of severe plaque psoriasis. We also have a collaboration agreement with Genentech, Inc. (Genentech), a wholly-owned member of the Roche Group, which entitles us to certain business and financial rights with respect to RITUXAN for the treatment of non-Hodgkin's lymphoma, chronic lymphocytic leukemia (CLL) and other conditions, GAZYVA indicated for the treatment of CLL and follicular lymphoma.
In addition to our innovative drug development efforts, we aim to leverage our manufacturing and commercial capabilities and scientific expertise through Samsung Bioepis, our joint venture with Samsung BioLogics Co. Ltd. (Samsung Biologics) that develops, manufactures and markets biosimilars as well as through other strategic contract manufacturing partners. Under our commercial agreement with Samsung Bioepis, we market and sell BENEPALI, an etanercept biosimilar referencing ENBREL, and FLIXABI, an infliximab biosimilar referencing REMICADE, in the E.U.
In May 2016, we announced our intention to spin off our hemophilia business as an independent, publicly traded company. The company, named Bioverativ Inc. (Bioverativ), will focus on the discovery, development and commercialization of therapies for the treatment of hemophilia and other blood disorders, including our existing marketed products ELOCTATE and ALPROLIX. The transaction is expected to be completed in early 2017, subject to the satisfaction of certain conditions, including, among others, final approval of our Board of Directors, receipt of a favorable opinion with respect to the tax-free nature of the transaction and the effectiveness of a Form 10 registration statement filed with the Securities and Exchange Commission. The results of Bioverativ will be included in our condensed consolidated financial statements until the transaction is completed.
Basis of Presentation
In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of our financial statements for interim periods in accordance with accounting principles generally accepted in the United States (U.S. GAAP). The information included in this quarterly report on Form 10-Q should be read in conjunction with our consolidated financial statements and the accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2015 (2015 Form 10-K). Our accounting policies are described in the “Notes to Consolidated Financial Statements” in our 2015 Form 10-K and updated, as necessary, in this Form 10-Q. The year-end condensed consolidated balance sheet data presented for comparative purposes was derived from our audited financial statements, but does not include all disclosures required by U.S. GAAP. The results of operations for the three and nine months ended September 30, 2016, are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.
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
 Use of Estimates
The preparation of our condensed consolidated financial statements requires us to make estimates, judgments and assumptions that may affect the reported amounts of assets, liabilities, equity, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis we evaluate our estimates, judgments and methodologies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable, the results of which form the basis for making judgments about the carrying values of assets, liabilities and equity and the amount of revenues and expenses. Actual results may differ from these estimates under different assumptions or conditions.
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
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The new standard requires that all lessees recognize the assets and liabilities that arise from leases on the balance sheet and disclose qualitative and quantitative information about its leasing arrangements. The new standard will be effective for us on January 1, 2019. The adoption of this standard is not expected to have a material impact on our net financial position, but will impact the amount of our assets and liabilities. We are currently evaluating the potential impact that this standard may have on our results of operations.
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

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The new standard clarifies certain aspects of the statement of cash flows, including the classification of debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, distributions received from equity method investees and beneficial interests in securitization transactions. The new standard also clarifies that an entity should determine each separately identifiable source or use within the cash receipts and cash payments on the basis of the nature of the underlying cash flows. In situations in which cash receipts and payments have aspects of more than one class of cash flows and cannot be separated by source or use, the appropriate classification should depend on the activity that is likely to be the predominant source or use of cash flows for the item. The new standard will be effective for us on January 1, 2018. The adoption of this standard is not expected to have a material impact on our statements of cash flows upon adoption.
2.    Restructuring, Business Transformation and Other Cost Saving Initiatives
2015 Cost Saving Initiatives
2015 Restructuring Charges
On October 21, 2015, we announced a corporate restructuring, which included the termination of certain pipeline programs and an 11% reduction in workforce. Under this restructuring, cash payments were estimated to total approximately $120 million, of which $15.9 million were related to previously accrued 2015 incentive compensation, resulting in expected net restructuring charges totaling approximately $105 million. These amounts are expected to be substantially paid by the end of 2016.
For the three months ended September 30, 2016, we recognized an adjustment to our previous estimates, which resulted in a negative restructuring charge of $1.6 million. For the nine months ended September 30, 2016, we recognized total net restructuring charges of $8.1 million. We previously recognized $93.4 million of restructuring charges in our consolidated statements of income during the fourth quarter of 2015. Our restructuring reserve is included in accrued expenses and other in our condensed consolidated balance sheets.
The following table summarizes the charges and spending related to our 2015 restructuring efforts during the nine months ended September 30, 2016:

(In millions)	Workforce Reduction	Pipeline Programs	Total
Restructuring reserve as of December 31, 2015	$33.7	$3.6	$37.3
Expense	4.9	5.4	10.3
Payments	(29.6)	(7.5)	(37.1)
Adjustments to previous estimates, net	(5.1)	2.9	(2.2)
Restructuring reserve as of September 30, 2016	$3.9	$4.4	$8.3
2016 Organizational Changes and Cost Saving Initiatives
2016 Restructuring Charges
During the third quarter of 2016, we initiated additional cost saving measures which are primarily intended to realign our organizational structure in anticipation of the changes in roles and workforce resulting from our decision to spin off our hemophilia business, and to achieve further targeted cost reductions. For the three and nine months ended September 30, 2016, we recognized charges totaling $13.2 million related to this effort, which are in addition to, and separate from, the 2015 corporate restructuring described above. These charges are reflected in restructuring charges in our condensed consolidated statements of income.
Under this initiative, we expect to incur restructuring charges totaling approximately $20.0 million. These amounts are primarily related to severance and are expected to be substantially incurred and paid by the end of 2016.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

Cambridge, MA Manufacturing Facility
In June 2016, following an evaluation of our current and future manufacturing capabilities and capacity needs, we determined that we intend to vacate and cease manufacturing in our 67,000 square foot small-scale biologics manufacturing facility in Cambridge, MA and also vacate our 46,000 square foot warehouse space in Somerville, MA by the end of 2016.
We are currently considering alternatives for the facility, which may include a sale of our rights to, lease of, or other form of disposition of, the facility and related assets. In the event we are unsuccessful with a sale, lease or other disposition, we will cease manufacturing by December 31, 2016. As of September 30, 2016, the carrying value of associated assets totaled approximately $29.0 million. An impairment assessment was performed related to the assets, which resulted in no impairments. Our remaining lease obligation related to these facilities totaled $25.5 million.
Our anticipated departure from these facilities has shortened the expected useful lives of certain leasehold improvements and other assets at these facilities. As a result, we recorded additional depreciation expense to reflect the assets' new shorter useful lives. During the three and nine months ended September 30, 2016, we recognized approximately $15.7 million and $31.5 million, respectively, of this additional depreciation, which was recorded as cost of sales in our condensed consolidated statements of income.
3.    Reserves for Discounts and Allowances
An analysis of the change in reserves for discounts and allowances is summarized as follows:

(In millions)	Discounts	Contractual Adjustments	Returns	Total
Balance, as of December 31, 2015	$56.1	$548.7	$57.9	$662.7
Current provisions relating to sales in current year	385.1	1,535.5	23.4	1,944.0
Adjustments relating to prior years	(2.4)	(11.0)	(13.4)	(26.8)
Payments/credits relating to sales in current year	(334.5)	(1,129.6)	(2.3)	(1,466.4)
Payments/credits relating to sales in prior years	(48.4)	(510.6)	(16.1)	(575.1)
Balance, as of September 30, 2016	$55.9	$433.0	$49.5	$538.4
The total reserves above, included in our condensed consolidated balance sheets, are summarized as follows:

(In millions)	As of September 30, 2016	As of December 31, 2015
Reduction of accounts receivable	$155.4	$144.6
Component of accrued expenses and other	383.0	518.1
Total reserves	$538.4	$662.7

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

4.    Inventory
The components of inventory are summarized as follows:

(In millions)	As of September 30, 2016	As of December 31, 2015
Raw materials	$166.4	$213.0
Work in process	712.0	577.6
Finished goods	171.1	143.0
Total inventory	$1,049.5	$933.6

Balance Sheet Classification:
Inventory	$1,009.7	$893.4
Investments and other assets	39.8	40.2
Total inventory	$1,049.5	$933.6
Inventory included in investments and other assets in our condensed consolidated balance sheets primarily consisted of work in process.
As of December 31, 2015, our inventory included $24.7 million associated with our ZINBRYTA program, $24.2 million associated with the FLIXABI program and $18.4 million associated with the BENEPALI program, which had been capitalized in advance of regulatory approval. The European Commission (EC) approved the marketing authorization applications for BENEPALI and FLIXABI, two anti-tumor necrosis factor (TNF) biosimilars, for marketing in the E.U. in January 2016 and May 2016, respectively. In addition, the U.S. Food and Drug Administration (FDA) approved ZINBRYTA for the treatment of relapsing forms of MS in the U.S. in May 2016, and the EC approved ZINBRYTA for the treatment of relapsing forms of MS in the E.U. in July 2016.
5.    Intangible Assets and Goodwill
Intangible Assets
Intangible assets, net of accumulated amortization, impairment charges and adjustments, are summarized as follows:

		As of September 30, 2016			As of December 31, 2015
(In millions)	Estimated Life	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Out-licensed patents	13-23 years	$543.3	$(519.4)	$23.9	$543.3	$(506.0)	$37.3
Developed technology	15-23 years	3,005.3	(2,619.8)	385.5	3,005.3	(2,552.9)	452.4
In-process research and development	Indefinite until commercialization	679.7	—	679.7	730.5	—	730.5
Trademarks and tradenames	Indefinite	64.0	—	64.0	64.0	—	64.0
Acquired and in-licensed rights and patents	6-18 years	3,420.2	(703.4)	2,716.8	3,303.2	(502.3)	2,800.9
Total intangible assets		$7,712.5	$(3,842.6)	$3,869.9	$7,646.3	$(3,561.2)	$4,085.1
For the three and nine months ended September 30, 2016, amortization of acquired intangible assets totaled $99.7 million and $281.4 million, respectively, as compared to $98.1 million and $286.0 million, respectively, in the prior year comparative periods. In-process research and development balances include adjustments related to foreign exchange rate fluctuations.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

Developed Technology
Developed technology primarily relates to our AVONEX product, which was recorded in connection with the merger of Biogen, Inc. and IDEC Pharmaceuticals Corporation in 2003. The net book value of this asset as of September 30, 2016 was $377.8 million.
Acquired and In-licensed Rights and Patents
Acquired and in-licensed rights and patents primarily relate to our acquisition of all remaining rights to TYSABRI from Elan Corporation plc (Elan). The net book value of this asset as of September 30, 2016 was $2,559.9 million.
The increase in acquired and in-licensed rights and patents during the nine months ended September 30, 2016, primarily reflects:

•	$50.0 million in total milestone payments due to Samsung Bioepis, which became payable upon the approval of BENEPALI and FLIXABI in the E.U. in January 2016 and May 2016, respectively;

•	$32.0 million in total milestone payments due to AbbVie, Inc. (AbbVie), which became payable upon the regulatory approval of ZINBRYTA in the U.S. in May 2016 and the E.U. in July 2016; and

•
$26.5 million upon the approval of ALPROLIX in the E.U. in May 2016, which is comprised of a $20.0 million contingent payment due to the former owners of Syntonix Pharmaceuticals, Inc. (Syntonix) and $6.5 million related to the establishment of a corresponding deferred tax liability.

For additional information on our relationship with Samsung Bioepis and AbbVie, please read Note 17, Collaborative and Other Relationships to these condensed consolidated financial statements. For additional information on our obligation to the former shareholders of Syntonix, please read Note 21, Commitments and Contingencies to our consolidated financial statements included in our 2015 Form 10-K.
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
Our most recent long range planning cycle was completed in the third quarter of 2016. Based upon this analysis, the estimated future amortization of acquired intangible assets for the next five years is expected to be as follows:

(In millions)	As of September 30, 2016
2016 (remaining three months)	$92.8
2017	347.8
2018	321.4
2019	301.9
2020	265.6
2021	247.7

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

Goodwill
The following table provides a roll forward of the changes in our goodwill balance:

(In millions)	As of September 30, 2016
Goodwill, beginning of period	$2,663.8
Increase to goodwill	771.3
Other	(15.4)
Goodwill, end of period	$3,419.7
The increase in goodwill during the nine months ended September 30, 2016 was related to $900.0 million in contingent milestones achieved (exclusive of $128.7 million in tax benefits) and payable to the former shareholders of Fumapharm AG or holders of their rights. Other includes changes in foreign exchange rates. For additional information related to future contingent payments to the former shareholders of Fumapharm AG or holders of their rights, please read Note 19, Commitments and Contingencies to these condensed consolidated financial statements.
As of September 30, 2016, we had no accumulated impairment losses related to goodwill.
6.    Fair Value Measurements
The tables below present information about our assets and liabilities that are regularly measured and carried at fair value and indicate the level within the fair value hierarchy of the valuation techniques we utilized to determine such fair value:

As of September 30, 2016 (In millions)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$1,736.4	$—	$1,736.4	$—
Marketable debt securities:
Corporate debt securities	2,632.1	—	2,632.1	—
Government securities	2,038.2	—	2,038.2	—
Mortgage and other asset backed securities	657.8	—	657.8	—
Marketable equity securities	29.0	29.0	—	—
Derivative contracts	20.3	—	20.3	—
Plan assets for deferred compensation	34.1	—	34.1	—
Total	$7,147.9	$29.0	$7,118.9	$—
Liabilities:
Derivative contracts	$14.0	$—	$14.0	$—
Contingent consideration obligations	521.6	—	—	521.6
Total	$535.6	$—	$14.0	$521.6

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

As of December 31, 2015 (In millions)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$909.5	$—	$909.5	$—
Marketable debt securities:
Corporate debt securities	1,510.9	—	1,510.9	—
Government securities	2,875.9	—	2,875.9	—
Mortgage and other asset backed securities	494.1	—	494.1	—
Marketable equity securities	37.5	37.5	—	—
Derivative contracts	27.2	—	27.2	—
Plan assets for deferred compensation	40.1	—	40.1	—
Total	$5,895.2	$37.5	$5,857.7	$—
Liabilities:
Derivative contracts	$14.7	$—	$14.7	$—
Contingent consideration obligations	506.0	—	—	506.0
Total	$520.7	$—	$14.7	$506.0
There have been no material impairments of our assets measured and carried at fair value during the three and nine months ended September 30, 2016. In addition, there were no changes in valuation techniques or inputs utilized or transfers between fair value measurement levels during the three and nine months ended September 30, 2016. The fair values of Level 2 instruments classified as cash equivalents and marketable debt securities were determined through third party pricing services. For a description of our validation procedures related to prices provided by third party pricing services, refer to Note 1, Summary of Significant Accounting Policies: Fair Value Measurements to our consolidated financial statements included in our 2015 Form 10-K.
Debt Instruments
The fair and carrying values of our debt instruments, which are Level 2 liabilities, are summarized as follows:

	As of September 30, 2016		As of December 31, 2015
(In millions)	Fair Value	Carrying Value	Fair Value	Carrying Value
Notes payable to Fumedica	$6.5	$6.3	$9.4	$9.0
6.875% Senior Notes due March 1, 2018	591.9	560.2	602.6	565.3
2.900% Senior Notes due September 15, 2020	1,558.1	1,500.6	1,497.5	1,485.5
3.625% Senior Notes due September 15, 2022	1,070.8	993.0	1,014.2	992.2
4.050% Senior Notes due September 15, 2025	1,908.3	1,734.5	1,764.6	1,733.4
5.200% Senior Notes due September 15, 2045	2,070.5	1,721.4	1,757.6	1,721.1
Total	$7,206.1	$6,516.0	$6,645.9	$6,506.5
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

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

Contingent Consideration Obligations
The following table provides a roll forward of the fair values of our contingent consideration obligations which includes Level 3 measurements:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In millions)	2016	2015	2016	2015
Fair value, beginning of period	$515.7	$495.7	$506.0	$215.5
Additions	—	—	—	274.5
Changes in fair value	5.9	0.2	18.8	5.9
Payments	—	(14.5)	(3.2)	(14.5)
Fair value, end of period	$521.6	$481.4	$521.6	$481.4
As of September 30, 2016 and December 31, 2015, approximately $251.1 million and $301.3 million, respectively, of our contingent consideration obligations valued using Level 3 measurements were reflected as components of other long-term liabilities in our condensed consolidated balance sheets with the remaining balances reflected as a component of accrued expenses and other.
7.    Financial Instruments
The following table summarizes our financial assets with maturities of less than 90 days from the date of purchase included in cash and cash equivalents on the accompanying condensed consolidated balance sheet:

(In millions)	As of September 30, 2016	As of December 31, 2015
Commercial paper	$84.2	$21.9
Overnight reverse repurchase agreements	42.1	134.7
Money market funds	1,600.1	673.8
Short-term debt securities	10.0	79.1
Total	$1,736.4	$909.5
The carrying values of our commercial paper, including accrued interest, overnight reverse repurchase agreements, money market funds and our short-term debt securities approximate fair value due to their short-term maturities. Our overnight reverse repurchase agreements are collateralized with agency-guaranteed mortgage-backed securities and represent approximately 0.2% and 0.7% of total assets as of September 30, 2016 and December 31, 2015, respectively.
The following tables summarize our marketable debt and equity securities, classified as available-for-sale:

As of September 30, 2016 (In millions)	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost
Corporate debt securities
Current	$1,293.2	$0.2	$(0.3)	$1,293.3
Non-current	1,338.9	4.5	(0.7)	1,335.1
Government securities
Current	938.0	0.6	(0.1)	937.5
Non-current	1,100.2	1.6	(0.5)	1,099.1
Mortgage and other asset backed securities
Current	—	—	—	—
Non-current	657.8	1.3	(0.8)	657.3
Total marketable debt securities	$5,328.1	$8.2	$(2.4)	$5,322.3
Marketable equity securities, non-current	$29.0	$3.8	$(8.3)	$33.5

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

As of December 31, 2015 (In millions)	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost
Corporate debt securities
Current	$394.3	$—	$(0.5)	$394.8
Non-current	1,116.6	0.1	(4.1)	1,120.6
Government securities
Current	1,723.4	0.1	(1.1)	1,724.4
Non-current	1,152.5	—	(3.1)	1,155.6
Mortgage and other asset backed securities
Current	2.8	—	—	2.8
Non-current	491.3	0.1	(1.8)	493.0
Total marketable debt securities	$4,880.9	$0.3	$(10.6)	$4,891.2
Marketable equity securities, non-current	$37.5	$9.2	$—	$28.3
Summary of Contractual Maturities: Available-for-Sale Securities
The estimated fair value and amortized cost of our marketable debt securities available-for-sale by contractual maturity are summarized as follows:

	As of September 30, 2016		As of December 31, 2015
(In millions)	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost
Due in one year or less	$2,231.2	$2,230.8	$2,120.5	$2,122.0
Due after one year through five years	2,815.5	2,810.2	2,575.9	2,583.9
Due after five years	281.4	281.3	184.5	185.3
Total available-for-sale securities	$5,328.1	$5,322.3	$4,880.9	$4,891.2
The average maturity of our marketable debt securities available-for-sale as of September 30, 2016 and December 31, 2015 was approximately 14 months and 16 months, respectively.
Proceeds from Marketable Debt Securities
The proceeds from maturities and sales of marketable debt securities and resulting realized gains and losses are summarized as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In millions)	2016	2015	2016	2015
Proceeds from maturities and sales	$2,362.2	$2,387.9	$5,185.8	$3,363.4
Realized gains	$1.1	$0.7	$2.1	$1.3
Realized losses	$(1.1)	$(2.0)	$(2.7)	$(2.9)
Strategic Investments
As of September 30, 2016 and December 31, 2015, our strategic investment portfolio was comprised of investments totaling $94.8 million and $96.0 million, respectively, which are included in investments and other assets in our condensed consolidated balance sheets. Our strategic investment portfolio includes investments in equity securities of certain biotechnology companies and investments in venture capital funds where the underlying investments are in equity securities of biotechnology companies.

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
Foreign currency forward contracts in effect as of September 30, 2016 and December 31, 2015 had durations of 1 to 15 months and 1 to 18 months, respectively. These contracts have been designated as cash flow hedges, and accordingly, to the extent effective, any unrealized gains or losses on these foreign currency forward contracts are reported in accumulated other comprehensive income (loss) (referred to as AOCI in the tables below). Realized gains and losses for the effective portion of such contracts are recognized in revenue when the sale of product in the currency being hedged is recognized and, beginning in the fourth quarter 2015, in operating expenses when the expense in the currency being hedged is recorded. To the extent ineffective, hedge transaction gains and losses are reported in other income (expense), net.
The notional value of foreign currency forward contracts that were entered into to hedge forecasted revenues and operating expenses is summarized as follows:

	Notional Amount
Foreign Currency: (In millions)	As of September 30, 2016	As of December 31, 2015
Euro	$980.6	$945.5
Swiss francs	23.9	80.8
Canadian dollar	20.3	76.7
Total foreign currency forward contracts	$1,024.8	$1,103.0
The portion of the fair value of these foreign currency forward contracts that was included in accumulated other comprehensive income (loss) in total equity reflected net losses of $15.0 million and net gains of $1.8 million as of September 30, 2016 and December 31, 2015, respectively. We expect all contracts outstanding as of September 30, 2016 to be settled over the next 15 months and any amounts in accumulated other comprehensive income (loss) to be reported as an adjustment to revenue or operating expense. We consider the impact of our and our counterparties’ credit risk on the fair value of the contracts as well as the ability of each party to execute its contractual obligations. As of September 30, 2016 and December 31, 2015, credit risk did not change the fair value of our foreign currency forward contracts.
The following tables summarize the effect of foreign currency forward contracts designated as hedging instruments on our condensed consolidated statements of income:

For the Three Months Ended September 30,
Net Gains/(Losses) Reclassified from AOCI into Operating Income (Effective Portion)			Net Gains/(Losses) Recognized into Net Income (Ineffective Portion)
Location	2016	2015	Location	2016	2015
Revenue	$(5.2)	$43.9	Other income (expense)	$(0.6)	$2.0
Operating expenses	$(0.2)	$—	Other income (expense)	$—	$—

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

For the Nine Months Ended September 30,
Net Gains/(Losses) Reclassified from AOCI into Operating Income (Effective Portion)			Net Gains/(Losses) Recognized into Net Income (Ineffective Portion)
Location	2016	2015	Location	2016	2015
Revenue	$(0.7)	$119.3	Other income (expense)	$3.4	$5.4
Operating expenses	$(0.4)	$—	Other income (expense)	$(0.3)	$—
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
The aggregate notional amount of these outstanding foreign currency contracts was $668.6 million and $721.0 million as of September 30, 2016 and December 31, 2015, respectively. Net losses of $0.4 million and $16.6 million related to these contracts were recognized as a component of other income (expense), net, for three and nine months ended September 30, 2016, respectively, as compared to net losses of $8.1 million and $4.2 million, respectively, in the prior year comparative periods.

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
The following table summarizes the fair value and presentation in our condensed consolidated balance sheets of our outstanding derivatives including those designated as hedging instruments:

		Fair Value
(In millions)	Balance Sheet Location	As of September 30, 2016
Hedging Instruments:
Asset derivatives	Other current assets	$2.9
	Investments and other assets	$12.1
Liability derivatives	Accrued expenses and other	$11.4
	Other long-term liabilities	$—
Other Derivatives:
Asset derivatives	Other current assets	$5.3
Liability derivatives	Accrued expenses and other	$2.6

		Fair Value
(In millions)	Balance Sheet Location	As of December 31, 2015
Hedging Instruments:
Asset derivatives	Other current assets	$16.6
	Investments and other assets	$0.3
Liability derivatives	Accrued expenses and other	$10.2
	Other long-term liabilities	$2.5
Other Derivatives:
Asset derivatives	Other current assets	$10.3
Liability derivatives	Accrued expenses and other	$2.0
9.    Property, Plant and Equipment
Property, plant and equipment are recorded at historical cost, net of accumulated depreciation. Accumulated depreciation on property, plant and equipment was $1,528.4 million and $1,330.1 million as of September 30, 2016 and December 31, 2015, respectively.
Solothurn, Switzerland Facility
On December 1, 2015, we purchased land in Solothurn, Switzerland for 64.4 million Swiss Francs (approximately $62.5 million). We are building a biologics manufacturing facility on this land in the Commune of Luterbach over the next several years. As of September 30, 2016 and December 31, 2015, we had approximately $350.8 million and $99.0 million, respectively, capitalized as construction in progress related to the construction of this facility.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

10.    Equity
Total equity as of September 30, 2016 increased $2,739.9 million compared to December 31, 2015. This increase was primarily driven by net income attributable to Biogen Inc. of $3,053.6 million, partially offset by share repurchases of $348.9 million, as described below.
Share Repurchases
In July 2016, our Board of Directors authorized a program to repurchase up to $5.0 billion of our common stock (2016 Share Repurchase Program). This authorization does not have an expiration date. Repurchased shares will be retired. The 2016 Share Repurchase Program is in addition to the approximately 1.3 million shares remaining under our February 2011 Share Repurchase Program (2011 Share Repurchase Program), which has been used principally to offset common stock issuances under our share-based compensation plans. During the three and nine months ended September 30, 2016, we repurchased and retired 1.1 million shares of common stock at a cost of $348.9 million under our 2016 Share Repurchase Program. During the nine months ended September 30, 2016 and 2015, we did not repurchase any shares of common stock under our 2011 Share Repurchase Program.
In May 2015, our Board of Directors authorized a program to repurchase up to $5.0 billion of our common stock (2015 Share Repurchase Program), which was completed as of December 31, 2015. During the three and nine months ended September 30, 2015, we repurchased and retired 9.7 million shares of common stock at a cost of $2,998.2 million under our 2015 Share Repurchase Program.
Noncontrolling Interests
The following table reconciles equity (deficit) attributable to noncontrolling interests (NCI):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In millions)	2016	2015	2016	2015
NCI, beginning of period	$(0.1)	$0.4	$2.1	$5.0
Net income (loss) attributable to NCI, net of tax	(2.7)	53.9	(5.8)	49.1
Fair value of net assets and liabilities acquired and assigned to NCI	—	0.2	0.9	0.1
Distribution to NCI	—	(60.0)	—	(60.0)
Translation adjustment and other	0.1	(0.3)	0.1	—
NCI, end of period	$(2.7)	$(5.8)	$(2.7)	$(5.8)
For the three and nine months ended September 30, 2015, net income (loss) attributable to NCI, net of tax, was related to a $60.0 million milestone payment made to Neurimmune SubOne AG. For additional information, please read Note 16, Investments in Variable Interest Entities to these condensed consolidated financial statements.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

11.    Accumulated Other Comprehensive Income (Loss)
The following table summarizes the changes in accumulated other comprehensive income (loss), net of tax by component:

(In millions)	Unrealized Gains (Losses) on Securities Available for Sale	Unrealized Gains (Losses) on Cash Flow Hedges	Unfunded Status of Postretirement Benefit Plans	Translation Adjustments	Total
Balance, as of December 31, 2015	$(0.8)	$10.2	$(37.8)	$(195.6)	$(224.0)
Other comprehensive income (loss) before reclassifications	1.2	(17.9)	1.3	(62.8)	(78.2)
Amounts reclassified from accumulated other comprehensive income (loss)	0.4	0.9	—	—	1.3
Net current period other comprehensive income (loss)	1.6	(17.0)	1.3	(62.8)	(76.9)
Balance, as of September 30, 2016	$0.8	$(6.8)	$(36.5)	$(258.4)	$(300.9)

(In millions)	Unrealized Gains (Losses) on Securities Available for Sale	Unrealized Gains (Losses) on Cash Flow Hedges	Unfunded Status of Postretirement Benefit Plans	Translation Adjustments	Total
Balance, as of December 31, 2014	$(0.4)	$71.7	$(31.6)	$(99.2)	$(59.5)
Other comprehensive income (loss) before reclassifications	(2.2)	78.6	4.6	(61.3)	19.7
Amounts reclassified from accumulated other comprehensive income (loss)	1.0	(118.7)	—	—	(117.7)
Net current period other comprehensive income (loss)	(1.2)	(40.1)	4.6	(61.3)	(97.9)
Balance, as of September 30, 2015	$(1.6)	$31.6	$(27.0)	$(160.5)	$(157.4)
The following table summarizes the amounts reclassified from accumulated other comprehensive income:

(In millions)	Income Statement Location	Amounts Reclassified from Accumulated Other Comprehensive Income
		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
		2016	2015	2016	2015
Gains (losses) on securities available for sale	Other income (expense)	$—	$(1.3)	$(0.6)	$(1.6)
	Income tax benefit (expense)	—	0.5	0.2	0.6

Gains (losses) on cash flow hedges	Revenues	(5.2)	43.9	(0.7)	119.3
	Operating expenses	(0.2)	—	(0.4)	—
	Other income (expense)	0.1	—	0.2	—
	Income tax benefit (expense)	—	(0.2)	—	(0.6)

Total reclassifications, net of tax		$(5.3)	$42.9	$(1.3)	$117.7

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

12.    Earnings per Share
Basic and diluted earnings per share are calculated as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In millions)	2016	2015	2016	2015
Numerator:
Net income attributable to Biogen Inc.	$1,032.9	$965.6	$3,053.6	$2,715.4
Denominator:
Weighted average number of common shares outstanding	218.9	232.2	219.0	234.1
Effect of dilutive securities:
Stock options and employee stock purchase plan	0.1	0.1	0.1	0.1
Time-vested restricted stock units	0.2	0.2	0.2	0.3
Market stock units	0.2	0.1	0.1	0.2
Dilutive potential common shares	0.5	0.4	0.4	0.6
Shares used in calculating diluted earnings per share	219.4	232.6	219.4	234.7
Amounts excluded from the calculation of net income per diluted share because their effects were anti-dilutive were insignificant.
13.     Share-based Payments
Share-based Compensation Expense
The following table summarizes share-based compensation expense included in our condensed consolidated statements of income:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In millions)	2016	2015	2016	2015
Research and development	$22.7	$10.8	$65.6	$68.3
Selling, general and administrative	31.2	17.5	94.6	99.3
Restructuring charges	—	—	(1.8)	—
Subtotal	53.9	28.3	158.4	167.6
Capitalized share-based compensation costs	(3.2)	(2.8)	(10.7)	(8.4)
Share-based compensation expense included in total cost and expenses	50.7	25.5	147.7	159.2
Income tax effect	(14.6)	(6.4)	(42.5)	(46.0)
Share-based compensation expense included in net income attributable to Biogen Inc.	$36.1	$19.1	$105.2	$113.2

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

The following table summarizes share-based compensation expense associated with each of our share-based compensation programs:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In millions)	2016	2015	2016	2015
Market stock units	$5.7	$7.3	$27.0	$33.4
Time-vested restricted stock units	28.5	30.4	92.5	94.1
Cash settled performance units	7.9	(9.5)	12.7	17.5
Performance units	9.1	(2.8)	17.3	11.6
Employee stock purchase plan	2.7	2.9	8.9	11.0
Subtotal	53.9	28.3	158.4	167.6
Capitalized share-based compensation costs	(3.2)	(2.8)	(10.7)	(8.4)
Share-based compensation expense included in total cost and expenses	$50.7	$25.5	$147.7	$159.2
We estimate the fair value of our obligations associated with our performance units and cash settled performance units at the end of each reporting period through expected settlement. Cumulative adjustments to these obligations are recorded each quarter to reflect changes in the stock price and estimated outcome of the performance-related conditions.
Grants Under Share-based Compensation Plans
The following table summarizes our equity grants to employees, officers and directors under our current stock plans:

	For the Nine Months Ended September 30,
	2016	2015
Market stock units	166,000	181,000
Cash settled performance shares	86,000	115,000
Performance units	67,000	89,000
Time-vested restricted stock units	603,000	393,000
Employee Stock Purchase Plan (ESPP)
In June 2015, our stockholders approved the Biogen Inc. 2015 ESPP (2015 ESPP). The 2015 ESPP, which became effective on July 1, 2015, replaced the Biogen Idec Inc. 1995 ESPP (1995 ESPP), which expired on June 30, 2015. The maximum aggregate number of shares of our common stock that may be purchased under the 2015 ESPP is 6,200,000.
For the nine months ended September 30, 2016, approximately 156,000 shares were issued under our 2015 ESPP, compared to approximately 98,000  and 43,000 shares issued under our 1995 ESPP and 2015 ESPP, respectively, in the prior year comparative period.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

14.    Income Taxes
A reconciliation between the U.S. federal statutory tax rate and our effective tax rate is summarized as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Statutory rate	35.0%	35.0%	35.0%	35.0%
State taxes	1.1	1.2	1.0	0.5
Taxes on foreign earnings	(10.1)	(10.7)	(9.4)	(10.1)
Credits and net operating loss utilization	(1.4)	(1.1)	(1.3)	(0.9)
Purchased intangible assets	1.2	1.5	1.1	1.2
Manufacturing deduction	(1.8)	(2.1)	(1.7)	(2.0)
Other permanent items	0.2	0.5	0.5	0.6
Other	0.5	—	0.4	0.3
Effective tax rate	24.7%	24.3%	25.6%	24.6%
For the three months ended September 30, 2016, compared to the same period in 2015, our effective tax rate was relatively consistent.
For the nine months ended September 30, 2016, compared to the same period in 2015, our effective tax rate increased primarily due to a net state tax benefit in 2015 resulting from the remeasurement of one of our uncertain tax positions, described below, and a higher relative percentage of our earnings being attributed to the U.S., a higher tax jurisdiction.
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
In March 2015, we received a final assessment from the Danish Tax Authority (SKAT) for 2009 regarding withholding taxes and the treatment of certain intercompany transactions involving a Danish affiliate and another of our affiliates. In April 2016, we received final assessments from the SKAT for 2011 and 2013 regarding withholding taxes for similar intercompany transactions. The total amount assessed for 2009, 2011 and 2013 is estimated to be $68.7 million, including interest. For the assessments related to 2011 and 2013, we have made payments to SKAT totaling $13.0 million. We continue to dispute the assessments for all of these periods and believe that the positions we have taken in our historical filings are valid.
In October 2011, in conjunction with an examination by the Internal Revenue Service (IRS), the IRS proposed a disallowance of approximately $130.0 million in deductions for tax years 2007, 2008 and 2009 related to payments for services provided by our wholly owned Danish subsidiary located in Hillerød, Denmark. We initiated a mutual agreement procedure between the IRS and SKAT for the years 2001 through 2009, to reach agreement on the issue. Over the past year, we have reached agreement with the IRS and SKAT regarding the tax treatment of these items for the years up to and including 2009. We have recorded the results of these agreements, which were not significant to our results. In addition, we applied for a bilateral advance pricing agreement for the years 2010 through 2014 to resolve similar issues for those years. In June 2016, we withdrew from the bilateral advance pricing agreement process. We believe that the positions we have taken in our historical filings are valid and supportable. Potential changes in these positions are not expected to have a significant impact on our financial position or results of operations.
During the nine months ended September 30, 2015, the net effect of adjustments to our uncertain tax positions was a net benefit of approximately $24.0 million primarily related to the state impact of a federal uncertain tax item.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

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
15.    Other Consolidated Financial Statement Detail
Other Income (Expense), Net
Components of other income (expense), net, are summarized as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In millions)	2016	2015	2016	2015
Interest income	$16.4	$5.4	$43.0	$13.0
Interest expense	(66.0)	(15.6)	(195.2)	(28.1)
Gain (loss) on investments, net	0.8	1.1	(0.3)	(0.3)
Foreign exchange gains (losses), net	(4.9)	(4.3)	(2.6)	(18.8)
Other, net	(4.4)	(2.0)	(14.3)	(7.1)
Total other income (expense), net	$(58.1)	$(15.4)	$(169.4)	$(41.3)
Other Current Assets
Other current assets includes prepaid taxes totaling approximately $725.3 million and $550.6 million as of September 30, 2016 and December 31, 2015, respectively.
Accrued Expenses and Other
Accrued expenses and other consists of the following:

(In millions)	As of September 30, 2016	As of December 31, 2015
Current portion of contingent consideration obligations and milestones	$570.5	$504.7
Revenue-related reserves for discounts and allowances	383.0	518.1
Employee compensation and benefits	282.7	270.8
Royalties and licensing fees	209.0	167.9
Other	566.8	635.3
Total accrued expenses and other	$2,012.0	$2,096.8
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
In June 2014, AIFA approved a resolution affirming that there is no reimbursement limit from and after February 2013. As a result, we recognized $53.5 million of TYSABRI revenues related to the periods beginning February 2013 that were previously deferred. AIFA and Biogen Italia SRL are still discussing a possible resolution for the period from February 2009 through January 2013. We have approximately EUR75 million recorded as accrued expenses and deferred revenue included in our long-term liabilities in our condensed consolidated balance sheet for this matter as of September 30, 2016 and December 31, 2015.

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
We are required to reimburse Neurimmune for amounts that are incurred by Neurimmune for research and development expenses in support of the collaboration. Amounts reimbursed are reflected in research and development expense in our condensed consolidated statements of income. For the three and nine months ended September 30, 2016 and 2015, these amounts were immaterial. Future milestone payments and royalties, if any, will be reflected in our condensed consolidated statements of income as a charge to noncontrolling interest, net of tax, when such milestones are achieved.
The assets and liabilities of Neurimmune are not significant to our financial position or results of operations as it is a research and development organization. We have provided no financing to Neurimmune other than previously contractually required amounts.
Other Variable Interest Entities
We also consolidate the financial results of our other variable interest entities where we are the primary beneficiary. We may pay these variable interest entities up to approximately $8.0 million in remaining milestone payments. We have provided no financing to these entities other than amounts provided for in the applicable contract.
Unconsolidated Variable Interest Entities
We have relationships with other variable interest entities that we do not consolidate as we lack the power to direct the activities that significantly impact the economic success of these entities. These relationships include investments in certain biotechnology companies and research collaboration agreements. As of September 30, 2016 and December 31, 2015, the total carrying value of our investments in biotechnology companies totaled $39.2 million and $29.2 million, respectively. Our maximum exposure to loss related to these variable interest entities is limited to the carrying value of our investments.
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
Swedish Orphan Biovitrum AB
In January 2007, we acquired 100% of the stock of Syntonix. Syntonix, now known as Bioverativ Therapeutics Inc. (formerly Biogen Hemophilia Inc.), had previously entered into a collaboration agreement with Swedish Orphan Biovitrum AB (publ) (Sobi) to jointly develop and commercialize Factor VIII and Factor IX hemophilia products, including ELOCTATE and ALPROLIX. Under an amended and restated collaboration agreement, we have commercial rights for North America (the Biogen North America Territory) and for rest of the world markets outside of the Sobi Territory, as defined below (the Biogen Direct Territory). Following its exercise of an option right, Sobi has assumed commercialization rights for ELOCTA, the trade name for ELOCTATE, and ALPROLIX, in substantially all of Europe, Northern Africa, Russia and certain countries in the Middle East (the Sobi Territory). For additional information on our collaboration agreement with Sobi, please read Note 19, Collaborative and Other Relationships to our consolidated financial statements included in our 2015 Form 10-K.
Sobi had its first commercial sale of ELOCTA in January 2016. In March 2016, the EC approved the transfer of the marketing authorization for ELOCTA in the E.U. from Biogen to Sobi, making Sobi the marketing authorization holder of ELOCTA in the E.U. As the marketing authorization holder, Sobi assumes full legal responsibility for ELOCTA, from a regulatory perspective, during its entire life cycle in the E.U. As of September 30, 2016, approximately $151.0 million in expenditures for ELOCTA, net of the $10.0 million escrow payment and other royalty adjustments as described in the table and its footnote (3) below, are reimbursable to us by Sobi under our collaboration agreement due to Sobi's election to assume final development and commercialization of ELOCTA in the Sobi Territory, which is the Opt-In Consideration for ELOCTA. This reimbursement will be recognized by us as royalty revenue in proportion to collaboration revenues, over a ten year period, consistent with the initial patent term of the product.
ALPROLIX was approved in the E.U. by the EC in May 2016 and Sobi had its first commercial sale in June 2016. In September 2016, the EC approved the transfer of the marketing authorization for ALPROLIX in the E.U. from Biogen to Sobi, making Sobi the marketing authorization holder of ALPROLIX in the E.U. As the marketing authorization holder, Sobi assumes full legal responsibility for ALPROLIX, from a regulatory perspective, during its entire life cycle in the E.U. As of September 30, 2016, approximately $129.0 million in expenditures for ALPROLIX, net of the $10.0 million escrow payment and other royalty adjustments as described in the table and its footnote (3) below, are reimbursable to us by Sobi under our collaboration agreement due to Sobi's election to assume final development and commercialization of ALPROLIX in the Sobi Territory, which is the Opt-In Consideration for ALPROLIX. This reimbursement will be recognized by us as royalty revenue in proportion to collaboration revenues, over a ten year period, consistent with the initial patent term of the product.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

The Opt-In Consideration for each product will be paid by Sobi using a cross-royalty cash payment structure for sales in each company's respective territories as an adjustment to the Base Rate in the table below. Under the collaboration agreement, cash payments are as follows:

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

(3)
A credit will be issued to Sobi against its reimbursement of the Opt-in Consideration for each product in an amount equal to the difference in the rate paid by Biogen to Sobi on sales in the Biogen territories for certain periods prior to the first commercial sale in the Sobi Territory versus the rate that otherwise would have been payable on such sales.

We are recording revenue at the effective royalty rate expected over the term of the agreement of approximately 14% and recording cost of sales at the effective royalty rate expected over the term of the agreement of approximately 11%.
If the reimbursement of the Opt-in Consideration has not been achieved within six years of the first commercial sale of such product, we maintain the right to require Sobi to pay any remaining balances due to us within 90 days of the six year anniversary date of the first commercial sale.
Following the anticipated spin-off of our hemophilia business, we expect our collaboration agreement with Sobi to continue with Bioverativ, an independent, publicly traded company. For additional information about the proposed spin off, please see Note 1, Summary of Significant Accounting Policies.
AbbVie
We have a collaboration agreement with AbbVie aimed at advancing the development and commercialization of ZINBRYTA in MS.
During the nine months ended September 30, 2016, we made milestone payments to AbbVie of $32.0 million related to the regulatory approval of ZINBRYTA, of which $20.0 million was due for regulatory approval in the U.S. and $12.0 million for approval in the E.U. These payments were recorded as intangible assets in our condensed consolidated balance sheets.
Under the agreement, we and AbbVie conduct ZINBRYTA co-promotion activities in the U.S., E.U. and Canadian territories (Collaboration Territory), where development and commercialization costs and profits are shared equally. We are responsible for manufacturing and research and development activities in both the Collaboration Territory and outside the Collaboration Territory and will record these activities within their respective lines in our condensed consolidated statements of income, net of any reimbursement of research and development expenditures received from AbbVie.
In the U.S., AbbVie recognizes revenues on sales to third parties and we recognize our 50% share of the co-promotion profits or losses as a component of total revenues in our condensed consolidated statements of income. The collaboration began selling ZINBRYTA in the U.S. in the third quarter of 2016. For the three and nine months ended September 30, 2016, we recognized a net reduction in revenue of $13.5 million to reflect our share of an overall net loss within the collaboration.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

In the E.U. and Canada, we recognize revenues on sales to third parties in product revenues, net in our condensed consolidated statements of income. We also record the related cost of revenues and sales and marketing expenses to their respective line items in our condensed consolidated statements of income as these costs are incurred. We reimburse AbbVie for their 50% share of the co-promotion profits or losses in the E.U. and Canada. This reimbursement is recognized in collaboration profit (loss) sharing in our condensed consolidated statements of income. We began to recognize product revenues on sales of ZINBRYTA in the E.U. in the third quarter of 2016. For the three and nine months ended September 30, 2016, we recognized income of $2.7 million to reflect AbbVie's 50% sharing of net collaboration losses in the E.U. and Canada.
Outside of the Collaboration Territory, we are solely responsible for development and commercialization of ZINBRYTA and we will pay a tiered royalty to AbbVie as a percentage of net sales in the low to high teens.
Ionis Pharmaceuticals, Inc.
Nusinersen
In January 2012, we entered into an exclusive, worldwide option and collaboration agreement with Ionis Pharmaceuticals, Inc. (Ionis) under which both companies will develop and commercialize the antisense investigational candidate nusinersen for the treatment of spinal muscular atrophy (SMA). Under the terms of this agreement, we paid Ionis $29.0 million as an upfront payment. During 2014, we amended the agreement to adjust the amount of potential additional payments and terms of the exercise of our opt-in right to license nusinersen, which included providing for additional opt-in scenarios, based on the filing or acceptance of a new drug application (NDA) or marketing authorization application with the FDA or European Medicines Agency (EMA). Consistent with the initial agreement, Ionis remained responsible for conducting the pivotal/Phase 3 trials and we provided input on the clinical trial design and regulatory strategy for the development of nusinersen.
In August 2016, we and Ionis announced that nusinersen met the primary endpoint for the interim analysis of the Phase 3 trial evaluating nusinersen in infantile-onset SMA. As a result, during the three months ended September 30, 2016, we exercised our option to develop and commercialize nusinersen and paid Ionis a $75.0 million license fee in connection with the option exercised. This fee was recognized as research and development expense in our condensed consolidated statements of income during the three months ended September 30, 2016.
During the three and nine months ended September 30, 2016, we recognized research and development expenses of $25.7 million and $58.9 million, respectively, for clinical trial payments related to the advancement of the program, as compared to $10.6 million and $23.9 million, respectively, in the prior year comparative periods. We may pay Ionis up to approximately $150.0 million in additional milestone payments upon the achievement of certain regulatory milestones as well as a royalty rate in the mid-teens on future sales of nusinersen.
Samsung Bioepis
Joint Venture Agreement
In February 2012, we entered into a joint venture agreement with Samsung BioLogics Co. Ltd. (Samsung Biologics), establishing an entity, Samsung Bioepis, to develop, manufacture and market biosimilar pharmaceuticals. Samsung Biologics contributed 280.5 billion South Korean won (approximately $250.0 million) for an 85% stake in Samsung Bioepis and we contributed approximately 49.5 billion South Korean won (approximately $45.0 million) for the remaining 15% ownership interest. Under the joint venture agreement, we have no obligation to provide any additional funding and our ownership interest may be diluted due to financings in which we do not participate. As of September 30, 2016, our ownership interest is approximately 9%, which reflects the effect of additional equity financings in which we did not participate. We maintain an option to purchase additional stock in Samsung Bioepis that would allow us to increase our ownership percentage up to 49.9%. The exercise of this option is within our control and is based on paying for 49.9% of the total investment made by Samsung Biologics into Samsung Bioepis in excess of what we have already contributed under the agreement plus a rate that will represent their return on capital.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

Based on our level of influence over Samsung Bioepis, we account for this investment under the equity method of accounting and we recognize our share of the results of operations related to our investment in Samsung Bioepis one quarter in arrears when the results of the entity become available, which is reflected as equity in loss of investee, net of tax in our condensed consolidated statements of income. During the three and nine months ended September 30, 2015, we recognized a loss on our investment of $6.8 million and $12.5 million, respectively. During 2015, as our share of losses exceeded the carrying value of our investment, we suspended recognizing additional losses and will continue to do so unless we commit to providing additional funding.
Commercial Agreement
In December 2013, pursuant to our rights under the joint venture agreement with Samsung Biologics, we entered into an agreement with Samsung Bioepis to commercialize, over a 10-year term, three anti-TNF biosimilar product candidates in Europe and in the case of one anti-TNF biosimilar, Japan. Under the terms of this agreement, we have made total upfront and clinical development milestone payments of $46.0 million, all of which have been recorded as a research and development expense in our condensed consolidated statements of income as the programs they relate to had not achieved regulatory approval. We also agreed to make an additional milestone payments of $25.0 million upon regulatory approval in the E.U. for each of the three anti-TNF biosimilar product candidates. During the nine months ended September 30, 2016, we paid $50.0 million in milestone payments, which have been capitalized in intangible assets, net in our condensed consolidated balance sheet as BENEPALI received regulatory approval in the E.U. in January 2016 and FLIXABI received regulatory approval in the E.U. in May 2016. In July 2016, the EMA accepted Samsung Bioepis' marketing authorisation application (MAA) for SB5, an adalimumab biosimilar candidate referencing HUMIRA.
We began to recognize revenue on sales of BENEPALI in the E.U. in the first quarter of 2016 and FLIXABI in the E.U. in the third quarter of 2016. We reflect revenues on sales of BENEPALI and FLIXABI to third parties in product revenues, net in our condensed consolidated statements of income and record the related cost of revenues and sales and marketing expenses in our condensed consolidated statements of income to their respective line items when these costs are incurred. We share 50% of the profit or loss related to our commercial agreement with Samsung Bioepis. This profit share with Samsung Bioepis is recognized in collaboration profit (loss) sharing in our condensed consolidated statements of income. For the three and nine months ended September 30, 2016, we recognized a net expense of $7.4 million and $1.8 million, respectively, related to the collaboration profit share.
Other Services
Simultaneous with the formation of Samsung Bioepis, we also entered into a license agreement, a technical development services agreement and a manufacturing agreement with Samsung Bioepis. For the three and nine months ended September 30, 2016, we recognized $0.4 million and $17.3 million, respectively, in relation to these services as other revenues in our condensed consolidated statements of income, as compared to $10.9 million and $47.0 million, respectively, in the prior year comparative periods.
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

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

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
ALPROLIX Patent Licensing Matter
Biogen has received communications from Pfizer Inc. (Pfizer) regarding its proposal that we take a license to Pfizer's U.S. Patent No. 8,603,777 (Expression of Factor VII and IX Activities in Mammalian Cells) and pay royalties on past and future sales of ALPROLIX. There is no pending litigation regarding this matter and an estimate of the possible loss or range of loss cannot be made at this time.
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
Qui Tam Litigation
On July 6, 2015, a qui tam action filed on behalf of the United States and certain states was unsealed by the U.S. District Court for the District of Massachusetts. The action alleges sales and promotional activities in violation of the federal False Claims Act and state law counterparts, and seeks single and treble damages, civil penalties, interest, attorneys’ fees and costs. Our motion to dismiss is pending. The United States has not made an intervention decision. An estimate of the possible loss or range of loss cannot be made at this time.
Securities Litigation
We and certain current and former officers are defendants in In re Biogen Inc. Securities Litigation, filed by a shareholder on August 18, 2015 in the U.S. District Court for the District of Massachusetts. The amended complaint alleges violations of federal securities laws under 15 U.S.C. §78j(b) and §78t(a) and 17 C.F.R. §240.10b-5. The lead plaintiff sought a declaration of the action as a class action, certification as a representative of the class and its counsel as class counsel, and an award of damages, interest and attorneys' fees. On July 1, 2016 the U.S. District Court dismissed the case and in September 2016 denied the plaintiff's motion to vacate the order of dismissal. The plaintiff has filed a notice of appeal. An estimate of the possible loss or range of loss cannot be made at this time.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

We and certain current and former officers are also defendants in an action filed by another shareholder on October 20, 2016 in the U.S. District Court for the District of Massachusetts, designated as related to the matter described above and assigned to the same judge. The complaint alleges violations of federal securities laws under 15 U.S.C §78j(b) and §78t(a) and 17 C.F.R. §240.10b-5 and seeks a declaration of the action as a class action and an award of damages, interest and attorneys' fees. An estimate of the possible loss or range of loss cannot be made at this time.
Other Matters
Interference Proceeding with Forward Pharma
In April 2015, the U.S. Patent and Trademark Office (USPTO) declared an interference between Forward Pharma’s pending U.S. Patent Application No. 11/576,871 and our U.S. Patent No. 8,399,514 (the '514 patent). The '514 patent includes claims covering the treatment of multiple sclerosis with 480 mg of dimethyl fumarate as provided for in our TECFIDERA label. A hearing has been scheduled for November 2016.
Inter Partes Review Petitions and Proceeding
On March 22, 2016, the USPTO instituted inter partes review of the '514 patent on the petition of the Coalition for Affordable Drugs V LLC, an entity associated with a hedge fund. A hearing has been scheduled for November 2016.
On April 18, 2016, Swiss Pharma International AG filed petitions in the USPTO for inter partes review of U.S. Patent Nos. 8,349,321 and, 8,900,577, relating to specific formulations of natalizumab (TYSABRI), and U.S. Patent No. 8,815,236, relating to methods for treating MS and Crohn’s disease using specific formulations of natalizumab (TYSABRI). In October 2016, the USPTO declined to institute proceedings under all three petitions.
European Patent Office Oppositions
In June 2016, the European Patent Office issued a written decision confirming its earlier revocation of our European patent number 2 137 537 (the '537 patent), which we have appealed. The '537 patent includes claims covering the treatment of MS with 480 mg of dimethyl fumarate as provided for in our TECFIDERA label.
Patent Revocation Matter
In December 2015, Swiss Pharma International AG brought an action in the Patents Court of the United Kingdom to revoke the UK counterpart of our European Patent Number 1 485 127 (“Administration of agents to treat inflammation”) (the '127 patent), which was issued in June 2011 and concerns administration of natalizumab (TYSABRI) to treat MS. The patent expires in February 2023. Subsequently, the same entity brought actions in the District Court of The Hague (on January 11, 2016) and the German Patents Court (on March 3, 2016) to invalidate the Dutch and German counterparts of the '127 patent. In September 2016 we resolved the UK action by agreeing to revocation of the UK patent. A hearing has been scheduled in the Dutch action for early 2017 and the German action for early 2018.
'755 Patent Litigation
On May 28, 2010, Biogen MA Inc. (formerly Biogen Idec MA Inc.) filed a complaint in the U.S. District Court for the District of New Jersey alleging infringement by Bayer Healthcare Pharmaceuticals Inc. (Bayer) (manufacturer, marketer and seller of BETASERON and manufacturer of EXTAVIA), EMD Serono, Inc. (EMD Serono) (manufacturer, marketer and seller of REBIF), Pfizer Inc. (co-marketer of REBIF) and Novartis Pharmaceuticals Corp. (Novartis) (marketer and seller of EXTAVIA) of our U.S. Patent No. 7,588,755 ('755 Patent), which claims the use of interferon beta for immunomodulation or treating a viral condition, viral disease, cancers or tumors. The complaint seeks monetary damages, including lost profits and royalties. Bayer had previously filed a complaint against us in the same court, on May 27, 2010, seeking a declaratory judgment that it does not infringe the '755 Patent and that the patent is invalid, and seeking monetary relief in the form of attorneys' fees, costs and expenses. The court has consolidated the two lawsuits, and we refer to the two actions as the “Consolidated '755 Patent Actions.”
Bayer, Pfizer, Novartis and EMD Serono have all filed counterclaims in the Consolidated '755 Patent Actions seeking declaratory judgments of patent invalidity and non-infringement, and seeking monetary relief in the form of costs and attorneys' fees, and EMD Serono and Bayer have each filed a counterclaim seeking a declaratory

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

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
On March 4, 2016, we received a subpoena from the federal government for documents relating to our relationship with non-profit organizations that provide assistance to patients taking drugs sold by Biogen. We are cooperating with the government.
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
During the nine months ended September 30, 2016, we paid $900.0 million in contingent payments as we reached the $7.0 billion, $8.0 billion and $9.0 billion cumulative sales levels related to the Fumapharm Products in the fourth quarter of 2015, first quarter of 2016 and second quarter of 2016, respectively, and accrued $300.0 million upon reaching $10.0 billion in total cumulative sales of Fumapharm Products in the third quarter of 2016.
We will owe an additional $300.0 million contingent payment for every additional $1.0 billion in cumulative sales level of Fumapharm Products reached if the prior 12 months sales of the Fumapharm Products exceed $3.0 billion, until such time as the cumulative sales level reaches $20.0 billion, at which time no further contingent payments will be due. If the prior 12 months sales of Fumapharm Products are less than $3.0 billion, contingent payments remain payable on a decreasing tiered basis. These payments will be accounted for as an increase to goodwill as incurred, in accordance with the accounting standard applicable to business combinations when we acquired Fumapharm. Any portion of the payment which is tax deductible will be recorded as a reduction to goodwill. Payments are due within 60 days following the end of the quarter in which the applicable cumulative sales level has been reached.
Solothurn, Switzerland Facility
On December 1, 2015, we purchased land in Solothurn, Switzerland where we are building a biologics manufacturing facility over the next several years. As of September 30, 2016, we had contractual commitments of approximately $100.0 million for the construction of this facility.

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
Our marketed products include TECFIDERA, AVONEX, PLEGRIDY, TYSABRI, ZINBRYTA and FAMPYRA for multiple sclerosis (MS), ELOCTATE for hemophilia A and ALPROLIX for hemophilia B and FUMADERM for the treatment of severe plaque psoriasis. We also have a collaboration agreement with Genentech, Inc. (Genentech), a wholly-owned member of the Roche Group, which entitles us to certain business and financial rights with respect to RITUXAN for the treatment of non-Hodgkin's lymphoma, chronic lymphocytic leukemia (CLL) and other conditions, GAZYVA indicated for the treatment of CLL and follicular lymphoma.
In May 2016, we announced our intention to spin off our hemophilia business as an independent, publicly traded company. The company, named Bioverativ Inc. (Bioverativ), will focus on the discovery, development and commercialization of therapies for the treatment of hemophilia and other blood disorders, including our existing marketed products ELOCTATE and ALPROLIX. The transaction is expected to be completed in early 2017, subject to the satisfaction of certain conditions, including, among others, final approval of our Board of Directors, receipt of a favorable opinion with respect to the tax-free nature of the transaction and the effectiveness of a Form 10 registration statement filed with the Securities and Exchange Commission. The results of Bioverativ will be included in our condensed consolidated financial statements until the transaction is completed.

Our current revenues depend upon continued sales of our principal products and unless we develop, acquire rights to, and commercialize new products and technologies, we may be substantially dependent on sales from our principal products for many years. Further, if the proposed spin-off of Bioverativ is completed, our revenues will be further reliant and concentrated on sales of our MS products in an increasingly competitive market.
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

Financial Highlights
Diluted earnings per share attributable to Biogen Inc. were $4.71 for the three months ended September 30, 2016, representing an increase of 13.5% over the same period in 2015.
Our income from operations for the three months ended September 30, 2016 reflects the following:

•	Total revenues were $2,955.8 million for the third quarter of 2016, representing an increase of 6.4% over the same period in 2015.

•
Product revenues, net totaled $2,539.6 million for the third quarter of 2016, representing an increase of 6.2% over the same period in 2015. This increase was driven by an 10.3% increase in worldwide TECFIDERA revenues, a 7.5% increase in worldwide TYSABRI revenues and revenues from ELOCTATE, ALPROLIX and BENEPALI. These increases were partially offset by a 9.8% decrease in worldwide Interferon revenues. Product revenues, net for the third quarter of 2016, compared to the same period in 2015, were also negatively impacted by a $49.1 million change in hedge results under our hedging program in the comparative periods.

•	Revenues from anti-CD20 therapeutic programs totaled $317.6 million for the third quarter of 2016, representing a decrease of 5.8% over the same period in 2015.

•
Other revenues totaled $98.6 million for the third quarter of 2016, representing an increase of 101.2% over the same period in 2015. This increase was primarily driven by an increase in other corporate revenue.

•
Total cost and expenses totaled $1,530.5 million for the third quarter of 2016, representing an increase of 8.9% compared to the same period in 2015. This increase was driven by a 34.5% increase in cost of sales, a 1.8% increase in research and development expense and the recognition of an $11.6 million charge related to our restructuring programs. This increase was partially offset by a 3.2% decrease in selling, general and administrative expenses.

We generated $2,945.8 million of net cash flows from operations for the nine months ended September 30, 2016, which were primarily driven by earnings. Cash, cash equivalents and marketable securities totaled approximately $7,412.9 million as of September 30, 2016.
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
For additional information related to our competition and pricing risks that could negatively impact our product sales, please read the “Risk Factors” section of this report.

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
ZINBRYTA
In May 2016, the U.S. Food and Drug Administration (FDA) approved ZINBRYTA for the treatment of relapsing forms of MS and in July 2016, the EC approved ZINBRYTA for the treatment of relapsing forms of MS. Sales of ZINBRYTA began during the third quarter of 2016 in the U.S. and E.U. Under our collaboration agreement with AbbVie, Inc. (AbbVie), we and AbbVie conduct co-promotion activities in the E.U., U.S. and Canadian Territories, where development and commercialization costs and profits are shared equally.
Hemophilia
In March 2016, the EC approved the transfer of the marketing authorization for ELOCTA in the E.U. to Swedish Orphan Biovitrum AB (publ) (Sobi). As the marketing authorization holder, Sobi assumes full legal responsibility for ELOCTA, from a regulatory perspective, during its entire life cycle in the E.U.
In May 2016, the EC approved ALPROLIX in the E.U. for the treatment of hemophilia B. In September 2016, the EC approved the transfer of the marketing authorization for ALPROLIX in the E.U. to Sobi. As the marketing authorization holder, Sobi assumes full legal responsibility for ALPROLIX, from a regulatory perspective, during its entire life cycle in the E.U.
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
In May 2016, the Roche Group announced positive results from the Phase 3 GALLIUM study, which investigated the efficacy and safety of GAZYVA in combination with chemotherapy followed by maintenance with GAZYVA alone, compared to RITUXAN in combination with chemotherapy followed by maintenance with RITUXAN alone in previously untreated patients with follicular lymphoma. Results from a pre-planned interim analysis showed that GAZYVA-based treatment significantly reduced the risk of disease worsening or death compared to RITUXAN-based treatment.
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
Under our agreement with Genentech, if OCREVUS is approved, we will receive tiered royalty payments on sales of OCREVUS in the U.S. For additional information related to our relationship with Genentech, please read Note 19, Collaborative and Other Relationships to our consolidated financial statements included in our 2015 Form 10-K.

While we have a financial interest in OCREVUS, future sales of our MS products may be adversely affected by the commercialization of OCREVUS.
Nusinersen
In August 2016, we and Ionis Pharmaceuticals, Inc. (Ionis) announced that nusinersen met the primary endpoint for the interim analysis of the Phase 3 trial evaluating nusinersen in infantile-onset spinal muscular atrophy (SMA). As a result, during the three months ended September 30, 2016, we exercised our option to develop and commercialize nusinersen and paid Ionis a $75.0 million license fee in connection with the option exercise. In addition, we committed to opening an Expanded Access Program (EAP) in order to provide patient access to nusinersen. In October 2016, we dosed our first patient in our infantile-onset SMA EAP.
In September 2016, we and Ionis announced that we completed the rolling submission of a New Drug Application (NDA) to the FDA for the approval of nusinersen. We have also applied for Priority Review which, if granted, would shorten the review period of nusinersen following the FDA's acceptance of the NDA. Nusinersen has received an Orphan Drug designation in both the U.S. and the E.U. In October 2016, we filed an MAA with the EMA, which had already granted Accelerated Assessment status to nusinersen.

Aducanumab
In June 2016, we announced that aducanumab, our investigational treatment for early Alzheimer’s disease, was accepted into the EMA's Priority Medicines (PRIME) program. PRIME aims to bring treatments to patients more quickly by enhancing the EMA’s support for the development of investigational medicines for diseases without available treatments or in need of better treatment options. Aducanumab was accepted into PRIME based on results from a Phase 1b placebo-controlled study of aducanumab in patients with prodromal or mild Alzheimer’s disease. Through the PRIME program, we will have access to enhanced support from EMA, including advice at key development milestones and the potential for accelerated assessment status of a MAA.
In September 2016, we announced that aducanumab was granted Fast Track designation by the FDA. The FDA’s Fast Track program supports the development of new treatments for serious conditions with an unmet medical need such as Alzheimer’s disease. We also announced that in a recently completed interim analysis from our Phase 1b study of aducanumab in early Alzheimer's disease, efficacy and safety data were consistent with results previously reported.
Anti-LINGO
In June 2016, we reported top-line results from SYNERGY our Phase 2 trial evaluating anti-LINGO in people with relapsing forms of MS. Anti-LINGO did not meet the primary endpoint of the SYNERGY trial as well as its secondary efficacy endpoint. However, based on these results, there was a subset of patients within the study that we believe that have the potential to benefit from treatment and we are therefore planning to perform additional clinical trials related to anti-LINGO in the future.
Amiselimod
In October 2016, we announced we discontinued development of amiselimod (MT-1303).

Results of Operations
Revenues
Revenues are summarized as follows:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
(In millions, except percentages)	2016		2015		2016		2015
Product revenues:
United States	$1,828.6	61.9%	$1,721.5	62.0%	$5,269.4	61.4%	$4,820.6	60.8%
Rest of world	711.0	24.1%	670.2	24.1%	2,045.6	23.9%	1,942.0	24.5%
Total product revenues	2,539.6	86.0%	2,391.7	86.1%	7,315.0	85.3%	6,762.6	85.3%
Revenues from anti-CD20 therapeutic programs	317.6	10.7%	337.2	12.1%	996.3	11.6%	1,005.3	12.7%
Other revenues	98.6	3.3%	49.0	1.8%	265.5	3.1%	156.6	2.0%
Total revenues	$2,955.8	100.0%	$2,777.9	100.0%	$8,576.8	100.0%	$7,924.5	100.0%
Product Revenues
Product revenues are summarized as follows:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
(In millions, except percentages)	2016		2015		2016		2015
Multiple Sclerosis:
TECFIDERA	$1,033.7	40.7%	$937.4	39.2%	$2,966.1	40.5%	$2,645.6	39.1%
Interferon*	708.3	27.9%	784.8	32.8%	2,107.0	28.8%	2,229.0	33.0%
TYSABRI	515.5	20.3%	479.7	20.1%	1,489.9	20.4%	1,405.4	20.8%
FAMPYRA	21.1	0.8%	21.0	0.9%	62.9	0.9%	62.1	0.9%
ZINBRYTA	1.9	0.1%	—	—%	1.9	—%	—	—%
Hemophilia:
ELOCTATE	131.8	5.2%	90.6	3.8%	364.2	5.0%	218.5	3.2%
ALPROLIX	85.2	3.4%	65.7	2.7%	240.5	3.2%	163.2	2.4%
Other product revenues:
FUMADERM	11.3	0.4%	12.5	0.5%	34.5	0.5%	38.8	0.6%
BENEPALI	30.7	1.2%	—	—%	47.9	0.7%	—	—%
FLIXABI	0.1	—%	—	—%	0.1	—%	—	—%
Total product revenues	$2,539.6	100.0%	$2,391.7	100.0%	$7,315.0	100.0%	$6,762.6	100.0%
*Interferon includes AVONEX and PLEGRIDY.

Multiple Sclerosis (MS)
TECFIDERA
For the three and nine months ended September 30, 2016, compared to the same periods in 2015, the increase in U.S. TECFIDERA revenues was primarily due to price increases, partially offset by higher discounts and allowances.
For the three and nine months ended September 30, 2016, compared to the same periods in 2015, the increase in rest of world TECFIDERA revenues was primarily due to increases in unit sales volumes of 24% and 37%, respectively, including sales in existing markets and new markets where we continue to launch the product and expand our presence around the world, partially offset by pricing reductions in certain European countries. Rest of world TECFIDERA revenues for the three and nine months ended September 30, 2016, compared to the same periods in 2015, were also negatively impacted by a $14.6 million and $34.5 million change in hedge results under our hedging program in the comparative periods, respectively.

Interferon
AVONEX and PLEGRIDY
For the three and nine months ended September 30, 2016, compared to the same periods in 2015, the decrease in U.S. Interferon revenues was primarily due to an overall decrease in Interferon unit sales volume attributable to a decrease in AVONEX unit sales volume primarily due to patients transitioning to other oral MS therapies, partially offset by price increases.
For the three and nine months ended September 30, 2016, U.S. AVONEX revenues totaled $421.8 million and $1,264.0 million, respectively, as compared to $467.1 million and $1,350.5 million, respectively, in the prior year comparative periods.
For the three and nine months ended September 30, 2016, U.S. PLEGRIDY revenues totaled $83.9 million and $228.2 million, respectively, as compared to $70.6 million and $160.5 million, respectively, in the prior year comparative periods.
For the three and nine months ended September 30, 2016, compared to the same periods in 2015, the decrease in rest of world Interferon revenues was primarily due to pricing reductions in certain European countries and an overall decrease in AVONEX unit sales volume due primarily to patients transitioning to other oral MS therapies, including TECFIDERA. Rest of world Interferon revenues for the three and nine months ended September 30, 2016, compared to the same periods in 2015, were also negatively impacted by a $19.1 million and $48.4 million change in hedge results under our hedging program in the comparative periods, respectively.

For the three and nine months ended September 30, 2016, rest of world AVONEX revenues totaled $158.3 million and $485.8 million, respectively, as compared to $218.0 million and $642.5 million, respectively, in the prior year comparative periods.
For the three and nine months ended September 30, 2016, rest of world PLEGRIDY revenues totaled $44.3 million and $129.0 million, respectively, as compared to $29.1 million and $75.5 million, respectively, in the prior year comparative periods.
We expect that overall Interferon revenues will continue to decline as a result of competition from our other products, including TECFIDERA, as well as other MS therapies.
TYSABRI
For the three and nine months ended September 30, 2016, compared to the same periods in 2015, the increase in U.S. TYSABRI revenues was primarily due to increases in unit sales volume of 4% and 3%, respectively, and price increases, partially offset by higher discounts and allowances.

For the three and nine months ended September 30, 2016, compared to the same periods in 2015, the increase in rest of world TYSABRI revenues was due to an increase in unit sales volume of 11% and 10%, respectively, primarily in Europe, and a favorable adjustment of approximately $20.0 million to previous reserve estimates related to a government price reimbursement program included in our discounts and allowances, partially offset by pricing reductions in certain European countries. Rest of world TYSABRI revenues for the three and nine months ended September 30, 2016, compared to the same periods in 2015, were also negatively impacted by a $13.9 million and $33.2 million change in hedge results under our hedging program in the comparative periods, respectively.
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

ZINBRYTA
Under the terms of our collaboration agreement with AbbVie, we began to recognize revenues on sales of ZINBRYTA to third parties in the E.U. in the third quarter of 2016.
For additional information on our relationship with AbbVie, please read Note 17, Collaborative and Other Relationships to our condensed consolidated financial statements included in this report.

Hemophilia
ELOCTATE
For the three and nine months ended September 30, 2016, compared to the same periods in 2015, the increase in U.S. ELOCTATE revenues was primarily due to an increase in unit sales volume of 26% and 52%, respectively.
For the three and nine months ended September 30, 2016, compared to the same periods in 2015, the increase in rest of world ELOCTATE revenues was primarily due to an increase in unit sales volume primarily in Japan.

ALPROLIX
For the three and nine months ended September 30, 2016, compared to the same periods in 2015, the increase in U.S. ALPROLIX revenues was primarily due to an increase in unit sales volume of 13% and 31%, respectively.
For the three and nine months ended September 30, 2016, compared to the same periods in 2015, the increase in rest of world ALPROLIX revenues was primarily due to an increase in unit sales volume primarily in Japan.
We expect continued growth of ELOCTATE as there remains a portion of the patient population that we believe can benefit from long-acting therapies. We also expect continued growth for ELOCTATE and ALPROLIX as we and Sobi expand into additional markets.

Biosimilars
Under the terms of our commercial agreement with Samsung Bioepis, we began to recognize revenues on sales of BENEPALI and FLIXABI to third parties in the E.U. in the first quarter of 2016 and third quarter of 2016, respectively.
For additional information on our relationship with Samsung Bioepis, please read Note 17, Collaborative and Other Relationships to our condensed consolidated financial statements included in this report.

Revenues from Anti-CD20 Therapeutic Programs
Genentech (Roche Group)
Our share of RITUXAN and GAZYVA operating profits are summarized as follows:
Biogen’s Share of Pre-tax Profits in the U.S. for RITUXAN and GAZYVA
The following tables provide a summary of amounts comprising our share of pre-tax profits on RITUXAN and GAZYVA in the U.S.:

	For the Three Months Ended September 30,
(In millions)	2016	2015
Product revenues, net	$961.8	$959.1
Cost and expenses	191.7	161.5
Pre-tax profits in the U.S.	770.1	797.6
Biogen's share of pre-tax profits	$301.0	$319.9

	For the Nine Months Ended September 30,
(In millions)	2016	2015
Product revenues, net	$2,969.3	$2,901.1
Cost and expenses	544.9	516.8
Pre-tax profits in the U.S.	2,424.4	2,384.3
Biogen's share of pre-tax profits	$947.6	$952.7

For the three months ended September 30, 2016, compared to the same period in 2015, the increase in U.S. product revenues was primarily due to an increase in GAZYVA unit sales volume of 32% and price increases, partially offset by a decrease in RITUXAN unit sales volume of 2% and higher RITUXAN discounts and allowances.
For the nine months ended September 30, 2016, compared to the same period in 2015, the increase in U.S. product revenues was primarily due to price increases and an increase in GAZYVA unit sales volume of 48%, partially offset by higher RITUXAN discounts and allowances.
The increase in collaboration costs and expenses for the three and nine months ended September 30, 2016, compared to the same periods in 2015, was primarily due to an increase in RITUXAN product cost of sales.
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
Revenue on Sales in the Rest of World for RITUXAN
Revenue on sales in the rest of world for RITUXAN consists of our share of pre-tax co-promotion profits on RITUXAN in Canada and royalty revenues on sales outside the U.S. and Canada. For the three and nine months ended September 30, 2016, compared to the same periods in 2015, revenues on sales in the rest of world for RITUXAN decreased as a result of lower pre-tax co-promotion revenues on RITUXAN in Canada and patent expirations.

Other Revenues
Other revenues are summarized as follows:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
(In millions, except percentages)	2016		2015		2016		2015
Revenues from collaborative and other relationships	$(0.9)	(0.9)%	$15.3	31.2%	$30.2	11.4%	$51.4	32.8%
Other royalty and corporate revenues	99.5	100.9%	33.7	68.8%	235.3	88.6%	105.2	67.2%
Total other revenues	$98.6	100.0%	$49.0	100.0%	$265.5	100.0%	$156.6	100.0%
Revenues from Collaborative and Other Relationships
Revenues from collaborative and other relationships include revenues earned under our manufacturing services agreement with Sobi on shipments of ELOCTA and ALPROLIX to Sobi, royalties from Sobi on sales of ELOCTA and ALPROLIX in their territory, which includes substantially all of Europe, Northern Africa, Russia and certain markets in the Middle East (Sobi Territory), our 50% share of the co-promotion profits or losses of ZINBRYTA in the U.S. with AbbVie and revenues from our technical development and manufacturing services agreements with Samsung Bioepis.
For the three and nine months ended September 30, 2016, compared to the same periods in 2015, the decrease in revenues from collaborative and other relationships is primarily due to a net overall loss in the collaboration with AbbVie of $13.5 million and lower revenues earned under our manufacturing services agreement with Samsung Bioepis, partially offset by an increase in ELOCTA shipments made under our manufacturing services agreement with Sobi.
For additional information on our collaborative and other relationships, please read Note 17, Collaborative and Other Relationships to our condensed consolidated financial statements included in this report.

Other Royalty and Corporate Revenues
Royalty Revenues
We receive royalties from net sales on products related to patents that we have out-licensed.
For the three and nine months ended September 30, 2016, compared to the same periods in 2015, royalty revenues were relatively consistent.
Other Corporate Revenues
Our other corporate revenues include amounts earned under contract manufacturing agreements.
For the three and nine months ended September 30, 2016, compared to the same periods in 2015, the increase in other corporate revenues was primarily due to higher contract manufacturing revenues related to drug substance manufacturing provided to a strategic partner.

Reserves for Discounts and Allowances
Revenues from product sales are recorded net of applicable discounts and allowances, including those associated with the implementation of pricing actions in certain international markets where we operate.
Reserves established for these discounts and allowances are classified as reductions of accounts receivable (if the amount is payable to our customer) or a liability (if the amount is payable to a party other than our customer). These reserves are based on estimates of the amounts earned or to be claimed on the related sales. Our estimates take into consideration our historical experience, current contractual and statutory requirements, specific known market events and trends and forecasted customer buying and payment patterns. Actual amounts may ultimately differ from our estimates. If actual results vary, we adjust these estimates, which will have an effect on earnings in the same period. To date, such adjustments have not been significant.
Reserves for discounts, contractual adjustments and returns that reduced gross product revenues are summarized as follows:

For the three and nine months ended September 30, 2016, reserves for discounts and allowances as a percentage of gross product revenues were 20.8%, as compared to 18.5% and 19.1%, respectively, in the prior year comparative periods. The increase in percentage of gross product sales was primarily driven by higher contractual adjustments, as further described below.
Discounts
Discounts include trade term discounts and wholesaler incentives.
For the three months ended September 30, 2016, compared to the same period in 2015, discounts were relatively consistent.
For the nine months ended September 30, 2016, compared to the same period in 2015, the increase in discounts was primarily driven by increases in gross selling price and contractual discount rates.
Contractual Adjustments
Contractual adjustments relate to Medicaid and managed care rebates, co-payment assistance, Veterans Administration, Public Health Service discounts, specialty pharmacy program fees and other government rebates or applicable allowances.
For the three and nine months ended September 30, 2016, compared to the same periods in 2015, the increase in contractual adjustments was primarily due to higher Medicaid and other governmental rebates and allowances in the U.S., and managed care rebates primarily as a result of an increase in gross selling prices.
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
For the three and nine months ended September 30, 2016, compared to the same periods in 2015, return provisions decreased primarily due to a reduction in return rates based on recent experiences of returned products.
For additional information related to our reserves, please read Note 3, Reserves for Discounts and Allowances to our condensed consolidated financial statements included in this report.

Cost and Expenses
A summary of total cost and expenses is as follows:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
(In millions, except percentages)	2016	2015	Change %	2016	2015	Change %
Cost of sales, excluding amortization of acquired intangible assets	$416.9	$310.0	34.5%	$1,100.2	$908.6	21.1%
Research and development	529.0	519.9	1.8%	1,439.4	1,471.1	(2.2)%
Selling, general and administrative	462.7	477.8	(3.2)%	1,452.4	1,530.1	(5.1)%
Amortization of acquired intangible assets	99.7	98.1	1.6%	281.4	286.0	(1.6)%
Restructuring charges	11.6	—	**	21.3	—	**
(Gain) loss on fair value remeasurement of contingent consideration	5.9	0.2	**	18.8	5.9	218.6%
Collaboration profit (loss) sharing	4.7	—	**	(0.9)	—	**
Total cost and expenses	$1,530.5	$1,406.0	8.9%	$4,312.6	$4,201.7	2.6%
** Percentage not meaningful.
Cost of Sales, Excluding Amortization of Acquired Intangible Assets
Product Cost of Sales
For the three and nine months ended September 30, 2016 compared to the same periods in 2015, the increase in product cost of sales was primarily driven by increased contract manufacturing shipments and higher unit sales volume related to our biosimilars, PLEGRIDY and ELOCTATE products, partially offset by favorable production costs and mix of products.

Product cost of sales for the three and nine months ended September 30, 2016 also reflects the recognition of $15.7 million and $31.5 million of accelerated depreciation as a result of the determination that we intend to cease manufacturing in Cambridge, MA and vacate our biologics manufacturing facility in Cambridge, MA and warehouse space in Somerville, MA by the end of 2016.
Royalty Cost of Sales
For the three and nine months ended September 30, 2016, compared to the same periods in 2015, the increase in royalty cost of sales was primarily driven by royalties due on sales of AVONEX and PLEGRIDY in the U.S., the increase in royalty rates payable to Sobi and increased sales of TYSABRI and our hemophilia products.
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

For the three months ended September 30, 2016, compared to the same period in 2015, the increase in research and development expense was primarily related to increased costs incurred in connection with our late stage programs and milestone and upfront expenses, partially offset by decreases in costs incurred in connection with our marketed products, early stage programs and other research and development costs.
For the nine months ended September 30, 2016, compared to the same period in 2015, the decrease in research and development expense was primarily related to decreases in costs incurred in connection with our early stage programs, marketed products and other research and development costs. These decreases were partially offset by increased costs incurred in connection with our late stage programs and milestone and upfront expenses.
The decrease in spending associated with our early stage programs for the three months ended September 30, 2016, compared to the same period in 2015, was primarily due to the discontinuance of development of anti-TWEAK in lupus nephritis and decreased costs incurred in connection with anti-LINGO in MS, partially offset by increased costs associated with our discontinuance of development of amiselimod in the third quarter of 2016.
The decrease in spending associated with our early stage programs for the nine months ended September 30, 2016, compared to the same period in 2015, was primarily due to the advancement of our aducanumab program for Alzheimer's disease to a late stage program in the third quarter of 2015, the discontinuance of developments of anti-TWEAK in lupus nephritis and Neublastin in neuropathic pain and decreased costs incurred in connection with anti-LINGO in MS. These decreases were partially offset by increased costs of BIIB074 (formerly known as Raxatrigine) in trigeminal neuralgia (TGN) and increased costs associated with our discontinuance of development of amiselimod in the third quarter of 2016.
The decrease in spending associated with our marketed products for the three and nine months ended September 30, 2016, compared to the same periods in 2015, was primarily due to the discontinuance of development of TECFIDERA and TYSABRI in SPMS in the third and fourth quarters of 2015, respectively, and decreased costs incurred in connection with our hemophilia products. These decreases were partially offset by the approval of ZINBRYTA in the third quarter of 2016.

The increase in spending associated with our late stage programs for the three and nine months ended September 30, 2016, compared to the same periods in 2015, was primarily driven by costs incurred to advance our aducanumab program for Alzheimer's disease and the nusinersen program for the treatment of SMA, partially offset by the approval of ZINBRYTA in the third quarter of 2016.
The increase in spending associated with milestone and upfront expenses for the three months ended September 30, 2016, compared to the same period in 2015, was primarily due to a $75.0 million license fee paid to Ionis in the third quarter of 2016 as we exercised our option to develop and commercialize nusinersen from Ionis, partially offset by upfront charges recognized upon entering into the collaboration with Applied Genetic Technology Corporation (AGTC) in July 2015.
The increase in spending associated with milestone and upfront expenses for the nine months ended September 30, 2016, compared to the same period in 2015, was primarily due to a $75.0 million license fee paid to Ionis in the third quarter of 2016 as we exercised our option to develop and commercialize nusinersen from Ionis and a $20.0 million upfront milestone paid to the University of Pennsylvania upon entering into a collaboration and alliance. This increase was partially offset by upfront charges recognized upon entering into the collaboration with AGTC in July 2015 and prior year milestones paid to AbbVie for the development of ZINBRYTA as a result of filing with the FDA and EMA in 2015.
We intend to continue committing significant resources to targeted research and development opportunities where there is a significant unmet need and where the drug candidate has the potential to be highly differentiated. Specifically, we intend to continue to invest in our MS pipeline, our aducanumab program, the BAN2401 and E2609 programs and our BIIB074 program.

Selling, General and Administrative
For the three months ended September 30, 2016, compared to the same period in 2015, the decrease in selling, general and administrative expenses reflects cost savings in connection with our corporate restructuring initiatives, which are described below under the heading "Restructuring Charges" and a decrease in corporate giving, partially offset by costs associated with developing commercial capabilities for the anticipated product launch of nusinersen and an increase in incentive compensation.
For the nine months ended September 30, 2016, compared to the same period in 2015, the decrease in selling, general and administrative expenses reflects cost savings in connection with our corporate restructuring, which are described below under the heading "Restructuring Charges," partially offset by an increase in corporate giving and costs associated with developing commercial capabilities for ZINBRYTA and the anticipated product launch of nusinersen.

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
Our most recent long range planning cycle was updated in the third quarter of 2016. Based upon this analysis, there was not a significant net change in our expected rate of amortization for acquired intangible assets.
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

Restructuring, Business Transformation and Other Cost Saving Initiatives
2015 Cost Saving Initiatives
2015 Restructuring Charges
On October 21, 2015, we announced a corporate restructuring, which included the termination of certain pipeline programs and an 11% reduction in workforce. As a result of these initiatives, we reduced our annual run rate of operating expenses by $250 million and reinvested these savings to support the advancement of our high potential pipeline candidates and key commercial activities.
Under this restructuring, cash payments were estimated to total approximately $120 million, of which $15.9 million were related to previously accrued 2015 incentive compensation, resulting in expected net restructuring charges totaling approximately $105 million. These amounts are expected to be substantially paid by the end of 2016.
For the three months ended September 30, 2016, we recognized an adjustment to our previous estimates, which resulted in a negative restructuring charge of $1.6 million. For the nine months ended September 30, 2016, we recognized total net restructuring charges of $8.1 million. We previously recognized $93.4 million of restructuring charges in our consolidated statements of income during the fourth quarter of 2015.

The following table summarizes the charges and spending related to our 2015 restructuring efforts during the nine months ended September 30, 2016:

(In millions)	Workforce Reduction	Pipeline Programs	Total
Restructuring reserve as of December 31, 2015	$33.7	$3.6	$37.3
Expense	4.9	5.4	10.3
Payments	(29.6)	(7.5)	(37.1)
Adjustments to previous estimates, net	(5.1)	2.9	(2.2)
Restructuring reserve as of September 30, 2016	$3.9	$4.4	$8.3
2016 Organizational Changes and Cost Saving Initiatives
2016 Restructuring Charges
During the third quarter of 2016, we initiated additional cost saving measures which are primarily intended to realign our organizational structure in anticipation of the changes in roles and workforce resulting from our decision to spin off our hemophilia business, and to achieve further targeted cost reductions. For the three and nine months ended September 30, 2016, we recognized charges totaling $13.2 million related to this effort, which are in addition to, and separate from, the 2015 corporate restructuring described above. These charges are reflected in restructuring charges in our condensed consolidated statements of income.
Under this initiative, we expect to incur restructuring charges totaling approximately $20.0 million. These amounts are primarily related to severance and are expected to be substantially incurred and paid by the end of 2016.
Cambridge, MA Manufacturing Facility
In June 2016, following an evaluation of our current and future manufacturing capabilities and capacity needs, we determined that we intend to vacate and cease manufacturing in our 67,000 square foot small-scale biologics manufacturing facility in Cambridge, MA and also vacate our 46,000 square foot warehouse space in Somerville, MA by the end of 2016.

We are currently considering alternatives for the facility, which may include a sale of our rights to, lease of, or other form of disposition of, the facility and related assets. In the event we are unsuccessful with a sale, lease or other disposition, we will cease manufacturing by December 31, 2016. As of September 30, 2016, the carrying value of associated assets totaled approximately $29.0 million. An impairment assessment was performed related to the assets, which resulted in no impairments. Our remaining lease obligation related to these facilities totaled $25.5 million.
Our anticipated departure from these facilities has shortened the expected useful lives of certain leasehold improvements and other assets at these facilities. As a result, we recorded additional depreciation expense to reflect the assets' new shorter useful lives. During the three and nine months ended September 30, 2016, we recognized approximately $15.7 million and $31.5 million, respectively, of this additional depreciation, which was recorded as cost of sales in our condensed consolidated statements of income.

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
The change in fair value remeasurement of contingent consideration for the three months ended September 30, 2016, compared to the same period in 2015, was primarily due to changes in the discount rate.
The change in fair value remeasurement of contingent consideration for the nine months ended September 30, 2016, compared to the same period in 2015, was primarily due to changes in the probabilities of success related to the achievement of certain developmental milestones and changes in the discount rate.

Collaboration Profit (Loss) Sharing
Collaboration profit (loss) sharing includes our 50% share of the profit or loss related to our biosimilars commercial agreement with Samsung Bioepis and our 50% share of the co-promotion profits or losses in the E.U. and Canada related to our collaboration agreement with AbbVie. We began to recognize revenues on sales of ZINBRYTA in the E.U. in the third quarter of 2016.
For the three and nine months ended September 30, 2016, we recognized a net expense of $7.4 million and $1.8 million, respectively, related to our biosimilars commercial agreement with Samsung.
For the three and nine months ended September 30, 2016, we also recognized income of $2.7 million to reflect AbbVie's 50% share of net collaboration losses in the E.U. and Canada.
For additional information related to these arrangements, please read Note 17, Collaborative and Other Relationships to our condensed consolidated financial statements included in this report.

Other Income (Expense), Net
For the three months ended September 30, 2016 compared to the same period in 2015, the change in other income (expense), net was primarily due to an increase in interest expense as a result of our issuance of our senior unsecured notes in the third quarter of 2015, partially offset by an increase in interest income due to higher cash, cash equivalents and marketable securities balances.
For the nine months ended September 30, 2016, compared to the same period in 2015, the change in other income (expense), net was primarily due to an increase in interest expense as a result of our issuance of our senior unsecured notes in the third quarter of 2015, partially offset by an increase in interest income due to higher cash, cash equivalents and marketable securities balances as well as a decrease in foreign exchange losses recognized during the nine months ended September 30, 2016 compared to the prior year comparative period.

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
For the three months ended September 30, 2016, compared to the same period in 2015, our effective tax rate was relatively consistent.
For the nine months ended September 30, 2016, compared to the same period in 2015, our effective tax rate increased primarily due to a net state tax benefit in 2015 resulting from the remeasurement of one of our uncertain tax positions and a higher relative percentage of our earnings being attributed to the U.S., a higher tax jurisdiction.
For more information on our uncertain tax positions and income tax rate reconciliation for the three and nine months ended September 30, 2016 and 2015, please read Note 14, Income Taxes to our condensed consolidated financial statements included in this report.

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

Noncontrolling Interest
For the three and nine months ended September 30, 2015, the change in net income (loss) attributable to noncontrolling interests, net of tax, was primarily related to a $60.0 million milestone payment made to Neurimmune SubOne AG. For additional information, please read Note 16, Investments in Variable Interest Entities to our condensed consolidated financial statements included in this report.

Financial Condition, Liquidity and Capital Resources
Our financial condition is summarized as follows:

(In millions, except percentages)	As of September 30, 2016	As of December 31, 2015	Change %
Financial assets:
Cash and cash equivalents	$2,084.8	$1,308.0	59.4%
Marketable securities — current	2,231.2	2,120.5	5.2%
Marketable securities — non-current	3,096.9	2,760.4	12.2%
Total cash, cash equivalents and marketable securities	$7,412.9	$6,188.9	19.8%
Borrowings:
Current portion of notes payable and other financing arrangements	$4.9	$4.8	2.1%
Notes payable and other financing arrangements	6,529.6	6,521.5	0.1%
Total borrowings	$6,534.5	$6,526.3	0.1%
Working capital:
Current assets	$8,091.8	$6,700.3	20.8%
Current liabilities	(2,499.7)	(2,577.7)	(3.0)%
Total working capital	$5,592.1	$4,122.6	35.6%
For the nine months ended September 30, 2016, certain significant cash flows were as follows:

•	$2.9 billion in net cash flows provided by operating activities;

•	$1.3 billion in total payments for income taxes;

•	$900.0 million in contingent payments made to former shareholders of Fumapharm AG and holders of their rights;

•	$434.0 million used for purchases of property, plant and equipment; and

•	$348.9 million used for share repurchases.

For the nine months ended September 30, 2015, certain significant cash flows were as follows:

•	$5.9 billion in proceeds from the issuance of our senior unsecured notes;

•	$2.7 billion in net cash flows provided by operating activities;

•	$3.0 billion used for share repurchases;

•	$1.0 billion in total payments for income taxes;

•	$550.0 million in contingent payments made to former shareholders of Fumapharm AG and holders of their rights;

•	$456.9 million used for purchases of property, plant and equipment;

•	$198.8 million net cash paid for the acquisition of Convergence Pharmaceuticals (Convergence); and

•	$124.0 million used for an upfront payment made to AGTC.

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
Of the total cash, cash equivalents and marketable securities at September 30, 2016, approximately $4.5 billion was generated in foreign jurisdictions and is primarily intended for use in our foreign operations or in connection with business development transactions outside of the U.S. In managing our day-to-day liquidity in the U.S., we do not rely on the unrepatriated earnings as a source of funds and we have not provided for U.S. federal or state income taxes on these undistributed foreign earnings.
For additional information related to certain risks that could negatively impact our financial position or future results of operations, please read the “Risk Factors” and “Quantitative and Qualitative Disclosures About Market Risk” sections of this report.
Share Repurchase Programs
In July 2016, our Board of Directors authorized a program to repurchase up to $5.0 billion of our common stock (2016 Share Repurchase Program). This authorization does not have an expiration date. Repurchased shares will be retired. The 2016 Share Repurchase Program is in addition to the approximately 1.3 million shares remaining under our February 2011 Share Repurchase Program (2011 Share Repurchase Program), which has been used principally to offset common stock issuances under our share-based compensation plans. During the three and nine months ended September 30, 2016, we repurchased and retired 1.1 million shares of common stock at a cost of $348.9 million under our 2016 Share Repurchase Program. During the nine months ended September 30, 2016 and 2015, we did not repurchase any shares of common stock under our 2011 Share Repurchase Program.
In May 2015, our Board of Directors authorized a program to repurchase up to $5.0 billion of our common stock (2015 Share Repurchase Program), which was completed as of December 31, 2015. During the three and nine months ended September 30, 2015, we repurchased and retired 9.7 million shares of common stock at a cost of $2,998.2 million under our 2015 Share Repurchase Program.
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
The net increase in cash, cash equivalents and marketable securities at September 30, 2016 from December 31, 2015, is primarily due to net cash flows provided by operating activities, partially offset by contingent payments made to former shareholders of Fumapharm AG and holders of their rights, net purchases of property, plant and equipment and purchases of our common stock.
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
During the third quarter of 2015, we entered into a $1.0 billion, 5-year senior unsecured revolving credit facility under which we are permitted to draw funds for working capital and general corporate purposes. The terms of the revolving credit facility include a financial covenant that requires us not to exceed a maximum consolidated leverage ratio. As of September 30, 2016, we had no outstanding borrowings and were in compliance with all covenants under this facility.

For a summary of the fair and carrying values of our outstanding borrowings as of September 30, 2016 and December 31, 2015, please read Note 6, Fair Value Measurements to our condensed consolidated financial statements included in this report.
Working Capital
We define working capital as current assets less current liabilities. The increase in working capital at September 30, 2016 from December 31, 2015 reflects an increase in total current assets of $1,391.5 million as well as a decrease in current liabilities of $78.0 million. The increase in total current assets was primarily driven by cash, cash equivalents and marketable securities due to net cash flows provided by operating activities. The decrease in current liabilities was primarily due to a decrease in interest payable.

Cash Flows
The following table summarizes our cash flow activity:

	For the Nine Months Ended September 30,
(In millions, except percentages)	2016	2015	% Change
Net cash flows provided by operating activities	$2,945.8	$2,675.7	10.1%
Net cash flows used in investing activities	$(1,903.1)	$(2,746.1)	(30.7)%
Net cash flows (used in) provided by financing activities	$(266.6)	$2,984.8	(108.9)%
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

For the nine months ended September 30, 2016, compared to the same period in 2015, the increase in net cash flows provided by operating activities is primarily driven by higher net income, partially offset by a decrease in changes in other tax assets and liabilities, net and accounts receivable.
Investing Activities
For the nine months ended September 30, 2016, compared to the same period in 2015, the decrease in net cash flows used in investing activities is primarily due to a decrease in net purchases of marketable securities and cash paid for the acquisition of Convergence in February 2015, partially offset by an increase in the contingent consideration related to the Fumapharm AG acquisition.
Financing Activities
For the nine months ended September 30, 2016, compared to the same period in 2015, the decrease in net cash flows provided by financing activities is primarily due to the issuance of our senior unsecured notes in the third quarter of 2015, partially offset by the decrease in purchases of our common stock.

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
On December 1, 2015, we purchased land in Solothurn, Switzerland where we are building a biologics manufacturing facility over the next several years. As of September 30, 2016, we had contractual commitments of approximately $100.0 million for the construction of this facility.
There have been no other material changes in our contractual obligations since December 31, 2015.
Tax Related Obligations
We exclude liabilities pertaining to uncertain tax positions from our summary of contractual obligations as we cannot make a reliable estimate of the period of cash settlement with the respective taxing authorities. As of September 30, 2016, we have approximately $97.4 million of liabilities associated with uncertain tax positions.
Other Funding Commitments
As of September 30, 2016, we have several on-going clinical studies in various clinical trial stages. Our most significant clinical trial expenditures are to contract research organizations (CROs). The contracts with CROs are generally cancellable, with notice, at our option. We have recorded accrued expenses of approximately $23.5 million in our condensed consolidated balance sheet for expenditures incurred by CROs as of September 30, 2016. We have approximately $487.5 million in cancellable future commitments based on existing CRO contracts as of September 30, 2016.

Contingent Development, Regulatory and Commercial Milestone Payments
Based on our development plans as of September 30, 2016, we could make potential future milestone payments to third parties of up to approximately $3.1 billion, including approximately $500.0 million in development milestones, approximately $800.0 million in regulatory milestones and approximately $1.8 billion in commercial milestones as part of our various collaborations, including licensing and development programs. Payments under these agreements generally become due and payable upon achievement of certain development, regulatory or commercial milestones. Because the achievement of these milestones had not occurred as of September 30, 2016, such contingencies have not been recorded in our financial statements. Amounts related to contingent milestone payments are not considered contractual obligations as they are contingent on the successful achievement of certain development, regulatory approval and commercial milestones.
We anticipate that we may pay approximately $55.0 million of milestone payments during the remainder of 2016, provided various development, regulatory or commercial milestones are achieved.
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

We may pay up to approximately $1.2 billion in remaining milestones related to these acquisitions.
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
During the nine months ended September 30, 2016, we paid $900.0 million in contingent payments as we reached the $7.0 billion, $8.0 billion and $9.0 billion cumulative sales levels related to the Fumapharm Products in the fourth quarter of 2015, first quarter of 2016 and second quarter of 2016, respectively, and accrued $300.0 million upon reaching $10.0 billion in total cumulative sales of Fumapharm Products in the third quarter of 2016.
We will owe an additional $300.0 million contingent payment for every additional $1.0 billion in cumulative sales level of Fumapharm Products reached if the prior 12 months sales of the Fumapharm Products exceed $3.0 billion, until such time as the cumulative sales level reaches $20.0 billion, at which time no further contingent payments will be due. If the prior 12 months sales of Fumapharm Products are less than $3.0 billion, contingent payments remain payable on a decreasing tiered basis. These payments will be accounted for as an increase to goodwill as incurred, in accordance with the accounting standard applicable to business combinations when we acquired Fumapharm. Any portion of the payment which is tax deductible will be recorded as a reduction to goodwill. Payments are due within 60 days following the end of the quarter in which the applicable cumulative sales level has been reached.
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
Critical Accounting Estimates
The preparation of our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. (U.S. GAAP), requires us to make estimates, judgments and assumptions that may affect the reported amounts of assets, liabilities, equity, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis we evaluate our estimates, judgments and methodologies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable, the results of which form the basis for making judgments about the carrying values of assets, liabilities and equity and the amount of revenues and expenses. Actual results may differ from these estimates under different assumptions or conditions.
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
Revenue and Operating Expense Hedging Program
Our foreign currency hedging program is designed to mitigate, over time, a portion of the impact resulting from volatility in exchange rate changes on revenues and operating expenses. We use foreign currency forward contracts to manage foreign currency risk, with the majority of our forward contracts used to hedge certain forecasted revenue and operating expense transactions denominated in foreign currencies in the next 15 months. We do not engage in currency speculation. For a more detailed disclosure of our revenue and operating expense hedging program, please read Note 8, Derivative Instruments to our condensed consolidated financial statements included in this report.
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

The following quantitative information includes the impact of currency movements on forward contracts used in our revenue, operating expense and balance sheet hedging programs. As of September 30, 2016 and December 31, 2015, a hypothetical adverse 10% movement in foreign currency rates compared to the U.S. dollar across all maturities would result in a hypothetical decrease in the fair value of forward contracts of approximately $170.0 million and $185.0 million, respectively. The estimated fair value change was determined by measuring the impact of the hypothetical exchange rate movement on outstanding forward contracts. Our use of this methodology to quantify the market risk of such instruments is subject to assumptions and actual impact could be significantly different. The quantitative information about market risk is limited because it does not take into account all foreign currency operating transactions.
Interest Rate Risk
Our investment portfolio includes cash equivalents and short-term investments. The fair value of our marketable securities is subject to change as a result of potential changes in market interest rates. The potential change in fair value for interest rate sensitive instruments has been assessed on a hypothetical 100 basis point adverse movement across all maturities. As of September 30, 2016 and December 31, 2015, we estimate that such hypothetical 100 basis point adverse movement would result in a hypothetical loss in fair value of approximately $49.0 million and $43.0 million, respectively, to our interest rate sensitive instruments. The fair values of our investments were determined using third-party pricing services or other market observable data.
To achieve a desired mix of fixed and floating interest rate debt, we entered into interest rate swap contracts during 2015 for certain of our fixed-rate debt. These derivative contracts effectively converted a fixed-rate interest coupon to a floating-rate LIBOR-based coupon over the life of the respective note. As of September 30, 2016 and December 31, 2015, a 100 basis-point adverse movement (increase in LIBOR) would increase annual interest expense by approximately $6.8 million, respectively.
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

In addition, certain countries set prices by reference to the prices in other countries where our products are marketed. Thus, our inability to secure favorable prices in a particular country may impair our ability to obtain acceptable prices in existing and potential new markets, which may limit market growth. The continued implementation of pricing actions throughout Europe may also lead to higher levels of parallel trade.
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
We believe that our allowance for doubtful accounts was adequate as of September 30, 2016 and December 31, 2015. However, if significant changes occur in the availability of government funding or the reimbursement practices of these or other governments, we may not be able to collect on amounts due to us from customers in such countries and our results of operations could be adversely affected.

Item 4.    Controls and Procedures
Disclosure Controls and Procedures and Internal Control over Financial Reporting
Controls and Procedures
We have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of September 30, 2016. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that (a) the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission’s rules and forms, and (b) such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•	inability to obtain appropriate pricing and reimbursement for our MS products compared to our competitors in key markets; or

•	our ability to obtain and maintain patent, data or market exclusivity for our MS products.
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

•
changes in technology, including the introduction by other companies of new technologies, such as gene therapies and bispecific antibody technology, that have the potential to transform the standard of care in hemophilia, or longer-lasting or more efficacious, safer, less expensive or more convenient treatments than our therapies; or

•
our limited marketing experience within the hemophilia treatment market relative to certain of our competitors, which may impact our ability to develop relationships with the associated medical and scientific community.

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
Drug prices are under significant scrutiny in the markets in which our products are prescribed. We expect drug pricing and other health care costs to continue to be subject to intense political and societal pressures on a global basis. As a result, our business and reputation may be harmed, our stock price may be adversely impacted and experience periods of volatility and our results of operations may be adversely impacted.

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

•
Global Bulk Supply Risks. We rely on our principal manufacturing facilities for the production of drug substance for our large molecule products and product candidates. Our global bulk supply of these products and product candidates depends on the uninterrupted and efficient operation of these facilities, which could be adversely affected by equipment failures, labor shortages, natural disasters, power failures and numerous other factors.

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

•
disputes may arise under the agreement, including with respect to the achievement and payment of milestones or ownership of rights to technology developed with our collaborator or other third party, and the underlying contract with our collaborator or other third party may fail to provide significant protection or may fail to be effectively enforced if the collaborator or third party fails to perform;

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
We anticipate future growth through internal development projects, commercial initiatives and external opportunities, which may include the acquisition, partnering and in-licensing of products, technologies and companies or the entry into strategic alliances and collaborations. While we believe we have a number of promising programs in our pipeline, failure of internal development projects to advance or difficulties in executing on our commercial initiatives could impact our current and future growth, resulting in additional reliance on external development opportunities for growth. The availability of high quality cost-effective development opportunities is limited and competitive, and we are not certain that we will be able to identify candidates that we and our shareholders consider suitable or complete transactions on terms that are acceptable to us and our shareholders. We may fail to complete transactions for other reasons, including if we are unable to obtain desired financing on favorable terms, if at all. Even if we are able to successfully identify and complete acquisitions and other strategic alliances and collaborations, we may face unanticipated costs or liabilities in connection with the transaction, or we may not be able to integrate them or take full advantage of them or otherwise realize the benefits that we expect.
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
If the spin off is completed, there is uncertainty as to whether the anticipated operational, financial and strategic benefits of the spin off will be achieved. There can be no assurance that the combined value of the common stock of the two publicly-traded companies will be equal to or greater than what the value of our common stock would have been had the proposed separation not occurred. The combined value of the common stock of the two companies could be lower than anticipated for a variety of reasons, including, but not limited to, the inability of Bioverativ, as a new spin off company to operate and compete effectively as an independent company, and the stock price of the common stock of each of the two companies could experience periods of volatility. If we fail to achieve the anticipated benefits of the spin off, our stock price could decline.
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
We are pursuing opportunities to expand our large scale manufacturing capacity for future clinical and commercial requirements for product candidates, which will result in the incurrence of significant investment with no assurance that such investment will be recouped.
While we believe we currently have sufficient large scale manufacturing capacity to meet our near-term manufacturing requirements, it is probable that we would need additional large scale manufacturing capacity to support future clinical and commercial manufacturing requirements for product candidates in our pipeline, if such candidates are successful and approved. We are building a large scale biologics manufacturing facility in Solothurn, Switzerland and acquired an additional manufacturing facility in Research Triangle Park, North Carolina. Due to the long lead times necessary for the expansion of manufacturing capacity, we expect to incur significant investment to build or expand our facilities or obtain third-party contract manufacturers with no assurance that such investment will be recouped. If we are unable to adequately and timely manufacture and supply our products and product candidates or if we do not fully utilize our manufacturing facilities, our business may be harmed.
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
We own or lease real estate primarily consisting of buildings that contain research laboratories, office space and manufacturing operations. For strategic or other operational reasons, we may decide to further consolidate or co-locate certain aspects of our business operations or dispose of one or more of our properties, some of which may be located in markets that are experiencing high vacancy rates and decreasing property values. If we determine that the fair value of any of our owned properties is lower than their book value we may not realize the full investment in these properties and incur significant impairment charges or additional depreciation when the expected useful life of certain assets have been shortened due to the anticipated closing of facilities. If we decide to fully or partially vacate a leased property, such as we expect to do in connection with our intent to cease manufacturing at our facility in Cambridge, Massachusetts by the end of 2016, we may incur significant cost, including facility closing costs, employee separation and retention expenses, lease termination fees, rent expense in excess of sublease income and impairment of leasehold improvements and accelerated depreciation of assets. Any of these events may have an adverse impact on our results of operations.
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
From time to time our Board of Directors authorizes stock repurchase programs, including most recently a $5.0 billion stock repurchase program in July 2016. The amount and timing of stock repurchases are subject to capital availability and our determination that stock repurchases are in the best interest of our stockholders and are in compliance with all respective laws and our agreements applicable to the repurchase of stock. Our ability to repurchase stock will depend upon, among other factors, our cash balances and potential future capital requirements for strategic transactions, results of operations, financial condition, and other factors beyond our control that we may deem relevant. A reduction in, or the completion or expiration of, our stock repurchase programs could have a negative effect on our stock price. We can provide no assurance that we will repurchase stock at favorable prices, if at all.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table summarizes our common stock repurchase activity under our 2016 Share Repurchase Program during the third quarter of 2016:

Period	Total Number of Shares Purchased (#)	Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Programs (#)	Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under Our Programs ($ in millions)
July 2016	—	—	—	$5,000
August 2016	200,859	313.36	200,859	$4,937
September 2016	932,299	306.68	932,299	$4,651
Total	1,133,158	307.86
In July 2016, our Board of Directors authorized a program to repurchase up to $5.0 billion of our common stock (2016 Share Repurchase Program). This authorization does not have an expiration date. Repurchased shares will be retired. The 2016 Share Repurchase Program is in addition to the approximately 1.3 million shares remaining under our February 2011 Share Repurchase Program (2011 Share Repurchase Program), which has been used principally to offset common stock issuances under our share-based compensation plans. During the three and nine months ended September 30, 2016, we repurchased and retired 1.1 million shares of common stock at a cost of $348.9 million under our 2016 Share Repurchase Program. During the nine months ended September 30, 2016 and 2015, we did not repurchase any shares of common stock under our 2011 Share Repurchase Program.
In May 2015, our Board of Directors authorized a program to repurchase up to $5.0 billion of our common stock (2015 Share Repurchase Program), which was completed as of December 31, 2015. During the nine months ended September 30, 2015, we repurchased and retired 9.7 million shares of common stock at a cost of $2,998.2 million under our 2015 Share Repurchase Program.
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
October 26, 2016

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

31.1+	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1++	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101++
The following materials from Biogen Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

+    Filed herewith
++    Furnished herewith