Form 10-K
period 2016-12-31
BIOGEN INC.
filed 2017-02-02
CIK 875045

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐        No ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) computed by reference to the price at which the common stock was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $52,843,669,823.
As of January 27, 2017, the registrant had 215,951,945 shares of common stock, $0.0005 par value, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement for our 2017 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

BIOGEN INC.
ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2016

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

•	expectations, plans and prospects relating to sales, pricing, growth and launch of our marketed and pipeline products;

•	the potential impact of increased product competition in the markets in which we compete;

•	the spin off of our hemophilia business, including its anticipated benefits, costs and tax treatment;

•
the anticipated amount and timing of payments under the Settlement and License Agreement with Forward Pharma A/S (Forward Pharma) and the timing, outcome and impact of administrative, regulatory, legal and other proceedings related to our patents and other proprietary intellectual property rights under our agreement with Forward Pharma;

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

•	the expected financial impact of ceasing manufacturing activities and vacating our biologics manufacturing facility in Cambridge, MA and warehouse space in Somerville, MA;

•	the potential impact on our results of operations and liquidity of the United Kingdom's (U.K.'s) intent to voluntarily depart from the European Union (E.U.);

•	the impact of the continued uncertainty of the credit and economic conditions in certain countries in Europe and our collection of accounts receivable in such countries;

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

These forward-looking statements involve risks and uncertainties, including those that are described in the “Risk Factors” section of this report and elsewhere in this report, that could cause actual results to differ materially from those reflected in such statements. You should not place undue reliance on these statements. Forward-looking statements speak only as of the date of this report. Except as required by law, we do not undertake any obligation to publicly update any forward-looking statements, whether as a result of new information, future developments or otherwise.
NOTE REGARDING COMPANY AND PRODUCT REFERENCES
References in this report to:

•	“Biogen,” the “company,” “we,” “us” and “our” refer to Biogen Inc. and its consolidated subsidiaries;

•	“RITUXAN” refers to both RITUXAN (the trade name for rituximab in the U.S., Canada and Japan) and MabThera (the trade name for rituximab outside the U.S., Canada and Japan);

•
"ELOCTATE" refers to both ELOCTATE (the trade name for Antihemophilic Factor (Recombinant), Fc Fusion Protein in the U.S., Canada and Japan) and ELOCTA (the trade name for Antihemophilic Factor (Recombinant), Fc Fusion Protein in the E.U.); and

•	“ANGIOMAX” refers to both ANGIOMAX (the trade name for bivalirudin in the U.S., Canada and Latin America) and ANGIOX (the trade name for bivalirudin in Europe).
NOTE REGARDING TRADEMARKS
AVONEX®, BENEPALI®, FLIXABI®, PLEGRIDY®, RITUXAN®, TECFIDERA®, TYSABRI® and ZINBRYTA® are registered trademarks of Biogen. FUMADERMTM and SPINRAZATM are trademarks of Biogen. ALPROLIX®, ELOCTATE®, ENBREL®, FAMPYRATM, GAZYVA®, HUMIRA®, OCREVUS®, REMICADE® and other trademarks referenced in this report are the property of their respective owners.

PART I
Item 1.     Business
Overview
Biogen is a global biopharmaceutical company focused on discovering, developing, manufacturing and delivering therapies to people living with serious neurological, rare and autoimmune diseases.
Our marketed products include TECFIDERA, AVONEX, PLEGRIDY, TYSABRI, ZINBRYTA and FAMPYRA for multiple sclerosis (MS), FUMADERM for the treatment of severe plaque psoriasis and SPINRAZA for the treatment of spinal muscular atrophy (SMA). We also have certain business and financial rights with respect to RITUXAN for the treatment of non-Hodgkin's lymphoma, chronic lymphocytic leukemia (CLL) and other conditions, GAZYVA indicated for the treatment of CLL and follicular lymphoma and other potential anti-CD20 therapies under a collaboration agreement with Genentech, Inc. (Genentech), a wholly-owned member of the Roche Group (Roche Group).
We support our drug discovery and development efforts through the commitment of significant resources to discovery, research and development programs and business development opportunities, particularly within areas of our scientific, manufacturing and technical capabilities. For nearly two decades we have led in the research and development of new therapies to treat MS, resulting in our leading portfolio of MS treatments. Now our research is focused on additional improvements in the treatment of MS, such as the development of next generation therapies for MS, with a goal to reverse or possibly repair damage caused by the disease. We are also applying our scientific expertise to solve some of the most challenging and complex diseases, including Alzheimer's disease, Parkinson's disease and amyotrophic lateral sclerosis (ALS), and are employing innovative technologies to discover potential treatments for rare and genetic disorders, including new ways of treating diseases through gene therapy.
Our innovative drug development and commercialization activities are complemented by our biosimilar therapies that expand access to medicines and reduce the cost burden for healthcare systems. We are leveraging our manufacturing capabilities and know-how to develop, manufacture and market biosimilars through Samsung Bioepis, our joint venture with Samsung BioLogics Co. Ltd. (Samsung Biologics). Under this agreement, we are currently manufacturing and commercializing two anti-tumor necrosis factor (TNF) biosimilars in certain European Union (E.U.) countries.

Key Developments
During 2016 we had a number of key developments affecting our business.
Corporate Matters
Hemophilia Spin-Off
In May 2016 we announced our intention to spin off our hemophilia business, Bioverativ Inc. (Bioverativ), as an independent, publicly traded company. Bioverativ will focus on the discovery, development and commercialization of therapies for treatment of hemophilia and other blood disorders, including ELOCTATE for the treatment of hemophilia A and ALPROLIX for the treatment of hemophilia B. Bioverativ will also assume all of our rights and obligations under our collaboration agreement with Swedish Orphan Biovitrum AB (Sobi) and our collaboration and license agreement with Sangamo Biosciences Inc. (Sangamo).
On February 1, 2017, we completed the distribution of all the then outstanding shares of common stock of Bioverativ to Biogen stockholders, who received one share of Bioverativ common stock for every two shares of Biogen common stock. As a result of the distribution, Bioverativ is now an independent public company whose shares of common stock are trading under the symbol "BIVV" on the Nasdaq Global Select Market.
The financial results of Bioverativ are included in our consolidated results of operations and financial position in our audited consolidated financial statements for the periods presented in this Form 10-K. The financial results of Bioverativ will be excluded from our consolidated results of operations and financial position commencing February 1, 2017. For additional information regarding the separation of Bioverativ, please read Note 26, Subsequent Events to our consolidated financial statements included in this report.

Management Changes
During 2016 we appointed several new executives, each of whom has significant experience in the biopharmaceutical industry and is a leader in his or her functional area. These include Michel Vounatsos, Chief Executive Officer, Michael D. Ehlers, Executive Vice President, Research and Development and Paul McKenzie, Executive Vice President, Pharmaceutical Operations and Technology. For additional information related to these and our other Executive Officers, please read "Our Executive Officers" included in this report.
Cost Saving Initiatives
In 2016 we initiated cost saving measures intended to realign our organizational structure in anticipation of the changes in roles and workforce resulting from our decision to spin off our hemophilia business, as well as to achieve further targeted cost reductions.
In December 2016 after an evaluation of our manufacturing capacity and needs, we ceased manufacturing at our Cambridge, MA manufacturing facility and subleased our rights to this facility to Brammer Bio MA, LLC (Brammer). In addition to the sublease, Brammer purchased certain leasehold improvements and other assets at this facility and agreed to provide certain manufacturing and other transition and support services to us.
TECFIDERA Settlement and License Agreement
In January 2017 we agreed to enter into a settlement and license agreement with Forward Pharma A/S (Forward Pharma). The settlement and license agreement provides us an irrevocable license to all intellectual property owned by Forward Pharma and results in the termination of the German Infringement Litigation. Under the terms of the settlement and license agreement with Forward Pharma, we agreed to pay Forward Pharma $1.25 billion in cash. During the fourth quarter of 2016 we recognized a pre-tax charge of $454.8 million related to this matter. For more information on the settlement and license agreement please read Note 21, Commitments and Contingencies to our consolidated financial statements included in this report.

Product/Pipeline Developments

Multiple Sclerosis
TYSABRI (natalizumab)
●
In June 2016 the European Commission (EC) approved a variation to the marketing authorization of TYSABRI, which extended its indication to include relapsing-remitting MS patients with highly active disease activity despite a full and adequate course of treatment with at least one disease modifying therapy. TYSABRI was previously indicated only for patients who had failed to respond to beta-interferon or glatiramer acetate in the E.U.

ZINBRYTA (daclizumab)
● ZINBRYTA was approved for the treatment of relapsing forms of MS in the U.S. in May 2016 and the E.U. in July 2016.

Opicinumab (Anti-LINGO-1)
●
In June 2016 we reported top-line results from SYNERGY, our Phase 2 trial evaluating opicinumab in people with relapsing forms of MS. Opicinumab did not meet the primary endpoint or its secondary efficacy endpoint. However, based on these results, there was a subset of patients within the study that we believe have potential to benefit from treatment, and we are therefore planning another Phase 2 clinical trial related to opicinumab.

Neurodegeneration
Aducanumab (BIIB037)
●
In June 2016 we announced that aducanumab, our investigational treatment for early Alzheimer’s disease, was accepted into the European Medicines Agency's (EMA's) Priority Medicines (PRIME) program. PRIME aims to bring treatments to patients more quickly by enhancing the EMA's support for the development of investigational medicines for diseases without available treatments or in need of better treatment options.

●
In September 2016 aducanumab was granted "Fast Track" designation by the U.S. Food and Drug Administration (FDA). The FDA’s Fast Track program supports the development of new treatments for serious conditions with an unmet medical need such as Alzheimer’s disease.

●
In September 2016 we announced that efficacy and safety data from an additional interim analysis from our Phase 1b study of aducanumab in early Alzheimer's disease were consistent with results previously reported from the Phase 1b study.

●
In December 2016 we presented new data from the Phase 1b study of aducanumab, which included interim results from the titration cohort of the placebo-controlled period of the Phase 1b study as well as data from the first year of the long-term extension. The results supported the ongoing Phase 3 studies of aducanumab for early Alzheimer’s disease.

Rare Diseases
SPINRAZA (nusinersen)
●
In August 2016 we and Ionis Pharmaceuticals, Inc. (Ionis) announced that SPINRAZA met the primary endpoint for the interim analysis of ENDEAR, the Phase 3 trial evaluating SPINRAZA in infantile-onset (consistent with Type 1) SMA. Based on these results, we exercised our option under our collaboration agreement with Ionis to assume development and commercialization of SPINRAZA, and paid Ionis a $75.0 million license fee in connection with our option exercise.

●
In September 2016 we completed the rolling submission of a New Drug Application (NDA) to the FDA for the approval of SPINRAZA, and in October 2016 we filed a marketing authorization application (MAA) with the EMA, which had already granted Accelerated Assessment status to SPINRAZA. These applications have been accepted for review by the applicable regulatory authorities.

● In October 2016 we dosed our first patient in our infantile-onset SMA Expanded Access Program to provide patient access to SPINRAZA.

●
In November 2016 we and Ionis announced that SPINRAZA met the primary endpoint for the interim analysis of CHERISH, the Phase 3 trial evaluating SPINRAZA in later-onset (consistent with Type 2) SMA. The analysis found that children receiving SPINRAZA experienced a highly statistically significant improvement in motor function compared to those who did not receive treatment. SPINRAZA demonstrated a favorable safety profile in the study.

●
In December 2016 SPINRAZA was approved by the FDA for the treatment of SMA in pediatric and adult patients in the U.S. The FDA also issued us a rare pediatric disease priority review voucher with the approval of SPINRAZA, which confers priority review to a subsequent drug application that would not otherwise qualify for priority review.

Biosimilars (Samsung Bioepis - Biogen's Joint Venture with Samsung Biologics)
BENEPALI
●
In January 2016 the EC approved Samsung Bioepis' MAA for BENEPALI, an etanercept biosimilar referencing ENBREL, for marketing in the E.U. Under our agreement with Samsung Bioepis, we are manufacturing and commercializing BENEPALI in specified E.U. countries.

FLIXABI
●
In May 2016 the EC approved Samsung Bioepis' MAA for FLIXABI, an infliximab biosimilar candidate referencing REMICADE, for marketing in the E.U. Under our agreement with Samsung Bioepis, we are manufacturing and commercializing FLIXABI in specified E.U. countries.

Adalimumab (SB5)
● In July 2016 the EMA accepted Samsung Bioepis' MAA for SB5, an adalimumab biosimilar candidate referencing HUMIRA.

Genentech Relationships
GAZYVA (obinutuzumab)
●
In February 2016 the Roche Group announced that the FDA approved GAZYVA plus bendamustine chemotherapy followed by GAZYVA alone as a new treatment for people with follicular lymphoma who did not respond to a RITUXAN-containing regiment, or whose follicular lymphoma returned after such treatment.

●
In May 2016 the Roche Group announced positive results from the Phase 3 GALLIUM study, which investigated the efficacy and safety of GAZYVA in combination with chemotherapy followed by maintenance with GAZYVA alone, compared to RITUXAN in combination with chemotherapy followed by maintenance with RITUXAN alone in previously untreated patients with follicular lymphoma. Results from pre-planned interim analysis showed that GAZYVA-based treatment significantly reduced the risk of disease worsening or death compared to RITUXAN-based treatment.

●
In July 2016 the Roche Group announced that the Phase 3 GOYA study evaluating GAZYVA plus CHOP chemotherapy in people with previously untreated diffuse large B-cell lymphoma did not meet its primary endpoint of significantly reducing the risk of disease worsening or death compared to RITUXAN plus CHOP chemotherapy. Adverse events with GAZYVA and RITUXAN were consistent with those seen in previous clinical trials when each was combined with various chemotherapies.

OCREVUS (ocrelizumab)
●
In June 2016 the Roche Group announced that the EMA validated its MAA of OCREVUS for the treatment of relapsing multiple sclerosis (RMS) and primary progressive multiple sclerosis (PPMS) in the E.U. The FDA has also accepted for review the Roche Group's Biologics License Application (BLA) for OCREVUS for the treatment of RMS and PPMS.

RITUXAN (rituximab)
● In November 2016 Genentech announced the FDA accepted its BLA for a subcutaneous formulation of RITUXAN.

Discontinued Programs
●
During 2016 we discontinued development of amiselimod (MT-1303) under our agreement with Mitsubishi Tanabe Pharma Corporation, and IONIS-DMPKRx under one of our collaboration agreements with Ionis. Additionally, we terminated our collaboration agreements with Rodin Therapeutics, Inc. and Ataxion Inc.

Marketed Products
The following graphs show our revenues by product and revenues from anti-CD20 therapeutic programs and geography as a percentage of revenue for the years ended December 31, 2016, 2015 and 2014.
(1) Interferon includes AVONEX and PLEGRIDY
(2) Other includes ZINBRYTA, FAMPYRA, ELOCTATE, ALPROLIX, FUMADERM, SPINRAZA, BENEPALI and FLIXABI

Product sales for TECFIDERA, AVONEX and TYSABRI and anti-CD20 therapeutic programs for RITUXAN each accounted for more than 10% of our total revenue for the years ended December 31, 2016, 2015 and 2014. For additional financial information about our product and other revenues and geographic areas in which we operate, please read Note 24, Segment Information to our consolidated financial statements, Item 6. Selected Financial Data and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report. A discussion of the risks attendant to our operations is set forth in the “Risk Factors” section of this report.

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
Our MS products and major markets include:

Product	Indication	Collaborator	Major Markets

	Relapsing forms of MS in the U.S. Relapsing-remitting MS (RRMS) in the E.U.	None	U.S. France Germany Italy Spain United Kingdom

	Relapsing forms of MS	None	U.S. France Germany Italy Spain United Kingdom

	Relapsing forms of MS in the U.S. RRMS in the E.U.	None	U.S. France Germany Italy Spain United Kingdom

	Relapsing forms of MS Crohn's disease in the U.S.	None	U.S. France Germany Italy Spain United Kingdom

	Relapsing forms of MS	AbbVie Inc. (AbbVie)	U.S. Germany

	Walking ability for patients with MS	Acorda Therapeutics, Inc. (Acorda)	France Germany Spain
Spinal Muscular Atrophy
SMA is characterized by loss of motor neurons in the spinal cord and lower brain stem, resulting in severe and progressive muscular atrophy and weakness. Ultimately, individuals with the most severe type of SMA can become paralyzed and have difficulty performing the basic functions of life, like breathing and swallowing. Due to a loss of, or defect in the SMN1 gene, people with SMA do not produce enough survival motor neuron (SMN) protein, which is critical for the maintenance of motor neurons. The severity of SMA correlates with the amount of SMN protein. People with Type 1 SMA, the most severe life-threatening form, produce very little SMN protein and do not achieve the ability to sit without support or live beyond two years without respiratory support. People with Type 2 and Type 3 produce greater amounts of SMN protein and have less severe, but still life-altering, forms of SMA.
In December 2016 the FDA approved SPINRAZA for the treatment of SMA in pediatric and adult patients. We are currently in the early stages of commercial launch in the U.S.

Our products for SMA and major markets include:

Product	Indication	Collaborator	Major Markets

	Spinal muscular atrophy	Ionis	U.S.
Other

Product	Indication	Collaborator	Major Markets

	Moderate to severe plaque psoriasis	None	Germany
Biosimilars
Biosimilars are a group of biologic medicines that are similar to currently available biologic therapies known as originators. Under our agreement with Samsung Bioepis, we manufacture and commercialize two anti-TNF biosimilars in certain countries in the E.U.: BENEPALI, an etanercept biosimilar referencing ENBREL and FLIXABI, an infliximab biosimilar referencing REMICADE:

Product	Indication	Major Markets

	Moderate to severe rheumatoid arthritis Progressive psoriatic arthritis Axial spondyloarthritis Moderate to severe plaque psoriasis	Denmark Germany Netherlands Norway United Kingdom

	Rheumatoid arthritis Moderate to severe Crohn's disease Severe ulcerative colitis Severe ankylosing spondylitis Psoriatic arthritis Moderate to severe plaque psoriasis	Germany Netherlands United Kingdom
Genentech Relationships
We have a collaboration agreement with Genentech that entitles us to certain business and financial rights with respect to RITUXAN, GAZYVA and other anti-CD20 product candidates. Current products include:

Product	Indication	Major Markets

	Non-Hodgkin's lymphoma CLL Rheumatoid arthritis Two forms of ANCA-associated vasculitis	U.S. Canada

	In combination with chlorambucil for previously untreated CLL Follicular lymphoma	U.S.
For information about our anti-CD20 therapeutic programs and related agreements with Genentech, please read Note 1, Summary of Significant Accounting Policies and Note 19, Collaborative and Other Relationships to our consolidated financial statements included in this report.

Patient Support and Access
We interact with patients, advocacy organizations and healthcare societies in order to gain insights into unmet needs. The insights gained from these engagements help us support patients with services, programs and applications that are designed to help patients lead better lives. Among other things, we provide customer service and other related programs for our products, such as disease and product specific websites, insurance research services, financial assistance programs, and the facilitation of the procurement of our marketed products.
We are dedicated to helping patients obtain access to our therapies. Our patient representatives have access to a comprehensive suite of financial assistance tools. With those tools, we help patients understand their insurance coverage and, if needed, help patients compare and select new insurance options and programs. In the U.S., we have established programs that provide co-pay assistance or free marketed product for qualified uninsured or underinsured patients, based on specific eligibility criteria. We also provide charitable contributions to independent charitable organizations that assist patients with out-of-pocket expenses associated with their therapy.

Marketing and Distribution
Sales Force and Marketing
We promote our products worldwide, including in the U.S., most of the major countries of the E.U. and Japan, primarily through our own sales forces and marketing groups. In some countries, particularly in areas where we continue to expand into new geographic areas, we partner with third parties. We co-promote ZINBRYTA with AbbVie in the U.S., E.U. and Canadian territories.
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
AbbVie distributes ZINBRYTA in the U.S., and we distribute ZINBRYTA in ex-U.S. markets.
RITUXAN and GAZYVA are marketed and distributed by the Roche Group and its sublicensees.
Our product sales to two wholesale distributors, AmerisourceBergen and McKesson, each accounted for more than 10% of our total revenues for the years ended December 31, 2016, 2015 and 2014, and on a combined basis, accounted for approximately 60% of our gross product revenues for such years, respectively. For additional information, please read Note 1, Summary of Significant Accounting Policies to our consolidated financial statements included in this report.

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

Product	Territory	Patent No.	General Subject Matter	Patent Expiration(1)
TECFIDERA	U.S.	7,619,001	Methods of treatment	2018
	U.S.	7,803,840	Methods of treatment	2018
	U.S.	8,399,514	Methods of treatment	2028
	U.S.	8,524,773	Methods of treatment	2018
	U.S.	6,509,376	Formulations of dialkyl fumarates for use in the treatment of autoimmune diseases	2019
	U.S.	8,759,393	Formulations	2019
	U.S.	7,320,999	Methods of treatment	2020
	Europe	1131065	Formulations of dialkyl fumarates and their use for treating autoimmune diseases	2019(2)
	Europe	2137537	Methods of use	2028(3)
AVONEX and PLEGRIDY	U.S.	7,588,755	Use of recombinant beta interferon for immunomodulation	2026
PLEGRIDY	U.S.	7,446,173	Polymer conjugates of interferon beta-1a	2022
	U.S.	8,524,660	Methods of treatment	2023
	U.S.	8,017,733	Polymer conjugates of interferon beta-1a	2025
	Europe	1656952	Polymer conjugates of interferon-beta-1a and uses thereof	2019
	Europe	1476181	Polymer conjugates of interferon-beta-1a and uses thereof	2023
TYSABRI	U.S.	5,840,299	Humanized immunoglobulins; nucleic acids; pharmaceutical compositions; methods of use	2017
	U.S.	6,602,503	Humanized recombinant antibodies; nucleic acids and host cells; processes for production; therapeutic compositions; methods of use	2020
	U.S.	7,807,167	Methods of treatment	2023
	U.S.	9,493,567	Methods of treatment	2027
	Europe	0804237	Humanized immunoglobulins; nucleic acids; pharmaceutical compositions; medical uses	2020(4)
	Europe	1485127	Methods of use	2023
FAMPYRA	Europe	1732548	Sustained-release aminopyridine compositions for increasing walking speed in patients with MS	2025(5)
	Europe	23775536	Sustained-release aminopyridine compositions for treating MS	2025(6)
ZINBRYTA	U.S.	8,454,965	Methods of treatment	2024
	U.S.	7,258,859	Methods of treatment	2024
	U.S.	9,340,619	Daclizumab HYP compositions	2032
	Europe	1539200	Anti-IL-2-receptor antibody for use in a method of treating a subject with MS	2023
SPINRAZA	U.S.	6,166,197	Oligomeric Compounds Having Pyrimidine Nucleotide(s)	2017
	U.S.	6,210,892	Alteration of Cellular Behavior By Antisense Modulation of MRNA Processing	2018
	U.S.	7,101,993	Oligonucleotides Containing 2’-O-Modified Purines	2023
	U.S.	7,838,657	SMA Treatment Via Targeting of SMN2 Splice Site Inhibitory Sequences	2027
	U.S.	8,110,560	SMA Treatment Via Targeting of SMN2 Splice Site Inhibitory Sequences	2025
	U.S.	8,361,977	Compositions And Methods For Modulation of SMN2 Splicing	2030
	U.S.	8,980,853	Compositions And Methods For Modulation of SMN2 Splicing	2030
	Europe	1910395	Compositions And Methods For Modulation of SMN2 Splicing	2026
	Europe	2548560	Compositions And Methods For Modulation of SMN2 Splicing	2026
Footnotes follow on next page.

(1)	In addition to patent protection, certain of our products are entitled to regulatory exclusivity in the U.S. and the E.U. expected until the dates set forth below:

Product	Territory	Expected Expiration
TECFIDERA	U.S.	2018
	E.U.	2024
PLEGRIDY	U.S.	2026
	E.U.	2024
TYSABRI	U.S.	2016
	E.U.	2016
FAMPYRA	E.U.	2021
ZINBRYTA	U.S.	2028
	E.U.	*
SPINRAZA	U.S.	2023
*ZINBRYTA was not designated a new active substance at the time of its approval in the E.U. and is not automatically entitled to regulatory exclusivity. Regulatory exclusivity may, however, be available for independent development of known active substances. We intend to assert the protection of its data on this basis.

(2)	This patent is subject to granted SPCs in certain European countries, which extended the patent term in those countries to 2024.

(3)
This patent was revoked in a European opposition. This decision is being appealed. The patent is subject to granted SPCs in certain European countries, which extended the patent term in those countries to 2029.

(4)	Reflects SPCs granted in most European countries.

(5)	This patent is subject to granted SPCs in certain European countries, which extended the patent term in those countries to 2026.

(6)	This patent is subject to granted SPCs in certain European countries, which extended the patent term in those countries to 2026.
The existence of patents does not guarantee our right to practice the patented technology or commercialize the patented product. Patents relating to pharmaceutical, biopharmaceutical and biotechnology products, compounds and processes, such as those that cover our existing compounds, products and processes and those that we will likely file in the future, do not always provide complete or adequate protection. Litigation, interferences, oppositions, inter partes reviews or other proceedings are, have been and may in the future be necessary in some instances to determine the validity and scope of certain of our patents, regulatory exclusivities or other proprietary rights, and in other instances to determine the validity, scope or non-infringement of certain patent rights claimed by third parties to be pertinent to the manufacture, use or sale of our products. We may also face challenges to our patents, regulatory exclusivities and other proprietary rights covering our products by manufacturers of generics and biosimilars. A discussion of certain risks and uncertainties that may affect our patent position, regulatory exclusivities and other proprietary rights is set forth in the “Risk Factors” section of this report, and a discussion of legal proceedings related to certain patents described above is set forth in Note 20, Litigation to our consolidated financial statements included in this report.

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
We believe that competition and leadership in the industry is based on managerial and technological excellence and innovation as well as establishing patent and other proprietary positions through research and development. The achievement of a leadership position also depends largely upon our ability to maximize the approval, acceptance and use of products resulting from research and the availability of adequate financial resources to fund facilities, equipment, personnel, clinical testing, manufacturing and marketing. Another key aspect of remaining competitive within the industry is recruiting and retaining leading scientists and technicians. We believe that we have been successful in attracting and retaining skilled and experienced scientific personnel.
Competition among products approved for sale may be based, among other things, on patent position, product efficacy, safety, convenience/delivery devices, reliability, availability and price. In addition, early entry of a new pharmaceutical product into the market may have important advantages in gaining product acceptance and market share. Accordingly, the relative speed with which we can develop products, complete the testing and approval process and supply commercial quantities of products will have a significant impact on our competitive position.
The introduction of new products or technologies, including the development of new processes or technologies by competitors or new information about existing products or technologies, may result in increased competition for our marketed products or pricing pressure on our marketed products. It is also possible that the development of new or improved treatment options or standards of care or cures for the diseases our products treat could reduce or eliminate the use of our products or may limit the utility and application of ongoing clinical trials for our product candidates. We may also face increased competitive pressures as a result of generics and the emergence of biosimilars in the U.S. and E.U. If a generic or biosimilar version of one of our products were approved, it could reduce our sales of that product.

Additional information about the competition that our marketed products face is set forth below.
Multiple Sclerosis
TECFIDERA, AVONEX, PLEGRIDY, TYSABRI and ZINBRYTA each compete with one or more of the following products:

Competing Product	Competitor
AUBAGIO (teriflunomide)	Sanofi
BETASERON/BETAFERON (interferon-beta-1b)	Bayer Group
COPAXONE (glatiramer acetate)	Teva Pharmaceuticals Industries Ltd.
EXTAVIA (interferon-beta-1b)	Novartis AG
GLATOPA (glatiramer acetate)	Sandoz, a division of Novartis AG
GILENYA (fingolimod)	Novartis AG
LEMTRADA (alemtuzumab)	Sanofi
REBIF (interferon-beta-1)	Merck KGaA (and co-promoted with Pfizer Inc. in the U.S.)
FAMPYRA is indicated as a treatment to improve walking in adult patients with MS who have walking disability and is the first treatment that addresses this unmet medical need with demonstrated efficacy in people with all types of MS. FAMPYRA is currently the only therapy approved to improve walking in patients with MS.
Competition in the MS market is intense. Along with us, a number of companies are working to develop additional treatments for MS that may in the future compete with our MS products. One such product candidate is OCREVUS, a potential treatment for RMS and PPMS being developed by Genentech. While we have a financial interest in OCREVUS, future sales of our MS products may be adversely affected by the commercialization of OCREVUS, as well as by other MS products we or our competitors are developing. Future sales may also be negatively impacted by the introduction of generics, prodrugs of existing therapeutics or biosimilars of existing products.

Spinal Muscular Atrophy
SPINRAZA is the only approved treatment for SMA. We are aware of other products in development that, if successfully developed and approved, may compete with SPINRAZA in the SMA market.
Psoriasis
FUMADERM competes with several different types of therapies in the psoriasis market within Germany, including oral systemics such as methotrexate and cyclosporine.
Biosimilars
BENEPALI and FLIXABI, the two biosimilars we currently manufacture and commercialize in the E.U. for Samsung Bioepis, compete with their applicable reference products, ENBREL and REMICADE, respectively, as well as other biosimilars of those reference products.

Genentech Relationships in Other Indications
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

Product Candidate	Collaborator	PHASE 1	PHASE 2	PHASE 3	FILED
OCREVUS	Genentech (Roche Group)	Primary Progressive & Relapsing Multiple Sclerosis

Biosimilar adalimumab	Samsung Bioepis	Multiple Immunology Indications in Europe

GAZYVA	Genentech (Roche Group)	Front-Line Indolent Non Hodgkin’s Lymphoma

Aducanumab	Neurimmune SubOne AG	Alzheimer's Disease

E2609	Eisai Co., Ltd. (Eisai)	Alzheimer's Disease

BIIB074	None	Trigeminal Neuralgia

BIIB074	None	Lumbosacral Radiculopathy

BIIB074	None	Erythromelalgia

BAN2401	Eisai	Alzheimer's Disease

Opicinumab (anti-LINGO-1)	None	Multiple Sclerosis

TYSABRI	None	Acute Ischemic Stroke

rAAV-XLRS	AGTC	X-linked Juvenile Retinoschisis

BG00011 (STX-100)	None	Idiopathic Pulmonary Fibrosis

Dapirolizumab pegol	UCB Pharma	Lupus

BIIB059 (Anti-BDCA02)	None	Lupus

BIIB061	None	MS

BIIB054	None	PD*

BIIB067 (IONIS-SOD1Rx)	Ionis	ALS**

BIIB068 (BTK Inhibitor)	None	A***
* Parkinson's Disease
** Amyotrophic Lateral Sclerosis
*** Autoimmune
For information about certain of our agreements with collaborators and other third parties, please read the subsection entitled “Business Relationships” below and Note 19, Collaborative and Other Relationships to our consolidated financial statements included in this report.

Late Stage Product Candidates
Additional information about our late stage product candidates, which includes programs in Phase 3 development or in registration stage, is set forth below.

Neurodegeneration
Aducanumab (BIIB037)
●
In September 2015 we enrolled our first patient in our two global Phase 3 studies, ENGAGE and EMERGE. ENGAGE and EMERGE will assess the efficacy and safety of aducanumab, our investigational treatment for early Alzheimer's disease, in approximately 2,700 people with early Alzheimer's disease. The studies are identical in design and eligibility criteria. Each study will be conducted in more than 20 countries in North America, Europe and Asia. In October 2015 we announced that we received FDA agreement on a special protocol assessment on the Phase 3 study protocols.

●
In June 2016 we announced that aducanumab was accepted into the European Medicines Agency's (EMA's) Priority Medicines (PRIME) program. PRIME aims to bring treatments to patients more quickly by enhancing the EMA's support for the development of investigational medicines for diseases without available treatments or in need of better treatment options.

●
In September 2016 aducanumab was granted Fast Track designation by the FDA. The FDA’s Fast Track program supports the development of new treatments for serious conditions with an unmet medical need such as Alzheimer’s disease. We also announced that in a recently completed interim analysis from our Phase 1b study of aducanumab in early Alzheimer's disease efficacy and safety data were consistent with results previously reported.

●
In December 2016 we presented new data from the Phase 1b study of aducanumab, which included interim results from the titration cohort of the placebo-controlled period of the Phase 1b study as well as data from the first year of the long-term extension. The results supported the ongoing Phase 3 studies of aducanumab for early Alzheimer’s disease.

E2609
●
In October 2016 Eisai announced enrollment has commenced in MISSION AD, a Phase 3 clinical program of the beta secretase cleaving enzyme (BACE) inhibitor E2609 in patients with early Alzheimer's disease in the U.S.

Biosimilars (Samsung Bioepis - Biogen's Joint Venture with Samsung Biologics)
Adalimumab (SB5)
●
In July 2016 the EMA accepted Samsung Bioepis' MAA for SB5, an adalimumab biosimilar candidate referencing HUMIRA. If approved by the EC, we will manufacture and commercialize SB5 in specified E.U. countries.

Genentech Relationships
GAZYVA (obinutuzumab)
●
The Roche Group is managing GALLIUM, a Phase 3 study examining the efficacy and safety of GAZYVA plus chemotherapy followed by GAZYVA alone for up to two years, as compared head-to-head against RITUXAN plus chemotherapy followed by RITUXAN alone for up to two years. At a pre-planned interim analysis in May 2016, an independent data monitoring committee determined that the study met its primary endpoint early. The results showed GAZYVA-based treatment significantly reduced the risk of disease worsening or death (progression-free survival) compared to RITUXAN-based treatment.

OCREVUS (ocrelizumab)
●
In June 2015 the Roche Group announced positive results from two Phase 3 studies evaluating OCREVUS compared with interferon beta-1a in people with relapsing forms of MS. Treatment with OCREVUS compared with interferon beta-1a significantly reduced the annualized relapse rate over a two-year period; significantly reduced the progression of clinical disability; and led to a significant reduction in the number of lesions in the brain as measured by MRI.

●
In September 2015 the Roche Group announced positive results from a Phase 3 study evaluating OCREVUS in people with PPMS. Treatment with OCREVUS significantly reduced the progression of clinical disability compared with placebo, as measured by the Expanded Disability Status Scale.

●
In June 2016 the Roche Group announced that the EMA validated its MAA of OCREVUS for the treatment of RMS and PPMS in the E.U. The FDA has also accepted for review its BLA for OCREVUS for the treatment of RMS and PPMS, and has granted the application priority review designation. Under our agreement with Genentech, if OCREVUS is approved, we will receive tiered royalty payments on sales of OCREVUS in the U.S.

Business Relationships
As part of our business strategy, we establish business relationships, including joint ventures and collaborative arrangements with other companies, universities and medical research institutions, to assist in the clinical development and/or commercialization of certain of our products and product candidates and to provide support for our research programs. We also evaluate opportunities for acquiring products or rights to products and technologies that are complementary to our business from other companies, universities and medical research institutions.
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
AbbVie, Inc.
We have a collaboration agreement with AbbVie aimed at advancing the development and commercialization of ZINBRYTA in MS. Under the agreement, we and AbbVie conduct ZINBRYTA co-promotion activities in the U.S., E.U. and Canadian territories, and we are responsible for manufacturing and research and development activities.
Acorda Therapeutics, Inc.
We collaborate with Acorda to develop and commercialize products containing fampridine, such as FAMPYRA, in markets outside the U.S. We also have responsibility for regulatory activities and the future clinical development of related products in those markets.
Applied Genetic Technologies Corporation
We have a collaboration agreement with Applied Genetic Technologies Corporation (AGTC) to develop gene-based therapies for multiple ophthalmic diseases. The collaboration focuses on the development of a clinical-stage candidate for X-linked Retinoschisis (XLRS) and a preclinical candidate for the treatment of X-linked Retinitis Pigmentosa (XLRP), for which we were granted worldwide commercialization rights. The agreement also provides us with options to early stage discovery programs in two ophthalmic diseases and one non-ophthalmic condition.

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
Genentech (Roche Group)
We have a collaboration agreement with Genentech which entitles us to certain financial and other rights with respect to RITUXAN, GAZYVA and other anti-CD20 product candidates. Additionally, under our agreement with Genentech, if OCREVUS is approved, we will receive tiered royalty payments on sales of OCREVUS in the U.S.
Ionis Pharmaceuticals, Inc.
We have an exclusive, worldwide option and collaboration agreement with Ionis relating to the development and commercialization of up to three gene targets, and an exclusive worldwide option and collaboration agreement with Ionis under which both companies are developing and commercializing SPINRAZA for the treatment of SMA.
We also have a six-year research collaboration agreement with Ionis, under which both companies perform discovery level research and will develop and commercialize antisense and other therapeutics for the treatment of neurological disorders.

Samsung Bioepis
We and Samsung Biologics established a joint venture, Samsung Bioepis, to develop, manufacture and market biosimilar pharmaceuticals. We also have an agreement with Samsung Bioepis to commercialize, over a 10-year term, three anti-TNF biosimilar product candidates in specified E.U. countries and, in the case of BENEPALI, Japan. Under this agreement, we are manufacturing and commercializing BENEPALI, an etanercept biosimilar referencing ENBREL and FLIXABI, an infliximab biosimilar referencing REMICADE.
In addition to our joint venture and commercialization agreement with Samsung Bioepis, we license certain of our proprietary technology to Samsung Bioepis in connection with Samsung Bioepis' development, manufacture and commercialization of its biosimilar products. We also provide technical development and technology transfer services to Samsung Bioepis, and manufacture clinical and commercial quantities of bulk drug substance of Samsung Bioepis' biosimilar products.
University of Pennsylvania
We have a collaboration and alliance with the University of Pennsylvania to advance gene therapy and gene editing technologies. The collaboration will primarily focus on the development of therapeutic approaches that target the eye, skeletal muscle and the central nervous system. The alliance is also expected to focus on the research and validation of next-generation gene transfer technology using adeno-associated virus gene delivery vectors and exploring the expanded use of genome editing technology as a potential therapeutic platform.

Regulatory
Our current and contemplated activities and the products, technologies and processes that result from such activities are subject to substantial government regulation.
Regulation of Pharmaceuticals
Product Approval and Post-Approval Regulation in the U.S.
APPROVAL PROCESS
Before new pharmaceutical products may be sold in the U.S., preclinical studies and clinical trials of the products must be conducted and the results submitted to the FDA for approval. With limited exceptions, the FDA requires companies to register both pre-approval and post-approval clinical trials and disclose clinical trial results in public databases. Failure to register a trial or disclose study results within the required time periods could result in penalties, including civil monetary penalties. Clinical trial programs must establish efficacy, determine an appropriate dose and dosing regimen, and define the conditions for safe use. This is a high-risk process that requires stepwise clinical studies in which the candidate product must successfully meet predetermined endpoints. The results of the preclinical and clinical testing of a product are then submitted to the FDA in the form of a BLA or a NDA. In response to a BLA or NDA, the FDA may grant marketing approval, request additional information or deny the application if it determines the application does not provide an adequate basis for approval.
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

The FDA has developed four distinct approaches intended to make therapeutically important drugs available as rapidly as possible, especially when the drugs are the first available treatment or have advantages over existing treatments: accelerated approval, fast track, breakthrough therapy and priority review.

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

•
Fast Track Status: The FDA may grant "fast track" status to products that treat a serious condition and have data demonstrating the potential to address an unmet medical need or a drug that has been designated as a qualified infectious disease product.

•
Breakthrough Therapy: The FDA may grant “breakthrough therapy” status to drugs designed to treat, alone or in combination with another drug or drugs, a serious or life-threatening disease or condition and for which preliminary clinical evidence suggests a substantial improvement over existing therapies. Such drugs need not address an unmet need, but are nevertheless eligible for expedited review if they offer the potential for an improvement. Breakthrough therapy status entitles the sponsor to earlier and more frequent meetings with the FDA regarding the development of nonclinical and clinical data and permits the FDA to offer product development or regulatory advice for the purpose of shortening the time to product approval. Breakthrough therapy status does not guarantee that a product will be developed or reviewed more quickly and does not ensure FDA approval.

•
Priority Review: Priority Review only applies to applications (original or efficacy supplement) for a drug that treats a serious condition and, if approved, would provide a significant improvement in safety or effectiveness. Priority Review may also be granted for any supplement that proposes a labeling change due to studies completed in response to a written request from FDA for pediatric studies, for an application for a drug that has been designated as a qualified infectious disease product, or any application or supplement for a drug submitted with a priority review voucher.

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
Product Approval and Post-Approval Regulation Outside the U.S.
We market our products in numerous jurisdictions outside the U.S. Most of these jurisdictions have product approval and post-approval regulatory processes that are similar in principle to those in the U.S. In Europe, for example, where a substantial part of our ex-U.S. efforts are focused, there are several tracks for marketing approval, depending on the type of product for which approval is sought. Under the centralized procedure, a company submits a single application to the EMA. The marketing application is similar to the NDA or BLA in the U.S. and is evaluated by the Committee for Medicinal Products for Human Use (CHMP), the expert scientific committee of the EMA. If the CHMP determines that the marketing application fulfills the requirements for quality, safety, and efficacy, it will submit a favorable opinion to the EC. The CHMP opinion is not binding, but is typically adopted by the EC. A marketing application approved by the EC is valid in all member states. The centralized procedure is required for all biological products, orphan medicinal products, and new treatments for neurodegenerative disorders, and it is available for certain other products, including those which constitute a significant therapeutic, scientific or technical innovation.
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
Good Manufacturing Practices
Regulatory agencies regulate and inspect equipment, facilities and processes used in the manufacturing and testing of pharmaceutical and biologic products prior to approving a product. If, after receiving clearance from regulatory agencies, a company makes a material change in manufacturing equipment, location or process, additional regulatory review and approval may be required. We also must adhere to current Good Manufacturing Practices (cGMP) and product-specific regulations enforced by regulatory agencies following product approval. The FDA, the EMA and other regulatory agencies also conduct periodic visits to re-inspect equipment, facilities and processes following the initial approval of a product. If, as a result of these inspections, it is determined that our equipment, facilities or processes do not comply with applicable regulations and conditions of product approval, regulatory agencies may seek civil, criminal or administrative sanctions or remedies against us, including significant financial penalties and the suspension of our manufacturing operations.
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

Approval of Biosimilars
The Patient Protection and Affordable Care Act (PPACA) amended the Public Health Service Act (PHSA) to authorize the FDA to approve biological products, referred to as biosimilars or follow-on biologics, that are shown to be highly similar to previously approved biological products based upon potentially abbreviated data packages. The biosimilar must show it has no clinically meaningful differences in terms of safety and effectiveness from the reference product, and only minor differences in clinically inactive components are allowable in biosimilars products. The approval pathway for biosimilars does, however, grant a biologics manufacturer a 12-year period of exclusivity from the date of approval of its biological product before biosimilar competition can be introduced. There is uncertainty, however, as the approval framework for biosimilars originally was enacted as part of the PPACA. In 2017, there are likely to be federal legislative and administrative efforts to repeal, substantially modify or invalidate some or all of the provisions of the PPACA. If the PPACA is repealed, substantially modified or invalidated, it is unclear what, if any, impact such action would have on biosimilar regulation.
Biosimilars legislation has also been in place in the E.U. since 2003. In December 2012 guidelines issued by the EMA for approving biosimilars of marketed monoclonal antibody products became effective. In the E.U., biosimilars have been approved under a specialized pathway of centralized procedures. The pathway allows sponsors of a biosimilar to seek and obtain regulatory approval based in part on the clinical trial data of an innovator product to which the biosimilar has been demonstrated to be “similar”. In many cases, this allows biosimilars to be brought to market without conducting the full complement of clinical trials typically required for novel biologic drugs.

Orphan Drug Act
Under the U.S. Orphan Drug Act, the FDA may grant orphan drug designation to drugs or biologics intended to treat a “rare disease or condition,” which generally is a disease or condition that affects fewer than 200,000 individuals in the U.S. If a product which has an orphan drug designation subsequently receives the first FDA approval for the indication for which it has such designation, the product is entitled to orphan exclusivity, i.e., the FDA may not approve any other applications to market the same drug for the same indication for a period of seven years following marketing approval, except in certain very limited circumstances, such as if the later product is shown to be clinically superior to the orphan product. Legislation similar to the U.S. Orphan Drug Act has been enacted in other countries to encourage the research, development and marketing of medicines to treat, prevent or diagnose rare diseases. In the E.U., medicinal products intended for diagnosis, prevention or treatment of life-threatening or very serious diseases affecting less than five in 10,000 people receive 10-year market exclusivity, protocol assistance and access to the centralized procedure for marketing authorization. SPINRAZA has been granted orphan drug designation in the U.S., E.U. and Japan.
Regulation Pertaining to Pricing and Reimbursement
In both domestic and foreign markets, sales of our products depend, in part, on the availability and amount of reimbursement by third-party payors, including governments, private health plans and other organizations. Substantial uncertainty exists regarding the pricing reimbursement of our products, and drug prices continue to receive significant scrutiny. Governments may regulate coverage, reimbursement and pricing of our products to control cost or affect utilization of our products. Challenges to our pricing strategies, by either government or private stakeholders, could harm our business. The U.S. and foreign governments have enacted and regularly consider additional reform measures that affect health care coverage and costs. Private health plans may also seek to manage cost and utilization by implementing coverage and reimbursement limitations. Other payors, including managed care organizations, health insurers, pharmacy benefit managers, government health administration authorities and private health insurers, seek price discounts or rebates in connection with the placement of our products on their formularies and, in some cases, the imposition of restrictions on access or coverage of particular drugs or pricing determined based on perceived value.

Within the U.S.

•
Medicaid: Medicaid is a joint federal and state program that is administered by the states for low income and disabled beneficiaries. Under the Medicaid Drug Rebate Program, we are required to pay a rebate for each unit of product reimbursed by the state Medicaid programs. The amount of the rebate is established by law and is adjusted upward if average manufacture price (AMP) increases more than inflation (measured by the Consumer Price Index - Urban). The rebate amount is calculated each quarter based on our report of current AMP and best price for each of our products to the Centers for Medicare & Medicaid Services (CMS). The requirements for calculating AMP and best price are complex. We are required to report any revisions to AMP or best price previously reported within a certain period, which revisions could affect our rebate liability for prior quarters. In addition, if we fail to provide information timely or we are found to have knowingly submitted false information to the government, the statute governing the Medicaid Drug Rebate Program provides for civil monetary penalties.

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

•
Medicare Part D provides coverage to enrolled Medicare patients for self-administered drugs (i.e., drugs that are not administered by a physician). Medicare Part D is administered by private prescription drug plans approved by the U.S. government and each drug plan establishes its own Medicare Part D formulary for prescription drug coverage and pricing, which the drug plan may modify from time-to-time. The prescription drug plans negotiate pricing with manufacturers and pharmacies, and may condition formulary placement on the availability of manufacturer discounts. In addition, manufacturers, including us, are required to provide to CMS a 50% discount on brand name prescription drugs utilized by Medicare Part D beneficiaries when those beneficiaries reach the coverage gap in their drug benefits.

•
Federal Agency Discounted Pricing: Our products are subject to discounted pricing when purchased by federal agencies via the Federal Supply Schedule (FSS). FSS participation is required for our products to be covered and reimbursed by the Veterans Administration (VA), Department of Defense, Coast Guard and Public Health Service (PHS). Coverage under Medicaid, Medicare and the PHS pharmaceutical pricing program is also conditioned upon FSS participation. FSS pricing is intended not to exceed the price that we charge our most-favored non-federal customer for a product. In addition, prices for drugs purchased by the VA, Department of Defense (including drugs purchased by military personnel and dependents through the TriCare retail pharmacy program), Coast Guard and PHS are subject to a cap on pricing equal to 76% of the non-federal average manufacturer price (non-FAMP). An additional discount applies if non-FAMP increases more than inflation (measured by the Consumer Price Index - Urban). In addition, if we fail to provide information timely or we are found to have knowingly submitted false information to the government, the governing statute provides for civil monetary penalties.

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

Outside the U.S.
Outside the U.S., the E.U. represents a major market. Within the E.U., our products are paid for by a variety of payors, with governments being the primary source of payment. Governments may determine or influence reimbursement of products. Governments may also set prices or otherwise regulate pricing. Negotiating prices with governmental authorities can delay commercialization of our products. Governments may use a variety of cost-containment measures to control the cost of products, including price cuts, mandatory rebates, value-based pricing, and reference pricing (i.e., referencing prices in other countries and using those reference prices to set a price). Budgetary pressures in many E.U. countries are continuing to cause governments to consider or implement various cost-containment measures, such as price freezes, increased price cuts and rebates, and expanded generic substitution and patient cost-sharing.
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
NIH Guidelines
We seek to conduct research at our U.S. facilities in compliance with the current U.S. National Institutes of Health Guidelines for Research Involving Recombinant DNA Molecules (NIH Guidelines). By local ordinance, we are required to, among other things, comply with the NIH Guidelines in relation to our facilities in RTP, North Carolina and are required to operate pursuant to certain permits.
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

Manufacturing
We are committed to ensuring an uninterrupted supply of medicines to patients around the world. To that end, we continually review our manufacturing capacity, capabilities, processes and facilities. We believe that our manufacturing facilities, together with the third-party contract manufacturing organizations we outsource to, currently provide sufficient capacity for our products and the contract manufacturing services we provide to Samsung Bioepis, our joint venture that develops, manufactures and markets biosimilars, and other strategic contract manufacturing partners. In light of the development of our pipeline, we are expanding our production capacity by building a large-scale biologics manufacturing facility in Solothurn, Switzerland, which is expected to be operational by the end of the decade.
Manufacturing Facilities
Our drug substance manufacturing facilities include:

Facility	Drug Substance Manufactured
RTP, North Carolina	ALPROLIX AVONEX ELOCTATE PLEGRIDY TYSABRI ZINBRYTA Other*

Hillerød, Denmark	TYSABRI Biosimilars
* Other includes products manufactured for contract manufacturing partners
In addition to our drug substance manufacturing facilities, we have a drug product manufacturing facility and supporting infrastructure in RTP, North Carolina. This parenteral facility adds capabilities and capacity for filling biologics into vials.
We also lease from Eisai an oral solid dose products manufacturing facility in RTP, North Carolina, where we manufacture TECFIDERA and other oral solid dose products, including products for Eisai. This facility supplements our outsourced small molecule manufacturing capabilities. Under our lease arrangement, Eisai may provide us with packaging services for oral solid dose products. In August 2015 we agreed to purchase this facility following the expiration of our current three-year lease in the third quarter of 2018 and Eisai's completion of certain activities.
For a period of time following the spin-off of Bioverativ, we agreed to manufacture and supply, exclusively for Bioverativ, drug substance, drug product and finished goods with respect to ELOCTATE and ALPROLIX and pipeline product candidates.

Genentech is responsible for all worldwide manufacturing activities for bulk RITUXAN and GAZYVA and has sourced the manufacture of certain bulk RITUXAN and GAZYVA requirements to a third party, Acorda Therapeutics supplies FAMPYRA to us pursuant to its supply agreement with Alkermes, Inc. and Ionis supplies the active pharmaceutical ingredient (API) for SPINRAZA.
Third-Party Suppliers and Manufacturers
We principally use third parties to manufacture the API, except as noted above for SPINRAZA, and, to a lesser extent, the final product for our small molecule products and product candidates, including TECFIDERA and FUMADERM and the final drug product for our large molecule products and product candidates, including SPINRAZA.
We source all of our fill-finish and the majority of final product assembly and storage operations for our products, along with a substantial part of our packaging operations, to a concentrated group of third-party contract manufacturing organizations. We have internal label and packaging capability for clinical and commercial products at our Hillerød facility. Raw materials, delivery devices, such as syringes and auto-injectors, and other supplies required for the production of our products and product candidates are procured from various third-party suppliers and manufacturers in quantities adequate to meet our needs. Continuity of supply of such raw materials, devices and supplies is assured using a strategy of dual sourcing where possible or by a risk-based inventory strategy. Our third-party service providers, suppliers and manufacturers may be subject to routine cGMP inspections by the FDA or comparable agencies in other jurisdictions and undergo assessment and certification by our quality management group.

Our Employees
As of December 31, 2016, we had approximately 7,400 employees worldwide.
Our Executive Officers (as of February 2, 2017)

Officer	Current Position	Age	Year Joined Biogen
Michel Vounatsos	Chief Executive Officer	55	2016
Susan H. Alexander	Executive Vice President, Chief Legal Officer and Corporate Secretary	60	2006
Paul J. Clancy	Executive Vice President, Finance and Chief Financial Officer	55	2001
Gregory F. Covino	Vice President, Finance and Chief Accounting Officer	51	2012
Michael D. Ehlers	Executive Vice President, Research and Development	48	2016
Paul McKenzie	Executive Vice President, Pharmaceutical Operations and Technology	51	2016
Kenneth DiPietro	Executive Vice President, Human Resources	58	2012
Adriana (Andi) Karaboutis	Executive Vice President, Technology, Business Solutions and Corporate Affairs	54	2014
Alfred W. Sandrock, Jr., M.D., Ph.D.	Chief Medical Officer and Executive Vice President of Neurology Discovery and Development	59	1998

Michel Vounatsos
Experience
Mr. Vounatsos has served as our Chief Executive Officer since January 2017. Prior to that, from April 2016 to December 2016, Mr. Vounatsos served as our Executive Vice President and Chief Commercial Officer. Prior to joining Biogen, Mr. Vounatsos spent 20 years at Merck where he most recently served as President, Primary Care, Customer Business Line. In this role, he led Merck’s global primary care business unit, a role which encompassed Merck’s cardiology-metabolic, general medicine, women’s health and biosimilars groups and developed and instituted a strategic framework for enhancing the company’s relationships with key constituents, including the most significant providers, payers and retailers and the world’s largest governments. Mr. Vounatsos previously held leadership positions across Europe and in China for Merck. Prior to that, Mr. Vounatsos held management positions at Ciba-Geigy.

Education
● Universite Victor Segalen, Bordeaux II, France, C.S.C.T. Certificate in Medicine
● HEC School of Management - Paris, M.B.A.

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

Public Company Boards
● Board of Directors of Invacare Corporation, a medical and healthcare product company
Education
● Wellesley College, B.A
● Boston University School of Law, J.D.

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

Education
● Bryant University, B.S. in Business Administration

Michael D. Ehlers
Experience
Dr. Ehlers has served as our Executive Vice President, Head of R&D since May 2016. Prior to joining Biogen, Dr. Ehlers served in leadership positions at Pfizer, Inc., including Senior Vice President & Head BioTherapeutics R&D and Chief Scientific Officer, Neuroscience & Pain. Prior to that, Dr. Ehlers was the George Barth Geller Professor of Neurobiology and an Investigator of the Howard Hughes Medical Institute at Duke University Medical Center. He is the recipient of numerous awards including the Eppendorf & Science Prize in Neurobiology, the John J. Abel Award in Pharmacology, the Society for Neuroscience Young Investigator Award, a National Institute of Mental Health MERIT Award, the National Alliance for Schizophrenia and Depression Distinguished Investigator Award, and the Massachusetts Medical Society Honored Business Leader Award. In 2013, Dr. Ehlers became the 11th recipient of the Thudichum Medal of the Biochemical Society of the United Kingdom. Past recipients include two Nobel laureates. Dr. Ehlers has authored over 100 scientific papers, has served on the Editorial Boards of Annual Reviews in Medicine, Annual Reviews in Pharmacology and Toxicology, the Journal of Neuroscience, the Journal of Biological Chemistry, the Journal of Molecular and Cellular Neuroscience, and has sat on advisory committees of the National Institutes of Health.

Outside Affiliations
●	PhRMA Foundation Basic Pharmacology Advisory Committee
●	Janelia Research Institute Advisory Committee
●	McKnight Endowment Fund for Neuroscience Board
●	World Economic Forum Global Agenda Council on Brain Research
Education
●	California Institute of Technology, B.S. Chemistry
●	The John Hopkins University School of Medicine, M.D.
●	The John Hopkins University School of Medicine, Ph.D. Neuroscience

Paul McKenzie
Experience
Dr. McKenzie has served as our Executive Vice President, Pharmaceutical Operations and Technology since July 2016. Prior to that, from February 2016 to June 2016, he served as our Senior Vice President for Global Biologics Manufacturing & Technical Operations. Prior to joining Biogen, since 2008, Dr. McKenzie held a number of positions of increasing responsibility at Johnson & Johnson (J&J), including Vice President of R&D for J&J’s Ethicon business where he led the manufacturing and technical operations team responsible for internal and external manufacturing of Janssen’s pharmaceutical portfolio. He also ran global Development for Janssen R&D, helping to manage pipeline activities from discovery through clinical development and commercialization. Prior to J&J, Dr. McKenzie also held various R&D and manufacturing positions at Bristol-Myers Squibb and Merck & Co.

Education
● University of Pennsylvania, B.S. Chemical Engineering
● Carnegie Mellon University, Ph.D. Chemical Engineering

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
Our current revenues depend upon continued sales of our principal products, and, unless we develop or acquire rights to new products and technologies, we may be substantially dependent on sales from our principal products for many years. Further, following the completion of the spin-off of our hemophilia business, our revenues will be further reliant and concentrated on sales of our MS products in an increasingly competitive market, and revenue from sales of our product for spinal muscular atrophy. Any of the following negative developments relating to any of our principal products may adversely affect our revenues and results of operations or could cause a decline in our stock price:

•	safety or efficacy issues;

•	the introduction or greater acceptance of competing products;

•
constraints and additional pressures on product pricing or price increases, including those resulting from governmental or regulatory requirements, increased competition, or changes in, or implementation of, reimbursement policies and practices of payors and other third parties; or

•	adverse legal, administrative, regulatory or legislative developments.
SPINRAZA was recently approved by the FDA, and is in the early stages of commercial launch. In addition to risks associated with new product launches and the other factors described in these “Risk Factors”, our ability to successfully commercialize SPINRAZA may be adversely affected due to:

•	our limited marketing experience within the spinal muscular atrophy market, which may impact our ability to develop relationships with the associated medical and scientific community;

•	the lack of readiness of healthcare providers to treat patients with spinal muscular atrophy;

•	the effectiveness of our commercial strategy for marketing SPINRAZA; and

•
our ability to maintain a positive reputation among patients, healthcare providers and others in the spinal muscular atrophy community, which may be impacted by pricing and reimbursement decisions relating to SPINRAZA.

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
Sales of our products depend, to a significant extent, on adequate coverage, pricing and reimbursement from third-party payors, which are subject to increasing and intense pressure from political, social, competitive and other sources. Our inability to maintain adequate coverage, or a reduction in pricing or reimbursement, could have an adverse effect on our business, revenues and results of operations and could cause a decline in our stock price.
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
Our failure to maintain adequate coverage, pricing, or reimbursement for our products would have an adverse effect on our business, revenues and results of operations, could curtail or eliminate our ability to adequately fund research and development programs for the discovery and commercialization of new products and could cause a decline in our stock price.
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
In the U.S., federal and state legislatures, health agencies and third-party payors continue to focus on containing the cost of health care. Legislative and regulatory proposals and enactments to reform health care insurance programs could significantly influence the manner in which our products are prescribed and purchased. For example, provisions of the PPACA have resulted in changes in the way health care is paid for by both governmental and private insurers, including increased rebates owed by manufacturers under the Medicaid Drug Rebate Program, annual fees and taxes on manufacturers of certain branded prescription drugs, the requirement that manufacturers participate in a discount program for certain outpatient drugs under Medicare Part D and the expansion of the number of hospitals eligible for discounts under Section 340B of the Public Health Service Act. These changes have had and are expected to continue to have a significant impact on our business. In 2017, we may face uncertainties as a result of likely federal and administrative efforts to repeal, substantially modify or invalidate some or all of the provisions of the PPACA. There is no assurance that the PPACA, as currently enacted or as amended in the future, will not adversely affect our business and financial results, and we cannot predict how future federal or state legislative or administrative changes relating to healthcare reform will affect our business.
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
Our success depends in part on our ability to obtain and defend patent and other intellectual property rights that are important to the commercialization of our products and product candidates. The degree of patent protection that will be afforded to our products and processes in the U.S. and in other important markets remains uncertain and is dependent upon the scope of protection decided upon by the patent offices, courts, administrative bodies and lawmakers in these countries. We can provide no assurance that we will successfully obtain or preserve patent protection for the technologies incorporated into our products and processes, or that the protection obtained will be of sufficient breadth and degree to protect our commercial interests in all countries where we conduct business. If we cannot prevent others from exploiting our inventions, we will not derive the benefit from them that we currently expect. Furthermore, we can provide no assurance that our products will not infringe patents or other intellectual property rights held by third parties.
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
Litigation, interferences, oppositions, inter partes reviews or other proceedings are, have been and may in the future be necessary in some instances to determine the validity and scope of certain of our proprietary rights, and in other instances to determine the validity, scope or non-infringement of certain patent rights claimed by third parties to be pertinent to the manufacture, use or sale of our products. We may also face challenges to our patent and regulatory protections covering our products by third parties, including manufacturers of generics and biosimilars that may choose to launch or attempt to launch their products before the expiration of our patent or regulatory exclusivity. Litigation, interference, oppositions, inter partes reviews, administrative challenges or other similar types of proceedings are unpredictable and may be protracted, expensive and distracting to management. The outcome of such proceedings could adversely affect the validity and scope of our patent or other proprietary rights, hinder our ability to manufacture and market our products, require us to seek a license for the infringed product or technology or result in the assessment of significant monetary damages against us that may exceed amounts, if any, accrued in our financial statements. An adverse determination in a judicial or administrative proceeding or a failure to obtain necessary licenses could prevent us from manufacturing or selling our products. Furthermore, payments under any licenses that we are able to obtain would reduce our profits derived from the covered products and services.
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
Conducting clinical trials is a complex, time-consuming and expensive process. Our ability to complete clinical trials in a timely fashion depends in large part on a number of key factors. These factors include protocol design, regulatory and institutional review board approval, patient enrollment rates and compliance with extensive current Good Clinical Practices. If we or our third-party clinical trial providers or third-party contract research organizations (CROs) do not successfully carry out these clinical activities, our clinical trials or the potential regulatory approval of a product candidate may be delayed or be unsuccessful.

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
Successful preclinical work or early stage clinical trials do not ensure success in later stage trials, regulatory approval or commercial viability of a product.
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
We have experienced changes in management and other key personnel in critical functions across our organization, including our chief executive officer, and heads of research and development and pharmaceutical operations and technology. Changes in management and other key personnel have the potential to disrupt our business, and any such disruption could adversely affect our operations, programs, growth, financial condition and results of operations. Further, new members of management may have different perspectives on programs and opportunities for our business, which may cause us to focus on new business opportunities or reduce or change emphasis on our existing business programs.
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
We rely on a number of significant collaborative relationships for revenue, and the development, regulatory approval, commercialization and marketing of certain of our products and product candidates. We also outsource to third parties certain aspects of our regulatory affairs and clinical development relating to our products and product candidates. Reliance on collaborative and other third-party relationships subjects us to a number of risks, including:

•	we may be unable to control the resources our collaborators or third parties devote to our programs or products;

•
disputes may arise under the agreement, including with respect to the achievement and payment of milestones or ownership of rights to technology developed with our collaborators or other third parties, and the underlying contract with our collaborators or other third parties may fail to provide significant protection or may fail to be effectively enforced if the collaborators or third parties fail to perform;

•
the interests of our collaborators or third parties may not always be aligned with our interests, such parties may not pursue regulatory approvals or market a product in the same manner or to the same extent that we would, which could adversely affect our revenues;

•
third-party relationships and collaborations often require the parties to cooperate, and failure to do so effectively could adversely affect product sales, or the clinical development or regulatory approvals of products under joint control or could result in termination of the research, development or commercialization of product candidates or result in litigation or arbitration; and

•
any failure on the part of our collaborators or other third parties to comply with applicable laws and regulatory requirements in the marketing, sale and maintenance of the marketing authorization of our products or to fulfill any responsibilities our collaborators or other third parties may have to protect and enforce any intellectual property rights underlying our products could have an adverse effect on our revenues as well as involve us in possible legal proceedings.

Given these risks, there is considerable uncertainty regarding the success of our current and future collaborative efforts. If these efforts fail, our product development or commercialization of new products could be delayed or revenues from products could decline.
Our business may be adversely affected if we do not successfully execute our growth initiatives.
We anticipate growth through internal development projects, commercial initiatives and external opportunities, which may include the acquisition, partnering and in-licensing of products, technologies and companies or the entry into strategic alliances and collaborations. While we believe we have a number of promising programs in our pipeline, failure of internal development projects to advance or difficulties in executing on our commercial initiatives could impact our current and future growth, resulting in additional reliance on external development opportunities for growth. The availability of high quality, cost-effective development opportunities is limited and competitive, and we are not certain that we will be able to identify candidates that we and our shareholders consider suitable or complete transactions on terms that are acceptable to us and our shareholders. We may fail to complete transactions for other reasons, including if we are unable to obtain desired financing on favorable terms, if at all. Even if we are able to successfully identify and complete acquisitions and other strategic alliances and collaborations, we may face unanticipated costs or liabilities in connection with the transaction or we may not be able to integrate them or take full advantage of them or otherwise realize the benefits that we expect.
Supporting our growth initiatives and the further development of our existing products and potential new products in our pipeline will require significant capital expenditures and management resources, including investments in research and development, sales and marketing, manufacturing capabilities and other areas of our business. If we do not successfully manage our growth initiatives, then our business and financial results may be adversely affected and we may incur asset impairment or restructuring charges.
We may incur operational difficulties or be exposed to claims and liabilities as a result of the separation and distribution of Bioverativ.
On February 1, 2017, we distributed all of the then outstanding shares of Bioverativ common stock to Biogen stockholders in connection with the separation of our hemophilia business. In connection with the distribution, we entered into a separation and distribution agreement and various other agreements (including a transition services agreement, a tax matters agreement, a manufacturing and supply agreement, an employee matters agreement, an intellectual property matters agreement and certain other commercial agreements). These agreements govern the separation and distribution and the relationship between the two companies going forward, including with respect to potential tax-related losses associated with the separation and distribution. They also provide for the performance of services by each company for the benefit of the other for a period of time (including under the manufacturing and supply agreement pursuant to which we will manufacture and supply certain products and materials to Bioverativ).
There could be significant liability if the separation and distribution is determined to be a taxable transaction. Bioverativ has agreed to indemnify us for certain potential liabilities that may arise, but we cannot guarantee that Bioverativ will be able to satisfy its indemnification obligations.
The separation and distribution agreement provides for indemnification obligations designed to make Bioverativ financially responsible for many liabilities that may exist relating to its business activities, whether incurred prior to or after the distribution, including any pending or future litigation. It is possible that a court would disregard the allocation agreed to between us and Bioverativ and require us to assume responsibility for obligations allocated to Bioverativ. Third parties could also seek to hold us responsible for any of these liabilities or obligations, and the indemnity rights we have under the separation and distribution agreement may not be sufficient to fully cover all of these liabilities and obligations. Even if we are successful in obtaining indemnification, we may have to bear costs temporarily. In addition, our indemnity obligations to Bioverativ may be significant. These risks could negatively affect our business, financial condition or results of operations.

The separation of Bioverativ continues to involve a number of risks, including, among other things, the indemnification risks described above and the potential that management’s and our employees’ attention will be significantly diverted by the provision of transitional services. Certain of the agreements described above provide for the performance of services by each company for the benefit of the other for a period of time. If Bioverativ is unable to satisfy its obligations under these agreements, including its indemnification obligations, we could incur losses. These arrangements could also lead to disputes over rights to certain shared property and over the allocation of costs and revenues for products and operations. Our inability to effectively manage the separation activities and related events could adversely affect our business, financial condition or results of operations.
We may not achieve some or all of the expected benefits of the separation and distribution, and such events may adversely affect our business.
We may not be able to achieve the full strategic and financial benefits expected to result from the separation and distribution, or such benefits may be delayed or not occur at all. If we fail to achieve some or all of the expected benefits of the separation, or if such benefits are delayed, our business, financial condition, results of operations and the value of our stock could be adversely impacted.
A breakdown or breach of our technology systems could subject us to liability or interrupt the operation of our business.
We are increasingly dependent upon technology systems and data. Our computer systems continue to increase in multitude and complexity due to the growth in our business, making them potentially vulnerable to breakdown, malicious intrusion and random attack. Likewise, data privacy or security breaches by individuals authorized to access our technology systems or others may pose a risk that sensitive data, including intellectual property, trade secrets or personal information belonging to us, our patients, customers or other business partners, may be exposed to unauthorized persons or to the public. Cyber-attacks are increasing in their frequency, sophistication and intensity, and are becoming increasingly difficult to detect. They are often carried out by motivated, well-resourced, skilled and persistent actors including nation states, organized crime groups and "hacktivists." Cyber-attacks could include the deployment of harmful malware and key loggers, a denial-of-service attack, a malicious website, the use of social engineering and other means to affect the confidentiality, integrity and availability of our technology systems and data. Our key business partners face similar risks and any security breach of their systems could adversely affect our security posture. While we continue to build and improve our systems and infrastructure and believe we have taken appropriate security measures to reduce these risks to our data and information technology systems, there can be no assurance that our efforts will prevent breakdowns or breaches in our systems that could adversely affect our business and operations and/or result in the loss of critical or sensitive information, which could result in financial, legal, business or reputational harm to us. In addition, our liability insurance may not be sufficient in type or amount to cover us against claims related to security breaches, cyber-attacks and other related breaches.
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
We are increasing our presence in international markets, particularly emerging markets, subjecting us to many risks that could adversely affect our business and revenues, such as:

•	the inability to obtain necessary foreign regulatory or pricing approvals of products in a timely manner;

•	collectability of accounts receivable;

•	fluctuations in foreign currency exchange rates, in particular the recent strength of the U.S. dollar versus foreign currencies that has adversely impacted our revenues and net income;

•	difficulties in staffing and managing international operations;

•	the imposition of governmental controls;

•	less favorable intellectual property or other applicable laws;

•	increasingly complex standards for complying with foreign laws and regulations that may differ substantially from country to country and may conflict with corresponding U.S. laws and regulations;

•	the far-reaching anti-bribery and anti-corruption legislation in the U.K., including the U.K. Bribery Act 2010, and elsewhere and escalation of investigations and prosecutions pursuant to such laws;

•	compliance with complex import and export control laws;

•	restrictions on direct investments by foreign entities and trade restrictions;

•	greater political or economic instability; and

•	changes in tax laws and tariffs.
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

•	Ability to Provide Adequate Supply. Manufacturing biosimilars is complex. If we encounter any manufacturing or supply chain difficulties, we may be unable to meet higher than anticipated demand; and

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
We own or lease real estate primarily consisting of buildings that contain research laboratories, office space and manufacturing operations. For strategic or other operational reasons, we may decide to further consolidate or co-locate certain aspects of our business operations or dispose of one or more of our properties, some of which may be located in markets that are experiencing high vacancy rates and decreasing property values. If we determine that the fair value of any of our owned properties is lower than their book value we may not realize the full investment in these properties and incur significant impairment charges or additional depreciation when the expected useful lives of certain assets have been shortened due to the anticipated closing of facilities. If we decide to fully or partially vacate a leased property, such as ceasing manufacturing at our facility in Cambridge, Massachusetts, we may incur significant cost, including facility closing costs, employee separation and retention expenses, lease termination fees, rent expense in excess of sublease income and impairment of leasehold improvements and accelerated depreciation of assets. Any of these events may have an adverse impact on our results of operations.
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
From time to time our Board of Directors authorizes stock repurchase programs, including most recently a $5.0 billion stock repurchase program in July 2016. The amount and timing of stock repurchases are subject to capital availability and our determination that stock repurchases are in the best interest of our stockholders and are in compliance with all respective laws and our agreements applicable to the repurchase of stock. Our ability to repurchase stock will depend upon, among other factors, our cash balances and potential future capital requirements for strategic transactions, results of operations, financial condition and other factors beyond our control that we may deem relevant. A reduction in, or the completion or expiration of, our stock repurchase programs could have a negative effect on our stock price. We can provide no assurance that we will repurchase stock at favorable prices, if at all.

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
Third parties might illegally distribute and sell counterfeit or unfit versions of our products, which do not meet our rigorous manufacturing, distribution and testing standards. A patient who receives a counterfeit or unfit drug may be at risk for a number of dangerous health consequences. Our reputation and business could suffer harm as a result of counterfeit or unfit drugs sold under our brand name. Stolen inventory that is not properly stored or sold through unauthorized channels could adversely impact patient safety, our reputation and our business. In addition, inventory that is stolen from warehouses, plants or while in-transit, and that is subsequently improperly stored and sold through unauthorized channels, could adversely impact patient safety, our reputation and our business.
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
Below is a summary of our owned and leased properties as of December 31, 2016.
Massachusetts
In Cambridge, Massachusetts, we own approximately 508,000 square feet of real estate space, consisting of a building that houses a research laboratory and a cogeneration plant totaling approximately 263,000 square feet and a building that contains research, development and quality laboratories which total approximately 245,000 square feet.
In addition, we lease a total of approximately 1,250,000 square feet in Massachusetts, which is summarized as follows:

•
893,000 square feet in Cambridge, Massachusetts, which is comprised of a 67,000 square foot biologics manufacturing facility, which is subleased by Brammer, and 826,000 square feet for our corporate headquarters, laboratory and additional office space; and

•	357,000 square feet of office space in Weston, Massachusetts, of which 175,000 square feet has been subleased through the remaining term of our lease agreement.
Our Massachusetts lease agreements expire at various dates through the year 2028.
North Carolina
In RTP, North Carolina, we own approximately 834,000 square feet of real estate space, which is summarized as follows:

•	357,000 square feet of laboratory and office space;

•	175,000 square feet related to a large-scale biologics manufacturing facility;

•	105,000 square feet related to a biologics manufacturing facility;

•	84,000 square feet of warehouse space and utilities;

•	70,000 square feet related to a parenteral fill-finish facility; and

•	43,000 square feet related to a large-scale purification facility.
In addition, we lease 188,000 square feet of a facility in RTP, North Carolina from Eisai to manufacture our and Eisai's oral solid dose products and 40,000 square feet of warehouse space in Durham, North Carolina.
Denmark
We own a large-scale biologics manufacturing facility totaling approximately 228,000 square feet located in Hillerød, Denmark.
We also own approximately 306,000 square feet of additional space, which is summarized as follows:

•	139,000 square feet of warehouse, utilities and support space;

•	70,000 square feet related to a label and packaging facility;

•	50,000 square feet related to a laboratory facility; and

•	47,000 square feet of administrative space.
Switzerland
In December 2015 we acquired land in Solothurn, Switzerland where we are building a biologics manufacturing facility in the Commune of Luterbach over the next several years.
Other International
We lease office space in Zug, Switzerland, our international headquarters, the U.K., Germany, France, Denmark and numerous other countries. Our international lease agreements expire at various dates through the year 2028.

Item  3.     Legal Proceedings
For a discussion of legal matters as of December 31, 2016, please read Note 20, Litigation to our consolidated financial statements included in this report, which is incorporated into this item by reference.
Item  4.     Mine Safety Disclosures
Not applicable.

PART II
Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market and Stockholder Information
Our common stock trades on The NASDAQ Global Select Market under the symbol “BIIB.” The following table shows the high and low sales price for our common stock as reported by The NASDAQ Global Select Market for each quarter in the years ended December 31, 2016 and 2015:

	Common Stock Price
	2016		2015
	High	Low	High	Low
First Quarter	$301.02	$242.07	$480.18	$334.40
Second Quarter	$292.69	$223.02	$432.88	$368.88
Third Quarter	$333.65	$240.07	$412.24	$265.00
Fourth Quarter	$329.83	$268.00	$311.65	$254.00
As of January 27, 2017, there were approximately 700 stockholders of record of our common stock.
Dividends
We have not paid cash dividends since our inception. While we historically have not paid cash dividends and do not have a current intention to pay cash dividends, we continually review our capital allocation strategies, including, among other things, payment of cash dividends, stock repurchases or acquisitions.
Issuer Purchases of Equity Securities
In July 2016 our Board of Directors authorized a program to repurchase up to $5.0 billion of our common stock (2016 Share Repurchase Program). This authorization does not have an expiration date. Repurchased shares will be retired.
The following table summarizes our common stock repurchase activity under our 2016 Share Repurchase Program during the fourth quarter of 2016:

Period	Total Number of Shares Purchased (#)	Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Programs (#)	Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under Our Programs ($ in millions)
October 2016	1,254,818	298.71	1,254,818	$4,276.3
November 2016	939,046	294.24	939,046	$4,000.0
December 2016	—	—	—	$4,000.0
Total	2,193,864	296.80
As of December 31, 2016, we repurchased and retired approximately 3.3 million shares of common stock at a cost of $1.0 billion under the 2016 Share Repurchase Program.
In February 2011 our Board of Directors authorized a program to repurchase up to 20.0 million shares of our common stock (2011 Share Repurchase Program), which has been used principally to offset common stock issuances under our share-based compensation plans. The 2011 Share Repurchase Program does not have an expiration date. We did not repurchase any shares of common stock under our 2011 Share Repurchase Program during the year ended December 31, 2016, and have approximately 1.3 million shares remaining available for repurchase under this authorization.

Stock Performance Graph
The graph below compares the five-year cumulative total stockholder return on our common stock, the S&P 500 Index, the Nasdaq Pharmaceutical Index and the Nasdaq Biotechnology Index assuming the investment of $100.00 on December 31, 2011 with dividends being reinvested. The stock price performance in the graph below is not necessarily indicative of future price performance.

	2011	2012	2013	2014	2015	2016
Biogen Inc.	100.00	133.00	254.04	308.45	278.37	257.68
NASDAQ Pharmaceutical	100.00	114.32	155.11	188.95	199.22	197.05
S&P 500 Index	100.00	116.00	153.57	174.60	177.01	198.18
NASDAQ Biotechnology	100.00	132.74	220.37	296.19	331.05	260.37

Item 6.     Selected Financial Data
BIOGEN INC. AND SUBSIDIARIES
SELECTED FINANCIAL DATA

Our results of operations are summarized as follows:
	For the Years Ended December 31,
	2016	2015	2014	2013	2012
(In millions, except per share amounts)	(d) (e)	(d)	(f)	(g)	(h)
Results of Operations
Product revenues, net (a)	$9,817.9	$9,188.5	$8,203.4	$5,542.3	$4,166.1
Revenues from anti-CD20 therapeutic programs	1,314.5	1,339.2	1,195.4	1,126.0	1,137.9
Other revenues	316.4	236.1	304.5	263.9	212.5
Total revenues	11,448.8	10,763.8	9,703.3	6,932.2	5,516.5
Total cost and expenses	6,298.4	5,872.8	5,747.7	4,441.6	3,707.4
Gain on sale of rights	—	—	16.8	24.9	46.8
Income from operations	5,150.4	4,891.0	3,972.4	2,515.5	1,855.9
Other income (expense), net	(217.4)	(123.7)	(25.8)	(34.9)	(0.7)
Income before income tax expense and equity in loss of investee, net of tax	4,933.0	4,767.3	3,946.6	2,480.6	1,855.1
Income tax expense	1,237.3	1,161.6	989.9	601.0	470.6
Equity in loss of investee, net of tax	—	12.5	15.1	17.2	4.5
Net income	3,695.7	3,593.2	2,941.6	1,862.3	1,380.0
Net income (loss) attributable to noncontrolling interests, net of tax	(7.1)	46.2	6.8	—	—
Net income attributable to Biogen Inc.	$3,702.8	$3,547.0	$2,934.8	$1,862.3	$1,380.0

Diluted Earnings Per Share
Diluted earnings per share attributable to Biogen Inc.	$16.93	$15.34	$12.37	$7.81	$5.76
Weighted-average shares used in calculating diluted earnings per share attributable to Biogen Inc.	218.8	231.2	237.2	238.3	239.7

Our financial condition is summarized as follows:
	As of December 31,
	2016	2015	2014	2013	2012
(In millions)
Financial Condition
Cash, cash equivalents and marketable securities	$7,724.5	$6,188.9	$3,316.0	$1,848.5	$3,742.4
Total assets	$22,876.8	$19,504.8	$14,314.7	$11,863.3	$10,130.1
Notes payable and other financing arrangements, less current portion (b)	$6,512.7	$6,521.5	$580.3	$592.4	$687.4
Total Biogen Inc. shareholders’ equity (c)	$12,140.1	$9,372.8	$10,809.0	$8,620.2	$6,961.5
In addition to the following notes, the financial data included within the tables above should be read in conjunction with our consolidated financial statements and related notes and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of this report and our previously filed Form 10-Ks.

(a)	Product revenues, net reflect the impact of the following product launches:

•	Commercial sales of SPINRAZA began in the fourth quarter of 2016.

•	Under the terms of our collaboration agreement with AbbVie, we began to recognize revenues on sales of ZINBRYTA to third parties in the E.U. in the third quarter of 2016.

•
Under the terms of our commercial agreement with Samsung Bioepis, we began to recognize revenues on sales of BENEPALI and FLIXABI to third parties in the E.U. in the first quarter of 2016 and third quarter of 2016, respectively.

•	Commercial sales of ALPROLIX commenced in the second quarter of 2014 and commercial sales of ELOCTATE and PLEGRIDY commenced in the third quarter of 2014.

•	TECFIDERA began in April 2013.

(b)
Notes payable and other financing arrangements reflects the issuance of our senior unsecured notes for an aggregate principal amount of $6.0 billion in September 2015, and the 2013 repayment of our 6.0% notes that were issued in 2008 for an aggregate principal amount of $450.0 million.

(c)	Total Biogen Inc.'s shareholders' equity reflects the repurchase of approximately 32.8 million shares of our common stock at a cost of approximately $8.3 billion between 2012 and 2016:

•	During 2016 we repurchased and retired approximately 3.3 million shares of our common stock at a cost of $1.0 billion under our 2016 Share Repurchase Program.

•	During 2015 we repurchased and retired approximately 16.8 million shares of our common stock at a cost of $5.0 billion under our 2015 Share Repurchase Program.

•
During 2014, 2013 and 2012 we repurchased approximately 2.9 million, 2.0 million and 7.8 million shares, respectively of our common stock at a cost of approximately $2.3 billion under our 2011 Share Repurchase Program of which approximately 3.7 million of these shares were retired.

(d)
Total cost and expenses for the years ended December 31, 2016 and 2015, include restructuring charges of $33.1 million and $93.4 million, respectively. In addition, total cost and expenses for the year ended December 31, 2016, also include charges to cost of sales totaling $52.4 million of expenses incurred as a result of our determination to vacate and cease manufacturing in our small-scale biologics facility in Cambridge, MA as well as vacate our warehouse in Somerville, MA. Total cost and expenses for year ended December 31, 2016, also include $18.1 million of costs incurred directly related to our separation of our hemophilia business into an independent, publicly traded company.

(e)
Total cost and expenses for the year ended December 31, 2016, includes a pre-tax charge of $454.8 million related to the January 2017 settlement and license agreement with Forward Pharma A/S (Forward Pharma).

(f)
In June 2014 AIFA approved a resolution affirming that there is no reimbursement limit from and after February 2013. As a result, we recognized $53.5 million of TYSABRI revenues in the second quarter of 2014 related to the periods beginning February 2013 that were previously deferred.

(g)	Our share of revenues from anti-CD20 therapeutic programs reflects charges of $49.7 million in 2013 for damages and interest awarded to Hoechst in Genentech's arbitration with Hoechst for RITUXAN.

(h)
Commencing in the second quarter of 2013 product and total revenues include 100% of net revenues related to sales of TYSABRI as a result of our acquisition of all remaining rights to TYSABRI from Elan Pharma International, Ltd (Elan), an affiliate of Elan Corporation, plc. Upon the closing, our collaboration agreement was terminated, and we no longer record collaboration profit sharing expense. We recognized collaboration profit sharing expense of $85.4 million and $317.9 million during the years ended December 31, 2013 and 2012, respectively.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our consolidated financial statements and related notes beginning on page F-1 of this report. Certain totals may not sum due to rounding.
Executive Summary
Introduction
Biogen is a global biopharmaceutical company focused on discovering, developing, manufacturing and delivering therapies to people living with serious neurological, rare and autoimmune diseases.
Our marketed products include TECFIDERA, AVONEX, PLEGRIDY, TYSABRI, ZINBRYTA and FAMPYRA for multiple sclerosis (MS), FUMADERM for the treatment of severe plaque psoriasis and SPINRAZA for the treatment of spinal muscular atrophy (SMA). We also have certain business and financial rights with respect to RITUXAN for the treatment of non-Hodgkin's lymphoma, chronic lymphocytic leukemia (CLL) and other conditions, GAZYVA indicated for the treatment of CLL and follicular lymphoma, and other potential anti-CD20 therapies under a collaboration agreement with Genentech, Inc. (Genentech), a wholly-owned member of the Roche Group.
In May 2016 we announced our intention to spin off our hemophilia business, Bioverativ Inc. (Bioverativ), as an independent, publicly traded company. Bioverativ will focus on the discovery, development and commercialization of therapies for the treatment of hemophilia and other blood disorders, including ELOCTATE for the treatment of hemophilia A and ALPROLIX for the treatment of hemophilia B. Bioverativ will also assume all of our rights and obligations under our collaboration agreement with Swedish Orphan Biovitrum AB (Sobi) and our collaboration and license agreement with Sangamo Biosciences Inc. (Sangamo).
On February 1, 2017, we completed the distribution of all the then outstanding shares of common stock of Bioverativ to Biogen stockholders, who received one share of Bioverativ common stock for every two shares of Biogen common stock. As a result of the distribution, Bioverativ is now an independent public company whose shares of common stock are trading under the symbol "BIVV"

on the Nasdaq Global Select Market.
The financial results of Bioverativ are included in our consolidated results of operations and financial position in our audited consolidated financial statements for the periods presented in this Form 10-K. The financial results of Bioverativ will be excluded from our consolidated results of operations and financial position commencing February 1, 2017. For additional information regarding the separation of Bioverativ, please read Note 26, Subsequent Events to our consolidated financial statements included in this report.
Our current revenues depend upon continued sales of our principal products and, unless we develop, acquire rights to, and commercialize new products and technologies, we may be substantially dependent on sales from our principal products for many years. Further, following the completion of the spin-off of our hemophilia business, our revenues will be further reliant and concentrated on sales of our MS products in an increasingly competitive market.
In the longer term, our revenue growth will be dependent upon the successful clinical development, regulatory approval and launch of new commercial products as well as additional indications for our existing products, our ability to obtain and maintain patents and other rights related to our marketed products, assets originating from our research and development efforts and successful execution of external business development opportunities.
We support our drug discovery and development efforts through the commitment of significant resources to discovery, research and development programs and business development opportunities, particularly within areas of our scientific, manufacturing and technical capabilities. For nearly two decades we have led in the research and development of new therapies to treat MS, resulting in our leading portfolio of MS treatments. Now our research is focused on additional improvements in the treatment of MS, such as, the development of next generation therapies for MS with a goal to reverse or possibly repair damage caused by the disease. We are also applying our scientific expertise to solve some of the most challenging and complex diseases, including Alzheimer's disease, Parkinson's disease and amyotrophic lateral sclerosis (ALS), and are employing innovative technologies to discover potential treatments for rare and genetic disorders, including new ways of treating diseases through gene therapy.
Our innovative drug development and commercialization activities are complemented by our biosimilar therapies that expand access to medicines and reduce the cost burden for healthcare systems. We are leveraging our manufacturing capabilities and know-how by developing, manufacturing and marketing biosimilars through Samsung Bioepis, our joint venture with Samsung BioLogics Co. Ltd. (Samsung Biologics). Under our commercial agreement with Samsung Bioepis, we market and sell BENEPALI, an etanercept biosimilar referencing ENBREL, and FLIXABI, an infliximab biosimilar referencing REMICADE, in the European Union (E.U.).
Financial Highlights
Diluted earnings per share attributable to Biogen Inc. were $16.93 for 2016, representing an increase of 10.4% over the same period in 2015.
As described below under “Results of Operations,” our income from operations for the year ended December 31, 2016, reflects the following:

•	Total revenues were $11,448.8 million for 2016, representing an increase of 6.4% over the same period in 2015.

•
Product revenues, net totaled $9,817.9 million for 2016, representing an increase of 6.8% over the same period in 2015. This increase was driven by a 9.1% increase in worldwide TECFIDERA revenues, a 52.8% increase in worldwide hemophilia revenues, a 4.1% increase in worldwide TYSABRI revenues and revenues from BENEPALI. These increases are partially offset by a 5.8% decrease in worldwide Interferon revenues. Product revenues, net for

2016, compared to the same period in 2015, were also negatively impacted by a $167.8 million decrease in hedge gains recognized under our foreign currency hedging program in comparative periods.

•	Revenues from anti-CD20 therapeutic programs totaled $1,314.5 million for 2016, representing a decrease of 1.8% over the same period in 2015.

•
Other revenues totaled $316.4 million for 2016, representing an increase of 34.0% from the same period in 2015. This increase was primarily driven by an increase in other corporate revenues, which includes amounts earned with respect to our contract manufacturing activities.

•
Total cost and expenses totaled $6,298.4 million for 2016, representing an increase of 7.2%, compared to the same period in 2015. This increase was driven by a $454.8 million litigation settlement and license charge and a 19.2% increase in cost of sales, which includes a charge of $45.5 million for accelerated depreciation as a result of the determination to cease manufacturing in Cambridge, MA and vacate our biologics manufacturing facility in Cambridge, MA and warehouse space in Somerville, MA. These increases were partially offset by a 7.8% decrease in selling, general and administrative expenses and a decrease in restructuring charges.

We generated $4,522.4 million of net cash flows from operations for 2016, which were primarily driven by earnings. Cash, cash equivalents and marketable securities totaled approximately $7,724.5 million as of December 31, 2016.
During the year ended December 31, 2016, we repurchased and retired approximately 3.3 million shares of common stock at a cost of $1.0 billion under our share repurchase programs.
Collaborative and Other Relationships
In May 2016 we entered into a collaboration and alliance with the University of Pennsylvania (UPenn) to advance gene therapy and gene editing technologies. For additional information related to this transaction, please read Note 19, Collaborative and Other Relationships to our consolidated financial statements included in this report.

Restructuring and Cost Saving Initiatives
During the third quarter of 2016 we initiated cost saving measures primarily intended to realign our organizational structure due to the changes in roles and workforce resulting from our decision to spin off our hemophilia business, and to achieve further targeted cost reductions.
Additionally, in connection with the transaction to sublease our rights to the manufacturing facility in Cambridge, MA to Brammer Bio MA, LLC (Brammer), certain employees were separated from Biogen.
For additional information related to our restructuring and cost saving initiatives, please read Note 3, Restructuring, Business Transformation and Other Cost Saving Initiatives to our consolidated financial statements included in this report.

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

Results of Operations
Revenues
Revenues are summarized as follows:

	For the Years Ended December 31,			% Change
				2016 compared to 2015	2015 compared to 2014
(In millions, except percentages)	2016	2015	2014
Product Revenues:
United States	$7,050.4	$6,545.8	$5,566.7	7.7%	17.6%
Rest of world	2,767.5	2,642.7	2,636.7	4.7%	0.2%
Total product revenues	9,817.9	9,188.5	8,203.4	6.8%	12.0%
Revenues from anti-CD20 therapeutic programs	1,314.5	1,339.2	1,195.4	(1.8)%	12.0%
Other revenues	316.4	236.1	304.5	34.0%	(22.5)%
Total revenues	$11,448.8	$10,763.8	$9,703.3	6.4%	10.9%

Product Revenues
Product revenues are summarized as follows:

	For the Years Ended December 31,			% Change
				2016 compared to 2015	2015 compared to 2014
(In millions, except percentages)	2016	2015	2014
Multiple Sclerosis:
TECFIDERA	$3,968.1	$3,638.4	$2,909.2	9.1%	25.1%
Interferon*	2,795.2	2,968.7	3,057.6	(5.8)%	(2.9)%
TYSABRI	1,963.8	1,886.1	1,959.5	4.1%	(3.7)%
FAMPYRA	84.9	89.7	80.2	(5.4)%	11.8%
ZINBRYTA	7.8	—	—	**	**
Hemophilia:
ELOCTATE	513.2	319.7	58.4	60.5%	447.4%
ALPROLIX	333.7	234.5	76.0	42.3%	208.6%
Other product revenues:
FUMADERM	45.9	51.4	62.5	(10.7)%	(17.8)%
SPINRAZA	4.6	—	—	**	**
BENEPALI	100.6	—	—	**	**
FLIXABI	0.1	—	—	**	**
Total product revenues	$9,817.9	$9,188.5	$8,203.4	6.8%	12.0%
* Interferon includes AVONEX and PLEGRIDY.
** Percentage not meaningful.

Multiple Sclerosis (MS)
TECFIDERA
For 2016 compared to 2015, the increase in U.S. TECFIDERA revenues was primarily due to price increases, partially offset by higher discounts and allowances and a decrease in unit sales volume of 1%.
For 2015 compared to 2014, the increase in U.S. TECFIDERA revenues was primarily due to increases in unit sales volume of 13% as TECFIDERA penetrated the U.S. market, and increases in gross price partially offset by higher discounts and allowances.
For 2016 compared to 2015, the increase in rest of world TECFIDERA revenues was primarily due to increases in unit sales volume of 32% in existing markets and new markets where we continue to launch the product and expand our presence around the world. These increases were partially offset by pricing reductions in certain European countries. Rest of world TECFIDERA revenues for 2016, compared to 2015, were also negatively impacted by a $50.2 million decrease in hedge gains recognized under our foreign currency hedging program in the comparative period.
For 2015 compared to 2014, the increase in rest of world TECFIDERA revenues was primarily due to increases in unit sales volume in existing markets and in new markets as we continue to launch the product and expand our presence around the world. These increases were partially offset by pricing reductions in Germany as described below. Rest of world TECFIDERA revenues for 2015, compared to 2014, were also negatively impacted by foreign currency exchange losses totaling $74.1 million. These foreign currency exchange losses were partially offset by comparative net gains recognized under our foreign currency hedging program totaling $47.5 million.

Under German legislation related to the pricing of new drug products introduced in the German market, pricing is unregulated for the first 12 months after launch. We launched TECFIDERA in Germany in February 2014 and our unregulated pricing ended in the first quarter of 2015, at which time we began recognizing revenue at the fixed price established through our negotiations with the German regulatory authorities. The negotiated annual price is fixed for three years.
We anticipate relatively stable demand for TECFIDERA in 2017 on a global basis, with patient growth in our international markets offsetting modest patient declines in the U.S. primarily resulting from increasing competition from additional treatments and product candidates for MS, including OCREVUS.
Interferon
AVONEX and PLEGRIDY
For 2016, 2015 and 2014, U.S. AVONEX revenues totaled $1,675.3 million, $1,790.2 million and $1,956.7 million, respectively.
For 2016, 2015 and 2014, U.S. PLEGRIDY revenues totaled $305.0 million, $227.1 million and $27.8 million, respectively.
For 2016 compared to 2015, the decrease in U.S. Interferon revenues was primarily due to an overall decrease in Interferon unit sales volume of 10%, which was attributable to a decrease in AVONEX unit sales volume primarily due to patients transitioning to other oral MS therapies, as well as higher discounts and allowances. These decreases were partially offset by price increases.

For 2015 compared to 2014, the increase in U.S. Interferon revenues was primarily due to gross price increases for AVONEX and an increase in PLEGRIDY unit sales volume as sales of PLEGRIDY began in the U.S. in fourth quarter of 2014. These increases were partially offset by a decrease in AVONEX unit sales volume of 17%, which was attributable in part to patients transitioning to other oral MS therapies, including TECFIDERA.
For 2016, 2015 and 2014 rest of world AVONEX revenues totaled $638.2 million, $840.0 million and $1,056.4 million, respectively.
For 2016, 2015 and 2014, rest of world PLEGRIDY revenues totaled $176.7 million, $111.4 million and $16.7 million, respectively.
For 2016 compared to 2015, the decrease in rest of world Interferon revenues was primarily due to pricing reductions in certain European countries and an overall decrease in AVONEX unit sales volume of 10% due primarily to patients transitioning to other oral MS therapies, including TECFIDERA. Rest of world Interferon revenues for 2016, compared to 2015, were also negatively impacted by a $66.1 million decrease in hedge gains recognized under our hedging program in the comparative period.
For 2015 compared to 2014, the decrease in rest of world Interferon revenues was due to a decrease in AVONEX unit sales volume of 11% primarily in Europe attributable to patients transitioning to other oral MS therapies, including TECFIDERA. These increases were partially offset by an increase in PLEGRIDY unit sales volume as sales of PLEGRIDY began in the E.U. in the third quarter of 2014. Rest of world Interferon revenues for 2015, compared to 2014, were also negatively impacted by foreign currency exchange losses of $153.1 million. These foreign currency exchange losses were partially offset by comparative net gains recognized under our foreign currency hedging program of $58.4 million.
We expect that overall Interferon revenues will continue to decline as a result of competition from our other products as well as other MS therapies.

TYSABRI
For 2016 compared to 2015, the increase in U.S. TYSABRI revenues was primarily due to an increase in unit sales volume of 4% and increases in price, partially offset by higher discounts and allowances.
For 2015 compared to 2014, the increase in U.S. TYSABRI revenues was primarily due to an increase in unit sales volume of 4% and increases in gross price, partially offset by higher discounts and allowances.
For 2016 compared to 2015, the slight decrease in rest of world TYSABRI revenues was primarily due to the impact of a $46.1 million decrease in hedge gains recognized under our hedging program in the comparative period. This decrease was partially offset by an increase in unit sales volume of 8%, primarily in Europe.
For 2015 compared to 2014, the decrease in rest of world TYSABRI revenues was due to pricing reductions in some European countries and the prior year recognition of $53.5 million of revenue previously deferred in Italy relating to the pricing agreement with the Italian National Medicines Agency (Agenzia Italiana del Farmaco or AIFA) as discussed below.
Rest of world TYSABRI revenues for 2015, compared to 2014, were negatively impacted by foreign currency exchange losses of $136.3 million. These foreign currency exchange losses were partially offset by comparative net gains recognized under our foreign currency hedging program of $45.9 million.

In the fourth quarter of 2011 Biogen Italia SRL, our Italian subsidiary, received a notice from AIFA that sales of TYSABRI after mid-February 2009 exceeded a reimbursement limit established pursuant to a Price Determination Resolution (Price Resolution) granted by AIFA in December 2006. In January 2017, we negotiated an agreement in principle with AIFA's Price and Reimbursement Committee to settle all of AIFA's existing claims relating to sales of TYSABRI in excess of the reimbursement limit for the periods from February 2009 through January 2013 for an aggregate repayment of EUR37.4 million. The agreement is subject to ratification by AIFA. If this most recent settlement agreement is accepted, we could recognize approximately EUR42 million in revenue upon resolution of this matter. For information regarding our agreement with AIFA relating to sales of TYSABRI in Italy, please read Note 17, Other Consolidated Financial Statement Detail to our consolidated financial statements included in this report.
We anticipate relatively stable demand for TYSABRI in 2017 on a global basis, with patient growth in our international markets offsetting modest patient declines in the U.S. primarily resulting from increasing competition from additional treatments and product candidates for MS, including ZINBRYTA and OCREVUS.
ZINBRYTA
Under the terms of our collaboration agreement with AbbVie, we began to recognize revenues on sales of ZINBRYTA to third parties in the E.U. in the third quarter of 2016.
For additional information on our relationship with AbbVie, please read Note 19, Collaborative and Other Relationships to our consolidated financial statements included in this report.

Hemophilia
ELOCTATE
For 2016 compared to 2015, the increase in U.S. ELOCTATE revenues was primarily due to an increase in unit sales volume of 45%.
For 2015 compared to 2014, the increase in U.S. ELOCTATE revenues was primarily due to increases in unit sales volume. Sales of ELOCTATE in the U.S. began in the third quarter of 2014.
For 2016 compared to 2015, the increase in rest of world ELOCTATE revenues was primarily due to an increase in unit sales volume, primarily in Japan.
For 2015 compared to 2014, the increase in rest of world ELOCTATE revenues was primarily due to increases in unit sales volume. Sales of ELOCTATE in Japan began in the first quarter of 2015.

ALPROLIX
For 2016 compared to 2015, the increase in U.S. ALPROLIX revenues was primarily due to an increase in unit sales volume of 28%.
For 2015 compared to 2014, the increase in U.S. ALPROLIX revenues was primarily due to increases in unit sales volume. Sales of ALPROLIX in the U.S. began in the second quarter of 2014.
For 2016 compared to 2015, the increase in rest of world ALPROLIX revenues was primarily due to an increase in unit sales volume, primarily in Japan.
For 2015 compared to 2014, the increase in rest of world ALPROLIX revenues was primarily due to increases in unit sales volume. Sales of ALPROLIX in Japan began in the fourth quarter of 2014.
On February 1, 2017, we completed the distribution of the then outstanding shares of common stock of Bioverativ to Biogen stockholders. As a result of the distribution, Bioverativ will assume discovery, development and commercialization of ELOCTATE and ALPROLIX in the U.S.
For additional information on the transaction to separate from and spin off our hemophilia business as a separate independent public company, please read Note 26, Subsequent Events to our consolidated financial statements included in this report.

Biosimilars
Under the terms of our commercial agreement with Samsung Bioepis, we began to recognize revenues on sales of BENEPALI and FLIXABI to third parties in the E.U. in the first quarter of 2016 and third quarter of 2016, respectively.
For additional information on our relationship with Samsung Bioepis, please read Note 19, Collaborative and Other Relationships to our consolidated financial statements included in this report.
Revenues from Anti-CD20 Therapeutic Programs
Genentech (Roche Group)
Our share of RITUXAN and GAZYVA operating profits are summarized as follows:

Biogen’s Share of Pre-tax Profits in the U.S. for RITUXAN and GAZYVA
The following table provides a summary of amounts comprising our share of pre-tax profits on RITUXAN and GAZYVA in the U.S.:

	For the Years Ended December 31,

(In millions)	2016	2015	2014
Product revenues, net	$3,941.8	$3,847.9	$3,556.6
Cost and expenses	744.5	673.7	771.1
Pre-tax profits in the U.S.	$3,197.3	$3,174.2	$2,785.5
Biogen's share of pre-tax profits	$1,249.5	$1,269.8	$1,117.1
Our share of RITUXAN pre-tax profits in the U.S. decreased to 39% from 40% as GAZYVA was approved by the FDA in follicular lymphoma in February 2016.
For 2016 compared to 2015, the increase in U.S. product revenues was primarily due to an increase in GAZYVA unit sales volume of 41%, an increase in RITUXAN unit sales of 1% and selling price increases, partially offset by higher RITUXAN discounts and allowances.
For 2015 compared to 2014, the increase in U.S. product revenues was primarily due to a 4% increase in RITUXAN unit sales volume and selling price increases, partially offset by higher discounts and allowances.
Collaboration costs and expenses for 2016 compared to 2015 increased primarily due to an increase in RITUXAN product cost of sales.
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

Revenue on Sales in the Rest of World for RITUXAN
Revenue on sales in the rest of world for RITUXAN primarily consists of our share of pre-tax co-promotion profits on RITUXAN in Canada.
For 2016 compared to 2015, and 2015 compared to 2014, revenue on sales in the rest of world for RITUXAN decreased as a result of lower pre-tax co-promotion profits on RITUXAN in Canada.

Other Revenues
Other revenues are summarized as follows:

	For The Years Ended December 31,			% Change
				2016 compared to 2015	2015 compared to 2014
(In millions, except percentages)	2016	2015	2014
Revenues from collaborative and other relationships	$39.3	$69.1	$58.5	(43.1)%	18.1%
Other royalty and corporate revenues	277.1	167.0	246.0	65.9%	(32.1)%
Total other revenues	$316.4	$236.1	$304.5	34.0%	(22.5)%
Revenues from Collaborative and Other Relationships
Revenues from collaborative and other relationships include revenues earned under our manufacturing services agreement with Sobi on shipments of ELOCTA and ALPROLIX to Sobi, royalties from Sobi on sales of ELOCTA and ALPROLIX in their territory, which includes substantially all of Europe, Russia and certain markets in Northern Africa and the Middle East (the Sobi Territory), our 50% share of the co-promotion profits or losses of ZINBRYTA in the U.S. with AbbVie and revenues from our technical development and manufacturing services agreements with Samsung Bioepis.
For 2016 compared to 2015, the decrease in revenues from collaborative and other relationships is primarily due to a net overall loss in the collaboration with AbbVie of $21.9 million within the U.S. territory and lower revenues earned under our manufacturing services agreement with Samsung Bioepis, partially offset by an increase in ELOCTA shipments made under our manufacturing services agreement with Sobi.
For 2015 compared to 2014, the increase in revenues from collaborative and other relationships was primarily due to the start of product shipments to Sobi in relation to our collaboration agreement, as well as increased revenues earned under our manufacturing services agreement with Samsung Bioepis.

For additional information on our collaborative and other relationships, please read Note 19, Collaborative and Other Relationships to our consolidated financial statements included in this report.
Other Royalty and Corporate Revenues

Royalty Revenues
We receive royalties from net sales on products related to patents that we have out-licensed. Prior to 2015, our most significant source of royalty revenue had been derived from net worldwide sales of ANGIOMAX, which was out-licensed to The Medicines Company. On December 15, 2014 we ceased recognizing royalty revenues from U.S. sales of ANGIOMAX, contemporaneous with the U.S. patent's expiration.
For 2016 compared to 2015, royalty revenues were relatively consistent.
For 2015 compared to 2014, royalty revenues decreased primarily due to the expiration of U.S. patent rights that gave rise to royalty payments related to ANGIOMAX.
Other Corporate Revenues
Our corporate partner revenues include amounts earned under contract manufacturing agreements.
For 2016 compared to 2015, as well as 2015 compared to 2014, to the increase in other corporate revenues was primarily due to higher contract manufacturing revenues related to drug substance manufacturing provided to a strategic partner.
Reserves for Discounts and Allowances
Revenues from product sales are recorded net of reserves established for applicable discounts and allowances, including those associated with the implementation of pricing actions in certain international markets where we operate.
These reserves are based on estimates of the amounts earned or to be claimed on the related sales and are classified as reductions of accounts receivable (if the amount is payable to our customer) or a liability (if the amount is payable to a party other than our customer). Our estimates take into consideration our historical experience, current contractual and statutory requirements, specific known market events and trends, industry data and forecasted customer buying and payment patterns. Actual amounts may ultimately differ from our estimates. If actual results vary, we adjust these estimates, which will have an effect on earnings in the period of adjustment.

Reserves for discounts, contractual adjustments and returns that reduced gross product revenues are summarized as follows:
For the years ended December 31, 2016, 2015 and 2014, reserves for discounts and allowances as a percentage of gross product revenues were 21.3%, 19.3% and 16.6%, respectively.
Discounts
Discounts include trade term discounts and wholesaler incentives.
For 2016 compared to 2015, the increase in discounts was primarily driven by increases in gross selling price, contractual discount rates and volume related to our hemophilia products.
For 2015 compared to 2014, the increase in discounts was primarily driven by our recent product additions, gross price increases and increases in contractual rates
Contractual Adjustments
Contractual adjustments relate to Medicaid and managed care rebates, co-payment assistance (copay), Veterans Administration (VA), Public Health Service (PHS) discounts, specialty pharmacy program fees and other government rebates or applicable allowances.
For 2016 compared to 2015, the increase in contractual adjustments was primarily due to higher Medicaid and other governmental rebates and allowances in the U.S. and managed care rebates, due in part to an increase in gross selling prices.

For 2015 compared to 2014, the increase in contractual adjustments was primarily due to our recent product additions, higher Medicaid and other governmental rebates and allowances in the U.S. and managed care rebates as a result of an increase in contracted business and gross prices.
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
For 2016 compared to 2015, and 2015 compared to 2014, return reserves decreased primarily due to a reduction in return rates based on recent experiences of returned products.
For additional information related to our reserves, please read Note 4, Reserves for Discounts and Allowances to our consolidated financial statements included in this report.

Cost and Expenses
A summary of total cost and expenses is as follows:

	For the Years Ended December 31,			% Change
				2016 compared to 2015	2015 compared to 2014
(In millions, except percentages)	2016	2015	2014
Cost of sales, excluding amortization of acquired intangible assets	$1,478.7	$1,240.4	$1,171.0	19.2%	5.9%
Research and development	1,973.3	2,012.8	1,893.4	(2.0)%	6.3%
Selling, general and administrative	1,947.9	2,113.1	2,232.3	(7.8)%	(5.3)%
Amortization of acquired intangible assets	385.6	382.6	489.8	0.8%	(21.9)%
Restructuring charges	33.1	93.4	—	(64.6)%	**
(Gain) loss on fair value remeasurement of contingent consideration	14.8	30.5	(38.9)	(51.5)%	(178.4)%
Collaboration profit sharing	10.2	—	—	**	**
TECFIDERA litigation settlement and license charges	454.8	—	—	**	**
Total cost and expenses	$6,298.4	$5,872.8	$5,747.7	7.2%	2.2%
** Percentage not meaningful.

Cost of Sales, Excluding Amortization of Acquired Intangible Assets (Cost of Sales)
Product Cost of Sales
For 2016 compared to 2015, the increase in product cost of sales was primarily driven by increased contract manufacturing shipments and higher unit sales volume related to our biosimilars and hemophilia products, partially offset by favorable production costs and mix of products.
Product cost of sales for 2016 also reflects the recognition of $45.5 million of accelerated depreciation as a result of the determination to cease manufacturing in Cambridge, MA and vacate our biologics manufacturing facility in Cambridge, MA and warehouse space in Somerville, MA.
For 2015 compared to 2014, the increase in product cost of sales was primarily driven by increased contract manufacturing production and higher unit sales volume of our marketed products, including newly launched products.
Inventory amounts written down as a result of excess, obsolescence, unmarketability or other reasons totaled $48.2 million, $41.9 million and $50.6 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Royalty Cost of Sales
For 2016 compared to 2015, the increase in royalty cost of sales was primarily driven by the increase in royalty rates payable to Sobi, increased sales of our hemophilia products and higher royalties on sales of AVONEX and PLEGRIDY in the U.S., partially offset by a decrease in TYSABRI royalties due to the expiration of certain third party royalties.
On June 28, 2016, the U.S. Patent and Trademark Office issued to the Japanese Foundation for Cancer Research (JFCR) a patent related to recombinant interferon-beta protein. This patent, U.S. Patent No. 9,376,478, expires in June 2033. This patent was issued following an interference proceeding between JFCR and us. This patent is relevant to AVONEX and PLEGRIDY, and we will pay royalties in the mid-single digits in relation to this patent during the life of the patent.
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
For additional information on our relationship with Sobi, please read Note 19, Collaborative and Other Relationships to our consolidated financial statements included in this report.

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
For 2016 compared to 2015, the decrease in research and development expense was primarily related to decreases in costs incurred in connection with our early stage programs, marketed products and other research and development costs. These decreases were partially offset by increased costs incurred in connection with our late stage programs and research and discovery.
The decrease in spending associated with our early stage programs for 2016 compared to 2015 was primarily due to the advancement of our aducanumab program for Alzheimer's disease to a late stage program in the third quarter of 2015, decreased costs incurred in connection with opicinumab in MS and the discontinuance of development of anti-TWEAK in lupus nephritis. These decreases were partially offset by increased costs of BIIB074 (formerly known as Raxatrigine) in trigeminal neuralgia (TGN) and increased costs associated with our discontinuance of development of amiselimod in the third quarter of 2016.
The decrease in spending associated with our marketed products for 2016 compared to 2015 was primarily due to the discontinuance of development of TYSABRI and TECFIDERA in secondary primary multiple sclerosis (SPMS) in the third and fourth quarters of 2015, respectively, and decreased costs incurred in connection with our hemophilia products. These decreases were partially offset by the approvals of ZINBRYTA and SPINRAZA in the third and fourth quarters of 2016, respectively.

The increase in spending associated with our late stage programs for 2016 compared to 2015 was primarily driven by costs incurred to advance our aducanumab program for Alzheimer's disease, the increased costs incurred to advance our SPINRAZA program for the treatment of SMA and the advancement of E2609 to a late stage program in the fourth quarter of 2016, partially offset by the approval of ZINBRYTA in the third quarter of 2016.
For 2015 compared to 2014, the increase in research and development expense was primarily related to increases in costs incurred in connection with our late and early stage programs and research and discovery, partially offset by a decrease in milestone and upfront expenses and the positive impact of foreign currency translation of $34.0 million.
The increase in spending associated with our late stage programs for 2015 compared to 2014 was primarily driven by costs incurred to advance our aducanumab program for Alzheimer's disease and the SPINRAZA program for the treatment of SMA, partially offset by a decrease in costs related to ZINBRYTA and the approvals of PLEGRIDY and ELOCTATE in 2014.
The increase in spending associated with our early stage programs for 2015 compared to 2014 was primarily due to costs incurred in connection with our aducanumab program for Alzheimer's disease, which advanced to a late stage program during the third quarter of 2015, the BAN2401 program for Alzheimer’s disease related to our collaboration with Eisai and our BIIB074 program for TGN. These increases were partially offset by a decrease in costs incurred in connection with the SPINRAZA program for the treatment of SMA as the program advanced to a late stage program during the first quarter of 2015.
We intend to continue committing significant resources to targeted research and development opportunities where there is a significant unmet need and where the drug candidate has the potential to be highly differentiated. Specifically, we intend to continue to invest in our MS pipeline, our aducanumab program, the BAN2401 and E2609 programs and our BIIB074 program.

Milestone and Upfront Expenses included in Research and Development Expense
Research and development expense for 2016 includes a $75.0 million license fee paid to Ionis as we exercised our option to develop and commercialize SPINRAZA from Ionis, a $50.0 million milestone payment due to Eisai related to the initiation of a Phase 3 trial for E2609 and a $20.0 million upfront milestone paid to the UPenn upon entering into a collaboration and alliance. For additional information about these transactions, please read Note 19, Collaborative and Other Relationships to our consolidated financial statements included in this report.
Research and development expense for 2015 includes $60.0 million recorded upon entering into our collaboration with Mitsubishi Tanabe Pharma Corporation (MTPC), $48.1 million recorded upon entering into our collaboration with Applied Genetic Technologies Corporation (AGTC), $30.0 million recorded as milestones in relation to our collaboration agreements with Ionis and $16.0 million paid to AbbVie related to milestones for the development of ZINBRYTA as a result of filing with the FDA and EMA during the year. For additional information about these transactions, please read Note 19, Collaborative and Other Relationships to our consolidated financial statements included in this report.
Research and development expense for 2014 includes $139.3 million recorded in connection with our collaboration agreement with Eisai Co., Ltd. (Eisai), $25.0 million recorded as milestones in relation to our collaboration agreements with Ionis and an aggregate of $60.0 million related to upfront payments made to Sangamo and Google Inc. and for other strategic business arrangements.
These payments are classified as research and development expense as the programs they relate to had not achieved regulatory approval as of the payment date.

Selling, General and Administrative
For 2016 compared to 2015, the decrease in selling, general and administrative expenses reflects cost savings in connection with our corporate restructuring, which are described below under the heading "Restructuring Charges," partially offset by an increase in costs associated with developing commercial capabilities for ZINBRYTA and SPINRAZA.
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

(In millions)	As of December 31, 2016
2017	$334.8
2018	312.7
2019	295.2
2020	259.7
2021	242.8
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
For 2016 compared to 2015, the amortization of acquired intangible assets was relatively consistent as our most recent analysis completed during the third quarter of 2016 resulted in no significant net change in our expected rate of amortization for acquired intangible assets.
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
During 2016 we terminated our collaboration agreements with Rodin Therapeutics, Inc. and Ataxion Inc., resulting in impairment losses of $8.7 million and $3.5 million, respectively, related to the IPR&D assets recorded upon entering into the collaboration agreements.
Impairment charges related to our intangible assets during 2015 were insignificant.
During 2014 we recorded a charge of $34.7 million related to the impairment of one of our out-licensed patents to reflect a change in its estimated fair value, due to a change in the underlying competitive market for that product.
During 2014 we updated the probabilities of success related to the early stage programs acquired through our recent acquisitions. This change in probability of success, combined with a delay in one of the projects, resulted in an impairment loss of $16.2 million.
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
The field of developing treatments for forms of neuropathic pain, such as TGN, and idiopathic pulmonary fibrosis (IPF) are highly competitive and can be affected by changes to expected market candidates and changes in timing and the clinical development of our product candidates. There can be no assurance that we will be able to successfully develop BIIB074 for the treatment of TGN or STX-100 for the treatment of IPF, or other indications or that a successfully developed therapy will be able to secure sufficient pricing in a competitive market. Changes to clinical development plans or life cycle management strategies are evaluated regularly. We review amounts capitalized as acquired IPR&D for impairment at least annually, as of October 31, and whenever events or changes in circumstances indicate that the carrying value of the assets might not be recoverable. Our most recent impairment assessment as of October 31, 2016 resulted in no impairments.
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
Under this restructuring, cash payments were estimated to total $120 million, of which $15.9 million were related to previously accrued 2015 incentive compensation, resulting in net restructuring charges totaling approximately $102.0 million. These amounts were substantially incurred and paid by the end of 2016.
For the years ended December 31, 2016 and 2015, we recognized total net restructuring charges of $8.0 million and $93.4 million, respectively.

The following table summarizes the charges and spending related to our 2015 restructuring program during 2016:

(In millions)	Workforce Reduction	Pipeline Programs	Total
Restructuring reserve as of December 31, 2015	$33.7	$3.6	$37.3
Expense	4.9	5.4	10.3
Payment	(31.2)	(9.0)	(40.2)
Adjustments to previous estimates, net	(5.2)	2.9	(2.3)
Restructuring reserve as of December 31, 2016	$2.2	$2.9	$5.1
2016 Organizational Changes and Cost Saving Initiatives
2016 Restructuring Charges
During the third quarter of 2016 we initiated additional cost saving measures primarily intended to realign our organizational structure due to the changes in roles and workforce resulting from our decision to spin off our hemophilia business, and to achieve further targeted cost reductions. For 2016 we recognized charges totaling $17.7 million related to this effort, which are in addition to, and separate from, the 2015 corporate restructuring described above. These amounts, which were substantially incurred and paid by the end of 2016, are primarily related to severance and are reflected in restructuring charges in our consolidated statements of income.
Cambridge, MA Manufacturing Facility
In June 2016 following an evaluation of our current and future manufacturing capabilities and capacity needs, we determined that we intend to vacate and cease manufacturing in our 67,000 square foot small-scale biologics manufacturing facility in Cambridge, MA and also vacate our 46,000 square foot warehouse space in Somerville, MA.
In December 2016 we subleased our rights to the manufacturing facility in Cambridge, MA to Brammer. Brammer also purchased from us certain manufacturing equipment, leasehold improvements and other assets in exchange for shares of Brammer common LLC interests and assumed manufacturing operations effective January 1, 2017. In December 2016 we also closed and vacated our warehouse space in Somerville, MA.

Our departure from these facilities shortened the expected useful lives of certain leasehold improvements and other assets at these facilities. As a result, we recorded additional depreciation expense to reflect the assets' new shorter useful lives. For the year ended December 31, 2016, we recognized approximately $45.5 million of this additional depreciation, which was recorded as cost of sales in our consolidated statement of income.
Under the terms of the agreement, Brammer will also provide manufacturing and other transition and support services to us.
In the fourth quarter of 2016 we recognized charges totaling $7.4 million for severance costs related to certain employees separated from Biogen in connection with this transaction. These amounts will be substantially incurred and paid by the end of the first quarter of 2017 and are reflected in restructuring charges in our consolidated statements of income.
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
The loss on fair value remeasurement of contingent consideration for 2016 was primarily due to changes in the probability of achieving certain developmental milestones and changes in the discount rate.
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
Collaboration Profit (Loss) Sharing
Collaboration profit (loss) sharing includes our 50% share of the profit or loss related to our biosimilars commercial agreement with Samsung Bioepis and our 50% share of the co-promotion profits or losses in the E.U. and Canada related to our collaboration agreement with AbbVie on the commercialization of ZINBRYTA.
We began to recognize revenues on sales of biosimilars in the first quarter of 2016. For 2016 we recognized net expense of $15.1 million related to our biosimilars commercial agreement with Samsung.
We began to recognize revenues on sales of ZINBRYTA in the E.U. in the third quarter of 2016. For 2016 we also recognized income of $4.9 million to reflect AbbVie's 50% share of net collaboration losses in the E.U. and Canada.
For additional information related to these arrangements, please read Note 19, Collaborative and Other Relationships to our consolidated financial statements included in this report.

TECFIDERA Litigation Settlement and License Charges
In January 2017 we agreed to enter into a settlement and license agreement with Forward Pharma A/S (Forward Pharma) that will provide us an irrevocable license to all intellectual property owned by Forward Pharma and results in the termination of the German Infringement Litigation. Under the terms of the settlement and license agreement with Forward Pharma, we have agreed to pay Forward Pharma $1.25 billion in cash. During the fourth quarter of 2016 we recognized a pre-tax charge of $454.8 million related to this matter. This amount represents the fair value of estimated royalties on our sales of TECFIDERA during the period April 2014 through December 31, 2016. For additional information related to the agreement, please read Note 21, Commitments and Contingencies to our consolidated financial statements included in this report.
Other Income (Expense), Net

For 2016 compared to 2015, the change in other income (expense), net was primarily due to an increase in interest expense as a result of the issuance of our senior unsecured notes in the third quarter of 2015. This increase was partially offset by an increase in interest income on higher yields and cash, cash equivalents and marketable securities balances as well as a decrease in foreign exchange losses recognized during the year ended December 31, 2016, compared to the prior year comparative period.
For 2015 compared to 2014, the change in other income (expense), net was primarily due to an increase in interest expense as a result of the issuance of our senior unsecured notes in the third quarter of 2015, higher foreign exchange losses and a decrease in net gains recognized on the sale of our strategic investments and marketable securities.
For additional information related to our senior unsecured notes, please read Note 11, Indebtedness, to our consolidated financial statements included in this report.

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
Our effective tax rate for 2016 compared to 2015 increased primarily due to a net state tax benefit in 2015 of $27.0 million resulting from the remeasurement of one of our uncertain tax positions and a higher relative percentage of our earnings being attributed to the U.S., a higher tax jurisdiction.
Our effective tax rate for 2015 compared to 2014 benefited from lower anticipated taxes on foreign earnings and reflects a $27.0 million benefit from the 2015 remeasurement of one of our uncertain tax positions.
Accounting for Uncertainty in Income Taxes
For more information on our uncertain tax positions and income tax rate reconciliation for 2016, 2015 and 2014, please read Note 16, Income Taxes to our consolidated financial statements included in this report.
Equity in Loss of Investee, Net of Tax
In February 2012 we entered into an agreement with Samsung Biologics, establishing an entity, Samsung Bioepis, to develop, manufacture and market biosimilar pharmaceuticals. We account for this investment under the equity method of accounting. We recognize our share of the results of operations related to our investment in Samsung Bioepis one quarter in arrears.
During 2015 our share of losses exceeded the carrying value of our investment. We therefore suspended recognizing additional losses and will continue to do so unless we commit to providing additional funding.
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
Noncontrolling Interest
For 2016 compared to 2015, the change in net income (loss) attributable to noncontrolling interests, net of tax, was primarily related to a $60.0 million milestone payment made to Neurimmune SubOne AG (Neurimmune) in 2015.
For 2015 compared to 2014, the change in net income (loss) attributable to noncontrolling interests, net of tax, was primarily related to a $60.0 million milestone payment made to Neurimmune, partially offset by increases in research expenses attributable to noncontrolling interests.
For additional information about Neurimmune, please read Note 18, Investments in Variable Interest Entities to our consolidated financial statements included in this report.

Financial Condition, Liquidity and Capital Resources
Our financial condition is summarized as follows:

	As of December 31,		% Change
(In millions, except percentages)	2016	2015	2016 compared to 2015
Financial assets:
Cash and cash equivalents	$2,326.5	$1,308.0	77.9%
Marketable securities — current	2,568.6	2,120.5	21.1%
Marketable securities — non-current	2,829.4	2,760.4	2.5%
Total cash, cash equivalents and marketable securities	$7,724.5	$6,188.9	24.8%
Borrowings:
Current portion of notes payable and other financing arrangements	$4.7	$4.8	(2.1)%
Notes payable and other financing arrangements	6,512.7	6,521.5	(0.1)%
Total borrowings	$6,517.4	$6,526.3	(0.1)%
Working Capital:
Current assets	$8,732.2	$6,700.3	30.3%
Current liabilities	(3,419.9)	(2,577.7)	32.7%
Total working capital	$5,312.3	$4,122.6	28.9%
For the year ended December 31, 2016, certain significant cash flows were as follows:

•	$4.5 billion in net cash flows provided by operating activities;

•	$1.0 billion used for share repurchases;

•	$1.6 billion in total net payments for income taxes;

•	$1.2 billion in contingent payments made to former shareholders of Fumapharm AG and holders of their rights; and

•	$616.1 million used for purchases of property, plant and equipment.

•	$102.0 million used for upfront and milestone payments to Samsung Bioepis, AbbVie and UPenn; and

•	$75.0 million license fee payment made to Ionis.

For the year ended December 31, 2015, certain significant cash flows were as follows:

•	$3.7 billion in net cash flows provided by operating activities;

•	$5.9 billion in proceeds from the issuance of our senior unsecured notes;

•	$5.0 billion used for share repurchases;

•	$1.7 billion in total net payments for income taxes;

•	$850.0 million in contingent payments made to former shareholders of Fumapharm AG and holders of their rights;

•
$643.0 million used for purchases of property, plant and equipment, including $104.8 million related to the acquisition of Eisai's drug product manufacturing facility in Research Triangle Park (RTP), North Carolina and $62.5 million related to the acquisition of land in Solothurn, Switzerland;

•	$198.8 million net cash paid for the acquisition of Convergence; and

•	$244.0 million used for upfront and milestone payments to AGTC, MTPC and Neurimmune.

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
Of the total cash, cash equivalents and marketable securities at December 31, 2016, approximately $5.5 billion was generated in foreign jurisdictions and is primarily intended for use in our foreign operations or in connection with business development transactions outside of the U.S. In managing our day-to-day liquidity in the U.S., we do not rely on the unrepatriated earnings as a source of funds and we have not provided for U.S. federal or state income taxes on these undistributed foreign earnings.
For additional information related to certain risks that could negatively impact our financial position or future results of operations, please read the “Risk Factors” and “Quantitative and Qualitative Disclosures About Market Risk” sections of this report.
Share Repurchase Programs
In July 2016 our Board of Directors authorized a program to repurchase up to $5.0 billion of our common stock (2016 Share Repurchase Program). This authorization does not have an expiration date. Repurchased shares will be retired. During the year ended December 31, 2016, we repurchased and retired 3.3 million shares of common stock at a cost of $1.0 billion under our 2016 Share Repurchase

Program.
In May 2015 our Board of Directors authorized a program to repurchase up to $5.0 billion of our common stock (2015 Share Repurchase Program), which was completed as of December 31, 2015. As of December 31, 2015, we repurchased and retired approximately 16.8 million shares of common stock at a cost of $5.0 billion under our 2015 Share Repurchase Program.
In February 2011 our Board of Directors authorized a program to repurchase up to 20.0 million of our common stock (2011 Share Repurchase Program), which has been used principally to offset common stock issuances under our share-based compensation plans. The 2011 Share Repurchase Program does not have an expiration date. We did not repurchase any shares of common stock under our 2011 Share Repurchase Program during the years ended December 31, 2016 and 2015. During the year ended December 31, 2014, we purchased approximately 2.9 million shares of common stock at a cost of $886.8 million under our 2011 Share Repurchase Program. We have approximately 1.3 million shares remaining available for repurchase under the 2011 Share Repurchase Program.
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
The net increase in cash, cash equivalents and marketable securities at December 31, 2016, from December 31, 2015, is primarily due to net cash flows provided by operating activities, partially offset by purchases of our common stock, payments for income taxes, contingent payments made to former shareholders of Fumapharm AG and holders of their rights, the net purchases of property, plant and equipment and upfront and milestone payments related to our collaboration agreements.

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
During the third quarter of 2015, we entered into a $1.0 billion, five-year senior unsecured revolving credit facility under which we are permitted to draw funds for working capital and general corporate purposes. The terms of the revolving credit facility include a financial covenant that requires us not to exceed a maximum consolidated leverage ratio. As of December 31, 2016, we had no outstanding borrowings and were in compliance with all covenants under this facility.
In connection with our 2006 distribution agreement with Fumedica AG (Fumedica), we issued notes totaling 61.4 million Swiss Francs that were payable to Fumedica in varying amounts from June 2008 through June 2018. Our remaining note payable to Fumedica had a carrying value of 6.2 million Swiss Francs ($6.0 million) and 8.9 million Swiss Francs ($9.0 million) as of December 31, 2016 and 2015, respectively.
For a summary of the fair values of our outstanding borrowings as of December 31, 2016 and 2015, please read Note 7, Fair Value Measurements to our consolidated financial statements included in this report.
Working Capital
We define working capital as current assets less current liabilities. The increase in working capital at December 31, 2016, from December 31, 2015, reflects an increase in total current assets of $2,031.9 million, partially offset by an increase in current liabilities of $842.2 million. The increase in total current assets was primarily driven by an increase in cash, cash equivalents and marketable securities due to net cash flows provided by operating activities. The increase in total current liabilities primarily resulted from litigation settlement and license charges and an increase in accrued collaboration expenses.

Cash Flows
The following table summarizes our cash flow activity:

	For the Years Ended December 31,			% Change
				2016 compared to 2015	2015 compared to 2014
(In millions, except percentages)	2016	2015	2014
Net cash flows provided by operating activities	$4,522.4	$3,716.1	$2,942.1	21.7%	26.3%
Net cash flows used in by investing activities	$(2,484.8)	$(4,553.6)	$(1,543.0)	(45.4)%	195.1%
Net cash flows provided by (used in) financing activities	$(987.8)	$986.4	$(755.9)	(200.1)%	(230.5)%
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
For 2016 compared to 2015, the increase in cash provided by operating activities was primarily driven by higher net income, non-cash charges for depreciation and amortization, a comparative increase in accrued expenses and other liabilities, partially offset by a comparative increase in accounts receivable.
For 2015 compared to 2014, the increase in cash provided by operating activities was primarily driven by higher net income and accounts receivable collections, partially offset by income tax payments.
Investing Activities
For 2016 compared to 2015, the decrease in net cash flows used in investing activities was primarily due to a decrease in net purchases of marketable securities and cash paid for the acquisition of Convergence in February 2015, partially offset by an increase in the contingent consideration related to the Fumapharm AG acquisition.
For 2015 compared to 2014, the increase in net cash flows used in investing activities was primarily due to an increase in net purchases of marketable securities, an increase in the total amount of contingent consideration paid to the former shareholders of Fumapharm AG, an increase in purchases of property, plant and equipment and cash paid for the acquisition of Convergence.
Financing Activities
For 2016 compared to 2015, the decrease in net cash flows provided by financing activities was primarily due to the issuance of our senior unsecured notes issued in the third quarter of 2015, partially offset by a decrease in the purchases of common stock.
For 2015 compared to 2014, the change in net cash flows provided by financing activities was primarily due to the issuance of our 2015 Senior Notes, partially offset by an increase in the amount of common stock we repurchased.

Contractual Obligations and Off-Balance Sheet Arrangements
Contractual Obligations
The following table summarizes our contractual obligations as of December 31, 2016, excluding amounts related to uncertain tax positions, funding commitments, contingent development, regulatory and commercial milestone payments, TYSABRI contingent payments and contingent consideration related to our business combinations, as described below.

	Payments Due by Period
(In millions)	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	After 5 Years
Capital leases (1)	$18.7	$2.0	$16.7	$—	$—
Non-cancellable operating leases (2), (3)	549.5	66.4	108.2	98.4	276.5
Long-term debt obligations (4)	10,281.1	282.5	1,055.1	1,939.7	7,003.8
Purchase and other obligations (5)	1,740.1	1,598.2	88.5	43.9	9.5
Defined benefit obligation	74.5	—	—	—	74.5
Total contractual obligations	$12,663.9	$1,949.1	$1,268.5	$2,082.0	$7,364.3

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

(3)
Obligations are presented net of sublease income expected to be received for the vacated manufacturing facility in Cambridge, MA, the vacated portion of our Weston, Massachusetts facility and other facilities throughout the world. For additional information related to the sublease of the vacated manufacturing facility in Cambridge, MA, please read Note 3, Restructuring, Business Transformation and Other Cost Savings Initiatives to our consolidated financial statements included in this report.

(4)	Long-term debt obligations are primarily related to our Senior Notes, including principal and interest payments.

(5)
Purchase and other obligations primarily includes our obligations to purchase direct materials, our obligation of $1.25 billion under the litigation settlement and license agreement with Forward Pharma, $176.3 million in contractual commitments for the construction of a biologics manufacturing facility in Solothurn, Switzerland and $13.6 million related to the fair value of net liabilities on derivative contracts. For additional information on the litigation settlement and license agreement with Forward Pharma please read Note 21, Commitments and Contingencies to our consolidated financial statements included in this report.

TYSABRI Contingent Payments
In 2013 we acquired from Elan full ownership of all remaining rights to TYSABRI that we did not already own or control. Under the terms of the acquisition agreement, we are obligated to make contingent payments to Elan of 18% on annual worldwide net sales up to $2.0 billion and 25% on annual worldwide net sales that exceed $2.0 billion. Royalty payments to Elan and other third parties are recognized as cost of sales in our consolidated statements of income. Elan was acquired by Perrigo in December 2013. Following that acquisition, we began making these royalty payments to Perrigo.
Contingent Consideration related to Business Combinations
In connection with our acquisitions of Convergence, Stromedix, Inc. (Stromedix) and Biogen International Neuroscience GmbH (BIN), we agreed to make additional payments based upon the achievement of certain milestone events.
As the acquisitions of Convergence, Stromedix and BIN occurred after January 1, 2009, we record contingent consideration liabilities at their fair value on the acquisition date and revalue these obligations each reporting period. We may pay up to approximately $1.2 billion in remaining milestones related to these acquisitions. For additional information related to our acquisition of Convergence please read Note 2, Acquisitions, to our consolidated financial statements included in this report.
Fumapharm AG
In 2006 we acquired Fumapharm AG. As part of this acquisition we acquired FUMADERM and TECFIDERA (together, Fumapharm Products). We are required to make contingent payments to former shareholders of Fumapharm AG or holders of their rights based on the attainment of certain cumulative sales levels of Fumapharm Products and the level of total net sales of Fumapharm Products in the prior twelve month period, as defined in the acquisition agreement.
During 2016 we paid $1.2 billion in contingent payments as we reached the $7.0 billion, $8.0 billion, $9.0 billion and $10.0 billion cumulative sales levels related to the Fumapharm Products in the fourth quarter of 2015 and the first, second and third quarters of 2016, respectively, and accrued $300.0 million upon reaching $11.0 billion in total cumulative sales of Fumapharm Products in the fourth quarter of 2016.
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
Contingent Development, Regulatory and Commercial Milestone Payments
Based on our development plans as of December 31, 2016, we could make potential future milestone payments to third parties of up to approximately $3.1 billion, including approximately $0.5 billion in development milestones, approximately $0.8 billion in regulatory milestones and approximately $1.8 billion in commercial milestones as part of our various collaborations, including licensing and development programs. Payments under these agreements generally become due and payable upon achievement of certain development, regulatory or commercial milestones. Because the achievement of these milestones had not occurred as of December 31, 2016, such contingencies have not been recorded in our financial statements. Amounts related to contingent milestone payments are not considered contractual obligations as they are contingent on the successful achievement of certain development, regulatory approval and commercial milestones.
We anticipate that we may pay approximately $157.0 million of milestone payments in 2017, provided various development, regulatory or commercial milestones are achieved.
Other Funding Commitments
As of December 31, 2016, we have several on-going clinical studies in various clinical trial stages. Our most significant clinical trial expenditures are to contract research organizations (CROs). The contracts with CROs are generally cancellable, with notice, at our option. We have recorded accrued expenses of approximately $21.0 million on our consolidated balance sheet for expenditures incurred by CROs as of December 31, 2016. We have approximately $500.0 million in cancellable future commitments based on existing CRO contracts as of December 31, 2016.
Tax Related Obligations
We exclude liabilities pertaining to uncertain tax positions from our summary of contractual obligations as we cannot make a reliable estimate of the period of cash settlement with the respective taxing authorities. As of December 31, 2016, we have approximately $47.8 million of net liabilities associated with uncertain tax positions.
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
Legal Matters
For a discussion of legal matters as of December 31, 2016, please read Note 20, Litigation to our consolidated financial statements included in this report.

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
Revenue Recognition and Related Allowances
We recognize revenue when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; our price to the customer is fixed or determinable; and collectability is reasonably assured. For additional information related to the new accounting standard for revenues from contracts with customers please read Note 1, Summary of Significant Accounting Policies: New Accounting Pronouncements to our consolidated financial statements included in this report.
Product Revenues
Revenues from product sales are recognized when title and risk of loss have passed to the customer, which is typically upon delivery. Product revenues are recorded net of applicable reserves for discounts and allowances. The timing of distributor orders and shipments can cause variability in earnings.

Reserves for Discounts and Allowances
Revenues from product sales are recorded net of reserves established for applicable discounts and allowances, including those associated with the implementation of pricing actions in certain of the international markets in which we operate. These reserves are based on estimates of the amounts earned or to be claimed on the related sales and are classified as reductions of accounts receivable (if the amount is payable to our customer) or a liability (if the amount is payable to a party other than our customer). Our estimates take into consideration our historical experience, current contractual and statutory requirements, specific known market events and trends, industry data and forecasted customer buying and payment patterns. Actual amounts may ultimately differ from our estimates. If actual results vary, we adjust these estimates, which could have an effect on earnings in the period of adjustment.
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
Revenues from Anti-CD20 Therapeutic Programs
Revenues from anti-CD20 therapeutic programs consist of:

(i)	our share of pre-tax profits and losses in the U.S. for RITUXAN and GAZYVA;
(ii)  reimbursement of our selling and development expenses in the U.S. for RITUXAN; and

(iii)
revenues on sales in the rest of world for RITUXAN, which consist of our share of pre-tax co-promotion profits on RITUXAN in Canada and royalty revenue on RITUXAN sales outside the U.S. and Canada by the Roche Group and its sublicensees.

Pre-tax co-promotion profits on RITUXAN and GAZYVA are calculated and paid to us by Genentech in the U.S. Pre-tax co-promotion profits on RITUXAN are calculated and paid to us by the Roche Group in Canada. Pre-tax co-promotion profits consist of U.S. and Canadian net sales to third-party customers less applicable costs to manufacture, third-party royalty expenses, distribution, selling and marketing expenses, and joint development expenses incurred by Genentech, the Roche Group and us. We record our share of the pre-tax co-promotion profits on RITUXAN in Canada and royalty revenues on RITUXAN sales outside the U.S. on a cash basis as we do not have the ability to estimate these profits or royalty revenue in the period incurred. Our share of the pre-tax profits on RITUXAN and GAZYVA in the U.S. includes estimates made by Genentech and those estimates are subject to change. Actual results may differ from our estimates.
Concentrations of Credit Risk
The majority of our accounts receivable arise from product sales in the U.S. and Europe and are primarily due from wholesale distributors, public hospitals and other government entities. We monitor the financial performance and creditworthiness of our customers so that we can properly assess and respond to changes in their credit profile. We continue to monitor these conditions, including the volatility associated with international economies and the relevant financial markets, and assess their possible impact on our business. Credit and economic conditions in the E.U. continue to remain uncertain, which has, from time to time, led to longer collection periods for our accounts receivable and greater collection risk in certain countries.
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
Collaborative and Other Relationships
Our development and commercialization arrangements with Sobi and AbbVie represent collaborative arrangements as each party is an active participant and exposed to significant risks and rewards of the arrangements. Where we are the principal on sales transactions with third parties, we recognize revenue, cost of sales and sales and marketing expenses on a gross basis in their respective lines in our consolidated statements of income. Where we are not the principal on sales transactions with third parties, we record our share of the revenues, cost of sales and sales and marketing expenses on a net basis in collaborative and other relationships in our consolidated statements of income.
For additional information related to our collaborations with Sobi and AbbVie, please read Note 19, Collaborative and Other Relationships to these consolidated financial statements.
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

If these projects are not successfully developed, the sales and profitability of the company may be adversely affected in future periods. Additionally, the value of the acquired intangible assets may become impaired. We believe that the foregoing assumptions used in the IPR&D analysis were reasonable at the time of the respective acquisition. No assurance can be given that the underlying assumptions used to estimate expected project sales, development costs or profitability, or the events associated with such projects, will transpire as estimated.
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
For additional information on the impairment charges related to our long-lived assets during 2016 and 2014, please read Note 6, Intangible Assets and Goodwill to our consolidated financial statements included in this report. Impairment charges related to our long-lived assets during 2015 were insignificant.
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
We completed our required annual impairment test in the fourth quarters of 2016, 2015 and 2014, respectively, and determined in each of those periods that the carrying value of goodwill was not impaired. In each year, the fair value of our reporting unit, which includes goodwill, was significantly in excess of the carrying value of our reporting unit.

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
Determining the appropriate valuation model and related assumptions requires judgment, and includes estimating the expected market price of our stock on vesting date and stock price volatility as well as the term of the expected awards. Determining the appropriate amount to expense based on the anticipated achievement of performance targets requires judgment, including forecasting the achievement of future financial targets. The estimate of expense is revised periodically based on the probability of achieving the required performance targets and adjustments are made throughout the term as appropriate. The cumulative impact of any revision is reflected in the period of change.
We also estimate forfeitures over the requisite service period when recognizing share-based compensation expense based on historical rates and forward-looking factors. These estimates are adjusted to the extent that actual forfeitures differ, or are expected to materially differ, from our estimates.

Contingent Consideration
For acquisitions completed before January 1, 2009, we record contingent consideration resulting from a business combination when the contingency is resolved. For acquisitions completed after January 1, 2009, we record contingent consideration resulting from a business combination at its fair value on the acquisition date. Each reporting period thereafter, we revalue these obligations and record increases or decreases in their fair value as an adjustment to contingent consideration expense in our consolidated statements of income. Changes in the fair value of the contingent consideration obligations can result from changes to one or multiple inputs including adjustments to the discount rates and achievement and timing of any cumulative sales-based and development milestones, or changes in the probability of certain clinical events and changes in the assumed probability associated with regulatory approval. These fair value measurements represent Level 3 measurements as they are based on significant inputs not observable in the market.
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

Income Taxes
We prepare and file income tax returns based on our interpretation of each jurisdiction’s tax laws and regulations. In preparing our consolidated financial statements, we estimate our income tax liability in each of the jurisdictions in which we operate by estimating our actual current tax expense together with assessing temporary differences resulting from differing treatment of items for tax and financial reporting purposes. These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheets. Significant management judgment is required in assessing the realizability of our deferred tax assets. In performing this assessment, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. In making this determination, under the applicable financial accounting standards, we are allowed to consider the scheduled reversal of deferred tax liabilities, projected future taxable income and the effects of tax planning strategies. Our estimates of future taxable income include, among other items, our estimates of future income tax deductions related to the exercise of stock options. In the event that actual results differ from our estimates, we adjust our estimates in future periods and we may need to establish a valuation allowance, which could materially impact our financial position and results of operations.
All tax effects associated with intercompany transfers of assets within our consolidated group, both current and deferred, are recorded as a prepaid tax or deferred charge and recognized through our consolidated statements of income when the asset transferred is sold to a third-party or otherwise recovered through amortization of the asset's remaining economic life. If the asset transferred becomes impaired, for example through the obsolescence of inventory or the discontinuation of a research program, we will expense any remaining deferred charge or prepaid tax. As of December 31, 2016, total deferred charges and prepaid taxes were $989.8 million. For additional information related to the new accounting standard on tax effects associated with intercompany transfers of assets within our consolidated group please read Note 1, Summary of Significant Accounting Policies: New Accounting Pronouncements to our consolidated financial statements included in this report.

We account for uncertain tax positions using a “more-likely-than-not” threshold for recognizing and resolving uncertain tax positions. We evaluate uncertain tax positions on a quarterly basis and consider various factors that include, but are not limited to, changes in tax law, the measurement of tax positions taken or expected to be taken in tax returns, the effective settlement of matters subject to audit, information obtained during in process audit activities and changes in facts or circumstances related to a tax position. We adjust the level of the liability to reflect any subsequent changes in the relevant facts surrounding the uncertain positions. Our liabilities for uncertain tax positions can be relieved only if the contingency becomes legally extinguished, through either payment to the taxing authority or the expiration of the statute of limitations, the recognition of the benefits associated with the position meet the “more-likely-than-not” threshold or the liability becomes effectively settled through the examination process. We consider matters to be effectively settled once the taxing authority has completed all of its required or expected examination procedures, including all appeals and administrative reviews, we have no plans to appeal or litigate any aspect of the tax position, and we believe that it is highly unlikely that the taxing authority would examine or re-examine the related tax position. We also accrue for potential interest and penalties related to unrecognized tax benefits in income tax expense.
We earn a significant amount of our operating income outside the U.S. As a result, a portion of our cash, cash equivalents and marketable securities are held by foreign subsidiaries. We currently do not intend or foresee a need to repatriate these funds. We expect existing domestic cash, cash equivalents, marketable securities and cash flows from operations to continue to be sufficient to fund our domestic operating activities and cash commitments for investing and financing activities for the foreseeable future.
As of December 31, 2016, our non-U.S. subsidiaries’ undistributed foreign earnings included in consolidated retained earnings and other basis differences aggregated to approximately $7.6 billion. All undistributed foreign earnings of non-U.S. subsidiaries, exclusive of earnings that would result in little or no net income tax expense or which were previously taxed under current U.S. tax law, are reinvested indefinitely in operations outside the U.S. This determination is made on a jurisdiction-by-jurisdiction basis and takes into the account the liquidity requirements in both the U.S. and within our foreign subsidiaries.

If we decide to repatriate funds in the future to execute our growth initiatives or to fund any other liquidity needs, the resulting tax consequences would negatively impact our results of operations through a higher effective tax rate and dilution of our earnings. The residual U.S. tax liability, if cumulative amounts were repatriated, would be between $1.8 billion to $2.3 billion as of December 31, 2016.
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
Foreign Currency Exchange Risk
Our results of operations are subject to foreign currency exchange rate fluctuations due to the global nature of our operations. We have operations or maintain distribution relationships in the U.S., Europe, Canada, Asia, Central and South America. In addition, we recognize our share of pre-tax co-promotion profits on RITUXAN in Canada. As a result, our financial position, results of operations and cash flows can be affected by market fluctuations in foreign exchange rates, primarily with respect to the Euro, British pound sterling, Canadian dollar, Swiss franc, Danish krone and Japanese yen.

While the financial results of our global activities are reported in U.S. dollars, the functional currency for most of our foreign subsidiaries is their respective local currency. Fluctuations in the foreign currency exchange rates of the countries in which we do business will affect our operating results, often in ways that are difficult to predict. In particular, as the U.S. dollar strengthens versus other currencies, the value of non-U.S. revenue will decline when reported in U.S. dollars. The impact to net income as a result of a strengthening U.S. dollar will be partially mitigated by the value of non-U.S. expense which will also decline when reported in U.S. dollars. As the U.S. dollar weakens versus other currencies, the value of non-U.S. revenue and expenses will increase when reported in U.S. dollars.
We have established revenue and operating expense hedging and balance sheet risk management programs to protect against volatility of future foreign currency cash flows and changes in fair value caused by volatility in foreign exchange rates.
In June 2016 the U.K. voted in a referendum to voluntarily depart from the E.U., known as Brexit. The macroeconomic impact on our results of operations from this vote remains unknown. To date, the foreign exchange impact has been negligible since we hedged the balance sheet foreign currency exchange risk.
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
The following quantitative information includes the impact of currency movements on forward contracts used in our revenue, operating expense and balance sheet hedging programs. As of December 31, 2016 and 2015, a hypothetical adverse 10% movement in foreign currency rates compared to the U.S. dollar across all maturities would result in a hypothetical decrease in the fair value of forward contracts of approximately $172.0 million and $185.0 million, respectively. The estimated fair value change was determined by measuring the impact of the hypothetical exchange rate movement on outstanding forward contracts. Our use of this methodology to quantify the market risk of such instruments is subject to assumptions and the actual impact could be significantly different. The quantitative information about market risk is limited because it does not take into account all foreign currency operating transactions.
Interest Rate Risk
Our investment portfolio includes cash equivalents and short-term investments. The fair value of our marketable securities is subject to change as a result of potential changes in market interest rates. The potential change in fair value for interest rate sensitive instruments has been assessed on a hypothetical 100 basis point adverse movement across all maturities. As of December 31, 2016 and 2015, we estimate that such hypothetical 100 basis point adverse movement would result in a hypothetical loss in fair value of approximately $50.0 million and $43.0 million, respectively, to our interest rate sensitive instruments. The fair values of our investments were determined using third-party pricing services or other market observable data.

To achieve a desired mix of fixed and floating interest rate debt, we entered into interest rate swap contracts during 2015 for certain of our fixed-rate debt. These derivative contracts effectively converted a fixed-rate interest coupon to a floating-rate LIBOR-based coupon over the life of the respective note. As of December 31, 2016 and 2015, a 100 basis-point adverse movement (increase in LIBOR) would increase annual interest expense by approximately $6.8 million in each case.
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

Credit Risk
We are subject to credit risk from our accounts receivable related to our product sales. The majority of our accounts receivable arise from product sales in the U.S. and Europe with concentrations of credit risk limited due to the wide variety of customers and markets using our products, as well as their dispersion across many different geographic areas. Our accounts receivable are primarily due from wholesale distributors, public hospitals, specialty pharmacies and other government entities. We monitor the financial performance and creditworthiness of our customers so that we can properly assess and respond to changes in their credit profile. We operate in certain countries where weakness in economic conditions can result in extended collection periods. We continue to monitor these conditions, including the volatility associated with international economies and the relevant financial markets, and assess their possible impact on our business. To date, we have not experienced any significant losses with respect to the collection of our accounts receivable.
Credit and economic conditions in the E.U. continue to remain uncertain, which has, from time to time, led to long collection periods for our accounts receivable and greater collection risk in certain countries.
We believe that our allowance for doubtful accounts was adequate as of December 31, 2016 and 2015. However, if significant changes occur in the availability of government funding or the reimbursement practices of these or other governments, we may not be able to collect on amounts due to us from customers in such countries and our results of operations could be adversely affected.
Item 8.        Financial Statements and Supplementary Data
The information required by this Item 8 is contained on pages F-1 through F-75 of this report and is incorporated herein by reference.
Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.        Controls and Procedures
Disclosure Controls and Procedures and Internal Control over Financial Reporting
Controls and Procedures
We have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of December 31, 2016. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that (a) the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (b) such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its 2013 Internal Control — Integrated Framework.
Based on our assessment, our management has concluded that, as of December 31, 2016, our internal control over financial reporting is effective based on those criteria.
The effectiveness of our internal control over financial reporting as of December 31, 2016 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their attestation report, which is included herein.
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
The response to the remainder of this item is incorporated by reference from the discussion responsive thereto in the sections entitled “Proposal 1 - Election of Directors,” “Corporate Governance at Biogen,” “Stock Ownership - Section 16(a) Beneficial Ownership Reporting Compliance” and “Miscellaneous - Stockholder Proposals” contained in the proxy statement for our 2017 annual meeting of stockholders.
Item 11.        Executive Compensation
The response to this item is incorporated by reference from the discussion responsive thereto in the sections entitled “Executive Compensation Matters” and “Corporate Governance at Biogen” contained in the proxy statement for our 2017 annual meeting of stockholders.
Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The response to this item is incorporated by reference from the discussion responsive thereto in the sections entitled “Stock Ownership” and “Equity Compensation Plan Information” contained in the proxy statement for our 2017 annual meeting of stockholders.

Item 13.        Certain Relationships and Related Transactions, and Director Independence
The response to this item is incorporated by reference from the discussion responsive thereto in the sections entitled “Certain Relationships and Related Person Transactions” and “Corporate Governance at Biogen” contained in the proxy statement for our 2017 annual meeting of stockholders.
Item 14.        Principal Accounting Fees and Services
The response to this item is incorporated by reference from the discussion responsive thereto in the section entitled “Proposal 2 — Ratification of the Selection of our Independent Registered Public Accounting Firm” contained in the proxy statement for our 2017 annual meeting of stockholders.

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

BIOGEN INC.

By:	/S/ MICHEL VOUNATSOS
Michel Vounatsos
Chief Executive Officer
Date: February 2, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/S/ MICHEL VOUNATSOS	Director and Chief Executive Officer (principal executive officer)	February 2, 2017
Michel Vounatsos

/S/ PAUL J. CLANCY	Executive Vice President, Finance and Chief Financial Officer (principal financial officer)	February 2, 2017
Paul J. Clancy

/S/ GREGORY F. COVINO	Vice President, Finance, Chief Accounting Officer (principal accounting officer)	February 2, 2017
Gregory F. Covino

/S/ STELIOS PAPADOPOULOS	Director and Chairman of the Board of Directors	February 2, 2017
Stelios Papadopoulos

/S/ ALEXANDER J. DENNER	Director	February 2, 2017
Alexander J. Denner

/S/ CAROLINE D. DORSA	Director	February 2, 2017
Caroline D. Dorsa

/S/ NANCY L. LEAMING	Director	February 2, 2017
Nancy L. Leaming

/S/ RICHARD C. MULLIGAN	Director	February 2, 2017
Richard C. Mulligan

/S/ ROBERT W. PANGIA	Director	February 2, 2017
Robert W. Pangia

/S/ BRIAN S. POSNER	Director	February 2, 2017
Brian S. Posner

/S/ ERIC K. ROWINSKY	Director	February 2, 2017
Eric K. Rowinsky

/S/ LYNN SCHENK	Director	February 2, 2017
Lynn Schenk

/S/ STEPHEN A. SHERWIN	Director	February 2, 2017
Stephen A. Sherwin

BIOGEN INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS

BIOGEN INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)

	For the Years Ended December 31,
	2016	2015	2014
Revenues:
Product, net	$9,817.9	$9,188.5	$8,203.4
Revenues from anti-CD20 therapeutic programs	1,314.5	1,339.2	1,195.4
Other	316.4	236.1	304.5
Total revenues	11,448.8	10,763.8	9,703.3
Cost and expenses:
Cost of sales, excluding amortization of acquired intangible assets	1,478.7	1,240.4	1,171.0
Research and development	1,973.3	2,012.8	1,893.4
Selling, general and administrative	1,947.9	2,113.1	2,232.3
Amortization of acquired intangible assets	385.6	382.6	489.8
Restructuring charges	33.1	93.4	—
Loss (gain) on fair value remeasurement of contingent consideration	14.8	30.5	(38.9)
Collaboration profit (loss) sharing	10.2	—	—
TECFIDERA litigation settlement and license charges	454.8	—	—
Total cost and expenses	6,298.4	5,872.8	5,747.7
Gain on sale of rights	—	—	16.8
Income from operations	5,150.4	4,891.0	3,972.4
Other income (expense), net	(217.4)	(123.7)	(25.8)
Income before income tax expense and equity in loss of investee, net of tax	4,933.0	4,767.3	3,946.6
Income tax expense	1,237.3	1,161.6	989.9
Equity in loss of investee, net of tax	—	12.5	15.1
Net income	3,695.7	3,593.2	2,941.6
Net (loss) income attributable to noncontrolling interests, net of tax	(7.1)	46.2	6.8
Net income attributable to Biogen Inc.	$3,702.8	$3,547.0	$2,934.8
Net income per share:
Basic earnings per share attributable to Biogen Inc.	$16.96	$15.38	$12.42
Diluted earnings per share attributable to Biogen Inc.	$16.93	$15.34	$12.37
Weighted-average shares used in calculating:
Basic earnings per share attributable to Biogen Inc.	218.4	230.7	236.4
Diluted earnings per share attributable to Biogen Inc.	218.8	231.2	237.2

See accompanying notes to these consolidated financial statements.

BIOGEN INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	For the Years Ended December 31,
	2016	2015	2014
Net income attributable to Biogen Inc.	$3,702.8	$3,547.0	$2,934.8
Other comprehensive income:
Unrealized gains (losses) on securities available for sale:
Unrealized gains (losses) recognized during the period, net of tax	(10.6)	(1.7)	0.4
Less: reclassification adjustment for (gains) losses included in net income, net of tax	0.6	1.3	(6.4)
Unrealized gains (losses) on securities available for sale, net of tax	(10.0)	(0.4)	(6.0)
Unrealized gains (losses) on cash flow hedges:
Unrealized gains (losses) recognized during the period, net of tax	51.6	110.8	101.7
Less: reclassification adjustment for (gains) losses included in net income, net of tax	(4.0)	(172.3)	(6.3)
Unrealized gains (losses) on cash flow hedges, net of tax	47.6	(61.5)	95.4
Unrealized gains (losses) on pension benefit obligation	5.1	(6.2)	(12.0)
Currency translation adjustment	(138.6)	(96.4)	(109.2)
Total other comprehensive income (loss), net of tax	(95.9)	(164.5)	(31.8)
Comprehensive income attributable to Biogen Inc.	3,606.9	3,382.5	2,903.0
Comprehensive income (loss) attributable to noncontrolling interests, net of tax	(7.1)	46.2	6.8
Comprehensive income	$3,599.8	$3,428.7	$2,909.8

See accompanying notes to these consolidated financial statements.

BIOGEN INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)

	As of December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$2,326.5	$1,308.0
Marketable securities	2,568.6	2,120.5
Accounts receivable, net	1,441.6	1,227.0
Due from anti-CD20 therapeutic programs, net	300.6	314.5
Inventory	1,001.6	893.4
Other current assets	1,093.3	836.9
Total current assets	8,732.2	6,700.3
Marketable securities	2,829.4	2,760.4
Property, plant and equipment, net	2,501.8	2,187.6
Intangible assets, net	3,808.3	4,085.1
Goodwill	3,669.3	2,663.8
Investments and other assets	1,335.8	1,107.6
Total assets	$22,876.8	$19,504.8
LIABILITIES AND EQUITY
Current liabilities:
Current portion of notes payable and other financing arrangements	$4.7	$4.8
Taxes payable	231.9	208.7
Accounts payable	279.8	267.4
Accrued expenses and other	2,903.5	2,096.8
Total current liabilities	3,419.9	2,577.7
Notes payable and other financing arrangements	6,512.7	6,521.5
Deferred tax liability	93.1	124.9
Other long-term liabilities	722.5	905.8
Total liabilities	10,748.2	10,129.9
Commitments and contingencies
Equity:
Biogen Inc. shareholders’ equity
Preferred stock, par value $0.001 per share	—	—
Common stock, par value $0.0005 per share	0.1	0.1
Additional paid-in capital	—	—
Accumulated other comprehensive loss	(319.9)	(224.0)
Retained earnings	15,071.6	12,208.4
Treasury stock, at cost; 22.6 million shares, respectively	(2,611.7)	(2,611.7)
Total Biogen Inc. shareholders’ equity	12,140.1	9,372.8
Noncontrolling interests	(11.5)	2.1
Total equity	12,128.6	9,374.9
Total liabilities and equity	$22,876.8	$19,504.8

See accompanying notes to these consolidated financial statements.

BIOGEN INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	For the Years Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net income	$3,695.7	$3,593.2	$2,941.6
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	682.7	600.4	688.1
Share-based compensation	154.8	161.4	155.3
Deferred income taxes	(175.0)	(145.6)	(308.2)
Other	91.2	82.2	(50.3)
Changes in operating assets and liabilities, net:
Accounts receivable	(241.4)	29.0	(512.4)
Due from anti-CD20 therapeutic programs	13.9	(31.1)	(30.7)
Inventory	(165.6)	(174.4)	(185.9)
Other assets	59.1	(127.0)	(108.7)
Accrued expenses and other current liabilities	570.1	74.2	244.3
Income tax assets and liabilities	(232.6)	(429.4)	40.3
Other liabilities	69.5	83.2	68.7
Net cash flows provided by operating activities	4,522.4	3,716.1	2,942.1
Cash flows from investing activities:
Proceeds from sales and maturities of marketable securities	7,378.9	4,063.0	2,718.9
Purchases of marketable securities	(7,913.2)	(6,864.9)	(3,583.1)
Contingent consideration related to Fumapharm AG acquisition	(1,200.0)	(850.0)	(375.0)
Acquisitions of businesses, net of cash acquired	—	(198.8)	—
Purchases of property, plant and equipment	(616.1)	(643.0)	(287.8)
Acquisitions of intangible assets	(111.6)	(15.4)	(28.2)
Other	(22.8)	(44.5)	12.2
Net cash flows used in investing activities	(2,484.8)	(4,553.6)	(1,543.0)
Cash flows from financing activities:
Purchases of treasury stock	(1,000.0)	(5,000.0)	(886.8)
Proceeds from issuance of stock for share-based compensation arrangements	43.7	54.2	54.9
Proceeds from borrowings	—	5,930.5	—
Repayments of borrowings	(2.7)	(2.1)	(2.7)
Excess tax benefit from share-based compensation	12.6	78.2	96.4
Contingent consideration payments	(38.6)	(13.1)	(20.5)
Other	(2.8)	(61.3)	2.8
Net cash flows provided by (used in) financing activities	(987.8)	986.4	(755.9)
Net increase in cash and cash equivalents	1,049.8	148.9	643.2
Effect of exchange rate changes on cash and cash equivalents	(31.3)	(45.8)	(40.9)
Cash and cash equivalents, beginning of the year	1,308.0	1,204.9	602.6
Cash and cash equivalents, end of the year	$2,326.5	$1,308.0	$1,204.9
See accompanying notes to these consolidated financial statements.

BIOGEN INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(In millions)

	Preferred stock		Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings	Treasury stock		Total Biogen Inc. shareholders’ equity	Noncontrolling interests	Total equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance, December 31, 2015	—	$—	241.2	$0.1	$—	$(224.0)	$12,208.4	(22.6)	$(2,611.7)	$9,372.8	$2.1	$9,374.9
Net income							3,702.8			3,702.8	(7.1)	3,695.7
Other comprehensive income (loss), net of tax						(95.9)				(95.9)	0.1	(95.8)
Acquisition of noncontrolling interests										—	(0.6)	(0.6)
Capital contribution to noncontrolling interests										—	1.5	1.5
Deconsolidation of noncontrolling interests										—	(7.5)	(7.5)
Repurchase of common stock pursuant to the 2016 Share Repurchase Program, at cost								(3.3)	(1,000.0)	(1,000.0)		(1,000.0)
Retirement of common stock pursuant to the 2016 Share Repurchase Program, at cost			(3.3)	—	(164.9)		(835.1)	3.3	1,000.0	—		—
Issuance of common stock under stock option and stock purchase plans			0.2	—	43.7		—			43.7		43.7
Issuance of common stock under stock award plan			0.4	—	(47.6)		(4.5)			(52.1)		(52.1)
Compensation expense related to share-based payments					169.4					169.4		169.4
Tax benefit from share-based payments					(0.6)					(0.6)		(0.6)
Balance, December 31, 2016	—	$—	238.5	$0.1	$—	$(319.9)	$15,071.6	(22.6)	$(2,611.7)	$12,140.1	$(11.5)	$12,128.6

See accompanying notes to these consolidated financial statements.

BIOGEN INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY - (Continued)
(In millions)

	Preferred stock		Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings	Treasury stock		Total Biogen Inc. shareholders’ equity	Noncontrolling interests	Total equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance, December 31, 2014	—	$—	257.1	$0.1	$4,196.2	$(59.5)	$9,283.9	(22.6)	$(2,611.7)	$10,809.0	$5.0	$10,814.0
Net income							3,547.0			3,547.0	46.2	3,593.2
Other comprehensive income (loss), net of tax						(164.5)				(164.5)	—	(164.5)
Distribution to noncontrolling interests										—	(60.0)	(60.0)
Acquisition of noncontrolling interests										—	10.9	10.9
Repurchase of common stock pursuant to the 2015 Share Repurchase Program, at cost								(16.8)	(5,000.0)	(5,000.0)		(5,000.0)
Retirement of common stock pursuant to the 2015 Share Repurchase Program, at cost			(16.8)	—	(4,377.5)		(622.5)	16.8	5,000.0	—		—
Issuance of common stock under stock option and stock purchase plans			0.3	—	54.2					54.2		54.2
Issuance of common stock under stock award plan			0.6	—	(125.1)					(125.1)		(125.1)
Compensation expense related to share-based payments					183.2					183.2		183.2
Tax benefit from share-based payments					69.0					69.0		69.0
Balance, December 31, 2015	—	$—	241.2	$0.1	$—	$(224.0)	$12,208.4	(22.6)	$(2,611.7)	$9,372.8	$2.1	$9,374.9

See accompanying notes to these consolidated financial statements.

BIOGEN INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY - (Continued)
(In millions)

	Preferred stock		Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings	Treasury stock		Total Biogen Inc. shareholders’ equity	Noncontrolling interests	Total equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance, December 31, 2013	—	$—	256.0	$0.1	$4,023.6	$(27.7)	$6,349.1	(19.7)	$(1,724.9)	$8,620.2	$0.6	$8,620.8
Net income							2,934.8			2,934.8	6.8	2,941.6
Other comprehensive income (loss), net of tax						(31.8)				(31.8)	—	(31.8)
Distribution to noncontrolling interests										—	(9.1)	(9.1)
Other transactions with noncontrolling interests										—	6.7	6.7
Repurchase of common stock for Treasury pursuant to the 2011 Share Repurchase Program, at cost								(2.9)	(886.8)	(886.8)		(886.8)
Issuance of common stock under stock option and stock purchase plans			0.3	—	54.9					54.9		54.9
Issuance of common stock under stock award plan			0.8	—	(140.3)					(140.3)		(140.3)
Compensation expense related to share-based payments					165.0					165.0		165.0
Tax benefit from share-based payments					93.0					93.0		93.0
Balance, December 31, 2014	—	$—	257.1	$0.1	$4,196.2	$(59.5)	$9,283.9	(22.6)	$(2,611.7)	$10,809.0	$5.0	$10,814.0

See accompanying notes to these consolidated financial statements.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Summary of Significant Accounting Policies
Business Overview
Biogen is a global biopharmaceutical company focused on discovering, developing, manufacturing and delivering therapies to people living with serious neurological, rare and autoimmune diseases.
Our marketed products include TECFIDERA, AVONEX, PLEGRIDY, TYSABRI, ZINBRYTA and FAMPYRA for multiple sclerosis (MS), FUMADERM for the treatment of severe plaque psoriasis and SPINRAZA for the treatment of spinal muscular atrophy (SMA). We also have certain business and financial rights with respect to RITUXAN for the treatment of non-Hodgkin's lymphoma, chronic lymphocytic leukemia (CLL) and other conditions, GAZYVA indicated for the treatment of CLL and follicular lymphoma, and other potential anti-CD20 therapies under a collaboration agreement with Genentech, Inc. (Genentech), a wholly-owned member of the Roche Group (Roche Group).
We support our drug discovery and development efforts through the commitment of significant resources to discovery, research and development programs and business development opportunities, particularly within areas of our scientific, manufacturing and technical capabilities. Our research is currently focused on additional improvements in the treatment of MS, solving some of the most challenging and complex diseases, including Alzheimer's disease, Parkinson's disease and amyotrophic lateral sclerosis (ALS), and employing innovative technologies to discover potential treatments for rare and genetic disorders, including new ways of treating diseases through gene therapy.
Our innovative drug development and commercialization activities are complemented by our biosimilar therapies that expand access to medicines and reduce the cost burden for healthcare systems. We are leveraging our manufacturing capabilities and know-how to develop, manufacture and market biosimilars through Samsung Bioepis, our joint venture with Samsung BioLogics Co. Ltd. (Samsung Biologics). Under this agreement, we are currently manufacturing and commercializing BENEPALI, an etanercept biosimilar referencing ENBREL, and FLIXABI, an infliximab biosimilar referencing REMICADE, in the European Union (E.U.).
Hemophilia Spin-Off
In May 2016 we announced our intention to spin off our hemophilia business, Bioverativ Inc. (Bioverativ), as an independent, publicly traded company. Bioverativ, will focus on the discovery, development and commercialization of therapies for treatment of hemophilia and other blood disorders, including ELOCTATE for the treatment of hemophilia A and ALPROLIX for the treatment of hemophilia B. Bioverativ will also assume all of our rights and obligations under our collaboration agreement with Swedish Orphan Biovitrum AB (Sobi) and our collaboration and license agreement with Sangamo Biosciences Inc. (Sangamo).
On February 1, 2017, we completed the distribution of all the then outstanding shares of common stock of Bioverativ to Biogen stockholders, who received one share of Bioverativ common stock for every two shares of Biogen common stock. As a result of the distribution, Bioverativ is now an independent public company whose shares of common stock are trading under the symbol "BIVV" on the Nasdaq Global Select Market.
The financial results of Bioverativ are reflected in our consolidated results of operations and financial position included in these audited consolidated financial statements for the periods presented in this Form 10-K. The financial results of Bioverativ will be excluded from our consolidated results of operations and financial position commencing February 1, 2017. For additional information regarding the separation of Bioverativ, please read Note 26, Subsequent Events to these consolidated financial statements.
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

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Use of Estimates
The preparation of our consolidated financial statements requires us to make estimates, judgments and assumptions that may affect the reported amounts of assets, liabilities, equity, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis we evaluate our estimates, judgments and methodologies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable, the results of which form the basis for making judgments about the carrying values of assets, liabilities and equity and the amount of revenues and expenses. Actual results may differ from these estimates under different assumptions or conditions.
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
Reserves for Discounts and Allowances
Revenues from product sales are recorded net of reserves established for applicable discounts and allowances, including those associated with the implementation of pricing actions in certain of the international markets in which we operate. These reserves are based on estimates of the amounts earned or to be claimed on the related sales and are classified as reductions of accounts receivable (if the amount is payable to our customer) or a liability (if the amount is payable to a party other than our customer). Our estimates take into consideration our historical experience, current contractual and statutory requirements, specific known market events and trends, industry data and forecasted customer buying and payment patterns. Actual amounts may ultimately differ from our estimates. If actual results vary, we adjust these estimates, which could have an effect on earnings in the period of adjustment.
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
Contractual adjustments primarily relate to Medicaid and managed care rebates, co-payment (copay) assistance, Veterans Administration (VA) and Public Health Service (PHS) discounts, specialty pharmacy program fees and other governmental rebates or applicable allowances.

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

•
Governmental rebates or chargebacks, including VA and PHS discounts, represent our estimated obligations resulting from contractual commitments to sell products to qualified healthcare providers at prices lower than the list prices we charge to wholesalers which provide those products. The wholesaler charges us for the

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

difference between what the wholesaler pays for the products and the ultimate selling price to the qualified healthcare providers. Rebate and chargeback reserves are established in the same period as the related revenue is recognized, resulting in a reduction in product revenue and accounts receivable. Chargeback amounts are generally determined at the time of resale to the qualified healthcare provider from the wholesaler, and we generally issue credits for such amounts within a few weeks of the wholesaler notifying us about the resale. Our reserves for VA, PHS and chargebacks consist of amounts that we expect to issue for inventory that exists at the wholesalers that we expect will be sold to qualified healthcare providers and chargebacks that wholesalers have claimed for which we have not issued a credit.

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

•
Copay assistance represents financial assistance to qualified patients, assisting them with prescription drug co-payments required by insurance. The calculation of the accrual for copay is based on an estimate of claims and the cost per claim that we expect to receive associated with inventory that exists in the distribution channel at period end.

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
Revenues from Anti-CD20 Therapeutic Programs
Revenues from anti-CD20 therapeutic programs consist of:

(i)	our share of pre-tax profits and losses in the U.S. for RITUXAN and GAZYVA;

(ii)	reimbursement of our selling and development expenses in the U.S. for RITUXAN; and

(iii)
revenues on sales in the rest of world for RITUXAN, which consist of our share of pre-tax co-promotion profits on RITUXAN in Canada and royalty revenue on RITUXAN sales outside the U.S. and Canada by the Roche Group and its sublicensees.

Pre-tax co-promotion profits on RITUXAN and GAZYVA are calculated and paid to us by Genentech in the U.S. Pre-tax co-promotion profits on RITUXAN are calculated and paid to us by the Roche Group in Canada. Pre-tax co-promotion profits consist of U.S. and Canadian net sales to third-party customers less applicable costs to manufacture, third-party royalty expenses, distribution, selling and marketing expenses, and joint development expenses incurred by Genentech, the Roche Group and us. We record our share of the pre-tax co-promotion profits on RITUXAN in Canada and royalty revenues on RITUXAN sales outside the U.S. on a cash basis as we do not have the ability to estimate these profits or royalty revenue in the period incurred. Our share of the pre-tax profits on RITUXAN and GAZYVA in the U.S. includes estimates made by Genentech and those estimates are subject to change. Actual results may differ from our estimates. For additional information related to our collaboration with Genentech, please read Note 19, Collaborative and Other Relationships to these consolidated financial statements.

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
Collaborative and Other Relationships
Our development and commercialization arrangements with Sobi and AbbVie Inc. (AbbVie) represent collaborative arrangements as each party is an active participant and exposed to significant risks and rewards of the arrangements. Where we are the principal on sales transactions with third parties, we recognize revenue, cost of sales and operating expenses on a gross basis in their respective lines in our consolidated statements of income. Where we are not the principal on sales transactions with third parties, we record our share of the revenues, cost of sales and operating expenses on a net basis in collaborative and other relationships included in other revenue in our consolidated statements of income.
For additional information related to our collaborations with Sobi and AbbVie, please read Note 19, Collaborative and Other Relationships, to these consolidated financial statements.
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
The majority of our financial assets have been classified as Level 2. Our financial assets (which include our cash equivalents, derivative contracts, marketable debt securities and plan assets for deferred compensation) have been initially valued at the transaction price and subsequently valued, at the end of each reporting period, utilizing third-party pricing services or other market observable data. The pricing services utilize industry standard valuation models, including both income and market-based approaches and observable market inputs to determine value. These observable market inputs include reportable trades, benchmark yields, credit spreads, broker/dealer quotes, bids, offers, current spot rates and other industry and economic events.
We validate the prices provided by our third-party pricing services by reviewing their pricing methods and matrices, obtaining market values from other pricing sources and analyzing pricing data in certain instances. After completing our validation procedures, we did not adjust or override any fair value measurements provided by our pricing services as of December 31, 2016 and 2015, respectively.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Assets and Liabilities
The carrying amounts reflected in the consolidated balance sheets for current accounts receivable, due from anti-CD20 therapeutic programs, other current assets, accounts payable and accrued expenses and other, approximate fair value due to their short-term maturities.
Cash and Cash Equivalents
We consider only those investments which are highly liquid, readily convertible to cash and that mature within three months from date of purchase to be cash equivalents. As of December 31, 2016 and 2015, cash equivalents were comprised of money market funds and commercial paper, overnight reverse repurchase agreements and other debt securities with maturities less than 90 days from the date of purchase.
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
In countries where we have experienced a pattern of payments extending beyond our contractual payment term and we expect to collect receivables greater than one year from the time of sale, we have discounted our receivables and reduced related revenues over the period of time that we estimate those amounts will be paid using the country’s market-based borrowing rate for such period. The related receivables are classified at the time of sale as non-current assets. We accrete interest income on these receivables, which is recognized as a component of other income (expense), net in our consolidated statements of income.
Concentration of Credit Risk
Financial instruments that potentially subject us to concentrations of credit risk include cash and cash equivalents, investments, derivatives and accounts receivable. We attempt to minimize the risks related to cash and cash equivalents and investments by investing in a broad and diverse range of financial instruments as previously defined by us. We have established guidelines related to credit ratings and maturities intended to safeguard principal balances and maintain liquidity. Our investment portfolio is maintained in accordance with our investment policy, which defines allowable investments, specifies credit quality standards and limits the credit exposure of any single issuer. We minimize credit risk resulting from derivative instruments by choosing only highly rated financial institutions as counterparties.
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
As of December 31, 2016 and 2015, two wholesale distributors individually accounted for approximately 37.2% and 19.2%, and 35.4% and 23.1%, of accounts receivable, net, respectively.
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

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Marketable Equity Securities
Our marketable equity securities represent investments in publicly traded equity securities and are included in investments and other assets in our consolidated balance sheet. When assessing whether a decline in the fair value of a marketable equity security is other-than-temporary, we consider the fair market value of the security, the duration of the security’s decline and prospects for the underlying business, including favorable or adverse clinical trial results, new product initiatives and new collaborative agreements with the companies in which we have invested.
Non-Marketable Equity Securities
We also invest in equity securities of companies whose securities are not publicly traded and where fair value is not readily available. These investments are recorded using either the cost method or the equity method of accounting, depending on our ownership percentage and other factors that suggest we have significant influence. We monitor these investments to evaluate whether any decline in their value has occurred that would be other-than-temporary, based on the implied value of recent company financings, public market prices of comparable companies and general market conditions and are included in investments and other assets in our consolidated balance sheet.
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
Equity Method of Accounting
In circumstances where we have the ability to exercise significant influence over the operating and financial policies of a company in which we have an investment, we utilize the equity method of accounting for recording investment activity. In assessing whether we exercise significant influence, we consider the nature and magnitude of our investment, the voting and protective rights we hold, any participation in the governance of the other company, and other relevant factors such as the presence of a collaboration or other business relationship. Under the equity method of accounting, we record in our results of operations our share of income or loss of the other company. If our share of losses exceeds the carrying value of our investment, we will suspend recognizing additional losses and will continue to do so unless we commit to providing additional funding.
Inventory
Inventories are stated at the lower of cost or market with cost based on the first-in, first-out (FIFO) method. We classify our inventory costs as long-term when we expect to utilize the inventory beyond our normal operating cycle and include these costs in investments and other assets in our consolidated balance sheets. Inventory that can be used in either the production of clinical or commercial products is expensed as research and development costs when identified for use in a clinical manufacturing campaign.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

BIOGEN INC. AND SUBSIDIARIES
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
Intangible assets related to trademarks, trade names and in-process research and development prior to commercialization are not amortized because they have indefinite lives; however, they are subject to review for impairment. We review our intangible assets with indefinite lives for impairment annually, as of October 31, and whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.
Acquired In-process Research and Development (IPR&D)
Acquired IPR&D represents the fair value assigned to research and development assets that have not reached technological feasibility. The value assigned to acquired IPR&D is determined by estimating the costs to develop the acquired technology into commercially viable products, estimating the resulting revenue from the projects and discounting the net cash flows to present value. The revenue and costs projections used to value acquired IPR&D are, as applicable, reduced based on the probability of success of developing a new drug. Additionally, the projections consider the relevant market sizes and growth factors, expected trends in technology and the nature and expected timing of new product introductions by us and our competitors. The rates utilized to discount the net cash flows to their present value are commensurate with the stage of development of the projects and uncertainties in the economic estimates used in the projections. Upon the acquisition of IPR&D, we complete an assessment of whether our acquisition constitutes the purchase of a single asset or a group of assets. We consider multiple factors in this assessment, including the nature of the technology acquired, the presence or absence of separate cash flows, the development process and stage of completion, quantitative significance and our rationale for entering into the transaction.

BIOGEN INC. AND SUBSIDIARIES
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
When performing our impairment assessment, we calculate the fair value using the same methodology as described above. If the carrying value of our acquired IPR&D exceeds its fair value, then the intangible asset is written-down to its fair value. Certain IPR&D programs have a fair value that is not significantly in excess of carrying value, including our program for the treatment of trigeminal neuralgia (TGN). Such programs could become impaired if assumptions used in determining the fair value change.
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
Impairment of Long-Lived Assets
Long-lived assets to be held and used, including property, plant and equipment and definite-lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets or asset group may not be recoverable.
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

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Translation of Foreign Currencies
The functional currency for most of our foreign subsidiaries is their local currency. For our non-U.S. subsidiaries that transact in a functional currency other than the U.S. dollar, assets and liabilities are translated at current rates of exchange at the balance sheet date. Income and expense items are translated at the average foreign exchange rates for the period. Adjustments resulting from the translation of the financial statements of our foreign operations into U.S. dollars are excluded from the determination of net income and are recorded in accumulated other comprehensive income, a separate component of equity. For subsidiaries where the functional currency of the assets and liabilities differ from the local currency, non-monetary assets and liabilities are translated at the rate of exchange in effect on the date assets were acquired while monetary assets and liabilities are translated at current rates of exchange as of the balance sheet date. Income and expense items are translated at the average foreign currency rates for the period. Translation adjustments of these subsidiaries are included in other income (expense), net, in our consolidated statements of income.
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

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
From time to time, we enter into development agreements in which we share expenses with a collaborative partner. We record payments received from our collaborative partners for their share of the development costs as a reduction of research and development expense, except as discussed in Note 19, Collaborative and Other Relationships to these consolidated financial statements. Because an initial indication has been approved for both RITUXAN and GAZYVA, expenses incurred by Genentech in the ongoing development of RITUXAN and GAZYVA are not recorded as research and development expense, but rather reduce our share of profits recorded as a component of revenues from anti-CD20 therapeutic programs.
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
Advertising costs are expensed as incurred. For the years ended December 31, 2016, 2015 and 2014, advertising costs totaled $106.3 million, $108.6 million and $92.9 million, respectively.

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
We account for uncertain tax positions using a “more-likely-than-not” threshold for recognizing and resolving uncertain tax positions. We evaluate uncertain tax positions on a quarterly basis and consider various factors including, but not limited to, changes in tax law, the measurement of tax positions taken or expected to be taken in tax returns, the effective settlement of matters subject to audit, information obtained during in process audit activities and changes in facts or circumstances related to a tax position. We also accrue for potential interest and penalties related to unrecognized tax benefits in income tax expense.
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
In May 2014 the FASB issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes all existing revenue recognition requirements, including most industry-specific guidance. The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. The FASB has subsequently issued the following amendments to ASU 2014-09 which have the same effective date and transition date of January 1, 2018:

•
In August 2015 the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delayed the effective date of the new standard from January 1, 2017 to January 1, 2018. The FASB also agreed to allow entities to choose to adopt the standard as of the original effective date.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•
In March 2016 the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations, which clarifies the implementation guidance on principal versus agent considerations.

•
In April 2016 the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which clarifies certain aspects of identifying performance obligations and licensing implementation guidance.

•
In May 2016 the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients related to disclosures of remaining performance obligations, as well as other amendments to guidance on collectability, non-cash consideration and the presentation of sales and other similar taxes collected from customers.

•
In December 2016 the FASB issued ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, which amends certain narrow aspects of the guidance issued in ASU 2014-09 including guidance related to the disclosure of remaining performance obligations and prior-period performance obligations, as well as other amendments to the guidance on loan guarantee fees, contract costs, refund liabilities, advertising costs and the clarification of certain examples.

We are currently evaluating the method of adoption and the potential impact that Topic 606 may have on our financial position and results of operations.
In April 2015 the FASB issued ASU No. 2015-05, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Fees Paid in a Cloud Computing Arrangement. Under this standard, if a cloud computing arrangement includes a software license, the software license element of the arrangement should be accounted for consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the arrangement should be accounted for as a service contract. We adopted this standard as of January 1, 2016, which did not have an impact on our financial position or results of operations.
In July 2015 the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. The new standard applies only to inventory for which cost is determined by methods other than last-in, first-out and the retail inventory method, which includes inventory that is measured using first-in, first-out or average cost. Inventory within the scope of this standard is required to be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. We adopted this standard as of January 1, 2016, which did not have an impact on our financial position or results of operations.
In September 2015 the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. The new standard requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined and sets forth new disclosure requirements related to the adjustments. We adopted this standard as of January 1, 2016, which did not have an impact on our financial position or results of operations.
In January 2016 the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. This new standard amends certain aspects of accounting and disclosure requirements of financial instruments, including the requirement that equity investments with readily determinable fair values be measured at fair value with changes in fair value recognized in our results of operations. This new standard does not apply to investments accounted for under the equity method of accounting or those that result in consolidation of the investee. Equity investments that do not have readily determinable fair values may be measured at fair value or at cost minus impairment adjusted for changes in observable prices. A financial liability that is measured at fair value in accordance with the fair value option is required to be presented separately in other comprehensive income for the portion of the total change in the fair value resulting from change in the instrument-specific credit risk. In addition, a valuation allowance should be evaluated on deferred tax assets related to available-for-sale debt securities in combination with other deferred tax assets. This new standard will be effective for us on January 1, 2018. The adoption of this standard is not expected to have a material impact on our financial position or results of operations.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In February 2016 the FASB issued ASU No. 2016-02, Leases (Topic 842). This new standard requires that all lessees recognize the assets and liabilities that arise from leases on the balance sheet and disclose qualitative and quantitative information about its leasing arrangements. This new standard will be effective for us on January 1, 2019. The adoption of this standard is not expected to have a material impact on our net financial position, but will impact the amount of our assets and liabilities. We are currently evaluating the potential impact that this standard may have on our results of operations.
In March 2016 the FASB issued ASU No. 2016-06, Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments. This new standard simplifies the embedded derivative analysis for debt instruments containing contingent call or put options by removing the requirement to assess whether a contingent event is related to interest rates or credit risks. This new standard will be effective for us on January 1, 2017. The adoption of this standard is not expected to have an impact on our financial position or results of operations.
In March 2016 the FASB issued ASU No. 2016-07, Investments - Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting. This new standard eliminates the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an adjustment must be made to the investment, results of operations and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment has been held. This new standard will be effective for us on January 1, 2017. The adoption of this standard is not expected to have a material impact on our financial position or results of operations.
In March 2016 the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This new standard requires recognition of the income tax effects of vested or settled awards in the income statement and involves several other aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. This new standard will be effective for us on January 1, 2017. The adoption of this standard is not expected to have a material impact on our financial position, results of operations or statements of cash flows upon adoption.
In June 2016 the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This new standard changes the impairment model for most financial assets and certain other instruments. Under the new standard, entities holding financial assets and net investment in leases that are not accounted for at fair value through net income to be presented at the net amount expected to be collected. An allowance for credit losses will be a valuation account that will be deducted from the amortized cost basis of the financial asset to present the net carrying value at the amount expected to be collected on the financial asset. This new standard will be effective for us on January 1, 2020. The adoption of this standard is not expected to have a material impact on our financial position or results of operations.
In August 2016 the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This new standard clarifies certain aspects of the statement of cash flows, including the classification of debt prepayment or debt extinguishment costs or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, distributions received from equity method investees and beneficial interests in securitization transactions. This new standard also clarifies that an entity should determine each separately identifiable source of use within the cash receipts and payments on the basis of the nature of the underlying cash flows. In situations in which cash receipts and payments have aspects of more than one class of cash flows and cannot be separated by source or use, the appropriate classification should depend on the activity that is likely to be the predominant source or use of cash flows for the item. This new standard will be effective for us on January 1, 2018. The adoption of this standard is not expected to have a material impact on our statements of cash flows upon adoption.
In October 2016 the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfer of Assets Other Than Inventory. This new standard eliminates the exception for an intra-entity transfer of an asset other than inventory. Under the new standard, entities should recognize the income tax consequences on an intra-entity transfer of an asset other than inventory when the transfer occurs. This new standard will be effective for us on January 1, 2018 and will be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. We are currently evaluating the potential impact this standard may have on our financial position and results of operations.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In January 2017 the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. This new standard clarifies the definition of a business and provides a screen to determine when an integrated set of assets and activities is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This new standard will be effective for us on January 1, 2018. However, we have adopted this standard as of January 1, 2017, with prospective application to any business development transaction.
2.        Acquisitions
Convergence Pharmaceuticals
On February 12, 2015, we completed our acquisition of all of the outstanding stock of Convergence Pharmaceuticals (Convergence), a clinical-stage biopharmaceutical company with a focus on developing product candidates for neuropathic pain. Convergence’s lead candidate was a Phase 2 clinical candidate BIIB074 (CNV1014802), which had demonstrated clinical activity in proof-of-concept studies for TGN. Additionally, BIIB074 had potential applicability in several other neuropathic pain states, including lumbosacral radiculopathy and erythromelalgia.
The purchase price consisted of a $200.1 million cash payment at closing, plus contingent consideration in the form of development and approval milestones up to a maximum of $450.0 million, of which $350.0 million was associated with the development and approval of BIIB074 for the treatment of TGN. The acquisition was funded from our existing cash on hand and was accounted for as the acquisition of a business. In addition to obtaining the rights to BIIB074 and additional product candidates in preclinical development, we retained the services of key employees of Convergence.
In connection with our acquisition of Convergence, we recorded a liability of $274.5 million representing the fair value of the contingent consideration. This amount was estimated through a valuation model that incorporated industry-based probability adjusted assumptions relating to the achievement of these milestones and thus the likelihood of making the contingent payments. This fair value measurement was based upon significant inputs not observable in the market and therefore represented a Level 3 measurement.
The purchase price, as adjusted, consisted of the following:

(In millions)
Cash portion of consideration	$200.1
Contingent consideration	274.5
Total purchase price	$474.6
During the second quarter of 2015 we adjusted our preliminary estimate of the fair value of the assets acquired and contingent consideration as of the date of acquisition as a result of finalizing the purchase price accounting. This resulted in an increase in the value of our estimated contingent consideration and goodwill by $36.0 million, respectively. Our revised purchase price allocation is reflected in the chart below. Our purchase price allocation is complete.
Subsequent changes in the fair value of the contingent consideration obligation will be recognized as adjustments to contingent consideration and reflected in our consolidated statements of income. In the fourth quarter of 2016 a $50.0 million milestone related to BIIB074 in an additional neuropathic pain indication was earned and paid, resulting in a reduction to the contingent consideration. For additional information related to the fair value of this obligation, please read Note 7, Fair Value Measurements to these consolidated financial statements.

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
Our estimate of the fair value of the IPR&D programs acquired was determined through a probability adjusted discounted cash flow analysis utilizing a discount rate of 11%. This valuation was primarily driven by the value associated with the lead candidate, BIIB074, which is in development for the treatment of TGN and was expected to be completed no earlier than 2020, at a remaining cost of approximately $145.0 million. The fair value associated with BIIB074 for the treatment of TGN was $200.0 million. We recorded additional IPR&D assets related to the use of BIIB074 in two additional neuropathic pain indications, with a total estimated value of $220.0 million. The remaining cost of development for these two indications was approximately $415.0 million, with an expected completion date of no earlier than 2021. These fair value measurements were based on significant inputs not observable in the market and thus represented Level 3 fair value measurements.
We attributed the goodwill recognized to the Convergence workforce's expertise in chronic pain research and clinical development and to establishing a deferred tax liability for the acquired IPR&D intangible assets which had no tax basis. The goodwill was not tax deductible.
Pro forma results of operations would not be materially different as a result of the acquisition of Convergence and therefore are not presented. Subsequent to the acquisition date, our results of operations include the results of operations of Convergence.
3.        Restructuring, Business Transformation and Other Cost Saving Initiatives
2015 Cost Saving Initiatives
2015 Restructuring Charges
On October 21, 2015, we announced a corporate restructuring, which included the termination of certain pipeline programs and an 11% reduction in workforce. Under this restructuring, cash payments were estimated to total approximately $120.0 million, of which $15.9 million were related to previously accrued 2015 incentive compensation, resulting in net restructuring charges totaling approximately $102.0 million. These amounts were substantially paid by the end of 2016.
For the year ended December 31, 2016, we recognized total net restructuring charges of $8.0 million. We previously recognized $93.4 million of restructuring charges in our consolidated statements of income during the fourth quarter of 2015. Our restructuring reserve is included in accrued expenses and other in our consolidated balance sheets.
The following table summarizes the charges and spending related to our 2015 restructuring program during 2016:

(In millions)	Workforce Reduction	Pipeline Programs	Total
Restructuring reserve as of December 31, 2015	$33.7	$3.6	$37.3
Expense	4.9	5.4	10.3
Payments	(31.2)	(9.0)	(40.2)
Adjustments to previous estimates, net	(5.2)	2.9	(2.3)
Restructuring reserve as of December 31, 2016	$2.2	$2.9	$5.1

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2016 Organizational Changes and Cost Saving Initiatives
2016 Restructuring Charges
During the third quarter of 2016 we initiated cost saving measures primarily intended to realign our organizational structure due to the changes in roles and workforce resulting from our decision to spin off our hemophilia business, and to achieve further targeted cost reductions. For the year ended December 31, 2016, we recognized charges totaling $17.7 million related to this effort, which are in addition to, and separate from, the 2015 corporate restructuring described above. These amounts, which were substantially incurred and paid by the end of 2016, are primarily related to severance and are reflected in restructuring charges in our consolidated statements of income.
Cambridge, MA Manufacturing Facility
In June 2016 following an evaluation of our current and future manufacturing capabilities and capacity needs, we determined that we intend to vacate and cease manufacturing in our 67,000 square foot small-scale biologics manufacturing facility in Cambridge, MA and also vacate our 46,000 square foot warehouse space in Somerville, MA.
In December 2016 we subleased our rights to the manufacturing facility in Cambridge, MA to Brammer Bio MA, LLC (Brammer). Brammer also purchased from us certain manufacturing equipment, leasehold improvements and other assets in exchange for shares of Brammer common LLC interests and assumed manufacturing operations effective January 1, 2017. In December 2016 we also closed and vacated our warehouse space in Somerville, MA.
Our departure from these facilities shortened the expected useful lives of certain leasehold improvements and other assets at these facilities. As a result, we recorded additional depreciation expense to reflect the assets' new shorter useful lives. For the year ended December 31, 2016, we recognized approximately $45.5 million of this additional depreciation, which was recorded as cost of sales in our consolidated statements of income.
Under the terms of the agreement, Brammer will also provide manufacturing and other transition and support services to us.
In the fourth quarter of 2016 we recognized charges totaling $7.4 million for severance costs related to certain employees separated from Biogen in connection with this transaction. These amounts will be substantially incurred and paid by the end of first quarter of 2017 and are reflected in restructuring charges in our consolidated statements of income.
4.    Reserves for Discounts and Allowances
An analysis of the change in reserves for discounts and allowances is summarized as follows:

(In millions)	Discounts	Contractual Adjustments	Returns	Total
2016
Beginning balance	$56.1	$548.7	$57.9	$662.7
Current provisions relating to sales in current year	592.6	2,044.5	30.9	2,668.0
Adjustments relating to prior years	(1.4)	1.5	(16.8)	(16.7)
Payments/returns relating to sales in current year	(522.5)	(1,576.0)	(1.0)	(2,099.5)
Payments/returns relating to sales in prior years	(53.2)	(536.0)	(19.8)	(609.0)
Ending balance	$71.6	$482.7	$51.2	$605.5

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In millions)	Discounts	Contractual Adjustments	Returns	Total
2015
Beginning balance	$47.6	$387.1	$49.1	$483.8
Current provisions relating to sales in current year	459.7	1,732.1	37.6	2,229.4
Adjustments relating to prior years	(1.3)	(16.3)	(14.7)	(32.3)
Payments/returns relating to sales in current year	(405.9)	(1,258.1)	(2.6)	(1,666.6)
Payments/returns relating to sales in prior years	(44.0)	(296.1)	(11.5)	(351.6)
Ending balance	$56.1	$548.7	$57.9	$662.7

(In millions)	Discounts	Contractual Adjustments	Returns	Total
2014
Beginning balance	$47.0	$345.5	$33.7	$426.2
Current provisions relating to sales in current year	347.3	1,265.4	39.1	1,651.8
Adjustments relating to prior years	(1.0)	(28.5)	13.5	(16.0)
Payments/returns relating to sales in current year	(299.7)	(933.4)	(4.1)	(1,237.2)
Payments/returns relating to sales in prior years	(46.0)	(261.9)	(33.1)	(341.0)
Ending balance	$47.6	$387.1	$49.1	$483.8
The total revenue-related reserves above, included in our consolidated balance sheets, are summarized as follows:

	As of December 31,
(In millions)	2016	2015
Reduction of accounts receivable	$166.9	$144.6
Component of accrued expenses and other	438.6	518.1
Total revenue-related reserves	$605.5	$662.7
5.        Inventory
The components of inventory are summarized as follows:

	As of December 31,
(In millions)	2016	2015
Raw materials	$170.4	$213.0
Work in process	698.7	577.6
Finished goods	170.3	143.0
Total inventory	$1,039.4	$933.6

Balance Sheet Classification:
Inventory	$1,001.6	$893.4
Investments and other assets	37.8	40.2
Total inventory	$1,039.4	$933.6
Long-term inventory, which primarily consists of work in process, is included in investments and other assets in our consolidated balance sheets.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2015, our inventory included $24.7 million associated with our ZINBRYTA program, $24.2 million associated with our FLIXABI program and $18.4 million associated with our BENEPALI program, which had been capitalized in advance of regulatory approval. The European Commission (EC) approved the marketing authorization applications for BENEPALI and FLIXABI, two anti-tumor necrosis factor (TNF) biosimilars, for marketing in the E.U. in January 2016 and May 2016, respectively. In addition, ZINBRYTA was approved for the treatment of relapsing forms of MS in the U.S. in May 2016 and in the E.U. in July 2016. For information on our pre-approval inventory policy, please read Note 1, Summary of Significant Accounting Policies to these consolidated financial statements
Inventory amounts written down as a result of excess, obsolescence, unmarketability or other reasons are charged to cost of sales, and totaled $48.2 million, $41.9 million and $50.6 million for the years ended December 31, 2016, 2015 and 2014, respectively.
6.        Intangible Assets and Goodwill
Intangible Assets
Intangible assets, net of accumulated amortization, impairment charges and adjustments, are summarized as follows:

		As of December 31, 2016			As of December 31, 2015
(In millions)	Estimated Life	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Out-licensed patents	13-23 years	$543.3	$(523.6)	$19.7	$543.3	$(506.0)	$37.3
Developed technology	15-23 years	3,005.3	(2,634.3)	371.0	3,005.3	(2,552.9)	452.4
In-process research and development	Indefinite until commercialization	648.0	—	648.0	730.5	—	730.5
Trademarks and trade names	Indefinite	64.0	—	64.0	64.0	—	64.0
Acquired and in-licensed rights and patents	6-18 years	3,481.7	(776.1)	2,705.6	3,303.2	(502.3)	2,800.9
Total intangible assets		$7,742.3	$(3,934.0)	$3,808.3	$7,646.3	$(3,561.2)	$4,085.1
Amortization of acquired intangible assets totaled $385.6 million, $382.6 million and $489.8 million for the years ended December 31, 2016, 2015 and 2014, respectively. Amortization of acquired intangible assets during 2016 included impairment charges of $12.2 million related to two of our IPR&D intangible assets. Amortization of acquired intangible assets during 2014 included impairment charges of $34.7 million related to one of our out-licensed patents and $16.2 million related to one of our IPR&D intangible assets.
Out-licensed Patents
Out-licensed patents to third-parties primarily relate to patents acquired in connection with the merger of Biogen, Inc. and IDEC Pharmaceuticals Corporation in 2003. During 2014 we recorded a charge of $34.7 million related to the impairment of one of our out-licensed patents to reflect a change in its estimated fair value due to a change in the underlying competitive market for that product. The charge was included in amortization of acquired intangible assets in our consolidated statements of income. The fair value of the intangible asset was based on a discounted cash flow calculated using Level 3 fair value measurements and inputs including estimated revenues. There were no impairment charges related to our out-licensed patents during 2016 or 2015.
Developed Technology
Developed technology primarily relates to our AVONEX product, which was recorded in connection with the merger of Biogen, Inc. and IDEC Pharmaceuticals Corporation in 2003. The net book value of this asset as of December 31, 2016, was $363.3 million.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

IPR&D
IPR&D represents the fair value assigned to research and development assets that we acquire and have not reached technological feasibility at the date of acquisition. Upon commercialization, we will determine the estimated useful life. In connection with our acquisition of Convergence in February 2015, we acquired IPR&D programs with an estimated fair value of $424.6 million. This amount has and will be adjusted for foreign exchange rate fluctuations. For a more detailed description of this transaction, please read Note 2, Acquisitions to these consolidated financial statements.
An analysis of anticipated lifetime revenues and anticipated development costs is performed annually during our long- range planning cycle, which was updated in the third quarter of 2016. This analysis is based upon certain assumptions that we evaluate on a periodic basis, including anticipated future product sales, the expected impact of changes in the amount of development costs and the probabilities of our programs succeeding, the introduction of new products by our competitors and changes in our commercial and pipeline product candidates.
During the fourth quarter of 2016 we terminated our collaboration agreements with Rodin Therapeutics, Inc. and Ataxion Inc., resulting in impairment losses of $8.7 million and $3.5 million, respectively, reflecting the full value of the assets recorded upon entering into the collaboration agreements. These impairment losses are included in amortization of acquired intangible assets in our consolidated statements of income.
During the third quarter of 2014 we updated the probabilities of success related to the early stage programs acquired through our recent acquisitions. The change in probability of success, combined with a delay in one of the projects, resulted in an impairment loss of $16.2 million in one of our IPR&D assets during 2014. This impairment is included in amortization of acquired intangible assets in our consolidated statements of income.
Acquired and In-licensed Rights and Patents
Acquired and in-licensed rights and patents primarily relate to our acquisition of all remaining rights to TYSABRI from Elan Corporation plc (Elan). The net book value of this asset as of December 31, 2016, was $2,493.2 million.
The net change in acquired and in-licensed rights and patents during the year ended December 31, 2016, reflects:

•	$60.0 million milestone payment due to Ionis Pharmaceuticals, Inc. (Ionis) for the approval of SPINRAZA in the U.S. in December 2016;
$50.0 million in total milestone payments due to Samsung Bioepis, which became payable upon the approval of BENEPALI and FLIXABI in the E.U. in January 2016 and May 2016, respectively;

•	$32.0 million in total milestone payments due to AbbVie, Inc. (AbbVie), which became payable upon the approval of ZINBRYTA in the U.S. in May 2016 and the E.U. in July 2016; and

•
$26.5 million upon the approval of ALPROLIX in the E.U. in May 2016 which is comprised of a $20.0 million contingent payment due to the former owners of Syntonix Pharmaceuticals, Inc. (Syntonix) and $6.5 million related to the establishment of a corresponding deferred tax liability.

For additional information on our relationships with Samsung Bioepis, AbbVie and Ionis, please read Note 19, Collaborative and Other Relationships to these consolidated financial statements.
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

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our most recent long range planning cycle was completed in the third quarter of 2016. Based upon this analysis, the estimated future amortization of acquired intangible assets is expected to be as follows:

(In millions)	As of December 31, 2016
2017	$334.8
2018	312.7
2019	295.2
2020	259.7
2021	242.8
Goodwill
The following table provides a roll forward of the changes in our goodwill balance:

	As of December 31,
(In millions)	2016	2015
Goodwill, beginning of year	$2,663.8	$1,760.2
Increase to goodwill	1,026.9	908.1
Other	(21.4)	(4.5)
Goodwill, end of year	$3,669.3	$2,663.8
The increase in goodwill during 2016 was related to $1.2 billion in contingent milestones achieved (exclusive of $173.1 million in tax benefits) and payable to the former shareholders of Fumapharm AG or holders of their rights. Other includes changes related to foreign exchange rate fluctuations. The increase in goodwill during 2015 was related to $900.0 million in contingent milestones achieved (exclusive of $120.2 million in tax benefits) and payable to the former shareholders of Fumapharm AG or holders of their rights and $128.3 million related to our acquisition of Convergence.
For additional information related to future contingent payments to the former shareholders of Fumapharm AG or holders of their rights, please read Note 21, Commitments and Contingencies to these consolidated financial statements. For additional information related to our acquisition of Convergence, please read Note 2, Acquisitions to these consolidated financial statements.
As of December 31, 2016, we had no accumulated impairment losses related to goodwill.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.        Fair Value Measurements
The tables below present information about our assets and liabilities that are regularly measured and carried at fair value and indicate the level within the fair value hierarchy of the valuation techniques we utilized to determine such fair value:

(In millions)	As of December 31, 2016	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$2,039.6	$—	$2,039.6	$—
Marketable debt securities:
Corporate debt securities	2,663.8	—	2,663.8	—
Government securities	2,172.5	—	2,172.5	—
Mortgage and other asset backed securities	561.7	—	561.7	—
Marketable equity securities	24.9	24.9	—	—
Derivative contracts	61.0	—	61.0	—
Plan assets for deferred compensation	34.5	—	34.5	—
Total	$7,558.0	$24.9	$7,533.1	$—
Liabilities:
Derivative contracts	$13.6	$—	$13.6	$—
Contingent consideration obligations	467.6	—	—	467.6
Total	$481.2	$—	$13.6	$467.6

(In millions)	As of December 31, 2015	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$909.5	$—	$909.5	$—
Marketable debt securities:
Corporate debt securities	1,510.9	—	1,510.9	—
Government securities	2,875.9	—	2,875.9	—
Mortgage and other asset backed securities	494.1	—	494.1	—
Marketable equity securities	37.5	37.5	—	—
Derivative contracts	27.2	—	27.2	—
Plan assets for deferred compensation	40.1	—	40.1	—
Total	$5,895.2	$37.5	$5,857.7	$—
Liabilities:
Derivative contracts	$14.7	$—	$14.7	$—
Contingent consideration obligations	506.0	—	—	506.0
Total	$520.7	$—	$14.7	$506.0
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

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Debt Instruments
The fair values of our debt instruments, which are Level 2 liabilities, are summarized as follows:

	As of December 31,
(In millions)	2016	2015
Notes payable to Fumedica	$6.1	$9.4
6.875% Senior Notes due March 1, 2018	583.7	602.6
2.900% Senior Notes due September 15, 2020	1,521.5	1,497.5
3.625% Senior Notes due September 15, 2022	1,026.6	1,014.2
4.050% Senior Notes due September 15, 2025	1,796.0	1,764.6
5.200% Senior Notes due September 15, 2045	1,874.5	1,757.6
Total	$6,808.4	$6,645.9
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
Contingent Consideration Obligations
The following table provides a roll forward of the fair values of our contingent consideration obligations which includes Level 3 measurements:

	As of December 31,
(In millions)	2016	2015
Fair value, beginning of year	$506.0	$215.5
Additions	—	274.5
Changes in fair value	14.8	30.5
Payments and other	(53.2)	(14.5)
Fair value, end of year	$467.6	$506.0
 As of December 31, 2016 and 2015, approximately $246.8 million and $301.3 million, respectively, of the fair value of our total contingent consideration obligations was reflected as a component of other long-term liabilities in our consolidated balance sheets with the remaining balance reflected as a component of accrued expenses and other. Payments and other for 2016 includes $7.9 million of a Convergence milestone converted to a short-term obligation under the terms of the acquisition agreement.
There were no changes in valuation techniques or transfers between fair value measurement levels during the years ended December 31, 2016 and 2015. The fair values of the intangible assets and contingent consideration liabilities were based on a probability-adjusted discounted cash flow calculation using Level 3 fair value measurements and inputs including estimated revenues and probabilities of success. For additional information related to the valuation techniques and inputs utilized in valuation of our financial assets and liabilities, please read Note 1, Summary of Significant Accounting Policies to these consolidated financial statements.
Convergence
In connection with our acquisition of Convergence in February 2015 we recorded a contingent consideration obligation of $274.5 million. This valuation was based on probability weighted net cash outflow projections of $450.0 million, discounted using a rate of 2.0%, which was the estimated cost of debt financing for market participants. This liability reflected the revised estimate from the date of acquisition for our initial clinical development plans, resulting probabilities of success and the timing of certain milestone payments. For a more detailed description of this transaction, please read Note 2, Acquisitions to these consolidated financial statements.
As of December 31, 2016 and 2015, the fair value of this contingent consideration obligation was $258.9 million and $297.5 million, respectively. Our most recent valuation was determined based upon probability weighted net cash flow projections of $400.0 million, discounted using a rate of 2.7%, which is a measure of the credit risk associated with settling the liability.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For 2016 compared to 2015, the net decrease in the fair value of this obligation was primarily due to achievement of a $50.0 million milestone related to a second indication, partially offset by changes in the discount rate and an increase in the probability of success related to the achievement of certain developmental milestones. Approximately $148.4 million is reflected as a component of accrued expenses and other in our consolidated balance sheets as we expect to make the payment within one year.
Stromedix Inc.
In connection with our acquisition of Stromedix Inc. (Stromedix) in March 2012 we recorded a contingent consideration obligation of $122.2 million. As of December 31, 2016 and 2015, the fair value of this contingent consideration obligation was $133.2 million and $131.5 million, respectively. Our most recent valuation was determined based upon probability weighted net cash outflow projections of $419.0 million, discounted using a rate of 2.2%, which is a measure of the credit risk associated with settling the liability.
For 2016 compared to 2015, the net increase in the fair value of this obligation was primarily due to changes in the discount rate, partially offset by changes in the expected timing related to the achievement of certain remaining developmental milestones. Approximately $56.9 million is reflected as a component of accrued expenses and other in our consolidated balance sheets as we expect to make the payment within one year.
Biogen Idec International Neuroscience GmbH
In connection with our acquisition of Biogen Idec International Neuroscience GmbH (BIN), formerly Panima Pharmaceuticals AG (Panima), in December 2010 we recorded a contingent consideration obligation of $81.2 million. As of December 31, 2016 and 2015, the fair value of this contingent consideration obligation was $75.5 million and $77.0 million, respectively. Our most recent valuation was determined based upon probability weighted net cash outflow projections of $361.7 million, discounted using a rate of 2.7%, which is a measure of the credit risk associated with settling the liability.
For 2016 compared to 2015, the net decrease in the fair value of this obligation was primarily due to payment of $3.3 million in developmental milestones, partially offset by changes in the discount rate. Approximately $15.5 million is reflected as a component of accrued expenses and other in our consolidated balance sheets as we expect to make the payment within one year.
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
8.    Financial Instruments
The following table summarizes our financial assets with maturities of less than 90 days from the date of purchase included in cash and cash equivalents on the accompanying consolidated balance sheet:

	As of December 31,
(In millions)	2016	2015
Commercial paper	$31.0	$21.9
Overnight reverse repurchase agreements	—	134.7
Money market funds	741.7	673.8
Short-term debt securities	1,266.9	79.1
Total	$2,039.6	$909.5

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The carrying values of our commercial paper, including accrued interest, overnight reverse repurchase agreements, money market funds and our short-term debt securities approximate fair value due to their short term maturities. Our overnight reverse repurchase agreements were collateralized with agency-guaranteed mortgage-backed securities and represented approximately 0.7% of total assets as of December 31, 2015.
The following tables summarize our marketable debt and equity securities, classified as available for sale:

As of December 31, 2016 (In millions)	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost
Corporate debt securities
Current	$1,408.6	$0.2	$(0.6)	$1,409.0
Non-current	1,255.2	1.2	(4.7)	1,258.7
Government securities
Current	1,156.0	0.2	(0.3)	1,156.1
Non-current	1,016.5	0.5	(3.4)	1,019.4
Mortgage and other asset backed securities
Current	4.0	—	—	4.0
Non-current	557.7	0.8	(2.2)	559.1
Total marketable debt securities	$5,398.0	$2.9	$(11.2)	$5,406.3
Marketable equity securities, non-current	$24.9	$0.7	$(9.3)	$33.5

As of December 31, 2015 (In millions)	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost
Corporate debt securities
Current	$394.3	$—	$(0.5)	$394.8
Non-current	1,116.6	0.1	(4.1)	1,120.6
Government securities
Current	1,723.4	0.1	(1.1)	1,724.4
Non-current	1,152.5	—	(3.1)	1,155.6
Mortgage and other asset backed securities
Current	2.8	—	—	2.8
Non-current	491.3	0.1	(1.8)	493.0
Total marketable debt securities	$4,880.9	$0.3	$(10.6)	$4,891.2
Marketable equity securities, non-current	$37.5	$9.2	$—	$28.3
Summary of Contractual Maturities: Available-for-Sale Securities
The estimated fair value and amortized cost of our marketable debt securities available-for-sale by contractual maturity are summarized as follows:

	As of December 31, 2016		As of December 31, 2015
(In millions)	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost
Due in one year or less	$2,568.6	$2,569.1	$2,120.5	$2,122.0
Due after one year through five years	2,552.6	2,559.7	2,575.9	2,583.9
Due after five years	276.8	277.5	184.5	185.3
Total available-for-sale securities	$5,398.0	$5,406.3	$4,880.9	$4,891.2
The average maturity of our marketable debt securities available-for-sale as of December 31, 2016 and 2015 was 12 months and 16 months, respectively.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Proceeds from Marketable Debt Securities
The proceeds from maturities and sales of marketable debt securities and resulting realized gains and losses are summarized as follows:

	For the Years Ended December 31,
(In millions)	2016	2015	2014
Proceeds from maturities and sales	$7,378.9	$4,063.0	$2,718.9
Realized gains	$3.3	$1.5	$0.7
Realized losses	$4.3	$3.5	$0.5
Realized losses for the year ended December 31, 2016, primarily relate to sales of corporate bonds, agency mortgage-backed securities and other asset-backed securities. Realized losses for the year ended December 31, 2015, primarily relate to sales of corporate bonds, agency mortgage-backed securities and other asset-backed securities. Realized losses for the year ended December 31, 2014, primarily relate to sales of agency mortgage-backed securities and government securities.
Strategic Investments
As of December 31, 2016 and 2015, our strategic investment portfolio was comprised of investments totaling $99.9 million and $96.0 million, respectively, which are included in investments and other assets in our consolidated balance sheets. Our strategic investment portfolio includes investments in equity securities of certain biotechnology companies and investments in venture capital funds where the underlying investments are in equity securities of biotechnology companies.
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
Foreign currency forward contracts in effect as of December 31, 2016 and 2015, had durations of 1 to 18 months, respectively. These contracts have been designated as cash flow hedges and accordingly, to the extent effective, any unrealized gains or losses on these foreign currency forward contracts are reported in accumulated other comprehensive income (loss) (referred to as AOCI in the tables below). Realized gains and losses for the effective portion of such contracts are recognized in revenue when the sale of product in the currency being hedged is recognized and, beginning in the fourth quarter of 2015, in operating expenses when the expense in the currency being hedged is recorded. To the extent ineffective, hedge transaction gains and losses are reported in other income (expense), net.
The notional value of foreign currency forward contracts that were entered into to hedge forecasted revenues and operating expenses is summarized as follows:

	Notional Amount As of December 31,
Foreign Currency: (In millions)	2016	2015
Euro	$871.7	$945.5
Swiss francs	—	80.8
Canadian dollar	—	76.7
Total foreign currency forward contracts	$871.7	$1,103.0

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The portion of the fair value of these foreign currency forward contracts that was included in accumulated other comprehensive income (loss) in total equity reflected net gains of $49.8 million, $1.8 million and $72.1 million for the years ended December 31, 2016, 2015 and 2014, respectively. We expect all contracts to be settled over the next 18 months and any amounts in accumulated other comprehensive income (loss) to be reported as an adjustment to revenue or operating expense. We consider the impact of our and our counterparties’ credit risk on the fair value of the contracts as well as the ability of each party to execute its contractual obligations. As of December 31, 2016 and 2015, credit risk did not change the fair value of our foreign currency forward contracts.
The following table summarizes the effect of foreign currency forward contracts designated as hedging instruments on our consolidated statements of income:

For the Years Ended December 31,
Net Gains/(Losses) Reclassified from AOCI into Net Income (Effective Portion)				Net Gains/(Losses) Recognized into Net Income (Ineffective Portion)
Location	2016	2015	2014	Location	2016	2015	2014
Revenue	$5.3	$173.2	$6.8	Other income (expense)	$2.9	$4.9	$(1.5)
Operating expenses	$(1.5)	$—	$—	Other income (expense)	$0.1	$—	$—
Interest Rate Contracts - Hedging Instruments
We have entered into interest rate lock contracts or interest rate swap contracts on certain borrowing transactions to manage our exposure to interest rate changes and to reduce our overall cost of borrowing.
Interest Rate Lock Contracts
During 2015 we entered into treasury rate locks, with an aggregated notional amount of $1.1 billion, which were designated as cash flow hedges to hedge against changes in the 10-year and 30-year U.S. treasury interest rates that could have impacted our anticipated debt offering. In connection with the issuance of our 4.05% and 5.20% Senior Notes, as described in Note 11, Indebtedness, we settled the treasury rate locks and realized an $8.5 million gain. As the hedging relationship was effective, the gain was recorded in AOCI and will be recognized in other income (expense), net over the life of the 4.05% and 5.20% Senior Notes.
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
The aggregate notional amount of these outstanding foreign currency contracts was $902.1 million and $721.0 million as of December 31, 2016 and 2015, respectively. Net losses of $29.2 million, $23.8 million and $15.5 million related to these contracts were recognized as a component of other income (expense), net, for the years ended December 31, 2016, 2015 and 2014, respectively.
Summary of Derivatives
While certain of our derivatives are subject to netting arrangements with our counterparties, we do not offset derivative assets and liabilities in our consolidated balance sheets.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the fair value and presentation in our consolidated balance sheets of our outstanding derivatives including those designated as hedging instruments:

(In millions)	Balance Sheet Location	Fair Value As of December 31, 2016
Hedging Instruments:
Asset derivatives	Other current assets	$50.4
	Investments and other assets	$6.6
Liability derivatives	Other long-term liabilities	$4.6
Other Derivatives:
Asset derivatives	Other current assets	$4.0
Liability derivatives	Accrued expenses and other	$9.0

(In millions)	Balance Sheet Location	Fair Value As of December 31, 2015
Hedging Instruments:
Asset derivatives	Other current assets	$16.6
	Investments and other assets	$0.3
Liability derivatives	Accrued expenses and other	$10.2
	Other long-term liabilities	$2.5
Other Derivatives:
Asset derivatives	Other current assets	$10.3
Liability derivatives	Accrued expenses and other	$2.0
10.      Property, Plant and Equipment
Property, plant and equipment are recorded at historical cost, net of accumulated depreciation. Components of property, plant and equipment, net are summarized as follows:

	As of December 31,
(In millions)	2016	2015
Land	$137.8	$74.7
Buildings	1,107.8	1,035.6
Leasehold improvements	123.7	166.6
Machinery and equipment	1,105.8	1,079.6
Computer software and hardware	746.8	647.1
Furniture and fixtures	60.6	72.9
Construction in progress	658.6	441.2
Total cost	3,941.1	3,517.7
Less: accumulated depreciation	(1,439.3)	(1,330.1)
Total property, plant and equipment, net	$2,501.8	$2,187.6
Depreciation expense totaled $309.3 million, $217.9 million and $198.4 million for 2016, 2015 and 2014, respectively.
For 2016, 2015 and 2014, we capitalized interest costs related to construction in progress totaling approximately $12.9 million, $10.4 million and $6.4 million, respectively.
Solothurn, Switzerland Facility
During the first quarter of 2016 we closed on the purchase of land in Solothurn, Switzerland for 64.4 million Swiss Francs (approximately $62.5 million). We are building a biologics manufacturing facility on this land in the Commune of Luterbach over the next several years. As of December 31, 2016 and 2015, we had approximately $481.5 million and $99.0 million, respectively, capitalized as construction in progress related to the construction of this facility.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Research Triangle Park Facility Purchase
On August 24, 2015, we purchased from Eisai, Inc. (Eisai) its drug product manufacturing facility and supporting infrastructure in Research Triangle Park (RTP), North Carolina for $104.8 million. The purchase price consisted of $58.6 million for buildings, $25.9 million for machinery and equipment and $20.3 million for land.
On August 24, 2015, we also amended our existing 10-year lease related to Eisai's oral solid dose products manufacturing facility in RTP, North Carolina where we manufacture our and Eisai's oral solid dose products. As amended, the lease provides for a three-year term and our agreement to purchase the facility upon expiration of the lease term and Eisai's completion of certain activities. Accordingly, we recorded the assets along with a corresponding financing obligation on our consolidated balance sheet for $20.3 million, the net present value of the future minimum lease payments. The assets were recorded as a component of buildings and machinery and equipment. We expect to complete the purchase of the oral solid products manufacturing facility at the end of the lease term in the third quarter of 2018.
11.     Indebtedness
Our indebtedness is summarized as follows:

	As of December 31,
(In millions)	2016	2015
Current portion:
Notes payable to Fumedica	$3.0	$3.1
Financing arrangement for the purchase of the RTP facility	1.7	1.7
Current portion of notes payable and other financing arrangements	$4.7	$4.8
Non-current portion:
6.875% Senior Notes due March 1, 2018	$558.5	$565.3
2.900% Senior Notes due September 15, 2020	1,485.3	1,485.5
3.625% Senior Notes due September 15, 2022	993.2	992.2
4.050% Senior Notes due September 15, 2025	1,734.8	1,733.4
5.200% Senior Notes due September 15, 2045	1,721.5	1,721.1
Notes payable to Fumedica	3.0	5.9
Financing arrangement for the purchase of the RTP facility	16.4	18.1
Non-current portion of notes payable and other financing arrangements	$6,512.7	$6,521.5
The following is a summary of our principal indebtedness as of December 31, 2016:

•	$550.0 million aggregate principal amount of 6.875% Senior Notes due March 1, 2018, valued at 99.184% of par;

•	$1.5 billion aggregate principal amount of 2.90% Senior Notes due September 15, 2020, valued at 99.792% of par;

•	$1.0 billion aggregate principal amount of 3.625% Senior Notes due September 15, 2022, valued at 99.920% of par;

•	$1.75 billion aggregate principal amount of 4.05% Senior Notes due September 15, 2025, valued at 99.764% of par; and

•	$1.75 billion aggregate principal amount of 5.20% Senior Notes due September 15, 2045, valued at 99.294% of par.
The costs associated with these offerings of approximately $52.0 million have been recorded as a reduction to the carrying amount of the debt on our consolidated balance sheet. These costs along with the discounts will be amortized as additional interest expense using the effective interest rate method over the period from issuance through maturity.
These notes are senior unsecured obligations. The notes may be redeemed at our option at any time at 100% of the principal amount plus accrued interest and a specified make-whole amount. The 6.875% Senior Notes due in

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2018 contain a change of control provision that may require us to purchase the notes under certain circumstances. There is also an interest rate adjustment feature that requires us to pay interest at an increased rate on the notes if the credit rating on the notes declines below investment grade. The remaining Senior Notes contain a change of control provision that may require us to purchase the notes at a price equal to 101% of the principal amount plus accrued and unpaid interest to the date of purchase under certain circumstances.
In connection with the 2.90% Senior Notes offering due in 2020, we entered into interest rate swap contracts. The carrying value of the 2.90% Senior Notes includes approximately $4.6 million related to changes in the fair value of these contracts. For additional information, please read Note 9, Derivative Instruments, to these consolidated financial statements.
In connection with the 6.875% Senior Notes due in 2018, we entered into interest rate swap contracts where we received a fixed rate and paid a variable rate. These contracts were terminated in December 2008. Upon termination of these swaps, the carrying amount of the 6.875% Senior Notes due in 2018 was increased by $62.8 million and is being amortized using the effective interest rate method over the remaining life of the Senior Notes and is being recognized as a reduction of interest expense. As of December 31, 2016, $9.9 million remains to be amortized.
Notes Payable to Fumedica
In connection with our 2006 distribution agreement with Fumedica, we issued notes totaling 61.4 million Swiss Francs which were payable to Fumedica in varying amounts from June 2008 through June 2018. Our remaining note payable to Fumedica had a carrying value of 6.2 million Swiss Francs ($6.0 million) and 8.9 million Swiss Francs ($9.0 million) as of December 31, 2016 and 2015, respectively.
Credit Facility
In August 2015 we entered into a $1.0 billion, five-year senior unsecured revolving credit facility under which we are permitted to draw funds for working capital and general corporate purposes. The terms of the revolving credit facility include a financial covenant that requires us not to exceed a maximum consolidated leverage ratio. As of December 31, 2016, we had no outstanding borrowings and were in compliance with all covenants under this facility.
Financing Arrangement
During 2015 we recorded a financing obligation in relation to the amendment of our lease agreement of Eisai's oral solid dose products manufacturing facility in RTP, North Carolina where we manufacture our and Eisai's oral solid dose products. As of December 31, 2016 and 2015, the financing obligation totaled approximately $18.1 million and $19.8 million, respectively. For additional information, please read Note 10, Property, Plant and Equipment to these consolidated financial statements.
Debt Maturity
The total gross payments, excluding our financing arrangement, due under our debt arrangements are as follows:

(In millions)	As of December 31, 2016
2017	$3.1
2018	553.1
2019	—
2020	1,500.0
2021	—
2022 and thereafter	4,500.0
Total	$6,556.2
The fair value of our debt is disclosed in Note 7, Fair Value Measurements to these consolidated financial statements.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.      Equity
Preferred Stock
We have 8.0 million shares of Preferred Stock authorized, of which 1.75 million shares are authorized as Series A, 1.0 million shares are authorized as Series X junior participating and 5.25 million shares are undesignated. Shares may be issued without a vote or action of stockholders from time to time in classes or series with the designations, powers, preferences, and the relative, participating, optional or other special rights of the shares of each such class or series and any qualifications, limitations or restrictions thereon as set forth in the instruments governing such shares. Any such Preferred Stock may rank prior to common stock as to dividend rights, liquidation preference or both, and may have full or limited voting rights and may be convertible into shares of common stock. No shares of Preferred Stock were issued and outstanding during 2016, 2015 and 2014.
Common Stock
The following table describes the number of shares authorized, issued and outstanding of our common stock as of December 31, 2016 and 2015:

	As of December 31, 2016			As of December 31, 2015
(In millions)	Authorized	Issued	Outstanding	Authorized	Issued	Outstanding
Common stock	1,000.0	238.5	215.9	1,000.0	241.2	218.6
Share Repurchases
In July 2016 our Board of Directors authorized a program to repurchase up to $5.0 billion of our common stock (2016 Share Repurchase Program). This authorization does not have an expiration date. Repurchased shares will be retired. As of December 31, 2016, we repurchased and retired 3.3 million shares of common stock at a cost of $1.0 billion under our 2016 Share Repurchase Program.
In May 2015 our Board of Directors authorized a program to repurchase up to $5.0 billion of our common stock (2015 Share Repurchase Program), which was completed as of December 31, 2015. As of December 31, 2015, we repurchased and retired approximately 16.8 million shares of common stock at a cost of $5.0 billion under our 2015 Share Repurchase Program.
In February 2011 our Board of Directors authorized a program to repurchase up to 20.0 million shares of our common stock (2011 Share Repurchase Program), which has been used principally to offset common stock issuances under our share-based compensation plans. The 2011 Share Repurchase Program does not have an expiration date. We did not repurchase any shares of common stock under our 2011 Share Repurchase Program during the years ended December 31, 2016 and 2015. During 2014 we purchased approximately 2.9 million shares of common stock at a cost of $886.8 million under our 2011 Share Repurchase Program. We have approximately 1.3 million shares remaining available for repurchase under this authorization.
13.      Accumulated Other Comprehensive Income (Loss)
The following table summarizes the changes in accumulated other comprehensive income (loss), net of tax by component:

(In millions)	Unrealized Gains (Losses) on Securities Available for Sale	Unrealized Gains (Losses) on Cash Flow Hedges	Unfunded Status of Postretirement Benefit Plans	Translation Adjustments	Total
Balance, December 31, 2015	$(0.8)	$10.2	$(37.8)	$(195.6)	$(224.0)
Other comprehensive income (loss) before reclassifications	(10.6)	51.6	5.1	(138.6)	(92.5)
Amounts reclassified from accumulated other comprehensive income (loss)	0.6	(4.0)	—	—	(3.4)
Net current period other comprehensive income (loss)	(10.0)	47.6	5.1	(138.6)	(95.9)
Balance, December 31, 2016	$(10.8)	$57.8	$(32.7)	$(334.2)	$(319.9)

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In millions)	Unrealized Gains (Losses) on Securities Available for Sale	Unrealized Gains (Losses) on Cash Flow Hedges	Unfunded Status of Postretirement Benefit Plans	Translation Adjustments	Total
Balance, December 31, 2014	$(0.4)	$71.7	$(31.6)	$(99.2)	$(59.5)
Other comprehensive income (loss) before reclassifications	(1.7)	110.8	(6.2)	(96.4)	6.5
Amounts reclassified from accumulated other comprehensive income (loss)	1.3	(172.3)	—	—	(171.0)
Net current period other comprehensive income (loss)	(0.4)	(61.5)	(6.2)	(96.4)	(164.5)
Balance, December 31, 2015	$(0.8)	$10.2	$(37.8)	$(195.6)	$(224.0)

(In millions)	Unrealized Gains (Losses) on Securities Available for Sale	Unrealized Gains (Losses) on Cash Flow Hedges	Unfunded Status of Postretirement Benefit Plans	Translation Adjustments	Total
Balance, December 31, 2013	$5.6	$(23.7)	$(19.6)	$10.0	$(27.7)
Other comprehensive income (loss) before reclassifications	0.4	101.7	(12.0)	(109.2)	(19.1)
Amounts reclassified from accumulated other comprehensive income (loss)	(6.4)	(6.3)	—	—	(12.7)
Net current period other comprehensive income (loss)	(6.0)	95.4	(12.0)	(109.2)	(31.8)
Balance, December 31, 2014	$(0.4)	$71.7	$(31.6)	$(99.2)	$(59.5)
The following table summarizes the amounts reclassified from accumulated other comprehensive income:

(In millions)	Income Statement Location	Amounts Reclassified from Accumulated Other Comprehensive Income
		For the Years Ended December 31,
		2016	2015	2014
Gains (losses) on securities available for sale	Other income (expense)	$(0.9)	$(2.0)	$9.9
	Income tax benefit (expense)	0.3	0.7	(3.5)

Gains (losses) on cash flow hedges	Revenues	5.3	173.2	6.8
	Operating expenses	(1.5)	—	—
	Other income (expense)	0.2	(0.1)	—
	Income tax benefit (expense)	—	(0.8)	(0.5)

Total reclassifications, net of tax		$3.4	$171.0	$12.7

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.      Earnings per Share
Basic and diluted earnings per share are calculated as follows:

	For the Years Ended December 31,
(In millions)	2016	2015	2014
Numerator:
Net income attributable to Biogen Inc.	$3,702.8	$3,547.0	$2,934.8
Denominator:
Weighted average number of common shares outstanding	218.4	230.7	236.4
Effect of dilutive securities:
Stock options and employee stock purchase plan	0.1	0.1	0.1
Time-vested restricted stock units	0.2	0.3	0.5
Market stock units	0.1	0.1	0.2
Dilutive potential common shares	0.4	0.5	0.8
Shares used in calculating diluted earnings per share	218.8	231.2	237.2
Amounts excluded from the calculation of net income per diluted share because their effects were anti-dilutive were insignificant.
Earnings per share for the years ended December 31, 2016, 2015 and 2014, reflects, on a weighted average basis, the repurchase of 0.7 million shares, 4.6 million shares and 1.0 million shares, respectively, of our common stock under our share repurchase authorizations.
15.     Share-based Payments
Share-based Compensation Expense
The following table summarizes share-based compensation expense included in our consolidated statements of income:

	For the Years Ended December 31,
(In millions)	2016	2015	2014
Research and development	$84.5	$88.6	$102.1
Selling, general and administrative	121.7	127.3	150.3
Restructuring charges	(1.8)	(8.6)	—
Subtotal	204.4	207.3	252.4
Capitalized share-based compensation costs	(14.6)	(11.0)	(10.0)
Share-based compensation expense included in total cost and expenses	189.8	196.3	242.4
Income tax effect	(54.0)	(55.8)	(72.2)
Share-based compensation expense included in net income attributable to Biogen Inc.	$135.8	$140.5	$170.2

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes share-based compensation expense associated with each of our share-based compensation programs:

	For the Years Ended December 31,
(In millions)	2016	2015	2014
Market stock units	$38.4	$38.1	$37.4
Time-vested restricted stock units	120.0	119.0	115.4
Cash settled performance units	16.3	22.4	65.5
Performance units	18.6	13.9	21.9
Employee stock purchase plan	11.1	13.9	12.2
Subtotal	204.4	207.3	252.4
Capitalized share-based compensation costs	(14.6)	(11.0)	(10.0)
Share-based compensation expense included in total cost and expenses	$189.8	$196.3	$242.4
Windfall tax benefits from vesting of stock awards, exercises of stock options and ESPP participation were $12.6 million, $78.2 million and $96.4 million in 2016, 2015 and 2014, respectively. These amounts have been calculated under the alternative transition method.
As of December 31, 2016, unrecognized compensation cost related to unvested share-based compensation was approximately $189.8 million, net of estimated forfeitures. We expect to recognize the cost of these unvested awards over a weighted-average period of 1.9 years.
Share-Based Compensation Plans
We have three share-based compensation plans pursuant to which awards are currently being made: (i) the Biogen Inc. 2006 Non-Employee Directors Equity Plan (2006 Directors Plan); (ii) the Biogen Inc. 2008 Amended and Restated Omnibus Equity Plan (2008 Omnibus Plan); and (iii) the Biogen Inc. 2015 Employee Stock Purchase Plan (ESPP).
Directors Plan
In May 2006 our stockholders approved the 2006 Directors Plan for share-based awards to our directors. Awards granted from the 2006 Directors Plan may include stock options, shares of restricted stock, restricted stock units, stock appreciation rights and other awards in such amounts and with such terms and conditions as may be determined by a committee of our Board of Directors, subject to the provisions of the plan. We have reserved a total of 1.6 million shares of common stock for issuance under the 2006 Directors Plan. The 2006 Directors Plan provides that awards other than stock options and stock appreciation rights will be counted against the total number of shares reserved under the plan in a 1.5-to-1 ratio. In June 2015 our stockholders approved an amendment to extend the term of the 2006 Directors Plan until June 2025.
Omnibus Plans
In June 2008 our stockholders approved the 2008 Omnibus Plan for share-based awards to our employees. Awards granted from the 2008 Omnibus Plan may include stock options, shares of restricted stock, restricted stock units, performance shares, shares of phantom stock, stock appreciation rights and other awards in such amounts and with such terms and conditions as may be determined by a committee of our Board of Directors, subject to the provisions of the plan. Shares of common stock available for issuance under the 2008 Omnibus Plan consist of 15.0 million shares reserved for this purpose, plus shares of common stock that remained available for issuance under our 2005 Omnibus Equity Plan on the date that our stockholders approved the 2008 Omnibus Plan, plus shares that were subject to awards under the 2005 Omnibus Equity Plan that remain unissued upon the cancellation, surrender, exchange or termination of such awards. The 2008 Omnibus Equity Plan provides that awards other than stock options and stock appreciation rights will be counted against the total number of shares available under the plan in a 1.5-to-1 ratio.
We have not made any awards pursuant to the 2005 Omnibus Equity Plan since our stockholders approved the 2008 Omnibus Plan, and do not intend to make any awards pursuant to the 2005 Omnibus Equity Plan in the future, except that unused shares under the 2005 Omnibus Equity Plan have been carried over for use under the 2008 Omnibus Plan.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Options
We currently do not grant stock options to our employees or directors. Outstanding stock options previously granted to our employees and directors generally have a ten-year term and vest over a period of between one and four years, provided the individual continues to serve at Biogen through the vesting dates. Options granted under all plans are exercisable at a price per share not less than the fair market value of the underlying common stock on the date of grant. The estimated fair value of options, including the effect of estimated forfeitures, is recognized over the options’ vesting periods. The fair value of the stock options granted in 2010 was estimated as of the date of grant using a Black-Scholes option valuation model. There were no grants of stock options made in 2016, 2015 and 2014. As of December 31, 2016, all outstanding options were exercisable.
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
The following table summarizes our stock option activity:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2015	107,000	$53.94
Granted	—	$—
Exercised	(41,000)	$53.75
Cancelled	—	$—
Outstanding at December 31, 2016	66,000	$54.06
The total intrinsic values of options exercised in 2016, 2015 and 2014 totaled $10.4 million, $38.0 million and $42.7 million, respectively. The aggregate intrinsic values of options outstanding as of December 31, 2016 totaled $15.0 million. The weighted average remaining contractual term for options outstanding as of December 31, 2016 was 2.0 years.
The following table summarizes the amount of tax benefit realized for stock options and cash received from the exercise of stock options:

	For the Years Ended December 31,
(In millions)	2016	2015	2014
Tax benefit realized for stock options	$4.0	$11.9	$13.0
Cash received from the exercise of stock options	$2.2	$6.3	$8.5
Market Stock Units (MSUs)
MSUs awarded to employees prior to 2014 vested in four equal annual increments beginning on the first anniversary of the grant date. Participants may ultimately earn between 0% and 150% of the target number of units granted based on actual stock performance.
MSUs awarded to employees in 2014, 2015 and 2016 vest in three equal annual increments beginning on the first anniversary of the grant date, and participants may ultimately earn between 0% and 200% of the target number of units granted based on actual stock performance.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
The following table summarizes our MSU activity:

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2015	269,000	$339.89
Granted (a)	168,000	$328.03
Vested	(155,000)	$244.68
Forfeited	(52,000)	$371.62
Unvested at December 31, 2016	230,000	$355.60

(a)
MSUs granted in 2016 include approximately 15,000 and 20,000 MSUs issued in 2016 based upon the attainment of performance criteria set for 2013 and 2012, respectively, in relation to awards granted in those years. The remainder of MSUs granted during 2016 include awards granted in conjunction with our annual awards made in February 2016 and MSUs granted in conjunction with the hiring of employees. These grants reflect the target number of shares eligible to be earned at the time of grant.

We value grants of MSUs using a lattice model with a Monte Carlo simulation. This valuation methodology utilizes several key assumptions, including the 60 calendar day average closing stock price on grant date for MSUs awarded prior to 2014, the 30 calendar day average closing stock price on the date of grant for MSUs awarded in 2014, 2015 and 2016, expected volatility of our stock price, risk-free rates of return and expected dividend yield.
The assumptions used in our valuation are summarized as follows:

	For the Years Ended December 31,
	2016	2015	2014
Expected dividend yield	—%	—%	—%
Range of expected stock price volatility	38.2% - 40.7%	31.0% - 33.2%	31.7% - 35.1%
Range of risk-free interest rates	0.6% - 0.9%	0.2% - 1.0%	0.1% - 0.7%
30 calendar day average stock price on grant date	$260.67 - $304.86	$277.35 - $426.27	$280.88 - $335.65
Weighted-average per share grant date fair value	$328.03	$493.43	$395.22
The total fair values of MSUs vested in 2016, 2015 and 2014 totaled $39.3 million, $109.0 million and $117.4 million, respectively.
Cash Settled Performance Units (CSPUs)
CSPUs awarded to employees vest in three equal annual increments beginning on the first anniversary of the grant date. The vesting of these awards is subject to the respective employee’s continued employment with such awards settled in cash. The number of CSPUs granted represents the target number of units that are eligible to be earned based on the attainment of certain performance measures established at the beginning of the performance period, which ends on December 31 of each year. Participants may ultimately earn between 0% and 200% of the target number of units granted based on the degree of actual performance metric achievement. Accordingly, additional CSPUs may be issued or currently outstanding CSPUs may be cancelled upon final determination of the number of units earned. CSPUs awarded prior to 2014 are settled in cash based on the 60 calendar day average closing stock price through each vesting date once the actual vested and earned number of units is known. CSPUs awarded in 2014, 2015 and 2016 will be settled in cash based on the 30 calendar day average closing stock price through each vesting date, once the actual vested and earned number of units is known. Since no shares are issued, these awards do not dilute equity. Compensation expense, including the effect of forfeitures, is recognized over the applicable service period.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes our CSPU activity:

Shares
Unvested at December 31, 2015	192,000
Granted (a)	86,000
Vested	(117,000)
Forfeited	(39,000)
Unvested at December 31, 2016	122,000

(a)
CSPUs granted in 2016 include awards granted in conjunction with our annual awards made in February 2016 and CSPUs granted in conjunction with the hiring of employees. These grants reflect the target number of shares eligible to be earned at the time of grant.

The total cash paid in settlement of CSPUs vested in 2016, 2015 and 2014 totaled $31.9 million, $79.8 million and $92.8 million, respectively.
Performance-vested Restricted Stock Units (PUs)
In 2014 we revised our long term incentive program to include a new type of award granted to certain employees in the form of restricted stock units that may be settled in cash or shares of our common stock at the sole discretion of the Compensation and Management Development Committee of our Board of Directors. These awards are structured and accounted for the same way as the cash settled performance units, and vest in three equal annual increments beginning on the first anniversary of the grant date. The number of PUs granted represents the target number of units that are eligible to be earned based on the attainment of certain performance measures established at the beginning of the performance period, which ends on December 31 of each year. Participants may ultimately earn between 0% and 200% of the target number of units granted based on the degree of actual performance metric achievement. Accordingly, additional PUs may be issued or currently outstanding PUs may be cancelled upon final determination of the number of units earned. PUs settling in cash are based on the 30 calendar day average closing stock price through each vesting date once the actual vested and earned number of units is known. Compensation expense, including the effect of forfeitures, is recognized over the applicable service period.
The following table summarizes our PU activity:

Shares
Unvested at December 31, 2015	103,000
Granted (a)	55,000
Vested	(31,000)
Forfeited	(17,000)
Unvested at December 31, 2016	110,000

(a)
PUs granted in 2016 include awards granted in conjunction with our annual awards made in February 2016 and PUs granted in conjunction with the hiring of employees. These grants reflect the target number of shares eligible to be earned at the time of grant.

During 2015 32,000 PU were converted to share settlements, of which approximately 11,000 shares were vested and issued. All other PUs that vested in 2015 were settled in cash totaling $12.4 million.
All PUs that vested in 2016 were settled in cash totaling $8.1 million.
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

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes our RSU activity:

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2015	810,000	$323.87
Granted (a)	649,000	$268.52
Vested	(406,000)	$285.13
Forfeited	(165,000)	$310.30
Unvested at December 31, 2016	888,000	$303.49

(a)
RSUs granted in 2016 primarily represent RSUs granted in conjunction with our annual awards made in February 2016 and awards made in conjunction with the hiring of new employees. RSUs granted in 2016 also include approximately 11,000 RSUs granted to our Board of Directors.

RSUs granted in 2015 and 2014 had weighted average grant date fair values of $388.88 and $321.72, respectively.
The total fair values of RSUs vested in 2016, 2015 and 2014 totaled $104.6 million, $239.7 million and $281.1 million, respectively.
Employee Stock Purchase Plan (ESPP)
In June 2015 our stockholders approved the Biogen Inc. 2015 ESPP (2015 ESPP). The 2015 ESPP, which became effective on July 1, 2015, replaced the Biogen Idec Inc. 1995 ESPP (1995 ESPP), which expired on June 30, 2015. The maximum aggregate number of shares of our common stock that may be purchased under the 2015 ESPP is 6.2 million.
The following table summarizes our ESPP activity:

	For the Years Ended December 31,
(In millions, except share amounts)	2016	2015	2014
Shares issued under the 2015 ESPP	190,000	78,000	**
Shares issued under the 1995 ESPP	—	98,000	180,000
Cash received under the 2015 ESPP	$41.5	$19.3	**
Cash received under the 1995 ESPP	$—	$30.0	$46.4

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.      Income Taxes
Income Tax Expense
Income before income tax provision and the income tax expense consist of the following:

	For the Years Ended December 31,
(In millions)	2016	2015	2014
Income before income taxes (benefit):
Domestic	$3,655.4	$3,386.7	$2,557.4
Foreign	1,277.6	1,380.6	1,389.2
Total	$4,933.0	$4,767.3	$3,946.6
Income tax expense (benefit):
Current:
Federal	$1,304.3	$1,214.1	$1,159.5
State	55.1	38.6	65.2
Foreign	52.9	54.5	73.4
Total	1,412.3	1,307.2	1,298.1
Deferred:
Federal	$(125.6)	$(129.6)	$(280.9)
State	(3.8)	(1.9)	(21.0)
Foreign	(45.6)	(14.1)	(6.3)
Total	(175.0)	(145.6)	(308.2)
Total income tax expense	$1,237.3	$1,161.6	$989.9
Deferred Tax Assets and Liabilities
Significant components of our deferred tax assets and liabilities are summarized as follows:

	As of December 31,
(In millions)	2016	2015
Deferred tax assets:
Tax credits	$201.1	$189.3
Inventory, other reserves and accruals	250.6	243.9
Intangibles, net	459.8	328.3
Net operating loss	65.9	24.7
Share-based compensation	61.5	63.8
Other	49.0	35.8
Valuation allowance	(16.1)	(14.1)
Total deferred tax assets	$1,071.8	$871.7
Deferred tax liabilities:
Purchased intangible assets	$(376.6)	$(440.1)
Depreciation, amortization and other	(113.5)	(102.7)
Total deferred tax liabilities	$(490.1)	$(542.8)
In addition to deferred tax assets and liabilities, we have recorded prepaid tax and deferred charges related to intercompany transactions. As of December 31, 2016 and 2015, the total deferred charges and prepaid taxes were $989.8 million and $697.9 million, respectively.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Tax Rate
A reconciliation between the U.S. federal statutory tax rate and our effective tax rate is summarized as follows:

	For the Years Ended December 31,
	2016	2015	2014
Statutory rate	35.0%	35.0%	35.0%
State taxes	0.9	0.5	1.2
Taxes on foreign earnings	(9.6)	(10.0)	(9.5)
Credits and net operating loss utilization	(1.4)	(1.3)	(1.1)
Purchased intangible assets	1.2	1.0	1.2
Manufacturing deduction	(1.9)	(1.8)	(1.8)
Other permanent items	0.5	0.7	0.5
Other	0.4	0.3	(0.4)
Effective tax rate	25.1%	24.4%	25.1%
Our effective tax rate for 2016 compared to 2015 increased primarily due to a net state tax benefit in 2015 resulting from the remeasurement of one of our uncertain tax positions, described below, and a higher relative percentage of our earnings being attributed to the U.S., a higher tax jurisdiction.
Our effective tax rate for 2015 compared to 2014 benefited from lower taxes on foreign earnings and reflects a $27.0 million benefit from the 2015 remeasurement of one of our uncertain tax positions.
As of December 31, 2016, we had net operating losses and general business credit carry forwards for federal income tax purposes of approximately $22.5 million and $140.0 million, respectively, which begin to expire in 2020. Additionally, for state income tax purposes, we had net operating loss carry forwards of approximately $86.4 million, which begin to expire in 2017. For state income tax purposes, we also had research and investment credit carry forwards of approximately $126.6 million, which begin to expire in 2017. For foreign income tax purposes, we had $489.4 million of net operating loss carryforwards, which begin to expire in 2021.
In assessing the realizability of our deferred tax assets, we have considered whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. In making this determination, under the applicable financial reporting standards, we are allowed to consider the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies. Our estimates of future taxable income take into consideration, among other items, our estimates of future income tax deductions related to the exercise of stock options. Based upon the level of historical taxable income and income tax liability and projections for future taxable income over the periods in which the deferred tax assets are utilizable, we believe it is more likely than not that we will realize the net benefits of the deferred tax assets of our wholly owned subsidiaries. In the event that actual results differ from our estimates or we adjust our estimates in future periods, we may need to establish a valuation allowance, which could materially impact our financial position and results of operations.
As of December 31, 2016, undistributed foreign earnings of non-U.S. subsidiaries included in consolidated retained earnings and other basis differences aggregated approximately $7.6 billion. We intend to reinvest these earnings indefinitely in operations outside the U.S. The residual U.S. tax liability, if cumulative amounts were repatriated, would be between $1.8 billion to $2.3 billion as of December 31, 2016.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accounting for Uncertainty in Income Taxes
A reconciliation of the beginning and ending amount of our unrecognized tax benefits is summarized as follows:

(In millions)	2016	2015	2014
Balance at January 1,	$67.9	$131.5	$110.1
Additions based on tax positions related to the current period	7.2	10.5	20.8
Additions for tax positions of prior periods	36.3	19.5	86.1
Reductions for tax positions of prior periods	(13.3)	(49.9)	(23.4)
Statute expirations	(1.4)	(1.2)	(1.6)
Settlements	(64.3)	(42.5)	(60.5)
Balance at December 31,	$32.4	$67.9	$131.5
We and our subsidiaries are routinely examined by various taxing authorities. We file income tax returns in the U.S. federal jurisdiction, various U.S. states, and foreign jurisdictions. With few exceptions, including the proposed disallowance we discuss below, we are no longer subject to U.S. federal tax examination for years before 2013 or state, local, or non-U.S. income tax examinations for years before 2005.
Included in the balance of unrecognized tax benefits as of December 31, 2016, 2015 and 2014 are $26.9 million, $15.7 million and $53.6 million (net of the federal benefit on state issues), respectively, of unrecognized tax benefits that, if recognized, would affect the effective income tax rate in future periods.
We recognize potential interest and penalties accrued related to unrecognized tax benefits in income tax expense. In 2016 we recognized a net interest expense of $9.1 million. In 2015 we recognized net interest expense of $3.1 million. In 2014 we recognized a net interest expense of approximately $4.1 million. We have accrued approximately $25.2 million and $12.5 million for the payment of interest as of December 31, 2016 and 2015, respectively.
In March 2015 we received a final assessment from the Danish Tax Authority (SKAT) for fiscal 2009 regarding withholding taxes and the treatment of certain intercompany transactions involving a Danish affiliate and another of our affiliates. In April 2016 we received final assessments from the SKAT for 2011 and 2013 regarding withholding taxes for similar intercompany transactions. The total amount assessed for 2009, 2011 and 2013 is estimated to be $58.3 million, including interest. For the assessments related to 2011 and 2013 we have made payments to SKAT totaling $12.2 million. We continue to dispute the assessments for all of these periods and believe that the positions taken in our historical filings are valid.
Federal Uncertain Tax Positions
During the year ended December 31, 2015, the net effect of adjustments to one of our uncertain tax positions was a net benefit of approximately $27.0 million, primarily related to the state impact of a federal uncertain tax item.
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

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.      Other Consolidated Financial Statement Detail
Supplemental Cash Flow Information
Supplemental disclosure of cash flow information for the years ended December 31, 2016, 2015 and 2014, is as follows:

	For the Years Ended December 31,
(In millions)	2016	2015	2014
Cash paid during the year for:
Interest	$281.2	$39.1	$41.2
Income taxes	$1,642.2	$1,674.8	$1,163.2
Non-cash Operating, Investing and Financing Activity
In December 2016 we accrued $454.8 million related to the recent settlement and license agreement with Forward Pharma A/S (Forward Pharma). For additional information related to this transaction, please read Note 21, Commitment and Contingencies to these consolidated financial statements.
In the fourth quarter of 2016 we accrued $300.0 million upon reaching $11.0 billion in total cumulative sales of Fumapharm Products. The amount, net of tax benefit, was accounted for as an increase to goodwill in accordance with the accounting standard applicable to business combinations when we acquired Fumapharm and is expected to be paid in the first quarter of 2017. For additional information related to this transaction, please read Note 21, Commitments and Contingencies to these consolidated financial statements.
In connection with the construction of our manufacturing facility in Solothurn, Switzerland, we accrued charges related to processing equipment and engineering services of approximately $100.0 million in our consolidated balance sheet. For additional information related to this transaction, please read Note 10, Property, Plant and Equipment to these consolidated financial statements.
In February 2015 upon completion of our acquisition of Convergence, we recorded a contingent consideration obligation of $274.5 million as part of the purchase price. For additional information related to this transaction, please read Note 2, Acquisitions to these consolidated financial statements.
Other Income (Expense), Net
Components of other income (expense), net, are summarized as follows:

	For the Years Ended December 31,
(In millions)	2016	2015	2014
Interest income	$63.4	$22.1	$12.2
Interest expense	(260.0)	(95.5)	(29.5)
Gain (loss) on investments, net	6.0	(3.8)	11.8
Foreign exchange gains (losses), net	(9.8)	(32.7)	(11.6)
Other, net	(17.0)	(13.8)	(8.7)
Total other income (expense), net	$(217.4)	$(123.7)	$(25.8)
Other Current Assets
Other current assets include prepaid taxes totaling approximately $817.0 million and $550.6 million as of December 31, 2016 and 2015, respectively.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accrued Expenses and Other
Accrued expenses and other consists of the following:

	As of December 31,
(In millions)	2016	2015
Current portion of contingent consideration obligations	$580.8	$504.7
Accrued TECFIDERA litigation settlement and license charges	454.8	—
Revenue-related reserves for discounts and allowances	438.6	518.1
Employee compensation and benefits	282.9	270.8
Royalties and licensing fees	195.8	167.9
Construction in progress	134.0	87.9
Collaboration expenses	130.9	31.2
Other	685.7	516.2
Total accrued expenses and other	$2,903.5	$2,096.8
Pricing of TYSABRI in Italy - AIFA
In the fourth quarter of 2011 Biogen Italia SRL, our Italian subsidiary, received a notice from the Italian National Medicines Agency (Agenzia Italiana del Farmaco or AIFA) that sales of TYSABRI after mid-February 2009 through mid-February 2011 exceeded by EUR30.7 million a reimbursement limit established pursuant to a Price Determination Resolution granted by AIFA in December 2006. In January 2012 we filed an appeal against AIFA in administrative court in Rome, Italy seeking a ruling that the reimbursement limit in the Price Determination Resolution should apply as written to only “the first 24 months” of TYSABRI sales, which ended in mid-February 2009. That appeal is still pending. Since being notified in the fourth quarter of 2011 that AIFA believed a reimbursement limit was still in effect, we deferred revenue on sales of TYSABRI as if the reimbursement limit were in effect for each biannual period beginning in mid-February 2009.
In July 2013 we negotiated an agreement in principle with AIFA's Price and Reimbursement Committee that would have resolved all of AIFA's claims relating to sales of TYSABRI in excess of the reimbursement limit for the periods from February 2009 through January 2013 for an aggregate repayment of EUR33.3 million. As a result of this agreement in principle, we recorded a liability and reduction to revenue of EUR15.4 million at June 30, 2013, which approximated 50% of the claim related to the period from mid-February 2009 through mid-February 2011. As of December 31, 2016, we have approximately EUR79 million recorded as accrued expenses and other in our consolidated balance sheets for the periods mid-February 2009 through January 2013, respectively.
In June 2014 AIFA approved a resolution affirming that there is no reimbursement limit from and after February 2013. As a result, we recognized $53.5 million of TYSABRI revenues related to the periods February 2013 through June 2014 that were previously deferred.
In January 2017 we negotiated an agreement in principle with AIFA's Price and Reimbursement Committee to settle all of AIFA's existing claims relating to sales of TYSABRI in excess of the reimbursement limit for the periods from February 2009 through January 2013 for an aggregate repayment of EUR37.4 million. The agreement is subject to ratification by AIFA. If this most recent settlement agreement is accepted, we will recognize approximately EUR42 million in revenue upon final resolution of this matter.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.     Investments in Variable Interest Entities
Consolidated Variable Interest Entities
Our consolidated financial statements include the financial results of variable interest entities in which we are the primary beneficiary. The following are our significant variable interest entities.
Neurimmune SubOne AG
In 2007 we entered into a collaboration agreement with Neurimmune SubOne AG (Neurimmune), a subsidiary of Neurimmune AG, for the development and commercialization of antibodies for the treatment of Alzheimer’s disease. Neurimmune conducts research to identify potential therapeutic antibodies and we are responsible for the development, manufacturing and commercialization of all products. Our anti-amyloid beta antibody, aducanumab, for the treatment of Alzheimer’s disease resulted from this collaboration. In September 2015 we announced that the first patient had been enrolled in a Phase 3 trial for aducanumab, which triggered a $60.0 million milestone payment due to Neurimmune. As we consolidate the financial results of Neurimmune, we recognized this payment as a charge to noncontrolling interest in the third quarter of 2015. Based upon our current development plans for aducanumab, we may pay Neurimmune up to $275.0 million in remaining milestone payments. We may also pay royalties in the low-to-mid-teens on sales of any resulting commercial products.
We determined that we are the primary beneficiary of Neurimmune because we have the power through the collaboration to direct the activities that most significantly impact the entity’s economic performance and are required to fund 100% of the research and development costs incurred in support of the collaboration agreement. Accordingly, we consolidate the results of Neurimmune.
We are required to reimburse Neurimmune for amounts that are incurred by Neurimmune for research and development expenses in support of the collaboration. Amounts reimbursed are reflected in research and development expense in our consolidated statements of income. During the years ending December 31, 2016, 2015 and 2014, these amounts were immaterial. Future milestone payments and royalties, if any, will be reflected in our consolidated statements of income as a charge to noncontrolling interest, net of tax, when such milestones are achieved.
The assets and liabilities of Neurimmune are not significant to our financial position or results of operations as it is a research and development organization. We have provided no financing to Neurimmune other than previously contractually required amounts.
Rodin Therapeutics, Inc.
In December 2015 we paid $8.0 million for preferred stock in Rodin Therapeutics, Inc. (Rodin) and entered into an option and collaboration agreement which gave us the right to purchase all remaining outstanding shares of Rodin at any time until 35 days after acceptance of an Investigational New Drug (IND) application by the FDA. As we determined that we were the primary beneficiary of Rodin, we consolidated the results of Rodin and recorded an IPR&D intangible asset of approximately $8.7 million and assigned approximately $10.9 million to noncontrolling interest.
During the fourth quarter of 2016 we terminated our collaboration agreement with Rodin. Upon termination of the collaboration agreement, we deconsolidated the results of Rodin and impaired the IPR&D asset, resulting in an impairment loss of $8.7 million related to the IPR&D asset recorded upon entering into the collaboration agreement.
The assets and liabilities of Rodin were not significant to our financial position or results of operations as Rodin is a research and development organization. We had provided no financing to Rodin other than the contractually required amounts disclosed above.
Ataxion Inc.
In February 2014 we paid $1.6 million for preferred stock in Ataxion, Inc. (Ataxion) and entered into an option and collaboration agreement which gave us the right to purchase all outstanding shares of Ataxion at any time until 30 days after delivery of a Phase 1 clinical trial study report. As we determined that we were the primary beneficiary of Ataxion, we consolidated the results of Ataxion and recorded an IPR&D intangible asset of $3.5 million and assigned that amount to noncontrolling interest.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the fourth quarter of 2016 we terminated our option agreement with Ataxion. Upon termination of the collaboration agreement, we deconsolidated the results of Ataxion and impaired the IPR&D asset, resulting in an impairment loss of $3.5 million related to the IPR&D asset recorded upon entering into the collaboration agreement.
The assets and liabilities of Ataxion were not significant to our financial position or results of operations as Ataxion is a research and development organization. We had provided no financing to Ataxion other than the contractually required amounts disclosed above.
Unconsolidated Variable Interest Entities
We have relationships with other variable interest entities that we do not consolidate as we lack the power to direct the activities that significantly impact the economic success of these entities. These relationships include investments in certain biotechnology companies and research collaboration agreements.
As of December 31, 2016 and 2015, the total carrying value of our investments in biotechnology companies totaled $47.4 million and $29.2 million, respectively. Our maximum exposure to loss related to these variable interest entities is limited to the carrying value of our investments.
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
Depending on the collaborative arrangement, we may record funding receivable or payable balances with our partners, based on the nature of the cost-sharing mechanism and activity within the collaboration. Our significant collaboration arrangements are discussed below.
Genentech (Roche Group)
We have certain business and financial rights with respect to RITUXAN for the treatment of non-Hodgkin's lymphoma (NHL), chronic lymphocytic leukemia (CLL) and other conditions, GAZYVA indicated for the treatment of CLL and follicular lymphoma, and other potential anti-CD20 therapies under a collaboration agreement with Genentech, Inc. (Genentech), a wholly-owned member of the Roche Group. The Roche Group and its sub-licensees maintain sole responsibility for the development, manufacturing and commercialization of GAZYVA in the U.S.
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

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Canada
We and Genentech have assigned our rights under our collaboration agreement with respect to Canada to the Roche Group.
GAZYVA
We recognize our share of the development and commercialization expenses of GAZYVA as a reduction of our share of pre-tax profits in revenues from anti-CD20 therapeutic programs.
Commercialization of GAZYVA impacts our percentage of the co-promotion profits for RITUXAN, as summarized in the table below.
OCREVUS (Ocrelizumab)
Genentech is solely responsible for development and commercialization of OCREVUS, a humanized anti-CD20 monoclonal antibody currently in development for MS, and funding future costs. Genentech cannot develop OCREVUS in CLL, NHL or Rheumatoid Arthritis (RA). We will receive tiered royalties between 13.5% and 24% on U.S. net sales of OCREVUS if approved for commercial sale by the FDA. The FDA has accepted for review the Biologics License Application for OCREVUS for the treatment of relapsing multiple sclerosis (RMS) and primary-progressive multiple sclerosis (PPMS), and has granted the application Priority Review Designation. There will be a 50% reduction to these royalties if a biosimilar to OCREVUS is approved in the U.S. In addition, we will receive a 3% royalty on net sales of OCREVUS outside the U.S., with the royalty period lasting 11 years from the first commercial sale of OCREVUS on a country-by-country basis. In June 2016 the European Medicines Agency (EMA) validated its marketing authorization application (MAA) of OCREVUS for the treatment of RMS and PPMS in the E.U.
Commercialization of OCREVUS will not impact the percentage of the co-promotion profits we receive for RITUXAN or GAZYVA.
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
In addition, should the FDA approve an anti-CD20 product other than OCREVUS or GAZYVA that is acquired or developed by Genentech and subject to the collaboration agreement, our share of the co-promotion operating profits would be between 30% and 38% based on certain events.

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
In 2016, 2015 and 2014, our share of operating losses on GAZYVA was 35%.
Revenues from Anti-CD20 Therapeutic Programs
Revenues from anti-CD20 therapeutic programs are summarized as follows:

	For the Years Ended December 31,
(In millions)	2016	2015	2014
Biogen's share of pre-tax profits in the U.S. for RITUXAN and GAZYVA, including the reimbursement of selling and development expenses	$1,249.5	$1,269.8	$1,117.1
Revenue on sales in the rest of world for RITUXAN	65.0	69.4	78.3
Total revenues from anti-CD20 therapeutic programs	$1,314.5	$1,339.2	$1,195.4
In 2016 the 39% profit-sharing threshold was met during the first quarter. In 2015 and 2014, the 40% profit-sharing threshold was met during the first quarter.
Prior to regulatory approval, we record our share of the expenses incurred by the collaboration for the development of anti-CD20 products in research and development expense in our consolidated statements of income. After an anti-CD20 product is approved, we record our share of the development expenses related to that product as a reduction of our share of pre-tax profits in revenues from anti-CD20 therapeutic programs.
Acorda
In 2009 we entered into a collaboration and license agreement with Acorda Therapeutics, Inc. (Acorda) to develop and commercialize products containing fampridine in markets outside the U.S, including FAMPYRA. We also have responsibility for regulatory activities and the future clinical development of related products in those markets.
Under the terms of the collaboration and license agreement, we pay Acorda tiered royalties based on the level of ex-U.S. net sales. We may pay up to $375.0 million of additional milestone payments to Acorda based on the successful achievement of certain regulatory and commercial milestones. The next expected milestone would be $15.0 million, due if ex-U.S. net sales reach $100.0 million over a period of four consecutive quarters. We will capitalize these additional milestones as intangible assets upon achievement of the milestone which will then be amortized utilizing an economic consumption model and recognized as amortization of acquired intangible assets. Royalty payments are recognized as a cost of goods sold.
In connection with the collaboration and license agreement, we have also entered into a supply agreement with Acorda for the commercial supply of FAMPYRA. This agreement is a sublicense arrangement of an existing agreement between Acorda and Alkermes, who acquired Elan Drug Technologies, the original party to the license with Acorda. During the years ending December 31, 2016, 2015 and 2014, total cost of sales related to royalties and commercial supply of FAMPRYA reflected in our consolidated statements of income were $31.5 million, $30.6 million and $29.2 million, respectively.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AbbVie
We have a collaboration agreement with AbbVie aimed at advancing the development and commercialization of ZINBRYTA in MS, which was approved for the treatment of relapsing forms of MS in the U.S. in May 2016 and the E.U. in July 2016. We made milestone payments totaling $32.0 million related to these approvals, which were capitalized as intangible assets, net in our consolidated balance sheets.
Under the agreement, we and AbbVie conduct ZINBRYTA co-promotion activities in the U.S., E.U. and Canadian territories (Collaboration Territory), where development and commercialization costs and profits are shared equally. Outside of the Collaboration Territory, we are solely responsible for development and commercialization of ZINBRYTA and will pay a tiered royalty to AbbVie as a percentage of net sales in the low to high teens.
We are responsible for manufacturing and research and development activities in both the Collaboration Territory and outside the Collaboration Territory and will record these activities within their respective lines in our consolidated statements of income, net of any reimbursement of research and development expenditures received from AbbVie. For the years ended December 31, 2016, 2015 and 2014, the collaboration incurred $48.6 million, $113.8 million and $117.8 million for research and development activities, for which we recognized $24.3 million, $60.8 million and $67.4 million, respectively, in our consolidated statements of income. During 2015 we made milestone payments of $16.0 million for the development of ZINBRYTA as a result of filing for regulatory approval in the U.S. and E.U. during the year. These payments were recorded as research and development expense in our consolidated statements of income.
Prior to regulatory approval, we also recognized $22.0 million of pre-commercialization expenses within our selling, general and administrative expense, which represents 50% of the collaboration's pre-commercialization costs for 2016. After ZINBRYTA was approved by the FDA and EMA in 2016, we began to recognize our share of the collaboration activities within the U.S., E.U. and Canadian territories as described below.
Co-promotion Profits and Losses
In the U.S., AbbVie recognizes revenues on sales to third parties and we recognize our 50% share of the co-promotion profits or losses as a component of total revenues in our consolidated statements of income. The collaboration began selling ZINBRYTA in the U.S. in the third quarter of 2016. For the year ended December 31, 2016, we recognized a net reduction in revenue of $21.9 million to reflect our share of an overall net loss within the collaboration.
The following table provides a summary of the U.S. collaboration and our share of the co-promotion losses on ZINBRYTA in the U.S.:

For the Year Ended December 31,
(In millions)	2016
Product revenues, net	$6.1
Costs and expenses	50.0
Co-promotion losses in the U.S.	$43.9
Biogen's share of co-promotion losses in the U.S.	$21.9
In the E.U. and Canada, we recognize revenues on sales to third parties in product revenues, net in our consolidated statements of income. We also record the related cost of revenues and sales and marketing expenses to their respective line items in our consolidated statements of income as these costs are incurred. We reimburse AbbVie for their 50% share of the co-promotion profits or losses in the E.U. and Canada. This reimbursement is recognized in collaboration profit (loss) sharing in our consolidated statements of income. We began to recognize product revenues on sales of ZINBRYTA in the E.U. in the third quarter of 2016. For the year ended December 31, 2016, we recognized income of $4.9 million to reflect AbbVie's 50% sharing of the net collaboration losses in the E.U. and Canada.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Swedish Orphan Biovitrum AB (publ)
In January 2007 we acquired 100% of the stock of Syntonix. Syntonix, now known as Bioverativ Therapeutics Inc. (formerly Biogen Hemophilia Inc.), had previously entered into a collaboration agreement with Swedish Orphan Biovitrum AB (publ) (Sobi) to jointly develop and commercialize Factor VIII and Factor IX hemophilia products, including ELOCTATE and ALPROLIX. Under an amended and restated collaboration agreement, we have commercial rights for North America (the Biogen North America Territory) and for rest of the world markets outside of the Sobi Territory, as defined below (the Biogen Direct Territory). Subject to the exercise of an option right that Sobi controls, Sobi has commercial rights in substantially all of Europe, Russia and certain countries in Northern Africa and the Middle East (the Sobi Territory). The collaboration agreement was amended and restated in April 2014. (References to the collaboration agreement refer to the amended and restated collaboration agreement).
In November 2014 Sobi exercised its option to assume final development and commercialization activities in the Sobi Territory for ELOCTA (the trade name for ELOCTATE in the E.U.). In July 2015 Sobi exercised its option to assume final development and commercialization of ALPROLIX in the Sobi Territory. Upon each exercise of opt-in right under the terms of the collaboration agreement, Sobi made a $10.0 million payment in escrow.
ELOCTA was approved by the EC in November 2015 and Sobi had its first commercial sale of ELOCTA in January 2016. In March 2016 the EC approved the transfer of the marketing authorization for ELOCTA in the E.U. from Biogen to Sobi, making Sobi the marketing authorization holder of ELOCTA in the E.U. As the marketing authorization holder, Sobi assumes full legal responsibility for ELOCTA, from a regulatory perspective, during its entire life cycle in the E.U. As of December 31, 2016, approximately $144.0 million in expenditures for ELOCTA, net of the $10.0 million escrow payment and other royalty adjustments as described in the table and its footnote (3) below, are reimbursable by Sobi under the collaboration agreement due to its election to assume final development and commercialization of ELOCTA within the Sobi Territory, which is the Opt-In Consideration for ELOCTA. This reimbursement will be recognized by us as royalty revenue in proportion to collaboration revenues, over a ten-year period, consistent with the initial patent term of the product.
ALPROLIX was approved in the E.U. by the EC in May 2016 and Sobi had its first commercial sale in June 2016. In September 2016 the EC approved the transfer of the marketing authorization for ALPROLIX in the E.U. from Biogen to Sobi, making Sobi the marketing authorization holder of ALPROLIX in the E.U. As the marketing authorization holder, Sobi assumes full legal responsibility for ALPROLIX, from a regulatory perspective, during its entire life cycle in the E.U. As of December 31, 2016, approximately $123.0 million in expenditures for ALPROLIX, net of the $10.0 million escrow payment and other royalty adjustments as described in the table and its footnote (3) below, are reimbursable to us by Sobi under the collaboration agreement due to Sobi's election to assume final development and commercialization of ALPROLIX in the Sobi Territory, which is the Opt-In Consideration for ALPROLIX. This reimbursement will be recognized by us as royalty revenue in proportion to collaboration revenues, over a ten-year period, consistent with the initial patent term of the product.
The Opt-In Consideration for each product will be paid by Sobi using a cross-royalty cash payment structure for sales in each company’s respective territories as an adjustment to the Base Rate in the table below. Under the collaboration agreement, cash payments are as follows:

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

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
If the reimbursement of the Opt-in Consideration has not been achieved within six years of the first commercial sale of such product, we maintain the right to require Sobi to pay any remaining balances due to us within 90 days of the six-year anniversary date of the first commercial sale.
Following the spin-off of our hemophilia business, this collaboration agreement with Sobi will continue with Bioverativ, an independent public company. For additional information about the spin-off, please see Note 1, Summary of Significant Accounting Policies and Note 26, Subsequent Events to these consolidated financial statements.
Ionis Pharmaceuticals, Inc.
Long-Term Strategic Research Collaboration
In September 2013 we entered into a six-year research collaboration with Ionis, formerly known as Isis Pharmaceuticals Inc. under which both companies collaborate to perform discovery level research and then develop and commercialize antisense or other therapeutics for the treatment of neurological disorders. Under the collaboration, Ionis will perform research on a set of neurological targets identified within the agreement. Once the research has reached a specific stage of development, we will make the determination whether antisense is the preferred approach to develop a therapeutic candidate or whether another modality is preferred. If antisense is selected, Ionis will continue development and identify a product candidate. If another modality is used, we will assume the responsibility for identifying a product candidate and developing it.
Under the terms of this agreement, we paid Ionis an upfront amount of $100.0 million. Of this payment, we recorded prepaid research and discovery services of approximately $25.0 million, representing the value of the Ionis full time equivalent employee resources which are required by the collaboration to provide research and discovery services to us over the term. The remaining $75.0 million of the upfront payment was recorded as research and development expense as it represented the purchase of intellectual property that had not reached technological feasibility.
Ionis is also eligible to receive milestone payments, license fees and royalty payments for all product candidates developed through this collaboration, with the specific amount dependent upon the modality of the product candidate advanced by us. During the years ending December 31, 2016, 2015 and 2014, we triggered milestones of $5.5 million, $20.0 million and $20.0 million, respectively, related to the advancement of IONIS-SOD1Rx for the treatment of ALS and other neurological targets identified.
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

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Product Collaborations
In 2012 we entered into three separate exclusive worldwide option and collaboration agreements with Ionis under which both companies will develop and commercialize SPINRAZA (nusinersen) for the treatment of SMA, antisense therapeutics for up to three gene targets and IONIS-DMPKRX for the treatment of myotonic dystrophy type 1 (DM1), respectively.
SPINRAZA (nusinersen)
In January 2012 we entered into an exclusive worldwide option and collaboration agreement with Ionis under which both companies will develop and commercialize the antisense investigational drug candidate, SPINRAZA, for the treatment of SMA. Under the terms of this agreement, we paid Ionis $29.0 million as an upfront payment. During 2014 we amended the agreement to adjust the amount of potential additional payments and terms of the exercise of our opt-in right to license SPINRAZA, which included providing for additional opt-in scenarios, based on the filing or acceptance of a new drug application (NDA) or marketing authorization application with the FDA or EMA. Consistent with the initial agreement, Ionis remained responsible for conducting the pivotal/Phase 3 trials and we provided input on the clinical trial design and regulatory strategy for the development of SPINRAZA.
During 2016, 2015 and 2014, we triggered clinical trial payments of $35.3 million, $42.8 million and $57.3 million, respectively, related to the advancement of the program.
In August 2016 we and Ionis announced that SPINRAZA met the primary endpoint for the interim analysis of the Phase 3 trial evaluating SPINRAZA in infantile-onset SMA. In November 2016 we and Ionis announced that SPINRAZA met the primary endpoint for the interim analysis of the Phase 3 trial evaluating SPINRAZA in later-onset SMA. During the third quarter of 2016 we exercised our option to develop and commercialize SPINRAZA and paid Ionis a $75.0 million license fee in connection with the option exercise. This amount was recognized as research and development expense in our consolidated statements of income. In December 2016 SPINRAZA was approved by the FDA for the treatment of SMA in pediatric and adult patients in the U.S. During the fourth quarter of 2016 we accrued a $60.0 million milestone payment due to Ionis for the approval of SPINRAZA in the U.S. This amount was capitalized in intangible assets, net in our consolidated balance sheets.
During the years ending December 31, 2016, 2015 and 2014, $257.8 million, $74.9 million and $27.7 million, respectively, were reflected in research and development expense in our consolidated statements of income related to the advancement of the program.
We may pay Ionis up to approximately $90.0 million in additional milestone payments upon the achievement of certain regulatory milestones as well as a royalty rate in the mid-teens on future sales of SPINRAZA.
Antisense Therapeutics
Under the terms of the December 2012 agreement relating to the development and commercialization of up to three gene targets we provided Ionis with an upfront payment of $30.0 million and agreed to make potential additional payments, prior to licensing, of up to $10.0 million based on the development of the selected product candidate as well as a mark-up of the cost estimate of the Phase 1 and Phase 2 trials. During 2015 we triggered a $10.0 million milestone payment. Ionis will be responsible for global development of any product candidate through the completion of a Phase 2 trial and we will provide advice on the clinical trial design and regulatory strategy. We have an option to license the product candidate until completion of the Phase 2 trial. If we exercise our option, we will pay Ionis up to a $70.0 million license fee and assume global development, regulatory and commercialization responsibilities. Ionis could receive up to another $130.0 million in milestone payments upon the achievement of certain regulatory milestones as well as royalties on future sales if we successfully develop the product candidate after option exercise.
IONIS-DMPKRx
Under the terms of the June 2012 agreement for the DM1 candidate, we provided Ionis with an upfront payment of $12.0 million and agreed to make potential additional payments, prior to licensing, of up to $59.0 million based on the development of the selected product candidate. During 2015 we amended the agreement to adjust the amount of potential additional payments by an additional $4.2 million due to changes in the clinical trial design.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During 2016 we terminated the development of the IONIS-DMPKRx product candidate to treat DM1 and returned the product to Ionis. During the years ending December 31, 2016, 2015 and 2014, $3.1 million, $9.0 million and $10.9 million, respectively, were reflected in research and development expense in our consolidated statements of income.
Eisai Co., Ltd.
BAN2401 and E2609 Collaboration
In March 2014 we entered into a collaboration agreement with Eisai Co., Ltd. (Eisai) (Eisai Collaboration Agreement) to jointly develop and commercialize two Eisai product candidates for the treatment of Alzheimer’s disease, BAN2401, a monoclonal antibody that targets amyloid-beta aggregates, and E2609, a BACE inhibitor. Under the Eisai Collaboration Agreement, Eisai serves as the global operational and regulatory lead for both compounds and all costs, including research, development, sales and marketing expenses, will be shared equally by us and Eisai. Following marketing approval in major markets, such as the U.S., the E.U. and Japan, we will co-promote BAN2401 and E2609 with Eisai and share profits equally. In smaller markets, Eisai will distribute these products and pay us a royalty. The Eisai Collaboration Agreement also provides the parties with certain rights and obligations in the event of a change in control of either party.
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
Aducanumab Option
Eisai may exercise the Aducanumab Option after either (i) the Phase 1b clinical trial for aducanumab and the Phase 2 clinical trial for BAN2401 (Post-Phase 2 Aducanumab Option), or (ii) completion of the Phase 3 clinical trial for aducanumab (Post-Phase 3 Aducanumab Option) under certain conditions.
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
Upon the effective date of the Eisai Collaboration Agreement, we paid Eisai $100.0 million and recorded $17.7 million, reflecting the fair value of the options granted under the Eisai Collaboration Agreement, both of which were classified as research and development expense in our consolidated statements of income. During the second quarter of 2014 Eisai exercised its option under the Eisai Collaboration Agreement to expand the joint development and commercialization activities to include Japan. Upon such exercise, we paid Eisai an additional $35.0 million, and recorded $21.6 million as research and development expense in our consolidated statements of income, which represented the difference between the payment made upon exercise of the option and the fair value of that option recorded as research and development expense upon closing of the agreement in the first quarter of 2014. During the fourth quarter of 2016 we recognized a $50.0 million milestone payment related to the initiation of a phase 3

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

trial for E2609, which is included in research and development expense in our consolidated statements of income. We could pay Eisai up to an additional $1.0 billion under the Eisai Collaboration Agreement based on the future achievement of certain development, regulatory and commercial milestones.
In addition to our arrangements with Eisai, Neurimmune is entitled to milestone and royalty payments related to the development and commercialization of aducanumab and certain anti-tau antibodies. For additional information regarding our agreement with Neurimmune, please see Note 18, Investments in Variable Interest Entities to these consolidated financial statements.
A summary of activity related to our collaboration with Eisai is as follows:

	For the Years Ended December 31,
(In millions)	2016	2015	2014
Total development expense incurred by the collaboration	$95.1	$84.1	$57.5
Biogen’s share of development expense, excluding upfront and milestone payments, reflected in our consolidated statements of income	$50.5	$40.4	$29.1
Applied Genetic Technologies Corporation
In July 2015 we announced a collaboration and license agreement to develop gene-based therapies for multiple ophthalmic diseases with Applied Genetic Technologies Corporation (AGTC). The collaboration will focus on the development of a portfolio of AGTC’s therapeutic programs, including both a clinical-stage candidate for X-linked Retinoschisis (XLRS) and a pre-clinical candidate for the treatment of X-Linked Retinitis Pigmentosa (XLRP). The agreement also includes options for early stage discovery programs in two ophthalmic diseases and one non-ophthalmic condition, as well as an equity investment in AGTC.
During the third quarter of 2015 we made an upfront payment of $124.0 million, which included a $30.0 million equity investment in AGTC, prepaid research and development expenditures of $58.4 million and total licensing and other fees of $35.6 million. The $58.4 million of prepaid research and development expenditures were recorded in investments and other assets in our consolidated balance sheets and will be expensed as the services are provided. During 2015 we recorded $54.5 million as research and development expense associated with AGTC in our consolidated statements of income, including the $35.6 million total licensing and other fees, $6.5 million in research and development services, a $7.5 million premium on our equity investment and a $5.0 million clinical development milestone related to XLRS. During 2016 we recorded $26.5 million in research and development services in research and development expense in our consolidated statements of income.
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
University of Pennsylvania
In May 2016 we entered into a collaboration and alliance with the University of Pennsylvania (UPenn) to advance gene therapy and gene editing technologies. The collaboration will primarily focus on the development of therapeutic approaches that target the eye, skeletal muscle and the central nervous system. The alliance is also expected to focus on the research and validation of next-generation gene transfer technology using adeno-associated virus gene delivery vectors and exploring the expanded use of genome editing technology as a potential therapeutic platform.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the second quarter of 2016 we paid Penn an upfront fee of $20.0 million, which was recorded as research and development expense in our consolidated statements of income, and prepaid research and development expenditures of $15.0 million, which was recorded in investments and other assets in our consolidated balance sheets. We also expect to fund an additional $47.5 million in the aggregate in research and development costs extending over the next three to five years in seven preclinical research and development programs, as well as the exploration of genome-editing technology.
If all of the collaborations programs are successful and we exercise all of our options under the Penn collaboration and alliance, we may be required to make future payments of over $2.0 billion in research funding, options and milestone payments, in addition to royalties payable on net sales of products.
Sangamo BioSciences, Inc.
In February 2014 we completed an exclusive worldwide research, development and commercialization collaboration and license agreement with Sangamo under which both companies will develop and commercialize product candidates for the treatment of two inherited blood disorders, sickle cell disease and beta-thalassemia. The collaboration is currently in the research stage of development.
Under the terms of the agreement, we paid Sangamo an upfront payment of $20.0 million in cash, with additional payments of up to approximately $300.0 million based on the achievement of certain development, regulatory and commercial milestones, plus royalties based on sales. We recorded the $20.0 million upfront payment as research and development expense in our consolidated statements of income. Under this arrangement, Sangamo will be responsible for identifying a product candidate for the treatment of beta-thalassemia and advancing that candidate through a completed Phase 1 human clinical trial, at which point we would assume responsibility for development. We will jointly develop a sickle cell disease candidate through the potential filing of an investigative new drug application, after which we would assume clinical responsibilities. We will lead the global development and commercialization efforts and Sangamo will have the option to assume co-promotion responsibilities in the U.S.
During the years ending December 31, 2016, 2015 and 2014, $13.4 million, $13.6 million and $28.9 million, respectively, of expense was reflected in our consolidated statements of income.
Following the spin-off of our hemophilia business, this collaboration and license agreement with Sangamo will continue with Bioverativ, an independent public company. For additional information about the spin-off, please see Note 1, Summary of Significant Accounting Policies and Note 26, Subsequent Events to these consolidated financial statements.
Mitsubishi Tanabe Pharma Corporation
In September 2015 we announced an agreement with Mitsubishi Tanabe Pharma Corporation (MTPC) to exclusively license amiselimod (MT-1303), a late stage experimental medicine with potential in multiple autoimmune indications. Amiselimod is an oral compound that targets the sphingosine 1-phosphate receptor. During the fourth quarter of 2015 the agreement became effective and we made an upfront payment of $60.0 million, which was recorded as research and development expense in our consolidated statements of income.
During the third quarter of 2016 we discontinued our development of amiselimod. We expect to formally terminate the agreement and return the program to MTPC in the first quarter of 2017. We will have no further license to or continuing involvement in the development of this compound. For the year ended December 31, 2016, $22.8 million was reflected in research and development expense in our consolidated statements of income.
Other Research and Discovery Arrangements
During the years ended December 31, 2016, 2015 and 2014, we entered into several research, discovery and other related arrangements that resulted in $10.3 million, $9.7 million and $40.0 million, respectively, recorded as research and development expense in our consolidated statements of income.
These additional arrangements include the potential for future milestone payments based on clinical and commercial development over a period of several years.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Samsung Bioepis
Joint Venture Agreement
In February 2012 we entered into a joint venture agreement with Samsung BioLogics Co. Ltd. (Samsung Biologics), establishing an entity, Samsung Bioepis, to develop, manufacture and market biosimilar pharmaceuticals. Samsung Biologics contributed 280.5 billion South Korean won (approximately $250.0 million) for an 85% stake in Samsung Bioepis and we contributed approximately 49.5 billion South Korean won (approximately $45.0 million) for the remaining 15% ownership interest. Under the joint venture agreement, we have no obligation to provide any additional funding and our ownership interest may be diluted due to financings in which we do not participate. As of December 31, 2016, our ownership interest is approximately 6.5%, which reflects the effect of additional equity financings in which we did not participate. We maintain an option to purchase additional stock in Samsung Bioepis that would allow us to increase our ownership percentage up to 49.9%. The exercise of this option is within our control and is based on paying for 49.9% of the total investment made by Samsung Biologics into Samsung Bioepis in excess of what we have already contributed under the agreement plus a rate that will represent their return on capital. If we do not exercise this option by a date in 2018 determined pursuant to the joint venture agreement, this option will expire and Samsung Biologics will have the right to purchase all of Samsung Bioepis’ shares then held by us.
Samsung Biologics has the power to direct the activities of Samsung Bioepis which will most significantly and directly impact its economic performance. We account for this investment under the equity method of accounting as we maintain the ability to exercise significant influence over Samsung Bioepis through a presence on the entity’s Board of Directors and our contractual relationship. Under the equity method, we recorded our original investment at cost and subsequently adjust the carrying value of our investment for our share of equity in the entity’s income or losses according to our percentage of ownership. We recognize our share of the results of operations related to our investment in Samsung Bioepis one quarter in arrears when the results of the entity become available, which is reflected as equity in loss of investee, net of tax in our consolidated statements of income. During the years ended December 31, 2015 and 2014, we recognized a loss on our investment of $12.5 million and $15.1 million, respectively. During 2015, as our share of losses exceeded the carrying value of our investment, we suspended recognizing additional losses and will continue to do so unless we commit to providing additional funding.
Commercial Agreement
In December 2013 pursuant to our rights under the joint venture agreement with Samsung Biologics, we entered into an agreement with Samsung Bioepis to commercialize, over a 10-year term, three anti-tumor necrosis factor (TNF) biosimilar product candidates in Europe and in the case of one anti-TNF biosimilar, Japan. Under the terms of this agreement, we have made total upfront and clinical development milestone payments of $46.0 million, all of which have been recorded as research and development expense in our consolidated statements of income as the programs they relate to had not achieved regulatory approval. We also agreed to make additional milestone payments of $25.0 million upon regulatory approval in the E.U. for each of the three anti-TNF biosimilar product candidates. During the year ended December 31, 2016, we paid $50.0 million in milestone payments, which have been capitalized in intangible assets, net in our consolidated balance sheets as BENEPALI received regulatory approval in the E.U. in January 2016 and FLIXABI received regulatory approval in the E.U. in May 2016. In July 2016 the EMA accepted Samsung Bioepis' MAA for SB5, an adalimumab biosimilar candidate referencing HUMIRA.
We began to recognize revenue on sales of BENEPALI in the E.U. in the first quarter of 2016 and FLIXABI in the E.U. in the third quarter of 2016. We reflect revenues on sales of BENEPALI and FLIXABI to third parties in product revenues, net in our consolidated statements of income and record the related cost of revenues and sales and marketing expenses in our consolidated statements of income to their respective line items when these costs are incurred. We share 50% of the profit or loss related to our commercial agreement with Samsung Bioepis. This profit sharing with Samsung Bioepis is recognized in collaboration profit (loss) sharing in our consolidated statements of income. For the year ended December 31, 2016, we recognized a net expense of $15.1 million related to the collaboration profit share.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Services
Simultaneous with the formation of Samsung Bioepis, we also entered into a license agreement, a technical development services agreement and a manufacturing agreement with Samsung Bioepis. Under the terms of the license agreement, we granted Samsung Bioepis an exclusive license to use, develop, manufacture and commercialize biosimilar products created by Samsung Bioepis using Biogen product-specific technology. In exchange, we will receive single digit royalties on all biosimilar products developed and commercialized by Samsung Bioepis. Under the terms of the technical development services agreement, we provide Samsung Bioepis technical development and technology transfer services, which include, but are not limited to, cell culture development, purification process development, formulation development and analytical development. Under the terms of our manufacturing agreement, we manufacture clinical and commercial quantities of bulk drug substance of biosimilar products for Samsung Bioepis pursuant to contractual terms. Under limited circumstances, we may also supply Samsung Bioepis with quantities of drug product of biosimilar products for use in clinical trials through arrangements with third-party contract manufacturers.
For the years ended December 31, 2016, 2015 and 2014, we recognized $20.2 million, $62.9 million and $58.5 million, respectively, in revenues in relation to these services, which is reflected as a component of other revenues in our consolidated statements of income.
20.    Litigation
We are currently involved in various claims and legal proceedings, including the matters described below. For information as to our accounting policies relating to claims and legal proceedings, including use of estimates and contingencies, please read Note 1, Summary of Significant Accounting Policies to these consolidated financial statements.
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
Loss Contingencies
Forward Pharma German Patent Litigation
On November 18, 2014, Forward Pharma A/S (Forward Pharma) filed suit against us in the Regional Court of Düsseldorf, Germany (the German Infringement Litigation) alleging that TECFIDERA infringes German Utility Model DE 20 2005 022 112 U1 (the utility model), which was issued in April 2014 and expired in October 2015. Forward Pharma subsequently extended its allegations to assert that TECFIDERA infringes Forward Pharma's European Patent No. 2,801,355 (the '355 patent), which was issued in May 2015 and expires in October 2025. We have entered a settlement and license agreement with Forward Pharma that will provide us an irrevocable license to all intellectual property owned by Forward Pharma and result in the termination of the German Infringement Litigation. For more information on the settlement and license agreement please read Note 21, Commitments and Contingencies to these consolidated financial statements.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Italian National Medicines Agency
In the fourth quarter of 2011 Biogen Italia SRL received notice from the Italian National Medicines Agency (Agenzia Italiana del Farmaco or AIFA) that sales of TYSABRI after mid-February 2009 exceeded a reimbursement limit established pursuant to a Price Determination Resolution (Price Resolution) granted by AIFA in December 2006. On January 12, 2012, we filed an appeal in the Regional Administrative Tribunal of Lazio (Il Tribunale Amministrativo Regionale per il Lazio) in Rome, Italy seeking a ruling that the reimbursement limit in the Price Resolution should apply as written to only “the first 24 months” of TYSABRI sales, which ended in mid-February 2009. The appeal is still pending. In June 2014 AIFA approved a resolution affirming that there is no reimbursement limit from and after February 2013. In January 2017 we negotiated an agreement in principle with AIFA's Price and Reimbursement Committee to settle all of AIFA's existing claims relating to sales of TYSABRI in excess of the reimbursement limit for the periods from February 2009 through January 2013 for an aggregate repayment of EUR37.4 million. The agreement is subject to ratification by AIFA.
For additional information regarding this matter, please read Note 17, Other Consolidated Financial Statement Detail to these consolidated financial statements.
Qui Tam Litigation
On July 6, 2015, a qui tam action filed on behalf of the United States and certain states were unsealed by the U.S. District Court for the District of Massachusetts. The action alleges sales and promotional activities in violation of the federal False Claims Act and state law counterparts, and seeks single and treble damages, civil penalties, interest, attorneys’ fees and costs. Our motion to dismiss is pending. The United States has not made an intervention decision. An estimate of the possible loss or range of loss cannot be made at this time.
Securities Litigation
We and certain current and former officers are defendants in In re Biogen Inc. Securities Litigation, filed by a shareholder on August 18, 2015 in the U.S. District Court for the District of Massachusetts. The amended complaint alleges violations of federal securities laws under 15 U.S.C. §78j(b) and §78t(a) and 17 C.F.R. §240.10b-5. The lead plaintiff sought a declaration of the action as a class action, certification as a representative of the class and its counsel as class counsel, and an award of damages, interest and attorneys' fees. On July 1, 2016, the U.S. District Court dismissed the case and in September 2016 denied the plaintiff's motion to vacate the order of dismissal. The plaintiff has appealed. An estimate of the possible loss or range of loss cannot be made at this time.
We and certain current and former officers are also defendants in an action filed by another shareholder on October 20, 2016 in the U.S. District Court for the District of Massachusetts, related to the matter described above. The complaint alleges violations of federal securities laws under 15 U.S.C. §78j(b) and §78t(a) and 17 C.F.R. §240.10b-5 and seeks a declaration of the action as a class action and an award of damages, interest and attorney's fees. An estimate of the possible loss or range of loss cannot be made at this time.
Other Matters
Interference Proceeding with Forward Pharma
In April 2015 the U.S. Patent and Trademark Office (USPTO) declared an interference between Forward Pharma’s pending U.S. Patent Application No. 11/576,871 and our U.S. Patent No. 8,399,514 (the '514 patent). The '514 patent includes claims covering the treatment of multiple sclerosis with 480 mg of dimethyl fumarate as provided for in our TECFIDERA label. We are awaiting a decision in this matter.
Inter Partes Review Proceeding
On March 22, 2016, the USPTO instituted inter partes review of the '514 patent on the petition of the Coalition for Affordable Drugs V LLC, an entity associated with a hedge fund. We are awaiting a decision in this matter.
On April 18, 2016, Swiss Pharma International AG filed petitions in the USPTO for inter partes review of U.S. Patent Nos. 8,349,321 and 8,900,577, relating to specific formulations of natalizumab (TYSABRI), and U.S. Patent No. 8,815,236, relating to methods for treating MS and Crohn's disease using specific formulations of natalizumab (TYSABRI). In October 2016 the USPTO declined to institute proceedings under all three petitions. Swiss Pharma filed requests for rehearing, which are pending.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

European Patent Office Oppositions
In June 2016 the European Patent Office issued a written decision confirming its earlier revocation of our European patent number 2 137 537 (the '537 patent), which we have appealed. The '537 patent includes claims covering the treatment of MS with 480 mg of dimethyl fumarate as provided for in our TECFIDERA label.
Patent Revocation Matter
In December 2015 Swiss Pharma International AG brought an action in the Patents Court of the United Kingdom to revoke the UK counterpart of our European Patent Number 1 485 127 (“Administration of agents to treat inflammation”) (the '127 patent), which was issued in June 2011 and concerns administration of natalizumab (TYSABRI) to treat MS. The patent expires in February 2023. Subsequently, the same entity brought an actions in the District Court of The Hague (on January 11, 2016) and the German Patents Court (on March 3, 2016) to invalidate the Dutch and German counterparts of the '127 patent. In September 2016 we resolved the UK action by agreeing to revocation of the UK patent. A hearing has been scheduled in the Dutch action for early 2017 and the German action for early 2018.
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
On July 1, 2016, we received a civil investigative demand from the federal government for documents and information relating to our treatment of certain service agreements with wholesalers when calculating and reporting Average Manufacturer Prices in connection with the Medicaid Drug Rebate Program. We are cooperating with the government.
On December 5, 2016, we received a subpoena from the federal government for documents relating to government price reporting, rebate payments and Biogen's co-pay assistance programs for AVONEX, TECFIDERA, TYSABRI and PLEGRIDY. We are cooperating with the government.
On December 29, 2016, we received a civil investigative demand from the federal government for documents and information relating to our relationships with entities providing clinical education and reimbursement support services. We are cooperating with the government.

BIOGEN INC. AND SUBSIDIARIES
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
21.    Commitments and Contingencies
TECFIDERA Litigation Settlement and License Agreement
In January 2017 we agreed to enter into a settlement and license agreement with Forward Pharma that will provide us an irrevocable license to all intellectual property owned by Forward Pharma and results in the termination of the German Infringement Litigation. Under the terms of the settlement and license agreement with Forward Pharma, we have agreed to pay Forward Pharma $1.25 billion in cash. Under certain circumstances outlined in the agreement, we will pay Forward Pharma royalties on net sales of our products for the treatment of multiple sclerosis that are covered by a Forward Pharma patent and have dimethyl fumarate (“DMF”) as an active pharmaceutical ingredient.
During the fourth quarter of 2016 we recognized a pre-tax charge of $454.8 million related to this matter. This amount represents the fair value of estimated royalties on our sales of TECFIDERA during the period April 2014 through December 31, 2016. When the cash payment is made following approval of the settlement and license agreement, we will recognize assets of $656.3 million and $138.9 million, reflecting the estimated fair value of the license acquired that is attributable to the U.S. and E.U., respectively. If Forward Pharma does not receive a patent in either the Interference Proceeding pending in the U.S. or the pending European Opposition Proceeding (which proceedings are defined in the settlement and license agreement), we would likely recognize an immediate impairment charge equal to the value of the license that is attributable to that jurisdiction as additional litigation expense and we would not be obligated to pay Forward Pharma royalties in such jurisdiction. If Forward Pharma receives a patent in either the U.S. Interference Proceeding or the E.U. Opposition Proceeding, we would amortize the assets related to a license of intellectual property in the related jurisdiction utilizing an economic consumption model and we may be obligated to royalties on a country by country basis in Europe and other ex-U.S. markets.
For additional information with respect to the terms of this agreement, including potential royalties payable, please read the Settlement and License Agreement dated January 17, 2017, between Biogen Swiss Manufacturing GmbH, Biogen International Holding Ltd, Forward Pharma A/S and the other parties thereto which is filed as Exhibit 10.41 to this 2016 Form 10-K. For additional information related to the ongoing Interference Proceeding with Forward Pharma in the U.S. or the European Office Opposition in the E.U., please read Note 20, Litigation to these consolidated financial statements.
TYSABRI Contingent Payments
In 2013 we acquired from Elan full ownership of all remaining rights to TYSABRI that we did not already own or control. Under the terms of the acquisition agreement, we are obligated to make contingent payments to Elan of 18% on annual worldwide net sales up to $2.0 billion and 25% on annual worldwide net sales that exceed $2.0 billion. Royalty payments to Elan and other third parties are recognized as cost of sales in our consolidated statements of income. Elan was acquired by Perrigo Company plc (Perrigo) in December 2013. Following that acquisition, we began making these royalty payments to Perrigo.
Contingent Consideration related to Business Combinations
In connection with our acquisitions of Convergence, Stromedix and Biogen International Neuroscience GmbH (BIN), we agreed to make additional payments based upon the achievement of certain milestone events.
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

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fumapharm AG
In 2006 we acquired Fumapharm AG. As part of this acquisition we acquired FUMADERM and TECFIDERA (together, Fumapharm Products). We paid $220.0 million upon closing of the transaction and agreed to pay an additional $15.0 million if a Fumapharm Product was approved for MS in the U.S. or E.U. In the second quarter of 2013 we paid this $15.0 million contingent payment as TECFIDERA was approved in the U.S. for MS by the FDA. We are also required to make additional contingent payments to former shareholders of Fumapharm AG or holders of their rights based on the attainment of certain cumulative sales levels of Fumapharm Products and the level of total net sales of Fumapharm Products in the prior twelve month period, as defined in the acquisition agreement.
During 2016 we paid $1.2 billion in contingent payments as we reached the $7.0 billion, $8.0 billion, $9.0 billion and $10.0 billion cumulative sales levels related to the Fumapharm Products in the fourth quarter of 2015 and the first, second and third quarters of 2016, respectively, and accrued $300.0 million upon reaching $11.0 billion in total cumulative sales of Fumapharm Products in the fourth quarter of 2016.
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
Contingent Development, Regulatory and Commercial Milestone Payments
Based on our development plans as of December 31, 2016, we could make potential future milestone payments to third parties of up to approximately $3.1 billion, including approximately $0.5 billion in development milestones, approximately $0.8 billion in regulatory milestones and approximately $1.8 billion in commercial milestones as part of our various collaborations, including licensing and development programs. Payments under these agreements generally become due and payable upon achievement of certain development, regulatory or commercial milestones. Because the achievement of these milestones had not occurred as of December 31, 2016, such contingencies have not been recorded in our financial statements. Amounts related to contingent milestone payments are not considered contractual obligations as they are contingent on the successful achievement of certain development, regulatory approval and commercial milestones.
Other Funding Commitments
As of December 31, 2016, we have several on-going clinical studies in various clinical trial stages. Our most significant clinical trial expenditures are to contract research organizations (CROs). The contracts with CROs are generally cancellable, with notice, at our option. We have recorded accrued expenses of approximately $21.0 million on our consolidated balance sheet for expenditures incurred by CROs as of December 31, 2016. We have approximately $500.0 million in cancellable future commitments based on existing CRO contracts as of December 31, 2016.
Tax Related Obligations
We exclude liabilities pertaining to uncertain tax positions from our summary of contractual obligations as we cannot make a reliable estimate of the period of cash settlement with the respective taxing authorities. As of December 31, 2016, we have approximately $47.8 million of net liabilities associated with uncertain tax positions.
Solothurn, Switzerland Facility
On December 1, 2015, we purchased land in Solothurn, Switzerland where we are building a biologics manufacturing facility over the next several years. As of December 31, 2016, we had contractual commitments of $176.3 million for the construction of this facility.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Leases
We rent laboratory and office space and certain equipment under non-cancelable operating leases. These lease agreements contain various clauses for renewal at our option and, in certain cases, escalation clauses typically linked to rates of inflation. Rental expense under these leases, net of amounts recognized in relation to exiting our manufacturing facility in Cambridge, Massachusetts and our Weston, Massachusetts facility, which terminate at various dates through 2028, amounted to $68.7 million, $68.6 million and $62.4 million in 2016, 2015 and 2014, respectively. In addition to rent, the leases may require us to pay additional amounts for taxes, insurance, maintenance and other operating expenses.
As of December 31, 2016, minimum rental commitments under non-cancelable leases, net of income from subleases, for each of the next five years and total thereafter were as follows:

(In millions)	2017	2018	2019	2020	2021	Thereafter	Total
Minimum lease payments	$75.3	$69.8	$69.1	$65.7	$64.6	$331.9	$676.4
Less: income from subleases (1)	(8.9)	(15.2)	(15.5)	(15.7)	(16.2)	(55.4)	(126.9)
Net minimum lease payments	$66.4	$54.6	$53.6	$50.0	$48.4	$276.5	$549.5

(1)
Represents sublease income expected to be received for the vacated manufacturing facility in Cambridge, MA, the vacated portion of our Weston, Massachusetts facility and other facilities throughout the world. For additional information related to the sublease of the vacated manufacturing facility in Cambridge, MA, please read Note 3, Restructuring, Business Transformation and Other Cost Savings Initiatives to these consolidated financial statements.

Under certain of our lease agreements, we are contractually obligated to return leased space to its original condition upon termination of the lease agreement. At the inception of a lease with such conditions, we record an asset retirement obligation liability and a corresponding capital asset in an amount equal to the estimated fair value of the obligation. In subsequent periods, for each such lease, we record interest expense to accrete the asset retirement obligation liability to full value and depreciate each capitalized asset retirement obligation asset, both over the term of the associated lease agreement. Our asset retirement obligations were not significant as of December 31, 2016 or 2015.
Eisai Financing Arrangement
During 2015 we amended our existing lease related to Eisai's oral solid dose products manufacturing facility in RTP, North Carolina where we manufacture our and Eisai's oral solid dose products. For additional information, please read Note 10, Property, Plant and Equipment to these consolidated financial statements. As of December 31, 2016, the net present values of the future minimum lease payments were as follows:

(In millions)	As of December 31, 2016
2017	$2.0
2018	16.7
Total	18.7
Less: interest	(0.6)
Net present value of the future minimum lease payments	$18.1
22.      Guarantees
As of December 31, 2016 and 2015, we did not have significant liabilities recorded for guarantees.
We enter into indemnification provisions under our agreements with other companies in the ordinary course of business, typically with business partners, contractors, clinical sites and customers. Under these provisions, we generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of our activities. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. However, to date we have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of December 31, 2016 and 2015.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

23.      Employee Benefit Plans
We sponsor various retirement and pension plans. Our estimates of liabilities and expenses for these plans incorporate a number of assumptions, including expected rates of return on plan assets and interest rates used to discount future benefits.
401(k) Savings Plan
We maintain a 401(k) Savings Plan, which is available to substantially all regular employees in the U.S. over the age of 21. Participants may make voluntary contributions. We make matching contributions according to the 401(k) Savings Plan’s matching formula. All matching contributions and participant contributions vest immediately. The 401(k) Savings Plan also holds certain transition contributions on behalf of participants who previously participated in the Biogen, Inc. Retirement Plan. The expense related to our 401(k) Savings Plan primarily consists of our matching contributions.
Expense related to our 401(k) Savings Plan totaled $45.2 million, $51.8 million and $49.3 million for the years ended December 31, 2016, 2015 and 2014, respectively.
Deferred Compensation Plan
We maintain a non-qualified deferred compensation plan, known as the Supplemental Savings Plan (SSP), which allows a select group of management employees in the U.S. to defer a portion of their compensation. The SSP also provides certain credits to highly compensated U.S. employees, which are paid by the company. These credits are known as the Restoration Match. The deferred compensation amounts are accrued when earned. Such deferred compensation is distributable in cash in accordance with the rules of the SSP. Deferred compensation amounts under such plan as of December 31, 2016 and 2015, totaled approximately $128.5 million and $126.9 million, respectively, and are included in other long-term liabilities in our consolidated balance sheets. The SSP also holds certain transition contributions on behalf of participants who previously participated in the Biogen, Inc. Retirement Plan. The Restoration Match and participant contributions vest immediately. Distributions to participants can be either in one lump sum payment or annual installments as elected by the participants.
Pension Plans
Our retiree benefit plans include defined benefit plans for employees in our affiliates in Switzerland and Germany as well as other insignificant defined benefit plans in certain other countries in which we maintain an operating presence.
Our Swiss plan is a government-mandated retirement fund that provides employees with a minimum investment return. The minimum investment return is determined annually by the Swiss government and was 1.25% in 2016 and 1.75% in 2015 and 2014, respectively. Under the Swiss plan, both we and certain of our employees with annual earnings in excess of government determined amounts are required to make contributions into a fund managed by an independent investment fiduciary. Employer contributions must be in an amount at least equal to the employee’s contribution. Minimum employee contributions are based on the respective employee’s age, salary and gender. As of December 31, 2016 and 2015, the Swiss plan had an unfunded net pension obligation of approximately $39.1 million and $42.4 million, respectively, and plan assets which totaled approximately $68.6 million and $63.9 million, respectively. In 2016, 2015 and 2014, we recognized expense totaling $15.3 million, $12.9 million and $9.8 million, respectively, related to our Swiss plan.
The obligations under the German plans are unfunded and totaled $35.4 million and $27.6 million as of December 31, 2016 and 2015, respectively. Net periodic pension cost related to the German plans totaled $4.2 million, $4.0 million and $3.5 million for the years ended December 31, 2016, 2015 and 2014, respectively.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

24.      Segment Information
We operate as one operating segment, which is discovering, developing, manufacturing and delivering therapies to people living with serious neurological, rare and autoimmune diseases. Our Chief Executive Officer (CEO), as the chief operating decision-maker, manages and allocates resources to the operations of our company on a total company basis. Our research and development organization is responsible for the research and discovery of new product candidates and supports development and registration efforts for potential future products. Our pharmaceutical, operations and technology organization manages the development of the manufacturing processes, clinical trial supply, commercial product supply, distribution, buildings and facilities. Our commercial organization is responsible for U.S. and international development of our commercial products. The company is also supported by corporate staff functions. Managing and allocating resources on a total company basis enables our CEO to assess the overall level of resources available and how to best deploy these resources across functions, therapeutic areas, and research and development projects that are in line with our long-term company-wide strategic goals. Consistent with this decision-making process, our CEO uses consolidated, single-segment financial information for purposes of evaluating performance, forecasting future period financial results, allocating resources and setting incentive targets.
Enterprise-wide disclosures about product revenues, other revenues and long-lived assets by geographic area and information relating to major customers are presented below. Revenues are primarily attributed to individual countries based on location of the customer or licensee.
Revenue by product is summarized as follows:

	For the Years Ended December 31,
	2016			2015			2014
(In millions)	United States	Rest of World	Total	United States	Rest of World	Total	United States	Rest of World	Total
Multiple Sclerosis (MS):
TECFIDERA	$3,169.4	$798.7	$3,968.1	$2,908.2	$730.2	$3,638.4	$2,426.6	$482.6	$2,909.2
AVONEX	1,675.3	638.2	2,313.5	1,790.2	840.0	2,630.2	1,956.7	1,056.4	3,013.1
PLEGRIDY	305.0	176.7	481.7	227.1	111.4	338.5	27.8	16.7	44.5
TYSABRI	1,182.9	780.9	1,963.8	1,103.1	783.0	1,886.1	1,025.1	934.4	1,959.5
FAMPYRA	—	84.9	84.9	—	89.7	89.7	—	80.2	80.2
ZINBRYTA	—	7.8	7.8	—	—	—	—	—	—
Hemophilia:
ELOCTATE	445.2	68.0	513.2	308.3	11.4	319.7	58.4	—	58.4
ALPROLIX	268.0	65.7	333.7	208.9	25.6	234.5	72.1	3.9	76.0
Other product revenues:
FUMADERM	—	45.9	45.9	—	51.4	51.4	—	62.5	62.5
SPINRAZA	4.6	—	4.6	—	—	—	—	—	—
BENEPALI	—	100.6	100.6	—	—	—	—	—	—
FLIXABI	—	0.1	0.1	—	—	—	—	—	—
Total product revenues	$7,050.4	$2,767.5	$9,817.9	$6,545.8	$2,642.7	$9,188.5	$5,566.7	$2,636.7	$8,203.4

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Geographic Information
The following tables contain certain financial information by geographic area:

December 31, 2016 (In millions)	U.S.	Europe(1)	Germany	Asia	Other	Total
Product revenues from external customers	$7,050.4	$1,533.5	$703.7	$217.3	$313.0	$9,817.9
Revenues from anti-CD20 therapeutic programs	$1,249.5	$1.9	$—	$—	$63.1	$1,314.5
Other revenues from external customers	$224.7	$70.0	$1.5	$20.2	$—	$316.4
Long-lived assets	$1,272.3	$1,219.3	$1.8	$7.0	$1.4	$2,501.8

December 31, 2015 (In millions)	U.S.	Europe(1)	Germany	Asia	Other	Total
Product revenues from external customers	$6,545.8	$1,497.6	$668.1	$143.7	$333.3	$9,188.5
Revenues from anti-CD20 therapeutic programs	$1,269.8	$3.5	$—	$—	$65.9	$1,339.2
Other revenues from external customers	$142.0	$29.6	$1.6	$62.9	$—	$236.1
Long-lived assets	$1,296.5	$879.4	$2.3	$7.7	$1.7	$2,187.6

December 31, 2014 (In millions)	U.S.	Europe(1)	Germany	Asia	Other	Total
Product revenues from external customers	$5,566.7	$1,383.9	$811.8	$112.8	$328.2	$8,203.4
Revenues from anti-CD20 therapeutic programs	$1,117.1	$7.7	$—	$—	$70.6	$1,195.4
Other revenues from external customers	$212.6	$31.6	$1.8	$58.5	$—	$304.5
Long-lived assets	$1,055.5	$701.9	$2.5	$2.6	$3.2	$1,765.7

(1)	Represents amounts related to Europe less those attributable to Germany.
Revenues from Anti-CD20 Therapeutic Programs
Approximately 11%, 12% and 12% of our total revenues in 2016, 2015 and 2014, respectively, are derived from our collaboration agreement with Genentech. For additional information related to our collaboration with Genentech, please read Note 19, Collaborative and Other Relationships to these consolidated financial statements.
Significant Customers
We recorded revenue from two wholesalers accounting for 35% and 22% of gross product revenues in 2016, 34% and 26% of gross product revenues in 2015, and 33% and 27% of gross product revenues in 2014, respectively.
Other
As of December 31, 2016, 2015 and 2014, approximately $643.6 million, $684.9 million and $676.0 million, respectively, of our long-lived assets were related to our manufacturing facilities in Denmark.
As of December 31, 2016 and 2015, approximately $545.5 million and $161.5 million, respectively, of our long-lived assets were related to the construction of a biologics manufacturing facility in Solothurn, Switzerland.
For additional information related to our manufacturing facility in Solothurn, Switzerland, please read Note 10, Property, plant and equipment to these consolidated financial statements.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

25.      Quarterly Financial Data (Unaudited)

(In millions, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
2016	(a)	(b)	(b) (c)	(b) (d) (e)
Product revenues, net	$2,309.4	$2,466.0	$2,539.6	$2,502.9	$9,817.9
Revenues from anti-CD20 therapeutic programs	$329.5	$349.2	$317.6	$318.2	$1,314.5
Other revenues	$87.9	$79.0	$98.6	$50.9	$316.4
Total revenues	$2,726.8	$2,894.2	$2,955.8	$2,872.0	$11,448.8
Gross profit (1)	$2,413.8	$2,523.9	$2,538.9	$2,493.5	$9,970.1
Net income	$969.2	$1,048.4	$1,030.2	$647.9	$3,695.7
Net income attributable to Biogen Inc.	$970.9	$1,049.8	$1,032.9	$649.2	$3,702.8
Net income per share:
Basic earnings per share attributable to Biogen Inc.	$4.44	$4.79	$4.72	$3.00	$16.96
Diluted earnings per share attributable to Biogen Inc.	$4.43	$4.79	$4.71	$2.99	$16.93
Weighted-average shares used in calculating:
Basic earnings per share attributable to Biogen Inc.	218.9	219.1	218.9	216.6	218.4
Diluted earnings per share attributable to Biogen Inc.	219.3	219.4	219.4	217.0	218.8

(In millions, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
2015			(f) (g)	(a) (h)
Product revenues, net	$2,172.3	$2,198.6	$2,391.7	$2,425.9	$9,188.5
Revenues from anti-CD20 therapeutic programs	$330.6	$337.5	$337.2	$333.9	$1,339.2
Other revenues	$52.0	$55.6	$49.0	$79.5	$236.1
Total revenues	$2,555.0	$2,591.6	$2,777.9	$2,839.3	$10,763.8
Gross profit (1)	$2,242.6	$2,305.5	$2,467.9	$2,507.5	$9,523.4
Net income	$820.2	$924.8	$1,019.5	$828.7	$3,593.2
Net income attributable to Biogen Inc.	$822.5	$927.3	$965.6	$831.6	$3,547.0
Net income per share:
Basic earnings per share attributable to Biogen Inc.	$3.50	$3.94	$4.16	$3.77	$15.38
Diluted earnings per share attributable to Biogen Inc.	$3.49	$3.93	$4.15	$3.77	$15.34
Weighted-average shares used in calculating:
Basic earnings per share attributable to Biogen Inc.	235.0	235.3	232.2	220.4	230.7
Diluted earnings per share attributable to Biogen Inc.	235.6	235.7	232.6	220.8	231.2
(1) Gross profit is calculated as total revenues less cost of sales, excluding amortization of acquired intangible assets.

(a)
Net income and net income attributable to Biogen Inc., for the first quarter of 2016 and the fourth quarter of 2015, includes pre-tax restructuring charges totaling $9.7 million and $93.4 million, respectively related to the 2015 corporate restructuring program.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(b)
Net income and net income attributable to Biogen Inc. for the second, third and fourth quarters of 2016 includes pre-tax additional depreciation expense totaling $15.8 million, $15.7 million and $14.0 million, respectively, as part of our determination to cease manufacturing in our small-scale biologics manufacturing facility in Cambridge, MA as well as vacate our warehouse space in Somerville, MA. Our departure from these facilities has shortened the expected useful lives of certain leasehold improvements and other assets at these facilities.

(c)
Net income and net income attributable to Biogen Inc. for the third quarter of 2016 includes a pre-tax charge to research and development expense of $75.0 million for a license fee paid to Ionis as we exercised our option to develop and commercialize SPINRAZA.

(d)
Net income and net income attributable to Biogen Inc. for the fourth quarter of 2016 includes a pre-tax charge to research and development expense of $50.0 million for a milestone payment due to Eisai related to the initiation of a phase 3 trial for E2609.

(e)
Net income and net income attributable to Biogen Inc. for the fourth quarter of 2016 includes a pre-tax charge of $454.8 million related to the January 2017 settlement and license agreement with Forward Pharma.

(f)
Net income and net income attributable to Biogen Inc. for the third quarter of 2015 includes a pre-tax charge to research and development expense of $48.1 million recorded upon entering into the collaboration agreement with AGTC.

(g)
Net income attributable to Biogen Inc. for the third quarter of 2015 reflects the attribution of a $60.0 million charge to noncontrolling interests, net of tax, related to a milestone payment due Neurimmune upon the enrollment of the first patient in a Phase 3 trial for aducanumab.

(h)
Net income and net income attributable to Biogen Inc. for the fourth quarter of 2015 includes a pre-tax charge to research and development expense of $60.0 million recorded upon entering into the collaboration agreement with MTPC.

26.      Subsequent Events
On February 1, 2017, we completed the distribution of the issued and outstanding common stock of Bioverativ to Biogen stockholders. For additional information related to the distribution of Bioverativ, please read Note 1, Summary of Significant Accounting Policies, to these consolidated financial statements.
In connection with the distribution, we entered into a separation and distribution agreement and various other agreements (including a transition services agreement, a tax matters agreement, a manufacturing and supply agreement, an employee matters agreement, an intellectual property matters agreement and certain other commercial agreements). These agreements govern the separation and distribution and the relationship between the two companies going forward. They also provide for the performance of services by each company for the benefit of the other for a period of time (including under the manufacturing and supply agreement pursuant to which we will manufacture and supply certain products and materials to Bioverativ).

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Biogen Inc.
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, equity and cash flows present fairly, in all material respects, the financial position of Biogen Inc. and its subsidiaries at December 31, 2016 and December 31, 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting under item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
February 2, 2017

EXHIBIT INDEX

Exhibit No.	Description
2.1†
Asset Purchase Agreement among Biogen Idec International Holding Ltd., Elan Pharma International Limited and Elan Pharmaceuticals, Inc., dated as of February 5, 2013. Filed as Exhibit 2.1 to our Current Report on Form 8-K/A filed on February 12, 2013.

2.2	Separation Agreement between Biogen Inc. and Bioverativ Inc. Filed as Exhibit 2.1 to our Current Report on Form 8-K filed on February 2, 2017.
3.1	Amended and Restated Certificate of Incorporation, as amended. Filed as Exhibit 3.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.
3.2	Certificate of Amendment to the Certificate of Incorporation. Filed as Exhibit 3.1 to our Current Report on Form 8-K filed on March 27, 2015.
3.3	Third Amended and Restated Bylaws. Filed as Exhibit 3.2 to our Current Report on Form 8-K filed on March 27, 2015.
4.1	Reference is made to Exhibit 3.1 for a description of the rights, preferences and privileges of our Series A Preferred Stock and Series X Junior Participating Preferred Stock.
4.2	Indenture between Biogen Idec and The Bank of New York Trust Company, N.A. dated as of February 26, 2008. Filed as Exhibit 4.1 to our Registration Statement on Form S-3 (File No. 333-149379).
4.3	First Supplemental Indenture between Biogen Idec and The Bank of New York Trust Company, N.A. dated as of March 4, 2008. Filed as Exhibit 4.1 to our Current Report on Form 8-K filed on March 4, 2008.
4.4	Indenture, dated September 15, 2015, between Biogen Inc. and U.S. Bank National Association. Filed as Exhibit 4.1 to our Current Report on Form 8-K filed on September 16, 2015.
4.5	First Supplemental Indenture, dated September 15, 2015, between Biogen Inc. and U.S. Bank National Association. Filed as Exhibit 4.2 to our Current Report on Form 8-K filed on September 16, 2015.
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

10.6*	Biogen Idec Inc. 2008 Amended and Restated Omnibus Equity Plan. Filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.
10.7*	Form of performance unit award agreement under the Biogen Idec Inc. 2008 Omnibus Equity Plan. Filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.
10.8*	Form of market stock unit award agreement under the Biogen Idec Inc. 2008 Omnibus Equity Plan. Filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.
10.9*	Form of restricted stock unit award agreement under the Biogen Idec Inc. 2008 Omnibus Equity Plan. Filed as Exhibit 10.1 to our Current Report on Form 8-K filed on August 1, 2008.
10.10*	Form of nonqualified stock option award agreement under the Biogen Idec Inc. 2008 Omnibus Equity Plan. Filed as Exhibit 10.2 to our Current Report on Form 8-K filed on August 1, 2008.

A- 1

Exhibit No.	Description
10.11*
Form of cash-settled performance shares award agreement under the Biogen Idec Inc. 2008 Omnibus Equity Plan. Filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.

10.12*	Form of performance shares award agreement under the Biogen Idec Inc. 2008 Omnibus Equity Plan. Filed as Exhibit 10.12 to our Annual Report on Form 10-K for the year ended December 31, 2013.
10.13*	Form of market stock unit award agreement under the Biogen Idec Inc. 2008 Omnibus Equity Plan. Filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.
10.14*	Biogen Inc. 2006 Non-Employee Directors Equity Plan, as amended. Filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.
10.15*	Biogen Idec Inc. 2005 Omnibus Equity Plan. Filed as Appendix A to our Definitive Proxy Statement on Schedule 14A filed on April 15, 2005.
10.16*	Amendment No. 1 to the Biogen Idec Inc. 2005 Omnibus Equity Plan dated April 4, 2006. Filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.
10.17*	Amendment No. 2 to the Biogen Idec Inc. 2005 Omnibus Equity Plan dated February 12, 2007. Filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.
10.18*	Amendment to the Biogen Idec Inc. 2005 Omnibus Equity Plan dated April 18, 2008. Filed as Exhibit 10.7 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.
10.19*	Amendment to Biogen Idec Inc. 2005 Omnibus Equity Plan dated October 13, 2008. Filed as Exhibit 10.30 to our Annual Report on Form 10-K for the year ended December 31, 2008.
10.20*	Biogen Inc. 2015 Employee Stock Purchase Plan. Filed as Appendix A to Biogen's Definitive Proxy Statement on Schedule 14A filed on April 30, 2015.
10.21*	Biogen Idec Inc. 2008 Performance-Based Management Incentive Plan. Filed as Appendix B to Biogen Idec’s Definitive Proxy Statement on Schedule 14A filed on May 8, 2008.
10.22*	Voluntary Executive Supplemental Savings Plan, as amended and restated effective January 1, 2004. Filed as Exhibit 10.13 to our Annual Report on Form 10-K for the year ended December 31, 2003.
10.23*	Supplemental Savings Plan, as amended. Filed as Exhibit 10.23 to our Annual Report on Form 10-K for the year ended December 31, 2015.
10.24*	Voluntary Board of Directors Savings Plan, as amended. Filed as Exhibit 10.24 to our Annual Report on Form 10-K for the year ended December 31, 2015.
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

10.29*	Annual Retainer Summary for Board of Directors. Filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2014.
10.30*	Form of indemnification agreement for directors and executive officers. Filed as Exhibit 10.1 to our Current Report on Form 8-K filed on June 7, 2011.
10.31*	Employment Agreement between Biogen Idec and George A. Scangos amended as of August 23, 2013. Filed as Exhibit 10.1 to our Current Report on Form 8-K filed on August 26, 2013.
10.32*	Letter regarding employment arrangement of Paul J. Clancy dated August 17, 2007. Filed as Exhibit 10.49 to our Annual Report on Form 10-K for the year ended December 31, 2007.

A- 2

Exhibit No.	Description
10.33*	Employment Agreement between Biogen Inc. and Michel Vounatsos dated December 18, 2016. Filed as Exhibit 10.1 to our Current Report on Form 8-K filed on December 19, 2016.
10.34*	Letter regarding employment arrangement of Kenneth DiPietro dated December 12, 2011. Filed as Exhibit 10.49 to our Annual Report on Form 10-K for the year ended December 31, 2012.
10.35*	Letter regarding employment arrangement of Alfred Sandrock dated May 7, 2013. Filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.
10.36*	Letter regarding employment arrangement of Alfred Sandrock dated October 19, 2015. Filed as Exhibit 10.37 to our Annual Report on Form 10-K for the year ended December 31, 2015.
10.37*	Letter regarding employment arrangement of Susan Alexander dated December 13, 2005. Filed as Exhibit 10.58 to our Annual Report on Form 10-K for the year ended December 31, 2009.
10.38*	Letter regarding employment arrangement of Adriana Karaboutis dated August 7, 2014. Filed as Exhibit 10.44 to our Annual Report on Form 10-K for the year ended December 31, 2014.
10.39*	Letter regarding employment arrangement of John Cox dated May 19, 2016. Filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.
10.40*	Letter regarding separation arrangement of Tony Kingsley dated November 12, 2015. Filed as Exhibit 10.42 to our Annual Report on Form 10-K for the year ended December 31, 2015.
10.41
Settlement and License Agreement, dated January 17, 2017, between Biogen Swiss Manufacturing GmbH, Biogen International Holding Ltd, Forward Pharma A/S and the other parties thereto. Filed as Exhibit 10.1 to our Current Report on Form 8-K filed on February 1, 2017.

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
101++
The following materials from Biogen Inc.’s Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Equity and (vi) Notes to Consolidated Financial Statements.

^
References to “our” filings mean filings made by Biogen Inc. and filings made by IDEC Pharmaceuticals Corporation prior to the merger with Biogen, Inc. Unless otherwise indicated exhibits were previously filed with the Securities and Exchange Commission under Commission File Number 0-19311 and are incorporated herein by reference.

*	Management contract or compensatory plan or arrangement.

†	Confidential treatment has been granted or requested with respect to portions of this exhibit.

+	Filed herewith.

+	+	Furnished herewith.

A- 3