Form 10-Q
period 2017-03-31
BIOGEN INC.
filed 2017-04-25
CIK 875045

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 0-19311
BIOGEN INC.
(Exact name of registrant as specified in its charter)

Delaware	33-0112644
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
225 Binney Street, Cambridge, MA 02142
(617) 679-2000
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files):    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act (Check One):

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒
The number of shares of the issuer’s Common Stock, $0.0005 par value, outstanding as of April 21, 2017 was 212,115,203 shares.

BIOGEN INC.
FORM 10-Q — Quarterly Report
For the Quarterly Period Ended March 31, 2017

NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements that are being made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995 (the Act) with the intention of obtaining the benefits of the “Safe Harbor” provisions of the Act. These forward-looking statements may be accompanied by such words as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “potential,” “possible,” “will” and other words and terms of similar meaning. Reference is made in particular to forward-looking statements regarding:

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

•	expectations, plans and prospects relating to sales, pricing, growth and launch of our marketed and pipeline products;

•	the potential impact of increased product competition in the markets in which we compete;

•	the anticipated benefits, costs and tax treatment of the spin-off of our hemophilia business;

•	patent terms, patent term extensions, patent office actions and expected availability and period of regulatory exclusivity;

•	the costs and timing of potential clinical trials, filing and approvals, and the potential therapeutic scope of the development and commercialization of our and our collaborators’ pipeline products;

•	the drivers for growing our business, including our plans and intent to commit resources relating to business development opportunities and research and development programs;

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

•
the potential impact of healthcare reform in the United States (U.S.) and measures being taken worldwide designed to reduce healthcare costs to limit the overall level of government expenditures, including the impact of pricing actions and reduced reimbursement for our products;

•
the timing, outcome and impact of administrative, regulatory, legal and other proceedings related to our patents and other proprietary and intellectual property rights, tax audits, assessments and settlements, pricing matters, sales and promotional practices, product liability and other matters;

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

NOTE REGARDING TRADEMARKS
AVONEX®, BENEPALI®, FLIXABI®, PLEGRIDY®, RITUXAN®, SPINRAZA®, TECFIDERA®, TYSABRI® and ZINBRYTA® are registered trademarks of Biogen. FUMADERMTM is a trademark of Biogen. ALPROLIX®, ELOCTATE®, ENBREL®, FAMPYRATM, GAZYVA®, OCREVUS®, REMICADE® and other trademarks referenced in this report are the property of their respective owners.

PART I FINANCIAL INFORMATION

BIOGEN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited, in millions, except per share amounts)

	For the Three Months Ended March 31,
	2017	2016
Revenues:
Product, net	$2,380.1	$2,309.4
Revenues from anti-CD20 therapeutic programs	340.6	329.5
Other	90.0	87.9
Total revenues	2,810.7	2,726.8
Cost and expenses:
Cost of sales, excluding amortization of acquired intangible assets	384.6	313.0
Research and development	423.4	437.3
Selling, general and administrative	499.1	497.3
Amortization of acquired intangible assets	448.5	88.8
Collaboration profit (loss) sharing	20.8	—
(Gain) loss on fair value remeasurement of contingent consideration	10.0	2.3
Restructuring charges	—	9.7
Total cost and expenses	1,786.4	1,348.4
Income from operations	1,024.3	1,378.4
Other income (expense), net	(37.6)	(52.8)
Income before income tax expense and equity in loss of investee, net of tax	986.7	1,325.6
Income tax expense	239.2	356.4
Equity in loss of investee, net of tax	—	—
Net income	747.5	969.2
Net income (loss) attributable to noncontrolling interests, net of tax	(0.1)	(1.7)
Net income attributable to Biogen Inc.	$747.6	$970.9
Net income per share:
Basic earnings per share attributable to Biogen Inc.	$3.47	$4.44
Diluted earnings per share attributable to Biogen Inc.	$3.46	$4.43
Weighted-average shares used in calculating:
Basic earnings per share attributable to Biogen Inc.	215.6	218.9
Diluted earnings per share attributable to Biogen Inc.	215.9	219.3

See accompanying notes to these unaudited condensed consolidated financial statements.

BIOGEN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in millions)

	For the Three Months Ended March 31,
	2017	2016
Net income attributable to Biogen Inc.	$747.6	$970.9
Other comprehensive income:
Unrealized gains (losses) on securities available for sale, net of tax	(1.6)	2.5
Unrealized gains (losses) on cash flow hedges, net of tax	(23.8)	(47.6)
Unrealized gains (losses) on pension benefit obligation, net of tax	0.1	0.2
Currency translation adjustment	20.0	9.6
Total other comprehensive income (loss), net of tax	(5.3)	(35.3)
Comprehensive income attributable to Biogen Inc.	742.3	935.6
Comprehensive income (loss) attributable to noncontrolling interests, net of tax	(0.1)	(1.7)
Comprehensive income	$742.2	$933.9

See accompanying notes to these unaudited condensed consolidated financial statements.

BIOGEN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in millions, except per share amounts)

	As of March 31, 2017	As of December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$924.0	$2,326.5
Marketable securities	1,956.2	2,568.6
Accounts receivable, net	1,501.5	1,441.6
Due from anti-CD20 therapeutic programs	324.5	300.6
Inventory	921.6	1,001.6
Other current assets	1,231.9	1,093.3
Total current assets	6,859.7	8,732.2
Marketable securities	2,825.2	2,829.4
Property, plant and equipment, net	2,610.9	2,501.8
Intangible assets, net	4,103.9	3,808.3
Goodwill	3,611.7	3,669.3
Investments and other assets	1,184.5	1,335.8
Total assets	$21,195.9	$22,876.8
LIABILITIES AND EQUITY
Current liabilities:
Current portion of notes payable and other financing arrangements	$561.5	$4.7
Taxes payable	70.0	231.9
Accounts payable	316.4	279.8
Accrued expenses and other	2,044.6	2,903.5
Total current liabilities	2,992.5	3,419.9
Notes payable and other financing arrangements	5,952.7	6,512.7
Deferred tax liability	94.5	93.1
Other long-term liabilities	688.8	722.5
Total liabilities	9,728.5	10,748.2
Commitments and contingencies
Equity:
Biogen Inc. shareholders’ equity
Preferred stock, par value $0.001 per share	—	—
Common stock, par value $0.0005 per share	0.1	0.1
Additional paid-in capital	—	—
Accumulated other comprehensive loss	(325.2)	(319.9)
Retained earnings	14,781.2	15,071.6
Treasury stock, at cost	(2,977.1)	(2,611.7)
Total Biogen Inc. shareholders’ equity	11,479.0	12,140.1
Noncontrolling interests	(11.6)	(11.5)
Total equity	11,467.4	12,128.6
Total liabilities and equity	$21,195.9	$22,876.8

See accompanying notes to these unaudited condensed consolidated financial statements.

BIOGEN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in millions)

	For the Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net income	$747.5	$969.2
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	512.0	149.7
Share-based compensation	37.0	45.3
Deferred income taxes	76.1	8.9
Other	18.1	(11.9)
Changes in operating assets and liabilities, net:
Accounts receivable	(195.7)	(160.0)
Inventory	(46.2)	(88.6)
Accrued expenses and other current liabilities	(684.2)	(136.7)
Income tax assets and liabilities	(195.1)	276.8
Other changes in operating assets and liabilities, net	(34.3)	(36.9)
Net cash flows provided by operating activities	235.2	1,015.8
Cash flows from investing activities:
Proceeds from sales and maturities of marketable securities	1,884.3	1,181.1
Purchases of marketable securities	(1,256.7)	(1,914.4)
Contingent consideration related to Fumapharm AG acquisition	(300.0)	(300.0)
Purchases of property, plant and equipment	(210.0)	(126.9)
Acquisitions of intangible assets	(855.2)	(28.6)
Other	(6.6)	(14.4)
Net cash flows used in investing activities	(744.2)	(1,203.2)
Cash flows from financing activities:
Purchases of treasury stock	(583.6)	—
Payments related to issuance of stock for share-based compensation arrangements, net	(25.5)	(29.6)
Net cash contribution to Bioverativ	(302.7)	—
Other	10.4	24.6
Net cash flows used in financing activities	(901.4)	(5.0)
Net decrease in cash and cash equivalents	(1,410.4)	(192.4)
Effect of exchange rate changes on cash and cash equivalents	7.9	15.1
Cash and cash equivalents, beginning of the period	2,326.5	1,308.0
Cash and cash equivalents, end of the period	$924.0	$1,130.7

See accompanying notes to these unaudited condensed consolidated financial statements.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.    Summary of Significant Accounting Policies
Business Overview
Biogen is a global biopharmaceutical company focused on discovering, developing, manufacturing and delivering therapies to people living with serious neurological and neurodegenerative diseases.
Our marketed products include TECFIDERA, AVONEX, PLEGRIDY, TYSABRI, ZINBRYTA and FAMPYRA for multiple sclerosis (MS), SPINRAZA for the treatment of spinal muscular atrophy (SMA) and FUMADERM for the treatment of severe plaque psoriasis. We also have certain business and financial rights with respect to RITUXAN for the treatment of non-Hodgkin's lymphoma, chronic lymphocytic leukemia (CLL) and other conditions, GAZYVA indicated for the treatment of CLL and follicular lymphoma, OCREVUS indicated for the treatment of primary progressive MS (PPMS) and relapsing MS (RMS), and other potential anti-CD20 therapies under a collaboration agreement with Genentech, Inc. (Genentech), a wholly-owned member of the Roche Group.
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
Our innovative drug development and commercialization activities are complemented by our biosimilar therapies that expand access to medicines and reduce the cost burden for healthcare systems. We are leveraging our manufacturing capabilities and know-how to develop, manufacture and market biosimilars through Samsung Bioepis, our joint venture with Samsung BioLogics Co. Ltd. (Samsung Biologics). Under our commercial agreement, we market and sell BENEPALI, an etanercept biosimilar referencing ENBREL, and FLIXABI, an infliximab biosimilar referencing REMICADE, in the European Union (E.U.).
Hemophilia Spin-Off
On February 1, 2017, we completed the spin-off of our hemophilia business, Bioverativ Inc. (Bioverativ), as an independent, publicly traded company. Our consolidated results of operations and financial position included in these unaudited condensed consolidated financial statements reflect the financial results of our hemophilia business for all periods through January 31, 2017.
For additional information related to the spin-off of our hemophilia business, please read Note 2, Hemophilia Spin-Off, to these condensed consolidated financial statements.
Basis of Presentation
In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of our financial statements for interim periods in accordance with accounting principles generally accepted in the United States (U.S. GAAP). The information included in this quarterly report on Form 10-Q should be read in conjunction with our consolidated financial statements and the accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2016 (2016 Form 10-K). Our accounting policies are described in the “Notes to Consolidated Financial Statements” in our 2016 Form 10-K and updated, as necessary, in this Form 10-Q. The year-end condensed consolidated balance sheet data presented for comparative purposes was derived from our audited financial statements, but does not include all disclosures required by U.S. GAAP. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.
We operate as one operating segment, which is focused on discovering, developing, manufacturing and delivering therapies to people living with serious neurological and neurodegenerative diseases.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

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
In May 2014 the FASB issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes all existing revenue recognition requirements, including most industry-specific guidance. The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. The FASB has subsequently issued amendments to ASU No. 2014-09 that have the same effective date and transition date of January 1, 2018. We expect to adopt these standards using the modified retrospective method and continue to evaluate the potential impact that this standard may have on our financial position, results of operations and disclosures.
During 2016 the FASB issued the following new standards, which we adopted on January 1, 2017:

•	ASU No. 2016-06, Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments.

•	ASU No. 2016-07, Investments - Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting.

•	ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.
The adoption of these standards did not have a material impact on our financial position, results of operations or statement of cash flows; however, the adoption of ASU No. 2016-09 resulted in the reclassification of certain prior year amounts in our condensed consolidated statements of cash flows to conform to our current year presentation. Specifically, amounts previously disclosed in net cash flows used in financing activities related to our excess tax benefit from share-based compensation have been reclassified to net cash flows provided by operating activities and amounts related to cash paid when withholding shares for tax withholding purposes, previously disclosed in net cash flows provided by operating activities, have been reclassified to net cash flows used in financing activities.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

For additional information related to these standards, please read Note 1, Summary of Significant Accounting Policies: New Accounting Pronouncements, to our consolidated financial statements included in our 2016 Form 10-K.
In January 2016 the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The new standard amends certain aspects of accounting and disclosure requirements of financial instruments, including the requirement that equity investments with readily determinable fair values be measured at fair value with changes in fair value recognized in a company's results of operations. The new standard does not apply to investments accounted for under the equity method of accounting or those that result in consolidation of the investee. Equity investments that do not have readily determinable fair values may be measured at fair value or at cost minus impairment adjusted for changes in observable prices. A financial liability that is measured at fair value in accordance with the fair value option is required to be presented separately in other comprehensive income for the portion of the total change in the fair value resulting from change in the instrument-specific credit risk. In addition, a valuation allowance should be evaluated on deferred tax assets related to available-for-sale debt securities in combination with other deferred tax assets. The new standard will be effective for us on January 1, 2018. Based on our current investment holdings, the adoption of this standard is not expected to have a material impact on our financial position or results of operations; however, it will result in the reclassification of certain investments.
In February 2016 the FASB issued ASU No. 2016-02, Leases (Topic 842). The new standard requires that all lessees recognize the assets and liabilities that arise from leases on their balance sheet and disclose qualitative and quantitative information about their leasing arrangements. The new standard will be effective for us on January 1, 2019. We are currently evaluating the impact that this standard may have on our results of operations, financial position and disclosures. As of March 31, 2017, the adoption of this standard is not expected to have a material impact on our net financial position, but may materially impact the reported amount of total assets and total liabilities.
In June 2016 the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The new standard changes the impairment model for most financial assets and certain other instruments. Under the new standard, entities holding financial assets and net investment in leases that are not accounted for at fair value through net income are to be presented at the net amount expected to be collected. An allowance for credit losses will be a valuation account that will be deducted from the amortized cost basis of the financial asset to present the net carrying value at the amount expected to be collected on the financial asset. The new standard will be effective for us on January 1, 2020. The adoption of this standard is not expected to have a material impact on our financial position or results of operations.
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
In October 2016 the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfer of Assets Other Than Inventory. This new standard eliminates the deferral of the tax effects of intra-entity transfers of an asset other than inventory. Under the new standard, entities should recognize the income tax consequences on an intra-entity transfer of an asset other than inventory when the transfer occurs. This new standard will be effective for us on January 1, 2018 and will be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The adoption of this standard is expected to have a material impact on our net financial position; however, the final effect of the adoption of this standard will depend on the nature and amount of future transactions.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

In January 2017 the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. This new standard clarifies the definition of a business and provides a screen to determine when an integrated set of assets and activities is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This new standard will be effective for us on January 1, 2018; however, we have adopted this standard as of January 1, 2017, with prospective application to any business development transaction.
In January 2017 the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test of Goodwill Impairment. This new standard simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. This new standard will be effective for us on January 1, 2020; however, early adoption is permitted. The adoption of this standard is not expected to have a material impact on our financial position or results of operations.
In March 2017 the FASB issued ASU No. 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This new standard will require that an employer disaggregate the service cost component from the other components of net benefit cost. The amendments also provide explicit guidance on how to present the service cost component and the other components of net benefit cost in the income statement and allow only the service cost component of net benefit cost to be eligible for capitalization. The other components of the net periodic benefit cost must be presented separately from the line items that include service cost and outside of any subtotal of operating income on the condensed consolidated statements of income. The new standard will be effective for us on January 1, 2018. The adoption of this standard is not expected to have a material impact on our financial position or results of operations.
In March 2017 the FASB issued ASU No. 2017-08, Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities. This new standard amends the amortization period for certain purchased callable debt securities held at a premium by shortening the amortization period for the premium to the earliest call date. The new standard will be effective for us on January 1, 2019. We are currently evaluating the potential impact that this standard may have on our financial position and results of operations.
2.    Hemophilia Spin-Off
On February 1, 2017, we completed the spin-off of our hemophilia business, Bioverativ, as an independent, publicly traded company trading under the symbol "BIVV" on the Nasdaq Global Select Market. The spin-off was accomplished through the distribution of all the then outstanding shares of common stock of Bioverativ to Biogen shareholders, who received one share of Bioverativ common stock for every two shares of Biogen common stock. The separation and distribution was structured to be tax-free for shareholders for federal income tax purposes. Bioverativ assumed all of our rights and obligations under our collaboration agreement with Swedish Orphan Biovitrum AB and our collaboration and license agreement with Sangamo Biosciences Inc.
In connection with the distribution, Biogen and Bioverativ entered into a separation agreement and various other agreements (including a transition services agreement, a tax matters agreement, a manufacturing and supply agreement, an employee matters agreement, an intellectual property matters agreement and certain other commercial agreements). These agreements govern the separation and distribution and the relationship between the two companies going forward. They also provide for the performance of services by each company for the benefit of the other for a period of time. In addition, under the terms of the separation agreement, Bioverativ is obligated to indemnify us for many liabilities that may exist relating to its business activities, whether incurred prior to or after the distribution, including any pending or future litigation.
The services under these agreements generally commenced on February 1, 2017 (the distribution date) and are expected to terminate within 12 months of the distribution date, with the exception of the manufacturing and supply agreement which has an initial term of five years, with a five year extension at Bioverativ's sole discretion and a further five year extension with Bioverativ and our consent.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

In connection with the distribution we made a net cash contribution to Bioverativ, during the first quarter of 2017, totalling $302.7 million. The following table summarizes the assets and liabilities that were charged against equity as a result of the spin-off of our hemophilia business:

(In millions)
Assets
Cash	$302.7
Accounts receivable	144.7
Inventory	116.1
Property, plant and equipment, net	20.2
Intangible assets, net	56.8
Goodwill	314.1
Other, net	53.7
Assets transferred, net	$1,008.3

Liabilities
Accrued expenses and other current liabilities	$87.8
Other long-term liabilities	67.7
Liabilities transferred, net	$155.5
Under the manufacturing and supply agreement, we manufacture and supply certain products and materials to Bioverativ. During the first quarter of 2017, we recognized $3.1 million in revenues in relation to these services which is reflected as a component of other revenues in our condensed consolidated statements of income. We also recorded $2.9 million as cost of sales in relation to these services during the first quarter of 2017.
Pursuant to the terms of our agreements with Bioverativ, upon completion of the spin-off, we have continued to distribute ALPROLIX and ELOCTATE on behalf of Bioverativ and expect to do so until Bioverativ obtains appropriate regulatory authorizations in certain countries, including the United States (U.S.) and Canada. Under this arrangement, we are distributing these products as an agent of Bioverativ and will also provide related cash management services in connection with sales transactions, including the collection of receivables and the remittance of applicable discounts and allowances. Our consolidated financial position and results of operations do not reflect recognition of activity or balances related to these transactions.
Amounts earned under the non-manufacturing and supply related transaction service agreements are recorded as a reduction of costs and expenses in their respective expense line items, primarily in selling, general and administrative expenses, in our condensed consolidated statements of income. In the first quarter of 2017 these amounts were not significant.
Hemophilia related product revenues reflected in our condensed consolidated statements of income for the three months ended March 31, 2017 and 2016 totaled $74.4 million and $182.7 million, respectively. Results for the three months ended March 31, 2017, only reflect hemophilia-related product revenues through January 31, 2017.
Patents
Prior to the spin-off of our hemophilia business, we were awarded various methods of treatment and composition of matter patents related to ELOCTATE and ALPROLIX. Upon completion of the spin-off, these patents were transferred to the patent portfolio of Bioverativ.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

3.    Reserves for Discounts and Allowances
An analysis of the change in reserves for discounts and allowances is summarized as follows:

(In millions)	Discounts	Contractual Adjustments	Returns	Total
Balance, as of December 31, 2016	$71.6	$482.7	$51.2	$605.5
Current provisions relating to sales in current year	131.3	568.2	7.6	707.1
Adjustments relating to prior years	0.7	0.8	(6.3)	(4.8)
Payments/credits relating to sales in current year	(62.3)	(231.7)	—	(294.0)
Payments/credits relating to sales in prior years	(64.4)	(267.5)	(5.4)	(337.3)
Balance, as of March 31, 2017	$76.9	$552.5	$47.1	$676.5
The total reserves above, included in our condensed consolidated balance sheets, are summarized as follows:

(In millions)	As of March 31, 2017	As of December 31, 2016
Reduction of accounts receivable	$171.2	$166.9
Component of accrued expenses and other	505.3	438.6
Total reserves	$676.5	$605.5
4.    Inventory
The components of inventory are summarized as follows:

(In millions)	As of March 31, 2017	As of December 31, 2016
Raw materials	$158.2	$170.4
Work in process	644.4	698.7
Finished goods	156.8	170.3
Total inventory	$959.4	$1,039.4

Balance Sheet Classification:
Inventory	$921.6	$1,001.6
Investments and other assets	37.8	37.8
Total inventory	$959.4	$1,039.4
Long-term inventory, which primarily consists of work in process, is included in investments and other assets in our condensed consolidated balance sheets.
Balances in the table above as of March 31, 2017, also reflect the elimination of certain amounts transferred to Bioverativ in connection with the completion of the spin-off of our hemophilia business. Balances transferred to Bioverativ were related to work in process and finished goods inventory, totaled $84.5 million and $31.6 million, respectively.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

5.    Intangible Assets and Goodwill
Intangible Assets
Intangible assets, net of accumulated amortization, impairment charges and adjustments, are summarized as follows:

		As of March 31, 2017			As of December 31, 2016
(In millions)	Estimated Life	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Out-licensed patents	13-23 years	$543.3	$(526.6)	$16.7	$543.3	$(523.6)	$19.7
Developed technology	15-23 years	3,005.3	(2,648.1)	357.2	3,005.3	(2,634.3)	371.0
In-process research and development	Indefinite until commercialization	653.7	—	653.7	648.0	—	648.0
Trademarks and tradenames	Indefinite	64.0	—	64.0	64.0	—	64.0
Acquired and in-licensed rights and patents	4-18 years	3,887.1	(874.8)	3,012.3	3,481.7	(776.1)	2,705.6
Total intangible assets		$8,153.4	$(4,049.5)	$4,103.9	$7,742.3	$(3,934.0)	$3,808.3
For the three months ended March 31, 2017, amortization of acquired intangible assets totaled $448.5 million, as compared to $88.8 million in the prior year comparative period. Amortization of acquired intangible assets for the three months ended March 31, 2017, includes $353.6 million of impairment and amortization charges related to our U.S. and rest of world licenses to Forward Pharma's intellectual property related to TECFIDERA, as further discussed below. In-process research and development balances include adjustments related to foreign currency exchange rate fluctuations.
Balances in the table above as of March 31, 2017 also reflect the elimination of certain amounts transferred to Bioverativ in connection with the completion of the spin-off of our hemophilia business. For additional information relating to the spin-off of our hemophilia business, please read Note 2, Hemophilia Spin-Off, to these condensed consolidated financial statements.
Developed Technology
Developed technology primarily relates to our AVONEX product, which was recorded in connection with the merger of Biogen, Inc. and IDEC Pharmaceuticals Corporation in 2003. The net book value of this asset as of March 31, 2017 was $349.8 million.
Acquired and In-licensed Rights and Patents
Acquired and in-licensed rights and patents primarily relate to our acquisition of all remaining rights to TYSABRI from Elan Corporation plc. The net book value of this asset as of March 31, 2017 was $2,418.6 million.
In January 2017 we entered into a settlement and license agreement among Biogen Swiss Manufacturing GmbH, Biogen International Holding Ltd., Forward Pharma A/S (Forward Pharma) and certain related parties, which was effective as of February 1, 2017. Pursuant to the agreement, we obtained U.S. and rest of world licenses to Forward Pharma's intellectual property, including Forward Pharma's intellectual property related to TECFIDERA. In exchange, we agreed to pay Forward Pharma $1.25 billion in cash. During the fourth quarter of 2016, we recognized a pre-tax charge of $454.8 million related to this agreement, representing the fair value of our license to Forward Pharma’s intellectual property for the period April 2014, when we started selling TECFIDERA, through December 31, 2016. For additional information related to this agreement, please read Note 21, Commitments and Contingencies, to our consolidated financial statements included in our 2016 Form 10-K.
We paid the $1.25 billion in February 2017 and recognized an intangible asset of $795.2 million. The asset represented the fair value of the U.S. and rest of world licenses to Forward Pharma’s intellectual property related to TECFIDERA revenues for the period January 2017, the month in which we entered into the agreement, through December 2020, the last month before royalty payments could first commence pursuant to the agreement.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

We have two intellectual property disputes with Forward Pharma, one in the U.S. and one in the E.U., concerning intellectual property related to TECFIDERA. On March 31, 2017, the U.S. intellectual property dispute was decided in our favor. Forward Pharma has announced that it intends to appeal this decision. For additional information related to these disputes, please read Note 18, Litigation, to these condensed consolidated financial statements.
As we prevailed in the U.S. proceeding in March 2017, we evaluated the recoverability of the U.S. asset acquired from Forward Pharma and recorded an impairment charge to adjust the carrying value of the acquired U.S. asset to fair value reflecting the impact of the developments in the U.S. legal dispute. We also continued to amortize the remaining net book value of the U.S. and rest of world intangible assets in our condensed consolidated statements of income utilizing an economic consumption model.
Estimated Future Amortization of Intangible Assets
Our amortization expense is based on the economic consumption of intangible assets. Our most significant intangible assets are related to our AVONEX and TYSABRI products. Annually, during our long-range planning cycle, we perform an analysis of anticipated lifetime revenues of AVONEX and TYSABRI. This analysis is also updated whenever we determine events or changes in circumstances would significantly affect the anticipated lifetime revenues of either product. Our most recent long range planning cycle was completed in the third quarter of 2016.
Based upon the above, the estimated future amortization of acquired intangible assets is expected to be as follows:

(In millions)	As of March 31, 2017
2017 (remaining nine months)	$346.5
2018	425.5
2019	412.4
2020	378.5
2021	239.2
2022	216.7
Goodwill
The following table provides a roll forward of the changes in our goodwill balance:

(In millions)	As of March 31, 2017
Goodwill, beginning of period	$3,669.3
Elimination of goodwill allocated to our hemophilia business	(314.1)
Increase to goodwill	254.7
Other	1.8
Goodwill, end of period	$3,611.7
The elimination of goodwill represents an allocation based upon the relative enterprise fair value of the hemophilia business as of the distribution date. For additional information relating to the spin-off of our hemophilia business, please read Note 2, Hemophilia Spin-Off, to these condensed consolidated financial statements.
The increase in goodwill during the three months ended March 31, 2017 was related to $300.0 million in contingent milestones achieved (exclusive of $45.3 million in tax benefits) and payable to the former shareholders of Fumapharm AG or holders of their rights. Other includes changes in foreign currency exchange rates. For additional information related to future contingent payments to the former shareholders of Fumapharm AG or holders of their rights, please read Note 21, Commitments and Contingencies, to our consolidated financial statements included in our 2016 Form 10-K.
As of March 31, 2017, we had no accumulated impairment losses related to goodwill.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

6.    Fair Value Measurements
The tables below present information about our assets and liabilities that are regularly measured and carried at fair value and indicate the level within the fair value hierarchy of the valuation techniques we utilized to determine such fair value:

As of March 31, 2017 (In millions)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$645.1	$—	$645.1	$—
Marketable debt securities:
Corporate debt securities	2,500.7	—	2,500.7	—
Government securities	1,738.2	—	1,738.2	—
Mortgage and other asset backed securities	542.5	—	542.5	—
Marketable equity securities	18.7	18.7	—	—
Derivative contracts	44.5	—	44.5	—
Plan assets for deferred compensation	31.0	—	31.0	—
Total	$5,520.7	$18.7	$5,502.0	$—
Liabilities:
Derivative contracts	$13.6	$—	$13.6	$—
Contingent consideration obligations	470.9	—	—	470.9
Total	$484.5	$—	$13.6	$470.9

As of December 31, 2016 (In millions)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$2,039.6	$—	$2,039.6	$—
Marketable debt securities:
Corporate debt securities	2,663.8	—	2,663.8	—
Government securities	2,172.5	—	2,172.5	—
Mortgage and other asset backed securities	561.7	—	561.7	—
Marketable equity securities	24.9	24.9	—	—
Derivative contracts	61.0	—	61.0	—
Plan assets for deferred compensation	34.5	—	34.5	—
Total	$7,558.0	$24.9	$7,533.1	$—
Liabilities:
Derivative contracts	$13.6	$—	$13.6	$—
Contingent consideration obligations	467.6	—	—	467.6
Total	$481.2	$—	$13.6	$467.6
There have been no material impairments of our assets measured and carried at fair value during the three months ended March 31, 2017. In addition, there were no changes in valuation techniques or inputs utilized or transfers between fair value measurement levels during the three months ended March 31, 2017. The fair values of Level 2 instruments classified as cash equivalents and marketable debt securities were determined through third party pricing services. For a description of our validation procedures related to prices provided by third party pricing services, please read Note 1, Summary of Significant Accounting Policies: Fair Value Measurements, to our consolidated financial statements included in our 2016 Form 10-K.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

Debt Instruments
The fair and carrying values of our debt instruments, which are Level 2 liabilities, are summarized as follows:

	As of March 31, 2017		As of December 31, 2016
(In millions)	Fair Value	Carrying Value	Fair Value	Carrying Value
Notes payable to Fumedica AG	$6.3	$6.3	$6.1	$6.0
6.875% Senior Notes due March 1, 2018	575.7	556.7	583.7	558.5
2.900% Senior Notes due September 15, 2020	1,528.1	1,483.2	1,521.5	1,485.3
3.625% Senior Notes due September 15, 2022	1,032.4	993.5	1,026.6	993.2
4.050% Senior Notes due September 15, 2025	1,812.9	1,735.2	1,796.0	1,734.8
5.200% Senior Notes due September 15, 2045	1,890.0	1,721.6	1,874.5	1,721.5
Total	$6,845.4	$6,496.5	$6,808.4	$6,499.3
The fair value of our notes payable to Fumedica AG was estimated using market observable inputs, including current interest and foreign currency exchange rates. The fair values of each of our series of Senior Notes were determined through market, observable and corroborated sources. For additional information related to our debt instruments, please read Note 11, Indebtedness, to our consolidated financial statements included in our 2016 Form 10-K.
Contingent Consideration Obligations
The following table provides a roll forward of the fair values of our contingent consideration obligations that includes Level 3 measurements:

	For the Three Months Ended March 31,
(In millions)	2017	2016
Fair value, beginning of period	$467.6	$506.0
Additions	—	—
Changes in fair value	10.0	2.3
Payments	(6.7)	—
Fair value, end of period	$470.9	$508.3
As of March 31, 2017 and December 31, 2016, approximately $254.1 million and $246.8 million, respectively, of our contingent consideration obligations valued using Level 3 measurements were reflected as components of other long-term liabilities in our condensed consolidated balance sheets with the remaining balances reflected as a component of accrued expenses and other.
7.    Financial Instruments
The following table summarizes our financial assets with maturities of less than 90 days from the date of purchase included in cash and cash equivalents on the accompanying condensed consolidated balance sheets:

(In millions)	As of March 31, 2017	As of December 31, 2016
Commercial paper	$71.9	$31.0
Money market funds	519.2	741.7
Short-term debt securities	54.0	1,266.9
Total	$645.1	$2,039.6
The carrying values of our commercial paper, including accrued interest, money market funds and short-term debt securities approximate fair value due to their short-term maturities.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

The following tables summarize our marketable debt and equity securities, classified as available-for-sale:

As of March 31, 2017 (In millions)	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost
Corporate debt securities
Current	$1,288.5	$0.1	$(0.8)	$1,289.2
Non-current	1,212.2	2.1	(3.3)	1,213.4
Government securities
Current	664.4	0.2	(0.4)	664.6
Non-current	1,073.8	0.8	(3.0)	1,076.0
Mortgage and other asset backed securities
Current	3.3	—	—	3.3
Non-current	539.2	1.1	(1.4)	539.5
Total marketable debt securities	$4,781.4	$4.3	$(8.9)	$4,786.0
Marketable equity securities, non-current	$18.7	$—	$(14.9)	$33.6

As of December 31, 2016 (In millions)	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost
Corporate debt securities
Current	$1,408.6	$0.2	$(0.6)	$1,409.0
Non-current	1,255.2	1.2	(4.7)	1,258.7
Government securities
Current	1,156.0	0.2	(0.3)	1,156.1
Non-current	1,016.5	0.5	(3.4)	1,019.4
Mortgage and other asset backed securities
Current	4.0	—	—	4.0
Non-current	557.7	0.8	(2.2)	559.1
Total marketable debt securities	$5,398.0	$2.9	$(11.2)	$5,406.3
Marketable equity securities, non-current	$24.9	$0.7	$(9.3)	$33.5
Summary of Contractual Maturities: Available-for-Sale Securities
The estimated fair value and amortized cost of our marketable debt securities available-for-sale by contractual maturity are summarized as follows:

	As of March 31, 2017		As of December 31, 2016
(In millions)	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost
Due in one year or less	$1,956.2	$1,957.1	$2,568.6	$2,569.1
Due after one year through five years	2,561.9	2,565.4	2,552.6	2,559.7
Due after five years	263.3	263.5	276.8	277.5
Total available-for-sale securities	$4,781.4	$4,786.0	$5,398.0	$5,406.3
The average maturity of our marketable debt securities available-for-sale as of March 31, 2017 and December 31, 2016 was approximately 17 months and 12 months, respectively.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

Proceeds from Marketable Debt Securities
The proceeds from maturities and sales of marketable debt securities and resulting realized gains and losses are summarized as follows:

	For the Three Months Ended March 31,
(In millions)	2017	2016
Proceeds from maturities and sales	$1,884.3	$1,181.1
Realized gains	$1.2	$0.4
Realized losses	$(1.9)	$(0.4)
Strategic Investments
As of March 31, 2017 and December 31, 2016, our strategic investment portfolio was comprised of investments totaling $99.5 million and $99.9 million, respectively, which are included in investments and other assets in our condensed consolidated balance sheets. Our strategic investment portfolio includes investments in equity securities of certain biotechnology companies and investments in venture capital funds where the underlying investments are in equity securities of biotechnology companies.
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
Foreign currency forward contracts in effect as of March 31, 2017 and December 31, 2016, had durations of 1 to 18 months. These contracts have been designated as cash flow hedges, and, accordingly, to the extent effective, any unrealized gains or losses on these foreign currency forward contracts are reported in accumulated other comprehensive income (loss) (referred to as AOCI in the tables below). Realized gains and losses for the effective portion of such contracts are recognized in revenue when the sale of product in the currency being hedged is recognized and in operating expenses when the expense in the currency being hedged is recorded. To the extent ineffective, hedge transaction gains and losses are reported in other income (expense), net.
The notional value of foreign currency forward contracts that were entered into to hedge forecasted revenues and operating expenses is summarized as follows:

	Notional Amount
Foreign Currency: (In millions)	As of March 31, 2017	As of December 31, 2016
Euro	$1,215.7	$871.7
British pound	113.1	—
Canadian dollar	59.6	—
Swiss franc	58.2	—
Total foreign currency forward contracts	$1,446.6	$871.7
The portion of the fair value of these foreign currency forward contracts that was included in accumulated other comprehensive income (loss) in total equity reflected net gains of $26.0 million and $49.8 million as of March 31, 2017 and December 31, 2016, respectively. We expect all contracts outstanding as of March 31, 2017, to be settled over the next 18 months and any amounts in accumulated other comprehensive income (loss) to be reported as an adjustment to revenue or operating expense. We consider the impact of our and our counterparties’ credit risk on the fair value of the contracts as well as the ability of each party to execute its contractual obligations. As of March 31, 2017 and December 31, 2016, credit risk did not change the fair value of our foreign currency forward contracts.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

The following tables summarize the effect of foreign currency forward contracts designated as hedging instruments on our condensed consolidated statements of income:

For the Three Months Ended March 31,
Net Gains/(Losses) Reclassified from AOCI into Operating Income (Effective Portion)			Net Gains/(Losses) Recognized into Net Income (Ineffective Portion)
Location	2017	2016	Location	2017	2016
Revenue	$6.7	$8.8	Other income (expense)	$4.0	$1.9
Operating expenses	$(0.1)	$(0.1)	Other income (expense)	$(0.2)	$(0.3)
Interest Rate Contracts - Hedging Instruments
We have entered into interest rate swap contracts on certain borrowing transactions to manage our exposure to interest rate changes.
In connection with the issuance of our 2.90% Senior Notes, we entered into interest rate swaps with an aggregate notional amount of $675.0 million, which expire on September 15, 2020. The interest rate swap contracts are designated as hedges of the fair value changes in the 2.90% Senior Notes attributable to changes in interest rates. Since the specific terms and notional amount of the swaps match the debt being hedged, it is assumed to be a highly effective hedge and all changes in the fair value of the swaps are recorded as a component of our 2.90% Senior Notes with no net impact recorded in income. Any net interest payments made or received on the interest rate swap contracts are recognized as a component of interest expense in our condensed consolidated statements of income.
Foreign Currency Forward Contracts - Other Derivatives
We also enter into other foreign currency forward contracts, usually with durations of one month or less, to mitigate the foreign currency risk related to certain balance sheet positions. We have not elected hedge accounting for these transactions.
The aggregate notional amount of these outstanding foreign currency contracts was $332.9 million and $902.1 million as of March 31, 2017 and December 31, 2016, respectively. A net gain of $1.6 million related to these contracts was recognized as a component of other income (expense), net for the three months ended March 31, 2017, as compared to a net gain of $2.4 million in the prior year comparative period.

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
The following table summarizes the fair value and presentation in our condensed consolidated balance sheets of our outstanding derivatives including those designated as hedging instruments:

		Fair Value
(In millions)	Balance Sheet Location	As of March 31, 2017
Hedging Instruments:
Asset derivatives	Other current assets	$38.3
	Investments and other assets	$3.3
Liability derivatives	Accrued expenses and other	$4.2
	Other long-term liabilities	$7.7
Other Derivatives:
Asset derivatives	Other current assets	$2.9
Liability derivatives	Accrued expenses and other	$1.7

		Fair Value
(In millions)	Balance Sheet Location	As of December 31, 2016
Hedging Instruments:
Asset derivatives	Other current assets	$50.4
	Investments and other assets	$6.6
Liability derivatives	Other long-term liabilities	$4.6
Other Derivatives:
Asset derivatives	Other current assets	$4.0
Liability derivatives	Accrued expenses and other	$9.0
9.    Property, Plant and Equipment
Property, plant and equipment are recorded at historical cost, net of accumulated depreciation. Accumulated depreciation on property, plant and equipment was $1,438.1 million and $1,439.3 million as of March 31, 2017 and December 31, 2016, respectively.
Solothurn, Switzerland Facility
During the first quarter of 2016 we purchased land in Solothurn, Switzerland for 64.4 million Swiss Francs (approximately $62.5 million), where we are building a biologics manufacturing facility over the next several years. As of March 31, 2017 and December 31, 2016, we had $609.8 million and $481.5 million, respectively, capitalized as construction in progress related to the construction of this facility. As of March 31, 2017, we had contractual commitments of approximately $216.0 million for the construction of this facility.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

10.    Equity
Total equity as of March 31, 2017 decreased $661.2 million compared to December 31, 2016. This decrease was primarily driven by an adjustment to retained earnings of $852.8 million reflecting the spin-off of our hemophilia business, as described in Note 2, Hemophilia Spin-Off, to these condensed consolidated financial statements and share repurchases of $583.6 million, as described below. These decrease were partially offset by net income attributable to Biogen Inc. of $747.6 million.
Share Repurchases
In July 2016 our Board of Directors authorized a program to repurchase up to $5.0 billion of our common stock (2016 Share Repurchase Program). This authorization does not have an expiration date. All share repurchases under this authorization will be retired. During the three months ended March 31, 2017, we repurchased and retired 0.8 million shares of common stock at a cost of $218.2 million under this program. As of March 31, 2017, we have repurchased 4.1 million shares of common stock at a cost of $1.2 billion under our 2016 Share Repurchase Program.
In February 2011 our Board of Directors authorized a program to repurchase up to 20.0 million shares of common stock (2011 Share Repurchase Program). During the three months ended March 31, 2017, we repurchased 1.3 million shares of common stock at a cost of $365.4 million to complete this program. During the three months ended March 31, 2016, we did not repurchase any shares of common stock under our 2011 Share Repurchase Program.
Noncontrolling Interests
The following table reconciles equity (deficit) attributable to noncontrolling interests (NCI):

	For the Three Months Ended March 31,
(In millions)	2017	2016
NCI, beginning of period	$(11.5)	$2.1
Net income (loss) attributable to NCI, net of tax	(0.1)	(1.7)
Fair value of net assets and liabilities acquired and assigned to NCI	—	0.9
NCI, end of period	$(11.6)	$1.3
11.    Accumulated Other Comprehensive Income (Loss)
The following table summarizes the changes in accumulated other comprehensive income (loss), net of tax by component:

(In millions)	Unrealized Gains (Losses) on Securities Available for Sale, Net of Tax	Unrealized Gains (Losses) on Cash Flow Hedges, Net of Tax	Unfunded Status of Postretirement Benefit Plans, Net of Tax	Translation Adjustments	Total
Balance, as of December 31, 2016	$(10.8)	$57.8	$(32.7)	$(334.2)	$(319.9)
Other comprehensive income (loss) before reclassifications	(2.0)	(17.1)	0.1	20.0	1.0
Amounts reclassified from accumulated other comprehensive income (loss)	0.4	(6.7)	—	—	(6.3)
Net current period other comprehensive income (loss)	(1.6)	(23.8)	0.1	20.0	(5.3)
Balance, as of March 31, 2017	$(12.4)	$34.0	$(32.6)	$(314.2)	$(325.2)

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

(In millions)	Unrealized Gains (Losses) on Securities Available for Sale, Net of Tax	Unrealized Gains (Losses) on Cash Flow Hedges, Net of Tax	Unfunded Status of Postretirement Benefit Plans, Net of Tax	Translation Adjustments	Total
Balance, as of December 31, 2015	$(0.8)	$10.2	$(37.8)	$(195.6)	$(224.0)
Other comprehensive income (loss) before reclassifications	2.5	(38.9)	0.2	9.6	(26.6)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(8.7)	—	—	(8.7)
Net current period other comprehensive income (loss)	2.5	(47.6)	0.2	9.6	(35.3)
Balance, as of March 31, 2016	$1.7	$(37.4)	$(37.6)	$(186.0)	$(259.3)
The following table summarizes the amounts reclassified from accumulated other comprehensive income:

(In millions)	Income Statement Location	Amounts Reclassified from Accumulated Other Comprehensive Income
		For the Three Months Ended March 31,
		2017	2016
Gains (losses) on securities available for sale	Other income (expense)	$(0.7)	$—
	Income tax benefit (expense)	0.3	—

Gains (losses) on cash flow hedges	Revenues	6.7	8.8
	Operating expenses	(0.1)	(0.1)
	Other income (expense)	0.1	0.1
	Income tax benefit (expense)	—	(0.1)

Total reclassifications, net of tax		$6.3	$8.7
12.    Earnings per Share
Basic and diluted earnings per share are calculated as follows:

	For the Three Months Ended March 31,
(In millions)	2017	2016
Numerator:
Net income attributable to Biogen Inc.	$747.6	$970.9
Denominator:
Weighted-average number of common shares outstanding	215.6	218.9
Effect of dilutive securities:
Stock options and employee stock purchase plan	—	0.1
Time-vested restricted stock units	0.2	0.2
Market stock units	0.1	0.1
Dilutive potential common shares	0.3	0.4
Shares used in calculating diluted earnings per share	215.9	219.3
Amounts excluded from the calculation of net income per diluted share because their effects were anti-dilutive were insignificant.
The adjustments related to the spin-off of our hemophilia business did not have a material impact on the potentially dilutive securities to be considered in the calculation of diluted earnings per share of common stock.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

13.     Share-based Payments
Share-based Compensation Expense
The following table summarizes share-based compensation expense included in our condensed consolidated statements of income:

	For the Three Months Ended March 31,
(In millions)	2017	2016
Research and development	$18.7	$21.4
Selling, general and administrative	29.4	34.7
Restructuring charges	—	(1.8)
Subtotal	48.1	54.3
Capitalized share-based compensation costs	(2.7)	(3.1)
Share-based compensation expense included in total cost and expenses	45.4	51.2
Income tax effect	(12.4)	(15.2)
Share-based compensation expense included in net income attributable to Biogen Inc.	$33.0	$36.0
The following table summarizes share-based compensation expense associated with each of our share-based compensation programs:

	For the Three Months Ended March 31,
(In millions)	2017	2016
Market stock units	$9.6	$13.4
Time-vested restricted stock units	26.9	30.1
Cash settled performance units	3.5	0.2
Performance units	4.5	6.9
Employee stock purchase plan	3.6	3.7
Subtotal	48.1	54.3
Capitalized share-based compensation costs	(2.7)	(3.1)
Share-based compensation expense included in total cost and expenses	$45.4	$51.2
We estimate the fair value of our obligations associated with our performance units and cash settled performance units at the end of each reporting period through expected settlement. Cumulative adjustments to these obligations are recorded each quarter to reflect changes in the stock price and estimated outcome of the performance-related conditions.
Spin-off Related Equity Adjustments
Pursuant to an employee matters agreement entered into in connection with the spin-off of our hemophilia business and the provisions of our existing stock-based compensation arrangements, we made certain adjustments to the number and terms of our outstanding stock options, restricted stock units, cash settled performance units and other share-based awards to preserve the intrinsic value of the awards immediately before and after the spin-off. For purposes of the vesting of these equity awards, continued employment or service with Biogen or with Bioverativ was treated as continued employment for purposes of both Biogen’s and Bioverativ’s equity awards with the outstanding awards continuing to vest over their respective original vesting periods. Outstanding unvested awards for employees transferring to Bioverativ were converted to unvested Bioverativ awards.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

Adjustments to the number of our share-based compensation awards were made using an adjustment ratio based upon the weighted-average closing price of our common stock for the 10 calendar days prior to the effective date of the spin-off and the volume weighted-average prices for the 10 calendar days of our common stock following the effective date of the spin-off. For stock options, the exercise prices of the awards were modified to maintain the pre-spin intrinsic value of the awards in relation to the post-spin stock price of Biogen. The difference between the fair value of the awards based upon the adjustment ratio and the opening price on the distribution date was not material.
14.    Income Taxes
A reconciliation between the U.S. federal statutory tax rate and our effective tax rate is summarized as follows:

	For the Three Months Ended March 31,
	2017	2016
Statutory rate	35.0%	35.0%
State taxes	0.1	1.0
Taxes on foreign earnings	(11.2)	(8.1)
Credits and net operating loss utilization	(0.7)	(1.2)
Purchased intangible assets	1.4	1.1
Manufacturing deduction	(2.1)	(1.8)
Other permanent items	0.7	0.6
Other	1.0	0.3
Effective tax rate	24.2%	26.9%
For the three months ended March 31, 2017, compared to the same period in 2016, the decrease in our effective tax rate was primarily due to a lower relative percentage of our earnings being recognized in the U.S., a high tax jurisdiction, along with a higher deduction for U.S. manufacturing activities and the favorable settlement of a state tax matter.
Accounting for Uncertainty in Income Taxes
We and our subsidiaries are routinely examined by various taxing authorities. We file income tax returns in various U.S. states and in U.S. federal and other foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal tax examination for years before 2013 or state, local or non-U.S. income tax examinations for years before 2005.
We made payments totaling approximately $56.0 million to the Danish Tax Authority (SKAT) for assessments received for fiscal 2009, 2011 and 2013 regarding withholding taxes and the treatment of certain intercompany transactions involving a Danish affiliate and another of our affiliates. We continue to dispute the assessments for all of these periods and believe that the positions taken in our historical filings are valid.
15.    Other Consolidated Financial Statement Detail
Other Income (Expense), Net
Components of other income (expense), net, are summarized as follows:

	For the Three Months Ended March 31,
(In millions)	2017	2016
Interest income	$16.7	$11.2
Interest expense	(63.4)	(63.3)
Gain (loss) on investments, net	2.4	1.6
Foreign exchange gains (losses), net	4.0	2.1
Other, net	2.7	(4.4)
Total other income (expense), net	$(37.6)	$(52.8)

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

Other Current Assets
Other current assets include prepaid taxes totaling approximately $935.6 million and $817.0 million as of March 31, 2017 and December 31, 2016, respectively.
Accrued Expenses and Other
Accrued expenses and other consists of the following:

(In millions)	As of March 31, 2017	As of December 31, 2016
Current portion of contingent consideration obligations and milestones	$516.8	$580.8
Revenue-related reserves for discounts and allowances	505.3	438.6
Royalties and licensing fees	181.0	195.8
Employee compensation and benefits	160.5	282.9
Construction in progress	116.2	134.0
Collaboration expenses	89.8	130.9
Accrued TECFIDERA litigation settlement and license charges	—	454.8
Other	475.0	685.7
Total accrued expenses and other	$2,044.6	$2,903.5
Pricing of TYSABRI in Italy - AIFA
In the first quarter of 2017, we reached an agreement with the Price and Reimbursement Committee of the Italian National Medicines Agency (Agenzia Italiana del Farmaco, or AIFA) resolving all of AIFA's claims relating to sales of TYSABRI in excess of the reimbursement limit for prior periods for an aggregate repayment of approximately EUR37.4 million. As a result of this agreement we have agreed to dismiss the appeal and in the first quarter of 2017 we recognized EUR41.8 million (approximately $44.6 million) in revenues for sales which were previously deferred. These amounts were previously accrued for and included in the table above in Other.
For additional information regarding our agreement with AIFA relating to sales of TYSABRI in Italy, please read Note 18, Litigation, to these financial statements.
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
We consolidate the results of Neurimmune as we determined that we are the primary beneficiary of Neurimmune because we have the power through the collaboration to direct the activities that most significantly impact the entity’s economic performance and are required to fund 100% of the research and development costs incurred in support of the collaboration agreement.
Amounts incurred by Neurimmune for research and development expenses in support of the collaboration and reimbursed by us were immaterial for the three months ended March 31, 2017 and 2016.
The assets and liabilities of Neurimmune are not significant to our financial position or results of operations as it is a research and development organization. We have provided no financing to Neurimmune other than previously contractually required amounts.

BIOGEN INC. AND SUBSIDIARIES
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
As of March 31, 2017 and December 31, 2016, the total carrying value of our investments in biotechnology companies totaled $53.5 million and $47.4 million, respectively. Our maximum exposure to loss related to these variable interest entities is limited to the carrying value of our investments.
We have also entered into research collaboration agreements with certain variable interest entities where we are required to fund certain development activities. These development activities are included in research and development expense in our condensed consolidated statements of income as they are incurred. We have provided no financing to these variable interest entities other than previously contractually required amounts.
For additional information related to our investments in Neurimmune and other variable interest entities, please read Note 18, Investments in Variable Interest Entities, to our consolidated financial statements included in our 2016 Form 10-K.
17.    Collaborative and Other Relationships
Bristol-Myers Squibb Company
On April 13, 2017, we entered into an agreement to exclusively license BMS-986168, a Phase 2-ready experimental medicine with potential in Alzheimer’s disease (AD) and progressive supranuclear palsy (PSP), from Bristol-Myers Squibb Company (BMS). BMS-986168 is an antibody targeting tau, the protein that forms the deposits, or tangles, in the brain associated with AD and other neurodegenerative tauopathies such as PSP. PSP is a rare condition that affects movement, speech, vision and cognitive function.
Under the agreement, we will receive worldwide rights to BMS-986168 and will be responsible for the full development and global commercialization of BMS-986168 in AD and PSP. In exchange, we will make an upfront payment of $300.0 million and BMS may receive up to $410.0 million in additional milestone payments, and potential royalties. We will also assume all remaining obligations to the former stockholders of iPierian, Inc. related to BMS’s acquisition of the company in 2014. We may pay up to $550.0 million in remaining milestones, including a $60.0 million milestone which may become payable in 2017, and potential royalties.
The transaction is subject to customary closing conditions, including the expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 in the U.S., and is expected to close in the second quarter of 2017.
AbbVie Inc.
We have a collaboration agreement with AbbVie Inc. (AbbVie) aimed at advancing the development and commercialization of ZINBRYTA in MS, which was approved for the treatment of relapsing forms of MS in the U.S. in May 2016 and in the E.U. in July 2016. Under the agreement, we and AbbVie conduct ZINBRYTA co-promotion activities in the U.S., E.U. and Canadian territories (Collaboration Territory), where development and commercialization costs and profits are shared equally. Outside of the Collaboration Territory, we are solely responsible for development and commercialization of ZINBRYTA and will pay a tiered royalty to AbbVie as a percentage of net sales in the low to high teens.
Co-promotion Profits and Losses
In the U.S., AbbVie recognizes revenues on sales to third parties and we recognize our 50% share of the co-promotion profits or losses as a component of total revenues in our condensed consolidated statements of income. The collaboration began selling ZINBRYTA in the U.S. in the third quarter of 2016. During the three months ended March 31, 2017, we recognized a net reduction in revenue of $5.9 million to reflect our share of an overall net loss within the collaboration.
In the E.U. and Canada, we recognize revenues on sales to third parties in product revenues, net in our condensed consolidated statements of income. We also record the related cost of revenues and sales and marketing expenses to their respective line items in our condensed consolidated statements of income as these

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

costs are incurred. We reimburse AbbVie for their 50% share of the co-promotion profits or losses in the E.U. and Canada. This reimbursement is recognized in collaboration profit (loss) sharing in our condensed consolidated statements of income. We began to recognize product revenues on sales of ZINBRYTA in the E.U. in the third quarter of 2016. For the three months ended March 31, 2017, our recognition of income to reflect AbbVie's 50% sharing of the net collaboration losses in the E.U. and Canada was not significant.
Ionis Pharmaceuticals, Inc.
SPINRAZA (nusinersen)
In January 2012 we entered into an exclusive worldwide option and collaboration agreement with Ionis Pharmaceuticals, Inc. (Ionis) under which both companies will develop and commercialize the antisense investigational drug candidate, SPINRAZA, for the treatment of SMA.
Under the terms of the agreement, during the third quarter of 2016, we exercised our option to develop and commercialize SPINRAZA and paid Ionis a $75.0 million license fee in connection with the option exercise. This amount was recognized as research and development expense in our condensed consolidated statements of income. In December 2016 SPINRAZA was approved by the U.S. Food and Drug Administration for the treatment of SMA in pediatric and adult patients in the U.S. triggering a $60.0 million milestone payment due to Ionis, which was capitalized in intangible assets, net in our condensed consolidated balance sheets. This amount was paid during the first quarter of 2017. We may pay Ionis up to approximately $90.0 million in additional milestone payments upon the achievement of certain other regulatory milestones, including approval in the E.U.
For the three months ended March 31, 2017, we recognized revenues totaling $46.4 million on our sales of SPINRAZA in the U.S. and $1.0 million on our sales of SPINRAZA outside of the U.S. Pursuant to our agreement with Ionis, we will make royalty payments to Ionis on annual worldwide net sales of SPINRAZA using a tiered royalty rate between 11% and 15%.
Samsung Bioepis
Joint Venture Agreement
In February 2012 we entered into a joint venture agreement with Samsung Biologics, establishing an entity, Samsung Bioepis, to develop, manufacture and market biosimilar pharmaceuticals. As of March 31, 2017, our ownership interest was approximately 6.7%, which reflects the effect of additional equity financings in which we did not participate. We maintain an option to purchase additional stock in Samsung Bioepis that would allow us to increase our ownership percentage up to 49.9%. The exercise of this option is within our control.
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
Commercial Agreement
We began to recognize revenue on sales of BENEPALI in the E.U. in the first quarter of 2016 and FLIXABI in the E.U. in the third quarter of 2016. We reflect revenues on sales of BENEPALI and FLIXABI to third parties in product revenues, net in our condensed consolidated statements of income and record the related cost of revenues and sales and marketing expenses in our condensed consolidated statements of income to their respective line items when these costs are incurred. We share 50% of the profit or loss related to our commercial agreement with Samsung Bioepis. This profit share with Samsung Bioepis is recognized in collaboration profit (loss) sharing in our condensed consolidated statements of income. For the three months ended March 31, 2017, we recognized a net expense of $20.8 million related to the collaboration profit share in our condensed consolidated statements of income.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

Other Services
Simultaneous with the formation of Samsung Bioepis, we also entered into a license agreement, a technical development services agreement and a manufacturing agreement with Samsung Bioepis. For the three months ended March 31, 2017, we recognized $2.2 million in connection with these services as a component of other revenues in our condensed consolidated statements of income, as compared to $2.7 million in the prior year comparative period.
For additional information related to these and our other significant collaboration arrangements, please read Note 19, Collaborative and Other Relationships, to our consolidated financial statements included in our 2016 Form 10-K.
18.    Litigation
We are currently involved in various claims and legal proceedings, including the matters described below. For information as to our accounting policies relating to claims and legal proceedings, including use of estimates and contingencies, please read Note 1, Summary of Significant Accounting Policies, to our consolidated financial statements included in our 2016 Form 10-K.
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
Loss Contingencies
Italian National Medicines Agency
In the fourth quarter of 2011, Biogen Italia SRL received notice from AIFA that sales of TYSABRI after mid-February 2009 exceeded a reimbursement limit established pursuant to a Price Determination Resolution granted by AIFA in December 2006. In June 2014 AIFA approved a resolution affirming that there is no reimbursement limit from and after February 2013. In the first quarter of 2017, we reached an agreement resolving all of AIFA's claims relating to sales of TYSABRI in excess of the reimbursement limit for prior periods for an aggregate repayment of approximately EUR37.4 million.
For additional information regarding this matter, please read Note 17, Other Consolidated Financial Statement Detail, to our consolidated financial statements included in our 2016 Form 10-K.
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

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

Securities Litigation
We and certain current and former officers are defendants in In re Biogen Inc. Securities Litigation, filed by a shareholder on August 18, 2015, in the U.S. District Court for the District of Massachusetts. The amended complaint alleges violations of federal securities laws under 15 U.S.C. §78j(b) and §78t(a) and 17 C.F.R. §240.10b-5. The lead plaintiff sought a declaration of the action as a class action, certification as a representative of the class and its counsel as class counsel, and an award of damages, interest and attorneys' fees. On July 1, 2016 the U.S. District Court dismissed the case and in September 2016 denied the plaintiff's motion to vacate the order of dismissal. The plaintiff has appealed. An estimate of the possible loss or range of loss cannot be made at this time.
We and certain current and former officers are also defendants in an action filed by another shareholder on October 20, 2016, in the U.S. District Court for the District of Massachusetts related to the matter described above. The complaint alleges violations of federal securities laws under 15 U.S.C §78j(b) and §78t(a) and 17 C.F.R. §240.10b-5 and seeks a declaration of the action as a class action and an award of damages, interest and attorneys' fees. An estimate of the possible loss or range of loss cannot be made at this time.
Other Matters
Interference Proceeding with Forward Pharma
In April 2015 the U.S. Patent and Trademark Office (USPTO) declared an interference between Forward Pharma’s pending U.S. Patent Application No. 11/576,871 and our U.S. Patent No. 8,399,514 (the '514 patent). The '514 patent includes claims covering the treatment of MS with 480 mg of dimethyl fumarate as provided for in our TECFIDERA label. In March 2017 the USPTO ruled against Forward Pharma. Forward Pharma has announced that it intends to appeal this decision.
For additional information regarding this matter, please read Note 5, Intangibles Assets and Goodwill, to these condensed consolidated financial statements.
Inter Partes Review Petitions and Proceeding
On March 22, 2016, the USPTO instituted inter partes review of the '514 patent on the petition of the Coalition for Affordable Drugs V LLC, an entity associated with a hedge fund. In March 2017 the USPTO ruled against the petitioner. The petitioner has filed a request for rehearing, which is pending.
On April 18, 2016, Swiss Pharma International AG (Swiss Pharma) filed petitions in the USPTO for inter partes review of U.S. Patent Nos. 8,349,321 and, 8,900,577, relating to specific formulations of natalizumab (TYSABRI), and U.S. Patent No. 8,815,236, relating to methods for treating MS and Crohn’s disease using specific formulations of natalizumab (TYSABRI). In October 2016 the USPTO declined to institute proceedings under all three petitions and in February 2017 denied Swiss Pharma's requests for rehearing.
European Patent Office Oppositions
In June 2016 the European Patent Office (EPO) issued a written decision confirming its earlier revocation of our European patent number 2 137 537 (the '537 patent), which we have appealed. The '537 patent includes claims covering the treatment of MS with 480 mg of dimethyl fumarate as provided for in our TECFIDERA label.
The EPO has scheduled a hearing for November 2017 on Biogen’s and others’ oppositions to Forward Pharma’s European Patent No. 2 801 355, which was issued in May 2015 and expires in October 2025. The settlement and license agreement that we entered with Forward Pharma in January 2017 did not resolve the issues pending in this proceeding and we and Forward Pharma intend to permit the EPO and the Technical Board of Appeal and the Enlarged Board of Appeal, as applicable, to make a final determination. For additional information about this matter, please read Note 21, Commitments and Contingencies, to our consolidated financial statements included in our 2016 Form 10-K.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

Patent Revocation Matter
Swiss Pharma filed actions in the District Court of The Hague (on January 11, 2016) and the German Patents Court (on March 3, 2016) to invalidate the Dutch and German counterparts of our European Patent Number 1 485 127 (“Administration of agents to treat inflammation”), which was issued in June 2011 and concerns administration of natalizumab (TYSABRI) to treat MS. The patent expires in February 2023. A hearing was held in the Dutch action in February 2017 and the decision is pending. A hearing has been scheduled in the German action for early 2018.
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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our condensed consolidated financial statements and accompanying notes beginning on page 5 of this quarterly report on Form 10-Q and our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2016 (2016 Form 10-K).
Executive Summary
Introduction
Biogen is a global biopharmaceutical company focused on discovering, developing, manufacturing and delivering therapies to people living with serious neurological and neurodegenerative diseases.
Our marketed products include TECFIDERA, AVONEX, PLEGRIDY, TYSABRI, ZINBRYTA and FAMPYRA for multiple sclerosis (MS), SPINRAZA for the treatment of spinal muscular atrophy (SMA) and FUMADERM for the treatment of severe plaque psoriasis. We also have certain business and financial rights with respect to RITUXAN for the treatment of non-Hodgkin's lymphoma, chronic lymphocytic leukemia (CLL) and other conditions, GAZYVA indicated for the treatment of CLL and follicular lymphoma, OCREVUS indicated for the treatment of primary progressive MS (PPMS) and relapsing MS (RMS), and other potential anti-CD20 therapies under a collaboration agreement with Genentech, Inc. (Genentech), a wholly-owned member of the Roche Group.
On February 1, 2017, we completed the spin-off of our hemophilia business, Bioverativ Inc. (Bioverativ), as an independent publicly traded company trading under the symbol "BIVV" on the Nasdaq Global Select Market. The spin-off was accomplished through the distribution of all the then outstanding shares of common stock of Bioverativ to Biogen shareholders, who received one share of Bioverativ common stock for every two shares of Biogen common stock. The separation and distribution was structured to be tax-free for shareholders for federal income tax purposes. Bioverativ will focus on the discovery, development and commercialization of therapies for treatment of hemophilia and other blood disorders, including ELOCTATE for the treatment of hemophilia A and ALPROLIX for the treatment of hemophilia B, and assumed all of our rights and obligations under our collaboration agreement with Swedish Orphan Biovitrum AB (Sobi) and our collaboration and license agreement with Sangamo Biosciences Inc.

Our consolidated results of operations and financial position included in these unaudited condensed consolidated financial statements reflect the financial results of our hemophilia business for all periods through January 31, 2017. For additional information related to the spin-off of our hemophilia business, please read Note 2, Hemophilia Spin-Off, to our condensed consolidated financial statements included in this report.
Our current revenues depend upon continued sales of our principal products and, unless we develop, acquire rights to and commercialize new products and technologies, we may be substantially dependent on sales from our principal products for many years. Further, following the completion of the spin-off of our hemophilia business, our revenues are further reliant and concentrated on sales of our MS products in an increasingly competitive market.
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
Our innovative drug development and commercialization activities are complemented by our biosimilar therapies that expand access to medicines and reduce the cost burden for healthcare systems. We are leveraging our manufacturing capabilities and know-how by developing, manufacturing and marketing biosimilars through Samsung Bioepis, our joint venture with Samsung BioLogics Co. Ltd. (Samsung Biologics). Under our commercial agreement, we market and sell BENEPALI, an etanercept biosimilar referencing ENBREL, and FLIXABI, an infliximab biosimilar referencing REMICADE, in the European Union (E.U.).

Financial Highlights
Diluted earnings per share attributable to Biogen Inc. was $3.46 for the three months ended March 31, 2017, representing a decrease of 21.9% over the same period in 2016.
Our income from operations for the three months ended March 31, 2017, reflects the following:

•	Total revenues were $2,810.7 million for the first quarter of 2017, representing an increase of 3.1% over the same period in 2016.

•
Product revenues, net totaled $2,380.1 million for the first quarter of 2017, representing an increase of 3.1% over the same period in 2016. This increase was driven by a 14.3% increase in worldwide TYSABRI revenues and revenues from BENEPALI and SPINRAZA. Product revenues, net for the first quarter of 2017, compared to the same period in 2016, were negatively impacted by a decrease in worldwide ALPROLIX and ELOCTATE revenues resulting from the spin-off of our hemophilia business on February 1, 2017.

•	Revenues from anti-CD20 therapeutic programs totaled $340.6 million for the first quarter of 2017, representing an increase of 3.4% over the same period in 2016.

•	Other revenues totaled $90.0 million for the first quarter of 2017, representing an increase of 2.4% over the same period in 2016.

•
Total cost and expenses totaled $1,786.4 million for the first quarter of 2017, representing an increase of 32.5% over the same period in 2016. This increase was primarily driven by the $353.6 million impairment and amortization charges recorded in relation to our intellectual property related to TECFIDERA and a 22.9% increase in cost of sales.

We generated $235.2 million of net cash flows from operations for the three months ended March 31, 2017. Cash, cash equivalents and marketable securities totaled approximately $5,705.4 million as of March 31, 2017.
Business Environment
The biopharmaceutical industry and the markets in which we operate are intensely competitive. Many of our competitors are working to develop or have commercialized products similar to those we market or are developing. In addition, the commercialization of certain of our own approved MS products, products of our collaborators and pipeline product candidates may negatively impact future sales of our existing MS products. Our products may also face increased competitive pressures from the introduction of generic versions or biosimilars of existing products and other technologies.
In addition, sales of our products are dependent, in large part, on the availability and extent of coverage, pricing and reimbursement from government health administration authorities, private health insurers and other organizations. Drug prices are under significant scrutiny in the markets in which our products are prescribed. Drug pricing and other health care costs continue to be subject to political and societal pressures.
For additional information related to our competition and pricing risks that could negatively impact our product sales, please read the “Risk Factors” section of this report.

Key Pipeline and Product Developments
SPINRAZA (nusinersen)
In April 2017 the Committee for Medicinal Products for Human Use (CHMP) of the European Medicines Agency adopted a positive opinion recommending the granting of a marketing authorization in the E.U for SPINRAZA for the treatment of SMA. The CHMP reviewed SPINRAZA under an accelerated assessment procedure, which is a regulatory mechanism to facilitate earlier access to patients for medicines that fulfill unmet medical needs. SPINRAZA is the first treatment for SMA to be recommended by the CHMP for approval in the E.U.

OCREVUS (Ocrelizumab)
In March 2017 the Roche Group announced that the U.S. Food and Drug Administration (FDA) approved OCREVUS for the treatment of RMS and PPMS. Under the terms of our agreement with Genentech, we will receive a tiered royalty on U.S. net sales ranging from 13.5% and increasing up to 24% if annual net sales exceed $900.0 million.
Results of Operations
Revenues
Revenues are summarized as follows:

	For the Three Months Ended March 31,
(In millions, except percentages)	2017		2016
Product revenues:
United States	$1,631.0	58.0%	$1,663.3	61.0%
Rest of world	749.1	26.7%	646.1	23.7%
Total product revenues	2,380.1	84.7%	2,309.4	84.7%
Revenues from anti-CD20 therapeutic programs	340.6	12.1%	329.5	12.1%
Other revenues	90.0	3.2%	87.9	3.2%
Total revenues	$2,810.7	100.0%	$2,726.8	100.0%
Product Revenues
Product revenues are summarized as follows:

	For the Three Months Ended March 31,
(In millions, except percentages)	2017		2016
Multiple Sclerosis:
TECFIDERA	$958.2	40.3%	$945.9	41.0%
Interferon*	648.3	27.2%	670.4	29.0%
TYSABRI	545.0	23.0%	477.0	20.6%
FAMPYRA	20.5	0.9%	20.2	0.9%
ZINBRYTA	10.7	0.4%	—	—%
Hemophilia:
ELOCTATE	48.4	2.0%	107.7	4.7%
ALPROLIX	26.0	1.1%	75.0	3.2%
Spinal Muscular Atrophy:
SPINRAZA	47.4	2.0%	—	—%
Other Product Revenues:
FUMADERM	9.7	0.4%	11.4	0.5%
BENEPALI	65.3	2.7%	1.8	0.1%
FLIXABI	0.6	—%	—	—%
Total product revenues	$2,380.1	100.0%	$2,309.4	100.0%
*Interferon includes AVONEX and PLEGRIDY.

Multiple Sclerosis (MS)
TECFIDERA
For the three months ended March 31, 2017, compared to the same period in 2016, the increase in U.S. TECFIDERA revenues was primarily due to price increases, partially offset by higher discounts and allowances and a 7% decrease in unit sales volume.
For the three months ended March 31, 2017, compared to the same period in 2016, the increase in rest of world TECFIDERA revenues was primarily due to a 14% increase in unit sales volume in existing markets and new markets where we continue to launch the product and expand our presence around the world. These increases were partially offset by pricing reductions in certain European countries.
We anticipate relatively stable demand for TECFIDERA in 2017 on a global basis, with patient growth in our international markets offsetting modest patient declines in the U.S., primarily resulting from increasing competition from additional treatments for MS, including OCREVUS.

Interferon
AVONEX and PLEGRIDY
For the three months ended March 31, 2017, U.S. AVONEX and PLEGRIDY revenues totaled $400.1 million and $64.7 million, respectively, as compared to $400.0 million and $67.5 million, respectively, in the prior year comparative period.
The decrease in U.S. Interferon revenues was primarily due to an overall 13% decrease in Interferon unit sales volume, which was primarily attributable to patients transitioning to other oral MS therapies, partially offset by price increases.
For the three months ended March 31, 2017, rest of world AVONEX and PLEGRIDY revenues totaled $136.4 million and $47.1 million, respectively, as compared to $164.1 million and $38.8 million, respectively, in the prior year comparative period.
The decrease in rest of world Interferon revenues was primarily due to an overall 14% decrease in AVONEX unit sales volume primarily due to patients transitioning to other oral MS therapies.
We expect that overall Interferon revenues will continue to decline compared to prior year periods as a result of increasing competition from our other products as well as other treatments for MS.

TYSABRI
For the three months ended March 31, 2017, compared to the same period in 2016, the increase in U.S. TYSABRI revenues was primarily due to a 4% increase in unit sales volume and price increases, partially offset by higher discounts and allowances.
For the three months ended March 31, 2017, compared to the same period in 2016, the increase in rest of world TYSABRI revenues was primarily due to the recognition of approximately $44.6 million of previously deferred revenue in Italy relating to the pricing agreement with the Italian National Medicines Agency (Agenzia Italiana del Farmaco, or AIFA), as discussed below, and a 14% increase in unit sales volume.
In the first quarter of 2017, we reached an agreement with AIFA's Price and Reimbursement Committee resolving all of AIFA's claims relating to sales of TYSABRI in excess of the reimbursement limit for prior periods for an aggregate repayment of approximately EUR37.4 million.
For information regarding our agreement with AIFA relating to sales of TYSABRI in Italy, please read Note 18, Litigation, to our condensed consolidated financial statements included in this report.
We anticipate relatively stable demand for TYSABRI in 2017 on a global basis, with patient growth in our international markets offsetting modest patient declines in the U.S. primarily resulting from increasing competition from additional treatments for MS, including ZINBRYTA and OCREVUS.

ZINBRYTA
Under the terms of our collaboration agreement with AbbVie Inc. (AbbVie), we began to recognize revenues on sales of ZINBRYTA to third parties in the E.U. in the third quarter of 2016.
For additional information on our relationship with AbbVie, please read Note 17, Collaborative and Other Relationships, to our condensed consolidated financial statements included in this report.
Spinal Muscular Atrophy (SMA)
SPINRAZA
We began to recognize revenues on sales of SPINRAZA in the U.S. in the fourth quarter of 2016 and the rest of world in the first quarter of 2017.
For additional information on our relationship with Ionis, please read Note 17, Collaborative and Other Relationships, to our condensed consolidated financial statements included in this report.

Biosimilars
Under the terms of our commercial agreement with Samsung Bioepis, we began to recognize revenues on sales of BENEPALI and FLIXABI to third parties in the E.U. in the first and third quarters of 2016, respectively.
For additional information on our relationship with Samsung Bioepis, please read Note 17, Collaborative and Other Relationships, to our condensed consolidated financial statements included in this report.
Revenues from Anti-CD20 Therapeutic Programs
Genentech (Roche Group)
Our share of RITUXAN and GAZYVA operating profits are summarized as follows:

Biogen’s Share of Pre-tax Profits in the U.S. for RITUXAN and GAZYVA
The following tables provide a summary of amounts comprising our share of pre-tax profits on RITUXAN and GAZYVA in the U.S.:

	For the Three Months Ended March 31,
(In millions)	2017	2016
Product revenues, net	$1,041.0	$974.7
Cost and expenses	201.3	175.1
Pre-tax profits in the U.S.	839.7	799.6
Biogen's share of pre-tax profits	$323.5	$312.7
For the three months ended March 31, 2017, compared to the same period in 2016, the increase in U.S. product revenues was primarily due to selling price increases, an increase in GAZYVA unit sales volume of 26% and an increase in RITUXAN unit sales volume of 1%, partially offset by higher RITUXAN discounts and allowances.
Collaboration costs and expenses for the three months ended March 31, 2017, compared to the same period in 2016, increased primarily due to an increase in RITUXAN product cost of sales.
Our share of RITUXAN pre-tax profits in the U.S. decreased to 39% from 40% as GAZYVA was approved by the FDA as a new treatment for follicular lymphoma in February 2016.
Revenue on Sales in the Rest of World for RITUXAN
Revenue on sales in the rest of world for RITUXAN primarily consists of our share of pre-tax co-promotion profits on RITUXAN in Canada. For the three months ended March 31, 2017, compared to the same period in 2016, revenues on sales in the rest of world for RITUXAN were relatively consistent.
OCREVUS (Ocrelizumab)
Genentech is solely responsible for development and commercialization of OCREVUS, a humanized anti-CD20 monoclonal antibody, and funding future costs. In March 2017, the FDA approved OCREVUS for the treatment of RMS and PPMS. Under the terms of our agreement with Genentech, we will receive a tiered royalty on U.S. net sales ranging from 13.5% and increasing up to 24% if annual net sales exceed $900.0 million.
Commercialization of OCREVUS will not impact the percentage of the co-promotion profits we receive for RITUXAN or GAZYVA.

For additional information related to our collaboration with Genentech, including information regarding the pre-tax profit sharing formula and its impact on future revenues from anti-CD20 therapeutic programs, please read Note 19, Collaborative and Other Relationships, to our consolidated financial statements included in our 2016 Form 10-K.
Other Revenues
Other revenues are summarized as follows:

	For the Three Months Ended March 31,
(In millions, except percentages)	2017		2016
Revenues from collaborative and other relationships	$6.3	7.0%	$11.5	13.1%
Other royalty and corporate revenues	83.7	93.0%	76.4	86.9%
Total other revenues	$90.0	100.0%	$87.9	100.0%
Revenues from Collaborative and Other Relationships
Revenues from collaborative and other relationships include revenues earned under our 50% share of the co-promotion profits or losses of ZINBRYTA in the U.S. with AbbVie and revenues from our technical development and manufacturing services agreements with Samsung Bioepis. Prior to the spin-off of our hemophilia business, revenues from collaborative and other relationships also included revenues earned under our manufacturing services agreement with Sobi on shipments of ELOCTA and ALPROLIX to Sobi and royalties from Sobi on sales of ELOCTA and ALPROLIX in their territory, which included substantially all of Europe, Russia and certain markets in Northern Africa and the Middle East. Bioverativ assumed all of our rights and obligations under our agreement with Sobi on February 1, 2017.
For the three months ended March 31, 2017, compared to the same period in 2016, the decrease in revenues from collaborative and other relationships were primarily due to a net overall loss in the collaboration with AbbVie of $5.9 million within the U.S. territory.
For additional information on our collaboration agreements with Samsung Bioepis and AbbVie, please read Note 17, Collaborative and Other Relationships, to our condensed consolidated financial statements included in this report.

Other Royalty and Corporate Revenues
Royalty Revenues
We receive royalties from net sales on products related to patents that we have out-licensed.
For the three months ended March 31, 2017, compared to the same period in 2016, royalty revenues were relatively consistent.
Other Corporate Revenues
Our other corporate revenues include amounts earned under contract manufacturing agreements.
For the three months ended March 31, 2017, compared to the same period in 2016, the increase in other corporate revenues was primarily due to higher contract manufacturing revenues related to drug substance manufacturing provided to a strategic partner.

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
Reserves for discounts, contractual adjustments and returns that reduced gross product revenues are summarized as follows:

For the three months ended March 31, 2017, reserves for discounts and allowances as a percentage of gross product revenues were 22.8%, as compared to 21.0% in the prior year comparative period.
Discounts
Discounts include trade term discounts and wholesaler incentives.
For the three months ended March 31, 2017, compared to the same period in 2016, the increase in discounts was primarily driven by increases in gross
selling prices, partially offset by the impact from the spin-off of our hemophilia business on February 1, 2017.
Contractual Adjustments
Contractual adjustments relate to Medicaid and managed care rebates, co-payment assistance, Veterans Administration, Public Health Service discounts, specialty pharmacy program fees and other government rebates or applicable allowances.
For the three months ended March 31, 2017, compared to the same period in 2016, the increase in contractual adjustments was primarily due to higher Medicaid and other governmental rebates and allowances in the U.S. and managed care rebates, due in part to an increase in gross selling prices, partially offset by the impact from the spin-off of our hemophilia business on February 1, 2017.
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
For the three months ended March 31, 2017, compared to the same period in 2016, return provisions decreased primarily due to a reduction in U.S. return rates based on recent experiences of returned products.
For additional information related to our reserves, please read Note 3, Reserves for Discounts and Allowances, to our condensed consolidated financial statements included in this report.

Cost and Expenses
A summary of total cost and expenses is as follows:

	For the Three Months Ended March 31,
(In millions, except percentages)	2017	2016	Change %
Cost of sales, excluding amortization of acquired intangible assets	$384.6	$313.0	22.9%
Research and development	423.4	437.3	(3.2)%
Selling, general and administrative	499.1	497.3	0.4%
Amortization of acquired intangible assets	448.5	88.8	405.1%
Collaboration profit (loss) sharing	20.8	—	**
(Gain) loss on fair value remeasurement of contingent consideration	10.0	2.3	334.8%
Restructuring charges	—	9.7	(100.0)%
Total cost and expenses	$1,786.4	$1,348.4	32.5%
** Percentage not meaningful.
Cost of Sales, Excluding Amortization of Acquired Intangible Assets
Product Cost of Sales
For the three months ended March 31, 2017, compared to the same period in 2016, the increase in product cost of sales was primarily driven by higher unit sales volume related to our biosimilar product shipments and inventory amounts written down as a result of excess, obsolescence, unmarketability or other reasons. These increases were partially offset by the impact from the spin-off of our hemophilia business on February 1, 2017.

Royalty Cost of Sales
For the three months ended March 31, 2017, compared to the same period in 2016, the increase in royalty cost of sales was primarily driven by higher royalties on sales of AVONEX and PLEGRIDY in the U.S., as noted below, and the recognition of royalties on sales of SPINRAZA. These increases were partially offset by the impact from the spin-off of our hemophilia business on February 1, 2017.
On June 28, 2016, the U.S. Patent and Trademark Office issued to the Japanese Foundation for Cancer Research (JFCR) a patent related to recombinant interferon-beta protein. This patent, U.S. Patent No. 9,376,478, expires in June 2033, and was issued following an interference proceeding between JFCR and us. This patent is relevant to AVONEX and PLEGRIDY, and we will pay royalties in the mid-single digits in relation to this patent during its life.

Research and Development

A significant amount of our research and development costs consist of indirect costs incurred in support of overall research and development activities and non-specific programs, including activities that benefit multiple programs, such as management costs, as well as depreciation, information technology and facility-based expenses. These costs are considered other research and development costs in the table above and are not allocated to a specific program or stage.
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
For the three months ended March 31, 2017, compared to the same period in 2016, the decrease in research and development expense was primarily related to decreased costs incurred in connection with our early stage programs, marketed products and late stage programs, partially offset by an increase in other research and development.
The decrease in spending associated with our early stage programs for the three months ended March 31, 2017, compared to the same period in 2016, was primarily due to the discontinuance of development of amiselimod in the third quarter of 2016 and a reduction in spending of opicinumab in MS, partially offset by increased costs for the advancement of BIIB076 in Alzheimer's disease and BIIB074 in trigeminal neuralgia (TGN).
The decrease in spending associated with our marketed products for the three months ended March 31, 2017, compared to the same period in 2016, was primarily due to a reduction in spending of TECFIDERA and the impact from the spin-off of our hemophilia business on February 1, 2017, partially offset by the approvals of ZINBRYTA and SPINRAZA in the third and fourth quarters of 2016, respectively.
The decrease in spending associated with our late stage programs for the three months ended March 31, 2017, compared to the same period in 2016, was primarily driven by the approvals of ZINBRYTA and SPINRAZA in the third and fourth quarters of 2016, respectively, partially offset by costs incurred to advance our aducanumab and E2609 programs for Alzheimer's disease.
We intend to continue committing significant resources to targeted research and development opportunities where there is a significant unmet need and where a drug candidate has the potential to be highly differentiated. Specifically, we intend to continue to invest in our Alzheimer's disease programs and MS pipeline.
On April 13, 2017, we entered into an agreement to exclusively license BMS-986168, a Phase 2-ready experimental medicine with potential in Alzheimer's disease and progressive supranuclear palsy (PSP), from Bristol-Myers Squibb Company (BMS). Upon closing we will make an upfront payment of $300.0 million. In addition, a $60.0 million milestone to the former stockholders of iPierian, Inc. may become payable in 2017. The transaction is subject to customary closing conditions, including the expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 in the U.S., and is expected to close in the second quarter of 2017.
For additional information please read Note 17, Collaborative and Other Relationships, to our condensed consolidated financial statements included in this report.
Selling, General and Administrative
For the three months ended March 31, 2017, compared to the same period in 2016, the increase in selling, general and administrative expenses was primarily due to an increase in corporate giving and an increase in costs associated with developing commercial capabilities for SPINRAZA and our biosimilar candidates, as well as incremental costs incurred directly associated with the set-up and spin- off of our hemophilia business into an independent, publicly-traded company. These increases were offset by a reduction in operational spending associated with our hemophilia business and the discontinuance of our TECFIDERA television advertising campaign in the second quarter of 2016.

Amortization of Acquired Intangible Assets
Our amortization expense is based on the economic consumption and impairment of intangible assets. Our most significant intangible assets are related to our AVONEX and TYSABRI products. Annually, during our long-range planning cycle, we perform an analysis of anticipated lifetime revenues of AVONEX and TYSABRI. This analysis is also updated whenever we determine events or changes in circumstances would significantly affect the anticipated lifetime revenues of either product.
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
Amortization of acquired intangible assets for the three months ended March 31, 2017, includes $353.6 million of impairment and amortization charges associated with our U.S. and rest of world licenses to Forward Pharma A/S's (Forward Pharma) intellectual property related to TECFIDERA acquired in the first quarter of 2017, as discussed further below.

TECFIDERA License Rights
In January 2017 we entered into a settlement and license agreement. Pursuant to this agreement, we obtained U.S. and rest of world licenses to Forward Pharma's intellectual property, including Forward Pharma's intellectual property related to TECFIDERA. In exchange, we paid Forward Pharma $1.25 billion in cash. During the fourth quarter of 2016, we recognized a pre-tax charge of $454.8 million and in the first quarter of 2017 we recognized an intangible asset of $795.2 million related to this agreement. The pre-tax charge recognized in the fourth quarter of 2016 represented the fair value of our licenses to Forward Pharma’s intellectual property for the period April 2014, when we started selling TECFIDERA, through December 31, 2016. The intangible asset represented the fair value of the U.S. and rest of world licenses to Forward Pharma’s intellectual property related to TECFIDERA revenues for the period January 2017, the month in which we entered into the agreement, through December 2020, the last month before royalty payments could first commence pursuant to the agreement.
We have two intellectual property disputes with Forward Pharma, one in the U.S. and one in the E.U., concerning intellectual property related to TECFIDERA. On March 31, 2017, the U.S. intellectual property dispute was decided in our favor. Forward Pharma has announced that it intends to appeal this decision. For additional information related to these disputes, please read Note 18, Litigation, to our condensed consolidated financial statements included in this report.
As we prevailed in the U.S. proceeding in March 2017, we evaluated the recoverability of the U.S. asset acquired from Forward Pharma and recorded an impairment charge to adjust the carrying value of the acquired U.S. asset to fair value reflecting the impact of the developments in the U.S. legal dispute. We also continued to amortize the remaining net book value of the U.S. and rest of world intangible assets in our condensed consolidated statements of income utilizing an economic consumption model.

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
The field of developing treatments for forms of neuropathic pain, such as TGN and idiopathic pulmonary fibrosis (IPF) are highly competitive and can be affected by changes to expected market candidates and changes in timing and the clinical development of our product candidates. There can be no assurance that we will be able to successfully develop BIIB074 for the treatment of TGN or STX-100 for the treatment of IPF, or other indications or that a successfully developed therapy will be able to secure sufficient pricing in a competitive market. Changes to clinical development plans, life cycle management strategies and changes in program economics, including foreign currency exchange rates, are evaluated regularly. We review amounts capitalized as acquired IPR&D for impairment at least annually, as of October 31, and whenever events or changes in circumstances indicate to us that the carrying value of the assets might not be recoverable. Our most recent impairment assessment as of October 31, 2016 resulted in no impairments.
For additional information related to the amortization of acquired intangible assets and our TECFIDERA settlement and license agreement please read Note 5, Intangible Assets and Goodwill, to our condensed consolidated financial statements included in this report.

Collaboration Profit (Loss) Sharing
Collaboration profit (loss) reflects the sharing of 50% of the profit or loss related to our biosimilars commercial agreement with Samsung Bioepis and our 50% sharing of the co-promotion profits or losses in the E.U. and Canada related to our collaboration agreement with AbbVie in the commercialization of ZINBRYTA.
We began to recognize revenues on sales of biosimilars in the first quarter of 2016. For the three months ended March 31, 2017, we shared collaboration profits and therefore recognized net expense of $20.8 million related to our biosimilars commercial agreement with Samsung Bioepis.
We began to recognize revenues on sales of ZINBRYTA in the E.U. in the third quarter of 2016. For the three months ended March 31, 2017, our recognition of income to reflect AbbVie's 50% sharing of the net collaboration losses in the E.U. and Canada was not significant.
For additional information related to our agreements with Samsung Bioepis and AbbVie please read Note 17, Collaborative and Other Relationships, to our condensed consolidated financial statements included in this report.

Other Income (Expense), Net
For the three months ended March 31, 2017, compared to the same period in 2016, the change in other income (expense), net was primarily due to an increase in interest income and the impact of foreign currency exchange gains recorded in the first quarter of 2017, compared to the prior year comparative period.

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
For the three months ended March 31, 2017, compared to the same period in 2016, the decrease in our effective tax rate was primarily due to a lower relative percentage of our earnings being recognized in the U.S., a high tax jurisdiction, along with a higher deduction for U.S. manufacturing activities and the favorable settlement of a state tax matter.
For more information on our uncertain tax positions and income tax rate reconciliation for the three months ended March 31, 2017 and 2016, please read Note 14, Income Taxes, to our condensed consolidated financial statements included in this report.

Financial Condition, Liquidity and Capital Resources
Our financial condition is summarized as follows:

(In millions, except percentages)	As of March 31, 2017	As of December 31, 2016	Change %
Financial assets:
Cash and cash equivalents	$924.0	$2,326.5	(60.3)%
Marketable securities — current	1,956.2	2,568.6	(23.8)%
Marketable securities — non-current	2,825.2	2,829.4	(0.1)%
Total cash, cash equivalents and marketable securities	$5,705.4	$7,724.5	(26.1)%
Borrowings:
Current portion of notes payable and other financing arrangements	$561.5	$4.7	**
Notes payable and other financing arrangements	5,952.7	6,512.7	(8.6)%
Total borrowings	$6,514.2	$6,517.4	—%
Working capital:
Current assets	$6,859.7	$8,732.2	(21.4)%
Current liabilities	(2,992.5)	(3,419.9)	(12.5)%
Total working capital	$3,867.2	$5,312.3	(27.2)%
** Percentage not meaningful.
For the three months ended March 31, 2017, certain significant cash flows were as follows:

•	$235.2 million in net cash flows provided by operating activities, including:

◦	$454.8 million payment made to Forward Pharma for the litigation and settlement charges that were accrued as of December 31, 2016; and

◦	$360.0 million in total payments for income taxes;

•	$795.2 million payment made to Forward Pharma to license intellectual property related to TECFIDERA;

•	$583.6 million used for share repurchases;

•	$302.7 million net cash contribution made to Bioverativ;

•	$300.0 million in contingent payments made to former shareholders of Fumapharm AG and holders of their rights; and

•	$210.0 million used for purchases of property, plant and equipment.

For the three months ended March 31, 2016, certain significant cash flows were as follows:

•	$1,015.8 million in net cash flows provided by operating activities, including:

◦	$97.2 million in total payments for income taxes;

•	$300.0 million in contingent payments made to former shareholders of Fumapharm AG and holders of their rights; and

•	$126.9 million used for purchases of property, plant and equipment.

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
Of the total cash, cash equivalents and marketable securities at March 31, 2017, approximately $4.3 billion was generated in foreign jurisdictions and is primarily intended for use in our foreign operations or in connection with business development transactions outside the U.S. In managing our day-to-day liquidity in the U.S., we do not rely on the unrepatriated earnings as a source of funds and we have not provided for U.S. federal or state income taxes on these undistributed foreign earnings.
For additional information related to certain risks that could negatively impact our financial position or future results of operations, please read the “Risk Factors” and “Quantitative and Qualitative Disclosures About Market Risk” sections of this report.

Share Repurchase Programs
In July 2016 our Board of Directors authorized a program to repurchase up to $5.0 billion of our common stock (2016 Share Repurchase Program). This authorization does not have an expiration date. All share repurchases under this authorization will be retired. During the three months ended March 31, 2017, we repurchased and retired 0.8 million shares of common stock at a cost of $218.2 million under this program.
From April 1, 2017 through April 25, 2017, we repurchased and expect to retire approximately 2.0 million shares of common stock at a cost of $542.5 million under our 2016 Share Repurchase Program. As of April 25, 2017, approximately $3.2 billion remains available to repurchase shares under this program.
In February 2011 our Board of Directors authorized a program to repurchase up to 20.0 million shares of common stock (2011 Share Repurchase Program). During the three months ended March 31, 2017, we repurchased 1.3 million shares of common stock at a cost of $365.4 million to complete this program. During the three months ended March 31, 2016, we did not repurchase any shares of common stock under our 2011 Share Repurchase Program.
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
The net decrease in cash, cash equivalents and marketable securities at March 31, 2017 from December 31, 2016 was primarily due to the payment made to Forward Pharma in connection with our January 2017 settlement and license agreement, cash used for share repurchases, the net cash contribution made to Bioverativ, contingent payments made to former shareholders of Fumapharm AG and holders of their rights and net purchases of property, plant and equipment. These cash outflows were partially offset by cash flows provided by operating activities.

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
During the third quarter of 2015, we entered into a $1.0 billion, 5-year senior unsecured revolving credit facility under which we are permitted to draw funds for working capital and general corporate purposes. The terms of the revolving credit facility include a financial covenant that requires us not to exceed a maximum consolidated leverage ratio. As of March 31, 2017, we had no outstanding borrowings and were in compliance with all covenants under this facility.
For a summary of the fair and carrying values of our outstanding borrowings as of March 31, 2017 and December 31, 2016, please read Note 6, Fair Value Measurements, to our condensed consolidated financial statements included in this report.

Working Capital
We define working capital as current assets less current liabilities. The decrease in working capital at March 31, 2017 from December 31, 2016 reflects a decrease in total current assets of $1.9 billion, partially offset by a $427.4 million decrease in current liabilities.
The decrease in total current assets was driven by a decrease in cash and cash equivalents and short-term marketable securities, as described above, and the contribution of certain accounts receivable, inventory, and other current assets to Bioverativ. These decreases were partially offset by an increase in accounts receivable related to our ongoing operations.
The decrease in current liabilities was driven by a reduction in accrued expenses primarily due to the payment of the $454.8 million charge that was accrued as of December 31, 2016 in relation to our settlement and license agreement with Forward Pharma and the payment of incentive compensation. These decreases were partially offset by the reclassification to current liabilities of $550.0 million of our 6.875% Senior Notes due March 1, 2018, as these notes are now due within one year.

Cash Flows
The following table summarizes our cash flow activity:

	For the Three Months Ended March 31,
(In millions, except percentages)	2017	2016	% Change
Net cash flows provided by operating activities	$235.2	$1,015.8	(76.8)%
Net cash flows used in investing activities	$(744.2)	$(1,203.2)	(38.1)%
Net cash flows used in financing activities	$(901.4)	$(5.0)	17,928.0%
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
For the three months ended March 31, 2017, compared to the same period in 2016, the decrease in net cash flows provided by operating activities was primarily due to the $454.8 million payment that was accrued as of December 31, 2016, in relation to our settlement and license agreement with Forward Pharma, and an increase in net payments for income taxes of approximately $263.0 million over the prior year comparative period.

Investing Activities
For the three months ended March 31, 2017, compared to the same period in 2016, the decrease in net cash flows used in investing activities was primarily due to an increase in net proceeds from sales of marketable securities, partially offset by the $795.2 million payment made to license Forward Pharma's intellectual property related to TECFIDERA, the $60.0 million milestone paid to Ionis and an increase in purchases of property, plant and equipment primarily related to the construction of our Solothurn, Switzerland facility.
Financing Activities
For the three months ended March 31, 2017, compared to the same period in 2016, the increase in net cash flows used by financing activities was primarily due to $583.6 million of cash used for share repurchases and the $302.7 million net cash contribution made to Bioverativ in connection with the spin-off of our hemophilia business.

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
There have been no material changes in our contractual obligations since December 31, 2016.
TYSABRI Contingent Payments
In 2013 we acquired from Elan Corporation plc (Elan) full ownership of all remaining rights to TYSABRI that we did not already own or control. Under the terms of the acquisition agreement, we are obligated to make contingent payments to Elan of 18% on annual worldwide net sales up to $2.0 billion and 25% on annual worldwide net sales that exceed $2.0 billion. Royalty payments to Elan and other third parties are recognized as cost of sales in our condensed consolidated statements of income. Elan was acquired by Perrigo Company plc (Perrigo) in December 2013, and Perrigo subsequently sold its rights to these payments to another third party effective January 2017.
Contingent Consideration related to Business Combinations
In connection with our acquisitions of Convergence, Stromedix, Inc. (Stromedix) and Biogen International Neuroscience GmbH (BIN), formerly Panima Pharmaceuticals AG, we agreed to make additional payments based upon the achievement of certain milestone events.
As the acquisitions of Convergence, Stromedix and BIN occurred after January 1, 2009, we record contingent consideration liabilities at their fair value on the acquisition date and revalue these obligations each reporting period.
We may pay up to approximately $1.2 billion in remaining milestones related to these acquisitions.

Fumapharm AG
In 2006 we acquired Fumapharm AG. As part of this acquisition we acquired FUMADERM and TECFIDERA (together, Fumapharm Products). We are required to make contingent payments to former shareholders of Fumapharm AG or holders of their rights based on the attainment of certain cumulative sales levels of Fumapharm Products and the level of total net sales of Fumapharm Products in the prior 12 month period.
During the three months ended March 31, 2017, we paid $300.0 million in contingent payments as we reached the $11.0 billion cumulative sales level related to the Fumapharm Products in the fourth quarter of 2016 and accrued $300.0 million upon reaching $12.0 billion in total cumulative sales of Fumapharm Products in the first quarter of 2017.
We will owe an additional $300.0 million contingent payment for every additional $1.0 billion in cumulative sales level of Fumapharm Products reached if the prior 12 months sales of the Fumapharm Products exceed $3.0 billion, until such time as the cumulative sales level reaches $20.0 billion, at which time no further contingent payments will be due. If the prior 12 months sales of Fumapharm Products are less than $3.0 billion, contingent payments remain payable on a decreasing tiered basis. These payments would be accounted for as an increase to goodwill as incurred, in accordance with the accounting standard applicable to business combinations when we acquired Fumapharm AG. Any portion of the payment that is tax deductible will be recorded as a reduction to goodwill. Payments are due within 60 days following the end of the quarter in which the applicable cumulative sales level has been reached.
Contingent Development, Regulatory and Commercial Milestone Payments
Based on our development plans as of March 31, 2017, we could make potential future milestone payments to third parties of up to approximately $2.7 billion, including approximately $0.4 billion in development milestones, approximately $0.7 billion in regulatory milestones and approximately $1.6 billion in commercial milestones, as part of our various collaborations, including licensing and development programs. Payments under these agreements generally become due and payable upon achievement of certain development, regulatory or commercial milestones. Because the achievement of these milestones had not occurred as of March 31, 2017, such contingencies have not been recorded in our financial statements. Amounts related to contingent milestone payments are not considered contractual obligations as they are contingent on the successful achievement of certain development, regulatory approval or commercial milestones.
We anticipate that we may pay approximately $138.0 million of milestone payments during the remainder of 2017, provided various development, regulatory or commercial milestones are achieved.
On April 13, 2017, we entered into an agreement to exclusively license BMS-986168, a Phase 2-ready experimental medicine with potential in Alzheimer's disease and PSP, from BMS. In exchange, we will make an upfront payment of $300.0 million and BMS may receive up to $410.0 million in additional milestone payments, and potential royalties. We will also assume all remaining obligations to the former stockholders of iPierian, Inc. related to BMS’s acquisition of the company in 2014. We may pay up to $550.0 million in remaining milestones, including a $60.0 million milestone, which may become payable in 2017, and potential royalties. The transaction is subject to customary closing conditions, including the expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 in the U.S., and is expected to close in the second quarter of 2017.
For additional information please read Note 17, Collaborative and Other Relationships, to our condensed consolidated financial statements included in this report.
Other Funding Commitments
As of March 31, 2017, we have several ongoing clinical studies in various clinical trial stages. Our most significant clinical trial expenditures are to contract research organizations (CROs). The contracts with CROs are generally cancellable, with notice, at our option. We recorded accrued expenses of approximately $30.0 million in our condensed consolidated balance sheet for expenditures incurred by CROs as of March 31, 2017. We have approximately $460.0 million in cancellable future commitments based on existing CRO contracts as of March 31, 2017.
Tax Related Obligations
We exclude liabilities pertaining to uncertain tax positions from our summary of contractual obligations as we cannot make a reliable estimate of the period of cash settlement with the respective taxing authorities. As of March 31, 2017, we have approximately $40.0 million of liabilities associated with uncertain tax positions.

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
New Accounting Standards
For a discussion of new accounting standards please read Note 1, Summary of Significant Accounting Policies - New Accounting Pronouncements, to our condensed consolidated financial statements included in this report.
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
For a discussion of our critical accounting estimates, please read Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2016 Form 10-K. There have been no material changes to these critical accounting estimates since our 2016 Form 10-K.

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
Foreign Currency Exchange Risk
Our results of operations are subject to foreign currency exchange rate fluctuations due to the global nature of our operations. We have operations or maintain distribution relationships in the U.S., Europe, Canada, Asia, and Central and South America. In addition, we recognize our share of pre-tax co-promotion profits on RITUXAN in Canada. As a result, our financial position, results of operations and cash flows can be affected by market fluctuations in foreign currency exchange rates, primarily with respect to the Euro, British pound sterling, Canadian dollar, Swiss franc, Danish krone and Japanese yen.
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
We have established revenue and operating expense hedging and balance sheet risk management programs to protect against volatility of future foreign currency cash flows and changes in fair value caused by volatility in foreign currency exchange rates.

In June 2016 the U.K. voted in a referendum to voluntarily depart from the E.U., known as Brexit, and in March 2017, the U.K. formally started the process for the U.K. to leave the E.U. The macroeconomic impact on our results of operations from these developments remains unknown. To date, the foreign currency exchange impact has been negligible since we hedged the balance sheet foreign currency exchange risk.
Revenue and Operating Expense Hedging Program
Our foreign currency hedging program is designed to mitigate, over time, a portion of the impact resulting from volatility in exchange rate changes on revenues and operating expenses. We use foreign currency forward contracts to manage foreign currency risk, with the majority of our forward contracts used to hedge certain forecasted revenue and operating expense transactions denominated in foreign currencies in the next 18 months. We do not engage in currency speculation. For a more detailed disclosure of our revenue and operating expense hedging program, please read Note 8, Derivative Instruments, to our condensed consolidated financial statements included in this report.
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

The following quantitative information includes the impact of currency movements on forward contracts used in our revenue, operating expense and balance sheet hedging programs. As of March 31, 2017 and December 31, 2016, a hypothetical adverse 10% movement in foreign currency rates compared to the U.S. dollar across all maturities would result in a hypothetical decrease in the fair value of forward contracts of approximately $174.0 million and $172.0 million, respectively. The estimated fair value change was determined by measuring the impact of the hypothetical exchange rate movement on outstanding forward contracts. Our use of this methodology to quantify the market risk of such instruments is subject to assumptions and actual impact could be significantly different. The quantitative information about market risk is limited because it does not take into account all foreign currency operating transactions.
Interest Rate Risk
Our investment portfolio includes cash equivalents and short-term investments. The fair value of our marketable securities is subject to change as a result of potential changes in market interest rates. The potential change in fair value for interest rate sensitive instruments has been assessed on a hypothetical 100 basis point adverse movement across all maturities. As of March 31, 2017 and December 31, 2016, we estimate that such hypothetical 100 basis point adverse movement would result in a hypothetical loss in fair value of approximately $47.0 million and $50.0 million, respectively, to our interest rate sensitive instruments. The fair values of our investments were determined using third-party pricing services or other market observable data.
To achieve a desired mix of fixed and floating interest rate debt, we entered into interest rate swap contracts during 2015 for certain of our fixed-rate debt. These derivative contracts effectively converted a fixed-rate interest coupon to a floating-rate LIBOR-based coupon over the life of the respective note. As of March 31, 2017 and December 31, 2016, a 100 basis-point adverse movement (increase in LIBOR) would increase annual interest expense by approximately $6.8 million.
Pricing Pressure
Governments in some international markets in which we operate have implemented measures aimed at reducing healthcare costs to limit the overall level of government expenditures. These implemented measures vary by country and include, among other things, mandatory rebates and discounts, prospective and possible retroactive price reductions and suspensions on price increases of pharmaceuticals.

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
Our products are also susceptible to increasing competition from generics and biosimilars in many markets. Generic versions of drugs and biosimilars are likely to be sold at substantially lower prices than branded products. Accordingly, the introduction of generic or biosimilar versions of our marketed products, as well as lower-priced competing products likely would significantly reduce both the price that we receive for such marketed products and the volume of products that we sell, which may have an adverse impact on our results of operations.
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
We believe that our allowance for doubtful accounts was adequate as of March 31, 2017 and December 31, 2016. However, if significant changes occur in the availability of government funding or the reimbursement practices of these or other governments, we may not be able to collect on amounts due to us from customers in such countries and our results of operations could be adversely affected.

Item 4.    Controls and Procedures
Disclosure Controls and Procedures and Internal Control over Financial Reporting
Controls and Procedures
We have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of March 31, 2017. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that (a) the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission’s rules and forms, and (b) such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II — OTHER INFORMATION
Item 1.    Legal Proceedings
Please refer to Note 18, Litigation, to our condensed consolidated financial statements included in this report, which is incorporated into this item by reference.
Item 1A.    Risk Factors
We are substantially dependent on revenues from our principal products.
Our current revenues depend upon continued sales of our principal products, and, unless we develop or acquire rights to new products and technologies, we may be substantially dependent on sales from our principal products for many years. Further, following the completion of the spin-off of our hemophilia business, our revenues are further reliant and concentrated on sales of our MS products in an increasingly competitive market, and revenue from sales of our product for SMA. Any of the following negative developments relating to any of our principal products may adversely affect our revenues and results of operations or could cause a decline in our stock price:

•	safety or efficacy issues;

•	the introduction or greater acceptance of competing products, including lower-priced competing products;

•
constraints and additional pressures on product pricing or price increases, including those resulting from governmental or regulatory requirements, increased competition, or changes in, or, implementation of, reimbursement policies and practices of payors and other third parties; or

•	adverse legal, administrative, regulatory or legislative developments.
SPINRAZA was recently approved by the FDA, and is in the early stages of commercial launch. In addition to risks associated with new product launches and the other factors described in these “Risk Factors”, our ability to successfully commercialize SPINRAZA may be adversely affected due to:

•	our limited marketing experience within the SMA market, which may impact our ability to develop relationships with the associated medical and scientific community;

•	the lack of readiness of healthcare providers to treat patients with SMA;

•	the effectiveness of our commercial strategy for marketing SPINRAZA; and

•	our ability to maintain a positive reputation among patients, healthcare providers and others in the SMA community, which may be impacted by pricing and reimbursement decisions relating to SPINRAZA.
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
Our products are also susceptible to increasing competition from generics and biosimilars in many markets. Generic versions of drugs and biosimilars are likely to be sold at substantially lower prices than branded products. Accordingly, the introduction of generic or biosimilar versions of our marketed products, as well as lower-priced competing products, likely would significantly reduce both the price that we receive for such marketed products and the volume of products that we sell, which may have an adverse impact on our results of operations.
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
Drug prices are under significant scrutiny in the markets in which our products are prescribed. We expect drug pricing and other health care costs to continue to be subject to intense political and societal pressures on a global basis. In addition, competition from current and future competitors may negatively impact our ability to maintain pricing and our market share. New products or treatments brought to market by our competitors could cause revenues for our products to decrease due to potential price reductions and lower sales volumes. As a result, our business and reputation may be harmed, our stock price may be adversely impacted and experience periods of volatility and our results of operations may be adversely impacted.

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
We may face uncertainties as a result of federal and administrative efforts to repeal, substantially modify or invalidate some or all of the provisions of the PPACA. There is no assurance that the PPACA, as currently enacted or as amended in the future, will not adversely affect our business and financial results, and we cannot predict how future federal or state legislative or administrative changes relating to healthcare reform will affect our business.
The administration has also indicated an intent to address prescription drug pricing and recent Congressional hearings have brought increased public attention to the costs of prescription drugs. These actions and the uncertainty about the future of the PPACA and healthcare laws may put downward pressure on pharmaceutical pricing and increase our regulatory burdens and operating costs.
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

Restrictions on use or significant safety warnings that may be required to be included in the label of our products, such as the risk of developing progressive multifocal leukoencephalopathy, a serious brain infection, in the label for certain of our products, may significantly reduce expected revenues for those products and require significant expense and management time.
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
Conducting clinical trials is a complex, time-consuming and expensive process. Our ability to complete clinical trials in a timely fashion depends in large part on a number of key factors. These factors include protocol design, regulatory and institutional review board approval, patient enrollment rates and compliance with current Good Clinical Practices. If we or our third-party clinical trial providers or third-party CROs do not successfully carry out these clinical activities, our clinical trials or the potential regulatory approval of a product candidate may be delayed or be unsuccessful.
We have opened clinical sites and are enrolling patients in a number of countries where our experience is limited. In most cases, we use the services of third parties to carry out our clinical trial related activities and rely on such parties to accurately report their results. Our reliance on third parties for these activities may impact our ability to control the timing, conduct, expense and quality of our clinical trials. One CRO has responsibility for a substantial portion of our clinical trial related activities and reporting. If this CRO does not adequately perform, many of our trials may be affected. We may need to replace our CROs. Although we believe there are a number of other CROs we could engage to continue these activities, the replacement of an existing CRO may result in the delay of the affected trials or otherwise adversely affect our efforts to obtain regulatory approvals and commercialize our product candidates.
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
We have experienced changes in management and other key personnel in critical functions across our organization, including our chief executive officer, and our heads of research and development and pharmaceutical operations and technology. Changes in management and other key personnel have the potential to disrupt our business, and any such disruption could adversely affect our operations, programs, growth, financial condition and results of operations. Further, new members of management may have different perspectives on programs and opportunities for our business, which may cause us to focus on new business opportunities or reduce or change emphasis on our existing business programs.
Our success is dependent upon our ability to attract and retain qualified management and key personnel in a highly competitive environment. Qualified individuals are in high demand, and we may incur significant costs to attract them, particularly at the executive level. We may face difficulty in attracting and retaining key talent for a number of reasons, such as management changes, the underperformance or discontinuation of one or more late stage programs or recruitment by competitors. We cannot assure you that we will be able to hire or retain the personnel necessary for our operations or that the loss of any such personnel will not have a material impact on our financial condition and results of operations.

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

•
Risks of Reliance on Third Parties and Single Source Providers. We rely on third-party suppliers and manufacturers for many aspects of our manufacturing process for our products and product candidates. In some cases, due to the unique manner in which our products are manufactured, we rely on single source providers of raw materials and manufacturing supplies. These third parties are independent entities subject to their own unique operational and financial risks that are outside of our control. These third parties may not perform their obligations in a timely and cost-effective manner or in compliance with applicable regulations, and they may be unable or unwilling to increase production capacity commensurate with demand for our existing or future products. Finding alternative providers could take a significant amount of time and involve significant expense due to the specialized nature of the services and the need to obtain regulatory approval of any significant changes to our suppliers or manufacturing methods. We cannot be certain that we could reach agreement with alternative providers or that the FDA or other regulatory authorities would approve our use of such alternatives.

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

•
Risks Relating to Compliance with current Good Manufacturing Practices (cGMP). We and our third-party providers are generally required to maintain compliance with cGMP and other stringent requirements and are subject to inspections by the FDA and comparable agencies in other jurisdictions to confirm such compliance. Any delay, interruption or other issues that arise in the manufacture, fill-finish, packaging or storage of our products as a result of a failure of our facilities or the facilities or operations of third parties to pass any regulatory agency inspection could significantly impair our ability to develop and commercialize our products. Significant noncompliance could also result in the imposition of monetary penalties or other civil or criminal sanctions and damage our reputation.

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
We depend on relationships with collaborators and other third parties for revenue, and for the development, regulatory approval, commercialization and marketing of certain products and product candidates, which are outside of our full control.
We rely on a number of significant collaborative and other third-party relationships for revenue, and for the development, regulatory approval, commercialization and marketing of certain of our products and product candidates. We also outsource to third parties certain aspects of our regulatory affairs and clinical development relating to our products and product candidates. Reliance on collaborative and other third-party relationships subjects us to a number of risks, including:

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

•
the interests of our collaborators or third parties may not always be aligned with our interests, and such parties may not pursue regulatory approvals or market a product in the same manner or to the same extent that we would, which could adversely affect our revenues;

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
On February 1, 2017, we distributed all of the then outstanding shares of Bioverativ common stock to Biogen shareholders in connection with the separation of our hemophilia business. In connection with the distribution, we entered into a separation and distribution agreement and various other agreements (including a transition services agreement, a tax matters agreement, a manufacturing and supply agreement, an employee matters agreement, an intellectual property matters agreement and certain other commercial agreements). These agreements govern the separation and distribution and the relationship between the us and Bioverativ going forward, including with respect to potential tax-related losses associated with the separation and distribution. They also provide for the performance of services by each company for the benefit of the other for a period of time (including under the manufacturing and supply agreement pursuant to which we will manufacture and supply certain products and materials to Bioverativ).

The spin-off of our hemophilia business as an independent public company is intended to qualify for tax-free treatment to Biogen and its shareholders under the Internal Revenue Code. Completion of the spin-off was conditioned upon, among other things, our receipt of a favorable opinion from our tax advisors with respect to the tax-free nature of the transaction. The opinion is not binding on the U.S. Internal Revenue Service, or the courts, and there can be no assurance that the IRS or the courts will not challenge the qualification of the spin-off as a tax-free transaction or that any such challenge would not prevail. If the spin-off is determined to be taxable, Biogen and its shareholders could incur significant tax liabilities, which could adversely affect our business, financial condition, or results of operations.
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
We may not achieve some or all of the anticipated benefits of the separation of Bioverativ, which may adversely affect our business.
We may not be able to achieve the full strategic and financial benefits expected to result from the separation of Bioverativ, or such benefits may be delayed or not occur at all. If we fail to achieve some or all of the expected benefits of the separation, or if such benefits are delayed, our business, financial condition, results of operations and the value of our stock could be adversely impacted.
A breakdown or breach of our technology systems could subject us to liability or interrupt the operation of our business.
We are increasingly dependent upon technology systems and data. Our computer systems continue to increase in multitude and complexity due to the growth in our business, making them potentially vulnerable to breakdown, malicious intrusion and random attack. Likewise, data privacy or security breaches by individuals authorized to access our technology systems or others may pose a risk that sensitive data, including intellectual property, trade secrets or personal information belonging to us, our patients, customers or other business partners, may be exposed to unauthorized persons or to the public. Cyber-attacks are increasing in their frequency, sophistication and intensity, and are becoming increasingly difficult to detect. They are often carried out by motivated, well-resourced, skilled and persistent actors including nation states, organized crime groups, “hacktivists" and employees or contractors acting with malicious intent. Cyber-attacks could include the deployment of harmful malware and key loggers, a denial-of-service attack, a malicious website, the use of social engineering and other means to affect the confidentiality, integrity and availability of our technology systems and data. Our key business partners face similar risks and any security breach of their systems could adversely affect our security posture. While we continue to build and improve our systems and infrastructure and believe we have taken appropriate security measures to reduce these risks to our data and information technology systems, there can be no assurance that our efforts will prevent breakdowns or breaches in our systems that could adversely affect our business and operations and/or result in the loss of critical or sensitive information, which could result in financial, legal, business or reputational harm to us. In addition, our liability insurance may not be sufficient in type or amount to cover us against claims related to security breaches, cyber-attacks and other related breaches.

If we fail to comply with the extensive legal and regulatory requirements affecting the health care industry, we could face increased costs, penalties and a loss of business.
Our activities, and the activities of our collaborators, distributors and other third-party providers, are subject to extensive government regulation and oversight both in the U.S. and in foreign jurisdictions. The FDA and comparable agencies in other jurisdictions directly regulate many of our most critical business activities, including the conduct of preclinical and clinical studies, product manufacturing, advertising and promotion, product distribution, adverse event reporting and product risk management. Our interactions in the U.S. or abroad with physicians and other health care providers that prescribe or purchase our products are also subject to government regulation designed to prevent fraud and abuse in the sale and use of the products and place significant restrictions on the marketing practices of health care companies. Health care companies such as ours are facing heightened scrutiny of their relationships with health care providers from anti-corruption enforcement officials. In addition, health care companies such as ours have been the target of lawsuits and investigations alleging violations of government regulation, including claims asserting submission of incorrect pricing information, impermissible off-label promotion of pharmaceutical products, payments intended to influence the referral of health care business, submission of false claims for government reimbursement, antitrust violations or violations related to environmental matters. There is also enhanced scrutiny of company-sponsored patient assistance programs, including insurance premium and co-pay assistance programs and donations to third-party charities that provide such assistance. If we or our vendors or donation recipients are deemed to fail to comply with relevant laws, regulations or government guidance in the operation of these programs, we could be subject to significant fines or penalties. Risks relating to compliance with laws and regulations may be heightened as we continue to expand our global operations and enter new therapeutic areas with different patient populations, which may have different product distribution methods, marketing programs or patient assistance programs from those we currently utilize or support.
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

•
the hiring freeze implemented by the federal government in 2017, including at the FDA, could impact the review and potential approval of new products, which may adversely affect our business and financial condition;

•
requirements that provide for increased transparency of clinical trial results and quality data, such as the European Medicines Agency's clinical transparency policy, which could impact our ability to protect trade secrets and competitively-sensitive information contained in approval applications or could be misinterpreted leading to reputational damage, misperception or legal action, which could harm our business; and

•
changes in FDA and foreign regulations that may require additional safety monitoring, labeling changes, restrictions on product distribution or use, or other measures after the introduction of our products to market, which could increase our costs of doing business, adversely affect the future permitted uses of approved products or otherwise adversely affect the market for our products.

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
In addition to U.S. tax reform proposals, the adoption of some or all of the recommendations set forth in the Organization for Economic Co-operation and Development’s project on “Base Erosion and Profit Shifting” by tax authorities in the countries in which we operate could negatively impact our effective tax rate. These recommendations focus on payments from affiliates in high tax jurisdictions to affiliates in lower tax jurisdictions and the activities that give rise to a taxable presence in a particular country.
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
We are increasing our presence in international markets, particularly emerging markets, subjecting us to many risks that could adversely affect our business and revenues, such as:

•	the inability to obtain necessary foreign regulatory or pricing approvals of products in a timely manner;

•	uncertainties regarding the collectability of accounts receivable;

•	fluctuations in foreign currency exchange rates, in particular the recent strength of the U.S. dollar versus foreign currencies, which has adversely impacted our revenues and net income;

•	difficulties in staffing and managing international operations;

•	the imposition of governmental controls;

•	less favorable intellectual property or other applicable laws;

•	increasingly complex standards for complying with foreign laws and regulations that may differ substantially from country to country and may conflict with corresponding U.S. laws and regulations;

•	the far-reaching anti-bribery and anti-corruption legislation in the U.K., including the U.K. Bribery Act 2010, and elsewhere and escalation of investigations and prosecutions pursuant to such laws;

•	compliance with complex import and export control laws;

•	restrictions on direct investments by foreign entities and trade restrictions;

•	greater political or economic instability; and

•	changes in tax laws and tariffs.
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
Our revenues are also subject to foreign currency exchange rate fluctuations due to the global nature of our operations. Although we have foreign currency forward contracts to hedge specific forecasted transactions denominated in foreign currencies, our efforts to mitigate the impact of fluctuating currency exchange rates may not be successful. As a result, currency fluctuations among our reporting currency, the U.S. dollar and the currencies in which we do business will affect our operating results, often in unpredictable ways. Our net income may also fluctuate due to the impact of charges we may be required to take with respect to foreign currency hedge transactions. In particular, we may incur higher than expected charges from hedge ineffectiveness or from the termination of a hedge relationship.
Our operating results during any one period do not necessarily suggest the anticipated results of future periods.

We are pursuing opportunities to expand our manufacturing capacity for future clinical and commercial requirements for product candidates, which will result in the incurrence of significant investment with no assurance that such investment will be recouped.
While we believe we currently have sufficient large scale manufacturing capacity to meet our near-term manufacturing requirements, it is probable that we would need additional large scale manufacturing capacity to support future clinical and commercial manufacturing requirements for product candidates in our pipeline, if such candidates are successful and approved. We are building a large scale biologics manufacturing facility in Solothurn, Switzerland and acquired an additional manufacturing facility in Research Triangle Park, North Carolina. Due to the long lead times necessary for the expansion of manufacturing capacity, we expect to make significant investments to build or expand our facilities or obtain third-party contract manufacturers with no assurance that such investment will be recouped. If we are unable to adequately and timely manufacture and supply our products and product candidates or if we do not fully utilize our manufacturing facilities, our business may be harmed.
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

•
Failure to Gain Market and Patient Acceptance. Market success of biosimilar products will be adversely affected if patients, physicians and/or payers do not accept biosimilar products as safe and efficacious products offering a more competitive price or other benefit over existing therapies;

•	Ability to Provide Adequate Supply. Manufacturing biosimlars is complex. If we encounter any manufacturing or supply chain difficulties, we may be unable to meet higher than anticipated demand; and

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
From time to time our Board of Directors authorizes stock repurchase programs, including most recently our 2016 Share Repurchase Program. The amount and timing of stock repurchases are subject to capital availability and our determination that stock repurchases are in the best interest of our shareholders and are in compliance with all respective laws and our agreements applicable to the repurchase of stock. Our ability to repurchase stock will depend upon, among other factors, our cash balances and potential future capital requirements for strategic transactions, our results of operations, our financial condition and other factors beyond our control that we may deem relevant. A reduction in, or the completion or expiration of, our stock repurchase programs could have a negative effect on our stock price. We can provide no assurance that we will repurchase stock at favorable prices, if at all.
We may not be able to access the capital and credit markets on terms that are favorable to us.
We may seek access to the capital markets to supplement our existing funds and cash generated from operations for working capital, capital expenditure and debt service requirements and other business initiatives. The capital and credit markets have experienced extreme volatility and disruption, which leads to uncertainty and liquidity issues for both borrowers and investors. In the event of adverse capital and credit market conditions, we may be unable to obtain capital market financing on favorable terms. Changes in credit ratings issued by nationally recognized credit rating agencies could also adversely affect our cost of financing and the market price of our securities.
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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table summarizes our common stock repurchase activity under our 2016 Share Repurchase Program during the first quarter of 2017:

Period	Total Number of Shares Purchased (#)	Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Programs (#)	Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under Our Programs ($ in millions)
January 2017	—	—	—	$4,000.0
February 2017	—	—	—	$4,000.0
March 2017	775,000	281.57	775,000	$3,781.8
Total	775,000	281.57
The following table summarizes our common stock repurchase activity under our 2011 Share Repurchase Program during the first quarter of 2017:

Period	Total Number of Shares Purchased (#)	Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Programs (#)	Maximum Number of Shares That May Yet Be Purchased Under Our Programs (#)
January 2017	—	—	—	1,264,156
February 2017	600,000	286.02	600,000	664,156
March 2017	664,156	291.72	664,156	—
Total	1,264,156	289.02
In July 2016 our Board of Directors authorized a program to repurchase up to $5.0 billion of our common stock (2016 Share Repurchase Program). This authorization does not have an expiration date. All share repurchases under this authorization will be retired. During the three months ended March 31, 2017, we repurchased and retired 0.8 million shares of common stock at a cost of $218.2 million under this program.
From April 1, 2017 through April 25, 2017, we repurchased and expect to retire approximately 2.0 million shares of common stock at a cost of $542.5 million under our 2016 Share Repurchase Program. During this time, we paid an average price per share of $271.26. As of April 25, 2017, approximately $3.2 billion remains available to repurchase shares under this program.
In February 2011 our Board of Directors authorized a program to repurchase up to 20.0 million shares of common stock (2011 Share Repurchase Program). This authorization did not have an expiration date. During the three months ended March 31, 2017, we repurchased 1.3 million shares of common stock at a cost of $365.4 million to complete this program. During the three months ended March 31, 2016, we did not repurchase any shares of common stock under our 2011 Share Repurchase Program.
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

BIOGEN INC.

/s/ Paul J. Clancy
Paul J. Clancy
Executive Vice President and
Chief Financial Officer
(principal financial officer)
April 25, 2017

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

2.1	Separation Agreement between Biogen Inc. and Bioverativ Inc. Filed as Exhibit 2.1 to our Current Report on Form 8-K filed February 2, 2017.

10.1
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

101++
The following materials from Biogen Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

+    Filed herewith
++    Furnished herewith