Form 10-Q
period 2017-06-30
BIOGEN INC.
filed 2017-07-25
CIK 875045

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒
The number of shares of the issuer’s Common Stock, $0.0005 par value, outstanding as of July 21, 2017 was 211,431,746 shares.

BIOGEN INC.
FORM 10-Q — Quarterly Report
For the Quarterly Period Ended June 30, 2017

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
These forward-looking statements involve risks and uncertainties, including those that are described in the “Risk Factors” section of this report and elsewhere in this report that could cause actual results to differ materially from those reflected in such statements. You should not place undue reliance on these statements. Forward-looking statements speak only as of the date of this report. Except as required by law, we do not undertake any obligation to publicly update any forward-looking statements, whether as a result of new information, future developments or otherwise.

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

NOTE REGARDING TRADEMARKS
AVONEX®, PLEGRIDY®, RITUXAN®, SPINRAZA®, TECFIDERA®, TYSABRI® and ZINBRYTA® are registered trademarks of Biogen. BENEPALITM, CIRARATM, FLIXABITM, FUMADERMTM and IMRALDITM are trademarks of Biogen. ALPROLIX®, ELOCTATE®, ENBREL®, FAMPYRATM, GAZYVA®, HUMIRA®, OCREVUSTM, REMICADE® and other trademarks referenced in this report are the property of their respective owners.

PART I FINANCIAL INFORMATION

BIOGEN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited, in millions, except per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Revenues:
Product, net	$2,639.7	$2,466.0	$5,019.8	$4,775.4
Revenues from anti-CD20 therapeutic programs	397.1	349.2	737.7	678.7
Other	41.6	79.0	131.6	166.9
Total revenues	3,078.4	2,894.2	5,889.1	5,621.0
Cost and expenses:
Cost of sales, excluding amortization of acquired intangible assets	366.2	370.3	750.8	683.3
Research and development	796.2	473.1	1,219.6	910.4
Selling, general and administrative	430.2	492.4	929.3	989.7
Amortization of acquired intangible assets	117.5	92.9	566.0	181.7
Acquired in-process research and development	120.0	—	120.0	—
Collaboration profit (loss) sharing	26.5	(5.6)	47.3	(5.6)
(Gain) loss on fair value remeasurement of contingent consideration	21.2	10.6	31.2	12.9
Restructuring charges	—	—	—	9.7
Total cost and expenses	1,877.8	1,433.7	3,664.2	2,782.1
Income from operations	1,200.6	1,460.5	2,224.9	2,838.9
Other income (expense), net	(68.2)	(58.5)	(105.8)	(111.3)
Income before income tax expense and equity in loss of investee, net of tax	1,132.4	1,402.0	2,119.1	2,727.6
Income tax expense	269.6	353.6	508.8	710.0
Equity in loss of investee, net of tax	—	—	—	—
Net income	862.8	1,048.4	1,610.3	2,017.6
Net income (loss) attributable to noncontrolling interests, net of tax	—	(1.4)	(0.1)	(3.1)
Net income attributable to Biogen Inc.	$862.8	$1,049.8	$1,610.4	$2,020.7
Net income per share:
Basic earnings per share attributable to Biogen Inc.	$4.07	$4.79	$7.53	$9.23
Diluted earnings per share attributable to Biogen Inc.	$4.07	$4.79	$7.52	$9.21
Weighted-average shares used in calculating:
Basic earnings per share attributable to Biogen Inc.	211.9	219.1	213.7	219.0
Diluted earnings per share attributable to Biogen Inc.	212.2	219.4	214.0	219.3

See accompanying notes to these unaudited condensed consolidated financial statements.

BIOGEN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in millions)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Net income attributable to Biogen Inc.	$862.8	$1,049.8	$1,610.4	$2,020.7
Other comprehensive income:
Unrealized gains (losses) on securities available for sale, net of tax	7.2	4.5	5.6	7.0
Unrealized gains (losses) on cash flow hedges, net of tax	(103.0)	29.3	(126.8)	(18.3)
Unrealized gains (losses) on pension benefit obligation, net of tax	(0.6)	0.7	(0.5)	0.9
Currency translation adjustment	82.8	(58.0)	102.8	(48.4)
Total other comprehensive income (loss), net of tax	(13.6)	(23.5)	(18.9)	(58.8)
Comprehensive income attributable to Biogen Inc.	849.2	1,026.3	1,591.5	1,961.9
Comprehensive income (loss) attributable to noncontrolling interests, net of tax	—	(1.4)	(0.1)	(3.1)
Comprehensive income	$849.2	$1,024.9	$1,591.4	$1,958.8

See accompanying notes to these unaudited condensed consolidated financial statements.

BIOGEN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in millions, except per share amounts)

	As of June 30, 2017	As of December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$1,169.5	$2,326.5
Marketable securities	1,723.5	2,568.6
Accounts receivable, net	1,630.2	1,441.6
Due from anti-CD20 therapeutic programs	502.9	300.6
Inventory	936.5	1,001.6
Other current assets	1,146.1	1,093.3
Total current assets	7,108.7	8,732.2
Marketable securities	2,632.7	2,829.4
Property, plant and equipment, net	2,827.6	2,501.8
Intangible assets, net	4,051.3	3,808.3
Goodwill	3,870.4	3,669.3
Investments and other assets	1,268.3	1,335.8
Total assets	$21,759.0	$22,876.8
LIABILITIES AND EQUITY
Current liabilities:
Current portion of notes payable and other financing arrangements	$559.9	$4.7
Taxes payable	52.6	231.9
Accounts payable	330.3	279.8
Accrued expenses and other	2,436.9	2,903.5
Total current liabilities	3,379.7	3,419.9
Notes payable and other financing arrangements	5,954.0	6,512.7
Deferred tax liability	100.8	93.1
Other long-term liabilities	750.9	722.5
Total liabilities	10,185.4	10,748.2
Commitments and contingencies
Equity:
Biogen Inc. shareholders’ equity
Preferred stock, par value $0.001 per share	—	—
Common stock, par value $0.0005 per share	0.1	0.1
Additional paid-in capital	19.3	—
Accumulated other comprehensive loss	(338.8)	(319.9)
Retained earnings	14,881.7	15,071.6
Treasury stock, at cost	(2,977.1)	(2,611.7)
Total Biogen Inc. shareholders’ equity	11,585.2	12,140.1
Noncontrolling interests	(11.6)	(11.5)
Total equity	11,573.6	12,128.6
Total liabilities and equity	$21,759.0	$22,876.8

See accompanying notes to these unaudited condensed consolidated financial statements.

BIOGEN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in millions)

	For the Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net income	$1,610.3	$2,017.6
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation, amortization and acquired in-process research and development	814.6	325.1
Share-based compensation	67.3	84.1
Deferred income taxes	(20.5)	(30.2)
Other	73.5	28.9
Changes in operating assets and liabilities, net:
Accounts receivable	(301.2)	(65.0)
Inventory	(85.3)	(128.3)
Accrued expenses and other current liabilities	(452.3)	(116.4)
Income tax assets and liabilities	(114.7)	(76.7)
Other changes in operating assets and liabilities, net	(187.3)	(25.1)
Net cash flows provided by operating activities	1,404.4	2,014.0
Cash flows from investing activities:
Proceeds from sales and maturities of marketable securities	3,584.5	2,823.6
Purchases of marketable securities	(2,536.0)	(3,833.3)
Contingent consideration related to Fumapharm AG acquisition	(600.0)	(600.0)
Acquired in-process research and development	(120.0)	—
Purchases of property, plant and equipment	(407.7)	(263.7)
Acquisitions of intangible assets	(860.3)	—
Other	(7.3)	(65.9)
Net cash flows used in investing activities	(946.8)	(1,939.3)
Cash flows from financing activities:
Purchases of treasury stock	(1,365.4)	—
Payments related to issuance of stock for share-based compensation arrangements, net	(17.8)	(21.9)
Net cash contribution to Bioverativ Inc.	(302.7)	—
Other	33.5	1.1
Net cash flows used in financing activities	(1,652.4)	(20.8)
Net (decrease) increase in cash and cash equivalents	(1,194.8)	53.9
Effect of exchange rate changes on cash and cash equivalents	37.8	0.1
Cash and cash equivalents, beginning of the period	2,326.5	1,308.0
Cash and cash equivalents, end of the period	$1,169.5	$1,362.0

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
Our marketed products include TECFIDERA, AVONEX, PLEGRIDY, TYSABRI, ZINBRYTA and FAMPYRA for multiple sclerosis (MS), SPINRAZA for the treatment of spinal muscular atrophy (SMA) and FUMADERM for the treatment of severe plaque psoriasis. We also have certain business and financial rights with respect to RITUXAN for the treatment of non-Hodgkin's lymphoma, chronic lymphocytic leukemia (CLL) and other conditions, GAZYVA indicated for the treatment of CLL and follicular lymphoma, OCREVUS indicated for the treatment of primary progressive MS and relapsing MS, and other potential anti-CD20 therapies under a collaboration agreement with Genentech, Inc., a wholly-owned member of the Roche Group.
We support our drug discovery and development efforts through the commitment of significant resources to discovery, research and development programs and business development opportunities, particularly within areas of our scientific, manufacturing and technical capabilities. We intend to invest in the future across our core growth areas of MS and neuroimmunology, Alzheimer's disease and dementia, Parkinson's disease and movement disorders, and neuromuscular diseases including SMA and amyotrophic lateral sclerosis (ALS). Further, we see opportunities to invest in emerging growth areas such as pain, ophthalmology, neuropsychiatry, and acute neurology. In addition, we are employing innovative technologies to discover potential treatments for rare and genetic disorders, including new ways of treating diseases through gene therapy.
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
For additional information related to the spin-off of our hemophilia business, please read Note 3, Hemophilia Spin-Off, to these condensed consolidated financial statements.
Basis of Presentation
In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of our financial statements for interim periods in accordance with accounting principles generally accepted in the United States (U.S. GAAP). The information included in this quarterly report on Form 10-Q should be read in conjunction with our consolidated financial statements and the accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2016 (2016 Form 10-K). Our accounting policies are described in the “Notes to Consolidated Financial Statements” in our 2016 Form 10-K and updated, as necessary, in this Form 10-Q. The year-end condensed consolidated balance sheet data presented for comparative purposes was derived from our audited financial statements, but does not include all disclosures required by U.S. GAAP. The results of operations for the three and six months ended June 30, 2017, are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.
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
We adopted the following new standards effective January 1, 2017:

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
In May 2014 the FASB issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes all existing revenue recognition requirements, including most industry-specific guidance. The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. The FASB has subsequently issued amendments to ASU No. 2014-09 that have the same effective date and transition date of January 1, 2018. We expect to adopt these standards using the modified retrospective

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

method. We have performed a review of the new standards as compared to our current accounting policies with respect to our product revenues, and a review of our customer contracts is in process. As of June 30, 2017, we have not identified any accounting changes that would materially impact the amount of reported product revenues. During the second half of 2017, we plan to finalize our review of product revenues as well as our other revenue streams to determine the impact that this standard may have on our results of operations, financial position and disclosures.
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
In October 2016 the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfer of Assets Other Than Inventory. The new standard eliminates the deferral of the tax effects of intra-entity transfers of an asset other than inventory. Under the new standard, entities should recognize the income tax consequences on an intra-entity transfer of an asset other than inventory when the transfer occurs. The new standard will be effective for us on January 1, 2018. We expect to adopt this standard using the modified retrospective method applied through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The adoption

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

of this standard is expected to have a material impact on our net financial position; however, the final effect of the adoption of this standard will depend on the nature and amount of future transactions.
In January 2017 the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The new standard clarifies the definition of a business and provides a screen to determine when an integrated set of assets and activities is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. The new standard will be effective for us on January 1, 2018; however, we have adopted this standard as of January 1, 2017, with prospective application to any business development transaction.
In January 2017 the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test of Goodwill Impairment. The new standard eliminates Step 2 from the goodwill impairment test. Under the amendments in ASU No. 2017-04, an entity should recognize an impairment charge for the amount by which the carrying amount of a reporting unit exceeds that reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The new standard will be effective for us on January 1, 2020; however, early adoption is permitted. We intend to early adopt this standard as of October 31, 2017, during our annual review of goodwill. The adoption of this standard is not expected to have a material impact on our financial position or results of operations.
In March 2017 the FASB issued ASU No. 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The new standard will require that an employer disaggregate the service cost component from the other components of net benefit cost. The amendments also provide explicit guidance on how to present the service cost component and the other components of net benefit cost in the income statement and allow only the service cost component of net benefit cost to be eligible for capitalization. The other components of the net periodic benefit cost must be presented separately from the line items that include service cost and outside of any subtotal of operating income on the condensed consolidated statements of income. The new standard will be effective for us on January 1, 2018. The adoption of this standard is not expected to have a material impact on our financial position or results of operations.
In March 2017 the FASB issued ASU No. 2017-08, Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities. The new standard amends the amortization period for certain purchased callable debt securities held at a premium by shortening the amortization period for the premium to the earliest call date. The new standard will be effective for us on January 1, 2019. We are currently evaluating the potential impact that this standard may have on our financial position and results of operations.
In May 2017 the FASB issued ASU No. 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting. The new standard provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The new standard will be effective for us on January 1, 2018; however, early adoption is permitted. The adoption of this standard is not expected to have a material impact on our financial position or results of operations.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

2.    Acquisitions
On May 15, 2017, we completed an asset purchase of the Phase 3 candidate, CIRARA (now known as BIIB093), from Remedy Pharmaceuticals Inc. (Remedy). The target indication for BIIB093 is large hemispheric infarction (LHI), a severe form of ischemic stroke where brain swelling (cerebral edema) often leads to a disproportionately large share of stroke-related morbidity and mortality. The U.S. Food and Drug Administration (FDA) recently granted BIIB093 Orphan Drug Designation for severe cerebral edema in patients with acute ischemic stroke. The FDA has also granted BIIB093 Fast Track designation. Under the terms of the purchase agreement, we will have responsibility for the future development and commercialization of BIIB093 and have agreed to pay Remedy certain development and sales based milestone payments, which are substantially payable upon or after regulatory approval, as well as royalties on future commercial sales. Remedy will share in the cost of development for the target indication for BIIB093 in LHI stroke.
We are accounting for this transaction as an asset acquisition as we did not acquire any employees from Remedy nor did we acquire any significant processes required in the development of BIIB093. Upon closing of the transaction, we made a $120.0 million upfront payment, which was recorded as acquired in-process research and development in our condensed consolidated statements of income as BIIB093 has not yet reached technological feasibility.
3.    Hemophilia Spin-Off
On February 1, 2017, we completed the spin-off of our hemophilia business, Bioverativ, as an independent, publicly traded company trading under the symbol "BIVV" on the Nasdaq Global Select Market. The spin-off was accomplished through the distribution of all the then outstanding shares of common stock of Bioverativ to Biogen shareholders, who received one share of Bioverativ common stock for every two shares of Biogen common stock they owned. The separation and distribution was structured to be tax-free for shareholders for federal income tax purposes. Bioverativ assumed all of our rights and obligations under our collaboration agreement with Swedish Orphan Biovitrum AB and our collaboration and license agreement with Sangamo Biosciences Inc.
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
The services under these agreements generally commenced on February 1, 2017 (the distribution date), and are expected to terminate within 12 months of the distribution date, with the exception of the manufacturing and supply agreement, which has an initial term of five years, with a five year extension at Bioverativ's sole discretion and a further five year extension with Bioverativ's and our consent.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

In connection with the distribution we made a net cash contribution to Bioverativ, during the first quarter of 2017, totaling $302.7 million. The following table summarizes the assets and liabilities that were charged against equity as a result of the spin-off of our hemophilia business:

(In millions)
Assets
Cash	$302.7
Accounts receivable	144.7
Inventory	116.1
Property, plant and equipment, net	20.2
Intangible assets, net	56.8
Goodwill	314.1
Other, net	53.7
Assets transferred, net	$1,008.3

Liabilities
Accrued expenses and other current liabilities	$87.8
Other long-term liabilities	67.7
Liabilities transferred, net	$155.5
Under the manufacturing and supply agreement, we manufacture and supply certain products and materials to Bioverativ. For the three and six months ended June 30, 2017, we recognized $4.0 million and $7.1 million, respectively, in revenues in relation to these services, which is reflected as a component of other revenues in our condensed consolidated statements of income. We also recorded $3.7 million and $6.6 million as cost of sales in relation to these services during the three and six months ended June 30, 2017, respectively.
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
Amounts earned under the non-manufacturing and supply related transaction service agreements are recorded as a reduction of costs and expenses in their respective expense line items, primarily in selling, general and administrative expenses, in our condensed consolidated statements of income. For the three and six months ended June 30, 2017, these amounts were not significant.
Hemophilia related product revenues reflected in our condensed consolidated statements of income for the six months ended June 30, 2017, totaled $74.4 million, as compared to $205.0 million and $387.7 million for the three and six months ended June 30, 2016, respectively. Results for the six months ended June 30, 2017, only reflect hemophilia-related product revenues through January 31, 2017.
Patents
Prior to the spin-off of our hemophilia business, we were awarded various methods of treatment and composition of matter patents related to ELOCTATE and ALPROLIX. Upon completion of the spin-off, these patents were transferred to the patent portfolio of Bioverativ.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

4.    Reserves for Discounts and Allowances
An analysis of the change in reserves for discounts and allowances is summarized as follows:

(In millions)	Discounts	Contractual Adjustments	Returns	Total
Balance, as of December 31, 2016	$71.6	$482.7	$51.2	$605.5
Current provisions relating to sales in current year	276.9	1,120.0	15.2	1,412.1
Adjustments relating to prior years	(0.2)	10.1	(8.4)	1.5
Payments/credits relating to sales in current year	(186.5)	(649.9)	—	(836.4)
Payments/credits relating to sales in prior years	(67.6)	(379.1)	(11.7)	(458.4)
Balance, as of June 30, 2017	$94.2	$583.8	$46.3	$724.3
The total reserves above, which are included in our condensed consolidated balance sheets, are summarized as follows:

(In millions)	As of June 30, 2017	As of December 31, 2016
Reduction of accounts receivable	$191.0	$166.9
Component of accrued expenses and other	533.3	438.6
Total reserves	$724.3	$605.5
5.    Inventory
The components of inventory are summarized as follows:

(In millions)	As of June 30, 2017	As of December 31, 2016
Raw materials	$148.3	$170.4
Work in process	629.3	698.7
Finished goods	184.2	170.3
Total inventory	$961.8	$1,039.4

Balance Sheet Classification:
Inventory	$936.5	$1,001.6
Investments and other assets	25.3	37.8
Total inventory	$961.8	$1,039.4
Long-term inventory, which primarily consists of work in process, is included in investments and other assets in our condensed consolidated balance sheets.
Balances in the table above as of June 30, 2017, also reflect the elimination of certain amounts transferred to Bioverativ in connection with the completion of the spin-off of our hemophilia business. Balances transferred to Bioverativ related to work in process and finished goods inventory totaled $84.5 million and $31.6 million, respectively.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

6.    Intangible Assets and Goodwill
Intangible Assets
Intangible assets, net of accumulated amortization, impairment charges and adjustments, are summarized as follows:

		As of June 30, 2017			As of December 31, 2016
(In millions)	Estimated Life	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Out-licensed patents	13-23 years	$543.3	$(529.8)	$13.5	$543.3	$(523.6)	$19.7
Developed technology	15-23 years	3,005.3	(2,662.2)	343.1	3,005.3	(2,634.3)	371.0
In-process research and development	Indefinite until commercialization	668.6	—	668.6	648.0	—	648.0
Trademarks and tradenames	Indefinite	64.0	—	64.0	64.0	—	64.0
Acquired and in-licensed rights and patents	4-18 years	3,937.1	(975.0)	2,962.1	3,481.7	(776.1)	2,705.6
Total intangible assets		$8,218.3	$(4,167.0)	$4,051.3	$7,742.3	$(3,934.0)	$3,808.3
For the three and six months ended June 30, 2017, amortization of acquired intangible assets totaled $117.5 million and $566.0 million, respectively, as compared to $92.9 million and $181.7 million, respectively, in the prior year comparative periods. Amortization of acquired intangible assets for the three and six months ended June 30, 2017, includes $29.4 million and $383.0 million, respectively, of amortization and impairment charges related to our U.S. and rest of world licenses to Forward Pharma A/S' (Forward Pharma) intellectual property related to TECFIDERA, as further discussed below. In-process research and development balances include adjustments related to foreign currency exchange rate fluctuations.
Balances in the table above as of June 30, 2017, also reflect the elimination of certain amounts transferred to Bioverativ in connection with the completion of the spin-off of our hemophilia business. For additional information relating to the spin-off of our hemophilia business, please read Note 3, Hemophilia Spin-Off, to these condensed consolidated financial statements.
Developed Technology
Developed technology primarily relates to our AVONEX product, which was recorded in connection with the merger of Biogen, Inc. and IDEC Pharmaceuticals Corporation in 2003. The net book value of this asset as of June 30, 2017, was $335.9 million.
Acquired and In-licensed Rights and Patents
Acquired and in-licensed rights and patents primarily relate to our acquisition of all remaining rights to TYSABRI from Elan Corporation plc. The net book value of this asset as of June 30, 2017, was $2,351.8 million. The increase in acquired and in-licensed rights and patents during the six months ended June 30, 2017, reflects the $50.0 million milestone due to Ionis Pharmaceuticals, Inc. for the approval of SPINRAZA for the treatment of SMA in the E.U. and net amounts related to our TECFIDERA license rights, as described below.
TECFIDERA License Rights
In January 2017 we entered into a settlement and license agreement among Biogen Swiss Manufacturing GmbH, Biogen International Holding Ltd., Forward Pharma and certain related parties, which was effective as of February 1, 2017. Pursuant to the agreement, we obtained U.S. and rest of world licenses to Forward Pharma's intellectual property, including Forward Pharma's intellectual property related to TECFIDERA. In exchange, we agreed to pay Forward Pharma $1.25 billion in cash. During the fourth quarter of 2016, we recognized a pre-tax charge of $454.8 million related to this agreement, representing the fair value of our license to Forward Pharma’s intellectual property for the period April 2014, when we started selling TECFIDERA, through December 31, 2016. For additional

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

information related to this agreement, please read Note 21, Commitments and Contingencies, to our consolidated financial statements included in our 2016 Form 10-K.
We paid the $1.25 billion in February 2017 and recognized an intangible asset of $795.2 million. The asset represented the fair value of the U.S. and rest of world licenses to Forward Pharma’s intellectual property related to TECFIDERA revenues for the period January 2017, the month in which we entered into this agreement, through December 2020, the last month before royalty payments could first commence pursuant to this agreement.
We have two intellectual property disputes with Forward Pharma, one in the U.S. and one in the E.U., concerning intellectual property related to TECFIDERA. In March 2017 the U.S. intellectual property dispute was decided in our favor. Forward Pharma has appealed to the U.S. Court of Appeals for the Federal Circuit and the appeal is pending. For additional information related to these disputes, please read Note 19, Litigation, to these condensed consolidated financial statements.
As we prevailed in the U.S. proceeding in March 2017, we evaluated the recoverability of the U.S. asset acquired from Forward Pharma and recorded an impairment charge to adjust the carrying value of the acquired U.S. asset to fair value reflecting the impact of the developments in the U.S. legal dispute. We also continue to amortize the remaining net book value of the U.S. and rest of world intangible assets in our condensed consolidated statements of income utilizing an economic consumption model.
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
Based upon the above, the estimated future amortization of acquired intangible assets is expected to be as follows:

(In millions)	As of June 30, 2017
2017 (remaining six months)	$222.6
2018	425.8
2019	412.5
2020	378.6
2021	239.3
2022	216.7
Goodwill
The following table provides a roll forward of the changes in our goodwill balance:

(In millions)	As of June 30, 2017
Goodwill, beginning of period	$3,669.3
Elimination of goodwill allocated to our hemophilia business	(314.1)
Increase to goodwill	508.9
Other	6.3
Goodwill, end of period	$3,870.4
The elimination of goodwill represents an allocation based upon the relative enterprise fair value of the hemophilia business as of the distribution date. For additional information relating to the spin-off of our hemophilia business, please read Note 3, Hemophilia Spin-Off, to these condensed consolidated financial statements.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

The increase in goodwill during the six months ended June 30, 2017, was related to $600.0 million in contingent milestones achieved (exclusive of $91.1 million in tax benefits) and payable to the former shareholders of Fumapharm AG or holders of their rights. Other includes changes in foreign currency exchange rates. For additional information related to future contingent payments to the former shareholders of Fumapharm AG or holders of their rights, please read Note 21, Commitments and Contingencies, to our consolidated financial statements included in our 2016 Form 10-K.
As of June 30, 2017, we had no accumulated impairment losses related to goodwill.
7.    Fair Value Measurements
The tables below present information about our assets and liabilities that are regularly measured and carried at fair value and indicate the level within the fair value hierarchy of the valuation techniques we utilized to determine such fair value:

As of June 30, 2017 (In millions)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$836.0	$—	$836.0	$—
Marketable debt securities:
Corporate debt securities	2,297.9	—	2,297.9	—
Government securities	1,567.8	—	1,567.8	—
Mortgage and other asset backed securities	490.5	—	490.5	—
Marketable equity securities	15.2	15.2	—	—
Derivative contracts	4.6	—	4.6	—
Plan assets for deferred compensation	32.9	—	32.9	—
Total	$5,244.9	$15.2	$5,229.7	$—
Liabilities:
Derivative contracts	$70.6	$—	$70.6	$—
Contingent consideration obligations	492.1	—	—	492.1
Total	$562.7	$—	$70.6	$492.1

As of December 31, 2016 (In millions)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$2,039.6	$—	$2,039.6	$—
Marketable debt securities:
Corporate debt securities	2,663.8	—	2,663.8	—
Government securities	2,172.5	—	2,172.5	—
Mortgage and other asset backed securities	561.7	—	561.7	—
Marketable equity securities	24.9	24.9	—	—
Derivative contracts	61.0	—	61.0	—
Plan assets for deferred compensation	34.5	—	34.5	—
Total	$7,558.0	$24.9	$7,533.1	$—
Liabilities:
Derivative contracts	$13.6	$—	$13.6	$—
Contingent consideration obligations	467.6	—	—	467.6
Total	$481.2	$—	$13.6	$467.6

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

There have been no material impairments of our assets measured and carried at fair value during the three and six months ended June 30, 2017. In addition, there were no changes in valuation techniques or inputs utilized or transfers between fair value measurement levels during the three and six months ended June 30, 2017. The fair values of Level 2 instruments classified as cash equivalents and marketable debt securities were determined through third party pricing services. For a description of our validation procedures related to prices provided by third party pricing services, please read Note 1, Summary of Significant Accounting Policies: Fair Value Measurements, to our consolidated financial statements included in our 2016 Form 10-K.
Debt Instruments
The fair and carrying values of our debt instruments, which are Level 2 liabilities, are summarized as follows:

	As of June 30, 2017		As of December 31, 2016
(In millions)	Fair Value	Carrying Value	Fair Value	Carrying Value
Notes payable to Fumedica AG	$3.3	$3.3	$6.1	$6.0
6.875% Senior Notes due March 1, 2018	569.9	554.8	583.7	558.5
2.900% Senior Notes due September 15, 2020	1,531.5	1,487.4	1,521.5	1,485.3
3.625% Senior Notes due September 15, 2022	1,051.8	993.8	1,026.6	993.2
4.050% Senior Notes due September 15, 2025	1,853.3	1,735.6	1,796.0	1,734.8
5.200% Senior Notes due September 15, 2045	1,996.2	1,721.7	1,874.5	1,721.5
Total	$7,006.0	$6,496.6	$6,808.4	$6,499.3
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
Contingent Consideration Obligations
The following table provides a roll forward of the fair values of our contingent consideration obligations that includes Level 3 measurements:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In millions)	2017	2016	2017	2016
Fair value, beginning of period	$470.9	$508.3	$467.6	$506.0
Additions	—	—	—	—
Changes in fair value	21.2	10.6	31.2	12.9
Payments	—	(3.2)	(6.7)	(3.2)
Fair value, end of period	$492.1	$515.7	$492.1	$515.7
As of June 30, 2017 and December 31, 2016, approximately $265.8 million and $246.8 million, respectively, of our contingent consideration obligations valued using Level 3 measurements were reflected as components of other long-term liabilities in our condensed consolidated balance sheets with the remaining balances reflected as a component of accrued expenses and other.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

8.    Financial Instruments
The following table summarizes our financial assets with maturities of less than 90 days from the date of purchase included in cash and cash equivalents on the accompanying condensed consolidated balance sheets:

(In millions)	As of June 30, 2017	As of December 31, 2016
Commercial paper	$74.4	$31.0
Overnight reverse repurchase agreements	22.8	—
Money market funds	605.5	741.7
Short-term debt securities	133.3	1,266.9
Total	$836.0	$2,039.6
The carrying values of our commercial paper, including accrued interest, overnight reverse repurchase agreements, money market funds and short-term debt securities approximate fair value due to their short-term maturities.
The following tables summarize our marketable debt and equity securities, classified as available-for-sale:

As of June 30, 2017 (In millions)	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost
Corporate debt securities
Current	$988.9	$0.1	$(0.5)	$989.3
Non-current	1,309.0	1.9	(2.5)	1,309.6
Government securities
Current	732.9	—	(0.9)	733.8
Non-current	834.9	0.4	(3.3)	837.8
Mortgage and other asset backed securities
Current	1.7	—	—	1.7
Non-current	488.8	1.1	(1.2)	488.9
Total marketable debt securities	$4,356.2	$3.5	$(8.4)	$4,361.1
Marketable equity securities, non-current	$15.2	$0.1	$(3.3)	$18.4

As of December 31, 2016 (In millions)	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost
Corporate debt securities
Current	$1,408.6	$0.2	$(0.6)	$1,409.0
Non-current	1,255.2	1.2	(4.7)	1,258.7
Government securities
Current	1,156.0	0.2	(0.3)	1,156.1
Non-current	1,016.5	0.5	(3.4)	1,019.4
Mortgage and other asset backed securities
Current	4.0	—	—	4.0
Non-current	557.7	0.8	(2.2)	559.1
Total marketable debt securities	$5,398.0	$2.9	$(11.2)	$5,406.3
Marketable equity securities, non-current	$24.9	$0.7	$(9.3)	$33.5

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

Summary of Contractual Maturities: Available-for-Sale Securities
The estimated fair value and amortized cost of our marketable debt securities available-for-sale by contractual maturity are summarized as follows:

	As of June 30, 2017		As of December 31, 2016
(In millions)	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost
Due in one year or less	$1,723.5	$1,724.8	$2,568.6	$2,569.1
Due after one year through five years	2,377.6	2,381.1	2,552.6	2,559.7
Due after five years	255.1	255.2	276.8	277.5
Total available-for-sale securities	$4,356.2	$4,361.1	$5,398.0	$5,406.3
The average maturity of our marketable debt securities available-for-sale as of June 30, 2017 and December 31, 2016, was approximately 17 months and 12 months, respectively.
Proceeds from Marketable Debt Securities
The proceeds from maturities and sales of marketable debt securities and resulting realized gains and losses are summarized as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In millions)	2017	2016	2017	2016
Proceeds from maturities and sales	$1,700.2	$1,642.5	$3,584.5	$2,823.6
Realized gains	$1.2	$0.6	$2.4	$1.0
Realized losses	$(1.3)	$(1.2)	$(3.2)	$(1.6)
Strategic Investments
As of June 30, 2017 and December 31, 2016, our strategic investment portfolio was comprised of investments totaling $95.6 million and $99.9 million, respectively, which are included in investments and other assets in our condensed consolidated balance sheets. Our strategic investment portfolio includes investments in equity securities of certain biotechnology companies and investments in venture capital funds where the underlying investments are in equity securities of biotechnology companies.
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
Foreign currency forward contracts in effect as of June 30, 2017 and December 31, 2016, had durations of 1 to 24 months and 1 to 18 months, respectively. These contracts have been designated as cash flow hedges, and, accordingly, to the extent effective, any unrealized gains or losses on these foreign currency forward contracts are reported in accumulated other comprehensive income (loss) (referred to as AOCI in the tables below). Realized gains and losses for the effective portion of such contracts are recognized in revenue when the sale of product in the currency being hedged is recognized and in operating expenses when the expense in the currency being hedged is recorded. To the extent ineffective, hedge transaction gains and losses are reported in other income (expense), net.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

The notional value of foreign currency forward contracts that were entered into to hedge forecasted revenues and operating expenses is summarized as follows:

	Notional Amount
Foreign Currency: (In millions)	As of June 30, 2017	As of December 31, 2016
Euro	$1,772.5	$871.7
British pound	77.4	—
Canadian dollar	39.2	—
Swiss franc	32.1	—
Total foreign currency forward contracts	$1,921.2	$871.7
The portion of the fair value of these foreign currency forward contracts that was included in accumulated other comprehensive income (loss) in total equity reflected net losses of $77.4 million and net gains of $49.8 million as of June 30, 2017 and December 31, 2016, respectively. We expect all contracts outstanding as of June 30, 2017, to be settled over the next 24 months and any amounts in accumulated other comprehensive income (loss) to be reported as an adjustment to revenue or operating expense. We consider the impact of our and our counterparties’ credit risk on the fair value of the contracts as well as the ability of each party to execute its contractual obligations. As of June 30, 2017 and December 31, 2016, credit risk did not change the fair value of our foreign currency forward contracts.
The following tables summarize the effect of foreign currency forward contracts designated as hedging instruments on our condensed consolidated statements of income:

For the Three Months Ended June 30,
Net Gains/(Losses) Reclassified from AOCI into Operating Income (Effective Portion)			Net Gains/(Losses) Recognized into Net Income (Ineffective Portion)
Location	2017	2016	Location	2017	2016
Revenue	$(3.0)	$(4.3)	Other income (expense)	$2.0	$2.1
Operating expenses	$0.3	$(0.1)	Other income (expense)	$(0.1)	$—

For the Six Months Ended June 30,
Net Gains/(Losses) Reclassified from AOCI into Operating Income (Effective Portion)			Net Gains/(Losses) Recognized into Net Income (Ineffective Portion)
Location	2017	2016	Location	2017	2016
Revenue	$3.7	$4.5	Other income (expense)	$6.0	$4.0
Operating expenses	$0.2	$(0.2)	Other income (expense)	$(0.3)	$(0.3)

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
The aggregate notional amount of these outstanding foreign currency contracts was $355.0 million and $902.1 million as of June 30, 2017 and December 31, 2016, respectively. Net gains of $6.1 million and $4.5 million related to these contracts were recognized as a component of other income (expense), net for the three and six months ended June 30, 2017, respectively, as compared to net losses of $18.6 million and $16.2 million, respectively, in the prior year comparative periods.
Summary of Derivatives
While certain of our derivatives are subject to netting arrangements with our counterparties, we do not offset derivative assets and liabilities in our condensed consolidated balance sheets.
The following table summarizes the fair value and presentation in our condensed consolidated balance sheets of our outstanding derivatives, including those designated as hedging instruments:

		Fair Value
(In millions)	Balance Sheet Location	As of June 30, 2017
Hedging Instruments:
Asset derivatives	Other current assets	$1.9
Liability derivatives	Accrued expenses and other	$40.8
	Other long-term liabilities	$29.5
Other Derivatives:
Asset derivatives	Other current assets	$2.7
Liability derivatives	Accrued expenses and other	$0.3

		Fair Value
(In millions)	Balance Sheet Location	As of December 31, 2016
Hedging Instruments:
Asset derivatives	Other current assets	$50.4
	Investments and other assets	$6.6
Liability derivatives	Other long-term liabilities	$4.6
Other Derivatives:
Asset derivatives	Other current assets	$4.0
Liability derivatives	Accrued expenses and other	$9.0
10.    Property, Plant and Equipment
Property, plant and equipment are recorded at historical cost, net of accumulated depreciation. Accumulated depreciation on property, plant and equipment was $1,511.4 million and $1,439.3 million as of June 30, 2017 and December 31, 2016, respectively.
Solothurn, Switzerland Facility
During the first quarter of 2016 we purchased land in Solothurn, Switzerland for 64.4 million Swiss Francs (approximately $62.5 million), where we are building a biologics manufacturing facility over the next several years. As of June 30, 2017 and December 31, 2016, we had $798.1 million and $481.5 million, respectively, capitalized as construction in progress related to the construction of this facility. As of June 30, 2017, we had contractual commitments of approximately $258.2 million for the construction of this facility.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

11.    Equity
Total equity as of June 30, 2017, decreased $555.0 million compared to December 31, 2016. This decrease was primarily driven by share repurchases totaling approximately $1.4 billion, as described below, and an adjustment to retained earnings of $852.8 million reflecting the spin-off of our hemophilia business, as described in Note 3, Hemophilia Spin-Off, to these condensed consolidated financial statements. These decreases were partially offset by net income attributable to Biogen Inc. of $1.6 billion.
Share Repurchases
In July 2016 our Board of Directors authorized a program to repurchase up to $5.0 billion of our common stock (2016 Share Repurchase Program). This authorization does not have an expiration date. All share repurchases under this authorization will be retired. Under this program, we repurchased and retired 2.9 million and 3.7 million shares of common stock at a cost of $781.8 million and $1.0 billion during the three and six months ended June 30, 2017, respectively. As of June 30, 2017, approximately $3.0 billion remains available to repurchase shares under this authorization.
In February 2011 our Board of Directors authorized a program to repurchase up to 20.0 million shares of common stock, which was completed as of March 31, 2017. During the six months ended June 30, 2017, we repurchased 1.3 million shares of common stock at a cost of $365.4 million under this program. During the three and six months ended June 30, 2016, we did not repurchase any shares of common stock under this program.
Noncontrolling Interests
The following table reconciles equity (deficit) attributable to noncontrolling interests (NCI):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In millions)	2017	2016	2017	2016
NCI, beginning of period	$(11.6)	$1.3	$(11.5)	$2.1
Net income (loss) attributable to NCI, net of tax	—	(1.4)	(0.1)	(3.1)
Fair value of net assets and liabilities acquired and assigned to NCI	—	—	—	0.9
NCI, end of period	$(11.6)	$(0.1)	$(11.6)	$(0.1)
12.    Accumulated Other Comprehensive Income (Loss)
The following table summarizes the changes in accumulated other comprehensive income (loss), net of tax by component:

(In millions)	Unrealized Gains (Losses) on Securities Available for Sale, Net of Tax	Unrealized Gains (Losses) on Cash Flow Hedges, Net of Tax	Unfunded Status of Postretirement Benefit Plans, Net of Tax	Translation Adjustments	Total
Balance, as of December 31, 2016	$(10.8)	$57.8	$(32.7)	$(334.2)	$(319.9)
Other comprehensive income (loss) before reclassifications	5.1	(122.8)	(0.5)	102.8	(15.4)
Amounts reclassified from accumulated other comprehensive income (loss)	0.5	(4.0)	—	—	(3.5)
Net current period other comprehensive income (loss)	5.6	(126.8)	(0.5)	102.8	(18.9)
Balance, as of June 30, 2017	$(5.2)	$(69.0)	$(33.2)	$(231.4)	$(338.8)

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

(In millions)	Unrealized Gains (Losses) on Securities Available for Sale, Net of Tax	Unrealized Gains (Losses) on Cash Flow Hedges, Net of Tax	Unfunded Status of Postretirement Benefit Plans, Net of Tax	Translation Adjustments	Total
Balance, as of December 31, 2015	$(0.8)	$10.2	$(37.8)	$(195.6)	$(224.0)
Other comprehensive income (loss) before reclassifications	6.6	(13.9)	0.9	(48.4)	(54.8)
Amounts reclassified from accumulated other comprehensive income (loss)	0.4	(4.4)	—	—	(4.0)
Net current period other comprehensive income (loss)	7.0	(18.3)	0.9	(48.4)	(58.8)
Balance, as of June 30, 2016	$6.2	$(8.1)	$(36.9)	$(244.0)	$(282.8)
The following table summarizes the amounts reclassified from accumulated other comprehensive income:

(In millions)	Income Statement Location	Amounts Reclassified from Accumulated Other Comprehensive Income
		For the Three Months Ended June 30,		For the Six Months Ended June 30,
		2017	2016	2017	2016
Gains (losses) on securities available for sale	Other income (expense)	$(0.1)	$(0.6)	$(0.8)	$(0.6)
	Income tax benefit (expense)	—	0.2	0.3	0.2

Gains (losses) on cash flow hedges	Revenues	(3.0)	(4.3)	3.7	4.5
	Operating expenses	0.3	(0.1)	0.2	(0.2)
	Other income (expense)	—	—	0.1	0.1
	Income tax benefit (expense)	—	0.1	—	—

Total reclassifications, net of tax		$(2.8)	$(4.7)	$3.5	$4.0
13.    Earnings per Share
Basic and diluted earnings per share are calculated as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In millions)	2017	2016	2017	2016
Numerator:
Net income attributable to Biogen Inc.	$862.8	$1,049.8	$1,610.4	$2,020.7
Denominator:
Weighted-average number of common shares outstanding	211.9	219.1	213.7	219.0
Effect of dilutive securities:
Stock options and employee stock purchase plan	0.1	0.1	—	0.1
Time-vested restricted stock units	0.1	0.1	0.2	0.1
Market stock units	0.1	0.1	0.1	0.1
Dilutive potential common shares	0.3	0.3	0.3	0.3
Shares used in calculating diluted earnings per share	212.2	219.4	214.0	219.3

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
14.     Share-based Payments
Share-based Compensation Expense
The following table summarizes share-based compensation expense included in our condensed consolidated statements of income:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In millions)	2017	2016	2017	2016
Research and development	$17.5	$21.5	$36.2	$42.9
Selling, general and administrative	18.9	28.7	48.3	63.4
Restructuring charges	—	—	—	(1.8)
Subtotal	36.4	50.2	84.5	104.5
Capitalized share-based compensation costs	(2.4)	(4.4)	(5.1)	(7.5)
Share-based compensation expense included in total cost and expenses	34.0	45.8	79.4	97.0
Income tax effect	(8.5)	(12.7)	(20.9)	(27.9)
Share-based compensation expense included in net income attributable to Biogen Inc.	$25.5	$33.1	$58.5	$69.1
The following table summarizes share-based compensation expense associated with each of our share-based compensation programs:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In millions)	2017	2016	2017	2016
Market stock units	$3.0	$7.9	$12.6	$21.3
Time-vested restricted stock units	27.6	33.9	54.5	64.0
Cash settled performance units	2.5	4.6	6.0	4.8
Performance units	1.2	1.3	5.7	8.2
Employee stock purchase plan	2.1	2.5	5.7	6.2
Subtotal	36.4	50.2	84.5	104.5
Capitalized share-based compensation costs	(2.4)	(4.4)	(5.1)	(7.5)
Share-based compensation expense included in total cost and expenses	$34.0	$45.8	$79.4	$97.0
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

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

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
2017 Omnibus Equity Plan
In June 2017 our shareholders approved the Biogen Inc. 2017 Omnibus Equity Plan (2017 Omnibus Equity Plan) for share-based awards to our employees. Awards granted from the 2017 Omnibus Equity Plan may include stock options, shares of restricted stock, restricted stock units, performance shares, stock appreciation rights and other awards in such amounts and with such terms and conditions as may be determined by a committee of our Board of Directors, subject to the provisions of the plan. Shares of common stock available for grant under the 2017 Omnibus Equity Plan consist of 8.0 million shares reserved for this purpose, plus shares of common stock that remained available for grant under our 2008 Omnibus Equity Plan (including shares available by reason of a predecessor plan) on the date that our shareholders approved the 2017 Omnibus Equity Plan, plus shares that were subject to awards under the 2008 Omnibus Equity Plan (including shares available by reason of a predecessor plan) that remain unissued upon the cancellation, surrender, exchange, termination or forfeiture of such awards. The 2017 Omnibus Equity Plan provides that awards other than stock options and stock appreciation rights will be counted against the total number of shares available under the plan in a 1.5-to-1 ratio.
We have not made any awards pursuant to the 2008 Omnibus Equity Plan since our shareholders approved the 2017 Omnibus Equity Plan, and do not intend to make any awards pursuant to the 2008 Omnibus Equity Plan in the future, except that unused shares under the 2008 Omnibus Equity Plan have been carried over for use under the 2017 Omnibus Equity Plan.
15.    Income Taxes
A reconciliation between the U.S. federal statutory tax rate and our effective tax rate is summarized as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Statutory rate	35.0%	35.0%	35.0%	35.0%
State taxes	0.8	1.0	0.4	1.0
Taxes on foreign earnings	(11.7)	(10.0)	(11.4)	(9.0)
Credits and net operating loss utilization	(0.9)	(1.2)	(0.8)	(1.2)
Purchased intangible assets	1.4	1.1	1.4	1.1
Manufacturing deduction	(2.1)	(1.6)	(2.1)	(1.7)
Other permanent items	0.7	0.6	0.7	0.6
Other	0.6	0.3	0.8	0.2
Effective tax rate	23.8%	25.2%	24.0%	26.0%
For the three and six months ended June 30, 2017, compared to the same periods in 2016, the decrease in our effective tax rate was primarily due to a lower relative percentage of our earnings being recognized in the U.S., a high tax jurisdiction, along with a higher deduction for U.S. manufacturing activities. The geographic split of our earnings was affected by milestone and upfront payments in the current year, the spin-off of our hemophilia business and offsetting growth in sales of SPINRAZA in the U.S. For the six months ended June 30, 2017, we also recognized a benefit from a favorable settlement of a state tax matter.

BIOGEN INC. AND SUBSIDIARIES
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
We made payments totaling approximately $57.0 million to the Danish Tax Authority (SKAT) for assessments received for fiscal 2009, 2011 and 2013 regarding withholding taxes and the treatment of certain intercompany transactions involving a Danish affiliate and another of our affiliates. We continue to dispute the assessments for all of these periods and believe that the positions taken in our historical filings are valid.
16.    Other Consolidated Financial Statement Detail
Other Income (Expense), Net
Components of other income (expense), net, are summarized as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In millions)	2017	2016	2017	2016
Interest income	$16.9	$15.4	$33.6	$26.6
Interest expense	(63.6)	(65.9)	(127.0)	(129.2)
Gain (loss) on investments, net	(13.4)	(2.7)	(11.0)	(1.1)
Foreign exchange gains (losses), net	(2.3)	0.2	1.7	2.3
Other, net	(5.8)	(5.5)	(3.1)	(9.9)
Total other income (expense), net	$(68.2)	$(58.5)	$(105.8)	$(111.3)
Other Current Assets
Other current assets include prepaid taxes totaling approximately $881.4 million and $817.0 million as of June 30, 2017 and December 31, 2016, respectively.
Accrued Expenses and Other
Accrued expenses and other consists of the following:

(In millions)	As of June 30, 2017	As of December 31, 2016
Current portion of contingent consideration obligations and milestones	$580.7	$580.8
Revenue-related reserves for discounts and allowances	533.3	438.6
Royalties and licensing fees	195.8	195.8
Collaboration expenses	188.0	130.9
Employee compensation and benefits	186.6	282.9
Construction in progress	161.3	134.0
Accrued TECFIDERA litigation settlement and license charges	—	454.8
Other	591.2	685.7
Total accrued expenses and other	$2,436.9	$2,903.5

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

Pricing of TYSABRI in Italy - AIFA
In the first quarter of 2017, we reached an agreement with the Price and Reimbursement Committee of the Italian National Medicines Agency (Agenzia Italiana del Farmaco, or AIFA) resolving all of AIFA's claims relating to sales of TYSABRI in excess of the reimbursement limit for prior periods. As a result, in the first quarter of 2017 we recognized EUR41.8 million (approximately $45.0 million) in revenues for sales which were previously deferred. These amounts were previously accrued for and included in the table above in Other.
For additional information regarding our agreement with AIFA relating to sales of TYSABRI in Italy, please read Note 20, Litigation, to our consolidated financial statements included in our 2016 Form 10-K.
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
Amounts incurred by Neurimmune for research and development expenses in support of the collaboration and reimbursed by us were immaterial for the three and six months ended June 30, 2017 and 2016.
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
As of June 30, 2017 and December 31, 2016, the total carrying value of our investments in biotechnology companies totaled $53.1 million and $47.4 million, respectively. Our maximum exposure to loss related to these variable interest entities is limited to the carrying value of our investments.
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
18.    Collaborative and Other Relationships
Bristol-Myers Squibb Company
On April 13, 2017, we entered into an agreement to exclusively license BMS-986168, a Phase 2-ready experimental medicine with potential in Alzheimer’s disease (AD) and progressive supranuclear palsy (PSP), from

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

Bristol-Myers Squibb Company (BMS). BMS-986168 is an antibody targeting tau, the protein that forms the deposits, or tangles, in the brain associated with AD and other neurodegenerative tauopathies such as PSP. PSP is a rare condition that affects movement, speech, vision and cognitive function. The transaction closed on June 1, 2017 and, in connection with the closing, we made an upfront payment to BMS of $300.0 million. Following the closing, we now refer to BMS-986168 as BIIB092.
Under the agreement, we received worldwide rights to BIIB092 and are responsible for the full development and global commercialization of BIIB092 in AD and PSP. We may pay BMS up to $410.0 million in additional milestone payments, and potential royalties. We also assumed all remaining obligations to the former stockholders of iPierian, Inc. (iPierian) related to BMS’s acquisition of iPierian in 2014. In June 2017 we triggered a $60.0 million developmental milestone payable to the former stockholders of iPierian upon dosing of the first patient in the Phase 2 PSP study for BIIB092 and we may pay the former stockholders of iPierian up to $490.0 million in remaining milestone payments, and potential royalties.
Both the $300.0 million upfront payment and the $60.0 million developmental milestone payment were recognized as research and development expense in our condensed consolidated statements of income for the three and six months ended June 30, 2017.
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
Co-promotion Profits and Losses
In the U.S., AbbVie recognizes revenues on sales to third parties and we recognize our 50% share of the co-promotion profits or losses as a component of total revenues in our condensed consolidated statements of income. The collaboration began selling ZINBRYTA in the U.S. in the third quarter of 2016. During the three and six months ended June 30, 2017, we recognized a net reduction in revenue of $3.9 million and $9.8 million, respectively, to reflect our share of an overall net loss within the collaboration.
In the E.U. and Canada, we recognize revenues on sales to third parties in product revenues, net in our condensed consolidated statements of income. We also record the related cost of revenues and sales and marketing expenses to their respective line items in our condensed consolidated statements of income as these costs are incurred. We reimburse AbbVie for their 50% share of the co-promotion profits or losses in the E.U. and Canada. This reimbursement is recognized in collaboration profit (loss) sharing in our condensed consolidated statements of income. We began to recognize product revenues on sales of ZINBRYTA in the E.U. in the third quarter of 2016. For the three and six months ended June 30, 2017, we recognized net expense of $1.3 million to reflect AbbVie's 50% sharing of the net collaboration profits in the E.U. and Canada.
Ionis Pharmaceuticals, Inc.
SPINRAZA (nusinersen)
In January 2012 we entered into an exclusive worldwide option and collaboration agreement with Ionis Pharmaceuticals, Inc. (Ionis) under which both companies develop and commercialize the antisense investigational drug candidate, SPINRAZA, for the treatment of SMA.
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

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

In June 2017 SPINRAZA was approved by the European Commission for the treatment of SMA in pediatric and adult patients in the E.U. triggering a $50.0 million milestone payment due to Ionis, which was capitalized in intangible assets, net in our condensed consolidated balance sheets as of June 30, 2017.
In July 2017 the Japanese Ministry of Health, Labor and Welfare approved SPINRAZA for the treatment of infantile SMA, triggering an additional $40.0 million milestone payment due to Ionis, which we will capitalize in intangible assets, net in our condensed consolidated balance sheets in the third quarter of 2017.
For the three and six months ended June 30, 2017, we recognized revenues totaling $194.8 million and $241.2 million, respectively, on our sales of SPINRAZA in the U.S. and $8.1 million and $9.1 million, respectively, on our sales of SPINRAZA outside of the U.S. Pursuant to our agreement with Ionis, we make royalty payments to Ionis on annual worldwide net sales of SPINRAZA using a tiered royalty rate between 11% and 15%.
Samsung Bioepis
Joint Venture Agreement
In February 2012 we entered into a joint venture agreement with Samsung Biologics, establishing an entity, Samsung Bioepis, to develop, manufacture and market biosimilar pharmaceuticals. As of June 30, 2017, our ownership interest was approximately 5%, which reflects the effect of additional equity financings in which we did not participate. We maintain an option to purchase additional stock in Samsung Bioepis that would allow us to increase our ownership percentage up to 49.9%. The exercise of this option is within our control.
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
Commercial Agreement
We began to recognize revenue on sales of BENEPALI and FLIXABI in the E.U. in the first and third quarters of 2016, respectively. We reflect revenues on sales of BENEPALI and FLIXABI to third parties in product revenues, net in our condensed consolidated statements of income and record the related cost of revenues and sales and marketing expenses in our condensed consolidated statements of income to their respective line items when these costs are incurred. We share 50% of the profit or loss in accordance with the cost sharing provision of the commercial agreement with Samsung Bioepis. This profit share with Samsung Bioepis is recognized in collaboration profit (loss) sharing in our condensed consolidated statements of income. For the three and six months ended June 30, 2017, we recognized a net expense of $25.2 million and $46.0 million, respectively, to reflect Samsung Bioepis's 50% sharing of the net collaboration profits, as compared to net income of $5.6 million to reflect sharing of the net collaboration losses in both of the prior year comparative periods.
Other Services
Simultaneous with the formation of Samsung Bioepis, we also entered into a license agreement, a technical development services agreement and a manufacturing agreement with Samsung Bioepis. For the three and six months ended June 30, 2017, we recognized $12.7 million and $14.9 million, respectively, in connection with these services as a component of other revenues in our condensed consolidated statements of income, as compared to $14.2 million and $16.9 million, respectively, in the prior year comparative periods.
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
Securities Litigation
We and certain current and former officers were defendants in In re Biogen Inc. Securities Litigation, filed by a shareholder on August 18, 2015, in the U.S. District Court for the District of Massachusetts. The amended complaint alleged violations of federal securities laws under 15 U.S.C. §78j(b) and §78t(a) and 17 C.F.R. §240.10b-5 and the lead plaintiff sought a declaration of the action as a class action, certification as a representative of the class and its counsel as class counsel, and an award of damages, interest and attorneys' fees. The U.S. District Court dismissed the case in 2016 and the U.S. Court of Appeals for the First Circuit affirmed the dismissal in May 2017.
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
Other Matters
Abbreviated New Drug Application Litigation relating to TECFIDERA
In June and July 2017 we filed patent infringement actions pursuant to the Hatch-Waxman Act against parties who filed Abbreviated New Drug Applications (ANDAs) for generic versions of TECFIDERA. We have sued the following parties in the United States District Court for the District of Delaware: Amneal Pharmaceuticals LLC, Aurobindo Pharma U.S.A., Inc., Hetero USA, Inc., Impax Laboratories, Inc., Prinston Pharmaceuticals, Inc., Slayback Pharma LLC,  Teva Pharmaceuticals USA, Inc., Alkem Laboratories Ltd., Cipla Limited, Glenmark Pharmaceuticals Pvt. Ltd., Lupin Atlantis Holdings SA, Macleods Pharmaceuticals, Ltd., MSN Laboratories Pvt. Ltd., Pharmathen S.A., Shipla Medicare Limited, Sun Pharma Global FZE, Torren Pharmaceuticals, Ltd., TWI Pharmaceuticals, Inc., Windlas Healthcare Pvt., Ltd., Accord Healthcare Inc., Par Pharmaceuticals, Sandoz Inc., Sawai (USA), Inc., and Zydus Pharmaceuticals (USA), Inc. We have also filed actions against Stason Pharmaceuticals, Inc. in the United States District Court for the Central District of California, Zydus Pharmaceuticals (USA), Inc. in the United States District Court for the District of

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

New Jersey, and Mylan Pharmaceuticals in the United States District Court for the District of West Virginia. No trial has been scheduled in any of these matters.
Interference Proceeding with Forward Pharma
In April 2015 the U.S. Patent and Trademark Office (USPTO) declared an interference between Forward Pharma’s pending U.S. Patent Application No. 11/576,871 and our U.S. Patent No. 8,399,514 (the '514 patent). The '514 patent includes claims covering the treatment of MS with 480 mg of dimethyl fumarate as provided for in our TECFIDERA label. In March 2017 the USPTO ruled against Forward Pharma. Forward Pharma has appealed to the U.S. Court of Appeals for the Federal Circuit and the appeal is pending. For additional information regarding this matter, please read Note 6, Intangibles Assets and Goodwill, to these condensed consolidated financial statements.
Inter Partes Review Petitions and Proceeding
On March 22, 2016, the USPTO instituted inter partes review of the '514 patent on the petition of the Coalition for Affordable Drugs V LLC, an entity associated with a hedge fund. In March 2017 the USPTO ruled against the petitioner and in May 2017 denied its request for rehearing.
European Patent Office Oppositions
In June 2016 the European Patent Office (EPO) issued a written decision confirming its earlier revocation of our European patent number 2 137 537 (the '537 patent), which we have appealed. The '537 patent includes claims covering the treatment of MS with 480 mg of dimethyl fumarate as provided for in our TECFIDERA label.
The EPO has scheduled a hearing for January 2018 on Biogen’s and others’ oppositions to Forward Pharma’s European Patent No. 2 801 355, which was issued in May 2015 and expires in October 2025. The settlement and license agreement that we entered with Forward Pharma in January 2017 did not resolve the issues pending in this proceeding and we and Forward Pharma intend to permit the EPO and the Technical Board of Appeal and the Enlarged Board of Appeal, as applicable, to make a final determination. For additional information regarding this matter, please read Note 6, Intangibles Assets and Goodwill, to these condensed consolidated financial statements.
Patent Revocation Matter
Swiss Pharma International AG filed actions in the District Court of The Hague (on January 11, 2016) and the German Patents Court (on March 3, 2016) to invalidate the Dutch and German counterparts of our European Patent Number 1 485 127 (“Administration of agents to treat inflammation”), which was issued in June 2011 and concerns administration of natalizumab (TYSABRI) to treat MS. The patent expires in February 2023. In July 2017 the District Court of The Hague ruled that the Dutch counterpart of the patent is invalid. We have a right of appeal. A hearing has been scheduled in the German action for early 2018.
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
Bayer, Pfizer, Novartis and EMD Serono have all filed counterclaims in the Consolidated '755 Patent Actions seeking declaratory judgments of patent invalidity and non-infringement, and seeking monetary relief in the form of costs and attorneys' fees, and EMD Serono and Bayer have each filed a counterclaim seeking a declaratory judgment that the '755 Patent is unenforceable based on alleged inequitable conduct. Bayer has also amended its complaint to seek such a declaration. We expect that the trial will be set for the first quarter of 2018.

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
In July 2017 we learned that the Prosecution Office of Milan is investigating our interactions with certain healthcare providers in Italy. We are cooperating with the government.
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
Corporate Strategy Update
In July 2017 we announced an updated strategic framework to optimize the value of our MS business while investing for the future across our core growth areas of MS and neuroimmunology, Alzheimer's disease and dementia, Parkinson's disease and movement disorders, and neuromuscular diseases including SMA and amyotrophic lateral sclerosis (ALS). Further, we see opportunities to invest in emerging growth areas such as pain, ophthalmology, neuropsychiatry, and acute neurology.
We expect the continued performance of our commercial assets and the expiration of the contingent payments related to TECFIDERA to enable us to invest in and build an industry leading neuroscience pipeline. We view investment in growth as our top priority, but also recognize the value of opportunistically returning excess capital to shareholders through share repurchases.
In order to deliver positive results in the near term while investing in the next stages of our growth, we will focus on the following strategic priorities:

•	maximizing the resilience of our MS core business;

•	accelerating efforts in SMA as a significant new growth opportunity;

•	developing and expanding our neuroscience portfolio;

•	focusing our capital allocation efforts to drive investment for future growth; and

•	creating a leaner and simpler operating model to streamline our operations and reallocate resources towards prioritized research and development and commercial value creation opportunities.

Hemophilia Spin-Off
On February 1, 2017, we completed the spin-off of our hemophilia business, Bioverativ Inc. (Bioverativ), as an independent publicly traded company trading under the symbol "BIVV" on the Nasdaq Global Select Market. The spin-off was accomplished through the distribution of all the then outstanding shares of common stock of Bioverativ to Biogen shareholders, who received one share of Bioverativ common stock for every two shares of Biogen common stock they owned. The separation and distribution was structured to be tax-free for shareholders for federal income tax purposes. Bioverativ will assume all of our rights and obligations under our collaboration agreement with Swedish Orphan Biovitrum AB (Sobi) and our collaboration and license agreement with Sangamo Biosciences Inc.
Our consolidated results of operations and financial position included in these unaudited condensed consolidated financial statements reflect the financial results of our hemophilia business for all periods through January 31, 2017. For additional information related to the spin-off of our hemophilia business, please read Note 3, Hemophilia Spin-Off, to our condensed consolidated financial statements included in this report.

Financial Highlights
Diluted earnings per share attributable to Biogen Inc. was $4.07 for the three months ended June 30, 2017, representing a decrease of 15.0% over the same period in 2016.
Our income from operations for the three months ended June 30, 2017, reflects the following:

•	Total revenues were $3,078.4 million for the second quarter of 2017, representing an increase of 6.4% over the same period in 2016.

•
Product revenues, net totaled $2,639.7 million for the second quarter of 2017, representing an increase of 7.0% over the same period in 2016. This increase was driven by revenues from SPINRAZA, a 12.6% increase in worldwide TECFIDERA revenues and revenues from BENEPALI. Product revenues, net for the second quarter of 2017, compared to the same period in 2016, were negatively impacted by the elimination of worldwide ALPROLIX and ELOCTATE revenues resulting from the spin-off of our hemophilia business on February 1, 2017.

•	Revenues from anti-CD20 therapeutic programs totaled $397.1 million for the second quarter of 2017, representing an increase of 13.7% over the same period in 2016.

•	Other revenues totaled $41.6 million for the second quarter of 2017, representing a decrease of 47.3% over the same period in 2016.

•
Total cost and expenses totaled $1,877.8 million for the second quarter of 2017, representing an increase of 31.0% over the same period in 2016. This increase was driven by a 68.3% increase in research and development primarily due to a $300.0 million upfront payment made to Bristol-Myers Squibb Company (BMS) and a $60.0 million developmental milestone payable to iPierian, Inc. (iPierian) recognized in connection with our license agreement for the development of BMS-986168 (now known as BIIB092) and a $120.0 million charge to acquired in-process research and development expense related to the upfront payment made for the asset acquisition of CIRARA (now known as BIIB093) from Remedy Pharmaceuticals Inc. (Remedy). These increases were partially offset by a decrease of 12.6% in selling, general and administrative expenses.

We generated $1,404.4 million of net cash flows from operations for the six months ended June 30, 2017. Cash, cash equivalents and marketable securities totaled approximately $5,525.7 million as of June 30, 2017.
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
Sales of our products are dependent, in large part, on the availability and extent of coverage, pricing and reimbursement from government health administration authorities, private health insurers and other organizations. Drug prices are under significant scrutiny in many of the markets in which our products are prescribed. Drug pricing and other health care costs continue to be subject to political and societal pressures.
In addition, our sales and operations are subject to the risks of doing business internationally. For example, the full scope of implementation of the U.K.’s referendum decision to voluntarily depart from the E.U., known as Brexit, remains unclear; compliance with any resulting regulatory mandates may prove challenging and the macroeconomic impact on our sales and results of operations from these developments remains unknown.
For additional information related to our competition and pricing risks that could negatively impact our product sales, please read the “Risk Factors” section of this report.
Key Pipeline and Product Developments
SPINRAZA (nusinersen)
In June 2017 the European Commission (EC) approved the use of SPINRAZA for the treatment of SMA in pediatric and adult patients in the E.U. SPINRAZA was reviewed under the European Medicines Agency's (EMA) accelerated assessment program, intended to expedite access to patients with unmet medical needs.
In June 2017 SPINRAZA was approved in Canada for the treatment of SMA.
In July 2017 the Japanese Ministry of Health, Labor and Welfare approved the use of SPINRAZA for the treatment of infantile SMA.
ZINBRYTA (daclizumab)
In July 2017 the EMA announced that it has provisionally restricted the use of ZINBRYTA to adult patients with highly active relapsing disease despite a full and adequate course of treatment with at least one disease modifying therapy (DMT) or with rapidly evolving severe RMS who are unsuitable for treatment with other DMTs. These changes follow the initiation of an EMA review of ZINBRYTA, following the report of a case of fatal fulminant liver failure, as well as four cases of serious liver injury.
OCREVUS (Ocrelizumab)
In March 2017 the Roche Group announced that the U.S. Food and Drug Administration (FDA) approved OCREVUS for the treatment of RMS and PPMS.
IMRALDI (adalimumab)
In June 2017 Samsung Bioepis received a positive opinion from the Committee for Medicinal Products for Human Use (CHMP) for the marketing authorization of IMRALDI, an adalimumab biosimilar candidate referencing HUMIRA. The CHMP's recommendation was referred to the EC, which grants approval of marketing authorizations for medicines in the E.U.
For additional information on our agreements with Samsung Bioepis, please read Note 19, Collaborative and Other Relationships, to our consolidated financial statements included in our 2016 Form 10-K.

Results of Operations
Revenues
Revenues are summarized as follows:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
(In millions, except percentages)	2017		2016		2017		2016
Product revenues:
United States	$1,860.9	60.5%	$1,777.5	61.4%	$3,491.9	59.3%	$3,440.8	61.2%
Rest of world	778.8	25.2%	688.5	23.8%	1,527.9	26.0%	1,334.6	23.7%
Total product revenues	2,639.7	85.7%	2,466.0	85.2%	5,019.8	85.3%	4,775.4	84.9%
Revenues from anti-CD20 therapeutic programs	397.1	12.9%	349.2	12.1%	737.7	12.5%	678.7	12.1%
Other revenues	41.6	1.4%	79.0	2.7%	131.6	2.2%	166.9	3.0%
Total revenues	$3,078.4	100.0%	$2,894.2	100.0%	$5,889.1	100.0%	$5,621.0	100.0%
Product Revenues
Product revenues are summarized as follows:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
(In millions, except percentages)	2017		2016		2017		2016
Multiple Sclerosis:
TECFIDERA	$1,110.6	42.1%	$986.5	40.0%	$2,068.8	41.2%	$1,932.4	40.5%
Interferon*	690.6	26.2%	728.3	29.5%	1,338.9	26.7%	1,398.7	29.3%
TYSABRI	496.0	18.8%	497.4	20.1%	1,041.0	20.7%	974.4	20.4%
FAMPYRA	22.6	0.8%	21.6	0.9%	43.1	0.9%	41.8	0.9%
ZINBRYTA	16.1	0.6%	—	—%	26.8	0.5%	—	—%
Spinal Muscular Atrophy:
SPINRAZA	202.9	7.7%	—	—%	250.3	5.0%	—	—%
Hemophilia:
ELOCTATE	—	—%	124.7	5.1%	48.4	1.0%	232.4	4.9%
ALPROLIX	—	—%	80.3	3.3%	26.0	0.5%	155.3	3.2%
Other Product Revenues:
FUMADERM	10.3	0.4%	11.8	0.5%	20.0	0.4%	23.2	0.5%
BENEPALI	88.7	3.4%	15.4	0.6%	154.0	3.1%	17.2	0.4%
FLIXABI	1.9	—%	—	—%	2.5	—%	—	—%
Total product revenues	$2,639.7	100.0%	$2,466.0	100.0%	$5,019.8	100.0%	$4,775.4	100.0%
*Interferon includes AVONEX and PLEGRIDY.

Multiple Sclerosis (MS)
TECFIDERA
For the three months ended June 30, 2017, compared to the same period in 2016, the increase in U.S. TECFIDERA revenues was primarily due to price increases and an increase in unit sales volume of 2%, partially offset by higher discounts and allowances.
For the six months ended June 30, 2017, compared to the same period in 2016, the increase in U.S. TECFIDERA revenues was primarily due to price increases, partially offset by higher discounts and allowances and a decrease in unit sales volume of 3%.
For the three and six months ended June 30, 2017, compared to the same periods in 2016, the increase in rest of world TECFIDERA revenues was primarily due to increases in unit sales volume of 25% and 20%, respectively, in existing markets and new markets where we continue to launch the product and expand our presence around the world. These increases were partially offset by pricing reductions in certain European countries.
We anticipate relatively stable demand for TECFIDERA in 2017 on a global basis, with patient growth in our international markets offsetting modest patient declines in the U.S., primarily resulting from increasing competition from additional treatments for MS, including OCREVUS.

Interferon
AVONEX and PLEGRIDY
For the three and six months ended June 30, 2017, U.S. AVONEX revenues totaled $420.4 million and $820.5 million, respectively, as compared to $442.2 million and $842.2 million, respectively, in the prior year comparative periods.
For the three and six months ended June 30, 2017, U.S. PLEGRIDY revenues totaled $81.3 million and $146.0 million, respectively, as compared to $76.8 million and $144.3 million, respectively, in the prior year comparative periods.
For the three and six months ended June 30, 2017, compared to the same periods in 2016, the decrease in U.S. Interferon revenues was primarily due to an overall decrease in Interferon unit sales volumes of 11% and 12%, respectively, which was primarily attributable to patients transitioning to other oral MS therapies, partially offset by price increases.
For the three and six months ended June 30, 2017, rest of world AVONEX revenues totaled $137.1 million and $273.5 million, respectively, as compared to $163.4 million and $327.5 million, respectively, in the prior year comparative periods.
For the three and six months ended June 30, 2017, rest of world PLEGRIDY revenues totaled $51.8 million and $98.9 million, respectively, as compared to $45.9 million and $84.7 million, respectively, in the prior year comparative periods.
For the three and six months ended June 30, 2017, compared to the same periods in 2016, the decrease in rest of world Interferon revenues was primarily due to an overall decrease in AVONEX unit sales volumes of 14%, primarily due to patients transitioning to other oral MS therapies.

We expect that overall Interferon revenues will continue to decline compared to prior year periods as a result of increasing competition from our other products as well as other treatments for MS.
TYSABRI
For the three months ended June 30, 2017, compared to the same period in 2016, the decrease in U.S. TYSABRI revenues was primarily due to a 4% decrease in unit sales volume and higher discounts and allowances, partially offset by price increases.
For the six months ended June 30, 2017, compared to the same period in 2016, the increase in U.S. TYSABRI revenues was primarily due to price increases, partially offset by higher discounts and allowances.
For the three months ended June 30, 2017, compared to the same period in 2016, the increase in rest of world TYSABRI revenues was primarily due to a 11% increase in unit sales volume.
For the six months ended June 30, 2017, compared to the same period in 2016, the increase in rest of world TYSABRI revenues was primarily due to the recognition of approximately $45.0 million of previously deferred revenue in Italy relating to the pricing agreement with the Italian National Medicines Agency (Agenzia Italiana del Farmaco, or AIFA), as discussed below, and a 12% increase in unit sales volume.

In the first quarter of 2017, we reached an agreement with AIFA's Price and Reimbursement Committee resolving all of AIFA's claims relating to sales of TYSABRI in excess of the reimbursement limit for prior periods.
For information regarding our agreement with AIFA relating to sales of TYSABRI in Italy, please read Note 20, Litigation, to our consolidated financial statements included in our 2016 Form 10-K.
We anticipate relatively stable demand for TYSABRI in 2017 on a global basis, with patient growth in our international markets offsetting modest patient declines in the U.S. primarily resulting from increasing competition from additional treatments for MS, primarily OCREVUS.
ZINBRYTA
Under the terms of our collaboration agreement with AbbVie Inc. (AbbVie), we began to recognize revenues on sales of ZINBRYTA to third parties in the E.U. in the third quarter of 2016.
For additional information on our relationship with AbbVie, please read Note 18, Collaborative and Other Relationships, to our condensed consolidated financial statements included in this report.

Spinal Muscular Atrophy (SMA)
SPINRAZA
We began to recognize revenues on sales of SPINRAZA in the U.S. in the fourth quarter of 2016 and the rest of world in the first quarter of 2017.
For additional information on our relationship with Ionis Pharmaceuticals, Inc. (Ionis), please read Note 18, Collaborative and Other Relationships, to our condensed consolidated financial statements included in this report.
Biosimilars
BENEPALI and FLIXABI
Under the terms of our commercial agreement with Samsung Bioepis, we began to recognize revenues on sales of BENEPALI and FLIXABI to third parties in the E.U. in the first and third quarters of 2016, respectively.

For additional information on our relationship with Samsung Bioepis, please read Note 18, Collaborative and Other Relationships, to our condensed consolidated financial statements included in this report.
Revenues from Anti-CD20 Therapeutic Programs
Genentech (Roche Group)
Our share of RITUXAN and GAZYVA collaboration operating profits and royalty revenues on OCREVUS are summarized as follows:
Biogen’s Share of Pre-tax Profits in the U.S. for RITUXAN and GAZYVA
The following tables provide a summary of amounts comprising our share of pre-tax profits on RITUXAN and GAZYVA in the U.S.:

	For the Three Months Ended June 30,
(In millions)	2017	2016
Product revenues, net	$1,083.8	$1,032.8
Cost and expenses	193.6	178.1
Pre-tax profits in the U.S.	890.2	854.7
Biogen's share of pre-tax profits	$347.5	$333.9

	For the Six Months Ended June 30,
(In millions)	2017	2016
Product revenues, net	$2,124.8	$2,007.5
Cost and expenses	394.9	353.2
Pre-tax profits in the U.S.	1,729.9	1,654.3
Biogen's share of pre-tax profits	$671.0	$646.7
For the three and six months ended June 30, 2017, compared to the same periods in 2016, the increase in U.S. product revenues was primarily due to selling price increases, an increase in RITUXAN unit sales volume of 2% and 1%, respectively, and an increase in GAZYVA unit sales volume of 35% and 30%, respectively, partially offset by higher discounts and allowances.
Collaboration costs and expenses for the three and six months ended June 30, 2017, as depicted in the table above, excludes certain expenses charged to the collaboration by Genentech that we believe remain the responsibility of Genentech and we are not obligated to pay under the terms of the collaboration agreement. Accordingly, we did not recognize the effect of those expenses in determination of our share of pre-tax collaboration profits and Genentech has withheld approximately $120 million from amounts due to us in relation to the first quarter of 2017 collaboration activity, representing Genentech’s estimate of our share of these expenses. We remain in discussions with Genentech about a resolution relating to these amounts. Excluding amounts under dispute, collaboration costs and expenses for the three and six months ended June 30, 2017, compared to the same periods in 2016, increased primarily due to an increase in RITUXAN product cost of sales.
Our share of RITUXAN annual pre-tax co-promotion profits in the U.S. in excess of $50.0 million decreased to 39% from 40% in February 2016 when GAZYVA was approved by the FDA as a new treatment for follicular lymphoma and will further decrease to 37.5% in the second half of 2017 as gross sales of GAZYVA in the U.S. for the preceding 12 month period exceeded $150.0 million.

Other Revenues from Anti-CD20 Therapeutic Programs
Other revenues from anti-CD20 therapeutic programs primarily consist of our share of pre-tax co-promotion profits on RITUXAN in Canada, including a one-time adjustment to revenue recognized in Canada, and royalty revenues on sales of OCREVUS. For the three and six months ended June 30, 2017, compared to the same periods in 2016, other revenues from anti-CD20 therapeutic programs increased due to the launch of OCREVUS in the second quarter of 2017 and the commencement of RITUXAN pre-tax co-promotion profit recognition for Canada in the same period as the underlying product sales.
In March 2017 the FDA approved OCREVUS for the treatment of RMS and PPMS. Under the terms of our agreement with Genentech, we will receive a tiered royalty on U.S. net sales from 13.5% and increasing up to 24% if annual net sales exceed $900.0 million.
The commercialization of OCREVUS does not impact the percentage of the co-promotion profits we receive for RITUXAN or GAZYVA. Genentech is solely responsible for development and commercialization of OCREVUS, a humanized anti-CD20 monoclonal antibody, and funding future costs. OCREVUS royalty revenues were based on our estimates from third party and market research data of OCREVUS sales occurring during the corresponding period. Differences between actual and estimated royalty revenues will be adjusted for in the period in which they become known, which is expected to be the following quarter.
For additional information related to our collaboration with Genentech, including information regarding the pre-tax profit sharing formula and its impact on future revenues from anti-CD20 therapeutic programs, please read Note 19, Collaborative and Other Relationships, to our consolidated financial statements included in our 2016 Form 10-K.

Other Revenues
Other revenues are summarized as follows:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
(In millions, except percentages)	2017		2016		2017		2016
Revenues from collaborative and other relationships	$9.0	21.6%	$19.6	24.8%	$15.3	11.6%	$31.1	18.6%
Other royalty and corporate revenues	32.6	78.4%	59.4	75.2%	116.3	88.4%	135.8	81.4%
Total other revenues	$41.6	100.0%	$79.0	100.0%	$131.6	100.0%	$166.9	100.0%
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
For the three and six months ended June 30, 2017, compared to the same periods in 2016, the decrease in revenues from collaborative and other relationships was primarily due to net losses recognized in the U.S. territory under our collaboration with AbbVie during the three and six months ended June 30, 2017, totaling $3.9 million and $9.8 million, respectively, and the impact of the spin-off of our hemophilia business on February 1, 2017.
For additional information on our collaboration agreements with AbbVie and Samsung Bioepis, please read Note 18, Collaborative and Other Relationships, to our condensed consolidated financial statements included in this report.

Other Royalty and Corporate Revenues
Royalty Revenues
We receive royalties from net sales on products related to patents that we have out-licensed.
Other Corporate Revenues
Our other corporate revenues include amounts earned under contract manufacturing agreements.
For the three and six months ended June 30, 2017, compared to the same periods in 2016, the decrease in other corporate revenues was primarily due to lower contract manufacturing revenues related to the timing of shipments of drug substance production provided to a strategic partner.

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
Reserves for discounts, contractual adjustments and returns that reduced gross product revenues are summarized as follows:
For the three and six months ended June 30, 2017, reserves for discounts and allowances as a percentage of gross product revenues were 21.2% and 22.0%, respectively, as compared to 20.5% and 20.8%, respectively, in the prior year comparative periods.

Discounts
Discounts include trade term discounts and wholesaler incentives.
For the three and six months ended June 30, 2017, compared to the same periods in 2016, the increase in discounts was primarily driven by an increase in rest of world product revenues, due in part to an increase in biosimilar revenues, as well as an increase in gross selling prices, partially offset by the impact from the spin-off of our hemophilia business on February 1, 2017.
Contractual Adjustments
Contractual adjustments relate to Medicaid and managed care rebates, co-payment assistance, Veterans Administration, Public Health Service discounts, specialty pharmacy program fees and other government rebates or applicable allowances.
For the three and six months ended June 30, 2017, compared to the same periods in 2016, the increase in contractual adjustments was primarily due to higher Medicaid and other governmental rebates and allowances in the U.S. and managed care rebates, due in part to an increase in gross selling prices and the launch of SPINRAZA in the U.S. in the fourth quarter of 2016, partially offset by the impact from the spin-off of our hemophilia business on February 1, 2017.
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
For the six months ended June 30, 2017, compared to the same period in 2016, return provisions decreased primarily due to a reduction in U.S. return rates based on recent experiences of returned products.
For additional information related to our reserves, please read Note 4, Reserves for Discounts and Allowances, to our condensed consolidated financial statements included in this report.

Cost and Expenses
A summary of total cost and expenses is as follows:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
(In millions, except percentages)	2017	2016	Change %	2017	2016	Change %
Cost of sales, excluding amortization of acquired intangible assets	$366.2	$370.3	(1.1)%	$750.8	$683.3	9.9%
Research and development	796.2	473.1	68.3%	1,219.6	910.4	34.0%
Selling, general and administrative	430.2	492.4	(12.6)%	929.3	989.7	(6.1)%
Amortization of acquired intangible assets	117.5	92.9	26.5%	566.0	181.7	211.5%
Acquired in-process research and development	120.0	—	**	120.0	—	**
Collaboration profit (loss) sharing	26.5	(5.6)	**	47.3	(5.6)	**
(Gain) loss on fair value remeasurement of contingent consideration	21.2	10.6	100.0%	31.2	12.9	141.9%
Restructuring charges	—	—	**	—	9.7	(100.0)%
Total cost and expenses	$1,877.8	$1,433.7	31.0%	$3,664.2	$2,782.1	31.7%
** Percentage not meaningful.
Cost of Sales, Excluding Amortization of Acquired Intangible Assets
Product Cost of Sales
For the three months ended June 30, 2017, compared to the same period in 2016, the decrease in product cost of sales was primarily driven by the impact from the spin-off of our hemophilia business on February 1, 2017, lower contract manufacturing and the accelerated depreciation recorded in the second quarter of 2016 as a result of our decision to cease manufacturing in Cambridge, MA. These decreases were partially offset by higher unit sales volume related to our biosimilar product shipments and inventory amounts written down as a result of excess, obsolescence, unmarketability or other reasons.

For the six months ended June 30, 2017, compared to the same period in 2016, the increase in product cost of sales was primarily driven by higher unit sales volume related to our biosimilar product shipments and inventory amounts written down as a result of excess, obsolescence, unmarketability or other reasons. These increases were partially offset by the impact from the spin-off of our hemophilia business on February 1, 2017, the accelerated depreciation recorded in the second quarter of 2016 as a result of our decision to cease manufacturing in Cambridge, MA and lower contract manufacturing shipments.
For additional information related to our Cambridge, MA manufacturing facility, please read Note 3, Restructuring, Business Transformation and Other Cost Saving Initiatives, to our consolidated financial statements included in our 2016 Form 10-K.
Royalty Cost of Sales
For the three and six months ended June 30, 2017, compared to the same periods in 2016, the increase in royalty cost of sales was primarily driven by higher royalties on sales of AVONEX and PLEGRIDY in the U.S., as noted below, and the recognition of royalties on sales of SPINRAZA. These increases were partially offset by the impact from the spin-off of our hemophilia business on February 1, 2017 and lower royalties on sales of TYSABRI resulting from the expiration of certain third party royalties.

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
For the three and six months ended June 30, 2017, compared to the same periods in 2016, the increase in research and development expense was primarily related to milestone and upfront expenses, partially offset by decreased costs incurred in connection with our marketed products and research and discovery.
The increase in milestone and upfront expenses for the three and six months ended June 30, 2017, compared to the same periods in 2016, was primarily due to a $300.0 million upfront payment to BMS upon the closing of an agreement to exclusively license BMS-986168 (now known as BIIB092) and a $60.0 million developmental milestone payable to the former stockholders of iPierian upon dosing of the first patient in the Phase 2 progressive supranuclear palsy (PSP) study for BIIB092. These increases were partially offset by the prior year upfront milestone paid to the University of Pennsylvania upon entering into a collaboration and alliance.
For additional information related to our agreement with BMS, please read Note 18, Collaborative and Other Relationships, to our condensed consolidated financial statements included in this report.
The decrease in spending associated with our marketed products for the three and six months ended June 30, 2017, compared to the same periods in 2016, was primarily due to a reduction in spending related to TECFIDERA and the impact from the spin-off of our hemophilia business on February 1, 2017, partially offset by increased spending related to ZINBRYTA and SPINRAZA following their approvals in the second and fourth quarters of 2016, respectively.
We intend to continue committing significant resources to targeted research and development opportunities where there is a significant unmet need and where a drug candidate has the potential to be highly differentiated.

Selling, General and Administrative
For the three months ended June 30, 2017, compared to the same period in 2016, the decrease in selling, general and administrative expenses was primarily due to the discontinuance of our TECFIDERA television advertising campaign in the second quarter of 2016 and a reduction in operational spending associated with our hemophilia business, partially offset by an increase in commercialization costs for SPINRAZA.
For the six months ended June 30, 2017, compared to the same period in 2016, the decrease in selling, general and administrative expenses was primarily due to the discontinuance of our TECFIDERA television advertising campaign in the second quarter of 2016 and a reduction in operational spending associated with our hemophilia business, partially offset by an increase in corporate giving and an increase in commercialization costs for SPINRAZA and our biosimilar candidates.

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
Amortization of acquired intangible assets for the three and six months ended June 30, 2017, includes $29.4 million and $383.0 million, respectively, of amortization and impairment charges associated with our U.S. and rest of world licenses to Forward Pharma A/S' (Forward Pharma) intellectual property related to TECFIDERA acquired in the first quarter of 2017, as discussed below.

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
We have two intellectual property disputes with Forward Pharma, one in the U.S. and one in the E.U., concerning intellectual property related to TECFIDERA. In March 2017 the U.S. intellectual property dispute was decided in our favor. Forward Pharma appealed to the U.S. Court of Appeals for the Federal Circuit and the appeal is pending. For additional information related to these disputes, please read Note 19, Litigation, to our condensed consolidated financial statements included in this report.
As we prevailed in the U.S. proceeding in March 2017, we evaluated the recoverability of the U.S. asset acquired from Forward Pharma and recorded an impairment charge to adjust the carrying value of the acquired U.S. asset to fair value reflecting the impact of the developments in the U.S. legal dispute. We also continue to amortize the remaining net book value of the U.S. and rest of world intangible assets in our condensed consolidated statements of income utilizing an economic consumption model.

In Process Research & Development (IPR&D) related to Business Combinations
Overall, the value of our acquired IPR&D assets is dependent upon a number of variables, including estimates of future revenues and the effects of competition, the level of anticipated development costs and the probability and timing of successfully advancing a particular research program from a clinical trial phase to the next. We are continually reevaluating our estimates concerning these variables and evaluating industry data regarding the productivity of clinical research and the development process. Changes in our estimates of items may result in a significant change to our valuation of these assets.
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
For additional information related to the amortization of acquired intangible assets and our TECFIDERA settlement and license agreement please read Note 6, Intangible Assets and Goodwill, to our condensed consolidated financial statements included in this report.

Acquired In-Process Research and Development
On May 15, 2017, we completed an asset purchase of the Phase 3 candidate, BIIB093, from Remedy. Upon closing of the transaction, we made a $120.0 million upfront payment to Remedy, which was recorded as acquired in-process research and development in our condensed consolidated statements of income during the second quarter of 2017 as BIIB093 has not yet reached technological feasibility. For additional information related to this transaction, please read Note 2, Acquisitions, to our condensed consolidated financial statements included in this report.

Collaboration Profit (Loss) Sharing
Collaboration profit (loss) reflects the sharing of 50% of the profit or loss related to our biosimilars commercial agreement with Samsung Bioepis and our 50% sharing of the co-promotion profits or losses in the E.U. and Canada related to our collaboration agreement with AbbVie in the commercialization of ZINBRYTA.
We began to recognize revenues on sales of biosimilars in the first quarter of 2016. For the three and six months ended June 30, 2017, we shared collaboration profits and therefore recognized net expense of $25.2 million and $46.0 million, respectively, related to our biosimilars commercial agreement with Samsung Bioepis. For the three and six months ended June 30, 2016, we recognized net income of $5.6 million.
We began to recognize revenues on sales of ZINBRYTA in the E.U. in the third quarter of 2016. For the three and six months ended June 30, 2017, we recognized net expense of $1.3 million to reflect AbbVie's 50% sharing of the net collaboration profits in the E.U. and Canada.
For additional information related to our agreements with Samsung Bioepis and AbbVie please read Note 18, Collaborative and Other Relationships, to our condensed consolidated financial statements included in this report.

Other Income (Expense), Net
For the three months ended June 30, 2017, compared to the same period in 2016, the change in other income (expense), net was primarily due to an other than temporary impairment recorded on a strategic investment.
For the six months ended June 30, 2017, compared to the same period in 2016, the change in other income (expense), net was primarily due to an increase in interest income and lower non-income based state taxes and other, partially offset by an other than temporary impairment recorded on a strategic investment.

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

For the three and six months ended June 30, 2017, compared to the same periods in 2016, the decrease in our effective tax rate was primarily due to a lower relative percentage of our earnings being recognized in the U.S., a high tax jurisdiction, along with a higher deduction for U.S. manufacturing activities. The geographic split of our earnings was affected by milestone and upfront payments in the current year, the spin-off of our hemophilia business and offsetting growth in sales of SPINRAZA in the U.S. For the six months ended June 30, 2017, we also recognized a benefit from a favorable settlement of a state tax matter.
For more information on our uncertain tax positions and income tax rate reconciliation for the three and six months ended June 30, 2017 and 2016, please read Note 15, Income Taxes, to our condensed consolidated financial statements included in this report.
Financial Condition, Liquidity and Capital Resources
Our financial condition is summarized as follows:

(In millions, except percentages)	As of June 30, 2017	As of December 31, 2016	Change %
Financial assets:
Cash and cash equivalents	$1,169.5	$2,326.5	(49.7)%
Marketable securities — current	1,723.5	2,568.6	(32.9)%
Marketable securities — non-current	2,632.7	2,829.4	(7.0)%
Total cash, cash equivalents and marketable securities	$5,525.7	$7,724.5	(28.5)%
Borrowings:
Current portion of notes payable and other financing arrangements	$559.9	$4.7	**
Notes payable and other financing arrangements	5,954.0	6,512.7	(8.6)%
Total borrowings	$6,513.9	$6,517.4	(0.1)%
Working capital:
Current assets	$7,108.7	$8,732.2	(18.6)%
Current liabilities	(3,379.7)	(3,419.9)	(1.2)%
Total working capital	$3,729.0	$5,312.3	(29.8)%
** Percentage not meaningful.
For the six months ended June 30, 2017, certain significant cash flows were as follows:

•	$1.4 billion in net cash flows provided by operating activities, net of:

◦	$654.8 million in total payments for income taxes;

◦	$454.8 million payment made to Forward Pharma for the litigation and settlement charges that were accrued as of December 31, 2016; and

◦	$300.0 million upfront payment to BMS;

•	$1.4 billion used for share repurchases;

•	$795.2 million payment made to Forward Pharma to license intellectual property related to TECFIDERA;

•	$600.0 million in contingent payments made to former shareholders of Fumapharm AG and holders of their rights;

•	$407.7 million used for purchases of property, plant and equipment;

•	$302.7 million net cash contribution made to Bioverativ; and

•	$180.0 million in upfront and milestone payments made to Remedy and Ionis.
For the six months ended June 30, 2016, certain significant cash flows were as follows:

•	$2.0 billion in net cash flows provided by operating activities, net of:

◦	$840.8 million in total payments for income taxes;

•	$600.0 million in contingent payments made to former shareholders of Fumapharm AG and holders of their rights; and

•	$263.7 million used for purchases of property, plant and equipment.
Overview
We have historically financed our operating and capital expenditures primarily through cash flows earned from our operations. We expect to continue funding our current and planned operating requirements principally through our cash flows from operations, as well as our existing cash resources. We believe that our existing funds, when combined with cash generated from operations and our access to additional financing resources, if needed, are sufficient to satisfy our operating, working capital, strategic alliance, milestone payment, capital expenditure and debt service requirements for the foreseeable future. In addition, we may choose to opportunistically return cash to shareholders and pursue other business initiatives, including acquisition and licensing activities. We may, from time to time, also seek additional funding through a combination of new collaborative agreements, strategic alliances and additional equity and debt financings or from other sources should we identify a significant new opportunity.
The undistributed cumulative foreign earnings of certain of our foreign subsidiaries, exclusive of earnings that would result in little or no net income tax expense under current U.S. tax law or which has already been subject to tax under U.S. tax law, are invested indefinitely outside the U.S.
Of the total cash, cash equivalents and marketable securities at June 30, 2017, approximately $4.3 billion was generated in foreign jurisdictions and is primarily intended for use in our foreign operations or in connection with business development transactions outside the U.S. In managing our day-to-day liquidity in the U.S., we do not rely on the unrepatriated earnings as a source of funds and we have not provided for U.S. federal or state income taxes on these undistributed foreign earnings.

For additional information related to certain risks that could negatively impact our financial position or future results of operations, please read the “Risk Factors” and “Quantitative and Qualitative Disclosures About Market Risk” sections of this report.
Share Repurchase Programs
In July 2016 our Board of Directors authorized a program to repurchase up to $5.0 billion of our common stock (2016 Share Repurchase Program). This authorization does not have an expiration date. All share repurchases under this authorization will be retired. Under this program, we repurchased and retired 2.9 million and 3.7 million shares of common stock at a cost of $781.8 million and $1.0 billion during the three and six months ended June 30, 2017, respectively. As of June 30, 2017, approximately $3.0 billion remains available to repurchase shares under this authorization.
In February 2011 our Board of Directors authorized a program to repurchase up to 20.0 million shares of common stock, which was completed as of March 31, 2017. During the six months ended June 30, 2017, we repurchased 1.3 million shares of common stock at a cost of $365.4 million under this program. During the three and six months ended June 30, 2016, we did not repurchase any shares of common stock under this program.
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
The net decrease in cash, cash equivalents and marketable securities at June 30, 2017 from December 31, 2016, was primarily due to cash used for share repurchases, the payment made to Forward Pharma in connection with our January 2017 settlement and license agreement, contingent payments made to former shareholders of Fumapharm AG and holders of their rights, upfront and milestone payments made to BMS, Remedy and Ionis, net purchases of property, plant and equipment and the net cash contribution made to Bioverativ. These cash outflows were partially offset by cash flows related to operations.

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
During the third quarter of 2015, we entered into a $1.0 billion, 5-year senior unsecured revolving credit facility under which we are permitted to draw funds for working capital and general corporate purposes. The terms of the revolving credit facility include a financial covenant that requires us not to exceed a maximum consolidated leverage ratio. As of June 30, 2017, we had no outstanding borrowings and were in compliance with all covenants under this facility.

For a summary of the fair and carrying values of our outstanding borrowings as of June 30, 2017 and December 31, 2016, please read Note 7, Fair Value Measurements, to our condensed consolidated financial statements included in this report.
Working Capital
We define working capital as current assets less current liabilities. The change in working capital at June 30, 2017 from December 31, 2016, reflects a decrease in total current assets of approximately $1.6 billion, partially offset by a $40.2 million decrease in current liabilities.
The decrease in total current assets was driven by a decrease in net cash, cash equivalents and marketable securities, as described above, and the contribution of certain accounts receivable, inventory, and other current assets to Bioverativ. These decreases were partially offset by an increase in receivables related to our ongoing operations.
The decrease in current liabilities was driven by a reduction in accrued expenses primarily due to the payment of the $454.8 million charge that was accrued as of December 31, 2016 in relation to our settlement and license agreement with Forward Pharma, a decrease in taxes payable, the payment of incentive compensation and the contribution of certain accrued expenses and other current liabilities to Bioverativ. These decreases were partially offset by the reclassification to current liabilities of $550.0 million of our 6.875% Senior Notes due March 1, 2018, as these notes are due within one year.

Cash Flows
The following table summarizes our cash flow activity:

	For the Six Months Ended June 30,
(In millions, except percentages)	2017	2016	% Change
Net cash flows provided by operating activities	$1,404.4	$2,014.0	(30.3)%
Net cash flows used in investing activities	$(946.8)	$(1,939.3)	(51.2)%
Net cash flows used in financing activities	$(1,652.4)	$(20.8)	**
** Percentage not meaningful.
Operating Activities
Cash flows from operating activities represent the cash receipts and disbursements related to all of our activities other than investing and financing activities. We expect cash provided from operating activities will continue to be our primary source of funds to finance operating needs and capital expenditures for the foreseeable future.
Operating cash flow is derived by adjusting our net income for:

•	Non-cash operating items such as depreciation and amortization, impairment charges, acquired in-process research and development and share-based compensation;

•
Changes in operating assets and liabilities which reflect timing differences between the receipt and payment of cash associated with transactions and when they are recognized in results of operations; and

•	Changes associated with the fair value of contingent payments associated with our acquisitions of businesses and payments related to collaborations.
For the six months ended June 30, 2017, compared to the same period in 2016, the decrease in net cash flows provided by operating activities was primarily due to the $454.8 million payment that was accrued as of December 31, 2016 and paid in the first quarter of 2017, in relation to our settlement and license agreement with Forward Pharma, the $300.0 million upfront payment to BMS made in the second quarter of 2017 and a comparative increase in outstanding receivables.

Investing Activities
For the six months ended June 30, 2017, compared to the same period in 2016, the decrease in net cash flows used in investing activities was primarily due to an increase in net proceeds from sales and maturities of marketable securities, partially offset by the $795.2 million payment made to license Forward Pharma's intellectual property related to TECFIDERA in the first quarter of 2017, the $120.0 million payment made to Remedy for the purchase of BIIB093 in the second quarter of 2017, the $60.0 million milestone payment to Ionis in the first quarter of 2017 and an increase in purchases of property, plant and equipment primarily related to the construction of our Solothurn, Switzerland facility.
Financing Activities
For the six months ended June 30, 2017, compared to the same period in 2016, the increase in net cash flows used in financing activities was primarily due to approximately $1.4 billion of cash used for share repurchases in the first half of 2017 and the $302.7 million net cash contribution made to Bioverativ in connection with the spin-off of our hemophilia business in February 2017.

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
Contingent Consideration related to Business Combinations
In connection with our acquisitions of Convergence Pharmaceuticals Ltd. (Convergence), Stromedix, Inc. (Stromedix) and Biogen International Neuroscience GmbH (BIN), formerly Panima Pharmaceuticals AG, we agreed to make additional payments based upon the achievement of certain milestone events.
As the acquisitions of Convergence, Stromedix and BIN occurred after January 1, 2009, we record contingent consideration liabilities at their fair value on the acquisition date and revalue these obligations each reporting period.
We may pay up to approximately $1.2 billion in remaining milestones related to these acquisitions.

Fumapharm AG
In 2006 we acquired Fumapharm AG. As part of this acquisition we acquired FUMADERM and TECFIDERA (together, Fumapharm Products). We are required to make contingent payments to former shareholders of Fumapharm AG or holders of their rights based on the attainment of certain cumulative sales levels of Fumapharm Products and the level of total net sales of Fumapharm Products in the prior 12- month period.
During the six months ended June 30, 2017, we paid $600.0 million in contingent payments as we reached the $11.0 billion and $12.0 billion cumulative sales levels related to the Fumapharm Products in the fourth quarter of 2016 and the first quarter of 2017, respectively, and accrued $300.0 million upon reaching $13.0 billion in total cumulative sales of Fumapharm Products in the second quarter of 2017.
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
Contingent Development, Regulatory and Commercial Milestone Payments
Based on our development plans as of June 30, 2017, we could make potential future milestone payments to third parties of up to approximately $3.1 billion, including approximately $0.6 billion in development milestones, approximately $0.9 billion in regulatory milestones and approximately $1.6 billion in commercial milestones, as part of our various collaborations, including licensing and development programs. Payments under these agreements generally become due and payable upon achievement of certain development, regulatory or commercial milestones. Because the achievement of these milestones had not occurred as of June 30, 2017, such contingencies have not been recorded in our financial statements. Amounts related to contingent milestone payments are not considered contractual obligations as they are contingent on the successful achievement of certain development, regulatory approval or commercial milestones.
Provided various development, regulatory or commercial milestones are achieved, we anticipate that we may pay approximately $55.0 million of milestone payments during the remainder of 2017 in addition to the $90.0 million in payments to Ionis for the regulatory approvals of SPINRAZA in the E.U. and Japan and a $60.0 million developmental milestone payment to the former stockholders of iPierian upon dosing of the first patient in the Phase 2 PSP study for BIIB092.
Other Funding Commitments
As of June 30, 2017, we have several ongoing clinical studies in various clinical trial stages. Our most significant clinical trial expenditures are to contract research organizations (CROs). The contracts with CROs are generally cancellable, with notice, at our option. We recorded accrued expenses of approximately $36.0 million in our condensed consolidated balance sheet for expenditures incurred by CROs as of June 30, 2017. We have approximately $442.0 million in cancellable future commitments based on existing CRO contracts as of June 30, 2017.
Tax Related Obligations
We exclude liabilities pertaining to uncertain tax positions from our summary of contractual obligations as we cannot make a reliable estimate of the period of cash settlement with the respective taxing authorities. As of June 30, 2017, we have approximately $36.0 million of liabilities associated with uncertain tax positions.
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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Market Risk
We are subject to certain risks which may affect our results of operations, cash flows and fair values of assets and liabilities, including volatility in foreign currency exchange rates, interest rate movements, pricing pressures worldwide and weak economic conditions in the foreign markets in which we operate. We manage the impact of foreign currency exchange rates and interest rates through various financial instruments, including derivative instruments such as foreign currency forward contracts, interest rate lock contracts and interest rate swap contracts. We do not enter into financial instruments for trading or speculative purposes. The counterparties to these contracts are major financial institutions, and there is no significant concentration of exposure with any one counterparty.
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
Revenue and Operating Expense Hedging Program
Our foreign currency hedging program is designed to mitigate, over time, a portion of the impact resulting from volatility in exchange rate changes on revenues and operating expenses. We use foreign currency forward contracts to manage foreign currency risk, with the majority of our forward contracts used to hedge certain forecasted revenue and operating expense transactions denominated in foreign currencies in the next 24 months. We do not engage in currency speculation. For a more detailed disclosure of our revenue and operating expense hedging program, please read Note 9, Derivative Instruments, to our condensed consolidated financial statements included in this report.
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
Balance Sheet Risk Management Hedging Program
We also use forward contracts to mitigate the foreign currency exposure related to certain balance sheet items. The primary objective of our balance sheet risk management program is to mitigate the exposure of foreign currency denominated net monetary assets and liabilities of foreign affiliates. In these instances, we principally utilize currency forward contracts. We have not elected hedge accounting for the balance sheet related items. The cash flows from these contracts are reported as operating activities in our condensed consolidated statement of cash flows.

The following quantitative information includes the impact of currency movements on forward contracts used in our revenue, operating expense and balance sheet hedging programs. As of June 30, 2017 and December 31, 2016, a hypothetical adverse 10% movement in foreign currency rates compared to the U.S. dollar across all maturities would result in a hypothetical decrease in the fair value of forward contracts of approximately $234.0 million and $172.0 million, respectively. The estimated fair value change was determined by measuring the impact of the hypothetical exchange rate movement on outstanding forward contracts. Our use of this methodology to quantify the market risk of such instruments is subject to assumptions and actual impact could be significantly different. The quantitative information about market risk is limited because it does not take into account all foreign currency operating transactions.
Interest Rate Risk
Our investment portfolio includes cash equivalents and short-term investments. The fair value of our marketable securities is subject to change as a result of potential changes in market interest rates. The potential change in fair value for interest rate sensitive instruments has been assessed on a hypothetical 100 basis point adverse movement across all maturities. As of June 30, 2017 and December 31, 2016, we estimate that such hypothetical 100 basis point adverse movement would result in a hypothetical loss in fair value of approximately $48.0 million and $50.0 million, respectively, to our interest rate sensitive instruments. The fair values of our investments were determined using third-party pricing services or other market observable data.
To achieve a desired mix of fixed and floating interest rate debt, we entered into interest rate swap contracts during 2015 for certain of our fixed-rate debt. These derivative contracts effectively converted a fixed-rate interest coupon to a floating-rate LIBOR-based coupon over the life of the respective note. As of June 30, 2017 and December 31, 2016, a 100 basis-point adverse movement (increase in LIBOR) would increase annual interest expense by approximately $6.8 million.

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
We believe that our allowance for doubtful accounts was adequate as of June 30, 2017 and December 31, 2016. However, if significant changes occur in the availability of government funding or the reimbursement practices of these or other governments, we may not be able to collect on amounts due to us from customers in such countries and our results of operations could be adversely affected.

Item 4.    Controls and Procedures
Disclosure Controls and Procedures and Internal Control over Financial Reporting
Controls and Procedures
We have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of June 30, 2017. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that (a) the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission’s rules and forms, and (b) such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II — OTHER INFORMATION
Item 1.    Legal Proceedings
Please refer to Note 19, Litigation, to our condensed consolidated financial statements included in this report, which is incorporated into this item by reference.
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
SPINRAZA was recently approved by the FDA, the European Commission and the Japanese Ministry of Health, Labor and Welfare, and is in the early stages of commercial launch. In addition to risks associated with new product launches and the other factors described in these “Risk Factors”, our ability to successfully commercialize SPINRAZA may be adversely affected due to:

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
Restrictions on use or significant safety warnings that may be required to be included in the label of our products, such as the risk of developing progressive multifocal leukoencephalopathy, a serious brain infection, or liver injury, in the label for certain of our products, may significantly reduce expected revenues for those products and require significant expense and management time.
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
Positive results in a trial may not be replicated in subsequent or confirmatory trials. Additionally, success in preclinical work or early stage clinical trials does not ensure that later stage or larger scale clinical trials will be successful or that regulatory approval will be obtained. In addition, even if later stage clinical trials are successful, regulatory authorities may delay or decline approval of our product candidates. Regulatory authorities may disagree with our view of the data, require additional studies or disagree with our trial design or endpoints. Regulatory authorities may also fail to approve the facilities or the processes used to manufacture a product candidate, our dosing or delivery methods or companion devices. Regulatory authorities may grant marketing approval that is more restricted than anticipated. These restrictions may include limiting indications to narrow patient populations and the imposition of safety monitoring, educational requirements and risk evaluation and mitigation strategies. The occurrence of any of these events could result in significant costs and expenses, have an adverse effect on our business, financial condition and results of operations, and cause our stock price to decline or experience periods of volatility.
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
We have experienced changes in management and other key personnel in critical functions across our organization, including most recently our chief executive officer and our chief financial officer. Changes in management and other key personnel have the potential to disrupt our business, and any such disruption could adversely affect our operations, programs, growth, financial condition and results of operations. Further, new members of management may have different perspectives on programs and opportunities for our business, which may cause us to focus on new business opportunities or reduce or change emphasis on our existing business programs.
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
We depend on relationships with collaborators and other third parties for revenue, and for the development, regulatory approval, commercialization and marketing of certain of our products and product candidates, which are outside of our full control.
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
While we believe we currently have sufficient large scale manufacturing capacity to meet our near-term manufacturing requirements, it is probable that we would need additional large scale manufacturing capacity to support future clinical and commercial manufacturing requirements for product candidates in our pipeline, if such candidates are successful and approved. We are building a large scale biologics manufacturing facility in Solothurn, Switzerland. Due to the long lead times necessary for the expansion of manufacturing capacity, we expect to make significant investments to build or obtain third-party contract manufacturers with no assurance that such investment will be recouped. If we are unable to adequately and timely manufacture and supply our products and product candidates or if we do not fully utilize our manufacturing facilities, our business may be harmed.
A breakdown or breach of our technology systems could subject us to liability or interrupt the operation of our business.
We are increasingly dependent upon technology systems and data. Our computer systems continue to increase in multitude and complexity due to the growth in our business, making them potentially vulnerable to breakdown, malicious intrusion and random attack. Likewise, data privacy or security breaches by individuals authorized to access our technology systems or others may pose a risk that sensitive data, including intellectual property, trade secrets or personal information belonging to us, our patients, customers or other business partners, may be exposed to unauthorized persons or to the public. Cyber-attacks are increasing in their frequency, sophistication and intensity, and are becoming increasingly difficult to detect. They are often carried out by motivated, well-resourced, skilled and persistent actors including nation states, organized crime groups, “hacktivists" and employees or contractors acting with malicious intent. Cyber-attacks could include the deployment of harmful malware and key loggers, ransomware, a denial-of-service attack, a malicious website, the use of social engineering and other means to affect the confidentiality, integrity and availability of our technology systems and data. Our key business partners face similar risks and any security breach of their systems could adversely affect our security posture. While we continue to build and improve our systems and infrastructure and believe we have taken appropriate security measures to reduce these risks to our data and information technology systems, there can be no assurance that our efforts will prevent breakdowns or breaches in our systems that could adversely affect our business and operations and/or result in the loss of critical or sensitive information, which could result in financial, legal, business or reputational harm to us. In addition, our liability insurance may not be sufficient in type or amount to cover us against claims related to security breaches, cyber-attacks and other related breaches.
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
We are increasing our presence in international markets, particularly emerging markets, subjecting us to many risks that could adversely affect our business and revenues, such as:

•	the inability to obtain necessary foreign regulatory or pricing approvals of products in a timely manner;

•	uncertainties regarding the collectability of accounts receivable;

•	fluctuations in foreign currency exchange rates, in particular the recent strength of the U.S. dollar versus foreign currencies, which has adversely impacted our revenues and net income;

•	difficulties in staffing and managing international operations;

•	the imposition of governmental controls;

•	less favorable intellectual property or other applicable laws;

•	increasingly complex standards for complying with foreign laws and regulations that may differ substantially from country to country and may conflict with corresponding U.S. laws and regulations;

•	the far-reaching anti-bribery and anti-corruption legislation in the U.K., including the U.K. Bribery Act 2010, and elsewhere and escalation of investigations and prosecutions pursuant to such laws;

•	the effects of the implementation of the U.K.'s decision to voluntarily depart from the E.U., known as Brexit;

•	compliance with complex import and export control laws;

•	restrictions on direct investments by foreign entities and trade restrictions;

•	greater political or economic instability; and

•	changes in tax laws and tariffs.
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
Our investment in Samsung Bioepis, and our success in commercializing biosimilars developed by Samsung Bioepis, is subject to risks and uncertainties inherent in the development, manufacture and commercialization of biosimilars.
Our investment in Samsung Bioepis, and our success in commercializing biosimilars developed by Samsung Bioepis, is subject to a number of risks, including:

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
On February 1, 2017, we distributed all of the then outstanding shares of Bioverativ common stock to Biogen shareholders in connection with the separation of our hemophilia business. In connection with the distribution, we entered into a separation and distribution agreement and various other agreements (including a transition services agreement, a tax matters agreement, a manufacturing and supply agreement, an employee matters agreement, an intellectual property matters agreement and certain other commercial agreements). These agreements govern the separation and distribution and the relationship between us and Bioverativ going forward, including with respect to potential tax-related losses associated with the separation and distribution. They also provide for the performance of services by each company for the benefit of the other for a period of time (including under the manufacturing and supply agreement pursuant to which we will manufacture and supply certain products and materials to Bioverativ).
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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table summarizes our common stock repurchase activity under our 2016 Share Repurchase Program during the second quarter of 2017:

Period	Total Number of Shares Purchased (#)	Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Programs (#)	Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under Our Programs ($ in millions)
April 2017	2,300,000	$272.03	2,300,000	$3,156.0
May 2017	571,804	$273.03	571,804	$3,000.0
June 2017	—	—	—	$—
Total	2,871,804	$272.23
In July 2016 our Board of Directors authorized a program to repurchase up to $5.0 billion of our common stock (2016 Share Repurchase Program). This authorization does not have an expiration date. All share repurchases under this authorization will be retired. Under this program, we repurchased and retired 2.9 million and 3.7 million shares of common stock at a cost of $781.8 million and $1.0 billion during the three and six months ended June 30, 2017, respectively. As of June 30, 2017, approximately $3.0 billion remains available to repurchase shares under this authorization.
In February 2011 our Board of Directors authorized a program to repurchase up to 20.0 million shares of common stock, which was completed as of March 31, 2017. During the six months ended June 30, 2017, we repurchased 1.3 million shares of common stock at a cost of $365.4 million under this program. During the three and six months ended June 30, 2016, we did not repurchase any shares of common stock under this program.
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

BIOGEN INC.

/s/ Gregory F. Covino
Gregory F. Covino
Vice President, Finance
Chief Accounting Officer and
Interim Principal Financial Officer (principal financial officer)
July 25, 2017

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1	Fourth Amended and Restated Bylaws of Biogen Inc. Filed as Exhibit 3.1 to our Current Report on Form 8-K filed on June 9, 2017.

10.1*	Biogen Inc. 2017 Omnibus Equity Plan. Filed as Appendix B to our Definitive Proxy Statement on Schedule 14A filed on April 26, 2017.

10.2*+	Form of restricted stock unit award agreement under the Biogen Inc. 2017 Omnibus Equity Plan.

10.3*+	Form of market stock unit award agreement under the Biogen Inc. 2017 Omnibus Equity Plan.

10.4*+	Form of performance unit award agreement under the Biogen Inc. 2017 Omnibus Equity Plan.

10.5*+	Form of performance unit award agreement under the Biogen Inc. 2017 Omnibus Equity Plan.

31.1+	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1++	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101++
The following materials from Biogen Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

*    Management contract or compensatory plan or arrangement
+    Filed herewith
++    Furnished herewith