Form 10-Q
period 2017-09-30
BIOGEN INC.
filed 2017-10-24
CIK 875045

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 0-19311
BIOGEN INC.
(Exact name of registrant as specified in its charter)

Delaware	33-0112644
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
225 Binney Street, Cambridge, MA 02142
(617) 679-2000
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files):    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒
The number of shares of the issuer’s Common Stock, $0.0005 par value, outstanding as of October 20, 2017 was 211,476,936 shares.

BIOGEN INC.
FORM 10-Q — Quarterly Report
For the Quarterly Period Ended September 30, 2017

NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements that are being made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995 (the Act) with the intention of obtaining the benefits of the “Safe Harbor” provisions of the Act. These forward-looking statements may be accompanied by such words as “aim,” “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “potential,” “possible,” “will” and other words and terms of similar meaning. Reference is made in particular to forward-looking statements regarding:

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

•	expectations, plans and prospects relating to sales, pricing, growth and launch of our marketed and pipeline products;

•	the potential impact of increased product competition in the markets in which we compete;

•	patent terms, patent term extensions, patent office actions and expected availability and period of regulatory exclusivity;

•	the costs and timing of potential clinical trials, filings and approvals, and the potential therapeutic scope of the development and commercialization of our and our collaborators’ pipeline products;

•	the drivers for growing our business, including our plans and intent to commit resources relating to business development opportunities and research and development programs;

•	the anticipated benefits and the potential costs and expenses related to our corporate restructurings or other initiatives to streamline our operations and reallocate resources;

•
our manufacturing capacity, use of third-party contract manufacturing organizations and plans and timing relating to the expansion of our manufacturing capabilities, including anticipated investments and activities in new manufacturing facilities;

•	the potential impact on our results of operations and liquidity of the United Kingdom's (U.K.) intent to voluntarily depart from the European Union (E.U.);

•	the impact of the continued uncertainty of the credit and economic conditions in certain countries in Europe and our collection of accounts receivable in such countries;

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

NOTE REGARDING COMPANY AND PRODUCT REFERENCES
References in this report to:

•	“Biogen,” the “company,” “we,” “us” and “our” refer to Biogen Inc. and its consolidated subsidiaries;

•	“RITUXAN” refers to both RITUXAN (the trade name for rituximab in the U.S., Canada and Japan) and MabThera (the trade name for rituximab outside the U.S., Canada and Japan); and

•
"ELOCTATE" refers to both ELOCTATE (the trade name for Antihemophilic Factor (recombinant), Fc Fusion Protein in the U.S., Canada and Japan) and ELOCTA (the trade name for Antihemophilic Factor (recombinant), Fc Fusion Protein in the E.U.).

NOTE REGARDING TRADEMARKS
AVONEX®, PLEGRIDY®, RITUXAN®, SPINRAZA®, TECFIDERA®, TYSABRI® and ZINBRYTA® are registered trademarks of Biogen. BENEPALITM, CIRARATM, FLIXABITM, FUMADERMTM and IMRALDITM are trademarks of Biogen. ALPROLIX®, ELOCTATE®, ENBREL®, FAMPYRATM, GAZYVA®, HUMIRA®, OCREVUS®, REMICADE®, RITUXAN HYCELATM and other trademarks referenced in this report are the property of their respective owners.

PART I FINANCIAL INFORMATION

BIOGEN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited, in millions, except per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues:
Product, net	$2,622.5	$2,539.6	$7,642.3	$7,315.0
Revenues from anti-CD20 therapeutic programs	406.5	317.6	1,144.2	996.3
Other	48.8	98.6	180.4	265.5
Total revenues	3,077.8	2,955.8	8,966.9	8,576.8
Cost and expenses:
Cost of sales, excluding amortization of acquired intangible assets	370.0	416.9	1,120.8	1,100.2
Research and development	446.4	529.0	1,666.0	1,439.4
Selling, general and administrative	433.8	462.7	1,363.1	1,452.4
Amortization of acquired intangible assets	108.9	99.7	674.9	281.4
Acquired in-process research and development	—	—	120.0	—
Collaboration profit (loss) sharing	35.2	4.7	82.5	(0.9)
(Gain) loss on fair value remeasurement of contingent consideration	30.0	5.9	61.2	18.8
Restructuring charges	—	11.6	—	21.3
Total cost and expenses	1,424.3	1,530.5	5,088.5	4,312.6
Income from operations	1,653.5	1,425.3	3,878.4	4,264.2
Other income (expense), net	(43.6)	(58.1)	(149.4)	(169.4)
Income before income tax expense and equity in loss of investee, net of tax	1,609.9	1,367.2	3,729.0	4,094.8
Income tax expense	383.8	337.0	892.6	1,047.0
Equity in loss of investee, net of tax	—	—	—	—
Net income	1,226.1	1,030.2	2,836.4	3,047.8
Net income (loss) attributable to noncontrolling interests, net of tax	—	(2.7)	(0.1)	(5.8)
Net income attributable to Biogen Inc.	$1,226.1	$1,032.9	$2,836.5	$3,053.6
Net income per share:
Basic earnings per share attributable to Biogen Inc.	$5.80	$4.72	$13.32	$13.95
Diluted earnings per share attributable to Biogen Inc.	$5.79	$4.71	$13.30	$13.92
Weighted-average shares used in calculating:
Basic earnings per share attributable to Biogen Inc.	211.4	218.9	213.0	219.0
Diluted earnings per share attributable to Biogen Inc.	211.8	219.4	213.3	219.4

See accompanying notes to these unaudited condensed consolidated financial statements.

BIOGEN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in millions)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Net income attributable to Biogen Inc.	$1,226.1	$1,032.9	$2,836.5	$3,053.6
Other comprehensive income:
Unrealized gains (losses) on securities available for sale, net of tax	1.0	(5.4)	6.6	1.6
Unrealized gains (losses) on cash flow hedges, net of tax	(35.5)	1.3	(162.3)	(17.0)
Unrealized gains (losses) on pension benefit obligation, net of tax	—	0.4	(0.5)	1.3
Currency translation adjustment	43.9	(14.4)	146.7	(62.8)
Total other comprehensive income (loss), net of tax	9.4	(18.1)	(9.5)	(76.9)
Comprehensive income attributable to Biogen Inc.	1,235.5	1,014.8	2,827.0	2,976.7
Comprehensive income (loss) attributable to noncontrolling interests, net of tax	—	(2.6)	(0.1)	(5.7)
Comprehensive income	$1,235.5	$1,012.2	$2,826.9	$2,971.0

See accompanying notes to these unaudited condensed consolidated financial statements.

BIOGEN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in millions, except per share amounts)

	As of September 30, 2017	As of December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$1,548.1	$2,326.5
Marketable securities	1,960.2	2,568.6
Accounts receivable, net	1,567.5	1,441.6
Due from anti-CD20 therapeutic programs	518.0	300.6
Inventory	1,007.2	1,001.6
Other current assets	967.0	1,093.3
Total current assets	7,568.0	8,732.2
Marketable securities	3,062.0	2,829.4
Property, plant and equipment, net	2,995.9	2,501.8
Intangible assets, net	4,019.4	3,808.3
Goodwill	4,127.5	3,669.3
Investments and other assets	1,300.4	1,335.8
Total assets	$23,073.2	$22,876.8
LIABILITIES AND EQUITY
Current liabilities:
Current portion of notes payable and other financing arrangements	$573.2	$4.7
Taxes payable	121.3	231.9
Accounts payable	298.7	279.8
Accrued expenses and other	2,455.2	2,903.5
Total current liabilities	3,448.4	3,419.9
Notes payable and other financing arrangements	5,938.3	6,512.7
Deferred tax liability	120.7	93.1
Other long-term liabilities	716.9	722.5
Total liabilities	10,224.3	10,748.2
Commitments and contingencies
Equity:
Biogen Inc. shareholders’ equity:
Preferred stock, par value $0.001 per share	—	—
Common stock, par value $0.0005 per share	0.1	0.1
Additional paid-in capital	59.2	—
Accumulated other comprehensive loss	(329.4)	(319.9)
Retained earnings	16,107.7	15,071.6
Treasury stock, at cost	(2,977.1)	(2,611.7)
Total Biogen Inc. shareholders’ equity	12,860.5	12,140.1
Noncontrolling interests	(11.6)	(11.5)
Total equity	12,848.9	12,128.6
Total liabilities and equity	$23,073.2	$22,876.8

See accompanying notes to these unaudited condensed consolidated financial statements.

BIOGEN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in millions)

	For the Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net income	$2,836.4	$3,047.8
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation, amortization and acquired in-process research and development	992.0	505.3
Share-based compensation	97.4	117.8
Deferred income taxes	(39.7)	(56.8)
Other	126.9	45.3
Changes in operating assets and liabilities, net:
Accounts receivable	(225.8)	(238.1)
Inventory	(170.3)	(155.1)
Accrued expenses and other current liabilities	(504.5)	(175.5)
Income tax assets and liabilities	170.5	(147.4)
Other changes in operating assets and liabilities, net	(250.2)	62.0
Net cash flows provided by operating activities	3,032.7	3,005.3
Cash flows from investing activities:
Proceeds from sales and maturities of marketable securities	4,472.6	5,185.8
Purchases of marketable securities	(4,093.9)	(5,631.7)
Contingent consideration related to Fumapharm AG acquisition	(900.0)	(900.0)
Acquired in-process research and development	(120.0)	—
Purchases of property, plant and equipment	(636.8)	(434.0)
Acquisitions of intangible assets	(910.4)	(110.4)
Other	(5.1)	(12.8)
Net cash flows used in investing activities	(2,193.6)	(1,903.1)
Cash flows from financing activities:
Purchases of treasury stock	(1,365.4)	(348.9)
Payments related to issuance of stock for share-based compensation arrangements, net	(10.7)	(12.4)
Net cash contribution to Bioverativ Inc.	(302.7)	—
Repayment of borrowings	(3.2)	(2.7)
Other	10.1	37.9
Net cash flows used in financing activities	(1,671.9)	(326.1)
Net (decrease) increase in cash and cash equivalents	(832.8)	776.1
Effect of exchange rate changes on cash and cash equivalents	54.4	0.7
Cash and cash equivalents, beginning of the period	2,326.5	1,308.0
Cash and cash equivalents, end of the period	$1,548.1	$2,084.8

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
We support our drug discovery and development efforts through the commitment of significant resources to discovery, research and development programs and business development opportunities, particularly within areas of our scientific, manufacturing and technical capabilities. We intend to invest in the future across our core growth areas of MS and neuroimmunology, Alzheimer's disease (AD) and dementia, Parkinson's disease and movement disorders, and neuromuscular diseases including SMA and amyotrophic lateral sclerosis (ALS). Further, we see opportunities to invest in emerging growth areas such as pain, ophthalmology, neuropsychiatry and acute neurology. In addition, we are employing innovative technologies to discover potential treatments for rare and genetic disorders, including new ways of treating diseases through gene therapy.
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
Basis of Presentation
In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of our financial statements for interim periods in accordance with accounting principles generally accepted in the United States (U.S. GAAP). The information included in this quarterly report on Form 10-Q should be read in conjunction with our consolidated financial statements and the accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2016 (2016 Form 10-K). Our accounting policies are described in the “Notes to Consolidated Financial Statements” in our 2016 Form 10-K and updated, as necessary, in this Form 10-Q. The year-end condensed consolidated balance sheet data presented for comparative purposes was derived from our audited financial statements, but does not include all disclosures required by U.S. GAAP. The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.
We operate as one operating segment, focused on discovering, developing, manufacturing and delivering therapies to people living with serious neurological and neurodegenerative diseases.

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
We adopted the following new standards effective January 1, 2017:

•	Accounting Standards Update (ASU) No. 2016-06, Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments;

•	ASU No. 2016-07, Investments - Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting; and

•	ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.
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
In May 2014 the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes all existing revenue recognition requirements, including most industry-specific guidance. The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. The FASB has subsequently issued amendments to ASU No. 2014-09 that have the same effective date and transition date of

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

January 1, 2018. We expect to adopt these standards using the modified retrospective method. We have performed a review of the new standards as compared to our current accounting policies and our review of customer contracts and collaborative relationships remains in process. As of September 30, 2017, we have not identified any accounting changes that would materially impact the amount of reported revenues with respect to our product revenues and revenues from anti-CD20 therapeutic programs. During the fourth quarter of 2017 we plan to finalize our assessments over the impact that these standards may have on our results of operations, financial position and disclosures.
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

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

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
In March 2017 the FASB issued ASU No. 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The new standard will require that an employer disaggregate the service cost component from the other components of net benefit cost. The new standard also provides explicit guidance on how to present the service cost component and the other components of net benefit cost in the income statement and allow only the service cost component of net benefit cost to be eligible for capitalization. The other components of the net periodic benefit cost must be presented separately from the line items that include service cost and outside of any subtotal of operating income on the condensed consolidated statements of income. The new standard will be effective for us on January 1, 2018. The adoption of this standard is not expected to have a material impact on our financial position or results of operations.
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
In August 2017 the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The new standard provides guidance to better align an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. The new standard expands and refines hedge accounting for both non-financial and financial risk components and aligns the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. The new standard will be effective for us on January 1, 2019; however, early adoption is permitted. The adoption of this standard is not expected to have a material impact on our financial position or results of operations.

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
We accounted for this transaction as an asset acquisition as we did not acquire any employees from Remedy nor did we acquire any significant processes required in the development of BIIB093. Upon closing of the transaction, we made a $120.0 million upfront payment, which was recorded as acquired in-process research and development in our condensed consolidated statements of income as BIIB093 has not yet reached technological feasibility.
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
In connection with the distribution, Biogen and Bioverativ entered into a separation agreement and various other agreements (including a transition services agreement, a tax matters agreement, a manufacturing and supply agreement, an employee matters agreement, an intellectual property matters agreement and certain other commercial agreements). These agreements govern the separation and distribution and the relationship between the two companies going forward. They also provide for the performance of services by each company for the benefit of the other for a period of time. In addition, under the terms of the separation agreement, Bioverativ is obligated to indemnify us for liabilities that may exist relating to its business activities, whether incurred prior to or after the distribution, including any pending or future litigation.
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
Under the manufacturing and supply agreement, we manufacture and supply certain products and materials to Bioverativ. For the three and nine months ended September 30, 2017, we recognized $5.0 million and $12.1 million, respectively, in revenues in relation to these services, which is reflected as a component of other revenues in our condensed consolidated statements of income. We also recorded $4.5 million and $11.1 million as cost of sales in relation to these services during the three and nine months ended September 30, 2017, respectively.
Pursuant to the terms of our agreements with Bioverativ, upon completion of the spin-off, we distributed ALPROLIX and ELOCTATE on behalf of Bioverativ until Bioverativ obtained appropriate regulatory authorizations in certain countries, including a Biologics License Application transfer in the United States (U.S.), which was received in September 2017. Accordingly, commencing October 2017, we ceased distribution of ALPROLIX and ELOCTATE on behalf of Bioverativ under this arrangement. Under this arrangement, we distributed these products as an agent of Bioverativ and also provided related cash management services in connection with sales transactions, including the collection of receivables and the remittance of applicable discounts and allowances. Our consolidated financial position and results of operations did not reflect recognition of activity or balances related to these transactions.
Amounts earned under the non-manufacturing and supply related transaction service agreements are recorded as a reduction of costs and expenses in their respective expense line items, primarily in selling, general and administrative expenses, in our condensed consolidated statements of income. For the three and nine months ended September 30, 2017, these amounts were not significant.
Hemophilia related product revenues reflected in our condensed consolidated statements of income for the nine months ended September 30, 2017, totaled $74.4 million, as compared to $217.0 million and $604.7 million for the three and nine months ended September 30, 2016, respectively. Results for the nine months ended September 30, 2017, only reflect hemophilia-related product revenues through January 31, 2017.
Patents
Prior to the spin-off of our hemophilia business, we were awarded various methods of treatment and composition of matter patents related to ELOCTATE and ALPROLIX. Upon completion of the spin-off, these patents were transferred to the patent portfolio of Bioverativ.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

4.    Reserves for Discounts and Allowances
An analysis of the change in reserves for discounts and allowances is summarized as follows:

(In millions)	Discounts	Contractual Adjustments	Returns	Total
Balance, as of December 31, 2016	$71.6	$482.7	$51.2	$605.5
Current provisions relating to sales in current year	422.0	1,681.2	20.0	2,123.2
Adjustments relating to prior years	(0.2)	11.2	(8.6)	2.4
Payments/credits relating to sales in current year	(320.1)	(1,227.1)	(0.1)	(1,547.3)
Payments/credits relating to sales in prior years	(70.4)	(431.6)	(17.2)	(519.2)
Balance, as of September 30, 2017	$102.9	$516.4	$45.3	$664.6
The total reserves above, which are included in our condensed consolidated balance sheets, are summarized as follows:

(In millions)	As of September 30, 2017	As of December 31, 2016
Reduction of accounts receivable	$197.4	$166.9
Component of accrued expenses and other	467.2	438.6
Total reserves	$664.6	$605.5
5.    Inventory
The components of inventory are summarized as follows:

(In millions)	As of September 30, 2017	As of December 31, 2016
Raw materials	$208.1	$170.4
Work in process	647.6	698.7
Finished goods	175.5	170.3
Total inventory	$1,031.2	$1,039.4

Balance Sheet Classification:
Inventory	$1,007.2	$1,001.6
Investments and other assets	24.0	37.8
Total inventory	$1,031.2	$1,039.4
Long-term inventory, which primarily consists of work in process, is included in investments and other assets in our condensed consolidated balance sheets.
Balances in the table above as of September 30, 2017, also reflect the elimination of certain amounts transferred to Bioverativ in connection with the completion of the spin-off of our hemophilia business. Balances transferred to Bioverativ related to work in process and finished goods inventory totaled $84.5 million and $31.6 million, respectively.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

6.    Intangible Assets and Goodwill
Intangible Assets
Intangible assets, net of accumulated amortization, impairment charges and adjustments, are summarized as follows:

		As of September 30, 2017			As of December 31, 2016
(In millions)	Estimated Life	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Out-licensed patents	13-23 years	$543.3	$(532.7)	$10.6	$543.3	$(523.6)	$19.7
Developed technology	15-23 years	3,005.3	(2,675.8)	329.5	3,005.3	(2,634.3)	371.0
In-process research and development	Indefinite until commercialization	680.6	—	680.6	648.0	—	648.0
Trademarks and tradenames	Indefinite	64.0	—	64.0	64.0	—	64.0
Acquired and in-licensed rights and patents	4-18 years	4,002.6	(1,067.9)	2,934.7	3,481.7	(776.1)	2,705.6
Total intangible assets		$8,295.8	$(4,276.4)	$4,019.4	$7,742.3	$(3,934.0)	$3,808.3
Balances in the table above as of September 30, 2017, reflect the elimination of certain amounts transferred to Bioverativ in connection with the completion of the spin-off of our hemophilia business. For additional information relating to the spin-off of our hemophilia business, please read Note 3, Hemophilia Spin-Off, to these condensed consolidated financial statements. In-process research and development balances include adjustments related to foreign currency exchange rate fluctuations.
For the three and nine months ended September 30, 2017, amortization of acquired intangible assets totaled $108.9 million and $674.9 million, respectively, as compared to $99.7 million and $281.4 million, respectively, in the prior year comparative periods. Amortization of acquired intangible assets for the three and nine months ended September 30, 2017, includes $30.4 million and $413.4 million, respectively, of amortization and impairment charges related to our U.S. and rest of world licenses to Forward Pharma A/S' (Forward Pharma) intellectual property related to TECFIDERA, as further discussed below.
Developed Technology
Developed technology primarily relates to our AVONEX product, which was recorded in connection with the merger of Biogen, Inc. and IDEC Pharmaceuticals Corporation in 2003. The net book value of this asset as of September 30, 2017, was $322.5 million.
Acquired and In-licensed Rights and Patents
Acquired and in-licensed rights and patents primarily relate to our acquisition of all remaining rights to TYSABRI from Elan Corporation plc. The net book value of this asset as of September 30, 2017, was $2,293.9 million. The increase in acquired and in-licensed rights and patents during the nine months ended September 30, 2017, reflects the $50.0 million and $40.0 million milestone payments due to Ionis Pharmaceuticals, Inc., which became payable upon the approval of SPINRAZA for the treatment of SMA in the E.U. and Japan, respectively, the $25.0 million milestone payment due to Samsung Bioepis, which became payable upon the approval of IMRALDI, an adalimumab biosimilar referencing HUMIRA, in the E.U. and net amounts related to our TECFIDERA license rights, as described below.
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
Estimated Future Amortization of Intangible Assets
Our amortization expense is based on the economic consumption of intangible assets. Our most significant intangible assets are related to our TECFIDERA, AVONEX and TYSABRI products. Annually, during our long-range planning cycle, we perform an analysis of anticipated lifetime revenues of TECFIDERA, AVONEX and TYSABRI. This analysis is also updated whenever we determine events or changes in circumstances would significantly affect the anticipated lifetime revenues of either product. Our most recent long range planning cycle was completed in the third quarter of 2017.
Based upon the above, the estimated future amortization of acquired intangible assets is expected to be as follows:

(In millions)	As of September 30, 2017
2017 (remaining three months)	$106.8
2018	421.3
2019	404.0
2020	389.6
2021	256.6
2022	244.7
Goodwill
The following table provides a roll forward of the changes in our goodwill balance:

(In millions)	As of September 30, 2017
Goodwill, beginning of period	$3,669.3
Elimination of goodwill allocated to our hemophilia business	(314.1)
Increase to goodwill	762.4
Other	9.9
Goodwill, end of period	$4,127.5

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
The increase in goodwill during the nine months ended September 30, 2017, was related to $900.0 million in contingent milestones achieved (exclusive of $137.6 million in tax benefits) and payable to the former shareholders of Fumapharm AG or holders of their rights. Other includes changes in foreign currency exchange rates. For additional information related to future contingent payments to the former shareholders of Fumapharm AG or holders of their rights, please read Note 21, Commitments and Contingencies, to our consolidated financial statements included in our 2016 Form 10-K.
As of September 30, 2017, we had no accumulated impairment losses related to goodwill.
7.    Fair Value Measurements
The tables below present information about our assets and liabilities that are regularly measured and carried at fair value and indicate the level within the fair value hierarchy of the valuation techniques we utilized to determine such fair value:

As of September 30, 2017 (In millions)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$1,184.3	$—	$1,184.3	$—
Marketable debt securities:
Corporate debt securities	2,584.7	—	2,584.7	—
Government securities	1,870.0	—	1,870.0	—
Mortgage and other asset backed securities	567.5	—	567.5	—
Marketable equity securities	11.8	11.8	—	—
Derivative contracts	1.6	—	1.6	—
Plan assets for deferred compensation	30.1	—	30.1	—
Total	$6,250.0	$11.8	$6,238.2	$—
Liabilities:
Derivative contracts	$106.2	$—	$106.2	$—
Contingent consideration obligations	522.1	—	—	522.1
Total	$628.3	$—	$106.2	$522.1

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

As of December 31, 2016 (In millions)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$2,039.6	$—	$2,039.6	$—
Marketable debt securities:
Corporate debt securities	2,663.8	—	2,663.8	—
Government securities	2,172.5	—	2,172.5	—
Mortgage and other asset backed securities	561.7	—	561.7	—
Marketable equity securities	24.9	24.9	—	—
Derivative contracts	61.0	—	61.0	—
Plan assets for deferred compensation	34.5	—	34.5	—
Total	$7,558.0	$24.9	$7,533.1	$—
Liabilities:
Derivative contracts	$13.6	$—	$13.6	$—
Contingent consideration obligations	467.6	—	—	467.6
Total	$481.2	$—	$13.6	$467.6
There have been no material impairments of our assets measured and carried at fair value during the three and nine months ended September 30, 2017. In addition, there were no changes in valuation techniques or inputs utilized or transfers between fair value measurement levels during the three and nine months ended September 30, 2017. The fair values of Level 2 instruments classified as cash equivalents and marketable debt securities were determined through third party pricing services. For a description of our validation procedures related to prices provided by third party pricing services, please read Note 1, Summary of Significant Accounting Policies: Fair Value Measurements, to our consolidated financial statements included in our 2016 Form 10-K.
Debt Instruments
The fair and carrying values of our debt instruments, which are Level 2 liabilities, are summarized as follows:

	As of September 30, 2017		As of December 31, 2016
(In millions)	Fair Value	Carrying Value	Fair Value	Carrying Value
Notes payable to Fumedica AG	$3.2	$3.3	$6.1	$6.0
6.875% Senior Notes due March 1, 2018	561.7	553.1	583.7	558.5
2.900% Senior Notes due September 15, 2020	1,536.2	1,486.5	1,521.5	1,485.3
3.625% Senior Notes due September 15, 2022	1,049.4	994.0	1,026.6	993.2
4.050% Senior Notes due September 15, 2025	1,867.0	1,735.9	1,796.0	1,734.8
5.200% Senior Notes due September 15, 2045	2,030.8	1,721.9	1,874.5	1,721.5
Total	$7,048.3	$6,494.7	$6,808.4	$6,499.3
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

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

Contingent Consideration Obligations
The following table provides a roll forward of the fair values of our contingent consideration obligations that includes Level 3 measurements:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In millions)	2017	2016	2017	2016
Fair value, beginning of period	$492.1	$515.7	$467.6	$506.0
Additions	—	—	—	—
Changes in fair value	30.0	5.9	61.2	18.8
Payments	—	—	(6.7)	(3.2)
Fair value, end of period	$522.1	$521.6	$522.1	$521.6
As of September 30, 2017 and December 31, 2016, approximately $280.0 million and $246.8 million, respectively, of our contingent consideration obligations valued using Level 3 measurements were reflected as components of other long-term liabilities in our condensed consolidated balance sheets with the remaining balances reflected as a component of accrued expenses and other.
8.    Financial Instruments
The following table summarizes our financial assets with maturities of less than 90 days from the date of purchase included in cash and cash equivalents on the accompanying condensed consolidated balance sheets:

(In millions)	As of September 30, 2017	As of December 31, 2016
Commercial paper	$126.4	$31.0
Overnight reverse repurchase agreements	42.0	—
Money market funds	871.1	741.7
Short-term debt securities	144.8	1,266.9
Total	$1,184.3	$2,039.6
The carrying values of our commercial paper, including accrued interest, overnight reverse repurchase agreements, money market funds and short-term debt securities approximate fair value due to their short-term maturities.
The following tables summarize our marketable debt and equity securities, classified as available-for-sale:

As of September 30, 2017 (In millions)	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost
Corporate debt securities
Current	$1,042.9	$0.2	$(0.4)	$1,043.1
Non-current	1,541.8	2.2	(2.1)	1,541.7
Government securities
Current	916.0	—	(0.8)	916.8
Non-current	954.0	0.4	(3.4)	957.0
Mortgage and other asset backed securities
Current	1.3	—	—	1.3
Non-current	566.2	1.3	(1.4)	566.3
Total marketable debt securities	$5,022.2	$4.1	$(8.1)	$5,026.2
Marketable equity securities, non-current	$11.8	$—	$(2.6)	$14.4

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

As of December 31, 2016 (In millions)	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost
Corporate debt securities
Current	$1,408.6	$0.2	$(0.6)	$1,409.0
Non-current	1,255.2	1.2	(4.7)	1,258.7
Government securities
Current	1,156.0	0.2	(0.3)	1,156.1
Non-current	1,016.5	0.5	(3.4)	1,019.4
Mortgage and other asset backed securities
Current	4.0	—	—	4.0
Non-current	557.7	0.8	(2.2)	559.1
Total marketable debt securities	$5,398.0	$2.9	$(11.2)	$5,406.3
Marketable equity securities, non-current	$24.9	$0.7	$(9.3)	$33.5
Summary of Contractual Maturities: Available-for-Sale Securities
The estimated fair value and amortized cost of our marketable debt securities available-for-sale by contractual maturity are summarized as follows:

	As of September 30, 2017		As of December 31, 2016
(In millions)	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost
Due in one year or less	$1,960.2	$1,961.2	$2,568.6	$2,569.1
Due after one year through five years	2,792.9	2,795.7	2,552.6	2,559.7
Due after five years	269.1	269.3	276.8	277.5
Total available-for-sale securities	$5,022.2	$5,026.2	$5,398.0	$5,406.3
The average maturity of our marketable debt securities available-for-sale as of September 30, 2017 and December 31, 2016, was approximately 17 months and 12 months, respectively.
Proceeds from Marketable Debt Securities
The proceeds from maturities and sales of marketable debt securities and resulting realized gains and losses are summarized as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In millions)	2017	2016	2017	2016
Proceeds from maturities and sales	$888.1	$2,362.2	$4,472.6	$5,185.8
Realized gains	$0.3	$1.1	$2.7	$2.1
Realized losses	$(1.2)	$(1.1)	$(4.4)	$(2.7)
Strategic Investments
As of September 30, 2017 and December 31, 2016, our strategic investment portfolio was comprised of investments totaling $84.9 million and $99.9 million, respectively, which are included in investments and other assets in our condensed consolidated balance sheets. Our strategic investment portfolio includes investments in equity securities of certain biotechnology companies and investments in venture capital funds where the underlying investments are in equity securities of biotechnology companies.

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
Foreign currency forward contracts in effect as of September 30, 2017 and December 31, 2016, had durations of 1 to 21 months and 1 to 18 months, respectively. These contracts have been designated as cash flow hedges, and, accordingly, to the extent effective, any unrealized gains or losses on these foreign currency forward contracts are reported in accumulated other comprehensive income (loss) (referred to as AOCI in the tables below). Realized gains and losses for the effective portion of such contracts are recognized in revenue when the sale of product in the currency being hedged is recognized and in operating expenses when the expense in the currency being hedged is recorded. To the extent ineffective, hedge transaction gains and losses are reported in other income (expense), net.
The notional value of foreign currency forward contracts that were entered into to hedge forecasted revenues and operating expenses is summarized as follows:

	Notional Amount
Foreign Currency: (In millions)	As of September 30, 2017	As of December 31, 2016
Euro	$1,573.4	$871.7
British pound	39.7	—
Canadian dollar	19.7	—
Swiss franc	5.1	—
Total foreign currency forward contracts	$1,637.9	$871.7
The portion of the fair value of these foreign currency forward contracts that was included in accumulated other comprehensive income (loss) in total equity reflected net losses of $113.0 million and net gains of $49.8 million as of September 30, 2017 and December 31, 2016, respectively. We expect all contracts outstanding as of September 30, 2017, to be settled over the next 21 months with any amounts in accumulated other comprehensive income (loss) to be reported as an adjustment to revenue or operating expense. We consider the impact of our and our counterparties’ credit risk on the fair value of the contracts as well as the ability of each party to execute its contractual obligations. As of September 30, 2017 and December 31, 2016, credit risk did not change the fair value of our foreign currency forward contracts.
The following tables summarize the effect of foreign currency forward contracts designated as hedging instruments on our condensed consolidated statements of income:

For the Three Months Ended September 30,
Net Gains/(Losses) Reclassified from AOCI into Operating Income (Effective Portion)			Net Gains/(Losses) Recognized into Net Income (Ineffective Portion)
Location	2017	2016	Location	2017	2016
Revenue	$(18.8)	$(5.2)	Other income (expense)	$0.7	$(0.6)
Operating expenses	$0.5	$(0.2)	Other income (expense)	$0.2	$—

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

For the Nine Months Ended September 30,
Net Gains/(Losses) Reclassified from AOCI into Operating Income (Effective Portion)			Net Gains/(Losses) Recognized into Net Income (Ineffective Portion)
Location	2017	2016	Location	2017	2016
Revenue	$(15.1)	$(0.7)	Other income (expense)	$6.7	$3.4
Operating expenses	$0.7	$(0.4)	Other income (expense)	$(0.1)	$(0.3)

Interest Rate Contracts - Hedging Instruments
We have entered into interest rate swap contracts on certain borrowing transactions to manage our exposure to interest rate changes.
In connection with the issuance of our 2.90% Senior Notes due September 15, 2020, we entered into interest rate swaps with an aggregate notional amount of $675.0 million, which expire on September 15, 2020. The interest rate swap contracts are designated as hedges of the fair value changes in the 2.90% Senior Notes due September 15, 2020 attributable to changes in interest rates. Since the specific terms and notional amount of the swaps match the debt being hedged, it is assumed to be a highly effective hedge and all changes in the fair value of the swaps are recorded as a component of our 2.90% Senior Notes due September 15, 2020 with no net impact recorded in income. Any net interest payments made or received on the interest rate swap contracts are recognized as a component of interest expense in our condensed consolidated statements of income.
Foreign Currency Forward Contracts - Other Derivatives
We also enter into other foreign currency forward contracts, usually with durations of one month or less, to mitigate the foreign currency risk related to certain balance sheet positions. We have not elected hedge accounting for these transactions.
The aggregate notional amount of these outstanding foreign currency contracts was $366.2 million and $902.1 million as of September 30, 2017 and December 31, 2016, respectively. Net gains of $1.2 million and $5.7 million related to these contracts were recognized as a component of other income (expense), net for the three and nine months ended September 30, 2017, respectively, as compared to net losses of $0.4 million and $16.6 million, respectively, in the prior year comparative periods.
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
The following table summarizes the fair value and presentation in our condensed consolidated balance sheets of our outstanding derivatives, including those designated as hedging instruments:

		Fair Value
(In millions)	Balance Sheet Location	As of September 30, 2017
Hedging Instruments:
Asset derivatives	Investments and other assets	$0.3
Liability derivatives	Accrued expenses and other	$80.8
	Other long-term liabilities	$24.2
Other Derivatives:
Asset derivatives	Other current assets	$1.3
Liability derivatives	Accrued expenses and other	$1.2

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

		Fair Value
(In millions)	Balance Sheet Location	As of December 31, 2016
Hedging Instruments:
Asset derivatives	Other current assets	$50.4
	Investments and other assets	$6.6
Liability derivatives	Other long-term liabilities	$4.6
Other Derivatives:
Asset derivatives	Other current assets	$4.0
Liability derivatives	Accrued expenses and other	$9.0
10.    Property, Plant and Equipment
Property, plant and equipment are recorded at historical cost, net of accumulated depreciation. Accumulated depreciation on property, plant and equipment was $1,580.6 million and $1,439.3 million as of September 30, 2017 and December 31, 2016, respectively.
Solothurn, Switzerland Facility
During the first quarter of 2016 we purchased land in Solothurn, Switzerland for 64.4 million Swiss Francs (approximately $62.5 million), where we are building a biologics manufacturing facility. As of September 30, 2017 and December 31, 2016, we had $968.8 million and $481.5 million, respectively, capitalized as construction in progress related to the construction of this facility. As of September 30, 2017, we had contractual commitments of approximately $235.0 million for the construction of this facility.
11.    Equity
Total equity as of September 30, 2017, increased $720.3 million compared to December 31, 2016. This increase was primarily driven by net income attributable to Biogen Inc. of $2.8 billion, partially offset by share repurchases totaling approximately $1.4 billion, as described below, and an adjustment to retained earnings of $852.8 million reflecting the spin-off of our hemophilia business, as described in Note 3, Hemophilia Spin-Off, to these condensed consolidated financial statements.
Share Repurchases
In July 2016 our Board of Directors authorized a program to repurchase up to $5.0 billion of our common stock. This authorization does not have an expiration date. All share repurchases under this authorization will be retired. Under this program, we repurchased and retired 3.7 million shares of common stock at a cost of $1.0 billion during the nine months ended September 30, 2017. We did not repurchase any shares of common stock under this program during the three months ended September 30, 2017. During the three and nine months ended September 30, 2016, we repurchased and retired 1.1 million shares of common stock at a cost of $348.9 million. As of September 30, 2017, approximately $3.0 billion remains available to repurchase shares under this authorization.
In February 2011 our Board of Directors authorized a program to repurchase up to 20.0 million shares of common stock, which was completed as of March 31, 2017. During the nine months ended September 30, 2017, we repurchased 1.3 million shares of common stock at a cost of $365.4 million under this program. We did not repurchase any shares of common stock under this program during the three and nine months ended September 30, 2016.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

Noncontrolling Interests
The following table reconciles equity (deficit) attributable to noncontrolling interests (NCI):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In millions)	2017	2016	2017	2016
NCI, beginning of period	$(11.6)	$(0.1)	$(11.5)	$2.1
Net income (loss) attributable to NCI, net of tax	—	(2.7)	(0.1)	(5.8)
Fair value of net assets and liabilities acquired and assigned to NCI	—	—	—	0.9
Translation adjustment and other	—	0.1	—	0.1
NCI, end of period	$(11.6)	$(2.7)	$(11.6)	$(2.7)
12.    Accumulated Other Comprehensive Income (Loss)
The following table summarizes the changes in accumulated other comprehensive income (loss), net of tax by component:

(In millions)	Unrealized Gains (Losses) on Securities Available for Sale, Net of Tax	Unrealized Gains (Losses) on Cash Flow Hedges, Net of Tax	Unfunded Status of Postretirement Benefit Plans, Net of Tax	Translation Adjustments	Total
Balance, as of December 31, 2016	$(10.8)	$57.8	$(32.7)	$(334.2)	$(319.9)
Other comprehensive income (loss) before reclassifications	5.5	(176.5)	(0.5)	146.7	(24.8)
Amounts reclassified from accumulated other comprehensive income (loss)	1.1	14.2	—	—	15.3
Net current period other comprehensive income (loss)	6.6	(162.3)	(0.5)	146.7	(9.5)
Balance, as of September 30, 2017	$(4.2)	$(104.5)	$(33.2)	$(187.5)	$(329.4)

(In millions)	Unrealized Gains (Losses) on Securities Available for Sale, Net of Tax	Unrealized Gains (Losses) on Cash Flow Hedges, Net of Tax	Unfunded Status of Postretirement Benefit Plans, Net of Tax	Translation Adjustments	Total
Balance, as of December 31, 2015	$(0.8)	$10.2	$(37.8)	$(195.6)	$(224.0)
Other comprehensive income (loss) before reclassifications	1.2	(17.9)	1.3	(62.8)	(78.2)
Amounts reclassified from accumulated other comprehensive income (loss)	0.4	0.9	—	—	1.3
Net current period other comprehensive income (loss)	1.6	(17.0)	1.3	(62.8)	(76.9)
Balance, as of September 30, 2016	$0.8	$(6.8)	$(36.5)	$(258.4)	$(300.9)

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

The following table summarizes the amounts reclassified from accumulated other comprehensive income:

(In millions)	Income Statement Location	Amounts Reclassified from Accumulated Other Comprehensive Income
		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
		2017	2016	2017	2016
Gains (losses) on securities available for sale	Other income (expense)	$(0.9)	$—	$(1.7)	$(0.6)
	Income tax benefit (expense)	0.3	—	0.6	0.2

Gains (losses) on cash flow hedges	Revenues	(18.8)	(5.2)	(15.1)	(0.7)
	Operating expenses	0.5	(0.2)	0.7	(0.4)
	Other income (expense)	0.1	0.1	0.2	0.2
	Income tax benefit (expense)	—	—	—	—

Total reclassifications, net of tax		$(18.8)	$(5.3)	$(15.3)	$(1.3)
13.    Earnings per Share
Basic and diluted earnings per share are calculated as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In millions)	2017	2016	2017	2016
Numerator:
Net income attributable to Biogen Inc.	$1,226.1	$1,032.9	$2,836.5	$3,053.6
Denominator:
Weighted-average number of common shares outstanding	211.4	218.9	213.0	219.0
Effect of dilutive securities:
Stock options and employee stock purchase plan	0.1	0.1	—	0.1
Time-vested restricted stock units	0.2	0.2	0.2	0.2
Market stock units	0.1	0.2	0.1	0.1
Dilutive potential common shares	0.4	0.5	0.3	0.4
Shares used in calculating diluted earnings per share	211.8	219.4	213.3	219.4
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

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

14. Share-based Payments
Share-based Compensation Expense
The following table summarizes share-based compensation expense included in our condensed consolidated statements of income:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In millions)	2017	2016	2017	2016
Research and development	$19.5	$22.7	$55.7	$65.6
Selling, general and administrative	23.6	31.2	71.9	94.6
Restructuring charges	—	—	—	(1.8)
Subtotal	43.1	53.9	127.6	158.4
Capitalized share-based compensation costs	(2.5)	(3.2)	(7.6)	(10.7)
Share-based compensation expense included in total cost and expenses	40.6	50.7	120.0	147.7
Income tax effect	(10.9)	(14.6)	(31.8)	(42.5)
Share-based compensation expense included in net income attributable to Biogen Inc.	$29.7	$36.1	$88.2	$105.2
The following table summarizes share-based compensation expense associated with each of our share-based compensation programs:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In millions)	2017	2016	2017	2016
Market stock units	$4.5	$5.7	$17.1	$27.0
Time-vested restricted stock units	26.7	28.5	81.2	92.5
Cash settled performance units	7.0	7.9	13.0	12.7
Performance units	3.2	9.1	8.9	17.3
Employee stock purchase plan	1.7	2.7	7.4	8.9
Subtotal	43.1	53.9	127.6	158.4
Capitalized share-based compensation costs	(2.5)	(3.2)	(7.6)	(10.7)
Share-based compensation expense included in total cost and expenses	$40.6	$50.7	$120.0	$147.7
We estimate the fair value of our obligations associated with our performance units and cash settled performance units at the end of each reporting period through expected settlement. Cumulative adjustments to these obligations are recorded each quarter to reflect changes in the stock price and estimated outcome of the performance-related conditions.
Spin-off Related Equity Adjustments
Pursuant to an employee matters agreement entered into in connection with the spin-off of our hemophilia business and the provisions of our existing share-based compensation arrangements, we made certain adjustments to the number and terms of our outstanding stock options, restricted stock units, cash settled performance units and other share-based awards to preserve the intrinsic value of the awards immediately before and after the spin-off. For purposes of the vesting of these equity awards, continued employment or service with Biogen or with Bioverativ was treated as continued employment for purposes of both Biogen’s and Bioverativ’s equity awards with the outstanding awards continuing to vest over their respective original vesting periods. Outstanding unvested awards for employees transferring to Bioverativ were converted to unvested Bioverativ awards.

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
2017 Omnibus Equity Plan
In June 2017 our shareholders approved the Biogen Inc. 2017 Omnibus Equity Plan (2017 Omnibus Equity Plan) for share-based awards to our employees. Awards granted from the 2017 Omnibus Equity Plan may include stock options, shares of restricted stock, restricted stock units, performance shares, stock appreciation rights and other awards in such amounts and with such terms and conditions as may be determined by a committee of our Board of Directors, subject to the provisions of the plan. Shares of common stock available for grant under the 2017 Omnibus Equity Plan consist of 8.0 million shares reserved for this purpose, plus shares of common stock that remained available for grant under our 2008 Omnibus Equity Plan as of June 7, 2017 or that could again become available for grant if outstanding awards under the 2008 Omnibus Equity Plan as of June 7, 2017 are cancelled, surrendered or terminated in whole or in part. The 2017 Omnibus Equity Plan provides that awards other than stock options and stock appreciation rights will be counted against the total number of shares available under the plan in a 1.5-to-1 ratio.
We have not made any awards pursuant to the 2008 Omnibus Equity Plan since our shareholders approved the 2017 Omnibus Equity Plan, and do not intend to make any awards pursuant to the 2008 Omnibus Equity Plan in the future, except that unused shares under the 2008 Omnibus Equity Plan have been carried over for use under the 2017 Omnibus Equity Plan.
15.    Income Taxes
A reconciliation between the U.S. federal statutory tax rate and our effective tax rate is summarized as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Statutory rate	35.0%	35.0%	35.0%	35.0%
State taxes	0.7	1.1	0.6	1.0
Taxes on foreign earnings	(11.4)	(10.1)	(11.4)	(9.4)
Credits and net operating loss utilization	(0.7)	(1.4)	(0.8)	(1.3)
Purchased intangible assets	1.2	1.2	1.3	1.1
Manufacturing deduction	(2.0)	(1.8)	(2.1)	(1.7)
Other permanent items	0.6	0.2	0.7	0.5
Other	0.4	0.5	0.6	0.4
Effective tax rate	23.8%	24.7%	23.9%	25.6%
For the three and nine months ended September 30, 2017, compared to the same periods in 2016, the decrease in our effective tax rate was primarily due to a lower relative percentage of our earnings being recognized in the U.S., a high tax jurisdiction, along with a higher deduction for U.S. manufacturing activities. The geographic split of our earnings was affected by milestone and upfront payments in the current year and the spin-off of our hemophilia business, partially offset by growth from the U.S. launch of SPINRAZA and increases in our revenues from anti-CD20 therapeutic programs in the U.S. In addition, in 2017 we are earning a lower benefit from the orphan drug credit due to the FDA's approval of SPINRAZA.
Accounting for Uncertainty in Income Taxes
We and our subsidiaries are routinely examined by various taxing authorities. We file income tax returns in various U.S. states and in U.S. federal and other foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal tax examination for years before 2013 or state, local or non-U.S. income tax examinations for years before 2010.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

We made payments totaling approximately $60.0 million to the Danish Tax Authority (SKAT) for assessments received for fiscal 2009, 2011 and 2013 regarding withholding taxes and the treatment of certain intercompany transactions involving a Danish affiliate and another of our affiliates. We continue to dispute the assessments for all of these periods and believe that the positions taken in our historical filings are valid.
16.    Other Consolidated Financial Statement Detail
Other Income (Expense), Net
Components of other income (expense), net, are summarized as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In millions)	2017	2016	2017	2016
Interest income	$20.6	$16.4	$54.2	$43.0
Interest expense	(61.8)	(66.0)	(188.8)	(195.2)
Gain (loss) on investments, net	(4.0)	0.8	(15.0)	(0.3)
Foreign exchange gains (losses), net	6.7	(4.9)	8.4	(2.6)
Other, net	(5.1)	(4.4)	(8.2)	(14.3)
Total other income (expense), net	$(43.6)	$(58.1)	$(149.4)	$(169.4)
Other Current Assets
Other current assets include prepaid taxes totaling approximately $714.4 million and $817.0 million as of September 30, 2017 and December 31, 2016, respectively.
Accrued Expenses and Other
Accrued expenses and other consists of the following:

(In millions)	As of September 30, 2017	As of December 31, 2016
Current portion of contingent consideration obligations and milestones	$611.5	$580.8
Revenue-related reserves for discounts and allowances	467.2	438.6
Employee compensation and benefits	241.9	282.9
Collaboration expenses	180.1	130.9
Royalties and licensing fees	190.8	195.8
Construction in progress	157.6	134.0
Accrued TECFIDERA litigation settlement and license charges	—	454.8
Other	606.1	685.7
Total accrued expenses and other	$2,455.2	$2,903.5
Pricing of TYSABRI in Italy - AIFA
In the first quarter of 2017, we reached an agreement with the Price and Reimbursement Committee of the Italian National Medicines Agency (Agenzia Italiana del Farmaco, or AIFA) resolving all of AIFA's claims relating to sales of TYSABRI in excess of the reimbursement limit for prior periods. As a result, in the first quarter of 2017 we recognized EUR41.8 million (approximately $45.0 million) in revenues for sales which were previously deferred. These amounts were previously accrued for and included in the table above in Other as of December 31, 2016.
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
Neurimmune SubOne AG
In 2007 we entered into a collaboration agreement with Neurimmune SubOne AG (Neurimmune), a subsidiary of Neurimmune AG, for the development and commercialization of antibodies for the treatment of AD. Neurimmune conducts research to identify potential therapeutic antibodies and we are responsible for the development, manufacturing and commercialization of all products.
We consolidate the results of Neurimmune as we determined that we are the primary beneficiary of Neurimmune because we have the power through the collaboration to direct the activities that most significantly impact the entity’s economic performance and are required to fund 100% of the research and development costs incurred in support of the collaboration agreement.
Amounts incurred by Neurimmune for research and development expenses in support of the collaboration and reimbursed by us were immaterial for the three and nine months ended September 30, 2017 and 2016.
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
As of September 30, 2017 and December 31, 2016, the total carrying value of our investments in biotechnology companies totaled $49.7 million and $47.4 million, respectively. Our maximum exposure to loss related to these variable interest entities is limited to the carrying value of our investments.
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
18.    Collaborative and Other Relationships
Bristol-Myers Squibb Company
On June 1, 2017, we finalized an agreement with Bristol-Myers Squibb Company (BMS) to exclusively license BMS-986168 (now known as BIIB092), a Phase 2-ready experimental medicine with potential in AD and progressive supranuclear palsy (PSP), and made an upfront payment of $300.0 million to BMS. BIIB092 is an antibody targeting tau, the protein that forms the deposits, or tangles, in the brain associated with AD and other neurodegenerative tauopathies such as PSP. PSP is a rare condition that affects movement, speech, vision and cognitive function.
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

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

2 PSP study for BIIB092 and we may pay the former stockholders of iPierian up to $490.0 million in remaining milestone payments, and potential royalties.
Both the $300.0 million upfront payment and the $60.0 million developmental milestone payment were recognized as research and development expense in our condensed consolidated statements of income for the nine months ended September 30, 2017.
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
In July 2017 the European Medicines Agency (EMA) announced that it had provisionally restricted the use of ZINBRYTA to adult patients with highly active relapsing disease despite a full and adequate course of treatment with at least one disease modifying therapy (DMT) or with rapidly evolving severe relapsing MS who are unsuitable for treatment with other DMTs. These restrictions followed the initiation of an EMA review (referred to as an Article 20 Procedure) of ZINBRYTA following the report of a case of fatal fulminant liver failure, as well as four cases of serious liver injury. The outcome of the EMA review process may affect the market for ZINBRYTA, which may result in the impairment of all or a portion of certain assets related to ZINBRYTA. As of September 30, 2017, our condensed consolidated balance sheet includes ZINBRYTA related assets, primarily related to inventory, prepaid tax and intangible assets, totaling approximately $200 million. Offsetting these amounts, we also have an unrecorded tax benefit related to certain ZINBRYTA assets totaling approximately $100 million as of September 30, 2017.
Co-promotion Profits and Losses
In the U.S., AbbVie recognizes revenues on sales to third parties and we recognize our 50% share of the co-promotion profits or losses as a component of other revenues from collaborative and other relationships in our condensed consolidated statements of income. The collaboration began selling ZINBRYTA in the U.S. in the third quarter of 2016. During the three and nine months ended September 30, 2017, we recognized a net reduction in revenue of $2.8 million and $12.6 million, respectively, to reflect our share of an overall net loss within the collaboration, as compared to $13.5 million in each of the prior year comparative periods.
In the E.U. and Canada, we recognize revenues on sales to third parties in product revenues, net and record the related cost of revenues and sales and marketing expenses to their respective line items in our condensed consolidated statements of income as revenues are recognized and related costs are incurred. We also reimburse AbbVie for their 50% share of the co-promotion profits or losses in the E.U. and Canada, which is recognized in collaboration profit (loss) sharing in our condensed consolidated statements of income. We began to recognize product revenues on sales of ZINBRYTA in the E.U. in the third quarter of 2016. For the three and nine months ended September 30, 2017, we recognized net expense of $0.7 million and $2.0 million, respectively, to reflect AbbVie's 50% sharing of the net collaboration profits in the E.U. and Canada, as compared to net income recognized of $2.7 million to reflect AbbVie's 50% sharing of the net collaboration losses in the E.U. and Canada in the prior year comparative periods.
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

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

SPINRAZA was approved for use in the U.S., E.U. and Japan in December 2016, June 2017 and July 2017, respectively. These approvals triggered milestone payments to Ionis totaling $150.0 million during 2017, which were capitalized in intangible assets, net in our condensed consolidated balance sheets.
For the three and nine months ended September 30, 2017, we recognized product revenues totaling $197.6 million and $438.8 million, respectively, on our sales of SPINRAZA in the U.S. and $73.3 million and $82.4 million, respectively, on our sales of SPINRAZA outside of the U.S. Pursuant to our agreement with Ionis, we make royalty payments to Ionis on annual worldwide net sales of SPINRAZA using a tiered royalty rate between 11% and 15%, which are recognized in royalty cost of sales within our condensed consolidated statements of income. Royalty cost of sales related to sales of SPINRAZA for the three and nine months ended September 30, 2017 totaled $34.0 million and $64.9 million, respectively.
Samsung Bioepis
Joint Venture Agreement
In February 2012 we entered into a joint venture agreement with Samsung Biologics, establishing an entity, Samsung Bioepis, to develop, manufacture and market biosimilar pharmaceuticals. As of September 30, 2017, our ownership interest was approximately 5%, which reflects the effect of additional equity financings in which we did not participate. We maintain an option to purchase additional stock in Samsung Bioepis that would allow us to increase our ownership percentage up to 49.9%. The exercise of this option is within our control.
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
Commercial Agreement
We began to recognize revenue on sales of BENEPALI and FLIXABI in the E.U. in the first and third quarters of 2016, respectively. We reflect revenues on sales of BENEPALI and FLIXABI to third parties in product revenues, net in our condensed consolidated statements of income and record the related cost of revenues and sales and marketing expenses in our condensed consolidated statements of income to their respective line items when these costs are incurred. In August 2017 the European Commission granted a marketing authorization in the E.U. for IMRALDI, an adalimumab biosimilar referencing HUMIRA, triggering an additional $25.0 million milestone payment due to Samsung Bioepis, which was capitalized in intangible assets, net in our condensed consolidated balance sheets as of September 30, 2017.
We share 50% of the profit or loss in accordance with the cost sharing provision of the commercial agreement with Samsung Bioepis, which is recognized in collaboration profit (loss) sharing in our condensed consolidated statements of income. For the three and nine months ended September 30, 2017, we recognized net expense of $34.5 million and $80.5 million, respectively, to reflect Samsung Bioepis's 50% sharing of the net collaboration profits, as compared to net expense recognized of $7.4 million and $1.8 million to reflect sharing of the net collaboration profits in the prior year comparative periods.
Other Services
Simultaneous with the formation of Samsung Bioepis, we also entered into a license agreement, a technical development services agreement and a manufacturing agreement with Samsung Bioepis. For the three and nine months ended September 30, 2017, we recognized $8.8 million and $23.7 million, respectively, in connection with these services as a component of other revenues from collaborative and other relationships in our condensed consolidated statements of income, as compared to $0.4 million and $17.3 million, respectively, in the prior year comparative periods.
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
Securities Litigation
We and certain current and former officers are defendants in an action filed by a shareholder on October 20, 2016 in the U.S. District Court for the District of Massachusetts alleging violations of federal securities laws under 15 U.S.C §78j(b) and §78t(a) and 17 C.F.R. §240.10b-5 and seeking a declaration of the action as a class action and an award of damages, interest and attorneys' fees. An estimate of the possible loss or range of loss cannot be made at this time.
Other Matters
Abbreviated New Drug Application Litigation relating to TECFIDERA
In June, July and September 2017 we filed patent infringement actions pursuant to the Hatch-Waxman Act against parties who filed Abbreviated New Drug Applications (ANDAs) for generic versions of TECFIDERA. We have sued the following parties in the United States District Court for the District of Delaware: Amneal Pharmaceuticals LLC, Aurobindo Pharma U.S.A., Inc., Hetero USA, Inc., Impax Laboratories, Inc., Prinston Pharmaceuticals, Inc., Slayback Pharma LLC,  Teva Pharmaceuticals USA, Inc., Alkem Laboratories Ltd., Cipla Limited, Glenmark Pharmaceuticals Pvt. Ltd., Lupin Atlantis Holdings SA, Macleods Pharmaceuticals, Ltd., MSN Laboratories Pvt. Ltd., Pharmathen S.A., Shipla Medicare Limited, Sun Pharma Global FZE, Torren Pharmaceuticals, Ltd., TWI Pharmaceuticals, Inc., Windlas Healthcare Pvt., Ltd., Accord Healthcare Inc., Par Pharmaceuticals, Sandoz Inc., Sawai (USA), Inc. and Zydus Pharmaceuticals (USA), Inc. We have also filed actions against Stason Pharmaceuticals, Inc. in the United States District Court for the Central District of California, Zydus Pharmaceuticals (USA), Inc. in the United States District Court for the District of New Jersey, Accord Healthcare Inc. in the Middle District of North Carolina, Par Pharmaceuticals in the Southern District of New York, Sandoz, Inc. in the District of Colorado and Mylan Pharmaceuticals in the United States District Court for the District of West Virginia. No trial has been scheduled in any of these matters.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

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
Patent Revocation Matter
Swiss Pharma International AG filed actions in the District Court of The Hague (on January 11, 2016) and the German Patents Court (on March 3, 2016) to invalidate the Dutch and German counterparts of our European Patent Number 1 485 127 (“Administration of agents to treat inflammation”), which was issued in June 2011 and concerns administration of natalizumab (TYSABRI) to treat MS. The patent expires in February 2023. In July 2017 the District Court of The Hague ruled that the Dutch counterpart of the patent is invalid and we have appealed. A hearing has been scheduled in the German action for early 2018.
'755 Patent Litigation
On May 28, 2010, Biogen MA Inc. (formerly Biogen Idec MA Inc.) filed a complaint in the U.S. District Court for the District of New Jersey alleging infringement by Bayer Healthcare Pharmaceuticals Inc. (Bayer) (manufacturer, marketer and seller of BETASERON and manufacturer of EXTAVIA), EMD Serono, Inc. (EMD Serono) (manufacturer, marketer and seller of REBIF), Pfizer Inc. (Pfizer) (co-marketer of REBIF) and Novartis Pharmaceuticals Corp. (Novartis) (marketer and seller of EXTAVIA) of our U.S. Patent No. 7,588,755 ('755 Patent), which claims the use of interferon beta for immunomodulation or treating a viral condition, viral disease, cancers or tumors. The complaint seeks monetary damages, including lost profits and royalties. Bayer had previously filed a complaint against us in the same court, on May 27, 2010, seeking a declaratory judgment that it does not infringe the '755 Patent and that the patent is invalid, and seeking monetary relief in the form of attorneys' fees, costs and expenses. The court has consolidated the two lawsuits, and we refer to the two actions as the “Consolidated '755 Patent Actions.”
Bayer, Pfizer, Novartis and EMD Serono have all filed counterclaims in the Consolidated '755 Patent Actions seeking declaratory judgments of patent invalidity and non-infringement, and seeking monetary relief in the form of costs and attorneys' fees, and EMD Serono and Bayer have each filed a counterclaim seeking a declaratory judgment that the '755 Patent is unenforceable based on alleged inequitable conduct. Bayer has also amended its complaint to seek such a declaration. Trial has been set for the first quarter of 2018.
Government Matters
We have learned that state and federal governmental authorities are investigating our sales and promotional practices and have received related subpoenas. We are cooperating with the government.
We have received subpoenas and other requests from the federal government for documents and information relating to our relationship with non-profit organizations that provide assistance to patients taking drugs sold by Biogen and Biogen's co-pay assistance programs. We are cooperating with the government.
On July 1, 2016, we received civil investigative demands from the federal government for documents and information relating to our treatment of certain service agreements with wholesalers when calculating and reporting

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

Average Manufacturer Prices in connection with the Medicaid Drug Rebate Program. We are cooperating with the government.
On December 29, 2016, we received a civil investigative demand from the federal government for documents and information relating to our relationships with entities providing clinical education and reimbursement support services. We regard this matter as closed.
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
20.    Subsequent Events
Eisai Co., Ltd.
BAN2401 and E2609 Collaboration
In March 2014, we entered into a collaboration agreement (Eisai Collaboration Agreement) with Eisai Co., Ltd. (Eisai) to jointly develop and commercialize two Eisai product candidates for the treatment of AD, BAN2401, a monoclonal antibody that targets amyloid-beta aggregates, and E2609, a BACE inhibitor. Under the Eisai Collaboration Agreement, Eisai had an option to jointly develop and commercialize aducanumab, our anti-amyloid beta antibody candidate for AD (Aducanumab Option).
On October 23, 2017, Eisai exercised its Aducanumab Option and we entered into a new collaboration agreement (Aducanumab Agreement) for the joint development and commercialization of aducanumab. Under the Aducanumab Agreement, the two companies will co-promote aducanumab with a region-based profit split. We will receive a 55% share of the potential profits (losses) in the U.S., a 68.5% share of the potential profits (losses) in the E.U. and a 20% share of the potential profits (losses) in Japan and Asia, excluding China and South Korea. The companies will continue to share equally in the potential profits (losses) in rest of world markets.
Under the Aducanumab Agreement, we will continue to lead the ongoing Phase 3 development of aducanumab and will remain responsible for 100% of development costs for aducanumab incurred in support of the agreement until April 2018. Eisai will then reimburse us for 15% of development expenses for the period April 2018 through December 2018, and 45% thereafter.
In addition, both companies will continue to jointly develop BAN2401 and E2609; however, we are no longer required to pay Eisai any milestone payments for products containing BAN2401 and we are no longer entitled to any potential development and commercial milestone payments from Eisai in relation to aducanumab.
We and Eisai have also agreed to co-promote AVONEX, TYSABRI and TECFIDERA in Japan in certain settings and Eisai will distribute AVONEX, TYSABRI, TECFIDERA and PLEGRIDY in India and other Asia-Pacific markets (excluding China).
For additional information related to our collaboration arrangement with Eisai, please read Note 19, Collaborative and Other Relationships, to our consolidated financial statements included in our 2016 Form 10-K.
Neurimmune
On October 23, 2017, we amended the terms of our existing collaboration agreement with Neurimmune. Pursuant to the amended agreement, we agreed to make a one-time $150.0 million payment to Neurimmune in exchange for a 15% reduction in royalty rates payable on potential commercial sales of aducanumab. Our royalty rates payable on potential commercial sales of aducanumab will now range from the high single digits to low-teens. This payment will be recognized in the fourth quarter of 2017.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

Under the amended agreement, we also have an option that will expire in April 2018 to further reduce our royalty rate payable on potential commercial sales of aducanumab by an additional 5% in exchange for a one-time $50.0 million payment to Neurimmune.
Under the terms of the Aducanumab Agreement, Eisai may elect to share in the benefit and cost of the royalty reduction.
For additional information relating to our collaboration agreement with Neurimmune, please read Note 17, Investments in Variable Interest Entities, to these condensed consolidated financial statements.

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

Our innovative drug development and commercialization activities are complemented by our biosimilar therapies that expand access to medicines and reduce the cost burden for healthcare systems. We are leveraging our manufacturing capabilities and know-how by developing, manufacturing and marketing biosimilars through Samsung Bioepis, our joint venture with Samsung BioLogics Co. Ltd. (Samsung Biologics). Under our commercial agreement, we market and sell BENEPALI, an etanercept biosimilar referencing ENBREL, and FLIXABI, an infliximab biosimilar referencing REMICADE, in the E.U. In August 2017 the European Commission (EC) granted a marketing authorization for IMRALDI, an adalimumab biosimilar referencing HUMIRA, in the E.U.
Corporate Strategy Update
In July 2017 we announced an updated strategic framework to optimize the value of our MS business while investing for the future across our core growth areas of MS and neuroimmunology, Alzheimer's disease (AD) and dementia, Parkinson's disease and movement disorders, and neuromuscular diseases including SMA and amyotrophic lateral sclerosis (ALS). Further, we see opportunities to invest in emerging growth areas such as pain, ophthalmology, neuropsychiatry and acute neurology. In addition, we are employing innovative technologies to discover potential treatments for rare and genetic disorders, including new ways of treating diseases through gene therapy.
We expect the continued performance of our commercial assets and the expiration of the contingent payments related to TECFIDERA, discussed further in the “Contractual Obligations and Off-Balance Sheet Arrangements” section of this report, to enable us to invest in and build an industry leading neuroscience pipeline. We view investment in growth as our top priority, but also recognize the value of opportunistically returning excess capital to shareholders through share repurchases.
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
In October 2017, in connection with creating a leaner and simpler operating model, we approved a corporate restructuring program intended to streamline our operations and reallocate resources. We expect to make total non-recurring operating and capital expenditures of up to $170.0 million, primarily in 2018, and our goal is to redirect resources of up to $400.0 million annually by 2020 to prioritized research and development and other value creation opportunities.
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

Financial Highlights
Diluted earnings per share attributable to Biogen Inc. was $5.79 for the three months ended September 30, 2017, representing an increase of 22.9% over the same period in 2016.
Our income from operations for the three months ended September 30, 2017, reflects the following:

•	Total revenues were $3,077.8 million for the third quarter of 2017, representing an increase of 4.1% over the same period in 2016.

•
Product revenues, net totaled $2,622.5 million for the third quarter of 2017, representing an increase of 3.3% over the same period in 2016. This increase was driven by revenues from SPINRAZA and BENEPALI, partially offset by the elimination of worldwide ALPROLIX and ELOCTATE revenues resulting from the spin-off of our hemophilia business on February 1, 2017.

•
Revenues from anti-CD20 therapeutic programs totaled $406.5 million for the third quarter of 2017, representing an increase of 28.0% over the same period in 2016. This increase was driven by royalty revenues on sales of OCREVUS.

•	Other revenues totaled $48.8 million for the third quarter of 2017, representing a decrease of 50.5% from the same period in 2016.

•
Total cost and expenses totaled $1,424.3 million for the third quarter of 2017, representing a decrease of 6.9% from the same period in 2016. This decrease was primarily driven by a 15.6% decrease in research and development, an 11.2% decrease in cost of sales and a 6.2% decrease in selling, general and administrative expenses. These decreases were partially offset by an increase in collaboration profit sharing and losses on fair value remeasurement of contingent consideration.

We generated $3,032.7 million of net cash flows from operations for the nine months ended September 30, 2017. Cash, cash equivalents and marketable securities totaled approximately $6,570.3 million as of September 30, 2017.
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
Key Pipeline and Product Developments
SPINRAZA (nusinersen)
In June 2017 the EC approved the use of SPINRAZA for the treatment of SMA in pediatric and adult patients in the E.U. SPINRAZA was reviewed under the European Medicines Agency's (EMA) accelerated assessment program, intended to expedite access to patients with unmet medical needs.
In July 2017 the Japanese Ministry of Health, Labor and Welfare approved the use of SPINRAZA for the treatment of infantile SMA and in September 2017 the Japanese Ministry of Health, Labor and Welfare approved the use of SPINRAZA for the treatment of pediatric and adult patients with SMA.
ZINBRYTA (daclizumab)
In July 2017 the EMA announced that it had provisionally restricted the use of ZINBRYTA to adult patients with highly active relapsing disease despite a full and adequate course of treatment with at least one disease modifying therapy (DMT) or with rapidly evolving severe RMS who are unsuitable for treatment with other DMTs. These restrictions followed the initiation of an EMA review (referred to as an Article 20 Procedure) of ZINBRYTA, following the report of a case of fatal fulminant liver failure, as well as four cases of serious liver injury.
For additional information on our relationship with AbbVie Inc. (AbbVie), please read Note 18, Collaborative and Other Relationships, to our condensed consolidated financial statements included in this report.
OCREVUS (Ocrelizumab)
In March 2017 the Roche Group announced that the U.S. Food and Drug Administration (FDA) approved OCREVUS for the treatment of RMS and PPMS.
In July 2017 and September 2017 the Roche Group announced that OCREVUS was approved in Australia and Switzerland, respectively, for the treatment of RMS and PPMS.
For additional information related to our agreements with Genentech, please read the “Revenues from Anti-CD20 Therapeutic Programs” section of this report.
IMRALDI (adalimumab)
In August 2017 the EC granted a marketing authorization for IMRALDI, an adalimumab biosimilar referencing HUMIRA, in the E.U.

For additional information on our agreements with Samsung Bioepis, please read Note 19, Collaborative and Other Relationships, to our consolidated financial statements included in our 2016 Form 10-K.
Aducanumab (BIIB037)
In August 2017 we announced results from a recently conducted analysis of the long-term extension (LTE) of our ongoing Phase 1b study of aducanumab, our anti-amyloid beta antibody candidate for AD, which included data from the placebo-controlled period and LTE for patients treated with aducanumab up to 24 months in the titration cohort and up to 36 months in the fixed-dose cohorts. The results are consistent with previously reported results from this ongoing Phase 1b study and support the design of the ongoing Phase 3 studies of aducanumab for early AD.

IONIS-MAPTRx
In October 2017 Ionis Pharmaceuticals, Inc. (Ionis) announced the initiation of a Phase 1/2a clinical study of IONIS-MAPTRx in patients with mild AD. IONIS-MAPTRx is an antisense drug designed to selectively reduce the production of microtubule-associated protein tau (MAPT), or tau protein, in the brain. We have an option to develop and commercialize IONIS-MAPTRx.
BIIB054
In July 2017 we completed enrollment in the Phase 1 study of BIIB054, an anti-alpha synuclein antibody, in both healthy volunteers and patients with early onset Parkinson’s disease.
Results of Operations
Revenues
Revenues are summarized as follows:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
(In millions, except percentages)	2017		2016		2017		2016
Product revenues:
United States	$1,774.0	57.6%	$1,828.6	61.9%	$5,265.9	58.7%	$5,269.4	61.4%
Rest of world	848.5	27.6%	711.0	24.1%	2,376.4	26.5%	2,045.6	23.9%
Total product revenues	2,622.5	85.2%	2,539.6	86.0%	7,642.3	85.2%	7,315.0	85.3%
Revenues from anti-CD20 therapeutic programs	406.5	13.2%	317.6	10.7%	1,144.2	12.8%	996.3	11.6%
Other revenues	48.8	1.6%	98.6	3.3%	180.4	2.0%	265.5	3.1%
Total revenues	$3,077.8	100.0%	$2,955.8	100.0%	$8,966.9	100.0%	$8,576.8	100.0%

Product Revenues
Product revenues are summarized as follows:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
(In millions, except percentages)	2017		2016		2017		2016
Multiple Sclerosis:
TECFIDERA	$1,069.6	40.8%	$1,033.7	40.7%	$3,138.4	41.1%	$2,966.1	40.5%
Interferon*	662.0	25.2%	708.3	27.9%	2,000.9	26.2%	2,107.0	28.8%
TYSABRI	469.4	17.9%	515.5	20.3%	1,510.4	19.8%	1,489.9	20.4%
FAMPYRA	24.3	0.9%	21.1	0.8%	67.4	0.9%	62.9	0.9%
ZINBRYTA	14.2	0.5%	1.9	0.1%	41.0	0.5%	1.9	—%
Spinal Muscular Atrophy:
SPINRAZA	270.9	10.3%	—	—%	521.2	6.8%	—	—%
Hemophilia:
ELOCTATE	—	—%	131.8	5.2%	48.4	0.6%	364.2	5.0%
ALPROLIX	—	—%	85.2	3.4%	26.0	0.3%	240.5	3.2%
Other Product Revenues:
FUMADERM	10.7	0.4%	11.3	0.4%	30.7	0.4%	34.5	0.5%
BENEPALI	99.2	3.8%	30.7	1.2%	253.2	3.3%	47.9	0.7%
FLIXABI	2.2	0.1%	0.1	—%	4.7	0.1%	0.1	—%
Total product revenues	$2,622.5	100.0%	$2,539.6	100.0%	$7,642.3	100.0%	$7,315.0	100.0%
*Interferon includes AVONEX and PLEGRIDY.

Multiple Sclerosis (MS)
TECFIDERA
For the three months ended September 30, 2017, compared to the same period in 2016, the decrease in U.S. TECFIDERA revenues was primarily due to a decrease in unit sales volume of 7%, partially offset by price increases.
For the nine months ended September 30, 2017, compared to the same period in 2016, the increase in U.S. TECFIDERA revenues was primarily due to price increases, partially offset by a decrease in unit sales volume of 4% and higher discounts and allowances.
For the three and nine months ended September 30, 2017, compared to the same periods in 2016, the increase in rest of world TECFIDERA revenues was primarily due to increases in unit sales volume of 21% and 20%, respectively, in existing markets and new markets where we continue to launch the product and expand our presence around the world. These increases were partially offset by pricing reductions in certain European countries.
We anticipate relatively stable demand for TECFIDERA on a global basis, with patient growth in our international markets offsetting modest patient declines in the U.S., primarily resulting from increasing competition from additional treatments for MS, including OCREVUS.

Interferon
AVONEX and PLEGRIDY
For the three and nine months ended September 30, 2017, compared to the same periods in 2016, the decrease in U.S. Interferon revenues was primarily due to an overall decrease in Interferon unit sales volumes of 11% and 12%, respectively, which was primarily attributable to patients transitioning to other MS therapies, partially offset by price increases.
For the three and nine months ended September 30, 2017, compared to the same periods in 2016, the decrease in rest of world Interferon revenues was primarily due to an overall decrease in AVONEX unit sales volumes of 18% and 15%, respectively, primarily due to patients transitioning to other MS therapies.
We expect that overall Interferon revenues will continue to decline compared to prior year periods as a result of increasing competition from our other products as well as other treatments for MS.
AVONEX
For the three and nine months ended September 30, 2017, U.S. AVONEX revenues totaled $397.7 million and $1,218.2 million, respectively, as compared to $421.8 million and $1,264.0 million, respectively, in the prior year comparative periods.
For the three and nine months ended September 30, 2017, rest of world AVONEX revenues totaled $139.9 million and $413.4 million, respectively, as compared to $158.3 million and $485.8 million, respectively, in the prior year comparative periods.

PLEGRIDY
For the three and nine months ended September 30, 2017, U.S. PLEGRIDY revenues totaled $75.6 million and $221.6 million, respectively, as compared to $83.9 million and $228.2 million, respectively, in the prior year comparative periods.
For the three and nine months ended September 30, 2017, rest of world PLEGRIDY revenues totaled $48.8 million and $147.7 million, respectively, as compared to $44.3 million and $129.0 million, respectively, in the prior year comparative periods.
TYSABRI
For the three and nine months ended September 30, 2017, compared to the same periods in 2016, the decrease in U.S. TYSABRI revenues was primarily due to a decrease in unit sales volume of 6% and 2%, respectively, and higher discounts and allowances, partially offset by price increases.
For the three months ended September 30, 2017, compared to the same period in 2016, the decrease in rest of world TYSABRI revenues was primarily due to a prior year favorable adjustment of approximately $20.0 million to previous reserves estimates related to a government price reimbursement program in Italy included in our discounts and allowances, partially offset by a 1% increase in unit sales volume.
For the nine months ended September 30, 2017, compared to the same period in 2016, the increase in rest of world TYSABRI revenues was primarily due to the recognition of approximately $45.0 million of previously deferred revenue in Italy relating to the pricing agreement with the Italian National Medicines Agency (Agenzia Italiana del Farmaco, or AIFA), as discussed below, and an 8% increase in unit sales volume, partially offset by a prior year favorable adjustment of approximately $20.0 million to previous reserves estimates related to a government price reimbursement program included in our discounts and allowances.
In the first quarter of 2017 we reached an agreement with AIFA's Price and Reimbursement Committee resolving all of AIFA's claims relating to sales of TYSABRI in excess of the reimbursement limit for prior periods.
For information regarding our agreement with AIFA relating to sales of TYSABRI in Italy, please read Note 20, Litigation, to our consolidated financial statements included in our 2016 Form 10-K.
We anticipate relatively stable demand for TYSABRI on a global basis, with patient growth in our international markets offsetting modest patient declines in the U.S. primarily resulting from increasing competition from additional treatments for MS, primarily OCREVUS.
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
For additional information on our relationship with Ionis, please read Note 18, Collaborative and Other Relationships, to our condensed consolidated financial statements included in this report.
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
Revenues from Anti-CD20 Therapeutic Programs
Genentech (Roche Group)
Our share of RITUXAN and GAZYVA collaboration operating profits and royalty revenues on other anti-CD20 therapeutic programs are summarized as follows:
Biogen’s Share of Pre-tax Profits in the U.S. for RITUXAN and GAZYVA
The following tables provide a summary of amounts comprising our share of pre-tax profits on RITUXAN and GAZYVA in the U.S.:

	For the Three Months Ended September 30,
(In millions)	2017	2016
Product revenues, net	$1,039.7	$961.8
Cost and expenses	172.8	191.7
Pre-tax profits in the U.S.	866.9	770.1
Biogen's share of pre-tax profits	$325.1	$301.0

	For the Nine Months Ended September 30,
(In millions)	2017	2016
Product revenues, net	$3,164.5	$2,969.3
Cost and expenses	567.7	544.9
Pre-tax profits in the U.S.	2,596.8	2,424.4
Biogen's share of pre-tax profits	$996.1	$947.6
Our share of RITUXAN annual pre-tax co-promotion profits in the U.S. in excess of $50.0 million decreased to 39% from 40% in February 2016 when GAZYVA was approved by the FDA as a new treatment for follicular lymphoma and was further decreased to 37.5% in the third quarter of 2017 as gross sales of GAZYVA in the U.S. for the preceding 12 month period exceeded $150.0 million.
In June 2017 the FDA approved RITUXAN HYCELA for subcutaneous injection for the treatment of adults with the following blood cancers: previously untreated and relapsed or refractory follicular lymphoma, previously untreated diffuse large B-cell lymphoma, and previously untreated and previously treated chronic lymphocytic leukemia. This new treatment includes the same monoclonal antibody as intravenous RITUXAN in combination with hyaluronidase human, an enzyme that helps to deliver rituximab under the skin.
For the three and nine months ended September 30, 2017, compared to the same periods in 2016, the increase in U.S. product revenues was primarily due to selling price increases, an increase in RITUXAN unit sales volume of 4% and 2%, respectively, and an increase in GAZYVA unit sales volume of 39% and 33%, respectively, partially offset by higher discounts and allowances.
  For the three months ended September 30, 2017, compared to the same period in 2016, collaboration costs and expenses decreased primarily due to decreases in selling and marketing and research and development costs.
Collaboration costs and expenses for the nine months ended September 30, 2017, as depicted in the table above, excludes certain expenses charged to the collaboration by Genentech that we believe remain the responsibility of Genentech and we are not obligated to pay under the terms of the collaboration agreement. Accordingly, we did not recognize the effect of those expenses in the determination of our share of pre-tax collaboration profits and Genentech has withheld approximately $120 million from amounts due to us in relation to collaboration activity for the first quarter of 2017, representing Genentech’s estimate of our share of these expenses. We remain in discussions with Genentech about a resolution relating to these amounts.
Excluding amounts under dispute, for the nine months ended September 30, 2017, compared to the same period in 2016, collaboration costs and expenses increased primarily due to an increase in RITUXAN product cost of sales.
Other Revenues from Anti-CD20 Therapeutic Programs
Other revenues from anti-CD20 therapeutic programs primarily consist of our share of pre-tax co-promotion profits on RITUXAN in Canada and royalty revenues on sales of OCREVUS.
For the three and nine months ended September 30, 2017, compared to the same periods in 2016, other revenues from anti-CD20 therapeutic programs increased primarily due to the launch of OCREVUS in the second quarter of 2017.
OCREVUS
In March 2017 the FDA approved OCREVUS, a humanized anti-CD20 monoclonal antibody, for the treatment of RMS and PPMS. Under the terms of our agreement with Genentech, we will receive a tiered royalty on U.S. net sales from 13.5% and increasing up to 24% if annual net sales exceed $900.0 million.
In addition, we will receive a 3% royalty on net sales of OCREVUS outside the U.S., with the royalty period lasting 11 years from the first commercial sale of OCREVUS on a country-by-country basis. OCREVUS was approved for treatment of RMS and PPMS in Australia and Switzerland in July 2017 and September 2017, respectively. Marketing applications for OCREVUS are currently under review in numerous markets worldwide, including in Europe, Latin America and the Middle East.
The commercialization of OCREVUS does not impact the percentage of the co-promotion profits we receive for RITUXAN or GAZYVA. Genentech is solely responsible for development and commercialization of OCREVUS and funding future costs. OCREVUS royalty revenues were based on our estimates from third party and market research data of OCREVUS sales occurring during the corresponding period. Differences between actual and estimated royalty revenues will be adjusted for in the period in which they become known, which is expected to be the following quarter.
For additional information related to our collaboration with Genentech, including information regarding the pre-tax profit sharing formula and its impact on future revenues from anti-CD20 therapeutic programs, please read Note 19, Collaborative and Other Relationships, to our consolidated financial statements included in our 2016 Form 10-K.

Other Revenues
Other revenues are summarized as follows:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
(In millions, except percentages)	2017		2016		2017		2016
Other revenues from collaborative and other relationships	$6.2	12.7%	$(0.9)	(0.9)%	$21.5	11.9%	$30.2	11.4%
Other royalty and corporate revenues	42.6	87.3%	99.5	100.9%	158.9	88.1%	235.3	88.6%
Total other revenues	$48.8	100.0%	$98.6	100.0%	$180.4	100.0%	$265.5	100.0%
Other Revenues from Collaborative and Other Relationships
Other revenues from collaborative and other relationships include revenues earned under our 50% share of the co-promotion profits or losses of ZINBRYTA in the U.S. with AbbVie and revenues from our technical development and manufacturing services agreements with Samsung Bioepis. Prior to the spin-off of our hemophilia business, other revenues from collaborative and other relationships also included revenues earned under our manufacturing services agreement with Sobi on shipments of ELOCTA and ALPROLIX to Sobi and royalties from Sobi on sales of ELOCTA and ALPROLIX in their territory, which included substantially all of Europe, Russia and certain markets in Northern Africa and the Middle East. Bioverativ assumed all of our rights and obligations under our agreement with Sobi on February 1, 2017.
For the three months ended September 30, 2017, compared to the same period in 2016, the increase in other revenues from collaborative and other relationships was primarily due to a decrease in net losses recognized in the U.S. territory under our collaboration with AbbVie, totaling $2.8 million, as compared to $13.5 million recognized in the prior year comparative period.
For the nine months ended September 30, 2017, compared to the same period in 2016, the decrease in other revenues from collaborative and other relationships was primarily due to the impact of the spin-off of our hemophilia business on February 1, 2017.
For additional information on our collaboration agreements with AbbVie and Samsung Bioepis, please read Note 18, Collaborative and Other Relationships, to our condensed consolidated financial statements included in this report.

Other Royalty and Corporate Revenues
We receive royalties from net sales on products related to patents that we have out-licensed and we record other corporate revenues primarily from amounts earned under contract manufacturing agreements.
For the three and nine months ended September 30, 2017, compared to the same periods in 2016, the decrease in royalty and other corporate revenues was primarily due to lower contract manufacturing revenues related to the volume of shipments of drug substance production provided to a strategic partner.

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
Reserves for discounts, contractual adjustments and returns that reduced gross product revenues are summarized as follows:
For the three and nine months ended September 30, 2017, reserves for discounts and allowances as a percentage of gross product revenues were 21.4% and 21.8%, respectively, as compared to 20.8%, respectively, in both of the prior year comparative periods.

Discounts
Discounts include trade term discounts and wholesaler incentives.
For the three and nine months ended September 30, 2017, compared to the same periods in 2016, the increase in discounts was primarily driven by an increase in rest of world product revenues, due in part to an increase in biosimilar revenues, as well as an increase in gross selling prices, partially offset by the impact from the spin-off of our hemophilia business on February 1, 2017.
Contractual Adjustments
Contractual adjustments relate to Medicaid and managed care rebates, co-payment assistance, Veterans Administration, Public Health Service discounts, specialty pharmacy program fees and other government rebates or applicable allowances.
For the three and nine months ended September 30, 2017, compared to the same periods in 2016, the increase in contractual adjustments was primarily due to higher Medicaid and other governmental rebates and allowances in the U.S. and managed care rebates, due in part to an increase in gross selling prices and the launch of SPINRAZA in the U.S. in the fourth quarter of 2016, partially offset by the impact from the spin-off of our hemophilia business on February 1, 2017.
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
For the three and nine months ended September 30, 2017, compared to the same periods in 2016, return provisions were relatively consistent.
For additional information related to our reserves, please read Note 4, Reserves for Discounts and Allowances, to our condensed consolidated financial statements included in this report.

Cost and Expenses
A summary of total cost and expenses is as follows:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
(In millions, except percentages)	2017	2016	Change %	2017	2016	Change %
Cost of sales, excluding amortization of acquired intangible assets	$370.0	$416.9	(11.2)%	$1,120.8	$1,100.2	1.9%
Research and development	446.4	529.0	(15.6)%	1,666.0	1,439.4	15.7%
Selling, general and administrative	433.8	462.7	(6.2)%	1,363.1	1,452.4	(6.1)%
Amortization of acquired intangible assets	108.9	99.7	9.2%	674.9	281.4	139.8%
Acquired in-process research and development	—	—	**	120.0	—	**
Collaboration profit (loss) sharing	35.2	4.7	648.9%	82.5	(0.9)	**
(Gain) loss on fair value remeasurement of contingent consideration	30.0	5.9	408.5%	61.2	18.8	225.5%
Restructuring charges	—	11.6	(100.0)%	—	21.3	(100.0)%
Total cost and expenses	$1,424.3	$1,530.5	(6.9)%	$5,088.5	$4,312.6	18.0%
** Percentage not meaningful.
Cost of Sales, Excluding Amortization of Acquired Intangible Assets
Product Cost of Sales
For the three months ended September 30, 2017, compared to the same period in 2016, the decrease in product cost of sales was primarily driven by lower contract manufacturing, the impact from the spin-off of our hemophilia business on February 1, 2017 and the accelerated depreciation recorded in the third quarter of 2016 as a result of our decision to cease manufacturing in Cambridge, MA. These decreases were partially offset by higher unit sales volume related to our biosimilar product shipments and an increase in inventory amounts written down as a result of excess, obsolescence, unmarketability or other reasons.

For the nine months ended September 30, 2017, compared to the same period in 2016, the increase in product cost of sales was primarily driven by higher unit sales volume related to our biosimilar product shipments and an increase in inventory amounts written down as a result of excess, obsolescence, unmarketability or other reasons. These increases were partially offset by the impact from the spin-off of our hemophilia business on February 1, 2017, lower contract manufacturing shipments and the accelerated depreciation recorded in the second and third quarters of 2016 as a result of our decision to cease manufacturing in Cambridge, MA.
For additional information related to our Cambridge, MA manufacturing facility, please read Note 3, Restructuring, Business Transformation and Other Cost Saving Initiatives, to our consolidated financial statements included in our 2016 Form 10-K.
Royalty Cost of Sales
For the three months ended September 30, 2017, compared to the same period in 2016, the decrease in royalty cost of sales was primarily driven by lower royalties on sales of TYSABRI resulting from the expiration of certain third-party royalties and the elimination of royalties payable on sales of hemophilia product resulting from the spin-off of our hemophilia business on February 1, 2017. These decreases were partially offset by the recognition of royalties payable to Ionis on sales of SPINRAZA.

For the nine months ended September 30, 2017, compared to the same period in 2016, the increase in royalty cost of sales was primarily driven by the recognition of royalties payable to Ionis on sales of SPINRAZA and higher royalties on sales of AVONEX and PLEGRIDY in the U.S., as described below. These increases were partially offset by lower royalties on sales of TYSABRI resulting from the expiration of certain third-party royalties and the elimination of royalties payable on sales of hemophilia product resulting from the spin-off of our hemophilia business on February 1, 2017.
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
For the three months ended September 30, 2017, compared to the same period in 2016, the decrease in research and development expense was primarily related to a decrease in milestone and upfront expenses and decreased costs incurred in connection with our marketed products and our late stage and research and discovery programs.
For the nine months ended September 30, 2017, compared to the same period in 2016, the increase in research and development expense was primarily related to milestone and upfront expenses, partially offset by decreased costs incurred in connection with our marketed products and our late stage and research and discovery programs.
We intend to continue committing significant resources to targeted research and development opportunities where there is a significant unmet need and where a drug candidate has the potential to be highly differentiated.
Milestone and Upfront Expenses
The decrease in milestone and upfront expenses for the three months ended September 30, 2017, compared to the same period in 2016, was primarily due to the $75.0 million license fee paid to Ionis in the third quarter of 2016 upon the exercise of our option to develop and commercialize SPINRAZA.
The increase in milestone and upfront expenses for the nine months ended September 30, 2017, compared to the same period in 2016, was primarily due to a $300.0 million upfront payment to Bristol-Myers Squibb Company (BMS) upon the closing of our agreement to exclusively license BMS-986168 (now known as BIIB092) and a $60.0 million developmental milestone that became payable to the former stockholders of iPierian, Inc. upon dosing of the first patient in the Phase 2 progressive supranuclear palsy (PSP) study for BIIB092. These amounts were partially offset by the prior year license fee paid to Ionis upon the exercise of our option to develop and commercialize SPINRAZA discussed above and the $20.0 million upfront milestone paid to the University of Pennsylvania upon entering into a collaboration and alliance agreement in May 2016.

For additional information related to our agreements with BMS and Ionis, please read Note 18, Collaborative and Other Relationships, to our condensed consolidated financial statements included in this report.
Marketed Products
The decrease in spending associated with our marketed products for the three and nine months ended September 30, 2017, compared to the same periods in 2016, was primarily due to a reduction in spending resulting from the spin-off of our hemophilia business on February 1, 2017, and a reduction in spending related to TECFIDERA, partially offset by increased spending related to SPINRAZA following its approval in the U.S. in the fourth quarter of 2016.
Late Stage Programs
The decrease in spending associated with our late stage programs for the three and nine months ended September 30, 2017, compared to the same periods in 2016, was primarily related to the approval of SPINRAZA in the fourth quarter of 2016. These decreases were partially offset by increased costs associated with the development of aducanumab and costs incurred associated with the development of E2609, a BACE inhibitor that was advanced to a late stage program in the fourth quarter of 2016.
Early Stage Programs
The increase in spending associated with early stage programs for the three and nine months ended September 30, 2017, compared to the same periods in 2016, was primarily related to spending associated with the development of BIIB092 in AD and PSP pursuant to our June 2017 agreement with BMS, BIIB074 in trigeminal neuralgia (TGN) and BIIB076 in AD. These increases were partially offset by a reduction in costs resulting from our discontinuance of development of amiselimod in the third quarter of 2016.

Selling, General and Administrative
For the three and nine months ended September 30, 2017, compared to the same periods in 2016, the decreases in selling, general and administrative expenses were primarily due to a reduction in operational spending resulting from the spin-off of our hemophilia business on February 1, 2017, and the execution of targeted cost reduction initiatives, partially offset by an increase in commercialization costs associated with SPINRAZA.
The comparative decrease in selling, general and administrative expenses for the nine month comparative periods also reflects the discontinuance of our TECFIDERA television advertising campaign in the second quarter of 2016, partially offset by an increase in corporate giving throughout 2017.

Amortization of Acquired Intangible Assets
Our amortization expense is based on the economic consumption and impairment of intangible assets. Our most significant intangible assets are related to our TECFIDERA, AVONEX and TYSABRI products. Annually, during our long-range planning cycle, we perform an analysis of anticipated lifetime revenues of TECFIDERA, AVONEX and TYSABRI. This analysis is also updated whenever we determine events or changes in circumstances would significantly affect the anticipated lifetime revenues of either product.
Our most recent long range planning cycle was updated in the third quarter of 2017. The results of our TECFIDERA, AVONEX and TYSABRI analyses were impacted by changes in the estimated timing of impact of other existing and potential oral and alternative MS formulations, including OCREVUS, which may compete with TYSABRI, TECFIDERA and AVONEX. Based on this analysis, there was not a significant net change in our near-term expected rate of amortization for acquired intangible assets.
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

Amortization of acquired intangible assets for the three and nine months ended September 30, 2017, includes $30.4 million and $413.4 million, respectively, of amortization and impairment charges associated with our U.S. and rest of world licenses to Forward Pharma A/S' (Forward Pharma) intellectual property related to TECFIDERA acquired in the first quarter of 2017, as discussed below.
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
We review amounts capitalized as acquired IPR&D for impairment at least annually, as of October 31, and whenever events or changes in circumstances indicate to us that the carrying value of the assets might not be recoverable. Our most recent impairment assessment as of October 31, 2016 resulted in no impairments. Changes to clinical development plans, regulatory feedback received, life cycle management strategies and changes in program economics, including foreign currency exchange rates, are evaluated regularly. The field of developing treatments for forms of neuropathic pain, such as TGN and idiopathic pulmonary fibrosis (IPF) are highly competitive and can be affected by changes to expected market candidates and changes in timing and the clinical development of our product candidates. There can be no assurance that we will be able to successfully develop BIIB074 for the treatment of TGN or STX-100 for the treatment of IPF or other indications, including our ability to confirm safety and efficacy based on data from clinical trials, or that a successfully developed therapy will be able to secure sufficient pricing in a competitive market. Changes in events and circumstances for these programs may have a material impact on the value of our related IPR&D.
For additional information related to the amortization of acquired intangible assets and our TECFIDERA settlement and license agreement please read Note 6, Intangible Assets and Goodwill, to our condensed consolidated financial statements included in this report.

Acquired In-Process Research and Development
On May 15, 2017, we completed an asset purchase of the Phase 3 candidate, CIRARA (now known as BIIB093), from Remedy Pharmaceuticals Inc. (Remedy). Upon closing of the transaction, we made a $120.0 million upfront payment to Remedy, which was recorded as acquired in-process research and development in our condensed consolidated statements of income during the second quarter of 2017 as BIIB093 had not yet reached technological feasibility. For additional information related to this transaction, please read Note 2, Acquisitions, to our condensed consolidated financial statements included in this report.
Collaboration Profit (Loss) Sharing

Collaboration profit (loss) reflects the sharing of 50% of the profit or loss related to our biosimilars commercial agreement with Samsung Bioepis and our 50% sharing of the co-promotion profits or losses in the E.U. and Canada related to our collaboration agreement with AbbVie in the commercialization of ZINBRYTA.
We began to recognize revenues on sales of biosimilars in the first quarter of 2016. For the three and nine months ended September 30, 2017, we shared collaboration profits and therefore recognized net expense of $34.5 million and $80.5 million, respectively, as compared to net expense of $7.4 million and $1.8 million, respectively, in the prior year comparative periods. The increase in profit sharing expense for the comparative periods was primarily due to increased collaboration profits resulting from increased biosimilar product sales.
We began to recognize revenues on sales of ZINBRYTA in the E.U. in the third quarter of 2016. For the three and nine months ended September 30, 2017, we recognized net expense of $0.7 million and $2.0 million, respectively, to reflect AbbVie's 50% sharing of the net collaboration profits in the E.U. and Canada as compared to net income recognized of $2.7 million in both of the prior year comparative periods, to reflect AbbVie's 50% sharing of the net collaboration losses in the E.U. and Canada.
For additional information related to our agreements with Samsung Bioepis and AbbVie please read Note 18, Collaborative and Other Relationships, to our condensed consolidated financial statements included in this report.

(Gain) Loss on Fair Value Remeasurement of Contingent Consideration
Consideration payable for certain of our business combinations includes future payments that are contingent upon the occurrence of a particular factor or factors. We record an obligation for such contingent consideration payments at fair value on the acquisition date. We then revalue our contingent consideration obligations each reporting period. Changes in the fair value of our contingent consideration obligations, other than changes due to payments, are recognized as a (gain) loss on fair value remeasurement of contingent consideration in our condensed consolidated statements of income.
The change in fair value remeasurement of contingent consideration for the three and nine months ended September 30, 2017, compared to the same periods in 2016, was primarily due to the increase in the probability of achieving certain developmental milestones based upon the progression of the underlying clinical programs.

Other Income (Expense), Net
For the three and nine months ended September 30, 2017, compared to the same periods in 2016, the change in other income (expense), net was primarily due to an increase in foreign currency exchange gains, an increase in interest income and a decrease in interest expense, partially offset by other than temporary impairments recorded on strategic investments during the year.

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
For the three and nine months ended September 30, 2017, compared to the same periods in 2016, the decrease in our effective tax rate was primarily due to a lower relative percentage of our earnings being recognized in the U.S., a high tax jurisdiction, along with a higher deduction for U.S. manufacturing activities. The geographic split of our earnings was affected by milestone and upfront payments in the current year and the spin-off of our hemophilia business, partially offset by growth from the U.S. launch of SPINRAZA and increases in our revenues from anti-CD20 therapeutic programs in the U.S. In addition, in 2017 we are earning a lower benefit from the orphan drug credit due to the FDA's approval of SPINRAZA.
For more information on our uncertain tax positions and income tax rate reconciliation for the three and nine months ended September 30, 2017 and 2016, please read Note 15, Income Taxes, to our condensed consolidated financial statements included in this report.

Financial Condition, Liquidity and Capital Resources
Our financial condition is summarized as follows:

(In millions, except percentages)	As of September 30, 2017	As of December 31, 2016	Change %
Financial assets:
Cash and cash equivalents	$1,548.1	$2,326.5	(33.5)%
Marketable securities — current	1,960.2	2,568.6	(23.7)%
Marketable securities — non-current	3,062.0	2,829.4	8.2%
Total cash, cash equivalents and marketable securities	$6,570.3	$7,724.5	(14.9)%
Borrowings:
Current portion of notes payable and other financing arrangements	$573.2	$4.7	**
Notes payable and other financing arrangements	5,938.3	6,512.7	(8.8)%
Total borrowings	$6,511.5	$6,517.4	(0.1)%
Working capital:
Current assets	$7,568.0	$8,732.2	(13.3)%
Current liabilities	(3,448.4)	(3,419.9)	0.8%
Total working capital	$4,119.6	$5,312.3	(22.5)%
** Percentage not meaningful.
For the nine months ended September 30, 2017, certain significant cash flows were as follows:

•	$3.0 billion in net cash flows provided by operating activities, net of:

◦	$765.4 million in total payments for income taxes;

◦	$454.8 million payment made to Forward Pharma for the litigation and settlement charges that were accrued as of December 31, 2016; and

◦	$300.0 million upfront payment to BMS;

•	$1.4 billion used for share repurchases;

•	$900.0 million in contingent payments made to former shareholders of Fumapharm AG and holders of their rights;

•	$795.2 million payment made to Forward Pharma to license intellectual property related to TECFIDERA;

•	$636.8 million used for purchases of property, plant and equipment;

•	$302.7 million net cash contribution made to Bioverativ; and

•	$230.0 million in upfront and milestone payments made to Remedy and Ionis.

For the nine months ended September 30, 2016, certain significant cash flows were as follows:

•	$3.0 billion in net cash flows provided by operating activities, net of:

◦	$1.3 billion in total payments for income taxes;

•	$900.0 million in contingent payments made to former shareholders of Fumapharm AG and holders of their rights;

•	$434.0 million used for purchases of property, plant and equipment; and

•	$348.9 million used for share repurchases.
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
Of the total cash, cash equivalents and marketable securities at September 30, 2017, approximately $4.4 billion was generated in foreign jurisdictions and is primarily intended for use in our foreign operations or in connection with business development transactions outside the U.S. In managing our day-to-day liquidity in the U.S., we do not rely on the unrepatriated earnings as a source of funds and we have not provided for U.S. federal or state income taxes on these undistributed foreign earnings.
For additional information related to certain risks that could negatively impact our financial position or future results of operations, please read the “Risk Factors” and “Quantitative and Qualitative Disclosures About Market Risk” sections of this report.
Share Repurchase Programs
In July 2016 our Board of Directors authorized a program to repurchase up to $5.0 billion of our common stock. This authorization does not have an expiration date. All share repurchases under this authorization will be retired. Under this program, we repurchased and retired 3.7 million shares of common stock at a cost of $1.0 billion during the nine months ended September 30, 2017. We did not repurchase any shares of common stock under this program during the three months ended September 30, 2017. During the three and nine months ended September 30, 2016, we repurchased and retired 1.1 million shares of common stock at a cost of $348.9 million. As of September 30, 2017, approximately $3.0 billion remains available to repurchase shares under this authorization.
In February 2011 our Board of Directors authorized a program to repurchase up to 20.0 million shares of common stock, which was completed as of March 31, 2017. During the nine months ended September 30, 2017, we repurchased 1.3 million shares of common stock at a cost of $365.4 million under this program. We did not repurchase any shares of common stock under this program during the three and nine months ended September 30, 2016.

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
The net decrease in cash, cash equivalents and marketable securities at September 30, 2017 from December 31, 2016, was primarily due to cash used for share repurchases, the payment made to Forward Pharma in connection with our January 2017 settlement and license agreement, contingent payments made to former shareholders of Fumapharm AG and holders of their rights, net purchases of property, plant and equipment, upfront and milestone payments made to BMS, Remedy and Ionis and the net cash contribution made to Bioverativ. These cash outflows were partially offset by cash flows related to operations.
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
We expect to redeem our $550.0 million aggregate principal amount of 6.875% Senior Notes due March 1, 2018 during the fourth quarter of 2017. As a result, we expect to recognize an insignificant loss on the extinguishment of debt in other income (expense), net in our condensed consolidated statements of income. For additional information on our 6.875% Senior Notes due March 1, 2018 and related interest rate swap contracts, please read Note

11, Indebtedness, to our consolidated financial statements included in our 2016 Form 10-K.
During the third quarter of 2015, we entered into a $1.0 billion, 5-year senior unsecured revolving credit facility under which we are permitted to draw funds for working capital and general corporate purposes. The terms of the revolving credit facility include a financial covenant that requires us not to exceed a maximum consolidated leverage ratio. As of September 30, 2017, we had no outstanding borrowings and were in compliance with all covenants under this facility.
For a summary of the fair and carrying values of our outstanding borrowings as of September 30, 2017 and December 31, 2016, please read Note 7, Fair Value Measurements, to our condensed consolidated financial statements included in this report.

Working Capital
We define working capital as current assets less current liabilities. The change in working capital at September 30, 2017 from December 31, 2016, reflects a decrease in total current assets of approximately $1.2 billion and an increase in total current liabilities of $28.5 million.
The decrease in total current assets was driven by a decrease in net cash, cash equivalents and marketable securities, as described above.
The increase in current liabilities was driven by the reclassification to current liabilities of $550.0 million of our 6.875% Senior Notes due March 1, 2018, as these notes are due within one year, partially offset by a reduction in accrued expenses primarily due to the payment of the $454.8 million charge that was accrued as of December 31, 2016 in relation to our settlement and license agreement with Forward Pharma.

Cash Flows
The following table summarizes our cash flow activity:

	For the Nine Months Ended September 30,
(In millions, except percentages)	2017	2016	% Change
Net cash flows provided by operating activities	$3,032.7	$3,005.3	0.9%
Net cash flows used in investing activities	$(2,193.6)	$(1,903.1)	15.3%
Net cash flows used in financing activities	$(1,671.9)	$(326.1)	**
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
For the nine months ended September 30, 2017, compared to the same period in 2016, the increase in net cash flows provided by operating activities was primarily due to a decrease in income tax payments in the U.S., partially offset by the $454.8 million payment that was accrued as of December 31, 2016 and paid in the first quarter of 2017, in relation to our settlement and license agreement with Forward Pharma.

Investing Activities
For the nine months ended September 30, 2017, compared to the same period in 2016, the increase in net cash flows used in investing activities was primarily due to the $795.2 million payment made to license Forward Pharma's intellectual property related to TECFIDERA in the first quarter of 2017, the $120.0 million payment made to Remedy for the purchase of BIIB093 in the second quarter of 2017, the $60.0 million and $50.0 million milestone payments made to Ionis in the first and third quarters of 2017, respectively, related to the approvals of SPINRAZA and an increase in purchases of property, plant and equipment primarily related to the construction of our Solothurn, Switzerland facility, partially offset by an increase in net proceeds of marketable securities.
Financing Activities
For the nine months ended September 30, 2017, compared to the same period in 2016, the increase in net cash flows used in financing activities was primarily due to approximately $1.4 billion of cash used for share repurchases in the first half of 2017 and the $302.7 million net cash contribution made to Bioverativ in connection with the spin-off of our hemophilia business in February 2017.

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
During the nine months ended September 30, 2017, we paid $900.0 million in contingent payments as we reached the $11.0 billion, $12.0 billion and $13.0 billion cumulative sales levels related to the Fumapharm Products in the fourth quarter of 2016, the first quarter of 2017 and the second quarter of 2017, respectively, and accrued $300.0 million upon reaching $14.0 billion in total cumulative sales of Fumapharm Products in the third quarter of 2017.
We will owe an additional $300.0 million contingent payment for every additional $1.0 billion in cumulative sales level of Fumapharm Products reached if the prior 12 months sales of the Fumapharm Products exceed $3.0 billion, until such time as the cumulative sales level reaches $20.0 billion, at which time no further contingent payments will be due. If the prior 12 months sales of Fumapharm Products are less than $3.0 billion, contingent payments remain payable on a decreasing tiered basis. These payments are accounted for as an increase to goodwill as incurred, in accordance with the accounting standard applicable to business combinations when we acquired Fumapharm AG. Any portion of the payment that is tax deductible will be recorded as a reduction to goodwill. Payments are due within 60 days following the end of the quarter in which the applicable cumulative sales level has been reached.
Contingent Development, Regulatory and Commercial Milestone Payments
Based on our development plans as of September 30, 2017, we could make potential future milestone payments to third parties of up to approximately $3.1 billion, including approximately $0.6 billion in development milestones, approximately $0.9 billion in regulatory milestones and approximately $1.6 billion in commercial milestones, as part of our various collaborations, including licensing and development programs. Payments under these agreements generally become due and payable upon achievement of certain development, regulatory or commercial milestones. Because the achievement of these milestones had not occurred as of September 30, 2017, such contingencies have not been recorded in our financial statements. Amounts related to contingent milestone payments are not considered contractual obligations as they are contingent on the successful achievement of certain development, regulatory approval or commercial milestones.
Provided various development, regulatory or commercial milestones are achieved, we anticipate that we may pay approximately $25.0 million of milestone payments during the remainder of 2017 in addition to the $40.0 million due to Ionis for the regulatory approval of SPINRAZA in Japan and the $25.0 million due to Samsung Bioepis for the marketing authorization of IMRALDI in the E.U.
Other Funding Commitments
As of September 30, 2017, we have several ongoing clinical studies in various clinical trial stages. Our most significant clinical trial expenditures are to contract research organizations (CROs). Our contracts with CROs are generally cancellable, with notice, at our option. We recorded accrued expenses of approximately $35.0 million in our condensed consolidated balance sheet for expenditures incurred by CROs as of September 30, 2017. We have approximately $455.0 million in cancellable future commitments based on existing CRO contracts as of September 30, 2017.
Tax Related Obligations
We exclude liabilities pertaining to uncertain tax positions from our summary of contractual obligations as we cannot make a reliable estimate of the period of cash settlement with the respective taxing authorities. As of September 30, 2017, we have approximately $80.0 million of liabilities associated with uncertain tax positions.
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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Market Risk
We are subject to certain risks that may affect our results of operations, cash flows and fair values of assets and liabilities, including volatility in foreign currency exchange rates, interest rate movements, pricing pressures worldwide and weak economic conditions in the foreign markets in which we operate. We manage the impact of foreign currency exchange rates and interest rates through various financial instruments, including derivative instruments such as foreign currency forward contracts, interest rate lock contracts and interest rate swap contracts. We do not enter into financial instruments for trading or speculative purposes. The counterparties to these contracts are major financial institutions, and there is no significant concentration of exposure with any one counterparty.
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
While the financial results of our global activities are reported in U.S. dollars, the functional currency for most of our foreign subsidiaries is their respective local currency. Fluctuations in the foreign currency exchange rates of the countries in which we do business will affect our operating results, often in ways that are difficult to predict. In particular, as the U.S. dollar strengthens versus other currencies, the value of the non-U.S. revenue will decline when reported in U.S. dollars. The impact to net income as a result of a strengthening U.S. dollar will be partially mitigated by the value of non-U.S. expense, which will also decline when reported in U.S. dollars. As the U.S. dollar weakens versus other currencies, the value of the non-U.S. revenue and expenses will increase when reported in U.S. dollars.
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

The following quantitative information includes the impact of currency movements on forward contracts used in our revenue, operating expense and balance sheet hedging programs. As of September 30, 2017 and December 31, 2016, a hypothetical adverse 10% movement in foreign currency rates compared to the U.S. dollar across all maturities would result in a hypothetical decrease in the fair value of forward contracts of approximately $210.0 million and $172.0 million, respectively. The estimated fair value change was determined by measuring the impact of the hypothetical exchange rate movement on outstanding forward contracts. Our use of this methodology to quantify the market risk of such instruments is subject to assumptions and actual impact could be significantly different. The quantitative information about market risk is limited because it does not take into account all foreign currency operating transactions.
Interest Rate Risk
Our investment portfolio includes cash equivalents and short-term investments. The fair value of our marketable securities is subject to change as a result of potential changes in market interest rates. The potential change in fair value for interest rate sensitive instruments has been assessed on a hypothetical 100 basis point adverse movement across all maturities. As of September 30, 2017 and December 31, 2016, we estimate that such hypothetical 100 basis point adverse movement would result in a hypothetical loss in fair value of approximately $53.0 million and $50.0 million, respectively, to our interest rate sensitive instruments. The fair values of our investments were determined using third-party pricing services or other market observable data.
To achieve a desired mix of fixed and floating interest rate debt, we entered into interest rate swap contracts during 2015 for certain of our fixed-rate debt. These derivative contracts effectively converted a fixed-rate interest coupon to a floating-rate LIBOR-based coupon over the life of the respective note. As of September 30, 2017 and December 31, 2016, a 100 basis-point adverse movement (increase in LIBOR) would increase annual interest expense by approximately $6.8 million.

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
We believe that our allowance for doubtful accounts was adequate as of September 30, 2017 and December 31, 2016. However, if significant changes occur in the availability of government funding or the reimbursement practices of these or other governments, we may not be able to collect on amounts due to us from customers in such countries and our results of operations could be adversely affected.

Item 4.    Controls and Procedures
Disclosure Controls and Procedures and Internal Control over Financial Reporting
Controls and Procedures
We have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of September 30, 2017. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that (a) the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (b) such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II — OTHER INFORMATION
Item 1.    Legal Proceedings
Please refer to Note 19, Litigation, to our condensed consolidated financial statements included in this report, which is incorporated into this item by reference.
Item 1A.    Risk Factors
We are substantially dependent on revenues from our principal products.
Our current revenues depend upon continued sales of our principal products, and, unless we develop or acquire rights to new products and technologies, we will be substantially dependent on sales from our principal products for many years. Further, following the completion of the spin-off of our hemophilia business, our revenues are further reliant and concentrated on sales of our MS products in an increasingly competitive market, and revenues from sales of our product for SMA. Any of the following negative developments relating to any of our principal products may adversely affect our revenues and results of operations or could cause a decline in our stock price:

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
SPINRAZA was recently approved by, among others, the FDA, the EC and the Japanese Ministry of Health, Labor and Welfare, and is in the early stages of commercial launch in these and other markets. In addition to risks associated with new product launches and the other factors described in these “Risk Factors”, our ability to successfully commercialize SPINRAZA may be adversely affected due to:

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

•
consolidation and increasing assertiveness of payors, including managed care organizations, health insurers, pharmacy benefit managers, government health administration authorities, private health insurers and other organizations, seeking price discounts or rebates in connection with the placement of our products on their formularies and, in some cases, the imposition of restrictions on access or coverage of particular drugs or pricing determined based on perceived value; and

•
our value-based contracting pilot program pursuant to which we aim to tie the pricing of our products to their clinical values by either aligning price to patient outcomes or adjusting price for patients who discontinue therapy for any reason including efficacy or tolerability concerns.

Our ability to set the price for our products varies significantly from country to country and as a result so can the price of our products. Certain countries set prices by reference to the prices in other countries where our products are marketed. Thus, our inability to secure adequate prices in a particular country may not only limit the revenue from our products within that country, but may also adversely affect our ability to obtain acceptable prices in other markets. This may create the opportunity for third-party cross-border trade or influence our decision to sell or not to sell a product, thus adversely affecting our geographic expansion plans and revenues.
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
There is also significant economic pressure on state budgets that results in states increasingly seeking to achieve budget savings through mechanisms that limit coverage or payment for our drugs. In recent years, some states have considered legislation and ballot initiatives that would control the prices of drugs, including laws to allow importation of pharmaceutical products from lower cost jurisdictions outside the U.S. and laws intended to impose price controls on state drug purchases. State Medicaid programs are increasingly requesting manufacturers to pay supplemental rebates and requiring prior authorization by the state program for use of any drug for which supplemental rebates are not being paid. Government efforts to reduce Medicaid expenses may lead to increased use of managed care organizations by Medicaid programs. This may result in managed care organizations influencing prescription decisions for a larger segment of the population and a corresponding constraint on prices and reimbursement for our products.
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
Adverse safety events involving our marketed products may have a negative impact on our business. Discovery of safety issues with our products could create product liability and could cause additional regulatory scrutiny and requirements for additional labeling or safety monitoring, withdrawal of products from the market and the imposition of fines or criminal penalties. Adverse safety events may also damage physician, patient and/or investor confidence in our products and our reputation. Any of these could result in liabilities, loss of revenue, material write-offs of inventory, material impairments of intangible assets, goodwill and fixed assets, material restructuring charges and other adverse impacts on our results of operations.

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
We depend on relationships with collaborators and other third parties for revenues, and for the development, regulatory approval, commercialization and marketing of certain of our products and product candidates, which are outside of our full control.
We rely on a number of significant collaborative and other third-party relationships for revenues, and for the development, regulatory approval, commercialization and marketing of certain of our products and product candidates. We also outsource to third parties certain aspects of our regulatory affairs and clinical development relating to our products and product candidates. Reliance on collaborative and other third-party relationships subjects us to a number of risks, including:

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
Our effective tax rate fluctuates, and we may incur obligations in tax jurisdictions in excess of accrued amounts.
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
In addition to U.S. tax reform proposals, the adoption of some or all of the recommendations set forth in the Organization for Economic Cooperation and Development’s project on “Base Erosion and Profit Shifting” by tax authorities in the countries in which we operate could negatively impact our effective tax rate. These recommendations focus on payments from affiliates in high tax jurisdictions to affiliates in lower tax jurisdictions and the activities that give rise to a taxable presence in a particular country.
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
Our quarterly revenues, expenses and net income (loss) have fluctuated in the past and are likely to fluctuate significantly in the future due to the risks described in these “Risk Factors” as well as the timing of charges and expenses that we may take. We have recorded, or may be required to record, charges that include:

•	the cost of restructurings or other initiatives to streamline our operations and reallocate resources;

•	impairments with respect to investments, fixed assets and long-lived assets, including in-process R&D and other intangible assets;

•	inventory write-downs for failed quality specifications, charges for excess or obsolete inventory and charges for inventory write downs relating to product suspensions, expirations or recalls;

•	changes in the fair value of contingent consideration;

•	bad debt expenses and increased bad debt reserves;

•	outcomes of litigation and other legal or administrative proceedings, regulatory matters and tax matters;

•	milestone payments under license and collaboration agreements; and

•	payments in connection with acquisitions and other business development activities.
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
We own or lease real estate primarily consisting of buildings that contain research laboratories, office space and manufacturing operations. For strategic or other operational reasons, we may decide to consolidate or co-locate certain aspects of our business operations or dispose of one or more of our properties, some of which may be located in markets that are experiencing high vacancy rates and decreasing property values. If we determine that the fair value of any of our owned properties is lower than their book value we may not realize the full investment in these properties and incur significant impairment charges or additional depreciation when the expected useful lives of certain assets have been shortened due to the anticipated closing of facilities. If we decide to fully or partially vacate a leased property, we may incur significant cost, including facility closing costs, employee separation and retention expenses, lease termination fees, rent expense in excess of sublease income and impairment of leasehold improvements and accelerated depreciation of assets. Any of these events may have an adverse impact on our results of operations.

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
We may seek access to the capital and credit markets to supplement our existing funds and cash generated from operations for working capital, capital expenditure and debt service requirements and other business initiatives. The capital and credit markets have experienced extreme volatility and disruption, which leads to uncertainty and liquidity issues for both borrowers and investors. In the event of adverse capital and credit market conditions, we may be unable to obtain capital or credit market financing on favorable terms. Changes in credit ratings issued by nationally recognized credit rating agencies could also adversely affect our cost of financing and the market price of our securities.
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
The spin-off of our hemophilia business as an independent public company is intended to qualify for tax-free treatment to Biogen and its shareholders under the Internal Revenue Code. Completion of the spin-off was conditioned upon, among other things, our receipt of a favorable opinion from our tax advisors with respect to the tax-free nature of the transaction. The opinion is not binding on the U.S. Internal Revenue Service (IRS), or the courts, and there can be no assurance that the IRS or the courts will not challenge the qualification of the spin-off as a tax-free transaction or that any such challenge would not prevail. If the spin-off is determined to be taxable, Biogen and its shareholders could incur significant tax liabilities, which could adversely affect our business, financial condition, or results of operations.
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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table summarizes our common stock repurchase activity under our 2016 Share Repurchase Program during the third quarter of 2017:

Period	Total Number of Shares Purchased (#)	Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Programs (#)	Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under Our Programs ($ in millions)
July 2017	—	$—	—	$3,000.0
August 2017	—	$—	—	$3,000.0
September 2017	—	—	—	$3,000.0
Total	—	$—
In July 2016 our Board of Directors authorized a program to repurchase up to $5.0 billion of our common stock. This authorization does not have an expiration date. All share repurchases under this authorization will be retired. Under this program, we repurchased and retired 3.7 million shares of common stock at a cost of $1.0 billion during the nine months ended September 30, 2017. We did not repurchase any shares of common stock under this program during the three months ended September 30, 2017. During the three and nine months ended September 30, 2016, we repurchased and retired 1.1 million shares of common stock at a cost of $348.9 million. As of September 30, 2017, approximately $3.0 billion remains available to repurchase shares under this authorization.
In February 2011 our Board of Directors authorized a program to repurchase up to 20.0 million shares of common stock, which was completed as of March 31, 2017. During the nine months ended September 30, 2017, we repurchased 1.3 million shares of common stock at a cost of $365.4 million under this program. We did not repurchase any shares of common stock under this program during the three and nine months ended September 30, 2016.
Item 6.    Exhibits
The exhibits listed below are filed or furnished as part of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

31.1+	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1++	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101++
The following materials from Biogen Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

+    Filed herewith
++    Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOGEN INC.

/s/ Gregory F. Covino
Gregory F. Covino
Vice President, Finance
Chief Accounting Officer and
Interim Principal Financial Officer (principal financial officer)
October 24, 2017