Form 10-Q
period 2018-06-30
BIOGEN INC.
filed 2018-07-24
CIK 875045

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒
The number of shares of the issuer’s Common Stock, $0.0005 par value, outstanding as of July 20, 2018, was 201,442,850 shares.

BIOGEN INC.
FORM 10-Q — Quarterly Report
For the Quarterly Period Ended June 30, 2018

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

•	expectations, plans and prospects relating to sales, pricing, growth and launch of our marketed and pipeline products;

•	our plans and investments in our core and emerging growth areas;

•	the potential impact of increased product competition in the markets in which we compete;

•	patent terms, patent term extensions, patent office actions and expected availability and period of regulatory exclusivity;

•	the costs and timing of potential clinical trials, filings and approvals, and the potential therapeutic scope of the development and commercialization of our and our collaborators’ pipeline products;

•	the drivers for growing our business, including our plans and intent to commit resources relating to business development opportunities and research and development programs;

•	the anticipated benefits and the potential costs and expenses related to our current or future initiatives to streamline our operations and reallocate resources;

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

•	lease commitments, purchase obligations and the timing and satisfaction of other contractual obligations;

•	our ability to finance our operations and business initiatives and obtain funding for such activities;

•	adverse safety events involving our marketed products;

•	the anticipated timing to complete certain business development transactions;

•	the impact of new laws, including the Tax Cuts and Jobs Act of 2017, and accounting standards; and

•	the anticipated costs and tax treatment of the spin-off of our hemophilia business.

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

PART I FINANCIAL INFORMATION

BIOGEN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited, in millions, except per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Revenues:
Product, net	$2,757.5	$2,639.7	$5,281.0	$5,019.8
Revenues from anti-CD20 therapeutic programs	490.4	397.1	933.6	737.7
Other	108.6	41.6	273.0	131.6
Total revenues	3,356.5	3,078.4	6,487.6	5,889.1
Cost and expenses:
Cost of sales, excluding amortization of acquired intangible assets	421.0	366.2	867.0	750.8
Research and development	981.0	796.2	1,477.7	1,219.6
Selling, general and administrative	516.2	429.8	1,017.5	928.5
Amortization of acquired intangible assets	107.4	117.5	211.3	566.0
Acquired in-process research and development	75.0	120.0	85.0	120.0
Collaboration profit (loss) sharing	39.2	26.5	81.7	47.3
Loss (gain) on fair value remeasurement of contingent consideration	1.9	21.2	(3.7)	31.2
Restructuring charges	1.6	—	3.2	—
Total cost and expenses	2,143.3	1,877.4	3,739.7	3,663.4
Income from operations	1,213.2	1,201.0	2,747.9	2,225.7
Other income (expense), net	(34.5)	(68.6)	(75.5)	(106.6)
Income before income tax expense and equity in loss of investee, net of tax	1,178.7	1,132.4	2,672.4	2,119.1
Income tax expense	263.7	269.6	586.2	508.8
Equity in loss of investee, net of tax	—	—	—	—
Net income	915.0	862.8	2,086.2	1,610.3
Net income (loss) attributable to noncontrolling interests, net of tax	48.4	—	46.7	(0.1)
Net income attributable to Biogen Inc.	$866.6	$862.8	$2,039.5	$1,610.4

Net income per share:
Basic earnings per share attributable to Biogen Inc.	$4.18	$4.07	$9.75	$7.53
Diluted earnings per share attributable to Biogen Inc.	$4.18	$4.07	$9.73	$7.52

Weighted-average shares used in calculating:
Basic earnings per share attributable to Biogen Inc.	207.1	211.9	209.2	213.7
Diluted earnings per share attributable to Biogen Inc.	207.3	212.2	209.5	214.0

See accompanying notes to these unaudited condensed consolidated financial statements.

BIOGEN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in millions)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Net income attributable to Biogen Inc.	$866.6	$862.8	$2,039.5	$1,610.4
Other comprehensive income:
Unrealized gains (losses) on securities available for sale, net of tax	0.6	7.2	(1.6)	5.6
Unrealized gains (losses) on cash flow hedges, net of tax	132.8	(103.0)	103.8	(126.8)
Unrealized gains (losses) on pension benefit obligation, net of tax	0.9	(0.6)	0.4	(0.5)
Currency translation adjustment, net of tax	(92.0)	82.8	(47.3)	102.8
Total other comprehensive income (loss), net of tax	42.3	(13.6)	55.3	(18.9)
Comprehensive income attributable to Biogen Inc.	908.9	849.2	2,094.8	1,591.5
Comprehensive income (loss) attributable to noncontrolling interests, net of tax	48.4	—	46.7	(0.1)
Comprehensive income	$957.3	$849.2	$2,141.5	$1,591.4

See accompanying notes to these unaudited condensed consolidated financial statements.

BIOGEN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in millions, except per share amounts)

	As of June 30, 2018	As of December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$1,250.2	$1,573.8
Marketable securities	1,974.0	2,115.2
Accounts receivable, net	1,951.0	1,787.0
Due from anti-CD20 therapeutic programs	481.9	532.6
Inventory	931.7	902.7
Other current assets	843.3	962.0
Total current assets	7,432.1	7,873.3
Marketable securities	1,160.2	3,057.3
Property, plant and equipment, net	3,409.0	3,182.4
Intangible assets, net	3,661.3	3,879.6
Goodwill	5,170.3	4,632.5
Deferred tax assets	2,217.9	595.9
Investments and other assets	902.1	431.6
Total assets	$23,952.9	$23,652.6
LIABILITIES AND EQUITY
Current liabilities:
Current portion of notes payable	$—	$3.2
Taxes payable	223.0	68.2
Accounts payable	295.7	395.5
Accrued expenses and other	2,633.7	2,901.3
Total current liabilities	3,152.4	3,368.2
Notes payable	5,928.4	5,935.0
Deferred tax liabilities	1,160.8	122.6
Other long-term liabilities	1,457.6	1,628.7
Total liabilities	11,699.2	11,054.5
Commitments and contingencies
Equity:
Biogen Inc. shareholders’ equity:
Preferred stock, par value $0.001 per share	—	—
Common stock, par value $0.0005 per share	0.1	0.1
Additional paid-in capital	—	97.8
Accumulated other comprehensive loss	(261.6)	(318.4)
Retained earnings	15,499.5	15,810.4
Treasury stock, at cost	(2,977.1)	(2,977.1)
Total Biogen Inc. shareholders’ equity	12,260.9	12,612.8
Noncontrolling interests	(7.2)	(14.7)
Total equity	12,253.7	12,598.1
Total liabilities and equity	$23,952.9	$23,652.6

See accompanying notes to these unaudited condensed consolidated financial statements.

BIOGEN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in millions)

	For the Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net income	$2,086.2	$1,610.3
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	340.4	694.6
Acquired in-process research and development	85.0	120.0
Share-based compensation	81.7	67.3
Deferred income taxes	(57.4)	(20.5)
Other	42.4	73.5
Changes in operating assets and liabilities, net:
Accounts receivable	(187.2)	(301.2)
Inventory	(40.1)	(85.3)
Accrued expenses and other current liabilities	13.3	(452.3)
Income tax assets and liabilities	183.4	(114.7)
Other changes in operating assets and liabilities, net	8.7	(187.3)
Net cash flows provided by operating activities	2,556.4	1,404.4
Cash flows from investing activities:
Proceeds from sales and maturities of marketable securities	6,802.7	3,584.5
Purchases of marketable securities	(4,774.3)	(2,536.0)
Contingent consideration paid related to Fumapharm AG acquisition	(900.0)	(600.0)
Purchases of property, plant and equipment	(381.5)	(407.7)
Acquired in-process research and development	(85.0)	(120.0)
Acquisitions of intangible assets	(3.0)	(860.3)
Purchase of Ionis Pharmaceuticals, Inc. stock	(463.7)	—
Other	2.9	(7.2)
Net cash flows provided by (used in) investing activities	198.1	(946.7)
Cash flows from financing activities:
Purchases of treasury stock	(3,000.0)	(1,365.4)
Payments related to issuance of stock for share-based compensation arrangements, net	(14.3)	(17.8)
Repayment of borrowings	(3.2)	—
Net distribution to noncontrolling interest	(38.9)	—
Net cash contribution to Bioverativ Inc.	—	(302.7)
Other	(3.7)	33.5
Net cash flows used in financing activities	(3,060.1)	(1,652.4)
Net increase (decrease) in cash and cash equivalents	(305.6)	(1,194.7)
Effect of exchange rate changes on cash and cash equivalents	(18.0)	37.8
Cash and cash equivalents, beginning of the period	1,573.8	2,326.5
Cash and cash equivalents, end of the period	$1,250.2	$1,169.6

See accompanying notes to these unaudited condensed consolidated financial statements.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.    Summary of Significant Accounting Policies
Business Overview
Biogen is a global biopharmaceutical company focused on discovering, developing and delivering worldwide innovative therapies for people living with serious neurological and neurodegenerative diseases, including in our core growth areas of multiple sclerosis (MS) and neuroimmunology, Alzheimer's disease (AD) and dementia, movement disorders and neuromuscular disorders, including spinal muscular atrophy (SMA) and amyotrophic lateral sclerosis (ALS). We are also focused on discovering, developing and delivering worldwide innovative therapies in our emerging growth areas of pain, ophthalmology, neuropsychiatry and acute neurology. In addition, we are employing innovative technologies to discover potential treatments for rare and genetic disorders, including new ways of treating diseases through gene therapy in the previously mentioned areas. We also manufacture and commercialize biosimilars of advanced biologics.
Our marketed products include TECFIDERA, AVONEX, PLEGRIDY, TYSABRI and FAMPYRA for the treatment of MS, SPINRAZA for the treatment of SMA and FUMADERM for the treatment of severe plaque psoriasis. We also have certain business and financial rights with respect to RITUXAN for the treatment of non-Hodgkin's lymphoma, chronic lymphocytic leukemia (CLL) and other conditions, GAZYVA for the treatment of CLL and follicular lymphoma, OCREVUS for the treatment of primary progressive MS (PPMS) and relapsing MS (RMS) and other potential anti-CD20 therapies under a collaboration agreement with Genentech, Inc. (Genentech), a wholly-owned member of the Roche Group. In March 2018 we and AbbVie Inc. (AbbVie) announced the voluntary worldwide withdrawal of ZINBRYTA for RMS. For additional information on the voluntary worldwide withdrawal of ZINBRYTA, please read Note 18, Collaborative and Other Relationships, to these unaudited condensed consolidated financial statements (condensed consolidated financial statements).
We support our drug discovery and development efforts through the commitment of significant resources to discovery, research and development programs and business development opportunities, particularly within our core and emerging growth areas. For nearly two decades we have led in the research and development of new therapies to treat MS, resulting in our leading portfolio of MS treatments. Now our research is focused on additional improvements in the treatment of MS, such as the development of next generation therapies for MS, with a goal to reverse or possibly repair damage caused by the disease. We are also applying our scientific expertise to solve some of the most challenging and complex diseases, including AD, progressive supranuclear palsy, a rare condition that affects movement, speech, vision and cognitive function, Parkinson's disease, ALS, pain, cognitive impairment associated with schizophrenia (CIAS) and stroke.
Our innovative drug development and commercialization activities are complemented by our biosimilar therapies that expand access to medicines and reduce the cost burden for healthcare systems. We are leveraging our manufacturing capabilities and know-how to develop, manufacture and market biosimilars through Samsung Bioepis Co., Ltd. (Samsung Bioepis), our joint venture with Samsung BioLogics Co. Ltd. (Samsung Biologics). Under our commercial agreement, we market and sell BENEPALI, an etanercept biosimilar referencing ENBREL, and FLIXABI, an infliximab biosimilar referencing REMICADE, in the European Union (E.U.).
Basis of Presentation
In the opinion of management, our condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of our financial statements for interim periods in accordance with accounting principles generally accepted in the United States (U.S. GAAP). The information included in this quarterly report on Form 10-Q should be read in conjunction with our consolidated financial statements and the accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2017 (2017 Form 10-K). Our accounting policies are described in the “Notes to Consolidated Financial Statements” in our 2017 Form 10-K and updated, as necessary, in this Form 10-Q. The year-end condensed consolidated balance sheet data presented for comparative purposes was derived from our audited financial statements, but does not include all disclosures required by U.S. GAAP. The results of operations for the three and six months ended June 30, 2018, are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.
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
Use of Estimates
The preparation of our condensed consolidated financial statements requires us to make estimates, judgments and assumptions that may affect the reported amounts of assets, liabilities, equity, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis we evaluate our estimates, judgments and methodologies. We base our estimates on historical experience and on various other assumptions that we believe are reasonable, the results of which form the basis for making judgments about the carrying values of assets, liabilities and equity and the amount of revenues and expenses. Actual results may differ from these estimates.
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

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

Under the new revenue standards, we recognize revenues when our customer obtains control of promised goods or services, in an amount that reflects the consideration which we expect to receive in exchange for those goods or services. We recognize revenues following the five step model prescribed under ASU 2014-09: (i) identify contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenues when (or as) we satisfy the performance obligation.
Product Revenues
In the United States (U.S.) we sell our products primarily to wholesale distributors and specialty pharmacy providers. In other countries, we sell our products primarily to wholesale distributors, hospitals, pharmacies and other third-party distribution partners. These customers subsequently resell our products to health care providers and patients. In addition, we enter into arrangements with health care providers and payors that provide for government-mandated or privately-negotiated discounts and allowances related to our products.
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
These reserves are based on estimates of the amounts earned or to be claimed on the related sales and are classified as reductions of accounts receivable (if the amount is payable to our customer) or a liability (if the amount is payable to a party other than our customer). Our estimates of reserves established for variable consideration are calculated based upon a consistent application of our methodology utilizing the expected value method. These estimates reflect our historical experience, current contractual and statutory requirements, specific known market events and trends, industry data and forecasted customer buying and payment patterns. The transaction price, which includes variable consideration reflecting the impact of discounts and allowances, may be subject to constraint and is included in the net sales price only to the extent that it is probable that a significant reversal of the amount of the cumulative revenues recognized will not occur in a future period. Actual amounts may ultimately differ from our estimates. If actual results vary, we adjust these estimates, which could have an effect on earnings in the period of adjustment.
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

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

Revenues from anti-CD20 therapeutic programs consist of:

(i)	our share of pre-tax profits and losses in the U.S. for RITUXAN and GAZYVA; and

(ii)	other revenues from anti-CD20 therapeutic programs, which primarily consist of our share of pre-tax co-promotion profits on RITUXAN in Canada and royalty revenues on sales of OCREVUS.
For additional information on our collaboration with Genentech, please read Note 20, Collaborative and Other Relationships, to our consolidated financial statements included in our 2017 Form 10-K.
Collaborative and Other Relationships
We have a number of significant collaborative and other third-party relationships for revenues, and for the development, regulatory approval, commercialization and marketing of certain of our products and product candidates. Where we are the principal on sales transactions with third parties, we recognize revenues, cost of sales and operating expenses on a gross basis in their respective lines in our condensed consolidated statements of income. Where we are not the principal on sales transactions with third parties, we record our share of the revenues, cost of sales and operating expenses on a net basis in collaborative and other relationships included in other revenues in our condensed consolidated statements of income.

Our development and commercialization arrangements with AbbVie, Genentech and Samsung Bioepis represent collaborative arrangements as each party is an active participant in one or more joint operating activities and is exposed to significant risks and rewards of these arrangements. These arrangements resulted from an exchange of a license and utilize the sales and usage based royalty exception. Therefore, revenues relating to royalties or profit sharing amounts received are recognized as the underlying sales occur.
For additional information on our collaborations with AbbVie, Genentech and Samsung Bioepis, please read Note 18, Collaborative and Other Relationships, to these condensed consolidated financial statements.
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
Other Corporate Revenues
We record other corporate revenues primarily from amounts earned under contract manufacturing agreements. Revenues under contract manufacturing agreements are recognized when the customer obtains control of the product, which may occur at a point in time or over time depending on the terms and conditions of the agreement.
Accounts Receivable
The majority of our accounts receivable arise from product sales and primarily represent amounts due from our wholesale and other third-party distributors, public hospitals, pharmacies and other government entities and have standard payment terms that generally require payment within 30 to 90 days.
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
We adopted this new standard on January 1, 2018, using the modified retrospective method, and recognized a $1.3 million net adjustment to retained earnings reflecting the cumulative impact for the accounting changes made upon adoption. The adoption of this new standard resulted in a change in the income statement classification with respect to where we recognize changes in fair value related to certain equity security investments. Prior to the adoption of ASU 2016-01, we recognized changes in fair value in accumulated other comprehensive income (loss), net. Upon the adoption of ASU 2016-01, we recognize changes in fair value in other income (expense), net.
Leasing
In February 2016 the FASB issued ASU No. 2016-02, Leases (Topic 842). This new standard establishes a right-of-use (ROU) model that requires all lessees to recognize ROU assets and liabilities on their balance sheet that arise from leases with terms longer than 12 months as well as provide disclosures with respect to certain qualitative and quantitative information related to their leasing arrangements. This new standard will become effective for us on January 1, 2019. A modified retrospective transition approach is required to be applied to leases existing as of, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available.
We are in the process of cataloging our existing lease contracts and implementing changes to our systems and continue to evaluate the impact that this new standard may have on our consolidated results of operations, financial position and disclosures. We expect that the adoption of this new standard will materially affect the reported amount of our ROU assets and liabilities in our condensed consolidated balance sheets with no material impact to our condensed consolidated statements of income. We are unable to quantify the ultimate impact of adopting this new standard at this time as the actual impact will depend on the total amount of our lease commitments as of the adoption date. We plan to elect the practical expedients upon transition that will retain the lease classification and initial direct costs for any leases that existed prior to the adoption of this new standard. We will not reassess whether any contracts entered into prior to the adoption are leases.
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
We adopted this new standard on January 1, 2018, using the modified retrospective method, through a cumulative-effect adjustment to retained earnings as of that date. Upon adoption, we recognized additional net deferred tax assets of approximately $0.5 billion offset by a corresponding net increase to retained earnings of approximately $0.5 billion. We will recognize incremental deferred income tax expense thereafter as these deferred tax assets and liabilities are utilized.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

For additional information, please read Note 15, Income Taxes, to these condensed consolidated financial statements.
Net Periodic Pension Cost
In March 2017 the FASB issued ASU No. 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This new standard requires that an employer disaggregate the service cost component from the other components of net benefit cost. This new standard also provides explicit guidance on how to present the service cost component and the other components of net benefit cost in the statements of income and allows only the service cost component of net benefit cost to be eligible for capitalization. The other components of the net periodic benefit cost must be presented separately from the line items that include service cost and outside of any subtotal of operating income on our condensed consolidated statements of income. We adopted this new standard on January 1, 2018, using the retrospective method.
As a result of the adoption of this new standard, the other components of the net periodic benefit cost, which we previously presented as a component of operating income, are now classified in other income (expense), net in our condensed consolidated statements of income. For the three and six months ended June 30, 2017, $0.4 million and $0.8 million, respectively, were reclassified from operating income to other income (expense), net in our condensed consolidated statements of income to conform to our current year presentation.
Debt Securities
In March 2017 the FASB issued ASU No. 2017-08, Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities. This new standard amends the amortization period for certain purchased callable debt securities held at a premium by shortening the amortization period for the premium to the earliest call date. This new standard will be effective for us on January 1, 2019. While we continue to evaluate this new standard, we are unable to quantify the ultimate impact of adopting this new standard at this time as the actual impact will depend on our marketable debt securities as of the adoption date.
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
We adopted this new standard on January 1, 2018, using the modified retrospective method, which did not have an impact on our financial position or results of operations; however, the adoption of this new standard resulted in additional disclosures and a change in the income statement classification with respect to where we recognize ineffective hedge transaction gains and losses. Prior to the adoption of ASU 2017-12 on January 1, 2018, to the extent ineffective, hedge transaction gains and losses were reported in other income (expense), net. Effective January 1, 2018, we recognize all fair value changes of derivatives in earnings, including any ineffective portion, in the same line item in our condensed consolidated statements of income that has been impacted by the hedged item.
We recognize all derivative instruments as either assets or liabilities at fair value in our condensed consolidated balance sheets. Changes in the fair value of our derivative instruments are recognized each period in current earnings or accumulated other comprehensive income (loss), depending on whether the derivative instrument is designated as part of a hedge transaction and, if so, the type of hedge transaction. We classify the cash flows from these instruments in the same category as the cash flows from the hedged items. We do not hold or issue derivative instruments for trading or speculative purposes.
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

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

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
2.        Acquisitions
BIIB100 Acquisition
In January 2018 we acquired the Phase 1 ready investigational oral compound BIIB100 (formerly known as KPT-350) for the treatment of certain neurological and neurodegenerative conditions, primarily in ALS, from Karyopharm Therapeutics Inc. (Karyopharm). BIIB100 is a novel therapeutic candidate that works by inhibiting a protein known as XPO1, with the goal of reducing inflammation and neurotoxicity, along with increasing neuroprotective responses.
We accounted for this transaction as an asset acquisition as the value being acquired relates to a single asset. In connection with the closing of this transaction, we made an upfront payment of $10.0 million, which was recorded as acquired in-process research and development in our condensed consolidated statements of income as BIIB100 has not yet reached technological feasibility. We may also pay Karyopharm up to $207.0 million in additional milestone payments, as well as potential royalties in the mid-single digit to low-teen percentages.
BIIB104 Acquisition
In April 2018 we acquired BIIB104 (formerly known as PF-04958242), a first-in-class, AMPA receptor potentiator for CIAS, from Pfizer Inc. (Pfizer). AMPA receptors mediate fast excitatory synaptic transmission in the central nervous system, a process which can be disrupted in a number of neurological and psychiatric diseases, including schizophrenia.
We accounted for this transaction as an asset acquisition as the value being acquired primarily relates to a single asset. In connection with the closing of this transaction, we made an upfront payment of $75.0 million, which was recorded as acquired in-process research and development in our condensed consolidated statements of income as BIIB104 has not yet reached technological feasibility. We may also pay Pfizer up to $515.0 million in additional development and commercialization milestone payments, as well as potential tiered royalties in the low to mid-teen percentages. The next expected milestone would be $10.0 million upon the dosing of the first patient in the Phase 2b study, which will be recorded as research and development expense in our condensed consolidated statements of income.
TMS CO., LTD.
In June 2018 we entered into an exclusive option agreement with TMS Co., Ltd. (TMS) granting us the option to acquire TMS-007, a plasminogen activator with a novel mechanism of action (MOA) associated with breaking down blood clots, which is in Phase 2 development, and backup compounds for the treatment of stroke. In exchange for the purchase option, we made a $4.0 million upfront payment to TMS, which was recorded as research and development expense in our condensed consolidated statements of income as TMS-007 has not yet reached technological feasibility.
If we exercise the purchase option, we will make an additional payment of $18.0 million upon closing of the asset acquisition, which will be recorded as acquired in-process research and development expense in our condensed consolidated statements of income as TMS-007 will not have yet reached technological feasibility. In addition, under the option agreement we may pay TMS up to $335.0 million in additional development and commercialization milestone payments, as well as tiered royalties in the high-single digit to low-teen percentages. If we exercise the purchase option, consummation of the asset acquisition may be subject to the expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 in the U.S.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

3.        Restructuring
2017 Corporate Strategy
In October 2017, in connection with creating a leaner and simpler operating model, we approved a corporate restructuring program intended to streamline our operations and reallocate resources. We recognized restructuring charges of $0.9 million in our condensed consolidated statements of income during the fourth quarter of 2017. These restructuring charges were primarily related to severance.
For the three and six months ended June 30, 2018, we recognized restructuring charges of $1.6 million and $3.2 million, respectively, in our condensed consolidated statements of income. These restructuring charges were primarily related to severance.
Charges incurred under this program have been substantially paid as of June 30, 2018.
4.    Revenues
Product Revenues
Revenues by product are summarized as follows:

	For the Three Months Ended June 30,
(In millions)	2018			2017
	United States	Rest of World	Total	United States	Rest of World	Total
Multiple Sclerosis:
TECFIDERA	$825.8	$261.0	$1,086.8	$875.0	$235.6	$1,110.6
Interferon*	444.7	180.8	625.5	501.7	188.9	690.6
TYSABRI	265.5	201.7	467.2	289.4	206.6	496.0
FAMPYRA	—	23.0	23.0	—	22.6	22.6
ZINBRYTA	—	—	—	—	16.1	16.1
Spinal Muscular Atrophy:
SPINRAZA	205.9	216.8	422.7	194.8	8.1	202.9
Other Product Revenues:
FUMADERM	—	5.5	5.5	—	10.3	10.3
BENEPALI	—	115.6	115.6	—	88.7	88.7
FLIXABI	—	11.2	11.2	—	1.9	1.9
Total product revenues	$1,741.9	$1,015.6	$2,757.5	$1,860.9	$778.8	$2,639.7
*Interferon includes AVONEX and PLEGRIDY.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

	For the Six Months Ended June 30,
(In millions)	2018			2017
	United States	Rest of World	Total	United States	Rest of World	Total
Multiple Sclerosis:
TECFIDERA	$1,554.7	$519.0	$2,073.7	$1,626.1	$442.7	$2,068.8
Interferon*	816.0	359.8	1,175.8	966.5	372.4	1,338.9
TYSABRI	515.2	414.1	929.3	594.9	446.1	1,041.0
FAMPYRA	—	47.4	47.4	—	43.1	43.1
ZINBRYTA	—	1.4	1.4	—	26.8	26.8
Spinal Muscular Atrophy:
SPINRAZA	393.9	392.7	786.6	241.2	9.1	250.3
Hemophilia:
ELOCTATE	—	—	—	42.2	6.2	48.4
ALPROLIX	—	—	—	21.0	5.0	26.0
Other Product Revenues:
FUMADERM	—	12.5	12.5	—	20.0	20.0
BENEPALI	—	236.5	236.5	—	154.0	154.0
FLIXABI	—	17.8	17.8	—	2.5	2.5
Total product revenues	$3,279.8	$2,001.2	$5,281.0	$3,491.9	$1,527.9	$5,019.8
*Interferon includes AVONEX and PLEGRIDY.
We recognized revenues from two wholesalers accounting for 32.5% and 18.6% of gross product revenues for the three months ended June 30, 2018, and 33.2% and 17.3% of gross product revenues for the six months ended June 30, 2018.
We recognized revenues from two wholesalers accounting for 34.3% and 22.8% of gross product revenues for the three months ended June 30, 2017, and 35.5% and 21.1% of gross product revenues for the six months ended June 30, 2017.
An analysis of the change in reserves for discounts and allowances is summarized as follows:

(In millions)	Discounts	Contractual Adjustments	Returns	Total
Balance, as of December 31, 2017	$109.6	$606.0	$46.0	$761.6
Current provisions relating to sales in current year	333.2	1,288.0	11.4	1,632.6
Adjustments relating to prior years	(0.3)	7.4	2.6	9.7
Payments/credits relating to sales in current year	(222.3)	(731.9)	—	(954.2)
Payments/credits relating to sales in prior years	(101.0)	(469.6)	(13.5)	(584.1)
Balance, as of June 30, 2018	$119.2	$699.9	$46.5	$865.6
The total reserves above, which are included in our condensed consolidated balance sheets, are summarized as follows:

(In millions)	As of June 30, 2018	As of December 31, 2017
Reduction of accounts receivable	$162.8	$189.6
Component of accrued expenses and other	702.8	572.0
Total reserves	$865.6	$761.6

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

Revenues from Anti-CD20 Therapeutic Programs
Revenues from anti-CD20 therapeutic programs are summarized as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In millions)	2018	2017	2018	2017
Biogen’s share of pre-tax profits in the U.S. for RITUXAN and GAZYVA	$359.0	$347.5	$708.6	$671.0
Other revenues from anti-CD20 therapeutic programs	131.4	49.6	225.0	66.7
Total revenues from anti-CD20 therapeutic programs	$490.4	$397.1	$933.6	$737.7
For additional information on our collaboration with Genentech, please read Note 20, Collaborative and Other Relationships, to our consolidated financial statements included in our 2017 Form 10-K.
Other Revenues
Other revenues are summarized as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In millions)	2018	2017	2018	2017
Revenues from collaborative and other relationships:
AbbVie	$(2.5)	$(3.9)	$(7.2)	$(9.8)
Samsung Bioepis and other	14.7	12.9	32.6	25.1
Other royalty and corporate revenues:
Royalty	17.3	11.8	27.9	37.3
Other corporate	79.1	20.8	219.7	79.0
Total other revenues	$108.6	$41.6	$273.0	$131.6
For additional information related to our collaborations with AbbVie and Samsung Bioepis, please read Note 18, Collaborative and Other Relationships, to these condensed consolidated financial statements.
5.    Inventory
The components of inventory are summarized as follows:

(In millions)	As of June 30, 2018	As of December 31, 2017
Raw materials	$176.1	$162.4
Work in process	610.0	605.7
Finished goods	158.5	157.4
Total inventory	$944.6	$925.5

Balance Sheet Classification:
Inventory	$931.7	$902.7
Investments and other assets	12.9	22.8
Total inventory	$944.6	$925.5
Long-term inventory, which primarily consists of work in process, is included in investments and other assets in our condensed consolidated balance sheets.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

6.    Intangible Assets and Goodwill
Intangible Assets
Intangible assets, net of accumulated amortization, impairment charges and adjustments, are summarized as follows:

		As of June 30, 2018			As of December 31, 2017
(In millions)	Estimated Life	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Out-licensed patents	13-23 years	$543.3	$(539.9)	$3.4	$543.3	$(535.6)	$7.7
Developed technology	15-23 years	3,005.3	(2,713.1)	292.2	3,005.3	(2,689.0)	316.3
In-process research and development	Indefinite until commercialization	670.5	—	670.5	680.6	—	680.6
Trademarks and tradenames	Indefinite	64.0	—	64.0	64.0	—	64.0
Acquired and in-licensed rights and patents	4-18 years	3,974.2	(1,343.0)	2,631.2	3,971.4	(1,160.4)	2,811.0
Total intangible assets		$8,257.3	$(4,596.0)	$3,661.3	$8,264.6	$(4,385.0)	$3,879.6
For the three and six months ended June 30, 2018, amortization of acquired intangible assets totaled $107.4 million and $211.3 million, respectively, compared to $117.5 million and $566.0 million, respectively, in the prior year comparative periods. For the six months ended June 30, 2018, compared to the same period in 2017, the decrease in amortization of acquired intangible assets was primarily due to the prior year impairment charge related to our U.S. and rest of world licenses to Forward Pharma A/S's (Forward Pharma) intellectual property, including Forward Pharma's intellectual property related to TECFIDERA, as discussed below.
Developed Technology
Developed technology primarily relates to our AVONEX product, which was recorded in connection with the merger of Biogen, Inc. and IDEC Pharmaceuticals Corporation in 2003. The net book value of this asset as of June 30, 2018, was $285.8 million.
Acquired and In-licensed Rights and Patents
Acquired and in-licensed rights and patents primarily relate to our acquisition of all remaining rights to TYSABRI from Elan Corporation plc and our U.S. and rest of world licenses to Forward Pharma's intellectual property, including Forward Pharma's intellectual property related to TECFIDERA. The net book values of the TYSABRI and TECFIDERA assets as of June 30, 2018, were $2,120.8 million and $291.4 million, respectively.
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

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

In March 2018 the European Patent Office (EPO) issued its decision revoking Forward Pharma's European Patent No. 2 801 355. Forward Pharma has filed an appeal to the Technical Board of Appeal of the EPO and the appeal is pending.
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
Estimated Future Amortization of Intangible Assets
Our amortization expense is based on the economic consumption and impairment of intangible assets. Our most significant intangible assets are related to our TECFIDERA, AVONEX and TYSABRI products. Annually, during our long-range planning cycle, we perform an analysis of anticipated lifetime revenues of our TECFIDERA, AVONEX and TYSABRI products. This analysis is also updated whenever events or changes in circumstances would significantly affect the anticipated lifetime revenues of any of these products.
Our most recent long-range planning cycle was completed in the third quarter of 2017. Based upon this analysis, the estimated future amortization of acquired intangible assets for the next five years is expected to be as follows:

(In millions)	As of June 30, 2018
2018 (remaining six months)	$215.8
2019	402.6
2020	380.9
2021	255.0
2022	242.3
2023	211.2
Goodwill
The following table provides a roll forward of the changes in our goodwill balance:

(In millions)	As of June 30, 2018
Goodwill, beginning of period	$4,632.5
Increase to goodwill	540.9
Other	(3.1)
Goodwill, end of period	$5,170.3
The increase in goodwill during the six months ended June 30, 2018, was related to $600.0 million in contingent milestones achieved (exclusive of $59.1 million in tax benefits) and payable to the former shareholders of Fumapharm AG or holders of their rights.
For additional information on future contingent payments to the former shareholders of Fumapharm AG or holders of their rights, please read Note 22, Commitments and Contingencies, to our consolidated financial statements included in our 2017 Form 10-K.
Other includes changes in foreign currency exchange rate fluctuations. As of June 30, 2018, we had no accumulated impairment losses related to goodwill.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

7.    Fair Value Measurements
The tables below present information about our assets and liabilities that are regularly measured and carried at fair value and indicate the level within the fair value hierarchy of the valuation techniques we utilized to determine such fair value:

As of June 30, 2018 (In millions)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$732.2	$—	$732.2	$—
Marketable debt securities:
Corporate debt securities	2,045.5	—	2,045.5	—
Government securities	828.7	—	828.7	—
Mortgage and other asset backed securities	260.0	—	260.0	—
Marketable equity securities	489.7	70.1	419.6	—
Derivative contracts	40.0	—	40.0	—
Plan assets for deferred compensation	28.2	—	28.2	—
Total	$4,424.3	$70.1	$4,354.2	$—
Liabilities:
Derivative contracts	$43.5	$—	$43.5	$—
Contingent consideration obligations	499.9	—	—	499.9
Total	$543.4	$—	$43.5	$499.9

As of December 31, 2017 (In millions)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$1,229.4	$—	$1,229.4	$—
Marketable debt securities:
Corporate debt securities	2,609.8	—	2,609.8	—
Government securities	1,919.3	—	1,919.3	—
Mortgage and other asset backed securities	643.4	—	643.4	—
Marketable equity securities	11.8	11.8	—	—
Derivative contracts	2.7	—	2.7	—
Plan assets for deferred compensation	28.5	—	28.5	—
Total	$6,444.9	$11.8	$6,433.1	$—
Liabilities:
Derivative contracts	$111.3	$—	$111.3	$—
Contingent consideration obligations	523.6	—	—	523.6
Total	$634.9	$—	$111.3	$523.6
There have been no impairments of our assets measured and carried at fair value during the three and six months ended June 30, 2018. In addition, there were no changes in valuation techniques or inputs utilized or transfers between fair value measurement levels during the three and six months ended June 30, 2018. The fair values of Level 2 instruments classified as cash equivalents, marketable debt securities and our marketable equity security investment in Ionis Pharmaceuticals, Inc. (Ionis) were determined through third-party pricing services. For additional information on our collaboration agreement with Ionis, please read Note 18, Collaborative and Other Relationships, to these condensed consolidated financial statements. For a description of our validation procedures

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

related to prices provided by third-party pricing services, please read Note 1, Summary of Significant Accounting Policies: Fair Value Measurements, to our consolidated financial statements included in our 2017 Form 10-K.
Debt Instruments
The fair and carrying values of our debt instruments, which are Level 2 liabilities, are summarized as follows:

	As of June 30, 2018		As of December 31, 2017
(In millions)	Fair Value	Carrying Value	Fair Value	Carrying Value
Notes payable to Fumedica AG	$—	$—	$3.2	$3.2
2.900% Senior Notes due September 15, 2020	1,491.0	1,474.3	1,517.7	1,482.4
3.625% Senior Notes due September 15, 2022	999.6	994.9	1,032.9	994.3
4.050% Senior Notes due September 15, 2025	1,757.9	1,737.0	1,851.9	1,736.3
5.200% Senior Notes due September 15, 2045	1,854.5	1,722.2	2,077.6	1,722.0
Total	$6,103.0	$5,928.4	$6,483.3	$5,938.2
In connection with our 2006 distribution agreement with Fumedica AG, we issued notes totaling 61.4 million Swiss Francs that were payable to Fumedica AG in varying amounts from June 2008 through June 2018. In June 2018 we redeemed our remaining note payable to Fumedica AG.
The fair value of our notes payable to Fumedica AG, as of December 31, 2017, was estimated using market observable inputs, including current interest and foreign currency exchange rates. The fair values of each of our series of Senior Notes were determined through market, observable and corroborated sources. For additional information on our debt instruments, please read Note 12, Indebtedness, to our consolidated financial statements included in our 2017 Form 10-K.
Contingent Consideration Obligations
In connection with our acquisitions of Convergence Pharmaceuticals Ltd., Stromedix Inc. and Biogen International Neuroscience GmbH in 2015, 2012 and 2010, respectively, we agreed to make additional payments based upon the achievement of certain milestone events. The following table provides a roll forward of the fair values of our contingent consideration obligations, which includes Level 3 measurements:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In millions)	2018	2017	2018	2017
Fair value, beginning of period	$498.0	$470.9	$523.6	$467.6
Changes in fair value	1.9	21.2	(3.7)	31.2
Payments	—	—	(20.0)	(6.7)
Fair value, end of period	$499.9	$492.1	$499.9	$492.1
As of June 30, 2018 and December 31, 2017, $270.5 million and $279.0 million, respectively, of the fair value of our contingent consideration obligations was reflected as a component of other long-term liabilities in our condensed consolidated balance sheets with the remaining balance reflected as a component of accrued expenses and other.
For the three and six months ended June 30, 2018, changes in the fair value of our contingent consideration obligations were primarily due to an increase in interest rates used to revalue our contingent consideration liabilities, the passage of time and a milestone payment.
For the three and six months ended June 30, 2017, changes in the fair value of our contingent consideration obligations were primarily due to an increase in the probability of achieving certain developmental milestones.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

8.    Financial Instruments
The following table summarizes our financial assets with maturities of less than 90 days from the date of purchase included in cash and cash equivalents in our condensed consolidated balance sheets:

(In millions)	As of June 30, 2018	As of December 31, 2017
Commercial paper	$125.2	$30.5
Overnight reverse repurchase agreements	23.9	3.6
Money market funds	541.7	948.0
Short-term debt securities	41.4	247.3
Total	$732.2	$1,229.4
The carrying values of our commercial paper, including accrued interest, overnight reverse repurchase agreements, money market funds and short-term debt securities approximate fair value due to their short-term maturities.
Upon the adoption of ASU 2016-01, our marketable equity securities gains (losses) are recorded in other income (expense), net in our condensed consolidated statements of income. The following tables summarize our marketable debt and equity securities, classified as available-for-sale:

As of June 30, 2018 (In millions)	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost
Corporate debt securities
Current	$1,484.2	$0.1	$(0.7)	$1,484.8
Non-current	561.3	0.4	(0.6)	561.5
Government securities
Current	489.6	—	(0.1)	489.7
Non-current	339.1	0.1	(0.6)	339.6
Mortgage and other asset backed securities
Current	0.2	—	—	0.2
Non-current	259.8	0.1	(0.8)	260.5
Total marketable debt securities	$3,134.2	$0.7	$(2.8)	$3,136.3
Marketable equity securities, non-current	$489.7	$42.5	$(49.4)	$496.6

As of December 31, 2017 (In millions)	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost
Corporate debt securities
Current	$1,039.3	$—	$(0.2)	$1,039.5
Non-current	1,570.5	0.9	—	1,569.6
Government securities
Current	1,075.1	0.1	(0.7)	1,075.7
Non-current	844.2	0.2	(1.1)	845.1
Mortgage and other asset backed securities
Current	0.8	—	—	0.8
Non-current	642.6	1.1	(0.8)	642.3
Total marketable debt securities	$5,172.5	$2.3	$(2.8)	$5,173.0
Marketable equity securities, non-current	$11.8	$1.8	$(4.4)	$14.4

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

Summary of Contractual Maturities: Available-for-Sale Securities
The estimated fair value and amortized cost of our marketable debt securities available-for-sale by contractual maturity are summarized as follows:

	As of June 30, 2018		As of December 31, 2017
(In millions)	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost
Due in one year or less	$1,974.0	$1,974.7	$2,115.2	$2,116.0
Due after one year through five years	1,063.5	1,064.5	2,730.0	2,730.0
Due after five years	96.7	97.1	327.3	327.0
Total available-for-sale securities	$3,134.2	$3,136.3	$5,172.5	$5,173.0
The average maturity of our marketable debt securities available-for-sale as of June 30, 2018 and December 31, 2017, was approximately 10 months and 17 months, respectively.
Proceeds from Marketable Debt Securities
The proceeds from maturities and sales of marketable debt securities and resulting realized gains and losses are summarized as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In millions)	2018	2017	2018	2017
Proceeds from maturities and sales	$2,733.7	$1,700.2	$6,802.7	$3,584.5
Realized gains	$0.8	$1.2	$2.6	$2.4
Realized losses	$(0.8)	$(1.3)	$(10.2)	$(3.2)
Strategic Investments
As of June 30, 2018 and December 31, 2017, our strategic investment portfolio was comprised of investments totaling $549.0 million and $85.8 million, respectively, which are included in investments and other assets in our condensed consolidated balance sheets. The increase in our strategic investment portfolio is a result of our investment in Ionis' common stock, as discussed below.
Our strategic investment portfolio includes investments in equity securities of certain biotechnology companies and investments in venture capital funds where the underlying investments are in equity securities of certain biotechnology companies. Our investments in equity securities of certain publicly-traded biotechnology companies are regularly measured and carried at fair value and classified as Level 1 marketable equity securities within our disclosures included in Note 7, Fair Value Measurements, to these condensed consolidated financial statements. Our investment in Ionis' common stock will be regularly measured and carried at fair value and classified as a Level 2 marketable equity security within our disclosures in Note 7, Fair Value Measurements, to these condensed consolidated financial statements.
Ionis Pharmaceuticals, Inc.
In June 2018 we completed a new ten-year exclusive collaboration with Ionis to develop novel antisense oligonucleotide drug candidates for a broad range of neurological diseases for a total payment of $1.0 billion consisting of an upfront payment of $375.0 million and the purchase of approximately 11.5 million shares of Ionis' common stock at a cost of $625.0 million.
Our investment in Ionis' common stock is remeasured each reporting period and carried at fair value. The effects of the holding period restrictions are estimated using an option pricing valuation model. The most significant assumptions within the model are the term of the restrictions and the stock price volatility, which is based upon historical volatility of similar companies. We also use a constant maturity risk free-interest rate to match the remaining term of the restrictions on our investment in Ionis' common stock and a dividend yield of zero based upon the fact that Ionis and similar companies generally have not historically granted cash dividends.
For additional information on our new collaboration agreement with Ionis, please read Note 18, Collaborative and Other Relationships, to these condensed consolidated financial statements.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

9.    Derivative Instruments
In August 2017 the FASB issued ASU 2017-12. We adopted this new standard on January 1, 2018, using the modified retrospective method, which did not have an impact on our financial position or results of operations; however, the adoption of this new standard resulted in additional disclosures and a change in the income statement classification with respect to where we recognize ineffective hedge transaction gains and losses. For additional information on this new standard, please read Note 1, Summary of Significant Accounting Policies, to these condensed consolidated financial statements.
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
Foreign currency forward contracts in effect as of June 30, 2018 and December 31, 2017, had durations of 1 to 18 months and 1 to 21 months, respectively. These contracts have been designated as cash flow hedges and unrealized gains or losses on the portion of these foreign currency forward contracts that are included in the effectiveness test are reported in accumulated other comprehensive income (loss) (referred to as AOCI in the tables below). Realized gains and losses of such contracts are recognized in revenues when the sale of product in the currency being hedged is recognized and in operating expenses when the expense in the currency being hedged is recorded. Prior to the adoption of ASU 2017-12 on January 1, 2018, to the extent ineffective, hedge transaction gains and losses were reported in other income (expense), net. Effective January 1, 2018, we recognize all fair value changes of derivatives in earnings, including any ineffective portion, in the same line item in our condensed consolidated statements of income that has been impacted by the hedged item.
The notional value of foreign currency forward contracts that were entered into to hedge forecasted revenues and operating expenses is summarized as follows:

	Notional Amount
Foreign Currency: (In millions)	As of June 30, 2018	As of December 31, 2017
Euro	$1,553.3	$1,875.6
British pound	72.5	150.9
Canadian dollar	45.8	83.5
Swiss franc	36.8	88.7
Total foreign currency forward contracts	$1,708.4	$2,198.7
The pre-tax portion of the fair value of these foreign currency forward contracts that was included in accumulated other comprehensive income (loss) in total equity reflected net losses of $8.6 million and $113.0 million as of June 30, 2018 and December 31, 2017, respectively. We expect the net losses of $8.6 million to be settled over the next 18 months, of which $15.8 million of these losses are expected to be settled over the next 12 months, with any amounts in accumulated other comprehensive income (loss) to be reported as an adjustment to revenues or operating expenses. We consider the impact of our and our counterparties’ credit risk on the fair value of the contracts as well as the ability of each party to execute its contractual obligations. As of June 30, 2018 and December 31, 2017, credit risk did not change the fair value of our foreign currency forward contracts.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

The following tables summarize the effect of foreign currency forward contracts designated as hedging instruments in our condensed consolidated statements of income:

For the Three Months Ended June 30, 2018				For the Six Months Ended June 30, 2018
Net Gains/(Losses) Reclassified from AOCI into Operating Income (in millions)		Net Gains/(Losses) Recognized in Operating Income (in millions)		Net Gains/(Losses) Reclassified from AOCI into Operating Income (in millions)		Net Gains/(Losses) Recognized in Operating Income (in millions)
Location	2018	Location	2018	Location	2018	Location	2018
Revenues	$(10.4)	Revenues	$7.9	Revenues	$(43.3)	Revenues	$7.0
Operating expenses	$(0.4)	Operating expenses	$(0.1)	Operating expenses	$0.9	Operating expenses	$(0.4)

For the Three Months Ended June 30, 2017				For the Six Months Ended June 30, 2017
Net Gains/(Losses) Reclassified from AOCI into Operating Income (in millions)		Net Gains/(Losses) Recognized Directly into Net Income (in millions)		Net Gains/(Losses) Reclassified from AOCI into Operating Income (in millions)		Net Gains/(Losses) Recognized Directly into Net Income (in millions)
Location	2017	Location	2017	Location	2017	Location	2017
Revenues	$(3.0)	Other income (expense)	$2.0	Revenue	$3.7	Other income (expense)	$6.0
Operating expenses	$0.3	Other income (expense)	$(0.1)	Operating expenses	$0.2	Other income (expense)	$(0.3)
Interest Rate Contracts - Hedging Instruments
We have entered into interest rate swap contracts on certain borrowing transactions to manage our exposure to interest rate changes.
In connection with the issuance of our 2.90% Senior Notes, we entered into interest rate swaps with an aggregate notional amount of $675.0 million, which expire on September 15, 2020. The interest rate swap contracts are designated as hedges of the fair value changes in our 2.90% Senior Notes attributable to changes in interest rates. Since the specific terms and notional amount of the swaps match the debt being hedged, it is assumed to be a highly effective hedge and all changes in the fair value of the swaps are recognized as a component of our 2.90% Senior Notes with no net impact recorded in income. Any net interest payments made or received on the interest rate swap contracts are recognized as a component of interest expense in our condensed consolidated statements of income.
Foreign Currency Forward Contracts - Other Derivatives
We also enter into other foreign currency forward contracts, usually with durations of one month or less, to mitigate the foreign currency risk related to certain balance sheet positions. We have not elected hedge accounting for these transactions.
The aggregate notional amount of these outstanding foreign currency contracts was $636.7 million and $564.9 million as of June 30, 2018 and December 31, 2017, respectively. Net gains of $5.2 million and net losses of $0.4 million related to these contracts were recognized as a component of other income (expense), net for the three and six months ended June 30, 2018, respectively, compared to net gains of $6.1 million and $4.5 million, respectively, in the prior year comparative periods.

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
The following table summarizes the fair value and presentation in our condensed consolidated balance sheets of our outstanding derivative instruments, including those designated as hedging instruments:

		Fair Value
(In millions)	Balance Sheet Location	As of June 30, 2018
Hedging Instruments:
Asset derivatives	Other current assets	$27.2
	Investments and other assets	$8.8
Liability derivatives	Accrued expenses and other	$22.2
	Other long-term liabilities	$19.6
Other Derivatives:
Asset derivatives	Other current assets	$4.0
Liability derivatives	Accrued expenses and other	$1.7

		Fair Value
(In millions)	Balance Sheet Location	As of December 31, 2017
Hedging Instruments:
Asset derivatives	Other current assets	$0.7
	Investments and other assets	$0.2
Liability derivatives	Accrued expenses and other	$84.7
	Other long-term liabilities	$23.6
Other Derivatives:
Asset derivatives	Other current assets	$1.8
Liability derivatives	Accrued expenses and other	$3.0
10.    Property, Plant and Equipment
Property, plant and equipment are recorded at historical cost, net of accumulated depreciation. Accumulated depreciation on property, plant and equipment was $1,671.7 million and $1,559.1 million as of June 30, 2018 and December 31, 2017, respectively.
Solothurn, Switzerland Facility
We are building a large-scale biologics manufacturing facility in Solothurn, Switzerland. We expect this facility to be operational by the end of 2020. Upon completion, the facility will include 393,000 square feet related to a large-scale biologics manufacturing facility, 290,000 square feet of warehouse, utilities and support space and 51,000 square feet of administrative space. As of June 30, 2018 and December 31, 2017, we had approximately $1.5 billion and $1.2 billion, respectively, capitalized as construction in progress related to this facility. As of June 30, 2018, we had contractual commitments of approximately $230.0 million outstanding related to the construction of this facility.
11.    Equity
Total equity as of June 30, 2018, decreased $344.4 million compared to December 31, 2017. This decrease was primarily due to share repurchases totaling $3.0 billion, as described below, partially offset by net income attributable to Biogen Inc. of approximately $2.0 billion and a net cumulative-effect adjustment of approximately $0.5 billion recognized to retained earnings upon the adoptions of ASUs 2016-16 and 2016-01.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

For additional information related to the adoption of ASUs 2016-16 and 2016-01, please read Note 1, Summary of Significant Accounting Policies, to these condensed consolidated financial statements.
Share Repurchases
In July 2016 our Board of Directors authorized a program to repurchase up to $5.0 billion of our common stock (2016 Share Repurchase Program), which was completed as of June 30, 2018. Under our 2016 Share Repurchase Program, we repurchased and retired 9.6 million and 10.5 million shares of our common stock at a cost of $2.75 billion and $3.0 billion during the three and six months ended June 30, 2018, respectively, and we repurchased and retired 2.9 million and 3.7 million shares of our common stock at a cost of $781.8 million and $1.0 billion during the three and six months ended June 30, 2017, respectively.
In February 2011 our Board of Directors authorized a program to repurchase up to 20.0 million shares of our common stock (2011 Share Repurchase Program). Shares repurchased under our 2011 Share Repurchase Program were principally used to offset common stock issuances under our share-based compensation programs. Our 2011 Share Repurchase Program was completed as of March 31, 2017. Under our 2011 Share Repurchase Program, we repurchased 1.3 million shares of our common stock at a cost of $365.4 million during the six months ended June 30, 2017.
Noncontrolling Interests
The following table reconciles equity (deficit) attributable to noncontrolling interests (NCI):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In millions)	2018	2017	2018	2017
NCI, beginning of period	$(16.2)	$(11.6)	$(14.7)	$(11.5)
Net income (loss) attributable to NCI, net of tax	48.4	—	46.7	(0.1)
Capital contribution by noncontrolling interest	11.1	—	11.1	—
Distribution to noncontrolling interest	(50.0)	—	(50.0)	—
Translation adjustment and other	(0.5)	—	(0.3)	—
NCI, end of period	$(7.2)	$(11.6)	$(7.2)	$(11.6)
12.    Accumulated Other Comprehensive Income (Loss)
The following table summarizes the changes in accumulated other comprehensive income (loss), net of tax by component:

(In millions)	Unrealized Gains (Losses) on Securities Available for Sale, Net of Tax	Unrealized Gains (Losses) on Cash Flow Hedges, Net of Tax	Unfunded Status of Postretirement Benefit Plans, Net of Tax	Translation Adjustments	Total
Balance, December 31, 2017	$(1.6)	$(104.5)	$(36.8)	$(175.5)	$(318.4)
Amount reclassified, net of tax, upon adoption of ASU 2016-01	1.5	—	—	—	1.5
Balance, January 1, 2018	(0.1)	(104.5)	(36.8)	(175.5)	(316.9)
Other comprehensive income (loss) before reclassifications	(7.6)	61.7	0.4	(47.3)	7.2
Amounts reclassified from accumulated other comprehensive income (loss)	6.0	42.1	—	—	48.1
Net current period other comprehensive income (loss)	(1.6)	103.8	0.4	(47.3)	55.3
Balance, June 30, 2018	$(1.7)	$(0.7)	$(36.4)	$(222.8)	$(261.6)

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

(In millions)	Unrealized Gains (Losses) on Securities Available for Sale, Net of Tax	Unrealized Gains (Losses) on Cash Flow Hedges, Net of Tax	Unfunded Status of Postretirement Benefit Plans, Net of Tax	Translation Adjustments	Total
Balance, December 31, 2016	$(10.8)	$57.8	$(32.7)	$(334.2)	$(319.9)
Other comprehensive income (loss) before reclassifications	5.1	(122.8)	(0.5)	102.8	(15.4)
Amounts reclassified from accumulated other comprehensive income (loss)	0.5	(4.0)	—	—	(3.5)
Net current period other comprehensive income (loss)	5.6	(126.8)	(0.5)	102.8	(18.9)
Balance, June 30, 2017	$(5.2)	$(69.0)	$(33.2)	$(231.4)	$(338.8)
The following table summarizes the amounts reclassified from accumulated other comprehensive income:

(In millions)	Income Statement Location	Amounts Reclassified from Accumulated Other Comprehensive Income
		For the Three Months Ended June 30,		For the Six Months Ended June 30,
		2018	2017	2018	2017
Gains (losses) on securities available for sale	Other income (expense)	$—	$(0.1)	$(7.6)	$(0.8)
	Income tax benefit (expense)	—	—	1.6	0.3

Gains (losses) on cash flow hedges	Revenues	(10.4)	(3.0)	(43.3)	3.7
	Operating expenses	(0.4)	0.3	0.9	0.2
	Other income (expense)	—	—	0.1	0.1
	Income tax benefit (expense)	0.1	—	0.2	—

Total reclassifications, net of tax		$(10.7)	$(2.8)	$(48.1)	$3.5
13.    Earnings per Share
Basic and diluted earnings per share are calculated as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In millions)	2018	2017	2018	2017
Numerator:
Net income attributable to Biogen Inc.	$866.6	$862.8	$2,039.5	$1,610.4
Denominator:
Weighted-average number of common shares outstanding	207.1	211.9	209.2	213.7
Effect of dilutive securities:
Stock options and employee stock purchase plan	—	0.1	—	—
Time-vested restricted stock units	0.1	0.1	0.2	0.2
Market stock units	0.1	0.1	0.1	0.1
Performance stock units settled in stock	—	—	—	—
Dilutive potential common shares	0.2	0.3	0.3	0.3
Shares used in calculating diluted earnings per share	207.3	212.2	209.5	214.0

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

Amounts excluded from the calculation of net income per diluted share because their effects were anti-dilutive were insignificant.
14. Share-based Payments
Share-based Compensation Expense
The following table summarizes share-based compensation expense included in our condensed consolidated statements of income:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In millions)	2018	2017	2018	2017
Research and development	$17.6	$17.5	$39.5	$36.2
Selling, general and administrative	25.2	18.9	53.7	48.3
Subtotal	42.8	36.4	93.2	84.5
Capitalized share-based compensation costs	(2.8)	(2.4)	(6.2)	(5.1)
Share-based compensation expense included in total cost and expenses	40.0	34.0	87.0	79.4
Income tax effect	(6.5)	(8.5)	(14.1)	(20.9)
Share-based compensation expense included in net income attributable to Biogen Inc.	$33.5	$25.5	$72.9	$58.5
The following table summarizes share-based compensation expense associated with each of our share-based compensation programs:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In millions)	2018	2017	2018	2017
Market stock units	$7.1	$3.0	$13.2	$12.6
Time-vested restricted stock units	30.6	27.6	66.7	54.5
Cash settled performance units	(0.7)	2.5	3.6	6.0
Performance units	2.0	1.2	1.2	5.7
Performance stock units settled in stock	1.4	—	2.1	—
Performance stock units settled in cash	0.3	—	0.4	—
Employee stock purchase plan	2.1	2.1	6.0	5.7
Subtotal	42.8	36.4	93.2	84.5
Capitalized share-based compensation costs	(2.8)	(2.4)	(6.2)	(5.1)
Share-based compensation expense included in total cost and expenses	$40.0	$34.0	$87.0	$79.4
We estimate the fair value of our obligations associated with our performance units, cash settled performance units and performance stock units settled in cash at the end of each reporting period through expected settlement. Cumulative adjustments to these obligations are recognized each quarter to reflect changes in the stock price and estimated outcome of the performance-related conditions.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

Performance Stock Units (PSUs)
PSUs Settled in Stock
During the first quarter of 2018 we began granting awards for performance-vested restricted stock units that will settle in stock. PSUs awarded to employees have a three-year performance period and vest on the third anniversary of the grant date. The vesting of these awards is subject to the respective employee’s continued employment. The number of PSUs granted represents the target number of units that are eligible to be earned based on the attainment of certain performance measures established at the beginning of the performance period, which ends on December 31 of the third year of the performance period.
Participants may ultimately earn between 0% and 200% of the target number of PSUs granted based on the degree of achievement of the applicable performance metric. Accordingly, additional PSUs may be issued or currently outstanding PSUs may be cancelled upon final determination of the number of units earned. Compensation expense, including the effect of forfeitures, is recognized over the applicable service period.

During the six months ended June 30, 2018, 66,000 PSUs that will settle in stock were granted at a weighted average grant date fair value of $317.30.
PSUs Settled in Cash
During the first quarter of 2018 we began granting awards for performance-vested restricted stock units that will settle in cash. PSUs awarded to employees have three performance periods and vest on the third anniversary of the grant date. The vesting of these awards is subject to the respective employee’s continued employment. The number of PSUs granted represents the target number of units that are eligible to be earned based on the attainment of certain performance measures established when the performance objectives are defined, which will be at the beginning of each year and will end on December 31 of such year.
Participants may ultimately earn between 0% and 200% of the target number of PSUs granted based on the degree of achievement of the applicable performance metric. Accordingly, additional PSUs may be issued or currently outstanding PSUs may be cancelled upon final determination of the number of units earned. PSUs will be settled in cash based on the 30 calendar day average closing stock price through the vesting date, once the actual vested and earned number of PSUs is determined. Since no shares are issued, these awards do not dilute equity. Compensation expense, including the effect of forfeitures, is recognized over the applicable service period.

During the six months ended June 30, 2018, 44,000 PSUs that will settle in cash were granted.
15.    Income Taxes
Tax Reform
The Tax Cuts and Jobs Act of 2017 (2017 Tax Act), which was signed into law in December 2017, has resulted in significant changes to the U.S. corporate income tax system. These changes include a federal statutory rate reduction from 35% to 21%, the elimination or reduction of certain domestic deductions and credits and limitations on the deductibility of interest expense and executive compensation. The 2017 Tax Act also transitions international taxation from a worldwide system to a modified territorial system and includes base erosion prevention measures on non-U.S. earnings, which has the effect of subjecting certain earnings of our foreign subsidiaries to U.S. taxation as global intangible low-taxed income (GILTI). These changes became effective in 2018. We do not recognize deferred taxes for basis differences expected to reverse as GILTI is incurred and instead account for any taxes assessed as period costs.
During the fourth quarter of 2017 we recognized within our provision for income taxes a $1.2 billion provisional estimate under the U.S. Securities and Exchange Commission Staff Accounting Bulletin No. 118. Our provisional estimate included an amount of $989.6 million associated with a one-time mandatory deemed repatriation tax on accumulated foreign subsidiaries' previously untaxed foreign earnings (the Transition Toll Tax), as discussed below, and $184.0 million related to the impact of remeasuring our deferred tax balances to reflect the new federal statutory rate and other changes to U.S. tax law. During the six months ended June 30, 2018, we recognized no significant adjustments to these estimates.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

Transition Toll Tax
The 2017 Tax Act eliminated the deferral of U.S. income tax on the historical unrepatriated earnings by imposing the Transition Toll Tax. The Transition Toll Tax was assessed on our share of our foreign corporations' accumulated foreign earnings that were not previously taxed. Earnings in the form of cash and cash equivalents were taxed at a rate of 15.5% and all other earnings were taxed at a rate of 8.0%.
At December 31, 2017, we considered none of our earnings to be permanently reinvested outside the U.S. and therefore recorded tax liabilities associated with an estimate of the total withholding taxes expected as a result of our repatriation of earnings. As a result, our estimate of the total withholding taxes may change as the amounts are finalized. As of June 30, 2018 and December 31, 2017, we have accrued income tax liabilities of $713.5 million and $989.6 million, respectively, under the Transition Toll Tax. Of the amounts accrued as of June 30, 2018, no amounts are expected to be paid within one year based on our interpretation of how current year payments are applied. The Transition Toll Tax will be paid in installments over an eight-year period, which started in 2018, and will not accrue interest.
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
Tax Rate
A reconciliation between the U.S. federal statutory tax rate and our effective tax rate is summarized as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Statutory rate	21.0%	35.0%	21.0%	35.0%
State taxes	0.6	0.8	0.8	0.4
Taxes on foreign earnings	—	(11.7)	(0.4)	(11.4)
Credits and net operating loss utilization	(0.7)	(0.9)	(0.8)	(0.8)
Purchased intangible assets	0.6	1.4	0.6	1.4
Manufacturing deduction	—	(2.1)	—	(2.1)
Other permanent items	0.4	0.7	0.4	0.7
Other	0.5	0.6	0.3	0.8
Effective tax rate	22.4%	23.8%	21.9%	24.0%
Changes in Tax Rate
For the three and six months ended June 30, 2018, compared to the same periods in 2017, the decreases in our effective tax rates were primarily due to the enactment of the 2017 Tax Act and lower 2018 estimated Branded Pharmaceutical Drug fee expense, which is not tax deductible. The effects of an overall reduction in the federal statutory rate in the U.S. were partially offset by the elimination of the manufacturing deduction, the imposition of the new GILTI tax on international earnings, limits on the deductibility of certain benefits and executive compensation and a reduction in the tax benefit associated with the Orphan Drug Credit, all resulting from the 2017 Tax Act. The effective tax rate for the six months ended June 30, 2017, also reflected the impact of a favorable settlement related to a state tax matter in 2017.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

Deferred Tax Assets and Liabilities
In addition to deferred tax assets and liabilities, we have recorded prepaid tax and deferred charges related to intercompany transactions. In October 2016 the FASB issued ASU 2016-16. This new standard eliminates the deferral of the tax effects of intra-entity asset transfers other than inventory. As a result, the income tax consequences from the intra-entity transfer of an asset other than inventory and associated changes to deferred taxes will be recognized when the transfer occurs. We adopted this new standard on January 1, 2018, using the modified retrospective method, through a cumulative-effect adjustment to retained earnings as of that date. Upon adoption, we recognized additional deferred tax assets of approximately $2.0 billion offset by a corresponding increase to deferred tax liabilities of approximately $1.5 billion and an increase to retained earnings of approximately $0.5 billion. We will recognize incremental deferred income tax expense thereafter as these deferred tax assets and liabilities are utilized.
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
International Uncertain Tax Positions
We have made payments totaling approximately $62 million to the Danish Tax Authority (SKAT) for assessments received for fiscal 2009, 2011 and 2013 regarding withholding taxes and the treatment of certain intercompany transactions involving a Danish affiliate and another of our affiliates. We continue to dispute the assessments for all of these periods and believe that the positions taken in our historical filings are valid. It is reasonably possible that we will adjust the value of our uncertain tax positions related to Danish withholding taxes based on potential European court decisions expected in 2018 on similar matters.
Federal and State Uncertain Tax Positions
It is reasonably possible that we will adjust the value of our uncertain tax positions related to our revenues from anti-CD20 therapeutic programs and certain transfer pricing issues as we receive additional information from various taxing authorities, including reaching settlements with such authorities.
16.    Other Consolidated Financial Statement Detail
Other Income (Expense), Net
Components of other income (expense), net, are summarized as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In millions)	2018	2017	2018	2017
Interest income	$28.7	$16.9	$55.4	$33.6
Interest expense	(51.7)	(63.6)	(102.2)	(127.0)
Gain (loss) on investments, net	5.3	(13.4)	(9.1)	(11.0)
Foreign exchange gains (losses), net	(13.0)	(2.3)	(14.0)	1.7
Other, net	(3.8)	(6.2)	(5.6)	(3.9)
Total other income (expense), net	$(34.5)	$(68.6)	$(75.5)	$(106.6)
Other Current Assets
Other current assets were $843.3 million and $962.0 million as of June 30, 2018 and December 31, 2017, and include prepaid taxes totaling $508.3 million and $657.6 million, respectively.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

Accrued Expenses and Other
Accrued expenses and other consists of the following:

(In millions)	As of June 30, 2018	As of December 31, 2017
Revenue-related reserves for discounts and allowances	$702.8	$572.0
Current portion of contingent consideration obligations	529.4	844.6
Royalties and licensing fees	218.2	206.7
Employee compensation and benefits	209.8	297.7
Construction in progress	179.3	159.7
Collaboration expenses	156.1	183.7
Other	638.1	636.9
Total accrued expenses and other	$2,633.7	$2,901.3
Other Long-term Liabilities
Other long-term liabilities were $1,457.6 million and $1,628.7 million as of June 30, 2018 and December 31, 2017, and include accrued income taxes totaling $813.7 million and $979.8 million, respectively.
17.    Investments in Variable Interest Entities
Consolidated Variable Interest Entities
Our condensed consolidated financial statements include the financial results of variable interest entities in which we are the primary beneficiary. The following are our significant variable interest entities.
Neurimmune SubOne AG
In November 2007 we entered into a collaboration and license agreement with Neurimmune SubOne AG (Neurimmune) for the development and commercialization of antibodies for the treatment of AD. We are responsible for the development, manufacturing and commercialization of all collaboration products. This agreement is effective for the longer of the duration of certain patents relating to a licensed product or 12 years from the first commercial sale of any product using such a licensed compound. Our anti-amyloid beta antibody candidate, aducanumab, for the treatment of AD resulted from this collaboration.
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
In October 2017 we amended the terms of our collaboration and license agreement with Neurimmune. Under the amended agreement, we made a $150.0 million payment to Neurimmune in exchange for a 15% reduction in royalty rates payable on products developed under this agreement, including on potential commercial sales of aducanumab. In May 2018 we made an additional $50.0 million payment to Neurimmune to further reduce the previously negotiated royalty rates payable on products developed under this agreement, including on potential commercial sales of aducanumab, by an additional 5%. Our royalty rates payable on products developed under the amended agreement, including on potential commercial sales of aducanumab, will now range from the high single digits to low teens. As we consolidate the results of Neurimmune, we treated these payments as distributions and recognized them as charges to noncontrolling interest in the fourth quarter of 2017 and the second quarter of 2018, as applicable.
Research and development costs for which we reimburse Neurimmune are reflected in research and development expense in our condensed consolidated statements of income. During the three and six months ended June 30, 2018 and 2017, amounts reimbursed were immaterial.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

The assets and liabilities of Neurimmune are not significant to our condensed consolidated financial position or results of operations as it is a research and development organization. We have provided no financing to Neurimmune other than previously contractually required amounts.
Under the terms of our collaboration agreement with Eisai Co. Ltd. (Eisai) for the joint development and commercialization of aducanumab (Aducanumab Collaboration Agreement), Eisai had an option to share in the benefit and cost associated with the royalty reductions discussed above; however, Eisai has elected to not share in the benefit and cost with respect to either the October 2017 or May 2018 royalty reductions. For additional information on our collaboration arrangement with Eisai, please read Note 18, Collaborative and Other Relationships, to these condensed consolidated financial statements.
Unconsolidated Variable Interest Entities
We have relationships with other variable interest entities that we do not consolidate as we lack the power to direct the activities that significantly impact the economic success of these entities. These relationships include investments in certain biotechnology companies and research collaboration agreements.
As of June 30, 2018 and December 31, 2017, the carrying value of our investments in certain biotechnology companies totaled $28.1 million and $48.3 million, respectively. Our maximum exposure to loss related to these variable interest entities is limited to the carrying value of our investments.
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
18.    Collaborative and Other Relationships
Ionis Pharmaceuticals, Inc.
In June 2018 we completed a new ten-year exclusive collaboration with Ionis to develop novel antisense oligonucleotide drug candidates for a broad range of neurological diseases for a total payment of $1.0 billion consisting of an upfront payment of $375.0 million and the purchase of approximately 11.5 million shares of Ionis' common stock at a cost of $625.0 million.
As part of the $375.0 million upfront payment, $50.9 million was recorded as prepaid services in our condensed consolidated balance sheets, representing the value of the employee resources committed to the collaboration to provide research and discovery services over the collaboration term. The remaining $324.1 million was recorded as research and development expense in our condensed consolidated statements of income.
The 11.5 million shares of Ionis' common stock were purchased at a premium to their fair value at the transaction closing date. The premium consisted of acquiring the shares at a price above the fair value based on the trailing 10-day weighted-average close price prior to entering into the collaboration agreement and the effect of certain holding period restrictions. We recorded an asset of $462.9 million in investments and other assets in our condensed consolidated balance sheets reflecting the fair value of the common stock and a charge of $162.1 million to research and development expense in our condensed consolidated statements of income for the three and six months ended June 30, 2018, reflecting the premium paid for the common stock.
Our investment in Ionis' common stock is remeasured each reporting period. Changes in the fair value of our investment in Ionis' common stock, including the effect of the holding period restrictions, are reflected in other income (expense), net in our condensed consolidated statements of income.
We have the option to license therapies arising out of this collaboration and will be responsible for the development and commercialization of such therapies. We may pay development milestones to Ionis of up to $125.0 million or $270.0 million for each program, depending on the indication, and royalties on net sales.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

For information on our other collaboration arrangements with Ionis, please read Note 20, Collaborative and Other Relationships, to our consolidated financial statements included in our 2017 Form 10-K.
AbbVie Inc.
We have a collaboration agreement with AbbVie for the development and commercialization of ZINBRYTA, which was approved for the treatment of RMS in the U.S. in May 2016 and in the E.U. in July 2016. In March 2018 we and AbbVie announced the voluntary worldwide withdrawal of ZINBRYTA for RMS, as discussed below.
Under this agreement, we and AbbVie conducted ZINBRYTA co-promotion activities in the U.S., E.U. and Canadian territories (Collaboration Territory), where development and commercialization costs and profits were shared equally. Outside of the Collaboration Territory, we were solely responsible for development and commercialization of ZINBRYTA and paid a tiered royalty to AbbVie as a percentage of net sales in the low to high teens.
Article 20 Procedure and Voluntary Worldwide Withdrawal of ZINBRYTA
In July 2017 the European Medicines Agency (EMA) announced a review (referred to as an Article 20 Procedure) of the use of ZINBRYTA following the report of a case of fatal fulminant liver failure, as well as four cases of serious liver injury, and recommended restrictions on its use. In January 2018 the European Commission (EC) adopted a final and legally-binding decision restricting ZINBRYTA's use to adult patients with RMS who have had an inadequate response to at least two disease modifying therapies (DMTs) and for whom treatment with any other DMT is contraindicated or otherwise unsuitable. For additional information on the Article 20 Procedure of ZINBRYTA, please read Note 20, Collaborative and Other Relationships, to our consolidated financial statements included in our 2017 Form 10-K.
The EMA subsequently started a second review following cases of serious inflammatory brain disorders including encephalitis and meningoencephalitis. In parallel, we and AbbVie began discussions with the EMA, and in March 2018 announced the voluntary worldwide withdrawal of ZINBRYTA for RMS as we and AbbVie believe that characterizing the complex and evolving benefit/risk profile of ZINBRYTA is not possible going forward given the limited number of patients being treated. Subsequent to the voluntary worldwide withdrawal of ZINBRYTA, the EMA recommended the immediate suspension of ZINBRYTA's marketing authorization and a recall of ZINBRYTA from pharmacies and hospitals in the E.U. As a result of the voluntary worldwide withdrawal of ZINBRYTA, we recognized $2.4 million in inventory charges and $12.8 million in losses related to the termination of research and development contracts and clinical trials in our condensed consolidated statements of income, net of an expected AbbVie reimbursement, in the first quarter of 2018.
Co-promotion Profits and Losses
In the U.S., for the three and six months ended June 30, 2018, we recognized a net reduction in revenues of $2.5 million and $7.2 million, respectively, to reflect our share of an overall net loss within the collaboration, compared to $3.9 million and $9.8 million, respectively, in the prior year comparative periods. These results include the collaboration's estimate of future returns of product in the U.S.
In the E.U. and Canada, for the three and six months ended June 30, 2018, we recognized net profit sharing income of $0.5 million and $1.8 million, respectively, to reflect AbbVie's 50% sharing of the net collaboration losses, compared to net profit sharing expense of $1.3 million in the prior year comparative periods to reflect AbbVie's 50% sharing of the net collaboration profits. These results include the collaboration's estimate of future returns of product in the E.U. and Canada.
For additional information on our collaboration arrangement with AbbVie, please read Note 20, Collaborative and Other Relationships, to our consolidated financial statements included in our 2017 Form 10-K.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

Eisai Co., Ltd.
BAN2401 and E2609 Collaboration
We have a collaboration agreement with Eisai to jointly develop and commercialize BAN2401, a monoclonal antibody that targets amyloid beta aggregates, and E2609, a BACE inhibitor, two Eisai product candidates for the treatment of AD (the BAN2401 and E2609 Collaboration). Eisai serves as the global operational and regulatory lead for both compounds with all costs, including research, development and sales and marketing expenses, shared equally by us and Eisai; and, if applicable, following marketing approval in major markets, such as the U.S., the E.U. and Japan, we and Eisai will co-promote BAN2401 and E2609 and share profits equally. In smaller markets, Eisai will distribute these products and pay us a royalty.
For the three and six months ended June 30, 2018, sales and marketing expenses related to the BAN2401 and E2609 Collaboration were immaterial. A summary of development expenses related to the BAN2401 and E2609 Collaboration is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In millions)	2018	2017	2018	2017
Total development expense incurred by the collaboration related to the advancement of BAN2401 and E2609	$54.6	$29.5	$111.1	$66.7
Biogen's share of BAN2401 and E2609 development expense reflected in research and development expense in our condensed consolidated statements of income	$27.3	$14.7	$55.5	$33.3
Aducanumab Collaboration Agreement
We also have the Aducanumab Collaboration Agreement with Eisai for the joint development and commercialization of aducanumab. Under the Aducanumab Collaboration Agreement, we will continue to lead the on-going Phase 3 development of aducanumab and remained responsible for 100% of development costs for aducanumab incurred in support of the Aducanumab Collaboration Agreement until April 1, 2018. For the period April 1, 2018 through December 31, 2018, Eisai is reimbursing us for 15% of aducanumab development expenses and will then reimburse us for 45% of aducanumab development expenses incurred thereafter. Additionally, sales and marketing expenses before commercialization are shared in proportion to the same region-based profit split that both companies will utilize to co-promote aducanumab upon potential commercialization.
A summary of development and sales and marketing expenses related to the Aducanumab Collaboration Agreement is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In millions)	2018	2017	2018	2017
Total development expense incurred by the collaboration related to the advancement of aducanumab	$76.5	$74.6	$140.0	$128.9
Biogen's share of aducanumab development expense reflected in research and development expense in our condensed consolidated statements of income	$65.0	$74.6	$128.5	$128.9

Total sales and marketing expense incurred by the collaboration related to the advancement of aducanumab	$14.0	$4.8	$21.2	$9.8
Biogen's share of aducanumab sales and marketing expense reflected in selling, general and administrative expense our condensed consolidated statements of income	$9.2	$4.8	$13.9	$9.8
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
Genentech
We have certain business and financial rights with respect to RITUXAN for the treatment of non-Hodgkin's lymphoma, CLL and other conditions, GAZYVA for the treatment of CLL and follicular lymphoma, OCREVUS for the treatment of PPMS and RMS and other potential anti-CD20 therapies under a collaboration agreement with Genentech, a wholly-owned member of the Roche Group.
RITUXAN
Genentech and its affiliates are responsible for the worldwide manufacture of RITUXAN, as well as all development and commercialization activities as follows:
U.S.
We have co-exclusively licensed our rights to develop, commercialize and market RITUXAN in the U.S.
Canada
We have co-exclusively licensed our rights to develop, commercialize and market RITUXAN in Canada.
GAZYVA
The Roche Group and its sub-licensees maintain sole responsibility for the development, manufacture and commercialization of GAZYVA in the U.S. We recognize our share of the development and commercialization expenses of GAZYVA as a reduction of our share of pre-tax profits in revenues from anti-CD20 therapeutic programs.
OCREVUS
In March 2017 the U.S. Food and Drug Administration approved OCREVUS for the treatment of RMS and PPMS. Under the terms of the collaboration agreement with Genentech, we receive a tiered royalty on U.S. net sales from 13.5% and increasing up to 24% if annual net sales exceed $900.0 million. There will be a 50% reduction to these royalties if a biosimilar to OCREVUS is approved in the U.S.
In addition, we receive a 3% royalty on net sales of OCREVUS outside the U.S., with the royalty period lasting 11 years from the first commercial sale of OCREVUS on a country-by-country basis. OCREVUS has been approved for treatment of RMS and PPMS in the E.U. and certain other countries.
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
Revenues from Anti-CD20 Therapeutic Programs
Revenues from anti-CD20 therapeutic programs are summarized as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In millions)	2018	2017	2018	2017
Biogen's share of pre-tax profits in the U.S. for RITUXAN and GAZYVA	$359.0	$347.5	$708.6	$671.0
Other revenues from anti-CD20 therapeutic programs	131.4	49.6	225.0	66.7
Total revenues from anti-CD20 therapeutic programs	$490.4	$397.1	$933.6	$737.7
Biogen’s share of pre-tax profits in the U.S. for RITUXAN and GAZYVA for the three and six months ended June 30, 2017, excluded certain expenses charged to the collaboration by Genentech that we believed remained the

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

responsibility of Genentech and were not obligated to pay under the terms of the collaboration agreement. Accordingly, we did not recognize the effect of those expenses in the determination of our share of pre-tax collaboration profits and Genentech withheld approximately $120 million from amounts due to us in relation to collaboration activity for the three and six months ended June 30, 2017, representing Genentech’s estimate of our share of these expenses. In June 2018 we reached a resolution with Genentech and received previously withheld amounts with no material adjustment.
For additional information on our collaboration agreement with Genentech, please read Note 20, Collaborative and Other Relationships, to our consolidated financial statements included in our 2017 Form 10-K.
Samsung Bioepis
Joint Venture Agreement
In February 2012 we entered into a joint venture agreement with Samsung Biologics, establishing an entity, Samsung Bioepis, to develop, manufacture and market biosimilar pharmaceuticals. As of June 30, 2018, our ownership interest was approximately 5%, which reflects the effect of additional equity financings in which we did not participate. In June 2018 we exercised our option to increase our ownership percentage to approximately 49.9%. The completion of this share purchase transaction is subject to certain regulatory closing conditions in multiple jurisdictions and is expected to close in the second half of 2018. Upon closing, we expect to pay approximately $700.0 million to Samsung Biologics. The exact share purchase price will depend on the timing of the closing and foreign currency exchange rates at that time.
We recognize our share of the results of operations related to our investment in Samsung Bioepis one quarter in arrears when the results of the entity become available, which is reflected as equity in loss of investee, net of tax in our condensed consolidated statements of income. During 2015, as our share of losses exceeded the carrying value of our investment, we suspended recognizing additional losses and will continue to do so unless we commit to providing additional funding. We expect to continue recognizing our share of the results of operations related to our investment in Samsung Bioepis under the equity method of accounting and expect to recommence recognition of our share of Samsung Bioepis' income (losses) upon acquiring the additional interest in Samsung Bioepis.
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
We share 50% of the profit or loss related to our commercial agreement with Samsung Bioepis, which is recognized in collaboration profit (loss) sharing in our condensed consolidated statements of income. For the three and six months ended June 30, 2018, we recognized net profit sharing expense of $39.7 million and $83.5 million, respectively, to reflect Samsung Bioepis's 50% sharing of the net collaboration profits, compared to $25.2 million and $46.0 million, respectively, in the prior year comparative periods.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

Other Services
Simultaneous with the formation of Samsung Bioepis, we also entered into a license agreement, a technical development services agreement and a manufacturing agreement with Samsung Bioepis. For the three and six months ended June 30, 2018, we recognized $14.7 million and $32.6 million, respectively, in relation to these services in other revenues in our condensed consolidated statements of income, compared to $12.7 million and $14.9 million, respectively, in the prior year comparative periods.
For additional information on our collaboration arrangement with Samsung Bioepis and our other significant collaboration arrangements, please read Note 20, Collaborative and Other Relationships, to our consolidated financial statements included in our 2017 Form 10-K.
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
Loss Contingencies
Qui Tam Litigation
In July 2015 a qui tam action filed by Michael Bawduniak on behalf of the U.S. and certain states was unsealed by the U.S. District Court for the District of Massachusetts. The action alleges sales and promotional activities in violation of the federal False Claims Act and state law counterparts and seeks single and treble damages, civil penalties, interest, attorneys’ fees and costs. Our motion to dismiss was denied in part. No trial date has been set. The U.S. has not made an intervention decision. An estimate of the possible loss or range of loss cannot be made at this time.
In May 2018 we were served with a qui tam action filed by SMSF, LLC on behalf of the U.S. and certain states in the U.S. District Court for the District of Massachusetts. The case was filed under seal in July 2016 and unsealed in March 2018 after the U.S. declined to intervene. The case alleges activities by nurse-educators in violation of the federal False Claims Act and state law counterparts and seeks single and treble damages, civil penalties, interest, attorneys' fees and costs. No trial date has been set. An estimate of the possible loss or range of loss cannot be made at this time.
In July 2018 we and certain other drug manufacturers and pharmacy benefit managers were served with a qui tam action filed by John Borzilleri on behalf of the U.S. and certain states in the U.S. District Court for the District of Rhode Island. The case was filed under seal in January 2014 and unsealed in April 2018 after the U.S. declined to intervene. The case alleges agreements with pharmacy benefit managers in violation of the False Claims Act and state law counterparts and seeks single and treble damages, civil penalties, interest, attorneys' fees and costs. No trial date has been set. An estimate of the possible loss or range of loss cannot be made at this time.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

Securities Litigation
We and certain current and former officers are defendants in an action filed by a shareholder in October 2016 in the U.S. District Court for the District of Massachusetts alleging violations of federal securities laws under 15 U.S.C §78j(b) and §78t(a) and 17 C.F.R. §240.10b-5 and seeking a declaration of the action as a class action and an award of damages, interest and attorneys' fees. In March 2018 the court dismissed the complaint with prejudice. The plaintiff's appeal is pending. An estimate of the possible loss or range of loss cannot be made at this time.
Other Matters
Hatch-Waxman Act Litigation relating to TECFIDERA Orange-Book Listed Patents
In June, July and September 2017 and in January, March and April 2018 we initiated patent infringement proceedings pursuant to the Hatch-Waxman Act in the U.S. District Court for the District of Delaware against Amneal Pharmaceuticals LLC, Aurobindo Pharma U.S.A., Inc., Caribe Holdings (Cayman) Co. Ltd. DBA Puracap Caribe (Caribe), Graviti Pharmaceuticals Pvt. Ltd., Hetero USA, Inc., Impax Laboratories, Inc. (now known as Impax Laboratories LLC), Prinston Pharmaceutical Inc., Slayback Pharma LLC, Teva Pharmaceuticals USA, Inc., Alkem Laboratories Ltd., Cipla Limited, Glenmark Pharmaceuticals Ltd., Lupin Atlantis Holdings SA, Macleods Pharmaceuticals, Ltd., MSN Laboratories Pvt. Ltd., Pharmathen S.A., Shilpa Medicare Limited, Sun Pharma Global FZE, Torrent Pharmaceuticals Ltd., TWi Pharmaceuticals, Inc., Windlas Healthcare Pvt. Ltd., Accord Healthcare Inc., Par Pharmaceutical Inc., Sandoz Inc., Sawai USA, Inc., Zydus Pharmaceuticals (USA) Inc. and Banner Life Sciences LLC (Banner). In addition, we initiated patent infringement proceedings pursuant to the Hatch-Waxman Act against Stason Pharmaceuticals, Inc. in the U.S. District Court for the Central District of California, Zydus Pharmaceuticals (USA) Inc. in the U.S. District Court for the District of New Jersey, Accord Healthcare Inc. in the U.S. District Court for the Middle District of North Carolina, Par Pharmaceutical Inc. in the U.S. District Court for the Southern District of New York, Sandoz Inc. in the U.S. District Court for the District of Colorado and Mylan Pharmaceuticals Inc. in the U.S. District Court for the Northern District of West Virginia.
The cases against Accord Healthcare Inc., Zydus Pharmaceuticals (USA) Inc. and Sandoz Inc. have been dismissed in the North Carolina, New Jersey and Colorado courts, respectively, but cases will continue against those parties in Delaware. The cases against Par Pharmaceutical Inc. in both New York and Delaware have been dismissed because Par Pharmaceutical Inc.’s abbreviated new drug application has been withdrawn. The case against Stason Pharmaceuticals, Inc. in California has been dismissed, but the case against its partner Sawai USA, Inc. will proceed in Delaware. The cases against Teva Pharmaceuticals USA, Inc. have been dismissed.
A trial has been set for December 2019 in the Delaware actions against all parties other than Banner and Caribe. A trial has been set in the West Virginia action in February 2020. Trial dates for the litigation in Delaware against Banner, which involves a Section 505(b)(2) application, and the litigation against Caribe, which involves an abbreviated new drug application, have not been scheduled.
Petition for Inter Partes Review filed by Mylan Pharmaceuticals, Inc.
In July 2018 Mylan Pharmaceuticals, Inc. filed a petition with the U.S. Patent Trial and Appeal Board seeking inter partes review of our U.S. Patent No. 8,399,514 (the '514 Patent). The '514 Patent includes claims covering the treatment of MS with 480 mg of dimethyl fumarate per day as provided for in our TECFIDERA label. The petition is pending.
Interference Proceeding with Forward Pharma
In April 2015 the U.S. Patent and Trademark Office (USPTO) declared an interference between Forward Pharma’s pending U.S. Patent Application No. 11/576,871 and the '514 Patent. In March 2017 the USPTO ruled against Forward Pharma. Forward Pharma has appealed to the U.S. Court of Appeals for the Federal Circuit and the appeal is pending. For additional information on this matter, please read Note 6, Intangibles Assets and Goodwill, to these condensed consolidated financial statements.
European Patent Office Oppositions
In 2016 the EPO decided to revoke our European patent number 2 137 537 (the '537 Patent), which we have appealed. The '537 Patent includes claims covering the treatment of MS with 480 mg of dimethyl fumarate as provided for in our TECFIDERA label.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

In March 2018 the EPO issued its decision revoking Forward Pharma’s European Patent No. 2 801 355, which was issued in May 2015 and expires in October 2025. Forward Pharma has filed an appeal to the Technical Board of Appeal of the EPO and the appeal is pending. The settlement and license agreement that we entered with Forward Pharma in January 2017 did not resolve the issues pending in this proceeding and we and Forward Pharma intend to permit the Technical Board of Appeal and the Enlarged Board of Appeal, if applicable, to make a final determination. For additional information on this matter, please read Note 6, Intangibles Assets and Goodwill, to these condensed consolidated financial statements.
Patent Revocation Matters
In November 2017 Bioeq GMBH, affiliated with the Polpharma Group, brought an action in the Polish Patent Office seeking to revoke Polish Patent Number 215263 (the Polish ‘263 Patent), the Polish patent corresponding to our European Patent Number 1 485 127 (the EU ‘127 Patent) (“Administration of agents to treat inflammation”). The Polish ‘263 Patent concerns administration of natalizumab (TYSABRI) to treat MS. The Polish ‘263 Patent was issued in 2013 and expires in February 2023. Swiss Pharma International AG, also affiliated with the Polpharma Group, filed actions in the District Court of The Hague (January 2016), the German Patents Court (March 2016) and the Commercial Court of Rome (November 2017) seeking to invalidate the Dutch, German and Italian counterparts of the EU '127 Patent, which was issued in 2011 and also concerns administration of natalizumab (TYSABRI) to treat MS. The EU '127 Patent expires in February 2023. The Dutch and German counterparts were ruled invalid and we have appealed. No date for a hearing on the merits has been set in the Polish and Italian actions.
'755 Patent Litigation
In May 2010 Biogen MA Inc. (formerly Biogen Idec MA Inc.) filed a complaint in the U.S. District Court for the District of New Jersey alleging infringement by Bayer Healthcare Pharmaceuticals Inc. (Bayer) (manufacturer, marketer and seller of BETASERON and manufacturer of EXTAVIA), EMD Serono, Inc. (EMD Serono) (manufacturer, marketer and seller of REBIF), Pfizer (co-marketer of REBIF) and Novartis Pharmaceuticals Corp. (Novartis) (marketer and seller of EXTAVIA) of our U.S. Patent No. 7,588,755 ('755 Patent), which claims the use of interferon beta for immunomodulation or treating a viral condition, viral disease, cancers or tumors. The complaint seeks monetary damages, including lost profits and royalties. Bayer had previously filed a complaint against us in the same court, on May 27, 2010, seeking a declaratory judgment that it does not infringe the '755 Patent and that the '755 Patent is invalid, and seeking monetary relief in the form of attorneys' fees, costs and expenses.
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
Tax Matter
In the second quarter of 2018 the State Treasury of Goias, Brazil issued tax assessments for the period 2013 through February 2018 relating to tax on the circulation of goods and totaling approximately $70.0 million including

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

interest and penalties. We dispute the assessments and have filed defenses with the Administrative Court of Appeals for the State of Goias, which are pending. We have not formed an opinion that an unfavorable outcome of the dispute is either probable or remote.
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
20.    Subsequent Events
AliveGen Inc.
In July 2018 we acquired ALG-801 (Phase 1a) and ALG-802 (preclinical) from AliveGen Inc. (AliveGen). ALG-801 (now known as BIIB110) and ALG-802 represent novel ways of targeting the myostatin pathway. We initially plan to study BIIB110 and ALG-802 in multiple neuromuscular indications including SMA and ALS. In connection with the closing of this transaction, we made an upfront payment of $27.5 million to AliveGen and we may pay AliveGen up to $535.0 million in additional potential development and commercialization milestones across both assets and multiple indications.

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
Executive Summary
Introduction
Biogen is a global biopharmaceutical company focused on discovering, developing and delivering worldwide innovative therapies for people living with serious neurological and neurodegenerative diseases, including in our core growth areas of multiple sclerosis (MS) and neuroimmunology, Alzheimer's disease (AD) and dementia, movement disorders and neuromuscular disorders, including spinal muscular atrophy (SMA) and amyotrophic lateral sclerosis (ALS). We are also focused on discovering, developing and delivering worldwide innovative therapies in our emerging growth areas of pain, ophthalmology, neuropsychiatry and acute neurology. In addition, we are employing innovative technologies to discover potential treatments for rare and genetic disorders, including new ways of treating diseases through gene therapy in the previously mentioned areas. We also manufacture and commercialize biosimilars of advanced biologics.
Our marketed products include TECFIDERA, AVONEX, PLEGRIDY, TYSABRI and FAMPYRA for the treatment of MS, SPINRAZA for the treatment of SMA and FUMADERM for the treatment of severe plaque psoriasis. We also have certain business and financial rights with respect to RITUXAN for the treatment of non-Hodgkin's lymphoma, chronic lymphocytic leukemia (CLL) and other conditions, GAZYVA for the treatment of CLL and follicular lymphoma, OCREVUS for the treatment of primary progressive MS (PPMS) and relapsing MS (RMS) and other potential anti-CD20 therapies under a collaboration agreement with Genentech, Inc. (Genentech), a wholly-owned member of the Roche Group. In March 2018 we and AbbVie Inc. (AbbVie) announced the voluntary worldwide withdrawal of ZINBRYTA for RMS. For additional information on the voluntary worldwide withdrawal of ZINBRYTA, please read Note 18, Collaborative and Other Relationships, to our condensed consolidated financial statements included in this report.

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
Our innovative drug development and commercialization activities are complemented by our biosimilar therapies that expand access to medicines and reduce the cost burden for healthcare systems. We are leveraging our manufacturing capabilities and know-how to develop, manufacture and market biosimilars through Samsung Bioepis Co., Ltd. (Samsung Bioepis), our joint venture with Samsung BioLogics Co. Ltd. (Samsung Biologics). Under our commercial agreement, we market and sell BENEPALI, an etanercept biosimilar referencing ENBREL, and FLIXABI, an infliximab biosimilar referencing REMICADE, in the E.U.
Hemophilia Spin-Off
On February 1, 2017, we completed the spin-off of our hemophilia business, Bioverativ Inc. (Bioverativ), as an independent, publicly traded company. Our consolidated results of operations and financial position included in our condensed consolidated financial statements reflect the financial results of our hemophilia business for all periods through January 31, 2017.
Business Environment
The biopharmaceutical industry and the markets in which we operate are intensely competitive. Many of our competitors are working to develop or have commercialized products similar to those we market or are developing and have considerable experience in undertaking clinical trials and in obtaining regulatory approval to market pharmaceutical products. In addition, the commercialization of certain of our own approved MS products, products of our collaborators and pipeline product candidates may negatively impact future sales of our existing MS products. Our products may also face increased competitive pressures from the introduction of generic versions, prodrugs of existing therapies, biosimilars of existing products, other products approved under alternative regulatory pathways and other technologies.

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
Financial Highlights
Diluted earnings per share attributable to Biogen Inc. was $4.18 for the three months ended June 30, 2018, representing an increase of 2.7% over the same period in 2017.
As described below under "Results of Operations," our income from operations for the three months ended June 30, 2018, reflects the following:

•	Total revenues were $3,356.5 million for the second quarter of 2018, representing an increase of 9.0% over the same period in 2017.

•
Product revenues, net totaled $2,757.5 million for the second quarter of 2018, representing an increase of 4.5% over the same period in 2017. This increase was primarily due to revenues from SPINRAZA and BENEPALI and the positive impact of comparative foreign currency exchange gains, net of hedge of $48.7 million. This increase was partially offset by a decrease in our MS product revenues due to a decrease in unit sales volumes and pricing reductions in certain European countries.

•
Revenues from anti-CD20 therapeutic programs totaled $490.4 million for the second quarter of 2018, representing an increase of 23.5% over the same period in 2017. This increase was primarily due to royalty revenues on sales of OCREVUS.

•
Other revenues totaled $108.6 million for the second quarter of 2018, representing an increase of 161.1% over the same period in 2017. This increase was primarily due to higher contract manufacturing revenues related to the volume of shipments of drug product and drug substance production provided to our strategic partners.

•
Total cost and expenses totaled $2,143.3 million for the second quarter of 2018, representing an increase of 14.2% over the same period in 2017. This increase was primarily due to a 23.2% increase in research and development, a 20.1% increase in selling, general and administrative expenses and a 15.0% increase in cost of sales.

◦
The increase in research and development was primarily due to the $482.6 million net charge recognized upon the closing of our collaboration with Ionis Pharmaceuticals, Inc. (Ionis), partially offset by charges recognized in the prior year comparative period totaling $360.0 million related to our exclusive license agreement with Bristol-Myers Squibb Company (BMS).

◦	The increase in selling, general and administrative expenses was primarily due to an increase in spending on sales and marketing activities in support of our marketed products, including SPINRAZA.

◦
The increase in cost of sales was primarily due to higher contract manufacturing shipments of drug product and drug substance production provided to our strategic partners and increased royalties payable to Ionis on higher sales of SPINRAZA, partially offset by lower sales on our MS products.

•
Net income attributable to Biogen Inc. was favorably impacted by a decrease in our effective tax rate to 22.4% for the second quarter of 2018, from 23.8% for the same period in 2017, primarily due to the favorable impact resulting from the enactment of the Tax Cuts and Jobs Act of 2017 (2017 Tax Act) in December 2017.

As described below under "Financial Condition, Liquidity and Capital Resources":

•	Cash, cash equivalents and marketable securities totaled approximately $4.4 billion as of June 30, 2018.

•
We repurchased approximately 9.6 million shares of our common stock at a cost of $2.75 billion during the second quarter of 2018 under the share repurchase program authorized by our Board of Directors in July 2016, which allowed us to repurchase up to $5.0 billion of our common stock (2016 Share Repurchase Program). Our 2016 Share Repurchase Program was completed as of June 30, 2018.

For additional information on our competition and pricing risks that could negatively impact our product sales, please read Item 1A. Risk Factors and Item 3. Quantitative and Qualitative Disclosures About Market Risk included in this report.
Acquisitions, Collaborative and Other Relationships
BIIB100 Acquisition
In January 2018 we acquired the Phase 1 ready investigational oral compound BIIB100 (formerly known as KPT-350) for the treatment of certain neurological and neurodegenerative conditions, primarily in ALS, from Karyopharm Therapeutics Inc. (Karyopharm). BIIB100 is a novel therapeutic candidate that works by inhibiting a protein known as XPO1, with the goal of reducing inflammation and neurotoxicity, along with increasing neuroprotective responses.
BIIB104 Acquisition
In April 2018 we acquired BIIB104 (formerly known as PF-04958242), a first-in-class, AMPA receptor potentiator for cognitive impairment associated with schizophrenia (CIAS), from Pfizer Inc. (Pfizer). AMPA receptors mediate fast excitatory synaptic transmission in the central nervous system, a process which can be disrupted in a number of neurological and psychiatric diseases, including schizophrenia.
Ionis Pharmaceuticals, Inc.
In June 2018 we completed a new ten-year exclusive collaboration with Ionis to develop novel antisense oligonucleotide drug candidates for a broad range of neurological diseases.
TMS CO., LTD.
In June 2018 we entered into an exclusive option agreement with TMS Co., Ltd. (TMS) granting us the option to acquire TMS-007, a plasminogen activator with a novel mechanism of action (MOA) associated with breaking down blood clots, which is in Phase 2 development, and backup compounds for the treatment of stroke.
Samsung Bioepis
In June 2018 we exercised our option under the joint venture agreement to increase our ownership percentage to approximately 49.9% in Samsung Bioepis. The completion of this share purchase transaction is subject to certain regulatory closing conditions in multiple jurisdictions and is expected to close in the second half of 2018. Upon closing, we expect to pay approximately $700.0 million to Samsung Biologics. The exact share purchase price will depend on the timing of the closing and foreign currency exchange rates at that time.
For additional information on our BIIB100 and BIIB104 acquisitions and our exclusive option agreement with TMS, please read Note 2, Acquisitions, to our condensed consolidated financial statements included in this report. For additional information on our arrangements with Ionis and Samsung Bioepis, please read Note 18, Collaborative and Other Relationships, to our condensed consolidated financial statements included in this report.
Key Pipeline and Product Developments
ZINBRYTA (daclizumab)
During the first quarter of 2018, the European Medicines Agency (EMA) started a review of ZINBRYTA following cases of serious inflammatory brain disorders including encephalitis and meningoencephalitis. In parallel, we and AbbVie began discussions with the EMA, and in March 2018 announced the voluntary worldwide withdrawal of ZINBRYTA for RMS as we and AbbVie believe that characterizing the complex and evolving benefit/risk profile of ZINBRYTA is not possible going forward given the limited number of patients being treated. Subsequent to the voluntary worldwide withdrawal of ZINBRYTA, the EMA recommended the immediate suspension of ZINBRYTA's marketing authorization and a recall of ZINBRYTA from pharmacies and hospitals in the E.U.
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
IMRALDI (Adalimumab)
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

Aducanumab (Aβ mAb)
In July 2018 we completed enrollment in ENGAGE and EMERGE, the Phase 3 studies of aducanumab, our anti-amyloid beta antibody candidate for the treatment of AD.
BAN2401 (Aβ mAb)
In December 2017 we and Eisai Co., Ltd. (Eisai) announced that the Phase 2 study of BAN2401, a monoclonal antibody that targets amyloid beta aggregates, an Eisai product candidate for the treatment of AD, did not achieve its primary outcome measure, which was designed to enable a potentially more rapid entry into Phase 3 development based on Bayesian analysis at 12 months of treatment.
In July 2018, based upon the final analysis of the data at 18 months, we and Eisai announced the topline results of the Phase 2 study.  The Phase 2 study achieved statistical significance on secondary endpoints evaluating Alzheimer’s Disease Composite Score (ADCOMS) and on reduction of amyloid accumulated in the brain as measured using amyloid-PET (positron emission tomography).

Results of Operations
Revenues
Revenues are summarized as follows:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
(In millions, except percentages)	2018		2017		2018		2017
Product revenues:
United States	$1,741.9	51.9%	$1,860.9	60.5%	$3,279.8	50.6%	$3,491.9	59.3%
Rest of world	1,015.6	30.3%	778.8	25.2%	2,001.2	30.8%	1,527.9	26.0%
Total product revenues	2,757.5	82.2%	2,639.7	85.7%	5,281.0	81.4%	5,019.8	85.3%
Revenues from anti-CD20 therapeutic programs	490.4	14.6%	397.1	12.9%	933.6	14.4%	737.7	12.5%
Other revenues	108.6	3.2%	41.6	1.4%	273.0	4.2%	131.6	2.2%
Total revenues	$3,356.5	100.0%	$3,078.4	100.0%	$6,487.6	100.0%	$5,889.1	100.0%

Product Revenues
Product revenues are summarized as follows:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
(In millions, except percentages)	2018		2017		2018		2017
Multiple Sclerosis:
TECFIDERA	$1,086.8	39.4%	$1,110.6	42.1%	$2,073.7	39.3%	$2,068.8	41.2%
Interferon*	625.5	22.7%	690.6	26.2%	1,175.8	22.3%	1,338.9	26.7%
TYSABRI	467.2	16.9%	496.0	18.8%	929.3	17.6%	1,041.0	20.7%
FAMPYRA	23.0	0.8%	22.6	0.8%	47.4	0.9%	43.1	0.9%
ZINBRYTA	—	—%	16.1	0.6%	1.4	—%	26.8	0.5%
Spinal Muscular Atrophy:
SPINRAZA	422.7	15.3%	202.9	7.7%	786.6	14.9%	250.3	5.0%
Hemophilia:
ELOCTATE	—	—%	—	—%	—	—%	48.4	1.0%
ALPROLIX	—	—%	—	—%	—	—%	26.0	0.5%
Other Product Revenues:
FUMADERM	5.5	0.2%	10.3	0.4%	12.5	0.2%	20.0	0.4%
BENEPALI	115.6	4.2%	88.7	3.4%	236.5	4.5%	154.0	3.1%
FLIXABI	11.2	0.4%	1.9	—%	17.8	0.3%	2.5	—%
Total product revenues	$2,757.5	100.0%	$2,639.7	100.0%	$5,281.0	100.0%	$5,019.8	100.0%
*Interferon includes AVONEX and PLEGRIDY.
Multiple Sclerosis (MS)
TECFIDERA
For the three and six months ended June 30, 2018, compared to the same periods in 2017, the decreases in U.S. TECFIDERA revenues were primarily due to decreases in unit sales volumes of 9% and 8%, respectively, and increases in discounts and allowances, partially offset by gross selling price increases.
For the three and six months ended June 30, 2018, compared to the same periods in 2017, the increases in rest of world TECFIDERA revenues were primarily due to increases in unit sales volumes of 6% and 14%, respectively, partially offset by pricing reductions in certain European countries. Rest of world TECFIDERA revenues for the three and six months ended June 30, 2018, compared to the same periods in 2017, were also positively impacted by comparative foreign currency exchange gains, net of hedge of $16.6 million and $28.3 million, respectively.
We continue to anticipate a modest increase in TECFIDERA demand on a global basis in 2018, compared to 2017, with expected volume growth in our international markets partially offset by declines in the U.S., due to increased competition from additional treatments for MS, including OCREVUS.

Interferon
For the three and six months ended June 30, 2018, compared to the same periods in 2017, the decreases in U.S. Interferon revenues were primarily due to decreases in Interferon unit sales volumes of 15% and 18%, respectively, which were primarily attributable to patients transitioning to other MS therapies, partially offset by gross selling price increases.
For the three and six months ended June 30, 2018, compared to the same periods in 2017, the decreases in rest of world Interferon revenues were primarily due to decreases in Interferon unit sales volumes of 5% and 6%, respectively, as patients transition to other MS therapies in the E.U. and pricing reductions in certain European countries. These decreases were partially offset by comparative foreign currency exchange gains, net of hedge of $11.7 million and $22.7 million, respectively.
We expect that Interferon revenues will continue to decline compared to prior year periods as a result of increasing competition from our other MS products as well as other treatments for MS, including biosimilars.

TYSABRI
For the three and six months ended June 30, 2018, compared to the same periods in 2017, the decreases in U.S. TYSABRI revenues were primarily due to decreases in unit sales volumes of 10% and 12%, respectively, partially offset by gross selling price increases.
For the three months ended June 30, 2018, compared to the same period in 2017, the decrease in rest of world TYSABRI revenues was primarily due to pricing reductions in certain European countries and a decrease in unit sales volumes of 3%. This decrease was partially offset by comparative foreign currency exchange gains, net of hedge of $11.6 million.
For the six months ended June 30, 2018, compared to the same period in 2017, the decrease in rest of world TYSABRI revenues was primarily due to the recognition in the prior year period of approximately $45.0 million of previously deferred revenues in Italy relating to the pricing agreement with the Italian National Medicines Agency (Agenzia Italiana de Farmaco or AIFA), as discussed below, and pricing reductions in certain European countries. This decrease was partially offset by comparative foreign currency exchange gains, net of hedge of $28.7 million.
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

We continue to anticipate a decline in TYSABRI demand on a global basis in 2018, compared to 2017, with expected volume declines in the U.S., due to increased competition from additional treatments for MS, including OCREVUS, exceeding volume growth in our international markets.
ZINBRYTA
Under our collaboration agreement with AbbVie, we began to recognize revenues on sales of ZINBRYTA to third parties in the E.U. in the third quarter of 2016.
For the three and six months ended June 30, 2018, compared to the same periods in 2017, the decreases in ZINBRYTA revenues were primarily due to the voluntary worldwide withdrawal of ZINBRYTA for RMS in March 2018.
For additional information on our relationship with AbbVie, please read Note 18, Collaborative and Other Relationships, to our condensed consolidated financial statements included in this report.

Spinal Muscular Atrophy (SMA)
SPINRAZA
We began to recognize revenues on sales of SPINRAZA in the U.S. in the fourth quarter of 2016 and in the rest of world in the first quarter of 2017.
For the three and six months ended June 30, 2018, compared to the same periods in 2017, the increases in U.S. SPINRAZA revenues were primarily due to increases in unit sales volumes of 9% and 69%, respectively.
For the three and six months ended June 30, 2018, compared to the same periods in 2017, the increases in rest of world SPINRAZA revenues were due to increases in unit sales volumes as the product continued to be launched in new markets around the world.
We continue to expect that the rate at which SPINRAZA revenues will grow will moderate over time primarily due to a lower rate of new patient starts combined with the impact of loading dose dynamics as patients transition to dosing once every four months.
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
For the three and six months ended June 30, 2018, compared to the same periods in 2017, the increases in biosimilar revenues were primarily due to increases in BENEPALI unit sales volumes of 41% and 60%, respectively, in new and existing markets and foreign currency exchange gains, partially offset by pricing reductions in certain European countries.
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

Revenues from Anti-CD20 Therapeutic Programs
Genentech (Roche Group)
Our share of RITUXAN and GAZYVA collaboration operating profits in the U.S. and other revenues on anti-CD20 therapeutic programs are summarized as follows:
Biogen’s Share of Pre-tax Profits in the U.S. for RITUXAN and GAZYVA
The following tables provide a summary of amounts comprising our share of pre-tax profits in the U.S. for RITUXAN and GAZYVA:

	For the Three Months Ended June 30,
(In millions)	2018	2017
Product revenues, net	$1,141.9	$1,083.8
Cost and expenses	189.2	193.6
Pre-tax profits in the U.S.	952.7	890.2
Biogen's share of pre-tax profits	$359.0	$347.5

	For the Six Months Ended June 30,
(In millions)	2018	2017
Product revenues, net	$2,238.1	$2,124.8
Cost and expenses	342.9	394.9
Pre-tax profits in the U.S.	1,895.2	1,729.9
Biogen's share of pre-tax profits	$708.6	$671.0

Our share of RITUXAN annual pre-tax co-promotion profits in the U.S. in excess of $50.0 million decreased to 37.5% in the third quarter of 2017 as gross sales of GAZYVA in the U.S. for the preceding 12-month period exceeded $150.0 million.
For the three and six months ended June 30, 2018, compared to the same periods in 2017, the increases in U.S. product revenues were primarily due to selling price increases, increases in GAZYVA unit sales volumes of 24% and 22%, respectively, and increases in RITUXAN unit sales volumes of 1% in both periods. These increases were partially offset by higher discounts and allowances.
Collaboration costs and expenses for the three and six months ended June 30, 2017, as depicted in the table above, excluded certain expenses charged to the collaboration by Genentech that we believed remained the responsibility of Genentech and were not obligated to pay under the terms of the collaboration agreement. Accordingly, we did not recognize the effect of those expenses in the determination of our share of pre-tax collaboration profits and Genentech withheld approximately $120 million from amounts due to us in relation to collaboration activity for the three and six months ended June 30, 2017, representing Genentech’s estimate of our share of these expenses. In June 2018 we reached a resolution with Genentech and received previously withheld amounts with no material adjustment.
For the three and six months ended June 30, 2018, compared to the same periods in 2017, the decreases in collaboration costs and expenses were primarily due to decreases in GAZYVA and RITUXAN research and development costs.
For the six months ended June 30, 2018, compared to the same period in 2017, the decrease in collaboration costs and expenses was also due to lower RITUXAN cost of sales.

Other Revenues from Anti-CD20 Therapeutic Programs
Other revenues from anti-CD20 therapeutic programs consist of royalty revenues on sales of OCREVUS and our share of pre-tax co-promotion profits on RITUXAN in Canada.
For the three and six months ended June 30, 2018, compared to the same periods in 2017, the increases in other revenues from anti-CD20 therapeutic programs were primarily due to the launch of OCREVUS in the second quarter of 2017. For the three and six months ended June 30, 2018, royalty revenues on sales of OCREVUS totaled $112.9 million and $189.6 million, respectively, compared to $18.0 million in the prior year comparative periods.
OCREVUS
In March 2017 the U.S. Food and Drug Administration (FDA) approved OCREVUS for the treatment of RMS and PPMS. Under the terms of our collaboration agreement with Genentech, we receive a tiered royalty on U.S. net sales from 13.5% and increasing up to 24% if annual net sales exceed $900.0 million. There will be a 50% reduction to these royalties if a biosimilar to OCREVUS is approved in the U.S.
In addition, we receive a 3% royalty on net sales of OCREVUS outside the U.S., with the royalty period lasting 11 years from the first commercial sale of OCREVUS on a country-by-country basis. OCREVUS has been approved for treatment of RMS and PPMS in the E.U. and certain other countries. Marketing applications for OCREVUS are currently under review in numerous markets worldwide, including in Latin America and the Middle East.
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
For additional information on our collaboration agreement with Genentech, including information regarding the pre-tax profit sharing formula and its impact on future revenues from anti-CD20 therapeutic programs, please read Note 20, Collaborative and Other Relationships, to our consolidated financial statements included in our 2017 Form 10-K.

Other Revenues
Other revenues are summarized as follows:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
(In millions, except percentages)	2018		2017		2018		2017
Revenues from collaborative and other relationships	$12.2	11.2%	$9.0	21.6%	$25.4	9.3%	$15.3	11.6%
Other royalty and corporate revenues	96.4	88.8%	32.6	78.4%	247.6	90.7%	116.3	88.4%
Total other revenues	$108.6	100.0%	$41.6	100.0%	$273.0	100.0%	$131.6	100.0%
Revenues from Collaborative and Other Relationships
Revenues from collaborative and other relationships include revenues from our technical development and manufacturing services agreements with Samsung Bioepis and royalty revenues on biosimilar products from Samsung Bioepis. Revenues from collaborative and other relationships also include our 50% share of the co-promotion losses of ZINBRYTA in the U.S. with AbbVie.
For the three and six months ended June 30, 2018, compared to the same periods in 2017, the increases in revenues from collaborative and other relationships were primarily due to higher revenues earned under our manufacturing services agreement with Samsung Bioepis.
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
For the three and six months ended June 30, 2018, compared to the same periods in 2017, the increases in other royalty and corporate revenues were primarily due to higher contract manufacturing revenues resulting from increased shipments of drug product and drug substance production provided to our strategic partners.

Reserves for Discounts and Allowances
Revenues from product sales are recorded net of reserves established for applicable discounts and allowances, including those associated with the implementation of pricing actions in certain of the international markets in which we operate.
These reserves are based on estimates of the amounts earned or to be claimed on the related sales and are classified as reductions of accounts receivable (if the amount is payable to our customer) or a liability (if the amount is payable to a party other than our customer). These estimates reflect our historical experience, current contractual and statutory requirements, specific known market events and trends, industry data and forecasted customer buying and payment patterns. Actual amounts may ultimately differ from our estimates. If actual results vary, we adjust these estimates, which will have an effect on earnings in the period of adjustment.
Reserves for discounts, contractual adjustments and returns that reduced gross product revenues are summarized as follows:
For the three and six months ended June 30, 2018, reserves for discounts and allowances as a percentage of gross product revenues were 23.2% and 23.7%, respectively, compared to 21.2% and 22.0%, respectively, in the prior year comparative periods.
Discounts
Discounts include trade term discounts and wholesaler incentives.

For the three and six months ended June 30, 2018, compared to the same periods in 2017, the increases in discounts were primarily due to increases in rest of world product revenues, due in part to increases in biosimilar revenues.
Discounts for the six months ended June 30, 2018, compared to the same period in 2017, were partially offset by the impact resulting from the spin-off of our hemophilia business on February 1, 2017.
Contractual Adjustments
Contractual adjustments primarily relate to Medicaid and managed care rebates, co-payment assistance, Veterans Administration, Public Health Service discounts, specialty pharmacy program fees and other government rebates or applicable allowances.
For the three and six months ended June 30, 2018, compared to the same periods in 2017, the increases in contractual adjustments were primarily due to higher managed care rebates in the U.S. and other governmental rebates and allowances in the U.S. and rest of world, due in part to an increase in SPINRAZA sales volumes worldwide and an increase in gross selling prices in the U.S.
Contractual adjustments for the six months ended June 30, 2018, compared to the same period in 2017, were partially offset by the impact resulting from the spin-off of our hemophilia business on February 1, 2017.
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
For the three months ended June 30, 2018, compared to the same period in 2017, return reserves were relatively consistent.
For the six months ended June 30, 2018, compared to the same period in 2017, the increase in return reserves was primarily due to the voluntary worldwide withdrawal of ZINBRYTA. For additional information on the voluntary worldwide withdrawal of ZINBRYTA, please read Note 18, Collaborative and Other Relationships, to our condensed consolidated financial statements included in this report.
For additional information on our revenue reserves, please read Note 4, Revenues, to our condensed consolidated financial statements included in this report.

Cost and Expenses
A summary of total cost and expenses is as follows:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
(In millions, except percentages)	2018	2017	Change %	2018	2017	Change %
Cost of sales, excluding amortization of acquired intangible assets	$421.0	$366.2	15.0%	$867.0	$750.8	15.5%
Research and development	981.0	796.2	23.2%	1,477.7	1,219.6	21.2%
Selling, general and administrative	516.2	429.8	20.1%	1,017.5	928.5	9.6%
Amortization of acquired intangible assets	107.4	117.5	(8.6)%	211.3	566.0	(62.7)%
Acquired in-process research and development	75.0	120.0	(37.5)%	85.0	120.0	(29.2)%
Collaboration profit (loss) sharing	39.2	26.5	47.9%	81.7	47.3	72.7%
Loss (gain) on fair value remeasurement of contingent consideration	1.9	21.2	(91.0)%	(3.7)	31.2	(111.9)%
Restructuring charges	1.6	—	**	3.2	—	**
Total cost and expenses	$2,143.3	$1,877.4	14.2%	$3,739.7	$3,663.4	2.1%
** Percentage not meaningful.
Cost of Sales, Excluding Amortization of Acquired Intangible Assets

Product Cost of Sales
For the three and six months ended June 30, 2018, compared to the same periods in 2017, the increases in product cost of sales were primarily due to higher contract manufacturing shipments of drug product and drug substance production provided to our strategic partners and an increase in biosimilar sales volumes. These increases were partially offset by decreases in costs resulting from lower sales volumes for our MS products and decreases in inventory amounts written down as a result of excess, obsolescence, unmarketability or other reasons.
Royalty Cost of Sales
For the three and six months ended June 30, 2018, compared to the same periods in 2017, the increases in royalty cost of sales were primarily due to increased royalties payable to Ionis on higher sales of SPINRAZA, partially offset by the expiration of certain third-party royalties payable on sales of TYSABRI and decreases in royalties payable due to lower sales of TYSABRI and our Interferon products.

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
For the three and six months ended June 30, 2018, compared to the same periods in 2017, the increases in research and development expense were primarily due to increases in milestone and upfront expenses, costs incurred in connection with our early and late stage programs and increased costs incurred in connection with research and discovery. These increases were partially offset by decreased costs incurred with our marketed products and other research and development costs.
We intend to continue committing significant resources to targeted research and development opportunities where there is a significant unmet need and where a drug candidate has the potential to be highly differentiated.
Milestone and Upfront Expenses
For the three and six months ended June 30, 2018, compared to the same periods in 2017, the increases in milestone and upfront expenses were primarily due to the recognition of a $486.2 million net charge to research and development expense upon the closing of our collaboration with Ionis to develop novel antisense oligonucleotide drug candidates for a broad range of neurological diseases. These increases were partially offset by the $300.0 million upfront payment made to BMS upon the closing of our agreement to exclusively license and develop BIIB092 in AD and progressive supranuclear palsy (PSP) and the recognition of a $60.0 million developmental milestone payable to iPierian, Inc. upon dosing of the first patient in the Phase 2 PSP study for BIIB092 in June 2017.
For additional information on our collaboration agreement with Ionis, please read Note 18, Collaborative and Other Relationships, to our condensed consolidated financial statements included in this report.
Early Stage Programs
For the three and six months ended June 30, 2018, compared to the same periods in 2017, the increases in spending associated with our early stage programs were primarily due the development of BIIB092 in AD and PSP pursuant to our license agreement with BMS, the development of BIIB054 in Parkinson's disease, the development of BIIB093 in large hemispheric infarction, a severe form of ischemic stroke, and the development of opicinumab in MS.
Late Stage Programs
For the three and six months ended June 30, 2018, compared to the same periods in 2017, the increases in spending associated with our late stage programs were primarily due to the development of BIIB098 in MS pursuant to our license and collaboration agreement with Alkermes Pharma Ireland Limited, a subsidiary of Alkermes plc, and the development of E2609, a BACE inhibitor, in AD.
For the three months ended June 30, 2018, this increase was partially offset by a decrease in costs related to aducanumab reflecting Eisai's 15% reimbursement of aducanumab development expenses.
Marketed Products
For the three and six months ended June 30, 2018, compared to the same periods in 2017, the decreases in spending associated with our marketed products were primarily due to decreases in costs associated with our MS related projects.
For the six months ended June 30, 2018, compared to the same period in 2017, this decrease was partially offset by costs related to the termination of research and development contracts and clinical trials due to the voluntary worldwide withdrawal of ZINBRYTA.
Selling, General and Administrative
For the three and six months ended June 30, 2018, compared to the same periods in 2017, the increases in selling, general and administrative expenses were primarily due to increases in operational spending on sales and marketing activities in support of our marketed products primarily related to increased commercialization costs related to SPINRAZA as we continued to expand into new international markets. The increase for the comparative periods also reflects increased costs incurred in support of our recently completed business development activities as well as the favorable impact of foreign currency exchange rates. These increases were partially offset by a reduction in the Branded Pharmaceutical Drug (BPD) fee expense.
For the six months ended June 30, 2018, this increase was also partially offset by a decrease in corporate giving and a decrease in operational spend resulting from the spin-off of our hemophilia business.
Amortization of Acquired Intangible Assets
Our amortization expense is based on the economic consumption and impairment of intangible assets. Our most significant intangible assets are related to our TECFIDERA, AVONEX and TYSABRI products. Annually, during our long-range planning cycle, we perform an analysis of anticipated lifetime revenues of our TECFIDERA, AVONEX and TYSABRI products. This analysis is also updated whenever events or changes in circumstances would significantly affect the anticipated lifetime revenues of any of these products.
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
For the three months ended June 30, 2018, compared to the same period in 2017, the amortization of acquired intangible assets was relatively consistent.
For the six months ended June 30, 2018, compared to the same period in 2017, the decrease in amortization of acquired intangible assets was primarily due to the prior year impairment charge related to our U.S. and rest of world licenses to Forward Pharma A/S's (Forward Pharma) intellectual property, including Forward Pharma's intellectual property related to TECFIDERA, as discussed below.
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
In March 2018 the European Patent Office (EPO) issued its decision revoking Forward Pharma's European Patent No. 2 801 355. Forward Pharma has filed an appeal to the Technical Board of Appeal of the EPO and the appeal is pending.

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
We review amounts capitalized as acquired IPR&D for impairment at least annually, as of October 31, and whenever events or changes in circumstances indicate to us that the carrying value of the assets might not be recoverable. Our most recent impairment assessment, performed as of October 31, 2017, resulted in no impairments. Changes to clinical development plans, regulatory feedback received, life cycle management strategies and changes in program economics, including foreign currency exchange rates, are evaluated regularly. The field of developing treatments for forms of neuropathic pain, such as trigeminal neuralgia (TGN), is highly competitive and can be affected by changes to expected market candidates and changes in timing and the clinical development of our product candidates. There can be no assurance that we will be able to successfully develop BIIB074 for the treatment of TGN or other indications, including our ability to confirm safety and efficacy based on data from clinical trials, or that a successfully developed therapy will be able to secure sufficient pricing in a competitive market. Changes in events and circumstances for these programs may have a material impact on the value of our related IPR&D.
For additional information on the amortization and impairment of our acquired intangible assets, including our TECFIDERA settlement and license agreement, please read Note 6, Intangible Assets and Goodwill, to our condensed consolidated financial statements included in this report.

Acquired In-Process Research and Development
BIIB100 Acquisition
In January 2018 we completed an asset purchase of investigational oral compound BIIB100 from Karyopharm. In connection with the closing of this transaction, we made an upfront payment of $10.0 million to Karyopharm, which was recorded as acquired in-process research and development in our condensed consolidated statements of income as BIIB100 has not yet reached technological feasibility.
BIIB104 Acquisition
In April 2018 we completed an asset purchase of BIIB104, a first-in-class, AMPA receptor potentiator for CIAS, from Pfizer. In connection with the closing of this transaction, we made an upfront payment of $75.0 million to Pfizer, which was recorded as acquired in-process research and development in our condensed consolidated statements of income as BIIB104 has not yet reached technological feasibility.
For additional information on our BIIB100 and BIIB104 acquisitions, please read Note 2, Acquisitions, to our condensed consolidated financial statements included in this report.
BIIB093 Acquisition
In May 2017 we completed an asset purchase of the Phase 3-ready candidate, BIIB093, from Remedy Pharmaceuticals Inc. (Remedy). In connection with the closing of this transaction, we made an upfront payment of $120.0 million to Remedy, which was recorded as acquired in-process research and development in our condensed consolidated statements of income as BIIB093 had not yet reached technological feasibility.

For additional information on our transaction with Remedy, please read Note 2, Acquisitions, to our consolidated financial statements included in our 2017 Form 10-K.
Collaboration Profit (Loss) Sharing
Collaboration profit (loss) sharing includes our partner's 50% share of the profit or loss related to our biosimilars commercial agreement with Samsung Bioepis and our partner's 50% share of the co-promotion profits or losses in the E.U. and Canada related to our collaboration agreement with AbbVie on the commercialization of ZINBRYTA.
For the three and six months ended June 30, 2018, we recognized net profit sharing expense of $39.7 million and $83.5 million, respectively, to reflect Samsung Bioepis's 50% sharing of the net collaboration profits, compared to $25.2 million and $46.0 million, respectively, in the prior year comparative periods. The increase in profit sharing expense for the comparative periods were primarily due to increased collaboration profits resulting from increased biosimilar sales.
For the three and six months ended June 30, 2018, we recognized net profit sharing income of $0.5 million and $1.8 million, respectively, to reflect AbbVie's 50% sharing of the net collaboration losses in the E.U. and Canada, compared to net profit sharing expense of $1.3 million in the prior year comparative periods to reflect AbbVie's 50% sharing of the net collaboration profits in the E.U. and Canada.
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
For the three and six months ended June 30, 2018, changes in the fair value of our contingent consideration obligations were primarily due to an increase in interest rates used to revalue our contingent consideration liabilities, the passage of time and a milestone payment.
For the three and six months ended June 30, 2017, changes in the fair value of our contingent consideration obligations were primarily due to an increase in the probability of achieving certain developmental milestones.

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
We recognized restructuring charges of $0.9 million in our condensed consolidated statements of income during the fourth quarter of 2017. These restructuring charges were primarily related to severance.
For the three and six months ended June 30, 2018, we recognized restructuring charges of $1.6 million and $3.2 million, respectively, in our condensed consolidated statements of income. These restructuring charges were primarily related to severance.
Charges incurred under this program have been substantially paid as of June 30, 2018.

Other Income (Expense), Net
For the three and six months ended June 30, 2018, compared to the same periods in 2017, the changes in other income (expense), net were primarily due to decreases in interest expense due to the redemption in November 2017 of our 6.875% Senior Notes due March 1, 2018, and increases in interest income resulting from higher interest rates, partially offset by increases in foreign currency exchanges losses. Other income (expense), net for the three and six months ended June 30, 2017, also reflects the recognition of an other than temporary impairment recorded on a strategic investment.
Effective January 1, 2018, other income (expense), net for the three and six months ended June 30, 2018, reflects the recognition of net gains (losses) recorded in relation to changes in the fair value of our strategic investments following our adoption of Accounting Standards Update (ASU) No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. Changes in the fair value of our strategic investments could have a significant impact on our results of operations in any given period.

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
For the three and six months ended June 30, 2018, compared to the same periods in 2017, the decreases in our effective tax rates were primarily due to the enactment of the 2017 Tax Act and lower 2018 estimated BPD fee expense, which is not tax deductible. The effects of an overall reduction in the federal statutory rate in the U.S. were partially offset by the elimination of the manufacturing deduction, the imposition of the new global intangible low-taxed income (GILTI) tax on international earnings, limits on the deductibility of certain benefits and executive compensation and a reduction in the tax benefit associated with the Orphan Drug Credit, all resulting from the 2017 Tax Act. The effective tax rate for the six months ended June 30, 2017, also reflected the impact of a favorable settlement related to a state tax matter in 2017.
For additional information on the 2017 Tax Act, our uncertain tax positions and income tax rate reconciliation for the three and six months ended June 30, 2018 and 2017, please read Note 15, Income Taxes, to our condensed consolidated financial statements included in this report.
Noncontrolling Interest
For the three and six months ended June 30, 2018, the change in net income (loss) attributable to noncontrolling interests, net of tax, was primarily related to a $50.0 million pre-tax upfront payment made to Neurimmune SubOne AG (Neurimmune) to further reduce the previously negotiated royalty rates payable on products developed under our amended collaboration and license agreement with Neurimmune, including on potential commercial sales of aducanumab, by an additional 5%. For additional information, please read Note 17, Investments in Variable Interest Entities, to our condensed consolidated financial statements included in this report.

Financial Condition, Liquidity and Capital Resources
Our financial condition is summarized as follows:

(In millions, except percentages)	As of June 30, 2018	As of December 31, 2017	Change %
Financial assets:
Cash and cash equivalents	$1,250.2	$1,573.8	(20.6)%
Marketable securities — current	1,974.0	2,115.2	(6.7)%
Marketable securities — non-current	1,160.2	3,057.3	(62.1)%
Total cash, cash equivalents and marketable securities	$4,384.4	$6,746.3	(35.0)%
Borrowings:
Current portion of notes payable	$—	$3.2	(100.0)%
Notes payable	5,928.4	5,935.0	(0.1)%
Total borrowings	$5,928.4	$5,938.2	(0.2)%
Working capital:
Current assets	$7,432.1	$7,873.3	(5.6)%
Current liabilities	(3,152.4)	(3,368.2)	(6.4)%
Total working capital	$4,279.7	$4,505.1	(5.0)%
For the six months ended June 30, 2018, certain significant cash flows were as follows:

•	$2.6 billion in net cash flows provided by operating activities, net of;

◦	$375.0 million upfront payment made to Ionis upon the closing of our new ten-year collaboration and a $162.1 million charge reflecting the premium paid for the purchase of Ionis' common stock; and

◦	$472.0 million in total payments for income taxes;

•	$3.0 billion used for share repurchases;

•	$900.0 million in contingent payments made to former shareholders of Fumapharm AG and holders of their rights;

•	$462.9 million payment made to Ionis reflecting the fair value of the common stock purchased upon the closing of our new ten-year collaboration;

•	$381.5 million used for purchases of property, plant and equipment; and

•	$85.0 million in upfront payments made for the BIIB100 and BIIB104 acquisitions.

For the six months ended June 30, 2017, certain significant cash flows were as follows:

•	$1.4 billion in net cash flows provided by operating activities, net of:

◦	$654.8 million in total payments for income taxes;

◦	$454.8 million payment made to Forward Pharma for the litigation settlement charge that was accrued as of December 31, 2016; and

◦	$300.0 million upfront payment to BMS;

•	$1.4 billion used for share repurchases;

•	$795.2 million payment made to Forward Pharma to license Forward Pharma's intellectual property, including Forward Pharma's intellectual property related to TECFIDERA;

•	$600.0 million in contingent payments made to former shareholders of Fumapharm AG and holders of their rights;

•	$407.7 million used for purchases of property, plant and equipment;

•	$302.7 million net cash contribution made in connection with the spin-off of our hemophilia business; and

•	$180.0 million in upfront and milestone payments made to Remedy and Ionis.

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
The 2017 Tax Act eliminated the deferral of U.S. income tax on the historical unrepatriated earnings by imposing a one-time mandatory deemed repatriation tax on accumulated foreign subsidiaries' previously untaxed foreign earnings (the Transition Toll Tax). The Transition Toll Tax was assessed on our share of our foreign corporations' accumulated foreign earnings that were not previously taxed.
At December 31, 2017, we considered none of our earnings to be permanently reinvested outside the U.S. and therefore recorded tax liabilities associated with an estimate of the total withholding taxes expected as a result of our repatriation of earnings. As a result, our estimate of the total withholding taxes may change as the amounts are finalized. As of June 30, 2018 and December 31, 2017, we have accrued income tax liabilities of $713.5 million and $989.6 million, respectively, under the Transition Toll Tax. Of the amounts accrued as of June 30, 2018, no amounts are expected to be paid within one year based on our interpretation of how current year payments are applied. The Transition Toll Tax will be paid in installments over an eight-year period, which started in 2018, and will not accrue interest.
After repatriating approximately $3.5 billion during the first quarter of 2018 as a result of the 2017 Tax Act, approximately 68% of our total cash, cash equivalents and marketable securities at the end of the quarter were held in the U.S.

For additional information on certain risks that could negatively impact our financial position or future results of operations, please read Item 1A. Risk Factors and Item 3. Quantitative and Qualitative Disclosures About Market Risk included in this report.
Share Repurchase Programs
In July 2016 our Board of Directors authorized a program to repurchase up to $5.0 billion of our common stock (2016 Share Repurchase Program), which was completed as of June 30, 2018. Under our 2016 Share Repurchase Program, we repurchased and retired 9.6 million and 10.5 million shares of our common stock at a cost of $2.75 billion and $3.0 billion during the three and six months ended June 30, 2018, respectively, and we repurchased and retired 2.9 million and 3.7 million shares of our common stock at a cost of $781.8 million and $1.0 billion during the three and six months ended June 30, 2017, respectively.
In February 2011 our Board of Directors authorized a program to repurchase up to 20.0 million shares of our common stock (2011 Share Repurchase Program). Shares repurchased under our 2011 Share Repurchase Program were principally used to offset common stock issuances under our share-based compensation programs. Our 2011 Share Repurchase Program was completed as of March 31, 2017. Under our 2011 Share Repurchase Program, we repurchased 1.3 million shares of our common stock at a cost of $365.4 million during the six months ended June 30, 2017.
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
As of June 30, 2018, we had cash, cash equivalents and marketable securities totaling approximately $4.4 billion compared to approximately $6.7 billion as of December 31, 2017. The net decrease in cash, cash equivalents and marketable securities at June 30, 2018 from December 31, 2017, was primarily due to cash used for share repurchases, payments made to Ionis upon the closing of our new ten-year collaboration, contingent payments made to former shareholders of Fumapharm AG and holders of their rights, net purchases of property, plant and equipment and the upfront payments made to Pfizer and Kayropharm upon the closings of the BIIB104 and BIIB100 acquisitions, respectively. This decrease was partially offset by cash flows from operations.
For additional information on our BIIB104 and BIIB100 acquisitions, please read Note 2, Acquisitions, to our condensed consolidated financial statements included in this report. For additional information on our new collaboration agreement with Ionis, please read Note 18, Collaborative and Other Relationships, to our condensed consolidated financial statements included in this report.
In addition, investments and other assets in our condensed consolidated balance sheet as of June 30, 2018, includes an asset of $462.9 million reflecting the fair value of our investment in Ionis' common stock, which is subject to certain holding period restrictions.
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

During the third quarter of 2015, we entered into a $1.0 billion, five-year senior unsecured revolving credit facility under which we are permitted to draw funds for working capital and general corporate purposes. The terms of the revolving credit facility include a financial covenant that requires us not to exceed a maximum consolidated leverage ratio. As of June 30, 2018, we had no outstanding borrowings and were in compliance with all covenants under this facility.
In connection with our 2006 distribution agreement with Fumedica AG, we issued notes totaling 61.4 million Swiss Francs that were payable to Fumedica AG in varying amounts from June 2008 through June 2018. In June 2018 we redeemed our remaining note payable to Fumedica AG, which had a carrying value of 3.1 million Swiss Francs ($3.2 million) as of December 31, 2017.
For a summary of the fair and carrying values of our outstanding borrowings as of June 30, 2018 and December 31, 2017, please read Note 7, Fair Value Measurements, to our condensed consolidated financial statements included in this report.
Working Capital
We define working capital as current assets less current liabilities. The change in working capital at June 30, 2018, from December 31, 2017, reflects a decrease in total current assets of approximately $441.2 million, partially offset by a decrease in total current liabilities of $215.8 million.
The net decrease in total current assets was primarily due to a net decrease in cash, cash equivalents and marketable securities, as described above, and a decrease in prepaid taxes, partially offset by an increase in accounts receivable, net related to our on-going operations.
The net decrease in current liabilities was due to a reduction in accrued expenses and other and a decrease in accounts payable, partially offset by an increase in taxes payable. The net decrease in accrued expenses and other was primarily related to a decrease in the accrual of contingent payments related to FUMADERM and TECFIDERA (together, the Fumapharm Products).
Cash Flows
The following table summarizes our cash flow activity:

	For the Six Months Ended June 30,
(In millions, except percentages)	2018	2017	% Change
Net cash flows provided by operating activities	$2,556.4	$1,404.4	82.0%
Net cash flows provided by (used in) investing activities	$198.1	$(946.7)	(120.9)%
Net cash flows used in financing activities	$(3,060.1)	$(1,652.4)	85.2%

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
For the six months ended June 30, 2018, compared to the same period in 2017, the increase in net cash flows provided by operating activities was primarily due to an increase in net income, a reduction in our prepaid income taxes and income taxes paid, a relative change in accounts receivable, net and the amounts received in June 2018 related to our resolution with Genentech, partially offset by the net comparative amounts paid in relation to the transactions described below.
The net cash flows provided by operating activities for the six months ended June 30, 2018, reflects the $375.0 million upfront payment made to Ionis upon the closing of our new ten-year collaboration and a $162.1 million charge reflecting the premium paid for the purchase of Ionis' common stock.
The net cash flows provided by operating activities for the six months ended June 30, 2017, reflects the $454.8 million payment made to Forward Pharma for the litigation settlement charge in the first quarter of 2017 that was accrued as of December 31, 2016, as well as the $300.0 million upfront payment made to BMS in the second quarter of 2017.
Investing Activities
For the six months ended June 30, 2018, compared to the same period in 2017, the increase in net cash flows provided by investing activities was primarily due to an increase in net proceeds of marketable securities and the $795.2 million payment made to license Forward Pharma's intellectual property, including Forward Pharma's intellectual property related to TECFIDERA, in the first quarter of 2017. This increase was partially offset by the $462.9 million payment made to Ionis reflecting the fair value of the common stock purchased upon the closing of our new ten-year collaboration and an increase in contingent payments made to former shareholders of Fumapharm AG and holders of their rights.
Financing Activities
For the six months ended June 30, 2018, compared to the same period in 2017, the increase in net cash flows used in financing activities was primarily due to an increase in cash used for share repurchases and the net distribution to noncontrolling interest reflecting the payment made to Neurimmune in exchange for a 5% reduction in royalty rates payable.
The net cash flows used in financial activities for the six months ended June 30, 2017, reflects the net cash contribution made in connection with the spin-off of our hemophilia business.
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
During the six months ended June 30, 2018, we paid $900.0 million in contingent payments as we reached the $15.0 billion and $16.0 billion cumulative sales levels related to the Fumapharm Products in the fourth quarter of 2017 and the $17.0 billion cumulative sales level related to the Fumapharm Products in the first quarter of 2018. We also accrued $300.0 million upon reaching $18.0 billion in total cumulative sales of Fumapharm Products in the second quarter of 2018.

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
Contingent Development, Regulatory and Commercial Milestone Payments
Based on our development plans as of June 30, 2018, we could make potential future milestone payments to third parties of up to approximately $4.9 billion, including approximately $0.6 billion in development milestones, approximately $1.7 billion in regulatory milestones and approximately $2.6 billion in commercial milestones, as part of our various collaborations, including licensing and development programs. Payments under these agreements generally become due and payable upon achievement of certain development, regulatory or commercial milestones. Because the achievement of these milestones was not considered probable as of June 30, 2018, such contingencies have not been recorded in our financial statements. Amounts related to contingent milestone payments are not considered contractual obligations as they are contingent on the successful achievement of certain development, regulatory approval and commercial milestones.
Provided various development, regulatory or commercial milestones are achieved, we anticipate that we may pay approximately $20.0 million of milestone payments during the remainder of 2018 in addition to the $4.0 million upfront payment to TMS for the exclusive option agreement granting us the option to acquire TMS-007 and backup compounds.

Other Funding Commitments
As of June 30, 2018, we have several on-going clinical studies in various clinical trial stages. Our most significant clinical trial expenditures are to contract research organizations (CROs). The contracts with CROs are generally cancellable, with notice, at our option. We recorded accrued expenses of approximately $45.0 million in our condensed consolidated balance sheet for expenditures incurred by CROs as of June 30, 2018. We have approximately $555.0 million in cancellable future commitments based on existing CRO contracts as of June 30, 2018.
In February 2012 we entered into a joint venture agreement with Samsung Biologics, establishing an entity, Samsung Bioepis, to develop, manufacture and market biosimilar pharmaceuticals. In June 2018 we exercised our option under the joint venture agreement to increase our ownership percentage to approximately 49.9%. The completion of this share purchase transaction is subject to certain regulatory closing conditions in multiple jurisdictions and is expected to close in the second half of 2018. Upon closing, we expect to pay approximately $700.0 million to Samsung Biologics. The exact share purchase price will depend on the timing of the closing and foreign currency exchange rates at that time.
Tax Related Obligations
We exclude liabilities pertaining to uncertain tax positions from our summary of contractual obligations as we cannot make a reliable estimate of the period of cash settlement with the respective taxing authorities. As of June 30, 2018, we have approximately $100.0 million of liabilities associated with uncertain tax positions.
As of June 30, 2018 and December 31, 2017, we have accrued income tax liabilities of $713.5 million and $989.6 million, respectively, under the Transition Toll Tax. Of the amounts accrued as of June 30, 2018, no amounts are expected to be paid within one year based upon our interpretation of how current year payments are applied. The Transition Toll Tax will be paid in installments over an eight-year period, which started in 2018, and will not accrue interest.

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
Critical Accounting Estimates
The preparation of our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. (U.S. GAAP), requires us to make estimates, judgments and assumptions that may affect the reported amounts of assets, liabilities, equity, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis we evaluate our estimates, judgments and methodologies. We base our estimates on historical experience and on various other assumptions that we believe are reasonable, the results of which form the basis for making judgments about the carrying values of assets, liabilities and equity and the amount of revenues and expenses. Actual results may differ from these estimates.
Investments, including Fair Value Measures
We invest in various types of securities, including short-term and long-term marketable securities, principally corporate notes, government securities including government sponsored enterprise mortgage-backed securities and credit card and auto loan asset-backed securities, in which our excess cash balances are invested. We also invest in equity securities of certain biotechnology companies and investments in venture capital funds where the underlying investments are in equity securities of certain biotechnology companies.
 In accordance with the accounting standard for fair value measurements, we have classified our financial assets as Level 1, 2 or 3 within the fair value hierarchy. Fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets that we have the ability to access. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates, yield curves, foreign currency spot rates and option pricing valuation models. Fair values determined by Level 3 inputs utilize unobservable data points for the asset.
 As noted in Note 7, Fair Value Measurements, to our condensed consolidated financial statements included in this report, a majority of our financial assets have been classified as Level 2. These assets have been initially valued at the transaction price and subsequently valued utilizing third-party pricing services or option pricing valuation models. The pricing services use many observable market inputs to determine value, including reportable trades, benchmark yields, credit spreads, broker/dealer quotes, bids, offers, current spot rates and other industry and economic events. We validate the prices provided by our third-party pricing services by understanding the models used, obtaining market values from other pricing sources and analyzing pricing data in certain instances. The option pricing valuation models use assumptions within the model including the term, stock price volatility, constant maturity risk free-interest rate and dividend yield.
Changes in our fair value measurements could have a significant impact on our results of operations in any given period.
Revenue Recognition
In May 2014 the Financial Accounting Standards Board (FASB) issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes all existing revenue recognition requirements, including most industry specific guidance. This new standard requires a company to recognize revenues when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services.
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
Under the new revenue standards, we recognize revenues when our customer obtains control of promised goods or services, in an amount that reflects the consideration which we expect to receive in exchange for those goods or services. We recognize revenues following the five step model prescribed under ASU 2014-09: (i) identify contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenues when (or as) we satisfy the performance obligation.
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
These reserves are based on estimates of the amounts earned or to be claimed on the related sales and are classified as reductions of accounts receivable (if the amount is payable to our customer) or a liability (if the amount is payable to a party other than our customer). Our estimates of reserves established for variable consideration are calculated based upon a consistent application of our methodology utilizing the expected value method. These estimates reflect our historical experience, current contractual and statutory requirements, specific known market events and trends, industry data and forecasted customer buying and payment patterns. The transaction price, which includes variable consideration reflecting the impact of discounts and allowances, may be subject to constraint and is included in the net sales price only to the extent that it is probable that a significant reversal of the amount of the cumulative revenues recognized will not occur in a future period. Actual amounts may ultimately differ from our estimates. If actual results vary, we adjust these estimates, which could have an effect on earnings in the period of adjustment.
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

Concentrations of Credit Risk
The majority of our accounts receivable arise from product sales and primarily represent amounts due from our wholesale and other third-party distributors, public hospitals, pharmacies and other government entities and have standard payment terms that generally require payment within 30 to 90 days.
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
We adopted this new standard on January 1, 2018, using the modified retrospective method, through a cumulative-effect adjustment to retained earnings as of that date. We will recognize incremental deferred income tax expense thereafter as these deferred tax assets and liabilities are utilized.
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
During the second quarter of 2018 the International Practices Task Force of the Center for Audit Quality has categorized Argentina as a country with a projected three-year cumulative inflation rate greater than 100%, which indicates that Argentina's economy is highly inflationary. This categorization is not expected to have a material impact to our results of operations or financial position.
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
The following quantitative information includes the impact of currency movements on forward contracts used in our revenue, operating expense and balance sheet hedging programs. As of June 30, 2018 and December 31, 2017, a hypothetical adverse 10% movement in foreign currency exchange rates compared to the U.S. dollar across all maturities would result in a hypothetical decrease in the fair value of forward contracts of approximately $233.0 million and $286.0 million, respectively. The estimated fair value change was determined by measuring the impact of the hypothetical exchange rate movement on outstanding forward contracts. Our use of this methodology to quantify the market risk of such instruments is subject to assumptions and actual impact could be significantly different. The quantitative information about market risk is limited because it does not take into account all foreign currency operating transactions.
Interest Rate Risk
Our investment portfolio includes cash equivalents and short-term investments. The fair value of our marketable securities is subject to change as a result of potential changes in market interest rates. The potential change in fair value for interest rate sensitive instruments has been assessed on a hypothetical 100 basis point adverse movement across all maturities. As of June 30, 2018 and December 31, 2017, we estimate that such hypothetical 100 basis point adverse movement would result in a hypothetical loss in fair value of approximately $16.0 million and $50.0 million, respectively, to our interest rate sensitive instruments. The fair values of our investments were determined using third-party pricing services or other market observable data.
To achieve a desired mix of fixed and floating interest rate debt, we entered into interest rate swap contracts during 2015 for certain of our fixed-rate debt. These derivative contracts effectively converted a fixed-rate interest coupon to a floating-rate LIBOR-based coupon over the life of the respective note. As of June 30, 2018 and December 31, 2017, a 100 basis-point adverse movement (increase in LIBOR) would increase annual interest expense by $6.8 million.
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
Our products are also susceptible to increasing competition in many markets from generics, biosimilars, prodrugs and other products approved under alternative regulatory pathways. Generic versions of drugs, biosimilars and other products approved under alternative regulatory pathways are likely to be sold at substantially lower prices than branded products. Accordingly, the introduction of such products, as well as other lower-priced competing products, significantly reduce both the price that we receive for such marketed products and the volume of products that we sell, which negatively impacts revenues.
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
We believe that our allowance for doubtful accounts was adequate as of June 30, 2018 and December 31, 2017. However, if significant changes occur in the availability of government funding or the reimbursement practices of these or other governments, we may not be able to collect on amounts due to us from customers in such countries and our results of operations could be adversely affected.

Item 4.    Controls and Procedures
Disclosure Controls and Procedures and Internal Control over Financial Reporting
Controls and Procedures
We have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of June 30, 2018. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that (a) the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and (b) such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II — OTHER INFORMATION
Item 1.    Legal Proceedings
Please refer to Note 19, Litigation, to our condensed consolidated financial statements included in this report, which is incorporated into this item by reference.
Item 1A.    Risk Factors
We are substantially dependent on revenues from our principal products.
Our current revenues depend upon continued sales of our principal products as well as the financial rights we have in our anti-CD20 therapeutic programs, and, unless we develop or acquire rights to new products and technologies, we will be substantially dependent on sales from our principal products and our financial rights in our anti-CD20 therapeutic programs for many years. Further, following the completion of the spin-off of our hemophilia business, our revenues are further reliant and concentrated on sales of our MS products in an increasingly competitive market, revenues from sales of our product for SMA and our financial rights in our anti-CD20 therapeutic programs. Any of the following negative developments relating to any of our principal products or any of the anti-CD20 therapeutic programs may adversely affect our revenues and results of operations or could cause a decline in our stock price:

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
SPINRAZA has been approved by, among others, the FDA, the European Commission and the Japanese Ministry of Health, Labor and Welfare, and is in the early stages of commercial launch in these and other markets. In addition to risks associated with new product launches and the other factors described in these “Risk Factors”, our ability to successfully commercialize SPINRAZA may be adversely affected due to:

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
Our products are also susceptible to increasing competition in many markets from generics, biosimilars, prodrugs and other products approved under alternative regulatory pathways. Generic versions of drugs, biosimilars, prodrugs and other products approved under alternative regulatory pathways are likely to be sold at substantially lower prices than branded products. Accordingly, the introduction of such products, as well as other lower-priced competing products, may significantly reduce both the price that we receive for such marketed products and the volume of products that we sell, which negatively impacts our revenues.

In the MS market, we face intense competition as the number of products and competitors continues to expand. Due to our significant reliance on sales of our MS products, including TECFIDERA, our business may be harmed if we are unable to successfully compete in the MS market. More specifically, our ability to compete, maintain and grow our share in the MS market may be adversely affected due to a number of factors, including:

•	the introduction of more efficacious, safer, less expensive or more convenient alternatives to our MS products, including our own products and products of our collaborators;

•
the introduction of lower-cost biosimilars, follow-on products, generic versions of branded MS products, prodrugs or products approved under other alternative regulatory pathways, or the off-label use by physicians of therapies indicated for other conditions to treat MS patients;

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
Payors, including managed care organizations, health insurers, pharmacy benefit managers, government health administration authorities, private health insurers and other organizations, increasingly seek ways to reduce their costs. Many payors continue to adopt benefit plan changes that shift a greater portion of prescription costs to patients. Such measures include more limited benefit plan designs, higher patient co-pay or co-insurance obligations and limitations on patients’ use of commercial manufacturer co-pay payment assistance programs (including through co-pay accumulator adjustment or maximization programs). Payors also increasingly seek price discounts or rebates in connection with the placement of our products on their formularies or those they manage and control costs by imposing restrictions on access to or usage of our products, such as by requiring prior authorization or step therapy. Significant consolidation in the health insurance industry has resulted in a few large insurers and pharmacy benefit managers exerting greater pressure in pricing and usage negotiations with drug manufacturers, significantly increasing discounts and rebates required of manufactures and limiting patient access and usage. Further consolidation among insurers, pharmacy benefit managers and other payors would increase the negotiating leverage such entities have over us and other drug manufacturers. Ultimately, additional discounts, rebates, coverage or plan changes, restrictions or exclusions as described above could have a material adverse effect on sales of our affected products.
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
Our success depends in part on our ability to obtain and defend patent and other intellectual property rights that are important to the commercialization of our products and product candidates. The degree of patent protection that will be afforded to our products and processes in the U.S. and in other important markets remains uncertain and is dependent upon the scope of protection decided upon by the patent offices, courts, administrative bodies and lawmakers in these countries. We may fail to successfully obtain or preserve patent protection for the technologies incorporated into our products and processes, or the protection we obtain may not be of sufficient breadth and degree to protect our commercial interests in all countries where we conduct business. If we cannot prevent others from exploiting our inventions, we will not derive the expected benefit from them. Furthermore, our products may be determined to infringe patents or other intellectual property rights held by third parties.
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
We have opened clinical sites and are enrolling patients in a number of countries where our experience is limited. In most cases, we use the services of third parties to carry out our clinical trial related activities and rely on such parties to accurately report their results. Our reliance on third parties for these activities may impact our ability to control the timing, conduct, expense and quality of our clinical trials. One CRO has responsibility for a substantial portion of our activities and reporting related to our clinical trials. If this CRO does not adequately perform, many of our trials may be affected. We may need to replace our CROs. Although we believe there are a number of other CROs we could engage to continue these activities, the replacement of an existing CRO may result in the delay of the affected trials or otherwise adversely affect our efforts to obtain regulatory approvals and commercialize our product candidates.
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

•
any failure on the part of our collaborators or other third parties to comply with applicable laws and regulatory requirements in the marketing, sale and maintenance of the marketing authorization of our products or to fulfill any responsibilities our collaborators or other third parties may have to protect and enforce any intellectual property rights underlying our products could have an adverse effect on our revenues as well as involve us in possible legal proceedings; and

•
any improper conduct or actions on the part of our collaborators or other third parties could subject us to civil or criminal investigations, and monetary and injunctive penalties, and could adversely impact our ability to conduct business, our operating results and reputation.

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

•
requirements that provide for increased transparency of clinical trial results and quality data, such as the EMA's clinical transparency policy, which could impact our ability to protect trade secrets and competitively-sensitive information contained in approval applications or could be misinterpreted leading to reputational damage, misperception or legal action, which could harm our business; and

•
changes in FDA and foreign regulations that may require additional safety monitoring, labeling changes, restrictions on product distribution or use or other measures after the introduction of our products to market, which could increase our costs of doing business, adversely affect the future permitted uses of approved products or otherwise adversely affect the market for our products.

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
The 2017 Tax Act has resulted in significant changes to the U.S. corporate income tax system. These changes include a federal statutory rate reduction from 35% to 21%, the elimination or reduction of certain domestic deductions and credits and limitations on the deductibility of interest expense and executive compensation. The 2017 Tax Act also transitions international taxation from a worldwide system to a modified territorial system and includes base erosion prevention measures on non-U.S. earnings, which has the effect of subjecting certain earnings of our foreign subsidiaries to U.S. taxation as GILTI. These changes became effective in 2018.
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
From time to time our Board of Directors authorizes stock repurchase programs. The amount and timing of stock repurchases are subject to capital availability and our determination that stock repurchases are in the best interest of our shareholders and are in compliance with all respective laws and our agreements applicable to the repurchase of stock. Our ability to repurchase stock will depend upon, among other factors, our cash balances and potential future capital requirements for strategic transactions, our results of operations, our financial condition and other factors beyond our control that we may deem relevant. A reduction in, or the completion or expiration of, stock repurchase programs could have a negative effect on our stock price. We can provide no assurance that we will repurchase stock at favorable prices, if at all.
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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table summarizes our common stock repurchase activity under our 2016 Share Repurchase Program during the second quarter of 2018:

Period	Total Number of Shares Purchased (#)	Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Programs (#)	Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under Our Programs ($ in millions)
April 2018	658,041	$272.25	658,041	$2,570.9
May 2018	5,327,384	$277.48	5,327,384	$1,092.6
June 2018	3,642,173	$299.99	3,642,173	$—
Total	9,627,598	$285.64
In July 2016 our Board of Directors authorized a program to repurchase up to $5.0 billion of our common stock (2016 Share Repurchase Program), which was completed as of June 30, 2018. Under our 2016 Share Repurchase Program, we repurchased and retired 9.6 million and 10.5 million shares of our common stock at a cost of $2.75 billion and $3.0 billion during the three and six months ended June 30, 2018, respectively, and we repurchased and retired 2.9 million and 3.7 million shares of our common stock at a cost of $781.8 million and $1.0 billion during the three and six months ended June 30, 2017, respectively.
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

101++
The following materials from Biogen Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

+    Filed herewith

++    Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOGEN INC.

/s/ Jeffrey D. Capello
Jeffrey D. Capello
Executive Vice President,
Chief Financial Officer and
Chief Accounting Officer
(principal financial officer)
July 24, 2018