Form 10-Q
period 2019-06-30
BIOGEN INC.
filed 2019-07-24
CIK 875045

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 0-19311
BIOGEN INC.
(Exact name of registrant as specified in its charter)

Delaware	33-0112644
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
225 Binney Street, Cambridge, MA 02142
(617) 679-2000
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0005 par value	BIIB	The	Nasdaq Global Select Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the issuer’s Common Stock, $0.0005 par value, outstanding as of July 19, 2019, was 184,447,218 shares.

BIOGEN INC.
FORM 10-Q — Quarterly Report
For the Quarterly Period Ended June 30, 2019

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

•	our plans and investments in our core and emerging growth areas, as well as implementation of our corporate strategy;

•
the drivers for growing our business, including our plans and intention to commit resources relating to research and development programs and business development opportunities, as well as the potential benefits and results of, and the anticipated timing to complete, certain business development transactions, including divestitures;

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

•	the impact of the continued uncertainty of the credit and economic conditions in certain countries in Europe and our collection of accounts receivable in such countries;

•	the potential impact on our results of operations and liquidity of the United Kingdom's (U.K.) intent to voluntarily depart from the European Union (E.U.);

•	lease commitments, purchase obligations and the timing and satisfaction of other contractual obligations; and

•	the impact of new laws, including the Swiss Federal Act on Tax Reform and AHV Financing, regulatory requirements, judicial decisions and accounting standards.

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

PART I FINANCIAL INFORMATION

BIOGEN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited, in millions, except per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Revenues:
Product, net	$2,880.3	$2,757.5	$5,560.3	$5,281.0
Revenues from anti-CD20 therapeutic programs	576.4	490.4	1,093.8	933.6
Other	160.0	108.6	452.4	273.0
Total revenues	3,616.7	3,356.5	7,106.5	6,487.6
Cost and expenses:
Cost of sales, excluding amortization and impairment of acquired intangible assets	476.3	421.0	1,078.3	867.0
Research and development	484.8	981.0	1,048.5	1,477.7
Selling, general and administrative	587.6	516.2	1,155.3	1,017.5
Amortization and impairment of acquired intangible assets	70.1	107.4	138.3	211.3
Collaboration profit (loss) sharing	63.5	39.2	121.6	81.7
Loss on assets and liabilities held for sale	(2.3)	—	113.2	—
(Gain) loss on fair value remeasurement of contingent consideration	(20.0)	1.9	(8.5)	(3.7)
Restructuring charges	0.8	1.6	1.2	3.2
Acquired in-process research and development	—	75.0	—	85.0
Total cost and expenses	1,660.8	2,143.3	3,647.9	3,739.7
Income from operations	1,955.9	1,213.2	3,458.6	2,747.9
Other income (expense), net	(197.4)	(34.5)	159.9	(75.5)
Income before income tax expense and equity in loss of investee, net of tax	1,758.5	1,178.7	3,618.5	2,672.4
Income tax expense	248.1	263.7	670.6	586.2
Equity in loss of investee, net of tax	16.3	—	45.0	—
Net income	1,494.1	915.0	2,902.9	2,086.2
Net income (loss) attributable to noncontrolling interests, net of tax	—	48.4	—	46.7
Net income attributable to Biogen Inc.	$1,494.1	$866.6	$2,902.9	$2,039.5

Net income per share:
Basic earnings per share attributable to Biogen Inc.	$7.85	$4.18	$15.01	$9.75
Diluted earnings per share attributable to Biogen Inc.	$7.85	$4.18	$14.99	$9.73

Weighted-average shares used in calculating:
Basic earnings per share attributable to Biogen Inc.	190.3	207.1	193.4	209.2
Diluted earnings per share attributable to Biogen Inc.	190.4	207.3	193.7	209.5

See accompanying notes to these unaudited condensed consolidated financial statements.

BIOGEN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in millions)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Net income attributable to Biogen Inc.	$1,494.1	$866.6	$2,902.9	$2,039.5
Other comprehensive income:
Unrealized gains (losses) on securities available for sale, net of tax	3.3	0.6	10.2	(1.6)
Unrealized gains (losses) on cash flow hedges, net of tax	(37.9)	132.8	(21.0)	103.8
Gains (losses) on net investment hedges	11.7	—	25.7	—
Unrealized gains (losses) on pension benefit obligation, net of tax	0.1	0.9	0.7	0.4
Currency translation adjustment	(10.3)	(92.0)	(28.1)	(47.3)
Total other comprehensive income (loss), net of tax	(33.1)	42.3	(12.5)	55.3
Comprehensive income attributable to Biogen Inc.	1,461.0	908.9	2,890.4	2,094.8
Comprehensive income (loss) attributable to noncontrolling interests, net of tax	(0.4)	48.4	(0.4)	46.7
Comprehensive income	$1,460.6	$957.3	$2,890.0	$2,141.5

See accompanying notes to these unaudited condensed consolidated financial statements.

BIOGEN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in millions, except per share amounts)

	As of June 30, 2019	As of December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$1,723.4	$1,224.6
Marketable securities	1,228.8	2,313.4
Accounts receivable, net	1,959.6	1,958.5
Due from anti-CD20 therapeutic programs	557.5	526.9
Inventory	776.7	929.9
Assets held for sale	683.4	—
Other current assets	980.4	687.6
Total current assets	7,909.8	7,640.9
Marketable securities	1,309.3	1,375.9
Property, plant and equipment, net	3,077.5	3,601.2
Operating lease assets	434.4	—
Intangible assets, net	3,681.3	3,120.0
Goodwill	5,749.2	5,706.4
Deferred tax asset	2,820.1	2,153.9
Investments and other assets	1,306.0	1,690.6
Total assets	$26,287.6	$25,288.9
LIABILITIES AND EQUITY
Current liabilities:
Taxes payable	427.2	63.5
Accounts payable	377.1	370.5
Liabilities held for sale	88.6	—
Accrued expenses and other	2,318.0	2,861.2
Total current liabilities	3,210.9	3,295.2
Notes payable	5,948.5	5,936.5
Deferred tax liability	2,400.6	1,636.2
Long-term operating lease liabilities	423.0	—
Other long-term liabilities	1,355.8	1,389.4
Total liabilities	13,338.8	12,257.3
Commitments and contingencies
Equity:
Biogen Inc. shareholders’ equity:
Preferred stock, par value $0.001 per share	—	—
Common stock, par value $0.0005 per share	0.1	0.1
Additional paid-in capital	—	—
Accumulated other comprehensive loss	(252.9)	(240.4)
Retained earnings	16,182.8	16,257.0
Treasury stock, at cost	(2,977.1)	(2,977.1)
Total Biogen Inc. shareholders’ equity	12,952.9	13,039.6
Noncontrolling interests	(4.1)	(8.0)
Total equity	12,948.8	13,031.6
Total liabilities and equity	$26,287.6	$25,288.9
See accompanying notes to these unaudited condensed consolidated financial statements.

BIOGEN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in millions)

	For the Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net income	$2,902.9	$2,086.2
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation, amortization and impairments	238.1	340.4
Acquired in-process research and development	—	85.0
Share-based compensation	98.0	81.7
Contingent consideration	(8.5)	(3.7)
Loss on assets and liabilities held for sale	113.2	—
Deferred income taxes	71.6	(57.4)
Unrealized (gain) loss on strategic investments	(199.2)	1.0
Other	91.1	45.1
Changes in operating assets and liabilities, net:
Accounts receivable	(2.9)	(187.2)
Inventory	108.7	(40.1)
Accrued expenses and other current liabilities	(216.1)	13.3
Income tax assets and liabilities	306.9	183.4
Other changes in operating assets and liabilities, net	(80.3)	8.7
Net cash flows provided by operating activities	3,423.5	2,556.4
Cash flows from investing activities:
Proceeds from sales and maturities of marketable securities	3,255.8	6,802.7
Purchases of marketable securities	(2,075.1)	(4,774.3)
Contingent consideration paid related to Fumapharm AG acquisition	(300.0)	(900.0)
Acquisition of Nightstar Therapeutics plc, net of cash acquired	(744.4)	—
Purchases of property, plant and equipment	(314.0)	(381.5)
Acquired in-process research and development	—	(85.0)
Acquisitions of intangible assets	—	(3.0)
Purchase of Ionis Pharmaceuticals, Inc. stock	—	(462.9)
Proceeds from sales of strategic investments	309.7	—
Other	(4.0)	2.1
Net cash flows provided by investing activities	128.0	198.1
Cash flows from financing activities:
Purchases of treasury stock	(3,057.3)	(3,000.0)
Payments related to issuance of stock for share-based compensation arrangements, net	(23.6)	(14.3)
Net distribution to noncontrolling interest	4.3	(38.9)
Other	21.6	(6.9)
Net cash flows used in financing activities	(3,055.0)	(3,060.1)
Net increase (decrease) in cash and cash equivalents	496.5	(305.6)
Effect of exchange rate changes on cash and cash equivalents	2.3	(18.0)
Cash and cash equivalents, beginning of the period	1,224.6	1,573.8
Cash and cash equivalents, end of the period	$1,723.4	$1,250.2

See accompanying notes to these unaudited condensed consolidated financial statements.

BIOGEN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited, in millions)

	Preferred stock		Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings	Treasury stock		Total Biogen Inc. shareholders’ equity	Noncontrolling interests	Total equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance, March 31, 2019	—	$—	219.0	$0.1	$—	$(219.8)	$17,026.7	(23.8)	$(2,977.1)	$13,829.9	$(7.9)	$13,822.0
Net income							1,494.1			1,494.1	—	1,494.1
Other comprehensive income (loss), net of tax						(33.1)				(33.1)	(0.4)	(33.5)
Capital contribution by noncontrolling interest										—	4.2	4.2
Repurchase of common stock pursuant to the 2019 Share Repurchase Program, at cost								(3.9)	(909.9)	(909.9)		(909.9)
Retirement of common stock pursuant to the 2019 Share Repurchase Program, at cost			(3.9)	—	(19.7)		(890.2)	3.9	909.9	—		—
Repurchase of common stock pursuant to the 2018 Share Repurchase Program, at cost								(6.5)	(1,491.6)	(1,491.6)		(1,491.6)
Retirement of common stock pursuant to the 2018 Share Repurchase Program, at cost			(6.5)	—	(44.9)		(1,446.7)	6.5	1,491.6	—		—
Issuance of common stock under stock option and stock purchase plans			—	—	9.6					9.6		9.6
Issuance of common stock under stock award plan			—	—	—		(1.1)			(1.1)		(1.1)
Compensation related to share-based payments					55.0					55.0		55.0
Balance, June 30, 2019	—	$—	208.6	$0.1	$—	$(252.9)	$16,182.8	(23.8)	$(2,977.1)	$12,952.9	$(4.1)	$12,948.8

See accompanying notes to these unaudited condensed consolidated financial statements.

BIOGEN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY - (Continued)
(unaudited, in millions)

	Preferred stock		Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings	Treasury stock		Total Biogen Inc. shareholders’ equity	Noncontrolling interests	Total equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance, December 31, 2018	—	$—	221.0	$0.1	$—	$(240.4)	$16,257.0	(23.8)	$(2,977.1)	$13,039.6	$(8.0)	$13,031.6
Net income							2,902.9			2,902.9	—	2,902.9
Other comprehensive income (loss), net of tax						(12.5)				(12.5)	(0.4)	(12.9)
Capital contribution by noncontrolling interest										—	4.3	4.3
Repurchase of common stock pursuant to the 2019 Share Repurchase Program, at cost								(3.9)	(909.9)	(909.9)		(909.9)
Retirement of common stock pursuant to the 2019 Share Repurchase Program, at cost			(3.9)	—	(19.7)		(890.2)	3.9	909.9	—		—
Repurchase of common stock pursuant to the 2018 Share Repurchase Program, at cost								(8.9)	(2,147.4)	(2,147.4)		(2,147.4)
Retirement of common stock pursuant to the 2018 Share Repurchase Program, at cost			(8.9)	—	(110.5)		(2,036.9)	8.9	2,147.4	—		—
Issuance of common stock under stock option and stock purchase plans			0.1	—	26.2					26.2		26.2
Issuance of common stock under stock award plan			0.3	—	—		(50.0)			(50.0)		(50.0)
Compensation related to share-based payments					104.0					104.0		104.0
Balance, June 30, 2019	—	$—	208.6	$0.1	$—	$(252.9)	$16,182.8	(23.8)	$(2,977.1)	$12,952.9	$(4.1)	$12,948.8

See accompanying notes to these unaudited condensed consolidated financial statements.

BIOGEN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY - (Continued)
(unaudited, in millions)

	Preferred stock		Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings	Treasury stock		Total Biogen Inc. shareholders’ equity	Noncontrolling interests	Total equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance, March 31, 2018	—	$—	211.0	$0.1	$—	$(303.9)	$17,334.6	(23.8)	$(2,977.1)	$14,053.7	$(16.2)	$14,037.5
Net income							866.6			866.6	48.4	915.0
Other comprehensive income (loss), net of tax						42.3				42.3	(0.5)	41.8
Capital contribution by noncontrolling interest										—	11.1	11.1
Distribution to noncontrolling interest										—	(50.0)	(50.0)
Repurchase of common stock pursuant to the 2016 Share Repurchase Program, at cost								(9.6)	(2,750.0)	(2,750.0)		(2,750.0)
Retirement of common stock pursuant to the 2016 Share Repurchase Program, at cost			(9.6)	—	(48.3)		(2,701.7)	9.6	2,750.0	—		—
Issuance of common stock under stock option and stock purchase plans			—	—	8.4					8.4		8.4
Issuance of common stock under stock award plan			—	—	(1.5)					(1.5)		(1.5)
Compensation related to share-based payments					41.4					41.4		41.4
Balance, June 30, 2018	—	$—	201.4	$0.1	$—	$(261.6)	$15,499.5	(23.8)	$(2,977.1)	$12,260.9	$(7.2)	$12,253.7

See accompanying notes to these unaudited condensed consolidated financial statements.

BIOGEN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY - (Continued)
(unaudited, in millions)

	Preferred stock		Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings	Treasury stock		Total Biogen Inc. shareholders’ equity	Noncontrolling interests	Total equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance, December 31, 2017	—	$—	211.5	$0.1	$97.8	$(318.4)	$15,810.4	(23.8)	$(2,977.1)	$12,612.8	$(14.7)	$12,598.1
Net income							2,039.5			2,039.5	46.7	2,086.2
Other comprehensive income (loss), net of tax						55.3				55.3	(0.3)	55.0
Capital contribution by noncontrolling interest										—	11.1	11.1
Distribution to noncontrolling interest										—	(50.0)	(50.0)
Repurchase of common stock pursuant to the 2016 Share Repurchase Program, at cost								(10.5)	(3,000.0)	(3,000.0)		(3,000.0)
Retirement of common stock pursuant to the 2016 Share Repurchase Program, at cost			(10.5)	—	(171.2)		(2,828.8)	10.5	3,000.0	—		—
Issuance of common stock under stock option and stock purchase plans			0.1	—	24.6					24.6		24.6
Issuance of common stock under stock award plan			0.3	—	(38.8)					(38.8)		(38.8)
Compensation related to share-based payments					87.6					87.6		87.6
Adoption of new accounting guidance						1.5	478.4			479.9		479.9
Balance, June 30, 2018	—	$—	201.4	$0.1	$—	$(261.6)	$15,499.5	(23.8)	$(2,977.1)	$12,260.9	$(7.2)	$12,253.7

See accompanying notes to these unaudited condensed consolidated financial statements.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.    Summary of Significant Accounting Policies
References in these notes to "Biogen," the "company," "we," "us" and "our" refer to Biogen Inc. and its consolidated subsidiaries.
Business Overview
Biogen is a global biopharmaceutical company focused on discovering, developing and delivering worldwide innovative therapies for people living with serious neurological and neurodegenerative diseases as well as related therapeutic adjacencies. Our core growth areas include multiple sclerosis (MS) and neuroimmunology, neuromuscular disorders, including spinal muscular atrophy (SMA) and amyotrophic lateral sclerosis (ALS), movement disorders, including Parkinson's disease and progressive supranuclear palsy, Alzheimer's disease (AD) and dementia and ophthalmology. We are also focused on discovering, developing and delivering worldwide innovative therapies in our emerging growth areas of immunology, neurocognitive disorders, acute neurology and pain. In addition, we commercialize biosimilars of advanced biologics. We support our drug discovery and development efforts through the commitment of significant resources to discovery, research and development programs and business development opportunities.
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
Our innovative drug development and commercialization activities are complemented by our biosimilar products that expand access to medicines and reduce the cost burden for healthcare systems. Through Samsung Bioepis Co., Ltd. (Samsung Bioepis), our joint venture with Samsung BioLogics Co., Ltd. (Samsung BioLogics), we market and sell BENEPALI, an etanercept biosimilar referencing ENBREL, IMRALDI, an adalimumab biosimilar referencing HUMIRA, and FLIXABI, an infliximab biosimilar referencing REMICADE, in the European Union (E.U.). For additional information on our collaboration arrangement with Samsung Bioepis, please read Note 17, Collaborative and Other Relationships, to these unaudited condensed consolidated financial statements (condensed consolidated financial statements).
Basis of Presentation
In the opinion of management, our condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of our financial statements for interim periods in accordance with accounting principles generally accepted in the United States (U.S. GAAP). The information included in this quarterly report on Form 10-Q should be read in conjunction with our audited consolidated financial statements and the accompanying notes included in our 2018 Form 10-K. Our accounting policies are described in the “Notes to Consolidated Financial Statements” in our 2018 Form 10-K and updated, as necessary, in this report. The year-end condensed consolidated balance sheet data presented for comparative purposes was derived from our audited financial statements but does not include all disclosures required by U.S. GAAP. The results of operations for the three and six months ended June 30, 2019, are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.
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
Assets and Liabilities Held For Sale
Upon determining that a long-lived asset or disposal group meets the criteria to be classified as held for sale, we cease depreciation and separately present such assets and liabilities of the disposal group in our condensed consolidated balance sheet. We initially measure a long-lived asset or disposal group that is classified as held for sale at the lower of its carrying value or fair value less any costs to sell. Any loss resulting from this measurement is recognized in the period in which the held for sale criteria are met. Conversely, gains are not recognized on the sale of a long-lived asset or disposal group until the date of sale. We assess the fair value of a long-lived asset or disposal group less any costs to sell each reporting period it remains classified as held for sale and recognize any subsequent changes as an adjustment to the carrying value of the asset or disposal group, as long as the remeasured carrying value does not exceed the carrying value less costs to sell of the asset or disposal group at the time it was initially classified as held for sale.
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
Credit Losses
In June 2016 the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The FASB has subsequently issued amendments to ASU 2016-13, which have the same effective date and transition date of January 1, 2020. These standards require that credit losses be reported using an expected losses model rather than the incurred losses model that is currently used, and establishes additional disclosures related to credit risks. For available-for-sale debt securities with unrealized losses, these standards now require allowances to be recorded instead of reducing the amortized cost of the investment. These standards limit the amount of credit losses to be recognized for available-for-sale debt securities to the amount by which carrying value exceeds fair value and requires the reversal of previously recognized credit losses if fair value increases.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

Based on the composition of our investment portfolio and other financial assets, current market conditions and historical credit loss activity, the adoption of these standards is not expected to have a material impact on our consolidated financial position and results of operations and related disclosures.
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

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

2.        Acquisitions
Acquisition of Nightstar Therapeutics plc
On June 7, 2019, we completed our acquisition of all of the outstanding shares of Nightstar Therapeutics plc (NST), a clinical-stage gene therapy company focused on adeno-associated virus treatments for inherited retinal disorders. As a result of this acquisition, we added two mid-to late-stage clinical assets, as well as preclinical programs, in ophthalmology. These assets include BIIB111 (formerly known as NSR-REP1), which is in Phase 3 development for the potential treatment of choroideremia, a rare, degenerative, X-linked inherited retinal disorder that leads to blindness and has no approved treatments, and BIIB112 (formerly known as NSR-RPGR), which is in Phase 2/3 development for the potential treatment of X-linked retinitis pigmentosa, which is a rare inherited retinal disease with no approved treatments.
Under the terms of this acquisition, we paid NST shareholders $25.50 in cash for each issued and outstanding NST share, which totaled $847.6 million. In addition, we paid $4.6 million in cash for equity compensation, which is attributable to pre-combination services and is reflected as a component of the total purchase price paid. The fair value of equity compensation attributable to the post-combination service period was $26.2 million, of which $18.4 million was recognized as a charge to selling, general and administrative expense with the remaining $7.8 million as a charge to research and development expense in our condensed consolidated statements of income. These amounts were associated with the accelerated vesting of stock options previously granted to NST employees and were fully paid in cash as of June 30, 2019. We funded this acquisition through available cash and accounted for it as an acquisition of a business.
The following table summarizes the estimated fair values of the separately identifiable assets acquired and liabilities assumed as of June 7, 2019:

(In millions)
Cash and cash equivalents	$107.8
Marketable securities	7.5
In-process research and development intangible assets	700.0
Goodwill	112.6
Deferred tax liability	(77.0)
Other, net	1.3
Total purchase price	$852.2

Our estimate of the fair value of the in-process research and development (IPR&D) programs acquired was determined through a probability adjusted discounted cash flow analysis utilizing a discount rate of 12.5%. This valuation was primarily driven by the value associated with BIIB111. The fair value associated with BIIB111 was $480.0 million. We have recorded an additional IPR&D asset related to BIIB112 of $220.0 million. Some of the more significant assumptions utilized in our asset valuations included the estimated net cash flows for each year for each asset or product, including net revenues, cost of sales, research and development and other operating expenses, the potential regulatory and commercial success risks, competitive trends impacting the asset and each cash flow stream as well as other factors. These fair value measurements were based on significant inputs not observable in the market and thus represent Level 3 fair value measurements.
We have recognized goodwill in relation to the fair value associated with NST workforce's expertise and early research in retinal disorders. We also recognized goodwill in relation to the establishment of a deferred tax liability for the acquired IPR&D intangible assets, which have no tax basis. This deferred tax liability is net of the related impacts on the deferred taxes for global intangible low-taxed income (GILTI). Goodwill that is tax deductible for GILTI purposes is approximately $35.0 million.
Pro forma results of operations as a result of this acquisition have not been presented as this acquisition is not material to our condensed consolidated statements of income. Subsequent to the acquisition date, our results of operations include the results of operations of NST.
Our preliminary estimate of the fair value of the specifically identifiable assets acquired and liabilities assumed as of the date of acquisition is subject to the finalization of management’s analysis related to certain matters, such

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

as finalizing our assessment of the IPR&D programs acquired and preparing and submitting certain income tax and non-income tax filings and returns. The final determination of these fair values will be completed as additional information becomes available but no later than one year from the acquisition date. Although the final determination may result in asset and liability fair values that are different than the preliminary estimates of these amounts included herein, it is not expected that those differences will be material to our financial position.
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
In February 2019 the assets and liabilities related to our Hillerød, Denmark manufacturing operations met the criteria to be classified as held for sale. The following table presents information related to the carrying value of the major classes of assets and liabilities that were reclassified as held for sale in our condensed consolidated balance sheets:

(In millions)	As of June 30, 2019
Assets:
Inventory	$20.6
Property, plant and equipment, net	641.9
Operating lease assets	2.2
Goodwill	69.5
Other assets	62.4
Valuation allowance on disposal group on assets held for sale	(113.2)
Assets held for sale	$683.4

Liabilities:
Accrued expenses and other liabilities	$33.4
Long-term operating lease liabilities	1.4
Deferred tax liability	53.8
Liabilities held for sale	$88.6

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

For the six months ended June 30, 2019, we recorded a loss of approximately $174.5 million in our condensed consolidated statements of income. This estimated loss includes a pre-tax loss of $113.2 million, which reflects a $2.3 million decrease to our original estimate as of March 31, 2019, reflecting our current estimated fair value of the assets and liabilities held for sale, adjusting for our expected costs to sell our Hillerød, Denmark manufacturing operations of approximately $10.0 million and our estimate of the fair value of an adverse commitment of approximately $120.0 million associated with the guarantee of future minimum batch production at the Hillerød facility. The value of this adverse commitment was determined using a probability-weighted estimate of future manufacturing activity. In addition, we recorded a tax expense of $61.3 million related to the proposed transaction. Our total estimated loss is based on current exchange rates and business conditions, and any changes to these factors through the closing date of the transaction will result in adjustments to the carrying values of the related assets and liabilities as well as a corresponding adjustment to the loss amount recognized on the sale.
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
The proposed transaction remains subject to certain closing conditions. We expect to complete the proposed transaction in the third quarter of 2019.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

4.    Revenues
Product Revenues
Revenues by product are summarized as follows:

	For the Three Months Ended June 30,
(In millions)	2019			2018
	United States	Rest of World	Total	United States	Rest of World	Total
Multiple Sclerosis (MS):
TECFIDERA	$869.8	$280.4	$1,150.2	$825.8	$261.0	$1,086.8
Interferon*	379.7	174.7	554.4	444.7	180.8	625.5
TYSABRI	264.3	211.0	475.3	265.5	201.7	467.2
FAMPYRA	—	24.1	24.1	—	23.0	23.0
Subtotal: MS product revenues	1,513.8	690.2	2,204.0	1,536.0	666.5	2,202.5

Spinal Muscular Atrophy:
SPINRAZA	230.6	257.6	488.2	205.9	216.8	422.7

Biosimilars:
BENEPALI	—	120.3	120.3	—	115.6	115.6
IMRALDI	—	47.3	47.3	—	—	—
FLIXABI	—	16.8	16.8	—	11.2	11.2
Subtotal: Biosimilar product revenues	—	184.4	184.4	—	126.8	126.8

Other:
FUMADERM	—	3.7	3.7	—	5.5	5.5
Total product revenues	$1,744.4	$1,135.9	$2,880.3	$1,741.9	$1,015.6	$2,757.5
*Interferon includes AVONEX and PLEGRIDY.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

	For the Six Months Ended June 30,
(In millions)	2019			2018
	United States	Rest of World	Total	United States	Rest of World	Total
Multiple Sclerosis (MS):
TECFIDERA	$1,587.5	$561.5	$2,149.0	$1,554.7	$519.0	$2,073.7
Interferon*	707.0	348.3	1,055.3	816.0	359.8	1,175.8
TYSABRI	509.3	426.4	935.7	515.2	414.1	929.3
FAMPYRA	—	47.0	47.0	—	47.4	47.4
ZINBRYTA	—	—	—	—	1.4	1.4
Subtotal: MS product revenues	2,803.8	1,383.2	4,187.0	2,885.9	1,341.7	4,227.6

Spinal Muscular Atrophy:
SPINRAZA	453.9	552.8	1,006.7	393.9	392.7	786.6

Biosimilars:
BENEPALI	—	244.3	244.3	—	236.5	236.5
IMRALDI	—	83.0	83.0	—	—	—
FLIXABI	—	31.5	31.5	—	17.8	17.8
Subtotal: Biosimilar product revenues	—	358.8	358.8	—	254.3	254.3

Other:
FUMADERM	—	7.8	7.8	—	12.5	12.5
Total product revenues	$3,257.7	$2,302.6	$5,560.3	$3,279.8	$2,001.2	$5,281.0

*Interferon includes AVONEX and PLEGRIDY.
We recognized revenues from two wholesalers accounting for 30.5% and 18.2% of gross product revenues for the three months ended June 30, 2019, and 30.9% and 16.3% of gross product revenues for the six months ended June 30, 2019.
We recognized revenues from two wholesalers accounting for 32.5% and 18.6% of gross product revenues for the three months ended June 30, 2018, and 33.2% and 17.3% of gross product revenues for the six months ended June 30, 2018.
An analysis of the change in reserves for discounts and allowances is summarized as follows:

(In millions)	Discounts	Contractual Adjustments	Returns	Total
Balance, as of December 31, 2018	$127.8	$888.8	$34.7	$1,051.3
Current provisions relating to sales in current year	308.8	1,391.0	10.6	1,710.4
Adjustments relating to prior years	(0.4)	(41.9)	(0.1)	(42.4)
Payments/credits relating to sales in current year	(189.6)	(827.6)	(0.6)	(1,017.8)
Payments/credits relating to sales in prior years	(121.9)	(505.2)	(11.9)	(639.0)
Balance, as of June 30, 2019	$124.7	$905.1	$32.7	$1,062.5

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

The total reserves above, which are included in our condensed consolidated balance sheets, are summarized as follows:

(In millions)	As of June 30, 2019	As of December 31, 2018
Reduction of accounts receivable, net	$199.0	$176.6
Component of accrued expenses and other	863.5	874.7
Total revenue-related reserves	$1,062.5	$1,051.3

Revenues from Anti-CD20 Therapeutic Programs
Revenues from anti-CD20 therapeutic programs are summarized as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In millions)	2019	2018	2019	2018
Biogen’s share of pre-tax profits in the U.S. for RITUXAN, RITUXAN HYCELA and GAZYVA	$377.2	$359.0	$768.0	$708.6
Other revenues from anti-CD20 therapeutic programs	199.2	131.4	325.8	225.0
Total revenues from anti-CD20 therapeutic programs	$576.4	$490.4	$1,093.8	$933.6

For additional information on our collaboration arrangements with Genentech, please read Note 19, Collaborative and Other Relationships, to our consolidated financial statements included in our 2018 Form 10-K.
Other Revenues
Other revenues are summarized as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In millions)	2019	2018	2019	2018
Revenues from collaborative and other relationships:
(Loss) profit earned under our 50% share of the co-promotion losses on ZINBRYTA in the U.S. with AbbVie	$(0.1)	$(2.5)	$(0.5)	$(7.2)
Revenues earned under our technical development agreement, manufacturing services agreements and royalty revenues on biosimilar products with Samsung Bioepis	52.2	14.7	77.0	32.6
Other royalty and corporate revenues:
Royalty	2.7	17.3	6.6	27.9
Other corporate	105.2	79.1	369.3	219.7
Total other revenues	$160.0	$108.6	$452.4	$273.0

Other corporate revenues primarily reflect amounts earned under contract manufacturing agreements with our strategic partners, including Bioverativ Inc. (Bioverativ). During the three and six months ended June 30, 2019, we recognized $34.5 million and $241.3 million, respectively, in revenues under the manufacturing and supply agreement with Bioverativ entered into in connection with the spin-off of our hemophilia business, compared to $47.6 million and $94.6 million, respectively, in the prior year comparative periods.
For additional information on our collaboration arrangement with Samsung Bioepis, please read Note 17, Collaborative and Other Relationships, to these condensed consolidated financial statements. For additional information on our collaboration arrangement with AbbVie Inc., please read Note 19, Collaborative and Other Relationships, to our consolidated financial statements included in our 2018 Form 10-K. For additional information on our manufacturing and supply agreement with Bioverativ, please read Note 3, Hemophilia Spin-Off, to our consolidated financial statements included in our 2018 Form 10-K.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

5.    Inventory
The components of inventory are summarized as follows:

(In millions)	As of June 30, 2019	As of December 31, 2018
Raw materials	$205.0	$196.3
Work in process	427.6	606.7
Finished goods	144.1	133.5
Total inventory	$776.7	$936.5

Balance Sheet Classification:
Inventory	$776.7	$929.9
Investments and other assets	—	6.6
Total inventory	$776.7	$936.5

In the first quarter of 2019 we sold to Bioverativ most of the remaining hemophilia-related inventory on hand with a cost basis totaling $173.5 million pursuant to the terms of the manufacturing and supply agreement with Bioverativ entered into in connection with the spin-off of our hemophilia business.
Long-term inventory, which primarily consists of work in process, is included in investments and other assets in our condensed consolidated balance sheets.
Proposed Divestiture of Hillerød, Denmark Manufacturing Operations
In March 2019 we entered into a share purchase agreement with FUJIFILM under which FUJIFILM will acquire all of the outstanding shares of our subsidiary that owns our biologics manufacturing operations in Hillerød, Denmark. Upon closing of the proposed transaction, we expect to receive up to $890.0 million in cash, subject to certain working capital adjustments and other contractual terms. As a result, $20.6 million of work in process inventory was reclassified to assets held for sale in our condensed consolidated balance sheets as of June 30, 2019. Following the closing of the proposed transaction, the final purchase price will be adjusted by an amount equal to the difference between our current estimates of working capital and inventory balances that will be transferred to FUJIFILM and the amounts that are ultimately transferred. In addition, upon closing of the proposed transaction, we expect to separately sell certain raw materials remaining at the Hillerød facility to FUJIFILM at carrying value.
For additional information on the proposed divestiture of our Hillerød, Denmark manufacturing operations, please read Note 3, Divestitures, to these condensed consolidated financial statements.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

6.    Intangible Assets and Goodwill
Intangible Assets
Intangible assets, net of accumulated amortization, impairment charges and adjustments, are summarized as follows:

		As of June 30, 2019			As of December 31, 2018
(In millions)	Estimated Life	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Out-licensed patents	13-23 years	$543.3	$(542.4)	$0.9	$543.3	$(542.3)	$1.0
Developed technology	15-23 years	3,005.3	(2,754.1)	251.2	3,005.3	(2,734.8)	270.5
In-process research and development	Indefinite until commercialization	1,175.6	—	1,175.6	476.0	—	476.0
Trademarks and tradenames	Indefinite	64.0	—	64.0	64.0	—	64.0
Acquired and in-licensed rights and patents	4-18 years	3,638.7	(1,449.1)	2,189.6	3,638.7	(1,330.2)	2,308.5
Total intangible assets		$8,426.9	$(4,745.6)	$3,681.3	$7,727.3	$(4,607.3)	$3,120.0

For the three and six months ended June 30, 2019, amortization and impairment of acquired intangible assets totaled $70.1 million and $138.3 million, respectively, compared to $107.4 million and $211.3 million, respectively, in the prior year comparative periods. The decrease in amortization and impairment of acquired intangible assets was primarily due to a net overall decrease in our expected rate of amortization for acquired intangible assets. This decrease was primarily due to lower amortization subsequent to the impairment in the fourth quarter of 2018 of the U.S. license to Forward Pharma A/S' (Forward Pharma) intellectual property, including Forward Pharma's intellectual property related to TECFIDERA, and higher expected lifetime revenues of TYSABRI. For the three and six months ended June 30, 2019 and 2018, we had no impairment charges.
Developed Technology
Developed technology primarily relates to our AVONEX product, which was recorded in connection with the merger of Biogen, Inc. and IDEC Pharmaceuticals Corporation in 2003. The net book value of this asset as of June 30, 2019, was $246.6 million.
IPR&D
In connection with our acquisition of NST on June 7, 2019, we acquired IPR&D programs with an estimated fair value of $700.0 million. For additional information on our acquisition of NST, please read Note 2, Acquisitions, to these condensed consolidated financial statements.
Acquired and In-licensed Rights and Patents
Acquired and in-licensed rights and patents primarily relate to our acquisition of all remaining rights to TYSABRI from Elan Pharma International Ltd., an affiliate of Elan Corporation plc. Acquired and in-licensed rights and patents also includes our rest of world license to Forward Pharma's intellectual property, including Forward Pharma's intellectual property related to TECFIDERA, and other amounts related to our other marketed products and other programs acquired through business combinations. The net book value of the TYSABRI asset as of June 30, 2019, was $1,933.3 million and the net book value of the TECFIDERA asset as of June 30, 2019, was $55.2 million. For additional information on our TECFIDERA license rights, please read Note 7, Intangible Assets and Goodwill, to our consolidated financial statements included in our 2018 Form 10-K.
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

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

is also updated whenever events or changes in circumstances would significantly affect the anticipated lifetime revenues of any of these products. Impairments are recorded in the period in which they are incurred.
Our most recent long-range planning cycle was completed in the second quarter of 2019. Based upon this most recent analysis, the estimated future amortization of acquired intangible assets for the next five years is expected to be as follows:

(In millions)	As of June 30, 2019
2019 (remaining six months)	$130.0
2020	255.0
2021	215.0
2022	215.0
2023	220.0
2024	210.0

Goodwill
The following table provides a roll forward of the changes in our goodwill balance:

(In millions)	As of June 30, 2019
Goodwill, beginning of period	$5,706.4
Increase to goodwill	112.6
Reclassification of goodwill to assets held for sale	(69.5)
Other	(0.3)
Goodwill, end of period	$5,749.2

The increase in goodwill during the six months ended June 30, 2019, was related to our acquisition of NST. For additional information on our acquisition of NST, please read Note 2, Acquisitions, to these condensed consolidated financial statements.
The reclassification of goodwill to assets held for sale relates to an allocation based upon the relative fair value of the proposed divestiture of our Hillerød, Denmark manufacturing operations.
In connection with our Hillerød, Denmark manufacturing operations meeting the criteria to be classified as held for sale due to the proposed divestiture, goodwill was reviewed for impairment, and based upon this review, no impairments were recognized. As of June 30, 2019, we had no accumulated impairment losses related to goodwill.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

7.    Fair Value Measurements
The tables below present information about our assets and liabilities that are regularly measured and carried at fair value and indicate the level within the fair value hierarchy of the valuation techniques we utilized to determine such fair value:

As of June 30, 2019 (In millions)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$1,120.4	$—	$1,120.4	$—
Marketable debt securities:
Corporate debt securities	1,687.7	—	1,687.7	—
Government securities	604.4	—	604.4	—
Mortgage and other asset backed securities	246.0	—	246.0	—
Marketable equity securities	510.0	176.6	333.4	—
Derivative contracts	88.2	—	88.2	—
Plan assets for deferred compensation	29.5	—	29.5	—
Total	$4,286.2	$176.6	$4,109.6	$—
Liabilities:
Derivative contracts	$17.5	$—	$17.5	$—
Contingent consideration obligations	401.3	—	—	401.3
Total	$418.8	$—	$17.5	$401.3

As of December 31, 2018 (In millions)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$705.5	$—	$705.5	$—
Marketable debt securities:
Corporate debt securities	2,459.2	—	2,459.2	—
Government securities	969.6	—	969.6	—
Mortgage and other asset backed securities	260.5	—	260.5	—
Marketable equity securities	615.4	51.7	563.7	—
Derivative contracts	66.9	—	66.9	—
Plan assets for deferred compensation	25.4	—	25.4	—
Total	$5,102.5	$51.7	$5,050.8	$—
Liabilities:
Derivative contracts	$24.6	$—	$24.6	$—
Contingent consideration obligations	409.8	—	—	409.8
Total	$434.4	$—	$24.6	$409.8

There have been no impairments of our assets measured and carried at fair value during the three and six months ended June 30, 2019. In addition, there were no changes in valuation techniques or inputs utilized or transfers between fair value measurement levels during the three and six months ended June 30, 2019. The fair value of Level 2 instruments classified as cash equivalents, marketable debt securities and our marketable equity security investment in Ionis Pharmaceuticals, Inc. (Ionis) were determined through third-party pricing services or an option pricing valuation model. For additional information on our agreement with Ionis, please read Note 19, Collaborative and Other Relationships, to our consolidated financial statements included in our 2018 Form 10-K. For a description of our validation procedures related to prices provided by third-party pricing services and our option

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

pricing valuation model, please read Note 1, Summary of Significant Accounting Policies - Fair Value Measurements, to our consolidated financial statements included in our 2018 Form 10-K.
Debt Instruments
The fair and carrying values of our debt instruments, which are Level 2 liabilities, are summarized as follows:

	As of June 30, 2019		As of December 31, 2018
(In millions)	Fair Value	Carrying Value	Fair Value	Carrying Value
2.900% Senior Notes due September 15, 2020	$1,507.5	$1,491.1	$1,489.5	$1,480.8
3.625% Senior Notes due September 15, 2022	1,032.3	996.0	1,000.4	995.5
4.050% Senior Notes due September 15, 2025	1,867.4	1,738.7	1,745.1	1,737.8
5.200% Senior Notes due September 15, 2045	1,953.2	1,722.7	1,802.6	1,722.4
Total	$6,360.4	$5,948.5	$6,037.6	$5,936.5

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In millions)	2019	2018	2019	2018
Fair value, beginning of period	$421.3	$498.0	$409.8	$523.6
Changes in fair value	(20.0)	1.9	(8.5)	(3.7)
Payments	—	—	—	(20.0)
Fair value, end of period	$401.3	$499.9	$401.3	$499.9

As of June 30, 2019 and December 31, 2018, $255.1 million and $265.0 million, respectively, of the fair value of our total contingent consideration obligations was reflected as a component of other long-term liabilities in our condensed consolidated balance sheets with the remaining balance reflected as a component of accrued expenses and other.
For the three and six months ended June 30, 2019, changes in the fair value of our contingent consideration obligations were primarily due to changes in the probability and expected timing of achieving certain development milestones, partially offset by a decrease in interest rates used to revalue our contingent consideration liabilities and the passage of time.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

8.    Financial Instruments
The following table summarizes our financial assets with maturities of less than 90 days from the date of purchase included in cash and cash equivalents in our condensed consolidated balance sheets:

(In millions)	As of June 30, 2019	As of December 31, 2018
Commercial paper	$338.7	$231.2
Overnight reverse repurchase agreements	97.0	—
Money market funds	405.7	279.5
Short-term debt securities	279.0	194.8
Total	$1,120.4	$705.5

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
Our marketable equity securities gains (losses) are recorded in other income (expense), net in our condensed consolidated statements of income. The following tables summarize our marketable debt and equity securities:

As of June 30, 2019 (In millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities
Current	$933.4	$1.1	$—	$934.5
Non-current	748.9	4.4	(0.1)	753.2
Government securities
Current	293.6	0.4	—	294.0
Non-current	309.7	0.9	(0.2)	310.4
Mortgage and other asset backed securities
Current	0.3	—	—	0.3
Non-current	244.5	1.5	(0.3)	245.7
Total marketable debt securities	$2,530.4	$8.3	$(0.6)	$2,538.1
Marketable equity securities
Current	$117.9	$46.3	$—	$164.2
Non-current	111.4	247.9	(13.5)	345.8
Total marketable equity securities	$229.3	$294.2	$(13.5)	$510.0

As of December 31, 2018 (In millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities
Current	$1,608.4	$—	$(0.9)	$1,607.5
Non-current	854.9	0.7	(3.9)	851.7
Government securities
Current	706.1	0.1	(0.4)	705.8
Non-current	264.0	0.1	(0.3)	263.8
Mortgage and other asset backed securities
Current	0.1	—	—	0.1
Non-current	260.5	0.4	(0.5)	260.4
Total marketable debt securities	$3,694.0	$1.3	$(6.0)	$3,689.3
Marketable equity securities, non-current	$496.2	$127.7	$(8.5)	$615.4

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

Summary of Contractual Maturities: Available-for-Sale Securities
The estimated fair value and amortized cost of our marketable debt securities available-for-sale by contractual maturity are summarized as follows:

	As of June 30, 2019		As of December 31, 2018
(In millions)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$1,227.3	$1,228.8	$2,314.6	$2,313.4
Due after one year through five years	1,196.1	1,202.2	1,235.9	1,232.7
Due after five years	107.0	107.1	143.5	143.2
Total available-for-sale securities	$2,530.4	$2,538.1	$3,694.0	$3,689.3

The average maturity of our marketable debt securities available-for-sale as of June 30, 2019 and December 31, 2018, were approximately 14 months and 12 months, respectively.
Proceeds from Marketable Debt Securities
The proceeds from maturities and sales of marketable debt securities and resulting realized gains and losses are summarized as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In millions)	2019	2018	2019	2018
Proceeds from maturities and sales	$1,766.6	$2,733.7	$3,255.8	$6,802.7
Realized gains	$1.0	$0.8	$1.6	$2.6
Realized losses	$(0.3)	$(0.8)	$(0.6)	$(10.2)

Strategic Investments
As of June 30, 2019, our strategic investment portfolio was comprised of investments totaling $569.8 million, of which $164.2 million was reflected as a component of other current assets in our condensed consolidated balance sheet, with the remaining balance included in investments and other assets. As of December 31, 2018, our strategic investment portfolio was comprised of investments totaling $676.3 million, which is included in investments and other assets in our condensed consolidated balance sheet.
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
Our investments in equity securities include shares of Ionis common stock acquired in June 2018. This investment is classified as a Level 2 marketable security due to certain holding period restrictions and is remeasured each reporting period and carried at fair value. The effect of the holding period restrictions on our Ionis stock valuation are estimated using an option pricing valuation model. The most significant assumptions within the model are the term of the restrictions and the stock price volatility, which is based upon historical volatility of similar companies. We also use a constant maturity risk-free interest rate to match the remaining term of the restrictions on our investment in Ionis common stock and a dividend yield of zero based upon the fact that Ionis and similar companies generally have not historically granted cash dividends. The remainder of our investments in equity securities of certain publicly-traded biotechnology companies are regularly measured and carried at fair value and classified as Level 1.
The decrease in our strategic investment portfolio for the six months ended June 30, 2019, primarily reflects the sale of a portion of our investment in Ionis common stock for approximately $213.3 million as well as the sale of our investment in a non-marketable equity security, partially offset by an increase in the fair value of our remaining investment in Ionis common stock.
For additional information on our June 2018 investment in Ionis common stock, please read Note 19, Collaborative and Other Relationships, to our consolidated financial statements included in our 2018 Form 10-K.

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
Foreign currency forward contracts in effect as of June 30, 2019 and December 31, 2018, had durations of 1 to 18 months and 1 to 12 months, respectively. These contracts have been designated as cash flow hedges and unrealized gains or losses on the portion of these foreign currency forward contracts that are included in the effectiveness test are reported in accumulated other comprehensive income (loss) (referred to as AOCI in the tables below). Realized gains and losses of such contracts are recognized in revenues when the sale of product in the currency being hedged is recognized and in operating expenses when the expense in the currency being hedged is recorded. We recognize all cash flow hedge reclassifications from accumulated other comprehensive income and fair value changes of excluded portions in the same line item in our condensed consolidated statements of income that has been impacted by the hedged item.
The notional value of foreign currency forward contracts that were entered into to hedge forecasted revenues and operating expenses is summarized as follows:

	Notional Amount
(In millions)	As of June 30, 2019	As of December 31, 2018
Euro	$2,111.3	$1,701.4
British pound	117.2	215.3
Swiss franc	69.7	131.4
Japanese yen	56.0	98.8
Canadian dollar	48.1	92.2
Total foreign currency forward contracts	$2,402.3	$2,239.1

The pre-tax portion of the fair value of these foreign currency forward contracts that were included in accumulated other comprehensive income (loss) in total equity reflected net gains of $6.3 million and $27.3 million as of June 30, 2019 and December 31, 2018, respectively. We expect the net gains of $6.3 million to be settled over the next 18 months, of which $9.8 million of these gains are expected to be settled over the next 12 months, with any amounts in accumulated other comprehensive income (loss) to be reported as an adjustment to revenues or operating expenses. We consider the impact of our and our counterparties’ credit risk on the fair value of the contracts as well as the ability of each party to execute its contractual obligations. As of June 30, 2019 and December 31, 2018, credit risk did not change the fair value of our foreign currency forward contracts.
The following tables summarize the effect of foreign currency forward contracts designated as hedging instruments in our condensed consolidated statements of income:

For the Three Months Ended June 30,
Net Gains/(Losses) Reclassified from AOCI into Operating Income (in millions)			Net Gains/(Losses) Recognized in Operating Income (in millions)
Location	2019	2018	Location	2019	2018
Revenues	$29.8	$(10.4)	Revenues	$3.7	$7.9
Operating expenses	$(0.7)	$(0.4)	Operating expenses	$(0.3)	$(0.1)

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

For the Six Months Ended June 30,
Net Gains/(Losses) Reclassified from AOCI into Operating Income (in millions)			Net Gains/(Losses) Recognized in Operating Income (in millions)
Location	2019	2018	Location	2019	2018
Revenues	$44.6	$(43.3)	Revenues	$7.4	$7.0
Operating expenses	$(1.2)	$0.9	Operating expenses	$(1.2)	$(0.4)

Interest Rate Contracts - Hedging Instruments
We have entered into interest rate swap contracts on certain borrowing transactions to manage our exposure to interest rate changes.
In connection with the issuance of our 2.90% Senior Notes, we entered into interest rate swaps with an aggregate notional amount of $675.0 million, which expire on September 15, 2020. The interest rate swap contracts are designated as hedges of the fair value changes in our 2.90% Senior Notes attributable to changes in interest rates. The carrying value of our 2.90% Senior Notes as of June 30, 2019 and December 31, 2018, includes approximately $5.5 million and $14.5 million, respectively, related to changes in the fair value of these interest rate swap contracts. Since the specific terms and notional amount of the swaps match the debt being hedged, it is assumed to be a highly effective hedge and all changes in the fair value of the swaps are recorded as a component of our 2.90% Senior Notes with no net impact recorded in income. Any net interest payments made or received on the interest rate swap contracts are recorded as a component of interest expense in our condensed consolidated statements of income.
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
In order to mitigate the currency fluctuations between the U.S. dollar and South Korean won, we have entered into foreign currency forward contracts. Foreign currency forward contracts in effect as of June 30, 2019, had remaining durations of four months. These contracts have been designated as net investment hedges. We recognize changes in the spot exchange rate in accumulated other comprehensive income (loss). The pre-tax portion of the fair value of these foreign currency forward contracts that were included in accumulated other comprehensive income (loss) in total equity reflected net gains of $19.6 million and net losses of $3.8 million as of June 30, 2019 and December 31, 2018, respectively. We exclude fair value changes related to the forward rate from our hedging relationship and will amortize the forward points in other income (expense), net in our condensed consolidated statements of income over the term of the contract. The pre-tax portion of the fair value of the forward points that were included in accumulated other comprehensive income (loss) in total equity reflected gains of $9.6 million and $7.3 million as of June 30, 2019 and December 31, 2018, respectively.
The following tables summarize the effect of our net investment hedge in our condensed consolidated financial statements:

For the Three Months Ended June 30,
Net Gains/(Losses) Recognized in Other Comprehensive Income (Effective Portion) (in millions)			Net Gains/(Losses) Recognized in Other Comprehensive Income (Amounts Excluded from Effectiveness Testing) (in millions)			Net Gains/(Losses) Recognized in Net Income (Amounts Excluded from Effectiveness Testing) (in millions)
Location	2019	2018	Location	2019	2018	Location	2019	2018
Gains (losses) on net investment hedge	$11.6	$—	Gains (losses) on net investment hedge	$2.3	$—	Other income (expense)	$2.2	$—

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

For the Six Months Ended June 30,
Net Gains/(Losses) Recognized in Other Comprehensive Income (Effective Portion) (in millions)			Net Gains/(Losses) Recognized in Other Comprehensive Income (Amounts Excluded from Effectiveness Testing) (in millions)			Net Gains/(Losses) Recognized in Net Income (Amounts Excluded from Effectiveness Testing) (in millions)
Location	2019	2018	Location	2019	2018	Location	2019	2018
Gains (losses) on net investment hedge	$23.4	$—	Gains (losses) on net investment hedge	$6.7	$—	Other income (expense)	$4.4	$—
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
The aggregate notional amount of these outstanding foreign currency forward contracts was $934.4 million and $735.1 million as of June 30, 2019 and December 31, 2018, respectively. Net gains of $0.9 million and net losses of $3.9 million, related to these contracts were recognized as a component of other income (expense), net for the three and six months ended June 30, 2019, respectively, compared to net gains of $5.2 million and net losses of $0.4 million, respectively, in the prior year comparative periods.
Summary of Derivatives
While certain of our derivative instruments are subject to netting arrangements with our counterparties, we do not offset derivative assets and liabilities in our condensed consolidated balance sheets. The amounts in the table below would not be materially different if the derivative assets and liabilities were offset.
The following table summarizes the fair value and presentation in our condensed consolidated balance sheets of our outstanding derivative instruments, including those designated as hedging instruments:

(In millions)	Balance Sheet Location	As of June 30, 2019	As of December 31, 2018
Cash Flow Hedging Instruments:
Asset derivative instruments	Other current assets	$81.8	$65.8
Liability derivative instruments	Accrued expenses and other	$5.5	$6.9
	Other long-term liabilities	$2.2	$—
Fair Value Hedging Instruments:
Liability derivative instruments	Other long-term liabilities	$5.5	$14.5
Other Derivatives:
Asset derivative instruments	Other current assets	$6.4	$1.1
Liability derivative instruments	Accrued expenses and other	$4.3	$3.2

10.    Property, Plant and Equipment
Property, plant and equipment are recorded at historical cost, net of accumulated depreciation. Accumulated depreciation on property, plant and equipment was $1,886.2 million and $1,797.4 million as of June 30, 2019 and December 31, 2018, respectively. For the three and six months ended June 30, 2019, depreciation expense totaled $47.0 million and $99.9 million, respectively, compared to $64.2 million and $129.2 million, respectively, in the prior year comparative periods.
Solothurn, Switzerland Facility
We are building a large-scale biologics manufacturing facility in Solothurn, Switzerland. We expect this facility to be partially operational by the end of 2020. Upon completion, the facility will include 393,000 square feet related to a large-scale biologics manufacturing facility, 290,000 square feet of warehouse, utilities and support space and

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

51,000 square feet of administrative space. As of June 30, 2019 and December 31, 2018, we had approximately $1.8 billion and $1.6 billion, respectively, capitalized as construction in progress related to this facility. As of June 30, 2019, we had contractual commitments of approximately $57.0 million outstanding related to the construction of this facility.
Proposed Divestiture of Hillerød, Denmark Manufacturing Operations
In March 2019 we entered into a share purchase agreement with FUJIFILM under which FUJIFILM will acquire all of the outstanding shares of our subsidiary that owns our biologics manufacturing operations in Hillerød, Denmark. As a result, $641.9 million of property, plant and equipment, which is primarily comprised of $318.4 million for buildings and $290.8 million for machinery and equipment, was reclassified to assets held for sale in our condensed consolidated balance sheets as of June 30, 2019. Additionally, we ceased recording depreciation on these assets as depreciation is not recorded during the period in which a long-lived asset or disposal group is classified as held for sale, even if the asset or disposal group continues to generate revenue during the period. For additional information on the proposed divestiture of our Hillerød, Denmark manufacturing operations, please read Note 3, Divestitures, to these condensed consolidated financial statements.
11.    Leases
We lease real estate, including laboratory and office space, and certain equipment.
Our leases have remaining lease terms ranging from less than one year to nine years. Certain leases include one or more options to renew, exercised at our sole discretion, with renewal terms that can extend the lease term from one year to six years.
In addition, we sublease certain real estate to third parties. Our sublease portfolio consists of operating leases, with remaining lease terms ranging from less than one year to nine years. Our subleases do not include an option to renew as they are coterminous with our operating leases.
All of our leases qualify as operating leases. The following table summarizes the presentation in our condensed consolidated balance sheets of our operating leases:

(In millions)	Balance sheet location	As of June 30, 2019
Assets:
Operating lease assets	Operating lease assets	$434.4

Liabilities
Current operating lease liabilities	Accrued expenses and other	$72.3
Non-current operating lease liabilities	Long-term operating lease liabilities	423.0
Total operating lease liabilities		$495.3

The following table summarizes the effect of lease costs in our condensed consolidated statements of income:

		For the Three Months Ended June 30,	For the Six Months Ended June 30,
(In millions)	Income Statement Location	2019	2019
Operating lease cost	Research and development	$3.4	$3.7
	Selling, general and administrative	17.9	41.4
Sublease income	Selling, general and administrative	(6.0)	(13.1)
	Other (income) expense, net	(0.9)	(1.9)
Net lease cost		$14.4	$30.1

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

The minimum lease payments for the next five years and thereafter is expected to be as follows:

(In millions)	As of June 30, 2019
2019 (remaining six months)	$50.2
2020	80.5
2021	74.9
2022	70.9
2023	69.4
2024	66.7
Thereafter	147.6
Total lease payments	$560.2
Less: interest	64.9
Present value of operating lease liabilities	$495.3

Under the prior lease guidance minimum rental commitments under non-cancelable leases, net of income from subleases, for each of the next five years and total thereafter as of December 31, 2018, were as follows:

(In millions)	2019	2020	2021	2022	2023	Thereafter	Total
Minimum lease payments	$87.0	$80.7	$75.9	$71.7	$71.0	$215.3	$601.6
Less: income from subleases(1)	(26.8)	(25.6)	(23.7)	(24.0)	(24.3)	(58.4)	(182.8)
Net minimum lease payments	$60.2	$55.1	$52.2	$47.7	$46.7	$156.9	$418.8

(1)	Represents sublease income expected to be received for the vacated manufacturing facility in Cambridge, MA, the vacated portion of our Weston, MA facility and other facilities throughout the world.
The weighted average remaining lease term and weighted average discount rate of our operating leases are as follows:

As of June 30, 2019
Weighted average remaining lease term in years	7.4
Weighted average discount rate	3.3%

Supplemental disclosure of cash flow information related to our operating leases included in cash flows provided by operating activities in our condensed consolidated statements of cash flows is as follows:

	For the Three Months Ended June 30,	For the Six Months Ended June 30,
(In millions)	2019	2019
Cash paid for amounts included in the measurement of lease liabilities	$27.4	$46.8
Operating lease assets obtained in exchange for lease obligations	$7.3	$12.7

Proposed Divestiture of Hillerød, Denmark Manufacturing Operations
In March 2019 we entered into a share purchase agreement with FUJIFILM under which FUJIFILM will acquire all of the outstanding shares of our subsidiary that owns our biologics manufacturing operations in Hillerød, Denmark. As a result, $2.2 million of operating lease assets and $2.2 million of operating lease liabilities were reclassified to assets and liabilities held for sale in our condensed consolidated balance sheets as of June 30, 2019. For additional information on the proposed divestiture of our Hillerød, Denmark manufacturing operations, please read Note 3, Divestitures, to these condensed consolidated financial statements.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

12.    Equity
Share Repurchases
In March 2019 our Board of Directors authorized a program to repurchase up to $5.0 billion of our common stock (2019 Share Repurchase Program). Our 2019 Share Repurchase Program does not have an expiration date. All share repurchases under our 2019 Share Repurchase Program will be retired. Under our 2019 Share Repurchase Program, we repurchased and retired approximately 3.9 million shares of our common stock at a cost of approximately $909.9 million during the three and six months ended June 30, 2019. Approximately $4.1 billion remained available under our 2019 Share Repurchase program as of June 30, 2019.
In August 2018 our Board of Directors authorized a program to repurchase up to $3.5 billion of our common stock (2018 Share Repurchase Program), which was completed as of June 30, 2019. All share repurchases under our 2018 Share Repurchase Program were retired. Under our 2018 Share Repurchase Program, we repurchased and retired approximately 6.5 million and 8.9 million shares of our common stock at a cost of approximately $1.5 billion and $2.1 billion during the three and six months ended June 30, 2019, respectively.
In July 2016 our Board of Directors authorized a program to repurchase up to $5.0 billion of our common stock (2016 Share Repurchase Program), which was completed as of June 30, 2018. All share repurchases under our 2016 Share Repurchase Program were retired. Under our 2016 Share Repurchase Program, we repurchased and retired approximately 9.6 million and 10.5 million shares of our common stock at a cost of approximately $2.75 billion and $3.0 billion during the three and six months ended June 30, 2018, respectively.
Accumulated Other Comprehensive Income (Loss)
The following tables summarize the changes in accumulated other comprehensive income (loss), net of tax by component:

(In millions)	Unrealized Gains (Losses) on Securities Available for Sale, Net of Tax	Unrealized Gains (Losses) on Cash Flow Hedges, Net of Tax	Gains (Losses) on Net Investment Hedge	Unfunded Status of Postretirement Benefit Plans, Net of Tax	Currency Translation Adjustments	Total
Balance, December 31, 2018	$(4.0)	$34.7	$3.5	$(31.3)	$(243.3)	$(240.4)
Other comprehensive income (loss) before reclassifications	11.0	22.3	30.1	0.7	(28.1)	36.0
Amounts reclassified from accumulated other comprehensive income (loss)	(0.8)	(43.3)	(4.4)	—	—	(48.5)
Net current period other comprehensive income (loss)	10.2	(21.0)	25.7	0.7	(28.1)	(12.5)
Balance, June 30, 2019	$6.2	$13.7	$29.2	$(30.6)	$(271.4)	$(252.9)

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

(In millions)	Unrealized Gains (Losses) on Securities Available for Sale, Net of Tax	Unrealized Gains (Losses) on Cash Flow Hedges, Net of Tax	Gains (Losses) on Net Investment Hedge	Unfunded Status of Postretirement Benefit Plans, Net of Tax	Currency Translation Adjustments	Total
Balance, December 31, 2017	$(1.6)	$(104.5)	$—	$(36.8)	$(175.5)	$(318.4)
Amounts reclassified, net of tax, upon adoption of ASU No. 2016-01	1.5	—	—	—	—	1.5
Balance, January 1, 2018	(0.1)	(104.5)	—	(36.8)	(175.5)	(316.9)
Other comprehensive income (loss) before reclassifications	(7.6)	61.7	—	0.4	(47.3)	7.2
Amounts reclassified from accumulated other comprehensive income (loss)	6.0	42.1	—	—	—	48.1
Net current period other comprehensive income (loss)	(1.6)	103.8	—	0.4	(47.3)	55.3
Balance, June 30, 2018	$(1.7)	$(0.7)	$—	$(36.4)	$(222.8)	$(261.6)

The following table summarizes the amounts reclassified from accumulated other comprehensive income:

(In millions)	Income Statement Location	Amounts Reclassified from Accumulated Other Comprehensive Income
		For the Three Months Ended June 30,		For the Six Months Ended June 30,
		2019	2018	2019	2018
Gains (losses) on securities available for sale	Other income (expense)	$0.7	$—	$1.0	$(7.6)
	Income tax benefit (expense)	(0.1)	—	(0.2)	1.6

Gains (losses) on cash flow hedges	Revenues	29.8	(10.4)	44.6	(43.3)
	Operating expenses	(0.7)	(0.4)	(1.2)	0.9
	Other income (expense)	—	—	0.1	0.1
	Income tax benefit (expense)	(0.1)	0.1	(0.2)	0.2

Gains (losses) on net investment hedge	Other income (expense)	2.2	—	4.4	—
	Income tax benefit (expense)	—	—	—	—

Total reclassifications, net of tax		$31.8	$(10.7)	$48.5	$(48.1)

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

13.    Earnings per Share
Basic and diluted earnings per share are calculated as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In millions)	2019	2018	2019	2018
Numerator:
Net income attributable to Biogen Inc.	$1,494.1	$866.6	$2,902.9	$2,039.5
Denominator:
Weighted average number of common shares outstanding	190.3	207.1	193.4	209.2
Effect of dilutive securities:
Stock options and employee stock purchase plan	—	—	—	—
Time-vested restricted stock units	0.1	0.1	0.2	0.2
Market stock units	—	0.1	0.1	0.1
Performance stock units settled in stock	—	—	—	—
Dilutive potential common shares	0.1	0.2	0.3	0.3
Shares used in calculating diluted earnings per share	190.4	207.3	193.7	209.5

Amounts excluded from the calculation of net income per diluted share because their effects were anti-dilutive were insignificant.
14.     Share-based Payments
Share-based Compensation Expense
The following table summarizes share-based compensation expense included in our condensed consolidated statements of income:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In millions)	2019	2018	2019	2018
Research and development	$28.1	$17.6	$49.8	$39.5
Selling, general and administrative	54.8	25.2	82.6	53.7
Subtotal	82.9	42.8	132.4	93.2
Capitalized share-based compensation costs	(2.8)	(2.8)	(6.1)	(6.2)
Share-based compensation expense included in total cost and expenses	80.1	40.0	126.3	87.0
Income tax effect	(13.6)	(6.5)	(21.0)	(14.1)
Share-based compensation expense included in net income attributable to Biogen Inc.	$66.5	$33.5	$105.3	$72.9

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

The following table summarizes share-based compensation expense associated with each of our share-based compensation programs:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In millions)	2019	2018	2019	2018
Market stock units	$7.8	$7.1	$15.5	$13.2
Time-vested restricted stock units	31.8	30.6	66.5	66.7
Cash settled performance units	0.4	(0.7)	(0.6)	3.6
Performance units	0.3	2.0	0.8	1.2
Performance stock units settled in stock	12.1	1.4	14.1	2.1
Performance stock units settled in cash	0.9	0.3	1.9	0.4
Employee stock purchase plan	3.4	2.1	8.0	6.0
NST stock options	26.2	—	26.2	—
Subtotal	82.9	42.8	132.4	93.2
Capitalized share-based compensation costs	(2.8)	(2.8)	(6.1)	(6.2)
Share-based compensation expense included in total cost and expenses	$80.1	$40.0	$126.3	$87.0

We estimate the fair value of our obligations associated with our performance units, cash settled performance units and performance stock units settled in cash at the end of each reporting period through expected settlement. Cumulative adjustments to these obligations are recognized each quarter to reflect changes in the stock price and estimated outcome of the performance-related conditions.
Stock option expense reflects the accelerated vesting of stock options previously granted to NST employees as a result of our acquisition of NST. For additional information on our acquisition of NST, please read Note 2, Acquisitions, to these condensed consolidated financial statements.
15.    Income Taxes
Tax Rate
A reconciliation between the U.S. federal statutory tax rate and our effective tax rate is summarized as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Statutory rate	21.0%	21.0%	21.0%	21.0%
State taxes	0.9	0.6	0.6	0.8
Taxes on foreign earnings	(4.6)	(1.8)	(4.6)	(2.0)
Credits and net operating loss utilization	(0.9)	(0.7)	(0.8)	(0.8)
Purchased intangible assets	0.4	0.6	0.4	0.6
Denmark assets held for sale	—	—	2.2	—
Internal reorganization of certain intellectual property rights	(5.0)	—	(2.4)	—
Global Intangible Low-Taxed Income (GILTI)	1.4	1.8	1.7	1.6
Other permanent items	0.4	0.4	0.3	0.4
Other	0.5	0.5	0.1	0.3
Effective tax rate	14.1%	22.4%	18.5%	21.9%

Changes in Tax Rate
For the three months ended June 30, 2019, compared to the same period in 2018, the decrease in our effective tax rate was primarily due to the combination of an internal reorganization of certain intellectual property rights related to the intercompany sale of the intellectual property (the effective tax rate decrease from this internal reorganization is not expected to recur post 2019) and a higher effective tax rate in 2018 resulting from the sale of

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

inventory, the tax effect of which had been included within prepaid taxes at January 1, 2018, at a higher effective tax rate.
For the six months ended June 30, 2019, compared to the same period in 2018, the decrease in our effective tax rate was primarily due to the combination of the internal reorganization of certain intellectual property rights, offset by a $61.3 million tax expense related to the proposed divestiture of our subsidiary that owns our Hillerød, Denmark manufacturing operations and a higher effective tax rate in 2018 resulting from the sale of inventory, the tax effect of which had been included within prepaid taxes at January 1, 2018, at a higher effective tax rate.
Specifically in regard to the Hillerød, Denmark manufacturing operations, although we are recognizing a loss on the proposed divestiture of such subsidiary, the proposed divestiture requires us to write off certain deferred tax assets upon the classification of the operations as held for sale and results in a taxable gain in certain jurisdictions.
As a result of the internal reorganization of certain intellectual property rights, we have recorded a deferred tax asset of $856.7 million and a deferred tax liability of $685.3 million in the second quarter of 2019.
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
Federal and State Uncertain Tax Positions
It is reasonably possible that we will adjust the value of our uncertain tax positions related to certain transfer pricing, collaboration and other issues as we receive additional information from various taxing authorities, including reaching settlements with such authorities.
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
Proposed Divestiture of Hillerød, Denmark Manufacturing Operations
In March 2019 we entered into a share purchase agreement with FUJIFILM under which FUJIFILM will acquire all of the outstanding shares of our subsidiary that owns our biologics manufacturing operations in Hillerød, Denmark. This withholding tax receivable from SKAT will be included within the assets that will be transferred to FUJIFILM as part of the proposed transaction. Under the share purchase agreement, FUJIFILM is required to remit any future proceeds refunded by SKAT to us. We have assessed the collectability of the receivable from FUJIFILM and regard it as a contingent gain, which does not meet the probable threshold for recognition under ASC 450, Contingencies, and therefore we have recorded a pre-tax charge of $60.0 million to write the asset down to zero as a component of the loss on assets and liabilities held for sale in the first quarter of 2019.
We have also reclassified $53.8 million of our deferred tax liability to liabilities held for sale in our condensed consolidated balance sheets as of June 30, 2019.
For additional information on the proposed divestiture of our Hillerød, Denmark manufacturing operations, please read Note 3, Divestitures, to these condensed consolidated financial statements.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

16.    Other Consolidated Financial Statement Detail
Other Income (Expense), Net
Components of other income (expense), net, are summarized as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In millions)	2019	2018	2019	2018
Interest income	$29.1	$28.7	$60.3	$55.4
Interest expense	(47.7)	(51.7)	(95.6)	(102.2)
Gain (loss) on investments, net	(173.4)	5.3	203.0	(9.1)
Foreign exchange gains (losses), net	1.7	(13.0)	(0.5)	(14.0)
Other, net	(7.1)	(3.8)	(7.3)	(5.6)
Total other income (expense), net	$(197.4)	$(34.5)	$159.9	$(75.5)

Gain (loss) on investments, net, as reflected in the table above, relate to debt securities, equity securities of certain biotechnology companies, venture capital funds where the underlying investments are in equity securities of certain biotechnology companies and non-marketable equity securities.
The following table summarizes our gain (loss) on investments, net that relates to our equity securities held as of June 30, 2019:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In millions)	2019	2018	2019	2018
Net gains (losses) recognized during the period on equity securities	(174.2)	5.4	201.9	(1.5)
Less: Net gains (losses) recognized during the period on equity securities sold during the period	(42.9)	—	42.4	(0.5)
Unrealized gains (losses) recognized during the period on equity securities held as of June 30, 2019	(131.3)	5.4	159.5	(1.0)

Accrued Expenses and Other
Accrued expenses and other consists of the following:

(In millions)	As of June 30, 2019	As of December 31, 2018
Revenue-related reserves for discounts and allowances	$863.5	$874.7
Royalties and licensing fees	212.8	224.7
Employee compensation and benefits	199.4	320.9
Current portion of contingent consideration obligations	146.2	444.8
Collaboration expenses	130.4	261.6
Construction in progress	38.2	125.2
Other	727.5	609.3
Total accrued expenses and other	$2,318.0	$2,861.2

Other Long-term Liabilities
Other long-term liabilities were $1,355.8 million and $1,389.4 million as of June 30, 2019 and December 31, 2018, respectively, and included accrued income taxes totaling $801.5 million and $791.4 million, respectively.

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
For the three and six months ended June 30, 2019 and 2018, sales and marketing expense related to the BAN2401 and Elenbecestat Collaboration was immaterial.
A summary of development expense related to the BAN2401 and Elenbecestat Collaboration is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In millions)	2019	2018	2019	2018
Total development expense incurred by the collaboration related to the advancement of BAN2401 and Elenbecestat	$68.6	$54.6	$136.6	$111.1
Biogen's share of BAN2401 and Elenbecestat development expense reflected in research and development expense in our condensed consolidated statements of income	$34.3	$27.3	$68.3	$55.5

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
In March 2019 we and Eisai announced the decision to discontinue the global Phase 3 trials, ENGAGE and EMERGE, designed to evaluate the efficacy and safety of aducanumab in patients with mild cognitive impairment due to AD and mild AD dementia. As a result of this decision, in the first quarter of 2019, we accrued approximately $45.0 million related to the termination of various clinical trials and research and development contracts net of the expected 45% Eisai reimbursement of development costs incurred by the collaboration for the advancement of aducanumab.
Sales and marketing expense incurred was shared in proportion to the same region-based profit split that would have been utilized to co-promote aducanumab had it been commercialized. For additional information on the Aducanumab Collaboration Agreement, please read Note 19, Collaborative and Other Relationships, to our consolidated financial statements included in our 2018 Form 10-K.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

A summary of development and sales and marketing expense related to the Aducanumab Collaboration Agreement is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In millions)	2019	2018	2019	2018
Total aducanumab development expense	$3.2	$76.5	$165.8	$140.0
Biogen's share of aducanumab development expense reflected in research and development expense in our condensed consolidated statements of income	$1.7	$65.0	$91.2	$128.5

Total aducanumab sales and marketing expense incurred by the collaboration	$0.2	$14.0	$21.2	$21.2
Biogen's share of aducanumab sales and marketing expense reflected in selling, general and administrative expense in our condensed consolidated statements of income	$0.1	$9.2	$11.7	$13.9

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
Samsung Bioepis
Joint Venture Agreement
In February 2012 we entered into a joint venture agreement with Samsung BioLogics, establishing an entity, Samsung Bioepis, to develop, manufacture and market biosimilar products. In June 2018 we exercised our option under our joint venture agreement to increase our ownership percentage in Samsung Bioepis from approximately 5% to approximately 49.9%. The share purchase transaction was completed in November 2018 and, upon closing, we paid 759.5 billion South Korean won ($676.6 million) to Samsung BioLogics. As of June 30, 2019, our ownership percentage remained at approximately 49.9%.
We recognize our share of the results of operations related to our investment in Samsung Bioepis under the equity method of accounting one quarter in arrears when the results of the entity become available, which is reflected as equity in income (loss) of investee, net of tax in our condensed consolidated statements of income. During 2015, as our share of losses exceeded the carrying value of our initial investment, we suspended recognizing additional losses. In the first quarter of 2019 we restarted recognizing our share of Samsung Bioepis' income (losses), and we began recognizing amortization on certain basis differences resulting from our November 2018 investment.
Upon investment, the equity method of accounting requires us to identify and allocate differences between the fair value of our investment and the carrying value of our interest in the underlying net assets of the investee. These

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

basis differences are amortized over their economic life. The total basis difference was approximately $675 million, consisting of approximately $115 million attributed to inventory, approximately $615 million attributed to developed technology and approximately $170 million attributed to IPR&D. A deferred tax liability of $225 million was established for the acquired assets that had no tax basis. The basis differences related to inventory and developed technology will be amortized, net of tax, over their estimated useful lives of 1.5 years and 15 years, respectively, one quarter in arrears.
Our joint venture partner, Samsung BioLogics, is currently subject to an ongoing criminal investigation that we continue to monitor. While this investigation could impact the operations of Samsung Bioepis and its business, we have assessed the value of our investment in Samsung Bioepis and continue to believe that the fair value of the investment is in excess of its net book value.
For the three and six months ended June 30, 2019, we recognized losses on our investment of $16.3 million and $45.0 million, respectively. These losses reflect our share of income totaling $5.5 million and losses totaling $8.5 million, respectively, and amortization of basis differences totaling $21.8 million and $36.5 million, respectively.
As of June 30, 2019 and December 31, 2018, the carrying value of our investment in Samsung Bioepis totaled 712.8 billion South Korean won ($615.5 million) and 759.5 billion South Korean won ($680.6 million), respectively, which is classified as a component of investments and other assets in our condensed consolidated balance sheets.
Commercial Agreement
We reflect revenues on sales of BENEPALI, IMRALDI and FLIXABI to third parties in product revenues, net in our condensed consolidated statements of income and record the related cost of revenues and sales and marketing expenses in our condensed consolidated statements of income to their respective line items when these costs are incurred.
We share 50% of the profit or loss related to our commercial agreement with Samsung Bioepis, which is recognized in collaboration profit (loss) sharing in our condensed consolidated statements of income. For the three and six months ended June 30, 2019, we recognized net profit-sharing expense of $63.4 million and $121.5 million, respectively, to reflect Samsung Bioepis' 50% sharing of the net collaboration profits, compared to $39.7 million and $83.5 million, respectively, in the prior year comparative periods.
Other Services
Simultaneous with the formation of Samsung Bioepis, we also entered into a license agreement, a technical development services agreement and a manufacturing agreement with Samsung Bioepis. For the three and six months ended June 30, 2019, we recognized $52.2 million and $77.0 million, respectively, in revenues related to these services, which is reflected in collaborative and other relationships revenues as a component of other revenues in our condensed consolidated statements of income, compared to $14.7 million and $32.6 million, respectively, in the prior year comparative periods.
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
In March 2019 we and Eisai announced the decision to discontinue the global Phase 3 trials, ENGAGE and EMERGE, of aducanumab.
Research and development costs for which we reimbursed Neurimmune are reflected in research and development expense in our condensed consolidated statements of income. During the three and six months ended June 30, 2019 and 2018, amounts reimbursed were immaterial.
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
As of June 30, 2019 and December 31, 2018, the carrying value of our investments in certain biotechnology companies representing potential unconsolidated variable interest entities totaled $24.0 million and $28.7 million, respectively. Our maximum exposure to loss related to these variable interest entities is limited to the carrying value of our investments.
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

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

Loss Contingencies
IMRALDI Patent Litigation
In September 2018 Fresenius Kabi Deutschland GmbH (Fresenius Kabi) commenced proceedings for damages and injunctive relief against Biogen France SAS in the Tribunal de Grande Instance de Paris, alleging that IMRALDI, the adalimumab biosimilar product of Samsung Bioepis UK Limited that Biogen commercializes in Europe, infringes the French counterpart of European Patent No. 3 148 510 (the ‘510 Patent), which was issued in June 2018 and expires in May 2035. A hearing has been scheduled for late 2019.
In October 2018 Fresenius Kabi commenced preliminary injunction proceedings against Biogen (Denmark) Manufacturing ApS and Biogen Denmark A/S in Denmark's Maritime and Commercial High Court alleging infringement of the Danish Utility Models. In June 2019 the Danish court denied Fresenius Kabi's request for a preliminary injunction and Fresenius Kabi has appealed that decision.
In November 2018 Fresenius Kabi commenced infringement proceedings for damages and injunctive relief against Biogen Italia S.R.L. in the District Court of Milan relating to the Italian counterpart of the ‘510 Patent, and against Biogen GmbH in the Düsseldorf Regional Court relating to the German counterpart of the ‘510 Patent. A hearing in the proceeding in Germany has been set for March 2020. No hearing has been set in the proceeding in Italy.
An estimate of the possible loss or range of loss in the above matters cannot be made at this time.
In August 2018 Biogen Idec Ltd. (Biogen UK) and Samsung Bioepis UK Limited filed an action in the United Kingdom Patents Court to revoke the United Kingdom counterpart of the ‘510 Patent. Fresenius Kabi counterclaimed for infringement, damages and injunctive relief. In July 2019 the United Kingdom Patents Court entered a consent order in which it declared that the United Kingdom counterpart of the '510 Patent is invalid, ordered the patent revoked and dismissed Fresenius Kabi's counterclaims.
In December 2018 Biogen B.V. and Samsung Bioepis UK Limited filed an action in the District Court of the Hague, Netherlands to revoke the Dutch counterpart of the ‘510 Patent. A trial is scheduled in the Dutch matter for October 2019.
In July 2019 Gedeon Richter PLC commenced proceedings against Biogen GmbH in the Düsseldorf Regional Court alleging infringement of the German counterpart of European Patent No. 3 212 667, which was issued in September 2018 and expires in October 2035, and seeking damages and injunctive relief. A hearing has been set for November 2020. An estimate of the possible loss or range of loss cannot be made at this time.
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
Securities Litigation
We and certain current and former officers are defendants in an action filed by a shareholder in October 2016 in the U.S. District Court for the District of Massachusetts alleging violations of federal securities laws under 15 U.S.C §78j(b) and §78t(a) and 17 C.F.R. §240.10b-5 and seeking a declaration of the action as a class action and

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

an award of damages, interest and attorneys' fees. In June 2019 the U.S. Court of Appeals for the First Circuit affirmed the judgment below dismissing the complaint with prejudice.
Other Matters
Hatch-Waxman Act Litigation relating to TECFIDERA Orange-Book Listed Patents
In 2017, 2018 and 2019 we initiated patent infringement proceedings against multiple parties pursuant to the Drug Price Competition and Patent Term Restoration Act of 1984, commonly known as the Hatch-Waxman Act, in the U.S. District Courts.
Patent infringement proceedings pursuant to the Hatch-Waxman Act are pending against Accord Healthcare Inc., Alkem Laboratories Ltd., Amneal Pharmaceuticals LLC, Aurobindo Pharma U.S.A., Inc., Banner Life Sciences LLC, Cipla Limited, Glenmark Pharmaceuticals Ltd., Graviti Pharmaceuticals Pvt. Ltd., Hetero USA Inc., Lupin Atlantis Holdings SA, Macleods Pharmaceuticals, Ltd., MSN Laboratories Pvt. Ltd., Pharmathen S.A., Prinston Pharmaceutical Inc., Sandoz Inc., Sawai USA, Inc., Shilpa Medicare Limited, Slayback Pharma LLC, Torrent Pharmaceuticals Ltd., TWi Pharmaceuticals, Inc., Windlas Healthcare Pvt. Ltd. and Zydus Pharmaceuticals (USA) Inc. in the U.S. District Court for the District of Delaware and against Mylan Pharmaceuticals Inc. in the U.S. District Court for the Northern District of West Virginia.
A trial date has not been set in the Delaware action against Banner Life Sciences LLC. A trial date has been set for December 2019 in the other Delaware actions, and a trial date has been set for February 2020 in the West Virginia action against Mylan Pharmaceuticals Inc.
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
In March 2018 the EPO revoked Forward Pharma’s European Patent No. 2 801 355, which expires in October 2025. Forward Pharma has filed an appeal to the Technical Boards of Appeal of the EPO and the appeal is pending. A hearing has been set for June 2020. The settlement and license agreement that we entered with Forward Pharma in January 2017 did not resolve the issues pending in this proceeding and we and Forward Pharma intend to permit the Technical Boards of Appeal and the Enlarged Board of Appeal, if applicable, to make a final determination.
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
'755 Patent Litigation
In May 2010 Biogen MA Inc. (formerly Biogen Idec MA Inc.) filed a complaint in the U.S. District Court for the District of New Jersey alleging infringement by Bayer Healthcare Pharmaceuticals Inc. (Bayer) (manufacturer, marketer

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

and seller of BETASERON and manufacturer of EXTAVIA), EMD Serono, Inc. (EMD Serono) (manufacturer, marketer and seller of REBIF), Pfizer Inc. (Pfizer) (co-marketer of REBIF) and Novartis Pharmaceuticals Corp. (Novartis) (marketer and seller of EXTAVIA) of our U.S. Patent No. 7,588,755 (the '755 Patent), which claims the use of interferon beta for immunomodulation or treating a viral condition, viral disease, cancers or tumors. The complaint seeks monetary damages, including lost profits and royalties.
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
Executive Summary
Introduction
Biogen is a global biopharmaceutical company focused on discovering, developing and delivering worldwide innovative therapies for people living with serious neurological and neurodegenerative diseases as well as related therapeutic adjacencies. Our core growth areas include multiple sclerosis (MS) and neuroimmunology, neuromuscular disorders, including spinal muscular atrophy (SMA) and amyotrophic lateral sclerosis (ALS), movement disorders, including Parkinson's disease and progressive supranuclear palsy (PSP), Alzheimer's disease (AD) and dementia and ophthalmology. We are also focused on discovering, developing and delivering worldwide innovative therapies in our emerging growth areas of immunology, neurocognitive disorders, acute neurology and pain. In addition, we commercialize biosimilars of advanced biologics. We support our drug discovery and development efforts through the commitment of significant resources to discovery, research and development programs and business development opportunities.
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
Our innovative drug development and commercialization activities are complemented by our biosimilar products that expand access to medicines and reduce the cost burden for healthcare systems. Through Samsung Bioepis Co., Ltd. (Samsung Bioepis), our joint venture with Samsung BioLogics Co., Ltd. (Samsung BioLogics), we market and sell BENEPALI, an etanercept biosimilar referencing ENBREL, IMRALDI, an adalimumab biosimilar referencing HUMIRA, and FLIXABI, an infliximab biosimilar referencing REMICADE, in the E.U. For additional information on our collaboration arrangement with Samsung Bioepis, please read Note 17, Collaborative and Other Relationships, to our condensed consolidated financial statements included in this report.
Business Environment
The biopharmaceutical industry and the markets in which we operate are intensely competitive. Many of our competitors are working to develop or have commercialized products similar to those we market or are developing and have considerable experience in undertaking clinical trials and in obtaining regulatory approval to market pharmaceutical products. In addition, the commercialization of certain of our own approved products, products of our collaborators and pipeline product candidates may negatively impact future sales of our existing products. Our products may also face increased competitive pressures from the introduction of generic versions, prodrugs of existing therapies, biosimilars of existing products, other products approved under abbreviated regulatory pathways and other technologies.
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
Compliance with any resulting regulatory mandates may prove challenging and the macroeconomic impact on our sales and consolidated results of operations from these developments remains unknown. We do not, however, expect Brexit to have a material impact on our consolidated results of operations as 3.3% and 3.5% of our total product revenues for the three and six months ended June 30, 2019, respectively, and 3.3% and 3.4% for the prior year comparative periods, respectively, were derived from U.K. sales.
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

Financial Highlights
Diluted earnings per share attributable to Biogen Inc. was $7.85 for the three months ended June 30, 2019, representing an increase of 87.8% over $4.18 in the same period in 2018.
As described below under Results of Operations, our net income and diluted earnings per share attributable to Biogen Inc. for the three months ended June 30, 2019, compared to the three months ended June 30, 2018, reflects the following:

•	Total revenues were $3,616.7 million for the second quarter of 2019, representing an increase of 7.8% over $3,356.5 million in the same period in 2018.

•
Product revenues, net totaled $2,880.3 million for the second quarter of 2019, representing an increase of 4.5% over $2,757.5 million in the same period in 2018. This increase was primarily due to a 45.4% increase in revenues from our biosimilar products and a 15.5% increase in revenues from SPINRAZA. These increases were partially offset by the unfavorable impact of foreign currency exchange, net of gains recognized related to the settlement of certain cash flow hedge instruments under our foreign currency hedging program, of $24.6 million.

•
Revenues from anti-CD20 therapeutic programs totaled $576.4 million for the second quarter of 2019, representing an increase of 17.5% over $490.4 million in the same period in 2018. This increase was primarily due to a 61.8% increase in royalty revenues on sales of OCREVUS.

•
Other revenues totaled $160.0 million for the second quarter of 2019, representing an increase of 47.3% over $108.6 million in the same period in 2018. This increase was primarily due to higher contract manufacturing revenues.

•
Total cost and expenses were $1,660.8 million for the second quarter of 2019, representing a decrease of 22.5% over $2,143.3 million in the same period in 2018. This decrease was primarily due to a 50.6% decrease in research and development in relation to the prior year recognition of a $486.2 million net charge to research and development expense upon the closing of a 10-year exclusive agreement with Ionis Pharmaceuticals, Inc. (Ionis) to develop novel antisense oligonucleotide drug candidates for a broad range of neurological diseases (the 2018 Ionis Agreement), a decrease in acquired in-process research and development (IPR&D) in relation to the prior year acquisitions of BIIB104 from Pfizer Inc. (Pfizer) and BIIB100 from Karyopharm Therapeutics Inc. (Karyopharm) and a 34.7% decrease in amortization and impairment of acquired intangible assets. These decreases were partially offset by a 13.8% increase in selling, general and administrative expenses and a 13.1% increase in cost of sales.

•
Net income attributable to Biogen Inc. was favorably impacted by a decrease in our effective tax rate to 14.1% for the second quarter of 2019, from 22.4% for the same period in 2018, due in part to an internal reorganization of certain intellectual property rights in the second quarter of 2019.

As described below under Financial Condition, Liquidity and Capital Resources:

•	Cash, cash equivalents and marketable securities totaled approximately $4.3 billion and $4.9 billion as of June 30, 2019 and December 31, 2018, respectively.

•	We repurchased and retired approximately 6.5 million shares of our common stock at a cost of approximately $1.5 billion during the second quarter of 2019 under a program authorized by our Board of Directors in August 2018 to repurchase up to $3.5 billion of our common stock (2018 Share Repurchase Program). Our 2018 Share Repurchase Program was completed as of June 30, 2019.

•
We repurchased and retired approximately 3.9 million shares of our common stock at a cost of approximately $909.9 million during the second quarter of 2019 under a program authorized by our Board of Directors in March 2019 to repurchase up to $5.0 billion of our common stock (2019 Share Repurchase Program).

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
Acquisition of Nightstar Therapeutics plc
On June 7, 2019, we completed our acquisition of all of the outstanding shares of Nightstar Therapeutics plc (NST), a clinical-stage gene therapy company focused on adeno-associated virus (AAV) treatments for inherited retinal disorders. As a result of this acquisition, we added two mid-to late-stage clinical assets, as well as preclinical programs, in ophthalmology. These assets include BIIB111 (formerly known as NSR-REP1), which is in Phase 3 development for the potential treatment of choroideremia, a rare, degenerative, X-linked inherited retinal disorder that leads to blindness and has no approved treatments, and BIIB112 (formerly known as NSR-RPGR), which is in Phase 2/3 development for the potential treatment of X-linked retinitis pigmentosa (XLRP), which is a rare inherited retinal disease with no approved treatments.
Under the terms of this acquisition, we paid NST shareholders $25.50 in cash for each issued and outstanding NST share, which totaled $847.6 million.
For additional information on our acquisition of NST, please read Note 2, Acquisitions, to our condensed consolidated financial statements included in this report.
Proposed Divestiture of Hillerød, Denmark Manufacturing Operations
In March 2019 we entered into a share purchase agreement with FUJIFILM Corporation (FUJIFILM) under which FUJIFILM will acquire all of the outstanding shares of our subsidiary that owns our biologics manufacturing operations in Hillerød, Denmark. Upon closing of the proposed transaction, we expect to receive up to $890.0 million in cash, subject to certain working capital adjustments and other contractual terms. The proposed transaction remains subject to certain closing conditions. We expect to complete the proposed transaction in the third quarter of 2019.
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
Aducanumab (AB mAb)
In March 2019 we and Eisai Co., Ltd. (Eisai) announced the decision to discontinue the global Phase 3 trials, ENGAGE and EMERGE, designed to evaluate the efficacy and safety of aducanumab in patients with mild cognitive impairment due to AD and mild AD dementia. We continue to analyze the data from the ENGAGE and EMERGE trials and plan to share results of these trials following the completion of our analysis.
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
Results of Operations
Revenues
Revenues are summarized as follows:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
(In millions, except percentages)	2019		2018		2019		2018
Product revenues, net:
United States	$1,744.4	48.2%	$1,741.9	51.9%	$3,257.7	45.8%	$3,279.8	50.6%
Rest of world	1,135.9	31.4%	1,015.6	30.3%	2,302.6	32.4%	2,001.2	30.8%
Total product revenues, net	2,880.3	79.6%	2,757.5	82.2%	5,560.3	78.2%	5,281.0	81.4%
Revenues from anti-CD20 therapeutic programs	576.4	15.9%	490.4	14.6%	1,093.8	15.4%	933.6	14.4%
Other revenues	160.0	4.4%	108.6	3.2%	452.4	6.4%	273.0	4.2%
Total revenues	$3,616.7	100.0%	$3,356.5	100.0%	$7,106.5	100.0%	$6,487.6	100.0%

Product Revenues
Product revenues are summarized as follows:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
(In millions, except percentages)	2019		2018		2019		2018
Multiple Sclerosis:
TECFIDERA	$1,150.2	39.9%	$1,086.8	39.4%	$2,149.0	38.6%	$2,073.7	39.3%
Interferon*	554.4	19.2%	625.5	22.7%	1,055.3	19.0%	1,175.8	22.3%
TYSABRI	475.3	16.5%	467.2	16.9%	935.7	16.8%	929.3	17.6%
FAMPYRA	24.1	0.8%	23.0	0.8%	47.0	0.8%	47.4	0.9%
ZINBRYTA	—	—%	—	—%	—	—%	1.4	—%
Subtotal: MS product revenues	2,204.0	76.5%	2,202.5	79.9%	4,187.0	75.3%	4,227.6	80.1%

Spinal Muscular Atrophy:
SPINRAZA	488.2	16.9%	422.7	15.3%	1,006.7	18.1%	786.6	14.9%

Biosimilars:
BENEPALI	120.3	4.2%	115.6	4.2%	244.3	4.4%	236.5	4.5%
IMRALDI	47.3	1.6%	—	—%	83.0	1.5%	—	—%
FLIXABI	16.8	0.6%	11.2	0.4%	31.5	0.6%	17.8	0.3%
Subtotal: Biosimilar product revenues	184.4	6.4%	126.8	4.6%	358.8	6.5%	254.3	4.8%

Other:
FUMADERM	3.7	0.1%	5.5	0.2%	7.8	0.1%	12.5	0.2%

Total product revenues	$2,880.3	100.0%	$2,757.5	100.0%	$5,560.3	100.0%	$5,281.0	100.0%
*Interferon includes AVONEX and PLEGRIDY.
Multiple Sclerosis (MS)
TECFIDERA
For the three months ended June 30, 2019, compared to the same period in 2018, the increase of 5.3% in U.S. TECFIDERA revenues was primarily due to price increases, partially offset by higher rates in discounts and allowances. U.S. TECFIDERA revenues for the three months ended June 30, 2019, benefited from a lower decrease in channel inventory levels as compared to the same period in the prior year.
For the six months ended June 30, 2019, compared to the same period in 2018, the increase of 2.1% in U.S. TECFIDERA revenues was primarily due to price increases, partially offset by a decrease in unit sales volume of 3% and higher rates in discounts and allowances.
For the three and six months ended June 30, 2019, compared to the same periods in 2018, the increases of 7.4% and 8.2%, respectively, in rest of world TECFIDERA revenues were primarily due to increases in unit sales volumes of 15% in both periods, primarily related to our European and Japanese markets, partially offset by pricing reductions in certain European countries.
We anticipate an increase in TECFIDERA demand on a global basis in 2019, compared to 2018,

notwithstanding increasing competition from additional treatments for MS. We expect volume growth in our international markets to exceed volume declines in the U.S. We also expect price reductions in certain European countries.
Interferon
For the three and six months ended June 30, 2019, compared to the same periods in 2018, the decreases of 14.6% and 13.4%, respectively, in U.S. Interferon revenues were primarily due to decreases in Interferon unit sales volumes of 13% in both periods, which were primarily attributable to patients transitioning to other MS therapies and higher rates in discounts and allowances, partially offset by price increases.
For the three and six months ended June 30, 2019, compared to the same periods in 2018, the decreases of 3.4% and 3.2%, respectively, in rest of world Interferon revenues were primarily due to pricing reductions in certain European countries, partially offset by increases in Interferon unit sales volumes of 5% and 16%, respectively.
We expect that Interferon revenues will continue to decline in both the U.S. and international markets in 2019, compared to 2018, as a result of increasing competition from our other MS products as well as other treatments for MS, including biosimilars, and pricing reductions in certain European markets.

TYSABRI
For the three and six months ended June 30, 2019, compared to the same periods in 2018, the decreases of 0.5% and 1.2%, respectively, in U.S. TYSABRI revenues were primarily due to decreases in unit sales volumes of 4% and 6%, respectively, partially offset by price increases.
For the three and six months ended June 30, 2019, compared to the same periods in 2018, the increases of 4.6% and 3.0%, respectively, in rest of world TYSABRI revenues were primarily due to increases in unit sales volumes of 2% and 4%, respectively.
We anticipate TYSABRI demand to be stable on a global basis in 2019, compared to 2018, with expected volume declines in the U.S. due to increasing competition from additional treatments for MS, including OCREVUS, to be offset by volume growth in our international markets.

Spinal Muscular Atrophy
SPINRAZA
For the three and six months ended June 30, 2019, compared to the same periods in 2018, the increases of 12.0% and 15.2%, respectively, in U.S. SPINRAZA revenues were primarily due to increases in unit sales volumes of 13% and 15%, respectively.
For the three and six months ended June 30, 2019, compared to the same periods in 2018, the increases of 18.8% and 40.8%, respectively, in rest of world SPINRAZA revenues were primarily due to increases in unit sales volumes of 47% and 66%, respectively, partially offset by the unfavorable impact of foreign currency exchange of $14.0 million and $27.1 million, respectively.
For the six months ended June 30, 2019, rest of world SPINRAZA revenues were favorably impacted by approximately $14.0 million as we reached a price reimbursement agreement in France, which resulted in the recognition of additional revenues in relation to sales for the period from August 2017, the date upon which we began to sell SPINRAZA in France, until December 2018 as we had a change in the estimated amount of revenues for which we determined that a significant reversal was not probable.
Rest of world SPINRAZA revenues for the three months ended June 30, 2019, compared to the three months ended March 31, 2019, were also unfavorably impacted by $10.4 million due to the timing of shipments occurring in the first quarter of 2019 in advance of expected commercialization activities.
We expect that the rate at which SPINRAZA revenues will grow will moderate in 2019, compared to 2018, primarily due to a lower rate of new patient starts combined with the impact of loading dose dynamics as patients transition to dosing once every four months.
We face competition from a new gene therapy product, which was approved in the U.S. in May 2019 for the treatment of SMA. Additionally, we are aware of other products in development that, if successfully developed and approved, may compete with SPINRAZA in the SMA market. Future sales of SPINRAZA may be adversely affected by the commercialization of these competing products.
For additional information on our collaboration arrangements with Ionis, please read Note 19, Collaborative and Other Relationships, to our consolidated financial statements included in our 2018 Form 10-K.
Biosimilars
BENEPALI, IMRALDI and FLIXABI
For the three and six months ended June 30, 2019, compared to the same periods in 2018, the increases of 45.4% and 41.1%, respectively, in biosimilar revenues were primarily due to the launch of IMRALDI in the fourth quarter of 2018, partially offset by the unfavorable impact of foreign currency exchange of $7.6 million and $17.2 million, respectively.
In 2019 we expect strong revenue growth for our biosimilar business, primarily driven by the continued launch of IMRALDI.
For additional information on our collaboration arrangement with Samsung Bioepis, please read Note 17, Collaborative and Other Relationships, to our condensed consolidated financial statements included in this report.
Revenues from Anti-CD20 Therapeutic Programs
Genentech (Roche Group)
Our share of RITUXAN, including RITUXAN HYCELA, and GAZYVA collaboration operating profits in the U.S. and other revenues from anti-CD20 therapeutic programs are summarized in the table below. For purposes of this discussion, we refer to RITUXAN and RITUXAN HYCELA collectively as RITUXAN.
Biogen’s Share of Pre-tax Profits in the U.S. for RITUXAN and GAZYVA
The following tables provide a summary of amounts comprising our share of pre-tax profits in the U.S. for RITUXAN and GAZYVA:

	For the Three Months Ended June 30,
(In millions)	2019	2018
Product revenues, net	$1,165.0	$1,141.9
Cost and expenses	158.5	189.2
Pre-tax profits in the U.S.	1,006.5	952.7
Biogen's share of pre-tax profits	$377.2	$359.0

	For the Six Months Ended June 30,
(In millions)	2019	2018
Product revenues, net	$2,391.7	$2,238.1
Cost and expenses	331.4	342.9
Pre-tax profits in the U.S.	2,060.3	1,895.2
Biogen's share of pre-tax profits	$768.0	$708.6

For the three and six months ended June 30, 2019, compared to the same periods in 2018, the increases in U.S. product revenues, net were primarily due to increased net sales of RITUXAN in the U.S. of 1.8% and 6.5%, respectively. These increases in net sales of RITUXAN in the U.S. reflect selling price increases, partially offset by higher discounts and allowances.
Additionally, for the six months ended June 30, 2019, compared to the same period in 2018, the increase in net sales of RITUXAN in the U.S. reflects an increase in unit sales volume of 3%.
For the three and six months ended June 30, 2019, compared to the same periods in 2018, the increases in U.S. product revenues, net also reflects increases in GAZYVA unit sales volume of 7% and 9%, respectively.
For the three and six months ended June 30, 2019, compared to the same periods in 2018, the decreases in collaboration costs and expenses were primarily due to lower selling and marketing costs on RITUXAN and lower Branded Pharmaceutical Drug Fee expenses for RITUXAN and GAZYVA.
We are aware of anti-CD20 molecules, including biosimilar products, in development that if successfully developed and approved, may compete with RITUXAN. In 2018 the FDA approved a rituximab biosimilar in the U.S. A biosimilar of RITUXAN could come to market in the U.S. in the fourth quarter of 2019, which may adversely affect the pre-tax profits of our collaboration arrangements with Genentech, which would, in turn, adversely affect our co-promotion profits in the U.S. in future years.
Other Revenues from Anti-CD20 Therapeutic Programs
Other revenues from anti-CD20 therapeutic programs consist of royalty revenues on sales of OCREVUS and our share of pre-tax co-promotion profits from RITUXAN in Canada.
For the three and six months ended June 30, 2019, compared to the same periods in 2018, the increases in other revenues from anti-CD20 therapeutic programs were primarily due to sales growth of OCREVUS. Royalty revenues recognized on sales of OCREVUS for the three and six months ended June 30, 2019, totaled $182.7 million and $294.3 million, respectively, compared to $112.9 million and $189.6 million, respectively, in the prior year comparative periods.
OCREVUS royalty revenues are based on our estimates from third party and market research data of OCREVUS sales occurring during the corresponding period. Differences between actual and estimated royalty revenues will be adjusted for in the period in which they become known, which is expected to be the following quarter. Royalty revenues recognized on sales of OCREVUS for the three months ended June 30, 2019, reflect the favorable impact of an approximately $17 million change in estimate related to sales in the first quarter of 2019.
For additional information on our collaboration arrangements with Genentech, including information regarding the pre-tax profit-sharing formula and its impact on future revenues from anti-CD20 therapeutic programs, please read Note 19, Collaborative and Other Relationships, to our consolidated financial statements included in our 2018 Form 10-K.
Other Revenues
Other revenues are summarized as follows:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
(In millions, except percentages)	2019		2018		2019		2018
Revenues from collaborative and other relationships	$52.1	32.6%	$12.2	11.2%	$76.5	16.9%	$25.4	9.3%
Other royalty and corporate revenues	107.9	67.4%	96.4	88.8%	375.9	83.1%	247.6	90.7%
Total other revenues	$160.0	100.0%	$108.6	100.0%	$452.4	100.0%	$273.0	100.0%
Revenues from Collaborative and Other Relationships
Revenues from collaborative and other relationships primarily include revenues from our technical development services and manufacturing agreements with Samsung Bioepis and royalty revenues on biosimilar products from Samsung Bioepis.
Following the closing of the proposed divestiture of our Hillerød, Denmark manufacturing operations, which we expect to occur in the third quarter of 2019, FUJIFILM will assume responsibility for the manufacture of clinical and commercial quantities of bulk drug substance of biosimilar products for Samsung Bioepis; and we will no longer recognize revenues earned under our technical development services and manufacturing agreements with Samsung Bioepis.
For the three and six months ended June 30, 2019, we recognized $52.2 million and $77.0 million, respectively, in revenues related to the services described above provided to Samsung Bioepis, compared to $14.7 million and $32.6 million, respectively, in the prior year comparative periods. Revenue recognized related to these services totaled $96.4 million for the year ended December 31, 2018.

For additional information on our collaborative and other relationships, including revenues recognized under our technical development services and manufacturing agreements with Samsung Bioepis, please read Note 17, Collaborative and Other Relationships, to our condensed consolidated financial statements included in this report.

Other Royalty and Corporate Revenues
We receive royalties from net sales on products related to patents that we have out-licensed and we record other corporate revenues primarily from amounts earned under contract manufacturing agreements.
For the three and six months ended June 30, 2019, compared to the same periods in 2018, the increases in other royalty and corporate revenues were primarily due to higher contract manufacturing revenues, partially offset by the reduction in royalty revenues due to the expiration of certain of our patents.
For the six months ended June 30, 2019, compared to the same period in 2018, the increase in other royalty and corporate revenues was also due to $241.3 million in revenues recognized under the manufacturing and supply agreement with Bioverativ Inc. (Bioverativ) entered into in connection with the spin-off of our hemophilia business, compared to $94.6 million recognized in the prior year comparative period. The increase in Bioverativ revenues over the prior year comparative period was due to sales of the remaining hemophilia inventory on hand.
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
Reserves for discounts, contractual adjustments and returns that reduced gross product revenues are summarized as follows:
For the three and six months ended June 30, 2019, reserves for discounts and allowances as a percentage of gross product revenues were 23.1% in both periods, compared to 23.2% and 23.7%, respectively, in the prior year comparative periods.
Discounts
Discounts include trade term discounts and wholesaler incentives.
For the three and six months ended June 30, 2019, compared to the same periods in 2018, the decreases in discounts were primarily due to changes in wholesaler invoicing in certain European markets.
Contractual Adjustments
Contractual adjustments primarily relate to Medicaid and managed care rebates, co-payment assistance, Veterans Administration, Public Health Service discounts, specialty pharmacy program fees and other government rebates or applicable allowances.

For the three and six months ended June 30, 2019, compared to the same periods in 2018, the increases in contractual adjustments were primarily due to higher managed care rebates and governmental rebates in the U.S. as well as higher governmental rebates and allowances in the rest of world, due in part to increases in SPINRAZA sales volumes worldwide, partially offset by decreases in Medicaid rebates in the U.S.
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
For the three and six months ended June 30, 2019, compared to the same periods in 2018, return reserves were relatively consistent.
For additional information on our revenue reserves, please read Note 4, Revenues, to our condensed consolidated financial statements included in this report.
Cost and Expenses
A summary of total cost and expenses is as follows:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
(In millions, except percentages)	2019	2018	Change %	2019	2018	Change %
Cost of sales, excluding amortization and impairment of acquired intangible assets	$476.3	$421.0	13.1%	$1,078.3	$867.0	24.4%
Research and development	484.8	981.0	(50.6)%	1,048.5	1,477.7	(29.0)%
Selling, general and administrative	587.6	516.2	13.8%	1,155.3	1,017.5	13.5%
Amortization and impairment of acquired intangible assets	70.1	107.4	(34.7)%	138.3	211.3	(34.5)%
Collaboration profit (loss) sharing	63.5	39.2	62.0%	121.6	81.7	48.8%
Loss on assets and liabilities held for sale	(2.3)	—	**	113.2	—	**
(Gain) loss on fair value remeasurement of contingent consideration	(20.0)	1.9	**	(8.5)	(3.7)	**
Restructuring charges	0.8	1.6	(50.0)%	1.2	3.2	(62.5)%
Acquired in-process research and development	—	75.0	(100.0)%	—	85.0	(100.0)%
Total cost and expenses	$1,660.8	$2,143.3	(22.5)%	$3,647.9	$3,739.7	(2.5)%
** Percentage not meaningful.

Cost of Sales, Excluding Amortization and Impairment of Acquired Intangible Assets
Product Cost of Sales
For the three and six months ended June 30, 2019, compared to the same periods in 2018, the increases in product cost of sales were primarily due to higher contract manufacturing shipments, increased sales of our biosimilar products and an increase in inventory amounts written down as a result of excess, obsolescence, unmarketability or other reasons. These increases were partially offset by lower product cost of sales associated with our MS products.
For the six months ended June 30, 2019, compared to the same period in 2018, the increase in product cost of sales was also due to the sale to Bioverativ of most of the remaining hemophilia-related inventory on hand with a cost basis totaling $173.5 million in the first quarter of 2019, pursuant to the terms of the manufacturing and supply agreement with Bioverativ entered into in connection with the spin-off of our hemophilia business.
Royalty Cost of Sales
For the three and six months ended June 30, 2019, compared to the same periods in 2018, the decreases in royalty cost of sales were primarily due to a decrease in royalties payable on sales of TYSABRI resulting from the expiration of certain third party royalties, partially offset by increased royalties payable on higher sales of SPINRAZA and IMRALDI.

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
Research and development expense incurred in support of our marketed products includes costs associated with product lifecycle management activities including, if applicable, costs associated with the development of new indications for existing products. Late stage programs are programs in Phase 3 development or in registration stage. Early stage programs are programs in Phase 1 or Phase 2 development. Research and discovery represent costs incurred to support our discovery research and translational science efforts. Costs are reflected in the development stage based upon the program status when incurred. Therefore, the same program could be reflected in different development stages in the same year. For several of our programs, the research and development activities are part of our collaborative and other relationships. Our costs reflect our share of the total costs incurred.
For the three and six months ended June 30, 2019, compared to the same periods in 2018, the decreases in research and development expense were primarily due to decreases in milestone and upfront expenses. These decreases were partially offset by increases in costs incurred in connection with our early stage programs. The decrease in milestone and upfront expenses was primarily related to the closing of the 2018 Ionis Agreement, as discussed below.
Additionally, for the three months ended June 30, 2019, compared to the same period in 2018, the decrease in research and development expense was due to a decrease in costs incurred in connection with our late stage programs.
We intend to continue committing significant resources to targeted research and development opportunities where there is a significant unmet need and where a drug candidate has the potential to be highly differentiated.
Milestone and Upfront Expenses
For the three and six months ended June 30, 2019, compared to the same periods in 2018, the decreases in milestone and upfront expenses were primarily due to the prior year recognition of a $486.2 million net charge to research and development expense upon the closing of the 2018 Ionis Agreement, which was a new 10-year exclusive agreement with Ionis to develop novel antisense oligonucleotide drug candidates for a broad range of neurological diseases.
Milestone and upfront expenses for the six months ended June 30, 2019, also reflected the recognition of a $38.5 million charge to research and development expense upon entering into our collaboration and research development services agreement with Skyhawk.

Late Stage Programs
For the three months ended June 30, 2019, compared to the same period in 2018, the decrease in spending associated with our late stage programs was primarily due to:

•	the discontinuation of the global Phase 3 trials of aducanumab, net of Eisai reimbursement;

•	lower spend related to the development of diroximel fumarate (BIIB098) in MS pursuant to our license and collaboration agreement with Alkermes Pharma Ireland Limited, a subsidiary of Alkermes plc; and

•	lower spend related to the development of elenbecestat (E2609) in AD pursuant to our collaboration arrangement with Eisai.
This decrease was partially offset by an increase in spending related to the development of:

•	BAN2401 (Aβ mAb) in early AD pursuant to our collaboration arrangement with Eisai, which was advanced to a late stage program in the first quarter of 2019;

•	BIIB093 (glibenclamide IV) in large hemispheric infarction (LHI), which was advanced to a late stage program in the third quarter of 2018; and

•	BIIB067 (tofersen) in ALS, which was advanced to a late stage program in the first quarter of 2019.
In March 2019 we and Eisai announced the decision to discontinue the global Phase 3 trials, ENGAGE and EMERGE, of aducanumab. As a result of this decision, in the first quarter of 2019, we accrued approximately $45.0 million related to the termination of various clinical trials and research and development contracts net of the expected 45% Eisai reimbursement of development costs incurred by the collaboration for the advancement of aducanumab.
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

Early Stage Programs
For the three and six months ended June 30, 2019, compared to the same periods in 2018, the increases in spending related to our early stage programs were primarily due to the development of:

•	BIIB092 (gosuranemab) in PSP pursuant to our license agreement with Bristol-Myers Squibb Company;

•	BIIB054 (α-synuclein mAb) in Parkinson's disease; and

•	BIIB104 (AMPA) in cognitive impairment associated with schizophrenia (CIAS).
These increases were partially offset by a decrease in costs associated with:

•	the development of BIIB074 (vixotrigine) in trigeminal neuralgia (TGN);

•	the advancement of BIIB093 in LHI to a late stage program in the third quarter of 2018;

•	the advancement of tofersen in ALS to a late stage program in the first quarter of 2019;

•	our decision in October 2018 to discontinue development of vixotrigine for the treatment of painful lumbosacral radiculopathy; and

•
our decision in December 2018 to discontinue development of BIIB087, an investigational AAV-based gene therapy for the treatment of X-linked retinoschisis, and BIIB088, an investigational AAV-based gene therapy for the treatment of XLRP, upon the termination of our collaboration agreement with Applied Genetic Technologies Corporation.

Selling, General and Administrative
For the three and six months ended June 30, 2019, compared to the same periods in 2018, the increases in selling, general and administrative expense were primarily due to acquisition related charges incurred in connection with our recent acquisition of NST totaling $33.4 million, including $18.4 million of stock-based compensation expense associated with the accelerated vesting of stock options previously granted to NST employees for post-combination services performed, an increase in legal and patent fees and an increase in commercialization costs, primarily related to SPINRAZA, as we continued to expand into new international markets.
Selling, general and administrative expense for the three months ended June 30, 2019, also reflects a decrease in operational spending associated with our pre-commercialization costs related to our AD programs following the discontinuation of the global Phase 3 trials of aducanumab in March 2019.
Selling, general and administrative expense for the six months ended June 30, 2019, also reflects an increase in corporate giving, partially offset by a decrease in operational spend on ZINBRYTA subsequent to the voluntary worldwide withdrawal of ZINBRYTA for RMS, which we and AbbVie Inc. announced in March 2018.

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
Our most recent long-range planning cycle was completed in the second quarter of 2019. The results of our TYSABRI, AVONEX, SPINRAZA and TECFIDERA analyses were impacted by changes in the estimated timing and impact of other alternative MS formulations, including OCREVUS. The outcome of this most recent analysis resulted in a net overall decrease in our expected rate of amortization for acquired intangible assets, which was primarily related to higher expected lifetime revenues of TYSABRI.
Amortization and impairment of acquired intangible assets for the three and six months ended June 30, 2019, compared to the same periods in 2018, decreased primarily due to a net overall decrease in our expected rate of amortization for acquired intangible assets. This decrease was primarily due to lower amortization subsequent to the impairment in the fourth quarter of 2018 of the U.S. license to Forward Pharma A/S' (Forward Pharma) intellectual property, including Forward Pharma's intellectual property related to TECFIDERA, and higher expected lifetime revenues of TYSABRI. For the three and six months ended June 30, 2019 and 2018, we had no impairment charges.
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
IPR&D related to Business Combinations
IPR&D represents the fair value assigned to research and development assets that we acquired as part of a business combination and had not yet reached technological feasibility at the date of acquisition. We review amounts capitalized as acquired IPR&D for impairment annually, as of October 31, and whenever events or changes in circumstances indicate to us that the carrying value of the assets might not be recoverable.
Overall, the value of our acquired IPR&D assets is dependent upon many variables, including estimates of future revenues and the effects of competition, our ability to secure sufficient pricing in a competitive market, our ability to confirm safety and efficacy based on data from clinical trials and regulatory feedback, the level of anticipated development costs and the probability and timing of successfully advancing a particular research program from one clinical trial phase to the next. We are continually reevaluating our estimates concerning these and other variables, including our life cycle management strategies, research and development priorities and development risk, changes in program and portfolio economics and related impact of foreign currency exchange rates and economic trends and evaluating industry and Company data regarding the productivity of clinical research and the development process. Changes in our estimates and prioritization of these items may result in a significant change to our valuation of our IPR&D assets.
For example, we have an IPR&D asset related to the development of vixotrigine in TGN. The TGN program has experienced numerous delays in development in the periods since we acquired the TGN program and the fair value of this asset is not significantly in excess of carrying value. In addition, we are currently testing vixotrigine in another mid-stage clinical trial, in a different neuropathic pain indication, for which we also have an IPR&D asset. Data from that trial may affect the economic value of vixotrigine and the IPR&D assets for one or both programs could be impaired if assumptions used in determining their fair value change.
For additional information on the amortization and impairment of our acquired intangible assets, please read Note 6, Intangible Assets and Goodwill, to our condensed consolidated financial statements included in this report.
Collaboration Profit (Loss) Sharing
Collaboration profit (loss) sharing primarily includes our partner's 50% share of the profit or loss related to our biosimilars commercial agreement with Samsung Bioepis.
For the three and six months ended June 30, 2019, we recognized net profit-sharing expense of $63.4 million and $121.5 million, respectively, to reflect Samsung Bioepis' 50% sharing of the net collaboration profits, compared to $39.7 million and $83.5 million, respectively, in the prior year comparative periods. The increases in profit-sharing expense were primarily due to increased collaboration profits resulting from increased biosimilar sales.
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
For the six months ended June 30, 2019, we recorded a loss of approximately $174.5 million in our condensed consolidated statements of income. This estimated loss includes a pre-tax loss of $113.2 million, which reflects a $2.3 million decrease to our original estimate as of March 31, 2019, reflecting our current estimated fair value of the assets and liabilities held for sale, adjusting for our expected costs to sell our Hillerød, Denmark manufacturing operations of approximately $10.0 million and our estimate of the fair value of an adverse commitment of approximately $120.0 million associated with the guarantee of future minimum batch production at the Hillerød facility. The value of this adverse commitment was determined using a probability-weighted estimate of future manufacturing activity. In addition, we recorded a tax expense of $61.3 million related to the proposed transaction. Our total estimated loss is based on current exchange rates and business conditions, and any changes to these factors through the closing date of the transaction will result in adjustments to the carrying values of the related assets and liabilities as well as a corresponding adjustment to the loss amount recognized on the sale.
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

The proposed transaction remains subject to certain closing conditions. We expect to complete the proposed transaction in the third quarter of 2019.
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
Changes in the fair value remeasurement of contingent consideration for the three and six months ended June 30, 2019, were primarily due to changes in the probability and expected timing of achieving certain development milestones, partially offset by a decrease in interest rates used to revalue our contingent consideration liabilities and the passage of time.

Acquired In-Process Research and Development
BIIB104 Acquisition
In April 2018 we acquired BIIB104 from Pfizer. BIIB104 is a first-in-class, Phase 2b AMPA receptor potentiator for CIAS. In connection with the closing of this transaction, we made an upfront payment of $75.0 million to Pfizer, which was recorded as acquired IPR&D in our condensed consolidated statements of income as BIIB104 has not yet reached technological feasibility.
BIIB100 Acquisition
In January 2018 we acquired BIIB100 from Kayropharm. BIIB100 is a Phase 1 investigational oral compound for the treatment of certain neurological and neurodegenerative diseases, primarily in ALS. In connection with the closing of this transaction, we made an upfront payment of $10.0 million to Karyopharm, which was recorded as acquired IPR&D in our condensed consolidated statements of income as BIIB100 has not yet reached technological feasibility.
For additional information on our acquisitions of BIIB104 and BIIB100, please read Note 2, Acquisitions, to our consolidated financial statements included in our 2018 Form 10-K.

Other Income (Expense), Net
For the three months ended June 30, 2019, compared to the same period in 2018, the change in other income (expense), net primarily reflects net losses totaling $173.4 million recognized on our investments related to our holdings in equity and debt securities, compared to net gains totaling $5.3 million in the prior year comparative period. The net losses recognized during the three months ended June 30, 2019, primarily reflect a decrease in the fair value in our investment in Ionis common stock from March 31, 2019, and a loss recognized on our sale of a portion of our investment in Ionis common stock during the second quarter of 2019 reflecting a decrease in fair value of the shares sold from March 31, 2019.
Proceeds from the sale of a portion of our shares of Ionis common stock in the second quarter of 2019 totaled approximately $213.3 million. The original cost basis of these shares upon acquisition in June 2018 totaled approximately $173.6 million.
For the six months ended June 30, 2019, compared to the same period in 2018, the change in other income (expense), net primarily reflects net gains totaling $203.0 million recognized on our investments related to our holdings in equity and debt securities, compared to net losses totaling $9.1 million in the prior year comparative period. The net gains recognized during the six months ended June 30, 2019, primarily reflect an increase in the fair value in our investment in Ionis common stock from December 31, 2018, partially offset by the loss recognized on our sale of a portion of our investment in Ionis common stock during the second quarter of 2019 reflecting a decrease in fair value of the shares sold from March 31, 2019.

Other income (expense), net for the six months ended June 30, 2019, also reflects an increase in the fair value of an investment in a non-marketable equity security from December 31, 2018, that was realized for a net gain of approximately $87.7 million upon sale in the second quarter of 2019.
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
For the three months ended June 30, 2019, compared to the same period in 2018, the decrease in our effective tax rate was primarily due to the combination of an internal reorganization of certain intellectual property rights related to the intercompany sale of the intellectual property (the effective tax rate decrease from this internal reorganization is not expected to recur post 2019) and a higher effective tax rate in 2018 resulting from the sale of inventory, the tax effect of which had been included within prepaid taxes at January 1, 2018, at a higher effective tax rate.
For the six months ended June 30, 2019, compared to the same period in 2018, the decrease in our effective tax rate was primarily due to the combination of the internal reorganization of certain intellectual property rights, offset by a $61.3 million tax expense related to the proposed divestiture of our subsidiary that owns our Hillerød, Denmark manufacturing operations and a higher effective tax rate in 2018 resulting from the sale of inventory, the tax effect of which had been included within prepaid taxes at January 1, 2018, at a higher effective tax rate.
Specifically in regard to the Hillerød, Denmark manufacturing operations, although we are recognizing a loss on the proposed divestiture of such subsidiary, the proposed divestiture requires us to write off certain deferred tax assets upon the classification of the operations as held for sale and results in a taxable gain in certain jurisdictions.
For additional information on the proposed divestiture of our Hillerød, Denmark manufacturing operations, please read Note 3, Divestitures, to our condensed consolidated financial statements included in this report.
For additional information on our uncertain tax positions and income tax rate reconciliation for the three and six months ended June 30, 2019 and 2018, please read Note 15, Income Taxes, to our condensed consolidated financial statements included in this report.
Equity in Loss of Investee, Net of Tax

In February 2012 we entered into a joint venture agreement with Samsung BioLogics, establishing an entity, Samsung Bioepis, to develop, manufacture and market biosimilar products.

In June 2018 we exercised our option under our joint venture agreement to increase our ownership percentage in Samsung Bioepis from approximately 5% to approximately 49.9%. The share purchase transaction was completed in November 2018 and, upon closing, we paid 759.5 billion South Korean won ($676.6 million) to Samsung BioLogics. As of June 30, 2019, our ownership percentage remained at approximately 49.9%.
We recognize our share of the results of operations related to our investment in Samsung Bioepis under the equity method of accounting one quarter in arrears when the results of the entity become available, which is reflected as equity in income (loss) of investee, net of tax in our condensed consolidated statements of income. During 2015, as our share of losses exceeded the carrying value of our initial investment, we suspended recognizing additional losses. In the first quarter of 2019 we restarted recognizing our share of Samsung Bioepis' income (losses), and we began recognizing amortization on certain basis differences resulting from our November 2018 investment.
Our joint venture partner, Samsung BioLogics, is currently subject to an ongoing criminal investigation that we continue to monitor. While this investigation could impact the operations of Samsung Bioepis and its business, we have assessed the value of our investment in Samsung Bioepis and continue to believe that the fair value of the investment is in excess of its net book value.
For the three and six months ended June 30, 2019, losses reflect our share of income totaling $5.5 million and losses totaling $8.5 million, respectively, and amortization of basis differences totaling $21.8 million and $36.5 million, respectively.
For additional information on our collaboration arrangement with Samsung Bioepis, please read Note 17, Collaborative and Other Relationships to our condensed consolidated financial statements included in this report.

Financial Condition, Liquidity and Capital Resources
Our financial condition is summarized as follows:

(In millions, except percentages)	As of June 30, 2019	As of December 31, 2018	Change %
Financial assets:
Cash and cash equivalents	$1,723.4	$1,224.6	40.7%
Marketable securities — current	1,228.8	2,313.4	(46.9)%
Marketable securities — non-current	1,309.3	1,375.9	(4.8)%
Total cash, cash equivalents and marketable securities	$4,261.5	$4,913.9	(13.3)%
Borrowings:
Notes payable	5,948.5	5,936.5	0.2%
Total borrowings	$5,948.5	$5,936.5	0.2%
Working capital:
Current assets	$7,909.8	$7,640.9	3.5%
Current liabilities	(3,210.9)	(3,295.2)	(2.6)%
Total working capital	$4,698.9	$4,345.7	8.1%
For the six months ended June 30, 2019, certain significant cash flows were as follows:

•	$3.4 billion in net cash flows provided by operating activities, net of:

◦	$295.1 million in total payments for income taxes;

◦	$74.0 million upfront payment made to Skyhawk upon entering into a collaboration and research and development services agreement; and

◦	$45.0 million upfront payment made to C4 Therapeutics (C4T) upon entering into a collaborative research and license agreement;

•	$3.1 billion used for share repurchases;

•	$744.4 million payment made for our acquisition of NST, net of cash acquired;

•	$314.0 million used for purchases of property, plant and equipment;

•	$309.7 million in proceeds received on sales of strategic investments; and

•	$300.0 million for the final contingent payment made to former shareholders of Fumapharm AG and holders of their rights.
For the six months ended June 30, 2018, certain significant cash flows were as follows:

•	$2.6 billion in net cash flows provided by operating activities, net of:

◦	$375.0 million upfront payment made to Ionis upon the closing of the 2018 Ionis Agreement and a $162.1 million charge reflecting the premium paid for the purchase of Ionis common stock; and

◦	$472.0 million in total payments for income taxes;

•	$3.0 billion used for share repurchases;

•	$900.0 million in contingent payments made to former shareholders of Fumapharm AG and holders of their rights;

•	$462.9 million payment made to Ionis reflecting the fair value of the common stock purchased upon the closing of the 2018 Ionis Agreement;

•	$381.5 million used for purchases of property, plant and equipment; and

•	$85.0 million in upfront payments made for our acquisitions of BIIB100 and BIIB104.
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
Share Repurchase Programs
In March 2019 our Board of Directors authorized our 2019 Share Repurchase Program, which is a program to repurchase up to $5.0 billion of our common stock. Our 2019 Share Repurchase Program does not have an expiration date. All share repurchases under our 2019 Share Repurchase Program will be retired. Under our 2019 Share Repurchase Program, we repurchased and retired approximately 3.9 million shares of our common stock at a cost of approximately $909.9 million during the three and six months ended June 30, 2019. Approximately $4.1 billion remained available under our 2019 Share Repurchase program as of June 30, 2019.
In August 2018 our Board of Directors authorized our 2018 Share Repurchase Program, which was a program to repurchase up to $3.5 billion of our common stock that was completed as of June 30, 2019. All share repurchases under our 2018 Share Repurchase Program were retired. Under our 2018 Share Repurchase Program, we repurchased and retired approximately 6.5 million and 8.9 million shares of our common stock at a cost of approximately $1.5 billion and $2.1 billion during the three and six months ended June 30, 2019, respectively.
In July 2016 our Board of Directors authorized a program to repurchase up to $5.0 billion of our common stock (2016 Share Repurchase Program), which was completed as of June 30, 2018. All share repurchases under our 2016 Share Repurchase Program were retired. Under our 2016 Share Repurchase Program, we repurchased and retired approximately 9.6 million and 10.5 million shares of our common stock at a cost of approximately $2.75 billion and $3.0 billion during the three and six months ended June 30, 2018, respectively.
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
As of June 30, 2019, we had cash, cash equivalents and marketable securities totaling approximately $4.3 billion compared to approximately $4.9 billion as of December 31, 2018. The net decrease in cash, cash equivalents and marketable securities at June 30, 2019 from December 31, 2018, was primarily due to cash used for share repurchases, cash used for our acquisition of NST, net purchases of property, plant and equipment, contingent payments made to former shareholders of Fumapharm AG and holders of their rights and upfront payments made to Skyhawk and C4T, partially offset by cash flows from operations.
Investments and other assets in our condensed consolidated balance sheet as of June 30, 2019 and December 31, 2018, includes the carrying value of our investment in Samsung Bioepis of $615.5 million and $680.6 million, respectively. As Samsung Bioepis is a privately-held entity, our ability to liquidate our investment in Samsung Bioepis may be limited and we may realize significantly less than the value of such investment. Investments and other assets, as of June 30, 2019 and December 31, 2018, also includes an asset of $333.4 million and $563.8 million, respectively, reflecting the fair value of the long-term portion of our investment in Ionis common stock, which is subject to certain holding period restrictions.
For additional information on our acquisition of NST, please read Note 2, Acquisitions, to our condensed consolidated financial statements included in this report. For additional information on our collaboration arrangements with Skyhawk and Samsung Bioepis, please read Note 17, Collaborative and Other Relationships, to our condensed consolidated financial statements included in this report. For additional information on our collaboration arrangements with Ionis and C4T, please read Note 19, Collaborative and Other Relationships, to our consolidated financial statements included in our 2018 Form 10-K.
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
During the third quarter of 2015, we entered into a $1.0 billion, five-year senior unsecured revolving credit facility under which we are permitted to draw funds for working capital and general corporate purposes. The terms of the revolving credit facility include a financial covenant that requires us not to exceed a maximum consolidated leverage ratio. As of June 30, 2019, we had no outstanding borrowings and were in compliance with all covenants under this facility.
For a summary of the fair and carrying values of our outstanding borrowings as of June 30, 2019 and December 31, 2018, please read Note 7, Fair Value Measurements, to our condensed consolidated financial statements included in this report.
Working Capital
Working capital is defined as current assets less current liabilities. The change in working capital at

June 30, 2019, from December 31, 2018, reflects an increase in total current assets of approximately $268.9 million and a decrease in total current liabilities of approximately $84.3 million.
The net increase in total current assets was primarily driven by the reclassification of assets associated with the proposed divestiture of our Hillerød, Denmark manufacturing operations, a reclassification of a portion of our investment in Ionis common stock and an increase in prepaid taxes, partially offset by a decrease in net cash, cash equivalents and marketable securities, as described above, and a decrease in inventory resulting from the sale of hemophilia-related inventory to Bioverativ.
The net decrease in current liabilities was primarily due to a reduction in accrued expenses and other, partially offset by an increase in income taxes payable and a reclassification of deferred tax liabilities to liabilities held for sale in relation to our proposed divestiture of our Hillerød, Denmark manufacturing operations. The net decrease in accrued expenses and other was primarily related to a decrease in the accrual of contingent payments related to FUMADERM and TECFIDERA, a decrease in the accrual for employee compensation and benefits and the $45.0 million upfront payment made to C4T, which was accrued as of December 31, 2018.
Cash Flows
The following table summarizes our cash flow activity:

	For the Six Months Ended June 30,
(In millions, except percentages)	2019	2018	% Change
Net cash flows provided by operating activities	$3,423.5	$2,556.4	33.9%
Net cash flows provided by investing activities	$128.0	$198.1	(35.4)%
Net cash flows used in financing activities	$(3,055.0)	$(3,060.1)	(0.2)%
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

unrealized gain (loss) on strategic investments, acquired IPR&D and share-based compensation;

•
changes in operating assets and liabilities which reflect timing differences between the receipt and payment of cash associated with transactions and when they are recognized in results of operations; and

•	changes in the fair value of contingent payments associated with our acquisitions of businesses and payments related to collaborations.

For the six months ended June 30, 2019, compared to the same period in 2018, net cash flows provided by operating activities increased primarily due to higher net income and the $375.0 million upfront payment made to Ionis upon the closing of the 2018 Ionis Agreement and a $162.1 million charge reflecting the premium paid for the purchase of Ionis common stock in the prior year comparative period, partially offset by the changes in working capital, as discussed above.
Investing Activities
For the six months ended June 30, 2019, compared to the same period in 2018, the decrease in net cash flows provided by investing activities was primarily due to a decrease in net proceeds related to marketable securities and the cash used for our acquisition of NST. These amounts were partially offset by a decrease in contingent payments made to former shareholders of Fumapharm AG and holders of their rights, the $462.9 million payment made to Ionis reflecting the fair value of the common stock purchased upon the closing of the 2018 Ionis Agreement in the prior year comparative period and the proceeds received in the second quarter of 2019 on sales of strategic investments.
Financing Activities
For the six months ended June 30, 2019, compared to the same period in 2018, the decrease in net cash flows used in financing activities was primarily due to the net distribution to noncontrolling interests reflecting the payment made to Neurimmune SubOne AG in 2018 in exchange for a 5% reduction in royalty rates payable, offset by an increase in cash used for share repurchases.
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
Contingent Development, Regulatory and Commercial Milestone Payments
Based on our development plans as of June 30, 2019, we could make potential future milestone payments to third parties of up to approximately $6.7 billion, including approximately $1.0 billion in development milestones, approximately $1.5 billion in regulatory milestones and approximately $4.2 billion in commercial milestones, as part of our various collaborations, including licensing and development programs. Payments under these agreements generally become due and payable upon achievement of certain development, regulatory or commercial milestones. Because the achievement of these milestones was not considered probable as of June 30, 2019, such contingencies have not been recorded in our financial statements. Amounts related to contingent milestone payments are not considered contractual obligations as they are contingent on the successful achievement of certain development, regulatory approval or commercial milestones.
Provided various development, regulatory or commercial milestones are achieved, we anticipate that we may pay approximately $198.0 million of milestone payments during the remainder of 2019.
Other Funding Commitments
As of June 30, 2019, we have several ongoing clinical studies in various clinical trial stages. Our most significant clinical trial expenditures are to contract research organizations (CROs). The contracts with CROs are generally cancellable, with notice, at our option. We recorded accrued expenses of approximately $45.0 million in our condensed consolidated balance sheet for expenditures incurred by CROs as of June 30, 2019. We have approximately $474.0 million in cancellable future commitments based on existing CRO contracts as of June 30, 2019.
Tax Related Obligations
We exclude liabilities pertaining to uncertain tax positions from our summary of contractual obligations as we cannot make a reliable estimate of the period of cash settlement with the respective taxing authorities. As of June 30, 2019, we have approximately $122.4 million of liabilities associated with uncertain tax positions.
As of both June 30, 2019 and December 31, 2018, we have accrued income tax liabilities of $697.0 million under a one-time mandatory deemed repatriation tax on accumulated foreign subsidiaries' previously untaxed foreign earnings (the Transition Toll Tax). Of the amounts accrued as of June 30, 2019, no amounts are expected to be paid within one year due to a $87.0 million carryforward of taxes paid in relation to the company's 2017 tax return. The Transition Toll Tax will be paid in installments over an eight-year period, which started in 2018, and will not accrue interest.

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

Assets and Liabilities Held For Sale
Upon determining that a long-lived asset or disposal group meets the criteria to be classified as held for sale, we cease depreciation and separately present such assets and liabilities of the disposal group in our condensed consolidated balance sheet. We initially measure a long-lived asset or disposal group that is classified as held for sale at the lower of its carrying value or fair value less any costs to sell. Any loss resulting from this measurement is recognized in the period in which the held for sale criteria are met. Conversely, gains are not recognized on the sale of a long-lived asset or disposal group until the date of sale. We assess the fair value of a long-lived asset or disposal group less any costs to sell each reporting period it remains classified as held for sale and recognize any subsequent changes as an adjustment to the carrying value of the asset or disposal group, as long as the remeasured carrying value does not exceed the carrying value less costs to sell of the asset or disposal group at the time it was initially classified as held for sale.
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
Foreign Currency Exchange Risk
Our results of operations are subject to foreign currency exchange rate fluctuations due to the global nature of our operations. We have operations or maintain distribution relationships in the U.S., Europe, Canada, Asia and Central and South America. In addition, we recognize our share of pre-tax co-

promotion profits on RITUXAN in Canada. As a result, our condensed consolidated financial position, results of operations and cash flows can be affected by market fluctuations in foreign currency exchange rates, primarily with respect to the Euro, British pound sterling, Canadian dollar, Swiss franc, Danish krone, Japanese yen and South Korean won.
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
During the second quarter of 2018 the International Practices Task Force of the Center for Audit Quality categorized Argentina as a country with a projected three-year cumulative inflation rate greater than 100%, which indicated that Argentina's economy is highly inflationary. This categorization did not have a material impact on our results of operations or financial position as of June 30, 2019, and is not expected to have a material impact on our results of operations or financial position in the future.
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
The following quantitative information includes the impact of currency movements on forward contracts used in our revenue, operating expense and balance sheet hedging programs. As of June 30, 2019 and December 31, 2018, a hypothetical adverse 10% movement in foreign currency exchange rates compared to the U.S. dollar across all maturities would result in a hypothetical decrease in the fair value of forward contracts of approximately $330.0 million and $290.0 million, respectively. The estimated fair value change was determined by measuring the impact of the hypothetical exchange rate movement on outstanding forward contracts. Our use of this methodology to quantify the market risk of such instruments is subject to assumptions and actual impact could be significantly different. The quantitative information about market risk is limited because it does not take into account all foreign currency operating transactions.
Net Investment Hedge Program
Our net investment hedging program is designed to mitigate currency fluctuations between the U.S. dollar and the South Korean won as a result of exercising our option to increase our ownership percentage in Samsung Bioepis to approximately 49.9%. We entered into foreign currency forward contracts to manage the foreign currency risk with our forward contracts used to hedge changes in the spot rate over the next four months. As of June 30, 2019 and December 31, 2018, a hypothetical adverse 10% movement would result in a hypothetical decrease in fair value of approximately $62.0 million and $64.0 million, respectively. The estimated fair value was determined by measuring the impact of the hypothetical spot rate movement on outstanding forward contracts.
Interest Rate Risk
Our investment portfolio includes cash equivalents and short-term investments. The fair value of our marketable securities is subject to change as a result of potential changes in market interest rates. The potential change in fair value for interest rate sensitive instruments has been assessed on a hypothetical 100 basis point adverse movement across all maturities. As of June 30, 2019 and December 31, 2018, we estimate that such hypothetical 100 basis point adverse movement would result in a hypothetical loss in fair value of approximately $18.0 million and $19.0 million, respectively, to our interest rate sensitive instruments. The fair values of our investments were determined using third-party pricing services or other market observable data.
To achieve a desired mix of fixed and floating interest rate debt, we entered into interest rate swap contracts during 2015 for certain of our fixed-rate debt. These derivative contracts effectively converted a fixed-rate interest coupon to a floating-rate LIBOR-based coupon over the life of the respective note. As of June 30, 2019 and December 31, 2018, a 100 basis-point adverse movement (increase in LIBOR) would increase annual interest expense by approximately $6.8 million.
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
We believe that our allowance for doubtful accounts was adequate as of June 30, 2019 and December 31, 2018. However, if significant changes occur in the availability of government funding or the reimbursement practices of these or other governments, we may not be able to collect on amounts due to us from customers in such countries and our results of operations could be adversely affected.
Item 4.    Controls and Procedures
Disclosure Controls and Procedures and Internal Control over Financial Reporting
Controls and Procedures
We have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of June 30, 2019. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that (a) the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and (b) such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II — OTHER INFORMATION
Item 1.    Legal Proceedings
For a discussion of legal proceedings as of June 30, 2019, please read Note 19, Litigation, to our unaudited condensed consolidated financial statements included in this report, which is incorporated into this item by reference.
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

•
the introduction of a new gene therapy product that was approved in the U.S. in May 2019 for the treatment of SMA, and other products in development that, if successfully developed and approved, may compete with SPINRAZA in the SMA market, including potential oral products;

•	our limited marketing experience within certain SMA markets, which may impact our ability to develop additional relationships with the associated medical and scientific community; and

•	the lack of readiness of healthcare providers to treat patients with SMA.
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
In the SMA market, we face competition from a gene therapy product that was approved in the U.S. in May 2019 for the treatment of SMA. Future sales of SPINRAZA may be adversely affected by the commercialization of this competing product.
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
We are increasingly dependent upon technology systems and data to operate our business. Our ability to effectively manage our business depends on the security, reliability and adequacy of our technology systems and data. A breakdown, invasion, corruption, destruction or breach of our technology systems and/or unauthorized access to our data and information could subject us to liability or negatively impact the operation of our business. Our technology systems continue to increase in multitude and complexity, making them potentially vulnerable to breakdown, malicious intrusion and random attack. Likewise, data privacy or security breaches by individuals authorized to access our technology systems or others may pose a risk that sensitive data, including intellectual property, trade secrets or personal information belonging to us, our patients, customers or other business partners, may be exposed to unauthorized persons or to the public. Cyber-attacks are increasing in their frequency, sophistication and intensity, and are becoming increasingly difficult to detect. They are often carried out by motivated, well-resourced, skilled and persistent actors, including nation states, organized crime groups, “hacktivists” and employees or contractors acting with malicious intent. Cyber-attacks could include the deployment of harmful malware and key loggers, ransomware, a denial-of-service attack, a malicious website, the use of social engineering and other means to affect the confidentiality, integrity and availability of our technology systems and data. Cyber-attacks could also include supply chain attacks, which could cause a delay in the manufacturing of our products or products produced for contract manufacturing. Our key business partners face similar risks and any security breach of their systems could adversely affect our security posture. While we continue to build and improve our systems and infrastructure, including our business continuity plans, there can be no assurance that our efforts will prevent breakdowns or breaches in our systems that could adversely affect our business and operations and/or result in the loss of critical or sensitive information, which could result in financial, legal, business, operational or reputational harm to us, loss of competitive advantage or loss of consumer confidence. In addition, our liability insurance may not be sufficient in type or amount to cover us against claims related to security breaches, cyber-attacks and other related breaches.
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
We depend on relationships with collaborators, joint venture partners and other third parties for revenues, and for the development, regulatory approval, commercialization and marketing of certain of our products and product candidates, which are outside of our full control.
We rely on a number of significant collaborative and other third-party relationships, including joint venture partners, for revenues, and for the development, regulatory approval, commercialization and marketing of certain of our products and product candidates. We also outsource to third parties certain aspects of our regulatory affairs and clinical development relating to our products and product candidates. Reliance on collaborative and other third-party relationships, including joint venture partners, subjects us to a number of risks, including:

•	we may be unable to control the resources our collaborators, joint venture partners or third parties devote to our programs, products or product candidates;

•
disputes may arise under an agreement, including with respect to the achievement and payment of milestones or ownership of rights to technology developed with our collaborators, joint venture partners or other third parties, and the underlying agreement with our collaborators, joint venture partners or other third parties may fail to provide us with significant protection or may fail to be effectively enforced if the collaborators, joint ventures partners or third parties fail to perform;

•
the interests of our collaborators, joint venture partners or third parties may not always be aligned with our interests, and such parties may not pursue regulatory approvals or market a product in the same manner or to the same extent that we would, which could adversely affect our revenues;

•
third-party relationships, joint ventures and collaborations often require the parties to cooperate, and failure to do so effectively could adversely affect product sales, or the clinical development or regulatory approvals of products under joint control, could result in termination of the research, development or commercialization of product candidates or could result in litigation or arbitration;

•
any failure on the part of our collaborators, joint venture partners or other third parties to comply with applicable laws and regulatory requirements in the marketing, sale and maintenance of the marketing authorization of our products or to fulfill any responsibilities our collaborators, joint venture partners or other third parties may have to protect and enforce any intellectual property rights underlying our products could have an adverse effect on our revenues as well as involve us in possible legal proceedings; and

•
any improper conduct or actions on the part of our collaborators, joint venture partners or other third parties could subject us to civil or criminal investigations and monetary and injunctive penalties, and could adversely impact our ability to conduct business, our operating results and our reputation.

Given these risks, there is considerable uncertainty regarding the success of our current and future collaborative efforts. If these efforts fail, our product development or commercialization of new products could be delayed, or revenues from products could decline and/or we may not realize the anticipated benefits of the collaboration arrangements and/or joint ventures.
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
We are increasing our presence in international markets, particularly emerging markets, subjecting us to many risks that could adversely affect our business and revenues. There is no guarantee that our efforts and strategies to expand sales in international markets will succeed. Emerging market countries may be especially vulnerable to periods of global and local political, legal, regulatory and financial instability and may have a higher incidence of corruption and fraudulent business practices. Further, certain countries may require local clinical trial data as part of the drug registration process in addition to global clinical trials, which can add to overall drug development and registration timelines. We may also be required to increase our reliance on third-party agents and unfamiliar operations and arrangements previously utilized by companies we partner or collaborate with or acquire in emerging markets.
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
Our success is dependent upon our ability to attract and retain qualified management and key personnel in a highly competitive environment. Qualified individuals are in high demand, and we may incur significant costs to attract them, particularly at the executive level. We may face difficulty in attracting and retaining key talent for a number of reasons, including management changes, the underperformance or discontinuation of one or more late stage programs or recruitment by competitors. We cannot ensure that we will be able to hire or retain the personnel necessary for our operations or that the loss of any such personnel will not have a material impact on our financial condition and results of operations.
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

•
Global Bulk Supply Risks. We rely on our principal manufacturing facilities for the production of drug substance for our large molecule products and product candidates. Our global bulk supply of these products and product candidates depends on the uninterrupted and efficient operation of these facilities, which could be adversely affected by equipment failures, labor shortages, natural disasters, power failures, cyber-attacks and numerous other factors.

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
Our success in commercializing biosimilars developed by Samsung Bioepis is subject to a number of risks, including:

•
Reliance on Third Parties. We are dependent on the efforts of Samsung Bioepis and other third parties over whom we have limited or no control in the development and manufacturing of biosimilars products. In addition, if the proposed divestiture of our Hillerød, Denmark manufacturing operations is completed, we will be dependent on FUJIFILM for the manufacture of biosimilar products. If Samsung Bioepis, FUJIFILM or other third parties fail to perform successfully, we may not realize the anticipated benefits of our investment in Samsung Bioepis;

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

•
Ability to Provide Adequate Supply. Manufacturing biosimilars is complex. If we encounter any manufacturing or supply chain difficulties, we may be unable to meet higher than anticipated demand. In addition, if the proposed divestiture of our Hillerød, Denmark manufacturing operations is completed, we will be dependent on FUJIFILM for the manufacture of biosimilar products. FUJIFILM may not perform their obligations in a timely and cost-effective manner or in compliance with applicable regulations and may be unable or unwilling to increase production capacity commensurate with demand for our existing or future biosimilar products;

•
Competitive Challenges. Biosimilar products face significant competition, including from innovator products and from biosimilar products offered by other companies. In some jurisdictions, local tendering processes may restrict biosimilar products from being marketed and sold in those jurisdictions. The number of competitors in a jurisdiction, the timing of approval and the ability to market biosimilar products successfully in a timely and cost-effective manner are additional factors that may impact our success and/or the success of Samsung Bioepis in this business area; and

•
Legal and Regulatory Requirements. Any improper conduct or actions on the part of Samsung Bioepis or our joint venture partner, Samsung BioLogics, could damage our reputation and be distracting to management. In particular, Samsung BioLogics is currently subject to an ongoing criminal investigation, which may impact the operations of Samsung Bioepis and its business or divert the attention of the Samsung Bioepis management team from its ongoing operations and business.

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
Our quarterly revenues, expenses and net income (loss) have fluctuated in the past and are likely to fluctuate significantly in the future due to the risks described in these Risk Factors as well as the timing of charges and expenses that we may take. We have recorded, or may be required to record, charges that include:

•	the cost of restructurings or other initiatives to streamline our operations and reallocate resources;

•	impairments with respect to investments, fixed assets and long-lived assets, including IPR&D and other intangible assets;

•	inventory write-downs for failed quality specifications, charges for excess or obsolete inventory and charges for inventory write downs relating to product suspensions, expirations or recalls;

•	changes in the fair value of contingent consideration;

•	bad debt expenses and increased bad debt reserves;

•	outcomes of litigation and other legal or administrative proceedings, regulatory matters and tax matters;

•	milestone payments under license and collaboration agreements;

•	payments in connection with acquisitions and other business development activities; and

•	failure to meet certain contractual commitments, including, for example, the minimum batch production commitment guarantees we have provided as part of the proposed transaction with FUJIFILM.
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
As a global biopharmaceutical company, we are subject to taxation in numerous countries, states and other jurisdictions. As a result, our effective tax rate is derived from a combination of applicable tax rates in the various places that we operate. In preparing our financial statements, we estimate the amount of tax that will become payable in each of such places. Our effective tax rate, however, may be different than experienced in the past due to numerous factors, including changes in the mix of our profitability from country to country, the results of examinations and audits of our tax filings, adjustments to the value of our uncertain tax positions, changes in accounting for income taxes and changes in tax laws, including the Tax Cuts and Jobs Act of 2017 (2017 Tax Act) and the Swiss Federal Act on Tax Reform and AHV Financing (TRAF). Any of these factors could cause us to experience an effective tax rate significantly different from previous periods or our current expectations.
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
The TRAF will result in significant changes to the Swiss cantonal income tax system. These changes include the elimination of historic favorable cantonal tax regimes, the introduction of a patent box regime and the introduction of a research and development super deduction. The TRAF also provides for transitional rules to lessen the immediate impact of the elimination of the favorable cantonal tax regimes. These changes will become effective on January 1, 2020. In response to the TRAF, each canton must enact cantonal tax reform to comply with the framework provided by the TRAF and are also expected to lower the statutory tax rate to compensate for the elimination of the historic favorable cantonal tax regimes. We will account for the impact of the TRAF and the specific cantonal tax reform changes in the period in which Zug, the canton in which we operate, enacts the cantonal tax reform, which we expect to occur in the second half of 2019. Upon the enactment, we will be required to remeasure our Swiss deferred tax assets and liabilities, to account for the elimination of the historic favorable cantonal tax regimes, the impact of the transitional rules and the change in the statutory cantonal tax rate. This remeasurement of our Swiss deferred tax assets and liabilities could have a significant impact on our income tax provision in the period of enactment.
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
From time to time our Board of Directors authorizes share repurchase programs, including, most recently, our 2019 Share Repurchase Program. The amount and timing of share repurchases are subject to capital availability and our determination that share repurchases are in the best interest of our shareholders and are in compliance with all respective laws and our agreements applicable to the repurchase of shares. Our ability to repurchase shares will depend upon, among other factors, our cash balances and potential future capital requirements for strategic transactions, our results of operations, our financial condition and other factors beyond our control that we may deem relevant. A reduction in repurchases under, or the completion of, our 2019 Share Repurchase Program could have a negative effect on our stock price. We can provide no assurance that we will repurchase shares at favorable prices, if at all.
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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table summarizes our common stock repurchase activity under our 2018 Share Repurchase Program during the second quarter of 2019:

Period	Total Number of Shares Purchased (#)	Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Programs (#)	Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under Our Programs ($ in millions)
April 2019	2,083,096	$235.99	2,083,096	$1,000.0
May 2019	4,300,000	$229.57	4,300,000	$12.9
June 2019	57,582	$223.42	57,582	$—
Total	6,440,678	$231.59
The following table summarizes our common stock repurchase activity under our 2019 Share Repurchase Program during the second quarter of 2019:

Period	Total Number of Shares Purchased (#)	Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Programs (#)	Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under Our Programs ($ in millions)
April 2019	—	$—	—	$5,000.0
May 2019	—	$—	—	$5,000.0
June 2019	3,942,418	$230.81	3,942,418	$4,090.1
Total	3,942,418	$230.81

In March 2019 our Board of Directors authorized our 2019 Share Repurchase Program, which is a program to repurchase up to $5.0 billion of our common stock. Our 2019 Share Repurchase Program does not have an expiration date. All share repurchases under our 2019 Share Repurchase Program will be retired. Under our 2019 Share Repurchase Program, we repurchased and retired approximately 3.9 million shares of our common stock at a cost of approximately $909.9 million during the three and six months ended June 30, 2019. Approximately $4.1 billion remained available under our 2019 Share Repurchase program as of June 30, 2019.
In August 2018 our Board of Directors authorized our 2018 Share Repurchase Program, which was a program to repurchase up to $3.5 billion of our common stock that was completed as of June 30, 2019. All share repurchases under our 2018 Share Repurchase Program were retired. Under our 2018 Share Repurchase Program, we repurchased and retired approximately 6.5 million and 8.9 million shares of our common stock at a cost of approximately $1.5 billion and $2.1 billion during the three and six months ended June 30, 2019, respectively.
Item 6.    Exhibits
The exhibits listed below are filed or furnished as part of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
10.1*+	Form of market stock unit award agreement under the Biogen Inc. 2017 Omnibus Equity Plan (for grants commencing in July 2019).

10.2*+	Form of performance stock units award agreement under the Biogen Inc. 2017 Omnibus Equity Plan (for grants commencing in July 2019).

10.3*+	Form of performance stock units award agreement (cash settled) under the Biogen Inc. 2017 Omnibus Equity Plan (for grants commencing in July 2019).

10.4*+	Biogen Inc. Executive Severance Policy - U.S. Executive Vice President, as amended effective June 19, 2019.

31.1+	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1++	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101++
The following materials from Biogen Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Equity and (vi) Notes to Condensed Consolidated Financial Statements.

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
July 23, 2019