Form 10-Q
period 2019-09-30
BIOGEN INC.
filed 2019-10-22
CIK 875045

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the issuer’s Common Stock, $0.0005 par value, outstanding as of October 21, 2019, was 180,441,878 shares.

BIOGEN INC.
FORM 10-Q — Quarterly Report
For the Quarterly Period Ended September 30, 2019

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

•
the drivers for growing our business, including our plans and intention to commit resources relating to research and development programs and business development opportunities, as well as the potential benefits and results of, certain business development transactions;

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

•
our manufacturing capacity, use of third-party contract manufacturing organizations, plans and timing relating to changes in our manufacturing capabilities, including anticipated investments, and activities in new or existing manufacturing facilities;

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

PART I FINANCIAL INFORMATION

BIOGEN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited, in millions, except per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues:
Product, net	$2,894.7	$2,780.1	$8,455.0	$8,061.1
Revenues from anti-CD20 therapeutic programs	595.8	511.7	1,689.6	1,445.3
Other	109.6	147.2	562.0	420.2
Total revenues	3,600.1	3,439.0	10,706.6	9,926.6
Cost and expenses:
Cost of sales, excluding amortization and impairment of acquired intangible assets	430.0	460.8	1,508.3	1,327.8
Research and development	540.4	507.9	1,588.9	1,985.6
Selling, general and administrative	554.5	497.7	1,709.8	1,515.2
Amortization and impairment of acquired intangible assets	283.9	281.9	422.2	493.2
Collaboration profit (loss) sharing	60.2	47.5	181.8	129.2
Loss on divestiture of Hillerød, Denmark manufacturing operations	(17.7)	—	95.5	—
(Gain) loss on fair value remeasurement of contingent consideration	(57.8)	(87.9)	(66.3)	(91.6)
Restructuring charges	0.3	6.0	1.5	9.2
Acquired in-process research and development	—	27.5	—	112.5
Total cost and expenses	1,793.8	1,741.4	5,441.7	5,481.1
Income from operations	1,806.3	1,697.6	5,264.9	4,445.5
Other income (expense), net	(27.3)	115.1	132.6	39.6
Income before income tax expense and equity in loss of investee, net of tax	1,779.0	1,812.7	5,397.5	4,485.1
Income tax expense	211.3	369.8	881.9	956.0
Equity in loss of investee, net of tax	21.8	—	66.8	—
Net income	1,545.9	1,442.9	4,448.8	3,529.1
Net income (loss) attributable to noncontrolling interests, net of tax	—	(1.5)	—	45.2
Net income attributable to Biogen Inc.	$1,545.9	$1,444.4	$4,448.8	$3,483.9

Net income per share:
Basic earnings per share attributable to Biogen Inc.	$8.40	$7.17	$23.38	$16.86
Diluted earnings per share attributable to Biogen Inc.	$8.39	$7.15	$23.35	$16.83

Weighted-average shares used in calculating:
Basic earnings per share attributable to Biogen Inc.	184.0	201.4	190.3	206.6
Diluted earnings per share attributable to Biogen Inc.	184.2	201.9	190.5	207.0

See accompanying notes to these unaudited condensed consolidated financial statements.

BIOGEN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in millions)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Net income attributable to Biogen Inc.	$1,545.9	$1,444.4	$4,448.8	$3,483.9
Other comprehensive income:
Unrealized gains (losses) on securities available for sale, net of tax	0.1	(0.2)	10.3	(1.8)
Unrealized gains (losses) on cash flow hedges, net of tax	59.1	5.2	38.1	109.0
Gains (losses) on net investment hedges	21.2	—	46.9	—
Unrealized gains (losses) on pension benefit obligation, net of tax	0.8	(0.2)	1.5	0.2
Currency translation adjustment	79.4	8.5	51.3	(38.8)
Total other comprehensive income (loss), net of tax	160.6	13.3	148.1	68.6
Comprehensive income attributable to Biogen Inc.	1,706.5	1,457.7	4,596.9	3,552.5
Comprehensive income (loss) attributable to noncontrolling interests, net of tax	—	(1.5)	(0.4)	45.2
Comprehensive income	$1,706.5	$1,456.2	$4,596.5	$3,597.7

See accompanying notes to these unaudited condensed consolidated financial statements.

BIOGEN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in millions, except per share amounts)

	As of September 30, 2019	As of December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$2,343.9	$1,224.6
Marketable securities	2,093.5	2,313.4
Accounts receivable, net	1,933.5	1,958.5
Due from anti-CD20 therapeutic programs	582.3	526.9
Inventory	751.8	929.9
Other current assets	743.2	687.6
Total current assets	8,448.2	7,640.9
Marketable securities	1,813.9	1,375.9
Property, plant and equipment, net	3,138.1	3,601.2
Operating lease assets	422.0	—
Intangible assets, net	3,392.4	3,120.0
Goodwill	5,746.1	5,706.4
Deferred tax asset	3,284.5	2,153.9
Investments and other assets	1,238.8	1,690.6
Total assets	$27,484.0	$25,288.9
LIABILITIES AND EQUITY
Current liabilities:
Current portion of notes payable	$1,495.3	$—
Taxes payable	125.6	63.5
Accounts payable	382.2	370.5
Accrued expenses and other	2,429.1	2,861.2
Total current liabilities	4,432.2	3,295.2
Notes payable	4,458.2	5,936.5
Deferred tax liability	2,820.4	1,636.2
Long-term operating lease liabilities	410.5	—
Other long-term liabilities	1,370.9	1,389.4
Total liabilities	13,492.2	12,257.3
Commitments and contingencies
Equity:
Biogen Inc. shareholders’ equity:
Preferred stock, par value $0.001 per share	—	—
Common stock, par value $0.0005 per share	0.1	0.1
Additional paid-in capital	—	—
Accumulated other comprehensive loss	(92.3)	(240.4)
Retained earnings	17,065.2	16,257.0
Treasury stock, at cost	(2,977.1)	(2,977.1)
Total Biogen Inc. shareholders’ equity	13,995.9	13,039.6
Noncontrolling interests	(4.1)	(8.0)
Total equity	13,991.8	13,031.6
Total liabilities and equity	$27,484.0	$25,288.9
See accompanying notes to these unaudited condensed consolidated financial statements.

BIOGEN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in millions)

	For the Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net income	$4,448.8	$3,529.1
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation, amortization and impairments	567.6	686.9
Acquired in-process research and development	—	112.5
Share-based compensation	143.9	119.0
Contingent consideration	(66.3)	(91.6)
Loss on divestiture of Hillerød, Denmark manufacturing operations	95.5	—
Deferred income taxes	28.4	(44.8)
Unrealized (gain) loss on strategic investments	(189.8)	(136.9)
Loss on equity method investment	63.5	—
Other	87.4	68.7
Changes in operating assets and liabilities, net:
Accounts receivable	(2.4)	(254.0)
Inventory	47.3	(31.9)
Accrued expenses and other current liabilities	(109.1)	100.7
Income tax assets and liabilities	64.6	315.6
Other changes in operating assets and liabilities, net	(61.0)	(81.0)
Net cash flows provided by operating activities	5,118.4	4,292.3
Cash flows from investing activities:
Proceeds from sales and maturities of marketable securities	3,867.6	7,994.7
Purchases of marketable securities	(4,052.1)	(6,093.8)
Contingent consideration paid related to Fumapharm AG acquisition	(300.0)	(1,200.0)
Acquisition of Nightstar Therapeutics plc, net of cash acquired	(744.4)	—
Proceeds from divestiture of Hillerød, Denmark manufacturing operations	923.7	—
Purchases of property, plant and equipment	(404.1)	(544.7)
Acquired in-process research and development	—	(112.5)
Acquisitions of intangible assets	—	(3.0)
Purchase of Ionis Pharmaceuticals, Inc. stock	—	(462.9)
Proceeds from sales of strategic investments	476.0	—
Other	(4.6)	1.2
Net cash flows used in investing activities	(237.9)	(421.0)
Cash flows from financing activities:
Purchases of treasury stock	(3,775.2)	(3,000.0)
Payments related to issuance of stock for share-based compensation arrangements, net	(16.9)	(6.7)
Repayment of borrowings	—	(3.2)
Net distribution to noncontrolling interest	4.3	(36.9)
Other	43.8	11.8
Net cash flows used in financing activities	(3,744.0)	(3,035.0)
Net increase (decrease) in cash and cash equivalents	1,136.5	836.3
Effect of exchange rate changes on cash and cash equivalents	(17.2)	(23.4)
Cash and cash equivalents, beginning of the period	1,224.6	1,573.8
Cash and cash equivalents, end of the period	$2,343.9	$2,386.7
See accompanying notes to these unaudited condensed consolidated financial statements.

BIOGEN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited, in millions)

	Preferred stock		Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings	Treasury stock		Total Biogen Inc. shareholders’ equity	Noncontrolling interests	Total equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance, June 30, 2019	—	$—	208.6	$0.1	$—	$(252.9)	$16,182.8	(23.8)	$(2,977.1)	$12,952.9	$(4.1)	$12,948.8
Net income							1,545.9			1,545.9	—	1,545.9
Other comprehensive income (loss), net of tax						160.6				160.6	—	160.6
Capital contribution by noncontrolling interest										—	—	—
Repurchase of common stock pursuant to the 2019 Share Repurchase Program, at cost								(3.1)	(717.9)	(717.9)		(717.9)
Retirement of common stock pursuant to the 2019 Share Repurchase Program, at cost			(3.1)	—	(55.1)		(662.8)	3.1	717.9	—		—
Issuance of common stock under stock option and stock purchase plans			0.1	—	7.3					7.3		7.3
Issuance of common stock under stock award plan			0.1	—	—		(0.7)			(0.7)		(0.7)
Compensation related to share-based payments					47.8					47.8		47.8
Balance, September 30, 2019	—	$—	205.7	$0.1	$—	$(92.3)	$17,065.2	(23.8)	$(2,977.1)	$13,995.9	$(4.1)	$13,991.8

See accompanying notes to these unaudited condensed consolidated financial statements.

BIOGEN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY - (Continued)
(unaudited, in millions)

	Preferred stock		Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings	Treasury stock		Total Biogen Inc. shareholders’ equity	Noncontrolling interests	Total equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance, December 31, 2018	—	$—	221.0	$0.1	$—	$(240.4)	$16,257.0	(23.8)	$(2,977.1)	$13,039.6	$(8.0)	$13,031.6
Net income							4,448.8			4,448.8	—	4,448.8
Other comprehensive income (loss), net of tax						148.1				148.1	(0.4)	147.7
Capital contribution by noncontrolling interest										—	4.3	4.3
Repurchase of common stock pursuant to the 2019 Share Repurchase Program, at cost								(7.0)	(1,627.8)	(1,627.8)		(1,627.8)
Retirement of common stock pursuant to the 2019 Share Repurchase Program, at cost			(7.0)	—	(74.8)		(1,553.0)	7.0	1,627.8	—		—
Repurchase of common stock pursuant to the 2018 Share Repurchase Program, at cost								(8.9)	(2,147.4)	(2,147.4)		(2,147.4)
Retirement of common stock pursuant to the 2018 Share Repurchase Program, at cost			(8.9)	—	(110.5)		(2,036.9)	8.9	2,147.4	—		—
Issuance of common stock under stock option and stock purchase plans			0.2	—	33.5					33.5		33.5
Issuance of common stock under stock award plan			0.4	—	—		(50.7)			(50.7)		(50.7)
Compensation related to share-based payments					151.8					151.8		151.8
Balance, September 30, 2019	—	$—	205.7	$0.1	$—	$(92.3)	$17,065.2	(23.8)	$(2,977.1)	$13,995.9	$(4.1)	$13,991.8

See accompanying notes to these unaudited condensed consolidated financial statements.

BIOGEN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY - (Continued)
(unaudited, in millions)

	Preferred stock		Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings	Treasury stock		Total Biogen Inc. shareholders’ equity	Noncontrolling interests	Total equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance, June 30, 2018	—	$—	225.2	$0.1	$—	$(261.6)	$15,499.5	(23.8)	$(2,977.1)	$12,260.9	$(7.2)	$12,253.7
Net income							1,444.4			1,444.4	(1.5)	1,442.9
Other comprehensive income (loss), net of tax						13.3				13.3	—	13.3
Capital contribution by noncontrolling interest										—	1.9	1.9
Issuance of common stock under stock option and stock purchase plans			—	—	8.7					8.7		8.7
Issuance of common stock under stock award plan			—	—	(1.1)					(1.1)		(1.1)
Compensation related to share-based payments					40.2		0.2			40.4		40.4
Balance, September 30, 2018	—	$—	225.2	$0.1	$47.8	$(248.3)	$16,944.1	(23.8)	$(2,977.1)	$13,766.6	$(6.8)	$13,759.8

See accompanying notes to these unaudited condensed consolidated financial statements.

BIOGEN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY - (Continued)
(unaudited, in millions)

	Preferred stock		Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings	Treasury stock		Total Biogen Inc. shareholders’ equity	Noncontrolling interests	Total equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance, December 31, 2017	—	$—	235.3	$0.1	$97.8	$(318.4)	$15,810.4	(23.8)	$(2,977.1)	$12,612.8	$(14.7)	$12,598.1
Net income							3,483.9			3,483.9	45.2	3,529.1
Other comprehensive income (loss), net of tax						68.6				68.6	(0.3)	68.3
Capital contribution by noncontrolling interest										—	13.0	13.0
Distribution to noncontrolling interest										—	(50.0)	(50.0)
Repurchase of common stock pursuant to the 2016 Share Repurchase Program, at cost								(10.5)	(3,000.0)	(3,000.0)		(3,000.0)
Retirement of common stock pursuant to the 2016 Share Repurchase Program, at cost			(10.5)	—	(171.2)		(2,828.8)	10.5	3,000.0	—		—
Issuance of common stock under stock option and stock purchase plans			0.1	—	33.3					33.3		33.3
Issuance of common stock under stock award plan			0.3	—	(39.9)					(39.9)		(39.9)
Compensation related to share-based payments					127.8		0.2			128.0		128.0
Adoption of new accounting guidance						1.5	478.4			479.9		479.9
Balance, September 30, 2018	—	$—	225.2	$0.1	$47.8	$(248.3)	$16,944.1	(23.8)	$(2,977.1)	$13,766.6	$(6.8)	$13,759.8

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
Basis of Presentation
In the opinion of management, our condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of our financial statements for interim periods in accordance with accounting principles generally accepted in the United States (U.S. GAAP). The information included in this quarterly report on Form 10-Q should be read in conjunction with our audited consolidated financial statements and the accompanying notes included in our 2018 Form 10-K. Our accounting policies are described in the “Notes to Consolidated Financial Statements” in our 2018 Form 10-K and updated, as necessary, in this report. The year-end condensed consolidated balance sheet data presented for comparative purposes was derived from our audited financial statements but does not include all disclosures required by U.S. GAAP. The results of operations for the three and nine months ended September 30, 2019, are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.
We operate as one operating segment, focused on discovering, developing and delivering worldwide therapies for people living with serious neurological and neurodegenerative diseases as well as related therapeutic adjacencies.

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
Credit Losses
In June 2016 the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The FASB subsequently issued amendments to ASU 2016-13, which have the same effective date and transition date of January 1, 2020. These standards require that credit losses be reported using an expected losses model rather than the incurred losses model that is currently used, and establishes additional disclosures related to credit risks. For available-for-sale debt securities with unrealized losses, these standards now require allowances to be recorded instead of reducing the amortized cost of the investment. These standards limit the amount of credit losses to be recognized for available-for-sale debt securities to the amount by which carrying value exceeds fair value and requires the reversal of previously recognized credit losses if fair value increases.

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

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

2.        Acquisitions
Acquisition of Nightstar Therapeutics plc
On June 7, 2019, we completed our acquisition of all of the outstanding shares of Nightstar Therapeutics plc (NST), a clinical-stage gene therapy company focused on adeno-associated virus treatments for inherited retinal disorders. As a result of this acquisition, we added two mid-to late-stage clinical assets, as well as preclinical programs, in ophthalmology. These assets include BIIB111 (formerly known as NSR-REP1), which is in Phase 3 development for the potential treatment of choroideremia, a rare, degenerative, X-linked inherited retinal disorder that leads to blindness and currently has no approved treatments, and BIIB112 (formerly known as NSR-RPGR), which is in Phase 2/3 development for the potential treatment of X-linked retinitis pigmentosa, which is a rare inherited retinal disease with no currently approved treatments.
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
Our preliminary estimate of the fair value of the specifically identifiable assets acquired and liabilities assumed as of the date of acquisition is subject to the finalization of management’s analysis related to certain matters, such as preparing and submitting certain income tax and non-income tax filings and returns. The final determination of these fair values will be completed as additional information becomes available but no later than one year from the date of acquisition. Although the final determination may result in asset and liability fair values that are different

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

than the preliminary estimates of these amounts, it is not expected that those differences will be material to our financial position.
Pro forma results of operations as a result of this acquisition have not been presented as this acquisition is not material to our condensed consolidated statements of income. Subsequent to the acquisition date, our results of operations include the results of operations of NST.
3.        Divestitures
Divestiture of Hillerød, Denmark Manufacturing Operations
On August 1, 2019, we completed our sale of all of the outstanding shares of our subsidiary that owned our biologics manufacturing operations in Hillerød, Denmark to FUJIFILM Corporation (FUJIFILM). Upon the closing of this transaction, we received approximately $881.9 million in cash, which is subject to the finalization of certain working capital adjustments and may be further adjusted based on other contractual terms, which are discussed below. We determined that the operations disposed of in this transaction did not meet the criteria to be classified as discontinued operations under the applicable guidance.
As part of this transaction, we have provided FUJIFILM with certain minimum batch production commitment guarantees. There is a risk that the minimum contractual batch production commitments will not be met. Based upon current estimates we expect to incur an adverse commitment obligation of approximately $114.0 million associated with such guarantees. We may adjust this estimate based upon changes in business conditions, which may result in the recognition of additional losses. We also may be obligated to indemnify FUJIFILM for liabilities that existed relating to certain business activities incurred prior to the closing of this transaction.
In addition, we may earn certain contingent payments based on future manufacturing activities at the Hillerød facility. For the disposition of a business, our policy is to recognize contingent consideration when the consideration is realizable. We currently believe the probability of earning these payments is remote and therefore we did not include these contingent payments in our calculation of the fair value of the operations.
As part of this transaction, we entered into certain manufacturing services agreements with FUJIFILM pursuant to which FUJIFILM will use the Hillerød facility to produce commercial products for us, such as TYSABRI, as well as other third-party products.
In connection with this transaction we recognized a total net loss of approximately $160.2 million in our condensed consolidated statements of income. This loss included a pre-tax loss of $95.5 million, which reflects a decrease of $17.7 million to our previously recorded pre-tax loss. The loss recognized was based on exchange rates and business conditions on the closing date of this transaction, and included costs to sell our Hillerød, Denmark manufacturing operations of approximately $11.2 million and our estimate of the fair value of an adverse commitment of $114.0 million associated with the guarantee of future minimum batch production at the Hillerød facility. The value of this adverse commitment was determined using a probability-weighted estimate of future manufacturing activity. We also recorded a tax expense of $64.7 million related to this transaction.
In addition, we sold to FUJIFILM $41.8 million of raw materials that were remaining at the Hillerød facility on the closing date of this transaction. These materials were sold at cost, which approximates fair value.
Our estimate of the fair value of the adverse commitment is a Level 3 measurement and is based on forecasted batch production at the Hillerød facility.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

4.    Revenues
Product Revenues
Revenues by product are summarized as follows:

	For the Three Months Ended September 30,
(In millions)	2019			2018
	United States	Rest of World	Total	United States	Rest of World	Total
Multiple Sclerosis (MS):
TECFIDERA	$842.0	$280.4	$1,122.4	$842.1	$247.9	$1,090.0
Interferon*	360.3	169.7	530.0	421.5	168.6	590.1
TYSABRI	263.0	220.6	483.6	253.0	217.2	470.2
FAMPYRA	—	24.2	24.2	—	22.5	22.5
Subtotal: MS product revenues	1,465.3	694.9	2,160.2	1,516.6	656.2	2,172.8

Spinal Muscular Atrophy:
SPINRAZA	236.7	310.4	547.1	223.9	243.8	467.7

Biosimilars:
BENEPALI	—	115.9	115.9	—	123.4	123.4
IMRALDI	—	49.3	49.3	—	—	—
FLIXABI	—	18.4	18.4	—	11.4	11.4
Subtotal: Biosimilar product revenues	—	183.6	183.6	—	134.8	134.8

Other:
FUMADERM	—	3.8	3.8	—	4.8	4.8
Total product revenues	$1,702.0	$1,192.7	$2,894.7	$1,740.5	$1,039.6	$2,780.1
*Interferon includes AVONEX and PLEGRIDY.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

	For the Nine Months Ended September 30,
(In millions)	2019			2018
	United States	Rest of World	Total	United States	Rest of World	Total
Multiple Sclerosis (MS):
TECFIDERA	$2,429.5	$841.9	$3,271.4	$2,396.8	$766.9	$3,163.7
Interferon*	1,067.3	518.0	1,585.3	1,237.5	528.4	1,765.9
TYSABRI	772.3	647.0	1,419.3	768.2	631.3	1,399.5
FAMPYRA	—	71.2	71.2	—	69.9	69.9
ZINBRYTA	—	—	—	—	1.4	1.4
Subtotal: MS product revenues	4,269.1	2,078.1	6,347.2	4,402.5	1,997.9	6,400.4

Spinal Muscular Atrophy:
SPINRAZA	690.6	863.2	1,553.8	617.8	636.5	1,254.3

Biosimilars:
BENEPALI	—	360.2	360.2	—	359.9	359.9
IMRALDI	—	132.3	132.3	—	—	—
FLIXABI	—	49.9	49.9	—	29.2	29.2
Subtotal: Biosimilar product revenues	—	542.4	542.4	—	389.1	389.1

Other:
FUMADERM	—	11.6	11.6	—	17.3	17.3
Total product revenues	$4,959.7	$3,495.3	$8,455.0	$5,020.3	$3,040.8	$8,061.1

*Interferon includes AVONEX and PLEGRIDY.
We recognized revenues from two wholesalers accounting for 28.7% and 18.4% of gross product revenues for the three months ended September 30, 2019, and 30.1% and 17.0% of gross product revenues for the nine months ended September 30, 2019.
We recognized revenues from two wholesalers accounting for 30.7% and 19.3% of gross product revenues for the three months ended September 30, 2018, and 32.4% and 18.0% of gross product revenues for the nine months ended September 30, 2018.
An analysis of the change in reserves for discounts and allowances is summarized as follows:

(In millions)	Discounts	Contractual Adjustments	Returns	Total
Balance, as of December 31, 2018	$127.8	$888.8	$34.7	$1,051.3
Current provisions relating to sales in current year	480.3	2,149.7	16.1	2,646.1
Adjustments relating to prior years	(0.4)	(46.7)	4.6	(42.5)
Payments/credits relating to sales in current year	(349.3)	(1,510.0)	(0.7)	(1,860.0)
Payments/credits relating to sales in prior years	(129.3)	(564.4)	(15.4)	(709.1)
Balance, as of September 30, 2019	$129.1	$917.4	$39.3	$1,085.8

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

The total reserves above, which are included in our condensed consolidated balance sheets, are summarized as follows:

(In millions)	As of September 30, 2019	As of December 31, 2018
Reduction of accounts receivable, net	$201.6	$176.6
Component of accrued expenses and other	884.2	874.7
Total revenue-related reserves	$1,085.8	$1,051.3

Revenues from Anti-CD20 Therapeutic Programs
Revenues from anti-CD20 therapeutic programs are summarized as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In millions)	2019	2018	2019	2018
Biogen’s share of pre-tax profits in the U.S. for RITUXAN, RITUXAN HYCELA and GAZYVA	$393.2	$358.0	$1,161.2	$1,066.6
Other revenues from anti-CD20 therapeutic programs	202.6	153.7	528.4	378.7
Total revenues from anti-CD20 therapeutic programs	$595.8	$511.7	$1,689.6	$1,445.3

For additional information on our collaboration arrangements with Genentech, please read Note 19, Collaborative and Other Relationships, to our consolidated financial statements included in our 2018 Form 10-K.
Other Revenues
Other revenues are summarized as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In millions)	2019	2018	2019	2018
Revenues from collaborative and other relationships:
(Loss) profit earned under our 50% share of the co-promotion losses on ZINBRYTA in the U.S. with AbbVie	$0.3	$(0.7)	$(0.2)	$(7.9)
Revenues earned under our technical development agreement, manufacturing services agreements and royalty revenues on biosimilar products with Samsung Bioepis	12.9	48.1	89.9	80.7
Other royalty and corporate revenues:
Royalty	3.3	7.9	9.9	35.8
Other corporate	93.1	91.9	462.4	311.6
Total other revenues	$109.6	$147.2	$562.0	$420.2

Other corporate revenues primarily reflect amounts earned under contract manufacturing agreements with our strategic partners, including Bioverativ Inc. (Bioverativ). During the three and nine months ended September 30, 2019, we recognized $65.6 million and $306.9 million, respectively, in revenues under the manufacturing and supply agreement with Bioverativ entered into in connection with the spin-off of our hemophilia business, compared to $36.5 million and $131.1 million, respectively, in the prior year comparative periods.
During the third quarter of 2019 we amended our agreement with a contract manufacturing customer. Under the amended agreement, we will license certain of our manufacturing-related intellectual property to the customer. We will be eligible to receive $500.0 million in a series of three payments. The first payment is due upon a regulatory achievement related to the customer’s product manufactured using our manufacturing-related intellectual property, with subsequent payments payable upon the first and second anniversaries of the regulatory achievement. We do not expect to recognize any amounts related to this arrangement in 2019 as we do not expect the regulatory achievement to occur until 2020. If we earn this payment, we expect to allocate the consideration between the license for the manufacturing-related intellectual property and the manufacturing product supply services.

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
5.    Inventory
The components of inventory are summarized as follows:

(In millions)	As of September 30, 2019	As of December 31, 2018
Raw materials	$159.3	$196.3
Work in process	421.7	606.7
Finished goods	170.8	133.5
Total inventory	$751.8	$936.5

Balance Sheet Classification:
Inventory	$751.8	$929.9
Investments and other assets	—	6.6
Total inventory	$751.8	$936.5

In the first quarter of 2019 we sold to Bioverativ hemophilia-related inventory on hand with a cost basis totaling $173.5 million pursuant to the terms of the manufacturing and supply agreement with Bioverativ entered into in connection with the spin-off of our hemophilia business.
Long-term inventory, which primarily consists of work in process, is included in investments and other assets in our condensed consolidated balance sheets.
Divestiture of Hillerød, Denmark Manufacturing Operations
On August 1, 2019, we completed our sale of all of the outstanding shares of our subsidiary that owned our biologics manufacturing operations in Hillerød, Denmark to FUJIFILM. This transaction included the sale of $14.0 million of work in process inventory.
In addition, we sold to FUJIFILM approximately $41.8 million of raw materials that were remaining at the Hillerød facility on the closing date of this transaction. These materials were sold at cost, which approximates fair value.
For additional information on the divestiture of our Hillerød, Denmark manufacturing operations, please read Note 3, Divestitures, to these condensed consolidated financial statements.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

6.    Intangible Assets and Goodwill
Intangible Assets
Intangible assets, net of accumulated amortization, impairment charges and adjustments, are summarized as follows:

		As of September 30, 2019			As of December 31, 2018
(In millions)	Estimated Life	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Out-licensed patents	13-23 years	$543.3	$(542.5)	$0.8	$543.3	$(542.3)	$1.0
Developed technology	15-28 years	3,005.3	(2,764.6)	240.7	3,005.3	(2,734.8)	270.5
In-process research and development	Indefinite until commercialization	954.8	—	954.8	476.0	—	476.0
Trademarks and tradenames	Indefinite	64.0	—	64.0	64.0	—	64.0
Acquired and in-licensed rights and patents	4-18 years	3,638.7	(1,506.6)	2,132.1	3,638.7	(1,330.2)	2,308.5
Total intangible assets		$8,206.1	$(4,813.7)	$3,392.4	$7,727.3	$(4,607.3)	$3,120.0

For the three and nine months ended September 30, 2019, amortization and impairment of acquired intangible assets totaled $283.9 million and $422.2 million, respectively, compared to $281.9 million and $493.2 million, respectively, in the prior year comparative periods.
Amortization and impairments of acquired intangible assets for the three and nine months ended September 30, 2019, reflects the impact of a $215.9 million impairment charge related to certain IPR&D assets associated with the Phase 2b study of BG00011 (STX-100) for the potential treatment of idiopathic pulmonary fibrosis (IPF), which was discontinued during the third quarter of 2019, as discussed below.
Amortization of acquired intangible assets for the three and nine months ended September 30, 2018, reflects the impact of impairment charges related to certain IPR&D assets associated with our vixotrigine (BIIB074) program totaling $189.3 million, as discussed below.
Amortization of acquired intangible assets, excluding impairment charges, totaled $68.0 million and $206.3 million for the three and nine months ended September 30, 2019, respectively, compared to $92.6 million and $303.9 million, respectively, in the prior year comparative periods.
The decrease in amortization of acquired intangible assets, excluding impairment charges, was primarily due to a net overall decrease in our expected rate of amortization for acquired intangible assets. This decrease was primarily due to lower amortization subsequent to the impairment in the fourth quarter of 2018 of the U.S. license to Forward Pharma A/S' (Forward Pharma) intellectual property, including Forward Pharma's intellectual property related to TECFIDERA, and higher expected lifetime revenues of TYSABRI.
Developed Technology
Developed technology primarily relates to our AVONEX product, which was recorded in connection with the merger of Biogen, Inc. and IDEC Pharmaceuticals Corporation in 2003. The net book value of this asset as of September 30, 2019, was $236.6 million.
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
BG00011
During the third quarter of 2019 we discontinued the Phase 2b study of BG00011 for the potential treatment of IPF due to safety concerns. As a result, we recognized an impairment charge of approximately $215.9 million during the third quarter of 2019 to reduce the fair value of the IPR&D intangible asset to zero. We also adjusted the value of our contingent consideration obligations related to this asset resulting in a gain of $61.2 million in the third quarter of 2019.
Vixotrigine
During the third quarter of 2018 we completed the Phase 2b study of vixotrigine for the potential treatment of painful lumbosacral radiculopathy (PLSR). The study did not meet its primary or secondary efficacy endpoints and we discontinued development of vixotrigine for the potential treatment of PLSR. As a result, we recognized an impairment charge of approximately $60.0 million during the third quarter of 2018 to reduce the fair value of the IPR&D intangible asset to zero.
In addition, we delayed the initiation of the Phase 3 studies of vixotrigine for the potential treatment of trigeminal neuralgia (TGN) as we awaited the outcome of ongoing interactions with the U.S. Food and Drug Administration (FDA) regarding the design of the Phase 3 studies, a more detailed review of the data from the Phase 2b study of vixotrigine for the potential treatment of PLSR and insights from the Phase 2 study of vixotrigine for the potential treatment of small fiber neuropathy. We reassessed the fair value of the TGN program using reduced expected lifetime revenues, higher expected clinical development costs and a lower cumulative probability of success. As a result of that assessment, we recognized an impairment charge of $129.3 million during the third quarter of 2018 to reduce the fair value of the TGN IPR&D intangible asset to $41.8 million at that date. We also adjusted the value of our contingent consideration obligations related to the TGN program to reflect the lower cumulative probabilities of success resulting in a gain of $89.6 million in the third quarter of 2018.
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
Acquired and In-licensed Rights and Patents
Acquired and in-licensed rights and patents primarily relate to our acquisition of all remaining rights to TYSABRI from Elan Pharma International Ltd., an affiliate of Elan Corporation plc. Acquired and in-licensed rights and patents also includes our rest of world license to Forward Pharma's intellectual property, including Forward Pharma's intellectual property related to TECFIDERA, and other amounts related to our other marketed products and other programs acquired through business combinations. The net book value of the TYSABRI asset as of September 30, 2019, was $1,889.6 million and the net book value of the TECFIDERA asset as of September 30, 2019, was $45.6 million. For additional information on our TECFIDERA license rights, please read Note 7, Intangible Assets and Goodwill, to our consolidated financial statements included in our 2018 Form 10-K.
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

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

Our most recent long-range planning cycle was completed in the second quarter of 2019. Based upon this most recent analysis, the estimated future amortization of acquired intangible assets for the next five years is expected to be as follows:

(In millions)	As of September 30, 2019
2019 (remaining three months)	$65.0
2020	255.0
2021	215.0
2022	215.0
2023	220.0
2024	210.0

Goodwill
The following table provides a roll forward of the changes in our goodwill balance:

(In millions)	As of September 30, 2019
Goodwill, beginning of period	$5,706.4
Increase in goodwill	112.6
Elimination of goodwill allocated to Hillerød, Denmark manufacturing operations	(69.5)
Other	(3.4)
Goodwill, end of period	$5,746.1

The increase in goodwill during the nine months ended September 30, 2019, was related to our acquisition of NST. For additional information on our acquisition of NST, please read Note 2, Acquisitions, to these condensed consolidated financial statements.
The elimination of goodwill represents an allocation based upon the relative fair value of our Hillerød, Denmark manufacturing operations. In connection with the divestiture of our Hillerød, Denmark manufacturing operations, our remaining goodwill was reviewed for impairment, and based upon this review, no impairments were recognized. For additional information on the divestiture of our Hillerød, Denmark manufacturing operations, please read Note 3, Divestitures, to these condensed consolidated financial statements.
As of September 30, 2019, we had no accumulated impairment losses related to goodwill.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

7.    Fair Value Measurements
The tables below present information about our assets and liabilities that are regularly measured and carried at fair value and indicate the level within the fair value hierarchy of the valuation techniques we utilized to determine such fair value:

As of September 30, 2019 (In millions)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$1,655.8	$—	$1,655.8	$—
Marketable debt securities:
Corporate debt securities	2,702.2	—	2,702.2	—
Government securities	868.2	—	868.2	—
Mortgage and other asset backed securities	337.0	—	337.0	—
Marketable equity securities	336.7	18.5	318.2	—
Derivative contracts	161.7	—	161.7	—
Plan assets for deferred compensation	26.3	—	26.3	—
Total	$6,087.9	$18.5	$6,069.4	$—
Liabilities:
Derivative contracts	$9.8	$—	$9.8	$—
Contingent consideration obligations	343.5	—	—	343.5
Total	$353.3	$—	$9.8	$343.5

As of December 31, 2018 (In millions)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$705.5	$—	$705.5	$—
Marketable debt securities:
Corporate debt securities	2,459.2	—	2,459.2	—
Government securities	969.6	—	969.6	—
Mortgage and other asset backed securities	260.5	—	260.5	—
Marketable equity securities	615.4	51.7	563.7	—
Derivative contracts	66.9	—	66.9	—
Plan assets for deferred compensation	25.4	—	25.4	—
Total	$5,102.5	$51.7	$5,050.8	$—
Liabilities:
Derivative contracts	$24.6	$—	$24.6	$—
Contingent consideration obligations	409.8	—	—	409.8
Total	$434.4	$—	$24.6	$409.8

There have been no impairments of our assets measured and carried at fair value during the three and nine months ended September 30, 2019. In addition, there were no changes in valuation techniques or inputs utilized or transfers between fair value measurement levels during the three and nine months ended September 30, 2019. The fair value of Level 2 instruments classified as cash equivalents, marketable debt securities and our marketable equity security investment in Ionis Pharmaceuticals, Inc. (Ionis) were determined through third-party pricing services or an option pricing valuation model. For additional information on our June 2018 investment in Ionis common stock, please read Note 19, Collaborative and Other Relationships, to our consolidated financial statements included in our 2018 Form 10-K. For a description of our validation procedures related to prices provided by third-party pricing

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

services and our option pricing valuation model, please read Note 1, Summary of Significant Accounting Policies - Fair Value Measurements, to our consolidated financial statements included in our 2018 Form 10-K.
Debt Instruments
The fair and carrying values of our debt instruments, which are Level 2 liabilities, are summarized as follows:

	As of September 30, 2019		As of December 31, 2018
(In millions)	Fair Value	Carrying Value	Fair Value	Carrying Value
2.900% Senior Notes due September 15, 2020	$1,509.9	$1,495.3	$1,489.5	$1,480.8
3.625% Senior Notes due September 15, 2022	1,037.8	996.3	1,000.4	995.5
4.050% Senior Notes due September 15, 2025	1,888.8	1,739.1	1,745.1	1,737.8
5.200% Senior Notes due September 15, 2045	2,054.2	1,722.8	1,802.6	1,722.4
Total	$6,490.7	$5,953.5	$6,037.6	$5,936.5

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In millions)	2019	2018	2019	2018
Fair value, beginning of period	$401.3	$499.9	$409.8	$523.6
Changes in fair value	(57.8)	(87.9)	(66.3)	(91.6)
Payments	—	—	—	(20.0)
Fair value, end of period	$343.5	$412.0	$343.5	$412.0

As of September 30, 2019 and December 31, 2018, $196.0 million and $265.0 million, respectively, of the fair value of our total contingent consideration obligations was reflected as a component of other long-term liabilities in our condensed consolidated balance sheets with the remaining balance reflected as a component of accrued expenses and other.
For the three and nine months ended September 30, 2019, changes in the fair value of our contingent consideration obligations were primarily due to the discontinuation of the Phase 2b study of BG00011 for the potential treatment of IPF resulting in a reduction of our contingent consideration obligations of $61.2 million, partially offset by a decrease in interest rates used to revalue our contingent consideration liabilities and the passage of time.
For the three and nine months ended September 30, 2018, changes in the fair value of our contingent consideration obligations were primarily due to lower cumulative probabilities of success related to our vixotrigine program for the potential treatment of TGN, an increase in interest rates used to revalue our contingent consideration liabilities and the passage of time. In addition, we dosed our first patient in the Phase 2b study of BG00011 for the potential treatment of IPF in September 2018 and paid an $81.5 million milestone payment to the former shareholders of Stromedix during the fourth quarter of 2018.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

8.    Financial Instruments
The following table summarizes our financial assets with maturities of less than 90 days from the date of purchase included in cash and cash equivalents in our condensed consolidated balance sheets:

(In millions)	As of September 30, 2019	As of December 31, 2018
Commercial paper	$255.9	$231.2
Overnight reverse repurchase agreements	176.9	—
Money market funds	1,103.2	279.5
Short-term debt securities	119.8	194.8
Total	$1,655.8	$705.5

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
Our marketable equity securities gains (losses) are recorded in other income (expense), net in our condensed consolidated statements of income. The following tables summarize our marketable debt and equity securities:

As of September 30, 2019 (In millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities
Current	$1,655.9	$1.5	$—	$1,657.4
Non-current	1,040.4	4.7	(0.3)	1,044.8
Government securities
Current	435.6	0.5	(0.1)	436.0
Non-current	431.8	0.8	(0.4)	432.2
Mortgage and other asset backed securities
Current	0.1	—	—	0.1
Non-current	335.7	1.6	(0.4)	336.9
Total marketable debt securities	$3,899.5	$9.1	$(1.2)	$3,907.4
Marketable equity securities, non-current	$218.8	$120.7	$(2.8)	$336.7

As of December 31, 2018 (In millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities
Current	$1,608.4	$—	$(0.9)	$1,607.5
Non-current	854.9	0.7	(3.9)	851.7
Government securities
Current	706.1	0.1	(0.4)	705.8
Non-current	264.0	0.1	(0.3)	263.8
Mortgage and other asset backed securities
Current	0.1	—	—	0.1
Non-current	260.5	0.4	(0.5)	260.4
Total marketable debt securities	$3,694.0	$1.3	$(6.0)	$3,689.3
Marketable equity securities, non-current	$496.2	$127.7	$(8.5)	$615.4

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

Summary of Contractual Maturities: Available-for-Sale Securities
The estimated fair value and amortized cost of our marketable debt securities available-for-sale by contractual maturity are summarized as follows:

	As of September 30, 2019		As of December 31, 2018
(In millions)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$2,091.6	$2,093.5	$2,314.6	$2,313.4
Due after one year through five years	1,686.0	1,691.7	1,235.9	1,232.7
Due after five years	121.9	122.2	143.5	143.2
Total available-for-sale securities	$3,899.5	$3,907.4	$3,694.0	$3,689.3

The average maturity of our marketable debt securities available-for-sale as of September 30, 2019 and December 31, 2018, were approximately 15 months and 12 months, respectively.
Proceeds from Marketable Debt Securities
The proceeds from maturities and sales of marketable debt securities and resulting realized gains and losses are summarized as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In millions)	2019	2018	2019	2018
Proceeds from maturities and sales	$611.8	$1,192.0	$3,867.6	$7,994.7
Realized gains	$0.7	$0.4	$2.3	$3.0
Realized losses	$(0.1)	$(0.6)	$(0.7)	$(10.8)

Strategic Investments
As of September 30, 2019 and December 31, 2018, our strategic investment portfolio was comprised of investments totaling $394.5 million and $676.3 million, respectively, which is included in investments and other assets in our condensed consolidated balance sheet.
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
Our investments in equity securities include shares of Ionis common stock acquired in June 2018. This investment is classified as a Level 2 marketable security due to certain holding period restrictions and is remeasured each reporting period and carried at fair value. The effect of the holding period restrictions on our investment in Ionis common stock valuation are estimated using an option pricing valuation model. The most significant assumptions within the model are the term of the restrictions and the stock price volatility, which is based upon historical volatility of similar companies. We also use a constant maturity risk-free interest rate to match the remaining term of the restrictions on our investment in Ionis common stock and a dividend yield of zero based upon the fact that Ionis and similar companies generally have not historically granted cash dividends. The remainder of our investments in equity securities of certain publicly-traded biotechnology companies are regularly measured and carried at fair value and classified as Level 1.
The decrease in our strategic investment portfolio for the nine months ended September 30, 2019, primarily reflects our sale of a portion of our investment in Ionis common stock for approximately $382.0 million as well as our sale of our investment in a non-marketable equity security, partially offset by an increase in the fair value of our remaining investment in Ionis common stock.
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
Foreign currency forward contracts in effect as of September 30, 2019 and December 31, 2018, had durations of 1 to 15 months and 1 to 12 months, respectively. These contracts have been designated as cash flow hedges and unrealized gains or losses on the portion of these foreign currency forward contracts that are included in the effectiveness test are reported in accumulated other comprehensive income (loss) (referred to as AOCI in the tables below). Realized gains and losses of such contracts are recognized in revenues when the sale of product in the currency being hedged is recognized and in operating expenses when the expense in the currency being hedged is recorded. We recognize all cash flow hedge reclassifications from accumulated other comprehensive income and fair value changes of excluded portions in the same line item in our condensed consolidated statements of income that has been impacted by the hedged item.
The notional value of foreign currency forward contracts that were entered into to hedge forecasted revenues and operating expenses is summarized as follows:

	Notional Amount
(In millions)	As of September 30, 2019	As of December 31, 2018
Euro	$1,943.7	$1,701.4
British pound	60.9	215.3
Swiss franc	36.9	131.4
Japanese yen	29.8	98.8
Canadian dollar	25.0	92.2
Total foreign currency forward contracts	$2,096.3	$2,239.1

The pre-tax portion of the fair value of these foreign currency forward contracts that were included in accumulated other comprehensive income (loss) in total equity reflected net gains of $65.7 million and $27.3 million as of September 30, 2019 and December 31, 2018, respectively. We expect the net gains of $65.7 million to be settled over the next 15 months, of which $59.8 million of these gains are expected to be settled over the next 12 months, with any amounts in accumulated other comprehensive income (loss) to be reported as an adjustment to revenues or operating expenses. We consider the impact of our and our counterparties’ credit risk on the fair value of the contracts as well as the ability of each party to execute its contractual obligations. As of September 30, 2019 and December 31, 2018, credit risk did not change the fair value of our foreign currency forward contracts.
The following tables summarize the effect of foreign currency forward contracts designated as hedging instruments in our condensed consolidated statements of income:

For the Three Months Ended September 30,
Net Gains/(Losses) Reclassified from AOCI into Operating Income (in millions)			Net Gains/(Losses) Recognized in Operating Income (in millions)
Location	2019	2018	Location	2019	2018
Revenues	$35.2	$(8.4)	Revenues	$0.8	$0.3
Operating expenses	$(0.8)	$(0.3)	Operating expenses	$0.4	$0.4

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

For the Nine Months Ended September 30,
Net Gains/(Losses) Reclassified from AOCI into Operating Income (in millions)			Net Gains/(Losses) Recognized in Operating Income (in millions)
Location	2019	2018	Location	2019	2018
Revenues	$79.8	$(51.7)	Revenues	$8.2	$7.3
Operating expenses	$(2.0)	$0.6	Operating expenses	$(0.8)	$—

Interest Rate Contracts - Hedging Instruments
We have entered into interest rate swap contracts on certain borrowing transactions to manage our exposure to interest rate changes.
In connection with the issuance of our 2.90% Senior Notes, we entered into interest rate swaps with an aggregate notional amount of $675.0 million, which expire on September 15, 2020. The interest rate swap contracts are designated as hedges of the fair value changes in our 2.90% Senior Notes attributable to changes in interest rates. The carrying value of our 2.90% Senior Notes as of September 30, 2019 and December 31, 2018, includes approximately $2.1 million and $14.5 million, respectively, related to changes in the fair value of these interest rate swap contracts. Since the specific terms and notional amount of the swaps match the debt being hedged, it is assumed to be a highly effective hedge and all changes in the fair value of the swaps are recorded as a component of our 2.90% Senior Notes with no net impact recorded in income. Any net interest payments made or received on the interest rate swap contracts are recorded as a component of interest expense in our condensed consolidated statements of income.
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
In order to mitigate the currency fluctuations between the U.S. dollar and South Korean won, we have entered into foreign currency forward contracts. Foreign currency forward contracts in effect as of September 30, 2019, had remaining durations of one month. These contracts have been designated as net investment hedges. We recognize changes in the spot exchange rate in accumulated other comprehensive income (loss). The pre-tax portion of the fair value of these foreign currency forward contracts that were included in accumulated other comprehensive income (loss) in total equity reflected net gains of $41.6 million and net losses of $3.8 million as of September 30, 2019 and December 31, 2018, respectively. We exclude fair value changes related to the forward rate from our hedging relationship and will amortize the forward points in other income (expense), net in our condensed consolidated statements of income over the term of the contract. The pre-tax portion of the fair value of the forward points that were included in accumulated other comprehensive income (loss) in total equity reflected gains of $8.8 million and $7.3 million as of September 30, 2019 and December 31, 2018, respectively.
The following tables summarize the effect of our net investment hedge in our condensed consolidated financial statements:

For the Three Months Ended September 30,
Net Gains/(Losses) Recognized in Other Comprehensive Income (Effective Portion) (in millions)			Net Gains/(Losses) Recognized in Other Comprehensive Income (Amounts Excluded from Effectiveness Testing) (in millions)			Net Gains/(Losses) Recognized in Net Income (Amounts Excluded from Effectiveness Testing) (in millions)
Location	2019	2018	Location	2019	2018	Location	2019	2018
Gains (losses) on net investment hedge	$22.0	$—	Gains (losses) on net investment hedge	$1.4	$—	Other income (expense)	$2.2	$—

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

For the Nine Months Ended September 30,
Net Gains/(Losses) Recognized in Other Comprehensive Income (Effective Portion) (in millions)			Net Gains/(Losses) Recognized in Other Comprehensive Income (Amounts Excluded from Effectiveness Testing) (in millions)			Net Gains/(Losses) Recognized in Net Income (Amounts Excluded from Effectiveness Testing) (in millions)
Location	2019	2018	Location	2019	2018	Location	2019	2018
Gains (losses) on net investment hedge	$45.4	$—	Gains (losses) on net investment hedge	$8.1	$—	Other income (expense)	$6.6	$—
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
The aggregate notional amount of these outstanding foreign currency forward contracts was $848.4 million and $735.1 million as of September 30, 2019 and December 31, 2018, respectively. Net losses of $10.3 million and $14.2 million related to these contracts were recognized as a component of other income (expense), net for the three and nine months ended September 30, 2019, respectively, compared to net gains of $5.2 million and $4.8 million, respectively, in the prior year comparative periods.
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
The following table summarizes the fair value and presentation in our condensed consolidated balance sheets of our outstanding derivative instruments, including those designated as hedging instruments:

(In millions)	Balance Sheet Location	As of September 30, 2019	As of December 31, 2018
Cash Flow Hedging Instruments:
Asset derivative instruments	Other current assets	$152.2	$65.8
	Investments and other assets	$7.5	$—
Liability derivative instruments	Accrued expenses and other	$1.6	$6.9
Fair Value Hedging Instruments:
Liability derivative instruments	Accrued expenses and other	$2.1	$14.5
Other Derivatives:
Asset derivative instruments	Other current assets	$2.0	$1.1
Liability derivative instruments	Accrued expenses and other	$6.1	$3.2

10.    Property, Plant and Equipment
Property, plant and equipment are recorded at historical cost, net of accumulated depreciation. Accumulated depreciation on property, plant and equipment was $1,555.3 million and $1,797.4 million as of September 30, 2019 and December 31, 2018, respectively. For the three and nine months ended September 30, 2019, depreciation expense totaled $45.5 million and $145.4 million, respectively, compared to $64.8 million and $194.0 million, respectively, in the prior year comparative periods.
Solothurn, Switzerland Facility
We are building a large-scale biologics manufacturing facility in Solothurn, Switzerland. We expect this facility to be partially operational by the end of 2020. Upon completion, the facility will include 393,000 square feet related to a large-scale biologics manufacturing facility, 290,000 square feet of warehouse, utilities and support space and

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

51,000 square feet of administrative space. As of September 30, 2019 and December 31, 2018, we had approximately $1.8 billion and $1.6 billion, respectively, capitalized as construction in progress related to this facility. As of September 30, 2019, we had contractual commitments of approximately $63.7 million outstanding related to the construction of this facility.
Divestiture of Hillerød, Denmark Manufacturing Operations
On August 1, 2019, we completed our sale of all of the outstanding shares of our subsidiary that owned our biologics manufacturing operations in Hillerød, Denmark to FUJIFILM. This transaction included $631.5 million of property, plant and equipment, which was primarily comprised of $312.5 million for buildings and $287.3 million for machinery and equipment. For additional information on the divestiture of our Hillerød, Denmark manufacturing operations, please read Note 3, Divestitures, to these condensed consolidated financial statements.
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
All of our leases qualify as operating leases. The following table summarizes the presentation in our condensed consolidated balance sheets of our operating leases:

(In millions)	Balance sheet location	As of September 30, 2019
Assets:
Operating lease assets	Operating lease assets	$422.0

Liabilities
Current operating lease liabilities	Accrued expenses and other	$70.6
Non-current operating lease liabilities	Long-term operating lease liabilities	410.5
Total operating lease liabilities		$481.1

The following table summarizes the effect of lease costs in our condensed consolidated statements of income:

		For the Three Months Ended September 30,	For the Nine Months Ended September 30,
(In millions)	Income Statement Location	2019	2019
Operating lease cost	Research and development	$1.8	$5.5
	Selling, general and administrative	21.3	62.7
Sublease income	Selling, general and administrative	(6.2)	(19.3)
	Other (income) expense, net	(1.0)	(2.9)
Net lease cost		$15.9	$46.0

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

The minimum lease payments for the next five years and thereafter is expected to be as follows:

(In millions)	As of September 30, 2019
2019 (remaining three months)	$29.9
2020	80.0
2021	74.8
2022	71.5
2023	70.2
2024	67.3
Thereafter	148.7
Total lease payments	$542.4
Less: interest	61.3
Present value of operating lease liabilities	$481.1

Under the prior lease accounting guidance minimum rental commitments under non-cancelable leases, net of income from subleases, for each of the next five years and total thereafter as of December 31, 2018, were as follows:

(In millions)	2019	2020	2021	2022	2023	Thereafter	Total
Minimum lease payments	$87.0	$80.7	$75.9	$71.7	$71.0	$215.3	$601.6
Less: income from subleases(1)	(26.8)	(25.6)	(23.7)	(24.0)	(24.3)	(58.4)	(182.8)
Net minimum lease payments	$60.2	$55.1	$52.2	$47.7	$46.7	$156.9	$418.8

(1)	Represents sublease income expected to be received for the vacated manufacturing facility in Cambridge, MA, the vacated portion of our Weston, MA facility and other facilities throughout the world.
The weighted average remaining lease term and weighted average discount rate of our operating leases are as follows:

As of September 30, 2019
Weighted average remaining lease term in years	7.2
Weighted average discount rate	3.3%

Supplemental disclosure of cash flow information related to our operating leases included in cash flows provided by operating activities in our condensed consolidated statements of cash flows is as follows:

	For the Three Months Ended September 30,	For the Nine Months Ended September 30,
(In millions)	2019	2019
Cash paid for amounts included in the measurement of lease liabilities	$23.5	$70.3
Operating lease assets obtained in exchange for lease obligations	$4.6	$17.3

Divestiture of Hillerød, Denmark Manufacturing Operations
On August 1, 2019, we completed our sale of all of the outstanding shares of our subsidiary that owned our biologics manufacturing operations in Hillerød, Denmark to FUJIFILM. This transaction included $2.2 million of operating lease assets and $2.2 million of operating lease liabilities. For additional information on the divestiture of our Hillerød, Denmark manufacturing operations, please read Note 3, Divestitures, to these condensed consolidated financial statements.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

12.    Equity
Share Repurchases
In March 2019 our Board of Directors authorized a program to repurchase up to $5.0 billion of our common stock (2019 Share Repurchase Program). Our 2019 Share Repurchase Program does not have an expiration date. All share repurchases under our 2019 Share Repurchase Program will be retired. Under our 2019 Share Repurchase Program, we repurchased and retired approximately 3.1 million and 7.0 million shares of our common stock at a cost of approximately $717.9 million and $1.6 billion during the three and nine months ended September 30, 2019, respectively.
From October 1, 2019 through October 21, 2019, we repurchased and retired approximately 2.3 million shares of our common stock at a cost of approximately $508.6 million under our 2019 Share Repurchase Program. Approximately $2.9 billion remained available under our 2019 Share Repurchase Program as of October 21, 2019.
In August 2018 our Board of Directors authorized a program to repurchase up to $3.5 billion of our common stock (2018 Share Repurchase Program), which was completed as of June 30, 2019. All share repurchases under our 2018 Share Repurchase Program were retired. Under our 2018 Share Repurchase Program, we repurchased and retired approximately 8.9 million shares of our common stock at a cost of approximately $2.1 billion during the nine months ended September 30, 2019.
In July 2016 our Board of Directors authorized a program to repurchase up to $5.0 billion of our common stock (2016 Share Repurchase Program), which was completed as of June 30, 2018. All share repurchases under our 2016 Share Repurchase Program were retired. Under our 2016 Share Repurchase Program, we repurchased and retired approximately 10.5 million shares of our common stock at a cost of approximately $3.0 billion during the nine months ended September 30, 2018.
Accumulated Other Comprehensive Income (Loss)
The following tables summarize the changes in accumulated other comprehensive income (loss), net of tax by component:

(In millions)	Unrealized Gains (Losses) on Securities Available for Sale, Net of Tax	Unrealized Gains (Losses) on Cash Flow Hedges, Net of Tax	Gains (Losses) on Net Investment Hedge	Unfunded Status of Postretirement Benefit Plans, Net of Tax	Currency Translation Adjustments	Total
Balance, December 31, 2018	$(4.0)	$34.7	$3.5	$(31.3)	$(243.3)	$(240.4)
Other comprehensive income (loss) before reclassifications	11.6	115.8	53.5	1.5	51.3	233.7
Amounts reclassified from accumulated other comprehensive income (loss)	(1.3)	(77.7)	(6.6)	—	—	(85.6)
Net current period other comprehensive income (loss)	10.3	38.1	46.9	1.5	51.3	148.1
Balance, September 30, 2019	$6.3	$72.8	$50.4	$(29.8)	$(192.0)	$(92.3)

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

(In millions)	Unrealized Gains (Losses) on Securities Available for Sale, Net of Tax	Unrealized Gains (Losses) on Cash Flow Hedges, Net of Tax	Gains (Losses) on Net Investment Hedge	Unfunded Status of Postretirement Benefit Plans, Net of Tax	Currency Translation Adjustments	Total
Balance, December 31, 2017	$(1.6)	$(104.5)	$—	$(36.8)	$(175.5)	$(318.4)
Amounts reclassified, net of tax, upon adoption of ASU No. 2016-01	1.5	—	—	—	—	1.5
Balance, January 1, 2018	(0.1)	(104.5)	—	(36.8)	(175.5)	(316.9)
Other comprehensive income (loss) before reclassifications	(7.9)	58.3	—	0.2	(38.8)	11.8
Amounts reclassified from accumulated other comprehensive income (loss)	6.1	50.7	—	—	—	56.8
Net current period other comprehensive income (loss)	(1.8)	109.0	—	0.2	(38.8)	68.6
Balance, September 30, 2018	$(1.9)	$4.5	$—	$(36.6)	$(214.3)	$(248.3)

The following table summarizes the amounts reclassified from accumulated other comprehensive income:

(In millions)	Income Statement Location	Amounts Reclassified from Accumulated Other Comprehensive Income
		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
		2019	2018	2019	2018
Gains (losses) on securities available for sale	Other income (expense)	$0.6	$(0.1)	$1.6	$(7.7)
	Income tax benefit (expense)	(0.1)	—	(0.3)	1.6

Gains (losses) on cash flow hedges	Revenues	35.2	(8.4)	79.8	(51.7)
	Operating expenses	(0.8)	(0.3)	(2.0)	0.6
	Other income (expense)	0.1	0.1	0.2	0.2
	Income tax benefit (expense)	(0.1)	—	(0.3)	0.2

Gains (losses) on net investment hedge	Other income (expense)	2.2	—	6.6	—
	Income tax benefit (expense)	—	—	—	—

Total reclassifications, net of tax		$37.1	$(8.7)	$85.6	$(56.8)

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

13.    Earnings per Share
Basic and diluted earnings per share are calculated as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In millions)	2019	2018	2019	2018
Numerator:
Net income attributable to Biogen Inc.	$1,545.9	$1,444.4	$4,448.8	$3,483.9
Denominator:
Weighted average number of common shares outstanding	184.0	201.4	190.3	206.6
Effect of dilutive securities:
Stock options and employee stock purchase plan	—	—	—	—
Time-vested restricted stock units	0.1	0.4	0.1	0.3
Market stock units	0.1	0.1	0.1	0.1
Performance stock units settled in stock	—	—	—	—
Dilutive potential common shares	0.2	0.5	0.2	0.4
Shares used in calculating diluted earnings per share	184.2	201.9	190.5	207.0

Amounts excluded from the calculation of net income per diluted share because their effects were anti-dilutive were insignificant.
14.     Share-based Payments
Share-based Compensation Expense
The following table summarizes share-based compensation expense included in our condensed consolidated statements of income:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In millions)	2019	2018	2019	2018
Research and development	$15.4	$21.0	$65.2	$60.5
Selling, general and administrative	34.2	29.4	116.8	83.1
Subtotal	49.6	50.4	182.0	143.6
Capitalized share-based compensation costs	(1.7)	(3.5)	(7.8)	(9.7)
Share-based compensation expense included in total cost and expenses	47.9	46.9	174.2	133.9
Income tax effect	(8.1)	(7.7)	(29.1)	(21.8)
Share-based compensation expense included in net income attributable to Biogen Inc.	$39.8	$39.2	$145.1	$112.1

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

The following table summarizes share-based compensation expense associated with each of our share-based compensation programs:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In millions)	2019	2018	2019	2018
Market stock units	$9.3	$7.4	$24.8	$20.6
Time-vested restricted stock units	37.9	29.9	104.4	96.6
Cash settled performance units	0.3	5.8	(0.3)	9.4
Performance units	0.2	3.0	1.0	4.2
Performance stock units settled in stock	(1.1)	1.3	13.0	3.4
Performance stock units settled in cash	1.3	1.1	3.2	1.5
Employee stock purchase plan	1.7	1.9	9.7	7.9
NST stock options	—	—	26.2	—
Subtotal	49.6	50.4	182.0	143.6
Capitalized share-based compensation costs	(1.7)	(3.5)	(7.8)	(9.7)
Share-based compensation expense included in total cost and expenses	$47.9	$46.9	$174.2	$133.9

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
15.    Income Taxes
Tax Rate
A reconciliation between the U.S. federal statutory tax rate and our effective tax rate is summarized as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Statutory rate	21.0%	21.0%	21.0%	21.0%
State taxes	0.9	0.6	0.7	0.7
Taxes on foreign earnings	(5.0)	(0.5)	(4.7)	(1.3)
Credits and net operating loss utilization	(1.5)	(1.0)	(1.0)	(0.8)
Purchased intangible assets	0.4	0.3	0.4	0.5
Divestiture of Denmark manufacturing operations	—	—	1.5	—
Internal reorganization of certain intellectual property rights	(1.5)	—	(2.1)	—
GILTI	1.6	1.3	1.6	1.4
U.S. tax reform	—	(0.6)	—	(0.3)
Swiss tax reform	(3.1)	—	(1.0)	—
Other permanent items	(0.1)	0.3	0.2	0.3
Other	(0.8)	(1.0)	(0.3)	(0.2)
Effective tax rate	11.9%	20.4%	16.3%	21.3%

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

Changes in Tax Rate
For the three months ended September 30, 2019, compared to the same period in 2018, the decrease in our effective tax rate was primarily due to the enactment of a new taxing regime in the country and certain cantons of Switzerland, which we refer to as Swiss Tax Reform. As a result of the impact of Swiss Tax Reform, in the three months ended September 30, 2019, we recorded an income tax benefit of approximately $54.3 million, resulting from a remeasurement of our deferred tax assets and liabilities. In addition, in the three months ended September 30, 2019, we recognized a net benefit for the impact of the internal reorganization of certain intellectual property rights and a net benefit of $15.8 million resulting from the finalization of tax returns in various jurisdictions related to the 2018 fiscal year. We also had a higher effective tax rate in 2018 resulting from our sale of inventory, the tax effect of which had been included within prepaid taxes at January 1, 2018, at a higher effective tax rate than the 2018 statutory tax rate.
For the nine months ended September 30, 2019, compared to the same period in 2018, the decrease in our effective tax rate was primarily due to the combination of the internal reorganization of certain intellectual property rights and the impact of Swiss Tax Reform. This decrease was partially offset by a $64.7 million tax expense related to the divestiture of our subsidiary that owned our Hillerød, Denmark manufacturing operations. We also had a higher effective tax rate in 2018 resulting from our sale of inventory, the tax effect of which had been included within prepaid taxes at January 1, 2018, at a higher effective tax rate than the 2018 statutory tax rate.
Although we are recognizing a loss on the divestiture of our Hillerød, Denmark manufacturing operations, the divestiture requires us to write off certain deferred tax assets and resulted in a taxable gain in certain jurisdictions.
As a result of the internal reorganization of certain intellectual property rights, as of September 30, 2019, we recorded a deferred tax asset of $754.2 million and a deferred tax liability of $603.4 million.
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
16.    Other Consolidated Financial Statement Detail
Other Income (Expense), Net
Components of other income (expense), net, are summarized as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In millions)	2019	2018	2019	2018
Interest income	$30.5	$26.0	$90.8	$81.4
Interest expense	(45.8)	(49.0)	(141.4)	(151.2)
Gain (loss) on investments, net	(4.1)	141.1	198.9	132.0
Foreign exchange gains (losses), net	(4.2)	0.2	(4.7)	(13.8)
Other, net	(3.7)	(3.2)	(11.0)	(8.8)
Total other income (expense), net	$(27.3)	$115.1	$132.6	$39.6

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

Gain (loss) on investments, net, as reflected in the table above, relate to debt securities, equity securities of certain biotechnology companies, venture capital funds where the underlying investments are in equity securities of certain biotechnology companies and non-marketable equity securities.
The following table summarizes our gain (loss) on investments, net that relates to our equity securities held as of September 30, 2019:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In millions)	2019	2018	2019	2018
Net gains (losses) recognized during the period on equity securities	$(4.6)	$141.2	$197.3	$139.7
Less: Net gains (losses) recognized during the period on equity securities sold during the period	$4.4	$—	$46.8	$(0.5)
Unrealized gains (losses) recognized during the period on equity securities held as of September 30, 2019	$(9.0)	$141.2	$150.5	$140.2

Accrued Expenses and Other
Accrued expenses and other consists of the following:

(In millions)	As of September 30, 2019	As of December 31, 2018
Revenue-related reserves for discounts and allowances	$884.2	$874.7
Employee compensation and benefits	259.5	320.9
Royalties and licensing fees	222.3	224.7
Collaboration expenses	188.7	261.6
Current portion of contingent consideration obligations	147.5	444.8
Construction in progress	49.5	125.2
Other	677.4	609.3
Total accrued expenses and other	$2,429.1	$2,861.2

Other Long-term Liabilities
Other long-term liabilities were $1,370.9 million and $1,389.4 million as of September 30, 2019 and December 31, 2018, respectively, and included accrued income taxes totaling $801.7 million and $791.4 million, respectively.
17.    Collaborative and Other Relationships
Eisai Co., Ltd.
BAN2401 and Elenbecestat Collaboration
We have a collaboration agreement with Eisai Co., Ltd. (Eisai) to jointly develop and commercialize BAN2401, a monoclonal antibody that targets amyloid beta aggregates, and elenbecestat, the oral BACE (base amyloid cleaving enzyme) inhibitor, two Eisai product candidates for the potential treatment of AD (the BAN2401 and Elenbecestat Collaboration).
In September 2019 we and Eisai announced the decision to discontinue the global Phase 3 trials, MISSION AD1 and MISSION AD2, designed to assess the efficacy and safety of elenbecestat in patients with mild cognitive impairment and mild AD. As a result of this decision, in the third quarter of 2019, we accrued approximately $48.0 million related to our share of the termination of various clinical trials and research and development contracts incurred under the BAN2401 and Elenbecestat Collaboration.
The BAN2401 and Elenbecestat Collaboration also provided Eisai with an option to jointly develop and commercialize aducanumab, our anti-amyloid beta antibody candidate for early AD (Aducanumab Option), and an option to jointly develop and commercialize one of our anti-tau monoclonal antibodies (Anti-Tau Option). In October

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

2017 Eisai exercised its Aducanumab Option and we entered into a new collaboration agreement for the joint development and commercialization of aducanumab (Aducanumab Collaboration Agreement). Eisai has not yet exercised its Anti-Tau Option.
For additional information on our BAN2401 and Elenbecestat Collaboration, please read Note 19, Collaborative and Other Relationships, to our consolidated financial statements included in our 2018 Form 10-K.
For the three and nine months ended September 30, 2019 and 2018, sales and marketing expense related to the BAN2401 and Elenbecestat Collaboration was immaterial.
A summary of development expense related to the BAN2401 and Elenbecestat Collaboration is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In millions)	2019	2018	2019	2018
Total development expense incurred by the collaboration related to the advancement of BAN2401 and elenbecestat	$168.7	$64.9	$305.3	$176.0
Biogen's share of BAN2401 and elenbecestat development expense reflected in research and development expense in our condensed consolidated statements of income	$84.3	$32.5	$152.6	$88.0

Aducanumab Collaboration Agreement
Under the Aducanumab Collaboration Agreement, we and Eisai will co-promote aducanumab with a region-based profit split and we lead the ongoing development of aducanumab.
In March 2019, based on a pre-specified futility analysis, we discontinued the global Phase 3 trials, EMERGE and ENGAGE, designed to evaluate the efficacy and safety of aducanumab in patients with early AD. A new analysis of a larger dataset from these trials, conducted in consultation with the FDA, showed that the Phase 3 EMERGE study met its pre-specified primary and secondary endpoints. On October 22, 2019, we and Eisai announced that we plan to pursue regulatory approval for aducanumab in the U.S.
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
In the first quarter of 2019, as a result of the decision to discontinue the Phase 3 EMERGE and ENGAGE trials following the futility analysis, we accrued approximately $45.0 million related to the termination of various clinical trials and research and development contracts net of the expected 45% Eisai reimbursement of development costs incurred under the Aducanumab Collaboration Agreement.
Sales and marketing expense are shared in proportion to the same region-based profit split that will be utilized to co-promote aducanumab. For additional information on the Aducanumab Collaboration Agreement, please read Note 19, Collaborative and Other Relationships, to our consolidated financial statements included in our 2018 Form 10-K.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

A summary of development and sales and marketing expense related to the Aducanumab Collaboration Agreement is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In millions)	2019	2018	2019	2018
Total aducanumab development expense	$4.7	$64.8	$170.5	$204.8
Biogen's share of aducanumab development expense reflected in research and development expense in our condensed consolidated statements of income	$2.6	$55.1	$93.8	$183.6

Total aducanumab sales and marketing expense incurred by the collaboration	$0.1	$12.1	$21.3	$33.3
Biogen's share of aducanumab sales and marketing expense reflected in selling, general and administrative expense in our condensed consolidated statements of income	$—	$5.1	$11.7	$19.0

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
Samsung Bioepis
Joint Venture Agreement
In February 2012 we entered into a joint venture agreement with Samsung BioLogics, establishing an entity, Samsung Bioepis, to develop, manufacture and market biosimilar products. In June 2018 we exercised our option under our joint venture agreement to increase our ownership percentage in Samsung Bioepis from approximately 5% to approximately 49.9%. The share purchase transaction was completed in November 2018 and, upon closing, we paid 759.5 billion South Korean won ($676.6 million) to Samsung BioLogics. As of September 30, 2019, our ownership percentage remained at approximately 49.9%.
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
For the three and nine months ended September 30, 2019, we recognized losses on our investment of $21.8 million and $66.8 million, respectively. These losses reflect our share of losses totaling $0.8 million and $9.3 million, respectively, and amortization of basis differences totaling $21.1 million and $57.6 million, respectively.
As of September 30, 2019 and December 31, 2018, the carrying value of our investment in Samsung Bioepis totaled 687.3 billion South Korean won ($572.8 million) and 759.5 billion South Korean won ($680.6 million), respectively, which is classified as a component of investments and other assets in our condensed consolidated balance sheets.
Commercial Agreement
We reflect revenues on sales of BENEPALI, IMRALDI and FLIXABI to third parties in product revenues, net in our condensed consolidated statements of income and record the related cost of revenues and sales and marketing expenses in our condensed consolidated statements of income to their respective line items when these costs are incurred.
We share 50% of the profit or loss related to our commercial agreement with Samsung Bioepis, which is recognized in collaboration profit (loss) sharing in our condensed consolidated statements of income. For the three and nine months ended September 30, 2019, we recognized net profit-sharing expense of $60.1 million and $181.6 million, respectively, to reflect Samsung Bioepis' 50% sharing of the net collaboration profits, compared to $47.7 million and $131.2 million, respectively, in the prior year comparative periods.
Other Services
Simultaneous with the formation of Samsung Bioepis, we also entered into a license agreement, a technical development services agreement and a manufacturing agreement with Samsung Bioepis. For the three and nine months ended September 30, 2019, we recognized $12.9 million and $89.9 million, respectively, in revenues related to these services, which is reflected in collaborative and other relationships revenues as a component of other revenues in our condensed consolidated statements of income, compared to $48.1 million and $80.7 million, respectively, in the prior year comparative periods.
Following the divestiture of our Hillerød, Denmark manufacturing operations on August 1, 2019, FUJIFILM assumed responsibility for the manufacture of clinical and commercial quantities of bulk drug substance of biosimilar products for Samsung Bioepis. We no longer recognize revenues for the manufacturing completed after the divestiture date under our technical development services and manufacturing agreements with Samsung Bioepis. For additional information on the divestiture of our Hillerød, Denmark manufacturing operations, please read Note 3, Divestitures, to these condensed consolidated financial statements.
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
Neurimmune SubOne AG
We have a collaboration and license agreement with Neurimmune SubOne AG (Neurimmune) for the development and commercialization of antibodies for the potential treatment of AD, including aducanumab. We are responsible for the development, manufacturing and commercialization of all collaboration products. This agreement is effective for the longer of the duration of certain patents relating to a licensed product or 12 years from the first commercial sale of any product using such a licensed compound.
We consolidate the results of Neurimmune as we determined that we are the primary beneficiary of Neurimmune because we have the power through the collaboration to direct the activities that most significantly impact the entity’s economic performance and we are required to fund 100% of the research and development costs incurred in support of the collaboration.
Under the terms of our collaboration and license agreement with Neurimmune (the Neurimmune Agreement), the royalty rates payable on products developed under the Neurimmune Agreement, including royalty rates payable on potential commercial sales of aducanumab, range from the high single digits to sub-teens.
Research and development costs for which we reimbursed Neurimmune are reflected in research and development expense in our condensed consolidated statements of income. During the three and nine months ended September 30, 2019 and 2018, amounts reimbursed were immaterial.
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
As of September 30, 2019 and December 31, 2018, the carrying value of our investments in certain biotechnology companies representing potential unconsolidated variable interest entities totaled $23.1 million and $28.7 million, respectively. Our maximum exposure to loss related to these variable interest entities is limited to the carrying value of our investments.
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
Loss Contingencies
IMRALDI Patent Litigation
In September 2018 Fresenius Kabi Deutschland GmbH (Fresenius Kabi) commenced proceedings for damages and injunctive relief against Biogen France SAS in the Tribunal de Grande Instance de Paris, alleging that IMRALDI, the adalimumab biosimilar product of Samsung Bioepis UK Limited that Biogen commercializes in Europe, infringes the French counterpart of European Patent No. 3 148 510 (the ‘510 Patent), which was issued in June 2018 and expires in May 2035. No hearing on the merits has been scheduled.
In October 2018 Fresenius Kabi commenced preliminary injunction proceedings against Biogen (Denmark) Manufacturing ApS and Biogen Denmark A/S in Denmark's Maritime and Commercial High Court alleging infringement of the Danish Utility Models. In June 2019 the Danish court denied Fresenius Kabi's request for a preliminary injunction and Fresenius Kabi has appealed that decision.
In November 2018 Fresenius Kabi commenced infringement proceedings for damages and injunctive relief against Biogen Italia S.R.L. in the District Court of Milan relating to the Italian counterpart of the ‘510 Patent, and against Biogen GmbH in the Düsseldorf Regional Court relating to the German counterpart of the ‘510 Patent. A hearing in the proceeding in Germany has been set for March 2020. No hearing on the merits has been scheduled.
An estimate of the possible loss or range of loss in the above matters cannot be made at this time.
In August 2018 Biogen Idec Ltd. (Biogen UK) and Samsung Bioepis UK Limited filed an action in the United Kingdom Patents Court to revoke the United Kingdom (U.K.) counterpart of the ‘510 Patent. Fresenius Kabi counterclaimed for infringement, damages and injunctive relief. In July 2019 the United Kingdom Patents Court entered a consent order in which it declared that the U.K. counterpart of the '510 Patent is invalid, ordered the patent revoked and dismissed Fresenius Kabi's counterclaims.
In December 2018 Biogen B.V. and Samsung Bioepis UK Limited filed an action in the District Court of the Hague, Netherlands to revoke the Dutch counterpart of the ‘510 Patent. In September 2019 the parties entered an Agreement to Discontinue Proceedings wherein Fresenius Kabi declared the Dutch counterpart of the '510 Patent invalid and surrendered it in full.
In July 2019 Gedeon Richter PLC commenced proceedings against Biogen GmbH in the Düsseldorf Regional Court alleging infringement of the German counterpart of European Patent No. 3 212 667 (the '667 Patent), which was issued in September 2018 and expires in October 2035, and seeking damages and injunctive relief. A hearing has been set for November 2020. An estimate of the possible loss or range of loss cannot be made at this time.
In July 2019 Biogen Idec Ltd. (Biogen UK) and Samsung Bioepis UK Limited filed an action in the United Kingdom Patents Court to revoke the U.K. counterpart of the '667 Patent, and in August 2019 Biogen B.V. (Netherlands) and Samsung Bioepis UK Limited filed an action in the District Court of the Hague, Netherlands to revoke the Dutch counterpart of the '667 Patent. A hearing has been set for May 2020 in the Dutch matter and October 2020 in the U.K. matter.

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
In July 2018 we and certain other drug manufacturers and pharmacy benefit managers were served with a qui tam action filed by John Borzilleri on behalf of the U.S. and certain states in the U.S. District Court for the District of Rhode Island. The case was filed under seal in January 2014 and unsealed in April 2018 after the U.S. government declined to intervene. The case alleged agreements with pharmacy benefit managers in violation of the federal False Claims Act and state law counterparts and seeks single and treble damages, civil penalties, interest, attorneys' fees and costs. In September 2019 the court dismissed the action on the U.S. government's motion.
Securities Litigation
We and certain current and former officers were defendants in an action filed by a shareholder in October 2016 in the U.S. District Court for the District of Massachusetts alleging violations of federal securities laws under 15 U.S.C §78j(b) and §78t(a) and 17 C.F.R. §240.10b-5 and seeking a declaration of the action as a class action and an award of damages, interest and attorneys' fees. In June 2019 the U.S. Court of Appeals for the First Circuit affirmed the judgment dismissing the complaint with prejudice.
Dismissed Shareholder Derivative Litigation
On January 13, 2017, Mary Ann Mullaney, a Biogen shareholder, filed a complaint in the U.S. District Court for the District of Delaware asserting derivative claims on behalf of Biogen against certain of the company’s current and former directors and officers alleging that those individuals (i) breached their fiduciary duties by failing to oversee the company’s operations, (ii) breached their fiduciary duties and Section 14(a) of the Securities Exchange Act of 1934, as amended, and (iii) were unjustly enriched. The complaint sought unspecified damages, interest, attorneys’ fees and other costs. The parties filed a Joint Stipulation for Voluntary Dismissal and Proposed Order, which the court granted on August 6, 2019.
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
A trial date has been set in the Delaware action against Banner Life Sciences LLC for March 2020. A trial date has been set for December 2019 in the other Delaware actions and a trial date has been set for February 2020 in the West Virginia action against Mylan Pharmaceuticals Inc.
Petition for Inter Partes Review
In July 2018 Mylan Pharmaceuticals Inc. filed a petition with the U.S. Patent Trial and Appeal Board (PTAB) seeking inter partes review of our U.S. Patent No. 8,399,514 (the '514 Patent). The '514 Patent includes claims covering the treatment of MS with 480 mg of dimethyl fumarate per day as provided for in our TECFIDERA label. On February 6, 2019, the PTAB instituted inter partes review of the '514 Patent (the "Mylan IPR"). Thereafter, the PTAB

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

granted the petition of Sawai USA, Inc. and Sawai Pharmaceutical Co. Ltd. and joined them as petitioners in the Mylan IPR. A hearing has been scheduled for November 2019.
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
TYSABRI Patent Revocation Matters
In November 2017 Bioeq GMBH, affiliated with the Polpharma Group, brought an action in the Polish Patent Office seeking to revoke Polish Patent Number 215263 (the Polish ‘263 Patent), the Polish patent corresponding to our European Patent Number 1 485 127 (the EU ‘127 Patent) (“Administration of agents to treat inflammation”). The Polish ‘263 Patent concerns administration of natalizumab (TYSABRI) to treat MS. The Polish ‘263 Patent expires in February 2023. No hearing on the merits has been set in this matter.
Swiss Pharma International AG, also affiliated with the Polpharma Group, filed actions in the District Court of the Hague, Netherlands (January 2016), the German Patents Court (March 2016) and the Commercial Court of Rome (November 2017) seeking to invalidate the Dutch, German and Italian counterparts of the EU '127 Patent, which also concerns administration of natalizumab (TYSABRI) to treat MS and expires in February 2023. The Dutch and German counterparts were ruled invalid. The decision in the Dutch action was affirmed in September 2019 and our appeal as to the German action is pending. No date for a hearing on the merits has been set in the Italian action.
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
Government Matters
We have learned that state and U.S. governmental authorities are investigating our sales and promotional practices and have received related subpoenas. We are cooperating with the investigation.
We have also received subpoenas and other requests from the U.S. government for documents and information relating to our relationship with non-profit organizations that assist patients taking drugs sold by Biogen and the government has challenged some of our contributions to these organizations. We are cooperating with the

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

investigation and have participated in preliminary discussions with the government regarding potential resolution of aspects of the matter.
We have also received subpoenas and other requests from the U.S. government for documents and information relating to Biogen's co-pay assistance programs. We cooperated with the investigation and have received no communication from the government in this matter since December 2017.
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
Compliance with any resulting regulatory mandates may prove challenging and the macroeconomic impact on our sales and consolidated results of operations from these developments remains unknown. We do not, however, expect Brexit to have a material impact on our consolidated results of operations as 3.3% and 3.4% of our total product revenues for the three and nine months ended September 30, 2019, respectively, and 3.2% and 3.3% for the prior year comparative periods, respectively, were derived from U.K. sales.
We have implemented measures to meet E.U. legal and regulatory requirements and continue to modify our business operations to prepare for the U.K.'s separation from the E.U. However, we cannot predict the direction Brexit-related developments will take nor the impact of those developments on our European operations and the economies of the markets where we operate. Therefore, we will continue to monitor developments in this area and assess any potential impact on our business and results of operations.

Financial Highlights
Diluted earnings per share attributable to Biogen Inc. was $8.39 for the three months ended September 30, 2019, representing an increase of 17.3% over $7.15 in the same period in 2018.
As described below under Results of Operations, our net income and diluted earnings per share attributable to Biogen Inc. for the three months ended September 30, 2019, compared to the three months ended September 30, 2018, reflects the following:

•	Total revenues were $3,600.1 million for the third quarter of 2019, representing an increase of 4.7% over $3,439.0 million in the same period in 2018.

•
Product revenues, net totaled $2,894.7 million for the third quarter of 2019, representing an increase of 4.1% over $2,780.1 million in the same period in 2018. This increase was primarily due to a 36.2% increase in revenues from our biosimilar products and a 17.0% increase in revenues from SPINRAZA.

•
Revenues from anti-CD20 therapeutic programs totaled $595.8 million for the third quarter of 2019, representing an increase of 16.4% over $511.7 million in the same period in 2018. This increase was primarily due to a 37.3% increase in royalty revenues on sales of OCREVUS.

•
Other revenues totaled $109.6 million for the third quarter of 2019, representing a decrease of 25.5% from $147.2 million in the same period in 2018. This decrease was primarily due to lower revenues from our contract manufacturing agreements.

•
Total cost and expenses were $1,793.8 million for the third quarter of 2019, representing an increase of 3.0% over $1,741.4 million in the same period in 2018. This increase was primarily due to a 11.4% increase in selling, general and administrative expense, a 6.4% increase in research and development expense and a 34.2% decrease in net (gain) loss on fair value remeasurement of contingent consideration. The increase to cost and expenses was partially offset by a 6.7% decrease in cost of sales.

•
Net income attributable to Biogen Inc. was favorably impacted by a decrease in our effective tax rate to 11.9% for the third quarter of 2019, from 20.4% for the same period in 2018, due in part to an internal reorganization of certain intellectual property rights and the impact of the enactment of a new taxing regime in the country and certain cantons of Switzerland, which we refer to as Swiss Tax Reform.

As described below under Financial Condition, Liquidity and Capital Resources:

•	Cash, cash equivalents and marketable securities totaled approximately $6.3 billion and $4.9 billion as of September 30, 2019 and December 31, 2018, respectively.

•
We repurchased and retired approximately 3.1 million shares of our common stock at a cost of approximately $717.9 million during the third quarter of 2019 under a program authorized by our Board of Directors in March 2019 to repurchase up to $5.0 billion of our common stock (2019 Share Repurchase Program).

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
Acquisition of Nightstar Therapeutics plc
On June 7, 2019, we completed our acquisition of all of the outstanding shares of Nightstar Therapeutics plc (NST), a clinical-stage gene therapy company focused on adeno-associated virus (AAV) treatments for inherited retinal disorders. As a result of this acquisition, we added two mid-to late-stage clinical assets, as well as preclinical programs, in ophthalmology. These assets include BIIB111 (formerly known as NSR-REP1), which is in Phase 3 development for the potential treatment of choroideremia, a rare, degenerative, X-linked inherited retinal disorder that leads to blindness and currently has no approved treatments, and BIIB112 (formerly known as NSR-RPGR), which is in Phase 2/3 development for the potential treatment of X-linked retinitis pigmentosa (XLRP), which is a rare inherited retinal disease with no currently approved treatments.
Under the terms of this acquisition, we paid NST shareholders $25.50 in cash for each issued and outstanding NST share, which totaled $847.6 million.
For additional information on our acquisition of NST, please read Note 2, Acquisitions, to our condensed consolidated financial statements included in this report.
Divestiture of Hillerød, Denmark Manufacturing Operations
On August 1, 2019, we completed our sale of all of the outstanding shares of our subsidiary that owned our biologics manufacturing operations in Hillerød, Denmark to FUJIFILM Corporation (FUJIFILM). Upon the closing of this transaction, we received approximately $881.9 million in cash, which is subject to the finalization of certain working capital adjustments and may be further adjusted based on other contractual terms. In addition, we sold to FUJIFILM $41.8 million of raw materials.
For additional information on the divestiture of our Hillerød, Denmark manufacturing operations, please read Note 3, Divestitures, to our condensed consolidated financial statements included in this report.
Other Key Developments
BIIB098 (diroximel fumarate)
In February 2019 we and Alkermes plc announced that the U.S. Food and Drug Administration (FDA) has accepted for review the New Drug Application (NDA) for diroximel fumarate (BIIB098), a novel oral fumarate in development for the treatment of RMS. The NDA has been assigned a PDUFA (Prescription Drug User Fee Act) target action date in the fourth quarter of 2019. In October 2019 the FDA issued a tentative approval for diroximel fumarate. If approved, we intend to market diroximel fumarate under the brand name VUMERITY, which has been conditionally accepted by the FDA and will be confirmed upon final approval.
Aducanumab (AB mAb)
On October 22, 2019, we and Eisai Co., Ltd. (Eisai) announced that we plan to pursue regulatory approval for aducanumab in the U.S. and that the Phase 3 EMERGE study met its primary endpoint showing a significant reduction in clinical decline. We believe that results from a subset of patients in the Phase 3 ENGAGE study who received sufficient exposure to high dose aducanumab support the findings from EMERGE. The decision to file is based on a new analysis, conducted by Biogen in close consultation with the FDA, of a larger dataset from the Phase 3 EMERGE and ENGAGE trials that were discontinued in March 2019 following a futility analysis.
Elenbecestat
In September 2019 we and Eisai announced the decision to discontinue the global Phase 3 trials, MISSION AD1 and MISSION AD2, designed to assess the efficacy and safety of elenbecestat, the oral BACE (base amyloid cleaving enzyme) inhibitor, in patients with mild cognitive impairment and mild AD.
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

Results of Operations
Revenues
Revenues are summarized as follows:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
(In millions, except percentages)	2019		2018		2019		2018
Product revenues, net:
United States	$1,702.0	47.3%	$1,740.5	50.6%	$4,959.7	46.3%	$5,020.3	50.6%
Rest of world	1,192.7	33.1%	1,039.6	30.2%	3,495.3	32.6%	3,040.8	30.6%
Total product revenues, net	2,894.7	80.4%	2,780.1	80.8%	8,455.0	79.0%	8,061.1	81.2%
Revenues from anti-CD20 therapeutic programs	595.8	16.5%	511.7	14.9%	1,689.6	15.8%	1,445.3	14.6%
Other revenues	109.6	3.0%	147.2	4.3%	562.0	5.2%	420.2	4.2%
Total revenues	$3,600.1	100.0%	$3,439.0	100.0%	$10,706.6	100.0%	$9,926.6	100.0%

Product Revenues
Product revenues are summarized as follows:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
(In millions, except percentages)	2019		2018		2019		2018
Multiple Sclerosis:
TECFIDERA	$1,122.4	38.8%	$1,090.0	39.2%	$3,271.4	38.7%	$3,163.7	39.2%
Interferon*	530.0	18.3%	590.1	21.2%	1,585.3	18.7%	1,765.9	21.9%
TYSABRI	483.6	16.7%	470.2	16.9%	1,419.3	16.8%	1,399.5	17.4%
FAMPYRA	24.2	0.8%	22.5	0.8%	71.2	0.8%	69.9	0.9%
ZINBRYTA	—	—%	—	—%	—	—%	1.4	—%
Subtotal: MS product revenues	2,160.2	74.6%	2,172.8	78.2%	6,347.2	75.1%	6,400.4	79.4%

Spinal Muscular Atrophy:
SPINRAZA	547.1	18.9%	467.7	16.8%	1,553.8	18.4%	1,254.3	15.6%

Biosimilars:
BENEPALI	115.9	4.0%	123.4	4.4%	360.2	4.3%	359.9	4.5%
IMRALDI	49.3	1.7%	—	—%	132.3	1.6%	—	—%
FLIXABI	18.4	0.6%	11.4	0.4%	49.9	0.6%	29.2	0.4%
Subtotal: Biosimilar product revenues	183.6	6.3%	134.8	4.8%	542.4	6.4%	389.1	4.8%

Other:
FUMADERM	3.8	0.1%	4.8	0.2%	11.6	0.1%	17.3	0.2%

Total product revenues	$2,894.7	100.0%	$2,780.1	100.0%	$8,455.0	100.0%	$8,061.1	100.0%
*Interferon includes AVONEX and PLEGRIDY.
Multiple Sclerosis (MS)
TECFIDERA
For the three months ended September 30, 2019, compared to the same period in 2018, U.S.

TECFIDERA revenues were consistent with price increases, offset by a decrease in unit sales volume of 4% and higher rates in discounts and allowances.
For the nine months ended September 30, 2019, compared to the same period in 2018, the increase of 1.4% in U.S. TECFIDERA revenues was primarily due to price increases, partially offset by a decrease in unit sales volume of 3% and higher rates in discounts and allowances.
For the three and nine months ended September 30, 2019, compared to the same periods in 2018, the increases of 13.1% and 9.8%, respectively, in rest of world TECFIDERA revenues were primarily due to increases in unit sales volumes of 10% and 13%, respectively, primarily related to our European and Japanese markets, partially offset by pricing reductions in certain European countries.
We anticipate an increase in TECFIDERA demand on a global basis in 2019, compared to 2018, notwithstanding increasing competition from additional treatments for MS. We expect volume growth in our international markets to exceed volume declines in the U.S. We also expect price reductions in certain European countries.
We are currently involved in patent infringement proceedings against multiple parties pursuant to the Drug Price Competition and Patent Term Restoration Act of 1984, commonly known as the Hatch-Waxman Act, related to TECFIDERA. These parties have, or are seeking, regulatory approval of Abbreviated New Drug Applications for generic versions of TECFIDERA or NDAs filed under Section 505(b)(2) of the Federal Food, Drug and Cosmetic Act. If we are unsuccessful in these patent infringement actions, generic versions of TECFIDERA or other bioequivalent products could be introduced into the market prior to our patents’ expiry dates.
Interferon
For the three and nine months ended September 30, 2019, compared to the same periods in 2018, the decreases of 14.5% and 13.8%, respectively, in U.S. Interferon revenues were primarily due to decreases in Interferon unit sales volumes of 11% and 12%, respectively, which were primarily attributable to patients transitioning to other MS therapies and price decreases.
For the three months ended September 30, 2019, compared to the same period in 2018, the increase of 0.7% in rest of world Interferon revenues was primarily due to an increase in Interferon unit sales volumes of 13%, partially offset by pricing reductions in certain European countries.
For the nine months ended September 30, 2019, compared to the same period in 2018, the decrease of 2.0% in rest of world Interferon revenues was primarily due to pricing reductions in certain European countries, partially offset by an increase in Interferon unit sales volumes of 15%.

We expect that Interferon revenues will continue to decline in both the U.S. and international markets in 2019, compared to 2018, as a result of increasing competition from our other MS products as well as other treatments for MS, including biosimilars, and pricing reductions in certain European markets.
TYSABRI
For the three months ended September 30, 2019, compared to the same period in 2018, the increase of 4.0% in U.S. TYSABRI revenues was primarily due to price increases, partially offset by higher rates in discounts and allowances and a decrease in unit sales volumes of 1%.
For the nine months ended September 30, 2019, compared to the same period in 2018, the increase of 0.5% in U.S. TYSABRI revenues was primarily due to price increases, partially offset by a decrease in unit sales volumes of 4%.
For the three and nine months ended September 30, 2019, compared to the same periods in 2018, the increases of 1.6% and 2.5%, respectively, in rest of world TYSABRI revenues were primarily due to increases in unit sales volumes of 14% and 7%, respectively.
We anticipate TYSABRI demand to be stable on a global basis in 2019, compared to 2018, with expected volume declines in the U.S. due to increasing competition from additional treatments for MS, including OCREVUS, to be offset by volume growth in our international markets.

Spinal Muscular Atrophy
SPINRAZA
For the three and nine months ended September 30, 2019, compared to the same periods in 2018, the increases of 5.7% and 11.8%, respectively, in U.S. SPINRAZA revenues were primarily due to increases in unit sales volumes of 6% and 12%, respectively.
For the three and nine months ended September 30, 2019, compared to the same periods in 2018, the increases of 27.3% and 35.6%, respectively, in rest of world SPINRAZA revenues were primarily due to increases in unit sales volumes of 71% and 68%, respectively, partially offset by the unfavorable impact of foreign currency exchange of $9.2 million and $36.3 million, respectively.
For the nine months ended September 30, 2019, rest of world SPINRAZA revenues were favorably impacted by approximately $14.0 million as we reached a price reimbursement agreement in France, which resulted in the recognition of additional revenues in relation to sales for the period from August 2017, the date upon which we began to sell SPINRAZA in France, until December 2018 as we had a change in the estimated amount of revenues for which we determined that a significant reversal was not probable.
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
Biosimilars
BENEPALI, IMRALDI and FLIXABI
For the three and nine months ended September 30, 2019, compared to the same periods in 2018, the increases of 36.2% and 39.4%, respectively, in biosimilar revenues were primarily due to the launch of IMRALDI in the fourth quarter of 2018, partially offset by the unfavorable impact of foreign currency exchange of $6.5 million and $23.7 million, respectively.
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
Biogen’s Share of Pre-tax Profits in the U.S. for RITUXAN and GAZYVA
The following tables provide a summary of amounts comprising our share of pre-tax profits in the U.S. for RITUXAN and GAZYVA:

	For the Three Months Ended September 30,
(In millions)	2019	2018
Product revenues, net	$1,189.8	$1,112.4
Cost and expenses	141.6	157.0
Pre-tax profits in the U.S.	1,048.2	955.4
Biogen's share of pre-tax profits	$393.2	$358.0

	For the Nine Months Ended September 30,
(In millions)	2019	2018
Product revenues, net	$3,581.5	$3,350.5
Cost and expenses	473.0	499.9
Pre-tax profits in the U.S.	3,108.5	2,850.6
Biogen's share of pre-tax profits	$1,161.2	$1,066.6

For the three months ended September 30, 2019, compared to the same period in 2018, the increase in U.S. product revenues, net was primarily due to increased net sales of RITUXAN in the U.S. of 6.1%. This increase in net sales of RITUXAN in the U.S. reflects an increase in unit sales volume of 2% and lower discounts and allowances.
For the nine months ended September 30, 2019, compared to the same period in 2018, the increase in U.S. product revenues, net was primarily due to increased net sales of RITUXAN in the U.S. of 6.4%. This increase in net sales of RITUXAN in the U.S. reflects an increase in unit sales volume of 3% and selling price increases, partially offset by higher discounts and allowances.
For the three and nine months ended September 30, 2019, compared to the same periods in 2018, the increases in U.S. product revenues, net also reflects increases in GAZYVA unit sales volume of 20% and 13%, respectively.
For the three months ended September 30, 2019, compared to the same period in 2018, the decrease in collaboration costs and expenses was primarily due to lower cost of sales on RITUXAN.
For the nine months ended September 30, 2019, compared to the same period in 2018, the decrease in collaboration costs and expenses was primarily due to lower selling and marketing costs on RITUXAN and lower Branded Pharmaceutical Drug Fee expenses for RITUXAN and GAZYVA.
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
For the three and nine months ended September 30, 2019, compared to the same periods in 2018, the increases in other revenues from anti-CD20 therapeutic programs were primarily due to sales growth of OCREVUS. Royalty revenues recognized on sales of OCREVUS for the three and nine months ended September 30, 2019, totaled

$187.8 million and $482.1 million, respectively, compared to $136.8 million and $326.5 million, respectively, in the prior year comparative periods.
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
Other Revenues
Other revenues are summarized as follows:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
(In millions, except percentages)	2019		2018		2019		2018
Revenues from collaborative and other relationships	$13.2	12.0%	$47.4	32.2%	$89.7	16.0%	$72.8	17.3%
Other royalty and corporate revenues	96.4	88.0%	99.8	67.8%	472.3	84.0%	347.4	82.7%
Total other revenues	$109.6	100.0%	$147.2	100.0%	$562.0	100.0%	$420.2	100.0%
Revenues from Collaborative and Other Relationships
Revenues from collaborative and other relationships primarily include revenues from our technical development services and manufacturing agreements with Samsung Bioepis and royalty revenues on biosimilar products from Samsung Bioepis.
Following the divestiture of our Hillerød, Denmark manufacturing operations on August 1, 2019, FUJIFILM assumed responsibility for the manufacture of clinical and commercial quantities of bulk drug substance of biosimilar products for Samsung Bioepis. We no longer recognize revenues for the manufacturing completed after the divestiture date under our technical development services and manufacturing agreements with Samsung Bioepis.
For the three and nine months ended September 30, 2019, we recognized $12.9 million and $89.9 million, respectively, in revenues related to the services described above provided to Samsung Bioepis, compared to $48.1 million and $80.7 million, respectively, in the prior year comparative periods. Revenue recognized related to these services totaled $96.4 million for the year ended December 31, 2018.

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
For the three months ended September 30, 2019, compared to the same period in 2018, the decrease in other royalty and corporate revenues was primarily due to the reduction in royalty revenues due to the expiration of certain of our patents, partially offset by higher contract manufacturing revenues.
For the nine months ended September 30, 2019, compared to the same period in 2018, the increase in other royalty and corporate revenues was primarily due to $306.9 million in revenues recognized under the manufacturing and supply agreement with Bioverativ Inc. (Bioverativ) entered into in connection with the spin-off of our hemophilia business, compared to $131.1 million recognized in the prior year comparative period. The increase in Bioverativ revenues over the prior year comparative period was due to sales of hemophilia inventory on hand. The increase in corporate revenues was partially offset by the reduction in royalty revenues due to the expiration of certain of our patents.
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

Reserves for discounts, contractual adjustments and returns that reduced gross product revenues are summarized as follows:
For the three and nine months ended September 30, 2019, reserves for discounts and allowances as a percentage of gross product revenues were 24.4% and 23.5%, respectively, compared to 22.7% and 23.4%, respectively, in the prior year comparative periods.
Discounts
Discounts include trade term discounts and wholesaler incentives.
For the three and nine months ended September 30, 2019, compared to the same periods in 2018, discounts were relatively consistent.
Contractual Adjustments
Contractual adjustments primarily relate to Medicaid and managed care rebates, co-payment assistance, Veterans Administration, Public Health Service discounts, specialty pharmacy program fees and other government rebates or applicable allowances.
For the three and nine months ended September 30, 2019, compared to the same periods in 2018, the increases in contractual adjustments were primarily due to higher managed care rebates and governmental rebates in the U.S. as well as higher governmental rebates and allowances in the rest of world, due in part to increases in SPINRAZA sales volumes worldwide.

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

For the three and nine months ended September 30, 2019, compared to the same period in 2018, return reserves were relatively consistent.
For additional information on our revenue reserves, please read Note 4, Revenues, to our condensed consolidated financial statements included in this report.
Cost and Expenses
A summary of total cost and expenses is as follows:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
(In millions, except percentages)	2019	2018	Change %	2019	2018	Change %
Cost of sales, excluding amortization and impairment of acquired intangible assets	$430.0	$460.8	(6.7)%	$1,508.3	$1,327.8	13.6%
Research and development	540.4	507.9	6.4%	1,588.9	1,985.6	(20.0)%
Selling, general and administrative	554.5	497.7	11.4%	1,709.8	1,515.2	12.8%
Amortization and impairment of acquired intangible assets	283.9	281.9	0.7%	422.2	493.2	(14.4)%
Collaboration profit (loss) sharing	60.2	47.5	26.7%	181.8	129.2	40.7%
Loss on divestiture of Hillerød, Denmark manufacturing operations	(17.7)	—	**	95.5	—	**
(Gain) loss on fair value remeasurement of contingent consideration	(57.8)	(87.9)	(34.2)%	(66.3)	(91.6)	(27.6)%
Restructuring charges	0.3	6.0	(95.0)%	1.5	9.2	(83.7)%
Acquired in-process research and development	—	27.5	**	—	112.5	**
Total cost and expenses	$1,793.8	$1,741.4	3.0%	$5,441.7	$5,481.1	(0.7)%
** Percentage not meaningful.
Cost of Sales, Excluding Amortization and Impairment of Acquired Intangible Assets

Product Cost of Sales
For the three months ended September 30, 2019, compared to the same period in 2018, the decrease in product cost of sales was primarily due to lower cost of sales from contract manufacturing agreements and a decrease in inventory amounts written down as a result of excess, obsolescence, unmarketability or other reasons, partially offset by an increase in sales of our biosimilar products.

For the nine months ended September 30, 2019, compared to the same period in 2018, the increase in product cost of sales was primarily due to our sale to Bioverativ of hemophilia-related inventory on hand with a cost basis totaling $173.5 million in the first quarter of 2019, pursuant to the terms of the manufacturing and supply agreement with Bioverativ entered into in connection with the spin-off of our hemophilia business, an increase in sales of our biosimilar products and an increase in inventory amounts written down as a result of excess, obsolescence, unmarketability or other reasons, partially offset by lower cost of sales from our contract manufacturing agreements, except Bioverativ, as noted above.
Royalty Cost of Sales
For the three and nine months ended September 30, 2019, compared to the same periods in 2018, the decreases in royalty cost of sales were primarily due to a decrease in royalties payable on sales of TYSABRI resulting from the expiration of certain third party royalties, partially offset by increased royalties payable on higher sales of SPINRAZA and IMRALDI.
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
For the three months ended September 30, 2019, compared to the same period in 2018, the increase in research and development expense was primarily due to increases in costs incurred in connection with our early and late stage programs, partially offset by a decrease in costs incurred in connection with milestones and upfront expenses and research and discovery.
For the nine months ended September 30, 2019, compared to the same period in 2018, the decrease in research and development expense was primarily due to a decrease in milestone and upfront expenses and a decrease in research and discovery. These decreases were partially offset by increases in costs incurred in connection with our early and late stage programs.
We intend to continue committing significant resources to targeted research and development opportunities where there is a significant unmet need and where a drug candidate has the potential to be highly differentiated.
Milestone and Upfront Expenses
Milestone and upfront expenses for the nine months ended September 30, 2019, reflected the recognition of a $38.5 million charge to research and development expense upon entering into our collaboration and research development services agreement with Skyhawk. The decrease compared to the same period in 2018 was primarily due to the prior year recognition of a $486.2 million net charge to research and development expense related to the closing of a 10-year exclusive agreement with Ionis to develop novel antisense oligonucleotide drug candidates for a broad range of neurological diseases (the 2018 Ionis Agreement).
Early Stage Programs
For the three and nine months ended September 30, 2019, compared to the same periods in 2018, the increases in spending related to our early stage programs were primarily due to an increase in costs associated with:

•	our decision in September 2019 to discontinue the Phase 2b study of BG00011 (STX-100) for the potential treatment of idiopathic pulmonary fibrosis (IPF);

•	BIIB092 (gosuranemab) in PSP and AD pursuant to our license agreement with Bristol-Myers Squibb Company;

•	BIIB054 (α-synuclein mAb) in Parkinson's disease;

•	BIIB104 in cognitive impairment associated with schizophrenia (CIAS); and

•	BIIB110 (ActRIIA/B ligand trap) in SMA.
These increases were partially offset by a decrease in costs associated with:

•	the development of vixotrigine (BIIB074) in trigeminal neuralgia (TGN);

•	BIIB067 (tofersen) in ALS, which was advanced to a late stage program in the first quarter of 2019;

•
our decision in December 2018 to discontinue development of BIIB087, an investigational AAV-based gene therapy for the treatment of X-linked retinoschisis, and BIIB088, an investigational AAV-based gene therapy for the treatment of XLRP, upon the termination of our collaboration agreement with Applied Genetic Technologies Corporation; and

•	BAN2401 (Aβ mAb) in early AD pursuant to our collaboration arrangement with Eisai, which was advanced to a late stage program in the first quarter of 2019.
Late Stage Programs
For the three and nine months ended September 30, 2019, compared to the same periods in 2018, the increases in spending associated with our late stage programs were primarily due to:

•	our share of the termination costs related to the discontinuation of the global Phase 3 trials of elenbecestat in AD;

•	BAN2401 in early AD pursuant to our collaboration arrangement with Eisai, which was advanced to a late stage program in the first quarter of 2019;

•	tofersen in ALS, which was advanced to a late stage program in the first quarter of 2019; and

•	BIIB093 (glibenclamide IV) in large hemispheric infarction (LHI), which was advanced to a late stage program in the third quarter of 2018.
These increases were partially offset by a decrease in spending related to the discontinuation of the global Phase 3 trials of aducanumab, net of Eisai reimbursement.
In the first quarter of 2019, as a result of the decision to discontinue the Phase 3 EMERGE and ENGAGE trials following the futility analysis, we accrued approximately $45.0 million related to the termination of various clinical trials and research and development contracts net of the expected 45% Eisai reimbursement of development costs incurred by the collaboration for the advancement of aducanumab. On October 22, 2019, we and Eisai announced that, based on a new analysis, conducted by Biogen in close consultation with the FDA, of a larger dataset from the Phase 3 EMERGE and ENGAGE trials that were discontinued in March 2019 following the futility analysis, we plan to pursue regulatory approval for aducanumab in the U.S.
In March 2019 Eisai initiated a global Phase 3 trial for the development of BAN2401 in early AD. Under our collaboration arrangement, Eisai serves as the global operational and regulatory lead for BAN2401 and all costs, including research, development, sales and marketing expenses, are shared equally between us and Eisai.
In September 2019 we and Eisai announced the decision to discontinue the global Phase 3 trials, MISSION AD1 and MISSION AD2, designed to assess the efficacy and safety of elenbecestat in patients with mild cognitive impairment and mild AD. As a result of this decision, in the third quarter of 2019, we accrued approximately $48.0 million related to our share of the termination of various clinical trials and research and development contracts incurred under the collaboration arrangement with Eisai.
For additional information on our collaboration arrangements with Eisai, please read Note 17, Collaborative and Other Relationships, to our condensed consolidated financial statements included in this report.

Selling, General and Administrative
For the three and nine months ended September 30, 2019, compared to the same periods in 2018, the increases in selling, general and administrative expense were primarily due to an increase in corporate giving, an increase in commercialization costs, primarily related to SPINRAZA, as we continued to expand into new international markets, an increase in incentive compensation and an increase in legal and patent fees. These increases were partially offset by a decrease in operational spending associated with our pre-commercialization costs related to our AD programs following the discontinuation of the global Phase 3 trials of aducanumab in March 2019.
Selling, general and administrative expense for the nine months ended September 30, 2019, also reflects an increase due to acquisition related charges incurred in connection with our acquisition of NST totaling $33.4 million, including $18.4 million of stock-based compensation expense associated with the accelerated vesting of stock options previously granted to NST employees for post-combination services performed, partially offset by a decrease in operational spend on ZINBRYTA subsequent to the voluntary worldwide withdrawal of ZINBRYTA for RMS, which we and AbbVie Inc. announced in March 2018.

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
Amortization and impairment of acquired intangible assets for the three and nine months ended September 30, 2019, reflects the impact of a $215.9 million impairment charge related to certain in-process research and development (IPR&D) assets associated with the Phase 2b study of BG00011 for the potential treatment of IPF, which was discontinued in the third quarter of 2019, as discussed below.

Amortization of acquired intangible assets for the three and nine months ended September 30, 2018, reflects the impact of impairment charges related to certain IPR&D assets associated with our vixotrigine program totaling $189.3 million, as discussed below.
Amortization of acquired intangible assets, excluding impairment charges, totaled approximately $68.0 million and $206.3 million for the three and nine months ended September 30, 2019, respectively, compared to $92.6 million and $303.9 million, respectively, in the prior year comparative periods.
The decrease in amortization of acquired intangible assets, excluding impairment charges, was primarily due to a net overall decrease in our expected rate of amortization for acquired intangible assets. This decrease was primarily due to lower amortization subsequent to the impairment in the fourth quarter of 2018 of the U.S. license to Forward Pharma A/S' (Forward Pharma) intellectual property, including Forward Pharma's intellectual property related to TECFIDERA, and higher expected lifetime revenues of TYSABRI.
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
BG00011
During the third quarter of 2019 we discontinued the Phase 2b study of BG00011 for the potential treatment of IPF due to safety concerns. As a result, we recognized an impairment charge of approximately $215.9 million during the third quarter of 2019 to reduce the fair value of the IPR&D intangible asset to zero. We also adjusted the value of our contingent consideration obligations related to this asset resulting in a gain of $61.2 million in the third quarter of 2019.
Vixotrigine
During the third quarter of 2018 we completed the Phase 2b study of vixotrigine for the potential treatment of PLSR. The study did not meet its primary or secondary efficacy endpoints and we discontinued development of vixotrigine for the potential treatment of PLSR. As a result, we recognized an impairment charge of approximately $60.0 million during the third quarter of 2018 to reduce the fair value of the IPR&D intangible asset to zero.
In addition, we delayed the initiation of the Phase 3 studies of vixotrigine for the potential treatment of TGN as we awaited the outcome of ongoing interactions with the FDA regarding the design of the Phase 3 studies, a more detailed review of the data from the Phase 2b study of vixotrigine for the potential treatment of PLSR and insights from the Phase 2 study of vixotrigine for the potential treatment of small fiber neuropathy. We reassessed the fair value of the TGN program using reduced expected lifetime revenues, higher expected clinical development costs and a lower cumulative probability of success. As a result of that assessment, we recognized an impairment charge of $129.3 million during the third quarter of 2018 to reduce the fair value of the TGN IPR&D intangible asset to $41.8 million at that date. We also adjusted the value of our contingent consideration obligations related to the TGN program to reflect the lower cumulative probabilities of success resulting in a gain of $89.6 million in the third quarter of 2018.
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

For example, the TGN program has experienced numerous delays in development in the periods since we acquired the TGN program and the fair value of this asset is not significantly in excess of carrying value. In addition, we are currently testing vixotrigine in another mid-stage clinical trial, in a different neuropathic pain indication, for which we also have an IPR&D asset. Data from that trial may affect the economic value of vixotrigine and the IPR&D assets for one or both programs could be impaired if assumptions used in determining their fair value change.
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
For the three and nine months ended September 30, 2019, we recognized net profit-sharing expense of $60.1 million and $181.6 million, respectively, to reflect Samsung Bioepis' 50% sharing of the net collaboration profits, compared to $47.7 million and $131.2 million, respectively, in the prior year comparative periods. The increases in profit-sharing expense were primarily due to increased collaboration profits resulting from increased biosimilar sales.
For additional information on our collaboration arrangement with Samsung Bioepis, please read Note 17, Collaborative and Other Relationships, to our condensed consolidated financial statements included in this report.

Loss on Divestiture of Hillerød, Denmark Manufacturing Operations
Divestiture of Hillerød, Denmark Manufacturing Operations
On August 1, 2019, we completed the sale of all of the outstanding shares of our subsidiary that owns our biologics manufacturing operations in Hillerød, Denmark to FUJIFILM. Upon the closing of this transaction, we received approximately $881.9 million in cash, which is subject to the finalization of certain working capital adjustments and may be further adjusted based on other contractual terms, which are discussed below. We determined that the operations disposed of in this transaction did not meet the criteria to be classified as discontinued operations under the applicable guidance.
As part of this transaction, we have provided FUJIFILM with certain minimum batch production commitment guarantees. There is a risk that the minimum contractual batch production commitments will not be met. Based upon current estimates we expect to incur an adverse commitment obligation of approximately $114.0 million associated with such guarantees. We may adjust this estimate based upon changes in business conditions, which may result in the recognition of additional losses. We also may be obligated to indemnify FUJIFILM for liabilities that existed relating to certain business activities incurred prior to the closing of this transaction.
In addition, we may earn certain contingent payments based on future manufacturing activities at the Hillerød facility. For the disposition of a business, our policy is to recognize contingent consideration when the consideration is realizable. We currently believe the probability of earning these payments is remote and therefore we did not include these contingent payments in our calculation of the fair value of the operations.

As part of this transaction, we entered into certain manufacturing services agreements with FUJIFILM pursuant to which FUJIFILM will use the Hillerød facility to produce commercial products for us, such as TYSABRI, as well as other third-party products.
In connection with this transaction we recognized a total net loss of approximately $160.2 million in our condensed consolidated statements of income. This loss included a pre-tax loss of $95.5 million, which reflects a decrease of $17.7 million to our previously recorded pre-tax loss. The loss recognized was based on exchange rates and business conditions on the closing date of this transaction, and included costs to sell our Hillerød, Denmark manufacturing operations of approximately $11.2 million and our estimate of the fair value of an adverse commitment of approximately $114.0 million associated with the guarantee of future minimum batch production at the Hillerød facility. The value of this adverse commitment was determined using a probability-weighted estimate of future manufacturing activity. We also recorded a tax expense of $64.7 million related to this transaction.
Our estimate of the fair value of the adverse commitment is a Level 3 measurement and is based on forecasted batch production at the Hillerød facility.
For additional information on the divestiture of our Hillerød, Denmark manufacturing operations, please read Note 3, Divestitures, to our condensed consolidated financial statements included in this report.
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
For the three and nine months ended September 30, 2019, changes in the fair value of our contingent consideration obligations were primarily due to the discontinuation of our BG00011 program for the potential treatment of IPF, partially offset by a decrease in interest rates used to revalue our contingent consideration liabilities and the passage of time.
For the three and nine months ended September 30, 2018, changes in the fair value of our contingent consideration obligations were primarily due to lower cumulative probabilities of success related to our vixotrigine program for the potential treatment of TGN, an increase in interest rates used to revalue our contingent consideration liabilities and the passage of time.
For additional information on our IPR&D intangible assets related to our discontinued BG00011 program for the potential treatment of IPF and our vixotrigine program for the potential treatment of TGN, please read Note 6, Intangible Assets and Goodwill, to our condensed consolidated financial statements included in this report.
Acquired In-Process Research and Development

BIIB110 Acquisition
In July 2018 we acquired BIIB110 and ALG-802 from AliveGen Inc. (AliveGen). BIIB110 and ALG-802 represent novel ways of targeting the myostatin pathway. In connection with the closing of this transaction, we made an upfront payment of $27.5 million to AliveGen, which was recorded as acquired IPR&D in our condensed consolidated statements of income as BIIB110 has not yet reached technological feasibility.
BIIB104 Acquisition
In April 2018 we acquired BIIB104 from Pfizer Inc. (Pfizer). BIIB104 is a first-in-class, Phase 2b AMPA receptor potentiator for CIAS. In connection with the closing of this transaction, we made an upfront payment of $75.0 million to Pfizer, which was recorded as acquired IPR&D in our condensed consolidated statements of income as BIIB104 has not yet reached technological feasibility.
BIIB100 Acquisition
In January 2018 we acquired BIIB100 from Karyopharm Therapeutics Inc. (Karyopharm). BIIB100 is a Phase 1 investigational oral compound for the treatment of certain neurological and neurodegenerative diseases, primarily in ALS. In connection with the closing of this transaction, we made an upfront payment of $10.0 million to Karyopharm, which was recorded as acquired IPR&D in our condensed consolidated statements of income as BIIB100 has not yet reached technological feasibility.
For additional information on our acquisitions of BIIB110, BIIB104 and BIIB100, please read Note 2, Acquisitions, to our consolidated financial statements included in our 2018 Form 10-K.
Other Income (Expense), Net

For the three months ended September 30, 2019, compared to the same period in 2018, the change in other income (expense), net primarily reflects net losses totaling $4.1 million recognized on our investments related to our holdings in equity and debt securities, compared to net gains totaling $141.1 million in the prior year comparative period. The net losses recognized during the three months ended September 30, 2019, primarily reflects a decrease in the fair value in our investment in Ionis common stock from June 30, 2019, partially offset by a gain recognized on our sale of a portion of our investment in Ionis common stock during the third quarter of 2019 reflecting an increase in fair value of the shares sold from June 30, 2019.
Proceeds from our sale of a portion of our investment in Ionis common stock during the three and nine months ended September 30, 2019, totaled approximately $168.7 million and $382.0 million, respectively. The original cost basis upon acquisition in June 2018 for the shares sold during the three and nine months ended September 30, 2019, totaled approximately $138.9 million and $312.5 million, respectively.
For the nine months ended September 30, 2019, compared to the same period in 2018, the change in other income (expense), net primarily reflects net gains totaling $198.9 million recognized on our investments related to our holdings in equity and debt securities, compared to net gains totaling $132.0 million in the prior year comparative period. The net gains recognized during the nine months ended September 30, 2019, primarily reflect an increase in the fair value in our investment in Ionis common stock from December 31, 2018, partially offset by the net loss recognized on our sale of a portion of our investment in Ionis common stock during the second quarter of 2019 and third quarter of 2019 reflecting a decrease in fair value of the shares sold from March 31, 2019.
Other income (expense), net for the nine months ended September 30, 2019, also reflects an increase in the fair value of an investment in a non-marketable equity security from December 31, 2018, that was realized for a net gain of approximately $87.7 million upon sale in the second quarter of 2019.

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
For the three months ended September 30, 2019, compared to the same period in 2018, the decrease in our effective tax rate was primarily due to Swiss Tax Reform. As a result of the impact of Swiss Tax Reform, in the three months ended September 30, 2019, we recorded an income tax benefit of approximately $54.3 million, resulting from a remeasurement of our deferred tax assets and liabilities. In addition, in the three months ended September 30, 2019, we recognized a net benefit for the impact of the internal reorganization of certain intellectual property rights and a net benefit of $15.8 million resulting from the finalization of tax returns in various jurisdictions related to the 2018 fiscal year. We also had a higher effective tax rate in 2018 resulting from our sale of inventory, the tax effect of which had been included within prepaid taxes at January 1, 2018, at a higher effective tax rate than the 2018 statutory tax rate.
For the nine months ended September 30, 2019, compared to the same period in 2018, the decrease in our effective tax rate was primarily due to the combination of the internal reorganization of certain intellectual property rights and the impact of Swiss Tax Reform. This decrease was partially offset by a $64.7 million tax expense related to the divestiture of our subsidiary that owned our Hillerød, Denmark manufacturing operations. We also had a higher effective tax rate in 2018 resulting from our sale of inventory, the tax effect of which had been included within prepaid taxes at January 1, 2018, at a higher effective tax rate than the 2018 statutory tax rate.
Although we are recognizing a loss on the divestiture of our Hillerød, Denmark manufacturing operations, the divestiture requires us to write off certain deferred tax assets and resulted in a taxable gain in certain jurisdictions.
As a result of the internal reorganization of certain intellectual property rights, as of September 30, 2019, we recorded a deferred tax asset of $754.2 million and a deferred tax liability of $603.4 million.
For additional information on the divestiture of our Hillerød, Denmark manufacturing operations, please read Note 3, Divestitures, to our condensed consolidated financial statements included in this report.
For additional information on our uncertain tax positions and income tax rate reconciliation for the three and nine months ended September 30, 2019 and 2018, please read Note 15, Income Taxes, to our condensed consolidated financial statements included in this report.
Equity in Loss of Investee, Net of Tax

In February 2012 we entered into a joint venture agreement with Samsung BioLogics, establishing an entity, Samsung Bioepis, to develop, manufacture and market biosimilar products.
In June 2018 we exercised our option under our joint venture agreement to increase our ownership percentage in Samsung Bioepis from approximately 5% to approximately 49.9%. The share purchase transaction was completed in November 2018 and, upon closing, we paid 759.5 billion South Korean won ($676.6 million) to Samsung BioLogics. As of September 30, 2019, our ownership percentage remained at approximately 49.9%.
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
For the three and nine months ended September 30, 2019, losses reflect our share of losses totaling $0.8 million and $9.3 million, respectively, and amortization of basis differences totaling $21.1 million and $57.6 million, respectively.
For additional information on our collaboration arrangement with Samsung Bioepis, please read Note 17, Collaborative and Other Relationships to our condensed consolidated financial statements included in this report.

Financial Condition, Liquidity and Capital Resources
Our financial condition is summarized as follows:

(In millions, except percentages)	As of September 30, 2019	As of December 31, 2018	Change %
Financial assets:
Cash and cash equivalents	$2,343.9	$1,224.6	91.4%
Marketable securities — current	2,093.5	2,313.4	(9.5)%
Marketable securities — non-current	1,813.9	1,375.9	31.8%
Total cash, cash equivalents and marketable securities	$6,251.3	$4,913.9	27.2%
Borrowings:
Current portion of notes payable	$1,495.3	$—	100.0%
Notes payable	4,458.2	5,936.5	(24.9)%
Total borrowings	$5,953.5	$5,936.5	0.3%
Working capital:
Current assets	$8,448.2	$7,640.9	10.6%
Current liabilities	(4,432.2)	(3,295.2)	34.5%
Total working capital	$4,016.0	$4,345.7	(7.6)%
For the nine months ended September 30, 2019, certain significant cash flows were as follows:

•	$5.1 billion in net cash flows provided by operating activities, net of:

◦	$788.5 million in total payments for income taxes;

◦	$74.0 million upfront payment made to Skyhawk upon entering into a collaboration and research and development services agreement; and

◦	$45.0 million upfront payment made to C4 Therapeutics (C4T) upon entering into a collaborative research and license agreement;

•	$3.8 billion used for share repurchases;

•	$923.7 million in proceeds received on the divestiture of our Hillerød, Denmark manufacturing operations;

•	$744.4 million payment made for our acquisition of NST, net of cash acquired;

•	$476.0 million in proceeds received on sales of strategic investments;

•	$404.1 million used for purchases of property, plant and equipment; and

•	$300.0 million for the final contingent payment made to former shareholders of Fumapharm AG and holders of their rights.

For the nine months ended September 30, 2018, certain significant cash flows were as follows:

•	$4.3 billion in net cash flows provided by operating activities, net of:

◦	$698.8 million in total payments for income taxes; and

◦	$375.0 million upfront payment made to Ionis upon the closing of the 2018 Ionis Agreement and a $162.1 million charge reflecting the premium paid for the purchase of Ionis common stock;

•	$3.0 billion used for share repurchases;

•	$1.2 billion in contingent payments made to former shareholders of Fumapharm AG and holders of their rights;

•	$544.7 million used for purchases of property, plant and equipment;

•	$462.9 million payment made to Ionis reflecting the fair value of the Ionis common stock purchased upon the closing of the 2018 Ionis Agreement; and

•	$112.5 million in upfront payments made for our acquisitions of BIIB100, BIIB104 and BIIB110.
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
Share Repurchase Programs
In March 2019 our Board of Directors authorized our 2019 Share Repurchase Program, which is a program to repurchase up to $5.0 billion of our common stock. Our 2019 Share Repurchase Program does not have an expiration date. All share repurchases under our 2019 Share Repurchase Program will be retired. Under our 2019 Share Repurchase Program, we repurchased and retired approximately 3.1 million and 7.0 million shares of our common stock at a cost of approximately $717.9 million and $1.6 billion during the three and nine months ended September 30, 2019, respectively.
From October 1, 2019 through October 21, 2019, we repurchased and retired approximately 2.3 million shares of our common stock at a cost of approximately $508.6 million under our 2019 Share Repurchase Program. Approximately $2.9 billion remained available under our 2019 Share Repurchase Program as of October 21, 2019.
In August 2018 our Board of Directors authorized a program to repurchase up to $3.5 billion of our common stock (2018 Share Repurchase Program), which was completed as of June 30, 2019. All share repurchases under our 2018 Share Repurchase Program were retired. Under our 2018 Share Repurchase Program, we repurchased and retired approximately 8.9 million shares of our common stock at a cost of approximately $2.1 billion during the nine months ended September 30, 2019.
In July 2016 our Board of Directors authorized a program to repurchase up to $5.0 billion of our common stock (2016 Share Repurchase Program), which was completed as of June 30, 2018. All share repurchases under our 2016 Share Repurchase Program were retired. Under our 2016 Share Repurchase Program, we repurchased and retired approximately 10.5 million shares of our common stock at a cost of approximately $3.0 billion during the nine months ended September 30, 2018.
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
As of September 30, 2019, we had cash, cash equivalents and marketable securities totaling approximately $6.3 billion compared to approximately $4.9 billion as of December 31, 2018. The net increase in cash, cash equivalents and marketable securities at September 30, 2019 from December 31, 2018, was primarily due to cash flows from operations, cash received upon the divestiture of our Hillerød, Denmark manufacturing operations and proceeds from sales of strategic investments, partially offset by cash used for share repurchases, cash used for our acquisition of NST, net purchases of property, plant and equipment, contingent payments made to former shareholders of Fumapharm AG and holders of their rights, net purchases of marketable securities and upfront payments made to Skyhawk and C4T.
Investments and other assets in our condensed consolidated balance sheet as of September 30, 2019 and December 31, 2018, includes the carrying value of our investment in Samsung Bioepis of $572.8 million and $680.6 million, respectively. As Samsung Bioepis is a privately-held entity, our ability to liquidate our investment in Samsung Bioepis may be limited and we may realize significantly less than the value of such investment. Investments and other assets, as of September 30, 2019 and December 31, 2018, also includes the fair value of our investment in Ionis common stock of $318.2 million and $563.8 million, respectively, which is subject to certain holding period restrictions.
For additional information on our acquisition of NST, please read Note 2, Acquisitions, to our condensed consolidated financial statements included in this report. For additional information on the divestiture of our Hillerød, Denmark manufacturing operations, please read Note 3, Divestitures, to our condensed consolidated financial statements included in this report. For additional information on our collaboration arrangements with Skyhawk and Samsung Bioepis, please read Note 17, Collaborative and Other Relationships, to our condensed consolidated financial statements included in this report. For additional information on our collaboration arrangements with Ionis and C4T, please read Note 19, Collaborative and Other Relationships, to our consolidated financial statements included in our 2018 Form 10-K.
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
During the third quarter of 2015 we entered into a $1.0 billion, five-year senior unsecured revolving credit facility under which we are permitted to draw funds for working capital and general corporate purposes. The terms of the revolving credit facility include a financial covenant that requires us not to exceed a maximum consolidated leverage ratio. As of

September 30, 2019, we had no outstanding borrowings and were in compliance with all covenants under this facility.
For a summary of the fair and carrying values of our outstanding borrowings as of September 30, 2019 and December 31, 2018, please read Note 7, Fair Value Measurements, to our condensed consolidated financial statements included in this report.
Working Capital
Working capital is defined as current assets less current liabilities. The change in working capital at September 30, 2019, from December 31, 2018, reflects an increase in total current assets of approximately $807.3 million and an increase in total current liabilities of approximately $1.1 billion.
The net increase in total current assets was primarily driven by an increase in net cash, cash equivalents and marketable securities, as described above, offset by a decrease in inventory resulting from our sale of hemophilia-related inventory to Bioverativ.
The net increase in current liabilities was primarily due to the reclassification of $1.5 billion of our Senior Notes to current liabilities from notes payable, as the Senior Notes are due within one year. This increase was partially offset by a reduction in accrued expenses and other. The net decrease in accrued expenses and other was primarily related to a decrease in the accrual of contingent payments related to FUMADERM and TECFIDERA, a decrease in the accrual for construction in progress and the $45.0 million upfront payment made to C4T, which was accrued as of December 31, 2018.
Cash Flows
The following table summarizes our cash flow activity:

	For the Nine Months Ended September 30,
(In millions, except percentages)	2019	2018	% Change
Net cash flows provided by operating activities	$5,118.4	$4,292.3	19.2%
Net cash flows used in investing activities	$(237.9)	$(421.0)	(43.5)%
Net cash flows used in financing activities	$(3,744.0)	$(3,035.0)	23.4%
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
For the nine months ended September 30, 2019, compared to the same period in 2018, net cash flows provided by operating activities increased primarily due to higher net income, the changes in working capital, as discussed above, the $375.0 million upfront payment made to Ionis upon the closing of the 2018 Ionis Agreement and a $162.1 million charge reflecting the premium paid for the purchase of Ionis common stock in the prior year comparative period.
Investing Activities
For the nine months ended September 30, 2019, compared to the same period in 2018, the decrease in net cash flows used in investing activities was primarily due to a decrease in net proceeds related to marketable securities and the cash used for our acquisition of NST. These amounts were partially offset by a decrease in contingent payments made to former shareholders of Fumapharm AG and holders of their rights, the proceeds received upon the divestiture of our Hillerød, Denmark manufacturing operations, the proceeds received on our sales of strategic investments and the $462.9 million payment made to Ionis reflecting the fair value of the Ionis common stock purchased upon the closing of the 2018 Ionis Agreement in the prior year comparative period.
Financing Activities
For the nine months ended September 30, 2019, compared to the same period in 2018, the increase in net cash flows used in financing activities was primarily due to the increase in cash used for share repurchases.
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
As the acquisitions of Convergence, Stromedix and BIN occurred after January 1, 2009, we recognized the contingent consideration liabilities associated with these transactions at their fair value on the acquisition date and revalue these obligations each reporting period. We may pay up to approximately $0.7 billion in remaining milestones related to these acquisitions.
Contingent Development, Regulatory and Commercial Milestone Payments
Based on our development plans as of September 30, 2019, we could make potential future milestone payments to third parties of up to approximately $6.3 billion, including approximately $0.9 billion in development milestones, approximately $1.7 billion in regulatory milestones and approximately $3.7 billion in commercial milestones, as part of our various collaborations, including licensing and development programs. Payments under these agreements generally become due and payable upon achievement of certain development, regulatory or commercial milestones. Because the achievement of these milestones was not considered probable as of September 30, 2019, such contingencies have not been recorded in our financial statements. Amounts related to contingent milestone payments are not considered contractual obligations as they are contingent on the successful achievement of certain development, regulatory approval or commercial milestones.
Provided various development, regulatory or commercial milestones are achieved, we anticipate that we may pay approximately $172.0 million of milestone payments during the remainder of 2019.
Other Funding Commitments
As of September 30, 2019, we have several ongoing clinical studies in various clinical trial stages. Our most significant clinical trial expenditures are to contract research organizations (CROs). The contracts with CROs are generally cancellable, with notice, at our option. We recorded accrued expenses of approximately $37.0 million in our condensed consolidated balance sheet for expenditures incurred by CROs as of September 30, 2019. We have approximately $466.0 million in cancellable future commitments based on existing CRO contracts as of September 30, 2019.
Tax Related Obligations
We exclude liabilities pertaining to uncertain tax positions from our summary of contractual obligations as we cannot make a reliable estimate of the period of cash settlement with the respective taxing authorities. As of September 30, 2019, we have approximately $128.0 million of liabilities associated with uncertain tax positions.
As of both September 30, 2019 and December 31, 2018, included in other long-term liabilities we have accrued income tax liabilities of $697.0 million under a one-time mandatory deemed repatriation tax on accumulated foreign subsidiaries' previously untaxed foreign earnings (the Transition Toll Tax). Of the amounts accrued as of September 30, 2019, no amounts are expected to be paid within one year due to a $87.0 million carryforward of taxes paid in relation to the company's 2017 tax return. The Transition Toll Tax will be paid in installments over an eight-year period, which started in 2018, and will not accrue interest.
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
Foreign Currency Exchange Risk
Our results of operations are subject to foreign currency exchange rate fluctuations due to the global nature of our operations. We have operations or maintain distribution relationships in the U.S., Europe, Canada, Asia and Central and South America. In addition, we recognize our share of pre-tax co-

promotion profits on RITUXAN in Canada. As a result, our condensed consolidated financial position, results of operations and cash flows can be affected by market fluctuations in foreign currency exchange rates, primarily with respect to the Euro, British pound sterling, Canadian dollar, Swiss franc, Japanese yen and South Korean won.
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
During the second quarter of 2018 the International Practices Task Force of the Center for Audit Quality categorized Argentina as a country with a projected three-year cumulative inflation rate greater than 100%, which indicated that Argentina's economy is highly inflationary. This categorization did not have a material impact on our results of operations or financial position as of September 30, 2019, and is not expected to have a material impact on our results of operations or financial position in the future.
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
The following quantitative information includes the impact of currency movements on forward contracts used in our revenue, operating expense and balance sheet hedging programs. As of September 30, 2019 and December 31, 2018, a hypothetical adverse 10% movement in foreign currency exchange rates compared to the U.S. dollar across all maturities would result in a hypothetical decrease in the fair value of forward contracts of approximately $284.0 million and $290.0 million, respectively. The estimated fair value change was determined by measuring the impact of the hypothetical exchange rate movement on outstanding forward contracts. Our use of this methodology to quantify the market risk of such instruments is subject to assumptions and actual impact could be significantly different. The quantitative information about market risk is limited because it does not take into account all foreign currency operating transactions.
Net Investment Hedge Program
Our net investment hedging program is designed to mitigate currency fluctuations between the U.S. dollar and the South Korean won as a result of exercising our option to increase our ownership percentage in Samsung Bioepis to approximately 49.9%. We entered into foreign currency forward contracts to manage the foreign currency risk with our forward contracts used to hedge changes in the spot rate over the next one month. As of September 30, 2019 and December 31, 2018, a hypothetical adverse 10% movement would result in a hypothetical decrease in fair value of approximately $50.0 million and $64.0 million, respectively. The estimated fair value was determined by measuring the impact of the hypothetical spot rate movement on outstanding forward contracts.
Interest Rate Risk
Our investment portfolio includes cash equivalents and short-term investments. The fair value of our marketable securities is subject to change as a result of potential changes in market interest rates. The potential change in fair value for interest rate sensitive instruments has been assessed on a hypothetical 100 basis point adverse movement across all maturities. As of September 30, 2019 and December 31, 2018, we estimate that such hypothetical 100 basis point adverse movement would result in a hypothetical loss in fair value of approximately $27.0 million and $19.0 million, respectively, to our interest rate sensitive instruments. The fair values of our investments were determined using third-party pricing services or other market observable data.
To achieve a desired mix of fixed and floating interest rate debt, we entered into interest rate swap contracts during 2015 for certain of our fixed-rate debt. These derivative contracts effectively converted a fixed-rate interest coupon to a floating-rate LIBOR-based coupon over the life of the respective note. As of September 30, 2019 and December 31, 2018, a 100 basis-point adverse movement (increase in LIBOR) would increase annual interest expense by approximately $6.8 million.
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
We believe that our allowance for doubtful accounts was adequate as of September 30, 2019 and December 31, 2018. However, if significant changes occur in the availability of government funding or the reimbursement practices of these or other governments, we may not be able to collect on amounts due to us from customers in such countries and our results of operations could be adversely affected.
Item 4.    Controls and Procedures
Disclosure Controls and Procedures and Internal Control over Financial Reporting
Controls and Procedures
We have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of September 30, 2019. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that (a) the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and (b) such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II — OTHER INFORMATION
Item 1.    Legal Proceedings
For a discussion of legal proceedings as of September 30, 2019, please read Note 19, Litigation, to our unaudited condensed consolidated financial statements included in this report, which is incorporated into this item by reference.
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
Our activities, and the activities of our collaborators, distributors and other third-party providers, are subject to extensive government regulation and oversight both in the U.S. and in foreign jurisdictions. The FDA and comparable agencies in other jurisdictions directly regulate many of our most critical business activities, including the conduct of preclinical and clinical studies, product manufacturing, advertising and promotion, product distribution, adverse event reporting and product risk management. Our interactions in the U.S. or abroad with physicians and other health care providers that prescribe or purchase our products are also subject to government regulation designed to prevent fraud and abuse in the sale and use of products and place significant restrictions on the marketing practices of health care companies. Health care companies such as ours are facing heightened scrutiny of their relationships with health care providers from anti-corruption enforcement officials. In addition, health care companies such as ours have been the target of lawsuits and investigations alleging violations of government regulation, including claims asserting submission of incorrect pricing information, impermissible off-label promotion of pharmaceutical products, payments intended to influence the referral of health care business, submission of false claims for government reimbursement, antitrust violations or violations related to environmental matters. There is also enhanced scrutiny of company-sponsored patient assistance programs, including insurance premium and co-pay assistance programs and donations to third-party charities that provide such assistance. The U.S. government has challenged some of our donations to third-party charities that provide patient assistance. If we, or our vendors or donation recipients, are found to fail to comply with relevant laws, regulations or government guidance in the operation of these programs, we could be subject to significant fines or penalties. Risks relating to compliance with laws and regulations may be heightened as we continue to expand our global operations and enter new therapeutic areas with different patient populations, which may have different product distribution methods, marketing programs or patient assistance programs from those we currently utilize or support.
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
Our success in commercializing biosimilars developed by Samsung Bioepis is subject to a number of risks, including:

•
Reliance on Third Parties. We are dependent on the efforts of Samsung Bioepis and other third parties over whom we have limited or no control in the development and manufacturing of biosimilars products. In addition, following the divestiture of our Hillerød, Denmark manufacturing operations, we are dependent on FUJIFILM for the manufacture of biosimilar products. If Samsung Bioepis, FUJIFILM or other third parties fail to perform successfully, we may not realize the anticipated benefits of our investment in Samsung Bioepis;

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

•
Ability to Provide Adequate Supply. Manufacturing biosimilars is complex. If we encounter any manufacturing or supply chain difficulties, we may be unable to meet higher than anticipated demand. In addition, following the divestiture of our Hillerød, Denmark manufacturing operations, we are dependent on FUJIFILM for the manufacture of biosimilar products. FUJIFILM may not perform their obligations in a timely and cost-effective manner or in compliance with applicable regulations and may be unable or unwilling to increase production capacity commensurate with demand for our existing or future biosimilar products;

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
Our quarterly revenues, expenses and net income (loss) have fluctuated in the past and are likely to fluctuate significantly in the future due to the risks described in these Risk Factors as well as the timing of charges and expenses that we may take. We have recorded, or may be required to record, charges that include:

•	the cost of restructurings or other initiatives to streamline our operations and reallocate resources;

•	impairments with respect to investments, fixed assets and long-lived assets, including IPR&D and other intangible assets;

•	inventory write-downs for failed quality specifications, charges for excess or obsolete inventory and charges for inventory write downs relating to product suspensions, expirations or recalls;

•	changes in the fair value of contingent consideration;

•	bad debt expenses and increased bad debt reserves;

•	outcomes of litigation and other legal or administrative proceedings, regulatory matters and tax matters;

•	milestone payments under license and collaboration agreements;

•	payments in connection with acquisitions and other business development activities; and

•	failure to meet certain contractual commitments, including, for example, the minimum batch production commitment guarantees we have provided as part of the transaction with FUJIFILM.
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
As a global biopharmaceutical company, we are subject to taxation in numerous countries, states and other jurisdictions. As a result, our effective tax rate is derived from a combination of applicable tax rates (including withholding taxes) in the various places that we operate. In preparing our financial statements, we estimate the amount of tax that will become payable in each of such places. Our effective tax rate, however, may be different than experienced in the past due to numerous factors, including changes in the mix of our profitability from country to country, the results of examinations and audits of our tax filings, adjustments to the value of our uncertain tax positions, interpretations by tax authorities or other bodies with jurisdiction, the result of tax cases, changes in accounting for income taxes and changes in tax laws either prospectively or retrospectively (including by regulation). Any of these factors could cause us to experience an effective tax rate significantly different from previous periods or our current expectations.
In addition, our inability to secure or sustain acceptable arrangements with tax authorities and future changes in the tax laws, among other things, may result in tax obligations in excess of amounts accrued in our financial statements.
The Tax Cuts and Jobs Act of 2017 (2017 Tax Act) resulted in significant changes to the U.S. corporate income tax system. These changes include a federal statutory rate reduction from 35% to 21%, the elimination or reduction of certain domestic deductions and credits and limitations on the deductibility of interest expense and executive compensation. The 2017 Tax Act also transitions international taxation from a worldwide system to a modified territorial system, which has the effect of subjecting certain earnings of our foreign subsidiaries to immediate U.S. taxation as global intangible low-taxed income, includes base erosion prevention measures on non-U.S. earnings and the reduced effective tax rate on income that comes from U.S. exports, called Foreign Derived Intangible Income. These changes became effective in 2018.
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
The Swiss Federal Act on Tax Reform and AHV Financing (TRAF) will result in significant changes to the Swiss cantonal income tax system. These changes include the elimination of historic favorable cantonal tax regimes, the introduction of a patent box regime and the introduction of a research and development super deduction. The TRAF also provides for transitional rules to lessen the immediate impact of the elimination of the favorable cantonal tax regimes. These changes will become effective on January 1, 2020. In response to the TRAF, each canton must enact cantonal tax reform to comply with the framework provided by the TRAF and are also expected to lower the statutory tax rate to compensate for the elimination of the historic favorable cantonal tax regimes. We will account for the impact of the TRAF and the specific cantonal tax reform changes in the period in which each canton in which we operate enacts the cantonal tax reform. Zug, a canton in which we operate, enacted cantonal tax reform in the third quarter of 2019 and we expect Solothurn, another canton in which we operate, to enact cantonal tax reform within the next six months. Upon the enactment of Zug cantonal tax reform, we were required to remeasure our Swiss deferred tax assets and liabilities, to account for the elimination of the historic favorable cantonal tax regimes, the impact of the transitional rules and the change in the statutory cantonal tax rate. Further remeasurement of our Swiss deferred tax assets and liabilities could have a significant impact on our income tax provision in the period of enactment.
In addition, the enactment of some or all of the recommendations set forth or that may be forthcoming in the Organization for Economic Cooperation and Development’s project on “Base Erosion and Profit Shifting” (BEPS) by tax authorities and economic blocs in the countries in which we operate, could negatively impact our effective tax rate. These initiatives focus on common international principles for the entitlement to taxation of global corporate profits and minimum global tax rates.
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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table summarizes our common stock repurchase activity under our 2019 Share Repurchase Program during the third quarter of 2019:

Period	Total Number of Shares Purchased (#)	Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Programs (#)	Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under Our Programs ($ in millions)
July 2019	378,467	$237.94	378,467	$4,000.0
August 2019	—	$—	—	$4,000.0
September 2019	2,700,000	$232.52	2,700,000	$3,372.2
Total	3,078,467	$233.19

In March 2019 our Board of Directors authorized our 2019 Share Repurchase Program, which is a program to repurchase up to $5.0 billion of our common stock. Our 2019 Share Repurchase Program does not have an expiration date. All share repurchases under our 2019 Share Repurchase Program will be retired. Under our 2019 Share Repurchase Program, we repurchased and retired approximately 3.1 million and 7.0 million shares of our common stock at a cost of approximately $717.9 million and $1.6 billion during the three and nine months ended September 30, 2019, respectively.
In August 2018 our Board of Directors authorized our 2018 Share Repurchase Program, which was a program to repurchase up to $3.5 billion of our common stock that was completed as of June 30, 2019. All share repurchases under our 2018 Share Repurchase Program were retired. Under our 2018 Share Repurchase Program, we repurchased and retired approximately 8.9 million shares of our common stock at a cost of approximately $2.1 billion during the nine months ended September 30, 2019.
From October 1, 2019 through October 21, 2019, we repurchased and retired approximately 2.3 million shares of our common stock at a cost of approximately $508.6 million under our 2019 Share Repurchase Program. As of October 21, 2019, we have repurchased and retired approximately 9.3 million shares of our common stock at a cost of approximately $2.1 billion under our 2019 Share Repurchase Program. Approximately $2.9 billion remained available under our 2019 Share Repurchase program as of October 21, 2019.
Item 6.    Exhibits
The exhibits listed below are filed or furnished as part of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
10.1*+	Annual Retainer Summary for Board of Directors (effective as of January 1, 2020).

31.1+	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1++	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101++
The following materials from Biogen Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Equity and (vi) Notes to Condensed Consolidated Financial Statements.

104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in Inline XBRL.

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
October 22, 2019