Form 10-K
period 2019-12-31
BIOGEN INC.
filed 2020-02-06
CIK 875045

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 0-19311
BIOGEN INC.
(Exact name of registrant as specified in its charter)

Delaware	33-0112644
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
225 Binney Street, Cambridge, MA 02142
(617) 679-2000
(Address, including zip code, and telephone number, including area code, of Registrant’s principal executive offices)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange Where Registered
Common Stock, $0.0005 par value	BIIB	The	Nasdaq Global Select Market
Securities registered pursuant to Section 12(g) of the Act:
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☒        No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐        No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒       No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ☒        No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐       No ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) computed by reference to the price at which the common stock was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $43,010,112,437.
As of February 4, 2020, the registrant had 174,064,011 shares of common stock, $0.0005 par value, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement for our 2020 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

BIOGEN INC.
ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2019

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

•
the potential impact of increased product competition in the markets in which we compete, including increased competition from generics, biosimilars, prodrugs and products approved under abbreviated regulatory pathways;

•	our plans and investments in our core and emerging growth areas, as well as implementation of our corporate strategy;

•
the drivers for growing our business, including our plans and intention to commit resources relating to research and development programs and business development opportunities, as well as the potential benefits and results of, and the anticipated timing to complete, certain business development transactions;

•	our ability to finance our operations and business initiatives and obtain funding for such activities;

•	the costs and timing of potential clinical trials, filings and approvals, and the potential therapeutic scope of the development and commercialization of our and our collaborators’ pipeline products;

•	adverse safety events involving our marketed products, generic or biosimilar versions of our marketed products or any other products from the same class as one of our products;

•
the potential impact of healthcare reform in the United States (U.S.) and measures being taken worldwide designed to reduce healthcare costs and limit the overall level of government expenditures, including the impact of pricing actions and reduced reimbursement for our products;

•
our manufacturing capacity, use of third-party contract manufacturing organizations, plans and timing relating to changes in our manufacturing capabilities and activities in new or existing manufacturing facilities;

•	the impact of the continued uncertainty of the credit and economic conditions in certain countries in Europe and our collection of accounts receivable in such countries;

•	the potential impact on our results of operations and liquidity of the United Kingdom's (U.K.) departure from the European Union (E.U.);

•	lease commitments, purchase obligations and the timing and satisfaction of other contractual obligations; and

•	the impact of new laws, including the Swiss Federal Act on Tax Reform and AHV Financing, regulatory requirements, judicial decisions and accounting standards.

These forward-looking statements involve risks and uncertainties, including those that are described in Item 1A. Risk Factors included in this report and elsewhere in this report, that could cause actual results to differ materially from those reflected in such statements. You should not place undue reliance on these statements. Forward-looking statements speak only as of the date of this report. Except as required by law, we do not undertake any obligation to publicly update any forward-looking statements, whether as a result of new information, future developments or otherwise.
NOTE REGARDING COMPANY AND PRODUCT REFERENCES
References in this report to:
•“Biogen,” the “company,” “we,” “us” and “our” refer to Biogen Inc. and its consolidated subsidiaries;

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

NOTE REGARDING TRADEMARKS
AVONEX®, PLEGRIDY®, RITUXAN®, RITUXAN HYCELA®, SPINRAZA®, TECFIDERA®, TYSABRI®, VUMERITY® and ZINBRYTA® are registered trademarks of Biogen.
BENEPALITM, FLIXABITM, FUMADERMTM and IMRALDITM are trademarks of Biogen.
ALPROLIX®, ELOCTATE®, ENBREL®, EYLEA®, FAMPYRATM, GAZYVA®, HUMIRA®, LUCENTIS®, OCREVUS®, REMICADE®, SkySTARTM and other trademarks referenced in this report are the property of their respective owners.

PART I
Item 1.     Business
Overview
Biogen is a global biopharmaceutical company focused on discovering, developing and delivering worldwide innovative therapies for people living with serious neurological and neurodegenerative diseases as well as related therapeutic adjacencies. Our core growth areas include multiple sclerosis (MS) and neuroimmunology; Alzheimer’s disease (AD) and dementia; neuromuscular disorders, including spinal muscular atrophy (SMA) and amyotrophic lateral sclerosis (ALS); movement disorders, including Parkinson's disease; and ophthalmology. We are also focused on discovering, developing and delivering worldwide innovative therapies in our emerging growth areas of immunology; neurocognitive disorders; acute neurology; and pain. In addition, we commercialize biosimilars of advanced biologics. We support our drug discovery and development efforts through the commitment of significant resources to discovery, research and development programs and business development opportunities.
Our marketed products include TECFIDERA, AVONEX, PLEGRIDY, TYSABRI, VUMERITY and FAMPYRA for the treatment of MS; SPINRAZA for the treatment of SMA; and FUMADERM for the treatment of severe plaque psoriasis. We also have certain business and financial rights with respect to RITUXAN for the treatment of non-Hodgkin's lymphoma, chronic lymphocytic leukemia (CLL) and other conditions; RITUXAN HYCELA for the treatment of non-Hodgkin's lymphoma and CLL; GAZYVA for the treatment of CLL and follicular lymphoma; OCREVUS for the treatment of primary progressive MS (PPMS) and relapsing MS (RMS); and other potential anti-CD20 therapies pursuant to our collaboration arrangements with Genentech, Inc. (Genentech), a wholly-owned member of the Roche Group. For additional information on our collaboration arrangements with Genentech, please read Note 18, Collaborative and Other Relationships, to our consolidated financial statements included in this report.
For over two decades we have led in the research and development of new therapies to treat MS, resulting in our leading portfolio of MS treatments. Now our research is focused on additional improvements in the treatment of MS, such as the development of next generation therapies for MS, with a goal to reverse or possibly repair damage caused by the disease. We also introduced the first approved treatment for SMA and are continuing to pursue research and development for potential advancements in the treatment of SMA, including a muscle enhancement program, novel antisense oligonucleotide (ASO) drug candidates and an oral splicing modulator. We are also applying our scientific expertise to solve some of the most challenging and complex diseases, including AD, ALS, Parkinson's disease, choroideremia (CHM), X-linked retinitis pigmentosa (XLRP), systemic lupus erythematosus (SLE), cutaneous lupus erythematosus (CLE), cognitive impairment associated with schizophrenia (CIAS), stroke, epilepsy and pain.
Our innovative drug development and commercialization activities are complemented by our biosimilar business that expands access to medicines and reduce the cost burden for healthcare systems. Through Samsung Bioepis Co., Ltd. (Samsung Bioepis), our joint venture with Samsung BioLogics Co., Ltd. (Samsung BioLogics), we market and sell BENEPALI, an etanercept biosimilar referencing ENBREL, IMRALDI, an adalimumab biosimilar referencing HUMIRA, and FLIXABI, an infliximab biosimilar referencing REMICADE, in certain countries in Europe and have exclusive rights to commercialize these products in China. Additionally, we have exclusive rights to commercialize two potential ophthalmology biosimilar products, SB11 referencing LUCENTIS and SB15 referencing EYLEA, in major markets worldwide, including the U.S., Canada, Europe, Japan and Australia. For additional information on our collaboration arrangements with Samsung Bioepis, please read Note 18, Collaborative and Other Relationships, to our consolidated financial statements included in this report.

Key Business Developments
The following is a summary of key developments affecting our business since the beginning of 2019.
For additional information on our acquisitions, collaborative and other relationships discussed below, please read Note 2, Acquisitions, Note 3, Divestitures, Note 18, Collaborative and Other Relationships, and Note 19, Investments in Variable Interest Entities, to our consolidated financial statements included in this report.
Acquisitions, Collaborative and Other Relationships
Skyhawk Therapeutics, Inc.
In January 2019 we entered into a collaboration and research and development services agreement with Skyhawk Therapeutics, Inc. (Skyhawk) pursuant to which the companies are leveraging Skyhawk's SkySTAR technology platform with the goal of discovering innovative small molecule treatments for patients with neurological diseases, including MS and SMA. We are responsible for the development and potential commercialization of any therapies resulting from this collaboration. In October 2019 we amended this agreement to add an additional discovery program.
Nightstar Therapeutics plc
In June 2019 we completed our acquisition of all of the outstanding shares of Nightstar Therapeutics plc (NST), a clinical-stage gene therapy company focused on adeno-associated virus (AAV) treatments for inherited retinal disorders. As a result of this acquisition, we added two mid- to late-stage clinical assets, as well as preclinical programs, in ophthalmology.
Divestiture of Hillerød, Denmark Manufacturing Operations
In August 2019 we completed the sale of all of the outstanding shares of our subsidiary that owned our biologics manufacturing operations in Hillerød, Denmark to FUJIFILM Corporation (FUJIFILM).
Samsung Bioepis
In December 2019 we completed a transaction with Samsung Bioepis and secured the exclusive rights to commercialize two potential ophthalmology biosimilar products, SB11 referencing LUCENTIS and SB15 referencing EYLEA, in major markets worldwide, including the U.S., Canada, Europe, Japan and Australia. We also acquired an option to extend our existing commercial agreement with Samsung Bioepis for BENEPALI, IMRALDI and FLIXABI in Europe and obtained exclusive rights to commercialize these products in China.
BIIB080 Option Exercise
In December 2019 we exercised our option with Ionis Pharmaceuticals, Inc. (Ionis) and obtained a worldwide, exclusive, royalty-bearing license to develop and commercialize BIIB080 (tau ASO), an investigational treatment for AD.
Pfizer Inc.
In January 2020 we entered into an agreement to acquire PF-05251749, a novel CNS-penetrant small molecule inhibitor of casein kinase 1 (CK1), for the potential treatment of patients with behavioral and neurological symptoms across various psychiatric and neurological diseases from Pfizer Inc. (Pfizer). In particular, we plan to develop the Phase 1 asset for the treatment of sundowning in AD and irregular sleep wake rhythm disorder (ISWRD) in Parkinson’s disease. This transaction is subject to customary closing conditions, including the expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 in the U.S. We expect this transaction to close in the first quarter of 2020.
Other Key Developments
VUMERITY
In October 2019 the U.S. Food and Drug Administration (FDA) approved VUMERITY for the treatment of RMS. The FDA approval of VUMERITY was based on a New Drug Application (NDA) submitted under the 505(b)(2) filing pathway. It included interim exposure and safety findings from EVOLVE-MS-1, an ongoing, Phase 3, single-arm, open label, two-year safety study evaluating VUMERITY in patients with relapsing remitting MS (RRMS), and data from pharmacokinetic bridging studies comparing VUMERITY and TECFIDERA to establish bioequivalence, and relied, in part, on the FDA's findings of safety and efficacy for TECFIDERA. In November 2019 VUMERITY became available in the U.S.

Aducanumab (Aβ mAb)
In October 2019 we and our collaboration partner Eisai Co., Ltd. (Eisai) announced that we plan to pursue regulatory approval for aducanumab, our anti-amyloid beta antibody candidate for the potential treatment of AD, in the U.S.
2019 Share Repurchase Programs
In March 2019 our Board of Directors authorized a program to repurchase up to $5.0 billion of our common stock (March 2019 Share Repurchase Program). Our March 2019 Share Repurchase Program does not have an expiration date. All share repurchases under our March 2019 Share Repurchase Program will be retired.
In December 2019 our Board of Directors authorized a program to repurchase up to $5.0 billion of our common stock (December 2019 Share Repurchase Program). Our December 2019 Share Repurchase Program does not have an expiration date. All share repurchases under our December 2019 Share Repurchase Program will be retired.
Board of Directors Update
In June 2019 stockholders elected two new independent directors, William A. Hawkins and Jesus B. Mantas, to Biogen's Board of Directors, who are each serving for a one-year term until the 2020 annual meeting of stockholders and their successors are duly elected and qualified.
Management Changes
During 2019 we announced the following management changes:

•	The appointment of Alfred Sandrock, Jr., M.D., Ph.D. as Executive Vice President, Research and Development; and

•	The appointment of Alphonse Galdes, Ph.D., as Executive Vice President, Pharmaceutical Operations and Technology.
For additional information on these and our other executive officers, please read the subsection entitled "Information about our Executive Officers" included in this report.
Product and Pipeline Developments
Core Growth Areas
Multiple Sclerosis and Neuroimmunology
TECFIDERA (dimethyl fumarate)

•
In May 2019, at the 71st annual meeting of the American Academy of Neurology (AAN) in Philadelphia, PA, we presented re-analyzed pooled images from the Phase 3 DEFINE and CONFIRM studies that showed that treatment with TECFIDERA significantly slowed the rate of whole brain volume loss by 35.9% during the second year of treatment compared to placebo.

•
In September 2019, at the 35th Congress of the European Committee for Treatment and Research in MS (ECTRIMS) and 24th Annual Conference of Rehabilitation in MS in Stockholm, Sweden, we presented new 10-year results from the ongoing Phase 3 ENDORSE extension study and comparative effectiveness analyses of TECFIDERA that support the consistent, long-term benefits of treatment with TECFIDERA.

TYSABRI (natalizumab)

•
In January 2019 the first patient was enrolled in the global Phase 3b NOVA study evaluating the efficacy and safety of extended interval dosing (EID; every six weeks) for natalizumab compared to standard interval dosing in patients with RMS.

•
In May 2019, at the 71st annual meeting of the AAN in Philadelphia, PA, we presented updated safety analyses from the TOUCH database safety analysis evaluating EID of natalizumab (of approximately every six weeks) compared to every four-week dosing based on the TOUCH prescribing program database.

•
In September 2019, at the 35th Congress of ECTRIMS and 24th Annual Conference of Rehabilitation in MS in Stockholm, Sweden, we presented new data from the observational, open-label, single-arm STRIVE study that support the real-world long-term effectiveness of TYSABRI in patients with early RMS, who are within three years from diagnosis and are anti-JC virus antibody negative.

AVONEX (interferon beta-1a) and PLEGRIDY (peginterferon beta-1a)

•
In September 2019, at the 35th Congress of ECTRIMS and 24th Annual Conference of Rehabilitation in MS in Stockholm, Sweden, we presented new data from two real-world observational studies that provide further support that exposure to interferon beta treatment, including AVONEX and PLEGRIDY, before conception and/or during pregnancy is not expected to have an adverse effect on pregnancy or infant growth outcomes.

•
In October 2019 the European Medicines Agency (EMA) updated the summaries of product characteristics for AVONEX and PLEGRIDY to remove pregnancy contraindications and, where clinically needed, to allow use during pregnancy and breastfeeding in women with RMS.

VUMERITY (diroximel fumarate; DRF)

•	In May 2019, at the 71st annual meeting of the AAN in Philadelphia, PA, we presented updated safety and exploratory efficacy results from the ongoing open-label EVOLVE-MS-1 study of VUMERITY in RMS.

•
In May 2019 we presented new interim data from the EVOLVE-MS-1 study at the annual meeting of the Consortium of Multiple Sclerosis Centers in Seattle, WA. These data indicated that VUMERITY was generally well tolerated and significantly reduced disease activity in newly diagnosed RMS patients and those previously treated with interferons or glatiramer acetate. Treatment discontinuations due to gastrointestinal events occurred at a low rate over one year.

•
In July 2019 we and Alkermes plc announced positive topline results from EVOLVE-MS-2, a large, randomized, double-blind, five-week, Phase 3 study of VUMERITY for RMS, compared to TECFIDERA. VUMERITY was statistically superior to TECFIDERA on the study's pre-specified primary endpoint, with patients treated with VUMERITY self-reporting significantly fewer days of key gastrointestinal symptoms with intensity scores ≥ 2 on the Individual Gastrointestinal Symptom and Impact Scale, as compared to TECFIDERA (p=0.0003).

•
In September 2019, at the 35th Congress of ECTRIMS and 24th Annual Conference of Rehabilitation in MS in Stockholm, Sweden, we presented interim data from the Phase 3 EVOLVE-MS-1 study that support the potential of VUMERITY as a novel oral fumarate.

•
In November 2019, at the 27th Annual Meeting of the European Charcot Foundation in Italy, we presented results from the Phase 3 EVOLVE-MS-2 study demonstrating the improved patient-assessed gastrointestinal tolerability of VUMERITY compared to TECFIDERA.

BIIB091 (BTK inhibitor)

•	In May 2019 the first participant was dosed in the Phase 1 study of BIIB091 in MS.

•	In December 2019 dosing began for the final multiple ascending dose cohort in the Phase 1 study of BIIB091 in MS.
Alzheimer's Disease and Dementia
Aducanumab (Aβ mAb)

•
In March 2019 we and our collaboration partner Eisai announced the decision to discontinue the global Phase 3 trials, ENGAGE and EMERGE, designed to evaluate the efficacy and safety of aducanumab in patients with mild cognitive impairment due to AD and mild AD dementia.

•
In October 2019 we and our collaboration partner Eisai announced that we plan to pursue regulatory approval for aducanumab in the U.S. and that the Phase 3 EMERGE study met its primary endpoint showing a significant reduction in clinical decline. We believe that results from a subset of patients in the Phase 3 ENGAGE study who received sufficient exposure to high dose aducanumab support the findings from EMERGE. The decision to file is based on a new analysis, conducted in consultation with the FDA, of a larger dataset from the Phase 3 EMERGE and ENGAGE trials that were discontinued in March 2019 following a futility analysis.

•	In December 2019, at the 12th Clinical Trials on Alzheimer's Disease annual meeting in San Diego, CA, we presented topline results from the Phase 3 EMERGE and ENGAGE trials of aducanumab.

BAN2401 (Aβ mAb)

•	In May 2019 our collaboration partner Eisai dosed the first patient in the global Phase 3 study (Clarity AD) of BAN2401 in early AD.
BIIB092 (gosuranemab)

•	In September 2019 we completed enrollment of the Phase 2 study of gosuranemab for early AD.
Neuromuscular Disorders
SPINRAZA (nusinersen)

•	In February 2019 SPINRAZA was approved by the China National Medical Products Association for the treatment of 5q SMA.

•
In April 2019 we presented new data illustrating the rapidly progressive nature of SMA in adults, adolescents and older children. We also presented data from the NURTURE study, highlighting the benefits of pre-symptomatic treatment and findings on the role of neurofilament as a potential biomarker for predicting motor function in SMA. These data were presented at the Muscular Dystrophy Association Clinical and Scientific Conference in Orlando, FL.

•
In April 2019 data from CS2/CS12, an open-label study of the safety and tolerability of SPINRAZA in individuals with later-onset SMA, were published in the peer-reviewed journal Neurology, the medical journal of the AAN. The data showed that individuals with later-onset SMA, treated with SPINRAZA, regained motor function that had been previously lost and that treatment stabilized their disease activity leading to improvements in activities of daily living.

•
In May 2019, at the 71st annual meeting of the AAN in Philadelphia, PA, we presented data from the NURTURE study that demonstrated that pre-symptomatic infants with SMA treated with SPINRAZA over three years achieved motor milestones that are more consistent with normal childhood development, as well as interim results from the ENDEAR/CHERISH/SHINE open-label extension study that showed that treatment with SPINRAZA, particularly when initiated earlier, leads to progressive motor milestone improvements and increased survival rates for individuals with infantile-onset SMA.

•
In May 2019 The National Institute for Health and Care Excellence (NICE) in the U.K. recommended funding for SPINRAZA on the National Health Service. The positive recommendation is for the treatment of infants, children and adults with 5q SMA, including pre-symptomatic and symptomatic SMA Types 1, 2 and 3.

•
In June and July 2019 we presented new results from the NURTURE study, adding data to the longest study of SMA in pre-symptomatic infants (n=25). The data reported, after up to 45.1 months of analysis, continued to demonstrate efficacy and safety in patients treated pre-symptomatically with SPINRAZA in comparison to the natural history of SMA. These new data also showed that patients treated with SPINRAZA had continuous improvement, with the majority of patients achieving motor milestones within timeframes consistent with normal development. These data were presented at the Cure SMA Annual SMA Conference in Anaheim, CA and the 5th Congress of the European Academy of Neurology in Oslo, Norway.

•
In September 2019 we announced that we plan to initiate DEVOTE, a new Phase 2/3 study evaluating whether a higher dose of SPINRAZA can offer even greater efficacy in treating SMA, as well as the safety and tolerability of SPINRAZA, when administered at a higher dose.

•
In September 2019 we presented new data further demonstrating the safety and efficacy of treatment with SPINRAZA in individuals with later-onset SMA at the 13th Congress of the European Paediatric Neurology Society in Athens, Greece. An integrated analysis from SHINE, an open-label extension study for patients with SMA who participated in prior SPINRAZA studies, found that children with later-onset SMA (Type 2 or Type 3) experienced improvements or stabilization in one or more measures of motor function for up to nearly six years, in contrast to the expected decline observed in natural history cohorts.

•
In October 2019 the journal Neuromuscular Disorders published data from NURTURE, the first study investigating a treatment targeting the underlying cause of SMA in infants treated pre-symptomatically. Data from the NURTURE study demonstrated that infants who initiated treatment with SPINRAZA prior to the onset of clinical symptoms attained unparalleled results compared to the natural history of the disease. These published results from the NURTURE study were previously presented at the 2019 Cure SMA Annual

SMA Conference in Anaheim, CA and the 5th Congress of the European Academy of Neurology in Oslo, Norway.
BIIB067 (tofersen) - ALS

•	In March 2019 the first patient was dosed in the Phase 3 VALOR study of tofersen in adults with ALS with a confirmed superdioxide dismutate 1 (SOD1) mutation.

•
In May 2019 we presented interim results of the Phase 1/2 study of tofersen. The data demonstrated a statistically significant reduction in SOD1 protein levels and a numerical trend towards slowing of clinical decline in SOD1-ALS patients treated with tofersen compared to placebo. The data were presented at the 71st annual meeting of the AAN in Philadelphia, PA and The European Network for the Cure of ALS meeting in Tours, France.

BIIB100 (XPO1 inhibitor) - ALS

•	In June 2019 the first patient was dosed in the Phase 1 study of BIIB100 in sporadic ALS.
Movement Disorders
BIIB054 (cinpanemab) - Parkinson's Disease

•	In May 2019 we completed enrollment of the Phase 2 study of BIIB054 for Parkinson's disease.
BIIB094 (ION859) - Parkinson's Disease

•	In August 2019 the first patient in the Phase 1 study of BIIB094, an ASO targeting leucine-rich repeat kinase 2 (LRRK2) for Parkinson's disease, was dosed.
Ophthalmology
BIIB111 (timrepigene emparvovec) - CHM

•	In November 2019 we completed enrollment of the Phase 3 STAR study of timrepigene emparvovec for CHM.
Emerging Growth Areas
Immunology
Dapirolizumab Pegol (anti-CD40L) - SLE

•
In June 2019 our collaboration partner UCB presented interim results from the Phase 2b study of dapirolizumab pegol (DZP) in patients with active SLE despite standard-of-care treatment. The primary endpoint of the study, which was to demonstrate a dose response at 24 weeks on the British Isles Lupus Assessment Group-based Composite Lupus Assessment (p=0.07), was not met. The study did demonstrate consistent and potentially meaningful improvements for the majority of clinical endpoints in patients treated with DZP compared with placebo. In addition, biomarker data demonstrated evidence of proof of biology. DZP was well tolerated and demonstrated an acceptable safety profile. The data were presented at the European Congress of Rheumatology (EULAR) 2019 in Madrid, Spain.

BIIB059 (anti-BDCA2) - CLE/SLE

•	In May 2019 we completed enrollment of the Phase 2 LILAC study of BIIB059 for CLE and SLE.

•
In December 2019 we announced positive top-line results from the Phase 2 LILAC study evaluating the efficacy and safety of BIIB059 in CLE and SLE. The CLE part of the study met its primary endpoint (p<0.001) by demonstrating a dose response of BIIB059 on the percent change from baseline in the Cutaneous Lupus Erythematosus Disease Area and Severity Index Activity (CLASI-A) score at week 16 in individuals with CLE. Study participants with CLE treated with 50 mg, 150 mg and 450 mg of BIIB059 experienced reductions in CLASI-A scores of 40.9% (p=0.008), 48.0% (p=0.001) and 42.5% (p=0.001), respectively, versus 14.5% with placebo. CLASI-A is a well-defined and reliable outcome measure that has been shown to detect meaningful change in CLE skin disease activity.

The SLE part of the study also met its primary endpoint of reducing disease activity in individuals with SLE as measured by change from baseline in total active joint count at week 24 (treatment difference = -3.4 for BIIB059 450 mg versus placebo, p=0.037). Total active joint count is the total number of tender or swollen joints, with joint involvement being a common symptom in people with SLE. In addition, improvements in skin disease and overall disease activity were consistently observed across multiple secondary endpoints.
Neurocognitive Disorders
BIIB104 (AMPA) - CIAS

•	In June 2019 the FDA granted BIIB104 fast track designation for CIAS.
Acute Neurology
BIIB093 (glibenclamide IV) - Brain Contusion

•	In October 2019 we dosed the first patient in the Phase 2 study of BIIB093 for brain contusion.
Biosimilars
Samsung Bioepis - Biogen's Joint Venture with Samsung BioLogics

•
In June 2019 we presented real-world evidence confirming the safety and efficacy of BENEPALI, IMRALDI and FLIXABI and the high adherence of patients to treatment. The data were presented at EULAR 2019 in Madrid, Spain.

•
In October 2019 we presented new data highlighting real-world evidence confirming the safety and efficacy of IMRALDI and FLIXABI for patients with inflammatory bowel disease. These data were presented at the United European Gastroenterology Week 2019 in Barcelona, Spain.

Genentech Relationship
Anti-CD20 Therapies
GAZYVA (obinutuzumab)

•
In June 2019 Roche announced positive topline results for NOBILITY, a Phase 2 study investigating the safety and efficacy of GAZYVA for adults with proliferative lupus nephritis. The study met its primary endpoint, showing GAZYVA, in combination with standard of care (mycophenolate mofetil or mycophenolic acid and corticosteroids), demonstrated enhanced efficacy compared to placebo plus standard of care alone in achieving complete renal response at one year. In addition, GAZYVA met key secondary endpoints showing improved overall renal responses (complete and partial renal response) and serologic markers of disease activity as compared to placebo.

•
In September 2019 Roche announced that the FDA granted breakthrough therapy designation to GAZYVA for adults with lupus nephritis. This designation was granted based on data from the Phase 2 NOBILITY study in adult patients with proliferative lupus nephritis, as discussed above.

Discontinued Programs

•	In August 2019 we discontinued the Phase 2b study of BG00011 (STX-100) for the potential treatment of idiopathic pulmonary fibrosis (IPF) due to safety concerns.

•
In September 2019 we and our collaboration partner Eisai announced the decision to discontinue the global Phase 3 studies (MISSION AD1 and MISSION AD2) of the investigational oral BACE (beta amyloid cleaving enzyme) inhibitor elenbecestat (development code: E2609) in patients with early AD.

•
In December 2019 we announced that the Phase 2 PASSPORT study investigating gosuranemab in individuals with progressive supranuclear palsy (PSP) did not meet its primary endpoint. Based on these results, we discontinued development of gosuranemab in PSP and other primary tauopathies. Safety results of the Phase 2 PASSPORT study were generally consistent with previous studies of gosuranemab. We will continue our ongoing Phase 2 TANGO study of gosuranemab for mild cognitive impairment due to AD or mild AD, given differences in disease pathology.

Marketed Products
The following graph shows our revenues by product and revenues from anti-CD20 therapeutic programs for the years ended December 31, 2019, 2018 and 2017.

Product and Anti-CD20 Therapeutic Program Revenues
$ Revenue (in millions)
$13,670.2
$2,290.4
$856.1
$2,097.0
$1,892.2
$2,101.8
$4,432.7
$12,867.0
$1,980.2
$661.5
$1,724.2
$1,864.0
$2,363.0
$4,274.1
$11,913.9
$1,559.2
$638.1
$883.7
$1,973.1
$2,645.8
$4,214.0
2019
2018
2017
TECFIDERA
Interferon (1)
TYSABRI
SPINRAZA
Other (2)
Anti-CD20 therapeutic programs (3)

(1)	Interferon includes product revenues from AVONEX and PLEGRIDY.

(2)
For 2019, 2018 and 2017 other includes product revenues from FAMPYRA, FUMADERM, BENEPALI and FLIXABI. For 2019 and 2018 other also includes product revenues from IMRALDI, which was launched in Europe in October 2018. For 2019 other also includes product revenues from VUMERITY, which was available in the U.S. in November 2019. For 2018 and 2017 other also includes product revenues from ZINBRYTA, which was voluntary withdrawn from the market in March 2018. For 2017 other also includes product revenues from ALPROLIX and ELOCTATE through January 31, 2017. No product revenues for ALPROLIX and ELOCTATE were recognized subsequent to February 1, 2017, the effective date of the spin-off of our hemophilia business.

(3)	Anti-CD20 therapeutic programs include revenues from RITUXAN, RITUXAN HYCELA, GAZYVA and OCREVUS.
Product sales for TECFIDERA, AVONEX and TYSABRI as well as our share of pre-tax profits in the U.S. for RITUXAN each accounted for more than 10% of our total revenues for the years ended December 31, 2019, 2018 and 2017. Product sales for SPINRAZA also accounted for more than 10% of our total revenues for the years ended December 31, 2019 and 2018. For additional financial information about our product and other revenues and geographic areas where we operate, please read Note 4, Revenues, and Note 24, Segment Information, to our consolidated financial statements included in this report and Item 6. Selected Financial Data and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report. A discussion of the risks attendant to our operations is set forth in Item 1A. Risk Factors included in this report.

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
Our MS products and major markets are as follows:

Product	Indication	Collaborator	Major Markets

	RMS in the U.S. RRMS in the E.U.	None	U.S. France Germany Italy Japan Spain U.K.

	RMS	None	U.S. France Germany Italy Japan Spain

	RMS in the U.S. RRMS in the E.U.	None	U.S. France Germany Italy Spain U.K.

	RMS RRMS in the E.U. Crohn's disease in the U.S.	None	U.S. France Germany Italy Spain U.K.

	RMS in the U.S.	Alkermes Pharma Ireland Limited, a subsidiary of Alkermes plc (Alkermes)	U.S.

	Walking ability for patients with MS	Acorda Therapeutics, Inc. (Acorda)	France Germany
Neuromuscular Disorders
SMA is characterized by loss of motor neurons in the spinal cord and lower brain stem, resulting in severe and progressive muscular atrophy and weakness. Ultimately, individuals with the most severe type of SMA can become paralyzed and have difficulty performing the basic functions of life, like breathing and swallowing. Due to a deletion or mutations in the SMN1 gene, people with SMA do not produce enough survival motor neuron (SMN) protein, which is critical to the survival of the neurons that control muscles. The severity of SMA correlates with the amount of SMN protein. People with Type 1 SMA, the most severe life-threatening form, produce very little SMN protein and do not achieve the ability to sit without support, and typically do not live beyond two years of age without respiratory support and nutritional interventions. People with Type 2 and Type 3 SMA produce greater amounts of SMN protein and have less severe, but still life-altering, forms of SMA.

Our SMA product and major markets are as follows:

Product	Indication	Collaborator	Major Markets

	SMA	Ionis	U.S. Brazil Canada France Germany Italy Japan Spain Turkey
For additional information on our collaboration arrangements with Ionis, please read Note 18, Collaborative and Other Relationships, to our consolidated financial statements included in this report.
Biosimilars
Biosimilars are a group of biologic medicines that are similar to currently available biologic therapies known as originators. Under our agreement with Samsung Bioepis, we commercialize three anti-tumor necrosis factor (TNF) biosimilars in certain countries in Europe: BENEPALI, an etanercept biosimilar referencing ENBREL, IMRALDI, an adalimumab biosimilar referencing HUMIRA, and FLIXABI, an infliximab biosimilar referencing REMICADE. Additionally, we have exclusive rights to commercialize BENEPALI, IMRALDI and FLIXABI in China and two potential ophthalmology biosimilar products, SB11 referencing LUCENTIS and SB15 referencing EYLEA, in major markets worldwide, including the U.S., Canada, Europe, Japan and Australia.
Our current biosimilar products and major markets are as follows:

Product	Indication	Major Markets

	Rheumatoid arthritis Juvenile idiopathic arthritis Psoriatic arthritis Axial spondyloarthritis Plaque psoriasis Paediatric plaque psoriasis	France Germany Italy Spain U.K.

Rheumatoid arthritis
Juvenile idiopathic arthritis
Axial spondyloarthritis
Psoriatic arthritis
Psoriasis
Paediatric plaque psoriasis
Hidradenitis suppurativa
Adolescent hidradenitis suppurativa
Crohn’s disease
Paediatric Crohn's disease
Ulcerative colitis
Uveitis
Paediatric Uveitis
France Germany U.K.

	Rheumatoid arthritis Crohn’s disease Paediatric Crohn’s disease Ulcerative colitis Paediatric ulcerative colitis Ankylosing spondylitis Psoriatic arthritis Psoriasis	France Germany Italy
For additional information on our collaboration arrangements with Samsung Bioepis, please read Note 18, Collaborative and Other Relationships, to our consolidated financial statements included in this report.

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
For additional information on our collaboration arrangements with Genentech, please read Note 1, Summary of Significant Accounting Policies, and Note 18, Collaborative and Other Relationships, to our consolidated financial statements included in this report.
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
We commercialize BENEPALI, IMRALDI and FLIXABI in collaboration with Samsung Bioepis in certain countries in Europe.
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
We distribute BENEPALI, IMRALDI and FLIXABI in certain countries in Europe and have exclusive rights to distribute these products in China.
Our product sales to two wholesale distributors, AmerisourceBergen and McKesson, each accounted for more than 10% of our total revenues for the years ended December 31, 2019, 2018 and 2017, and on a combined basis, accounted for approximately 47%, 50% and 56% of our gross product revenues for the years ended December 31, 2019, 2018 and 2017, respectively. For additional information, please read Note 4, Revenues, to our consolidated financial statements included in this report.
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

Product	Territory	Patent No.	General Subject Matter	Patent Expiration(1)
TECFIDERA	U.S.	7,619,001	Methods of treatment	2020
	U.S.	8,399,514	Methods of treatment	2028(2)
	Europe	1131065	Formulations of dialkyl fumarates and their use for treating autoimmune diseases	2024(3)
	Europe	2137537	Methods of use	2028(4)
AVONEX and PLEGRIDY	U.S.	7,588,755	Use of recombinant beta interferon for immunomodulation	2026
PLEGRIDY	U.S.	7,446,173	Polymer conjugates of interferon beta-1a	2022
	U.S.	8,524,660	Methods of treatment	2023
	U.S.	8,017,733	Polymer conjugates of interferon beta-1a	2027
	Europe	1656952	Polymer conjugates of interferon-beta-1a and uses thereof	2024(5)
	Europe	1476181	Polymer conjugates of interferon-beta-1a and uses thereof	2023(6)
TYSABRI	U.S.	6,602,503	Humanized recombinant antibodies; nucleic acids and host cells; processes for production; therapeutic compositions; methods of use	2020
	U.S.	7,807,167	Methods of treatment	2023
	U.S.	9,493,567	Methods of treatment	2027
	Europe	0804237	Humanized immunoglobulins; nucleic acids; pharmaceutical compositions; medical uses	2020(7)
	Europe	1485127	Methods of use	2023
	Europe	2676967	Methods of use	2027
FAMPYRA	Europe	1732548	Sustained-release aminopyridine compositions for increasing walking speed in patients with MS	2025(8)
	Europe	2377536	Sustained-release aminopyridine compositions for treating MS	2025(9)
VUMERITY	U.S.	8,669,281	Compounds and pharmaceutical compositions	2033
	U.S.	9,090,558	Methods of treatment	2033
	U.S.	10,080,733	Crystalline forms, pharmaceutical compositions and methods of treatment	2033
SPINRAZA	U.S.	7,101,993	Oligonucleotides containing 2’-O-modified purines	2023
	U.S.	7,838,657	SMA treatment via targeting of SMN2 splice site inhibitory sequences	2027
	U.S.	8,110,560	SMA treatment via targeting of SMN2 splice site inhibitory sequences	2025
	U.S.	8,361,977	Compositions and methods for modulation of SMN2 splicing	2030
	U.S.	8,980,853	Compositions and methods for modulation of SMN2 splicing	2030
	U.S.	9,717,750	Compositions and methods for modulation of SMN2 splicing	2030
	U.S.	9,926,559	Compositions and methods for modulation of SMN2 splicing	2034
	U.S.	10,266,822	SMA treatment via targeting of SMN2 splice site inhibitory sequences	2025
	U.S.	10,436,802	Methods for Treating Spinal Muscular Atrophy	2035
	Europe	1910395	Compositions and methods for modulation of SMN2 splicing	2026(10)
	Europe	2548560	Compositions and methods for modulation of SMN2 splicing	2026(11)
	Europe	3305302	Compositions and methods for modulation of SMN2 splicing	2030
	Europe	3308788	Compositions and methods for modulation of SMN2 splicing	2026
Footnotes follow on next page.

(1)	In addition to patent protection, certain of our products are entitled to regulatory exclusivity in the U.S. and the E.U. expected until the dates set forth below:

Product	Territory	Expected Expiration
TECFIDERA	E.U.	2024
PLEGRIDY	U.S.	2026
	E.U.	2024
FAMPYRA	E.U.	2021
SPINRAZA	U.S.	2023
	E.U.	2029

(2)	For additional information, please read Note 20, Litigation, to our consolidated financial statements included in this report.

(3)	This patent is subject to granted SPCs in certain European countries, which extended the patent term in those countries to 2024.

(4)
This patent was revoked in a European opposition. This decision is being appealed. This patent is subject to granted SPCs in certain European countries, which extended the patent term in those countries to 2029.

(5)	This patent is subject to granted SPCs in certain European countries, which extended the patent term in those countries to 2024.

(6)	This patent is subject to granted SPCs in certain European countries, which extended the patent term in those countries to 2028.

(7)	Reflects SPCs granted in most European countries and pediatric extension in some countries.

(8)	This patent is subject to granted SPCs in certain European countries, which extended the patent term in those countries to 2026.

(9)	This patent is subject to granted SPCs in certain European countries, which extended the patent term in those countries to 2026.

(10)	This patent is subject to granted SPCs in certain European countries, which extended the patent term in those countries to 2031.

(11)	This patent is subject to granted SPCs in certain European countries, which extended the patent term in those countries to 2031.
The existence of patents does not guarantee our right to practice the patented technology or commercialize the patented product. Patents relating to pharmaceutical, biopharmaceutical and biotechnology products, compounds and processes, such as those that cover our existing products, compounds and processes and those that we will likely file in the future, do not always provide complete or adequate protection. Litigation, interferences, oppositions, inter partes reviews, administrative challenges or other similar types of proceedings are, have been and may in the future be necessary in some instances to determine the validity and scope of certain of our patents, regulatory exclusivities or other proprietary rights, and in other instances to determine the validity, scope or non-infringement of certain patent rights claimed by third parties to be pertinent to the manufacture, use or sale of our products. We also face challenges to our patents, regulatory exclusivities or other proprietary rights covering our products by manufacturers of generics, biosimilars, prodrugs and products approved under abbreviated regulatory pathways. A discussion of certain risks and uncertainties that may affect our patent position, regulatory exclusivities or other proprietary rights is set forth in Item 1A. Risk Factors included in this report, and a discussion of legal proceedings related to certain patents described above is set forth in Note 20, Litigation, to our consolidated financial statements included in this report.

Competition
Competition in the biopharmaceutical industry is intense and comes from many sources, including biotechnology and pharmaceutical companies. Many of our competitors, certain of whom have substantially greater financial, marketing, research and development and other resources than we do, are working to develop or have commercialized products similar to or competitive with those we market or are developing and have considerable experience in undertaking clinical trials and in obtaining regulatory approval to market pharmaceutical products. In addition, the commercialization of certain of our own approved products, products of our collaborators and pipeline product candidates may negatively impact future sales of our existing products.
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
The introduction of new products or technologies, including the development of new processes or technologies by competitors or new information about existing products or technologies, results in increased competition for our marketed products and pricing pressure on our marketed products. The development of new or improved treatment options or standards of care or cures for the diseases our products treat reduces and could eliminate the use of our products or may limit the utility and application of ongoing clinical trials for our product candidates.

We also face increased competitive pressures from the introduction of generic versions, prodrugs and biosimilars of existing products as well as products approved under abbreviated regulatory pathways. Such products are likely to be sold at substantially lower prices than branded products, which may significantly reduce both the price that we are able to charge for our products and the volume of products we sell. In addition, when a generic version of one of our products is commercialized, it may, in some cases, be automatically substituted for our product and reduce our revenues in a short period of time.
Additional information about the competition that our marketed products face is set forth below.
Multiple Sclerosis
TECFIDERA, AVONEX, PLEGRIDY, TYSABRI and VUMERITY each compete with one or more of the following products as well as generic and biosimilar versions of such products:

Competing Product	Competitor
AUBAGIO (teriflunomide)	Sanofi Genzyme
BETASERON/BETAFERON (interferon-beta-1b)	Bayer Group
COPAXONE (glatiramer acetate)	Teva Pharmaceuticals Industries Ltd.
EXTAVIA (interferon-beta-1b)	Novartis AG
GILENYA (fingolimod)	Novartis AG
GLATOPA (glatiramer acetate)	Sandoz, a division of Novartis AG
LEMTRADA (alemtuzumab)	Sanofi Genzyme
MAVENCLAD (cladribine)	EMD Serono
MAYZENT (siponimod)	Novartis AG
OCREVUS (ocrelizumab)	Genentech
REBIF (interferon-beta-1)	EMD Serono
FAMPYRA is indicated as a treatment to improve walking in adult patients with MS who have a walking disability and is the first treatment that addresses this unmet medical need with demonstrated efficacy in people with all types of MS. FAMPYRA is currently the only therapy approved to improve walking in patients with MS.
Competition in the MS market is intense. Along with us, a number of companies are working to develop additional treatments for MS that may in the future compete with our MS products. One such product that was approved in the U.S. in 2017 and in the E.U. in 2018 is OCREVUS, a treatment for RMS and PPMS that was developed by Genentech. While we have a financial interest in OCREVUS, future sales of our MS products may be adversely affected if

OCREVUS continues to gain market share, or if other MS products that we or our competitors are developing are commercialized. Future sales may also be negatively impacted by the introduction of generics, prodrugs of existing therapies, biosimilars of existing products or products approved under abbreviated regulatory pathways.
Spinal Muscular Atrophy
We face competition from a new gene therapy product that was approved in the U.S. in May 2019 for the treatment of SMA. Additionally, we are aware of other products in development that, if successfully developed and approved, may compete with SPINRAZA in the SMA market, including potential oral products. Future sales of SPINRAZA may be adversely affected by the commercialization of competing products.
Psoriasis
FUMADERM competes with several different types of therapies in the psoriasis market within Germany, including oral systemics such as methotrexate and cyclosporine.
Biosimilars
BENEPALI, IMRALDI and FLIXABI, the three biosimilar products we currently commercialize in certain countries in Europe for Samsung Bioepis, compete with their reference products, ENBREL, HUMIRA and REMICADE, respectively, as well as other biosimilars of those reference products.
Genentech Relationships in Other Indications
RITUXAN, RITUXAN HYCELA and GAZYVA in Oncology
RITUXAN, RITUXAN HYCELA and GAZYVA compete with a number of therapies in the oncology market, including TREANDA (bendamustine HCL), ARZERRA (ofatumumab), IMBRUVICA (ibrutinib) and ZYDELIG (idelalisib).
We also expect that over time RITUXAN HYCELA and GAZYVA will increasingly compete with RITUXAN in the oncology market. In addition, we are aware of anti-CD20 molecules, including biosimilar products, in development that if successfully developed and approved, could compete with RITUXAN, RITUXAN HYCELA and GAZYVA in the oncology market. The introduction of a biosimilar product can result in a significant reduction in net sales for the relevant product, as other manufacturers typically offer their versions at lower prices. In November 2019 and January 2020 biosimilar products referencing

RITUXAN were launched in the U.S. and this could adversely affect the pre-tax profits of our collaboration arrangements with Genentech, which could, in turn adversely affect our co-promotion profits in the U.S. in future years.
RITUXAN in Rheumatoid Arthritis
RITUXAN competes with several different types of therapies in the rheumatoid arthritis market, including, among others, traditional disease-modifying anti-rheumatic drugs such as steroids, methotrexate and cyclosporine, TNF inhibitors, ORENCIA (abatacept), ACTEMRA (tocilizumab) and XELJANZ (tofacitinib).
We are also aware of other products, including biosimilars, in development that, if approved, may compete with RITUXAN in the rheumatoid arthritis market.
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

Core Growth Areas	MS and Neuroimmunology	Opicinumab (anti-LINGO) - MS	Phase 2

		BIIB061 (oral remyelination) - MS	Phase 1

		BIIB091 (BTK inhibitor) - MS	Phase 1

	Alzheimer's Disease and Dementia	Aducanumab (Aβ mAb)* - Alzheimer's	Phase 3

		BAN2401 (Aβ mAb)* - Alzheimer's	Phase 3

		BIIB092 (gosuranemab) - Alzheimer's	Phase 2

		BIIB076 (anti-tau mAb) - Alzheimer's	Phase 1

		BIIB080 (tau ASO) - Alzheimer's	Phase 1

	Neuromuscular Disorders, including SMA and ALS	BIIB067 (tofersen) - ALS	Phase 3

		BIIB078 (IONIS-C9Rx)# - ALS	Phase 1

		BIIB110 (ActRIIA/B ligand trap) - SMA	Phase 1

		BIIB100 (XP01 inhibitor) - ALS	Phase 1

	Movement Disorders, including Parkinson's Disease	BIIB054 (cinpanemab) - Parkinson's	Phase 2

		BIIB094 (ION859)# - Parkinson's	Phase 1

	Ophthalmology	BIIB111 (timrepigene emparvovec) - CHM	Phase 3

		BIIB112 (RPGR gene therapy) - XLRP	Phase 2/3

Emerging Growth Areas	Immunology / Other	Dapirolizumab pegol (anti-CD40L)* - SLE	Phase 2

		BIIB059 (anti-BDCA2) - CLE/SLE	Phase 2

	Neurocognitive Disorders	BIIB104 (AMPA) - CIAS	Phase 2

	Acute Neurology	BIIB093 (glibenclamide IV) - LHI^ Stroke	Phase 3

		TMS-007# - Acute Ischemic Stroke	Phase 2

		Natalizumab - Epilepsy	Phase 2

		BIIB093 (glibenclamide IV) - Brain Contusion	Phase 2

	Pain	BIIB074 (vixotrigine) - Trigeminal Neuralgia	Phase 2

		BIIB074 (vixotrigine) - Small Fiber Neuropathy	Phase 2

		BIIB095 (Nav 1.7) - Neuropathic Pain	Phase 1

	Biosimilars	SB11 (referencing LUCENTIS)	Phase 3

* Collaboration program
# Option agreement
^ Large Hemispheric Infarction (LHI)
For information about certain of our agreements with collaborators and other third parties, please read the subsection entitled Business Relationships below and Note 2, Acquisitions, Note 18, Collaborative and Other Relationships, and Note 19, Investments in Variable Interest Entities, to our consolidated financial statements included in this report.

Business Relationships
As part of our business strategy, we establish business relationships, including entering into licenses, joint ventures and collaborative arrangements with other companies, universities and medical research institutions, to assist in the clinical development and/or commercialization of certain of our products and product candidates and to provide support for our research programs. We also evaluate opportunities for acquiring products or rights to products and technologies that are complementary to our business from other companies, universities and medical research institutions.
Below is a brief description of certain business relationships and collaborations that expand our pipeline and provide us with certain rights to existing and potential new products and technologies. For additional information on certain of these relationships, including their ongoing financial and accounting impact on our business, please read Note 2, Acquisitions, Note 18, Collaborative and Other Relationships, and Note 19, Investments in Variable Interest Entities, to our consolidated financial statements included in this report.
Acorda Therapeutics, Inc.
We have a collaboration and license agreement with Acorda to develop and commercialize products containing fampridine, such as FAMPYRA, in markets outside the U.S. We are responsible for all regulatory activities and the future clinical development of related products in those markets.
Alkermes
We have an exclusive license and collaboration agreement with Alkermes for VUMERITY, which was approved for the treatment of RMS in the U.S. in October 2019 and became available in the U.S. in November 2019. Under this agreement, we received an exclusive, worldwide license to develop and commercialize VUMERITY.
Bristol-Myers Squibb Company
We have an exclusive license agreement with Bristol-Myers Squibb Company (BMS) for the development and potential commercialization of BIIB092 (gosuranemab), a phase 2 investigational therapy with potential in AD. Under this agreement, we received worldwide rights to gosuranemab and are responsible for the full development and potential commercialization of gosuranemab in AD.
Eisai Co., Ltd.
We have a collaboration agreement with Eisai to jointly develop and commercialize BAN2401, an Eisai product candidate for the potential treatment of AD. Eisai serves as the global operational and regulatory lead for BAN2401 and all costs, including research, development, sales and marketing expenses, are shared equally between us and Eisai. Upon marketing approval, we and Eisai will co-promote BAN2401 and share profits equally.
We also have a collaboration agreement with Eisai to jointly develop and commercialize aducanumab (the Aducanumab Collaboration Agreement). Under the Aducanumab Collaboration Agreement, the two companies will co-promote aducanumab with a region-based profit split and we lead the ongoing development of aducanumab.
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
Ionis Pharmaceuticals, Inc.
We have an exclusive, worldwide option and collaboration agreement with Ionis relating to the development and commercialization of antisense therapeutics for up to three gene targets. Under a separate collaboration and license agreement with Ionis, we have an exclusive, worldwide license to develop and commercialize SPINRAZA for the treatment of SMA. We also have a 10-year exclusive collaboration agreement with Ionis to develop novel ASO drug candidates for a broad range of neurological diseases, which we refer to as the 2018 Ionis Agreement.
In addition, we have research collaboration agreements with Ionis under which both companies perform discovery level research and will develop and commercialize new ASO drug candidates for the potential treatment of SMA and additional antisense or other therapeutics for the potential treatment of neurological diseases.
Neurimmune SubOne AG
We have a collaboration and license agreement with Neurimmune SubOne AG (Neurimmune) for the development and commercialization of antibodies for the potential treatment of AD, including aducanumab (as amended, the Neurimmune Agreement). We are responsible for the development, manufacturing and commercialization of all licensed products.

Samsung Bioepis Co., Ltd.
We and Samsung BioLogics established a joint venture, Samsung Bioepis, to develop, manufacture and market biosimilar products. We also have an agreement with Samsung Bioepis to commercialize, over a 10-year term, 3 anti-TNF biosimilar product candidates in Europe and, in the case of BENEPALI, Japan. Under this agreement, we are commercializing BENEPALI, an etanercept biosimilar referencing ENBREL, IMRALDI, an adalimumab biosimilar referencing HUMIRA, and FLIXABI, an infliximab biosimilar referencing REMICADE, in certain countries in Europe.
In December 2019 we completed a transaction with Samsung Bioepis and secured the exclusive rights to commercialize two potential ophthalmology biosimilar products, SB11 referencing LUCENTIS and SB15 referencing EYLEA, in major markets worldwide, including the U.S., Canada, Europe, Japan and Australia. We also acquired an option to extend our existing commercial agreement with Samsung Bioepis for BENEPALI, IMRALDI and FLIXABI in Europe and obtained exclusive rights to commercialize these products in China.
In addition to our joint venture and commercialization agreements with Samsung Bioepis, we license certain of our proprietary technology to Samsung Bioepis in connection with Samsung Bioepis' development, manufacture and commercialization of its biosimilar products. We also provide technical development and technology transfer services to Samsung Bioepis.
Skyhawk Therapeutics, Inc.
We have a collaboration and research and development services agreement with Skyhawk pursuant to which the companies are leveraging Skyhawk’s SkySTAR technology platform with the goal of discovering innovative small molecule treatments for patients with neurological diseases, including MS and SMA. We are responsible for the development and potential commercialization of any therapies resulting from this collaboration.
TMS Co., Ltd.
We have an exclusive option agreement with TMS Co., Ltd. (TMS) granting us the option to acquire TMS-007, a plasminogen activator with a novel mechanism of action associated with breaking down blood clots which is in Phase 2 development in Japan, and backup compounds for the treatment of stroke.
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
Product development and receipt of regulatory approval takes a number of years, involves the expenditure of substantial resources and depends on a number of factors, including the severity of the disease in question, the availability of suitable alternative treatments, potential safety signals observed in preclinical or clinical tests and the risks and benefits of the product as demonstrated in clinical trials. The FDA has substantial discretion in the product approval process, and it is impossible to predict with any certainty whether and when the FDA will grant marketing approval. The agency may require the sponsor of a BLA or NDA to conduct additional clinical studies or to provide other scientific or technical information about the product, and these additional requirements may lead to unanticipated delays or expenses. Furthermore, even if a product is approved, the approval may be subject to limitations based on the FDA's interpretation of the existing pre-clinical and/or clinical data.
The FDA has developed four distinct approaches intended to facilitate the development and expedite the regulatory review of therapeutically important drugs, especially when the drugs are the first available treatment or have advantages over existing treatments: accelerated approval, fast track, breakthrough therapy and priority review.

•
Accelerated Approval: The FDA may grant “accelerated approval” to products that treat serious or life-threatening illnesses and that provide meaningful therapeutic benefits to patients over existing treatments. Under this pathway, the FDA may approve a product based on surrogate endpoints or clinical endpoints other than survival or irreversible morbidity. When approval is based on surrogate endpoints or clinical endpoints other than survival or morbidity, the sponsor will be required to provide the FDA with confirmatory data post-approval to verify and describe clinical benefit. Under the FDA's accelerated approval regulations, if the FDA concludes that a drug that has been shown to be effective can be safely used only if distribution or use is restricted, it may require certain post-marketing restrictions to assure safe use. In addition, for products approved under accelerated approval, sponsors may be required to submit all copies of their promotional materials, including advertisements, to the FDA at least 30 days prior to initial dissemination. The FDA may withdraw approval if, for instance, post-marketing studies fail to verify clinical benefit, it becomes clear that restrictions on the distribution of the product are inadequate to ensure its safe use or if a sponsor fails to comply with the conditions of the accelerated approval.

•
Fast Track: The FDA may grant "fast track" status to products that treat a serious condition and have data demonstrating the potential to address an unmet medical need or a drug that has been designated as a qualified infectious disease product.

•
Breakthrough Therapy: The FDA may grant “breakthrough therapy” status to drugs designed to treat, alone or in combination with another drug or drugs, a serious or life-threatening disease or condition and for which preliminary clinical evidence suggests a substantial improvement over existing therapies based on a clinically significant endpoint. Breakthrough therapy status entitles the sponsor to earlier and more frequent meetings with the FDA regarding the development of nonclinical and clinical data and permits the FDA to offer product development or regulatory advice for the purpose of shortening the time to product approval. Breakthrough therapy status does not guarantee that a product will be eligible for priority review and does not ensure FDA approval.

•
Priority Review: “Priority review” only applies to applications (original or efficacy supplement) for a drug that treats a serious condition and, if approved, would provide a significant improvement in safety or effectiveness of the treatment, diagnosis or prevention of a serious condition. Priority review may also be granted for any supplement that proposes a labeling change due to studies completed in response to a written request from the FDA for pediatric studies, for an application for a drug that has been designated as a qualified infectious disease product or for any application or supplement for a drug submitted with a priority review voucher.

In December 2016 the FDA issued a rare pediatric disease priority review voucher to us in connection with the approval of SPINRAZA.
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
REGULATION OF PRODUCT ADVERTISING AND PROMOTION
The FDA regulates all advertising and promotion activities and communications for products under its jurisdiction both before and after approval. Pursuant to FDA guidance, a company can make safety and efficacy claims from data either in or consistent with the label. However, physicians may prescribe legally available drugs for uses that are not described in the drug's labeling. Such off-label prescribing is common across medical specialties, and often reflect a physician's belief that the off-label use is the best treatment for patients. The FDA does not regulate the behavior of physicians in their choice of treatments, but FDA regulations do impose stringent restrictions on manufacturers' communications regarding off-label uses. Failure to comply with applicable FDA requirements may subject a company to adverse publicity, enforcement action by the FDA, corrective advertising and the full range of civil and criminal penalties available to the government.
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
In May 2017 new regulations governing medical devices (MDR) and in-vitro diagnostic medical devices (IVDR) entered into force in the E.U. although these are not expected to fully apply until May 2020 with respect to the MDR regulations and May 2022 with respect to the IVDR regulations. All products covered by these regulations will be required to comply with them at the end of the transitional periods. These regulations introduce new requirements, including for clinical investigation of certain classifications of medical devices, require increased regulatory scrutiny, enhance the requirements for post market surveillance and vigilance and provide for greater transparency. These regulations also change the requirements for assessment of the medical device components of integral drug-device combination products, necessitating assessment of the device components under both the medical device and medicinal product regulatory regimes.
Product Approval and Post-Approval Regulation Outside the U.S.
We market our products in numerous jurisdictions outside the U.S. Most of these jurisdictions have product approval and post-approval regulatory processes that are similar in principle to those in the U.S. In Europe, for example, where a substantial part of our ex-U.S. efforts are focused, there are several routes for marketing approval, depending on the type of product for which approval is sought. Under the centralized procedure, a company submits a single application to the EMA. The marketing authorization application is similar to the NDA or BLA in the U.S. and is evaluated by the Committee for Medicinal Products for Human Use (CHMP), the expert scientific committee of the EMA responsible for human medicines. If the CHMP determines that the marketing authorization application fulfills the requirements for quality, safety and efficacy and that the medicine has a positive benefit risk balance, it will adopt a positive opinion recommending the granting of the marketing authorization by the European Commission (EC). The CHMP opinion is not binding, but is typically adopted by the EC. A marketing authorization application approved by the EC is valid in all member states of the E.U. The centralized procedure is required for all biological products, orphan medicinal products and new treatments for neurodegenerative disorders, and it is available for certain other products, including those which constitute a significant therapeutic, scientific or technical innovation.
In addition to the centralized procedure, the European regulatory framework includes the following options for regulatory review and approval in E.U. member states:

•	a national procedure, where the first application is made to the competent authority in one E.U. country only;

•
a decentralized procedure, where applicants submit identical applications to several E.U. countries and receive simultaneous approval, if the medicine has not yet been authorized in any E.U. country; and

•	a mutual recognition procedure, where applicants that have a medicine authorized in one E.U. country can apply for mutual recognition of this authorization in other E.U. countries.
As in the U.S., the E.U. also has distinct approaches intended to optimize the regulatory pathways for therapeutically important drugs, including the Priority Medicines Evaluation Scheme (PRIME), accelerated assessment and conditional marketing authorization. PRIME is intended to provide additional support to medicine developers throughout the development process. Regulatory review timelines in the E.U. may be truncated under accelerated assessment for products that address an unmet medical need. In addition, conditional marketing authorizations may be granted for such products in the interest of public health, where the benefit of immediate availability outweighs the risk of less comprehensive data than normally required. Conditional marketing authorizations are valid for one year and can be renewed annually. The marketing authorization holder is required to complete specific obligations (ongoing or new studies and, in some cases, additional activities) with a view to providing comprehensive data confirming that the benefit risk balance is positive. Once comprehensive data on the product have been obtained, the marketing authorization may be converted into a standard marketing authorization.
Aside from the U.S. and E.U., there are countries in other regions where it is possible to receive an "accelerated" review whereby the national regulatory authority will commit to truncated review timelines for products that meet specific medical needs.
In the E.U. there is detailed legislation on pharmacovigilance and extensive guidance on good pharmacovigilance practices. A failure to comply with E.U. pharmacovigilance obligations may result in significant financial penalties for the marketing authorization holder.
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

In April 2014 the EC adopted a new Clinical Trial Regulation, which was effective in June 2014 but is not expected to apply until 2021. The regulation harmonizes the procedures for assessment and governance of clinical trials throughout the E.U. and will require that information on the authorization, conduct and results of each clinical trial conducted in the E.U. be publicly available.
Approval of Biosimilars
The Patient Protection and Affordable Care Act (PPACA) amended the Public Health Service Act (PHSA) to authorize the FDA to approve biological products, referred to as biosimilars or follow-on biologics, that are shown to be "highly similar" to previously approved biological products based upon potentially abbreviated data packages. The biosimilar must show it has no clinically meaningful differences in terms of safety and effectiveness from the reference product, and only minor differences in clinically inactive components are allowable in biosimilar products. The approval pathway for biosimilars does, however, grant a biologics manufacturer a 12-year period of exclusivity from the date of approval of its biological product before biosimilar competition can be introduced. There is uncertainty, however, as the approval framework for biosimilars originally was enacted as part of the PPACA. There have been, and there are likely to continue to be, federal legislative and administrative efforts to repeal, substantially modify or invalidate some or all of the provisions of the PPACA. If the PPACA is repealed, substantially modified or invalidated, it is unclear what, if any, impact such action would have on biosimilar regulation.
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
Orphan Drug Act
Under the U.S. Orphan Drug Act, the FDA may grant orphan drug designation to drugs or biologics intended to treat a “rare disease or condition,” which generally is a disease or condition that affects fewer than 200,000 individuals in the U.S. If a product which has an orphan drug designation subsequently receives an initial FDA approval for the indication for which it has such designation, the product is entitled to orphan exclusivity, i.e., the FDA may not approve any other applications to market the same drug for the same indication for a period of seven years following marketing approval, except in certain very limited circumstances, such as if the later product is shown to be clinically superior to the orphan product. Legislation similar to the U.S. Orphan Drug Act has been enacted in other countries to encourage the research, development and marketing of medicines to treat, prevent or diagnose rare diseases. In the E.U., medicinal products that receive and maintain an orphan designation are entitled to 10 years of market exclusivity following approval, protocol assistance and access to the centralized procedure for marketing authorization. SPINRAZA has been granted orphan drug designation in the U.S., E.U. and Japan.
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
Within the U.S.

•
Medicaid: Medicaid is a joint federal and state program that is administered by the states for low income and disabled beneficiaries. Under the Medicaid Drug Rebate Program, we are required to pay a rebate for each unit of product reimbursed by the state Medicaid programs. The amount of the rebate is established by law and is adjusted upward if the average manufacturer price (AMP) increases more than inflation

(measured by the Consumer Price Index - Urban). The rebate amount is calculated each quarter based on our report of current AMP and best price for each of our products to the Centers for Medicare & Medicaid Services (CMS). The requirements for calculating AMP and best price are complex. We are required to report any revisions to AMP or best price previously reported within a certain period, which revisions could affect our rebate liability for prior quarters. In addition, if we fail to provide information timely or we are found to have knowingly submitted false information to the government, the statute governing the Medicaid Drug Rebate Program provides for civil monetary penalties.

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
Manufacturing
We are committed to ensuring an uninterrupted supply of medicines to patients around the world. To that end, we continually review our manufacturing capacity, capabilities, processes and facilities. We believe that our manufacturing facilities, together with the third-party contract manufacturing organizations we outsource to, currently provide sufficient capacity for our products and to Samsung Bioepis, our joint venture that develops, manufactures and markets biosimilar products, and other strategic contract manufacturing partners. In order to support our drug development pipeline, we are expanding our large molecule production capacity by building a large-scale biologics manufacturing facility in Solothurn, Switzerland. We expect this facility to be partially operational by the end of 2020.
Manufacturing Facilities
Our drug substance manufacturing facility includes:

Facility	Drug Substance Manufactured

RTP, NC	AVONEX PLEGRIDY TYSABRI Other*
* Other includes products manufactured for contract manufacturing partners.
In addition to our drug substance manufacturing facility, we have a drug product manufacturing facility and supporting infrastructure in RTP, NC, including a parenteral facility and an oral solid dose products manufacturing facility.
The parenteral facility adds capabilities and capacity for filling biologics into vials and is principally used for filling product candidates. The oral solid dose products facility can supplement our outsourced small molecule manufacturing capabilities, including the manufacture of TECFIDERA.
We also have an oligonucleotide synthesis manufacturing facility in RTP, NC. This facility gives us the capability to manufacture ASO drugs like SPINRAZA as well as our other ASO candidates currently in our clinical pipeline.
In order to support our drug development pipeline, we are building a large-scale biologics manufacturing facility in Solothurn, Switzerland, which we expect to be partially operational by the end of 2020.
Genentech is responsible for all worldwide manufacturing activities for bulk RITUXAN, RITUXAN HYCELA and GAZYVA and has sourced the manufacture of certain bulk RITUXAN, RITUXAN HYCELA and GAZYVA requirements to a third party. Acorda supplies FAMPYRA to us pursuant to its supply agreement with Alkermes, Inc. and Ionis supplies the active pharmaceutical ingredient (API) for SPINRAZA. Alkermes currently supplies VUMERITY to us pursuant to our supply agreement with Alkermes. In October 2019 we entered into a new supply agreement and amended our license and collaboration agreement with Alkermes pursuant to which we have the election, following a transition period, to manufacture VUMERITY or have manufacturing transitioned to a third party.
Third-Party Suppliers and Manufacturers
We principally use third parties to manufacture the API and the final product for our small molecule products and product candidates, including TECFIDERA and FUMADERM, and the final drug product for our large molecule products and, to a lesser extent, product candidates.
We source all of our fill-finish and the majority of final product assembly and storage operations for our products, along with a substantial part of our label and packaging operations, to a concentrated group of third-party contract manufacturing organizations. Raw materials, delivery devices, such as syringes and auto-injectors, and other supplies required for the production of our products and product candidates are procured from various third-party suppliers and manufacturers in quantities adequate to meet our needs. Continuity of supply of such raw materials, devices and supplies is assured using a strategy of dual sourcing where possible or by a risk-based inventory strategy. Our third-party service providers, suppliers and manufacturers may be subject to routine cGMP inspections by the FDA or comparable agencies in other jurisdictions and undergo assessment and certification by our quality management group.

Our Employees
As of December 31, 2019, we had approximately 7,400 employees worldwide.
Information about our Executive Officers (as of February 6, 2020)

Officer	Current Position	Age	Year Joined Biogen
Michel Vounatsos	Chief Executive Officer	58	2016
Susan H. Alexander	Executive Vice President, Chief Legal Officer and Secretary	63	2006
Jeffrey D. Capello	Executive Vice President and Chief Financial Officer	55	2017
Alphonse Galdes, Ph.D.	Executive Vice President, Pharmaceutical Operations and Technology	67	1995
Ginger Gregory, Ph.D.	Executive Vice President and Chief Human Resources Officer	52	2017
Chirfi Guindo	Executive Vice President, Global Product Strategy and Commercialization	54	2017
Daniel Karp	Executive Vice President, Corporate Development	42	2018
Robin C. Kramer	Vice President, Chief Accounting Officer	54	2018
Alfred W. Sandrock, Jr., M.D., Ph.D.	Executive Vice President, Research and Development	62	1998

Michel Vounatsos
Experience
Mr. Vounatsos has served as our Chief Executive Officer and as a member of our Board of Directors since January 2017. Prior to that, from April 2016 to December 2016, Mr. Vounatsos served as our Executive Vice President, Chief Commercial Officer. Prior to joining Biogen, Mr. Vounatsos spent 20 years at Merck & Co., Inc. (Merck), a pharmaceutical company, where he most recently served as President, Primary Care, Customer Business Line and Merck Customer Centricity. In this role, he led Merck’s global primary care business unit, a role which encompassed Merck’s cardiology-metabolic, general medicine, women’s health and biosimilars groups and developed and instituted a strategic framework for enhancing the company’s relationships with key constituents, including the most significant providers, payors and retailers and the world’s largest governments. Mr. Vounatsos previously held leadership positions across Europe and in China for Merck. Prior to that, Mr. Vounatsos held management positions at Ciba-Geigy, a pharmaceutical company. Mr. Vounatsos currently serves on the advisory board of Tsinghua University School of Pharmaceutical Sciences, on the Supervisory Board of Liryc, the Electrophysiology and Heart Modeling Institute at the University of Bordeaux, on the board of directors of N-Lorem Foundation and as a member of the MIT Presidential CEO Advisory Board.

Education
● Universite Victor Segalen, Bordeaux II, France, C.S.C.T. Certificate in Medicine
● HEC School of Management - Paris, M.B.A.

Susan H. Alexander
Experience
Ms. Alexander has served as our Executive Vice President, Chief Legal Officer and Secretary since April 2018. Prior to that, Ms. Alexander served as our Executive Vice President, Chief Legal, Corporate Services and Secretary from March 2017 to March 2018, as our Executive Vice President, Chief Legal Officer and Secretary from December 2011 to March 2017 and as our Executive Vice President, General Counsel and Corporate Secretary from 2006 to December 2011. Prior to joining Biogen, Ms. Alexander served as the Senior Vice President, General Counsel and Corporate Secretary of PAREXEL International Corporation, a biopharmaceutical services company, from 2003 to January 2006. From 2001 to 2003 Ms. Alexander served as General Counsel of IONA Technologies, a software company. From 1995 to 2001 Ms. Alexander served as Counsel at Cabot Corporation, a specialty chemicals and performance materials company. Prior to that, Ms. Alexander was a partner at the law firms of Hinckley, Allen & Snyder and Fine & Ambrogne.

Public Company Boards
● Invacare Corporation, a medical and healthcare product company
Education
● Wellesley College, B.A.
● Boston University School of Law, J.D.

Jeffrey D. Capello
Experience
Mr. Capello has served as our Executive Vice President and Chief Financial Officer since December 2017 and served as our Chief Accounting Officer from July 2018 to November 2018. Prior to joining Biogen, Mr. Capello served as the Chief Financial Officer of Beacon Health Options, Inc., a behavioral health company, with responsibility for finance, human resources, information technology, real estate and procurement from October 2016 until November 2017. From July 2015 until September 2016 Mr. Capello was the founder and Chief Executive Officer of Monomoy Advisors, which focuses on helping companies drive shareholder value. From July 2014 until June 2015 Mr. Capello served as the Executive Vice President and Chief Financial Officer of Ortho-Clinical Diagnostics, an in-vitro diagnostics company that was acquired by the Carlyle Group from Johnson & Johnson, with responsibility for global finance and business development. From March 2010 to December 2013 Mr. Capello served as Chief Financial Officer and Executive Vice President of Boston Scientific Corporation (Boston Scientific), a medical device company, where he was responsible for the worldwide management of Boston Scientific’s finance, information systems, business development and corporate strategy functions. Mr. Capello joined Boston Scientific in June 2008 and served as Senior Vice President and Chief Accounting Officer until March 2010. From 2006 to 2008 he was the Senior Vice President and Chief Financial Officer with responsibilities for global finance and business development at PerkinElmer, Inc. (PerkinElmer), a life sciences tool company. Previously, he served as PerkinElmer’s Vice President of Finance, Corporate Controller, Treasurer and Chief Accounting Officer from 2001 to 2006. Prior to his tenure at PerkinElmer, Mr. Capello was a Partner at PricewaterhouseCoopers LLP, both in the U.S. and in the Netherlands.

Education
● University of Vermont, B.S. Business Administration
● Harvard Business School, M.B.A.

Alphonse Galdes, Ph.D.
Experience
Dr. Galdes has served as our Executive Vice President, Pharmaceutical Operations and Technology since September 2019. Since joining Biogen in 1995, Dr. Galdes has held several senior executive positions, including most recently as Senior Vice President, Asset Development and Portfolio Management from November 2015 to September 2019 and Senior Vice President, Technical Development from October 2010 to November 2015. Dr. Galdes was a Rhodes Scholar at Oxford University and performed post-doctoral research work at the Department of Biological Chemistry at Harvard Medical School.

Education
●	University of Malta, B.Sc. Chemistry and Biology
●	University of Malta, M.Sc. Biochemistry
●	Oxford University, Ph.D. Biochemistry

Ginger Gregory, Ph.D.
Experience
Dr. Gregory has served as our Executive Vice President and Chief Human Resources Officer since July 2017. Prior to joining Biogen, Dr. Gregory served as Executive Vice President and Chief Human Resources Officer at Shire PLC, a global specialty biopharmaceutical company, from February 2014 to April 2017. Prior to that, Dr. Gregory held executive-level human resources positions for several multinational companies across a variety of industries, including Dunkin’ Brands Group Inc., a restaurant holding company, where she served as Chief Human Resource Officer, Novartis AG, a pharmaceutical company, where she was the division head of Human Resources for Novartis Vaccines and Diagnostics, Novartis Consumer Health and Novartis Institutes of BioMedical Research and Novo Nordisk A/S, a pharmaceutical company, where she served as Senior Vice President, Corporate People & Organization at the company’s headquarters in Copenhagen, Denmark. Earlier in her career, Dr. Gregory held a variety of human resources generalist and specialist positions at BMS, a pharmaceutical company, and served as a consultant with Booz Allen & Hamilton, an information technology consulting company, in the area of organization change and effectiveness.

Education
● University of Massachusetts, B.A. Psychology
● The George Washington University, Ph.D. Psychology

Chirfi Guindo
Experience
Mr. Guindo has served as our Executive Vice President, Global Product Strategy and Commercialization since February 2019. Prior to that, Mr. Guindo served as our Executive Vice President and Head of Global Marketing, Market Access and Customer Innovation from November 2017 to February 2019. Prior to joining Biogen, Mr. Guindo spent 27 years in the global pharmaceutical industry and has held several leadership positions at Merck, a pharmaceutical company, in Canada, the U.S., France, Africa and the Netherlands. He worked in several disciplines including Finance, Sales & Marketing, General Management and Global Strategy/Product Development in specialty, acute and hospital care. Most recently Mr. Guindo was Vice President and Managing Director and President and Managing Director of Merck Canada from October 2014 to November 2017. From January 2011 to October 2014, he was Vice President and General Manager, Global HIV Franchise at Merck.

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

Education
● Duke University, B.S. Biology
● Wharton School of the University of Pennsylvania, M.B.A.

Robin C. Kramer
Experience
Ms. Kramer has served as our Vice President, Chief Accounting Officer since November 2018. Prior to joining Biogen, Ms. Kramer served as the Senior Vice President and Chief Accounting Officer of Hertz Global Holdings, Inc., a car rental company, from May 2014 to November 2018. Prior to that, Ms. Kramer was an audit partner at Deloitte & Touche LLP (Deloitte), a professional services firm, from 2007 to 2014, including serving in Deloitte's National Office Accounting Standards and Communications Group from 2007 to 2010. From 2005 to 2007 Ms. Kramer served as Chief Accounting Officer of Fisher Scientific International, Inc., a laboratory supply and biotechnology company, and from 2004 to 2005 Ms. Kramer served as Director, External Reporting, Accounting and Control for the Gillette Company, a personal care company. Ms. Kramer also held partner positions in the public accounting firms of Ernst & Young LLP and Arthur Anderson LLP. Ms. Kramer is a licensed certified public accountant (CPA) in Massachusetts. She is a member of the Massachusetts Society of CPAs and the American Institute of CPAs and served as a Board Member for the Massachusetts State Board of Accountancy from September 2011 to December 2015.

Education
● Salem State University, B.B.A. Accounting

Alfred W. Sandrock, Jr., M.D., Ph.D.
Experience
Dr. Sandrock has served as our Executive Vice President, Research and Development since September 2019. Prior to that, Dr. Sandrock served as our Chief Medical Officer from October 2017 to January 2020, as our Executive Vice President, Chief Medical Officer Neurology and Neurodegeneration from October 2015 to October 2017, as our Chief Medical Officer and Group Senior Vice President from April 2013 to October 2015 and as our Chief Medical Officer and Senior Vice President of Development Sciences from February 2012 to April 2013. Prior to that, Dr. Sandrock held several other senior executive positions since joining Biogen in 1998, including Senior Vice President of Neurology Research and Development and Vice President of Clinical Development, Neurology.

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
Available Information
Our principal executive offices are located at 225 Binney Street, Cambridge, MA 02142 and our telephone number is (617) 679-2000. Our website address is www.biogen.com. We make available free of charge through the Investors section of our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the U.S. Securities and Exchange Commission (SEC). We include our website address in this report only as an inactive textual reference and do not intend it to be an active link to our website. The contents of our website are not incorporated into this report.

Item  1A.     Risk Factors
We are substantially dependent on revenues from our products.
Our revenues depend upon continued sales of our products, as well as the financial rights we have in our anti-CD20 therapeutic programs, and, unless we develop, acquire rights to and/or commercialize new products and technologies, we will be substantially dependent on sales from our products and our financial rights in our anti-CD20 therapeutic programs for many years. Additionally, a significant portion of our revenues are concentrated on sales of our products in increasingly competitive markets. Any of the following negative developments relating to any of our products or any of our anti-CD20 therapeutic programs may adversely affect our revenues and results of operations or could cause a decline in our stock price:

•	safety or efficacy issues;

•	our ability to maintain a positive reputation among patients, healthcare providers and others, which may be impacted by our pricing and reimbursement decisions;

•	the introduction or greater acceptance of competing products, including generics, biosimilars, prodrugs and products approved under abbreviated regulatory pathways;

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

•	our limited marketing experience within certain SMA markets, which may impact our ability to develop additional relationships with the associated medical and scientific community; and

•	the lack of readiness of healthcare providers within certain SMA markets to treat patients with SMA.
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
Our success depends in part on our ability to obtain and defend patent and other intellectual property rights that are important to the commercialization of our products and product candidates. The degree of patent protection afforded to our products and processes in the U.S. and in other important markets remains uncertain and depends, in part, upon decisions of the patent offices, courts, administrative bodies and lawmakers in these countries. We may fail to successfully obtain or preserve patent protection for the technologies incorporated into our products and processes, or the protection we obtain may not be of sufficient breadth and degree to protect our commercial interests in all countries where we conduct business. Under the Hatch-Waxman Act, a manufacturer may file an Abbreviated New Drug Application, seeking approval of a generic copy of an approved innovator product, or a NDA under Section 505(b)(2) of the Federal Food, Drug and Cosmetic Act, which may be for a new or improved version of the original innovator product. The manufacturers are allowed to rely on the safety and efficacy data of the innovator's product, may not need to conduct clinical trials, can market a competing version of a product after the expiration or loss of patent exclusivity or the expiration or loss of regulatory exclusivity and often charge significantly lower prices. Upon the expiration or loss of patent protection or the expiration or loss of regulatory exclusivity for a product, a major portion of revenues for that product may be reduced in a short period of time. When others exploit our inventions, the expected benefit from them are reduced. Furthermore, our products may be determined to infringe patents or other intellectual property rights held by third parties, which could result in financial, legal, business or reputational harm to us.
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
Litigation, interferences, oppositions, inter partes reviews, administrative challenges or other similar types of proceedings are, have been and may in the future be necessary in some instances to determine the validity and scope of certain of our patents, regulatory exclusivities or other proprietary rights, and in other instances to determine the validity, scope or non-infringement of certain patent rights claimed by third parties to be pertinent to the manufacture, use or sale of our products. We also face challenges to our patent and regulatory protections covering our products by third parties, including manufacturers of generics and biosimilars that may choose to launch or attempt to launch their products before the expiration of our patent or regulatory exclusivity. Litigation, interference, oppositions, inter partes reviews, administrative challenges or other similar types of proceedings are unpredictable and are often protracted, expensive and distracting to management. Negative outcomes of such proceedings adversely affect the validity and scope of our patent or other proprietary rights. Settlements of Hatch-Waxman litigation typically result in reducing the period of patent protection, accelerating reduction in revenue from affected products. Adverse outcomes in intellectual property litigation also could hinder our ability to manufacture and market our products, require us to seek a license for the infringed product or technology or result in the assessment of significant monetary damages against us that may exceed amounts, if any, accrued in our financial statements. An adverse determination in a judicial or administrative proceeding or a failure to obtain necessary licenses could prevent us from manufacturing or selling our products. Furthermore, payments under any licenses that we are able to obtain would reduce our profits derived from the covered products and services. Any of these circumstances could result in financial, business or reputational harm to us or could cause a decline or volatility in our stock price.
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
Product development is very expensive and involves a high degree of uncertainty and risk. Only a small number of research and development programs result in the commercialization of a product. Furthermore, the development of novel approaches for the treatment of diseases, including development efforts in new modalities such as those based on the ASO platform and gene therapy, may present additional challenges and risks, including obtaining regulatory approval from the FDA and other regulatory agencies that have limited experience with the development of such therapies. In addition, clinical trial data are subject to differing interpretations and, even if we view data as sufficient to support the safety, effectiveness and/or approval of an investigational therapy, regulatory authorities may disagree and may require additional data, may limit the scope of the approval or may deny approval altogether. Consequently, it may be difficult to predict the time and cost of product development of novel approaches for the treatment of diseases.
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
Even if we could successfully develop new products or indications, we may make a strategic decision to discontinue development of a product candidate or indication if, for example, we believe commercialization will be difficult relative to the standard of care or other opportunities in our pipeline.

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
Our products are also susceptible to increasing competition in many markets from generics, biosimilars, prodrugs and products approved under abbreviated regulatory pathways. Generic versions of drugs, biosimilars, prodrugs and products approved under abbreviated regulatory pathways are likely to be sold at substantially lower prices than branded products. Accordingly, the introduction of such products, as well as other lower-priced competing products, may significantly reduce both the price that we are able to charge for our products and the volume of products we sell, which will negatively impact our revenues. In addition, when a generic version of one of our products is commercialized, it may, in some cases, be automatically substituted for our product and reduce our revenues in a short period of time.
In the MS market, we face intense competition as the number of products and competitors continues to expand. Due to our significant reliance on sales of our MS products, including TECFIDERA, our business could be harmed if we are unable to successfully compete in the MS market. More specifically, our ability to compete, maintain and grow our share in the MS market may be adversely affected due to a number of factors, including:

•	the introduction of more efficacious, safer, less expensive or more convenient alternatives to our MS products, including our own products and products of our collaborators;

•
the introduction of biosimilars, follow-on products, generic versions of branded MS products, prodrugs or products approved under abbreviated regulatory pathways, which would be significantly less costly than our products to bring to market and would be offered for sale at lower prices, and could result in a significant percentage of the sales of our products being lost to such biosimilars, follow-on products, generic versions of branded MS products, prodrugs or products approved under abbreviated regulatory pathways;

•	the off-label use by physicians of therapies indicated for other conditions to treat MS patients;

•	patient dynamics, including the size of the patient population and our ability to attract and maintain new and current patients to our therapies;

•
damage to physician and patient confidence in any of our MS products, generic or biosimilars of our MS products or any other product from the same class as one of our products, or to our sales and reputation as a result of label changes or adverse experiences or events that may occur with patients treated with our MS products or generic or biosimilars of our MS products;

•	inability to obtain appropriate pricing and reimbursement for our MS products compared to our competitors in key international markets; or

•	our ability to obtain and maintain patent, data or market exclusivity for our MS products.
In the SMA market, we face competition from a new gene therapy product that was approved in the U.S. in May 2019 for the treatment of SMA. Additionally, we are aware of other products in development that, if successfully developed and approved, may compete with SPINRAZA in the SMA market, including potential oral products. Future sales of SPINRAZA may be adversely affected by the commercialization of competing products.
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
Supporting the further development of our existing products and potential new products in our pipeline will require significant capital expenditures and management resources, including investments in research and development, sales and marketing, manufacturing capabilities and other areas of our business. We have in the past made, and may continue to make, significant operating and capital expenditures for potential new products in our pipeline prior to regulatory approval with no assurance that such investment will be recouped, which may adversely affect our financial condition, business and operations.
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
Even if we are able to successfully develop new products or indications, sales of new products or products with additional indications may not meet investor expectations. We may also make a strategic decision to discontinue development of a product candidate or indication if, for example, we believe commercialization will be difficult relative to the standard of care or other opportunities in our pipeline.
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
Adverse safety events involving our marketed products, generic or biosimilar versions of our marketed products or any other products from the same class as one of our products may have a negative impact on our business. Discovery of safety issues with our products could create product liability and could cause additional regulatory scrutiny and requirements for additional labeling or safety monitoring, withdrawal of products from the market and the imposition of fines or criminal penalties. Adverse safety events may also damage physician, patient and/or investor confidence in our products and our reputation. Any of these could result in liabilities, loss of revenues, material write-offs of inventory, material impairments of intangible assets, goodwill and fixed assets, material restructuring charges or other adverse impacts on our results of operations.
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
Restrictions on use or significant safety warnings that may be required to be included in the label of our products, such as the risk of developing progressive multifocal leukoencephalopathy (PML) or liver injury in the label for certain of our products, may significantly reduce expected revenues for those products and require significant expense and management time.
A breakdown or breach of our technology systems could subject us to liability or interrupt the operation of our business.
We are increasingly dependent upon technology systems and data to operate our business. Our ability to effectively manage our business depends on the security, reliability and adequacy of our technology systems and data, which includes use of cloud technologies, including Software as a Service (SaaS), Platform as a Service (PaaS) and Infrastructure as a Service (IaaS). A breakdown, invasion, corruption, destruction or breach of our technology systems, including the cloud technologies that we utilize, and/or unauthorized access to our data and information could subject us to liability or negatively impact the operation of our business. Our technology systems, including the cloud technologies that we utilize, continue to increase in multitude and complexity, making them potentially vulnerable to breakdown, malicious intrusion and random attack. Likewise, data privacy or security breaches by individuals authorized to access our technology systems, including the cloud technologies that we utilize, may pose a risk that sensitive data, including intellectual property, trade secrets or personal information belonging to us, our patients, customers or other business partners, may be exposed to unauthorized persons or to the public.
Cyber-attacks are increasing in their frequency, sophistication and intensity, and are becoming increasingly difficult to detect. They are often carried out by motivated, well-resourced, skilled and persistent actors, including nation states, organized crime groups, “hacktivists” and employees or contractors acting with malicious intent. Cyber-attacks could include the deployment of harmful malware and key loggers, ransomware, a denial-of-service attack, a malicious website, the use of social engineering and other means to affect the confidentiality, integrity and availability of our technology systems and data. Cyber-attacks could also include supply chain attacks, which could cause a delay in the manufacturing of our products or products produced for contract manufacturing. Our key business partners face similar risks and any security breach of their systems could adversely affect our security posture. In addition, our increased use of cloud technologies could heighten these and other operational risks, and any failure by cloud technology service providers to adequately safeguard their systems and prevent cyber-attacks could disrupt our operations and result in misappropriation, corruption or loss of confidential or propriety information.
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

•
any failure on the part of our collaborators, joint venture partners or other third parties to comply with applicable laws, regulatory requirements and/or applicable contractual obligations in the marketing, sale and maintenance of the marketing authorization of our products or to fulfill any responsibilities our collaborators, joint venture partners or other third parties may have to protect and enforce any intellectual property rights underlying our products could have an adverse effect on our revenues as well as involve us in possible legal proceedings; and

•
any improper conduct or actions on the part of our collaborators, joint venture partners or other third parties could subject us to civil or criminal investigations and monetary and injunctive penalties, impact the accuracy and timing of our financial reporting and/or adversely impact our ability to conduct business, our operating results and our reputation.

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
Our sales and operations are subject to the risks of doing business internationally, including:

•	less favorable intellectual property or other applicable laws;

•	the introduction or greater acceptance of competing products, including generics, biosimilars, prodrugs and products approved under abbreviated regulatory pathways;

•	the inability to obtain necessary foreign regulatory or pricing approvals of products in a timely manner;

•	limitations and additional pressures on our ability to obtain and maintain product pricing or receive price increases, including those resulting from governmental or regulatory requirements;

•	the inability to successfully complete subsequent or confirmatory clinical trials in countries where our experience is limited;

•	longer payment and reimbursement cycles and uncertainties regarding the collectability of accounts receivable;

•	fluctuations in foreign currency exchange rates that may adversely impact our revenues, net income and value of certain of our investments;

•	difficulties in staffing and managing international operations;

•	the imposition of governmental controls;

•	diverse data privacy and protection requirements;

•	increasingly complex standards for complying with foreign laws and regulations that may differ substantially from country to country and may conflict with corresponding U.S. laws and regulations;

•	the far-reaching anti-bribery and anti-corruption legislation in the U.K., including the Bribery Act, and elsewhere and escalation of investigations and prosecutions pursuant to such laws;

•	the effects of the implementation of the U.K.’s departure from the E.U., known as Brexit;

•	compliance with complex import and export control laws;

•	restrictions on direct investments by foreign entities and trade restrictions;

•	greater political or economic instability;

•	changes in tax laws;

•
the imposition of tariffs or embargoes and other trade restrictions, including the recent tariffs imposed by the U.S. and China and the possibility of additional tariffs or other trade restrictions relating to trade between the two countries; and

•	the impact of public health epidemics on employees and the global economy, such as the coronavirus currently impacting China and elsewhere.
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
We believe we currently have sufficient large-scale manufacturing capacity to meet our near-term manufacturing requirements. However, in order to support our drug development pipeline, in 2015 we made the decision to expand our large molecule production capacity by building a large-scale biologics manufacturing facility in Solothurn, Switzerland with no assurance that the additional capacity would be required. We expect the Solothurn manufacturing facility to be partially operational by the end of 2020; however, there can be no assurance that we will be able to meet our expected timeline. If there are delays in bringing the Solothurn manufacturing facility online, we may not have sufficient large-scale manufacturing capacity to meet our long-term manufacturing requirements.
In addition, we have made significant investments in connection with the building of this manufacturing facility with no assurance that such investment will be recouped. If we are unable to adequately and timely manufacture and supply our products and product candidates or if we do not fully utilize our manufacturing facilities, our business may be harmed. Charges resulting from excess capacity would have a negative effect on our financial condition and results of operations.
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

•
Global Bulk Supply Risks. We rely on our principal manufacturing facilities for the production of drug substance for our large molecule products and product candidates. Our global bulk supply of these products and product candidates depends on the uninterrupted and efficient operation of these facilities, which could be adversely affected by equipment failures, labor shortages, natural disasters, power failures, cyber-attacks and numerous other factors. In addition, we are building a large-scale biologics manufacturing facility in Solothurn, Switzerland, which we expect to be partially operational by the end of 2020. However, there can be no assurance that we will be able to meet our expected timeline. If there are delays in bring the Solothurn manufacturing facility online, we may not have sufficient large-scale manufacturing capacity to meet our long-term manufacturing requirements.

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

•
Ability to Provide Adequate Supply. Manufacturing biosimilars is complex. If we encounter any manufacturing or supply chain difficulties, we may be unable to meet higher than anticipated demand. In addition, following the divestiture of our Hillerød, Denmark manufacturing operations, we are dependent on FUJIFILM for the manufacture of biosimilar products. FUJIFILM may not perform their obligations in a timely and cost effective manner or in compliance with applicable regulations and may be unable or unwilling to increase production capacity commensurate with demand for our existing or future biosimilar products;

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
Our quarterly revenues, expenses and net income (loss) have fluctuated in the past and are likely to fluctuate significantly in the future due to the risks described in these Risk Factors as well as the timing of charges and expenses that we may take. We have recorded, or may be required to record, charges that include:

•	the cost of restructurings or other initiatives to streamline our operations and reallocate resources;

•	impairments with respect to investments, fixed assets and long-lived assets, including in-process research and development (IPR&D) and other intangible assets;

•	inventory write-downs for failed quality specifications, charges for excess or obsolete inventory and charges for inventory write downs relating to product suspensions, expirations or recalls;

•	changes in the fair value of contingent consideration;

•	bad debt expenses and increased bad debt reserves;

•	outcomes of litigation and other legal or administrative proceedings, regulatory matters and tax matters;

•	milestone payments under license and collaboration agreements;

•	payments in connection with acquisitions, divestitures and other business development activities; and

•	failure to meet certain contractual commitments, including, for example, the minimum batch production commitment guarantees we have provided as part of the transaction with FUJIFILM.
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
As a global biopharmaceutical company, we are subject to taxation in numerous countries, states and other jurisdictions. As a result, our effective tax rate is derived from a combination of applicable tax rates (including withholding taxes) in the various places that we operate. In preparing our financial statements, we estimate the amount of tax that will become payable in each of such places. Our effective tax rate may be different than experienced in the past due to numerous factors, including changes in the mix of our profitability from country to country, the results of examinations and audits of our tax filings, adjustments to the value of our uncertain tax positions, interpretations by tax authorities or other bodies with jurisdiction, the result of tax cases, changes in accounting for income taxes and changes in tax laws either prospectively or retrospectively (including by regulation). Any of these factors could cause us to experience an effective tax rate significantly different from previous periods or our current expectations.
In addition, our inability to secure or sustain acceptable arrangements with tax authorities and future changes in the tax laws, among other things, may result in tax obligations in excess of amounts accrued in our financial statements.
The Tax Cuts and Jobs Act of 2017 (2017 Tax Act) resulted in significant changes to the U.S. corporate income tax system. These changes include a federal statutory rate reduction from 35% to 21%, the elimination or reduction of certain domestic deductions and credits and limitations on the deductibility of interest expense and executive compensation. The 2017 Tax Act also transitions international taxation from a worldwide system to a modified territorial system, which has the effect of subjecting certain earnings of our foreign subsidiaries and collaborations to immediate U.S. taxation as global intangible low-taxed income (GILTI) or Subpart F income, and includes base erosion prevention measures on U.S. earnings and the reduced effective tax rate on income that comes from U.S. exports, called Foreign Derived Intangible Income. These changes became effective in 2018.
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
The Swiss Federal Act on Tax Reform and AHV Financing (TRAF) will result in significant changes to the Swiss cantonal income tax system. These changes include the elimination of historic favorable cantonal tax regimes, the introduction of a patent box regime and the introduction of a research and development super deduction. The TRAF also provides for transitional rules to lessen the immediate impact of the elimination of the favorable cantonal tax regimes. These changes became effective on January 1, 2020. In response to the TRAF, each canton must enact cantonal tax reform to comply with the framework provided by the TRAF and are also expected to lower the statutory tax rate to compensate for the elimination of the historic favorable cantonal tax regimes. We will account for the impact of the TRAF and the specific cantonal tax reform changes in the period in which each canton in which we operate enacts the cantonal tax reform. Zug, a canton in which we operate, enacted cantonal tax reform in the third quarter of 2019 and Solothurn, another canton in which we operate, will hold a public referendum on the enactment of cantonal tax reform on February 9, 2020. Upon the enactment of Zug cantonal tax reform, we were required to remeasure our Swiss deferred tax assets and liabilities, to account for the elimination of the historic favorable cantonal tax regimes, the impact of the transitional rules and the change in the statutory cantonal tax rate. Further remeasurement of our Swiss deferred tax assets and liabilities could have a significant impact on our income tax provision in the period of enactment.
In addition, the enactment of some or all of the recommendations set forth or that may be forthcoming in the Organization for Economic Cooperation and Development’s project on “Base Erosion and Profit Shifting” (BEPS) by tax authorities and economic blocs in the countries in which we operate, could unfavorably impact our effective tax rate. These initiatives focus on common international principles for the entitlement to taxation of global corporate profits and minimum global tax rates.
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
From time to time our Board of Directors authorizes share repurchase programs, including our March 2019 Share Repurchase Program and our December 2019 Share Repurchase Program. The amount and timing of share repurchases are subject to capital availability and our determination that share repurchases are in the best interest of our shareholders and are in compliance with all respective laws and our agreements applicable to the repurchase of shares. Our ability to repurchase shares will depend upon, among other factors, our cash balances and potential future capital requirements for strategic transactions, our results of operations, our financial condition and other factors beyond our control that we may deem relevant. A reduction in repurchases under, or the completion of, our 2019 share repurchase programs could have a negative effect on our stock price. We can provide no assurance that we will repurchase shares at favorable prices, if at all.
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
Below is a summary of our owned and leased properties as of December 31, 2019.
Massachusetts
In Cambridge, MA we own approximately 508,000 square feet of real estate space, consisting of a building that houses a research laboratory and a cogeneration plant totaling approximately 263,000 square feet and a building that contains research, development and quality laboratories totaling approximately 245,000 square feet.
In addition, we lease a total of approximately 1,157,000 square feet in Massachusetts, which is summarized as follows:

•
800,000 square feet in Cambridge, MA, which is comprised of offices for our corporate headquarters and other administrative and development functions and laboratories, of which 289,000 square feet is subleased by multiple companies for general office space, laboratories and manufacturing facilities; and

•	357,000 square feet of office space in Weston, MA, of which 174,000 square feet is subleased through the remaining term of our lease agreement.
Our Massachusetts lease agreements expire at various dates through the year 2028.
North Carolina
In RTP, NC we own approximately 1,022,000 square feet of real estate space, which is summarized as follows:

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
In addition, we lease approximately 40,000 square feet of warehouse space in Durham, NC.
Switzerland
In order to support our drug development pipeline, we are building a large-scale biologics manufacturing facility in Solothurn, Switzerland. We expect this facility to be partially operational by the end of 2020. Upon completion, the facility will include 393,000 square feet related to a large-scale biologics manufacturing facility, 290,000 square feet of warehouse, utilities and support space and 51,000 square feet of administrative space.
Other International
We lease office space in Baar, Switzerland, our international headquarters; the U.K.; Germany; France; Denmark and numerous other countries. Our international lease agreements expire at various dates through the year 2030.
Item  3.     Legal Proceedings
For a discussion of legal matters as of December 31, 2019, please read Note 20, Litigation, to our consolidated financial statements included in this report, which is incorporated into this item by reference.
Item  4.     Mine Safety Disclosures
Not applicable.

PART II
Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market and Stockholder Information
Our common stock trades on The Nasdaq Global Select Market under the symbol “BIIB.” As of February 4, 2020, there were approximately 540 shareholders of record of our common stock.
Dividends
We have not paid cash dividends since our inception. While we historically have not paid cash dividends and do not have a current intention to pay cash dividends, we continually review our capital allocation strategies, including, among other things, payment of cash dividends, share repurchases and acquisitions.
Issuer Purchases of Equity Securities
The following table summarizes our common stock repurchase activity during the fourth quarter of 2019:

Period	Total Number of Shares Purchased (#)	Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Programs (#)	Approximate Dollar Value of Shares That May Yet Be Purchased Under Our Programs ($ in millions)
October 2019	3,215,407	$238.71	3,215,407	$2,604.7
November 2019	1,550,825	$292.01	1,550,825	$2,151.8
December 2019	2,928,634	$297.99	2,928,634	$6,279.1
Total	7,694,866	$272.01
In December 2019 our Board of Directors authorized our December 2019 Share Repurchase Program, which is a program to repurchase up to $5.0 billion of our common stock. Our December 2019 Share Repurchase Program does not have an expiration date. All share repurchases under our December 2019 Share Repurchase Program will be retired. We did not repurchase shares of our common stock under our December 2019 Share Repurchase Program during the year ended December 31, 2019.
In March 2019 our Board of Directors authorized our March 2019 Share Repurchase Program, which is a program to repurchase up to $5.0 billion of our common stock. Our March 2019 Share Repurchase Program does not have an expiration date. All share repurchases under our March 2019 Share Repurchase Program will be retired. Under our March 2019 Share Repurchase Program, we repurchased and retired approximately 14.7 million shares of our common stock at a cost of approximately $3.7 billion during the year ended December 31, 2019.
In August 2018 our Board of Directors authorized a program to repurchase up to $3.5 billion of our common stock (2018 Share Repurchase Program), which was completed as of June 30, 2019. All share repurchases under our 2018 Share Repurchase Program were retired. Under our 2018 Share Repurchase Program, we repurchased and retired approximately 8.9 million shares of our common stock at a cost of approximately $2.1 billion during the year ended December 31, 2019.

Performance Graph
The performance graph below compares the five-year cumulative total stockholder return on our common stock, the Nasdaq Pharmaceutical Index, the S&P 500 Index and the Nasdaq Biotechnology Index.
On February 1, 2017, we completed the spin-off of our hemophilia business, Bioverativ Inc. (Bioverativ), as an independent, publicly traded company. In connection with the spin-off, each Biogen shareholder received one share of Bioverativ common stock for every two shares of Biogen common stock they owned. For additional information on the spin-off of our hemophilia business, please read Note 3, Hemophilia Spin-Off, to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018 (2018 Form 10-K).
The performance graph below assumes the investment of $100.00 on December 31, 2014, in our common stock and each of the three indexes, with dividends being reinvested. Our stock prices have been adjusted for the effect of the spin-off of our hemophilia business. The five-year cumulative total stockholder return for Biogen does not reflect the reinvestment by Biogen shareholders of the distribution they received in connection with the spin-off of our hemophilia business or any subsequent increase or decrease in value of Bioverativ stock subsequent to the spin-off.
The stock price performance in the graph below is not necessarily indicative of future price performance.

	2014	2015	2016	2017	2018	2019
Biogen Inc.	$100.00	$90.25	$83.54	$101.74	$96.11	$94.77
Nasdaq Pharmaceutical Index	$100.00	$105.43	$104.29	$124.23	$134.11	$153.57
S&P 500 Index	$100.00	$101.38	$113.51	$138.29	$132.23	$173.86
Nasdaq Biotechnology Index	$100.00	$111.77	$87.91	$106.95	$97.47	$121.94
The information included under the heading Performance Graph is “furnished” and not “filed” for purposes of Section 18 of the Securities Exchange Act, or otherwise subject to the liabilities of that section, nor shall it be deemed to be “soliciting material” subject to Regulation 14A or incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

Item 6.     Selected Financial Data
BIOGEN INC. AND SUBSIDIARIES
SELECTED FINANCIAL DATA

Our results of operations are summarized as follows:
	For the Years Ended December 31,
	2019	2018	2017	2016	2015
(In millions, except per share amounts)
Results of Operations (1)
Product revenues, net (2)	$11,379.8	$10,886.8	$10,354.7	$9,817.9	$9,188.5
Revenues from anti-CD20 therapeutic programs	2,290.4	1,980.2	1,559.2	1,314.5	1,339.2
Other revenues	707.7	585.9	360.0	316.4	236.1
Total revenues	14,377.9	13,452.9	12,273.9	11,448.8	10,763.8
Total cost and expenses (3)	7,335.3	7,564.3	6,928.1	6,297.1	5,872.8
Income from operations	7,042.6	5,888.6	5,345.8	5,151.7	4,891.0
Other income (expense), net	83.3	11.0	(217.0)	(218.7)	(123.7)
Income before income tax expense and equity in loss of investee, net of tax	7,125.9	5,899.6	5,128.8	4,933.0	4,767.3
Income tax expense (4)	1,158.0	1,425.6	2,458.7	1,237.3	1,161.6
Equity in loss of investee, net of tax	79.4	—	—	—	12.5
Net income	5,888.5	4,474.0	2,670.1	3,695.7	3,593.2
Net income (loss) attributable to noncontrolling interests, net of tax (5)	—	43.3	131.0	(7.1)	46.2
Net income attributable to Biogen Inc.	$5,888.5	$4,430.7	$2,539.1	$3,702.8	$3,547.0

Diluted Earnings Per Share (6)
Diluted earnings per share attributable to Biogen Inc.	$31.42	$21.58	$11.92	$16.93	$15.34
Weighted-average shares used in calculating diluted earnings per share attributable to Biogen Inc.	187.4	205.3	213.0	218.8	231.2

Our financial condition is summarized as follows:
	As of December 31,
(In millions)	2019	2018	2017	2016	2015
Financial Condition (1)
Cash, cash equivalents and marketable securities	$5,884.0	$4,913.9	$6,746.3	$7,724.5	$6,188.9
Total assets	$27,234.3	$25,288.9	$23,652.6	$22,876.8	$19,504.8
Notes payable, less current portion (7)	$4,459.0	$5,936.5	$5,935.0	$6,512.7	$6,521.5
Total Biogen Inc. shareholders’ equity (6)	$13,343.2	$13,039.6	$12,612.8	$12,140.1	$9,372.8
In addition to the following notes, the financial data included within the tables above should be read in conjunction with our consolidated financial statements and related notes and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report and our previously filed Annual Reports on Form 10-K.

(1)
On February 1, 2017, we completed the spin-off of our hemophilia business. Our consolidated results of operations and financial condition reflect the financial results of our hemophilia business for all periods through January 31, 2017.

(2)	Product revenues, net reflect the impact of the following product launches:

•	Commercial sales of VUMERITY in the U.S. began in the fourth quarter of 2019.

•	Commercial sales of SPINRAZA in the U.S. began in the fourth quarter of 2016 and in rest of world markets beginning in the first quarter of 2017.

•
Under our collaboration agreement with AbbVie Inc. (AbbVie), we began to recognize revenues on sales of ZINBRYTA to third parties in the E.U. in the third quarter of 2016. In March 2018 we and AbbVie announced the voluntary worldwide withdrawal of ZINBRYTA for RMS.

•
Under our commercial agreement with Samsung Bioepis, we began to recognize revenues on sales of BENEPALI and FLIXABI to third parties in certain countries in Europe in the first and third quarters of 2016, respectively, and began to recognize revenues on sales of IMRALDI to third parties in certain countries in Europe in the fourth quarter of 2018.

•	We stopped recognizing revenues from ALPROLIX and ELOCTATE effective February 1, 2017, upon the completion of the spin-off of our hemophilia business.

(3)	Total cost and expenses included the following charges:

•
Pre-tax research and development expenses related to upfront and milestone payments made upon entering into strategic agreements or achievement of specified development milestones totaling $253.8 million, $602.7 million, $494.0 million, $167.6 million and $158.2 million in 2019, 2018, 2017, 2016 and 2015, respectively.

•
Impairment charges related to certain acquired intangible assets totaling $215.9 million, $366.1 million, $359.4 million and $12.2 million in 2019, 2018, 2017 and 2016, respectively. For additional information, please read Note 6, Intangible Assets and Goodwill, to our consolidated financial statements included in this report.

•
Pre-tax research and development expenses of $486.2 million in 2018 related to the 2018 Ionis Agreement. For additional information on our collaboration arrangements with Ionis, please read Note 18, Collaborative and Other Relationships, to our consolidated financial statements included in this report.

•
Pre-tax charges to acquired IPR&D totaling $112.5 million and $120.0 million in 2018 and 2017, respectively, for upfront payments made upon the closing of our asset purchase transactions, as the underlying assets had not yet reached technological feasibility.

•	Pre-tax charge of $454.8 million in 2016 related to our January 2017 settlement and license agreement with Forward Pharma A/S (Forward Pharma).

•	Pre-tax restructuring and other exit-related costs totaling $1.5 million, $12.0 million, $0.9 million, $103.6 million and $93.4 million in 2019, 2018, 2017, 2016 and 2015, respectively.

(4)	Income tax expense included the following activities:

•
Income tax expense in 2019 reflects a benefit of approximately $205.0 million related to an internal reorganization of certain intellectual property rights and the impact of the enactment of a new taxing regime in the country and certain cantons of Switzerland, which we refer to as Swiss Tax Reform, offset by a $68.9 million tax expense related to the divestiture of our subsidiary that owned our Hillerød, Denmark manufacturing operations. For additional information, please read Note 16, Income Taxes, to our consolidated financial statements included in this report.

•
Income tax expense in 2018 reflects a net increase to expense of approximately $125.0 million recognized upon finalization of our estimates related to the Transition Toll Tax, the remeasurement of our deferred tax assets and liabilities, the impact of electing to record deferred taxes on GILTI and other aspects of the 2017 Tax Act. For additional information, please read Note 16, Income Taxes, to our consolidated financial statements included in this report.

•
Income tax expense in 2017 includes a $1,173.6 million estimate pursuant to SEC Staff Accounting Bulletin No. 118. Our estimate included $989.6 million associated with the Transition Toll Tax and $184.0 million related to the impact of remeasuring our deferred tax balances to reflect the new federal statutory rate and other changes to U.S. tax law.

(5)	Net income (loss) attributable to noncontrolling interests, net of tax included the following activities:

•
Pre-tax charges of $50.0 million and $150.0 million for the years ended December 31, 2018 and 2017, respectively, for payments made under the terms of the Neurimmune Agreement in exchange for reductions in the previously negotiated royalty rates payable on products developed under the Neurimmune Agreement, including royalties payable on potential commercial sales of aducanumab.

•	A pre-tax charge of $60.0 million for the year ended December 31, 2015, for a milestone payment due to Neurimmune upon the enrollment of the first patient in a Phase 3 study of aducanumab.
For additional information on our collaboration arrangement with Neurimmune, please read Note 19, Investments in Variable Interest Entities, to our consolidated financial statements included in this report.

(6)
Total Biogen Inc. shareholders' equity reflects the repurchase of approximately 63.4 million shares of our common stock at a cost of approximately $17.6 billion between December 31, 2015 and December 31, 2019:

•
During 2019 we repurchased and retired approximately 14.7 million and 8.9 million shares of our common stock at a cost of approximately $3.7 billion and $2.1 billion under our March 2019 Share Repurchase Program and our 2018 Share Repurchase Program, respectively.

•
During 2018 we repurchased and retired approximately 4.3 million and 10.5 million shares of our common stock at a cost of approximately $1.4 billion and $3.0 billion under our 2018 Share Repurchase Program and a program authorized by our Board of Directors in July 2016 for the repurchase of up to $5.0 billion of our common stock (2016 Share Repurchase Program), respectively.

•	During 2017 we repurchased and retired approximately 3.7 million shares of our common stock at a cost of approximately $1.0 billion under our 2016 Share Repurchase Program.

•
During 2017 we repurchased approximately 1.2 million shares of our common stock at a cost of $365.4 million under a program authorized by our Board of Directors in February 2011 for the repurchase of up to 20.0 million shares of our common stock.

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

(7)	Notes payable, less current portion reflect:

•	Our 2017 repayment of our 6.875% Senior Notes that were issued in 2008 with an aggregate principal amount of $550.0 million; and

•	The issuance of our senior unsecured notes for an aggregate principal amount of $6.0 billion in September 2015.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our consolidated financial statements and the accompanying notes beginning on page F-1 of this report.
For our discussion of the year ended December 31, 2018, compared to the year ended December 31, 2017, please read Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations located in our 2018 Form 10-K.
Executive Summary
Introduction
Biogen is a global biopharmaceutical company focused on discovering, developing and delivering worldwide innovative therapies for people living with serious neurological and neurodegenerative diseases as well as related therapeutic adjacencies. Our core growth areas include MS and neuroimmunology; AD and dementia; neuromuscular disorders, including SMA and ALS; movement disorders, including Parkinson's disease; and ophthalmology. We are also focused on discovering, developing and delivering worldwide innovative therapies in our emerging growth areas of immunology; neurocognitive disorders; acute neurology; and pain. In addition, we commercialize biosimilars of advanced biologics. We support our drug discovery and development efforts through the commitment of significant resources to discovery, research and development programs and business development opportunities.
Our marketed products include TECFIDERA, AVONEX, PLEGRIDY, TYSABRI, VUMERITY and FAMPYRA for the treatment of MS; SPINRAZA for the treatment of SMA; and FUMADERM for the treatment of severe plaque psoriasis. We also have certain business and financial rights with respect to RITUXAN for the treatment of non-Hodgkin's lymphoma, CLL and other conditions; RITUXAN HYCELA for the treatment of non-Hodgkin's lymphoma and CLL; GAZYVA for the treatment of CLL and follicular lymphoma; OCREVUS for the treatment of PPMS and RMS; and other potential anti-CD20 therapies pursuant to our collaboration arrangements with Genentech. For additional information on our collaboration arrangements with Genentech, please read Note 18, Collaborative and Other Relationships, to our consolidated financial statements included in this report.
Our innovative drug development and commercialization activities are complemented by our biosimilar products that expand access to medicines and reduce the cost burden for healthcare systems. Through Samsung Bioepis, our joint venture with Samsung BioLogics Co., Ltd., we market and sell BENEPALI, an etanercept biosimilar referencing ENBREL, IMRALDI, an adalimumab biosimilar referencing HUMIRA, and FLIXABI, an infliximab biosimilar referencing REMICADE, in certain countries in Europe and have exclusive rights to commercialize these products in China. Additionally, we have exclusive rights to commercialize two potential ophthalmology biosimilar products, SB11 referencing LUCENTIS and SB15 referencing EYLEA, in major markets worldwide, including the U.S., Canada, Europe, Japan and Australia. For additional information on our collaboration arrangements with Samsung Bioepis, please read Note 18, Collaborative and Other Relationships, to our consolidated financial statements included in this report.
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
Our products continue to face increasing competitive pressures from the introduction of generic versions, prodrugs and biosimilars of existing products as well as products approved under abbreviated regulatory pathways. Such products are likely to be sold at substantially lower prices than branded products, which may significantly reduce both the price that we are able to charge for our products and the volume of products we sell. In addition, when a generic version of one of our products is commercialized, it may, in some cases, be automatically substituted for our product and reduce our revenues in a short period of time.
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

Brexit
In June 2016 the U.K. electorate voted in a referendum to voluntarily depart from the E.U., known as Brexit. In March 2017 the U.K. government formally notified the European Council of its intention to leave the E.U. and began to negotiate the terms of its withdrawal and outline the future relationship between the U.K. and the E.U. upon exit, which occurred on January 31, 2020. Following the U.K.’s departure, there is now a transition period during which existing arrangements will remain in place until the end of 2020, allowing detailed discussions on the future relationship between the U.K. and the E.U. to take place.
The potential impact on our results of operations and liquidity resulting from Brexit remains unclear. The actual effects of Brexit will depend upon many factors and significant uncertainty remains with respect to the future relationship between the U.K. and the E.U. The final outcome of the discussions during the transition period may impact certain of our research, commercial and general business operations in the U.K. and the E.U., including the approval and supply of our products.
Compliance with any resulting regulatory mandates may prove challenging and the macroeconomic impact on our sales and consolidated results of operations from these developments remains unknown. We do not, however, expect Brexit to have a material impact on our consolidated results of operations as approximately 3.5%, 3.3% and 3.2% of our total product revenues in 2019, 2018 and 2017, respectively, were derived from U.K. sales.
We have implemented measures to meet E.U. legal and regulatory requirements and to continue to modify our business operations to prepare for the finalization of the terms of the U.K.'s separation from the E.U. However, we cannot predict the direction Brexit-related developments will take nor the impact of those developments on our European operations and the economies of the markets where we operate. Therefore, we will continue to monitor for developments in this area and assess any potential impact on our business and results of operations.

Financial Highlights
Diluted earnings per share attributable to Biogen Inc. were $31.42 for 2019, representing an increase of 45.6% over $21.58 in the same period in 2018.
As described below under Results of Operations, our net income and diluted earnings per share attributable to Biogen Inc. for the year ended December 31, 2019, compared to the year ended December 31, 2018, reflects the following:

•	Total revenues were $14,377.9 million for 2019, representing an increase of 6.9% over $13,452.9 million in 2018.

•
Product revenues, net totaled $11,379.8 million for 2019, representing an increase of 4.5% over $10,886.8 million in 2018. This increase was primarily due to a 21.6% increase in revenues from SPINRAZA and a 35.4% increase in revenues from our biosimilar business. Product revenues, net, compared to the same period in 2018, further reflects the unfavorable impact of foreign currency exchange of $53.0 million.

•
Revenues from anti-CD20 therapeutic programs totaled $2,290.4 million for 2019, representing an increase of 15.7% over $1,980.2 million in 2018. This increase was primarily due to an increase in royalty revenues on sales of OCREVUS.

•
Other revenues totaled $707.7 million for 2019, representing an increase of 20.8% over $585.9 million in 2018. This increase was primarily due to higher revenues from our manufacturing and supply agreement with Bioverativ, partially offset by lower revenues from other contract manufacturing agreements.

•	Total cost and expenses totaled $7,335.3 million for 2019, representing a decrease of 3.0% from $7,564.3 million in 2018. This decrease was primarily due to:

◦	a 12.2% decrease in research and development expense, primarily due to the $482.6 million net charge recognized in 2018 upon the closing of the 2018 Ionis Agreement;

◦
a 34.4% decrease in amortization and impairment of acquired intangible assets, primarily due to the $366.1 million impairment charges recognized in 2018, which lowered amortization expense in subsequent periods, partially offset by the $215.9 million impairment charges recognized in 2019; and

◦
a net change in (gain) loss on fair value remeasurement of contingent consideration, primarily due to the gain recognized on the remeasurement of our continent consideration obligation related to the Phase 2b study of BG00011 for the potential treatment of IPF.

This decrease was partially offset by:

◦
a 12.7% increase in selling, general and administrative expenses, primarily due to increased commercial and medical investments as well as the timing of spend on selling, general and administrative expense; and

◦
a 7.7% increase in cost of sales, primarily due to our sales in 2019 to Bioverativ of hemophilia-related inventory on hand as of December 31, 2018, and an increase in sales of products within our biosimilar business.

•
Net income attributable to Biogen Inc. was favorably impacted by a decrease in our effective tax rate to 16.3% for the year ended December 31, 2019, from 24.2% for 2018, due in part to an internal reorganization of certain intellectual property rights, the impact of Swiss Tax Reform and the 2018 unfavorable impacts of U.S. Tax Reform.

As described below under Financial Condition, Liquidity and Capital Resources:

•	We generated $7,078.6 million of net cash flows from operations for 2019, which were primarily driven by earnings.

•	Cash, cash equivalents and marketable securities totaled approximately $5,884.0 million as of December 31, 2019.

•
We repurchased and retired approximately 23.6 million shares of our common stock at a cost of approximately $5.8 billion during 2019 under our March 2019 Share Repurchase Program and our 2018 Share Repurchase Program.

Acquisitions, Collaborative and Other Relationships
For additional information on our acquisitions, collaborative and other relationships discussed below, please read Note 2, Acquisitions, Note 3, Divestitures, Note 18, Collaborative and Other Relationships, and Note 19, Investments in Variable Interest Entities, to our consolidated financial statements included in this report.
Skyhawk Therapeutics, Inc.
In January 2019 we entered into a collaboration and research and development services agreement with Skyhawk pursuant to which the companies are leveraging Skyhawk's SkySTAR technology platform with the goal of discovering innovative small molecule treatments for patients with neurological diseases, including MS and SMA. In connection with this agreement, we made an upfront payment of $74.0 million to Skyhawk. We are responsible for the development and potential commercialization of any therapies resulting from this collaboration. In October 2019 we amended this agreement to add an additional discovery program. In connection with this amendment, we made a payment to Skyhawk of $15.0 million.
Acquisition of Nightstar Therapeutics plc
In June 2019 we completed our acquisition of all of the outstanding shares of NST, a clinical-stage gene therapy company focused on AAV treatments for inherited retinal disorders. As a result of this acquisition, we added two mid- to late-stage clinical assets, as well as preclinical programs, in ophthalmology. These assets include BIIB111, which is in Phase 3 development for the potential treatment of CHM, a rare, degenerative, X-linked inherited retinal disorder that leads to blindness and currently has no approved treatments, and BIIB112 (RPGR gene therapy), which is in Phase 2/3 development for the potential treatment of XLRP, which is a rare inherited retinal disease with no currently approved treatments.

Under the terms of the acquisition, we paid NST shareholders $25.50 in cash for each issued and outstanding NST share, which totaled $847.6 million.
Divestiture of Hillerød, Denmark Manufacturing Operations
In August 2019 we completed the sale of all of the outstanding shares of our subsidiary that owned our biologics manufacturing operations in Hillerød, Denmark to FUJIFILM. Upon the closing of this transaction, we received approximately $881.9 million in cash, which may be adjusted based on other contractual terms. In addition, we sold to FUJIFILM $41.8 million of raw materials that were remaining at the Hillerød facility on the closing date of this transaction.
Samsung Bioepis
In December 2019 we completed a transaction with Samsung Bioepis and secured the exclusive rights to commercialize two potential ophthalmology biosimilar products, SB11 referencing LUCENTIS and SB15 referencing EYLEA, in major markets worldwide, including the U.S., Canada, Europe, Japan and Australia. We also acquired an option to extend our existing commercial agreement with Samsung Bioepis for BENEPALI, IMRALDI and FLIXABI in Europe and obtained exclusive rights to commercialize these products in China. In connection with this transaction, we made an upfront payment of $100.0 million to Samsung Bioepis.
BIIB080 Option Exercise
In December 2019 we exercised our option with Ionis and obtained a worldwide, exclusive, royalty-bearing license to develop and commercialize BIIB080, an investigational treatment for AD.
Pfizer Inc.
In January 2020 we entered into an agreement to acquire PF-05251749, a novel CNS-penetrant small molecule inhibitor of CK1, for the potential treatment of patients with behavioral and neurological symptoms across various psychiatric and neurological diseases from Pfizer. In particular, we plan to develop the Phase 1 asset for the treatment of sundowning in AD and ISWRD in Parkinson’s disease. This transaction is subject to customary closing conditions, including the expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 in the U.S. We expect this transaction to close in the first quarter of 2020.

Other Key Developments
VUMERITY
In October 2019 the FDA approved VUMERITY for the treatment of RMS. Under the terms of the license and collaboration agreement with Alkermes, we made milestone payments totaling $155.0 million to Alkermes following the FDA's approval of VUMERITY. In November 2019 VUMERITY became available in the U.S.
Aducanumab
In October 2019 we and our collaboration partner Eisai announced that we plan to pursue regulatory approval for aducanumab in the U.S. and that the Phase 3 EMERGE study met its primary endpoint showing a significant reduction in clinical decline. We believe that results from a subset of patients in the Phase 3 ENGAGE study who received sufficient exposure to high dose aducanumab support findings from EMERGE. The decision to file is based on a new analysis, conducted in consultation with the FDA, of a larger dataset from the Phase 3 EMERGE and ENGAGE trials that were discontinued in March 2019 following a futility analysis.
For additional information on our plans to file for regulatory approval for aducanumab, please read the subsection entitled "Financial Condition, Liquidity and Capital Resources" included below.
Elenbecestat
In September 2019 we and our collaboration partner Eisai announced the decision to discontinue the global Phase 3 studies (MISSION AD1 and MISSION AD2) of the investigational oral BACE inhibitor elenbecestat in patients with early AD.
2019 Share Repurchase Programs
In March 2019 our Board of Directors authorized our March 2019 Share Repurchase Program, which is a program to repurchase up to $5.0 billion of our common stock. Our March 2019 Share Repurchase Program does not have an expiration date. All share repurchases under our March 2019 Share Repurchase Program will be retired.
In December 2019 our Board of Directors authorized our December 2019 Share Repurchase Program, which is a program to repurchase up to $5.0 billion of our common stock. Our December 2019 Share Repurchase Program does not have an expiration date. All share repurchases under our December 2019 Share Repurchase Program will be retired.
Results of Operations
Revenues
Revenues are summarized as follows:

	For the Years Ended December 31,			% Change
				2019 compared to 2018	2018 compared to 2017
(In millions, except percentages)	2019	2018	2017
Product revenues, net:
United States	$6,713.8	$6,800.5	$7,017.1	(1.3)%	(3.1)%
Rest of world	4,666.0	4,086.3	3,337.6	14.2%	22.4%
Total product revenues, net	11,379.8	10,886.8	10,354.7	4.5%	5.1%
Revenues from anti-CD20 therapeutic programs	2,290.4	1,980.2	1,559.2	15.7%	27.0%
Other revenues	707.7	585.9	360.0	20.8%	62.8%
Total revenues	$14,377.9	$13,452.9	$12,273.9	6.9%	9.6%

Product Revenues
Product revenues are summarized as follows:

	For the Years Ended December 31,			% Change
				2019 compared to 2018	2018 compared to 2017
(In millions, except percentages)	2019	2018	2017
Multiple Sclerosis (MS):
TECFIDERA	$4,432.7	$4,274.1	$4,214.0	3.7%	1.4%
Interferon*	2,101.8	2,363.0	2,645.8	(11.1)%	(10.7)%
TYSABRI	1,892.2	1,864.0	1,973.1	1.5%	(5.5)%
VUMERITY	5.5	—	—	**	**
FAMPYRA	97.1	92.7	91.6	4.7%	1.2%
ZINBRYTA	—	1.4	52.7	(100.0)%	(97.3)%
Subtotal: MS product revenues	8,529.3	8,595.2	8,977.2	(0.8)%	(4.3)%

Spinal Muscular Atrophy:
SPINRAZA	2,097.0	1,724.2	883.7	21.6%	95.1%

Biosimilars:
BENEPALI	486.2	485.2	370.8	0.2%	30.9%
IMRALDI	184.0	16.7	—	1,001.8%	**
FLIXABI	68.1	43.2	9.0	57.6%	380.0%
Subtotal: Biosimilar product revenues	738.3	545.1	379.8	35.4%	43.5%

Other:
FUMADERM	15.2	22.3	39.6	(31.8)%	(43.7)%

Hemophilia:
ELOCTATE	—	—	48.4	**	**
ALPROLIX	—	—	26.0	**	**
Subtotal: Hemophilia product revenues	—	—	74.4	**	**

Total product revenues, net	$11,379.8	$10,886.8	$10,354.7	4.5%	5.1%
* Interferon includes AVONEX and PLEGRIDY.
** Percentage not meaningful.

Multiple Sclerosis
TECFIDERA
For 2019 compared to 2018, the 1.6% increase in U.S. TECFIDERA revenues was primarily due to a slight net price increase, offset by a small decrease in unit sales volume.
For 2019 compared to 2018, the 10.3% increase in rest of world TECFIDERA revenues was primarily due to increases in unit sales volume of 14%, primarily related to our European and Japanese markets, and the favorable impact of foreign currency exchange of $16.5 million, partially offset by pricing reductions in certain European countries.
In February 2020 the U.S. Patent Trial and Appeal Board (PTAB) decided that our U.S. Patent No. 8,399,514 (the ‘514 Patent) is patentable. The ‘514 Patent covers treatment of MS with 480 mg of dimethyl fumarate per day as provided for in our TECFIDERA label. This decision may be appealed.
The ‘514 Patent has also been challenged pursuant to the Hatch-Waxman Act in the U.S. District Courts of Delaware (the Delaware action) and West Virginia (the West Virginia action). We are awaiting a decision in the Delaware action and the trial in the West Virginia action is ongoing. If we receive an adverse judgment in either U.S. District Court action, we will appeal but we may face generic competition while our appeal is pending.
We will face TECFIDERA generic competition if an adverse PTAB or U.S. District Court decision is reached on appeal. In addition, we have entered into settlement agreements with some of the defendants in the Delaware action and we now anticipate TECFIDERA generic competition before the ‘514 Patent expires in February 2028. Generic competition is expected to have an adverse impact on our TECFIDERA sales and our results of operations. For additional information, please read Note 20, Litigation, to our consolidated financial statements included in this report.
We anticipate an increase in TECFIDERA demand in rest of world in 2020, compared to 2019, notwithstanding the increasing competition from additional treatments for MS. We expect volume growth in our rest of world markets to offset volume declines in the U.S.
Interferon
AVONEX and PLEGRIDY
For 2019 compared to 2018, the 14.5% decrease in U.S. Interferon revenues was primarily due to a decrease in Interferon unit sales volumes of 13%, which was primarily attributable to patients transitioning to other MS therapies and a net price decrease.
For 2019 compared to 2018, the 2.8% decrease in rest of world Interferon revenues was primarily due to pricing reductions in certain European countries.
We expect that Interferon revenues will continue to decline in both the U.S. and rest of world markets in 2020, compared to 2019, as a result of increasing competition from our other MS products as well as other treatments for MS, including biosimilars, and pricing reductions in certain European markets.
AVONEX
For 2019, 2018 and 2017 U.S. AVONEX revenues totaled $1,202.1 million, $1,420.2 million and $1,593.6 million, respectively.

For 2019, 2018 and 2017 rest of world AVONEX revenues totaled $463.8 million, $495.3 million and $557.9 million, respectively.
PLEGRIDY
For 2019, 2018 and 2017 U.S. PLEGRIDY revenues totaled $224.5 million, $248.1 million and $295.5 million, respectively.
For 2019, 2018 and 2017 rest of world PLEGRIDY revenues totaled $211.4 million, $199.4 million and $198.8 million, respectively.
TYSABRI
For 2019 compared to 2018, the 1.6% increase in U.S. TYSABRI revenues was primarily due to price increases, partially offset by a decrease in unit sales volumes of 4%.
For 2019 compared to 2018, the 1.4% increase in rest of world TYSABRI revenues was primarily due to an increase in unit sales volumes of 3%.
We anticipate TYSABRI demand to be stable on a global basis in 2020, compared to 2019, with expected volume declines in the U.S. due to increasing competition from additional treatments for MS, including OCREVUS, offset by volume growth in our rest of world markets, net of price reductions in certain rest of world countries.

Spinal Muscular Atrophy
SPINRAZA
For 2019 compared to 2018, the 9.3% increase in U.S. SPINRAZA revenues was primarily due to increases in unit sales volume of 9%.
For 2019 compared to 2018, the 33.7% increase in rest of world SPINRAZA revenues was primarily due to an increase in unit sales volumes of 69%, partially offset by the unfavorable impact of foreign currency exchange of $43.5 million.
We expect that the rate at which SPINRAZA revenues will grow will moderate in 2020, compared to 2019, primarily due to a lower rate of new patient starts combined with the impact of loading dose dynamics as patients transition to dosing once every four months.
We face competition from a new gene therapy product that was approved in the U.S. in May 2019 for the treatment of SMA. Additionally, we are aware of other products in development that, if successfully developed and approved, may compete with SPINRAZA in the SMA market, including potential oral products. Future sales of SPINRAZA may be adversely affected by the commercialization of competing products.
For additional information on our collaboration arrangements with Ionis, please read Note 18, Collaborative and Other Relationships, to our consolidated financial statements included in this report.

Biosimilars
BENEPALI, IMRALDI and FLIXABI
For 2019 compared to 2018, the 35.4% increase in biosimilar revenues was primarily due to the launch of IMRALDI in the fourth quarter of 2018, partially offset by the unfavorable impact of foreign currency exchange of $27.8 million.
In 2020 we expect strong revenue growth for our biosimilars business, primarily driven by the continued launch of IMRALDI in Europe, partially offset by price reductions in certain European countries.
In December 2019 we completed a transaction with Samsung Bioepis and secured the exclusive rights to commercialize two potential ophthalmology biosimilars, SB11 referencing LUCENTIS and SB15 referencing EYLEA, in major markets worldwide, including the U.S., Canada, Europe, Japan and Australia. We also acquired an option to extend our existing commercial agreement with Samsung Bioepis for BENEPALI, IMRALDI and FLIXABI in Europe and obtained exclusive rights to commercialize these products in China.
For additional information on our collaboration arrangements with Samsung Bioepis, please read Note 18, Collaborative and Other Relationships, to our consolidated financial statements included in this report.

Revenues from Anti-CD20 Therapeutic Programs
Genentech Inc. (Roche Group)
Our share of RITUXAN, including RITUXAN HYCELA, and GAZYVA collaboration operating profits in the U.S. and other revenues from anti-CD20 therapeutic programs are summarized in the table below. For purposes of this discussion we refer to RITUXAN and RITUXAN HYCELA collectively as RITUXAN.
Biogen’s Share of Pre-tax Profits in the U.S. for RITUXAN and GAZYVA
The following table provides a summary of amounts comprising our share of pre-tax profits in the U.S. for RITUXAN and GAZYVA:

	For the Years Ended December 31,

(In millions)	2019	2018	2017
Product revenues, net	$4,747.4	$4,484.3	$4,206.9
Cost and expenses	622.7	669.6	755.2
Pre-tax profits in the U.S.	$4,124.7	$3,814.7	$3,451.7
Biogen's share of pre-tax profits	$1,542.4	$1,431.9	$1,316.4
Our share of RITUXAN annual pre-tax co-promotion profits in the U.S. in excess of $50.0 million decreased to 37.5% from 39% in the third quarter of 2017 as gross sales of GAZYVA in the U.S.

for the preceding 12-month period exceeded $150.0 million.
For 2019 compared to 2018, the increase in U.S. product revenues, net was primarily due to increased net sales of RITUXAN in the U.S. of 5.0%, which reflects an increase in unit sales volume of 3%, and selling price increases, partially offset by higher rates in discounts and allowances.
The increase in U.S. product revenues, net over 2018 also reflects an increase in GAZYVA unit sales volume of 21%.
For 2019 compared to 2018, the decrease in collaboration costs and expenses was primarily due to lower cost of sales and lower selling and marketing costs on RITUXAN and lower Branded Pharmaceutical Drug fee expenses for RITUXAN and GAZYVA.
We are aware of anti-CD20 molecules, including biosimilar products, in development that if successfully developed and approved, could compete with RITUXAN and GAZYVA in the oncology market. The introduction of a biosimilar product can result in a significant reduction in net sales for the relevant product, as other manufacturers typically offer their versions at lower prices. In November 2019 and January 2020 biosimilar products referencing RITUXAN were launched in the U.S. and this could adversely affect the pre-tax profits of our collaboration arrangements with Genentech, which could, in turn, adversely affect our co-promotion profits in the U.S. in future years.
Other Revenues from Anti-CD20 Therapeutic Programs
Other revenues from anti-CD20 therapeutic programs consist of royalty revenues on sales of OCREVUS and our share of pre-tax co-promotion profits from RITUXAN in Canada.

For 2019 compared to 2018, the increase in other revenues from anti-CD20 therapeutic programs was primarily due to the sales growth of OCREVUS. Royalty revenues recognized on sales of OCREVUS for the years ended December 31, 2019, 2018 and 2017, totaled $687.5 million, $478.3 million and $159.3 million, respectively.
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
For additional information on our relationship with Genentech, including information regarding the pre-tax profit-sharing formula and its impact on future revenues from anti-CD20 therapeutic programs, please read Note 18, Collaborative and Other Relationships, to our consolidated financial statements included in this report.
Other Revenues
Other revenues are summarized as follows:

	For The Years Ended December 31,			% Change
				2019 compared to 2018	2018 compared to 2017
(In millions, except percentages)	2019	2018	2017
Revenues from collaborative and other relationships	$106.2	$87.8	$36.5	21.0%	140.5%
Other royalty and corporate revenues	601.5	498.1	323.5	20.8%	54.0%
Total other revenues	$707.7	$585.9	$360.0	20.8%	62.8%

Revenues from Collaborative and Other Relationships
Revenues from collaborative and other relationships primarily include revenues from our technical development services and manufacturing agreements with Samsung Bioepis and royalty revenues on biosimilar products from Samsung Bioepis.
Following the divestiture of our Hillerød, Denmark manufacturing operations in August 2019, FUJIFILM assumed responsibility for the manufacture of clinical and commercial quantities of bulk drug substance of biosimilar products for Samsung Bioepis. We no longer recognize revenues for the manufacturing completed after the divestiture date under our technical development services and manufacturing agreements with Samsung Bioepis.
For the years ended December 31, 2019 and 2018, we recognized $106.2 million and $96.4 million, respectively, related to the services described above provided to Samsung Bioepis.
For additional information on our collaborative and other relationships, including revenues recognized under our technical development services and manufacturing agreements with Samsung Bioepis, please read Note 18, Collaborative and Other Relationships, to our consolidated financial statements included in this report.
Other Royalty and Corporate Revenues
We receive royalties from net sales on products related to patents that we have out-licensed and we record other corporate revenues primarily from amounts earned under contract manufacturing agreements.

For 2019 compared to 2018, the increase in other royalty and corporate revenues was primarily due to $383.2 million in revenues recognized in 2019 under the manufacturing and supply agreement with Bioverativ entered into in connection with the spin-off of our hemophilia business, compared to $206.7 million recognized in 2018. The increase in Bioverativ revenues in 2019 over the prior year period was due to our sales in 2019 of hemophilia-related inventory on hand as of December 31, 2018. The increase in corporate revenues was partially offset by the reduction in royalty revenues due to the expiration of certain of our patents and a reduction in revenues from contract manufacturing agreements, other than Bioverativ, as discussed above.
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

Reserves for discounts, contractual adjustments and returns that reduced gross product revenues are summarized as follows:
For the years ended December 31, 2019, 2018 and 2017, reserves for discounts and allowances as a percentage of gross product revenues were 24.3%, 23.7% and 22.0%, respectively.
Discounts
Discounts include trade term discounts and wholesaler incentives.
For 2019 compared to 2018, discounts were relatively consistent.

Contractual Adjustments
Contractual adjustments primarily relate to Medicaid and managed care rebates, co-payment assistance (copay), VA and PHS discounts, specialty pharmacy program fees and other government rebates or applicable allowances.
For 2019 compared to 2018, the increase in contractual adjustments was primarily due to higher managed care rebates and governmental rebates in the U.S. as well as higher governmental rebates and allowances in the rest of world, due in part to an increase in SPINRAZA sales volumes worldwide.
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
For 2019 compared to 2018, return reserves were relatively consistent.
For additional information on our revenue reserves, please read Note 4, Revenues, to our consolidated financial statements included in this report.

Cost and Expenses
A summary of total cost and expenses is as follows:

	For the Years Ended December 31,			% Change
				2019 compared to 2018	2018 compared to 2017
(In millions, except percentages)	2019	2018	2017
Cost of sales, excluding amortization and impairment of acquired intangible assets	$1,955.4	$1,816.3	$1,630.0	7.7%	11.4%
Research and development	2,280.6	2,597.2	2,253.6	(12.2)%	15.2%
Selling, general and administrative	2,374.7	2,106.3	1,933.9	12.7%	8.9%
Amortization and impairment of acquired intangible assets	489.9	747.3	814.7	(34.4)%	(8.3)%
Collaboration profit (loss) sharing	241.6	185.0	112.3	30.6%	64.7%
Loss on divestiture of Hillerød, Denmark manufacturing operations	55.3	—	—	**	**
(Gain) loss on fair value remeasurement of contingent consideration	(63.7)	(12.3)	62.7	417.9%	(119.6)%
Acquired in-process research and development	—	112.5	120.0	(100.0)%	(6.3)%
Restructuring charges	1.5	12.0	0.9	(87.5)%	**
Total cost and expenses	$7,335.3	$7,564.3	$6,928.1	(3.0)%	9.2%
** Percentage not meaningful.
Cost of Sales, Excluding Amortization and Impairment of Acquired Intangible Assets (Cost of Sales)
Cost of sales, as a percentage of total revenues, were 13.6%, 13.5% and 13.3% for the years ended December 31, 2019, 2018 and 2017, respectively.

Product Cost of Sales
For 2019 compared to 2018, the increase in product cost of sales was primarily due to our sale in 2019 to Bioverativ of hemophilia-related inventory on hand as of December 31, 2018, with a cost basis totaling $184.5 million pursuant to the terms of the manufacturing and supply agreement with Bioverativ entered into in connection with the spin-off of our hemophilia business.
Additionally, the increase in product cost of sales was attributable to an increase in sales of products within our biosimilar business and an increase in inventory amounts written down as a result of excess, obsolescence, unmarketability or other reasons, partially offset by lower cost of sales from our contract manufacturing agreements, except Bioverativ, as discussed above.
Inventory amounts written down as a result of excess, obsolescence, unmarketability or other reasons totaled $52.2 million, $41.9 million and $76.9 million for the years ended December 31, 2019, 2018 and 2017, respectively.
Royalty Cost of Sales
For 2019 compared to 2018, the decrease in royalty cost of sales was primarily due to a decrease in royalties payable on sales of TYSABRI resulting from the expiration of certain third party royalties, partially offset by increased royalties payable on higher sales of SPINRAZA and IMRALDI.

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

For 2019 compared to 2018, the decrease in research and development expense was primarily due to a decrease in milestone and upfront expenses and a decrease in other research and development costs. These decreases were partially offset by increases in costs incurred in connection with our early stage programs and marketed products.
We intend to continue committing significant resources to targeted research and development opportunities where there is a significant unmet need and where a drug candidate has the potential to be highly differentiated.
Milestone and Upfront Expenses
Research and development expense for 2019 includes:

•
$63.0 million charge to research and development expense upon the completion of a transaction with Samsung Bioepis to secure the exclusive rights to commercialize two potential ophthalmology biosimilar products;

•	$45.0 million charge to research and development expense upon the exercise of our option to obtain a worldwide, exclusive, royalty-bearing license from Ionis to develop and commercialize BIIB080; and

•
$46.5 million charge to research and development expense consisting of a $38.5 million charge upon the entering into a collaboration and research and development services agreement with Skyhawk and an approximately $8.0 million charge upon entering into an amendment to this agreement to add an additional discovery program.

Research and development expense for 2018 includes:

•	$486.2 million net charge to research and development expense upon the closing of the 2018 Ionis Agreement; and

•
$35.0 million charge to research and development expense upon the exercise of our option to obtain a worldwide, exclusive, royalty-bearing license from Ionis to develop and commercialize tofersen in ALS.

These payments are classified as research and development expense as the programs they relate to had not achieved regulatory approval as of the payment date.
For additional information about these collaboration arrangements, please read Note 18, Collaborative and Other Relationships, to our consolidated financial statements included in this report.

Early Stage Programs
For 2019 compared to 2018, the increase in spending related to our early stage programs was primarily due to an increase in costs associated with:

•	gosuranemab in PSP and AD pursuant to our license agreement with BMS;

•	cinpanemab in Parkinson's disease;

•	BIIB112 in XLRP;

•	BIIB104 in CIAS;

•	BIIB078 (IONIS-C9Rx) in ALS;

•	BIIB091 in MS;

•	BIIB110 (ActRIIA/B ligand trap) in SMA; and

•	our decision in September 2019 to discontinue the Phase 2b study of BG00011 for the potential treatment of IPF, for which we incurred a one-time close out charge of approximately $10.0 million.
These increases were partially offset by a decrease in costs associated with:

•	the development of vixotrigine (BIIB074) in trigeminal neuralgia (TGN);

•	tofersen in ALS, which was advanced to a late stage program in the first quarter of 2019;

•
our decision in December 2018 to discontinue development of BIIB087, an investigational AAV-based gene therapy for the potential treatment of X-linked retinoschisis, and BIIB088, an investigational AAV-based gene therapy for the potential treatment of XLRP, upon the termination of our collaboration agreement with Applied Genetic Technologies Corporation; and

•	BIIB093 in LHI, which was advanced to a late stage program in the third quarter of 2018.
Late Stage Programs
For 2019 compared to 2018, the decrease in spending associated with our late stage programs was primarily due to a decrease in spending related to the discontinuation of the global Phase 3 trials, ENGAGE and EMERGE, of aducanumab, net of Eisai reimbursement. This decrease was partially offset by increases in spending related to:

•	our share of the termination costs of approximately $48.0 million resulting from the decision to discontinue the global Phase 3 studies of elenbecestat in AD;

•	BAN2401 in early AD pursuant to our collaboration arrangement with Eisai, which was advanced to a late stage program in the first quarter of 2019;

•	tofersen in ALS, which was advanced to a late stage program in the first quarter of 2019;

•	BIIB093 in LHI, which was advanced to a late stage program in the third quarter of 2018; and

•	BIIB111 in CHM.
Selling, General and Administrative
For 2019 compared to 2018, the increase in selling, general and administrative expenses was primarily due to increased commercial and medical investments as well as the timing of spend on selling, general and administrative expense.
In 2020 we expect selling, general and administrative costs, including increases in headcount and other commercial infrastructure, to significantly increase as we support pre-launch activities associated with the potential regulatory approval of aducanumab.
Amortization and Impairment of Acquired Intangible Assets
Our amortization expense is based on the economic consumption and impairment of intangible assets. Our most significant intangible assets are related to our TYSABRI, AVONEX, SPINRAZA, VUMERITY and TECFIDERA (rest of world) products and other programs acquired through business combinations.
Amortization and impairment of acquired intangible assets for the year ended December 31, 2019, was impacted by the 2019 impairment charges of $215.9 million related to certain IPR&D assets associated with the Phase 2b study of BG00011 for the potential treatment of IPF, which was discontinued in the third quarter of 2019.
Amortization and impairment of acquired intangible assets for the year ended December 31, 2018, was impacted by the 2018 impairment charges of $189.3 million related to certain IPR&D assets associated with our vixotrigine program and $176.8 million related to our intangible assets associated with our U.S. license to Forward Pharma's intellectual property, including Forward Pharma's intellectual property related to TECFIDERA.
Amortization of acquired intangible assets, excluding impairment charges, totaled $274.0 million, $381.2 million and $455.3 million for the years ended December 31, 2019, 2018 and 2017, respectively.
For 2019 compared to 2018, the decrease in amortization of acquired intangible assets, excluding impairment charges, was primarily due to a lower rate of amortization for acquired intangible assets, primarily due to prior year impairments.
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
Vixotrigine
During the third quarter of 2018 we completed a Phase 2b study of vixotrigine for the potential treatment of painful lumbosacral radiculopathy (PLSR). The study did not meet its primary or secondary efficacy endpoints and we discontinued development of vixotrigine for the potential treatment of PLSR. As a result, we recognized an impairment charge of approximately $60.0 million during the third quarter of 2018 to reduce the fair value of the related IPR&D intangible asset to zero.
In addition, we delayed the initiation of the Phase 3 studies of vixotrigine for the potential treatment of TGN as we awaited the outcome of ongoing interactions with the FDA regarding the design of the Phase 3 studies, a more detailed review of the data from the Phase 2b study of vixotrigine for the potential treatment of PLSR and insights from the Phase 2 study of vixotrigine for the potential treatment of small fiber neuropathy. We reassessed the fair value of the TGN program using reduced expected lifetime revenues, higher expected clinical development costs and lower cumulative probability of success. As a result of that reassessment, we recognized an impairment charge of $129.3 million during the third quarter of 2018 to reduce the fair value of the TGN IPR&D intangible asset to $41.8 million.
The TGN program has experienced numerous delays in development in the periods since we acquired the program and the fair value of this asset is not significantly in excess of carrying value. In addition, we are currently testing vixotrigine in another mid-stage clinical trial, in a different neuropathic pain indication, for which we also have an IPR&D asset. Data from that trial is expected in the first half of 2020. This data may affect the economic value of vixotrigine and the IPR&D assets for one or both programs could be impaired if assumptions used in determining their fair value change.
Overall, the value of our acquired IPR&D assets is dependent upon several variables, including estimates of future revenues and the effects of competition, our ability to secure sufficient pricing in a competitive market, our ability to confirm safety and efficacy based on data from clinical trials and regulatory feedback, the level of anticipated development costs and the probability and timing of successfully advancing a particular research program from one clinical trial phase to the next. We are continually reevaluating our estimates concerning these and other variables, including our life cycle management strategies, research and development priorities and development risk, changes in program and portfolio economics and related impact of foreign currency exchange rates and economic trends and evaluating industry and company data regarding the productivity of clinical research and the development process. Changes in our estimates and prioritization of these programs may result in a significant change to our valuation of our IPR&D assets.
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
We had an intellectual property dispute with Forward Pharma in the U.S. concerning intellectual property related to TECFIDERA.
In March 2017 the U.S. intellectual property dispute was decided in our favor. Forward Pharma appealed to the U.S. Court of Appeals for the Federal Circuit. We evaluated the recoverability of the U.S. asset acquired from Forward Pharma and recorded a $328.2 million impairment charge in the first quarter of 2017 to adjust the carrying value of the acquired U.S. asset to fair value reflecting the impact of the developments in the U.S. legal dispute and continued to amortize the remaining net book value of the U.S. intangible asset in our consolidated statements of income utilizing an economic consumption model. The U.S. Court of Appeals for the Federal Circuit upheld the USPTO's March 2017 ruling and in January 2019 denied Forward Pharma’s petition for rehearing. We evaluated the recoverability of the U.S. asset based upon these most recent developments and recorded a $176.8 million impairment charge in the fourth quarter of 2018 to reduce the remaining net book value of the U.S. asset to zero.
We have an intellectual property dispute with Forward Pharma in the E.U. concerning intellectual property related to TECFIDERA.

In March 2018 the European Patent Office (EPO) revoked Forward Pharma’s European Patent No. 2 801 355. Forward Pharma has filed an appeal to the Technical Boards of Appeal of the EPO and a hearing has been set for June 2020. Based upon our assessment of this ruling, we continue to amortize the remaining net book value of the rest of world intangible asset in our consolidated statements of income utilizing an economic consumption model. The remaining net book value of the TECFIDERA rest of world intangible asset as of December 31, 2019, was $36.1 million.
For additional information on the dispute with Forward Pharma in the E.U., please read Note 20, Litigation, to our consolidated financial statements included in this report.
For additional information on the amortization and impairment of acquired intangible assets, please read Note 6, Intangible Assets and Goodwill, to our consolidated financial statements included in this report.
Collaboration Profit (Loss) Sharing
Collaboration profit (loss) sharing primarily includes Samsung Bioepis' 50% share of the profit or loss related to our biosimilars commercial agreement with Samsung Bioepis.
For 2019, 2018 and 2017 we recognized a net profit-sharing expense of $241.6 million, $187.4 million and $111.0 million, respectively, to reflect Samsung Bioepis’ 50% sharing of the net collaboration profits. The increases in profit-sharing expense for the comparative periods were primarily due to increased collaboration profits resulting from increased biosimilar sales.
For additional information on our collaboration arrangements with Samsung Bioepis, please read Note 18, Collaborative and Other Relationships, to our consolidated financial statements included in this report.

Loss on Divestiture of Hillerød, Denmark Manufacturing Operations
Divestiture of Hillerød, Denmark Manufacturing Operations
In August 2019 we completed the sale of all of the outstanding shares of our subsidiary that owned our biologics manufacturing operations in Hillerød, Denmark to FUJIFILM. Upon the closing of this transaction, we received approximately $881.9 million in cash, which may be adjusted based on other contractual terms, which are discussed below. We determined that the operations disposed of in this transaction did not meet the criteria to be classified as discontinued operations under the applicable guidance.
As part of this transaction, we have provided FUJIFILM with certain minimum batch production commitment guarantees. There is a risk that the minimum contractual batch production commitments will not be met. Based upon current estimates we expect to incur an adverse commitment obligation of approximately $74.0 million associated with such guarantees and have accrued for this obligation. We may adjust this estimate based upon changes in business conditions, which may result in the increase or reduction of this adverse commitment obligation in subsequent periods. We also may be obligated to indemnify FUJIFILM for liabilities that existed relating to certain business activities incurred prior to the closing of this transaction.
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
In connection with this transaction, we recognized a total net loss of approximately $164.4 million in our consolidated statements of income. This loss included a pre-tax loss of $95.5 million, which was recorded in loss on divestiture of Hillerød, Denmark manufacturing operations. The loss recognized was based on exchange rates and business conditions on the closing date of this transaction, and included costs to sell our Hillerød, Denmark manufacturing operations of approximately $11.2 million and our estimate of the fair value of an adverse commitment of approximately $114.0 million associated with the guarantee of future minimum batch production at the Hillerød facility. The value of this adverse commitment was determined using a probability-weighted estimate of future manufacturing activity. We also recorded a tax expense of $68.9 million related to this transaction. During the fourth quarter of 2019 we recorded a $40.2 million reduction in our estimate of the future minimum batch commitment utilizing our current manufacturing forecast, which reflects the impact of forecasted aducanumab batches, resulting in a reduction in the pre-tax loss on divestiture from $95.5 million to $55.3 million.
Our estimate of the fair value of the adverse commitment is a Level 3 measurement and is based on forecasted batch production at the Hillerød facility.
For additional information on the divestiture of our Hillerød, Denmark manufacturing operations, please read Note 3, Divestitures, to our consolidated financial statements included in this report.
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
The gain on fair value remeasurement of contingent consideration for 2019 was primarily due to the discontinuation of the Phase 2b study of BG00011 for the potential treatment of IPF, partially offset by changes in the probability and expected timing of achievement of certain developmental milestones, a decrease in interest rates used to revalue our contingent consideration liabilities and the passage of time.
The gain on fair value remeasurement of contingent consideration for 2018 was primarily due to delays in the expected timing of achievement of milestones related to our vixotrigine program for the potential treatment of TGN and an increase in discount rates used to revalue our contingent consideration liabilities, partially offset by the passage of time.
The loss on fair value remeasurement of contingent consideration for 2017 was primarily due to the increase in the probability of achieving certain developmental milestones based upon the progression of the underlying clinical programs.
For additional information on our IPR&D intangible assets related to our discontinued BG00011 program for the potential treatment of IPF and our vixotrigine program for the potential treatment of TGN, please read Note 6, Intangible Assets and Goodwill, to our consolidated financial statements included in this report.

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
BIIB100 Acquisition
In January 2018 we acquired BIIB100 from Kayropharm Therapeutics Inc. (Karyopharm). BIIB100 is a Phase 1 investigational oral compound for the treatment of certain neurological and neurodegenerative diseases, primarily in ALS. In connection with the closing of this transaction, we made an upfront payment of $10.0 million to Karyopharm, which was recorded as acquired IPR&D in our consolidated statements of income as BIIB100 has not yet reached technological feasibility.
BIIB093 Acquisition
In May 2017 we acquired BIIB093 from Remedy Pharmaceuticals Inc. (Remedy). In connection with the closing of this transaction, we made an upfront payment of $120.0 million to Remedy, which was recorded as acquired IPR&D in our consolidated statements of income as BIIB093 had not yet reached technological feasibility.
For additional information on our acquisitions of BIIB110, BIIB104, BIIB100 and BIIB093, please read Note 2, Acquisitions, to our consolidated financial statements included in this report.
Other Income (Expense), Net
Effective January 1, 2018, other income (expense) reflects the recognition of net gains (losses) recorded in relation to changes in the fair value of our strategic investments following our adoption of Accounting Standards Update (ASU) No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. Prior to the adoption of this standard, we recognized changes in fair value of our strategic investment in accumulated other comprehensive income (loss), net. Changes in the fair value of our strategic investments could have a significant impact on our results of operations in any given period.
For 2019 compared to 2018, the change in other income (expense), net primarily reflects net gains totaling $204.7 million recognized on our investments related to our holdings in equity and debt securities, compared to net gains totaling $119.5 million in 2018. The net gains recognized during the year ended December 31, 2019, primarily reflect an increase in the fair value in our investment in Ionis common stock from December 31, 2018, partially offset by the net loss recognized on our sale of a portion of our investment in Ionis common stock during the second and third quarters of 2019 reflecting the decrease in the fair value of the shares sold from March 31, 2019.
Proceeds from our sale of a portion of our investment in Ionis common stock during the year ended December 31, 2019, totaled approximately

$382.0 million. The original cost basis upon acquisition in June 2018 for the shares sold during the year ended December 31, 2019, totaled approximately $312.5 million.
Net gains recognized on our investments related to our holdings in equity and debt securities for the year ended December 31, 2019, also reflects an increase in the fair value of an investment in a non-marketable equity security from December 31, 2018, that was realized for a net gain of approximately $87.7 million upon sale in the second quarter of 2019.
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
For the year ended December 31, 2019, as compared to 2018, the decrease in our effective tax rate was primarily due to the combination of the internal reorganization of certain intellectual property rights and the impact of Swiss Tax Reform. This decrease was partially offset by a $68.9 million tax expense related to the divestiture of our subsidiary that owned our Hillerød, Denmark manufacturing operations. We also had a higher effective tax rate in 2018 resulting from the unfavorable effects of the 2017 Tax Act and our sale of inventory, the tax effect of which had been included within prepaid taxes at

January 1, 2018, at a higher effective tax rate than the 2018 statutory tax rate.
For additional information on the divestiture of our Hillerød, Denmark manufacturing operations, please read Note 3, Divestitures, to our consolidated financial statements included in this report.
Accounting for Uncertainty in Income Taxes
For additional information on our uncertain tax positions and income tax rate reconciliation for 2019, 2018 and 2017, please read Note 16, Income Taxes, to our consolidated financial statements included in this report.
Equity in Loss of Investee, Net of Tax
In February 2012 we entered into a joint venture agreement with Samsung BioLogics, establishing an entity, Samsung Bioepis, to develop, manufacture and market biosimilar products.
In June 2018 we exercised our option under our joint venture agreement to increase our ownership percentage in Samsung Bioepis from approximately 5% to approximately 49.9%. The share purchase transaction was completed in November 2018 and, upon closing, we paid 759.5 billion South Korean won ($676.6 million) to Samsung BioLogics. As of December 31, 2019, our ownership percentage remained at approximately 49.9%

We recognize our share of the results of operations related to our investment in Samsung Bioepis under the equity method of accounting one quarter in arrears when the results of the entity become available, which is reflected as equity in income (loss) of investee, net of tax in our consolidated statements of income. During 2015, as our share of losses exceeded the carrying value of our investment, we suspended recognizing additional losses. In the first quarter of 2019 we restarted recognizing our share of Samsung Bioepis' income (losses), and we began recognizing amortization on certain basis differences resulting from our November 2018 investment.
Our joint venture partner, Samsung BioLogics, is currently subject to an ongoing criminal investigation that we continue to monitor. While this investigation could impact the operations of Samsung Bioepis and its business, we have assessed the value of our investment in Samsung Bioepis and continue to believe that the fair value of the investment is in excess of its net book value.
For the year ended December 31, 2019, equity in loss of investee, net of tax reflects our share of losses totaling $1.2 million and amortization of basis differences totaling $78.2 million.
For additional information on our collaboration arrangements with Samsung Bioepis, please read Note 18, Collaborative and Other Relationships, to our consolidated financial statements included in this report.

Noncontrolling Interests, Net of Tax
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

Financial Condition, Liquidity and Capital Resources
Our financial condition is summarized as follows:

	As of December 31,		% Change
(In millions, except percentages)	2019	2018	2019 compared to 2018
Financial assets:
Cash and cash equivalents	$2,913.7	$1,224.6	137.9%
Marketable securities — current	1,562.2	2,313.4	(32.5)%
Marketable securities — non-current	1,408.1	1,375.9	2.3%
Total cash, cash equivalents and marketable securities	$5,884.0	$4,913.9	19.7%
Borrowings:
Current portion of notes payable	$1,495.8	$—	**
Notes payable	4,459.0	5,936.5	(24.9)%
Total borrowings	$5,954.8	$5,936.5	0.3%
Working Capital:
Current assets	$8,381.8	$7,640.9	9.7%
Current liabilities	(4,863.8)	(3,295.2)	47.6%
Total working capital	$3,518.0	$4,345.7	(19.0)%
** Percentage not meaningful.
For the year ended December 31, 2019, certain significant cash flows were as follows:

•	$7.1 billion in net cash flows provided by operating activities, net of:

◦	$1.1 billion in total net payments for income taxes; and

◦	$74.0 million upfront payment made to Skyhawk upon entering into a collaboration and research and development services agreement;

•	$5.9 billion used for share repurchases;

•
$923.7 million in proceeds received on the divestiture of our Hillerød, Denmark manufacturing operations, including the sale of raw materials that were remaining at the Hillerød facility on the closing date of this transaction;

•	$744.4 million payment made for our acquisition of NST, net of cash acquired;

•	$479.3 million in proceeds received on sales of strategic investments;

•	$514.5 million used for purchases of property, plant and equipment;

•	$300.0 million for the final contingent payment made to former shareholders of Fumapharm AG and holders of their rights; and

•	$155.0 million in payments made to Alkermes following the FDA's approval of VUMERITY.

For the year ended December 31, 2018, certain significant cash flows were as follows:

•	$6.2 billion in net cash flows provided by operating activities, net of:

◦	$1.0 billion in total net payments for income taxes; and

◦	$375.0 million in an upfront payment made to Ionis upon the closing of the 2018 Ionis Agreement and a $162.1 million expense reflecting the premium paid for the purchase of Ionis common stock;

•	$4.4 billion used for share repurchases;

•	$1.5 billion in contingent payments made to former shareholders of Fumapharm AG and holders of their rights;

•	$770.6 million used for purchases of property, plant and equipment;

•	$676.6 million payment made to Samsung BioLogics upon the closing of the share purchase transaction increasing our ownership percentage in Samsung Bioepis to approximately 49.9%;

•	$462.9 million payment made to Ionis reflecting the fair value of the Ionis common stock purchased upon the closing the 2018 Ionis Agreement; and

•	$112.5 million in payments made for the acquisitions of BIIB100, BIIB104 and BIIB110.

Overview
We have historically financed our operating and capital expenditures primarily through cash flows earned through our operations. We expect our operating expenditures, particularly those related to research and development, clinical trials, commercialization of new products and international expansion to continue to grow. However, we expect to continue funding our current and planned operating requirements principally through our cash flows from operations, as well as our existing cash resources. We believe that our existing funds, when combined with cash generated from operations and our access to additional financing resources, if needed, are sufficient to satisfy our operating, working capital, strategic alliance, milestone payment, capital expenditure and debt service requirements for the foreseeable future. In addition, we may choose to opportunistically return cash to shareholders and pursue other business initiatives, including acquisition and licensing activities. We may, from time to time, also seek additional funding through a combination of new collaborative agreements, strategic alliances and additional equity and debt financings or from other sources should we identify a significant new opportunity.
Aducanumab
In October 2019 we and our collaboration partner Eisai announced that we plan to pursue regulatory approval for aducanumab in the U.S. We plan to actively commit funds to developing our commercialization program for aducanumab so that we would be in a position to launch aducanumab if we receive regulatory approval. If we do not receive regulatory approval or are unable to successfully commercialize aducanumab, our financial condition, business and operations may be adversely affected.
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

As of December 31, 2019, we had cash, cash equivalents and marketable securities totaling approximately $5.9 billion compared to approximately $4.9 billion as of December 31, 2018. The net increase in cash, cash equivalents and marketable securities at December 31, 2019, from December 31, 2018, was primarily due to cash flows from operations, cash received upon the divestiture of our Hillerød, Denmark manufacturing operations, net proceeds from marketable securities and proceeds from sales of strategic investments, partially offset by cash used for share repurchases, cash used for our acquisition of NST, net purchases of property, plant and equipment, contingent payments made to former shareholders of Fumapharm AG and holders of their rights and upfront and milestone payments made to Alkermes and Skyhawk.
Investments and other assets in our consolidated balance sheet as of December 31, 2019 and 2018, includes the carrying value of our investment in Samsung Bioepis of $580.2 million and $680.6 million, respectively. As Samsung Bioepis is a privately-held entity, our ability to liquidate our investment in Samsung Bioepis may be limited and we may realize significantly less than the value of such investment. Investments in other assets, as of December 31, 2019 and 2018, also includes the fair value of our investment in Ionis common stock of $329.6 million and $563.8 million, respectively, which is subject to certain holding period restrictions.
For additional information on our acquisition of NST, please read Note 2, Acquisitions, to our consolidated financial statements included in this report. For additional information on the divestiture of our Hillerød, Denmark manufacturing operations, please read Note 3, Divestitures, to our consolidated financial statements included in this report. For additional information on our collaboration arrangements with Ionis, Samsung Bioepis, Alkermes and Skyhawk, please read Note 18, Collaborative and Other Relationships, to our consolidated financial statements included in this report.
Borrowings
The following is a summary of our principal indebtedness as of December 31, 2019:

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
For a summary of the fair values of our outstanding borrowings as of December 31, 2019 and 2018, please read Note 7, Fair Value Measurements, to our consolidated financial statements included in this report.
2015 Credit Facility
In August 2015 we entered into a $1.0 billion, five-year senior unsecured revolving credit facility under which we were permitted to draw funds for working capital and general corporate purposes. The terms of the revolving credit facility included a financial covenant that required us not to exceed a maximum consolidated leverage ratio. As of December 31, 2019, we had no outstanding borrowings and were in compliance with all covenants under this facility. This credit facility was replaced with the new revolving credit facility entered into in January 2020, as discussed below.
2020 Credit Facility
In January 2020 we entered into a $1.0 billion, five-year senior unsecured revolving credit facility under which we are permitted to draw funds for working capital and general corporate purposes. The terms of the revolving credit facility include a financial covenant that requires us not to exceed a maximum consolidated leverage ratio. This revolving credit facility replaced the revolving credit facility entered into in August 2015.
Working Capital
Working capital is defined as current assets less current liabilities. The change in working capital at December 31, 2019, from December 31, 2018, reflects an increase in total current assets of $740.9 million and an increase in total current liabilities of $1,568.6 million.
The net increase in total current assets was primarily driven by an increase in net cash, cash equivalents and marketable securities, as described above, offset by a decrease in inventory resulting from our sale of hemophilia-related inventory to Bioverativ.
The net increase in total current liabilities was primarily due to the reclassification of $1.5 billion of our Senior Notes to current liabilities from notes payable, as these Senior Notes are due within one year. This increase was partially offset by a reduction in accrued expenses and other.

The net decrease in accrued expenses and other was primarily related to a decrease in the accrual of contingent payments related to FUMADERM and TECFIDERA and a decrease in the accrual for construction in progress, partially offset by the accrual of the $100.0 million upfront payment to Samsung Bioepis, which was paid in January 2020.
Share Repurchase Programs
In December 2019 our Board of Directors authorized our December 2019 Share Repurchase Program, which is a program to repurchase up to $5.0 billion of our common stock. Our December 2019 Share Repurchase Program does not have an expiration date. All share repurchases under our December 2019 Share Repurchase Program will be retired. We did not repurchase shares of our common stock under our December 2019 Share Repurchase Program during the year ended December 31, 2019.
In March 2019 our Board of Directors authorized our March 2019 Share Repurchase Program, which is a program to repurchase up to $5.0 billion of our common stock. Our March 2019 Share Repurchase Program does not have an expiration date. All share repurchases under our March 2019 Share Repurchase Program will be retired. Under our March 2019 Share Repurchase Program, we repurchased and retired approximately 14.7 million shares of our common stock at a cost of approximately $3.7 billion during the year ended December 31, 2019.
In August 2018 our Board of Directors authorized our 2018 Share Repurchase Program, which was a program to repurchase up to $3.5 billion of our common stock. Our 2018 Share Repurchase Program was completed as of June 30, 2019. All share repurchases under our 2018 Share Repurchase Program were retired. Under our 2018 Share Repurchase Program, we repurchased and retired approximately 8.9 million and 4.3 million shares of our common stock at a cost of approximately $2.1 billion and $1.4 billion during the years ended December 31, 2019 and 2018, respectively.
In July 2016 our Board of Directors authorized our 2016 Share Repurchase Program, which was a program to repurchase up to $5.0 billion of our common stock. Our 2016 Share Repurchase Program was completed as of June 30, 2018. All share repurchases under our 2016 Share Repurchase Program were retired. Under our 2016 Share Repurchase Program, we repurchased and retired approximately 10.5 million and 3.7 million shares of our common stock at a cost of approximately $3.0 billion and $1.0 billion during the years ended December 31, 2018 and 2017, respectively.

Cash Flows
The following table summarizes our cash flow activity:

	For the Years Ended December 31,			% Change
				2019 compared to 2018	2018 compared to 2017
(In millions, except percentages)	2019	2018	2017
Net cash flows provided by operating activities	$7,078.6	$6,187.7	$4,551.0	14.4%	36.0%
Net cash flows provided by (used in) investing activities	$470.5	$(2,046.3)	$(2,963.1)	(123.0)%	(30.9)%
Net cash flows used in financing activities	$(5,860.4)	$(4,472.0)	$(2,380.0)	31.0%	87.9%
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
For 2019 compared to 2018, net cash flows provided by operating activities increased primarily due to higher net income.

Investing Activities
For 2019 compared to 2018, the increase in net cash flows provided by investing activities was primarily due to a decrease in contingent payments made to former shareholders of Fumapharm AG and holders of their rights, the proceeds received upon the divestiture of our Hillerød, Denmark manufacturing operations, the proceeds received on our sales of strategic investments and the $462.9 million payment made to Ionis reflecting the fair value of the Ionis common stock purchased upon the closing of the 2018 Ionis Agreement in the prior year comparative period. This increase was partially offset by a decrease in net proceeds related to marketable securities, the cash used for our acquisition of NST and $155.0 million in milestone payments made to Alkermes following the FDA's approval of VUMERITY, which was recorded as an intangible asset during the fourth quarter of 2019.
Financing Activities
For 2019 compared to 2018, the increase in net cash flows used in financing activities was primarily due to an increase in cash used for share repurchases.

Contractual Obligations and Off-Balance Sheet Arrangements
Contractual Obligations
The following table summarizes our contractual obligations as of December 31, 2019, excluding amounts related to uncertain tax positions, funding commitments, contingent development, regulatory and commercial milestone payments, contingent payments and contingent consideration related to our business combinations, as described below.

	Payments Due by Period
(In millions)	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	After 5 Years
Non-cancellable operating leases (1), (2)	$372.3	$60.6	$105.9	$89.3	$116.5
Long-term debt obligations (3)	8,792.2	1,730.8	1,387.2	323.8	5,350.4
Purchase and other obligations (4)	1,013.6	266.1	183.0	329.4	235.1
Defined benefit obligation	102.5	—	—	—	102.5
Total contractual obligations	$10,280.6	$2,057.5	$1,676.1	$742.5	$5,804.5

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

(3)	Long-term debt obligations are related to our Senior Notes, including principal and interest payments.

(4)
Purchase and other obligations primarily include $697.0 million related to the remaining payments on the Transition Toll Tax, contractual commitments to our suppliers, $52.0 million in contractual commitments for the construction of our large-scale biologics manufacturing facility in Solothurn, Switzerland and $8.3 million related to the fair value of net liabilities on derivative contracts.

Royalty Payments
TYSABRI
In 2013 we acquired from Elan Pharma International Ltd. (Elan), an affiliate of Elan Corporation plc, full ownership of all remaining rights to TYSABRI that we did not already own or control. Under the acquisition agreement, we are obligated to make contingent payments to Elan of 18% on annual worldwide net commercial sales up to $2.0 billion and

25% on annual worldwide net commercial sales that exceed $2.0 billion. Royalty payments to Elan and other third parties are recognized as cost of sales in our consolidated statements of income. Elan was acquired by Perrigo Company plc (Perrigo) in December 2013 and Perrigo subsequently sold its rights to these payments to a third-party effective January 2017.
SPINRAZA
In 2016 we exercised our option to develop and commercialize SPINRAZA from Ionis. Under our agreement with Ionis, we make royalty payments to Ionis on annual worldwide net commercial sales of SPINRAZA using a tiered royalty rate between 11% and 15%, which are recorded as cost of sales in our consolidated statements of income. For additional information on our collaboration arrangements with Ionis, please read Note 18, Collaborative and Other Relationships, to our consolidated financial statements included in this report.
VUMERITY
In October 2019 the FDA approved VUMERITY for the treatment of RMS. Under our agreement with Alkermes, we make royalty payments to Alkermes on worldwide net commercial sales of VUMERITY using a royalty rate of 15%, which are recorded as cost of sales in our consolidated statements of income. Royalties payable on net commercial sales of VUMERITY are subject, under certain circumstances, to tiered minimum annual payment requirements for a period of five years following FDA approval. For additional information on our collaboration arrangement with Alkermes, please read Note 18, Collaborative and Other Relationships, to our consolidated financial statements included in this report.

Contingent Consideration related to Business Combinations
In connection with our acquisitions of Convergence Pharmaceuticals Holdings Limited (Convergence) and Biogen International Neuroscience GmbH (BIN), we agreed to make additional payments based upon the achievement of certain milestone events.
As the acquisitions of Convergence and BIN occurred after January 1, 2009, we recognized the contingent consideration liabilities associated with these transactions at their fair value on the acquisition date and revalue the remaining obligations each reporting period. We may pay up to approximately $735.0 million in remaining milestones related to these acquisitions.
Fumapharm AG
In 2006 we acquired Fumapharm AG. As part of this acquisition we acquired FUMADERM and TECFIDERA (together, the Fumapharm Products). We were required to make contingent payments to former shareholders of Fumapharm AG and holders of their rights based on the attainment of certain cumulative sales levels of Fumapharm Products and the level of total net sales of Fumapharm Products in the prior 12-month period, as defined in the acquisition agreement, until such time as the cumulative sales level reached $20.0 billion, at which time no further contingent payments were due. During the first quarter of 2019 we paid the final $300.0 million contingent payment as we achieved the $20.0 billion cumulative sales level related to the Fumapharm Products in the fourth quarter of 2018.
Contingent Development, Regulatory and Commercial Milestone Payments
Based on our development plans as of December 31, 2019, we could make potential future milestone payments to third parties of up to approximately $6.8 billion, including approximately $1.2 billion in development milestones, approximately $1.4 billion in regulatory milestones and approximately $4.2 billion in commercial milestones, as part of our various collaborations, including licensing and development programs. Payments under these agreements generally become due and payable upon achievement of certain development, regulatory or commercial milestones. Because the achievement of these milestones was not considered probable as of December 31, 2019, such contingencies have not been recorded in our financial statements. Amounts related to contingent milestone payments are not considered contractual obligations as they are contingent on the successful achievement of certain development, regulatory or commercial milestones.

Provided various development, regulatory or commercial milestones are achieved, we anticipate that we may pay approximately $430.0 million of milestone payments in 2020, including $75.0 million upon the regulatory filing with the FDA for approval of aducanumab and $100.0 million if aducanumab is launched in the U.S.
Other Funding Commitments
As of December 31, 2019, we have several ongoing clinical studies in various clinical trial stages. Our most significant clinical trial expenditures are to CROs. The contracts with CROs are generally cancellable, with notice, at our option. We recorded accrued expenses of approximately $24.0 million in our consolidated balance sheet for expenditures incurred by CROs as of December 31, 2019. We have approximately $514.0 million in cancellable future commitments based on existing CRO contracts as of December 31, 2019.
As part of the sale of our Hillerød, Denmark manufacturing operations to FUJIFILM, we have provided FUJIFILM with certain minimum batch production commitment guarantees. There is a risk that the minimum contractual batch production commitments will not be met. Based upon current estimates we expect to incur an adverse commitment obligation of approximately $74.0 million associated with such guarantees and have accrued for this obligation. We may adjust this estimate based upon changes in business conditions, which may result in the increase or reduction of this adverse commitment obligation in subsequent periods.
Tax Related Obligations
We exclude liabilities pertaining to uncertain tax positions from our summary of contractual obligations as we cannot make a reliable estimate of the period of cash settlement with the respective taxing authorities. As of December 31, 2019, we have $136.9 million of net liabilities associated with uncertain tax positions.
As of December 31, 2019 and 2018, we have accrued income tax liabilities of $697.0 million under the Transition Toll Tax. Of the amounts accrued as of December 31, 2019, no amounts are expected to be paid within one year due to an approximately $87.0 million carryforward of taxes paid in relation to the company's 2017 tax return. The Transition Toll Tax will be paid over an eight-year period, which started in 2018, and will not accrue interest. For additional information on the Transition Toll Tax, please read Note 16, Income Taxes, to our consolidated financial statements included in this report.

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
Legal Matters
For a discussion of legal matters as of December 31, 2019, please read Note 20, Litigation, to our consolidated financial statements included in this report.
Critical Accounting Policies and Estimates
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
Revenue Recognition
We recognize revenues when our customer obtains control of promised goods or services, in an amount that reflects the consideration which we expect to receive in exchange for those goods or services. We recognize revenues following the five-step model prescribed under Financial Accounting Standards Board (FASB) Accounting Standards Codification 606, Revenue from Contracts with

Customers: (i) identify contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenues when (or as) we satisfy the performance obligation.
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
Product revenues are recognized when the customer obtains control of our product, which occurs at a point in time, typically upon delivery to the customer. We expense incremental costs of obtaining a contract as and when incurred if the expected amortization period of the asset that we would have recognized is one year or less or the amount is immaterial.
Reserves for Discounts and Allowances
Product revenues are recorded net of reserves established for applicable discounts and allowances that are offered within contracts with our customers, health care providers or payors, including those associated with the implementation of pricing actions in certain of the international markets in which we operate. Our process for estimating reserves established for these variable consideration components do not differ materially from our historical practices.
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
For additional information on our revenues, please read Note 4, Revenues, to our consolidated financial statements included in this report.
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
When performing our impairment assessment, we calculate the fair value using the same methodology as described above under Acquired Intangible Assets, including IPR&D. If the carrying value of our acquired IPR&D exceeds its fair value, then the intangible asset is written down to its fair value. Changes in the estimates and assumptions used in determining the fair value of our acquired IPR&D could result in an impairment. Impairments are recorded within amortization and impairment of acquired intangible assets in our consolidated statements of income. Assets that have previously been impaired, including our vixotrigine program for the treatment of neuropathic pain, such as TGN, could become further impaired in the future.
Our most significant intangible assets are our acquired and in-licensed rights and patents. Acquired and in-licensed rights and patents primarily relate to our acquisition of all remaining rights to TYSABRI from

Elan and obtaining the fair value of the U.S. and rest of world licenses to Forward Pharma’s intellectual property, including Forward Pharma’s intellectual property related to TECFIDERA. We amortize the intangible assets related to our TYSABRI, AVONEX, SPINRAZA, VUMERITY and TECFIDERA (rest of world) products using the economic consumption method based on revenues generated from the products underlying the related intangible assets. An analysis of the anticipated lifetime revenues of TYSABRI, AVONEX, SPINRAZA, VUMERITY and TECFIDERA (rest of world) is performed annually during our long-range planning cycle and whenever events or changes in circumstances would significantly affect the anticipated lifetime revenues of our TYSABRI, AVONEX, SPINRAZA, VUMERITY or TECFIDERA (rest of world) products.
For additional information on the impairment charges related to our long-lived assets during 2019, 2018 and 2017, please read Note 6, Intangible Assets and Goodwill, to our consolidated financial statements included in this report.
Goodwill
Goodwill relates largely to amounts that arose in connection with the merger of Biogen, Inc. and IDEC Pharmaceuticals Corporation in 2003 and amounts that were paid in connection with the acquisition of Fumapharm AG. Our goodwill balances represent the difference between the purchase price and the fair value of the identifiable tangible and intangible net assets when accounted for using the purchase method of accounting.
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
We completed our required annual impairment test in the fourth quarters of 2019, 2018 and 2017 and determined in each of those periods that the carrying value of goodwill was not impaired. In each year, the fair value of our reporting unit, which includes goodwill, was significantly in excess of the carrying value of our reporting unit.
Contingent Consideration
We record contingent consideration resulting from a business combination at its fair value on the acquisition date. Each reporting period thereafter, we revalue the remaining obligations and record increases or decreases in their fair value as an adjustment to contingent consideration expense in our consolidated statements of income. Changes in the fair value of our contingent consideration obligations can result from changes to one or multiple inputs, including adjustments to the discount rates and achievement and timing of any cumulative sales-based and development milestones or changes in the probability of certain clinical events and changes in the assumed probability associated with regulatory approval. These fair value measurements represent Level 3 measurements as they are based on significant inputs not observable in the market.
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
During the second quarter of 2018 the International Practices Task Force of the Center for Audit Quality categorized Argentina as a country with a projected three-year cumulative inflation rate greater than 100%, which indicated that Argentina’s economy is highly inflationary. This categorization did not have a material impact on our results of operations or financial position as of December 31, 2019, and is not expected to have a material impact on our results of operations or financial position in the future.
Revenue and Operating Expense Hedging Program
Our foreign currency hedging program is designed to mitigate, over time, a portion of the impact resulting from volatility in exchange rate changes on revenues and operating expenses. We use foreign currency forward contracts to manage foreign currency risk, with the majority of our forward contracts used to hedge certain forecasted revenue and operating expense transactions denominated in foreign currencies in the next 15 months. We do not engage in currency speculation. For a more detailed disclosure of our revenue and operating expense hedging program, please read Note 9, Derivative Instruments, to our consolidated financial statements included in this report.
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
The following quantitative information includes the impact of currency movements on forward contracts used in our revenue, operating expense and balance sheet hedging programs. As of December 31, 2019 and 2018, a hypothetical adverse 10% movement in foreign currency exchange rates compared to the U.S. dollar across all maturities would result in a hypothetical decrease in the fair value of forward contracts of approximately $265.0 million and $290.0 million, respectively. The estimated fair value change was determined by measuring the impact of the hypothetical exchange rate movement on outstanding forward contracts. Our use of this methodology to quantify the market risk of such instruments is subject to assumptions and actual impact could be significantly different. The quantitative information about market risk is limited because it does not take into account all foreign currency operating transactions.
Net Investment Hedge Program
Our net investment hedging program is designed to mitigate currency fluctuations between the U.S. dollar and South Korean won as a result of exercising our option to increase our ownership percentage in Samsung Bioepis to approximately 49.9%. We entered into foreign currency forward contracts to manage the foreign currency risk with our forward contracts used to hedge changes in the spot rate over the next 10 months. As of December 31, 2019 and 2018, a hypothetical adverse 10% movement would result in a hypothetical decrease in fair value of approximately $43.0 million and $64.0 million, respectively. The estimated fair value was determined by measuring the impact of the hypothetical spot rate movement on outstanding forward contracts.
Interest Rate Risk
Our investment portfolio includes cash equivalents and short-term investments. The fair value of our marketable securities is subject to change as a result of potential changes in market interest rates. The potential change in fair value for interest rate sensitive instruments has been assessed on a hypothetical 100 basis point adverse movement across all maturities. As of December 31, 2019 and 2018, we estimate that such hypothetical 100 basis point adverse movement would result in a hypothetical loss in fair value of approximately $21.0 million and $19.0 million, respectively, to our interest rate sensitive instruments. The fair values of our investments were determined using third-party pricing services or other market observable data.
To achieve a desired mix of fixed and floating interest rate debt, we entered into interest rate swap contracts during 2015 for certain of our fixed-rate debt. These derivative contracts effectively converted a fixed-rate interest coupon to a floating-rate LIBOR-based coupon over the life of the respective note. As of December 31, 2019 and 2018, a 100 basis-point adverse movement (increase in LIBOR) would increase annual interest expense by approximately $6.8 million.
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
Our products are also susceptible to increasing competition in many markets from generic versions, biosimilars and prodrugs of existing products as well as products approved under abbreviated regulatory pathways. Such products are likely to be sold at substantially lower prices than branded products. Accordingly, the introduction of such products, as well as other lower-priced competing products, may significantly reduce both the price that we are able to charge for our products and the volume of products we sell, which will negatively impact our revenues. In addition, when a generic version of one of our products is commercialized, it may, in some cases, be automatically substituted for our product and reduce our revenues in a short period of time.
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
We believe that our allowance for doubtful accounts was adequate as of December 31, 2019 and 2018. However, if significant changes occur in the availability of government funding or the reimbursement practices of these or other governments, we may not be able to collect on amounts due to us from customers in such countries and our results of operations could be adversely affected.

Item 8.        Financial Statements and Supplementary Data
The information required by this Item 8 is contained on pages F-1 through F-82 of this report and is incorporated herein by reference.
Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.        Controls and Procedures
Disclosure Controls and Procedures and Internal Control over Financial Reporting
Controls and Procedures
We have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of December 31, 2019. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that (a) the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its 2013 Internal Control — Integrated Framework.
Based on our assessment, our management has concluded that, as of December 31, 2019, our internal control over financial reporting is effective based on those criteria.
The effectiveness of our internal control over financial reporting as of December 31, 2019, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their attestation report, which is included herein.
Item 9B.        Other Information
None.

PART III
Item 10.        Directors, Executive Officers and Corporate Governance
The information concerning our executive officers is set forth under the heading Information about our Executive Officers in Item 1 of this report. The text of our code of business conduct, which includes the code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions, is posted on our website, www.biogen.com, under the “Corporate Governance” subsection of the “Investors” section of the site. We intend to make all required disclosures regarding any amendments to, or waivers from, provisions of our code of business conduct at the same location of our website.
The response to the remainder of this item is incorporated by reference from the discussion responsive thereto in the sections entitled “Proposal 1 - Election of Directors,” “Corporate Governance at Biogen” and “Miscellaneous - Stockholder Proposals” contained in the proxy statement for our 2020 annual meeting of stockholders.
Item 11.        Executive Compensation
The response to this item is incorporated by reference from the discussion responsive thereto in the sections entitled “Executive Compensation Matters” and “Corporate Governance at Biogen” contained in the proxy statement for our 2020 annual meeting of stockholders.

Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The response to this item is incorporated by reference from the discussion responsive thereto in the sections entitled “Stock Ownership” and “Equity Compensation Plan Information” contained in the proxy statement for our 2020 annual meeting of stockholders.
Item 13.        Certain Relationships and Related Transactions, and Director Independence
The response to this item is incorporated by reference from the discussion responsive thereto in the sections entitled “Certain Relationships and Related Person Transactions” and “Corporate Governance at Biogen” contained in the proxy statement for our 2020 annual meeting of stockholders.
Item 14.        Principal Accountant Fees and Services
The response to this item is incorporated by reference from the discussion responsive thereto in the section entitled “Proposal 2 - Ratification of the Selection of our Independent Registered Public Accounting Firm” contained in the proxy statement for our 2020 annual meeting of stockholders.

PART IV
Item 15.     Exhibits and Financial Statement Schedules
a.     (1) Consolidated Financial Statements:
The following financial statements are filed as part of this report:
Certain totals may not sum due to rounding.
     (2) Exhibits
The exhibits listed on the Exhibit Index beginning on page 92, which is incorporated herein by reference, are filed or furnished as part of this report or are incorporated into this report by reference.
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

2.2	Separation Agreement between Biogen Inc. and Bioverativ Inc. dated as of January 31, 2017. Filed as Exhibit 2.1 to our Current Report on Form 8-K filed on February 2, 2017.
3.1	Amended and Restated Certificate of Incorporation, as amended. Filed as Exhibit 3.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.
3.2	Certificate of Amendment to the Certificate of Incorporation. Filed as Exhibit 3.1 to our Current Report on Form 8-K filed on March 27, 2015.
3.3	Fourth Amended and Restated Bylaws. Filed as Exhibit 3.1 to our Current Report on Form 8-K filed on June 9, 2017.
4.1	Reference is made to Exhibit 3.1 for a description of the rights, preferences and privileges of our Series A Preferred Stock and Series X Junior Participating Preferred Stock.
4.2	Indenture between Biogen Inc. and U.S. Bank National Association, dated as of September 15, 2015. Filed as Exhibit 4.1 to our Current Report on Form 8-K filed on September 16, 2015.
4.3	First Supplemental Indenture between Biogen Inc. and U.S. Bank National Association, dated September 15, 2015. Filed as Exhibit 4.2 to our Current Report on Form 8-K filed on September 16, 2015.
4.4+	Description of Securities.
10.1
Credit Agreement between Biogen Inc., Bank of America, N.A., Goldman Sachs Bank USA and other lenders party thereto, dated August 28, 2015. Filed as Exhibit 10.1 to our Current Report on Form 8-K filed on September 1, 2015.

10.2
Credit Agreement, dated as of January 28, 2020, among Biogen Inc., Bank of America, N.A., as administrative agent, swing ling lender and the L/C issuer, and the other lenders party thereto. Filed as Exhibit 10.1 to our Current Report on Form 8-K filed on February 3, 2020.

10.3†
Second Amended and Restated Collaboration Agreement between Biogen Idec Inc. and Genentech, Inc., dated as of October 18, 2010. Filed as Exhibit 10.5 to our Annual Report on Form 10-K for the year ended December 31, 2010.

10.4†
Letter Agreement regarding GA101 financial terms between Biogen Idec Inc. and Genentech, Inc., dated October 18, 2010. Filed as Exhibit 10.6 to our Annual Report on Form 10-K for the year ended December 31, 2010.

10.5
Settlement and License Agreement, dated January 17, 2017, between Biogen Swiss Manufacturing GmbH, Biogen International Holdings ltd., Forward Pharma A/S and other parties thereto. Filed as Exhibit 10.1 to our Current Report on Form 8-K filed on February 1, 2017.

10.6*	Biogen Inc. 2017 Omnibus Equity Plan. Filed as Appendix B to our Definitive Proxy Statement on Schedule 14A filed on April 26, 2017.
10.7*	Form of restricted stock unit award agreement under the Biogen Inc. 2017 Omnibus Equity Plan. Filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.
10.8*	Form of market stock unit award agreement under the Biogen Inc. 2017 Omnibus Equity Plan. Filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.
10.9*	Form of performance unit award agreement under the Biogen Inc. 2017 Omnibus Equity Plan. Filed as Exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.
10.10*	Form of cash-settled performance unit award agreement under the Biogen Inc. 2017 Omnibus Equity Plan. Filed as Exhibit 10.5 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.
10.11*
Form of performance stock units award agreement (cash-settled) under the Biogen Inc. 2017 Omnibus Equity Plan. Filed as Exhibit 10.10 to our Annual Report on Form 10-K for the year ended December 31, 2017.

10.12*	Form of performance stock units award agreement under the Biogen Inc. 2017 Omnibus Equity Plan. Filed as Exhibit 10.11 to our Annual Report on Form 10-K for the year ended December 31, 2017.

Exhibit No.	Description
10.13*	Form of performance stock units award agreement under the Biogen Inc. 2017 Omnibus Equity Plan. Filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2018.
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

10.16*
Form of market stock unit award agreement under the Biogen Inc. 2017 Omnibus Equity Plan (for grants commencing in July 2019). Filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2019.

10.17*
Form of performance stock units award agreement under the Biogen Inc. 2017 Omnibus Equity Plan (for grants commencing in July 2019). Filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2019.

10.18*
Form of performance stock units award agreement (cash settled) under the Biogen Inc. 2017 Omnibus Equity Plan (for grants commencing in July 2019). Filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2019.

10.19*	Biogen Idec Inc. 2008 Amended and Restated Omnibus Equity Plan. Filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.
10.20*	Form of performance unit award agreement under the Biogen Idec Inc. 2008 Omnibus Equity Plan. Filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.
10.21*	Form of market stock unit award agreement under the Biogen Idec Inc. 2008 Omnibus Equity Plan. Filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.
10.22*	Form of restricted stock unit award agreement under the Biogen Idec Inc. 2008 Omnibus Equity Plan. Filed as Exhibit 10.1 to our Current Report on Form 8-K filed on August 1, 2008.
10.23*	Form of nonqualified stock option award agreement under the Biogen Idec Inc. 2008 Omnibus Equity Plan. Filed as Exhibit 10.2 to our Current Report on Form 8-K filed on August 1, 2008.
10.24*
Form of cash-settled performance shares award agreement under the Biogen Idec Inc. 2008 Omnibus Equity Plan. Filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.

10.25*	Biogen Inc. 2006 Non-Employee Directors Equity Plan, as amended. Filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.
10.26*	Biogen Inc. 2015 Employee Stock Purchase Plan. Filed as Appendix A to our Definitive Proxy Statement on Schedule 14A filed on April 30, 2015.
10.27*	Biogen Idec Inc. 2008 Performance-Based Management Incentive Plan. Filed as Appendix B to our Definitive Proxy Statement on Schedule 14A filed on May 8, 2008.
10.28*	Biogen Inc. 2019 Form of Performance-Based Management Incentive Plan. Filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2019.
10.29*
Biogen Idec Inc. Voluntary Executive Supplemental Savings Plan, as amended and restated effective January 1, 2004. Filed as Exhibit 10.13 to our Annual Report on Form 10-K for the year ended December 31, 2003.

10.30*	Biogen Idec Inc. Supplemental Savings Plan, as amended. Filed as Exhibit 10.23 to our Annual Report on Form 10-K for the year ended December 31, 2015.
10.31*	Biogen Idec Inc. Voluntary Board of Directors Savings Plan, as amended. Filed as Exhibit 10.24 to our Annual Report on Form 10-K for the year ended December 31, 2015.
10.32*
Biogen Inc. Executive Severance Policy - U.S. Executive Vice President, as amended effective June 19, 2019. Filed as Exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2019.

10.33*	Annual Retainer Summary for Board of Directors. Filed as Exhibit 10.31 to our Annual Report on Form 10-K for the year ended December 31, 2018.
10.34*	Annual Retainer Summary for Board of Directors (effective January 1, 2020). Filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2019.

Exhibit No.	Description
10.35*	Form of indemnification agreement for directors and executive officers. Filed as Exhibit 10.1 to our Current Report on Form 8-K filed on June 7, 2011.
10.36*
Employment Agreement between Biogen Inc. and Michel Vounatsos dated December 18, 2016 and effective as of January 6, 2017. Filed as Exhibit 10.1 to our Current Report on Form 8-K filed on December 19, 2016.

10.37*	Letter regarding employment arrangement of Jeffrey Capello dated November 14, 2017. Filed as Exhibit 10.31 to our Annual Report on Form 10-K for the year ended December 31, 2017.
10.38*	Letter regarding employment arrangement of Michael Ehlers dated April 16, 2016. Filed as Exhibit 10.33 to our Annual Report on Form 10-K for the year ended December 31, 2017.
10.39*	Letter regarding employment arrangement of Susan Alexander dated December 13, 2005. Filed as Exhibit 10.58 to our Annual Report on Form 10-K for the year ended December 31, 2009.
10.40*	Letter regarding employment arrangement for Paul McKenzie dated December 14, 2015. Filed as Exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2018.
21+	Subsidiaries.
23+	Consent of PricewaterhouseCoopers LLP, an Independent Registered Public Accounting Firm.
31.1+	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1++	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101++
The following materials from Biogen Inc.’s Annual Report on Form 10-K for the year ended December 31, 2019, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Equity and (vi) Notes to Consolidated Financial Statements.

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
Date: February 6, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/S/ MICHEL VOUNATSOS	Director and Chief Executive Officer (principal executive officer)	February 6, 2020
Michel Vounatsos

/S/ JEFFREY D. CAPELLO	Executive Vice President and Chief Financial Officer (principal financial officer)	February 6, 2020
Jeffrey D. Capello

/S/ ROBIN C. KRAMER	Vice President, Chief Accounting Officer (principal accounting officer)	February 6, 2020
Robin C. Kramer

/S/ STELIOS PAPADOPOULOS	Director and Chairman of the Board of Directors	February 6, 2020
Stelios Papadopoulos

/S/ ALEXANDER J. DENNER	Director	February 6, 2020
Alexander J. Denner

/S/ CAROLINE D. DORSA	Director	February 6, 2020
Caroline D. Dorsa

/S/ WILLIAM A. HAWKINS	Director	February 6, 2020
William A. Hawkins

/S/ NANCY L. LEAMING	Director	February 6, 2020
Nancy L. Leaming

/S/ JESUS B. MANTAS	Director	February 6, 2020
Jesus B. Mantas

/S/ RICHARD C. MULLIGAN	Director	February 6, 2020
Richard C. Mulligan

/S/ ROBERT W. PANGIA	Director	February 6, 2020
Robert W. Pangia

/S/ BRIAN S. POSNER	Director	February 6, 2020
Brian S. Posner

/S/ ERIC K. ROWINSKY	Director	February 6, 2020
Eric K. Rowinsky

/S/ LYNN SCHENK	Director	February 6, 2020
Lynn Schenk

/S/ STEPHEN A. SHERWIN	Director	February 6, 2020
Stephen A. Sherwin

BIOGEN INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS

BIOGEN INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)

	For the Years Ended December 31,
	2019	2018	2017
Revenues:
Product, net	$11,379.8	$10,886.8	$10,354.7
Revenues from anti-CD20 therapeutic programs	2,290.4	1,980.2	1,559.2
Other	707.7	585.9	360.0
Total revenues	14,377.9	13,452.9	12,273.9
Cost and expenses:
Cost of sales, excluding amortization and impairment of acquired intangible assets	1,955.4	1,816.3	1,630.0
Research and development	2,280.6	2,597.2	2,253.6
Selling, general and administrative	2,374.7	2,106.3	1,933.9
Amortization and impairment of acquired intangible assets	489.9	747.3	814.7
Collaboration profit (loss) sharing	241.6	185.0	112.3
Loss on divestiture of Hillerød, Denmark manufacturing operations	55.3	—	—
(Gain) loss on fair value remeasurement of contingent consideration	(63.7)	(12.3)	62.7
Acquired in-process research and development	—	112.5	120.0
Restructuring charges	1.5	12.0	0.9
Total cost and expenses	7,335.3	7,564.3	6,928.1
Income from operations	7,042.6	5,888.6	5,345.8
Other income (expense), net	83.3	11.0	(217.0)
Income before income tax expense and equity in loss of investee, net of tax	7,125.9	5,899.6	5,128.8
Income tax expense	1,158.0	1,425.6	2,458.7
Equity in loss of investee, net of tax	79.4	—	—
Net income	5,888.5	4,474.0	2,670.1
Net income (loss) attributable to noncontrolling interests, net of tax	—	43.3	131.0
Net income attributable to Biogen Inc.	$5,888.5	$4,430.7	$2,539.1
Net income per share:
Basic earnings per share attributable to Biogen Inc.	$31.47	$21.63	$11.94
Diluted earnings per share attributable to Biogen Inc.	$31.42	$21.58	$11.92
Weighted-average shares used in calculating:
Basic earnings per share attributable to Biogen Inc.	187.1	204.9	212.6
Diluted earnings per share attributable to Biogen Inc.	187.4	205.3	213.0

See accompanying notes to these consolidated financial statements.

BIOGEN INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	For the Years Ended December 31,
	2019	2018	2017
Net income attributable to Biogen Inc.	$5,888.5	$4,430.7	$2,539.1
Other comprehensive income:
Unrealized gains (losses) on securities available for sale:
Unrealized gains (losses) recognized during the period, net of tax	11.8	(10.6)	(3.5)
Less: reclassification adjustment for (gains) losses included in net income, net of tax	(3.6)	6.7	12.7
Unrealized gains (losses) on securities available for sale, net of tax	8.2	(3.9)	9.2
Unrealized gains (losses) on cash flow hedges:
Unrealized gains (losses) recognized during the period, net of tax	88.1	97.4	(193.8)
Less: reclassification adjustment for (gains) losses included in net income, net of tax	(115.0)	41.8	31.5
Unrealized gains (losses) on cash flow hedges, net of tax	(26.9)	139.2	(162.3)
Gains (losses) on net investment hedges:
Gains (losses) recognized during the period, net of tax	28.6	5.0	—
Less: reclassification adjustment for (gains) losses included in net income, net of tax	(7.0)	(1.5)	—
Gains (losses) on net investment hedges, net of tax	21.6	3.5	—
Unrealized gains (losses) on pension benefit obligation, net of tax	(1.5)	5.5	(4.1)
Currency translation adjustment	103.8	(67.8)	158.7
Total other comprehensive income (loss), net of tax	105.2	76.5	1.5
Comprehensive income attributable to Biogen Inc.	5,993.7	4,507.2	2,540.6
Comprehensive income (loss) attributable to noncontrolling interests, net of tax	(0.4)	42.9	131.0
Comprehensive income	$5,993.3	$4,550.1	$2,671.6

See accompanying notes to these consolidated financial statements.

BIOGEN INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)

	As of December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$2,913.7	$1,224.6
Marketable securities	1,562.2	2,313.4
Accounts receivable, net	1,880.5	1,958.5
Due from anti-CD20 therapeutic programs	590.2	526.9
Inventory	804.2	929.9
Other current assets	631.0	687.6
Total current assets	8,381.8	7,640.9
Marketable securities	1,408.1	1,375.9
Property, plant and equipment, net	3,247.3	3,601.2
Operating lease assets	427.0	—
Intangible assets, net	3,527.4	3,120.0
Goodwill	5,757.8	5,706.4
Deferred tax asset	3,232.1	2,153.9
Investments and other assets	1,252.8	1,690.6
Total assets	$27,234.3	$25,288.9
LIABILITIES AND EQUITY
Current liabilities:
Current portion of notes payable	$1,495.8	$—
Taxes payable	71.4	63.5
Accounts payable	530.8	370.5
Accrued expenses and other	2,765.8	2,861.2
Total current liabilities	4,863.8	3,295.2
Notes payable	4,459.0	5,936.5
Deferred tax liability	2,810.8	1,636.2
Long-term operating lease liabilities	412.7	—
Other long-term liabilities	1,348.9	1,389.4
Total liabilities	13,895.2	12,257.3
Commitments and contingencies
Equity:
Biogen Inc. shareholders’ equity
Preferred stock, par value $0.001 per share	—	—
Common stock, par value $0.0005 per share	0.1	0.1
Additional paid-in capital	—	—
Accumulated other comprehensive loss	(135.2)	(240.4)
Retained earnings	16,455.4	16,257.0
Treasury stock, at cost; 23.8 million and 23.8 million shares, respectively	(2,977.1)	(2,977.1)
Total Biogen Inc. shareholders’ equity	13,343.2	13,039.6
Noncontrolling interests	(4.1)	(8.0)
Total equity	13,339.1	13,031.6
Total liabilities and equity	$27,234.3	$25,288.9
See accompanying notes to these consolidated financial statements.

BIOGEN INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	For the Years Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net income	$5,888.5	$4,474.0	$2,670.1
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation, amortization and impairments	680.6	1,016.6	1,081.0
Acquired in-process research and development	—	112.5	120.0
Share-based compensation	182.3	157.5	128.0
Deferred income taxes	67.1	108.3	91.7
Contingent consideration	(63.7)	(12.3)	62.7
Loss on divestiture of Hillerød, Denmark manufacturing operations	55.3	—	—
Other	69.2	(69.1)	162.1
Changes in operating assets and liabilities, net:
Accounts receivable	68.8	(205.2)	(435.6)
Due from anti-CD20 therapeutic programs	(63.3)	5.7	(232.0)
Inventory	(19.2)	(52.1)	(94.5)
Accrued expenses and other current liabilities	240.2	465.5	(227.4)
Income tax assets and liabilities	16.1	321.7	1,303.9
Other liabilities	(43.3)	(135.4)	(79.0)
Net cash flows provided by operating activities	7,078.6	6,187.7	4,551.0
Cash flows from investing activities:
Proceeds from sales and maturities of marketable securities	6,007.0	9,173.7	5,565.9
Purchases of marketable securities	(5,252.6)	(7,694.8)	(5,355.2)
Contingent consideration related to Fumapharm AG acquisition	(300.0)	(1,500.0)	(1,200.0)
Acquisition of Nightstar Therapeutics plc, net of cash acquired	(744.4)	—	—
Proceeds from divestiture of Hillerød, Denmark manufacturing operations	923.7	—	—
Acquired in-process research and development	—	(112.5)	(120.0)
Purchases of property, plant and equipment	(514.5)	(770.6)	(867.4)
Acquisitions of intangible assets	(155.0)	(3.0)	(975.4)
Purchase of Ionis Pharmaceuticals, Inc. stock	—	(462.9)	—
Investment in Samsung Bioepis	—	(676.6)	—
Proceeds from sales of strategic investments	479.3	—	—
Other	27.0	0.4	(11.0)
Net cash flows provided by (used in) investing activities	470.5	(2,046.3)	(2,963.1)
Cash flows from financing activities:
Purchases of treasury stock	(5,868.3)	(4,352.6)	(1,365.4)
Net contribution (distribution) to noncontrolling interests	4.3	(36.4)	(134.1)
Repayments of borrowings	—	(3.2)	(560.9)
Net cash contribution to Bioverativ, Inc.	—	—	(302.7)
Contingent consideration payments	—	(58.2)	(3.0)
Other	3.6	(21.6)	(13.9)
Net cash flows used in financing activities	(5,860.4)	(4,472.0)	(2,380.0)
Net increase (decrease) in cash and cash equivalents	1,688.7	(330.6)	(792.1)
Effect of exchange rate changes on cash and cash equivalents	0.4	(18.6)	39.4
Cash and cash equivalents, beginning of the year	1,224.6	1,573.8	2,326.5
Cash and cash equivalents, end of the year	$2,913.7	$1,224.6	$1,573.8
See accompanying notes to these consolidated financial statements.

BIOGEN INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(In millions)

	Preferred stock		Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings	Treasury stock		Total Biogen Inc. shareholders’ equity	Noncontrolling interests	Total equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance, December 31, 2018	—	$—	221.0	$0.1	$—	$(240.4)	$16,257.0	(23.8)	$(2,977.1)	$13,039.6	$(8.0)	$13,031.6
Net income							5,888.5			5,888.5	—	5,888.5
Other comprehensive income (loss), net of tax						105.2				105.2	(0.4)	104.8
Capital contribution by noncontrolling interest										—	4.3	4.3
Repurchase of common stock pursuant to the March 2019 Share Repurchase Program, at cost								(14.7)	(3,720.9)	(3,720.9)		(3,720.9)
Retirement of common stock pursuant to the March 2019 Share Repurchase Program, at cost			(14.7)	—	(121.5)		(3,599.4)	14.7	3,720.9	—		—
Repurchase of common stock pursuant to the 2018 Share Repurchase Program, at cost								(8.9)	(2,147.4)	(2,147.4)		(2,147.4)
Retirement of common stock pursuant to the 2018 Share Repurchase Program, at cost			(8.9)	—	(110.5)		(2,036.9)	8.9	2,147.4	—		—
Issuance of common stock under stock option and stock purchase plans			0.2	—	40.8		—			40.8		40.8
Issuance of common stock under stock award plan			0.4	—	—		(53.8)			(53.8)		(53.8)
Compensation related to share-based payments					191.2					191.2		191.2
Balance, December 31, 2019	—	$—	198.0	$0.1	$—	$(135.2)	$16,455.4	(23.8)	$(2,977.1)	$13,343.2	$(4.1)	$13,339.1

See accompanying notes to these consolidated financial statements.

BIOGEN INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY - (Continued)
(In millions)

	Preferred stock		Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings	Treasury stock		Total Biogen Inc. shareholders’ equity	Noncontrolling interests	Total equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance, December 31, 2017	—	$—	235.3	$0.1	$97.8	$(318.4)	$15,810.4	(23.8)	$(2,977.1)	$12,612.8	$(14.7)	$12,598.1
Net income							4,430.7			4,430.7	43.3	4,474.0
Other comprehensive income (loss), net of tax						76.5				76.5	(0.4)	76.1
Capital contribution by noncontrolling interests										—	13.8	13.8
Distribution to noncontrolling interests										—	(50.0)	(50.0)
Repurchase of common stock pursuant to the 2018 Share Repurchase Program, at cost								(4.3)	(1,352.6)	(1,352.6)		(1,352.6)
Retirement of common stock pursuant to the 2018 Share Repurchase Program, at cost			(4.3)	—	(92.8)		(1,259.8)	4.3	1,352.6	—		—
Repurchase of common stock pursuant to the 2016 Share Repurchase Program, at cost								(10.5)	(3,000.0)	(3,000.0)		(3,000.0)
Retirement of common stock pursuant to the 2016 Share Repurchase Program, at cost			(10.5)	—	(171.1)		(2,828.9)	10.5	3,000.0	—		—
Issuance of common stock under stock option and stock purchase plans			0.2	—	41.2					41.2		41.2
Issuance of common stock under stock award plan			0.3	—	(43.8)					(43.8)		(43.8)
Compensation related to share-based payments					168.7					168.7		168.7
Adoption of new accounting guidance						1.5	104.6			106.1		106.1
Balance, December 31, 2018	—	$—	221.0	$0.1	$—	$(240.4)	$16,257.0	(23.8)	$(2,977.1)	$13,039.6	$(8.0)	$13,031.6
See accompanying notes to these consolidated financial statements.

BIOGEN INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY - (Continued)
(In millions)

	Preferred stock		Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings	Treasury stock		Total Biogen Inc. shareholders’ equity	Noncontrolling interests	Total equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance, December 31, 2016	—	$—	238.5	$0.1	$—	$(319.9)	$15,071.6	(22.6)	$(2,611.7)	$12,140.1	$(11.5)	$12,128.6
Net income							2,539.1			2,539.1	131.0	2,670.1
Other comprehensive income, net of tax						1.5				1.5	—	1.5
Capital contribution to noncontrolling interests										—	15.8	15.8
Distribution to noncontrolling interests										—	(150.0)	(150.0)
Repurchase of common stock pursuant to the 2016 Share Repurchase Program, at cost								(3.7)	(1,000.0)	(1,000.0)		(1,000.0)
Retirement of common stock pursuant to the 2016 Share Repurchase Program, at cost			(3.7)	—	(36.0)		(964.0)	3.7	1,000.0	—		—
Repurchase of common stock pursuant to the 2011 Share Repurchase Program, at cost								(1.2)	(365.4)	(365.4)		(365.4)
Issuance of common stock under stock option and stock purchase plans			0.2	—	40.5					40.5		40.5
Issuance of common stock under stock award plan			0.3	—	(44.8)		(1.0)			(45.8)		(45.8)
Compensation related to share-based payments					138.1					138.1		138.1
Hemophilia spin-off adjustment							(852.8)			(852.8)		(852.8)
Tax benefit							17.5			17.5		17.5
Balance, December 31, 2017	—	$—	235.3	$0.1	$97.8	$(318.4)	$15,810.4	(23.8)	$(2,977.1)	$12,612.8	$(14.7)	$12,598.1

See accompanying notes to these consolidated financial statements.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Summary of Significant Accounting Policies
References in these notes to "Biogen," the "company," "we," "us" and "our" refer to Biogen Inc. and its consolidated subsidiaries.
Business Overview
Biogen is a global biopharmaceutical company focused on discovering, developing and delivering worldwide innovative therapies for people living with serious neurological and neurodegenerative diseases as well as related therapeutic adjacencies. Our core growth areas include multiple sclerosis (MS) and neuroimmunology; Alzheimer’s disease (AD) and dementia; neuromuscular disorders, including spinal muscular atrophy (SMA) and amyotrophic lateral sclerosis (ALS); movement disorders, including Parkinson's disease; and ophthalmology. We are also focused on discovering, developing and delivering worldwide innovative therapies in our emerging growth areas of immunology; neurocognitive disorders; acute neurology; and pain. In addition, we commercialize biosimilars of advanced biologics. We support our drug discovery and development efforts through the commitment of significant resources to discovery, research and development programs and business development opportunities.
Our marketed products include TECFIDERA, AVONEX, PLEGRIDY, TYSABRI, VUMERITY and FAMPYRA for the treatment of MS; SPINRAZA for the treatment of SMA; and FUMADERM for the treatment of severe plaque psoriasis. We also have certain business and financial rights with respect to RITUXAN for the treatment of non-Hodgkin's lymphoma, chronic lymphocytic leukemia (CLL) and other conditions; RITUXAN HYCELA for the treatment of non-Hodgkin's lymphoma and CLL; GAZYVA for the treatment of CLL and follicular lymphoma; OCREVUS for the treatment of primary progressive MS (PPMS) and relapsing MS (RMS); and other potential anti-CD20 therapies pursuant to our collaboration arrangements with Genentech, Inc. (Genentech), a wholly-owned member of the Roche Group. For additional information on our collaboration arrangements with Genentech, please read Note 18, Collaborative and Other Relationships, to these consolidated financial statements.
Our innovative drug development and commercialization activities are complemented by our biosimilar business that expands access to medicines and reduce the cost burden for healthcare systems. Through Samsung Bioepis Co., Ltd. (Samsung Bioepis), our joint venture with Samsung BioLogics Co., Ltd. (Samsung BioLogics), we market and sell BENEPALI, an etanercept biosimilar referencing ENBREL, IMRALDI, an adalimumab biosimilar referencing HUMIRA, and FLIXABI, an infliximab biosimilar referencing REMICADE, in certain countries in Europe and have exclusive rights to commercialize these products in China. Additionally, we have exclusive rights to commercialize two potential ophthalmology biosimilar products, SB11 referencing LUCENTIS and SB15 referencing EYLEA, in major markets worldwide, including the U.S., Canada, Europe, Japan and Australia. For additional information on our collaboration arrangements with Samsung Bioepis, please read Note 18, Collaborative and Other Relationships, to these consolidated financial statements.
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
In determining whether we are the primary beneficiary of a variable interest entity, we apply a qualitative approach that determines whether we have both (1) the power to direct the economically significant activities of the entity and (2) the obligation to absorb losses of, or the right to receive benefits from, the entity that could potentially be significant to that entity. These considerations impact the way we account for our existing collaborative relationships and other arrangements. We continuously assess whether we are the primary beneficiary of a variable interest entity as changes to existing relationships or future transactions may result in us consolidating or deconsolidating one or more of our collaborators or partners.

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
Revenue Recognition
In May 2014 the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes all existing revenue recognition requirements, including most industry specific guidance. This standard requires a company to recognize revenues when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. This standard became effective for us on January 1, 2018, and was adopted using the modified retrospective method. The adoption of this standard as of January 1, 2018, did not change our revenue recognition.
We recognize revenues when our customer obtains control of promised goods or services, in an amount that reflects the consideration which we expect to receive in exchange for those goods or services. We recognize revenues following the five-step model prescribed under the FASB Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers: (i) identify contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenues when (or as) we satisfy the performance obligation.
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
Product revenues are recognized when the customer obtains control of our product, which occurs at a point in time, typically upon delivery to the customer. We expense incremental costs of obtaining a contract as and when incurred if the expected amortization period of the asset that we would have recognized is one year or less or the amount is immaterial.
Reserves for Discounts and Allowances
Product revenues are recorded net of reserves established for applicable discounts and allowances that are offered within contracts with our customers, health care providers or payors, including those associated with the implementation of pricing actions in certain of the international markets in which we operate. Our process for estimating reserves established for these variable consideration components do not differ materially from our historical practices.
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

BIOGEN INC. AND SUBSIDIARIES
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

•
Other governmental rebates, non-U.S. pharmaceutical taxes or applicable allowances primarily relate to mandatory rebates and discounts in international markets where government-sponsored healthcare systems are the primary payors for healthcare.

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

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

separable benefit and fair value for these services we classify these payments in selling, general and administrative expenses.
Revenues from Anti-CD20 Therapeutic Programs
Our collaboration with Genentech is within the scope of ASC 808, Collaborative Agreements, which provides guidance on the presentation and disclosure of collaborative arrangements. For purposes of this footnote we refer to RITUXAN and RITUXAN HYCELA collectively as RITUXAN.
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
Pre-tax co-promotion profits on RITUXAN and GAZYVA are calculated and paid to us by Genentech in the U.S. Pre-tax co-promotion profits on RITUXAN are calculated and paid to us by the Roche Group in Canada. Pre-tax co-promotion profits consist of U.S. and Canadian net sales to third-party customers less applicable costs to manufacture, third-party royalty expenses, distribution, selling and marketing expenses and joint development expenses incurred by Genentech and the Roche Group. Our share of the pre-tax profits on RITUXAN and GAZYVA in the U.S. and pre-tax co-promotion profits on RITUXAN in Canada include estimates that are based on information received from Genentech and Roche. These estimates are subject to change and actual results may differ.
For additional information on our relationship with Genentech, please read Note 18, Collaborative and Other Relationships, to these consolidated financial statements.
Other Revenues
Royalty Revenues
We receive royalty revenues on sales by our licensees of products covered under patents that we own. We do not have future performance obligations under these license arrangements. We record these revenues based on estimates of the sales that occurred during the relevant period as a component of other revenues. The relevant period estimates of sales are based on interim data provided by licensees and other third parties and analysis of historical royalties that have been paid to us, adjusted for any changes in facts and circumstances, as appropriate. Differences between actual and estimated royalty revenues are adjusted for in the period in which they become known, typically the following quarter. Historically, adjustments have not been material when compared to actual amounts paid by licensees.
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
Our development and commercialization arrangements with Genentech and Samsung Bioepis represent collaborative arrangements as each party is an active participant in one or more joint operating activities and is exposed to significant risks and rewards of these arrangements. These arrangements resulted from an exchange of a license and utilize the sales and usage based royalty exception. Therefore, revenues relating to royalties or profit-sharing amounts received are recognized as the underlying sales occur.
For additional information on our collaboration arrangements with Genentech and Samsung Bioepis, please read Note 18, Collaborative and Other Relationships, to these consolidated financial statements.

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
We validate the prices provided by our third-party pricing services by understanding the models used, obtaining market values from other pricing sources and analyzing pricing data in certain instances. The option pricing valuation models use assumptions within the model, including the term, stock price volatility, constant maturity risk-free interest rate and dividend yield. After completing our validation procedures, we did not adjust or override any fair value measurements provided by our pricing services as of December 31, 2019 and 2018.
Other Assets and Liabilities
The carrying amounts reflected in our consolidated balance sheets for current accounts receivable, due from anti-CD20 therapeutic programs, other current assets, accounts payable and accrued expenses and other, approximate fair value due to their short-term maturities.
Cash and Cash Equivalents
We consider only those investments that are highly liquid, readily convertible to cash and that mature within three months from date of purchase to be cash equivalents. As of December 31, 2019 and 2018, cash equivalents were comprised of money market funds, commercial paper, overnight reverse repurchase agreements and other debt securities with maturities less than 90 days from the date of purchase.
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

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

income on these receivables, which is recorded as a component of other income (expense), net in our consolidated statements of income.
We provide reserves against accounts receivable for estimated losses that may result from a customer's inability to pay. Amounts determined to be uncollectible are charged or written-off against the reserve.
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
Evaluating Marketable Debt Securities for Other-than-Temporary Impairments
We conduct periodic reviews to identify and evaluate each investment that has an unrealized loss, in accordance with the meaning of other-than-temporary impairment. An unrealized loss exists when the current fair

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

value of an individual security is less than its amortized cost basis. Unrealized losses on available-for-sale debt securities that are determined to be temporary, and not related to credit loss, are recorded, net of tax, in accumulated other comprehensive income.
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
Equity Method of Accounting
In circumstances where we have the ability to exercise significant influence over the operating and financial policies of a company in which we have an investment, we utilize the equity method of accounting for recording investment activity. In assessing whether we exercise significant influence, we consider the nature and magnitude of our investment, the voting and protective rights we hold, any participation in the governance of the other company and other relevant factors such as the presence of a collaborative or other business relationship. Under the equity method of accounting, we record in our consolidated statements of income our share of income or loss of the other company. If our share of losses exceeds the carrying value of our investment, we will suspend recognizing additional losses and will continue to do so unless we commit to providing additional funding.
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
Obsolescence and Unmarketable Inventory
At each reporting period we review our inventories for excess or obsolescence and write-down obsolete or otherwise unmarketable inventory to its estimated net realizable value. If the actual net realizable value is less than that estimated by us, or if it is determined that inventory utilization will further diminish based on estimates of demand, additional inventory write-downs may be required. Additionally, our products are subject to strict quality control and monitoring that we perform throughout the manufacturing process. In the event that certain batches or units of product no longer meet quality specifications, we will record a charge to cost of sales to write-down any unmarketable inventory to its estimated net realizable value. In all cases, product inventory is carried at the lower of

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

cost or its estimated net realizable value. Amounts written-down due to unmarketable inventory are charged to cost of sales.
Property, Plant and Equipment
Property, plant and equipment are carried at cost, subject to reviews for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The cost of normal, recurring or periodic repairs and maintenance activities related to property, plant and equipment are expensed as incurred. The cost for planned major maintenance activities, including the related acquisition or construction of assets, is capitalized if the repair will result in future economic benefits.
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
Leases
In February 2016 the FASB issued ASU No. 2016-02, Leases (Topic 842), a new standard issued to increase transparency and comparability among organizations related to their leasing activities. This standard established a right-of-use model that requires all lessees to recognize right-of-use assets and lease liabilities on their balance sheet that arise from leases as well as provide disclosures with respect to certain qualitative and quantitative information related to a company's leasing arrangements to meet the objective of allowing users of financial statements to assess the amount, timing and uncertainty of cash flows arising from leases.
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
We adopted the new leasing standards using the modified retrospective transition approach, as of January 1, 2019, with no restatement of prior periods or cumulative adjustment to retained earnings. Upon adoption, we elected the package of transition practical expedients, which allowed us to carry forward prior conclusions related to whether any expired or existing contracts are or contain leases, the lease classification for any expired or existing leases and initial direct costs for existing leases. We also elected the practical expedient to not reassess certain land

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

easements and made an accounting policy election to not recognize leases with an initial term of 12 months or less within our consolidated balance sheets and to recognize those lease payments on a straight-line basis in our consolidated statements of income over the lease term. Upon adoption of the new leasing standards we recognized an operating lease asset of approximately $463.0 million and a corresponding operating lease liability of approximately $526.0 million, which are included in our consolidated balance sheets. The adoption of the new leasing standards did not have an impact on our consolidated statements of income.
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
The lease payments used to determine our operating lease assets may include lease incentives, stated rent increases and escalation clauses linked to rates of inflation when determinable and are recognized in our operating lease assets in our consolidated balance sheets. Our lease agreements may include both lease and non-lease components, which we account for as a single lease component when the payments are fixed. Variable payments included in the lease agreement are expensed as incurred. For certain equipment leases, such as vehicles, we apply a portfolio approach to effectively account for the operating lease assets and liabilities.
Our operating leases are reflected in operating lease assets, accrued expenses and other and in long-term operating lease liabilities in our consolidated balance sheets. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.
We also have real estate lease agreements which are subleased to third parties. Operating leases for which we are the sublessor are included in accrued expenses and other and other long-term liabilities in our consolidated balance sheets. We recognize sublease income on a straight-line basis over the lease term in our consolidated statements of income.
For additional information on the adoption of the new leasing standards, please read Note 11, Leases, to these consolidated financial statements.
Intangible Assets
Our intangible assets consist of completed technology (comprised of acquired and in-licensed rights and patents, developed technology, out-licensed patents), in-process research and development (IPR&D) acquired after January 1, 2009, trademarks and trade names. Our intangible assets are recorded at fair value at the time of their acquisition and are stated in our consolidated balance sheets net of accumulated amortization and impairments, if applicable.
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
Acquired and in-licensed rights and patents primarily relate to our acquisition of all remaining rights to TYSABRI from Elan Pharma International Ltd. (Elan), an affiliate of Elan Corporation, plc. Acquired and in-licensed rights and patents also include our rest of world license to Forward Pharma A/S' (Forward Pharma) intellectual property, including Forward Pharma's intellectual property related to TECFIDERA, and other amounts related to our other marketed products and other programs acquired through business combinations. Developed technology primarily relates to our AVONEX product, which was recorded in connection with the merger of Biogen, Inc. and IDEC Pharmaceuticals Corporation in 2003. We amortize the intangible assets related to our TYSABRI, AVONEX, SPINRAZA, VUMERITY and TECFIDERA (rest of world) products using the economic consumption method based on revenues generated from the products underlying the related intangible assets. An analysis of the anticipated

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

lifetime revenues of our TYSABRI, AVONEX, SPINRAZA, VUMERITY and TECFIDERA (rest of world) products is performed annually during our long-range planning cycle and whenever events or changes in circumstances would significantly affect the anticipated lifetime revenues of our TYSABRI, AVONEX, SPINRAZA, VUMERITY and TECFIDERA (rest of world) products.
Intangible assets related to trademarks, trade names and IPR&D prior to commercialization are not amortized because they have indefinite lives; however, they are subject to review for impairment. We review our intangible assets with indefinite lives for impairment annually, as of October 31, and whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.
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
When performing our impairment assessment, we calculate the fair value using the same methodology as described above. If the carrying value of our acquired IPR&D exceeds its fair value, then the intangible asset is written down to its fair value. Changes in estimates and assumptions used in determining the fair value of our acquired IPR&D could result in an impairment. Impairments are recorded within amortization and impairment of acquired intangible assets in our consolidated statements of income. Assets that have been previously impaired, including our vixotrigine (BIIB074) program for the potential treatment of neuropathic pain, such as trigeminal neuralgia (TGN), could become further impaired in the future.
Goodwill
Goodwill represents the difference between the purchase price and the fair value of the identifiable tangible and intangible net assets when accounted for using the purchase method of accounting. Goodwill is not amortized, but is reviewed for impairment. Goodwill is reviewed for impairment annually, as of October 31, and whenever events or changes in circumstances indicate that the carrying value of the goodwill may not be recoverable.
We compare the fair value of our reporting unit to its carrying value. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of our reporting unit, we would record an impairment loss equal to the difference. As described in Note 24, Segment Information, to these consolidated financial statements, we operate in one operating segment, which is our only reporting unit.
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
For additional information on our derivative instruments and hedging activities, please read Note 9, Derivative Instruments, to these consolidated financial statements.
Translation of Foreign Currencies
The functional currency for most of our foreign subsidiaries is their local currency. For our non-U.S. subsidiaries that transact in a functional currency other than the U.S. dollar, assets and liabilities are translated at current rates of exchange at the balance sheet date. Income and expense items are translated at the average foreign currency

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Accounting for Share-Based Compensation
Our share-based compensation programs grant awards that have included stock options, restricted stock units that vest based on stock performance known as market stock units (MSUs), performance-vested restricted stock units that settle in cash (CSPUs), time-vested restricted stock units (RSUs), performance-vested restricted stock units that can be settled in cash or shares of our common stock (PUs) at the sole discretion of the Compensation and Management Development Committee of our Board of Directors, performance-vested stock units that settle in stock or cash (PSUs) and shares issued under our employee stock purchase plan (ESPP). Compensation expense is recognized based on the estimated fair value of the awards at grant date. We recognize compensation expense for the number of awards expected to vest after taking into consideration an estimate of award forfeitures over the requisite service period, which is generally the vesting period. Where awards are made with non-substantive vesting periods (for instance, where a portion of the award vests upon retirement eligibility), we estimate and recognize expense based on the period from the grant date to the date the employee becomes retirement eligible.
The fair values of our MSUs are estimated using a lattice model with a Monte Carlo simulation. We apply an accelerated attribution method to recognize share-based compensation expense over the applicable service period for our MSUs. The probability of actual shares expected to be earned is considered in the grant date valuation, therefore the expense is not adjusted to reflect the actual units earned.
The fair values of our RSUs are based on the market value of our stock on the date of grant. Compensation expense for RSUs is recognized straight-line over the applicable service period.
We apply an accelerated attribution method to recognize share-based compensation expense when accounting for our CSPUs, PUs and PSUs that settle in cash, and the fair value of the liability is remeasured at the end of each reporting period through expected settlement. Compensation expense associated with CSPUs, PUs and PSUs that settle in cash are based upon the stock price and the number of units expected to be earned after assessing the probability that certain performance criteria will be met and the targeted payout level associated with the performance criteria expected to be achieved. Cumulative adjustments are recorded each quarter to reflect changes in the stock price and estimated outcome of the performance-related conditions until the date results are determined and settled. If performance criteria are not met or not expected to be met, any compensation expense previously recognized to date associated with the awards will be reversed.
The fair values of PSUs that settle in stock are based upon the stock price on the date of grant. Compensation expense is recognized for the number of units expected to be earned after assessing the probability that certain performance criteria will be met and the targeted payout level associated with the performance criteria expected to be achieved. Cumulative adjustments are recorded each quarter to reflect the estimated outcome of the performance-related conditions until the date results are determined and settled. If performance criteria are not met or not expected to be met, any compensation expense previously recognized to date associated with the awards will be reversed.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Research and Development Expenses
Research and development expenses consist of expenses incurred in performing research and development activities, which include compensation and benefits, facilities and overhead expenses, clinical trial expenses and fees paid to contract research organizations (CROs), clinical supply and manufacturing expenses, write-offs of inventory that was previously capitalized in anticipation of product launch and determined to no longer be realizable and other outside expenses and upfront fees and milestones paid to third-party collaborators. Research and development expenses are expensed as incurred. Upfront and milestone payments made to third-party collaborators are expensed as incurred up to the point of regulatory approval. Milestone payments made upon regulatory approval are capitalized and amortized over the remaining useful life of the related product. Payments we make for research and development services prior to the services being rendered are recorded as prepaid assets in our consolidated balance sheets and are expensed as the services are provided. We also accrue the costs of ongoing clinical trials associated with programs that have been terminated or discontinued for which there is no future economic benefit at the time the decision is made to terminate or discontinue the program.
From time to time, we enter into development agreements in which we share expenses with a collaborative partner. We record payments received from our collaborative partners for their share of the development costs as a reduction of research and development expense, except as discussed in Note 18, Collaborative and Other Relationships, to these consolidated financial statements. Because an initial indication has been approved for both RITUXAN and GAZYVA, expenses incurred by Genentech in the ongoing development of RITUXAN and GAZYVA are not recorded as research and development expense, but rather reduce our share of profits recorded as a component of revenues from anti-CD20 therapeutic programs.
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
Advertising costs are expensed as incurred. For the years ended December 31, 2019, 2018 and 2017, advertising costs totaled $79.2 million, $90.2 million and $75.2 million, respectively.
Income Taxes
The provision for income taxes includes federal, state, local and foreign taxes. Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences of temporary differences between the financial statement carrying amounts and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which the temporary differences are expected to be recovered or settled. We evaluate the realizability of our deferred tax assets and establish a valuation allowance when it is more likely than not that all or a portion of deferred tax assets will not be realized. We recognize deferred taxes associated with our global intangible low-taxed income (GILTI) tax calculations.
The income tax consequences from the intra-entity transfers of inventory within our consolidated group, both current and deferred, are recorded as a prepaid tax or deferred charge and recognized through our consolidated statements of income when the inventory is sold to a third party.
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
We adopted this standard on January 1, 2018, using the modified retrospective method, through a cumulative-effect adjustment to retained earnings as of that date. Upon adoption, we recognized additional net deferred tax assets of approximately $0.5 billion, offset by a corresponding net increase to retained earnings of approximately $0.5 billion. In the fourth quarter of 2018, when we elected to begin recognizing deferred taxes on the GILTI tax calculation, we recorded an additional deferred tax liability of $0.4 billion with a corresponding reduction to

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

our retained earnings as these differences are related to intra-entity transactions. We will recognize incremental deferred income tax expense thereafter as these deferred tax assets and liabilities are utilized.
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
Contingencies
We are currently involved in various claims and legal proceedings. Loss contingency provisions are recorded if the potential loss from any claim, asserted or unasserted, or legal proceeding is considered probable and the amount can be reasonably estimated or a range of loss can be determined. These accruals represent management’s best estimate of probable loss. Disclosure also is provided when it is reasonably possible that a loss will be incurred or when it is reasonably possible that the amount of a loss will exceed the recorded provision. On a quarterly basis, we review the status of each significant matter and assess its potential financial exposure. Significant judgment is required in both the determination of probability and as to whether an exposure is reasonably estimable. Because of uncertainties related to these matters, accruals are based only on the best information available at the time. As additional information becomes available, we reassess the potential liability related to pending claims and litigation and may change our estimates.
Earnings per Share
Basic earnings per share is computed by dividing undistributed net income attributable to Biogen Inc. by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed based on the treasury method by dividing net income by the weighted-average number of common shares outstanding during the period plus potentially dilutive common equivalent shares outstanding.
New Accounting Pronouncements
From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that we adopt as of the specified effective date. Unless otherwise discussed below, we do not believe that the adoption of recently issued standards have or may have a material impact on our consolidated financial statements or disclosures.
Leases
In February 2016 the FASB issued the new leasing standards to increase transparency and comparability among organizations related to their leasing activities. For additional information on the adoption of the new leasing standards, please read the section titled Lease above, and Note 11, Leases, to these consolidated financial statements.
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
Based on the composition of our investment portfolio, accounts receivable and other financial assets, current market conditions and historical credit loss activity, the adoption of these standards are not expected to have a material impact on our consolidated financial position and results of operations and related disclosures.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Fair Value Measurements
In August 2018 the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. This standard modifies certain disclosure requirements on fair value measurements. This standard became effective for us on January 1, 2020. The adoption of this standard will not have a material impact on our disclosures.
Derivative Instruments and Hedging Activities
In October 2018 the FASB issued ASU No. 2018-16, Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes. This standard permits use of the OIS rate based on the SOFR as a U.S. benchmark interest rate for hedge accounting purposes under ASC 815, Derivatives and Hedging. This standard became effective for us on January 1, 2019, and did not have an impact on our consolidated results of operations or financial position.
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

This standard became effective for us on January 1, 2020. A retrospective transition approach is required for either all contracts or only for contracts that are not completed at the date of initial application of ASC 606, with a cumulative adjustment to opening retained earnings, as of January 1, 2018. The adoption of this standard did not have a material impact on our consolidated financial position, results of operations and related disclosures.
2.        Acquisitions
Acquisition of Nightstar Therapeutics plc
In June 2019 we completed our acquisition of all of the outstanding shares of Nightstar Therapeutics plc (NST), a clinical-stage gene therapy company focused on adeno-associated virus treatments for inherited retinal disorders. As a result of this acquisition, we added two mid- to late-stage clinical assets, as well as preclinical programs, in ophthalmology. These assets include BIIB111 (timrepigene emparvovec), which is in Phase 3 development for the potential treatment of choroideremia, a rare, degenerative, X-linked inherited retinal disorder that leads to blindness and currently has no approved treatments, and BIIB112 (RPGR gene therapy), which is in Phase 2/3 development for the potential treatment of X-linked retinitis pigmentosa, which is a rare inherited retinal disease with no currently approved treatments.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Under the terms of the acquisition, we paid NST shareholders $25.50 in cash for each issued and outstanding NST share, which totaled $847.6 million. In addition, we paid $4.6 million in cash for equity compensation, which is attributable to pre-combination services and is reflected as a component of the total purchase price paid. The fair value of equity compensation attributable to the post-combination service period was $26.2 million, of which $18.4 million was recognized as a charge to selling, general and administrative expense with the remaining $7.8 million as a charge to research and development expense in our consolidated statements of income. These amounts were associated with the accelerated vesting of stock options previously granted to NST employees and were fully paid in cash as of June 30, 2019. We funded this acquisition through available cash and accounted for it as an acquisition of a business.
We finalized purchase accounting for this acquisition in the fourth quarter of 2019. The following table summarizes the fair values of the separately identifiable assets acquired and liabilities assumed:

(In millions)
Cash and cash equivalents	$107.8
Marketable securities	7.5
In-process research and development intangible assets	700.0
Goodwill	117.5
Deferred tax liability	(81.9)
Other, net	1.3
Total purchase price	$852.2

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
We have recognized goodwill in relation to the fair value associated with NST workforce's expertise and early research in retinal disorders. We also recognized goodwill in relation to the establishment of a deferred tax liability for the acquired IPR&D intangible assets, which have no tax basis. This deferred tax liability is net of the related impacts on the deferred taxes for GILTI. Goodwill that is tax deductible for GILTI purposes is approximately $35.5 million.
Pro forma results of operations as a result of this acquisition have not been presented as this acquisition is not material to our consolidated statements of income. Subsequent to June 7, 2019, the acquisition date, our results of operations include the results of operations of NST.
BIIB100 Acquisition
In January 2018 we acquired BIIB100 (XP01 inhibitor) from Karyopharm Therapeutics Inc. (Karyopharm). BIIB100 is a Phase 1 investigational oral compound for the treatment of certain neurological and neurodegenerative diseases, primarily in ALS. BIIB100 is a novel therapeutic candidate that works by inhibiting a protein known as XPO1, with the goal of reducing inflammation and neurotoxicity, along with increasing neuroprotective responses.
We accounted for this transaction as an asset acquisition as the value being acquired primarily relates to a single asset. In connection with the closing of this transaction, we made an upfront payment of $10.0 million to Karyopharm, which was recorded as acquired IPR&D in our consolidated statements of income as BIIB100 had not yet reached technological feasibility. We may also pay Karyopharm up to $207.0 million in additional milestone payments as well as tiered royalties on potential net commercial sales in the mid-single digit to low-teen percentages.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

BIIB104 Acquisition
In April 2018 we acquired BIIB104 (AMPA) from Pfizer Inc. (Pfizer). BIIB104 is a first-in-class, Phase 2b ready AMPA receptor potentiator for cognitive impairment associated with schizophrenia. AMPA receptors mediate fast excitatory synaptic transmission in the central nervous system, a process which can be disrupted in a number of neurological and psychiatric diseases, including schizophrenia.
We accounted for this transaction as an asset acquisition as the value being acquired primarily relates to a single asset. In connection with the closing of this transaction, we made an upfront payment of $75.0 million to Pfizer, which was recorded as acquired IPR&D in our consolidated statements of income as BIIB104 had not yet reached technological feasibility. We may also pay Pfizer up to $515.0 million in additional development and commercialization milestone payments as well as tiered royalties on potential net commercial sales in the low to mid-teen percentages.
TMS Co., Ltd.
In June 2018 we entered into an exclusive option agreement with TMS Co., Ltd. (TMS) granting us the option to acquire TMS-007, a plasminogen activator with a novel mechanism of action associated with breaking down blood clots, which is in Phase 2 development in Japan, and backup compounds for the treatment of stroke. In exchange for the purchase option, we made a $4.0 million upfront payment to TMS, which was recorded as research and development expense in our consolidated statements of income as TMS-007 had not yet reached technological feasibility.
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
BIIB110 Acquisition
In July 2018 we acquired BIIB110 (ActRIIA/B ligand trap) and ALG-802 from AliveGen Inc. (AliveGen). BIIB110 and ALG-802 represent novel ways of targeting the myostatin pathway. We initially plan to study BIIB110 in multiple neuromuscular indications, including SMA and ALS.
We accounted for this transaction as an asset acquisition as the value being acquired primarily relates to a single asset. In connection with the closing of this transaction, we made an upfront payment of $27.5 million to AliveGen, which was recorded as acquired IPR&D in our consolidated statements of income as BIIB110 had not yet reached technological feasibility. We may also pay AliveGen up to $535.0 million in additional development and commercialization milestones.
BIIB093 Acquisition
In May 2017 we acquired BIIB093 (glibencamide IV) from Remedy Pharmaceuticals Inc. (Remedy). BIIB093 is in a Phase 3 study for large hemispheric infarction (LHI), a severe form of ischemic stroke where brain swelling (cerebral edema) often leads to a disproportionately large share of stroke-related morbidity and mortality. The U.S. Food and Drug Administration (FDA) granted BIIB093 orphan drug designation for severe cerebral edema in patients with acute ischemic stroke. The FDA has also granted BIIB093 fast track designation.
We are responsible for the future development and commercialization of BIIB093 and Remedy may share in the cost of development for the target indication for BIIB093 in LHI stroke.
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

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.    Divestitures
Divestiture of Hillerød, Denmark Manufacturing Operations
In August 2019 we completed the sale of all of the outstanding shares of our subsidiary that owned our biologics manufacturing operations in Hillerød, Denmark to FUJIFILM Corporation (FUJIFILM). Upon the closing of this transaction, we received approximately $881.9 million in cash, which may be adjusted based on other contractual terms, which are discussed below. We determined that the operations disposed of in this transaction did not meet the criteria to be classified as discontinued operations under the applicable guidance.
As part of this transaction, we have provided FUJIFILM with certain minimum batch production commitment guarantees. There is a risk that the minimum contractual batch production commitments will not be met. Based upon current estimates we expect to incur an adverse commitment obligation of approximately $74.0 million associated with such guarantees and have accrued for this obligation. We may adjust this estimate based upon changes in business conditions, which may result in the increase or reduction of this adverse commitment obligation in subsequent periods. We also may be obligated to indemnify FUJIFILM for liabilities that existed relating to certain business activities incurred prior to the closing of this transaction.
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
In connection with this transaction, we recognized a total net loss of approximately $164.4 million in our consolidated statements of income. This loss included a pre-tax loss of $95.5 million, which was recorded in loss on divestiture of Hillerød, Denmark manufacturing operations. The loss recognized was based on exchange rates and business conditions on the closing date of this transaction, and included costs to sell our Hillerød, Denmark manufacturing operations of approximately $11.2 million and our estimate of the fair value of an adverse commitment of approximately $114.0 million associated with the guarantee of future minimum batch production at the Hillerød facility. The value of this adverse commitment was determined using a probability-weighted estimate of future manufacturing activity. We also recorded a tax expense of $68.9 million related to this transaction. During the fourth quarter of 2019 we recorded a $40.2 million reduction in our estimate of the future minimum batch commitment utilizing our current manufacturing forecast, which reflects the impact of forecasted aducanumab batches, resulting in a reduction in the pre-tax loss on divestiture from $95.5 million to $55.3 million.
In addition, we sold to FUJIFILM $41.8 million of raw materials that were remaining at the Hillerød facility on the closing date of this transaction. These materials were sold at cost, which approximates fair value.
Our estimate of the fair value of the adverse commitment is a Level 3 measurement and is based on forecasted batch production at the Hillerød facility.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.    Revenues
Product Revenues
Revenues by product are summarized as follows:

	For the Years Ended December 31,
	2019			2018			2017
(In millions)	United States	Rest of World	Total	United States	Rest of World	Total	United States	Rest of World	Total
Multiple Sclerosis (MS):
TECFIDERA	$3,306.5	$1,126.2	$4,432.7	$3,253.2	$1,020.9	$4,274.1	$3,294.0	$920.0	$4,214.0
Interferon*	1,426.6	675.2	2,101.8	1,668.3	694.7	2,363.0	1,889.1	756.7	2,645.8
TYSABRI	1,041.8	850.4	1,892.2	1,025.0	839.0	1,864.0	1,113.8	859.3	1,973.1
VUMERITY	5.5	—	5.5	—	—	—	—	—	—
FAMPYRA	—	97.1	97.1	—	92.7	92.7	—	91.6	91.6
ZINBRYTA	—	—	—	—	1.4	1.4	—	52.7	52.7
Subtotal: MS Product Revenues	5,780.4	2,748.9	8,529.3	5,946.5	2,648.7	8,595.2	6,296.9	2,680.3	8,977.2

Spinal Muscular Atrophy:
SPINRAZA	933.4	1,163.6	2,097.0	854.0	870.2	1,724.2	657.0	226.7	883.7

Biosimilars:
BENEPALI	—	486.2	486.2	—	485.2	485.2	—	370.8	370.8
IMRALDI	—	184.0	184.0	—	16.7	16.7	—	—	—
FLIXABI	—	68.1	68.1	—	43.2	43.2	—	9.0	9.0
Subtotal: Biosimilar product revenues	—	738.3	738.3	—	545.1	545.1	—	379.8	379.8

Other:
FUMADERM	—	15.2	15.2	—	22.3	22.3	—	39.6	39.6

Hemophilia:
ELOCTATE	—	—	—	—	—	—	42.2	6.2	48.4
ALPROLIX	—	—	—	—	—	—	21.0	5.0	26.0
Subtotal: Hemophilia product revenues	—	—	—	—	—	—	63.2	11.2	74.4

Total product revenues	$6,713.8	$4,666.0	$11,379.8	$6,800.5	$4,086.3	$10,886.8	$7,017.1	$3,337.6	$10,354.7
*Interferon includes AVONEX and PLEGRIDY.
We recognized revenues from two wholesalers accounting for 30% and 17% of gross product revenues in 2019, 32% and 18% of gross product revenues in 2018 and 34% and 21% of gross product revenues in 2017, respectively.
As of December 31, 2019, two wholesale distributors individually accounted for approximately 24.1% and 13.9% of net accounts receivable associated with our product sales, as compared to 27.7% and 15.6% as of December 31, 2018, respectively.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

An analysis of the change in reserves for discounts and allowances is summarized as follows:

(In millions)	Discounts	Contractual Adjustments	Returns	Total
2019
Beginning balance	$127.8	$888.8	$34.7	$1,051.3
Current provisions relating to sales in current year	666.2	3,011.5	20.9	3,698.6
Adjustments relating to prior years	0.3	(54.1)	5.5	(48.3)
Payments/returns relating to sales in current year	(535.5)	(2,242.9)	(0.2)	(2,778.6)
Payments/returns relating to sales in prior years	(127.7)	(576.0)	(20.4)	(724.1)
Ending balance	$131.1	$1,027.3	$40.5	$1,198.9

(In millions)	Discounts	Contractual Adjustments	Returns	Total
2018
Beginning balance	$109.6	$606.0	$46.0	$761.6
Current provisions relating to sales in current year	679.3	2,686.7	23.1	3,389.1
Adjustments relating to prior years	(0.3)	(10.0)	(1.8)	(12.1)
Payments/returns relating to sales in current year	(551.7)	(1,887.6)	(1.1)	(2,440.4)
Payments/returns relating to sales in prior years	(109.1)	(506.3)	(31.5)	(646.9)
Ending balance	$127.8	$888.8	$34.7	$1,051.3

(In millions)	Discounts	Contractual Adjustments	Returns	Total
2017
Beginning balance	$71.6	$482.7	$51.2	$605.5
Current provisions relating to sales in current year	583.0	2,307.4	26.9	2,917.3
Adjustments relating to prior years	(0.1)	15.0	(8.9)	6.0
Payments/returns relating to sales in current year	(475.8)	(1,756.9)	(0.1)	(2,232.8)
Payments/returns relating to sales in prior years	(69.1)	(442.2)	(23.1)	(534.4)
Ending balance	$109.6	$606.0	$46.0	$761.6

The total reserves above, which are included in our consolidated balance sheets, are summarized as follows:

	As of December 31,
(In millions)	2019	2018
Reduction of accounts receivable	$197.8	$176.6
Component of accrued expenses and other	1,001.1	874.7
Total revenue-related reserves	$1,198.9	$1,051.3

Revenues from Anti-CD20 Therapeutic Programs
Revenues from anti-CD20 therapeutic programs are summarized in the table below. For purposes of this footnote we refer to RITUXAN and RITUXAN HYCELA collectively as RITUXAN.

	For the Years Ended December 31,
(In millions)	2019	2018	2017
Biogen's share of pre-tax profits in the U.S. for RITUXAN and GAZYVA, including the reimbursement of selling and development expenses	$1,542.4	$1,431.9	$1,316.4
Other revenues from anti-CD20 therapeutic programs	748.0	548.3	242.8
Total revenues from anti-CD20 therapeutic programs	$2,290.4	$1,980.2	$1,559.2

Approximately 16%, 15% and 13% of our total revenues in 2019, 2018 and 2017, respectively, are derived from our collaboration arrangements with Genentech. For additional information on our collaboration arrangements with Genentech, please read Note 18, Collaborative and Other Relationships, to these consolidated financial statements.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Revenues
Other revenues are summarized as follows:

	For the Years Ended December 31,
(In millions)	2019	2018	2017
Revenues from collaborative and other relationships:
(Loss) profit earned under our 50% share of the co-promotion losses on ZINBRYTA in the U.S. with AbbVie Inc.	$—	$(8.6)	$(16.9)
Revenues earned under our technical development services and manufacturing service agreements and royalty revenues on biosimilar products with Samsung Bioepis	106.2	96.4	42.7
Revenues earned under manufacturing services agreement on shipments of ELOCTA and ALPROLIX to Swedish Orphan Biovitrum AB (Sobi) and royalties from Sobi on sales of ELOCTA and ALPROLIX	—	—	10.7
Other royalty and corporate revenues:
Royalty	17.0	38.7	69.8
Other corporate	584.5	459.4	253.7
Total other revenues	$707.7	$585.9	$360.0

Other corporate revenues primarily reflect amounts earned under contract manufacturing agreements with our strategic customers, including Bioverativ Inc. (Bioverativ). During the years ended December 31, 2019, 2018 and 2017, we recognized $383.2 million, $206.7 million and $64.8 million, respectively, in revenues under the manufacturing and supply agreement with Bioverativ entered into in connection with the spin-off of our hemophilia business.
During the third quarter of 2019 we amended our agreement with a contract manufacturing customer. Under the amended agreement, we will license certain of our manufacturing-related intellectual property to the customer. We will be eligible to receive $500.0 million in a series of three payments. The first payment is due upon a regulatory achievement related to the customer's product manufactured using our manufacturing-related intellectual property, with subsequent payments payable upon the first and second anniversaries of the regulatory achievement. We expect the regulatory achievement to occur in 2020. If we earn this payment, we expect to allocate the consideration between the license for the manufacturing-related intellectual property and the manufacturing product supply services.
For additional information on our collaboration arrangements with AbbVie Inc. (AbbVie) and Samsung Bioepis, please read Note 18, Collaborative and Other Relationships, to these consolidated financial statements.
5.        Inventory
The components of inventory are summarized as follows:

	As of December 31,
(In millions)	2019	2018
Raw materials	$169.7	$196.3
Work in process	460.0	606.7
Finished goods	174.5	133.5
Total inventory	$804.2	$936.5

Balance Sheet Classification:
Inventory	$804.2	$929.9
Investments and other assets	—	6.6
Total inventory	$804.2	$936.5

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During 2019 we sold to Bioverativ hemophilia-related inventory on hand as of December 31, 2018, with a cost basis totaling $184.5 million pursuant to the terms of the manufacturing and supply agreement with Bioverativ entered into in connection with the spin-off of our hemophilia business.
Long-term inventory, which primarily consists of work in process, is included in investments and other assets in our consolidated balance sheets.
Inventory amounts written down as a result of excess, obsolescence, unmarketability or other reasons are charged to cost of sales, and totaled $52.2 million, $41.9 million and $76.9 million for the years ended December 31, 2019, 2018 and 2017, respectively.
Divestiture of Hillerød, Denmark Manufacturing Operations
In August 2019 we completed the sale of all of the outstanding shares of our subsidiary that owned our biologics manufacturing operations in Hillerød, Denmark to FUJIFILM. This transaction included the sale of $14.0 million of work in process inventory.
In addition, we sold to FUJIFILM approximately $41.8 million of raw materials that were remaining at the Hillerød facility on the closing date of this transaction. These materials were sold at cost, which approximates fair value.
For additional information on the divestiture of our Hillerød, Denmark manufacturing operations, please read Note 3, Divestitures, to these consolidated financial statements.
6.        Intangible Assets and Goodwill
Intangible Assets
Intangible assets, net of accumulated amortization, impairment charges and adjustments are summarized as follows:

		As of December 31, 2019			As of December 31, 2018
(In millions)	Estimated Life	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Completed technology	4-28 years	$7,379.3	$(4,881.4)	$2,497.9	$7,187.3	$(4,607.3)	$2,580.0
In-process research and development	Indefinite until commercialization	965.5	—	965.5	476.0	—	476.0
Trademarks and trade names	Indefinite	64.0	—	64.0	64.0	—	64.0
Total intangible assets		$8,408.8	$(4,881.4)	$3,527.4	$7,727.3	$(4,607.3)	$3,120.0

Amortization and Impairments
Amortization and impairments of acquired intangible assets totaled $489.9 million, $747.3 million and $814.7 million for the years ended December 31, 2019, 2018 and 2017, respectively. Amortization of acquired intangible assets, excluding impairment charges, totaled $274.0 million, $381.2 million and $455.3 million for the years ended December 31, 2019, 2018 and 2017, respectively. The decrease in amortization of acquired intangible assets, excluding impairment charges, over the three years was primarily due to a lower rate of amortization for acquired intangible assets, primarily due to prior year impairments.
For the year ended December 31, 2019, amortization and impairments of acquired intangible assets reflects the impact of a $215.9 million impairment charge to reduce the fair value of IPR&D assets associated with BG00011 (STX-100) to zero, as discussed below.
Amortization and impairments of acquired intangible assets for the year ended December 31, 2018, reflects the impact of impairment charges related to certain IPR&D assets associated with our vixotrigine program totaling $189.3 million, as discussed below.
Amortization and impairments of acquired intangible assets for the years ended December 31, 2018 and 2017, reflect the impact of impairment charges of $176.8 million and $328.2 million, respectively, related to our intangible

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assets associated with our U.S. license to Forward Pharma's intellectual property, including Forward Pharma's intellectual property related to TECFIDERA.
Completed Technology
Completed technology primarily relates to our acquisition of all remaining rights to TYSABRI from Elan. The net book value of the TYSABRI asset as of December 31, 2019, was $1.8 billion.
Completed technology also includes $155.0 million in milestone payments made to Alkermes Pharma Ireland Limited, a subsidiary of Alkermes plc (Alkermes), following the approval of VUMERITY in the U.S. in October 2019, technology related to our AVONEX product, which we recorded in connection with the merger of Biogen, Inc. and IDEC Pharmaceuticals Corporation in 2003, our rest of world license to Forward Pharma's intellectual property, including Forward Pharma's intellectual property related to TECFIDERA, as discussed below, and other amounts related to our other marketed products and other programs acquired through business combinations.
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
We had an intellectual property dispute with Forward Pharma in the U.S. concerning intellectual property related to TECFIDERA.
In March 2017 the U.S. intellectual property dispute was decided in our favor. Forward Pharma appealed to the U.S. Court of Appeals for the Federal Circuit. We evaluated the recoverability of the U.S. asset acquired from Forward Pharma and recorded a $328.2 million impairment charge in the first quarter of 2017 to adjust the carrying value of the acquired U.S. asset to fair value reflecting the impact of the developments in the U.S. legal dispute and continued to amortize the remaining net book value of the U.S. intangible asset in our consolidated statements of income utilizing an economic consumption model. The U.S. Court of Appeals for the Federal Circuit upheld the U.S. Patent and Trademark Office’s March 2017 ruling and in January 2019 denied Forward Pharma's petition for rehearing. We evaluated the recoverability of the U.S. asset based upon these most recent developments and recorded a $176.8 million impairment charge in the fourth quarter of 2018 to reduce the remaining net book value of the U.S. asset to zero.
We have an intellectual property dispute with Forward Pharma in the European Union (E.U.) concerning intellectual property related to TECFIDERA.
In March 2018 the European Patent Office (EPO) revoked Forward Pharma’s European Patent No. 2 801 355. Forward Pharma has filed an appeal to the Technical Boards of Appeal of the EPO and a hearing has been set for June 2020. Based upon our assessment of this ruling, we continue to amortize the remaining net book value of the rest of world intangible asset in our consolidated statements of income utilizing an economic consumption model. The remaining net book value of the TECFIDERA rest of world intangible asset as of December 31, 2019, was $36.1 million.
For additional information on the dispute with Forward Pharma in the E.U., please read Note 20, Litigation, to these consolidated financial statements.
IPR&D Related to Business Combinations
IPR&D represents the fair value assigned to research and development assets that we acquired as part of a business combination and had not yet reached technological feasibility at the date of acquisition. Upon commercialization, we will determine the estimated useful life and amortize these amounts based upon an economic consumption method. The carrying value associated with our IPR&D assets as of December 31, 2019 and 2018, relates to the various IPR&D programs we acquired in connection with our acquisitions of NST, Convergence Pharmaceuticals Holdings Limited (Convergence), Stromedix Inc. (Stromedix) and Biogen International Neuroscience GmbH (BIN) in 2019, 2015, 2012 and 2010, respectively. IPR&D balances include adjustments related to foreign currency exchange rate fluctuations.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

An analysis of anticipated lifetime revenues and anticipated development costs is performed annually during our long-range planning cycle, which was most recently updated in the second quarter of 2019. This analysis is based upon certain assumptions that we evaluate on a periodic basis, including anticipated future product sales, the expected impact of changes in the amount of development costs and the probabilities of our programs succeeding, the introduction of new products by our competitors and changes in our commercial and pipeline product candidates.
In connection with our acquisition of NST in June 2019, we acquired IPR&D programs with an estimated fair value of $700.0 million. For additional information on our acquisition of NST, please read Note 2, Acquisitions, to these consolidated financial statements.
BG00011
During the third quarter of 2019 we discontinued the Phase 2b study of BG00011 for the potential treatment of idiopathic pulmonary fibrosis (IPF) due to safety concerns. As a result, we recognized an impairment charge of approximately $215.9 million during the third quarter of 2019 to reduce the fair value of the IPR&D intangible asset to zero. We also adjusted the value of our contingent consideration obligations related to this asset resulting in a gain of $61.2 million in the third quarter of 2019.
Vixotrigine
During the third quarter of 2018 we completed a Phase 2b study of vixotrigine for the potential treatment of painful lumbosacral radiculopathy (PLSR). The study did not meet its primary or secondary efficacy endpoints and we discontinued development of vixotrigine for the potential treatment of PLSR. As a result, we recognized an impairment charge of approximately $60.0 million during the third quarter of 2018 to reduce the fair value of the related IPR&D intangible asset to zero.
In addition, we delayed the initiation of the Phase 3 studies of vixotrigine for the potential treatment of TGN as we awaited the outcome of ongoing interactions with the FDA regarding the design of the Phase 3 studies, a more detailed review of the data from the Phase 2b study of vixotrigine for the potential treatment of PLSR and insights from the Phase 2 study of vixotrigine for the potential treatment of small fiber neuropathy. We reassessed the fair value of the TGN program using reduced expected lifetime revenues, higher expected clinical development costs and lower cumulative probability of success. As a result of that reassessment, we recognized an impairment charge of $129.3 million during the third quarter of 2018 to reduce the fair value of the TGN IPR&D intangible asset to $41.8 million.
The IPR&D impairment charges were included in amortization and impairment of acquired intangible assets and the gain resulting from the remeasurement of our contingent consideration obligation was recorded in (gain) loss on fair value remeasurement of contingent consideration in our consolidated statements of income. The fair value of the intangible assets and contingent consideration obligations were based on a probability-adjusted discounted cash flow calculation using Level 3 fair value measurements and inputs including estimated revenues, costs and probabilities of success.
Estimated Future Amortization of Intangible Assets
Our most recent long-range planning cycle was completed in the second quarter of 2019. Based upon this most recent analysis, the estimated future amortization of acquired intangible assets for the next five years is expected to be as follows:

(In millions)	As of December 31, 2019
2020	$260.0
2021	220.0
2022	225.0
2023	230.0
2024	220.0

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill
The following table provides a roll forward of the changes in our goodwill balance:

	As of December 31,
(In millions)	2019	2018
Goodwill, beginning of year	$5,706.4	$4,632.5
Increase to goodwill	117.5	1,080.1
Elimination of goodwill allocated to Hillerød, Denmark manufacturing operations	(69.5)	—
Other	3.4	(6.2)
Goodwill, end of year	$5,757.8	$5,706.4

The increase to goodwill during 2019 was related to our acquisition of NST. For additional information on our acquisition of NST, please read Note 2, Acquisitions, to these consolidated financial statements.
The increase to goodwill during 2018 was related to $1.2 billion in contingent milestones achieved (exclusive of $119.9 million in tax benefits) and payable to the former shareholders of Fumapharm AG and holders of their rights. In the fourth quarter of 2018 we achieved the $20.0 billion cumulative sales level threshold and accrued the final contingent payment of $300.0 million related to FUMADERM and TECFIDERA (together, the Fumapharm Products), which was paid in the first quarter of 2019.
The elimination of goodwill represents an allocation based upon the relative fair value of our Hillerød, Denmark manufacturing operations at the divestiture date. In connection with the divestiture of our Hillerød, Denmark manufacturing operations, our remaining goodwill was reviewed for impairment, and based upon this review, no impairments were recognized. For additional information on the divestiture of our Hillerød, Denmark manufacturing operations, please read Note 3, Divestitures, to these consolidated financial statements.
As of December 31, 2019, we had no accumulated impairment losses related to goodwill.
Other includes changes related to foreign currency exchange rate fluctuations.
7.        Fair Value Measurements
The tables below present information about our assets and liabilities that are regularly measured and carried at fair value and indicate the level within the fair value hierarchy of the valuation techniques we utilized to determine such fair value:

As of December 31, 2019 (In millions)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$2,541.1	$—	$2,541.1	$—
Marketable debt securities:
Corporate debt securities	1,695.1	—	1,695.1	—
Government securities	1,013.9	—	1,013.9	—
Mortgage and other asset backed securities	261.3	—	261.3	—
Marketable equity securities	337.5	7.9	329.6	—
Derivative contracts	43.8	—	43.8	—
Plan assets for deferred compensation	27.7	—	27.7	—
Total	$5,920.4	$7.9	$5,912.5	$—
Liabilities:
Derivative contracts	$8.3	$—	$8.3	$—
Contingent consideration obligations	346.1	—	—	346.1
Total	$354.4	$—	$8.3	$346.1

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2018 (In millions)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$705.5	$—	$705.5	$—
Marketable debt securities:
Corporate debt securities	2,459.2	—	2,459.2	—
Government securities	969.6	—	969.6	—
Mortgage and other asset backed securities	260.5	—	260.5	—
Marketable equity securities	615.4	51.7	563.7	—
Derivative contracts	66.9	—	66.9	—
Plan assets for deferred compensation	25.4	—	25.4	—
Total	$5,102.5	$51.7	$5,050.8	$—
Liabilities:
Derivative contracts	$24.6	$—	$24.6	$—
Contingent consideration obligations	409.8	—	—	409.8
Total	$434.4	$—	$24.6	$409.8

There have been no changes in valuation techniques or transfers between fair value measurement levels during the years ended December 31, 2019 and 2018. The fair value of Level 2 instruments classified as cash equivalents, marketable debt securities and our marketable equity security investment in Ionis Pharmaceuticals, Inc. (Ionis) were determined through third-party pricing services or an option pricing valuation model. For additional information on our collaboration arrangements with Ionis, please read Note 18, Collaborative and Other Relationships, to these consolidated financial statements. For a description of our validation procedures related to prices provided by third-party pricing services and our option pricing valuation model, please read Note 1, Summary of Significant Accounting Policies - Fair Value Measurements, to these consolidated financial statements.
Debt Instruments
The fair values of our debt instruments, which are Level 2 liabilities, are summarized as follows:

	As of December 31,
(In millions)	2019	2018
2.900% Senior Notes due September 15, 2020	$1,509.6	$1,489.5
3.625% Senior Notes due September 15, 2022	1,038.9	1,000.4
4.050% Senior Notes due September 15, 2025	1,897.2	1,745.1
5.200% Senior Notes due September 15, 2045	2,107.9	1,802.6
Total	$6,553.6	$6,037.6

Contingent Consideration Obligations
In connection with our acquisitions of Convergence, Stromedix and BIN in 2015, 2012 and 2010, respectively, we agreed to make additional payments based upon the achievement of certain milestone events. The following table provides a roll forward of the fair values of our contingent consideration obligations, which includes Level 3 measurements:

	As of December 31,
(In millions)	2019	2018
Fair value, beginning of year	$409.8	$523.6
Changes in fair value	(63.7)	(12.3)
Payments and other	—	(101.5)
Fair value, end of year	$346.1	$409.8

As of December 31, 2019 and 2018, approximately $197.7 million and $265.0 million, respectively, of the fair value of our total contingent consideration obligations was reflected as a component of other long-term liabilities in

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

our consolidated balance sheets with the remaining balance reflected as a component of accrued expenses and other.
For the year ended December 31, 2019, changes in the fair value of our contingent consideration obligations were primarily due to the discontinuation of the Phase 2b study of BG00011 for the potential treatment of IPF resulting in a reduction of our contingent consideration obligations of $61.2 million, partially offset by changes in the probability and expected timing of achievement of certain developmental milestones, a decrease in interest rates used to revalue our contingent consideration liabilities and the passage of time.
For the year ended December 31, 2018, changes in the fair value of our contingent consideration obligations were primarily due to delays in the expected timing of achievement of milestones related to the TGN program and an increase in discount rates used to revalue our contingent consideration liabilities, partially offset by the passage of time. For the year ended December 31, 2018, payments and other reflects an $81.5 million milestone payment made to the former shareholders of Stromedix.
The fair values of the contingent consideration liabilities were based on a probability-adjusted discounted cash flow calculation using Level 3 fair value measurements and inputs including estimated revenues and probabilities of success. For additional information on the valuation techniques and inputs utilized in the valuation of our financial assets and liabilities, please read Note 1, Summary of Significant Accounting Policies, to these consolidated financial statements.
Convergence Pharmaceuticals Holdings Limited
In connection with our acquisition of Convergence in February 2015 we recorded a contingent consideration obligation of $274.5 million. As of December 31, 2019 and 2018, the fair value of this contingent consideration obligation was $244.6 million and $246.6 million, respectively. Our most recent valuation was determined based upon net cash flow projections of $400.0 million, probability weighted and discounted using a rate of 2.1%, which is a measure of the credit risk associated with settling the liability.
For 2019 compared to 2018, the net decrease in our contingent consideration obligation was primarily due to changes in the expected timing and probabilities of success related to the achievement of certain developmental milestones, partially offset by a decrease in discount rates used to revalue our contingent consideration liabilities and the passage of time. Accrued expenses and other in our consolidated balances sheets include $148.5 million as we expect to make the payment within one year.
Stromedix Inc.
In connection with our acquisition of Stromedix in March 2012 we recorded a contingent consideration obligation of $122.2 million. During the third quarter of 2019 we discontinued the Phase 2b study of BG00011 for the potential treatment of IPF due to safety concerns. As a result, we adjusted the fair value of this contingent consideration obligation to zero, resulting in a gain of $61.2 million in the third quarter of 2019. As of December 31, 2018, the fair value of this contingent consideration obligation was $83.0 million.
Biogen Idec International Neuroscience GmbH
In connection with our acquisition of BIN in December 2010 we recorded a contingent consideration obligation of $81.2 million. As of December 31, 2019 and 2018, the fair value of this contingent consideration obligation was $101.5 million and $80.2 million, respectively. Our most recent valuation was determined based upon net cash outflow projections of $335.0 million, probability weighted and discounted using a rate of 2.3%, which is a measure of the credit risk associated with settling the liability.
For 2019 compared to 2018, the net increase in our contingent consideration obligation was primarily due to changes in the expected timing and probabilities of success related to the achievement of certain developmental milestones, a decrease in discount rates used to revalue our contingent consideration liabilities and the passage of time. No amounts are reflected as a current liability in our consolidated balance sheets at December 31, 2019, as we do not expect to make a payment in the next year.
Acquired IPR&D
The fair values of the acquired IPR&D assets were based on a probability-adjusted discounted cash flow calculation using Level 3 fair value measurements and inputs including estimated revenues and probabilities of success. These assets are tested for impairment annually until commercialization, after which time the acquired

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

IPR&D will be amortized over its estimated useful life using the economic consumption method. In connection with our acquisition of Stromedix, we recognized a $219.2 million acquired IPR&D intangible asset. During the third quarter of 2019 we discontinued the Phase 2b study of BG00011 for the potential treatment of IPF due to safety concerns and recognized an impairment charge of $215.9 million to reduce the fair value of the IPR&D intangible asset to zero. In connection with our acquisition of Convergence we recognized a $424.6 million acquired IPR&D intangible asset. During the third quarter of 2018 we recognized impairment charges related to certain IPR&D assets associated with our vixotrigine program totaling $189.3 million. For additional information on our IPR&D intangible assets, including a discussion of our most significant assumptions, please read Note 6, Intangible Assets and Goodwill, to these consolidated financial statements.
8.    Financial Instruments
The following table summarizes our financial assets with maturities of less than 90 days from the date of purchase included in cash and cash equivalents in our consolidated balance sheets:

	As of December 31,
(In millions)	2019	2018
Commercial paper	$384.4	$231.2
Overnight reverse repurchase agreements	368.8	—
Money market funds	1,628.5	279.5
Short-term debt securities	159.4	194.8
Total	$2,541.1	$705.5

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
Marketable equity securities gains (losses) are recorded in other income (expense), net in our consolidated statements of income. The following tables summarize our marketable debt and equity securities, classified as available for sale:

As of December 31, 2019 (In millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities
Current	$1,057.2	$1.0	$—	$1,058.2
Non-current	633.9	3.0	—	636.9
Government securities
Current	502.9	0.4	—	503.3
Non-current	510.1	0.8	(0.3)	510.6
Mortgage and other asset backed securities
Current	0.7	—	—	0.7
Non-current	260.2	0.8	(0.4)	260.6
Total marketable debt securities	$2,965.0	$6.0	$(0.7)	$2,970.3
Marketable equity securities, non-current	$218.4	$132.1	$(13.0)	$337.5

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2018 (In millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities
Current	$1,608.4	$—	$(0.9)	$1,607.5
Non-current	854.9	0.7	(3.9)	851.7
Government securities
Current	706.1	0.1	(0.4)	705.8
Non-current	264.0	0.1	(0.3)	263.8
Mortgage and other asset backed securities
Current	0.1	—	—	0.1
Non-current	260.5	0.4	(0.5)	260.4
Total marketable debt securities	$3,694.0	$1.3	$(6.0)	$3,689.3
Marketable equity securities, non-current	$496.2	$127.7	$(8.5)	$615.4

Summary of Contractual Maturities: Available-for-Sale Debt Securities
The estimated fair value and amortized cost of our marketable debt securities available-for-sale by contractual maturity are summarized as follows:

	As of December 31, 2019		As of December 31, 2018
(In millions)	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost
Due in one year or less	$1,562.2	$1,560.8	$2,313.4	$2,314.6
Due after one year through five years	1,234.5	1,230.4	1,232.7	1,235.9
Due after five years	173.6	173.8	143.2	143.5
Total marketable debt securities	$2,970.3	$2,965.0	$3,689.3	$3,694.0

The average maturity of our marketable debt securities available-for-sale as of December 31, 2019 and 2018, were 14 months and 12 months, respectively.
Proceeds from Marketable Debt Securities
The proceeds from maturities and sales of marketable debt securities and resulting realized gains and losses are summarized as follows:

	For the Years Ended December 31,
(In millions)	2019	2018	2017
Proceeds from maturities and sales	$6,007.0	$9,173.7	$5,565.9
Realized gains	$6.0	$3.2	$3.0
Realized losses	$1.5	$11.7	$22.4

Realized losses for the year ended December 31, 2019, primarily relate to sales of corporate bonds, agency mortgage-backed securities and other asset-backed securities. Realized losses for the year ended December 31, 2018, primarily relate to sales of corporate bonds, agency mortgage-backed securities and other asset-backed securities. Realized losses for the year ended December 31, 2017, primarily relate to impairments recognized on certain of our available-for-sale marketable debt securities, sales of agency mortgage-backed securities, corporate bonds and government securities.
Strategic Investments
As of December 31, 2019 and 2018, our strategic investment portfolio was comprised of investments totaling $393.9 million and $676.3 million, respectively, which are included in investments and other assets in our consolidated balance sheets.
Our strategic investment portfolio includes investments in equity securities of certain biotechnology companies, which are reflected within our disclosures included in Note 7, Fair Value Measurements, to these consolidated financial statements, venture capital funds where the underlying investments are in equity securities of certain biotechnology companies and non-marketable equity securities.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
The decrease in our strategic investment portfolio for the year ended December 31, 2019, primarily reflects our sale of a portion of our investment in Ionis common stock for approximately $382.0 million as well as our sale of our investment in a non-marketable equity security, partially offset by an increase in the fair value of our remaining investment in Ionis common stock.
For additional information on the June 2018 investment in Ionis common stock, please read Note 18, Collaborative and Other Relationships, to these consolidated financial statements.
Samsung Bioepis
In June 2018 we exercised our option under our joint venture agreement with Samsung BioLogics to increase our ownership percentage in Samsung Bioepis from approximately 5% to approximately 49.9%. The share purchase transaction was completed in November 2018 and, upon closing, we paid 759.5 billion South Korean won ($676.6 million) to Samsung BioLogics.
As of December 31, 2019 and 2018, the carrying value of our investment in Samsung Bioepis totaled 670.8 billion South Korean won ($580.2 million) and 759.5 billion South Korean won ($680.6 million), respectively, which is classified as a component of investments and other assets within our consolidated balance sheets.
For additional information on our collaboration arrangements with Samsung Bioepis, please read Note 18, Collaborative and Other Relationships, to these consolidated financial statements.
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
Foreign currency forward contracts in effect as of December 31, 2019 and 2018, had durations of 1 to 15 months and 1 to 12 months, respectively. These contracts have been designated as cash flow hedges and unrealized gains or losses on the portion of these foreign currency forward contracts that are included in the effectiveness test are reported in accumulated other comprehensive income (loss) (referred to as AOCI in the tables below). Realized gains and losses of such contracts are recognized in revenues when the sale of product in the currency being hedged is recognized and in operating expenses when the expense in the currency being hedged is recorded. We recognize all cash flow hedge reclassifications from accumulated other comprehensive income and fair value changes of excluded portions in the same line item in our consolidated statements of income that has been impacted by the hedged item.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The notional value of foreign currency forward contracts that were entered into to hedge forecasted revenues and operating expenses is summarized as follows:

	Notional Amount As of December 31,
Foreign Currency: (In millions)	2019	2018
Euro	$1,892.4	$1,701.4
British pound sterling	—	215.3
Swiss francs	—	131.4
Japanese yen	—	98.8
Canadian dollar	—	92.2
Total foreign currency forward contracts	$1,892.4	$2,239.1

The pre-tax portion of the fair value of these foreign currency forward contracts that were included in accumulated other comprehensive income (loss) in total equity reflected net gains of $0.5 million as of December 31, 2019, net gains of $27.3 million as of December 31, 2018, and net losses of $113.0 million as of December 31, 2017. We expect the net gains of $0.5 million to be settled over the next 15 months, of which $2.4 million of these gains are expected to be settled over the next 12 months, with any amounts in accumulated other comprehensive income (loss) to be reported as an adjustment to revenues or operating expenses. We consider the impact of our and our counterparties’ credit risk on the fair value of the contracts as well as the ability of each party to execute its contractual obligations. As of December 31, 2019 and 2018, credit risk did not change the fair value of our foreign currency forward contracts.
The following tables summarize the effect of foreign currency forward contracts designated as hedging instruments in our consolidated statements of income:

For the Years Ended December 31,
Net Gains/(Losses) Reclassified from AOCI into Operating Income (in millions)			Net Gains/(Losses) Recognized in Operating Income (in millions)
Location	2019	2018	Location	2019	2018
Revenues	$118.6	$(42.5)	Revenues	$2.9	$10.8
Operating expenses	$(3.3)	$0.2	Operating expenses	$0.2	$(0.1)

For the Years Ended December 31,
Net Gains/(Losses) Reclassified from AOCI into Operating Income (in millions)		Net Gains/(Losses) Recognized Directly into Net Income (in millions)
Location	2017	Location	2017
Revenues	$(32.5)	Other income (expense)	$8.9
Operating expenses	$0.6	Other income (expense)	$(0.2)

Interest Rate Contracts - Hedging Instruments
We have entered into interest rate lock contracts or interest rate swap contracts on certain borrowing transactions to manage our exposure to interest rate changes and to reduce our overall cost of borrowing.
Interest Rate Swap Contracts
In connection with the issuance of our 2.90% Senior Notes, as described in Note 12, Indebtedness, to these consolidated financial statements, we entered into interest rate swaps with an aggregate notional amount of $675.0 million, which expire on September 15, 2020. The interest rate swap contracts are designated as hedges of the fair value changes in our 2.90% Senior Notes attributable to changes in interest rates. The carrying value of our 2.90% Senior Notes as of December 31, 2019 and 2018, includes approximately $2.3 million and $14.5 million, respectively, related to changes in the fair value of these interest rate swap contracts. Since the specific terms and notional amount of the swaps match the debt being hedged, it is assumed to be a highly effective hedge and all changes in the fair value of the swaps are recorded as a component of our 2.90% Senior Notes with no net impact recorded in income. Any net interest payments made or received on the interest rate swap contracts are recorded as a component of interest expense in our consolidated statements of income.

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
In order to mitigate these currency fluctuations between the U.S. dollar and South Korean won, we have entered into foreign currency forward contracts. Foreign currency forward contracts in effect as of December 31, 2019, had remaining durations of 10 months. These contracts have been designated as net investment hedges. We recognize changes in the spot exchange rate in accumulated other comprehensive income (loss). The pre-tax portion of the fair value of these foreign currency forward contracts that were included in accumulated other comprehensive income (loss) in total equity reflected net losses of $1.5 million and $3.8 million as of December 31, 2019 and 2018, respectively. We exclude fair value changes related to the forward rate from our hedging relationship and will amortize the forward points in other income (expense), net in our consolidated statements of income over the term of the contract. The pre-tax portion of the fair value of the forward points that were included in accumulated other comprehensive income (loss) in total equity reflected gains of $2.9 million and $7.3 million as of December 31, 2019 and 2018, respectively.
The following table summarizes the effect of our net investment hedges in our consolidated financial statements:

For the Years Ended December 31,
Net Gains/(Losses) Recognized in Other Comprehensive Income (Effective Portion) (in millions)			Net Gains/(Losses) Recognized in Other Comprehensive Income (Amounts Excluded from Effectiveness Testing) (in millions)			Net Gains/(Losses) Recognized in Net Income (Amounts Excluded from Effectiveness Testing) (in millions)
Location	2019	2018	Location	2019	2018	Location	2019	2018
Gains (losses) on net investment hedge	$25.3	$(3.8)	Gains (losses) on net investment hedge	$3.3	$—	Other income (expense)	$7.0	$1.5

For additional information on our collaboration arrangements with Samsung Bioepis, please read Note 18, Collaborative and Other Relationships, to these consolidated financial statements.
Foreign Currency Forward Contracts - Other Derivative Instruments
We also enter into other foreign currency forward contracts, usually with durations of one month or less, to mitigate the foreign currency risk related to certain balance sheet positions. We have not elected hedge accounting for these transactions.
The aggregate notional amount of these outstanding foreign currency contracts as of December 31, 2019 and 2018, were $793.8 million and $735.1 million, respectively. Net losses of $5.9 million and net gains of $2.0 million and $4.5 million related to these contracts were recorded as a component of other income (expense), net, for the years ended December 31, 2019, 2018 and 2017, respectively.
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

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the fair value and presentation in our consolidated balance sheets of our outstanding derivative instruments, including those designated as hedging instruments:

(In millions)	Balance Sheet Location	Fair Value As of December 31, 2019	Fair Value As of December 31, 2018
Cash Flow Hedging Instruments:
Asset derivative instruments	Other current assets	$33.8	$65.8
Liability derivative instruments	Accrued expenses and other	$2.0	$6.9
	Other long-term liabilities	$1.7	$—
Net Investment Hedging Instruments:
Asset derivative instruments	Other current assets	$2.0	$—
Fair Value Hedging Instruments
Liability derivative instruments	Accrued expenses and other	$2.3	$—
	Other long-term liabilities	$—	$14.5
Other Derivative Instruments:
Asset derivative instruments	Other current assets	$8.0	$1.1
Liability derivative instruments	Accrued expenses and other	$2.4	$3.2

10.      Property, Plant and Equipment
Property, plant and equipment are recorded at historical cost, net of accumulated depreciation. Components of property, plant and equipment, net are summarized as follows:

	As of December 31,
(In millions)	2019	2018
Land	$118.1	$144.5
Buildings	835.0	1,282.8
Leasehold improvements	99.5	94.4
Machinery and equipment	844.5	1,258.1
Computer software and hardware	798.4	798.7
Furniture and fixtures	58.3	61.6
Construction in progress	2,084.4	1,758.5
Total cost	4,838.2	5,398.6
Less: accumulated depreciation	(1,590.9)	(1,797.4)
Total property, plant and equipment, net	$3,247.3	$3,601.2

Depreciation expense totaled $190.6 million, $269.4 million and $266.3 million for 2019, 2018 and 2017, respectively.
For 2019, 2018 and 2017 we capitalized interest costs related to construction in progress totaling approximately $68.8 million, $54.0 million and $30.7 million, respectively. The increase in capitalized interest costs is primarily due to the construction of our large-scale biologics manufacturing facility in Solothurn, Switzerland, as discussed below.
Solothurn, Switzerland Manufacturing Facility
In order to support our drug development pipeline, we are building a large-scale biologics manufacturing facility in Solothurn, Switzerland. We expect this facility to be partially operational by the end of 2020. Upon completion, the facility will include 393,000 square feet related to a large-scale biologics manufacturing facility, 290,000 square feet of warehouse, utilities and support space and 51,000 square feet of administrative space. As of December 31, 2019 and 2018, we had approximately $1.9 billion and $1.6 billion, respectively, capitalized as construction in progress related to this facility.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Divestiture of Hillerød, Denmark Manufacturing Operations
In August 2019 we completed the sale of all of the outstanding shares of our subsidiary that owned our biologics manufacturing operations in Hillerød, Denmark to FUJIFILM. This transaction included $631.5 million of property, plant and equipment, which was primarily comprised of $312.5 million for buildings and $287.3 million for machinery and equipment. For additional information on the divestiture of our Hillerød, Denmark manufacturing operations, please read Note 3, Divestitures, to these consolidated financial statements.
11.      Leases
We lease real estate, including laboratory and office space, and certain equipment.
Our leases have remaining lease terms ranging from less than one year to ten years. Certain leases include one or more options to renew, exercised at our sole discretion, with renewal terms that can extend the lease term from one year to six years.
In addition, we sublease certain real estate to third parties. Our sublease portfolio consists of operating leases, with remaining lease terms ranging from less than one year to nine years. Our subleases do not include an option to renew as they are coterminous with our operating leases.
All of our leases qualify as operating leases. The following table summarizes the presentation in our consolidated balance sheets of our operating leases:

(In millions)	Balance sheet location	As of December 31, 2019
Assets:
Operating lease assets	Operating lease assets	$427.0

Liabilities
Current operating lease liabilities	Accrued expenses and other	$73.6
Non-current operating lease liabilities	Long-term operating lease liabilities	412.7
Total operating lease liabilities		$486.3

The following table summarizes the effect of lease costs in our consolidated statements of income:

		For the year ended December 31,
(In millions)	Income Statement Location	2019
Operating lease cost	Research and development	$6.7
	Selling, general and administrative	84.6
Variable lease cost	Research and development	1.2
	Selling, general and administrative	23.7
Sublease income	Selling, general and administrative	(25.6)
	Other (income) expense, net	(3.9)
Net lease cost		$86.7

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Variable lease cost primarily related to operating expenses, taxes and insurance associated with our operating leases. As these costs are generally variable in nature, they are not included in the measurement of the operating lease asset and related lease liability.
The minimum lease payments for the next five years and thereafter is expected to be as follows:

(In millions)	As of December 31, 2019
2020	$87.6
2021	81.5
2022	75.7
2023	72.5
2024	69.0
Thereafter	158.3
Total lease payments	$544.6
Less: interest	58.3
Present value of operating lease liabilities	$486.3

Under the prior lease accounting guidance minimum rental commitments under non-cancelable leases, net of income from subleases, for each of the five years and total thereafter as of December 31, 2018, were as follows:

(In millions)	2019	2020	2021	2022	2023	Thereafter	Total
Minimum lease payments	$87.0	$80.7	$75.9	$71.7	$71.0	$215.3	$601.6
Less: income from subleases(1)	(26.8)	(25.6)	(23.7)	(24.0)	(24.3)	(58.4)	(182.8)
Net minimum lease payments	$60.2	$55.1	$52.2	$47.7	$46.7	$156.9	$418.8

(1)	Represents sublease income expected to be received for the vacated manufacturing facility in Cambridge, MA, the vacated portion of our Weston, MA facility and other facilities throughout the world.
The weighted average remaining lease term and weighted average discount rate of our operating leases are as follows:

As of December 31, 2019
Weighted average remaining lease term in years	7.07
Weighted average discount rate	3.2%

Supplemental disclosure of cash flow information related to our operating leases included in cash flows provided by operating activities in our consolidated statements of cash flows is as follows:

For the year ended December 31,
(In millions)	2019
Cash paid for amounts included in the measurement of lease liabilities	$93.8
Operating lease assets obtained in exchange for lease obligations	$35.9

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.     Indebtedness
Our indebtedness is summarized as follows:

	As of December 31,
(In millions)	2019	2018
Current portion:
2.900% Senior Notes due September 15, 2020	$1,495.8	$—
Current portion of notes payable	$1,495.8	$—
Non-current portion:
2.900% Senior Notes due September 15, 2020	—	1,480.8
3.625% Senior Notes due September 15, 2022	996.6	995.5
4.050% Senior Notes due September 15, 2025	1,739.5	1,737.8
5.200% Senior Notes due September 15, 2045	1,722.9	1,722.4
Non-current portion of notes payable	$4,459.0	$5,936.5

2015 Senior Notes
The following is a summary of our principal indebtedness as of December 31, 2019:

•	$1.5 billion aggregate principal amount of 2.90% Senior Notes due September 15, 2020, valued at 99.792% of par;

•	$1.0 billion aggregate principal amount of 3.625% Senior Notes due September 15, 2022, valued at 99.920% of par;

•	$1.75 billion aggregate principal amount of 4.05% Senior Notes due September 15, 2025, valued at 99.764% of par; and

•	$1.75 billion aggregate principal amount of 5.20% Senior Notes due September 15, 2045, valued at 99.294% of par.
The costs associated with these offerings of approximately $47.5 million have been recorded as a reduction to the carrying amount of the debt in our consolidated balance sheets. These costs along with the discounts will be amortized as additional interest expense using the effective interest rate method over the period from issuance through maturity.
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
In connection with the 2.90% Senior Notes offering due in 2020, we entered into interest rate swap contracts. The carrying value of the 2.90% Senior Notes as of December 31, 2019 and 2018, includes approximately $2.3 million and $14.5 million, respectively, related to changes in the fair value of these contracts. For additional information on our interest rate contracts, please read Note 9, Derivative Instruments, to these consolidated financial statements.
2015 Credit Facility
In August 2015 we entered into a $1.0 billion, five-year senior unsecured revolving credit facility under which we were permitted to draw funds for working capital and general corporate purposes. The terms of the revolving credit facility included a financial covenant that required us not to exceed a maximum consolidated leverage ratio. As of December 31, 2019, we had no outstanding borrowings and were in compliance with all covenants under this facility.
In January 2020 we entered into a new $1.0 billion, five-year senior unsecured revolving credit facility that replaced the credit facility entered into in August 2015. For additional information, please read Note 26, Subsequent Events, to these consolidated financial statements.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Debt Maturity
The total gross payments due under our debt arrangements are as follows:

(In millions)	As of December 31, 2019
2020	$1,500.0
2021	—
2022	1,000.0
2023	—
2024	—
2025 and thereafter	3,500.0
Total	$6,000.0

The fair value of our debt is disclosed in Note 7, Fair Value Measurements, to these consolidated financial statements.
13.      Equity
Preferred Stock
We have 8.0 million shares of Preferred Stock authorized, of which 1.75 million shares are authorized as Series A, 1.0 million shares are authorized as Series X junior participating and 5.25 million shares are undesignated. Shares may be issued without a vote or action of shareholders from time to time in classes or series with the designations, powers, preferences and the relative, participating, optional or other special rights of the shares of each such class or series and any qualifications, limitations or restrictions thereon as set forth in the instruments governing such shares. Any such Preferred Stock may rank prior to common stock as to dividend rights, liquidation preference or both, and may have full or limited voting rights and may be convertible into shares of common stock. No shares of Preferred Stock were issued and outstanding during 2019, 2018 and 2017.
Common Stock
The following table describes the number of shares authorized, issued and outstanding of our common stock as of December 31, 2019, 2018 and 2017:

	As of December 31, 2019			As of December 31, 2018			As of December 31, 2017
(In millions)	Authorized	Issued	Outstanding	Authorized	Issued	Outstanding	Authorized	Issued	Outstanding
Common stock	1,000.0	198.0	174.2	1,000.0	221.0	197.2	1,000.0	235.3	211.5

Share Repurchases
In December 2019 our Board of Directors authorized a program to repurchase up to $5.0 billion of our common stock (December 2019 Share Repurchase Program). Our December 2019 Share Repurchase Program does not have an expiration date. All share repurchases under our December 2019 Share Repurchase Program will be retired. We did not repurchase shares of our common stock under our December 2019 Share Repurchase Program during the year ended December 31, 2019.
In March 2019 our Board of Directors authorized a program to repurchase up to $5.0 billion of our common stock (March 2019 Share Repurchase Program). Our March 2019 Share Repurchase Program does not have an expiration date. All share repurchases under our March 2019 Share Repurchase Program will be retired. Under our March 2019 Share Repurchase Program, we repurchased and retired approximately 14.7 million shares of our common stock at a cost of approximately $3.7 billion during the year ended December 31, 2019.
In August 2018 our Board of Directors authorized a program to repurchase up to $3.5 billion of our common stock (2018 Share Repurchase Program), which was completed as of June 30, 2019. All share repurchases under our 2018 Share Repurchase Program were retired. Under our 2018 Share Repurchase Program, we repurchased and retired approximately 8.9 million and 4.3 million shares of our common stock at a cost of approximately $2.1 billion and $1.4 billion during the years ended December 31, 2019 and 2018, respectively.
In July 2016 our Board of Directors authorized a program to repurchase up to $5.0 billion of our common stock (2016 Share Repurchase Program), which was completed as of June 30, 2018. All share repurchases under our

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2016 Share Repurchase Program were retired. Under our 2016 Share Repurchase Program, we repurchased and retired approximately 10.5 million and 3.7 million shares of common stock at a cost of approximately $3.0 billion and $1.0 billion during the years ended December 31, 2018 and 2017, respectively.
Amounts paid to repurchase shares in excess of their par value are allocated between additional paid-in capital and retained earnings, with payments in excess of our additional paid-in-capital balance recorded as a reduction to retained earnings.
Accumulated Other Comprehensive Income (Loss)
The following tables summarize the changes in accumulated other comprehensive income (loss), net of tax by component:

(In millions)	Unrealized Gains (Losses) on Securities Available for Sale, net of tax	Unrealized Gains (Losses) on Cash Flow Hedges, net of tax	Gains (Losses) on Net Investment Hedge, Net of Tax	Unfunded Status of Postretirement Benefit Plans, net of tax	Currency Translation Adjustments	Total
Balance, December 31, 2018	$(4.0)	$34.7	$3.5	$(31.3)	$(243.3)	$(240.4)
Other comprehensive income (loss) before reclassifications	11.8	88.1	28.6	(1.5)	103.8	230.8
Amounts reclassified from accumulated other comprehensive income (loss)	(3.6)	(115.0)	(7.0)	—	—	(125.6)
Net current period other comprehensive income (loss)	8.2	(26.9)	21.6	(1.5)	103.8	105.2
Balance, December 31, 2019	$4.2	$7.8	$25.1	$(32.8)	$(139.5)	$(135.2)

(In millions)	Unrealized Gains (Losses) on Securities Available for Sale, net of tax	Unrealized Gains (Losses) on Cash Flow Hedges, net of tax	Gains (Losses) on Net Investment Hedge, Net of Tax	Unfunded Status of Postretirement Benefit Plans, net of tax	Currency Translation Adjustments	Total
Balance, December 31, 2017	$(1.6)	$(104.5)	$—	$(36.8)	$(175.5)	$(318.4)
Amounts reclassified, net of tax, upon adoption of ASU 2016-01	1.5	—	—	—	—	1.5
Balance, January 1, 2018	(0.1)	(104.5)	—	(36.8)	(175.5)	(316.9)
Other comprehensive income (loss) before reclassifications	(10.6)	97.4	5.0	5.5	(67.8)	29.5
Amounts reclassified from accumulated other comprehensive income (loss)	6.7	41.8	(1.5)	—	—	47.0
Net current period other comprehensive income (loss)	(3.9)	139.2	3.5	5.5	(67.8)	76.5
Balance, December 31, 2018	$(4.0)	$34.7	$3.5	$(31.3)	$(243.3)	$(240.4)

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In millions)	Unrealized Gains (Losses) on Securities Available for Sale, net of tax	Unrealized Gains (Losses) on Cash Flow Hedges, net of tax	Gains (Losses) on Net Investment Hedge, Net of Tax	Unfunded Status of Postretirement Benefit Plans, net of tax	Currency Translation Adjustments	Total
Balance, December 31, 2016	$(10.8)	$57.8	$—	$(32.7)	$(334.2)	$(319.9)
Other comprehensive income (loss) before reclassifications	(3.5)	(193.8)	—	(4.1)	158.7	(42.7)
Amounts reclassified from accumulated other comprehensive income (loss)	12.7	31.5	—	—	—	44.2
Net current period other comprehensive income (loss)	9.2	(162.3)	—	(4.1)	158.7	1.5
Balance, December 31, 2017	$(1.6)	$(104.5)	$—	$(36.8)	$(175.5)	$(318.4)

The following table summarizes the amounts reclassified from accumulated other comprehensive income:

(In millions)	Income Statement Location	Amounts Reclassified from Accumulated Other Comprehensive Income
		For the Years Ended December 31,
		2019	2018	2017
Gains (losses) on securities available for sale	Other income (expense)	$4.5	$(8.5)	$(19.5)
	Income tax benefit (expense)	(0.9)	1.8	6.8

Gains (losses) on cash flow hedges	Revenues	118.6	(42.5)	(32.5)
	Operating expenses	(3.3)	0.2	0.6
	Other income (expense)	0.3	0.3	0.3
	Income tax benefit (expense)	(0.6)	0.2	0.1

Gains (losses) on net investment hedge	Other Income (expense)	7.0	1.5	—

Total reclassifications, net of tax		$125.6	$(47.0)	$(44.2)

14.      Earnings per Share
Basic and diluted earnings per share are calculated as follows:

	For the Years Ended December 31,
(In millions)	2019	2018	2017
Numerator:
Net income attributable to Biogen Inc.	$5,888.5	$4,430.7	$2,539.1
Denominator:
Weighted average number of common shares outstanding	187.1	204.9	212.6
Effect of dilutive securities:
Stock options and employee stock purchase plan	—	—	0.1
Time-vested restricted stock units	0.2	0.3	0.2
Market stock units	0.1	0.1	0.1
Performance stock units settled in stock	—	—	—
Dilutive potential common shares	0.3	0.4	0.4
Shares used in calculating diluted earnings per share	187.4	205.3	213.0

Amounts excluded from the calculation of net income per diluted share because their effects were anti-dilutive were insignificant.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Earnings per share for the years ended December 31, 2019, 2018 and 2017, reflects, on a weighted average basis, the repurchase of approximately 23.6 million shares, 14.8 million shares and 3.7 million shares of our common stock, respectively, under our March 2019, 2018 and 2016 Share Repurchase Programs.
15.     Share-Based Payments
Share-Based Compensation Expense
The following table summarizes share-based compensation expense included in our consolidated statements of income:

	For the Years Ended December 31,
(In millions)	2019	2018	2017
Research and development	$77.1	$75.8	$74.0
Selling, general and administrative	148.3	105.8	95.7
Subtotal	225.4	181.6	169.7
Capitalized share-based compensation costs	(8.9)	(11.5)	(9.6)
Share-based compensation expense included in total cost and expenses	216.5	170.1	160.1
Income tax effect	(35.7)	(27.5)	(42.8)
Share-based compensation expense included in net income attributable to Biogen Inc.	$180.8	$142.6	$117.3

The following table summarizes share-based compensation expense associated with each of our share-based compensation programs:

	For the Years Ended December 31,
(In millions)	2019	2018	2017
Market stock units	$30.4	$27.2	$22.4
Time-vested restricted stock units	134.0	126.6	107.3
Cash settled performance units	0.7	7.8	18.4
Performance units	1.6	3.1	12.3
Performance stock units settled in stock	15.5	4.7	—
Performance stock units settled in cash	5.5	1.7	—
Employee stock purchase plan	11.5	10.5	9.3
NST stock options	26.2	—	—
Subtotal	225.4	181.6	169.7
Capitalized share-based compensation costs	(8.9)	(11.5)	(9.6)
Share-based compensation expense included in total cost and expenses	$216.5	$170.1	$160.1

As of December 31, 2019, unrecognized compensation cost related to unvested share-based compensation was approximately $210.4 million, net of estimated forfeitures. We expect to recognize the cost of these unvested awards over a weighted-average period of 1.9 years.
Share-Based Compensation Plans
We have three share-based compensation plans pursuant to which awards are currently being made: (i) the Biogen Inc. 2006 Non-Employee Directors Equity Plan (2006 Directors Plan); (ii) the Biogen Inc. 2017 Omnibus Equity Plan (2017 Omnibus Equity Plan); and (iii) the Biogen Inc. 2015 Employee Stock Purchase Plan (2015 ESPP).
Directors Plan
In May 2006 our shareholders approved the 2006 Directors Plan for share-based awards to our directors. Awards granted from the 2006 Directors Plan may include stock options, shares of restricted stock, RSUs, stock appreciation rights and other awards in such amounts and with such terms and conditions as may be determined by a committee of our Board of Directors, subject to the provisions of the 2006 Directors Plan. We have reserved a total of 1.6 million shares of common stock for issuance under the 2006 Directors Plan. The 2006 Directors Plan

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

provides that awards other than stock options and stock appreciation rights will be counted against the total number of shares reserved under the plan in a 1.5-to-1 ratio. In June 2015 our shareholders approved an amendment to extend the term of the 2006 Directors Plan until June 2025.
Omnibus Plan
In June 2017 our shareholders approved the 2017 Omnibus Equity Plan for share-based awards to our employees. Awards granted from the 2017 Omnibus Equity Plan may include stock options, shares of restricted stock, RSUs, performance shares, stock appreciation rights and other awards in such amounts and with such terms and conditions as may be determined by a committee of our Board of Directors, subject to the provisions of the 2017 Omnibus Equity Plan. Shares of common stock available for grant under the 2017 Omnibus Equity Plan consist of 8.0 million shares reserved for this purpose, plus shares of common stock that remained available for grant under our 2008 Omnibus Equity Plan as of June 7, 2017, or that could again become available for grant if outstanding awards under the 2008 Omnibus Equity Plan as of June 7, 2017, are cancelled, surrendered or terminated in whole or in part. The 2017 Omnibus Equity Plan provides that awards other than stock options and stock appreciation rights will be counted against the total number of shares available under the plan in a 1.5-to-1 ratio.
We have not made any awards pursuant to the 2008 Omnibus Equity Plan since our shareholders approved the 2017 Omnibus Equity Plan, and do not intend to make any awards pursuant to the 2008 Omnibus Equity Plan in the future, except that unused shares under the 2008 Omnibus Equity Plan have been carried over for use under the 2017 Omnibus Equity Plan.
Stock Options
We currently do not grant stock options to our employees or directors. Outstanding stock options previously granted to our employees and directors generally have a 10-year term and vest over a period of between one and four years, provided the individual continues to serve at Biogen through the vesting dates. Options granted under all plans are exercisable at a price per share not less than the fair market value of the underlying common stock on the date of grant. As of December 31, 2019, all outstanding options were exercisable.
The following table summarizes our stock option activity:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2018	27,000	$53.82
Granted	—	$—
Exercised	(15,000)	$50.03
Cancelled	—	$—
Outstanding at December 31, 2019	12,000	$58.46

The total intrinsic values of options exercised in 2019, 2018 and 2017 totaled $4.2 million, $4.0 million and $3.4 million, respectively. The aggregate intrinsic values of options outstanding as of December 31, 2019, totaled $2.9 million. The weighted average remaining contractual term for options outstanding as of December 31, 2019, was 0.2 years.
The following table summarizes the amount of tax benefit realized for stock options and cash received from the exercise of stock options:

	For the Years Ended December 31,
(In millions)	2019	2018	2017
Tax benefit realized for stock options	$2.5	$2.2	$3.4
Cash received from the exercise of stock options	$0.4	$0.8	$0.7

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
The following table summarizes our MSU activity:

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2018	180,000	$371.32
Granted (a)	147,000	$378.08
Vested	(101,000)	$356.71
Forfeited	(43,000)	$388.68
Unvested at December 31, 2019	183,000	$378.09

(a)
MSUs granted during 2019 include awards granted in conjunction with our annual awards made in February 2019 and MSUs granted in conjunction with the hiring of employees. These grants reflect the target number of shares eligible to be earned at the time of grant. MSUs granted in 2019 also reflect an adjustment based upon the final performance multiplier in relation to shares granted in 2018, 2017 and 2016.

We value grants of MSUs using a lattice model with a Monte Carlo simulation. This valuation methodology utilizes several key assumptions, the 30 calendar day average closing stock price on the date of grant for MSUs, expected volatility of our stock price, risk-free rates of return and expected dividend yield.
The assumptions used in our valuation are summarized as follows:

	For the Years Ended December 31,
	2019	2018	2017
Expected dividend yield	—%	—%	—%
Range of expected stock price volatility	31.2% - 33.6%	27.5% - 32.4%	33.0% - 35.6%
Range of risk-free interest rates	2.46% - 2.53%	1.9% - 2.3%	0.9% - 1.6%
30 calendar day average stock price on grant date	$228.59 - $331.18	$279.47 - $346.76	$263.18 - $267.88
Weighted-average per share grant date fair value	$378.08	$378.85	$382.59

The fair values of MSUs vested in 2019, 2018 and 2017 totaled $32.5 million, $26.9 million and $31.4 million, respectively.
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

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes our CSPU activity:

Shares
Unvested at December 31, 2018	50,000
Granted	—
Vested	(33,000)
Forfeited	(4,000)
Unvested at December 31, 2019	13,000

The cash paid in settlement of CSPUs vested in 2019, 2018 and 2017 totaled $10.6 million, $15.1 million and $16.6 million, respectively.
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
The following table summarizes our PU activity:

Shares
Unvested at December 31, 2018	48,000
Granted	—
Vested	(33,000)
Forfeited	(4,000)
Unvested at December 31, 2019	11,000

All PUs that vested in 2019, 2018 and 2017 were settled in cash totaling $10.4 million, $17.0 million and $11.5 million, respectively.
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

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes our PSUs that settle in stock activity:

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2018	60,000	$317.26
Granted (a)	77,000	$316.28
Vested	—	$—
Forfeited	(26,000)	$318.11
Unvested at December 31, 2019	111,000	$316.39

(a)
PSUs settled in stock granted in 2019 include awards granted in conjunction with our annual awards made in February 2019 and PSUs granted in conjunction with the hiring of employees. These grants reflect the target number of shares eligible to be earned at the time of grant.

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
The following table summarizes our PSUs that settle in cash activity:

Shares
Unvested at December 31, 2018	40,000
Granted (a)	63,000
Vested	(1,000)
Forfeited	(20,000)
Unvested at December 31, 2019	82,000

(a)
PSUs settled in cash granted in 2019 include awards granted in conjunction with our annual awards made in February 2019 and PSUs granted in conjunction with the hiring of employees. These grants reflect the target number of shares eligible to be earned at the time of grant.

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

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes our RSU activity:

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2018	903,000	$303.18
Granted (a)	602,000	$304.44
Vested	(416,000)	$294.71
Forfeited	(151,000)	$311.07
Unvested at December 31, 2019	938,000	$306.55

(a)
RSUs granted in 2019 primarily represent RSUs granted in conjunction with our annual awards made in February 2019 and awards made in conjunction with the hiring of new employees. RSUs granted in 2019 also include approximately 15,000 RSUs granted to our Board of Directors.

RSUs granted in 2018 and 2017 had weighted average grant date fair values of $316.32 and $293.41, respectively.
The fair values of RSUs vested in 2019, 2018 and 2017 totaled $131.5 million, $111.7 million and $100.0 million, respectively.
Employee Stock Purchase Plan (ESPP)
In June 2015 our shareholders approved the 2015 ESPP. The maximum aggregate number of shares of our common stock that may be purchased under the 2015 ESPP is 6.2 million.
The following table summarizes our ESPP activity:

	For the Years Ended December 31,
(In millions, except share amounts)	2019	2018	2017
Shares issued under the 2015 ESPP	204,000	170,000	167,000
Cash received under the 2015 ESPP	$40.4	$40.5	$39.8

16.      Income Taxes
Income Tax Expense
Income before income tax provision and the income tax expense consist of the following:

	For the Years Ended December 31,
(In millions)	2019	2018	2017
Income before income taxes (benefit):
Domestic	$4,725.3	$3,877.0	$3,540.4
Foreign	2,400.6	2,022.6	1,588.4
Total	$7,125.9	$5,899.6	$5,128.8
Income tax expense (benefit):
Current:
Federal	$947.4	$1,131.8	$2,201.4
State	59.1	45.5	57.0
Foreign	84.4	140.0	108.6
Total	1,090.9	1,317.3	2,367.0
Deferred:
Federal	$1,143.9	$(62.0)	$241.0
State	(2.3)	(7.4)	9.9
Foreign	(1,074.5)	177.7	(159.2)
Total	67.1	108.3	91.7
Total income tax expense	$1,158.0	$1,425.6	$2,458.7

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2017 Tax Act
The Tax Cuts and Jobs Act of 2017 (2017 Tax Act) resulted in significant changes to the U.S. corporate income tax system. These changes include a federal statutory rate reduction from 35% to 21%, the elimination or reduction of certain domestic deductions and credits and limitations on the deductibility of interest expense and executive compensation. The 2017 Tax Act also transitions international taxation from a worldwide system to a modified territorial system, which has the effect of subjecting certain earnings of our foreign subsidiaries and collaborations to immediate U.S. taxation as GILTI or Subpart F income, and includes base erosion prevention measures on U.S. earnings and the reduced effective tax rate on income that comes from U.S. exports, called Foreign Derived Intangible Income. These changes became effective in 2018.
During the fourth quarter of 2017 we recognized within our provision for income taxes a $1.2 billion estimate pursuant to the U.S. Securities and Exchange Commission Staff Accounting Bulletin No. 118. Our estimate included an amount of $989.6 million associated with a one-time mandatory deemed repatriation tax on accumulated foreign subsidiaries' previously untaxed foreign earnings (the Transition Toll Tax), as discussed below, and $184.0 million related to the impact of remeasuring our deferred tax balances to reflect the new federal statutory rate and other changes to U.S. tax law.
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
As of December 31, 2019 and 2018, we have accrued income tax liabilities of $697.0 million under the Transition Toll Tax. Of the amounts accrued as of December 31, 2019, no amounts are expected to be paid within one year due to an approximately $87.0 million carryforward of taxes paid in relation to the company's 2017 tax return. The Transition Toll Tax will be paid over an eight--year period, which started in 2018, and does not accrue interest.
Unremitted Earnings
At December 31, 2019, we considered our earnings not to be permanently reinvested outside the U.S. and therefore recorded deferred tax liabilities associated with an estimate of the total withholding taxes expected as a result of our repatriation of earnings. Other than for earnings, we are permanently reinvested for book/tax basis differences of approximately $1.5 billion as of December 31, 2019, primarily arising through the impacts of purchase accounting. These permanently reinvested basis differences could reverse through sales of the foreign subsidiaries, as well as various other events, none of which were considered probable as of December 31, 2019. The residual U.S. tax liability, if these differences reverse, would be between $0.3 billion and $0.4 billion as of December 31, 2019.
Article 20 Procedure of ZINBRYTA
In 2017 the European Medicines Agency initiated a review (referred to as an Article 20 Procedure) of ZINBRYTA following the report of a case of fatal fulminant liver failure, as well as four cases of serious liver injury. As a result of the Article 20 Procedure of ZINBRYTA, for the year ended December 31, 2017, we recognized a net impairment charge on certain tax assets related to ZINBRYTA reflected within income tax expense of $48.8 million. This charge reflected the write-off of $142.6 million related to prepaid taxes, which was partially offset by the recognition of an unrecorded deferred tax benefit of $93.8 million. For additional information on our collaboration arrangement with AbbVie, please read Note 18, Collaborative and Other Relationships, to these consolidated financial statements.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred Tax Assets and Liabilities
Significant components of our deferred tax assets and liabilities are summarized as follows:

	As of December 31,
(In millions)	2019	2018
Deferred tax assets:
Tax credits	$106.6	$102.8
Inventory, other reserves and accruals	162.0	163.9
Intangibles, net	3,380.0	2,298.6
Net operating loss	130.4	213.1
Share-based compensation	23.8	25.8
Other	103.7	38.9
Valuation allowance	(1.1)	(20.0)
Total deferred tax assets	$3,905.4	$2,823.1
Deferred tax liabilities:
Purchased intangible assets	$(350.3)	$(232.8)
GILTI	(1,381.6)	(544.6)
Tax credits	(1,617.2)	(1,425.7)
Depreciation, amortization and other	(135.0)	(102.3)
Total deferred tax liabilities	$(3,484.1)	$(2,305.4)

In addition to deferred tax assets and liabilities, we have recorded prepaid tax and deferred charges related to intra-entity sales of inventory. As of December 31, 2019 and 2018, the total deferred charges and prepaid taxes were $243.8 million and $239.2 million, respectively.
Tax Rate
A reconciliation between the U.S. federal statutory tax rate and our effective tax rate is summarized as follows:

	For the Years Ended December 31,
	2019	2018	2017
Statutory rate	21.0%	21.0%	35.0%
State taxes	0.8	0.6	0.8
Taxes on foreign earnings	(4.5)	(1.9)	(11.1)
Credits and net operating loss utilization	(1.1)	(0.9)	(0.8)
Purchased intangible assets	0.4	1.2	1.4
Divestiture of Denmark manufacturing operations	1.0	—	—
Internal reorganization of certain intellectual property rights	(2.1)	—	—
GILTI	1.5	1.6	—
Other permanent items	0.2	0.3	0.7
U.S. tax reform	—	2.1	22.9
Swiss tax reform	(0.8)	—	—
Manufacturing deduction	—	—	(1.9)
Impairment of ZINBRYTA related tax assets	—	—	0.9
Other	(0.1)	0.2	—
Effective tax rate	16.3%	24.2%	47.9%

Changes in Tax Rate
For the year ended December 31, 2019, as compared to 2018, the decrease in our effective tax rate was primarily due to the combination of the internal reorganization of certain intellectual property rights and the impact of the enactment of a new taxing regime in the country and certain cantons of Switzerland. This decrease was partially offset by a $68.9 million tax expense related to the divestiture of our subsidiary that owned our Hillerød, Denmark manufacturing operations. We also had a higher effective tax rate in 2018 resulting from the unfavorable effects of

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the 2017 Tax Act and our sale of inventory, the tax effect of which had been included within prepaid taxes at January 1, 2018, at a higher effective tax rate than the 2018 statutory tax rate.
Although we are recognizing a loss on the divestiture of our Hillerød, Denmark manufacturing operations, the divestiture required us to write-off certain deferred tax assets and resulted in a taxable gain in certain jurisdictions.
As a result of the internal reorganization of certain intellectual property rights, we recorded a deferred tax asset of $754.1 million and a deferred tax liability of $603.3 million as of December 31, 2019.
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
Tax Attributes
As of December 31, 2019, we had net operating losses and general business credit carry forwards for federal income tax purposes of approximately $0.7 million and $1.3 million, respectively, which begin to expire in 2022. Additionally, for state income tax purposes, we had net operating loss carry forwards of approximately $4.6 million that begin to expire in 2020. For state income tax purposes, we had research and investment credit carry forwards of approximately $133.8 million that begin to expire in 2020. For foreign income tax purposes, we had $1,773.8 million of net operating loss carryforwards that begin to expire in 2025.
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
Accounting for Uncertainty in Income Taxes
A reconciliation of the beginning and ending amount of our unrecognized tax benefits is summarized as follows:

	For the Years Ended December 31,
(In millions)	2019	2018	2017
Balance at January 1,	$114.2	$66.8	$32.4
Additions based on tax positions related to the current period	5.3	0.5	5.7
Additions for tax positions of prior periods	17.2	58.7	7.3
Reductions for tax positions of prior periods	(10.3)	(13.6)	(21.8)
Statute expirations	(0.1)	(2.9)	(1.4)
Settlement refund (payment)	3.6	4.7	44.6
Balance at December 31,	$129.9	$114.2	$66.8

Our 2017 activity reflects a refund received from a state related to the settlement of an uncertain tax position.
We and our subsidiaries are routinely examined by various taxing authorities. We file income tax returns in various U.S. states and in U.S. federal and other foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal tax examination for years before 2013 or state, local or non-U.S. income tax examinations for years before 2012.
The U.S. Internal Revenue Service and other national tax authorities routinely examine our intercompany transfer pricing with respect to intellectual property related transactions and it is possible that they may disagree with one or more positions we have taken with respect to such valuations.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Included in the balance of unrecognized tax benefits as of December 31, 2019, 2018 and 2017, are $122.7 million, $109.1 million and $64.3 million (net of the federal benefit on state issues), respectively, of unrecognized tax benefits that, if recognized, would affect the effective income tax rate in future periods.
We recognize potential interest and penalties related to unrecognized tax benefits in income tax expense. In 2019, 2018 and 2017 we recognized a net interest expense of $4.7 million, $2.2 million and $4.8 million, respectively. We have accrued $20.0 million and $13.8 million for the payment of interest and penalties as of December 31, 2019 and 2018, respectively.
Accounting for Uncertainty in Income Taxes
On February 1, 2017, in connection with the spin-off of our hemophilia business, we distributed all of the then outstanding shares of Bioverativ common stock to Biogen shareholders pursuant to a separation agreement. In March 2018 Bioverativ was acquired by Sanofi S.A. (Sanofi) and is now an indirect wholly-owned subsidiary of Sanofi. The spin-off of our hemophilia business was intended to qualify for tax-free treatment to Biogen and its shareholders under the Internal Revenue Code. Our 2017 tax return remains open to audit. Bioverativ and Sanofi agreed to indemnify us for certain potential liabilities that may arise.
Federal and State Uncertain Tax Positions
It is reasonably possible that we will adjust the value of our uncertain tax positions related to certain transfer pricing, collaboration matters and other issues as we receive additional information from various taxing authorities, including reaching settlements with such authorities.
We estimate that it is reasonably possible that our gross unrecognized tax benefits, exclusive of interest, could decrease by up to approximately $75.0 million in the next 12 months as a result of various audit closures, settlements and expiration of the statute of limitations.
17.      Other Consolidated Financial Statement Detail
Supplemental Cash Flow Information
Supplemental disclosure of cash flow information for the years ended December 31, 2019, 2018 and 2017, is as follows:

	For the Years Ended December 31,
(In millions)	2019	2018	2017
Cash paid during the year for:
Interest	$244.2	$243.2	$281.7
Income taxes	$1,064.5	$1,007.1	$1,066.4

Non-cash Operating, Investing and Financing Activity
In the fourth quarter of 2018 we accrued $300.0 million upon reaching $20.0 billion in total cumulative sales of the Fumapharm Products, which was paid in the first quarter of 2019. In the fourth quarter of 2017 we accrued $600.0 million upon reaching $15.0 billion and $16.0 billion in total cumulative sales of the Fumapharm Products, which was paid in the first quarter of 2018. These amounts, net of tax benefit, were accounted for as increases to goodwill in accordance with the accounting standard applicable to business combinations when we acquired Fumapharm AG.
In connection with the construction of our large-scale biologics manufacturing facility in Solothurn, Switzerland, we accrued charges related to processing equipment and engineering services of approximately $50.0 million and $100.0 million in our consolidated balance sheets as of December 31, 2019 and 2018, respectively. For additional information on the construction of our manufacturing facility in Solothurn, Switzerland, please read Note 10, Property, Plant and Equipment, to these consolidated financial statements.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Income (Expense), Net
Components of other income (expense), net, are summarized as follows:

	For the Years Ended December 31,
(In millions)	2019	2018	2017
Interest income	$120.0	$112.5	$78.5
Interest expense	(187.4)	(200.6)	(250.8)
Gain (loss) on investments, net	204.7	119.5	(36.3)
Foreign exchange gains (losses), net	(7.0)	(9.9)	6.3
Other, net	(47.0)	(10.5)	(14.7)
Total other income (expense), net	$83.3	$11.0	$(217.0)

Gain (loss) on investments, net, as reflected in the table above, relate to debt securities, equity securities of certain biotechnology companies, venture capital funds where the underlying investments are in equity securities of certain biotechnology companies and non-marketable equity securities.
The following table summarizes our gain (loss) on investments, net that relates to our equity securities held as of December 31, 2019, 2018 and 2017:

	For the Years Ended December 31,
(In millions)	2019	2018	2017
Net gains (losses) recognized during the period on equity securities	$200.1	$127.9	$(19.8)
Less: Net gains (losses) recognized during the period on equity securities sold during the period	$50.0	$(0.6)	$—
Unrealized gains (losses) recognized during the period on equity securities held as of December 31	$150.1	$128.5	$(19.8)

Accrued Expenses and Other
Accrued expenses and other consists of the following:

	As of December 31,
(In millions)	2019	2018
Revenue-related reserves for discounts and allowances	$1,001.1	$874.7
Employee compensation and benefits	309.1	320.9
Collaboration expenses	281.6	261.6
Royalties and licensing fees	220.9	224.7
Current portion of contingent consideration obligations	148.4	444.8
Construction in progress	78.0	125.2
Other	726.7	609.3
Total accrued expenses and other	$2,765.8	$2,861.2

Other Long-term Liabilities
Other long-term liabilities were $1,348.9 million and $1,389.4 million as of December 31, 2019 and 2018, respectively, and include accrued income taxes totaling $803.3 million and $791.4 million, respectively.
18.      Collaborative and Other Relationships
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

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Depending on the collaborative arrangement, we may record funding receivable or payable balances with our collaboration partners, based on the nature of the cost-sharing mechanism and activity within the collaboration. Our significant collaborative arrangements are discussed below.
Genentech, Inc. (Roche Group)
We have certain business and financial rights with respect to RITUXAN for the treatment of non-Hodgkin's lymphoma, CLL and other conditions; RITUXAN HYCELA for the treatment of non-Hodgkin's lymphoma and CLL; GAZYVA for the treatment of CLL and follicular lymphoma; OCREVUS for the treatment of PPMS and RMS; and other potential anti-CD20 therapies pursuant to our collaboration arrangements with Genentech, a wholly-owned member of the Roche Group. For purposes of this footnote we refer to RITUXAN and RITUXAN HYCELA collectively as RITUXAN.
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

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Our share of RITUXAN pre-tax profits in the U.S. decreased from 39% to 37.5% in the third quarter of 2017 as gross sales of GAZYVA in the U.S. for the preceding 12-month period exceeded $150.0 million.
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

Our share of GAZYVA operating profits in 2019 and 2018 was 37.5%. In 2017 our share of operating profits on GAZYVA was 35%.
In November 2017 the FDA approved GAZYVA in combination with chemotherapy, followed by GAZYVA alone, for people with previously untreated advanced follicular lymphoma.
Revenues from Anti-CD20 Therapeutic Programs
Revenues from anti-CD20 therapeutic programs are summarized as follows:

	For the Years Ended December 31,
(In millions)	2019	2018	2017
Biogen's share of pre-tax profits in the U.S. for RITUXAN and GAZYVA, including the reimbursement of selling and development expenses	$1,542.4	$1,431.9	$1,316.4
Other revenues from anti-CD20 therapeutic programs	748.0	548.3	242.8
Total revenues from anti-CD20 therapeutic programs	$2,290.4	$1,980.2	$1,559.2

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Ionis Pharmaceuticals, Inc.
SPINRAZA
In January 2012 we entered into a collaboration and license agreement with Ionis pursuant to which we have an exclusive, worldwide license to develop and commercialize SPINRAZA for the treatment of SMA. SPINRAZA was approved for the treatment of SMA in the U.S., E.U. and Japan in December 2016, June 2017 and July 2017, respectively.
For the years ended December 31, 2019, 2018 and 2017, we recognized product revenues of $2,097.0 million, $1,724.2 million and $883.7 million, respectively, on our sales of SPINRAZA. Under our agreement with Ionis, we make royalty payments to Ionis on annual worldwide net sales of SPINRAZA using a tiered royalty rate between 11% and 15%, which are recognized in cost of sales within our consolidated statements of income. Royalty cost of sales related to sales of SPINRAZA for the years ended December 31, 2019, 2018 and 2017, totaled $293.0 million, $238.0 million and $112.4 million, respectively.
During 2017 we made milestone payments to Ionis totaling $150.0 million related to the marketing approvals discussed above, which were capitalized in intangible assets, net in our consolidated balance sheets.
Antisense Therapeutics
In December 2012 we entered into an agreement with Ionis for the development and commercialization of up to three gene targets.
Under this agreement, Ionis is responsible for global development of any product candidate through the completion of a Phase 2 trial and we will provide advice on the clinical trial design and regulatory strategy. We have an option to license the product candidate until completion of the Phase 2 trial. If we exercise our option, we will pay a license fee of up to $70.0 million to Ionis and assume global development, regulatory and commercialization responsibilities. Ionis is eligible to receive up to $130.0 million in additional milestone payments upon the achievement of certain regulatory milestones as well as royalties on future sales if we successfully develop the product candidate after option exercise.
Upon entering into this agreement, we made an upfront payment of $30.0 million to Ionis and agreed to make potential additional payments, prior to licensing, of up to $10.0 million based on the development of the selected product candidate as well as a mark-up of the cost estimate of the Phase 1 and Phase 2 trials. During 2015 we recognized this $10.0 million developmental milestone upon the selection of BIIB080 (tau ASO), which is currently in Phase 1 development for the potential treatment of AD.
In December 2019 we exercised our option with Ionis and obtained a worldwide, exclusive, royalty-bearing license to develop and commercialize BIIB080. In connection with the option exercise, we made a payment of $45.0 million to Ionis, which was recorded as research and development expense in our consolidated statements of income. Future payments may include additional milestone payments of up to $155.0 million and royalties on future sales of in the low- to mid-teens if we successfully develop the product candidate after option exercise.
2018 Ionis Agreement
In June 2018 we closed a 10-year exclusive collaboration agreement with Ionis to develop novel antisense oligonucleotide (ASO) drug candidates for a broad range of neurological diseases (2018 Ionis Agreement) for a total payment of $1.0 billion, consisting of an upfront payment of $375.0 million and the purchase of approximately 11.5 million shares of Ionis common stock at a cost of $625.0 million.
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

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The 11.5 million shares of Ionis common stock were purchased at a premium to their fair value at the transaction closing date. The premium consisted of acquiring the shares at a price above the fair value based on the trailing 10-day weighted-average close price prior to entering into the 2018 Ionis Agreement in April 2018 and the effect of certain holding period restrictions. We recorded an asset of $462.9 million in investments and other assets in our consolidated balance sheets reflecting the fair value of the common stock as of the purchase date and a charge of $162.1 million to research and development expense in our consolidated statements of income in the second quarter of 2018 reflecting the premium paid for the common stock.
Our investment in Ionis common stock is remeasured each reporting period. Changes in the fair value of our investment in Ionis common stock, including the effect of the holding period restrictions, are reflected in other income (expense), net in our consolidated statements of income. For additional information on the fair value of our investment in Ionis common stock, please read Note 7, Fair Value Measurements, to these consolidated financial statements.
We have the option to license therapies arising out of this agreement and will be responsible for the development and commercialization of such therapies. We may pay development milestones to Ionis of up to $125.0 million or $270.0 million for each program, depending on the indication plus an annual license fee, as well as royalties on potential net commercial sales.
During the year ended December 31, 2019, we incurred milestones of $30.0 million related to the advancement of neurological targets identified under this agreement.
2017 SMA Collaboration Agreement
In December 2017 we entered into a collaboration agreement with Ionis to identify new ASO drug candidates for the potential treatment of SMA. Under this agreement, we have the option to license therapies arising out of this collaboration and will be responsible for their development and commercialization of such therapies.
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
2013 Long-term Strategic Research Agreement
In September 2013 we entered into a six-year research collaboration agreement with Ionis under which both companies collaborate to perform discovery level research and subsequent development and commercialization activities of antisense or other therapeutics for the potential treatment of neurological diseases. Under this agreement, Ionis performs research on a set of neurological targets identified within the agreement.
Ionis is eligible to receive milestone payments, license fees and royalty payments for all product candidates developed through this collaboration, with the specific amount dependent upon the modality of the product candidate advanced by us under the terms of the agreement.
For non-ALS antisense product candidates, Ionis is responsible for global development through the completion of a Phase 2 trial and we provide advice on the clinical trial design and regulatory strategy. For ALS antisense product candidates, we are responsible for global development, clinical trial design and regulatory strategy. We have an option to license a product candidate until completion of the Phase 2 trial. If we exercise our option, we will pay Ionis up to a $70.0 million license fee and assume global development, regulatory and commercialization responsibilities. Ionis could receive additional milestone payments upon the achievement of certain regulatory milestones of up to $130.0 million, plus additional amounts related to the cost of clinical trials conducted by Ionis under the collaboration, and royalties on future sales if we successfully develop the product candidate after option exercise.
In December 2018 we exercised our option with Ionis and obtained a worldwide, exclusive, royalty-bearing license to develop and commercialize BIIB067 (tofersen), an investigational treatment for ALS with superoxide dismutase 1 (SOD1) mutations. In connection with the option exercise, we made a payment of $35.0 million to Ionis, which was recorded as research and development in our consolidated statements of income. Future payments may include potential post-licensing milestone payments of up to $55.0 million and royalties in the low to mid-teen percentages on potential annual worldwide net sales. We are solely responsible for the costs and expenses related to the development, manufacturing and commercialization of tofersen following the option exercise.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the years ending December 31, 2019, 2018 and 2017, we incurred milestones of $20.0 million, $18.0 million and $12.0 million, respectively, related to the advancement of programs under this agreement, which were recorded as research and development expense in our consolidated statements of income.
Eisai Co., Ltd.
BAN2401 and Elenbecestat Collaboration
We have a collaboration agreement with Eisai Co., Ltd. (Eisai) to jointly develop and commercialize BAN2401, a monoclonal antibody that targets amyloid beta aggregates for the potential treatment of AD, and elenbecestat, the oral BACE (base amyloid cleaving enzyme) inhibitor (the BAN2401 and Elenbecestat Collaboration).
In September 2019 we and Eisai announced the decision to discontinue the global Phase 3 studies (MISSION AD1 and MISSION AD2) of elenbecestat in early AD. As a result of this decision, in the third quarter of 2019, we accrued approximately $48.0 million related to our share of the termination of various clinical trials and research and development contracts incurred under the BAN2401 and Elenbecestat Collaboration.
Eisai serves as the global operational and regulatory lead for BAN2401 and all costs, including research, development, sales and marketing expenses, are shared equally between us and Eisai. Upon marketing approval we and Eisai will co-promote BAN2401 and share profits equally. In addition, the BAN2401 and Elenbecestat Collaboration provides both parties with certain rights and obligations in the event of a change in control of either party.
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
Under the Aducanumab Collaboration Agreement, the two companies will continue to jointly develop BAN2401 in accordance with the BAN2401 and Elenbecestat Collaboration; however, we are no longer required to pay Eisai any milestone payments for products containing BAN2401 and we are no longer entitled to any potential development and commercial milestone payments from Eisai in relation to aducanumab.
A summary of development and sales and marketing expenses related to the BAN2401 and Elenbecestat Collaboration is as follows:

	For the Years Ended December 31,
(In millions)	2019	2018	2017
Total development expense incurred by the collaboration related to the advancement of BAN2401 and Elenbecestat	$348.7	$232.0	$146.2
Biogen's share of BAN2401 and Elenbecestat development expense reflected in research and development expense in our consolidated statements of income	$174.3	$116.0	$74.3

Total sales and marketing expense incurred by the collaboration	$32.4	$10.7	$—
Biogen's share of BAN2401 and Elenbecestat sales and marketing expense reflected in selling, general and administrative expense in our consolidated statements of income	$16.2	$5.4	$—

Aducanumab Collaboration Agreement
Under the Aducanumab Collaboration Agreement, the two companies will co-promote aducanumab with a region-based profit split and we lead the ongoing development of aducanumab.
In March 2019, based on a pre-specified futility analysis, we discontinued the global Phase 3 trials, EMERGE and ENGAGE, designed to evaluate the efficacy and safety of aducanumab in patients with early AD. A new analysis of a larger dataset from these trials, conducted in consultation with the FDA, showed that the Phase 3 EMERGE

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

study met its pre-specified primary and secondary endpoints. In October 2019 we and Eisai announced that we plan to pursue regulatory approval for aducanumab in the U.S.
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
In the first quarter of 2019, as a result of the decision to discontinue the Phase 3 EMERGE and ENGAGE trials following the futility analysis, we accrued and subsequently paid approximately $45.0 million related to the termination of various clinical trials and research and development contracts net of the expected 45% Eisai reimbursement of development costs incurred under the Aducanumab Collaboration Agreement.
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
A summary of development and sales and marketing expenses related to the Aducanumab Collaboration Agreement is as follows:

	For the Years Ended December 31,
(In millions)	2019	2018	2017
Total aducanumab development expense	$179.4	$264.8	$268.7
Biogen's share of aducanumab development expense reflected in research and development expense in our consolidated statements of income	$98.7	$234.6	$268.7

Total aducanumab sales and marketing expense incurred by the collaboration	$27.4	$50.6	$23.6
Biogen's share of aducanumab sales and marketing expense reflected in selling, general and administrative expense in our consolidated statements of income	$15.1	$27.3	$23.6

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
Alkermes
In November 2017 we entered into an exclusive license and collaboration agreement with Alkermes for VUMERITY, a novel fumarate for the treatment of RMS. In October 2019 the FDA approved VUMERITY in the U.S. for the treatment of RMS. In November 2019 VUMERITY became available in the U.S.
Under this agreement, we received an exclusive, worldwide license to develop and commercialize VUMERITY and we pay Alkermes a royalty of 15% on worldwide net commercial sales of VUMERITY. Royalties payable on net commercial sales of VUMERITY are subject, under certain circumstances, to tiered minimum annual payment requirements for a period of five years following FDA approval.
Alkermes is eligible to receive royalties in the high-single digits to sub-teen double digits of annual net commercial sales upon successful development and commercialization of new product candidates, other than VUMERITY, developed under the exclusive license from Alkermes.
Upon entering into this agreement, we made a $28.0 million upfront payment to Alkermes representing our share of VUMERITY development costs already incurred in 2017. Beginning in 2018 we became responsible for all

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

development expenses related to VUMERITY. In December 2017 we also recognized a $50.0 million expense, which was paid to Alkermes in 2018, enabling the continuation of the agreement to develop VUMERITY. Both the $28.0 million upfront payment and $50.0 million continuation payment were recorded as research and development expense in our consolidated financial statements during the year ended December 31, 2017.
During the fourth quarter of 2019, following the FDA's approval of VUMERITY, we paid Alkermes $155.0 million in milestone payments, which were recorded in intangible assets in our consolidated balance sheets and will be amortized over the useful life of the product. For the years ended December 31, 2019, 2018 and 2017, we recorded $53.5 million, $68.7 million and $80.3 million, respectively, in research and development expense in our consolidated statements of income related to this collaboration.
Alkermes currently supplies VUMERITY to us pursuant to a supply agreement with Alkermes. In October 2019 we entered into a new supply agreement and amended our license and collaboration agreement with Alkermes pursuant to which we have the election, following a transition period, to manufacture VUMERITY or have manufacturing transitioned to a third party in exchange for an increase in the royalty rate on worldwide net commercial sales of VUMERITY that is manufactured by us or our designee.
Bristol-Myers Squibb Company
In June 2017 we completed an exclusive license agreement with Bristol-Myers Squibb Company (BMS) for the development and potential commercialization of BIIB092 (gosuranemab), an antibody targeting tau, the protein that forms the deposits, or tangles, in the brain associated with AD.
Under this agreement, we received worldwide rights to gosuranemab and are responsible for the full development and potential commercialization of gosuranemab in AD and progressive supranuclear palsy (PSP).
In December 2019 we announced that the Phase 2 PASSPORT study investigating gosuranemab in individuals with PSP did not meet its primary endpoint. Based on these results, we discontinued development of gosuranemab in PSP and other primary tauopathies. We will continue our ongoing Phase 2 TANGO study of gosuranemab for mild cognitive impairment due to AD or mild AD, given differences in disease pathology.
Upon entering into this agreement, we made an upfront payment of $300.0 million to BMS and assumed all remaining obligations to the former shareholders of iPierian, Inc. (iPierian) related to BMS’s acquisition of iPierian in 2014. In June 2017 we recognized a $60.0 million developmental milestone payable to the former shareholders of iPierian upon dosing of the first patient in the Phase 2 PASSPORT study of gosuranemab for PSP. Both the $300.0 million upfront payment and the $60.0 million developmental milestone payment were recorded as research and development expense in our consolidated statements of income for the year ended December 31, 2017.
We may pay BMS up to $360.0 million in additional milestone payments, and potential royalties, and we may pay the former shareholders of iPierian up to $370.0 million in remaining milestone payments as well as potential royalties on net commercial sales.
For the years ended December 31, 2019 and 2018, we recorded $144.0 million and $97.0 million, respectively, in research and development expense in our consolidated statements of income related to this collaboration.
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
In connection with the collaboration and license agreement, we also entered into a supply agreement with Acorda for the commercial supply of FAMPYRA. This agreement is a sublicense arrangement of an existing

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

agreement between Acorda and Alkermes Inc., who acquired Elan Drug Technologies, the original party to the license with Acorda.
For the years ending December 31, 2019, 2018 and 2017, total cost of sales related to royalties and commercial supply of FAMPYRA reflected in our consolidated statements of income were $42.0 million, $36.5 million and $34.0 million, respectively.
AbbVie Inc.
We have a collaboration agreement with AbbVie for the development and commercialization of ZINBRYTA, which was approved for the treatment of RMS in the U.S. in May 2016 and in the E.U. in July 2016. The collaboration began selling ZINBRYTA in the third quarter of 2016. In March 2018 we and AbbVie announced the voluntary worldwide withdrawal of ZINBRYTA for RMS.
Under this agreement, we and AbbVie conducted ZINBRYTA co-promotion activities in the U.S., E.U. and Canadian territories, where development and commercialization costs and profits were shared equally.
We were responsible for manufacturing and research and development activities and recorded these activities within their respective lines in our consolidated statements of income, net of any reimbursement of research and development expenditures received from AbbVie. For the years ended December 31, 2019, 2018 and 2017, the collaboration incurred $0.6 million, $32.4 million and $39.9 million for research and development activities, respectively, for which we recognized $0.3 million, $16.2 million and $19.9 million, respectively, in our consolidated statements of income.
Co-promotion Profits and Losses
In the U.S., AbbVie recognized revenues on sales to third parties and we recognized our 50% share of the co-promotion profits or losses as a component of total revenues in our consolidated statements of income.
Our share of the co-promotion losses on ZINBRYTA in the U.S. for the year ended December 31, 2019, was immaterial. For the years ended December 31, 2018 and 2017, we recognized a net reduction in revenues from collaborative and other relationships, a component of other revenues, of $8.6 million and $16.9 million, respectively, to reflect our share of the overall net losses within the collaboration for each of those years.
Other Research and Discovery Arrangements
These arrangements may include the potential for future milestone payments based on the achievement of certain clinical and commercial development payable over a period of several years.
Skyhawk Therapeutics, Inc.
In January 2019 we entered into a collaboration and research and development services agreement with Skyhawk Therapeutics, Inc. (Skyhawk) pursuant to which the companies are leveraging Skyhawk's SkySTAR technology platform with the goal of discovering innovative small molecule treatments for patients with neurological diseases, including MS and SMA. We are responsible for the development and potential commercialization of any therapies resulting from this collaboration and we may also pay Skyhawk up to a total of approximately $2.4 billion in additional milestone payments as well as potential royalties on net commercial sales.
In connection with this agreement, we made an upfront payment of $74.0 million to Skyhawk, of which $38.5 million was recorded as research and development expense in our consolidated statements of income and $35.5 million was recorded as prepaid research and development expenditures within investments and other assets in our consolidated balance sheets and will be expensed as the services are provided. In October 2019 we amended this agreement to add an additional discovery program. In connection with this amendment, we made a payment to Skyhawk of $15.0 million, of which approximately $8.0 million was recorded as research and development and approximately $7.0 million was recorded as prepaid research and development expenditures within investments and other assets in our consolidated balance sheets.
Other
For the years ended December 31, 2019, 2018 and 2017, we entered into several research, discovery and other related arrangements that resulted in $30.6 million, $22.0 million and $10.0 million, respectively, recorded as research and development expense in our consolidated statements of income.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Samsung Bioepis Co., Ltd.
Joint Venture Agreement
In February 2012 we entered into a joint venture agreement with Samsung BioLogics, establishing an entity, Samsung Bioepis, to develop, manufacture and market biosimilar products. Samsung BioLogics contributed 280.5 billion South Korean won (approximately $250.0 million) for an 85% stake in Samsung Bioepis and we contributed 49.5 billion South Korean won (approximately $45.0 million) for the remaining 15% ownership interest. In June 2018 we exercised our option under our joint venture agreement to increase our ownership percentage in Samsung Bioepis from approximately 5%, which reflected the effect of previous equity financings in which we did not participate, to approximately 49.9%. The share purchase transaction was completed in November 2018 and, upon closing, we paid 759.5 billion South Korean won ($676.6 million) to Samsung BioLogics. As of December 31, 2019, our ownership percentage remained at approximately 49.9%.
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
For the year ended December 31, 2019, we recognized losses on our investment of $79.4 million. These losses reflect our share of losses totaling $1.2 million and amortization of basis differences totaling $78.2 million.
As of December 31, 2019 and 2018, the carrying value of our investment in Samsung Bioepis totaled 670.8 billion South Korean won ($580.2 million) and 759.5 billion South Korean won ($680.6 million), respectively, which is classified as a component of investments and other assets within our consolidated balance sheets.
2019 Transaction
In December 2019 we completed a transaction with Samsung Bioepis and secured the exclusive rights to commercialize two potential ophthalmology biosimilar products, SB11 referencing LUCENTIS and SB15 referencing EYLEA, in major markets worldwide, including the U.S., Canada, Europe, Japan and Australia. Samsung Bioepis will be responsible for development and will supply both products to us.
In connection with this transaction, we made an upfront payment of $100.0 million to Samsung Bioepis in January 2020, of which $63.0 million was recorded as research and development expense in our consolidated statements of income and $37.0 million was recorded as an intangible asset in our consolidated balance sheets. Additionally, we may pay Samsung Bioepis up to $210.0 million in additional development, regulatory and sales-based milestones, including a $15.0 million development milestone that we may pay in 2020.
We also acquired an option to extend the term of our current European commercial agreement for BENEPALI, IMRALDI and FLIXABI by an additional five years, subject to payment of an option exercise fee of $60.0 million, and obtained exclusive rights to commercialize these products in China.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2013 Commercial Agreement
In December 2013 pursuant to our rights under the joint venture agreement with Samsung BioLogics, we entered into an agreement with Samsung Bioepis to commercialize, over a 10-year term, 3 anti-tumor necrosis factor (TNF) biosimilar product candidates in Europe and in the case of BENEPALI, Japan. As discussed above, we have an option to extend this agreement by an additional five years. Under this agreement, we have made upfront and clinical development milestone payments totaling $46.0 million, which were recorded as research and development expense in our consolidated statements of income as the programs they relate to had not achieved regulatory approval. We also agreed to make additional milestone payments of $25.0 million upon regulatory approval in the E.U. for each of the three anti-TNF biosimilar product candidates. IMRALDI, an adalimumab biosimilar referencing HUMIRA, FLIXABI, an infliximab biosimilar referencing REMICADE, and BENEPALI, an etanercept biosimilar referencing ENBREL, received regulatory approval in the E.U. in August 2017, May 2016 and January 2016, respectively, and we capitalized the related milestone payments totaling $75.0 million as intangible assets, net in our consolidated balance sheets.
In April 2018 we and Samsung Bioepis announced an agreement with AbbVie related to the commercialization of IMRALDI. Under the terms of the agreement, AbbVie granted us and Samsung Bioepis patent licenses for the use and sale of IMRALDI in Europe, on a country-by-country basis, and we make royalty payments to AbbVie on behalf of Samsung Bioepis. We began to recognize revenues on sales of IMRALDI to third parties in Europe in the fourth quarter of 2018.
We reflect revenues on sales of BENEPALI, IMRALDI and FLIXABI to third parties in product revenues, net in our consolidated statements of income and record the related cost of revenues and sales and marketing expenses in our consolidated statements of income to their respective line items when these costs are incurred. Royalty payments to AbbVie on sales of IMRALDI are recognized in cost of sales within our consolidated statements of income.
We share 50% of the profit or loss related to our commercial agreement with Samsung Bioepis, which is recognized in collaboration profit (loss) sharing in our consolidated statements of income. For the years ended December 31, 2019, 2018 and 2017, we recognized a net profit-sharing expense of $241.6 million, $187.4 million and $111.0 million, respectively, to reflect Samsung Bioepis' 50% sharing of the net collaboration profits.
Other Services
Simultaneous with the formation of Samsung Bioepis, we also entered into a technical development services agreement, a manufacturing agreement and a license agreement with Samsung Bioepis.
Under the technical development services agreement, we provide Samsung Bioepis technical development and technology transfer services, which include, but are not limited to, cell culture development, purification process development, formulation development and analytical development.
Under the manufacturing agreement, we manufacture clinical and commercial quantities of bulk drug substance of biosimilar products for Samsung Bioepis pursuant to contractual terms.
Following the divestiture of our Hillerød, Denmark manufacturing operations in August 2019 FUJIFILM assumed responsibility for the manufacture of clinical and commercial quantities of bulk drug substance of biosimilar products for Samsung Bioepis. We no longer recognize revenues for the manufacturing completed after the divestiture date under the technical development services and manufacturing agreements with Samsung Bioepis. For additional information on the divestiture of our Hillerød, Denmark manufacturing operations, please read Note 3, Divestitures, to these consolidated financial statements.
Under the license agreement, we granted Samsung Bioepis an exclusive license to use, develop, manufacture and commercialize biosimilar products created by Samsung Bioepis using Biogen product-specific technology. In exchange, we receive single digit royalties on all biosimilar products developed and commercialized by Samsung Bioepis.
For the years ended December 31, 2019, 2018 and 2017, we recognized $106.2 million, $96.4 million and $42.7 million, respectively, in revenues under the license, technical development services and manufacturing agreements, which is reflected in revenues from collaborative and other relationships, as a component of other revenues in our consolidated statements of income.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amounts receivable from Samsung Bioepis related to the agreements discussed above were $85.0 million and $116.9 million as of December 31, 2019 and 2018, respectively. Amounts payable to Samsung Bioepis as of December 31, 2019, consisted of the $100.0 million upfront payment related to the 2019 transaction we completed in December 31, 2019, as discussed above. Amounts payable to Samsung Bioepis as of December 31, 2018, were $31.5 million.
19.     Investments in Variable Interest Entities
Consolidated Variable Interest Entities
Our consolidated financial statements include the financial results of variable interest entities in which we are the primary beneficiary. The following are our significant variable interest entities.
Neurimmune SubOne AG
We have a collaboration and license agreement with Neurimmune SubOne AG (Neurimmune) for the development and commercialization of antibodies for the potential treatment of AD, including aducanumab, our anti-amyloid beta antibody candidate for the potential treatment of AD (as amended, the Neurimmune Agreement). We are responsible for the development, manufacturing and commercialization of all licensed products. This agreement is effective for the longer of the duration of certain patents relating to a licensed product or 12 years from the first commercial sale of any product using such a licensed compound.
We consolidate the results of Neurimmune as we determined that we are the primary beneficiary of Neurimmune because we have the power through the collaboration to direct the activities that most significantly impact the entity’s economic performance and we are required to fund 100% of the research and development costs incurred in support of the collaboration.
In October 2017 we amended the terms of the Neurimmune Agreement and made a $150.0 million payment to Neurimmune in exchange for a 15% reduction in the previously negotiated royalty rates payable on products developed under the Neurimmune Agreement, including royalties payable on potential commercial sales of aducanumab. In May 2018 we made an additional $50.0 million payment to Neurimmune to further reduce the previously negotiated royalty rates payable on products developed under the Neurimmune Agreement, including royalties payable on potential commercial sales of aducanumab, by an additional 5%. Our royalty rates payable on products developed under the Neurimmune Agreement, including royalty rates payable on potential commercial sales of aducanumab, now range from the high single digits to sub-teens. As we consolidate the results of Neurimmune, we treated these payments as distributions and recognized them as charges to noncontrolling interests in the fourth quarter of 2017 and the second quarter of 2018, as applicable.
Additionally, under the terms of the Neurimmune Agreement, we would be required to pay Neurimmune a milestone payment of $75.0 million upon the regulatory filing with the FDA for approval of aducanumab and a milestone payment of $100.0 million if aducanumab is launched in the U.S.
Research and development costs for which we reimburse Neurimmune are reflected in research and development expense in our consolidated statements of income. During the years ending December 31, 2019, 2018 and 2017, amounts reimbursed were immaterial.
The assets and liabilities of Neurimmune are not significant to our consolidated financial position or results of operations as it is a research and development organization. We have provided no financing to Neurimmune other than previously contractually required amounts.
Under the Aducanumab Collaboration Agreement, Eisai had an option to share in the benefit and cost associated with the royalty reductions discussed above; however, Eisai did not elect to share in the benefit and cost with respect to either the October 2017 or May 2018 royalty reductions, which will impact the amount of profits (losses) on potential commercial sales of aducanumab to be shared with Eisai. For additional information on our collaboration arrangements with Eisai, please read Note 18, Collaborative and Other Relationships, to these consolidated financial statements.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Unconsolidated Variable Interest Entities
We have relationships with various variable interest entities that we do not consolidate as we lack the power to direct the activities that significantly impact the economic success of these entities. These relationships include investments in certain biotechnology companies and research collaboration agreements.
As of December 31, 2019 and 2018, the carrying value of our investments in certain biotechnology companies representing potential unconsolidated variable interest entities totaled $22.7 million and $28.7 million, respectively. Our maximum exposure to loss related to these variable interest entities is limited to the carrying value of our investments.
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
Loss Contingencies
IMRALDI Patent Litigation
In September 2018 Fresenius Kabi Deutschland GmbH (Fresenius Kabi) commenced proceedings for damages and injunctive relief against Biogen France SAS in the Tribunal de Grande Instance de Paris, alleging that IMRALDI, the adalimumab biosimilar product of Samsung Bioepis UK Limited that Biogen has commercialized in Europe, infringes the French counterpart of European Patent No. 3 148 510 (the '510 Patent), which was issued in June 2018 and expires in May 2035. No hearing on the merits has been scheduled.
In October 2018 Fresenius Kabi commenced preliminary injunction proceedings against Biogen (Denmark) Manufacturing ApS and Biogen Denmark A/S in Denmark's Maritime and Commercial High Court alleging infringement of Danish Utility Models. In June 2019 the Danish court denied Fresenius Kabi's request for a preliminary injunction and Fresenius Kabi has appealed that decision.
In November 2018 Fresenius Kabi commenced infringement proceedings for damages and injunctive relief against Biogen Italia S.R.L. in the District Court of Milan relating to the Italian counterpart of the ‘510 Patent, and against Biogen GmbH in the Düsseldorf Regional Court relating to the German counterpart of the ‘510 Patent. In Italy, Fresenius Kabi has surrendered the Italian counterpart of the ‘510 Patent and has moved to dismiss its infringement action. A hearing in the proceeding in Germany has not yet been set but is expected to occur after a decision on our pending opposition to the ‘510 patent in the EPO.
In July 2019 Gedeon Richter PLC (Gedeon Richter) commenced proceedings against Biogen GmbH in the Düsseldorf Regional Court alleging infringement of the German counterpart of European Patent No. 3 212 667 (the

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

'667 Patent), which was issued in September 2018 and expires in October 2035, and seeking damages and injunctive relief. A hearing has been set for November 2020.
In July 2019 Biogen Idec Ltd. (Biogen UK) and Samsung Bioepis UK Limited filed an action in the United Kingdom Patents Court to revoke the United Kingdom (U.K.) counterpart of the '667 Patent. In January 2020 the U.K. court revoked the patent.
In August 2019 Biogen B.V. (Netherlands) and Samsung Bioepis UK Limited filed an action in the District Court of the Hague, Netherlands to revoke the Dutch counterpart of the '667 Patent. Gedeon Richter filed a separate action for infringement in the same court and a hearing in both cases has been set for May 2020.
An estimate of the possible loss or range of loss in the pending IMRALDI patent litigation described above cannot be made at this time.
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
Dispute with Former Convergence Shareholders
In November and December 2019 Shareholder Representative Services LLC, on behalf of the former shareholders of Convergence, sent us correspondence asserting claims of $200.0 million for alleged breach of the contract under which we acquired Convergence. We dispute the claims.
Other Matters
Petition for Inter Partes Review
In July 2018 Mylan Pharmaceuticals, Inc. (Mylan) filed a petition that was granted by the U.S. Patent Trial and Appeal Board (PTAB) for inter partes review of our U.S. Patent No. 8,399,514 (the '514 Patent), which covers treatment of MS with 480 mg of dimethyl fumarate per day as provided for in our TECFIDERA label. Sawai USA, Inc. and Sawai Pharmaceutical Co. Ltd. were later joined as petitioners, but in January 2020 the PTAB terminated their involvement in the proceeding. A hearing on Mylan’s petition was held in November 2019 and on February 5, 2020, the PTAB issued a final written decision upholding the patentability of the ‘514 Patent.
Hatch-Waxman Act Litigation relating to TECFIDERA Orange-Book Listed Patents
In 2017, 2018 and 2019 we filed patent infringement proceedings relating to TECFIDERA Orange-Book listed patents pursuant to the Drug Price Competition and Patent Term Restoration Act of 1984, commonly known as the Hatch-Waxman Act, against Accord Healthcare Inc., Alkem Laboratories Ltd., Amneal Pharmaceuticals LLC, Aurobindo Pharma U.S.A., Inc., Cipla Limited, Glenmark Pharmaceuticals Ltd., Graviti Pharmaceuticals Pvt. Ltd., Hetero USA, Inc., Lupin Atlantis Holdings SA, Macleods Pharmaceuticals, Ltd., MSN Laboratories Pvt. Ltd., Pharmathen S.A., Prinston Pharmaceutical Inc., Sandoz Inc., Sawai USA, Inc., Shipla Medicare Limited, Slayback Pharma LLC, Torrent Pharmaceuticals Ltd., TWi Pharmaceuticals, Inc., Windlas Healthcare Pvt. Ltd. and Zydus Pharmaceuticals (USA) Inc. (the Delaware Defendants) in the U.S. District Court for the District of Delaware (the Delaware Court) and against Mylan in the U.S. District Court for the Northern District of West Virginia. The litigation against Aurobindo Pharma U.S.A., Inc., Glenmark Pharmaceuticals Ltd. and Sawai USA was dismissed in the fourth quarter of 2019.
A trial against the remaining Delaware Defendants was held in the Delaware Court in December 2019 and we are awaiting a decision.
A trial is ongoing in the West Virginia action against Mylan.
We have entered into settlement agreements with some of the Delaware Defendants and we now anticipate market entry of a generic product equivalent to TECFIDERA before the ‘514 Patent expires in February 2028.
In December 2018 we filed an action under the Hatch-Waxman Act against Banner Life Sciences LLC (Banner) for infringement of our U.S. Patent No. 7,619,001 (the ‘001 patent) expiring on June 20, 2020, and claiming treatment of MS with dimethyl fumarate or methyl hydrogen fumarate or a combination thereof. In January 2020 the

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Delaware Court entered judgment that Banner’s drug product does not infringe the ‘001 patent. We have appealed the decision.
European Patent Office Oppositions
In 2016 the EPO revoked our European patent number 2 137 537 (the '537 Patent), which covers the treatment of MS with 480 mg of dimethyl fumarate as provided for in our TECFIDERA label. We have appealed to the Technical Boards of Appeal of the EPO and a hearing has been set for March 2020.
In March 2018 the EPO revoked Forward Pharma’s European Patent No. 2 801 355, which expires in October 2025. Forward Pharma has filed an appeal to the Technical Boards of Appeal of the EPO and a hearing has been set for June 2020. For additional information regarding this matter, please read Note 6, Intangible Assets and Goodwill, to these consolidated financial statements.
TYSABRI Patent Revocation Matters
In November 2017 Bioeq GMBH, affiliated with the Polpharma Group, brought an action in the Polish Patent Office seeking to revoke Polish Patent Number 215263 (the Polish '263 Patent), corresponding to our European Patent Number 1 485 127 (the E.U. '127 Patent) and covering administration of natalizumab (TYSABRI) to treat MS. The Polish '263 Patent expires in February 2023. No hearing on the merits has been set in this matter.
Swiss Pharma International AG, also affiliated with the Polpharma Group, filed actions in the District Court of the Hague, Netherlands (January 2016), the German Patents Court (March 2016) and the Commercial Court of Rome (November 2017) seeking to invalidate the Dutch, German and Italian counterparts, respectively, of the E.U. '127 Patent, which also cover administration of natalizumab (TYSABRI) to treat MS and expire in February 2023. The Dutch and German counterparts were ruled invalid. The decision in the Dutch action was affirmed on appeal and a hearing has been set for July 2020 in our appeal in the German action. No date for a hearing on the merits has been set in the Italian action.
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
Bayer, Pfizer, Novartis and EMD Serono all filed counterclaims seeking declaratory judgments of patent invalidity and non-infringement and seeking monetary relief in the form of costs and attorneys' fees. Bayer had previously filed a complaint against us in the same court, on May 27, 2010, seeking a declaratory judgment that it does not infringe the '755 Patent and that the '755 Patent is invalid, and seeking monetary relief in the form of attorneys' fees, costs and expenses.
In September 2018 the trial court entered judgment against EMD Serono and Pfizer that the '755 Patent is infringed and valid and ordered a new trial on damages. EMD Serono and Pfizer filed an appeal in the U.S. Court of Appeals for the Federal Circuit and oral argument is scheduled for March 2020. The trial court has not yet scheduled the new damages trial or a trial against Bayer and Novartis.
Government Matters
We have learned that state and U.S. governmental authorities are investigating our sales and promotional practices and have received related subpoenas. We are cooperating with the investigation.
We have received subpoenas and other requests from the U.S. government for documents and information relating to our relationship with non-profit organizations that assist patients taking drugs sold by Biogen and the government has challenged some of our contributions to these organizations. We are cooperating with the investigation and have participated in preliminary discussions with the government regarding potential resolution of aspects of the matter. We have accrued the amount of our best estimate of the minimum probable loss in this matter.

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
21.    Commitments and Contingencies
Royalty Payments
TYSABRI
In 2013 we acquired from Elan full ownership of all remaining rights to TYSABRI that we did not already own or control. Under the acquisition agreement, we are obligated to make contingent payments to Elan of 18% on annual worldwide net commercial sales up to $2.0 billion and 25% on annual worldwide net commercial sales that exceed $2.0 billion. Royalty payments to Elan and other third parties are recognized as cost of sales in our consolidated statements of income. Elan was acquired by Perrigo Company plc (Perrigo) in December 2013 and Perrigo subsequently sold its rights to these payments to a third-party effective January 2017.
SPINRAZA
In 2016 we exercised our option to develop and commercialize SPINRAZA from Ionis. Under our agreement with Ionis, we make royalty payments to Ionis on annual worldwide net commercial sales of SPINRAZA using a tiered royalty rate between 11% and 15%, which are recorded as cost of sales in our consolidated statements of income. For additional information on our collaboration arrangements with Ionis, please read Note 18, Collaborative and Other Relationships, to these consolidated financial statements.
VUMERITY
In October 2019 the FDA approved VUMERITY for the treatment of RMS. Under our agreement with Alkermes, we make royalty payments to Alkermes on worldwide net commercial sales of VUMERITY using a royalty rate of 15%, which are recorded as cost of sales in our consolidated statements of income. Royalties payable on net commercial sales of VUMERITY are subject, under certain circumstances, to tiered minimum annual payment requirements for a period of five years following FDA approval. For additional information on our collaboration arrangement with Alkermes, please read Note 18, Collaborative and Other Relationships, to these consolidated financial statements.
Contingent Consideration related to Business Combinations
In connection with our acquisitions of Convergence and BIN, we agreed to make additional payments based upon the achievement of certain milestone events.
As the acquisitions of Convergence and BIN occurred after January 1, 2009, we recognized the contingent consideration liabilities associated with these transactions at their fair value on the acquisition date and revalue the remaining obligations each reporting period. We may pay up to approximately $735.0 million in remaining milestones related to these acquisitions.
Fumapharm AG
In 2006 we acquired Fumapharm AG. As part of this acquisition we acquired the Fumapharm Products. We were required to make contingent payments to former shareholders of Fumapharm AG and holders of their rights based on the attainment of certain cumulative sales levels of Fumapharm Products and the level of total net sales of Fumapharm Products in the prior 12-month period, as defined in the acquisition agreement, until such time as the cumulative sales level reached $20.0 billion, at which time no further contingent payments were due. During the first

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

quarter of 2019 we paid the final $300.0 million contingent payment as we achieved the $20.0 billion cumulative sales levels related to the Fumapharm Products in the fourth quarter of 2018.
Contingent Development, Regulatory and Commercial Milestone Payments
Based on our development plans as of December 31, 2019, we could make potential future milestone payments to third parties of up to approximately $6.8 billion, including approximately $1.2 billion in development milestones, approximately $1.4 billion in regulatory milestones and approximately $4.2 billion in commercial milestones, as part of our various collaborations, including licensing and development programs. Payments under these agreements generally become due and payable upon achievement of certain development, regulatory or commercial milestones. Because the achievement of these milestones was not considered probable as of December 31, 2019, such contingencies have not been recorded in our financial statements. Amounts related to contingent milestone payments are not considered contractual obligations as they are contingent on the successful achievement of certain development, regulatory or commercial milestones.
Provided various development, regulatory or commercial milestones are achieved, we anticipate that we may pay approximately $430.0 million of milestone payments in 2020, including $75.0 million upon the regulatory filing with the FDA for approval of aducanumab and $100.0 million if aducanumab is launched in the U.S.
Other Funding Commitments
As of December 31, 2019, we have several ongoing clinical studies in various clinical trial stages. Our most significant clinical trial expenditures are to CROs. The contracts with CROs are generally cancellable, with notice, at our option. We recorded accrued expenses of approximately $24.0 million in our consolidated balance sheet for expenditures incurred by CROs as of December 31, 2019. We have approximately $514.0 million in cancellable future commitments based on existing CRO contracts as of December 31, 2019.
As part of the sale of our Hillerød, Denmark manufacturing operations to FUJIFILM, we have provided FUJIFILM with certain minimum batch production commitment guarantees. There is a risk that the minimum contractual batch production commitments will not be met. Based upon current estimates we expect to incur an adverse commitment obligation of approximately $74.0 million associated with such guarantees and have accrued for this obligation. We may adjust this estimate based upon changes in business conditions, which may result in the increase or reduction of this adverse commitment obligation in subsequent periods.
Tax Related Obligations
We exclude liabilities pertaining to uncertain tax positions from our summary of contractual obligations as we cannot make a reliable estimate of the period of cash settlement with the respective taxing authorities. As of December 31, 2019, we have $136.9 million of net liabilities associated with uncertain tax positions.
As of December 31, 2019 and 2018, we have accrued income tax liabilities of $697.0 million under the Transition Toll Tax. Of the amounts accrued as of December 31, 2019, no amounts are expected to be paid within one year due to an approximately $87.0 million carryforward of taxes paid in relation to the company's 2017 tax return. The Transition Toll Tax will be paid over an eight-year period, which started in 2018, and will not accrue interest. For additional information on the Transition Toll Tax, please read Note 16, Income Taxes, to these consolidated financial statements.
Solothurn, Switzerland Manufacturing Facility
In order to support our drug development pipeline, we are building a large-scale biologics manufacturing facility in Solothurn, Switzerland. We expect this facility to be partially operational by the end of 2020. As of December 31, 2019, we had contractual commitments of approximately $52.0 million related to the construction of this facility.
22.      Guarantees
As of December 31, 2019 and 2018, we did not have significant liabilities recorded for guarantees.
We enter into indemnification provisions under our agreements with other companies in the ordinary course of business, typically with business partners, contractors, clinical sites and customers. Under these provisions, we generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of our activities. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. However, to date we have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of December 31, 2019 and 2018.
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
Expense related to our 401(k) Savings Plan totaled $44.8 million, $42.2 million and $42.6 million for the years ended December 31, 2019, 2018 and 2017, respectively.
Deferred Compensation Plan
We maintain a non-qualified deferred compensation plan, known as the Supplemental Savings Plan (SSP), which allows a select group of management employees in the U.S. to defer a portion of their compensation. The SSP also provides certain credits to highly compensated U.S. employees that are paid by the company. These credits are known as the Restoration Match. The deferred compensation amounts are accrued when earned. Such deferred compensation is distributable in cash in accordance with the rules of the SSP. Deferred compensation amounts under such plan as of December 31, 2019 and 2018, totaled approximately $114.6 million and $109.3 million, respectively, and are included in other long-term liabilities in our consolidated balance sheets. The SSP also holds certain transition contributions on behalf of participants who previously participated in the Biogen, Inc. Retirement Plan. The Restoration Match and participant contributions vest immediately. Distributions to participants can be either in one lump sum payment or annual installments as elected by the participants.
Pension Plans
Our retiree benefit plans include defined benefit plans for employees in our affiliates in Switzerland and Germany as well as other insignificant defined benefit plans in certain other countries where we maintain an operating presence.
Our Swiss plan is a government-mandated retirement fund that provides employees with a minimum investment return. The minimum investment return is determined annually by the Swiss government and was 1.00% in 2019, 2018 and 2017. Under the Swiss plan, both we and certain of our employees with annual earnings in excess of government determined amounts are required to make contributions into a fund managed by an independent investment fiduciary. Employer contributions must be in an amount at least equal to the employee’s contribution. Minimum employee contributions are based on the respective employee’s age, salary and gender. As of December 31, 2019 and 2018, the Swiss plan had an unfunded net pension obligation of $42.9 million and $48.6 million, respectively, and plan assets that totaled $127.1 million and $93.1 million, respectively. In 2019, 2018 and 2017 we recognized expense totaling $14.7 million, $14.8 million and $12.3 million, respectively, related to our Swiss plan, of which $1.2 million, $1.3 million and $1.1 million, respectively, was included in other income (expense), net.
The obligations under the German plans are unfunded and totaled $59.6 million and $45.3 million as of December 31, 2019 and 2018, respectively. Net periodic pension cost related to the German plans totaled $5.1 million, $5.3 million and $5.2 million for the years ended December 31, 2019, 2018 and 2017, respectively, of which $1.4 million, $1.5 million and $1.4 million, respectively, was included in other income (expense), net.
24.      Segment Information
We operate as one operating segment, focused on discovering, developing and delivering worldwide innovative therapies for people living with serious neurological and neurodegenerative diseases as well as related therapeutic

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

adjacencies. Our Chief Executive Officer (CEO), as the chief operating decision-maker, manages and allocates resources to the operations of our company on a total company basis. Our research and development organization is responsible for the research and discovery of new product candidates and supports development and registration efforts for potential future products. Our pharmaceutical, operations and technology organization manages the development of the manufacturing processes, clinical trial supply, commercial product supply, distribution, buildings and facilities. Our commercial organization is responsible for U.S. and international development of our commercial products. The company is also supported by corporate staff functions. Managing and allocating resources on a total company basis enables our CEO to assess the overall level of resources available and how to best deploy these resources across functions, therapeutic areas and research and development projects that are in line with our long-term company-wide strategic goals. Consistent with this decision-making process, our CEO uses consolidated, single-segment financial information for purposes of evaluating performance, forecasting future period financial results, allocating resources and setting incentive targets.
Enterprise-wide disclosures about product revenues, other revenues and long-lived assets by geographic area are presented below. Revenues are primarily attributed to individual countries based on location of the customer or licensee.
Geographic Information
The following tables contain certain financial information by geographic area:

December 31, 2019 (In millions)	U.S.	Europe	Asia	Other	Total
Product revenues from external customers	$6,713.8	$3,794.5	$320.3	$551.2	$11,379.8
Revenues from anti-CD20 therapeutic programs	$2,211.9	$0.2	$—	$78.3	$2,290.4
Other revenues from external customers	$585.8	$9.7	$112.2	$—	$707.7
Long-lived assets	$1,493.2	$2,162.9	$6.2	$12.0	$3,674.3

December 31, 2018 (In millions)	U.S.	Europe	Asia	Other	Total
Product revenues from external customers	$6,800.5	$3,370.3	$281.2	$434.8	$10,886.8
Revenues from anti-CD20 therapeutic programs	$1,903.4	$0.2	$—	$76.6	$1,980.2
Other revenues from external customers	$457.0	$32.7	$96.2	$—	$585.9
Long-lived assets	$1,152.7	$2,442.8	$3.9	$1.8	$3,601.2

December 31, 2017 (In millions)	U.S.	Europe	Asia	Other	Total
Product revenues from external customers	$7,017.1	$2,844.8	$160.1	$332.7	$10,354.7
Revenues from anti-CD20 therapeutic programs	$1,475.6	$0.6	$—	$83.0	$1,559.2
Other revenues from external customers	$249.5	$67.8	$42.7	$—	$360.0
Long-lived assets	$1,226.9	$1,948.2	$5.2	$2.1	$3,182.4

Other
As of December 31, 2019, 2018 and 2017, approximately $2,028.8 million, $1,748.5 million and $1,215.7 million, respectively, of our long-lived assets were related to the construction of our large-scale biologics manufacturing facility in Solothurn, Switzerland.
In August 2019 we completed the sale of all of the outstanding shares of our subsidiary that owned our biologics manufacturing operations in Hillerød, Denmark to FUJIFILM. As of December 31, 2018 and 2017, approximately $646.5 million and $707.1 million, respectively, of our long-lived assets were related to our manufacturing facility in Hillerød, Denmark.
For additional information on our large-scale biologics manufacturing facility in Solothurn, Switzerland, please read Note 10, Property, Plant and Equipment, to these consolidated financial statements. For additional information on the divestiture of our Hillerød, Denmark manufacturing operations, please read Note 3, Divestitures, to these consolidated financial statements.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

25.      Quarterly Financial Data (Unaudited)

(In millions, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
2019
Product revenues, net	$2,680.0	$2,880.3	$2,894.7	$2,924.8	$11,379.8
Revenues from anti-CD20 therapeutic programs	$517.4	$576.4	$595.8	$600.8	$2,290.4
Other revenues	$292.4	$160.0	$109.6	$145.7	$707.7
Total revenues	$3,489.8	$3,616.7	$3,600.1	$3,671.3	$14,377.9
Gross profit (1)	$2,887.8	$3,140.4	$3,170.1	$3,224.2	$12,422.5
Net income (a)	$1,408.8	$1,494.1	$1,545.9	$1,439.7	$5,888.5
Net income attributable to Biogen Inc. (a)	$1,408.8	$1,494.1	$1,545.9	$1,439.7	$5,888.5
Net income per share:
Basic earnings per share attributable to Biogen Inc.	$7.17	$7.85	$8.40	$8.10	$31.47
Diluted earnings per share attributable to Biogen Inc.	$7.15	$7.85	$8.39	$8.08	$31.42
Weighted-average shares used in calculating:
Basic earnings per share attributable to Biogen Inc.	196.6	190.3	184.0	177.8	187.1
Diluted earnings per share attributable to Biogen Inc.	197.0	190.4	184.2	178.2	187.4

(In millions, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
2018
Product revenues, net	$2,523.5	$2,757.5	$2,780.1	$2,825.7	$10,886.8
Revenues from anti-CD20 therapeutic programs	$443.2	$490.4	$511.7	$534.9	$1,980.2
Other revenues	$164.4	$108.6	$147.2	$165.7	$585.9
Total revenues	$3,131.1	$3,356.5	$3,439.0	$3,526.3	$13,452.9
Gross profit (1)	$2,685.1	$2,935.5	$2,978.2	$3,037.8	$11,636.6
Net income (b)	$1,171.2	$915.0	$1,442.9	$944.9	$4,474.0
Net income attributable to Biogen Inc. (b)	$1,172.9	$866.6	$1,444.4	$946.8	$4,430.7
Net income per share:
Basic earnings per share attributable to Biogen Inc.	$5.55	$4.18	$7.17	$4.74	$21.63
Diluted earnings per share attributable to Biogen Inc.	$5.54	$4.18	$7.15	$4.73	$21.58
Weighted-average shares used in calculating:
Basic earnings per share attributable to Biogen Inc.	211.4	207.1	201.4	199.8	204.9
Diluted earnings per share attributable to Biogen Inc.	211.7	207.3	201.9	200.3	205.3
(1) Gross profit is calculated as total revenues less cost of sales, excluding amortization and impairment of acquired intangible assets.

(a)	Net income and net income attributable to Biogen Inc. for 2019 include:

•
Pre-tax gains (losses) related to changes in the fair value of our strategic investments of $376.1 million, ($174.2) million, ($4.6) million and $2.8 million for the first, second, third and fourth quarters, respectively.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•
Impairment charges related to certain intangible assets of $215.9 million in the third quarter. For additional information, please read Note 6, Intangible Assets and Goodwill, to these consolidated financial statements.

•
A total net loss in our consolidated statements of income of approximately $124.2 million related to the sale of all the outstanding shares of our subsidiary that owned our biologics manufacturing operations in Hillerød, Denmark to FUJIFILM. This loss included a pre-tax loss of $55.3 million and a tax expense of $68.9 million related to this transaction. For additional information on the divestiture of our Hillerød, Denmark manufacturing operations, please read, Note 3, Divestitures, to these consolidated financial statements.

•
An expense of $63.0 million was recorded in research and development expense in our consolidated statements of income in the fourth quarter as we completed a transaction with Samsung Bioepis and secured the exclusive rights to commercialize two potential ophthalmology biosimilar products, SB11 referencing LUCENTIS and SB15 referencing EYLEA, in major markets worldwide, including the U.S., Canada, Europe, Japan and Australia. We also acquired an option to extend our existing commercial agreement with Samsung Bioepis for BENEPALI, IMRALDI and FLIXABI in Europe and obtained exclusive rights to commercialize these products in China. For additional information, please read, Note 18, Collaborative and Other Relationships, to these consolidated financial statements.

•
Losses (gains) related to the adjustments to the fair values of our contingent consideration obligations of $11.5 million, $(20.0) million, $(57.8) million and $2.6 million for the first, second, third and fourth quarters, respectively. For additional information on the valuation of our contingent consideration obligations, please read Note 7, Fair Value Measurements, to these consolidated financial statements.

•
A payment of $45.0 million to Ionis in the fourth quarter, as we exercised our option to obtain a worldwide, exclusive, royalty-bearing license from Ionis to develop and commercialize BIIB080. For additional information, please read, Note 18, Collaborative and Other Relationships, to these consolidated financial statements.

•
A payment of $38.5 million to Skyhawk in the first quarter as we entered into a collaboration and research and development services agreement with Skyhawk pursuant to which the companies are leveraging Skyhawk's SkySTAR technology platform with the goal of discovering innovative small molecule treatments for patients with neurological diseases, including MS and SMA. For additional information, please read, Note 18, Collaborative and Other Relationships, to these consolidated financial statements.

(b)	Net income and net income attributable to Biogen Inc. for 2018 include:

•
Pre-tax (losses) gains related to changes in the fair value of our strategic investments of $(6.4) million, $5.4 million, $141.2 million and $(12.2) million for the first, second, third and fourth quarters, respectively.

•
Pre-tax charges to acquired IPR&D of $10.0 million, $75.0 million and $27.5 million for the first, second and third quarters, respectively, for upfront payments made upon closing of asset purchase transactions. For additional information, please read Note 2, Acquisitions, to these consolidated financial statements.

•
Pre-tax research and development expenses for the second quarter of $486.2 million related to the 2018 Ionis Agreement. For additional information, please read, Note 18, Collaborative and Other Relationships, to these consolidated financial statements.

•
Pre-tax charge to noncontrolling interests of $50.0 million for the second quarter for a payment to Neurimmune in exchange for a 5% reduction in the previously negotiated royalty rates payable on products developed under the Neurimmune Agreement, including royalties payable on potential commercial sales of aducanumab. For additional information, please read Note 19, Investments in Variable Interest Entities, to these consolidated financial statements.

•
Impairment charges related to certain intangible assets of $189.3 million and $176.8 million in the third and fourth quarters, respectively. For additional information, please read Note 6, Intangible Assets and Goodwill, to these consolidated financial statements.

•
Losses (gains) related to the adjustments to the fair values of our contingent consideration obligations of $(5.6) million, $1.9 million, $(87.9) million and $79.3 million for the first, second, third and fourth quarters,

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

respectively. For additional information, please read Note 7, Fair Value Measurements, to these consolidated financial statements.

•
Net increase to income tax expense of $135.8 million for the fourth quarter reflecting the impact of electing to record deferred taxes on GILTI. For additional information, please read Note 16, Income Taxes, to these consolidated financial statements.

•
An upfront payment of $35.0 million to Ionis, as we exercised our option in the fourth quarter to obtain a worldwide, exclusive, royalty-bearing license from Ionis to develop and commercialize tofersen. For additional information, please read Note 18, Collaborative and Other Relationships, to these consolidated financial statements.

26.      Subsequent Events
Pfizer Inc.
In January 2020 we entered into an agreement to acquire PF-05251749, a novel CNS-penetrant small molecule inhibitor of casein kinase 1, for the potential treatment of patients with behavioral and neurological symptoms across various psychiatric and neurological diseases from Pfizer. In particular, we plan to develop the Phase 1 asset for the treatment of sundowning in AD and irregular sleep wake rhythm disorder in Parkinson’s disease. In connection with the closing of this transaction, we will make an upfront payment of $75.0 million to Pfizer, which will be recorded as acquired IPR&D in our consolidated statements of income as PF-05251749 has not yet reached technological feasibility. We may also pay Pfizer up to $635.0 million in potential additional development and commercialization milestone payments, as well as tiered royalties in the high single digits to sub-teens.
This transaction will be accounted for as an asset acquisition and is subject to customary closing conditions, including the expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 in the U.S. We expect the transaction to close in the first quarter of 2020.
2020 Credit Facility
In January 2020 we entered into a $1.0 billion, five-year senior unsecured revolving credit facility under which we are permitted to draw funds for working capital and general corporate purposes. The terms of the revolving credit facility include a financial covenant that requires us not to exceed a maximum consolidated leverage ratio. This revolving credit facility replaced the revolving credit facility entered into in August 2015.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Biogen Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Biogen Inc. and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of income, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2019, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Changes in Accounting Principles

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019 and the manner in which it accounts for income taxes for intra-entity transfers of assets other than inventory in 2018.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Reserves for Medicaid and Managed Care Rebates

As described in Notes 1 and 4 to the consolidated financial statements, the Company recognized revenue from product sales net of reserves, including Medicaid and managed care rebates. Within Accrued expenses and other, total contractual adjustments amounted to $1,027.3 million as of December 31, 2019. This balance primarily includes provisions for Medicaid and managed care rebates in the U.S. Medicaid rebates relate to the Company’s estimated obligations to states under established reimbursement arrangements. The Company’s liability for Medicaid rebates consists of estimates for claims that a state will make for the current quarter, claims for prior quarters that have been estimated for which an invoice has not been received, invoices received for claims from the prior quarters that have not been paid, and an estimate of potential claims that will be made for inventory that exists in the distribution channel at period end. Managed care rebates represent the Company’s obligations to third parties, primarily pharmacy benefit managers. Managed care rebates result from performance-based goals, formulary position and price increase limit allowances (price protection). The calculation of the accrual of the managed care rebate is based on an estimate of the customer’s buying patterns and the resulting applicable contractual rebate rate(s) to be earned over a contractual period. As disclosed by management, the Medicaid and managed care estimates reflect historical experience, current contractual and statutory requirements, specific known market events and trends, industry data and forecasted customer buying and payment patterns.

The principal considerations for our determination that performing procedures relating to reserves for Medicaid and managed care rebates is a critical audit matter are there was significant judgment by management due to the significant measurement uncertainty involved in developing these reserves, as the reserves are based on assumptions developed using historical experience, current contractual requirements, specific known market events and payment patterns. This in turn led to a high degree of auditor judgment, subjectivity and effort in applying procedures related to these assumptions.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the reserves for Medicaid and managed care rebates, including controls over the assumptions used to estimate these rebate reserves. These procedures also included, among others, (i) developing an independent estimate of the rebate reserves by utilizing third party data related to product demand, data related to price changes, the terms of the specific rebate programs, the historical trend of actual rebate claims paid and consideration of contractual requirement changes and market events; (ii) comparing the independent estimate to management’s estimate, and (iii) testing rebate claims paid by the Company, including evaluating the claims for consistency with the contractual terms of the Company’s rebate agreements.
/s/PricewaterhouseCoopers LLP
Boston, Massachusetts
February 6, 2020

We have served as the Company's auditor since 2003.