Form 10-Q
period 2020-03-31
BIOGEN INC.
filed 2020-04-23
CIK 875045

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the issuer’s Common Stock, $0.0005 par value, outstanding as of April 22, 2020, was 163,187,486 shares.

BIOGEN INC.
FORM 10-Q — Quarterly Report
For the Quarterly Period Ended March 31, 2020

NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements that are being made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995 (the Act) with the intention of obtaining the benefits of the “Safe Harbor” provisions of the Act. These forward-looking statements may be accompanied by such words as “aim,” “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “plan,” “potential,” “possible,” “will,” “would” and other words and terms of similar meaning. Reference is made in particular to forward-looking statements regarding:

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

•	patent terms, patent term extensions, patent office actions and expected availability and period of regulatory exclusivity;

•	the direct and indirect impact of COVID-19 on our business and operations, including sales, expenses, supply chain, manufacturing, research and development costs, clinical trials and employees;

•
the potential impact of increased product competition in the markets in which we compete, including increased competition from generics, biosimilars, prodrugs and products approved under abbreviated regulatory pathways;

•	our plans and investments in our core and emerging growth areas, as well as implementation of our corporate strategy;

•
the drivers for growing our business, including our plans and intention to commit resources relating to research and development programs and business development opportunities, as well as the potential benefits and results of certain business development transactions;

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
NOTE REGARDING TRADEMARKS
AVONEX®, PLEGRIDY®, RITUXAN®, RITUXAN HYCELA®, SPINRAZA®, TECFIDERA®, TYSABRI®, VUMERITY® and ZINBRYTA® are registered trademarks of Biogen.
BENEPALI™, FLIXABI™, FUMADERM™ and IMRALDI™ are trademarks of Biogen.
ENBREL®, EYLEA®, FAMPYRATM, GAZYVA®, HUMIRA®, LUCENTIS®, OCREVUS®, REMICADE®, SkySTAR™ and other trademarks referenced in this report are the property of their respective owners.

PART I FINANCIAL INFORMATION

BIOGEN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited, in millions, except per share amounts)

	For the Three Months Ended March 31,
	2020	2019
Revenues:
Product, net	$2,904.6	$2,680.0
Revenues from anti-CD20 therapeutic programs	520.4	517.4
Other	109.3	292.4
Total revenues	3,534.3	3,489.8
Cost and expenses:
Cost of sales, excluding amortization and impairment of acquired intangible assets	454.3	602.0
Research and development	476.3	563.7
Selling, general and administrative	570.1	567.7
Amortization and impairment of acquired intangible assets	71.5	68.2
Collaboration profit (loss) sharing	71.8	58.1
Loss on divestiture of Hillerød, Denmark manufacturing operations	—	115.5
(Gain) loss on fair value remeasurement of contingent consideration	(4.6)	11.5
Restructuring charges	—	0.4
Acquired in-process research and development	75.0	—
Total cost and expenses	1,714.4	1,987.1
Income from operations	1,819.9	1,502.7
Other income (expense), net	(120.5)	357.3
Income before income tax expense and equity in loss of investee, net of tax	1,699.4	1,860.0
Income tax expense	292.0	422.5
Equity in loss of investee, net of tax	14.8	28.7
Net income	1,392.6	1,408.8
Net income (loss) attributable to noncontrolling interests, net of tax	(6.5)	—
Net income attributable to Biogen Inc.	$1,399.1	$1,408.8

Net income per share:
Basic earnings per share attributable to Biogen Inc.	$8.10	$7.17
Diluted earnings per share attributable to Biogen Inc.	$8.08	$7.15

Weighted-average shares used in calculating:
Basic earnings per share attributable to Biogen Inc.	172.8	196.6
Diluted earnings per share attributable to Biogen Inc.	173.1	197.0

See accompanying notes to these unaudited condensed consolidated financial statements.

BIOGEN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in millions)

	For the Three Months Ended March 31,
	2020	2019
Net income attributable to Biogen Inc.	$1,399.1	$1,408.8
Other comprehensive income:
Unrealized gains (losses) on securities available for sale, net of tax	(7.8)	6.9
Unrealized gains (losses) on cash flow hedges, net of tax	33.8	16.9
Gains (losses) on net investment hedges	23.0	14.0
Unrealized gains (losses) on pension benefit obligation, net of tax	0.8	0.6
Currency translation adjustment	(63.9)	(17.8)
Total other comprehensive income (loss), net of tax	(14.1)	20.6
Comprehensive income attributable to Biogen Inc.	1,385.0	1,429.4
Comprehensive income (loss) attributable to noncontrolling interests, net of tax	(5.9)	—
Comprehensive income	$1,379.1	$1,429.4

See accompanying notes to these unaudited condensed consolidated financial statements.

BIOGEN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in millions, except per share amounts)

	As of March 31, 2020	As of December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$2,591.3	$2,913.7
Marketable securities	1,269.1	1,562.2
Accounts receivable, net	2,092.6	1,880.5
Due from anti-CD20 therapeutic programs	511.6	590.2
Inventory	858.8	804.2
Other current assets	683.8	631.0
Total current assets	8,007.2	8,381.8
Marketable securities	969.5	1,408.1
Property, plant and equipment, net	3,281.6	3,247.3
Operating lease assets	422.0	427.0
Intangible assets, net	3,446.9	3,527.4
Goodwill	5,752.0	5,757.8
Deferred tax asset	3,109.4	3,232.1
Investments and other assets	1,130.6	1,252.8
Total assets	$26,119.2	$27,234.3
LIABILITIES AND EQUITY
Current liabilities:
Current portion of notes payable	$1,501.8	$1,495.8
Taxes payable	310.0	71.4
Accounts payable	389.0	530.8
Accrued expenses and other	2,437.8	2,765.8
Total current liabilities	4,638.6	4,863.8
Notes payable	4,459.9	4,459.0
Deferred tax liability	2,722.8	2,810.8
Long-term operating lease liabilities	403.7	412.7
Other long-term liabilities	1,357.3	1,348.9
Total liabilities	13,582.3	13,895.2
Commitments and contingencies
Equity:
Biogen Inc. shareholders’ equity:
Preferred stock, par value $0.001 per share	—	—
Common stock, par value $0.0005 per share	0.1	0.1
Additional paid-in capital	0.1	—
Accumulated other comprehensive loss	(149.3)	(135.2)
Retained earnings	15,673.1	16,455.4
Treasury stock, at cost	(2,977.1)	(2,977.1)
Total Biogen Inc. shareholders’ equity	12,546.9	13,343.2
Noncontrolling interests	(10.0)	(4.1)
Total equity	12,536.9	13,339.1
Total liabilities and equity	$26,119.2	$27,234.3
See accompanying notes to these unaudited condensed consolidated financial statements.

BIOGEN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in millions)

	For the Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net income	$1,392.6	$1,408.8
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation, amortization and impairments	119.9	121.1
Acquired in-process research and development	75.0	—
Share-based compensation	67.7	45.7
Contingent consideration	(4.6)	11.5
Loss on divestiture of Hillerød, Denmark manufacturing operations	—	115.5
Deferred income taxes	36.9	228.0
Unrealized (gain) loss on strategic investments	62.0	(375.0)
Loss on equity method investment	—	—
Other	45.7	50.7
Changes in operating assets and liabilities, net:
Accounts receivable	(238.4)	(136.6)
Due from anti-CD20 therapeutic programs	78.6	—
Inventory	(62.2)	129.0
Accrued expenses and other current liabilities	(347.4)	(138.4)
Income tax assets and liabilities	223.0	170.3
Other changes in operating assets and liabilities, net	18.5	(171.1)
Net cash flows provided by operating activities	1,467.3	1,459.5
Cash flows from investing activities:
Proceeds from sales and maturities of marketable securities	2,389.3	1,489.2
Purchases of marketable securities	(1,684.7)	(825.0)
Contingent consideration paid related to Fumapharm AG acquisition	—	(300.0)
Purchases of property, plant and equipment	(149.7)	(127.1)
Acquired in-process research and development	(75.0)	—
Acquisitions of intangible assets	(37.0)	—
Proceeds from sales of strategic investments	0.5	—
Other	(0.5)	1.7
Net cash flows provided by investing activities	442.9	238.8
Cash flows from financing activities:
Purchases of treasury stock	(2,220.2)	(655.8)
Payments related to issuance of stock for share-based compensation arrangements, net	(29.6)	(32.2)
Other	4.5	8.7
Net cash flows used in financing activities	(2,245.3)	(679.3)
Net increase (decrease) in cash and cash equivalents	(335.1)	1,019.0
Effect of exchange rate changes on cash and cash equivalents	12.7	(0.4)
Cash and cash equivalents, beginning of the period	2,913.7	1,224.6
Cash and cash equivalents, end of the period	$2,591.3	$2,243.2

See accompanying notes to these unaudited condensed consolidated financial statements.

BIOGEN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited, in millions)

	Preferred stock		Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings	Treasury stock		Total Biogen Inc. shareholders’ equity	Noncontrolling interests	Total equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance, December 31, 2019	—	$—	198.0	$0.1	$—	$(135.2)	$16,455.4	(23.8)	$(2,977.1)	$13,343.2	$(4.1)	$13,339.1
Net income	—	—	—	—	—	—	1,399.1	—	—	1,399.1	(6.5)	1,392.6
Other comprehensive income (loss), net of tax	—	—	—	—	—	(14.1)	—	—	—	(14.1)	0.6	(13.5)
Repurchase of common stock pursuant to the March 2019 Share Repurchase Program, at cost	—	—	—	—	—	—	—	(4.1)	(1,279.1)	(1,279.1)	—	(1,279.1)
Retirement of common stock pursuant to the March 2019 Share Repurchase Program, at cost	—	—	(4.1)	—	(71.0)	—	(1,208.1)	4.1	1,279.1	—	—	—
Repurchase of common stock pursuant to the December 2019 Share Repurchase Program, at cost	—	—	—	—	—	—	—	(3.2)	(941.1)	(941.1)	—	(941.1)
Retirement of common stock pursuant to the December 2019 Share Repurchase Program, at cost	—	—	(3.2)	—	(15.6)	—	(925.5)	3.2	941.1	—	—	—
Issuance of common stock under stock option and stock purchase plans	—	—	0.1	—	18.1	—	—	—	—	18.1	—	18.1
Issuance of common stock under stock award plan	—	—	0.3	—	—	—	(47.8)	—	—	(47.8)	—	(47.8)
Compensation related to share-based payments	—	—	—	—	69.2	—	—	—	—	69.2	—	69.2
Other	—	—	—	—	(0.6)	—	—	—	—	(0.6)	—	(0.6)
Balance, March 31, 2020	—	$—	191.1	$0.1	$0.1	$(149.3)	$15,673.1	(23.8)	$(2,977.1)	$12,546.9	$(10.0)	$12,536.9

See accompanying notes to these unaudited condensed consolidated financial statements.

BIOGEN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY - (Continued)
(unaudited, in millions)

	Preferred stock		Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings	Treasury stock		Total Biogen Inc. shareholders’ equity	Noncontrolling interests	Total equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance, December 31, 2018	—	$—	221.0	$0.1	$—	$(240.4)	$16,257.0	(23.8)	$(2,977.1)	$13,039.6	$(8.0)	$13,031.6
Net income	—	—	—	—	—	—	1,408.8	—	—	1,408.8	—	1,408.8
Other comprehensive income (loss), net of tax	—	—	—	—	—	20.6	—	—	—	20.6	—	20.6
Capital contribution by noncontrolling interest	—	—	—	—	—	—	—	—	—	—	0.1	0.1
Repurchase of common stock pursuant to the 2018 Share Repurchase Program, at cost	—	—	—	—	—	—	—	(2.4)	(655.8)	(655.8)	—	(655.8)
Retirement of common stock pursuant to the 2018 Share Repurchase Program, at cost	—	—	(2.4)	—	(65.6)	—	(590.2)	2.4	655.8	—	—	—
Issuance of common stock under stock option and stock purchase plans	—	—	0.1	—	16.6	—	—	—	—	16.6	—	16.6
Issuance of common stock under stock award plan	—	—	0.3	—	—	—	(48.9)	—	—	(48.9)	—	(48.9)
Compensation related to share-based payments	—	—	—	—	49.0	—	—	—	—	49.0	—	49.0
Balance, March 31, 2019	—	$—	219.0	$0.1	$—	$(219.8)	$17,026.7	(23.8)	$(2,977.1)	$13,829.9	$(7.9)	$13,822.0

See accompanying notes to these unaudited condensed consolidated financial statements.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	Summary of Significant Accounting Policies
References in these notes to "Biogen," the "company," "we," "us" and "our" refer to Biogen Inc. and its consolidated subsidiaries.
Business Overview
Biogen is a global biopharmaceutical company focused on discovering, developing and delivering worldwide innovative therapies for people living with serious neurological and neurodegenerative diseases as well as related therapeutic adjacencies. Our core growth areas include multiple sclerosis (MS) and neuroimmunology; Alzheimer's disease (AD) and dementia; neuromuscular disorders, including spinal muscular atrophy (SMA) and amyotrophic lateral sclerosis (ALS); movement disorders, including Parkinson's disease; and ophthalmology. We are also focused on discovering, developing and delivering worldwide innovative therapies in our emerging growth areas of immunology; neurocognitive disorders; acute neurology; and pain. In addition, we commercialize biosimilars of advanced biologics. We support our drug discovery and development efforts through the commitment of significant resources to discovery, research and development programs and business development opportunities.
Our marketed products include TECFIDERA, VUMERITY, AVONEX, PLEGRIDY, TYSABRI and FAMPYRA for the treatment of MS; SPINRAZA for the treatment of SMA; and FUMADERM for the treatment of severe plaque psoriasis. We also have certain business and financial rights with respect to RITUXAN for the treatment of non-Hodgkin's lymphoma, chronic lymphocytic leukemia (CLL) and other conditions; RITUXAN HYCELA for the treatment of non-Hodgkin's lymphoma and CLL; GAZYVA for the treatment of CLL and follicular lymphoma; OCREVUS for the treatment of primary progressive MS and relapsing MS; and other potential anti-CD20 therapies pursuant to our collaboration arrangements with Genentech, Inc. (Genentech), a wholly-owned member of the Roche Group. For additional information on our collaboration arrangements with Genentech, please read Note 18, Collaborative and Other Relationships, to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019 (2019 Form 10-K).
Our innovative drug development and commercialization activities are complemented by our biosimilar business that expands access to medicines and reduces the cost burden for healthcare systems. Through Samsung Bioepis Co., Ltd. (Samsung Bioepis), our joint venture with Samsung BioLogics Co., Ltd. (Samsung BioLogics), we market and sell BENEPALI, an etanercept biosimilar referencing ENBREL, IMRALDI, an adalimumab biosimilar referencing HUMIRA, and FLIXABI, an infliximab biosimilar referencing REMICADE, in certain countries in Europe and have exclusive rights to commercialize these products in China. Additionally, we have exclusive rights to commercialize two potential ophthalmology biosimilar products, SB11 referencing LUCENTIS and SB15 referencing EYLEA, in major markets worldwide, including the United States (U.S.), Canada, Europe, Japan and Australia. For additional information on our collaboration arrangements with Samsung Bioepis, please read Note 16, Collaborative and Other Relationships, to these unaudited condensed consolidated financial statements (condensed consolidated financial statements).
Basis of Presentation
In the opinion of management, our condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair statement of our financial statements for interim periods in accordance with accounting principles generally accepted in the United States (U.S. GAAP). The information included in this quarterly report on Form 10-Q should be read in conjunction with our audited consolidated financial statements and the accompanying notes included in our 2019 Form 10-K. Our accounting policies are described in the “Notes to Consolidated Financial Statements” in our 2019 Form 10-K and updated, as necessary, in this report. The year-end condensed consolidated balance sheet data presented for comparative purposes was derived from our audited financial statements but does not include all disclosures required by U.S. GAAP. The results of operations for the three months ended March 31, 2020, are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.
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
Use of Estimates
The preparation of our condensed consolidated financial statements requires us to make estimates, judgments and assumptions that may affect the reported amounts of assets, liabilities, equity, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis we evaluate our estimates, judgments and methodologies. We base our estimates on historical experience and on various other assumptions that we believe are reasonable, the results of which form the basis for making judgments about the carrying values of assets, liabilities and equity and the amount of revenues and expenses. The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition, including sales, expenses, reserves and allowances, manufacturing, clinical trials, research and development costs and employee-related amounts, will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain it or treat COVID-19, as well as the economic impact on local, regional, national and international customers and markets. We have made estimates of the impact of COVID-19 within our financial statements and there may be changes to those estimates in future periods. Actual results may differ from these estimates.
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
Credit Losses
In June 2016 the FASB issued Accounting Standards Update (ASU) No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The FASB subsequently issued amendments to ASU 2016-13, which have the same effective date and transition date of January 1, 2020. This standard requires entities to estimate an expected lifetime credit loss on financial assets ranging from short-term trade accounts receivable to long-term financings and report credit losses using an expected losses model rather than the incurred losses model that was previously used, and establishes additional disclosures related to credit risks. For available-for-sale debt securities with unrealized losses, the standard now requires allowances to be recorded instead of reducing the amortized cost of the investment. This standard limits the amount of credit losses to be recognized for available-for-sale debt securities to the amount by which carrying value exceeds fair value and requires the reversal of previously recognized credit losses if fair value increases.
This standard became effective for us on January 1, 2020, and based on the composition of our trade receivables, investment portfolio and other financial assets, current economic conditions and historical credit loss activity, the adoption of this standard did not have a material impact on our condensed consolidated financial statements and related disclosures. During the three months ended March 31, 2020, we recorded an immaterial amount associated with expected credit losses related to outstanding trade receivables in certain foreign countries that have been disproportionately impacted by the COVID-19 pandemic.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

Fair Value Measurements
In August 2018 the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. This standard modifies certain disclosure requirements on fair value measurements. This standard became effective for us on January 1, 2020, and did not have a material impact on our disclosures. For the new disclosures regarding our Level 3 instruments, please read Note 7, Fair Value Measurements, to these condensed consolidated financial statements.
Internal Use Software
In August 2018 the FASB issued ASU No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. This standard clarifies the accounting for implementation costs in cloud computing arrangements. This standard became effective for us on January 1, 2020, and was adopted on a prospective basis, resulting in an insignificant amount of additional assets being recorded on our condensed consolidated balance sheets.
Collaborative Arrangements
In November 2018 the FASB issued ASU No. 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606. This standard makes targeted improvements for collaborative arrangements as follows:

•
Clarifies that certain transactions between collaborative arrangement participants should be accounted for as revenue under Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers, when the collaborative arrangement participant is a customer in the context of a unit of account. In those situations, all the guidance in ASC 606 should be applied, including recognition, measurement, presentation and disclosure requirements;

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

This standard became effective for us on January 1, 2020, and did not have a material impact on our condensed consolidated financial statements and related disclosures.

2.	Acquisitions
BIIB118 Acquisition
In March 2020 we acquired BIIB118 (formerly known as PF-05251749), a novel CNS-penetrant small molecule inhibitor of casein kinase 1, for the potential treatment of patients with behavioral and neurological symptoms across various psychiatric and neurological diseases from Pfizer Inc. (Pfizer). In particular, we plan to develop the Phase 1 asset for the potential treatment of sundowning in AD and irregular sleep wake rhythm disorder in Parkinson’s disease.
In connection with this acquisition, we made an upfront payment of $75.0 million to Pfizer, which was accounted for as an asset acquisition and recorded as acquired in-process research and development (IPR&D) in our condensed consolidated statements of income as BIIB118 has not yet reached technological feasibility. We may also pay Pfizer up to $635.0 million in potential additional development and commercialization milestone payments, as well as tiered royalties in the high single digits to sub-teens.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

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
Under the terms of this acquisition, we paid NST shareholders $25.50 in cash for each issued and outstanding NST share, which totaled $847.6 million. In addition, we paid $4.6 million in cash for equity compensation, which is attributable to pre-combination services and was reflected as a component of the total purchase price paid. The fair value of equity compensation attributable to the post-combination service period was $26.2 million, of which $18.4 million was recognized as a charge to selling, general and administrative expense with the remaining $7.8 million as a charge to research and development expense in our condensed consolidated statements of income. These amounts were associated with the accelerated vesting of stock options previously granted to NST employees and were fully paid in cash as of June 30, 2019. We funded this acquisition through available cash and accounted for it as an acquisition of a business.
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

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

3.	Divestitures
Divestiture of Hillerød, Denmark Manufacturing Operations
In March 2019 we entered into a share purchase agreement with FUJIFILM Corporation (FUJIFILM) to sell all of the outstanding shares of our subsidiary that owned our biologics manufacturing operations in Hillerød, Denmark. We determined that the assets and liabilities related to our Hillerød, Denmark manufacturing operations met the criteria to be classified as held for sale and recorded an initial loss of approximately $174.6 million in our condensed consolidated statements of income in the first quarter of 2019. This estimated loss, which was subsequently remeasured each reporting period, included a pre-tax loss of $115.5 million reflecting our estimated fair value of the assets and liabilities held for sale as of March 31, 2019, adjusted for our expected costs to sell our Hillerød, Denmark manufacturing operations of approximately $10.0 million and included our initial estimate of the fair value of an adverse commitment of approximately $120.0 million associated with the guarantee of future minimum batch production at the Hillerød facility. The value of this adverse commitment was determined using a probability-weighted estimate of future manufacturing activity. We also recorded a tax expense of $59.1 million related to this planned transaction in the first quarter of 2019.
In August 2019 this transaction closed and we received approximately $881.9 million in cash, which may be adjusted based on contractual terms, which are discussed below. We determined that the operations disposed of in this transaction did not meet the criteria to be classified as discontinued operations under the applicable guidance.
As part of this transaction, we have provided FUJIFILM with certain minimum batch production commitment guarantees. There is a risk that the minimum contractual batch production commitments will not be met. Our estimate of the adverse commitment obligation is approximately $74.0 million as of March 31, 2020 and December 31, 2019. We developed this estimate using a probability-weighted estimate of future manufacturing activity and may adjust this estimate based upon changes in business conditions, which may result in the increase or reduction of this adverse commitment obligation in subsequent periods. We also may be obligated to indemnify FUJIFILM for liabilities that existed relating to certain business activities incurred prior to the closing of this transaction. Our estimate of the fair value of the adverse commitment obligation is a Level 3 measurement and is based on forecasted batch production at the Hillerød facility.
In addition, we may earn certain contingent payments based on future manufacturing activities at the Hillerød facility. For the disposition of a business, our policy is to recognize contingent consideration when the consideration is realizable. Consistent with our assessment as of the transaction date, we currently believe the probability of earning these payments is remote and therefore we did not include these contingent payments in our calculation of the fair value of the operations.
As part of this transaction, we entered into certain manufacturing services agreements with FUJIFILM pursuant to which FUJIFILM will use the Hillerød facility to produce commercial products for us, such as TYSABRI, as well as other third-party products. In addition, we sold to FUJIFILM $41.8 million of raw materials that were remaining at the Hillerød facility on the closing date of this transaction in the third quarter of 2019. These materials were sold at cost, which approximates fair value.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

4.	Revenues
Product Revenues
Revenues by product are summarized as follows:

	For the Three Months Ended March 31,
(In millions)	2020			2019
	United States	Rest of World	Total	United States	Rest of World	Total
Multiple Sclerosis (MS):
Fumarate*	$777.5	$323.3	$1,100.8	$717.7	$281.1	$998.8
Interferon**	292.6	173.4	466.0	327.3	173.6	500.9
TYSABRI	277.7	244.7	522.4	245.0	215.4	460.4
FAMPYRA	—	28.3	28.3	—	22.9	22.9
Subtotal: MS product revenues	1,347.8	769.7	2,117.5	1,290.0	693.0	1,983.0

Spinal Muscular Atrophy:
SPINRAZA	235.4	329.6	565.0	223.3	295.2	518.5

Biosimilars:
BENEPALI	—	133.5	133.5	—	124.0	124.0
IMRALDI	—	61.6	61.6	—	35.7	35.7
FLIXABI	—	23.7	23.7	—	14.7	14.7
Subtotal: Biosimilar product revenues	—	218.8	218.8	—	174.4	174.4

Other:
FUMADERM	—	3.3	3.3	—	4.1	4.1
Total product revenues	$1,583.2	$1,321.4	$2,904.6	$1,513.3	$1,166.7	$2,680.0
*Fumarate includes TECFIDERA and VUMERITY. VUMERITY became available in the U.S. in November 2019.
**Interferon includes AVONEX and PLEGRIDY.
We recognized revenues from two wholesalers accounting for 30.0% and 14.6% of gross product revenues for the three months ended March 31, 2020, and 31.3% and 14.2% for the three months ended March 31, 2019.
An analysis of the change in reserves for discounts and allowances is summarized as follows:

(In millions)	Discounts	Contractual Adjustments	Returns	Total
Balance, as of December 31, 2019	$131.1	$1,027.3	$40.5	$1,198.9
Current provisions relating to sales in current year	200.7	827.9	4.7	1,033.3
Adjustments relating to prior years	(0.5)	(15.9)	(0.5)	(16.9)
Payments/credits relating to sales in current year	(73.4)	(310.3)	—	(383.7)
Payments/credits relating to sales in prior years	(112.2)	(432.8)	(4.8)	(549.8)
Balance, as of March 31, 2020	$145.7	$1,096.2	$39.9	$1,281.8

The total reserves above, which are included in our condensed consolidated balance sheets, are summarized as follows:

(In millions)	As of March 31, 2020	As of December 31, 2019
Reduction of accounts receivable, net	$235.4	$197.8
Component of accrued expenses and other	1,046.4	1,001.1
Total revenue-related reserves	$1,281.8	$1,198.9

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

Revenues from Anti-CD20 Therapeutic Programs
Revenues from anti-CD20 therapeutic programs are summarized below. For the purposes of this footnote we refer to RITUXAN and RITUXAN HYCELA collectively as RITUXAN.

	For the Three Months Ended March 31,
(In millions)	2020	2019
Biogen’s share of pre-tax profits in the U.S. for RITUXAN and GAZYVA	$341.3	$390.8
Other revenues from anti-CD20 therapeutic programs	179.1	126.6
Total revenues from anti-CD20 therapeutic programs	$520.4	$517.4

For additional information on our collaboration arrangements with Genentech, please read Note 18, Collaborative and Other Relationships, to our consolidated financial statements included in our 2019 Form 10-K.
Other Revenues
Other revenues are summarized as follows:

	For the Three Months Ended March 31,
(In millions)	2020	2019
Revenues from collaborative and other relationships:
Revenues earned under our technical development agreement, manufacturing services agreements and royalty revenues on biosimilar products with Samsung Bioepis	$3.7	$24.8
Profit (loss) earned under our 50% share of the co-promotion losses on ZINBRYTA in the U.S. with AbbVie Inc.	0.2	(0.4)
Other royalty and corporate revenues:
Royalty	11.4	3.9
Other corporate	94.0	264.1
Total other revenues	$109.3	$292.4

Other corporate revenues primarily reflect amounts earned under contract manufacturing agreements with our strategic partners, including Bioverativ Inc. (Bioverativ). During the three months ended March 31, 2019, we recognized $206.8 million in revenues under the manufacturing and supply agreement with Bioverativ entered into in connection with the spin-off of our hemophilia business.
During the third quarter of 2019 we amended our agreement with a contract manufacturing customer. Under the amended agreement, we license certain of our manufacturing-related intellectual property to the customer. We are eligible to receive up to $500.0 million in a series of three payments. The first payment is due upon a regulatory achievement related to the customer’s product manufactured using our manufacturing-related intellectual property, with subsequent payments payable upon the first and second anniversaries of the regulatory achievement. We expect the regulatory achievement to occur in 2020. If we earn this payment, we expect to allocate the consideration between the license for the manufacturing-related intellectual property and the manufacturing product supply services.

5.	Inventory
The components of inventory are summarized as follows:

(In millions)	As of March 31, 2020	As of December 31, 2019
Raw materials	$210.9	$169.7
Work in process	475.2	460.0
Finished goods	172.7	174.5
Total inventory	$858.8	$804.2

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

6.	Intangible Assets and Goodwill
Intangible Assets
Intangible assets, net of accumulated amortization, impairment charges and adjustments, are summarized as follows:

		As of March 31, 2020			As of December 31, 2019
(In millions)	Estimated Life	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Completed technology	4-28 years	$7,379.3	$(4,952.9)	$2,426.4	$7,379.3	$(4,881.4)	$2,497.9
In-process research and development	Indefinite until commercialization	956.5	—	956.5	965.5	—	965.5
Trademarks and trade names	Indefinite	64.0	—	64.0	64.0	—	64.0
Total intangible assets		$8,399.8	$(4,952.9)	$3,446.9	$8,408.8	$(4,881.4)	$3,527.4

For the three months ended March 31, 2020, amortization and impairment of acquired intangible assets totaled $71.5 million as compared to $68.2 million in the prior year comparative period. For the three months ended March 31, 2020 and 2019, we had no impairment charges.
Completed Technology
Completed technology primarily relates to our acquisition of all remaining rights to TYSABRI from Elan Pharma International Ltd., an affiliate of Elan Corporation plc. The net book value of the TYSABRI asset as of March 31, 2020, was $1.8 billion. Completed technology also includes $154.6 million in milestone payments made to Alkermes Pharma Ireland Limited, a subsidiary of Alkermes plc, following the approval of VUMERITY in the U.S. in October 2019, net of accumulated amortization.
IPR&D Related to Business Combinations
IPR&D represents the fair value assigned to research and development assets that we acquired as part of a business combination and had not yet reached technological feasibility at the date of acquisition. Included in IPR&D balances are adjustments related to foreign currency exchange rate fluctuations. We review amounts capitalized as acquired IPR&D for impairment annually, as of October 31, and whenever events or changes in circumstances indicate to us that the carrying value of the assets might not be recoverable. The carrying value associated with our IPR&D assets as of March 31, 2020, relates to the various IPR&D programs we acquired in connection with our acquisitions of NST, Convergence Pharmaceuticals Holdings Ltd. (Convergence) and Biogen International Neuroscience GmbH (BIN). The majority of the balance relates to our acquisition of NST in June 2019 whereby we acquired IPR&D programs with an estimated fair value of $700.0 million. For additional information on our acquisition of NST, please read Note 2, Acquisitions, to these condensed consolidated financial statements.
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
The TGN program has experienced numerous delays in development in the periods since we acquired the program and the fair value of this asset is not significantly in excess of carrying value. In addition, we are currently testing vixotrigine in another mid-stage clinical trial, in a different neuropathic pain indication, for which we also have an IPR&D asset. Data from that trial is expected in mid-2020. This data may affect the economic value of vixotrigine

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

and the IPR&D assets for one or both programs could be impaired if assumptions used in determining their fair value change. As of March 31, 2020, the carrying value associated with our vixotrigine IPR&D assets was $161.7 million.
Estimated Future Amortization of Intangible Assets
Our most recent long-range planning cycle was completed in the second quarter of 2019. Based upon this most recent analysis, the estimated future amortization of acquired intangible assets for the next five years is expected to be as follows:

(In millions)	As of March 31, 2020
2020 (remaining nine months)	$193.0
2021	220.0
2022	220.0
2023	230.0
2024	230.0
2025	220.0

Goodwill
The following table provides a roll forward of the changes in our goodwill balance:

(In millions)	As of March 31, 2020
Goodwill, beginning of period	$5,757.8
Other	(5.8)
Goodwill, end of period	$5,752.0

As of March 31, 2020, we had no accumulated impairment losses related to goodwill. Other includes adjustments related to foreign currency exchange rate fluctuations.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

7.	Fair Value Measurements
The tables below present information about our assets and liabilities that are regularly measured and carried at fair value and indicate the level within the fair value hierarchy of the valuation techniques we utilized to determine such fair value:

As of March 31, 2020 (In millions)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$1,974.1	$—	$1,974.1	$—
Marketable debt securities:
Corporate debt securities	1,353.5	—	1,353.5	—
Government securities	710.4	—	710.4	—
Mortgage and other asset backed securities	174.7	—	174.7	—
Marketable equity securities	276.1	276.1	—	—
Derivative contracts	107.3	—	107.3	—
Plan assets for deferred compensation	24.5	—	24.5	—
Total	$4,620.6	$276.1	$4,344.5	$—
Liabilities:
Derivative contracts	$3.7	$—	$3.7	$—
Contingent consideration obligations	341.5	—	—	341.5
Total	$345.2	$—	$3.7	$341.5

As of December 31, 2019 (In millions)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$2,541.1	$—	$2,541.1	$—
Marketable debt securities:
Corporate debt securities	1,695.1	—	1,695.1	—
Government securities	1,013.9	—	1,013.9	—
Mortgage and other asset backed securities	261.3	—	261.3	—
Marketable equity securities	337.5	7.9	329.6	—
Derivative contracts	43.8	—	43.8	—
Plan assets for deferred compensation	27.7	—	27.7	—
Total	$5,920.4	$7.9	$5,912.5	$—
Liabilities:
Derivative contracts	$8.3	$—	$8.3	$—
Contingent consideration obligations	346.1	—	—	346.1
Total	$354.4	$—	$8.3	$346.1

There have been no material impairments of our assets measured and carried at fair value during the three months ended March 31, 2020. In addition, there were no changes in valuation techniques during the three months ended March 31, 2020. The fair value of Level 2 instruments classified as cash equivalents and marketable debt securities were determined through third-party pricing services. Our investments in equity securities include shares of Ionis Pharmaceuticals, Inc. (Ionis) common stock acquired in June 2018. Our shares in Ionis common stock were initially subject to certain holding period restrictions that expired during the first quarter of 2020. The fair value of this investment was a Level 1 measurement as of March 31, 2020. For a description of our validation procedures related to prices provided by third-party pricing services and our option pricing valuation model, please read Note 1,

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

Summary of Significant Accounting Policies - Fair Value Measurements, to our consolidated financial statements included in our 2019 Form 10-K.
The following table summarizes the significant unobservable inputs in the fair value measurement of our contingent consideration obligations as of March 31, 2020:

	As of March 31, 2020
Liabilities	Fair Value (in millions)	Valuation Technique	Unobservable Input	Range	Weighted Average
Contingent consideration obligation	$341.5	Discounted cash flow	Discount rate	2.40% to 2.53%	2.44%
			Timing of achievement of development milestones	2020 to 2027	—
The weighted average discount rate was calculated based on the relative fair value of our contingent consideration obligations. In addition, we apply various probabilities of technological and regulatory success, ranging from the low-teens to certain probability, to the valuation models to estimate the fair values of our contingent consideration obligations.
Debt Instruments
The fair and carrying values of our debt instruments, which are Level 2 liabilities, are summarized as follows:

	As of March 31, 2020		As of December 31, 2019
(In millions)	Fair Value	Carrying Value	Fair Value	Carrying Value
2.900% Senior Notes due September 15, 2020	$1,498.1	$1,501.8	$1,509.6	$1,495.8
3.625% Senior Notes due September 15, 2022	1,022.0	996.9	1,038.9	996.6
4.050% Senior Notes due September 15, 2025	1,838.1	1,739.9	1,897.2	1,739.5
5.200% Senior Notes due September 15, 2045	2,323.1	1,723.1	2,107.9	1,722.9
Total	$6,681.3	$5,961.7	$6,553.6	$5,954.8

The fair values of each of our series of Senior Notes were determined through market, observable and corroborated sources. For additional information on our debt instruments, please read Note 12, Indebtedness, to our consolidated financial statements included in our 2019 Form 10-K.
Contingent Consideration Obligations
In connection with our acquisitions of Convergence and BIN, we agreed to make additional payments based upon the achievement of certain milestone events. The following table provides a roll forward of the fair values of our contingent consideration obligations, which includes Level 3 measurements:

	For the Three Months Ended March 31,
(In millions)	2020	2019
Fair value, beginning of period	$346.1	$409.8
Changes in fair value	(4.6)	11.5
Payments	—	—
Fair value, end of period	$341.5	$421.3

As of March 31, 2020 and December 31, 2019, $194.2 million and $197.7 million, respectively, of the fair value of our total contingent consideration obligations was reflected as a component of other long-term liabilities in our condensed consolidated balance sheets with the remaining balance reflected as a component of accrued expenses and other.
For the three months ended March 31, 2020, changes in the fair value of our contingent consideration obligations were primarily due to changes in the interest rates used to revalue our contingent consideration liabilities and changes in the expected timing of the achievement of certain remaining developmental milestones, partially offset by the passage of time.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

For the three months ended March 31, 2019, changes in the fair value of our contingent consideration obligations were primarily due to changes in the expected timing of the achievement of certain remaining development milestones, changes in interest rates used to revalue our contingent consideration liabilities and the passage of time.

8.	Financial Instruments
The following table summarizes our financial assets with maturities of less than 90 days from the date of purchase included in cash and cash equivalents in our condensed consolidated balance sheets:

(In millions)	As of March 31, 2020	As of December 31, 2019
Commercial paper	$121.8	$384.4
Overnight reverse repurchase agreements	36.9	368.8
Money market funds	1,705.4	1,628.5
Short-term debt securities	110.0	159.4
Total	$1,974.1	$2,541.1

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
Our marketable equity securities gains (losses) are recorded in other income (expense), net in our condensed consolidated statements of income. The following tables summarize our marketable debt and equity securities:

As of March 31, 2020 (In millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities
Current	$923.8	$0.2	$(2.2)	$921.8
Non-current	442.7	0.6	(11.6)	431.7
Government securities
Current	343.2	3.4	—	346.6
Non-current	361.5	2.5	(0.2)	363.8
Mortgage and other asset backed securities
Current	0.7	—	—	0.7
Non-current	175.1	1.0	(2.1)	174.0
Total marketable debt securities	$2,247.0	$7.7	$(16.1)	$2,238.6
Marketable equity securities, non-current	$286.2	$6.5	$(16.6)	$276.1

As of December 31, 2019 (In millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities
Current	$1,057.2	$1.0	$—	$1,058.2
Non-current	633.9	3.0	—	636.9
Government securities
Current	502.9	0.4	—	503.3
Non-current	510.1	0.8	(0.3)	510.6
Mortgage and other asset backed securities
Current	0.7	—	—	0.7
Non-current	260.2	0.8	(0.4)	260.6
Total marketable debt securities	$2,965.0	$6.0	$(0.7)	$2,970.3
Marketable equity securities, non-current	$218.4	$132.1	$(13.0)	$337.5

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

Summary of Contractual Maturities: Available-for-Sale Debt Securities
The estimated fair value and amortized cost of our marketable debt securities available-for-sale by contractual maturity are summarized as follows:

	As of March 31, 2020		As of December 31, 2019
(In millions)	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost
Due in one year or less	$1,269.1	$1,267.7	$1,562.2	$1,560.8
Due after one year through five years	846.0	856.3	1,234.5	1,230.4
Due after five years	123.5	123.0	173.6	173.8
Total marketable debt securities	$2,238.6	$2,247.0	$2,970.3	$2,965.0

The average maturity of our marketable debt securities available-for-sale as of March 31, 2020 and December 31, 2019, was approximately 14 months.
Proceeds from Marketable Debt Securities
The proceeds from maturities and sales of marketable debt securities and resulting realized gains and losses are summarized as follows:

	For the Three Months Ended March 31,
(In millions)	2020	2019
Proceeds from maturities and sales	$2,389.3	$1,489.2
Realized gains	5.7	0.6
Realized losses	$(19.1)	$(0.3)

Strategic Investments
As of March 31, 2020 and December 31, 2019, our strategic investment portfolio was comprised of investments totaling $331.9 million and $393.9 million, respectively, which are included in investments and other assets in our condensed consolidated balance sheets.
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
The decrease in our strategic investment portfolio for the three months ended March 31, 2020, was primarily due to a decrease in the fair value of our remaining investment in Ionis common stock.
For additional information on our June 2018 investment in Ionis common stock, please read Note 18, Collaborative and Other Relationships, to our consolidated financial statements included in our 2019 Form 10-K.

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
Foreign currency forward contracts in effect as of March 31, 2020 and December 31, 2019, had durations of 1 to 15 months. These contracts have been designated as cash flow hedges and unrealized gains or losses on the portion of these foreign currency forward contracts that are included in the effectiveness test are reported in accumulated other comprehensive income (loss) (referred to as AOCI in the table below). Realized gains and losses of such contracts are recognized in revenues when the sale of product in the currency being hedged is recognized and in operating expenses when the expense in the currency being hedged is recorded. We recognize all cash flow

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

hedge reclassifications from accumulated other comprehensive income and fair value changes of excluded portions in the same line item in our condensed consolidated statements of income that has been impacted by the hedged item.
The notional value of foreign currency forward contracts that were entered into to hedge forecasted revenues and operating expenses is summarized as follows:

	Notional Amount
(In millions)	As of March 31, 2020	As of December 31, 2019
Euro	$2,116.4	$1,892.4
British pound	186.1	—
Swiss franc	103.1	—
Japanese yen	79.5	—
Canadian dollar	74.5	—
Total foreign currency forward contracts	$2,559.6	$1,892.4

The pre-tax portion of the fair value of these foreign currency forward contracts that were included in accumulated other comprehensive income (loss) in total equity reflected net gains of $34.4 million and $0.5 million as of March 31, 2020 and December 31, 2019, respectively. We expect the net gains of $34.4 million to be settled over the next 15 months, of which $31.8 million of these gains are expected to be settled over the next 12 months, with any amounts in accumulated other comprehensive income (loss) to be reported as an adjustment to revenues or operating expenses. We consider the impact of our and our counterparties’ credit risk on the fair value of the contracts as well as the ability of each party to execute its contractual obligations. As of March 31, 2020 and December 31, 2019, credit risk did not materially change the fair value of our foreign currency forward contracts.
The following table summarizes the effect of foreign currency forward contracts designated as hedging instruments in our condensed consolidated statements of income:

For the Three Months Ended March 31,
Net Gains/(Losses) Reclassified from AOCI into Operating Income (in millions)			Net Gains/(Losses) Recognized in Operating Income (in millions)
Location	2020	2019	Location	2020	2019
Revenues	$27.0	$14.8	Revenues	$9.3	$3.7
Operating expenses	$(0.1)	$(0.5)	Operating expenses	$(0.9)	$(0.9)

Interest Rate Contracts - Hedging Instruments
We have entered into interest rate lock contracts or interest rate swap contracts on certain borrowing transactions to manage our exposure to interest rate changes and to reduce our overall cost of borrowing.
Interest Rate Swap Contracts
In connection with the issuance of our 2.90% Senior Notes, we entered into interest rate swaps with an aggregate notional amount of $675.0 million, which expire on September 15, 2020. The interest rate swap contracts are designated as hedges of the fair value changes in our 2.90% Senior Notes attributable to changes in interest rates. The carrying value of our 2.90% Senior Notes as of December 31, 2019, includes approximately $2.3 million related to changes in the fair value of these interest rate swap contracts. Since the specific terms and notional amount of the swaps match the debt being hedged, it is assumed to be a highly effective hedge and all changes in the fair value of the swaps are recorded as a component of our 2.90% Senior Notes with no net impact recorded in income. Any net interest payments made or received on the interest rate swap contracts are recorded as a component of interest expense in our condensed consolidated statements of income.
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

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

paid 759.5 billion South Korean won ($676.6 million) to Samsung BioLogics. Our investment in the equity of Samsung Bioepis is exposed to the currency fluctuations in the South Korean won.
In order to mitigate the currency fluctuations between the U.S. dollar and South Korean won, we have entered into foreign currency forward contracts. Foreign currency forward contracts in effect as of March 31, 2020, had remaining durations of seven months. These contracts have been designated as net investment hedges. We recognize changes in the spot exchange rate in accumulated other comprehensive income (loss). The pre-tax portion of the fair value of these foreign currency forward contracts that were included in accumulated other comprehensive income (loss) in total equity reflected net gains of $22.7 million and net losses of $1.5 million as of March 31, 2020 and December 31, 2019, respectively. We exclude fair value changes related to the forward rate from our hedging relationship and will amortize the forward points in other income (expense), net in our condensed consolidated statements of income over the term of the contract. The pre-tax portion of the fair value of the forward points that were included in accumulated other comprehensive income (loss) in total equity reflected gains of $2.0 million and $2.9 million as of March 31, 2020 and December 31, 2019, respectively.
The following table summarizes the effect of our net investment hedge in our condensed consolidated financial statements:

For the Three Months Ended March 31,
Net Gains/(Losses) Recognized in Other Comprehensive Income (Effective Portion) (in millions)			Net Gains/(Losses) Recognized in Other Comprehensive Income (Amounts Excluded from Effectiveness Testing) (in millions)			Net Gains/(Losses) Recognized in Net Income (Amounts Excluded from Effectiveness Testing) (in millions)
Location	2020	2019	Location	2020	2019	Location	2020	2019
Gains (losses) on net investment hedge	$24.2	$11.8	Gains (losses) on net investment hedge	$(0.3)	$4.4	Other income (expense)	$0.9	$2.2
For additional information on our collaboration arrangements with Samsung Bioepis, please read Note 16, Collaborative and Other Relationships, to these condensed consolidated financial statements.
Foreign Currency Forward Contracts - Other Derivative Instruments
We also enter into other foreign currency forward contracts, usually with durations of one month or less, to mitigate the foreign currency risk related to certain balance sheet positions. We have not elected hedge accounting for these transactions.
The aggregate notional amount of these outstanding foreign currency forward contracts was $698.4 million and $793.8 million as of March 31, 2020 and December 31, 2019, respectively. Net losses of $2.4 million related to these contracts were recorded as a component of other income (expense), net for the three months ended March 31, 2020, compared to net losses of $4.8 million in the prior year comparative period.
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

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

The following table summarizes the fair value and presentation in our condensed consolidated balance sheets of our outstanding derivative instruments, including those designated as hedging instruments:

(In millions)	Balance Sheet Location	As of March 31, 2020	As of December 31, 2019
Cash Flow Hedging Instruments:
Asset derivative instruments	Other current assets	$72.3	$33.8
	Investments and other assets	$4.0	$—
Liability derivative instruments	Accrued expenses and other	$0.8	$2.0
	Other long-term liabilities	$—	$1.7

Net Investment Hedging Instruments:
Asset derivative instruments	Other current assets	$25.9	$2.0

Fair Value Hedging Instruments:
Liability derivative instruments	Accrued expenses and other	$—	$2.3

Other Derivative Instruments:
Asset derivative instruments	Other current assets	$5.1	$8.0
Liability derivative instruments	Accrued expenses and other	$2.9	$2.4

10.    Property, Plant and Equipment
Property, plant and equipment are recorded at historical cost, net of accumulated depreciation. Accumulated depreciation on property, plant and equipment was $1,636.7 million and $1,590.9 million as of March 31, 2020 and December 31, 2019, respectively. For the three months ended March 31, 2020, depreciation expense totaled $48.4 million compared to $52.9 million in the prior year comparative period.
Solothurn, Switzerland Manufacturing Facility
In order to support our drug development pipeline, we are building a large-scale biologics manufacturing facility in Solothurn, Switzerland. We expect this facility to be partially operational by the end of 2020. Upon completion, the facility will include 393,000 square feet related to a large-scale biologics manufacturing facility, 290,000 square feet of warehouse, utilities and support space and 51,000 square feet of administrative space. As of March 31, 2020 and December 31, 2019, we had approximately $1.7 billion and $1.9 billion, respectively, capitalized as construction in progress related to this facility. In the first quarter of 2020 we placed approximately $256.8 million of fixed assets in service related to the facility. As of March 31, 2020, we had contractual commitments of approximately $12.1 million outstanding related to the construction of this facility.

11.	Equity
Share Repurchases
In December 2019 our Board of Directors authorized a program to repurchase up to $5.0 billion of our common stock (December 2019 Share Repurchase Program). Our December 2019 Share Repurchase Program does not have an expiration date. All shares repurchased under our December 2019 Share Repurchase Program will be retired. Under our December 2019 Share Repurchase Program, we repurchased and retired approximately 3.2 million shares of our common stock at a cost of approximately $941.1 million during the three months ended March 31, 2020.
In March 2019 our Board of Directors authorized a program to repurchase up to $5.0 billion of our common stock (March 2019 Share Repurchase Program), which was completed as of March 31, 2020. All shares repurchased under our March 2019 Share Repurchase Program were retired. Under our March 2019 Share Repurchase Program, we repurchased and retired approximately 4.1 million shares of our common stock at a cost of approximately $1.3 billion during the three months ended March 31, 2020.
From April 1, 2020 through April 22, 2020, we repurchased and retired approximately 4.0 million shares of our common stock at a cost of approximately $1.3 billion under our December 2019 Share Repurchase Program. Approximately $2.8 billion remained available under our December 2019 Share Repurchase Program as of April 22, 2020.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

Accumulated Other Comprehensive Income (Loss)
The following tables summarize the changes in accumulated other comprehensive income (loss), net of tax by component:

(In millions)	Unrealized Gains (Losses) on Securities Available for Sale, Net of Tax	Unrealized Gains (Losses) on Cash Flow Hedges, Net of Tax	Gains (Losses) on Net Investment Hedge	Unfunded Status of Postretirement Benefit Plans, Net of Tax	Currency Translation Adjustments	Total
Balance, December 31, 2019	$4.2	$7.8	$25.1	$(32.8)	$(139.5)	$(135.2)
Other comprehensive income (loss) before reclassifications	(20.8)	60.7	23.9	0.8	(63.9)	0.7
Amounts reclassified from accumulated other comprehensive income (loss)	13.0	(26.9)	(0.9)	—	—	(14.8)
Net current period other comprehensive income (loss)	(7.8)	33.8	23.0	0.8	(63.9)	(14.1)
Balance, March 31, 2020	$(3.6)	$41.6	$48.1	$(32.0)	$(203.4)	$(149.3)

(In millions)	Unrealized Gains (Losses) on Securities Available for Sale, Net of Tax	Unrealized Gains (Losses) on Cash Flow Hedges, Net of Tax	Gains (Losses) on Net Investment Hedge	Unfunded Status of Postretirement Benefit Plans, Net of Tax	Currency Translation Adjustments	Total
Balance, December 31, 2018	$(4.0)	$34.7	$3.5	$(31.3)	$(243.3)	$(240.4)
Other comprehensive income (loss) before reclassifications	7.1	31.2	16.2	0.6	(17.8)	37.3
Amounts reclassified from accumulated other comprehensive income (loss)	(0.2)	(14.3)	(2.2)	—	—	(16.7)
Net current period other comprehensive income (loss)	6.9	16.9	14.0	0.6	(17.8)	20.6
Balance, March 31, 2019	$2.9	$51.6	$17.5	$(30.7)	$(261.1)	$(219.8)

The following table summarizes the amounts reclassified from accumulated other comprehensive income:

(In millions)	Income Statement Location	Amounts Reclassified from Accumulated Other Comprehensive Income
		For the Three Months Ended March 31,
		2020	2019
Gains (losses) on securities available for sale	Other income (expense)	$(16.4)	$0.3
	Income tax benefit (expense)	3.4	(0.1)

Gains (losses) on cash flow hedges	Revenues	27.0	14.8
	Operating expenses	(0.1)	(0.5)
	Other income (expense)	0.1	0.1
	Income tax benefit (expense)	(0.1)	(0.1)

Gains (losses) on net investment hedge	Other income (expense)	0.9	2.2

Total reclassifications, net of tax		$14.8	$16.7

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

12.	Earnings per Share
Basic and diluted earnings per share are calculated as follows:

	For the Three Months Ended March 31,
(In millions)	2020	2019
Numerator:
Net income attributable to Biogen Inc.	$1,399.1	$1,408.8
Denominator:
Weighted average number of common shares outstanding	172.8	196.6
Effect of dilutive securities:
Time-vested restricted stock units	0.1	0.3
Market stock units	0.1	0.1
Performance stock units settled in stock	0.1	—
Dilutive potential common shares	0.3	0.4
Shares used in calculating diluted earnings per share	173.1	197.0

Amounts excluded from the calculation of net income per diluted share because their effects were anti-dilutive were insignificant.

13.	Share-based Payments
Share-based Compensation Expense
The following table summarizes share-based compensation expense included in our condensed consolidated statements of income:

	For the Three Months Ended March 31,
(In millions)	2020	2019
Research and development	$33.3	$21.7
Selling, general and administrative	43.1	27.8
Subtotal	76.4	49.5
Capitalized share-based compensation costs	(1.5)	(3.3)
Share-based compensation expense included in total cost and expenses	74.9	46.2
Income tax effect	(13.3)	(7.4)
Share-based compensation expense included in net income attributable to Biogen Inc.	$61.6	$38.8

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

The following table summarizes share-based compensation expense associated with each of our share-based compensation programs:

	For the Three Months Ended March 31,
(In millions)	2020	2019
Market stock units	$19.1	$7.7
Time-vested restricted stock units	37.5	34.7
Cash settled performance units	(1.6)	(1.0)
Performance units	(0.1)	0.5
Performance stock units settled in stock	10.3	2.0
Performance stock units settled in cash	8.9	1.0
Employee stock purchase plan	2.3	4.6
Subtotal	76.4	49.5
Capitalized share-based compensation costs	(1.5)	(3.3)
Share-based compensation expense included in total cost and expenses	$74.9	$46.2

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
Coronavirus Aid, Relief and Economic Security Act
In response to the COVID-19 pandemic, the Coronavirus Aid, Relief and Economic Security Act (CARES Act) was signed into law in March 2020. The CARES Act lifts certain deduction limitations originally imposed by the Tax Cuts and Jobs Act of 2017 (2017 Tax Act). Corporate taxpayers may carryback net operating losses (NOLs) originating during 2018 through 2020 for up to five years, which was not previously allowed under the 2017 Tax Act. The CARES Act also eliminates the 80% of taxable income limitations by allowing corporate entities to fully utilize NOL carryforwards to offset taxable income in 2018, 2019 or 2020. Taxpayers may generally deduct interest up to the sum of 50% of adjusted taxable income plus business interest income (30% limit under the 2017 Tax Act) for tax years beginning January 1, 2019 and 2020. The CARES Act allows taxpayers with alternative minimum tax credits to claim a refund in 2020 for the entire amount of the credits instead of recovering the credits through refunds over a period of years, as originally enacted by the 2017 Tax Act.
In addition, the CARES Act raises the corporate charitable deduction limit to 25% of taxable income and makes qualified improvement property generally eligible for 15-year cost-recovery and 100% bonus depreciation. The enactment of the CARES Act did not result in any material adjustments to our income tax provision for the three months ended March 31, 2020, or to our net deferred tax assets as of March 31, 2020.
Tax Rate
A reconciliation between the U.S. federal statutory tax rate and our effective tax rate is summarized as follows:

	For the Three Months Ended March 31,
	2020	2019
Statutory rate	21.0%	21.0%
State taxes	0.6	0.4
Taxes on foreign earnings	(4.1)	(4.6)
Credits and net operating loss utilization	(1.0)	(0.8)
Purchased intangible assets	0.2	0.3
Divestiture of Denmark manufacturing operations	—	4.3
GILTI	0.6	1.9
Other permanent items	0.2	0.4
Other	(0.3)	(0.2)
Effective tax rate	17.2%	22.7%

Changes in Tax Rate
For the three months ended March 31, 2020, compared to the same period in 2019, the decrease in our effective tax rate was primarily due to the $59.1 million tax expense recognized in the first quarter of 2019 related to the planned divestiture of our Hillerød, Denmark manufacturing operations and the tax effects of changes in the value of our equity investments where we recognized a gain in the first quarter of 2019 compared to a loss in the first quarter of 2020. Although we recognized a loss on the divestiture of our Hillerød, Denmark manufacturing operations, the divestiture required us to write off certain deferred tax assets and resulted in a taxable gain in certain jurisdictions.
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

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

In April 2020 we became aware of a withholding tax regulation that could be interpreted to apply to certain of our previous intra-group transactions. We are evaluating whether the interpretation of this regulation could apply to our facts and circumstances, and, upon conclusion of our analysis, we may establish a reserve related to this matter during the second quarter of 2020. If a reserve is required, we do not expect that the exposure will be material to our results of operations, cash flows or financial position.
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

15.	Other Consolidated Financial Statement Detail
Other Income (Expense), Net
Components of other income (expense), net, are summarized as follows:

	For the Three Months Ended March 31,
(In millions)	2020	2019
Interest income	$24.4	$31.2
Interest expense	(44.3)	(47.9)
Gain (loss) on investments, net	(77.3)	376.4
Foreign exchange gains (losses), net	(18.9)	(2.2)
Other, net	(4.4)	(0.2)
Total other income (expense), net	$(120.5)	$357.3

Gain (loss) on investments, net, as reflected in the table above, relate to debt securities, equity securities of certain biotechnology companies, venture capital funds where the underlying investments are in equity securities of certain biotechnology companies and non-marketable equity securities.
For the three months ended March 31, 2020, compared to the same period in 2019, the change in other income (expense), net primarily reflects net losses totaling $77.3 million recognized on our investments related to our holdings in equity and debt securities, compared to net gains totaling $376.4 million related to our holdings in equity and debt securities in the prior year comparative period. The net losses recognized during the three months ended March 31, 2020, primarily reflects a decrease in the fair value in our investment in Ionis common stock from December 31, 2019. The following table summarizes our gain (loss) on investments, net, that relates to our equity securities held as of March 31, 2020 and 2019:

	For the Three Months Ended March 31,
(In millions)	2020	2019
Net gains (losses) recognized during the period on equity securities	$(60.9)	$375.3
Less: Net gains (losses) recognized during the period on equity securities sold during the period	—	0.8
Unrealized gains (losses) recognized during the period on equity securities held as of March 31	$(60.9)	$376.1

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

Accrued Expenses and Other
Accrued expenses and other consists of the following:

(In millions)	As of March 31, 2020	As of December 31, 2019
Revenue-related reserves for discounts and allowances	$1,046.4	$1,001.1
Employee compensation and benefits	190.3	309.1
Royalties and licensing fees	209.9	220.9
Collaboration expenses	154.6	281.6
Current portion of contingent consideration obligations	147.3	148.4
Construction in progress	27.3	78.0
Other	662.0	726.7
Total accrued expenses and other	$2,437.8	$2,765.8

Other Long-term Liabilities
Other long-term liabilities were $1,357.3 million and $1,348.9 million as of March 31, 2020 and December 31, 2019, respectively, and included accrued income taxes totaling $801.3 million and $803.3 million, respectively.

16.	Collaborative and Other Relationships
Eisai Co., Ltd.
BAN2401 and Elenbecestat Collaboration
We have a collaboration agreement with Eisai Co., Ltd. (Eisai) to jointly develop and commercialize BAN2401, a monoclonal antibody that targets amyloid beta aggregates, and elenbecestat, the oral BACE (base amyloid cleaving enzyme) inhibitor, two Eisai product candidates for the potential treatment of AD (the BAN2401 and Elenbecestat Collaboration). In September 2019 we and Eisai discontinued the global Phase 3 studies of elenbecestat in early AD.
Eisai serves as the global operational and regulatory lead for BAN2401 and all costs, including research, development, sales and marketing expenses, are shared equally between us and Eisai. If BAN2401 receives marketing approval we and Eisai will co-promote BAN2401 and share profits equally. In addition, the BAN2401 and Elenbecestat Collaboration provides both parties with certain rights and obligations in the event of a change in control of either party.
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
Under the Aducanumab Collaboration Agreement, the two companies will continue to jointly develop BAN2401 in accordance with the BAN2401 and Elenbecestat Collaboration; however, we are no longer required to pay Eisai any milestone payments for products containing BAN2401 and we are no longer entitled to any potential development and commercial milestone payments from Eisai in relation to aducanumab. For additional information on our BAN2401 and Elenbecestat Collaboration, please read Note 18, Collaborative and Other Relationships, to our consolidated financial statements included in our 2019 Form 10-K.
A summary of development and sales and marketing expenses for the three months ended March 31, 2020, related to the BAN2401 and Elenbecestat Collaboration is as follows:

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

(In millions)	For the Three Months Ended March 31, 2020
Total development expense incurred by the collaboration related to the advancement of BAN2401 and elenbecestat	$43.5
Biogen's share of BAN2401 and elenbecestat development expense reflected in research and development expense in our condensed consolidated statements of income	$21.8
Total sales and marketing expense incurred by the collaboration	$4.9
Biogen's share of BAN2401 sales and marketing expense reflected in selling, general and administrative expense in our condensed consolidated statements of income	$2.4

For the three months ended March 31, 2019, total development expense incurred by the two parties related to the BAN2401 and Elenbecestat Collaboration and our share of development expense reflected in research and development expense in our condensed consolidated statements of income were $68.0 million and $34.0 million, respectively. For the three months ended March 31, 2019, sales and marketing expense related to the BAN2401 and Elenbecestat Collaboration was immaterial.
Aducanumab Collaboration Agreement
Under the Aducanumab Collaboration Agreement, we and Eisai will co-promote aducanumab with a region-based profit split and we lead the ongoing development of aducanumab. Beginning January 1, 2019, Eisai is reimbursing us for 45% of development costs incurred by the collaboration for the advancement of aducanumab (aducanumab development expense).
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
In the first quarter of 2019, as a result of the decision to discontinue the Phase 3 EMERGE and ENGAGE trials following the futility analysis, we accrued approximately $45.0 million related to the termination of various clinical trials and research and development contracts net of the 45% Eisai reimbursement of development costs incurred under the Aducanumab Collaboration Agreement.
Sales and marketing expense are shared in proportion to the same region-based profit split that will be utilized to co-promote aducanumab. For additional information on the Aducanumab Collaboration Agreement, please read Note 18, Collaborative and Other Relationships, to our consolidated financial statements included in our 2019 Form 10-K.
A summary of development and sales and marketing expenses related to the Aducanumab Collaboration Agreement is as follows:

	For the Three Months Ended March 31,
(In millions)	2020	2019
Total aducanumab development expense	$19.1	$162.5
Biogen's share of aducanumab development expense reflected in research and development expense in our condensed consolidated statements of income	$10.5	$89.4
Total aducanumab sales and marketing expense	$22.7	$20.9
Biogen's share of aducanumab sales and marketing expense reflected in selling, general and administrative expense in our condensed consolidated statements of income	$12.3	$11.6

In addition, we and Eisai co-promote AVONEX, TYSABRI and TECFIDERA in Japan in certain settings and Eisai distributes AVONEX, TYSABRI, TECFIDERA and PLEGRIDY in India and other Asia-Pacific markets, excluding China.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

UCB Pharma S.A.
We have a collaboration agreement with UCB Pharma S.A. (UCB) to jointly develop and commercialize dapirolizumab pegol, an anti-CD40L pegylated Fab, for the potential treatment of systemic lupus erythematosus and other future agreed indications. Either we or UCB may propose development of dapirolizumab pegol in additional indications. If the parties do not agree to add an indication as an agreed indication to the collaboration, we or UCB may, at the sole expense of the applicable party, pursue development in such excluded indication(s), subject to an opt-in right of the non-pursuing party after proof of clinical activity.
All costs incurred for agreed indications, including research, development, sales and marketing expenses, are shared equally between us and UCB. Upon marketing approval, we and UCB will co-promote dapirolizumab pegol and share profits equally. For the three months ended March 31, 2020, total development expense incurred by the collaboration was $19.0 million. Our share of the development expense was $9.5 million and was reflected in research and development expense in our condensed consolidated statements of income. For the three months ended March 31, 2019, operating expenses related to the collaboration were immaterial.
Other Research and Discovery Arrangements
These arrangements may include the potential for future milestone payments based on the achievement of certain clinical and commercial development payable over a period of several years.
Sangamo Therapeutics, Inc.
In February 2020 we entered into a global licensing collaboration agreement with Sangamo Therapeutics, Inc. (Sangamo), which closed in April 2020, to develop and commercialize ST-501 for tauopathies, including AD; ST-502 for synucleinopathies, including Parkinson’s disease; a third neuromuscular disease target; and up to nine additional neurological disease targets to be identified and selected within a five-year period. The companies will leverage Sangamo’s proprietary zinc finger protein technology delivered via AAV to modulate the expression of key genes involved in neurological diseases.
In connection with the closing of this transaction in April 2020, we purchased $225.0 million of Sangamo common stock, or approximately 24 million shares at $9.21 per share, which are subject to transfer restrictions. During the second quarter of 2020 we plan to record an asset in investments and other assets in our condensed consolidated balance sheets to reflect the initial fair value of the Sangamo common stock acquired and a charge of approximately $85.0 million to research and development expense in our condensed consolidated statements of income to reflect the premium paid for the Sangamo common stock. We will also make an upfront payment of $125.0 million that will be recorded as research and development expense in the second quarter of 2020.
We may also pay research, development, regulatory and commercial milestone payments that could total up to approximately $2.4 billion if we select all of the targets allowed under this agreement and all the specified milestones set forth in this agreement are achieved. Of this amount, up to $80.0 million relates to the selection of targets, $1.9 billion relates to the achievement of specified research, clinical development, regulatory and first commercial sale milestones and $380.0 million relates to the achievement of specified sales-based milestones if annual worldwide net sales of licensed products reach specified levels. In addition, we may pay tiered royalties on potential net commercial sales of any products developed under this collaboration in the high single digit to double digit sub-teen percentages.
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
Samsung Bioepis
Joint Venture Agreement
In February 2012 we entered into a joint venture agreement with Samsung BioLogics, establishing an entity, Samsung Bioepis, to develop, manufacture and market biosimilar products. In June 2018 we exercised our option under our joint venture agreement to increase our ownership percentage in Samsung Bioepis from approximately 5% to approximately 49.9%. The share purchase transaction was completed in November 2018 and, upon closing, we paid 759.5 billion South Korean won ($676.6 million) to Samsung BioLogics. As of March 31, 2020, our ownership percentage remained at approximately 49.9%.
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
For the three months ended March 31, 2020, we recognized losses on our investment of $14.8 million. These losses reflect our share of income totaling $6.1 million and amortization of basis differences totaling $20.9 million.
As of March 31, 2020 and December 31, 2019, the carrying value of our investment in Samsung Bioepis totaled 651.1 billion South Korean won ($531.6 million) and 670.8 billion South Korean won ($580.2 million), respectively, which is classified as a component of investments and other assets in our condensed consolidated balance sheets.
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
In connection with this transaction, we made an upfront payment of $100.0 million to Samsung Bioepis in January 2020, of which $63.0 million was recorded as research and development expense in 2019 and $37.0 million was recorded as an intangible asset in 2019. Additionally, we may pay Samsung Bioepis up to $210.0 million in additional development, regulatory and sales-based milestones, including a $15.0 million development milestone that we may pay in 2020.
We also acquired an option to extend the term of our current European commercial agreement for BENEPALI, IMRALDI and FLIXABI by an additional five years, subject to payment of an option exercise fee of $60.0 million, and obtained exclusive rights to commercialize these products in China.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

2013 Commercial Agreement
We reflect revenues on sales of BENEPALI, IMRALDI and FLIXABI to third parties in product revenues, net in our condensed consolidated statements of income and record the related cost of revenues and sales and marketing expenses in our condensed consolidated statements of income to their respective line items when these costs are incurred.
We share 50% of the profit or loss related to our commercial agreement with Samsung Bioepis, which is recognized in collaboration profit (loss) sharing in our condensed consolidated statements of income. For the three months ended March 31, 2020, we recognized net profit-sharing expense of $71.8 million to reflect Samsung Bioepis' 50% sharing of the net collaboration profits, compared to $58.1 million in the prior year comparative period. As discussed above, we have an option to extend this agreement by an additional five years, subject to the payment of an option exercise fee of $60.0 million.
Other Services
Simultaneous with the formation of Samsung Bioepis, we also entered into a technical development services agreement, a manufacturing agreement and a license agreement with Samsung Bioepis. For the three months ended March 31, 2020 and 2019, we recognized $3.7 million and $24.8 million, respectively, in revenues related to these services, which is reflected in collaborative and other relationships revenues as a component of other revenues in our condensed consolidated statements of income. Following the divestiture of our Hillerød, Denmark manufacturing operations in August 2019, FUJIFILM assumed responsibility for the manufacture of clinical and commercial quantities of bulk drug substance of biosimilar products for Samsung Bioepis. We no longer recognize revenues for the manufacturing completed after the divestiture date under our technical development services and manufacturing agreements with Samsung Bioepis. For additional information on the divestiture of our Hillerød, Denmark manufacturing operations, please read Note 3, Divestitures, to these condensed consolidated financial statements.
Amounts receivable from Samsung Bioepis related to the agreements discussed above were $3.8 million and $85.0 million as of March 31, 2020 and December 31, 2019, respectively. Amounts payable to Samsung Bioepis as of March 31, 2020, were $19.8 million. Amounts payable to Samsung Bioepis as of December 31, 2019, consisted of the $100.0 million upfront payment related to the 2019 transaction, as discussed above.
For additional information on our collaboration arrangements with Samsung Bioepis and our other significant collaboration arrangements, please read Note 18, Collaborative and Other Relationships, to our consolidated financial statements included in our 2019 Form 10-K.

17.	Investments in Variable Interest Entities
Consolidated Variable Interest Entities
Our condensed consolidated financial statements include the financial results of variable interest entities in which we are the primary beneficiary. The following are our significant variable interest entities.
Neurimmune SubOne AG
We have a collaboration and license agreement with Neurimmune SubOne AG (Neurimmune) for the development and commercialization of antibodies for the potential treatment of AD, including aducanumab (as amended, the Neurimmune Agreement). We are responsible for the development, manufacturing and commercialization of all collaboration products. The Neurimmune Agreement is effective for the longer of the duration of certain patents relating to a licensed product or 12 years from the first commercial sale of any product using such a licensed compound.
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
Research and development costs for which we reimburse Neurimmune are reflected in research and development expense in our condensed consolidated statements of income. During the three months ended March 31, 2020 and 2019, amounts reimbursed were immaterial.
The assets and liabilities of Neurimmune are not significant to our condensed consolidated financial position or results of operations as it is a research and development organization. We have provided no financing to Neurimmune other than contractually required amounts.
Under the Aducanumab Collaboration Agreement, Eisai had an option to share in the benefit and cost associated with the royalty reductions discussed above; however, Eisai did not elect to share in the benefit and cost with respect to either the October 2017 or May 2018 royalty reductions, which will impact the amount of profits (losses) on potential commercial sales of aducanumab to be shared with Eisai. For additional information on our collaboration arrangements with Eisai, please read Note 16, Collaborative and Other Relationships, to these condensed consolidated financial statements.
Unconsolidated Variable Interest Entities
We have relationships with various variable interest entities that we do not consolidate as we lack the power to direct the activities that significantly impact the economic success of these entities. These relationships include investments in certain biotechnology companies and research collaboration agreements.
As of March 31, 2020 and December 31, 2019, the carrying value of our investments in certain biotechnology companies representing potential unconsolidated variable interest entities totaled $22.7 million. Our maximum exposure to loss related to these variable interest entities is limited to the carrying value of our investments.
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
For additional information on our investments in Neurimmune and other variable interest entities, please read Note 19, Investments in Variable Interest Entities, to our consolidated financial statements included in our 2019 Form 10-K.

18.	Litigation
We are currently involved in various claims and legal proceedings, including the matters described below. For information as to our accounting policies relating to claims and legal proceedings, including use of estimates and contingencies, please read Note 1, Summary of Significant Accounting Policies, to our consolidated financial statements included in our 2019 Form 10-K.
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
In November 2018 Fresenius Kabi commenced infringement proceedings for damages and injunctive relief against Biogen Italia S.R.L. in the District Court of Milan relating to the Italian counterpart of the ‘510 Patent, and against Biogen GmbH in the Düsseldorf Regional Court relating to the German counterpart of the ‘510 Patent. In Italy, Fresenius Kabi has surrendered the Italian counterpart of the ‘510 Patent and has moved to dismiss its infringement action. A hearing in the proceeding in Germany has been set for September 2020.
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
Other Matters
Petition for Inter Partes Review
In July 2018 Mylan Pharmaceuticals, Inc. (Mylan) filed a petition that was granted by the U.S. Patent Trial and Appeal Board (PTAB) for inter partes review of our U.S. Patent No. 8,399,514 (the '514 Patent), which covers treatment of MS with 480 mg of dimethyl fumarate per day as provided for in our TECFIDERA label. In February 2020 the PTAB issued a final written decision upholding the patentability of the ‘514 Patent and in April 2020 Mylan filed an appeal in the U.S. Court of Appeals for the Federal Circuit, which is pending.

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
In December 2018 we filed an action in the Delaware Court under the Hatch-Waxman Act against Banner Life Sciences LLC (Banner) for infringement of our U.S. Patent No. 7,619,001 (the ‘001 patent) expiring on June 20, 2020, and claiming treatment of MS with dimethyl fumarate or methyl hydrogen fumarate or a combination thereof. In April 2020 the U.S. Court of Appeals for the Federal Circuit affirmed the Delaware Court’s judgment that Banner’s drug product does not infringe the ‘001 patent.
European Patent Office Oppositions
In 2016 the European Patent Office (EPO) revoked our European Patent No. 2 137 537, which covers the treatment of MS with 480 mg of dimethyl fumarate as provided for in our TECFIDERA label. We have appealed to the Technical Boards of Appeal of the EPO and no hearing date has been set.
In March 2018 the EPO revoked Forward Pharma’s European Patent No. 2 801 355, which expires in October 2025. Forward Pharma has filed an appeal to the Technical Boards of Appeal of the EPO and a hearing has been set for June 2020.
TYSABRI Patent Revocation Matters
In November 2017 Bioeq GMBH, affiliated with the Polpharma Group, brought an action in the Polish Patent Office seeking to revoke Polish Patent No. 215263 (the Polish '263 Patent), which corresponds to our European Patent No. 1 485 127 (the E.U. '127 Patent) and covers administration of natalizumab (TYSABRI) to treat MS. The Polish '263 Patent expires in February 2023. No hearing on the merits has been set in this matter.
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
'755 Patent Litigation
In May 2010 Biogen MA Inc. (formerly Biogen Idec MA Inc.) filed a complaint in the U.S. District Court for the District of New Jersey alleging infringement by Bayer Healthcare Pharmaceuticals Inc. (Bayer) (manufacturer, marketer and seller of BETASERON and manufacturer of EXTAVIA), EMD Serono, Inc. (EMD Serono) (manufacturer, marketer and seller of REBIF), Pfizer (co-marketer of REBIF) and Novartis Pharmaceuticals Corp. (Novartis) (marketer and seller of EXTAVIA) of our U.S. Patent No. 7,588,755 (the '755 Patent), which claims, among other things, the use of interferon beta for immunomodulation. The complaint seeks monetary damages, including lost profits and royalties.
Bayer, Pfizer, Novartis and EMD Serono all filed counterclaims seeking declaratory judgments of patent invalidity and non-infringement and seeking monetary relief in the form of costs and attorneys' fees. Bayer had previously filed

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

a complaint against us in the same court, on May 27, 2010, seeking a declaratory judgment that it does not infringe the '755 Patent and that the '755 Patent is invalid, and seeking monetary relief in the form of attorneys' fees, costs and expenses. Bayer has also requested ex parte reexamination by the U.S. Patent and Trademark Office of Claim 1 of the ‘755 Patent, which request was granted in January 2020 and is pending.
In September 2018 the trial court entered judgment against EMD Serono and Pfizer that the '755 Patent is infringed and valid and ordered a new trial on damages. EMD Serono and Pfizer filed an appeal in the U.S. Court of Appeals for the Federal Circuit, which is pending. The trial court has not yet scheduled the new damages trial or a trial against Bayer and Novartis.
Annulment Proceeding in General Court of the European Union relating to TECFIDERA
In October 2018 Pharmaceutical Works Polpharma SA (Polpharma) filed an application in the General Court of the European Union seeking to annul a decision of the European Medicines Agency (EMA) in which the EMA refused to validate Polpharma’s application to market a generic version of TECFIDERA on the grounds that TECFIDERA benefits from regulatory data protection (RDP). Polpharma disputes that TECFIDERA benefits from RDP. Biogen and the European Commission were granted leave to intervene in the case in support of the EMA and the case is pending. No hearing date has been set.
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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements (condensed consolidated financial statements) and the accompanying notes beginning on page 5 of this quarterly report on Form 10-Q and our audited consolidated financial statements and the accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2019 (2019 Form 10-K).
Executive Summary
Introduction
Biogen is a global biopharmaceutical company focused on discovering, developing and delivering worldwide innovative therapies for people living with serious neurological and neurodegenerative diseases as well as related therapeutic adjacencies. Our core growth areas include multiple sclerosis (MS) and neuroimmunology; Alzheimer's disease (AD) and dementia; neuromuscular disorders, including spinal muscular atrophy (SMA) and amyotrophic lateral sclerosis (ALS); movement disorders, including Parkinson's disease; and ophthalmology. We are also focused on discovering, developing and delivering worldwide innovative therapies in our emerging growth areas of immunology; neurocognitive disorders; acute neurology; and pain. In addition, we commercialize biosimilars of advanced biologics. We support our drug discovery and development efforts through the commitment of significant resources to discovery, research and development programs and business development opportunities.
Our marketed products include TECFIDERA, VUMERITY, AVONEX, PLEGRIDY, TYSABRI and FAMPYRA for the treatment of MS; SPINRAZA for the treatment of SMA; and FUMADERM for the treatment of severe plaque psoriasis. We also have certain business and financial rights with respect to RITUXAN for the treatment of non-Hodgkin's lymphoma, chronic lymphocytic leukemia (CLL) and other conditions; RITUXAN HYCELA for the treatment of non-Hodgkin's lymphoma and CLL; GAZYVA for the treatment of CLL and follicular lymphoma; OCREVUS for the treatment of primary progressive MS and relapsing MS (RMS); and other potential anti-CD20 therapies pursuant to our collaboration arrangements with Genentech, Inc. (Genentech), a wholly-owned member of the Roche Group. For additional information on our collaboration arrangements with Genentech, please read Note 18, Collaborative and Other Relationships, to our consolidated financial statements included in our 2019 Form 10-K.

Our innovative drug development and commercialization activities are complemented by our biosimilar business that expands access to medicines and reduce the cost burden for healthcare systems. Through Samsung Bioepis Co., Ltd. (Samsung Bioepis), our joint venture with Samsung BioLogics Co., Ltd. (Samsung BioLogics), we market and sell BENEPALI, an etanercept biosimilar referencing ENBREL, IMRALDI, an adalimumab biosimilar referencing HUMIRA, and FLIXABI, an infliximab biosimilar referencing REMICADE, in certain countries in Europe and have exclusive rights to commercialize these products in China. Additionally, we have exclusive rights to commercialize two potential ophthalmology biosimilar products, SB11 referencing LUCENTIS and SB15 referencing EYLEA, in major markets worldwide, including the U.S., Canada, Europe, Japan and Australia. For additional information on our collaboration arrangements with Samsung Bioepis, please read Note 16, Collaborative and Other Relationships, to our condensed consolidated financial statements included in this report.
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
Business Update Regarding COVID-19
The current COVID-19 pandemic has presented a substantial public health and economic challenge around the world and is affecting our employees, patients, communities and business operations, as well as the U.S. economy and financial markets. The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19, the actions taken to contain it or treat its impact and the economic impact on local, regional, national and international markets.

To date, we and our collaboration partners have been able to continue to supply our products to our patients worldwide and currently do not anticipate any interruptions in supply. However, we are continuing to assess the potential impact of the COVID-19 pandemic on our business and operations, including our sales, expenses, manufacturing and clinical trials.
We are monitoring the demand for our products, including the duration and degree to which we may see declines in customer orders or delays in starting new patients on a product due to hospitals diverting the resources that are necessary to administer certain of our products to care for COVID-19 patients, including those products, such as TYSABRI and SPINRAZA, that are administered in a physician's office or hospital setting. We may also see reduced demand for immunosuppressant therapies during the COVID-19 pandemic.
We have suspended in-person interactions by our customer-facing personnel in healthcare settings and we are engaging with these customers remotely as we seek to continue to support healthcare professionals and patient care. We have and may continue to benefit in the near term from any precautionary measures taken by our customers due to the COVID-19 pandemic, such as increasing their levels of stock in anticipation of any further interruptions from the pandemic, but over the longer term we may see an impact from advance sales or fewer patients visiting their healthcare provider to initiate, change or receive therapy.
We and our third-party contract manufacturing partners continue to operate our manufacturing facilities at or near normal levels. While we currently do not anticipate any interruptions in our manufacturing process, it is possible that the COVID-19 pandemic and response efforts may have an impact in the future on our and/or our third-party suppliers and contract manufacturing partners' ability to manufacture our products or to have our products reach all markets.
While we are currently continuing the clinical trials we have underway in sites across the globe, we expect that COVID-19 precautions may directly or indirectly impact the timeline for some of our clinical trials. For example, our Phase 3 study of BIIB093 (glibenclamide IV) for large hemispheric infarction, a severe form of ischemic stroke, has been delayed as this study involves administration of BIIB093 in an acute hospital setting. We have also paused the initiation of new clinical trials for compounds that are known to be immunosuppressants. To help mitigate the impact to our clinical trials, we are pursuing innovative approaches such as remote monitoring, remote patient visits and supporting home infusions.

In the U.S. and in most other key markets, our office-based employees have been working from home since early March 2020, while ensuring essential staffing levels in our operations remain in place, including maintaining key personnel in our laboratories and manufacturing facilities. We have provided support, including financial support, to all Biogen employees and their families worldwide.
Through the Biogen Foundation, we have committed $10 million to support the global response efforts to the COVID-19 pandemic and the immediate needs of communities affected by it, and we have also deployed our scientific resources and capabilities, which include equipment and supplies. We are also helping to increase the understanding of COVID-19 and advance research efforts and potential therapeutic options. For example, we have entered into a consortium with the Broad Institute of MIT and Harvard and Partners HealthCare to build and share a COVID-19 biobank. The biobank will help scientists study a large collection of de-identified biological and medical data to advance knowledge and search for potential vaccines and treatments for COVID-19.
For additional information on the various risks posed by the COVID-19 pandemic, please read Item 3. Quantitative and Qualitative Disclosures About Market Risk and Item 1A. Risk Factors included in this report.
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
Our products continue to face increasing competitive pressures from the introduction of generic versions, prodrugs and biosimilars of existing products, as well as products approved under abbreviated regulatory pathways. Such products are likely to be sold at substantially lower prices than branded products, which may significantly reduce both the price that we are able to charge for our products and the volume of products we sell. In addition, when a generic version of one of our products is commercialized, it may, in some cases, be automatically substituted for our product and reduce our revenues in a short period of time.
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
In addition to the impact of competition, pricing actions and other measures being taken worldwide designed to reduce healthcare costs and limit the overall level of government expenditures, our sales and operations could also be affected by other risks of doing business internationally, including the impact of public health epidemics, such as the COVID-19 pandemic, on employees, the global economy and the delivery of healthcare treatments, foreign currency exchange fluctuations, changes in intellectual property legal protections and changes in trade regulations and procedures.
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
Compliance with any resulting regulatory mandates may prove challenging and the macroeconomic impact on our sales and consolidated results of operations from these developments remains unknown. We do not, however, expect Brexit to have a material impact on our consolidated results of operations as less than 4% of our total product revenues for the three months ended March 31, 2020, were derived from U.K. sales, which is consistent with full year product sales in 2019.
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
Financial Highlights
Diluted earnings per share attributable to Biogen Inc. was $8.08 for the three months ended March 31,

2020, representing an increase of 13.0% over $7.15 in the same period in 2019.
As further described below under Results of Operations, our net income and diluted earnings per share attributable to Biogen Inc. for the three months ended March 31, 2020, compared to the three months ended March 31, 2019, reflects the following:

•	Total revenues were $3,534.3 million for the first quarter of 2020, representing an increase of 1.3% over $3,489.8 million in the same period in 2019.

•
Product revenues, net totaled $2,904.6 million for the first quarter of 2020, representing an increase of 8.4% over $2,680.0 million in the same period in 2019. This increase was primarily due to a 6.8% increase in MS product revenues, a 9.0% increase in revenues from SPINRAZA and a 25.4% increase in revenues from our biosimilar products. We believe that, due to the COVID-19 pandemic, there was an acceleration in sales in the first quarter of 2020, primarily in the E.U., that increased revenues by approximately $100.0 million.

•	Revenues from anti-CD20 therapeutic programs totaled $520.4 million for the first quarter of 2020, remaining flat compared to $517.4 million in the same period in 2019.

•
Other revenues totaled $109.3 million for the first quarter of 2020, representing a decrease of 62.6% from $292.4 million in the same period in 2019. This decrease was primarily due to the sale of approximately $200 million of hemophilia inventory to Bioverativ Inc. (Bioverativ) in the first quarter of 2019.

•
Total cost and expenses were $1,714.4 million for the first quarter of 2020, representing a decrease of 13.7% from $1,987.1 million in the same period in 2019. This decrease was primarily due to a 24.5% decrease in cost of sales and a 15.5% decrease in research and development expense as well as the pre-tax loss of $115.5 million related to the planned divestiture of our Hillerød, Denmark manufacturing operations recorded during the first quarter of 2019. This decrease in total costs and expenses was partially offset by additional operating expenses of approximately $13.0 million incurred in the first quarter of 2020 due to the COVID-19 pandemic.

•	Net income attributable to Biogen Inc. was favorably impacted by a decrease in our effective tax rate to 17.2% for the first quarter of 2020, from 22.7% for the same period in 2019, primarily due to the $59.1 million tax expense recognized in the first quarter of 2019 related to the planned divestiture of our Hillerød, Denmark manufacturing operations and the tax effects of changes in the value of our equity investments where we recognized a gain in the first quarter of 2019 compared to a loss in the first quarter of 2020.
As described below under Financial Condition, Liquidity and Capital Resources:

•	Cash, cash equivalents and marketable securities totaled approximately $4.8 billion and $5.9 billion as of March 31, 2020 and December 31, 2019, respectively.

•
We repurchased and retired approximately 7.3 million shares of our common stock at a cost of approximately $2.2 billion million during the first quarter of 2020 under a program authorized by our Board of Directors in March 2019 to repurchase up to $5.0 billion of our common stock (March 2019 Share Repurchase Program) and a program authorized by our Board of Directors in December 2019 to repurchase up to $5.0 billion of our common stock (December 2019 Share Repurchase Program).

Acquisitions and Collaborative and Other Relationships
BIIB118 Acquisition
In March 2020 we acquired BIIB118 (formerly known as PF-05251749), a novel CNS-penetrant small molecule inhibitor of casein kinase 1, for the potential treatment of patients with behavioral and neurological symptoms across various psychiatric and neurological diseases from Pfizer Inc. (Pfizer). In particular, we plan to develop this Phase 1 asset for the potential treatment of sundowning in AD and irregular sleep wake rhythm in Parkinson’s disease.
For additional information on our acquisition of BIIB118, please read Note 2, Acquisitions, to our condensed consolidated financial statements included in this report.
Sangamo Therapeutics, Inc.
In February 2020 we entered into a global licensing collaboration agreement with Sangamo Therapeutics, Inc. (Sangamo), which closed in April 2020, to develop and commercialize ST-501 for tauopathies, including AD; ST-502 for synucleinopathies, including, Parkinson’s disease; a third neuromuscular disease target; and up to nine additional neurological disease targets to be identified and selected within a five-year period.

For additional information on our collaboration arrangement with Sangamo, please read Note 16, Collaborative and Other Relationships, to our condensed consolidated financial statements included in this report.
Other Key Developments
Aducanumab (AB mAb)
During the first quarter of 2020 we initiated the EMBARK global re-dosing clinical study, which is designed to evaluate aducanumab, an anti-amyloid beta antibody candidate for the potential treatment of AD that we are developing in collaboration with Eisai Co., Ltd. (Eisai), in eligible AD patients who were actively enrolled in aducanumab studies (PRIME, EVOLVE, EMERGE and ENGAGE) in March 2019. In April 2020 we announced that we currently expect to complete the U.S. filing for aducanumab in the third quarter of 2020.

Results of Operations
Revenues
Revenues are summarized as follows:

	For the Three Months Ended March 31,
(In millions, except percentages)	2020		2019
Product revenues, net:
United States	$1,583.2	44.8%	$1,513.3	43.4%
Rest of world	1,321.4	37.4%	1,166.7	33.4%
Total product revenues, net	2,904.6	82.2%	2,680.0	76.8%
Revenues from anti-CD20 therapeutic programs	520.4	14.7%	517.4	14.8%
Other revenues	109.3	3.1%	292.4	8.4%
Total revenues	$3,534.3	100.0%	$3,489.8	100.0%
Product Revenues
Product revenues are summarized as follows:

	For the Three Months Ended March 31,
(In millions, except percentages)	2020		2019
Multiple Sclerosis:
Fumarate*	$1,100.8	37.8%	$998.8	37.3%
Interferon**	466.0	16.0%	500.9	18.7%
TYSABRI	522.4	18.0%	460.4	17.2%
FAMPYRA	28.3	1.0%	22.9	0.9%
Subtotal: MS product revenues	2,117.5	72.9%	1,983.0	74.0%

Spinal Muscular Atrophy:
SPINRAZA	565.0	19.5%	518.5	19.3%

Biosimilars:
BENEPALI	133.5	4.6%	124.0	4.6%
IMRALDI	61.6	2.1%	14.7	0.5%
FLIXABI	23.7	0.8%	35.7	1.3%
Subtotal: Biosimilar product revenues	218.8	7.5%	174.4	6.5%

Other:
FUMADERM	3.3	0.1%	4.1	0.2%

Total product revenues	$2,904.6	100.0%	$2,680.0	100.0%
*Fumarate includes TECFIDERA and VUMERITY. VUMERITY became available in the U.S. in November 2019.
**Interferon includes AVONEX and PLEGRIDY.

Multiple Sclerosis (MS)
Fumarate
Fumarate revenues include sales from TECFIDERA and VUMERITY. In October 2019 the U.S. Food and Drug Administration (FDA) approved VUMERITY for the treatment of RMS and VUMERITY became commercially available in the U.S. in November 2019.
For the three months ended March 31, 2020, compared to the same period in 2019, the increase of 8.3% in U.S. Fumarate revenues was primarily due to net price increases and an increase in Fumarate unit sales volumes of 7.0%. Volume in the first quarter of 2020 reflected favorable channel dynamics of $30.0 million as well as favorable demand of $21.0 million, primarily due to $23.0 million associated with additional shipping days and approximately $15.0 million of accelerated sales that we believe were due to the COVID-19 pandemic.
For the three months ended March 31, 2020, compared to the same period in 2019, the increase of 15.0% in rest of world Fumarate revenues was primarily due to an increase in unit sales volumes of 19.7%, which was primarily related to our European and Japanese markets, partially offset by pricing reductions in certain European countries. The increase in volumes was primarily due to continued strong patient growth in our E.U. direct markets, including Italy, Spain and U.K., as well as growth in Asia (Japan) and Latin America (Brazil), and approximately $28.0 million of accelerated sales that we believe were due to the COVID-19 pandemic.
In February 2020 the U.S. Patent Trial and Appeal Board (PTAB) decided that the claims of our U.S. Patent No. 8,399,514 (the ‘514 Patent) are patentable. The ‘514 Patent covers treatment of MS with 480 mg of dimethyl fumarate per day as provided for in our TECFIDERA label. This decision was appealed in April 2020.
The ‘514 Patent has also been challenged pursuant to the Drug Price Competition and Patent Term Restoration Act of 1984, commonly known as the Hatch-Waxman Act, in the U.S. District Courts of Delaware (the Delaware action) and West Virginia (the West Virginia action). We are awaiting a decision in the Delaware action and the trial in the West Virginia action is ongoing. If we receive an adverse judgment in either U.S. District Court action, we will appeal but we may face generic competition while our appeal is pending.
We will face TECFIDERA generic competition if our patent claims are not upheld. In addition, we have entered into settlement agreements with some of the defendants in the Delaware action and we now anticipate TECFIDERA generic competition before the ‘514 Patent expires in February 2028. Generic competition is expected to have an adverse impact on our TECFIDERA sales and our results of operations. For additional information, please read Note 18, Litigation, to our condensed consolidated financial statements included in this report.
We anticipate an increase in TECFIDERA demand in rest of world in 2020, compared to 2019, notwithstanding the increasing competition from additional treatments for MS and potential disruptions from the COVID-19 pandemic. We expect volume growth in our rest of world markets to offset volume declines in the U.S in 2020. Due to the COVID-19 pandemic, we may experience variability in sales between quarters within the year.
Interferon
For the three months ended March 31, 2020, compared to the same period in 2019, the decrease of 10.6% in U.S. Interferon revenues was primarily due to a decrease in Interferon unit sales volumes of 8.4%. The net decline in unit sales volumes reflects the continued decline of the Interferon market as patients transition to other higher efficacy and oral MS therapies, which negatively impacted comparative revenues by $40.0 million. The decline was partially offset by favorable channel dynamics of $12.0 million. These factors were impacted by additional shipping days of $11.0 million and $4.0 million of accelerated sales that we believe were due to the COVID-19 pandemic.
For the three months ended March 31, 2020, compared to the same period in 2019, rest of world Interferon revenues remained flat. We believe that, due to the COVID-19 pandemic, there was an acceleration in sales during the three months ended March 31, 2020 that increased Interferon revenues by approximately $25.0 million, primarily in the E.U. Due to the COVID-19 pandemic, we may experience variability in sales between quarters within the year.
We expect that Interferon revenues will continue to decline in both the U.S. and rest of world markets in 2020, compared to 2019, as a result of increasing competition from our other MS products as well as other treatments for MS, including biosimilars, and pricing reductions in certain European markets.
TYSABRI
For the three months ended March 31, 2020, compared to the same period in 2019, the increase of 13.3% in U.S. TYSABRI revenues was primarily due to price increases and an increase in unit sales volumes of 8.0%, partially offset by higher discounts and allowance rates. Volume was higher primarily due to an inventory channel benefit of $17.0 million and demand of $3.0 million, which were impacted by $20.0 million associated with additional shipping days and an unfavorable $4.0 million impact that we believe was due to the COVID-19 pandemic.

For the three months ended March 31, 2020, compared to the same period in 2019, the increase of 13.6% in rest of world TYSABRI revenues was primarily due to a favorable impact of change in estimate related to pharmaceutical taxes in the first quarter of 2020 of approximately $20.0 million and an increase in unit sales volumes of 7.8%.
We believe that the impact of the COVID-19 pandemic on TYSABRI revenues was insignificant during the three months ended March 31, 2020. Due to the COVID-19 pandemic, we may experience variability in sales between quarters within the year.
We anticipate TYSABRI demand to be stable or slightly negative on a global basis in 2020, compared to 2019, with increasing competition from additional treatments for MS, including OCREVUS, and price reductions in certain rest of world countries. We believe that some TYSABRI infusions may be delayed as hospitals prioritize the treatment of COVID-19 patients and/or patients decide to delay treatment.
Spinal Muscular Atrophy
SPINRAZA
For the three months ended March 31, 2020, compared to the same period in 2019, the increase of 5.4% in U.S. SPINRAZA revenues was primarily due to an increase in unit sales volumes of 9.7% partially offset by higher discounts and allowance rates.
For the three months ended March 31, 2020, compared to the same period in 2019, the increase of 11.7% in rest of world SPINRAZA revenues was primarily due to an increase in unit sales volumes of 36.3%, partially offset by the unfavorable impact of price decreases and mix changes of 21.0%.
We believe that, due to the COVID-19 pandemic, there was an acceleration in sales during the three months ended March 31, 2020 that increased

SPINRAZA revenues by approximately $6.0 million in the U.S. and $5.0 million in rest of world. Due to the COVID-19 pandemic, we may experience variability in sales between quarters within the year.
We expect that the rate at which SPINRAZA revenues will grow will be modest in 2020, compared to 2019, primarily due to a lower rate of new patient starts combined with the impact of loading dose dynamics as patients transition to dosing once every four months, lower prices in certain rest of world countries and the potential impact of the COVID-19 pandemic. We are evaluating the impact of the COVID-19 pandemic on the ability of hospitals to provide SPINRAZA dosing to patients. We believe that some SPINRAZA doses may be delayed as hospitals prioritize the treatment of COVID-19 patients and/or patients decide to delay treatment.
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
For information on our collaboration arrangements with Ionis Pharmaceuticals, Inc. (Ionis), please read Note 18, Collaborative and Other Relationships, to our consolidated financial statements included in our 2019 Form 10-K.
Biosimilars
BENEPALI, IMRALDI and FLIXABI
For the three months ended March 31, 2020, compared to the same period in 2019, the increase of 25.4% in biosimilar revenues was primarily due to the continued launch of IMRALDI in Europe. Additionally, we believe that, due to the COVID-19 pandemic, there was an acceleration in sales during the three months ended March 31, 2020, that increased biosimilar revenues by approximately $15.0 million. The increase was partially offset by the unfavorable impact of 15.3% from price reductions. Due to the COVID-19 pandemic, we may experience variability in sales between quarters within the year.
In 2020 we expect modest to moderate revenue growth for our biosimilars business depending on the impact of the COVID-19 pandemic. We expect growth to be primarily driven by the continued launch of IMRALDI in Europe, partially offset by price reductions in certain European countries.
For additional information on our collaboration arrangements with Samsung Bioepis, please read Note 16, Collaborative and Other Relationships, to our condensed consolidated financial statements included in this report.
Revenues from Anti-CD20 Therapeutic Programs
Genentech (Roche Group)
Our share of RITUXAN, including RITUXAN HYCELA, and GAZYVA collaboration operating profits in the U.S. and other revenues from anti-CD20 therapeutic programs are summarized in the table below. For purposes of this discussion, we refer to RITUXAN and RITUXAN HYCELA collectively as RITUXAN.

Biogen’s Share of Pre-tax Profits in the U.S. for RITUXAN and GAZYVA
The following table provides a summary of amounts comprising our share of pre-tax profits in the U.S. for RITUXAN and GAZYVA:

	For the Three Months Ended March 31,
(In millions)	2020	2019
Product revenues, net	$1,078.2	$1,226.7
Cost and expenses	147.5	172.9
Pre-tax profits in the U.S.	930.7	1,053.8
Biogen's share of pre-tax profits	$341.3	$390.8
For the three months ended March 31, 2020, compared to the same period in 2019, the decrease in U.S. product revenues, net was primarily due to decreased net sales of RITUXAN in the U.S.
For the three months ended March 31, 2020, compared to the same period in 2019, the decrease in collaboration costs and expenses was primarily due to lower cost of sales on RITUXAN.
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
For the three months ended March 31, 2020, compared to the same period in 2019, the increase in other revenues from anti-CD20 therapeutic programs was primarily due to sales growth of OCREVUS. Royalty revenues recognized on sales of OCREVUS for the three months ended March 31, 2020, totaled $162.2 million compared to $111.6 million in the prior year comparative period.
OCREVUS royalty revenues are based on our estimates from third party and market research data of OCREVUS sales occurring during the corresponding period. Differences between actual and estimated royalty revenues will be adjusted for in the period in which they become known, which is expected to be the following quarter.
For additional information on our collaboration arrangements with Genentech, including information regarding the pre-tax profit-sharing formula and its impact on future revenues from anti-CD20 therapeutic programs, please read Note 18, Collaborative and Other Relationships, to our consolidated financial statements included in our 2019 Form 10-K.
Other Revenues
Other revenues are summarized as follows:

	For the Three Months Ended March 31,
(In millions, except percentages)	2020		2019
Revenues from collaborative and other relationships	$4.0	3.7%	$24.4	8.3%
Other royalty and corporate revenues	105.3	96.3%	268.0	91.7%
Total other revenues	$109.3	100.0%	$292.4	100.0%
Revenues from Collaborative and Other Relationships
Revenues from collaborative and other relationships primarily include revenues from our technical development services and manufacturing agreements with Samsung Bioepis and royalty revenues on biosimilar products from Samsung Bioepis.
Following the divestiture of our Hillerød, Denmark manufacturing operations in August 2019,

FUJIFILM Corporation (FUJIFILM) assumed responsibility for the manufacture of clinical and commercial quantities of bulk drug substance of biosimilar products for Samsung Bioepis. We no longer recognize revenues for the manufacturing completed after the divestiture date under our technical development services and manufacturing agreements with Samsung Bioepis.

For additional information on our collaborative and other relationships, including revenues recognized under our technical development services and manufacturing agreements with Samsung Bioepis, please read Note 16, Collaborative and Other Relationships, to our condensed consolidated financial statements included in this report.
Other Royalty and Corporate Revenues
We receive royalties from net sales on products related to patents that we have out-licensed and we record other corporate revenues primarily from amounts earned under contract manufacturing agreements.
For the three months ended March 31, 2020, compared to the same period in 2019, the decrease in other royalty and corporate revenues was primarily due to the prior period sale of approximately $206.8 million of hemophilia inventory on hand as of December 31, 2018, to Bioverativ.
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
Reserves for discounts, contractual adjustments and returns that reduced gross product revenues are summarized as follows:
For the three months ended March 31, 2020, reserves for discounts and allowances as a percentage of gross product revenues was 25.7% compared to 23.0% in the prior year comparative period.
Discounts
Discounts include trade term discounts and wholesaler incentives.
For the three months ended March 31, 2020, compared to the same period in 2019, discounts were relatively consistent.
Contractual Adjustments
Contractual adjustments primarily relate to Medicaid and managed care rebates, co-payment assistance, Veterans Administration, Public Health Service discounts, specialty pharmacy program fees and other government rebates or applicable allowances.
For the three months ended March 31, 2020, compared to the same period in 2019, the increase in contractual adjustments was primarily due to higher managed care rebates and governmental rebates in the U.S. as well as higher governmental rebates and allowances in the rest of world, due in part to increases in SPINRAZA sales volumes worldwide.

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

For the three months ended March 31, 2020, compared to the same period in 2019, return reserve was relatively consistent.
For additional information on our revenue reserves, please read Note 4, Revenues, to our condensed consolidated financial statements included in this report.
Cost and Expenses
A summary of total cost and expenses is as follows:

	For the Three Months Ended March 31,
(In millions, except percentages)	2020	2019	Change %
Cost of sales, excluding amortization and impairment of acquired intangible assets	$454.3	$602.0	(24.5)%
Research and development	476.3	563.7	(15.5)%
Selling, general and administrative	570.1	567.7	0.4%
Amortization and impairment of acquired intangible assets	71.5	68.2	4.8%
Collaboration profit (loss) sharing	71.8	58.1	23.6%
Loss on divestiture of Hillerød, Denmark manufacturing operations	—	115.5	**
(Gain) loss on fair value remeasurement of contingent consideration	(4.6)	11.5	(140.0)%
Restructuring charges	—	0.4	(100.0)%
Acquired in-process research and development	75.0	—	**
Total cost and expenses	$1,714.4	$1,987.1	(13.7)%
** Percentage not meaningful.
Cost of Sales, Excluding Amortization and Impairment of Acquired Intangible Assets

Product Cost of Sales
For the three months ended March 31, 2020, compared to the same period in 2019, the decrease in product cost of sales was primarily due to lower cost of sales from contract manufacturing agreements, primarily resulting from the sale of hemophilia inventory, with a cost basis of $173.5 million, to Bioverativ in the first quarter of 2019.
Royalty Cost of Sales
For the three months ended March 31, 2020, compared to the same period in 2019, the increase in royalty cost of sales was primarily due to increased royalties payable on higher sales of TYSABRI and SPINRAZA.

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
For the three months ended March 31, 2020, compared to the same period in 2019, the decrease in research and development expense was primarily due to decreases in costs incurred in connection with our early and late stage programs and a decrease in costs incurred in connection with milestones and upfront expenses.
We expect that the COVID-19 pandemic may directly or indirectly impact the timeline of some of our clinical trials. For example, our Phase 3 study of BIIB093 for large hemispheric infarction has been delayed as this study involves administration of BIIB093 in an acute hospital setting. We have also paused the initiation of new clinical trials for compounds that are known to be immunosuppressants.
We intend to continue committing significant resources to targeted research and development opportunities where there is a significant unmet need and where a drug candidate has the potential to be highly differentiated.
Milestone and Upfront Expenses
For the three months ended March 31, 2020, compared to the same period in 2019, the decrease in milestone and upfront expenses was primarily due to a $38.5 million charge to research and development expense related to our collaboration and research and development services agreement with Skyhawk Therapeutics, Inc. (Skyhawk) in the first quarter of 2019.
For additional information on our collaboration arrangement with Skyhawk, please read Note 16,

Collaborative and Other Relationships, to our condensed consolidated financial statements included in this report.
Early Stage Programs
For the three months ended March 31, 2020, compared to the same period in 2019, the decrease in spending related to our early stage programs was primarily due to the discontinuation of gosuranemab (BIIB092) in progress supraneuclear palsy and advancement of toferson (BIIB067) in ALS into late stage.
Late Stage Programs
For the three months ended March 31, 2020, compared to the same period in 2019, the decrease in spending associated with our late stage programs was primarily due to:

•	a decrease in spending related to the discontinuation of the global Phase 3 trials of aducanumab, net of reimbursement from our collaboration partner Eisai in the first quarter of 2019; and

•	a decrease in spending related to VUMERITY, which was approved by the FDA in the fourth quarter of 2019.
This decrease was partially offset by an increase in spending due to advancement of toferson in ALS into late stage.
In the first quarter of 2019, as a result of the decision to discontinue the Phase 3 EMERGE and ENGAGE trials following a futility analysis, we accrued approximately $45.0 million related to the termination of various clinical trials and research and development contracts net of the expected 45% Eisai reimbursement of development costs incurred by the collaboration for the advancement of aducanumab. In October 2019 we and Eisai announced that, based on a new analysis, conducted by Biogen in close consultation with the FDA, of a larger dataset from the Phase 3 EMERGE and ENGAGE trials that were discontinued in March 2019, we plan to pursue regulatory approval for aducanumab in the U.S.
In March 2019 Eisai initiated a global Phase 3 trial for the development of BAN2401 in early AD. Under our collaboration arrangement, Eisai serves as the global operational and regulatory lead for BAN2401 and all costs, including research, development, sales and marketing expenses, are shared equally between us and Eisai.
For additional information on our collaboration arrangements with Eisai, please read Note 16, Collaborative and Other Relationships, to our condensed consolidated financial statements included in this report.

Selling, General and Administrative
For the three months ended March 31, 2020, compared to the same period in 2019, selling, general and administrative expense remained flat.
Amortization and Impairment of Acquired Intangible Assets
Our amortization expense is based on the economic consumption and impairment of intangible assets. Our most significant intangible assets are related to our TYSABRI, AVONEX, SPINRAZA, VUMERITY and TECFIDERA (rest of world) products and other programs acquired through business combinations.
Amortization and impairment of acquired intangible assets for the three months ended March 31, 2020, compared to the same period in 2019, remained flat. For the three months ended March 31, 2020 and 2019, we had no impairment charges.

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
IPR&D related to Business Combinations
In-process research and development (IPR&D) represents the fair value assigned to research and development assets that we acquired as part of a business combination and had not yet reached technological feasibility at the date of acquisition. We review amounts capitalized as acquired IPR&D for impairment annually, as of October 31, and whenever events or changes in circumstances indicate to us that the carrying value of the assets might not be recoverable.
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
In addition, we delayed the initiation of the Phase 3 studies of vixotrigine for the potential treatment of trigeminal neuralgia (TGN) as we awaited the outcome of ongoing interactions with the FDA regarding the design of the Phase 3 studies, a more detailed review of the data from the Phase 2b study of vixotrigine for the potential treatment of PLSR and insights from the Phase 2 study of vixotrigine for the potential treatment of small fiber neuropathy.
The TGN program has experienced numerous delays in development in the periods since we acquired the program and the fair value of this asset is not significantly in excess of carrying value. In addition, we are currently testing vixotrigine in another mid-stage clinical trial, in a different neuropathic pain indication, for which we also have an IPR&D asset. Data from that trial is expected in mid-2020. This data may affect the economic value of vixotrigine and the IPR&D assets for one or both programs could be impaired if assumptions used in determining their fair value change. As of March 31, 2020, the carrying value associated with our vixotrigine IPR&D assets was $161.7 million.
For additional information on the amortization and impairment of our acquired intangible assets, please read Note 6, Intangible Assets and Goodwill, to our condensed consolidated financial statements included in this report.
Collaboration Profit (Loss) Sharing
Collaboration profit (loss) sharing primarily includes our Samsung Bioepis' 50% share of the profit or loss related to our biosimilars commercial agreement with Samsung Bioepis.
For the three months ended March 31, 2020, we recognized net profit-sharing expense of $71.8 million to reflect Samsung Bioepis' 50% sharing of the net collaboration profits compared to $58.1 million in the prior year comparative period. The increase in profit-sharing expense was primarily due to increased collaboration profits resulting from increased biosimilar sales.
For additional information on our collaboration arrangements with Samsung Bioepis, please read Note 16, Collaborative and Other Relationships, to our condensed consolidated financial statements included in this report.
Loss on Divestiture of Hillerød, Denmark Manufacturing Operations
Divestiture of Hillerød, Denmark Manufacturing Operations
In March 2019 we entered into a share purchase agreement with FUJIFILM to sell all of the outstanding shares of our subsidiary that owned our biologics manufacturing operations in Hillerød, Denmark. The transaction closed in August 2019.
In the first quarter of 2019 we recorded an initial loss of approximately $174.6 million in our condensed consolidated statements of income. This estimated loss, which was subsequently remeasured each reporting period, included a pre-tax loss of $115.5 million, reflecting our estimated fair value of the assets and liabilities held for sale as of March 31, 2019, adjusted for our expected costs to sell our Hillerød, Denmark manufacturing operations of approximately $10.0 million and included our initial estimate of the fair value of an adverse commitment of approximately $120.0 million associated with the guarantee of future minimum batch production at the Hillerød facility. The value of this adverse commitment was determined using a probability-weighted estimate of future manufacturing activity. In addition, we recorded a tax expense of $59.1 million related to the planned transaction in the first quarter of 2019.
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
For the three months ended March 31, 2020, change in the fair value of our contingent consideration obligations was primarily due to changes in the interest rates used to revalue our contingent consideration liabilities and changes in the expected timing of the achievement of certain remaining developmental milestones, partially offset by the passage of time.

Acquired In-Process Research and Development
BIIB118 Acquisition
In March 2020 we acquired BIIB118 for the potential treatment of patients with behavioral and neurological symptoms across various psychiatric and neurological diseases from Pfizer. In connection with this acquisition, we made an upfront payment of $75.0 million to Pfizer, which was accounted for as an asset acquisition and recorded as acquired IPR&D in our consolidated statements of income as BIIB118 has not yet reached technological feasibility.
For additional information on our acquisition of BIIB118, please read Note 2, Acquisitions, to our condensed consolidated financial statements included in this report.
Other Income (Expense), Net
For the three months ended March 31, 2020, compared to the same period in 2019, the change in other income (expense), net primarily reflects net losses totaling $77.3 million recognized on our investments related to our holdings in equity and debt securities, compared to net gains totaling $376.4 million related to our holdings in equity and debt securities in the prior year comparative period. The net losses recognized during the three months ended March 31, 2020, primarily reflects a decrease in the fair value in our investment in Ionis common stock from December 31, 2019.
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
For the three months ended March 31, 2020, compared to the same period in 2019, the decrease in our effective tax rate was primarily due to the $59.1 million tax expense recognized in the first quarter of 2019 related to the planned divestiture of our Hillerød, Denmark manufacturing operations and the tax effects of changes in the value of our equity investments where we recognized a gain in the first quarter of 2019 compared to a loss in the first quarter of 2020. Although we recognized a loss on the divestiture of our Hillerød, Denmark manufacturing operations for book purposes, the divestiture required us to write off certain deferred tax assets and resulted in a taxable gain in certain jurisdictions.

For additional information on the divestiture of our Hillerød, Denmark manufacturing operations, please read Note 3, Divestitures, to our condensed consolidated financial statements included in this report.
For additional information on our uncertain tax positions and income tax rate reconciliation for the three months ended March 31, 2020 and 2019, please read Note 14, Income Taxes, to our condensed consolidated financial statements included in this report.
Equity in Loss of Investee, Net of Tax

In February 2012 we entered into a joint venture agreement with Samsung BioLogics, establishing an entity, Samsung Bioepis, to develop, manufacture and market biosimilar products.
In June 2018 we exercised our option under our joint venture agreement to increase our ownership percentage in Samsung Bioepis from approximately 5% to approximately 49.9%. The share purchase transaction was completed in November 2018 and, upon closing, we paid 759.5 billion South Korean won ($676.6 million) to Samsung BioLogics. As of March 31, 2020, our ownership percentage remained at approximately 49.9%.
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
For the three months ended March 31, 2020, we recognized losses on our investment of $14.8 million.

These losses reflect amortization of basis differences totaling $20.9 million and our share of income totaling $6.1 million, which includes Samsung Bioepis' recognition of our upfront payment related to the December 2019 transaction, where we secured the exclusive rights to commercialize two potential ophthalmology biosimilar products.
For additional information on our collaboration arrangements with Samsung Bioepis, please read Note 16, Collaborative and Other Relationships to our condensed consolidated financial statements included in this report.
Financial Condition, Liquidity and Capital Resources
Our financial condition is summarized as follows:

(In millions, except percentages)	As of March 31, 2020	As of December 31, 2019	Change %
Financial assets:
Cash and cash equivalents	$2,591.3	$2,913.7	(11.1)%
Marketable securities — current	1,269.1	1,562.2	(18.8)%
Marketable securities — non-current	969.5	1,408.1	(31.1)%
Total cash, cash equivalents and marketable securities	$4,829.9	$5,884.0	(17.9)%
Borrowings:
Current portion of notes payable	$1,501.8	$1,495.8	0.4%
Notes payable	4,459.9	4,459.0	—%
Total borrowings	$5,961.7	$5,954.8	0.1%
Working capital:
Current assets	$8,007.2	$8,381.8	(4.5)%
Current liabilities	(4,638.6)	(4,863.8)	(4.6)%
Total working capital	$3,368.6	$3,518.0	(4.2)%
For the three months ended March 31, 2020, certain significant cash flows were as follows:

•	$1.5 billion in net cash flows provided by operating activities;

•	$2.2 billion used for share repurchases;

•	$75.0 million payment related to our acquisition of BIIB118 from Pfizer; and

•	$149.7 million used for purchases of property, plant and equipment.

Overview
We have historically financed our operating and capital expenditures primarily through cash flows earned through our operations. We expect our operating expenditures, particularly those related to research and development, clinical trials, commercialization of new products and international expansion to continue to grow. However, we expect to continue funding our current and planned operating requirements primarily through cash flows earned from our operations, as well as our existing cash resources. We believe that our existing funds, when combined with cash generated from operations and our access to additional financing resources, if needed, are sufficient to satisfy our operating, working capital, strategic alliance, milestone payment, capital expenditure and debt service requirements for the foreseeable future. In addition, we may choose to opportunistically return cash to shareholders and pursue other business initiatives, including acquisition and licensing activities. We may, from time to time, also seek additional funding through a combination of new collaborative agreements, strategic alliances and additional equity and debt financings or from other sources should we identify a significant new opportunity.
For additional information on certain risks that could negatively impact our financial position or future results of operations, please read Item 3. Quantitative and Qualitative Disclosures About Market Risk and Item 1A. Risk Factors included in this report.
Cash, Cash Equivalents and Marketable Securities
Until required for another use in our business, we typically invest our cash reserves in bank deposits, certificates of deposit, commercial paper, corporate notes, U.S. and foreign government instruments, overnight reverse repurchase agreements and other interest-bearing marketable debt instruments in accordance with our investment policy. It is our policy to mitigate credit risk in our cash reserves and marketable securities by maintaining a well-diversified portfolio that limits the amount of exposure as to institution, maturity and investment type. In March 2020 there was a severe liquidity crisis in the capital markets, particularly with respect to securities with maturities of less than one year, due to the COVID-19 pandemic. This issue impacted pricing of securities in our portfolio as we attempted to decrease our marketable securities level and increase cash leading to approximately $16 million in realized losses. We believe that recent actions taken by the U.S. Federal Reserve to enhance liquidity have stabilized the capital markets for the time being.
As of March 31, 2020, we had cash, cash equivalents and marketable securities totaling approximately $4.8 billion compared to approximately $5.9 billion as of December 31, 2019. The net decrease in cash, cash equivalents and marketable securities at March 31, 2020, from December 31, 2019, was primarily due to cash used for share repurchases, net purchases of property, plant and equipment and upfront payments made to Samsung Bioepis and Pfizer partially offset by cash flows from operations and net proceeds from sales of marketable securities.
Investments and other assets in our condensed consolidated balance sheets as of March 31, 2020 and December 31, 2019, include the carrying value of our investment in Samsung Bioepis of $531.6 million and $580.2 million, respectively. As Samsung Bioepis is a privately-held entity, our ability to liquidate our investment in Samsung Bioepis may be limited and we may realize significantly less than the value of such investment. Investments and other assets, as of March 31, 2020 and December 31, 2019, also include the fair value of our investment in Ionis common stock of $271.9 million and $329.6 million, respectively.
For additional information on our acquisition of BIIB118 from Pfizer, please read Note 2, Acquisitions, to our condensed consolidated financial statements included in this report. For additional information on our collaboration arrangements with Samsung Bioepis, please read Note 16, Collaborative and Other Relationships, to our condensed consolidated financial statements included in this report.
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
For a summary of the fair and carrying values of our outstanding borrowings as of March 31, 2020 and December 31, 2019, please read Note 7, Fair Value Measurements, to our condensed consolidated financial statements included in this report.
2015 Credit Facility
In August 2015 we entered into a $1.0 billion, five-year senior unsecured revolving credit facility under which we were permitted to draw funds for working capital and general corporate purposes. The terms of the revolving credit facility included a financial covenant that required us not to exceed a maximum consolidated leverage ratio. This credit facility was replaced with the new revolving credit facility that we entered into in January 2020, as discussed below.
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

Working Capital
Working capital is defined as current assets less current liabilities. The change in working capital at March 31, 2020, from December 31, 2019, reflects a decrease in total current assets of approximately $374.6 million and a decrease in total current liabilities of approximately $225.2 million.
The decrease in total current assets was primarily driven by a decrease in net cash, cash equivalents and marketable securities, as described above.
The net decrease in current liabilities was primarily due to a reduction in accrued expenses and other, which was primarily related to the $100.0 million upfront payment made to Samsung Bioepis, which was accrued as of December 31, 2019.
Share Repurchase Programs
In December 2019 our Board of Directors authorized our December 2019 Share Repurchase Program, which is a program to repurchase up to $5.0 billion of our common stock. Our December 2019 Share Repurchase Program does not have an expiration date. All shares repurchased under our

December 2019 Share Repurchase Program will be retired. Under our December 2019 Share Repurchase Program, we repurchased and retired approximately 3.2 million shares of our common stock at a cost of approximately $941.1 million during the three months ended March 31, 2020.
In March 2019 our Board of Directors authorized our March 2019 Share Repurchase Program, which was a program to repurchase up to $5.0 billion of our common stock that was completed as of March 31, 2020. All shares repurchased under our March 2019 Share Repurchase Program were retired. Under our March 2019 Share Repurchase Program, we repurchased and retired approximately 4.1 million shares of our common stock at a cost of approximately $1.3 billion during the three months ended March 31, 2020.
From April 1, 2020 through April 22, 2020, we repurchased and retired approximately 4.0 million shares of our common stock at a cost of approximately $1.3 billion under our December 2019 Share Repurchase Program. Approximately $2.8 billion remained available under our December 2019 Share Repurchase Program as of April 22, 2020.
Cash Flows
The following table summarizes our cash flow activity:

	For the Three Months Ended March 31,
(In millions, except percentages)	2020	2019	% Change
Net cash flows provided by operating activities	$1,467.3	$1,459.5	0.5%
Net cash flows provided by investing activities	$442.9	$238.8	85.5%
Net cash flows used in financing activities	$(2,245.3)	$(679.3)	230.5%
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

•
changes in operating assets and liabilities, which reflect timing differences between the receipt and payment of cash associated with transactions and when they are recognized in results of operations; and

•	changes in the fair value of contingent payments associated with our acquisitions of businesses and payments related to collaborations.
For the three months ended March 31, 2020, compared to the same period in 2019, net cash flows provided by operating activities increased primarily due to higher net income offset by changes in working capital.
Investing Activities
For the three months ended March 31, 2020, compared to the same period in 2019, the increase in net cash flows provided by investing activities was primarily due to an increase in net proceeds related to marketable securities as well as making the final contingent payment of $300.0 million to former shareholders of Fumapharm AG and holders of their rights made during the first quarter of 2019.
Financing Activities

For the three months ended March 31, 2020, compared to the same period in 2019, the increase in net cash flows used in financing activities was primarily due to the increase in cash used for share repurchases.
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
There have been no material changes in our contractual obligations since December 31, 2019.
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
SPINRAZA
In 2016 we exercised our option to develop and commercialize SPINRAZA from Ionis. Under our agreement with Ionis, we make royalty payments to Ionis on annual worldwide net sales of SPINRAZA using a tiered royalty rate between 11% and 15%, which are recognized as cost of sales in our condensed consolidated statements of income. For additional information on our collaboration arrangements with Ionis, please read Note 18, Collaborative and Other Relationships, to our consolidated financial statements included in our 2019 Form 10-K.
VUMERITY
In October 2019 the FDA approved VUMERITY for the treatment of RMS. Under our agreement with Alkermes Pharma Ireland Limited, a subsidiary of

Alkermes plc (Alkermes), we make royalty payments to Alkermes on worldwide net commercial sales of VUMERITY using a royalty rate of 15%, which are recorded as cost of sales in our consolidated statements of income. Royalties payable on net commercial sales of VUMERITY are subject, under certain circumstances, to tiered minimum annual payment requirements for a period of five years following FDA approval. For additional information on our collaboration arrangement with Alkermes, please read Note 18, Collaborative and Other Relationships, to our consolidated financial statements included in our 2019 Form 10-K.
Contingent Consideration related to Business Combinations
In connection with our acquisitions of Convergence Pharmaceuticals Ltd. and Biogen International Neuroscience GmbH, we agreed to make additional payments based upon the achievement of certain milestone events. We recognized the contingent consideration liabilities associated with these transactions at their fair value on the acquisition date and revalue these obligations each reporting period. We may pay up to approximately $735.0 million in remaining milestones related to these acquisitions.
Contingent Development, Regulatory and Commercial Milestone Payments
Based on our development plans as of March 31, 2020, we could make potential future milestone payments to third parties of up to approximately $7.3 billion, including approximately $1.1 billion in development milestones, approximately $1.4 billion in regulatory milestones and approximately $4.8 billion in commercial milestones, as part of our various collaborations, including licensing and development programs. Payments under these agreements generally become due and payable upon achievement of certain development, regulatory or commercial milestones. Because the achievement of these milestones was not considered probable as of March 31, 2020, such contingencies have not been recorded in our financial statements. Amounts related to contingent milestone payments are not considered contractual obligations as they are contingent on the successful achievement of certain development, regulatory or commercial milestones.
Provided various development, regulatory or commercial milestones are achieved, we anticipate that we may pay approximately $256.0 million of milestone payments for the remainder of 2020, including $75.0 million upon a regulatory filing with the FDA for approval of aducanumab and $100.0 million if aducanumab is launched in the U.S.

Other Funding Commitments
As of March 31, 2020, we have several ongoing clinical studies in various clinical trial stages. Our most significant clinical trial expenditures are to contract research organizations (CROs). The contracts with CROs are generally cancellable, with notice, at our option. We recorded accrued expenses of approximately $14.2 million in our condensed consolidated balance sheet for expenditures incurred by CROs as of March 31, 2020. We have approximately $602.5 million in cancellable future commitments based on existing CRO contracts as of March 31, 2020.
In connection with our global licensing collaboration agreement with Sangamo, which closed in April 2020, we purchased approximately 24 million shares of Sangamo common stock at $9.21 per share or $225.0 million, which are subject to transfer restrictions. During the second quarter of 2020 we plan to record an asset in investments and other assets in our condensed consolidated balance sheets to reflect the initial fair value of the Sangamo common stock acquired and a charge of approximately $85.0 million to research and development expense in our condensed consolidated statements of income to reflect the premium paid for the Sangamo common stock. We will also make an upfront payment of $125.0 million that will be recorded as research and development expense in the second quarter of 2020.
As part of the sale of our Hillerød, Denmark manufacturing operations to FUJIFILM, we have provided FUJIFILM with certain minimum batch production commitment guarantees. There is a risk that the minimum contractual batch production commitments will not be met. Based upon current estimates, we expect to incur an adverse commitment obligation of approximately $74.0 million associated with such guarantees and have accrued for this obligation as of March 31, 2020. We developed this estimate using a probability-weighted estimate of future manufacturing activity and may adjust this estimate based upon changes in business conditions, which may result in the increase or reduction of this adverse commitment obligation in subsequent periods.
Tax Related Obligations
We exclude liabilities pertaining to uncertain tax positions from our summary of contractual obligations as we cannot make a reliable estimate of the period of cash settlement with the respective taxing authorities. As of March 31, 2020, we have approximately $133.9 million of liabilities associated with uncertain tax positions.
As of both March 31, 2020 and December 31, 2019, included in other long-term liabilities we have accrued income tax liabilities of $697.0 million under a one-time mandatory deemed repatriation tax on accumulated foreign subsidiaries' previously untaxed foreign earnings (the Transition Toll Tax). Of the amounts accrued as of March 31, 2020, no amounts are expected to be paid within one year due to a $87.0 million carryforward of taxes paid in relation to the company's 2017 tax return. The Transition Toll Tax will be paid in installments over an eight-year period, which started in 2018, and will not accrue interest.
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
For a discussion of our critical accounting estimates, please read Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2019 Form 10-K. Except as discussed above, there have been no material changes to these critical accounting estimates since our 2019 Form 10-K.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
We are subject to certain risks that may affect our results of operations, cash flows and fair values of assets and liabilities, including volatility in foreign currency exchange rates, interest rate movements and pricing pressures worldwide as well as changes in economic conditions in the all markets in which we operate as a result of the COVID-19 pandemic. We manage the impact of foreign currency exchange rates and interest rates through various financial instruments, including derivative instruments such as foreign currency forward contracts, interest rate lock contracts and interest rate swap contracts. We do not enter into financial instruments for trading or speculative purposes. The counterparties to these contracts are major financial institutions, and there is no significant concentration of exposure with any one counterparty.
Foreign Currency Exchange Risk
Our results of operations are subject to foreign currency exchange rate fluctuations due to the global nature of our operations, including the impact of the COVID-19 pandemic. As a result, our consolidated financial position, results of operations and cash flows can be affected by market fluctuations in foreign currency exchange rates, primarily with respect to the Euro, British pound sterling, Canadian dollar, Swiss franc, Japanese yen and South Korean won.
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
During the second quarter of 2018 the International Practices Task Force of the Center for Audit Quality categorized Argentina as a country with a projected three-year cumulative inflation rate greater than 100%, which indicated that Argentina's economy is highly inflationary. This categorization did not have a material impact on our results of operations or financial position as of March 31, 2020, and is not expected to have a material impact on our results of operations or financial position in the future.
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
The following quantitative information includes the impact of currency movements on forward contracts used in our revenue, operating expense and balance sheet hedging programs. As of March 31, 2020 and December 31, 2019, a hypothetical adverse 10% movement in foreign currency exchange rates compared to the U.S. dollar across all maturities would result in a hypothetical decrease in the fair value of forward contracts of approximately $318.8 million and $265.0 million, respectively. The estimated fair value change was determined by measuring the impact of the hypothetical exchange rate movement on outstanding forward contracts. Our use of this methodology to quantify the market risk of such instruments is subject to assumptions and actual impact could be significantly different. The quantitative information about market risk is limited because it does not take into account all foreign currency operating transactions.
Net Investment Hedge Program
Our net investment hedging program is designed to mitigate currency fluctuations between the U.S. dollar and the South Korean won as a result of exercising our option to increase our ownership percentage in Samsung Bioepis to approximately 49.9%. We entered into foreign currency forward contracts to manage the foreign currency risk with our forward contracts used to hedge changes in the spot rate over the next seven months. As of March 31, 2020 and December 31, 2019, a hypothetical adverse 10% movement would result in a hypothetical decrease in fair value of approximately $40.8 million and $43.0 million, respectively. The estimated fair value was determined by measuring the impact of the hypothetical spot rate movement on outstanding forward contracts.
Interest Rate Risk
Our investment portfolio includes cash equivalents and short-term investments. The fair value of our marketable securities is subject to change as a result of potential changes in market interest rates, including changes resulting from the impact of the COVID-19 pandemic. The potential change in fair value for interest rate sensitive instruments has been assessed on a hypothetical 100 basis point adverse movement across all maturities. As of March 31, 2020 and December 31, 2019, we estimate that such hypothetical 100 basis point adverse movement would result in a hypothetical loss in fair value of approximately $13.6 million and $21.0 million, respectively, to our interest rate sensitive instruments. The fair values of our investments were determined using third-party pricing services or other market observable data.
To achieve a desired mix of fixed and floating interest rate debt, we entered into interest rate swap contracts during 2015 for certain of our fixed-rate debt. These derivative contracts effectively converted a fixed-rate interest coupon to a floating-rate LIBOR-based coupon over the life of the respective note. As of March 31, 2020 and December 31, 2019, a 100 basis-point adverse movement (increase in LIBOR) would increase annual interest expense by approximately $6.8 million.

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

Credit Risk
We are subject to credit risk from our accounts receivable related to our product sales. The majority of our accounts receivable arise from product sales in the U.S. and Europe with concentrations of credit risk limited due to the wide variety of customers and markets using our products, as well as their dispersion across many different geographic areas. Our accounts receivable are primarily due from wholesale and other third-party distributors, public hospitals, pharmacies and other government entities. We monitor the financial performance and creditworthiness of our customers so that we can properly assess and respond to changes in their credit profile. We operate in certain countries where weakness in economic conditions, including as a result of the COVID-19 pandemic, can result in extended collection periods. We continue to monitor these conditions, including the volatility associated with international economies and the relevant financial markets, and assess their possible impact on our business. Additionally, we could see an increase in the amount of time our trade receivables are paid by certain foreign countries that have been disproportionately impacted by the COVID-19 pandemic. To date, we have not experienced any significant losses with respect to the collection of our accounts receivable.
We believe that our allowance for doubtful accounts was adequate as of March 31, 2020 and December 31, 2019. However, if significant changes occur in the availability of government funding or the reimbursement practices of these or other governments, we may not be able to collect on amounts due to us from customers in such countries and our results of operations could be adversely affected.

Item 4.    Controls and Procedures
Disclosure Controls and Procedures and Internal Control over Financial Reporting
Controls and Procedures
We have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of March 31, 2020. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that (a) the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and (b) such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II — OTHER INFORMATION
Item 1.    Legal Proceedings
For a discussion of legal proceedings as of March 31, 2020, please read Note 18, Litigation, to our unaudited condensed consolidated financial statements included in this report, which is incorporated into this item by reference.
Item 1A.    Risk Factors
We are substantially dependent on revenues from our products.
Our revenues depend upon continued sales of our products, as well as the financial rights we have in our anti-CD20 therapeutic programs, and, unless we develop, acquire rights to and/or commercialize new products and technologies, we will be substantially dependent on sales from our products and our financial rights in our anti-CD20 therapeutic programs for many years. Additionally, a significant portion of our revenues are concentrated on sales of our products in increasingly competitive markets and in markets affected directly and indirectly by the COVID-19 pandemic. Any of the following negative developments relating to any of our products or any of our anti-CD20 therapeutic programs may adversely affect our revenues and results of operations or could cause a decline in our stock price:

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

•	adverse legal, administrative, regulatory or legislative developments; or

•
the inability of patients to receive a diagnosis, receive prescriptions or administration of our products or a decision to prescribe and administer competitive therapies as a direct or indirect result of the COVID-19 pandemic.

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

•	our limited marketing experience within certain SMA markets, which may impact our ability to develop additional relationships with the associated medical and scientific community;

•	the lack of readiness of healthcare providers within certain SMA markets to treat patients with SMA; or

•	the delay of SPINRAZA doses as hospitals prioritize the treatment of COVID-19 patients and/or patients decide to delay treatment as a result of the COVID-19 pandemic.
If we are unable to obtain and maintain adequate protection for our data, intellectual property and other proprietary rights, our business may be harmed.
Our success depends in part on our ability to obtain and defend patent and other intellectual property rights that are important to the commercialization of our products and product candidates. The degree of patent protection afforded to our products and processes in the U.S. and in other important markets remains uncertain and depends, in part, upon decisions of the patent offices, courts, administrative bodies and lawmakers in these countries. We may fail to successfully obtain or preserve patent protection for the technologies incorporated into our products and processes, or the protection we obtain may not be of sufficient breadth and degree to protect our commercial interests in all countries where we conduct business. Under the Hatch-Waxman Act, a manufacturer may file an

Abbreviated New Drug Application, seeking approval of a generic copy of an approved innovator product, or a New Drug Application under Section 505(b)(2) of the Federal Food, Drug and Cosmetic Act, which may be for a new or improved version of the original innovator product. The manufacturers are allowed to rely on the safety and efficacy data of the innovator's product, may not need to conduct clinical trials, can market a competing version of a product after the expiration or loss of patent exclusivity or the expiration or loss of regulatory exclusivity and often charge significantly lower prices. Upon the expiration or loss of patent protection or the expiration or loss of regulatory exclusivity for a product, a major portion of revenues for that product may be reduced in a short period of time. When others exploit our inventions, the expected benefit from them are reduced. Furthermore, our products may be determined to infringe patents or other intellectual property rights held by third parties, which could result in financial, legal, business or reputational harm to us.
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
The ongoing COVID-19 pandemic may, directly or indirectly, adversely affect our business, results of operations and financial condition.
Our business could be materially adversely affected, directly or indirectly, by the widespread outbreak of contagious disease, including the ongoing COVID-19 pandemic, which has spread to many of the countries in which we, our customers, our suppliers and our collaboration partners do business. National, state and local governments in affected regions have implemented and may continue to implement safety precautions, including quarantines, border closures, increased border controls, travel restrictions, shelter in place orders and shutdowns, business closures, cancellations of public gatherings and other measures. Organizations and individuals are taking additional steps to avoid or reduce infection, including limiting travel and staying home from work. These measures are disrupting normal business operations both in and outside of affected areas and have had significant negative impacts on businesses and financial markets worldwide.
We continue to monitor our operations and applicable government recommendations, and we have made modifications to our normal operations because of the COVID-19 pandemic, including requiring most office-based employees to work remotely. Notwithstanding these measures, the COVID-19 pandemic could affect the health and availability of our workforce as well as those of the third parties we rely on taking similar measures. If members of our management and other key personnel in critical functions across our organization are unable to perform their duties or have limited availability due to COVID-19, we may not be able to execute on our business strategy and/or our operations may be negatively impacted. We may also experience limitations in employee resources, including because of sickness of employees or their families or the desire of employees to avoid contact with individuals or large groups of people. In addition, we have experienced and will continue to experience disruptions to our business operations resulting from quarantines, self-isolations and other restrictions on the ability of our employees to perform their jobs.
The COVID-19 pandemic has disrupted business operations. The extent and severity of the impact on our business and clinical trials will be determined largely by the extent of disruptions in the supply chains for our products and product candidates; disruptions in access by patients to our therapies; and delays in the conduct of current and future clinical trials. For example, our Phase 3 study of BIIB093 for large hemispheric infarction has been delayed as this study involves administration of BIIB093 in an acute hospital setting. We have also paused the initiation of new clinical trials for compounds that are known to be immunosuppressants. In addition, the impact of the COVID-19 pandemic on the operations of the FDA and other health authorities may delay potential approvals of our product candidates.
While it is not possible at this time to estimate the entirety of the impact that the COVID-19 pandemic will have on our business, operations, employees, customers, suppliers or our collaboration partners, continued spread of COVID-19, measures taken by governments, actions taken to protect employees and the broad impact of the pandemic on all business activities may materially and adversely affect our business, results of operations and financial condition.
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
We may be required to delay the development of a product candidate or delay ongoing clinical trials as a direct or indirect result of the COVID-19 pandemic. For example, our Phase 3 study of BIIB093 for large hemispheric infarction has been delayed as this study involves administration of BIIB093 in an acute hospital setting. We have also paused the initiation of new clinical trials for compounds that are known to be immunosuppressants.
Even if we could successfully develop new products or indications, we may make a strategic decision to discontinue development of a product candidate or indication if, for example, we believe commercialization will be difficult relative to the standard of care or other opportunities in our pipeline.
If we fail to compete effectively, our business and market position would suffer.
The biopharmaceutical industry and the markets in which we operate are intensely competitive. We compete in the marketing and sale of our products, the development of new products and processes, the acquisition of rights to new products with commercial potential and the hiring and retention of personnel. We compete with biotechnology and pharmaceutical companies that have a greater number of products on the market and in the product pipeline, substantially greater financial, marketing, research and development and other resources and other technological or competitive advantages. One or more of our competitors may benefit from significantly greater sales and marketing capabilities, may develop products that are accepted more widely than ours or may receive patent protection that dominates, blocks or adversely affects our product development or business. In addition, as a result of the COVID-19 pandemic, we have suspended in-person interactions by our customer-facing professionals in healthcare settings, which will limit our ability to market our products and educate physicians, which, in turn, could have an adverse effect on our ability to compete in the marketing and sales of our products. Further, our ability to compete may be impacted by the inability of patients to receive a diagnosis, receive prescriptions or administration of our products or a decision to prescribe and administer competitive therapies as a direct or indirect result of the COVID-19 pandemic.
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
In the SMA market, we face competition from a new gene therapy product that was approved in the U.S. in May 2019 for the treatment of SMA. Additionally, we are aware of other products in development that, if successfully developed and approved, may compete with SPINRAZA in the SMA market, including potential oral products. Future sales of SPINRAZA may be adversely affected by the commercialization of competing products. In addition, future sales of SPINRAZA may also be adversely affected by the delay of SPINRAZA doses as hospitals prioritize the treatment of COVID-19 patients and/or patients decide to delay treatment.
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
Our ability to continue our existing clinical trials or to initiate new clinical trials may be adversely affected, directly or indirectly, by the COVID-19 pandemic. For example, our Phase 3 study of BIIB093 for large hemispheric infarction has been delayed as this study involves administration of BIIB093 in an acute hospital setting. We have open clinical trial sites in countries that have had high incident rates of COVID-19 patients. Restrictions on travel and/or transport of clinical materials, as well as diversion of hospital staff and resources to COVID-19 infected patients, could disrupt trial operations as well as recruitment, possibly resulting in a slowdown in enrollment and/or deviations from or disruptions in key clinical trial activities, such as clinical trial site monitoring. These challenges may lead to difficulties in meeting protocol-specified procedures. We have also paused the initiation of new trials for compounds that are known to be immunosuppressants.
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
We are increasingly dependent upon technology systems and data to operate our business. In particular, the COVID-19 pandemic has caused us to modify our business practices, including the requirement that our office-based employees in the U.S. and in most of our other key markets work from home. As a result, we are increasingly dependent upon our technology systems to operate our business and our ability to effectively manage our business depends on the security, reliability and adequacy of our technology systems and data, which includes use of cloud technologies, including Software as a Service (SaaS), Platform as a Service (PaaS) and Infrastructure as a Service (IaaS). A breakdown, invasion, corruption, destruction or breach of our technology systems, including the cloud technologies that we utilize, and/or unauthorized access to our data and information could subject us to liability or negatively impact the operation of our business. Our technology systems, including the cloud technologies that we utilize, continue to increase in multitude and complexity, making them potentially vulnerable to breakdown, malicious intrusion and random attack. Likewise, data privacy or security breaches by individuals authorized to access our technology systems, including the cloud technologies that we utilize, may pose a risk that sensitive data, including intellectual property, trade secrets or personal information belonging to us, our patients, customers or other business partners, may be exposed to unauthorized persons or to the public.
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
In addition, regulators globally are imposing new data privacy and security requirements, including new and greater monetary fines for privacy violations. For example, the E.U.’s General Data Protection Regulation, which became effective in 2018, established regulations regarding the handling of personal data, and provides an enforcement authority and imposes large penalties for noncompliance, including the potential for fines of up to €20.0 million or 4% of the annual global revenues of the infringer, whichever is greater. In addition, new U.S. data privacy and security laws, such as the California Consumer Privacy Act (CCPA) that became effective in January 2020, and others that may be passed, similarly introduce requirements with respect to personal information, and non-compliance with CCPA may result in liability through private actions (subject to statutorily defined damages in the event of certain data breaches) and enforcement. Failure to comply with these current and future laws could result in significant penalties and could have a material adverse effect on our business and results of operations.
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

•
delays and disruptions experienced by our collaborators, joint venture partners or third parties due to the COVID-19 pandemic could adversely impact the ability of such parties to fulfill their obligations, which could affect product sales or the clinical development or regulatory approvals of product candidates under joint control;

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

•
third-party relationships, joint ventures and collaborations often require the parties to cooperate, and failure to do so effectively could adversely affect product sales, or the clinical development or regulatory approvals of product candidates under joint control, could result in termination of the research, development or commercialization of product candidates or could result in litigation or arbitration;

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
In response to the COVID-19 pandemic, the Coronavirus Aid, Relief and Economic Security Act (CARES Act) was signed into law in March 2020. The CARES Act is aimed at providing emergency assistance and health care for individuals, families and businesses affected by the COVID-19 pandemic and generally supporting the U.S. economy. Due to the recent enactment of the CARES Act, there is a high degree of uncertainty around its implementation. We expect that additional state and federal healthcare reform measures may be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our products or additional pricing pressures. The recent COVID-19 pandemic may introduce temporary or permanent healthcare reform measures for which we cannot predict the financial implication of on our business.
Management and key personnel changes may disrupt our operations, and we may have difficulty retaining key personnel or attracting and retaining qualified replacements on a timely basis for management and other key personnel who may leave the Company.
We have experienced changes in management and other key personnel in critical functions across our organization in recent years. Changes in management and other key personnel have the potential to disrupt our business, and any such disruption could adversely affect our operations, programs, growth, financial condition or results of operations. In addition, new members of management may have different perspectives on programs and opportunities for our business, which may cause us to focus on new business opportunities or reduce or change emphasis on our existing business programs. Further, if members of our management and other key personnel in critical functions across our organization are unable to perform their duties or have limited availability due to COVID-19, we may not be able to execute on our business strategy and/or our operations may be negatively impacted.
Our success is dependent upon our ability to attract and retain qualified management and key personnel in a highly competitive environment. Qualified individuals are in high demand, and we may incur significant costs to attract them, particularly at the executive level. We may face difficulty in attracting and retaining key talent for a number of reasons, including management changes, the underperformance or discontinuation of one or more late stage programs, recruitment by competitors or delays in the recruiting and hiring process as a result of the COVID-19 pandemic. We cannot ensure that we will be able to hire or retain the personnel necessary for our operations or that the loss of any such personnel will not have a material impact on our financial condition and results of operations.
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

•
government regulations that may be imposed in response to the COVID-19 pandemic may restrict the movement of our global supply chain, divert hospital resources that are necessary to administer certain of our products and/or delay the review of product candidates;

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
Our sales and operations are subject to the risks of doing business internationally, including:

•	the impact of public health epidemics, such as the COVID-19 pandemic, on employees, the global economy and the delivery of healthcare treatments;

•	less favorable intellectual property or other applicable laws;

•	the introduction or greater acceptance of competing products, including generics, biosimilars, prodrugs and products approved under abbreviated regulatory pathways;

•	the inability to obtain necessary foreign regulatory or pricing approvals of products in a timely manner;

•	limitations and additional pressures on our ability to obtain and maintain product pricing or receive price increases, including those resulting from governmental or regulatory requirements;

•	the inability to successfully complete subsequent or confirmatory clinical trials in countries where our experience is limited;

•	longer payment and reimbursement cycles and uncertainties regarding the collectability of accounts receivable;

•	fluctuations in foreign currency exchange rates that may adversely impact our revenues, net income and value of certain of our investments;

•	difficulties in staffing and managing international operations;

•	the imposition of governmental controls;

•	diverse data privacy and protection requirements;

•	increasingly complex standards for complying with foreign laws and regulations that may differ substantially from country to country and may conflict with corresponding U.S. laws and regulations;

•	the far-reaching anti-bribery and anti-corruption legislation in the U.K., including the U.K. Bribery Act 2010, and elsewhere and escalation of investigations and prosecutions pursuant to such laws;

•	the effects of the implementation of the U.K.’s departure from the E.U., known as Brexit;

•	compliance with complex import and export control laws;

•	restrictions on direct investments by foreign entities and trade restrictions;

•	greater political or economic instability;

•	changes in tax laws; and

•
the imposition of tariffs or embargoes and other trade restrictions, including the recent tariffs imposed by the U.S. and China and the possibility of additional tariffs or other trade restrictions relating to trade between the two countries.

In addition, our international operations are subject to regulation under U.S. law. For example, the U.S. Foreign Corrupt Practices Act (FCPA) prohibits U.S. companies and their representatives from paying, offering to pay, promising to pay or authorizing the payment of anything of value to any foreign government official, government staff member, political party or political candidate for the purpose of obtaining or retaining business or to otherwise obtain favorable treatment or influence a person working in an official capacity. In many countries, the health care professionals we regularly interact with may meet the FCPA's definition of a foreign government official. Failure to comply with domestic or foreign laws could result in various adverse consequences, including: possible delay in approval or refusal to approve a product, recalls, seizures or withdrawal of an approved product from the market, disruption in the supply or availability of our products or suspension of export or import privileges, the imposition of civil or criminal sanctions, the prosecution of executives overseeing our international operations and damage to our reputation. Any significant impairment of our ability to sell products outside of the U.S. could adversely impact our business and financial results.
We are building a large-scale biologics manufacturing facility, which will result in the incurrence of significant investment with no assurance that such investment will be recouped.
We believe we currently have sufficient large-scale manufacturing capacity to meet our near-term manufacturing requirements. However, in order to support our drug development pipeline, in 2015 we made the decision to expand our large molecule production capacity by building a large-scale biologics manufacturing facility in Solothurn, Switzerland with no assurance that the additional capacity would be required. We expect the Solothurn manufacturing facility to be partially operational by the end of 2020; however, there can be no assurance that we will be able to meet our expected timeline or that there will not be any direct or indirect delays resulting from the COVID-19 pandemic. If there are delays in bringing the Solothurn manufacturing facility online, we may not have sufficient large-scale manufacturing capacity to meet our long-term manufacturing requirements.
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
The process of manufacturing our products is complex, highly regulated and subject to numerous risks, including:

•
Risks of Reliance on Third Parties and Single Source Providers. We rely on third-party suppliers and manufacturers for many aspects of our manufacturing process for our products and product candidates. In some cases, due to the unique manner in which our products are manufactured, we rely on single source providers of raw materials and manufacturing supplies. These third parties are independent entities subject to their own unique operational and financial risks that are outside of our control, including the impact of the COVID-19 pandemic. These third parties may not perform their obligations in a timely and cost-effective manner or in compliance with applicable regulations, and they may be unable or unwilling to increase production capacity commensurate with demand for our existing or future products. Finding alternative providers could take a significant amount of time and involve significant expense due to the specialized nature of the services and the need to obtain regulatory approval of any significant changes to our suppliers or manufacturing methods. We cannot be certain that we could reach agreement with alternative providers or that the FDA or other regulatory authorities would approve our use of such alternatives.

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

•
Global Bulk Supply Risks. We rely on our principal manufacturing facilities for the production of drug substance for our large molecule products and product candidates. Our global bulk supply of these products and product candidates depends on the uninterrupted and efficient operation of these facilities, which could be adversely affected by equipment failures, labor shortages, public health epidemics, natural disasters, power failures, cyber-attacks and numerous other factors. In addition, we are building a large-scale biologics manufacturing facility in Solothurn, Switzerland, which we expect to be partially operational by the end of 2020. However, there can be no assurance that we will be able to meet our expected timeline or that there will not be any direct or indirect delays resulting from the COVID-19 pandemic. If there are delays in bring the Solothurn manufacturing facility online, we may not have sufficient large-scale manufacturing capacity to meet our long-term manufacturing requirements.

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

•
Risk Relating to Government Actions. We and/or our third-party providers may be required by the U.S. federal government to manufacture medical supplies needed to treat COVID-19 patients under the Defense Production Act or other acts or orders of government entities, which may result in delays in the manufacturing and supply of our products.

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

•
Ability to Provide Adequate Supply. Manufacturing biosimilars is complex. If we encounter any manufacturing or supply chain difficulties, including as a result of the COVID-19 pandemic, we may be unable to meet higher than anticipated demand. In addition, following the divestiture of our Hillerød, Denmark manufacturing operations, we are dependent on FUJIFILM for the manufacture of biosimilar products. FUJIFILM may not perform their obligations in a timely and cost-effective manner or in compliance with applicable regulations and may be unable or unwilling to increase production capacity commensurate with demand for our existing or future biosimilar products;

•
Competitive Challenges. Biosimilar products face significant competition, including from innovator products and from biosimilar products offered by other companies. In some jurisdictions, local tendering processes may restrict biosimilar products from being marketed and sold in those jurisdictions. The number of competitors in a jurisdiction, the timing of approval and the ability to market biosimilar products successfully in a timely and cost-effective manner are additional factors that may impact our success and/or the success of Samsung Bioepis in this business area. In addition, as a result of the COVID-19 pandemic, we have suspended in-person interactions by our customer-facing professionals in healthcare settings, which will limit our ability to market our products and educate physicians, which, in turn, could have an adverse effect on our ability to compete in the marketing and sales of our products; and

•
Legal and Regulatory Requirements. Any improper conduct or actions on the part of Samsung Bioepis or our joint venture partner, Samsung BioLogics, could damage our reputation and be distracting to management. In particular, Samsung BioLogics is currently subject to an ongoing criminal investigation, which may impact the operations of Samsung Bioepis and its business or divert the attention of the Samsung Bioepis management team from its ongoing operations and business.

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
Our quarterly revenues, expenses and net income (loss) have fluctuated in the past and are likely to fluctuate significantly in the future due to the risks described in these Risk Factors as well as the timing of charges and expenses that we may take. We have recorded, or may be required to record, charges that include:

•	the cost of restructurings or other initiatives to streamline our operations and reallocate resources;

•	impairments with respect to investments, fixed assets and long-lived assets, including IPR&D and other intangible assets;

•	inventory write-downs for failed quality specifications, charges for excess or obsolete inventory and charges for inventory write downs relating to product suspensions, expirations or recalls;

•	changes in the fair value of contingent consideration;

•	bad debt expenses and increased bad debt reserves;

•	outcomes of litigation and other legal or administrative proceedings, regulatory matters and tax matters;

•	milestone payments under license and collaboration agreements;

•	payments in connection with acquisitions, divestitures and other business development activities;

•	failure to meet certain contractual commitments, including, for example, the minimum batch production commitment guarantees we have provided as part of the transaction with FUJIFILM; and

•	the impact of public health epidemics, such as the COVID-19 pandemic, on employees, the global economy and the delivery of healthcare treatments.
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
As a global biopharmaceutical company, we are subject to taxation in numerous countries, states and other jurisdictions. As a result, our effective tax rate is derived from a combination of applicable tax rates, including withholding taxes, in the various places that we operate. In preparing our financial statements, we estimate the amount of tax that will become payable in each of such places. Our effective tax rate may be different than experienced in the past due to numerous factors, including changes in the mix of our profitability from country to country, the results of examinations and audits of our tax filings, adjustments to the value of our uncertain tax positions, interpretations by tax authorities or other bodies with jurisdiction, the result of tax cases, changes in accounting for income taxes and changes in tax laws and regulations either prospectively or retrospectively, including in response to the COVID-19 pandemic. Any of these factors could cause us to experience an effective tax rate significantly different from previous periods or our current expectations.
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
The Swiss Federal Act on Tax Reform and AHV Financing (TRAF) will result in significant changes to the Swiss cantonal income tax system. These changes include the elimination of historic favorable cantonal tax regimes, the introduction of a patent box regime and the introduction of a research and development super deduction. The TRAF also provides for transitional rules to lessen the immediate impact of the elimination of the favorable cantonal tax regimes. These changes became effective on January 1, 2020. In response to the TRAF, each canton must enact cantonal tax reform to comply with the framework provided by the TRAF and are also expected to lower the statutory tax rate to compensate for the elimination of the historic favorable cantonal tax regimes. We accounted for the impact of the TRAF and the specific cantonal tax reform changes in the period in which each canton in which we operate enacted the cantonal tax reform. Zug, a canton in which we operate, enacted cantonal tax reform in the third quarter of 2019 and Solothurn, another canton in which we operate, enacted cantonal tax reform in the first quarter of 2020. Upon the enactment of cantonal tax reform, we were required to remeasure our Swiss deferred tax assets and liabilities, to account for the elimination of the historic favorable cantonal tax regimes, the impact of the transitional rules and the change in the statutory cantonal tax rate. Final interpretation of the transitional and new regimes of the TRAF may require further adjustments and changes in our estimates, which could have a significant adverse effect on our business, results of operations or financial condition.
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
We maintain a portfolio of marketable securities for investment of our cash. Changes in the value of our portfolio of marketable securities could adversely affect our earnings. In particular, the value of our investments may decline due to increases in interest rates, downgrades of the bonds and other securities included in our portfolio, instability in the global financial markets that reduces the liquidity of securities included in our portfolio, declines in the value of collateral underlying the securities included in our portfolio and other factors. In addition, the COVID-19 pandemic could adversely affect the financial markets in some or all countries worldwide. Each of these events may cause us to record charges to reduce the carrying value of our investment portfolio or sell investments for less than our acquisition cost. Although we attempt to mitigate these risks through diversification of our investments and continuous monitoring of our portfolio's overall risk profile, the value of our investments may nevertheless decline.
There can be no assurance that we will continue to repurchase shares or that we will repurchase shares at favorable prices.
From time to time our Board of Directors authorizes share repurchase programs, including, most recently, our December 2019 Share Repurchase Program. The amount and timing of share repurchases are subject to capital availability and our determination that share repurchases are in the best interest of our shareholders and are in compliance with all respective laws and our agreements applicable to the repurchase of shares. Our ability to repurchase shares will depend upon, among other factors, our cash balances and potential future capital requirements for strategic transactions, our results of operations, our financial condition and other factors beyond our control that we may deem relevant. A reduction in repurchases under, or the completion of, our December 2019 Share Repurchase Program could have a negative effect on our stock price. We can provide no assurance that we will repurchase shares at favorable prices, if at all.
We may not be able to access the capital and credit markets on terms that are favorable to us.
We may seek access to the capital and credit markets to supplement our existing funds and cash generated from operations for working capital, capital expenditure and debt service requirements and other business initiatives. The capital and credit markets are experiencing, and have in the past experienced, extreme volatility and disruption, which leads to uncertainty and liquidity issues for both borrowers and investors. In the event of adverse capital and credit market conditions, we may be unable to obtain capital or credit market financing on favorable terms. Changes in credit ratings issued by nationally recognized credit rating agencies could also adversely affect our cost of financing and the market price of our securities.
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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table summarizes our common stock repurchase activity during the first quarter of 2020:

Period	Total Number of Shares Purchased (#)	Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Programs (#)	Approximate Dollar Value of Shares That May Yet Be Purchased Under Our Programs ($ in millions)
January 2020	97,807	$297.49	97,807	$6,250.0
February 2020	975,000	$331.24	975,000	$5,927.0
March 2020	6,248,925	$298.95	6,248,925	$4,058.9
Total	7,321,732	$303.23
In December 2019 our Board of Directors authorized our December 2019 Share Repurchase Program, which is a program to repurchase up to $5.0 billion of our common stock. Our December 2019 Share Repurchase Program does not have an expiration date. All shares repurchased under our December 2019 Share Repurchase Program will be retired. Under our December 2019 Share Repurchase Program, we repurchased and retired approximately 3.2 million shares of our common stock at a cost of approximately $941.1 million during the three months ended March 31, 2020.
In March 2019 our Board of Directors authorized our March 2019 Share Repurchase Program, which was a program to repurchase up to $5.0 billion of our common stock that was completed as of March 31, 2020. All shares repurchased under our March 2019 Share Repurchase Program were retired. Under our March 2019 Share Repurchase Program, we repurchased and retired approximately 4.1 million shares of our common stock at a cost of approximately $1.3 billion during the three months ended March 31, 2020.
From April 1, 2020 through April 22, 2020, we repurchased and retired approximately 4.0 million shares of our common stock at a cost of approximately $1.3 billion under our December 2019 Share Repurchase Program. Approximately $2.8 billion remained available under our December 2019 Share Repurchase Program as of April 22, 2020.
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

101++
The following materials from Biogen Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Equity and (vi) Notes to Condensed Consolidated Financial Statements.

104++	The cover page from this Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in Inline XBRL.

+    Filed herewith

++    Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOGEN INC.

/s/ Jeffrey D. Capello
Jeffrey D. Capello
Executive Vice President and
Chief Financial Officer
(principal financial officer)
April 23, 2020