Form 10-Q
period 2020-06-30
BIOGEN INC.
filed 2020-07-22
CIK 875045

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the issuer’s Common Stock, $0.0005 par value, outstanding as of July 21, 2020, was 158,313,471 shares.

BIOGEN INC.
FORM 10-Q — Quarterly Report
For the Quarterly Period Ended June 30, 2020

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

•	the impact of the continued uncertainty of the credit and economic conditions in certain countries in Europe and our collection of accounts receivable in such countries;

•	the potential impact on our results of operations and liquidity of the United Kingdom's (U.K.) departure from the European Union (E.U.);

•	lease commitments, purchase obligations and the timing and satisfaction of other contractual obligations; and

•	the impact of new laws, regulatory requirements, judicial decisions and accounting standards.

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

PART I FINANCIAL INFORMATION

BIOGEN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited, in millions, except per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Revenues:
Product, net	$2,795.7	$2,880.3	$5,700.3	$5,560.3
Revenues from anti-CD20 therapeutic programs	478.3	576.4	998.7	1,093.8
Other	407.6	160.0	516.9	452.4
Total revenues	3,681.6	3,616.7	7,215.9	7,106.5
Cost and expenses:
Cost of sales, excluding amortization and impairment of acquired intangible assets	411.1	476.3	865.5	1,078.3
Research and development	647.6	484.8	1,123.9	1,048.5
Selling, general and administrative	555.1	587.6	1,125.2	1,155.3
Amortization and impairment of acquired intangible assets	61.5	70.1	133.0	138.3
Collaboration profit (loss) sharing	21.8	63.5	93.5	121.6
Loss on divestiture of Hillerød, Denmark manufacturing operations	—	(2.3)	—	113.2
(Gain) loss on fair value remeasurement of contingent consideration	10.0	(20.0)	5.5	(8.5)
Restructuring charges	—	0.8	—	1.2
Acquired in-process research and development	—	—	75.0	—
Total cost and expenses	1,707.1	1,660.8	3,421.6	3,647.9
Income from operations	1,974.5	1,955.9	3,794.3	3,458.6
Other income (expense), net	63.0	(197.4)	(57.5)	159.9
Income before income tax expense and equity in loss of investee, net of tax	2,037.5	1,758.5	3,736.8	3,618.5
Income tax expense	446.1	248.1	738.2	670.6
Equity in (income) loss of investee, net of tax	(15.1)	16.3	(0.4)	45.0
Net income	1,606.5	1,494.1	2,999.0	2,902.9
Net income (loss) attributable to noncontrolling interests, net of tax	64.4	—	57.8	—
Net income attributable to Biogen Inc.	$1,542.1	$1,494.1	$2,941.2	$2,902.9

Net income per share:
Basic earnings per share attributable to Biogen Inc.	$9.60	$7.85	$17.65	$15.01
Diluted earnings per share attributable to Biogen Inc.	$9.59	$7.85	$17.61	$14.99

Weighted-average shares used in calculating:
Basic earnings per share attributable to Biogen Inc.	160.6	190.3	166.7	193.4
Diluted earnings per share attributable to Biogen Inc.	160.9	190.4	167.0	193.7

See accompanying notes to these unaudited condensed consolidated financial statements.

BIOGEN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in millions)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Net income attributable to Biogen Inc.	$1,542.1	$1,494.1	$2,941.2	$2,902.9
Other comprehensive income:
Unrealized gains (losses) on securities available for sale, net of tax	8.7	3.3	0.9	10.2
Unrealized gains (losses) on cash flow hedges, net of tax	(51.2)	(37.9)	(17.4)	(21.0)
Gains (losses) on net investment hedges	(6.2)	11.7	16.8	25.7
Unrealized gains (losses) on pension benefit obligation, net of tax	0.1	0.1	0.9	0.7
Currency translation adjustment	16.9	(10.3)	(47.0)	(28.1)
Total other comprehensive income (loss), net of tax	(31.7)	(33.1)	(45.8)	(12.5)
Comprehensive income attributable to Biogen Inc.	1,510.4	1,461.0	2,895.4	2,890.4
Comprehensive income (loss) attributable to noncontrolling interests, net of tax	65.5	(0.4)	59.6	(0.4)
Comprehensive income	$1,575.9	$1,460.6	$2,955.0	$2,890.0

See accompanying notes to these unaudited condensed consolidated financial statements.

BIOGEN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in millions, except per share amounts)

	As of June 30, 2020	As of December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$2,384.9	$2,913.7
Marketable securities	1,942.7	1,562.2
Accounts receivable, net	2,133.6	1,880.5
Due from anti-CD20 therapeutic programs	441.1	590.2
Inventory	952.7	804.2
Other current assets	638.8	631.0
Total current assets	8,493.8	8,381.8
Marketable securities	922.8	1,408.1
Property, plant and equipment, net	3,330.7	3,247.3
Operating lease assets	436.2	427.0
Intangible assets, net	3,383.8	3,527.4
Goodwill	5,751.0	5,757.8
Deferred tax asset	1,710.2	3,232.1
Investments and other assets	1,483.3	1,252.8
Total assets	$25,511.8	$27,234.3
LIABILITIES AND EQUITY
Current liabilities:
Current portion of notes payable	$—	$1,495.8
Taxes payable	576.7	71.4
Accounts payable	383.9	530.8
Accrued expenses and other	2,486.5	2,765.8
Total current liabilities	3,447.1	4,863.8
Notes payable	7,423.8	4,459.0
Deferred tax liability	1,461.5	2,810.8
Long-term operating lease liabilities	414.8	412.7
Other long-term liabilities	1,475.4	1,348.9
Total liabilities	14,222.6	13,895.2
Commitments and contingencies
Equity:
Biogen Inc. shareholders’ equity:
Preferred stock, par value $0.001 per share	—	—
Common stock, par value $0.0005 per share	0.1	0.1
Additional paid-in capital	—	—
Accumulated other comprehensive loss	(181.0)	(135.2)
Retained earnings	14,466.7	16,455.4
Treasury stock, at cost	(2,977.1)	(2,977.1)
Total Biogen Inc. shareholders’ equity	11,308.7	13,343.2
Noncontrolling interests	(19.5)	(4.1)
Total equity	11,289.2	13,339.1
Total liabilities and equity	$25,511.8	$27,234.3
See accompanying notes to these unaudited condensed consolidated financial statements.

BIOGEN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in millions)

	For the Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net income	$2,999.0	$2,902.9
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation, amortization and impairments	232.8	238.1
Acquired in-process research and development	75.0	—
Share-based compensation	115.8	98.0
Gain on interest rate swap	(3.3)	—
Contingent consideration	5.5	(8.5)
Loss on divestiture of Hillerød, Denmark manufacturing operations	—	113.2
Deferred income taxes	180.2	71.6
Unrealized (gain) loss on strategic investments	(39.7)	(199.2)
Other	85.3	91.1
Changes in operating assets and liabilities, net:
Accounts receivable	(268.8)	(2.9)
Due from anti-CD20 therapeutic programs	149.1	(30.6)
Inventory	(188.2)	108.7
Accrued expenses and other current liabilities	(441.4)	(216.1)
Income tax assets and liabilities	504.6	306.9
Other changes in operating assets and liabilities, net	9.9	(49.7)
Net cash flows provided by operating activities	3,415.8	3,423.5
Cash flows from investing activities:
Proceeds from sales and maturities of marketable securities	3,879.9	3,255.8
Purchases of marketable securities	(3,753.9)	(2,075.1)
Contingent consideration paid related to Fumapharm AG acquisition	—	(300.0)
Acquisition of Nightstar Therapeutics plc, net of cash acquired	—	(744.4)
Purchase of Sangamo Therapeutics, Inc. stock	(141.8)	—
Purchases of property, plant and equipment	(254.7)	(314.0)
Acquired in-process research and development	(75.0)	—
Acquisitions of intangible assets	(37.0)	—
Proceeds from settlement of net investment hedge	(7.8)	—
Proceeds from sales of strategic investments	0.5	309.7
Other	—	(4.0)
Net cash flows provided by (used in) investing activities	(389.8)	128.0
Cash flows from financing activities:
Purchases of treasury stock	(5,029.1)	(3,057.3)
Payments related to issuance of stock for share-based compensation arrangements, net	(19.2)	(23.6)
Proceeds from borrowings	2,967.3	—
Repayment of borrowings	(1,500.0)	—
Cash proceeds from settlement of swap	3.3	—
Net distribution to noncontrolling interest	—	4.3
Other	19.0	21.6
Net cash flows used in financing activities	(3,558.7)	(3,055.0)
Net increase (decrease) in cash and cash equivalents	(532.7)	496.5
Effect of exchange rate changes on cash and cash equivalents	3.9	2.3
Cash and cash equivalents, beginning of the period	2,913.7	1,224.6
Cash and cash equivalents, end of the period	$2,384.9	$1,723.4

See accompanying notes to these unaudited condensed consolidated financial statements.

BIOGEN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited, in millions)

	Preferred stock		Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings	Treasury stock		Total Biogen Inc. shareholders’ equity	Noncontrolling interests	Total equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance, March 31, 2020	—	$—	191.1	$0.1	$0.1	$(149.3)	$15,673.1	(23.8)	$(2,977.1)	$12,546.9	$(10.0)	$12,536.9
Net income	—	—	—	—	—	—	1,542.1	—	—	1,542.1	64.4	1,606.5
Other comprehensive income (loss), net of tax	—	—	—	—	—	(31.7)	—	—	—	(31.7)	1.1	(30.6)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	—	—	(75.0)	(75.0)
Repurchase of common stock pursuant to the December 2019 Share Repurchase Program, at cost	—	—	—	—	—	—	—	(9.0)	(2,808.9)	(2,808.9)	—	(2,808.9)
Retirement of common stock pursuant to the December 2019 Share Repurchase Program, at cost	—	—	(9.0)	—	(60.7)	—	(2,748.2)	9.0	2,808.9	—	—	—
Issuance of common stock under stock option and stock purchase plans	—	—	—	—	11.1	—	—	—	—	11.1	—	11.1
Issuance of common stock under stock award plan	—	—	—	—	—	—	(0.3)	—	—	(0.3)	—	(0.3)
Compensation related to share-based payments	—	—	—	—	49.5	—	—	—	—	49.5	—	49.5
Other	—	—	—	—	—	—	—	—	—	—	—	—
Balance, June 30, 2020	—	$—	182.1	$0.1	$—	$(181.0)	$14,466.7	(23.8)	$(2,977.1)	$11,308.7	$(19.5)	$11,289.2

See accompanying notes to these unaudited condensed consolidated financial statements.

BIOGEN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY - (Continued)
(unaudited, in millions)

	Preferred stock		Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings	Treasury stock		Total Biogen Inc. shareholders’ equity	Noncontrolling interests	Total equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance, December 31, 2019	—	$—	198.0	$0.1	$—	$(135.2)	$16,455.4	(23.8)	$(2,977.1)	$13,343.2	$(4.1)	$13,339.1
Net income	—	—	—	—	—	—	2,941.2	—	—	2,941.2	57.8	2,999.0
Other comprehensive income (loss), net of tax	—	—	—	—	—	(45.8)	—	—	—	(45.8)	1.8	(44.0)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	—	—	(75.0)	(75.0)
Repurchase of common stock pursuant to the March 2019 Share Repurchase Program, at cost	—	—	—	—	—	—	—	(4.1)	(1,279.1)	(1,279.1)	—	(1,279.1)
Retirement of common stock pursuant to the March 2019 Share Repurchase Program, at cost	—	—	(4.1)	—	(71.0)	—	(1,208.1)	4.1	1,279.1	—	—	—
Repurchase of common stock pursuant to the December 2019 Share Repurchase Program, at cost	—	—	—	—	—	—	—	(12.2)	(3,750.0)	(3,750.0)	—	(3,750.0)
Retirement of common stock pursuant to the December 2019 Share Repurchase Program, at cost	—	—	(12.2)	—	(76.2)	—	(3,673.8)	12.2	3,750.0	—	—	—
Issuance of common stock under stock option and stock purchase plans	—	—	0.1	—	29.1	—	—	—	—	29.1	—	29.1
Issuance of common stock under stock award plan	—	—	0.3	—	—	—	(48.0)	—	—	(48.0)	—	(48.0)
Compensation related to share-based payments	—	—	—	—	118.8	—	—	—	—	118.8	—	118.8
Other	—	—	—	—	(0.7)	—	—	—	—	(0.7)	—	(0.7)
Balance, June 30, 2020	—	$—	182.1	$0.1	$—	$(181.0)	$14,466.7	(23.8)	$(2,977.1)	$11,308.7	$(19.5)	$11,289.2

See accompanying notes to these unaudited condensed consolidated financial statements.

BIOGEN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY - (Continued)
(unaudited, in millions)

	Preferred stock		Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings	Treasury stock		Total Biogen Inc. shareholders’ equity	Noncontrolling interests	Total equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance, March 31, 2019	—	$—	219.0	$0.1	$—	$(219.8)	$17,026.7	(23.8)	$(2,977.1)	$13,829.9	$(7.9)	$13,822.0
Net income	—	—	—	—	—	—	1,494.1	—	—	1,494.1	—	1,494.1
Other comprehensive income (loss), net of tax	—	—	—	—	—	(33.1)	—	—	—	(33.1)	(0.4)	(33.5)
Capital contribution by noncontrolling interest	—	—	—	—	—	—	—	—	—	—	4.2	4.2
Repurchase of common stock pursuant to the March 2019 Share Repurchase Program, at cost	—	—	—	—	—	—	—	(3.9)	(909.9)	(909.9)	—	(909.9)
Retirement of common stock pursuant to the March 2019 Share Repurchase Program, at cost	—	—	(3.9)	—	(19.7)	—	(890.2)	3.9	909.9	—	—	—
Repurchase of common stock pursuant to the 2018 Share Repurchase Program, at cost	—	—	—	—	—	—	—	(6.5)	(1,491.6)	(1,491.6)	—	(1,491.6)
Retirement of common stock pursuant to the 2018 Share Repurchase Program, at cost	—	—	(6.5)	—	(44.9)	—	(1,446.7)	6.5	1,491.6	—	—	—
Issuance of common stock under stock option and stock purchase plans	—	—	—	—	9.6	—	—	—	—	9.6	—	9.6
Issuance of common stock under stock award plan	—	—	—	—	—	—	(1.1)	—	—	(1.1)	—	(1.1)
Compensation related to share-based payments	—	—	—	—	55.0	—	—	—	—	55.0	—	55.0
Balance, June 30, 2019	—	$—	208.6	$0.1	$—	$(252.9)	$16,182.8	(23.8)	$(2,977.1)	$12,952.9	$(4.1)	$12,948.8

See accompanying notes to these unaudited condensed consolidated financial statements.

BIOGEN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY - (Continued)
(unaudited, in millions)

	Preferred stock		Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings	Treasury stock		Total Biogen Inc. shareholders’ equity	Noncontrolling interests	Total equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance, December 31, 2018	—	$—	221.0	$0.1	$—	$(240.4)	$16,257.0	(23.8)	$(2,977.1)	$13,039.6	$(8.0)	$13,031.6
Net income	—	—	—	—	—	—	2,902.9	—	—	2,902.9	—	2,902.9
Other comprehensive income (loss), net of tax	—	—	—	—	—	(12.5)	—	—	—	(12.5)	(0.4)	(12.9)
Capital contribution by noncontrolling interest	—	—	—	—	—	—	—	—	—	—	4.3	4.3
Repurchase of common stock pursuant to the March 2019 Share Repurchase Program, at cost	—	—	—	—	—	—	—	(3.9)	(909.9)	(909.9)	—	(909.9)
Retirement of common stock pursuant to the March 2019 Share Repurchase Program, at cost	—	—	(3.9)	—	(19.7)	—	(890.2)	3.9	909.9	—	—	—
Repurchase of common stock pursuant to the 2018 Share Repurchase Program, at cost	—	—	—	—	—	—	—	(8.9)	(2,147.4)	(2,147.4)	—	(2,147.4)
Retirement of common stock pursuant to the 2018 Share Repurchase Program, at cost	—	—	(8.9)	—	(110.5)	—	(2,036.9)	8.9	2,147.4	—	—	—
Issuance of common stock under stock option and stock purchase plans	—	—	0.1	—	26.2	—	—	—	—	26.2	—	26.2
Issuance of common stock under stock award plan	—	—	0.3	—	—	—	(50.0)	—	—	(50.0)	—	(50.0)
Compensation related to share-based payments	—	—	—	—	104.0	—	—	—	—	104.0	—	104.0
Balance, June 30, 2019	—	$—	208.6	$0.1	$—	$(252.9)	$16,182.8	(23.8)	$(2,977.1)	$12,952.9	$(4.1)	$12,948.8

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
Our innovative drug development and commercialization activities are complemented by our biosimilar business that expands access to medicines and reduces the cost burden for healthcare systems. Through Samsung Bioepis Co., Ltd. (Samsung Bioepis), our joint venture with Samsung BioLogics Co., Ltd. (Samsung BioLogics), we market and sell BENEPALI, an etanercept biosimilar referencing ENBREL, IMRALDI, an adalimumab biosimilar referencing HUMIRA, and FLIXABI, an infliximab biosimilar referencing REMICADE, in certain countries in Europe and have exclusive rights to commercialize these products in China. Additionally, we have exclusive rights to commercialize two potential ophthalmology biosimilar products, SB11 referencing LUCENTIS and SB15 referencing EYLEA, in major markets worldwide, including the United States (U.S.), Canada, Europe, Japan and Australia. For additional information on our collaboration arrangements with Samsung Bioepis, please read Note 17, Collaborative and Other Relationships, to these unaudited condensed consolidated financial statements (condensed consolidated financial statements).
Basis of Presentation
In the opinion of management, our condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair statement of our financial statements for interim periods in accordance with accounting principles generally accepted in the United States (U.S. GAAP). The information included in this quarterly report on Form 10-Q should be read in conjunction with our audited consolidated financial statements and the accompanying notes included in our 2019 Form 10-K. Our accounting policies are described in the Notes to Consolidated Financial Statements in our 2019 Form 10-K and updated, as necessary, in this report. The year-end condensed consolidated balance sheet data presented for comparative purposes was derived from our audited financial statements but does not include all disclosures required by U.S. GAAP. The results of operations for the three and six months ended June 30, 2020, are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.
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
The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition, including sales, expenses, reserves and allowances, manufacturing, clinical trials, research and development costs and employee-related amounts, will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain or treat COVID-19, as well as the economic impact on local, regional, national and international customers and markets. We have made estimates of the impact of COVID-19 within our condensed consolidated financial statements and there may be changes to those estimates in future periods.
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
This standard became effective for us on January 1, 2020, and based on the composition of our trade receivables, investment portfolio and other financial assets, current economic conditions and historical credit loss activity, the adoption of this standard did not have a material impact on our condensed consolidated financial statements and related disclosures. During the three and six months ended June 30, 2020, we recorded an immaterial amount associated with expected credit losses related to outstanding trade receivables in certain foreign countries that have been disproportionately impacted by the COVID-19 pandemic.

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
Internal Use Software
In August 2018 the FASB issued ASU No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. This standard clarifies the accounting for implementation costs in cloud computing arrangements. This standard became effective for us on January 1, 2020, and was adopted on a prospective basis, resulting in an immaterial amount of additional assets being recorded on our condensed consolidated balance sheets.
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
For additional information on our acquisition of NST, please read Note 2, Acquisitions, to our consolidated financial statements included in our 2019 Form 10-K.

3.	Divestitures
Divestiture of Hillerød, Denmark Manufacturing Operations
In March 2019 we entered into a share purchase agreement with FUJIFILM Corporation (FUJIFILM) to sell all of the outstanding shares of our subsidiary that owned our biologics manufacturing operations in Hillerød, Denmark. We determined that the assets and liabilities related to our Hillerød, Denmark manufacturing operations met the criteria to be classified as held for sale. For the six months ended June 30, 2019, we recorded a loss of approximately $174.5 million in our condensed consolidated statements of income. This estimated loss included a pre-tax loss of $113.2 million, which reflected a $2.3 million decrease to our original estimate as of March 31, 2019, reflecting our estimated fair value of the assets and liabilities held for sale as of June 30, 2019, adjusted for our expected costs to sell our Hillerød, Denmark manufacturing operations of approximately $10.0 million and included our initial estimate of the fair value of an adverse commitment of approximately $120.0 million associated with the guarantee of future minimum batch production at the Hillerød facility. The value of this adverse commitment was determined using a probability-weighted estimate of future manufacturing activity. In addition, we recorded a tax expense of $61.3 million related to the planned transaction during the six months ended June 30, 2019.
In August 2019 this transaction closed and we received approximately $881.9 million in cash, which may be adjusted based on the contractual terms discussed below. We determined that the operations disposed of in this transaction did not meet the criteria to be classified as discontinued operations under the applicable guidance.
As part of this transaction, we provided FUJIFILM with certain minimum batch production commitment guarantees. There is a risk that the minimum contractual batch production commitments will not be met. Our estimate of the adverse commitment obligation is approximately $74.0 million as of June 30, 2020 and December 31, 2019. We developed this estimate using a probability-weighted estimate of future manufacturing activity and may adjust this estimate based upon changes in business conditions, which may result in the increase or reduction of this adverse commitment obligation in subsequent periods. We also may be obligated to indemnify FUJIFILM for liabilities that existed relating to certain business activities incurred prior to the closing of this transaction. Our estimate of the fair value of the adverse commitment obligation is a Level 3 measurement and is based on forecasted batch production at the Hillerød facility.
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

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

As part of this transaction, we entered into certain manufacturing services agreements with FUJIFILM pursuant to which FUJIFILM will use the Hillerød facility to produce commercial products for us, such as TYSABRI, as well as other third-party products. In addition, we sold to FUJIFILM $41.8 million of raw materials that were remaining at the Hillerød facility on the closing date of this transaction in the third quarter of 2019. These materials were sold at cost, which approximated fair value.

4.	Revenues
Product Revenues
Revenues by product are summarized as follows:

	For the Three Months Ended June 30,
(In millions)	2020			2019
	United States	Rest of World	Total	United States	Rest of World	Total
Multiple Sclerosis (MS):
Fumarate*	$921.7	$268.6	$1,190.3	$869.8	$280.4	$1,150.2
Interferon**	345.6	135.8	481.4	379.7	174.7	554.4
TYSABRI	244.1	187.9	432.0	264.3	211.0	475.3
FAMPYRA	—	23.0	23.0	—	24.1	24.1
Subtotal: MS product revenues	1,511.4	615.3	2,126.7	1,513.8	690.2	2,204.0

Spinal Muscular Atrophy:
SPINRAZA	210.3	284.3	494.6	230.6	257.6	488.2

Biosimilars:
BENEPALI	—	106.2	106.2	—	120.3	120.3
IMRALDI	—	44.8	44.8	—	47.3	47.3
FLIXABI	—	20.6	20.6	—	16.8	16.8
Subtotal: Biosimilar product revenues	—	171.6	171.6	—	184.4	184.4

Other:
FUMADERM	—	2.8	2.8	—	3.7	3.7
Total product revenues	$1,721.7	$1,074.0	$2,795.7	$1,744.4	$1,135.9	$2,880.3

*Fumarate includes TECFIDERA and VUMERITY. VUMERITY became commercially available in the U.S. in November 2019.
**Interferon includes AVONEX and PLEGRIDY.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

	For the Six Months Ended June 30,
(In millions)	2020			2019
	United States	Rest of World	Total	United States	Rest of World	Total
Multiple Sclerosis (MS):
Fumarate*	$1,699.2	$591.9	$2,291.1	$1,587.5	$561.5	$2,149.0
Interferon**	638.2	309.2	947.4	707.0	348.3	1,055.3
TYSABRI	521.8	432.6	954.4	509.3	426.4	935.7
FAMPYRA	—	51.3	51.3	—	47.0	47.0
Subtotal: MS product revenues	2,859.2	1,385.0	4,244.2	2,803.8	1,383.2	4,187.0

Spinal Muscular Atrophy:
SPINRAZA	445.7	613.9	1,059.6	453.9	552.8	1,006.7

Biosimilars:
BENEPALI	—	239.7	239.7	—	244.3	244.3
IMRALDI	—	106.4	106.4	—	83.0	83.0
FLIXABI	—	44.3	44.3	—	31.5	31.5
Subtotal: Biosimilar product revenues	—	390.4	390.4	—	358.8	358.8

Other:
FUMADERM	—	6.1	6.1	—	7.8	7.8
Total product revenues	$3,304.9	$2,395.4	$5,700.3	$3,257.7	$2,302.6	$5,560.3

*Fumarate includes TECFIDERA and VUMERITY. VUMERITY became commercially available in the U.S. in November 2019.
**Interferon includes AVONEX and PLEGRIDY.
We recognized revenues from two wholesalers accounting for 31.7% and 17.9% of gross product revenues for the three months ended June 30, 2020, and 30.8% and 16.2% of gross product revenues for the six months ended June 30, 2020.
We recognized revenues from two wholesalers accounting for 30.5% and 18.2% of gross product revenues for the three months ended June 30, 2019, and 30.9% and 16.3% of gross product revenues for the six months ended June 30, 2019.
An analysis of the change in reserves for discounts and allowances is summarized as follows:

(In millions)	Discounts	Contractual Adjustments	Returns	Total
Balance, as of December 31, 2019	$131.1	$1,027.3	$40.5	$1,198.9
Current provisions relating to sales in current year	387.5	1,624.2	9.9	2,021.6
Adjustments relating to prior years	(1.3)	(25.7)	0.7	(26.3)
Payments/credits relating to sales in current year	(251.4)	(1,018.7)	—	(1,270.1)
Payments/credits relating to sales in prior years	(126.5)	(612.9)	(10.0)	(749.4)
Balance, as of June 30, 2020	$139.4	$994.2	$41.1	$1,174.7

The total reserves above, which are included in our condensed consolidated balance sheets, are summarized as follows:

(In millions)	As of June 30, 2020	As of December 31, 2019
Reduction of accounts receivable, net	$223.4	$197.8
Component of accrued expenses and other	951.3	1,001.1
Total revenue-related reserves	$1,174.7	$1,198.9

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

Revenues from Anti-CD20 Therapeutic Programs
Revenues from anti-CD20 therapeutic programs are summarized below. For the purposes of this footnote we refer to RITUXAN and RITUXAN HYCELA collectively as RITUXAN.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In millions)	2020	2019	2020	2019
Biogen’s share of pre-tax profits in the U.S. for RITUXAN and GAZYVA	$257.5	$377.2	$598.8	$768.0
Other revenues from anti-CD20 therapeutic programs	220.8	199.2	399.9	325.8
Total revenues from anti-CD20 therapeutic programs	$478.3	$576.4	$998.7	$1,093.8

For additional information on our collaboration arrangements with Genentech, please read Note 18, Collaborative and Other Relationships, to our consolidated financial statements included in our 2019 Form 10-K.
Other Revenues
Other revenues are summarized as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In millions)	2020	2019	2020	2019
Revenues from collaborative and other relationships:
Profit (loss) earned under our 50% share of the co-promotion losses on ZINBRYTA in the U.S. with AbbVie Inc.	$0.5	$(0.1)	$0.7	$(0.5)
Revenues earned under our technical development agreement, manufacturing services agreements and royalty revenues on biosimilar products with Samsung Bioepis	4.5	52.2	8.2	77.0
Other royalty and corporate revenues:
Royalty	7.1	2.7	18.5	6.6
Other corporate	395.5	105.2	489.5	369.3
Total other revenues	$407.6	$160.0	$516.9	$452.4

During the third quarter of 2019 we amended our agreement with a contract manufacturing customer, pursuant to which we licensed certain of our manufacturing-related intellectual property to the customer. In the second quarter of 2020 the customer received regulatory approval for its product that is being manufactured using certain of our manufacturing-related intellectual property. As a result, we are entitled to $500.0 million in a series of three payments. The first payment became due upon regulatory approval of such product and was received during the second quarter of 2020. Subsequent payments are due on the first and second anniversaries of the regulatory approval.
Other corporate revenues for the three and six months ended June 30, 2020, reflect $329.4 million related to the delivery of the license for certain of our manufacturing-related intellectual property under the amended agreement discussed above. We have allocated the remaining $170.6 million of the $500.0 million transaction price to the performance of manufacturing product supply services for the customer, which we expect to perform through 2026. The value allocated to the manufacturing services was based on expected demand for supply and the fair value of comparable manufacturing and development services.

5.	Inventory
The components of inventory are summarized as follows:

(In millions)	As of June 30, 2020	As of December 31, 2019
Raw materials	$244.7	$169.7
Work in process	509.1	460.0
Finished goods	198.9	174.5
Total inventory	$952.7	$804.2

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

6.	Intangible Assets and Goodwill
Intangible Assets
Intangible assets, net of accumulated amortization, impairment charges and adjustments, are summarized as follows:

		As of June 30, 2020			As of December 31, 2019
(In millions)	Estimated Life	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Completed technology	4-28 years	$7,379.3	$(5,014.4)	$2,364.9	$7,379.3	$(4,881.4)	$2,497.9
In-process research and development	Indefinite until commercialization	954.9	—	954.9	965.5	—	965.5
Trademarks and trade names	Indefinite	64.0	—	64.0	64.0	—	64.0
Total intangible assets		$8,398.2	$(5,014.4)	$3,383.8	$8,408.8	$(4,881.4)	$3,527.4

For the three and six months ended June 30, 2020, amortization and impairment of acquired intangible assets totaled $61.5 million and $133.0 million, respectively, compared to $70.1 million and $138.3 million, respectively, in the prior year comparative periods. We had no impairment charges for the three and six months ended June 30, 2020 and 2019.
Completed Technology
Completed technology primarily relates to our acquisition of all remaining rights to TYSABRI from Elan Pharma International Ltd., an affiliate of Elan Corporation plc, and milestone payments made to Alkermes Pharma Ireland Limited, a subsidiary of Alkermes plc, following the approval of VUMERITY in the U.S. in October 2019, net of accumulated amortization.
IPR&D Related to Business Combinations
IPR&D represents the fair value assigned to research and development assets that we acquired as part of a business combination and had not yet reached technological feasibility at the date of acquisition. Included in IPR&D balances are adjustments related to foreign currency exchange rate fluctuations. We review amounts capitalized as acquired IPR&D for impairment annually, as of October 31, and whenever events or changes in circumstances indicate to us that the carrying value of the assets might not be recoverable. The carrying value associated with our IPR&D assets as of June 30, 2020, relates to the various IPR&D programs we acquired in connection with our acquisitions of NST, Convergence Pharmaceuticals Holdings Ltd. (Convergence) and Biogen International Neuroscience GmbH (BIN). The majority of the balance relates to our acquisition of NST in June 2019 whereby we acquired IPR&D programs with an estimated fair value of approximately $700.0 million.
Vixotrigine
In the periods since we acquired vixotrigine (BIIB074), there have been numerous delays in the initiation of Phase 3 studies for the potential treatment of trigeminal neuralgia (TGN) as we engaged with the U.S. Food and Drug Administration (FDA) regarding the design of the Phase 3 studies and awaited data and insights from mid-stage clinical trials of vixotrigine in other indications that have since been completed. The fair value of the TGN asset is not significantly in excess of carrying value. As of June 30, 2020, the carrying value associated with our vixotrigine IPR&D assets was $160.2 million.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

Estimated Future Amortization of Intangible Assets
The estimated future amortization of acquired intangible assets for the next five years is expected to be as follows:

(In millions)	As of June 30, 2020
2020 (remaining six months)	$126.0
2021	220.0
2022	220.0
2023	230.0
2024	230.0
2025	220.0

Goodwill
The following table provides a roll forward of the changes in our goodwill balance:

(In millions)	As of June 30, 2020
Goodwill, beginning of period	$5,757.8
Other	(6.8)
Goodwill, end of period	$5,751.0

As of June 30, 2020, we had no accumulated impairment losses related to goodwill. Other includes adjustments related to foreign currency exchange rate fluctuations.

7.	Fair Value Measurements
The tables below present information about our assets and liabilities that are regularly measured and carried at fair value and indicate the level within the fair value hierarchy of the valuation techniques we utilized to determine such fair value:

As of June 30, 2020 (In millions)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$1,869.6	$—	$1,869.6	$—
Marketable debt securities:
Corporate debt securities	1,790.2	—	1,790.2	—
Government securities	966.8	—	966.8	—
Mortgage and other asset backed securities	108.5	—	108.5	—
Marketable equity securities	527.0	344.3	182.7	—
Derivative contracts	59.9	—	59.9	—
Plan assets for deferred compensation	27.7	—	27.7	—
Total	$5,349.7	$344.3	$5,005.4	$—
Liabilities:
Derivative contracts	$14.3	$—	$14.3	$—
Contingent consideration obligations	351.6	—	—	351.6
Total	$365.9	$—	$14.3	$351.6

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

As of December 31, 2019 (In millions)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$2,541.1	$—	$2,541.1	$—
Marketable debt securities:
Corporate debt securities	1,695.1	—	1,695.1	—
Government securities	1,013.9	—	1,013.9	—
Mortgage and other asset backed securities	261.3	—	261.3	—
Marketable equity securities	337.5	7.9	329.6	—
Derivative contracts	43.8	—	43.8	—
Plan assets for deferred compensation	27.7	—	27.7	—
Total	$5,920.4	$7.9	$5,912.5	$—
Liabilities:
Derivative contracts	$8.3	$—	$8.3	$—
Contingent consideration obligations	346.1	—	—	346.1
Total	$354.4	$—	$8.3	$346.1

There have been no material impairments of our assets measured and carried at fair value during the three and six months ended June 30, 2020. In addition, there were no changes in valuation techniques during the three and six months ended June 30, 2020. The fair value of Level 2 instruments classified as cash equivalents and marketable debt securities was determined through third-party pricing services. The fair value of Level 2 instruments classified as marketable equity securities represents our investment in Sangamo Therapeutics, Inc. (Sangamo) common stock and is valued using an option pricing valuation model as the investment is subject to certain holding period restrictions. For additional information on our investment in Sangamo common stock, please read Note 8, Financial Instruments, to these condensed consolidated financial statements
Our investments in marketable equity securities also include shares of Ionis Pharmaceuticals, Inc. (Ionis) common stock acquired in June 2018. Our shares in Ionis common stock were initially subject to certain holding period restrictions that expired during the first quarter of 2020. The fair value of this investment was a Level 1 measurement as of June 30, 2020.
For a description of our validation procedures related to prices provided by third-party pricing services and our option pricing valuation model, please read Note 1, Summary of Significant Accounting Policies - Fair Value Measurements, to our consolidated financial statements included in our 2019 Form 10-K.
The following table summarizes the significant unobservable inputs in the fair value measurement of our contingent consideration obligations as of June 30, 2020:

	As of June 30, 2020
(In millions)	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
Liabilities:
Contingent consideration obligation	$351.6	Discounted cash flow	Discount rate	0.83% to 1.18%	0.92%
			Timing of achievement of development milestones	2021 to 2027	—
The weighted average discount rate was calculated based on the relative fair value of our contingent consideration obligations. In addition, we apply various probabilities of technological and regulatory success, ranging from high single digits to certain probability, to the valuation models to estimate the fair values of our contingent consideration obligations.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

Debt Instruments
The fair and carrying values of our debt instruments, which are Level 2 liabilities, are summarized as follows:

	As of June 30, 2020		As of December 31, 2019
(In millions)	Fair Value	Carrying Value	Fair Value	Carrying Value
2.900% Senior Notes due September 15, 2020(1)	$—	$—	$1,509.6	$1,495.8
3.625% Senior Notes due September 15, 2022	1,061.0	997.3	1,038.9	996.6
4.050% Senior Notes due September 15, 2025	1,994.1	1,740.3	1,897.2	1,739.5
2.250% Senior Notes due May 1, 2030	1,514.1	1,490.7	—	—
5.200% Senior Notes due September 15, 2045	2,247.1	1,723.2	2,107.9	1,722.9
3.150% Senior Notes due May 1, 2050	1,441.3	1,472.3	—	—
Total	$8,257.6	$7,423.8	$6,553.6	$5,954.8

(1) As of June 30, 2020, our 2.900% Senior Notes due September 15, 2020, were redeemed in full using the net proceeds from the issuance on April 30, 2020, of our senior unsecured notes for an aggregate principal amount of $3.0 billion. For additional information, please read Note 11, Indebtedness, to these condensed consolidated financial statements.
The fair values of each of our series of Senior Notes were determined through market, observable and corroborated sources. For additional information related to our Senior Notes issued on September 15, 2015, please read Note 12, Indebtedness, to our consolidated financial statements included in our 2019 Form 10-K. For additional information related to our Senior Notes issued on April 30, 2020, please read Note 11, Indebtedness, to these condensed consolidated financial statements.
Contingent Consideration Obligations
In connection with our acquisitions of Convergence and BIN, we agreed to make additional payments based upon the achievement of certain milestone events. The following table provides a roll forward of the fair values of our contingent consideration obligations, which includes Level 3 measurements:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In millions)	2020	2019	2020	2019
Fair value, beginning of period	$341.6	$421.3	$346.1	$409.8
Changes in fair value	10.0	(20.0)	5.5	(8.5)
Payments	—	—	—	—
Fair value, end of period	$351.6	$401.3	$351.6	$401.3

As of June 30, 2020 and December 31, 2019, approximately $202.5 million and $197.7 million, respectively, of the fair value of our total contingent consideration obligations was reflected as a component of other long-term liabilities in our condensed consolidated balance sheets with the remaining balance reflected as a component of accrued expenses and other.
For the three and six months ended June 30, 2020, changes in the fair value of our contingent consideration obligations were primarily due to changes in the interest rates used to revalue our contingent consideration liabilities, changes in the probability and the expected timing of the achievement of certain remaining developmental milestones and the passage of time.
For the three and six months ended June 30, 2019, changes in the fair value of our contingent consideration obligations were primarily due to changes in the probability and the expected timing of the achievement of certain remaining development milestones, partially offset by a decrease in interest rates used to revalue our contingent consideration liabilities and the passage of time.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

8.	Financial Instruments
The following table summarizes our financial assets with maturities of less than 90 days from the date of purchase included in cash and cash equivalents in our condensed consolidated balance sheets:

(In millions)	As of June 30, 2020	As of December 31, 2019
Commercial paper	$139.9	$384.4
Overnight reverse repurchase agreements	247.7	368.8
Money market funds	1,363.7	1,628.5
Short-term debt securities	118.3	159.4
Total	$1,869.6	$2,541.1

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
Our marketable equity securities gains (losses) are recorded in other income (expense), net in our condensed consolidated statements of income. The following tables summarize our marketable debt and equity securities:

As of June 30, 2020 (In millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities:
Current	$1,282.5	$1.5	$(0.1)	$1,283.9
Non-current	502.8	3.8	(0.3)	506.3
Government securities:
Current	657.7	0.5	—	658.2
Non-current	307.9	0.8	(0.1)	308.6
Mortgage and other asset backed securities:
Current	0.6	—	—	0.6
Non-current	107.6	0.7	(0.4)	107.9
Total marketable debt securities	$2,859.1	$7.3	$(0.9)	$2,865.5
Marketable equity securities, non-current	$428.0	$114.6	$(15.6)	$527.0

As of December 31, 2019 (In millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities:
Current	$1,057.2	$1.0	$—	$1,058.2
Non-current	633.9	3.0	—	636.9
Government securities:
Current	502.9	0.4	—	503.3
Non-current	510.1	0.8	(0.3)	510.6
Mortgage and other asset backed securities:
Current	0.7	—	—	0.7
Non-current	260.2	0.8	(0.4)	260.6
Total marketable debt securities	$2,965.0	$6.0	$(0.7)	$2,970.3
Marketable equity securities, non-current	$218.4	$132.1	$(13.0)	$337.5

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

Summary of Contractual Maturities: Available-for-Sale Debt Securities
The estimated fair value and amortized cost of our marketable debt securities available-for-sale by contractual maturity are summarized as follows:

	As of June 30, 2020		As of December 31, 2019
(In millions)	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost
Due in one year or less	$1,942.7	$1,940.8	$1,562.2	$1,560.8
Due after one year through five years	862.6	858.5	1,234.5	1,230.4
Due after five years	60.2	59.8	173.6	173.8
Total marketable debt securities	$2,865.5	$2,859.1	$2,970.3	$2,965.0

The average maturity of our marketable debt securities available-for-sale as of June 30, 2020 and December 31, 2019, was approximately 14 months.
Proceeds from Marketable Debt Securities
The proceeds from maturities and sales of marketable debt securities and resulting realized gains and losses are summarized as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In millions)	2020	2019	2020	2019
Proceeds from maturities and sales	$1,490.6	$1,766.6	$3,879.9	$3,255.8
Realized gains	6.1	1.0	11.8	1.6
Realized losses	(5.2)	(0.3)	(24.3)	(0.6)

Strategic Investments
As of June 30, 2020 and December 31, 2019, our strategic investment portfolio was comprised of investments totaling $583.2 million and $393.9 million, respectively, which are included in investments and other assets in our condensed consolidated balance sheets.
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
The increase in our strategic investment portfolio for the three and six months ended June 30, 2020, was primarily due to our purchase of Sangamo common stock, as discussed below, and an increase in the fair value of our remaining investment in Ionis common stock.
For additional information on our June 2018 investment in Ionis common stock, please read Note 18, Collaborative and Other Relationships, to our consolidated financial statements included in our 2019 Form 10-K.
Sangamo Therapeutics, Inc.
In February 2020 we entered into a collaboration and license agreement with Sangamo to develop and commercialize ST-501 for tauopathies, including AD; ST-502 for synucleinopathies, including Parkinson’s disease; a third neuromuscular disease target; and up to nine additional neurological disease targets to be identified and selected within a five-year period. The companies will leverage Sangamo’s proprietary zinc finger protein technology delivered via AAV to modulate the expression of key genes involved in neurological diseases.
In connection with the closing of this transaction in April 2020 we purchased approximately 24 million shares of Sangamo common stock. This equity method investment will be remeasured each reporting period and carried at fair value due to our election of the fair value option. The effects of certain holding period restrictions on the investment are estimated using an option pricing valuation model. The most significant assumptions within the model are the term of the restrictions and the stock price volatility, which is based upon historical volatility of similar companies. We also use a constant maturity risk free-interest rate to match the remaining term of the restrictions on our investment in Sangamo’s common stock and a dividend yield of zero based upon the fact that Sangamo and similar companies generally have not historically granted cash dividends.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

For additional information on our collaboration agreement with Sangamo, please read Note 17, Collaborative and Other Relationships, to these condensed consolidated financial statements.

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
Foreign currency forward contracts in effect as of June 30, 2020 and December 31, 2019, had durations of 1 to 18 months and 1 to 15 months, respectively. These contracts have been designated as cash flow hedges and unrealized gains or losses on the portion of these foreign currency forward contracts that are included in the effectiveness test are reported in accumulated other comprehensive income (loss) (referred to as AOCI in the tables below). Realized gains and losses of such contracts are recognized in revenues when the sale of product in the currency being hedged is recognized and in operating expenses when the expense in the currency being hedged is recorded. We recognize all cash flow hedge reclassifications from accumulated other comprehensive income and fair value changes of excluded portions in the same line item in our condensed consolidated statements of income that has been impacted by the hedged item.
The notional value of foreign currency forward contracts that were entered into to hedge forecasted revenues and operating expenses is summarized as follows:

	Notional Amount
(In millions)	As of June 30, 2020	As of December 31, 2019
Euro	$2,477.3	$1,892.4
British pound	125.1	—
Swiss franc	69.0	—
Japanese yen	53.9	—
Canadian dollar	48.1	—
Total foreign currency forward contracts	$2,773.4	$1,892.4

The pre-tax portion of the fair value of these foreign currency forward contracts that were included in accumulated other comprehensive income (loss) in total equity reflected net losses of $16.8 million and net gains of $0.5 million as of June 30, 2020 and December 31, 2019, respectively. We expect the net losses of $16.8 million to be settled over the next 18 months, of which $7.9 million of these losses are expected to be settled over the next 12 months, with any amounts in accumulated other comprehensive income (loss) to be reported as an adjustment to revenues or operating expenses. We consider the impact of our and our counterparties’ credit risk on the fair value of the contracts as well as the ability of each party to execute its contractual obligations. As of June 30, 2020 and December 31, 2019, credit risk did not materially change the fair value of our foreign currency forward contracts.
The following tables summarize the effect of foreign currency forward contracts designated as hedging instruments in our condensed consolidated statements of income:

For the Three Months Ended June 30,
Net Gains/(Losses) Reclassified from AOCI into Operating Income (in millions)			Net Gains/(Losses) Recognized in Operating Income (in millions)
Location	2020	2019	Location	2020	2019
Revenues	$23.7	$29.8	Revenues	$(1.6)	$3.7
Operating expenses	—	(0.7)	Operating expenses	(0.2)	(0.3)

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

For the Six Months Ended June 30,
Net Gains/(Losses) Reclassified from AOCI into Operating Income (in millions)			Net Gains/(Losses) Recognized in Operating Income (in millions)
Location	2020	2019	Location	2020	2019
Revenues	$50.7	$44.6	Revenues	$7.7	$7.4
Operating expenses	(0.1)	(1.2)	Operating expenses	(1.1)	(1.2)
Interest Rate Contracts - Hedging Instruments
We have entered into interest rate lock contracts or interest rate swap contracts on certain borrowing transactions to manage our exposure to interest rate changes and to reduce our overall cost of borrowing.
Interest Rate Swap Contracts
In connection with the issuance of our 2.90% Senior Notes due September 15, 2020, we entered into interest rate swaps with an aggregate notional amount of $675.0 million, which were originally set to expire on September 15, 2020. The interest rate swap contracts were designated as hedges of the fair value changes in our 2.90% Senior Notes attributable to changes in interest rates. The carrying value of our 2.90% Senior Notes as of December 31, 2019, included approximately $2.3 million related to changes in the fair value of these interest rate swap contracts. In May 2020 we settled our interest rate swap contracts, in conjunction with our early redemption of our 2.90% Senior Notes, resulting in a gain of approximately $3.3 million for the three and six months ended June 30, 2020, and was recorded as a component of interest expense in our condensed consolidated statements of income.
Net Investment Hedges - Hedging Instruments
In February 2012 we entered into a joint venture agreement with Samsung BioLogics establishing an entity, Samsung Bioepis, to develop, manufacture and market biosimilar products. In June 2018 we exercised our option under our joint venture agreement to increase our ownership percentage in Samsung Bioepis from approximately 5% to approximately 49.9%. The share purchase transaction was completed in November 2018 and, upon closing, we paid 759.5 billion South Korean won ($676.6 million) to Samsung BioLogics. Our investment in the equity of Samsung Bioepis is exposed to the currency fluctuations in the South Korean won.
In order to mitigate the currency fluctuations between the U.S. dollar and South Korean won, we have entered into foreign currency forward contracts. Foreign currency forward contracts in effect as of June 30, 2020, had remaining durations of four months. These contracts have been designated as net investment hedges. We recognize changes in the spot exchange rate in accumulated other comprehensive income (loss). The pre-tax portion of the fair value of these foreign currency forward contracts that were included in accumulated other comprehensive income (loss) in total equity reflected net gains of $13.9 million and net losses of $1.5 million as of June 30, 2020 and December 31, 2019, respectively. We exclude fair value changes related to the forward rate from our hedging relationship and will amortize the forward points in other income (expense), net in our condensed consolidated statements of income over the term of the contract. The pre-tax portion of the fair value of the forward points that were included in accumulated other comprehensive income (loss) in total equity reflected gains of $1.1 million and $2.9 million as of June 30, 2020 and December 31, 2019, respectively.
The following tables summarize the effect of our net investment hedge in our condensed consolidated financial statements:

For the Three Months Ended June 30,
Net Gains/(Losses) Recognized in Other Comprehensive Income (Effective Portion) (in millions)			Net Gains/(Losses) Recognized in Other Comprehensive Income (Amounts Excluded from Effectiveness Testing) (in millions)			Net Gains/(Losses) Recognized in Net Income (Amounts Excluded from Effectiveness Testing) (in millions)
Location	2020	2019	Location	2020	2019	Location	2020	2019
Gains (losses) on net investment hedge	$(8.8)	$11.6	Gains (losses) on net investment hedge	$3.5	$2.3	Other income (expense)	$0.8	$2.2

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

For the Six Months Ended June 30,
Net Gains/(Losses) Recognized in Other Comprehensive Income (Effective Portion) (in millions)			Net Gains/(Losses) Recognized in Other Comprehensive Income (Amounts Excluded from Effectiveness Testing) (in millions)			Net Gains/(Losses) Recognized in Net Income (Amounts Excluded from Effectiveness Testing) (in millions)
Location	2020	2019	Location	2020	2019	Location	2020	2019
Gains (losses) on net investment hedge	$15.4	$23.4	Gains (losses) on net investment hedge	$3.2	$6.7	Other income (expense)	$1.7	$4.4
For additional information on our collaboration arrangements with Samsung Bioepis, please read Note 17, Collaborative and Other Relationships, to these condensed consolidated financial statements.
Foreign Currency Forward Contracts - Other Derivative Instruments
We also enter into other foreign currency forward contracts, usually with durations of one month or less, to mitigate the foreign currency risk related to certain balance sheet positions. We have not elected hedge accounting for these transactions.
The aggregate notional amount of these outstanding foreign currency forward contracts was $999.3 million and $793.8 million as of June 30, 2020 and December 31, 2019, respectively. Net gains of $8.3 million and $5.9 million related to these contracts were recorded as a component of other income (expense), net for the three and six months ended June 30, 2020, respectively, compared to net gains of $0.9 million and net losses of $3.9 million, respectively, in the prior year comparative periods.
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
The following table summarizes the fair value and presentation in our condensed consolidated balance sheets of our outstanding derivative instruments, including those designated as hedging instruments:

(In millions)	Balance Sheet Location	As of June 30, 2020	As of December 31, 2019
Cash Flow Hedging Instruments:
Asset derivative instruments	Other current assets	$32.2	$33.8
	Investments and other assets	0.7	—
Liability derivative instruments	Accrued expenses and other	4.4	2.0
	Other long-term liabilities	9.0	1.7

Net Investment Hedging Instruments:
Asset derivative instruments	Other current assets	20.7	2.0

Fair Value Hedging Instruments:
Liability derivative instruments	Accrued expenses and other	—	2.3

Other Derivative Instruments:
Asset derivative instruments	Other current assets	6.4	8.0
Liability derivative instruments	Accrued expenses and other	0.8	2.4

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

10.    Property, Plant and Equipment
Property, plant and equipment are recorded at historical cost, net of accumulated depreciation. Accumulated depreciation on property, plant and equipment was $1,687.0 million and $1,590.9 million as of June 30, 2020 and December 31, 2019, respectively. For the three and six months ended June 30, 2020, depreciation expense totaled $51.3 million and $99.7 million, respectively, compared to $47.0 million and $99.9 million, respectively, in the prior year comparative periods.
Solothurn, Switzerland Manufacturing Facility
In order to support our drug development pipeline, we are building a large-scale biologics manufacturing facility in Solothurn, Switzerland. We expect this facility to be partially operational by the end of 2020. Upon completion, this facility will include 393,000 square feet related to a large-scale biologics manufacturing facility, 290,000 square feet of warehouse, utilities and support space and 51,000 square feet of administrative space. As of June 30, 2020 and December 31, 2019, we had approximately $1.7 billion and $1.9 billion, respectively, capitalized as construction in progress related to this facility. For the six months ended June 30, 2020, we placed approximately $256.8 million of fixed assets in service related to this facility. As of June 30, 2020, we had contractual commitments of approximately $16.2 million outstanding related to the construction of this facility.
11.    Indebtedness
2020 Senior Notes
On April 30, 2020, we issued senior unsecured notes for an aggregate principal amount of $3.0 billion (2020 Senior Notes), consisting of the following:
•$1.5 billion of 2.25% Senior Notes due May 1, 2030, valued at 99.973% of par; and
•$1.5 billion of 3.15% Senior Notes due May 1, 2050, valued at 99.174% of par.
Our 2020 Senior Notes are senior unsecured obligations and may be redeemed at our option at any time at 100% of the principal amount plus accrued interest and, until a specified period before maturity, a specified make-whole amount. Our 2020 Senior Notes contain a change-of-control provision that, under certain circumstances, may require us to purchase our 2020 Senior Notes at a price equal to 101% of the principal amount plus accrued and unpaid interest to the date of repurchase.
We incurred approximately $24.4 million of costs associated with this offering which have been recorded as a reduction to the carrying amount of the debt on our condensed consolidated balance sheet. These costs will be amortized as additional interest expense using the effective interest rate method over the period from issuance through maturity. The discounts will be amortized as additional interest expense over the period from issuance through maturity using the effective interest rate method. Interest on our 2020 Senior Notes is payable May 1 and November 1 of each year, commencing November 1, 2020.
2.90% Senior Notes due September 15, 2020
On September 15, 2015, we issued $1.5 billion aggregate principal amount of 2.90% Senior Notes due September 15, 2020, at 99.792% of par. Our 2.90% Senior Notes were senior unsecured obligations. We also entered into interest rate swap contracts where we received a fixed rate and paid a variable rate. In May 2020 we used the net proceeds from the sale of our 2020 Senior Notes to redeem our 2.90% Senior Notes prior to their maturity and recognized a net pre-tax charge of $9.4 million upon the extinguishment of these notes. This charge, which was recognized in interest expense in other income (expense), net in our condensed consolidated statements of income for the three and six months ended June 30, 2020, reflects the payment of a $12.7 million early call premium and the write off of remaining unamortized original debt issuance costs and discount balances, partially offset by a $3.3 million gain related to the settlement of the associated interest rate swap contracts. For additional information on our interest rate swap contracts, please read Note 9, Derivative Instruments, to these condensed consolidated financial statements.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

12.	Equity
Share Repurchases
In December 2019 our Board of Directors authorized a program to repurchase up to $5.0 billion of our common stock (December 2019 Share Repurchase Program). Our December 2019 Share Repurchase Program does not have an expiration date. All shares repurchased under our December 2019 Share Repurchase Program will be retired. Under our December 2019 Share Repurchase Program, we repurchased and retired approximately 9.0 million and 12.2 million shares of our common stock at a cost of approximately $2.8 billion and $3.7 billion during the three and six months ended June 30, 2020, respectively. Approximately $1.3 billion remained available under our December 2019 Share Repurchase Program as of June 30, 2020.
In March 2019 our Board of Directors authorized a program to repurchase up to $5.0 billion of our common stock (March 2019 Share Repurchase Program), which was completed as of March 31, 2020. All shares repurchased under our March 2019 Share Repurchase Program were retired. Under our March 2019 Share Repurchase Program, we repurchased and retired approximately 4.1 million shares of our common stock at a cost of approximately $1.3 billion during the six months ended June 30, 2020.
Accumulated Other Comprehensive Income (Loss)
The following tables summarize the changes in accumulated other comprehensive income (loss), net of tax by component:

(In millions)	Unrealized Gains (Losses) on Securities Available for Sale, Net of Tax	Unrealized Gains (Losses) on Cash Flow Hedges, Net of Tax	Gains (Losses) on Net Investment Hedge	Unfunded Status of Postretirement Benefit Plans, Net of Tax	Currency Translation Adjustments	Total
Balance, December 31, 2019	$4.2	$7.8	$25.1	$(32.8)	$(139.5)	$(135.2)
Other comprehensive income (loss) before reclassifications	(9.0)	33.2	18.6	0.9	(47.0)	(3.3)
Amounts reclassified from accumulated other comprehensive income (loss)	9.9	(50.6)	(1.8)	—	—	(42.5)
Net current period other comprehensive income (loss)	0.9	(17.4)	16.8	0.9	(47.0)	(45.8)
Balance, June 30, 2020	$5.1	$(9.6)	$41.9	$(31.9)	$(186.5)	$(181.0)

(In millions)	Unrealized Gains (Losses) on Securities Available for Sale, Net of Tax	Unrealized Gains (Losses) on Cash Flow Hedges, Net of Tax	Gains (Losses) on Net Investment Hedge	Unfunded Status of Postretirement Benefit Plans, Net of Tax	Currency Translation Adjustments	Total
Balance, December 31, 2018	$(4.0)	$34.7	$3.5	$(31.3)	$(243.3)	$(240.4)
Other comprehensive income (loss) before reclassifications	11.0	22.3	30.1	0.7	(28.1)	36.0
Amounts reclassified from accumulated other comprehensive income (loss)	(0.8)	(43.3)	(4.4)	—	—	(48.5)
Net current period other comprehensive income (loss)	10.2	(21.0)	25.7	0.7	(28.1)	(12.5)
Balance, June 30, 2019	$6.2	$13.7	$29.2	$(30.6)	$(271.4)	$(252.9)

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

The following table summarizes the amounts reclassified from accumulated other comprehensive income:

(In millions)	Income Statement Location	Amounts Reclassified from Accumulated Other Comprehensive Income
		For the Three Months Ended June 30,		For the Six Months Ended June 30,
		2020	2019	2020	2019
Gains (losses) on securities available for sale	Other income (expense)	$3.9	$0.7	$(12.5)	$1.0
	Income tax benefit (expense)	(0.8)	(0.1)	2.6	(0.2)

Gains (losses) on cash flow hedges	Revenues	23.7	29.8	50.7	44.6
	Operating expenses	—	(0.7)	(0.1)	(1.2)
	Other income (expense)	0.1	—	0.2	0.1
	Income tax benefit (expense)	(0.1)	(0.1)	(0.2)	(0.2)

Gains (losses) on net investment hedge	Other income (expense)	0.9	2.2	1.8	4.4

Total reclassifications, net of tax		$27.7	$31.8	$42.5	$48.5

13.	Earnings per Share
Basic and diluted earnings per share are calculated as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In millions)	2020	2019	2020	2019
Numerator:
Net income attributable to Biogen Inc.	$1,542.1	$1,494.1	$2,941.2	$2,902.9
Denominator:
Weighted average number of common shares outstanding	160.6	190.3	166.7	193.4
Effect of dilutive securities:
Time-vested restricted stock units	0.1	0.1	0.1	0.2
Market stock units	0.1	—	0.1	0.1
Performance stock units settled in stock	0.1	—	0.1	—
Dilutive potential common shares	0.3	0.1	0.3	0.3
Shares used in calculating diluted earnings per share	160.9	190.4	167.0	193.7

Amounts excluded from the calculation of net income per diluted share because their effects were anti-dilutive were insignificant.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

14.	Share-based Payments
Share-based Compensation Expense
The following table summarizes share-based compensation expense included in our condensed consolidated statements of income:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In millions)	2020	2019	2020	2019
Research and development	$15.2	$28.1	$48.5	$49.8
Selling, general and administrative	30.3	54.8	73.4	82.6
Subtotal	45.5	82.9	121.9	132.4
Capitalized share-based compensation costs	(1.5)	(2.8)	(3.0)	(6.1)
Share-based compensation expense included in total cost and expenses	44.0	80.1	118.9	126.3
Income tax effect	(7.0)	(13.6)	(20.3)	(21.0)
Share-based compensation expense included in net income attributable to Biogen Inc.	$37.0	$66.5	$98.6	$105.3

The following table summarizes share-based compensation expense associated with each of our share-based compensation programs:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In millions)	2020	2019	2020	2019
Market stock units	$7.4	$7.8	$26.5	$15.5
Time-vested restricted stock units	34.5	31.8	72.0	66.5
Cash settled performance units	(0.1)	0.4	(1.7)	(0.6)
Performance units	—	0.3	(0.1)	0.8
Performance stock units settled in stock	2.1	12.1	12.4	14.1
Performance stock units settled in cash	(4.0)	0.9	4.9	1.9
Employee stock purchase plan	5.6	3.4	7.9	8.0
NST stock options	—	26.2	—	26.2
Subtotal	45.5	82.9	121.9	132.4
Capitalized share-based compensation costs	(1.5)	(2.8)	(3.0)	(6.1)
Share-based compensation expense included in total cost and expenses	$44.0	$80.1	$118.9	$126.3

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
Coronavirus Aid, Relief and Economic Security Act
In response to the COVID-19 pandemic, the Coronavirus Aid, Relief and Economic Security Act (CARES Act) was signed into law in the U.S. in March 2020. The CARES Act lifts certain deduction limitations originally imposed by the Tax Cuts and Jobs Act of 2017 (2017 Tax Act). Corporate taxpayers may carryback net operating losses (NOLs) originating during 2018 through 2020 for up to five years, which was not previously allowed under the 2017 Tax Act. The CARES Act also eliminates the 80% of taxable income limitations by allowing corporate entities to fully utilize NOL carryforwards to offset taxable income in 2018, 2019 or 2020. Taxpayers may generally deduct interest up to the sum of 50% of adjusted taxable income plus business interest income (30% limit under the 2017 Tax Act) for tax years beginning January 1, 2019 and 2020. The CARES Act allows taxpayers with alternative minimum tax credits to claim a refund in 2020 for the entire amount of the credits instead of recovering the credits through refunds over a period of years, as originally enacted by the 2017 Tax Act.
In addition, the CARES Act raises the corporate charitable deduction limit to 25% of taxable income and makes qualified improvement property generally eligible for 15-year cost-recovery and 100% bonus depreciation. The enactment of the CARES Act did not result in any material adjustments to our income tax provision for the three and six months ended June 30, 2020, or to our net deferred tax assets as of June 30, 2020.
TECFIDERA
On June 22, 2020, the U.S. District Court for the Northern District of West Virginia (the West Virginia Court)
entered judgment for Mylan Pharmaceuticals, Inc. (Mylan) that the asserted claims of our U.S. Patent No. 8,399,514
(the '514 Patent) are invalid for lack of written description. The '514 Patent covers treatment of MS with 480 mg of dimethyl fumarate per day as provided for in our TECFIDERA label, and the litigation was filed pursuant to the Drug
Competition and Patent Term Restoration Act of 1984, commonly known as the Hatch-Waxman Act. We appealed the judgment on June 23, 2020, to the U.S. Court of Appeals for the Federal Circuit (Federal Circuit) and filed an emergency motion for an injunction pending resolution of the appeal. On June 30, 2020, the Federal Circuit entered an interim injunction enjoining Mylan from launching its generic version of TECFIDERA pending the Federal Circuit's consideration of our request for an injunction pending appeal. In the event that our request for an injunction pending appeal is denied, generic entry could occur during the appeal. The commercialization of a generic version of TECFIDERA would have an adverse impact on our TECFIDERA sales and our results of operations.
As of June 30, 2020, we have assessed the realizability of our deferred tax assets that are dependent on future expected sales of TECFIDERA in the U.S. and reduced the value of certain deferred tax assets by approximately $1,324.0 million and reduced the value of deferred tax liabilities associated with global intangible low-taxed income (GILTI) and tax credits by approximately $1,268.0 million. For the three and six months ended June 30, 2020, the income tax expense associated with these reductions was approximately $56.0 million. For additional information, please read Note 19, Litigation, to these condensed consolidated financial statements.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

Tax Rate
A reconciliation between the U.S. federal statutory tax rate and our effective tax rate is summarized as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Statutory rate	21.0%	21.0%	21.0%	21.0%
State taxes	0.4	0.9	0.5	0.6
Taxes on foreign earnings	(3.4)	(4.6)	(3.7)	(4.6)
Tax credits	(1.0)	(0.9)	(1.0)	(0.8)
Purchased intangible assets	0.2	0.4	0.2	0.4
Divestiture of Denmark manufacturing operations	—	—	—	2.2
Internal reorganization of certain intellectual property rights	—	(5.0)	—	(2.4)
TECFIDERA impairment	2.7	—	1.5	—
GILTI	1.5	1.4	1.1	1.7
Other permanent items	0.1	0.4	0.1	0.3
Other	0.4	0.5	0.1	0.1
Effective tax rate	21.9%	14.1%	19.8%	18.5%

Changes in Tax Rate
For the three months ended June 30, 2020, compared to the same period in 2019, the increase in our effective tax rate was primarily due to an internal reorganization of certain intellectual property rights related to the intercompany sale of the intellectual property in 2019 and the $56.0 million income tax expense related to the establishment of a valuation allowance against certain deferred tax assets, the realization of which is dependent on future sales of TECFIDERA in the U.S., as discussed above.
For the six months ended June 30, 2020, compared to the same period in 2019, the increase in our effective tax rate was primarily due to the impacts of the valuation allowance described above and the internal reorganization of certain intellectual property rights, partially offset by the $61.3 million tax expense recognized in 2019 related to the planned divestiture of our Hillerød, Denmark manufacturing operations. Although we recognized a loss on the divestiture of our Hillerød, Denmark manufacturing operations, the divestiture required us to write off certain deferred tax assets and resulted in a taxable gain in certain jurisdictions.
As a result of the internal reorganization of certain intellectual property rights, we recorded a deferred tax asset of $856.7 million and a deferred tax liability of $685.3 million as of June 30, 2019.
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
In April 2020 we became aware of a withholding tax regulation that could be interpreted to apply to certain of our previous transactions. As of June 30, 2020, we have recorded an immaterial reserve reflecting this uncertain tax position.
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

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

16.	Other Consolidated Financial Statement Detail
Other Income (Expense), Net
Components of other income (expense), net, are summarized as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In millions)	2020	2019	2020	2019
Interest income	$7.6	$29.1	$32.0	$60.3
Interest expense	(66.0)	(47.7)	(110.3)	(95.6)
Gain (loss) on investments, net	106.8	(173.4)	29.5	203.0
Foreign exchange gains (losses), net	10.4	1.7	(8.5)	(0.5)
Other, net	4.2	(7.1)	(0.2)	(7.3)
Total other income (expense), net	$63.0	$(197.4)	$(57.5)	$159.9

Gain (loss) on investments, net, as reflected in the table above, relate to debt securities, equity securities of certain biotechnology companies, venture capital funds where the underlying investments are in equity securities of certain biotechnology companies and non-marketable equity securities.
For the three months ended June 30, 2020, compared to the same period in 2019, the change in other income (expense), net primarily reflects net gains of approximately $106.8 million recognized on our investments related to our holdings in equity and debt securities, compared to net losses totaling $173.4 million in the prior year comparative period. The net gains recognized during the three months ended June 30, 2020, primarily reflect an increase in the fair value of Ionis common stock of approximately $67.2 million and an increase in the fair value of Sangamo common stock of approximately $40.9 million.
For the six months ended June 30, 2020, compared to the same period in 2019, the change in other income (expense), net was primarily due to approximately $203.0 million of net gains recognized on our investments related to our holdings in equity and debt securities during the six months ended June 30, 2019.
The following table summarizes our gain (loss) on investments, net that relates to our equity securities held as of June 30, 2020 and 2019:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In millions)	2020	2019	2020	2019
Net gains (losses) recognized during the period on equity securities	$102.9	$(174.2)	$42.0	$201.9
Less: Net gains (losses) recognized during the period on equity securities sold during the period	—	(42.9)	—	42.4
Unrealized gains (losses) recognized during the period on equity securities	$102.9	$(131.3)	$42.0	$159.5

Accrued Expenses and Other
Accrued expenses and other consists of the following:

(In millions)	As of June 30, 2020	As of December 31, 2019
Revenue-related reserves for discounts and allowances	$951.3	$1,001.1
Employee compensation and benefits	212.0	309.1
Royalties and licensing fees	203.0	220.9
Collaboration expenses	172.9	281.6
Current portion of contingent consideration obligations	149.1	148.4
Construction in progress	24.1	78.0
Other	774.1	726.7
Total accrued expenses and other	$2,486.5	$2,765.8

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

Other Long-term Liabilities
Other long-term liabilities were $1,475.4 million and $1,348.9 million as of June 30, 2020 and December 31, 2019, respectively, and included accrued income taxes totaling $743.2 million and $803.3 million, respectively. Included within accrued taxes as of June 30, 2020 and December 31, 2019, is an accrual for a one-time mandatory deemed repatriation tax on accumulated foreign subsidiaries' previously untaxed foreign earnings (the Transition Toll Tax) of approximately $635.0 million and approximately $697.0 million, respectively.

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
Eisai serves as the global operational and regulatory lead for BAN2401 and all costs, including research, development, sales and marketing expenses, are shared equally between us and Eisai. If BAN2401 receives marketing approval, we and Eisai will co-promote BAN2401 and share profits equally. In addition, the BAN2401 and Elenbecestat Collaboration provides both parties with certain rights and obligations in the event of a change in control of either party.
The BAN2401 and Elenbecestat Collaboration also provided Eisai with an option to jointly develop and commercialize aducanumab, our anti-amyloid beta antibody candidate for AD (Aducanumab Option), and an option to jointly develop and commercialize one of our anti-tau monoclonal antibodies (Anti-Tau Option). In October 2017 Eisai exercised its Aducanumab Option and we entered into a new collaboration agreement for the joint development and commercialization of aducanumab (Aducanumab Collaboration Agreement). Eisai has not yet exercised its Anti-Tau Option.
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
A summary of development and sales and marketing expense related to the BAN2401 and Elenbecestat Collaboration is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In millions)	2020	2019	2020	2019
Total development expense incurred by the collaboration related to the advancement of BAN2401 and elenbecestat	$33.9	$68.6	$77.5	$136.6
Biogen's share of BAN2401 and elenbecestat development expense reflected in research and development expense in our condensed consolidated statements of income	17.0	34.3	38.7	68.3
Total sales and marketing expense incurred by the collaboration	1.4	nm	6.3	nm
Biogen's share of BAN2401 sales and marketing expense reflected in selling, general and administrative expense in our condensed consolidated statements of income	0.7	nm	3.2	nm

nm - For the three and six months ended June 30, 2019, sales and marketing expenses related to the BAN2401 and Elenbecestat Collaboration were immaterial.

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
In July 2020 we completed the submission of a Biologics License Application (BLA) to the FDA for the approval of aducanumab. For the three and six months ended June 30, 2020, we recognized net profit-sharing income of $33.8 million to reflect Eisai's 45% share of the $75.0 million milestone expense related to the submission of the BLA to the FDA for approval of aducanumab.
Sales and marketing expense are shared in proportion to the same region-based profit split that will be utilized to co-promote aducanumab. For additional information on the Aducanumab Collaboration Agreement, please read Note 18, Collaborative and Other Relationships, to our consolidated financial statements included in our 2019 Form 10-K.
A summary of development, sales and marketing and milestone expense related to the Aducanumab Collaboration Agreement is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In millions)	2020	2019	2020	2019
Total aducanumab development expense	$35.9	$3.2	$55.0	$165.8
Biogen's share of aducanumab development expense reflected in research and development expense in our condensed consolidated statements of income	19.7	1.7	30.3	91.2
Total aducanumab sales and marketing expense	45.2	0.2	67.9	21.2
Biogen's share of aducanumab sales and marketing expense reflected in selling, general and administrative expense in our condensed consolidated statements of income	25.2	0.1	37.5	11.7
Total aducanumab collaboration third party milestone expense	75.0	—	75.0	—
Eisai's share of aducanumab milestone expense reflected in collaboration profit sharing in our condensed consolidated statements of income	33.8	—	33.8	—

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
All costs incurred for agreed indications, including research, development, sales and marketing expenses, are shared equally between us and UCB. Upon marketing approval, we and UCB will co-promote dapirolizumab pegol and share profits equally. A summary of development expense related to the UCB Collaboration Agreement is as follows:

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In millions)	2020	2019	2020	2019
Total UCB development expense	$6.5	nm	$25.5	nm
Biogen's share of UCB development expense reflected in research and development expense in our condensed consolidated statements of income	3.2	nm	12.7	nm

nm - For the three and six months ended June 30, 2019, development expenses related to the UCB collaboration agreement were immaterial.
Other Research and Discovery Arrangements
These arrangements may include the potential for future milestone payments based on the achievement of certain clinical and commercial development payable over a period of several years.
Sangamo Therapeutics, Inc.
In February 2020 we entered into a collaboration and license agreement with Sangamo to develop and commercialize ST-501 for tauopathies, including AD; ST-502 for synucleinopathies, including Parkinson’s disease; a third neuromuscular disease target; and up to nine additional neurological disease targets to be identified and selected within a five-year period. The companies will leverage Sangamo’s proprietary zinc finger protein technology delivered via AAV to modulate the expression of key genes involved in neurological diseases.
In connection with the closing of this transaction in April 2020 we purchased $225.0 million of Sangamo common stock, or approximately 24 million shares at $9.21 per share, which are subject to transfer restrictions. We recorded an asset in investments and other assets in our condensed consolidated balance sheets to reflect the initial fair value of the Sangamo common stock acquired and a charge of approximately $83.0 million to research and development expense in our condensed consolidated statements of income to reflect the premium paid for the Sangamo common stock. We also made an upfront payment of $125.0 million that was recorded as research and development expense.
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
Skyhawk Therapeutics, Inc.
In January 2019 we entered into a collaboration and research and development services agreement with Skyhawk Therapeutics, Inc. (Skyhawk) pursuant to which the companies are leveraging Skyhawk's SkySTAR technology platform with the goal of discovering innovative small molecule treatments for patients with neurological diseases, including MS and SMA. We are responsible for the development and potential commercialization of any therapies resulting from this collaboration and we may also pay Skyhawk up to a total of approximately $2.4 billion in milestone payments as well as potential royalties on net commercial sales.
In connection with this agreement, we made an upfront payment of $74.0 million to Skyhawk, of which $38.5 million was recorded as research and development expense in our condensed consolidated statements of income and $35.5 million was recorded as prepaid research and development expenditures within investments and other assets in our condensed consolidated balance sheets. These prepaid research and development services are expensed as the services are provided. In October 2019 we amended this agreement to add an additional discovery program. In connection with this amendment, we made a payment to Skyhawk of $15.0 million.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

Samsung Bioepis
Joint Venture Agreement
In February 2012 we entered into a joint venture agreement with Samsung BioLogics establishing an entity, Samsung Bioepis, to develop, manufacture and market biosimilar products. In June 2018 we exercised our option under our joint venture agreement to increase our ownership percentage in Samsung Bioepis from approximately 5% to approximately 49.9%. The share purchase transaction was completed in November 2018 and, upon closing, we paid 759.5 billion South Korean won ($676.6 million) to Samsung BioLogics. As of June 30, 2020, our ownership percentage remained at approximately 49.9%.
We recognize our share of the results of operations related to our investment in Samsung Bioepis under the equity method of accounting one quarter in arrears when the results of the entity become available, which is reflected as equity in income (loss) of investee, net of tax in our condensed consolidated statements of income. During 2015, as our share of losses exceeded the carrying value of our initial investment, we suspended recognizing additional losses. In the first quarter of 2019 we restarted recognizing our share of Samsung Bioepis' (income) losses, and we began recognizing amortization on certain basis differences resulting from our November 2018 investment.
Upon investment, the equity method of accounting requires us to identify and allocate differences between the fair value of our investment and the carrying value of our interest in the underlying net assets of the investee. These basis differences are amortized over their economic life. The total basis difference was approximately $675 million and relates to inventory, developed technology, IPR&D and deferred tax balances. The basis differences related to inventory and developed technology will be amortized, net of tax, over their estimated useful lives of 1.5 years and 15 years, respectively, one quarter in arrears.
Our joint venture partner, Samsung BioLogics, is currently subject to an ongoing criminal investigation that we continue to monitor. While this investigation could impact the operations of Samsung Bioepis and its business, we have assessed the value of our investment in Samsung Bioepis and continue to believe that the fair value of the investment is in excess of its net book value.
For the three and six months ended June 30, 2020, we recognized net income on our investment of $15.1 million and $0.4 million, respectively, reflecting our share of income and amortization of basis differences.
As of June 30, 2020 and December 31, 2019, the carrying value of our investment in Samsung Bioepis totaled 668.3 billion South Korean won ($557.5 million) and 670.8 billion South Korean won ($580.2 million), respectively, which is classified as a component of investments and other assets in our condensed consolidated balance sheets.
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
In connection with this transaction, we made an upfront payment of $100.0 million to Samsung Bioepis in January 2020, of which $63.0 million was recorded as research and development expense in 2019 and $37.0 million was recorded as an intangible asset in 2019. We may pay Samsung Bioepis up to $210.0 million in additional development, regulatory and sales-based milestones, including a $15.0 million development milestone which is expected to be paid during the third quarter of 2020.
We also acquired an option to extend the term of our 2013 commercial agreement for BENEPALI, IMRALDI and FLIXABI by an additional five years, subject to payment of an option exercise fee of $60.0 million, and obtained exclusive rights to commercialize these products in China.
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

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

We share 50% of the profit or loss related to our commercial agreement with Samsung Bioepis, which is recognized in collaboration profit (loss) sharing in our condensed consolidated statements of income. For the three and six months ended June 30, 2020, we recognized net profit-sharing expense of $55.4 million and $127.2 million, respectively, to reflect Samsung Bioepis' 50% sharing of the net collaboration profits, compared to $63.4 million and $121.5 million, respectively, in the prior year comparative periods. As discussed above, we have an option to extend this agreement by an additional five years, subject to the payment of an option exercise fee of $60.0 million.
Other Services
Simultaneous with the formation of Samsung Bioepis, we also entered into a technical development services agreement, a manufacturing agreement and a license agreement with Samsung Bioepis. For the three and six months ended June 30, 2020, we recognized $4.5 million and $8.2 million, respectively, in revenues related to these services, which is reflected in collaborative and other relationships revenues as a component of other revenues in our condensed consolidated statements of income, compared to $52.2 million and $77.0 million, respectively, in the prior year comparative periods.
Following the divestiture of our Hillerød, Denmark manufacturing operations in August 2019, FUJIFILM assumed responsibility for the manufacture of clinical and commercial quantities of bulk drug substance of biosimilar products for Samsung Bioepis. We no longer recognize revenues for the manufacturing completed after the Hillerød, Denmark manufacturing facility divestiture date under our technical development services and manufacturing agreements with Samsung Bioepis. For additional information on the divestiture of our Hillerød, Denmark manufacturing operations, please read Note 3, Divestitures, to these condensed consolidated financial statements.
Amounts receivable from Samsung Bioepis related to the agreements discussed above were $13.3 million and $85.0 million as of June 30, 2020 and December 31, 2019, respectively. There were no amounts payable to Samsung Bioepis as of June 30, 2020. Amounts payable to Samsung Bioepis as of December 31, 2019, consisted of the $100.0 million upfront payment related to the 2019 transaction, as discussed above.
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
Additionally, under the terms of the Neurimmune Agreement, we are required to pay Neurimmune a milestone payment of $75.0 million upon the regulatory filing with the FDA for approval of aducanumab and a milestone payment of $100.0 million if aducanumab is launched in the U.S. In July 2020 we and our collaboration partner Eisai announced that we completed the submission of a BLA to the FDA for the approval of aducanumab. As of June 30, 2020, we recorded accrued expenses of approximately $75.0 million related to this milestone payment as it was probable that the submission of the BLA would be completed and the milestone earned. This milestone payment is expected to be paid during the third quarter of 2020. For the three and six months ended June 30, 2020, we recognized net profit-sharing income of $33.8 million to reflect Eisai's 45% share of the $75.0 million milestone expense. We treated this milestone payment as a distribution and recognized it as a charge to noncontrolling interest for the three and six months ended June 30, 2020. For additional information on our collaboration arrangements with Eisai, please read Note 17, Collaborative and Other Relationships, to these condensed consolidated financial statements.
Research and development costs for which we reimburse Neurimmune are reflected in research and development expense in our condensed consolidated statements of income. During the three and six months ended June 30, 2020 and 2019, amounts reimbursed were immaterial.
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
As of June 30, 2020 and December 31, 2019, the carrying value of our investments in certain biotechnology companies representing potential unconsolidated variable interest entities totaled $22.4 million and $22.7 million, respectively. Our maximum exposure to loss related to these variable interest entities is limited to the carrying value of our investments.
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
Loss Contingencies
IMRALDI Patent Litigation
In September 2018 Fresenius Kabi Deutschland GmbH (Fresenius Kabi) commenced proceedings for damages and injunctive relief against Biogen France SAS in the Tribunal de Grande Instance de Paris, alleging that IMRALDI, the adalimumab biosimilar product of Samsung Bioepis UK Limited that Biogen has commercialized in Europe, infringes the French counterpart of European Patent No. 3 148 510 (the '510 Patent), which was issued in June 2018 and expires in May 2035. No hearing has been scheduled.
In October 2018 Fresenius Kabi commenced preliminary injunction proceedings against Biogen (Denmark) Manufacturing ApS and Biogen Denmark A/S in Denmark's Maritime and Commercial High Court alleging infringement of Danish Utility Models. In June 2019 the Danish court denied Fresenius Kabi's request for a preliminary injunction and Fresenius Kabi has appealed that decision. In July 2020 the Danish Patent Board of Appeal revoked the Utility Models that were the subject of Fresenius Kabi’s October 2018 request for a preliminary injunction. Fresenius Kabi has not yet appealed those revocations.
In June 2020 Fresenius Kabi commenced preliminary injunction proceedings against Biogen (Denmark) Manufacturing ApS and Biogen (Denmark) A/S in Denmark’s Maritime and Commercial High Court alleging infringement of another Danish Utility Model. No hearing has been scheduled in that action.
In November 2018 Fresenius Kabi commenced infringement proceedings for damages and injunctive relief against Biogen Italia S.R.L. in the District Court of Milan relating to the Italian counterpart of the ‘510 Patent, and against Biogen GmbH in the Düsseldorf Regional Court relating to the German counterpart of the ‘510 Patent. In Italy, Fresenius Kabi has surrendered the Italian counterpart of the ‘510 Patent and has moved to dismiss its infringement action. A hearing in the proceeding in Germany has been set for April 2021.
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
In August 2019 Biogen B.V. (Netherlands) and Samsung Bioepis UK Limited filed an action in the District Court of the Hague, Netherlands to revoke the Dutch counterpart of the '667 Patent. Gedeon Richter filed a separate action for infringement in the same court. A hearing was held in May 2020 on the request for revocation and the infringement action and a decision is pending.
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
Dispute with Jacobs Switzerland GmbH
Jacobs Switzerland GmbH, the general contractor for the construction of our large-scale biologics manufacturing facility in Solothurn, Switzerland, claims approximately 31.0 million Swiss Francs (approximately $33.0 million) relating to construction costs. We dispute the claim.
Other Matters
Petition for Inter Partes Review
In July 2018 Mylan filed a petition that was granted by the U.S. Patent Trial and Appeal Board (PTAB) for inter partes review of the '514 Patent, which covers treatment of MS with 480 mg of dimethyl fumarate per day as provided for in our TECFIDERA label. In February 2020 the PTAB issued a final written decision upholding the patentability of the ‘514 Patent and in April 2020 Mylan filed an appeal in the Federal Circuit, which is pending.
Hatch-Waxman Act Litigation relating to TECFIDERA Orange-Book Listed Patents
In 2017, 2018 and 2019 we filed patent infringement proceedings relating to TECFIDERA Orange-Book listed patents pursuant to the Drug Price Competition and Patent Term Restoration Act of 1984, commonly known as the Hatch-Waxman Act, against Accord Healthcare Inc., Alkem Laboratories Ltd., Amneal Pharmaceuticals LLC, Aurobindo Pharma U.S.A., Inc., Cipla Limited, Glenmark Pharmaceuticals Ltd., Graviti Pharmaceuticals Pvt. Ltd., Hetero USA, Inc., Lupin Atlantis Holdings SA, Macleods Pharmaceuticals, Ltd., MSN Laboratories Pvt. Ltd., Pharmathen S.A., Prinston Pharmaceutical Inc., Sandoz Inc., Sawai USA, Inc., Shilpa Medicare Limited, Slayback Pharma LLC, Torrent Pharmaceuticals Ltd., TWi Pharmaceuticals, Inc., Windlas Healthcare Pvt. Ltd. and Zydus Pharmaceuticals (USA) Inc. (the Delaware Defendants) in the U.S. District Court for the District of Delaware (the Delaware Court) and against Mylan in the West Virginia Court. The litigation against Aurobindo Pharma U.S.A., Inc., Glenmark Pharmaceuticals Ltd. and Sawai USA, Inc. was dismissed in the fourth quarter of 2019.
A trial against the remaining Delaware Defendants was held in the Delaware Court in December 2019 and we are awaiting a decision.
On June 22, 2020, the West Virginia Court entered judgment for Mylan that the asserted claims of the ‘514 Patent are invalid for lack of written description. We appealed the judgment on June 23, 2020, to the Federal Circuit and filed an emergency motion for an injunction pending resolution of the appeal. On June 30, 2020, the Federal Circuit entered an interim injunction enjoining Mylan from launching its generic version of TECFIDERA pending the Federal Circuit's consideration of our request for an injunction pending appeal.
We have entered into settlement agreements with some of the Delaware Defendants and we now anticipate market entry of a generic product equivalent to TECFIDERA before the ‘514 Patent expires in February 2028.
European Patent Office Oppositions
In 2016 the European Patent Office (EPO) revoked our European Patent No. 2 137 537, which covers the treatment of MS with 480 mg of dimethyl fumarate as provided for in our TECFIDERA label. We have appealed to the Technical Boards of Appeal of the EPO and a hearing has been set for January 2021.
In March 2018 the EPO revoked Forward Pharma’s European Patent No. 2 801 355, which expires in October 2025. Forward Pharma has filed an appeal to the Technical Boards of Appeal of the EPO and a hearing has been set for February 2021.
TYSABRI Patent Revocation Matters
In November 2017 Bioeq GMBH, affiliated with the Polpharma Group, brought an action in the Polish Patent Office seeking to revoke Polish Patent No. 215263 (the Polish '263 Patent), which corresponds to our European Patent No. 1 485 127 (the E.U. '127 Patent) and covers administration of natalizumab (TYSABRI) to treat MS. The Polish '263 Patent expires in February 2023. No hearing has been set in this matter.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

Swiss Pharma International AG, also affiliated with the Polpharma Group, filed actions in the District Court of the Hague, Netherlands (January 2016), the German Patents Court (March 2016) and the Commercial Court of Rome (November 2017) seeking to invalidate the Dutch, German and Italian counterparts, respectively, of the E.U. '127 Patent, which also cover administration of natalizumab (TYSABRI) to treat MS and expire in February 2023. The Dutch and German counterparts were ruled invalid. The decision in the Dutch action was affirmed on appeal and the German appeal has been withdrawn. No hearing has been set in the Italian action.
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
Annulment Proceeding in General Court of the European Union relating to TECFIDERA
In October 2018 Pharmaceutical Works Polpharma SA (Polpharma) filed an application in the General Court of the European Union seeking to annul a decision of the European Medicines Agency (EMA) in which the EMA refused to validate Polpharma’s application to market a generic version of TECFIDERA on the grounds that TECFIDERA benefits from regulatory data protection (RDP). Polpharma disputes that TECFIDERA benefits from RDP. Biogen and the European Commission were granted leave to intervene in the case in support of the EMA and the case is pending. A hearing was held on July 13, 2020, and we are awaiting a decision.
Government Matters
We have learned that state and U.S. governmental authorities are investigating our sales and promotional practices and have received related subpoenas. We are cooperating with the investigation.
We have received subpoenas and other requests from the U.S. government for documents and information relating to our relationship with non-profit organizations that assist patients taking drugs sold by Biogen and the government has challenged some of our contributions to these organizations. We have reached an agreement in principle with the government to resolve this matter.
Tax Matter
We previously reported that the State Treasury of Goias, Brazil issued tax assessments for the period 2013 through February 2018 relating to tax on the circulation of goods and totaling approximately $70.0 million including interest and penalties. In May 2020 the tax auditor recommended the cancellation of these assessments. We do not anticipate reporting on this matter further.
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

Our innovative drug development and commercialization activities are complemented by our biosimilar business that expands access to medicines and reduce the cost burden for healthcare systems. Through Samsung Bioepis Co., Ltd. (Samsung Bioepis), our joint venture with Samsung BioLogics Co., Ltd. (Samsung BioLogics), we market and sell BENEPALI, an etanercept biosimilar referencing ENBREL, IMRALDI, an adalimumab biosimilar referencing HUMIRA, and FLIXABI, an infliximab biosimilar referencing REMICADE, in certain countries in Europe and have exclusive rights to commercialize these products in China. Additionally, we have exclusive rights to commercialize two potential ophthalmology biosimilar products, SB11 referencing LUCENTIS and SB15 referencing EYLEA, in major markets worldwide, including the U.S., Canada, Europe, Japan and Australia. For additional information on our collaboration arrangements with Samsung Bioepis, please read Note 17, Collaborative and Other Relationships, to our condensed consolidated financial statements included in this report.
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
Business Update Regarding COVID-19
The COVID-19 pandemic continues to present a substantial public health and economic challenge around the world and is affecting our employees, patients, communities and business operations, as well as the U.S. and other major economies and financial markets. The length of time and full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition will depend on future developments that are highly uncertain, subject to change and are difficult to predict, including new information that may emerge concerning COVID-19, the actions taken to contain it or treat its impact and the economic impact on local, regional, national and international markets.

To date, we and our collaboration partners have been able to continue to supply our products to our patients worldwide and currently do not anticipate any interruptions in supply. We have and are continuing to assess the actual and potential impacts of the COVID-19 pandemic on our business and operations, including our sales, expenses, manufacturing and clinical trials.
We are monitoring the demand for our products, including the duration and degree to which we may see declines in customer orders or delays in starting new patients on a product due to hospitals diverting the resources that are necessary to administer certain of our products to care for COVID-19 patients, including products, such as TYSABRI and SPINRAZA, that are administered in a physician's office or hospital setting. We may also see reduced demand for immunosuppressant therapies during the COVID-19 pandemic.
We have suspended the vast majority of our in-person interactions by our customer-facing professionals in healthcare settings and have engaged with these customers remotely as we seek to continue to support healthcare professionals and patient care. During the second quarter of 2020, we began limited in-person customer meetings and interactions consistent with local government mandates.
In the first quarter of 2020 we believe we benefited from precautionary measures taken by our customers due to the COVID-19 pandemic, such as increasing their levels of stock in anticipation of any interruptions from the pandemic, but over the longer term we may see an impact from advance sales or fewer patients visiting their healthcare provider to initiate, change or receive therapy. During the second quarter of 2020 we believe customers began to utilize the product purchased in the first quarter of 2020, which adversely affected sales in the second quarter of 2020.
We may also see lower new prescriptions or refills of existing prescriptions due to increased unemployment as a result of the COVID-19 pandemic. The severity and duration of unemployment in the U.S. resulting from the effects of the COVID-19 pandemic may result in higher reserves for discounts and allowances in the second half of the year due to higher expected utilization of Medicaid.
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
While we are currently continuing the clinical trials we have underway in sites across the globe, COVID-19 precautions have impacted the timeline for some of our clinical trials and these precautions may, directly or indirectly, have a further impact on timing in the future. For example, our Phase 3 study of BIIB093 (glibenclamide IV) for large hemispheric infarction, a severe form of ischemic stroke, has been delayed as this study involves administration of BIIB093 in an acute hospital setting. We have also paused the initiation of new clinical trials for compounds that are known to be immunosuppressants. To help mitigate the impact of the COVID-19 pandemic to our clinical trials, we are pursuing innovative approaches such as remote monitoring, remote patient visits and supporting home infusions. These alternative measures have resulted in a modest increase to the cost of the clinical trials underway.
In the U.S. and in most other key markets, our office-based employees began working from home in early March 2020, while we ensured essential staffing levels in our operations remained in place, including maintaining key personnel in our laboratories and manufacturing facilities. As local regulations have permitted, we have begun to re-open certain of our offices, allowing employees to return to our offices in a phased, planned approach. To provide a safe work environment for our employees, we have, among other things, increased the cadence of sanitization of our office facilities, implemented various social distancing measures on our campuses, issued travel advisories to our employees consistent with government regulations and restricted participation of our employees in any events that have large gatherings.
We are helping to increase the understanding of COVID-19 and advance research efforts and potential therapeutic options. For example, we have entered into a consortium with the Broad Institute of MIT and Harvard and Partners HealthCare to build and share a COVID-19 biobank. The biobank will help scientists study a large collection of de-identified biological and medical data to advance knowledge and search for potential vaccines and treatments for COVID-19. In May 2020 we entered into a process development and manufacturing agreement with Vir Biotechnology, Inc. (Vir) for the process development and clinical manufacturing of Vir's human monoclonal antibodies for the potential treatment of COVID-19. In addition, the Biogen Foundation has contributed $10.0 million to support the global response efforts related to the COVID-19 pandemic and the immediate needs of communities affected by it.
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
Our products and revenue streams continue to face increasing competition in many markets from generic versions, prodrugs and biosimilars of existing products as well as products approved under abbreviated regulatory pathways. Such products are likely to be sold at substantially lower prices than branded products. Accordingly, the introduction of such products as well as other lower-priced competing products may significantly reduce both the price that we are able to charge for our products and the volume of products we sell, which will negatively impact our revenues. In addition, when a generic version of one of our products is commercialized, it may, in some cases, be automatically substituted for our product and reduce our revenues in a short period of time.
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
TECFIDERA
On June 22, 2020, the U.S. District Court for the Northern District of West Virginia (the West Virginia Court) entered judgment for Mylan Pharmaceuticals, Inc. (Mylan) that the asserted claims of our U.S. Patent No. 8,399,514 (the '514 Patent) are invalid for lack of written description. The '514 Patent covers treatment of MS with 480 mg of dimethyl fumarate per day as provided for in our TECFIDERA label, and the litigation was filed pursuant to the Drug Competition and Patent Term Restoration Act of 1984, commonly known as the Hatch-Waxman Act. We appealed the judgment on June 23, 2020, to the U.S. Court of Appeals for the Federal Circuit (Federal Circuit) and filed an emergency motion for an injunction pending resolution of the appeal. On June 30, 2020, the Federal Circuit entered an interim injunction enjoining Mylan from launching its generic version of TECFIDERA pending the Federal Circuit's consideration of our request for an injunction pending appeal. In the event that our request for an injunction pending appeal is denied, generic entry could occur during the appeal.
The '514 Patent has also been challenged in the U.S. District Court of Delaware in litigation filed pursuant to the Hatch-Waxman Act (the Delaware action) and we are awaiting a decision.
We have entered into settlement agreements with some of the defendants in the Delaware action and we now anticipate market entry of a generic product equivalent to TECFIDERA before the '514 Patent expires in February 2028.
In February 2020, in an inter partes review proceeding filed by Mylan, the U.S. Patent Trial and Appeal Board (PTAB) ruled that the challenged claims of the '514 Patent are patentable. Mylan has appealed and the appeal is pending.
The commercialization of a generic version of TECFIDERA would have an adverse impact on our TECFIDERA sales and our results of operations.

For additional information, please read Note 19, Litigation, to these condensed consolidated financial statements.
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
Compliance with any resulting regulatory mandates may prove challenging and the macroeconomic impact on our sales and consolidated results of operations from these developments remains unknown. We do not expect Brexit to have a material impact on our consolidated results of operations as less than 4% of our total product revenues for the three and six months ended June 30, 2020, were derived from U.K. sales, which is consistent with full year product sales in 2019.
We have implemented measures to meet E.U. legal and regulatory requirements and continue to modify our business operations to prepare for the end of the transition period and the finalization of the terms of the U.K.'s separation from the E.U. However, we cannot predict the direction Brexit-related developments will take nor the impact of those developments on our European operations and the economies of the markets where we operate. Therefore, we will continue to monitor developments in this area and assess any potential impact on our business and results of operations.

Financial Highlights
Diluted earnings per share attributable to Biogen Inc. was $9.59 for the three months ended June 30, 2020, representing an increase of 22.2% over $7.85 in the same period in 2019.
As further described below under Results of Operations, our net income and diluted earnings per share attributable to Biogen Inc. for the three months ended June 30, 2020, compared to the three months ended June 30, 2019, reflects the following:

•	Total revenues were $3,681.6 million for the second quarter of 2020, representing an increase of 1.8% over $3,616.7 million in the same period in 2019.

•
Product revenues, net totaled $2,795.7 million for the second quarter of 2020, representing a decrease of 2.9% over $2,880.3 million in the same period in 2019. This decrease was primarily due to a 3.5% decrease in MS product revenues and a 6.9% decrease in our biosimilar products, partially offset by a 1.3% increase in revenues from SPINRAZA.

◦
We believe that, due to the COVID-19 pandemic, there was an acceleration in sales in the first quarter of 2020, primarily in the E.U., that increased revenues by approximately $100.0 million. During the second quarter of

2020 we believe customers began to utilize the product purchased (approximately $75.0 million) in the first quarter of 2020, which adversely affected sales in the second quarter of 2020.

•
Revenues from anti-CD20 therapeutic programs totaled $478.3 million for the second quarter of 2020, representing a decrease of 17.0% from $576.4 million in the same period in 2019. This decrease was primarily due to a 33.0% decrease in RITUXAN revenues, partially offset by a 14.0% increase in royalty revenues on sales of OCREVUS. We believe that sales of RITUXAN have been adversely affected by the onset of biosimilars competition and adverse impacts that we believe were due to the COVID-19 pandemic, as hospitals prioritize the treatment of COVID-19 patients and/or patients decide to delay treatment.

•
Other revenues totaled $407.6 million for the second quarter of 2020, representing an increase from $160.0 million in the same period in 2019. This increase reflects $329.4 million related to the delivery of the license for certain of our manufacturing-related intellectual property to a contract manufacturing customer.

•
Total cost and expenses were $1,707.1 million for the second quarter of 2020, representing an increase of 2.8% from $1,660.8 million in the same period in 2019. This increase was primarily due to a 33.6% increase in research and development expense, partially offset by a 13.7% decrease in cost of sales.

◦
The increase in research and development expense was primarily due to $208.0 million in charges recognized upon the closing of our collaboration with Sangamo Therapeutics, Inc. (Sangamo) in the second quarter of 2020.

As described below under Financial Condition, Liquidity and Capital Resources:

•	Cash, cash equivalents and marketable securities totaled approximately $5.3 billion and $5.9 billion as of June 30, 2020 and December 31, 2019, respectively.

•
We repurchased and retired approximately 9.0 million shares of our common stock at a cost of approximately $2.8 billion during the second quarter of 2020 under a program authorized by our Board of Directors in

December 2019 to repurchase up to $5.0 billion of our common stock (December 2019 Share Repurchase Program).

•	On April 30, 2020, we issued senior unsecured notes for an aggregate principal amount of $3.0 billion (2020 Senior Notes).
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
Sangamo Therapeutics, Inc.
In April 2020 we closed a collaboration and license agreement with Sangamo to develop and commercialize ST-501 for tauopathies, including AD; ST-502 for synucleinopathies, including, Parkinson’s disease; a third neuromuscular disease target; and up to nine additional neurological disease targets to be identified and selected within a five-year period.
For additional information on our collaboration arrangement with Sangamo, please read Note 17, Collaborative and Other Relationships, to our condensed consolidated financial statements included in this report.
Other Key Developments
Aducanumab (AB mAb)
In July 2020 we and our collaboration partner Eisai Co., Ltd. (Eisai) announced that we completed the submission of a Biologics License Application (BLA) to the U.S. Food and Drug Administration (FDA) for the approval of aducanumab, an anti-amyloid beta antibody candidate for the potential treatment of AD. The completed submission followed ongoing collaboration with the FDA and includes clinical data from the Phase 3 EMERGE and ENGAGE studies as well as the Phase 1b PRIME study.
During the first quarter of 2020 we initiated the EMBARK global re-dosing clinical study, which is designed to evaluate aducanumab in eligible AD patients who were actively enrolled in aducanumab studies (PRIME, EVOLVE, EMERGE and ENGAGE) in March 2019.

Results of Operations
Revenues
Revenues are summarized as follows:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
(In millions, except percentages)	2020		2019		2020		2019
Product revenues, net:
United States	$1,721.7	46.8%	$1,744.4	48.2%	$3,304.9	45.8%	$3,257.7	45.8%
Rest of world	1,074.0	29.2	1,135.9	31.4	2,395.4	33.2	2,302.6	32.4
Total product revenues, net	2,795.7	75.9	2,880.3	79.6	5,700.3	79.0	5,560.3	78.2
Revenues from anti-CD20 therapeutic programs	478.3	13.0	576.4	15.9	998.7	13.8	1,093.8	15.4
Other revenues	407.6	11.1	160.0	4.4	516.9	7.2	452.4	6.4
Total revenues	$3,681.6	100.0%	$3,616.7	100.0%	$7,215.9	100.0%	$7,106.5	100.0%

Product Revenues
Product revenues are summarized as follows:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
(In millions, except percentages)	2020		2019		2020		2019
Multiple Sclerosis:
Fumarate*	$1,190.3	42.6%	$1,150.2	39.9%	$2,291.1	40.2%	$2,149.0	38.6%
Interferon**	481.4	17.2	554.4	19.2	947.4	16.6	1,055.3	19.0
TYSABRI	432.0	15.5	475.3	16.5	954.4	16.7	935.7	16.8
FAMPYRA	23.0	0.8	24.1	0.8	51.3	0.9	47.0	0.8
Subtotal: MS product revenues	2,126.7	76.1	2,204.0	76.5	4,244.2	74.5	4,187.0	75.3

Spinal Muscular Atrophy:
SPINRAZA	494.6	17.7	488.2	16.9	1,059.6	18.6	1,006.7	18.1

Biosimilars:
BENEPALI	106.2	3.8	120.3	4.2	239.7	4.2	244.3	4.4
IMRALDI	44.8	1.6	47.3	1.6	106.4	1.9	83.0	1.5
FLIXABI	20.6	0.7	16.8	0.6	44.3	0.8	31.5	0.6
Subtotal: Biosimilar product revenues	171.6	6.1	184.4	6.4	390.4	6.8	358.8	6.5

Other:
FUMADERM	2.8	0.1	3.7	0.1	6.1	0.1	7.8	0.1

Total product revenues	$2,795.7	100.0%	$2,880.3	100.0%	$5,700.3	100.0%	$5,560.3	100.0%

*Fumarate includes TECFIDERA and VUMERITY. VUMERITY became commercially available in the U.S. in November 2019.
**Interferon includes AVONEX and PLEGRIDY.

Multiple Sclerosis (MS)
Fumarate
Fumarate revenues include sales from TECFIDERA and VUMERITY. In October 2019 the FDA approved VUMERITY for the treatment of RMS and VUMERITY became commercially available in the U.S. in November 2019.
For the three and six months ended June 30, 2020, compared to the same periods in 2019, the increases of 6.0% and 7.0%, respectively, in U.S. Fumarate revenues were primarily due to net price increases and increases in Fumarate sales volumes of 3.4% and 5.0%, respectively. Volume in the second quarter of 2020 reflected favorable channel dynamics of approximately $33.0 million.
For the three months ended June 30, 2020, compared to the same period in 2019, the decrease of 4.2% in rest of world Fumarate revenues was primarily due to pricing reductions in certain European countries and unfavorable foreign currency impact, partially offset by an increase in sales volumes of 3.5%.
We believe that, due to the COVID-19 pandemic, there was an acceleration in sales during the first quarter of 2020 that increased Fumarate revenues by approximately $15.0 million in the U.S. and approximately $28.0 million in rest of world. During the second quarter of 2020 we believe customers began to utilize the product purchased (approximately $15.0 million in the U.S. and approximately $17.0 million in rest of world) in the first quarter of 2020, which adversely affected sales in the second quarter of 2020.
For the six months ended June 30, 2020, compared to the same period in 2019, the increase of 5.4% in rest of world Fumarate revenues was primarily due to an increase in sales volumes of

12.1%, which was primarily related to our European and Japanese markets, partially offset by pricing reductions in certain European countries. The increase in volumes was primarily due to continued strong patient growth in our E.U. direct markets, including Italy, Spain and the U.K., as well as growth in Asia (Japan) and Latin America (Brazil).
On June 22, 2020, the West Virginia Court entered judgment for Mylan that the asserted claims of the '514 Patent are invalid for lack of written description. The '514 Patent covers treatment of MS with 480 mg of dimethyl fumarate per day as provided for in our TECFIDERA label, and the litigation was filed pursuant to the Hatch-Waxman Act. We appealed the judgment on June 23, 2020, to the Federal Circuit and filed an emergency motion for an injunction pending resolution of the appeal. On June 30, 2020, the Federal Circuit entered an interim injunction enjoining Mylan from launching its generic version of TECFIDERA pending the Federal Circuit's consideration of our request for an injunction pending appeal. In the event that our request for an injunction pending appeal is denied, generic entry could occur during the appeal.
The '514 Patent has also been challenged in the Delaware action and we are awaiting a decision.
We have entered into settlement agreements with some of the defendants in the Delaware action and we now anticipate market entry of a generic product equivalent to TECFIDERA before the '514 Patent expires in February 2028.
In February 2020, in an inter partes review proceeding filed by Mylan, the PTAB ruled that the challenged claims of the '514 Patent are patentable. Mylan has appealed and the appeal is pending.
The commercialization of a generic version of TECFIDERA would have an adverse impact on our TECFIDERA sales and our results of operations.
For additional information, please read Note 19, Litigation, to our condensed consolidated financial statements included in this report.
We anticipate an increase in TECFIDERA demand in rest of world in 2020, compared to 2019, notwithstanding the increasing competition from additional treatments for MS and potential disruptions from the COVID-19 pandemic. We expect volume growth in our rest of world markets to offset volume declines in the U.S in 2020, assuming no generic TECFIDERA competition in the U.S. Due to the COVID-19 pandemic, we may experience variability in sales between quarters within the year.

Interferon
For the three and six months ended June 30, 2020, compared to the same periods in 2019, the decreases of 9.0% and 9.7%, respectively, in U.S. Interferon revenues were primarily due to decreases in Interferon sales volumes of 10.8% and 9.6%, respectively. The net declines in sales volumes reflect the continued decline of the Interferon market as patients transition to other higher efficacy and oral MS therapies, which negatively impacted comparative revenues by $55.0 million and $95.0 million, respectively. The declines were partially offset by favorable channel dynamics of $15.0 million and $27.0 million for the three and six months ended June 30, 2020, respectively.
For the three and six months ended June 30, 2020, compared to the same periods in 2019, the decreases of 22.3% and 11.2%, respectively, in rest of world Interferon revenues were primarily due to decreases in Interferon sales volumes of 17.8% and 7.0%, respectively.
We believe that, due to the COVID-19 pandemic, there was an acceleration in sales during the first quarter of 2020 that increased Interferon revenues by approximately $4.0 million in the U.S. and approximately $25.0 million in rest of world. During the second quarter of 2020 we believe customers began to utilize the product purchased (approximately $4.0 million in the U.S. and approximately $15.0 million in rest of world) in the first quarter of 2020, which adversely affected sales in the second quarter of 2020.
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
TYSABRI
For the three months ended June 30, 2020, compared to the same period in 2019, the decrease of 7.6% in U.S. TYSABRI revenues was primarily due to unfavorable inventory channel dynamics of approximately $9.0 million and lower demand of approximately $14.0 million due to site of care closures resulting from the COVID-19 pandemic.
For the six months ended June 30, 2020, compared to the same period in 2019, the increase of 2.5% in U.S. TYSABRI revenues was primarily due to price increases, partially offset by higher discounts and allowance rates.
For the three months ended June 30, 2020, compared to the same period in 2019, the decrease of 10.9% in rest of world TYSABRI revenues was primarily due to an unfavorable foreign currency impact of approximately $12.0 million and an unfavorable volume impact of approximately $10.0 million, which we believe reflects the utilization of approximately $5.0 million of product purchased in the first quarter of 2020 due to the COVID-19 pandemic and site of care closures resulting from the COVID-19 pandemic.
For the six months ended June 30, 2020, compared to the same period in 2019, rest of world TYSABRI revenues remained flat.
Due to the COVID-19 pandemic, we may experience variability in sales between quarters within the year.

We anticipate TYSABRI demand to be stable on a global basis in 2020, compared to 2019, despite increasing competition from additional treatments for MS, including OCREVUS. We believe that some TYSABRI infusions may be delayed as hospitals prioritize the treatment of COVID-19 patients and/or patients decide to delay treatment.
Spinal Muscular Atrophy
SPINRAZA
For the three months ended June 30, 2020, compared to the same period in 2019, the decrease of 8.8% in U.S. SPINRAZA revenues was primarily due to a decrease in sales volumes of 9.4% as a result of lower loading and maintenance doses due to site of care closures in April and May 2020 as a result of the COVID-19 pandemic.
For the six months ended June 30, 2020, compared to the same period in 2019, the decrease of 1.8% in U.S. SPINRAZA revenues was primarily due to a decrease in sales volumes of 0.8% as a result of lower loading and maintenance doses due to site of care closures in April and May 2020 resulting from the COVID-19 pandemic and higher discount and allowance rates, partially offset by price increases.
For the three and six months ended June 30, 2020, compared to the same periods in 2019, the increases of 10.4% and 11.1%, respectively, in rest of world SPINRAZA revenues were primarily due to increases in sales volumes of 18.4% and 23.9%, respectively, partially offset by the impact of a shift from loading to maintenance doses, lower net prices and the unfavorable impact of foreign currency exchange.
We believe that, due to the COVID-19 pandemic, there was an acceleration in sales during the first quarter of 2020 that increased SPINRAZA revenues by approximately $6.0 million in the U.S. and $5.0 million in rest of world. During the second quarter of 2020 we believe customers began to utilize the product purchased (approximately $6.0 million in the U.S. and approximately $4.0 million in rest of world) in the first quarter of 2020, which adversely affected sales in the second quarter of 2020.
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
We face competition from a new gene therapy product that was approved in the U.S. in May 2019 and in the E.U. in May 2020 for the treatment of SMA. Additionally, we are aware of other products in development that, if successfully developed and approved, may compete with SPINRAZA in the SMA market, including potential oral products. Future sales of SPINRAZA may be adversely affected by the commercialization of competing products.
For information on our collaboration arrangements with Ionis Pharmaceuticals, Inc. (Ionis), please read Note 18, Collaborative and Other Relationships, to our consolidated financial statements included in our 2019 Form 10-K.

Biosimilars
BENEPALI, IMRALDI and FLIXABI
For the three months ended June 30, 2020, compared to the same period in 2019, the decrease of 6.9% in biosimilar revenues was primarily due to the unfavorable impact of price decreases, partially offset by increased volumes.
For the six months ended June 30, 2020, compared to the same period in 2019, the increase of 8.8% in biosimilar revenues was primarily due to the continued launch of IMRALDI in Europe, partially offset by the unfavorable impact of price decreases.
Additionally, we believe that, due to the COVID-19 pandemic, there was an acceleration in sales during the first quarter of 2020 that increased biosimilar revenues by approximately $15.0 million. During the second quarter of 2020 we believe customers began to utilize the product purchased (approximately $9.0 million) in the first quarter of 2020, which adversely affected sales in the second quarter of 2020.
Due to the COVID-19 pandemic, we may experience variability in sales between quarters within the year.
In 2020 we expect modest to moderate revenue growth for our biosimilars business depending on the impact of the COVID-19 pandemic. We expect growth to be primarily driven by the continued launch of IMRALDI in Europe, partially offset by price reductions in certain European countries.
For additional information on our collaboration arrangements with Samsung Bioepis, please read Note 17, Collaborative and Other Relationships, to our condensed consolidated financial statements included in this report.
Revenues from Anti-CD20 Therapeutic Programs
Genentech (Roche Group)
Our share of RITUXAN, including RITUXAN HYCELA, and GAZYVA collaboration operating profits in the U.S. and other revenues from anti-CD20 therapeutic programs are summarized in the table below. For purposes of this discussion, we refer to RITUXAN and RITUXAN HYCELA collectively as RITUXAN.
Biogen’s Share of Pre-tax Profits in the U.S. for RITUXAN and GAZYVA
The following tables provide a summary of amounts comprising our share of pre-tax profits in the U.S. for RITUXAN and GAZYVA:

	For the Three Months Ended June 30,
(In millions)	2020	2019
Product revenues, net	$807.9	$1,165.0
Cost and expenses	121.5	158.5
Pre-tax profits in the U.S.	686.4	1,006.5
Biogen's share of pre-tax profits	$257.5	$377.2

	For the Six Months Ended June 30,
(In millions)	2020	2019
Product revenues, net	$1,886.1	$2,391.7
Cost and expenses	268.9	331.4
Pre-tax profits in the U.S.	1,617.2	2,060.3
Biogen's share of pre-tax profits	$598.8	$768.0

For the three and six months ended June 30, 2020, compared to the same periods in 2019, the decreases in U.S. product revenues, net were primarily due to decreased sales volume of RITUXAN in the U.S. of 28.7% and 19.4%, respectively, due to the onset of biosimilars competition and the adverse impacts that we believe were due to the COVID-19 pandemic, as hospitals prioritize the treatment of COVID-19 patients and/or patients decide to delay treatment.
For the three and six months ended June 30, 2020, compared to the same periods in 2019, the increases in U.S. product revenues, net also reflects increases in GAZYVA sales volume of 20.9% and 36.8%, respectively.
For the three and six months ended June 30, 2020, compared to the same periods in 2019, the decreases in collaboration costs and expenses were primarily due to lower cost of sales on RITUXAN.
We are aware of anti-CD20 molecules, including biosimilar products, in development that if successfully developed and approved, could compete with RITUXAN and GAZYVA in the oncology market. The introduction of a biosimilar product can result in a significant reduction in net sales for the relevant product, as other manufacturers typically offer their versions at lower prices. In November 2019 and January 2020 biosimilar products referencing RITUXAN were launched in the U.S. and this could adversely affect the pre-tax profits of our collaboration arrangements with Genentech, which could, in turn, adversely affect in a significant manner our co-promotion profits in the U.S. in future years.

Other Revenues from Anti-CD20 Therapeutic Programs
Other revenues from anti-CD20 therapeutic programs consist of royalty revenues on sales of OCREVUS and our share of pre-tax co-promotion profits from RITUXAN in Canada.
For the three and six months ended June 30, 2020, compared to the same periods in 2019, the increases in other revenues from anti-CD20 therapeutic programs were primarily due to sales growth of OCREVUS. Royalty revenues recognized on sales of OCREVUS for the three and six months ended June 30, 2020, totaled $208.2 million and $370.5 million, respectively, compared to $182.7 million and $294.3 million, respectively, in the prior year comparative periods.
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
Other Revenues
Other revenues are summarized as follows:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
(In millions, except percentages)	2020		2019		2020		2019
Revenues from collaborative and other relationships	$5.0	1.2%	$52.1	32.6%	$8.9	1.7%	$76.5	16.9%
Other royalty and corporate revenues	402.6	98.8	107.9	67.4	508.0	98.3	375.9	83.1
Total other revenues	$407.6	100.0%	$160.0	100.0%	$516.9	100.0%	$452.4	100.0%
Revenues from Collaborative and Other Relationships
Revenues from collaborative and other relationships primarily include revenues from our technical development services and manufacturing agreements with Samsung Bioepis and royalty revenues on biosimilar products from Samsung Bioepis.
Following the divestiture of our Hillerød, Denmark manufacturing operations in August 2019,

FUJIFILM Corporation (FUJIFILM) assumed responsibility for the manufacture of clinical and commercial quantities of bulk drug substance of biosimilar products for Samsung Bioepis. We no longer recognize revenues for the manufacturing completed after the manufacturing facility divestiture date under our technical development services and manufacturing agreements with Samsung Bioepis.

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
During the third quarter of 2019 we amended our agreement with a contract manufacturing customer, pursuant to which we licensed certain of our manufacturing-related intellectual property to the customer. In the second quarter of 2020 the customer received regulatory approval for its product that is being manufactured using certain of our manufacturing-related intellectual property. As a result, we are entitled to $500.0 million in a series of three payments. The first payment became due upon regulatory approval of such product and was received during the second quarter of 2020. Subsequent payments are due on the first and second anniversaries of the regulatory approval.
Other corporate revenues for the three and six months ended June 30, 2020, reflect $329.4 million related to the delivery of the license for certain of our manufacturing-related intellectual property under the amended agreement discussed above. We have allocated the remaining $170.6 million of the $500.0 million transaction price to the performance of manufacturing product supply services for the customer, which we expect to perform through 2026. The value allocated to the manufacturing services was based on expected demand for supply and the fair value of comparable manufacturing and development services.
For the three and six months ended June 30, 2020, compared to the same periods in 2019, the increases in other royalty and corporate revenues were due to higher contract manufacturing revenues, primarily resulting from $329.4 million in revenues related to the delivery of the license for certain of our manufacturing-related intellectual property to a contract manufacturing customer discussed above. The increase was partially offset by revenues recognized in 2019 under the manufacturing and supply agreement with Bioverativ Inc. (Bioverativ) entered into in connection with the spin-off of our hemophilia business as well as revenues recognized in 2019 under our technical development services and manufacturing agreements with Samsung Bioepis prior to the divestiture of our Hillerød, Denmark manufacturing facility operations.
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

Reserves for discounts, contractual adjustments and returns that reduced gross product revenues are summarized as follows:
For the three and six months ended June 30, 2020, reserves for discounts and allowances as a percentage of gross product revenues were 26.0% and 25.8%, respectively, compared to 23.1% in both prior year comparative periods.
The severity and duration of unemployment in the U.S. resulting from the effects of the COVID-19 pandemic may result in higher reserves for discounts and allowances in the second half of the year due to higher expected utilization of Medicaid.

Discounts
Discounts include trade term discounts and wholesaler incentives.
For the three and six months ended June 30, 2020, compared to the same periods in 2019, the increase in discounts were primarily driven by an increase in sales.
Contractual Adjustments
Contractual adjustments primarily relate to Medicaid and managed care rebates, co-payment assistance, Veterans Administration, Public Health Service discounts, specialty pharmacy program fees and other government rebates or applicable allowances.
For the three and six months ended June 30, 2020, compared to the same periods in 2019, the increases in contractual adjustments were primarily due to higher managed care rebates and governmental rebates in the U.S. as well as higher governmental rebates and allowances in the rest of world, due in part to increases in SPINRAZA sales volumes worldwide.
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
For the three and six months ended June 30, 2020, compared to the same periods in 2019, return reserves were relatively consistent.
For additional information on our revenue reserves, please read Note 4, Revenues, to our condensed consolidated financial statements included in this report.

Cost and Expenses
A summary of total cost and expenses is as follows:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
(In millions, except percentages)	2020	2019	Change %	2020	2019	Change %
Cost of sales, excluding amortization and impairment of acquired intangible assets	$411.1	$476.3	(13.7)%	$865.5	$1,078.3	(19.7)%
Research and development	647.6	484.8	33.6	1,123.9	1,048.5	7.2
Selling, general and administrative	555.1	587.6	(5.5)	1,125.2	1,155.3	(2.6)
Amortization and impairment of acquired intangible assets	61.5	70.1	(12.3)	133.0	138.3	(3.8)
Collaboration profit (loss) sharing	21.8	63.5	(65.7)	93.5	121.6	(23.1)
Loss on divestiture of Hillerød, Denmark manufacturing operations	—	(2.3)	**	—	113.2	**
(Gain) loss on fair value remeasurement of contingent consideration	10.0	(20.0)	(150.0)	5.5	(8.5)	(164.7)
Restructuring charges	—	0.8	(100.0)	—	1.2	(100.0)
Acquired in-process research and development	—	—	**	75.0	—	**
Total cost and expenses	$1,707.1	$1,660.8	2.8%	$3,421.6	$3,647.9	(6.2)%
** Percentage not meaningful.
Cost of Sales, Excluding Amortization and Impairment of Acquired Intangible Assets
Product Cost of Sales
For the three months ended June 30, 2020, compared to the same period in 2019, the decrease in product cost of sales was primarily due to lower cost of sales from contract manufacturing agreements, primarily resulting from FUJIFILM assuming responsibility for the manufacture of clinical and commercial quantities of bulk drug substance of biosimilar products for Samsung Bioepis. We no longer recognize revenues for the manufacturing completed after the Hillerød, Denmark manufacturing facility divestiture date under our technical development services and manufacturing agreements with Samsung Bioepis.

For the six months ended June 30, 2020, compared to the same period in 2019, the decrease in product cost of sales was primarily due to lower cost of sales from contract manufacturing agreements, primarily resulting from the sale of hemophilia inventory, with a cost basis of $173.5 million, to Bioverativ in the first quarter of 2019 and FUJIFILM assuming responsibility for the manufacture of clinical and commercial quantities of bulk drug substance of biosimilar products for Samsung Bioepis.
Royalty Cost of Sales
For the three months ended June 30, 2020, compared to the same period in 2019, the decrease in royalty cost of sales was primarily due to lower royalties payable on lower sales of TYSABRI. For the six months ended June 30, 2020, compared to the same period in 2019, the increase in royalty cost of sales was primarily due to higher royalties payable on higher sales of SPINRAZA.

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
For the three and six months ended June 30, 2020, compared to the same periods in 2019, the increases in research and development expense were primarily due to $208.0 million in charges recognized upon the closing of our collaboration with Sangamo in the second quarter of 2020.
While we are currently continuing the clinical trials we have underway in sites across the globe, COVID-19 precautions have impacted the timeline for some of our clinical trials and these precautions may, directly or indirectly, have a further impact on timing in the future. For example, our Phase 3 study of BIIB093 for large hemispheric infarction has been delayed as this study involves administration of BIIB093 in an acute hospital setting. We have also paused the initiation of new clinical trials for compounds that are known to be immunosuppressants.
We intend to continue committing significant resources to targeted research and development opportunities where there is a significant unmet need and where a drug candidate has the potential to be highly differentiated.
Milestone and Upfront Expenses
For the three and six months ended June 30, 2020, compared to the same periods in 2019, the increases in milestone and upfront expenses were primarily due to a $208.0 million charge to research and development expense related to our collaboration and license agreement with Sangamo in the second quarter of 2020.
For additional information on our collaboration arrangement with Sangamo, please read Note 17,

Collaborative and Other Relationships, to our condensed consolidated financial statements included in this report.
Early Stage Programs
For the three and six months ended June 30, 2020, compared to the same periods in 2019, the decreases in spending related to our early stage programs were primarily due to the discontinuation of gosuranemab (BIIB092) in progressive supraneuclear palsy and the advancement of toferson (BIIB067) in ALS into late stage. The decreases were partially offset by increases in spending in the development of BIIB112 (RPGR gene therapy) in X-linked retinitis pigmentosa.
Late Stage Programs
For the three and six months ended June 30, 2020, compared to the same periods in 2019, the decreases in spending associated with our late stage programs were primarily due to:

•	a decrease in spending related to the discontinuation of the global Phase 3 trials of aducanumab, net of reimbursement from our collaboration partner Eisai in the first quarter of 2019;

•
a decrease in spending related to the discontinuation of the global Phase 3 trials, MISSION AD1 and MISSION AD2, of elenbecestat (development code: E2609) in patients with early AD in the third quarter of 2019; and

•	a decrease in spending related to VUMERITY, which was approved by the FDA in the fourth quarter of 2019.
These decreases were partially offset by an increase in spending due to the advancement of toferson in ALS into late stage, an increase in spending related to BAN2401 in early AD, an increase in spending related to our EMBARK redosing study for aducanumab and an increase in spending in the development of BIIB111 (timrepigene emparvovec) in choroideremia.
In the first quarter of 2019, as a result of the decision to discontinue the Phase 3 EMERGE and ENGAGE trials following a futility analysis, we accrued approximately $45.0 million related to the termination of various clinical trials and research and development contracts net of the expected 45% Eisai reimbursement of development costs incurred by the collaboration for the advancement of aducanumab. In July 2020 we and our collaboration partner Eisai announced that we completed the submission of a BLA to the FDA for the approval of aducanumab.

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
Selling, General and Administrative
For the three and six months ended June 30, 2020, compared to the same periods in 2019, selling, general and administrative expense decreased 5.5% and 2.6%, respectively, primarily due to the timing of spend.
Selling, general and administrative expense for the three and six months ended June 30, 2020, included expenses of approximately $14.0 million and $27.0 million, respectively, related to the COVID-19 pandemic. Due to the COVID-19 pandemic, we may experience variability in selling, general and administrative expense between quarters within the year.

Amortization and Impairment of Acquired Intangible Assets
Our amortization expense is based on the economic consumption and impairment of intangible assets. Our most significant intangible assets are related to our TYSABRI, AVONEX, SPINRAZA, VUMERITY and TECFIDERA (rest of world) products and other programs acquired through business combinations.
Amortization and impairment of acquired intangible assets for the three and six months ended June 30, 2020, compared to the same periods in 2019, decreased primarily due to a lower rate of amortization for acquired intangible assets, primarily related to TYSABRI. We had no impairment charges for the three and six months ended June 30, 2020 and 2019.
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
Vixotrigine
In the periods since we acquired vixotrigine (BIIB074), there have been numerous delays in the initiation of Phase 3 studies for the potential treatment of trigeminal neuralgia (TGN) as we engaged with the FDA regarding the design of the Phase 3 studies and awaited data and insights from mid-stage clinical trials of vixotrigine in other indications that have since been completed. The fair value of the TGN asset is not significantly in excess of carrying value. As of June 30, 2020, the carrying value associated with our vixotrigine IPR&D assets was $160.2 million.
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
For the three and six months ended June 30, 2020, we recognized net profit-sharing expense of $55.4 million and $127.2 million, respectively, to reflect Samsung Bioepis' 50% sharing of the net collaboration profits compared to $63.4 million and $121.5 million, respectively, in the prior year comparative periods.
For the three and six months ended June 30, 2020, we also recognized net profit-sharing income of $33.8 million to reflect Eisai's 45% share of the $75.0 million milestone expense related to the completed submission of the BLA to the FDA for approval of aducanumab.
For additional information on our collaboration arrangements with Samsung Bioepis and Eisai, please read Note 17, Collaborative and Other Relationships, to our condensed consolidated financial statements included in this report.

Loss on Divestiture of Hillerød, Denmark Manufacturing Operations
Divestiture of Hillerød, Denmark Manufacturing Operations
In March 2019 we entered into a share purchase agreement with FUJIFILM to sell all of the outstanding shares of our subsidiary that owned our biologics manufacturing operations in Hillerød, Denmark. The transaction closed in August 2019.
For the six months ended June 30, 2019, we recorded a loss of approximately $174.5 million in our condensed consolidated statements of income. This estimated loss included a pre-tax loss of $113.2 million, which reflected a $2.3 million decrease to our original estimate as of March 31, 2019, reflecting our estimated fair value of the assets and liabilities held for sale as of June 30, 2019, adjusted for our expected costs to sell our Hillerød, Denmark manufacturing operations of approximately $10.0 million and included our initial estimate of the fair value of an adverse commitment of approximately $120.0 million associated with the guarantee of future minimum batch production at the Hillerød facility. The value of this adverse commitment was determined using a probability-weighted estimate of future manufacturing activity. In addition, we recorded a tax expense of $61.3 million related to the planned transaction during the six months ended June 30, 2019.
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
For the three and six months ended June 30, 2020, compared to the same periods in 2019, changes in the fair value of our contingent consideration obligations were primarily due to changes in the interest rates, changes in the probability and the expected timing of the achievement of certain remaining developmental milestones and the passage of time.

Acquired In-Process Research and Development
BIIB118 Acquisition
In March 2020 we acquired BIIB118 for the potential treatment of patients with behavioral and neurological symptoms across various psychiatric and neurological diseases from Pfizer. In connection with this acquisition, we made an upfront payment of $75.0 million to Pfizer, which was accounted for as an asset acquisition and recorded as acquired IPR&D in our condensed consolidated statements of income as BIIB118 has not yet reached technological feasibility.
For additional information on our acquisition of BIIB118, please read Note 2, Acquisitions, to our condensed consolidated financial statements included in this report.
Other Income (Expense), Net
For the three months ended June 30, 2020, compared to the same period in 2019, the change in other income (expense), net primarily reflects net gains of approximately $106.8 million recognized on our investments related to our holdings in equity and debt securities, compared to net losses totaling $173.4 million in the prior year comparative period. The net gains recognized during the three months ended June 30, 2020, primarily reflect an increase in the fair value of Ionis common stock of approximately $67.2 million and an increase in the fair value of Sangamo common stock of approximately $40.9 million.
For the six months ended June 30, 2020, compared to the same period in 2019, the change in other income (expense), net was primarily due to approximately $203.0 million of net gains recognized on our investments related to our holdings in equity and debt securities during the six months ended June 30, 2019.
We expect interest expense will continue to increase as a result of the issuance of our 2020 Senior Notes. For additional information related to our 2020 Senior Notes, please read Note 11, Indebtedness, to our condensed consolidated financial statements included in this report.
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
For the three months ended June 30, 2020, compared to the same period in 2019, the increase in our effective tax rate was primarily due to an internal reorganization of certain intellectual property rights related to the intercompany sale of the intellectual property in 2019 and the $56.0 million income tax expense related to the establishment of a valuation allowance against certain deferred tax assets, the realization of which is dependent on future sales of TECFIDERA in the U.S. For additional information, please read Note 15, Income Taxes, to our condensed consolidated financial statements included in this report.
For the six months ended June 30, 2020, compared to the same period in 2019, the increase in our effective tax rate was primarily due to the impacts of the valuation allowance described above and the internal reorganization of certain intellectual property rights, partially offset by the $61.3 million tax expense recognized in 2019 related to the planned divestiture of our Hillerød, Denmark manufacturing operations. Although we recognized a loss on the divestiture of our Hillerød, Denmark manufacturing operations, the divestiture required us to write off certain deferred tax assets and resulted in a taxable gain in certain jurisdictions. For additional information on the divestiture of our Hillerød, Denmark manufacturing operations, please read Note 3, Divestitures, to our condensed consolidated financial statements included in this report.
For additional information, please read Note 19, Litigation, to our condensed consolidated financial statements included in this report.
For additional information on our uncertain tax positions and income tax rate reconciliation for the three and six months ended June 30, 2020 and 2019, please read Note 15, Income Taxes, to our condensed consolidated financial statements included in this report.

Equity in (Income) Loss of Investee, Net of Tax

In February 2012 we entered into a joint venture agreement with Samsung BioLogics establishing an entity, Samsung Bioepis, to develop, manufacture and market biosimilar products.
In June 2018 we exercised our option under our joint venture agreement to increase our ownership percentage in Samsung Bioepis from approximately 5% to approximately 49.9%. The share purchase transaction was completed in November 2018 and, upon closing, we paid 759.5 billion South Korean won ($676.6 million) to Samsung BioLogics. As of June 30, 2020, our ownership percentage remained at approximately 49.9%.
We recognize our share of the results of operations related to our investment in Samsung Bioepis under the equity method of accounting one quarter in arrears when the results of the entity become available, which is reflected as equity in (income) loss of investee, net of tax in our condensed consolidated statements of income. During 2015, as our share of losses exceeded the carrying value of our investment, we suspended recognizing additional losses. In the first quarter of 2019 we restarted recognizing our share of Samsung Bioepis' (income) losses, and we began recognizing amortization on certain basis differences resulting from our November 2018 investment.
Our joint venture partner, Samsung BioLogics, is currently subject to an ongoing criminal investigation that we continue to monitor. While this investigation could impact the operations of Samsung Bioepis and its business, we have assessed the value of our investment in Samsung Bioepis and continue to believe that the fair value of the investment is in excess of its net book value.

For the three and six months ended June 30, 2020, we recognized net income on our investment of $15.1 million and $0.4 million, respectively. This reflects our share of income and amortization of basis differences.
For additional information on our collaboration arrangements with Samsung Bioepis, please read Note 17, Collaborative and Other Relationships, to our condensed consolidated financial statements included in this report.
Noncontrolling Interest
For the three and six months ended June 30, 2020, the change in net income (loss) attributable to noncontrolling interests, net of tax was primarily due to the accrual of the $75.0 million milestone payment related to the completed submission of the BLA to the FDA for approval of aducanumab.
For additional information, please read Note 18, Investments in Variable Interest Entities, to our condensed consolidated financial statements included in this report.

Financial Condition, Liquidity and Capital Resources
Our financial condition is summarized as follows:

(In millions, except percentages)	As of June 30, 2020	As of December 31, 2019	Change %
Financial assets:
Cash and cash equivalents	$2,384.9	$2,913.7	(18.1)%
Marketable securities — current	1,942.7	1,562.2	24.4
Marketable securities — non-current	922.8	1,408.1	(34.5)
Total cash, cash equivalents and marketable securities	$5,250.4	$5,884.0	(10.8)%
Borrowings:
Current portion of notes payable	$—	$1,495.8	(100.0)%
Notes payable	7,423.8	4,459.0	66.5
Total borrowings	$7,423.8	$5,954.8	24.7%
Working capital:
Current assets	$8,493.8	$8,381.8	1.3%
Current liabilities	(3,447.1)	(4,863.8)	(29.1)
Total working capital	$5,046.7	$3,518.0	43.5%
For the six months ended June 30, 2020, certain significant cash flows were as follows:

•	$3.4 billion in net cash flows provided by operating activities;

•	$3.0 billion in net proceeds received from the issuance of our 2020 Senior Notes;

•	$1.5 billion payment made for the redemption of our 2.90% Senior Notes due September 15, 2020, prior to their maturity;

•	$5.0 billion used for share repurchases;

•	$141.8 million used to purchase the Sangamo common stock;

•	$37.0 million payment to Samsung Bioepis in connection with the 2019 transaction;

•	$75.0 million payment related to our acquisition of BIIB118 from Pfizer; and

•	$254.7 million used for purchases of property, plant and equipment.
Overview
We have historically financed our operating and capital expenditures primarily through cash flows earned through our operations. On April 30, 2020, we issued our 2020 Senior Notes for an aggregate principal amount of $3.0 billion. We expect our operating expenditures, particularly those related to research and development, clinical trials, commercialization of new products and international expansion to continue to grow. However, we expect to continue funding our current and planned operating requirements primarily through cash flows earned from our operations, as well as our existing cash resources and proceeds received from the issuance of our 2020 Senior Notes. We believe that our existing funds, when combined with cash generated from operations and our access to additional financing resources, if needed, are sufficient to satisfy our operating, working capital, strategic alliance, milestone payment, capital expenditure and debt service requirements for the foreseeable future. In addition, we may choose to opportunistically return cash to shareholders and pursue other business initiatives, including acquisition and licensing activities. We may, from time to time, also seek additional funding through a combination of new collaborative agreements, strategic alliances and additional equity and debt financings or from other sources should we identify a significant new opportunity.
For additional information on certain risks that could negatively impact our financial position or future results of operations, please read Item 3. Quantitative and Qualitative Disclosures About Market Risk and Item 1A. Risk Factors included in this report.
Cash, Cash Equivalents and Marketable Securities
Until required for another use in our business, we typically invest our cash reserves in bank deposits, certificates of deposit, commercial paper, corporate notes, U.S. and foreign government instruments, overnight reverse repurchase agreements and other interest-bearing marketable debt instruments in accordance with our investment policy. It is our policy to mitigate credit risk in our cash reserves and marketable securities by maintaining a well-diversified portfolio that limits the amount of exposure as to institution, maturity and investment type. In March 2020 there was a severe liquidity crisis in the capital markets, particularly with respect to securities with maturities of less than one year, due to the COVID-19 pandemic. This issue impacted pricing of securities in our portfolio as we attempted to decrease our marketable securities level and increase cash, leading to approximately $12.5 million in realized losses for the six months ended June 30, 2020. We believe that recent actions taken by the U.S. Federal Reserve to enhance liquidity have stabilized the capital markets for the time being.
As of June 30, 2020, we had cash, cash equivalents and marketable securities totaling approximately $5.3 billion compared to approximately $5.9 billion as of December 31, 2019. The net decrease in cash, cash equivalents and marketable securities at June 30, 2020, from December 31, 2019, was primarily due to cash used for share repurchases, the redemption of our 2.90% Senior Notes due September 15, 2020, the purchase of Sangamo common stock, net purchases of property, plant and equipment and upfront payments made to Samsung Bioepis and Pfizer, partially offset by cash flows from operations, net proceeds from the issuance of our 2020 Senior Notes and net proceeds from sales of marketable securities.
Investments and other assets in our condensed consolidated balance sheets as of June 30, 2020 and December 31, 2019, include the carrying value of our investment in Samsung Bioepis of $557.5 million and $580.2 million, respectively. As Samsung Bioepis is a privately-held entity, our ability to liquidate our investment in Samsung Bioepis may be limited and we may realize significantly less than the value of such investment. This investment is also subject to foreign currency exchange fluctuations. Investments and other assets, as of June 30, 2020 and December 31, 2019, also include the fair value of our investment in Ionis common stock of $339.1 million and $329.6 million, respectively. In connection with our collaboration and license agreement with Sangamo, we purchased approximately 24 million shares of Sangamo common stock in April 2020. As of June 30, 2020, the fair value of this investment was $182.7 million.
For additional information on our acquisition of BIIB118 from Pfizer, please read Note 2, Acquisitions, to our condensed consolidated financial statements included in this report. For additional information on our collaboration arrangements with Samsung Bioepis and Sangamo, please read Note 17, Collaborative and Other Relationships, to our condensed consolidated financial statements included in this report.

Borrowings
In April 2020 we issued our 2020 Senior Notes for an aggregate principal amount of $3.0 billion, consisting of the following:

•	$1.5 billion aggregate principal amount of 2.25% Senior Notes due May 1, 2030; and

•	$1.5 billion aggregate principal amount of 3.15% Senior Notes due May 1, 2050.
The following is a summary of our currently outstanding senior secured notes issued in 2015 (2015 Senior Notes):

•	$1.0 billion aggregate principal amount of 3.625% Senior Notes due September 15, 2022;

•	$1.75 billion aggregate principal amount of 4.05% Senior Notes due September 15, 2025; and

•	$1.75 billion aggregate principal amount of 5.20% Senior Notes due September 15, 2045.
The 2020 Senior Notes and the 2015 Senior Notes were issued at a discount, which are amortized as additional interest expense over the period from issuance through maturity.
In May 2020 we redeemed our 2.90% Senior Notes due September 15, 2020, with an aggregate principal amount of $1.50 billion.
For a summary of the fair and carrying values of our outstanding borrowings as of June 30, 2020 and December 31, 2019, please read Note 7, Fair Value Measurements, to our condensed consolidated financial statements included in this report.
2020 Credit Facility
In January 2020 we entered into a $1.0 billion, five-year senior unsecured revolving credit facility under which we are permitted to draw funds for working capital and general corporate purposes. The terms of the revolving credit facility include a financial covenant that requires us not to exceed a maximum consolidated leverage ratio. This revolving credit facility replaced the revolving credit facility that we entered into in August 2015. As of June 30, 2020, we had no outstanding borrowings and were in compliance with all covenants under this facility.
Working Capital
Working capital is defined as current assets less current liabilities. The change in working capital at June 30, 2020, from December 31, 2019, reflects an increase in total current assets of approximately $112.0 million and a decrease in total current liabilities of approximately $1,416.7 million.
The increase in total current assets was primarily driven by an increase in net cash, cash equivalents and marketable securities, due to the issuance of our 2020 Senior Notes, partially offset by purchases of our common stock and the redemption of our 2.90% Senior Notes due September 15, 2020.
The net decrease in current liabilities was primarily due to the redemption of our 2.90% Senior Notes due September 15, 2020, which was classified within current liabilities, and a reduction in accrued expenses and other, which was primarily related to the $100.0 million upfront payment made to Samsung Bioepis in connection with the 2019 transaction, which was accrued as of December 31, 2019.
Share Repurchase Programs
In December 2019 our Board of Directors authorized our December 2019 Share Repurchase Program, which is a program to repurchase up to $5.0 billion of our common stock. Our December 2019 Share Repurchase Program does not have an expiration date. All shares repurchased under our

December 2019 Share Repurchase Program will be retired. Under our December 2019 Share Repurchase Program, we repurchased and retired approximately 9.0 million and 12.2 million shares of our common stock at a cost of approximately $2.8 billion and $3.7 billion during the three and six months ended June 30, 2020, respectively. Approximately $1.3 billion remained available under our December 2019 Share Repurchase Program as of June 30, 2020.
In March 2019 our Board of Directors authorized a program to repurchase up to $5.0 billion of our common stock (March 2019 Share Repurchase Program), which was completed as of March 31, 2020. All shares repurchased under our March 2019 Share Repurchase Program were retired. Under our March 2019 Share Repurchase Program, we repurchased and retired approximately 4.1 million shares of our common stock at a cost of approximately $1.3 billion during the six months ended June 30, 2020.
Cash Flows
The following table summarizes our cash flow activity:

	For the Six Months Ended June 30,
(In millions, except percentages)	2020	2019	% Change
Net cash flows provided by operating activities	$3,415.8	$3,423.5	(0.2)%
Net cash flows provided by investing activities	(389.8)	128.0	(404.5)
Net cash flows used in financing activities	(3,558.7)	(3,055.0)	16.5
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

For the six months ended June 30, 2020, compared to the same period in 2019, net cash flows provided by operating activities were consistent.
Investing Activities
For the six months ended June 30, 2020, compared to the same period in 2019, the decrease in net cash flows provided by investing activities was primarily due to higher net proceeds related to sales of marketable securities in 2019.
Financing Activities
For the six months ended June 30, 2020, compared to the same period in 2019, the increase in net cash flows used in financing activities was primarily due to the greater number of shares repurchased in 2020 as compared to the comparative period in 2019 and the redemption of our 2.90% Senior Notes due September 15, 2020, partially offset by the net proceeds received from the issuance of our 2020 Senior Notes.

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
Contingent Development, Regulatory and Commercial Milestone Payments
Based on our development plans as of June 30, 2020, we could trigger potential future milestone payments to third parties of up to approximately $7.9 billion, including approximately $1.4 billion in development milestones, approximately $1.3 billion in regulatory milestones and approximately $5.2 billion in commercial milestones, as part of our various collaborations, including licensing and development programs. Payments under these agreements generally become due and payable upon achievement of certain development, regulatory or commercial milestones. Because the achievement of these milestones was not considered probable as of June 30, 2020, such contingencies have not been recorded in our financial statements. Amounts related to contingent milestone payments are not considered contractual obligations as they are contingent on the successful achievement of certain development, regulatory or commercial milestones.
Provided various development, regulatory or commercial milestones are achieved, we anticipate that we may pay approximately $237.5 million of milestone payments for the remainder of 2020, including approximately $100.0 million if aducanumab is launched in the U.S. In July 2020 we and our collaboration partner Eisai announced that we completed the submission of a BLA to the FDA for the approval of aducanumab. As of June 30, 2020, we recorded accrued expenses of approximately $75.0 million related to this milestone payment as it was probable that the submission of the BLA would be completed and the milestone earned. This milestone payment is expected to be paid during the third quarter of 2020. For the three and six months ended June 30, 2020, we recognized net profit-sharing income of

$33.8 million to reflect Eisai's 45% share of the $75.0 million milestone expense.
For additional information on our collaboration arrangements with Eisai, please read Note 17, Collaborative and Other Relationships, to our condensed consolidated financial statements included in this report.
For additional information on our collaboration arrangement with Neurimmune, please read Note 18, Investments in Variable Interest Entities, to our condensed consolidated financial statements included in this report.
Other Funding Commitments
As of June 30, 2020, we have several ongoing clinical studies in various clinical trial stages. Our most significant clinical trial expenditures are to contract research organizations (CROs). The contracts with CROs are generally cancellable, with notice, at our option. We recorded accrued expenses of approximately $9.1 million in our condensed consolidated balance sheet for expenditures incurred by CROs as of June 30, 2020. We have approximately $567.1 million in cancellable future commitments based on existing CRO contracts as of June 30, 2020.
As part of the sale of our Hillerød, Denmark manufacturing operations to FUJIFILM, we provided FUJIFILM with certain minimum batch production commitment guarantees. There is a risk that the minimum contractual batch production commitments will not be met. Our estimate of the adverse commitment obligation is approximately $74.0 million as of June 30, 2020. We developed this estimate using a probability-weighted estimate of future manufacturing activity and may adjust this estimate based upon changes in business conditions, which may result in the increase or reduction of this adverse commitment obligation in subsequent periods.
Tax Related Obligations
We exclude liabilities pertaining to uncertain tax positions from our summary of contractual obligations as we cannot make a reliable estimate of the period of cash settlement with the respective taxing authorities. As of June 30, 2020, we have approximately $158.2 million of liabilities associated with uncertain tax positions.
As of June 30, 2020 and December 31, 2019, included in other long-term liabilities we have accrued approximately $635.0 million and approximately $697.0 million, respectively, under a one-time mandatory deemed repatriation tax on accumulated foreign subsidiaries' previously untaxed foreign earnings (the Transition Toll Tax). The decrease of approximately $62.0 million between December 31, 2019 and June 30, 2020, is related to the amount that is expected to be paid within one year. The Transition Toll Tax will be paid in installments over an eight-year period, which started in 2018, and will not accrue interest.
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
New Accounting Standards
For a discussion of new accounting standards please read Note 1, Summary of Significant Accounting Policies, to our condensed consolidated financial statements included in this report.
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
For a discussion of our critical accounting estimates, please read Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2019 Form 10-K. There have been no material changes to our critical accounting estimates since our 2019 Form 10-K.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
We are subject to certain risks that may affect our results of operations, cash flows and fair values of assets and liabilities, including volatility in foreign currency exchange rates, interest rate movements and pricing pressures worldwide as well as changes in economic conditions in the markets in which we operate as a result of the COVID-19 pandemic. We manage the impact of foreign currency exchange rates and interest rates through various financial instruments, including derivative instruments such as foreign currency forward contracts, interest rate lock contracts and interest rate swap contracts. We do not enter into financial instruments for trading or speculative purposes. The counterparties to these contracts are major financial institutions, and there is no significant concentration of exposure with any one counterparty.
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
During the second quarter of 2018 the International Practices Task Force of the Center for Audit Quality categorized Argentina as a country with a projected three-year cumulative inflation rate greater than 100%, which indicated that Argentina's economy is highly inflationary. This categorization did not have a material impact on our results of operations or financial position as of June 30, 2020, and is not expected to have a material impact on our results of operations or financial position in the future.
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
The following quantitative information includes the impact of currency movements on forward contracts used in our revenue, operating expense and balance sheet hedging programs. As of June 30, 2020 and December 31, 2019, a hypothetical adverse 10% movement in foreign currency exchange rates compared to the U.S. dollar across all maturities would result in a hypothetical decrease in the fair value of forward contracts of approximately $375.5 million and $265.0 million, respectively. The estimated fair value change was determined by measuring the impact of the hypothetical exchange rate movement on outstanding forward contracts. Our use of this methodology to quantify the market risk of such instruments is subject to assumptions and actual impact could be significantly different. The quantitative information about market risk is limited because it does not take into account all foreign currency operating transactions.
Net Investment Hedge Program
Our net investment hedging program is designed to mitigate currency fluctuations between the U.S.

dollar and the South Korean won as a result of our approximately 49.9% ownership percentage in Samsung Bioepis. We entered into foreign currency forward contracts to manage the foreign currency risk with our forward contracts used to hedge changes in the spot rate over the next four months. As of June 30, 2020 and December 31, 2019, a hypothetical adverse 10% movement would result in a hypothetical decrease in fair value of approximately $41.7 million and $43.0 million, respectively. The estimated fair value was determined by measuring the impact of the hypothetical spot rate movement on outstanding forward contracts.
Interest Rate Risk
Our investment portfolio includes cash equivalents and short-term investments. The fair value of our marketable securities is subject to change as a result of potential changes in market interest rates, including changes resulting from the impact of the COVID-19 pandemic. The potential change in fair value for interest rate sensitive instruments has been assessed on a hypothetical 100 basis point adverse movement across all maturities. As of June 30, 2020 and December 31, 2019, we estimate that such hypothetical 100 basis point adverse movement would result in a hypothetical loss in fair value of approximately $17.6 million and $21.0 million, respectively, to our interest rate sensitive instruments. The fair values of our investments were determined using third-party pricing services or other market observable data.
To achieve a desired mix of fixed and floating interest rate debt, we entered into interest rate swap contracts during 2015 for certain of our fixed-rate debt. These derivative contracts effectively converted a fixed-rate interest coupon to a floating-rate LIBOR-based coupon over the life of the respective note. As of December 31, 2019, a 100 basis-point adverse movement (increase in LIBOR) would increase annual interest expense by approximately $6.8 million. In May 2020 we settled our interest rate swap contracts in conjunction with our early redemption of our 2.90% Senior Notes.
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
Our products continue to face increasing competition in many markets from generic versions, prodrugs and biosimilars of existing products as well as products approved under abbreviated regulatory pathways. Such products are likely to be sold at substantially lower prices than branded products. Accordingly, the introduction of such products as well as other lower-priced competing products may significantly reduce both the price that we are able to charge for our products and the volume of products we sell, which will negatively impact our revenues. In addition, when a generic version of one of our products is commercialized, it may, in some cases, be automatically substituted for our product and reduce our revenues in a short period of time.
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
We believe that our allowance for doubtful accounts was adequate as of June 30, 2020 and December 31, 2019. However, if significant changes occur in the availability of government funding or the reimbursement practices of these or other governments, we may not be able to collect on amounts due to us from customers in such countries and our results of operations could be adversely affected.

Item 4.    Controls and Procedures
Disclosure Controls and Procedures and Internal Control over Financial Reporting
Controls and Procedures
We have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of June 30, 2020. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that (a) the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and (b) such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II — OTHER INFORMATION
Item 1.    Legal Proceedings
For a discussion of legal proceedings as of June 30, 2020, please read Note 19, Litigation, to our condensed consolidated financial statements included in this report, which is incorporated into this item by reference.
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

•
the introduction or greater acceptance of competing products, including generics, prodrugs, biosimilars and products approved under abbreviated regulatory pathways; for example, TECFIDERA may face generic competition in the U.S. in the near future;

•
limitations and additional pressures on product pricing or price increases, including those resulting from governmental or regulatory requirements, increased competition, including from generic versions of our products, or changes in, or implementation of, reimbursement policies and practices of payors and other third parties;

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

SPINRAZA has been approved by, among others, the FDA, the European Commission and the Japanese Ministry of Health, Labor and Welfare, and is in the early stages of commercial launch in certain markets. In addition to risks associated with new product launches and the other factors described in these Risk Factors, our ability to successfully commercialize SPINRAZA may be adversely affected due to:

•
the introduction of a new gene therapy product that was approved in the U.S. in May 2019 and in the E.U. in May 2020 for the treatment of SMA, and other products in development that, if successfully developed and approved, may compete with SPINRAZA in the SMA market, including potential oral products;

•	the delay of SPINRAZA doses as hospitals prioritize the treatment of COVID-19 patients and/or patients decide to delay treatment as a result of the COVID-19 pandemic;

•	the lack of readiness of healthcare providers within certain SMA markets to treat patients with SMA; or

•	our limited marketing experience within certain SMA markets, which may impact our ability to develop additional relationships with the associated medical and scientific community.
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
We continue to monitor our operations and applicable government recommendations, and we have made modifications to our normal operations because of the COVID-19 pandemic. In the U.S. and in most other key markets, our office-based employees began working from home in early March 2020, while ensuring essential staffing levels in our operations remained in place, including maintaining key personnel in our laboratories and manufacturing facilities, and many may continue to work remotely for an indefinite period of time. Remote working arrangements could impact employees’ productivity and morale. Further, as our employees work from geographic areas across the globe, we have required, and will in the future require, investment of resources and close monitoring of local regulations and requirements that may continually change due to the COVID-19 pandemic and we may experience unpredictability in our expenses, employee productivity and employee work culture.
Notwithstanding the protective measures we have taken to ensure the health and safety of our workers, the COVID-19 pandemic could affect the health and availability of our workforce as well as those of the third parties we rely on taking similar measures. If members of our management and other key personnel in critical functions across our organization are unable to perform their duties or have limited availability due to COVID-19, we may not be able to execute on our business strategy and/or our operations may be negatively impacted. We may also experience limitations in employee resources, including because of sickness of employees or their families or the desire of employees to avoid contact with individuals or large groups of people. In addition, we have experienced and will continue to experience disruptions to our business operations resulting from quarantines, self-isolations and other restrictions on the ability of our employees to perform their jobs.
Additionally, with so many of our employees now working remotely, the risk of cyber-attacks or other privacy or data security incidents may be heightened as a result of our moving increasingly towards a remote working environment. Remote working environments may be less secure and more susceptible to hacking attacks, including phishing and social engineering attempts that seek to exploit the COVID-19 pandemic. An extended period of remote working by our employees could also strain our technology resources and introduce operational risks, including heightened cybersecurity risk.
The COVID-19 pandemic has disrupted business operations. The extent and severity of the impact on our business and clinical trials will be determined largely by the extent of disruptions in the supply chains for our products and product candidates; disruptions in access by patients to our therapies; and delays in the conduct of current and future clinical trials. For example, our Phase 3 study of BIIB093 for large hemispheric infarction has been delayed as this study involves administration of BIIB093 in an acute hospital setting. We have also paused the initiation of new clinical trials for compounds that are known to be immunosuppressants. In addition, the impact of the COVID-19 pandemic on the operations of the FDA and other health authorities may delay potential approvals of our product candidates. We may also see lower new prescriptions or refills of existing prescriptions due to increased unemployment as a result of the COVID-19 pandemic.
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
The biopharmaceutical industry and the markets in which we operate are intensely competitive. We compete in the marketing and sale of our products, the development of new products and processes, the acquisition of rights to new products with commercial potential and the hiring and retention of personnel. We compete with biotechnology and pharmaceutical companies that have a greater number of products on the market and in the product pipeline, substantially greater financial, marketing, research and development and other resources and other technological or competitive advantages. One or more of our competitors may benefit from significantly greater sales and marketing capabilities, may develop products that are accepted more widely than ours or may receive patent protection that dominates, blocks or adversely affects our product development or business. In addition, as a result of the COVID-19 pandemic, we have suspended the vast majority of our in-person interactions by our customer-facing professionals in healthcare settings, which will limit our ability to market our products and educate physicians, which, in turn, could have an adverse effect on our ability to compete in the marketing and sales of our products. Further, our ability to compete may be impacted by the inability of patients to receive a diagnosis, receive prescriptions or administration of our products or a decision to prescribe and administer competitive therapies as a direct or indirect result of the COVID-19 pandemic.
Our products continue to face increasing competition in many markets from the introduction of generics, prodrugs and biosimilars of existing products as well as products approved under abbreviated regulatory pathways. Such products are likely to be sold at substantially lower prices than branded products. Accordingly, the introduction of such products as well as other lower-priced competing products may significantly reduce both the price that we are able to charge for our products and the volume of products we sell, which will negatively impact our revenues. In addition, when a generic version of one of our products is commercialized, it may, in some cases, be automatically substituted for our product and reduce our revenues in a short period of time.
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

•
the introduction of generic versions of branded MS products, including our own products, biosimilars, follow-on products, prodrugs or products approved under abbreviated regulatory pathways, which would be significantly less costly than our products to bring to market and would be offered for sale at lower prices, and could result in a significant percentage of the sales of our products being lost to such generic versions of branded MS products, biosimilars, follow-on products, prodrugs or products approved under abbreviated regulatory pathways;

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

In the SMA market, we face competition from a new gene therapy product that was approved in the U.S. in May 2019 and in the E.U. in May 2020 for the treatment of SMA. Additionally, we are aware of other products in development that, if successfully developed and approved, may compete with SPINRAZA in the SMA market, including potential oral products. Future sales of SPINRAZA may be adversely affected by the commercialization of competing products. In addition, future sales of SPINRAZA may also be adversely affected by the delay of SPINRAZA doses as hospitals prioritize the treatment of COVID-19 patients and/or patients decide to delay treatment.
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
Our ability to continue our existing clinical trials or to initiate new clinical trials may be adversely affected, directly or indirectly, by the COVID-19 pandemic. For example, our Phase 3 study of BIIB093 for large hemispheric infarction has been delayed as this study involves administration of BIIB093 in an acute hospital setting. We have open clinical trial sites in countries that have had high incident rates of COVID-19 patients. Restrictions on travel and/or transport of clinical materials, as well as diversion of hospital staff and resources to COVID-19 infected patients, could disrupt trial operations as well as recruitment, possibly resulting in a slowdown in enrollment and/or deviations from or disruptions in key clinical trial activities, such as clinical trial site monitoring. These challenges may lead to difficulties in meeting protocol-specified procedures. In addition, we may need to make certain adjustments to the operation of clinical trials in an effort to minimize risks to trial data integrity during the COVID-19 pandemic. We have also paused the initiation of new trials for compounds that are known to be immunosuppressants.
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
We are increasingly dependent upon technology systems and data to operate our business. In particular, the COVID-19 pandemic has caused us to modify our business practices, including the requirement that most of our office-based employees in the U.S. and our other key markets work from home. As a result, we are increasingly dependent upon our technology systems to operate our business and our ability to effectively manage our business depends on the security, reliability and adequacy of our technology systems and data, which includes use of cloud technologies, including Software as a Service (SaaS), Platform as a Service (PaaS) and Infrastructure as a Service (IaaS). A breakdown, invasion, corruption, destruction or breach of our technology systems, including the cloud technologies that we utilize, and/or unauthorized access to our data and information could subject us to liability or negatively impact the operation of our business. Our technology systems, including the cloud technologies that we utilize, continue to increase in multitude and complexity, making them potentially vulnerable to breakdown, malicious intrusion and random attack. Likewise, data privacy or security breaches by individuals authorized to access our technology systems, including the cloud technologies that we utilize, may pose a risk that sensitive data, including intellectual property, trade secrets or personal information belonging to us, our patients, customers or other business partners, may be exposed to unauthorized persons or to the public.
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
In response to the COVID-19 pandemic, the Coronavirus Aid, Relief and Economic Security Act (CARES Act) was signed into law in the U.S. in March 2020. The CARES Act is aimed at providing emergency assistance and health care for individuals, families and businesses affected by the COVID-19 pandemic and generally supporting the U.S. economy. Due to the recent enactment of the CARES Act, there is a high degree of uncertainty around its implementation. We expect that additional state and federal healthcare reform measures may be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our products or additional pricing pressures. The COVID-19 pandemic may introduce temporary or permanent healthcare reform measures for which we cannot predict the financial implication of on our business.
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
Our activities, and the activities of our collaborators, distributors and other third-party providers, are subject to extensive government regulation and oversight both in the U.S. and in foreign jurisdictions. The FDA and comparable agencies in other jurisdictions directly regulate many of our most critical business activities, including the conduct of preclinical and clinical studies, product manufacturing, advertising and promotion, product distribution, adverse event reporting and product risk management as well as our compliance with good practice quality guidelines and regulations. Our interactions in the U.S. or abroad with physicians and other health care providers that prescribe or purchase our products are also subject to government regulation designed to prevent fraud and abuse in the sale and use of products and place significant restrictions on the marketing practices of health care companies. Health care companies such as ours are facing heightened scrutiny of their relationships with health care providers from anti-corruption enforcement officials. In addition, health care companies such as ours have been the target of lawsuits and investigations alleging violations of government regulation, including claims asserting submission of incorrect pricing information, impermissible off-label promotion of pharmaceutical products, payments intended to influence the referral of health care business, submission of false claims for government reimbursement, antitrust violations or violations related to environmental matters. There is also enhanced scrutiny of company-sponsored patient assistance programs, including insurance premium and co-pay assistance programs and donations to third-party charities that provide such assistance. The U.S. government has challenged some of our donations to third-party charities that provide patient assistance. If we, or our vendors or donation recipients, are found to fail to comply with relevant laws, regulations or government guidance in the operation of these programs, we could be subject to significant fines or penalties. Risks relating to compliance with laws and regulations may be heightened as we continue to expand our global operations and enter new therapeutic areas with different patient populations, which may have different product distribution methods, marketing programs or patient assistance programs from those we currently utilize or support.
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

•
Competitive Challenges. Biosimilar products face significant competition, including from innovator products and from biosimilar products offered by other companies. In some jurisdictions, local tendering processes may restrict biosimilar products from being marketed and sold in those jurisdictions. The number of competitors in a jurisdiction, the timing of approval and the ability to market biosimilar products successfully in a timely and cost-effective manner are additional factors that may impact our success and/or the success of Samsung Bioepis in this business area. In addition, as a result of the COVID-19 pandemic, we have suspended the vast majority of our in-person interactions by our customer-facing professionals in healthcare settings, which will limit our ability to market our products and educate physicians, which, in turn, could have an adverse effect on our ability to compete in the marketing and sales of our products; and

•
Legal and Regulatory Requirements. Any improper conduct or actions on the part of Samsung Bioepis or our joint venture partner, Samsung BioLogics, could damage our reputation and be distracting to management. In particular, Samsung BioLogics is currently subject to an ongoing criminal investigation that may impact the operations of Samsung Bioepis and its business or divert the attention of the Samsung Bioepis management team from its ongoing operations and business.

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
Our quarterly revenues, expenses and net income (loss) have fluctuated in the past and are likely to fluctuate significantly in the future due to the risks described in these Risk Factors as well as the timing of charges and expenses that we may take. We have recorded, or may be required to record, charges that include:

•	the cost of restructurings or other initiatives to streamline our operations and reallocate resources;

•	impairments with respect to investments, fixed assets and long-lived assets, including IPR&D and other intangible assets;

•	inventory write-downs for failed quality specifications, charges for excess or obsolete inventory and charges for inventory write downs relating to product suspensions, expirations or recalls;

•	changes in the fair value of contingent consideration;

•	bad debt expenses and increased bad debt reserves;

•	outcomes of litigation and other legal or administrative proceedings, regulatory matters and tax matters;

•	milestone payments under license and collaboration agreements;

•	payments in connection with acquisitions, divestitures and other business development activities;

•	failure to meet certain contractual commitments, including, for example, the minimum batch production commitment guarantees we provided as part of the transaction with FUJIFILM; and

•	the impact of public health epidemics, such as the COVID-19 pandemic, on employees, the global economy and the delivery of healthcare treatments.
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
The Swiss Federal Act on Tax Reform and AHV Financing (TRAF) resulted in significant changes to the Swiss cantonal income tax system. These changes include the elimination of historic favorable cantonal tax regimes, the introduction of a patent box regime and the introduction of a research and development super deduction. The TRAF also provides for transitional rules to lessen the immediate impact of the elimination of the favorable cantonal tax regimes. These changes became effective on January 1, 2020. In response to the TRAF, each canton must enact cantonal tax reform to comply with the framework provided by the TRAF and are also expected to lower the statutory tax rate to compensate for the elimination of the historic favorable cantonal tax regimes. We accounted for the impact of the TRAF and the specific cantonal tax reform changes in the period in which each canton in which we operate enacted the cantonal tax reform. Zug, a canton in which we operate, enacted cantonal tax reform in the third quarter of 2019 and Solothurn, another canton in which we operate, enacted cantonal tax reform in the first quarter of 2020. Upon the enactment of cantonal tax reform, we were required to remeasure our Swiss deferred tax assets and liabilities, to account for the elimination of the historic favorable cantonal tax regimes, the impact of the transitional rules and the change in the statutory cantonal tax rate. Final interpretation of the transitional and new regimes of the TRAF may require further adjustments and changes in our estimates, which could have a significant adverse effect on our business, results of operations or financial condition.
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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table summarizes our common stock repurchase activity during the second quarter of 2020:

Period	Total Number of Shares Purchased (#)	Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Programs (#)	Approximate Dollar Value of Shares That May Yet Be Purchased Under Our Programs ($ in millions)
April 2020	5,675,000	$314.05	5,675,000	$2,276.7
May 2020	3,306,307	$310.52	3,306,307	$1,250.0
June 2020	—	$—	—	$1,250.0
Total	8,981,307	$312.75
In December 2019 our Board of Directors authorized our December 2019 Share Repurchase Program, which is a program to repurchase up to $5.0 billion of our common stock. Our December 2019 Share Repurchase Program does not have an expiration date. All shares repurchased under our December 2019 Share Repurchase Program will be retired. Under our December 2019 Share Repurchase Program, we repurchased and retired approximately 9.0 million and 12.2 million shares of our common stock at a cost of approximately $2.8 billion and $3.7 billion during the three and six months ended June 30, 2020, respectively. Approximately $1.3 billion remained available under our December 2019 Share Repurchase Program as of June 30, 2020.
In March 2019 our Board of Directors authorized our March 2019 Share Repurchase Program, which was a program to repurchase up to $5.0 billion of our common stock that was completed as of March 31, 2020. All shares repurchased under our March 2019 Share Repurchase Program were retired. Under our March 2019 Share Repurchase Program, we repurchased and retired approximately 4.1 million shares of our common stock at a cost of approximately $1.3 billion during the six months ended June 30, 2020.

Item 6.    Exhibits
The exhibits listed below are filed or furnished as part of this Quarterly Report on Form 10-Q.
EXHIBIT INDEX

Exhibit Number	Description of Exhibit
4.1
Second Supplemental Indenture, dated April 30, 2020, between Biogen Inc. and U.S. Bank National Association, including the forms of Global Notes attached as Exhibit A and Exhibit B, respectively, thereto. Filed as Exhibit 4.2 to our Current Report on Form 8-K filed on April 30, 2020.

31.1+	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1++	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101++
The following materials from Biogen Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Equity and (vi) Notes to Condensed Consolidated Financial Statements.

104++	The cover page from this Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Inline XBRL.

+    Filed herewith

++    Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOGEN INC.

/s/ Jeffrey D. Capello
Jeffrey D. Capello
Executive Vice President and
Chief Financial Officer
(principal financial officer)
July 22, 2020