Form 10-Q
period 2020-09-30
BIOGEN INC.
filed 2020-10-21
CIK 875045

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the issuer’s Common Stock, $0.0005 par value, outstanding as of October 20, 2020, was 153,881,597 shares.

BIOGEN INC.
FORM 10-Q — Quarterly Report
For the Quarterly Period Ended September 30, 2020

NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements that are being made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995 (the Act) with the intention of obtaining the benefits of the “Safe Harbor” provisions of the Act. These forward-looking statements may be accompanied by such words as “aim,” “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “plan,” “potential,” “possible,” “will,” “would” and other words and terms of similar meaning. Reference is made in particular to forward-looking statements regarding:
•the anticipated amount, timing and accounting of revenues; contingent, milestone, royalty and other payments under licensing, collaboration, acquisition or divestiture agreements; tax positions and contingencies; collectability of receivables; pre-approval inventory; cost of sales; research and development costs; compensation and other selling, general and administrative expenses; amortization of intangible assets; foreign currency exchange risk; estimated fair value of assets and liabilities; and impairment assessments;
•expectations, plans and prospects relating to sales, pricing, growth and launch of our marketed and pipeline products;
•the potential impact of increased product competition in the markets in which we compete, including increased competition from generics, biosimilars, prodrugs and products approved under abbreviated regulatory pathways, including generic or biosimilar versions of our products;
•the timing, outcome and impact of administrative, regulatory, legal and other proceedings related to our patents and other proprietary and intellectual property rights, tax audits, assessments and settlements, pricing matters, sales and promotional practices, product liability and other matters;
•patent terms, patent term extensions, patent office actions and expected availability and period of regulatory exclusivity;
•our plans and investments in our core and emerging growth areas as well as implementation of our corporate strategy;
•the drivers for growing our business, including our plans and intention to commit resources relating to research and development programs and business development opportunities as well as the potential benefits and results of certain business development transactions;
•our ability to finance our operations and business initiatives and obtain funding for such activities;
•the costs and timing of potential clinical trials, filings and approvals, and the potential therapeutic scope of the development and commercialization of our and our collaborators’ pipeline products;
•adverse safety events involving our marketed products, generic or biosimilar versions of our marketed products or any other products from the same class as one of our products;
•the direct and indirect impact of COVID-19 on our business and operations, including sales, expenses, supply chain, manufacturing, research and development costs, clinical trials and employees;
•the potential impact of healthcare reform in the United States (U.S.) and measures being taken worldwide designed to reduce healthcare costs and limit the overall level of government expenditures, including the impact of pricing actions and reduced reimbursement for our products;
•our manufacturing capacity, use of third-party contract manufacturing organizations, plans and timing relating to changes in our manufacturing capabilities, activities in new or existing manufacturing facilities and the expected timeline for the Solothurn manufacturing facility to be partially operational;
•the impact of the continued uncertainty of the credit and economic conditions in certain countries in Europe and our collection of accounts receivable in such countries;
•the potential impact on our results of operations and liquidity of the United Kingdom's (U.K.) departure from the European Union (E.U.);
•lease commitments, purchase obligations and the timing and satisfaction of other contractual obligations; and
•the impact of new laws, regulatory requirements, judicial decisions and accounting standards.

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
NOTE REGARDING COMPANY AND PRODUCT REFERENCES
References in this report to:
•“Biogen,” the “company,” “we,” “us” and “our” refer to Biogen Inc. and its consolidated subsidiaries; and
•“RITUXAN” refers to both RITUXAN (the trade name for rituximab in the U.S., Canada and Japan) and MabThera (the trade name for rituximab outside the U.S., Canada and Japan).
NOTE REGARDING TRADEMARKS
AVONEX®, PLEGRIDY®, RITUXAN®, RITUXAN HYCELA®, SPINRAZA®, TECFIDERA®, TYSABRI®, VUMERITY® and ZINBRYTA® are registered trademarks of Biogen.
BENEPALI™, FLIXABI™, FUMADERM™, IMRALDI™ and Healthy Climate, Healthy Lives™ are trademarks of Biogen.
ENBREL®, EYLEA®, FAMPYRATM, GAZYVA®, HUMIRA®, LUCENTIS®, OCREVUS®, REMICADE®, SkySTAR™ and other trademarks referenced in this report are the property of their respective owners.

PART I FINANCIAL INFORMATION

BIOGEN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited, in millions, except per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues:
Product, net	$2,690.3	$2,894.7	$8,390.6	$8,455.0
Revenues from anti-CD20 therapeutic programs	560.1	595.8	1,558.8	1,689.6
Other	125.7	109.6	642.6	562.0
Total revenues	3,376.1	3,600.1	10,592.0	10,706.6
Cost and expenses:
Cost of sales, excluding amortization and impairment of acquired intangible assets	449.1	430.0	1,314.6	1,508.3
Research and development	1,140.9	540.4	2,264.8	1,588.9
Selling, general and administrative	573.1	554.5	1,698.3	1,709.8
Amortization and impairment of acquired intangible assets	82.6	283.9	215.6	422.2
Collaboration profit (loss) sharing	73.0	60.2	166.5	181.8
Loss on divestiture of Hillerød, Denmark manufacturing operations	—	(17.7)	—	95.5
(Gain) loss on fair value remeasurement of contingent consideration	(29.0)	(57.8)	(23.5)	(66.3)
Restructuring charges	—	0.3	—	1.5
Acquired in-process research and development	—	—	75.0	—
Total cost and expenses	2,289.7	1,793.8	5,711.3	5,441.7
Income from operations	1,086.4	1,806.3	4,880.7	5,264.9
Other income (expense), net	(128.6)	(27.3)	(186.1)	132.6
Income before income tax expense and equity in loss of investee, net of tax	957.8	1,779.0	4,694.6	5,397.5
Income tax expense	240.8	211.3	979.0	881.9
Equity in (income) loss of investee, net of tax	13.1	21.8	12.7	66.8
Net income	703.9	1,545.9	3,702.9	4,448.8
Net income (loss) attributable to noncontrolling interests, net of tax	2.4	—	60.2	—
Net income attributable to Biogen Inc.	$701.5	$1,545.9	$3,642.7	$4,448.8

Net income per share:
Basic earnings per share attributable to Biogen Inc.	$4.47	$8.40	$22.29	$23.38
Diluted earnings per share attributable to Biogen Inc.	$4.46	$8.39	$22.25	$23.35

Weighted-average shares used in calculating:
Basic earnings per share attributable to Biogen Inc.	156.9	184.0	163.4	190.3
Diluted earnings per share attributable to Biogen Inc.	157.2	184.2	163.7	190.5

See accompanying notes to these unaudited condensed consolidated financial statements.

BIOGEN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in millions)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Net income attributable to Biogen Inc.	$701.5	$1,545.9	$3,642.7	$4,448.8
Other comprehensive income:
Unrealized gains (losses) on securities available for sale, net of tax	0.1	0.1	1.0	10.3
Unrealized gains (losses) on cash flow hedges, net of tax	(83.7)	59.1	(101.1)	38.1
Gains (losses) on net investment hedges	(11.3)	21.2	5.5	46.9
Unrealized gains (losses) on pension benefit obligation, net of tax	(0.5)	0.8	0.4	1.5
Currency translation adjustment	50.9	79.4	3.9	51.3
Total other comprehensive income (loss), net of tax	(44.5)	160.6	(90.3)	148.1
Comprehensive income attributable to Biogen Inc.	657.0	1,706.5	3,552.4	4,596.9
Comprehensive income (loss) attributable to noncontrolling interests, net of tax	1.5	—	61.1	(0.4)
Comprehensive income	$658.5	$1,706.5	$3,613.5	$4,596.5

See accompanying notes to these unaudited condensed consolidated financial statements.

BIOGEN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in millions, except per share amounts)

	As of September 30, 2020	As of December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$2,224.8	$2,913.7
Marketable securities	1,355.0	1,562.2
Accounts receivable, net	2,024.9	1,880.5
Due from anti-CD20 therapeutic programs	527.2	590.2
Inventory	1,027.7	804.2
Other current assets	683.5	631.0
Total current assets	7,843.1	8,381.8
Marketable securities	1,009.8	1,408.1
Property, plant and equipment, net	3,359.9	3,247.3
Operating lease assets	434.2	427.0
Intangible assets, net	3,323.6	3,527.4
Goodwill	5,755.7	5,757.8
Deferred tax asset	1,372.9	3,232.1
Investments and other assets	1,834.9	1,252.8
Total assets	$24,934.1	$27,234.3
LIABILITIES AND EQUITY
Current liabilities:
Current portion of notes payable	$—	$1,495.8
Taxes payable	119.4	71.4
Accounts payable	398.4	530.8
Accrued expenses and other	3,286.2	2,765.8
Total current liabilities	3,804.0	4,863.8
Notes payable	7,425.0	4,459.0
Deferred tax liability	1,123.4	2,810.8
Long-term operating lease liabilities	409.1	412.7
Other long-term liabilities	1,428.1	1,348.9
Total liabilities	14,189.6	13,895.2
Commitments and contingencies
Equity:
Biogen Inc. shareholders’ equity:
Preferred stock, par value $0.001 per share	—	—
Common stock, par value $0.0005 per share	0.1	0.1
Additional paid-in capital	—	—
Accumulated other comprehensive loss	(225.5)	(135.2)
Retained earnings	13,961.0	16,455.4
Treasury stock, at cost	(2,977.1)	(2,977.1)
Total Biogen Inc. shareholders’ equity	10,758.5	13,343.2
Noncontrolling interests	(14.0)	(4.1)
Total equity	10,744.5	13,339.1
Total liabilities and equity	$24,934.1	$27,234.3
See accompanying notes to these unaudited condensed consolidated financial statements.

BIOGEN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in millions)

	For the Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net income	$3,702.9	$4,448.8
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation, amortization and impairments	366.8	567.6
Acquired in-process research and development	75.0	—
Share-based compensation	149.3	143.9
Contingent consideration	(23.5)	(66.3)
Loss on divestiture of Hillerød, Denmark manufacturing operations	—	95.5
Deferred income taxes	211.9	28.4
Unrealized (gain) loss on strategic investments	41.8	(189.8)
Loss on equity method investment	14.7	63.5
Other	110.1	87.4
Changes in operating assets and liabilities, net:
Accounts receivable	(135.7)	(2.4)
Due from anti-CD20 therapeutic programs	63.0	(55.4)
Inventory	(270.6)	47.3
Accrued expenses and other current liabilities	372.9	(109.1)
Income tax assets and liabilities	15.3	64.6
Other changes in operating assets and liabilities, net	(97.0)	(5.6)
Net cash flows provided by operating activities	4,596.9	5,118.4
Cash flows from investing activities:
Proceeds from sales and maturities of marketable securities	5,240.7	3,867.6
Purchases of marketable securities	(4,649.1)	(4,052.1)
Contingent consideration paid related to Fumapharm AG acquisition	—	(300.0)
Acquisition of Nightstar Therapeutics plc, net of cash acquired	—	(744.4)
Purchase of Sangamo Therapeutics, Inc. stock	(141.8)	—
Purchase of Denali Therapeutics Inc. stock	(423.7)	—
Proceeds from divestiture of Hillerød, Denmark manufacturing operations	—	923.7
Purchases of property, plant and equipment	(338.8)	(404.1)
Acquired in-process research and development	(75.0)	—
Acquisitions of intangible assets	(37.0)	—
Proceeds from sales of strategic investments	0.5	476.0
Other	(18.0)	(4.6)
Net cash flows provided by (used in) investing activities	(442.2)	(237.9)
Cash flows from financing activities:
Purchases of treasury stock	(6,279.1)	(3,775.2)
Payments related to issuance of stock for share-based compensation arrangements, net	(11.8)	(16.9)
Proceeds from borrowings	2,967.3	—
Repayment of borrowings	(1,500.0)	—
Net distribution to noncontrolling interest	(70.9)	4.3
Other	22.9	43.8
Net cash flows used in financing activities	(4,871.6)	(3,744.0)
Net increase (decrease) in cash and cash equivalents	(716.9)	1,136.5
Effect of exchange rate changes on cash and cash equivalents	28.0	(17.2)
Cash and cash equivalents, beginning of the period	2,913.7	1,224.6
Cash and cash equivalents, end of the period	$2,224.8	$2,343.9

See accompanying notes to these unaudited condensed consolidated financial statements.

BIOGEN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited, in millions)

	Preferred stock		Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings	Treasury stock		Total Biogen Inc. shareholders’ equity	Noncontrolling interests	Total equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance, June 30, 2020	—	$—	182.1	$0.1	$—	$(181.0)	$14,466.7	(23.8)	$(2,977.1)	$11,308.7	$(19.5)	$11,289.2
Net income	—	—	—	—	—	—	701.5	—	—	701.5	2.4	703.9
Other comprehensive income (loss), net of tax	—	—	—	—	—	(44.5)	—	—	—	(44.5)	(0.9)	(45.4)
Capital contribution by noncontrolling interest	—	—	—	—	—	—	—	—	—	—	4.0	4.0
Repurchase of common stock pursuant to the December 2019 Share Repurchase Program, at cost	—	—	(4.5)	—	—	—	—	(4.5)	(1,250.0)	(1,250.0)	—	(1,250.0)
Retirement of common stock pursuant to the December 2019 Share Repurchase Program, at cost	—	—	—	—	(45.1)	—	(1,204.9)	4.5	1,250.0	—	—	—
Issuance of common stock under stock option and stock purchase plans	—	—	0.1	—	9.7	—	—	—	—	9.7	—	9.7
Issuance of common stock under stock award plan	—	—	—	—	—	—	(2.3)	—	—	(2.3)	—	(2.3)
Compensation related to share-based payments	—	—	—	—	35.4	—	—	—	—	35.4	—	35.4
Balance, September 30, 2020	—	$—	177.7	$0.1	$—	$(225.5)	$13,961.0	(23.8)	$(2,977.1)	$10,758.5	$(14.0)	$10,744.5

See accompanying notes to these unaudited condensed consolidated financial statements.

BIOGEN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY - (Continued)
(unaudited, in millions)

	Preferred stock		Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings	Treasury stock		Total Biogen Inc. shareholders’ equity	Noncontrolling interests	Total equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance, December 31, 2019	—	$—	198.0	$0.1	$—	$(135.2)	$16,455.4	(23.8)	$(2,977.1)	$13,343.2	$(4.1)	$13,339.1
Net income	—	—	—	—	—	—	3,642.7	—	—	3,642.7	60.2	3,702.9
Other comprehensive income (loss), net of tax	—	—	—	—	—	(90.3)	—	—	—	(90.3)	0.9	(89.4)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	—	—	(75.0)	(75.0)
Capital contribution by noncontrolling interest	—	—	—	—	—	—	—	—	—	—	4.0	4.0
Repurchase of common stock pursuant to the March 2019 Share Repurchase Program, at cost	—	—	—	—	—	—	—	(4.1)	(1,279.1)	(1,279.1)	—	(1,279.1)
Retirement of common stock pursuant to the March 2019 Share Repurchase Program, at cost	—	—	(4.1)	—	(71.0)	—	(1,208.1)	4.1	1,279.1	—	—	—
Repurchase of common stock pursuant to the December 2019 Share Repurchase Program, at cost	—	—	—	—	—	—	—	(16.7)	(5,000.0)	(5,000.0)	—	(5,000.0)
Retirement of common stock pursuant to the December 2019 Share Repurchase Program, at cost	—	—	(16.7)	—	(121.3)	—	(4,878.7)	16.7	5,000.0	—	—	—
Issuance of common stock under stock option and stock purchase plans	—	—	0.2	—	38.8	—	—	—	—	38.8	—	38.8
Issuance of common stock under stock award plan	—	—	0.3	—	—	—	(50.3)	—	—	(50.3)	—	(50.3)
Compensation related to share-based payments	—	—	—	—	154.2	—	—	—	—	154.2	—	154.2
Other	—	—	—	—	(0.7)	—	—	—	—	(0.7)	—	(0.7)
Balance, September 30, 2020	—	$—	177.7	$0.1	$—	$(225.5)	$13,961.0	(23.8)	$(2,977.1)	$10,758.5	$(14.0)	$10,744.5

See accompanying notes to these unaudited condensed consolidated financial statements.

BIOGEN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY - (Continued)
(unaudited, in millions)

	Preferred stock		Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings	Treasury stock		Total Biogen Inc. shareholders’ equity	Noncontrolling interests	Total equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance, June 30, 2019	—	$—	208.6	$0.1	$—	$(252.9)	$16,182.8	(23.8)	$(2,977.1)	$12,952.9	$(4.1)	$12,948.8
Net income	—	—	—	—	—	—	1,545.9	—	—	1,545.9	—	1,545.9
Other comprehensive income (loss), net of tax	—	—	—	—	—	160.6	—	—	—	160.6	—	160.6
Repurchase of common stock pursuant to the March 2019 Share Repurchase Program, at cost	—	—	—	—	—	—	—	(3.1)	(717.9)	(717.9)	—	(717.9)
Retirement of common stock pursuant to the March 2019 Share Repurchase Program, at cost	—	—	(3.1)	—	(55.1)	—	(662.8)	3.1	717.9	—	—	—
Issuance of common stock under stock option and stock purchase plans	—	—	0.1	—	7.3	—	—	—	—	7.3	—	7.3
Issuance of common stock under stock award plan	—	—	0.1	—	—	—	(0.7)	—	—	(0.7)	—	(0.7)
Compensation related to share-based payments	—	—	—	—	47.8	—	—	—	—	47.8	—	47.8
Balance, September 30, 2019	—	$—	205.7	$0.1	$—	$(92.3)	$17,065.2	(23.8)	$(2,977.1)	$13,995.9	$(4.1)	$13,991.8

See accompanying notes to these unaudited condensed consolidated financial statements.

BIOGEN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY - (Continued)
(unaudited, in millions)

	Preferred stock		Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings	Treasury stock		Total Biogen Inc. shareholders’ equity	Noncontrolling interests	Total equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance, December 31, 2018	—	$—	221.0	$0.1	$—	$(240.4)	$16,257.0	(23.8)	$(2,977.1)	$13,039.6	$(8.0)	$13,031.6
Net income	—	—	—	—	—	—	4,448.8	—	—	4,448.8	—	4,448.8
Other comprehensive income (loss), net of tax	—	—	—	—	—	148.1	—	—	—	148.1	(0.4)	147.7
Capital contribution by noncontrolling interest	—	—	—	—	—	—	—	—	—	—	4.3	4.3
Repurchase of common stock pursuant to the March 2019 Share Repurchase Program, at cost	—	—	—	—	—	—	—	(7.0)	(1,627.8)	(1,627.8)	—	(1,627.8)
Retirement of common stock pursuant to the March 2019 Share Repurchase Program, at cost	—	—	(7.0)	—	(74.8)	—	(1,553.0)	7.0	1,627.8	—	—	—
Repurchase of common stock pursuant to the 2018 Share Repurchase Program, at cost	—	—	—	—	—	—	—	(8.9)	(2,147.4)	(2,147.4)	—	(2,147.4)
Retirement of common stock pursuant to the 2018 Share Repurchase Program, at cost	—	—	(8.9)	—	(110.5)	—	(2,036.9)	8.9	2,147.4	—	—	—
Issuance of common stock under stock option and stock purchase plans	—	—	0.2	—	33.5	—	—	—	—	33.5	—	33.5
Issuance of common stock under stock award plan	—	—	0.4	—	—	—	(50.7)	—	—	(50.7)	—	(50.7)
Compensation related to share-based payments	—	—	—	—	151.8	—	—	—	—	151.8	—	151.8
Balance, September 30, 2019	—	$—	205.7	$0.1	$—	$(92.3)	$17,065.2	(23.8)	$(2,977.1)	$13,995.9	$(4.1)	$13,991.8
See accompanying notes to these unaudited condensed consolidated financial statements.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.    Summary of Significant Accounting Policies
References in these notes to "Biogen," the "company," "we," "us" and "our" refer to Biogen Inc. and its consolidated subsidiaries.
Business Overview
Biogen is a global biopharmaceutical company focused on discovering, developing and delivering worldwide innovative therapies for people living with serious neurological and neurodegenerative diseases as well as related therapeutic adjacencies. Our core growth areas include multiple sclerosis (MS) and neuroimmunology; Alzheimer's disease and dementia; neuromuscular disorders, including spinal muscular atrophy (SMA) and amyotrophic lateral sclerosis (ALS); movement disorders, including Parkinson's disease; and ophthalmology. We are also focused on discovering, developing and delivering worldwide innovative therapies in our emerging growth areas of immunology; neurocognitive disorders; acute neurology; and pain. In addition, we commercialize biosimilars of advanced biologics. We support our drug discovery and development efforts through the commitment of significant resources to discovery, research and development programs and business development opportunities.
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
Basis of Presentation
In the opinion of management, our condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair statement of our financial statements for interim periods in accordance with accounting principles generally accepted in the United States (U.S. GAAP). The information included in this quarterly report on Form 10-Q should be read in conjunction with our audited consolidated financial statements and the accompanying notes included in our 2019 Form 10-K. Our accounting policies are described in the Notes to Consolidated Financial Statements in our 2019 Form 10-K and updated, as necessary, in this report. The year-end condensed consolidated balance sheet data presented for comparative purposes was derived from our audited financial statements but does not include all disclosures required by U.S. GAAP. The results of operations for the three and nine months ended September 30, 2020, are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.
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
The length of time and full extent to which the COVID-19 pandemic directly or indirectly impacts our business, results of operations and financial condition, including sales, expenses, reserves and allowances, manufacturing, clinical trials, research and development costs and employee-related amounts, depends on future developments that are highly uncertain, subject to change and are difficult to predict, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain or treat COVID-19 as well as the economic impact on local, regional, national and international customers and markets. We have made estimates of the impact of COVID-19 within our condensed consolidated financial statements and there may be changes to those estimates in future periods.
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

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
This standard became effective for us on January 1, 2020, and based on the composition of our trade receivables, investment portfolio and other financial assets, current economic conditions and historical credit loss activity, the adoption of this standard did not have a material impact on our condensed consolidated financial statements and related disclosures. During the three and nine months ended September 30, 2020, we recorded an immaterial amount associated with expected credit losses related to outstanding trade receivables in certain foreign countries that have been disproportionately impacted by the COVID-19 pandemic.
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
Internal Use Software
In August 2018 the FASB issued ASU No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. This standard clarifies the accounting for implementation costs in cloud computing arrangements. This standard, which became effective for us on January 1, 2020, and was adopted on a prospective basis, resulted in an immaterial amount of additional assets being recorded on our condensed consolidated balance sheets.
Collaborative Arrangements
In November 2018 the FASB issued ASU No. 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606. This standard makes targeted improvements for collaborative arrangements as follows:
•Clarifies that certain transactions between collaborative arrangement participants should be accounted for as revenue under Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers, when the collaborative arrangement participant is a customer in the context of a unit of account. In those situations, all the guidance in ASC 606 should be applied, including recognition, measurement, presentation and disclosure requirements;
•Adds unit-of-account guidance to ASC 808, Collaborative Arrangements, to align with the guidance in ASC 606 (that is, a distinct good or service) when an entity is assessing whether the collaborative arrangement or a part of the arrangement is within the scope of ASC 606; and
•Precludes a company from presenting transactions with collaborative arrangement participants that are not directly related to sales to third parties with revenue recognized under ASC 606 if the collaborative arrangement participant is not a customer.
This standard became effective for us on January 1, 2020, and did not have a material impact on our condensed consolidated financial statements and related disclosures.
2.    Acquisitions
BIIB118 Acquisition
In March 2020 we acquired BIIB118 (formerly known as PF-05251749), a novel CNS-penetrant small molecule inhibitor of casein kinase 1, for the potential treatment of patients with behavioral and neurological symptoms across various psychiatric and neurological diseases from Pfizer Inc. (Pfizer). We plan to develop this Phase 1 asset for the potential treatment of sundowning in Alzheimer's disease and irregular sleep wake rhythm disorder in Parkinson’s disease.
In connection with this acquisition, we made an upfront payment of $75.0 million to Pfizer, which was accounted for as an asset acquisition and recorded as acquired in-process research and development (IPR&D) in our condensed consolidated statements of income as BIIB118 has not yet reached technological feasibility. We may also pay Pfizer up to $635.0 million in potential additional development and commercialization milestone payments as well as tiered royalties in the high single digits to sub-teens.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
Acquisition of Nightstar Therapeutics plc
In June 2019 we completed our acquisition of all of the outstanding shares of Nightstar Therapeutics plc (NST), a clinical-stage gene therapy company focused on adeno-associated virus (AAV) treatments for inherited retinal disorders. As a result of this acquisition, we added two mid- to late-stage clinical assets as well as preclinical programs in ophthalmology. These assets include BIIB111 (timrepigene emparvovec), which is in Phase 3 development for the potential treatment of choroideremia, a rare, degenerative, X-linked inherited retinal disorder that leads to blindness and currently has no approved treatments, and BIIB112 (RPGR gene therapy), which is in Phase 2/3 development for the potential treatment of X-linked retinitis pigmentosa, which is a rare inherited retinal disease with no currently approved treatments.
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
3.    Divestitures
Divestiture of Hillerød, Denmark Manufacturing Operations
In March 2019 we entered into a share purchase agreement with FUJIFILM Corporation (FUJIFILM) to sell all of the outstanding shares of our subsidiary that owned our biologics manufacturing operations in Hillerød, Denmark. We determined that the assets and liabilities related to our Hillerød, Denmark manufacturing operations met the criteria to be classified as held for sale. For the nine months ended September 30, 2019, we recorded a loss of approximately $160.2 million in our condensed consolidated statements of income. This estimated loss included a pre-tax loss of $95.5 million, which reflected a $17.7 million decrease to our previously recorded pre-tax loss, reflecting our estimated fair value of the assets and liabilities held for sale as of September 30, 2019, adjusted for our expected costs to sell our Hillerød, Denmark manufacturing operations of approximately $11.2 million and included our initial estimate of the fair value of an adverse commitment of approximately $114.0 million associated with the guarantee of future minimum batch production at the Hillerød facility. The value of this adverse commitment was determined using a probability-weighted estimate of future manufacturing activity. In addition, we recorded a tax expense of $64.7 million related to the transaction during the nine months ended September 30, 2019.
In August 2019 this transaction closed and we received approximately $881.9 million in cash, which may be adjusted based on the contractual terms discussed below. We determined that the operations disposed of in this transaction did not meet the criteria to be classified as discontinued operations under the applicable guidance.
As part of this transaction, we provided FUJIFILM with certain minimum batch production commitment guarantees. There is a risk that the minimum contractual batch production commitments will not be met. Our estimate of the adverse commitment obligation is approximately $74.0 million as of September 30, 2020 and December 31, 2019. We developed this estimate using a probability-weighted estimate of future manufacturing activity and may adjust this estimate based upon changes in business conditions, which may result in the increase or reduction of this adverse commitment obligation in subsequent periods. We also may be obligated to indemnify FUJIFILM for liabilities that existed relating to certain business activities incurred prior to the closing of this transaction. Our estimate of the fair value of the adverse commitment obligation is a Level 3 measurement and is based on forecasted batch production at the Hillerød facility.
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
4.    Revenues
Product Revenues
Revenues by product are summarized as follows:

	For the Three Months Ended September 30,
	2020			2019
(In millions)	United States	Rest of World	Total	United States	Rest of World	Total
Multiple Sclerosis (MS):
Fumarate*	$684.2	$283.3	$967.5	$842.0	$280.4	$1,122.4
Interferon**	327.3	146.8	474.1	360.3	169.7	530.0
TYSABRI	304.2	212.3	516.5	263.0	220.6	483.6
FAMPYRA	—	26.8	26.8	—	24.2	24.2
Subtotal: MS product revenues	1,315.7	669.2	1,984.9	1,465.3	694.9	2,160.2

Spinal Muscular Atrophy:
SPINRAZA	182.5	311.9	494.4	236.7	310.4	547.1

Biosimilars:
BENEPALI	—	124.2	124.2	—	115.9	115.9
IMRALDI	—	56.2	56.2	—	49.3	49.3
FLIXABI	—	27.5	27.5	—	18.4	18.4
Subtotal: Biosimilar product revenues	—	207.9	207.9	—	183.6	183.6

Other:
FUMADERM	—	3.1	3.1	—	3.8	3.8
Total product revenues	$1,498.2	$1,192.1	$2,690.3	$1,702.0	$1,192.7	$2,894.7

*Fumarate includes TECFIDERA and VUMERITY. VUMERITY became commercially available in the U.S. in November 2019.
**Interferon includes AVONEX and PLEGRIDY.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

	For the Nine Months Ended September 30,
	2020			2019
(In millions)	United States	Rest of World	Total	United States	Rest of World	Total
Multiple Sclerosis (MS):
Fumarate*	$2,383.4	$875.2	$3,258.6	$2,429.5	$841.9	$3,271.4
Interferon**	965.5	456.0	1,421.5	1,067.3	518.0	1,585.3
TYSABRI	826.0	644.9	1,470.9	772.3	647.0	1,419.3
FAMPYRA	—	78.1	78.1	—	71.2	71.2
Subtotal: MS product revenues	4,174.9	2,054.2	6,229.1	4,269.1	2,078.1	6,347.2

Spinal Muscular Atrophy:
SPINRAZA	628.2	925.8	1,554.0	690.6	863.2	1,553.8

Biosimilars:
BENEPALI	—	363.9	363.9	—	360.2	360.2
IMRALDI	—	162.6	162.6	—	132.3	132.3
FLIXABI	—	71.8	71.8	—	49.9	49.9
Subtotal: Biosimilar product revenues	—	598.3	598.3	—	542.4	542.4

Other:
FUMADERM	—	9.2	9.2	—	11.6	11.6
Total product revenues	$4,803.1	$3,587.5	$8,390.6	$4,959.7	$3,495.3	$8,455.0

*Fumarate includes TECFIDERA and VUMERITY. VUMERITY became commercially available in the U.S. in November 2019.
**Interferon includes AVONEX and PLEGRIDY.
We recognized revenues from two wholesalers accounting for 31.2% and 15.6% of gross product revenues for the three months ended September 30, 2020, and 30.9% and 16.0% of gross product revenues for the nine months ended September 30, 2020.
We recognized revenues from two wholesalers accounting for 28.7% and 18.4% of gross product revenues for the three months ended September 30, 2019, and 30.1% and 17.0% of gross product revenues for the nine months ended September 30, 2019.
An analysis of the change in reserves for discounts and allowances is summarized as follows:

(In millions)	Discounts	Contractual Adjustments	Returns	Total
Balance, December 31, 2019	$131.1	$1,027.3	$40.5	$1,198.9
Current provisions relating to sales in current year	589.6	2,465.8	14.8	3,070.2
Adjustments relating to prior years	(1.0)	(41.6)	1.8	(40.8)
Payments/credits relating to sales in current year	(457.9)	(1,704.5)	—	(2,162.4)
Payments/credits relating to sales in prior years	(120.3)	(658.4)	(15.4)	(794.1)
Balance, September 30, 2020	$141.5	$1,088.6	$41.7	$1,271.8
The total reserves above, which are included in our condensed consolidated balance sheets, are summarized as follows:

(In millions)	As of September 30, 2020	As of December 31, 2019
Reduction of accounts receivable, net	$227.9	$197.8
Component of accrued expenses and other	1,043.9	1,001.1
Total revenue-related reserves	$1,271.8	$1,198.9

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
Revenues from Anti-CD20 Therapeutic Programs
Revenues from anti-CD20 therapeutic programs are summarized below. For the purposes of this footnote we refer to RITUXAN and RITUXAN HYCELA collectively as RITUXAN.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In millions)	2020	2019	2020	2019
Biogen’s share of pre-tax profits in the U.S. for RITUXAN and GAZYVA	$275.0	$393.2	$873.8	$1,161.2
Other revenues from anti-CD20 therapeutic programs	285.1	202.6	685.0	528.4
Total revenues from anti-CD20 therapeutic programs	$560.1	$595.8	$1,558.8	$1,689.6
For additional information on our collaboration arrangements with Genentech, please read Note 18, Collaborative and Other Relationships, to our consolidated financial statements included in our 2019 Form 10-K.
Other Revenues
Other revenues are summarized as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In millions)	2020	2019	2020	2019
Revenues from collaborative and other relationships:
Profit (loss) earned under our 50% share of the co-promotion losses on ZINBRYTA in the U.S. with AbbVie Inc.	$—	$0.3	$0.7	$(0.2)
Revenues earned under our technical development agreement, manufacturing services agreements and royalty revenues on biosimilar products with Samsung Bioepis	5.4	12.9	13.6	89.9
Other royalty and corporate revenues:
Royalty	10.3	3.3	28.8	9.9
Other corporate	110.0	93.1	599.5	462.4
Total other revenues	$125.7	$109.6	$642.6	$562.0
During the third quarter of 2019, we amended our agreement with a contract manufacturing customer pursuant to which we licensed certain of our manufacturing-related intellectual property to the customer. In the second quarter of 2020, the customer received regulatory approval for its product that is being manufactured using certain of our manufacturing-related intellectual property. As a result, we are entitled to $500.0 million in a series of three payments. The first payment became due upon regulatory approval of such product and was received during the second quarter of 2020. Subsequent payments are due on the first and second anniversaries of the regulatory approval.
Other corporate revenues for the nine months ended September 30, 2020, reflect $333.2 million related to the delivery of the license for certain of our manufacturing-related intellectual property under the amended agreement discussed above and the performance of manufacturing product supply services for such customer. We have allocated the remaining $166.8 million of the $500.0 million transaction price to the performance of manufacturing product supply services for the customer, which we expect to perform through 2026. The value allocated to the manufacturing services was based on expected demand for supply and the fair value of comparable manufacturing and development services.
5.    Inventory
The components of inventory are summarized as follows:

(In millions)	As of September 30, 2020	As of December 31, 2019
Raw materials	$288.4	$169.7
Work in process	539.9	460.0
Finished goods	199.4	174.5
Total inventory	$1,027.7	$804.2

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
6.    Intangible Assets and Goodwill
Intangible Assets
Intangible assets, net of accumulated amortization, impairment charges and adjustments, are summarized as follows:

		As of September 30, 2020			As of December 31, 2019
(In millions)	Estimated Life	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Completed technology	4-28 years	$7,394.3	$(5,077.7)	$2,316.6	$7,379.3	$(4,881.4)	$2,497.9
In-process research and development	Indefinite until commercialization	943.0	—	943.0	965.5	—	965.5
Trademarks and trade names	Indefinite	64.0	—	64.0	64.0	—	64.0
Total intangible assets		$8,401.3	$(5,077.7)	$3,323.6	$8,408.8	$(4,881.4)	$3,527.4
For the three and nine months ended September 30, 2020, amortization and impairment of acquired intangible assets totaled $82.6 million and $215.6 million, respectively, compared to $283.9 million and $422.2 million, respectively, in the prior year comparative periods.
For the three and nine months ended September 30, 2020, amortization and impairment of acquired intangible assets reflects the impact of a $19.3 million impairment charge related to one of our IPR&D intangible assets.
For the three and nine months ended September 30, 2019, amortization and impairment of acquired intangible assets reflects the impact of a $215.9 million impairment charge related to certain IPR&D assets associated with the Phase 2b study of BG00011 (STX-100) for the potential treatment of idiopathic pulmonary fibrosis, which was discontinued in the third quarter of 2019.
For the three and nine months ended September 30, 2020, amortization of acquired intangible assets, excluding impairment charges, totaled $63.3 million and $196.3 million, respectively, compared to $68.0 million and $206.3 million, respectively, in the prior year comparative periods.
Completed Technology
Completed technology primarily relates to our acquisition of all remaining rights to TYSABRI from Elan Pharma International Ltd., an affiliate of Elan Corporation plc, and milestone payments made to Alkermes Pharma Ireland Limited, a subsidiary of Alkermes plc, following the approval of VUMERITY in the U.S. in October 2019, net of accumulated amortization.
IPR&D Related to Business Combinations
IPR&D represents the fair value assigned to research and development assets that we acquired as part of a business combination and had not yet reached technological feasibility at the date of acquisition. Included in IPR&D balances are adjustments related to foreign currency exchange rate fluctuations. We review amounts capitalized as acquired IPR&D for impairment annually, as of October 31, and whenever events or changes in circumstances indicate to us that the carrying value of the assets might not be recoverable. The carrying value associated with our IPR&D assets as of September 30, 2020, relates to the various IPR&D programs we acquired in connection with our acquisitions of NST, Convergence Pharmaceuticals Holdings Ltd. (Convergence) and Biogen International Neuroscience GmbH (BIN). The majority of the balance relates to our acquisition of NST in June 2019 whereby we acquired IPR&D programs with an estimated fair value of approximately $700.0 million.
Vixotrigine
In the periods since we acquired vixotrigine (BIIB074), there have been numerous delays in the initiation of Phase 3 studies for the potential treatment of trigeminal neuralgia (TGN) as we engaged with the U.S. Food and Drug Administration (FDA) regarding the design of the Phase 3 studies and awaited data and insights from mid-stage clinical trials of vixotrigine in other indications that have since been completed. The fair value of the TGN asset is not significantly in excess of carrying value. As of September 30, 2020, the carrying value associated with our vixotrigine IPR&D assets was $167.6 million.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
Estimated Future Amortization of Intangible Assets
The estimated future amortization of finite-lived intangible assets for the next five years is expected to be as follows:

(In millions)	As of September 30, 2020
2020 (remaining three months)	$60.0
2021	205.0
2022	215.0
2023	215.0
2024	225.0
2025	220.0
Goodwill
The following table provides a roll forward of the changes in our goodwill balance:

(In millions)	As of September 30, 2020
Goodwill, December 31, 2019	$5,757.8
Other	(2.1)
Goodwill, September 30, 2020	$5,755.7
As of September 30, 2020, we had no accumulated impairment losses related to goodwill. Other includes adjustments related to foreign currency exchange rate fluctuations.
7.    Fair Value Measurements
The tables below present information about our assets and liabilities that are regularly measured and carried at fair value and indicate the level within the fair value hierarchy of the valuation techniques we utilized to determine such fair value:

	As of September 30, 2020
(In millions)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$1,570.3	$—	$1,570.3	$—
Marketable debt securities:
Corporate debt securities	1,443.8	—	1,443.8	—
Government securities	767.4	—	767.4	—
Mortgage and other asset backed securities	153.6	—	153.6	—
Marketable equity securities	868.5	276.5	592.0	—
Derivative contracts	26.0	—	26.0	—
Plan assets for deferred compensation	26.4	—	26.4	—
Total	$4,856.0	$276.5	$4,579.5	$—
Liabilities:
Derivative contracts	$99.6	$—	$99.6	$—
Contingent consideration obligations	322.6	—	—	322.6
Total	$422.2	$—	$99.6	$322.6

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
There have been no material impairments of our assets measured and carried at fair value during the three and nine months ended September 30, 2020. In addition, there were no changes in valuation techniques during the three and nine months ended September 30, 2020. The fair value of Level 2 instruments classified as cash equivalents and marketable debt securities was determined through third-party pricing services. The fair value of Level 2 instruments classified as marketable equity securities represents our investments in Sangamo Therapeutics, Inc. (Sangamo) common stock and Denali Therapeutics Inc. (Denali) common stock and are valued using an option pricing valuation model as the investments are each subject to certain holding period restrictions. For additional information on our investments in Sangamo and Denali common stock, please read Note 8, Financial Instruments, to these condensed consolidated financial statements.
Our investments in marketable equity securities also include shares of Ionis Pharmaceuticals, Inc. (Ionis) common stock acquired in June 2018. Our shares of Ionis common stock were initially subject to certain holding period restrictions that expired during the first quarter of 2020. The fair value of this investment was a Level 1 measurement as of September 30, 2020.
For a description of our validation procedures related to prices provided by third-party pricing services and our option pricing valuation model, please read Note 1, Summary of Significant Accounting Policies - Fair Value Measurements, to our consolidated financial statements included in our 2019 Form 10-K.
The following table summarizes the significant unobservable inputs in the fair value measurement of our contingent consideration obligations as of September 30, 2020:

	As of September 30, 2020
(In millions)	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
Liabilities:
Contingent consideration obligation	$322.6	Discounted cash flow	Discount rate	0.57% to 0.89%	0.63%
			Expected timing of achievement of development milestones	2021 to 2027	—
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

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
Debt Instruments
The fair and carrying values of our debt instruments, which are Level 2 liabilities, are summarized as follows:

	As of September 30, 2020		As of December 31, 2019
(In millions)	Fair Value	Carrying Value	Fair Value	Carrying Value
2.900% Senior Notes due September 15, 2020(1)	$—	$—	$1,509.6	$1,495.8
3.625% Senior Notes due September 15, 2022	1,058.4	997.5	1,038.9	996.6
4.050% Senior Notes due September 15, 2025	1,988.5	1,740.7	1,897.2	1,739.5
2.250% Senior Notes due May 1, 2030	1,532.8	1,491.0	—	—
5.200% Senior Notes due September 15, 2045	2,286.3	1,723.3	2,107.9	1,722.9
3.150% Senior Notes due May 1, 2050	1,470.0	1,472.5	—	—
Total	$8,336.0	$7,425.0	$6,553.6	$5,954.8

(1) Our 2.900% Senior Notes due September 15, 2020, were redeemed in full in May 2020 using the net proceeds from the issuance on April 30, 2020, of our senior unsecured notes for an aggregate principal amount of $3.0 billion. For additional information, please read Note 11, Indebtedness, to these condensed consolidated financial statements.
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
Contingent Consideration Obligations
In connection with our acquisitions of Convergence and BIN, we agreed to make additional payments based upon the achievement of certain milestone events. The following table provides a roll forward of the fair values of our contingent consideration obligations, which includes Level 3 measurements:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In millions)	2020	2019	2020	2019
Fair value, beginning of period	$351.6	$401.3	$346.1	$409.8
Changes in fair value	(29.0)	(57.8)	(23.5)	(66.3)
Payments	—	—	—	—
Fair value, end of period	$322.6	$343.5	$322.6	$343.5
As of September 30, 2020 and December 31, 2019, approximately $173.2 million and $197.7 million, respectively, of the fair value of our total contingent consideration obligations was reflected as a component of other long-term liabilities in our condensed consolidated balance sheets with the remaining balance reflected as a component of accrued expenses and other.
For the three and nine months ended September 30, 2020, changes in the fair value of our contingent consideration obligations were primarily due to changes in the probability and the expected timing of the achievement of certain remaining developmental milestones as well as changes in the interest rates used to revalue our contingent consideration liabilities and the passage of time.
For the three and nine months ended September 30, 2019, changes in the fair value of our contingent consideration obligations were primarily due to the discontinuation of the Phase 2b study of BG00011 for the potential treatment of idiopathic pulmonary fibrosis resulting in a reduction of our contingent consideration obligations of $61.2 million, partially offset by a decrease in interest rates used to revalue our contingent consideration liabilities and the passage of time.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
8.    Financial Instruments
The following table summarizes our financial assets with maturities of less than 90 days from the date of purchase included in cash and cash equivalents in our condensed consolidated balance sheets:

(In millions)	As of September 30, 2020	As of December 31, 2019
Commercial paper	$649.2	$384.4
Overnight reverse repurchase agreements	465.4	368.8
Money market funds	270.2	1,628.5
Short-term debt securities	185.5	159.4
Total	$1,570.3	$2,541.1
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
Our marketable equity securities gains (losses) are recorded in other income (expense), net in our condensed consolidated statements of income. The following tables summarize our marketable debt and equity securities:

	As of September 30, 2020
(In millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities:
Current	$963.5	$1.4	$(0.1)	$964.8
Non-current	475.9	3.2	(0.1)	479.0
Government securities:
Current	389.4	0.2	—	389.6
Non-current	376.4	1.4	—	377.8
Mortgage and other asset backed securities:
Current	0.6	—	—	0.6
Non-current	152.6	0.6	(0.2)	153.0
Total marketable debt securities	$2,358.4	$6.8	$(0.4)	$2,364.8
Marketable equity securities, non-current	$851.7	$63.6	$(46.8)	$868.5

	As of December 31, 2019
(In millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities:
Current	$1,057.2	$1.0	$—	$1,058.2
Non-current	633.9	3.0	—	636.9
Government securities:
Current	502.9	0.4	—	503.3
Non-current	510.1	0.8	(0.3)	510.6
Mortgage and other asset backed securities:
Current	0.7	—	—	0.7
Non-current	260.2	0.8	(0.4)	260.6
Total marketable debt securities	$2,965.0	$6.0	$(0.7)	$2,970.3
Marketable equity securities, non-current	$218.4	$132.1	$(13.0)	$337.5

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
Summary of Contractual Maturities: Available-for-Sale Debt Securities
The estimated fair value and amortized cost of our marketable debt securities available-for-sale by contractual maturity are summarized as follows:

	As of September 30, 2020		As of December 31, 2019
(In millions)	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost
Due in one year or less	$1,355.0	$1,353.4	$1,562.2	$1,560.8
Due after one year through five years	902.2	897.9	1,234.5	1,230.4
Due after five years	107.6	107.1	173.6	173.8
Total marketable debt securities	$2,364.8	$2,358.4	$2,970.3	$2,965.0
The average maturity of our marketable debt securities available-for-sale as of September 30, 2020 and December 31, 2019, was approximately 12 months and 14 months, respectively.
Proceeds from Marketable Debt Securities
The proceeds from maturities and sales of marketable debt securities and resulting realized gains and losses are summarized as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In millions)	2020	2019	2020	2019
Proceeds from maturities and sales	$1,360.9	$611.8	$5,240.7	$3,867.6
Realized gains	1.0	0.7	12.8	2.3
Realized losses	(0.9)	(0.1)	(25.2)	(0.7)
Strategic Investments
As of September 30, 2020 and December 31, 2019, our strategic investment portfolio was comprised of investments totaling $925.1 million and $393.9 million, respectively, which are included in investments and other assets in our condensed consolidated balance sheets.
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
The increase in our strategic investment portfolio for the three and nine months ended September 30, 2020, was primarily due to our purchases of Denali and Sangamo common stock, as discussed below.
Denali Therapeutics Inc.
In August 2020 we entered into a collaboration and license agreement with Denali. As part of this collaboration we purchased approximately 13 million shares of Denali common stock in September 2020. This investment is classified as a Level 2 marketable equity security due to certain holding period restrictions and is remeasured each reporting period and carried at fair value. The effects of certain holding period restrictions on the investment are estimated using an option pricing valuation model. The most significant assumptions within the model are the term of the restrictions and the stock price volatility, which is based upon historical volatility of similar companies. We also use a constant maturity risk free-interest rate to match the remaining term of the restrictions on our investment in Denali's common stock and a dividend yield of zero based upon the fact that Denali and similar companies generally have not historically granted cash dividends.
For additional information on our collaboration agreements with Denali, please read Note 17, Collaborative and Other Relationships, to these condensed consolidated financial statements.
Sangamo Therapeutics, Inc.
In February 2020 we entered into a collaboration and license agreement with Sangamo. In connection with the closing of this transaction in April 2020 we purchased approximately 24 million shares of Sangamo common stock. This equity method investment will be remeasured each reporting period and carried at fair value due to our election of the fair value option. The effects of certain holding period restrictions on the investment are estimated

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
using an option pricing valuation model. The most significant assumptions within the model are the term of the restrictions and the stock price volatility, which is based upon historical volatility of similar companies. We also use a constant maturity risk free-interest rate to match the remaining term of the restrictions on our investment in Sangamo’s common stock and a dividend yield of zero based upon the fact that Sangamo and similar companies generally have not historically granted cash dividends.
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
Foreign currency forward contracts in effect as of September 30, 2020 and December 31, 2019, had durations of 1 to 24 months and 1 to 15 months, respectively. These contracts have been designated as cash flow hedges and unrealized gains or losses on the portion of these foreign currency forward contracts that are included in the effectiveness test are reported in accumulated other comprehensive income (loss) (referred to as AOCI in the tables below). Realized gains and losses of such contracts are recognized in revenues when the sale of product in the currency being hedged is recognized and in operating expenses when the expense in the currency being hedged is recorded. We recognize all cash flow hedge reclassifications from accumulated other comprehensive income (loss) and fair value changes of excluded portions in the same line item in our condensed consolidated statements of income that has been impacted by the hedged item.
The notional value of foreign currency forward contracts that were entered into to hedge forecasted revenues and operating expenses is summarized as follows:

	Notional Amount
(In millions)	As of September 30, 2020	As of December 31, 2019
Euro	$2,717.0	$1,892.4
British pound	62.0	—
Swiss franc	34.5	—
Japanese yen	27.1	—
Canadian dollar	25.9	—
Total foreign currency forward contracts	$2,866.5	$1,892.4
The pre-tax portion of the fair value of these foreign currency forward contracts that were included in accumulated other comprehensive income (loss) in total equity reflected net losses of $114.6 million and net gains of $0.5 million as of September 30, 2020 and December 31, 2019, respectively. We expect the net losses of $114.6 million to be settled over the next 24 months, of which $94.1 million of these losses are expected to be settled over the next 12 months, with any amounts in accumulated other comprehensive income (loss) to be reported as an adjustment to revenues or operating expenses. We consider the impact of our and our counterparties’ credit risk on the fair value of the contracts as well as the ability of each party to execute its contractual obligations. As of September 30, 2020 and December 31, 2019, credit risk did not materially change the fair value of our foreign currency forward contracts.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
The following tables summarize the effect of foreign currency forward contracts designated as hedging instruments in our condensed consolidated statements of income:

For the Three Months Ended September 30,
Net Gains/(Losses) Reclassified from AOCI into Operating Income (in millions)			Net Gains/(Losses) Recognized in Operating Income (in millions)
Location	2020	2019	Location	2020	2019
Revenues	$(9.1)	$35.2	Revenues	$(8.7)	$0.8
Operating expenses	1.5	(0.8)	Operating expenses	0.4	0.4

For the Nine Months Ended September 30,
Net Gains/(Losses) Reclassified from AOCI into Operating Income (in millions)			Net Gains/(Losses) Recognized in Operating Income (in millions)
Location	2020	2019	Location	2020	2019
Revenues	$41.6	$79.8	Revenues	$(1.0)	$8.2
Operating expenses	1.4	(2.0)	Operating expenses	(0.7)	(0.8)
Interest Rate Contracts - Hedging Instruments
We have entered into interest rate lock contracts or interest rate swap contracts on certain borrowing transactions to manage our exposure to interest rate changes and to reduce our overall cost of borrowing.
Interest Rate Swap Contracts
In connection with the issuance of our 2.90% Senior Notes due September 15, 2020, we entered into interest rate swaps with an aggregate notional amount of $675.0 million, which were originally set to expire on September 15, 2020. The interest rate swap contracts were designated as hedges of the fair value changes in our 2.90% Senior Notes attributable to changes in interest rates. The carrying value of our 2.90% Senior Notes as of December 31, 2019, included approximately $2.3 million related to changes in the fair value of these interest rate swap contracts. In May 2020 we settled our interest rate swap contracts, in conjunction with our early redemption of our 2.90% Senior Notes, resulting in a gain of approximately $3.3 million for the nine months ended September 30, 2020, which was recorded as a component of interest expense in our condensed consolidated statements of income.
Net Investment Hedges - Hedging Instruments
In February 2012 we entered into a joint venture agreement with Samsung BioLogics establishing an entity, Samsung Bioepis, to develop, manufacture and market biosimilar products. In June 2018 we exercised our option under our joint venture agreement to increase our ownership percentage in Samsung Bioepis from approximately 5.0% to approximately 49.9%. The share purchase transaction was completed in November 2018 and, upon closing, we paid 759.5 billion South Korean won ($676.6 million) to Samsung BioLogics. Our investment in the equity of Samsung Bioepis is exposed to the currency fluctuations in the South Korean won.
In order to mitigate the currency fluctuations between the U.S. dollar and South Korean won, we have entered into foreign currency forward contracts. Foreign currency forward contracts in effect as of September 30, 2020, had a remaining duration of one month. These contracts have been designated as net investment hedges. We recognize changes in the spot exchange rate in accumulated other comprehensive income (loss). The pre-tax portion of the fair value of these foreign currency forward contracts that were included in accumulated other comprehensive income (loss) in total equity reflected net gains of $3.5 million and net losses of $1.5 million as of September 30, 2020 and December 31, 2019, respectively. We exclude fair value changes related to the forward rate from our hedging relationship and will amortize the forward points in other income (expense), net in our condensed consolidated statements of income over the term of the contract. The pre-tax portion of the fair value of the forward points that were included in accumulated other comprehensive income (loss) in total equity reflected gains of $0.3 million and $2.9 million as of September 30, 2020 and December 31, 2019, respectively.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
The following tables summarize the effect of our net investment hedge in our condensed consolidated financial statements:

For the Three Months Ended September 30,
Net Gains/(Losses) Recognized in Other Comprehensive Income (Effective Portion) (in millions)			Net Gains/(Losses) Recognized in Other Comprehensive Income (Amounts Excluded from Effectiveness Testing) (in millions)			Net Gains/(Losses) Recognized in Net Income (Amounts Excluded from Effectiveness Testing) (in millions)
Location	2020	2019	Location	2020	2019	Location	2020	2019
Gains (losses) on net investment hedge	$(10.4)	$22.0	Gains (losses) on net investment hedge	$(0.2)	$1.4	Other income (expense)	$0.9	$2.2

For the Nine Months Ended September 30,
Net Gains/(Losses) Recognized in Other Comprehensive Income (Effective Portion) (in millions)			Net Gains/(Losses) Recognized in Other Comprehensive Income (Amounts Excluded from Effectiveness Testing) (in millions)			Net Gains/(Losses) Recognized in Net Income (Amounts Excluded from Effectiveness Testing) (in millions)
Location	2020	2019	Location	2020	2019	Location	2020	2019
Gains (losses) on net investment hedge	$5.0	$45.4	Gains (losses) on net investment hedge	$3.1	$8.1	Other income (expense)	$2.6	$6.6
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
The aggregate notional amount of these outstanding foreign currency forward contracts was $990.0 million and $793.8 million as of September 30, 2020 and December 31, 2019, respectively. Net gains of $7.8 million and $13.7 million related to these contracts were recorded as a component of other income (expense), net for the three and nine months ended September 30, 2020, respectively, compared to net losses of $10.3 million and $14.2 million, respectively, in the prior year comparative periods.
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
The following table summarizes the fair value and presentation in our condensed consolidated balance sheets of our outstanding derivative instruments, including those designated as hedging instruments:

(In millions)	Balance Sheet Location	As of September 30, 2020	As of December 31, 2019
Cash Flow Hedging Instruments:
Asset derivative instruments	Other current assets	$3.4	$33.8
	Investments and other assets	2.3	—
Liability derivative instruments	Accrued expenses and other	70.7	2.0
	Other long-term liabilities	21.6	1.7

Net Investment Hedging Instruments:
Asset derivative instruments	Other current assets	10.1	2.0

Fair Value Hedging Instruments:
Liability derivative instruments	Accrued expenses and other	—	2.3

Other Derivative Instruments:
Asset derivative instruments	Other current assets	10.2	8.0
Liability derivative instruments	Accrued expenses and other	7.3	2.4

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
10.    Property, Plant and Equipment
Property, plant and equipment are recorded at historical cost, net of accumulated depreciation. Accumulated depreciation on property, plant and equipment was $1,734.8 million and $1,590.9 million as of September 30, 2020 and December 31, 2019, respectively. For the three and nine months ended September 30, 2020, depreciation expense totaled $51.5 million and $151.2 million, respectively, compared to $45.5 million and $145.4 million, respectively, in the prior year comparative periods.
Solothurn, Switzerland Manufacturing Facility
In order to support our future growth and drug development pipeline, we are building a large-scale biologics manufacturing facility in Solothurn, Switzerland. We expect this facility to be partially operational during the first half of 2021. Upon completion, this facility will include 393,000 square feet related to a large-scale biologics manufacturing facility, 290,000 square feet of warehouse, utilities and support space and 51,000 square feet of administrative space. As of September 30, 2020 and December 31, 2019, we had approximately $1.8 billion and $1.9 billion, respectively, capitalized as construction in progress related to this facility. For the nine months ended September 30, 2020, we placed approximately $256.8 million of fixed assets in service related to this facility. As of September 30, 2020, we had contractual commitments of approximately $14.8 million outstanding related to the construction of this facility.
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
2.90% Senior Notes due September 15, 2020
On September 15, 2015, we issued $1.5 billion aggregate principal amount of 2.90% Senior Notes due September 15, 2020, at 99.792% of par. Our 2.90% Senior Notes were senior unsecured obligations. We also entered into interest rate swap contracts where we received a fixed rate and paid a variable rate. In May 2020 we used the net proceeds from the sale of our 2020 Senior Notes to redeem our 2.90% Senior Notes prior to their maturity and recognized a net pre-tax charge of $9.4 million upon the extinguishment of these notes. This charge, which was recognized in interest expense in other income (expense), net in our condensed consolidated statements of income for the nine months ended September 30, 2020, reflects the payment of a $12.7 million early call premium and the write off of remaining unamortized original debt issuance costs and discount balances, partially offset by a $3.3 million gain related to the settlement of the associated interest rate swap contracts. For additional information on our interest rate swap contracts, please read Note 9, Derivative Instruments, to these condensed consolidated financial statements.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
12.    Equity
Share Repurchases
In October 2020 our Board of Directors authorized a program to repurchase up to $5.0 billion of our common stock (2020 Share Repurchase Program). Our 2020 Share Repurchase Program does not have an expiration date. All share repurchases under our 2020 Share Repurchase Program will be retired.
In December 2019 our Board of Directors authorized a program to repurchase up to $5.0 billion of our common stock (December 2019 Share Repurchase Program) that was completed as of September 30, 2020. All shares repurchased under our December 2019 Share Repurchase Program were retired. Under our December 2019 Share Repurchase Program, we repurchased and retired approximately 4.5 million and 16.7 million shares of our common stock at a cost of approximately $1.3 billion and $5.0 billion during the three and nine months ended September 30, 2020, respectively.
In March 2019 our Board of Directors authorized a program to repurchase up to $5.0 billion of our common stock (March 2019 Share Repurchase Program) that was completed as of March 31, 2020. All shares repurchased under our March 2019 Share Repurchase Program were retired. Under our March 2019 Share Repurchase Program, we repurchased and retired approximately 4.1 million shares of our common stock at a cost of approximately $1.3 billion during the nine months ended September 30, 2020.
Accumulated Other Comprehensive Income (Loss)
The following tables summarize the changes in accumulated other comprehensive income (loss), net of tax by component:

(In millions)	Unrealized Gains (Losses) on Securities Available for Sale, Net of Tax	Unrealized Gains (Losses) on Cash Flow Hedges, Net of Tax	Gains (Losses) on Net Investment Hedge	Unfunded Status of Postretirement Benefit Plans, Net of Tax	Currency Translation Adjustments	Total
Balance, December 31, 2019	$4.2	$7.8	$25.1	$(32.8)	$(139.5)	$(135.2)
Other comprehensive income (loss) before reclassifications	(8.8)	(58.0)	8.1	0.4	3.9	(54.4)
Amounts reclassified from accumulated other comprehensive income (loss)	9.8	(43.1)	(2.6)	—	—	(35.9)
Net current period other comprehensive income (loss)	1.0	(101.1)	5.5	0.4	3.9	(90.3)
Balance, September 30, 2020	$5.2	$(93.3)	$30.6	$(32.4)	$(135.6)	$(225.5)

(In millions)	Unrealized Gains (Losses) on Securities Available for Sale, Net of Tax	Unrealized Gains (Losses) on Cash Flow Hedges, Net of Tax	Gains (Losses) on Net Investment Hedge	Unfunded Status of Postretirement Benefit Plans, Net of Tax	Currency Translation Adjustments	Total
Balance, December 31, 2018	$(4.0)	$34.7	$3.5	$(31.3)	$(243.3)	$(240.4)
Other comprehensive income (loss) before reclassifications	11.6	115.8	53.5	1.5	51.3	233.7
Amounts reclassified from accumulated other comprehensive income (loss)	(1.3)	(77.7)	(6.6)	—	—	(85.6)
Net current period other comprehensive income (loss)	10.3	38.1	46.9	1.5	51.3	148.1
Balance, September 30, 2019	$6.3	$72.8	$50.4	$(29.8)	$(192.0)	$(92.3)

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
The following table summarizes the amounts reclassified from accumulated other comprehensive income:

(In millions)	Income Statement Location	Amounts Reclassified from Accumulated Other Comprehensive Income
		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
		2020	2019	2020	2019
Gains (losses) on securities available for sale	Other income (expense)	$0.1	$0.6	$(12.4)	$1.6
	Income tax benefit (expense)	—	(0.1)	2.6	(0.3)

Gains (losses) on cash flow hedges	Revenues	(9.1)	35.2	41.6	79.8
	Operating expenses	1.5	(0.8)	1.4	(2.0)
	Other income (expense)	—	0.1	0.2	0.2
	Income tax benefit (expense)	0.1	(0.1)	(0.1)	(0.3)

Gains (losses) on net investment hedge	Other income (expense)	0.8	2.2	2.6	6.6

Total reclassifications, net of tax		$(6.6)	$37.1	$35.9	$85.6
13.    Earnings per Share
Basic and diluted earnings per share are calculated as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In millions)	2020	2019	2020	2019
Numerator:
Net income attributable to Biogen Inc.	$701.5	$1,545.9	$3,642.7	$4,448.8
Denominator:
Weighted average number of common shares outstanding	156.9	184.0	163.4	190.3
Effect of dilutive securities:
Time-vested restricted stock units	0.1	0.1	0.1	0.1
Market stock units	0.1	0.1	0.1	0.1
Performance stock units settled in stock	0.1	—	0.1	—
Dilutive potential common shares	0.3	0.2	0.3	0.2
Shares used in calculating diluted earnings per share	157.2	184.2	163.7	190.5
Amounts excluded from the calculation of net income per diluted share because their effects were anti-dilutive were insignificant.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
14.    Share-based Payments
Share-based Compensation Expense
The following table summarizes share-based compensation expense included in our condensed consolidated statements of income:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In millions)	2020	2019	2020	2019
Research and development	$14.6	$15.4	$63.1	$65.2
Selling, general and administrative	25.0	34.2	98.4	116.8
Subtotal	39.6	49.6	161.5	182.0
Capitalized share-based compensation costs	(1.9)	(1.7)	(4.9)	(7.8)
Share-based compensation expense included in total cost and expenses	37.7	47.9	156.6	174.2
Income tax effect	(5.4)	(8.1)	(25.7)	(29.1)
Share-based compensation expense included in net income attributable to Biogen Inc.	$32.3	$39.8	$130.9	$145.1
The following table summarizes share-based compensation expense associated with each of our share-based compensation programs:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In millions)	2020	2019	2020	2019
Market stock units	$5.5	$9.3	$32.0	$24.8
Time-vested restricted stock units	35.3	37.9	107.3	104.4
Cash settled performance units	—	0.3	(1.7)	(0.3)
Performance units	—	0.2	(0.1)	1.0
Performance stock units settled in stock	(8.4)	(1.1)	4.0	13.0
Performance stock units settled in cash	4.1	1.3	9.0	3.2
Employee stock purchase plan	3.1	1.7	11.0	9.7
NST stock options	—	—	—	26.2
Subtotal	39.6	49.6	161.5	182.0
Capitalized share-based compensation costs	(1.9)	(1.7)	(4.9)	(7.8)
Share-based compensation expense included in total cost and expenses	$37.7	$47.9	$156.6	$174.2
We estimate the fair value of our obligations associated with our performance units settled in cash at the end of each reporting period through expected settlement. Cumulative adjustments to these obligations are recognized each quarter to reflect changes in the stock price and estimated outcome of the performance-related conditions.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
15.    Income Taxes
Coronavirus Aid, Relief and Economic Security Act
In response to the COVID-19 pandemic, the Coronavirus Aid, Relief and Economic Security Act (CARES Act) was signed into law in the U.S. in March 2020. The CARES Act adjusted a number of provisions of the tax code, including the calculation and eligibility of certain deductions and the treatment of net operating losses and tax credits. The enactment of the CARES Act did not result in any material adjustments to our income tax provision for the three and nine months ended September 30, 2020, or to our net deferred tax assets as of September 30, 2020.
TECFIDERA
In June 2020 and September 2020 judgments were entered in favor of the defendants in the patent infringement proceedings relating to TECFIDERA Orange-Book listed patents pursuant to the Drug Price Competition and Patent Term Restoration Act of 1984, commonly known as the Hatch-Waxman Act, in West Virginia and Delaware. We have appealed the judgments in both actions. For additional information, please read Note 19, Litigation, to these condensed consolidated financial statements.
Multiple TECFIDERA generic entrants are now in the U.S. market, some of which have deeply discounted prices compared to TECFIDERA. The generic competition for TECFIDERA significantly reduced our TECFIDERA revenues during the third quarter of 2020 and is expected to have a substantial negative impact on our TECFIDERA revenues for as long as there is generic competition.
As of September 30, 2020, we have assessed the realizability of our deferred tax assets that are dependent on future expected sales of TECFIDERA in the U.S. and reduced the value of certain deferred tax assets by approximately $1,627.9 million and reduced the value of deferred tax liabilities associated with global intangible low-taxed income (GILTI) and tax credits by approximately $1,538.6 million. For the three and nine months ended September 30, 2020, the income tax expense associated with these reductions was approximately $33.3 million and $89.3 million, respectively.
Tax Rate
A reconciliation between the U.S. federal statutory tax rate and our effective tax rate is summarized as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Statutory rate	21.0%	21.0%	21.0%	21.0%
State taxes	0.9	0.9	0.6	0.7
Taxes on foreign earnings	(3.0)	(5.0)	(3.6)	(4.7)
Tax credits	(2.3)	(1.5)	(1.3)	(1.0)
Purchased intangible assets	2.9	0.4	0.8	0.4
Divestiture of Denmark manufacturing operations	—	—	—	1.5
Internal reorganization of certain intellectual property rights	—	(1.5)	—	(2.1)
TECFIDERA impairment	3.5	—	1.9	—
GILTI	2.2	1.6	1.3	1.6
Swiss tax reform	—	(3.1)	—	(1.0)
Other permanent items	(0.6)	(0.1)	—	0.2
Other	0.5	(0.8)	0.2	(0.3)
Effective tax rate	25.1%	11.9%	20.9%	16.3%
Changes in Tax Rate
For the three months ended September 30, 2020, compared to the same period in 2019, the increase in our effective tax rate was primarily due to an internal reorganization of certain intellectual property rights related to the intercompany sale of such intellectual property in 2019, the enactment of a new taxing regime in the country and certain cantons of Switzerland in 2019 (Swiss Tax Reform) and the net $33.3 million income tax expense related to the establishment of a valuation allowance against certain deferred tax assets, the realization of which is dependent on future sales of TECFIDERA in the U.S., as discussed above.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
For the nine months ended September 30, 2020, compared to the same period in 2019, the increase in our effective tax rate was primarily due to the $89.3 million impact from the valuation allowance described above, the internal reorganization of certain intellectual property rights and Swiss Tax Reform, partially offset by the $64.7 million tax expense recognized in September 30, 2019, related to the divestiture of our Hillerød, Denmark manufacturing operations. Although we recognized a loss on the divestiture of our Hillerød, Denmark manufacturing operations, the divestiture required us to write off certain deferred tax assets and resulted in a taxable gain in certain jurisdictions. For additional information on the divestiture of our Hillerød, Denmark manufacturing operations, please read Note 3, Divestitures, to our condensed consolidated financial statements included in this report.
As a result of the internal reorganization of certain intellectual property rights, we recorded a deferred tax asset of $754.2 million and a deferred tax liability of $603.4 million as of September 30, 2019.
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
16.    Other Consolidated Financial Statement Detail
Other Income (Expense), Net
Components of other income (expense), net, are summarized as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In millions)	2020	2019	2020	2019
Interest income	$6.0	$30.5	$38.0	$90.8
Interest expense	(56.3)	(45.8)	(166.5)	(141.4)
Gain (loss) on investments, net	(82.1)	(4.1)	(52.6)	198.9
Foreign exchange gains (losses), net	3.1	(4.2)	(5.4)	(4.7)
Other, net	0.7	(3.7)	0.4	(11.0)
Total other income (expense), net	$(128.6)	$(27.3)	$(186.1)	$132.6
Gain (loss) on investments, net, as reflected in the table above, relate to debt securities, equity securities of certain biotechnology companies, venture capital funds where the underlying investments are in equity securities of certain biotechnology companies and non-marketable equity securities.
For the three months ended September 30, 2020, compared to the same period in 2019, the change in other income (expense), net primarily reflects net unrealized losses of approximately $82.1 million recognized on our investments related to our holdings in equity securities, compared to net unrealized losses totaling $4.1 million in the prior year comparative period. The net unrealized losses recognized during the three months ended September 30, 2020, primarily reflect a decrease in the fair value of Ionis common stock of approximately $66.2 million and a decrease in the fair value of Denali common stock of approximately $29.6 million, partially offset by an increase in the fair value of Sangamo common stock of approximately $15.2 million.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
For the nine months ended September 30, 2020, compared to the same period in 2019, the change in other income (expense), net primarily reflects net unrealized losses of approximately $40.3 million recognized on our investments related to our holdings in equity securities, compared to net unrealized gains totaling $198.9 million in the prior year comparative period. The net unrealized losses recognized during the nine months ended September 30, 2020, primarily reflect a decrease in the fair value of Ionis common stock of approximately $56.7 million and a decrease in the fair value of Denali common stock of approximately $29.6 million, partially offset by an increase in the fair value of Sangamo common stock of approximately $56.1 million.
The following table summarizes our gain (loss) on investments, net that relates to our equity securities held as of September 30, 2020 and 2019:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In millions)	2020	2019	2020	2019
Net gains (losses) recognized during the period on equity securities	$(82.3)	$(4.6)	$(40.3)	$197.3
Less: Net gains (losses) recognized during the period on equity securities sold during the period	—	4.4	—	46.8
Unrealized gains (losses) recognized during the period on equity securities	$(82.3)	$(9.0)	$(40.3)	$150.5
Accrued Expenses and Other
Accrued expenses and other consists of the following:

(In millions)	As of September 30, 2020	As of December 31, 2019
Revenue-related reserves for discounts and allowances	$1,043.9	$1,001.1
Employee compensation and benefits	279.0	309.1
Royalties and licensing fees	222.8	220.9
Collaboration expenses	277.9	281.6
Current portion of contingent consideration obligations	164.4	148.4
Construction in progress	23.4	78.0
Other	1,274.8	726.7
Total accrued expenses and other	$3,286.2	$2,765.8
Other Long-term Liabilities
Other long-term liabilities were $1,428.1 million and $1,348.9 million as of September 30, 2020 and December 31, 2019, respectively, and included accrued income taxes totaling $729.3 million and $803.3 million, respectively. Included within accrued taxes as of September 30, 2020 and December 31, 2019, is an accrual for a one-time mandatory deemed repatriation tax on accumulated foreign subsidiaries' previously untaxed foreign earnings (the Transition Toll Tax) of approximately $635.0 million and approximately $697.0 million, respectively.
17.    Collaborative and Other Relationships
Eisai Co., Ltd.
BAN2401 and Elenbecestat Collaboration
We have a collaboration agreement with Eisai Co., Ltd. (Eisai) to jointly develop and commercialize BAN2401, a monoclonal antibody that targets amyloid beta aggregates, and elenbecestat, the oral BACE (base amyloid cleaving enzyme) inhibitor, two Eisai product candidates for the potential treatment of Alzheimer's disease (the BAN2401 and Elenbecestat Collaboration). In September 2019 we and Eisai discontinued the global Phase 3 studies of elenbecestat in early Alzheimer's disease.
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

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
The BAN2401 and Elenbecestat Collaboration also provided Eisai with an option to jointly develop and commercialize aducanumab, our anti-amyloid beta antibody candidate for Alzheimer's disease (Aducanumab Option), and an option to jointly develop and commercialize one of our anti-tau monoclonal antibodies (Anti-Tau Option). In October 2017 Eisai exercised its Aducanumab Option and we entered into a new collaboration agreement for the joint development and commercialization of aducanumab (Aducanumab Collaboration Agreement). Eisai has not exercised its Anti-Tau Option.
Under the Aducanumab Collaboration Agreement, the two companies will continue to jointly develop BAN2401 in accordance with the BAN2401 and Elenbecestat Collaboration; however, we are no longer required to pay Eisai any milestone payments in relation to BAN2401 and we are no longer entitled to any potential development and commercial milestone payments from Eisai in relation to aducanumab. For additional information on our BAN2401 and Elenbecestat Collaboration, please read Note 18, Collaborative and Other Relationships, to our consolidated financial statements included in our 2019 Form 10-K.
A summary of development and sales and marketing expense related to the BAN2401 and Elenbecestat Collaboration is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In millions)	2020	2019	2020	2019
Total development expense incurred by the collaboration related to the advancement of BAN2401 and elenbecestat	$75.7	$168.7	$153.2	$305.3
Biogen's share of BAN2401 and elenbecestat development expense reflected in research and development expense in our condensed consolidated statements of income	37.9	84.3	76.6	152.6
Total sales and marketing expense incurred by the collaboration	nm	10.2	6.3	24.8
Biogen's share of BAN2401 and elenbecestat sales and marketing expense reflected in selling, general and administrative expense in our condensed consolidated statements of income	nm	5.1	3.2	12.4

nm - For the three months ended September 30, 2020, sales and marketing expense related to the BAN2401 and Elenbecestat Collaboration was immaterial.
Aducanumab Collaboration Agreement
Under the Aducanumab Collaboration Agreement, we and Eisai will co-promote aducanumab with a region-based profit split and we lead the ongoing development of aducanumab. Beginning January 1, 2019, Eisai is reimbursing us for 45% of development costs incurred by the collaboration for the advancement of aducanumab (aducanumab development expense).
In March 2019, based on a pre-specified futility analysis, we discontinued the global Phase 3 trials, EMERGE and ENGAGE, designed to evaluate the efficacy and safety of aducanumab in patients with early Alzheimer's disease. A new analysis of a larger dataset from these trials, conducted in consultation with the FDA, showed that the Phase 3 EMERGE study met its pre-specified primary and secondary endpoints. In the first quarter of 2019, as a result of the decision to discontinue the Phase 3 EMERGE and ENGAGE trials following the futility analysis, we accrued approximately $45.0 million related to the termination of various clinical trials and research and development contracts net of the 45% Eisai reimbursement of development costs incurred under the Aducanumab Collaboration Agreement.
In July 2020 we completed the submission of a Biologics License Application (BLA) to the FDA for the approval of aducanumab. For the nine months ended September 30, 2020, we recognized net profit-sharing income of $33.8 million to reflect Eisai's 45% share of the $75.0 million milestone expense related to the submission of the BLA to the FDA for the approval of aducanumab.
Sales and marketing expense are shared in proportion to the same region-based profit split that will be utilized to co-promote aducanumab. For additional information on the Aducanumab Collaboration Agreement, please read Note 18, Collaborative and Other Relationships, to our consolidated financial statements included in our 2019 Form 10-K.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
A summary of development, sales and marketing and milestone expense related to the Aducanumab Collaboration Agreement is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In millions)	2020	2019	2020	2019
Total aducanumab development expense	$37.5	$4.7	$92.5	$170.5
Biogen's share of aducanumab development expense reflected in research and development expense in our condensed consolidated statements of income	20.6	2.6	50.9	93.8
Total aducanumab sales and marketing expense incurred by the collaboration	90.9	0.1	158.8	21.3
Biogen's share of aducanumab sales and marketing expense reflected in selling, general and administrative expense in our condensed consolidated statements of income	51.3	—	88.8	11.7
Total aducanumab collaboration third party milestone expense	—	—	75.0	—
Eisai's share of aducanumab milestone expense reflected in collaboration profit sharing in our condensed consolidated statements of income	—	—	33.8	—
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
All costs incurred for agreed indications, including research, development, sales and marketing expenses, are shared equally between us and UCB. Upon marketing approval, we and UCB will co-promote dapirolizumab pegol and share profits equally. A summary of development expense related to the UCB collaboration agreement is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In millions)	2020	2019	2020	2019
Total UCB development expense	$10.2	$5.4	$35.7	$21.6
Biogen's share of UCB development expense reflected in research and development expense in our condensed consolidated statements of income	5.2	2.7	17.9	10.8
Other Research and Discovery Arrangements
These arrangements may include the potential for future milestone payments based on the achievement of certain clinical and commercial development payable over a period of several years.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
Denali Therapeutics Inc.
In August 2020 we entered into a collaboration and license agreement with Denali to co-develop and co-commercialize Denali's small molecule inhibitors of leucine-rich repeat kinase 2 (LRRK2) for Parkinson's disease. In addition to the LRRK2 program, we also received an exclusive option to license two preclinical programs from Denali’s Transport Vehicle (TV) platform, including its Antibody Transport Vehicle: Abeta program, and a second program utilizing its TV technology. Further, we have the right of first negotiation on two additional TV-enabled therapeutics, currently at a preclinical stage, should Denali decide to seek a collaboration for such programs.
As part of this collaboration we purchased approximately $465.0 million of Denali common stock in September 2020, or approximately 13 million shares at approximately $34.94 per share, which are subject to transfer restrictions. We recorded an asset in investments and other assets in our condensed consolidated balance sheets to reflect the initial fair value of the Denali common stock acquired and a charge of approximately $41.3 million to research and development expense in our condensed consolidated statements of income to reflect the premium paid for the Denali common stock. We also made an upfront payment of $560.0 million that was recorded as research and development expense.
We may also pay development and commercial milestone payments that could total up to approximately $1.1 billion if the milestones related to LRRK2 are achieved as well as tiered royalties on potential net commercial sales of LRRK2 licensed products.
Sangamo Therapeutics, Inc.
In February 2020 we entered into a collaboration and license agreement with Sangamo to develop and commercialize ST-501 for tauopathies, including Alzheimer's disease; ST-502 for synucleinopathies, including Parkinson’s disease; a third neuromuscular disease target; and up to nine additional neurological disease targets to be identified and selected within a five-year period. The companies are leveraging Sangamo’s proprietary zinc finger protein technology delivered via AAV with the aim to modulate the expression of key genes involved in neurological diseases.
In connection with the closing of this transaction in April 2020 we purchased $225.0 million of Sangamo common stock, or approximately 24 million shares at approximately $9.21 per share, which are subject to transfer restrictions. We recorded an asset in investments and other assets in our condensed consolidated balance sheets to reflect the initial fair value of the Sangamo common stock acquired and a charge of approximately $83.0 million to research and development expense in our condensed consolidated statements of income to reflect the premium paid for the Sangamo common stock. We also made an upfront payment of $125.0 million that was recorded as research and development expense.
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

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
expensed as the services are provided. In October 2019 we amended this agreement to add an additional discovery program. In connection with this amendment, we made a payment to Skyhawk of $15.0 million.
Samsung Bioepis
Joint Venture Agreement
In February 2012 we entered into a joint venture agreement with Samsung BioLogics establishing an entity, Samsung Bioepis, to develop, manufacture and market biosimilar products. In June 2018 we exercised our option under our joint venture agreement to increase our ownership percentage in Samsung Bioepis from approximately 5.0% to approximately 49.9%. The share purchase transaction was completed in November 2018 and, upon closing, we paid 759.5 billion South Korean won ($676.6 million) to Samsung BioLogics. As of September 30, 2020, our ownership percentage remained at approximately 49.9%.
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
Upon investment, the equity method of accounting requires us to identify and allocate differences between the fair value of our investment and the carrying value of our interest in the underlying net assets of the investee. These basis differences are amortized over their economic life. The total basis difference was approximately $675 million and relates to inventory, developed technology, IPR&D and deferred tax balances. The basis differences related to inventory were amortized, net of tax, over their estimated useful lives of 1.5 years, and the basis differences related to developed technology and IPR&D for marketed products will be amortized, net of tax, over their estimated useful lives of 15 years.
Our joint venture partner, Samsung BioLogics, is currently subject to an ongoing criminal investigation that we continue to monitor. While this investigation could impact the operations of Samsung Bioepis and its business, we have assessed the value of our investment in Samsung Bioepis and continue to believe that the fair value of the investment is in excess of its net book value.
For the three and nine months ended September 30, 2020, we recognized net losses on our investment of $13.1 million and $12.7 million, respectively, reflecting our share of Samsung Bioepis' operating results and amortization of basis differences.
As of September 30, 2020 and December 31, 2019, the carrying value of our investment in Samsung Bioepis totaled 652.4 billion South Korean won ($557.8 million) and 670.8 billion South Korean won ($580.2 million), respectively, which is classified as a component of investments and other assets in our condensed consolidated balance sheets.
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
In connection with this transaction, we made an upfront payment of $100.0 million to Samsung Bioepis in January 2020, of which $63.0 million was recorded as research and development expense in 2019 and $37.0 million was recorded as an intangible asset in 2019. Additionally, during the third quarter of 2020, we paid Samsung Bioepis a $15.0 million development milestone, which was included in research and development expense in our consolidated statements of income. We may pay Samsung Bioepis up to $195.0 million in additional development, regulatory and sales-based milestones.
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
We share 50% of the profit or loss related to our commercial agreement with Samsung Bioepis, which is recognized in collaboration profit (loss) sharing in our condensed consolidated statements of income. For the three and nine months ended September 30, 2020, we recognized net profit-sharing expense of $72.9 million and $200.1 million, respectively, to reflect Samsung Bioepis' 50% sharing of the net collaboration profits, compared to $60.1 million and $181.6 million, respectively, in the prior year comparative periods. As discussed above, we have an option to extend this agreement by an additional five years, subject to the payment of an option exercise fee of $60.0 million.
Other Services
Simultaneous with the formation of Samsung Bioepis, we also entered into a technical development services agreement, a manufacturing agreement and a license agreement with Samsung Bioepis. For the three and nine months ended September 30, 2020, we recognized $5.4 million and $13.6 million, respectively, in revenues related to these services, which is reflected in collaborative and other relationships revenues as a component of other revenues in our condensed consolidated statements of income, compared to $12.9 million and $89.9 million, respectively, in the prior year comparative periods.
Following the divestiture of our Hillerød, Denmark manufacturing operations in August 2019, FUJIFILM assumed responsibility for the manufacture of clinical and commercial quantities of bulk drug substance of biosimilar products for Samsung Bioepis. We no longer recognize revenues for the manufacturing completed after the Hillerød, Denmark manufacturing operations divestiture date under our technical development services and manufacturing agreements with Samsung Bioepis. For additional information on the divestiture of our Hillerød, Denmark manufacturing operations, please read Note 3, Divestitures, to these condensed consolidated financial statements.
Amounts receivable from Samsung Bioepis related to the agreements discussed above were $4.3 million and $85.0 million as of September 30, 2020 and December 31, 2019, respectively. Amounts payable to Samsung Bioepis were $26.4 million as of September 30, 2020. Amounts payable to Samsung Bioepis as of December 31, 2019, consisted of the $100.0 million upfront payment related to the 2019 transaction, as discussed above.
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
Neurimmune SubOne AG
We have a collaboration and license agreement with Neurimmune SubOne AG (Neurimmune) for the development and commercialization of antibodies for the potential treatment of Alzheimer's disease, including aducanumab (as amended, the Neurimmune Agreement). We are responsible for the development, manufacturing and commercialization of all collaboration products. The Neurimmune Agreement is effective for the longer of the duration of certain patents relating to a licensed product or 12 years from the first commercial sale of a licensed product.
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
Additionally, under the terms of the Neurimmune Agreement, we are required to pay Neurimmune a milestone payment of $75.0 million upon the regulatory filing with the FDA for approval of aducanumab and a milestone payment of $100.0 million if aducanumab is launched in the U.S. In July 2020 we completed the submission of a BLA to the FDA for the approval of aducanumab. During the third quarter of 2020, we paid Neurimmune $75.0 million upon the completed submission of the BLA for aducanumab with the FDA, which was recognized as a charge to noncontrolling interests for the nine months ended September 30, 2020. In addition, for the nine months ended September 30, 2020, we recognized net profit-sharing income of $33.8 million to reflect Eisai's 45% share of the $75.0 million milestone payment.
Research and development costs for which we reimburse Neurimmune are reflected in research and development expense in our condensed consolidated statements of income. During the three and nine months ended September 30, 2020 and 2019, amounts reimbursed were immaterial.
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
As of September 30, 2020 and December 31, 2019, the carrying value of our investments in certain biotechnology companies representing potential unconsolidated variable interest entities totaled $21.9 million and $22.7 million, respectively. Our maximum exposure to loss related to these variable interest entities is limited to the carrying value of our investments.
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
In October 2018 Fresenius Kabi commenced preliminary injunction proceedings against Biogen (Denmark) Manufacturing ApS and Biogen Denmark A/S in Denmark's Maritime and Commercial High Court alleging infringement of Danish Utility Models. In June 2019 the Danish court denied Fresenius Kabi's request for a preliminary injunction. Fresenius Kabi has appealed that decision and a hearing has been set for January 2021. In July 2020 the Danish Patent Board of Appeal revoked the Utility Models that were the subject of Fresenius Kabi’s October 2018 request for a preliminary injunction and Fresenius Kabi has appealed those revocations.
In June 2020 Fresenius Kabi commenced preliminary injunction proceedings against Biogen (Denmark) Manufacturing ApS and Biogen (Denmark) A/S in Denmark’s Maritime and Commercial High Court alleging infringement of another Danish Utility Model. A hearing has been scheduled for May 2021.
In November 2018 Fresenius Kabi commenced infringement proceedings for damages and injunctive relief against Biogen Italia S.R.L. in the District Court of Milan relating to the Italian counterpart of the ‘510 Patent, and against Biogen GmbH in the Düsseldorf Regional Court relating to the German counterpart of the ‘510 Patent. In Italy, Fresenius Kabi has surrendered the Italian counterpart of the ‘510 Patent and the court dismissed its infringement action in October 2020. A hearing in the proceeding in Germany has been set for August 2021.
In July 2019 Gedeon Richter PLC (Gedeon Richter) commenced proceedings against Biogen GmbH in the Düsseldorf Regional Court alleging infringement of the German counterpart of European Patent No. 3 212 667 (the '667 Patent), which was issued in September 2018 and expires in October 2035, and seeking damages and injunctive relief. The November 2020 hearing has been postponed and a new hearing date has not been set.
In August 2019 Biogen B.V. (Netherlands) and Samsung Bioepis UK Limited filed an action in the District Court of the Hague, Netherlands to revoke the Dutch counterpart of the '667 Patent. Gedeon Richter filed a separate action for infringement in the same court. A hearing was held in May 2020 and in July 2020 the court revoked the Dutch counterpart of the '667 Patent.
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
Other Matters
Petition for Inter Partes Review
In July 2018 Mylan Pharmaceuticals, Inc. (Mylan) filed a petition that was granted by the U.S. Patent Trial and Appeal Board (PTAB) for inter partes review of our U.S. Patent No. 8,399,514 (the '514 Patent). The '514 Patent includes claims covering treatment of MS with 480 mg of dimethyl fumarate per day as provided for in our TECFIDERA label. In February 2020 the PTAB issued a final written decision upholding the patentability of the ‘514 Patent and in April 2020 Mylan filed an appeal in the U.S. Court of Appeals for the Federal Circuit (the Federal Circuit), which is pending. Oral argument has been scheduled for December 8, 2020.
Hatch-Waxman Act Litigation relating to TECFIDERA Orange-Book Listed Patents
In 2017, 2018 and 2019 we filed patent infringement proceedings relating to TECFIDERA Orange-Book listed patents pursuant to the Drug Price Competition and Patent Term Restoration Act of 1984, commonly known as the Hatch-Waxman Act (the Delaware Actions), against Accord Healthcare Inc., Alkem Laboratories Ltd., Amneal Pharmaceuticals LLC, Aurobindo Pharma U.S.A., Inc., Cipla Limited, Glenmark Pharmaceuticals Ltd., Graviti Pharmaceuticals Pvt. Ltd., Hetero USA, Inc., Lupin Atlantis Holdings SA, Macleods Pharmaceuticals, Ltd., MSN Laboratories Pvt. Ltd., Pharmathen S.A., Prinston Pharmaceutical Inc., Sandoz Inc., Sawai USA, Inc., Shilpa Medicare Limited, Slayback Pharma LLC, Torrent Pharmaceuticals Ltd., TWi Pharmaceuticals, Inc., Windlas Healthcare Pvt. Ltd. and Zydus Pharmaceuticals (USA) Inc. (the Delaware Defendants) in the U.S. District Court for the District of Delaware (the Delaware Court) and against Mylan in the U.S. District Court for the Northern District of West Virginia (the West Virginia Court). The litigation against Aurobindo Pharma U.S.A., Inc., Glenmark Pharmaceuticals Ltd. and Sawai USA, Inc. was dismissed in the fourth quarter of 2019.
On June 22, 2020, the West Virginia Court entered judgment for Mylan that the asserted claims of the ‘514 Patent are invalid for lack of written description. We appealed the judgment to the Federal Circuit and the appeal is pending. Oral argument has been scheduled for December 8, 2020.
On September 22, 2020, the Delaware Court entered judgment for the Delaware Defendants on the grounds that the judgment of the West Virginia Court applies to the Delaware Actions under principles of collateral estoppel. We have appealed the judgment and the appeal is pending. Multiple generic versions of TECFIDERA have entered the U.S. market prior to resolution of the appeals.
On August 31, 2020, we filed a patent infringement action under the Hatch-Waxman Act against Sun Pharmaceutical Industries Limited, Sun Pharmaceutical Industries, Inc. and Sun Pharma Global SZE in the Delaware Court. No trial has been scheduled in this action.
European Patent Office Oppositions
In 2016 the European Patent Office (EPO) revoked our European Patent No. 2 137 537, which covers the treatment of MS with 480 mg of dimethyl fumarate as provided for in our TECFIDERA label. We have appealed to the Technical Boards of Appeal of the EPO and a hearing has been set for January 2021.
In March 2018 the EPO revoked Forward Pharma A/S' (Forward Pharma) European Patent No. 2 801 355, which expires in October 2025. Forward Pharma has filed an appeal to the Technical Boards of Appeal of the EPO and a hearing has been set for February 2021.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
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
In September 2020 the Federal Circuit reversed the trial court's judgment against EMD Serono and Pfizer that the '755 patent is valid. We intend to file a petition for panel rehearing and rehearing en banc.
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
Executive Summary
Introduction
Biogen is a global biopharmaceutical company focused on discovering, developing and delivering worldwide innovative therapies for people living with serious neurological and neurodegenerative diseases as well as related therapeutic adjacencies. Our core growth areas include multiple sclerosis (MS) and neuroimmunology; Alzheimer's disease and dementia; neuromuscular disorders, including spinal muscular atrophy (SMA) and amyotrophic lateral sclerosis (ALS); movement disorders, including Parkinson's disease; and ophthalmology. We are also focused on discovering, developing and delivering worldwide innovative therapies in our emerging growth areas of immunology; neurocognitive disorders; acute neurology; and pain. In addition, we commercialize biosimilars of advanced biologics. We support our drug discovery and development efforts through the commitment of significant resources to discovery, research and development programs and business development opportunities.
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
We are committed to ensuring an uninterrupted supply of medicines to patients around the world. To that end, we continually review our manufacturing capacity, capabilities, processes and facilities. In order to support our future growth and drug development pipeline, we are expanding our large molecule production capacity by building a large-scale biologics manufacturing facility in Solothurn, Switzerland, which we expect to be partially operational during the first half of 2021. We believe that the Solothurn manufacturing facility will provide us with the ability to further expand if our future growth and drug development plans increase.
Our revenues depend upon continued sales of our products as well as the financial rights we have in our anti-CD20 therapeutic programs, and, unless we develop, acquire rights to and/or commercialize new products and technologies, we will be substantially dependent on sales from our products and our financial rights in our anti-CD20 therapeutic programs for many years.
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
TECFIDERA
In June 2020 and September 2020 judgments were entered in favor of the defendants in the patent infringement proceedings relating to TECFIDERA Orange-Book listed patents pursuant to the Drug Price Competition and Patent Term Restoration Act of 1984, commonly known as the Hatch-Waxman Act, in West Virginia and Delaware. We have appealed the judgments in both actions. For additional information, please read Note 19, Litigation, to our condensed consolidated financial statements included in this report.
Multiple TECFIDERA generic entrants are now in the U.S. market, some of which have deeply discounted prices compared to TECFIDERA. The generic competition for TECFIDERA significantly reduced our TECFIDERA revenues during the third quarter of 2020 and is expected to have a substantial negative impact on our TECFIDERA revenues for as long as there is generic competition. For additional information, please read the discussion under Results of Operations - Product Revenues - Multiple Sclerosis (MS) - Fumarate below.
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

Compliance with any resulting regulatory mandates may prove challenging and the macroeconomic impact on our sales and consolidated results of operations from these developments remains unknown. We do not expect Brexit to have a material impact on our consolidated results of operations as less than 4.0% of our total product revenues for the three and nine months ended September 30, 2020, were derived from U.K. sales, which is consistent with full year product sales in 2019.
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
Business Update Regarding COVID-19
The COVID-19 pandemic continues to present a substantial public health and economic challenge around the world. The length of time and full extent to which the COVID-19 pandemic directly or indirectly impacts our business, results of operations and financial condition depends on future developments that are highly uncertain, subject to change and are difficult to predict, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain or treat COVID-19 as well as the economic impact on local, regional, national and international customers and markets.
We are monitoring the demand for our products, including the duration and degree to which we may see delays in starting new patients on a product due to hospitals diverting the resources that are necessary to administer certain of our products to care for COVID-19 patients, including products, such as TYSABRI and SPINRAZA, that are administered in a physician's office or hospital setting. We may also see reduced demand for immunosuppressant therapies during the COVID-19 pandemic.
While we are currently continuing the clinical trials we have underway in sites across the globe, COVID-19 precautions have impacted the timeline for some of our clinical trials and these precautions may, directly or indirectly, have a further impact on timing in the future. For example, our Phase 3 study of BIIB093 (glibenclamide IV) for large hemispheric infarction, a severe form of ischemic stroke, has been delayed as this study involves administration of BIIB093 in an acute hospital setting. To help mitigate the impact of the COVID-19 pandemic to our clinical trials, we are pursuing innovative approaches such as remote monitoring, remote patient visits and supporting home infusions. These alternative measures have resulted in an immaterial increase to the cost of the clinical trials underway.
For additional information on the various risks posed by the COVID-19 pandemic, please read Item 3. Quantitative and Qualitative Disclosures About Market Risk and Item 1A. Risk Factors included in this report.

Financial Highlights

For the Three Months Ended
September 30, 2020 and 2019
4,000
3,200
2,400
1,600
800
0
($ in millions)
2019
2020
Total revenues
Total cost and expenses
Income from operations
Net income attributable to Biogen Inc.

Diluted earnings per share attributable to Biogen Inc. was $4.46 for the three months ended September 30, 2020, representing a decrease of 46.8% compared to $8.39 in the same period in 2019.
As further described below under Results of Operations, our net income and diluted earnings per share attributable to Biogen Inc. for the three months ended September 30, 2020, compared to the three months ended September 30, 2019, reflects the following:
•Total revenues were $3,376.1 million for the third quarter of 2020, representing a $224.0 million, or 6.2%, decrease compared to $3,600.1 million in the same period in 2019.
•Product revenues, net totaled $2,690.3 million for the third quarter of 2020, representing a $204.4 million, or 7.1%, decrease compared to $2,894.7 million in the same period in 2019. This decrease was primarily due to a $52.7 million, or 9.6%, decrease in SPINRAZA and a $175.3 million, or 8.1%, decrease in MS product revenues, partially offset by a $24.3 million, or 13.2%, increase in revenues from our biosimilar products.
◦The decrease in MS product revenues was primarily due to a decrease in TECFIDERA demand and pricing as a result of multiple TECFIDERA generic entrants entering the U.S. market during the third quarter of 2020.
•Revenues from anti-CD20 therapeutic programs (our share of RITUXAN, including RITUXAN HYCELA, and GAZYVA collaboration operating profits) totaled $560.1 million for the third quarter of 2020, representing a $35.7 million, or 6.0%, decrease compared to $595.8 million in the same period in 2019. This decrease was primarily due to a $129.8 million, or 33.0%, decrease in RITUXAN revenues, partially offset by a $84.6 million, or 45.1%, increase in royalty revenues on sales of OCREVUS. We believe that sales of RITUXAN have been adversely affected by the onset of biosimilars competition.
•Other revenues totaled $125.7 million for the third quarter of 2020, representing a 14.7% increase from $109.6 million in the same period in 2019.
•Total cost and expenses were $2,289.7 million for the third quarter of 2020, representing a $495.9 million increase compared to $1,793.8 million in the same period in 2019. This increase was primarily due to a $600.5 million increase in research and development expense.
◦The increase in research and development expense was primarily due to $601.3 million in charges recognized in connection with our collaboration with Denali Therapeutics Inc. (Denali) in the third quarter of 2020.
As described below under Financial Condition, Liquidity and Capital Resources:
•Cash, cash equivalents and marketable securities totaled approximately $4.6 billion and $5.9 billion as of September 30, 2020 and December 31, 2019, respectively.
•We repurchased and retired approximately 4.5 million shares of our common stock at a cost of approximately $1.3 billion during the third quarter of 2020 under a program authorized by our Board of Directors in December 2019 to repurchase up to $5.0 billion of our common stock (December 2019 Share Repurchase Program). Our December 2019 Share Repurchase Program was completed as of September 30, 2020.

Acquisitions and Collaborative and Other Relationships
BIIB118 Acquisition
In March 2020 we acquired BIIB118 (formerly known as PF-05251749), a novel CNS-penetrant small molecule inhibitor of casein kinase 1, for the potential treatment of patients with behavioral and neurological symptoms across various psychiatric and neurological diseases from Pfizer Inc. (Pfizer). We plan to develop this Phase 1 asset for the potential treatment of sundowning in Alzheimer's disease and irregular sleep wake rhythm disorder in Parkinson’s disease.
For additional information on our acquisition of BIIB118, please read Note 2, Acquisitions, to our condensed consolidated financial statements included in this report.
Sangamo Therapeutics, Inc.
In April 2020 we closed a collaboration and license agreement with Sangamo Therapeutics, Inc. (Sangamo) to develop and commercialize ST-501 for tauopathies, including Alzheimer's disease; ST-502 for synucleinopathies, including, Parkinson’s disease; a third neuromuscular disease target; and up to nine additional neurological disease targets to be identified and selected within a five-year period.
For additional information on our collaboration arrangement with Sangamo, please read Note 17, Collaborative and Other Relationships, to our condensed consolidated financial statements included in this report.
Denali Therapeutics Inc.
In August 2020 we entered into a collaboration and license agreement with Denali to co-develop and co-commercialize Denali's small molecule inhibitors of leucine-rich repeat kinase 2 (LRRK2) for Parkinson's disease. In addition to the LRRK2 program, we also received an exclusive option to license two preclinical programs from Denali’s Transport Vehicle (TV) platform, including its Antibody Transport Vehicle: Abeta program, and a second program utilizing its TV technology. Further, we have the right of first negotiation on two additional TV-enabled therapeutics, currently at a preclinical stage, should Denali decide to seek a collaboration for such programs.
For additional information on our collaboration arrangements with Denali, please read Note 17, Collaborative and Other Relationships, to our condensed consolidated financial statements included in this report.
Other Key Developments
Aducanumab (AB mAb)
In July 2020 we completed the submission of a Biologics License Application (BLA) to the U.S. Food and Drug Administration (FDA) for the approval of aducanumab, an anti-amyloid beta antibody candidate for the potential treatment of Alzheimer's disease that we are developing in collaboration with Eisai Co., Ltd. (Eisai). The completed submission followed ongoing collaboration with the FDA and includes clinical data from the Phase 3 EMERGE and ENGAGE studies as well as the Phase 1b PRIME study. In August 2020 the FDA accepted the BLA and granted Priority Review with a Prescription Drug User Fee Act action date on March 7, 2021.
During the first quarter of 2020, we initiated the EMBARK global re-dosing clinical study, which is designed to evaluate aducanumab in eligible Alzheimer's disease patients who were actively enrolled in aducanumab studies (PRIME, EVOLVE, EMERGE and ENGAGE) in March 2019.
SB11 (referencing LUCENTIS)
In October 2020 we and Samsung Bioepis announced that the European Medicines Agency accepted for review the Marketing Authorization Application for SB11, a proposed biosimilar referencing LUCENTIS (ranibizumab).
Healthy Climate, Healthy Lives
In September 2020 we announced Healthy Climate, Healthy Lives, a $250.0 million, 20-year initiative to eliminate our fossil fuels across our operations and collaborate with renowned institutions with the aim to improve health, especially for the world's most vulnerable populations.
2020 Share Repurchase Program
In October 2020 our Board of Directors authorized a program to repurchase up to $5.0 billion of our common stock (2020 Share Repurchase Program). Our 2020 Share Repurchase Program does not have an expiration date. All share repurchases under our 2020 Share Repurchase Program will be retired.

Results of Operations
Revenues
Revenues are summarized as follows:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
(In millions, except percentages)	2020		2019		2020		2019
Product revenues, net:
United States	$1,498.2	44.4%	$1,702.0	47.3%	$4,803.1	45.3%	$4,959.7	46.4%
Rest of world	1,192.1	35.3	1,192.7	33.1	3,587.5	33.9	3,495.3	32.6
Total product revenues, net	2,690.3	79.7	2,894.7	80.4	8,390.6	79.2	8,455.0	79.0
Revenues from anti-CD20 therapeutic programs	560.1	16.6	595.8	16.5	1,558.8	14.7	1,689.6	15.8
Other revenues	125.7	3.7	109.6	3.0	642.6	6.1	562.0	5.2
Total revenues	$3,376.1	100.0%	$3,600.1	100.0%	$10,592.0	100.0%	$10,706.6	100.0%

Product Revenues
Product revenues are summarized as follows:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
(In millions, except percentages)	2020		2019		2020		2019
Multiple Sclerosis:
Fumarate*	$967.5	36.0%	$1,122.4	38.8%	$3,258.6	38.9%	$3,271.4	38.7%
Interferon**	474.1	17.6	530.0	18.3	1,421.5	17.0	1,585.3	18.7
TYSABRI	516.5	19.2	483.6	16.7	1,470.9	17.5	1,419.3	16.8
FAMPYRA	26.8	1.0	24.2	0.8	78.1	0.9	71.2	0.8
Subtotal: MS product revenues	1,984.9	73.8	2,160.2	74.6	6,229.1	74.3	6,347.2	75.1

Spinal Muscular Atrophy:
SPINRAZA	494.4	18.4	547.1	18.9	1,554.0	18.5	1,553.8	18.4

Biosimilars:
BENEPALI	124.2	4.6	115.9	4.0	363.9	4.3	360.2	4.3
IMRALDI	56.2	2.1	49.3	1.7	162.6	1.9	132.3	1.6
FLIXABI	27.5	1.0	18.4	0.6	71.8	0.9	49.9	0.6
Subtotal: Biosimilar product revenues	207.9	7.7	183.6	6.3	598.3	7.1	542.4	6.4

Other:
FUMADERM	3.1	0.1	3.8	0.1	9.2	0.1	11.6	0.1

Total product revenues	$2,690.3	100.0%	$2,894.7	100.0%	$8,390.6	100.0%	$8,455.0	100.0%
*Fumarate includes TECFIDERA and VUMERITY. VUMERITY became commercially available in the U.S. in November 2019.
**Interferon includes AVONEX and PLEGRIDY.

Multiple Sclerosis (MS)
Fumarate
Fumarate revenues include sales from TECFIDERA and VUMERITY. In October 2019 the FDA approved VUMERITY for the treatment of RMS and VUMERITY became commercially available in the U.S. in November 2019.
For the three and nine months ended September 30, 2020, compared to the same periods in 2019, the decreases of 18.7% and 1.9%, respectively, in U.S. Fumarate revenues were primarily due to a decrease in TECFIDERA demand and pricing as a result of multiple TECFIDERA generic entrants entering the U.S. market during the third quarter of 2020. Decreases were also due to unfavorable pricing, driven by discounts and allowances.
For the three months ended September 30, 2020, compared to the same period in 2019, the increase in rest of world Fumarate revenues was primarily due to an increase in sales volume of 5.9%, partially offset by unfavorable foreign currency impact.
For the nine months ended September 30, 2020, compared to the same period in 2019, the increase of 4.0% in rest of world Fumarate revenues was primarily due to an increase in sales volumes of 10.0%, which was primarily related to our European and Japanese markets, partially offset by pricing reductions in certain European countries. The increase in volumes was primarily due to continued strong patient growth in our E.U. direct markets, including Italy, Spain and the U.K. as well as growth in Asia (Japan) and Latin America (Brazil).
In June 2020 and September 2020 judgments were entered in favor of the defendants in the patent infringement proceedings relating to TECFIDERA Orange-Book listed patents pursuant to the Hatch-Waxman Act in West Virginia and Delaware. We have appealed the judgments in both actions. For additional information, please read Note 19, Litigation, to our condensed consolidated financial statements included in this report.
Multiple TECFIDERA generic entrants are now in the U.S. market, some of which have deeply discounted prices compared to TECFIDERA. The generic competition for TECFIDERA significantly reduced our TECFIDERA revenues during the third quarter of 2020 and is expected to have a substantial negative impact on our TECFIDERA revenues for as long as there is generic competition.
We anticipate an increase in TECFIDERA demand in rest of world in 2020, compared to 2019, notwithstanding the increasing competition from additional treatments for MS and potential disruptions from the COVID-19 pandemic.
Interferon
For the three and nine months ended September 30, 2020, compared to the same periods in 2019, the decreases of 9.2% and 9.5%, respectively, in U.S. Interferon revenues were primarily due to decreases in Interferon sales volumes of 11.8% and 10.4%, respectively. The net declines in sales volumes reflect the continued decline of the Interferon market as patients transition to other higher efficacy and oral MS therapies, which negatively impacted comparative revenues by $42.5 million and $110.7 million, respectively.
For the three and nine months ended September 30, 2020, compared to the same periods in 2019, the decreases of 13.5% and 12.0%, respectively, in rest of world Interferon revenues were primarily due to decreases in Interferon sales volumes of 8.5% and 7.5%, respectively.
We expect that Interferon revenues will continue to decline in both the U.S. and rest of world markets in 2020, compared to 2019, as a result of increasing competition from our other MS products as well as other treatments for MS, including biosimilars, and pricing reductions in certain European markets.
TYSABRI
For the three and nine months ended September 30, 2020, compared to the same periods in 2019, the increases of 15.7% and 7.0%, respectively, in U.S. TYSABRI revenues were primarily due to favorable volume impacts and price increases, partially offset by higher discounts and allowance rates.
For the three months ended September 30, 2020, compared to the same period in 2019, the decrease of 3.8% in rest of world TYSABRI revenues was primarily due to an unfavorable foreign currency impact of approximately $11.5 million, partially offset by a favorable volume impact of approximately $3.6 million.
For the nine months ended September 30, 2020, compared to the same period in 2019, rest of world TYSABRI revenues remained flat.
We anticipate TYSABRI demand to be stable on a global basis in 2020, compared to 2019, despite increasing competition from additional treatments for MS, including OCREVUS. We believe that some TYSABRI infusions may be delayed due, directly or indirectly, to the COVID-19 pandemic.
Spinal Muscular Atrophy
SPINRAZA
For the three and nine months ended September 30, 2020, compared to the same periods in 2019, the decreases of 22.9% and 9.0%, respectively, in U.S. SPINRAZA revenues were primarily due to a decreases in sales volumes of 22.4% and 7.6%, respectively, resulting from increased competition as well as lower loading and maintenance doses and site of care closures as a result of the COVID-19 pandemic.
For the three months ended September 30, 2020, compared to the same period in 2019, rest of world SPINRAZA revenues remained flat.
For the nine months ended September 30, 2020, compared to the same period in 2019, the increase of 7.3% in rest of world SPINRAZA revenues was primarily due to an increase in sales volumes of 18.2%, partially offset by the impact of a shift from loading to maintenance doses, lower net prices and the unfavorable impact of foreign currency exchange.
We expect that the rate at which SPINRAZA revenues will grow will be modest in 2020, compared to 2019, primarily due to a lower rate of new patient starts combined with the impact of loading dose dynamics as patients transition to dosing once every four months, lower prices in certain rest of world countries and the potential impact of the COVID-19 pandemic. We are evaluating the impact of the COVID-19 pandemic on the ability of hospitals to provide SPINRAZA dosing to patients. We believe that some SPINRAZA doses may be delayed due, directly or indirectly, to the COVID-19 pandemic.
We face competition from a new gene therapy product that was approved in the U.S. in May 2019 and in the E.U. in May 2020 for the treatment of SMA as well as a new oral product for the treatment of

SMA that was approved in the U.S. in August 2020. Additionally, we are aware of other products now in development that, if launched, may compete with SPINRAZA. Future sales of SPINRAZA may be adversely affected by the commercialization of competing products.
For information on our collaboration arrangements with Ionis Pharmaceuticals, Inc. (Ionis), please read Note 18, Collaborative and Other Relationships, to our consolidated financial statements included in our 2019 Form 10-K.
Biosimilars
BENEPALI, IMRALDI and FLIXABI
For the three and nine months ended September 30, 2020, compared to the same periods in 2019, the increases of 13.2% and 10.3%, respectively, in biosimilar revenues were primarily due to higher volumes and favorable foreign currency impact, partially offset by the unfavorable impact of price decreases.
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
Biogen’s Share of Pre-tax Profits in the U.S. for RITUXAN and GAZYVA
The following tables provide a summary of amounts comprising our share of pre-tax profits in the U.S. for RITUXAN and GAZYVA:

	For the Three Months Ended September 30,
(In millions)	2020	2019
Product revenues, net	$814.4	$1,189.8
Cost and expenses	81.1	141.6
Pre-tax profits in the U.S.	733.3	1,048.2
Biogen's share of pre-tax profits	$275.0	$393.2

	For the Nine Months Ended September 30,
(In millions)	2020	2019
Product revenues, net	$2,700.5	$3,581.5
Cost and expenses	350.0	473.0
Pre-tax profits in the U.S.	2,350.5	3,108.5
Biogen's share of pre-tax profits	$873.8	$1,161.2

For the three and nine months ended September 30, 2020, compared to the same periods in 2019, the decreases in U.S. product revenues, net were primarily due to decreased sales volume of RITUXAN in the U.S. of 26.0% and 21.5%, respectively, due to the onset of competition from multiple biosimilars and, we believe, the adverse impacts due, directly or indirectly, to the COVID-19 pandemic.
For the three and nine months ended September 30, 2020, compared to the same periods in 2019, product revenues, net also reflects increases in GAZYVA sales volume of 25.4% and 32.5%, respectively.
For the three and nine months ended September 30, 2020, compared to the same periods in 2019, the decreases in collaboration costs and expenses were primarily due to lower cost of sales on RITUXAN.
We are aware of anti-CD20 molecules, including biosimilar products, in development that if successfully developed and approved, could compete with RITUXAN and GAZYVA in the oncology market. The introduction of one or more competitive products can result in significant reduction in net sales for the relevant product, as other manufacturers typically offer their versions at lower prices. In November 2019 and January 2020 biosimilar products referencing RITUXAN were launched in the U.S. An additional biosimilar entrant is possible. This competition has adversely affected the pre-tax profits of our collaboration arrangements with Genentech and could have a significant adverse affect on our co-promotion profits in the U.S. in future years.
Other Revenues from Anti-CD20 Therapeutic Programs
Other revenues from anti-CD20 therapeutic programs consist of royalty revenues on sales of OCREVUS and our share of pre-tax co-promotion profits from RITUXAN in Canada.
For the three and nine months ended September 30, 2020, compared to the same periods in 2019, the increases in other revenues from anti-CD20 therapeutic programs were primarily due to sales growth of OCREVUS. Royalty revenues recognized on sales of OCREVUS for the three and nine months ended September 30, 2020, totaled $272.5 million and $643.0 million, respectively, compared to $187.8 million and $482.1 million, respectively, in the prior year comparative periods.
OCREVUS royalty revenues are based on our estimates from third party and market research data of OCREVUS sales occurring during the corresponding period. Differences between actual and estimated royalty revenues will be adjusted for in the period in which they become known, which is generally expected to be the following quarter.
For additional information on our collaboration arrangements with Genentech, including information regarding the pre-tax profit-sharing formula and its impact on future revenues from anti-CD20 therapeutic programs, please read Note 18, Collaborative and Other Relationships, to our consolidated financial statements included in our 2019 Form 10-K.
Other Revenues
Other revenues are summarized as follows:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
(In millions, except percentages)	2020		2019		2020		2019
Revenues from collaborative and other relationships	$5.4	4.3%	$13.2	12.0%	$14.3	2.2%	$89.7	16.0%
Other royalty and corporate revenues	120.3	95.7	96.4	88.0	628.3	97.8	472.3	84.0
Total other revenues	$125.7	100.0%	$109.6	100.0%	$642.6	100.0%	$562.0	100.0%
Revenues from Collaborative and Other Relationships
Revenues from collaborative and other relationships primarily include revenues from our technical development services and manufacturing agreements with Samsung Bioepis and royalty revenues on biosimilar products from Samsung Bioepis.
Following the divestiture of our Hillerød, Denmark manufacturing operations in August 2019, FUJIFILM Corporation (FUJIFILM) assumed responsibility for the manufacture of clinical and commercial quantities of bulk drug substance of biosimilar products for Samsung Bioepis. We no longer recognize revenues for the manufacturing completed after the Hillerød, Denmark manufacturing operations divestiture date under our technical development services and manufacturing agreements with Samsung Bioepis.

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
Other Royalty and Corporate Revenues

For the Three and Nine Months Ended
September 30, 2020 and 2019
(In millions)
$120.3
$110.0
$10.3
$96.4
$93.1
$3.3
$628.3
$599.5
$28.8
$472.3
$462.4
$9.9
Q3 '20
Q3 '19
YTD '20
YTD '19
Royalty
Other corporate

We receive royalties from net sales on products related to patents that we have out-licensed and we record other corporate revenues primarily from amounts earned under contract manufacturing agreements.
During the third quarter of 2019, we amended our agreement with a contract manufacturing customer pursuant to which we licensed certain of our manufacturing-related intellectual property to the customer. In the second quarter of 2020, the customer received regulatory approval for its product that is being manufactured using certain of our manufacturing-related intellectual property. As a result, we are entitled to $500.0 million in a series of three payments. The first payment became due upon regulatory approval of such product and was received during the second quarter of 2020. Subsequent payments are due on the first and second anniversaries of the regulatory approval.
Other corporate revenues for the nine months ended September 30, 2020, reflect $333.2 million related to the delivery of the license for certain of our manufacturing-related intellectual property under the amended agreement discussed above and the performance of manufacturing product supply services for such customer. We have allocated the remaining $166.8 million of the $500.0 million transaction price to the performance of manufacturing product supply services for the customer, which we expect to perform through 2026. The value allocated to the manufacturing services was based on expected demand for supply and the fair value of comparable manufacturing and development services.
For the three months ended September 30, 2020, compared to the same period in 2019, the increase in other royalty and corporate revenues was primarily due to an increase in royalty revenues and higher contract manufacturing revenues.
For the nine months ended September 30, 2020, compared to the same period in 2019, the increase in other royalty and corporate revenues was due to higher contract manufacturing revenues, primarily resulting from $333.2 million in revenues related to the delivery of the license for certain of our manufacturing-related intellectual property to a contract manufacturing customer, as discussed above. The increase was partially offset by revenues recognized in 2019 under the manufacturing and supply agreement with Bioverativ Inc. (Bioverativ) entered into in connection with the spin-off of our hemophilia business as well as revenues recognized in 2019 under our technical development services and manufacturing agreements with Samsung Bioepis prior to the divestiture of our Hillerød, Denmark manufacturing operations.
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
Reserves for discounts, contractual adjustments and returns that reduced gross product revenues are summarized as follows:
For the three and nine months ended September 30, 2020, reserves for discounts and allowances as a percentage of gross product revenues were 27.3% and 26.3%, respectively, compared to 24.4% and 23.5%, respectively, in the prior year comparative periods.
Discounts
Discounts include trade term discounts and wholesaler incentives.
For the three and nine months ended September 30, 2020, compared to the same periods in 2019, the increases in discounts were primarily driven by increases in gross sales.
Contractual Adjustments
Contractual adjustments primarily relate to Medicaid and managed care rebates, co-payment assistance, Veterans Administration, Public Health Service discounts, specialty pharmacy program fees and other government rebates or applicable allowances.
For the three months ended September 30, 2020, compared to the same period in 2019, the decrease in contractual adjustments was primarily due to a favorable change in estimates.
For the nine months ended September 30, 2020, compared to the same period in 2019, the increase in contractual adjustments was primarily due to higher managed care rebates and governmental rebates in the U.S. as well as higher governmental rebates and allowances in the rest of world, due in part to increases in SPINRAZA sales volumes worldwide.
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
For the three and nine months ended September 30, 2020, compared to the same periods in 2019, return reserves were relatively consistent.
For additional information on our revenue reserves, please read Note 4, Revenues, to our condensed consolidated financial statements included in this report.

Cost and Expenses
A summary of total cost and expenses is as follows:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
(In millions, except percentages)	2020	2019	Change %	2020	2019	Change %
Cost of sales, excluding amortization and impairment of acquired intangible assets	$449.1	$430.0	4.4%	$1,314.6	$1,508.3	(12.8)%
Research and development	1,140.9	540.4	111.1	2,264.8	1,588.9	42.5
Selling, general and administrative	573.1	554.5	3.4	1,698.3	1,709.8	(0.7)
Amortization and impairment of acquired intangible assets	82.6	283.9	(70.9)	215.6	422.2	(48.9)
Collaboration profit (loss) sharing	73.0	60.2	21.3	166.5	181.8	(8.4)
Loss on divestiture of Hillerød, Denmark manufacturing operations	—	(17.7)	**	—	95.5	**
(Gain) loss on fair value remeasurement of contingent consideration	(29.0)	(57.8)	(49.8)	(23.5)	(66.3)	(64.6)
Restructuring charges	—	0.3	(100.0)	—	1.5	(100.0)
Acquired in-process research and development	—	—	**	75.0	—	**
Total cost and expenses	$2,289.7	$1,793.8	27.6%	$5,711.3	$5,441.7	5.0%
** Percentage not meaningful.
Cost of Sales, Excluding Amortization and Impairment of Acquired Intangible Assets
Product Cost of Sales
For the three months ended September 30, 2020, compared to the same period in 2019, the increase in product cost of sales was primarily due to higher cost of sales associated with higher revenues from contract manufacturing agreements.
For the nine months ended September 30, 2020, compared to the same period in 2019, the decrease in product cost of sales was primarily due to lower cost of sales from contract manufacturing agreements, primarily resulting from the sale of hemophilia inventory, with a cost basis of $173.5 million, to Bioverativ in the first quarter of 2019 and FUJIFILM assuming responsibility for the manufacture of clinical and commercial quantities of bulk drug substance of biosimilar products for Samsung Bioepis.
Royalty Cost of Sales
For the three months ended September 30, 2020, compared to the same period in 2019, the decrease in royalty cost of sales was primarily due to lower royalties payable on lower sales of SPINRAZA.
For the nine months ended September 30, 2020, compared to the same period in 2019, the increase in royalty cost of sales was primarily due to higher royalties payable on higher sales of TYSABRI and VUMERITY.

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
For the three months ended September 30, 2020, compared to the same period in 2019, the increase in research and development expense was primarily due to approximately $601.3 million in charges recognized in connection with our collaboration with Denali in the third quarter of 2020.
For the nine months ended September 30, 2020, compared to the same period in 2019, the increase in research and development expense was primarily due to approximately $601.3 million and $208.0 million in charges recognized upon the closing of our collaborations with Denali and Sangamo, respectively.
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
Milestone and Upfront Expenses
For the three months ended September 30, 2020, compared to the same period in 2019, the increase in milestone and upfront expenses was primarily due to a $601.3 million charge to research and development expense related to our collaboration with Denali in the third quarter of 2020.
For the nine months ended September 30, 2020, compared to the same period in 2019, the increase in milestone and upfront expenses was primarily due to approximately $601.3 million and $208.0 million in charges to research and development expense related to our collaboration and license agreements with Denali and Sangamo, respectively.
For additional information on our collaboration agreements with Denali and Sangamo, please read Note 17, Collaborative and Other Relationships, to our condensed consolidated financial statements included in this report.
Early Stage Programs
For the three and nine months ended September 30, 2020, compared to the same periods in 2019, the decreases in spending related to our early stage programs were primarily due to decreases in costs associated with:
•the discontinuation of gosuranemab (BIIB092) in progressive supraneuclear palsy; and
•the advancement of toferson (BIIB067) in ALS into late stage.
The decreases were partially offset by increases in costs associated with:
•spending in the development of BIIB112 (RPGR gene therapy) in X-linked retinitis pigmentosa; and
•the discontinuation of the Phase 2b study of BG00011 (STX-100) for the potential treatment of idiopathic pulmonary fibrosis (IPF).
Late Stage Programs
For the three and nine months ended September 30, 2020, compared to the same periods in 2019, the decreases in spending associated with our late stage programs were primarily due to:
•a decrease in spending related to the discontinuation of the global Phase 3 trials of aducanumab, net of reimbursement from our collaboration partner Eisai in the first quarter of 2019;
•a decrease in spending related to the discontinuation of the global Phase 3 trials, MISSION AD1 and MISSION AD2, of elenbecestat (development code: E2609) in patients with early Alzheimer's disease in the third quarter of 2019; and

•a decrease in spending related to VUMERITY, which was approved by the FDA in the fourth quarter of 2019.
These decreases were partially offset by an increase in spending due to the advancement of toferson in ALS into late stage, an increase in spending related to BAN2401, a monoclonal antibody that targets amyloid beta aggregates, in early Alzheimer's disease that we are developing in collaboration with Eisai, our EMBARK redosing study for aducanumab and BIIB111 (timrepigene emparvovec) in choroideremia.
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
In October 2019 we and Eisai announced that, based on a new analysis, conducted by Biogen in consultation with the FDA, of a larger dataset from the Phase 3 EMERGE and ENGAGE trials that were discontinued in March 2019, we plan to pursue regulatory approval for aducanumab in the U.S. In July 2020 we completed the submission of a BLA to the FDA for the approval of aducanumab.
In March 2019 Eisai initiated a global Phase 3 trial for the development of BAN2401 in early Alzheimer's disease. Under our collaboration arrangement, Eisai serves as the global operational and regulatory lead for BAN2401 and all costs, including research, development, sales and marketing expenses, are shared equally between us and Eisai.
For additional information on our collaboration arrangements with Eisai, please read Note 17, Collaborative and Other Relationships, to our condensed consolidated financial statements included in this report.
Selling, General and Administrative
For the three months ended September 30, 2020, compared to the same period in 2019, selling, general and administrative expense increased 3.4%, primarily due to increases in personnel in support of the potential launch of aducanumab.
For the nine months ended September 30, 2020, compared to the same period in 2019, selling, general and administrative expense remained flat.
Amortization and Impairment of Acquired Intangible Assets
Our amortization expense is based on the economic consumption and impairment of intangible assets. Our most significant intangible assets are related to our TYSABRI, AVONEX, SPINRAZA, VUMERITY and TECFIDERA (rest of world) products and other programs acquired through business combinations.

For the three and nine months ended September 30, 2020, amortization and impairment of acquired intangible assets reflects the impact of a $19.3 million impairment charge related to one of our in-process research and development (IPR&D) intangible assets.
For the three and nine months ended September 30, 2019, amortization and impairment of acquired intangible assets reflects the impact of a $215.9 million impairment charge related to certain IPR&D assets associated with the Phase 2b study of BG00011 (STX-100) for the potential treatment of IPF, which was discontinued in the third quarter of 2019.
For the three and nine months ended September 30, 2020, amortization of acquired intangible assets, excluding impairment charges, totaled $63.3 million and $196.3 million, respectively, compared to $68.0 million and $206.3 million, respectively, in the prior year comparative periods.
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
Vixotrigine
In the periods since we acquired vixotrigine (BIIB074), there have been numerous delays in the initiation of Phase 3 studies for the potential treatment of trigeminal neuralgia (TGN) as we engaged with the FDA regarding the design of the Phase 3 studies and awaited data and insights from mid-stage clinical trials of vixotrigine in other indications that have since been completed. The fair value of the TGN asset is not significantly in excess of carrying value. As of September 30, 2020, the carrying value associated with our vixotrigine IPR&D assets was $167.6 million.
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
For the three and nine months ended September 30, 2020, we recognized net profit-sharing expense of $72.9 million and $200.1 million, respectively, to reflect Samsung Bioepis' 50% sharing of the net collaboration profits compared to $60.1 million and

$181.6 million, respectively, in the prior year comparative periods.
For the nine months ended September 30, 2020, we also recognized net profit-sharing income of $33.8 million to reflect Eisai's 45% share of the $75.0 million milestone expense related to the completed submission of the BLA to the FDA for approval of aducanumab.
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
For the nine months ended September 30, 2019, we recorded a loss of approximately $160.2 million in our condensed consolidated statements of income. This estimated loss included a pre-tax loss of $95.5 million, which reflected a $17.7 million decrease to our previously recorded pre-tax loss, reflecting our estimated fair value of the assets and liabilities held for sale as of September 30, 2019, adjusted for our expected costs to sell our Hillerød, Denmark manufacturing operations of approximately $11.2 million and included our initial estimate of the fair value of an adverse commitment of approximately $114.0 million associated with the guarantee of future minimum batch production at the Hillerød facility. The value of this adverse commitment was determined using a probability-weighted estimate of future manufacturing activity. In addition, we recorded a tax expense of $64.7 million related to the transaction during the nine months ended September 30, 2019.
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
For the three and nine months ended September 30, 2020, changes in the fair value of our contingent consideration obligations were primarily due to changes in the probability and the expected timing of the achievement of certain remaining developmental milestones as well as changes in the interest rates used to revalue our contingent consideration liabilities and the passage of time.
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
Acquired In-Process Research and Development
BIIB118 Acquisition
In March 2020 we acquired BIIB118 from Pfizer for the potential treatment of patients with behavioral and neurological symptoms across various psychiatric and neurological diseases. In connection with this acquisition, we made an upfront payment of $75.0 million to Pfizer, which was accounted for as an asset acquisition and recorded as acquired IPR&D in our condensed consolidated statements of income as BIIB118 has not yet reached technological feasibility.
For additional information on our acquisition of BIIB118, please read Note 2, Acquisitions, to our condensed consolidated financial statements included in this report.
Other Income (Expense), Net
For the three months ended September 30, 2020, compared to the same period in 2019, the change in other income (expense), net primarily reflects net unrealized losses of approximately $82.1 million recognized on our investments related to our holdings in equity securities, compared to net unrealized losses totaling $4.1 million in the prior year comparative period. The net unrealized losses recognized during the three months ended September 30, 2020, primarily reflect a decrease in the fair value of Ionis common stock of approximately $66.2 million and a decrease in the fair value of Denali common stock of approximately $29.6 million, partially offset by an increase in the fair value of Sangamo common stock of approximately $15.2 million.
For the nine months ended September 30, 2020, compared to the same period in 2019, the change in other income (expense), net primarily reflects net unrealized losses of approximately $40.3 million recognized on our investments related to our holdings in equity securities, compared to net unrealized gains totaling $198.9 million in the prior year comparative period. The net unrealized losses recognized during the nine months ended September 30, 2020, primarily reflect a decrease in the fair value of Ionis common stock of approximately $56.7 million and a decrease in the fair value of Denali common stock of approximately $29.6 million, partially offset by an increase in the fair value of Sangamo common stock of approximately $56.1 million.
We expect interest expense will continue to increase as a result of the issuance of our senior unsecured notes for an aggregate principal amount of $3.0 billion (2020 Senior Notes). For additional information on our 2020 Senior Notes, please read Note 11, Indebtedness, to our condensed consolidated financial statements included in this report.
Income Tax Provision

For the Three and Nine Months Ended
September 30, 2020 and 2019
(In millions, except percentages)
$240.8
25.1%
$211.3
11.9%
$979.0
20.9%
$881.9
16.3%
Q3 '20
Q3 '19
YTD '20
YTD '19
Income tax expense
Effective tax rate on pre-tax income

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
For the three months ended September 30, 2020, compared to the same period in 2019, the increase in our effective tax rate was primarily due to an internal reorganization of certain intellectual property rights related to the intercompany sale of such intellectual property in 2019, the enactment of a new taxing regime in the country and certain cantons of Switzerland in 2019 (Swiss Tax Reform) and the net $33.3 million income tax expense related to the establishment of a valuation allowance against certain deferred tax assets, the realization of which is dependent on future sales of TECFIDERA in the U.S.
For additional information, please read Note 19, Litigation, to our condensed consolidated financial statements included in this report.
For the nine months ended September 30, 2020, compared to the same period in 2019, the increase in our effective tax rate was primarily due to the $89.3 million impact from the valuation allowance described above, the internal reorganization of certain intellectual property rights and Swiss Tax Reform, partially offset by the $64.7 million tax expense recognized in September 30, 2019, related to the divestiture of our Hillerød, Denmark manufacturing operations. Although we recognized a loss on the divestiture of our Hillerød, Denmark manufacturing operations, the divestiture required us to write off certain deferred tax assets and resulted in a taxable gain in certain jurisdictions. For additional information on the divestiture of our Hillerød, Denmark manufacturing operations, please read Note 3, Divestitures, to our condensed consolidated financial statements included in this report.
For additional information on our income taxes please read Note 15, Income Taxes, to our condensed consolidated financial statements included in this report.
Equity in (Income) Loss of Investee, Net of Tax

In February 2012 we entered into a joint venture agreement with Samsung BioLogics establishing an entity, Samsung Bioepis, to develop, manufacture and market biosimilar products.
In June 2018 we exercised our option under our joint venture agreement to increase our ownership percentage in Samsung Bioepis from approximately 5.0% to approximately 49.9%. The share purchase transaction was completed in November 2018 and, upon closing, we paid 759.5 billion South Korean won ($676.6 million) to Samsung BioLogics. As of September 30, 2020, our ownership percentage remained at approximately 49.9%.
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
For the three and nine months ended September 30, 2020, we recognized net losses on our investment of $13.1 million and $12.7 million, respectively, reflecting our share of Samsung Bioepis' operating results and amortization of basis differences.
For additional information on our collaboration arrangements with Samsung Bioepis, please read Note 17, Collaborative and Other Relationships, to our condensed consolidated financial statements included in this report.
Noncontrolling Interest

For the Three and Nine Months Ended
September 30, 2020 and 2019
(In millions)
$2.4
$0.0
$60.2
$0.0
Q3 '20
Q3 '19
YTD '20
YTD '19

For the three and nine months ended September 30, 2020, the change in net income (loss) attributable to noncontrolling interests, net of tax was primarily due to the $75.0 million milestone payment related to the completed submission of the BLA to the FDA for the approval of aducanumab.
For additional information, please read Note 18, Investments in Variable Interest Entities, to our condensed consolidated financial statements included in this report.

Financial Condition, Liquidity and Capital Resources
Our financial condition is summarized as follows:

(In millions, except percentages)	As of September 30, 2020	As of December 31, 2019	Change %
Financial assets:
Cash and cash equivalents	$2,224.8	$2,913.7	(23.6)%
Marketable securities — current	1,355.0	1,562.2	(13.3)
Marketable securities — non-current	1,009.8	1,408.1	(28.3)
Total cash, cash equivalents and marketable securities	$4,589.6	$5,884.0	(22.0)%
Borrowings:
Current portion of notes payable	$—	$1,495.8	(100.0)%
Notes payable	7,425.0	4,459.0	66.5
Total borrowings	$7,425.0	$5,954.8	24.7%
Working capital:
Current assets	$7,843.1	$8,381.8	(6.4)%
Current liabilities	(3,804.0)	(4,863.8)	(21.8)
Total working capital	$4,039.1	$3,518.0	14.8%
For the nine months ended September 30, 2020, certain significant cash flows were as follows:
•$6.3 billion used for share repurchases;
•$4.6 billion in net cash flows provided by operating activities;
•$3.0 billion in net proceeds received from the issuance of our 2020 Senior Notes;
•$1.5 billion payment made for the redemption of our 2.90% Senior Notes due September 15, 2020, prior to their maturity;
•$752.7 million in total payments for income taxes;
•$423.7 million used to purchase the Denali common stock;
•$338.8 million used for purchases of property, plant and equipment;
•$141.8 million used to purchase the Sangamo common stock;
•$75.0 million milestone payment to Neurimmune SubOne AG (Neurimmune);
•$75.0 million payment related to our acquisition of BIIB118 from Pfizer; and
•$37.0 million payment to Samsung Bioepis in connection with the 2019 transaction.
Overview
We have historically financed our operating and capital expenditures primarily through cash flows earned through our operations. On April 30, 2020, we issued our 2020 Senior Notes for an aggregate principal amount of $3.0 billion. We expect our operating expenditures, particularly those related to research and development, clinical trials, commercialization of new products and international expansion to continue to grow. However, we expect to continue funding our current and planned operating requirements primarily through cash flows earned from our operations as well as our existing cash resources and proceeds received from the issuance of our 2020 Senior Notes. Generic competition for TECFIDERA in the U.S. has begun and we believe that this competition will reduce our cash flow from operations in 2020 and will have a significant adverse impact on our future cash flows from operations. We believe that our existing funds, when combined with cash generated from operations and our access to additional financing resources, if needed, are sufficient to satisfy our operating, working capital, strategic alliance, milestone payment, capital expenditure and debt service requirements for the foreseeable future. In addition, we may choose to opportunistically return cash to shareholders and pursue other business initiatives, including acquisition and licensing activities. We may, from time to time, also seek additional funding through a combination of new collaborative agreements, strategic alliances and additional equity and debt financings or from other sources should we identify a significant new opportunity.
For additional information on certain risks that could negatively impact our financial position or future results of operations, please read Item 3. Quantitative and Qualitative Disclosures About Market Risk and Item 1A. Risk Factors included in this report.

Cash, Cash Equivalents and Marketable Securities
Until required for another use in our business, we typically invest our cash reserves in bank deposits, certificates of deposit, commercial paper, corporate notes, U.S. and foreign government instruments, overnight reverse repurchase agreements and other interest-bearing marketable debt instruments in accordance with our investment policy. It is our policy to mitigate credit risk in our cash reserves and marketable securities by maintaining a well-diversified portfolio that limits the amount of exposure as to institution, maturity and investment type. In March 2020 there was a severe liquidity crisis in the capital markets, particularly with respect to securities with maturities of less than one year, due to the COVID-19 pandemic. This issue impacted pricing of securities in our portfolio as we attempted to decrease our marketable securities level and increase cash, leading to approximately $12.4 million in realized losses for the nine months ended September 30, 2020. We believe that recent actions taken by the U.S. Federal Reserve to enhance liquidity have stabilized the capital markets for the time being.
As of September 30, 2020, we had cash, cash equivalents and marketable securities totaling approximately $4.6 billion compared to approximately $5.9 billion as of December 31, 2019. The net decrease in cash, cash equivalents and marketable securities at September 30, 2020, from December 31, 2019, was primarily due to cash used for share repurchases, the redemption of our 2.90% Senior Notes due September 15, 2020, the purchases of Sangamo and Denali common stock, net purchases of property, plant and equipment and payments made to Neurimmune, Pfizer and Samsung Bioepis, partially offset by cash flows from operations and net proceeds from the issuance of our 2020 Senior Notes.
Investments and other assets in our condensed consolidated balance sheets as of September 30, 2020 and December 31, 2019, include the carrying value of our investment in Samsung Bioepis of $557.8 million and $580.2 million, respectively. As Samsung Bioepis is a privately-held entity, our ability to liquidate our investment in Samsung Bioepis may be limited and we may realize significantly less than the value of such investment. This investment is also subject to foreign currency exchange fluctuations. Investments and other assets, as of September 30, 2020 and December 31, 2019, also include the fair value of our investment in Ionis common stock of $272.9 million and $329.6 million, respectively.
In connection with our collaboration and license agreement with Sangamo, we purchased approximately 24 million shares of Sangamo common stock in April 2020. As of September 30, 2020, the fair value of this investment was $197.9 million. In connection with our collaboration with Denali, we purchased approximately 13 million shares of Denali common stock in September 2020. As of September 30, 2020, the fair value of this investment was $394.1 million.
For additional information on our acquisition of BIIB118 from Pfizer, please read Note 2, Acquisitions, to our condensed consolidated financial statements included in this report. For additional information on our collaboration arrangements with Samsung Bioepis, Sangamo and Denali, please read Note 17, Collaborative and Other Relationships, to our condensed consolidated financial statements included in this report.
Borrowings
In April 2020 we issued our 2020 Senior Notes for an aggregate principal amount of $3.0 billion, consisting of the following:
•$1.5 billion aggregate principal amount of 2.25% Senior Notes due May 1, 2030; and
•$1.5 billion aggregate principal amount of 3.15% Senior Notes due May 1, 2050.
The following is a summary of our currently outstanding senior secured notes issued in 2015 (2015 Senior Notes):
•$1.0 billion aggregate principal amount of 3.625% Senior Notes due September 15, 2022;
•$1.75 billion aggregate principal amount of 4.05% Senior Notes due September 15, 2025; and
•$1.75 billion aggregate principal amount of 5.20% Senior Notes due September 15, 2045.
Our 2020 Senior Notes and our 2015 Senior Notes were issued at a discount, which are amortized as additional interest expense over the period from issuance through maturity.
In May 2020 we redeemed our 2.90% Senior Notes due September 15, 2020, with an aggregate principal amount of $1.5 billion.
For a summary of the fair and carrying values of our outstanding borrowings as of September 30, 2020 and December 31, 2019, please read Note 7, Fair Value Measurements, to our condensed consolidated financial statements included in this report.
2020 Credit Facility
In January 2020 we entered into a $1.0 billion, five-year senior unsecured revolving credit facility under which we are permitted to draw funds for working capital and general corporate purposes. The terms of the revolving credit facility include a financial covenant that requires us not to exceed a maximum consolidated leverage ratio. This revolving credit facility replaced the revolving credit facility that we entered into in August 2015. As of September 30, 2020, we had no outstanding borrowings and were in compliance with all covenants under this facility.
Working Capital
Working capital is defined as current assets less current liabilities. The change in working capital at September 30, 2020, from December 31, 2019, reflects a decrease in total current assets of approximately $538.7 million and a decrease in total current liabilities of approximately $1.1 billion.
The decrease in total current assets was primarily driven by a decrease in net cash, cash equivalents and marketable securities, due to the purchase of Sangamo common stock for $225.0 million, the purchase of Denali common stock for $465.0 million and $6.3 billion in purchases of our common stock, partially offset by $4.6 billion in cash flows from operations.
The net decrease in current liabilities was primarily due to the redemption of our 2.90% Senior Notes due September 15, 2020, which were classified within current liabilities as of December 31, 2019, and a reduction in accrued expenses and other, which was primarily related to the $100.0 million upfront payment made to Samsung Bioepis in connection with the 2019 transaction, which was accrued as of December 31, 2019.
Share Repurchase Programs
In October 2020 our Board of Directors authorized our 2020 Share Repurchase Program, which is a program to repurchase up to $5.0 billion of our common stock. Our 2020 Share Repurchase Program does not have an expiration date. All share repurchases under our 2020 Share Repurchase Program will be retired.
In December 2019 our Board of Directors authorized our December 2019 Share Repurchase Program, which was a program to repurchase up to $5.0 billion of our common stock that was completed as of September 30, 2020. All shares repurchased under our December 2019 Share Repurchase Program were retired. Under our December 2019 Share Repurchase Program, we repurchased and retired approximately 4.5 million and 16.7 million shares of our common stock at a cost of approximately $1.3 billion and $5.0 billion during the three and nine months ended September 30, 2020, respectively.
In March 2019 our Board of Directors authorized a program to repurchase up to $5.0 billion of our common stock (March 2019 Share Repurchase Program) that was completed as of March 31, 2020. All shares repurchased under our March 2019 Share Repurchase Program were retired. Under our March 2019 Share Repurchase Program, we repurchased and retired approximately 4.1 million shares of our common stock at a cost of approximately $1.3 billion during the nine months ended September 30, 2020.

Cash Flows
The following table summarizes our cash flow activity:

	For the Nine Months Ended September 30,
(In millions, except percentages)	2020	2019	% Change
Net cash flows provided by operating activities	$4,596.9	$5,118.4	(10.2)%
Net cash flows used in investing activities	(442.2)	(237.9)	85.9
Net cash flows used in financing activities	(4,871.6)	(3,744.0)	30.1
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
Operating cash flow is derived by adjusting our net income for:
•non-cash operating items such as depreciation and amortization, impairment charges, unrealized gain (loss) on strategic investments, acquired IPR&D and share-based compensation;
•changes in operating assets and liabilities, which reflect timing differences between the receipt and payment of cash associated with transactions and when they are recognized in results of operations; and

•changes in the fair value of contingent payments associated with our acquisitions of businesses and payments related to collaborations.
For the nine months ended September 30, 2020, compared to the same period in 2019, the decrease in net cash flows provided by operating activities was primarily due to lower net income as well as increases in certain working capital asset balances.
Investing Activities
For the nine months ended September 30, 2020, compared to the same period in 2019, the increase in net cash flows used in investing activities was primarily due to the purchases of the common stock of Sangamo and Denali during 2020, partially offset by higher proceeds received from the sale of investments as compared to the prior year.
Financing Activities
For the nine months ended September 30, 2020, compared to the same period in 2019, the increase in net cash flows used in financing activities was primarily due to the greater number of shares repurchased in 2020 as compared to the comparative period in 2019 and the redemption of our 2.90% Senior Notes due September 15, 2020, partially offset by the net proceeds received from the issuance of our 2020 Senior Notes.
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
Contingent Payments
TYSABRI
In 2013 we acquired from Elan Pharma International Ltd. (Elan), an affiliate of Elan Corporation plc, full ownership of all remaining rights to TYSABRI that we did not already own or control. Under the acquisition agreement, we are obligated to make contingent payments to Elan of 18.0% on annual worldwide net sales up to $2.0 billion and 25.0% on annual worldwide net sales that exceed
$2.0 billion. Royalty payments to Elan and other third parties are recognized as cost of sales in our condensed consolidated statements of income. Elan was acquired by Perrigo Company plc (Perrigo) in December 2013 and Perrigo subsequently sold its rights to these payments to a third-party effective January 2017.
SPINRAZA
In 2016 we exercised our option to develop and commercialize SPINRAZA from Ionis. Under our agreement with Ionis, we make royalty payments to Ionis on annual worldwide net sales of SPINRAZA using a tiered royalty rate between 11.0% and 15.0%, which are recognized as cost of sales in our condensed consolidated statements of income. For additional information on our collaboration arrangements with Ionis, please read Note 18, Collaborative and Other Relationships, to our consolidated financial statements included in our 2019 Form 10-K.
VUMERITY
In October 2019 the FDA approved VUMERITY for the treatment of RMS. Under our agreement with Alkermes Pharma Ireland Limited, a subsidiary of Alkermes plc (Alkermes), we make royalty payments to Alkermes on worldwide net commercial sales of VUMERITY using a royalty rate of 15.0%, which are recorded as cost of sales in our consolidated statements of income. Royalties payable on net commercial sales of VUMERITY are subject, under certain circumstances, to tiered minimum annual payment requirements for a period of five years following FDA approval. For additional information on our collaboration arrangement with Alkermes, please read Note 18, Collaborative and Other Relationships, to our consolidated financial statements included in our 2019 Form 10-K.
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
Contingent Development, Regulatory and Commercial Milestone Payments
Based on our development plans as of September 30, 2020, we could trigger potential future milestone payments to third parties of up to approximately $8.9 billion, including approximately $1.7 billion in development milestones, approximately $1.3 billion in regulatory milestones and approximately $5.9 billion in commercial milestones, as part of our various collaborations, including licensing and development programs. Payments under these agreements generally become due and payable upon achievement of certain development, regulatory or commercial milestones. Because the achievement of these milestones was not considered probable as of September 30, 2020, such contingencies have not been recorded in our financial statements. Amounts related to contingent milestone payments are not considered contractual obligations as they are contingent on the successful achievement of certain development, regulatory or commercial milestones.
Provided various development, regulatory or commercial milestones are achieved, we anticipate that we may pay approximately $4.0 million of milestone payments for the remainder of 2020. We may also pay $100.0 million if aducanumab is launched in the U.S. In July 2020 we completed the submission of a BLA to the FDA for the approval of aducanumab. During the third quarter of 2020, we paid Neurimmune SubOne AG (Neurimmune) $75.0 million upon the completed submission of the BLA for aducanumab with the FDA, which was recognized as a charge to noncontrolling interests for the nine months ended September 30, 2020. In addition, for the nine months ended September 30, 2020, we recognized net profit-sharing income of $33.8 million to reflect Eisai's 45% share of the $75.0 million milestone expense.
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
Other Funding Commitments
As of September 30, 2020, we have several ongoing clinical studies in various clinical trial stages. Our most significant clinical trial expenditures are to contract research organizations (CROs). The contracts with CROs are generally cancellable, with notice, at our option. We recorded accrued expenses of approximately $3.5 million in our condensed consolidated balance sheet for expenditures incurred by CROs as of September 30, 2020. We have approximately $557.8 million in cancellable future commitments based on existing CRO contracts as of September 30, 2020.
As part of the sale of our Hillerød, Denmark manufacturing operations to FUJIFILM, we provided FUJIFILM with certain minimum batch production commitment guarantees. There is a risk that the minimum contractual batch production commitments will not be met. Our estimate of the adverse commitment obligation is approximately $74.0 million as of September 30, 2020. We developed this estimate using a probability-weighted estimate of future manufacturing activity and may adjust this estimate based upon changes in business conditions, which may result in the increase or reduction of this adverse commitment obligation in subsequent periods.
Tax Related Obligations
We exclude liabilities pertaining to uncertain tax positions from our summary of contractual obligations as we cannot make a reliable estimate of the period of cash settlement with the respective taxing authorities. As of September 30, 2020, we have approximately $154.8 million of liabilities associated with uncertain tax positions.
As of September 30, 2020 and December 31, 2019, included in other long-term liabilities we have accrued approximately $635.0 million and approximately $697.0 million, respectively, under a one-time mandatory deemed repatriation tax on accumulated foreign subsidiaries' previously untaxed foreign earnings (the Transition Toll Tax). The decrease of approximately $62.0 million between September 30, 2020 and December 31, 2019, is related to the amount that is expected to be paid within one year. The Transition Toll Tax will be paid in installments over an eight-year period, which started in 2018, and will not accrue interest.
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
During the second quarter of 2018, the International Practices Task Force of the Center for Audit Quality categorized Argentina as a country with a projected three-year cumulative inflation rate greater than 100%, which indicated that Argentina's economy is highly inflationary. This categorization did not have a material impact on our results of operations or financial position as of September 30, 2020, and is not expected to have a material impact on our results of operations or financial position in the future.
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
The following quantitative information includes the impact of currency movements on forward contracts used in our revenue, operating expense and balance sheet hedging programs. As of September 30, 2020 and December 31, 2019, a hypothetical adverse 10% movement in foreign currency exchange rates compared to the U.S. dollar across all maturities would result in a hypothetical decrease in the fair value of forward contracts of approximately $394.6 million and $265.0 million, respectively. The estimated fair value change was determined by measuring the impact of the hypothetical exchange rate movement on outstanding forward contracts. Our use of this methodology to quantify the market risk of such instruments is subject to assumptions and actual impact could be significantly different. The quantitative information about market risk is limited because it does not take into account all foreign currency operating transactions.
Net Investment Hedge Program
Our net investment hedging program is designed to mitigate currency fluctuations between the U.S. dollar and the South Korean won as a result of our approximately 49.9% ownership percentage in Samsung Bioepis. We entered into foreign currency forward contracts to manage the foreign currency risk with our forward contracts used to hedge changes in the spot rate over the next one month. As of September 30, 2020 and December 31, 2019, a hypothetical adverse 10.0% movement would result in a hypothetical decrease in fair value of approximately $42.8 million and $43.0 million, respectively. The estimated fair value was determined by measuring the impact of the hypothetical spot rate movement on outstanding forward contracts.
Interest Rate Risk
Our investment portfolio includes cash equivalents and short-term investments. The fair value of our marketable securities is subject to change as a result of potential changes in market interest rates, including changes resulting from the impact of the COVID-19 pandemic. The potential change in fair value for interest rate sensitive instruments has been assessed on a hypothetical 100 basis point adverse movement across all maturities. As of September 30, 2020 and December 31, 2019, we estimate that such hypothetical 100 basis point adverse movement would result in a hypothetical loss in fair value of approximately $16.6 million and $21.0 million, respectively, to our interest rate sensitive instruments. The fair values of our investments were determined using third-party pricing services or other market observable data.
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
Multiple TECFIDERA generic entrants are now in the U.S. market, some of which have deeply discounted prices compared to TECFIDERA. The generic competition for TECFIDERA significantly reduced our TECFIDERA revenues during the third quarter of 2020 and is expected to have a substantial negative impact on our TECFIDERA revenues for as long as there is generic competition.
Credit Risk
We are subject to credit risk from our accounts receivable related to our product sales. The majority of our accounts receivable arise from product sales in the U.S. and Europe with concentrations of credit risk limited due to the wide variety of customers and markets using our products as well as their dispersion across many different geographic areas. Our accounts receivable are primarily due from wholesale and other third-party distributors, public hospitals, pharmacies and other government entities. We monitor the financial performance and creditworthiness of our customers so that we can properly assess and respond to changes in their credit profile. We operate in certain countries where weakness in economic conditions, including as a result of the COVID-19 pandemic, can result in extended collection periods. We continue to monitor these conditions, including the volatility associated with international economies and the relevant financial markets, and assess their possible impact on our business. To date, we have not experienced any significant losses with respect to the collection of our accounts receivable.
We believe that our allowance for doubtful accounts was adequate as of September 30, 2020 and December 31, 2019. However, if significant changes occur in the availability of government funding or the reimbursement practices of these or other governments, we may not be able to collect on amounts due to us from customers in such countries and our results of operations could be adversely affected.
Item 4.    Controls and Procedures
Disclosure Controls and Procedures and Internal Control over Financial Reporting
Controls and Procedures
We have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of September 30, 2020. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that (a) the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and (b) such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II — OTHER INFORMATION
Item 1.    Legal Proceedings
For a discussion of legal proceedings as of September 30, 2020, please read Note 19, Litigation, to our condensed consolidated financial statements included in this report, which is incorporated into this item by reference.
Item 1A.    Risk Factors
We are substantially dependent on revenues from our products.
Our revenues depend upon continued sales of our products as well as the financial rights we have in our anti-CD20 therapeutic programs, and, unless we develop, acquire rights to and/or commercialize new products and technologies, we will be substantially dependent on sales from our products and our financial rights in our anti-CD20 therapeutic programs for many years. Additionally, a significant portion of our revenues are concentrated on sales of our products in increasingly competitive markets and in markets affected directly and indirectly by the COVID-19 pandemic. Any of the following negative developments relating to any of our products or any of our anti-CD20 therapeutic programs may adversely affect our revenues and results of operations or could cause a decline in our stock price:
•the introduction or greater acceptance of competing products, including generics, prodrugs, biosimilars and products approved under abbreviated regulatory pathways;
•safety or efficacy issues;
•limitations and additional pressures on product pricing or price increases, including those resulting from governmental or regulatory requirements, increased competition, including from the introduction of generic or biosimilar versions of our products, or changes in, or implementation of, reimbursement policies and practices of payors and other third parties;
•adverse legal, administrative, regulatory or legislative developments;
•our ability to maintain a positive reputation among patients, healthcare providers and others, which may be impacted by our pricing and reimbursement decisions; or
•the inability or reluctance of patients to receive a diagnosis, prescription or administration of our products or a decision to prescribe and administer competitive therapies as a direct or indirect result of the COVID-19 pandemic.
SPINRAZA has been approved by, among others, the FDA, the European Commission and the Japanese Ministry of Health, Labor and Welfare, and is in the early stages of commercial launch in certain markets. In addition to risks associated with new product launches and the other factors described in these Risk Factors, our ability to successfully commercialize SPINRAZA may be adversely affected due to:
•the introduction of a new gene therapy product that was approved in the U.S. in May 2019 and in the E.U. in May 2020 for the treatment of SMA as well as a new oral product for the treatment of SMA that was approved in the U.S. in August 2020 and the launch of other products now in development that may compete with SPINRAZA;
•the delay of SPINRAZA doses due, directly or indirectly, to the COVID-19 pandemic;
•the lack of readiness of healthcare providers within certain SMA markets to treat patients with SMA; or
•our limited marketing experience within certain SMA markets, which may impact our ability to develop additional relationships with the associated medical and scientific community.
If we are unable to obtain and maintain adequate protection for our data, intellectual property and other proprietary rights, our business may be harmed.
Our success, including our long-term viability and growth, depends in part on our ability to obtain and defend patent and other intellectual property rights that are important to the commercialization of our products and product candidates. The degree of patent protection afforded to our products and processes in the U.S. and in other important markets remains uncertain and depends, in part, upon decisions of the patent offices, courts, administrative bodies and lawmakers in these countries. We may fail to successfully obtain or preserve patent protection for the technologies incorporated into our products and processes, or the protection we obtain may not be of sufficient breadth and degree to protect our commercial interests in all countries where we conduct business.
We also rely on regulatory data and market exclusivity for protection of our products. Implementation and enforcement of regulatory exclusivity varies widely from country to country. Failure to qualify for regulatory exclusivity, or failure to obtain or maintain the extent or duration of such protections could affect our decision on whether to market our products in particular countries or could otherwise have an adverse impact on our revenues and results of operations.
In many markets, including the U.S., manufacturers may be allowed to rely on the safety and efficacy data of the innovator's product and not need to conduct clinical trials before marketing a competing version of a product after there is no longer patent or regulatory exclusivity. In such cases, manufacturers often charge significantly lower prices and, a major portion of the company's revenues may be reduced in a short period of time. Furthermore, our products may be determined to infringe patents or other intellectual property rights held by third parties, which could result in financial, legal, business or reputational harm to us.
Litigation, interferences, oppositions, inter partes reviews, administrative challenges or other similar types of proceedings are and may in the future be necessary in some instances to determine the validity and scope of certain of our patents, regulatory exclusivities or other proprietary rights, and in other instances to determine the validity, scope or non-infringement of certain patent rights claimed by third parties to be pertinent to the manufacture, use or sale of our products. We also face challenges to our patent and regulatory protections covering our products and processes by third parties, including manufacturers of generics and biosimilars that may choose to launch or attempt to launch their products before the expiration of our patent or regulatory exclusivity. Litigation, interference, oppositions, inter partes reviews, administrative challenges or other similar types of proceedings are unpredictable and are often protracted, expensive and distracting to management. Negative outcomes of such proceedings adversely affect the validity and scope of our patent or other proprietary rights. Settlements of these proceedings often result in reducing the period of patent and other protections, accelerating reduction in revenue from affected products. Adverse outcomes in intellectual property litigation and proceedings also could hinder our ability to manufacture and market our products, require us to seek a license for the infringed product or technology or result in the assessment of significant monetary damages against us that may exceed amounts, if any, accrued in our financial statements. An adverse determination in a judicial or administrative proceeding or a failure to obtain necessary licenses could prevent us from manufacturing or selling our products. Furthermore, payments under any licenses that we are able to obtain would reduce our profits derived from the covered products and services. Any of these circumstances could result in financial, business or reputational harm to us or could cause a decline or volatility in our stock price.
The ongoing COVID-19 pandemic may, directly or indirectly, adversely affect our business, results of operations and financial condition.
Our business could be materially adversely affected, directly or indirectly, by the widespread outbreak of contagious disease, including the ongoing COVID-19 pandemic, which has spread to many of the countries in which we, our customers, our suppliers and our collaboration partners do business. National, state and local governments in affected regions have implemented and may continue to implement safety precautions, including quarantines, border closures, increased border controls, travel restrictions, shelter in place orders and shutdowns, business closures, cancellations of public gatherings and other measures. We, other organizations and individuals are taking additional steps to avoid or reduce infection, including limiting travel and staying home from work. These measures are disrupting and may disrupt normal business operations both in and outside of affected areas and have significant negative impacts on businesses and financial markets worldwide.
We continue to monitor our operations and applicable government recommendations, and we have made modifications to our normal operations because of the COVID-19 pandemic. In the U.S. and in most other key markets, our office-based employees began working from home in early March 2020, while ensuring essential staffing levels in our operations remained in place, including maintaining key personnel in our laboratories and manufacturing facilities, and many may continue to work remotely for an indefinite period of time. Prolonged remote working arrangements could impact employees’ productivity and morale. Operating requirements may continually change due to the COVID-19 pandemic and we may experience unpredictability in our expenses, employee productivity and employee work culture.
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
Additionally, the risk of cyber-attacks or other privacy or data security incidents may be heightened as a result of our moving increasingly towards a remote working environment. Remote working environments may be less secure and more susceptible to hacking attacks, including phishing and social engineering attempts that seek to exploit the COVID-19 pandemic. An extended period of remote working by our employees could also strain our technology resources and introduce operational risks, including heightened cybersecurity risk.
The extent and severity of the impact of the COVID-19 pandemic on our business and clinical trials will be determined largely by the extent of disruptions in the supply chains for our products and product candidates; disruptions in access by patients to our therapies; and delays in the conduct of current and future clinical trials. For example, our Phase 3 study of BIIB093 for large hemispheric infarction has been delayed as this study involves administration of BIIB093 in an acute hospital setting. In addition, the impact of the COVID-19 pandemic on the operations of the FDA and other health authorities may delay potential approvals of our product candidates. We may also see lower new prescriptions or refills of existing prescriptions due to increased unemployment as a result of the COVID-19 pandemic.
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
We may fail to successfully obtain or preserve patent protection for the technologies incorporated into our product candidates and processes, or the protection we obtain may not be of sufficient breadth and degree to protect our commercial interests in all countries where we conduct business. The degree of patent protection afforded to our product candidates and processes in the U.S. and in other important markets remains uncertain and depends, in part, upon decisions of the patent offices, courts, administrative bodies and lawmakers in these countries. Furthermore, one or more of our competitors may receive patent protection that dominates, blocks or adversely affects our product development or business.
Even if we could successfully develop new products or indications, we may make a strategic decision to discontinue development of a product candidate or indication if, for example, we believe commercialization will be difficult relative to the standard of care or other opportunities in our pipeline.
If we fail to compete effectively, our business and market position would suffer.
The biopharmaceutical industry and the markets in which we operate are intensely competitive. We compete in the marketing and sale of our products, the development of new products and processes, the acquisition of rights to new products with commercial potential and the hiring and retention of personnel. We compete with biotechnology and pharmaceutical companies that have a greater number of products on the market and in the product pipeline, substantially greater financial, marketing, research and development and other resources and other technological or competitive advantages. One or more of our competitors may benefit from significantly greater sales and marketing capabilities, may develop products that are accepted more widely than ours or may receive patent protection that dominates, blocks or adversely affects our product development or business. In addition, as a result of the COVID-19 pandemic, we have suspended the vast majority of our in-person interactions by our customer-facing professionals in healthcare settings, which will limit our ability to market our products and educate physicians, which, in turn, could have an adverse effect on our ability to compete in the marketing and sales of our products. Further, our ability to compete may be impacted by the inability or reluctance of patients to receive a diagnosis, prescription or administration of our products or a decision to prescribe and administer competitive therapies as a direct or indirect result of the COVID-19 pandemic.
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
In the MS market, we face intense competition as the number of products and competitors continues to expand. Due to our significant reliance on sales of our MS products, including TECFIDERA, our business could be harmed if we are unable to successfully compete in the MS market. More specifically, our ability to compete, maintain and grow our share in the MS market may be adversely affected due to a number of factors, including:
•the introduction of more efficacious, safer, less expensive or more convenient alternatives to our MS products, including our own products and products of our collaborators;
•the introduction of generic versions of branded MS products, including our own products, biosimilars, follow-on products, prodrugs or products approved under abbreviated regulatory pathways, which would be significantly less costly than our products to bring to market and would be offered for sale at lower prices, and could result in a significant percentage of the sales of our products being lost to such generic versions of branded MS products, biosimilars, follow-on products, prodrugs or products approved under abbreviated regulatory pathways;
•the off-label use by physicians of therapies indicated for other conditions to treat MS patients;
•patient dynamics, including the size of the patient population and our ability to attract and maintain new and current patients to our therapies;
•damage to physician and patient confidence in any of our MS products, generic or biosimilars of our MS products or any other product from the same class as one of our products, or to our sales and reputation as a result of label changes or adverse experiences or events that may occur with patients treated with our MS products or generic or biosimilars of our MS products;
•inability to obtain appropriate pricing and reimbursement for our MS products compared to our competitors in key international markets; or
•our ability to obtain and maintain patent, data or market exclusivity for our MS products.
In the SMA market, we face competition from a new gene therapy product that was approved in the U.S. in May 2019 and in the E.U. in May 2020 for the treatment of SMA as well as a new oral product for the treatment of SMA that was approved in the U.S. in August 2020. Additionally, we are aware of other products now in development that, if launched, may compete with SPINRAZA. Future sales of SPINRAZA may be adversely affected by the commercialization of competing products. In addition, future sales of SPINRAZA may also be adversely affected by the delay of SPINRAZA doses due, directly or indirectly, to the COVID-19 pandemic.
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
Pricing and reimbursement for our products may be adversely affected by a number of factors, including:

•changes in, and implementation of, federal, state or foreign government regulations or private third-party payors’ reimbursement policies;
•pressure by employers on private health insurance plans to reduce costs;
•consolidation and increasing assertiveness of payors, including managed care organizations, health insurers, pharmacy benefit managers, government health administration authorities, private health insurers and other organizations, seeking price discounts or rebates in connection with the placement of our products on their formularies and, in some cases, the imposition of restrictions on access or coverage of particular drugs or pricing determined based on perceived value; and
•our value-based contracting program pursuant to which we aim to tie the pricing of our products to their clinical values by either aligning price to patient outcomes or adjusting price for patients who discontinue therapy for any reason, including efficacy or tolerability concerns.
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
Drug prices are under significant scrutiny in the markets in which our products are prescribed. We expect drug pricing and other health care costs to continue to be subject to intense political and societal pressures on a global basis. In addition, competition from current and future competitors may negatively impact our ability to maintain pricing and our market share. New products or treatments brought to market by our competitors could cause revenues for our products to decrease due to potential price reductions and lower sales volumes. Additionally, the introduction of generic versions of our products, biosimilars, follow-on products, prodrugs or products approved under abbreviated regulatory pathways, may significantly reduce both the price that we are able to charge for our products and the volume of products we sell.
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
We rely on a number of significant collaborative and other third-party relationships, including joint venture partners, for revenues, and for the development, regulatory approval, commercialization and marketing of certain of our products and product candidates. We also outsource to third parties certain aspects of our regulatory affairs and clinical development relating to our products and product candidates. Reliance on collaborative and other third-party relationships, including joint venture partners, subjects us to a number of risks, including:
•we may be unable to control the resources our collaborators, joint venture partners or third parties devote to our programs, products or product candidates;
•delays and disruptions experienced by our collaborators, joint venture partners or third parties due to the COVID-19 pandemic could adversely impact the ability of such parties to fulfill their obligations, which could affect product sales or the clinical development or regulatory approvals of product candidates under joint control;
•disputes may arise under an agreement, including with respect to the achievement and payment of milestones or ownership of rights to technology developed with our collaborators, joint venture partners or other third parties, and the underlying agreement with our collaborators, joint venture partners or other third parties may fail to provide us with significant protection or may fail to be effectively enforced if the collaborators, joint ventures partners or third parties fail to perform;

•the interests of our collaborators, joint venture partners or third parties may not always be aligned with our interests, and such parties may not pursue regulatory approvals or market a product in the same manner or to the same extent that we would, which could adversely affect our revenues;
•third-party relationships, joint ventures and collaborations often require the parties to cooperate, and failure to do so effectively could adversely affect product sales, or the clinical development or regulatory approvals of product candidates under joint control, could result in termination of the research, development or commercialization of product candidates or could result in litigation or arbitration;
•any failure on the part of our collaborators, joint venture partners or other third parties to comply with applicable laws, regulatory requirements and/or applicable contractual obligations in the marketing, sale and maintenance of the marketing authorization of our products or to fulfill any responsibilities our collaborators, joint venture partners or other third parties may have to protect and enforce any intellectual property rights underlying our products could have an adverse effect on our revenues as well as involve us in possible legal proceedings; and
•any improper conduct or actions on the part of our collaborators, joint venture partners or other third parties could subject us to civil or criminal investigations and monetary and injunctive penalties, impact the accuracy and timing of our financial reporting and/or adversely impact our ability to conduct business, our operating results and our reputation.
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
Conditions and regulations governing the health care industry are subject to change, with possible retroactive effect, including:
•new laws, regulations or judicial decisions, or new interpretations of existing laws, regulations or judicial decisions, related to health care availability, pricing or marketing practices, compliance with wage and hour laws and other employment practices, method of delivery, payment for health care products and services, compliance with health information and data privacy and security laws and regulations, tracking and reporting payments and other transfers of value made to physicians and teaching hospitals, extensive anti-bribery and anti-corruption prohibitions, product serialization and labeling requirements and used product take-back requirements;
•changes in the FDA and foreign regulatory approval processes that may delay or prevent the approval of new products and result in lost market opportunity;
•government shutdowns or relocations may result in delays to the review and approval process, slowing the time necessary for new drug candidates to be reviewed and/or approved, which may adversely affect our business;
•government regulations that may be imposed in response to the COVID-19 pandemic may restrict the movement of our global supply chain, divert hospital resources that are necessary to administer certain of our products and/or delay the review of product candidates;
•requirements that provide for increased transparency of clinical trial results and quality data, such as the European Medicines Agency's clinical transparency policy, which could impact our ability to protect trade secrets and competitively-sensitive information contained in approval applications or could be misinterpreted leading to reputational damage, misperception or legal action, which could harm our business; and
•changes in FDA and foreign regulations that may require additional safety monitoring, labeling changes, restrictions on product distribution or use or other measures after the introduction of our products to market, which could increase our costs of doing business, adversely affect the future permitted uses of approved products or otherwise adversely affect the market for our products.
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
Our sales and operations are subject to the risks of doing business internationally, including:
•the impact of public health epidemics, such as the COVID-19 pandemic, on employees, the global economy and the delivery of healthcare treatments;
•less favorable intellectual property or other applicable laws;

•the introduction or greater acceptance of competing products, including generics, biosimilars, prodrugs and products approved under abbreviated regulatory pathways;
•the inability to obtain necessary foreign regulatory or pricing approvals of products in a timely manner;
•limitations and additional pressures on our ability to obtain and maintain product pricing or receive price increases, including those resulting from governmental or regulatory requirements;
•the inability to successfully complete subsequent or confirmatory clinical trials in countries where our experience is limited;
•longer payment and reimbursement cycles and uncertainties regarding the collectability of accounts receivable;
•fluctuations in foreign currency exchange rates that may adversely impact our revenues, net income and value of certain of our investments;
•difficulties in staffing and managing international operations;
•the imposition of governmental controls;
•diverse data privacy and protection requirements;
•increasingly complex standards for complying with foreign laws and regulations that may differ substantially from country to country and may conflict with corresponding U.S. laws and regulations;
•the far-reaching anti-bribery and anti-corruption legislation in the U.K., including the U.K. Bribery Act 2010, and elsewhere and escalation of investigations and prosecutions pursuant to such laws;
•the effects of the implementation of the U.K.’s departure from the E.U., known as Brexit;
•compliance with complex import and export control laws;
•restrictions on direct investments by foreign entities and trade restrictions;
•greater political or economic instability;
•changes in tax laws; and
•the imposition of tariffs or embargoes and other trade restrictions, including the recent tariffs imposed by the U.S. and China and the possibility of additional tariffs or other trade restrictions relating to trade between the two countries.
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
We believe we currently have sufficient large-scale manufacturing capacity to meet our near-term manufacturing requirements. However, in order to support our future growth and drug development pipeline, we are expanding our large molecule production capacity by building a large-scale biologics manufacturing facility in Solothurn, Switzerland with no assurance that the additional capacity will be required. We expect the Solothurn manufacturing facility to be partially operational during the first half of 2021; however, there can be no assurance that we will be able to meet our expected timeline or that there will not be any direct or indirect delays resulting from the COVID-19 pandemic. We have had delays, and if there are additional delays, in bringing the Solothurn manufacturing facility online, we may not have sufficient large-scale manufacturing capacity to meet our long-term manufacturing requirements.

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
The process of manufacturing our products is complex, highly regulated and subject to numerous risks, including:
•Risks of Reliance on Third Parties and Single Source Providers. We rely on third-party suppliers and manufacturers for many aspects of our manufacturing process for our products and product candidates. In some cases, due to the unique manner in which our products are manufactured, we rely on single source providers of raw materials and manufacturing supplies. These third parties are independent entities subject to their own unique operational and financial risks that are outside of our control, including the impact of the COVID-19 pandemic. These third parties may not perform their obligations in a timely and cost-effective manner or in compliance with applicable regulations, and they may be unable or unwilling to increase production capacity commensurate with demand for our existing or future products. Finding alternative providers could take a significant amount of time and involve significant expense due to the specialized nature of the services and the need to obtain regulatory approval of any significant changes to our suppliers or manufacturing methods. We cannot be certain that we could reach agreement with alternative providers or that the FDA or other regulatory authorities would approve our use of such alternatives.
•Risks Relating to Compliance with current Good Manufacturing Practices (cGMP). We and our third-party providers are generally required to maintain compliance with cGMP and other stringent requirements and are subject to inspections by the FDA and comparable agencies in other jurisdictions to confirm such compliance. Any delay, interruption or other issues that arise in the manufacture, fill-finish, packaging or storage of our products as a result of a failure of our facilities or the facilities or operations of third parties to pass any regulatory agency inspection could significantly impair our ability to develop and commercialize our products. Significant noncompliance could also result in the imposition of monetary penalties or other civil or criminal sanctions and damage our reputation.
•Global Bulk Supply Risks. We rely on our principal manufacturing facilities for the production of drug substance for our large molecule products and product candidates. Our global bulk supply of these products and product candidates depends on the uninterrupted and efficient operation of these facilities, which could be adversely affected by equipment failures, labor shortages, public health epidemics, natural disasters, power failures, cyber-attacks and numerous other factors. In addition, we are building a large-scale biologics manufacturing facility in Solothurn, Switzerland, which we expect to be partially operational during the first half of 2021. However, there can be no assurance that we will be able to meet our expected timeline or that there will not be any direct or indirect delays resulting from the COVID-19 pandemic. We have had delays, and if there are additional delays, in bringing the Solothurn manufacturing facility online, we may not have sufficient large-scale manufacturing capacity to meet our long-term manufacturing requirements.
•Risk of Product Loss. The manufacturing process for our products is extremely susceptible to product loss due to contamination, oxidation, equipment failure or improper installation or operation of equipment or vendor or operator error. Even minor deviations from normal manufacturing processes could result in reduced production yields, product defects and other supply disruptions. If microbial, viral or other contaminations are discovered in our products or manufacturing facilities, we may need to close our manufacturing facilities for an extended period of time to investigate and remediate the contaminant.
•Risk Relating to Government Actions. We and/or our third-party providers may be required by the U.S. federal government to manufacture medical supplies needed to treat COVID-19 patients under the Defense Production Act or other acts or orders of government entities, which may result in delays in the manufacturing and supply of our products.
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
Our success in commercializing biosimilars developed by Samsung Bioepis is subject to a number of risks, including:
•Reliance on Third Parties. We are dependent on the efforts of Samsung Bioepis and other third parties over whom we have limited or no control in the development and manufacturing of biosimilars products. In addition, following the divestiture of our Hillerød, Denmark manufacturing operations, we are dependent on FUJIFILM for the manufacture of biosimilar products. If Samsung Bioepis, FUJIFILM or other third parties fail to perform successfully, we may not realize the anticipated benefits of our investment in Samsung Bioepis;
•Regulatory Compliance. Biosimilar products may face regulatory hurdles or delays due to the evolving and uncertain regulatory and commercial pathway of biosimilars products in certain jurisdictions;
•Intellectual Property and Regulatory Challenges. Biosimilar products may face extensive patent clearances, patent infringement litigation, injunctions or regulatory challenges, which could prevent the commercial launch of a product or delay it for many years or result in imposition of monetary damages, penalties or other civil sanctions and damage our reputation;
•Failure to Gain Market and Patient Acceptance. Market success of biosimilar products will be adversely affected if patients, physicians and/or payors do not accept biosimilar products as safe and efficacious products offering a more competitive price or other benefit over existing therapies;
•Ability to Provide Adequate Supply. Manufacturing biosimilars is complex. If we encounter any manufacturing or supply chain difficulties, including as a result of the COVID-19 pandemic, we may be unable to meet higher than anticipated demand. In addition, following the divestiture of our Hillerød, Denmark manufacturing operations, we are dependent on FUJIFILM for the manufacture of biosimilar products. FUJIFILM may not perform their obligations in a timely and cost-effective manner or in compliance with applicable regulations and may be unable or unwilling to increase production capacity commensurate with demand for our existing or future biosimilar products;
•Competitive Challenges. Biosimilar products face significant competition, including from innovator products and from biosimilar products offered by other companies. In some jurisdictions, local tendering processes may restrict biosimilar products from being marketed and sold in those jurisdictions. The number of competitors in a jurisdiction, the timing of approval and the ability to market biosimilar products successfully in a timely and cost-effective manner are additional factors that may impact our success and/or the success of Samsung Bioepis in this business area. In addition, as a result of the COVID-19 pandemic, we have suspended the vast majority of our in-person interactions by our customer-facing professionals in healthcare settings, which will limit our ability to market our products and educate physicians, which, in turn, could have an adverse effect on our ability to compete in the marketing and sales of our products; and
•Legal and Regulatory Requirements. Any improper conduct or actions on the part of Samsung Bioepis or our joint venture partner, Samsung BioLogics, could damage our reputation and be distracting to management. In particular, Samsung BioLogics is currently subject to an ongoing criminal investigation that may impact the operations of Samsung Bioepis and its business or divert the attention of the Samsung Bioepis management team from its ongoing operations and business.
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
Our quarterly revenues, expenses and net income (loss) have fluctuated in the past and are likely to fluctuate significantly in the future due to the risks described in these Risk Factors as well as the timing of charges and expenses that we may take. We have recorded, or may be required to record, charges that include:
•the cost of restructurings or other initiatives to streamline our operations and reallocate resources;
•impairments with respect to investments, fixed assets and long-lived assets, including IPR&D and other intangible assets;
•inventory write-downs for failed quality specifications, charges for excess or obsolete inventory and charges for inventory write downs relating to product suspensions, expirations or recalls;
•changes in the fair value of contingent consideration;
•bad debt expenses and increased bad debt reserves;
•outcomes of litigation and other legal or administrative proceedings, regulatory matters and tax matters;
•milestone payments under license and collaboration agreements;
•payments in connection with acquisitions, divestitures and other business development activities;
•failure to meet certain contractual commitments, including, for example, the minimum batch production commitment guarantees we provided as part of the transaction with FUJIFILM; and
•the impact of public health epidemics, such as the COVID-19 pandemic, on employees, the global economy and the delivery of healthcare treatments.
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
From time to time our Board of Directors authorizes share repurchase programs, including our 2020 Share Repurchase Program. The amount and timing of share repurchases are subject to capital availability and our determination that share repurchases are in the best interest of our shareholders and are in compliance with all respective laws and our agreements applicable to the repurchase of shares. Our ability to repurchase shares will depend upon, among other factors, our cash balances and potential future capital requirements for strategic transactions, our results of operations, our financial condition and other factors beyond our control that we may deem relevant. A reduction in repurchases under, or the completion of, our 2020 Share Repurchase Program could have a negative effect on our stock price. We can provide no assurance that we will repurchase shares at favorable prices, if at all.
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
Our indebtedness, together with our significant contingent liabilities, including milestone and royalty payment obligations, could have important consequences to our business; for example, such obligations could:
•increase our vulnerability to general adverse economic and industry conditions;
•limit our ability to access capital markets and incur additional debt in the future;
•require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow for other purposes, including business development efforts, research and development and mergers and acquisitions; and
•limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate, thereby placing us at a competitive disadvantage compared to our competitors that have less debt.
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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table summarizes our common stock repurchase activity under our December 2019 Share Repurchase Program during the third quarter of 2020:

Period	Total Number of Shares Purchased (#)	Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Programs (#)	Approximate Dollar Value of Shares That May Yet Be Purchased Under Our Programs ($ in millions)
July 2020	—	$—	—	$1,250.0
August 2020	2,025,000	$283.69	2,025,000	$675.5
September 2020	2,458,413	$274.78	2,458,413	$—
Total	4,483,413	$278.81
In October 2020 our Board of Directors authorized our 2020 Share Repurchase Program, which is a program to repurchase up to $5.0 billion of our common stock. Our 2020 Share Repurchase Program does not have an expiration date. All share repurchases under our 2020 Share Repurchase Program will be retired.
In December 2019 our Board of Directors authorized our December 2019 Share Repurchase Program, which was a program to repurchase up to $5.0 billion of our common stock that was completed as of September 30, 2020. All shares repurchased under our December 2019 Share Repurchase Program were retired. Under our December 2019 Share Repurchase Program, we repurchased and retired approximately 4.5 million and 16.7 million shares of our common stock at a cost of approximately $1.3 billion and $5.0 billion during the three and nine months ended September 30, 2020, respectively.
In March 2019 our Board of Directors authorized our March 2019 Share Repurchase Program, which was a program to repurchase up to $5.0 billion of our common stock that was completed as of March 31, 2020. All shares repurchased under our March 2019 Share Repurchase Program were retired. Under our March 2019 Share Repurchase Program, we repurchased and retired approximately 4.1 million shares of our common stock at a cost of approximately $1.3 billion during the nine months ended September 30, 2020.

Item 6.    Exhibits
The exhibits listed below are filed or furnished as part of this Quarterly Report on Form 10-Q.
EXHIBIT INDEX

Exhibit Number	Description of Exhibit
10.1*+	Biogen Inc. Executive Severance Policy - U.S. Executive Vice President, as amended effective July 13, 2020.

10.2*+	Letter regarding employment arrangement of Michael McDonnell dated July 16, 2020.

10.3*+	Separation Agreement between Biogen Inc. and Jeffrey Capello dated July 16, 2020.

31.1+	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1++	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101++	The following materials from Biogen Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Equity and (vi) Notes to Condensed Consolidated Financial Statements.

104++	The cover page from this Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline XBRL.

*    Management contract or compensatory plan or arrangement

+    Filed herewith

++    Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOGEN INC.

/s/ Michael R. McDonnell
Michael R. McDonnell
Executive Vice President and
Chief Financial Officer
(principal financial officer)
October 21, 2020