Form 10-K
period 2020-12-31
BIOGEN INC.
filed 2021-02-03
CIK 875045

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020

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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☒        No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐        No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒       No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ☒        No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. ☒

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐       No ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) computed by reference to the price at which the common stock was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $42,102,640,463.
As of February 2, 2021, the registrant had 152,335,731 shares of common stock, $0.0005 par value, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement for our 2021 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

BIOGEN INC.
ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2020

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
•the potential impact of increased product competition in the markets in which we compete, including increased competition from new originator therapies, generics, prodrugs and biosimilars of existing products and products approved under abbreviated regulatory pathways, including generic or biosimilar versions of our products;
•patent terms, patent term extensions, patent office actions and expected availability and period of regulatory exclusivity;
•our plans and investments in our core and emerging growth areas as well as implementation of our corporate strategy;
•the drivers for growing our business, including our plans and intention to commit resources relating to discovery, research and development programs and business development opportunities as well as the potential benefits and results of certain business development transactions;
•the expectations, development plans and anticipated timelines, including costs and timing of potential clinical trials, filings and approvals, of our products, drug candidates and pipeline programs, including collaborations with third-parties, as well as the potential therapeutic scope of the development and commercialization of our and our collaborators’ pipeline products;
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
•the direct and indirect impact of the COVID-19 pandemic on our business and operations, including sales, expenses, supply chain, manufacturing, cyber-attacks or other privacy or data security incidents, research and development costs, clinical trials and employees;
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
NOTE REGARDING TRADEMARKS
AVONEX®, PLEGRIDY®, RITUXAN®, RITUXAN HYCELA®, SPINRAZA®, TECFIDERA®, TYSABRI®, VUMERITY® and ZINBRYTA® are registered trademarks of Biogen.
BENEPALI™, FLIXABI™, FUMADERM™, IMRALDI™ and Healthy Climate, Healthy Lives™ are trademarks of Biogen.
ENBREL®, EYLEA®, FAMPYRA™, GAZYVA®, HUMIRA®, LUCENTIS®, OCREVUS®, REMICADE® and other trademarks referenced in this report are the property of their respective owners.

PART I
Item 1.     Business
Overview
Biogen is a global biopharmaceutical company focused on discovering, developing and delivering worldwide innovative therapies for people living with serious neurological and neurodegenerative diseases as well as related therapeutic adjacencies. Our core growth areas include multiple sclerosis (MS) and neuroimmunology; Alzheimer’s disease and dementia; neuromuscular disorders, including spinal muscular atrophy (SMA) and amyotrophic lateral sclerosis (ALS); movement disorders, including Parkinson's disease; ophthalmology; and neuropsychiatry. We are also focused on discovering, developing and delivering worldwide innovative therapies in our emerging growth areas of immunology; acute neurology; and neuropathic pain. In addition, we commercialize biosimilars of advanced biologics. We support our drug discovery and development efforts through the commitment of significant resources to discovery, research and development programs and business development opportunities.
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
For over two decades we have led in the research and development of new therapies to treat MS, resulting in our leading portfolio of MS treatments. Now our research is focused on developing next generation treatments for MS. We introduced the first approved treatment for SMA and are continuing to pursue research and development for potential advancements in the treatment of SMA. We are also applying our scientific expertise to solve some of the most challenging and complex diseases, including Alzheimer's disease, ALS, Parkinson's disease, choroideremia (CHM), major depressive disorder, postpartum depression, X-linked retinitis pigmentosa (XLRP), systemic lupus erythematosus (SLE), cutaneous lupus erythematosus (CLE), cognitive impairment associated with schizophrenia (CIAS), stroke and neuropathic pain.
Our innovative drug development and commercialization activities are complemented by our biosimilar business that expands access to medicines and reduces the cost burden for healthcare systems. Through our agreements with Samsung Bioepis Co., Ltd. (Samsung Bioepis), our joint venture with Samsung BioLogics Co., Ltd. (Samsung BioLogics), we market and sell BENEPALI, an etanercept biosimilar referencing ENBREL, IMRALDI, an adalimumab biosimilar referencing HUMIRA, and FLIXABI, an infliximab biosimilar referencing REMICADE, in certain countries in Europe and have an option to acquire exclusive rights to commercialize these products in China. Additionally, we have exclusive rights to commercialize two potential ophthalmology biosimilar products, SB11, a proposed ranibizumab biosimilar referencing LUCENTIS, and SB15, a proposed aflibercept biosimilar referencing EYLEA, in major markets worldwide, including the U.S., Canada, Europe, Japan and Australia. For additional information on our collaboration arrangements with Samsung Bioepis, please read Note 18, Collaborative and Other Relationships, to our consolidated financial statements included in this report.

Key Business Developments
The following is a summary of key developments affecting our business since the beginning of 2020.
For additional information on our acquisitions, collaborative and other relationships discussed below, please read Note 2, Acquisitions, Note 18, Collaborative and Other Relationships, and Note 19, Investments in Variable Interest Entities, to our consolidated financial statements included in this report.
Acquisitions, Collaborative and Other Relationships
BIIB118 Acquisition
In March 2020 we acquired BIIB118 (CK1 inhibitor), a novel CNS-penetrant small molecule inhibitor of casein kinase 1, for the potential treatment of patients with behavioral and neurological symptoms across various psychiatric and neurological diseases from Pfizer Inc. (Pfizer). We are developing BIIB118 for the potential treatment of irregular sleep wake rhythm disorder (ISWRD) in Parkinson’s disease and plan to develop BIIB118 for the potential treatment of sundowning in Alzheimer's disease.
Sangamo Therapeutics, Inc.
In April 2020 we closed a collaboration and license agreement with Sangamo Therapeutics, Inc. (Sangamo) to develop and commercialize ST-501 for tauopathies, including Alzheimer’s disease; ST-502 for synucleinopathies, including, Parkinson’s disease; a third neuromuscular disease target; and up to nine additional neurological disease targets to be identified and selected within a five-year period. The companies are leveraging Sangamo's proprietary zinc finger protein technology delivered via adeno-associated virus to modulate the expression of key genes involved in neurological diseases. In connection with the closing of this transaction, we purchased $225.0 million of Sangamo common stock, or approximately 24 million shares at approximately $9.21 per share.
Denali Therapeutics Inc.
In October 2020 we closed a collaboration and license agreement with Denali Therapeutics Inc. (Denali) to co-develop and co-commercialize Denali’s small molecule inhibitors of leucine-rich repeat kinase 2 (LRRK2) for Parkinson’s disease. In addition to the LRRK2 program, we also have an exclusive option to license two preclinical programs from Denali’s Transport Vehicle platform, including its Antibody Transport Vehicle (ATV): ATV enabled anti-amyloid beta (Abeta) program and a second program utilizing its Transport Vehicle technology. Further, we have a right of first negotiation on two additional Transport Vehicle-enabled therapeutics, should Denali decide to seek a collaboration for such programs. As part of this collaboration we purchased approximately $465.0 million of Denali common stock in September 2020, or approximately 13 million shares at approximately $34.94 per share.
Sage Therapeutics, Inc.
In December 2020 we closed a global collaboration and license agreement with Sage Therapeutics, Inc. (Sage) to jointly develop and commercialize zuranolone (SAGE-217) for the potential treatment of major depressive disorder, postpartum depression and other psychiatric disorders and SAGE-324 for the potential treatment of essential tremor and other neurological disorders. In connection with the closing of this transaction we purchased $650.0 million of Sage common stock, or approximately 6.2 million shares at approximately $104.14 per share.
Other Key Developments
Aducanumab (Aβ mAb)
In July 2020 we completed the submission of a Biologics License Application (BLA) to the U.S. Food and Drug Administration (FDA) for the approval of aducanumab, an anti-amyloid beta antibody candidate for the potential treatment of Alzheimer's disease that we are developing in collaboration with Eisai Co., Ltd. (Eisai). In August 2020 the FDA accepted the BLA and granted Priority Review with a Prescription Drug User Fee Act (PDUFA) action date on March 7, 2021.
In November 2020 the FDA held a virtual meeting of the Peripheral and Central Nervous System Drugs Advisory Committee (the Advisory Committee) to review data supporting the BLA for aducanumab and to vote on questions presented at the meeting. A majority of the Advisory Committee members voted against each of the questions presented at the meeting.
In January 2021 the FDA extended the review period for the BLA for aducanumab by three months. The updated PDUFA action date is June 7, 2021. As part of the ongoing review, we submitted a response to an information request by the FDA, including additional analyses and clinical data, which the FDA considered a Major Amendment to the application that will require additional time for review.

In October 2020 the European Medicines Agency (EMA) accepted for review the Marketing Authorization Application (MAA) for aducanumab.
In December 2020 the Ministry of Health, Labor and Welfare accepted for review the Japanese New Drug Application for aducanumab.
SB11 (referencing LUCENTIS)
In October 2020 the EMA accepted for review the MAA for SB11 and in November 2020 the FDA accepted the BLA for SB11. We have exclusive rights to commercialize SB11 in major markets worldwide, including the U.S., Canada, Europe, Japan and Australia, pursuant to our 2019 agreement with Samsung Bioepis.
2020 Share Repurchase Programs
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
Management Changes
In July 2020 we announced the appointment of Michael R. McDonnell as Executive Vice President and Chief Financial Officer.
For additional information on our executive officers, please read the subsection entitled "Information about our Executive Officers" included in this report.
Product and Pipeline Developments
Core Growth Areas
Multiple Sclerosis and Neuroimmunology
TYSABRI (natalizumab)
•In March 2020 we made a regulatory submission to the EMA for a subcutaneous (SC) formulation of TYSABRI (natalizumab). In June 2020 we submitted a Supplemental Biologics License Application for a SC formulation of natalizumab to the FDA. The filings are supported by data from the DELIVER and REFINE studies, which demonstrated that natalizumab 300 mg SC every 4 weeks (Q4W) was comparable to standard 300 mg intravenous Q4W dosing with respect to clinical and magnetic resonance imaging (MRI) efficacy, pharmacokinetics/pharmacodynamics, immunogenicity and safety.
•In May 2020, through the 2020 American Academy of Neurology (AAN) Science Highlights virtual platform, an analysis of TYSABRI contributed to data demonstrating the reduced risk of progressive multifocal leukoencephalopathy (PML) through extended interval dosing (approximately every six weeks) as compared to the currently approved Q4W dosing.
•In September 2020, at MSVirtual2020, the eighth joint meeting of the Americas Committee for Treatment and Research in Multiple Sclerosis and the European Committee for Treatment and Research in Multiple Sclerosis (ACTRIMS-ECTRIMS), we presented new real-world MRI data suggesting that the effectiveness of extended interval dosing of TYSABRI is similar to the approved Q4W dosing.
VUMERITY (diroximel fumarate; DRF)
•In May 2020, through the 2020 AAN Science Highlights virtual platform, we announced new data that support VUMERITY as an important oral treatment option in RMS.
•In September 2020, at MSVirtual2020, the eighth joint meeting of ACTRIMS-ECTRIMS, we presented new data further defining the effectiveness and safety profile of VUMERITY.
•In November 2020 we submitted a MAA for VUMERITY to the EMA.

PLEGRIDY (peginterferon beta-1a)
•In December 2020 the European Commission (EC) approved a new intramuscular (IM) injection route of administration for PLEGRIDY for the treatment of relapsing-remitting MS (RRMS).
•In January 2021 the FDA approved a new IM injection route of administration for PLEGRIDY for the treatment of RRMS.
Alzheimer's Disease and Dementia
Aducanumab (Aβ mAb)
•In March 2020 the first patient was dosed in the aducanumab re-dosing study, EMBARK, which is a global re-dosing clinical study designed to evaluate aducanumab in eligible Alzheimer’s disease patients who were actively enrolled in aducanumab studies (PRIME, EVOLVE, EMERGE and ENGAGE) in March 2019.
•In November 2020 we presented on the study design of the ongoing EMBARK re-dosing study of aducanumab at the 2020 Clinical Trials on Alzheimer's Disease digital conference.
BAN2401 (lecanemab)
•In September 2020 the first patient was dosed in the Phase 3 AHEAD 3-45 clinical study of BAN2401, an anti-amyloid beta antibody, in individuals with preclinical Alzheimer’s disease who have intermediate or elevated levels of amyloid in their brains. We are collaborating with Eisai on the development of BAN2401.
Neuromuscular Disorders
SPINRAZA (nusinersen)
•In March 2020 the first patient was dosed in the global DEVOTE study, which is evaluating the safety, tolerability and potential for even greater efficacy of SPINRAZA when administered at a higher dose than currently approved for the treatment of SMA.
•In March 2020 a study on the efficacy and safety of SPINRAZA in teen and adult patients was published in Lancet Neurology, showing clinically meaningful improvements in motor function in a real-world cohort. This study included 139 teens and adults with later-onset SMA (age 16-65 years) from 10 neuromuscular treatment centers in Germany. Patients were followed for 6-14 months and experienced statistically significant increases in HFMSE (Hammersmith Functional Motor Scale Expanded) scores compared to baseline at 6 months, 10 months and 14 months. Clinically meaningful improvements (≥3 points increase) in HFMSE scores were seen in 28% of patients at 6 months, 35% of patients at 10 months and 40% of patients at 14 months. The most frequent adverse events were headache, back pain and nausea.
•In June 2020 we announced new results from NURTURE, the longest study of presymptomatic patients with SMA. In infants genetically diagnosed with SMA, new data demonstrated that early and sustained treatment with SPINRAZA for up to 4.8 years enabled unprecedented survival. Patients continued to maintain and make progressive gains in motor function compared to the natural course of the disease. These results were presented at the virtual Cure SMA Research & Clinical Care Meeting.
•In May 2020, through the 2020 AAN Science Highlights virtual platform, we announced additional data from the SPINRAZA clinical development program that further demonstrated the sustained efficacy and longer-term safety of SPINRAZA in a broad range of patients with SMA. The SHINE open-label extension study (NCT02594124) has enrolled 292 patients (infants through teenagers) from 5 previous SPINRAZA clinical studies, including ENDEAR. New findings from the SHINE study show that treatment with SPINRAZA resulted in motor function improvement or disease stabilization in toddlers, children and young adults who were treated continuously, some for up to six and a half years.
BIIB067 (tofersen) - ALS
•In July 2020 positive results from a Phase 1/2 study of tofersen for the potential treatment of superoxide dismutase 1 (SOD1) ALS were published in The New England Journal of Medicine. Final Phase 1/2 study results demonstrated proof-of-concept and proof-of-biology of tofersen.

BIIB105 (ataxin-2 ASO) - ALS
•In September 2020 the first patient in a Phase 1 study of BIIB105, an antisense oligonucleotide (ASO) targeting ataxin-2 in ALS, was dosed.
Movement Disorders
BIIB101 (ION464) - Multiple System Atrophy
•In July 2020 the first patient in the Phase 1 study of BIIB101, an ASO targeting alpha synuclein in multiple system atrophy, was dosed.
Emerging Growth Areas
Immunology
Dapirolizumab Pegol (anti-CD40L) - SLE
•In August 2020 the first patient was dosed in the Phase 3 program for dapirolizumab pegol in patients with active SLE despite being treated by standard of care therapies. Dapirolizumab pegol is being developed in collaboration with UCB Pharma S.A.
BIIB059 (anti-BDCA2) - CLE/SLE
•In June 2020 we shared positive data from the 16-week CLE portion of the Phase 2 LILAC study. The study evaluated the efficacy and safety of BIIB059, a fully humanized IgG1 monoclonal antibody (mAb) targeting blood dendritic cell antigen 2 (BDCA2) expressed on plasmacytoid dendritic cells (pDCs). The data were presented at the European E-Congress of Rheumatology (EULAR).
•In November 2020 we shared positive data from the 24-week SLE portion of the Phase 2 LILAC study (part A) demonstrating that BIIB059 was associated with a statistically significant reduction in total active joint count. These data, along with the previously reported findings from the CLE portion of the LILAC study, were presented at the American College of Rheumatology’s virtual ACR Convergence 2020.
Biosimilars
Samsung Bioepis - Biogen's Joint Venture with Samsung BioLogics
•In May 2020 Samsung Bioepis announced that the primary endpoints were met in the randomized, double-masked, Phase 3 trial comparing the efficacy, safety and immunogenicity of SB11 to the reference product (LUCENTIS). Ranibizumab is an anti-VEGF (vascular endothelial growth factor) for retinal vascular disorders, which are a leading cause of blindness.
•In June 2020 Samsung Bioepis initiated a Phase 3 study for SB15, a proposed aflibercept biosimilar referencing EYLEA. EYLEA is widely used to treat ophthalmologic conditions such as neovascular (wet) age-related macular degeneration, macular edema following retinal vein occlusion, diabetic macular edema (DME) and diabetic retinopathy in patients with DME.
Discontinued Programs
•In March 2020 we announced that the Phase 2 OPUS study investigating natalizumab as an adjunctive therapy in adults with drug-resistant focal epilepsy did not meet its primary endpoint. Safety data were in-line with the known safety profile of natalizumab. Based on these results, we discontinued development of natalizumab in drug-resistant focal epilepsy.
•In October 2020 we announced that the Phase 2 AFFINITY study of opicinumab (anti-LINGO) in MS did not meet its primary or secondary endpoints. Based on these results, we discontinued development of opicinumab.
•In February 2021 we announced that the Phase 2 SPARK study of BIIB054 (cinpanemab) in Parkinson's disease did not meet its primary or secondary endpoints. Based on these results, we discontinued development of BIIB054.

Marketed Products
The following graph shows our revenues by product and revenues from anti-CD20 therapeutic programs for the years ended December 31, 2020, 2019 and 2018.

Product and Anti-CD20 Therapeutic Program Revenues
$ Revenue (in millions)
$12,670.0
$1,977.8
$911.1
$2,052.1
$1,946.1
$1,877.5
$3,905.4
$13,670.2
$2,290.4
$856.1
$2,097.0
$1,892.2
$2,101.8
$4,432.7
$12,867.0
$1,980.2
$661.5
$1,724.2
$1,864.0
$2,363.0
$4,274.1
2020
2019
2018
Fumarate(1)
Interferon(2)
TYSABRI
SPINRAZA
Other(3)
Anti-CD20 therapeutic programs(4)

(1) Fumarate includes TECFIDERA and VUMERITY. VUMERITY became commercially available in the U.S. in November 2019.
(2) Interferon includes AVONEX and PLEGRIDY.
(3) For 2020, 2019 and 2018 other includes FAMPYRA, FUMADERM, BENEPALI, IMRALDI and FLIXABI. For 2020 and 2019 other also includes VUMERITY, which became commercially available in the U.S. in November 2019. For 2018 other also includes ZINBRYTA, which was voluntary withdrawn from the market in March 2018.
(4) Anti-CD20 therapeutic programs include RITUXAN, RITUXAN HYCELA, GAZYVA and OCREVUS.
Product sales for TECFIDERA, AVONEX, TYSABRI and SPINRAZA each accounted for more than 10.0% of our total revenues for the years ended December 31, 2020, 2019 and 2018. For additional financial information about our product and other revenues and geographic areas where we operate, please read Note 4, Revenues, and Note 24, Segment Information, to our consolidated financial statements included in this report and Item 6. Selected Financial Data and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report. A discussion of the risks attendant to our operations is set forth in Item 1A. Risk Factors included in this report.
Multiple Sclerosis and Neuroimmunology
We develop, manufacture and market a number of products designed to treat patients with MS. MS is a progressive neurological disease in which the body loses the ability to transmit messages along nerve cells, leading to a loss of muscle control, paralysis and, in some cases, death. Patients with active RMS experience an uneven pattern of disease progression characterized by periods of stability that are interrupted by flare-ups of the disease after which the patient may return to a lower baseline of functioning.

The MS products we market and our major markets are as follows:

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

Our SMA product and major markets are as follows:

Product	Indication	Collaborator	Major Markets

	SMA	Ionis Pharmaceuticals Inc. (Ionis)	U.S. Brazil Canada France Germany Italy Japan Spain Turkey
For additional information on our collaboration arrangements with Ionis, please read Note 18, Collaborative and Other Relationships, to our consolidated financial statements included in this report.
Biosimilars
Biosimilars are a group of biologic medicines that are similar to currently available biologic therapies developed by companies known as "originators". Under our agreements with Samsung Bioepis, we commercialize three anti-tumor necrosis factor (TNF) biosimilars in certain countries in Europe: BENEPALI, an etanercept biosimilar referencing ENBREL, IMRALDI, an adalimumab biosimilar referencing HUMIRA, and FLIXABI, an infliximab biosimilar referencing REMICADE. We also have an option to acquire exclusive rights to commercialize BENEPALI, IMRALDI and FLIXABI in China. Additionally, we have exclusive rights to commercialize two potential ophthalmology biosimilar products, SB11, a proposed ranibizumab biosimilar referencing LUCENTIS, and SB15, a proposed aflibercept biosimilar referencing EYLEA, in major markets worldwide, including the U.S., Canada, Europe, Japan and Australia.
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
We believe all healthcare stakeholders have a shared responsibility to ensure patients have equitable access to new, innovative medicines. We regularly review our pricing strategy and prioritize patient access to our therapies. We have a value-based contracting program designed to align the price of our therapies to the value our therapies deliver to patients. We also work with regulators, clinical researchers, ethicists, physicians and patient advocacy organizations and communities, among others, to determine how best to address requests for access to our investigational therapies in a manner that is consistent with our patient-focused values and compliant with regulatory standards and protocols. In appropriate situations, patients may have access to investigational therapies through Early Access Programs, single patient access or emergency use based on humanitarian or compassionate grounds.
Marketing and Distribution
Sales Force and Marketing
We promote our marketed products worldwide, including in the U.S., Europe and Japan, primarily through our own sales forces and marketing groups. In some countries, particularly in areas where we continue to expand into new geographic areas, we partner with third parties.
We and Eisai co-promote AVONEX, TYSABRI and TECFIDERA in Japan in certain settings.
RITUXAN, RITUXAN HYCELA, GAZYVA and OCREVUS are marketed by the Roche Group and its sublicensees.
We commercialize BENEPALI, IMRALDI and FLIXABI pursuant to our agreement with Samsung Bioepis in certain countries in Europe.
We focus our sales and marketing efforts on specialist physicians in private practice or at major medical centers. We use customary industry practices to market our products and to educate physicians, such as sales representatives calling on individual physicians, advertisements, professional symposia, direct mail, public relations and other methods.
Distribution Arrangements
We distribute our products in the U.S. principally through wholesale and specialty distributors of pharmaceutical products and specialty pharmacies, mail order specialty distributors or shipping service providers. In other countries, the distribution of our products varies from country to country, including through wholesale distributors of pharmaceutical products and third-party distribution partners who are responsible for most marketing and distribution activities.
Eisai distributes AVONEX, TYSABRI, TECFIDERA and PLEGRIDY in India and other Asia-Pacific markets, excluding China.
RITUXAN, RITUXAN HYCELA, GAZYVA and OCREVUS are distributed by the Roche Group and its sublicensees.
We distribute BENEPALI, IMRALDI and FLIXABI in certain countries in Europe and have an option to acquire exclusive rights to distribute these products in China.
Our product sales to two wholesale distributors each accounted for more than 10.0% of our total revenues for the years ended December 31, 2020, 2019 and 2018, and on a combined basis, accounted for approximately 45.8%, 47.0% and 50.0% of our gross product revenues for the years ended December 31, 2020, 2019 and 2018, respectively. For additional information, please read Note 4, Revenues, to our consolidated financial statements included in this report.
Patents and Other Proprietary Rights
Patents are important to obtaining and protecting exclusive rights in our products and product candidates. We regularly seek patent protection in the U.S. and in selected countries outside the U.S. for inventions originating from our research and development efforts and those we license or acquire. In addition, we license rights to various patents and patent applications.
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
Regulatory exclusivity, which may consist of regulatory data protection and market protection, also can provide meaningful protection for our products. Regulatory data protection provides to the holder of a drug or biologic marketing authorization, for a set period of time, the exclusive use of the proprietary pre-clinical and clinical data that it created at significant cost and submitted to the applicable regulatory authority to obtain approval of its product. After the period of exclusive use, third parties are permitted to reference such data in abbreviated applications for approval and to market (subject to any applicable market protection) their generic drugs and biosimilars. Market protection provides the holder of a drug or biologic marketing authorization the exclusive right to commercialize its product for a period of time, thereby preventing the commercialization of another product containing the same active ingredient(s) during that period. Although the World Trade Organization's agreement on trade-related aspects of intellectual property rights (TRIPS) requires signatory countries to provide regulatory exclusivity to innovative pharmaceutical products, implementation and enforcement varies widely from country to country.
We also rely upon other forms of unpatented confidential information to remain competitive. We protect such information principally through refraining from public disclosure and confidentiality agreements with our employees, consultants, outside scientific collaborators, scientists whose research we sponsor and other advisers. In the case of our employees, these agreements also provide, in compliance with relevant law, that inventions and other intellectual property conceived by such employees during their employment are our exclusive property.
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

Product	Territory	Patent No.	General Subject Matter	Patent Expiration(1)
TECFIDERA	U.S.	8,399,514	Methods of treatment	2028(2)
	Europe	1131065	Formulations of dialkyl fumarates and their use for treating autoimmune diseases	2024(3)
	Europe	2137537	Methods of use	2028(4)
PLEGRIDY	U.S.	7,446,173	Polymer conjugates of interferon beta-1a	2022
	U.S.	8,524,660	Methods of treatment	2023
	U.S.	8,017,733	Polymer conjugates of interferon beta-1a	2027
	Europe	1656952	Polymer conjugates of interferon-beta-1a and uses thereof	2024(5)
	Europe	1476181	Polymer conjugates of interferon-beta-1a and uses thereof	2023(6)
TYSABRI	U.S.	7,807,167	Methods of treatment	2023
	U.S.	9,493,567	Methods of treatment	2027
	Europe	1485127	Methods of use	2023(2)
	Europe	2676967	Methods of use	2027
FAMPYRA	Europe	1732548	Sustained-release aminopyridine compositions for increasing walking speed in patients with MS	2025(7)
	Europe	2377536	Sustained-release aminopyridine compositions for treating MS	2025(8)
VUMERITY	U.S.	8,669,281	Compounds and pharmaceutical compositions	2033
	U.S.	9,090,558	Methods of treatment	2033
	U.S.	10,080,733	Crystalline forms, pharmaceutical compositions and methods of treatment	2033
SPINRAZA	U.S.	7,101,993	Oligonucleotides containing 2’-O-modified purines	2023
	U.S.	7,838,657	SMA treatment via targeting of SMN2 splice site inhibitory sequences	2027
	U.S.	8,110,560	SMA treatment via targeting of SMN2 splice site inhibitory sequences	2025
	U.S.	8,361,977	Compositions and methods for modulation of SMN2 splicing	2030
	U.S.	8,980,853	Compositions and methods for modulation of SMN2 splicing	2030
	U.S.	9,717,750	Compositions and methods for modulation of SMN2 splicing	2030
	U.S.	9,926,559	Compositions and methods for modulation of SMN2 splicing	2034
	U.S.	10,266,822	SMA treatment via targeting of SMN2 splice site inhibitory sequences	2025
	U.S.	10,436,802	Methods for Treating Spinal Muscular Atrophy	2035
	Europe	1910395	Compositions and methods for modulation of SMN2 splicing	2026(9)
	Europe	2548560	Compositions and methods for modulation of SMN2 splicing	2026(10)
	Europe	3305302	Compositions and methods for modulation of SMN2 splicing	2030
	Europe	3308788	Compositions and methods for modulation of SMN2 splicing	2026
	Europe	3449926	Compositions and methods for modulation of SMN2 splicing	2030
Footnotes follow on next page.

(1)In addition to patent protection, certain of our products are entitled to regulatory exclusivity in the U.S. and the E.U. expected until the dates set forth below:

Product	Territory	Expected Expiration
TECFIDERA	E.U.	2024
PLEGRIDY	U.S.	2026
	E.U.	2024
FAMPYRA	E.U.	2021
SPINRAZA	U.S.	2023
	E.U.	2029
(2)For additional information as to the validity of this patent, please read Note 20, Litigation, to our consolidated financial statements included in this report.
(3)This patent is subject to granted SPCs in certain European countries, which extended the patent term in those countries to 2024.
(4)This patent was revoked in a European opposition. This decision is being appealed. This patent is subject to granted SPCs in certain European countries, which extended the patent term in those countries to 2029.
(5)This patent is subject to granted SPCs in certain European countries, which extended the patent term in those countries to 2024.
(6)This patent is subject to granted SPCs in certain European countries, which extended the patent term in those countries to 2028.
(7)This patent is subject to granted SPCs in certain European countries, which extended the patent term in those countries to 2026.
(8)This patent is subject to granted SPCs in certain European countries, which extended the patent term in those countries to 2026.
(9)This patent is subject to granted SPCs in certain European countries, which extended the patent term in those countries to 2031.
(10)This patent is subject to granted SPCs in certain European countries, which extended the patent term in those countries to 2031.
The existence of patents does not guarantee our right to practice the patented technology or commercialize the patented product. Patents relating to pharmaceutical, biopharmaceutical and biotechnology products, compounds and processes, such as those that cover our existing products, compounds and processes and those that we will likely file in the future, do not always provide complete or adequate protection. Litigation, interferences, oppositions, inter partes reviews, administrative challenges or other similar types of proceedings are, have been and may in the future be necessary in some instances to determine the validity and scope of certain of our patents, regulatory exclusivities or other proprietary rights, and in other instances to determine the validity, scope or non-infringement of certain patent rights claimed by third parties to be pertinent to the manufacture, use or sale of our products. We also face challenges to our patents, regulatory exclusivities or other proprietary rights covering our products by third-parties, such as manufacturers of generics, biosimilars, prodrugs and products approved under abbreviated regulatory pathways. A discussion of certain risks and uncertainties that may affect our patent position, regulatory exclusivities or other proprietary rights is set forth in Item 1A. Risk Factors included in this report, and the discussion of legal proceedings related to certain patents described above is set forth in Note 20, Litigation, to our consolidated financial statements included in this report.

Competition
Competition in the biopharmaceutical industry is intense. There are many companies, including biotechnology and pharmaceutical companies, engaged in developing products for the indications our approved products are approved to treat and the therapeutic areas we are targeting with our research and development activities. Some of our competitors may have substantially greater financial, marketing, research and development and other resources than we do.
We believe that competition and leadership in the industry is based on managerial and technological excellence and innovation as well as establishing patent and other proprietary positions through research and development. The achievement of a leadership position also depends largely upon our ability to maximize the approval, acceptance and use of our product candidates and the availability of adequate financial resources to fund facilities, equipment, personnel, clinical testing, manufacturing and marketing. Another key aspect of remaining competitive in the industry is recruiting and retaining leading scientists and technicians to conduct our research activities and advance our development programs, including with the commercial expertise to effectively market our products.
Competition among products approved for sale may be based, among other things, on patent position, product efficacy, safety, patient convenience, delivery devices, reliability, availability, reimbursement and price. In addition, early entry of a new pharmaceutical product into the market may have important advantages in gaining product acceptance and market share. Accordingly, the relative speed with which we can develop products, complete the testing and approval process and supply commercial quantities of products will have a significant impact on our competitive position.
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
We also face increased competitive pressures from the introduction of generic versions, prodrugs and biosimilars of existing products and products approved under abbreviated regulatory pathways. Such products are likely to be sold at substantially lower prices than branded products, which may significantly reduce both the price that we are able to charge for our products and the volume of products we sell. In addition, in some markets, when a generic or biosimilar version of one of our products is commercialized, it may be automatically substituted for our product and significantly reduce our revenues in a short period of time.
We believe our long-term competitive position depends upon our success in discovering and developing innovative, cost-effective products that serve unmet medical needs, along with our ability to manufacture products efficiently and to launch and market them effectively in a highly competitive environment.
Additional information about the competition that our marketed products face is set forth below and in Item 1A. Risk Factors included in this report.
Multiple Sclerosis
TECFIDERA, AVONEX, PLEGRIDY, TYSABRI and VUMERITY each compete with one or more of the following products as well as generic and biosimilar versions of such products:

Competing Product	Competitor
AUBAGIO (teriflunomide)	Sanofi Genzyme
BETASERON/BETAFERON (interferon-beta-1b)	Bayer Group
COPAXONE (glatiramer acetate)	Teva Pharmaceuticals Industries Ltd.
EXTAVIA (interferon-beta-1b)	Novartis AG
GILENYA (fingolimod)	Novartis AG
GLATOPA (glatiramer acetate)	Sandoz, a division of Novartis AG
LEMTRADA (alemtuzumab)	Sanofi Genzyme
MAVENCLAD (cladribine)	EMD Serono
MAYZENT (siponimod)	Novartis AG
OCREVUS (ocrelizumab)	Genentech
REBIF (interferon-beta-1)	EMD Serono
ZEPOSIA (ozanimod)	BMS
BAFIERTAM (monomethyl fumarate)	Banner Life Sciences
KESIMPTA (ofatumumab)	Novartis AG
In addition, multiple TECFIDERA generic entrants are now in the U.S. market and have deeply discounted prices compared to TECFIDERA. The generic competition for TECFIDERA significantly reduced our TECFIDERA revenues during the year ended December 31, 2020, and is expected to have a substantial negative impact on our TECFIDERA revenues for as long as there is generic competition.
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
Spinal Muscular Atrophy
We face competition from a gene therapy product that was approved in the U.S. and the E.U. and a new oral product that was approved in the U.S. and has been accepted for review in the E.U. We expect that we will experience competition from both products in additional jurisdictions in the future. Additionally, we are aware of other products now in development that, if launched, may also compete with SPINRAZA. Future sales of SPINRAZA may be adversely affected by the commercialization of competing products.
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
We also expect that over time RITUXAN HYCELA and GAZYVA will increasingly compete with RITUXAN in the oncology market. In addition, we are aware of several other anti-CD20 molecules, including biosimilar products, that have recently been approved and are expected to compete with RITUXAN, RITUXAN HYCELA and GAZYVA in the oncology market. In November 2019, January 2020 and January 2021 biosimilar products referencing RITUXAN were launched in the U.S and are being offered at lower prices. This competition has adversely affected the pre-tax profits of our collaboration arrangements with Genentech and could have a significant adverse affect our co-promotion profits in the U.S. in future years.
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

Core Growth Areas	MS and Neuroimmunology	BIIB061 (oral remyelination) - MS	Phase 1

		BIIB091 (BTK inhibitor) - MS	Phase 1

		BIIB107 (anti-VLA4) - MS	Phase 1

	Alzheimer's Disease and Dementia	Aducanumab (Aβ mAb)* - Alzheimer's	Filed in U.S., E.U. and Japan

		BAN2401 (lecanemab)* - Alzheimer's	Phase 3

		BIIB092 (gosuranemab) - Alzheimer's	Phase 2

		BIIB076 (anti-tau mAb) - Alzheimer's	Phase 1

		BIIB080 (tau ASO) - Alzheimer's	Phase 1

	Neuromuscular Disorders, including SMA and ALS	BIIB067 (tofersen) - ALS	Phase 3

		BIIB078 (IONIS-C9Rx)# - ALS	Phase 1

		BIIB105 (ataxin-2 ASO)# - ALS	Phase 1

		BIIB100 (XP01 inhibitor) - ALS	Phase 1

		BIIB110 (ActRIIA/B ligand trap) - SMA	Phase 1

	Parkinson's Disease and Movement Disorders	BIIB124 (SAGE-324)* - Essential Tremor	Phase 2

		BIIB094 (ION859)# - Parkinson's	Phase 1

		BIIB118 (CK1 inhibitor) - ISWRD in Parkinson's	Phase 1

		BIIB101 (ION464)# - Multiple System Atrophy	Phase 1

		BIIB122 (DNL151)* - Parkinson's	Phase 1

	Ophthalmology	BIIB111 (timrepigene emparvovec) - CHM	Phase 3

		BIIB112 (RPGR gene therapy) - XLRP	Phase 2/3

	Neuropsychiatry	BIIB125 (zuranolone)* - PPD	Phase 3

		BIIB125 (zuranolone)* - MDD	Phase 3

		BIIB104 (AMPA PAM) - CIAS	Phase 2

Emerging Growth Areas	Immunology	Dapirolizumab pegol (anti-CD40L)* - SLE	Phase 3

		BIIB059 (anti-BDCA2) - CLE/SLE	Phase 2

	Acute Neurology	BIIB093 (glibenclamide IV) - LHI^ Stroke	Phase 3

		TMS-007# - Acute Ischemic Stroke	Phase 2

		BIIB093 (glibenclamide IV) - Brain Contusion	Phase 2

	Neuropathic Pain	BIIB074 (vixotrigine) - Trigeminal Neuralgia	Phase 2

		BIIB074 (vixotrigine) - Small Fiber Neuropathy	Phase 2

		BIIB095 (Nav 1.7) - Neuropathic Pain	Phase 1

	Biosimilars	SB11 (referencing LUCENTIS)*	Filed in U.S. and E.U.

		SB15 (referencing EYLEA)*	Phase 3
* Collaboration program
# Option agreement
^ Large Hemispheric Infarction (LHI); postpartum depression (PPD); major depressive disorder (MDD)
For information about certain of our agreements with collaborators and other third parties, please read the subsection entitled Business Relationships below and Note 2, Acquisitions, Note 18, Collaborative and Other Relationships, and Note 19, Investments in Variable Interest Entities, to our consolidated financial statements included in this report.

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
Alkermes
We have an exclusive license and collaboration agreement with Alkermes for VUMERITY, which was approved for the treatment of RMS in the U.S. in October 2019 and became commercially available in the U.S. in November 2019. Under this agreement, we have an exclusive, worldwide license to develop and commercialize VUMERITY.
Bristol-Myers Squibb Company
We have an exclusive license agreement with Bristol-Myers Squibb Company (BMS) for the development and potential commercialization of BIIB092 (gosuranemab), a Phase 2 investigational therapy in Alzheimer's disease. Under this agreement, we received worldwide rights to gosuranemab and are responsible for the full development and potential commercialization of gosuranemab in Alzheimer's disease.
Denali Therapeutics Inc.
We have a collaboration and license agreement with Denali to co-develop and co-commercialize Denali’s small molecule inhibitors of LRRK2 for Parkinson’s disease. In the LRRK2 collaboration, we and Denali share responsibility and costs for global development as well as profits and losses for commercialization in the U.S. and China. Outside the U.S. and China, we are responsible for commercialization and pay Denali tiered royalties.
In addition to the LRRK2 program, we also have an exclusive option to license two preclinical programs from Denali’s Transport Vehicle platform, including its Antibody Transport Vehicle: Abeta program and a second program utilizing its Transport Vehicle technology. Further, we have a right of first negotiation on two additional Transport Vehicle-enabled therapeutics, should Denali decide to seek a collaboration for such programs.
Eisai Co., Ltd.
We have a collaboration agreement with Eisai to jointly develop and commercialize BAN2401, an Eisai product candidate for the potential treatment of Alzheimer's disease. Eisai serves as the global operational and regulatory lead for BAN2401 and all costs, including research, development, sales and marketing expenses, are shared equally between us and Eisai. If BAN2401 receives marketing approval, we and Eisai will co-promote BAN2401 and share profits equally.
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
Samsung Bioepis Co., Ltd.
We and Samsung BioLogics established a joint venture, Samsung Bioepis, to develop, manufacture and market biosimilar products. We also have an agreement with Samsung Bioepis to commercialize, over a 10-year term, 3 anti-TNF biosimilar product candidates in certain countries in Europe and, in the case of BENEPALI, Japan. Under this agreement, we are commercializing BENEPALI, an etanercept biosimilar referencing ENBREL, IMRALDI, an adalimumab biosimilar referencing HUMIRA, and FLIXABI, an infliximab biosimilar referencing REMICADE, in certain countries in Europe.
In December 2019 we completed a transaction with Samsung Bioepis and secured the exclusive rights to commercialize two potential ophthalmology biosimilar products, SB11, a proposed ranibizumab biosimilar referencing LUCENTIS, and SB15, a proposed aflibercept biosimilar referencing EYLEA, in major markets worldwide, including the U.S., Canada, Europe, Japan and Australia. We also acquired an option to extend our existing commercial agreement with Samsung Bioepis for BENEPALI, IMRALDI and FLIXABI in certain countries in Europe and obtained an option to acquire exclusive rights to commercialize these products in China.
In addition to our joint venture and commercialization agreements with Samsung Bioepis, we license certain of our proprietary technology to Samsung Bioepis in connection with Samsung
Bioepis' development, manufacture and commercialization of its biosimilar products.
Sage Therapeutics, Inc.
We have a global collaboration and license agreement with Sage to jointly develop and commercialize zuranolone for the potential treatment of major depressive disorder, postpartum depression and other psychiatric disorders and SAGE-324 for the potential treatment of essential tremor and other neurological disorders. We and Sage share equal responsibility and costs for development as well as profits and losses for commercialization in the U.S. Outside the U.S., we are responsible for development and commercialization, excluding Japan, Taiwan and South Korea with respect to zuranolone, and will pay Sage tiered royalties.
Sangamo Therapeutics, Inc.
We have a collaboration and license agreement with Sangamo to develop and commercialize ST-501 for tauopathies, including Alzheimer’s disease; ST-502 for synucleinopathies, including Parkinson’s disease; a third neuromuscular disease target; and up to nine additional neurological disease targets to be identified and selected within a five-year period. The companies are leveraging Sangamo's proprietary zinc finger protein technology delivered via adeno-associated virus to modulate the expression of key genes involved in neurological diseases. Sangamo will perform early research activities, costs for which will be shared by the companies, and we will assume responsibility and costs beyond the early research activities.
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
•Accelerated Approval: The FDA may grant “accelerated approval” to products that treat serious or life-threatening illnesses and that provide meaningful therapeutic benefits to patients over existing treatments. Under this pathway, the FDA may approve a product based on surrogate endpoints or clinical endpoints other than survival or irreversible morbidity. When approval is based on surrogate endpoints or clinical endpoints other than survival or morbidity, the sponsor will be required to provide the FDA with confirmatory data post-approval to verify and describe clinical benefit. Under the FDA's accelerated approval regulations, if the FDA concludes that a drug that has been shown to be effective can be safely used only if distribution or use is restricted, it may require certain post-marketing restrictions to assure safe use. In addition, for products approved under accelerated approval, sponsors may be required to submit all copies of their promotional materials, including advertisements, to the FDA at least 30 days prior to initial dissemination. The FDA may withdraw approval if, for instance, post-marketing studies fail to verify clinical benefit, it becomes clear that restrictions on the distribution of the product are inadequate to ensure its safe use or if a sponsor fails to comply with the conditions of the accelerated approval.
•Fast Track: The FDA may grant "fast track" status to products that treat a serious condition and have data demonstrating the potential to address an unmet medical need or a drug that has been designated as a qualified infectious disease product.
•Breakthrough Therapy: The FDA may grant “breakthrough therapy” status to drugs designed to treat, alone or in combination with another drug or drugs, a serious or life-threatening disease or condition and for which preliminary clinical evidence suggests a substantial improvement over existing therapies based on a clinically significant endpoint. Breakthrough therapy status entitles the sponsor to earlier and more frequent meetings with the FDA regarding the development of nonclinical and clinical data and permits the FDA to offer product development or regulatory advice for the purpose of shortening the time to product approval. Breakthrough therapy status does not guarantee that a product will be eligible for priority review and does not ensure FDA approval.
•Priority Review: “Priority review” only applies to applications (original or efficacy supplement) for a drug that treats a serious condition and, if approved, would provide a significant improvement in safety or effectiveness of the treatment, diagnosis or prevention of a serious condition. Priority review may also be granted for any supplement that proposes a labeling change due to studies completed in response to a written request from the FDA for pediatric studies, for an application for a drug that has been designated as a qualified infectious disease product or for any application or supplement for a drug submitted with a priority review voucher.
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
REGULATION OF PRODUCT ADVERTISING AND PROMOTION
The FDA regulates all advertising and promotion activities and communications for products under its jurisdiction both before and after approval. Pursuant to FDA guidance, a company can make safety and efficacy claims either in or consistent with the product label. However, physicians may prescribe legally available drugs for uses that are not described in the drug's labeling. Such off-label prescribing is common across medical specialties, and often reflects a physician's belief that the off-label use is the best treatment for patients. The FDA does not regulate the behavior of physicians in their choice of treatments, but FDA regulations do impose stringent restrictions on manufacturers' communications regarding off-label uses. Failure to comply with applicable FDA requirements may subject a company to adverse publicity, enforcement action by the FDA, corrective advertising and the full range of civil and criminal penalties available to the government.
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
In May 2017 new regulations governing medical devices (MDR) and in-vitro diagnostic medical devices (IVDR) entered into force in the E.U. although these are not expected to fully apply until May 2021 with respect to the MDR regulations and May 2022 with respect to the IVDR regulations. All products covered by these regulations will be required to comply with them at the end of the transitional periods. These regulations introduce new requirements, including for clinical investigation of certain classifications of medical devices, require increased regulatory scrutiny, enhance the requirements for post market surveillance and vigilance and provide for greater transparency. These regulations also change the requirements for assessment of the medical device components of integral drug-device combination products, necessitating assessment of the device components under both the medical device and medicinal product regulatory regimes.

Product Approval and Post-Approval Regulation Outside the U.S.
We market our products in numerous jurisdictions outside the U.S. Most of these jurisdictions have product approval and post-approval regulatory processes that are similar in principle to those in the U.S. In Europe, for example, where a substantial part of our ex-U.S. efforts are focused, there are several routes for marketing approval, depending on the type of product for which approval is sought. Under the centralized procedure, a company submits a single application to the EMA. The marketing authorization application is similar to the NDA or BLA in the U.S. and is evaluated by the Committee for Medicinal Products for Human Use (CHMP), the expert scientific committee of the EMA responsible for human medicines. If the CHMP determines that the marketing authorization application fulfills the requirements for quality, safety and efficacy and that the medicine has a positive benefit risk balance, it will adopt a positive opinion recommending the granting of the marketing authorization by the EC. The CHMP opinion is not binding, but is typically adopted by the EC. A MAA approved by the EC is valid in all member states of the E.U. The centralized procedure is required for all biological products, orphan medicinal products and new treatments for neurodegenerative disorders, and it is available for certain other products, including those which constitute a significant therapeutic, scientific or technical innovation.
In addition to the centralized procedure, the European regulatory framework includes the following options for regulatory review and approval in E.U. member states:
•a national procedure, where the first application is made to the competent authority in one E.U. country only;
•a decentralized procedure, where applicants submit identical applications to several E.U. countries and receive simultaneous approval, if the medicine has not yet been authorized in any E.U. country; and
•a mutual recognition procedure, where applicants that have a medicine authorized in one E.U. country can apply for mutual recognition of this authorization in other E.U. countries.
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
In the U.S., E.U. and other jurisdictions, regulatory agencies, including the FDA, conduct periodic inspections of NDA, BLA and marketing authorization holders to assess their compliance with pharmacovigilance obligations.
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
Within the U.S.
•Medicaid: Medicaid is a joint federal and state program that is administered by the states for low income and disabled beneficiaries. Under the Medicaid Drug Rebate Program, we are required to pay a rebate for each unit of product reimbursed by the state Medicaid programs. The amount of the rebate is established by law and is adjusted upward if the average manufacturer price (AMP) increases more than inflation (measured by the Consumer Price Index - Urban). The rebate amount is calculated each quarter based on our report of current AMP and best price for each of our products to the Centers for Medicare & Medicaid Services (CMS). The requirements for calculating AMP and best price are complex. We are required to report any revisions to AMP or best price previously reported within a certain period, which revisions could affect our rebate liability for prior quarters. In addition, if we fail to provide information timely or we are found to have knowingly submitted false information to the government, the statute governing the Medicaid Drug Rebate Program provides for civil monetary penalties.
•Medicare: Medicare is a federal program that is administered by the federal government. The program covers individuals age 65 and over as well as those with certain disabilities. Medicare Part B generally covers drugs that must be administered by physicians or other health care practitioners, are provided in connection with certain durable medical equipment or are certain oral anti-cancer drugs and certain oral immunosuppressive drugs. Medicare Part B pays for such drugs under a payment methodology based on the average sales price (ASP) of the drugs. Manufacturers, including us, are required to provide ASP information to the CMS on a quarterly basis. The manufacturer-submitted information is used to calculate Medicare payment rates. If a manufacturer is found to have made a misrepresentation in the reporting of ASP, the governing statute provides for civil monetary penalties.
In November 2020 CMS issued an interim final rule that seeks to lower prescription drug costs by paying no more for certain Medicare Part B drugs than the lowest price paid for such drugs in certain other countries (the "most favored nation" rule). One of the drugs subject to the rule is TYSABRI. Under the rule, the lower payment rates for affected drugs would be phased in over a period of four years, beginning in 2021. Although the rule is being challenged by industry associations on a number of grounds, if the challenges are unsuccessful, the rule could harm our business. In addition, if the rule were expanded to include other drugs or to include Medicare Part D, such expansions could cause additional harm.
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
•Federal Agency Discounted Pricing: Our products are subject to discounted pricing when purchased by federal agencies via the Federal Supply Schedule (FSS). FSS participation is required for our products to be covered and reimbursed by the Veterans Administration (VA), Department of Defense, Coast Guard and Public Health Service (PHS). Coverage under Medicaid, Medicare and the PHS pharmaceutical pricing program is also conditioned upon FSS participation. FSS pricing is intended not to exceed the price that we charge our most-favored non-federal customer for a product. In addition, prices for drugs purchased by the VA, Department of Defense (including drugs purchased by military personnel and dependents through the TriCare retail pharmacy program), Coast Guard and PHS are subject to a cap on pricing equal to 76% of the non-federal average manufacturer price (non-FAMP). An additional discount applies if non-FAMP increases more than inflation (measured by the Consumer Price Index - Urban). In addition, if we fail to provide information timely or we are found to have knowingly submitted false information to the government, the governing statute provides for civil monetary penalties.
•340B Discounted Pricing: To maintain coverage of our products under the Medicaid Drug Rebate Program and Medicare Part B, we are required to extend significant discounts to certain covered entities that purchase products under Section 340B of the PHS pharmaceutical pricing program. Purchasers eligible for discounts include hospitals that serve a disproportionate share of financially needy patients, community health clinics and other entities that receive certain types of grants under the PHSA. For all of our products, we must agree to charge a price that will not exceed the amount determined under statute (the “ceiling price”) when we sell outpatient drugs to these covered entities. In addition, we may, but are not required to, offer these covered entities a price lower than the 340B ceiling price. The 340B discount formula is based on AMP and is generally similar to the level of rebates calculated under the Medicaid Drug Rebate Program.
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
The European Parliament and the Council of the European Union adopted a comprehensive general data privacy regulation (GDPR) in 2016 to replace the current E.U. Data Protection Directive and related country-specific legislation. The GDPR took effect in May 2018 and governs the collection and use of personal data in the E.U. The GDPR, which is wide-ranging in scope, imposes several requirements relating to the consent of the individuals to whom the personal data relates, the information provided to the individuals, the security and confidentiality of the personal data, data breach notification and the use of third-party processors in connection with the processing of the personal data. The GDPR also imposes strict rules on the transfer of personal data out of the E.U. to the U.S., provides an enforcement authority and imposes large penalties for noncompliance, including the potential for fines of up to €20.0 million or 4.0% of the annual global revenues of the infringer, whichever is greater.
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
Manufacturing
We seek to ensure an uninterrupted supply of medicines to patients around the world. To that end, we continually review our manufacturing capacity,

capabilities, processes and facilities. We believe that our manufacturing facilities, together with the third-party contract manufacturing organizations we outsource to, currently provide sufficient capacity for our products and to Samsung Bioepis, our joint venture that develops, manufactures and markets biosimilar products, and other strategic contract manufacturing partners. In order to support our future growth and drug development pipeline, we are expanding our large molecule production capacity by building a large-scale biologics manufacturing facility in Solothurn, Switzerland. We expect this facility to be partially operational during the first half of 2021.
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
Genentech is responsible for all worldwide manufacturing activities for bulk RITUXAN, RITUXAN HYCELA and GAZYVA and has sourced the manufacture of certain bulk RITUXAN, RITUXAN HYCELA and GAZYVA requirements to a third party. Acorda supplies FAMPYRA to us pursuant to its supply agreement with Alkermes, Inc. and Ionis supplies the active pharmaceutical ingredient (API) for SPINRAZA. Alkermes currently supplies VUMERITY to us pursuant to a supply agreement. In October 2019 we entered into a new supply agreement and amended our license and collaboration agreement with Alkermes. We have elected to initiate a technology transfer and, following a transition period, to manufacture VUMERITY or have VUMERITY manufactured by a third party we have engaged in exchange for paying an increased royalty rate to Alkermes on any portion of future worldwide net commercial sales of VUMERITY that is manufactured by us or our designee.
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
Human Capital
As of December 31, 2020, we had approximately 9,100 employees worldwide. Approximately 5,675 employees were employed in the U.S. and approximately 3,425 employees were employed in foreign countries.
Diversity, Equity and Inclusion
At Biogen, prejudice, racism and intolerance are unacceptable. We are committed to Diversity, Equity and Inclusion (DE&I) across all aspects of our organization, including hiring, promotion and development practices. As of December 31, 2020, 28% of Biogen’s director-level and above positions were held by ethnic or racial minorities in the U.S. Our policies and practices are global, but the laws in many countries outside the U.S. do not permit us to collect ethnic or racial data on our employees. Globally, 48%

of Biogen’s positions at director-level and above were held by women.
In 2020 we introduced an updated DE&I strategy that outlines actionable steps to deepen our commitment across the business, building upon a strong foundation. This plan includes a four-part strategy to build our talent and leadership pipeline, improve health outcomes for the African American, Black, Latinx and other minority communities in the disease areas we treat and expand sourcing with minority-owned businesses. We plan to create greater awareness and capability in our organization through leadership accountability and transparency. To establish and progress this strategy, we rely on a cross-company governing body of employees known as the Diversity, Equity & Inclusion Strategic Council.
We are honored to be recognized as a company of choice. We scored 100.0% on the 2020 Disability Equality Index, which measures our policies and practices related to disability inclusion, for the third consecutive year. Additionally, for the seventh consecutive year, we were recognized as a Best Place to Work for LGBTQ Equality by the Human Rights Campaign, scoring 100.0% on their Corporate Equality Index.
Philosophy on Pay Equity
We are committed to ensuring our employees receive equal pay for equal work. We establish components and ranges of compensation based on market and benchmark data. Within this context, we strive to pay all employees equitably within a reasonable range, taking into consideration factors such as role; market data; internal equity; job location; relevant experience; and individual, business unit and company performance. In addition, we are committed to providing flexible benefits designed to allow our diverse global workforce to have reward opportunities that meet their varied needs so that they are inspired to perform their best on behalf of patients and stockholders each day.
We regularly review our compensation practices and analyze the equity of compensation decisions, for individual employees and our workforce as a whole. If we identify employees with pay gaps, we review and take appropriate action to ensure fidelity between our stated philosophy and actions.
We institute measures, such as communications and trainings, to recognize, interrupt and prevent bias in hiring, performance management and compensation decisions and we provide resources to further develop managers and leaders to help them make equitable decisions about pay.
Talent and Development
Our employees are encouraged to take advantage of an array of professional development resources. Managers coach employees for performance, and also engage in employee development discussions to support growth and learning.
We provide our employees access to over 8,000 on-demand learning modules in English, French, German, Spanish, Japanese and Portuguese. Additionally, we have a wide selection of courses and trainings that are offered through Biogen University, our global validated learning management system.
To create and sustain a workplace as diverse and inclusive as the patients we serve, we offer programs that invest in our talent pipeline and in our current leaders, including:
•Activate, Reflect and Co-Create: Preparing top talent for the rigors of executive roles.
•Women’s Leadership Program: Addressing the unique challenges faced by female leaders to increase influence and impact.
•Executive Leadership Retreat: Immersing leaders in topics designed to help them shape culture and build resilience.
•The Partnership, Inc's BioDiversity Fellows Program: To continue to bolster our talent pipeline with a diverse mix of leaders, high potential, mid-career, underrepresented minorities participate in this program, which we helped create.
Our Employee Resource Networks (ERNs) provide invaluable opportunities for employees to share knowledge and build connections. Our current ERNs include:
•IGNITE: Brings together early-career professionals and their advocates.
•AccessAbility: Supports employees with disabilities and employees who are caretakers of individuals with disabilities.
•Biogen Veterans Network: Encourages veterans and allies of veterans to connect and support one another.
•Mosaic: Fosters awareness and appreciation of different cultural backgrounds, in addition to promoting networking and development opportunities for members.
•ReachOUT: Supports a best-in-class working environment for LGBTQ employees and embraces all LGBTQ employees and their allies.

•Women’s Innovation Network: Creates networking, mentoring and learning opportunities for women and allies worldwide.
•ourIMPACT: Advances climate, health and equity at work, in employees' personal lives and in the communities where we live and work.
Creating a culture where all colleagues feel supported and valued is paramount to our corporate mission. The ongoing COVID-19 pandemic has led to unique challenges, and we are striving to ensure the health, safety and general well-being of our employees. We continue to evolve our programs to meet our employees’ health and wellness needs, which we believe is essential to attract and retain employees of the highest caliber. For example, we have refreshed our flexible working arrangement policies to allow for more flexibility around work hours to help employees balance the demands of their work and home lives, shifted many of our on-site wellness services to virtual, including virtual behavior health, nutrition, fitness and overall well-being classes and counseling, rolled out the Headspace meditation app globally at no cost, provided workshops and programming to help employees cope with stress, isolation and building resilience, along with financial planning workshops and counseling sessions, expanded our child- and back-up care services to meet the growing childcare needs of our employees and provided additional holidays and time off for recharging, voting and volunteering.
Employee surveys
We utilize an employee survey program to pulse employees through email and mobile apps as well as provide an opportunity for commentary and facilitate feedback to questions. The survey is designed to empower managers and leaders with anonymous information on their practices related to building culture, performance and an engaged workforce, allowing them to create plans and measure efficacy for continuous improvement. We care deeply about employee feedback and are building an analytics community across Human Resources to bring more rigor and sophistication to the collection and analysis of employee opinions. We use their perspectives to guide us to take actions that improve engagement and support and help maintain our reputation as a great place to work for all of our employees.
Succession planning
Each year we conduct a talent review across our global enterprise that includes, among other important topics, a review of succession plans for many of our roles. To help ensure the long-term continuity of our business, we actively manage the development of talent to fill the roles that are most critical to the on-going success of our company. In addition, each year our Board of Directors reviews the succession plan for our executives.
Workplace Health and Safety
The well-being of our employees is a top priority, and we believe each and every employee plays a role in creating a safe and healthy workplace. Our employees have varied roles and functions, which is why we empower them to promote a safe working environment, regardless of whether work happens in the lab, in an office or in a manufacturing plant. Our policies and practices are intended to protect not only our employees, but also the surrounding communities in which we operate.
In 2020 we continued to make significant progress integrating Human Performance into our Environment, Health and Safety programs. We believe that, when it comes to safety, workers are part of the solution. We encourage employees to collaboratively engage in proactive problem solving through practices such as Open Reporting and Work Observation and Risk Conversations. We also utilize “After Action Reviews” following the completion of a project. These reviews enable us to not only focus on areas for improvement, but also to learn and apply good practices from what goes well. By engaging and empowering our employees through such programs, we believe that we can help change how the entire industry approaches safety performance and risk management.

Information about our Executive Officers (as of February 3, 2021)

Officer	Current Position	Age	Year Joined Biogen
Michel Vounatsos	Chief Executive Officer	59	2016
Susan H. Alexander	Executive Vice President, Chief Legal Officer and Secretary	64	2006
Michael R. McDonnell	Executive Vice President and Chief Financial Officer	57	2020
Alphonse Galdes, Ph.D.	Executive Vice President, Pharmaceutical Operations and Technology	68	1995
Ginger Gregory, Ph.D.	Executive Vice President and Chief Human Resources Officer	53	2017
Chirfi Guindo	Executive Vice President, Global Product Strategy and Commercialization	55	2017
Robin C. Kramer	Senior Vice President, Chief Accounting Officer	55	2018
Alfred W. Sandrock, Jr., M.D., Ph.D.	Executive Vice President, Research and Development	63	1998

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
Public Company Boards
● PerkinElmer, Inc., a global scientific technology and life science research company
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
Public Company Boards
● Invacare Corporation, a medical and healthcare product company
Education
● Wellesley College, B.A.
● Boston University School of Law, J.D.

Michael R. McDonnell
Experience
Mr. McDonnell has served as our Executive Vice President and Chief Financial Officer since August 2020. Prior to joining Biogen, Mr. McDonnell served as Executive Vice President and Chief Financial Officer of IQVIA Holdings Inc., a leading global provider of advanced analytics, technology solutions and contract research services to the life sciences industry, from December 2015 until July 2020. Prior to that, Mr. McDonnell served as the Executive Vice President and Chief Financial Officer of Intelsat, a leading global provider of satellite services, from November 2008 to December 2015, as Executive Vice President and Chief Financial Officer of MCG Capital Corporation, a publicly-held commercial finance company, from September 2004 until October 2008 and as MCG Capital Corporation’s Chief Operating Officer from August 2006 until October 2008. Before joining MCG Capital Corporation, Mr. McDonnell served as Executive Vice President and Chief Financial Officer for EchoStar Communications Corporation (f/k/a DISH Network Corporation), a direct-to-home satellite television operator, from July 2004 until August 2004 and as its Senior Vice President and Chief Financial Officer from August 2000 to July 2004. Mr. McDonnell spent 14 years at PricewaterhouseCoopers LLP, including 4 years as a partner. Mr. McDonnell has a Bachelor of Science degree in accounting from Georgetown University and is a certified public accountant.

Education
● Georgetown University, B.S. Accounting

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
Education
● University of Massachusetts, B.A. Psychology
● The George Washington University, Ph.D. Psychology

Chirfi Guindo
Experience
Mr. Guindo has served as our Executive Vice President, Global Product Strategy and Commercialization since February 2019. Prior to that, Mr. Guindo served as our Executive Vice President and Head of Global Marketing, Market Access and Customer Innovation from November 2017 to February 2019. Prior to joining Biogen, Mr. Guindo spent 27 years in the global pharmaceutical industry and held several leadership positions at Merck, a pharmaceutical company, in Canada, the U.S., France, Africa and the Netherlands. He worked in several disciplines including Finance, Sales & Marketing, General Management and Global Strategy/Product Development in specialty, acute and hospital care. Most recently Mr. Guindo was Vice President and Managing Director and President and Managing Director of Merck Canada from October 2014 to November 2017. From January 2011 to October 2014 he was Vice President and General Manager, Global HIV Franchise at Merck.
Education
● Ecole Central de Paris (France), Engineering
● Stern School of Business, New York University, M.B.A. Finance/Economics

Robin C. Kramer
Experience
Ms. Kramer has served as our Senior Vice President, Chief Accounting Officer since December 2020. Prior to that, Ms. Kramer served as our Vice President, Chief Accounting Officer from November 2018 to December 2020. Prior to joining Biogen, Ms. Kramer served as the Senior Vice President and Chief Accounting Officer of Hertz Global Holdings, Inc., a car rental company, from May 2014 to November 2018. Prior to that, Ms. Kramer was an audit partner at Deloitte & Touche LLP (Deloitte), a professional services firm, from 2007 to 2014, including serving in Deloitte's National Office Accounting Standards and Communications Group from 2007 to 2010. From 2005 to 2007 Ms. Kramer served as Chief Accounting Officer of Fisher Scientific International, Inc., a laboratory supply and biotechnology company, and from 2004 to 2005 Ms. Kramer served as Director, External Reporting, Accounting and Control for the Gillette Company, a personal care company. Ms. Kramer also held partner positions in the public accounting firms of Ernst & Young LLP and Arthur Anderson LLP. Ms. Kramer is a licensed certified public accountant (CPA) in Massachusetts. She is a member of the Massachusetts Society of CPAs and the American Institute of CPAs. Ms. Kramer currently serves on the board of directors of Samsung Bioepis and on the board of directors of the Center for Women and Enterprise. Ms. Kramer previously served as a Board Member for the Massachusetts State Board of Accountancy from September 2011 to December 2015 and Probus Insurance Company Europe DAC from 2016 to 2018.
Public Company Boards
● Armata Pharmaceuticals, Inc., a biotechnology company
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
Available Information
Our principal executive offices are located at 225 Binney Street, Cambridge, MA 02142 and our telephone number is (617) 679-2000. Our website address is www.biogen.com. We make available free of charge through the Investors section of our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the U.S. Securities and Exchange Commission. We include our website address in this report only as an inactive textual reference and do not intend it to be an active link to our website. The contents of our website are not incorporated into this report.

Item  1A.     Risk Factors
Risks Related to Our Business
We are substantially dependent on revenues from our products.
Our revenues depend upon continued sales of our products as well as the financial rights we have in our anti-CD20 therapeutic programs. A significant portion of our revenues are concentrated on sales of our products in increasingly competitive markets and in markets affected directly and indirectly by the COVID-19 pandemic. Any of the following negative developments relating to any of our products or any of our anti-CD20 therapeutic programs may adversely affect our revenues and results of operations or could cause a decline in our stock price:
•the introduction or greater acceptance of competing products, including new originator therapies, generics, prodrugs and biosimilars of existing products and products approved under abbreviated regulatory pathways;
•safety or efficacy issues;
•limitations and additional pressures on product pricing or price increases, including those resulting from governmental or regulatory requirements; increased competition, including from generic or biosimilar versions of our products; or changes in, or implementation of, reimbursement policies and practices of payors and other third parties;
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
Our long-term success depends upon the successful development of new products and additional indications for our existing products.
Our long-term success will depend upon the successful development of new products and technologies from our research and development activities or our licenses or acquisitions from third parties, including our commercialization agreements with Samsung Bioepis, as well as additional indications for our existing products.
Product development is very expensive and involves a high degree of uncertainty and risk and may not be successful. Only a small number of research and development programs result in the commercialization of a product. It is difficult to predict the success and the time and cost of product development of novel approaches for the treatment of diseases. The development of novel approaches for the treatment of diseases, including development efforts in new modalities such as those based on the ASO platform and gene therapy, may present additional challenges and risks, including obtaining approval from regulatory authorities that have limited experience with the development of such therapies. In addition, clinical trial data are subject to differing interpretations and even if we view data as sufficient to support the safety, effectiveness and/or approval of an investigational therapy, regulatory authorities may disagree and may require additional data, limit the scope of the approval or deny approval altogether.
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
Even if we could successfully develop new products or indications, we may make a strategic decision to discontinue development of a product candidate or indication if, for example, we believe commercialization will be difficult relative to the standard of care or we prefer to pursue other opportunities in our pipeline.
Sales of new products or products with additional indications may also not meet investor expectations.

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
Our products continue to face increasing competition from the introduction of new originator therapies, generics, prodrugs and biosimilars of existing products and products approved under abbreviated regulatory pathways. Some of these products are likely to be sold at substantially lower prices than our branded products. The introduction of such products as well as other lower-priced competing products has reduced, and may in the future, significantly reduce both the price that we are able to charge for our products and the volume of products we sell, which will negatively impact our revenues. For instance, demand and price for TECFIDERA declined significantly as a result of multiple TECFIDERA generic entrants entering the U.S. market during the year ended December 31, 2020. In addition, in some markets, when a generic or biosimilar version of one of our products is commercialized, it may be automatically substituted for our product and significantly reduce our revenues in a short period of time.
In the MS market, we face intense competition as the number of products and competitors continues to expand. Due to our significant reliance on sales of our MS products, our business could be harmed if we are unable to successfully compete in the MS market. More specifically, our ability to compete, maintain and grow our share in the MS market may be adversely affected due to a number of factors, including:
•the introduction of more efficacious, safer, less expensive or more convenient alternatives to our MS products, including our own products and products of our collaborators;
•the introduction of generic versions of branded MS products, including our own products, biosimilars, follow-on products, prodrugs or products approved under abbreviated regulatory pathways, which would be significantly less costly than our products to bring to market and would be offered for sale at lower prices, and could result in a significant percentage of the sales of our products being lost to such products;
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
In the SMA market, we face competition from a gene therapy product that was approved the U.S. and the E.U. and a new oral product that was approved in the U.S. and has been accepted for review in the E.U. We expect that we will experience competition from both products in additional jurisdictions in the future. Additionally, we are aware of other products now in development that, if launched, may compete with SPINRAZA. Future sales of SPINRAZA may be adversely affected by the commercialization of competing products as well as the delay of SPINRAZA doses due, directly or indirectly, to the COVID-19 pandemic.
Our business may be adversely affected if we do not successfully execute or realize the anticipated benefits of our strategic and growth initiatives.
The successful execution of our strategic and growth initiatives may depend upon internal development projects, commercial initiatives and external opportunities, which may include the acquisition and in-licensing of products, technologies and companies or the entry into strategic alliances and collaborations.
While we believe we have a number of promising programs in our pipeline, failure or delay of internal development projects to advance or difficulties in executing on our commercial initiatives could impact our current and future growth, resulting in additional reliance on external development opportunities for growth.

Supporting the further development of our existing products and potential new products in our pipeline will require significant capital expenditures and management resources, including investments in research and development, sales and marketing, manufacturing capabilities and other areas of our business. We have in the past made, and may continue to make, significant operating and capital expenditures for potential new products prior to regulatory approval with no assurance that such investment will be recouped, which may adversely affect our financial condition, business and operations.
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
Sales of our products depend, to a significant extent, on adequate coverage, pricing and reimbursement from third-party payors, which are subject to increasing and intense pressure from political, social, competitive and other sources. Our inability to obtain and maintain adequate coverage, or a reduction in pricing or reimbursement, could have an adverse effect on our business, reputation, revenues and results of operations.
Sales of our products depend, to a significant extent, on adequate coverage, pricing and reimbursement from third-party payors. When a new pharmaceutical product is approved, the availability of government and private reimbursement for that product may be uncertain, as is the pricing and amount for which that product will be reimbursed.
Pricing and reimbursement for our products may be adversely affected by a number of factors, including:
•changes in, and implementation of, federal, state or foreign government regulations or private third-party payors’ reimbursement policies;
•pressure by employers on private health insurance plans to reduce costs;
•consolidation and increasing assertiveness of payors seeking price discounts or rebates in connection with the placement of our products on their formularies and, in some cases, the imposition of restrictions on access or coverage of particular drugs or pricing determined based on perceived value; and
•our value-based contracting program pursuant to which we aim to tie the pricing of our products to their clinical values by either aligning price to patient outcomes or adjusting price for patients who discontinue therapy for any reason, including efficacy or tolerability concerns.
Our ability to set the price for our products varies significantly from country to country and, as a result, so can the price of our products. Certain countries set prices by reference to the prices in other countries where our products are marketed. Our inability to obtain and maintain adequate prices in a particular country may not only limit the revenues from our products within that country but may also adversely affect our ability to secure acceptable prices in existing and potential new markets, which may limit market growth. This may create the opportunity for third-party cross-border trade or influence our decision to sell or not to sell a product, thus adversely affecting our geographic expansion plans and revenues.
Drug prices are under significant scrutiny in the markets in which our products are prescribed. We expect drug pricing and other health care costs to continue to be subject to intense political and societal pressures on a global basis. Competition from current and future competitors may negatively impact our ability to maintain pricing and our market share. New products marketed by our competitors could cause our revenues to decrease due to potential price reductions and lower sales volumes. Additionally, the introduction of generic or biosimilar versions of our products, follow-on products, prodrugs or products approved under abbreviated regulatory pathways may significantly reduce the price that we are able to charge for our products and the volume of products we sell.
Many payors continue to adopt benefit plan changes that shift a greater portion of prescription costs to patients, including more limited benefit plan designs, higher patient co-pay or co-insurance obligations and limitations on patients' use of commercial manufacturer co-pay payment assistance programs (including through co-pay accumulator adjustment or maximization programs). Significant consolidation in the health insurance industry has resulted in a few large insurers and pharmacy benefit managers exerting greater pressure in pricing and usage negotiations with drug manufacturers, significantly increasing discounts and rebates required of manufacturers and limiting patient access and usage. Further consolidation among insurers, pharmacy benefit managers and other payors would increase the negotiating leverage such entities have over us and other drug manufacturers. Additional discounts, rebates, coverage or plan changes, restrictions or exclusions as described above could have a material adverse effect on sales of our affected products.
Our failure to obtain or maintain adequate coverage, pricing or reimbursement for our products could have an adverse effect on our business, reputation, revenues and results of operations.
We depend on relationships with collaborators, joint venture partners and other third parties for revenues, and for the development, regulatory approval, commercialization and marketing of certain of our products and product candidates, which are outside of our full control.
We rely on a number of significant collaborative, joint venture and other third-party relationships for revenues and the development, regulatory approval, commercialization and marketing of certain of our products and product candidates. We also outsource certain aspects of our regulatory affairs and clinical development relating to our products and product candidates to third parties. Reliance on third parties subjects us to a number of risks, including:
•we may be unable to control the resources our collaborators, joint venture partners or third parties devote to our programs, products or product candidates;
•disputes may arise under an agreement, including with respect to the achievement and payment of milestones or ownership of rights to technology developed, and the underlying agreement may fail to provide us with significant protection or may fail to be effectively enforced if the collaborators, joint ventures partners or third parties fail to perform;
•the interests of our collaborators, joint venture partners or third parties may not always be aligned with our interests, and such parties may not pursue regulatory approvals or market a product in the same manner or to the same extent that we would, which could adversely affect our revenues, or may adopt tax strategies that could have an adverse effect on our business, results of operations or financial condition;
•third-party relationships require the parties to cooperate, and failure to do so effectively could adversely affect product sales or the clinical development or regulatory approvals of product candidates under joint control, could result in termination of the research, development or commercialization of product candidates or could result in litigation or arbitration;
•any failure on the part of our collaborators, joint venture partners or other third parties to comply with applicable laws, including tax laws, regulatory requirements and/or applicable contractual obligations or to fulfill any responsibilities they may have to protect and enforce any intellectual property rights underlying our products could have an adverse effect on our revenues as well as involve us in possible legal proceedings; and
•any improper conduct or actions on the part of our collaborators, joint venture partners or other third parties could subject us to civil or criminal investigations and monetary and injunctive penalties, impact the accuracy and timing of our financial reporting and/or adversely impact our ability to conduct business, our operating results and our reputation.
Given these risks, there is considerable uncertainty regarding the success of our current and future collaborative efforts. If these efforts fail, our product development or commercialization of new products could be delayed, revenues from products could decline and/or we may not realize the anticipated benefits of these arrangements.
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
We may face uncertainties as a result of efforts to repeal, substantially modify or invalidate some or all of the provisions of the PPACA. There is no assurance that the PPACA, as currently enacted or as amended in the future, will not adversely affect our business and financial results, and we cannot predict how future federal or state legislative or administrative changes relating to healthcare reform will affect our business.
There is increasing public attention on the costs of prescription drugs and there have been, are expected to continue to be, legislative proposals to address prescription drug pricing. Some of these proposals could have significant effects on our business, including an executive order issued in September 2020 to test a “most favored nation” model for Part B and Part D drugs that tie reimbursement rates to international drug pricing metrics. These actions and the uncertainty about the future of the PPACA and healthcare laws may put downward pressure on pharmaceutical pricing and increase our regulatory burdens and operating costs.
There is also significant economic pressure on state budgets, including as a result of the COVID-19 pandemic, that may result in states increasingly seeking to achieve budget savings through mechanisms that limit coverage or payment for our drugs. In recent years, some states have considered legislation and ballot initiatives that would control the prices of drugs, including laws to allow importation of pharmaceutical products from lower cost jurisdictions outside the U.S. and laws intended to impose price controls on state drug purchases. State Medicaid programs are increasingly requesting manufacturers to pay supplemental rebates and requiring prior authorization by the state program for use of any drug for which supplemental rebates are not being paid. Government efforts to reduce Medicaid expenses may lead to increased use of managed care organizations by Medicaid programs. This may result in managed care organizations influencing prescription decisions for a larger segment of the population and a corresponding limitation on prices and reimbursement for our products.
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
Our success in commercializing biosimilars developed by Samsung Bioepis is subject to risks and uncertainties inherent in the development, manufacture and commercialization of biosimilars. If Samsung Bioepis is unsuccessful in such activities, we may not realize the anticipated benefits of our investment in Samsung Bioepis.
Our success in commercializing biosimilars developed by Samsung Bioepis is subject to a number of risks, including:
•Reliance on Third Parties. We are dependent on the efforts of Samsung Bioepis and other third parties over whom we have limited or no control in the development and manufacturing of biosimilars products. If Samsung Bioepis or other third parties fail to perform successfully, we may not realize the anticipated benefits of our investment in Samsung Bioepis;
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
•Ability to Provide Adequate Supply. Manufacturing biosimilars is complex. If we encounter any manufacturing or supply chain difficulties we may be unable to meet higher than anticipated demand. We are dependent on a third-party for the manufacture of biosimilar products and such third-party may not perform its obligations in a timely and cost-effective manner or in compliance with applicable regulations and may be unable or unwilling to increase production capacity commensurate with demand for our existing or future biosimilar products;
•Competitive Challenges. Biosimilar products face significant competition, including from innovator products and biosimilar products offered by other companies. Local tendering processes may restrict biosimilar products from being marketed and sold in some jurisdictions. The number of competitors in a jurisdiction, the timing of approval and the ability to market biosimilar products successfully in a timely and cost-effective manner are additional factors that may impact our success and/or the success of Samsung Bioepis in this business area; and
•Legal and Regulatory Requirements. Any improper conduct or actions on the part of Samsung Bioepis or our joint venture partner, Samsung BioLogics, could damage our reputation and be distracting to management. The former chief executive officer (the incumbent chairman of the board) and the chief financial officer of our joint venture partner, Samsung BioLogics, are currently subject to ongoing criminal proceedings that may impact its operations and business or divert the attention of the Samsung Bioepis management team from its ongoing operations.
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
Risks Related to Development, Clinical Testing and Regulation of Our Products and Product Candidates
Successful preclinical work or early stage clinical trials does not ensure success in later stage trials, regulatory approval or commercial viability of a product.
Positive results in a clinical trial may not be replicated in subsequent or confirmatory trials. Additionally, success in preclinical work or early stage clinical trials does not ensure that later stage or larger scale clinical trials will be successful or that regulatory approval will be obtained. Even if later stage clinical trials are successful, regulatory authorities may delay or decline approval of our product candidates. Regulatory authorities may disagree with our view of the data, require additional studies or disagree with our trial design or endpoints. Regulatory authorities may also fail to approve the facilities or processes used to manufacture a product candidate, our dosing or delivery methods or companion devices. Regulatory authorities may grant marketing approval that is more restricted than anticipated, including limiting indications to narrow patient populations and the imposition of safety monitoring, educational requirements and risk evaluation and mitigation strategies. The occurrence of any of these events could result in significant costs and expenses, have an adverse effect on our business, financial condition and results of operations and/or cause our stock price to decline or experience periods of volatility.
Clinical trials and the development of biopharmaceutical products is a lengthy and complex process. If we fail to adequately manage our clinical activities, our clinical trials or potential regulatory approvals may be delayed or denied.
Conducting clinical trials is a complex, time-consuming and expensive process. Our ability to complete clinical trials in a timely fashion depends on a number of key factors, including protocol design, regulatory and institutional review board approval, patient enrollment rates and compliance with cGCP. If we or our third-party clinical trial providers or third-party CROs do not successfully carry out these clinical activities, our clinical trials or the potential regulatory approval of a product candidate may be delayed or denied.
We have opened clinical trial sites and are enrolling patients in a number of countries where our experience is limited. In most cases, we use the services of third parties to carry out our clinical trial related activities and rely on such parties to accurately report their results. Our reliance on third parties for these activities may impact our ability to control the timing, conduct, expense and quality of our clinical trials. One CRO has responsibility for a substantial portion of our activities and reporting related to our clinical trials and if such CRO does not adequately perform, many of our trials may be affected. We may need to replace our CROs, which may result in the delay of the affected trials or otherwise adversely affect our efforts to obtain regulatory approvals and commercialize our product candidates.
Adverse safety events or restrictions on use and safety warnings for our products can negatively affect our business, product sales and stock price.
Adverse safety events involving our marketed products, generic or biosimilar versions of our marketed products or products from the same class as one of our products may have a negative impact on our business. Discovery of safety issues with our products could create product liability and could cause additional regulatory scrutiny and requirements for additional labeling or safety monitoring, withdrawal of products from the market and/or the imposition of fines or criminal penalties. Adverse safety events may also damage physician, patient and/or investor confidence in our products and our reputation. Any of these could result in adverse impacts on our results of operations.
Regulatory authorities are making greater amounts of stand-alone safety information directly available to the public through periodic safety update reports, patient registries and other reporting requirements. The reporting of adverse safety events involving our products or products similar to ours and public rumors about such events may increase claims against us and may also cause our product sales to decline or our stock price to experience periods of volatility.
Restrictions on use or significant safety warnings that may be required to be included in the label of our products, such as the risk of developing PML in the label for certain of our products, may significantly reduce expected revenues for those products and require significant expense and management time.
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
Social media is increasingly being used to communicate about our products and the diseases our therapies are designed to treat. Social media practices in the biopharmaceutical industry continue to evolve and regulations relating to such use are not always clear and creates uncertainty and risk of noncompliance with regulations applicable to our business. For example, patients may use social media channels to comment on the effectiveness of a product or to report an alleged adverse event. When such disclosures occur, there is a risk that we fail to monitor and comply with applicable adverse event reporting obligations or we may not be able to defend the company or the public's legitimate interests in the face of the political and market pressures generated by social media due to restrictions on what we may say about our products. There is also a risk of inappropriate disclosure of sensitive information or negative or inaccurate posts or comments about us on any social networking website. If any of these events were to occur or we otherwise fail to comply with applicable regulations, we could incur liability, face overly restrictive regulatory actions or incur other harm to our business.
Risks Related to Intellectual Property
If we are unable to obtain and maintain adequate protection for our data, intellectual property and other proprietary rights, our business may be harmed.
Our success, including our long-term viability and growth, depends, in part, on our ability to obtain and defend patent and other intellectual property rights, including certain regulatory forms of exclusivity, that are important to the commercialization of our products and product candidates. Patent protection and/or regulatory exclusivity in the U.S. and other important markets remains uncertain and depends, in part, upon decisions of the patent offices, courts, administrative bodies and lawmakers in these countries. We may fail to obtain or preserve patent and other intellectual property rights, including certain regulatory forms of exclusivity, or the protection we obtain may not be of sufficient breadth and degree to protect our commercial interests in all countries where we conduct business, which could result in financial, business or reputational harm to us or could cause a decline or volatility in our stock price. In addition, settlements of such proceedings often result in reducing the period of patent and other protections, resulting in a reduction in revenue from affected products.
In many markets, including the U.S., manufacturers may be allowed to rely on the safety and efficacy data of the innovator's product and do not need to conduct clinical trials before marketing a competing version of a product after there is no longer patent or regulatory exclusivity. In such cases, manufacturers often charge significantly lower prices and a major portion of the company's revenues may be reduced in a short period of time. In addition, manufacturers of generics and biosimilars may choose to launch or attempt to launch their products before the expiration of our patent or other intellectual property protections.

Furthermore, our products may be determined to infringe patents or other intellectual property rights held by third parties. Legal proceedings, administrative challenges or other types of proceedings are and may in the future be necessary to determine the validity, scope or non-infringement of certain patent rights claimed by third parties to be pertinent to the manufacture, use or sale of our products. Such proceedings are unpredictable and are often protracted and expensive. Negative outcomes of such proceedings could hinder or prevent us from manufacturing and marketing our products, could require us to seek a license for the infringed product or technology or result in the assessment of significant monetary damages against us that may exceed amounts, if any, accrued in our financial statements. A failure to obtain necessary licenses for an infringed product or technology could prevent us from manufacturing or selling our products. Furthermore, payments under any licenses that we are able to obtain would reduce our profits from the covered products and services. Any of these circumstances could result in financial, business or reputational harm to us or could cause a decline or volatility in our stock price.
Risks Related to Our Operations
The ongoing COVID-19 pandemic may, directly or indirectly, adversely affect our business, results of operations and financial condition.
Our business could be materially adversely affected, directly or indirectly, by the ongoing COVID-19 pandemic. National, state and local governments in affected regions have implemented and may continue to implement safety precautions, including quarantines, border closures, increased border controls, travel restrictions, shelter in place orders and shutdowns, business closures and other measures. These measures may disrupt normal business operations both in and outside of affected areas and may have significant negative impacts on businesses and financial markets worldwide.
We continue to monitor our operations and applicable government recommendations, and we have made modifications to our normal operations because of the COVID-19 pandemic, including limiting travel and working from home. We have also suspended the vast majority of our in-person interactions by our customer-facing professionals in healthcare settings. This limits our ability to market our products and educate physicians, which, in turn, could have an adverse effect on our ability to compete in the marketing and sales of our products.
Prolonged remote working arrangements could impact employees’ productivity and morale, strain our technology resources and introduce operational risks. Operating requirements may continually change due to the COVID-19 pandemic and we may experience unpredictability in our expenses, employee productivity and employee work culture. Additionally, the risk of cyber-attacks or other privacy or data security incidents may be heightened as a result of our moving increasingly towards a remote working environment, which may be less secure and more susceptible to hacking attacks.
The COVID-19 pandemic could affect the health and availability of our workforce as well as those of the third parties we rely on. If members of our management and other key personnel in critical functions across our organization are unable to perform their duties or have limited availability due to the COVID-19 pandemic, we may not be able to execute on our business strategy and/or our operations may be negatively impacted. Furthermore, delays and disruptions experienced by our collaborators, joint venture partners or other third parties due to the COVID-19 pandemic could adversely impact the ability of such parties to fulfill their obligations, which could affect product sales or the clinical development or regulatory approvals of product candidates under joint control.
Our ability to continue our existing clinical trials or to initiate new clinical trials may be adversely affected, directly or indirectly, by the COVID-19 pandemic. For example, our Phase 3 study of BIIB093 for LHI has been delayed as this study involves administration of BIIB093 in an acute hospital setting. Restrictions on travel and/or transport of clinical materials as well as diversion of hospital staff and resources to COVID-19 infected patients could disrupt trial operations and recruitment, possibly resulting in a slowdown in enrollment and/or deviations from or disruptions in key clinical trial activities, such as clinical trial site monitoring. These challenges may lead to difficulties in meeting protocol-specified procedures. We may need to make certain adjustments to the operation of clinical trials in an effort to minimize risks to trial data integrity during the COVID-19 pandemic. In addition, the impact of the COVID-19 pandemic on the operations of the FDA and other health authorities may delay potential approvals of our product candidates.
In response to the COVID-19 pandemic, the Coronavirus Aid, Relief and Economic Security Act (CARES Act) was signed into law in the U.S. in March 2020 and is aimed at providing emergency assistance and health care for individuals, families and businesses and generally supporting the U.S. economy. We expect that additional state and federal healthcare reform measures may be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our products or additional pricing pressures. The COVID-19 pandemic may introduce temporary or permanent healthcare reform measures for which we cannot predict the financial implication of on our business.

While it is not possible at this time to estimate the entirety of the impact that the COVID-19 pandemic will have on our business, operations, employees, customers, suppliers or collaboration partners, continued spread of COVID-19, measures taken by governments, actions taken to protect employees and the broad impact of the pandemic on all business activities may materially and adversely affect our business, results of operations and financial condition.
A breakdown or breach of our technology systems could subject us to liability or interrupt the operation of our business.
We are increasingly dependent upon technology systems and data to operate our business. Further, the COVID-19 pandemic has caused us to modify our business practices, including the requirement that most of our office-based employees in the U.S. and our other key markets work from home. As a result, we are increasingly dependent upon our technology systems to operate our business and our ability to effectively manage our business depends on the security, reliability and adequacy of our technology systems and data, which includes use of cloud technologies, including Software as a Service (SaaS), Platform as a Service (PaaS) and Infrastructure as a Service (IaaS). A breakdown, invasion, corruption, destruction or breach of our technology systems, including our cloud technologies, and/or unauthorized access to our data and information could subject us to liability or negatively impact the operation of our business. Our technology systems, including our cloud technologies, continue to increase in multitude and complexity, making them potentially vulnerable to breakdown, malicious intrusion and random attack. Data privacy or security breaches also pose a risk that sensitive data, including intellectual property, trade secrets or personal information belonging to us, our patients, customers or other business partners, may be exposed to unauthorized persons or to the public.
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
While we continue to build and improve our systems and infrastructure, including our business continuity plans, there can be no assurance that our efforts will prevent breakdowns or breaches in our systems that could adversely affect our business and operations and/or result in the loss of critical or sensitive information, which could result in financial, legal, operational or reputational harm to us, loss of competitive advantage or loss of consumer confidence. Our liability insurance may not be sufficient in type or amount to cover us against claims related to security breaches, cyber-attacks and other related breaches.
Regulators are imposing new data privacy and security requirements, including new and greater monetary fines for privacy violations. For example, the E.U.’s GDPR established regulations regarding the handling of personal data, and provides an enforcement authority and imposes large penalties for noncompliance. New U.S. data privacy and security laws, such as the California Consumer Privacy Act (CCPA), and others that may be passed, similarly introduce requirements with respect to personal information, and non-compliance with the CCPA may result in liability through private actions (subject to statutorily defined damages in the event of certain data breaches) and enforcement. Failure to comply with these current and future laws, policies, industry standards or legal obligations or any security incident resulting in the unauthorized access to, or acquisition, release or transfer of personal information may result in governmental enforcement actions, litigation, fines and penalties or adverse publicity and could cause our customers to lose trust in us, which could have a material adverse effect on our business and results of operations.
Management and key personnel changes may disrupt our operations, and we may have difficulty retaining key personnel or attracting and retaining qualified replacements on a timely basis for management and other key personnel who may leave the Company.
Changes in management and other key personnel have the potential to disrupt our business, and any such disruption could adversely affect our operations, programs, growth, financial condition or results of operations. New members of management may have different perspectives on programs and opportunities for our business, which may cause us to focus on new opportunities or reduce or change emphasis on our existing programs.

Our success is dependent upon our ability to attract and retain qualified management and key personnel in a highly competitive environment. Qualified individuals are in high demand, and we may incur significant costs to attract them, particularly at the executive level. We may face difficulty in attracting and retaining key talent for a number of reasons, including management changes, the underperformance or discontinuation of one or more late stage programs or recruitment by competitors. We cannot ensure that we will be able to hire or retain the personnel necessary for our operations or that the loss of any personnel will not have a material impact on our financial condition and results of operations.
If we fail to comply with the extensive legal and regulatory requirements affecting the health care industry, we could face increased costs, penalties and a loss of business.
Our activities, and the activities of our collaborators, distributors and other third-party providers, are subject to extensive government regulation and oversight in the U.S. and in foreign jurisdictions. The FDA and comparable foreign agencies directly regulate many of our most critical business activities, including the conduct of preclinical and clinical studies, product manufacturing, advertising and promotion, product distribution, adverse event reporting, product risk management and our compliance with good practice quality guidelines and regulations. Our interactions with physicians and other health care providers that prescribe or purchase our products are also subject to government regulation designed to prevent fraud and abuse in the sale and use of products and place significant restrictions on the marketing practices of health care companies. Health care companies are facing heightened scrutiny of their relationships with health care providers and have been the target of lawsuits and investigations alleging violations of government regulation, including claims asserting submission of incorrect pricing information, impermissible off-label promotion of pharmaceutical products, payments intended to influence the referral of health care business, submission of false claims for government reimbursement, antitrust violations or violations related to environmental matters. There is also enhanced scrutiny of company-sponsored patient assistance programs, including insurance premium and co-pay assistance programs and donations to third-party charities that provide such assistance. The U.S. government has challenged some of our donations to third-party charities that provide patient assistance. If we, or our vendors or donation recipients, are found to fail to comply with relevant laws, regulations or government guidance in the operation of these programs, we could be subject to significant fines or penalties. Risks relating to compliance with laws and regulations may be heightened as we continue to expand our global operations and enter new therapeutic areas with different patient populations, which may have different product distribution methods, marketing programs or patient assistance programs from those we currently utilize or support.
Conditions and regulations governing the health care industry are subject to change, with possible retroactive effect, including:
•new laws, regulations or judicial decisions, or new interpretations of existing laws, regulations or judicial decisions, related to health care availability, pricing or marketing practices, compliance with employment practices, method of delivery, payment for health care products and services, compliance with health information and data privacy and security laws and regulations, tracking and reporting payments and other transfers of value made to physicians and teaching hospitals, extensive anti-bribery and anti-corruption prohibitions, product serialization and labeling requirements and used product take-back requirements;
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
Violations of governmental regulation may be punishable by criminal and civil sanctions, including fines and civil monetary penalties and exclusion from participation in government programs, including Medicare and Medicaid, as well as against executives overseeing our business. We could also be required to repay amounts we received from government payors or pay additional rebates and interest if we are found to have miscalculated the pricing information we submitted to the government. We cannot ensure that our compliance controls, policies and procedures will protect us from acts committed by our employees, collaborators or third-party providers that would violate the laws or regulations of the jurisdictions in which we operate. Whether or not we have complied with the law, an investigation into alleged unlawful conduct could increase our expenses, damage our reputation, divert management time and attention and adversely affect our business.
Our sales and operations are subject to the risks of doing business internationally.
We are increasing our presence in international markets, subjecting us to many risks that could adversely affect our business and revenues. There is no guarantee that our efforts and strategies to expand sales in international markets will succeed. Emerging market countries may be especially vulnerable to periods of global and local political, legal, regulatory and financial instability and may have a higher incidence of corruption and fraudulent business practices. Certain countries may require local clinical trial data as part of the drug registration process in addition to global clinical trials, which can add to overall drug development and registration timelines. We may also be required to increase our reliance on third-party agents and unfamiliar operations and arrangements previously utilized by companies we collaborate with or acquire in emerging markets.
Our sales and operations are subject to the risks of doing business internationally, including:
•the impact of public health epidemics, such as the COVID-19 pandemic, on the global economy and the delivery of healthcare treatments;
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
•the far-reaching anti-bribery and anti-corruption legislation in the U.K., including the Bribery Act, and elsewhere and escalation of investigations and prosecutions pursuant to such laws;
•the effects of the U.K.'s departure from the E.U., known as Brexit;
•compliance with complex import and export control laws;
•changes in tax laws; and
•the imposition of tariffs or embargoes and other trade restrictions.
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
In order to support our future growth and drug development pipeline, we are expanding our large molecule production capacity by building a large-scale biologics manufacturing facility in Solothurn, Switzerland with no assurance that the additional capacity will be required or this investment will be recouped.
We expect the Solothurn facility to be partially operational during the first half of 2021; however, there can be no assurance that we will be able to meet our expected timeline or that there will not be any direct or indirect delays resulting from the COVID-19 pandemic. We have had delays, and if there are additional delays, in bringing the Solothurn facility online, we may not have sufficient large-scale manufacturing capacity to meet our long-term manufacturing requirements.
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
•Risks Relating to Compliance with cGMP. We and our third-party providers are generally required to maintain compliance with cGMP and other stringent requirements and are subject to inspections by the FDA and other regulatory authorities to confirm compliance. Any delay, interruption or other issues that arise in the manufacture, fill-finish, packaging or storage of our products as a result of a failure of our facilities or operations or those of third parties to pass any regulatory agency inspection could significantly impair our ability to develop and commercialize our products. Significant noncompliance could also result in the imposition of monetary penalties or other civil or criminal sanctions and damage our reputation.
•Global Bulk Supply Risks. We rely on our manufacturing facilities for the production of drug substance for our large molecule products and product candidates. Our global bulk supply of these products and product candidates depends on the uninterrupted and efficient operation of these facilities, which could be adversely affected by equipment failures, labor shortages, public health epidemics, natural disasters, power failures, cyber-attacks and many other factors. In addition, we are building a large-scale biologics manufacturing facility in Solothurn, Switzerland, which we expect to be partially operational during the first half of 2021. However, there can be no assurance that we will be able to meet our expected timeline or that there will not be any direct or indirect delays resulting from the COVID-19 pandemic. We have had delays, and if there are additional delays, in bringing the Solothurn facility online, we may not have sufficient large-scale manufacturing capacity to meet our long-term manufacturing requirements.
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
As a global biopharmaceutical company, we are subject to taxation in numerous countries, states and other jurisdictions. As a result, our effective tax rate is derived from a combination of applicable tax rates, including withholding taxes, in the various places that we operate. In preparing our financial statements, we estimate the amount of tax that will become payable in each of such places. Our effective tax rate may be different than experienced in the past or our current expectations due to many factors, including changes in the mix of our profitability from country to country, the results of examinations and audits of our tax filings, adjustments to the value of our uncertain tax positions, interpretations by tax authorities or other bodies with jurisdiction, the result of tax cases, changes in accounting for income taxes and changes in tax laws and regulations either prospectively or retrospectively.
Our inability to secure or sustain acceptable arrangements with tax authorities and future changes in the tax laws, among other things, may result in tax obligations in excess of amounts accrued in our financial statements.
The Tax Cuts and Jobs Act of 2017 (2017 Tax Act) resulted in significant changes to the U.S. corporate income tax system. Our estimates concerning the impact of the 2017 Tax Act on our accounting and on our business remain subject to developing interpretations of the provisions of the 2017 Tax Act, which may require further adjustments and changes in our estimates, which could have a material adverse effect on our business, results of operations or financial condition. Further, the new administration could introduce new tax laws or revise or issue new interpretations of the 2017 Tax Act.
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
Risks Related to Holding Our Common Stock
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
•impairments with respect to investments, fixed assets and long-lived assets, including in-process research and development (IPR&D) and other intangible assets;
•inventory write-downs for failed quality specifications, charges for excess or obsolete inventory and charges for inventory write downs relating to product suspensions, expirations or recalls;
•changes in the fair value of contingent consideration or our equity investments;

•bad debt expenses and increased bad debt reserves;
•outcomes of litigation and other legal or administrative proceedings, regulatory matters and tax matters;
•payments in connection with acquisitions, divestitures and other business development activities and under license and collaboration agreements;
•failure to meet certain contractual commitments; and
•the impact of public health epidemics, such as the COVID-19 pandemic, on employees, the global economy and the delivery of healthcare treatments.
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
We own or lease real estate primarily consisting of buildings that contain research laboratories, office space and manufacturing operations. We may decide to consolidate or co-locate certain aspects of our business operations or dispose of one or more of our properties, some of which may be located in markets that are experiencing high vacancy rates and decreasing property values. If we determine that the fair value of any of our owned properties is lower than their book value, we may not realize the full investment in these properties and incur significant impairment charges or additional depreciation when the expected useful lives of certain assets have been shortened due to the anticipated closing of facilities. If we decide to fully or partially vacate a property, we may incur significant cost, including facility closing costs, employee separation and retention expenses, lease termination fees, rent expense in excess of sublease income and impairment of leasehold improvements and accelerated depreciation of assets. Any of these events may have an adverse impact on our results of operations.
Our investment portfolio is subject to market, interest and credit risk that may reduce its value.
We maintain a portfolio of marketable securities for investment of our cash as well as investments in equity securities of certain biotechnology companies. Changes in the value of our investment portfolio could adversely affect our earnings. The value of our investments may decline due to, among other things, increases in interest rates, downgrades of the bonds and other securities in our portfolio, instability in the global financial markets that reduces the liquidity of securities in our portfolio, declines in the value of collateral underlying the securities in our portfolio and other factors. Each of these events may cause us to record charges to reduce the carrying value of our investment portfolio or sell investments for less than our acquisition cost. Although we attempt to mitigate these risks through diversification of our investments and continuous monitoring of our portfolio's overall risk profile, the value of our investments may nevertheless decline.
There can be no assurance that we will continue to repurchase shares or that we will repurchase shares at favorable prices.
From time to time our Board of Directors authorizes share repurchase programs. The amount and timing of share repurchases are subject to capital availability and our determination that share repurchases are in the best interest of our shareholders and are in compliance with all respective laws and our applicable agreements. Our ability to repurchase shares will depend upon, among other factors, our cash balances and potential future capital requirements for strategic transactions, our results of operations, our financial condition and other factors beyond our control that we may deem relevant. A reduction in repurchases under, or the completion of, our share repurchase programs could have a negative effect on our stock price. We can provide no assurance that we will repurchase shares at favorable prices, if at all.
We may not be able to access the capital and credit markets on terms that are favorable to us.
We may seek access to the capital and credit markets to supplement our existing funds and cash generated from operations for working capital, capital expenditure and debt service requirements and other business initiatives. The capital and credit markets are experiencing, and have in the past experienced, extreme volatility and disruption, which leads to uncertainty and liquidity issues for both borrowers and investors. In the event of adverse market conditions, we may be unable to obtain capital or credit market financing on favorable terms. Changes in credit ratings issued by nationally recognized credit rating agencies could also adversely affect our cost of financing and the market price of our securities.
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
•require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow for other purposes, including business development, research and development and mergers and acquisitions; and
•limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate, thereby placing us at a competitive disadvantage compared to our competitors that have less debt.
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
General Risk Factors
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
Below is a summary of our owned and leased properties as of December 31, 2020.
Massachusetts
In Cambridge, MA we own approximately 508,000 square feet of real estate space, consisting of a building that houses a research laboratory and a cogeneration plant totaling approximately 263,000 square feet and a building that contains research, development and quality laboratories totaling approximately 245,000 square feet.
In addition, we lease a total of approximately 1,169,000 square feet in Massachusetts, which is summarized as follows:
•800,000 square feet in Cambridge, MA, which is comprised of offices for our corporate headquarters and other administrative and development functions and laboratories, of which 265,000 square feet is subleased by multiple companies for general office space, laboratories and manufacturing facilities;

•357,000 square feet of office space in Weston, MA, of which 174,000 square feet is subleased through the remaining term of our lease agreement; and
•12,000 square feet of office space in Waltham, MA.
Our Massachusetts lease agreements expire at various dates through the year 2028.
North Carolina
In RTP, NC we own approximately 1,040,000 square feet of real estate space, which is summarized as follows:
•357,000 square feet of laboratory and office space;
•206,000 square foot multi-purpose facility, including an ASO manufacturing suite and administrative space;
•175,000 square feet related to a large-scale biologics manufacturing facility;
•105,000 square feet related to a small-scale biologics manufacturing facility;
•84,000 square feet of warehouse space and utilities;
•70,000 square feet related to a parenteral fill-finish facility; and
•43,000 square feet related to a large-scale purification facility.
In addition, we lease approximately 65,000 square feet of warehouse space and 103,000 square feet of office space in Durham, NC. Our North Carolina lease agreements expire at various dates through the year 2031.
Switzerland
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
Other International
We lease office space in Baar, Switzerland, our international headquarters; the U.K.; Germany; France; Japan; Canada and numerous other countries. Our international lease agreements expire at various dates through the year 2030.
Item  3.     Legal Proceedings
For a discussion of legal matters as of December 31, 2020, please read Note 20, Litigation, to our consolidated financial statements included in this report, which is incorporated into this item by reference.
Item  4.     Mine Safety Disclosures
Not applicable.

PART II
Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market and Stockholder Information
Our common stock trades on The Nasdaq Global Select Market under the symbol “BIIB.” As of February 2, 2021, there were approximately 505 shareholders of record of our common stock.
Dividends
We have not paid cash dividends since our inception. While we historically have not paid cash dividends and do not have a current intention to pay cash dividends, we continually review our capital allocation strategies, including, among other things, payment of cash dividends, share repurchases and acquisitions.
Issuer Purchases of Equity Securities
The following table summarizes our common stock repurchase activity during the fourth quarter of 2020:

Period	Total Number of Shares Purchased (#)	Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Programs (#)	Approximate Dollar Value of Shares That May Yet Be Purchased Under Our Programs ($ in millions)
October 2020	—	$—	—	$5,000.0
November 2020	—	$—	—	$5,000.0
December 2020	1,620,969	$246.77	—	$4,600.0
Total	1,620,969	$246.77
In October 2020 our Board of Directors authorized our 2020 Share Repurchase Program, which is a program to repurchase up to $5.0 billion of our common stock. Our 2020 Share Repurchase Program does not have an expiration date. All share repurchases under our 2020 Share Repurchase Program will be retired. Under our 2020 Share Repurchase Program, we repurchased and retired approximately 1.6 million shares of our common stock at a cost of approximately $400.0 million during the year ended December 31, 2020.
In December 2019 our Board of Directors authorized a program to repurchase up to $5.0 billion of our common stock (December 2019 Share Repurchase Program), which was completed as of September 30, 2020. All shares repurchased under our December 2019 Share Repurchase Program were retired. Under our December 2019 Share Repurchase Program, we repurchased and retired approximately 16.7 million shares of our common stock at a cost of approximately $5.0 billion during the year ended December 31, 2020.
In March 2019 our Board of Directors authorized a program to repurchase up to $5.0 billion of our common stock (March 2019 Share Repurchase Program), which was completed as of March 31, 2020. All shares repurchased under our March 2019 Share Repurchase Program were retired. Under our March 2019 Share Repurchase Program, we repurchased and retired approximately 4.1 million and 14.7 million shares of our common stock at a cost of approximately $1.3 billion and $3.7 billion during the years ended December 31, 2020 and 2019, respectively.
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
In July 2016 our Board of Directors authorized a program to repurchase up to $5.0 billion of our common stock (2016 Share Repurchase Program), which was completed as of June 30, 2018. All share repurchases under our 2016 Share Repurchase Program were retired. Under our 2016 Share Repurchase Program, we repurchased and retired approximately 10.5 million shares of common stock at a cost of approximately $3.0 billion during the year ended December 31, 2018.

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
The performance graph below assumes the investment of $100.00 on December 31, 2015, in our common stock and each of the three indexes, with dividends being reinvested. Our stock prices have been adjusted for the effect of the spin-off of our hemophilia business. The five-year cumulative total stockholder return for Biogen does not reflect the reinvestment by Biogen shareholders of the distribution they received in connection with the spin-off of our hemophilia business or any subsequent increase or decrease in value of Bioverativ stock subsequent to the spin-off.
The stock price performance in the graph below is not necessarily indicative of future price performance.

$225
$200
$175
$150
$125
$100
$75
$50
2015
2016
2017
2018
2019
2020
Biogen Inc.
S&P 500 Index
Nasdaq Pharmaceutical Index
Nasdaq Biotechnology Index

	2015	2016	2017	2018	2019	2020
Biogen Inc.	$100.00	$92.57	$112.74	$106.49	$105.01	$86.65
Nasdaq Pharmaceutical Index	$100.00	$98.91	$117.83	$127.20	$145.65	$160.97
S&P 500 Index	$100.00	$111.96	$136.40	$130.42	$171.49	$203.04
Nasdaq Biotechnology Index	$100.00	$78.65	$95.69	$87.21	$109.11	$137.94
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

Item 6.     Selected Financial Data
BIOGEN INC. AND SUBSIDIARIES
SELECTED FINANCIAL DATA

Our results of operations are summarized as follows:
	For the Years Ended December 31,
(In millions, except per share amounts)	2020	2019	2018	2017	2016
Results of Operations
Product revenues, net	$10,692.2	$11,379.8	$10,886.8	$10,354.7	$9,817.9
Revenues from anti-CD20 therapeutic programs	1,977.8	2,290.4	1,980.2	1,559.2	1,314.5
Other revenues	774.6	707.7	585.9	360.0	316.4
Total revenues	13,444.6	14,377.9	13,452.9	12,273.9	11,448.8
Total cost and expenses	8,894.5	7,335.3	7,564.3	6,928.1	6,297.1
Income from operations	4,550.1	7,042.6	5,888.6	5,345.8	5,151.7
Other income (expense), net	497.4	83.3	11.0	(217.0)	(218.7)
Income before income tax expense and equity in loss of investee, net of tax	5,047.5	7,125.9	5,899.6	5,128.8	4,933.0
Income tax expense	992.3	1,158.0	1,425.6	2,458.7	1,237.3
Equity in loss of investee, net of tax	(5.3)	79.4	—	—	—
Net income	4,060.5	5,888.5	4,474.0	2,670.1	3,695.7
Net income (loss) attributable to noncontrolling interests, net of tax	59.9	—	43.3	131.0	(7.1)
Net income attributable to Biogen Inc.	$4,000.6	$5,888.5	$4,430.7	$2,539.1	$3,702.8

Diluted Earnings Per Share
Diluted earnings per share attributable to Biogen Inc.	$24.80	$31.42	$21.58	$11.92	$16.93
Weighted-average shares used in calculating diluted earnings per share attributable to Biogen Inc.	161.3	187.4	205.3	213.0	218.8

Our financial condition is summarized as follows:
	As of December 31,
(In millions)	2020	2019	2018	2017	2016
Financial Condition
Cash, cash equivalents and marketable securities	$3,382.2	$5,884.0	$4,913.9	$6,746.3	$7,724.5
Total assets	$24,618.9	$27,234.3	$25,288.9	$23,652.6	$22,876.8
Notes payable, less current portion	$7,426.2	$4,459.0	$5,936.5	$5,935.0	$6,512.7
Total Biogen Inc. shareholders’ equity	$10,700.3	$13,343.2	$13,039.6	$12,612.8	$12,140.1
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
For our discussion of the year ended December 31, 2019, compared to the year ended December 31, 2018, please read Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations located in our Annual Report on Form 10-K for the year ended December 31, 2019.
Executive Summary
Introduction
Biogen is a global biopharmaceutical company focused on discovering, developing and delivering worldwide innovative therapies for people living with serious neurological and neurodegenerative diseases as well as related therapeutic adjacencies. Our core growth areas include MS and neuroimmunology; Alzheimer's disease and dementia; neuromuscular disorders, including SMA and ALS; movement disorders, including Parkinson's disease; ophthalmology; and neuropsychiatry. We are also focused on discovering, developing and delivering worldwide innovative therapies in our emerging growth areas of immunology; acute neurology; and neuropathic pain. In addition, we commercialize biosimilars of advanced biologics. We support our drug discovery and development efforts through the commitment of significant resources to discovery, research and development programs and business development opportunities.
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
Our innovative drug development and commercialization activities are complemented by our biosimilar business that expands access to medicines and reduces the cost burden for healthcare systems. Through our agreements with Samsung Bioepis, our joint venture with Samsung BioLogics, we market and sell BENEPALI, an etanercept biosimilar referencing ENBREL, IMRALDI, an adalimumab biosimilar referencing HUMIRA, and FLIXABI, an infliximab biosimilar referencing REMICADE, in certain countries in Europe and have an option to acquire exclusive rights to commercialize these products in China. Additionally, we have exclusive rights to commercialize two potential ophthalmology biosimilar products, SB11, a proposed ranibizumab biosimilar referencing LUCENTIS, and SB15, a proposed aflibercept biosimilar referencing EYLEA, in major markets worldwide, including the U.S., Canada, Europe, Japan and Australia. For additional information on our collaboration arrangements with Samsung Bioepis, please read Note 18, Collaborative and Other Relationships, to our consolidated financial statements included in this report.
We seek to ensure an uninterrupted supply of medicines to our patients around the world. To that end, we continually review our manufacturing capacity, capabilities, processes and facilities. In order to support our future growth and drug development pipeline, we are expanding our large molecule production capacity by building a large-scale biologics manufacturing facility in Solothurn, Switzerland, which we expect to be partially operational during the first half of 2021. We believe that the Solothurn manufacturing facility will provide us with the ability to further expand if our future growth and drug development plans increase.
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

Business Environment
For a detailed discussion on our business environment, please read Item 1. Business included in this report. For additional information on our competition and pricing risks that could negatively impact our product sales, please read Item 1A. Risk Factors and Item 7A. Quantitative and Qualitative Disclosures About Market Risk included in this report.
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
Multiple TECFIDERA generic entrants are now in the U.S. market and have deeply discounted prices compared to TECFIDERA. The generic competition for TECFIDERA significantly reduced our TECFIDERA revenues during the year ended December 31, 2020, and is expected to have a substantial negative impact on our TECFIDERA revenues for as long as there is generic competition. For additional information, please read the discussion under Results of Operations - Product Revenues - Multiple Sclerosis (MS) - Fumarate below.
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
While we are currently continuing the clinical trials we have underway in sites across the globe,
COVID-19 precautions have impacted the timeline for some of our clinical trials and these precautions may, directly or indirectly, have a further impact on timing in the future. For example, our Phase 3 study of BIIB093 for LHI, a severe form of ischemic stroke, has been delayed as this study involves administration of BIIB093 in an acute hospital setting. To help mitigate the impact of the COVID-19 pandemic to our clinical trials, we are pursuing innovative approaches such as remote monitoring, remote patient visits and supporting home infusions. These alternative measures have resulted in an immaterial increase to the cost of the clinical trials underway.
For additional information on the various risks posed by the COVID-19 pandemic, please read Item 7A. Quantitative and Qualitative Disclosures About Market Risk and Item 1A. Risk Factors included in this report.
Brexit
Effective January 31, 2020, the U.K. ceased to be a member state of the E.U., a process known as Brexit, and began a transition period, which expired on December 31, 2020.
In December 2020 the U.K. and the E.U. agreed on a trade and cooperation agreement, under which the E.U. and the U.K. will now form two separate markets governed by two distinct regulatory and legal regimes. The trade and cooperation agreement covers the general objectives and framework of the relationship between the U.K. and the E.U., including as it relates to trade, transport and visas. Notably, under the trade and cooperation agreement, U.K. service suppliers no longer benefit from automatic access to the entire E.U. single market, U.K. goods no longer benefit from the free movement of goods and there is no longer the free movement of people between the U.K. and the E.U. Depending on the application of the terms of the trade and cooperation agreement, we could face new regulatory costs and challenges.
We do not expect Brexit to have a material impact on our consolidated results of operations as less than 4.0% of our total product revenues in 2020, 2019 and 2018 were derived from U.K. sales. However, we cannot predict the direction Brexit-related developments will take nor the impact of those developments on our European operations and the economies of the markets where we operate. Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which E.U. laws to replace or replicate, including U.K. competition laws. Therefore, we will continue to monitor for developments in this area and assess any potential impacts on our business and results of operations.

Financial Highlights
Diluted earnings per share attributable to Biogen Inc. were $24.80 for 2020, representing a decrease of 21.1% as compared to $31.42 in the same period in 2019.
As described below under Results of Operations, our net income and diluted earnings per share attributable to Biogen Inc. for the year ended December 31, 2020, compared to the year ended December 31, 2019, reflects the following:
Revenues
•Total revenues were $13,444.6 million for 2020, representing a decrease of 6.5% as compared to $14,377.9 million in 2019.
•Product revenues, net totaled $10,692.2 million for 2020, representing a decrease of 6.0% as compared to $11,379.8 million in 2019. This decrease was primarily due to a $697.2 million, or 8.2%, decrease in MS product revenues and a $44.9 million, or 2.1%, decrease in revenues from SPINRAZA, partially offset by a $57.5 million, or 7.8%, increase in revenues from our biosimilar business. Product revenues, net, compared to the same period in 2019, further reflects the unfavorable impact of foreign currency exchange of $111.6 million.
◦The decrease in MS product revenues was primarily due to a decrease in TECFIDERA demand and price as a result of multiple TECFIDERA generic entrants entering the U.S. market during the year ended December 31, 2020.
•Revenues from anti-CD20 therapeutic programs totaled $1,977.8 million for 2020, representing a decrease of 13.6% as compared to $2,290.4 million in 2019. This decrease was primarily due to a $490.7 million, or 31.7%, decrease in RITUXAN revenues, partially offset by a $157.9 million, or 23.0%, increase in royalty revenues on sales of OCREVUS. Sales of RITUXAN have been adversely affected primarily by the onset of biosimilars competition in the U.S.
•Other revenues totaled $774.6 million for 2020, representing an increase of 9.5% over $707.7 million in 2019. This increase was due to higher contract manufacturing revenues, primarily resulting from $346.2 million in revenues related to the delivery of the license for certain of our manufacturing-related intellectual property to a contract manufacturing customer.
Expenses
•Total cost and expenses were $8,894.5 million for 2020, representing an increase of 21.3% from $7,335.3 million in 2019. This increase was primarily due to a $1,710.3 million, or 75.0%, increase in research and development expense.
◦The increase in research and development expense was primarily due to $1,893.3 million in charges recognized in connection with upfront payments associated with entering into our collaborations with Sangamo, Denali and Sage.
This increase was partially offset by:
◦a 5.1% decrease in amortization and impairment of acquired intangible assets; and
◦a $92.5 million gain recognized in 2020 associated with the divestiture of our Hillerød, Denmark manufacturing operations.
As described below under Financial Condition, Liquidity and Capital Resources:
•We generated $4,229.8 million of net cash flows from operations for 2020.
•Cash, cash equivalents and marketable securities totaled approximately $3,382.2 million as of December 31, 2020.
•We repurchased and retired approximately 22.4 million shares of our common stock at a cost of approximately $6.7 billion during 2020 under our 2020, December 2019 and March 2019 Share Repurchase Programs.
Acquisitions, Collaborative and Other Relationships
For additional information on our acquisitions, collaborative and other relationships discussed below, please read Note 2, Acquisitions, Note 18, Collaborative and Other Relationships, and Note 19, Investments in Variable Interest Entities, to our consolidated financial statements included in this report.
BIIB118 Acquisition
In March 2020 we acquired BIIB118, a novel CNS-penetrant small molecule inhibitor of casein kinase 1, for the potential treatment of patients with behavioral and neurological symptoms across various psychiatric and neurological diseases from Pfizer. We are developing BIIB118 for the potential treatment of ISWRD in Parkinson’s disease and plan to develop

BIIB118 for the potential treatment of sundowning in Alzheimer's disease.
For additional information on our acquisition of BIIB118, please read Note 2, Acquisitions, to our consolidated financial statements included in this report.
Sangamo Therapeutics, Inc.
In April 2020 we closed a collaboration and license agreement with Sangamo to develop and commercialize ST-501 for tauopathies, including Alzheimer's disease; ST-502 for synucleinopathies, including Parkinson’s disease; a third neuromuscular disease target; and up to nine additional neurological disease targets to be identified and selected within a five-year period.
For additional information on our collaboration arrangement with Sangamo, please read Note 18, Collaborative and Other Relationships, to our consolidated financial statements included in this report.
Denali Therapeutics Inc.
In October 2020 we closed a collaboration and license agreement with Denali to co-develop and co-commercialize Denali's small molecule inhibitors of LRRK2 for Parkinson's disease. In addition to the LRRK2 program, we also have an exclusive option to license two preclinical programs from Denali’s Transport Vehicle platform, including its Antibody Transport Vehicle: Abeta program and a second program utilizing its Transport Vehicle technology. Further, we have a right of first negotiation on two additional Transport Vehicle-enabled therapeutics, should Denali decide to seek a collaboration for such programs.
For additional information on our collaboration arrangement with Denali, please read Note 18, Collaborative and Other Relationships, to our consolidated financial statements included in this report.
Sage Therapeutics, Inc.
In December 2020 we closed a global collaboration and license agreement with Sage to jointly develop and commercialize zuranolone for the potential treatment of major depressive disorder, postpartum depression and other psychiatric disorders and SAGE-324 for the potential treatment of essential tremor and other neurological disorders.
For additional information on our collaboration arrangement with Sage, please read Note 18, Collaborative and Other Relationships, to our consolidated financial statements included in this report.
Other Key Developments
Aducanumab (AB mAb)
In July 2020 we completed the submission of a BLA for the approval of aducanumab to the FDA. In August 2020 the FDA accepted the BLA and granted Priority Review with a PDUFA action date on March 7, 2021. In November 2020 the FDA held a virtual meeting of the Advisory Committee to review data supporting the BLA for aducanumab and to vote on questions presented at the meeting. A majority of the Advisory Committee members voted against each of the questions presented at the meeting.
In January 2021 the FDA extended the review period for the BLA for aducanumab by three months. The updated PDUFA action date is June 7, 2021. As part of the ongoing review, we submitted a response to an information request by the FDA, including additional analyses and clinical data, which the FDA considered a Major Amendment to the application that will require additional time for review.
In October 2020 the EMA accepted for review the MAA for aducanumab.
In December 2020 the Ministry of Health, Labor and Welfare accepted for review the Japanese New Drug Application for aducanumab.
2020 Share Repurchase Program
In October 2020 our Board of Directors authorized our 2020 Share Repurchase Program, which is a program to repurchase up to $5.0 billion of our common stock. Our 2020 Share Repurchase Program does not have an expiration date. All share repurchases under our 2020 Share Repurchase Program will be retired.

Results of Operations
Revenues
Revenues are summarized as follows:

	For the Years Ended December 31,			% Change		$ Change
				2020 vs. 2019	2019 vs. 2018	2020 vs. 2019	2019 vs. 2018
(In millions, except percentages)	2020	2019	2018
Product revenues, net:
United States	$5,900.1	$6,713.8	$6,800.5	(12.1)%	(1.3)%	$(813.7)	$(86.7)
Rest of world	4,792.1	4,666.0	4,086.3	2.7	14.2	126.1	579.7
Total product revenues, net	10,692.2	11,379.8	10,886.8	(6.0)	4.5	(687.6)	493.0
Revenues from anti-CD20 therapeutic programs	1,977.8	2,290.4	1,980.2	(13.6)	15.7	(312.6)	310.2
Other revenues	774.6	707.7	585.9	9.5	20.8	66.9	121.8
Total revenues	$13,444.6	$14,377.9	$13,452.9	(6.5)%	6.9%	$(933.3)	$925.0
Product Revenues
Product revenues are summarized as follows:

	For the Years Ended December 31,			% Change		$ Change
				2020 vs. 2019	2019 vs. 2018	2020 vs. 2019	2019 vs. 2018
(In millions, except percentages)	2020	2019	2018
Multiple Sclerosis (MS):
Fumarate*	$3,905.4	$4,438.2	$4,274.1	(12.0)%	3.8%	$(532.8)	$164.1
Interferon**	1,877.5	2,101.8	2,363.0	(10.7)	(11.1)	(224.3)	(261.2)
TYSABRI	1,946.1	1,892.2	1,864.0	2.8	1.5	53.9	28.2
FAMPYRA	103.1	97.1	92.7	6.2	4.7	6.0	4.4
ZINBRYTA	—	—	1.4	—	nm	—	(1.4)
Subtotal: MS product revenues	7,832.1	8,529.3	8,595.2	(8.2)	(0.8)	(697.2)	(65.9)

Spinal Muscular Atrophy:
SPINRAZA	2,052.1	2,097.0	1,724.2	(2.1)	21.6	(44.9)	372.8

Biosimilars:
BENEPALI	481.6	486.2	485.2	(0.9)	0.2	(4.6)	1.0
IMRALDI	216.3	184.0	16.7	17.6	nm	32.3	167.3
FLIXABI	97.9	68.1	43.2	43.8	57.6	29.8	24.9
Subtotal: Biosimilar product revenues	795.8	738.3	545.1	7.8	35.4	57.5	193.2

Other:
FUMADERM	12.2	15.2	22.3	(19.7)	(31.8)	(3.0)	(7.1)

Total product revenues, net	$10,692.2	$11,379.8	$10,886.8	(6.0)%	4.5%	$(687.6)	$493.0

*Fumarate includes TECFIDERA and VUMERITY. VUMERITY became commercially available in the U.S. in November 2019.
**Interferon includes AVONEX and PLEGRIDY.
nm Not meaningful.

Multiple Sclerosis (MS)
Fumarate
Fumarate revenues include sales from TECFIDERA and VUMERITY. In October 2019 the FDA approved VUMERITY for the treatment of RMS and VUMERITY became commercially available in the U.S. in November 2019.
For 2020 compared to 2019, the 17.2% decrease in U.S. Fumarate revenues was primarily due to a decrease in TECFIDERA demand and price as a result of multiple TECFIDERA generic entrants entering the U.S. market during the year ended December 31, 2020. This decrease was partially offset by an increase of approximately $60.0 million in VUMERITY sales, which became commercially available in the U.S. in November 2019.
For 2020 compared to 2019, the 3.3% increase in rest of world Fumarate revenues was primarily due to an increase in TECFIDERA sales volumes of 8.6%, partially offset by pricing reductions in certain European countries and the unfavorable impact of foreign currency exchange. The increase in volumes was primarily due to continued strong patient growth in our E.U. direct markets, including Italy, Spain and the U.K., as well as growth in Japan and Brazil.
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
Multiple TECFIDERA generic entrants are now in the U.S. market and have deeply discounted prices compared to TECFIDERA. The generic competition for TECFIDERA significantly reduced our TECFIDERA revenues during the year ended December 31, 2020, and is expected to have a substantial negative impact on our TECFIDERA revenues for as long as there is generic competition.
We anticipate an increase in TECFIDERA sales volume in rest of world in 2021, compared to 2020, notwithstanding the increasing competition from additional treatments for MS and potential disruptions due, directly or indirectly, to the COVID-19 pandemic.
We expect an increase in VUMERITY sales volume in the U.S., mostly driven by the continued launch of VUMERITY.
For additional information on our collaboration arrangement with Alkermes, please read Note 18, Collaborative and Other Relationships, to our consolidated financial statements included in this report.
Interferon
For 2020 compared to 2019, the 10.7% decrease in U.S. Interferon revenues was primarily due to a decrease in Interferon sales volumes of 12.0%. The net decline in sales volumes reflects the continued decline of the Interferon market as patients transition to other higher efficacy and oral MS therapies.
For 2020 compared to 2019, the 10.5% decrease in rest of world Interferon revenues was primarily due to a decrease in Interferon sales volumes of 7.1%, which negatively impacted comparative revenue of $48.1 million.
We expect that Interferon revenues will continue to decline in both the U.S. and rest of world markets in 2021, compared to 2020, as a result of increasing competition from our other MS products as well as other treatments for MS, including biosimilars, and pricing reductions in certain European markets.
AVONEX
For 2020, 2019 and 2018 U.S. AVONEX revenues totaled $1,083.4 million, $1,202.1 million and $1,420.2 million, respectively.
For 2020, 2019 and 2018 rest of world AVONEX revenues totaled $408.5 million, $463.8 million and $495.3 million, respectively.
PLEGRIDY
For 2020, 2019 and 2018 U.S. PLEGRIDY revenues totaled $190.1 million, $224.5 million and $248.1 million, respectively.
For 2020, 2019 and 2018 rest of world PLEGRIDY revenues totaled $195.5 million, $211.4 million and $199.4 million, respectively.
TYSABRI
For 2020 compared to 2019, the 5.3% increase in U.S. TYSABRI revenues was primarily due to an increase in TYSABRI sales volume of 1.0% and price increases, partially offset by higher discounts and allowance rates.
For 2020 compared to 2019, rest of world TYSABRI revenues remained flat, with stable volume and pricing.
We anticipate TYSABRI sales volume to modestly increase on a global basis in 2021, compared to 2020, despite increasing competition from additional treatments for MS, including OCREVUS. We believe that some TYSABRI infusions may be delayed due, directly or indirectly, to the
COVID-19 pandemic. We expect to continue to face price reductions in certain European markets.
Spinal Muscular Atrophy (SMA)
SPINRAZA
For 2020 compared to 2019, the 15.6% decrease in U.S. SPINRAZA revenues was primarily due to a decrease in sales volumes of 15.0%, resulting from increased competition as well as lower loading and maintenance doses due to the impact of site of care closures as a result of the COVID-19 pandemic.
For 2020 compared to 2019, the 8.7% increase in rest of world SPINRAZA revenues was primarily due to a net increase in sales volumes of 16.8%, which was reflective of the impact of a shift from loading to maintenance doses and the impact of site of care closures as a result of the COVID-19 pandemic. This increase was partially lower net prices and the unfavorable impact of foreign currency exchange.
In 2021 we expect that SPINRAZA revenues will be subject to increased competition resulting in higher discontinuations and a lower rate of new patient starts combined with the impact of loading dose dynamics as patients transition to dosing once every four months and lower prices in certain rest of world countries. We believe that some SPINRAZA doses may continue to be delayed due, directly or indirectly, to the COVID-19 pandemic.
We face competition from a gene therapy product that was approved in the U.S. and the E.U. and a new oral product that was approved in the U.S. and has been accepted for review in the E.U. We expect that we will experience competition from both products in additional jurisdictions in the future. Additionally, we are aware of other products now in development that, if launched, may also compete with SPINRAZA. Future sales of SPINRAZA may be adversely affected by the commercialization of competing products.
For additional information on our collaboration arrangements with Ionis, please read Note 18, Collaborative and Other Relationships, to our consolidated financial statements included in this report.
Biosimilars
BENEPALI, IMRALDI and FLIXABI
For 2020 compared to 2019, the 7.8% increase in biosimilar revenues was primarily due to higher sales volumes and a favorable foreign currency impact, partially offset by the unfavorable impact of price decreases.
In 2021 we expect modest to moderate revenue growth for our biosimilars business depending on the impact of the COVID-19 pandemic. We expect growth to be primarily driven by the continued launch of IMRALDI in Europe, partially offset by price reductions in certain European countries.
In December 2019 we completed a transaction with Samsung Bioepis and secured the exclusive rights to commercialize two potential ophthalmology biosimilars, SB11, a proposed ranibizumab biosimilar referencing LUCENTIS, and SB15, a proposed aflibercept biosimilar referencing EYLEA, in major markets worldwide, including the U.S., Canada, Europe, Japan and Australia. In October 2020 the EMA accepted for review the MAA for SB11 and in November 2020 the FDA accepted the BLA for SB11. We also acquired an option to extend our existing commercial agreement with Samsung Bioepis for BENEPALI, IMRALDI and FLIXABI in certain countries in
Europe and obtained an option to acquire exclusive rights to commercialize these products in China.
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
Biogen’s Share of Pre-tax Profits in the U.S. for RITUXAN and GAZYVA
The following table provides a summary of amounts comprising our share of pre-tax profits in the U.S. for RITUXAN and GAZYVA:

	For the Years Ended December 31,
(In millions)	2020	2019	2018
Product revenues, net	$3,334.1	$4,747.4	$4,484.3
Cost and expenses	433.0	622.7	669.6
Pre-tax profits in the U.S.	$2,901.1	$4,124.7	$3,814.7
Biogen's share of pre-tax profits	$1,080.2	$1,542.4	$1,431.9

For 2020 compared to 2019, the decrease in U.S. product revenues, net was primarily due to a decrease in sales volumes of RITUXAN in the U.S. of 26.7%, due to the onset of competition from multiple biosimilars, and we believe RITUXAN was adversely impacted by the COVID-19 pandemic.
For 2020 compared to 2019, product revenues, net also reflects increases in GAZYVA sales volumes of 24.7%.
For 2020 compared to 2019, the decrease in collaboration costs and expenses was primarily due to lower cost of sales on RITUXAN.
We are aware of several other anti-CD20 molecules, including biosimilar products, that have recently been approved and are expected to compete with RITUXAN and GAZYVA in the oncology market. In November 2019, January 2020 and January 2021 biosimilar products referencing RITUXAN were launched in the U.S. and are being offered at lower prices. This competition has adversely affected the pre-tax profits of our collaboration arrangements with Genentech and could have a significant adverse affect on our co-promotion profits in the U.S. in future years.
Other Revenues from Anti-CD20 Therapeutic Programs
Other revenues from anti-CD20 therapeutic programs consist of royalty revenues on sales of
OCREVUS and our share of pre-tax co-promotion profits from RITUXAN in Canada.
For 2020 compared to 2019, the increase in other revenues from anti-CD20 therapeutic programs was primarily due to sales growth of OCREVUS. Royalty revenues recognized on sales of OCREVUS for the years ended December 31, 2020, 2019 and 2018, totaled $845.4 million, $687.5 million and $478.3 million, respectively.
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
Other Revenues
Other revenues are summarized as follows:

	For the Years Ended December 31,			% Change		$ Change
				2020 vs. 2019	2019 vs. 2018	2020 vs. 2019	2019 vs. 2018
(In millions, except percentages)	2020	2019	2018
Revenues from collaborative and other relationships	$21.6	$106.2	$87.8	(79.7)%	21.0%	$(84.6)	$18.4
Other royalty and corporate revenues	753.0	601.5	498.1	25.2	20.8	151.5	103.4
Total other revenues	$774.6	$707.7	$585.9	9.5%	20.8%	$66.9	$121.8

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
For the years ended December 31, 2020 and 2019, we recognized $20.9 million and $106.2 million, respectively, related to the services described above provided to Samsung Bioepis.
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
Other corporate revenues for the year ended December 31, 2020, reflect $346.2 million related to the delivery of the license for certain of our manufacturing-related intellectual property under the amended agreement discussed above and the performance of manufacturing product supply services for such customer. We have allocated the remaining $153.8 million of the $500.0 million transaction price to the performance of manufacturing product supply services for the customer, which we expect to perform through 2026. The value allocated to the manufacturing services was based on expected demand for supply and the fair value of comparable manufacturing and development services.
For 2020 compared to 2019, the increase in other royalty and corporate revenues was due to higher contract manufacturing revenues, primarily resulting from $346.2 million in revenues related to the delivery of the license for certain of our manufacturing-related intellectual property to a contract manufacturing customer, as discussed above.
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
Reserves for discounts, contractual adjustments and returns that reduced gross product revenues are summarized as follows:
For the years ended December 31, 2020, 2019 and 2018, reserves for discounts and allowances as a percentage of gross product revenues were 27.1%, 24.3% and 23.7%, respectively.
Discounts
Discounts include trade term discounts and wholesaler incentives.
For 2020 compared to 2019, the increase in discounts was primarily driven by an increase in gross biosimilar sales in our international markets as well as increases in discount percentages in certain countries.
Contractual Adjustments
Contractual adjustments primarily relate to Medicaid and managed care rebates, pharmacy rebates, co-payment (copay) assistance, VA and PHS discounts, specialty pharmacy program fees and other government rebates or applicable allowances.
For 2020 compared to 2019, the increase in contractual adjustments was primarily due to higher pharmacy rebates and governmental rebates in the
U.S. as well as higher governmental rebates and allowances in the rest of world, due in part to an increase in SPINRAZA sales volumes worldwide.
Returns
Product return reserves are established for returns expected to be made by wholesalers. In accordance with contractual terms, wholesalers are permitted to return product for reasons such as damaged or expired product. The majority of wholesaler returns are due to product expiration. Provisions for product returns are recognized in the period the related revenues are recognized, resulting in a reduction to product sales.
For 2020 compared to 2019, return reserves were relatively consistent.
For additional information on our revenue reserves, please read Note 4, Revenues, to our consolidated financial statements included in this report.
Cost and Expenses
A summary of total cost and expenses is as follows:

	For the Years Ended December 31,			% Change		$ Change
				2020 vs. 2019	2019 vs. 2018	2020 vs. 2019	2019 vs. 2018
(In millions, except percentages)	2020	2019	2018
Cost of sales, excluding amortization and impairment of acquired intangible assets	$1,805.2	$1,955.4	$1,816.3	(7.7)%	7.7%	$(150.2)	$139.1
Research and development	3,990.9	2,280.6	2,597.2	75.0	(12.2)	1,710.3	(316.6)
Selling, general and administrative	2,504.5	2,374.7	2,106.3	5.5	12.7	129.8	268.4
Amortization and impairment of acquired intangible assets	464.8	489.9	747.3	(5.1)	(34.4)	(25.1)	(257.4)
Collaboration profit (loss) sharing	232.9	241.6	185.0	(3.6)	30.6	(8.7)	56.6
(Gain) loss on divestiture of Hillerød, Denmark manufacturing operations	(92.5)	55.3	—	nm	nm	(147.8)	55.3
(Gain) loss on fair value remeasurement of contingent consideration	(86.3)	(63.7)	(12.3)	35.5	417.9	(22.6)	(51.4)
Acquired in-process research and development	75.0	—	112.5	nm	nm	75.0	(112.5)
Restructuring charges	—	1.5	12.0	nm	(87.5)	(1.5)	(10.5)
Total cost and expenses	$8,894.5	$7,335.3	$7,564.3	21.3%	(3.0)%	$1,559.2	$(229.0)

nm Not meaningful

Cost of Sales, Excluding Amortization and Impairment of Acquired Intangible Assets
Cost of sales, as a percentage of total revenues, were 13.4%, 13.6% and 13.5% for the years ended December 31, 2020, 2019 and 2018, respectively.
Product Cost of Sales
For 2020 compared to 2019, the decrease in product cost of sales was primarily due to lower cost of sales from contract manufacturing agreements, primarily resulting from the sale of hemophilia inventory, with a cost basis of $173.5 million, to Bioverativ in the first quarter of 2019 and FUJIFILM assuming responsibility for the manufacture of clinical and commercial quantities of bulk drug substance of biosimilar products for Samsung Bioepis during the third quarter of 2019.
Inventory amounts written down as a result of excess, obsolescence, unmarketability or other reasons totaled $26.6 million, $52.2 million and $41.9 million for the years ended December 31, 2020, 2019 and 2018, respectively.
Royalty Cost of Sales
For 2020 compared to 2019, the decrease in royalty cost of sales was primarily due to lower royalties payable on lower sales of AVONEX and SPINRAZA.
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
For 2020 compared to 2019, the increase in research and development expense was primarily due to approximately $1,084.0 million, $601.3 million and $208.0 million of upfront payments made in connection with entering into our collaborations with Sage, Denali and Sangamo, respectively.
In 2020 we recorded significant upfront payments related to our new collaborations as part of research and development expense. Excluding upfront payments, we expect our core research and development expense to increase in 2021, driven by continued investment in our pipeline, including significant investments related to the new assets in the Sage collaboration. We intend to continue committing significant resources to targeted research and development opportunities where there is a significant unmet need and where a drug candidate has the potential to be highly differentiated.
At December 31, 2020, we capitalized approximately $93.8 million of pre-launch inventory for aducanumab. If aducanumab does not receive regulatory approval in the U.S., we would expense this inventory as research and development expense and, under the terms of the Aducanumab Collaboration Agreement, Eisai would reimburse us for 45.0% of the costs.
Milestone and Upfront Expenses
Research and development expense for 2020 includes:
•$1,084.0 million charge to research and development expense in connection with the upfront payment associated with entering into our collaboration with Sage in the fourth quarter of 2020;

•$601.3 million charge to research and development expense in connection with the upfront payment associated with entering into our collaboration with Denali in the third quarter of 2020; and
•$208.0 million charge to research and development expense in connection with the upfront payment associated with entering into our collaboration with Sangamo in the second quarter of 2020.
Research and development expense for 2019 includes:
•$63.0 million charge to research and development expense in connection with our agreement with Samsung Bioepis to secure the exclusive rights to commercialize two potential ophthalmology biosimilar products; and
•$45.0 million charge to research and development expense upon the exercise of our option to obtain a worldwide, exclusive, royalty-bearing license from Ionis to develop and commercialize BIIB080 (tau ASO) for the potential treatment of Alzheimer's disease.
The upfront payments associated with these collaborations are classified as research and development expense as the programs they relate to had not achieved regulatory approval as of the payment date.
For additional information about these collaboration arrangements, please read Note 18, Collaborative and Other Relationships, to our consolidated financial statements included in this report.
Early Stage Programs
For 2020 compared to 2019, the decrease in spending related to our early stage programs was primarily due to a decrease in costs associated with:
•the discontinuation of gosuranemab in progressive supraneuclear palsy;
•the advancement of toferson in ALS into late stage; and
•the discontinuation of the Phase 2b study of BG00011 for the potential treatment of idiopathic pulmonary fibrosis (IPF).
These decreases were partially offset by an increase in costs associated with:
•spending in the development of BIIB112 (RPGR gene therapy) in XLRP;
•spending in the development of BIIB080 in Alzheimer's disease; and
•spending in the development of gosuranemab in Alzheimer's disease.
Late Stage Programs
For 2020 compared to 2019, the decrease in spending associated with our late stage programs was primarily due to:
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
These decreases were partially offset by an increase in spending due to the advancement of toferson in ALS into late stage, an increase in spending related to BAN2401 in early Alzheimer's disease, our EMBARK redosing study for aducanumab and BIIB111 (timrepigene emparvovec) in CHM.
In the first quarter of 2019, as a result of the decision to discontinue the Phase 3 EMERGE and ENGAGE trials following a futility analysis, we accrued approximately $45.0 million related to the termination of clinical trials and research and development contracts net of the expected 45.0% Eisai reimbursement of development costs incurred by the collaboration for the advancement of aducanumab.
In July 2020 we completed the submission of a BLA for the approval of aducanumab to the FDA. In August 2020 the FDA accepted the BLA and granted Priority Review with a PDUFA action date on March 7, 2021. In January 2021 the FDA extended the review period for the BLA for aducanumab by three months. The updated PDUFA action date is June 7, 2021.
In March 2019 Eisai initiated a global Phase 3 trial for the development of BAN2401 in early Alzheimer's disease. Under our collaboration arrangement, Eisai serves as the global operational and regulatory lead for BAN2401 and all costs, including research, development, sales and marketing expenses, are shared equally between us and Eisai.
For additional information on our collaboration arrangements with Eisai, please read Note 18, Collaborative and Other Relationships, to our consolidated financial statements included in this report.
Selling, General and Administrative
For 2020 compared to 2019, the increase in selling, general and administrative expenses was primarily due to increased commercial and medical investments in support of pre-launch activities associated with the potential regulatory approval of aducanumab.
In 2021 we expect selling, general and administrative costs, including headcount and commercial infrastructure, to significantly increase as we support activities associated with the potential regulatory approvals of aducanumab in the U.S. and rest of world markets.
Amortization and Impairment of Acquired Intangible Assets
Our amortization expense is based on the economic consumption and impairment of intangible assets. Our most significant amortizable intangible assets are related to our TYSABRI, AVONEX, SPINRAZA, VUMERITY and TECFIDERA (rest of world) products and other programs acquired through business combinations.
For the year ended December 31, 2020, amortization and impairment of acquired intangible assets reflects the impact of a $115.0 million impairment charge related to BIIB111, which was obtained as part of our acquisition of Nightstar Therapeutics plc (NST), a $75.4 million impairment charge related to BIIB054 and a $19.3 million impairment charge related to one of our other IPR&D intangible assets.
For the year ended December 31, 2019, amortization and impairment of acquired intangible assets reflects the impact of a $215.9 million impairment charge related to certain IPR&D assets associated with the Phase 2b study of BG00011 for the potential treatment of IPF, which was discontinued in the third quarter of 2019.
Amortization of acquired intangible assets, excluding impairment charges, totaled $255.1 million, $274.0 million and $381.2 million for the years ended December 31, 2020, 2019 and 2018, respectively.
For 2020 compared to 2019, the decrease in amortization of acquired intangible assets, excluding impairment charges, was primarily due to a lower rate of amortization for acquired intangible assets.
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
Overall, the value of our acquired IPR&D assets is dependent upon several variables, including estimates of future revenues and the effects of competition, our ability to secure sufficient pricing in a competitive market, our ability to confirm safety and efficacy based on data from clinical trials and regulatory feedback, the level of anticipated development costs and the probability and timing of successfully advancing a particular research program from one clinical trial phase to the next. We are continually reevaluating our estimates concerning these and other variables, including our life cycle management strategies, research and development priorities and development risk, changes in program and portfolio economics and related impact of foreign currency exchange rates and economic trends and evaluating industry and company data regarding the productivity of clinical research and the development process. Changes in our estimates may result in a significant change to our valuation of our IPR&D assets.
BIIB111
During the fourth quarter of 2020 we began experiencing third-party manufacturing delays that may impact our timeline for a potential filing of a BLA for BIIB111 for regulatory approval by up to one year. In addition, we determined that forecasted costs associated with advancing the BIIB111 program through Phase 3 development and potential commercialization will exceed our original estimates. We reassessed the fair value of the program based on these changes in assumptions and determined that the program was partially impaired. We recognized an impairment charge of $115.0 million during the fourth quarter of 2020, which resulted in a reduction of the IPR&D asset from $480.0 million to $365.0 million.
BIIB054
In February 2021 we announced that we discontinued development of BIIB054 as a potential treatment of Parkinson's disease as our Phase 2 SPARK study did not meet its primary or secondary endpoints. Although we made this determination in February 2021, it was based on conditions that existed as of December 31, 2020. As a result, we recognized an impairment charge of approximately $75.4 million during the fourth quarter of 2020 to reduce the fair value of the related IPR&D intangible asset to zero.
Vixotrigine
In the periods since we acquired vixotrigine (BIIB074), there have been numerous delays in the initiation of Phase 3 studies for the potential treatment of trigeminal neuralgia (TGN) as we engaged with the FDA regarding the design of the Phase 3 studies and awaited data and insights from mid-stage clinical trials of vixotrigine in other indications that have since been completed. The fair value of the TGN asset is not significantly in excess of carrying value. As of December 31, 2020, the carrying value associated with our vixotrigine IPR&D assets was $177.5 million.
For additional information on the amortization and impairment of our acquired intangible assets, please read Note 6, Intangible Assets and Goodwill, to our consolidated financial statements included in this report.
Collaboration Profit (Loss) Sharing
Collaboration profit (loss) sharing primarily includes Samsung Bioepis' 50.0% share of the profit or loss related to our biosimilars commercial agreement with Samsung Bioepis.
For 2020, 2019 and 2018 we recognized a net profit-sharing expense of $266.5 million, $241.6 million and $187.4 million, respectively, to reflect Samsung Bioepis’ 50.0% sharing of the net collaboration profits.
For the year ended 2020, we also recognized net profit-sharing income of $33.8 million to reflect Eisai's 45.0% share of the $75.0 million milestone expense related to the completed submission of the BLA for the approval of aducanumab to the FDA.
For additional information on our collaboration arrangements with Samsung Bioepis and Eisai, please read Note 18, Collaborative and Other Relationships, to our consolidated financial statements included in this report.

(Gain) Loss on Divestiture of Hillerød, Denmark Manufacturing Operations
In March 2019 we entered into a share purchase agreement with FUJIFILM to sell all of the outstanding shares of our subsidiary that owned our biologics manufacturing operations in Hillerød, Denmark. The transaction closed in August 2019.
For the year ended December 31, 2019, we recognized a total net loss of approximately $124.2 million related to the transaction in our consolidated statements of income. This loss included a pre-tax loss of $55.3 million, which was recorded in loss on divestiture of Hillerød, Denmark manufacturing operations. The loss recognized was based on exchange rates and business conditions on the closing date of this transaction, and included costs to sell our Hillerød, Denmark manufacturing operations of approximately $11.2 million and our estimate of the fair value of adverse commitments of approximately $74.0 million, primarily associated with the guarantee of future minimum batch production at the Hillerød facility. We also recorded a tax expense of $68.9 million related to this transaction.
During the year ended December 31, 2020, we reduced our estimate of the fair value of the adverse commitment associated with the guarantee of future batch production by approximately $62.0 million based on our current manufacturing forecasts. Additionally, we recorded a reduction to our pre-tax loss of approximately $30.5 million due to a refund of interest paid associated with a tax matter.
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
The gain on fair value remeasurement of contingent consideration for 2020 was primarily due to the remeasurement of the contingent consideration associated with our BIIB054 program as well as changes in the probability and the expected timing of the achievement of certain remaining developmental milestones, changes in the interest rates used to revalue our contingent consideration liabilities and the passage of time.
The gain on fair value remeasurement of contingent consideration for 2019 was primarily due to the discontinuation of the Phase 2b study of BG00011 for the potential treatment of IPF as well as changes in the probability and expected timing of achievement of certain developmental milestones, a decrease in interest rates used to revalue our contingent consideration liabilities and the passage of time.
For additional information on our IPR&D intangible assets, please read Note 6, Intangible Assets and Goodwill, to our consolidated financial statements included in this report.

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
For additional information on our acquisition of BIIB118, please read Note 2, Acquisitions, to our consolidated financial statements included in this report.
Other Income (Expense), Net
For 2020 compared to 2019, the change in other income (expense), net primarily reflects an increase in our net unrealized gains on our holdings in equity securities, partially offset by higher interest expense.
For the year ended December 31, 2020, net unrealized and realized gains on our holdings in equity securities were approximately $681.8 million and $12.1 million, respectively, compared to net unrealized and realized gains of $150.1 million and $50.0 million in 2019. The net unrealized gains recognized during the year ended December 31, 2020, primarily reflects an increase in the fair value of Denali and Sangamo common stock of approximately $703.9 million.
For the year ended December 31, 2020, net interest expense was $180.5 million as compared to $67.4 million in 2019. This increase was primarily due to additional borrowings in 2020 and lower interest income earned on our investments in 2020 as compared to 2019. On April 30, 2020, we issued our senior unsecured notes for an aggregate principal amount of $3.0 billion (2020 Senior Notes).
We expect interest expense will increase in 2021, as our 2020 Senior Notes will be outstanding for the entire year.
For additional information on our 2020 Senior Notes, please read Note 12, Indebtedness, to our consolidated financial statements included in this report.
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
For the year ended December 31, 2020, as compared to 2019, the increase in our effective tax rate was primarily due to the income tax expense related to the establishment of a valuation allowance against certain net deferred tax assets, the realization of which is dependent on future sales of TECFIDERA in the U.S., partially offset by the benefit recognized on the effective settlement of certain tax matters. Additionally, our 2019 effective tax rate benefited from an internal reorganization of certain intellectual property rights and the enactment of a new taxing regime in the country and certain cantons of Switzerland, partially offset by tax expense related to the divestiture of our Hillerød, Denmark manufacturing operations. Although we recognized a loss on the divestiture of our Hillerød, Denmark manufacturing operations, the divestiture required us to write-off certain deferred tax assets and resulted in a taxable gain in certain jurisdictions.
For additional information on the divestiture of our Hillerød, Denmark manufacturing operations, please read Note 3, Divestitures, to our consolidated financial statements included in this report.
Accounting for Uncertainty in Income Taxes
For additional information on our uncertain tax positions and income tax rate reconciliation for 2020, 2019 and 2018, please read Note 16, Income Taxes, to our consolidated financial statements included in this report.
Equity in (Income) Loss of Investee, Net of Tax
In February 2012 we entered into a joint venture agreement with Samsung BioLogics establishing an entity, Samsung Bioepis, to develop, manufacture and market biosimilar products.
In June 2018 we exercised our option under our joint venture agreement to increase our ownership percentage in Samsung Bioepis from approximately
5.0% to approximately 49.9%. The share purchase transaction was completed in November 2018. As of December 31, 2020, our ownership percentage remained at approximately 49.9%.
We recognize our share of the results of operations related to our investment in Samsung Bioepis under the equity method of accounting one quarter in arrears when the results of the entity become available, which is reflected as equity in (income) loss of investee, net of tax in our consolidated statements of income. We recognize amortization on certain basis differences resulting from our November 2018 investment.
The former chief executive officer (the incumbent chairman of the board) and the chief financial officer of our joint venture partner, Samsung BioLogics, are currently subject to ongoing criminal proceedings that we continue to monitor. While these proceedings could impact the operations of Samsung Bioepis and its business, we have assessed the value of our investment in Samsung Bioepis and continue to believe that the fair value of the investment is in excess of its net book value.
For the year ended December 31, 2020, equity in (income) loss of investee, net of tax reflects our share of income totaling $45.3 million and amortization of basis differences totaling $40.0 million.
For the year ended December 31, 2019, equity in (income) loss of investee, net of tax reflects our share of losses totaling $1.2 million and amortization of basis differences totaling $78.2 million.
For additional information on our collaboration arrangements with Samsung Bioepis, please read Note 18, Collaborative and Other Relationships, to our consolidated financial statements included in this report.

Noncontrolling Interests, Net of Tax
For 2020 net income (loss) attributable to noncontrolling interests, net of tax, was primarily due to the $75.0 million milestone payment related to the completed submission of the BLA for the approval of aducanumab to the FDA.
For additional information on our collaboration arrangement with Neurimmune, please read Note 19, Investments in Variable Interest Entities, to our consolidated financial statements included in this report.
Financial Condition, Liquidity and Capital Resources
Our financial condition is summarized as follows:

	As of December 31,		% Change
(In millions, except percentages)	2020	2019	2020 vs. 2019
Financial assets:
Cash and cash equivalents	$1,331.2	$2,913.7	(54.3)%
Marketable securities — current	1,278.9	1,562.2	(18.1)
Marketable securities — non-current	772.1	1,408.1	(45.2)
Total cash, cash equivalents and marketable securities	$3,382.2	$5,884.0	(42.5)%
Borrowings:
Current portion of notes payable	$—	$1,495.8	nm
Notes payable	7,426.2	4,459.0	66.5
Total borrowings	$7,426.2	$5,954.8	24.7%
Working Capital:
Current assets	$6,887.1	$8,381.8	(17.8)%
Current liabilities	(3,742.2)	(4,863.8)	(23.1)
Total working capital	$3,144.9	$3,518.0	(10.6)%

nm Not meaningful
For the year ended December 31, 2020, certain significant cash flows were as follows:
•$4.2 billion in net cash flows provided by operating activities, which reflected $1.9 billion of upfront payments and the premium on stock purchases made in connection with entering into our collaborations with Sage, Denali and Sangamo and recognized as research and development expenses;
•$6.7 billion used for share repurchases;
•$3.0 billion in proceeds received from the issuance of our 2020 Senior Notes;
•$1.5 billion payment made for the redemption of our 2.90% Senior Notes due September 15, 2020, prior to their maturity;
•$906.7 million in total net payments for income taxes;
•$441.0 million used to purchase Sage common stock;

•$423.7 million used to purchase Denali common stock;
•$141.8 million used to purchase Sangamo common stock; and
•$424.8 million used for purchases of property, plant and equipment.
For the year ended December 31, 2019, certain significant cash flows were as follows:
•$7.1 billion in net cash flows provided by operating activities;
•$5.9 billion used for share repurchases;
•$1.1 billion in total net payments for income taxes;
•$923.7 million in proceeds received on the divestiture of our Hillerød, Denmark manufacturing operations, including the sale of raw materials that were remaining at the Hillerød facility on the closing date of this transaction;
•$744.4 million payment made for our acquisition of NST, net of cash acquired;
•$514.5 million used for purchases of property, plant and equipment;
•$479.3 million in proceeds received on sales of strategic investments;
•$300.0 million for the final contingent payment made to former shareholders of Fumapharm AG and holders of their rights; and
•$155.0 million in payments made to Alkermes following the FDA's approval of VUMERITY.
Overview
We have historically financed our operating and capital expenditures primarily through cash flows earned through our operations. On April 30, 2020, we issued our 2020 Senior Notes for an aggregate principal amount of $3.0 billion. We expect our operating expenditures, particularly those related to research and development, clinical trials, commercialization of new products and international expansion to continue to grow. However, we expect to continue funding our current and planned operating requirements primarily through our cash flows earned from our operations as well as our existing cash resources and proceeds received from the issuance of our 2020 Senior Notes. Generic competition for TECFIDERA in the U.S. has begun and we believe that this competition will reduce our cash flow from operations in 2021 and will have a significant adverse impact on our future cash flows from operations. We believe that our existing funds, when combined with cash generated from operations and our access to additional financing resources, if needed, are sufficient to satisfy our operating, working capital, strategic alliance, milestone payment, capital expenditure and debt service requirements for the foreseeable future. In addition, we may choose to opportunistically return cash to shareholders and pursue other business initiatives, including acquisition and licensing activities. We may, from time to time, also seek additional funding through a combination of new collaborative agreements, strategic alliances and additional equity and debt financings or from other sources should we identify a significant new opportunity.
Aducanumab
In July 2020 we completed the submission of a BLA for the approval of aducanumab to the FDA. In August 2020 the FDA accepted the BLA and granted Priority Review with a PDUFA action date on March 7, 2021. In January 2021 the FDA extended the review period for the BLA for aducanumab by three months. The updated PDUFA action date is June 7, 2021. If we do not receive regulatory approval or are unable to successfully commercialize aducanumab, our financial condition, business and operations may be adversely affected.
For additional information on certain risks that could negatively impact our financial position or future results of operations, please read Item 1A. Risk Factors and Item 7A. Quantitative and Qualitative Disclosures About Market Risk included in this report.
Cash, Cash Equivalents and Marketable Securities
Until required for another use in our business, we typically invest our cash reserves in bank deposits, certificates of deposit, commercial paper, corporate notes, U.S. and foreign government instruments, overnight reverse repurchase agreements and other interest-bearing marketable debt instruments in accordance with our investment policy. It is our policy to mitigate credit risk in our cash reserves and marketable securities by maintaining a well-diversified portfolio that limits the amount of exposure as to institution, maturity and investment type. In March 2020 there was a severe liquidity crisis in the capital markets, particularly with respect to securities with maturities of less than one year, due to the COVID-19 pandemic. This issue impacted pricing of securities in our portfolio as we attempted to decrease our marketable securities level and increase cash, leading to approximately $8.2 million in realized losses for the year ended December 31, 2020. We believe that actions taken by the U.S. Federal Reserve to enhance liquidity have stabilized the capital markets for the time being.

As of December 31, 2020, we had cash, cash equivalents and marketable securities totaling approximately $3.4 billion compared to approximately $5.9 billion as of December 31, 2019. The net decrease in cash, cash equivalents and marketable securities at December 31, 2020, from December 31, 2019, was primarily due to cash used for share repurchases, the redemption of our 2.90% Senior Notes due September 15, 2020, upfront payments and stock purchases totaling $2.9 billion made in connection with entering into our collaborations with Sage, Denali and Sangamo and net purchases of property, plant and equipment, partially offset by cash flows from operations and net proceeds from the issuance of our 2020 Senior Notes.
Investments and other assets in our consolidated balance sheet as of December 31, 2020 and 2019, include the carrying value of our investment in Samsung Bioepis of $620.2 million and $580.2 million, respectively. As Samsung Bioepis is a privately-held entity, our ability to liquidate our investment in Samsung Bioepis may be limited and we may realize significantly less than the value of such investment. The investment is also subject to foreign currency exchange fluctuations.
In connection with our collaboration with Sangamo, we purchased approximately 24 million shares of Sangamo common stock in April 2020. As of December 31, 2020, the fair value of this investment was $333.7 million. In connection with our collaboration with Denali, we purchased approximately 13 million shares of Denali common stock in September 2020. As of December 31, 2020, the fair value of this investment was $935.7 million. In connection with our collaboration with Sage, we purchased approximately 6.2 million shares of Sage common stock in December 2020. As of December 31, 2020, the fair value of this investment was $433.9 million.
Our investment in Ionis common stock had a fair value of $249.1 million and $329.6 million as of December 31, 2020 and 2019, respectively.
For additional information on our collaboration arrangements with Ionis, Samsung Bioepis, Sangamo, Denali and Sage, please read Note 18, Collaborative and Other Relationships, to our consolidated financial statements included in this report.
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
Our 2020 Senior Notes and our 2015 Senior Notes were issued at a discount and are amortized as additional interest expense over the period from issuance through maturity.
In May 2020 we redeemed our 2.90% Senior Notes due September 15, 2020, with an aggregate principal amount of $1.5 billion.
For a summary of the fair values of our outstanding borrowings as of December 31, 2020 and 2019, please read Note 7, Fair Value Measurements, to our consolidated financial statements included in this report.
2020 Credit Facility
In January 2020 we entered into a $1.0 billion, five-year senior unsecured revolving credit facility under which we are permitted to draw funds for working capital and general corporate purposes. The terms of the revolving credit facility include a financial covenant that requires us not to exceed a maximum consolidated leverage ratio. This revolving credit facility replaced the revolving credit facility entered into in August 2015. As of December 31, 2020, we had no outstanding borrowings and were in compliance with all covenants under this facility.
Working Capital
Working capital is defined as current assets less current liabilities. Working capital was $3.1 billion and $3.5 billion as of December 31, 2020 and December 31, 2019, respectively. The change in working capital reflects a decrease in total current assets of approximately $1.5 billion and a decrease in total current liabilities of approximately $1.1 billion.

The decrease in total current assets was primarily driven by a decrease in net cash, cash equivalents and marketable securities due to cash used for share repurchases, the redemption of our 2.90% Senior Notes due September 15, 2020, upfront payments and stock purchases totaling $2.9 billion made in connection with entering into our collaborations with Sage, Denali and Sangamo and net purchases of property, plant and equipment, partially offset by cash flows from operations and net proceeds from the issuance of our 2020 Senior Notes.
The net decrease in current liabilities was primarily due to the redemption of our 2.90% Senior Notes due September 15, 2020, which were classified within current liabilities as of December 31, 2019, partially offset by an increase in accrued expenses and other.
Share Repurchase Programs
In October 2020 our Board of Directors authorized our 2020 Share Repurchase Program, which is a program to repurchase up to $5.0 billion of our common stock. Our 2020 Share Repurchase Program does not have an expiration date. All share repurchases under our 2020 Share Repurchase Program will be retired. Under our 2020 Share Repurchase Program, we repurchased and retired approximately 1.6 million shares of our common stock at a cost of approximately $400.0 million during the year ended December 31, 2020.
In December 2019 our Board of Directors authorized our December 2019 Share Repurchase Program, which was a program to repurchase up to
$5.0 billion of our common stock that was completed as of September 30, 2020. All shares repurchased under our December 2019 Share Repurchase Program were retired. Under our December 2019 Share Repurchase Program, we repurchased and retired approximately 16.7 million shares of our common stock at a cost of approximately $5.0 billion during the year ended December 31, 2020.
In March 2019 our Board of Directors authorized our March 2019 Share Repurchase Program, which was a program to repurchase up to $5.0 billion of our common stock that was completed as of March 31, 2020. All shares repurchased under our March 2019 Share Repurchase Program were retired. Under our March 2019 Share Repurchase Program, we repurchased and retired approximately 4.1 million and 14.7 million shares of our common stock at a cost of approximately $1.3 billion and $3.7 billion during the years ended December 31, 2020 and 2019, respectively.
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
Cash Flows
The following table summarizes our cash flow activity:

	For the Years Ended December 31,			% Change
				2020 vs. 2019	2019 vs. 2018
(In millions, except percentages)	2020	2019	2018
Net cash flows provided by operating activities	$4,229.8	$7,078.6	$6,187.7	(40.2)%	14.4%
Net cash flows provided by (used in) investing activities	(608.6)	470.5	(2,046.3)	(229.4)%	nm
Net cash flows used in financing activities	(5,272.7)	(5,860.4)	(4,472.0)	10.0	(31.0)

nm Not meaningful
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
For 2020 compared to 2019, the decrease in net cash flows provided by operating activities was primarily due to lower net income as well as increases in certain working capital asset balances. Net income in 2020 reflected approximately $1,084.0 million, $601.3 million and $208.0 million of upfront payments made in connection with entering into our collaborations with Sage, Denali and Sangamo, respectively.
Investing Activities
For 2020 compared to 2019, the increase in net cash flows used in investing activities was primarily due to the purchases of the common stock of Sangamo, Denali and Sage totaling $1.0 billion during 2020 and proceeds of $923.7 million received in 2019 related to the divestiture of our Hillerød, Denmark manufacturing operations, partially offset by higher proceeds received from the sale of investments as compared to the prior year.
Financing Activities
For 2020 compared to 2019, the decrease in net cash flows used in financing activities was primarily due to the net proceeds received from the issuance of our 2020 Senior Notes offset by a higher amount spent on shares repurchased in 2020 as compared to the comparative period in 2019 and the redemption of our 2.90% Senior Notes due September 15, 2020.
Contractual Obligations and Off-Balance Sheet Arrangements
Contractual Obligations
The following table summarizes our contractual obligations as of December 31, 2020, excluding amounts related to uncertain tax positions, funding commitments, contingent development, regulatory and commercial milestone payments, contingent payments and contingent consideration related to our business combinations, as described below.

	Payments Due by Period
(In millions)	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	After 5 Years
Non-cancellable operating leases (1)(2)	$387.8	$70.3	$123.6	$89.6	$104.3
Long-term debt obligations (3)	11,853.0	279.1	1,512.9	2,218.0	7,843.0
Purchase and other obligations (4)	1,248.0	398.3	420.0	424.6	5.1
Defined benefit obligation	151.2	—	—	—	151.2
Total contractual obligations	$13,640.0	$747.7	$2,056.5	$2,732.2	$8,103.6

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
(2) Obligations are presented net of sublease income expected to be received for our vacated small-scale biologics manufacturing facility in Cambridge, MA, the vacated portion of our Weston, MA facility and other facilities throughout the world.
(3) Long-term debt obligations are related to our 2015 Senior Notes and our 2020 Senior Notes, including principal and interest payments.
(4) Purchase and other obligations include $697.0 million related to the remaining payments on a one-time mandatory deemed repatriation tax on accumulated foreign subsidiaries' previously untaxed foreign earnings (the Transition Toll Tax) and $217.2 million related to the fair value of net liabilities on derivative contracts.
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
SPINRAZA
In 2016 we exercised our option to develop and commercialize SPINRAZA from Ionis. Under our agreement with Ionis, we make royalty payments to Ionis on annual worldwide net sales of SPINRAZA using a tiered royalty rate between 11.0% and 15.0%, which are recognized as cost of sales in our consolidated statements of income. For additional information on our collaboration arrangements with Ionis, please read Note 18, Collaborative and Other Relationships, to our consolidated financial statements included in this report.
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
Contingent Consideration related to Business Combinations
In connection with our acquisition of Convergence Pharmaceuticals Ltd. we agreed to make additional payments based upon the achievement of certain milestone events.
We recognized the contingent consideration liabilities associated with these transactions at their fair value on the acquisition date and revalue these obligations each reporting period. We may pay up to approximately $400.0 million in remaining milestones related to these acquisitions.
Contingent Development, Regulatory and Commercial Milestone Payments
Based on our development plans as of December 31, 2020, we could trigger potential future milestone payments to third parties of up to approximately $10.2 billion, including approximately $1.9 billion in development milestones, approximately $1.3 billion in regulatory milestones and approximately $7.0 billion in commercial milestones, as part of our various collaborations, including licensing and development programs. Payments under these agreements generally become due and payable upon achievement of certain development, regulatory or commercial milestones. Because the achievement of these milestones was not considered probable as of December 31, 2020, such contingencies have not been recorded in our financial statements. Amounts related to contingent milestone payments are not considered contractual obligations as they are contingent on the successful achievement of certain development, regulatory or commercial milestones.
If certain clinical and commercial milestones are met, we may pay up to $86.2 million in milestones in 2021 under our current agreements. Additionally, if aducanumab receives regulatory approval in the jurisdictions where we have submitted filings, we may pay up to $200.0 million in milestones to Neurimmune in 2021, which includes $100.0 million if launched in the U.S., $50.0 million if launched in three or more countries within the E.U. and $50.0 million if launched in Japan. Milestones payable to Neurimmune are shared expenses under the Aducanumab Collaboration Agreement with Eisai.
During the second quarter of 2020, we paid Neurimmune $75.0 million upon the completed submission of the BLA for the approval of aducanumab to the FDA, which was recognized as a charge to noncontrolling interests for the year ended December 31, 2020. In addition, for the year ended December 31, 2020, we recognized net profit-sharing income of $33.8 million to reflect Eisai's 45.0% share of the $75.0 million milestone expense.
For additional information on our collaboration arrangements with Eisai, please read Note 18, Collaborative and Other Relationships, to our consolidated financial statements included in this report.
For additional information on our collaboration arrangement with Neurimmune, please read Note 19, Investments in Variable Interest Entities, to our consolidated financial statements included in this report.
Other Funding Commitments
As of December 31, 2020, we have several ongoing clinical studies in various clinical trial stages. Our most significant clinical trial expenditures are to CROs. The contracts with CROs are generally cancellable, with notice, at our option. We recorded accrued expenses of approximately $21.7 million in our consolidated balance sheet for expenditures incurred by CROs as of December 31, 2020. We have approximately $593.0 million in cancellable future commitments based on existing CRO contracts as of December 31, 2020.
As part of the sale of our Hillerød, Denmark manufacturing operations to FUJIFILM, we provided FUJIFILM with certain minimum batch production commitment guarantees. There is a risk that the minimum contractual batch production commitments will not be met. Based upon current estimates we do not expect to incur an adverse commitment obligation associated with such guarantees. We developed this estimate using a probability-weighted estimate of future manufacturing activity and may further adjust this estimate based upon changes in business conditions, which may result in the increase or reduction of this adverse commitment obligation in subsequent periods.
Tax Related Obligations
We exclude liabilities pertaining to uncertain tax positions from our summary of contractual obligations as we cannot make a reliable estimate of the period of cash settlement with the respective taxing authorities. As of December 31, 2020, we have approximately $79.6 million of liabilities associated with uncertain tax positions.
As of December 31, 2020 and 2019, included in other long-term liabilities we have accrued approximately $697.0 million, respectively, under a one-time mandatory deemed repatriation tax on accumulated foreign subsidiaries' previously untaxed foreign earnings (the Transition Toll Tax). Of the amounts accrued as of December 31, 2020, $62.0 million is expected to be paid within one year. The Transition Toll Tax will be paid over an eight--year period, which started in 2018, and does not accrue interest.
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
New Accounting Standards
For a discussion of new accounting standards please read Note 1, Summary of Significant Accounting Policies, to our consolidated financial statements included in this report.
Legal Matters
For a discussion of legal matters as of December 31, 2020, please read Note 20, Litigation, to our consolidated financial statements included in this report.
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
We have acquired, and expect to continue to acquire, intangible assets through the acquisition of biotechnology companies or through the consolidation of variable interest entities. These intangible assets primarily consist of technology associated with human therapeutic products and IPR&D product candidates. When significant identifiable intangible assets are acquired, we generally engage an independent third-party valuation firm to assist in determining the fair values of these assets as of the acquisition date. Management will determine the fair value of less significant identifiable intangible assets acquired. Discounted cash flow models are typically used in these valuations, and these models require the use of significant estimates and assumptions including but not limited to:
•estimating the timing of and expected costs to complete the in-process projects;
•projecting regulatory approvals;
•estimating future cash flows from product sales resulting from completed products and in process projects; and
•developing appropriate discount rates and probability rates by project.
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
When performing our impairment assessment, we calculate the fair value using the same methodology as described above under Acquired Intangible Assets, including IPR&D. If the carrying value of our acquired IPR&D exceeds its fair value, then the intangible asset is written down to its fair value. Changes in the estimates and assumptions used in determining the fair value of our acquired IPR&D could result in an impairment. Impairments are recorded within amortization and impairment of acquired intangible assets in our consolidated statements of income. Assets that have previously been impaired, including our vixotrigine program for the potential treatment of neuropathic pain, such as TGN, could become further impaired in the future.
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
For additional information on the impairment charges related to our long-lived assets during 2020, 2019 and 2018, please read Note 6, Intangible Assets and Goodwill, to our consolidated financial statements included in this report.
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
We completed our required annual impairment test in the fourth quarters of 2020, 2019 and 2018 and determined in each of those periods that the carrying value of goodwill was not impaired. In each year, the fair value of our reporting unit, which includes goodwill, was significantly in excess of the carrying value of our reporting unit.
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
Income Taxes
We prepare and file income tax returns based on our interpretation of each jurisdiction’s tax laws and regulations. In preparing our consolidated financial statements, we estimate our income tax liability in each of the jurisdictions in which we operate by estimating our actual current tax expense together with assessing temporary differences resulting from differing treatment of items for tax and financial reporting purposes. These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheets. Upon our election in the fourth quarter of 2018 to record deferred taxes for global intangible low-taxed income (GILTI), we have included amounts related to GILTI taxes within temporary difference. Significant management judgment is required in assessing the realizability of our deferred tax assets. In performing this assessment, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. In making this determination, under the applicable financial accounting standards, we are allowed to consider the scheduled reversal of deferred tax liabilities, projected future taxable income and the effects of tax planning strategies. In the event that actual results differ from our estimates, we adjust our estimates in future periods and we may need to establish a valuation allowance, which could materially impact our consolidated financial position and results of operations.
We account for uncertain tax positions using a “more likely than not” threshold for recognizing and resolving uncertain tax positions. We evaluate uncertain tax positions on a quarterly basis and consider various factors including, but not limited to, changes in tax law, the measurement of tax positions taken or expected to be taken in tax returns, the effective settlement of matters subject to audit, information obtained during in process audit activities and changes in facts or circumstances related to a tax position. We adjust the level of the liability to reflect any subsequent changes in the relevant facts surrounding the uncertain positions. Our liabilities for uncertain tax positions can be relieved only if the contingency becomes legally extinguished, through either payment to the taxing authority or the expiration of the statute of limitations, the recognition of the benefits associated with the position meet the “more likely than not” threshold or the liability becomes effectively settled through the examination process. We consider matters to be effectively settled once the taxing authority has completed all of its required or expected examination procedures, including all appeals and administrative reviews, we have no plans to appeal or litigate any aspect of the tax position and we believe that it is highly unlikely that the taxing authority would examine or re-examine the related tax position. We also accrue for potential interest and penalties related to unrecognized tax benefits in income tax expense.
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
During the second quarter of 2018 the International Practices Task Force of the Center for Audit Quality categorized Argentina as a country with a projected three-year cumulative inflation rate greater than 100.0%, which indicated that Argentina’s economy is highly inflationary. This categorization did not have a material impact on our results of operations or financial position as of December 31, 2020, and is not expected to have a material impact on our results of operations or financial position in the future.

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
The following quantitative information includes the impact of currency movements on forward contracts used in our revenue, operating expense and balance sheet hedging programs. As of December 31, 2020 and 2019, a hypothetical adverse 10.0% movement in foreign currency exchange rates compared to the U.S. dollar across all maturities would result in a hypothetical decrease in the fair value of forward contracts of approximately $458.2 million and $265.0 million, respectively. The estimated fair value change was determined by measuring the impact of the hypothetical exchange rate movement on outstanding forward contracts. Our use of this methodology to quantify the market risk of such instruments is subject to assumptions and actual impact could be significantly different. The quantitative information about market risk is limited because it does not take into account all foreign currency operating transactions.
Net Investment Hedge Program
Our net investment hedging program is designed to mitigate currency fluctuations between the U.S. dollar and the South Korean won as a result of our approximately 49.9% ownership interest in Samsung Bioepis. We entered into foreign currency forward contracts to manage the foreign currency risk with our forward contracts used to hedge changes in the spot rate over the next 10 months. As of December 31, 2020 and 2019, a hypothetical adverse 10.0% movement would result in a hypothetical decrease in fair value of approximately $56.9 million and $43.0 million, respectively. The estimated fair value was determined by measuring the impact of the hypothetical spot rate movement on outstanding forward contracts.
Interest Rate Risk
Our investment portfolio includes cash equivalents and short-term investments. The fair value of our marketable securities is subject to change as a result of potential changes in market interest rates, including changes resulting from the impact of the COVID-19 pandemic. The potential change in fair value for interest rate sensitive instruments has been assessed on a hypothetical 100 basis point adverse movement across all maturities. As of December 31, 2020 and 2019, we estimate that such hypothetical 100 basis point adverse movement would result in a hypothetical loss in fair value of approximately $13.2 million and $21.0 million, respectively, to our interest rate sensitive instruments. The fair values of our investments were determined using third-party pricing services or other market observable data.
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
Our products continue to face increasing competition in many markets from new originator therapies, generics, prodrugs and biosimilars of existing products and products approved under abbreviated regulatory pathways. Such products are likely to be sold at substantially lower prices than branded products. Accordingly, the introduction of such products, as well as other lower-priced competing products, may significantly reduce both the price that we are able to charge for our products and the volume of products we sell, which will negatively impact our revenues. In addition, in some markets, when a generic or biosimilar version of one of our products is commercialized, it may be automatically substituted for our product and significantly reduce our revenues in a short period of time.
Multiple TECFIDERA generic entrants are now in the U.S. market and have deeply discounted prices compared to TECFIDERA. The generic competition for TECFIDERA significantly reduced our TECFIDERA revenues during the year ended December 31, 2020, and is expected to have a substantial negative impact on our TECFIDERA revenues for as long as there is generic competition.
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
We believe that our allowance for doubtful accounts was adequate as of December 31, 2020 and 2019. However, if significant changes occur in the availability of government funding or the reimbursement practices of these or other governments, we may not be able to collect on amounts due to us from customers in such countries and our results of operations could be adversely affected.
Item 8.        Financial Statements and Supplementary Data
The information required by this Item 8 is contained on pages F-1 through F-80 of this report and is incorporated herein by reference.
Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.        Controls and Procedures
Disclosure Controls and Procedures and Internal Control over Financial Reporting
Controls and Procedures
We have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of December 31, 2020. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that:

(a) the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission's rules and forms; and
(b) such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
•pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets;
•provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and
•provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its 2013 Internal Control — Integrated Framework.
Based on our assessment, our management has concluded that, as of December 31, 2020, our internal control over financial reporting is effective based on those criteria.
The effectiveness of our internal control over financial reporting as of December 31, 2020, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their attestation report, which is included herein.
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
The response to the remainder of this item is incorporated by reference from the discussion responsive thereto in the sections entitled “Proposal 1 - Election of Directors,” “Corporate Governance at Biogen” and “Miscellaneous - Stockholder Proposals” contained in the proxy statement for our 2021 annual meeting of stockholders.
Item 11.        Executive Compensation
The response to this item is incorporated by reference from the discussion responsive thereto in the sections entitled “Executive Compensation Matters” and “Corporate Governance at Biogen” contained in the proxy statement for our 2021 annual meeting of stockholders.

Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The response to this item is incorporated by reference from the discussion responsive thereto in the sections entitled “Stock Ownership” and “Equity Compensation Plan Information” contained in the proxy statement for our 2021 annual meeting of stockholders.
Item 13.        Certain Relationships and Related Transactions, and Director Independence
The response to this item is incorporated by reference from the discussion responsive thereto in the sections entitled “Certain Relationships and Related Person Transactions” and “Corporate Governance at Biogen” contained in the proxy statement for our 2021 annual meeting of stockholders.
Item 14.        Principal Accountant Fees and Services
The response to this item is incorporated by reference from the discussion responsive thereto in the section entitled “Proposal 2 - Ratification of the Selection of our Independent Registered Public Accounting Firm” contained in the proxy statement for our 2021 annual meeting of stockholders.

PART IV
Item 15.     Exhibits and Financial Statement Schedules
a.     (1) Consolidated Financial Statements:
The following financial statements are filed as part of this report:
Certain totals may not sum due to rounding.
     (2) Exhibits
The exhibits listed on the Exhibit Index beginning on page 86, which is incorporated herein by reference, are filed or furnished as part of this report or are incorporated into this report by reference.
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

10.33*
Biogen Inc. Executive Severance Policy - U.S. Executive Vice President, as amended effective July 13, 2020. Filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2020.

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

10.37*	Letter regarding employment arrangement of Michael McDonnell dated July 16, 2020. Filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2020.
10.38*	Letter regarding employment arrangement of Susan Alexander dated December 13, 2005. Filed as Exhibit 10.58 to our Annual Report on Form 10-K for the year ended December 31, 2009.
10.39*	Letter regarding employment arrangement of Alfred W. Sandrock, Jr. dated May 7, 2013. Filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.
10.40*	Letter regarding employment arrangement of Alfred Sandrock dated October 19, 2015. Filed as Exhibit 10.37 to our Annual Report on Form 10-K for the year ended December 31, 2015.
10.41*+	Letter regarding employment arrangement of Chirfi Guindo dated October 12, 2017.
10.42*	Letter regarding employment arrangement of Jeffrey Capello dated November 14, 2017. Filed as Exhibit 10.31 to our Annual Report on Form 10-K for the year ended December 31, 2017.
10.43*	Separation Agreement between Biogen Inc. and Jeffrey Capello dated July 16, 2020. Filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2020.
10.44*	Letter regarding employment arrangement of Michael Ehlers dated April 16, 2016. Filed as Exhibit 10.33 to our Annual Report on Form 10-K for the year ended December 31, 2017.
21+	Subsidiaries.
23+	Consent of PricewaterhouseCoopers LLP, an Independent Registered Public Accounting Firm.
31.1+	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1++	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101++	The following materials from Biogen Inc.’s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Equity and (vi) Notes to Consolidated Financial Statements.

*	Management contract or compensatory plan or arrangement.

†	Confidential treatment has been granted or requested with respect to portions of this exhibit.

+	Filed herewith.

++	Furnished herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOGEN INC.

By:	/S/ MICHEL VOUNATSOS
Michel Vounatsos
Chief Executive Officer
Date: February 3, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/S/ MICHEL VOUNATSOS	Director and Chief Executive Officer (principal executive officer)	February 3, 2021
Michel Vounatsos

/S/ MICHAEL R. MCDONNELL	Executive Vice President and Chief Financial Officer (principal financial officer)	February 3, 2021
Michael R. McDonnell

/S/ ROBIN C. KRAMER	Senior Vice President, Chief Accounting Officer (principal accounting officer)	February 3, 2021
Robin C. Kramer

/S/ STELIOS PAPADOPOULOS	Director and Chairman of the Board of Directors	February 3, 2021
Stelios Papadopoulos

/S/ ALEXANDER J. DENNER	Director	February 3, 2021
Alexander J. Denner

/S/ CAROLINE D. DORSA	Director	February 3, 2021
Caroline D. Dorsa

/S/ WILLIAM A. HAWKINS	Director	February 3, 2021
William A. Hawkins

/S/ NANCY L. LEAMING	Director	February 3, 2021
Nancy L. Leaming

/S/ JESUS B. MANTAS	Director	February 3, 2021
Jesus B. Mantas

/S/ RICHARD C. MULLIGAN	Director	February 3, 2021
Richard C. Mulligan

/S/ ROBERT W. PANGIA	Director	February 3, 2021
Robert W. Pangia

/S/ BRIAN S. POSNER	Director	February 3, 2021
Brian S. Posner

/S/ ERIC K. ROWINSKY	Director	February 3, 2021
Eric K. Rowinsky

/S/ STEPHEN A. SHERWIN	Director	February 3, 2021
Stephen A. Sherwin

BIOGEN INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS

BIOGEN INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)

	For the Years Ended December 31,
	2020	2019	2018
Revenues:
Product, net	$10,692.2	$11,379.8	$10,886.8
Revenues from anti-CD20 therapeutic programs	1,977.8	2,290.4	1,980.2
Other	774.6	707.7	585.9
Total revenues	13,444.6	14,377.9	13,452.9
Cost and expenses:
Cost of sales, excluding amortization and impairment of acquired intangible assets	1,805.2	1,955.4	1,816.3
Research and development	3,990.9	2,280.6	2,597.2
Selling, general and administrative	2,504.5	2,374.7	2,106.3
Amortization and impairment of acquired intangible assets	464.8	489.9	747.3
Collaboration profit (loss) sharing	232.9	241.6	185.0
(Gain) loss on divestiture of Hillerød, Denmark manufacturing operations	(92.5)	55.3	—
(Gain) loss on fair value remeasurement of contingent consideration	(86.3)	(63.7)	(12.3)
Acquired in-process research and development	75.0	—	112.5
Restructuring charges	—	1.5	12.0
Total cost and expenses	8,894.5	7,335.3	7,564.3
Income from operations	4,550.1	7,042.6	5,888.6
Other income (expense), net	497.4	83.3	11.0
Income before income tax expense and equity in loss of investee, net of tax	5,047.5	7,125.9	5,899.6
Income tax expense	992.3	1,158.0	1,425.6
Equity in (income) loss of investee, net of tax	(5.3)	79.4	—
Net income	4,060.5	5,888.5	4,474.0
Net income (loss) attributable to noncontrolling interests, net of tax	59.9	—	43.3
Net income attributable to Biogen Inc.	$4,000.6	$5,888.5	$4,430.7

Net income per share:
Basic earnings per share attributable to Biogen Inc.	$24.86	$31.47	$21.63
Diluted earnings per share attributable to Biogen Inc.	$24.80	$31.42	$21.58

Weighted-average shares used in calculating:
Basic earnings per share attributable to Biogen Inc.	160.9	187.1	204.9
Diluted earnings per share attributable to Biogen Inc.	161.3	187.4	205.3

See accompanying notes to these consolidated financial statements.

BIOGEN INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	For the Years Ended December 31,
	2020	2019	2018
Net income attributable to Biogen Inc.	$4,000.6	$5,888.5	$4,430.7
Other comprehensive income:
Unrealized gains (losses) on securities available for sale, net of tax	(2.8)	8.2	(3.9)
Unrealized gains (losses) on cash flow hedges, net of tax	(186.8)	(26.9)	139.2
Gains (losses) on net investment hedges, net of tax	(33.6)	21.6	3.5
Unrealized gains (losses) on pension benefit obligation, net of tax	(33.5)	(1.5)	5.5
Currency translation adjustment	92.9	103.8	(67.8)
Total other comprehensive income (loss), net of tax	(163.8)	105.2	76.5
Comprehensive income attributable to Biogen Inc.	3,836.8	5,993.7	4,507.2
Comprehensive income (loss) attributable to noncontrolling interests, net of tax	60.9	(0.4)	42.9
Comprehensive income	$3,897.7	$5,993.3	$4,550.1

See accompanying notes to these consolidated financial statements.

BIOGEN INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)

	As of December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$1,331.2	$2,913.7
Marketable securities	1,278.9	1,562.2
Accounts receivable, net	1,913.8	1,880.5
Due from anti-CD20 therapeutic programs	413.5	590.2
Inventory	1,068.6	804.2
Other current assets	881.1	631.0
Total current assets	6,887.1	8,381.8
Marketable securities	772.1	1,408.1
Property, plant and equipment, net	3,411.5	3,247.3
Operating lease assets	433.3	427.0
Intangible assets, net	3,084.3	3,527.4
Goodwill	5,762.1	5,757.8
Deferred tax asset	1,369.5	3,232.1
Investments and other assets	2,899.0	1,252.8
Total assets	$24,618.9	$27,234.3
LIABILITIES AND EQUITY
Current liabilities:
Current portion of notes payable	$—	$1,495.8
Taxes payable	142.0	71.4
Accounts payable	454.9	530.8
Accrued expenses and other	3,145.3	2,765.8
Total current liabilities	3,742.2	4,863.8
Notes payable	7,426.2	4,459.0
Deferred tax liability	1,032.8	2,810.8
Long-term operating lease liabilities	402.0	412.7
Other long-term liabilities	1,329.6	1,348.9
Total liabilities	13,932.8	13,895.2
Commitments, contingencies and guarantees (Notes 21 and 22)
Equity:
Biogen Inc. shareholders’ equity
Preferred stock, par value $0.001 per share	—	—
Common stock, par value $0.0005 per share	0.1	0.1
Additional paid-in capital	—	—
Accumulated other comprehensive loss	(299.0)	(135.2)
Retained earnings	13,976.3	16,455.4
Treasury stock, at cost; 23.8 million and 23.8 million shares, respectively	(2,977.1)	(2,977.1)
Total Biogen Inc. shareholders’ equity	10,700.3	13,343.2
Noncontrolling interests	(14.2)	(4.1)
Total equity	10,686.1	13,339.1
Total liabilities and equity	$24,618.9	$27,234.3
See accompanying notes to these consolidated financial statements.

BIOGEN INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	For the Years Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net income	$4,060.5	$5,888.5	$4,474.0
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	457.2	464.7	650.5
Impairment of intangible assets	209.7	215.9	366.1
Acquired in-process research and development	75.0	—	112.5
Share-based compensation	198.3	182.3	157.5
Contingent consideration	(86.3)	(63.7)	(12.3)
(Gain)/loss on divestiture of Hillerod, Denmark manufactuing operations	(92.5)	55.3	—
Deferred income taxes	149.0	67.1	108.3
Unrealized (gain) loss on strategic investments	(681.8)	(147.3)	(124.8)
Loss on equity method investment	(3.3)	77.4	—
Other	131.2	139.1	55.7
Changes in operating assets and liabilities, net:
Accounts receivable	2.8	68.8	(205.2)
Due from anti-CD20 therapeutic programs	176.7	(63.3)	5.7
Inventory	(316.3)	(19.2)	(52.1)
Accrued expenses and other current liabilities	154.2	240.2	465.5
Income tax assets and liabilities	(67.5)	16.1	321.7
Other changes in operating assets and liabilities, net	(137.1)	(43.3)	(135.4)
Net cash flows provided by operating activities	4,229.8	7,078.6	6,187.7
Cash flows from investing activities:
Proceeds from sales and maturities of marketable securities	7,299.4	6,007.0	9,173.7
Purchases of marketable securities	(6,397.7)	(5,252.6)	(7,694.8)
Contingent consideration paid related to Fumapharm AG acquisition	—	(300.0)	(1,500.0)
Acquisition of Nightstar Therapeutics plc, net of cash acquired	—	(744.4)	—
Purchase of Ionis Pharmaceuticals, Inc. stock	—	—	(462.9)
Purchase of Sangamo Therapeutics, Inc. stock	(141.8)	—	—
Purchase of Denali Therapeutics Inc. stock	(423.7)	—	—
Purchase of Sage Therapeutics, Inc. stock	(441.0)	—	—
Proceeds from divesiture of Hillerod, Denmark manufacturing operations	—	923.7	—
Purchases of property, plant and equipment	(424.8)	(514.5)	(770.6)
Acquired in-process research and development	(75.0)	—	(112.5)
Acquisitions of intangible assets	(52.0)	(155.0)	(3.0)
Investment in Samsung Bioepis	—	—	(676.6)
Proceeds from sales of strategic investments	74.9	479.3	—
Other	(26.9)	27.0	0.4
Net cash flows provided by (used in) investing activities	(608.6)	470.5	(2,046.3)
Cash flows from financing activities:
Purchase of treasury stock	(6,679.1)	(5,868.3)	(4,352.6)
Payments related to issuance of stock for share-based compensation arrangements, net	(4.6)	—	—
Proceeds from borrowings	2,967.4	—	—
Repayments of borrowings	(1,500.0)	—	(3.2)
Net contribution (distribution) to noncontrolling interest	(71.0)	4.3	(36.4)
Contingent consideration payments	—	—	(58.2)
Other	14.6	3.6	(21.6)
Net cash flows (used in) financing activities	(5,272.7)	(5,860.4)	(4,472.0)
Net increase (decrease) in cash and cash equivalents	(1,651.5)	1,688.7	(330.6)
Effect of exchange rate changes on cash and cash equivalents	69.0	0.4	(18.6)
Cash and cash equivalents, beginning of the year	2,913.7	1,224.6	1,573.8
Cash and cash equivalents, end of the year	$1,331.2	$2,913.7	$1,224.6
See accompanying notes to these consolidated financial statements.

BIOGEN INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(In millions)

	Preferred stock		Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings	Treasury stock		Total Biogen Inc. shareholders’ equity	Noncontrolling interests	Total equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance, December 31, 2019	—	$—	198.0	$0.1	$—	$(135.2)	$16,455.4	(23.8)	$(2,977.1)	$13,343.2	$(4.1)	$13,339.1
Net income	—	—	—	—	—	—	4,000.6	—	—	4,000.6	59.9	4,060.5
Other comprehensive income (loss), net of tax	—	—	—	—	—	(163.8)	—	—	—	(163.8)	1.0	(162.8)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	—	—	(75.0)	(75.0)
Capital contribution from noncontrolling interest	—	—	—	—	—	—	—	—	—	—	4.0	4.0
Repurchase of common stock pursuant to the 2020 Share Repurchase Program, at cost	—	—	—	—	—	—	—	(1.6)	(400.0)	(400.0)	—	(400.0)
Retirement of common stock pursuant to the 2020 Share Repurchase Program, at cost	—	—	(1.6)	—	(60.8)	—	(339.2)	1.6	400.0	—	—	—
Repurchase of common stock pursuant to the December 2019 Share Repurchase Program, at cost	—	—	—	—	—	—	—	(16.7)	(5,000.0)	(5,000.0)	—	(5,000.0)
Retirement of common stock pursuant to the December 2019 Share Repurchase Program, at cost	—	—	(16.7)	—	(121.3)	—	(4,878.7)	16.7	5,000.0	—	—	—
Repurchase of common stock pursuant to the March 2019 Share Repurchase Program, at cost	—	—	—	—	—	—	—	(4.1)	(1,279.1)	(1,279.1)	—	(1,279.1)
Retirement of common stock pursuant to the March 2019 Share Repurchase Program, at cost	—	—	(4.1)	—	(71.0)	—	(1,208.1)	4.1	1,279.1	—	—	—
Issuance of common stock under stock option and stock purchase plans	—	—	0.2	—	49.3	—	—	—	—	49.3	—	49.3
Issuance of common stock under stock award plan	—	—	0.4	—	—	—	(53.7)	—	—	(53.7)	—	(53.7)
Compensation expense related to share-based payments	—	—	—	—	204.5	—	—	—	—	204.5	—	204.5
Other	—	—	—		(0.7)	—	—	—	—	(0.7)	—	(0.7)
Balance, December 31, 2020	—	$—	176.2	$0.1	$—	$(299.0)	$13,976.3	(23.8)	$(2,977.1)	$10,700.3	$(14.2)	$10,686.1

See accompanying notes to these consolidated financial statements.

BIOGEN INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY - (Continued)
(In millions)

	Preferred stock		Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings	Treasury stock		Total Biogen Inc. shareholders’ equity	Noncontrolling interests	Total equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance, December 31, 2018	—	$—	221.0	$0.1	$—	$(240.4)	$16,257.0	(23.8)	$(2,977.1)	$13,039.6	$(8.0)	$13,031.6
Net income	—	—	—	—	—	—	5,888.5	—	—	5,888.5	—	5,888.5
Other comprehensive income (loss), net of tax	—	—	—	—	—	105.2	—	—	—	105.2	(0.4)	104.8
Capital contribution from noncontrolling interest	—	—	—	—	—	—	—	—	—	—	4.3	4.3
Repurchase of common stock pursuant to the March 2019 Share Repurchase Program, at cost	—	—	—	—	—	—	—	(14.7)	(3,720.9)	(3,720.9)	—	(3,720.9)
Retirement of common stock pursuant to the March 2019 Share Repurchase Program, at cost	—	—	(14.7)	—	(121.5)	—	(3,599.4)	14.7	3,720.9	—	—	—
Repurchase of common stock pursuant to the 2018 Share Repurchase Program, at cost	—	—	—	—	—	—	—	(8.9)	(2,147.4)	(2,147.4)	—	(2,147.4)
Retirement of common stock pursuant to the 2018 Share Repurchase Program, at cost	—	—	(8.9)	—	(110.5)	—	(2,036.9)	8.9	2,147.4	—	—	—
Issuance of common stock under stock option and stock purchase plans	—	—	0.2	—	40.8	—	—	—	—	40.8	—	40.8
Issuance of common stock under stock award plan	—	—	0.4	—	—	—	(53.8)	—	—	(53.8)	—	(53.8)
Compensation related to share-based payments	—	—	—	—	191.2	—	—	—	—	191.2	—	191.2
Balance, December 31, 2019	—	$—	198.0	$0.1	$—	$(135.2)	$16,455.4	(23.8)	$(2,977.1)	$13,343.2	$(4.1)	$13,339.1

See accompanying notes to these consolidated financial statements.

BIOGEN INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY - (Continued)
(In millions)

	Preferred stock		Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings	Treasury stock		Total Biogen Inc. shareholders’ equity	Noncontrolling interests	Total equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance, December 31, 2017	—	$—	235.3	$0.1	$97.8	$(318.4)	$15,810.4	(23.8)	$(2,977.1)	$12,612.8	$(14.7)	$12,598.1
Net income	—	—	—	—	—	—	4,430.7	—	—	4,430.7	43.3	4,474.0
Other comprehensive income (loss), net of tax	—	—	—	—	—	76.5	—	—	—	76.5	(0.4)	76.1
Capital contribution from noncontrolling interests	—	—	—	—	—	—	—	—	—	—	13.8	13.8
Distribution to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(50.0)	(50.0)
Repurchase of common stock pursuant to the 2018 Share Repurchase Program, at cost	—	—	—	—	—	—	—	(4.3)	(1,352.6)	(1,352.6)	—	(1,352.6)
Retirement of common stock pursuant to the 2018 Share Repurchase Program, at cost	—	—	(4.3)	—	(92.8)	—	(1,259.8)	4.3	1,352.6	—	—	—
Repurchase of common stock pursuant to the 2016 Share Repurchase Program, at cost	—	—	—	—	—	—	—	(10.5)	(3,000.0)	(3,000.0)	—	(3,000.0)
Retirement of common stock pursuant to the 2016 Share Repurchase Program, at cost	—	—	(10.5)	—	(171.1)	—	(2,828.9)	10.5	3,000.0	—	—	—
Issuance of common stock under stock option and stock purchase plans	—	—	0.2	—	41.2	—	—	—	—	41.2	—	41.2
Issuance of common stock under stock award plan	—	—	0.3	—	(43.8)	—	—	—	—	(43.8)	—	(43.8)
Compensation expense related to share-based payments	—	—	—	—	168.7	—	—	—	—	168.7	—	168.7
Adoption of new accounting guidance	—	—	—	—	—	1.5	104.6	—	—	106.1	—	106.1
Balance, December 31, 2018	—	$—	221.0	$0.1	$—	$(240.4)	$16,257.0	(23.8)	$(2,977.1)	$13,039.6	$(8.0)	$13,031.6
See accompanying notes to these consolidated financial statements.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Summary of Significant Accounting Policies
References in these notes to "Biogen," the "company," "we," "us" and "our" refer to Biogen Inc. and its consolidated subsidiaries.
Business Overview
Biogen is a global biopharmaceutical company focused on discovering, developing and delivering worldwide innovative therapies for people living with serious neurological and neurodegenerative diseases as well as related therapeutic adjacencies. Our core growth areas include multiple sclerosis (MS) and neuroimmunology; Alzheimer’s disease and dementia; neuromuscular disorders, including spinal muscular atrophy (SMA) and amyotrophic lateral sclerosis (ALS); movement disorders, including Parkinson's disease; ophthalmology; and neuropsychiatry. We are also focused on discovering, developing and delivering worldwide innovative therapies in our emerging growth areas of immunology; acute neurology; and neuropathic pain. In addition, we commercialize biosimilars of advanced biologics. We support our drug discovery and development efforts through the commitment of significant resources to discovery, research and development programs and business development opportunities.
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
Our innovative drug development and commercialization activities are complemented by our biosimilar business that expands access to medicines and reduces the cost burden for healthcare systems. Through our agreements with Samsung Bioepis Co., Ltd. (Samsung Bioepis), our joint venture with Samsung BioLogics Co., Ltd. (Samsung BioLogics), we market and sell BENEPALI, an etanercept biosimilar referencing ENBREL, IMRALDI, an adalimumab biosimilar referencing HUMIRA, and FLIXABI, an infliximab biosimilar referencing REMICADE, in certain countries in Europe and have an option to acquire exclusive rights to commercialize these products in China. Additionally, we have exclusive rights to commercialize two potential ophthalmology biosimilar products, SB11, a proposed ranibizumab biosimilar referencing LUCENTIS, and SB15, a proposed aflibercept biosimilar referencing EYLEA, in major markets worldwide, including the United States (U.S.), Canada, Europe, Japan and Australia. For additional information on our collaboration arrangements with Samsung Bioepis, please read Note 18, Collaborative and Other Relationships, to these consolidated financial statements.
Consolidation
Our consolidated financial statements reflect our financial statements, those of our wholly-owned subsidiaries and those of certain variable interest entities where we are the primary beneficiary. For consolidated entities where we own or are exposed to less than 100.0% of the economics, we record net income (loss) attributable to noncontrolling interests in our consolidated statements of income equal to the percentage of the economic or ownership interest retained in such entities by the respective noncontrolling parties. Intercompany balances and transactions are eliminated in consolidation.
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

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
Contractual adjustments primarily relate to Medicaid and managed care rebates, pharmacy rebates, co-payment (copay) assistance, Veterans Administration (VA) and Public Health Service (PHS) discounts, specialty pharmacy program fees and other governmental rebates or applicable allowances.
•Medicaid rebates relate to our estimated obligations to states under established reimbursement arrangements. Rebate accruals are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a liability which is included in other current liabilities. Our liability for Medicaid rebates consists of estimates for claims that a state will make for the current quarter, claims for prior quarters that have been estimated for which an invoice has not been received, invoices received for claims from the prior quarters that have not been paid and an estimate of potential claims that will be made for inventory that exists in the distribution channel at period end.
•Governmental rebates or chargebacks, including VA and PHS discounts, represent our estimated obligations resulting from contractual commitments to sell products to qualified healthcare providers at prices lower than the list prices we charge to wholesalers which provide those products. The wholesaler charges us for the difference between what the wholesaler pays for the products and the ultimate selling price to the qualified healthcare providers. Rebate and chargeback reserves are established in the same period as the related revenue is recognized, resulting in a reduction in product revenue and accounts receivable. Chargeback amounts are generally determined at the time of resale to the qualified healthcare provider from the wholesaler, and we generally issue credits for such amounts within a few weeks of the wholesaler notifying us about the resale. Our reserves for VA, PHS and chargebacks consist of amounts that we expect to issue for inventory that exists at the wholesalers that we expect will be sold to qualified healthcare providers and chargebacks that wholesalers have claimed for which we have not issued a credit.
•Managed care rebates represent our estimated obligations to third parties, primarily pharmacy benefit managers. Rebate accruals are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a liability which is included in accrued expenses and other current liabilities. These rebates result from performance-based goals, formulary position and price increase limit allowances (price protection). The calculation of the accrual for these rebates is based on an estimate of the coverage patterns and the resulting applicable contractual rebate rate(s) to be earned over a contractual period.
•Copay assistance represents financial assistance to qualified patients, assisting them with prescription drug co-payments required by insurance. The calculation of the accrual for copay is based on an estimate of claims and the cost per claim that we expect to receive associated with inventory that exists in the distribution channel at period end.
•Pharmacy rebates represent our estimated obligations resulting from contractual commitments to sell products to specific pharmacies. Rebate accruals are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a liability which is included in accrued expenses and other current liabilities. These rebates result from contracted discounts on product purchased or product dispensed. The calculation of the accrual for these rebates is based on an

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
estimate of the pharmacy’s buying or dispensing patterns and the resulting applicable contractual rebate rate(s) to be earned over the contractual period.
•Other governmental rebates, non-U.S. pharmaceutical taxes or applicable allowances primarily relate to mandatory rebates and discounts in international markets where government-sponsored healthcare systems are the primary payors for healthcare.
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
Revenues from Anti-CD20 Therapeutic Programs
Our collaboration with Genentech is within the scope of ASC 808, Collaborative Agreements, which provides guidance on the presentation and disclosure of collaborative arrangements. For purposes of this footnote, we refer to RITUXAN and RITUXAN HYCELA collectively as RITUXAN.
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
Pre-tax co-promotion profits on RITUXAN and GAZYVA are calculated and paid to us by Genentech and the Roche Group. Pre-tax co-promotion profits consist of net sales to third-party customers less applicable costs to manufacture, third-party royalty expenses, distribution, selling and marketing expenses and joint development expenses incurred by Genentech and the Roche Group. Our share of the pre-tax profits on RITUXAN and GAZYVA include estimates that are based on information received from Genentech and the Roche Group. These estimates are subject to change and actual results may differ.
We recognize royalty revenues on sales of OCREVUS based on our estimates from third party and market research data of OCREVUS sales occurring during the corresponding period. Differences between actual and estimated royalty revenues will be adjusted for in the period in which they become known, which is generally expected to be the following quarter.
For additional information on our relationship with Genentech, please read Note 18, Collaborative and Other Relationships, to these consolidated financial statements.
Other Revenues
Royalty Revenues
We recognize royalty revenues related to sales by our licensees of products covered under patents that we own.
Collaborative and Other Relationships
We have a number of significant collaborative and other third-party relationships for revenues and for the development, regulatory approval, commercialization and marketing of certain of our products and product candidates. Where we are the principal on sales transactions with third parties, we recognize revenues, cost of sales

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
•Level 1 — Fair values are determined utilizing quoted prices (unadjusted) in active markets for identical assets or liabilities that we have the ability to access;
•Level 2 — Fair values are determined by utilizing quoted prices for identical or similar assets and liabilities in active markets or other market observable inputs such as interest rates, yield curves, foreign currency spot rates and option pricing valuation models; and
•Level 3 — Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.
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
We validate the prices provided by our third-party pricing services by understanding the models used, obtaining market values from other pricing sources and analyzing pricing data in certain instances. The option pricing valuation models use assumptions within the model, including the term, stock price volatility, constant maturity risk-free interest rate and dividend yield. After completing our validation procedures, we did not adjust or override any fair value measurements provided by our pricing services as of December 31, 2020 and 2019.
Other Assets and Liabilities
The carrying amounts reflected in our consolidated balance sheets for current accounts receivable, due from anti-CD20 therapeutic programs, other current assets, accounts payable and accrued expenses and other, approximate fair value due to their short-term maturities.
Cash and Cash Equivalents
We consider only those investments that are highly liquid, readily convertible to cash and that mature within three months from date of purchase to be cash equivalents. As of December 31, 2020 and 2019, cash equivalents were comprised of money market funds, commercial paper, overnight reverse repurchase agreements and other debt securities with maturities less than 90 days from the date of purchase.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
Marketable Securities and Other Investments
Marketable Debt Securities
Available-for-sale marketable debt securities are recorded at fair market value and unrealized gains and losses are included in accumulated other comprehensive income (loss) in equity, net of related tax effects, unless the security has experienced a credit loss, we have determined that we have the intent to sell the security or we have determined that it is more likely than not that we will have to sell the security before its expected recovery. Realized gains and losses are reported in other income (expense), net on a specific identification basis.
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

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
inventory upon a change in such judgment, due to, among other potential factors, a denial or significant delay of approval by necessary regulatory bodies.
At December 31, 2020, we capitalized approximately $93.8 million of pre-launch inventory for aducanumab, an anti-amyloid beta antibody candidate for the potential treatment of Alzheimer's disease that we are developing in collaboration with Eisai Co., Ltd. (Eisai). If aducanumab does not receive regulatory approval in the U.S., we would expense this inventory as research and development expense and, under the terms of our collaboration agreement with Eisai to jointly develop and commercialize aducanumab, Eisai would reimburse us for 45.0% of the costs.
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
Acquired and in-licensed rights and patents primarily relate to our acquisition of all remaining rights to TYSABRI from Elan Pharma International Ltd. (Elan), an affiliate of Elan Corporation, plc. Acquired and in-licensed rights and patents also include other amounts related to our other marketed products and programs acquired through business combinations. Developed technology primarily relates to our AVONEX product, which was recorded in connection with the merger of Biogen, Inc. and IDEC Pharmaceuticals Corporation in 2003. We amortize the intangible assets related to our TYSABRI, AVONEX, SPINRAZA, VUMERITY and TECFIDERA (rest of world) products using the economic consumption method based on revenues generated from the products underlying the related intangible assets. An analysis of the anticipated lifetime revenues of our TYSABRI, AVONEX, SPINRAZA, VUMERITY and TECFIDERA (rest of world) products is performed annually during our long-range planning cycle and whenever events or changes in circumstances would significantly affect the anticipated lifetime revenues of our TYSABRI, AVONEX, SPINRAZA, VUMERITY and TECFIDERA (rest of world) products.
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

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
Advertising costs are expensed as incurred. For the years ended December 31, 2020, 2019 and 2018, advertising costs totaled $111.8 million, $79.2 million and $90.2 million, respectively.

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
We adopted this standard on January 1, 2018, using the modified retrospective method, through a cumulative-effect adjustment to retained earnings as of that date. Upon adoption, we recognized additional net deferred tax assets of approximately $0.5 billion, offset by a corresponding net increase to retained earnings of approximately $0.5 billion. In the fourth quarter of 2018, when we elected to begin recognizing deferred taxes on the GILTI tax calculation, we recorded an additional deferred tax liability of $0.4 billion with a corresponding reduction to our retained earnings as these differences are related to intra-entity transactions. We will recognize incremental deferred income tax expense thereafter as these deferred tax assets and liabilities are utilized.
We account for uncertain tax positions using a “more likely than not” threshold for recognizing and resolving uncertain tax positions. We evaluate uncertain tax positions on a quarterly basis and consider various factors including, but not limited to, changes in tax law, the measurement of tax positions taken or expected to be taken in tax returns, the effective settlement of matters subject to audit, information obtained during in process audit activities and changes in facts or circumstances related to a tax position. We also accrue for potential interest and penalties related to unrecognized tax benefits in income tax expense.
Contingencies
We are currently involved in various claims and legal proceedings. Loss contingency provisions are recorded if the potential loss from any claim, asserted or unasserted, or legal proceeding is considered probable and the amount can be reasonably estimated or a range of loss can be determined. These accruals represent management’s best estimate of probable loss. Disclosure also is provided when it is reasonably possible that a loss will be incurred or when it is reasonably possible that the amount of a loss will exceed the recorded provision. On a quarterly basis, we review the status of each significant matter and assess its potential financial exposure. Significant judgment is required in both the determination of probability and as to whether an exposure is reasonably estimable. Because of uncertainties related to these matters, accruals are based only on the best information available at the time. As additional information becomes available, we reassess the potential liability related to pending claims and litigation and may change our estimates. Legal costs associated with legal proceedings are expensed when incurred.
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

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
Based on the composition of our investment portfolio, accounts receivable and other financial assets, current market conditions and historical credit loss activity, the adoption of these standards did not have a material impact on our consolidated financial position and results of operations and related disclosures.
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
Fair Value Measurements
In August 2018 the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. This standard modifies certain disclosure requirements on fair value measurements. This standard became effective for us on January 1, 2020. The adoption of this standard did not have a material impact on our disclosures.
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

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
2.        Acquisitions
BIIB118 Acquisition
In March 2020 we acquired BIIB118 (CK1 inhibitor), a novel CNS-penetrant small molecule inhibitor of casein kinase 1, for the potential treatment of patients with behavioral and neurological symptoms across various psychiatric and neurological diseases from Pfizer Inc. (Pfizer). We are developing BIIB118 for the potential treatment of irregular sleep wake rhythm disorder in Parkinson’s disease and plan to develop BIIB118 for the potential treatment of sundowning in Alzheimer's disease.
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
The fair value of the IPR&D programs acquired was determined through a probability adjusted discounted cash flow analysis utilizing a discount rate of 12.5%. We recorded IPR&D assets for BIIB111 and BIIB112 at their initial fair values of $480.0 million and $220.0 million, respectively. Some of the more significant assumptions utilized in our asset valuations included the estimated net cash flows for each year for each asset or product, including net revenues, cost of sales, research and development and other operating expenses, the potential regulatory and commercial success risks, competitive trends impacting the asset and each cash flow stream as well as other factors. These fair value measurements were based on significant inputs not observable in the market and thus represent Level 3 fair value measurements.
We recognized goodwill in relation to the fair value associated with NST workforce's expertise and early research in retinal disorders. We also recognized goodwill in relation to the establishment of a deferred tax liability for the acquired IPR&D intangible assets, which have no tax basis. This deferred tax liability is net of the related impacts on the deferred taxes for GILTI. Goodwill that is tax deductible for GILTI purposes is approximately $60.9 million as of December 31, 2020.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Pro forma results of operations as a result of this acquisition have not been presented as this acquisition is not material to our consolidated statements of income. Subsequent to June 7, 2019, the acquisition date, our results of operations include the results of operations of NST.
BIIB100 Acquisition
In January 2018 we acquired BIIB100 (XP01 inhibitor) from Karyopharm Therapeutics Inc. (Karyopharm). BIIB100 is a Phase 1 investigational oral compound for the potential treatment of certain neurological and neurodegenerative diseases, primarily in ALS. BIIB100 is a novel therapeutic candidate that works by inhibiting a protein known as XPO1, with the goal of reducing inflammation and neurotoxicity, along with increasing neuroprotective responses.
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
BIIB104 Acquisition
In April 2018 we acquired BIIB104 (AMPA) from Pfizer. BIIB104 is a first-in-class, Phase 2b ready AMPA receptor potentiator for cognitive impairment associated with schizophrenia. AMPA receptors mediate fast excitatory synaptic transmission in the central nervous system, a process which can be disrupted in a number of neurological and psychiatric diseases, including schizophrenia.
We accounted for this transaction as an asset acquisition as the value being acquired primarily relates to a single asset. In connection with the closing of this transaction, we made an upfront payment of $75.0 million to Pfizer, which was recorded as acquired IPR&D in our consolidated statements of income as BIIB104 had not yet reached technological feasibility. We may also pay Pfizer up to $515.0 million in total development and commercialization milestone payments as well as tiered royalties on potential net commercial sales in the low to mid-teen percentages.
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

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
As part of this transaction, we provided FUJIFILM with certain minimum batch production commitment guarantees. There is a risk that the minimum contractual batch production commitments will not be met. Based upon current estimates we do not expect to incur an adverse commitment obligation associated with such guarantees. We may further adjust this estimate based upon changes in business conditions, which may result in the increase or reduction of this adverse commitment obligation in subsequent periods. We also may be obligated to indemnify FUJIFILM for liabilities that existed relating to certain business activities incurred prior to the closing of this transaction.
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
For the year ended December 31, 2019, we recognized a total net loss of approximately $124.2 million related to the transaction in our consolidated statements of income. This loss included a pre-tax loss of $55.3 million, which was recorded in loss on divestiture of Hillerød, Denmark manufacturing operations. The loss recognized was based on exchange rates and business conditions on the closing date of this transaction, and included costs to sell our Hillerød, Denmark manufacturing operations of approximately $11.2 million and our estimate of the fair value of adverse commitments of approximately $74.0 million, primarily associated with the guarantee of future minimum batch production at the Hillerød facility. We also recorded a tax expense of $68.9 million related to this transaction.
In addition, upon the closing of this transaction, we sold to FUJIFILM $41.8 million of raw materials that were remaining at the Hillerød facility on the closing date of this transaction. These materials were sold at cost, which approximates fair value.
During the year ended December 31, 2020, we reduced our estimate of the fair value of the adverse commitment associated with the guarantee of future batch production by approximately $62.0 million based on our current manufacturing forecasts. Additionally, we recorded a reduction to our pre-tax loss of approximately $30.5 million due to a refund of interest paid associated with a tax matter.
Our estimate of the fair value of the adverse commitments is a Level 3 measurement and is based on forecasted batch production at the Hillerød facility.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
4.    Revenues
Product Revenues
Revenues by product are summarized as follows:

	For the Years Ended December 31,
	2020			2019			2018
(In millions)	United States	Rest of World	Total	United States	Rest of World	Total	United States	Rest of World	Total
Multiple Sclerosis (MS):
Fumarate*	$2,742.0	$1,163.4	$3,905.4	$3,312.0	$1,126.2	$4,438.2	$3,253.2	$1,020.9	$4,274.1
Interferon**	1,273.5	604.0	1,877.5	1,426.6	675.2	2,101.8	1,668.3	694.7	2,363.0
TYSABRI	1,096.8	849.3	1,946.1	1,041.8	850.4	1,892.2	1,025.0	839.0	1,864.0
FAMPYRA	—	103.1	103.1	—	97.1	97.1	—	92.7	92.7
ZINBRYTA	—	—	—	—	—	—	—	1.4	1.4
Subtotal: MS	5,112.3	2,719.8	7,832.1	5,780.4	2,748.9	8,529.3	5,946.5	2,648.7	8,595.2

Spinal Muscular Atrophy:
SPINRAZA	787.8	1,264.3	2,052.1	933.4	1,163.6	2,097.0	854.0	870.2	1,724.2

Biosimilars:
BENEPALI	—	481.6	481.6	—	486.2	486.2	—	485.2	485.2
IMRALDI	—	216.3	216.3	—	184.0	184.0	—	16.7	16.7
FLIXABI	—	97.9	97.9	—	68.1	68.1	—	43.2	43.2
Subtotal: Biosimilars	—	795.8	795.8	—	738.3	738.3	—	545.1	545.1

Other:
FUMADERM	—	12.2	12.2	—	15.2	15.2	—	22.3	22.3

Total product revenues	$5,900.1	$4,792.1	$10,692.2	$6,713.8	$4,666.0	$11,379.8	$6,800.5	$4,086.3	$10,886.8

*Fumarate includes TECFIDERA and VUMERITY. VUMERITY became commercially available in the U.S. in November 2019.
**Interferon includes AVONEX and PLEGRIDY.
We recognized revenues from two wholesalers accounting for 30.5% and 15.3% of gross product revenues in 2020, 30.0% and 17.2% of gross product revenues in 2019 and 32.0% and 18.4% of gross product revenues in 2018, respectively.
As of December 31, 2020, two wholesale distributors individually accounted for approximately 21.1% and 8.5% of net accounts receivable associated with our product sales, as compared to 24.1% and 13.9% as of December 31, 2019, respectively.
An analysis of the change in reserves for discounts and allowances is summarized as follows:

	December 31, 2020
(In millions)	Discounts	Contractual Adjustments	Returns	Total
Beginning balance	$131.1	$1,027.3	$40.5	$1,198.9
Current provisions relating to sales in current year	774.7	3,308.8	19.0	4,102.5
Adjustments relating to prior years	(1.0)	(54.0)	1.3	(53.7)
Payments/returns relating to sales in current year	(635.1)	(2,426.1)	—	(3,061.2)
Payments/returns relating to sales in prior years	(128.3)	(763.0)	(19.2)	(910.5)
Ending balance	$141.4	$1,093.0	$41.6	$1,276.0

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2019
(In millions)	Discounts	Contractual Adjustments	Returns	Total
Beginning balance	$127.8	$888.8	$34.7	$1,051.3
Current provisions relating to sales in current year	666.2	3,011.5	20.9	3,698.6
Adjustments relating to prior years	0.3	(54.1)	5.5	(48.3)
Payments/returns relating to sales in current year	(535.5)	(2,242.9)	(0.2)	(2,778.6)
Payments/returns relating to sales in prior years	(127.7)	(576.0)	(20.4)	(724.1)
Ending balance	$131.1	$1,027.3	$40.5	$1,198.9

	December 31, 2018
(In millions)	Discounts	Contractual Adjustments	Returns	Total
Beginning balance	$109.6	$606.0	$46.0	$761.6
Current provisions relating to sales in current year	679.3	2,686.7	23.1	3,389.1
Adjustments relating to prior years	(0.3)	(10.0)	(1.8)	(12.1)
Payments/returns relating to sales in current year	(551.7)	(1,887.6)	(1.1)	(2,440.4)
Payments/returns relating to sales in prior years	(109.1)	(506.3)	(31.5)	(646.9)
Ending balance	$127.8	$888.8	$34.7	$1,051.3
The total reserves above, which are included in our consolidated balance sheets, are summarized as follows:

	As of December 31,
(In millions)	2020	2019
Reduction of accounts receivable	$195.4	$197.8
Component of accrued expenses and other	1,080.6	1,001.1
Total revenue-related reserves	$1,276.0	$1,198.9
Revenues from Anti-CD20 Therapeutic Programs
Revenues from anti-CD20 therapeutic programs are summarized in the table below. For purposes of this footnote, we refer to RITUXAN and RITUXAN HYCELA collectively as RITUXAN.

	For the Years Ended December 31,
(In millions)	2020	2019	2018
Biogen's share of pre-tax profits in the U.S. for RITUXAN and GAZYVA	$1,080.2	$1,542.4	$1,431.9
Other revenues from anti-CD20 therapeutic programs	897.6	748.0	548.3
Total revenues from anti-CD20 therapeutic programs	$1,977.8	$2,290.4	$1,980.2
Approximately 14.7%, 15.9% and 14.7% of our total revenues in 2020, 2019 and 2018, respectively, were derived from our collaboration arrangements with Genentech. For additional information on our collaboration arrangements with Genentech, please read Note 18, Collaborative and Other Relationships, to these consolidated financial statements.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Other Revenues
Other revenues are summarized as follows:

	For the Years Ended December 31,
(In millions)	2020	2019	2018
Revenues from collaborative and other relationships:
Revenues earned under our technical development agreement, manufacturing service agreements and royalty revenues on biosimilar products with Samsung Bioepis	$20.9	$106.2	$96.4
Other revenues from collaborative and other relationships	0.7	—	(8.6)
Other royalty and corporate revenues:
Royalty	33.9	17.0	38.7
Other corporate	719.1	584.5	459.4
Total other revenues	$774.6	$707.7	$585.9
Other corporate revenues primarily reflect amounts earned under contract manufacturing agreements with our strategic customers, including Bioverativ Inc. (Bioverativ). During the years ended December 31, 2020, 2019 and 2018, we recognized $48.6 million, $383.2 million and $206.7 million, respectively, in revenues under the manufacturing and supply agreement with Bioverativ entered into in connection with the spin-off of our hemophilia business.
During the third quarter of 2019, we amended our agreement with a contract manufacturing customer pursuant to which we licensed certain of our manufacturing-related intellectual property to the customer. In the second quarter of 2020, the customer received regulatory approval for its product that is being manufactured using certain of our manufacturing-related intellectual property. As a result we are entitled to $500.0 million in a series of three payments. The first payment became due upon a regulatory approval of such product and was received during the second quarter of 2020. Subsequent payments are due on the first and second anniversaries of the regulatory approval.
Other corporate revenues for the year ended December 31, 2020, reflect $346.2 million related to the delivery of the license for certain of our manufacturing-related intellectual property under the amended agreement discussed above and the performance of manufacturing product supply services for such customer. We have allocated the remaining $153.8 million of the $500.0 million transaction price to the performance of manufacturing product supply services for the customer, which we expect to perform through 2026. The value allocated to the manufacturing services was based on expected demand for supply and the fair value of comparable manufacturing and development services.
For additional information on our collaboration arrangements with Samsung Bioepis, please read Note 18, Collaborative and Other Relationships, to these consolidated financial statements.
5.        Inventory
The components of inventory are summarized as follows:

	As of December 31,
(In millions)	2020	2019
Raw materials	$314.9	$169.7
Work in process	544.5	460.0
Finished goods	209.2	174.5
Total inventory	$1,068.6	$804.2
Inventory amounts written down as a result of excess, obsolescence, unmarketability or other reasons are charged to cost of sales, and totaled $26.6 million, $52.2 million and $41.9 million for the years ended December 31, 2020, 2019 and 2018, respectively.

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
6.        Intangible Assets and Goodwill
Intangible Assets
Intangible assets, net of accumulated amortization, impairment charges and adjustments are summarized as follows:

		As of December 31, 2020			As of December 31, 2019
(In millions)	Estimated Life	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Completed technology	4-28 years	$7,394.3	$(5,136.5)	$2,257.8	$7,379.3	$(4,881.4)	$2,497.9
In-process research and development	Indefinite until commercialization	762.5	—	762.5	965.5	—	965.5
Trademarks and trade names	Indefinite	64.0	—	64.0	64.0	—	64.0
Total intangible assets		$8,220.8	$(5,136.5)	$3,084.3	$8,408.8	$(4,881.4)	$3,527.4
Amortization and Impairments
Amortization and impairments of acquired intangible assets totaled $464.8 million, $489.9 million and $747.3 million for the years ended December 31, 2020, 2019 and 2018, respectively.
Amortization of acquired intangible assets, excluding impairment charges, totaled $255.1 million, $274.0 million and $381.2 million for the years ended December 31, 2020, 2019 and 2018, respectively. The decrease in amortization of acquired intangible assets, excluding impairment charges, over the three years was primarily due to a lower rate of amortization for acquired intangible assets.
For the year ended December 31, 2020, amortization and impairment of acquired intangible assets reflects the impact of a $115.0 million impairment charge related to BIIB111, which was obtained as part of our acquisition of NST, a $75.4 million impairment charge related to BIIB054 (cinpanemab) and a $19.3 million impairment charge related to one of our other IPR&D intangible assets.
For the year ended December 31, 2019, amortization and impairments of acquired intangible assets reflects the impact of a $215.9 million impairment charge related to certain IPR&D assets associated with the Phase 2b study of BG00011 (STX-100) for the potential treatment of idiopathic pulmonary fibrosis (IPF), which was discontinued in the third quarter of 2019.
For the year ended December 31, 2018, amortization and impairments of acquired intangible assets reflects the impact of a $189.3 million impairment charge related to certain IPR&D assets associated with our vixotrigine program, as discussed below, and a $176.8 million impairment charge related to our U.S. license to Forward Pharma A/S' (Forward Pharma) intellectual property, including Forward Pharma's intellectual property related to TECFIDERA.
Completed Technology
Completed technology primarily relates to our acquisition of all remaining rights to TYSABRI from Elan as well as other amounts related to our other marketed products and programs acquired through business combinations.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
IPR&D Related to Business Combinations
IPR&D represents the fair value assigned to research and development assets that we acquired as part of a business combination and had not yet reached technological feasibility at the date of acquisition. Included in IPR&D balances are adjustments related to foreign currency exchange rate fluctuations. We review amounts capitalized as acquired IPR&D for impairment annually, as of October 31, and whenever events or changes in circumstances indicate to us that the carrying value of the assets might not be recoverable. The carrying value associated with our IPR&D assets as of December 31, 2020 and 2019, relates to the various IPR&D programs we acquired in connection with our acquisitions of NST and Convergence Pharmaceuticals Holdings Ltd. (Convergence). The majority of the balance relates to our acquisition of NST in June 2019 whereby we acquired IPR&D programs with an estimated fair value of approximately $585.0 million as of December 31, 2020. For additional information on our acquisition of NST, please read Note 2, Acquisitions, to these consolidated financial statements.
BIIB111
During the fourth quarter of 2020 we began experiencing third-party manufacturing delays that may impact our timeline for a potential filing of a Biologics License Application (BLA) for BIIB111 for regulatory approval by up to one year. In addition, we determined that forecasted costs associated with advancing the BIIB111 program through Phase 3 development and potential commercialization will exceed our original estimates. We reassessed the fair value of the program based on these changes in assumptions and determined that the program was partially impaired. We recognized an impairment charge of $115.0 million during the fourth quarter of 2020, which resulted in a reduction of the IPR&D asset from $480.0 million to $365.0 million.
BIIB054
In February 2021 we announced that we discontinued development of BIIB054 as a potential treatment of Parkinson's disease as our Phase 2 SPARK study did not meet its primary or secondary endpoints. Although we made this determination in February 2021, it was based on conditions that existed as of December 31, 2020. As a result, we recognized an impairment charge of approximately $75.4 million during the fourth quarter of 2020 to reduce the fair value of the related IPR&D intangible asset to zero.
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
Vixotrigine
In the periods since we acquired vixotrigine, there have been numerous delays in the initiation of Phase 3 studies for the potential treatment of TGN as we engaged with the U.S. Food and Drug Administration (FDA) regarding the design of the Phase 3 studies and awaited data and insights from mid-stage clinical trials of vixotrigine in other indications that have since been completed. The fair value of the TGN asset is not significantly in excess of carrying value. As of December 31, 2020, the carrying value associated with our vixotrigine IPR&D assets was $177.5 million.
Estimated Future Amortization of Intangible Assets
The estimated future amortization of finite-lived intangible assets for the next five years is expected to be as follows:

(In millions)	As of December 31, 2020
2021	$205.0
2022	215.0
2023	215.0
2024	225.0
2025	220.0

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Goodwill
The following table provides a roll forward of the changes in our goodwill balance:

	As of December 31,
(In millions)	2020	2019
Goodwill, beginning of year	$5,757.8	$5,706.4
Increase to goodwill	—	117.5
Elimination of goodwill allocated to Hillerød, Denmark manufacturing operations	—	(69.5)
Other	4.3	3.4
Goodwill, end of year	$5,762.1	$5,757.8
As of December 31, 2020, we had no accumulated impairment losses related to goodwill. Other includes adjustments related to foreign currency exchange rate fluctuations.
7.        Fair Value Measurements
The tables below present information about our assets and liabilities that are regularly measured and carried at fair value and indicate the level within the fair value hierarchy of the valuation techniques we utilized to determine such fair value:

	As of December 31, 2020
(In millions)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$626.9	$—	$626.9	$—
Marketable debt securities:
Corporate debt securities	1,301.5	—	1,301.5	—
Government securities	627.1	—	627.1	—
Mortgage and other asset backed securities	122.4	—	122.4	—
Marketable equity securities	1,974.3	271.1	1,703.2	—
Derivative contracts	20.5	—	20.5	—
Plan assets for deferred compensation	28.2	—	28.2	—
Total	$4,700.9	$271.1	$4,429.8	$—
Liabilities:
Derivative contracts	$217.2	$—	$217.2	$—
Contingent consideration obligations	259.8	—	—	259.8
Total	$477.0	$—	$217.2	$259.8

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As of December 31, 2019
(In millions)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$2,541.1	$—	$2,541.1	$—
Marketable debt securities:
Corporate debt securities	1,695.1	—	1,695.1	—
Government securities	1,013.9	—	1,013.9	—
Mortgage and other asset backed securities	261.3	—	261.3	—
Marketable equity securities	337.5	7.9	329.6	—
Derivative contracts	43.8	—	43.8	—
Plan assets for deferred compensation	27.7	—	27.7	—
Total	$5,920.4	$7.9	$5,912.5	$—
Liabilities:
Derivative contracts	$8.3	$—	$8.3	$—
Contingent consideration obligations	346.1	—	—	346.1
Total	$354.4	$—	$8.3	$346.1
There have been no material impairments of our assets measured and carried at fair value during the years ended December 31, 2020 and 2019. In addition, there have been no changes in valuation techniques during the years ended December 31, 2020 and 2019. The fair value of Level 2 instruments classified as cash equivalents and marketable debt securities was determined through third-party pricing services. The fair value of Level 2 instruments classified as marketable equity securities represents our investments in Sangamo Therapeutics, Inc. (Sangamo) common stock, Denali Therapeutics Inc. (Denali) common stock and Sage Therapeutics, Inc. (Sage) common stock and are valued using an option pricing valuation model as the investments are each subject to certain holding period restrictions. For additional information on our investments in Sangamo, Denali and Sage common stock, please read Note 8, Financial Instruments, to these consolidated financial statements.
Our investments in marketable equity securities also include shares of Ionis Pharmaceuticals, Inc. (Ionis) common stock acquired in June 2018. Our shares of Ionis common stock were initially subject to certain holding period restrictions that have since expired. The fair value of this investment was a Level 1 measurement as of December 31, 2020. For additional information on our collaboration arrangements with Ionis, please read Note 18, Collaborative and Other Relationships, to these consolidated financial statements.
For a description of our validation procedures related to prices provided by third-party pricing services and our option pricing valuation model, please read Note 1, Summary of Significant Accounting Policies - Fair Value Measurements, to these consolidated financial statements.
The following table summarizes the significant unobservable inputs in the fair value measurement of our contingent consideration obligations as of December 31, 2020:

	As of December 31, 2020
(In millions)	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
Liabilities:
Contingent consideration obligation	$259.8	Discounted cash flow	Discount rate	0.60%	0.60%
			Expected timing of achievement of development milestones	2021 to 2025	—
The weighted average discount rate was calculated based on the relative fair value of our contingent consideration obligations. In addition, we apply various probabilities of technological and regulatory success, ranging from 39.9% to certain probability, to the valuation models to estimate the fair values of our contingent consideration obligations.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Nonrecurring Fair Value Measurements
In addition to assets and liabilities that are recorded at fair value on a recurring basis, we record assets and liabilities at fair value on a nonrecurring basis as required by accounting principles generally accepted in the U.S. (U.S. GAAP). Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges.
The gains or losses on assets measured at fair value on a nonrecurring basis, are summarized as follows:

	As of December 31, 2020
(In millions)	Beginning Book Value	Impairment	Ending Book Value
BIIB111 intangible asset	$480.0	$(115.0)	$365.0
For the year ended December 31, 2020, we recorded a partial impairment charge of $115.0 million related to BIIB111. For additional information, please read Note 6, Intangible Assets and Goodwill, to these consolidated financial statements.
Debt Instruments
The fair values of our debt instruments, which are Level 2 liabilities, are summarized as follows:

	As of December 31,
(In millions)	2020	2019
2.900% Senior Notes due September 15, 2020(1)	$—	$1,509.6
3.625% Senior Notes due September 15, 2022	1,054.1	1,038.9
4.050% Senior Notes due September 15, 2025	2,003.1	1,897.2
2.250% Senior Notes due May 1, 2030	1,557.2	—
5.200% Senior Notes due September 15, 2045	2,365.1	2,107.9
3.150% Senior Notes due May 1, 2050	1,536.4	—
Total	$8,515.9	$6,553.6

(1) Our 2.900% Senior Notes due September 15, 2020, were redeemed in full in May 2020 using the net proceeds from the issuance on April 30, 2020, of our senior unsecured notes for an aggregate principal amount of $3.0 billion. For additional information, please read Note 12, Indebtedness, to these consolidated financial statements.
The fair values of each of our series of Senior Notes were determined through market, observable and corroborated sources. For additional information related to our Senior Notes, please read Note 12, Indebtedness, to these consolidated financial statements.
Contingent Consideration Obligations
In connection with our acquisitions of Convergence and Biogen International Neuroscience GmbH (BIN), we agreed to make additional payments based upon the achievement of certain milestone events. The following table provides a roll forward of the fair values of our contingent consideration obligations, which includes Level 3 measurements:

	As of December 31,
(In millions)	2020	2019
Fair value, beginning of year	$346.1	$409.8
Changes in fair value	(86.3)	(63.7)
Payments and other	—	—
Fair value, end of year	$259.8	$346.1
As of December 31, 2020 and 2019, approximately $110.3 million and $197.7 million, respectively, of the fair value of our total contingent consideration obligations was reflected as a component of other long-term liabilities in our consolidated balance sheets with the remaining balance reflected as a component of accrued expenses and other.
For the year ended December 31, 2020, changes in the fair value of our contingent consideration obligations were primarily due to our discontinuing development of BIIB054 for the potential treatment of Parkinson's disease, resulting in a reduction of our contingent consideration obligations of $51.0 million as well as other changes in the

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
probability and the expected timing of the achievement of certain remaining developmental milestones, changes in the interest rates used to revalue our contingent consideration liabilities and the passage of time.
For the year ended December 31, 2019, changes in the fair value of our contingent consideration obligations were primarily due to the discontinuation of the Phase 2b study of BG00011 for the potential treatment of IPF resulting in a reduction of our contingent consideration obligations of $61.2 million as well as other changes in the probability and expected timing of achievement of certain developmental milestones, a decrease in interest rates used to revalue our contingent consideration liabilities and the passage of time.
The fair values of the contingent consideration liabilities were based on a probability-adjusted discounted cash flow calculation using Level 3 fair value measurements and inputs. For additional information on the valuation techniques and inputs utilized in the valuation of our financial assets and liabilities, please read Note 1, Summary of Significant Accounting Policies, to these consolidated financial statements.
Convergence Pharmaceuticals Holdings Limited
In connection with our acquisition of Convergence in February 2015 we recorded a contingent consideration obligation of $274.5 million. As of December 31, 2020 and 2019, the fair value of this contingent consideration obligation was $259.8 million and $244.6 million, respectively. Our most recent valuation was determined based upon net cash flow projections of $400.0 million, probability weighted and discounted using a rate of 0.6%, which is a measure of the credit risk associated with settling the liability.
Biogen International Neuroscience GmbH
In connection with our acquisition of BIN in December 2010 we recorded a contingent consideration obligation of $81.2 million. We discontinued further development of BIIB054 for the potential treatment of Parkinson's disease based on the results of a Phase 2 study of BIIB054. Additionally, during the third and fourth quarters of 2020 we discontinued other programs related to our acquisition of BIN for which we had immaterial contingent consideration obligations. As a result, the fair value of the contingent consideration obligations related to our acquisition of BIN has been adjusted to zero, resulting in a gain of $101.5 million for the year ended December 31, 2020.
Acquired IPR&D
The fair values of the acquired IPR&D assets were based on a probability-adjusted discounted cash flow calculation using Level 3 fair value measurements and inputs including estimated revenues and probabilities of success. These assets are tested for impairment annually until commercialization, after which time the acquired IPR&D will be amortized over its estimated useful life using the economic consumption method. In connection with our acquisition of BIN, we recognized a $110.9 million acquired IPR&D intangible asset. We discontinued further development of BIIB054 for the potential treatment of Parkinson's disease and recognized an impairment charge of $75.4 million during the fourth quarter of 2020 to reduce the fair value of the IPR&D intangible asset to zero. In connection with our acquisition of Stromedix Inc., we recognized a $219.2 million acquired IPR&D intangible asset. During the third quarter of 2019 we discontinued the Phase 2b study of BG00011 for the potential treatment of IPF and recognized an impairment charge of $215.9 million to reduce the fair value of the IPR&D intangible asset to zero. In connection with our acquisition of Convergence, we recognized a $424.6 million acquired IPR&D intangible asset. During the third quarter of 2018 we recognized impairment charges related to certain IPR&D assets associated with our vixotrigine program totaling $189.3 million. For additional information on our IPR&D intangible assets, including a discussion of our most significant assumptions, please read Note 6, Intangible Assets and Goodwill, to these consolidated financial statements.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
8.    Financial Instruments
The following table summarizes our financial assets with maturities of less than 90 days from the date of purchase included in cash and cash equivalents in our consolidated balance sheets:

	As of December 31,
(In millions)	2020	2019
Commercial paper	$61.1	$384.4
Overnight reverse repurchase agreements	37.4	368.8
Money market funds	505.1	1,628.5
Short-term debt securities	23.3	159.4
Total	$626.9	$2,541.1
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
Our marketable equity securities gains (losses) are recorded in other income (expense), net in our consolidated statements of income. The following tables summarize our marketable debt and equity securities, classified as available for sale:

	As of December 31, 2020
(In millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities
Current	$897.8	$0.4	$(0.2)	$898.0
Non-current	402.5	1.1	(0.1)	403.5
Government securities
Current	380.6	0.1	—	380.7
Non-current	245.9	0.5	—	246.4
Mortgage and other asset backed securities
Current	0.2	—	—	0.2
Non-current	122.1	0.2	(0.1)	122.2
Total marketable debt securities	$2,049.1	$2.3	$(0.4)	$2,051.0
Marketable equity securities, current	$70.6	$15.9	$—	$86.5
Marketable equity securities, non-current	$1,168.9	$733.8	$(14.9)	$1,887.8

	As of December 31, 2019
(In millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities
Current	$1,057.2	$1.0	$—	$1,058.2
Non-current	633.9	3.0	—	636.9
Government securities
Current	502.9	0.4	—	503.3
Non-current	510.1	0.8	(0.3)	510.6
Mortgage and other asset backed securities
Current	0.7	—	—	0.7
Non-current	260.2	0.8	(0.4)	260.6
Total marketable debt securities	$2,965.0	$6.0	$(0.7)	$2,970.3
Marketable equity securities, non-current	$218.4	$132.1	$(13.0)	$337.5

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Summary of Contractual Maturities: Available-for-Sale Debt Securities
The estimated fair value and amortized cost of our marketable debt securities available-for-sale by contractual maturity are summarized as follows:

	As of December 31, 2020		As of December 31, 2019
(In millions)	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost
Due in one year or less	$1,278.9	$1,278.6	$1,562.2	$1,560.8
Due after one year through five years	722.6	721.3	1,234.5	1,230.4
Due after five years	49.5	49.2	173.6	173.8
Total marketable debt securities	$2,051.0	$2,049.1	$2,970.3	$2,965.0
The average maturity of our marketable debt securities available-for-sale as of December 31, 2020 and 2019, was approximately 11 months and 14 months, respectively.
Proceeds from Marketable Debt Securities
The proceeds from maturities and sales of marketable debt securities and resulting realized gains and losses are summarized as follows:

	For the Years Ended December 31,
(In millions)	2020	2019	2018
Proceeds from maturities and sales	$7,299.4	$6,007.0	$9,173.7
Realized gains	17.7	6.0	3.2
Realized losses	26.0	1.5	11.7
Realized losses for the year ended December 31, 2020, 2019 and 2018, primarily relate to sales of corporate bonds, agency mortgage-backed securities and other asset-backed securities.
Strategic Investments
As of December 31, 2020 and 2019, our strategic investment portfolio was comprised of investments totaling $2,024.6 million and $393.9 million, respectively, which are included in investments and other assets in our consolidated balance sheets.
Our strategic investment portfolio includes investments in equity securities of certain biotechnology companies, which are reflected within our disclosures included in Note 7, Fair Value Measurements, to these consolidated financial statements, venture capital funds where the underlying investments are in equity securities of certain biotechnology companies and non-marketable equity securities.
The increase in our strategic investment portfolio for the year ended December 31, 2020, was primarily due to our purchases of Sage, Denali and Sangamo common stock, as discussed below. These purchases were reflected as net cash flows used in investing activities within the consolidated statement of cash flows.
Sage Therapeutics, Inc.
In November 2020 we entered into a global collaboration and license agreement with Sage. In connection with the closing of this collaboration in December 2020 we purchased approximately 6.2 million shares of Sage common stock. This investment is classified as a Level 2 marketable equity security due to certain holding period restrictions and is remeasured each reporting period and carried at fair value. The effects of certain holding period restrictions on the investment are estimated using an option pricing valuation model. The most significant assumptions within the model are the term of the restrictions and the stock price volatility, which is based upon historical volatility of similar companies. We also use a constant maturity risk free-interest rate to match the remaining term of the restrictions on our investment in Sage common stock and a dividend yield of zero based upon the fact that Sage and similar companies generally have not historically granted cash dividends.
For additional information on our collaboration agreement with Sage, please read Note 18, Collaborative and Other Relationships, to these consolidated financial statements.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Denali Therapeutics Inc.
In August 2020 we entered into a collaboration and license agreement with Denali. As part of this collaboration we purchased approximately 13 million shares of Denali common stock in September 2020. This investment is classified as a Level 2 marketable equity security due to certain holding period restrictions and is remeasured each reporting period and carried at fair value. The effects of certain holding period restrictions on the investment are estimated using an option pricing valuation model. The most significant assumptions within the model are the term of the restrictions and the stock price volatility, which is based upon historical volatility of similar companies. We also use a constant maturity risk free-interest rate to match the remaining term of the restrictions on our investment in Denali common stock and a dividend yield of zero based upon the fact that Denali and similar companies generally have not historically granted cash dividends.
For additional information on our collaboration agreement with Denali, please read Note 18, Collaborative and Other Relationships, to these consolidated financial statements.
Sangamo Therapeutics, Inc.
In February 2020 we entered into a collaboration and license agreement with Sangamo. In connection with the closing of this transaction in April 2020 we purchased approximately 24 million shares of Sangamo common stock. This equity method investment will be remeasured each reporting period and carried at fair value due to our election of the fair value option. The effects of certain holding period restrictions on the investment are estimated using an option pricing valuation model. The most significant assumptions within the model are the term of the restrictions and the stock price volatility, which is based upon historical volatility of similar companies. We also use a constant maturity risk free-interest rate to match the remaining term of the restrictions on our investment in Sangamo common stock and a dividend yield of zero based upon the fact that Sangamo and similar companies generally have not historically granted cash dividends.
For additional information on our collaboration agreement with Sangamo, please read Note 18, Collaborative and Other Relationships, to these consolidated financial statements.
Samsung Bioepis
In June 2018 we exercised our option under our joint venture agreement with Samsung BioLogics to increase our ownership percentage in Samsung Bioepis from approximately 5.0% to approximately 49.9%. The share purchase transaction was completed in November 2018 and, upon closing, we paid 759.5 billion South Korean won ($676.6 million) to Samsung BioLogics.
As of December 31, 2020 and 2019, the carrying value of our investment in Samsung Bioepis totaled 673.8 billion South Korean won ($620.2 million) and 670.8 billion South Korean won ($580.2 million), respectively, which is classified as a component of investments and other assets within our consolidated balance sheets.
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
Foreign currency forward contracts in effect as of December 31, 2020 and 2019, had durations of 1 to 24 months and 1 to 15 months, respectively. These contracts have been designated as cash flow hedges and unrealized gains or losses on the portion of these foreign currency forward contracts that are included in the effectiveness test are reported in accumulated other comprehensive income (loss) (referred to as AOCI in the table below). Realized gains and losses of such contracts are recognized in revenues when the sale of product in the currency being hedged is recognized and in operating expenses when the expense in the currency being hedged is recorded. We recognize all cash flow hedge reclassifications from accumulated other comprehensive income (loss)

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
and fair value changes of excluded portions in the same line item in our consolidated statements of income that has been impacted by the hedged item.
The notional value of foreign currency forward contracts that were entered into to hedge forecasted revenues and operating expenses is summarized as follows:

	Notional Amount As of December 31,
(In millions)	2020	2019
Euro	$2,979.1	$1,892.4
British pound	250.6	—
Total foreign currency forward contracts	$3,229.7	$1,892.4
The pre-tax portion of the fair value of these foreign currency forward contracts that were included in accumulated other comprehensive income (loss) in total equity reflected net losses of $212.5 million as of December 31, 2020, net gains of $0.5 million as of December 31, 2019, and net gains of $27.3 million as of December 31, 2018. We expect the net losses of $212.5 million to be settled over the next 24 months, of which $175.2 million of these losses are expected to be settled over the next 12 months, with any amounts in accumulated other comprehensive income (loss) to be reported as an adjustment to revenues or operating expenses. We consider the impact of our and our counterparties’ credit risk on the fair value of the contracts as well as the ability of each party to execute its contractual obligations. As of December 31, 2020 and 2019, credit risk did not materially change the fair value of our foreign currency forward contracts.
The following table summarizes the effect of foreign currency forward contracts designated as hedging instruments in our consolidated statements of income:

For the Years Ended December 31,
Net Gains/(Losses) Reclassified from AOCI into Operating Income (in millions)				Net Gains/(Losses) Recognized in Operating Income (in millions)
Location	2020	2019	2018	Location	2020	2019	2018
Revenues	$18.3	$118.6	$(42.5)	Revenues	$(9.9)	$2.9	$10.8
Operating expenses	3.3	(3.3)	0.2	Operating expenses	—	0.2	(0.1)
Interest Rate Contracts - Hedging Instruments
We have entered into interest rate lock contracts or interest rate swap contracts on certain borrowing transactions to manage our exposure to interest rate changes and to reduce our overall cost of borrowing.
Interest Rate Swap Contracts
In connection with the issuance of our 2.90% Senior Notes due September 15, 2020, we entered into interest rate swaps with an aggregate notional amount of $675.0 million, which were set to expire on September 15, 2020. The interest rate swap contracts were designated as hedges of the fair value changes in our 2.90% Senior Notes attributable to changes in interest rates. The carrying value of our 2.90% Senior Notes as of December 31, 2019, included approximately $2.3 million related to changes in the fair value of these interest rate swap contracts. In May 2020 we settled our interest rate swap contracts, in conjunction with our early redemption of our 2.90% Senior Notes, resulting in a gain of approximately $3.3 million for the year ended December 31, 2020, which was recorded as a component of interest expense in our consolidated statements of income.
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
In order to mitigate these currency fluctuations between the U.S. dollar and South Korean won, we have entered into foreign currency forward contracts. Foreign currency forward contracts in effect as of December 31, 2020, had remaining durations of 10 months. These contracts have been designated as net investment hedges. We recognize changes in the spot exchange rate in accumulated other comprehensive income (loss). The pre-tax portion

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
of the fair value of these foreign currency forward contracts that were included in accumulated other comprehensive income (loss) in total equity reflected net losses of $21.2 million and $1.5 million as of December 31, 2020 and 2019, respectively. We exclude fair value changes related to the forward rate from our hedging relationship and will amortize the forward points in other income (expense), net in our consolidated statements of income over the term of the contract. The pre-tax portion of the fair value of the forward points that were included in accumulated other comprehensive income (loss) in total equity reflected gains of $0.2 million and $2.9 million as of December 31, 2020 and 2019, respectively.
The following table summarizes the effect of our net investment hedges in our consolidated financial statements:

For the Years Ended December 31,
Net Gains/(Losses) Recognized in Other Comprehensive Income (Effective Portion) (in millions)				Net Gains/(Losses) Recognized in Other Comprehensive Income (Amounts Excluded from Effectiveness Testing) (in millions)				Net Gains/(Losses) Recognized in Net Income (Amounts Excluded from Effectiveness Testing) (in millions)
Location	2020	2019	2018	Location	2020	2019	2018	Location	2020	2019	2018
Gains (losses) on net investment hedge	$(35.1)	$25.3	$(3.8)	Gains (losses) on net investment hedge	$4.5	$3.3	$—	Other income (expense)	$2.9	$7.0	$1.5
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
The aggregate notional amount of these outstanding foreign currency contracts was $1,158.0 million and $793.8 million as of December 31, 2020 and 2019, respectively. Net gains of $30.1 million, net losses of $5.9 million and net gains of $2.0 million related to these contracts were recorded as a component of other income (expense), net for the years ended December 31, 2020, 2019 and 2018, respectively.
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
The following table summarizes the fair value and presentation in our consolidated balance sheets of our outstanding derivative instruments, including those designated as hedging instruments:

		As of December 31,
(In millions)	Balance Sheet Location	2020	2019
Cash Flow Hedging Instruments:
Asset derivative instruments	Other current assets	$—	$33.8
Liability derivative instruments	Accrued expenses and other	157.1	2.0
	Other long-term liabilities	35.7	1.7

Net Investment Hedging Instruments:
Asset derivative instruments	Other current assets	—	2.0
Liability derivative instruments	Accrued expenses and other	19.7	—

Fair Value Hedging Instruments
Liability derivative instruments	Accrued expenses and other	—	2.3

Other Derivative Instruments:
Asset derivative instruments	Other current assets	20.5	8.0
Liability derivative instruments	Accrued expenses and other	4.7	2.4

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
10.      Property, Plant and Equipment
Property, plant and equipment are recorded at historical cost, net of accumulated depreciation. Components of property, plant and equipment, net are summarized as follows:

	As of December 31,
(In millions)	2020	2019
Land	$119.8	$118.1
Buildings	1,025.3	835.0
Leasehold improvements	104.6	99.5
Machinery and equipment	1,027.8	844.5
Computer software and hardware	903.0	798.4
Furniture and fixtures	62.5	58.3
Construction in progress	1,950.8	2,084.4
Total cost	5,193.8	4,838.2
Less: accumulated depreciation	(1,782.3)	(1,590.9)
Total property, plant and equipment, net	$3,411.5	$3,247.3
Depreciation expense totaled $201.9 million, $190.6 million and $269.4 million for the years ended December 31, 2020, 2019 and 2018, respectively.
For the years ended December 31, 2020, 2019 and 2018, we capitalized interest costs related to construction in progress totaling approximately $65.2 million, $68.8 million and $54.0 million, respectively.
Solothurn, Switzerland Manufacturing Facility
In order to support our future growth and drug development pipeline, we are building a large-scale biologics manufacturing facility in Solothurn, Switzerland. We expect this facility to be partially operational during the first half of 2021. Upon completion, this facility will include 393,000 square feet related to a large-scale biologics manufacturing facility, 290,000 square feet of warehouse, utilities and support space and 51,000 square feet of administrative space. As of December 31, 2020 and 2019, we had approximately $1.8 billion and $1.9 billion, respectively, capitalized as construction in progress related to this facility. For the year ended December 31, 2020, we placed approximately $256.8 million of fixed assets in service related to this facility.
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
In addition, we sublease certain real estate to third parties. Our sublease portfolio consists of operating leases, with remaining lease terms ranging from four years to eight years. Our subleases do not include an option to renew as they are coterminous with our operating leases.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
All of our leases qualify as operating leases. The following table summarizes the presentation in our consolidated balance sheets of our operating leases:

		As of December 31,
(In millions)	Balance sheet location	2020	2019
Assets:
Operating lease assets	Operating lease assets	$433.3	$427.0

Liabilities
Current operating lease liabilities	Accrued expenses and other	$83.2	$73.6
Non-current operating lease liabilities	Long-term operating lease liabilities	402.0	412.7
Total operating lease liabilities		$485.2	$486.3
The following table summarizes the effect of lease costs in our consolidated statements of income:

		For the Years Ended December 31,
(In millions)	Income Statement Location	2020	2019
Operating lease cost	Research and development	$5.2	$6.7
	Selling, general and administrative	93.1	84.6
Variable lease cost	Research and development	1.1	1.2
	Selling, general and administrative	21.1	23.7
Sublease income	Selling, general and administrative	(24.2)	(25.6)
	Other (income) expense, net	(3.9)	(3.9)
Net lease cost		$92.4	$86.7
Variable lease cost primarily related to operating expenses, taxes and insurance associated with our operating leases. As these costs are generally variable in nature, they are not included in the measurement of the operating lease asset and related lease liability.
The minimum lease payments for the next five years and thereafter is expected to be as follows:

(In millions)	As of December 31, 2020
2021	$95.8
2022	93.5
2023	82.0
2024	75.0
2025	56.9
Thereafter	129.8
Total lease payments	$533.0
Less: interest	47.8
Present value of operating lease liabilities	$485.2
The weighted average remaining lease term and weighted average discount rate of our operating leases are as follows:

	As of December 31,
	2020	2019
Weighted average remaining lease term in years	6.30	7.07
Weighted average discount rate	2.9%	3.2%

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Supplemental disclosure of cash flow information related to our operating leases included in cash flows provided by operating activities in our consolidated statements of cash flows is as follows:

	As of December 31,
(In millions)	2020	2019
Cash paid for amounts included in the measurement of lease liabilities	$100.2	$93.8
Operating lease assets obtained in exchange for lease obligations	59.0	35.9
12.     Indebtedness
Our indebtedness is summarized as follows:

	As of December 31,
(In millions)	2020	2019
Current portion:
2.900% Senior Notes due September 15, 2020(1)	$—	$1,495.8
Current portion of notes payable	$—	$1,495.8
Non-current portion:
3.625% Senior Notes due September 15, 2022	$997.9	$996.6
4.050% Senior Notes due September 15, 2025	1,741.2	1,739.5
2.250% Senior Notes due May 1, 2030	1,491.1	—
5.200% Senior Notes due September 15, 2045	1,723.4	1,722.9
3.150% Senior Notes due May 1, 2050	1,472.6	—
Non-current portion of notes payable	$7,426.2	$4,459.0

(1) Our 2.900% Senior Notes due September 15, 2020, were redeemed in full in May 2020 using the net proceeds from the issuance on April 30, 2020, of our senior unsecured notes for an aggregate principal amount of $3.0 billion, as discussed below.
2020 Senior Notes
On April 30, 2020, we issued senior unsecured notes for an aggregate principal amount of $3.0 billion (2020 Senior Notes) as of December 31, 2020, consisting of the following:
•$1.5 billion aggregate principal amount of 2.25% Senior Notes due May 1, 2030, valued at 99.973% of par; and
•$1.5 billion aggregate principal amount of 3.15% Senior Notes due May 1, 2050, valued at 99.174% of par.
Our 2020 Senior Notes are senior unsecured obligations and may be redeemed at our option at any time at 100.0% of the principal amount plus accrued interest and, until a specified period before maturity, a specified make-whole amount. Our 2020 Senior Notes contain a change-of-control provision that, under certain circumstances, may require us to purchase our 2020 Senior Notes at a price equal to 101.0% of the principal amount plus accrued and unpaid interest to the date of repurchase.
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
2015 Senior Notes
The following is a summary of our currently outstanding senior secured notes issued in 2015 (the 2015 Senior Notes) as of December 31, 2020:
•$1.0 billion aggregate principal amount of 3.625% Senior Notes due September 15, 2022, valued at 99.920% of par;

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
•$1.75 billion aggregate principal amount of 4.05% Senior Notes due September 15, 2025, valued at 99.764% of par; and
•$1.75 billion aggregate principal amount of 5.20% Senior Notes due September 15, 2045, valued at 99.294% of par.
The original costs associated with this offering of approximately $47.5 million have been recorded as a reduction to the carrying amount of the debt in our consolidated balance sheets. These costs along with the discounts will be amortized as additional interest expense using the effective interest rate method over the period from issuance through maturity.
Our 2015 Senior Notes are senior unsecured obligations and may be redeemed at our option at any time at 100.0% of the principal amount plus accrued interest and a specified make-whole amount. Our 2015 Senior Notes contain a change of control provision that may require us to purchase the notes at a price equal to 101.0% of the principal amount plus accrued and unpaid interest to the date of purchase under certain circumstances.
On September 15, 2015, we issued $1.5 billion aggregate principal amount of 2.90% Senior Notes due September 15, 2020, at 99.792% of par. Our 2.90% Senior Notes were senior unsecured obligations. In connection with the 2.90% Senior Notes, we entered into interest rate swap contracts where we received a fixed rate and paid a variable rate. In May 2020 we used the net proceeds from the sale of our 2020 Senior Notes to redeem our 2.90% Senior Notes prior to their maturity and recognized a net pre-tax charge of $9.4 million upon the extinguishment of these notes. This charge, which was recognized in interest expense in other income (expense), net in our consolidated statements of income for the year ended December 31, 2020, reflects the payment of a $12.7 million early call premium and the write off of remaining unamortized original debt issuance costs and discount balances, partially offset by a $3.3 million gain related to the settlement of the associated interest rate swap contracts. For additional information on our interest rate contracts, please read Note 9, Derivative Instruments, to these consolidated financial statements.
2020 Credit Facility
In January 2020 we entered into a $1.0 billion, five-year senior unsecured revolving credit facility under which we are permitted to draw funds for working capital and general corporate purposes. The terms of the revolving credit facility include a financial covenant that requires us not to exceed a maximum consolidated leverage ratio. This revolving credit facility replaced the revolving credit facility that we entered into in August 2015. As of December 31, 2020, we had no outstanding borrowings and were in compliance with all covenants under this facility.
Debt Maturity
The total gross payments due under our debt arrangements are as follows:

(In millions)	As of December 31, 2020
2021	$—
2022	1,000.0
2023	—
2024	—
2025	1,750.0
2026 and thereafter	4,750.0
Total	$7,500.0
The fair value of our debt is disclosed in Note 7, Fair Value Measurements, to these consolidated financial statements.
13.      Equity
Preferred Stock
We have 8.0 million shares of Preferred Stock authorized, of which 1.75 million shares are authorized as Series A, 1.0 million shares are authorized as Series X junior participating and 5.25 million shares are undesignated. Shares may be issued without a vote or action of shareholders from time to time in classes or series with the designations, powers, preferences and the relative, participating, optional or other special rights of the shares of

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
each such class or series and any qualifications, limitations or restrictions thereon as set forth in the instruments governing such shares. Any such Preferred Stock may rank prior to common stock as to dividend rights, liquidation preference or both, and may have full or limited voting rights and may be convertible into shares of common stock. No shares of Preferred Stock were issued and outstanding during 2020, 2019 and 2018.
Common Stock
The following table describes the number of shares authorized, issued and outstanding of our common stock as of December 31, 2020, 2019 and 2018:

	As of December 31, 2020			As of December 31, 2019			As of December 31, 2018
(In millions)	Authorized	Issued	Outstanding	Authorized	Issued	Outstanding	Authorized	Issued	Outstanding
Common stock	1,000.0	176.2	152.4	1,000.0	198.0	174.2	1,000.0	221.0	197.2
Share Repurchases
In October 2020 our Board of Directors authorized a program to repurchase up to $5.0 billion of our common stock (2020 Share Repurchase Program). Our 2020 Share Repurchase Program does not have an expiration date. All share repurchases under our 2020 Share Repurchase Program will be retired. Under our 2020 Share Repurchase Program, we repurchased and retired approximately 1.6 million shares of our common stock at a cost of approximately $400.0 million during the year ended December 31, 2020.
In December 2019 our Board of Directors authorized a program to repurchase up to $5.0 billion of our common stock (December 2019 Share Repurchase Program), which was completed as of September 30, 2020. All shares repurchased under our December 2019 Share Repurchase Program were retired. Under our December 2019 Share Repurchase Program, we repurchased and retired approximately 16.7 million shares of our common stock at a cost of approximately $5.0 billion during the year ended December 31, 2020.
In March 2019 our Board of Directors authorized a program to repurchase up to $5.0 billion of our common stock (March 2019 Share Repurchase Program), which was completed as of March 31, 2020. All shares repurchased under our March 2019 Share Repurchase Program were retired. Under our March 2019 Share Repurchase Program, we repurchased and retired approximately 4.1 million and 14.7 million shares of our common stock at a cost of approximately $1.3 billion and $3.7 billion during the years ended December 31, 2020 and 2019, respectively.
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
In July 2016 our Board of Directors authorized a program to repurchase up to $5.0 billion of our common stock (2016 Share Repurchase Program), which was completed as of June 30, 2018. All share repurchases under our 2016 Share Repurchase Program were retired. Under our 2016 Share Repurchase Program, we repurchased and retired approximately 10.5 million shares of common stock at a cost of approximately $3.0 billion during the year ended December 31, 2018.
Amounts paid to repurchase shares in excess of their par value are allocated between additional paid-in capital and retained earnings, with payments in excess of our additional paid-in-capital balance recorded as a reduction to retained earnings.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Accumulated Other Comprehensive Income (Loss)
The following tables summarize the changes in accumulated other comprehensive income (loss), net of tax by component:

	December 31, 2020
(In millions)	Unrealized Gains (Losses) on Securities Available for Sale, net of tax	Unrealized Gains (Losses) on Cash Flow Hedges, net of tax	Gains (Losses) on Net Investment Hedge, Net of Tax	Unfunded Status of Postretirement Benefit Plans, net of tax	Currency Translation Adjustments	Total
Balance, December 31, 2019	$4.2	$7.8	$25.1	$(32.8)	$(139.5)	$(135.2)
Other comprehensive income (loss) before reclassifications	(9.3)	(165.0)	(30.7)	(33.5)	92.9	(145.6)
Amounts reclassified from accumulated other comprehensive income (loss)	6.5	(21.8)	(2.9)	—	—	(18.2)
Net current period other comprehensive income (loss)	(2.8)	(186.8)	(33.6)	(33.5)	92.9	(163.8)
Balance, December 31, 2020	$1.4	$(179.0)	$(8.5)	$(66.3)	$(46.6)	$(299.0)

	December 31, 2019
(In millions)	Unrealized Gains (Losses) on Securities Available for Sale, net of tax	Unrealized Gains (Losses) on Cash Flow Hedges, net of tax	Gains (Losses) on Net Investment Hedge, Net of Tax	Unfunded Status of Postretirement Benefit Plans, net of tax	Currency Translation Adjustments	Total
Balance, December 31, 2018	$(4.0)	$34.7	$3.5	$(31.3)	$(243.3)	$(240.4)
Other comprehensive income (loss) before reclassifications	11.8	88.1	28.6	(1.5)	103.8	230.8
Amounts reclassified from accumulated other comprehensive income (loss)	(3.6)	(115.0)	(7.0)	—	—	(125.6)
Net current period other comprehensive income (loss)	8.2	(26.9)	21.6	(1.5)	103.8	105.2
Balance, December 31, 2019	$4.2	$7.8	$25.1	$(32.8)	$(139.5)	$(135.2)

	December 31, 2018
(In millions)	Unrealized Gains (Losses) on Securities Available for Sale, net of tax	Unrealized Gains (Losses) on Cash Flow Hedges, net of tax	Gains (Losses) on Net Investment Hedge, Net of Tax	Unfunded Status of Postretirement Benefit Plans, net of tax	Currency Translation Adjustments	Total
Balance, December 31, 2017	$(1.6)	$(104.5)	$—	$(36.8)	$(175.5)	$(318.4)
Amount reclassified, net of tax, upon adoption of ASU 2016-01	1.5	—	—	—	—	1.5
Balance, January 1, 2018	(0.1)	(104.5)	—	(36.8)	(175.5)	(316.9)
Other comprehensive income (loss) before reclassifications	(10.6)	97.4	5.0	5.5	(67.8)	29.5
Amounts reclassified from accumulated other comprehensive income (loss)	6.7	41.8	(1.5)	—	—	47.0
Net current period other comprehensive income (loss)	(3.9)	139.2	3.5	5.5	(67.8)	76.5
Balance, December 31, 2018	$(4.0)	$34.7	$3.5	$(31.3)	$(243.3)	$(240.4)

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table summarizes the amounts reclassified from accumulated other comprehensive income:

(In millions)	Income Statement Location	Amounts Reclassified from Accumulated Other Comprehensive Income
		For the Years Ended December 31,
		2020	2019	2018
Gains (losses) on securities available for sale	Other income (expense)	$(8.2)	$4.5	$(8.5)
	Income tax benefit (expense)	1.7	(0.9)	1.8

Gains (losses) on cash flow hedges	Revenues	18.3	118.6	(42.5)
	Operating expenses	3.3	(3.3)	0.2
	Other income (expense)	0.3	0.3	0.3
	Income tax benefit (expense)	(0.1)	(0.6)	0.2

Gains (losses) on net investment hedge	Other Income (expense)	2.9	7.0	1.5

Total reclassifications, net of tax		$18.2	$125.6	$(47.0)

14.      Earnings per Share
Basic and diluted earnings per share are calculated as follows:

	For the Years Ended December 31,
(In millions)	2020	2019	2018
Numerator:
Net income attributable to Biogen Inc.	$4,000.6	$5,888.5	$4,430.7
Denominator:
Weighted average number of common shares outstanding	160.9	187.1	204.9
Effect of dilutive securities:
Time-vested restricted stock units	0.2	0.2	0.3
Market stock units	0.1	0.1	0.1
Performance stock units settled in stock	0.1	—	—
Dilutive potential common shares	0.4	0.3	0.4
Shares used in calculating diluted earnings per share	161.3	187.4	205.3
Amounts excluded from the calculation of net income per diluted share because their effects were anti-dilutive were insignificant.
Earnings per share for the years ended December 31, 2020, 2019 and 2018, reflects the repurchase of approximately 22.4 million shares, 23.6 million shares and 14.8 million shares of our common stock, respectively, under our share repurchase programs. For additional information on our share repurchase programs, please read Note 13, Equity, to these consolidated financial statements.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
15.     Share-Based Payments
Share-Based Compensation Expense
The following table summarizes share-based compensation expense included in our consolidated statements of income:

	For the Years Ended December 31,
(In millions)	2020	2019	2018
Research and development	$80.0	$77.1	$75.8
Selling, general and administrative	131.3	148.3	105.8
Subtotal	211.3	225.4	181.6
Capitalized share-based compensation costs	(6.2)	(8.9)	(11.5)
Share-based compensation expense included in total cost and expenses	205.1	216.5	170.1
Income tax effect	(33.5)	(35.7)	(27.5)
Share-based compensation expense included in net income attributable to Biogen Inc.	$171.6	$180.8	$142.6
The following table summarizes share-based compensation expense associated with each of our share-based compensation programs:

	For the Years Ended December 31,
(In millions)	2020	2019	2018
Market stock units	$40.5	$30.4	$27.2
Time-vested restricted stock units	142.6	134.0	126.6
Cash settled performance units	(1.7)	0.7	7.8
Performance units	(0.1)	1.6	3.1
Performance stock units settled in stock	7.9	15.5	4.7
Performance stock units settled in cash	8.6	5.5	1.7
Employee stock purchase plan	13.5	11.5	10.5
NST stock options	—	26.2	—
Subtotal	211.3	225.4	181.6
Capitalized share-based compensation costs	(6.2)	(8.9)	(11.5)
Share-based compensation expense included in total cost and expenses	$205.1	$216.5	$170.1
As of December 31, 2020, unrecognized compensation cost related to unvested share-based compensation was approximately $207.6 million, net of estimated forfeitures. We expect to recognize the cost of these unvested awards over a weighted-average period of 1.9 years.
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

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Omnibus Plan
In June 2017 our shareholders approved the 2017 Omnibus Equity Plan for share-based awards to our employees. Awards granted from the 2017 Omnibus Equity Plan may include stock options, shares of restricted stock, RSUs, performance shares, stock appreciation rights and other awards in such amounts and with such terms and conditions as may be determined by a committee of our Board of Directors, subject to the provisions of the 2017 Omnibus Equity Plan. Shares of common stock available for grant under the 2017 Omnibus Equity Plan consist of 8.0 million shares reserved for this purpose, plus shares of common stock that remained available for grant under the Biogen Idec Inc. 2008 Omnibus Equity Plan (2008 Omnibus Equity Plan) as of June 7, 2017, or that could again become available for grant if outstanding awards under the 2008 Omnibus Equity Plan as of June 7, 2017, are cancelled, surrendered or terminated in whole or in part. The 2017 Omnibus Equity Plan provides that awards other than stock options and stock appreciation rights will be counted against the total number of shares available under the plan in a 1.5-to-1 ratio.
We have not made any awards pursuant to the 2008 Omnibus Equity Plan since our shareholders approved the 2017 Omnibus Equity Plan, and do not intend to make any awards pursuant to the 2008 Omnibus Equity Plan in the future, except that unused shares under the 2008 Omnibus Equity Plan have been carried over for use under the 2017 Omnibus Equity Plan.
Stock Options
We currently do not grant stock options to our employees or directors. Outstanding stock options previously granted to our employees and directors generally have a 10-year term and vest over a period of between one and four years, provided the individual continues to serve at Biogen through the vesting dates. Options granted under all plans are exercisable at a price per share not less than the fair market value of the underlying common stock on the date of grant. As of December 31, 2020, all outstanding options were exercisable.
The following table summarizes our stock option activity:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2019	12,000	$58.46
Granted	—	—
Exercised	(12,000)	58.46
Cancelled	—	—
Outstanding at December 31, 2020	—	$—
The total intrinsic values of options exercised in 2020, 2019 and 2018 totaled $2.9 million, $4.2 million and $4.0 million, respectively.
The following table summarizes the amount of tax benefit realized for stock options and cash received from the exercise of stock options:

	For the Years Ended December 31,
(In millions)	2020	2019	2018
Tax benefit realized for stock options	$2.9	$2.5	$2.2
Cash received from the exercise of stock options	0.7	0.4	0.8
Market Stock Units (MSUs)
MSUs awarded to employees prior to 2014 vested in four equal annual increments beginning on the first anniversary of the grant date. Participants may ultimately earn between zero and 150.0% of the target number of units granted based on actual stock performance.
MSUs awarded to employees in 2014 and thereafter vest in three equal annual increments beginning on the first anniversary of the grant date, and participants may ultimately earn between zero and 200.0% of the target number of units granted based on actual stock performance.
The vesting of these awards is subject to the respective employee’s continued employment. The number of MSUs granted represents the target number of units that are eligible to be earned based on the attainment of certain market-based criteria involving our stock price. The number of MSUs earned is calculated at each annual

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
anniversary from the date of grant over the respective vesting periods, resulting in multiple performance periods. Accordingly, additional MSUs may be issued or currently outstanding MSUs may be cancelled upon final determination of the number of awards earned.
The following table summarizes our MSU activity:

	December 31, 2020
	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2019	183,000	$378.09
Granted (1)	133,000	398.61
Vested	(82,000)	375.42
Forfeited	(33,000)	402.62
Unvested at December 31, 2020	201,000	$388.98

(1) MSUs granted during 2020 include awards granted in conjunction with our annual awards made in February 2020 and MSUs granted in conjunction with the hiring of employees. These grants reflect the target number of shares eligible to be earned at the time of grant. MSUs granted in 2020 also reflect an adjustment based upon the final performance multiplier in relation to shares granted in 2019, 2018 and 2017.
We value grants of MSUs using a lattice model with a Monte Carlo simulation. This valuation methodology utilizes several key assumptions, the 30 calendar day average closing stock price on the date of grant for MSUs, expected volatility of our stock price, risk-free rates of return and expected dividend yield.
The assumptions used in our valuation are summarized as follows:

	For the Years Ended December 31,
	2020	2019	2018
Expected dividend yield	—%	—%	—%
Range of expected stock price volatility	37.8% - 44.1%	31.2% - 33.6%	27.5% - 32.4%
Range of risk-free interest rates	1.41% - 1.48%	2.46% - 2.53%	1.9% - 2.3%
30 calendar day average stock price on grant date	$257.83 - $325.40	$228.59 - $331.18	$279.47 - $346.76
Weighted-average per share grant date fair value	$398.61	$378.08	$378.85
The fair values of MSUs vested in 2020, 2019 and 2018 totaled $26.9 million, $32.5 million and $26.9 million, respectively.
Cash Settled Performance Units (CSPUs)
CSPUs awarded to employees vest in three equal annual increments beginning on the first anniversary of the grant date. The vesting of these awards is subject to the respective employee’s continued employment with such awards settled in cash. The number of CSPUs granted represents the target number of units that are eligible to be earned based on the attainment of certain performance measures established at the beginning of the performance period, which ends on December 31 of each year. Participants may ultimately earn between zero and 200.0% of the target number of units granted based on the degree of actual performance metric achievement. Accordingly, additional CSPUs may be issued or currently outstanding CSPUs may be cancelled upon final determination of the number of units earned. CSPUs are classified as liability awards and will be settled in cash based on the 30 calendar day average closing stock price through each vesting date, once the actual vested and earned number of units is known. Since no shares are issued, these awards do not dilute equity.
The following table summarizes our CSPU activity:

Shares
Unvested at December 31, 2019	13,000
Granted	—
Vested	(13,000)
Forfeited	—
Unvested at December 31, 2020	—
The cash paid in settlement of CSPUs vested in 2020, 2019 and 2018 totaled $3.8 million, $10.6 million and $15.1 million, respectively.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Performance-vested Restricted Stock Units (PUs)
PUs are granted to certain employees in the form of RSUs that may be settled in cash or shares of our common stock at the sole discretion of the Compensation and Management Development Committee of our Board of Directors. These awards are structured and accounted for the same way as the CSPUs, and vest in three equal annual increments beginning on the first anniversary of the grant date. The number of PUs granted represents the target number of units that are eligible to be earned based on the attainment of certain performance measures established at the beginning of the performance period, which ends on December 31 of each year. Participants may ultimately earn between zero and 200.0% of the target number of units granted based on the degree of actual performance metric achievement. Accordingly, additional PUs may be issued or currently outstanding PUs may be cancelled upon final determination of the number of units earned. PUs settling in cash are based on the 30 calendar day average closing stock price through each vesting date once the actual vested and earned number of units is known.
The following table summarizes our PU activity:

Shares
Unvested at December 31, 2019	11,000
Granted	—
Vested	(11,000)
Forfeited	—
Unvested at December 31, 2020	—
All PUs that vested in 2020, 2019 and 2018 were settled in cash totaling $3.4 million, $10.4 million and $17.0 million, respectively.
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
Participants may ultimately earn between zero and 200.0% of the target number of PSUs granted based on the degree of achievement of the applicable performance metric. Accordingly, additional PSUs may be issued or currently outstanding PSUs may be cancelled upon final determination of the number of units earned.
The following table summarizes our PSUs that settle in stock activity:

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2019	111,000	$316.39
Granted (1)	73,000	293.35
Vested	—	—
Forfeited	(29,000)	323.42
Unvested at December 31, 2020	155,000	$304.19

(1) PSUs settled in stock granted in 2020 include awards granted in conjunction with our annual awards made in February 2020 and PSUs granted in conjunction with the hiring of employees. These grants reflect the target number of shares eligible to be earned at the time of grant.
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

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
achievement of three annual performance measures established when the performance objectives are defined, which will be at the beginning of each year and will end on December 31 of such year.
Participants may ultimately earn between zero and 200.0% of the target number of PSUs granted based on the degree of achievement of the applicable performance metric. Accordingly, additional PSUs may be issued or currently outstanding PSUs may be cancelled upon final determination of the number of units earned. PSUs are classified as liability awards and will be settled in cash based on the 30 calendar day average closing stock price through the vesting date, once the actual vested and earned number of PSUs is determined. Since no shares are issued, these awards do not dilute equity.
The following table summarizes our PSUs that settle in cash activity:

Shares
Unvested at December 31, 2019	82,000
Granted (1)	63,000
Vested	(2,000)
Forfeited	(23,000)
Unvested at December 31, 2020	120,000

(1) PSUs settled in cash granted in 2020 include awards granted in conjunction with our annual awards made in February 2020 and PSUs granted in conjunction with the hiring of employees. These grants reflect the target number of shares eligible to be earned at the time of grant.
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
The following table summarizes our RSU activity:

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2019	938,000	$306.55
Granted (1)	620,000	318.87
Vested	(440,000)	304.45
Forfeited	(100,000)	314.46
Unvested at December 31, 2020	1,018,000	$314.46

(1) RSUs granted in 2020 primarily represent RSUs granted in conjunction with our annual awards made in February 2020 and awards made in conjunction with the hiring of new employees. RSUs granted in 2020 also include approximately 10,000 RSUs granted to our Board of Directors.
RSUs granted in 2019 and 2018 had weighted average grant date fair values of $304.44 and $316.32, respectively.
The fair values of RSUs vested in 2020, 2019 and 2018 totaled $140.5 million, $131.5 million and $111.7 million, respectively.
Employee Stock Purchase Plan (ESPP)
In June 2015 our shareholders approved the 2015 ESPP. The maximum aggregate number of shares of our common stock that may be purchased under the 2015 ESPP is 6.2 million.
The following table summarizes our ESPP activity:

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the Years Ended December 31,
(In millions, except share amounts)	2020	2019	2018
Shares issued under the 2015 ESPP	212,000	204,000	170,000
Cash received under the 2015 ESPP	$48.6	$40.4	$40.5
16.      Income Taxes
Income Tax Expense
Income before income tax expense and the income tax expense consist of the following:

	For the Years Ended December 31,
(In millions)	2020	2019	2018
Income before income taxes (benefit):
Domestic	$3,290.0	$4,725.3	$3,877.0
Foreign	1,757.5	2,400.6	2,022.6
Total	$5,047.5	$7,125.9	$5,899.6
Income tax expense (benefit):
Current:
Federal	$647.0	$947.4	$1,131.8
State	41.2	59.1	45.5
Foreign	155.1	84.4	140.0
Total	843.3	1,090.9	1,317.3
Deferred:
Federal	$(1,749.9)	$1,143.9	$(62.0)
State	(6.8)	(2.3)	(7.4)
Foreign	1,905.7	(1,074.5)	177.7
Total	149.0	67.1	108.3
Total income tax expense	$992.3	$1,158.0	$1,425.6
2017 Tax Act
The Tax Cuts and Jobs Act of 2017 (2017 Tax Act) resulted in significant changes to the U.S. corporate income tax system. These changes include a federal statutory rate reduction from 35.0% to 21.0%, the elimination or reduction of certain domestic deductions and credits and limitations on the deductibility of interest expense and executive compensation. The 2017 Tax Act also transitions international taxation from a worldwide system to a modified territorial system, which has the effect of subjecting certain earnings of our foreign subsidiaries and collaborations to immediate U.S. taxation as GILTI or Subpart F income, includes a one-time mandatory deemed repatriation tax on accumulated foreign subsidiaries' previously untaxed foreign earnings (the Transition Toll Tax) and base erosion prevention measures on U.S. earnings and reduces the effective tax rate on income that comes from U.S. exports, called Foreign Derived Intangible Income. These changes became effective in 2018.
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
As of December 31, 2020 and 2019, we have accrued income tax liabilities of $697.0 million under the Transition Toll Tax. Of the amounts accrued as of December 31, 2020, $62.0 million is expected to be paid within one year. The Transition Toll Tax will be paid over an eight--year period, which started in 2018, and does not accrue

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
interest.
Unremitted Earnings
At December 31, 2020, we considered our earnings not to be permanently reinvested outside the U.S. and therefore recorded deferred tax liabilities associated with an estimate of the total withholding taxes expected as a result of our repatriation of earnings. Other than for earnings, we are permanently reinvested for book/tax basis differences of approximately $1.5 billion as of December 31, 2020, primarily arising through the impacts of purchase accounting. These permanently reinvested basis differences could reverse through sales of the foreign subsidiaries, as well as various other events, none of which were considered probable as of December 31, 2020. The residual U.S. tax liability, if these differences reverse, would be between $300.0 million and $400.0 million as of December 31, 2020.
Coronavirus Aid, Relief and Economic Security Act
In response to the COVID-19 pandemic, the Coronavirus Aid, Relief and Economic Security Act (CARES Act) was signed into law in the U.S. in March 2020. The CARES Act adjusted a number of provisions of the tax code, including the calculation and eligibility of certain deductions and the treatment of net operating losses and tax credits. The enactment of the CARES Act did not result in any material adjustments to our income tax provision for the year ended December 31, 2020, or to our net deferred tax assets as of December 31, 2020.
TECFIDERA
In June 2020 and September 2020 judgments were entered in favor of the defendants in the patent infringement proceedings relating to TECFIDERA Orange-Book listed patents pursuant to the Drug Price Competition and Patent Term Restoration Act of 1984, commonly known as the Hatch-Waxman Act, in West Virginia and Delaware. We have appealed the judgments in both actions. For additional information, please read Note 20, Litigation, to these consolidated financial statements.
Multiple TECFIDERA generic entrants are now in the U.S. market and have deeply discounted prices compared to TECFIDERA. The generic competition for TECFIDERA significantly reduced our TECFIDERA revenues during the year ended December 31, 2020, and is expected to have a substantial negative impact on our TECFIDERA revenues for as long as there is generic competition.
As of December 31, 2020, we have assessed the realizability of our deferred tax assets that are dependent on future expected sales of TECFIDERA in the U.S. and reduced the net value of certain deferred tax assets by approximately $1.7 billion and reduced the net value of deferred tax liabilities associated with GILTI and tax credits by approximately $1.6 billion. For the year ended December 31, 2020, the income tax expense associated with these reductions was approximately $90.3 million.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Deferred Tax Assets and Liabilities
Significant components of our deferred tax assets and liabilities are summarized as follows:

	As of December 31,
(In millions)	2020	2019
Deferred tax assets:
Tax credits	$113.4	$106.6
Inventory, other reserves and accruals	165.9	162.0
Intangibles, net	1,546.0	3,380.0
Net operating loss	2,080.3	130.4
Share-based compensation	23.3	23.8
Other	103.1	103.7
Valuation allowance	(1,753.9)	(1.1)
Total deferred tax assets	$2,278.1	$3,905.4
Deferred tax liabilities:
Purchased intangible assets	$(396.2)	$(350.3)
GILTI	(1,143.7)	(1,381.6)
Tax credits	(174.6)	(1,617.2)
Depreciation, amortization and other	(227.0)	(135.0)
Total deferred tax liabilities	$(1,941.5)	$(3,484.1)
The change in the valuation allowance between December 31, 2020 and 2019, was primarily related to the establishment of a valuation allowance against certain deferred tax assets, the realization of which is dependent on future sales of TECFIDERA in the U.S., as discussed above.
In addition to deferred tax assets and liabilities, we have recorded deferred charges related to intra-entity sales of inventory. As of December 31, 2020 and 2019, the total deferred charges were $142.2 million and $243.8 million, respectively.
Tax Rate
A reconciliation between the U.S. federal statutory tax rate and our effective tax rate is summarized as follows:

	For the Years Ended December 31,
	2020	2019	2018
Statutory rate	21.0%	21.0%	21.0%
State taxes	0.7	0.8	0.6
Taxes on foreign earnings	(3.3)	(4.5)	(1.9)
Credits and net operating loss utilization	(1.2)	(1.1)	(0.9)
Purchased intangible assets	0.7	0.4	1.2
Divestiture of Denmark manufacturing operations	(0.4)	1.0	—
Internal reorganization of certain intellectual property rights	—	(2.1)	—
TECFIDERA impairment	1.8	—	—
GILTI	1.3	1.5	1.6
U.S. tax reform	—	—	2.1
Swiss tax reform	—	(0.8)	—
Other	(0.9)	0.1	0.5
Effective tax rate	19.7%	16.3%	24.2%
Changes in Tax Rate
For the year ended December 31, 2020, our effective tax rate was primarily increased by the income tax expense related to the establishment of a valuation allowance against certain deferred tax assets, the realization of which is dependent on future sales of TECFIDERA in the U.S., as discussed above, and partially offset by the benefit recognized on the effective settlement of certain tax matters. Additionally, our 2019 effective tax rate benefited from

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
an internal reorganization of certain intellectual property rights and the enactment of a new taxing regime in the country and certain cantons of Switzerland, which we refer to as Swiss Tax Reform, partially offset by tax expense related to the divestiture of our Hillerød, Denmark manufacturing operations. Although we recognized a loss on the divestiture of our Hillerød, Denmark manufacturing operations, the divestiture required us to write-off certain deferred tax assets and resulted in a taxable gain in certain jurisdictions. For additional information on the divestiture of our Hillerød, Denmark manufacturing operations, please read Note 3, Divestitures, to these consolidated financial statements.
As a result of the 2019 internal reorganization of certain intellectual property rights, we recorded a deferred tax asset of $754.1 million and a deferred tax liability of $603.3 million as of December 31, 2019.
For the year ended December 31, 2019, as compared to 2018, the decrease in our effective tax rate was primarily due to the combination of the internal reorganization of certain intellectual property rights and the impact of the Swiss Tax Reform. This decrease was partially offset by a $68.9 million tax expense related to the divestiture of our subsidiary that owned our Hillerød, Denmark manufacturing operations. We also had a higher effective tax rate in 2018 resulting from the unfavorable effects of the 2017 Tax Act and our sale of inventory, the tax effect of which had been included within prepaid taxes at January 1, 2018, at a higher effective tax rate than the 2018 statutory tax rate.
Tax Attributes
As of December 31, 2020, we had net operating losses and general business credit carry forwards for U.S. federal income tax purposes of approximately $0.6 million and $1.3 million, respectively, which begin to expire in 2026. For U.S. state income tax purposes, we had research and investment credit carry forwards of approximately $142.4 million that begin to expire in 2022. For foreign income tax purposes, we had $18.0 billion of Swiss federal net operating loss carryforwards that begin to expire in 2025 and $16.8 billion of Swiss cantonal net operating loss carryforwards that begin to expire in 2025.
In assessing the realizability of our deferred tax assets, we have considered whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. In making this determination, under the applicable financial reporting standards, we are allowed to consider the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies. Based upon the level of historical taxable income and income tax liability and projections for future taxable income over the periods in which the deferred tax assets are utilizable, we believe it is more likely than not that we will realize the net benefits of the deferred tax assets of our wholly owned subsidiaries, net of the recorded valuation allowance. In the event that actual results differ from our estimates or we adjust our estimates in future periods, we may need to adjust or establish a valuation allowance, which could materially impact our consolidated financial position and results of operations.
Accounting for Uncertainty in Income Taxes
A reconciliation of the beginning and ending amount of our unrecognized tax benefits is summarized as follows:

(In millions)	2020	2019	2018
Beginning balance at January 1,	$129.9	$114.2	$66.8
Additions based on tax positions related to the current period	1.5	5.3	0.5
Additions for tax positions of prior periods	51.7	17.2	58.7
Reductions for tax positions of prior periods	(63.6)	(10.3)	(13.6)
Statute expirations	(7.9)	(0.1)	(2.9)
Settlement refund (payment)	(35.9)	3.6	4.7
Ending balance ar December 31,	$75.7	$129.9	$114.2
Our 2020 activity reflects the impact of the effective settlement of certain tax matters. We and our subsidiaries are routinely examined by various taxing authorities. We file income tax returns in various U.S. states and in U.S. federal and other foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal tax examination for years before 2017 or state, local or non-U.S. income tax examinations for years before 2012.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The U.S. Internal Revenue Service and other national tax authorities routinely examine our intercompany transfer pricing with respect to intellectual property related transactions and it is possible that they may disagree with one or more positions we have taken with respect to such valuations.
Included in the balance of unrecognized tax benefits as of December 31, 2020, 2019 and 2018, are $68.8 million, $122.7 million and $109.1 million (net of the federal benefit on state issues), respectively, of unrecognized tax benefits that, if recognized, would affect the effective income tax rate in future periods.
We recognize potential interest and penalties related to unrecognized tax benefits in income tax expense. In 2020, 2019 and 2018 we recognized a net interest and penalty expense of $1.0 million, $4.7 million and $2.2 million, respectively. We have accrued $21.2 million and $20.0 million for the payment of interest and penalties as of December 31, 2020 and 2019, respectively.
Federal and State Uncertain Tax Positions
It is reasonably possible that we will adjust the value of our uncertain tax positions related to certain transfer pricing, collaboration matters and other issues as we receive additional information from various taxing authorities, including reaching settlements with such authorities.
We estimate that it is reasonably possible that our gross unrecognized tax benefits, exclusive of interest, could decrease by up to approximately $25.0 million in the next 12 months as a result of various audit closures, settlements and expiration of the statute of limitations.
Accounting for Bioverativ Spin-off
On February 1, 2017, in connection with the spin-off of our hemophilia business, we distributed all of the then outstanding shares of Bioverativ common stock to Biogen shareholders pursuant to a separation agreement. In March 2018 Bioverativ was acquired by Sanofi S.A. (Sanofi) and is now an indirect wholly-owned subsidiary of Sanofi. The spin-off of our hemophilia business was intended to qualify for tax-free treatment to Biogen and its shareholders under the Internal Revenue Code. Our 2017 tax return position remains open to audit. Bioverativ and Sanofi agreed to indemnify us for certain potential liabilities that may arise.

17.      Other Consolidated Financial Statement Detail
Supplemental Cash Flow Information
Supplemental disclosure of cash flow information for the years ended December 31, 2020, 2019 and 2018, is as follows:

	For the Years Ended December 31,
(In millions)	2020	2019	2018
Cash paid during the year for:
Interest	$272.7	$244.2	$243.2
Income taxes	906.7	1,064.5	1,007.1
Non-cash Operating, Investing and Financing Activity
In the fourth quarter of 2018 we accrued $300.0 million upon reaching $20.0 billion in total cumulative sales of FUMADERM and TECFIDERA (together, the Fumapharm Products), which was paid in the first quarter of 2019. These amounts, net of tax benefit, were accounted for as increases to goodwill in accordance with the accounting standard applicable to business combinations when we acquired Fumapharm AG.
In connection with the construction of our large-scale biologics manufacturing facility in Solothurn, Switzerland, we accrued charges related to processing equipment and engineering services of approximately $12.4 million and $50.0 million in our consolidated balance sheets as of December 31, 2020 and 2019, respectively. For additional information on the construction of our manufacturing facility in Solothurn, Switzerland, please read Note 10, Property, Plant and Equipment, to these consolidated financial statements.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Other Income (Expense), Net
Components of other income (expense), net, are summarized as follows:

	For the Years Ended December 31,
(In millions)	2020	2019	2018
Interest income	$42.0	$120.0	$112.5
Interest expense	(222.5)	(187.4)	(200.6)
Gain (loss) on investments, net	685.7	204.7	119.5
Foreign exchange gains (losses), net	(10.7)	(7.0)	(9.9)
Other, net	2.9	(47.0)	(10.5)
Total other income (expense), net	$497.4	$83.3	$11.0
Gain (loss) on investments, net, as reflected in the table above, relate to debt securities, equity securities of certain biotechnology companies, venture capital funds where the underlying investments are in equity securities of certain biotechnology companies and non-marketable equity securities.
For the year ended December 31, 2020, net unrealized and realized gains on our holdings in equity securities were approximately $681.8 million and $12.1 million, respectively, compared to net unrealized and realized gains of $150.1 million and $50.0 million in 2019. The net unrealized gains recognized during the year ended December 31, 2020, primarily reflects an increase in the fair value of Denali and Sangamo common stock of approximately $703.9 million.
The following table summarizes our gain (loss) on investments, net that relates to our equity securities held as of December 31, 2020, 2019 and 2018:

	For the Years Ended December 31,
(In millions)	2020	2019	2018
Net gains (losses) recognized during the period on equity securities	$693.9	$200.1	$127.9
Less: Net gains (losses) recognized on equity securities sold during the period and on capital distributions	12.1	50.0	(0.6)
Unrealized gains (losses) recognized during the period on equity securities	$681.8	$150.1	$128.5
Accrued Expenses and Other
Accrued expenses and other consists of the following:

	As of December 31,
(In millions)	2020	2019
Revenue-related reserves for discounts and allowances	$1,080.6	$1,001.1
Collaboration expenses	389.9	281.6
Employee compensation and benefits	333.8	309.1
Royalties and licensing fees	218.5	220.9
Derivative liabilities	181.5	6.7
Current portion of contingent consideration obligations	149.6	148.4
Other	791.4	798.0
Total accrued expenses and other	$3,145.3	$2,765.8
Other Long-term Liabilities
Other long-term liabilities were $1,329.6 million and $1,348.9 million as of December 31, 2020 and 2019, respectively, and include accrued income taxes totaling $709.9 million and $803.3 million, respectively.
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
Genentech, Inc. (Roche Group)
We have certain business and financial rights with respect to RITUXAN for the treatment of non-Hodgkin's lymphoma, CLL and other conditions; RITUXAN HYCELA for the treatment of non-Hodgkin's lymphoma and CLL; GAZYVA for the treatment of CLL and follicular lymphoma; OCREVUS for the treatment of PPMS and RMS; and other potential anti-CD20 therapies pursuant to our collaboration arrangements with Genentech, a wholly-owned member of the Roche Group. For purposes of this footnote, we refer to RITUXAN and RITUXAN HYCELA collectively as RITUXAN.
Our collaboration arrangements will continue in effect until we mutually agree to terminate the collaboration, except that if we undergo a change in control, as defined in our collaboration agreement, Genentech has the right to present an offer to buy the rights to RITUXAN and we must either accept Genentech’s offer or purchase Genentech’s rights on the same terms as its offer. Genentech will also be deemed concurrently to have purchased our rights to OCREVUS and any other collaboration anti-CD20 products in development in exchange for a royalty as well as our rights to GAZYVA in exchange for the compensation described in the collaboration arrangement. Our collaboration with Genentech was created through a contractual arrangement and not through a joint venture or other legal entity.
RITUXAN
Genentech and its affiliates are responsible for the worldwide manufacture of RITUXAN as well as all development and commercialization activities as follows:
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
OCREVUS
In March 2017 the FDA approved OCREVUS for the treatment of RMS and PPMS. Pursuant to the terms of our collaboration arrangements with Genentech, we receive a tiered royalty on U.S. net sales from 13.5% and increasing up to 24.0% if annual net sales exceed $900.0 million. There will be a 50.0% reduction to these royalties if a biosimilar to OCREVUS is approved in the U.S.
In addition, we receive a gross 3.0% royalty on net sales of OCREVUS outside the U.S., with the royalty period lasting 11 years from the first commercial sale of OCREVUS on a country-by-country basis. OCREVUS has been approved for the treatment of RMS and PPMS in the E.U. and certain other countries.
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

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Profit-sharing Formulas
RITUXAN Profit Share
Our current pretax co-promotion profit-sharing formula for RITUXAN provides for a 30.0% share on the first $50.0 million of co-promotion operating profits earned each calendar year. Our share of annual co-promotion profits in excess of $50.0 million varies, as summarized in the table below, upon the following events:

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
Our share of RITUXAN pre-tax profits in the U.S. in excess of $50.0 million for the years ended December 31, 2020, 2019 and 2018, was 37.5%.
In addition, should the FDA approve an anti-CD20 product other than OCREVUS or GAZYVA that is acquired or developed by Genentech and subject to the collaboration agreement, our share of the co-promotion operating profits would be between 30.0% and 37.5% based on certain events.
GAZYVA Profit Share
Our current pretax profit-sharing formula for GAZYVA provides for a 35.0% share on the first $50.0 million of operating profits earned each calendar year. Our share of annual profits in excess of $50.0 million varies, as summarized in the table below, upon the following events:

Until First GAZYVA Threshold Date	39.0%
After First GAZYVA Threshold Date until Second GAZYVA Threshold Date	37.5%
After Second GAZYVA Threshold Date	35.0%
Our share of GAZYVA pre-tax profits in excess of $50.0 million for the years ended December 31, 2020, 2019 and 2018, was 37.5%.
In November 2017 the FDA approved GAZYVA in combination with chemotherapy, followed by GAZYVA alone, for people with previously untreated advanced follicular lymphoma.
Revenues from Anti-CD20 Therapeutic Programs
Revenues from anti-CD20 therapeutic programs are summarized as follows:

	For the Years Ended December 31,
(In millions)	2020	2019	2018
Biogen's share of pre-tax profits in the U.S. for RITUXAN and GAZYVA, including the reimbursement of selling and development expenses	$1,080.2	$1,542.4	$1,431.9
Other revenues from anti-CD20 therapeutic programs	897.6	748.0	548.3
Total revenues from anti-CD20 therapeutic programs	$1,977.8	$2,290.4	$1,980.2
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
Under our agreement with Ionis, we make royalty payments to Ionis on annual worldwide net sales of SPINRAZA using a tiered royalty rate between 11.0% and 15.0%, which are recognized in cost of sales within our consolidated statements of income. Royalty cost of sales related to sales of SPINRAZA for the years ended December 31, 2020, 2019 and 2018, totaled $286.6 million, $293.0 million and $238.0 million, respectively.
2012 Ionis Agreement
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
Upon entering into this agreement, we made an upfront payment of $30.0 million to Ionis and agreed to make potential additional payments, prior to licensing, of up to $10.0 million based on the development of the selected product candidate as well as a mark-up of the cost estimate of the Phase 1 and Phase 2 trials. During 2015 we recognized this $10.0 million developmental milestone upon the selection of BIIB080 (tau ASO), which is currently in Phase 1 development for the potential treatment of Alzheimer's disease.
In December 2019 we exercised our option with Ionis and obtained a worldwide, exclusive, royalty-bearing license to develop and commercialize BIIB080. In connection with the option exercise, we made a payment of $45.0 million to Ionis, which was recorded as research and development expense in our consolidated statements of income. Future payments may include additional milestone payments of up to $155.0 million and royalties on future sales in the low- to mid-teens if we successfully develop the product candidate after option exercise.
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
The 11.5 million shares of Ionis common stock were purchased at a premium to their fair value at the transaction closing date. The premium consisted of acquiring the shares at a price above the fair value based on the trailing 10-day weighted-average close price prior to entering into the 2018 Ionis Agreement in April 2018 and the effect of certain holding period restrictions. We recorded an asset of $462.9 million in investments and other assets in our consolidated balance sheets reflecting the fair value of the Ionis common stock as of the purchase date and a charge of $162.1 million to research and development expense in our consolidated statements of income in the second quarter of 2018 reflecting the premium paid for the Ionis common stock.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
We have the option to license therapies arising out of the 2018 Ionis Agreement and will be responsible for the development and commercialization of such therapies. We may pay development milestones to Ionis of up to $125.0 million or $270.0 million for each program, depending on the indication plus an annual license fee, as well as royalties on potential net commercial sales.
During the years ended December 31, 2020 and 2019, we incurred milestones of $11.3 million and $30.0 million, respectively, related to the advancement of neurological targets identified under the 2018 Ionis Agreement.
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
In December 2018 we exercised our option with Ionis and obtained a worldwide, exclusive, royalty-bearing license to develop and commercialize BIIB067 (tofersen), an investigational treatment for ALS with superoxide dismutase 1 (SOD1) mutations. In connection with the option exercise, we made a payment of $35.0 million to Ionis, which was recorded as research and development in our consolidated statements of income. Future payments may include potential post-licensing milestone payments of up to $55.0 million and royalties in the low- to mid-teen percentages on potential annual worldwide net sales. We are solely responsible for the costs and expenses related to the development, manufacturing and commercialization of tofersen following the option exercise.
During the years ending December 31, 2020, 2019 and 2018, we incurred milestones of $28.0 million, $20.0 million and $18.0 million, respectively, related to the advancement of programs under this agreement, which were recorded as research and development expense in our consolidated statements of income.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Eisai Co., Ltd.
BAN2401 Collaboration
We have a collaboration agreement with Eisai to jointly develop and commercialize BAN2401, a monoclonal antibody that targets amyloid beta aggregates, and elenbecestat, the oral BACE (base amyloid cleaving enzyme) inhibitor, two Eisai product candidates for the potential treatment of Alzheimer's disease (the BAN2401 Collaboration). In September 2019 we and Eisai discontinued the global Phase 3 studies of elenbecestat in early Alzheimer's disease.
Eisai serves as the global operational and regulatory lead for BAN2401 and all costs, including research, development, sales and marketing expenses, are shared equally between us and Eisai. If BAN2401 receives marketing approval, we and Eisai will co-promote BAN2401 and share profits equally. In addition, the BAN2401 Collaboration provides both parties with certain rights and obligations in the event of a change in control of either party.
The BAN2401 Collaboration also provided Eisai with an option to jointly develop and commercialize aducanumab (Aducanumab Option) and an option to jointly develop and commercialize one of our anti-tau monoclonal antibodies (Anti-Tau Option). In October 2017 Eisai exercised its Aducanumab Option and we entered into a new collaboration agreement for the joint development and commercialization of aducanumab (the Aducanumab Collaboration Agreement).
Eisai may exercise the Anti-Tau Option after completion of the Phase 1 clinical trial of such anti-tau monoclonal antibody. If Eisai exercises its Anti-Tau Option, we will receive an upfront payment from Eisai and will be entitled to additional development and commercial milestone payments. Eisai has not yet exercised its Anti-Tau Option.
A summary of development and sales and marketing expenses related to the BAN2401 Collaboration is as follows:

	For the Years Ended December 31,
(In millions)	2020	2019	2018
Total development expense incurred by the collaboration related to the advancement of BAN2401 and elenbecestat	$219.3	$348.7	$232.0
Biogen's share of BAN2401 and elenbecestat development expense reflected in research and development expense in our consolidated statements of income	109.6	174.3	116.0
Total sales and marketing expense incurred by the collaboration	9.8	32.4	10.7
Biogen's share of BAN2401 and elenbecestat sales and marketing expense reflected in selling, general and administrative expense in our consolidated statements of income	4.9	16.2	5.4
Aducanumab Collaboration Agreement
Under the Aducanumab Collaboration Agreement, we and Eisai will co-promote aducanumab with a region-based profit split and we lead the ongoing development of aducanumab.
In March 2019, based on a pre-specified futility analysis, we discontinued the global Phase 3 trials, EMERGE and ENGAGE, designed to evaluate the efficacy and safety of aducanumab in patients with early Alzheimer's disease. A new analysis of a larger dataset from these trials, conducted in scientific collaboration with the FDA, showed that the Phase 3 EMERGE study met its pre-specified primary and secondary endpoints. In the first quarter of 2019, as a result of the decision to discontinue the Phase 3 EMERGE and ENGAGE trials following the futility analysis, we accrued and subsequently paid approximately $45.0 million related to the termination of various clinical trials and research and development contracts net of the expected 45.0% Eisai reimbursement of development costs incurred under the Aducanumab Collaboration Agreement. In October 2019 we and Eisai announced that we plan to pursue regulatory approval for aducanumab in the U.S. In July 2020 we completed the submission of a BLA for the approval of aducanumab to the FDA.
For the period through March 31, 2018, we were responsible for 100.0% of development costs incurred by the collaboration for the advancement of aducanumab (aducanumab development expense). For the period April 1, 2018 through December 31, 2018, Eisai reimbursed us for 15.0% of aducanumab development expense incurred and beginning January 1, 2019, is reimbursing us for 45.0% of aducanumab development expense incurred.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the year ended December 31, 2020, we recognized net profit-sharing income of $33.8 million to reflect Eisai's 45.0% share of the $75.0 million milestone expense related to the submission of the BLA for the approval of aducanumab to the FDA.
Upon commercialization, both companies will co-promote aducanumab with a region-based profit split. We will receive a 55.0% share of the potential profits (losses) in the U.S., a 68.5% share of the potential profits (losses) in the European Union (E.U.) and a 20.0% share of the potential profits (losses) in Japan and Asia, excluding China and South Korea. The two companies will continue to share equally in the potential profits (losses) in rest of world markets. Sales and marketing expense incurred before commercialization are shared in proportion to the same region-based profit split that will be utilized to co-promote aducanumab.
A summary of development, sales and marketing and milestone expense related to the Aducanumab Collaboration Agreement is as follows:

	For the Years Ended December 31,
(In millions)	2020	2019	2018
Total aducanumab development expense	$152.0	$179.4	$264.8
Biogen's share of aducanumab development expense reflected in research and development expense in our consolidated statements of income	83.6	98.7	234.6
Total aducanumab sales and marketing expense incurred by the collaboration	353.0	27.4	50.6
Biogen's share of aducanumab sales and marketing expense reflected in selling, general and administrative expense in our consolidated statements of income	193.7	15.1	27.3
Total aducanumab collaboration third party milestone expense	75.0	—	—
Eisai's share of aducanumab milestone expense reflected in collaboration profit sharing in our consolidated statements of income	33.8	—	—
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
All costs incurred for agreed indications, including research, development, sales and marketing expenses, are shared equally between us and UCB. Upon marketing approval, we and UCB will co-promote dapirolizumab pegol and share profits equally. A summary of development expense related to the UCB collaboration agreement is as follows:

	For the Years Ended December 31,
(In millions)	2020	2019	2018
Total UCB development expense	$58.3	$31.9	$29.7
Biogen's share of UCB development expense reflected in research and development expense in our consolidated statements of income	29.2	16.0	14.9
Alkermes
In November 2017 we entered into an exclusive license and collaboration agreement with Alkermes Pharma Ireland Limited, a subsidiary of Alkermes plc (Alkermes), for VUMERITY, a novel fumarate for the treatment of RMS. In October 2019 the FDA approved VUMERITY in the U.S. for the treatment of RMS. In November 2019 VUMERITY became commercially available in the U.S.
Under this agreement, we received an exclusive, worldwide license to develop and commercialize VUMERITY and we pay Alkermes a royalty of 15.0% on worldwide net commercial sales of VUMERITY. Royalties payable on net commercial sales of VUMERITY are subject, under certain circumstances, to tiered minimum annual payment requirements for a period of five years following FDA approval.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Alkermes is eligible to receive royalties in the high-single digits to sub-teen double digits of annual net commercial sales upon successful development and commercialization of new product candidates, other than VUMERITY, developed under the exclusive license from Alkermes.
During the fourth quarter of 2019, following the FDA's approval of VUMERITY, we paid Alkermes $155.0 million in milestone payments, which were recorded in intangible assets in our consolidated balance sheets and will be amortized over the useful life of the product. For the years ended December 31, 2020, 2019 and 2018, we recorded $32.4 million, $53.5 million and $68.7 million, respectively, in research and development expense in our consolidated statements of income related to this collaboration.
Alkermes currently supplies VUMERITY to us pursuant to a supply agreement. In October 2019 we entered into a new supply agreement and amended our license and collaboration agreement with Alkermes. We have elected to initiate a technology transfer and, following a transition period, to manufacture VUMERITY or have VUMERITY manufactured by a third party we have engaged in exchange for paying an increased royalty rate to Alkermes on any portion of future worldwide net commercial sales of VUMERITY that is manufactured by us or our designee.
Bristol-Myers Squibb Company
In June 2017 we completed an exclusive license agreement with Bristol-Myers Squibb Company (BMS) for the development and potential commercialization of BIIB092 (gosuranemab), an antibody targeting tau, the protein that forms the deposits, or tangles, in the brain associated with Alzheimer's disease.
Under this agreement, we received worldwide rights to gosuranemab and are responsible for the full development and potential commercialization of gosuranemab in Alzheimer's disease and progressive supranuclear palsy (PSP).
In December 2019 we announced that the Phase 2 PASSPORT study investigating gosuranemab in individuals with PSP did not meet its primary endpoint. Based on these results, we discontinued development of gosuranemab in PSP and other primary tauopathies. We will continue our ongoing Phase 2 TANGO study of gosuranemab for mild cognitive impairment due to Alzheimer's disease or mild Alzheimer's disease, given differences in disease pathology.
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
For the years ended December 31, 2020, 2019 and 2018, we recorded $62.4 million, $144.0 million and $97.0 million, respectively, in research and development expense in our consolidated statements of income related to this agreement.
Acorda Therapeutics, Inc.
In June 2009 we entered into a collaboration and license agreement with Acorda Therapeutics, Inc. (Acorda) to develop and commercialize products containing fampridine, such as FAMPYRA, in markets outside the U.S. We are responsible for all regulatory activities and the future clinical development of related products in those markets.
Under this agreement, we pay tiered royalties based on the level of ex-U.S. net sales and we may pay potential milestone payments based on the successful achievement of certain regulatory and commercial milestones, which would be capitalized as intangible assets upon achievement of the milestones and amortized utilizing an economic consumption model. The next expected milestone of $15.0 million, due if ex-U.S. net sales reach $100.0 million over a period of four consecutive quarters, was recognized during the third quarter of 2020 and capitalized within intangible assets, net in our consolidated balance sheet. Royalty payments are recognized in cost of sales within our consolidated statements of income.
In connection with the collaboration and license agreement, we also entered into a supply agreement with Acorda for the commercial supply of FAMPYRA. This agreement is a sublicense arrangement of an existing agreement between Acorda and Alkermes Inc., who acquired Elan Drug Technologies, the original party to the license with Acorda.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the years ending December 31, 2020, 2019 and 2018, total cost of sales related to royalties and commercial supply of FAMPYRA reflected in our consolidated statements of income were $44.5 million, $42.0 million and $36.5 million, respectively.
Sage Therapeutics, Inc.
In November 2020 we entered into a global collaboration and license agreement with Sage to jointly develop and commercialize zuranolone (SAGE-217) for the potential treatment of major depressive disorder, postpartum depression and other psychiatric disorders and SAGE-324 for the potential treatment of essential tremor and other neurological disorders.
In connection of the closing of this transaction in December 2020 we purchased $650.0 million of Sage common stock, or approximately 6.2 million shares at approximately $104.14 per share, which are subject to transfer restrictions. We recorded an asset in investments and other assets in our consolidated balance sheets to reflect the initial fair value of the Sage common stock acquired and a charge of approximately $209.0 million to research and development expense in our consolidated statements of income to reflect the premium paid for the Sage common stock. We also made an upfront payment of $875.0 million that was recorded as research and development expense.
We may also pay Sage development and commercial milestone payments that could total up to approximately $1.6 billion if all the specified milestones set forth in this agreement are achieved. Both companies will share equal responsibility and costs for development as well as profits and losses for commercialization in the U.S. Outside of the U.S., we are responsible for development and commercialization, excluding Japan, Taiwan and South Korea, with respect to zuranolone and will pay Sage potential tiered royalties in the high teens to low twenties.
Denali Therapeutics Inc.
In August 2020 we entered into a collaboration and license agreement with Denali to co-develop and co-commercialize Denali's small molecule inhibitors of leucine-rich repeat kinase 2 (LRRK2) for Parkinson's disease. In addition to the LRRK2 program, we also have an exclusive option to license two preclinical programs from Denali’s Transport Vehicle platform, including its Antibody Transport Vehicle (ATV): ATV enabled anti-amyloid beta program and a second program utilizing its Transport Vehicle technology. Further, we have a right of first negotiation on two additional Transport Vehicle-enabled therapeutics, should Denali decide to seek a collaboration for such programs.
As part of this collaboration we purchased approximately $465.0 million of Denali common stock in September 2020, or approximately 13 million shares at approximately $34.94 per share, which are subject to transfer restrictions. We recorded an asset in investments and other assets in our consolidated balance sheets to reflect the initial fair value of the Denali common stock acquired and a charge of approximately $41.3 million to research and development expense in our consolidated statements of income to reflect the premium paid for the Denali common stock. We also made an upfront payment of $560.0 million that was recorded as research and development expense.
We may also pay Denali development and commercial milestone payments that could total up to approximately $1.1 billion if the milestones related to the LRRK2 program are achieved. Under this agreement, both companies share responsibility and costs for global development based on specified percentages and we are responsible for commercialization and will pay Denali potential tiered royalties.
For the year ended December 31, 2020, we recorded $8.8 million in research and development expense in our consolidated statements of income related to this collaboration.
Sangamo Therapeutics, Inc.
In February 2020 we entered into a collaboration and license agreement with Sangamo to develop and commercialize ST-501 for tauopathies, including Alzheimer's disease; ST-502 for synucleinopathies, including Parkinson’s disease; a third neuromuscular disease target; and up to nine additional neurological disease targets to be identified and selected within a five-year period. The companies are leveraging Sangamo’s proprietary zinc finger protein technology delivered via adeno-associated virus to modulate the expression of key genes involved in neurological diseases.
In connection with the closing of this transaction in April 2020 we purchased $225.0 million of Sangamo common stock, or approximately 24 million shares at approximately $9.21 per share, which are subject to transfer restrictions. We recorded an asset in investments and other assets in our consolidated balance sheets to reflect the initial fair value of the Sangamo common stock acquired and a charge of approximately $83.0 million to research

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
and development expense in our consolidated statements of income to reflect the premium paid for the Sangamo common stock. We also made an upfront payment of $125.0 million that was recorded as research and development expense.
We may also pay Sangamo research, development, regulatory and commercial milestone payments that could total up to approximately $2.4 billion if we select all of the targets allowed under this agreement and all the specified milestones set forth in this agreement are achieved. Of this amount, up to $80.0 million relates to the selection of targets, $1.9 billion relates to the achievement of specified research, clinical development, regulatory and first commercial sale milestones and $380.0 million relates to the achievement of specified sales-based milestones if annual worldwide net sales of licensed products reach specified levels. In addition, we will pay Sangamo tiered royalties on potential net commercial sales of any products developed under this collaboration in the high single digit to double digit sub-teen percentages.
For the year ended December 31, 2020, we recorded $6.4 million in research and development expense in our consolidated statements of income related to this collaboration.
Other Research and Discovery Arrangements
These arrangements may include the potential for future milestone payments based on the achievement of certain clinical and commercial development payable over a period of several years.
Other
For the years ended December 31, 2020, 2019 and 2018, we recorded $92.1 million, $77.0 million and $48.6 million, respectively, as research and development expense in our consolidated statements of income related to other research and discovery related arrangements.
Samsung Bioepis Co., Ltd.
Joint Venture Agreement
In February 2012 we entered into a joint venture agreement with Samsung BioLogics establishing an entity, Samsung Bioepis, to develop, manufacture and market biosimilar products. Samsung BioLogics contributed 280.5 billion South Korean won (approximately $250.0 million) for an 85.0% ownership interest in Samsung Bioepis and we contributed 49.5 billion South Korean won (approximately $45.0 million) for the remaining 15.0% ownership interest. In June 2018 we exercised our option under our joint venture agreement to increase our ownership percentage in Samsung Bioepis from approximately 5.0%, which reflected the effect of previous equity financings in which we did not participate, to approximately 49.9%. The share purchase transaction was completed in November 2018 and, upon closing, we paid 759.5 billion South Korean won ($676.6 million) to Samsung BioLogics. As of December 31, 2020, our ownership percentage remained at approximately 49.9%.
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
Upon investment, the equity method of accounting requires us to identify and allocate differences between the fair value of our investment and the carrying value of our interest in the underlying net assets of the investee. These basis differences are amortized over their economic life. The total basis difference was approximately $675.0 million and relates to inventory, developed technology, IPR&D and deferred tax balances. The basis differences related to inventory were amortized, net of tax, over their estimated useful lives of 1.5 years, and the basis differences related to developed technology and IPR&D for marketed products will be amortized, net of tax, over their estimated useful lives of 15 years.
The former chief executive officer (the incumbent chairman of the board) and the chief financial officer of our joint venture partner, Samsung BioLogics, is currently subject to ongoing criminal proceedings that we continue to monitor. While these proceedings could impact the operations of Samsung Bioepis and its business, we have assessed the value of our investment in Samsung Bioepis and continue to believe that the fair value of the investment is in excess of its net book value.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the year ended December 31, 2020, we recognized net income on our investment of $5.3 million, reflecting our share of income totaling $45.3 million offset by amortization of basis differences totaling $40.0 million.
For the year ended December 31, 2019, we recognized net losses on our investment of $79.4 million, reflecting our share of losses totaling $1.2 million and amortization of basis differences totaling $78.2 million.
As of December 31, 2020 and 2019, the carrying value of our investment in Samsung Bioepis totaled 673.8 billion South Korean won ($620.2 million) and 670.8 billion South Korean won ($580.2 million), respectively, which is classified as a component of investments and other assets within our consolidated balance sheets.
2019 Transaction
In December 2019 we completed a transaction with Samsung Bioepis and secured the exclusive rights to commercialize two potential ophthalmology biosimilar products, SB11, a proposed ranibizumab biosimilar referencing LUCENTIS, and SB15, a proposed aflibercept biosimilar referencing EYLEA, in major markets worldwide, including the U.S., Canada, Europe, Japan and Australia. Samsung Bioepis will be responsible for development and will supply both products to us.
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
We also acquired an option to extend the term of our 2013 commercial agreement for BENEPALI, IMRALDI and FLIXABI by an additional five years, subject to payment of an option exercise fee of $60.0 million, and obtained an option to acquire exclusive rights to commercialize these products in China.
2013 Commercial Agreement
In December 2013 we entered into an agreement with Samsung Bioepis to commercialize, over a 10-year term, 3 anti-tumor necrosis factor (TNF) biosimilar product candidates in Europe and in the case of BENEPALI, Japan. As discussed above, we have an option to extend this agreement by an additional five years. Under this agreement, we have made upfront and clinical development milestone payments totaling $46.0 million, which were recorded as research and development expense in our consolidated statements of income as the programs they relate to had not achieved regulatory approval. We also agreed to make additional milestone payments of $25.0 million upon regulatory approval in the E.U. for each of the three anti-TNF biosimilar product candidates. IMRALDI, an adalimumab biosimilar referencing HUMIRA, FLIXABI, an infliximab biosimilar referencing REMICADE, and BENEPALI, an etanercept biosimilar referencing ENBREL, received regulatory approval in the E.U. in August 2017, May 2016 and January 2016, respectively, and we capitalized the related milestone payments totaling $75.0 million as intangible assets, net in our consolidated balance sheets.
In April 2018 we and Samsung Bioepis announced an agreement with AbbVie Inc. (AbbVie) related to the commercialization of IMRALDI. Under the terms of the agreement, AbbVie granted us and Samsung Bioepis patent licenses for the use and sale of IMRALDI in Europe, on a country-by-country basis, and we make royalty payments to AbbVie on behalf of Samsung Bioepis. We began to recognize revenues on sales of IMRALDI to third parties in Europe in the fourth quarter of 2018.
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
We share 50% of the profit or loss related to our commercial agreement with Samsung Bioepis, which is recognized in collaboration profit (loss) sharing in our consolidated statements of income. For the years ended December 31, 2020, 2019 and 2018, we recognized a net profit-sharing expense of $266.5 million, $241.6 million and $187.4 million, respectively, to reflect Samsung Bioepis' 50% sharing of the net collaboration profits.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Other Services
Simultaneous with the formation of Samsung Bioepis, we also entered into a technical development services agreement, a manufacturing agreement and a license agreement with Samsung Bioepis.
Under the technical development services agreement, we provided Samsung Bioepis technical development and technology transfer services, which included, but were not limited to, cell culture development, purification process development, formulation development and analytical development.
Under the manufacturing agreement, we manufacture clinical and commercial quantities of bulk drug substance of biosimilar products for Samsung Bioepis pursuant to contractual terms.
Following the divestiture of our Hillerød, Denmark manufacturing operations in August 2019, FUJIFILM assumed responsibility for the manufacture of clinical and commercial quantities of bulk drug substance of biosimilar products for Samsung Bioepis. We no longer recognize revenues for the manufacturing completed after the divestiture date under the manufacturing agreements with Samsung Bioepis. For additional information on the divestiture of our Hillerød, Denmark manufacturing operations, please read Note 3, Divestitures, to these consolidated financial statements.
Under the license agreement, we granted Samsung Bioepis an exclusive license to use, develop, manufacture and commercialize biosimilar products created by Samsung Bioepis using Biogen product-specific technology. In exchange, we receive single digit royalties on biosimilar products developed and commercialized by Samsung Bioepis.
For the years ended December 31, 2020, 2019 and 2018, we recognized $20.9 million, $106.2 million and $96.4 million, respectively, in revenues under the license, technical development services and manufacturing agreements, which is reflected in revenues from collaborative and other relationships, as a component of other revenues in our consolidated statements of income.
Amounts receivable from Samsung Bioepis related to the agreements discussed above were $5.1 million and $85.0 million as of December 31, 2020 and 2019, respectively. Amounts payable to Samsung Bioepis as of December 31, 2020, were $99.0 million. Amounts payable to Samsung Bioepis as of December 31, 2019, consisted of the $100.0 million upfront payment related to the transaction we completed in December 2019, as discussed above.
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
We consolidate the results of Neurimmune as we determined that we are the primary beneficiary of Neurimmune because we have the power through the collaboration to direct the activities that most significantly impact the entity’s economic performance and we are required to fund 100.0% of the research and development costs incurred in support of the collaboration.
In October 2017 we amended the terms of the Neurimmune Agreement and made a $150.0 million payment to Neurimmune in exchange for a 15.0% reduction in the previously negotiated royalty rates payable on products developed under the Neurimmune Agreement, including royalties payable on potential commercial sales of aducanumab. In May 2018 we made an additional $50.0 million payment to Neurimmune to further reduce the previously negotiated royalty rates payable on products developed under the Neurimmune Agreement, including

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
royalties payable on potential commercial sales of aducanumab, by an additional 5.0%. Our royalty rates payable on products developed under the Neurimmune Agreement, including royalty rates payable on potential commercial sales of aducanumab, now range from the high single digits to sub-teens. As we consolidate the results of Neurimmune, we treated these payments as distributions and recognized them as charges to noncontrolling interests in the fourth quarter of 2017 and the second quarter of 2018, as applicable.
Under the terms of the Neurimmune Agreement, we were required to pay Neurimmune a milestone payment of $75.0 million upon the regulatory filing with the FDA for the approval of aducanumab. During the second quarter of 2020, we paid Neurimmune $75.0 million upon the completed submission of the BLA for the approval of aducanumab to the FDA, which was recognized as a charge to noncontrolling interests for the year ended December 31, 2020. In addition, for the year ended December 31, 2020, we recognized net profit-sharing income of $33.8 million to reflect Eisai's 45.0% share of the $75.0 million milestone expense.
Additionally, if aducanumab receives regulatory approval in the jurisdictions where we have submitted filings, we may pay up to approximately $200.0 million in milestones to Neurimmune in 2021, which includes $100.0 million if launched in the U.S., $50.0 million if launched in three or more countries within the E.U. and $50.0 million if launched in Japan. Milestones payable to Neurimmune are shared expenses under the Aducanumab Collaboration Agreement with Eisai.
Research and development costs for which we reimburse Neurimmune are reflected in research and development expense in our consolidated statements of income. During the years ending December 31, 2020, 2019 and 2018, amounts reimbursed were immaterial.
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
As of December 31, 2020 and 2019, the carrying value of our investments in certain biotechnology companies representing potential unconsolidated variable interest entities totaled $12.8 million and $22.7 million, respectively. Our maximum exposure to loss related to these variable interest entities is limited to the carrying value of our investments.
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

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
Loss Contingencies
Aducanumab Securities Litigation
We and certain current and former officers are named as defendants in an action filed by a shareholder on November 13, 2020, in the U.S. District Court for the Central District of California and an action filed by a shareholder on January 5, 2021, in the U.S. District Court for the District of Massachusetts. Both actions allege violations of federal securities laws under 15 U.S.C §78j(b) and §78t(a) and 17 C.F.R. §240.10b-5 and are seeking a declaration of the action as a class action and an award of damages, interest and attorneys' fees. An estimate of the possible loss or range of loss cannot be made at this time. No trial date has been set.
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
In October 2018 Fresenius Kabi commenced preliminary injunction proceedings against Biogen (Denmark) Manufacturing ApS and Biogen Denmark A/S in Denmark's Maritime and Commercial High Court alleging infringement of Danish Utility Models. In June 2019 the Danish court denied Fresenius Kabi's request for a preliminary injunction. Fresenius Kabi has appealed that decision and was permitted to add a claim of infringement of the Danish counterpart of the ‘510 patent, and the appeal is pending. In July 2020 the Danish Patent Board of Appeal revoked the Danish Utility Models that were the subject of Fresenius Kabi’s October 2018 request for a preliminary injunction and Fresenius Kabi has appealed those revocations to Denmark’s Maritime and Commercial High Court. No hearing has been scheduled in that appeal.
In June 2020 Fresenius Kabi commenced preliminary injunction proceedings against Biogen (Denmark) Manufacturing ApS and Biogen (Denmark) A/S in Denmark’s Maritime and Commercial High Court alleging infringement of another Danish Utility Model. A hearing has been scheduled for May 2021.
In November 2018 Fresenius Kabi commenced infringement proceedings for damages and injunctive relief against Biogen GmbH in the Düsseldorf Regional Court relating to the German counterpart of the ‘510 Patent. A hearing has been set for August 2021.
In July 2019 Gedeon Richter PLC (Gedeon Richter) commenced proceedings against Biogen GmbH in the Düsseldorf Regional Court alleging infringement of the German counterpart of European Patent No. 3 212 667 (the '667 Patent), which was issued in September 2018 and expires in October 2035, and seeking damages and injunctive relief. A hearing has been set for November 2021.
An estimate of the possible loss or range of loss in the IMRALDI patent litigation described above cannot be made at this time.
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
Dispute with Jacobs Switzerland GmbH
Jacobs Switzerland GmbH, the general contractor for the construction of our large-scale biologics manufacturing facility in Solothurn, Switzerland, claimed additional payments were due for construction costs. We have reached an agreement in principle to resolve the claim.
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
Hatch-Waxman Act Litigation relating to TECFIDERA Orange-Book Listed Patents
In 2017 to 2020, we filed patent infringement proceedings relating to TECFIDERA Orange-Book listed patents pursuant to the Drug Price Competition and Patent Term Restoration Act of 1984, commonly known as the Hatch-Waxman Act (the Delaware Actions), against Accord Healthcare Inc., Alkem Laboratories Ltd., Amneal Pharmaceuticals LLC, Cipla Limited, Graviti Pharmaceuticals Pvt. Ltd., Hetero USA, Inc., Lupin Atlantis Holdings SA, Macleods Pharmaceuticals, Ltd., MSN Laboratories Pvt. Ltd., Pharmathen S.A., Prinston Pharmaceutical Inc., Sandoz Inc., Shilpa Medicare Limited, Slayback Pharma LLC, Sun Pharmaceutical Industries, Ltd., Sun Pharmaceutical Industries, Inc., Sun Pharma Global FZE, Torrent Pharmaceuticals Ltd., TWi Pharmaceuticals, Inc., Windlas Healthcare Pvt. Ltd. and Zydus Pharmaceuticals (USA) Inc. (collectively, the Delaware Defendants) in the U.S. District Court for the District of Delaware (the Delaware Court) and against Mylan in the U.S. District Court for the Northern District of West Virginia (the West Virginia Court).
On June 22, 2020, the West Virginia Court entered judgment for Mylan that the asserted claims of the ‘514 Patent are invalid for lack of written description. We appealed the judgment to the Federal Circuit and the appeal is pending.
The Delaware Court entered judgment for the Delaware Defendants on the grounds that the judgment of the West Virginia Court applies to the Delaware Actions under principles of collateral estoppel. We have appealed the judgments and the appeal is pending.
European Patent Office Oppositions
In 2016 the European Patent Office (EPO) revoked our European Patent No. 2 137 537, which covers the treatment of MS with 480 mg of dimethyl fumarate as provided for in our TECFIDERA label. We have appealed to the Technical Boards of Appeal of the EPO and a hearing date has been set for January 2022.
In March 2018 the EPO revoked Forward Pharma's European Patent No. 2 801 355, which expires in October 2025. Forward Pharma has filed an appeal to the Technical Boards of Appeal of the EPO and a hearing has been set for September 2021.
TYSABRI Patent Revocation Matters
In November 2017 Bioeq GMBH, affiliated with the Polpharma Group, brought an action in the Polish Patent Office seeking to revoke Polish Patent No. 215263 (the Polish '263 Patent), which corresponds to our European Patent No. 1 485 127 (the E.U. '127 Patent) and covers administration of natalizumab (TYSABRI) to treat MS. The Polish '263 Patent expires in February 2023. A hearing was held in January 2021 and a decision is pending. In August 2020 a related entity, Polpharma Biologics S.A., also brought an action seeking to revoke the Polish ‘263 Patent. No hearing has been set in this matter.

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
Annulment Proceedings in General Court of the European Union relating to TECFIDERA
Pharmaceutical Works Polpharma SA (Polpharma) and Mylan Ireland Ltd. (Mylan Ireland) have each filed applications in the General Court of the European Union (Polpharma in October 2018 and Mylan Ireland in November 2020) seeking to annul decisions of the European Medicines Agency (EMA) refusing to validate Polpharma’s and Mylan Ireland’s respective applications to market a generic version of TECFIDERA. The EMA’s refusals were on the grounds that TECFIDERA benefits from regulatory data protection. Biogen and the European Commission were granted leave to intervene in support of the EMA in the case brought by Polpharma. That case was heard in July 2020 and we are awaiting a decision. We intend to seek leave to intervene in support of the EMA in the case brought by Mylan Ireland. No hearing has been set in that matter.
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
21.    Commitments and Contingencies
Royalty Payments
TYSABRI
In 2013 we acquired from Elan full ownership of all remaining rights to TYSABRI that we did not already own or control. Under the acquisition agreement, we are obligated to make contingent payments to Elan of 18.0% on annual worldwide net commercial sales up to $2.0 billion and 25.0% on annual worldwide net commercial sales that exceed $2.0 billion. Royalty payments to Elan and other third parties are recognized as cost of sales in our consolidated statements of income. Elan was acquired by Perrigo Company plc (Perrigo) in December 2013 and Perrigo subsequently sold its rights to these payments to a third-party effective January 2017.
SPINRAZA
In 2016 we exercised our option to develop and commercialize SPINRAZA from Ionis. Under our agreement with Ionis, we make royalty payments to Ionis on annual worldwide net commercial sales of SPINRAZA using a tiered royalty rate between 11.0% and 15.0%, which are recorded as cost of sales in our consolidated statements of income. For additional information on our collaboration arrangements with Ionis, please read Note 18, Collaborative and Other Relationships, to these consolidated financial statements.
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
Contingent Consideration related to Business Combinations
In connection with our acquisition of Convergence, we agreed to make additional payments based upon the achievement of certain milestone events.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
As the acquisition of Convergence occurred after January 1, 2009, we recognized the contingent consideration liabilities associated with this transaction at their fair value on the acquisition date and revalue the remaining obligations each reporting period. We may pay up to approximately $400.0 million in remaining milestones related to these acquisitions.
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
Contingent Development, Regulatory and Commercial Milestone Payments
Based on our development plans as of December 31, 2020, we could trigger potential future milestone payments to third parties of up to approximately $10.2 billion, including approximately $1.9 billion in development milestones, approximately $1.3 billion in regulatory milestones and approximately $7.0 billion in commercial milestones, as part of our various collaborations, including licensing and development programs. Payments under these agreements generally become due and payable upon achievement of certain development, regulatory or commercial milestones. Because the achievement of these milestones was not considered probable as of December 31, 2020, such contingencies have not been recorded in our financial statements. Amounts related to contingent milestone payments are not considered contractual obligations as they are contingent on the successful achievement of certain development, regulatory or commercial milestones.
If certain clinical and commercial milestones are met, we may pay up to $86.2 million in milestones in 2021 under our current agreements. Additionally, if aducanumab receives regulatory approval in the jurisdictions where we have submitted filings, we may pay up to $200.0 million in milestones to Neurimmune in 2021, which includes $100.0 million if launched in the U.S., $50.0 million if launched in three or more countries within the E.U. and $50.0 million if launched in Japan. Milestones payable to Neurimmune are shared expenses under the Aducanumab Collaboration Agreement with Eisai.
During the second quarter of 2020 we paid Neurimmune $75.0 million upon the completed submission of the BLA for the approval of aducanumab to the FDA, which was recognized as a charge to noncontrolling interests for the year ended December 31, 2020.
Other Funding Commitments
As of December 31, 2020, we have several ongoing clinical studies in various clinical trial stages. Our most significant clinical trial expenditures are to CROs. The contracts with CROs are generally cancellable, with notice, at our option. We recorded accrued expenses of approximately $21.7 million in our consolidated balance sheet for expenditures incurred by CROs as of December 31, 2020. We have approximately $593.0 million in cancellable future commitments based on existing CRO contracts as of December 31, 2020.
As part of the sale of our Hillerød, Denmark manufacturing operations to FUJIFILM, we provided FUJIFILM with certain minimum batch production commitment guarantees. There is a risk that the minimum contractual batch production commitments will not be met. Based upon current estimates we do not expect to incur an adverse commitment obligation associated with such guarantees. We developed this estimate using a probability-weighted estimate of future manufacturing activity and may further adjust this estimate based upon changes in business conditions, which may result in the increase or reduction of this adverse commitment obligation in subsequent periods.
Tax Related Obligations
We exclude liabilities pertaining to uncertain tax positions from our summary of contractual obligations as we cannot make a reliable estimate of the period of cash settlement with the respective taxing authorities. As of December 31, 2020, we have approximately $79.6 million of liabilities associated with uncertain tax positions.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
As of December 31, 2020 and 2019, we have accrued income tax liabilities of $697.0 million, respectively, under the Transition Toll Tax. Of the amounts accrued as of December 31, 2020, $62.0 million is expected to be paid within one year. The Transition Toll Tax will be paid over an eight--year period, which started in 2018, and does not accrue interest. For additional information on the Transition Toll Tax, please read Note 16, Income Taxes, to these consolidated financial statements.
Solothurn, Switzerland Manufacturing Facility
In order to support our future growth and drug development pipeline, we are building a large-scale biologics manufacturing facility in Solothurn, Switzerland. We expect this facility to be partially operational during the first half of 2021. As of December 31, 2020, we had contractual commitments of approximately $9.3 million related to the construction of this facility.
22.      Guarantees
As of December 31, 2020 and 2019, we did not have significant liabilities recorded for guarantees.
We enter into indemnification provisions under our agreements with other companies in the ordinary course of business, typically with business partners, contractors, clinical sites and customers. Under these provisions, we generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of our activities. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. However, to date we have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of December 31, 2020 and 2019.
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
Expense related to our 401(k) Savings Plan totaled $44.3 million, $44.8 million and $42.2 million for the years ended December 31, 2020, 2019 and 2018, respectively.
Deferred Compensation Plan
We maintain a non-qualified deferred compensation plan, known as the Supplemental Savings Plan (SSP), which allows a select group of management employees in the U.S. to defer a portion of their compensation. The SSP also provides certain credits to highly compensated U.S. employees that are paid by the company. These credits are known as the Restoration Match. The deferred compensation amounts are accrued when earned. Such deferred compensation is distributable in cash in accordance with the rules of the SSP. Deferred compensation amounts under such plan as of December 31, 2020 and 2019, totaled approximately $120.0 million and $114.6 million, respectively, and are included in other long-term liabilities in our consolidated balance sheets. The SSP also holds certain transition contributions on behalf of participants who previously participated in the Biogen, Inc. Retirement Plan. The Restoration Match and participant contributions vest immediately. Distributions to participants can be either in one lump sum payment or annual installments as elected by the participants.
Pension Plans
Our retiree benefit plans include defined benefit plans for employees in our affiliates in Switzerland and Germany as well as other insignificant defined benefit plans in certain other countries where we maintain an operating presence.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Our Swiss plan is a government-mandated retirement fund that provides employees with a minimum investment return. The minimum investment return is determined annually by the Swiss government and was 1.00% in 2020, 2019 and 2018. Under the Swiss plan, both we and certain of our employees with annual earnings in excess of government determined amounts are required to make contributions into a fund managed by an independent investment fiduciary. Employer contributions must be in an amount at least equal to the employee’s contribution. Minimum employee contributions are based on the respective employee’s age, salary and gender. As of December 31, 2020 and 2019, the Swiss plan had an unfunded net pension obligation of $75.7 million and $42.9 million, respectively, and plan assets that totaled $170.0 million and $127.1 million, respectively. In 2020, 2019 and 2018 we recognized expense totaling $15.5 million, $14.7 million and $14.8 million, respectively, related to our Swiss plan, of which $2.6 million, $1.2 million and $1.3 million, respectively, was included in other income (expense), net.
The obligations under the German plans are unfunded and totaled $75.5 million and $59.6 million as of December 31, 2020 and 2019, respectively. Net periodic pension cost related to the German plans totaled $6.2 million, $5.1 million and $5.3 million for the years ended December 31, 2020, 2019 and 2018, respectively, of which $2.0 million, $1.4 million and $1.5 million, respectively, was included in other income (expense), net.
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

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Geographic Information
The following tables contain certain financial information by geographic area:

	December 31, 2020
(In millions)	U.S.	Europe	Asia	Other	Total
Product revenues from external customers	$5,900.1	$3,656.4	$596.7	$539.0	$10,692.2
Revenues from anti-CD20 therapeutic programs	1,897.4	0.1	—	80.3	1,977.8
Other revenues from external customers	733.6	8.1	32.9	—	774.6
Long-lived assets	1,496.3	2,321.4	16.2	10.9	3,844.8

	December 31, 2019
(In millions)	U.S.	Europe	Asia	Other	Total
Product revenues from external customers	$6,713.8	$3,794.5	$320.3	$551.2	$11,379.8
Revenues from anti-CD20 therapeutic programs	2,211.9	0.2	—	78.3	2,290.4
Other revenues from external customers	585.8	9.7	112.2	—	707.7
Long-lived assets	1,493.2	2,162.9	6.2	12.0	3,674.3

	December 31, 2018
(In millions)	U.S.	Europe	Asia	Other	Total
Product revenues from external customers	$6,800.5	$3,370.3	$281.2	$434.8	$10,886.8
Revenues from anti-CD20 therapeutic programs	1,903.4	0.2	—	76.6	1,980.2
Other revenues from external customers	457.0	32.7	96.2	—	585.9
Long-lived assets	1,152.7	2,442.8	3.9	1.8	3,601.2
Other
As of December 31, 2020, 2019 and 2018, approximately $2,180.6 million, $2,028.8 million and $1,748.5 million, respectively, of our long-lived assets were related to the construction of our large-scale biologics manufacturing facility in Solothurn, Switzerland.
In August 2019 we completed the sale of all of the outstanding shares of our subsidiary that owned our biologics manufacturing operations in Hillerød, Denmark to FUJIFILM. As of December 31, 2018, approximately $646.5 million of our long-lived assets were related to our manufacturing facility in Hillerød, Denmark.
For additional information on our large-scale biologics manufacturing facility in Solothurn, Switzerland, please read Note 10, Property, Plant and Equipment, to these consolidated financial statements. For additional information on the divestiture of our Hillerød, Denmark manufacturing operations, please read Note 3, Divestitures, to these consolidated financial statements.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
25.      Quarterly Financial Data (Unaudited)

(In millions, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
2020
Product revenues, net	$2,904.6	$2,795.7	$2,690.3	$2,301.6	$10,692.2
Revenues from anti-CD20 therapeutic programs	$520.4	$478.3	$560.1	$419.0	$1,977.8
Other revenues	$109.3	$407.6	$125.7	$132.0	$774.6
Total revenues	$3,534.3	$3,681.6	$3,376.1	$2,852.6	$13,444.6
Gross profit (1)	$3,080.0	$3,270.5	$2,927.0	$2,361.9	$11,639.4
Net income	$1,392.6	$1,606.5	$703.9	$357.6	$4,060.5
Net income attributable to Biogen Inc.	$1,399.1	$1,542.1	$701.5	$357.9	$4,000.6
Net income per share:
Basic earnings per share attributable to Biogen Inc.	$8.10	$9.60	$4.47	$2.33	$24.86
Diluted earnings per share attributable to Biogen Inc.	$8.08	$9.59	$4.46	$2.32	$24.80
Weighted-average shares used in calculating:
Basic earnings per share attributable to Biogen Inc.	172.8	160.6	156.9	153.7	160.9
Diluted earnings per share attributable to Biogen Inc.	173.1	160.9	157.2	154.0	161.3

(In millions, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
2019
Product revenues, net	$2,680.0	$2,880.3	$2,894.7	$2,924.8	$11,379.8
Revenues from anti-CD20 therapeutic programs	$517.4	$576.4	$595.8	$600.8	$2,290.4
Other revenues	$292.4	$160.0	$109.6	$145.7	$707.7
Total revenues	$3,489.8	$3,616.7	$3,600.1	$3,671.3	$14,377.9
Gross profit (1)	$2,887.8	$3,140.4	$3,170.1	$3,224.2	$12,422.5
Net income	$1,408.8	$1,494.1	$1,545.9	$1,439.7	$5,888.5
Net income attributable to Biogen Inc.	$1,408.8	$1,494.1	$1,545.9	$1,439.7	$5,888.5
Net income per share:
Basic earnings per share attributable to Biogen Inc.	$7.17	$7.85	$8.40	$8.10	$31.47
Diluted earnings per share attributable to Biogen Inc.	$7.15	$7.85	$8.39	$8.08	$31.42
Weighted-average shares used in calculating:
Basic earnings per share attributable to Biogen Inc.	196.6	190.3	184.0	177.8	187.1
Diluted earnings per share attributable to Biogen Inc.	197.0	190.4	184.2	178.2	187.4

(1) Gross profit is calculated as total revenues less cost of sales, excluding amortization and impairment of acquired intangible assets.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Biogen Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Biogen Inc. and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of income, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2020, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Reserves for Medicaid and Managed Care Rebates
As described in Notes 1 and 4 to the consolidated financial statements, the Company recognized revenue from product sales net of reserves, including Medicaid and managed care rebates. Within Accrued expenses and other, total contractual adjustments amounted to $1,093.0 million as of December 31, 2020. This balance primarily includes provisions for Medicaid and managed care rebates in the US. Medicaid rebates relate to the Company’s estimated obligations to states under established reimbursement arrangements. The Company’s liability for Medicaid rebates consists of estimates for claims that a state will make for the current quarter, claims for prior quarters that have been estimated for which an invoice has not been received, invoices received for claims from the prior quarters that have not been paid and an estimate of potential claims that will be made for inventory that exists in the distribution channel at period end. Managed care rebates represent the Company’s estimated obligations to third parties, primarily pharmacy benefit managers. Rebate accruals are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a liability which is included in accrued expenses and other current liabilities. These rebates result from performance-based goals, formulary position and price increase limit allowances (price protection). The calculation of the accrual for these rebates is based on an estimate of the customer’s buying coverage patterns and the resulting applicable contractual rebate rate(s) to be earned over a contractual period. As disclosed by management, the Medicaid and managed care estimates reflect historical experience, current contractual and statutory requirements, specific known market events and trends, industry data and forecasted customer buying and payment patterns.
The principal considerations for our determination that performing procedures relating to reserves for Medicaid and managed care rebates is a critical audit matter are the significant judgment by management due to the significant measurement uncertainty involved in developing these reserves, as the reserves are based on assumptions developed using historical experience, current contractual requirements, specific known market events and payment patterns, which in turn led to a high degree of auditor judgment, subjectivity and effort in applying procedures related to these assumptions.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the reserves for Medicaid and managed care rebates, including controls over the assumptions used to estimate these rebate reserves. These procedures also included, among others, (i) developing an independent estimate of the rebate reserves by utilizing third-party data related to product demand, data related to price changes, the terms of the specific rebate programs, the historical trend of actual rebate claims paid and consideration of contractual requirement changes and market events; (ii) comparing the independent estimate to management’s estimate, and (iii) testing rebate claims paid by the Company, including evaluating the claims for consistency with the contractual terms of the Company’s rebate agreements.
/s/PricewaterhouseCoopers LLP
Boston, Massachusetts
February 3, 2021

We have served as the Company's auditor since 2003.