Form 10-Q
period 2021-03-31
BIOGEN INC.
filed 2021-04-22
CIK 875045

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the issuer’s Common Stock, $0.0005 par value, outstanding as of April 21, 2021, was 150,554,750 shares.

BIOGEN INC.
FORM 10-Q — Quarterly Report
For the Quarterly Period Ended March 31, 2021

NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements that are being made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995 (the Act) with the intention of obtaining the benefits of the “Safe Harbor” provisions of the Act. These forward-looking statements may be accompanied by such words as “aim,” “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” "goal," “intend,” “may,” “plan,” “potential,” “possible,” “will,” “would” and other words and terms of similar meaning. Reference is made in particular to forward-looking statements regarding:
•the anticipated amount, timing and accounting of revenue; contingent, milestone, royalty and other payments under licensing, collaboration, acquisition or divestiture agreements; tax positions and contingencies; collectability of receivables; pre-approval inventory; cost of sales; research and development costs; compensation and other selling, general and administrative expense; amortization of intangible assets; foreign currency exchange risk; estimated fair value of assets and liabilities; and impairment assessments;
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
•the direct and indirect impact of the COVID-19 pandemic on our business and operations, including sales, expense, supply chain, manufacturing, cyber-attacks or other privacy or data security incidents, research and development costs, clinical trials and employees;
•the potential impact of healthcare reform in the United States (U.S.) and measures being taken worldwide designed to reduce healthcare costs and limit the overall level of government expenditures, including the impact of pricing actions and reduced reimbursement for our products;
•our manufacturing capacity, use of third-party contract manufacturing organizations, plans and timing relating to changes in our manufacturing capabilities, activities in new or existing manufacturing facilities and the expected timeline for the Solothurn manufacturing facility to be partially operational and for the gene therapy manufacturing facility in Research Triangle Park, North Carolina to be operational;
•the impact of the continued uncertainty of the credit and economic conditions in certain countries and our collection of accounts receivable in such countries;
•lease commitments, purchase obligations and the timing and satisfaction of other contractual obligations; and
•the impact of new laws (including tax), regulatory requirements, judicial decisions and accounting standards.

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
NOTE REGARDING TRADEMARKS
AVONEX®, PLEGRIDY®, RITUXAN®, RITUXAN HYCELA®, SPINRAZA®, TECFIDERA®, TYSABRI® and VUMERITY® are registered trademarks of Biogen.
BENEPALI™, FLIXABI™, FUMADERM™ and IMRALDI™ are trademarks of Biogen.
ENBREL®, EYLEA®, FAMPYRATM, GAZYVA®, HUMIRA®, LUCENTIS®, OCREVUS®, REMICADE® and other trademarks referenced in this report are the property of their respective owners.

PART I FINANCIAL INFORMATION

BIOGEN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited, in millions, except per share amounts)

	For the Three Months Ended March 31,
	2021	2020
Revenue:
Product, net	$2,211.7	$2,904.6
Revenue from anti-CD20 therapeutic programs	389.0	520.4
Other	93.3	109.3
Total revenue	2,694.0	3,534.3
Cost and expense:
Cost of sales, excluding amortization and impairment of acquired intangible assets	478.1	454.3
Research and development	514.2	476.3
Selling, general and administrative	595.0	570.1
Amortization and impairment of acquired intangible assets	98.1	71.5
Collaboration profit (loss) sharing	68.5	71.8
(Gain) loss on fair value remeasurement of contingent consideration	(33.8)	(4.6)
Acquired in-process research and development	—	75.0
Total cost and expense	1,720.1	1,714.4
Income from operations	973.9	1,819.9
Other income (expense), net	(506.9)	(120.5)
Income before income tax expense and equity in loss of investee, net of tax	467.0	1,699.4
Income tax expense	44.2	292.0
Equity in (income) loss of investee, net of tax	18.2	14.8
Net income	404.6	1,392.6
Net income (loss) attributable to noncontrolling interests, net of tax	(5.6)	(6.5)
Net income attributable to Biogen Inc.	$410.2	$1,399.1

Net income per share:
Basic earnings per share attributable to Biogen Inc.	$2.70	$8.10
Diluted earnings per share attributable to Biogen Inc.	$2.69	$8.08

Weighted-average shares used in calculating:
Basic earnings per share attributable to Biogen Inc.	151.9	172.8
Diluted earnings per share attributable to Biogen Inc.	152.3	173.1

See accompanying notes to these unaudited condensed consolidated financial statements.

BIOGEN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in millions)

	For the Three Months Ended March 31,
	2021	2020
Net income attributable to Biogen Inc.	$410.2	$1,399.1
Other comprehensive income:
Unrealized gains (losses) on securities available for sale, net of tax	(0.8)	(7.8)
Unrealized gains (losses) on cash flow hedges, net of tax	149.6	33.8
Gains (losses) on net investment hedges	22.4	23.0
Unrealized gains (losses) on pension benefit obligation, net of tax	2.0	0.8
Currency translation adjustment	(48.5)	(63.9)
Total other comprehensive income (loss), net of tax	124.7	(14.1)
Comprehensive income attributable to Biogen Inc.	534.9	1,385.0
Comprehensive income (loss) attributable to noncontrolling interests, net of tax	(4.9)	(5.9)
Comprehensive income	$530.0	$1,379.1

See accompanying notes to these unaudited condensed consolidated financial statements.

BIOGEN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in millions, except per share amounts)

	As of March 31, 2021	As of December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$1,217.5	$1,331.2
Marketable securities	1,320.0	1,278.9
Accounts receivable, net	1,854.3	1,913.8
Due from anti-CD20 therapeutic programs	369.8	413.5
Inventory	1,171.8	1,068.6
Other current assets	786.1	881.1
Total current assets	6,719.5	6,887.1
Marketable securities	821.9	772.1
Property, plant and equipment, net	3,438.3	3,411.5
Operating lease assets	414.5	433.3
Intangible assets, net	2,988.1	3,084.3
Goodwill	5,763.1	5,762.1
Deferred tax asset	1,286.3	1,369.5
Investments and other assets	2,423.0	2,899.0
Total assets	$23,854.7	$24,618.9
LIABILITIES AND EQUITY
Current liabilities:
Taxes payable	$143.1	$142.0
Accounts payable	430.4	454.9
Accrued expense and other	2,592.3	3,145.3
Total current liabilities	3,165.8	3,742.2
Notes payable	7,267.2	7,426.2
Deferred tax liability	966.7	1,032.8
Long-term operating lease liabilities	380.0	402.0
Other long-term liabilities	1,411.8	1,329.6
Total liabilities	13,191.5	13,932.8
Commitments and contingencies
Equity:
Biogen Inc. shareholders’ equity:
Preferred stock, par value $0.001 per share	—	—
Common stock, par value $0.0005 per share	0.1	0.1
Additional paid-in capital	—	—
Accumulated other comprehensive loss	(174.3)	(299.0)
Retained earnings	13,833.5	13,976.3
Treasury stock, at cost	(2,977.1)	(2,977.1)
Total Biogen Inc. shareholders’ equity	10,682.2	10,700.3
Noncontrolling interests	(19.0)	(14.2)
Total equity	10,663.2	10,686.1
Total liabilities and equity	$23,854.7	$24,618.9
See accompanying notes to these unaudited condensed consolidated financial statements.

BIOGEN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(unaudited, in millions)

	For the Three Months Ended March 31,
	2021	2020
Cash flow from operating activities:
Net income	$404.6	$1,392.6
Adjustments to reconcile net income to net cash flow from operating activities:
Depreciation, amortization and impairments	146.9	119.9
Acquired in-process research and development	—	75.0
Share-based compensation	70.0	67.7
Contingent consideration	(33.8)	(4.6)
Deferred income taxes	(15.0)	36.9
(Gain) loss on strategic investments	437.6	62.0
Loss on equity method investment	18.2	16.8
Other	71.7	28.9
Changes in operating assets and liabilities, net:
Accounts receivable	37.2	(238.4)
Due from anti-CD20 therapeutic programs	43.8	78.6
Inventory	(112.5)	(62.2)
Accrued expense and other current liabilities	(283.6)	(347.4)
Income tax assets and liabilities	64.8	223.0
Other changes in operating assets and liabilities, net	(80.9)	18.5
Net cash flow provided by operating activities	769.0	1,467.3
Cash flow from investing activities:
Proceeds from sales and maturities of marketable securities	819.2	2,389.3
Purchases of marketable securities	(913.3)	(1,684.7)
Proceeds from divestiture of Hillerød, Denmark manufacturing operations	28.1	—
Purchases of property, plant and equipment	(92.6)	(149.7)
Acquired in-process research and development	—	(75.0)
Acquisitions of intangible assets	—	(37.0)
Proceeds from sales of strategic investments	91.2	0.5
Other	2.7	(0.5)
Net cash flow (used in) provided by investing activities	(64.7)	442.9
Cash flow from financing activities:
Purchases of treasury stock	(600.0)	(2,220.2)
Payments related to issuance of stock for share-based compensation arrangements, net	(27.1)	(29.6)
Repayment of borrowings and premiums paid on debt exchange	(169.3)	—
Other	11.4	4.5
Net cash flow used in financing activities	(785.0)	(2,245.3)
Net increase (decrease) in cash and cash equivalents	(80.7)	(335.1)
Effect of exchange rate changes on cash and cash equivalents	(33.0)	12.7
Cash and cash equivalents, beginning of the period	1,331.2	2,913.7
Cash and cash equivalents, end of the period	$1,217.5	$2,591.3

See accompanying notes to these unaudited condensed consolidated financial statements.

BIOGEN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited, in millions)

	Preferred stock		Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings	Treasury stock		Total Biogen Inc. shareholders’ equity	Noncontrolling interests	Total equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance, December 31, 2020	—	$—	176.2	$0.1	$—	$(299.0)	$13,976.3	(23.8)	$(2,977.1)	$10,700.3	$(14.2)	$10,686.1
Net income	—	—	—	—	—	—	410.2	—	—	410.2	(5.6)	404.6
Other comprehensive income (loss), net of tax	—	—	—	—	—	124.7	—	—	—	124.7	0.7	125.4
Capital contribution by noncontrolling interest	—	—	—	—	—	—	—	—	—	—	0.1	0.1
Repurchase of common stock pursuant to the 2020 Share Repurchase Program, at cost	—	—	—	—	—	—	—	(2.2)	(600.0)	(600.0)	—	(600.0)
Retirement of common stock pursuant to the 2020 Share Repurchase Program, at cost	—	—	(2.2)	—	(93.8)	—	(506.2)	2.2	600.0	—	—	—
Issuance of common stock under stock option and stock purchase plans	—	—	0.1	—	19.7	—	—	—	—	19.7	—	19.7
Issuance of common stock under stock award plan	—	—	0.3	—	—	—	(46.8)	—	—	(46.8)	—	(46.8)
Compensation related to share-based payments	—	—	—	—	72.6	—	—	—	—	72.6	—	72.6
Other	—	—	—	—	1.5	—	—	—	—	1.5	—	1.5
Balance, March 31, 2021	—	$—	174.4	$0.1	$—	$(174.3)	$13,833.5	(23.8)	$(2,977.1)	$10,682.2	$(19.0)	$10,663.2

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
Our marketed products include TECFIDERA, VUMERITY, AVONEX, PLEGRIDY, TYSABRI and FAMPYRA for the treatment of MS; SPINRAZA for the treatment of SMA; and FUMADERM for the treatment of severe plaque psoriasis. We have certain business and financial rights with respect to RITUXAN for the treatment of non-Hodgkin's lymphoma, chronic lymphocytic leukemia (CLL) and other conditions; RITUXAN HYCELA for the treatment of non-Hodgkin's lymphoma and CLL; GAZYVA for the treatment of CLL and follicular lymphoma; OCREVUS for the treatment of primary progressive MS and relapsing MS; and other potential anti-CD20 therapies pursuant to our collaboration arrangements with Genentech, Inc. (Genentech), a wholly-owned member of the Roche Group. For additional information on our collaboration arrangements with Genentech, please read Note 18, Collaborative and Other Relationships, to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020 (2020 Form 10-K).
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
Basis of Presentation
In the opinion of management, our condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair statement of our financial statements for interim periods in accordance with accounting principles generally accepted in the United States (U.S. GAAP). The information included in this quarterly report on Form 10-Q should be read in conjunction with our audited consolidated financial statements and the accompanying notes included in our 2020 Form 10-K. Our accounting policies are described in the Notes to Consolidated Financial Statements in our 2020 Form 10-K and updated, as necessary, in this report. The year-end condensed consolidated balance sheet data presented for comparative purposes was derived from our audited financial statements, but does not include all disclosures required by U.S. GAAP. The results of operations for the three months ended March 31, 2021, are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.
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
Use of Estimates
The preparation of our condensed consolidated financial statements requires us to make estimates, judgments and assumptions that may affect the reported amounts of assets, liabilities, equity, revenue and expense and related disclosure of contingent assets and liabilities. On an ongoing basis we evaluate our estimates, judgments and methodologies. We base our estimates on historical experience and on various other assumptions that we believe are reasonable, the results of which form the basis for making judgments about the carrying values of assets, liabilities and equity and the amount of revenue and expense. Actual results may differ from these estimates.
The length of time and full extent to which the COVID-19 pandemic directly or indirectly impacts our business, results of operations and financial condition, including sales, expense, reserves and allowances, manufacturing, clinical trials, research and development costs and employee-related amounts, depends on future developments that are highly uncertain, subject to change and are difficult to predict, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain or treat COVID-19 as well as the economic impact on local, regional, national and international customers and markets. We have made estimates of the impact of the COVID-19 pandemic within our condensed consolidated financial statements and there may be changes to those estimates in future periods.
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
Income Taxes
In December 2019 the FASB issued Accounting Standards Update No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This standard removes certain exceptions to the general principles in Topic 740 and simplifies certain other aspects of the accounting for income taxes. This standard became effective for us on January 1, 2021, and did not have a material impact on our condensed consolidated financial statements and related disclosures.
2.    Acquisitions
BIIB118 Acquisition
In March 2020 we acquired BIIB118 (CK1 inhibitor) for the potential treatment of patients with behavioral and neurological symptoms across various psychiatric and neurological diseases from Pfizer Inc. (Pfizer). We are developing BIIB118 for the potential treatment of irregular sleep wake rhythm disorder in Parkinson's disease and plan to develop BIIB118 for the potential treatment of sundowning in Alzheimer's disease.

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
3.    Revenue
Product Revenue
Revenue by product is summarized as follows:

	For the Three Months Ended March 31,
	2021			2020
(In millions)	United States	Rest of World	Total	United States	Rest of World	Total
Multiple Sclerosis (MS):
Fumarate*	$236.0	$316.9	$552.9	$777.5	$323.3	$1,100.8
Interferon**	241.8	158.7	400.5	292.6	173.4	466.0
TYSABRI	273.3	230.0	503.3	277.7	244.7	522.4
FAMPYRA	—	26.6	26.6	—	28.3	28.3
Subtotal: MS product revenue	751.1	732.2	1,483.3	1,347.8	769.7	2,117.5

Spinal Muscular Atrophy:
SPINRAZA	148.7	371.8	520.5	235.4	329.6	565.0

Biosimilars:
BENEPALI	—	121.7	121.7	—	133.5	133.5
IMRALDI	—	57.9	57.9	—	61.6	61.6
FLIXABI	—	25.5	25.5	—	23.7	23.7
Subtotal: Biosimilar product revenue	—	205.1	205.1	—	218.8	218.8

Other:
FUMADERM	—	2.8	2.8	—	3.3	3.3
Total product revenue	$899.8	$1,311.9	$2,211.7	$1,583.2	$1,321.4	$2,904.6

*Fumarate includes TECFIDERA and VUMERITY. VUMERITY became commercially available in the U.S. in November 2019.
**Interferon includes AVONEX and PLEGRIDY.
We recognized revenue from two wholesalers accounting for 30.0% and 9.3% of gross product revenue for the three months ended March 31, 2021, and 30.0% and 14.6% for the three months ended March 31, 2020.
An analysis of the change in reserves for discounts and allowances is summarized as follows:

(In millions)	Discounts	Contractual Adjustments	Returns	Total
Balance, December 31, 2020	$141.4	$1,093.0	$41.6	$1,276.0
Current provisions relating to sales in current year	185.1	775.7	3.8	964.6
Adjustments relating to prior years	0.9	(32.1)	1.0	(30.2)
Payments/credits relating to sales in current year	(111.8)	(284.8)	—	(396.6)
Payments/credits relating to sales in prior years	(82.8)	(562.9)	(1.7)	(647.4)
Balance, March 31, 2021	$132.8	$988.9	$44.7	$1,166.4

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
The total reserves above, which are included in our condensed consolidated balance sheets, are summarized as follows:

(In millions)	As of March 31, 2021	As of December 31, 2020
Reduction of accounts receivable	$173.4	$195.4
Component of accrued expense and other	993.0	1,080.6
Total revenue-related reserves	$1,166.4	$1,276.0
Revenue from Anti-CD20 Therapeutic Programs
Revenue from anti-CD20 therapeutic programs are summarized in the table below. For the purposes of this footnote, we refer to RITUXAN and RITUXAN HYCELA collectively as RITUXAN.

	For the Three Months Ended March 31,
(In millions)	2021	2020
Biogen’s share of pre-tax profits in the U.S. for RITUXAN and GAZYVA	$174.1	$341.3
Other revenue from anti-CD20 therapeutic programs	214.9	179.1
Total revenue from anti-CD20 therapeutic programs	$389.0	$520.4
For additional information on our collaboration arrangements with Genentech, please read Note 18, Collaborative and Other Relationships, to our consolidated financial statements included in our 2020 Form 10-K.
Other Revenue
Other revenue is summarized as follows:

	For the Three Months Ended March 31,
(In millions)	2021	2020
Revenue from collaborative and other relationships:
Revenue earned under our technical development agreement, manufacturing services agreements and royalty revenue on biosimilar products with Samsung Bioepis	$3.9	$3.7
Other revenue from collaborative and other relationships	—	0.2
Other royalty and corporate revenue:
Royalty	6.2	11.4
Other corporate	83.2	94.0
Total other revenue	$93.3	$109.3
We receive royalties from net sales on products related to patents that we have out-licensed and we record other corporate revenue primarily from amounts earned under contract manufacturing agreements.
4.    Inventory
The components of inventory are summarized as follows:

(In millions)	As of March 31, 2021	As of December 31, 2020
Raw materials	$331.3	$314.9
Work in process	634.8	544.5
Finished goods	205.7	209.2
Total inventory	$1,171.8	$1,068.6

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
5.    Intangible Assets and Goodwill
Intangible Assets
Intangible assets, net of accumulated amortization, impairment charges and adjustments are summarized as follows:

		As of March 31, 2021			As of December 31, 2020
(In millions)	Estimated Life	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Completed technology	4-28 years	$7,394.3	$(5,190.3)	$2,204.0	$7,394.3	$(5,136.5)	$2,257.8
In-process research and development	Indefinite until commercialization	720.1	—	720.1	762.5	—	762.5
Trademarks and trade names	Indefinite	64.0	—	64.0	64.0	—	64.0
Total intangible assets		$8,178.4	$(5,190.3)	$2,988.1	$8,220.8	$(5,136.5)	$3,084.3
For the three months ended March 31, 2021, amortization and impairment of acquired intangible assets totaled $98.1 million, compared to $71.5 million in the prior year comparative period. For the three months ended March 31, 2021, amortization and impairment of acquired intangible assets reflects a $44.3 million impairment charge related to vixotrigine (BIIB074) for the potential treatment of trigeminal neuralgia (TGN). For the three months ended March 31, 2020, we had no impairment charges.
Completed Technology
Completed technology primarily relates to our acquisition of all remaining rights to TYSABRI as well as other amounts related to our other marketed products and programs acquired through business combinations.
IPR&D Related to Business Combinations
IPR&D represents the fair value assigned to research and development assets that we acquired as part of a business combination and had not yet reached technological feasibility at the date of acquisition. Included in IPR&D balances are adjustments related to foreign currency exchange rate fluctuations. We review amounts capitalized as acquired IPR&D for impairment annually, as of October 31, and whenever events or changes in circumstances indicate to us that the carrying value of the assets might not be recoverable. The carrying value associated with our IPR&D assets as of March 31, 2021, relates to the various IPR&D programs we acquired in connection with our acquisitions of Nightstar Therapeutics plc (NST) and Convergence Pharmaceuticals Holdings Ltd. (Convergence). The majority of the balance relates to our acquisition of NST in June 2019. For additional information on our acquisition of NST, please read Note 2, Acquisitions, to our consolidated financial statements included in our 2020 Form 10-K.
Vixotrigine
In the periods since we acquired vixotrigine, there have been numerous delays in the initiation of Phase 3 studies for the potential treatment of TGN and for the potential treatment of diabetic painful neuropathy (DPN), another form of neuropathic pain. We have engaged with the U.S. Food and Drug Administration (FDA) regarding the design of the Phase 3 studies of vixotrigine for TGN and DPN and now plan to perform an additional clinical trial of vixotrigine before initiating a Phase 3 study of DPN.
The performance of this additional clinical trial has delayed the initiation of the Phase 3 studies of vixotrigine for the potential treatment of TGN, and, as a result, we recognized an impairment charge of $44.3 million related to vixotrigine for the potential treatment of TGN during the first quarter of 2021. As of March 31, 2021, the carrying value associated with our remaining vixotrigine IPR&D assets was $135.1 million, all of which is related to DPN.
BIIB111 and BIIB112
During the fourth quarter of 2020 we recognized an impairment charge of $115.0 million related to BIIB111 (timrepigene emparvovec) for the potential treatment of choroideremia, a rare, degenerative, X-linked inherited retinal disorder that leads to blindness and currently has no approved treatments, as a result of third-party manufacturing delays that may impact our timeline for a potential filing of a Biologics License Application (BLA) for regulatory approval by up to one year, and increase the costs associated with advancing BIIB111 through Phase 3 development.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
We are continuing to monitor the manufacturing issues encountered with BIIB111 and their potential impact on that program's timing. As of March 31, 2021, we have no indication that BIIB111 or BIIB112 (cotoretigene toliparvovec) for the potential treatment of X-linked retinitis pigmentosa, which is a rare inherited retinal disease with no currently approved treatments, were impaired; however, we will continue to monitor the capabilities of our manufacturing partners and how any additional new manufacturing issues might affect the planned timing of such gene therapy programs.
Estimated Future Amortization of Intangible Assets
The estimated future amortization of finite-lived intangible assets for the next five years is expected to be as follows:

(In millions)	As of March 31, 2021
2021 (remaining nine months)	$165.0
2022	215.0
2023	215.0
2024	225.0
2025	220.0
2026	200.0
Goodwill
The following table provides a roll forward of the changes in our goodwill balance:

(In millions)	As of March 31, 2021
Goodwill, beginning of period	$5,762.1
Other	1.0
Goodwill, end of period	$5,763.1
As of March 31, 2021, we had no accumulated impairment losses related to goodwill. Other includes adjustments related to foreign currency exchange rate fluctuations.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
6.    Fair Value Measurements
The tables below present information about our assets and liabilities that are regularly measured and carried at fair value and indicate the level within the fair value hierarchy of the valuation techniques we utilized to determine such fair value:

	As of March 31, 2021
(In millions)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$745.8	$—	$745.8	$—
Marketable debt securities:
Corporate debt securities	1,336.2	—	1,336.2	—
Government securities	677.4	—	677.4	—
Mortgage and other asset backed securities	128.3	—	128.3	—
Marketable equity securities	1,442.8	148.2	1,294.6	—
Derivative contracts	51.2	—	51.2	—
Plan assets for deferred compensation	31.1	—	31.1	—
Total	$4,412.8	$148.2	$4,264.6	$—
Liabilities:
Derivative contracts	$88.6	$—	$88.6	$—
Contingent consideration obligations	226.0	—	—	226.0
Total	$314.6	$—	$88.6	$226.0

	As of December 31, 2020
(In millions)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$626.9	$—	$626.9	$—
Marketable debt securities:
Corporate debt securities	1,301.5	—	1,301.5	—
Government securities	627.1	—	627.1	—
Mortgage and other asset backed securities	122.4	—	122.4	—
Marketable equity securities	1,974.3	271.1	1,703.2	—
Derivative contracts	20.5	—	20.5	—
Plan assets for deferred compensation	28.2	—	28.2	—
Total	$4,700.9	$271.1	$4,429.8	$—
Liabilities:
Derivative contracts	$217.2	$—	$217.2	$—
Contingent consideration obligations	259.8	—	—	259.8
Total	$477.0	$—	$217.2	$259.8
There have been no material impairments of our assets measured and carried at fair value during the three months ended March 31, 2021. In addition, there have been no changes in valuation techniques during the three months ended March 31, 2021. The fair value of Level 2 instruments classified as cash equivalents and marketable debt securities was determined through third-party pricing services. The fair value of Level 2 instruments classified as marketable equity securities represents our investments in the common stock of Sangamo Therapeutics, Inc. (Sangamo), Denali Therapeutics Inc. (Denali) and Sage Therapeutics, Inc. (Sage) and are valued using an option pricing valuation model as the investments are each subject to certain holding period restrictions. For additional information on our investments in Sangamo, Denali and Sage common stock, please read Note 7, Financial Instruments, to these condensed consolidated financial statements.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
For a description of our validation procedures related to prices provided by third-party pricing services and our option pricing valuation model, please read Note 1, Summary of Significant Accounting Policies - Fair Value Measurements, to our consolidated financial statements included in our 2020 Form 10-K.
The following tables summarize the significant unobservable inputs in the fair value measurement of our contingent consideration obligations as of March 31, 2021 and December 31, 2020:

	As of March 31, 2021
(In millions)	Fair Value	Valuation Technique	Unobservable Input(s)	Range	Weighted Average
Liabilities:
Contingent consideration obligation	$226.0	Discounted cash flow	Discount rate	0.77%	0.77%
			Expected timing of achievement of development milestones	2022 to 2027	—

	As of December 31, 2020
(In millions)	Fair Value	Valuation Technique	Unobservable Input(s)	Range	Weighted Average
Liabilities:
Contingent consideration obligation	$259.8	Discounted cash flow	Discount Rate	0.60%	0.60%
			Expected timing of achievement of development milestones	2021 to 2025	—
The weighted average discount rate was calculated based on the relative fair value of our contingent consideration obligations. In addition, we apply various probabilities of technological and regulatory success, ranging from 21.7% to certain probability, to the valuation models to estimate the fair values of our contingent consideration obligations.
Debt Instruments
The fair and carrying values of our debt instruments, which are Level 2 liabilities, are summarized as follows:

	As of March 31, 2021		As of December 31, 2020
(In millions)	Fair Value	Carrying Value	Fair Value	Carrying Value
3.625% Senior Notes due September 15, 2022	$1,044.2	$998.2	$1,054.1	$997.9
4.050% Senior Notes due September 15, 2025	1,940.8	1,741.5	2,003.1	1,741.2
2.250% Senior Notes due May 1, 2030	1,455.3	1,491.4	1,557.2	1,491.1
5.200% Senior Notes due September 15, 2045 (1)	1,394.8	1,099.7	2,365.1	1,723.4
3.150% Senior Notes due May 1, 2050	1,369.8	1,472.7	1,536.4	1,472.6
3.250% Senior Notes due February 15, 2051 (1)	654.3	463.7	—	—
Total	$7,859.2	$7,267.2	$8,515.9	$7,426.2

(1) In February 2021 we completed a private offer to exchange (Exchange Offer) our 5.200% Senior Notes due September 15, 2045 (2045 Senior Notes), whereby approximately $624.6 million of our 2045 Senior Notes were exchanged for approximately $700.7 million of a new series of 3.250% Senior Notes due February 15, 2051 (2051 Senior Notes). For additional information on our Exchange Offer, please read Note 10, Indebtedness, to these condensed consolidated financial statements.
The fair values of each of our series of Senior Notes were determined through market, observable and corroborated sources. For additional information related to our Senior Notes issued on April 30, 2020 and September 15, 2015, please read Note 12, Indebtedness, to our consolidated financial statements included in our 2020 Form 10-K.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
Contingent Consideration Obligations
In connection with our acquisitions of Convergence and Biogen International Neuroscience GmbH, we agreed to make additional payments based upon the achievement of certain milestone events. The following table provides a roll forward of the fair values of our contingent consideration obligations, which includes Level 3 measurements:

	For the Three Months Ended March 31,
(In millions)	2021	2020
Fair value, beginning of period	$259.8	$346.1
Changes in fair value	(33.8)	(4.6)
Fair value, end of period	$226.0	$341.5
As of March 31, 2021 and December 31, 2020, approximately $226.0 million and $110.3 million, respectively, of the fair value of our total contingent consideration obligations was reflected as a component of other long-term liabilities in our condensed consolidated balance sheets with the remaining balance reflected as a component of accrued expense and other.
For the three months ended March 31, 2021, changes in the fair value of our contingent consideration obligations were primarily due to delays in the expected timing of the achievement of certain remaining developmental milestones related to our vixotrigine programs.
7.    Financial Instruments
The following table summarizes our financial assets with maturities of less than 90 days from the date of purchase included in cash and cash equivalents in our condensed consolidated balance sheets:

(In millions)	As of March 31, 2021	As of December 31, 2020
Commercial paper	$50.7	$61.1
Overnight reverse repurchase agreements	93.7	37.4
Money market funds	541.5	505.1
Short-term debt securities	59.9	23.3
Total	$745.8	$626.9
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

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
Our marketable equity securities gains (losses) are recorded in other income (expense), net in our condensed consolidated statements of income. The following tables summarize our marketable debt and equity securities, classified as available for sale:

	As of March 31, 2021
(In millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable debt securities
Corporate debt securities:
Current	$979.7	$0.2	$(0.4)	$979.5
Non-current	356.0	0.8	(0.1)	356.7
Government securities:
Current	340.5	—	—	340.5
Non-current	336.5	0.4	—	336.9
Mortgage and other asset backed securities:
Current	—	—	—	—
Non-current	128.2	0.2	(0.1)	128.3
Total marketable debt securities	$2,140.9	$1.6	$(0.6)	$2,141.9

Marketable equity securities
Marketable equity securities, non-current	$1,168.9	$351.0	$(77.1)	$1,442.8
Total marketable equity securities	$1,168.9	$351.0	$(77.1)	$1,442.8

	As of December 31, 2020
(In millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable debt securities
Corporate debt securities:
Current	$897.8	$0.4	$(0.2)	$898.0
Non-current	402.5	1.1	(0.1)	403.5
Government securities:
Current	380.6	0.1	—	380.7
Non-current	245.9	0.5	—	246.4
Mortgage and other asset backed securities:
Current	0.2	—	—	0.2
Non-current	122.1	0.2	(0.1)	122.2
Total marketable debt securities	$2,049.1	$2.3	$(0.4)	$2,051.0

Marketable equity securities
Marketable equity securities, current	$70.6	$15.9	$—	$86.5
Marketable equity securities, non-current	1,168.9	733.8	(14.9)	1,887.8
Total marketable equity securities	$1,239.5	$749.7	$(14.9)	$1,974.3

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
Summary of Contractual Maturities: Available-for-Sale Debt Securities
The estimated fair value and amortized cost of our marketable debt securities available-for-sale by contractual maturity are summarized as follows:

	As of March 31, 2021		As of December 31, 2020
(In millions)	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost
Due in one year or less	$1,320.0	$1,320.2	$1,278.9	$1,278.6
Due after one year through five years	781.2	780.4	722.6	721.3
Due after five years	40.7	40.3	49.5	49.2
Total marketable debt securities	$2,141.9	$2,140.9	$2,051.0	$2,049.1
The average maturity of our marketable debt securities available-for-sale as of March 31, 2021 and December 31, 2020, was approximately 12 months and 11 months, respectively.
Proceeds from Marketable Debt Securities
The proceeds from maturities and sales of marketable debt securities and resulting realized gains and losses are summarized as follows:

	For the Three Months Ended March 31,
(In millions)	2021	2020
Proceeds from maturities and sales	$819.2	$2,389.3
Realized gains	0.2	5.7
Realized losses	(0.7)	(19.1)
Strategic Investments
As of March 31, 2021 and December 31, 2020, our strategic investment portfolio was comprised of investments totaling $1,493.1 million and $2,024.6 million, respectively, which are included in investments and other assets in our condensed consolidated balance sheets.
Our strategic investment portfolio includes investments in equity securities of certain biotechnology companies, which are reflected within our disclosures included in Note 6, Fair Value Measurements, to these condensed consolidated financial statements, venture capital funds where the underlying investments are in equity securities of certain biotechnology companies and non-marketable equity securities.
The decrease in our strategic investment portfolio for the three months ended March 31, 2021, was primarily due to decreases in the fair values of our investments in Ionis Pharmaceuticals Inc. (Ionis), Sage, Denali and Sangamo common stock.
Sage Therapeutics, Inc.
In November 2020 we entered into a global collaboration and license agreement with Sage. In connection with the closing of this transaction in December 2020 we purchased $650.0 million of Sage common stock, or approximately 6.2 million shares at approximately $104.14 per share, which are subject to transfer restrictions. This investment is classified as a Level 2 marketable equity security due to certain holding period restrictions and is remeasured each reporting period and carried at fair value. The effects of certain holding period restrictions on the investment are estimated using an option pricing valuation model. The most significant assumptions within the model are the term of the restrictions and the stock price volatility, which is based upon historical volatility of similar companies. We also use a constant maturity risk free-interest rate to match the remaining term of the restrictions on our investment in Sage common stock and a dividend yield of zero based upon the fact that Sage and similar companies generally have not historically granted cash dividends.
For additional information on our collaboration arrangement with Sage, please read Note 16, Collaborative and Other Relationships, to these condensed consolidated financial statements.
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
For additional information on our collaboration arrangement with Denali, please read Note 16, Collaborative and Other Relationships, to these condensed consolidated financial statements.
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
For additional information on our collaboration arrangement with Sangamo, please read Note 16, Collaborative and Other Relationships, to these condensed consolidated financial statements.
8.    Derivative Instruments
Foreign Currency Forward Contracts - Hedging Instruments
Due to the global nature of our operations, portions of our revenue and operating expense are recorded in currencies other than the U.S. dollar. The value of revenue and operating expense measured in U.S. dollars is therefore subject to changes in foreign currency exchange rates. In order to mitigate these changes, we use foreign currency forward contracts to lock in exchange rates associated with a portion of our forecasted international revenue and operating expense.
Foreign currency forward contracts in effect as of March 31, 2021 and December 31, 2020, had durations of 1 to 21 months and 1 to 24 months, respectively. These contracts have been designated as cash flow hedges and unrealized gains or losses on the portion of these foreign currency forward contracts that are included in the effectiveness test are reported in accumulated other comprehensive income (loss) (referred to as AOCI in the tables below). Realized gains and losses of such contracts are recognized in revenue when the sale of product in the currency being hedged is recognized and in operating expense when the expense in the currency being hedged is recorded. We recognize all cash flow hedge reclassifications from accumulated other comprehensive income (loss) and fair value changes of excluded portions in the same line item in our condensed consolidated statements of income that has been impacted by the hedged item.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
The notional value of foreign currency forward contracts that were entered into to hedge forecasted revenue and operating expense is summarized as follows:

	Notional Amount
(In millions)	As of March 31, 2021	As of December 31, 2020
Euro	$2,657.6	$2,979.1
British pound	190.4	250.6
Swiss franc	159.4	—
Japanese yen	98.5	—
Canadian dollar	80.5	—
Total foreign currency forward contracts	$3,186.4	$3,229.7
The pre-tax portion of the fair value of these foreign currency forward contracts that were included in accumulated other comprehensive income (loss) in total equity as of March 31, 2021, reflected aggregate net unrealized losses of $41.5 million, composed of gross unrealized losses of approximately $73.5 million and gross unrealized gains of approximately $32.0 million, compared to aggregate net unrealized losses of $212.5 million as of December 31, 2020. We expect the net unrealized losses of $41.5 million to be settled over the next 21 months, of which $54.3 million of unrealized losses are expected to be settled over the next 12 months, with any amounts in accumulated other comprehensive income (loss) to be reported as an adjustment to revenue or operating expense. We consider the impact of our and our counterparties’ credit risk on the fair value of the contracts as well as the ability of each party to execute its contractual obligations. As of March 31, 2021 and December 31, 2020, credit risk did not materially change the fair value of our foreign currency forward contracts.
The following table summarizes the effect of foreign currency forward contracts designated as hedging instruments in our condensed consolidated statements of income:

For the Three Months Ended March 31,
Net Gains/(Losses) Reclassified from AOCI into Operating Income (in millions)			Net Gains/(Losses) Recognized in Operating Income (in millions)
Location	2021	2020	Location	2021	2020
Revenue	$(23.1)	$27.0	Revenue	$(3.0)	$9.3
Operating expense	(0.4)	(0.1)	Operating expense	(0.1)	(0.9)
Interest Rate Contracts - Hedging Instruments
We have entered into interest rate lock contracts or interest rate swap contracts on certain borrowing transactions to manage our exposure to interest rate changes and to reduce our overall cost of borrowing.
Interest Rate Swap Contracts
In connection with the issuance of our 2.90% Senior Notes due September 15, 2020, we entered into interest rate swaps with an aggregate notional amount of $675.0 million, which were originally set to expire on September 15, 2020. The interest rate swap contracts were designated as hedges of the fair value changes in our 2.90% Senior Notes attributable to changes in interest rates. The carrying value of our 2.90% Senior Notes as of December 31, 2020, included approximately $2.3 million related to changes in the fair value of these interest rate swap contracts. In May 2020 we settled our interest rate swap contracts, in conjunction with our early redemption of our 2.90% Senior Notes, resulting in a gain of approximately $3.3 million, which was recorded as a component of interest expense in our condensed consolidated statements of income during the second quarter of 2020.
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

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
In order to mitigate the currency fluctuations between the U.S. dollar and South Korean won, we have entered into foreign currency forward contracts. Foreign currency forward contracts in effect as of March 31, 2021, had a remaining duration of seven months. These contracts have been designated as net investment hedges. We recognize changes in the spot exchange rate in accumulated other comprehensive income (loss). The pre-tax portion of the fair value of these foreign currency forward contracts that were included in accumulated other comprehensive income (loss) in total equity reflected net gains of $2.7 million and net losses of $21.2 million as of March 31, 2021 and December 31, 2020, respectively. We exclude fair value changes related to the forward rate from our hedging relationship and will amortize the forward points in other income (expense), net in our condensed consolidated statements of income over the term of the contract. The pre-tax portion of the fair value of the forward points that were included in accumulated other comprehensive income (loss) in total equity reflected gains of $0.1 million and $0.2 million as of March 31, 2021 and December 31, 2020, respectively.
The following table summarizes the effect of our net investment hedge in our condensed consolidated financial statements:

For the Three Months Ended March 31,
Net Gains/(Losses) Recognized in Other Comprehensive Income (Effective Portion) (in millions)			Net Gains/(Losses) Recognized in Other Comprehensive Income (Amounts Excluded from Effectiveness Testing) (in millions)			Net Gains/(Losses) Recognized in Net Income (Amounts Excluded from Effectiveness Testing) (in millions)
Location	2021	2020	Location	2021	2020	Location	2021	2020
Gains (losses) on net investment hedge	$23.8	$24.2	Gains (losses) on net investment hedge	$(1.4)	$(0.3)	Other income (expense)	$0.1	$0.9
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
The aggregate notional amount of these outstanding foreign currency forward contracts was $1,358.8 million and $1,158.0 million as of March 31, 2021 and December 31, 2020, respectively. Net losses of $17.4 million and $2.4 million related to these contracts were recorded as a component of other income (expense), net for the three months ended March 31, 2021 and 2020, respectively.
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
The following table summarizes the fair value and presentation in our condensed consolidated balance sheets of our outstanding derivative instruments, including those designated as hedging instruments:

(In millions)	Balance Sheet Location	As of March 31, 2021	As of December 31, 2020
Cash Flow Hedging Instruments:
Asset derivative instruments	Other current assets	$20.6	$—
	Investments and other assets	15.2	—
Liability derivative instruments	Accrued expense and other	60.8	157.1
	Other long-term liabilities	—	35.7

Net Investment Hedging Instruments:
Asset derivative instruments	Other current assets	2.7	—
Liability derivative instruments	Accrued expense and other	—	19.7

Other Derivative Instruments:
Asset derivative instruments	Other current assets	12.7	20.5
Liability derivative instruments	Accrued expense and other	27.8	4.7

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
9.    Property, Plant and Equipment
Property, plant and equipment are recorded at historical cost, net of accumulated depreciation. Accumulated depreciation on property, plant and equipment was $1,827.6 million and $1,782.3 million as of March 31, 2021 and December 31, 2020, respectively. For the three months ended March 31, 2021, depreciation expense totaled $48.8 million compared to $48.4 million in the prior year comparative period.
Solothurn, Switzerland Manufacturing Facility
In order to support our future growth and drug development pipeline, we are building a large-scale biologics manufacturing facility in Solothurn, Switzerland. We expect this facility to be partially operational during the first half of 2021. Upon completion, this facility will include 393,000 square feet related to a large-scale biologics manufacturing facility, 290,000 square feet of warehouse, utilities and support space and 51,000 square feet of administrative space. As of March 31, 2021 and December 31, 2020, we had approximately $1.9 billion and $1.8 billion, respectively, capitalized as construction in progress related to this facility.
10.    Indebtedness
Exchange Offer
In February 2021 we completed our Exchange Offer of our tendered 2045 Senior Notes for our 2051 Senior Notes and cash, and an offer to purchase our tendered 2045 Senior Notes for cash.
An aggregate principal amount of approximately $624.6 million of our 2045 Senior Notes was exchanged for an aggregate principal amount of approximately $700.7 million of our 2051 Senior Notes and aggregate cash payments of approximately $151.8 million. Our Exchange Offer has been accounted for as a debt modification; as such, the cash component has been reflected as additional debt discount and is amortized as an adjustment to interest expense over the term of our 2051 Senior Notes.
In addition, we redeemed an aggregate principal amount of approximately $8.9 million of our 2045 Senior Notes for aggregate cash payments of approximately $12.1 million, excluding accrued and unpaid interest. The redemption has been accounted for as a debt extinguishment; as such, we recognized a pre-tax charge of $3.2 million upon the extinguishment of such 2045 Senior Notes. This charge, which was recognized in interest expense in other income (expense), net in our condensed consolidated statements of income for the three months ended March 31, 2021, reflects the payment of an early call premium and the write-off of the remaining unamortized original debt issuance costs and discount balances associated with such 2045 Senior Notes.
Upon settlement, we also made aggregate cash payments of approximately $13.8 million to settle all accrued and unpaid interest from the last interest payment date on our 2045 Senior Notes that were exchanged or redeemed. We incurred approximately $6.1 million of costs associated with our Exchange Offer, which was recognized in interest expense in other income (expense), net in our condensed consolidated statements of income for the three months ended March 31, 2021.
2020 Senior Notes
On April 30, 2020, we issued senior unsecured notes for an aggregate principal amount of $3.0 billion (2020 Senior Notes), consisting of the following:
•$1.5 billion aggregate principal amount of 2.25% Senior Notes due May 1, 2030, valued at 99.973% of par; and
•$1.5 billion aggregate principal amount of 3.15% Senior Notes due May 1, 2050, valued at 99.174% of par.
We incurred approximately $24.4 million of costs associated with this offering, which have been recorded as a reduction to the carrying amount of the debt on our condensed consolidated balance sheet. For additional information on our 2020 Senior Notes, please read Note 12, Indebtedness, to our consolidated financial statements included in our 2020 Form 10-K.
2.90% Senior Notes due September 15, 2020
On September 15, 2015, we issued $1.5 billion aggregate principal amount of 2.90% Senior Notes due September 15, 2020, at 99.792% of par. Our 2.90% Senior Notes were senior unsecured obligations. In connection with the 2.90% Senior Notes, we entered into interest rate swap contracts where we received a fixed rate and paid a

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
variable rate. In May 2020 we used the net proceeds from the sale of our 2020 Senior Notes to redeem our 2.90% Senior Notes prior to their maturity and recognized a net pre-tax charge of $9.4 million upon the extinguishment of these notes during the second quarter of 2020. This charge, which was recognized in interest expense in other income (expense), net in our condensed consolidated statements of income and reflects the payment of a $12.7 million early call premium and the write off of remaining unamortized original debt issuance costs and discount balances, partially offset by a $3.3 million gain related to the settlement of the associated interest rate swap contracts. For additional information on our interest rate swap contracts, please read Note 8, Derivative Instruments, to these condensed consolidated financial statements.
11.    Equity
Share Repurchases
In October 2020 our Board of Directors authorized a program to repurchase up to $5.0 billion of our common stock (2020 Share Repurchase Program). Our 2020 Share Repurchase Program does not have an expiration date. All share repurchases under our 2020 Share Repurchase Program will be retired. Under our 2020 Share Repurchase Program, we repurchased and retired approximately 2.2 million shares of our common stock at a cost of approximately $600.0 million during the three months ended March 31, 2021. Approximately $4.0 billion remained available under our 2020 Share Repurchase Program as of March 31, 2021.
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
Accumulated Other Comprehensive Income (Loss)
The following tables summarize the changes in accumulated other comprehensive income (loss), net of tax by component:

(In millions)	Unrealized Gains (Losses) on Securities Available for Sale, Net of Tax	Unrealized Gains (Losses) on Cash Flow Hedges, Net of Tax	Gains (Losses) on Net Investment Hedge	Unfunded Status of Postretirement Benefit Plans, Net of Tax	Currency Translation Adjustments	Total
Balance, December 31, 2020	$1.4	$(179.0)	$(8.5)	$(66.3)	$(46.6)	$(299.0)
Other comprehensive income (loss) before reclassifications	(1.2)	128.6	22.4	2.0	(48.5)	103.3
Amounts reclassified from accumulated other comprehensive income (loss)	0.4	21.0	—	—	—	21.4
Net current period other comprehensive income (loss)	(0.8)	149.6	22.4	2.0	(48.5)	124.7
Balance, March 31, 2021	$0.6	$(29.4)	$13.9	$(64.3)	$(95.1)	$(174.3)

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

(In millions)	Unrealized Gains (Losses) on Securities Available for Sale, Net of Tax	Unrealized Gains (Losses) on Cash Flow Hedges, Net of Tax	Gains (Losses) on Net Investment Hedge	Unfunded Status of Postretirement Benefit Plans, Net of Tax	Currency Translation Adjustments	Total
Balance, December 31, 2019	$4.2	$7.8	$25.1	$(32.8)	$(139.5)	$(135.2)
Other comprehensive income (loss) before reclassifications	(20.8)	60.7	23.9	0.8	(63.9)	0.7
Amounts reclassified from accumulated other comprehensive income (loss)	13.0	(26.9)	(0.9)	—	—	(14.8)
Net current period other comprehensive income (loss)	(7.8)	33.8	23.0	0.8	(63.9)	(14.1)
Balance, March 31, 2020	$(3.6)	$41.6	$48.1	$(32.0)	$(203.4)	$(149.3)
The following table summarizes the amounts reclassified from accumulated other comprehensive income (loss):

(In millions)	Income Statement Location	Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)
		For the Three Months Ended March 31,
		2021	2020
Gains (losses) on securities available for sale	Other income (expense)	$(0.5)	$(16.4)
	Income tax benefit (expense)	0.1	3.4

Gains (losses) on cash flow hedges	Revenue	(23.1)	27.0
	Operating expense	(0.4)	(0.1)
	Other income (expense)	0.2	0.1
	Income tax benefit (expense)	2.3	(0.1)

Gains (losses) on net investment hedge	Other income (expense)	—	0.9

Total reclassifications, net of tax		$(21.4)	$14.8
12.    Earnings per Share
Basic and diluted earnings per share are calculated as follows:

	For the Three Months Ended March 31,
(In millions)	2021	2020
Numerator:
Net income attributable to Biogen Inc.	$410.2	$1,399.1
Denominator:
Weighted average number of common shares outstanding	151.9	172.8
Effect of dilutive securities:
Time-vested restricted stock units	0.2	0.1
Market stock units	0.1	0.1
Performance stock units settled in stock	0.1	0.1
Dilutive potential common shares	0.4	0.3
Shares used in calculating diluted earnings per share	152.3	173.1
Amounts excluded from the calculation of net income per diluted share because their effects were anti-dilutive were insignificant.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
13.    Share-based Payments
Share-based Compensation Expense
The following table summarizes share-based compensation expense included in our condensed consolidated statements of income:

	For the Three Months Ended March 31,
(In millions)	2021	2020
Research and development	$33.6	$33.3
Selling, general and administrative	44.9	43.1
Subtotal	78.5	76.4
Capitalized share-based compensation costs	(2.6)	(1.5)
Share-based compensation expense included in total cost and expense	75.9	74.9
Income tax effect	(14.0)	(13.3)
Share-based compensation expense included in net income attributable to Biogen Inc.	$61.9	$61.6
The following table summarizes share-based compensation expense associated with each of our share-based compensation programs:

	For the Three Months Ended March 31,
(In millions)	2021	2020
Market stock units	$16.5	$19.1
Time-vested restricted stock units	42.8	37.5
Cash settled performance units	—	(1.6)
Performance units	—	(0.1)
Performance stock units settled in stock	6.3	10.3
Performance stock units settled in cash	6.0	8.9
Employee stock purchase plan	6.9	2.3
Subtotal	78.5	76.4
Capitalized share-based compensation costs	(2.6)	(1.5)
Share-based compensation expense included in total cost and expense	$75.9	$74.9
We estimate the fair value of our obligations associated with our performance stock units settled in cash at the end of each reporting period through expected settlement. Cumulative adjustments to these obligations are recognized each quarter to reflect changes in the stock price and estimated outcome of the performance-related conditions.
14.    Income Taxes
TECFIDERA
In June 2020 and September 2020 judgments were entered in favor of the defendants in the patent infringement proceedings relating to TECFIDERA Orange-Book listed patents pursuant to the Drug Price Competition and Patent Term Restoration Act of 1984, commonly known as the Hatch-Waxman Act, in West Virginia and Delaware. We have appealed the judgments in both actions. For additional information, please read Note 18, Litigation, to these condensed consolidated financial statements.
Multiple TECFIDERA generic entrants are now in the U.S. market and have deeply discounted prices compared to TECFIDERA. The generic competition for TECFIDERA has significantly reduced our TECFIDERA revenue and is expected to have a substantial negative impact on our TECFIDERA revenue for as long as there is generic competition.
As of December 31, 2020, we assessed the realizability of our deferred tax assets that are dependent on future expected sales of TECFIDERA in the U.S. and reduced the value of certain deferred tax assets by

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
approximately $1.7 billion and reduced the value of deferred tax liabilities associated with global intangible low-taxed income (GILTI) and tax credits by approximately $1.6 billion. We continue to assess the realizability of these deferred tax assets and have not recorded a change to these deferred assets for the three months ended March 31, 2021.
Tax Rate
A reconciliation between the U.S. federal statutory tax rate and our effective tax rate is summarized as follows:

	For the Three Months Ended March 31,
	2021	2020
Statutory rate	21.0%	21.0%
State taxes	0.8	0.6
Taxes on foreign earnings	(10.9)	(4.1)
Tax credits	(3.7)	(1.0)
Purchased intangible assets	0.8	0.2
GILTI	0.9	0.6
Other	0.6	(0.1)
Effective tax rate	9.5%	17.2%
Changes in Tax Rate
For the three months ended March 31, 2021, compared to the same period in 2020, the decrease in our effective tax rate was primarily due to the change in the territorial mix of our profitability, which included the effect of generic competition for TECFIDERA in the U.S. market, and the non-cash tax effects of changes in the value of our equity investments, where we recorded a reduction of value in the first quarter of 2021. The tax effects of this change in value of our equity investments were recorded discretely, since changes in value of equity investments cannot be forecasted.
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

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
15.    Other Consolidated Financial Statement Detail
Other Income (Expense), Net
Components of other income (expense), net, are summarized as follows:

	For the Three Months Ended March 31,
(In millions)	2021	2020
Interest income	$2.9	$24.4
Interest expense	(64.7)	(44.3)
Gain (loss) on investments, net	(436.6)	(77.3)
Foreign exchange gains (losses), net	(8.6)	(18.9)
Other, net	0.1	(4.4)
Total other income (expense), net	$(506.9)	$(120.5)
Gain (loss) on investments, net, as reflected in the table above, relate to debt securities, equity securities of certain biotechnology companies, venture capital funds where the underlying investments are in equity securities of certain biotechnology companies and non-marketable equity securities.
For the three months ended March 31, 2021, net unrealized losses and realized gains on our holdings in equity securities were approximately $442.3 million and $6.2 million, respectively, compared to net unrealized and realized losses of $60.9 million and zero, respectively, in the prior year comparative period. The net unrealized losses recognized during the three months ended March 31, 2021, primarily reflect a decrease in the fair value of Ionis, Sangamo, Denali and Sage common stock of approximately $442.0 million.
The following table summarizes our gain (loss) on investments, net that relates to our equity securities held as of March 31, 2021 and 2020:

	For the Three Months Ended March 31,
(In millions)	2021	2020
Net gains (losses) recognized during the period on equity securities	$(436.1)	$(60.9)
Less: Net gains (losses) recognized during the period on equity securities sold during the period	6.2	—
Unrealized gains (losses) recognized during the period on equity securities	$(442.3)	$(60.9)
Accrued Expense and Other
Accrued expense and other consists of the following:

(In millions)	As of March 31, 2021	As of December 31, 2020
Revenue-related reserves for discounts and allowances	$993.0	$1,080.6
Collaboration expense	390.7	389.9
Royalties and licensing fees	212.5	218.5
Employee compensation and benefits	207.4	333.8
Derivative liabilities	88.6	181.5
Current portion of contingent consideration obligations	—	149.6
Other	700.1	791.4
Total accrued expense and other	$2,592.3	$3,145.3
Other Long-term Liabilities
Other long-term liabilities were $1,411.8 million and $1,329.6 million as of March 31, 2021 and December 31, 2020, respectively, and included accrued income taxes totaling $725.2 million and $709.9 million, respectively.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
16.    Collaborative and Other Relationships
Eisai Co., Ltd.
BAN2401 Collaboration
We have a collaboration agreement with Eisai Co., Ltd. (Eisai) to jointly develop and commercialize BAN2401 (lecanemab), a monoclonal antibody that targets amyloid beta aggregates, and elenbecestat, the oral BACE (base amyloid cleaving enzyme) inhibitor, two Eisai product candidates for the potential treatment of Alzheimer's disease (the BAN2401 Collaboration). In September 2019 we and Eisai discontinued the global Phase 3 studies of elenbecestat in early Alzheimer's disease.
Eisai serves as the global operational and regulatory lead for BAN2401 and all costs, including research, development, sales and marketing expense, are shared equally between us and Eisai. If BAN2401 receives marketing approval, we and Eisai will co-promote BAN2401 and share profits equally. In addition, the BAN2401 Collaboration provides both parties with certain rights and obligations in the event of a change in control of either party.
The BAN2401 Collaboration also provided Eisai with an option to jointly develop and commercialize aducanumab, an anti-amyloid beta antibody candidate for the potential treatment of Alzheimer's disease (Aducanumab Option), and an option to jointly develop and commercialize one of our anti-tau monoclonal antibodies (Anti-Tau Option). In October 2017 Eisai exercised its Aducanumab Option and we entered into a new collaboration agreement for the joint development and commercialization of aducanumab (the Aducanumab Collaboration Agreement).
Eisai may exercise the Anti-Tau Option after completion of the Phase 1 clinical trial of such anti-tau monoclonal antibody. If Eisai exercises its Anti-Tau Option, we will receive an upfront payment from Eisai and will be entitled to additional development and commercial milestone payments. Eisai has not yet exercised its Anti-Tau Option.
A summary of development and sales and marketing expense related to the BAN2401 Collaboration is as follows:

	For the Three Months Ended March 31,
(In millions)	2021	2020
Total development expense incurred by the collaboration related to the advancement of BAN2401 and elenbecestat	$55.5	$43.5
Biogen's share of BAN2401 and elenbecestat development expense reflected in research and development expense in our condensed consolidated statements of income	27.7	21.8
Total sales and marketing expense incurred by the BAN2401 collaboration	5.7	4.9
Biogen's share of BAN2401 and elenbecestat sales and marketing expense reflected in selling, general and administrative expense in our condensed consolidated statements of income	2.9	2.4
For additional information on our BAN2401 Collaboration, please read Note 18, Collaborative and Other Relationships, to our consolidated financial statements included in our 2020 Form 10-K.
Aducanumab Collaboration Agreement
Under the Aducanumab Collaboration Agreement, we lead the ongoing development of aducanumab and, if approved, we and Eisai will co-promote aducanumab with a region-based profit split. Beginning January 1, 2019, Eisai is reimbursing us for 45.0% of development costs incurred by the collaboration for the advancement of aducanumab (aducanumab development expense).
In March 2019, based on a pre-specified futility analysis, we discontinued the global Phase 3 trials, EMERGE and ENGAGE, designed to evaluate the efficacy and safety of aducanumab in patients with early Alzheimer's disease. A new analysis of a larger dataset from these trials, conducted in scientific collaboration with the FDA, showed that the Phase 3 EMERGE trial met its pre-specified primary and secondary endpoints. In the first quarter of 2019, as a result of the decision to discontinue the Phase 3 EMERGE and ENGAGE trials following the futility analysis, we accrued and subsequently paid approximately $45.0 million related to the termination of various clinical trials and research and development contracts net of the expected 45.0% Eisai reimbursement of development costs incurred under the Aducanumab Collaboration Agreement.

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
Sales and marketing expense are shared in proportion to the same region-based profit split that will be utilized to co-promote aducanumab. A summary of development and sales and marketing expense related to the Aducanumab Collaboration Agreement is as follows:

	For the Three Months Ended March 31,
(In millions)	2021	2020
Total aducanumab development expense	$47.0	$19.1
Biogen's share of aducanumab development expense reflected in research and development expense in our condensed consolidated statements of income	25.8	10.5
Total aducanumab sales and marketing expense incurred by the Aducanumab Collaboration Agreement	111.8	22.7
Biogen's share of aducanumab sales and marketing expense reflected in selling, general and administrative expense in our condensed consolidated statements of income	60.3	12.3
For additional information on the Aducanumab Collaboration Agreement, please read Note 18, Collaborative and Other Relationships, to our consolidated financial statements included in our 2020 Form 10-K.
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
All costs incurred for agreed indications, including research, development, sales and marketing expense, are shared equally between us and UCB. Upon marketing approval, we and UCB will co-promote dapirolizumab pegol and share profits equally. A summary of development expense related to the UCB collaboration agreement is as follows:

	For the Three Months Ended March 31,
(In millions)	2021	2020
Total UCB collaboration development expense	$16.9	$19.0
Biogen's share of UCB development expense reflected in research and development expense in our condensed consolidated statements of income	8.4	9.5
Sage Therapeutics, Inc.
In November 2020 we entered into a collaboration and license agreement with Sage to jointly develop and commercialize BIIB125 (zuranolone) for the potential treatment of major depressive disorder and postpartum depression and BIIB124 (SAGE-324) for the potential treatment of essential tremor with potential in other neurological conditions such as epilepsy.
In connection with the closing of this transaction in December 2020 we purchased $650.0 million of Sage common stock, or approximately 6.2 million shares at approximately $104.14 per share, which are subject to transfer restrictions. We recorded an asset in investments and other assets in our condensed consolidated balance sheets to reflect the initial fair value of the Sage common stock acquired and a charge of approximately $209.0 million to research and development expense in our condensed consolidated statements of income to reflect the premium paid for the Sage common stock. We also made an upfront payment of $875.0 million that was recorded as research and development expense.
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
A summary of development and sales and marketing expense related to this collaboration is as follows:

For the Three Months Ended March 31,
(In millions)	2021
Total Sage collaboration development expense	$39.8
Biogen's share of Sage development expense reflected in research and development expense in our condensed consolidated statements of income	19.9
Total Sage sales and marketing expense incurred by the collaboration	5.3
Biogen's share of Sage sales and marketing expense reflected in selling, general and administrative expense in our condensed consolidated statements of income	2.7
Denali Therapeutics Inc.
In August 2020 we entered into a collaboration and license agreement with Denali to co-develop and co-commercialize Denali's small molecule inhibitors of leucine-rich repeat kinase 2 (LRRK2) for Parkinson's disease. In addition to the LRRK2 program, we also have an exclusive option to license two preclinical programs from Denali’s Transport Vehicle platform, including its Antibody Transport Vehicle (ATV): ATV enabled anti-amyloid beta program and a second program utilizing its Transport Vehicle technology. Further, we have the right of first negotiation on two additional Transport Vehicle-enabled therapeutics, should Denali decide to seek a collaboration for such programs.
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
We may also pay Denali development and commercial milestone payments that could total up to approximately $1.1 billion if the milestones related to LRRK2 are achieved. Under this collaboration, both companies share responsibility and costs for global development based on specified percentages and we are responsible for commercialization and will pay Denali potential tiered royalties.
Sangamo Therapeutics, Inc.
In February 2020 we entered into a collaboration and license agreement with Sangamo to develop and commercialize ST-501 for tauopathies, including Alzheimer's disease; ST-502 for synucleinopathies, including Parkinson’s disease; a third neuromuscular disease target; and up to nine additional neurological disease targets to be identified and selected within a five-year period. The companies are leveraging Sangamo’s proprietary zinc finger protein technology delivered via adeno-associated virus with the aim to modulate the expression of key genes involved in neurological diseases.
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
We may also pay Sangamo research, development, regulatory and commercial milestone payments that could total up to approximately $2.4 billion if we select all of the targets allowed under this agreement and all the specified milestones set forth in this agreement are achieved. Of this amount, up to $80.0 million relates to the selection of targets, $1.9 billion relates to the achievement of specified research, clinical development, regulatory and first commercial sale milestones and $380.0 million relates to the achievement of specified sales-based milestones if annual worldwide net sales of licensed products reach specified levels. In addition, we may pay Sangamo tiered royalties on potential net commercial sales of any products developed under this collaboration in the high single digit to double digit sub-teen percentages.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
Samsung Bioepis Co., Ltd.
Joint Venture Agreement
In February 2012 we entered into a joint venture agreement with Samsung BioLogics establishing an entity, Samsung Bioepis, to develop, manufacture and market biosimilar products. In June 2018 we exercised our option under our joint venture agreement to increase our ownership percentage in Samsung Bioepis from approximately 5.0% to approximately 49.9%. The share purchase transaction was completed in November 2018 and, upon closing, we paid 759.5 billion South Korean won ($676.6 million) to Samsung BioLogics. As of March 31, 2021, our ownership percentage remained at approximately 49.9%.
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
Certain officers and affiliates of our joint venture partner, Samsung BioLogics, are currently subject to an ongoing criminal proceedings that we continue to monitor. While these proceedings could impact the operations of Samsung Bioepis and its business, we have assessed the value of our investment in Samsung Bioepis and continue to believe that the fair value of the investment is in excess of its net book value.
For the three months ended March 31, 2021 and 2020, we recognized net losses on our investment of $18.2 million and $14.8 million, respectively, reflecting our share of Samsung Bioepis' operating results and amortization of basis differences, net of tax.
As of March 31, 2021 and December 31, 2020, the carrying value of our investment in Samsung Bioepis totaled 653.4 billion South Korean won ($576.3 million) and 673.8 billion South Korean won ($620.2 million), respectively, which is classified as a component of investments and other assets in our condensed consolidated balance sheets.
2019 Development and Commercialization Agreement
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
In connection with this transaction, we made an upfront payment of $100.0 million to Samsung Bioepis in January 2020, of which $63.0 million was recorded as research and development expense in 2019 and $37.0 million was recorded as an intangible asset in 2019. Additionally, during the third quarter of 2020, we paid Samsung Bioepis a $15.0 million development milestone, which was included in research and development expense in our condensed consolidated statements of income. We may pay Samsung Bioepis up to $195.0 million in additional development, regulatory and sales-based milestones.
We also acquired an option to extend the term of our 2013 commercial agreement for BENEPALI, IMRALDI and FLIXABI by an additional five years, subject to payment of an option exercise fee of $60.0 million, and obtained an option to acquire exclusive rights to commercialize these products in China.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
2013 Commercial Agreement
We reflect revenue on sales of BENEPALI, IMRALDI and FLIXABI to third parties in product revenue, net in our condensed consolidated statements of income and record the related cost of revenue and sales and marketing expense in our condensed consolidated statements of income to their respective line items when these costs are incurred.
We share 50.0% of the profit or loss related to our commercial agreement with Samsung Bioepis, which is recognized in collaboration profit (loss) sharing in our condensed consolidated statements of income. For the three months ended March 31, 2021, we recognized net profit-sharing expense of $68.5 million to reflect Samsung Bioepis' 50.0% sharing of the net collaboration profits, compared to $71.8 million in the prior year comparative period. As discussed above, we have an option to extend this agreement by an additional five years, subject to the payment of an option exercise fee of $60.0 million.
Other Services
Simultaneous with the formation of Samsung Bioepis, we also entered into a technical development services agreement, a manufacturing agreement and a license agreement with Samsung Bioepis. Revenue related to these services are reflected in revenue from collaborative and other relationships as a component of other revenue in our condensed consolidated statements of income.
Amounts payable to Samsung Bioepis related to the agreements discussed above were $188.4 million and $99.0 million as of March 31, 2021 and December 31, 2020, respectively.
For additional information on our collaboration arrangements with Samsung Bioepis and our other significant collaboration arrangements, please read Note 18, Collaborative and Other Relationships, to our consolidated financial statements included in our 2020 Form 10-K.
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
In October 2017 we amended the terms of the Neurimmune Agreement and made a $150.0 million payment to Neurimmune in exchange for a 15.0% reduction in the previously negotiated royalty rates payable on products developed under the Neurimmune Agreement, including royalties payable on potential commercial sales of aducanumab. In May 2018 we made an additional $50.0 million payment to Neurimmune to further reduce the previously negotiated royalty rates payable on products developed under the Neurimmune Agreement, including royalties payable on potential commercial sales of aducanumab, by an additional 5.0%. Our royalty rates payable on products developed under the Neurimmune Agreement, including royalty rates payable on potential commercial sales of aducanumab, now range from the high single digits to sub-teens. As we consolidate the results of Neurimmune, we treated these payments as distributions and recognized them as charges to noncontrolling interests in the fourth quarter of 2017 and the second quarter of 2018, as applicable.
Under the terms of the Neurimmune Agreement, we were required to pay Neurimmune a milestone payment of $75.0 million upon the regulatory filing with the FDA for the approval of aducanumab. During the second quarter of

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
2020, we paid Neurimmune $75.0 million upon the completed submission of the BLA for the approval of aducanumab to the FDA, which was recognized as a charge to noncontrolling interests. In addition, during the second quarter of 2020, we recognized net profit-sharing income of $33.8 million to reflect Eisai's 45.0% share of the $75.0 million milestone payment.
Additionally, if aducanumab receives regulatory approval in the jurisdictions where we have submitted filings, we may pay up to approximately $150.0 million in milestones to Neurimmune in 2021, which includes $100.0 million if launched in the U.S. and $50.0 million if launched in Japan. Milestones payable to Neurimmune are shared expenses under the Aducanumab Collaboration Agreement with Eisai.
Research and development costs for which we reimburse Neurimmune are reflected in research and development expense in our condensed consolidated statements of income. During the three months ended March 31, 2021 and 2020, amounts reimbursed were immaterial.
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
As of March 31, 2021 and December 31, 2020, the carrying value of our investments in certain biotechnology companies representing potential unconsolidated variable interest entities totaled $12.8 million. Our maximum exposure to loss related to these variable interest entities is limited to the carrying value of our investments.
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
For additional information on our investments in Neurimmune and other variable interest entities, please read Note 19, Investments in Variable Interest Entities, to our consolidated financial statements included in our 2020 Form 10-K.
18.    Litigation
We are currently involved in various claims and legal proceedings, including the matters described below. For information as to our accounting policies relating to claims and legal proceedings, including use of estimates and contingencies, please read Note 1, Summary of Significant Accounting Policies, to our consolidated financial statements included in our 2020 Form 10-K.
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
Loss Contingencies
Aducanumab Securities Litigation
We and certain current and former officers are named as defendants in an action filed by a shareholder on November 13, 2020, in the U.S. District Court for the Central District of California and transferred to the U.S. District Court for the District of Massachusetts in March 2021. The action alleges violations of federal securities laws under 15 U.S.C §78j(b) and §78t(a) and 17 C.F.R. §240.10b-5 and seeks a declaration of the action as a class action and an award of damages, interest and attorneys' fees. An estimate of the possible loss or range of loss cannot be made at this time. No trial date has been set. A second class action, filed by another shareholder on January 5, 2021, in the U.S. District Court for the District of Massachusetts, was dismissed in March 2021.
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
In October 2018 Fresenius Kabi commenced preliminary injunction proceedings against Biogen (Denmark) Manufacturing ApS and Biogen Denmark A/S in Denmark's Maritime and Commercial High Court alleging infringement of Danish Utility Models. The request for preliminary injunction was denied in June 2019 and the decision was affirmed on appeal in February 2021. In July 2020 the Danish Patent Board of Appeal revoked the Danish Utility Models that were the subject of Fresenius Kabi’s October 2018 request for a preliminary injunction and Fresenius Kabi has appealed those revocations to Denmark’s Maritime and Commercial High Court. No hearing has been scheduled in that appeal.
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
Samsung BioLogics Arbitration
In December 2020 we requested arbitration in the International Chamber of Commerce Court of International Arbitration against Samsung BioLogics seeking interpretation of certain provisions in the Joint Venture Agreement executed on December 6, 2011, as amended, by and between Biogen and Samsung BioLogics (the Joint Venture Agreement). Samsung BioLogics has asserted counterclaims, including breach of the Joint Venture Agreement, and seeks declaratory relief and unspecified damages. An estimate of the possible loss or range of loss cannot be made at this time. No hearing date has been set.
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
Hatch-Waxman Act Litigation relating to VUMERITY Orange-Book Listed Patents
In March 2021 Biogen and Alkermes Pharma Ireland Limited filed patent infringement proceedings relating to VUMERITY Orange-Book listed patents (U.S. Patent Nos. 8,699,281, 9,090,558 and 10,080,733) pursuant to the Hatch-Waxman Act in the Delaware Court against Teva Pharmaceuticals Development, Inc. A trial date has not yet been set.
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
TYSABRI Patent Revocation Matters
In November 2017 Bioeq GMBH, affiliated with the Polpharma Group, brought an action in the Polish Patent Office seeking to revoke Polish Patent No. 215263 (the Polish '263 Patent), which corresponds to our European Patent No. 1 485 127 (the E.U. '127 Patent) and covers administration of natalizumab (TYSABRI) to treat MS. The Polish '263 Patent expires in February 2023. The Polish Patent Office dismissed the action in February 2021. In August 2020 a related entity, Polpharma Biologics S.A., also brought an action seeking to revoke the Polish ‘263 Patent in the Polish Patent Office. The action was suspended by the Polish Patent Office in April 2021.
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
Annulment Proceedings in General Court of the European Union relating to TECFIDERA
Pharmaceutical Works Polpharma SA (Polpharma) and Mylan Ireland Ltd. (Mylan Ireland) have each filed applications in the General Court of the European Union (Polpharma in October 2018 and Mylan Ireland in November 2020) seeking to annul decisions of the European Medicines Agency (EMA) refusing to validate Polpharma’s and Mylan Ireland’s respective applications to market a generic version of TECFIDERA. The EMA’s refusals were on the grounds that TECFIDERA benefits from regulatory data protection. Biogen and the European Commission were granted leave to intervene in support of the EMA in the case brought by Polpharma and the court will announce its decision in that case on May 5, 2021. We intend to seek leave to intervene in support of the EMA in the case brought by Mylan Ireland. No hearing has been set in that matter.
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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements (condensed consolidated financial statements) and the accompanying notes beginning on page 5 of this quarterly report on Form 10-Q and our audited consolidated financial statements and the accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2020 (2020 Form 10-K).
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
Our marketed products include TECFIDERA, VUMERITY, AVONEX, PLEGRIDY, TYSABRI and FAMPYRA for the treatment of MS; SPINRAZA for the treatment of SMA; and FUMADERM for the treatment of severe plaque psoriasis. We have certain business and financial rights with respect to RITUXAN for the treatment of non-Hodgkin's lymphoma, chronic lymphocytic leukemia (CLL) and other conditions; RITUXAN HYCELA for the treatment of non-Hodgkin's lymphoma and CLL; GAZYVA for the treatment of CLL and follicular lymphoma; OCREVUS for the treatment of primary progressive MS and relapsing MS (RMS); and other potential anti-CD20 therapies pursuant to our collaboration arrangements with Genentech, Inc. (Genentech), a wholly-owned member of the Roche Group. For additional information on our collaboration arrangements with Genentech, please read Note 18, Collaborative and Other Relationships, to our consolidated financial statements included in our 2020 Form 10-K.
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
Our revenue depends upon continued sales of our products as well as the financial rights we have in our anti-CD20 therapeutic programs, and, unless we develop, acquire rights to and/or commercialize new products and technologies, we will be substantially dependent on sales from our products and our financial rights in our anti-CD20 therapeutic programs for many years.
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
Our products and revenue streams continue to face increasing competition in many markets from generic versions, prodrugs and biosimilars of existing products as well as products approved under abbreviated regulatory pathways. Such products are likely to be sold at substantially lower prices than branded products. Accordingly, the introduction of such products as well as other lower-priced competing products may significantly reduce both the price that we are able to charge for our products and the volume of products we sell, which will negatively impact our revenue. In addition, in some markets, when a generic or biosimilar version of one of our products is commercialized, it may be automatically substituted for our product and significantly reduce our revenue in a short period of time.
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
Our failure to obtain or maintain adequate coverage, pricing or reimbursement for our products could have an adverse effect on our business, reputation, revenue and results of operations, could curtail or eliminate our ability to adequately fund research and development programs for the discovery and commercialization of new products or could cause a decline or volatility in our stock price.
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
Multiple TECFIDERA generic entrants are now in the U.S. market and have deeply discounted prices compared to TECFIDERA. The generic competition for TECFIDERA has significantly reduced our TECFIDERA revenue and is expected to have a substantial negative impact on our TECFIDERA revenue for as long as there is generic competition. For additional information, please read the discussion under Results of Operations - Product Revenue - Multiple Sclerosis (MS) - Fumarate below.
Aducanumab (AB mAb)
In July 2020 we completed the submission of a Biologics License Application (BLA) for the approval of aducanumab, an anti-amyloid beta antibody candidate for the potential treatment of Alzheimer's disease that we are developing in collaboration with Eisai Co., Ltd. (Eisai), to the U.S. Food and Drug Administration (FDA). In August 2020 the FDA accepted the BLA and granted Priority Review with a Prescription Drug User Fee Act (PDUFA) action date on March 7, 2021. In November 2020 the FDA held a virtual meeting of the Peripheral and Central Nervous System Drugs Advisory Committee (the Advisory Committee) to review data supporting the BLA for aducanumab and to vote on questions presented at the meeting. A majority of the Advisory Committee members voted against each of the questions presented at the meeting.
In January 2021 the FDA extended the review period for the BLA for aducanumab by three months.

The updated PDUFA action date is June 7, 2021. As part of the ongoing review, we submitted a response to an information request by the FDA, including additional analyses and clinical data, which the FDA considered a Major Amendment to the application that will require additional time for review.
In October 2020 the European Medicines Agency (EMA) accepted for review the Marketing Authorization Application for aducanumab and in December 2020 the Ministry of Health, Labor and Welfare accepted for review the Japanese New Drug Application for aducanumab.
We have made, and will continue to make, commercial, medical and infrastructure investments in support of activities associated with the potential launch of aducanumab, including the adding of headcount and the manufacture of pre-launch inventory. If we do not receive regulatory approval or are unable to successfully commercialize aducanumab, our financial condition, business and operations may be adversely affected. If aducanumab is approved in the U.S., we expect an immediate launch with only modest revenue in 2021, ramping thereafter.
Business Update Regarding COVID-19
The COVID-19 pandemic continues to present a substantial public health and economic challenge around the world. The length of time and full extent to which the COVID-19 pandemic directly or indirectly impacts our business, results of operations and financial condition, including sales, expense, reserves and allowances, manufacturing, clinical trials, research and development costs and employee-related amounts, depends on future developments that are highly uncertain, subject to change and are difficult to predict, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain or treat COVID-19 as well as the economic impact on local, regional, national and international customers and markets.
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
While we are currently continuing the clinical trials we have underway in sites across the globe, COVID-19 precautions have impacted the timeline for some of our clinical trials and these precautions may, directly or indirectly, have a further impact on timing in the future. For example, our Phase 3 study of BIIB093 (glibenclamide IV) for large hemispheric infarction (LHI), a severe form of ischemic stroke, has been delayed as this study involves administration of BIIB093 in an acute hospital setting. To help mitigate the impact of the COVID-19 pandemic to our clinical trials, we are pursuing innovative approaches such as remote monitoring, remote patient visits and supporting home infusions. These alternative measures have resulted in an immaterial increase to the cost of the clinical trials underway.
For additional information on the various risks posed by the COVID-19 pandemic, please read Item 3. Quantitative and Qualitative Disclosures About Market Risk and Item 1A. Risk Factors included in this report.

Financial Highlights
Diluted earnings per share attributable to Biogen Inc. was $2.69 for the three months ended March 31, 2021, representing a decrease of 66.7% compared to $8.08 in the same period in 2020.
As described below under Results of Operations, our net income and diluted earnings per share attributable to Biogen Inc. for the three months ended March 31, 2021, compared to the three months ended March 31, 2020, reflects the following:
Revenue
•Total revenue was $2,694.0 million for the first quarter of 2021, representing an $840.3 million, or 23.8%, decrease compared to $3,534.3 million in the same period in 2020.
•Product revenue, net totaled $2,211.7 million for the first quarter of 2021, representing a $692.9 million, or 23.9%, decrease compared to $2,904.6 million in the same period in 2020. This decrease was primarily due to a $634.2 million, or 30.0%, decrease in MS product revenue and a $44.5 million, or 7.9%, decrease in SPINRAZA product revenue.
◦The decrease in MS product revenue was primarily due to a decrease in U.S. TECFIDERA demand as well as higher discounts and allowances as a result of multiple TECFIDERA generic entrants in the U.S. market.
◦We believe that, due to the COVID-19 pandemic, there was an acceleration in sales in the first quarter of 2020, primarily in the European Union (E.U.), that increased product revenue by approximately $100.0 million.
•Revenue from anti-CD20 therapeutic programs totaled $389.0 million for the first quarter of 2021, representing a $131.4 million, or 25.2%, decrease compared to $520.4 million in the same period in 2020. This decrease was primarily due to a $183.6 million, or 53.6%, decrease in RITUXAN revenue, partially offset by a $47.1 million, or 29.0%, increase in royalty revenue on sales of OCREVUS. We believe that sales of RITUXAN have been adversely affected by the onset of biosimilars competition.
•Other revenue totaled $93.3 million for the first quarter of 2021, representing a 14.6% decrease from $109.3 million in the same period in 2020.
Expense
•Total cost and expense was $1,720.1 million for the first quarter of 2021, representing a $5.7 million increase compared to $1,714.4 million in the same period in 2020.
As described below under Financial Condition, Liquidity and Capital Resources:
•We generated $769.0 million of net cash flows from operations for the first quarter of 2021.
•Cash, cash equivalents and marketable securities totaled approximately $3,359.4 million as of March 31, 2021.
•We repurchased and retired approximately 2.2 million shares of our common stock at a cost of approximately $600.0 million during the first quarter of 2021 under a program authorized by our Board of Directors in October 2020 to repurchase up to $5.0 billion of our common stock (2020 Share Repurchase Program). Approximately $4.0 billion remained available under our 2020 Share Repurchase Program as of March 31, 2021.
Other Key Developments
Exchange Offer
In February 2021 we completed a private offer to exchange (Exchange Offer) our tendered 5.200% Senior Notes due September 15, 2045 (2045 Senior Notes) for a new series of 3.250% Senior Notes due February 15, 2051 (2051 Senior Notes) and cash, and an offer to purchase our tendered 2045 Senior Notes for cash. For additional information on our Exchange Offer, please read Note 10, Indebtedness, to our condensed consolidated financial statements included in this report.
North Carolina Gene Therapy Manufacturing Facility
In March 2021 we announced our plans to build a new gene therapy manufacturing facility in Research Triangle Park, North Carolina to support our growing gene therapy pipeline across multiple therapeutic areas. The new facility will be 175,000 square feet and is expected to be operational by 2023, with an estimated total investment of approximately $200.0 million.

Results of Operations
Revenue
Revenue is summarized as follows:

	For the Three Months Ended March 31,
(In millions, except percentages)	2021		2020		$ Change	% Change
Product revenue, net:
United States	$899.8	33.4%	$1,583.2	44.8%	$(683.4)	(43.2)%
Rest of world	1,311.9	48.7	1,321.4	37.4	(9.5)	(0.7)
Total product revenue, net	2,211.7	82.1	2,904.6	82.2	(692.9)	(23.9)
Revenue from anti-CD20 therapeutic programs	389.0	14.4	520.4	14.7	(131.4)	(25.2)
Other revenue	93.3	3.5	109.3	3.1	(16.0)	(14.6)
Total revenue	$2,694.0	100.0%	$3,534.3	100.0%	$(840.3)	(23.8)%

Product Revenue
Product revenue is summarized as follows:

	For the Three Months Ended March 31,
(In millions, except percentages)	2021		2020		$ Change	% Change
Multiple Sclerosis:
Fumarate*	$552.9	25.0%	$1,100.8	37.9%	$(547.9)	(49.8)%
Interferon**	400.5	18.1	466.0	16.0	(65.5)	(14.1)
TYSABRI	503.3	22.8	522.4	18.0	(19.1)	(3.7)
FAMPYRA	26.6	1.2	28.3	1.0	(1.7)	(6.0)
Subtotal: MS product revenue	1,483.3	67.1	2,117.5	72.9	(634.2)	(30.0)

Spinal Muscular Atrophy:
SPINRAZA	520.5	23.5	565.0	19.5	(44.5)	(7.9)

Biosimilars:
BENEPALI	121.7	5.5	133.5	4.6	(11.8)	(8.8)
IMRALDI	57.9	2.6	61.6	2.1	(3.7)	(6.0)
FLIXABI	25.5	1.2	23.7	0.8	1.8	7.6
Subtotal: Biosimilar product revenue	205.1	9.3	218.8	7.5	(13.7)	(6.3)

Other:
FUMADERM	2.8	0.1	3.3	0.1	(0.5)	(15.2)

Total product revenue, net	$2,211.7	100.0%	$2,904.6	100.0%	$(692.9)	(23.9)%

*Fumarate includes TECFIDERA and VUMERITY. VUMERITY became commercially available in the U.S. in November 2019.
**Interferon includes AVONEX and PLEGRIDY.

Multiple Sclerosis (MS)
Fumarate
Fumarate revenue includes sales from TECFIDERA and VUMERITY. In October 2019 the FDA approved VUMERITY for the treatment of RMS and VUMERITY became commercially available in the U.S. in November 2019.
For the three months ended March 31, 2021, compared to the same period in 2020, the decrease of 69.6% in U.S. Fumarate revenue was primarily due to a decrease in TECFIDERA demand as well as higher discounts and allowances as a result of multiple TECFIDERA generic entrants in the U.S. market. Additionally, revenue in the first quarter of 2020 reflected higher volume associated with additional shipping days. The decrease was partially offset by an increase in VUMERITY sales volume.
For the three months ended March 31, 2021, compared to the same period in 2020, the decrease in rest of world Fumarate revenue was primarily due to a decrease in sales volume of 2.0% and unfavorable impact of foreign currency exchange, partially offset by price increases. We believe that, due to the COVID-19 pandemic, there was an acceleration in sales during the first quarter of 2020 that increased rest of world Fumarate revenue by approximately $28.0 million.
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
Multiple TECFIDERA generic entrants are now in the U.S. market and have deeply discounted prices compared to TECFIDERA. The generic competition for TECFIDERA has significantly reduced our TECFIDERA revenue and is expected to have a substantial negative impact on our TECFIDERA revenue for as long as there is generic competition.
We anticipate an increase in TECFIDERA sales volume in rest of world in 2021, compared to 2020, notwithstanding the increasing competition from additional treatments for MS and potential disruptions due, directly or indirectly, to the COVID-19 pandemic.
We expect an increase in VUMERITY sales volume in the U.S., mostly driven by the continued launch of VUMERITY.
Interferon
For the three months ended March 31, 2021, compared to the same period in 2020, the decrease of 17.4% in U.S. Interferon revenue was primarily due to a decrease in Interferon sales volumes of 17.5%. The net decline in sales volume reflects the continued decline of the Interferon market as patients transition to other higher efficacy and oral MS therapies, which negatively impacted comparative revenue by approximately $50.0 million. Additionally, revenue in the first quarter of 2020 reflected higher volume associated with shipping days.
For the three months ended March 31, 2021, compared to the same period in 2020, the decrease of 8.5% in rest of world Interferon revenue was primarily due to a decrease in Interferon sales volumes of 8.8%.
We believe that, due to the COVID-19 pandemic, there was an acceleration in sales during the first quarter of 2020 that increased worldwide Interferon revenue by approximately $25.0 million, primarily in the E.U.

We expect that Interferon revenue will continue to decline in both the U.S. and rest of world markets in 2021, compared to 2020, as a result of increasing competition from our other MS products as well as other treatments for MS, including biosimilars, and pricing reductions in certain European markets.
TYSABRI
For the three months ended March 31, 2021, compared to the same period in 2020, the decrease of 1.6% in U.S. TYSABRI revenue was due to unfavorable volume impacts, primarily resulting from additional shipping days in the first quarter of 2020, partially offset by price increases.
For the three months ended March 31, 2021, compared to the same period in 2020, the decrease of 6.0% in rest of world TYSABRI revenue was primarily due to a decrease in pricing of approximately $30.5 million. Revenue in the first quarter of 2020 included a $20.0 million change in estimate related to pharmaceutical taxes. The decrease was partially offset by a favorable volume impact of approximately $13.7 million.
We anticipate TYSABRI sales volume to modestly increase on a global basis in 2021, compared to 2020, despite increasing competition from additional treatments for MS, including OCREVUS. We expect to continue to face price reductions in certain European markets.
Spinal Muscular Atrophy
SPINRAZA
For the three months ended March 31, 2021, compared to the same period in 2020, the decrease of 36.8% in U.S. SPINRAZA revenue was due to a decrease in sales volumes of 36.8% resulting from increased competition as well as lower loading and maintenance doses due, directly or indirectly, to the COVID-19 pandemic.
For the three months ended March 31, 2021, compared to the same period in 2020, the increase of 12.8% in rest of world SPINRAZA revenue was primarily due to an increase in sales volumes of 17.3%, due in part by additional shipments in developing markets. The increase was partially offset by a decrease in pricing of 7.8%.
In 2021 we expect that SPINRAZA revenue will be subject to increased competition resulting in higher discontinuations and a lower rate of new patient starts combined with the impact of loading dose dynamics as patients transition to dosing once every four months and lower prices in certain rest of world countries.
We face competition from a gene therapy product and an oral product. We expect that we will experience competition from both products in additional jurisdictions in the future. Additionally, we are aware of other products now in development that, if launched, may also compete with SPINRAZA. Future sales of SPINRAZA may be adversely affected by the commercialization of competing products.
For information on our collaboration arrangements with Ionis Pharmaceuticals, Inc. (Ionis), please read Note 18, Collaborative and Other Relationships, to our consolidated financial statements included in our 2020 Form 10-K.

Biosimilars
BENEPALI, IMRALDI and FLIXABI
For the three months ended March 31, 2021, compared to the same period in 2020, the decrease of 6.3% in biosimilar revenue was primarily due to the unfavorable impact of lower volumes and price decreases, partially offset by favorable foreign currency impact. We believe that, due to the COVID-19 pandemic, there was an acceleration in sales during the first quarter of 2020 that increased biosimilar revenue by approximately $15.0 million.
In 2021 we expect modest to moderate revenue growth for our biosimilars business depending on the impact of the COVID-19 pandemic. We expect to continue to face price reductions in certain European countries.
For additional information on our collaboration arrangements with Samsung Bioepis, please read Note 16, Collaborative and Other Relationships, to our condensed consolidated financial statements included in this report.
Revenue from Anti-CD20 Therapeutic Programs
Genentech (Roche Group)
Our share of RITUXAN, including RITUXAN HYCELA, and GAZYVA collaboration operating profits in the U.S. and other revenue from anti-CD20 therapeutic programs are summarized in the table below. For purposes of this discussion, we refer to RITUXAN and RITUXAN HYCELA collectively as RITUXAN.
Biogen’s Share of Pre-tax Profits in the U.S. for RITUXAN and GAZYVA
The following table provides a summary of amounts comprising our share of pre-tax profits in the U.S. for RITUXAN and GAZYVA:

	For the Three Months Ended March 31,
(In millions)	2021	2020
Product revenue, net	$551.4	$1,078.2
Cost and expense	74.2	147.5
Pre-tax profits in the U.S.	477.2	930.7
Biogen's share of pre-tax profits	$174.1	$341.3
For the three months ended March 31, 2021, compared to the same period in 2020, the decrease in U.S. product revenue, net was primarily due to a decrease in sales volumes of RITUXAN in the U.S. of 47.8%, primarily due to the onset of competition from multiple biosimilar products.
For the three months ended March 31, 2021, compared to the same period in 2020, product revenue, net also reflected an increase in GAZYVA sales volume of 0.7%.

For the three months ended March 31, 2021, compared to the same period in 2020, the decrease in collaboration costs and expense was primarily due to lower cost of sales on RITUXAN.
We are aware of several other anti-CD20 molecules, including biosimilar products, that have recently been approved and are expected to compete with RITUXAN and GAZYVA in the oncology and other markets. In November 2019, January 2020 and January 2021 biosimilar products referencing RITUXAN were launched in the U.S. and are being offered at lower prices. This competition has had a significant adverse impact on the pre-tax profits of our collaboration arrangements with Genentech, as the sales of RITUXAN have decreased substantially compared to prior periods. We expect that biosimilar competition will continue to increase as these products capture additional market share and that this will have a significant adverse impact on our co-promotion profits in the U.S. in future years.
Other Revenue from Anti-CD20 Therapeutic Programs
Other revenue from anti-CD20 therapeutic programs consist of royalty revenue on sales of OCREVUS and our share of pre-tax co-promotion profits from RITUXAN in Canada.
For the three months ended March 31, 2021, compared to the same period in 2020, the increase in other revenue from anti-CD20 therapeutic programs was primarily due to sales growth of OCREVUS. Royalty revenue recognized on sales of OCREVUS for the three months ended March 31, 2021, totaled $209.3 million compared to $162.2 million in the prior year comparative period.
OCREVUS royalty revenue is based on our estimates from third party and market research data of OCREVUS sales occurring during the corresponding period. Differences between actual and estimated royalty revenue will be adjusted for in the period in which they become known, which is generally expected to be the following quarter.
For additional information on our collaboration arrangements with Genentech, including information regarding the pre-tax profit-sharing formula and its impact on future revenue from anti-CD20 therapeutic programs, please read Note 18, Collaborative and Other Relationships, to our consolidated financial statements included in our 2020 Form 10-K.
Other Revenue
Other revenue is summarized as follows:

	For the Three Months Ended March 31,
(In millions, except percentages)	2021		2020		% Change	$ Change
Revenue from collaborative and other relationships	$3.9	4.2%	$3.9	3.6%	—%	$—
Other royalty and corporate revenue	89.4	95.8	105.4	96.4	(15.2)	(16.0)
Total other revenue	$93.3	100.0%	$109.3	100.0%	(14.6)%	$(16.0)
Revenue from Collaborative and Other Relationships
Revenue from collaborative and other relationships primarily includes royalty revenue on biosimilar products from Samsung Bioepis.
For additional information on our collaborative arrangements with Samsung Bioepis, please read Note 16, Collaborative and Other Relationships, to our condensed consolidated financial statements included in this report.

Other Royalty and Corporate Revenue

For the Three Months Ended
March 31, 2021 and 2020
(In millions)
$89.4
$83.2
$6.2
$105.4
$94.0
$11.4
Q1 '21
Q1 '20
Royalty
Other corporate

We receive royalties from net sales on products related to patents that we have out-licensed and we record other corporate revenue primarily from amounts earned under contract manufacturing agreements.
For the three months ended March 31, 2021, compared to the same period in 2020, the decrease in other royalty and corporate revenue was primarily due to a decrease in royalty revenue and lower contract manufacturing revenue.
Reserves for Discounts and Allowances
Revenue from product sales is recorded net of reserves established for applicable discounts and allowances, including those associated with the implementation of pricing actions in certain international markets where we operate.
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
Reserves for discounts, contractual adjustments and returns that reduced gross product revenue are summarized as follows:

For the Three Months Ended
March 31, 2021 and 2020
(In millions)
$934.3
$4.8
$743.5
$186.0
$1,016.4
$4.2
$812.0
$200.2
Q1 '21
Q1 '20
Discounts
Contractual adjustments
Returns

For the three months ended March 31, 2021, reserves for discounts and allowances as a percentage of gross product revenue was 29.0% compared to 25.7% in the prior year comparative period.
Discounts
Discounts include trade term discounts and wholesaler incentives.
For the three months ended March 31, 2021, compared to the same period in 2020, the decrease in discounts was primarily driven by a decrease in gross sales.
Contractual Adjustments
Contractual adjustments primarily relate to Medicaid and managed care rebates, pharmacy rebates, co-payment (copay) assistance, Veterans Administration, Public Health Service discounts, specialty pharmacy program fees and other government rebates or applicable allowances.
For the three months ended March 31, 2021, compared to the same period in 2020, the decrease in contractual adjustments was primarily due to lower Medicaid and managed care rebates, partially offset by pharmacy rebates.

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
For the three months ended March 31, 2021, compared to the same period in 2020, return reserves were relatively consistent.
For additional information on our revenue reserves, please read Note 3, Revenue, to our condensed consolidated financial statements included in this report.
Cost and Expense
A summary of total cost and expense is as follows:

	For the Three Months Ended March 31,
(In millions, except percentages)	2021	2020	% Change	$ Change
Cost of sales, excluding amortization and impairment of acquired intangible assets	$478.1	$454.3	5.2%	$23.8
Research and development	514.2	476.3	8.0	37.9
Selling, general and administrative	595.0	570.1	4.4	24.9
Amortization and impairment of acquired intangible assets	98.1	71.5	37.2	26.6
Collaboration profit (loss) sharing	68.5	71.8	(4.6)	(3.3)
(Gain) loss on fair value remeasurement of contingent consideration	(33.8)	(4.6)	nm	(29.2)
Acquired in-process research and development	—	75.0	nm	(75.0)
Total cost and expense	$1,720.1	$1,714.4	0.3%	$5.7

nm Not meaningful
Cost of Sales, Excluding Amortization and Impairment of Acquired Intangible Assets
Product Cost of Sales
For the three months ended March 31, 2021, compared to the same period in 2020, the increase in product cost of sales was primarily due to higher cost of sales associated with contract manufacturing agreements.
Royalty Cost of Sales
For the three months ended March 31, 2021, compared to the same period in 2020, royalty cost of sales remained flat.
Research and Development

We support our drug discovery and development efforts through the commitment of significant resources to discovery, research and development programs and business development opportunities.
A significant amount of our research and development costs consists of indirect costs incurred in support of overall research and development activities and non-specific programs, including activities that benefit multiple programs, such as management costs, as well as depreciation, information technology and facility-based expenses. These costs are considered other research and development costs in the table above and are not allocated to a specific program or stage.
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
For the three months ended March 31, 2021, compared to the same period in 2020, the increase in research and development expense was primarily due to an increase in spending related to the EMBARK redosing study for aducanumab, the development of BIIB125 (zuranolone) for the potential treatment of major depressive disorder (MDD) and postpartum depression (PPD), which we are developing in collaboration with Sage Therapeutics, Inc. (Sage), and BIIB124 (SAGE-324) for the potential treatment of essential tremor, which we are developing in collaboration with Sage.
As of March 31, 2021 and December 31, 2020, we capitalized approximately $124.7 million and $93.8 million, respectively, of pre-launch inventory for aducanumab. If aducanumab does not receive regulatory approval in the U.S., we would expense this inventory as research and development expense and, under the terms of the collaboration agreement with Eisai to jointly develop and commercialize aducanumab (the Aducanumab Collaboration Agreement), Eisai would reimburse us for 45.0% of the costs.
Early Stage Programs
For the three months ended March 31, 2021, compared to the same period in 2020, the increase in spending related to our early stage programs was primarily due to an increase in costs associated with:
•spending in the development of BIIB112 (cotoretigene toliparvovec) for the potential treatment of X-linked retinitis pigmentosa;

•spending in the development of BIIB122 (DNL151) for the potential treatment of Parkinson's disease, which we are developing in collaboration with Denali Therapeutics Inc. (Denali); and
•spending in the development of BIIB124 for the potential treatment of essential tremor.
The increase was partially offset by a decrease in costs associated with:
•the discontinuation of gosuranemab (BIIB092) in progressive supraneuclear palsy; and
•the advancement of dapirolizumab pego, an anti-CD40L pegylated Fab that we are developing in collaboration with UCB Pharma S.A., for the potential treatment of systemic lupus erytheatosus (SLE) into late stage.
Late Stage Programs
For the three months ended March 31, 2021, compared to the same period in 2020, the increase in spending associated with our late stage programs was primarily due to:
•spending in the development of zuranolone for the potential treatment of MDD and PPD;
•an increase in spending related to the EMBARK redosing study for aducanumab and other development activities, net of reimbursement from Eisai;
•the advancement of dapirolizumab pego for the potential treatment of SLE into late stage; and
•an increase in spending related to BAN2401 (lecanemab), an anti-amyloid beta antibody, in early Alzheimer's disease that we are developing in collaboration with Eisai.
In July 2020 we completed the submission of a BLA for the approval of aducanumab to the FDA. In August 2020 the FDA accepted the BLA and granted Priority Review with a PDUFA action data on March 7, 2021. In January 2021 the FDA extended the review period for the BLA for aducanumab by three months. The updated PDUFA action date is June 7, 2021.
In March 2019 Eisai initiated a global Phase 3 trial for the development of BAN2401 in early Alzheimer's disease. Under our collaboration arrangement, Eisai serves as the global operational and regulatory lead for BAN2401 and all costs, including research, development, sales and marketing expense, are shared equally between us and Eisai.
For additional information on our collaboration arrangements with Eisai, please read Note 16, Collaborative and Other Relationships, to our condensed consolidated financial statements included in this report.
Selling, General and Administrative
For the three months ended March 31, 2021, compared to the same period in 2020, selling, general and administrative expense increased 4.4%, primarily due to increases in personnel in support of the potential launch of aducanumab.
Amortization and Impairment of Acquired Intangible Assets
Our amortization expense is based on the economic consumption and impairment of intangible assets. Our most significant amortizable intangible assets are related to our TYSABRI, AVONEX, SPINRAZA, VUMERITY and TECFIDERA (rest of world)

products and other programs acquired through business combinations.
For the three months ended March 31, 2021, compared to the same period in 2020, the increase in amortization and impairment of acquired intangible assets was primarily related to a $44.3 million impairment charge recorded during the first quarter of 2021 related to vixotrigine (BIIB074) for the potential treatment of trigeminal neuralgia (TGN). For the three months ended March 31, 2020, we had no impairment charges.
We monitor events and expectations regarding product performance. If new information indicates that the assumptions underlying our most recent analysis are substantially different than those utilized in our current estimates, our analysis would be updated and may result in a significant change in the anticipated lifetime revenue of the relevant products. The occurrence of an adverse event could substantially increase the amount of amortization expense related to our acquired intangible assets as compared to previous periods or our current expectations, which may result in a significant negative impact on our future results of operations.
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
Overall, the value of our acquired IPR&D assets is dependent upon several variables, including estimates of future revenue and the effects of competition, our ability to secure sufficient pricing in a competitive market, our ability to confirm safety and efficacy based on data from clinical trials and regulatory feedback, the level of anticipated development costs and the probability and timing of successfully advancing a particular research program from one clinical trial phase to the next. We are continually reevaluating our estimates concerning these and other variables, including our life cycle management strategies, research and development priorities and development risk, changes in program and portfolio economics and related impact of foreign currency exchange rates and economic trends and evaluating industry and company data regarding the productivity of clinical research and the development process. Changes in our estimates may result in a significant change to our valuation of our IPR&D assets.
Vixotrigine
In the periods since we acquired vixotrigine, there have been numerous delays in the initiation of Phase 3 studies for the potential treatment of TGN and for the potential treatment of diabetic painful neuropathy (DPN), another form of neuropathic pain. We have engaged with the FDA regarding the design of the Phase 3 studies of vixotrigine for TGN and DPN and now plan to perform an additional clinical trial of vixotrigine before initiating a Phase 3 study of DPN.
The performance of this additional clinical trial has delayed the initiation of the Phase 3 studies of vixotrigine for the potential treatment of TGN, and, as a result, we recognized an impairment charge of $44.3 million related to vixotrigine for the potential treatment of TGN during the first quarter of 2021. As of March 31, 2021, the carrying value associated with our remaining vixotrigine IPR&D assets was $135.1 million, all of which is related to DPN.
BIIB111 and BIIB112
During the fourth quarter of 2020 we recognized an impairment charge of $115.0 million related to BIIB111 (timrepigene emparvovec) for the potential treatment of choroideremia, a rare, degenerative, X-linked inherited retinal disorder that leads to blindness and currently has no approved treatments, as a result of third-party manufacturing delays that may impact our timeline for a potential filing of a BLA for regulatory approval by up to one year, and increase the costs associated with advancing BIIB111 through Phase 3 development.
We are continuing to monitor the manufacturing issues encountered with BIIB111 and their potential impact on that program's timing. As of March 31, 2021, we have no indication that BIIB111 or BIIB112 were impaired; however, we will continue to monitor the capabilities of our manufacturing partners and how any additional new manufacturing issues might affect the planned timing of such gene therapy programs.

Collaboration Profit (Loss) Sharing
Collaboration profit (loss) sharing primarily includes Samsung Bioepis' 50.0% share of the profit or loss related to our biosimilars commercial agreement with Samsung Bioepis.
For the three months ended March 31, 2021, we recognized net profit-sharing expense of $68.5 million to reflect Samsung Bioepis' 50.0% sharing of the net collaboration profits compared to $71.8 million in the prior year comparative period.
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
For the three months ended March 31, 2021, changes in the fair value of our contingent consideration obligations were primarily due to delays in the expected timing of the achievement of certain remaining developmental milestones related to our vixotrigine programs.

Acquired In-Process Research and Development
BIIB118 Acquisition
In March 2020 we acquired BIIB118 (CK1 inhibitor) for the potential treatment of patients with behavioral and neurological symptoms across various psychiatric and neurological diseases from Pfizer Inc. (Pfizer). In connection with this acquisition, we made an upfront payment of $75.0 million to Pfizer, which was accounted for as an asset acquisition and recorded as acquired IPR&D in our condensed consolidated statements of income as BIIB118 has not yet reached technological feasibility.
For additional information on our acquisition of BIIB118, please read Note 2, Acquisitions, to our condensed consolidated financial statements included in this report.
Other Income (Expense), Net
For the three months ended March 31, 2021, compared to the same period in 2020, the change in other income (expense), net primarily reflects net unrealized losses on our holdings in equity securities.
For the three months ended March 31, 2021, net unrealized losses and realized gains on our holdings in equity securities were approximately $442.3 million and $6.2 million, respectively, compared to net unrealized and realized losses of $60.9 million and zero, respectively, in the prior year comparative period. The net unrealized losses recognized during the three months ended March 31, 2021, primarily reflect a decrease in the fair value of Ionis, Sangamo Therapeutics, Inc. (Sangamo), Denali and Sage common stock of approximately $442.0 million.
We expect interest expense for 2021 to be relatively consistent with 2020.
Income Tax Provision

For the Three Months Ended
March 31, 2021 and 2020
(In millions, except percentages)
$44.2
9.5%
$292.0
17.2%
Q1 '21
Q1 '20
Income tax expense
Effective tax rate on pre-tax income

Our effective tax rate fluctuates from year to year due to the global nature of our operations. The factors that most significantly impact our effective tax rate include changes in tax laws, variability in the allocation of our taxable earnings among multiple jurisdictions, the amount and characterization of our research and development expense, the levels of certain deductions and credits, acquisitions and licensing transactions.
For the three months ended March 31, 2021, compared to the same period in 2020, the decrease in our effective tax rate was primarily due to the change in the territorial mix of our profitability, which included the effect of generic competition for TECFIDERA in the U.S. market, and the non-cash tax effects of changes in the value of our equity investments, where we recorded a reduction of value in the first quarter of 2021. The tax effects of this change in value of our equity investments were recorded discretely, since changes in value of equity investments cannot be forecasted.
For additional information on our income taxes please read Note 14, Income Taxes, to our condensed consolidated financial statements included in this report.
Equity in (Income) Loss of Investee, Net of Tax
In February 2012 we entered into a joint venture agreement with Samsung BioLogics establishing an entity, Samsung Bioepis, to develop, manufacture and market biosimilar products.
In June 2018 we exercised our option under our joint venture agreement to increase our ownership percentage in Samsung Bioepis from approximately 5.0% to approximately 49.9%. The share purchase transaction was completed in November 2018. As of March 31, 2021, our ownership percentage remained at approximately 49.9%.
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
Certain officers and affiliates of our joint venture partner, Samsung BioLogics, are currently subject to ongoing criminal proceedings that we continue to monitor. While these proceedings could impact the operations of Samsung Bioepis and its business, we have assessed the value of our investment in Samsung Bioepis and continue to believe that the fair value of the investment is in excess of its net book value.
For the three months ended March 31, 2021, we recognized net losses on our investment of $18.2 million reflecting our share of Samsung Bioepis' operating results and amortization of basis differences, net of tax.
For additional information on our collaboration arrangements with Samsung Bioepis, please read Note 16, Collaborative and Other Relationships, to our condensed consolidated financial statements included in this report.

Financial Condition, Liquidity and Capital Resources
Our financial condition is summarized as follows:

(In millions, except percentages)	As of March 31, 2021	As of December 31, 2020	Change %
Financial assets:
Cash and cash equivalents	$1,217.5	$1,331.2	(8.5)%
Marketable securities — current	1,320.0	1,278.9	3.2
Marketable securities — non-current	821.9	772.1	6.4
Total cash, cash equivalents and marketable securities	$3,359.4	$3,382.2	(0.7)%
Borrowings:
Notes payable	$7,267.2	$7,426.2	(2.1)%
Total borrowings	$7,267.2	$7,426.2	(2.1)%
Working capital:
Current assets	$6,719.5	$6,887.1	(2.4)%
Current liabilities	(3,165.8)	(3,742.2)	(15.4)
Total working capital	$3,553.7	$3,144.9	13.0%
For the three months ended March 31, 2021, certain significant cash flows were as follows:
•$769.0 million in net cash flow provided by operating activities;
•$600.0 million used for share repurchases;
•$169.3 million used in connection with our Exchange Offer; and
•$92.6 million used for purchases of property, plant and equipment.
Overview
We have historically financed our operating and capital expenditures primarily through cash flow earned through our operations. We expect our operating expenditures, particularly those related to research and development, clinical trials, commercialization of new products and international expansion to continue to grow. However, we expect to continue funding our current and planned operating requirements primarily through our cash flow earned from our operations as well as our existing cash resources. We believe generic competition for TECFIDERA in the U.S. will continue to reduce our cash flow from operations in 2021 and will have a significant adverse impact on our future cash flow from operations. We believe that our existing funds, when combined with cash generated from operations and our access to additional financing resources, if needed, are sufficient to satisfy our operating, working capital, strategic alliance, milestone payment, capital expenditure and debt service requirements for the foreseeable future. In addition, we may choose to opportunistically return cash to shareholders and pursue other business initiatives, including acquisition and licensing activities. We may, from time to time, also seek additional funding through a combination of new collaborative agreements, strategic alliances and additional equity and debt financings or from other sources should we identify a significant new opportunity.
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
As of March 31, 2021 and December 31, 2020, we had cash, cash equivalents and marketable securities totaling approximately $3.4 billion. The change in cash, cash equivalents and marketable securities at March 31, 2021, from December 31, 2020, was primarily due to cash used for share repurchases and capital expenditures as well as cash payments made in connection with our Exchange Offer, partially offset by net cash flow provided by operating activities.
Investments and other assets in our condensed consolidated balance sheets as of March 31, 2021 and December 31, 2020, include the carrying value of our investment in Samsung Bioepis of $576.3 million and $620.2 million, respectively. As Samsung Bioepis is a privately-held entity, our ability to liquidate our investment may be limited and we may realize significantly less than the value of such investment. This investment is also subject to foreign currency exchange fluctuations.
In connection with our collaboration with Sangamo, we purchased approximately 24 million shares of Sangamo common stock in April 2020. As of March 31, 2021 and December 31, 2020, the fair value of this investment was $277.8 million and $333.7 million, respectively.
In connection with our collaboration with Denali, we purchased approximately 13 million shares of Denali common stock in September 2020. As of March 31, 2021 and December 31, 2020, the fair value of this investment was $638.5 million and $935.7 million, respectively.
In connection with our collaboration with Sage, we purchased approximately 6.2 million shares of Sage common stock in December 2020. As of March 31, 2021 and December 31, 2020, the fair value of this investment was $378.3 million and $433.9 million, respectively.
Our investment in Ionis common stock had a fair value of $129.3 million and $249.1 million as of March 31, 2021 and December 31, 2020, respectively.
For additional information on our collaboration arrangements with Samsung Bioepis, Sangamo, Denali and Sage, please read Note 16, Collaborative and Other Relationships, to our condensed consolidated financial statements included in this report.
For additional information on our collaboration arrangements with Ionis, please read Note 18, Collaborative and Other Relationships, to our consolidated financial statements included in our 2020 Form 10-K.
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
The following is a summary of our currently outstanding senior secured notes issued in 2015 (2015 Senior Notes):
•$1.0 billion aggregate principal amount of 3.625% Senior Notes due September 15, 2022;
•$1.75 billion aggregate principal amount of 4.05% Senior Notes due September 15, 2025; and
•$1.12 billion aggregate principal amount of 5.20% Senior Notes due September 15, 2045.
Our 2020 Senior Notes and our 2015 Senior Notes were issued at a discount, which are amortized as additional interest expense over the period from issuance through maturity.
In February 2021 we completed our Exchange Offer, whereby an aggregate principal amount of approximately $624.6 million of our 2045 Senior Notes was exchanged for an aggregate principal amount of approximately $700.7 million of our 2051 Senior Notes and aggregate cash payments of approximately $151.8 million. In addition, we redeemed an aggregate principal amount of approximately $8.9 million of our 2045 Senior Notes for aggregate cash payments of approximately $12.1 million, excluding accrued and unpaid interest.
For a summary of the fair and carrying values of our outstanding borrowings as of March 31, 2021 and December 31, 2020, please read Note 6, Fair Value Measurements, to our condensed consolidated financial statements included in this report.
Credit Facility
In January 2020 we entered into a $1.0 billion, five-year senior unsecured revolving credit facility under which we are permitted to draw funds for working capital and general corporate purposes. The terms of the revolving credit facility include a financial covenant that requires us not to exceed a maximum consolidated leverage ratio. As of March 31, 2021, we had no outstanding borrowings and were in compliance with all covenants under this facility.
Working Capital
Working capital is defined as current assets less current liabilities. The change in working capital at

March 31, 2021, from December 31, 2020, reflects a decrease in total current assets of approximately $167.6 million and a decrease in total current liabilities of approximately $576.4 million.
The decrease in total current assets was primarily driven by a decrease in net cash, cash equivalents and marketable securities, due to cash used for share repurchases and capital expenditures as well as cash payments made in conjunction with our exchange and redemption of a portion of our 2045 Senior Notes, partially offset by $769.0 million in cash flow from operations.
The net decrease in current liabilities was primarily due to a reduction in accrued expense and other, which was primarily related to decreases in the accrual of contingent payments, the accrual for employee compensation and benefits and the fair values of derivative liabilities.
Share Repurchase Programs
In October 2020 our Board of Directors authorized our 2020 Share Repurchase Program, which is a program to repurchase up to $5.0 billion of our common stock. Our 2020 Share Repurchase Program does not have an expiration date. All share repurchases under our 2020 Share Repurchase Program will be retired. Under our 2020 Share Repurchase Program, we repurchased and retired approximately 2.2 million shares of our common stock at a cost of approximately $600.0 million during the three months ended March 31, 2021. Approximately $4.0 billion remained available under our 2020 Share Repurchase Program as of March 31, 2021.
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

Cash Flow
The following table summarizes our cash flow activity:

	For the Three Months Ended March 31,
(In millions, except percentages)	2021	2020	% Change
Net cash flow provided by operating activities	$769.0	$1,467.3	(47.6)%
Net cash flow (used in) provided by investing activities	(64.7)	442.9	(114.6)
Net cash flow used in financing activities	(785.0)	(2,245.3)	65.0
Operating Activities
Cash flow from operating activities represents the cash receipts and disbursements related to all of our activities other than investing and financing activities. We expect cash provided from operating activities will continue to be our primary source of funds to finance operating needs and capital expenditures for the foreseeable future.
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
For the three months ended March 31, 2021, compared to the same period in 2020, the decrease in net cash flow provided by operating activities was primarily due to lower net income.
Investing Activities
For the three months ended March 31, 2021, compared to the same period in 2020, the increase in net cash flow used in investing activities was primarily due to lower net proceeds received from the sale of investments as compared to the prior year, partially offset by higher capital expenditures and acquisitions of IPR&D and other intangible assets in 2020.
Financing Activities
For the three months ended March 31, 2021, compared to the same period in 2020, the decrease in net cash flow used in financing activities was primarily due to the greater number of shares repurchased in 2020 as compared to the comparative period in 2021, partially offset by cash used in connection with our Exchange Offer.
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
There have been no material changes in our contractual obligations since December 31, 2020.
Royalty Payments
TYSABRI
We are obligated to make contingent payments of 18.0% on annual worldwide net sales of TYSABRI up to $2.0 billion and 25.0% on annual worldwide net sales of TYSABRI that exceed $2.0 billion. Royalty payments are recognized as cost of sales in our condensed consolidated statements of income.
SPINRAZA
We make royalty payments on annual worldwide net sales of SPINRAZA using a tiered royalty rate between 11.0% and 15.0%, which are recognized as cost of sales in our condensed consolidated statements of income.
VUMERITY
In October 2019 the FDA approved VUMERITY for the treatment of RMS. Under our agreement with Alkermes Pharma Ireland Limited, a subsidiary of Alkermes plc (Alkermes), we make royalty payments to Alkermes on worldwide net commercial sales of VUMERITY using a royalty rate of 15.0%, which are recorded as cost of sales in our condensed consolidated statements of income.
In October 2019 we entered into a new supply agreement and amended our license and collaboration agreement with Alkermes. We have elected to initiate a technology transfer and, following a transition period, to manufacture VUMERITY or have VUMERITY manufactured by a third party we have engaged in exchange for paying an increased royalty rate to Alkermes on any portion of future worldwide net commercial sales of VUMERITY that is manufactured by us or our designee. For additional information on our collaboration arrangement with Alkermes, please read Note 18, Collaborative and Other Relationships, to our consolidated financial statements included in our 2020 Form 10-K.
Contingent Consideration related to Business Combinations
In connection with our acquisition of Convergence Pharmaceuticals Holdings Ltd., we agreed to make additional payments based upon the achievement of certain milestone events.
We recognized the contingent consideration liabilities associated with this acquisition at its fair value on the acquisition date and revalue this obligation each reporting period. We may pay up to approximately $400.0 million in remaining milestones related to this acquisition.
Contingent Development, Regulatory and Commercial Milestone Payments
Based on our development plans as of March 31, 2021, we could trigger potential future milestone payments to third parties of up to approximately $10.1 billion, including approximately $1.9 billion in development milestones, approximately $1.2 billion in regulatory milestones and approximately $7.0 billion in commercial milestones, as part of our various collaborations, including licensing and development programs. Payments under these agreements generally become due and payable upon achievement of certain development, regulatory or commercial milestones. Because the achievement of these milestones was not considered probable as of March 31, 2021, such contingencies have not been recorded in our financial statements. Amounts related to contingent milestone payments are not considered contractual obligations as they are contingent on the successful achievement of certain development, regulatory or commercial milestones.
If certain clinical and commercial milestones are met, we may pay up to $86.2 million in milestones in 2021 under our current agreements. In addition, if aducanumab receives regulatory approval in the jurisdictions where we have submitted filings, we may pay up to approximately $150.0 million in milestones to Neurimmune SubOne AG (Neurimmune) in 2021, which includes $100.0 million if launched in the U.S.

and $50.0 million if launched in Japan. Milestones payable to Neurimmune are shared expenses under the Aducanumab Collaboration Agreement with Eisai.
For additional information on our collaboration arrangements with Eisai, please read Note 16, Collaborative and Other Relationships, to our condensed consolidated financial statements included in this report.
For additional information on our collaboration arrangement with Neurimmune, please read Note 17, Investments in Variable Interest Entities, to our condensed consolidated financial statements included in this report.
Other Funding Commitments
As of March 31, 2021, we have several ongoing clinical studies in various clinical trial stages. Our most significant clinical trial expenditures are to contract research organizations (CROs). The contracts with CROs are generally cancellable, with notice, at our option. We recorded accrued expense of approximately $27.1 million in our condensed consolidated balance sheet for expenditures incurred by CROs as of March 31, 2021. We have approximately $554.9 million in cancellable future commitments based on existing CRO contracts as of March 31, 2021.
As part of the sale of our Hillerød, Denmark manufacturing operations to FUJIFILM Corporation (FUJIFILM), we provided FUJIFILM with certain minimum batch production commitment guarantees. There is a risk that the minimum contractual batch production commitments will not be met. Based upon current estimates we do not expect to incur an adverse commitment obligation associated with such guarantees. We developed this estimate using a probability-weighted estimate of future manufacturing activity and may further adjust this estimate based upon changes in business conditions, which may result in the increase or reduction of this adverse commitment obligation in subsequent periods.
For additional information on the divestiture of Hillerød, Denmark manufacturing operations, please read Note 3, Divestitures, to our consolidated financial statements included in our 2020 Form 10-K.
Tax Related Obligations
We exclude liabilities pertaining to uncertain tax positions from our summary of contractual obligations as we cannot make a reliable estimate of the period of cash settlement with the respective taxing authorities. As of March 31, 2021, we have approximately $100.0 million of liabilities associated with uncertain tax positions.
As of March 31, 2021 and December 31, 2020, we have accrued income tax liabilities of approximately $697.0 million under a one-time mandatory deemed repatriation tax on accumulated foreign subsidiaries' previously untaxed foreign earnings (the Transition Toll Tax). Of the amounts accrued as of March 31, 2021, $62.0 million is expected to be paid within one year. The Transition Toll Tax will be paid in installments over an eight-year period, which started in 2018, and will not accrue interest.
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
Critical Accounting Estimates
The preparation of our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S., requires us to make estimates, judgments and assumptions that may affect the reported amounts of assets, liabilities, equity, revenue and expense and related disclosure of contingent assets and liabilities. On an ongoing basis we evaluate our estimates, judgments and methodologies. We base our estimates on historical experience and on various other assumptions that we believe are reasonable, the results of which form the basis for making judgments about the carrying values of assets, liabilities and equity and the amount of revenue and expense. Actual results may differ from these estimates.
For a discussion of our critical accounting estimates, please read Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2020 Form 10-K. There have been no material changes to our critical accounting estimates since our 2020 Form 10-K.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
We are subject to certain risks that may affect our results of operations, cash flow and fair values of assets and liabilities, including volatility in foreign currency exchange rates, interest rate movements and pricing pressures worldwide as well as changes in economic conditions in the markets in which we operate as a result of the COVID-19 pandemic. We manage the impact of foreign currency exchange rates and interest rates through various financial instruments, including derivative instruments such as foreign currency forward contracts, interest rate lock contracts and interest rate swap contracts. We do not enter into financial instruments for trading or speculative purposes. The counterparties to these contracts are major financial institutions, and there is no significant concentration of exposure with any one counterparty.
Foreign Currency Exchange Risk
Our results of operations are subject to foreign currency exchange rate fluctuations due to the global nature of our operations. As a result, our consolidated financial position, results of operations and cash flow can be affected by market fluctuations in foreign currency exchange rates, primarily with respect to the Euro, British pound sterling, Canadian dollar, Swiss franc, Japanese yen and South Korean won.
While the financial results of our global activities are reported in U.S. dollars, the functional currency for most of our foreign subsidiaries is their respective local currency. Fluctuations in the foreign currency exchange rates of the countries in which we do business will affect our operating results, often in ways that are difficult to predict. In particular, as the U.S. dollar strengthens versus other currencies, the value of the non-U.S. revenue will decline when reported in U.S. dollars. The impact to net income as a result of a strengthening U.S. dollar will be partially mitigated by the value of non-U.S. expense, which will also decline when reported in U.S. dollars. As the U.S. dollar weakens versus other currencies, the value of the non-U.S. revenue and expense will increase when reported in U.S. dollars.
We have established revenue and operating expense hedging and balance sheet risk management programs to protect against volatility of future foreign currency cash flow and changes in fair value caused by volatility in foreign currency exchange rates.
During the second quarter of 2018 the International Practices Task Force of the Center for Audit Quality categorized Argentina as a country with a projected three-year cumulative inflation rate greater than 100.0%, which indicated that Argentina's economy is highly inflationary. This categorization did not have a material impact on our results of operations or financial position as of March 31, 2021, and is not expected to have a material impact on our results of operations or financial position in the future.
Revenue and Operating Expense Hedging Program
Our foreign currency hedging program is designed to mitigate, over time, a portion of the impact resulting from volatility in exchange rate changes on revenue and operating expense. We use foreign currency forward contracts to manage foreign currency risk, with the majority of our forward contracts used to hedge certain forecasted revenue and operating expense transactions denominated in foreign currencies in the next 21 months. We do not engage in currency speculation. For a more detailed disclosure of our revenue and operating expense hedging program, please read Note 8, Derivative Instruments, to our condensed consolidated financial statements included in this report.
Our ability to mitigate the impact of foreign currency exchange rate changes on revenue and net income diminishes as significant foreign currency exchange rate fluctuations are sustained over extended periods of time. In particular, devaluation or significant deterioration of foreign currency exchange rates are difficult to mitigate and likely to negatively impact earnings. The cash flow from these contracts are reported as operating activities in our condensed consolidated statements of cash flow.
Balance Sheet Risk Management Hedging Program
We also use forward contracts to mitigate the foreign currency exposure related to certain balance sheet items. The primary objective of our balance sheet risk management program is to mitigate the exposure of foreign currency denominated net monetary assets and liabilities of foreign affiliates. In these instances, we principally utilize currency forward contracts. We have not elected hedge accounting for the balance sheet related items. The cash flow from these contracts are reported as operating activities in our condensed consolidated statements of cash flow.
The following quantitative information includes the impact of currency movements on forward contracts used in our revenue, operating expense and balance sheet hedging programs. As of March 31, 2021 and December 31, 2020, a hypothetical adverse 10.0% movement in foreign currency exchange rates compared to the U.S. dollar across all maturities would result in a hypothetical decrease in the fair value of forward contracts of approximately $456.1 million and $458.2 million, respectively. The estimated fair value change was determined by measuring the impact of the hypothetical exchange rate movement on outstanding forward contracts. Our use of this methodology to quantify the market risk of such instruments is subject to assumptions and actual impact could be significantly different. The quantitative information about market risk is limited because it does not take into account all foreign currency operating transactions.
Net Investment Hedge Program
Our net investment hedging program is designed to mitigate currency fluctuations between the U.S. dollar and the South Korean won as a result of our approximately 49.9% ownership interest in Samsung Bioepis. We entered into foreign currency forward contracts to manage the foreign currency risk with our forward contracts used to hedge changes in the spot rate over the next seven months. As of March 31, 2021 and December 31, 2020, a hypothetical adverse 10.0% movement would result in a hypothetical decrease in fair value of approximately $54.7 million and $56.9 million, respectively. The estimated fair value was determined by measuring the impact of the hypothetical spot rate movement on outstanding forward contracts.
Interest Rate Risk
Our investment portfolio includes cash equivalents and short-term investments. The fair value of our marketable securities is subject to change as a result of potential changes in market interest rates. The potential change in fair value for interest rate sensitive instruments has been assessed on a hypothetical 100 basis point adverse movement across all maturities. As of March 31, 2021 and December 31, 2020, we estimate that such hypothetical 100 basis point adverse movement would result in a hypothetical loss in fair value of approximately $12.6 million and $13.2 million, respectively, to our interest rate sensitive instruments. The fair values of our investments were determined using third-party pricing services or other market observable data.
Pricing Pressure
Governments in certain international markets in which we operate have implemented measures, and may in the future implement new or additional measures, to reduce health care costs to limit the overall level of government expenditures. These measures vary by country and may include, among other things, patient access restrictions, suspensions on price increases, prospective and possible retroactive price reductions and other recoupments and increased mandatory discounts or rebates, recoveries of past price increases and greater importation of drugs from lower-cost countries. In addition, certain countries set prices by reference to the prices in other countries where our products are marketed. Our inability to obtain and maintain adequate prices in a particular country may not only limit the revenue from our products within that country but may also adversely affect our ability to secure acceptable prices in existing and potential new markets, which may limit market growth. The continued implementation of pricing actions throughout Europe may also lead to higher levels of parallel trade.
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
Our products continue to face increasing competition in many markets from new originator therapies, generics, prodrugs and biosimilars of existing products and products approved under abbreviated regulatory pathways. Such products are likely to be sold at substantially lower prices than branded products. Accordingly, the introduction of such products as well as other lower-priced competing products may significantly reduce both the price that we are able to charge for our products and the volume of products we sell, which will negatively impact our revenue. In addition, in some markets, when a generic or biosimilar version of one of our products is commercialized, it may be automatically substituted for our product and significantly reduce our revenue in a short period of time.
Multiple TECFIDERA generic entrants are now in the U.S. market and have deeply discounted prices compared to TECFIDERA. The generic competition for TECFIDERA has significantly reduced our TECFIDERA revenue and is expected to have a substantial negative impact on our TECFIDERA revenue for as long as there is generic competition.
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
We believe that our allowance for doubtful accounts was adequate as of March 31, 2021 and December 31, 2020. However, if significant changes occur in the availability of government funding or the reimbursement practices of these or other governments, we may not be able to collect on amounts due to us from customers in such countries and our results of operations could be adversely affected.
Item 4.    Controls and Procedures
Disclosure Controls and Procedures and Internal Control over Financial Reporting
Controls and Procedures
We have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of March 31, 2021. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that:
(a) the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms; and
(b) such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II — OTHER INFORMATION
Item 1.    Legal Proceedings
For a discussion of legal proceedings as of March 31, 2021, please read Note 18, Litigation, to our condensed consolidated financial statements included in this report, which is incorporated into this item by reference.
Item 1A.    Risk Factors
Risks Related to Our Business
We are substantially dependent on revenue from our products.
Our revenue depends upon continued sales of our products as well as the financial rights we have in our anti-CD20 therapeutic programs. A significant portion of our revenue is concentrated on sales of our products in increasingly competitive markets and in markets affected directly and indirectly by the COVID-19 pandemic. Any of the following negative developments relating to any of our products or any of our anti-CD20 therapeutic programs may adversely affect our revenue and results of operations or could cause a decline in our stock price:
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
Our products continue to face increasing competition from the introduction of new originator therapies, generics, prodrugs and biosimilars of existing products and products approved under abbreviated regulatory pathways. Some of these products are likely to be sold at substantially lower prices than our branded products. The introduction of such products as well as other lower-priced competing products has reduced, and may in the future, significantly reduce both the price that we are able to charge for our products and the volume of products we sell, which will negatively impact our revenue. For instance, demand and price for TECFIDERA declined significantly as a result of multiple TECFIDERA generic entrants entering the U.S. market during the year ended December 31, 2020. In addition, in some markets, when a generic or biosimilar version of one of our products is commercialized, it may be automatically substituted for our product and significantly reduce our revenue in a short period of time.
In addition, our ability to compete, maintain and grow our business may be adversely affected due to a number of factors, including:
•the introduction of more efficacious, safer, less expensive or more convenient alternatives to our products, including our own products and products of our collaborators;
•the introduction of generic versions of branded products, including our own products, biosimilars, follow-on products, prodrugs or products approved under abbreviated regulatory pathways, which would be significantly less costly than our products to bring to market and would be offered for sale at lower prices, and could result in a significant percentage of the sales of our products being lost to such products;
•the off-label use by physicians of therapies indicated for other conditions to treat patients;
•patient dynamics, including the size of the patient population and our ability to attract and maintain new and current patients to our therapies;
•damage to physician and patient confidence in any of our products, generic or biosimilars of our products or any other product from the same class as one of our products, or to our sales and reputation as a result of label changes or adverse experiences or events that may occur with patients treated with our products or generic or biosimilars of our products;
•inability to obtain appropriate pricing and reimbursement for our products compared to our competitors in key international markets; or
•our ability to obtain and maintain patent, data or market exclusivity for our products.
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
Supporting the further development of our existing products and potential new products in our pipeline will require significant capital expenditures and management resources, including investments in research and development, sales and marketing, manufacturing capabilities and other areas of our business. We have made, and may continue to make, significant operating and capital expenditures for potential new products prior to regulatory approval with no assurance that such investment will be recouped, which may adversely affect our financial condition, business and operations.
The availability of high quality, fairly valued external product development is limited and the opportunity for their acquisition is highly competitive. As such, we are not certain that we will be able to identify suitable candidates for acquisition or if we will be able to reach agreement.
We may fail to initiate or complete transactions for many reasons, including failure to obtain regulatory or other approvals as well as disputes or litigation. Furthermore, we may not be able to achieve the full strategic and financial benefits expected to result from transactions, or the benefits may be delayed or not occur at all. We may also face additional costs or liabilities in completed transactions that were not contemplated prior to completion.
Any failure in the execution of a transaction, in the integration of an acquired asset or business or in achieving expected synergies could result in slower growth, higher than expected costs, the recording of asset impairment charges and other actions which could adversely affect our business, financial condition and results of operations.
Sales of our products depend, to a significant extent, on adequate coverage, pricing and reimbursement from third-party payors, which are subject to increasing and intense pressure from political, social, competitive and other sources. Our inability to obtain and maintain adequate coverage, or a reduction in pricing or reimbursement, could have an adverse effect on our business, reputation, revenue and results of operations.
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
Our ability to set the price for our products varies significantly from country to country and, as a result, so can the price of our products. Certain countries set prices by reference to the prices in other countries where our products are marketed. Our inability to obtain and maintain adequate prices in a particular country may not only limit the revenue from our products within that country but may also adversely affect our ability to secure acceptable prices in existing and potential new markets, which may limit market growth. This may create the opportunity for third-party cross-border trade or influence our decision to sell or not to sell a product, thus adversely affecting our geographic expansion plans and revenue.
Drug prices are under significant scrutiny in the markets in which our products are prescribed. We expect drug pricing and other health care costs to continue to be subject to intense political and societal pressures on a global basis. Competition from current and future competitors may negatively impact our ability to maintain pricing and our market share. New products marketed by our competitors could cause our revenue to decrease due to potential price reductions and lower sales volumes. Additionally, the introduction of generic or biosimilar versions of our products, follow-on products, prodrugs or products approved under abbreviated regulatory pathways may significantly reduce the price that we are able to charge for our products and the volume of products we sell.
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
Our failure to obtain or maintain adequate coverage, pricing or reimbursement for our products could have an adverse effect on our business, reputation, revenue and results of operations.
We depend on relationships with collaborators, joint venture partners and other third parties for revenue, and for the development, regulatory approval, commercialization and marketing of certain of our products and product candidates, which are outside of our full control.
We rely on a number of significant collaborative, joint venture and other third-party relationships for revenue and the development, regulatory approval, commercialization and marketing of certain of our products and product candidates. We also outsource certain aspects of our regulatory affairs and clinical development relating to our products and product candidates to third parties. Reliance on third parties subjects us to a number of risks, including:
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
•the interests of our collaborators, joint venture partners or third parties may not always be aligned with our interests, and such parties may not pursue regulatory approvals or market a product in the same manner or to the same extent that we would, which could adversely affect our revenue, or may adopt tax strategies that could have an adverse effect on our business, results of operations or financial condition;
•third-party relationships require the parties to cooperate, and failure to do so effectively could adversely affect product sales or the clinical development or regulatory approvals of product candidates under joint control, could result in termination of the research, development or commercialization of product candidates or could result in litigation or arbitration;
•any failure on the part of our collaborators, joint venture partners or other third parties to comply with applicable laws, including tax laws, regulatory requirements and/or applicable contractual obligations or to fulfill any responsibilities they may have to protect and enforce any intellectual property rights underlying our products could have an adverse effect on our revenue as well as involve us in possible legal proceedings; and
•any improper conduct or actions on the part of our collaborators, joint venture partners or other third parties could subject us to civil or criminal investigations and monetary and injunctive penalties, impact the accuracy and timing of our financial reporting and/or adversely impact our ability to conduct business, our operating results and our reputation.
Certain officers and affiliates of our joint venture partner, Samsung BioLogics, are currently subject to ongoing criminal proceedings that may impact its operations and business or divert the attention of the Samsung Bioepis management team from its ongoing operations.
In addition, as Samsung Bioepis is a privately-held entity, our ability to liquidate our investment may be limited and we may realize significantly less than the value of such investment.
Given these risks, there is considerable uncertainty regarding the success of our current and future collaborative efforts. If these efforts fail, our product development or commercialization of new products could be delayed, revenue from products could decline and/or we may not realize the anticipated benefits of these arrangements.
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
In the E.U. and some other international markets, the government provides health care at low cost to consumers and regulates pharmaceutical prices, patient eligibility or reimbursement levels to control costs for the government-sponsored health care system. Many countries have announced or implemented measures, and may in the future implement new or additional measures, to reduce health care costs to limit the overall level of government expenditures. These measures vary by country and may include, among other things, patient access restrictions, suspensions on price increases, prospective and possible retroactive price reductions and other recoupments and increased mandatory discounts or rebates, recoveries of past price increases and greater importation of drugs from lower-cost countries. These measures have negatively impacted our revenue and may continue to adversely affect our revenue and results of operations in the future.
Our success in commercializing biosimilars is subject to risks and uncertainties inherent in the development, manufacture and commercialization of biosimilars. If we are unsuccessful in such activities, our business may be adversely affected.
The development, manufacture and commercialization of biosimilar products require specialized expertise and are very costly and subject to complex regulation. Our success in commercializing biosimilars is subject to a number of risks, including:
•Reliance on Third Parties. We are dependent, in part, on the efforts of Samsung Bioepis, collaboration partners and other third parties over whom we have limited or no control in the development and manufacturing of biosimilars products. If these third parties fail to perform successfully, our biosimilar product development or commercialization of biosimilar products could be delayed, revenue from biosimilar products could decline and/or we may not realize the anticipated benefits of these arrangements;
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

•Ability to Provide Adequate Supply. Manufacturing biosimilars is complex. If we encounter any manufacturing or supply chain difficulties we may be unable to meet higher than anticipated demand. We are dependent on a third-party for the manufacture of biosimilar products and such third-party may not perform its obligations in a timely and cost-effective manner or in compliance with applicable regulations and may be unable or unwilling to increase production capacity commensurate with demand for our existing or future biosimilar products; and
•Competitive Challenges. Biosimilar products face significant competition, including from innovator products and biosimilar products offered by other companies. Local tendering processes may restrict biosimilar products from being marketed and sold in some jurisdictions. The number of competitors in a jurisdiction, the timing of approval and the ability to market biosimilar products successfully in a timely and cost-effective manner are additional factors that may impact our success and/or the success of Samsung Bioepis in this business area.
Risks Related to Development, Clinical Testing and Regulation of Our Products and Product Candidates
Successful preclinical work or early stage clinical trials does not ensure success in later stage trials, regulatory approval or commercial viability of a product.
Positive results in a clinical trial may not be replicated in subsequent or confirmatory trials. Additionally, success in preclinical work or early stage clinical trials does not ensure that later stage or larger scale clinical trials will be successful or that regulatory approval will be obtained. Even if later stage clinical trials are successful, regulatory authorities may delay or decline approval of our product candidates. Regulatory authorities may disagree with our view of the data, require additional studies or disagree with our trial design or endpoints. Regulatory authorities may also fail to approve the facilities or processes used to manufacture a product candidate, our dosing or delivery methods or companion devices. Regulatory authorities may grant marketing approval that is more restricted than anticipated, including limiting indications to narrow patient populations and the imposition of safety monitoring, educational requirements and risk evaluation and mitigation strategies. The occurrence of any of these events could result in significant costs and expense, have an adverse effect on our business, financial condition and results of operations and/or cause our stock price to decline or experience periods of volatility.
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
Restrictions on use or significant safety warnings that may be required to be included in the label of our products, such as the risk of developing progressive multifocal leukoencephalopathy (PML) in the label for certain of our products, may significantly reduce expected revenue for those products and require significant expense and management time.
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
Social media is increasingly being used to communicate about our products and the diseases our therapies are designed to treat. Social media practices in the biopharmaceutical industry continue to evolve and regulations relating to such use are not always clear and creates uncertainty and risk of noncompliance with regulations applicable to our business. For example, patients may use social media channels to comment on the effectiveness of a product or to report an alleged adverse event. When such disclosures occur, there is a risk that we fail to monitor and comply with applicable adverse event reporting obligations or we may not be able to defend the company or the public's legitimate interests in the face of the political and market pressures generated by social media due to restrictions on what we may say about our products. There is also a risk of inappropriate disclosure of sensitive information or negative or inaccurate posts or comments about us on any social networking website. In addition, we may encounter criticism on social media regarding our company, management, product candidates or products. The immediacy of social media precludes us from having real-time control over postings made regarding us via social media, whether matters of fact or opinion. Our reputation could be damaged by negative publicity or if adverse information concerning us is posted on social media platforms or similar mediums, which we may not be able to reverse. If any of these events were to occur or we otherwise fail to comply with applicable regulations, we could incur liability, face overly restrictive regulatory actions or incur other harm to our business.
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
In many markets, including the U.S., manufacturers may be allowed to rely on the safety and efficacy data of the innovator's product and do not need to conduct clinical trials before marketing a competing version of a product after there is no longer patent or regulatory exclusivity. In such cases, manufacturers often charge significantly lower prices and a major portion of the company's revenue may be reduced in a short period of time. In addition, manufacturers of generics and biosimilars may choose to launch or attempt to launch their products before the expiration of our patent or other intellectual property protections.
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
Regulators are imposing new data privacy and security requirements, including new and greater monetary fines for privacy violations. For example, the E.U.’s General Data Protection Regulation established regulations regarding the handling of personal data, and provides an enforcement authority and imposes large penalties for noncompliance. New U.S. data privacy and security laws, such as the California Consumer Privacy Act (CCPA), and others that may be passed, similarly introduce requirements with respect to personal information, and non-compliance with the CCPA may result in liability through private actions (subject to statutorily defined damages in the event of certain data breaches) and enforcement. Failure to comply with these current and future laws, policies, industry standards or legal obligations or any security incident resulting in the unauthorized access to, or acquisition, release or transfer of personal information may result in governmental enforcement actions, litigation, fines and penalties or adverse publicity and could cause our customers to lose trust in us, which could have a material adverse effect on our business and results of operations.
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
Our activities, and the activities of our collaborators, distributors and other third-party providers, are subject to extensive government regulation and oversight in the U.S. and in foreign jurisdictions, and are subject to change and evolving interpretations, which could require us to incur substantial costs associated with compliance or to alter one or more of our business practices. The FDA and comparable foreign agencies directly regulate many of our most critical business activities, including the conduct of preclinical and clinical studies, product manufacturing, advertising and promotion, product distribution, adverse event reporting, product risk management and our compliance with good practice quality guidelines and regulations. Our interactions with physicians and other health care providers that prescribe or purchase our products are also subject to government regulation designed to prevent fraud and abuse in the sale and use of products and place significant restrictions on the marketing practices of health care companies. Health care companies are facing heightened scrutiny of their relationships with health care providers and have been the target of lawsuits and investigations alleging violations of government regulation, including claims asserting submission of incorrect pricing information, impermissible off-label promotion of pharmaceutical products, payments intended to influence the referral of health care business, submission of false claims for government reimbursement, antitrust violations or violations related to environmental matters. There is also enhanced scrutiny of company-sponsored patient assistance programs, including insurance premium and co-pay assistance programs and donations to third-party charities that provide such assistance. The U.S. government has challenged some of our donations to third-party charities that provide patient assistance. If we, or our vendors or donation recipients, are found to fail to comply with relevant laws, regulations or government guidance in the operation of these programs, we could be subject to significant fines or penalties. Risks relating to compliance with laws and regulations may be heightened as we continue to expand our global operations and enter new therapeutic areas with different patient populations, which may have different product distribution methods, marketing programs or patient assistance programs from those we currently utilize or support.
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
•changes in the FDA and foreign regulatory approval processes or perspectives that may delay or prevent the approval of new products and result in lost market opportunity;
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
Violations of governmental regulation may be punishable by criminal and civil sanctions, including fines and civil monetary penalties and exclusion from participation in government programs, including Medicare and Medicaid, as well as against executives overseeing our business. We could also be required to repay amounts we received from government payors or pay additional rebates and interest if we are found to have miscalculated the pricing information we submitted to the government. In addition, legal proceedings and investigations are inherently unpredictable, and large judgments or settlements sometimes occur. While we believe that we have appropriate compliance controls, policies and procedures in place to comply with the laws or regulations of the jurisdictions in which we operate, there is a risk that acts committed by our employees, agents, distributors, collaborators or third-party providers might violate such laws or regulations. Whether or not we have complied with the law, an investigation or litigation related to alleged unlawful conduct could increase our expense, damage our reputation, divert management time and attention and adversely affect our business.
Our sales and operations are subject to the risks of doing business internationally.
We are increasing our presence in international markets, subjecting us to many risks that could adversely affect our business and revenue. There is no guarantee that our efforts and strategies to expand sales in international markets will succeed. Emerging market countries may be especially vulnerable to periods of global and local political, legal, regulatory and financial instability and may have a higher incidence of corruption and fraudulent business practices. Certain countries may require local clinical trial data as part of the drug registration process in addition to global clinical trials, which can add to overall drug development and registration timelines. We may also be required to increase our reliance on third-party agents and unfamiliar operations and arrangements previously utilized by companies we collaborate with or acquire in emerging markets.
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
•fluctuations in foreign currency exchange rates that may adversely impact our revenue, net income and value of certain of our investments;
•the imposition of governmental controls;
•diverse data privacy and protection requirements;
•increasingly complex standards for complying with foreign laws and regulations that may differ substantially from country to country and may conflict with corresponding U.S. laws and regulations;
•the far-reaching anti-bribery and anti-corruption legislation in the United Kingdom (U.K.), including the U.K. Bribery Act 2010, and elsewhere and escalation of investigations and prosecutions pursuant to such laws;
•compliance with complex import and export control laws;
•changes in tax laws; and
•the imposition of tariffs or embargoes and other trade restrictions.
In addition, our international operations are subject to regulation under U.S. law. For example, the U.S. Foreign Corrupt Practices Act (FCPA) prohibits U.S. companies and their representatives from paying, offering to pay, promising to pay or authorizing the payment of anything of value to any foreign government official, government staff member, political party or political candidate for the purpose of obtaining or retaining business or to otherwise obtain favorable treatment or influence a person working in an official capacity. In many countries, the health care professionals we regularly interact with may meet the FCPA's definition of a foreign government official. Failure to comply with domestic or foreign laws could result in various adverse consequences, including possible delay in approval or refusal to approve a product, recalls, seizures or withdrawal of an approved product from the market, disruption in the supply or availability of our products or suspension of export or import privileges, the imposition of civil or criminal sanctions, the prosecution of executives overseeing our international operations and damage to our reputation. Any significant impairment of our ability to sell products outside of the U.S. could adversely impact our business and financial results. In addition, while we believe that we have appropriate compliance controls, policies and procedures in place to comply with the FCPA, there is a risk that acts committed by our employees, agents, distributors, collaborators or third-party providers might violate the FCPA and we might be held responsible. If our employees, agents, distributors, collaborators or third-party providers are found to have engaged in such practices, we could suffer severe penalties and may be subject to other liabilities, which could negatively affect our business, operating results and financial condition.
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
Manufacturing issues could substantially increase our costs, limit supply of our products and/or reduce our revenue.
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
Any adverse developments affecting our manufacturing operations or the operations of our third-party suppliers and manufacturers may result in shipment delays, inventory shortages, lot failures, product withdrawals or recalls or other interruptions in the commercial supply of our products. We may also have to take inventory write-offs and incur other charges and expense for products that fail to meet specifications, undertake costly remediation efforts or seek more costly manufacturing alternatives. Such developments could increase our manufacturing costs, cause us to lose revenue or market share as patients and physicians turn to competing therapeutics, diminish our profitability or damage our reputation.
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
Our quarterly revenue, expense and net income (loss) have fluctuated in the past and are likely to fluctuate significantly in the future due to the risks described in these Risk Factors as well as the timing of charges and expenses that we may take. We have recorded, or may be required to record, charges that include:
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
•bad debt expense and increased bad debt reserves;
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
Our revenue and certain assets and liabilities are also subject to foreign currency exchange rate fluctuations due to the global nature of our operations. Our efforts to mitigate the impact of fluctuating currency exchange rates may not be successful. As a result, currency fluctuations among our reporting currency, the U.S. dollar, and other currencies in which we do business will affect our operating results, often in unpredictable ways. Our net income may also fluctuate due to the impact of charges we may be required to take with respect to foreign currency hedge transactions. In particular, we may incur higher than expected charges from early termination of a hedge relationship.
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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table summarizes our common stock repurchase activity under our 2020 Share Repurchase Program during the first quarter of 2021:

Period	Total Number of Shares Purchased (#)	Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Programs (#)	Approximate Dollar Value of Shares That May Yet Be Purchased Under Our Programs ($ in millions)
January 2021	—	$—	—	$4,600.0
February 2021	675,000	$279.13	675,000	$4,411.6
March 2021	1,532,874	$268.51	1,532,874	$4,000.0
Total	2,207,874	$271.75
In October 2020 our Board of Directors authorized our 2020 Share Repurchase Program, which is a program to repurchase up to $5.0 billion of our common stock. Our 2020 Share Repurchase Program does not have an expiration date. All share repurchases under our 2020 Share Repurchase Program will be retired. Under our 2020 Share Repurchase Program, we repurchased and retired approximately 2.2 million shares of our common stock at a cost of approximately $600.0 million during the three months ended March 31, 2021. Approximately $4.0 billion remained available under our 2020 Share Repurchase Program as of March 31, 2021.
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

Item 6.    Exhibits
The exhibits listed below are filed or furnished as part of this Quarterly Report on Form 10-Q.
EXHIBIT INDEX

Exhibit Number	Description of Exhibit
4.1	Third Supplemental Indenture, dated February 16, 2021, between Biogen Inc. and U.S. Bank National Association. Filed as Exhibit 4.2 to our Current Report on Form 8-K filed on February 16, 2021.

4.2	Form of 3.250% Senior Notes due 2051, in the form of a Global Note bearing a private placement legend. Filed as Exhibit 4.3 to our Current Report on Form 8-K filed on February 16, 2021.

4.3	Form of 3.250% Senior Notes due 2051, in the form of a Global Note bearing a Regulation S legend. Filed as Exhibit 4.4 to our Current Report on Form 8-K filed on February 16, 2021.

4.4
Registration Rights Agreement, dated February 16, 2021, between Biogen Inc. and Deutsche Bank Securities Inc. and Citigroup Global Markets, Inc. with respect to the 3.250% Senior Notes due 2051. Filed as Exhibit 4.5 to our Current Report on Form 8-K filed on February 16, 2021.

10.1†+
Joint Venture Agreement, dated December 6, 2011, by and between Samsung BioLogics Co., Ltd. and Biogen Therapeutics Inc. (f/k/a Biogen Idec Therapeutics Inc.), as amended February 28, 2012, September 29, 2014, and February 20, 2019.

31.1+	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1++	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101++	The following materials from Biogen Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flow, (v) the Condensed Consolidated Statements of Equity and (vi) Notes to Condensed Consolidated Financial Statements.

104++	The cover page from this Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline XBRL.

†    Certain confidential information contained in this exhibit has been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

+    Filed herewith

++    Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOGEN INC.

/s/ Michael R. McDonnell
Michael R. McDonnell
Chief Financial Officer
(principal financial officer)
April 22, 2021