Form 10-Q
period 2021-06-30
BIOGEN INC.
filed 2021-07-22
CIK 875045

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the issuer’s Common Stock, $0.0005 par value, outstanding as of July 21, 2021, was 149,033,443 shares.

BIOGEN INC.
FORM 10-Q — Quarterly Report
For the Quarterly Period Ended June 30, 2021

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
•the drivers for growing our business, including our plans and intention to commit resources relating to discovery, research and development programs and business development opportunities as well as the potential benefits and results of, and the anticipated completion of, certain business development transactions;
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
•our manufacturing capacity, use of third-party contract manufacturing organizations, plans and timing relating to changes in our manufacturing capabilities, activities in new or existing manufacturing facilities and the expected timeline for the Solothurn manufacturing facility to begin manufacturing products or product candidates and for the gene therapy manufacturing facility in Research Triangle Park, North Carolina to be operational;
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
ADUHELM™, BENEPALI™, FLIXABI™, FUMADERM™ and IMRALDI™ are trademarks of Biogen.
ENBREL®, EYLEA®, FAMPYRATM, GAZYVA®, HUMIRA®, LUCENTIS®, OCREVUS®, REMICADE® and other trademarks referenced in this report are the property of their respective owners.

PART I FINANCIAL INFORMATION

BIOGEN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited, in millions, except per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Revenue:
Product, net	$2,236.0	$2,795.7	$4,447.7	$5,700.3
Revenue from anti-CD20 therapeutic programs	440.0	478.3	829.0	998.7
Other	99.0	407.6	192.3	516.9
Total revenue	2,775.0	3,681.6	5,469.0	7,215.9
Cost and expense:
Cost of sales, excluding amortization and impairment of acquired intangible assets	459.7	411.1	937.8	865.5
Research and development	585.1	647.6	1,099.3	1,123.9
Selling, general and administrative	637.3	555.1	1,232.3	1,125.2
Amortization and impairment of acquired intangible assets	604.1	61.5	702.2	133.0
Collaboration profit sharing	(15.2)	21.8	53.3	93.5
(Gain) loss on fair value remeasurement of contingent consideration	0.3	10.0	(33.5)	5.5
Acquired in-process research and development	18.0	—	18.0	75.0
Total cost and expense	2,289.3	1,707.1	4,009.4	3,421.6
Income from operations	485.7	1,974.5	1,459.6	3,794.3
Other income (expense), net	96.4	63.0	(410.5)	(57.5)
Income before income tax expense and equity in loss of investee, net of tax	582.1	2,037.5	1,049.1	3,736.8
Income tax (benefit) expense	(409.1)	446.1	(364.9)	738.2
Equity in (income) loss of investee, net of tax	(34.3)	(15.1)	(16.1)	(0.4)
Net income	1,025.5	1,606.5	1,430.1	2,999.0
Net income (loss) attributable to noncontrolling interests, net of tax	577.0	64.4	571.4	57.8
Net income attributable to Biogen Inc.	$448.5	$1,542.1	$858.7	$2,941.2

Net income per share:
Basic earnings per share attributable to Biogen Inc.	$3.00	$9.60	$5.70	$17.65
Diluted earnings per share attributable to Biogen Inc.	$2.99	$9.59	$5.68	$17.61

Weighted-average shares used in calculating:
Basic earnings per share attributable to Biogen Inc.	149.7	160.6	150.8	166.7
Diluted earnings per share attributable to Biogen Inc.	150.1	160.9	151.2	167.0

See accompanying notes to these unaudited condensed consolidated financial statements.

BIOGEN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in millions)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Net income attributable to Biogen Inc.	$448.5	$1,542.1	$858.7	$2,941.2
Other comprehensive income:
Unrealized gains (losses) on securities available for sale, net of tax	(0.5)	8.7	(1.3)	0.9
Unrealized gains (losses) on cash flow hedges, net of tax	(11.0)	(51.2)	138.6	(17.4)
Gains (losses) on net investment hedges	(2.3)	(6.2)	20.1	16.8
Unrealized gains (losses) on pension benefit obligation, net of tax	0.4	0.1	2.4	0.9
Currency translation adjustment	15.9	16.9	(32.6)	(47.0)
Total other comprehensive income (loss), net of tax	2.5	(31.7)	127.2	(45.8)
Comprehensive income attributable to Biogen Inc.	451.0	1,510.4	985.9	2,895.4
Comprehensive income (loss) attributable to noncontrolling interests, net of tax	576.9	65.5	572.0	59.6
Comprehensive income	$1,027.9	$1,575.9	$1,557.9	$2,955.0

See accompanying notes to these unaudited condensed consolidated financial statements.

BIOGEN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in millions, except per share amounts)

	As of June 30, 2021	As of December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$1,742.0	$1,331.2
Marketable securities	1,308.8	1,278.9
Accounts receivable, net	1,688.0	1,913.8
Due from anti-CD20 therapeutic programs	422.2	413.5
Inventory	1,254.8	1,068.6
Other current assets	767.9	881.1
Total current assets	7,183.7	6,887.1
Marketable securities	915.1	772.1
Property, plant and equipment, net	3,442.2	3,411.5
Operating lease assets	402.5	433.3
Intangible assets, net	2,385.0	3,084.3
Goodwill	5,763.9	5,762.1
Deferred tax asset	1,849.9	1,369.5
Investments and other assets	2,528.1	2,899.0
Total assets	$24,470.4	$24,618.9
LIABILITIES AND EQUITY
Current liabilities:
Taxes payable	$230.9	$142.0
Accounts payable	375.3	454.9
Accrued expense and other	2,741.0	3,145.3
Total current liabilities	3,347.2	3,742.2
Notes payable	7,269.2	7,426.2
Deferred tax liability	918.9	1,032.8
Long-term operating lease liabilities	363.9	402.0
Other long-term liabilities	1,356.4	1,329.6
Total liabilities	13,255.6	13,932.8
Commitments and contingencies
Equity:
Biogen Inc. shareholders’ equity:
Preferred stock, par value $0.001 per share	—	—
Common stock, par value $0.0005 per share	0.1	0.1
Additional paid-in capital	—	—
Accumulated other comprehensive loss	(171.8)	(299.0)
Retained earnings	13,900.7	13,976.3
Treasury stock, at cost	(2,977.1)	(2,977.1)
Total Biogen Inc. shareholders’ equity	10,751.9	10,700.3
Noncontrolling interests	462.9	(14.2)
Total equity	11,214.8	10,686.1
Total liabilities and equity	$24,470.4	$24,618.9
See accompanying notes to these unaudited condensed consolidated financial statements.

BIOGEN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(unaudited, in millions)

	For the Six Months Ended June 30,
	2021	2020
Cash flow from operating activities:
Net income	$1,430.1	$2,999.0
Adjustments to reconcile net income to net cash flow from operating activities:
Depreciation and amortization	219.8	232.8
Impairment of intangible assets	585.9	—
Acquired in-process research and development	18.0	75.0
Share-based compensation	124.1	115.8
Gain on interest rate swap	—	(3.3)
Contingent consideration	(33.5)	5.5
Deferred income taxes	(622.8)	180.2
(Gain) loss on strategic investments	283.6	(39.7)
Loss on equity method investment	(16.1)	1.6
Other	112.4	83.7
Changes in operating assets and liabilities, net:
Accounts receivable	211.5	(268.8)
Due from anti-CD20 therapeutic programs	(8.7)	149.1
Inventory	(193.8)	(188.2)
Accrued expense and other current liabilities	(188.4)	(441.4)
Income tax assets and liabilities	171.5	504.6
Other changes in operating assets and liabilities, net	(97.3)	9.9
Net cash flow provided by operating activities	1,996.3	3,415.8
Cash flow from investing activities:
Proceeds from sales and maturities of marketable securities	1,452.7	3,879.9
Purchases of marketable securities	(1,626.9)	(3,753.9)
Purchase of Sangamo Therapeutics, Inc. stock	—	(141.8)
Proceeds from divestiture of Hillerød, Denmark manufacturing operations	28.1	—
Purchases of property, plant and equipment	(164.5)	(254.7)
Acquired in-process research and development	—	(75.0)
Acquisitions of intangible assets	—	(37.0)
Proceeds from sales of strategic investments	91.2	0.5
Other	2.0	(7.8)
Net cash flow used in investing activities	(217.4)	(389.8)
Cash flow from financing activities:
Purchases of treasury stock	(1,050.0)	(5,029.1)
Payments related to issuance of stock for share-based compensation arrangements, net	(14.2)	(19.2)
Repayment of borrowings and premiums paid on debt exchange	(170.0)	—
Proceeds from borrowings	—	2,967.3
Repayment of borrowings	—	(1,500.0)
Cash proceeds from settlement of swap	—	3.3
Net distribution to noncontrolling interest	(94.8)	—
Other	(20.5)	19.0
Net cash flow used in financing activities	(1,349.5)	(3,558.7)
Net increase (decrease) in cash and cash equivalents	429.4	(532.7)
Effect of exchange rate changes on cash and cash equivalents	(18.6)	3.9
Cash and cash equivalents, beginning of the period	1,331.2	2,913.7
Cash and cash equivalents, end of the period	$1,742.0	$2,384.9

See accompanying notes to these unaudited condensed consolidated financial statements.

BIOGEN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited, in millions)

	Preferred stock		Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings	Treasury stock		Total Biogen Inc. shareholders’ equity	Noncontrolling interests	Total equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance, March 31, 2021	—	$—	174.4	$0.1	$—	$(174.3)	$13,833.5	(23.8)	$(2,977.1)	$10,682.2	$(19.0)	$10,663.2
Net income	—	—	—	—	—	—	448.5	—	—	448.5	577.0	1,025.5
Other comprehensive income (loss), net of tax	—	—	—	—	—	2.5	—	—	—	2.5	(0.1)	2.4
Capital contribution by noncontrolling interest	—	—	—	—	—	—	—	—	—	—	5.0	5.0
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	—	—	(100.0)	(100.0)
Repurchase of common stock pursuant to the 2020 Share Repurchase Program, at cost	—	—	—	—	—	—	—	(1.6)	(450.0)	(450.0)	—	(450.0)
Retirement of common stock pursuant to the 2020 Share Repurchase Program, at cost	—	—	(1.6)	—	(69.5)	—	(380.5)	1.6	450.0	—	—	—
Issuance of common stock under stock option and stock purchase plans	—	—	0.1	—	13.7	—	—	—	—	13.7	—	13.7
Issuance of common stock under stock award plan	—	—	—	—	—	—	(0.8)	—	—	(0.8)	—	(0.8)
Compensation related to share-based payments	—	—	—	—	55.8	—	—	—	—	55.8	—	55.8
Other	—	—	—	—	—	—	—	—	—	—	—	—
Balance, June 30, 2021	—	$—	172.9	$0.1	$—	$(171.8)	$13,900.7	(23.8)	$(2,977.1)	$10,751.9	$462.9	$11,214.8

See accompanying notes to these unaudited condensed consolidated financial statements.

BIOGEN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY - (Continued)
(unaudited, in millions)

	Preferred stock		Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings	Treasury stock		Total Biogen Inc. shareholders’ equity	Noncontrolling interests	Total equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance, December 31, 2020	—	$—	176.2	$0.1	$—	$(299.0)	$13,976.3	(23.8)	$(2,977.1)	$10,700.3	$(14.2)	$10,686.1
Net income	—	—	—	—	—	—	858.7	—	—	858.7	571.4	1,430.1
Other comprehensive income (loss), net of tax	—	—	—	—	—	127.2	—	—	—	127.2	0.6	127.8
Capital contribution by noncontrolling interest	—	—	—	—	—	—	—	—	—	—	5.1	5.1
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	—	—	(100.0)	(100.0)
Repurchase of common stock pursuant to the 2020 Share Repurchase Program, at cost	—	—	—	—	—	—	—	(3.8)	(1,050.0)	(1,050.0)	—	(1,050.0)
Retirement of common stock pursuant to the 2020 Share Repurchase Program, at cost	—	—	(3.8)	—	(163.3)	—	(886.7)	3.8	1,050.0	—	—	—
Issuance of common stock under stock option and stock purchase plans	—	—	0.2	—	33.4	—	—	—	—	33.4	—	33.4
Issuance of common stock under stock award plan	—	—	0.3	—	—	—	(47.6)	—	—	(47.6)	—	(47.6)
Compensation related to share-based payments	—	—	—	—	128.4	—	—	—	—	128.4	—	128.4
Other	—	—	—	—	1.5	—	—	—	—	1.5	—	1.5
Balance, June 30, 2021	—	$—	172.9	$0.1	$—	$(171.8)	$13,900.7	(23.8)	$(2,977.1)	$10,751.9	$462.9	$11,214.8

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
Our marketed products include TECFIDERA, VUMERITY, AVONEX, PLEGRIDY, TYSABRI and FAMPYRA for the treatment of MS; SPINRAZA for the treatment of SMA; ADUHELM for the treatment of Alzheimer's disease; and FUMADERM for the treatment of severe plaque psoriasis. We have certain business and financial rights with respect to RITUXAN for the treatment of non-Hodgkin's lymphoma, chronic lymphocytic leukemia (CLL) and other conditions; RITUXAN HYCELA for the treatment of non-Hodgkin's lymphoma and CLL; GAZYVA for the treatment of CLL and follicular lymphoma; OCREVUS for the treatment of primary progressive MS and relapsing MS; and other potential anti-CD20 therapies pursuant to our collaboration arrangements with Genentech, Inc. (Genentech), a wholly-owned member of the Roche Group. For additional information on our collaboration arrangements with Genentech, please read Note 18, Collaborative and Other Relationships, to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020 (2020 Form 10-K).
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
Basis of Presentation
In the opinion of management, our condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair statement of our financial statements for interim periods in accordance with accounting principles generally accepted in the United States (U.S. GAAP). The information included in this quarterly report on Form 10-Q should be read in conjunction with our audited consolidated financial statements and the accompanying notes included in our 2020 Form 10-K. Our accounting policies are described in the Notes to Consolidated Financial Statements in our 2020 Form 10-K and updated, as necessary, in this report. The year-end condensed consolidated balance sheet data presented for comparative purposes was derived from our audited financial statements, but does not include all disclosures required by U.S. GAAP. The results of operations for the three and six months ended June 30, 2021, are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.
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
Use of Estimates
The preparation of our condensed consolidated financial statements requires us to make estimates, judgments and assumptions that may affect the reported amounts of assets, liabilities, equity, revenue and expense and related disclosure of contingent assets and liabilities. On an ongoing basis we evaluate our estimates, judgments and assumptions. We base our estimates on historical experience and on various other assumptions that we believe are reasonable, the results of which form the basis for making judgments about the carrying values of assets, liabilities and equity and the amount of revenue and expense. Actual results may differ from these estimates.
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
3.    Revenue
Product Revenue
Revenue by product is summarized as follows:

	For the Three Months Ended June 30,
	2021			2020
(In millions)	United States	Rest of World	Total	United States	Rest of World	Total
Multiple Sclerosis (MS):
Fumarate*	$269.1	$309.4	$578.5	$921.7	$268.6	$1,190.3
Interferon**	257.4	143.0	400.4	345.6	135.8	481.4
TYSABRI	299.8	224.4	524.2	244.1	187.9	432.0
FAMPYRA	—	26.1	26.1	—	23.0	23.0
Subtotal: MS product revenue	826.3	702.9	1,529.2	1,511.4	615.3	2,126.7

Spinal Muscular Atrophy:
SPINRAZA	149.3	350.4	499.7	210.3	284.3	494.6

Alzheimer's disease:
ADUHELM***	1.6	—	1.6	—	—	—

Biosimilars:
BENEPALI	—	121.5	121.5	—	106.2	106.2
IMRALDI	—	55.6	55.6	—	44.8	44.8
FLIXABI	—	25.3	25.3	—	20.6	20.6
Subtotal: Biosimilar product revenue	—	202.4	202.4	—	171.6	171.6

Other:
FUMADERM	—	3.1	3.1	—	2.8	2.8
Total product revenue	$977.2	$1,258.8	$2,236.0	$1,721.7	$1,074.0	$2,795.7

*Fumarate includes TECFIDERA and VUMERITY.
**Interferon includes AVONEX and PLEGRIDY.
*** In June 2021 the U.S. Food and Drug Administration (FDA) granted accelerated approval of ADUHELM, which became commercially available in the United States (U.S.) during the second quarter of 2021. For additional information, please read Note 16, Collaborative and Other Relationships - Eisai Co., Ltd. - ADUHELM Collaboration Agreement, to these condensed consolidated financial statements.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

	For the Six Months Ended June 30,
	2021			2020
(In millions)	United States	Rest of World	Total	United States	Rest of World	Total
Multiple Sclerosis (MS):
Fumarate*	$505.1	$626.3	$1,131.4	$1,699.2	$591.9	$2,291.1
Interferon**	499.2	301.7	800.9	638.2	309.2	947.4
TYSABRI	573.1	454.4	1,027.5	521.8	432.6	954.4
FAMPYRA	—	52.7	52.7	—	51.3	51.3
Subtotal: MS product revenue	1,577.4	1,435.1	3,012.5	2,859.2	1,385.0	4,244.2

Spinal Muscular Atrophy:
SPINRAZA	298.0	722.2	1,020.2	445.7	613.9	1,059.6

Alzheimer's disease:
ADUHELM***	1.6	—	1.6	—	—	—

Biosimilars:
BENEPALI	—	243.2	243.2	—	239.7	239.7
IMRALDI	—	113.5	113.5	—	106.4	106.4
FLIXABI	—	50.8	50.8	—	44.3	44.3
Subtotal: Biosimilar product revenue	—	407.5	407.5	—	390.4	390.4

Other:
FUMADERM	—	5.9	5.9	—	6.1	6.1
Total product revenue	$1,877.0	$2,570.7	$4,447.7	$3,304.9	$2,395.4	$5,700.3

*Fumarate includes TECFIDERA and VUMERITY.
**Interferon includes AVONEX and PLEGRIDY.
*** In June 2021 the FDA granted accelerated approval of ADUHELM, which became commercially available in the U.S. during the second quarter of 2021. For additional information, please read Note 16, Collaborative and Other Relationships - Eisai Co., Ltd. - ADUHELM Collaboration Agreement, to these condensed consolidated financial statements.
We recognized revenue from two wholesalers accounting for 30.2% and 9.9% of gross product revenue for the three months ended June 30, 2021, and 30.1% and 9.6% of gross product revenue for the six months ended June 30, 2021.
We recognized revenue from two wholesalers accounting for 31.7% and 17.9% of gross product revenue for the three months ended June 30, 2020, and 30.8% and 16.2% of gross product revenue for the six months ended June 30, 2020.
An analysis of the change in reserves for discounts and allowances is summarized as follows:

(In millions)	Discounts	Contractual Adjustments	Returns	Total
Balance, December 31, 2020	$141.4	$1,093.0	$41.6	$1,276.0
Current provisions relating to sales in current year	375.6	1,577.0	7.4	1,960.0
Adjustments relating to prior years	1.1	(51.5)	1.6	(48.8)
Payments/credits relating to sales in current year	(275.5)	(906.9)	—	(1,182.4)
Payments/credits relating to sales in prior years	(119.2)	(676.4)	(6.9)	(802.5)
Balance, June 30, 2021	$123.4	$1,035.2	$43.7	$1,202.3

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
The total reserves above, which are included in our condensed consolidated balance sheets, are summarized as follows:

(In millions)	As of June 30, 2021	As of December 31, 2020
Reduction of accounts receivable	$160.2	$195.4
Component of accrued expense and other	1,042.1	1,080.6
Total revenue-related reserves	$1,202.3	$1,276.0
Revenue from Anti-CD20 Therapeutic Programs
Revenue from anti-CD20 therapeutic programs are summarized in the table below. For the purposes of this footnote, we refer to RITUXAN and RITUXAN HYCELA collectively as RITUXAN.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In millions)	2021	2020	2021	2020
Biogen’s share of pre-tax profits in the U.S. for RITUXAN and GAZYVA	$178.8	$257.5	$352.9	$598.8
Other revenue from anti-CD20 therapeutic programs	261.2	220.8	476.1	399.9
Total revenue from anti-CD20 therapeutic programs	$440.0	$478.3	$829.0	$998.7
For additional information on our collaboration arrangements with Genentech, please read Note 18, Collaborative and Other Relationships, to our consolidated financial statements included in our 2020 Form 10-K.
Other Revenue
Other revenue is summarized as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In millions)	2021	2020	2021	2020
Revenue from collaborative and other relationships:
Revenue earned under our technical development agreement, manufacturing services agreements and royalty revenue on biosimilar products with Samsung Bioepis	$5.5	$4.5	$9.4	$8.2
Other revenue from collaborative and other relationships	—	0.5	—	0.7
Other royalty and corporate revenue:
Royalty	6.4	7.1	12.6	18.5
Other corporate	87.1	395.5	170.3	489.5
Total other revenue	$99.0	$407.6	$192.3	$516.9
We receive royalties from net sales on products related to patents that we have out-licensed and we record other corporate revenue primarily from amounts earned under contract manufacturing agreements.
4.    Inventory
The components of inventory are summarized as follows:

(In millions)	As of June 30, 2021	As of December 31, 2020
Raw materials	$328.0	$314.9
Work in process	723.0	544.5
Finished goods	203.8	209.2
Total inventory	$1,254.8	$1,068.6

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
5.    Intangible Assets and Goodwill
Intangible Assets
Intangible assets, net of accumulated amortization, impairment charges and adjustments are summarized as follows:

		As of June 30, 2021			As of December 31, 2020
(In millions)	Estimated Life	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Completed technology	4-28 years	$7,394.3	$(5,252.7)	$2,141.6	$7,394.3	$(5,136.5)	$2,257.8
In-process research and development	Indefinite until commercialization	179.4	—	179.4	762.5	—	762.5
Trademarks and trade names	Indefinite	64.0	—	64.0	64.0	—	64.0
Total intangible assets		$7,637.7	$(5,252.7)	$2,385.0	$8,220.8	$(5,136.5)	$3,084.3
For the three and six months ended June 30, 2021, amortization and impairment of acquired intangible assets totaled $604.1 million and $702.2 million, respectively, compared to $61.5 million and $133.0 million, respectively, in the prior year comparative periods.
For the three and six months ended June 30, 2021, amortization and impairment of acquired intangible assets reflects a $350.0 million impairment charge related to BIIB111 (timrepigene emparvovec) for the potential treatment of choroideremia and a $191.6 million impairment charge related to BIIB112 (cotoretigene toliparvovec) for the potential treatment of X-linked retinitis pigmentosa.
For the six months ended June 30, 2021, amortization and impairment of acquired intangible assets also reflects a $44.3 million impairment charge related to vixotrigine (BIIB074) for the potential treatment of trigeminal neuralgia (TGN).
For the three and six months ended June 30, 2020, we had no impairment charges.
Completed Technology
Completed technology primarily relates to our acquisition of all remaining rights to TYSABRI as well as other amounts related to our other marketed products and programs acquired through business combinations.
IPR&D Related to Business Combinations
IPR&D represents the fair value assigned to research and development assets that we acquired as part of a business combination and had not yet reached technological feasibility at the date of acquisition. Included in IPR&D balances are adjustments related to foreign currency exchange rate fluctuations. We review amounts capitalized as acquired IPR&D for impairment annually, as of October 31, and whenever events or changes in circumstances indicate to us that the carrying value of the assets might not be recoverable. The carrying value associated with our IPR&D assets as of June 30, 2021, relates to the various IPR&D programs we acquired in connection with our acquisitions of Nightstar Therapeutics plc (NST) and Convergence Pharmaceuticals Holdings Ltd. (Convergence). For additional information on our acquisition of NST, please read Note 2, Acquisitions, to our consolidated financial statements included in our 2020 Form 10-K.
Vixotrigine
In the periods since we acquired vixotrigine, there have been numerous delays in the initiation of Phase 3 studies for the potential treatment of TGN and for the potential treatment of diabetic painful neuropathy (DPN), another form of neuropathic pain. We have engaged with the FDA regarding the design of the Phase 3 studies of vixotrigine for the potential treatment of TGN and DPN and now plan to perform an additional clinical trial of vixotrigine before initiating a Phase 3 study of DPN.
The performance of this additional clinical trial has delayed the initiation of the Phase 3 studies of vixotrigine for the potential treatment of TGN, and, as a result, we recognized an impairment charge of $44.3 million related to vixotrigine for the potential treatment of TGN during the first quarter of 2021. As of June 30, 2021, the carrying value associated with our remaining vixotrigine IPR&D assets was $136.0 million, all of which is related to DPN.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
BIIB111 and BIIB112
During the fourth quarter of 2020 we recognized an impairment charge of $115.0 million related to BIIB111 as a result of third-party manufacturing delays that impacted the timing and increased the costs associated with advancing BIIB111 through Phase 3 development.
During the second quarter of 2021 we announced that our Phase 3 STAR study of BIIB111 did not meet its primary or key secondary endpoints. We reassessed the fair value of the program based on the results of this study and recognized an impairment charge of $350.0 million during the second quarter of 2021, which resulted in a reduction of the IPR&D asset from $365.0 million to $15.0 million.
During the second quarter of 2021 we announced that our Phase 2/3 XIRIUS study of BIIB112 did not meet its primary endpoint; however, positive trends were observed across several clinically relevant prespecified secondary endpoints. We reassessed the fair value of the program based on the results of this study and recognized an impairment charge of $191.6 million during the second quarter of 2021, which resulted in a reduction of the IPR&D asset from $220.0 million to $28.4 million.
We are evaluating the results of our Phase 3 STAR study of BIIB111 and our Phase 2/3 XIRIUS study of BIIB112, including evaluation of any future development activities we may perform. Our estimates of the current fair values of the BIIB111 and BIIB112 programs were derived by using a discounted, probability-weighted calculation of future estimated cash flows associated with the programs under multiple scenarios, including the possibility that we will cease further development of BIIB111 and/or BIIB112, which could result in further impairment of these assets. The key assumptions in our estimates are the amount and timing of revenue, probability of technical and regulatory success, discount rate and clinical data associated with the programs.
In addition, we have entered into third-party manufacturing agreements related to the BIIB111 and BIIB112 programs and we may incur a financial penalty if these agreements are terminated. Should we decide to terminate either or both of these programs and/or manufacturing agreements, we will likely incur impairment charges related to the remaining book value of the applicable program as well as charges up to, in the aggregate, approximately $30.0 million related to our inventory arrangements and other costs associated with discontinuing these programs.
Estimated Future Amortization of Intangible Assets
The estimated future amortization of finite-lived intangible assets for the next five years is expected to be as follows:

(In millions)	As of June 30, 2021
2021 (remaining six months)	$110.0
2022	215.0
2023	215.0
2024	225.0
2025	220.0
2026	200.0
Goodwill
The following table provides a roll forward of the changes in our goodwill balance:

(In millions)	As of June 30, 2021
Goodwill, December 31, 2020	$5,762.1
Other	1.8
Goodwill, June 30, 2021	$5,763.9
As of June 30, 2021, we had no accumulated impairment losses related to goodwill. Other includes adjustments related to foreign currency exchange rate fluctuations.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
6.    Fair Value Measurements
The tables below present information about our assets and liabilities that are regularly measured and carried at fair value and indicate the level within the fair value hierarchy of the valuation techniques we utilized to determine such fair value:

	As of June 30, 2021
(In millions)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$1,180.2	$—	$1,180.2	$—
Marketable debt securities:
Corporate debt securities	1,382.5	—	1,382.5	—
Government securities	688.6	—	688.6	—
Mortgage and other asset backed securities	152.8	—	152.8	—
Marketable equity securities	1,593.5	273.3	1,320.2	—
Derivative contracts	20.8	—	20.8	—
Plan assets for deferred compensation	33.7	—	33.7	—
Total	$5,052.1	$273.3	$4,778.8	$—
Liabilities:
Derivative contracts	$72.4	$—	$72.4	$—
Contingent consideration obligations	226.3	—	—	226.3
Total	$298.7	$—	$72.4	$226.3

	As of December 31, 2020
(In millions)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$626.9	$—	$626.9	$—
Marketable debt securities:
Corporate debt securities	1,301.5	—	1,301.5	—
Government securities	627.1	—	627.1	—
Mortgage and other asset backed securities	122.4	—	122.4	—
Marketable equity securities	1,974.3	271.1	1,703.2	—
Derivative contracts	20.5	—	20.5	—
Plan assets for deferred compensation	28.2	—	28.2	—
Total	$4,700.9	$271.1	$4,429.8	$—
Liabilities:
Derivative contracts	$217.2	$—	$217.2	$—
Contingent consideration obligations	259.8	—	—	259.8
Total	$477.0	$—	$217.2	$259.8
There have been no material impairments of our assets measured and carried at fair value during the three and six months ended June 30, 2021. In addition, there have been no changes in valuation techniques during the three and six months ended June 30, 2021. The fair value of Level 2 instruments classified as cash equivalents and marketable debt securities was determined through third-party pricing services. The fair value of Level 2 instruments classified as marketable equity securities represents our investments in the common stock of Sangamo Therapeutics, Inc. (Sangamo), Denali Therapeutics Inc. (Denali) and Sage Therapeutics, Inc. (Sage) and are valued using an option pricing valuation model as the investments are each subject to certain holding period restrictions. The holding period restrictions for a portion of our Sangamo investment expired during the second quarter of 2021.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
The fair value of this portion of our Sangamo investment was a Level 1 measurement as of June 30, 2021. For additional information on our investments in Sangamo, Denali and Sage common stock, please read Note 7, Financial Instruments, to these condensed consolidated financial statements.
For a description of our validation procedures related to prices provided by third-party pricing services and our option pricing valuation model, please read Note 1, Summary of Significant Accounting Policies - Fair Value Measurements, to our consolidated financial statements included in our 2020 Form 10-K.
The following tables summarize the significant unobservable inputs in the fair value measurement of our contingent consideration obligations as of June 30, 2021 and December 31, 2020:

	As of June 30, 2021
(In millions)	Fair Value	Valuation Technique	Unobservable Input(s)	Range	Weighted Average
Liabilities:
Contingent consideration obligation	$226.3	Discounted cash flow	Discount rate	0.68%	0.68%
			Expected timing of achievement of development milestones	2022 to 2027	—

	As of December 31, 2020
(In millions)	Fair Value	Valuation Technique	Unobservable Input(s)	Range	Weighted Average
Liabilities:
Contingent consideration obligation	$259.8	Discounted cash flow	Discount rate	0.60%	0.60%
			Expected timing of achievement of development milestones	2021 to 2025	—
The weighted average discount rate was calculated based on the relative fair value of our contingent consideration obligations. In addition, we apply various probabilities of technological and regulatory success, ranging from 21.7% to certain probability, to the valuation models to estimate the fair values of our contingent consideration obligations.
Nonrecurring Fair Value Measurements
In addition to assets and liabilities that are recorded at fair value on a recurring basis, we record assets and liabilities at fair value on a nonrecurring basis as required by U.S. GAAP. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges.
The gains or losses on assets measured at fair value on a nonrecurring basis, are summarized as follows:

	As of June 30, 2021
(In millions)	Beginning Book Value	Impairment	Ending Book Value
BIIB111 intangible asset	$365.0	$(350.0)	$15.0
BIIB112 intangible asset	220.0	(191.6)	28.4
For the three and six months ended June 30, 2021, we recorded a partial impairment charge of $350.0 million related to BIIB111 and $191.6 million related to BIIB112. For additional information, please read Note 5, Intangible Assets and Goodwill, to these condensed consolidated financial statements.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
Debt Instruments
The fair and carrying values of our debt instruments, which are Level 2 liabilities, are summarized as follows:

	As of June 30, 2021		As of December 31, 2020
(In millions)	Fair Value	Carrying Value	Fair Value	Carrying Value
3.625% Senior Notes due September 15, 2022	$1,037.8	$998.5	$1,054.1	$997.9
4.050% Senior Notes due September 15, 2025	1,945.3	1,742.0	2,003.1	1,741.2
2.250% Senior Notes due May 1, 2030	1,503.3	1,491.6	1,557.2	1,491.1
5.200% Senior Notes due September 15, 2045 (1)	1,483.1	1,099.7	2,365.1	1,723.4
3.150% Senior Notes due May 1, 2050	1,471.1	1,472.9	1,536.4	1,472.6
3.250% Senior Notes due February 15, 2051 (1)	700.1	464.5	—	—
Total	$8,140.7	$7,269.2	$8,515.9	$7,426.2

(1) In February 2021 we completed a private offer to exchange (Exchange Offer) our tendered 5.200% Senior Notes due September 15, 2045 (2045 Senior Notes), whereby approximately $624.6 million of our 2045 Senior Notes were exchanged for approximately $700.7 million of a new series of 3.250% Senior Notes due February 15, 2051 (2051 Senior Notes). For additional information on our Exchange Offer, please read Note 10, Indebtedness, to these condensed consolidated financial statements.
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
Contingent Consideration Obligations
In connection with our acquisitions of Convergence and Biogen International Neuroscience GmbH, we agreed to make additional payments based upon the achievement of certain milestone events. The following table provides a roll forward of the fair values of our contingent consideration obligations, which includes Level 3 measurements:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In millions)	2021	2020	2021	2020
Fair value, beginning of period	$226.0	$341.6	$259.8	$346.1
Changes in fair value	0.3	10.0	(33.5)	5.5
Fair value, end of period	$226.3	$351.6	$226.3	$351.6
As of June 30, 2021 and December 31, 2020, approximately $226.3 million and $110.3 million, respectively, of the fair value of our total contingent consideration obligations was reflected as a component of other long-term liabilities in our condensed consolidated balance sheets with the remaining balance reflected as a component of accrued expense and other.
For the three and six months ended June 30, 2021, changes in the fair value of our contingent consideration obligations were primarily due to delays in the expected timing of the achievement of certain remaining developmental milestones related to our vixotrigine programs.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
7.    Financial Instruments
The following table summarizes our financial assets with maturities of less than 90 days from the date of purchase included in cash and cash equivalents in our condensed consolidated balance sheets:

(In millions)	As of June 30, 2021	As of December 31, 2020
Commercial paper	$130.0	$61.1
Overnight reverse repurchase agreements	297.8	37.4
Money market funds	725.9	505.1
Short-term debt securities	26.5	23.3
Total	$1,180.2	$626.9
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
Our marketable equity securities gains (losses) are recorded in other income (expense), net in our condensed consolidated statements of income. The following tables summarize our marketable debt and equity securities, classified as available for sale:

	As of June 30, 2021
(In millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable debt securities
Corporate debt securities:
Current	$1,072.2	$0.3	$(0.4)	$1,072.1
Non-current	309.9	0.6	(0.1)	310.4
Government securities:
Current	236.5	0.1	—	236.6
Non-current	452.1	0.2	(0.3)	452.0
Mortgage and other asset backed securities:
Current	0.2	—	—	0.2
Non-current	152.7	0.2	(0.3)	152.6
Total marketable debt securities	$2,223.6	$1.4	$(1.1)	$2,223.9

Marketable equity securities
Marketable equity securities, non-current	$1,168.9	$607.6	$(183.0)	$1,593.5
Total marketable equity securities	$1,168.9	$607.6	$(183.0)	$1,593.5

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

	As of December 31, 2020
(In millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable debt securities
Corporate debt securities:
Current	$897.8	$0.4	$(0.2)	$898.0
Non-current	402.5	1.1	(0.1)	403.5
Government securities:
Current	380.6	0.1	—	380.7
Non-current	245.9	0.5	—	246.4
Mortgage and other asset backed securities:
Current	0.2	—	—	0.2
Non-current	122.1	0.2	(0.1)	122.2
Total marketable debt securities	$2,049.1	$2.3	$(0.4)	$2,051.0

Marketable equity securities
Marketable equity securities, current	$70.6	$15.9	$—	$86.5
Marketable equity securities, non-current	1,168.9	733.8	(14.9)	1,887.8
Total marketable equity securities	$1,239.5	$749.7	$(14.9)	$1,974.3
Summary of Contractual Maturities: Available-for-Sale Debt Securities
The estimated fair value and amortized cost of our marketable debt securities available-for-sale by contractual maturity are summarized as follows:

	As of June 30, 2021		As of December 31, 2020
(In millions)	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost
Due in one year or less	$1,308.8	$1,308.9	$1,278.9	$1,278.6
Due after one year through five years	870.9	870.5	722.6	721.3
Due after five years	44.2	44.2	49.5	49.2
Total marketable debt securities	$2,223.9	$2,223.6	$2,051.0	$2,049.1
The average maturity of our marketable debt securities available-for-sale as of June 30, 2021 and December 31, 2020, was approximately 13 months and 11 months, respectively.
Proceeds from Marketable Debt Securities
The proceeds from maturities and sales of marketable debt securities and resulting realized gains and losses are summarized as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In millions)	2021	2020	2021	2020
Proceeds from maturities and sales	$633.5	$1,490.6	$1,452.7	$3,879.9
Realized gains	0.1	6.1	0.3	11.8
Realized losses	(0.5)	(5.2)	(1.2)	(24.3)
Strategic Investments
As of June 30, 2021 and December 31, 2020, our strategic investment portfolio was comprised of investments totaling $1,647.8 million and $2,024.6 million, respectively, which are included in investments and other assets in our condensed consolidated balance sheets.
Our strategic investment portfolio includes investments in equity securities of certain biotechnology companies, which are reflected within our disclosures included in Note 6, Fair Value Measurements, to these condensed

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
consolidated financial statements, venture capital funds where the underlying investments are in equity securities of certain biotechnology companies and non-marketable equity securities.
The increase in our strategic investment portfolio for the three months ended June 30, 2021, was primarily due to an increase in the fair value of our investment in Denali, partially offset by decreases in the fair values of our investments in Ionis Pharmaceuticals, Inc. (Ionis), Sage and Sangamo common stock. The decrease in our strategic investment portfolio for the six months ended June 30, 2021, was primarily due to decreases in the fair values of our investments in Ionis, Sage, Denali and Sangamo common stock.
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
Sangamo Therapeutics, Inc.
In February 2020 we entered into a collaboration and license agreement with Sangamo. In connection with the closing of this transaction in April 2020 we purchased $225.0 million of Sangamo common stock, or approximately 24 million shares at approximately $9.21 per share, of which approximately 12 million shares remain subject to transfer restrictions as of June 30, 2021. This equity method investment will be remeasured each reporting period and carried at fair value due to our election of the fair value option. The effects of certain holding period restrictions on the investment are estimated using an option pricing valuation model. The most significant assumptions within the model are the term of the restrictions and the stock price volatility, which is based upon historical volatility of similar companies. We also use a constant maturity risk free-interest rate to match the remaining term of the restrictions on our investment in Sangamo’s common stock and a dividend yield of zero based upon the fact that Sangamo and similar companies generally have not historically granted cash dividends.
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
Foreign currency forward contracts in effect as of June 30, 2021 and December 31, 2020, had durations of 1 to 18 months and 1 to 24 months, respectively. These contracts have been designated as cash flow hedges and unrealized gains or losses on the portion of these foreign currency forward contracts that are included in the effectiveness test are reported in accumulated other comprehensive income (loss) (referred to as AOCI in the tables below). Realized gains and losses of such contracts are recognized in revenue when the sale of product in the currency being hedged is recognized and in operating expense when the expense in the currency being hedged is recorded. We recognize all cash flow hedge reclassifications from accumulated other comprehensive income (loss) and fair value changes of excluded portions in the same line item in our condensed consolidated statements of income that has been impacted by the hedged item.
The notional value of foreign currency forward contracts that were entered into to hedge forecasted revenue and operating expense is summarized as follows:

	Notional Amount
(In millions)	As of June 30, 2021	As of December 31, 2020
Euro	$2,269.2	$2,979.1
British pound	128.6	250.6
Swiss franc	109.9	—
Japanese yen	62.5	—
Canadian dollar	53.3	—
Total foreign currency forward contracts	$2,623.5	$3,229.7
The pre-tax portion of the fair value of these foreign currency forward contracts that were included in accumulated other comprehensive income (loss) in total equity as of June 30, 2021, reflected aggregate net unrealized losses of $53.7 million, composed of gross unrealized losses of approximately $67.0 million and gross unrealized gains of approximately $13.3 million, compared to aggregate net unrealized losses of $212.5 million as of December 31, 2020. We expect the net unrealized losses of $53.7 million to be settled over the next 18 months, of which $58.2 million of unrealized losses are expected to be settled over the next 12 months, with any amounts in accumulated other comprehensive income (loss) to be reported as an adjustment to revenue or operating expense. We consider the impact of our and our counterparties’ credit risk on the fair value of the contracts as well as the ability of each party to execute its contractual obligations. As of June 30, 2021 and December 31, 2020, credit risk did not materially change the fair value of our foreign currency forward contracts.
The following tables summarize the effect of foreign currency forward contracts designated as hedging instruments in our condensed consolidated statements of income:

For the Three Months Ended June 30,
Net Gains/(Losses) Reclassified from AOCI into Operating Income (in millions)			Net Gains/(Losses) Recognized in Operating Income (in millions)
Location	2021	2020	Location	2021	2020
Revenue	$(30.7)	$23.7	Revenue	$(0.8)	$(1.6)
Operating expense	0.4	—	Operating expense	(0.3)	(0.2)

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

For the Six Months Ended June 30,
Net Gains/(Losses) Reclassified from AOCI into Operating Income (in millions)			Net Gains/(Losses) Recognized in Operating Income (in millions)
Location	2021	2020	Location	2021	2020
Revenue	$(53.8)	$50.7	Revenue	$(3.8)	$7.7
Operating expense	—	(0.1)	Operating expense	(0.4)	(1.1)
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
In order to mitigate the currency fluctuations between the U.S. dollar and South Korean won, we have entered into foreign currency forward contracts. Foreign currency forward contracts in effect as of June 30, 2021, had a remaining duration of four months. These contracts have been designated as net investment hedges. We recognize changes in the spot exchange rate in accumulated other comprehensive income (loss). The pre-tax portion of the fair value of these foreign currency forward contracts that were included in accumulated other comprehensive income (loss) in total equity reflected net gains of $0.1 million and net losses of $21.2 million as of June 30, 2021 and December 31, 2020, respectively. We exclude fair value changes related to the forward rate from our hedging relationship and will amortize the forward points in other income (expense), net in our condensed consolidated statements of income over the term of the contract. The pre-tax portion of the fair value of the forward points that were included in accumulated other comprehensive income (loss) in total equity reflected gains of $0.1 million and $0.2 million as of June 30, 2021 and December 31, 2020, respectively.
The following tables summarize the effect of our net investment hedge in our condensed consolidated financial statements:

For the Three Months Ended June 30,
Net Gains/(Losses) Recognized in Other Comprehensive Income (Effective Portion) (in millions)			Net Gains/(Losses) Recognized in Other Comprehensive Income (Amounts Excluded from Effectiveness Testing) (in millions)			Net Gains/(Losses) Recognized in Net Income (Amounts Excluded from Effectiveness Testing) (in millions)
Location	2021	2020	Location	2021	2020	Location	2021	2020
Gains (losses) on net investment hedge	$(2.5)	$(8.8)	Gains (losses) on net investment hedge	$0.3	$3.5	Other income (expense)	$—	$0.8

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

For the Six Months Ended June 30,
Net Gains/(Losses) Recognized in Other Comprehensive Income (Effective Portion) (in millions)			Net Gains/(Losses) Recognized in Other Comprehensive Income (Amounts Excluded from Effectiveness Testing) (in millions)			Net Gains/(Losses) Recognized in Net Income (Amounts Excluded from Effectiveness Testing) (in millions)
Location	2021	2020	Location	2021	2020	Location	2021	2020
Gains (losses) on net investment hedge	$21.3	$15.4	Gains (losses) on net investment hedge	$(1.1)	$3.2	Other income (expense)	$0.1	$1.7
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
The aggregate notional amount of these outstanding foreign currency forward contracts was $1,205.1 million and $1,158.0 million as of June 30, 2021 and December 31, 2020, respectively. Net gains of $4.8 million and net losses of $12.6 million related to these contracts were recorded as a component of other income (expense), net for the three and six months ended June 30, 2021, respectively, compared to net gains of $8.3 million and $5.9 million, respectively, in the prior year comparative periods.
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
The following table summarizes the fair value and presentation in our condensed consolidated balance sheets of our outstanding derivative instruments, including those designated as hedging instruments:

(In millions)	Balance Sheet Location	As of June 30, 2021	As of December 31, 2020
Cash Flow Hedging Instruments:
Asset derivative instruments	Other current assets	$9.7	$—
	Investments and other assets	7.4	—
Liability derivative instruments	Accrued expense and other	55.2	157.1
	Other long-term liabilities	—	35.7

Net Investment Hedging Instruments:
Asset derivative instruments	Other current assets	0.4	—
Liability derivative instruments	Accrued expense and other	—	19.7

Other Derivative Instruments:
Asset derivative instruments	Other current assets	3.3	20.5
Liability derivative instruments	Accrued expense and other	17.2	4.7
9.    Property, Plant and Equipment
Property, plant and equipment are recorded at historical cost, net of accumulated depreciation. Accumulated depreciation on property, plant and equipment was $1,880.3 million and $1,782.3 million as of June 30, 2021 and December 31, 2020, respectively. For the three and six months ended June 30, 2021, depreciation expense totaled $54.7 million and $103.5 million, respectively, compared to $51.3 million and $99.7 million, respectively, in the prior year comparative periods.
Solothurn, Switzerland Manufacturing Facility
In order to support our future growth and drug development pipeline, we are building a large-scale biologics manufacturing facility in Solothurn, Switzerland. Upon completion, this facility will include 393,000 square feet related to a large-scale biologics manufacturing facility, 290,000 square feet of warehouse, utilities and support

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
space and 51,000 square feet of administrative space. As of June 30, 2021 and December 31, 2020, we had approximately $618.4 million and $1.8 billion, respectively, capitalized as construction in progress related to this facility. In the second quarter of 2021, a portion of the facility received a Good Manufacturing Practice multi-product license from the Swiss Agency for Therapeutic Products, resulting in approximately $1.3 billion of fixed assets being placed in service during the second quarter of 2021.
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
In addition, we redeemed an aggregate principal amount of approximately $8.9 million of our 2045 Senior Notes for aggregate cash payments of approximately $12.1 million, excluding accrued and unpaid interest. The redemption has been accounted for as a debt extinguishment; as such, we recognized a pre-tax charge of $3.2 million upon the extinguishment of such 2045 Senior Notes. This charge, which was recognized in interest expense in other income (expense), net in our condensed consolidated statements of income for the six months ended June 30, 2021, reflects the payment of an early call premium and the write-off of the remaining unamortized original debt issuance costs and discount balances associated with such 2045 Senior Notes.
Upon settlement, we also made aggregate cash payments of approximately $13.8 million to settle all accrued and unpaid interest from the last interest payment date on our 2045 Senior Notes that were exchanged or redeemed. We incurred approximately $6.1 million of costs associated with our Exchange Offer, which was recognized in interest expense in other income (expense), net in our condensed consolidated statements of income for the six months ended June 30, 2021.
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
2.90% Senior Notes due September 15, 2020
On September 15, 2015, we issued $1.5 billion aggregate principal amount of 2.90% Senior Notes due September 15, 2020, at 99.792% of par. Our 2.90% Senior Notes were senior unsecured obligations. In connection with our 2.90% Senior Notes, we entered into interest rate swap contracts where we received a fixed rate and paid a variable rate. In May 2020 we used the net proceeds from the sale of our 2020 Senior Notes to redeem our 2.90% Senior Notes prior to their maturity and recognized a net pre-tax charge of $9.4 million upon the extinguishment of these notes during the second quarter of 2020. This charge, which was recognized in interest expense in other income (expense), net in our condensed consolidated statements of income and reflects the payment of a $12.7 million early call premium and the write off of remaining unamortized original debt issuance costs and discount balances, partially offset by a $3.3 million gain related to the settlement of the associated interest rate swap contracts. For additional information on our interest rate swap contracts, please read Note 8, Derivative Instruments, to these condensed consolidated financial statements.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
11.    Equity
Share Repurchases
In October 2020 our Board of Directors authorized a program to repurchase up to $5.0 billion of our common stock (2020 Share Repurchase Program). Our 2020 Share Repurchase Program does not have an expiration date. All share repurchases under our 2020 Share Repurchase Program will be retired. Under our 2020 Share Repurchase Program, we repurchased and retired approximately 1.6 million and 3.8 million shares of our common stock at a cost of approximately $450.0 million and $1.1 billion during the three and six months ended June 30, 2021, respectively. Approximately $3.6 billion remained available under our 2020 Share Repurchase Program as of June 30, 2021.
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
Accumulated Other Comprehensive Income (Loss)
The following tables summarize the changes in accumulated other comprehensive income (loss), net of tax by component:

(In millions)	Unrealized Gains (Losses) on Securities Available for Sale, Net of Tax	Unrealized Gains (Losses) on Cash Flow Hedges, Net of Tax	Gains (Losses) on Net Investment Hedge, Net of Tax	Unfunded Status of Postretirement Benefit Plans, Net of Tax	Currency Translation Adjustments	Total
Balance, December 31, 2020	$1.4	$(179.0)	$(8.5)	$(66.3)	$(46.6)	$(299.0)
Other comprehensive income (loss) before reclassifications	(2.0)	90.2	20.2	2.4	(32.6)	78.2
Amounts reclassified from accumulated other comprehensive income (loss)	0.7	48.4	(0.1)	—	—	49.0
Net current period other comprehensive income (loss)	(1.3)	138.6	20.1	2.4	(32.6)	127.2
Balance, June 30, 2021	$0.1	$(40.4)	$11.6	$(63.9)	$(79.2)	$(171.8)

(In millions)	Unrealized Gains (Losses) on Securities Available for Sale, Net of Tax	Unrealized Gains (Losses) on Cash Flow Hedges, Net of Tax	Gains (Losses) on Net Investment Hedge, Net of Tax	Unfunded Status of Postretirement Benefit Plans, Net of Tax	Currency Translation Adjustments	Total
Balance, December 31, 2019	$4.2	$7.8	$25.1	$(32.8)	$(139.5)	$(135.2)
Other comprehensive income (loss) before reclassifications	(9.0)	33.2	18.6	0.9	(47.0)	(3.3)
Amounts reclassified from accumulated other comprehensive income (loss)	9.9	(50.6)	(1.8)	—	—	(42.5)
Net current period other comprehensive income (loss)	0.9	(17.4)	16.8	0.9	(47.0)	(45.8)
Balance, June 30, 2020	$5.1	$(9.6)	$41.9	$(31.9)	$(186.5)	$(181.0)

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
The following table summarizes the amounts reclassified from accumulated other comprehensive income (loss):

(In millions)	Income Statement Location	Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)
		For the Three Months Ended June 30,		For the Six Months Ended June 30,
		2021	2020	2021	2020
Gains (losses) on securities available for sale	Other income (expense)	$(0.4)	$3.9	$(0.9)	$(12.5)
	Income tax benefit (expense)	0.1	(0.8)	0.2	2.6

Gains (losses) on cash flow hedges	Revenue	(30.7)	23.7	(53.8)	50.7
	Operating expense	0.4	—	—	(0.1)
	Other income (expense)	(0.1)	0.1	0.1	0.2
	Income tax benefit (expense)	3.0	(0.1)	5.3	(0.2)

Gains (losses) on net investment hedge	Other income (expense)	0.1	0.9	0.1	1.8

Total reclassifications, net of tax		$(27.6)	$27.7	$(49.0)	$42.5
12.    Earnings per Share
Basic and diluted shares outstanding used in our earnings per share calculation are calculated as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In millions)	2021	2020	2021	2020
Numerator:
Net income attributable to Biogen Inc.	$448.5	$1,542.1	$858.7	$2,941.2
Denominator:
Weighted average number of common shares outstanding	149.7	160.6	150.8	166.7
Effect of dilutive securities:
Time-vested restricted stock units	0.2	0.1	0.2	0.1
Market stock units	0.1	0.1	0.1	0.1
Performance stock units settled in stock	0.1	0.1	0.1	0.1
Dilutive potential common shares	0.4	0.3	0.4	0.3
Shares used in calculating diluted earnings per share	150.1	160.9	151.2	167.0
Amounts excluded from the calculation of net income per diluted share because their effects were anti-dilutive were insignificant.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
13.    Share-based Payments
Share-based Compensation Expense
The following table summarizes share-based compensation expense included in our condensed consolidated statements of income:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In millions)	2021	2020	2021	2020
Research and development	$19.1	$15.2	$52.7	$48.5
Selling, general and administrative	40.3	30.3	85.2	73.4
Subtotal	59.4	45.5	137.9	121.9
Capitalized share-based compensation costs	(1.7)	(1.5)	(4.3)	(3.0)
Share-based compensation expense included in total cost and expense	57.7	44.0	133.6	118.9
Income tax effect	(10.9)	(7.0)	(24.9)	(20.3)
Share-based compensation expense included in net income attributable to Biogen Inc.	$46.8	$37.0	$108.7	$98.6
The following table summarizes share-based compensation expense associated with each of our share-based compensation programs:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In millions)	2021	2020	2021	2020
Market stock units	$9.3	$7.4	$25.8	$26.5
Time-vested restricted stock units	40.4	34.5	83.2	72.0
Cash settled performance units	—	(0.1)	—	(1.7)
Performance units	—	—	—	(0.1)
Performance stock units settled in stock	3.0	2.1	9.3	12.4
Performance stock units settled in cash	3.4	(4.0)	9.4	4.9
Employee stock purchase plan	3.3	5.6	10.2	7.9
Subtotal	59.4	45.5	137.9	121.9
Capitalized share-based compensation costs	(1.7)	(1.5)	(4.3)	(3.0)
Share-based compensation expense included in total cost and expense	$57.7	$44.0	$133.6	$118.9
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

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
As of December 31, 2020, we assessed the realizability of our deferred tax assets that are dependent on future expected sales of TECFIDERA in the U.S. and reduced the value of certain deferred tax assets by approximately $1.7 billion and reduced the value of deferred tax liabilities associated with global intangible low-taxed income (GILTI) and tax credits by approximately $1.6 billion. We continue to assess the realizability of these deferred tax assets and have recorded an increase in these deferred tax assets by approximately $92.6 million and an increase in these deferred tax liabilities by approximately $88.7 million for the three and six months ended June 30, 2021.
Tax Rate
A reconciliation between the U.S. federal statutory tax rate and our effective tax rate is summarized as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Statutory rate	21.0%	21.0%	21.0%	21.0%
State taxes	1.3	0.4	1.1	0.5
Taxes on foreign earnings	(7.7)	(3.4)	(9.1)	(3.7)
Tax credits	(2.9)	(1.0)	(3.3)	(1.0)
Purchased intangible assets	(0.8)	0.2	(0.1)	0.2
TECFIDERA impairment	—	2.7	—	1.5
GILTI	1.5	1.5	1.3	1.1
Neurimmune tax impacts	(83.1)	(0.2)	(46.3)	(0.2)
Other	0.4	0.7	0.6	0.4
Effective tax rate	(70.3)%	21.9%	(34.8)%	19.8%
Changes in Tax Rate
For the three and six months ended June 30, 2021, compared to the same periods in 2020, the decreases in our effective tax rate were primarily due to a current year deferred tax benefit in Switzerland resulting from the accelerated approval of ADUHELM by the FDA in the U.S. We recorded a net deferred tax asset of approximately $500.0 million. The net deferred tax asset is comprised of approximately $875.0 million of gross deferred tax asset, reduced by approximately $375.0 million of unrecognized tax benefit discussed below. The deferred tax benefit relates to Neurimmune SubOne AG's (Neurimmune) tax basis in ADUHELM, the realization of which is dependent on future sales of ADUHELM and approval of the Swiss cantonal tax authorities, with an equal and offsetting amount assigned to net income (loss) attributable to noncontrolling interests, net of tax in our condensed consolidated statements of income, resulting in a zero net impact to net income attributable to Biogen Inc. For additional information on our collaboration arrangement with Neurimmune, please read Note 17, Investments in Variable Interest Entities, to these condensed consolidated financial statements.
In addition, the decreases in our effective tax rate, excluding the impact of the Neurimmune deferred tax asset discussed above, were primarily due to the change in the territorial mix of our profitability, which included the effect of generic competition for TECFIDERA in the U.S. market. Our 2020 effective tax rate reflected an income tax expense related to the establishment of a valuation allowance against certain deferred tax assets, the realization of which is dependent on future sales of TECFIDERA in the U.S., as discussed above.
For the six months ended June 30, 2021, our 2021 effective tax rate reflects a decrease related to the non-cash tax effects of changes in the value of our equity investments, where we recorded a reduction of value in 2021. The tax effects of this change in value of our equity investments were recorded discretely, as the changes in value of equity investments cannot be forecasted.
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
As of June 30, 2021, we increased our gross unrecognized tax benefits by approximately $375.0 million, related to a deferred tax asset for Swiss tax purposes for Neurimmune's tax basis in ADUHELM, as discussed above. This unrecognized tax benefit was recorded as a reduction to the gross deferred tax asset, resulting in the net deferred tax asset discussed above, and not as a separate liability on our condensed consolidated balance sheet.
It is reasonably possible that we will adjust the value of our uncertain tax positions related to certain transfer pricing, collaboration matters and other issues as we receive additional information from various taxing authorities, including reaching settlements with such authorities.
We estimate that it is reasonably possible that our gross unrecognized tax benefits, exclusive of interest, could decrease by up to approximately $20.0 million in the next 12 months as a result of various audit closures, settlements and expiration of the statute of limitations.
15.    Other Consolidated Financial Statement Detail
Other Income (Expense), Net
Components of other income (expense), net, are summarized as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In millions)	2021	2020	2021	2020
Interest income	$2.7	$7.6	$5.6	$32.0
Interest expense	(56.4)	(66.0)	(121.1)	(110.3)
Gain (loss) on investments, net	153.9	106.8	(282.7)	29.5
Foreign exchange gains (losses), net	(0.8)	10.4	(9.4)	(8.5)
Other, net	(3.0)	4.2	(2.9)	(0.2)
Total other income (expense), net	$96.4	$63.0	$(410.5)	$(57.5)
Gain (loss) on investments, net, as reflected in the table above, relate to debt securities, equity securities of certain biotechnology companies, venture capital funds where the underlying investments are in equity securities of certain biotechnology companies and non-marketable equity securities.
For the three months ended June 30, 2021, net unrealized gains and realized gains on our holdings in equity securities were approximately $153.9 million and $0.4 million, respectively, compared to net unrealized gains and realized gains (losses) of $102.9 million and zero, respectively, in the prior year comparative period. The net unrealized gains recognized during the three months ended June 30, 2021, primarily reflect an increase in the fair value of Denali common stock of approximately $263.0 million, partially offset by decreases in the fair value of Ionis, Sangamo and Sage common stock of approximately $105.8 million.
For the six months ended June 30, 2021, net unrealized losses and realized gains on our holdings in equity securities were approximately $288.4 million and $6.6 million, respectively, compared to net unrealized gains and realized gains (losses) of $42.0 million and zero, respectively, in the prior year comparative period. The net unrealized losses recognized during the six months ended June 30, 2021, primarily reflect decreases in the fair value of Ionis, Sangamo, Denali and Sage common stock of approximately $284.8 million.
The following table summarizes our gain (loss) on investments, net that relates to our equity securities held as of June 30, 2021 and 2020:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In millions)	2021	2020	2021	2020
Net gains (losses) recognized during the period on equity securities	$154.3	$102.9	$(281.8)	$42.0
Less: Net gains (losses) realized during the period on equity securities	0.4	—	6.6	—
Unrealized gains (losses) recognized during the period on equity securities	$153.9	$102.9	$(288.4)	$42.0

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
Accrued Expense and Other
Accrued expense and other consists of the following:

(In millions)	As of June 30, 2021	As of December 31, 2020
Revenue-related reserves for discounts and allowances	$1,042.1	$1,080.6
Collaboration expense	383.4	389.9
Employee compensation and benefits	242.5	333.8
Royalties and licensing fees	240.3	218.5
Derivative liabilities	72.4	181.5
Current portion of contingent consideration obligations	—	149.6
Other	760.3	791.4
Total accrued expense and other	$2,741.0	$3,145.3
Other Long-term Liabilities
Other long-term liabilities were $1,356.4 million and $1,329.6 million as of June 30, 2021 and December 31, 2020, respectively, and included accrued income taxes totaling $652.7 million and $709.9 million, respectively.
16.    Collaborative and Other Relationships
Eisai Co., Ltd.
Lecanemab Collaboration
We have a collaboration agreement with Eisai Co., Ltd. (Eisai) to jointly develop and commercialize lecanemab (BAN2401), an anti-amyloid antibody, and elenbecestat, the oral BACE (base amyloid cleaving enzyme) inhibitor, two Eisai product candidates for the potential treatment of Alzheimer's disease (the Lecanemab Collaboration). In September 2019 we and Eisai discontinued the global Phase 3 studies of elenbecestat in early Alzheimer's disease.
Eisai serves as the global operational and regulatory lead for lecanemab and all costs, including research, development, sales and marketing expense, are shared equally between us and Eisai. If lecanemab receives marketing approval, we and Eisai will co-promote lecanemab and share profits equally. In addition, the Lecanemab Collaboration provides both parties with certain rights and obligations in the event of a change in control of either party.
The Lecanemab Collaboration also provided Eisai with an option to jointly develop and commercialize ADUHELM (aducanumab) (ADUHELM Option), and an option to jointly develop and commercialize one of our anti-tau monoclonal antibodies (Anti-Tau Option). In October 2017 Eisai exercised its ADUHELM Option and we entered into a new collaboration agreement for the joint development and commercialization of ADUHELM (aducanumab) (the ADUHELM Collaboration Agreement).
Eisai may exercise the Anti-Tau Option after completion of the Phase 1 clinical trial of such anti-tau monoclonal antibody. If Eisai exercises its Anti-Tau Option, we will receive an upfront payment from Eisai and will be entitled to additional development and commercial milestone payments. Eisai has not yet exercised its Anti-Tau Option.
A summary of development and sales and marketing expense related to the Lecanemab Collaboration is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In millions)	2021	2020	2021	2020
Total development expense incurred by the collaboration related to the advancement of lecanemab and elenbecestat	$62.2	$33.9	$117.7	$77.5
Biogen's share of lecanemab and elenbecestat development expense reflected in research and development expense in our condensed consolidated statements of income	31.1	17.0	58.8	38.7
Total sales and marketing expense incurred by the Lecanemab Collaboration	4.3	1.4	10.0	6.3
Biogen's share of lecanemab and elenbecestat sales and marketing expense reflected in selling, general and administrative expense in our condensed consolidated statements of income	2.1	0.7	5.0	3.2

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
For additional information on our Lecanemab Collaboration, please read Note 18, Collaborative and Other Relationships, to our consolidated financial statements included in our 2020 Form 10-K.
ADUHELM Collaboration Agreement
Under the ADUHELM Collaboration Agreement, we lead the ongoing development of ADUHELM, and we and Eisai will co-promote ADUHELM with a region-based profit split. Beginning January 1, 2019, Eisai is reimbursing us for 45.0% of development costs incurred by the collaboration for the advancement of ADUHELM (ADUHELM development expense).
In March 2019, based on a pre-specified futility analysis, we discontinued the global Phase 3 trials, EMERGE and ENGAGE, designed to evaluate the efficacy and safety of ADUHELM in patients with early Alzheimer's disease. In the first quarter of 2019, as a result of the decision to discontinue the Phase 3 EMERGE and ENGAGE trials following the futility analysis, we accrued and subsequently paid approximately $45.0 million related to the termination of various clinical trials and research and development contracts net of the expected 45.0% Eisai reimbursement of development costs incurred under the ADUHELM Collaboration Agreement.
In October 2019 we and Eisai announced that we planned to pursue regulatory approval for ADUHELM in the U.S. A new analysis of a larger dataset from these trials, conducted in scientific collaboration with the FDA, showed that the Phase 3 EMERGE trial met its pre-specified primary and secondary endpoints. In July 2020 we completed the submission of a Biologics License Application (BLA) for the approval of ADUHELM to the FDA and made a $75.0 million milestone payment to Neurimmune. We recognized net profit-sharing income of $33.8 million to reflect Eisai's 45.0% share of the $75.0 million milestone payment.
In June 2021 ADUHELM was granted accelerated approval by the FDA for the treatment of Alzheimer's disease and had its first commercial sale. As a result of the launch of ADUHELM in the U.S., we made a $100.0 million milestone payment to Neurimmune. For the three and six months ended June 30, 2021, we recognized net profit-sharing income of $45.0 million to reflect Eisai's 45.0% share of the $100.0 million milestone payment.
Sales and marketing expense are shared in proportion to the same region-based profit split that is utilized to co-promote ADUHELM. A summary of development expense, sales and marketing expense and milestone payments related to the ADUHELM Collaboration Agreement is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In millions)	2021	2020	2021	2020
Total ADUHELM development expense	$42.1	$35.9	$89.1	$55.0
Biogen's share of ADUHELM development expense reflected in research and development expense in our condensed consolidated statements of income	23.2	19.7	49.0	30.3
Total ADUHELM sales and marketing expense incurred by the ADUHELM Collaboration Agreement	125.6	45.2	237.4	67.9
Biogen's share of ADUHELM sales and marketing expense reflected in selling, general and administrative expense and collaboration profit sharing in our condensed consolidated statements of income	67.6	25.2	127.9	37.5
Total ADUHELM collaboration third party milestones	100.0	75.0	100.0	75.0
Biogen's share of reimbursement from Eisai of ADUHELM milestone payments reflected in collaboration profit sharing in our condensed consolidated statements of income	45.0	33.8	45.0	33.8
Co-promotion Profits and Losses
In the U.S. we recognize revenue on sales to third parties as a component of product revenue, net in our condensed consolidated statements of income. We also record the related cost of revenue and sales and marketing expense in our condensed consolidated statements of income as these costs are incurred. Payments made to and received from Eisai for its 45.0% share of the co-promotion profits or losses in the U.S. are recognized in collaboration profit sharing in our condensed consolidated statements of income. For the three and six months ended June 30, 2021, we recognized net profit-sharing income of $40.1 million to reflect Eisai's 45.0% sharing of the net collaboration losses in the U.S.
For additional information on the ADUHELM Collaboration Agreement, please read Note 18, Collaborative and Other Relationships, to our consolidated financial statements included in our 2020 Form 10-K.
In addition, we and Eisai co-promote AVONEX, TYSABRI and TECFIDERA in Japan in certain settings and Eisai distributes AVONEX, TYSABRI, TECFIDERA and PLEGRIDY in India and other Asia-Pacific markets, excluding China.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
UCB
We have a collaboration agreement with UCB to jointly develop and commercialize dapirolizumab pegol, an anti-CD40L pegylated Fab, for the potential treatment of systemic lupus erythematosus and other future agreed indications. Either we or UCB may propose development of dapirolizumab pegol in additional indications. If the parties do not agree to add an indication as an agreed indication to the collaboration, we or UCB may, at the sole expense of the applicable party, pursue development in such excluded indication(s), subject to an opt-in right of the non-pursuing party after proof of clinical activity.
All costs incurred for agreed indications, including research, development, sales and marketing expense, are shared equally between us and UCB. Upon marketing approval, we and UCB will co-promote dapirolizumab pegol and share profits equally. A summary of development expense related to the UCB collaboration agreement is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In millions)	2021	2020	2021	2020
Total UCB collaboration development expense	$16.1	$6.5	$33.0	$25.5
Biogen's share of UCB development expense reflected in research and development expense in our condensed consolidated statements of income	8.1	3.2	16.5	12.7
Sage Therapeutics, Inc.
In November 2020 we entered into a global collaboration and license agreement with Sage to jointly develop and commercialize BIIB125 (zuranolone) for the potential treatment of major depressive disorder and postpartum depression and BIIB124 (SAGE-324) for the potential treatment of essential tremor with potential in other neurological conditions such as epilepsy.
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
We may also pay Sage development and commercial milestone payments that could total up to approximately $1.6 billion if all the specified milestones set forth in this collaboration are achieved. Both companies will share equal responsibility and costs for development as well as profits and losses for commercialization in the U.S. Outside of the U.S., we are responsible for development and commercialization, excluding Japan, Taiwan and South Korea, with respect to zuranolone and may pay Sage potential tiered royalties in the high teens to low twenties.
A summary of development and sales and marketing expense related to this collaboration is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In millions)	2021	2020	2021	2020
Total Sage collaboration development expense	$54.0	$—	$93.8	$—
Biogen's share of Sage development expense reflected in research and development expense in our condensed consolidated statements of income	27.0	—	46.9	—
Total Sage sales and marketing expense incurred by the collaboration	10.5	—	15.8	—
Biogen's share of Sage sales and marketing expense reflected in selling, general and administrative expense in our condensed consolidated statements of income	5.2	—	7.9	—

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
We may also pay Denali development and commercial milestone payments that could total up to approximately $1.1 billion if the milestones related to the LRRK2 program are achieved. Under this collaboration, both companies share responsibility and costs for global development based on specified percentages and we are responsible for commercialization and may pay Denali potential tiered royalties.
A summary of development expense related to this collaboration is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In millions)	2021	2020	2021	2020
Total Denali collaboration development expense	$10.4	$—	$18.7	$—
Biogen's share of Denali development expense reflected in research and development expense in our condensed consolidated statements of income	6.2	—	11.2	—
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
In connection with the closing of this transaction in April 2020 we purchased $225.0 million of Sangamo common stock, or approximately 24 million shares at approximately $9.21 per share, of which approximately 12 million shares remain subject to transfer restrictions as of June 30, 2021. We recorded an asset in investments and other assets in our condensed consolidated balance sheets to reflect the initial fair value of the Sangamo common stock acquired and a charge of approximately $83.0 million to research and development expense in our condensed consolidated statements of income to reflect the premium paid for the Sangamo common stock. We also made an upfront payment of $125.0 million that was recorded as research and development expense.
We may also pay Sangamo research, development, regulatory and commercial milestone payments that could total up to approximately $2.4 billion if we select all of the targets allowed under this collaboration and all the specified milestones set forth in this collaboration are achieved. Of this amount, up to $80.0 million relates to the selection of targets, $1.9 billion relates to the achievement of specified research, clinical development, regulatory and first commercial sale milestones and $380.0 million relates to the achievement of specified sales-based milestones if annual worldwide net sales of licensed products reach specified levels. In addition, we may pay Sangamo tiered royalties on potential net commercial sales of any products developed under this collaboration in the high single digit to double digit sub-teen percentages.
Other Research and Discovery Arrangements
These arrangements may include the potential for future milestone payments based on the achievement of certain clinical and commercial development payable over a period of several years.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
Other
For the three and six months ended June 30, 2021, we recorded $77.2 million as research and development expense in our condensed consolidated statements of income related to other research and discovery related arrangements, compared to $9.6 million in the prior year comparative periods.
Samsung Bioepis Co., Ltd.
Joint Venture Agreement
In February 2012 we entered into a joint venture agreement with Samsung BioLogics establishing an entity, Samsung Bioepis, to develop, manufacture and market biosimilar products. In June 2018 we exercised our option under our joint venture agreement to increase our ownership percentage in Samsung Bioepis from approximately 5.0% to approximately 49.9%. The share purchase transaction was completed in November 2018 and, upon closing, we paid 759.5 billion South Korean won ($676.6 million) to Samsung BioLogics. As of June 30, 2021, our ownership percentage remained at approximately 49.9%.
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
For the three and six months ended June 30, 2021, we recognized net income on our investment of $34.3 million and $16.1 million, respectively, reflecting our share of Samsung Bioepis' operating results and amortization of basis differences, net of tax, compared to net income on our investment of $15.1 million and $0.4 million, respectively, in the prior year comparative periods.
Net income on our investment for the three and six months ended June 30, 2021, reflects a $31.2 million benefit related to the release of a valuation allowance on deferred tax assets associated with Samsung Bioepis. The valuation allowance was released in the current period based on a consideration of the positive and negative evidence, including the historic earnings of Samsung Bioepis.
As of June 30, 2021 and December 31, 2020, the carrying value of our investment in Samsung Bioepis totaled 691.6 billion South Korean won ($612.8 million) and 673.8 billion South Korean won ($620.2 million), respectively, which is classified as a component of investments and other assets in our condensed consolidated balance sheets.
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
We share 50.0% of the profit or loss related to our commercial agreement with Samsung Bioepis, which is recognized in collaboration profit sharing in our condensed consolidated statements of income. For the three and six months ended June 30, 2021, we recognized net profit-sharing expense of $69.9 million and $138.4 million, respectively, to reflect Samsung Bioepis' 50.0% sharing of the net collaboration profits, compared to a net profit-sharing expense of $55.4 million and $127.2 million, respectively, in the prior year comparative periods. As discussed above, we have an option to extend this agreement by an additional five years, subject to the payment of an option exercise fee of $60.0 million.
Other Services
Simultaneous with the formation of Samsung Bioepis, we also entered into a technical development services agreement, a manufacturing agreement and a license agreement with Samsung Bioepis. Revenue related to these services are reflected in revenue from collaborative and other relationships as a component of other revenue in our condensed consolidated statements of income.
Amounts payable to Samsung Bioepis related to the agreements discussed above were $158.7 million and $99.0 million as of June 30, 2021 and December 31, 2020, respectively.
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
Neurimmune SubOne AG
We have a collaboration and license agreement with Neurimmune for the development and commercialization of antibodies for the potential treatment of Alzheimer's disease, including ADUHELM (as amended, the Neurimmune Agreement). We are responsible for the development, manufacturing and commercialization of all collaboration products. The Neurimmune Agreement is effective for the longer of the duration of certain patents relating to a licensed product or 12 years from the first commercial sale of a licensed product.
We consolidate the results of Neurimmune as we determined that we are the primary beneficiary of Neurimmune because we have the power through the collaboration to direct the activities that most significantly impact the entity’s economic performance and we are required to fund 100.0% of the research and development costs incurred in support of the collaboration.
In October 2017 we amended the terms of the Neurimmune Agreement and made a $150.0 million payment to Neurimmune in exchange for a 15.0% reduction in the previously negotiated royalty rates payable on products

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
developed under the Neurimmune Agreement, including royalties payable on commercial sales of ADUHELM. In May 2018 we made an additional $50.0 million payment to Neurimmune to further reduce the previously negotiated royalty rates payable on products developed under the Neurimmune Agreement, including royalties payable on commercial sales of ADUHELM, by an additional 5.0%. Our royalty rates payable on products developed under the Neurimmune Agreement, including royalty rates payable on commercial sales of ADUHELM, now range from the high single digits to sub-teens. As we consolidate the results of Neurimmune, we treated these payments as distributions and recognized them as charges to noncontrolling interests in the fourth quarter of 2017 and the second quarter of 2018, as applicable.
Under the terms of the Neurimmune Agreement, we were required to pay Neurimmune a milestone payment of $75.0 million upon the regulatory filing with the FDA for the approval of ADUHELM. During the second quarter of 2020 we paid Neurimmune $75.0 million upon the completed submission of the BLA for the approval of ADUHELM to the FDA, which was recognized as a charge to net income (loss) attributable to noncontrolling interests, net of tax in our condensed consolidated statements of income. In addition, during the second quarter of 2020 we recognized net profit-sharing income of $33.8 million to reflect Eisai's 45.0% share of the $75.0 million milestone payment, which was recognized in collaboration profit sharing in our condensed consolidated statements of income.
In June 2021 ADUHELM was granted accelerated approval by the FDA. Under the terms of the Neurimmune Agreement, we were required to pay Neurimmune a milestone payment of $100.0 million related to the launch of ADUHELM in the U.S. During the second quarter of 2021 we made this $100.0 million payment, which was recognized as a charge to net income (loss) attributable to noncontrolling interests, net of tax in our condensed consolidated statements of income. In addition, during the second quarter of 2021 we recognized net profit-sharing income of $45.0 million to reflect Eisai's 45.0% share of the $100.0 million milestone payment, which was recognized in collaboration profit sharing in our condensed consolidated statements of income.
Additionally, if aducanumab receives regulatory approval in the jurisdictions where we have submitted filings, we may pay up to $100.0 million in additional milestones to Neurimmune, which includes $50.0 million if launched in three or more countries in the European Union (E.U.) and $50.0 million if launched in Japan. Milestones payable to Neurimmune are shared expenses under the ADUHELM Collaboration Agreement with Eisai.
Research and development costs for which we reimburse Neurimmune are reflected in research and development expense in our condensed consolidated statements of income. During the three and six months ended June 30, 2021 and 2020, amounts reimbursed were immaterial.
During the three and six months ended June 30, 2021, we recorded a net deferred tax asset of approximately $500.0 million. The net deferred tax asset is comprised of approximately $875.0 million of gross deferred tax asset, reduced by approximately $375.0 million of unrecognized tax benefit. The deferred tax benefit relates to Neurimmune's tax basis in ADUHELM, the realization of which is dependent on future sales of ADUHELM and approval of the Swiss cantonal tax authorities, with an equal and offsetting amount assigned to net income (loss) attributable to noncontrolling interests, net of tax in our condensed consolidated statements of income, resulting in a zero net impact to net income attributable to Biogen Inc.
Excluding the impact of the Neurimmune deferred tax asset, the assets and liabilities of Neurimmune are not significant to our condensed consolidated financial position or results of operations as it is a research and development organization. We have provided no financing to Neurimmune other than contractually required amounts.
Under the ADUHELM Collaboration Agreement, Eisai had an option to share in the benefit and cost associated with the royalty reductions discussed above; however, Eisai did not elect to share in the benefit and cost with respect to either the October 2017 or May 2018 royalty reductions, which will impact the amount of profits (losses) on commercial sales of ADUHELM to be shared with Eisai.
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
As of June 30, 2021 and December 31, 2020, the carrying value of our investments in certain biotechnology companies representing potential unconsolidated variable interest entities totaled $15.2 million and $12.8 million,

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
respectively. Our maximum exposure to loss related to these variable interest entities is limited to the carrying value of our investments.
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
Loss Contingencies
ADUHELM Securities Litigation
We and certain current and former officers are named as defendants in an action filed by a shareholder on November 13, 2020, in the U.S. District Court for the Central District of California and transferred to the U.S. District Court for the District of Massachusetts in March 2021. The action alleges violations of federal securities laws under 15 U.S.C §78j(b) and §78t(a) and 17 C.F.R. §240.10b-5 and seeks a declaration of the action as a class action and an award of damages, interest and attorneys' fees. An estimate of the possible loss or range of loss cannot be made at this time. No trial date has been set. We have filed a motion to dismiss the action, which is pending.
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
In June 2020 Fresenius Kabi commenced preliminary injunction proceedings against Biogen (Denmark) Manufacturing ApS and Biogen (Denmark) A/S in Denmark’s Maritime and Commercial High Court alleging infringement of another Danish Utility Model. A hearing was held in May and June 2021.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
In November 2018 Fresenius Kabi commenced infringement proceedings for damages and injunctive relief against Biogen GmbH in the Düsseldorf Regional Court relating to the German counterpart of the ‘510 Patent. The case has been stayed pending proceedings at the European Patent Office (EPO).
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
Samsung BioLogics Arbitration
In December 2020 we requested arbitration in the International Chamber of Commerce Court of International Arbitration against Samsung BioLogics seeking interpretation of certain provisions in the Joint Venture Agreement executed on December 6, 2011, as amended, by and between Biogen and Samsung BioLogics (the Joint Venture Agreement). Samsung BioLogics has asserted counterclaims, including breach of the Joint Venture Agreement, and seeks declaratory relief and unspecified damages. An estimate of the possible loss or range of loss cannot be made at this time. We expect a hearing in the fourth quarter of 2021.
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
European Patent Office Oppositions
In 2016 the EPO revoked our European Patent No. 2 137 537, which covers the treatment of MS with 480 mg of dimethyl fumarate as provided for in our TECFIDERA label. We have appealed to the Technical Boards of Appeal of the EPO and a hearing date has been set for January 2022.
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
Swiss Pharma International AG, also affiliated with the Polpharma Group, filed actions in the District Court of the Hague, Netherlands (January 2016), the German Patents Court (March 2016) and the Commercial Court of Rome (November 2017) seeking to invalidate the Dutch, German and Italian counterparts, respectively, of the E.U. '127 Patent, which also cover administration of natalizumab (TYSABRI) to treat MS and expire in February 2023. The Dutch and German counterparts were ruled invalid. The decision in the Dutch action was affirmed on appeal and the German appeal has been withdrawn. A hearing in the Italian action will be held in June 2022.
Annulment Proceedings in General Court of the European Union relating to TECFIDERA
Pharmaceutical Works Polpharma SA (Polpharma) and Mylan Ireland Ltd. (Mylan Ireland) each filed applications in the General Court of the European Union (Polpharma in October 2018 and Mylan Ireland in November 2020) seeking to annul decisions of the European Medicines Agency (EMA) refusing to validate Polpharma’s and Mylan Ireland’s respective applications to market a generic version of TECFIDERA. The EMA’s refusals were on the grounds that TECFIDERA benefits from regulatory data protection. Biogen and the European Commission were granted leave to intervene in support of the EMA in the case brought by Polpharma. On May 5, 2021, the European General Court annulled the EMA's non-validation decision with respect to a generic application related to TECFIDERA in the E.U. This generic application is now before the EMA, which is reassessing TECFIDERA's regulatory data protection by performing a scientific assessment pursuant to the European General Court's decision. The result of the scientific assessment of the EMA is expected in the fourth quarter of 2021. We have appealed the European General Court's decision to the European Court of Justice and the appeal is pending. The case brought by Mylan Ireland has been stayed.
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

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
19.    Subsequent Events
In July 2021 we entered into a license and collaboration agreement with InnoCare Pharma Limited (InnoCare) for orelabrutinib, an oral small molecule Bruton’s tyrosine kinase inhibitor for the potential treatment of MS. Orelabrutinib is currently being studied in a multi-country, placebo-controlled Phase 2 trial in relapsing-remitting MS.
Under the terms of the proposed collaboration, we will have exclusive rights to orelabrutinib in the field of MS worldwide and certain autoimmune diseases outside of China (including Hong Kong, Macau and Taiwan), while InnoCare will retain exclusive worldwide rights to orelabrutinib in the field of oncology and certain autoimmune diseases in China (including Hong Kong, Macau and Taiwan).
InnoCare will receive a $125.0 million upfront payment and is eligible to receive up to approximately $812.5 million in potential development milestones and potential commercial payments should the collaboration achieve certain development, commercial milestones and sales thresholds. InnoCare is also eligible to receive tiered royalties in the low to high teens on potential future net sales of any product resulting from the collaboration.
Closing of the collaboration is contingent on completion of review under antitrust laws, including the Hart-Scott-Rodino Antitrust Improvements Act of 1976 in the U.S., and other customary closing conditions.

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
Our marketed products include TECFIDERA, VUMERITY, AVONEX, PLEGRIDY, TYSABRI and FAMPYRA for the treatment of MS; SPINRAZA for the treatment of SMA; ADUHELM for the treatment of Alzheimer's disease; and FUMADERM for the treatment of severe plaque psoriasis. We have certain business and financial rights with respect to RITUXAN for the treatment of non-Hodgkin's lymphoma, chronic lymphocytic leukemia (CLL) and other conditions; RITUXAN HYCELA for the treatment of non-Hodgkin's lymphoma and CLL; GAZYVA for the treatment of CLL and follicular lymphoma; OCREVUS for the treatment of primary progressive MS and relapsing MS (RMS); and other potential anti-CD20 therapies pursuant to our collaboration arrangements with Genentech, Inc. (Genentech), a wholly-owned member of the Roche Group. For additional information on our collaboration arrangements with Genentech, please read Note 18, Collaborative and Other Relationships, to our consolidated financial statements included in our 2020 Form 10-K.
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
We seek to ensure an uninterrupted supply of medicines to our patients around the world. To that end, we continually review our manufacturing capacity, capabilities, processes and facilities. In order to support our future growth and drug development pipeline, we are expanding our large molecule production capacity by building a large-scale biologics manufacturing facility in Solothurn, Switzerland. In the second quarter of 2021 a portion of the facility received a Good Manufacturing Practice (GMP) multi-product license from the Swiss Agency for Therapeutic Products (SWISSMEDIC). We believe that the Solothurn facility will support our anticipated near-term needs for the manufacturing of ADUHELM and other biologic assets. In addition, we believe that the Solothurn site may provide us with the ability to further expand if we need additional large scale manufacturing capacity to support future clinical and commercial manufacturing requirements.
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
ADUHELM (aducanumab)
U.S.
In June 2021 the U.S. Food and Drug Administration (FDA) granted accelerated approval of ADUHELM, which we are developing in collaboration with Eisai Co., Ltd. (Eisai), based on reduction in amyloid beta plaques observed in patients treated with ADUHELM. As part of the accelerated approval, we will conduct a confirmatory trial to verify the clinical benefit of ADUHELM in patients with Alzheimer’s disease. The FDA may withdraw approval if, among other things, the confirmatory trial fails to verify clinical benefit, ADUHELM's benefit-risk is no longer positive or we fail to comply with the conditions of the accelerated approval.
The U.S. ADUHELM product label states that treatment with ADUHELM should be initiated in patients with mild cognitive impairment or mild dementia stage of disease, the population which was studied in clinical trials. We expect patient uptake will be gradual and we do not expect all eligible patients will be treated with ADUHELM for a variety of reasons, including appropriate patient selection criteria, a complex diagnostic and care pathway, the lack of readiness of healthcare providers and institutions to initiate treatment, concern regarding the accelerated approval of ADUHELM and its data and the ability to obtain and maintain adequate reimbursement for ADUHELM.
Under our collaboration agreement with Eisai (ADUHELM Collaboration Agreement), we and Eisai will co-promote ADUHELM with a region-based profit split, with Eisai reimbursing us for 45.0% of development and commercialization costs incurred by the collaboration for the advancement of ADUHELM in the U.S. Shipments of ADUHELM commenced during the second quarter of 2021.
We have made, and will continue to make, commercial, medical and infrastructure investments in support of activities associated with the launch of ADUHELM in the U.S., including the adding of headcount and the manufacture of pre-launch inventory.

Rest of World
In October 2020 the European Medicines Agency (EMA) accepted for review the Marketing Authorization Application for aducanumab and in December 2020 the Ministry of Health, Labor and Welfare accepted for review the Japanese New Drug Application for aducanumab.
If we do not receive regulatory approval or are unable to successfully commercialize aducanumab in other jurisdictions, our financial condition, business and operations may be adversely affected.
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
On May 5, 2021, the European General Court annulled the EMA's non-validation decision with respect to a generic application related to TECFIDERA in the European Union (E.U.). This generic application is now before the EMA, which is reassessing TECFIDERA's regulatory data protection by performing a scientific assessment pursuant to the European General Court's decision. The result of the scientific assessment of the EMA is expected in the fourth quarter of 2021. We have appealed the European General Court's decision to the European Court of Justice and the appeal is pending.
We will face TECFIDERA generic competition in the E.U. if regulatory data protection is not upheld and we expect that this would have an adverse impact on our TECFIDERA sales and our results of operations.
For additional information, please read Note 18, Litigation, to our condensed consolidated financial statements included in this report and the discussion under Results of Operations - Product Revenue - Multiple Sclerosis (MS) - Fumarate below.
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

Financial Highlights
Diluted earnings per share attributable to Biogen Inc. was $2.99 for the three months ended June 30, 2021, representing a decrease of 68.8% compared to $9.59 in the same period in 2020.
As described below under Results of Operations, our net income and diluted earnings per share attributable to Biogen Inc. for the three months ended June 30, 2021, compared to the three months ended June 30, 2020, reflects the following:
Revenue
•Total revenue was $2,775.0 million for the second quarter of 2021, representing a $906.6 million, or 24.6%, decrease compared to $3,681.6 million in the same period in 2020.
•Product revenue, net totaled $2,236.0 million for the second quarter of 2021, representing a $559.7 million, or 20.0%, decrease compared to $2,795.7 million in the same period in 2020. This decrease was primarily due to a $597.5 million, or 28.1%, decrease in MS product revenue, partially offset by a $5.1 million, or 1.0%, increase in SPINRAZA product revenue.
◦The decrease in MS product revenue was primarily due to a decrease in U.S. TECFIDERA demand as well as higher discounts and allowances as a result of multiple TECFIDERA generic entrants in the U.S. market.
◦We believe that, due to the COVID-19 pandemic, there was an acceleration in sales in the first quarter of 2020, primarily in the E.U., that increased product revenue by approximately $100.0 million. During the second quarter of 2020 we believe customers began to utilize the product purchased (approximately $75.0 million) in the first quarter of 2020, which adversely affected sales in the second quarter of 2020.
•Revenue from anti-CD20 therapeutic programs totaled $440.0 million for the second quarter of 2021, representing a $38.3 million, or 8.0%, decrease compared to $478.3 million in the same period in 2020. This decrease was primarily due to a $96.1 million, or 37.6%, decrease in RITUXAN revenue, partially offset by a $48.7 million, or 23.4%, increase in royalty revenue on sales of OCREVUS. We believe that sales of RITUXAN have been adversely affected by the onset of biosimilars competition.
•Other revenue totaled $99.0 million for the second quarter of 2021, representing a 75.7% decrease from $407.6 million in the same period in 2020.
◦In the second quarter of 2020 other revenue reflects $329.4 million in revenue related to the delivery of the license for certain of our manufacturing-related intellectual property to a contract manufacturing customer.
Expense
•Total cost and expense was $2,289.3 million for the second quarter of 2021, representing a $582.2 million, or 34.1%, increase compared to $1,707.1 million in the same period in 2020.
◦In June 2021 ADUHELM was granted accelerated approval by the FDA. Under the terms of our collaboration and license agreement with Neurimmune SubOne AG (Neurimmune) for the development and commercialization of antibodies for the potential treatment of Alzheimer's disease, including ADUHELM (as amended, the Neurimmune Agreement), we were required to pay Neurimmune a milestone payment of $100.0 million related to the launch of ADUHELM in the U.S. During the second quarter of 2021 we recognized net profit-sharing income of $45.0 million to reflect Eisai's 45.0% share of the $100.0 million milestone payment, which was recognized in collaboration profit sharing in our condensed consolidated statements of income.
◦In the second quarter of 2021 we recorded a $350.0 million impairment charge related to BIIB111 (timrepigene emparvovec) for the potential treatment of choroideremia and a $191.6 million impairment charge related to BIIB112 (cotoretigene toliparvovec) for the potential treatment of X-linked retinitis pigmentosa.
•The increase in cost and expense for the second quarter of 2021 also reflects an increase in selling, general and administrative expense in support of the launch of ADUHELM in the U.S.
As described below under Financial Condition, Liquidity and Capital Resources:
•We generated $1,996.3 million of net cash flows from operations for the six months ended June 30, 2021.
•Cash, cash equivalents and marketable securities totaled approximately $3,965.9 million as of June 30, 2021.
•We repurchased and retired approximately 1.6 million shares of our common stock at a cost of approximately $450.0 million during the second quarter of 2021 under a program authorized by our Board of Directors in October 2020 to repurchase up to $5.0 billion of our common stock (2020 Share Repurchase Program). Approximately $3.6 billion remained available under our 2020 Share Repurchase Program as of June 30, 2021.
Acquisitions and Collaborative and Other Relationships
InnoCare Pharma Limited
In July 2021 we entered into a license and collaboration agreement with InnoCare Pharma Limited (InnoCare) for orelabrutinib, an oral small molecule Bruton's tyrosine kinase inhibitor for the potential treatment of MS. Closing of the collaboration is contingent on completion of review under antitrust laws, including the Hart-Scott-Rodino Antitrust Improvements Act of 1976 in the U.S., and other customary closing conditions.
For additional information on our proposed collaboration with InnoCare, please read Note 19, Subsequent Events, to our condensed consolidated financial statements included in this report.
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
Solothurn, Switzerland Manufacturing Facility
In May 2021 we announced that a portion of our Solothurn manufacturing facility received a GMP multi-product license from SWISSMEDIC.
For additional information on our Solothurn manufacturing facility, please read Note 9, Property, Plant and Equipment, to our condensed consolidated financial statements included in this report.
BIIB125 (zuranolone)
In June 2021 we and Sage Therapeutics, Inc. (Sage) announced positive Phase 3 results for BIIB125 (zuranolone) for the potential treatment of major depressive disorder (MDD) and postpartum depression (PPD).
For additional information on our collaboration arrangement with Sage, please read Note 16, Collaborative and Other Relationships, to our condensed consolidated financial statements included in this report.
Lecanemab (BAN2401)
In June 2021 the FDA granted Breakthrough Therapy designation for lecanemab, an anti-amyloid antibody for the potential treatment of Alzheimer's disease, which we are developing in collaboration with Eisai.

Results of Operations
Revenue
Revenue is summarized as follows:

	For the Three Months Ended June 30,
(In millions, except percentages)	2021		2020		$ Change	% Change
Product revenue, net:
United States	$977.2	35.2%	$1,721.7	46.8%	$(744.5)	(43.2)%
Rest of world	1,258.8	45.4	1,074.0	29.1	184.8	17.2
Total product revenue, net	2,236.0	80.6	2,795.7	75.9	(559.7)	(20.0)
Revenue from anti-CD20 therapeutic programs	440.0	15.9	478.3	13.0	(38.3)	(8.0)
Other revenue	99.0	3.5	407.6	11.1	(308.6)	(75.7)
Total revenue	$2,775.0	100.0%	$3,681.6	100.0%	$(906.6)	(24.6)%

	For the Six Months Ended June 30,
(In millions, except percentages)	2021		2020		$ Change	% Change
Product revenue, net:
United States	$1,877.0	34.3%	$3,304.9	45.8%	$(1,427.9)	(43.2)%
Rest of world	2,570.7	47.0	2,395.4	33.2	175.3	7.3
Total product revenue, net	4,447.7	81.3	5,700.3	79.0	(1,252.6)	(22.0)
Revenue from anti-CD20 therapeutic programs	829.0	15.2	998.7	13.8	(169.7)	(17.0)
Other revenue	192.3	3.5	516.9	7.2	(324.6)	(62.8)
Total revenue	$5,469.0	100.0%	$7,215.9	100.0%	$(1,746.9)	(24.2)%
Product Revenue
Product revenue is summarized as follows:

	For the Three Months Ended June 30,
(In millions, except percentages)	2021		2020		$ Change	% Change
Multiple Sclerosis:
Fumarate*	$578.5	25.9%	$1,190.3	42.6%	$(611.8)	(51.4)%
Interferon**	400.4	17.9	481.4	17.2	(81.0)	(16.8)
TYSABRI	524.2	23.4	432.0	15.5	92.2	21.3
FAMPYRA	26.1	1.2	23.0	0.8	3.1	13.5
Subtotal: MS product revenue	1,529.2	68.4	2,126.7	76.1	(597.5)	(28.1)

Spinal Muscular Atrophy:
SPINRAZA	499.7	22.3	494.6	17.7	5.1	1.0

Alzheimer's disease:
ADUHELM***	1.6	0.1	—	—	1.6	nm

Biosimilars:
BENEPALI	121.5	5.4	106.2	3.8	15.3	14.4
IMRALDI	55.6	2.5	44.8	1.6	10.8	24.1
FLIXABI	25.3	1.2	20.6	0.7	4.7	22.8
Subtotal: Biosimilar product revenue	202.4	9.1	171.6	6.1	30.8	17.9

Other:
FUMADERM	3.1	0.1	2.8	0.1	0.3	10.7
Total product revenue, net	$2,236.0	100.0%	$2,795.7	100.0%	$(559.7)	(20.0)%

*Fumarate includes TECFIDERA and VUMERITY.
**Interferon includes AVONEX and PLEGRIDY.
***In June 2021 the FDA granted accelerated approval of ADUHELM, which became commercially available in the U.S. during the second quarter of 2021. For additional information, please read Note 16, Collaborative and Other Relationships - Eisai Co., Ltd. - ADUHELM Collaboration Agreement, to our condensed consolidated financial statements included in this report.
nm Not meaningful

	For the Six Months Ended June 30,
(In millions, except percentages)	2021		2020		$ Change	% Change
Multiple Sclerosis:
Fumarate*	$1,131.4	25.4%	$2,291.1	40.2%	$(1,159.7)	(50.6)%
Interferon**	800.9	18.0	947.4	16.6	(146.5)	(15.5)
TYSABRI	1,027.5	23.1	954.4	16.7	73.1	7.7
FAMPYRA	52.7	1.2	51.3	1.0	1.4	2.7
Subtotal: MS product revenue	3,012.5	67.7	4,244.2	74.5	(1,231.7)	(29.0)

Spinal Muscular Atrophy:
SPINRAZA	1,020.2	23.0	1,059.6	18.6	(39.4)	(3.7)

Alzheimer's disease:
ADUHELM***	1.6	—	—	—	1.6	nm

Biosimilars:
BENEPALI	243.2	5.5	239.7	4.2	3.5	1.5
IMRALDI	113.5	2.6	106.4	1.9	7.1	6.7
FLIXABI	50.8	1.1	44.3	0.7	6.5	14.7
Subtotal: Biosimilar product revenue	407.5	9.2	390.4	6.8	17.1	4.4

Other:
FUMADERM	5.9	0.1	6.1	0.1	(0.2)	(3.3)

Total product revenue, net	$4,447.7	100.0%	$5,700.3	100.0%	$(1,252.6)	(22.0)%

*Fumarate includes TECFIDERA and VUMERITY.
**Interferon includes AVONEX and PLEGRIDY.
***In June 2021 the FDA granted accelerated approval of ADUHELM, which became commercially available in the U.S. during the second quarter of 2021. For additional information, please read Note 16, Collaborative and Other Relationships - Eisai Co., Ltd. - ADUHELM Collaboration Agreement, to our condensed consolidated financial statements included in this report.
nm Not meaningful
Multiple Sclerosis (MS)
Fumarate
Fumarate revenue includes sales from TECFIDERA and VUMERITY. In October 2019 the FDA approved VUMERITY for the treatment of RMS and VUMERITY became commercially available in the U.S. in November 2019.
For the three and six months ended June 30, 2021, compared to the same periods in 2020, the decreases of 70.8% and 70.3%, respectively, in U.S. Fumarate revenue were primarily due to a decrease in TECFIDERA demand as well as higher discounts and allowances as a result of multiple TECFIDERA generic entrants in the U.S. market. The decrease was partially offset by an increase in VUMERITY sales volume.
For the three and six months ended June 30, 2021, compared to the same periods in 2020, the increases of 15.2% and 5.8%, respectively, in rest of world Fumarate revenue were primarily due to increases in TECFIDERA sales volumes of 13.0% and 4.0%, respectively, and an increase in pricing.
We believe that, due to the COVID-19 pandemic, there was an acceleration in sales during the first quarter of 2020 that increased rest of world Fumarate revenue by approximately $28.0 million. During the second quarter of 2020 we believe customers began to utilize the product purchased (approximately $17.0 million in rest of world) in the first quarter of 2020, which adversely affected sales in the second quarter of 2020.
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
On May 5, 2021, the European General Court annulled the EMA's non-validation decision with respect to a generic application related to TECFIDERA in the E.U. This generic application is now before the EMA, which is reassessing TECFIDERA's regulatory data protection by performing a scientific assessment pursuant to the European General Court's decision. The result of the scientific assessment of the EMA is expected in the fourth quarter of 2021. We have appealed the European General Court's decision to the European Court of Justice and the appeal is pending.
We will face TECFIDERA generic competition in the E.U. if regulatory data protection is not upheld and we expect that this would have an adverse impact on our TECFIDERA sales and our results of operations.
For additional information, please read Note 18, Litigation, to our condensed consolidated financial statements included in this report.
We expect an increase in VUMERITY sales volume driven by demand growth.
Interferon
For the three and six months ended June 30, 2021, compared to the same periods in 2020, the decreases of 25.5% and 21.8%, respectively, in U.S. Interferon revenue were primarily due to decreases in Interferon sales volumes of 20.5% and 19.1%, respectively. The net declines in sales volumes reflect the continued decline of the Interferon market as patients transition to other higher efficacy and oral MS therapies.
For the three months ended June 30, 2021, compared to the same period in 2020, the increase of 5.3% in rest of world Interferon revenue was primarily due to an increase in Interferon sales volumes of 6.2%.
For the six months ended June 30, 2021, compared to the same period in 2020, the decrease of 2.4% in rest of world Interferon revenue was primarily due to a decrease in pricing.
We believe that, due to the COVID-19 pandemic, there was an acceleration in sales during the first quarter of 2020 that increased rest of world Interferon revenue by approximately $25.0 million, primarily in the rest of world. During the second quarter of 2020 we believe customers began to utilize the product purchased (approximately $15.0 million in rest of world) in the first quarter of 2020, which adversely affected sales in the second quarter of 2020.
We expect that Interferon revenue will continue to decline in both the U.S. and rest of world markets in 2021, compared to 2020, as a result of increasing competition from our other MS products as well as other treatments for MS, including biosimilars, and pricing reductions in certain European markets.

TYSABRI
For the three months ended June 30, 2021, compared to the same period in 2020, the increase of 22.8% in U.S. TYSABRI revenue was primarily due to an increase in pricing and a favorable volume impact, resulting from favorable shipping dynamics.
For the six months ended June 30, 2021, compared to the same period in 2020, the increase of 9.8% in U.S. TYSABRI revenue was primarily due to an increase in pricing.
For the three and six months ended June 30, 2021, compared to the same periods in 2020, the increases of 19.4% and 5.0%, respectively, in rest of world TYSABRI revenue were primarily due to favorable volume impacts, partially offset by decreases in pricing.
We anticipate TYSABRI sales volume to modestly increase on a global basis in 2021, compared to 2020, despite increasing competition from additional treatments for MS, including OCREVUS. We expect to continue to face price reductions in certain European markets.
Spinal Muscular Atrophy
SPINRAZA
For the three and six months ended June 30, 2021, compared to the same periods in 2020, the decreases of 29.0% and 33.1%, respectively, in U.S. SPINRAZA revenue were primarily due to decreases in sales volumes resulting from increased competition.
For the three and six months ended June 30, 2021, compared to the same periods in 2020, the increases of 23.3% and 17.7%, respectively, in rest of world SPINRAZA revenue were primarily due to increases in sales volumes of 17.2% and 14.3%, respectively, due in part to timing of shipments in developing markets and increases in patients. The increases were also due to the favorable impact of foreign currency exchange of 6.7% and 4.9%, respectively.
In 2021 we expect that SPINRAZA revenue will be subject to increased competition resulting in higher discontinuations and a lower rate of new patient starts combined with the impact of loading dose dynamics as patients transition to dosing once every four months and lower prices in certain rest of world countries.
We face competition from a gene therapy product and an oral product. We expect that we will experience competition from both products in additional jurisdictions in the future, which may adversely affect our sales of SPINRAZA.
For additional information on our collaboration arrangements with Ionis Pharmaceuticals, Inc. (Ionis), please read Note 18, Collaborative and Other Relationships, to our consolidated financial statements included in our 2020 Form 10-K.

Alzheimer's Disease
ADUHELM
In June 2021 the FDA granted accelerated approval of ADUHELM, which became commercially available in the U.S. during the second quarter of 2021. For the three and six months ended June 30, 2021, U.S. ADUHELM revenue was approximately $1.6 million.
In 2021 we expect modest sales of ADUHELM in the U.S.
For additional information on our collaboration arrangements with Eisai, please read Note 16, Collaborative and Other Relationships, to our condensed consolidated financial statements included in this report.
Biosimilars
BENEPALI, IMRALDI and FLIXABI
For the three and six months ended June 30, 2021, compared to the same periods in 2020, the increases of 17.9% and 4.4%, respectively, in biosimilar revenue were primarily due to the favorable impact of higher volumes and foreign currency exchange, partially offset by decreases in pricing.
We believe that, due to the COVID-19 pandemic, there was an acceleration in sales during the first quarter of 2020 that increased biosimilar revenue by approximately $15.0 million. During the second quarter of 2020 we believe customers began to utilize the product purchased (approximately $9.0 million) in the first quarter of 2020, which adversely affected sales in the second quarter of 2020.
In 2021 we expect modest revenue growth for our biosimilars business. We expect to continue to face price reductions in certain European countries.
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
Biogen’s Share of Pre-tax Profits in the U.S. for RITUXAN and GAZYVA
The following tables provide a summary of amounts comprising our share of pre-tax profits in the U.S. for RITUXAN and GAZYVA:

	For the Three Months Ended June 30,
(In millions)	2021	2020
Product revenue, net	$554.1	$807.9
Cost and expense	77.9	121.5
Pre-tax profits in the U.S.	476.2	686.4
Biogen's share of pre-tax profits	$178.8	$257.5

	For the Six Months Ended June 30,
(In millions)	2021	2020
Product revenue, net	$1,105.5	$1,886.1
Cost and expense	152.1	268.9
Pre-tax profits in the U.S.	953.4	1,617.2
Biogen's share of pre-tax profits	$352.9	$598.8
For the three and six months ended June 30, 2021, compared to the same periods in 2020, the decreases in U.S. product revenue, net were primarily due to decreases in sales volumes of RITUXAN in the U.S. of 29.8% and 40.0%, respectively, primarily due to the onset of competition from multiple biosimilar products.
For the three and six months ended June 30, 2021, compared to the same periods in 2020, product revenue, net also reflected increases in GAZYVA sales volume of 28.9% and 13.5%, respectively.
For the three and six months ended June 30, 2021, compared to the same periods in 2020, the decreases in collaboration costs and expense were primarily due to lower cost of sales on RITUXAN.
We are aware of several other anti-CD20 molecules, including biosimilar products, that have recently been approved and are competing with RITUXAN and GAZYVA in the oncology and other markets. In November 2019, January 2020 and January 2021 biosimilar products referencing RITUXAN were launched in the U.S. and are being offered at lower prices. This competition has had a significant adverse impact on the pre-tax profits of our collaboration arrangements with Genentech, as the sales of RITUXAN have decreased substantially compared to prior periods. We expect that biosimilar competition will continue to increase as these products capture additional market share and that this will have a significant adverse impact on our co-promotion profits in the U.S. in future years.
Other Revenue from Anti-CD20 Therapeutic Programs
Other revenue from anti-CD20 therapeutic programs consists of royalty revenue on sales of OCREVUS and our share of pre-tax co-promotion profits from RITUXAN in Canada.
For the three and six months ended June 30, 2021, compared to the same periods in 2020, the increases in other revenue from anti-CD20 therapeutic programs were primarily due to sales growth of OCREVUS. Royalty revenue recognized on sales of OCREVUS for the three and six months ended June 30, 2021, totaled $257.0 million and $466.3 million, respectively, compared to $208.2 million and $370.5 million, respectively, in the prior year comparative periods.
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
Other Revenue
Other revenue is summarized as follows:

	For the Three Months Ended June 30,
(In millions, except percentages)	2021		2020		% Change	$ Change
Revenue from collaborative and other relationships	$5.5	5.6%	$5.0	1.2%	10.0%	$0.5
Other royalty and corporate revenue	93.5	94.4	402.6	98.8	(76.8)	(309.1)
Total other revenue	$99.0	100.0%	$407.6	100.0%	(75.7)%	$(308.6)

	For the Six Months Ended June 30,
(In millions, except percentages)	2021		2020		% Change	$ Change
Revenue from collaborative and other relationships	$9.4	4.9%	$8.9	1.7%	5.6%	$0.5
Other royalty and corporate revenue	182.9	95.1	508.0	98.3	(64.0)	(325.1)
Total other revenue	$192.3	100.0%	$516.9	100.0%	(62.8)%	$(324.6)

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
Other Royalty and Corporate Revenue

For the Three and Six Months Ended
June 30, 2021 and 2020
(In millions)
$93.5
$87.1
$6.4
$402.6
$395.5
$7.1
$182.9
$170.3
$12.6
$508.0
$489.5
$18.5
Q2 '21
Q2 '20
YTD '21
YTD '20
Royalty
Other corporate

We receive royalties from net sales on products related to patents that we have out-licensed and we record other corporate revenue primarily from amounts earned under contract manufacturing agreements.
For the three and six months ended June 30, 2021, compared to the same periods in 2020, the decreases in other corporate revenue were primarily due to higher contract manufacturing revenue during the second quarter of 2020, resulting from $329.4 million in revenue related to the delivery of the license for certain of our manufacturing-related intellectual property to a contract manufacturing customer.
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
Reserves for discounts, contractual adjustments and returns that reduced gross product revenue are summarized as follows:

(In millions)
$976.9
$4.2
$782.0
$190.7
$978.9
$6.4
$786.5
$186.0
$1,911.2
$9.0
$1,525.5
$376.7
$1,995.3
$10.6
$1,598.5
$386.2
Q2 '21
Q2 '20
YTD '21
YTD '20
Discounts
Contractual adjustments
Returns

For the three and six months ended June 30, 2021, reserves for discounts and allowances as a percentage of gross product revenue were 29.2% and 28.6%, respectively, compared to 26.0% and 25.8%, respectively, in the prior year comparative periods.
Discounts
Discounts include trade term discounts and wholesaler incentives.
For the three months ended June 30, 2021, compared to the same period in 2020, the increase in discounts was primarily driven by higher discount rates, partially offset by a decrease in gross sales.

For the six months ended June 30, 2021, compared to the same period in 2020, the decrease in discounts was primarily driven by a decrease in gross sales.
Contractual Adjustments
Contractual adjustments primarily relate to Medicaid and managed care rebates, pharmacy rebates, co-payment (copay) assistance, Veterans Administration, Public Health Service discounts, specialty pharmacy program fees and other government rebates or applicable allowances.
For the three and six months ended June 30, 2021, compared to the same periods in 2020, the decreases in contractual adjustments were primarily caused by lower TECFIDERA sales in the U.S., resulting in lower Medicaid and managed care rebates, partially offset by pharmacy rebates.
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
For the three and six months ended June 30, 2021, compared to the same periods in 2020, return reserves were relatively consistent.
For additional information on our revenue reserves, please read Note 3, Revenue, to our condensed consolidated financial statements included in this report.
Cost and Expense
A summary of total cost and expense is as follows:

	For the Three Months Ended June 30,
(In millions, except percentages)	2021	2020	% Change	$ Change
Cost of sales, excluding amortization and impairment of acquired intangible assets	$459.7	$411.1	11.8%	$48.6
Research and development	585.1	647.6	(9.7)	(62.5)
Selling, general and administrative	637.3	555.1	14.8	82.2
Amortization and impairment of acquired intangible assets	604.1	61.5	882.3	542.6
Collaboration profit sharing	(15.2)	21.8	(169.7)	(37.0)
(Gain) loss on fair value remeasurement of contingent consideration	0.3	10.0	(97.0)	(9.7)
Acquired in-process research and development	18.0	—	nm	18.0
Total cost and expense	$2,289.3	$1,707.1	34.1%	$582.2

	For the Six Months Ended June 30,
(In millions, except percentages)	2021	2020	% Change	$ Change
Cost of sales, excluding amortization and impairment of acquired intangible assets	$937.8	$865.5	8.4%	$72.3
Research and development	1,099.3	1,123.9	(2.2)	(24.6)
Selling, general and administrative	1,232.3	1,125.2	9.5	107.1
Amortization and impairment of acquired intangible assets	702.2	133.0	428.0	569.2
Collaboration profit sharing	53.3	93.5	(43.0)	(40.2)
(Gain) loss on fair value remeasurement of contingent consideration	(33.5)	5.5	(709.1)	(39.0)
Acquired in-process research and development	18.0	75.0	(76.0)	(57.0)
Total cost and expense	$4,009.4	$3,421.6	17.2%	$587.8

nm Not meaningful

Cost of Sales, Excluding Amortization and Impairment of Acquired Intangible Assets
Product Cost of Sales
For the three and six months ended June 30, 2021, compared to the same periods in 2020, the increases in product cost of sales were primarily due to product mix and higher cost of sales associated with contract manufacturing agreements.
Royalty Cost of Sales
For the three and six months ended June 30, 2021, compared to the same periods in 2020, the increases in royalty cost of sales were primarily due to higher royalties payable on higher sales of TYSABRI and VUMERITY.
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
For the three and six months ended June 30, 2021, compared to the same periods in 2020, the decreases in research and development expense were primarily due to $208.0 million in charges recognized upon the closing of our collaboration with Sangamo Therapeutics, Inc. (Sangamo) in the second quarter of 2020, partially offset by an increase in spending related to the EMBARK redosing study for aducanumab, the development of zuranolone for the potential treatment of MDD and PPD, the development of BIIB124 (SAGE-324) for the potential treatment of essential tremor, which we are developing in collaboration with Sage, and the impact of business development license transactions.
Early Stage Programs
For the three and six months ended June 30, 2021, compared to the same periods in 2020, the decreases in spending related to our early stage programs were primarily due to decreases in costs associated with:
•the discontinuation of opicinumab (anti-LINGO) in MS;
•the discontinuation of BIIB054 (cinpanemab) in Parkinson's disease;
•the advancement of dapirolizumab pego, an anti-CD40L pegylated Fab that we are developing in collaboration with UCB, for the potential treatment of systemic lupus erytheatosus (SLE) into late stage; and
•the advancement of BIIB059 (anti-BDCA2) for the potential treatment of SLE into late stage.

These decreases were partially offset by increases in costs associated with:
•an increase in spending in the development of BIIB124 for the potential treatment of essential tremor;
•an increase in spending in the development of BIIB122 (DNL151) for the potential treatment of Parkinson's disease, which we are developing in collaboration with Denali Therapeutics Inc. (Denali); and
•the close out costs related to the discontinuation of gosuranemab (BIIB092) in Alzheimer's disease.
Late Stage Programs
For the three and six months ended June 30, 2021, compared to the same periods in 2020, the increases in spending associated with our late stage programs were primarily due to:
•an increase in spending in the development of zuranolone for the potential treatment of MDD and PPD;
•the advancement of dapirolizumab pego for the potential treatment of SLE into late stage;
•the advancement of BIIB059 for the potential treatment of SLE into late stage; and
•an increase in spending related to lecanemab.
In March 2019 Eisai initiated a global Phase 3 trial for the development of lecanemab in early Alzheimer's disease. Under our collaboration arrangement, Eisai serves as the global operational and regulatory lead for lecanemab and all costs, including research, development, sales and marketing expense, are shared equally between us and Eisai.
For additional information on our collaboration arrangements with Eisai, please read Note 16, Collaborative and Other Relationships, to our condensed consolidated financial statements included in this report.
Selling, General and Administrative
For the three and six months ended June 30, 2021, compared to the same periods in 2020, selling, general and administrative expense increased 14.8% and 9.5%, respectively, primarily due to increases in personnel in support of the launch of ADUHELM in the U.S.
Amortization and Impairment of Acquired Intangible Assets
Our amortization expense is based on the economic consumption and impairment of intangible assets. Our most significant amortizable intangible assets are related to our TYSABRI, AVONEX, SPINRAZA, VUMERITY and TECFIDERA (rest of world) products and other programs acquired through business combinations.
For the three and six months ended June 30, 2021, amortization and impairment of acquired intangible assets reflects a $350.0 million impairment charge related to BIIB111 for the potential treatment of choroideremia and a $191.6 million impairment charge related to BIIB112 for the potential treatment of X-linked retinitis pigmentosa.
For the six months ended June 30, 2021, amortization and impairment of acquired intangible assets also reflects a $44.3 million impairment charge related to vixotrigine (BIIB074) for the potential treatment of trigeminal neuralgia (TGN).
For the three and six months ended June 30, 2020, we had no impairment charges.
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
Vixotrigine
In the periods since we acquired vixotrigine, there have been numerous delays in the initiation of Phase 3 studies for the potential treatment of TGN and for the potential treatment of diabetic painful neuropathy (DPN), another form of neuropathic pain. We have engaged with the FDA regarding the design of the Phase 3 studies of vixotrigine for the potential treatment of TGN and DPN and now plan to perform an additional clinical trial of vixotrigine before initiating a Phase 3 study of DPN.
The performance of this additional clinical trial has delayed the initiation of the Phase 3 studies of vixotrigine for the potential treatment of TGN, and, as a result, we recognized an impairment charge of $44.3 million related to vixotrigine for the potential treatment of TGN during the first quarter of 2021. As of June 30, 2021, the carrying value associated with our remaining vixotrigine IPR&D assets was $136.0 million, all of which is related to DPN.
BIIB111 and BIIB112
During the fourth quarter of 2020 we recognized an impairment charge of $115.0 million related to BIIB111 as a result of third-party manufacturing delays that impacted the timing and increased the costs associated with advancing BIIB111 through Phase 3 development.
During the second quarter of 2021 we announced that our Phase 3 STAR study of BIIB111 did not meet its primary or key secondary endpoints. We reassessed the fair value of the program based on the results of this study and recognized an impairment charge of $350.0 million during the second quarter of 2021, which resulted in a reduction of the IPR&D asset from $365.0 million to $15.0 million.
During the second quarter of 2021 we announced that our Phase 2/3 XIRIUS study of BIIB112 did not meet its primary endpoint; however, positive trends were observed across several clinically relevant prespecified secondary endpoints. We reassessed the fair value of the program based on the results of this study and recognized an impairment charge of $191.6 million during the second quarter of 2021, which resulted in a reduction of the IPR&D asset from $220.0 million to $28.4 million.
We are evaluating the results of our Phase 3 STAR study of BIIB111 and our Phase 2/3 XIRIUS study of BIIB112, including evaluation of any future development activities we may perform. Our estimates of the current fair values of the BIIB111 and BIIB112 programs were derived by using a discounted, probability-weighted calculation of future estimated cash flows associated with the programs under multiple scenarios, including the possibility that we will cease further development of BIIB111 and/or BIIB112, which could result in further impairment of these assets. The key assumptions in our estimates are the amount and timing of revenue, probability of technical and regulatory success, discount rate and clinical data associated with the programs.
In addition, we have entered into third-party manufacturing agreements related to the BIIB111 and BIIB112 programs and we may incur a financial penalty if these agreements are terminated. Should we decide to terminate either or both of these programs and/or manufacturing agreements, we will likely incur impairment charges related to the remaining book value of the applicable program as well as charges up to, in the aggregate, approximately $30.0 million related to our inventory arrangements and other costs associated with discontinuing these programs.
Collaboration Profit Sharing
Collaboration profit sharing primarily includes Samsung Bioepis' 50.0% share of the profit or loss related to our biosimilars commercial agreement with Samsung Bioepis and, beginning in the second quarter of 2021, Eisai's 45.0% share of income and expenses in the U.S. related to the ADUHELM Collaboration Agreement.
For the three and six months ended June 30, 2021, we recognized net profit-sharing expense of $69.9 million and $138.4 million, respectively, to reflect Samsung Bioepis' 50.0% sharing of the net collaboration profits compared to a net profit sharing expense of $55.4 million and $127.2 million, respectively, in the prior year comparative periods. For the three and six months ended June 30, 2021, we also recognized net profit-sharing income of $45.0 million to reflect Eisai's 45.0% share of the $100.0 million milestone payment made to
Neurimmune related to the launch of ADUHELM in the U.S., and net profit-sharing income of $40.1 million to reflect Eisai's 45.0% share of loss related to the ADUHELM Collaboration Agreement.
For the three and six months ended June 30, 2020, we also recognized net profit-sharing income of $33.8 million to reflect Eisai's 45.0% share of the $75.0 million milestone payment made to Neurimmune related to the submission of the Biologics License Application (BLA) for the approval of ADUHELM to the FDA.
For additional information on our collaboration arrangements with Samsung Bioepis and Eisai, please read Note 16, Collaborative and Other Relationships, to our condensed consolidated financial statements included in this report.
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
For the three and six months ended June 30, 2021, compared to the same periods in 2020, changes in the fair value of our contingent consideration obligations were primarily due to delays in the expected timing of the achievement of certain remaining developmental milestones related to our vixotrigine programs.

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
Other Income (Expense), Net
For the three months ended June 30, 2021, compared to the same period in 2020, the change in other income (expense), net primarily reflects net unrealized gains on our holdings in equity securities.
For the six months ended June 30, 2021, compared to the same period in 2020, the change in other income (expense), net primarily reflects net unrealized losses on our holdings in equity securities.
For the three months ended June 30, 2021, net unrealized gains and realized gains on our holdings in equity securities were approximately $153.9 million and $0.4 million, respectively, compared to net unrealized gains and realized gains (losses) of $102.9 million and zero, respectively, in the prior year comparative period. The net unrealized gains recognized during the three months ended June 30, 2021, primarily reflect an increase in the fair value of Denali common stock of approximately $263.0 million, partially offset by decreases in the fair value of Ionis, Sangamo and Sage common stock of approximately $105.8 million.
For the six months ended June 30, 2021, net unrealized losses and realized gains on our holdings in equity securities were approximately $288.4 million and $6.6 million, respectively, compared to net unrealized gains and realized gains (losses) of $42.0 million and zero, respectively, in the prior year comparative period. The net unrealized losses recognized during the six months ended June 30, 2021, primarily reflect decreases in the fair value of Ionis, Sangamo, Denali and Sage common stock of approximately $284.8 million.
We expect a moderate increase in interest expense for 2021, compared to 2020, primarily due to lower interest being capitalized as a result of assets being placed into service during 2021.

Income Tax (Benefit) Provision

For the Three and Six Months Ended
June 30, 2021 and 2020
(In millions, except percentages)
$738.2
$446.1
21.9%
19.8%
(70.3)%
(34.8)%
$(409.1)
$(364.9)
Q2 '21
Q2 '20
YTD '21
YTD '20
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
For the three and six months ended June 30, 2021, compared to the same periods in 2020, the decreases in our effective tax rate were primarily due to a current year deferred tax benefit in Switzerland resulting from the accelerated approval of ADUHELM by the FDA in the U.S. We recorded a net deferred tax asset of approximately $500.0 million. The net deferred tax asset is comprised of approximately $875.0 million of gross deferred tax asset, reduced by approximately $375.0 million of unrecognized tax benefit discussed below. The deferred tax benefit relates to Neurimmune's tax basis in ADUHELM, the realization of which is dependent on future sales of ADUHELM and approval of the Swiss cantonal tax authorities, with an equal and offsetting amount assigned to net income (loss) attributable to noncontrolling interests, net of tax in our condensed consolidated statements of income, resulting in a zero net impact to net income attributable to Biogen Inc.
For additional information on our collaboration arrangement with Neurimmune, please read Note 17, Investments in Variable Interest Entities, to our condensed consolidated financial statements included in this report.
In addition, the decreases in our effective tax rate, excluding the impact of the Neurimmune deferred tax asset discussed above, were primarily due to the change in the territorial mix of our profitability, which included the effect of generic competition for TECFIDERA in the U.S. market. Our 2020 effective tax rate reflected an income tax expense related to the establishment of a valuation allowance against certain deferred tax assets, the realization of which is dependent on future sales of TECFIDERA in the U.S.
For the six months ended June 30, 2021, our 2021 effective tax rate reflects a decrease related to the non-cash tax effects of changes in the value of our equity investments, where we recorded a reduction of value in 2021. The tax effects of this change in value of our equity investments were recorded discretely, as the changes in value of equity investments cannot be forecasted.
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
In June 2018 we exercised our option under our joint venture agreement to increase our ownership percentage in Samsung Bioepis from approximately

5.0% to approximately 49.9%. The share purchase transaction was completed in November 2018. As of June 30, 2021, our ownership percentage remained at approximately 49.9%.
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
For the three and six months ended June 30, 2021, we recognized net income on our investment of $34.3 million and $16.1 million, respectively, reflecting our share of Samsung Bioepis' operating results and amortization of basis differences, net of tax, compared to net income on our investment of $15.1 million and $0.4 million, respectively, in the prior year comparative periods.
Net income on our investment for the three and six months ended June 30, 2021, reflects a $31.2 million benefit related to the release of a valuation allowance on deferred tax assets associated with Samsung Bioepis. The valuation allowance was released in the current period based on a consideration of the positive and negative evidence, including the historic earnings of Samsung Bioepis.
For additional information on our collaboration arrangements with Samsung Bioepis, please read Note 16, Collaborative and Other Relationships, to our condensed consolidated financial statements included in this report.

Noncontrolling Interests

(In millions)
$577.0
$64.4
$571.4
$57.8
Q2 '21
Q2 '20
YTD '21
YTD '20

For the three and six months ended June 30, 2021, compared to the same periods in 2020, we recorded a current year deferred tax benefit associated with the accelerated approval of ADUHELM by the FDA in the U.S. We recorded a net deferred tax asset of approximately $500.0 million related to Neurimmune's tax basis in ADUHELM, the realization of which is dependent on future sales of ADUHELM and approval of the Swiss cantonal tax authorities, with an equal and offsetting amount assigned to net income (loss) attributable to noncontrolling interests, net of tax in our condensed consolidated statements of income, resulting in a zero net impact to net income attributable to Biogen Inc.
For the three and six months ended June 30, 2021, the changes in net income (loss) attributable to noncontrolling interests, net of tax was also due to the $100.0 million milestone payment to Neurimmune related to the launch of ADUHELM in the U.S. during the second quarter of 2021.
For the three and six months ended June 30, 2020, the changes in net income (loss) attributable to noncontrolling interests, net of tax were primarily due to the $75.0 million milestone payment to Neurimmune related to the submission of the BLA for the approval of ADUHELM to the FDA.
For additional information on our collaboration agreement with Neurimmune, please read Note 17, Investments in Variable Interest Entities, to our condensed consolidated financial statements included in this report.
For additional information on our income taxes please read Note 14, Income Taxes, to our condensed consolidated financial statements included in this report.

Financial Condition, Liquidity and Capital Resources
Our financial condition is summarized as follows:

(In millions, except percentages)	As of June 30, 2021	As of December 31, 2020	Change %
Financial assets:
Cash and cash equivalents	$1,742.0	$1,331.2	30.9%
Marketable securities — current	1,308.8	1,278.9	2.3
Marketable securities — non-current	915.1	772.1	18.5
Total cash, cash equivalents and marketable securities	$3,965.9	$3,382.2	17.3%
Borrowings:
Notes payable	$7,269.2	$7,426.2	(2.1)%
Total borrowings	$7,269.2	$7,426.2	(2.1)%
Working capital:
Current assets	$7,183.7	$6,887.1	4.3%
Current liabilities	(3,347.2)	(3,742.2)	(10.6)
Total working capital	$3,836.5	$3,144.9	22.0%
For the six months ended June 30, 2021, certain significant cash flows were as follows:
•$1,996.3 million in net cash flow provided by operating activities;
•$1,050.0 million used for share repurchases;
•$170.0 million used in connection with our Exchange Offer;
•$164.5 million used for purchases of property, plant and equipment; and
•$100.0 million milestone payment to Neurimmune.
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
As of June 30, 2021, we had cash, cash equivalents and marketable securities totaling approximately $4.0 billion compared to approximately $3.4 billion as of December 31, 2020. The change in cash, cash equivalents and marketable securities at June 30, 2021, from December 31, 2020, was primarily due to net cash flow provided by operating activities, partially offset by cash used for share repurchases and capital expenditures, cash payments made in connection with our Exchange Offer and a milestone payment made to Neurimmune.
Investments and other assets in our condensed consolidated balance sheets as of June 30, 2021 and December 31, 2020, include the carrying value of our investment in Samsung Bioepis of $612.8 million and $620.2 million, respectively. As Samsung Bioepis is a privately-held entity, our ability to liquidate our investment may be limited and we may realize significantly less than the value of such investment. This investment is also subject to foreign currency exchange fluctuations.
In connection with our collaboration with Sangamo, we purchased approximately 24 million shares of Sangamo common stock in April 2020. As of June 30, 2021 and December 31, 2020, the fair value of this investment was $271.6 million and $333.7 million, respectively.
In connection with our collaboration with Denali, we purchased approximately 13 million shares of Denali common stock in September 2020. As of June 30, 2021 and December 31, 2020, the fair value of this investment was $901.5 million and $935.7 million, respectively.
In connection with our collaboration with Sage, we purchased approximately 6.2 million shares of Sage common stock in December 2020. As of June 30, 2021 and December 31, 2020, the fair value of this investment was $293.3 million and $433.9 million, respectively.
Our investment in Ionis common stock had a fair value of $114.7 million and $249.1 million as of June 30, 2021 and December 31, 2020, respectively. The decrease was partially due to the sale of a portion of our investment in Ionis common stock during the first quarter of 2021.
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
Borrowings
In February 2021 we completed our Exchange Offer, consisting of the following:
•$624.6 million aggregate principal amount of our 2045 Senior Notes was exchanged for $700.7 million aggregate principal amount of our 2051 Senior Notes and approximately $151.8 million of aggregate cash payments; and
•$8.9 million aggregate principal amount of our 2045 Senior Notes was redeemed for approximately $12.1 million of aggregate cash payments, excluding accrued and unpaid interest.
In April 2020 we issued senior unsecured notes for an aggregate principal amount of $3.0 billion (2020 Senior Notes), consisting of the following:
•$1.5 billion aggregate principal amount of 2.25% Senior Notes due May 1, 2030; and
•$1.5 billion aggregate principal amount of 3.15% Senior Notes due May 1, 2050.
The following is a summary of our currently outstanding senior unsecured notes issued in 2015 (2015 Senior Notes):
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
For a summary of the fair and carrying values of our outstanding borrowings as of June 30, 2021 and December 31, 2020, please read Note 6, Fair Value Measurements, to our condensed consolidated financial statements included in this report.
Credit Facility
In January 2020 we entered into a $1.0 billion, five-year senior unsecured revolving credit facility under which we are permitted to draw funds for working capital and general corporate purposes. The terms of the revolving credit facility include a financial covenant that requires us not to exceed a maximum consolidated leverage ratio. As of June 30, 2021, we had no outstanding borrowings and were in compliance with all covenants under this facility.

Working Capital
Working capital is defined as current assets less current liabilities. The change in working capital at June 30, 2021, from December 31, 2020, reflects an increase in total current assets of approximately $296.6 million and a decrease in total current liabilities of approximately $395.0 million.
The increase in total current assets was primarily driven by an increase in net cash, cash equivalents and marketable securities, due to $1,996.3 million of cash generated from operations, partially offset by cash used for share repurchases, capital expenditures and a Neurimmune milestone payment as well as cash payments made in conjunction with our Exchange Offer.
The net decrease in current liabilities was primarily due to a reduction in accounts payable as well as accrued expense and other, which was primarily related to decreases in the accrual of contingent payments, the accrual for employee compensation and benefits and the fair values of derivative liabilities.
Share Repurchase Programs
In October 2020 our Board of Directors authorized our 2020 Share Repurchase Program, which is a program to repurchase up to $5.0 billion of our common stock. Our 2020 Share Repurchase Program does not have an expiration date. All share repurchases under our 2020 Share Repurchase Program will be retired. Under our 2020 Share
Repurchase Program, we repurchased and retired approximately 1.6 million and 3.8 million shares of our common stock at a cost of approximately $450.0 million and $1.1 billion during the three and six months ended June 30, 2021, respectively. Approximately $3.6 billion remained available under our 2020 Share Repurchase Program as of June 30, 2021.
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
Cash Flow
The following table summarizes our cash flow activity:

	For the Six Months Ended June 30,
(In millions, except percentages)	2021	2020	% Change
Net cash flow provided by operating activities	$1,996.3	$3,415.8	(41.6)%
Net cash flow used in investing activities	(217.4)	(389.8)	44.2
Net cash flow used in financing activities	(1,349.5)	(3,558.7)	62.1
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
For the six months ended June 30, 2021, compared to the same period in 2020, the decrease in net cash flow provided by operating activities was primarily due to lower net income.
Investing Activities
For the six months ended June 30, 2021, compared to the same period in 2020, the decrease in net cash flow used in investing activities was primarily due to higher capital expenditures and acquisitions of IPR&D and other intangible assets in 2020 as well as the upfront payment made to Sangamo, partially offset by higher net proceeds received from the sale of marketable securities in 2020 as compared to the current year.
Financing Activities
For the six months ended June 30, 2021, compared to the same period in 2020, the decrease in net cash flow used in financing activities was primarily due to the greater number of shares repurchased in 2020 as compared to the comparative period in 2021, partially offset by cash used in connection with our Exchange Offer and a milestone payment to Neurimmune in 2021.
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
Contingent Development, Regulatory and Commercial Milestone Payments
Based on our development plans as of June 30, 2021, we could trigger potential future milestone payments to third parties of up to approximately $10.5 billion, including approximately $2.0 billion in development milestones, approximately $1.2 billion in regulatory milestones and approximately $7.3 billion in commercial milestones, as part of our various collaborations, including licensing and development programs. Payments under these agreements generally become due and payable upon achievement of certain development, regulatory or commercial milestones. Because the achievement of these milestones was not considered probable as of June 30, 2021, such contingencies have not been recorded in our financial statements. Amounts related to contingent milestone payments are not considered contractual obligations as they are contingent on the successful achievement of certain development, regulatory or commercial milestones.
If certain clinical and commercial milestones are met, we may pay up to $68.2 million in milestones in 2021 under our current agreements. In addition, if aducanumab receives regulatory approval in the jurisdictions where we have submitted filings, we may pay up to $100.0 million in additional milestones to Neurimmune, which includes $50.0 million if launched in three or more countries in the E.U. and $50.0 million if launched in Japan. Milestones payable to Neurimmune are shared expenses under the ADUHELM Collaboration Agreement.
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
Other Funding Commitments
As of June 30, 2021, we have several ongoing clinical studies in various clinical trial stages. Our most significant clinical trial expenditures are to contract research organizations (CROs). The contracts with CROs are generally cancellable, with notice, at our option. We recorded accrued expense of approximately $43.7 million in our condensed consolidated balance sheet for expenditures incurred by CROs as of June 30, 2021. We have approximately $646.8 million in cancellable future commitments based on existing CRO contracts as of June 30, 2021.
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
Tax Related Obligations
We exclude liabilities pertaining to uncertain tax positions from our summary of contractual obligations as we cannot make a reliable estimate of the period of cash settlement with the respective taxing authorities. As of June 30, 2021, we have approximately $96.5 million of liabilities associated with uncertain tax positions.
As of June 30, 2021 and December 31, 2020, we have accrued income tax liabilities of approximately $633.0 million and $697.0 million, respectively, under a one-time mandatory deemed repatriation tax on accumulated foreign subsidiaries' previously untaxed foreign earnings (the Transition Toll Tax). Of the amounts accrued as of June 30, 2021, approximately $72.7 million is expected to be paid within one year. The Transition Toll Tax will be paid in installments over an eight-year period, which started in 2018, and will not accrue interest.
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
Critical Accounting Estimates
The preparation of our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S., requires us to make estimates, judgments and assumptions that may affect the reported amounts of assets, liabilities, equity, revenue and expense and related disclosure of contingent assets and liabilities. On an ongoing basis we evaluate our estimates, judgments and assumptions. We base our estimates on historical experience and on various other assumptions that we believe are reasonable, the results of which form the basis for making judgments about the carrying values of assets, liabilities and equity and the amount of revenue and expense. Actual results may differ from these estimates.

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
During the second quarter of 2018 the International Practices Task Force of the Center for Audit Quality categorized Argentina as a country with a projected three-year cumulative inflation rate greater than 100.0%, which indicated that Argentina's economy is highly inflationary. This categorization did not have a material impact on our results of operations or financial position as of June 30, 2021, and is not expected to have a material impact on our results of operations or financial position in the future.
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
The following quantitative information includes the impact of currency movements on forward contracts used in our revenue, operating expense and balance sheet hedging programs. As of June 30,

2021 and December 31, 2020, a hypothetical adverse 10.0% movement in foreign currency exchange rates compared to the U.S. dollar across all maturities would result in a hypothetical decrease in the fair value of forward contracts of approximately $386.4 million and $458.2 million, respectively. The estimated fair value change was determined by measuring the impact of the hypothetical exchange rate movement on outstanding forward contracts. Our use of this methodology to quantify the market risk of such instruments is subject to assumptions and actual impact could be significantly different. The quantitative information about market risk is limited because it does not take into account all foreign currency operating transactions.
Net Investment Hedge Program
Our net investment hedging program is designed to mitigate currency fluctuations between the U.S. dollar and the South Korean won as a result of our approximately 49.9% ownership interest in Samsung Bioepis. We entered into foreign currency forward contracts to manage the foreign currency risk with our forward contracts used to hedge changes in the spot rate over the next four months. As of June 30, 2021 and December 31, 2020, a hypothetical adverse 10.0% movement would result in a hypothetical decrease in fair value of approximately $54.9 million and $56.9 million, respectively. The estimated fair value was determined by measuring the impact of the hypothetical spot rate movement on outstanding forward contracts.
Interest Rate Risk
Our investment portfolio includes cash equivalents and short-term investments. The fair value of our marketable securities is subject to change as a result of potential changes in market interest rates. The potential change in fair value for interest rate sensitive instruments has been assessed on a hypothetical 100 basis point adverse movement across all maturities. As of June 30, 2021 and December 31, 2020, we estimate that such hypothetical 100 basis point adverse movement would result in a hypothetical loss in fair value of approximately $14.6 million and $13.2 million, respectively, to our interest rate sensitive instruments. The fair values of our investments were determined using third-party pricing services or other market observable data.
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
On May 5, 2021, the European General Court annulled the EMA's non-validation decision with respect to a generic application related to TECFIDERA in the E.U. This generic application is now before the EMA, which is reassessing TECFIDERA's regulatory data protection by performing a scientific assessment pursuant to the European General Court's decision. The result of the scientific assessment of the EMA is expected in the fourth quarter of 2021. We have appealed the European General Court's decision to the European Court of Justice and the appeal is pending.
We will face TECFIDERA generic competition in the E.U. if regulatory data protection is not upheld and we expect that this would have an adverse impact on our TECFIDERA sales and our results of operations.
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
We believe that our allowance for doubtful accounts was adequate as of June 30, 2021 and December 31, 2020. However, if significant changes occur in the availability of government funding or the reimbursement practices of these or other governments, we may not be able to collect on amounts due to us from customers in such countries and our results of operations could be adversely affected.
Item 4.    Controls and Procedures
Disclosure Controls and Procedures and Internal Control over Financial Reporting
Controls and Procedures
We have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of June 30, 2021. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that:
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II — OTHER INFORMATION
Item 1.    Legal Proceedings
For a discussion of legal proceedings as of June 30, 2021, please read Note 18, Litigation, to our condensed consolidated financial statements included in this report, which is incorporated into this item by reference.
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
ADUHELM is in the early stages of commercial launch in the U.S. In addition to risks associated with new product launches and the other factors described in these Risk Factors, our ability to successfully commercialize ADUHELM may be adversely affected due to:
•the lack of readiness of healthcare providers to initiate treatment as well as our ability to successfully identify eligible patients based on the information included in ADUHELM’s label;
•concern regarding the accelerated approval of ADUHELM and its data;
•our ability to obtain and maintain adequate reimbursement for ADUHELM;
•the lack of market acceptance of ADUHELM;
•the effectiveness of our commercial strategy for marketing ADUHELM;
•delays in the manufacturing, distribution and supply of ADUHELM;
•the approval of other new products for the same or similar indications; and
•our ability to maintain a positive reputation among patients, healthcare providers and others in the Alzheimer’s disease community, which may be impacted by pricing and reimbursement decisions relating to ADUHELM.
As part of the accelerated approval, we will conduct a confirmatory trial to verify the clinical benefit of ADUHELM in patients with Alzheimer's disease. The FDA may withdraw approval if, among other things, the confirmatory trial fails to verify clinical benefit, ADUHELM's benefit-risk is no longer positive or we fail to comply with the conditions of the accelerated approval.
Our long-term success depends upon the successful development of new products and additional indications for our existing products.

Our long-term success will depend upon the successful development of new products from our research and development activities or our licenses or acquisitions from third parties, including our commercialization agreements with Samsung Bioepis, as well as additional indications for our existing products.
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
Clinical trial data are subject to differing interpretations and even if we view data as sufficient to support the safety, effectiveness and/or approval of an investigational therapy, regulatory authorities may disagree and may require additional data, limit the scope of the approval or deny approval altogether. Furthermore, the approval of a product candidate by one regulatory agency does not mean that other regulatory agencies will also approve such product candidate.
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
Our products continue to face increasing competition from the introduction of new originator therapies, generics, prodrugs and biosimilars of existing products and products approved under abbreviated regulatory pathways. Some of these products are likely to be sold at substantially lower prices than our branded products. The introduction of such products as well as other lower-priced competing products has reduced, and may in the future, significantly reduce both the price that we are able to charge for our products and the volume of products we sell, which will negatively impact our revenue. For instance, demand and price for TECFIDERA declined significantly as a result of multiple TECFIDERA generic entrants entering the U.S. market in 2020. In addition, in some markets, when a generic or biosimilar version of one of our products is commercialized, it may be automatically substituted for our product and significantly reduce our revenue in a short period of time.
Our ability to compete, maintain and grow our business may also be adversely affected due to a number of factors, including:
•the introduction of other products, including products that may be more efficacious, safer, less expensive or more convenient alternatives to our products, including our own products and products of our collaborators;
•the off-label use by physicians of therapies indicated for other conditions to treat patients;
•patient dynamics, including the size of the patient population and our ability to identify, attract and maintain new and current patients to our therapies;
•the reluctance of physicians to prescribe, and patients to use, our products without additional data on the efficacy and safety of such products;
•damage to physician and patient confidence in any of our products, generic or biosimilars of our products or any other product from the same class as one of our products, or to our sales and reputation as a result of label changes, pricing and reimbursement decisions or adverse experiences or events that may occur with patients treated with our products or generic or biosimilars of our products;
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
Drug prices are under significant scrutiny in the markets in which our products are prescribed. We expect drug pricing and other health care costs to continue to be subject to intense political and societal pressures on a global basis. For example, two committees of the U.S. House of Representatives are investigating the approval and price of ADUHELM. Competition from current and future competitors may negatively impact our ability to maintain pricing and our market share. New products marketed by our competitors could cause our revenue to decrease due to potential price reductions and lower sales volumes. Additionally, the introduction of generic or biosimilar versions of our products, follow-on products, prodrugs or products approved under abbreviated regulatory pathways may significantly reduce the price that we are able to charge for our products and the volume of products we sell.
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
We rely on a number of collaborative, joint venture and other third-party relationships for revenue and the development, regulatory approval, commercialization and marketing of certain of our products and product candidates. We also outsource certain aspects of our regulatory affairs and clinical development relating to our products and product candidates to third parties. Reliance on third parties subjects us to a number of risks, including:
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
•any failure on the part of our collaborators, joint venture partners or third parties to comply with applicable laws, including tax laws, regulatory requirements and/or applicable contractual obligations or to fulfill any responsibilities they may have to protect and enforce any intellectual property rights underlying our products could have an adverse effect on our revenue as well as involve us in possible legal proceedings; and
•any improper conduct or actions on the part of our collaborators, joint venture partners or third parties could subject us to civil or criminal investigations and monetary and injunctive penalties, impact the accuracy and timing of our financial reporting and/or adversely impact our ability to conduct business, our operating results and our reputation.
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
There is increasing public attention on the costs of prescription drugs and we expect drug pricing and other health care costs to continue to be subject to intense political and societal pressures on a global basis. For example, two committees of the U.S. House of Representatives are investigating the approval and price of ADUHELM. In addition, there have been, and are expected to continue to be, legislative proposals to address prescription drug pricing. Some of these proposals could have significant effects on our business, including an executive order issued in September 2020 to test a “most favored nation” model for Part B and Part D drugs that tie reimbursement rates to international drug pricing metrics. These actions and the uncertainty about the future of the PPACA and healthcare laws may put downward pressure on pharmaceutical pricing and increase our regulatory burdens and operating costs.
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
Furthermore, our products may be determined to infringe patents or other intellectual property rights held by third parties. Legal proceedings, administrative challenges or other types of proceedings are and may in the future be necessary to determine the validity, scope or non-infringement of certain patent rights claimed by third parties to be pertinent to the manufacture, use or sale of our products. Such proceedings are unpredictable and are often protracted and expensive. Negative outcomes of such proceedings could hinder or prevent us from manufacturing and marketing our products, require us to seek a license for the infringed product or technology or result in the assessment of significant monetary damages against us that may exceed amounts, if any, accrued in our financial statements. A failure to obtain necessary licenses for an infringed product or technology could prevent us from manufacturing or selling our products. Furthermore, payments under any licenses that we are able to obtain would reduce our profits from the covered products and services. Any of these circumstances could result in financial, business or reputational harm to us or could cause a decline or volatility in our stock price.
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
Conducting clinical trials is a complex, time-consuming and expensive process. Our ability to complete clinical trials in a timely fashion depends on a number of key factors, including protocol design, regulatory and institutional review board approval, patient enrollment rates and compliance with current Good Clinical Practices. If we or our third-party clinical trial providers or CROs do not successfully carry out these clinical activities, our clinical trials or the potential regulatory approval of a product candidate may be delayed or denied.
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
Social media is increasingly being used to communicate about our products and the diseases our therapies are designed to treat. Social media practices in the biopharmaceutical industry continue to evolve and regulations relating to such use are not always clear and creates uncertainty and risk of noncompliance with regulations applicable to our business. For example, patients may use social media channels to comment on the effectiveness of a product or to report an alleged adverse event. When such disclosures occur, there is a risk that we fail to monitor and comply with applicable adverse event reporting obligations or we may not be able to defend the company or the public's legitimate interests in the face of the political and market pressures generated by social media due to restrictions on what we may say about our products. There is also a risk of inappropriate disclosure of sensitive information or negative or inaccurate posts or comments about us on social media. We may also encounter criticism on social media regarding our company, management, product candidates or products. The immediacy of social media precludes us from having real-time control over postings made regarding us via social media, whether matters of fact or opinion. Our reputation could be damaged by negative publicity or if adverse information concerning us is posted on social media platforms or similar mediums, which we may not be able to reverse. If any of these events were to occur or we otherwise fail to comply with applicable regulations, we could incur liability, face overly restrictive regulatory actions or incur other harm to our business.
Risks Related to Our Operations
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
Our success is dependent upon our ability to attract and retain qualified management and key personnel in a highly competitive environment. Qualified individuals are in high demand, and we may incur significant costs to attract them, particularly at the executive level. We may face difficulty in attracting and retaining key talent for a number of reasons, including management changes, the underperformance or discontinuation of one or more late stage programs or recruitment by competitors. In addition, remote or hybrid working arrangements could impact employees' productivity and morale. We cannot ensure that we will be able to hire or retain the personnel necessary for our operations or that the loss of any personnel will not have a material impact on our financial condition and results of operations.
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
•the inability to obtain necessary foreign regulatory of products in a timely manner;
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
In order to support our future growth and drug development pipeline, we are expanding our large molecule production capacity by building a large-scale biologics manufacturing facility in Solothurn, Switzerland with no assurance that the additional capacity will be required or this investment will be recouped. If we are unable to fully utilize our manufacturing facilities, our business may be harmed. Charges resulting from excess capacity would have a negative effect on our financial condition and results of operations.
Although a portion of the Solothurn facility received a GMP multi-product license from SWISSMEDIC in May 2021, the manufacturing of a product or product candidate at the Solothurn facility must be approved by the applicable regulatory agencies, including the FDA. There can be no assurance that the regulatory authorities will approve the Solothurn facility for the manufacturing of a product or a product candidate. If we do not receive the necessary regulatory approvals of the Solothurn facility or if our future growth and drug development plans increase, we may not have sufficient large-scale manufacturing capacity to meet our long-term manufacturing requirements.
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
•Risks Relating to Compliance with current GMP (cGMP). We and our third-party providers are generally required to maintain compliance with cGMP and other stringent requirements and are subject to inspections by the FDA and other regulatory authorities to confirm compliance. Any delay, interruption or other issues that arise in the manufacture, fill-finish, packaging or storage of our products as a result of a failure of our facilities or operations or those of third parties to receive regulatory approval or pass any regulatory agency inspection could significantly impair our ability to develop and commercialize our products. Significant noncompliance could also result in the imposition of monetary penalties or other civil or criminal sanctions and damage our reputation.
•Global Bulk Supply Risks. We rely on our manufacturing facilities for the production of drug substance for our large molecule products and product candidates. Our global bulk supply of these products and product candidates depends on the uninterrupted and efficient operation of these facilities, which could be adversely affected by equipment failures, labor shortages, public health epidemics, natural disasters, power failures, cyber-attacks and many other factors. In addition, we are building a large-scale biologics manufacturing facility in Solothurn, Switzerland. If we do not receive the necessary regulatory approvals to manufacture products or product candidates at the Solothurn facility, we may not have sufficient large-scale manufacturing capacity to meet our long-term manufacturing requirements.
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
Our business could be adversely affected, directly or indirectly, by the ongoing COVID-19 pandemic. National, state and local governments have implemented and may continue to implement safety precautions, including quarantines, border closures, increased border controls, travel restrictions, shelter in place orders and shutdowns and other measures. These measures may disrupt normal business operations and may have significant negative impacts on businesses and financial markets worldwide.
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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table summarizes our common stock repurchase activity under our 2020 Share Repurchase Program during the second quarter of 2021:

Period	Total Number of Shares Purchased (#)	Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Programs (#)	Approximate Dollar Value of Shares That May Yet Be Purchased Under Our Programs ($ in millions)
April 2021	—	$—	—	$4,000.0
May 2021	1,620,858	$277.63	1,620,858	$3,550.0
June 2021	—	$—	—	$3,550.0
Total	1,620,858	$277.63
In October 2020 our Board of Directors authorized our 2020 Share Repurchase Program, which is a program to repurchase up to $5.0 billion of our common stock. Our 2020 Share Repurchase Program does not have an expiration date. All share repurchases under our 2020 Share Repurchase Program will be retired. Under our 2020 Share Repurchase Program, we repurchased and retired approximately 1.6 million and 3.8 million shares of our common stock at a cost of approximately $450.0 million and $1.1 billion during the three and six months ended June 30, 2021, respectively. Approximately $3.6 billion remained available under our 2020 Share Repurchase Program as of June 30, 2021.
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

Item 6.    Exhibits
The exhibits listed below are filed or furnished as part of this Quarterly Report on Form 10-Q.
EXHIBIT INDEX

Exhibit Number	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation, as amended. Filed as Exhibit 3.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.

3.2	Certificate of Amendment to the Certificate of Incorporation. Filed as Exhibit 3.1 to our Current Report on Form 8-K filed on March 27, 2015.

3.3	Certificate of Amendment of Biogen Inc.'s Amended and Restated Certificate of Incorporation, as amended. Filed as Exhibit 3.1 to our Current Report on Form 8-K filed on June 8, 2021.

10.1*+	Amended and Restated Biogen Inc. 2019 Performance-Based Management Incentive Plan, effective as of June 2, 2021.

31.1+	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1++	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101++	The following materials from Biogen Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flow, (v) the Condensed Consolidated Statements of Equity and (vi) Notes to Condensed Consolidated Financial Statements.

104++	The cover page from this Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL.

*    Management contact or compensatory plan or arrangement

+    Filed herewith

++    Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOGEN INC.

/s/ Michael R. McDonnell
Michael R. McDonnell
Chief Financial Officer
(principal financial officer)
July 22, 2021