Form 10-Q
period 2021-09-30
BIOGEN INC.
filed 2021-10-20
CIK 875045

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the issuer’s Common Stock, $0.0005 par value, outstanding as of October 19, 2021, was 146,892,712 shares.

BIOGEN INC.
FORM 10-Q — Quarterly Report
For the Quarterly Period Ended September 30, 2021

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
•the direct and indirect impact of the COVID-19 pandemic on our business and operations, including sales, expenses, reserves and allowances, the supply chain, manufacturing, cyber-attacks or other privacy or data security incidents, research and development costs, clinical trials and employees;
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
ADUHELM™, BENEPALI™, BYOOVIZ™, FLIXABI™, FUMADERM™ and IMRALDI™ are trademarks of Biogen.
ENBREL®, EYLEA®, FAMPYRATM, GAZYVA®, HUMIRA®, LUCENTIS®, OCREVUS®, REMICADE® and other trademarks referenced in this report are the property of their respective owners.

PART I FINANCIAL INFORMATION

BIOGEN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited, in millions, except per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue:
Product, net	$2,205.7	$2,690.3	$6,653.4	$8,390.6
Revenue from anti-CD20 therapeutic programs	415.4	560.1	1,244.4	1,558.8
Other	157.8	125.7	350.1	642.6
Total revenue	2,778.9	3,376.1	8,247.9	10,592.0
Cost and expense:
Cost of sales, excluding amortization and impairment of acquired intangible assets	511.8	449.1	1,449.6	1,314.6
Research and development	702.4	1,140.9	1,801.7	2,264.8
Selling, general and administrative	654.1	573.1	1,886.4	1,698.3
Amortization and impairment of acquired intangible assets	111.0	82.6	813.2	215.6
Collaboration profit sharing	21.2	73.0	74.5	166.5
(Gain) loss on fair value remeasurement of contingent consideration	(15.6)	(29.0)	(49.1)	(23.5)
Acquired in-process research and development	—	—	18.0	75.0
Total cost and expense	1,984.9	2,289.7	5,994.3	5,711.3
Income from operations	794.0	1,086.4	2,253.6	4,880.7
Other income (expense), net	(502.9)	(128.6)	(913.4)	(186.1)
Income before income tax expense and equity in loss of investee, net of tax	291.1	957.8	1,340.2	4,694.6
Income tax (benefit) expense	(25.9)	240.8	(390.7)	979.0
Equity in (income) loss of investee, net of tax	(1.1)	13.1	(17.2)	12.7
Net income	318.1	703.9	1,748.1	3,702.9
Net income (loss) attributable to noncontrolling interests, net of tax	(11.1)	2.4	560.2	60.2
Net income attributable to Biogen Inc.	$329.2	$701.5	$1,187.9	$3,642.7

Net income per share:
Basic earnings per share attributable to Biogen Inc.	$2.22	$4.47	$7.93	$22.29
Diluted earnings per share attributable to Biogen Inc.	$2.22	$4.46	$7.90	$22.25

Weighted-average shares used in calculating:
Basic earnings per share attributable to Biogen Inc.	148.0	156.9	149.9	163.4
Diluted earnings per share attributable to Biogen Inc.	148.6	157.2	150.3	163.7

See accompanying notes to these unaudited condensed consolidated financial statements.

BIOGEN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in millions)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Net income attributable to Biogen Inc.	$329.2	$701.5	$1,187.9	$3,642.7
Other comprehensive income:
Unrealized gains (losses) on securities available for sale, net of tax	0.1	0.1	(1.4)	1.0
Unrealized gains (losses) on cash flow hedges, net of tax	66.2	(83.7)	205.0	(101.1)
Gains (losses) on net investment hedges	15.1	(11.3)	35.2	5.5
Unrealized gains (losses) on pension benefit obligation, net of tax	1.5	(0.5)	3.9	0.4
Currency translation adjustment	(47.7)	50.9	(80.3)	3.9
Total other comprehensive income (loss), net of tax	35.2	(44.5)	162.4	(90.3)
Comprehensive income attributable to Biogen Inc.	364.4	657.0	1,350.3	3,552.4
Comprehensive income (loss) attributable to noncontrolling interests, net of tax	(11.1)	1.5	560.8	61.1
Comprehensive income	$353.3	$658.5	$1,911.1	$3,613.5

See accompanying notes to these unaudited condensed consolidated financial statements.

BIOGEN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in millions, except per share amounts)

	As of September 30, 2021	As of December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$1,541.8	$1,331.2
Marketable securities	1,413.3	1,278.9
Accounts receivable, net	1,723.0	1,913.8
Due from anti-CD20 therapeutic programs	400.0	413.5
Inventory	1,347.9	1,068.6
Other current assets	736.3	881.1
Total current assets	7,162.3	6,887.1
Marketable securities	968.3	772.1
Property, plant and equipment, net	3,410.7	3,411.5
Operating lease assets	389.1	433.3
Intangible assets, net	2,286.8	3,084.3
Goodwill	5,760.5	5,762.1
Deferred tax asset	1,810.4	1,369.5
Investments and other assets	2,018.6	2,899.0
Total assets	$23,806.7	$24,618.9
LIABILITIES AND EQUITY
Current liabilities:
Current portion of notes payable	$998.8	$—
Taxes payable	$234.2	$142.0
Accounts payable	427.9	454.9
Accrued expense and other	2,550.7	3,145.3
Total current liabilities	4,211.6	3,742.2
Notes payable	6,272.3	7,426.2
Deferred tax liability	774.7	1,032.8
Long-term operating lease liabilities	348.2	402.0
Other long-term liabilities	1,318.2	1,329.6
Total liabilities	12,925.0	13,932.8
Commitments and contingencies
Equity:
Biogen Inc. shareholders’ equity:
Preferred stock, par value $0.001 per share	—	—
Common stock, par value $0.0005 per share	0.1	0.1
Additional paid-in capital	—	—
Accumulated other comprehensive loss	(136.6)	(299.0)
Retained earnings	13,543.5	13,976.3
Treasury stock, at cost	(2,977.1)	(2,977.1)
Total Biogen Inc. shareholders’ equity	10,429.9	10,700.3
Noncontrolling interests	451.8	(14.2)
Total equity	10,881.7	10,686.1
Total liabilities and equity	$23,806.7	$24,618.9
See accompanying notes to these unaudited condensed consolidated financial statements.

BIOGEN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(unaudited, in millions)

	For the Nine Months Ended September 30,
	2021	2020
Cash flow from operating activities:
Net income	$1,748.1	$3,702.9
Adjustments to reconcile net income to net cash flow from operating activities:
Depreciation and amortization	353.0	347.5
Impairment of intangible assets	629.3	19.3
Acquired in-process research and development	18.0	75.0
Share-based compensation	179.8	149.3
Contingent consideration	(49.1)	(23.5)
Deferred income taxes	(750.1)	211.9
(Gain) loss on strategic investments	710.5	41.8
(Gain) loss on equity method investment	(17.2)	14.7
Other	201.0	110.1
Changes in operating assets and liabilities, net:
Accounts receivable	157.8	(135.7)
Due from anti-CD20 therapeutic programs	13.5	63.0
Inventory	(322.6)	(270.6)
Accrued expense and other current liabilities	(243.3)	372.9
Income tax assets and liabilities	260.5	15.3
Other changes in operating assets and liabilities, net	(87.6)	(97.0)
Net cash flow provided by operating activities	2,801.6	4,596.9
Cash flow from investing activities:
Purchases of property, plant and equipment	(206.5)	(338.8)
Proceeds from sales and maturities of marketable securities	2,028.1	5,240.7
Purchases of marketable securities	(2,372.6)	(4,649.1)
Purchase of Sangamo Therapeutics, Inc. stock	—	(141.8)
Purchase of Denali Therapeutics Inc. stock	—	(423.7)
Proceeds from divestiture of Hillerød, Denmark manufacturing operations	28.1	—
Acquired in-process research and development	(18.0)	(75.0)
Acquisitions of intangible assets	(1.9)	(37.0)
Proceeds from sales of strategic investments	91.2	0.5
Other	0.6	(18.0)
Net cash flow used in investing activities	(451.0)	(442.2)
Cash flow from financing activities:
Purchases of treasury stock	(1,800.0)	(6,279.1)
Payments related to issuance of stock for share-based compensation arrangements, net	(8.3)	(11.8)
Repayment of borrowings and premiums paid on debt exchange	(170.0)	—
Proceeds from borrowings	—	2,967.3
Repayment of borrowings	—	(1,500.0)
Cash proceeds from settlement of swap	—	—
Net distribution to noncontrolling interest	(94.8)	(70.9)
Other	(22.9)	22.9
Net cash flow used in financing activities	(2,096.0)	(4,871.6)
Net increase (decrease) in cash and cash equivalents	254.6	(716.9)
Effect of exchange rate changes on cash and cash equivalents	(44.0)	28.0
Cash and cash equivalents, beginning of the period	1,331.2	2,913.7
Cash and cash equivalents, end of the period	$1,541.8	$2,224.8

See accompanying notes to these unaudited condensed consolidated financial statements.

BIOGEN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited, in millions)

	Preferred stock		Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings	Treasury stock		Total Biogen Inc. shareholders’ equity	Noncontrolling interests	Total equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance, June 30, 2021	—	$—	172.9	$0.1	$—	$(171.8)	$13,900.7	(23.8)	$(2,977.1)	$10,751.9	$462.9	$11,214.8
Net income	—	—	—	—	—	—	329.2	—	—	329.2	(11.1)	318.1
Other comprehensive income (loss), net of tax	—	—	—	—	—	35.2	—	—	—	35.2	—	35.2
Capital contribution by noncontrolling interest	—	—	—	—	—	—	—	—	—	—	—	—
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	—	—	—	—
Repurchase of common stock pursuant to the 2020 Share Repurchase Program, at cost	—	—	—	—	—	—	—	(2.2)	(750.0)	(750.0)	—	(750.0)
Retirement of common stock pursuant to the 2020 Share Repurchase Program, at cost	—	—	(2.2)	—	(68.6)	—	(681.4)	2.2	750.0	—	—	—
Issuance of common stock under stock option and stock purchase plans	—	—	—	—	11.0	—	—	—	—	11.0	—	11.0
Issuance of common stock under stock award plan	—	—	—	—	—	—	(5.0)	—	—	(5.0)	—	(5.0)
Compensation related to share-based payments	—	—	—	—	57.6	—	—	—	—	57.6	—	57.6
Other	—	—	—	—	—	—	—	—	—	—	—	—
Balance, September 30, 2021	—	$—	170.7	$0.1	$—	$(136.6)	$13,543.5	(23.8)	$(2,977.1)	$10,429.9	$451.8	$10,881.7

See accompanying notes to these unaudited condensed consolidated financial statements.

BIOGEN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY - (Continued)
(unaudited, in millions)

	Preferred stock		Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings	Treasury stock		Total Biogen Inc. shareholders’ equity	Noncontrolling interests	Total equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance, December 31, 2020	—	$—	176.2	$0.1	$—	$(299.0)	$13,976.3	(23.8)	$(2,977.1)	$10,700.3	$(14.2)	$10,686.1
Net income	—	—	—	—	—	—	1,187.9	—	—	1,187.9	560.2	1,748.1
Other comprehensive income (loss), net of tax	—	—	—	—	—	162.4	—	—	—	162.4	0.6	163.0
Capital contribution by noncontrolling interest	—	—	—	—	—	—	—	—	—	—	5.2	5.2
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	—	—	(100.0)	(100.0)
Repurchase of common stock pursuant to the 2020 Share Repurchase Program, at cost	—	—	—	—	—	—	—	(6.0)	(1,800.0)	(1,800.0)	—	(1,800.0)
Retirement of common stock pursuant to the 2020 Share Repurchase Program, at cost	—	—	(6.0)	—	(231.9)	—	(1,568.1)	6.0	1,800.0	—	—	—
Issuance of common stock under stock option and stock purchase plans	—	—	0.2	—	44.3	—	—	—	—	44.3	—	44.3
Issuance of common stock under stock award plan	—	—	0.3	—	—	—	(52.6)	—	—	(52.6)	—	(52.6)
Compensation related to share-based payments	—	—	—	—	186.1	—	—	—	—	186.1	—	186.1
Other	—	—	—	—	1.5	—	—	—	—	1.5	—	1.5
Balance, September 30, 2021	—	$—	170.7	$0.1	$—	$(136.6)	$13,543.5	(23.8)	$(2,977.1)	$10,429.9	$451.8	$10,881.7

See accompanying notes to these unaudited condensed consolidated financial statements.

BIOGEN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY - (Continued)
(unaudited, in millions)

	Preferred stock		Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings	Treasury stock		Total Biogen Inc. shareholders’ equity	Noncontrolling interests	Total equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance, June 30, 2020	—	$—	182.1	$0.1	$—	$(181.0)	$14,466.7	(23.8)	$(2,977.1)	$11,308.7	$(19.5)	$11,289.2
Net income	—	—	—	—	—	—	701.5	—	—	701.5	2.4	703.9
Other comprehensive income (loss), net of tax	—	—	—	—	—	(44.5)	—	—	—	(44.5)	(0.9)	(45.4)
Capital contribution by noncontrolling interest	—	—	—	—	—	—	—	—	—	—	4.0	4.0
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	—	—	—	—
Repurchase of common stock pursuant to the December 2019 Share Repurchase Program, at cost	—	—	—	—	—	—	—	(4.5)	(1,250.0)	(1,250.0)	—	(1,250.0)
Retirement of common stock pursuant to the December 2019 Share Repurchase Program, at cost	—	—	(4.5)	—	(45.1)	—	(1,204.9)	4.5	1,250.0	—	—	—
Issuance of common stock under stock option and stock purchase plans	—	—	0.1	—	9.7	—	—	—	—	9.7	—	9.7
Issuance of common stock under stock award plan	—	—	—	—	—	—	(2.3)	—	—	(2.3)	—	(2.3)
Compensation related to share-based payments	—	—	—	—	35.4	—	—	—	—	35.4	—	35.4
Balance, September 30, 2020	—	$—	177.7	$0.1	$—	$(225.5)	$13,961.0	(23.8)	$(2,977.1)	$10,758.5	$(14.0)	$10,744.5

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
Basis of Presentation
In the opinion of management, our condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair statement of our financial statements for interim periods in accordance with accounting principles generally accepted in the United States (U.S. GAAP). The information included in this quarterly report on Form 10-Q should be read in conjunction with our audited consolidated financial statements and the accompanying notes included in our 2020 Form 10-K. Our accounting policies are described in the Notes to Consolidated Financial Statements in our 2020 Form 10-K and updated, as necessary, in this report. The year-end condensed consolidated balance sheet data presented for comparative purposes was derived from our audited financial statements, but does not include all disclosures required by U.S. GAAP. The results of operations for the three and nine months ended September 30, 2021, are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.
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
The length of time and full extent to which the COVID-19 pandemic directly or indirectly impacts our business, results of operations and financial condition, including sales, expenses, reserves and allowances, the supply chain, manufacturing, clinical trials, research and development costs and employee-related costs, depends on future developments that are highly uncertain, subject to change and are difficult to predict, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain or treat COVID-19 as well as the economic impact on local, regional, national and international customers and markets. We have made estimates of the impact of the COVID-19 pandemic within our condensed consolidated financial statements and there may be changes to those estimates in future periods.
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
3.    Revenue
Product Revenue
Revenue by product is summarized as follows:

	For the Three Months Ended September 30,
	2021			2020
(In millions)	United States	Rest of World	Total	United States	Rest of World	Total
Multiple Sclerosis (MS):
Fumarate*	$299.9	$319.6	$619.5	$684.2	$283.3	$967.5
Interferon**	252.4	135.1	387.5	327.3	146.8	474.1
TYSABRI	281.1	241.7	522.8	304.2	212.3	516.5
FAMPYRA	—	26.2	26.2	—	26.8	26.8
Subtotal: MS product revenue	833.4	722.6	1,556.0	1,315.7	669.2	1,984.9

Spinal Muscular Atrophy:
SPINRAZA	139.8	304.3	444.1	182.5	311.9	494.4

Alzheimer's disease:
ADUHELM***	0.3	—	0.3	—	—	—

Biosimilars:
BENEPALI	—	120.8	120.8	—	124.2	124.2
IMRALDI	—	57.4	57.4	—	56.2	56.2
FLIXABI	—	24.6	24.6	—	27.5	27.5
Subtotal: Biosimilar product revenue	—	202.8	202.8	—	207.9	207.9

Other:
FUMADERM	—	2.5	2.5	—	3.1	3.1
Total product revenue	$973.5	$1,232.2	$2,205.7	$1,498.2	$1,192.1	$2,690.3

*Fumarate includes TECFIDERA and VUMERITY.
**Interferon includes AVONEX and PLEGRIDY.
*** In June 2021 the U.S. Food and Drug Administration (FDA) granted accelerated approval of ADUHELM, which became commercially available in the U.S. during the second quarter of 2021. For additional information, please read Note 16, Collaborative and Other Relationships - Eisai Co., Ltd. - ADUHELM Collaboration Agreement, to these condensed consolidated financial statements.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

	For the Nine Months Ended September 30,
	2021			2020
(In millions)	United States	Rest of World	Total	United States	Rest of World	Total
Multiple Sclerosis (MS):
Fumarate*	$805.1	$945.8	$1,750.9	$2,383.4	$875.2	$3,258.6
Interferon**	751.6	436.8	1,188.4	965.5	456.0	1,421.5
TYSABRI	854.2	696.2	1,550.4	826.0	644.9	1,470.9
FAMPYRA	—	78.8	78.8	—	78.1	78.1
Subtotal: MS product revenue	2,410.9	2,157.6	4,568.5	4,174.9	2,054.2	6,229.1

Spinal Muscular Atrophy:
SPINRAZA	437.8	1,026.6	1,464.4	628.2	925.8	1,554.0

Alzheimer's disease:
ADUHELM***	2.0	—	2.0	—	—	—

Biosimilars:
BENEPALI	—	363.9	363.9	—	363.9	363.9
IMRALDI	—	170.9	170.9	—	162.6	162.6
FLIXABI	—	75.4	75.4	—	71.8	71.8
Subtotal: Biosimilar product revenue	—	610.2	610.2	—	598.3	598.3

Other:
FUMADERM	—	8.3	8.3	—	9.2	9.2
Total product revenue	$2,850.7	$3,802.7	$6,653.4	$4,803.1	$3,587.5	$8,390.6

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
We recognized revenue from two wholesalers accounting for 26.9% and 10.8% of gross product revenue for the three months ended September 30, 2021, and 29.1% and 10.0% of gross product revenue for the nine months ended September 30, 2021.
We recognized revenue from two wholesalers accounting for 31.2% and 15.6% of gross product revenue for the three months ended September 30, 2020, and 30.9% and 16.0% of gross product revenue for the nine months ended September 30, 2020.
An analysis of the change in reserves for discounts and allowances is summarized as follows:

(In millions)	Discounts	Contractual Adjustments	Returns	Total
Balance, December 31, 2020	$141.4	$1,093.0	$41.6	$1,276.0
Current provisions relating to sales in current year	556.3	2,255.8	11.1	2,823.2
Adjustments relating to prior years	1.2	(71.5)	(0.5)	(70.8)
Payments/credits relating to sales in current year	(422.2)	(1,598.6)	(0.3)	(2,021.1)
Payments/credits relating to sales in prior years	(136.7)	(732.1)	(9.9)	(878.7)
Balance, September 30, 2021	$140.0	$946.6	$42.0	$1,128.6

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
The total reserves above, which are included in our condensed consolidated balance sheets, are summarized as follows:

(In millions)	As of September 30, 2021	As of December 31, 2020
Reduction of accounts receivable	$146.2	$195.4
Component of accrued expense and other	982.4	1,080.6
Total revenue-related reserves	$1,128.6	$1,276.0
Revenue from Anti-CD20 Therapeutic Programs
Revenue from anti-CD20 therapeutic programs are summarized in the table below. For the purposes of this footnote, we refer to RITUXAN and RITUXAN HYCELA collectively as RITUXAN.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In millions)	2021	2020	2021	2020
Biogen’s share of pre-tax profits in the U.S. for RITUXAN and GAZYVA	$145.8	$275.0	$498.7	$873.8
Other revenue from anti-CD20 therapeutic programs	269.6	285.1	745.7	685.0
Total revenue from anti-CD20 therapeutic programs	$415.4	$560.1	$1,244.4	$1,558.8
For additional information on our collaboration arrangements with Genentech, please read Note 18, Collaborative and Other Relationships, to our consolidated financial statements included in our 2020 Form 10-K.
Other Revenue
Other revenue is summarized as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In millions)	2021	2020	2021	2020
Revenue from collaborative and other relationships:
Revenue earned under our technical development agreement, manufacturing services agreements and royalty revenue on biosimilar products with Samsung Bioepis	$6.3	$5.4	$15.7	$13.6
Other revenue from collaborative and other relationships	—	—	—	0.7
Other royalty and corporate revenue:
Royalty	7.7	10.3	20.3	28.8
Other corporate	143.8	110.0	314.1	599.5
Total other revenue	$157.8	$125.7	$350.1	$642.6
We receive royalties from net sales on products related to patents that we have out-licensed and we record other corporate revenue primarily from amounts earned under contract manufacturing agreements.
4.    Inventory
The components of inventory are summarized as follows:

(In millions)	As of September 30, 2021	As of December 31, 2020
Raw materials	$366.0	$314.9
Work in process	780.8	544.5
Finished goods	201.1	209.2
Total inventory	$1,347.9	$1,068.6

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
5.    Intangible Assets and Goodwill
Intangible Assets
Intangible assets, net of accumulated amortization, impairment charges and adjustments are summarized as follows:

		As of September 30, 2021			As of December 31, 2020
(In millions)	Estimated Life	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Completed technology	4-28 years	$7,411.2	$(5,320.4)	$2,090.8	$7,394.3	$(5,136.5)	$2,257.8
In-process research and development	Indefinite until commercialization	132.0	—	132.0	762.5	—	762.5
Trademarks and trade names	Indefinite	64.0	—	64.0	64.0	—	64.0
Total intangible assets		$7,607.2	$(5,320.4)	$2,286.8	$8,220.8	$(5,136.5)	$3,084.3
For the three and nine months ended September 30, 2021, amortization and impairment of acquired intangible assets totaled $111.0 million and $813.2 million, respectively, compared to $82.6 million and $215.6 million, respectively, in the prior year comparative periods.
For the three and nine months ended September 30, 2021, amortization and impairment of acquired intangible assets reflects impairment charges of $15.0 million and $365.0 million, respectively, related to BIIB111 (timrepigene emparvovec) for the potential treatment of choroideremia, and impairment charges of $28.4 million and $220.0 million, respectively, related to BIIB112 (cotoretigene toliparvovec) for the potential treatment of X-linked retinitis pigmentosa.
For the nine months ended September 30, 2021, amortization and impairment of acquired intangible assets also reflects the impact of a $44.3 million impairment charge related to vixotrigine (BIIB074) for the potential treatment of trigeminal neuralgia (TGN).
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
IPR&D Related to Business Combinations
IPR&D represents the fair value assigned to research and development assets that we acquired as part of a business combination and had not yet reached technological feasibility at the date of acquisition. Included in IPR&D balances are adjustments related to foreign currency exchange rate fluctuations. We review amounts capitalized as acquired IPR&D for impairment annually, as of October 31, and whenever events or changes in circumstances indicate to us that the carrying value of the assets might not be recoverable. The carrying value associated with our IPR&D assets as of September 30, 2021, relates to the IPR&D programs we acquired in connection with our acquisition of Convergence Pharmaceuticals Holdings Ltd. (Convergence).
Vixotrigine
In the periods since we acquired vixotrigine, there have been numerous delays in the initiation of Phase 3 studies for the potential treatment of TGN and for the potential treatment of diabetic painful neuropathy (DPN), another form of neuropathic pain. We have engaged with the FDA regarding the design of the Phase 3 studies of vixotrigine for the potential treatment of TGN and DPN and are now performing an additional clinical trial of vixotrigine.
The performance of this additional clinical trial delayed the initiation of the Phase 3 studies of vixotrigine for the potential treatment of TGN, and, as a result, we recognized an impairment charge of $44.3 million related to vixotrigine for the potential treatment of TGN during the first quarter of 2021. As of September 30, 2021, the carrying value associated with the remaining vixotrigine IPR&D asset for DPN was $132.0 million.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
BIIB111 and BIIB112
During the fourth quarter of 2020 we recognized an impairment charge of $115.0 million related to BIIB111 as a result of third-party manufacturing delays that impacted the timing and increased the costs associated with advancing BIIB111 through Phase 3 development.
During the second quarter of 2021 we announced that our Phase 3 STAR study of BIIB111 and our Phase 2/3 XIRIUS study of BIIB112 did not meet their primary endpoints. In the third quarter of 2021 we suspended further development on these programs based on the decision by management as part of its strategic review process. For the three and nine months ended September 30, 2021, we recorded impairment charges of $15.0 million and $365.0 million, respectively, related to BIIB111, and impairment charges of $28.4 million and $220.0 million, respectively, related to BIIB112. As a result, the remaining book values associated with these programs were reduced to zero.
In addition, for the three months ended September 30, 2021, as a result of our decision to suspend further development of BIIB111 and BIIB112, we recorded charges of approximately $39.1 million related to our manufacturing arrangements and other costs that we expect to incur as a result of suspending these programs.
Estimated Future Amortization of Intangible Assets
The estimated future amortization of finite-lived intangible assets for the next five years is expected to be as follows:

(In millions)	As of September 30, 2021
2021 (remaining three months)	$70.0
2022	255.0
2023	210.0
2024	195.0
2025	195.0
2026	180.0
Goodwill
The following table provides a roll forward of the changes in our goodwill balance:

(In millions)	As of September 30, 2021
Goodwill, December 31, 2020	$5,762.1
Other	(1.6)
Goodwill, September 30, 2021	$5,760.5
As of September 30, 2021, we had no accumulated impairment losses related to goodwill. Other includes adjustments related to foreign currency exchange rate fluctuations.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
6.    Fair Value Measurements
The tables below present information about our assets and liabilities that are regularly measured and carried at fair value and indicate the level within the fair value hierarchy of the valuation techniques we utilized to determine such fair value:

	As of September 30, 2021
(In millions)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$978.9	$—	$978.9	$—
Marketable debt securities:
Corporate debt securities	1,486.8	—	1,486.8	—
Government securities	712.9	—	712.9	—
Mortgage and other asset backed securities	181.9	—	181.9	—
Marketable equity securities	1,166.2	215.9	950.3	—
Derivative contracts	80.0	—	80.0	—
Plan assets for deferred compensation	33.7	—	33.7	—
Total	$4,640.4	$215.9	$4,424.5	$—
Liabilities:
Derivative contracts	$27.7	$—	$27.7	$—
Contingent consideration obligations	210.7	—	—	210.7
Total	$238.4	$—	$27.7	$210.7

	As of December 31, 2020
(In millions)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$626.9	$—	$626.9	$—
Marketable debt securities:
Corporate debt securities	1,301.5	—	1,301.5	—
Government securities	627.1	—	627.1	—
Mortgage and other asset backed securities	122.4	—	122.4	—
Marketable equity securities	1,974.3	271.1	1,703.2	—
Derivative contracts	20.5	—	20.5	—
Plan assets for deferred compensation	28.2	—	28.2	—
Total	$4,700.9	$271.1	$4,429.8	$—
Liabilities:
Derivative contracts	$217.2	$—	$217.2	$—
Contingent consideration obligations	259.8	—	—	259.8
Total	$477.0	$—	$217.2	$259.8
There have been no material impairments of our assets measured and carried at fair value during the three and nine months ended September 30, 2021. In addition, there have been no changes in valuation techniques during the three and nine months ended September 30, 2021. The fair value of Level 2 instruments classified as cash equivalents and marketable debt securities was determined through third-party pricing services. The fair value of Level 2 instruments classified as marketable equity securities represents our investments in the common stock of Sangamo Therapeutics, Inc. (Sangamo), Denali Therapeutics Inc. (Denali) and Sage Therapeutics, Inc. (Sage) and are valued using an option pricing valuation model as the investments are each subject to certain holding period restrictions. The holding period restrictions for a portion of our Sangamo investment expired during the second

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
quarter of 2021. The fair value of this portion of our Sangamo investment was a Level 1 measurement as of September 30, 2021. For additional information on our investments in Sangamo, Denali and Sage common stock, please read Note 7, Financial Instruments, to these condensed consolidated financial statements.
For a description of our validation procedures related to prices provided by third-party pricing services and our option pricing valuation model, please read Note 1, Summary of Significant Accounting Policies - Fair Value Measurements, to our consolidated financial statements included in our 2020 Form 10-K.
The following tables summarize the significant unobservable inputs in the fair value measurement of our contingent consideration obligations as of September 30, 2021 and December 31, 2020:

	As of September 30, 2021
(In millions)	Fair Value	Valuation Technique	Unobservable Input(s)	Range	Weighted Average
Liabilities:
Contingent consideration obligation	$210.7	Discounted cash flow	Discount rate	0.83%	0.83%
			Expected timing of achievement of development milestones	2022 to 2027	—

	As of December 31, 2020
(In millions)	Fair Value	Valuation Technique	Unobservable Input(s)	Range	Weighted Average
Liabilities:
Contingent consideration obligation	$259.8	Discounted cash flow	Discount rate	0.60%	0.60%
			Expected timing of achievement of development milestones	2021 to 2025	—
The weighted average discount rate was calculated based on the relative fair value of our contingent consideration obligations. In addition, we apply various probabilities of technological and regulatory success, ranging from 10.8% to certain probability, to the valuation models to estimate the fair values of our contingent consideration obligations.
Nonrecurring Fair Value Measurements
For the nine months ended September 30, 2021, we recorded impairment charges of $365.0 million related to BIIB111 and $220.0 million related to BIIB112. As a result, the remaining book value associated with these programs was reduced to zero. For additional information, please read Note 5, Intangible Assets and Goodwill, to these condensed consolidated financial statements.
Debt Instruments
The fair and carrying values of our debt instruments, which are Level 2 liabilities, are summarized as follows:

	As of September 30, 2021		As of December 31, 2020
(In millions)	Fair Value	Carrying Value	Fair Value	Carrying Value
3.625% Senior Notes due September 15, 2022	$1,031.2	$998.8	$1,054.1	$997.9
4.050% Senior Notes due September 15, 2025	1,927.7	1,742.5	2,003.1	1,741.2
2.250% Senior Notes due May 1, 2030	1,491.7	1,491.8	1,557.2	1,491.1
5.200% Senior Notes due September 15, 2045 (1)	1,468.2	1,099.8	2,365.1	1,723.4
3.150% Senior Notes due May 1, 2050	1,443.1	1,473.0	1,536.4	1,472.6
3.250% Senior Notes due February 15, 2051 (1)	684.6	465.2	—	—
Total	$8,046.5	$7,271.1	$8,515.9	$7,426.2

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
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
Contingent Consideration Obligations
In connection with our acquisitions of Convergence and Biogen International Neuroscience GmbH, we agreed to make additional payments based upon the achievement of certain milestone events. The following table provides a roll forward of the fair values of our contingent consideration obligations, which includes Level 3 measurements:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In millions)	2021	2020	2021	2020
Fair value, beginning of period	$226.3	$351.6	$259.8	$346.1
Changes in fair value	(15.6)	(29.0)	(49.1)	(23.5)
Fair value, end of period	$210.7	$322.6	$210.7	$322.6
As of September 30, 2021 and December 31, 2020, approximately $210.7 million and $110.3 million, respectively, of the fair value of our total contingent consideration obligations was reflected as a component of other long-term liabilities in our condensed consolidated balance sheets with the remaining balance reflected as a component of accrued expense and other.
For the three and nine months ended September 30, 2021, the decrease in the fair value of our contingent consideration obligations was primarily due to reductions in the probability of technical and regulatory success and delays in the expected timing of the achievement of certain remaining developmental milestones related to our vixotrigine programs.
For the three and nine months ended September 30, 2020, the decrease in the fair value of our contingent consideration obligations was primarily due to changes in the probability of technical and regulatory success and the expected timing of the achievement of certain remaining developmental milestones as well as changes in the interest rates used to revalue our contingent consideration liabilities and the passage of time.
7.    Financial Instruments
The following table summarizes our financial assets with maturities of less than 90 days from the date of purchase included in cash and cash equivalents in our condensed consolidated balance sheets:

(In millions)	As of September 30, 2021	As of December 31, 2020
Commercial paper	$167.3	$61.1
Overnight reverse repurchase agreements	213.6	37.4
Money market funds	485.6	505.1
Short-term debt securities	112.4	23.3
Total	$978.9	$626.9
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

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
Our marketable equity securities gains (losses) are recorded in other income (expense), net in our condensed consolidated statements of income. The following tables summarize our marketable debt and equity securities, classified as available for sale:

	As of September 30, 2021
(In millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable debt securities
Corporate debt securities:
Current	$1,135.8	$0.3	$(0.4)	$1,135.7
Non-current	350.7	0.5	(0.1)	351.1
Government securities:
Current	277.4	0.1	—	277.5
Non-current	435.5	0.1	(0.2)	435.4
Mortgage and other asset backed securities:
Current	0.1	—	—	0.1
Non-current	182.0	0.1	(0.3)	181.8
Total marketable debt securities	$2,381.5	$1.1	$(1.0)	$2,381.6

Marketable equity securities
Marketable equity securities, current	$35.5	$19.5	$—	$55.0
Marketable equity securities, non-current	1,133.4	238.4	(260.6)	1,111.2
Total marketable equity securities	$1,168.9	$257.9	$(260.6)	$1,166.2

	As of December 31, 2020
(In millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable debt securities
Corporate debt securities:
Current	$897.8	$0.4	$(0.2)	$898.0
Non-current	402.5	1.1	(0.1)	403.5
Government securities:
Current	380.6	0.1	—	380.7
Non-current	245.9	0.5	—	246.4
Mortgage and other asset backed securities:
Current	0.2	—	—	0.2
Non-current	122.1	0.2	(0.1)	122.2
Total marketable debt securities	$2,049.1	$2.3	$(0.4)	$2,051.0

Marketable equity securities
Marketable equity securities, current	$70.6	$15.9	$—	$86.5
Marketable equity securities, non-current	1,168.9	733.8	(14.9)	1,887.8
Total marketable equity securities	$1,239.5	$749.7	$(14.9)	$1,974.3

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
Summary of Contractual Maturities: Available-for-Sale Debt Securities
The estimated fair value and amortized cost of our marketable debt securities available-for-sale by contractual maturity are summarized as follows:

	As of September 30, 2021		As of December 31, 2020
(In millions)	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost
Due in one year or less	$1,413.3	$1,413.4	$1,278.9	$1,278.6
Due after one year through five years	925.5	925.3	722.6	721.3
Due after five years	42.8	42.8	49.5	49.2
Total marketable debt securities	$2,381.6	$2,381.5	$2,051.0	$2,049.1
The average maturity of our marketable debt securities available-for-sale as of September 30, 2021 and December 31, 2020, was approximately 12 months and 11 months, respectively.
Proceeds from Marketable Debt Securities
The proceeds from maturities and sales of marketable debt securities and resulting realized gains and losses are summarized as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In millions)	2021	2020	2021	2020
Proceeds from maturities and sales	$575.4	$1,360.9	$2,028.1	$5,240.7
Realized gains	0.1	1.0	0.4	12.8
Realized losses	(0.5)	(0.9)	(1.7)	(25.2)
Strategic Investments
As of September 30, 2021 and December 31, 2020, our strategic investment portfolio was comprised of investments totaling $1,222.3 million and $2,024.6 million, respectively, which are included in other current assets and investments and other assets in our condensed consolidated balance sheets.
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
The decrease in our strategic investment portfolio for the three and nine months ended September 30, 2021, was primarily due to decreases in the fair value of our investments in Denali, Ionis Pharmaceuticals, Inc. (Ionis), Sage and Sangamo common stock.
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
Sangamo Therapeutics, Inc.
In February 2020 we entered into a collaboration and license agreement with Sangamo. In connection with the closing of this transaction in April 2020 we purchased $225.0 million of Sangamo common stock, or approximately 24 million shares at approximately $9.21 per share, of which approximately 12 million shares remain subject to transfer restrictions as of September 30, 2021. This equity method investment is remeasured each reporting period and carried at fair value due to our election of the fair value option. The effects of certain holding period restrictions on the investment are estimated using an option pricing valuation model. The most significant assumptions within the model are the term of the restrictions and the stock price volatility, which is based upon historical volatility of similar companies. We also use a constant maturity risk free-interest rate to match the remaining term of the restrictions on our investment in Sangamo’s common stock and a dividend yield of zero based upon the fact that Sangamo and similar companies generally have not historically granted cash dividends.
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
Foreign currency forward contracts in effect as of September 30, 2021 and December 31, 2020, had durations of 1 to 18 months and 1 to 24 months, respectively. These contracts have been designated as cash flow hedges and unrealized gains or losses on the portion of these foreign currency forward contracts that are included in the effectiveness test are reported in accumulated other comprehensive income (loss) (referred to as AOCI in the tables below). Realized gains and losses of such contracts are recognized in revenue when the sale of product in the currency being hedged is recognized and in operating expense when the expense in the currency being hedged is recorded. We recognize all cash flow hedge reclassifications from accumulated other comprehensive income (loss) and fair value changes of excluded portions in the same line item in our condensed consolidated statements of income that has been impacted by the hedged item.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
The notional value of foreign currency forward contracts that were entered into to hedge forecasted revenue and operating expense is summarized as follows:

	Notional Amount
(In millions)	As of September 30, 2021	As of December 31, 2020
Euro	$1,901.5	$2,979.1
British pound	63.6	250.6
Swiss franc	60.4	—
Japanese yen	30.1	—
Canadian dollar	25.2	—
Total foreign currency forward contracts	$2,080.8	$3,229.7
The pre-tax portion of the fair value of these foreign currency forward contracts that were included in accumulated other comprehensive income (loss) in total equity as of September 30, 2021, reflected aggregate net unrealized gains of $21.9 million, composed of gross unrealized gains of approximately $38.4 million and gross unrealized losses of approximately $16.5 million, compared to aggregate net unrealized losses of $212.5 million as of December 31, 2020. We expect the net unrealized gains of $21.9 million to be settled over the next 18 months, of which $9.6 million of unrealized gains are expected to be settled over the next 12 months, with any amounts in accumulated other comprehensive income (loss) to be reported as an adjustment to revenue or operating expense. We consider the impact of our and our counterparties’ credit risk on the fair value of the contracts as well as the ability of each party to execute its contractual obligations. As of September 30, 2021 and December 31, 2020, credit risk did not materially change the fair value of our foreign currency forward contracts.
The following tables summarize the effect of foreign currency forward contracts designated as hedging instruments in our condensed consolidated statements of income:

For the Three Months Ended September 30,
Net Gains/(Losses) Reclassified from AOCI into Operating Income (in millions)			Net Gains/(Losses) Recognized in Operating Income (in millions)
Location	2021	2020	Location	2021	2020
Revenue	$(14.9)	$(9.1)	Revenue	$(0.7)	$(8.7)
Operating expense	(0.3)	1.5	Operating expense	—	0.4

For the Nine Months Ended September 30,
Net Gains/(Losses) Reclassified from AOCI into Operating Income (in millions)			Net Gains/(Losses) Recognized in Operating Income (in millions)
Location	2021	2020	Location	2021	2020
Revenue	$(68.7)	$41.6	Revenue	$(4.5)	$(1.0)
Operating expense	(0.3)	1.4	Operating expense	(0.4)	(0.7)
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
In order to mitigate the currency fluctuations between the U.S. dollar and South Korean won, we have entered into foreign currency forward contracts. Foreign currency forward contracts in effect as of September 30, 2021, had a remaining duration of one month. These contracts have been designated as net investment hedges. We recognize changes in the spot exchange rate in accumulated other comprehensive income (loss). The pre-tax portion of the fair value of these foreign currency forward contracts that were included in accumulated other comprehensive income (loss) in total equity reflected net gains of $25.0 million and net losses of $21.2 million as of September 30, 2021 and December 31, 2020, respectively. We exclude fair value changes related to the forward rate from our hedging relationship and will amortize the forward points in other income (expense), net in our condensed consolidated statements of income over the term of the contract. The pre-tax portion of the fair value of the forward points that were included in accumulated other comprehensive income (loss) in total equity reflected gains of $0.0 million and $0.2 million as of September 30, 2021 and December 31, 2020, respectively.
The following tables summarize the effect of our net investment hedge in our condensed consolidated financial statements:

For the Three Months Ended September 30,
Net Gains/(Losses) Recognized in Other Comprehensive Income (Effective Portion) (in millions)			Net Gains/(Losses) Recognized in Other Comprehensive Income (Amounts Excluded from Effectiveness Testing) (in millions)			Net Gains/(Losses) Recognized in Net Income (Amounts Excluded from Effectiveness Testing) (in millions)
Location	2021	2020	Location	2021	2020	Location	2021	2020
Gains (losses) on net investment hedge	$24.9	$(10.4)	Gains (losses) on net investment hedge	$—	$(0.2)	Other income (expense)	$—	$0.9

For the Nine Months Ended September 30,
Net Gains/(Losses) Recognized in Other Comprehensive Income (Effective Portion) (in millions)			Net Gains/(Losses) Recognized in Other Comprehensive Income (Amounts Excluded from Effectiveness Testing) (in millions)			Net Gains/(Losses) Recognized in Net Income (Amounts Excluded from Effectiveness Testing) (in millions)
Location	2021	2020	Location	2021	2020	Location	2021	2020
Gains (losses) on net investment hedge	$46.1	$5.0	Gains (losses) on net investment hedge	$(1.1)	$3.1	Other income (expense)	$0.1	$2.6
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
The aggregate notional amount of these outstanding foreign currency forward contracts was $1,400.6 million and $1,158.0 million as of September 30, 2021 and December 31, 2020, respectively. Net losses of $13.5 million and $26.1 million related to these contracts were recorded as a component of other income (expense), net for the three and nine months ended September 30, 2021, respectively, compared to net gains of $7.8 million and $13.7 million, respectively, in the prior year comparative periods.

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
The following table summarizes the fair value and presentation in our condensed consolidated balance sheets of our outstanding derivative instruments, including those designated as hedging instruments:

(In millions)	Balance Sheet Location	As of September 30, 2021	As of December 31, 2020
Cash Flow Hedging Instruments:
Asset derivative instruments	Other current assets	$34.5	$—
	Investments and other assets	14.1	—
Liability derivative instruments	Accrued expense and other	11.8	157.1
	Other long-term liabilities	—	35.7

Net Investment Hedging Instruments:
Asset derivative instruments	Other current assets	25.3	—
Liability derivative instruments	Accrued expense and other	—	19.7

Other Derivative Instruments:
Asset derivative instruments	Other current assets	6.1	20.5
Liability derivative instruments	Accrued expense and other	15.9	4.7
9.    Property, Plant and Equipment
Property, plant and equipment are recorded at historical cost, net of accumulated depreciation. Accumulated depreciation on property, plant and equipment was $1,944.2 million and $1,782.3 million as of September 30, 2021 and December 31, 2020, respectively. For the three and nine months ended September 30, 2021, depreciation expense totaled $65.1 million and $168.7 million, respectively, compared to $51.5 million and $151.2 million, respectively, in the prior year comparative periods.
Solothurn, Switzerland Manufacturing Facility
In order to support our future growth and drug development pipeline, we are building a large-scale biologics manufacturing facility in Solothurn, Switzerland. Upon completion, this facility will include 393,000 square feet related to a large-scale biologics manufacturing facility, 290,000 square feet of warehouse, utilities and support space and 51,000 square feet of administrative space. As of September 30, 2021 and December 31, 2020, we had approximately $661.8 million and $1.8 billion, respectively, capitalized as construction in progress related to this facility. In the second quarter of 2021, a portion of the facility received a Good Manufacturing Practice multi-product license from the Swiss Agency for Therapeutic Products, resulting in approximately $1.2 billion of fixed assets being placed in service during the second quarter of 2021.
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
In addition, we redeemed an aggregate principal amount of approximately $8.9 million of our 2045 Senior Notes for aggregate cash payments of approximately $12.1 million, excluding accrued and unpaid interest. The redemption has been accounted for as a debt extinguishment; as such, we recognized a pre-tax charge of $3.2 million upon the extinguishment of such 2045 Senior Notes. This charge, which was recognized in interest expense in other income (expense), net in our condensed consolidated statements of income for the nine months

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
ended September 30, 2021, reflects the payment of an early call premium and the write-off of the remaining unamortized original debt issuance costs and discount balances associated with such 2045 Senior Notes.
Upon settlement, we also made aggregate cash payments of approximately $13.8 million to settle all accrued and unpaid interest from the last interest payment date on our 2045 Senior Notes that were exchanged or redeemed. We incurred approximately $6.1 million of costs associated with our Exchange Offer, which was recognized in interest expense in other income (expense), net in our condensed consolidated statements of income for the nine months ended September 30, 2021.
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
11.    Equity
Share Repurchases
In October 2020 our Board of Directors authorized a program to repurchase up to $5.0 billion of our common stock (2020 Share Repurchase Program). Our 2020 Share Repurchase Program does not have an expiration date. All share repurchases under our 2020 Share Repurchase Program will be retired. Under our 2020 Share Repurchase Program, we repurchased and retired approximately 2.2 million and 6.0 million shares of our common stock at a cost of approximately $750.0 million and $1.8 billion during the three and nine months ended September 30, 2021, respectively. Approximately $2.8 billion remained available under our 2020 Share Repurchase Program as of September 30, 2021.
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

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
Accumulated Other Comprehensive Income (Loss)
The following tables summarize the changes in accumulated other comprehensive income (loss), net of tax by component:

(In millions)	Unrealized Gains (Losses) on Securities Available for Sale, Net of Tax	Unrealized Gains (Losses) on Cash Flow Hedges, Net of Tax	Gains (Losses) on Net Investment Hedge, Net of Tax	Unfunded Status of Postretirement Benefit Plans, Net of Tax	Currency Translation Adjustments	Total
Balance, December 31, 2020	$1.4	$(179.0)	$(8.5)	$(66.3)	$(46.6)	$(299.0)
Other comprehensive income (loss) before reclassifications	(2.5)	143.0	35.3	3.9	(80.3)	99.4
Amounts reclassified from accumulated other comprehensive income (loss)	1.1	62.0	(0.1)	—	—	63.0
Net current period other comprehensive income (loss)	(1.4)	205.0	35.2	3.9	(80.3)	162.4
Balance, September 30, 2021	$—	$26.0	$26.7	$(62.4)	$(126.9)	$(136.6)

(In millions)	Unrealized Gains (Losses) on Securities Available for Sale, Net of Tax	Unrealized Gains (Losses) on Cash Flow Hedges, Net of Tax	Gains (Losses) on Net Investment Hedge, Net of Tax	Unfunded Status of Postretirement Benefit Plans, Net of Tax	Currency Translation Adjustments	Total
Balance, December 31, 2019	$4.2	$7.8	$25.1	$(32.8)	$(139.5)	$(135.2)
Other comprehensive income (loss) before reclassifications	(8.8)	(58.0)	8.1	0.4	3.9	(54.4)
Amounts reclassified from accumulated other comprehensive income (loss)	9.8	(43.1)	(2.6)	—	—	(35.9)
Net current period other comprehensive income (loss)	1.0	(101.1)	5.5	0.4	3.9	(90.3)
Balance, September 30, 2020	$5.2	$(93.3)	$30.6	$(32.4)	$(135.6)	$(225.5)
The following table summarizes the amounts reclassified from accumulated other comprehensive income (loss):

(In millions)	Income Statement Location	Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)
		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
		2021	2020	2021	2020
Gains (losses) on securities available for sale	Other income (expense)	$(0.4)	$0.1	$(1.3)	$(12.4)
	Income tax benefit (expense)	0.1	—	0.3	2.6

Gains (losses) on cash flow hedges	Revenue	(14.9)	(9.1)	(68.7)	41.6
	Operating expense	(0.3)	1.5	(0.3)	1.4
	Other income (expense)	—	—	0.1	0.2
	Income tax benefit (expense)	1.5	0.1	6.8	(0.1)

Gains (losses) on net investment hedge	Other income (expense)	—	0.8	0.1	2.6

Total reclassifications, net of tax		$(14.0)	$(6.6)	$(63.0)	$35.9

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
12.    Earnings per Share
Basic and diluted shares outstanding used in our earnings per share calculation are calculated as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In millions)	2021	2020	2021	2020
Numerator:
Net income attributable to Biogen Inc.	$329.2	$701.5	$1,187.9	$3,642.7
Denominator:
Weighted average number of common shares outstanding	148.0	156.9	149.9	163.4
Effect of dilutive securities:
Time-vested restricted stock units	0.4	0.1	0.2	0.1
Market stock units	0.1	0.1	0.1	0.1
Performance stock units settled in stock	0.1	0.1	0.1	0.1
Dilutive potential common shares	0.6	0.3	0.4	0.3
Shares used in calculating diluted earnings per share	148.6	157.2	150.3	163.7
Amounts excluded from the calculation of net income per diluted share because their effects were anti-dilutive were insignificant.
13.    Share-based Payments
Share-based Compensation Expense
The following table summarizes share-based compensation expense included in our condensed consolidated statements of income:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In millions)	2021	2020	2021	2020
Research and development	$19.5	$14.6	$72.2	$63.1
Selling, general and administrative	42.6	25.0	127.8	98.4
Subtotal	62.1	39.6	200.0	161.5
Capitalized share-based compensation costs	(1.9)	(1.9)	(6.3)	(4.9)
Share-based compensation expense included in total cost and expense	60.2	37.7	193.7	156.6
Income tax effect	(10.9)	(5.4)	(35.8)	(25.7)
Share-based compensation expense included in net income attributable to Biogen Inc.	$49.3	$32.3	$157.9	$130.9

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
The following table summarizes share-based compensation expense associated with each of our share-based compensation programs:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In millions)	2021	2020	2021	2020
Market stock units	$9.7	$5.5	$35.5	$32.0
Time-vested restricted stock units	38.8	35.3	121.9	107.3
Cash settled performance units	—	—	—	(1.7)
Performance units	—	—	—	(0.1)
Performance stock units settled in stock	4.9	(8.4)	14.2	4.0
Performance stock units settled in cash	4.4	4.1	13.9	9.0
Employee stock purchase plan	4.3	3.1	14.5	11.0
Subtotal	62.1	39.6	200.0	161.5
Capitalized share-based compensation costs	(1.9)	(1.9)	(6.3)	(4.9)
Share-based compensation expense included in total cost and expense	$60.2	$37.7	$193.7	$156.6
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
As of December 31, 2020, we assessed the realizability of our deferred tax assets that are dependent on future expected sales of TECFIDERA in the U.S. and reduced the value of certain deferred tax assets by approximately $1.7 billion and reduced the value of deferred tax liabilities associated with global intangible low-taxed income (GILTI) and tax credits by approximately $1.6 billion. We continue to assess the realizability of these deferred tax assets and have recorded no changes for the three months ended September 30, 2021. We have recorded an increase in these deferred tax assets of approximately $92.6 million and an increase in these deferred tax liabilities of approximately $88.7 million for the nine months ended September 30, 2021.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
Tax Rate
A reconciliation between the U.S. federal statutory tax rate and our effective tax rate is summarized as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Statutory rate	21.0%	21.0%	21.0%	21.0%
State taxes	0.3	0.9	0.9	0.6
Taxes on foreign earnings	(20.2)	(3.0)	(11.5)	(3.6)
Tax credits	(7.1)	(2.3)	(4.1)	(1.3)
Purchased intangible assets	(6.2)	2.9	(1.4)	0.8
TECFIDERA impairment	—	3.5	—	1.9
GILTI	2.6	2.2	1.6	1.3
Neurimmune tax impacts	(0.5)	0.2	(36.4)	(0.1)
Other	1.2	(0.3)	0.7	0.3
Effective tax rate	(8.9)%	25.1%	(29.2)%	20.9%
Changes in Tax Rate
For the three and nine months ended September 30, 2021, compared to the same periods in 2020, the decreases in our effective tax rate, excluding the impact of the Neurimmune deferred tax asset discussed below, were primarily due to the change in the territorial mix of our profitability, which included the adverse effect of generic competition for TECFIDERA in the U.S. market; the tax impacts of the BIIB111 and BIIB112 impairment charges; and the impact of the non-cash tax effects of changes in the value of our equity investments, where we recorded unrealized losses in 2021. The tax effects of this change in value of our equity investments were recorded in the current period, as the changes in value of equity investments cannot be reliably forecasted. Our 2020 effective tax rate also reflected an income tax expense related to the establishment of a valuation allowance against certain deferred tax assets, the realization of which is dependent on future sales of TECFIDERA in the U.S.
In addition, for the nine months ended September 30, 2021, compared to the same period in 2020, the decrease in our effective tax rate was primarily due to a current year deferred tax benefit in Switzerland resulting from the accelerated approval of ADUHELM by the FDA in the U.S. recognized during the second quarter of 2021. We recorded a net deferred tax asset of approximately $500.0 million. The net deferred tax asset is comprised of approximately $875.0 million of gross deferred tax asset, reduced by approximately $375.0 million of unrecognized tax benefit discussed below. The deferred tax benefit relates to Neurimmune SubOne AG's (Neurimmune) tax basis in ADUHELM, the realization of which is dependent on future sales of ADUHELM and approval of the Swiss cantonal tax authorities, with an equal and offsetting amount assigned to net income (loss) attributable to noncontrolling interests, net of tax in our condensed consolidated statements of income, resulting in a zero net impact to net income attributable to Biogen Inc. For additional information on our collaboration arrangement with Neurimmune, please read Note 17, Investments in Variable Interest Entities, to these condensed consolidated financial statements.
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
During the second quarter of 2021 we increased our gross unrecognized tax benefits by approximately $375.0 million, related to a deferred tax asset for Swiss tax purposes for Neurimmune's tax basis in ADUHELM, as discussed above. This unrecognized tax benefit was recorded as a reduction to the gross deferred tax asset, resulting in the net deferred tax asset discussed above, and not as a separate liability on our condensed consolidated balance sheet.

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
15.    Other Consolidated Financial Statement Detail
Other Income (Expense), Net
Components of other income (expense), net, are summarized as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In millions)	2021	2020	2021	2020
Interest income	$2.6	$6.0	$8.2	$38.0
Interest expense	(66.3)	(56.3)	(187.3)	(166.5)
Gain (loss) on investments, net	(424.5)	(82.1)	(707.2)	(52.6)
Foreign exchange gains (losses), net	(13.7)	3.1	(23.1)	(5.4)
Other, net	(1.0)	0.7	(4.0)	0.4
Total other income (expense), net	$(502.9)	$(128.6)	$(913.4)	$(186.1)
Gain (loss) on investments, net, as reflected in the table above, relate to debt securities, equity securities of certain biotechnology companies, venture capital funds where the underlying investments are in equity securities of certain biotechnology companies and non-marketable equity securities.
For the three months ended September 30, 2021, net unrealized losses and realized gains on our holdings in equity securities were approximately $426.9 million and $2.7 million, respectively, compared to net unrealized losses and realized gains (losses) of $82.3 million and zero, respectively, in the prior year comparative period. The net unrealized losses recognized during the three months ended September 30, 2021, primarily reflect decreases in the aggregate fair value of our investments in Denali, Ionis, Sage and Sangamo common stock of approximately $424.3 million.
For the nine months ended September 30, 2021, net unrealized losses and realized gains on our holdings in equity securities were approximately $715.2 million and $9.3 million, respectively, compared to net unrealized losses and realized gains (losses) of $40.3 million and zero, respectively, in the prior year comparative period. The net unrealized losses recognized during the nine months ended September 30, 2021, primarily reflect decreases in the aggregate fair value of our investments in Denali, Ionis, Sage and Sangamo common stock of approximately $709.1 million.
The following table summarizes our gain (loss) on investments, net that relates to our equity securities held as of September 30, 2021 and 2020:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In millions)	2021	2020	2021	2020
Net gains (losses) recognized during the period on equity securities	$(424.2)	$(82.3)	$(705.9)	$(40.3)
Less: Net gains (losses) realized during the period on equity securities	2.7	—	9.3	—
Unrealized gains (losses) recognized during the period on equity securities	$(426.9)	$(82.3)	$(715.2)	$(40.3)

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
Accrued Expense and Other
Accrued expense and other consists of the following:

(In millions)	As of September 30, 2021	As of December 31, 2020
Revenue-related reserves for discounts and allowances	$982.4	$1,080.6
Collaboration expense	289.3	389.9
Employee compensation and benefits	299.2	333.8
Royalties and licensing fees	238.9	218.5
Derivative liabilities	27.7	181.5
Current portion of contingent consideration obligations	—	149.6
Other	713.2	791.4
Total accrued expense and other	$2,550.7	$3,145.3
Other Long-term Liabilities
Other long-term liabilities were $1,318.2 million and $1,329.6 million as of September 30, 2021 and December 31, 2020, respectively, and included accrued income taxes totaling $657.6 million and $709.9 million, respectively.
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

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
A summary of development and sales and marketing expense related to the Lecanemab Collaboration is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In millions)	2021	2020	2021	2020
Total development expense incurred by the collaboration related to the advancement of lecanemab and elenbecestat	$118.4	$75.7	$236.1	$153.2
Biogen's share of lecanemab and elenbecestat development expense reflected in research and development expense in our condensed consolidated statements of income	59.2	37.9	118.0	76.6
Total sales and marketing expense incurred by the Lecanemab Collaboration	5.6	nm	15.6	6.3
Biogen's share of lecanemab and elenbecestat sales and marketing expense reflected in selling, general and administrative expense in our condensed consolidated statements of income	2.8	nm	7.8	3.2
nm - For the three months ended September 30, 2020, sales and marketing expense related to lecanemab and elenbecestat was immaterial.
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
In June 2021 ADUHELM was granted accelerated approval by the FDA for the treatment of Alzheimer's disease and had its first commercial sale. As a result of the launch of ADUHELM in the U.S., we made a $100.0 million milestone payment to Neurimmune. For the nine months ended September 30, 2021, we recognized net profit-sharing income of $45.0 million to reflect Eisai's 45.0% share of the $100.0 million milestone payment.
Sales and marketing expense are shared in proportion to the same region-based profit split that is utilized to co-promote ADUHELM. A summary of development expense, sales and marketing expense and milestone payments related to the ADUHELM Collaboration Agreement is as follows:

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In millions)	2021	2020	2021	2020
Total ADUHELM development expense	$43.7	$37.5	$132.8	$92.5
Biogen's share of ADUHELM development expense reflected in research and development expense in our condensed consolidated statements of income	24.0	20.6	73.0	50.9
Total ADUHELM sales and marketing expense incurred by the ADUHELM Collaboration Agreement	154.3	90.9	391.7	158.8
Biogen's share of ADUHELM sales and marketing expense reflected in selling, general and administrative expense and collaboration profit sharing in our condensed consolidated statements of income	83.3	51.3	211.2	88.8
Total ADUHELM collaboration third party milestones	—	—	100.0	75.0
Biogen's share of reimbursement from Eisai of ADUHELM milestone payments reflected in collaboration profit sharing in our condensed consolidated statements of income	—	—	45.0	33.8
Co-promotion Profits and Losses
In the U.S. we recognize revenue on sales to third parties as a component of product revenue, net in our condensed consolidated statements of income. We also record the related cost of revenue and sales and marketing expense in our condensed consolidated statements of income as these costs are incurred. Payments made to and received from Eisai for its 45.0% share of the co-promotion profits or losses in the U.S. are recognized in collaboration profit sharing in our condensed consolidated statements of income. For the three and nine months ended September 30, 2021, we recognized net profit-sharing income of $50.6 million and $90.7 million, respectively, to reflect Eisai's 45.0% sharing of the net collaboration losses in the U.S.
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
All costs incurred for agreed indications, including research, development, sales and marketing expense, are shared equally between us and UCB. Upon marketing approval, we and UCB will co-promote dapirolizumab pegol and share profits equally. A summary of development expense related to the UCB collaboration agreement is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In millions)	2021	2020	2021	2020
Total UCB collaboration development expense	$16.5	$10.2	$49.5	$35.7
Biogen's share of UCB development expense reflected in research and development expense in our condensed consolidated statements of income	8.2	5.2	24.8	17.9
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
A summary of development and sales and marketing expense related to this collaboration is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In millions)	2021	2020	2021	2020
Total Sage collaboration development expense	$40.8	$—	$134.9	$—
Biogen's share of Sage development expense reflected in research and development expense in our condensed consolidated statements of income	20.4	—	67.3	—
Total Sage sales and marketing expense incurred by the collaboration	7.4	—	23.2	—
Biogen's share of Sage sales and marketing expense reflected in selling, general and administrative expense in our condensed consolidated statements of income	3.7	—	11.6	—
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
A summary of development expense related to this collaboration is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In millions)	2021	2020	2021	2020
Total Denali collaboration development expense	$8.5	$—	$27.2	$—
Biogen's share of Denali development expense reflected in research and development expense in our condensed consolidated statements of income	5.1	—	16.3	—
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

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
In connection with the closing of this transaction in April 2020 we purchased $225.0 million of Sangamo common stock, or approximately 24 million shares at approximately $9.21 per share, of which approximately 12 million shares remain subject to transfer restrictions as of September 30, 2021. We recorded an asset in investments and other assets in our condensed consolidated balance sheets to reflect the initial fair value of the Sangamo common stock acquired and a charge of approximately $83.0 million to research and development expense in our condensed consolidated statements of income to reflect the premium paid for the Sangamo common stock. We also made an upfront payment of $125.0 million that was recorded as research and development expense.
We may also pay Sangamo research, development, regulatory and commercial milestone payments that could total up to approximately $2.4 billion if we select all of the targets allowed under this collaboration and all the specified milestones set forth in this collaboration are achieved. Of this amount, up to $80.0 million relates to the selection of targets, $1.9 billion relates to the achievement of specified research, clinical development, regulatory and first commercial sale milestones and $380.0 million relates to the achievement of specified sales-based milestones if annual worldwide net sales of licensed products reach specified levels. In addition, we may pay Sangamo tiered royalties on potential net sales of any products developed under this collaboration in the high single digit to double digit sub-teen percentages.
InnoCare Pharma Limited
In July 2021 we entered into a license and collaboration agreement with InnoCare Pharma Limited (InnoCare) for orelabrutinib, an oral small molecule Bruton’s tyrosine kinase inhibitor for the potential treatment of MS. Orelabrutinib is currently being studied in a multi-country, placebo-controlled Phase 2 trial in relapsing-remitting MS. Under the terms of the collaboration, we have exclusive rights to orelabrutinib in the field of MS worldwide and certain autoimmune diseases outside of China (including Hong Kong, Macau and Taiwan), while InnoCare retains exclusive worldwide rights to orelabrutinib in the field of oncology and certain autoimmune diseases in China (including Hong Kong, Macau and Taiwan).
In connection with the closing of this transaction in August 2021, we made an upfront payment of $125.0 million that was recorded as research and development expense. We may also pay InnoCare up to approximately $812.5 million in potential development milestones and potential commercial payments should the collaboration achieve certain development, commercial milestones and sales thresholds. In addition, we may pay InnoCare tiered royalties in the low to high teens on potential future net sales of any product developed under this collaboration.
Other Research and Discovery Arrangements
These arrangements may include the potential for future milestone payments based on the achievement of certain clinical and commercial development payable over a period of several years.
Other
For the three and nine months ended September 30, 2021, we recorded $7.7 million and $84.9 million, respectively, as research and development expense in our condensed consolidated statements of income related to other research and discovery related arrangements, compared to $38.0 million and $47.6 million, respectively, in the prior year comparative periods.
Samsung Bioepis Co., Ltd.
Joint Venture Agreement
In February 2012 we entered into a joint venture agreement with Samsung BioLogics establishing an entity, Samsung Bioepis, to develop, manufacture and market biosimilar products. In June 2018 we exercised our option under our joint venture agreement to increase our ownership percentage in Samsung Bioepis from approximately 5.0% to approximately 49.9%. The share purchase transaction was completed in November 2018 and, upon closing, we paid 759.5 billion South Korean won ($676.6 million) to Samsung BioLogics. As of September 30, 2021, our ownership percentage remained at approximately 49.9%.
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

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
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
For the three and nine months ended September 30, 2021, we recognized net income on our investment of $1.1 million and $17.2 million, respectively, reflecting our share of Samsung Bioepis' operating results and amortization of basis differences, net of tax, compared to net losses on our investment of $13.1 million and $12.7 million, respectively, in the prior year comparative periods.
Net income on our investment for the nine months ended September 30, 2021, reflects a $31.2 million benefit related to the release of a valuation allowance on deferred tax assets associated with Samsung Bioepis. The valuation allowance was released in the second quarter of 2021 based on a consideration of the positive and negative evidence, including the historic earnings of Samsung Bioepis.
As of September 30, 2021 and December 31, 2020, the carrying value of our investment in Samsung Bioepis totaled 692.8 billion South Korean won ($586.1 million) and 673.8 billion South Korean won ($620.2 million), respectively, which is classified as a component of investments and other assets in our condensed consolidated balance sheets.
2019 Development and Commercialization Agreement
In December 2019 we completed a transaction with Samsung Bioepis and secured the exclusive rights to commercialize two potential ophthalmology biosimilar products, BYOOVIZ (ranibizumab-nuna), a proposed ranibizumab biosimilar referencing LUCENTIS, and SB15, a proposed aflibercept biosimilar referencing EYLEA, in major markets worldwide, including the U.S., Canada, Europe, Japan and Australia. Samsung Bioepis will be responsible for development and will supply both products to us at a pre-specified gross margin.
In connection with this transaction, we made an upfront payment of $100.0 million to Samsung Bioepis in January 2020, of which $63.0 million was recorded as research and development expense in 2019 and $37.0 million was recorded as an intangible asset in 2019.
During the third quarter of 2020, we paid Samsung Bioepis a $15.0 million development milestone, which was included in research and development expense in our condensed consolidated statements of income. During the third quarter of 2021, we accrued $15.0 million in milestones related to the approval of BYOOVIZ in the U.S. and E.U. that were capitalized within intangible assets. We may pay Samsung Bioepis up to $180.0 million in additional development, regulatory and sales-based milestones.
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
We share 50.0% of the profit or loss related to our commercial agreement with Samsung Bioepis, which is recognized in collaboration profit sharing in our condensed consolidated statements of income. For the three and

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
nine months ended September 30, 2021, we recognized net profit-sharing expense of $71.8 million and $210.2 million, respectively, to reflect Samsung Bioepis' 50.0% sharing of the net collaboration profits, compared to a net profit-sharing expense of $72.9 million and $200.1 million, respectively, in the prior year comparative periods.
Other Services
Simultaneous with the formation of Samsung Bioepis, we also entered into a technical development services agreement, a manufacturing agreement and a license agreement with Samsung Bioepis. Revenue related to these services are reflected in revenue from collaborative and other relationships as a component of other revenue in our condensed consolidated statements of income.
Amounts payable to Samsung Bioepis related to the agreements discussed above were $125.7 million and $99.0 million as of September 30, 2021 and December 31, 2020, respectively.
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
Research and development costs for which we reimburse Neurimmune are reflected in research and development expense in our condensed consolidated statements of income. During the three and nine months ended September 30, 2021 and 2020, amounts reimbursed were immaterial.
During the nine months ended September 30, 2021, we recorded a net deferred tax asset of approximately $500.0 million. The net deferred tax asset is comprised of approximately $875.0 million of gross deferred tax asset, reduced by approximately $375.0 million of unrecognized tax benefit. The deferred tax benefit relates to Neurimmune's tax basis in ADUHELM, the realization of which is dependent on future sales of ADUHELM and approval of the Swiss cantonal tax authorities, with an equal and offsetting amount assigned to net income (loss) attributable to noncontrolling interests, net of tax in our condensed consolidated statements of income, resulting in a zero net impact to net income attributable to Biogen Inc.
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
As of September 30, 2021 and December 31, 2020, the carrying value of our investments in certain biotechnology companies representing potential unconsolidated variable interest entities totaled $17.2 million and $12.8 million, respectively. Our maximum exposure to loss related to these variable interest entities is limited to the carrying value of our investments.
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
Loss Contingencies
ADUHELM Securities Litigation
We and certain current and former officers are named as defendants in an action filed by a shareholder on November 13, 2020 and now pending in the U.S. District Court for the District of Massachusetts. The action alleges violations of federal securities laws under 15 U.S.C §78j(b) and §78t(a) and 17 C.F.R. §240.10b-5 and seeks a declaration of the action as a class action and monetary relief. An estimate of the possible loss or range of loss cannot be made at this time. No trial date has been set. We have filed a motion to dismiss, which is pending.
IMRALDI Patent Litigation
In September 2018 Fresenius Kabi Deutschland GmbH (Fresenius Kabi) commenced proceedings for damages and injunctive relief against Biogen France SAS in the Tribunal de Grande Instance de Paris (the French proceeding) and in November 2018 against Biogen GmbH in the Düsseldorf Regional Court (the German proceeding), alleging that IMRALDI, the adalimumab biosimilar product of Samsung Bioepis that Biogen has commercialized in Europe, infringes national counterparts of European Patent No. 3 148 510 (the '510 Patent, expiring in May 2035). In May 2020 the European Patent Office (EPO) revoked the ‘510 Patent. Fresenius Kabi has appealed to the EPO’s Technical Boards of Appeal, a hearing has been set for June 2022, and the German and French proceedings have been stayed pending the decision on appeal.
In July 2020 the Danish Patent Board of Appeal revoked certain Danish utility models that Fresenius Kabi had asserted against Biogen and Fresenius Kabi has appealed to the Danish Maritime and Commercial High Court. No hearing has been scheduled in the appeal.
In June 2020 Fresenius Kabi commenced proceedings in Denmark’s Maritime and Commercial High Court alleging that IMRALDI infringes of the Danish counterpart of European Patent No. 3 145 488 and a Danish utility model. In September 2021 the Court ruled that the patent and utility model are invalid. Fresenius Kabi has appealed to the High Court of Eastern Denmark.
In July 2019 Gedeon Richter Nyrt commenced proceedings for damages and injunctive relief against Biogen GmbH in the Düsseldorf Regional Court alleging infringement of the German counterpart of European Patent No. 3 212 667, which expires in October 2035. The case has been stayed during proceedings in the EPO seeking to invalidate that patent. In November 2020 Gedeon Richter Nyrt commenced additional proceedings against Biogen GmbH in the Düsseldorf Regional Court alleging infringement of a German utility model. A hearing has been set for November 2021.
An estimate of the possible loss or range of loss in the IMRALDI patent litigation described above cannot be made at this time.
Qui Tam Litigation
In July 2015 a qui tam action filed by Michael Bawduniak on behalf of the U.S. and certain states was unsealed by the U.S. District Court for the District of Massachusetts. The action alleges sales and promotional activities in violation of the federal False Claims Act and state law counterparts and seeks damages of $981.1 million plus statutory trebling of damages, civil penalties, attorneys’ fees and costs. No trial date has been set. The U.S. has not made an intervention decision. An estimate of the possible loss cannot be made at this time.

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
ERISA Class Action Litigation
In September 2020 the U.S. District Court for the District of Massachusetts consolidated two cases filed against us in July and August 2020 by participants in the Biogen 401(k) Savings Plan alleging breach of fiduciary duty under ERISA. Plaintiffs seek a declaration of the action as a class action and monetary and other relief. No trial date has been set. An estimate of the possible loss or range of loss cannot be made at this time.
Humana Patient Assistance Litigation
In September 2021 Humana Inc. (Humana) filed suit against us in the U.S. District Court for the District of Massachusetts alleging damages related to our providing MS patients with free medications and making charitable contributions to non-profit organizations that assist MS patients. Humana alleges violation of the federal RICO Act and state laws and seeks statutory treble damages, attorneys’ fees and costs. No trial date has been set. An estimate of the possible loss or range of loss cannot be made at this time.
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

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
Hatch-Waxman Act Litigation relating to VUMERITY Orange-Book Listed Patents
In March 2021 Biogen and Alkermes Pharma Ireland Limited filed patent infringement proceedings relating to VUMERITY Orange-Book listed patents (U.S. Patent Nos. 8,699,281, 9,090,558 and 10,080,733) pursuant to the Hatch-Waxman Act in the Delaware Court against Teva Pharmaceuticals Development, Inc. On October 8, 2021, the case was dismissed.
European Patent Office Oppositions
In 2016 the EPO revoked our European Patent No. 2 137 537, which covers the treatment of MS with 480 mg of dimethyl fumarate as provided for in our TECFIDERA label. We have appealed to the Technical Boards of Appeal of the EPO and a hearing has been set for January 2022.
In March 2018 the EPO revoked Forward Pharma A/S's European Patent No. 2 801 355. In September 2021 the EPO’s Technical Boards of Appeal announced its affirmance of the revocation.
TYSABRI Patent Revocation Matters
In November 2017 Swiss Pharma International AG, affiliated with the Polpharma Group, filed an action in the Commercial Court of Rome to invalidate the Italian counterpart of our European Patent No. 1 485 127 (the E.U. '127 Patent) which covers administration of natalizumab (TYSABRI) to treat MS and expires in February 2023. A hearing has been set for June 2022.
In August 2020 Polpharma Biologics S.A., also affiliated with the Polpharma Group, brought an action in the Polish Patent Office to revoke our Polish Patent No. 215263, which corresponds to the E.U. '127 Patent and expires in February 2023. The action was suspended by the Polish Patent Office in April 2021 pending examination of our amended patent claims.
Annulment Proceedings in General Court of the European Union relating to TECFIDERA
Pharmaceutical Works Polpharma SA (Polpharma) and Mylan Ireland Ltd. (Mylan Ireland) each filed actions in the General Court of the European Union (Polpharma in October 2018 and Mylan Ireland in November 2020) to annul decisions of the European Medicines Agency (EMA) refusing to validate their applications to market generic versions of TECFIDERA. The EMA’s refusals were on the grounds that TECFIDERA benefits from regulatory data protection. On May 5, 2021 the European General Court annulled the EMA's non-validation decision with respect to Polpharma. We have appealed the decision to the European Court of Justice and the appeal is pending. The case brought by Mylan Ireland has been stayed.
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
We seek to ensure an uninterrupted supply of our medicines to patients around the world. To that end, we continually review our manufacturing capacity, capabilities, processes and facilities. In order to support our future growth and drug development pipeline, we are expanding our large molecule production capacity by building a large-scale biologics manufacturing facility in Solothurn, Switzerland. In the second quarter of 2021 a portion of the facility received a Good Manufacturing Practice (GMP) multi-product license from the Swiss Agency for Therapeutic Products (SWISSMEDIC). We believe that the Solothurn facility will support our anticipated near-term needs for the manufacturing of ADUHELM and other biologic assets. In addition, we believe that the Solothurn site may provide us with the ability to further expand if we need additional large scale manufacturing capacity to support future clinical and commercial manufacturing requirements.
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
The U.S. ADUHELM product label states that treatment with ADUHELM should be initiated in patients with mild cognitive impairment or mild dementia stage of disease, the population which was studied in clinical trials. We expect patient uptake will be gradual and we do not expect all eligible patients will be treated with ADUHELM for a variety of reasons, including appropriate patient selection criteria, a complex diagnostic and care pathway, the lack of readiness of healthcare providers and institutions to initiate treatment, concern regarding the accelerated approval of ADUHELM and its data and the ability to obtain and maintain adequate reimbursement for ADUHELM. We expect a Medicare National Coverage Determination by the second quarter of 2022, which should clarify Medicare reimbursement for the class of antibodies directed against amyloid.
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
Rest of World
In October 2020 the European Medicines Agency (EMA) accepted for review the Marketing Authorization Application for aducanumab and in December 2020 the Ministry of Health, Labor and Welfare accepted for review the Japanese New Drug Application (NDA) for aducanumab.
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
Business Update Regarding COVID-19
The COVID-19 pandemic continues to present a substantial public health and economic challenge around the world. The length of time and full extent to which the COVID-19 pandemic directly or indirectly impacts our business, results of operations and financial condition, including sales, expenses, reserves and allowances, the supply chain, manufacturing, clinical trials, research and development costs and employee-related costs, depends on future developments that are highly uncertain, subject to change and are difficult to predict, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain or treat COVID-19 as well as the economic impact on local, regional, national and international customers and markets.
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
Factors such as the COVID-19 pandemic, adverse weather events, labor or raw material shortages and other supply chain disruptions could result in product shortages or other difficulties and delays in manufacturing our products.
For additional information on the various risks posed by the COVID-19 pandemic, please read Item 3. Quantitative and Qualitative Disclosures About Market Risk and Item 1A. Risk Factors included in this report.

Financial Highlights
Diluted earnings per share attributable to Biogen Inc. was $2.22 for the three months ended September 30, 2021, representing a decrease of 50.2% compared to $4.46 in the same period in 2020.
As described below under Results of Operations, our net income and diluted earnings per share attributable to Biogen Inc. for the three months ended September 30, 2021, compared to the three months ended September 30, 2020, reflects the following:
Revenue
•Total revenue was $2,778.9 million for the third quarter of 2021, representing a $597.2 million, or 17.7%, decrease compared to $3,376.1 million in the same period in 2020.
•Product revenue, net totaled $2,205.7 million for the third quarter of 2021, representing a $484.6 million, or 18.0%, decrease compared to $2,690.3 million in the same period in 2020. This decrease was primarily due to a $428.9 million, or 21.6%, decrease in MS product revenue as well as a $50.3 million, or 10.2%, decrease in SPINRAZA product revenue.
◦The decrease in MS product revenue was primarily due to a decrease in U.S. TECFIDERA demand as a result of multiple TECFIDERA generic entrants in the U.S. market.
◦The decrease in SPINRAZA revenue was primarily due to a decrease in demand as a result of increased competition in the U.S.
•Revenue from anti-CD20 therapeutic programs totaled $415.4 million for the third quarter of 2021, representing a $144.7 million, or 25.8%, decrease compared to $560.1 million in the same period in 2020. This decrease was primarily due to a $136.2 million, or 51.7%, decrease in RITUXAN revenue. Sales of RITUXAN have been adversely affected by the onset of biosimilars competition.
•Other revenue totaled $157.8 million for the third quarter of 2021, representing a 25.5% increase from $125.7 million in the same period in 2020.
Expense
•Total cost and expense was $1,984.9 million for the third quarter of 2021, representing a $304.8 million, or 13.3%, decrease compared to $2,289.7 million in the same period in
2020. This decrease was primarily due to a $438.5 million decrease in research and development expense.
◦The decrease in research development expense for the third quarter of 2021 was primarily due to $601.3 million in upfront payments recognized in connection with our collaboration with Denali Therapeutics Inc. (Denali) in the third quarter of 2020.
As described below under Financial Condition, Liquidity and Capital Resources:
•We generated $2,801.6 million of net cash flows from operations for the nine months ended September 30, 2021.
•Cash, cash equivalents and marketable securities totaled approximately $3,923.4 million as of September 30, 2021.
•We repurchased and retired approximately 2.2 million shares of our common stock at a cost of approximately $750.0 million during the third quarter of 2021 under a program authorized by our Board of Directors in October 2020 to repurchase up to $5.0 billion of our common stock (2020 Share Repurchase Program). Approximately $2.8 billion remained available under our 2020 Share Repurchase Program as of September 30, 2021.

Acquisitions and Collaborative and Other Relationships
InnoCare Pharma Limited
In July 2021 we entered into a license and collaboration agreement with InnoCare Pharma Limited (InnoCare) for orelabrutinib, an oral small molecule Bruton's tyrosine kinase inhibitor for the potential treatment of MS.
For additional information on our proposed collaboration with InnoCare, please read Note 16, Collaborative and Other Relationships, to our condensed consolidated financial statements included in this report.
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
BIIB125 (zuranolone)
In June 2021 we and Sage Therapeutics, Inc. (Sage) announced positive Phase 3 results for BIIB125 (zuranolone) for the potential treatment of major depressive disorder (MDD) and postpartum depression (PPD). In October 2021 we and Sage announced our plan to submit an NDA to the FDA for zuranolone in the second half of 2022, with rolling submission expected to start in early 2022. The planned initial submission package will seek approval of zuranolone for MDD, and an additional filing for PPD is anticipated in the first half of 2023.
For additional information on our collaboration arrangement with Sage, please read Note 16, Collaborative and Other Relationships, to our condensed consolidated financial statements included in this report.
Lecanemab (BAN2401)
In June 2021 the FDA granted Breakthrough Therapy designation for lecanemab, an anti-amyloid antibody for the potential treatment of Alzheimer's disease, which we are developing in collaboration with Eisai. In September 2021 Eisai initiated a rolling submission to the FDA of a Biologics License Application (BLA) for lecanemab. The BLA is being submitted under the accelerated approval pathway and is primarily based on clinical, biomarker and safety data from the Phase 2b clinical trial in people with early Alzheimer's disease and confirmed amyloid pathology.
BYOOVIZ (ranibizumab-nuna)
In September 2021 we and Samsung Bioepis announced that the FDA has approved BYOOVIZ (ranibizumab-nuna), a biosimilar referencing LUCENTIS for the treatment of neovascular (wet) age-related macular degeneration, macular edema following retinal vein occlusion, and myopic choroidal neovascularization. In addition to the U.S. approval, BYOOVIZ was approved in Europe in August 2021.
BIIB067 (tofersen)
In October 2021 we announced topline results from our pivotal Phase 3 VALOR study of BIIB067 (tofersen), an investigational antisense drug being evaluated for people with superoxide dismutase 1 (SOD1) amyotrophic lateral sclerosis (ALS), indicating that the primary endpoint was not met. We are engaging with regulators and other key stakeholders to determine potential next steps.

Results of Operations
Revenue
Revenue is summarized as follows:

	For the Three Months Ended September 30,
(In millions, except percentages)	2021		2020		$ Change	% Change
Product revenue, net:
United States	$973.5	35.0%	$1,498.2	44.4%	$(524.7)	(35.0)%
Rest of world	1,232.2	44.4	1,192.1	35.3	40.1	3.4
Total product revenue, net	2,205.7	79.4	2,690.3	79.7	(484.6)	(18.0)
Revenue from anti-CD20 therapeutic programs	415.4	14.9	560.1	16.6	(144.7)	(25.8)
Other revenue	157.8	5.7	125.7	3.7	32.1	25.5
Total revenue	$2,778.9	100.0%	$3,376.1	100.0%	$(597.2)	(17.7)%

	For the Nine Months Ended September 30,
(In millions, except percentages)	2021		2020		$ Change	% Change
Product revenue, net:
United States	$2,850.7	34.6%	$4,803.1	45.3%	$(1,952.4)	(40.6)%
Rest of world	3,802.7	46.1	3,587.5	33.9	215.2	6.0
Total product revenue, net	6,653.4	80.7	8,390.6	79.2	(1,737.2)	(20.7)
Revenue from anti-CD20 therapeutic programs	1,244.4	15.1	1,558.8	14.7	(314.4)	(20.2)
Other revenue	350.1	4.2	642.6	6.1	(292.5)	(45.5)
Total revenue	$8,247.9	100.0%	$10,592.0	100.0%	$(2,344.1)	(22.1)%
Product Revenue
Product revenue is summarized as follows:

	For the Three Months Ended September 30,
(In millions, except percentages)	2021		2020		$ Change	% Change
Multiple Sclerosis:
Fumarate*	$619.5	28.1%	$967.5	36.0%	$(348.0)	(36.0)%
Interferon**	387.5	17.6	474.1	17.6	(86.6)	(18.3)
TYSABRI	522.8	23.7	516.5	19.2	6.3	1.2
FAMPYRA	26.2	1.2	26.8	1.0	(0.6)	(2.2)
Subtotal: MS product revenue	1,556.0	70.5	1,984.9	73.8	(428.9)	(21.6)

Spinal Muscular Atrophy:
SPINRAZA	444.1	20.1	494.4	18.4	(50.3)	(10.2)

Alzheimer's disease:
ADUHELM***	0.3	—	—	—	0.3	nm

Biosimilars:
BENEPALI	120.8	5.5	124.2	4.6	(3.4)	(2.7)
IMRALDI	57.4	2.6	56.2	2.1	1.2	2.1
FLIXABI	24.6	1.1	27.5	1.0	(2.9)	(10.5)
Subtotal: Biosimilar product revenue	202.8	9.2	207.9	7.7	(5.1)	(2.5)

Other:
FUMADERM	2.5	0.1	3.1	0.1	(0.6)	(19.4)
Total product revenue, net	$2,205.7	100.0%	$2,690.3	100.0%	$(484.6)	(18.0)%

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
nm Not meaningful

	For the Nine Months Ended September 30,
(In millions, except percentages)	2021		2020		$ Change	% Change
Multiple Sclerosis:
Fumarate*	$1,750.9	26.3%	$3,258.6	38.9%	$(1,507.7)	(46.3)%
Interferon**	1,188.4	17.9	1,421.5	17.0	(233.1)	(16.4)
TYSABRI	1,550.4	23.3	1,470.9	17.5	79.5	5.4
FAMPYRA	78.8	1.2	78.1	0.9	0.7	0.9
Subtotal: MS product revenue	4,568.5	68.7	6,229.1	74.3	(1,660.6)	(26.7)

Spinal Muscular Atrophy:
SPINRAZA	1,464.4	22.1	1,554.0	18.5	(89.6)	(5.8)

Alzheimer's disease:
ADUHELM***	2.0	—	—	—	2.0	nm

Biosimilars:
BENEPALI	363.9	5.5	363.9	4.3	—	—
IMRALDI	170.9	2.6	162.6	1.9	8.3	5.1
FLIXABI	75.4	1.1	71.8	0.9	3.6	5.0
Subtotal: Biosimilar product revenue	610.2	9.2	598.3	7.1	11.9	2.0

Other:
FUMADERM	8.3	0.1	9.2	0.1	(0.9)	(9.8)

Total product revenue, net	$6,653.4	100.0%	$8,390.6	100.0%	$(1,737.2)	(20.7)%

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
For the three and nine months ended September 30, 2021, compared to the same periods in 2020, the decreases of 56% and 66%, respectively, in U.S. Fumarate revenue were primarily due to a decrease in TECFIDERA demand as a result of multiple TECFIDERA generic entrants in the U.S. market. The decrease was partially offset by an increase in VUMERITY sales volume.
For the three and nine months ended September 30, 2021, compared to the same periods in 2020, the increases of 13% and 8%, respectively, in rest of world Fumarate revenue were primarily due to increases in TECFIDERA sales volumes of 10% and 7%, respectively.
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

Interferon
For the three and nine months ended September 30, 2021, compared to the same periods in 2020, the decreases of 23% and 22%, respectively, in U.S. Interferon revenue were primarily due to decreases in Interferon sales volumes of 19% and 19%, respectively. The net declines in sales volumes reflect the continued decline of the Interferon market as patients transition to other higher efficacy and oral MS therapies.
For the three and nine months ended September 30, 2021, compared to the same periods in 2020, the decreases of 8% and 4%, respectively, in rest of world Interferon revenue were primarily due to decreases in Interferon sales volumes of 11% and 5%, respectively.
We expect that Interferon revenue will continue to decline in both the U.S. and rest of world markets in 2021, compared to 2020, as a result of increasing competition from our other MS products as well as other treatments for MS, including biosimilars, and pricing reductions in certain European markets.
TYSABRI
For the three months ended September 30, 2021, compared to the same period in 2020, the decrease of 8% in U.S. TYSABRI revenue was primarily due to a decrease in sales volume of 13%, partially offset by an increase in pricing.
For the nine months ended September 30, 2021, compared to the same period in 2020, the increase of 3% in U.S. TYSABRI revenue was primarily due to an increase in pricing, partially offset by a decrease in sales volume.
For the three and nine months ended September 30, 2021, compared to the same periods in 2020, the increases of 14% and 8%, respectively, in rest of world TYSABRI revenue were primarily due to favorable volume impacts, partially offset by decreases in pricing.
We anticipate TYSABRI sales volume to modestly increase on a global basis in 2021, compared to 2020, despite increasing competition from additional treatments for MS, including OCREVUS. We expect to continue to face price reductions in certain European markets.

Spinal Muscular Atrophy
SPINRAZA
For the three and nine months ended September 30, 2021, compared to the same periods in 2020, the decreases of 23% and 30%, respectively, in U.S. SPINRAZA revenue were primarily due to decreases in sales volumes resulting from increased competition.
For the three months ended September 30, 2021, compared to the same period in 2020, the decrease of 2% in rest of world SPINRAZA revenue was primarily due to a decrease in sales volume resulting from increased competition as well as a decrease in pricing.
For the nine months ended September 30, 2021, compared to the same period in 2020, the increase of 11% in rest of world SPINRAZA revenue was primarily due to an increase in sales volume of 10% due in part to the timing of shipments in developing markets and increases in patients. The increase was also due to the favorable impact of foreign currency exchange of 4%.
In 2021 we expect that SPINRAZA revenue will be subject to increased competition resulting in higher discontinuations and a lower rate of new patient starts combined with the impact of loading dose dynamics, as patients transition to dosing once every four months, and lower prices in certain rest of world countries.
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
Alzheimer's Disease
ADUHELM
In June 2021 the FDA granted accelerated approval of ADUHELM, which became commercially available in the U.S. during the second quarter of 2021. For the three and nine months ended September 30, 2021, U.S. ADUHELM revenue was approximately $0.3 million and $2.0 million, respectively.
In 2021 we expect minimal sales of ADUHELM in the U.S.
For additional information on our collaboration arrangements with Eisai, please read Note 16, Collaborative and Other Relationships, to our condensed consolidated financial statements included in this report.
Biosimilars
BENEPALI, IMRALDI and FLIXABI
For the three months ended September 30, 2021, compared to the same period in 2020, the decrease of 2% in biosimilar revenue was primarily due to decreases in pricing, partially offset by the favorable impact of higher volumes.
For the nine months ended September 30, 2021, compared to the same period in 2020, the increase of 2% in biosimilar revenue was primarily due to the favorable impact of higher volumes and foreign currency exchange, partially offset by decreases in pricing.

In 2021 we expect revenue for our biosimilars business to be flat as compared to 2020. We expect to continue to face price reductions in certain European countries.
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
Biogen’s Share of Pre-tax Profits in the U.S. for RITUXAN and GAZYVA
The following tables provide a summary of amounts comprising our share of pre-tax profits in the U.S. for RITUXAN and GAZYVA:

	For the Three Months Ended September 30,
(In millions)	2021	2020
Product revenue, net	$457.0	$814.4
Cost and expense	70.8	81.1
Pre-tax profits in the U.S.	386.2	733.3
Biogen's share of pre-tax profits	$145.8	$275.0

	For the Nine Months Ended September 30,
(In millions)	2021	2020
Product revenue, net	$1,562.5	$2,700.5
Cost and expense	222.9	350.0
Pre-tax profits in the U.S.	1,339.6	2,350.5
Biogen's share of pre-tax profits	$498.7	$873.8
For the three and nine months ended September 30, 2021, compared to the same periods in 2020, the decreases in U.S. product revenue, net were primarily due to decreases in sales volumes of RITUXAN in the U.S. of 43.3% and 41.0%, respectively, primarily due to the onset of competition from multiple biosimilar products.
For the three and nine months ended September 30, 2021, compared to the same periods in 2020, product revenue, net also reflected increases in GAZYVA sales volume of 5.1% and 10.5%, respectively.
For the three and nine months ended September 30, 2021, compared to the same periods in 2020, the decreases in collaboration costs and expense were primarily due to lower cost of sales on RITUXAN.
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
For the nine months ended September 30, 2021, compared to the same period in 2020, the increase in other revenue from anti-CD20 therapeutic programs was primarily due to sales growth of OCREVUS. Royalty revenue recognized on sales of OCREVUS for the three and nine months ended September 30, 2021, totaled $264.2 million and $730.5 million, respectively, compared to $272.5 million and $643.0 million, respectively, in the prior year comparative periods.
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
Other Revenue
Other revenue is summarized as follows:

	For the Three Months Ended September 30,
(In millions, except percentages)	2021		2020		% Change	$ Change
Revenue from collaborative and other relationships	$6.3	4.0%	$5.4	4.3%	16.7%	$0.9
Other royalty and corporate revenue	151.5	96.0	120.3	95.7	25.9	31.2
Total other revenue	$157.8	100.0%	$125.7	100.0%	25.5%	$32.1

	For the Nine Months Ended September 30,
(In millions, except percentages)	2021		2020		% Change	$ Change
Revenue from collaborative and other relationships	$15.7	4.5%	$14.3	2.2%	9.8%	$1.4
Other royalty and corporate revenue	334.4	95.5	628.3	97.8	(46.8)	(293.9)
Total other revenue	$350.1	100.0%	$642.6	100.0%	(45.5)%	$(292.5)

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
Other Royalty and Corporate Revenue

For the Three and Nine Months Ended
September 30, 2021 and 2020
(In millions)
$151.5
$143.8
$7.7
$120.3
$110.0
$10.3
$334.4
$314.1
$20.3
$628.3
$599.5
$28.8
Q3 '21
Q3 '20
YTD '21
YTD '20
Royalty
Other corporate

We receive royalties from net sales on products related to patents that we have out-licensed and we record other corporate revenue primarily from amounts earned under contract manufacturing agreements.
For the three months ended September 30, 2021, compared to the same period in 2020, the increase in other corporate revenue was primarily due to higher revenue related to contract manufacturing agreements.
For the nine months ended September 30, 2021, compared to the same period in 2020, the decrease in other corporate revenue was primarily due to higher contract manufacturing revenue during the second quarter of 2020, resulting from $329.4 million in revenue related to the delivery of a license for certain of our manufacturing-related intellectual property to a contract manufacturing customer.
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
Reserves for discounts, contractual adjustments and returns that reduced gross product revenue are summarized as follows:

For the Three and Nine Months Ended
September 30, 2021 and 2020
(In millions)
$841.2
$1.6
$658.8
$180.8
$1,034.2
$6.0
$825.8
$202.4
$2,752.4
$10.6
$2,184.3
$557.5
$3,029.5
$16.6
$2,424.3
$588.6
Q3 '21
Q3 '20
YTD '21
YTD '20
Discounts
Contractual adjustments
Returns

For the three and nine months ended September 30, 2021, reserves for discounts and allowances as a percentage of gross product revenue were 26.5% and 27.9%, respectively, compared to 27.3% and 26.3%, respectively, in the prior year comparative periods.
Discounts
Discounts include trade term discounts and wholesaler incentives.
For the three and nine months ended September 30, 2021, compared to the same periods in 2020, the decreases in discounts were primarily driven by a decrease in gross sales.
Contractual Adjustments
Contractual adjustments primarily relate to Medicaid and managed care rebates, pharmacy rebates, co-payment (copay) assistance, Veterans Administration, 340B discounts, specialty pharmacy program fees and other government rebates or applicable allowances.
For the three and nine months ended September 30, 2021, compared to the same periods in 2020, the decreases in contractual adjustments were primarily caused by lower TECFIDERA sales in the U.S., resulting in lower Medicaid and managed care rebates, partially offset by pharmacy rebates.

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
For the three and nine months ended September 30, 2021, compared to the same periods in 2020, return reserves were relatively consistent.
For additional information on our revenue reserves, please read Note 3, Revenue, to our condensed consolidated financial statements included in this report.
Cost and Expense
A summary of total cost and expense is as follows:

	For the Three Months Ended September 30,
(In millions, except percentages)	2021	2020	% Change	$ Change
Cost of sales, excluding amortization and impairment of acquired intangible assets	$511.8	$449.1	14.0%	$62.7
Research and development	702.4	1,140.9	(38.4)	(438.5)
Selling, general and administrative	654.1	573.1	14.1	81.0
Amortization and impairment of acquired intangible assets	111.0	82.6	34.4	28.4
Collaboration profit sharing	21.2	73.0	(71.0)	(51.8)
(Gain) loss on fair value remeasurement of contingent consideration	(15.6)	(29.0)	(46.2)	13.4
Acquired in-process research and development	—	—	nm	—
Total cost and expense	$1,984.9	$2,289.7	(13.3)%	$(304.8)

	For the Nine Months Ended September 30,
(In millions, except percentages)	2021	2020	% Change	$ Change
Cost of sales, excluding amortization and impairment of acquired intangible assets	$1,449.6	$1,314.6	10.3%	$135.0
Research and development	1,801.7	2,264.8	(20.4)	(463.1)
Selling, general and administrative	1,886.4	1,698.3	11.1	188.1
Amortization and impairment of acquired intangible assets	813.2	215.6	277.2	597.6
Collaboration profit sharing	74.5	166.5	(55.3)	(92.0)
(Gain) loss on fair value remeasurement of contingent consideration	(49.1)	(23.5)	108.9	(25.6)
Acquired in-process research and development	18.0	75.0	(76.0)	(57.0)
Total cost and expense	$5,994.3	$5,711.3	5.0%	$283.0

nm Not meaningful

Cost of Sales, Excluding Amortization and Impairment of Acquired Intangible Assets
Product Cost of Sales
For the three and nine months ended September 30, 2021, compared to the same periods in 2020, the increases in product cost of sales were primarily due to product mix and higher cost of sales associated with contract manufacturing agreements.
Royalty Cost of Sales
For the three and nine months ended September 30, 2021, compared to the same periods in 2020, the increases in royalty cost of sales were primarily due to higher royalties payable on higher sales of TYSABRI and VUMERITY.
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
For the three and nine months ended September 30, 2021, compared to the same periods in 2020, the decreases in research and development expense were primarily due to $601.3 million in upfront payments recognized upon the closing of our collaboration with Denali in the third quarter of 2020, partially offset by a $125.0 million upfront payment recognized upon closing of our collaboration with InnoCare in the third quarter of 2021, the development of zuranolone for the potential treatment of MDD and PPD, the development of BIIB124 (SAGE-324) for the potential treatment of essential tremor, which we are developing in collaboration with Sage, and closeout costs associated with BIIB111 (timrepigene emparvovec) and BIIB112 (cotoretigene toliparvovec).
Early Stage Programs
For the three and nine months ended September 30, 2021, compared to the same periods in 2020, the decreases in spending related to our early stage programs were primarily due to decreases in costs associated with:
•the discontinuation of opicinumab (anti-LINGO) in MS;
•the discontinuation of BIIB054 (cinpanemab) in Parkinson's disease and the discontinuation of gosuranemab (BIIB092) in Alzheimer's disease;
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
•an increase in spending in the development of BIIB122 (DNL151) for the potential treatment of Parkinson's disease, which we are developing in collaboration with Denali;
•close out costs related to the discontinuation of gosuranemab (BIIB092) in Alzheimer's disease;
•an increase in spending in the development of BIIB135 (Orelabrutinib) for the potential treatment of MS; and
•closeout costs related to BIIB112.
Late Stage Programs
For the three and nine months ended September 30, 2021, compared to the same periods in 2020, the increases in spending associated with our late stage programs were primarily due to:
•an increase in spending in the development of zuranolone for the potential treatment of MDD and PPD;
•the advancement of dapirolizumab pegol for the potential treatment of SLE into late stage;
•the advancement of BIIB059 for the potential treatment of SLE into late stage;
•an increase in spending related to lecanemab; and
•closeout costs related to BIIB111.
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
Selling, General and Administrative
For the three and nine months ended September 30, 2021, compared to the same periods in 2020, selling, general and administrative expense increased 14.1% and 11.1%, respectively, primarily due to increases in personnel in support of the launch of ADUHELM in the U.S. Beginning in the second quarter of 2021, reimbursement from Eisai for its share of U.S. ADUHELM selling, general and administrative expense is reflected within collaboration profit sharing.

Amortization and Impairment of Acquired Intangible Assets
Our amortization expense is based on the economic consumption and impairment of intangible assets. Our most significant amortizable intangible assets are related to our TYSABRI, AVONEX, SPINRAZA, VUMERITY and TECFIDERA (rest of world)

products and other programs acquired through business combinations.
For the three and nine months ended September 30, 2021, amortization and impairment of acquired intangible assets reflects charges of $15.0 million and $365.0 million, respectively, related to BIIB111 for the potential treatment of choroideremia, and charges of $28.4 million and $220.0 million, respectively, related to BIIB112 for the potential treatment of X-linked retinitis pigmentosa.
For the nine months ended September 30, 2021, amortization and impairment of acquired intangible assets reflects the impact of a $44.3 million impairment charge related to vixotrigine (BIIB074) for the potential treatment of trigeminal neuralgia (TGN).
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
Vixotrigine
In the periods since we acquired vixotrigine, there have been numerous delays in the initiation of Phase 3 studies for the potential treatment of TGN and for the potential treatment of diabetic painful neuropathy (DPN), another form of neuropathic pain. We have engaged with the FDA regarding the design of the Phase 3 studies of vixotrigine for the potential treatment of TGN and DPN and are now performing an additional clinical trial of vixotrigine.
The performance of this additional clinical trial delayed the initiation of the Phase 3 studies of vixotrigine for the potential treatment of TGN, and, as a result, we recognized an impairment charge of $44.3 million related to vixotrigine for the potential treatment of TGN during the first quarter of 2021. As of September 30, 2021, the carrying value associated with the remaining vixotrigine IPR&D asset for DPN was $132.0 million.
BIIB111 and BIIB112
During the fourth quarter of 2020 we recognized an impairment charge of $115.0 million related to BIIB111 as a result of third-party manufacturing delays that impacted the timing and increased the costs associated with advancing BIIB111 through Phase 3 development.
During the second quarter of 2021 we announced that our Phase 3 STAR study of BIIB111 and our Phase 2/3 XIRIUS study of BIIB112 did not meet their primary endpoints. In the third quarter of 2021 we suspended further development on these programs based on the decision by management as part of its strategic review process. For the three and nine months ended September 30, 2021, we recorded impairment charges of $15.0 million and $365.0 million, respectively, related to BIIB111, and charges of $28.4 million and $220.0 million, respectively, related to BIIB112. As a result, the remaining book values associated with these programs were reduced to zero.
In addition, for the three months ended September 30, 2021, as a result of our decision to suspend further development of BIIB111 and BIIB112, we recorded charges of approximately $39.1 million related to our manufacturing arrangements and other costs that we expect to incur as a result of suspending these programs.
Collaboration Profit Sharing
Collaboration profit sharing primarily includes Samsung Bioepis' 50.0% share of the profit or loss related to our biosimilars commercial agreement with Samsung Bioepis and, beginning in the second quarter of 2021, Eisai's 45.0% share of income and expenses in the U.S. related to the ADUHELM Collaboration Agreement.
For the three and nine months ended September 30, 2021, we recognized net profit-sharing expense of $71.8 million and $210.2 million, respectively, to reflect Samsung Bioepis' 50.0% sharing of the net collaboration profits compared to a net profit sharing expense of $72.9 million and $200.1 million, respectively, in the prior year comparative periods.
For the three and nine months ended September 30, 2021, we recognized net profit-sharing income of $50.6 million and $90.7 million, respectively, to reflect Eisai's 45.0% share of loss related to the ADUHELM Collaboration Agreement. For the nine months ended September 30, 2021, we also recognized net profit-sharing income of $45.0 million to reflect Eisai's 45.0% share of the $100.0 million milestone payment made to Neurimmune related to the launch of ADUHELM in the U.S.
For the nine months ended September 30, 2020, we also recognized net profit-sharing income of $33.8 million to reflect Eisai's 45.0% share of the $75.0 million milestone payment made to Neurimmune related to the submission of the BLA for the approval of ADUHELM to the FDA.
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
For the three and nine months ended September 30, 2021, the decrease in the fair value of our contingent consideration obligations was primarily due to reductions in the probability of technical and regulatory success and delays in the expected timing of the achievement of certain remaining developmental milestones related to our vixotrigine programs.

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
Other Income (Expense), Net
For the three months ended September 30, 2021, compared to the same period in 2020, the change in other income (expense), net primarily reflects net unrealized losses on our holdings in equity securities.
For the nine months ended September 30, 2021, compared to the same period in 2020, the change in other income (expense), net primarily reflects net unrealized losses on our holdings in equity securities.
For the three months ended September 30, 2021, net unrealized losses and realized gains on our holdings in equity securities were approximately $426.9 million and $2.7 million, respectively, compared to net unrealized losses and realized gains (losses) of $82.3 million and zero, respectively, in the prior year comparative period. The net unrealized losses recognized during the three months ended September 30, 2021, primarily reflect decreases in the aggregate fair value of our investments in Denali, Ionis, Sage and Sangamo common stock of approximately $424.3 million.
For the nine months ended September 30, 2021, net unrealized losses and realized gains on our holdings in equity securities were approximately $715.2 million and $9.3 million, respectively, compared to net unrealized losses and realized gains (losses) of $40.3 million and zero, respectively, in the prior year comparative period. The net unrealized losses recognized during the nine months ended September 30, 2021, primarily reflect decreases in the aggregate fair value of our investments in Denali, Ionis, Sage and Sangamo common stock of approximately $709.1 million.
We expect a moderate increase in interest expense for 2021, compared to 2020, primarily due to lower interest being capitalized as a result of assets being placed into service during 2021.

Income Tax (Benefit) Provision

For the Three and Nine Months Ended
September 30, 2021 and 2020
(In millions, except percentages)
$979.0
25.1%
20.9%
$240.8
(8.9)%
$(25.9)
(29.2)%
$(390.7)
Q3 '21
Q3 '20
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
For the three and nine months ended September 30, 2021, compared to the same periods in 2020, the decreases in our effective tax rate, excluding the impact of the Neurimmune deferred tax asset discussed below, were primarily due to the change in the territorial mix of our profitability, which included the adverse effect of generic competition for TECFIDERA in the U.S. market; the tax impacts of the BIIB111 and BIIB112 impairment charges; and the impact of the non-cash tax effects of changes in the value of our equity investments, where we recorded unrealized losses in 2021. The tax effects of this change in value of our equity investments were recorded in the current period, as the changes in value of equity investments cannot be reliably forecasted. Our 2020 effective tax rate also reflected an income tax expense related to the establishment of a valuation allowance against certain deferred tax assets, the realization of which is dependent on future sales of TECFIDERA in the U.S.
In addition, for the nine months ended September 30, 2021, compared to the same period in 2020, the decrease in our effective tax rate was primarily due to a current year deferred tax benefit in Switzerland resulting from the accelerated approval of ADUHELM by the FDA in the U.S. recognized during the second quarter of 2021. We recorded a net deferred tax asset of approximately $500.0 million. The net deferred tax asset is comprised of approximately $875.0 million of gross deferred tax asset, reduced by approximately $375.0 million of unrecognized tax benefit discussed below. The deferred tax benefit relates to Neurimmune's tax basis in ADUHELM, the realization of which is dependent on future sales of ADUHELM and approval of the Swiss cantonal tax authorities, with an equal and offsetting amount assigned to net income (loss) attributable to noncontrolling interests, net of tax in our condensed consolidated statements of income, resulting in a zero net impact to net income attributable to Biogen Inc.
For additional information on our collaboration arrangement with Neurimmune, please read Note 17, Investments in Variable Interest Entities, to our condensed consolidated financial statements included in this report
For additional information on our income taxes please read Note 14, Income Taxes, to our condensed consolidated financial statements included in this report.
Equity in (Income) Loss of Investee, Net of Tax
In February 2012 we entered into a joint venture agreement with Samsung BioLogics establishing an entity, Samsung Bioepis, to develop, manufacture and market biosimilar products.
In June 2018 we exercised our option under our joint venture agreement to increase our ownership percentage in Samsung Bioepis from approximately 5.0% to approximately 49.9%. The share purchase transaction was completed in November 2018. As of September 30, 2021, our ownership percentage remained at approximately 49.9%.
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
For the three and nine months ended September 30, 2021, we recognized net income on our investment of $1.1 million and $17.2 million, respectively, reflecting our share of Samsung Bioepis' operating results and amortization of basis differences, net of tax, compared to net losses on our investment of $13.1 million and $12.7 million, respectively, in the prior year comparative periods.
Net income on our investment for the nine months ended September 30, 2021, reflects a $31.2 million benefit related to the release of a valuation allowance on deferred tax assets associated with Samsung Bioepis. The valuation allowance was released in the second quarter of 2021 based on a consideration of the positive and negative evidence, including the historic earnings of Samsung Bioepis.
For additional information on our collaboration arrangements with Samsung Bioepis, please read Note 16, Collaborative and Other Relationships, to our condensed consolidated financial statements included in this report.

Noncontrolling Interests

For the Three and Nine Months Ended
September 30, 2021 and 2020
(In millions)
600
450
300
150
0
$(11.1)
$2.4
$560.2
$60.2
Q3 '21
Q3 '20
YTD '21
YTD '20

For the nine months ended September 30, 2021, compared to the same period in 2020, the increase is due to the recognition of a current year deferred tax benefit associated with the accelerated approval of ADUHELM by the FDA in the U.S. During the second quarter of 2021, we recorded a net deferred tax asset of approximately $500.0 million related to Neurimmune's tax basis in ADUHELM, the realization of which is dependent on future sales of ADUHELM and approval of the Swiss cantonal tax authorities, with an equal and offsetting amount assigned to net income (loss) attributable to noncontrolling interests, net of tax in our condensed consolidated statements of income, resulting in a zero net impact to net income attributable to Biogen Inc.
For the nine months ended September 30, 2021, compared to the same period in 2020, the change in net income (loss) attributable to noncontrolling interests, net of tax was also due to the $100.0 million milestone payment to Neurimmune related to the launch of ADUHELM in the U.S. during the second quarter of 2021.
For the nine months ended September 30, 2020, net income (loss) attributable to noncontrolling interests, net of tax was primarily related to the $75.0 million milestone payment to Neurimmune related to the submission of the BLA for the approval of ADUHELM to the FDA.
For additional information on our collaboration agreement with Neurimmune, please read Note 17, Investments in Variable Interest Entities, to our condensed consolidated financial statements included in this report.
For additional information on our income taxes please read Note 14, Income Taxes, to our condensed consolidated financial statements included in this report.

Financial Condition, Liquidity and Capital Resources
Our financial condition is summarized as follows:

(In millions, except percentages)	As of September 30, 2021	As of December 31, 2020	Change %
Financial assets:
Cash and cash equivalents	$1,541.8	$1,331.2	15.8%
Marketable securities — current	1,413.3	1,278.9	10.5
Marketable securities — non-current	968.3	772.1	25.4
Total cash, cash equivalents and marketable securities	$3,923.4	$3,382.2	16.0%
Borrowings:
Current portion of notes payable	$998.8	$—	—%
Notes payable	$6,272.3	$7,426.2	(15.5)%
Total borrowings	$7,271.1	$7,426.2	(2.1)%
Working capital:
Current assets	$7,162.3	$6,887.1	4.0%
Current liabilities	(4,211.6)	(3,742.2)	12.5
Total working capital	$2,950.7	$3,144.9	(6.2)%
For the nine months ended September 30, 2021, certain significant cash flows were as follows:
•$2,801.6 million in net cash flow provided by operating activities, which reflected an upfront payment of $125.0 million made in connection with entering into our collaboration with InnoCare and recognized as research and development expense;
•$1,800.0 million used for share repurchases;
•$170.0 million used in connection with our Exchange Offer;
•$206.5 million used for purchases of property, plant and equipment;
•$100.1 million in total net payments of income taxes; and
•$100.0 million milestone payment to Neurimmune.
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

As of September 30, 2021, we had cash, cash equivalents and marketable securities totaling approximately $3.9 billion compared to approximately $3.4 billion as of December 31, 2020. The change in cash, cash equivalents and marketable securities at September 30, 2021, from December 31, 2020, was primarily due to net cash flow provided by operating activities, partially offset by cash used for share repurchases and capital expenditures, cash payments made in connection with our Exchange Offer and a milestone payment made to Neurimmune.
Investments and other assets in our condensed consolidated balance sheets as of September 30, 2021 and December 31, 2020, include the carrying value of our investment in Samsung Bioepis of $586.1 million and $620.2 million, respectively. As Samsung Bioepis is a privately-held entity, our ability to liquidate our investment may be limited and we may realize significantly less than the value of such investment. This investment is also subject to foreign currency exchange fluctuations.
In connection with our collaboration with Sangamo, we purchased approximately 24 million shares of Sangamo common stock in April 2020. As of September 30, 2021 and December 31, 2020, the fair value of this investment was $210.5 million and $333.7 million, respectively.
In connection with our collaboration with Denali, we purchased approximately 13 million shares of Denali common stock in September 2020. As of September 30, 2021 and December 31, 2020, the fair value of this investment was $612.9 million and $935.7 million, respectively.
In connection with our collaboration with Sage, we purchased approximately 6.2 million shares of Sage common stock in December 2020. As of September 30, 2021 and December 31, 2020, the fair value of this investment was $236.9 million and $433.9 million, respectively.
Our investment in Ionis common stock had a fair value of $96.4 million and $249.1 million as of September 30, 2021 and December 31, 2020, respectively. The decrease was partially due to the sale of a portion of our investment in Ionis common stock during the first quarter of 2021.
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
For a summary of the fair and carrying values of our outstanding borrowings as of September 30, 2021 and December 31, 2020, please read Note 6, Fair Value Measurements, to our condensed consolidated financial statements included in this report.
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
Working Capital
Working capital is defined as current assets less current liabilities. Total working capital decreased by $194.2 million, or 6.2%, primarily driven by an increase in current liabilities, partially offset by an increase in current liabilities.
The increase in current liabilities was primarily due to the reclassification of our $1.0 billion aggregate principal amount of 3.625% Senior Notes due September 15, 2022 from long-term to short-term, partially offset by a reduction in accounts payable as well as accrued expense and other, which was primarily related to decreases in the accrual of contingent payments, the accrual for employee compensation and benefits and the fair values of derivative liabilities.
The increase in total current assets was primarily driven by an increase in net cash, cash equivalents and marketable securities, due to $2,801.6 million of cash generated from operations, partially offset by cash used for share repurchases, capital expenditures and a Neurimmune milestone payment as well as cash payments made in conjunction with our Exchange Offer.
Share Repurchase Programs
In October 2020 our Board of Directors authorized our 2020 Share Repurchase Program, which is a program to repurchase up to $5.0 billion of our common stock. Our 2020 Share Repurchase Program does not have an expiration date. All share repurchases under our 2020 Share Repurchase Program will be retired. Under our 2020 Share Repurchase Program, we repurchased and retired approximately 2.2 million and 6.0 million shares of our common stock at a cost of approximately $750.0 million and $1.8 billion during the three and nine months ended September 30, 2021, respectively. Approximately $2.8 billion remained available under our 2020 Share Repurchase Program as of September 30, 2021.
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
Cash Flow
The following table summarizes our cash flow activity:

	For the Nine Months Ended September 30,
(In millions, except percentages)	2021	2020	% Change
Net cash flow provided by operating activities	$2,801.6	$4,596.9	(39.1)%
Net cash flow used in investing activities	(451.0)	(442.2)	(2.0)
Net cash flow used in financing activities	(2,096.0)	(4,871.6)	57.0
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
For the nine months ended September 30, 2021, compared to the same period in 2020, the decrease in net cash flow provided by operating activities was primarily due to lower net income.
Investing Activities
For the nine months ended September 30, 2021, compared to the same period in 2020, the increase in net cash flow used in investing activities was primarily due to higher net proceeds received from the sale of marketable securities in 2020 as compared to the current year, partially offset by higher capital expenditures and acquisitions of IPR&D and other intangible assets in 2020 as well as the upfront payments made to Sangamo and Denali.
Financing Activities
For the nine months ended September 30, 2021, compared to the same period in 2020, the decrease in net cash flow used in financing activities was primarily due to the greater number of shares repurchased in 2020 as compared to the comparative period in 2021, partially offset by cash used in connection with our Exchange Offer and a milestone payment to Neurimmune in 2021.
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
VUMERITY
In October 2019 the FDA approved VUMERITY for the treatment of RMS. Under our agreement with Alkermes Pharma Ireland Limited, a subsidiary of Alkermes plc (Alkermes), we make royalty payments to Alkermes on worldwide net sales of VUMERITY using a royalty rate of 15.0%, which are recorded as cost of sales in our condensed consolidated statements of income.
In October 2019 we entered into a new supply agreement and amended our license and collaboration agreement with Alkermes. We have elected to initiate a technology transfer and, following a transition period, to manufacture VUMERITY or have VUMERITY manufactured by a third party we have engaged in exchange for paying an increased royalty rate to Alkermes on any portion of future worldwide net sales of VUMERITY that is manufactured by us or our designee. For additional information on our collaboration arrangement with Alkermes, please read Note 18, Collaborative and Other Relationships, to our consolidated financial statements included in our 2020 Form 10-K.
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
Contingent Development, Regulatory and Commercial Milestone Payments
Based on our development plans as of September 30, 2021, we could trigger potential future milestone payments to third parties of up to approximately $10.9 billion, including approximately $2.1 billion in development milestones, approximately $1.2 billion in regulatory milestones and approximately $7.6 billion in commercial milestones, as part of our various collaborations, including licensing and development programs. Payments under these agreements generally become due and payable upon achievement of certain development, regulatory or commercial milestones. Because the achievement of these milestones was not considered probable as of September 30, 2021, such contingencies have not been recorded in our financial statements. Amounts related to contingent milestone payments are not considered contractual obligations as they are contingent on the successful achievement of certain development, regulatory or commercial milestones.
If certain clinical and commercial milestones are met, we may pay up to $20.5 million in milestones in 2021 under our current agreements. In addition, if aducanumab receives regulatory approval in the jurisdictions where we have submitted filings, we may pay up to $100.0 million in additional milestones to Neurimmune, which includes $50.0 million if launched in three or more countries in the E.U. and $50.0 million if launched in Japan. Milestones payable to Neurimmune are shared expenses under the ADUHELM Collaboration Agreement.
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
Other Funding Commitments
As of September 30, 2021, we have several ongoing clinical studies in various clinical trial stages. Our most significant clinical trial expenditures are to contract research organizations (CROs). The contracts with CROs are generally cancellable, with notice, at our option. We recorded accrued expense of approximately $47.0 million in our condensed consolidated balance sheet for expenditures incurred by CROs as of September 30, 2021. We have approximately $644.1 million in cancellable future commitments based on existing CRO contracts as of September 30, 2021.
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
Tax Related Obligations
We exclude liabilities pertaining to uncertain tax positions from our summary of contractual obligations as we cannot make a reliable estimate of the period of cash settlement with the respective taxing authorities. As of September 30, 2021, we have approximately $102.4 million of liabilities associated with uncertain tax positions.
As of September 30, 2021 and December 31, 2020, we have accrued income tax liabilities of approximately $633.0 million and $697.0 million, respectively, under a one-time mandatory deemed repatriation tax on accumulated foreign subsidiaries' previously untaxed foreign earnings (the Transition Toll Tax). Of the amounts accrued as of September 30, 2021, approximately $72.7 million is expected to be paid within one year. The Transition Toll Tax will be paid in installments over an eight-year period, which started in 2018, and will not accrue interest.
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
During the second quarter of 2018 the International Practices Task Force of the Center for Audit Quality categorized Argentina as a country with a projected three-year cumulative inflation rate greater than 100.0%, which indicated that Argentina's economy is highly inflationary. This categorization did not have a material impact on our results of operations or financial position as of September 30, 2021, and is not expected to have a material impact on our results of operations or financial position in the future.
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
The following quantitative information includes the impact of currency movements on forward contracts used in our revenue, operating expense and balance sheet hedging programs. As of September 30, 2021 and December 31, 2020, a hypothetical adverse 10.0% movement in foreign currency exchange rates compared to the U.S. dollar across all maturities would result in a hypothetical decrease in the fair value of forward contracts of approximately $344.1 million and $458.2 million, respectively. The estimated fair value change was determined by measuring the impact of the hypothetical exchange rate movement on outstanding forward contracts. Our use of this methodology to quantify the market risk of such instruments is subject to assumptions and actual impact could be significantly different. The quantitative information about market risk is limited because it does not take into account all foreign currency operating transactions.
Net Investment Hedge Program
Our net investment hedging program is designed to mitigate currency fluctuations between the U.S. dollar and the South Korean won as a result of our approximately 49.9% ownership interest in Samsung Bioepis. We entered into foreign currency forward contracts to manage the foreign currency risk with our forward contracts used to hedge changes in the spot rate over the next one month. As of September 30, 2021 and December 31, 2020, a hypothetical adverse 10.0% movement would result in a hypothetical decrease in fair value of approximately $52.4 million and $56.9 million, respectively. The estimated fair value was determined by measuring the impact of the hypothetical spot rate movement on outstanding forward contracts.
Interest Rate Risk
Our investment portfolio includes cash equivalents and short-term investments. The fair value of our marketable securities is subject to change as a result of potential changes in market interest rates. The potential change in fair value for interest rate sensitive instruments has been assessed on a hypothetical 100 basis point adverse movement across all maturities. As of September 30, 2021 and December 31, 2020, we estimate that such hypothetical 100 basis point adverse movement would result in a hypothetical loss in fair value of approximately $15.0 million and $13.2 million, respectively, to our interest rate sensitive instruments. The fair values of our investments were determined using third-party pricing services or other market observable data.
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
We believe that our allowance for doubtful accounts was adequate as of September 30, 2021 and December 31, 2020. However, if significant changes occur in the availability of government funding or the reimbursement practices of these or other governments, we may not be able to collect on amounts due to us from customers in such countries and our results of operations could be adversely affected.
Item 4.    Controls and Procedures
Disclosure Controls and Procedures and Internal Control over Financial Reporting
Controls and Procedures
We have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of September 30, 2021. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that:
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II — OTHER INFORMATION
Item 1.    Legal Proceedings
For a discussion of legal proceedings as of September 30, 2021, please read Note 18, Litigation, to our condensed consolidated financial statements included in this report, which is incorporated into this item by reference.
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
Positive results in a clinical trial may not be replicated in subsequent or confirmatory trials. Additionally, success in preclinical work or early stage clinical trials does not ensure that later stage or larger scale clinical trials will be successful or that regulatory approval will be obtained. Even if later stage clinical trials are successful, regulatory authorities may delay or decline approval of our product candidates. Regulatory authorities may disagree with our view of the data, require additional studies or disagree with our trial design or endpoints. Regulatory authorities may also fail to approve the facilities or processes used to manufacture a product candidate, our dosing or delivery methods or companion devices. Regulatory authorities may grant marketing approval that is more restricted than anticipated, including limiting indications to narrow patient populations and the imposition of safety monitoring, educational requirements, requiring confirmatory trials and risk evaluation and mitigation strategies. The occurrence of any of these events could result in significant costs and expense, have an adverse effect on our business, financial condition and results of operations and/or cause our stock price to decline or experience periods of volatility.
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
We are increasingly dependent upon technology systems and data to operate our business. Further, the COVID-19 pandemic has caused us to modify our business practices, including changing the requirement that most of our office-based employees in the U.S. and our other key markets work from the office. As a result, we are increasingly dependent upon our technology systems to operate our business and our ability to effectively manage our business depends on the security, reliability and adequacy of our technology systems and data, which includes use of cloud technologies, including Software as a Service (SaaS), Platform as a Service (PaaS) and Infrastructure as a Service (IaaS). A breakdown, invasion, corruption, destruction or breach of our technology systems, including our cloud technologies, and/or unauthorized access to our data and information could subject us to liability or negatively impact the operation of our business. Our technology systems, including our cloud technologies, continue to increase in multitude and complexity, making them potentially vulnerable to breakdown, malicious intrusion and random attack. Data privacy or security breaches also pose a risk that sensitive data, including intellectual property, trade secrets or personal information belonging to us, patients, customers or other business partners, may be exposed to unauthorized persons or to the public.
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
Management and other personnel changes may disrupt our operations, and we may have difficulty retaining personnel or attracting and retaining qualified replacements on a timely basis for the management and other personnel who may leave the Company.
Changes in management, other personnel and our overall retention rate may disrupt our business, and any such disruption could adversely affect our operations, programs, growth, financial condition or results of operations. New members of management may have different perspectives on programs and opportunities for our business, which may cause us to focus on new opportunities or reduce or change emphasis on our existing programs.
Our success is dependent upon our ability to attract and retain qualified management and key personnel in a highly competitive environment. Qualified individuals are in high demand, and we may incur significant costs to attract or retain them. We may face difficulty in attracting and retaining talent for a number of reasons, including management changes, the underperformance or discontinuation of one or more late-stage programs, recruitment by competitors or changes in the overall labor market favoring flexible working arrangements. In addition, additional changes in our flexible working arrangements could impact employees' productivity and morale as well as our ability to attract, retain, and motivate employees. We cannot ensure that we will be able to hire or retain the personnel necessary for our operations or that the loss of any personnel will not have a material impact on our financial condition and results of operations.
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
•the inability to obtain necessary foreign regulatory approvals of products in a timely manner;
•limitations and additional pressures on our ability to obtain and maintain product pricing or receive price increases, including those resulting from governmental or regulatory requirements;
•additional complexity in manufacturing internationally;

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
The process of manufacturing our products is complex, highly regulated and subject to numerous risks, including:
•Risks of Reliance on Third Parties and Single Source Providers. We rely on third-party suppliers and manufacturers for many aspects of our manufacturing process for our products and product candidates. In some cases, due to the unique manner in which our products are manufactured, we rely on single source providers of raw materials and manufacturing supplies. These third parties are independent entities subject to their own unique operational and financial risks that are outside of our control. These third parties may not perform their obligations in a timely and cost-effective manner or in compliance with applicable regulations, and they may be unable or unwilling to increase production capacity commensurate with demand for our existing or future products. Finding alternative providers could take a significant amount of time and involve significant expense due to the specialized nature of the services and the need to obtain regulatory approval of any significant changes to our suppliers or manufacturing methods. We cannot be certain that we could reach agreement with alternative providers or that the FDA or other regulatory authorities would approve our use of such alternatives. Furthermore, factors such as the COVID-19 pandemic, weather events, labor or raw material shortages and other supply chain disruptions could result in difficulties and delays in manufacturing our products, which could have an adverse impact on our results in operations or result in product shortages.
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
The Tax Cuts and Jobs Act of 2017 (2017 Tax Act) resulted in significant changes to the U.S. corporate income tax system. Our estimates concerning the impact of the 2017 Tax Act on our accounting and on our business remain subject to developing interpretations of the provisions of the 2017 Tax Act, which may require further adjustments and changes in our estimates, which could have a material adverse effect on our business, results of operations or financial condition. Further, the current administration could introduce new tax laws or revise or issue new interpretations of the 2017 Tax Act.
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
Changes in flexible working arrangements could impact employee retention, employees’ productivity and morale, strain our technology resources and introduce operational risks. Additionally, the risk of cyber-attacks or other privacy or data security incidents may be heightened as a result of our moving increasingly towards a remote working environment, which may be less secure and more susceptible to hacking attacks.
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
In response to the COVID-19 pandemic, legislation has been enacted aimed at providing emergency assistance and health care for individuals, families and businesses and broadly supporting the U.S. economy. Additional state and federal healthcare reform measures may be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our products or additional pricing pressures and have a financial impact our business that we cannot predict.
While it is not possible at this time to estimate the entirety of the impact that the COVID-19 pandemic will have on our business, operations, employees, customers, suppliers or collaboration partners, continued spread of COVID-19, measures taken by governments, actions taken to protect employees and the broad impact of the pandemic on all business activities may materially and adversely affect our business, supply chain and distribution systems, results of operations and financial condition.
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
We maintain a portfolio of marketable securities for investment of our cash as well as investments in equity securities of certain biotechnology companies. Changes in the value of our investment portfolio could adversely affect our earnings. The value of our investments may decline due to, among other things, increases in interest rates, downgrades of the bonds and other securities in our portfolio, negative company specific news, biotechnology market sentiment, instability in the global financial markets that reduces the liquidity of securities in our portfolio, declines in the value of collateral underlying the securities in our portfolio and other factors. Each of these events may cause us to record charges to reduce the carrying value of our investment portfolio or sell investments for less than our acquisition cost. Although we attempt to mitigate these risks through diversification of our investments and continuous monitoring of our portfolio's overall risk profile, the value of our investments may nevertheless decline.
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
•require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow for other purposes, including business development, research and development and mergers and acquisitions; and
•limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate, thereby placing us at a disadvantage compared to our competitors that have less debt.
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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table summarizes our common stock repurchase activity under our 2020 Share Repurchase Program during the third quarter of 2021:

Period	Total Number of Shares Purchased (#)	Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Programs (#)	Approximate Dollar Value of Shares That May Yet Be Purchased Under Our Programs ($ in millions)
July 2021	—	$—	—	$3,550.0
August 2021	2,100,000	$340.89	2,100,000	$2,834.1
September 2021	99,230	$344.06	99,230	$2,800.0
Total	2,199,230	$341.03
In October 2020 our Board of Directors authorized our 2020 Share Repurchase Program, which is a program to repurchase up to $5.0 billion of our common stock. Our 2020 Share Repurchase Program does not have an expiration date. All share repurchases under our 2020 Share Repurchase Program will be retired. Under our 2020 Share Repurchase Program, we repurchased and retired approximately 2.2 million and 6.0 million shares of our common stock at a cost of approximately $750.0 million and $1.8 billion during the three and nine months ended September 30, 2021, respectively. Approximately $2.8 billion remained available under our 2020 Share Repurchase Program as of September 30, 2021.
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

Item 6.    Exhibits
The exhibits listed below are filed or furnished as part of this Quarterly Report on Form 10-Q.
EXHIBIT INDEX

Exhibit Number	Description of Exhibit
31.1+	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1++	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101++	The following materials from Biogen Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flow, (v) the Condensed Consolidated Statements of Equity and (vi) Notes to Condensed Consolidated Financial Statements.

104++	The cover page from this Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL.

+    Filed herewith

++    Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOGEN INC.

/s/ Michael R. McDonnell
Michael R. McDonnell
Chief Financial Officer
(principal financial officer)
October 20, 2021