Form 10-K
period 2021-12-31
BIOGEN INC.
filed 2022-02-03
CIK 875045

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐       No ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) computed by reference to the price at which the common stock was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $51,264,577,902.
As of February 2, 2022, the registrant had 146,962,793 shares of common stock, $0.0005 par value, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement for our 2022 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

BIOGEN INC.
ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2021

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
•our plans and investments in our portfolio as well as implementation of our corporate strategy;
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
•the direct and indirect impact of the COVID-19 pandemic on our business and operations, including sales, expense, reserves and allowances, the supply chain, manufacturing, cyber-attacks or other privacy or data security incidents, research and development costs, clinical trials and employees;
•the potential impact of healthcare reform in the United States (U.S.) and measures being taken worldwide designed to reduce healthcare costs and limit the overall level of government expenditures, including the impact of pricing actions and reduced reimbursement for our products;
•our manufacturing capacity, use of third-party contract manufacturing organizations, plans and timing relating to changes in our manufacturing capabilities, activities in new or existing manufacturing facilities and the expected timeline for the Solothurn manufacturing facility to begin manufacturing products or product candidates and for the gene therapy manufacturing facility in Research Triangle Park (RTP), North Carolina to be operational;
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
NOTE REGARDING TRADEMARKS
AVONEX®, PLEGRIDY®, RITUXAN®, RITUXAN HYCELA®, SPINRAZA®, TECFIDERA®, TYSABRI® and VUMERITY® are registered trademarks of Biogen.
ADUHELM™, BENEPALI™, BYOOVIZ™, FLIXABI™, FUMADERM™, IMRALDI™ and Healthy Climate Healthy Lives™ are trademarks of Biogen.
ENBREL®, EYLEA®, FAMPYRA™, GAZYVA®, HUMIRA®, LUCENTIS®, OCREVUS®, REMICADE® and other trademarks referenced in this report are the property of their respective owners.

PART I
ITEM 1.     BUSINESS
Overview
Biogen is a global biopharmaceutical company focused on discovering, developing and delivering worldwide innovative therapies for people living with serious neurological and neurodegenerative diseases as well as related therapeutic adjacencies. We have a leading portfolio of medicines to treat multiple sclerosis (MS), have introduced the first approved treatment for spinal muscular atrophy (SMA) and are providing the first and only approved treatment to address a defining pathology of Alzheimer’s disease. We also commercialize biosimilars of advanced biologics and focus on advancing our pipeline in neuroscience and specialized immunology. Lastly, we are focused on accelerating our efforts in digital health to support our commercial and pipeline programs while also creating opportunities for potential digital therapeutics. We support our drug discovery and development efforts through the commitment of significant resources to discovery, research and development programs and business development opportunities.
Our marketed products include TECFIDERA, VUMERITY, AVONEX, PLEGRIDY, TYSABRI and FAMPYRA for the treatment of MS; SPINRAZA for the treatment of SMA; ADUHELM for the treatment of Alzheimer's disease; and FUMADERM for the treatment of severe plaque psoriasis. We have certain business and financial rights with respect to RITUXAN for the treatment of non-Hodgkin's lymphoma, chronic lymphocytic leukemia (CLL) and other conditions; RITUXAN HYCELA for the treatment of non-Hodgkin's lymphoma and CLL; GAZYVA for the treatment of CLL and follicular lymphoma; OCREVUS for the treatment of primary progressive MS (PPMS) and relapsing MS (RMS); and other potential anti-CD20 therapies, including mosunetuzumab, pursuant to our collaboration arrangements with Genentech, Inc. (Genentech), a wholly-owned member of the Roche Group. For additional information on our collaboration arrangements with Genentech, please read Note 18, Collaborative and Other Relationships, to our consolidated financial statements included in this report.
For over two decades we have led in the research and development of new therapies to treat MS, resulting in our leading portfolio of MS treatments. Now our research is focused on developing next generation treatments for MS. We introduced the first approved treatment for SMA and are continuing to pursue research and development for potential advancements in the treatment of SMA. We are also applying our scientific expertise to solve some of the most challenging and complex diseases, including Alzheimer's disease, ALS, Parkinson's disease, major depressive disorder (MDD), postpartum depression (PPD), systemic lupus erythematosus (SLE), cutaneous lupus erythematosus (CLE), cognitive impairment associated with schizophrenia (CIAS), stroke and neuropathic pain.
Our innovative drug development and commercialization activities are complemented by our biosimilar business that expands access to medicines and reduces the cost burden for healthcare systems. Through our agreements with Samsung Bioepis Co., Ltd. (Samsung Bioepis), our joint venture with Samsung BioLogics Co., Ltd. (Samsung BioLogics), we market and sell BENEPALI, an etanercept biosimilar referencing ENBREL, IMRALDI, an adalimumab biosimilar referencing HUMIRA, and FLIXABI, an infliximab biosimilar referencing REMICADE, in certain countries in Europe. We have also secured the exclusive rights to commercialize BYOOVIZ, a ranibizumab biosimilar referencing LUCENTIS, which was approved in the U.S., the European Union (E.U.) and the U.K. during the third quarter of 2021. For additional information on our collaboration arrangements with Samsung Bioepis, please read Note 18, Collaborative and Other Relationships, to our consolidated financial statements included in this report.
Key Business Developments
The following is a summary of key developments affecting our business since the beginning of 2021.
For additional information on our acquisitions, collaborative and other relationships discussed below, please read Note 2, Acquisitions, Note 18, Collaborative and Other Relationships, and Note 19, Investments in Variable Interest Entities, to our consolidated financial statements included in this report.
Acquisitions, Collaborative and Other Relationships
Bio-Thera Solutions
In April 2021 we entered into a commercialization and license agreement to develop, manufacture and commercialize BAT1806, a Phase 3 clinical stage anti-interleukin-6 (IL-6) receptor monoclonal antibody that is a proposed biosimilar referencing ACTEMRA. In connection with this agreement, we made an upfront payment of $30.0 million to Bio-Thera Solutions.

InnoCare Pharma Limited
In August 2021 we closed a collaboration and license agreement with InnoCare Pharma Limited (InnoCare) for orelabrutinib, an oral small molecule Bruton's tyrosine kinase inhibitor for the potential treatment of MS. Orelabrutinib is currently being studied in a multi-country, placebo-controlled Phase 2 trial in relapsing-remitting MS (RRMS). Under the terms of this collaboration, we have exclusive rights to orelabrutinib in the field of MS worldwide and certain autoimmune diseases outside of China (including Hong Kong, Macau and Taiwan), while InnoCare retains exclusive worldwide rights to orelabrutinib in the field of oncology and certain autoimmune diseases in China (including Hong Kong, Macau and Taiwan). In connection with this agreement, we made an upfront payment of $125.0 million to InnoCare.
Mosunetuzumab
In January 2022 we exercised our option with Genentech to participate in the joint development and commercialization of mosunetuzumab, a late-stage bispecific antibody in development for B-cell non-Hodgkin’s lymphoma and other therapeutic areas. In connection with this exercise, we recorded a $30.0 million option exercise fee payable to Genentech in December 2021.
BIIB115 Option Exercise
In December 2021 we exercised our option with Ionis and obtained a worldwide, exclusive, royalty-bearing license to develop and commercialize BIIB115, a preclinical investigational ASO in development for SMA. In connection with this option exercise, we made an opt-in payment of $60.0 million to Ionis.
Samsung Bioepis - Biogen's Joint Venture with Samsung BioLogics
In January 2022 we entered into an agreement to sell to Samsung Biologics our equity in Samsung Bioepis. Under the terms of the proposed transaction, we would receive $1.0 billion in cash at closing and $1.3 billion to be deferred over two payments of $812.5 million due at the first anniversary and $437.5 million due at the second anniversary of the closing of the transaction. We would also be eligible to receive up to an additional $50.0 million upon the achievement of certain commercial milestones.
Closing of the transaction is currently anticipated in mid-2022, contingent on the effectiveness of a securities registration statement filed by Samsung Biologics and satisfaction of certain regulatory and other customary closing conditions.
For additional information on the proposed transaction and our collaboration arrangements with Samsung Bioepis, please read Note 18, Collaborative and Other Relationships, to our consolidated financial statements included in this report.
Other Key Developments
ADUHELM (aducanumab)
In June 2021 the U.S. Food and Drug Administration (FDA) granted accelerated approval of ADUHELM, which we are developing and commercializing in collaboration with Eisai Co., Ltd. (Eisai), based on reduction in amyloid beta plaques observed in patients treated with ADUHELM. As part of the accelerated approval, we will conduct a confirmatory trial to verify the clinical benefit of ADUHELM in patients with Alzheimer’s disease. The FDA may withdraw approval if, among other things, the confirmatory trial fails to verify clinical benefit of ADUHELM, ADUHELM's benefit-risk is no longer positive or we fail to comply with the conditions of the accelerated approval.
In December 2021 the Committee for Medicinal Products for Human Use (CHMP) of the European Medicines Agency (EMA) adopted a negative opinion on the Marketing Authorization Application (MAA) for aducanumab in Europe. We are seeking a re-examination of the opinion by the CHMP.
In January 2022 the Centers for Medicare and Medicaid Services (CMS) released a proposed National Coverage Determination (NCD) decision memorandum stating the proposed NCD would cover FDA approved monoclonal antibodies that target amyloid for the treatment of Alzheimer's disease for people with Medicare only if they are enrolled in qualifying clinical trials. We expect a final Medicare NCD by the second quarter of 2022, which should clarify Medicare reimbursement for the class of antibodies directed against amyloid.

BIIB125 (zuranolone)
In June 2021 we and Sage Therapeutics, Inc. (Sage) announced positive Phase 3 results for BIIB125 (zuranolone) for the potential treatment of MDD and PPD. In October 2021 we and Sage announced our plan to submit a New Drug Application (NDA) to the FDA for zuranolone in the second half of 2022, with rolling submission expected to start in the first half of 2022. The planned initial submission package will seek approval of zuranolone for MDD and an additional filing for PPD is anticipated in the first half of 2023.
Lecanemab (BAN2401)
In June 2021 the FDA granted Breakthrough Therapy designation for lecanemab, an anti-amyloid antibody for the potential treatment of Alzheimer's disease, which we are developing in collaboration with Eisai. In September 2021 Eisai initiated a rolling submission to the FDA of a Biologics License Application (BLA) for lecanemab. The BLA is being submitted under the accelerated approval pathway and is primarily based in clinical, biomarker and safety data from the Phase 2b clinical trial in patients with early Alzheimer's disease and confirmed amyloid pathology.
BYOOVIZ (ranibizumab-nuna)
In September 2021 we announced that the FDA has approved BYOOVIZ (ranibizumab-nuna), a biosimilar referencing LUCENTIS for the treatment of neovascular (wet) age-related macular degeneration, macular edema following retinal vein occlusion and myopic choroidal neovascularization. In addition to the U.S. approval, BYOOVIZ was approved in the E.U. and the U.K. during the third quarter of 2021.
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
North Carolina Gene Therapy Manufacturing Facility
In March 2021 we announced our plans to build a new gene therapy manufacturing facility in RTP, North Carolina to support our gene therapy pipeline across multiple therapeutic areas. The new facility will be approximately 175,000 square feet and is expected to be operational by the end of 2023. Construction for this new facility began during the fourth quarter of 2021.
Solothurn, Switzerland Manufacturing Facility
In May 2021 we announced that a portion of our Solothurn manufacturing facility received a Good Manufacturing Practice (GMP) multi-product license from the Swiss Agency for Therapeutic Products (SWISSMEDIC).
Management Changes
In July 2021 we announced the appointment of Rachid Izzar to the Executive Committee of the Company as well as Head of the Alzheimer's Disease and Dementia Business Unit.
In November 2021 we announced the retirement of Alfred Sandrock and the appointment of Priya Singhal, Head of Global Safety and Regulatory Sciences, as interim Head of Research and Development.
For additional information on our executive officers, please read the subsection entitled "Information about our Executive Officers" included in this report.
Product and Pipeline Developments
Neurology
Multiple Sclerosis and Neuroimmunology
TECFIDERA (dimethyl fumerate)
•In April 2021 China's National Medical Products Administration approved TECFIDERA for the treatment of RMS.

VUMERITY (diroximel fumarate; DRF)
•In November 2021 the European Commission (EC) granted marketing authorization for VUMERITY in the E.U. for the treatment of RRMS.
PLEGRIDY (peginterferon beta-1a)
•In January 2021 the FDA approved a new intramuscular (IM) injection route of administration for PLEGRIDY for the treatment of RRMS.
TYSABRI (natalizumab)
•In April 2021 the EC granted marketing authorization for a new subcutaneous (SC) injection route of administration for TYSABRI for the treatment of RRMS.
•In April 2021, at the 2021 American Academy of Neurology (AAN) Virtual Annual Meeting, we presented new data on quality of life benefits and analyses of extended interval dosing with TYSABRI.
•In August 2021 we announced results from the two-year prospective, randomized, interventional, controlled, open-label Phase 3b NOVA study. NOVA was designed to estimate a potential difference between the efficacy of every six-weeks (Q6W) 300mg intravenous (IV) dosing compared to the efficacy of the approved every four-week (Q4W) dose in people treated with TYSABRI for RRMS.
Alzheimer's Disease and Dementia
ADUHELM (aducanumab)
•In June 2021 the FDA granted accelerated approval for ADUHELM as the first and only Alzheimer's disease treatment to address a defining pathology of the disease by reducing amyloid beta plaques in the brain.
•In July 2021 the FDA approved an updated label for ADUHELM injection 100 mg/mL solution.
•In July 2021, at the Alzheimer's Association International Conference (AAIC), we presented the design for the first real-world observational Phase 4 study of Alzheimer's disease called ICARE AD-US.
•In November 2021, at the 2021 Clinical Trials on Alzheimer's Disease (CTAD) conference, we announced that data from the ADUHELM Phase 3 clinical trials showed a statistically significant correlation between plasma p-tau reduction and less cognitive and functional decline in Alzheimer’s disease. We also presented data from the Phase 3b redosing study, EMBARK, which examined the impact of patients with Alzheimer's disease stopping ADUHELM treatment for an extended period of time before re-initiating treatment.
•In November 2021 we received a negative trend vote on the aducanumab MAA in the E.U.
•In December 2021 the CHMP adopted a negative opinion on the MAA for aducanumab.
•In December 2021 the First Committee on New Drugs (NDC) of the Pharmaceutical Affairs and Food Sanitation Council that advises the Ministry of Health, Labour and Welfare (MHLW) in Japan decided to continue deliberations on the application for the manufacturing and marketing approval of aducanumab for the treatment of Alzheimer's disease.
•In January 2022 the CMS released a proposed NCD decision memorandum, stating the proposed NCD would cover FDA approved monoclonal antibodies that target amyloid for the treatment of Alzheimer's disease for people with Medicare only if they are enrolled in qualifying clinical trials.
BAN2401 (lecanemab)
•In June 2021 the FDA granted Breakthrough Therapy designation for lecanemab for the potential treatment of Alzheimer's disease.
•In July 2021, at the AAIC, Eisai presented results of a longitudinal preliminary assessment of the clinical effects of lecanemab following 18 months of treatment in the open-label extension (OLE) of the Phase 2b proof-of-concept study in subjects with early Alzheimer's disease.
•In September 2021 Eisai initiated a rolling submission to the FDA of a BLA for lecanemab. The BLA is being submitted under the accelerated approval pathway and is primarily based on clinical, biomarker and safety data from the Phase 2b clinical trial (Study 201) in patients with early Alzheimer's disease and confirmed amyloid pathology.
•In November 2021 Eisai presented results of new clinical, biomarker and safety assessments of brain amyloid reduction and five-year clinical status of people living with early Alzheimer's disease from the lecanemab Phase 2b 201 and the OLE studies. The findings were presented and discussed in a late-breaking roundtable session at the 2021 CTAD conference.
•In December 2021 we and Eisai announced that lecanemab was granted Fast Track designation by the FDA.
Neuromuscular Disorders
SPINRAZA (nusinersen)
•In January 2021 the first patient was dosed in the global RESPOND study, which will examine the clinical benefit and assess the safety of SPINRAZA in infants and children with SMA.
•In April 2021, at the AAN 2021 Virtual Annual Meeting, we announced new data from the Phase 2/3 DEVOTE study. Initial findings from the DEVOTE study suggest no new safety concerns and support continued development of a higher dose of SPINRAZA.
•In June 2021, at the virtual Cure SMA Research & Clinical Care Meeting, we announced new data on the long-term efficacy of SPINRAZA.
•In September 2021 we announced plans to initiate a global Phase 3b clinical study, ASCEND. The ASCEND study is designed to evaluate the clinical outcomes and assess the safety of a higher dose of SPINRAZA in children, teens and adults with later-onset SMA following treatment of Evrysdi.
Movement Disorders
SAGE-324 (GABAA receptor PAM)
•In April 2021 we and Sage reported that the Phase 2 KINETIC study evaluating SAGE-324 in the treatment of patients with essential tremor (ET) met its primary endpoint.
Neuropsychiatry
BIIB125 (zuranolone)
•In June 2021 we and Sage announced positive results from the Phase 3 WATERFALL study for zuranolone, an investigational two-week, once-daily therapeutic being evaluated for MDD.
•In October 2021 we and Sage shared positive data from the LANDSCAPE and NEST clinical development program. This study evaluated the efficacy and safety of zuranolone for the treatment of MDD and PPD. The data was presented at the European College of Neuropsychopharmacology Congress.
•In October 2021 we and Sage announced plans to submit a NDA to the FDA for zuranolone for the potential treatment of MDD in the second half of 2022 with rolling submission expected to start in early 2022. Plans also include the submission of a NDA to the FDA for zuranalone for the treatment of PPD, in the first half of 2023.
•In December 2021 we and Sage announced positive data from the 12-month Phase 3 open-label SHORELINE study for zuranolone. The SHORELINE study, part of the LANDSCAPE clinical program, was designed to naturalistically follow adult patients with MDD and evaluate the safety and tolerability of zuranolone as well as the need for repeat dosing for up to one year.
Specialized Immunology
Immunology
BIIB059 (anti-BDCA2) - SLE
•In June 2021 the first patient was dosed in the Phase 3 TOPAZ-1 study of BIIB059 for SLE. The Phase 3 study will evaluate the clinical efficacy and assess the safety of BIIB059 in participants with active SLE.
Neuropathic Pain
BIIB074 (vixotrigine)
•In September 2021 we announced positive results that the Phase 2 CONVEY study of vixotrigine, a non-opioid investigational oral pain drug being evaluated for the treatment of small fiber neuropathy. The CONVEY study 200 mg twice daily arm met its primary endpoint. The CONVEY study 350 mg twice daily arm did not meet its primary endpoint.

Biosimilars
BAT1806
•In April 2021 we entered into a commercialization and license agreement to develop, manufacture and commercialize BAT1806, a Phase 3 clinical stage anti-interleukin-6 (IL-6) receptor monoclonal antibody that is a proposed biosimilar referencing ACTEMRA (tocilizumab).
•In June 2021 we and Bio-Thera Solutions, Ltd. (Bio-Thera) announced positive results that the Phase 3 study of BAT1806, a proposed biosimilar referencing ACTEMRA (tocilizumab), met its primary endpoint.
Samsung Bioepis - Biogen's Joint Venture with Samsung BioLogics
•In June 2021 Samsung Bioepis announced that the CHMP adopted a positive opinion of BYOOVIZ (ranibizumab-nuna), a biosimilar referencing LUCENTIS, and in August 2021 BYOOVIZ was approved by the EMA.
•In September 2021 Samsung Bioepis announced the FDA approval of BYOOVIZ.
Digital Health
•In January 2021 we announced a virtual research study, in collaboration with Apple Inc., to investigate the role Apple Watch and iPhone could play in monitoring cognitive performance and screening for decline in cognitive health including mild cognitive impairment (MCI).
•In December 2021 we announced an expanded collaboration with TheraPanacea focused on multiple therapeutic areas in neuroscience. The expanded collaboration aims to leverage machine learning and artificial intelligence analysis to develop digital health solutions that may improve patient care, accelerate drug development, and further the understanding of the underlying pathologies of neurological diseases.
Discontinued or Suspended Programs
•In May 2021 we announced that the Phase 2/3 XIRIUS study of cotoretigene toliparvovec (BIIB112), a gene therapy being investigated as a one-time therapy for patients with X-linked retinitis pigmentosa, did not meet its primary endpoint. Based on these results, we suspended further development based on the decision of management as part of its strategic review process.
•In June 2021 we announced that the Phase 3 STAR study of timrepigene emparvovec (BIIB111), an investigational gene therapy for the potential treatment of choroideremia, did not meet its primary endpoint. Based on these results, we suspended further development based on the decision of management as part of its strategic review process.
•In June 2021 we announced that the Phase 2 TANGO study of BIIB092 (gosuranemab), an investigational anti-tau antibody that was being evaluated as a potential treatment for Alzheimer's disease, did not meet its primary endpoint. Based on these results, we discontinued development of gosuranemab.

Marketed Products
The following graph shows our revenue by product and revenue from anti-CD20 therapeutic programs for the years ended December 31, 2021, 2020 and 2019.

Product and Anti-CD20 Therapeutic Program Revenue
$ Revenue (in millions)
$10,505.4
$1,658.5
$947.3
$3.0
$1,905.1
$2,063.1
$1,566.1
$2,362.3
$12,670.0
$1,977.8
$911.1
$—
$2,052.1
$1,946.1
$1,877.5
$3,905.4
$13,670.2
$2,290.4
$850.6
$—
$2,097.0
$1,892.2
$2,101.8
$4,438.2
2021
2020
2019
Fumarate(1)
Interferon(2)
TYSABRI
SPINRAZA
ADUHELM(3)
Other(4)
Anti-CD20 therapeutic programs(5)

(1) Fumarate includes TECFIDERA and VUMERITY. VUMERITY became commercially available in the E.U. during the fourth quarter of 2021.
(2) Interferon includes AVONEX and PLEGRIDY.
(3) In June 2021 the FDA granted accelerated approval of ADUHELM, which became commercially available in the U.S. during the second quarter of 2021. For additional information, please read Note 18, Collaborative and Other Relationships - Eisai Co., Ltd. - ADUHELM Collaboration Agreement, to our consolidated financial statements included in this report.
(4) Other includes FAMPYRA, FUMADERM, BENEPALI, IMRALDI and FLIXABI.
(5) Anti-CD20 therapeutic programs include RITUXAN, RITUXAN HYCELA, GAZYVA and OCREVUS.
Product sales for TECFIDERA, AVONEX, TYSABRI and SPINRAZA each accounted for more than 10.0% of our total revenue for the years ended December 31, 2021, 2020 and 2019. For additional financial information about our product and other revenue and geographic areas where we operate, please read Note 4, Revenue, and Note 24, Segment Information, to our consolidated financial statements included in this report and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report. A discussion of the risks attendant to our operations is set forth in Item 1A. Risk Factors included in this report.

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
The MS products we market and our major markets are as follows:

Product	Indication	Collaborator	Major Markets

	RMS in the U.S. RRMS in the E.U.	None	U.S. France Germany Italy Japan Spain U.K.

	RMS in the U.S. RRMS in the E.U.	Alkermes Pharma Ireland Limited, a subsidiary of Alkermes plc (Alkermes)	U.S. Germany Israel Switzerland U.K.

	RMS	None	U.S. France Germany Italy Japan Spain

	RMS in the U.S. RRMS in the E.U.	None	U.S. France Germany Italy Spain U.K.

	RMS RRMS in the E.U. Crohn's disease in the U.S.	None	U.S. France Germany Italy Spain U.K.

	Walking ability for patients with MS	Acorda Therapeutics, Inc. (Acorda)	France Germany
For additional information on our collaboration arrangements with Alkermes and Acorda, please read Note 18, Collaborative and Other Relationships, to our consolidated financial statements included in this report.
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
Our SMA product and major markets are as follows:

Product	Indication	Collaborator	Major Markets

	SMA	Ionis Pharmaceuticals Inc. (Ionis)	U.S. Brazil Canada China France Germany Italy Japan Spain Turkey
For additional information on our collaboration arrangements with Ionis, please read Note 18, Collaborative and Other Relationships, to our consolidated financial statements included in this report.
Alzheimer's Disease
Alzheimer's disease is characterized by two abnormalities in the brain: amyloid plaques and neurofibrillary tangles. Amyloid plaques, which are found in the tissue between the nerve cells, are unusual clumps of a protein called beta amyloid along with degenerating bits of neurons and other cells.
Our Alzheimer's disease product and major market is as follows:

Product	Indication	Collaborator	Major Market

	Alzheimer's disease	Eisai	U.S.
For additional information on our collaboration arrangements with Eisai, please read Note 18, Collaborative and Other Relationships, to our consolidated financial statements included in this report.
Biosimilars
Biosimilars are a group of biologic medicines that are similar to currently available biologic therapies developed by companies known as "originators". Under our agreements with Samsung Bioepis, we commercialize three anti-tumor necrosis factor (TNF) biosimilars in certain countries in Europe: BENEPALI, an etanercept biosimilar referencing ENBREL, IMRALDI, an adalimumab biosimilar referencing HUMIRA, and FLIXABI, an infliximab biosimilar referencing REMICADE. We have also secured the exclusive rights to commercialize BYOOVIZ, a ranibizumab biosimilar referencing LUCENTIS, which was approved in the U.S., the E.U. and the U.K. during the third quarter of 2021.

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

Genentech Relationships
We have agreements with Genentech that entitle us to certain business and financial rights with respect to RITUXAN, RITUXAN HYCELA, GAZYVA, OCREVUS and other potential anti-CD20 therapies, including mosunetuzumab.
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
Marketing and Distribution
Sales Force and Marketing
We promote our marketed products worldwide, including in the U.S., Europe and Japan, primarily through our own sales forces and marketing groups. In some countries, particularly in areas where we continue to expand into new geographic areas, we partner with third-parties.
We and Eisai co-promote AVONEX, TYSABRI and TECFIDERA in Japan in certain settings.
We and Eisai co-promote ADUHELM with a region-based profit split.
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
Our product sales to two wholesale distributors each accounted for more than 10.0% of our total revenue for the years ended December 31, 2021, 2020 and 2019, and on a combined basis, accounted for approximately 38.9%, 45.8% and 47.0% of our gross product revenue for the years ended December 31, 2021, 2020 and 2019, respectively. For additional information, please read Note 4, Revenue, to our consolidated financial statements included in this report.
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
Regulatory exclusivity, which may consist of regulatory data protection and market protection, also can provide meaningful protection for our products. Regulatory data protection provides to the holder of a drug or biologic marketing authorization, for a set period of time, the exclusive use of the proprietary pre-clinical and clinical data that it created at significant cost and submitted to the applicable regulatory authority to obtain approval of its product. After the period of exclusive use, third-parties are permitted to reference such data in abbreviated applications for approval and to market (subject to any applicable market protection) their generic drugs and biosimilars. Market protection provides the holder of a drug or biologic marketing authorization the exclusive right to commercialize its product for a period of time, thereby preventing the commercialization of another product containing the same active ingredient(s) during that period. Although the World Trade Organization's agreement on trade-related aspects of intellectual property rights (TRIPS) requires signatory countries to provide regulatory exclusivity to innovative pharmaceutical products, implementation and enforcement varies widely from country to country.
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
Our trademarks are important to us and are generally covered by trademark applications or registrations in the USPTO and the patent or trademark offices of other countries. We also use trademarks licensed from third-parties, such as the trademark FAMPYRA, which we license from Acorda. Trademark protection varies in accordance with local law, and continues in some countries as long as the trademark is used and in other countries as long as the trademark is registered. Trademark registrations generally are for fixed but renewable terms.
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

Product	Territory	Patent No.	General Subject Matter	Patent Expiration(1)
TECFIDERA	U.S.	8,399,514	Methods of treatment	2028(2)
	Europe	1131065	Formulations of dialkyl fumarates and their use for treating autoimmune diseases	2024(3)
PLEGRIDY	U.S.	7,446,173	Polymer conjugates of interferon beta-1a	2022
	U.S.	8,524,660	Methods of treatment	2023
	U.S.	8,017,733	Polymer conjugates of interferon beta-1a	2027
	Europe	1656952	Polymer conjugates of interferon-beta-1a and uses thereof	2024(4)
	Europe	1476181	Polymer conjugates of interferon-beta-1a and uses thereof	2023(5)
TYSABRI	U.S.	7,807,167	Methods of treatment	2023
	U.S.	9,493,567	Methods of treatment	2027
	U.S.	10,233,245	Methods of treatment	2027
	Europe	1485127	Methods of use	2023(2)
	Europe	2676967	Methods of use	2027
FAMPYRA	Europe	1732548	Sustained-release aminopyridine compositions for increasing walking speed in patients with MS	2025(6)
	Europe	2377536	Sustained-release aminopyridine compositions for treating MS	2025(7)
VUMERITY	U.S.	8,669,281	Compounds and pharmaceutical compositions	2033
	U.S.	9,090,558	Methods of treatment	2033
	U.S.	10,080,733	Crystalline forms, pharmaceutical compositions and methods of treatment	2033
	Europe	2,970,101	Crystalline forms, pharmaceutical compositions and methods of treatment Prodrugs of fumarates and their use in treating various diseases	2034
SPINRAZA	U.S.	7,101,993	Oligonucleotides containing 2’-O-modified purines	2023
	U.S.	7,838,657	SMA treatment via targeting of SMN2 splice site inhibitory sequences	2027
	U.S.	8,110,560	SMA treatment via targeting of SMN2 splice site inhibitory sequences	2025
	U.S.	8,361,977	Compositions and methods for modulation of SMN2 splicing	2030
	U.S.	8,980,853	Compositions and methods for modulation of SMN2 splicing	2030
	U.S.	9,717,750	Compositions and methods for modulation of SMN2 splicing	2030
	U.S.	9,926,559	Compositions and methods for modulation of SMN2 splicing	2034
	U.S.	10,266,822	SMA treatment via targeting of SMN2 splice site inhibitory sequences	2025
	U.S.	10,436,802	Methods for Treating Spinal Muscular Atrophy	2035
	Europe	1,910,395	Compositions and methods for modulation of SMN2 splicing	2026(8)
	Europe	2,548,560	Compositions and methods for modulation of SMN2 splicing	2026(9)
	Europe	3,305,302	Compositions and methods for modulation of SMN2 splicing	2030
	Europe	3,308,788	Compositions and methods for modulation of SMN2 splicing	2026
	Europe	3,449,926	Compositions and methods for modulation of SMN2 splicing	2030
ADUHELM	U.S.	8,906,367	Method of providing disease-specific binding molecules and targets	2032(10)
	U.S.	10,131,708	Methods of treating Alzheimer's disease	2028
Footnotes follow on next page.

(1)In addition to patent protection, certain of our products are entitled to regulatory exclusivity in the U.S. and the E.U. expected until the dates set forth below:

Product	Territory	Expected Expiration
TECFIDERA	E.U.	2024
PLEGRIDY	U.S.	2026
	E.U.	2024
SPINRAZA	U.S.	2023
	E.U.	2029
ADUHELM	U.S.	2033
(2)For additional information as to the validity of this patent, please read Note 20, Litigation, to our consolidated financial statements included in this report.
(3)This patent is subject to granted SPCs in certain European countries, which extended the patent term in those countries to 2024.
(4)This patent is subject to granted SPCs in certain European countries, which extended the patent term in those countries to 2024.
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
(10)A patent with this subject matter may be entitled to patent term extension in the U.S.
The existence of patents does not guarantee our right to practice the patented technology or commercialize the patented product. Patents relating to pharmaceutical, biopharmaceutical and biotechnology products, compounds and processes, such as those that cover our existing products, compounds and processes and those that we will likely file in the future, do not always provide complete or adequate protection. Litigation, interferences, oppositions, inter partes reviews, administrative challenges or other similar types of proceedings are, have been and may in the future be necessary in some instances to determine the validity and scope of certain of our patents, regulatory exclusivities or other proprietary rights, and in other instances to determine the validity, scope or non-infringement of certain patent rights claimed by third-parties to be pertinent to the manufacture, use or sale of our products. We also face challenges to our patents, regulatory exclusivities or other proprietary rights covering our products by third-parties, such as manufacturers of generics, biosimilars, prodrugs and products approved under abbreviated regulatory pathways. A discussion of certain risks and uncertainties that may affect our patent position, regulatory exclusivities or other proprietary rights is set forth in Item 1A. Risk Factors included in this report, and the discussion of legal proceedings related to certain patents described above is set forth in Note 20, Litigation, to our consolidated financial statements included in this report.

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
Multiple Sclerosis
TECFIDERA, AVONEX, PLEGRIDY, TYSABRI and VUMERITY each compete with one or more of the following branded products as well as generic and biosimilar versions of these products:

Competing Product	Competitor
AUBAGIO (teriflunomide)	Sanofi Genzyme
BETASERON/BETAFERON (interferon-beta-1b)	Bayer Group
COPAXONE (glatiramer acetate)	Teva Pharmaceuticals Industries Ltd.
EXTAVIA (interferon-beta-1b)	Novartis AG
GILENYA (fingolimod)	Novartis AG
GLATOPA (glatiramer acetate)	Sandoz, a division of Novartis AG
LEMTRADA (alemtuzumab)	Sanofi Genzyme
MAVENCLAD (cladribine)	EMD Serono
MAYZENT (siponimod)	Novartis AG
OCREVUS (ocrelizumab)	Genentech
PONVORY (ponesimod)	Janssen Pharmaceutical Companies of Johnson & Johnson
REBIF (interferon-beta-1)	EMD Serono
ZEPOSIA (ozanimod)	BMS
BAFIERTAM (monomethyl fumarate)	Banner Life Sciences
KESIMPTA (ofatumumab)	Novartis AG
Multiple TECFIDERA generic entrants are now in the U.S. market and have deeply discounted prices compared to TECFIDERA. The generic competition for TECFIDERA has significantly reduced our TECFIDERA revenue and is expected to continue to have a substantial and increasing negative impact on our U.S. TECFIDERA revenue in the future.

In May 2021 the European General Court annulled the EMA's decision not to validate applications for approval of TECFIDERA generics on the basis that the EMA conducted the wrong assessment when determining TECFIDERA's entitlement to regulatory data and marketing protection. Our Company, the EMA and the EC have each appealed the General Court’s decision as wrongly decided and the appeal is pending.
In November 2021 the CHMP of the EMA issued an ad hoc opinion referencing the General Court’s decision which concluded that "the totality of the available data cannot establish that [monoethyl fumarate] exerts a clinically relevant therapeutic contribution within FUMADERM." The EC will decide TECFIDERA’s entitlement to regulatory data and market protection. If data and market protection is not upheld, we could face generic competition in the E.U. as early as the first half of 2022, which would have an adverse impact on our TECFIDERA sales in the E.U. and our results of operations.
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

MS and Neuroimmunology	BIIB135 (orelabrutinib)*	Phase 2

	BIIB061 (oral remyelination) - MS	Phase 1

	BIIB091 (BTK inhibitor) - MS	Phase 1

	BIIB107 (anti-VLA4) - MS	Phase 1

Alzheimer's Disease and Dementia	Aducanumab (Aβ mAb)* - Alzheimer's	Filed in E.U., Japan, Other Markets

	Lecanemab (Aβ mAb)* - Alzheimer's	Phase 3

	BIIB080 tau ASO) - Alzheimer's	Phase 1

	BIIB076 (anti-tau mAb) - Alzheimer's	Phase 1

Neuromuscular Disorders, including SMA and ALS	Tofersen (SOD1 ASO) - ALS	Phase 3

	BIIB078 (IONIS-C9Rx)# - ALS	Phase 1

	BIIB105 (ataxin-2 ASO)# - ALS	Phase 1

	BIIB100 (XP01 inhibitor) - ALS	Phase 1

Parkinson's Disease and Movement Disorders	BIIB124 (SAGE-324)* - Essential Tremor	Phase 2

	BIIB094 (ION859)# - Parkinson's	Phase 1

	BIIB118 (CK1 inhibitor) - ISWRD in Parkinson's	Phase 1

	BIIB101 (ION464)# - Multiple System Atrophy	Phase 1

	BIIB122 (DNL151)* - Parkinson's	Phase 1

Neuropsychiatry	BIIB125 (zuranolone)* - PPD	Phase 3

	BIIB125 (zuranolone)* - MDD	Phase 3

	BIIB104 (AMPA PAM) - CIAS	Phase 2

Neurovascular	BIIB093 (glibenclamide IV) - LHI^ Stroke	Phase 3

	BIIB093 (glibenclamide IV) - Brain Contusion	Phase 2

	BIIB131 (TMS-007) - Acute Ischemic Stroke	Phase 2

Neuropathic Pain	BIIB074 (vixotrigine) - Trigeminal Neuralgia	Phase 2

	BIIB074 (vixotrigine) - Small Fiber Neuropathy	Phase 2

Genetic Neurodevelopmental Disorders	BIIB121 (UBE3A ASO)# - Angelman Syndrome	Phase 1

Specialized Immunology	Dapirolizumab pegol (anti-CD40L)* - SLE	Phase 3

	BIIB059 (anti-BDCA2) - SLE	Phase 3

	BIIB059 (anti-BDCA2) - CLE	Phase 2

Biosimilars	BYOOVIZ (referencing LUCENTIS®)*	Approved**

	SB15 (referencing EYLEA®)*	Phase 3

	BIIB800 (referencing ACTEMRA®)*	Phase 3
* Collaboration program
**Not yet commercially available
# Option agreement
^ Large Hemispheric Infarction (LHI); postpartum depression (PPD); major depressive disorder (MDD)
For information about certain of our agreements with collaborators and other third-parties, please read the subsection entitled Business Relationships below and Note 2, Acquisitions, Note 18, Collaborative and Other Relationships, and Note 19, Investments in Variable Interest Entities, to our consolidated financial statements included in this report.

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
Below is a brief description of certain business relationships and collaborations that expand our pipeline and provide us with certain rights to existing and potential new products and technologies. For additional information on certain of these relationships, including their ongoing financial and accounting impact on our business, please read Note 18, Collaborative and Other Relationships, and Note 19, Investments in Variable Interest Entities, to our consolidated financial statements included in this report.
Acorda Therapeutics, Inc.
We have a collaboration and license agreement with Acorda to develop and commercialize products containing fampridine, such as FAMPYRA, in markets outside the U.S. We are responsible for all regulatory activities and the future clinical development of related products in those markets.
Alkermes
We have an exclusive license and collaboration agreement with Alkermes for VUMERITY, which was approved for the treatment of RMS in the U.S. in October 2019 and became commercially available in the U.S. in November 2019. During the fourth quarter of 2021 VUMERITY was approved for the treatment of RRMS in the E.U., Switzerland and the U.K. Under this agreement, we have an exclusive, worldwide license to develop and commercialize VUMERITY.
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
Eisai Co., Ltd.
We have a collaboration agreement with Eisai to jointly develop and commercialize lecanemab (BAN2401), an Eisai product candidate for the potential treatment of Alzheimer's disease. Eisai serves as the global operational and regulatory lead for lecanemab and all costs, including research, development, sales and marketing expense, are shared equally between us and Eisai. If lecanemab receives marketing approval, we and Eisai will co-promote lecanemab and share profits equally.
We also have a collaboration agreement with Eisai to jointly develop and commercialize ADUHELM (aducanumab) (the ADUHELM Collaboration Agreement). Under the ADUHELM Collaboration Agreement, the two companies will co-promote ADUHELM with a region-based profit split and we lead the ongoing development and commercialization of ADUHELM.
We and Eisai co-promote AVONEX, TYSABRI and TECFIDERA in Japan in certain settings and Eisai distributes AVONEX, TYSABRI, TECFIDERA and PLEGRIDY in India and other Asia-Pacific markets, excluding China.
Genentech, Inc. (Roche Group)
We have collaboration arrangements with Genentech which entitle us to certain business and financial rights with respect to RITUXAN, RITUXAN HYCELA, GAZYVA, OCREVUS and other potential anti-CD20 therapies, including mosunetuzumab.
Ionis Pharmaceuticals, Inc.
We have an exclusive, worldwide option and collaboration agreement with Ionis relating to the development and commercialization of antisense therapeutics for up to three gene targets. Under a separate collaboration and license agreement with Ionis, we have an exclusive, worldwide license to develop and commercialize SPINRAZA for the treatment of SMA. We also have a 10-year exclusive collaboration agreement with Ionis to develop novel antisense oligonucleotide (ASO) drug candidates for a broad range of neurological diseases.
In addition, we have research collaboration agreements with Ionis under which both companies perform discovery level research and will develop and commercialize new ASO drug candidates for the potential treatment of SMA and additional antisense or other therapeutics for the potential treatment of neurological diseases.
InnoCare Pharma Limited
We have a collaboration and license agreement with InnoCare for orelabrutinib, an oral small molecule Bruton's tyrosine kinase inhibitor for the potential treatment of MS. Orelabrutinib is currently being studied in a multi-country, placebo-controlled Phase 2 trial in relapsing-remitting MS. Under the terms of this collaboration, we have exclusive rights to orelabrutinib in the field of MS worldwide and certain autoimmune diseases outside of China (including Hong Kong, Macau and Taiwan), while InnoCare retains exclusive worldwide rights to orelabrutinib in the field of oncology and certain autoimmune diseases in China (including Hong Kong, Macau and Taiwan).
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
In January 2022 we entered into an agreement to sell to Samsung Biologics our equity in Samsung Bioepis. Under the terms of the proposed transaction, we would receive $1.0 billion in cash at closing and $1.3 billion to be deferred over two payments of $812.5 million due at the first anniversary and $437.5 million due at the second anniversary of the closing of the transaction. We would also be eligible to receive up to an additional $50.0 million upon the achievement of certain commercial milestones.
Closing of the transaction is currently anticipated in mid-2022, contingent on the effectiveness of a securities registration statement filed by Samsung Biologics and satisfaction of certain regulatory and other customary closing conditions.
For additional information on the proposed transaction and our collaboration arrangements with Samsung Bioepis, please read Note 18, Collaborative and Other Relationships, to our consolidated financial statements included in this report.
In December 2019 we completed a transaction with Samsung Bioepis and acquired an option to extend our existing commercial agreement with Samsung Bioepis for BENEPALI, IMRALDI and FLIXABI in certain countries in Europe. We have also secured the exclusive rights to commercialize BYOOVIZ, a ranibizumab biosimilar referencing LUCENTIS, which was approved in the U.S., the E.U. and the U.K. during the third quarter of 2021. In addition to our joint venture and commercialization agreements with Samsung Bioepis, we license certain of our proprietary technology to Samsung Bioepis in connection with Samsung Bioepis' development, manufacture and commercialization of its biosimilar products.
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
In May 2017 new regulations governing medical devices (MDR) and in-vitro diagnostic medical devices (IVDR) entered into force in the E.U. The MDR became applicable in May 2021. The IVDR regulations are not expected to fully apply until May 2022. All products covered by these regulations will be required to comply with them at the end of the transitional periods. These regulations introduce new requirements, including for clinical investigation of certain classifications of medical devices, require increased regulatory scrutiny, enhance the requirements for post market surveillance and vigilance and provide for greater transparency. These regulations also change the requirements for assessment of the medical device components of integral drug-device combination products, necessitating assessment of the device components under both the medical device and medicinal product regulatory regimes.
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
In addition to the centralized procedure, the European regulatory framework includes the following options for regulatory review and approval in the E.U. member states:
•a national procedure, where the first application is made to the competent authority in one E.U. member state only;
•a decentralized procedure, where applicants submit identical applications to several E.U. member states and receive simultaneous approval, if the medicine has not yet been authorized in any E.U. member state; and
•a mutual recognition procedure, where applicants that have a medicine authorized in one E.U. member state can apply for mutual recognition of this authorization in other E.U. member states
As in the U.S., the E.U. also has distinct approaches intended to optimize the regulatory pathways for therapeutically important drugs, including the Priority Medicines Evaluation Scheme (PRIME), accelerated assessment and conditional marketing authorization. PRIME is intended to provide additional support to medicine developers throughout the development process. Regulatory review timelines in the E.U. may be truncated under accelerated assessment for products that address an unmet medical need. In addition, conditional marketing authorizations may be granted for products in the interest of public health, where the benefit of immediate availability outweighs the risk of having less comprehensive data than normally required. Conditional marketing authorizations are valid for one year and can be renewed annually. The marketing authorization holder is required to complete specific obligations (ongoing or new studies and, in some cases, additional activities) with a view to providing comprehensive data confirming that the benefit risk balance is positive. Once comprehensive data on the product have been obtained, the marketing authorization may be converted into a standard marketing authorization.
Aside from the U.S. and the E.U., there are countries in other regions where it is possible to receive an "accelerated" review whereby the national regulatory authority will commit to truncated review timelines for products that meet specific medical needs.
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
In the U.S., the E.U. and other jurisdictions, regulatory agencies, including the FDA, conduct periodic inspections of NDA, BLA and marketing authorization holders to assess their compliance with pharmacovigilance obligations.

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
Good Clinical Practices
The FDA, the EMA and other regulatory agencies promulgate regulations and standards for designing, conducting, monitoring, auditing and reporting the results of clinical trials to ensure that the data and results are accurate and that the rights and welfare of trial participants are adequately protected (commonly referred to as current Good Clinical Practices (cGCP)). Regulatory agencies enforce cGCP through periodic inspections of trial sponsors, principal investigators and trial sites, contract research organizations (CROs) and institutional review boards. If our studies fail to comply with applicable cGCP guidelines, the clinical data generated in our clinical trials may be deemed unreliable and relevant regulatory agencies may require us to perform additional clinical trials before approving our marketing applications. Noncompliance can also result in civil or criminal sanctions. We rely on third-parties, including CROs, to carry out many of our clinical trial-related activities. Failure of such third-parties to comply with cGCP can likewise result in rejection of our clinical trial data or other sanctions.
In April 2014 the EC adopted a new Clinical Trial Regulation, which was entered into force in June 2014 but will not apply until January 2022. There are transitional provisions for clinical trials which are ongoing at the date of application. Clinical trial applications may also continue to be made under the Clinical Trial Directive (the existing regulatory framework) until January 2023. All clinical trials must fully comply with the Clinical Trial Regulation by January 2025. The regulation harmonizes the procedures for assessment and governance of clinical trials throughout the E.U. and will require that information on the authorization, conduct and results of each clinical trial conducted in the E.U. be publicly available.
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
Orphan Drug Act
Under the U.S. Orphan Drug Act, the FDA may grant orphan drug designation to drugs or biologics intended to treat a “rare disease or condition,” which generally is a disease or condition that affects fewer than 200,000 individuals in the U.S. If a product which has an orphan drug designation subsequently receives an initial FDA approval for the indication for which it has such designation, the product is entitled to orphan exclusivity, i.e., the FDA may not approve any other applications to market the same drug for the same indication for a period of seven years following marketing approval, except in certain very limited circumstances, such as if the later product is shown to be clinically superior to the orphan product. Legislation similar to the U.S. Orphan Drug Act has been enacted in other countries to encourage the research, development and marketing of medicines to treat, prevent or diagnose rare diseases. In the E.U., medicinal products that receive and maintain an orphan designation are entitled to 10 years of market exclusivity following approval, protocol assistance and access to the centralized procedure for marketing authorization. SPINRAZA has been granted orphan drug designation in the U.S., the E.U. and Japan.
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
Medicare Part D provides coverage to enrolled Medicare patients for self-administered drugs (i.e., drugs that are not administered by a physician). Medicare Part D is administered by private prescription drug plans approved by the U.S. government. Each drug plan establishes its own Medicare Part D formulary for prescription drug coverage and pricing, which the drug plan may modify from time-to-time. The prescription drug plans negotiate pricing with manufacturers and pharmacies, and may condition formulary placement on the availability of manufacturer discounts. In addition, manufacturers, including us, are required to provide to the CMS a discount of up to 70.0% on brand name prescription drugs utilized by Medicare Part D beneficiaries when those beneficiaries reach the coverage gap in their drug benefits.
Legislation is pending in Congress that includes significant modifications to Medicare Part B and Medicare Part D. Specifically, the Build Back Better Act includes provisions that would, among other things:
1) allow CMS to directly negotiate the prices of certain drugs paid for by Medicare and impose a significantly discounted maximum price;

2) impose inflation penalties (in the form of rebates) for price increases that exceed the rate of inflation; and
3) re-design the Medicare Part D benefit in a way that increases the financial liability of manufacturers.
If enacted, this legislation could harm our business.
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
NIH Guidelines
We seek to conduct research at our U.S. facilities in compliance with the current U.S. National Institutes of Health Guidelines for Research Involving Recombinant DNA Molecules (NIH Guidelines). By local ordinance, we are required to, among other things, comply with the NIH Guidelines in relation to our facilities in RTP, NC and are required to operate pursuant to certain permits.
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
The European Parliament and the Council of the E.U. adopted a comprehensive general data privacy regulation (GDPR) in 2016 to replace the current E.U. Data Protection Directive and related country-specific legislation. The GDPR took effect in May 2018 and governs the collection and use of personal data in the E.U. The GDPR, which is wide-ranging in scope, imposes several requirements relating to the consent of the individuals to whom the personal data relates, the information provided to the individuals, the security and confidentiality of the personal data, data breach notification and the use of third-party processors in connection with the processing of the personal data. The GDPR also imposes strict rules on the transfer of personal data out of the E.U. to the U.S., provides an enforcement authority and imposes large penalties for noncompliance, including the potential for fines of up to €20.0 million or 4.0% of the annual global revenue of the infringer, whichever is greater.
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
In order to support our future growth and drug development pipeline, we are expanding our large molecule production capacity by building a large-scale biologics manufacturing facility in Solothurn, Switzerland. In the second quarter of 2021 a portion of the facility received a GMP multi-product license from SWISSMEDIC.
In March 2021 we announced our plans to build a new gene therapy manufacturing facility in RTP, North Carolina to support our gene therapy pipeline across multiple therapeutic areas. The new facility will be approximately 175,000 square feet and is expected to be operational by the end of 2023. Construction for this new facility began during the fourth quarter of 2021.
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
The parenteral facility adds capabilities and capacity for filling biologics into vials and is used for filling product candidates. The oral solid dose products facility can supplement our outsourced small molecule manufacturing capabilities, including the manufacture of TECFIDERA.
We also have an oligonucleotide synthesis manufacturing facility in RTP, North Carolina. This facility gives us the capability to manufacture ASO drugs like SPINRAZA as well as our other ASO candidates currently in our clinical pipeline.
In order to support our future growth and drug development pipeline, we are building a large-scale biologics manufacturing facility in Solothurn, Switzerland. In the second quarter of 2021 a portion of the facility received a GMP multi-product license from SWISSMEDIC.
Genentech is responsible for all worldwide manufacturing activities for bulk RITUXAN, RITUXAN HYCELA and GAZYVA and has sourced the manufacture of certain bulk RITUXAN, RITUXAN HYCELA and GAZYVA requirements to a third party. Acorda supplies FAMPYRA to us pursuant to its supply agreement with Alkermes, Inc. and Ionis supplies the active pharmaceutical ingredient (API) for SPINRAZA. Alkermes currently supplies VUMERITY to us pursuant to a supply agreement. In October 2019 we entered into a new supply agreement and amended our license and collaboration agreement with Alkermes. We have elected to initiate a technology transfer and, following a transition period, to manufacture VUMERITY or have VUMERITY manufactured by a third-party we have engaged in exchange for paying an increased royalty rate to Alkermes on any portion of future worldwide net commercial sales of VUMERITY that is manufactured by us or our designee.
Third-Party Suppliers and Manufacturers
We principally use third-parties to manufacture the API and the final product for our small molecule products and product candidates, including TECFIDERA and FUMADERM, and the final drug product for our large molecule products and, to a lesser extent, product candidates.
We source the majority of our fill-finish and all of our final product assembly and storage operations for our products, along with a substantial part of our label and packaging operations, to a concentrated group of third-party contract manufacturing organizations. Raw materials, delivery devices, such as syringes and auto-injectors, and other supplies required for the production of our products and product candidates are procured from various third-party suppliers and manufacturers in quantities adequate to meet our needs. Continuity of supply of such raw materials, devices and supplies is assured through inventory management and dual sourcing as appropriate. Our third-party service providers, suppliers and manufacturers may be subject to routine cGMP inspections by the FDA or comparable agencies in other jurisdictions and undergo assessment and certification by our quality management group.
Environmental Matters
We remain committed to reducing our environmental footprint by eliminating harmful emissions and by minimizing resources used to manufacture our products. Since 2014 we have taken responsibility for our impact on climate change by matching 100% of our electricity usage with renewable energy, credits and offsets, driving efficiency initiatives internally and working with our suppliers. Green chemistry is embraced throughout our company, continually exploring new ways to make our drug development processes safer, more efficient and more sustainable while also saving resources.
Our Executive Committee has responsibility for evaluating the impact of climate change on the business and overseeing actions taken by the company to limit its adverse impact on the environment. In 2020 we launched our Healthy Climate, Healthy Lives initiative, which is our 20-year, $250 million initiative to address climate, health and equity. We aim to eliminate fossil fuel emissions across our operations by 2040, engage employees and suppliers and collaborate with renowned institutions to advance the science and action to improve health outcomes.
As part of our commitment, we have tied a portion of our employees' and executive officers' 2021 compensation to advancing our Environmental, Social and Governance strategy.
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
Human Capital
As of December 31, 2021, we had approximately 9,610 employees worldwide. Approximately 5,645 employees were employed in the U.S. and approximately 3,965 employees were employed in foreign countries.
Diversity, Equity and Inclusion
At Biogen, prejudice, racism and intolerance are unacceptable. We are committed to Diversity, Equity and Inclusion (DE&I) across all aspects of our organization, including hiring, promotion and development practices. As of December 31, 2021, 25.8% of Biogen’s director-level and above positions were held by ethnic or racial minorities in the U.S. Our policies and practices are global, but the laws in many countries outside the U.S. do not permit us to collect ethnic or racial data on our employees. Globally, 47.8% of Biogen’s positions at director-level and above were held by women as of December 31, 2021.
In 2020 we introduced an updated DE&I strategy that outlines actionable steps to deepen our commitment across the business, building upon a strong foundation. This plan includes a four-part strategy to build our talent and leadership pipeline, improve health outcomes for minority communities in the disease areas we treat and expand sourcing with minority-owned businesses. We plan to create greater awareness and capability in our organization through leadership accountability and transparency. To establish and progress this strategy, we rely on a cross-company governing body of employees known as the Diversity, Equity & Inclusion Strategic Council.
We are honored to be recognized as a company of choice. For the fourth consecutive year, we scored 100.0% on the 2021 Disability Equality Index, which measures our policies and practices related to disability inclusion. Additionally, for the second consecutive year, we were awarded by Disability:IN North Carolina with the 2021 DI-NC Employer Award for our commitment to champion and invest in disability inclusion at the affiliate and national levels. For the eighth consecutive year, we were recognized as a Best Place to Work for LGBTQ Equality by the Human Rights Campaign, scoring 100.0% on their Corporate Equality Index.
In 2021 we were also ranked in the top five of Fortune 500's Measure Up initiative, which highlights the most progressive companies on DE&I efforts.
In January 2021 we shared the results of a global pay equity analysis. The analysis confirmed that fairness and equity are embedded in our compensation practices around the globe with respect to gender and additionally in the U.S. with respect to race. In 2021 we also committed to strengthen the DE&I awareness and capability of our employees. We ended 2021 with close to 90.0% of people managers trained on inclusive recruiting and hiring, and a majority of global employees trained on DE&I curriculum.
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
We regularly review our compensation practices and analyze the equity of compensation decisions, for individual employees and our workforce as a whole. If we identify employees with pay gaps, we review and take action to attain fidelity between our stated philosophy and actions.

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
We provide our employees access to over 17,000 on-demand learning modules in English, French, German, Spanish, Japanese, Portuguese and Mandarin. Additionally, we have a wide selection of courses and trainings that are offered through Biogen University, our global validated learning management system.
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
In 2021 we continued to make significant progress integrating Human Performance into our Environment, Health and Safety programs. We believe that, when it comes to safety, workers are part of the solution. We encourage employees to collaboratively engage in proactive problem solving through practices such as Open Reporting and Work Observation and Risk Conversations. Additionally, our physical safety program focused on detailed evaluations of critical tasks that could expose employees to serious injury or fatality if controls are absent or not used. The actions we implement as a result of these evaluations reduce the risks associated with these essential activities and ensure our operational systems are safer and more resilient for employees. We also utilize “After Action Reviews” following the completion of a project. These reviews enable us to not only focus on areas for improvement, but also to learn and apply good practices from what goes well. By engaging and empowering our employees through such programs, we believe that we can help change how the entire industry approaches safety performance and risk management.

Information about our Executive Officers (as of February 3, 2022)

Officer	Current Position	Age	Year Joined Biogen
Michel Vounatsos	Chief Executive Officer	60	2016
Susan H. Alexander	Executive Vice President, Chief Legal Officer and Secretary	65	2006
Michael R. McDonnell	Executive Vice President and Chief Financial Officer	58	2020
Alphonse Galdes, Ph.D.	Executive Vice President, Pharmaceutical Operations and Technology	69	1995
Ginger Gregory, Ph.D.	Executive Vice President and Chief Human Resources Officer	54	2017
Chirfi Guindo	Executive Vice President, Global Product Strategy and Commercialization	56	2017
Rachid Izzar	Executive Vice President, Head of Alzheimer's and Dementia Business Unit	47	2019
Robin C. Kramer	Senior Vice President, Chief Accounting Officer	56	2018

Michel Vounatsos
Experience
Mr. Vounatsos has served as our Chief Executive Officer and as a member of our Board of Directors since January 2017. Prior to that, from April 2016 to December 2016, Mr. Vounatsos served as our Executive Vice President, Chief Commercial Officer. Prior to joining Biogen, Mr. Vounatsos spent 20 years at Merck & Co., Inc. (Merck), a pharmaceutical company, where he most recently served as President, Primary Care, Customer Business Line and Merck Customer Centricity. In this role, he led Merck’s global primary care business unit, a role which encompassed Merck’s cardiology-metabolic, general medicine, women’s health and biosimilars groups and developed and instituted a strategic framework for enhancing the company’s relationships with key constituents, including the most significant providers, payors and retailers and the world’s largest governments. Mr. Vounatsos previously held leadership positions across Europe and in China for Merck. Prior to that, Mr. Vounatsos held management positions at Ciba-Geigy, a pharmaceutical company. Mr. Vounatsos currently serves on the advisory board of Tsinghua University School of Pharmaceutical Sciences, on the Supervisory Board of Liryc, the Electrophysiology and Heart Modeling Institute at the University of Bordeaux, as a member of the MIT Presidential CEO Advisory Board and as a member of NetZero International Leadership Counsel.
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
Public Company Boards
● Invacare Corporation, a medical and healthcare product company
Education
● Wellesley College, B.A.
● Boston University School of Law, J.D.

Michael R. McDonnell
Experience
Mr. McDonnell has served as our Executive Vice President and Chief Financial Officer since August 2020. Prior to joining Biogen, Mr. McDonnell served as Executive Vice President and Chief Financial Officer of IQVIA Holdings Inc., a leading global provider of advanced analytics, technology solutions and contract research services to the life sciences industry, from December 2015 until July 2020. Prior to that, Mr. McDonnell served as the Executive Vice President and Chief Financial Officer of Intelsat, a leading global provider of satellite services, from November 2008 to December 2015, as Executive Vice President and Chief Financial Officer of MCG Capital Corporation, a publicly-held commercial finance company, from September 2004 until October 2008 and as MCG Capital Corporation’s Chief Operating Officer from August 2006 until October 2008. Before joining MCG Capital Corporation, Mr. McDonnell served as Executive Vice President and Chief Financial Officer for EchoStar Communications Corporation (f/k/a DISH Network Corporation), a direct-to-home satellite television operator, from July 2004 until August 2004 and as its Senior Vice President and Chief Financial Officer from August 2000 to July 2004. Mr. McDonnell spent 14 years at PricewaterhouseCoopers LLP, including 4 years as a partner. Mr. McDonnell is a licensed certified public accountant (CPA).

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
Education
● Ecole Central de Paris (France), Engineering
● Stern School of Business, New York University, M.B.A. Finance/Economics

Rachid Izzar
Experience
Mr. Izzar has served as our Executive Vice President, Head of Alzheimer’s Disease and Dementia Business Unit since July 2021. Prior to that Mr. Izzar served as our President for the Intercontinental Region, which includes Latin America, Australia, Asia, Japan, the Middle East and Africa, Turkey and Russia, and the Global Biogen Biosimilars Unit. Prior to joining Biogen, Mr. Izzar was a Country President for AstraZeneca in France, where his responsibilities included leadership for commercial and manufacturing operations. He held numerous roles at his time with AstraZeneca, including the position of Global Vice President of the Cardiovascular Franchise where he contributed significantly to the development of the franchise within the North American subsidiary, as well as in Europe and China. Prior to that, Mr. Izzar was Vice President Strategic Transformation, also, China Portfolio for CEO based in Shanghai and Vice President Commercial International covering China, Australia, Brazil, Russia, America Latin, Asia, Turkey, the Middle East and Africa.

Education
● University of Sherbrooke, Masters of Business Administration
● Harvard Business School, Enterprise Executive Transformation Program

Robin C. Kramer
Experience
Ms. Kramer has served as our Senior Vice President, Chief Accounting Officer since December 2020. Prior to that, Ms. Kramer served as our Vice President, Chief Accounting Officer from November 2018 to December 2020. Prior to joining Biogen, Ms. Kramer served as the Senior Vice President and Chief Accounting Officer of Hertz Global Holdings, Inc., a car rental company, from May 2014 to November 2018. Prior to that, Ms. Kramer was an audit partner at Deloitte & Touche LLP (Deloitte), a professional services firm, from 2007 to 2014, including serving in Deloitte's National Office Accounting Standards and Communications Group from 2007 to 2010. From 2005 to 2007 Ms. Kramer served as Chief Accounting Officer of Fisher Scientific International, Inc., a laboratory supply and biotechnology company, and from 2004 to 2005 Ms. Kramer served as Director, External Reporting, Accounting and Control for the Gillette Company, a personal care company. Ms. Kramer also held partner positions in the public accounting firms of Ernst & Young LLP and Arthur Anderson LLP. Ms. Kramer is a licensed CPA in Massachusetts. She is a member of the Massachusetts Society of CPAs and the American Institute of CPAs. Ms. Kramer currently serves on the board of directors of Samsung Bioepis and on the board of directors of the Center for Women and Enterprise. Ms. Kramer previously served as a Board Member for the Massachusetts State Board of Accountancy from September 2011 to December 2015 and Probus Insurance Company Europe DAC from 2016 to 2018.
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
•safety or efficacy issues;
•limitations and additional pressures on product pricing or price increases, including those resulting from governmental or regulatory requirements; increased competition, including from generic or biosimilar versions of our products; or changes in, or implementation of, reimbursement policies and practices of payors and other third-parties;
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
•our ability to obtain and maintain reimbursement for ADUHELM;
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
Our long-term success will depend upon the successful development of new products from our research and development activities or our licenses or acquisitions from third-parties, including our commercialization agreements with Samsung Bioepis, as well as additional indications for our existing products.
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
•our ability to recieve reimbursement for our products; and
•our value-based contracting program pursuant to which we aim to tie the pricing of our products to their clinical values by either aligning price to patient outcomes or adjusting price for patients who discontinue therapy for any reason, including efficacy or tolerability concerns.
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
We depend on relationships with collaborators, joint venture partners and other third-parties for revenue, and for the development, regulatory approval, commercialization and marketing of certain of our products and product candidates, which are outside of our full control.
We rely on a number of collaborative, joint venture and other third-party relationships for revenue and the development, regulatory approval, commercialization and marketing of certain of our products and product candidates. We also outsource certain aspects of our regulatory affairs and clinical development relating to our products and product candidates to third-parties. Reliance on third-parties subjects us to a number of risks, including:
•we may be unable to control the resources our collaborators, joint venture partners or third-parties devote to our programs, products or product candidates;
•disputes may arise under an agreement, including with respect to the achievement and payment of milestones, payment of development or commercial costs, ownership of rights to technology developed, and the underlying agreement may fail to provide us with significant protection or may fail to be effectively enforced if the collaborators, joint ventures partners or third-parties fail to perform;
•the interests of our collaborators, joint venture partners or third-parties may not always be aligned with our interests, and such parties may not pursue regulatory approvals or market a product in the same manner or to the same extent that we would, which could adversely affect our revenue, or may adopt tax strategies that could have an adverse effect on our business, results of operations or financial condition;
•third-party relationships require the parties to cooperate, and failure to do so effectively could adversely affect product sales or the clinical development or regulatory approvals of product candidates under joint control, could result in termination of the research, development or commercialization of product candidates or could result in litigation or arbitration;
•any failure on the part of our collaborators, joint venture partners or third-parties to comply with applicable laws, including tax laws, regulatory requirements and/or applicable contractual obligations or to fulfill any responsibilities they may have to protect and enforce any intellectual property rights underlying our products could have an adverse effect on our revenue as well as involve us in possible legal proceedings; and
•any improper conduct or actions on the part of our collaborators, joint venture partners or third-parties could subject us to civil or criminal investigations and monetary and injunctive penalties, impact the accuracy and timing of our financial reporting and/or adversely impact our ability to conduct business, our operating results and our reputation.

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
There is also significant economic pressure on state budgets, including as a result of the COVID-19 pandemic, that may result in states increasingly seeking to achieve budget savings through mechanisms that limit coverage or payment for our drugs. In recent years, some states have considered legislation and ballot initiatives that would control the prices of drugs, including laws to allow importation of pharmaceutical products from lower cost jurisdictions outside the U.S. and laws intended to impose price controls on state drug purchases. State Medicaid programs are increasingly requesting manufacturers to pay supplemental rebates and requiring prior authorization by the state program for use of any drug for which supplemental rebates are not being paid. Government efforts to reduce Medicaid expense may lead to increased use of managed care organizations by Medicaid programs. This may result in managed care organizations influencing prescription decisions for a larger segment of the population and a corresponding limitation on prices and reimbursement for our products.
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

The development, manufacture and commercialization of biosimilar products require specialized expertise and are very costly and subject to complex regulation. Our success in commercializing biosimilars is subject to a number of risks, including:
•Reliance on Third-Parties. We are dependent, in part, on the efforts of Samsung Bioepis, collaboration partners and other third-parties over whom we have limited or no control in the development and manufacturing of biosimilars products. If these third-parties fail to perform successfully, our biosimilar product development or commercialization of biosimilar products could be delayed, revenue from biosimilar products could decline and/or we may not realize the anticipated benefits of these arrangements;
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
•Ability to Provide Adequate Supply. Manufacturing biosimilars is complex. If we encounter any manufacturing or supply chain difficulties we may be unable to meet higher than anticipated demand. We are dependent on a third-party for the manufacture of our biosimilar products and such third-party may not perform its obligations in a timely and cost-effective manner or in compliance with applicable regulations and may be unable or unwilling to increase production capacity commensurate with demand for our existing or future biosimilar products; and
•Competitive Challenges. Biosimilar products face significant competition, including from innovator products and biosimilar products offered by other companies. Local tendering processes may restrict biosimilar products from being marketed and sold in some jurisdictions. The number of competitors in a jurisdiction, the timing of approval and the ability to market biosimilar products successfully in a timely and cost-effective manner are additional factors that may impact our success and/or the success of Samsung Bioepis in this business area.
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
Furthermore, our products may be determined to infringe patents or other intellectual property rights held by third-parties. Legal proceedings, administrative challenges or other types of proceedings are and may in the future be necessary to determine the validity, scope or non-infringement of certain patent rights claimed by third-parties to be pertinent to the manufacture, use or sale of our products. Such proceedings are unpredictable and are often protracted and expensive. Negative outcomes of such proceedings could hinder or prevent us from manufacturing and marketing our products, require us to seek a license for the infringed product or technology or result in the assessment of significant monetary damages against us that may exceed amounts, if any, accrued in our financial statements. A failure to obtain necessary licenses for an infringed product or technology could prevent us from manufacturing or selling our products. Furthermore, payments under any licenses that we are able to obtain would reduce our profits from the covered products and services. Any of these circumstances could result in financial, business or reputational harm to us or could cause a decline or volatility in our stock price.
Risks Related to Development, Clinical Testing and Regulation of Our Products and Product Candidates
Successful preclinical work or early stage clinical trials does not ensure success in later stage trials, regulatory approval or commercial viability of a product.
Positive results in a clinical trial may not be replicated in subsequent or confirmatory trials. Additionally, success in preclinical work or early stage clinical trials does not ensure that later stage or larger scale clinical trials will be successful or that regulatory approval will be obtained. Even if later stage clinical trials are successful, regulatory authorities may delay or decline approval of our product candidates. Regulatory authorities may disagree with our view of the data, require additional studies or disagree with our trial design or endpoints. Regulatory authorities may also fail to approve the facilities or processes used to manufacture a product candidate, our dosing or delivery methods or companion devices. Regulatory authorities may grant marketing approval that is more restricted than anticipated, including limiting indications to narrow patient populations and the imposition of safety monitoring, educational requirements, requiring confirmatory trials and risk evaluation and mitigation strategies. For example, as part of the accelerated approval, we will conduct a confirmatory trial to verify the clinical benefit of ADUHELM in patients with Alzheimer's disease. The occurrence of any of these events could result in significant costs and expense, have an adverse effect on our business, financial condition and results of operations and/or cause our stock price to decline or experience periods of volatility.
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
We have opened clinical trial sites and are enrolling patients in a number of countries where our experience is limited. In most cases, we use the services of third-parties to carry out our clinical trial related activities and rely on such parties to accurately report their results. Our reliance on third-parties for these activities may impact our ability to control the timing, conduct, expense and quality of our clinical trials. One CRO has responsibility for a substantial portion of our activities and reporting related to our clinical trials and if such CRO does not adequately perform, many of our trials may be affected. We may need to replace our CROs, which may result in the delay of the affected trials or otherwise adversely affect our efforts to obtain regulatory approvals and commercialize our product candidates.
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

Restrictions on use or safety warnings that may be required to be included in the label of our products may significantly reduce expected revenue for those products and require significant expense and management time.
The illegal distribution and sale by third-parties of counterfeit or unfit versions of our products or stolen products could have a negative impact on our reputation and business.
Third-parties might illegally distribute and sell counterfeit or unfit versions of our products, which do not meet our rigorous manufacturing, distribution and testing standards. A patient who receives a counterfeit or unfit drug may be at risk for a number of dangerous health consequences. Our reputation and business could suffer harm as a result of counterfeit or unfit drugs sold under our brand name. Inventory that is stolen from warehouses, plants or while in-transit, and that is subsequently improperly stored and sold through unauthorized channels, could adversely impact patient safety, our reputation and our business.
The increasing use of social media platforms presents new risks and challenges.
Social media is increasingly being used to communicate about our products and the diseases our therapies are designed to treat. Social media practices in the biopharmaceutical industry continue to evolve and regulations relating to such use are not always clear and creates uncertainty and risk of noncompliance with regulations applicable to our business. For example, patients may use social media channels to comment on the effectiveness of a product or to report an alleged adverse event. When such disclosures occur, there is a risk that we fail to monitor and comply with applicable adverse event reporting obligations or we may not be able to defend the company or the public's legitimate interests in the face of the political and market pressures generated by social media due to restrictions on what we may say about our products. There is also a risk of inappropriate disclosure of sensitive information or negative or inaccurate posts or comments about us on social media. We may also encounter criticism on social media regarding our company, management, product candidates or products. The immediacy of social media precludes us from having real-time control over postings made regarding us via social media, whether matters of fact or opinion. Our reputation could be damaged by negative publicity or if adverse information concerning us is posted on social media platforms or similar mediums, which we may not be able to reverse. If any of these events were to occur or we otherwise fail to comply with applicable regulations, we could incur liability, face restrictive regulatory actions or incur other harm to our business.
Risks Related to Our Operations
A breakdown or breach of our technology systems could subject us to liability or interrupt the operation of our business.
We are increasingly dependent upon technology systems and data to operate our business. The COVID-19 pandemic has caused us to modify our business practices in ways that heighten this dependence, including changing the requirement that most of our office-based employees in the U.S. and our other key markets work from the office. As a result, we are increasingly dependent upon our technology systems to operate our business and our ability to effectively manage our business depends on the security, reliability and adequacy of our technology systems and data, which includes use of cloud technologies, including Software as a Service (SaaS), Platform as a Service (PaaS) and Infrastructure as a Service (IaaS). Breakdowns, invasions, corruptions, destructions and/or breaches of our technology systems, including our cloud technologies, and/or unauthorized access to our data and information could subject us to liability, negatively impact our business operations, and/or require replacement of technology and/or ransom payments. Our technology systems, including our cloud technologies, continue to increase in multitude and complexity, increasing our vulnerability when breakdowns, malicious intrusions and random attacks occur. Data privacy or security breaches also pose a risk that sensitive data, including intellectual property, trade secrets or personal information belonging to us, patients, customers or other business partners, may be exposed to unauthorized persons or to the public.
Cyber-attacks are increasing in their frequency, sophistication and intensity, and are becoming increasingly difficult to detect, when they impact vendors, customers or companies, including vendors, suppliers and other companies in our supply chain. They are often carried out by motivated, well-resourced, skilled and persistent actors, including nation states, organized crime groups, “hacktivists” and employees or contractors acting with careless or malicious intent. Cyber-attacks include deployment of harmful malware and key loggers, ransomware, a denial-of-service attack, a malicious website, the use of social engineering and other means to affect the confidentiality, integrity and availability of our technology systems and data. Cyber-attacks also include manufacturing, hardware or software supply chain attacks, which could cause a delay in the manufacturing of products or products produced for contract manufacturing or lead to a data privacy or security breach. Our key business partners face similar risks and any security breach of their systems could adversely affect our security posture. In addition, our increased use of cloud technologies heightens these and other operational risks, and any failure by cloud or other technology service providers to adequately safeguard their systems and prevent cyber-attacks could disrupt our operations and result in misappropriation, corruption or loss of confidential or propriety information.
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
Our success is dependent upon our ability to attract and retain qualified management and key personnel in a highly competitive environment. Qualified individuals are in high demand, and we may incur significant costs to attract or retain them. We may face difficulty in attracting and retaining talent for a number of reasons, including management changes, the underperformance or discontinuation of one or more marketed or late stage programs, recruitment by competitors or changes in the overall labor market. In addition, changes in our organizational structure or in our flexible working arrangements could impact employees' productivity and morale as well as our ability to attract, retain and motivate employees. We cannot ensure that we will be able to hire or retain the personnel necessary for our operations or that the loss of any personnel will not have a material impact on our financial condition and results of operations.
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
If we are unable to fully utilize our manufacturing facilities, our business may be harmed. Charges resulting from excess capacity may continue to occur and would have a negative effect on our financial condition and results of operations.
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
The process of manufacturing our products is complex, highly regulated and subject to numerous risks, including:
•Risks of Reliance on Third-Parties and Single Source Providers. We rely on third-party suppliers and manufacturers for many aspects of our manufacturing process for our products and product candidates. In some cases, due to the unique manner in which our products are manufactured, we rely on single source providers of raw materials and manufacturing supplies. These third-parties are independent entities subject to their own unique operational and financial risks that are outside of our control. These third-parties may not perform their obligations in a timely and cost-effective manner or in compliance with applicable regulations, and they may be unable or unwilling to increase production capacity commensurate with demand for our existing or future products. Finding alternative providers could take a significant amount of time and involve significant expense due to the specialized nature of the services and the need to obtain regulatory approval of any significant changes to our suppliers or manufacturing methods. We cannot be certain that we could reach agreement with alternative providers or that the FDA or other regulatory authorities would approve our use of such alternatives. Furthermore, factors such as the COVID-19 pandemic, weather events, labor or raw material shortages and other supply chain disruptions could result in difficulties and delays in manufacturing our products, which could have an adverse impact on our results in operations or result in product shortages.
•Global Bulk Supply Risks. We rely on our manufacturing facilities for the production of drug substance for our large molecule products and product candidates. Our global bulk supply of these products and product candidates depends on the uninterrupted and efficient operation of these facilities, which could be adversely affected by equipment failures, labor or raw material shortages, public health epidemics, natural disasters, power failures, cyber-attacks and many other factors.
•Risks Relating to Compliance with current GMP (cGMP). We and our third-party providers are generally required to maintain compliance with cGMP and other stringent requirements and are subject to inspections by the FDA and other regulatory authorities to confirm compliance. Any delay, interruption or other issues that arise in the manufacture, fill-finish, packaging or storage of our products as a result of a failure of our facilities or operations or those of third-parties to receive regulatory approval or pass any regulatory agency inspection could significantly impair our ability to develop and commercialize our products. Significant noncompliance could also result in the imposition of monetary penalties or other civil or criminal sanctions and damage our reputation.
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
Our business has and could continue to be adversely affected, directly or indirectly, by the ongoing COVID-19 pandemic. National, state and local governments have implemented and may continue to implement safety precautions. These measures may disrupt normal business operations and may have significant negative impacts on businesses and financial markets worldwide.
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
Changes in flexible working arrangements could impact employee retention, employees' productivity and morale, strain our technology resources and introduce operational risks. Additionally, the risk of cyber-attacks or other privacy or data security incidents may be heightened as a result of our moving increasingly towards a remote working environment, which may be less secure and more susceptible to hacking attacks.
The COVID-19 pandemic could affect the health and availability of our workforce as well as those of the third-parties we rely on. Furthermore, delays and disruptions experienced by our collaborators, joint venture partners or other third-parties due to the COVID-19 pandemic could adversely impact the ability of such parties to fulfill their obligations, which could affect product sales or the clinical development or regulatory approvals of product candidates under joint control.
Our ability to continue our existing clinical trials or to initiate new clinical trials has been and may continue to be adversely affected, directly or indirectly, by the COVID-19 pandemic. Restrictions on travel and/or transport of clinical materials as well as diversion of hospital staff and resources to COVID-19 infected patients could disrupt trial operations and recruitment, possibly resulting in a slowdown in enrollment and/or deviations from or disruptions in key clinical trial activities, such as clinical trial site monitoring. These challenges may lead to difficulties in meeting protocol-specified procedures. We may need to make certain adjustments to the operation of clinical trials in an effort to minimize risks to trial data integrity during the COVID-19 pandemic. In addition, the impact of the COVID-19 pandemic on the operations of the FDA and other health authorities may delay potential approvals of our product candidates.
In response to the COVID-19 pandemic, legislation has been enacted aimed at providing emergency assistance and health care for individuals, families and businesses and broadly supporting the U.S. economy. Additional state and federal healthcare reform measures may be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our products or additional pricing pressures and have a financial impact on our business that we cannot predict.
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
Our quarterly revenue, expense and net income (loss) have fluctuated in the past and are likely to fluctuate significantly in the future due to the risks described in these Risk Factors as well as the timing of charges and expense that we may take. We have recorded, or may be required to record, charges that include:
•the cost of restructurings or other initiatives to streamline our operations and reallocate resources;
•impairments with respect to investments, fixed assets and long-lived assets, including in-process research and development (IPR&D) and other intangible assets;
•inventory write-downs for failed quality specifications, recurring charges for excess or obsolete inventory and charges for inventory write-downs relating to product suspensions, expirations or recalls;
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
We own or lease real estate primarily consisting of buildings that contain research laboratories, office space and manufacturing operations. We may decide to consolidate or co-locate certain aspects of our business operations or dispose of one or more of our properties, some of which may be located in markets that are experiencing high vacancy rates and decreasing property values. If we determine that the fair value of any of our owned properties is lower than their book value, we may not realize the full investment in these properties and incur significant impairment charges or additional depreciation when the expected useful lives of certain assets have been shortened due to the anticipated closing of facilities. If we decide to fully or partially vacate a property, we may incur significant cost, including facility closing costs, employee separation and retention expense, lease termination fees, rent expense in excess of sublease income and impairment of leasehold improvements and accelerated depreciation of assets. Any of these events may have an adverse impact on our results of operations.
Our investment portfolio is subject to market, interest and credit risk that may reduce its value.
We maintain a portfolio of marketable securities for investment of our cash as well as investments in equity securities of certain biotechnology companies. Changes in the value of our investment portfolio could adversely affect our earnings. The value of our investments may decline due to, among other things, increases in interest rates, downgrades of the bonds and other securities in our portfolio, negative company-specific news, biotechnology market sentiment, instability in the global financial markets that reduces the liquidity of securities in our portfolio, declines in the value of collateral underlying the securities in our portfolio and other factors. Each of these events may cause us to record charges to reduce the carrying value of our investment portfolio or sell investments for less than our acquisition cost. Although we attempt to mitigate these risks through diversification of our investments and continuous monitoring of our portfolio's overall risk profile, the value of our investments may nevertheless decline.
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
Some of our collaboration agreements contain change in control provisions that may discourage a third-party from attempting to acquire us.
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
As a global biopharmaceutical company, we are subject to taxation in numerous countries, states and other jurisdictions. As a result, our effective tax rate is derived from a combination of applicable tax rates, including withholding taxes, in the various places that we operate. In preparing our financial statements, we estimate the amount of tax that will become payable in each of such places. Our effective tax rate may be different than experienced in the past or our current expectations due to many factors, including changes in the mix of our profitability from country to country, the results of examinations and audits of our tax filings (including those related to the impact of the Tax Cuts and Jobs Act of 2017), adjustments to the value of our uncertain tax positions, interpretations by tax authorities or other bodies with jurisdiction, the result of tax cases, changes in accounting for income taxes and changes in tax laws and regulations either prospectively or retrospectively.
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
Below is a summary of our owned and leased properties as of December 31, 2021.
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
In March 2021 we announced our plans to build a new gene therapy manufacturing facility in RTP, NC to support our gene therapy pipeline across multiple therapeutic areas. The new facility will be 175,000 square feet and is expected to be operational by the end of 2023, with an estimated total investment of $200.0 million. Construction for this new facility began during the fourth quarter of 2021.
Switzerland
In order to support our future growth and drug development pipeline, we are building a large-scale biologics manufacturing facility in Solothurn, Switzerland. Upon completion, the facility will include 393,000 square feet related to a large-scale biologics manufacturing facility, 290,000 square feet of warehouse, utilities and support space and 51,000 square feet of administrative space. In the second quarter of 2021 a portion of the facility received a GMP multi-product license from SWISSMEDIC.
Other International
We lease office space in Baar, Switzerland, our international headquarters; the U.K.; Germany; France; Japan; Canada and numerous other countries. Our international lease agreements expire at various dates through the year 2031.
ITEM  3.     LEGAL PROCEEDINGS
For a discussion of legal matters as of December 31, 2021, please read Note 20, Litigation, to our consolidated financial statements included in this report, which is incorporated into this item by reference.

ITEM  4.     MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market and Stockholder Information
Our common stock trades on The Nasdaq Global Select Market under the symbol “BIIB.” As of February 2, 2022, there were approximately 479 shareholders of record of our common stock.
Dividends
We have not paid cash dividends since our inception. While we historically have not paid cash dividends and do not have a current intention to pay cash dividends, we continually review our capital allocation strategies, including, among other things, payment of cash dividends, share repurchases and acquisitions.
Issuer Purchases of Equity Securities
The following table summarizes our common stock repurchase activity during the fourth quarter of 2021:

Period	Total Number of Shares Purchased (#)	Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Programs (#)	Approximate Dollar Value of Shares That May Yet Be Purchased Under Our Programs ($ in millions)
October 2021	—	$—	—	$2,800.0
November 2021	—	$—	—	$2,800.0
December 2021	—	$—	—	$2,800.0
Total(1)	—	$—

(1) There were no share repurchases during the fourth quarter of 2021.
In October 2020 our Board of Directors authorized a program to repurchase up to $5.0 billion of our common stock (2020 Share Repurchase Program). Our 2020 Share Repurchase Program does not have an expiration date. All share repurchases under our 2020 Share Repurchase Program will be retired. Under our 2020 Share Repurchase Program, we repurchased and retired approximately 6.0 million and 1.6 million shares of our common stock at a cost of approximately $1.8 billion and $400.0 million during the years ended December 31, 2021 and 2020, respectively. Approximately $2.8 billion remained available under our 2020 Share Repurchase Program as of December 31, 2021.
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
The performance graph below assumes the investment of $100.00 on December 31, 2016, in our common stock and each of the three indexes, with dividends being reinvested. Our stock prices have been adjusted for the effect of the spin-off of our hemophilia business. The five-year cumulative total stockholder return for Biogen does not reflect the reinvestment by Biogen shareholders of the distribution they received in connection with the spin-off of our hemophilia business or any subsequent increase or decrease in value of Bioverativ stock subsequent to the spin-off.
The stock price performance in the graph below is not necessarily indicative of future price performance.

$250
$225
$200
$175
$150
$125
$100
$75
2016
2017
2018
2019
2020
2021
Biogen Inc.
Nasdaq Pharmaceutical Index
S&P 500 Index
Nasdaq Biotechnology Index

	2016	2017	2018	2019	2020	2021
Biogen Inc.	$100.00	$121.79	$115.04	$113.44	$93.61	$91.72
Nasdaq Pharmaceutical Index	$100.00	$119.12	$128.60	$147.25	$162.74	$202.43
S&P 500 Index	$100.00	$121.83	$116.49	$153.17	$181.35	$233.41
Nasdaq Biotechnology Index	$100.00	$121.66	$110.88	$138.72	$175.38	$175.41
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

ITEM 6.    RESERVED
ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with our consolidated financial statements and the accompanying notes beginning on page F-1 of this report.
For our discussion of the year ended December 31, 2020, compared to the year ended December 31, 2019, please read Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations located in our Annual Report on Form 10-K for the year ended December 31, 2020.
Executive Summary
Introduction
Biogen is a global biopharmaceutical company focused on discovering, developing and delivering worldwide innovative therapies for people living with serious neurological and neurodegenerative diseases as well as related therapeutic adjacencies. We have a leading portfolio of medicines to treat multiple sclerosis (MS), have introduced the first approved treatment for spinal muscular atrophy (SMA) and are providing the first and only approved treatment to address a defining pathology of Alzheimer’s disease. We also commercialize biosimilars of advanced biologics and focus on advancing our pipeline in neuroscience and specialized immunology. Lastly, we are focused on accelerating our efforts in digital health to support our commercial and pipeline programs while also creating opportunities for potential digital therapeutics. We support our drug discovery and development efforts through the commitment of significant resources to discovery, research and development programs and business development opportunities.
Our marketed products include TECFIDERA, VUMERITY, AVONEX, PLEGRIDY, TYSABRI and FAMPYRA for the treatment of MS; SPINRAZA for the treatment of SMA; ADUHELM for the treatment of Alzheimer's disease; and FUMADERM for the treatment of severe plaque psoriasis. We have certain business and financial rights with respect to RITUXAN for the treatment of non-Hodgkin's lymphoma, CLL and other conditions; RITUXAN HYCELA for the treatment of non-Hodgkin's lymphoma and CLL; GAZYVA for the treatment of CLL and follicular lymphoma; OCREVUS for the treatment of PPMS and RMS; and other potential anti-CD20 therapies, including mosunetuzumab, pursuant to our collaboration arrangements with Genentech, a wholly-
owned member of the Roche Group. For additional information on our collaboration arrangements with Genentech, please read Note 18, Collaborative and Other Relationships, to our consolidated financial statements included in this report.
Our innovative drug development and commercialization activities are complemented by our biosimilar business that expands access to medicines and reduces the cost burden for healthcare systems. Through our agreements with Samsung Bioepis, our joint venture with Samsung BioLogics, we market and sell BENEPALI, an etanercept biosimilar referencing ENBREL, IMRALDI, an adalimumab biosimilar referencing HUMIRA, and FLIXABI, an infliximab biosimilar referencing REMICADE, in certain countries in Europe. We have also secured the exclusive rights to commercialize BYOOVIZ, a ranibizumab biosimilar referencing LUCENTIS, which was approved in the U.S., the E.U. and the U.K. during the third quarter of 2021. For additional information on our collaboration arrangements with Samsung Bioepis, please read Note 18, Collaborative and Other Relationships, to our consolidated financial statements included in this report.
We seek to ensure an uninterrupted supply of medicines to patients around the world. To that end, we continually review our manufacturing capacity, capabilities, processes and facilities. In order to support our future growth and drug development pipeline, we are expanding our large molecule production capacity by building a large-scale biologics manufacturing facility in Solothurn, Switzerland. In the second quarter of 2021 a portion of the facility received a GMP multi-product license from SWISSMEDIC. We believe that the Solothurn facility will support our anticipated near-term needs for the manufacturing of ADUHELM and other biologic assets. In addition, we believe that the Solothurn site may provide us with the ability to further expand if we need additional large scale manufacturing capacity to support future clinical and commercial manufacturing requirements. If we are unable to fully utilize our manufacturing facilities, due to lower than forecasted demand for our products, we will incur excess capacity charges which will have a negative effect on our financial condition and results of operations.
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
Business Environment
For a detailed discussion on our business environment, please read Item 1. Business, included in this report. For additional information on our competition and pricing risks that could negatively impact our product sales, please read Item 1A. Risk Factors, included in this report.
ADUHELM (aducanumab)
U.S.
In June 2021 the FDA granted accelerated approval of ADUHELM, which we are developing and commercializing in collaboration with Eisai, based on reduction in amyloid beta plaques observed in patients treated with ADUHELM. As part of the accelerated approval, we will conduct a confirmatory trial to verify the clinical benefit of ADUHELM in patients with Alzheimer’s disease. The FDA may withdraw approval if, among other things, the confirmatory trial fails to verify clinical benefit of ADUHELM, ADUHELM's benefit-risk is no longer positive or we fail to comply with the conditions of the accelerated approval.
The U.S. ADUHELM product label states that treatment with ADUHELM should be initiated in patients with mild cognitive impairment or mild dementia stage of disease, the population which was studied in clinical trials. We expect patient uptake will be gradual and we do not expect all eligible patients will be treated with ADUHELM for a variety of reasons, including appropriate patient selection criteria, a complex diagnostic and care pathway, the lack of readiness of healthcare providers and institutions to initiate treatment, concern regarding the accelerated approval of ADUHELM and its data and the ability to obtain and maintain adequate reimbursement for ADUHELM. In January 2022 the Centers for Medicare and Medicaid Services (CMS) released a proposed NCD decision memorandum, stating the proposed NCD would cover FDA approved monoclonal antibodies that target amyloid for the treatment of Alzheimer's disease for people with Medicare only if they are enrolled in qualifying clinical trials. We expect a final Medicare NCD by the second quarter of 2022, which should clarify Medicare reimbursement for the class of antibodies directed against amyloid. If the final
NCD is not broader than the proposed NCD, our future operating results may be negatively impacted.
Under our collaboration agreement with Eisai (ADUHELM Collaboration Agreement), we and Eisai will co-promote ADUHELM with a region-based profit split, with Eisai reimbursing us for 45.0% of development and commercialization costs incurred by the collaboration for the advancement of ADUHELM in the U.S. Shipments of ADUHELM commenced during the second quarter of 2021.
We have made, and may continue to make, commercial, medical and infrastructure investments in support of activities associated with the launch of ADUHELM in the U.S.
Rest of World
In October 2020 the EMA accepted for review the Marketing Authorization Application for aducanumab and in December 2020 the MHLW accepted for review the Japanese NDA for aducanumab.
In December 2021 the CHMP of the EMA adopted a negative opinion on the MAA for aducanumab in Europe. We are seeking a re-examination of the opinion by the CHMP.
If we do not receive regulatory approval or are unable to successfully commercialize aducanumab in other jurisdictions, our financial condition, business and operations may be adversely affected.
TECFIDERA
In 2020 U.S. federal courts in West Virginia and Delaware entered judgments in favor of the defendants in patent infringement proceedings relating to TECFIDERA Orange-Book listed patents. We appealed both decisions. In late 2021 the U.S. Court of Appeals for the Federal Circuit (Federal Circuit) affirmed the judgment of the West Virginia federal court. The appeals in the Delaware cases were stayed and we expect will remain so until the decision in the West Virginia case becomes final.
Multiple TECFIDERA generic entrants are now in the U.S. market and have deeply discounted prices compared to TECFIDERA. The generic competition for TECFIDERA has significantly reduced our TECFIDERA revenue and is expected to continue to have a substantial and increasing negative impact on our U.S. TECFIDERA revenue in the future.
In May 2021 the European General Court annulled the EMA's decision not to validate applications for approval of TECFIDERA generics on the basis that the EMA conducted the wrong assessment when determining TECFIDERA's entitlement to regulatory data and marketing protection. Our Company, the EMA and the EC have each appealed the General Court’s decision as wrongly decided and the appeal is pending.

In November 2021 the CHMP of the EMA issued an ad hoc opinion referencing the General Court’s decision which concluded that "the totality of the available data cannot establish that [monoethyl fumarate] exerts a clinically relevant therapeutic contribution within FUMADERM." The EC will decide TECFIDERA’s entitlement to regulatory data and market protection. If data and market protection is not upheld, we could face generic competition in the E.U. as early as the first half of 2022, which would have an adverse impact on our TECFIDERA sales in the E.U. and our results of operations.
For additional information, please read the discussion under Results of Operations - Product Revenue - Multiple Sclerosis (MS) - Fumarate below.
Business Update Regarding COVID-19
The COVID-19 pandemic continues to present a substantial public health and economic challenge around the world. The length of time and full extent to which the COVID-19 pandemic directly or indirectly impacts our business, results of operations and financial condition, including sales, expense, reserves and allowances, the supply chain, manufacturing, clinical trials, research and development costs and employee-related costs, depends on future developments that are highly uncertain, subject to change and are difficult to predict, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain or treat COVID-19 as well as the economic impact on local, regional, national and international customers and markets.
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
For additional information on the various risks posed by the COVID-19 pandemic, please read Item 1A. Risk Factors included in this report.

Financial Highlights
Diluted earnings per share attributable to Biogen Inc. were $10.40 for 2021, representing a decrease of 58.1% as compared to $24.80 in the same period in 2020.
As described below under Results of Operations, our net income and diluted earnings per share attributable to Biogen Inc. for the year ended December 31, 2021, compared to the year ended December 31, 2020, reflects the following:
Revenue
•Total revenue was $10,981.7 million for 2021, representing a $2,462.9 million, or 18.3%, decrease compared to $13,444.6 million in 2020.
•Product revenue, net totaled $8,846.9 million for 2021, representing a $1,845.3 million, or 17.3%, decrease compared to $10,692.2 million in 2020. This decrease was primarily due to a $1,735.4 million, or 22.2%, decrease in MS product revenue and a $147.0 million, or 7.2%, decrease in SPINRAZA product revenue, partially offset by a $35.3 million, or 4.4%, increase in revenue from our biosimilar business.
◦The decrease in MS product revenue was primarily due to a decrease in U.S. TECFIDERA demand as a result of multiple TECFIDERA generic entrants in the U.S. market.
◦The decrease in SPINRAZA revenue was primarily due to a decrease in demand as a result of increased competition in the U.S. and Germany as well as a decrease in pricing in the U.S. and rest of world markets, partially offset by an increase in sales volumes in Latin America and certain distributor markets.
•Revenue from anti-CD20 therapeutic programs totaled $1,658.5 million for 2021, representing a $319.3 million, or 16.1%, decrease compared to $1,977.8 million in 2020. This decrease was primarily due to a $480.2 million, or 45.5%, decrease in RITUXAN revenue, partially offset by a $146.3 million, or 17.3%, increase in royalty revenue on sales of OCREVUS. Sales of RITUXAN have been adversely affected by the onset of biosimilar competition.
•Other revenue totaled $476.3 million for 2021, representing a $298.3 million, or 38.5%, decrease from $774.6 million in 2020.
◦The decrease in other revenue was primarily due to higher contract manufacturing revenue in 2020, resulting from $346.2 million in revenue related to the delivery of the license for certain of our manufacturing-related intellectual property to a contract manufacturing customer.
Expense
•Total cost and expense was $8,141.0 million for 2021, representing a $753.5 million, or 8.5%, decrease compared to $8,894.5 million in 2020. This decrease was primarily due to a $1,489.7 million, or 37.3%, decrease in research and development expense.
◦The decrease in research and development expense was primarily due to $1,893.3 million in upfront payments recognized in 2020 in connection with our collaborations with Sangamo, Denali and Sage, partially offset by a $125.0 million upfront payment recognized in connection with our collaboration with InnoCare in 2021.
◦The decrease was partially offset by a $304.5 million, or 16.9%, increase in cost of sales, which was primarily driven by $164.0 million of charges associated with inventory and purchase commitments in excess of forecasted demand related to ADUHELM during 2021 as well as higher impairment charges recorded during 2021 as compared to 2020.
As described below under Financial Condition, Liquidity and Capital Resources:
•We generated $3,639.9 million of net cash flow from operations for 2021.
•Cash, cash equivalents and marketable securities totaled approximately $4,694.5 million as of December 31, 2021.
•We repurchased and retired approximately 6.0 million shares of our common stock at a cost of approximately $1.8 billion during 2021 under our 2020 Share Repurchase Program. Approximately $2.8 billion remained available under our 2020 Share Repurchase Program as of December 31, 2021.
Acquisitions, Collaborative and Other Relationships
For additional information on our acquisitions, collaborative and other relationships discussed below,

please read Note 2, Acquisitions, Note 18, Collaborative and Other Relationships, and Note 19, Investments in Variable Interest Entities, to our consolidated financial statements included in this report.
Bio-Thera Solutions
In April 2021 we entered into a commercialization and license agreement to develop, manufacture and commercialize BAT1806, a Phase 3 clinical stage anti-interleukin-6 (IL-6) receptor monoclonal antibody that is a proposed biosimilar referencing ACTEMRA. In connection with this agreement, we made an upfront payment of $30.0 million to Bio-Thera Solutions.
InnoCare Pharma Limited
In July 2021 we entered into a collaboration and license agreement with InnoCare for orelabrutinib, an oral small molecule Bruton's tyrosine kinase inhibitor for the potential treatment of MS. In connection with this agreement, we made an upfront payment of $125.0 million to InnoCare.
For additional information on our collaboration arrangement with InnoCare, please read Note 18, Collaborative and Other Relationships, to our consolidated financial statements included in this report.
Mosunetuzumab
In January 2022 we exercised our option with Genentech to participate in the joint development and commercialization of mosunetuzumab, a late-stage bispecific antibody in development for B-cell non-Hodgkin’s lymphoma and other therapeutic areas. In connection with this exercise, we recorded a $30.0 million option exercise fee payable to Genentech in December 2021.
BIIB115 Option Exercise
In December 2021 we exercised our option with Ionis and obtained a worldwide, exclusive, royalty-bearing license to develop and commercialize BIIB115, a preclinical investigational ASO in development for SMA. In connection with this option exercise, we made an opt-in payment of $60.0 million to Ionis.
Samsung Bioepis - Biogen's Joint Venture with Samsung BioLogics
In January 2022 we entered into an agreement to sell to Samsung Biologics our equity in Samsung Bioepis. Under the terms of the proposed transaction, we would receive $1.0 billion in cash at closing and $1.3 billion to be deferred over two payments of $812.5 million due at the first anniversary and $437.5 million due at the second anniversary of the closing of the transaction. We would also be eligible to receive up to an additional $50.0 million upon the achievement of certain commercial milestones.
Closing of the transaction is currently anticipated in mid-2022, contingent on the effectiveness of a securities registration statement filed by Samsung Biologics and satisfaction of certain regulatory and other customary closing conditions.
For additional information on the proposed transaction and our collaboration arrangements with Samsung Bioepis, please read Note 18, Collaborative and Other Relationships, to our consolidated financial statements included in this report.
Other Key Developments
Exchange Offer
In February 2021 we completed our Exchange Offer of our tendered 2045 Senior Notes for our 2051 Senior Notes and cash, and an offer to purchase our tendered 2045 Senior Notes for cash.
For additional information on our Exchange Offer, please read Note 12, Indebtedness, to our consolidated financial statements included in this report.
North Carolina Gene Therapy Manufacturing Facility
In March 2021 we announced our plans to build a new gene therapy manufacturing facility in RTP, NC to support our gene therapy pipeline across multiple therapeutic areas. The new facility will be 175,000 square feet and is expected to be operational by the end of 2023, with an estimated total investment of approximately $200.0 million. Construction for this new facility began during the fourth quarter of 2021.
Solothurn, Switzerland Manufacturing Facility
In May 2021 we announced that a portion of our Solothurn manufacturing facility received a GMP multi-product license from SWISSMEDIC.
For additional information on our Solothurn manufacturing facility, please read Note 10, Property, Plant and Equipment, to our consolidated financial statements included in this report.
BIIB125 (zuranolone)
In June 2021 we and Sage announced positive Phase 3 results for BIIB125 (zuranolone) for the potential treatment of MDD and PPD. In October 2021 we and Sage announced our plan to submit an NDA to the FDA for zuranolone in the second half of 2022, with rolling submission expected to start in early 2022. The planned initial submission package will seek approval of zuranolone for MDD, and an additional filing for PPD is anticipated in the first half of 2023.

For additional information on our collaboration arrangement with Sage, please read Note 18, Collaborative and Other Relationships, to our consolidated financial statements included in this report.
Lecanemab (BAN2401)
In June 2021 the FDA granted Breakthrough Therapy designation for lecanemab, an anti-amyloid antibody for the potential treatment of Alzheimer's disease, which we are developing in collaboration with Eisai. In September 2021 Eisai initiated a rolling submission to the FDA of a BLA for lecanemab. The BLA is being submitted under the accelerated approval pathway and is primarily based on clinical, biomarker and safety data from the Phase 2b clinical trial in people with early Alzheimer's disease and confirmed amyloid pathology.
BYOOVIZ (ranibizumab-nuna)
In September 2021 we and Samsung Bioepis announced that the FDA has approved BYOOVIZ (ranibizumab-nuna), a biosimilar referencing LUCENTIS for the treatment of neovascular (wet) age-related macular degeneration, macular edema following retinal vein occlusion, and myopic choroidal neovascularization. In addition to the U.S. approval, BYOOVIZ was approved in the E.U. and the U.K. during the third quarter of 2021.
BIIB067 (tofersen)
In October 2021 we announced topline results from our pivotal Phase 3 VALOR study of BIIB067 (tofersen), an investigational antisense drug being evaluated for people with SOD1 ALS, indicating that the primary endpoint was not met. We are engaging with regulators and other key stakeholders to determine potential next steps.
RESULTS OF OPERATIONS
Revenue
Revenue is summarized as follows:

	For the Years Ended December 31,			% Change		$ Change
				2021 vs. 2020	2020 vs. 2019	2021 vs. 2020	2020 vs. 2019
(In millions, except percentages)	2021	2020	2019
Product revenue, net:
United States	$3,805.7	$5,900.1	$6,713.8	(35.5)%	(12.1)%	$(2,094.4)	$(813.7)
Rest of world	5,041.2	4,792.1	4,666.0	5.2	2.7	249.1	126.1
Total product revenue, net	8,846.9	10,692.2	11,379.8	(17.3)	(6.0)	(1,845.3)	(687.6)
Revenue from anti-CD20 therapeutic programs	1,658.5	1,977.8	2,290.4	(16.1)	(13.6)	(319.3)	(312.6)
Other revenue	476.3	774.6	707.7	(38.5)	9.5	(298.3)	66.9
Total revenue	$10,981.7	$13,444.6	$14,377.9	(18.3)%	(6.5)%	$(2,462.9)	$(933.3)

Product Revenue
Product revenue is summarized as follows:

	For the Years Ended December 31,			% Change		$ Change
				2021 vs. 2020	2020 vs. 2019	2021 vs. 2020	2019 vs. 2018
(In millions, except percentages)	2021	2020	2019
Multiple Sclerosis (MS):
Fumarate(1)	$2,362.3	$3,905.4	$4,438.2	(39.5)%	(12.0)%	$(1,543.1)	$(532.8)
Interferon(2)	1,566.1	1,877.5	2,101.8	(16.6)	(10.7)	(311.4)	(224.3)
TYSABRI	2,063.1	1,946.1	1,892.2	6.0	2.8	117.0	53.9
FAMPYRA	105.2	103.1	97.1	2.0	6.2	2.1	6.0
Subtotal: MS	6,096.7	7,832.1	8,529.3	(22.2)	(8.2)	(1,735.4)	(697.2)

Spinal Muscular Atrophy:
SPINRAZA	1,905.1	2,052.1	2,097.0	(7.2)	(2.1)	(147.0)	(44.9)

Alzheimer's disease:
ADUHELM(3)	3.0	—	—	nm	—	3.0	—

Biosimilars:
BENEPALI	498.3	481.6	486.2	3.5	(0.9)	16.7	(4.6)
IMRALDI	233.4	216.3	184.0	7.9	17.6	17.1	32.3
FLIXABI	99.4	97.9	68.1	1.5	43.8	1.5	29.8
Subtotal: Biosimilars	831.1	795.8	738.3	4.4	7.8	35.3	57.5

Other:
FUMADERM	11.0	12.2	15.2	(9.8)	(19.7)	(1.2)	(3.0)

Total product revenue, net	$8,846.9	$10,692.2	$11,379.8	(17.3)%	(6.0)%	$(1,845.3)	$(687.6)

(1) Fumarate includes TECFIDERA and VUMERITY. VUMERITY became commercially available in the E.U. during the fourth quarter of 2021.
(2) Interferon includes AVONEX and PLEGRIDY.
(3) In June 2021 the FDA granted accelerated approval of ADUHELM, which became commercially available in the U.S. during the second quarter of 2021. For additional information, please read Note 18, Collaborative and Other Relationships - Eisai Co., Ltd. - ADUHELM Collaboration Agreement, to our consolidated financial statements included in this report.
nm Not meaningful

Multiple Sclerosis (MS)
Fumarate

Fumarate revenue includes sales from TECFIDERA and VUMERITY. During the fourth quarter of 2021 VUMERITY was approved for the treatment of RRMS in the E.U., Switzerland and the U.K.
For 2021 compared to 2020, the 60.3% decrease in U.S. Fumarate revenue was primarily due to a decrease in TECFIDERA demand as a result of multiple TECFIDERA generic entrants entering the U.S. market. The decrease was partially offset by an increase in VUMERITY sales volumes in the U.S.
For 2021 compared to 2020, the 9.4% increase in rest of world Fumarate revenue was primarily due to an increase in TECFIDERA sales volumes of 6.2%.
In 2020 U.S. federal courts in West Virginia and Delaware entered judgments in favor of the defendants in patent infringement proceedings relating to TECFIDERA Orange-Book listed patents. We appealed both decisions. In late 2021 the Federal Circuit affirmed the judgment of the West Virginia federal court. The appeals in the Delaware cases were stayed and we expect will remain so until the decision in the West Virginia case becomes final.
Multiple TECFIDERA generic entrants are now in the U.S. market and have deeply discounted prices compared to TECFIDERA. The generic competition for TECFIDERA has significantly reduced our TECFIDERA revenue and is expected to continue to have a substantial and increasing negative impact on our U.S. TECFIDERA revenue in the future.
In May 2021 the European General Court annulled the EMA's decision not to validate applications for approval of TECFIDERA generics on the basis that the EMA conducted the wrong assessment when determining TECFIDERA's entitlement to regulatory data and marketing protection. Our Company, the EMA and the EC have each appealed the General Court’s decision as wrongly decided and the appeal is pending.
In November 2021 the CHMP of the EMA issued an ad hoc opinion referencing the General Court’s decision which concluded that "the totality of the available data cannot establish that [monoethyl fumarate] exerts a clinically relevant therapeutic contribution within FUMADERM." The EC will decide TECFIDERA’s entitlement to regulatory data and market protection. If data and market protection is not upheld, we could face generic competition in the E.U. as early as the first half of 2022, which would have an adverse impact on our TECFIDERA sales in the E.U. and our results of operations.
For additional information, please read Note 20, Litigation, to our consolidated financial statements included in this report.
We expect that TECFIDERA revenue will continue to decline in 2022, compared to 2021, as a result of increasing generic competition.
We expect an increase in VUMERITY sales volumes in 2022, compared to 2021, mostly driven by demand growth, including the continued launch of VUMERITY in the E.U.
Interferon
For 2021 compared to 2020, the 22.8% decrease in U.S. Interferon revenue was primarily due to a decrease in Interferon sales volumes of 18.7%. The net decline in sales volumes reflects the continued decline of the Interferon market as patients transition to other higher efficacy and oral MS therapies.

For 2021 compared to 2020, the 3.5% decrease in rest of world Interferon revenue was primarily due to a decrease in Interferon sales volumes of 3.8%.
We expect that Interferon revenue will continue to decline in both the U.S. and rest of world markets in 2022, compared to 2021, as a result of increasing competition from other MS products, including biosimilars, and further pricing reductions in certain European markets.
TYSABRI
For 2021 compared to 2020, the 4.1% increase in U.S. TYSABRI revenue was primarily due to an increase in pricing, partially offset by a decrease in sales volumes.
For 2021 compared to 2020, the 8.4% increase in rest of world TYSABRI revenue was primarily due to favorable volume impacts, partially offset by decreases in pricing.
We anticipate TYSABRI revenue to be relatively flat on a global basis in 2022, compared to 2021, despite increasing competition from additional treatments for MS. We expect to continue to face price reductions in certain European markets.
Spinal Muscular Atrophy
SPINRAZA
For 2021 compared to 2020, the 25.4% decrease in U.S. SPINRAZA revenue was primarily due to a decrease in sales volumes of 24.2%, resulting from increased competition.
For 2021 compared to 2020, the 4.2% increase in rest of world SPINRAZA revenue was primarily due to an increase in sales volumes, particularly in Latin America and certain distributor markets. These increases were offset by lower volumes resulting from increased competition in certain established markets, particularly Germany.
We face competition from a gene therapy product and an oral product. In 2022 we expect that SPINRAZA revenue will be subject to increased competition, likely resulting in continued patient discontinuations and a lower rate of new patient starts, combined with the impact of loading dose dynamics, as patients transition to dosing once every four months, and lower prices in certain rest of world countries.
For additional information on our collaboration arrangements with Ionis, please read Note 18, Collaborative and Other Relationships, to our consolidated financial statements included in this report.

Alzheimer's Disease
ADUHELM

(In millions)
$3.0
$3.0
$—
$—
2021
2020
2019
United States

In June 2021 the FDA granted accelerated approval of ADUHELM, which became commercially available in the U.S. during the second quarter of 2021.
We expect minimal sales of ADUHELM in 2022.
For additional information on our collaboration arrangements with Eisai, please read Note 18, Collaborative and Other Relationships, to our consolidated financial statements included in this report.
Biosimilars
BENEPALI, IMRALDI and FLIXABI
During the third quarter of 2021 BYOOVIZ, a biosimilar referencing LUCENTIS, was approved in the U.S., the E.U and the U.K.
For 2021 compared to 2020, the 4.4% increase in biosimilar revenue was primarily due to the favorable impact of higher volumes and foreign currency exchange, partially offset by decreases in pricing in certain markets.
We anticipate a slight decline in revenue from our biosimilars business in 2022 compared to 2021, despite the launch of BYOOVIZ in the U.S. and an anticipated modest increase in sales volume in 2022, as we continue to face price reductions in certain markets.
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

Biogen’s Share of Pre-tax Profits in the U.S. for RITUXAN and GAZYVA
The following table provides a summary of amounts comprising our share of pre-tax profits in the U.S. for RITUXAN and GAZYVA:

	For the Years Ended December 31,
(In millions)	2021	2020	2019
Product revenue, net	$2,032.0	$3,334.1	$4,747.4
Cost and expense	291.8	433.0	622.7
Pre-tax profits in the U.S.	$1,740.2	$2,901.1	$4,124.7
Biogen's share of pre-tax profits	$647.7	$1,080.2	$1,542.4
For 2021 compared to 2020, the decrease in U.S. product revenue, net was primarily due to a decrease in sales volumes of RITUXAN in the U.S. of 38.8%, primarily due to the onset of competition from multiple biosimilar products.
For 2021 compared to 2020, product revenue, net also reflects an increase in GAZYVA sales volumes of 8.5%.
For 2021 compared to 2020, the decrease in collaboration cost and expense was primarily due to lower cost of sales, distribution costs and selling and marketing expense related to RITUXAN.
We are aware of several other anti-CD20 molecules, including biosimilar products, that have been approved and are competing with RITUXAN and GAZYVA in the oncology and other markets. In November 2019, January 2020 and January 2021 biosimilar products referencing RITUXAN were launched in the U.S. and are being offered at lower prices. This competition has had a significant adverse impact on the pre-tax profits of our collaboration arrangements with Genentech, as the sales of RITUXAN have decreased substantially compared to prior periods. We expect that biosimilar competition will continue to increase as these products capture additional market share and that this will have a significant adverse impact on our co-promotion profits in the U.S. in future years.
Other Revenue from Anti-CD20 Therapeutic Programs
Other revenue from anti-CD20 therapeutic programs consist of royalty revenue on sales of OCREVUS and our share of pre-tax co-promotion profits from RITUXAN in Canada.
For 2021 compared to 2020, the increase in other revenue from anti-CD20 therapeutic programs was primarily due to sales growth of OCREVUS. Royalty revenue recognized on sales of OCREVUS for the years ended December 31, 2021, 2020 and 2019, totaled $991.7 million, $845.4 million and $687.5 million, respectively.
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
Other Revenue
Other revenue is summarized as follows:

	For the Years Ended December 31,			% Change		$ Change
				2021 vs. 2020	2020 vs. 2019	2021 vs. 2020	2020 vs. 2019
(In millions, except percentages)	2021	2020	2019
Revenue from collaborative and other relationships	$20.7	$21.6	$106.2	(4.2)%	(79.7)%	$(0.9)	$(84.6)
Other royalty and corporate revenue	455.6	753.0	601.5	(39.5)	25.2	(297.4)	151.5
Total other revenue	$476.3	$774.6	$707.7	(38.5)%	9.5%	$(298.3)	$66.9
Revenue from Collaborative and Other Relationships
Revenue from collaborative and other relationships primarily includes royalty revenue on biosimilar products from Samsung Bioepis.
For additional information on our collaborative arrangements with Samsung Bioepis, please read Note 18, Collaborative and Other Relationships, to our consolidated financial statements included in this report.

Other Royalty and Corporate Revenue
We receive royalties from net sales on products related to patents that we have out-licensed and we record other corporate revenue primarily from amounts earned under contract manufacturing agreements.
For 2021 compared to 2020, the decrease in other corporate revenue was primarily due to higher contract manufacturing revenue during the year ended December 31, 2020, resulting from $346.2 million in revenue related to the delivery of the license for certain of our manufacturing-related intellectual property to a contract manufacturing customer. For additional information, please read Note 4, Revenue, to our consolidated financial statements included in this report.
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
Reserves for discounts, contractual adjustments and returns that reduced gross product revenue are summarized as follows:
For the years ended December 31, 2021, 2020 and 2019, reserves for discounts and allowances as a percentage of gross product revenue were 28.6%, 27.1% and 24.3%, respectively.
Discounts
Discounts include trade term discounts and wholesaler incentives.
For 2021 compared to 2020, the decrease in discounts was primarily driven by a decrease in gross sales.
Contractual Adjustments
Contractual adjustments primarily relate to Medicaid and managed care rebates in the U.S., pharmacy rebates, co-payment (copay) assistance, Veterans Administration, 340B discounts, specialty pharmacy program fees and other government rebates or applicable allowances.
For 2021 compared to 2020, the decrease in contractual adjustments was primarily driven by lower TECFIDERA sales in the U.S., resulting in lower Medicaid, managed care and government rebates, partially offset by managed care rebates in the U.S. from VUMERITY sales.
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
For 2021 compared to 2020, return reserves were relatively consistent.
For additional information on our revenue reserves, please read Note 4, Revenue, to our consolidated financial statements included in this report.
Cost and Expense
A summary of total cost and expense is as follows:

	For the Years Ended December 31,			% Change		$ Change
				2021 vs. 2020	2020 vs. 2019	2021 vs. 2020	2020 vs. 2019
(In millions, except percentages)	2021	2020	2019
Cost of sales, excluding amortization and impairment of acquired intangible assets	$2,109.7	$1,805.2	$1,955.4	16.9%	(7.7)%	$304.5	$(150.2)
Research and development	2,501.2	3,990.9	2,280.6	(37.3)	75.0	(1,489.7)	1,710.3
Selling, general and administrative	2,674.3	2,504.5	2,374.7	6.8	5.5	169.8	129.8
Amortization and impairment of acquired intangible assets	881.3	464.8	489.9	89.6	(5.1)	416.5	(25.1)
Collaboration profit (loss) sharing	7.2	232.9	241.6	(96.9)	(3.6)	(225.7)	(8.7)
(Gain) loss on divestiture of Hillerød, Denmark manufacturing operations	—	(92.5)	55.3	nm	nm	92.5	(147.8)
(Gain) loss on fair value remeasurement of contingent consideration	(50.7)	(86.3)	(63.7)	(41.3)	35.5	35.6	(22.6)
Acquired in-process research and development	18.0	75.0	—	(76.0)	nm	(57.0)	75.0
Restructuring charges	—	—	1.5	nm	nm	—	(1.5)
Total cost and expense	$8,141.0	$8,894.5	$7,335.3	(8.5)%	21.3%	$(753.5)	$1,559.2

nm Not meaningful
Cost of Sales, Excluding Amortization and Impairment of Acquired Intangible Assets
Cost of sales, as a percentage of total revenue, were 19.2%, 13.4% and 13.6% for the years ended December 31, 2021, 2020 and 2019, respectively.
Product Cost of Sales
For 2021 compared to 2020, the increase in product cost of sales was primarily due to product mix and higher cost of sales associated with contract manufacturing agreements. The increase was also due to the write-off of ADUHELM inventory during the year ended December 31, 2021, as discussed below.
Inventory amounts written down as a result of excess, obsolescence or unmarketability totaled $167.6 million, $26.6 million and $52.2 million for the years ended December 31, 2021, 2020 and 2019, respectively.
During the fourth quarter of 2021 we recorded approximately $164.0 million of charges associated with inventory and purchase commitments in excess of forecasted demand related to ADUHELM, which was recognized in cost of sales within our consolidated statements of income. In addition, we recognized the expected share of these charges from Eisai's 45.0% share in collaboration profit (loss) sharing within our consolidated statements of income. As of December 31, 2021, we had approximately $223.0 million of inventory related to ADUHELM. We may record additional write-downs of ADUHELM inventory if the final NCD is not broader than the proposed NCD.
For additional information, please read Note 18, Collaborative and Other Relationships, to our consolidated financial statements included in this report.
Royalty Cost of Sales
For 2021 compared to 2020, the increase in royalty cost of sales was primarily due to higher royalties payable on higher sales of TYSABRI and VUMERITY.
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
For 2021 compared to 2020, the decrease in research and development expense was primarily due to approximately $1,084.0 million, $601.3 million and $208.0 million in upfront payments recognized upon the closing of our collaborations with Sage, Denali and Sangamo, respectively, in 2020. This decrease was partially offset by approximately $125.0 million in an upfront payment recognized upon the closing of our collaboration with InnoCare in the third quarter of 2021, the development of zuranolone for the potential treatment of MDD and PPD, the development of BIIB124 (SAGE-324) for the potential treatment of essential tremor, which we are developing in collaboration with Sage, and closeout costs associated with BIIB111 (timrepigene emparvovec) and BIIB112 (cotoretigene).
In 2021 we recorded upfront payments related to our new collaborations as part of research and development expense. Excluding upfront payments, we expect our core research and development expense to increase in 2022, driven by continued investment in our pipeline. We intend to continue committing significant resources to targeted research and development opportunities where there is a significant unmet need and where a drug candidate has the potential to be highly differentiated.
Milestone and Upfront Expense
Research and development expense for 2021 includes:
•$125.0 million charge to research and development expense in connection with the upfront payment associated with entering into our collaboration with InnoCare in the third quarter of 2021;
•$60.0 million charge to research and development expense upon the exercise of our option under our collaboration agreement with Ionis to develop and commercialize BIIB115, a preclinical investigational ASO in development for SMA;
•$30.0 million charge to research and development expense related to the option exercise fee payable to Genentech to jointly develop and commercialize mosunetuzumab, a late-stage bispecific antibody in development for B-cell non-Hodgkin's lymphoma and other therapeutic areas; and
•$30.0 million charge to research and development expense in connection with the upfront payment associated with entering into a commercialization and license agreement with Bio-Thera to develop, manufacture and commercialize BAT1806, a proposed biosimilar referencing ACTEMRA.
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
Early Stage Programs
For 2021 compared to 2020, the decrease in spending related to our early stage programs was primarily due to a decrease in costs associated with:
•the discontinuation of opicinumab (anti-LINGO) in MS;

•the discontinuation of BIIB054 (cinpanemab) in Parkinson's disease and the discontinuation of gosuranemab (BIIB092) in Alzheimer's disease;
•the advancement of dapirolizumab pego, an anti-CD40L pegylated Fab that we are developing in collaboration with UCB, for the potential treatment of SLE into late stage; and
•the advancement of BIIB059 (anti-BDCA2) for the potential treatment of SLE into late stage.
These decreases were partially offset by an increase in costs associated with:
•an increase in spending in the development of BIIB124 for the potential treatment of essential tremor;
•an increase in spending in the development of BIIB122 (DNL151) for the potential treatment of Parkinson's disease, which we are developing in collaboration with Denali; and
•an increase in spending in the development of BIIB135 (orelabrutinib) for the potential treatment of MS.
Late Stage Programs
For 2021 compared to 2020, the increase in spending associated with our late stage programs was primarily due to:
•an increase in spending in the development of zuranolone for the potential treatment of MDD and PPD;
•the advancement of dapirolizumab pegol for the potential treatment of SLE into late stage;
•the advancement of BIIB059 for the potential treatment of SLE into late stage;
•an increase in spending related to our option exercise with Genentech to jointly develop and commercialize mosunetuzumab, a late-stage bispecific antibody in development for B-cell non-Hodgkin's lymphoma and other therapeutic areas;
•an increase in spending related to lecanemab; and
•close out costs related to BIIB111.
These increases were partially offset by a decrease in costs associated with the advancement of ADUHELM from late stage to marketed.
Marketed Programs
For 2021 compared to 2020, the increase in spending associated with our marketed programs was primarily due to an increase in costs associated with:
•the advancement of ADUHELM from late stage to marketed upon the accelerated approval of ADUHELM in the U.S.
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
Selling, General and Administrative
For 2021 compared to 2020, the increase in selling, general and administrative expense was primarily due to an increase in personnel in support of the launch of ADUHELM in the U.S. Beginning in the second quarter of 2021, reimbursement from Eisai for its share of U.S. ADUHELM selling, general and administrative expense is recognized in collaboration profit (loss) sharing in our consolidated statements of income.
In 2022 we expect selling, general and administrative costs to decrease as we plan to implement cost-reduction measures with a significant portion expected to be realized in 2022.

Amortization and Impairment of Acquired Intangible Assets
Our amortization expense is based on the economic consumption and impairment of intangible assets. Our most significant amortizable intangible assets are related to our TYSABRI, AVONEX, SPINRAZA, VUMERITY and TECFIDERA (rest of world) products and other programs acquired through business combinations.
For the year ended December 31, 2021, amortization and impairment of acquired intangible assets reflects the impact of a $365.0 million impairment charge related to BIIB111, a $220.0 million impairment charge related to BIIB112 and a $44.3 million impairment charge related to vixotrigine (BIIB074) for the potential treatment of trigeminal neuralgia (TGN).
For the year ended December 31, 2020, amortization and impairment of acquired intangible assets reflects the impact of a $115.0 million impairment charge related to BIIB111, a $75.4 million impairment charge related to BIIB054 and a $19.3 million impairment charge related to one of our other IPR&D intangible assets.
Amortization of acquired intangible assets, excluding impairment charges, totaled $252.0 million, $255.1 million and $274.0 million for the years ended December 31, 2021, 2020 and 2019, respectively.
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
The performance of this additional clinical trial delayed the initiation of the Phase 3 studies of vixotrigine for the potential treatment of TGN, and, as a result, we recognized an impairment charge of $44.3 million related to vixotrigine for the potential treatment of TGN during the first quarter of 2021. As of December 31, 2021, the carrying value associated with the remaining IPR&D asset for DPN was $132.7 million and the fair value of this asset was not significantly in excess of its carrying value.

BIIB111 and BIIB112
During the fourth quarter of 2020 we recognized an impairment charge of $115.0 million related to BIIB111 as a result of third-party manufacturing delays that impacted the timing and increased the costs associated with advancing BIIB111 through Phase 3 development.
During the second quarter of 2021 we announced that our Phase 3 STAR study of BIIB111 and our Phase 2/3 XIRIUS study of BIIB112 did not meet their primary endpoints. In the third quarter of 2021 we suspended further development on these programs based on the decision by management as part of its strategic review process. For the year ended December 31, 2021, we recognized an impairment charge of $365.0 million related to BIIB111 and an impairment charge of $220.0 million related to BIIB112, reducing the remaining book values of these IPR&D intangible assets to zero.
In addition, for the year ended December 31, 2021, as a result of our decision to suspend further development of BIIB111 and BIIB112, we recognized charges of approximately $39.1 million related to our manufacturing arrangements and other costs that we expect to incur as a result of suspending these programs, which were recorded as research and development expense in our consolidated statements of income.
For additional information on the amortization and impairment of our acquired intangible assets, please read Note 6, Intangible Assets and Goodwill, to our consolidated financial statements included in this report.
Collaboration Profit (Loss) Sharing
Collaboration profit (loss) sharing primarily includes Samsung Bioepis' 50.0% share of the profit or loss related to our biosimilars commercial agreement with Samsung Bioepis and, beginning in the second quarter of 2021, Eisai's 45.0% share of income and expense in the U.S. related to the ADUHELM Collaboration Agreement.
For the years ended December 31, 2021, 2020 and 2019 we recognized net profit-sharing expense of $285.4 million, $266.5 million and $241.6 million, respectively, to reflect Samsung Bioepis’ 50.0% sharing of the net collaboration profits.
For the year ended December 31, 2021, we recognized net profit-sharing income of $233.2 million to reflect Eisai's 45.0% share of loss related to the ADUHELM Collaboration Agreement. We also recognized net profit-sharing income of $45.0 million to reflect Eisai's 45.0% share of the $100.0 million milestone payment made to Neurimmune related to the launch of ADUHELM in the U.S.
For the year ended December 31, 2020, we recognized net profit-sharing income of $33.8 million to reflect Eisai's 45.0% share of the $75.0 million milestone payment made to Neurimmune related to the completed submission of the BLA for the approval of ADUHELM to the FDA.
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
The gain on fair value remeasurement of contingent consideration for 2021 was primarily due to reductions in the probability of technical and regulatory success and delays in the expected timing of the achievement of certain remaining developmental milestones related to our vixotrigine programs.
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
Other Income (Expense), Net
For 2021 compared to 2020, the change in other income (expense), net primarily reflects net unrealized losses on our holdings in equity securities.
For the year ended December 31, 2021, net unrealized losses and realized gains on our holdings in equity securities were approximately $831.4 million and $10.3 million, respectively, compared to net unrealized and realized gains of $681.8 million and $12.1 million, respectively, in 2020. The net unrealized losses recognized during the year ended December 31, 2021, primarily reflect decreases in the aggregate fair value of our investments in Denali, Sage, Sangamo and Ionis common stock of approximately $819.6 million.
For the year ended December 31, 2021, net interest expense was $242.6 million, compared to $180.5 million in 2020. This increase was primarily due to a lower amount of interest being capitalized to capital projects in 2021, compared to 2020, due to a portion of our Solothurn facility being placed in service in 2021 and lower interest income earned on our investments in 2021, compared to 2020. On April 30, 2020, we issued our senior unsecured notes for an aggregate principal amount of $3.0 billion (2020 Senior Notes).
We expect a moderate increase in interest expense in 2022, compared to 2021, primarily due to lower interest being capitalized as a result of assets being placed into service during 2021.
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
For the year ended December 31, 2021, compared to 2020, the decrease in our effective tax rate, excluding the impact of the Neurimmune deferred tax asset, as discussed below, was primarily due to the change in the territorial mix of our profitability, which included the adverse effect of generic competition for TECFIDERA in the U.S. market, the tax impacts of the BIIB111 and BIIB112 impairment charges and the impact of the non-cash tax effects of changes in the value of our equity investments, where we recorded net unrealized losses in 2021 and net unrealized gains in 2020. Our 2020 effective tax rate also reflected an income tax expense related to the establishment of a valuation allowance against certain deferred tax assets, the realization of which is dependent on future sales of TECFIDERA in the U.S.
In addition, for the year ended December 31, 2021, compared to 2020, the decrease in our effective tax rate was significantly impacted by a current year deferred tax benefit in Switzerland resulting from the accelerated approval of ADUHELM by the FDA in the U.S., recognized during the second quarter of 2021. We recorded a net deferred tax asset of approximately $490.0 million during the second quarter of 2021. The net deferred tax asset is comprised of approximately $945.0 million of gross deferred tax asset, reduced by approximately $455.0 million of unrecognized tax benefit. During the fourth quarter of 2021 we recorded a valuation allowance of approximately $390.0 million related to this deferred tax asset. The deferred tax benefit relates to Neurimmune's tax basis in ADUHELM, the realization of which is dependent on future sales of ADUHELM and approval of the Swiss cantonal tax authorities, with an equal and offsetting amount assigned to net income (loss) attributable to noncontrolling interests, net of tax in our consolidated statements of income, resulting in a zero net impact to net income attributable to Biogen Inc.
For additional information on our collaboration arrangement with Neurimmune, please read Note 19, Investments in Variable Interest Entities, to our consolidated financial statements included in this report.
For additional information on our income taxes please read Note 16, Income Taxes, to our consolidated financial statements included in this report.
Accounting for Uncertainty in Income Taxes
For additional information on our uncertain tax positions and income tax rate reconciliation for 2021, 2020 and 2019, please read Note 16, Income Taxes, to our consolidated financial statements included in this report.
Equity in (Income) Loss of Investee, Net of Tax
In February 2012 we entered into a joint venture agreement with Samsung BioLogics establishing an entity, Samsung Bioepis, to develop, manufacture and market biosimilar products.
In June 2018 we exercised our option under our joint venture agreement to increase our ownership percentage in Samsung Bioepis from approximately 5.0% to approximately 49.9%. The share purchase transaction was completed in November 2018. As of December 31, 2021, our ownership percentage remained at approximately 49.9%.
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
For the year ended December 31, 2021, we recognized net income on our investment of $34.9 million, reflecting our share of Samsung Bioepis' operating profits, net of tax totaling $64.6 million offset by amortization of basis differences totaling $29.7 million.
For the year ended December 31, 2020, we recognized net income on our investment of $5.3 million, reflecting our share of Samsung Bioepis' operating profits, net of tax totaling $45.3 million offset by amortization of basis differences totaling $40.0 million.
Net income on our investment for the year ended December 31, 2021, reflects a $31.2 million benefit related to the release of a valuation allowance on deferred tax assets associated with Samsung Bioepis. The valuation allowance was released in the second quarter of 2021 based on a consideration of the positive and negative evidence, including the historic earnings of Samsung Bioepis.
For additional information on our collaboration arrangements with Samsung Bioepis, please read Note 18, Collaborative and Other Relationships, to our consolidated financial statements included in this report.

Noncontrolling Interests, Net of Tax
Our consolidated financial statements include the financial results of our variable interest entity, Neurimmune, as we determined that we are the primary beneficiary.
For 2021 the change in net income (loss) attributable to noncontrolling interests, net of tax, was primarily due to the recognition of a current year deferred tax benefit associated with the accelerated approval of ADUHELM by the FDA in the U.S. During the second quarter of 2021 we recorded a net deferred tax asset of approximately $490.0 million related to Neurimmune's tax basis in ADUHELM, the realization of which is dependent on future sales of ADUHELM and approval of the Swiss cantonal tax authorities.
During the fourth quarter of 2021 we recorded a valuation allowance of approximately $390.0 million related to this deferred tax asset. There is an equal and offsetting amount assigned to net income (loss) attributable to noncontrolling interests, net of tax in our consolidated statements of income, resulting in a zero net impact to net income attributable to Biogen Inc.
For 2021 the change in net income (loss) attributable to noncontrolling interests, net of tax, was also due to the $100.0 million milestone payment to Neurimmune related to the launch of ADUHELM in the U.S. during the second quarter of 2021.
For 2020 the change in net income (loss) attributable to noncontrolling interests, net of tax, was primarily due to the $75.0 million milestone payment to Neurimmune related to the completed submission of the BLA for the approval of ADUHELM to the FDA.
For additional information on our collaboration agreement with Neurimmune, please read Note 19, Investments in Variable Interest Entities, to our consolidated financial statements included in this report.
For additional information on our income taxes please read Note 16, Income Taxes, to our consolidated financial statements included in this report.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Our financial condition is summarized as follows:

	As of December 31,		% Change
(In millions, except percentages)	2021	2020	2021 vs. 2020
Financial assets:
Cash and cash equivalents	$2,261.4	$1,331.2	69.9%
Marketable securities — current	1,541.1	1,278.9	20.5
Marketable securities — non-current	892.0	772.1	15.5
Total cash, cash equivalents and marketable securities	$4,694.5	$3,382.2	38.8%
Borrowings:
Current portion of notes payable	$999.1	$—	nm
Notes payable	6,274.0	7,426.2	(15.5)
Total borrowings	$7,273.1	$7,426.2	(2.1)%
Working Capital:
Current assets	$7,856.5	$6,887.1	14.1%
Current liabilities	(4,298.2)	(3,742.2)	14.9
Total working capital	$3,558.3	$3,144.9	13.1%

nm Not meaningful
For the year ended December 31, 2021, certain significant cash flows were as follows:
•$3.6 billion in net cash flow provided by operating activities, which reflected an upfront payment of $125.0 million made in connection with entering into our collaboration with InnoCare and recognized as research and development expense;
•$1.8 billion used for share repurchases;
•$170.0 million used in connection with our Exchange Offer;
•$258.1 million used for purchases of property, plant and equipment;
•$247.9 million in total net payments for income taxes; and
•$100.0 million milestone payment to Neurimmune.
For the year ended December 31, 2020, certain significant cash flows were as follows:
•$4.2 billion in net cash flows provided by operating activities, which reflected $1.9 billion of upfront payments and the premium on stock purchases made in connection with entering into our collaborations with Sage, Denali and Sangamo and recognized as research and development expense;
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
Overview
We have historically financed our operating and capital expenditures primarily through cash flow earned through our operations. We expect our operating expenditures, particularly those related to research and development, clinical trials, commercialization of new products and international expansion to continue to grow. However, we expect to continue funding our current and planned operating requirements primarily through our cash flow earned from our operations as well as our existing cash resources. We believe generic competition for TECFIDERA in the U.S. will continue to reduce our cash flow from operations in 2022 and will have a significant adverse impact on our future cash flow from operations. Additionally, in 2022 we will repay or refinance $1.0 billion related to our 3.625% Senior Note due September 15, 2022.
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
As of December 31, 2021, we had cash, cash equivalents and marketable securities totaling approximately $4.7 billion compared to approximately $3.4 billion as of December 31, 2020. The change in cash, cash equivalents and marketable securities at December 31, 2021, from December 31, 2020, was primarily due to net cash flow provided by operating activities, partially offset by cash used for share repurchases and capital expenditures, cash payments made in connection with our Exchange Offer and a milestone payment made to Neurimmune.
Investments and other assets in our consolidated balance sheet as of December 31, 2021 and 2020, include the carrying value of our investment in Samsung Bioepis of $599.9 million and $620.2 million, respectively. As Samsung Bioepis is a privately-held entity, our ability to liquidate our investment in Samsung Bioepis may be limited and we may realize significantly less than the value of such investment. The investment is also subject to foreign currency exchange fluctuations.
In connection with our collaboration with Sangamo, we purchased approximately 24 million shares of Sangamo common stock in April 2020. As of December 31, 2021 and 2020, the fair value of this investment was $173.7 million and $333.7 million, respectively.
In connection with our collaboration with Denali, we purchased approximately 13 million shares of Denali common stock in September 2020. As of December 31, 2021 and 2020, the fair value of this investment was $550.7 million and $935.7 million, respectively.
In connection with our collaboration with Sage, we purchased approximately 6.2 million shares of Sage common stock in December 2020. As of December 31, 2021 and 2020, the fair value of this investment was $231.9 million and $433.9 million, respectively.
Our investment in Ionis common stock had a fair value of $87.5 million and $249.1 million as of December 31, 2021 and 2020, respectively. The decrease was partially due to the sale of a portion of our investment in Ionis common stock during the first quarter of 2021.
For additional information on our collaboration arrangements with Samsung Bioepis, Sangamo, Denali, Sage and Ionis, please read Note 18, Collaborative and Other Relationships, to our consolidated financial statements included in this report.
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
For a summary of the fair values of our outstanding borrowings as of December 31, 2021 and 2020, please read Note 7, Fair Value Measurements, to our consolidated financial statements included in this report.
Credit Facility
In January 2020 we entered into a $1.0 billion, five-year senior unsecured revolving credit facility under which we are permitted to draw funds for working capital and general corporate purposes. The terms of the revolving credit facility include a financial covenant that requires us not to exceed a maximum consolidated leverage ratio. As of December 31, 2021 and 2020, we had no outstanding borrowings and were in compliance with all covenants under this facility.
Working Capital
Working capital is defined as current assets less current liabilities. Working capital was $3.6 billion and $3.1 billion as of December 31, 2021 and 2020, respectively. The change in working capital reflects an increase in total current assets of approximately $969.4 million and an increase in total current liabilities of approximately $556.0 million.
The increase in total current assets was primarily driven by an increase in net cash, cash equivalents and marketable securities, due to net cash flow provided by operating activities, partially offset by cash used for share repurchases and capital expenditures, cash payments made in connection with our Exchange Offer and a milestone payment made to Neurimmune.
The increase in total current liabilities was primarily due to the reclassification of $1.0 billion of our Senior Notes due September 15, 2022, to current liabilities from notes payable, as these Senior Notes are due within one year. This increase was partially offset by a reduction in accounts payable as well as accrued expense and other, which was primarily related to decreases in the accrual of contingent payments, the accrual for employee compensation and benefits and the fair values of derivative liabilities.
Share Repurchase Programs
In October 2020 our Board of Directors authorized our 2020 Share Repurchase Program, which is a program to repurchase up to $5.0 billion of our common stock. Our 2020 Share Repurchase Program does not have an expiration date. All share repurchases under our 2020 Share Repurchase Program will be retired. Under our 2020 Share Repurchase Program, we repurchased and retired approximately 6.0 million and 1.6 million shares of our common stock at a cost of approximately $1.8 billion and $400.0 million during the years ended December 31, 2021 and 2020, respectively. Approximately $2.8 billion remained available under our 2020 Share Repurchase Program as of December 31, 2021.
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

Cash Flow
The following table summarizes our cash flow activity:

	For the Years Ended December 31,			% Change
				2021 vs. 2020	2020 vs. 2019
(In millions, except percentages)	2021	2020	2019
Net cash flow provided by operating activities	$3,639.9	$4,229.8	$7,078.6	(13.9)%	(40.2)%
Net cash flow provided by (used in) investing activities	(563.7)	(608.6)	470.5	7.4	(229.4)
Net cash flow used in financing activities	(2,086.2)	(5,272.7)	(5,860.4)	60.4	10.0

nm Not meaningful
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
For 2021 compared to 2020, the decrease in net cash flow provided by operating activities was primarily due to lower net income. Net income in 2020 reflected approximately $1,084.0 million, $601.3 million and $208.0 million of upfront payments made in connection with entering into our collaborations with Sage, Denali and Sangamo, respectively.
Investing Activities
For 2021 compared to 2020, the decrease in net cash flow used in investing activities was primarily due to the purchases of the common stock of Sangamo, Denali and Sage totaling $1.0 billion during 2020 as well as higher capital expenditures and acquisitions of IPR&D and other intangible assets in 2020, partially offset by higher net proceeds received from the sale of marketable securities in 2020 as compared to the current year.
Financing Activities
For 2021 compared to 2020, the decrease in net cash flow used in financing activities was primarily due to the greater number of shares repurchased in 2020 as compared to the comparative period in 2021, partially offset by cash used in connection with our Exchange Offer and a milestone payment to Neurimmune in 2021.

Contractual Obligations and Off-Balance Sheet Arrangements
Contractual Obligations
The following table summarizes our contractual obligations as of December 31, 2021, excluding amounts related to uncertain tax positions, funding commitments, contingent development, regulatory and commercial milestone payments, contingent payments and contingent consideration related to our business combinations, as described below.

	Payments Due by Period
(In millions)	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	After 5 Years
Non-cancellable operating leases (1)(2)	$321.1	$71.7	$112.8	$71.3	$65.3
Long-term debt obligations (3)	11,580.3	1,259.9	465.4	2,126.8	7,728.2
Purchase and other obligations (4)	982.9	230.1	509.1	239.2	4.5
Defined benefit obligation	132.4	—	—	—	132.4
Total contractual obligations	$13,016.7	$1,561.7	$1,087.3	$2,437.3	$7,930.4

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
(4) Purchase and other obligations include $633.0 million related to the remaining payments on a one-time mandatory deemed repatriation tax on accumulated foreign subsidiaries' previously untaxed foreign earnings (the Transition Toll Tax) and $10.8 million related to the fair value of net liabilities on derivative contracts.
Royalty Payments
TYSABRI
We are obligated to make contingent payments of 18.0% on annual worldwide net sales of TYSABRI up to $2.0 billion and 25.0% on annual worldwide net sales of TYSABRI that exceed $2.0 billion. Royalty payments are recognized as cost of sales in our consolidated statements of income.
SPINRAZA
We make royalty payments on annual worldwide net sales of SPINRAZA using a tiered royalty rate between 11.0% and 15.0%, which are recognized as cost of sales in our consolidated statements of income.
VUMERITY
In October 2019 the FDA approved VUMERITY for the treatment of RMS. During the fourth quarter of 2021 VUMERITY was approved for the treatment of RRMS in the E.U., Switzerland and the U.K. Under our agreement with Alkermes Pharma Ireland Limited, a subsidiary of Alkermes plc (Alkermes), we make royalty payments to Alkermes on worldwide net sales of VUMERITY using a royalty rate of 15.0%, which are recorded as cost of sales in our consolidated statements of income.
In October 2019 we entered into a new supply agreement and amended our license and collaboration agreement with Alkermes. We have elected to initiate a technology transfer and, following a transition period, to manufacture VUMERITY or have VUMERITY manufactured by a third-party we have engaged in exchange for paying an increased royalty rate to Alkermes on any portion of future worldwide net sales of VUMERITY that is manufactured by us or our designee. For additional information on our collaboration arrangement with Alkermes, please read Note 18, Collaborative and Other Relationships, to our consolidated financial statements included in this report.
Contingent Consideration related to Business Combinations
In connection with our acquisition of Convergence Pharmaceuticals Ltd. we agreed to make additional payments based upon the achievement of certain milestone events.
We recognized the contingent consideration liabilities associated with this acquisition at their fair value on the acquisition date and revalue these obligations each reporting period. We may pay up to approximately $400.0 million in remaining milestones related to this acquisition.
Contingent Development, Regulatory and Commercial Milestone Payments
Based on our development plans as of December 31, 2021, we could trigger potential future milestone payments to third-parties of up to approximately $10.0 billion, including approximately $2.0 billion in development milestones, approximately

$900.0 million in regulatory milestones and approximately $7.1 billion in commercial milestones, as part of our various collaborations, including licensing and development programs. Payments under these agreements generally become due and payable upon achievement of certain development, regulatory or commercial milestones. Because the achievement of these milestones was not considered probable as of December 31, 2021, such contingencies have not been recorded in our financial statements. Amounts related to contingent milestone payments are not considered contractual obligations as they are contingent on the successful achievement of certain development, regulatory or commercial milestones.
If certain clinical and commercial milestones are met, we may pay up to $133.9 million in milestones in 2022 under our current agreements. Additionally, if aducanumab receives regulatory approval in the jurisdictions where we have submitted filings, we may pay up to $100.0 million in additional milestones to Neurimmune, which includes $50.0 million if launched in three or more countries in the E.U. and $50.0 million if launched in Japan. Milestones payable to Neurimmune are shared expenses under the ADUHELM Collaboration Agreement.
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
Other Funding Commitments
As of December 31, 2021, we have several ongoing clinical studies in various clinical trial stages. Our most significant clinical trial expenditures are to CROs. The contracts with CROs are generally cancellable, with notice, at our option. We recorded accrued expense of approximately $27.3 million in our consolidated balance sheets for expenditures incurred by CROs as of December 31, 2021. We have approximately $676.1 million in cancellable future commitments based on existing CRO contracts as of December 31, 2021.
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
Tax Related Obligations
We exclude liabilities pertaining to uncertain tax positions from our summary of contractual obligations as we cannot make a reliable estimate of the period of cash settlement with the respective taxing authorities. As of December 31, 2021, we have approximately $106.8 million of liabilities associated with uncertain tax positions.
As of December 31, 2021 and 2020, we have accrued income tax liabilities of approximately $633.0 million and $697.0 million, respectively, under the Transition Toll Tax. Of the amounts accrued as of December 31, 2021, approximately $72.7 million is expected to be paid within one year. The Transition Toll Tax will be paid in installments over an eight--year period, which started in 2018, and will not accrue interest.
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
Legal Matters
For a discussion of legal matters as of December 31, 2021, please read Note 20, Litigation, to our consolidated financial statements included in this report.
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
Revenue Recognition
We recognize revenue when our customer obtains control of promised goods or services, in an amount that reflects the consideration which we expect to receive in exchange for those goods or services. We recognize revenue following the five-step model prescribed under Financial Accounting Standards Board (FASB) Accounting Standards Codification 606, Revenue from Contracts with Customers: (i) identify contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) we satisfy the performance obligations.
Product Revenue
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
Product revenue is recognized when the customer obtains control of our product, which occurs at a point in time, typically upon delivery to the customer. We expense incremental costs of obtaining a contract as and when incurred if the expected amortization period of the asset that we would have recognized is one year or less or the amount is immaterial.
Reserves for Discounts and Allowances
Product revenue is recorded net of reserves established for applicable discounts and allowances that are offered within contracts with our customers, health care providers or payors, including those associated with the implementation of pricing actions in certain of the international markets in which we operate. Our process for estimating reserve established for these variable consideration components do not differ materially fro our historical practices.
Product revenue reserves, which are classified as a reduction in product revenue, are generally characterized in the following categories: discounts, contractual adjustments and returns.
These reserves are based on estimates of the amounts earned or to be claimed on the related sales and are classified as reductions of accounts receivable (if the amount is payable to our customer) or a liability (if the amount is payable to a party other than our customer). Our estimates of reserves established for variable consideration are calculated based upon a consistent application of our methodology utilizing the expected value method. These estimates reflect our historical experience, current contractual and statutory requirements, specific known market events and trends, industry data and forecasted customer buying and payment patterns. The transaction price, which includes variable consideration reflecting the impact of discounts and allowances, may be subject to constraint and is included in the net sales price only to the extent that it is probable that a significant reversal of the amount of the cumulative revenue recognized will not occur in a future period. Actual amounts may ultimately differ from our estimates. If actual results vary, we adjust these estimates, which could have an effect on earnings in the period of adjustment.
As of December 31, 2021, a 10.0% change in our discounts, contractual adjustments and reserves would have resulted in a decrease of our pre-tax earnings by approximately $359.7 million.
In addition to discounts, rebates and product returns, we also maintain certain customer service contracts with distributors and other customers in the distribution channel that provide us with inventory management, data and distribution services, which are generally reflected as a reduction of revenue. To the extent we can demonstrate a separable benefit and fair value for these services we classify these payments in selling, general and administrative expense in our consolidated statements of income.

For additional information on our revenue, please read Note 4, Revenue, to our consolidated financial statements included in this report.
Inventory
At each reporting period we review our inventories for excess or obsolescence and write-down obsolete or otherwise unmarketable inventory to its estimated net realizable value. The determination of obsolete or excess inventory, requires management to make estimates based on assumptions about the future demand of our products, product expiration dates, estimated future sales and our general future plans. If customer demand subsequently differs from our forecasts, requirements for inventory write-offs that differ from our estimates may become necessary.
Although we believe that the assumptions we use in estimating inventory write-downs are reasonable, no assurance can be given that significant future changes in these assumptions or changes in future events and market conditions could result in different estimates.
During the fourth quarter of 2021 we wrote-off approximately $120.0 million of inventory in excess of forecasted demand related to ADUHELM. As of December 31, 2021, we had approximately $223.0 million of inventory related to ADUHELM. We may record additional write-downs of ADUHELM inventory if the final NCD is not broader than the proposed NCD.
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
•projecting regulatory approvals;
•estimating future cash flow from product sales resulting from completed products and in process projects; and
•developing appropriate discount rates and probability rates by project.
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
Based on our most recent impairment assessment we incurred impairment charges of approximately $629.3 million for the year ended December 31, 2021, mainly related to the discontinuation of IPR&D programs. For additional information on our impairments, Note 6, Intangible Assets and Goodwill, to our consolidated financial statements included in this report.
Our most significant intangible assets are our acquired and in-licensed rights and patents. Acquired and in-licensed rights and patents primarily relate to our acquisition of all remaining rights to TYSABRI from Elan. We amortize the intangible assets related to our TYSABRI, AVONEX, SPINRAZA, VUMERITY and TECFIDERA (rest of world) products using the economic consumption method based on revenue generated from the products underlying the related intangible assets. An analysis of the anticipated lifetime revenue of our TYSABRI, AVONEX, SPINRAZA, VUMERITY and TECFIDERA (rest of world) products is performed annually during our long-range planning cycle and whenever events or changes in circumstances would significantly affect the anticipated lifetime revenue of our TYSABRI, AVONEX, SPINRAZA, VUMERITY and TECFIDERA (rest of world) products.
For additional information on the impairment charges related to our long-lived assets during 2021, 2020 and 2019, please read Note 6, Intangible Assets and Goodwill, to our consolidated financial statements included in this report.
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
ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are subject to certain risks that may affect our results of operations, cash flow and fair values of assets and liabilities, including volatility in foreign currency exchange rates, interest rate movements and equity price exposure as well as changes in economic conditions in the markets in which we operate as a result of the COVID-19 pandemic. We manage the impact of foreign currency exchange rates and interest rates through various financial instruments, including derivative instruments such as foreign currency forward contracts, interest rate lock contracts and interest rate swap contracts. We do not enter into financial instruments for trading or speculative purposes. The counterparties to these contracts are major financial institutions, and there is no significant concentration of exposure with any one counterparty.
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
During the second quarter of 2018 the International Practices Task Force of the Center for Audit Quality categorized Argentina as a country with a projected three-year cumulative inflation rate greater than 100.0%, which indicated that Argentina’s economy is highly inflationary. This categorization did not have a material impact on our results of operations or financial position as of December 31, 2021, and is not expected to have a material impact on our results of operations or financial position in the future.
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
Our ability to mitigate the impact of foreign currency exchange rate changes on revenue and net income diminishes as significant foreign currency exchange rate fluctuations are sustained over extended periods of time. In particular, devaluation or significant deterioration of foreign currency exchange rates are difficult to mitigate and likely to negatively impact earnings. The cash flow from these contracts are reported as operating activities in our consolidated statements of cash flow.
Balance Sheet Risk Management Hedging Program
We also use forward contracts to mitigate the foreign currency exposure related to certain balance sheet items. The primary objective of our balance sheet risk management program is to mitigate the exposure of foreign currency denominated net monetary assets and liabilities of foreign affiliates. In these instances, we principally utilize currency forward contracts. We have not elected hedge accounting for the balance sheet related items. The cash flow from these contracts are reported as operating activities in our consolidated statements of cash flow.
The following quantitative information includes the impact of currency movements on forward contracts used in our revenue, operating expense and balance sheet hedging programs. As of December 31, 2021 and 2020, a hypothetical adverse 10.0% movement in foreign currency exchange rates compared to the U.S. dollar across all maturities would result in a hypothetical decrease in the fair value of forward contracts of approximately $333.1 million and $458.2 million, respectively. The estimated fair value change was determined by measuring the impact of the hypothetical exchange rate movement on outstanding forward contracts. Our use of this methodology to quantify the market risk of such instruments is subject to assumptions and actual impact could be significantly different. The quantitative information about market risk is limited because it does not take into account all foreign currency operating transactions.
Net Investment Hedge Program
Our net investment hedging program is designed to mitigate currency fluctuations between the U.S. dollar and the South Korean won as a result of our approximately 49.9% ownership interest in Samsung Bioepis. We entered into foreign currency forward contracts to hedge changes in the spot rate over the next 10 months. As of December 31, 2021 and 2020, a hypothetical adverse 10.0% movement would result in a hypothetical decrease in fair value of approximately $58.7 million and $56.9 million, respectively. The estimated fair value was determined by measuring the impact of the hypothetical spot rate movement on outstanding forward contracts. We plan to unwind our foreign currency forward contracts in conjunction with the closing of our proposed sale of our ownership interest in Samsung Bioepis to Samsung Biologics. Closing of the transaction is currently anticipated in mid-2022, contingent on the effectiveness of a securities registration statement filed by Samsung Biologics and satisfaction of certain regulatory and other customary closing conditions.
Interest Rate Risk
Our investment portfolio includes cash equivalents and short-term investments. The fair value of our marketable securities is subject to change as a result of potential changes in market interest rates. The potential change in fair value for interest rate sensitive instruments has been assessed on a hypothetical 100 basis point adverse movement across all maturities. As of December 31, 2021 and 2020, we estimate that such hypothetical 100 basis point adverse movement would result in a hypothetical loss in fair value of approximately $14.3 million and $13.2 million, respectively, to our interest rate sensitive instruments. The fair values of our investments were determined using third-party pricing services or other market observable data.
Credit Risk
Financial instruments that potentially subject us to concentrations of credit risk include cash and cash equivalents, investments, derivatives and accounts receivable. We attempt to minimize the risks related to cash and cash equivalents and investments by investing in a broad and diverse range of financial instruments. We have established guidelines related to credit ratings and maturities intended to safeguard principal balances and maintain liquidity. Our investment portfolio is maintained in accordance with our investment policy, which defines allowable investments, specifies credit quality standards and limits the credit exposure of any single issuer. We minimize credit risk resulting from derivative instruments by choosing only highly rated financial institutions as counterparties.
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
We believe that our allowance for doubtful accounts was adequate as of December 31, 2021 and 2020.
Equity Price Risk
Our strategic investment portfolio includes investments in equity securities of certain biotechnology companies. While we are holding such securities, we are subject to equity price risk, and this may increase the volatility of our income in future periods due to changes in the fair value of equity investments. We may sell such equity securities based on our business considerations, which may include limiting our price risk.
Changes in the fair value of these equity securities are impacted by the volatility of the stock market and changes in general economic conditions, among other factors. The potential change in fair value for equity price sensitive instruments has been assessed on a hypothetical 10.0% adverse movement. As of December 31, 2021 and 2020, a hypothetical adverse 10.0% movement would result in a hypothetical decrease in fair value of approximately $104.8 million and $188.8 million, respectively.
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
We have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of December 31, 2021. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that:
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its 2013 Internal Control — Integrated Framework.
Based on our assessment, our management has concluded that, as of December 31, 2021, our internal control over financial reporting is effective based on those criteria.
The effectiveness of our internal control over financial reporting as of December 31, 2021, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their attestation report, which is included herein.

ITEM 9B.        OTHER INFORMATION
None.
ITEM 9C.        DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
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
The response to the remainder of this item is incorporated by reference from the discussion responsive thereto in the sections entitled “Proposal 1 - Election of Directors,” “Corporate Governance at Biogen” and “Miscellaneous - Stockholder Proposals” contained in the proxy statement for our 2022 annual meeting of stockholders.
ITEM 11.        EXECUTIVE COMPENSATION
The response to this item is incorporated by reference from the discussion responsive thereto in the sections entitled “Executive Compensation Matters” and “Corporate Governance at Biogen” contained in the proxy statement for our 2022 annual meeting of stockholders.

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The response to this item is incorporated by reference from the discussion responsive thereto in the sections entitled “Stock Ownership” and “Equity Compensation Plan Information” contained in the proxy statement for our 2022 annual meeting of stockholders.
ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The response to this item is incorporated by reference from the discussion responsive thereto in the sections entitled “Certain Relationships and Related Person Transactions” and “Corporate Governance at Biogen” contained in the proxy statement for our 2022 annual meeting of stockholders.
ITEM 14.        PRINCIPAL ACCOUNTANT FEES AND SERVICES
The response to this item is incorporated by reference from the discussion responsive thereto in the section entitled “Proposal 2 - Ratification of the Selection of our Independent Registered Public Accounting Firm” contained in the proxy statement for our 2022 annual meeting of stockholders.

PART IV
ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
a. (1) Consolidated Financial Statements:
The following financial statements are filed as part of this report:
Certain totals may not sum due to rounding.
(2) Exhibits
The exhibits listed on the Exhibit Index beginning on page 93, which is incorporated herein by reference, are filed or furnished as part of this report or are incorporated into this report by reference.
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

2.2	Separation Agreement between Biogen Inc. and Bioverativ Inc. dated as of January 31, 2017. Filed as Exhibit 2.1 to our Current Report on Form 8-K filed on February 2, 2017.
3.1	Amended and Restated Certificate of Incorporation, as amended. Filed as Exhibit 3.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.
3.2	Certificate of Amendment to the Certificate of Incorporation. Filed as Exhibit 3.1 to our Current Report on Form 8-K filed on March 27, 2015.
3.3	Certificate of Amendment of Biogen Inc.'s Amended and Restated Certificate of Incorporation, as amended. Filed as Exhibit 3.1 to our Current Report on Form 8-K filed on June 8, 2021.
3.4	Fourth Amended and Restated Bylaws. Filed as Exhibit 3.1 to our Current Report on Form 8-K filed on June 9, 2017.
4.1
Second Supplemental Indenture, dated April 30, 2020, between Biogen Inc. and U.S. Bank National Association, including the forms of Global Notes attached as Exhibit A and Exhibit B, respectively, thereto. Filed as Exhibit 4.2 to our Current Report on Form 8-K filed on April 30, 2020.

4.2	Reference is made to Exhibit 3.1 for a description of the rights, preferences and privileges of our Series A Preferred Stock and Series X Junior Participating Preferred Stock.
4.3	Indenture between Biogen Inc. and U.S. Bank National Association, dated as of September 15, 2015. Filed as Exhibit 4.1 to our Current Report on Form 8-K filed on September 16, 2015.
4.4	First Supplemental Indenture between Biogen Inc. and U.S. Bank National Association, dated September 15, 2015. Filed as Exhibit 4.2 to our Current Report on Form 8-K filed on September 16, 2015.
4.5	Third Supplemental Indenture, dated February 16, 2021, between Biogen Inc. and U.S. Bank National Association. Filed as Exhibit 4.2 to our Current Report on Form 8-K filed on February 16, 2021.
4.6	Form of 3.250% Senior Notes due 2051, in the form of a Global Note bearing a private placement legend. Filed as Exhibit 4.3 to our Current Report on Form 8-K filed on February 16, 2021.
4.7	Form of 3.250% Senior Notes due 2051, in the form of a Global Note bearing a Regulation S legend. Filed as Exhibit 4.4 to our Current Report on Form 8-K filed on February 16, 2021.
4.8+	Description of Securities.
4.9
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

10.6*	Biogen Inc. 2017 Omnibus Equity Plan. Filed as Appendix B to our Definitive Proxy Statement on Schedule 14A filed on April 26, 2017.
10.7*	Form of restricted stock unit award agreement under the Biogen Inc. 2017 Omnibus Equity Plan. Filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.
10.8*	Form of market stock unit award agreement under the Biogen Inc. 2017 Omnibus Equity Plan. Filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.
10.9*	Form of performance unit award agreement under the Biogen Inc. 2017 Omnibus Equity Plan. Filed as Exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.
10.10*	Form of cash-settled performance unit award agreement under the Biogen Inc. 2017 Omnibus Equity Plan. Filed as Exhibit 10.5 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.

Exhibit No.	Description
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

10.25*	Biogen Inc. 2006 Non-Employee Directors Equity Plan, as amended. Filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.
10.26*	Biogen Inc. 2015 Employee Stock Purchase Plan. Filed as Appendix A to our Definitive Proxy Statement on Schedule 14A filed on April 30, 2015.
10.27*	Biogen Idec Inc. 2008 Performance-Based Management Incentive Plan. Filed as Appendix B to our Definitive Proxy Statement on Schedule 14A filed on May 8, 2008.
10.28*	Biogen Inc. 2019 Form of Performance-Based Management Incentive Plan, as amended. Filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2021.
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

10.37*	Letter regarding employment arrangement of Michael McDonnell dated July 16, 2020. Filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2020.
10.38*	Letter regarding employment arrangement of Susan Alexander dated December 13, 2005. Filed as Exhibit 10.58 to our Annual Report on Form 10-K for the year ended December 31, 2009.
10.39*	Letter regarding employment arrangement of Alfred W. Sandrock, Jr. dated May 7, 2013. Filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.
10.40*	Letter regarding employment arrangement of Alfred Sandrock dated October 19, 2015. Filed as Exhibit 10.37 to our Annual Report on Form 10-K for the year ended December 31, 2015.
10.41*	Letter regarding employment arrangement of Chirfi Guindo dated October 12, 2017. Filed as Exhibit 10.41 to our Annual Report on Form 10-K for the year ended December 31, 2020.
10.42*	Letter regarding employment arrangement of Jeffrey Capello dated November 14, 2017. Filed as Exhibit 10.31 to our Annual Report on Form 10-K for the year ended December 31, 2017.
10.43*	Separation Agreement between Biogen Inc. and Jeffrey Capello dated July 16, 2020. Filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2020.
10.44
Joint Venture Agreement, dated December 6, 2011, by and between Samsung BioLogics Co., Ltd. and Biogen Therapeutics Inc. (f/k/a Biogen Idec Therapeutics Inc.), as amended February 28, 2012, September 29, 2014, and February 20, 2019. Filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021.

21+	Subsidiaries.
23+	Consent of PricewaterhouseCoopers LLP, an Independent Registered Public Accounting Firm.
31.1+	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1++	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101++	The following materials from Biogen Inc.’s Annual Report on Form 10-K for the year ended December 31, 2021, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flow, (v) the Consolidated Statements of Equity and (vi) Notes to Consolidated Financial Statements.

*	Management contract or compensatory plan or arrangement.

†	Confidential treatment has been granted or requested with respect to portions of this exhibit.

+	Filed herewith.

++	Furnished herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOGEN INC.

By:	/S/ MICHEL VOUNATSOS
Michel Vounatsos
Chief Executive Officer
Date: February 3, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/S/ MICHEL VOUNATSOS	Director and Chief Executive Officer (principal executive officer)	February 3, 2022
Michel Vounatsos

/S/ MICHAEL R. MCDONNELL	Executive Vice President and Chief Financial Officer (principal financial officer)	February 3, 2022
Michael R. McDonnell

/S/ ROBIN C. KRAMER	Senior Vice President, Chief Accounting Officer (principal accounting officer)	February 3, 2022
Robin C. Kramer

/S/ STELIOS PAPADOPOULOS	Director and Chairman of the Board of Directors	February 3, 2022
Stelios Papadopoulos

/S/ ALEXANDER J. DENNER	Director	February 3, 2022
Alexander J. Denner

/S/ CAROLINE D. DORSA	Director	February 3, 2022
Caroline D. Dorsa

/S/ MARIA C. FREIRE	Director	February 3, 2022
Maria C. Freire

/S/ WILLIAM A. HAWKINS	Director	February 3, 2022
William A. Hawkins

/S/ WILLIAM D. JONES	Director	February 3, 2022
William D. Jones

/S/ NANCY L. LEAMING	Director	February 3, 2022
Nancy L. Leaming

/S/ JESUS B. MANTAS	Director	February 3, 2022
Jesus B. Mantas

/S/ RICHARD C. MULLIGAN	Director	February 3, 2022
Richard C. Mulligan

/S/ BRIAN S. POSNER	Director	February 3, 2022
Brian S. Posner

/S/ ERIC K. ROWINSKY	Director	February 3, 2022
Eric K. Rowinsky

/S/ STEPHEN A. SHERWIN	Director	February 3, 2022
Stephen A. Sherwin

BIOGEN INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS

BIOGEN INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)

	For the Years Ended December 31,
	2021	2020	2019
Revenue:
Product, net	$8,846.9	$10,692.2	$11,379.8
Revenue from anti-CD20 therapeutic programs	1,658.5	1,977.8	2,290.4
Other	476.3	774.6	707.7
Total revenue	10,981.7	13,444.6	14,377.9
Cost and expense:
Cost of sales, excluding amortization and impairment of acquired intangible assets	2,109.7	1,805.2	1,955.4
Research and development	2,501.2	3,990.9	2,280.6
Selling, general and administrative	2,674.3	2,504.5	2,374.7
Amortization and impairment of acquired intangible assets	881.3	464.8	489.9
Collaboration profit (loss) sharing	7.2	232.9	241.6
(Gain) loss on divestiture of Hillerød, Denmark manufacturing operations	—	(92.5)	55.3
(Gain) loss on fair value remeasurement of contingent consideration	(50.7)	(86.3)	(63.7)
Acquired in-process research and development	18.0	75.0	—
Restructuring charges	—	—	1.5
Total cost and expense	8,141.0	8,894.5	7,335.3
Income from operations	2,840.7	4,550.1	7,042.6
Other income (expense), net	(1,095.5)	497.4	83.3
Income before income tax expense and equity in loss of investee, net of tax	1,745.2	5,047.5	7,125.9
Income tax (benefit) expense	52.5	992.3	1,158.0
Equity in (income) loss of investee, net of tax	(34.9)	(5.3)	79.4
Net income	1,727.6	4,060.5	5,888.5
Net income (loss) attributable to noncontrolling interests, net of tax	171.5	59.9	—
Net income attributable to Biogen Inc.	$1,556.1	$4,000.6	$5,888.5

Net income per share:
Basic earnings per share attributable to Biogen Inc.	$10.44	$24.86	$31.47
Diluted earnings per share attributable to Biogen Inc.	$10.40	$24.80	$31.42

Weighted-average shares used in calculating:
Basic earnings per share attributable to Biogen Inc.	149.1	160.9	187.1
Diluted earnings per share attributable to Biogen Inc.	149.6	161.3	187.4

See accompanying notes to these consolidated financial statements.

BIOGEN INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	For the Years Ended December 31,
	2021	2020	2019
Net income attributable to Biogen Inc.	$1,556.1	$4,000.6	$5,888.5
Other comprehensive income:
Unrealized gains (losses) on securities available for sale, net of tax	(3.6)	(2.8)	8.2
Unrealized gains (losses) on cash flow hedges, net of tax	232.8	(186.8)	(26.9)
Gains (losses) on net investment hedges, net of tax	34.0	(33.6)	21.6
Unrealized gains (losses) on pension benefit obligation, net of tax	21.5	(33.5)	(1.5)
Currency translation adjustment	(92.4)	92.9	103.8
Total other comprehensive income (loss), net of tax	192.3	(163.8)	105.2
Comprehensive income attributable to Biogen Inc.	1,748.4	3,836.8	5,993.7
Comprehensive income (loss) attributable to noncontrolling interests, net of tax	172.1	60.9	(0.4)
Comprehensive income	$1,920.5	$3,897.7	$5,993.3

See accompanying notes to these consolidated financial statements.

BIOGEN INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)

	As of December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$2,261.4	$1,331.2
Marketable securities	1,541.1	1,278.9
Accounts receivable, net	1,549.4	1,913.8
Due from anti-CD20 therapeutic programs	412.3	413.5
Inventory	1,351.5	1,068.6
Other current assets	740.8	881.1
Total current assets	7,856.5	6,887.1
Marketable securities	892.0	772.1
Property, plant and equipment, net	3,416.4	3,411.5
Operating lease assets	375.4	433.3
Intangible assets, net	2,221.3	3,084.3
Goodwill	5,761.1	5,762.1
Deferred tax asset	1,415.1	1,369.5
Investments and other assets	1,939.5	2,899.0
Total assets	$23,877.3	$24,618.9
LIABILITIES AND EQUITY
Current liabilities:
Current portion of notes payable	$999.1	$—
Taxes payable	174.7	142.0
Accounts payable	589.2	454.9
Accrued expense and other	2,535.2	3,145.3
Total current liabilities	4,298.2	3,742.2
Notes payable	6,274.0	7,426.2
Deferred tax liability	694.5	1,032.8
Long-term operating lease liabilities	330.4	402.0
Other long-term liabilities	1,320.5	1,329.6
Total liabilities	12,917.6	13,932.8
Commitments, contingencies and guarantees (Notes 21 and 22)
Equity:
Biogen Inc. shareholders’ equity
Preferred stock, par value $0.001 per share	—	—
Common stock, par value $0.0005 per share	0.1	0.1
Additional paid-in capital	68.2	—
Accumulated other comprehensive loss	(106.7)	(299.0)
Retained earnings	13,911.7	13,976.3
Treasury stock, at cost; 23.8 million and 23.8 million shares, respectively	(2,977.1)	(2,977.1)
Total Biogen Inc. shareholders’ equity	10,896.2	10,700.3
Noncontrolling interests	63.5	(14.2)
Total equity	10,959.7	10,686.1
Total liabilities and equity	$23,877.3	$24,618.9
See accompanying notes to these consolidated financial statements.

BIOGEN INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(In millions)

	For the Years Ended December 31,
	2021	2020	2019
Cash flow from operating activities:
Net income	$1,727.6	$4,060.5	$5,888.5
Adjustments to reconcile net income to net cash flow from operating activities:
Depreciation and amortization	487.7	457.2	464.7
Impairment of intangible assets	629.3	209.7	215.9
Excess and obsolescence charges related to inventory	167.6	26.6	52.2
Acquired in-process research and development	18.0	75.0	—
Share-based compensation	238.6	198.3	182.3
Contingent consideration	(50.7)	(86.3)	(63.7)
(Gain)/loss on divestiture of Hillerød, Denmark manufacturing operations	—	(92.5)	55.3
Deferred income taxes	(426.8)	149.0	67.1
(Gain) loss on strategic investments	826.8	(681.8)	(147.3)
(Gain) loss on equity method investment	(34.9)	(3.3)	77.4
Other	202.2	104.6	86.9
Changes in operating assets and liabilities, net:
Accounts receivable	324.8	2.8	68.8
Due from anti-CD20 therapeutic programs	1.2	176.7	(63.3)
Inventory	(462.4)	(316.3)	(19.2)
Accrued expense and other current liabilities	(95.4)	154.2	240.2
Income tax assets and liabilities	230.8	(67.5)	16.1
Other changes in operating assets and liabilities, net	(144.5)	(137.1)	(43.3)
Net cash flow provided by operating activities	3,639.9	4,229.8	7,078.6
Cash flow from investing activities:
Purchases of property, plant and equipment	(258.1)	(424.8)	(514.5)
Proceeds from sales and maturities of marketable securities	3,405.4	7,299.4	6,007.0
Purchases of marketable securities	(3,808.7)	(6,397.7)	(5,252.6)
Contingent consideration paid related to Fumapharm AG acquisition	—	—	(300.0)
Acquisition of Nightstar Therapeutics plc, net of cash acquired	—	—	(744.4)
Purchase of Sangamo Therapeutics, Inc. stock	—	(141.8)	—
Purchase of Denali Therapeutics Inc. stock	—	(423.7)	—
Purchase of Sage Therapeutics, Inc. stock	—	(441.0)	—
Proceeds from divestiture of Hillerød, Denmark manufacturing operations	28.1	—	923.7
Acquired in-process research and development	(18.0)	(75.0)	—
Acquisitions of intangible assets	(18.8)	(52.0)	(155.0)
Proceeds from sales of strategic investments	93.5	74.9	479.3
Other	12.9	(26.9)	27.0
Net cash flow (used in) provided by investing activities	(563.7)	(608.6)	470.5
Cash flow from financing activities:
Purchase of treasury stock	(1,800.0)	(6,679.1)	(5,868.3)
Payments related to issuance of stock for share-based compensation arrangements, net	(0.7)	(4.6)	—
Repayments of borrowings and premiums paid on debt exchange	(170.0)	—	—
Proceeds from borrowings	—	2,967.4	—
Repayments of borrowings	—	(1,500.0)	—
Net (distribution) contribution to noncontrolling interest	(94.4)	(71.0)	4.3
Other	(21.1)	14.6	3.6
Net cash flow used in financing activities	(2,086.2)	(5,272.7)	(5,860.4)
Net increase (decrease) in cash and cash equivalents	990.0	(1,651.5)	1,688.7
Effect of exchange rate changes on cash and cash equivalents	(59.8)	69.0	0.4
Cash and cash equivalents, beginning of the year	1,331.2	2,913.7	1,224.6
Cash and cash equivalents, end of the year	$2,261.4	$1,331.2	$2,913.7
See accompanying notes to these consolidated financial statements.

BIOGEN INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(In millions)

	Preferred stock		Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings	Treasury stock		Total Biogen Inc. shareholders’ equity	Noncontrolling interests	Total equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance, December 31, 2020	—	$—	176.2	$0.1	$—	$(299.0)	$13,976.3	(23.8)	$(2,977.1)	$10,700.3	$(14.2)	$10,686.1
Net income	—	—	—	—	—	—	1,556.1	—	—	1,556.1	171.5	1,727.6
Other comprehensive income (loss), net of tax	—	—	—	—	—	192.3	—	—	—	192.3	0.6	192.9
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	—	—	(100.0)	(100.0)
Capital contribution from noncontrolling interest	—	—	—	—	—	—	—	—	—	—	5.6	5.6
Repurchase of common stock pursuant to the 2020 Share Repurchase Program, at cost	—	—	—	—	—	—	—	(6.0)	(1,800.0)	(1,800.0)	—	(1,800.0)
Retirement of common stock pursuant to the 2020 Share Repurchase Program, at cost	—	—	(6.0)	—	(231.9)	—	(1,568.1)	6.0	1,800.0	—	—	—
Issuance of common stock under stock option and stock purchase plans	—	—	0.2	—	54.4	—	—	—	—	54.4	—	54.4
Issuance of common stock under stock award plan	—	—	0.4	—	(2.4)	—	(52.6)	—	—	(55.0)	—	(55.0)
Compensation expense related to share-based payments	—	—	—	—	246.6	—	—	—	—	246.6	—	246.6
Other	—	—	—	—	1.5	—	—	—	—	1.5	—	1.5
Balance, December 31, 2021	—	$—	170.8	$0.1	$68.2	$(106.7)	$13,911.7	(23.8)	$(2,977.1)	$10,896.2	$63.5	$10,959.7

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

BIOGEN INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY - (Continued)
(In millions)

	Preferred stock		Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings	Treasury stock		Total Biogen Inc. shareholders’ equity	Noncontrolling interests	Total equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance, December 31, 2018	—	$—	221.0	$0.1	$—	$(240.4)	$16,257.0	(23.8)	$(2,977.1)	$13,039.6	$(8.0)	$13,031.6
Net income	—	—	—	—	—	—	5,888.5	—	—	5,888.5	—	5,888.5
Other comprehensive income (loss), net of tax	—	—	—	—	—	105.2	—	—	—	105.2	(0.4)	104.8
Capital contribution from noncontrolling interest	—	—	—	—	—	—	—	—	—	—	4.3	4.3
Repurchase of common stock pursuant to the March 2019 Share Repurchase Program, at cost	—	—	—	—	—	—	—	(14.7)	(3,720.9)	(3,720.9)	—	(3,720.9)
Retirement of common stock pursuant to the March 2019 Share Repurchase Program, at cost	—	—	(14.7)	—	(121.5)	—	(3,599.4)	14.7	3,720.9	—	—	—
Repurchase of common stock pursuant to the 2018 Share Repurchase Program, at cost	—	—	—	—	—	—	—	(8.9)	(2,147.4)	(2,147.4)	—	(2,147.4)
Retirement of common stock pursuant to the 2018 Share Repurchase Program, at cost	—	—	(8.9)	—	(110.5)	—	(2,036.9)	8.9	2,147.4	—	—	—
Issuance of common stock under stock option and stock purchase plans	—	—	0.2	—	40.8	—	—	—	—	40.8	—	40.8
Issuance of common stock under stock award plan	—	—	0.4	—	—	—	(53.8)	—	—	(53.8)	—	(53.8)
Compensation expense related to share-based payments	—	—	—	—	191.2	—	—	—	—	191.2	—	191.2
Balance, December 31, 2019	—	$—	198.0	$0.1	$—	$(135.2)	$16,455.4	(23.8)	$(2,977.1)	$13,343.2	$(4.1)	$13,339.1

See accompanying notes to these consolidated financial statements.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
References in these notes to "Biogen," the "company," "we," "us" and "our" refer to Biogen Inc. and its consolidated subsidiaries.
Business Overview
Biogen is a global biopharmaceutical company focused on discovering, developing and delivering worldwide innovative therapies for people living with serious neurological and neurodegenerative diseases as well as related therapeutic adjacencies. We have a leading portfolio of medicines to treat multiple sclerosis (MS), have introduced the first approved treatment for spinal muscular atrophy (SMA) and are providing the first and only approved treatment to address a defining pathology of Alzheimer’s disease. We also commercialize biosimilars of advanced biologics and focus on advancing our pipeline in neuroscience and specialized immunology. Lastly, we are focused on accelerating our efforts in digital health to support our commercial and pipeline programs while also creating opportunities for potential digital therapeutics. We support our drug discovery and development efforts through the commitment of significant resources to discovery, research and development programs and business development opportunities.
Our marketed products include TECFIDERA, VUMERITY, AVONEX, PLEGRIDY, TYSABRI and FAMPYRA for the treatment of MS; SPINRAZA for the treatment of SMA; ADUHELM for the treatment of Alzheimer's disease; and FUMADERM for the treatment of severe plaque psoriasis. We have certain business and financial rights with respect to RITUXAN for the treatment of non-Hodgkin's lymphoma, chronic lymphocytic leukemia (CLL) and other conditions; RITUXAN HYCELA for the treatment of non-Hodgkin's lymphoma and CLL; GAZYVA for the treatment of CLL and follicular lymphoma; OCREVUS for the treatment of primary progressive MS (PPMS) and relapsing MS (RMS); and other potential anti-CD20 therapies, including mosunetuzumab, pursuant to our collaboration arrangements with Genentech, Inc. (Genentech), a wholly-owned member of the Roche Group. For additional information on our collaboration arrangements with Genentech, please read Note 18, Collaborative and Other Relationships, to these consolidated financial statements.
Our innovative drug development and commercialization activities are complemented by our biosimilar business that expands access to medicines and reduces the cost burden for healthcare systems. Through our agreements with Samsung Bioepis Co., Ltd. (Samsung Bioepis), our joint venture with Samsung BioLogics Co., Ltd. (Samsung BioLogics), we market and sell BENEPALI, an etanercept biosimilar referencing ENBREL, IMRALDI, an adalimumab biosimilar referencing HUMIRA, and FLIXABI, an infliximab biosimilar referencing REMICADE, in certain countries in Europe. We have also secured the exclusive rights to commercialize BYOOVIZ, a ranibizumab biosimilar referencing LUCENTIS, which was approved in the U.S., the E.U. and the U.K. during the third quarter of 2021. For additional information on our collaboration arrangements with Samsung Bioepis, please read Note 18, Collaborative and Other Relationships, to these consolidated financial statements.
Consolidation
Our consolidated financial statements reflect our financial statements, those of our wholly-owned subsidiaries and those of certain variable interest entities where we are the primary beneficiary. For consolidated entities where we own or are exposed to less than 100.0% of the economics, we record net income (loss) attributable to noncontrolling interests, net of tax in our consolidated statements of income equal to the percentage of the economic or ownership interest retained in such entities by the respective noncontrolling parties. Intercompany balances and transactions are eliminated in consolidation.
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

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
The length of time and full extent to which the COVID-19 pandemic directly or indirectly impacts our business, results of operations and financial condition, including sales, expense, reserves and allowances, the supply chain, manufacturing, clinical trials, research and development costs and employee-related costs, depends on future developments that are highly uncertain, subject to change and are difficult to predict, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain or treat COVID-19 as well as the economic impact on local, regional, national and international customers and markets. We have made estimates of the impact of the COVID-19 pandemic within our consolidated financial statements and there may be changes to those estimates in future periods.
Revenue Recognition
We recognize revenue when our customer obtains control of promised goods or services, in an amount that reflects the consideration which we expect to receive in exchange for those goods or services. We recognize revenue following the five-step model prescribed under the FASB Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers: (i) identify contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) we satisfy the performance obligations.
Product Revenue
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
Product revenue is recognized when the customer obtains control of our product, which occurs at a point in time, typically upon delivery to the customer. We expense incremental costs of obtaining a contract as and when incurred if the expected amortization period of the asset that we would have recognized is one year or less or the amount is immaterial.
Reserves for Discounts and Allowances
Product revenue is recorded net of reserves established for applicable discounts and allowances that are offered within contracts with our customers, health care providers or payors, including those associated with the implementation of pricing actions in certain of the international markets in which we operate.
Product revenue reserves, which are classified as a reduction in product revenue, are generally characterized in the following categories: discounts, contractual adjustments and returns.
These reserves are based on estimates of the amounts earned or to be claimed on the related sales and are classified as reductions of accounts receivable (if the amount is payable to our customer) or a liability (if the amount is payable to a party other than our customer). Our estimates of reserves established for variable consideration are calculated based upon a consistent application of our methodology utilizing the expected value method. These estimates reflect our historical experience, current contractual and statutory requirements, specific known market events and trends, industry data and forecasted customer buying and payment patterns. The transaction price, which includes variable consideration reflecting the impact of discounts and allowances, may be subject to constraint and is included in the net sales price only to the extent that it is probable that a significant reversal of the amount of the cumulative revenue recognized will not occur in a future period. Actual amounts may ultimately differ from our estimates. If actual results vary, we adjust these estimates, which could have an effect on earnings in the period of adjustment.
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

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Contractual adjustments primarily relate to Medicaid and managed care rebates in the U.S., pharmacy rebates, co-payment (copay) assistance, Veterans Administration (VA) and Public Health Service (PHS) discounts, specialty pharmacy program fees and other governmental rebates or applicable allowances.
•Medicaid rebates relate to our estimated obligations to states under established reimbursement arrangements. Rebate accruals are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a liability which is included in accrued expense and other current liabilities in our consolidated balance sheets. Our liability for Medicaid rebates consists of estimates for claims that a state will make for the current quarter, claims for prior quarters that have been estimated for which an invoice has not been received, invoices received for claims from the prior quarters that have not been paid and an estimate of potential claims that will be made for inventory that exists in the distribution channel at period end.
•Governmental rebates or chargebacks, including VA and PHS discounts, represent our estimated obligations resulting from contractual commitments to sell products to qualified healthcare providers at prices lower than the list prices we charge to wholesalers which provide those products. The wholesaler charges us for the difference between what the wholesaler pays for the products and the ultimate selling price to the qualified healthcare providers. Rebate and chargeback reserves are established in the same period as the related revenue is recognized, resulting in a reduction of product revenue and a reduction in the net accounts receivable. Chargeback amounts are generally determined at the time of resale to the qualified healthcare provider from the wholesaler, and we generally issue credits for such amounts within a few weeks of the wholesaler notifying us about the resale. Our reserves for VA, PHS and chargebacks consist of amounts that we expect to issue for inventory that exists at the wholesalers that we expect will be sold to qualified healthcare providers and chargebacks that wholesalers have claimed for which we have not issued a credit.
•Managed care rebates represent our estimated obligations to third-parties, primarily pharmacy benefit managers. Rebate accruals are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a liability which is included in accrued expense and other current liabilities in our consolidated balance sheets. These rebates result from performance-based goals, formulary position and price increase limit allowances (price protection). The calculation of the accrual for these rebates is based on an estimate of the coverage patterns and the resulting applicable contractual rebate rate(s) to be earned over a contractual period.
•Copay assistance represents financial assistance to qualified patients, assisting them with prescription drug co-payments required by insurance. The calculation of the accrual for copay is based on an estimate of claims and the cost per claim that we expect to receive associated with inventory that exists in the distribution channel at period end.
•Pharmacy rebates represent our estimated obligations resulting from contractual commitments to sell products to specific pharmacies. Rebate accruals are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a liability which is included in accrued expense and other current liabilities in our consolidated balance sheets. These rebates result from contracted discounts on product purchased or product dispensed. The calculation of the accrual for these rebates is based on an estimate of the pharmacy’s buying or dispensing patterns and the resulting applicable contractual rebate rate(s) to be earned over the contractual period.
•Other governmental rebates, non-U.S. pharmaceutical taxes or applicable allowances primarily relate to mandatory rebates and discounts in international markets where government-sponsored healthcare systems are the primary payors for healthcare.
Product return reserves are established for returns made by wholesalers and are recorded in the period the related revenue is recognized, resulting in a reduction to product revenue. In accordance with contractual terms, wholesalers are permitted to return product for reasons such as damaged or expired product. The majority of wholesaler returns are due to product expiration. Expired product return reserves are estimated through a comparison of historical return data to their related sales on a production lot basis. Historical rates of return are determined for each product and are adjusted for known or expected changes in the marketplace specific to each product.
In addition to discounts, rebates and product returns, we also maintain certain customer service contracts with distributors and other customers in the distribution channel that provide us with inventory management, data and

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
distribution services, which are generally reflected as a reduction of revenue. To the extent we can demonstrate a separable benefit and fair value for these services we classify these payments in selling, general and administrative expense in our consolidated statements of income.
Revenue from Anti-CD20 Therapeutic Programs
Our collaboration with Genentech is within the scope of ASC 808, Collaborative Agreements, which provides guidance on the presentation and disclosure of collaborative arrangements. For purposes of this footnote, we refer to RITUXAN and RITUXAN HYCELA collectively as RITUXAN.
Our share of the pre-tax co-promotion profits on RITUXAN and GAZYVA and royalty revenue on the sale of OCREVUS resulted from an exchange of a license. As we do not have future performance obligations under the license or collaboration agreement, revenue is recognized as the underlying sales occur.
Revenue from anti-CD20 therapeutic programs consist of:
(i)     our share of pre-tax profits and losses in the U.S. for RITUXAN and GAZYVA; and
(ii)     other revenue from anti-CD20 therapeutic programs, which primarily consist of our share of pre-tax co-promotion profits on RITUXAN in Canada and royalty revenue on sales of OCREVUS.
Pre-tax co-promotion profits on RITUXAN and GAZYVA are calculated and paid to us by Genentech and the Roche Group. Pre-tax co-promotion profits consist of net sales to third-party customers less applicable costs to manufacture, third-party royalty expense, distribution, selling and marketing expense and joint development expense incurred by Genentech and the Roche Group. Our share of the pre-tax profits on RITUXAN and GAZYVA include estimates that are based on information received from Genentech and the Roche Group. These estimates are subject to change and actual results may differ.
We recognize royalty revenue on sales of OCREVUS based on our estimates from third-party and market research data of OCREVUS sales occurring during the corresponding period. Differences between actual and estimated royalty revenue will be adjusted for in the period in which they become known, which is generally expected to be the following quarter.
For additional information on our relationship with Genentech, please read Note 18, Collaborative and Other Relationships, to these consolidated financial statements.
Other Revenue
Royalty Revenue
We recognize royalty revenue related to sales by our licensees of products covered under patents that we own.
Collaborative and Other Relationships
We have a number of significant collaborative and other third-party relationships for revenue and for the development, regulatory approval, commercialization and marketing of certain of our products and product candidates. Where we are the principal on sales transactions with third-parties, we recognize revenue, cost of sales and operating expense on a gross basis in their respective lines in our consolidated statements of income. Where we are not the principal on sales transactions with third-parties, we record our share of the revenue, cost of sales and operating expense on a net basis in collaborative and other relationships included in other revenue in our consolidated statements of income.
Our development and commercialization arrangements with Genentech and Samsung Bioepis represent collaborative arrangements as each party is an active participant in one or more joint operating activities and is exposed to significant risks and rewards of these arrangements. These arrangements resulted from an exchange of a license and utilize the sales and usage based royalty exception. Therefore, revenue relating to royalties or profit-sharing amounts received is recognized as the underlying sales occur.
For additional information on our collaboration arrangements with Genentech and Samsung Bioepis, please read Note 18, Collaborative and Other Relationships, to these consolidated financial statements.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Other Corporate Revenue
We record other corporate revenue primarily from amounts earned under contract manufacturing agreements. Revenue under contract manufacturing agreements is recognized when the customer obtains control of the product, which may occur at a point in time or over time depending on the terms and conditions of the agreement.
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
We validate the prices provided by our third-party pricing services by understanding the models used, obtaining market values from other pricing sources and analyzing pricing data in certain instances. The option pricing valuation models use assumptions within the model, including the term, stock price volatility, constant maturity risk-free interest rate and dividend yield. After completing our validation procedures, we did not adjust or override any fair value measurements provided by our pricing services as of December 31, 2021 and 2020.
Other Assets and Liabilities
The carrying amounts reflected in our consolidated balance sheets for current accounts receivable, due from anti-CD20 therapeutic programs, other current assets, accounts payable and accrued expense and other, approximate fair value due to their short-term maturities.
Cash and Cash Equivalents
We consider only those investments that are highly liquid, readily convertible to cash and that mature within three months from date of purchase to be cash equivalents. As of December 31, 2021 and 2020, cash equivalents were comprised of money market funds, commercial paper, overnight reverse repurchase agreements and other debt securities with maturities less than 90 days from the date of purchase.
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
In countries where we have experienced a pattern of payments extending beyond our contractual payment term and we expect to collect receivables greater than one year from the time of sale, we have assessed whether the customer has a significant financing component and discounted our receivables and reduced related revenue over the period of time that we estimate those amounts will be paid using the country’s market-based borrowing rate for such period. The related receivables are classified at the time of sale as non-current assets. We accrete interest

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
income on these receivables, which is recorded as a component of other income (expense), net in our consolidated statements of income.
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
Marketable Equity Securities and Venture Capital Funds
Our marketable equity securities are recorded at fair market value and unrealized gains and losses are included in other income (expense), net in our consolidated statements of income. Our marketable equity securities represent investments in publicly traded equity securities and are included in investments and other assets in our consolidated balance sheets.
Our investments in venture capital funds are recorded at net asset value, which approximates fair value, and unrealized gains and losses are included in other income (expense), net in our consolidated statements of income. The underlying investments of the venture capital funds in which we invest are in equity securities of certain biotechnology companies and are included in investments and other assets in our consolidated balance sheets.
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
Evaluating Marketable Debt Securities for Other-than-Temporary Impairments
We conduct periodic reviews to identify and evaluate each investment that has an unrealized loss, in accordance with the meaning of other-than-temporary impairment. An unrealized loss exists when the current fair value of an individual security is less than its amortized cost basis. Unrealized losses on available-for-sale debt securities that are determined to be temporary, and not related to credit loss, are recorded, net of tax, in accumulated other comprehensive income (loss).

BIOGEN INC. AND SUBSIDIARIES
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
Obsolescence and Unmarketable Inventory
At each reporting period we review our inventories for excess or obsolescence and write-down obsolete or otherwise unmarketable inventory to its estimated net realizable value. If the actual net realizable value is less than that estimated by us, or if it is determined that inventory utilization will further diminish based on estimates of demand, additional inventory write-downs may be required. Additionally, our products are subject to strict quality control and monitoring that we perform throughout the manufacturing process. In the event that certain batches or units of product no longer meet quality specifications, we will record a charge to cost of sales to write-down any unmarketable inventory to its estimated net realizable value. In all cases, product inventory is carried at the lower of cost or its estimated net realizable value. Amounts written-down due to unmarketable inventory are charged to cost of sales in our consolidated statements of income.

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
Our operating leases are reflected in operating lease assets, accrued expense and other and in long-term operating lease liabilities in our consolidated balance sheets. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.
We also have real estate lease agreements which are subleased to third-parties. Operating leases for which we are the sublessor are included in accrued expense and other and other long-term liabilities in our consolidated

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
balance sheets. We recognize sublease income on a straight-line basis over the lease term in our consolidated statements of income.
For additional information on our leases, please read Note 11, Leases, to these consolidated financial statements.
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
Intangible assets related to acquired and in-licensed rights and patents, developed technology and out-licensed patents are amortized over their estimated useful lives using the economic consumption method if anticipated future revenue can be reasonably estimated. The straight-line method is used when revenue cannot be reasonably estimated. Amortization is recorded within amortization and impairment of acquired intangible assets in our consolidated statements of income.
Acquired and in-licensed rights and patents primarily relate to our acquisition of all remaining rights to TYSABRI from Elan Pharma International Ltd. (Elan), an affiliate of Elan Corporation, plc. Acquired and in-licensed rights and patents also include other amounts related to our other marketed products and programs acquired through business combinations. Developed technology primarily relates to our AVONEX product, which was recorded in connection with the merger of Biogen, Inc. and IDEC Pharmaceuticals Corporation in 2003. We amortize the intangible assets related to our TYSABRI, AVONEX, SPINRAZA, VUMERITY and TECFIDERA (rest of world) products using the economic consumption method based on revenue generated from the products underlying the related intangible assets. An analysis of the anticipated lifetime revenue of our TYSABRI, AVONEX, SPINRAZA, VUMERITY and TECFIDERA (rest of world) products is performed annually during our long-range planning cycle and whenever events or changes in circumstances would significantly affect the anticipated lifetime revenue of our TYSABRI, AVONEX, SPINRAZA, VUMERITY and TECFIDERA (rest of world) products.
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
Acquired In-process Research and Development (IPR&D)
Acquired IPR&D represents the fair value assigned to research and development assets that have not reached technological feasibility. The value assigned to acquired IPR&D is determined by estimating the costs to develop the acquired technology into commercially viable products, estimating the resulting revenue from the projects and discounting the net cash flow to present value. The revenue and cost projections used to value acquired IPR&D are, as applicable, reduced based on the probability of success of developing a new drug. Additionally, the projections consider the relevant market sizes and growth factors, expected trends in technology and the nature and expected timing of new product introductions by us and our competitors. The rates utilized to discount the net cash flow to their present value are commensurate with the stage of development of the projects and uncertainties in the economic estimates used in the projections. Upon the acquisition of IPR&D, we complete an assessment of whether our acquisition constitutes the purchase of a single asset or a group of assets. We consider multiple factors in this assessment, including the nature of the technology acquired, the presence or absence of separate cash flow, the development process and stage of completion, quantitative significance and our rationale for entering into the transaction.
If we acquire a business as defined under applicable accounting standards, then the acquired IPR&D is capitalized as an intangible asset. If we acquire an asset or group of assets that do not meet the definition of a business under applicable accounting standards, then the acquired IPR&D is expensed on its acquisition date. Future costs to develop these assets are recorded to research and development expense in our consolidated statements of income as they are incurred.
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
Determination of recoverability is based on an estimate of undiscounted future cash flow resulting from the use of the asset and its eventual disposition. In the event that such cash flow is not expected to be sufficient to recover the carrying amount of the assets, the assets are written-down to their fair values. Long-lived assets to be disposed of are carried at fair value less costs to sell.
Contingent Consideration
The consideration for our acquisitions often includes future payments that are contingent upon the occurrence of a particular event or events. We record an obligation for such contingent payments at fair value on the acquisition date. We estimate the fair value of contingent consideration obligations through valuation models that incorporate probability-adjusted assumptions related to the achievement of the milestones and thus likelihood of making related payments. We revalue our contingent consideration obligations each reporting period. Changes in the fair value of our contingent consideration obligations are recognized in our consolidated statements of income. Changes in the fair value of the contingent consideration obligations can result from changes to one or multiple inputs, including adjustments to the discount rates, changes in the amount or timing of expected expenditures associated with product development, changes in the amount or timing of cash flow and reserves associated with products upon commercialization, changes in the assumed achievement or timing of any cumulative sales-based and development milestones, changes in the probability of certain clinical events and changes in the assumed probability associated with regulatory approval.
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
Derivative Instruments and Hedging Activities
Cash Flow and Fair Value Derivative Instruments
We recognize all derivative instruments as either assets or liabilities at fair value in our consolidated balance sheets. Changes in the fair value of our derivative instruments are recognized each period in current earnings or accumulated other comprehensive income (loss), depending on whether the derivative instrument is designated as part of a hedge transaction and, if so, the type of hedge transaction. We classify the cash flow from these instruments in the same category as the cash flow from the hedged items. We do not hold or issue derivative instruments for trading or speculative purposes.
We assess at inception and on an ongoing basis, whether the derivative instruments that are used in hedging transactions are highly effective in offsetting the changes in cash flow or fair values of the hedged items. We exclude

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the forward points portion of the derivative instruments used in a hedging transaction from the effectiveness test and record the fair value gain or loss related to this portion each period in our consolidated statements of income in the same line as the underlying hedged item. If we determine that a forecasted transaction is no longer probable of occurring, we discontinue hedge accounting for the affected portion of the hedge instrument, and any related unrealized gain or loss on the contract is recognized in current earnings.
Net Investment Derivative Instruments
We are exposed to the impact of foreign exchange fluctuations on our investment in the equity of Samsung Bioepis, which is denominated in a currency other than the U.S. dollar, and could adversely impact the U.S. dollar value of this investment. Using derivative instruments, we have hedged our net investment position to mitigate the effects of foreign exchange fluctuations. We recognize these designated net investment hedges as either assets or liabilities, at fair value, in our consolidated balance sheets. We hedge the changes in the spot exchange rate in accumulated other comprehensive income (loss) and exclude changes to the forward rate and amortize the forward points in other income (expense), net in our consolidated statements of income over the term of the contract. We classify the cash flow from these instruments in the same category as the cash flow from the hedged items.
For additional information on our derivative instruments and hedging activities, please read Note 9, Derivative Instruments, to these consolidated financial statements.
Translation of Foreign Currencies
The functional currency for most of our foreign subsidiaries is their local currency. For our non-U.S. subsidiaries that transact in a functional currency other than the U.S. dollar, assets and liabilities are translated at current rates of exchange at the balance sheet date. Income and expense items are translated at the average foreign currency exchange rates for the period. Adjustments resulting from the translation of the financial statements of our foreign operations into U.S. dollars are excluded from the determination of net income and are recorded in accumulated other comprehensive income (loss), as a separate component of equity. For subsidiaries where the functional currency of the assets and liabilities differ from the local currency, non-monetary assets and liabilities are translated at the rate of exchange in effect on the date assets were acquired while monetary assets and liabilities are translated at current rates of exchange as of the balance sheet date. Income and expense items are translated at the average foreign currency rates for the period. Translation adjustments of these subsidiaries are included in other income (expense), net in our consolidated statements of income.
Royalty Cost of Sales
We make royalty payments to a number of third-parties under license or purchase agreements associated with our acquisition of intellectual property. These royalty payments are typically calculated as a percentage (royalty rate) of the sales of our products in a particular year. That royalty rate may remain constant, increase or decrease within each year based on the total amount of sales during the annual period. Each quarterly period, we estimate our total royalty obligation for the full year and recognize the proportional amount as cost of sales based on actual quarterly sales as a percentage of full year estimated sales. For example, if the level of net sales in any calendar year increases the royalty rate within the year, we will record our cost of sales at an even rate over the year, based on the estimated blended royalty rate.
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
Research and Development Expense
Research and development expense consists of expenses incurred in performing research and development activities, which include compensation and benefits, facilities and overhead expense, clinical trial expense and fees paid to contract research organizations (CROs), clinical supply and manufacturing expense, write-offs of inventory that was previously capitalized in anticipation of product launch and determined to no longer be realizable and other outside expense and upfront fees and milestones paid to third-party collaborators. Research and development expense is expensed as incurred. Upfront and milestone payments made to third-party collaborators are expensed as incurred up to the point of regulatory approval. Milestone payments made upon regulatory approval are capitalized and amortized over the remaining useful life of the related product. Payments we make for research and development services prior to the services being rendered are recorded as prepaid assets in our consolidated balance sheets and are expensed as the services are provided. We also accrue the costs of ongoing clinical trials associated with programs that have been terminated or discontinued for which there is no future economic benefit at the time the decision is made to terminate or discontinue the program.
From time to time, we enter into development agreements in which we share expenses with a collaborative partner. We record payments received from our collaborative partners for their share of the development costs as a reduction of research and development expense, except as discussed in Note 18, Collaborative and Other Relationships, to these consolidated financial statements. Because an initial indication has been approved for both RITUXAN and GAZYVA, expense incurred by Genentech in the ongoing development of RITUXAN and GAZYVA are not recorded as research and development expense, but rather reduce our share of profits recorded as a component of revenue from anti-CD20 therapeutic programs.
For collaborations with commercialized products, if we are the principal, we record revenue and the corresponding operating costs in their respective line items in our consolidated statements of income. If we are not the principal, we record operating costs as a reduction of revenue.
Selling, General and Administrative Expense
Selling, general and administrative expense is primarily comprised of compensation and benefits associated with sales and marketing, finance, human resources, legal, information technology and other administrative personnel, outside marketing, advertising and legal expense and other general and administrative costs.
Advertising costs are expensed as incurred. For the years ended December 31, 2021, 2020 and 2019, advertising costs totaled $98.7 million, $111.8 million and $79.2 million, respectively.

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
The income tax consequences from the intra-entity transfers of inventory within our consolidated group, both current and deferred, are recorded as a prepaid tax or deferred charge and recognized through our consolidated statements of income when the inventory is sold to a third-party. The income tax consequences from the intra-entity transfer of assets other than inventory and associated changes to deferred taxes are recognized when the transfer occurs.
We account for uncertain tax positions using a “more likely than not” threshold for recognizing and resolving uncertain tax positions. We evaluate uncertain tax positions on a quarterly basis and consider various factors including, but not limited to, changes in tax law, the measurement of tax positions taken or expected to be taken in tax returns, the effective settlement of matters subject to audit, information obtained during in process audit activities and changes in facts or circumstances related to a tax position. We also accrue for potential interest and penalties related to unrecognized tax benefits in income tax (benefit) expense in our consolidated statements of income.
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
Income Taxes
In December 2019 the FASB issued Accounting Standards Update No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This standard removes certain exceptions to the general principles in Topic 740 and simplifies certain other aspects of the accounting for income taxes. This standard became effective for us on January 1, 2021, and did not have a material impact on our consolidated financial statements and related disclosures.

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
Acquisition of Nightstar Therapeutics plc
In June 2019 we completed our acquisition of all of the outstanding shares of Nightstar Therapeutics plc (NST), a clinical-stage gene therapy company focused on adeno-associated virus treatments for inherited retinal disorders. As a result of this acquisition, we added two mid- to late-stage clinical assets, as well as preclinical programs, in ophthalmology. These assets included BIIB111 (timrepigene emparvovec), for the potential treatment of choroideremia, and BIIB112 (cotoretigene toliparvovec), for the potential treatment of X-linked retinitis pigmentosa.
Under the terms of the acquisition, we paid NST shareholders $25.50 in cash for each issued and outstanding NST share, which totaled $847.6 million. In addition, we paid $4.6 million in cash for equity compensation, which was attributable to pre-combination services and was reflected as a component of the total purchase price paid. The fair value of equity compensation attributable to the post-combination service period was $26.2 million, of which $18.4 million was recognized as a charge to selling, general and administrative expense with the remaining $7.8 million as a charge to research and development expense in our consolidated statements of income. These amounts were associated with the accelerated vesting of stock options previously granted to NST employees and were fully paid in cash as of June 30, 2019. We funded this acquisition through available cash and accounted for it as an acquisition of a business. We finalized purchase accounting for this acquisition in the fourth quarter of 2019.
The fair value of the IPR&D programs acquired was determined through a probability adjusted discounted cash flow analysis utilizing a discount rate of 12.5%. We recorded IPR&D assets for BIIB111 and BIIB112 at their initial fair values of $480.0 million and $220.0 million, respectively. Some of the more significant assumptions utilized in our asset valuations included the estimated net cash flows for each year for each asset or product, including net revenue, cost of sales, research and development and other operating expense, the potential regulatory and commercial success risks, competitive trends impacting the asset and each cash flow stream as well as other factors. These fair value measurements were based on significant inputs not observable in the market and thus represent Level 3 fair value measurements.
We recognized goodwill in relation to the fair value associated with NST workforce's expertise and early research in retinal disorders. We also recognized goodwill in relation to the establishment of a deferred tax liability for the acquired IPR&D intangible assets, which have no tax basis. This deferred tax liability is net of the related impacts on the deferred taxes for GILTI. Goodwill that is tax deductible for GILTI purposes was approximately $60.9 million.
There is no remaining book value associated with either BIIB111 or BIIB112 as of December 31, 2021, as we have fully impaired both of these IPR&D assets. For additional information, please read Note 6, Intangible Assets and Goodwill, to these consolidated financial statements.
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

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
4.    REVENUE
Product Revenue
Revenue by product are summarized as follows:

	For the Years Ended December 31,
	2021			2020			2019
(In millions)	United States	Rest of World	Total	United States	Rest of World	Total	United States	Rest of World	Total
Multiple Sclerosis (MS):
Fumarate(1)	$1,089.5	$1,272.8	$2,362.3	$2,742.0	$1,163.4	$3,905.4	$3,312.0	$1,126.2	$4,438.2
Interferon(2)	983.1	583.0	1,566.1	1,273.5	604.0	1,877.5	1,426.6	675.2	2,101.8
TYSABRI	1,142.2	920.9	2,063.1	1,096.8	849.3	1,946.1	1,041.8	850.4	1,892.2
FAMPYRA	—	105.2	105.2	—	103.1	103.1	—	97.1	97.1
Subtotal: MS	3,214.8	2,881.9	6,096.7	5,112.3	2,719.8	7,832.1	5,780.4	2,748.9	8,529.3

Spinal Muscular Atrophy:
SPINRAZA	587.9	1,317.2	1,905.1	787.8	1,264.3	2,052.1	933.4	1,163.6	2,097.0

Alzheimer's disease:
ADUHELM(3)	3.0	—	3.0	—	—	—	—	—	—

Biosimilars:
BENEPALI	—	498.3	498.3	—	481.6	481.6	—	486.2	486.2
IMRALDI	—	233.4	233.4	—	216.3	216.3	—	184.0	184.0
FLIXABI	—	99.4	99.4	—	97.9	97.9	—	68.1	68.1
Subtotal: Biosimilars	—	831.1	831.1	—	795.8	795.8	—	738.3	738.3

Other:
FUMADERM	—	11.0	11.0	—	12.2	12.2	—	15.2	15.2

Total product revenue	$3,805.7	$5,041.2	$8,846.9	$5,900.1	$4,792.1	$10,692.2	$6,713.8	$4,666.0	$11,379.8

(1) Fumarate includes TECFIDERA and VUMERITY. VUMERITY became commercially available in the E.U. during the fourth quarter of 2021.
(2) Interferon includes AVONEX and PLEGRIDY.
(3) In June 2021 the FDA granted accelerated approval of ADUHELM, which became commercially available in the U.S. during the second quarter of 2021. For additional information, please read Note 18, Collaborative and Other Relationships - Eisai Co., Ltd. - ADUHELM Collaboration Agreement, to these consolidated financial statements.
We recognized revenue from two wholesalers accounting for 28.8% and 10.1% of gross product revenue in 2021, 30.5% and 15.3% of gross product revenue in 2020 and 30.0% and 17.2% of gross product revenue in 2019, respectively.
As of December 31, 2021, two wholesale distributors individually accounted for approximately 21.9% and 10.2% of net accounts receivable associated with our product sales, as compared to 21.1% and 8.5% as of December 31, 2020, respectively.
An analysis of the change in reserves for discounts and allowances is summarized as follows:

	December 31, 2021
(In millions)	Discounts	Contractual Adjustments	Returns	Total
Beginning balance	$141.4	$1,093.0	$41.6	$1,276.0
Current provisions relating to sales in current year	736.7	2,948.7	15.2	3,700.6
Adjustments relating to prior years	(4.0)	(96.1)	(3.3)	(103.4)
Payments/credits relating to sales in current year	(599.3)	(2,283.1)	(0.4)	(2,882.8)
Payments/credits relating to sales in prior years	(137.1)	(902.9)	(15.1)	(1,055.1)
Ending balance	$137.7	$759.6	$38.0	$935.3

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2020
(In millions)	Discounts	Contractual Adjustments	Returns	Total
Beginning balance	$131.1	$1,027.3	$40.5	$1,198.9
Current provisions relating to sales in current year	774.7	3,308.8	19.0	4,102.5
Adjustments relating to prior years	(1.0)	(54.0)	1.3	(53.7)
Payments/credits relating to sales in current year	(635.1)	(2,426.1)	—	(3,061.2)
Payments/credits relating to sales in prior years	(128.3)	(763.0)	(19.2)	(910.5)
Ending balance	$141.4	$1,093.0	$41.6	$1,276.0

	December 31, 2019
(In millions)	Discounts	Contractual Adjustments	Returns	Total
Beginning balance	$127.8	$888.8	$34.7	$1,051.3
Current provisions relating to sales in current year	666.2	3,011.5	20.9	3,698.6
Adjustments relating to prior years	0.3	(54.1)	5.5	(48.3)
Payments/credits relating to sales in current year	(535.5)	(2,242.9)	(0.2)	(2,778.6)
Payments/credits relating to sales in prior years	(127.7)	(576.0)	(20.4)	(724.1)
Ending balance	$131.1	$1,027.3	$40.5	$1,198.9
The total reserves above, which are included in our consolidated balance sheets, are summarized as follows:

	As of December 31,
(In millions)	2021	2020
Reduction of accounts receivable	$133.2	$195.4
Component of accrued expense and other	802.1	1,080.6
Total revenue-related reserves	$935.3	$1,276.0
Revenue from Anti-CD20 Therapeutic Programs
Revenue from anti-CD20 therapeutic programs is summarized in the table below. For purposes of this footnote, we refer to RITUXAN and RITUXAN HYCELA collectively as RITUXAN.

	For the Years Ended December 31,
(In millions)	2021	2020	2019
Biogen's share of pre-tax profits in the U.S. for RITUXAN and GAZYVA	$647.7	$1,080.2	$1,542.4
Other revenue from anti-CD20 therapeutic programs	1,010.8	897.6	748.0
Total revenue from anti-CD20 therapeutic programs	$1,658.5	$1,977.8	$2,290.4
Approximately 15.1%, 14.7% and 15.9% of our total revenue in 2021, 2020 and 2019, respectively, was derived from our collaboration arrangements with Genentech. For additional information on our collaboration arrangements with Genentech, please read Note 18, Collaborative and Other Relationships, to these consolidated financial statements.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Other Revenue
Other revenue is summarized as follows:

	For the Years Ended December 31,
(In millions)	2021	2020	2019
Revenue from collaborative and other relationships:
Revenue earned under our technical development agreement, manufacturing services agreements and royalty revenue on biosimilar products with Samsung Bioepis	$20.7	$20.9	$106.2
Other revenue from collaborative and other relationships	—	0.7	—
Other royalty and corporate revenue:
Royalty	27.9	33.9	17.0
Other corporate	427.7	719.1	584.5
Total other revenue	$476.3	$774.6	$707.7
Other corporate revenue primarily reflects amounts earned under contract manufacturing agreements with our strategic customers, including Bioverativ Inc. (Bioverativ). During the years ended December 31, 2021, 2020 and 2019, we recognized $18.2 million, $48.6 million and $383.2 million, respectively, in revenue under the manufacturing and supply agreement with Bioverativ entered into in connection with the spin-off of our hemophilia business.
During the third quarter of 2019, we amended our agreement with a contract manufacturing customer pursuant to which we licensed certain of our manufacturing-related intellectual property to the customer. In the second quarter of 2020, the customer received regulatory approval for its product that is being manufactured using certain of our manufacturing-related intellectual property. As a result we were entitled to $500.0 million in a series of three payments. The first payment became due upon a regulatory approval of such product and was received during the second quarter of 2020. The second payment became due upon the first anniversary of the regulatory approval and was received during the second quarter of 2021. The third payment is due on the second anniversary of the regulatory approval.
Other corporate revenue for the year ended December 31, 2020, reflects $346.2 million related to the delivery of the license for certain of our manufacturing-related intellectual property under the amended agreement, as discussed above, and the performance of manufacturing product supply services for such customer. We have allocated the remaining $153.8 million of the $500.0 million transaction price to the performance of manufacturing product supply services for the customer, which we expect to perform through 2026. The value allocated to the manufacturing services was based on expected demand for supply and the fair value of comparable manufacturing and development services.
For additional information on our collaboration arrangements with Samsung Bioepis, please read Note 18, Collaborative and Other Relationships, to these consolidated financial statements.
5.        INVENTORY
The components of inventory are summarized as follows:

	As of December 31,
(In millions)	2021	2020
Raw materials	$349.6	$314.9
Work in process	814.0	544.5
Finished goods	187.9	209.2
Total inventory	$1,351.5	$1,068.6
Inventory amounts written down as a result of excess, obsolescence or unmarketability are charged to cost of sales, and totaled $167.6 million, $26.6 million and $52.2 million for the years ended December 31, 2021, 2020 and 2019, respectively.
Upon review of the ADUHELM inventory it was determined that a portion of the inventory will not be consumed prior to product expiration based on our latest estimates of forecasted demand. During the fourth quarter of 2021

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
we wrote-off approximately $120.0 million of inventory in excess of forecasted demand related to ADUHELM, which was recognized in cost of sales within our consolidated statements of income. As of December 31, 2021, we had approximately $223.0 million of inventory related to ADUHELM. For additional information please read Note 18, Collaborative and Other Relationships, to these consolidated financial statements.
6.        INTANGIBLE ASSETS AND GOODWILL
Intangible Assets
Intangible assets, net of accumulated amortization, impairment charges and adjustments are summarized as follows:

		As of December 31, 2021			As of December 31, 2020
(In millions)	Estimated Life	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Completed technology	4-28 years	$7,413.1	$(5,388.5)	$2,024.6	$7,394.3	$(5,136.5)	$2,257.8
In-process research and development	Indefinite until commercialization	132.7	—	132.7	762.5	—	762.5
Trademarks and trade names	Indefinite	64.0	—	64.0	64.0	—	64.0
Total intangible assets		$7,609.8	$(5,388.5)	$2,221.3	$8,220.8	$(5,136.5)	$3,084.3
Amortization and Impairments
Amortization and impairment of acquired intangible assets totaled $881.3 million, $464.8 million and $489.9 million for the years ended December 31, 2021, 2020 and 2019, respectively.
Amortization of acquired intangible assets, excluding impairment charges, totaled $252.0 million, $255.1 million and $274.0 million for the years ended December 31, 2021, 2020 and 2019, respectively. The decrease in amortization of acquired intangible assets, excluding impairment charges, over the three years was primarily due to a lower rate of amortization for acquired intangible assets.
For the year ended December 31, 2021, amortization and impairment of acquired intangible assets reflects the impact of a $365.0 million impairment charge related to BIIB111, a $220.0 million impairment charge related to BIIB112 and a $44.3 million impairment charge related to vixotrigine (BIIB074) for the potential treatment of trigeminal neuralgia (TGN).
For the year ended December 31, 2020, amortization and impairment of acquired intangible assets reflects the impact of a $115.0 million impairment charge related to BIIB111, a $75.4 million impairment charge related to BIIB054 (cinpanemab) and a $19.3 million impairment charge related to one of our other IPR&D intangible assets.
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
IPR&D Related to Business Combinations
IPR&D represents the fair value assigned to research and development assets that we acquired as part of a business combination and had not yet reached technological feasibility at the date of acquisition. Included in IPR&D balances are adjustments related to foreign currency exchange rate fluctuations. We review amounts capitalized as acquired IPR&D for impairment annually, as of October 31, and whenever events or changes in circumstances indicate to us that the carrying value of the assets might not be recoverable. The carrying value associated with our IPR&D assets as of December 31, 2021, relates to the IPR&D programs we acquired in connection with our acquisition of Convergence Pharmaceuticals Holdings Ltd. (Convergence).

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Vixotrigine
In the periods since we acquired vixotrigine, there have been numerous delays in the initiation of Phase 3 studies for the potential treatment of TGN and for the potential treatment of DPN, another form of neuropathic pain. We have engaged with the U.S. Food and Drug Administration (FDA) regarding the design of the Phase 3 studies of vixotrigine for the potential treatment of TGN and DPN and are now performing an additional clinical trial of vixotrigine.
The performance of this additional clinical trial delayed the initiation of the Phase 3 studies of vixotrigine for the potential treatment of TGN, and, as a result, we recognized an impairment charge of $44.3 million related to vixotrigine for the potential treatment of TGN during the first quarter of 2021. As of December 31, 2021, the carrying value associated with the remaining IPR&D asset for DPN was $132.7 million and the fair value of this asset was not significantly in excess of its carrying value.
BIIB111 and BIIB112
During the fourth quarter of 2020 we recognized an impairment charge of $115.0 million related to BIIB111 as a result of third-party manufacturing delays that impacted the timing and increased the costs associated with advancing BIIB111 through Phase 3 development.
During the second quarter of 2021 we announced that our Phase 3 STAR study of BIIB111 and our Phase 2/3 XIRIUS study of BIIB112 did not meet their primary endpoints. In the third quarter of 2021 we suspended further development on these programs based on the decision by management as part of its strategic review process. For the year ended December 31, 2021, we recognized an impairment charge of $365.0 million related to BIIB111 and an impairment charge of $220.0 million related to BIIB112, reducing the remaining book values of these IPR&D intangible assets to zero.
In addition, for the year ended December 31, 2021, as a result of our decision to suspend further development of BIIB111 and BIIB112, we recognized charges of approximately $39.1 million related to our manufacturing arrangements and other costs that we expect to incur as a result of suspending these programs, which were recorded as research and development expense in our consolidated statements of income.
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
The IPR&D impairment charges were included in amortization and impairment of acquired intangible assets and the gain resulting from the remeasurement of our contingent consideration obligation was recorded in (gain) loss on fair value remeasurement of contingent consideration in our consolidated statements of income. The fair value of the intangible assets and contingent consideration obligations were based on a probability-adjusted discounted cash flow calculation using Level 3 fair value measurements and inputs including estimated revenue, costs and probabilities of success.
Estimated Future Amortization of Intangible Assets
The estimated future amortization of finite-lived intangible assets for the next five years is expected to be as follows:

(In millions)	As of December 31, 2021
2022	$255.0
2023	210.0
2024	195.0
2025	195.0
2026	180.0

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Goodwill
The following table provides a roll forward of the changes in our goodwill balance:

	As of December 31,
(In millions)	2021	2020
Goodwill, beginning of year	$5,762.1	$5,757.8
Other	(1.0)	4.3
Goodwill, end of year	$5,761.1	$5,762.1
As of December 31, 2021, we had no accumulated impairment losses related to goodwill. Other includes adjustments related to foreign currency exchange rate fluctuations.
7.        FAIR VALUE MEASUREMENTS
The tables below present information about our assets and liabilities that are regularly measured and carried at fair value and indicate the level within the fair value hierarchy of the valuation techniques we utilized to determine such fair value:

	As of December 31, 2021
(In millions)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$1,632.2	$—	$1,632.2	$—
Marketable debt securities:
Corporate debt securities	1,108.2	—	1,108.2	—
Government securities	1,192.7	—	1,192.7	—
Mortgage and other asset backed securities	132.2	—	132.2	—
Marketable equity securities	1,048.5	181.7	866.8	—
Derivative contracts	80.9	—	80.9	—
Plan assets for deferred compensation	33.4	—	33.4	—
Total	$5,228.1	$181.7	$5,046.4	$—
Liabilities:
Derivative contracts	$10.8	$—	$10.8	$—
Contingent consideration obligations	209.1	—	—	209.1
Total	$219.9	$—	$10.8	$209.1

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As of December 31, 2020
(In millions)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$626.9	$—	$626.9	$—
Marketable debt securities:
Corporate debt securities	1,301.5	—	1,301.5	—
Government securities	627.1	—	627.1	—
Mortgage and other asset backed securities	122.4	—	122.4	—
Marketable equity securities	1,974.3	271.1	1,703.2	—
Derivative contracts	20.5	—	20.5	—
Plan assets for deferred compensation	28.2	—	28.2	—
Total	$4,700.9	$271.1	$4,429.8	$—
Liabilities:
Derivative contracts	$217.2	$—	$217.2	$—
Contingent consideration obligations	259.8	—	—	259.8
Total	$477.0	$—	$217.2	$259.8
There have been no material impairments of our assets measured and carried at fair value during the years ended December 31, 2021 and 2020. In addition, there have been no changes in valuation techniques during the years ended December 31, 2021 and 2020. The fair value of Level 2 instruments classified as cash equivalents and marketable debt securities was determined through third-party pricing services. The fair value of Level 2 instruments classified as marketable equity securities represents our investments in the common stock of Sangamo Therapeutics, Inc. (Sangamo), Denali Therapeutics Inc. (Denali) and Sage Therapeutics, Inc. (Sage) and are valued using an option pricing valuation model as the investments are each subject to certain holding period restrictions. The holding period restrictions for a portion of our Sangamo investment expired during the second quarter of 2021. The fair value of this portion of our Sangamo investment was a Level 1 measurement as of December 31, 2021. For additional information on our investments in Sangamo, Denali and Sage common stock, please read Note 8, Financial Instruments, to these consolidated financial statements.
For a description of our validation procedures related to prices provided by third-party pricing services and our option pricing valuation model, please read the Fair Value Measurements section within Note 1, Summary of Significant Accounting Policies, to these consolidated financial statements.
The following tables summarize the significant unobservable inputs in the fair value measurement of our contingent consideration obligations as of December 31, 2021 and 2020:

	As of December 31, 2021
(In millions)	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
Liabilities:
Contingent consideration obligation	$209.1	Discounted cash flow	Discount rate	1.30%	1.30%
			Expected timing of achievement of development milestones	2023 to 2027	—

	As of December 31, 2020
(In millions)	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
Liabilities:
Contingent consideration obligation	$259.8	Discounted cash flow	Discount rate	0.60%	0.60%
			Expected timing of achievement of development milestones	2021 to 2025	—

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The weighted average discount rate was calculated based on the relative fair value of our contingent consideration obligations. In addition, we apply various probabilities of technological and regulatory success, ranging from 10.9% to certain probability as of December 31, 2021, to the valuation models to estimate the fair values of our contingent consideration obligations.
Nonrecurring Fair Value Measurements
For the year ended December 31, 2021, we recorded impairment charges of $365.0 million related to BIIB111 and $220.0 million related to BIIB112. As a result, the remaining book values associated with these programs were reduced to zero. For additional information, please read Note 6, Intangible Assets and Goodwill, to these consolidated financial statements.
Debt Instruments
The fair values of our debt instruments, which are Level 2 liabilities, are summarized as follows:

	As of December 31,
(In millions)	2021	2020
3.625% Senior Notes due September 15, 2022	$1,020.0	$1,054.1
4.050% Senior Notes due September 15, 2025	1,895.2	2,003.1
2.250% Senior Notes due May 1, 2030	1,475.9	1,557.2
5.200% Senior Notes due September 15, 2045(1)	1,463.0	2,365.1
3.150% Senior Notes due May 1, 2050	1,457.7	1,536.4
3.250% Senior Notes due February 15, 2051(1)	692.9	—
Total	$8,004.7	$8,515.9

(1) In February 2021 we completed a private offer to exchange (Exchange Offer) our tendered 5.200% Senior Notes due September 15, 2045 (2045 Senior Notes), whereby approximately $624.6 million of our 2045 Senior Notes were exchanged for approximately $700.7 million of a new series of 3.250% Senior Notes due February 15, 2051 (2051 Senior Notes). For additional information on our Exchange Offer, please read Note 12, Indebtedness, to these consolidated financial statements.
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
Contingent Consideration Obligations
In connection with our acquisitions of Convergence and Biogen International Neuroscience GmbH (BIN), we agreed to make additional payments based upon the achievement of certain milestone events. The following table provides a roll forward of the fair values of our contingent consideration obligations, which includes Level 3 measurements:

	As of December 31,
(In millions)	2021	2020
Fair value, beginning of year	$259.8	$346.1
Changes in fair value	(50.7)	(86.3)
Fair value, end of year	$209.1	$259.8
As of December 31, 2021 and 2020, approximately $209.1 million and $110.3 million, respectively, of the fair value of our total contingent consideration obligations was reflected as a component of other long-term liabilities in our consolidated balance sheets with the remaining balance reflected as a component of accrued expense and other.
For the year ended December 31, 2021, changes in the fair value of our contingent consideration obligations were primarily due to reductions in the probability of technical and regulatory success and delays in the expected timing of the achievement of certain remaining developmental milestones related to our vixotrigine programs.
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
Convergence Pharmaceuticals Holdings Limited
In connection with our acquisition of Convergence in February 2015 we recorded a contingent consideration obligation of $274.5 million. As of December 31, 2021 and 2020, the fair value of this contingent consideration obligation was $209.1 million and $259.8 million, respectively. Our most recent valuation was determined based upon net cash flow projections of $400.0 million, probability weighted and discounted using a rate of 1.3%, which is a measure of the credit risk associated with settling the liability.
Biogen International Neuroscience GmbH
In connection with our acquisition of BIN in December 2010 we recorded a contingent consideration obligation of $81.2 million. We discontinued further development of BIIB054 for the potential treatment of Parkinson's disease based on the results of a Phase 2 study of BIIB054. Additionally, during the third and fourth quarters of 2020 we discontinued other programs related to our acquisition of BIN for which we had immaterial contingent consideration obligations. As a result, the fair value of the contingent consideration obligations related to our acquisition of BIN was adjusted to zero, resulting in a gain of $101.5 million for the year ended December 31, 2020.
Acquired IPR&D
The fair values of the acquired IPR&D assets were based on a probability-adjusted discounted cash flow calculation using Level 3 fair value measurements and inputs including estimated revenue and probabilities of success. These assets are tested for impairment annually until commercialization, after which time the acquired IPR&D will be amortized over its estimated useful life using the economic consumption method.
In connection with our acquisition of NST, we recognized $480.0 million and $220.0 million of acquired IPR&D intangible assets for BIIB111 and BIIB112, respectively. During the fourth quarter of 2020 we recognized an impairment charge of $115.0 million related to BIIB111. During the third quarter of 2021 we suspended further development on these programs and recognized an impairment charge of $365.0 million related to BIIB111 and an impairment charge of $220.0 million related to BIIB112, reducing the fair value of these IPR&D intangible assets to zero.
In connection with our acquisition of BIN, we recognized a $110.9 million acquired IPR&D intangible asset. During the fourth quarter of 2020 we discontinued further development of BIIB054 for the potential treatment of Parkinson's disease and recognized an impairment charge of $75.4 million to reduce the fair value of the IPR&D intangible asset to zero.
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

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
8.    FINANCIAL INSTRUMENTS
The following table summarizes our financial assets with maturities of less than 90 days from the date of purchase included in cash and cash equivalents in our consolidated balance sheets:

	As of December 31,
(In millions)	2021	2020
Commercial paper	$247.6	$61.1
Overnight reverse repurchase agreements	200.0	37.4
Money market funds	901.6	505.1
Short-term debt securities	283.0	23.3
Total	$1,632.2	$626.9
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
Our marketable equity securities gains (losses) are recorded in other income (expense), net in our consolidated statements of income. The following tables summarize our marketable debt and equity securities, classified as available for sale:

	As of December 31, 2021
(In millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable debt securities:
Corporate debt securities:
Current	$723.6	$0.1	$(0.3)	$723.4
Non-current	385.4	0.2	(0.8)	384.8
Government securities:
Current	817.0	—	(0.4)	816.6
Non-current	377.0	0.1	(1.0)	376.1
Mortgage and other asset backed securities:
Current	1.1	—	—	1.1
Non-current	131.8	—	(0.7)	131.1
Total marketable debt securities	$2,435.9	$0.4	$(3.2)	$2,433.1

Marketable equity securities:
Marketable equity securities, current	$33.9	$9.9	$—	$43.8
Marketable equity securities, non-current	1,133.1	151.0	(279.4)	1,004.7
Total marketable equity securities	$1,167.0	$160.9	$(279.4)	$1,048.5

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As of December 31, 2020
(In millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable debt securities:
Corporate debt securities:
Current	$897.8	$0.4	$(0.2)	$898.0
Non-current	402.5	1.1	(0.1)	403.5
Government securities:
Current	380.6	0.1	—	380.7
Non-current	245.9	0.5	—	246.4
Mortgage and other asset backed securities:
Current	0.2	—	—	0.2
Non-current	122.1	0.2	(0.1)	122.2
Total marketable debt securities	$2,049.1	$2.3	$(0.4)	$2,051.0

Marketable equity securities:
Marketable equity securities, current	$70.6	$15.9	$—	$86.5
Marketable equity securities, non-current	1,168.9	733.8	(14.9)	1,887.8
Total marketable equity securities	$1,239.5	$749.7	$(14.9)	$1,974.3
Summary of Contractual Maturities: Available-for-Sale Debt Securities
The estimated fair value and amortized cost of our marketable debt securities available-for-sale by contractual maturity are summarized as follows:

	As of December 31, 2021		As of December 31, 2020
(In millions)	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost
Due in one year or less	$1,541.1	$1,541.7	$1,278.9	$1,278.6
Due after one year through five years	868.2	870.2	722.6	721.3
Due after five years	23.8	24.0	49.5	49.2
Total marketable debt securities	$2,433.1	$2,435.9	$2,051.0	$2,049.1
The average maturity of our marketable debt securities available-for-sale as of December 31, 2021 and 2020, was approximately 10 months and 11 months, respectively.
Proceeds from Marketable Debt Securities
The proceeds from maturities and sales of marketable debt securities and resulting realized gains and losses are summarized as follows:

	For the Years Ended December 31,
(In millions)	2021	2020	2019
Proceeds from maturities and sales	$3,405.4	$7,299.4	$6,007.0
Realized gains	0.2	17.7	6.0
Realized losses	4.0	26.0	1.5
Realized losses for the year ended December 31, 2021, 2020 and 2019, primarily relate to sales of corporate bonds, agency mortgage-backed securities and other asset-backed securities.
Strategic Investments
As of December 31, 2021 and 2020, our strategic investment portfolio was comprised of investments totaling $1,110.3 million and $2,024.6 million, respectively, which are included in other current assets and investments and other assets in our consolidated balance sheets.

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
The decrease in our strategic investment portfolio for the year ended December 31, 2021, was primarily due to decreases in the fair value of our investments in Denali, Ionis Pharmaceuticals, Inc. (Ionis), Sage and Sangamo common stock.
Sage Therapeutics, Inc.
In November 2020 we entered into a global collaboration and license agreement with Sage. In connection with the closing of this transaction in December 2020 we purchased $650.0 million of Sage common stock, or approximately 6.2 million shares at approximately $104.14 per share, which are subject to transfer restrictions. This investment is classified as a Level 2 marketable equity security due to certain holding period restrictions and is remeasured each reporting period and carried at fair value. The effects of certain holding period restrictions on the investment are estimated using an option pricing valuation model. The most significant assumptions within the model are the term of the restrictions and the stock price volatility, which is based upon historical volatility of similar companies. We also use a constant maturity risk free-interest rate to match the remaining term of the restrictions on our investment in Sage's common stock and a dividend yield of zero based upon the fact that Sage and similar companies generally have not historically granted cash dividends.
For additional information on our collaboration arrangement with Sage, please read Note 18, Collaborative and Other Relationships, to these consolidated financial statements.
Denali Therapeutics Inc.
In August 2020 we entered into a collaboration and license agreement with Denali. As part of this collaboration we purchased $465.0 million of Denali common stock in September 2020, or approximately 13 million shares at approximately $34.94 per share, which are subject to transfer restrictions. This investment is classified as a Level 2 marketable equity security due to certain holding period restrictions and is remeasured each reporting period and carried at fair value. The effects of certain holding period restrictions on the investment are estimated using an option pricing valuation model. The most significant assumptions within the model are the term of the restrictions and the stock price volatility, which is based upon historical volatility of similar companies. We also use a constant maturity risk free-interest rate to match the remaining term of the restrictions on our investment in Denali's common stock and a dividend yield of zero based upon the fact that Denali and similar companies generally have not historically granted cash dividends.
For additional information on our collaboration agreement with Denali, please read Note 18, Collaborative and Other Relationships, to these consolidated financial statements.
Sangamo Therapeutics, Inc.
In February 2020 we entered into a collaboration and license agreement with Sangamo. In connection with the closing of this transaction in April 2020 we purchased $225.0 million of Sangamo common stock, or approximately 24 million shares at approximately $9.21 per share, of which approximately 12 million shares remain subject to transfer restrictions as of December 31, 2021. This equity method investment will be remeasured each reporting period and carried at fair value due to our election of the fair value option. The effects of certain holding period restrictions on the investment are estimated using an option pricing valuation model. The most significant assumptions within the model are the term of the restrictions and the stock price volatility, which is based upon historical volatility of similar companies. We also use a constant maturity risk free-interest rate to match the remaining term of the restrictions on our investment in Sangamo's common stock and a dividend yield of zero based upon the fact that Sangamo and similar companies generally have not historically granted cash dividends.
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

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
As of December 31, 2021 and 2020, the carrying value of our equity method investment in Samsung Bioepis totaled 713.3 billion South Korean won ($599.9 million) and 673.8 billion South Korean won ($620.2 million), respectively, which is classified as a component of investments and other assets within our consolidated balance sheets.
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
Foreign currency forward contracts in effect as of December 31, 2021 and 2020, had durations of 1 to 15 months and 1 to 24 months, respectively. These contracts have been designated as cash flow hedges and unrealized gains or losses on the portion of these foreign currency forward contracts that are included in the effectiveness test are reported in accumulated other comprehensive income (loss) (referred to as AOCI in the table below). Realized gains and losses of such contracts are recognized in revenue when the sale of product in the currency being hedged is recognized and in operating expense when the expense in the currency being hedged is recorded. We recognize all cash flow hedge reclassifications from accumulated other comprehensive income (loss) and fair value changes of excluded portions in the same line item in our consolidated statements of income that has been impacted by the hedged item.
The notional value of foreign currency forward contracts that were entered into to hedge forecasted revenue and operating expense is summarized as follows:

	Notional Amount As of December 31,
(In millions)	2021	2020
Euro	$1,828.0	$2,979.1
British pound	166.2	250.6
Japanese yen	72.7	—
Canadian dollar	59.9	—
Total foreign currency forward contracts	$2,126.8	$3,229.7
The pre-tax portion of the fair value of these foreign currency forward contracts that were included in accumulated other comprehensive income (loss) in total equity is summarized as follows:

	For the Years Ended December 31,
(In millions)	2021	2020	2019
Unrealized gains	$60.8	$—	$6.9
Unrealized (losses)	(7.0)	(212.5)	(6.4)
Net unrealized gains (losses)	$53.8	$(212.5)	$0.5
We expect the net unrealized gains of $53.8 million to be settled over the next 15 months, of which $48.2 million of these unrealized gains are expected to be settled over the next 12 months, with any amounts in accumulated other comprehensive income (loss) to be reported as an adjustment to revenue or operating expense. We consider the impact of our and our counterparties’ credit risk on the fair value of the contracts as well as the ability of each party to execute its contractual obligations. As of December 31, 2021 and 2020, credit risk did not materially change the fair value of our foreign currency forward contracts.
The following table summarizes the effect of foreign currency forward contracts designated as hedging instruments in our consolidated statements of income:

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Years Ended December 31,
Net Gains/(Losses) Reclassified from AOCI into Operating Income (in millions)				Net Gains/(Losses) Recognized in Operating Income (in millions)
Location	2021	2020	2019	Location	2021	2020	2019
Revenue	$(60.0)	$18.3	$118.6	Revenue	$(8.4)	$(9.9)	$2.9
Operating expense	(0.8)	3.3	(3.3)	Operating expense	—	—	0.2
Interest Rate Contracts - Hedging Instruments
We have entered into interest rate lock contracts or interest rate swap contracts on certain borrowing transactions to manage our exposure to interest rate changes and to reduce our overall cost of borrowing.
Interest Rate Swap Contracts
In connection with the issuance of our 2.90% Senior Notes due September 15, 2020, we entered into interest rate swaps with an aggregate notional amount of $675.0 million, which were originally set to expire on September 15, 2020. The interest rate swap contracts were designated as hedges of the fair value changes in our 2.90% Senior Notes attributable to changes in interest rates. In May 2020 we settled our interest rate swap contracts, in conjunction with our early redemption of our 2.90% Senior Notes, resulting in a gain of approximately $3.3 million, which was recorded as a component of interest expense in our consolidated statements of income during the year ended December 31, 2020.
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
In order to mitigate these currency fluctuations between the U.S. dollar and South Korean won, we have entered into foreign currency forward contracts. Foreign currency forward contracts in effect as of December 31, 2021, had remaining durations of 10 months. These contracts have been designated as net investment hedges. We recognize changes in the spot exchange rate in accumulated other comprehensive income (loss). The pre-tax portion of the fair value of these foreign currency forward contracts that were included in accumulated other comprehensive income (loss) in total equity reflected net gains of $10.6 million and net losses of $21.2 million as of December 31, 2021 and 2020, respectively. We exclude fair value changes related to the forward rate from our hedging relationship and will amortize the forward points in other income (expense), net in our consolidated statements of income over the term of the contract. The pre-tax portion of the fair value of the forward points that were included in accumulated other comprehensive income (loss) in total equity reflected net losses of $3.6 million and net gains of $0.2 million as of December 31, 2021 and 2020, respectively.
The following table summarizes the effect of our net investment hedges in our consolidated financial statements:

For the Years Ended December 31,
Net Gains/(Losses) Recognized in Other Comprehensive Income (Effective Portion) (in millions)				Net Gains/(Losses) Recognized in Other Comprehensive Income (Amounts Excluded from Effectiveness Testing) (in millions)				Net Gains/(Losses) Recognized in Net Income (Amounts Excluded from Effectiveness Testing) (in millions)
Location	2021	2020	2019	Location	2021	2020	2019	Location	2021	2020	2019
Gains (losses) on net investment hedge	$46.0	$(35.1)	$25.3	Gains (losses) on net investment hedge	$(3.2)	$4.5	$3.3	Other income (expense)	$(0.6)	$2.9	$7.0
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

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The aggregate notional amount of these outstanding foreign currency forward contracts was $1,268.0 million and $1,158.0 million as of December 31, 2021 and 2020, respectively. Net losses of $43.3 million, net gains of $30.1 million and net losses of $5.9 million related to these contracts were recorded as a component of other income (expense), net for the years ended December 31, 2021, 2020 and 2019, respectively.
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
The following table summarizes the fair value and presentation in our consolidated balance sheets of our outstanding derivative instruments, including those designated as hedging instruments:

		As of December 31,
(In millions)	Balance Sheet Location	2021	2020
Cash Flow Hedging Instruments:
Asset derivative instruments	Other current assets	$66.2	$—
	Investments and other assets	5.5	—
Liability derivative instruments	Accrued expense and other	6.6	157.1
	Other long-term liabilities	—	35.7

Net Investment Hedging Instruments:
Asset derivative instruments	Other current assets	4.1	—
Liability derivative instruments	Accrued expense and other	—	19.7

Other Derivative Instruments:
Asset derivative instruments	Other current assets	5.1	20.5
Liability derivative instruments	Accrued expense and other	4.2	4.7

10.      PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment are recorded at historical cost, net of accumulated depreciation. Components of property, plant and equipment, net are summarized as follows:

	As of December 31,
(In millions)	2021	2020
Land	$207.5	$119.8
Buildings	1,699.7	1,025.3
Leasehold improvements	121.0	104.6
Machinery and equipment	1,585.5	1,027.8
Computer software and hardware	971.6	903.0
Furniture and fixtures	67.4	62.5
Construction in progress	770.3	1,950.8
Total cost	5,423.0	5,193.8
Less: accumulated depreciation	(2,006.6)	(1,782.3)
Total property, plant and equipment, net	$3,416.4	$3,411.5
Depreciation expense totaled $235.3 million, $201.9 million and $190.6 million for the years ended December 31, 2021, 2020 and 2019, respectively.
For the years ended December 31, 2021, 2020 and 2019, we capitalized interest costs related to construction in progress totaling approximately $36.3 million, $65.2 million and $68.8 million, respectively.
Solothurn, Switzerland Manufacturing Facility
In order to support our future growth and drug development pipeline, we are building a large-scale biologics manufacturing facility in Solothurn, Switzerland. Upon completion, this facility will include 393,000 square feet

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
related to a large-scale biologics manufacturing facility, 290,000 square feet of warehouse, utilities and support space and 51,000 square feet of administrative space. As of December 31, 2021 and 2020, we had approximately $677.0 million and $1.8 billion, respectively, capitalized as construction in progress related to this facility. In the second quarter of 2021, a portion of the facility received a Good Manufacturing Practice multi-product license from the Swiss Agency for Therapeutic Products, resulting in approximately $1.2 billion of fixed assets being placed in service during the second quarter of 2021.
11.      LEASES
We lease real estate, including laboratory and office space, and certain equipment.
Our leases have remaining lease terms ranging from less than one year to nine years. Certain leases include one or more options to renew, exercised at our sole discretion, with renewal terms that can extend the lease term from one year to six years.
In addition, we sublease certain real estate to third-parties. Our sublease portfolio consists of operating leases, with remaining lease terms ranging from three years to seven years. Our subleases do not include an option to renew as they are coterminous with our operating leases.
All of our leases qualify as operating leases. The following table summarizes the presentation in our consolidated balance sheets of our operating leases:

		As of December 31,
(In millions)	Balance sheet location	2021	2020
Assets:
Operating lease assets	Operating lease assets	$375.4	$433.3

Liabilities
Current operating lease liabilities	Accrued expense and other	$89.1	$83.2
Non-current operating lease liabilities	Long-term operating lease liabilities	330.4	402.0
Total operating lease liabilities		$419.5	$485.2
The following table summarizes the effect of lease costs in our consolidated statements of income:

		For the Years Ended December 31,
(In millions)	Income Statement Location	2021	2020
Operating lease cost	Research and development	$3.4	$5.2
	Selling, general and administrative	95.9	93.1
Variable lease cost	Research and development	0.8	1.1
	Selling, general and administrative	25.7	21.1
Sublease income	Selling, general and administrative	(23.9)	(24.2)
	Other (income) expense, net	(4.0)	(3.9)
Net lease cost		$97.9	$92.4

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Variable lease cost primarily related to operating expense, taxes and insurance associated with our operating leases. As these costs are generally variable in nature, they are not included in the measurement of the operating lease asset and related lease liability.
The minimum lease payments for the next five years and thereafter is expected to be as follows:

(In millions)	As of December 31, 2021
2022	$99.6
2023	89.7
2024	79.7
2025	57.2
2026	44.8
Thereafter	84.0
Total lease payments	$455.0
Less: interest	35.5
Present value of operating lease liabilities	$419.5
The weighted average remaining lease term and weighted average discount rate of our operating leases are as follows:

	As of December 31,
	2021	2020
Weighted average remaining lease term in years	5.43	6.30
Weighted average discount rate	2.9%	2.9%
Supplemental disclosure of cash flow information related to our operating leases included in cash flow provided by operating activities in our consolidated statements of cash flow is as follows:

	As of December 31,
(In millions)	2021	2020
Cash paid for amounts included in the measurement of lease liabilities	$105.8	$100.2
Operating lease assets obtained in exchange for lease obligations	18.1	59.0
12.     INDEBTEDNESS
Our indebtedness is summarized as follows:

	As of December 31,
(In millions)	2021	2020
Current portion:
3.625% Senior Notes due September 15, 2022	$999.1	$—
Current portion of notes payable	$999.1	$—
Non-current portion:
3.625% Senior Notes due September 15, 2022	$—	$997.9
4.050% Senior Notes due September 15, 2025	1,742.9	1,741.2
2.250% Senior Notes due May 1, 2030	1,492.0	1,491.1
5.200% Senior Notes due September 15, 2045(1)	1,099.9	1,723.4
3.150% Senior Notes due May 1, 2050	1,473.2	1,472.6
3.250% Senior Notes due February 15, 2051(1)	466.0	—
Non-current portion of notes payable	$6,274.0	$7,426.2

(1) In February 2021 we completed our Exchange Offer of our tendered 2045 Senior Notes, whereby approximately $624.6 million of our 2045 Senior Notes were exchanged for approximately $700.7 million of our 2051 Senior Notes.

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
In addition, we redeemed an aggregate principal amount of approximately $8.9 million of our 2045 Senior Notes for aggregate cash payments of approximately $12.1 million, excluding accrued and unpaid interest. The redemption has been accounted for as a debt extinguishment; as such, we recognized a pre-tax charge of $3.2 million upon the extinguishment of such 2045 Senior Notes. This charge, which was recognized in interest expense in other income (expense), net in our consolidated statements of income for the year ended December 31, 2021, reflects the payment of an early call premium and the write-off of the remaining unamortized original debt issuance costs and discount balances associated with such 2045 Senior Notes.
Upon settlement, we also made aggregate cash payments of approximately $13.8 million to settle all accrued and unpaid interest from the last interest payment date on our 2045 Senior Notes that were exchanged or redeemed. We incurred approximately $6.1 million of costs associated with our Exchange Offer, which was recognized in interest expense in other income (expense), net in our consolidated statements of income for the year ended December 31, 2021.
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
2015 Senior Notes
The following is a summary of our currently outstanding senior secured notes issued in 2015 (the 2015 Senior Notes), consisting of the following:
•$1.0 billion aggregate principal amount of 3.625% Senior Notes due September 15, 2022, valued at 99.920% of par;
•$1.75 billion aggregate principal amount of 4.05% Senior Notes due September 15, 2025, valued at 99.764% of par; and
•$1.12 billion aggregate principal amount of 5.20% Senior Notes due September 15, 2045, valued at 99.294% of par.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
2020 Credit Facility
In January 2020 we entered into a $1.0 billion, five-year senior unsecured revolving credit facility under which we are permitted to draw funds for working capital and general corporate purposes. The terms of the revolving credit facility include a financial covenant that requires us not to exceed a maximum consolidated leverage ratio. This revolving credit facility replaced the revolving credit facility that we entered into in August 2015. As of December 31, 2021, we had no outstanding borrowings and were in compliance with all covenants under this facility.
Debt Maturity
The total gross payments due under our debt arrangements are as follows:

(In millions)	As of December 31, 2021
2022	$1,000.0
2023	—
2024	—
2025	1,750.0
2026	—
2027 and thereafter	4,817.3
Total	$7,567.3
The fair value of our debt is disclosed in Note 7, Fair Value Measurements, to these consolidated financial statements.
13.      EQUITY
Preferred Stock
We have 8.0 million shares of Preferred Stock authorized, of which 1.75 million shares are authorized as Series A, 1.0 million shares are authorized as Series X junior participating and 5.25 million shares are undesignated. Shares may be issued without a vote or action of shareholders from time to time in classes or series with the designations, powers, preferences and the relative, participating, optional or other special rights of the shares of each such class or series and any qualifications, limitations or restrictions thereon as set forth in the instruments governing such shares. Any such Preferred Stock may rank prior to common stock as to dividend rights, liquidation preference or both, and may have full or limited voting rights and may be convertible into shares of common stock. No shares of Preferred Stock were issued and outstanding during 2021, 2020 and 2019.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Common Stock
The following table describes the number of shares authorized, issued and outstanding of our common stock as of December 31, 2021, 2020 and 2019:

	As of December 31, 2021			As of December 31, 2020			As of December 31, 2019
(In millions)	Authorized	Issued	Outstanding	Authorized	Issued	Outstanding	Authorized	Issued	Outstanding
Common stock	1,000.0	170.8	147.0	1,000.0	176.2	152.4	1,000.0	198.0	174.2
Share Repurchases
In October 2020 our Board of Directors authorized a program to repurchase up to $5.0 billion of our common stock (2020 Share Repurchase Program). Our 2020 Share Repurchase Program does not have an expiration date. All share repurchases under our 2020 Share Repurchase Program will be retired. Under our 2020 Share Repurchase Program, we repurchased and retired approximately 6.0 million and 1.6 million shares of our common stock at a cost of approximately $1.8 billion and $400.0 million during the years ended December 31, 2021 and 2020, respectively. Approximately $2.8 billion remained available under our 2020 Share Repurchase Program as of December 31, 2021.
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
Accumulated Other Comprehensive Income (Loss)
The following tables summarize the changes in accumulated other comprehensive income (loss), net of tax by component:

	December 31, 2021
(In millions)	Unrealized Gains (Losses) on Securities Available for Sale, Net of Tax	Unrealized Gains (Losses) on Cash Flow Hedges, Net of Tax	Gains (Losses) on Net Investment Hedge, Net of Tax	Unfunded Status of Postretirement Benefit Plans, Net of Tax	Currency Translation Adjustments	Total
Balance, December 31, 2020	$1.4	$(179.0)	$(8.5)	$(66.3)	$(46.6)	$(299.0)
Other comprehensive income (loss) before reclassifications	(6.6)	178.2	33.4	21.5	(92.4)	134.1
Amounts reclassified from accumulated other comprehensive income (loss)	3.0	54.6	0.6	—	—	58.2
Net current period other comprehensive income (loss)	(3.6)	232.8	34.0	21.5	(92.4)	192.3
Balance, December 31, 2021	$(2.2)	$53.8	$25.5	$(44.8)	$(139.0)	$(106.7)

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2020
(In millions)	Unrealized Gains (Losses) on Securities Available for Sale, Net of Tax	Unrealized Gains (Losses) on Cash Flow Hedges, Net of Tax	Gains (Losses) on Net Investment Hedge, Net of Tax	Unfunded Status of Postretirement Benefit Plans, Net of Tax	Currency Translation Adjustments	Total
Balance, December 31, 2019	$4.2	$7.8	$25.1	$(32.8)	$(139.5)	$(135.2)
Other comprehensive income (loss) before reclassifications	(9.3)	(165.0)	(30.7)	(33.5)	92.9	(145.6)
Amounts reclassified from accumulated other comprehensive income (loss)	6.5	(21.8)	(2.9)	—	—	(18.2)
Net current period other comprehensive income (loss)	(2.8)	(186.8)	(33.6)	(33.5)	92.9	(163.8)
Balance, December 31, 2020	$1.4	$(179.0)	$(8.5)	$(66.3)	$(46.6)	$(299.0)

	December 31, 2019
(In millions)	Unrealized Gains (Losses) on Securities Available for Sale, Net of Tax	Unrealized Gains (Losses) on Cash Flow Hedges, Net of Tax	Gains (Losses) on Net Investment Hedge, Net of Tax	Unfunded Status of Postretirement Benefit Plans, Net of Tax	Currency Translation Adjustments	Total
Balance, December 31, 2018	$(4.0)	$34.7	$3.5	$(31.3)	$(243.3)	$(240.4)
Other comprehensive income (loss) before reclassifications	11.8	88.1	28.6	(1.5)	103.8	230.8
Amounts reclassified from accumulated other comprehensive income (loss)	(3.6)	(115.0)	(7.0)	—	—	(125.6)
Net current period other comprehensive income (loss)	8.2	(26.9)	21.6	(1.5)	103.8	105.2
Balance, December 31, 2019	$4.2	$7.8	$25.1	$(32.8)	$(139.5)	$(135.2)
The following table summarizes the amounts reclassified from accumulated other comprehensive income (loss):

(In millions)	Income Statement Location	Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)
		For the Years Ended December 31,
		2021	2020	2019
Gains (losses) on securities available for sale	Other income (expense)	$(3.8)	$(8.2)	$4.5
	Income tax benefit (expense)	0.8	1.7	(0.9)

Gains (losses) on cash flow hedges	Revenue	(60.0)	18.3	118.6
	Operating expense	(0.8)	3.3	(3.3)
	Other income (expense)	0.2	0.3	0.3
	Income tax benefit (expense)	6.0	(0.1)	(0.6)

Gains (losses) on net investment hedge	Other income (expense)	(0.6)	2.9	7.0

Total reclassifications, net of tax		$(58.2)	$18.2	$125.6

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
14.      EARNINGS PER SHARE
Basic and diluted shares outstanding used in our earnings per share calculation are calculated as follows:

	For the Years Ended December 31,
(In millions)	2021	2020	2019
Numerator:
Net income attributable to Biogen Inc.	$1,556.1	$4,000.6	$5,888.5
Denominator:
Weighted average number of common shares outstanding	149.1	160.9	187.1
Effect of dilutive securities:
Time-vested restricted stock units	0.3	0.2	0.2
Market stock units	0.1	0.1	0.1
Performance stock units settled in stock	0.1	0.1	—
Dilutive potential common shares	0.5	0.4	0.3
Shares used in calculating diluted earnings per share	149.6	161.3	187.4
Amounts excluded from the calculation of net income per diluted share because their effects were anti-dilutive were insignificant.
Earnings per share for the years ended December 31, 2021, 2020 and 2019, reflects the repurchase of approximately 6.0 million shares, 22.4 million shares and 23.6 million shares of our common stock, respectively, under our share repurchase programs. For additional information on our share repurchase programs, please read Note 13, Equity, to these consolidated financial statements.
15.     SHARE-BASED PAYMENTS
Share-Based Compensation Expense
The following table summarizes share-based compensation expense included in our consolidated statements of income:

	For the Years Ended December 31,
(In millions)	2021	2020	2019
Research and development	$89.3	$80.0	$77.1
Selling, general and administrative	169.5	131.3	148.3
Subtotal	258.8	211.3	225.4
Capitalized share-based compensation costs	(8.0)	(6.2)	(8.9)
Share-based compensation expense included in total cost and expense	250.8	205.1	216.5
Income tax effect	(46.7)	(33.5)	(35.7)
Share-based compensation expense included in net income attributable to Biogen Inc.	$204.1	$171.6	$180.8

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table summarizes share-based compensation expense associated with each of our share-based compensation programs:

	For the Years Ended December 31,
(In millions)	2021	2020	2019
Market stock units	$45.6	$40.5	$30.4
Time-vested restricted stock units	159.8	142.6	134.0
Cash settled performance units	—	(1.7)	0.7
Performance units	—	(0.1)	1.6
Performance stock units settled in stock	23.9	7.9	15.5
Performance stock units settled in cash	12.2	8.6	5.5
Employee stock purchase plan	17.3	13.5	11.5
NST stock options	—	—	26.2
Subtotal	258.8	211.3	225.4
Capitalized share-based compensation costs	(8.0)	(6.2)	(8.9)
Share-based compensation expense included in total cost and expense	$250.8	$205.1	$216.5
As of December 31, 2021, unrecognized compensation cost related to unvested share-based compensation was approximately $235.5 million, net of estimated forfeitures. We expect to recognize the cost of these unvested awards over a weighted-average period of 1.9 years.
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

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Stock Options
We currently do not grant stock options to our employees or directors. Outstanding stock options previously granted to our employees and directors generally have a 10-year term and vest over a period of between one and four years, provided the individual continues to serve at Biogen through the vesting dates. Options granted under all plans are exercisable at a price per share not less than the fair market value of the underlying common stock on the date of grant. All outstanding options were exercised as of December 31, 2020.
The total intrinsic values of options exercised in 2020 and 2019 totaled $2.9 million and $4.2 million, respectively.
The following table summarizes the amount of tax benefit realized for stock options and cash received from the exercise of stock options:

	For the Years Ended December 31,
(In millions)	2020	2019
Tax benefit realized for stock options	$2.9	$2.5
Cash received from the exercise of stock options	0.7	0.4
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
The following table summarizes our MSU activity:

	December 31, 2021
	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2020	201,000	$388.98
Granted (1)	151,000	358.77
Vested	(80,000)	382.95
Forfeited	(15,000)	383.72
Unvested at December 31, 2021	257,000	$372.08

(1) MSUs granted during 2021 include awards granted in conjunction with our annual awards made in February 2021 and MSUs granted in conjunction with the hiring of employees. These grants reflect the target number of shares eligible to be earned at the time of grant. MSUs granted in 2021 also reflect an adjustment based upon the final performance multiplier in relation to shares granted in 2020, 2019 and 2018.
We value grants of MSUs using a lattice model with a Monte Carlo simulation. This valuation methodology utilizes several key assumptions, the 30 calendar day average closing stock price on the date of grant for MSUs, expected volatility of our stock price, risk-free rates of return and expected dividend yield.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The assumptions used in our valuation are summarized as follows:

	For the Years Ended December 31,
	2021	2020	2019
Expected dividend yield	—%	—%	—%
Range of expected stock price volatility	54.8% - 61.6%	37.8% - 44.1%	31.2% - 33.6%
Range of risk-free interest rates	0.06% - 0.21%	1.41% - 1.48%	2.46% - 2.53%
30 calendar day average stock price on grant date	$262.23 - $360.31	$257.83 - $325.40	$228.59 - $331.18
Weighted-average per share grant date fair value	$358.77	$398.61	$378.08
The fair values of MSUs vested in 2021, 2020 and 2019 totaled $22.5 million, $26.9 million and $32.5 million, respectively.
Cash Settled Performance Units (CSPUs)
CSPUs awarded to employees vest in three equal annual increments beginning on the first anniversary of the grant date. The vesting of these awards is subject to the respective employee’s continued employment with such awards settled in cash. The number of CSPUs granted represents the target number of units that are eligible to be earned based on the attainment of certain performance measures established at the beginning of the performance period, which ends on December 31 of each year. Participants may ultimately earn between zero and 200.0% of the target number of units granted based on the degree of actual performance metric achievement. Accordingly, additional CSPUs may be issued or currently outstanding CSPUs may be cancelled upon final determination of the number of units earned. CSPUs are classified as liability awards and will be settled in cash based on the 30 calendar day average closing stock price through each vesting date, once the actual vested and earned number of units is known. Since no shares are issued, these awards do not dilute equity. All remaining CSPUs were fully vested as of December 31, 2020.
The cash paid in settlement of CSPUs vested in 2020 and 2019 totaled $3.8 million and $10.6 million, respectively.
Performance-vested Restricted Stock Units (PUs)
PUs are granted to certain employees in the form of RSUs that may be settled in cash or shares of our common stock at the sole discretion of the Compensation and Management Development Committee of our Board of Directors. These awards are structured and accounted for the same way as the CSPUs, and vest in three equal annual increments beginning on the first anniversary of the grant date. The number of PUs granted represents the target number of units that are eligible to be earned based on the attainment of certain performance measures established at the beginning of the performance period, which ends on December 31 of each year. Participants may ultimately earn between zero and 200.0% of the target number of units granted based on the degree of actual performance metric achievement. Accordingly, additional PUs may be issued or currently outstanding PUs may be cancelled upon final determination of the number of units earned. PUs settling in cash are based on the 30 calendar day average closing stock price through each vesting date once the actual vested and earned number of units is known. All remaining PUs were fully vested as of December 31, 2020.
All PUs that vested in 2020 and 2019 were settled in cash totaling $3.4 million and $10.4 million, respectively.
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

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table summarizes our PSUs that settle in stock activity:

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2020	155,000	$304.19
Granted (1)	110,000	276.61
Vested	(56,000)	316.66
Forfeited	(13,000)	287.55
Unvested at December 31, 2021	196,000	$289.94

(1) PSUs settled in stock granted in 2021 include awards granted in conjunction with our annual awards made in February 2021 and PSUs granted in conjunction with the hiring of employees. These grants reflect the target number of shares eligible to be earned at the time of grant.
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
The following table summarizes our PSUs that settle in cash activity:

Shares
Unvested at December 31, 2020	120,000
Granted (1)	60,000
Vested	(37,000)
Forfeited	(9,000)
Unvested at December 31, 2021	134,000

(1) PSUs settled in cash granted in 2021 include awards granted in conjunction with our annual awards made in February 2021 and PSUs granted in conjunction with the hiring of employees. These grants reflect the target number of shares eligible to be earned at the time of grant.
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

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table summarizes our RSU activity:

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2020	1,018,000	$314.46
Granted (1)	826,000	276.90
Vested	(466,000)	313.99
Forfeited	(176,000)	294.34
Unvested at December 31, 2021	1,202,000	$291.54

(1) RSUs granted in 2021 primarily represent RSUs granted in conjunction with our annual awards made in February 2021 and awards made in conjunction with the hiring of new employees. RSUs granted in 2021 also include approximately 10,000 RSUs granted to our Board of Directors.
RSUs granted in 2020 and 2019 had weighted average grant date fair values of $318.87 and $304.44, respectively.
The fair values of RSUs vested in 2021, 2020 and 2019 totaled $132.2 million, $140.5 million and $131.5 million, respectively.
Employee Stock Purchase Plan (ESPP)
In June 2015 our shareholders approved the 2015 ESPP. The maximum aggregate number of shares of our common stock that may be purchased under the 2015 ESPP is 6.2 million.
The following table summarizes our ESPP activity:

	For the Years Ended December 31,
(In millions, except share amounts)	2021	2020	2019
Shares issued under the 2015 ESPP	248,000	212,000	204,000
Cash received under the 2015 ESPP	$54.4	$48.6	$40.4
16.      INCOME TAXES
Income Tax Expense
Income before income tax expense and the income tax expense consist of the following:

	For the Years Ended December 31,
(In millions)	2021	2020	2019
Income before income taxes (benefit):
Domestic	$448.3	$3,290.0	$4,725.3
Foreign	1,296.9	1,757.5	2,400.6
Total	$1,745.2	$5,047.5	$7,125.9
Income tax expense (benefit):
Current:
Federal	$319.1	$647.0	$947.4
State	23.1	41.2	59.1
Foreign	137.1	155.1	84.4
Total	479.3	843.3	1,090.9
Deferred:
Federal	$(242.5)	$(1,749.9)	$1,143.9
State	(11.9)	(6.8)	(2.3)
Foreign	(172.4)	1,905.7	(1,074.5)
Total	(426.8)	149.0	67.1
Total income tax expense	$52.5	$992.3	$1,158.0

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Transition Toll Tax
The Tax Cuts and Jobs Act of 2017 eliminated the deferral of U.S. income tax on the historical unrepatriated earnings by imposing the one-time mandatory deemed repatriation tax on accumulated foreign subsidiaries' previously untaxed foreign earnings (the Transition Toll Tax). The Transition Toll Tax was assessed on our share of our foreign corporations' accumulated foreign earnings that were not previously taxed. Earnings in the form of cash and cash equivalents were taxed at a rate of 15.5% and all other earnings were taxed at a rate of 8.0%.
As of December 31, 2021 and 2020, we have accrued income tax liabilities of $633.0 million and $697.0 million, respectively, under the Transition Toll Tax. Of the amounts accrued as of December 31, 2021, approximately $72.7 million is expected to be paid within one year. The Transition Toll Tax will be paid in installments over an eight--year period, which started in 2018, and will not accrue interest.
Unremitted Earnings
At December 31, 2021, we considered our earnings not to be permanently reinvested outside the U.S. and therefore recorded deferred tax liabilities associated with an estimate of the total withholding taxes expected as a result of our repatriation of earnings. Other than for earnings, we are permanently reinvested for book/tax basis differences of approximately $1.5 billion as of December 31, 2021, primarily arising through the impacts of purchase accounting. These permanently reinvested basis differences could reverse through sales of the foreign subsidiaries, as well as various other events, none of which were considered probable as of December 31, 2021. The residual U.S. tax liability, if these differences reverse, would be between $300.0 million and $400.0 million as of December 31, 2021.
TECFIDERA
In 2020 U.S. federal courts in West Virginia and Delaware entered judgments in favor of the defendants in patent infringement proceedings relating to TECFIDERA Orange-Book listed patents. We appealed both decisions. In late 2021 the U.S. Court of Appeals for the Federal Circuit (Federal Circuit) affirmed the judgment of the West Virginia federal court. The appeals in the Delaware cases were stayed and we expect will remain so until the decision in the West Virginia case becomes final. For additional information, please read Note 20, Litigation, to these consolidated financial statements.
Multiple TECFIDERA generic entrants are now in the U.S. market and have deeply discounted prices compared to TECFIDERA. The generic competition for TECFIDERA has significantly reduced our TECFIDERA revenue and is expected to continue to have a substantial and increasing negative impact on our U.S. TECFIDERA revenue in the future.
As of December 31, 2020, we assessed the realizability of our deferred tax assets that are dependent on future expected sales of TECFIDERA in the U.S. and reduced the net value of certain deferred tax assets by approximately $1.7 billion and reduced the net value of deferred tax liabilities associated with GILTI and tax credits by approximately $1.6 billion. For the year ended December 31, 2020, the income tax expense associated with these reductions was approximately $90.3 million. We continue to assess the realizability of these deferred tax assets and have recorded an increase in these deferred tax assets of approximately $108.5 million and an increase in these deferred tax liabilities of approximately $103.9 million for the year ended December 31, 2021.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Deferred Tax Assets and Liabilities
Significant components of our deferred tax assets and liabilities are summarized as follows:

	As of December 31,
(In millions)	2021	2020
Deferred tax assets:
Tax credits	$121.0	$113.4
Inventory, other reserves and accruals	199.4	165.9
Intangibles, net	1,477.5	1,546.0
Neurimmune's tax basis in ADUHELM	475.8	—
Net operating loss	1,973.0	2,080.3
Share-based compensation	31.7	23.3
Other	208.8	103.1
Valuation allowance	(1,961.3)	(1,753.9)
Total deferred tax assets	$2,525.9	$2,278.1
Deferred tax liabilities:
Purchased intangible assets	$(256.6)	$(396.2)
GILTI	(1,037.6)	(1,143.7)
Tax credits	(260.2)	(174.6)
Depreciation, amortization and other	(250.9)	(227.0)
Total deferred tax liabilities	$(1,805.3)	$(1,941.5)
The change in the valuation allowance between December 31, 2021 and 2020, was primarily related to the establishment of a valuation allowance against the deferred tax asset related to Neurimmune SubOne AG's (Neurimmune) tax basis in ADUHELM, as discussed below, and the adjustment of a valuation against certain deferred tax assets, the realization of which is dependent on future sales of TECFIDERA in the U.S., as discussed above.
In addition to deferred tax assets and liabilities, we have recorded deferred charges related to intra-entity sales of inventory. As of December 31, 2021 and 2020, the total deferred charges were $39.6 million and $142.2 million, respectively.
As of December 31, 2021 and 2020, the carrying value of our investment in Samsung Bioepis totaled 713.3 billion South Korean won ($599.9 million) and 673.8 billion South Korean won ($620.2 million), respectively, which is classified as a component of investments and other assets within our consolidated balance sheets. As of December 31, 2021, we have not recorded deferred taxes related to this investment as it is not apparent that the basis difference will reverse in the foreseeable future.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Tax Rate
A reconciliation between the U.S. federal statutory tax rate and our effective tax rate is summarized as follows:

	For the Years Ended December 31,
	2021	2020	2019
Statutory rate	21.0%	21.0%	21.0%
State taxes	0.8	0.7	0.8
Taxes on foreign earnings	(10.5)	(3.3)	(4.5)
Tax credits	(3.8)	(1.2)	(1.1)
Purchased intangible assets	(1.6)	0.7	0.4
Divestiture of Denmark manufacturing operations	—	(0.4)	1.0
Internal reorganization of certain intellectual property rights	—	—	(2.1)
TECFIDERA impairment	—	1.8	—
GILTI	1.3	1.3	1.5
Swiss tax reform	—	—	(0.8)
Neurimmune tax impacts	(5.3)	(0.1)	—
Other	1.1	(0.8)	0.1
Effective tax rate	3.0%	19.7%	16.3%
Changes in Tax Rate
For the year ended December 31, 2021, compared to 2020, the decrease in our effective tax rate, excluding the impact of the Neurimmune deferred tax asset, as discussed below, was primarily due to the change in the territorial mix of our profitability, which included the adverse effect of generic competition for TECFIDERA in the U.S. market, the tax impacts of the BIIB111 and BIIB112 impairment charges and the impact of the non-cash tax effects of changes in the value of our equity investments, where we recorded net unrealized losses in 2021 and net unrealized gains in 2020. Our 2020 effective tax rate also reflected an income tax expense related to the establishment of a valuation allowance against certain deferred tax assets, the realization of which is dependent on future sales of TECFIDERA in the U.S.
In addition, for the year ended December 31, 2021, compared to 2020, the decrease in our effective tax rate was significantly impacted by a current year deferred tax benefit in Switzerland resulting from the accelerated approval of ADUHELM by the FDA in the U.S., recognized during the second quarter of 2021. We recorded a net deferred tax asset of approximately $490.0 million during the second quarter of 2021. The net deferred tax asset is comprised of approximately $945.0 million of gross deferred tax asset, reduced by approximately $455.0 million of unrecognized tax benefit, as discussed below. During the fourth quarter of 2021 we recorded a valuation allowance of approximately $390.0 million related to this deferred tax asset. The deferred tax benefit relates to Neurimmune's tax basis in ADUHELM, the realization of which is dependent on future sales of ADUHELM and approval of the Swiss cantonal tax authorities, with an equal and offsetting amount assigned to net income (loss) attributable to noncontrolling interests, net of tax in our consolidated statements of income, resulting in a zero net impact to net income attributable to Biogen Inc. For additional information on our collaboration arrangement with Neurimmune, please read Note 19, Investments in Variable Interest Entities, to these consolidated financial statements.
For the year ended December 31, 2020, compared to 2019, the increase in our effective tax rate was primarily due to the income tax expense related to the establishment of a valuation allowance against certain deferred tax assets, the realization of which is dependent on future sales of TECFIDERA in the U.S., as discussed above, and partially offset by the benefit recognized on the effective settlement of certain tax matters. Additionally, our 2019 effective tax rate benefited from an internal reorganization of certain intellectual property rights and the enactment of a new taxing regime in the country and certain cantons of Switzerland, which we refer to as Swiss Tax Reform, partially offset by tax expense related to the divestiture of our Hillerød, Denmark manufacturing operations. Although we recognized a loss on the divestiture of our Hillerød, Denmark manufacturing operations, the divestiture required us to write-off certain deferred tax assets and resulted in a taxable gain in certain jurisdictions. For additional information on the divestiture of our Hillerød, Denmark manufacturing operations, please read Note 3, Divestitures, to these consolidated financial statements.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Tax Attributes
As of December 31, 2021, we had net operating losses and general business credit carry forwards for U.S. federal income tax purposes of approximately $0.6 million and $4.8 million, respectively, which begin to expire in 2022 and 2027, respectively. For U.S. state income tax purposes, we had research and investment credit carry forwards of approximately $147.6 million that begin to expire in 2022. For foreign income tax purposes, we had $16.7 billion of Swiss federal net operating loss carryforwards that begin to expire in 2025 and $16.2 billion of Swiss cantonal net operating loss carryforwards that begin to expire in 2025.
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
Accounting for Uncertainty in Income Taxes
A reconciliation of the beginning and ending amount of our unrecognized tax benefits is summarized as follows:

(In millions)	2021	2020	2019
Beginning balance	$75.7	$129.9	$114.2
Additions based on tax positions related to the current period	4.2	1.5	5.3
Additions for tax positions of prior periods	509.9	51.7	17.2
Reductions for tax positions of prior periods	(18.8)	(63.6)	(10.3)
Statute expirations	(3.2)	(7.9)	(0.1)
Settlement refund (payment)	(4.4)	(35.9)	3.6
Ending balance	$563.4	$75.7	$129.9
During the year ended December 31, 2021, we increased our gross unrecognized tax benefits by approximately $455.0 million, related to a deferred tax asset for Swiss tax purposes for Neurimmune's tax basis in ADUHELM, as discussed above. This unrecognized tax benefit was recorded as a reduction to the gross deferred tax asset, resulting in the net deferred tax asset, as discussed above, and not as a separate liability on our consolidated balance sheets.
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
Included in the balance of unrecognized tax benefits as of December 31, 2021, 2020 and 2019, are $87.5 million, $68.8 million and $122.7 million (net of the federal benefit on state issues), respectively, of unrecognized tax benefits that, if recognized, would affect the effective income tax rate in future periods.
We recognize potential interest and penalties related to unrecognized tax benefits in income tax expense. During the years ended December 31, 2021, 2020 and 2019 we recognized total interest and penalty expense of $2.7 million, $1.0 million and $4.7 million, respectively. We have accrued $24.8 million and $21.2 million for the payment of interest and penalties as of December 31, 2021 and 2020, respectively.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
It is reasonably possible that we will adjust the value of our uncertain tax positions related to certain transfer pricing, collaboration matters and other issues as we receive additional information from various taxing authorities, including reaching settlements with such authorities.
We estimate that it is reasonably possible that our gross unrecognized tax benefits, exclusive of interest, could decrease by up to approximately $475.0 million, including approximately $455.0 million related to the unrecognized tax benefits related to Neurimmune's tax basis in ADUHELM, as discussed above, in the next 12 months as a result of various audit closures, settlements and expiration of the statute of limitations.
17.      OTHER CONSOLIDATED FINANCIAL STATEMENT DETAIL
Supplemental Cash Flow Information
Supplemental disclosure of cash flow information for the years ended December 31, 2021, 2020 and 2019, is as follows:

	For the Years Ended December 31,
(In millions)	2021	2020	2019
Cash paid during the year for:
Interest	$280.8	$272.7	$244.2
Income taxes	247.9	906.7	1,064.5
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
Other Income (Expense), Net
Components of other income (expense), net, are summarized as follows:

	For the Years Ended December 31,
(In millions)	2021	2020	2019
Interest income	$11.0	$42.0	$120.0
Interest expense	(253.6)	(222.5)	(187.4)
Gain (loss) on investments, net	(824.9)	685.7	204.7
Foreign exchange gains (losses), net	(22.4)	(10.7)	(7.0)
Other, net	(5.6)	2.9	(47.0)
Total other income (expense), net	$(1,095.5)	$497.4	$83.3
Gain (loss) on investments, net, as reflected in the table above, relate to debt securities, equity securities of certain biotechnology companies, venture capital funds where the underlying investments are in equity securities of certain biotechnology companies and non-marketable equity securities.
The following table summarizes our gain (loss) on investments, net that relates to our equity securities held as of December 31, 2021, 2020 and 2019:

	For the Years Ended December 31,
(In millions)	2021	2020	2019
Net gains (losses) recognized during the period on equity securities	$(821.1)	$693.9	$200.1
Less: Net gains (losses) realized during the period and on equity securities	10.3	12.1	50.0
Unrealized gains (losses) recognized during the period on equity securities	$(831.4)	$681.8	$150.1
The net unrealized losses recognized during the year ended December 31, 2021, primarily reflect decreases in the aggregate fair value of our investments in Denali, Sage, Sangamo and Ionis common stock of approximately $819.6 million.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Accrued Expense and Other
Accrued expense and other consists of the following:

	As of December 31,
(In millions)	2021	2020
Revenue-related reserves for discounts and allowances	$802.1	$1,080.6
Collaboration expense	324.7	389.9
Employee compensation and benefits	345.1	333.8
Royalties and licensing fees	234.7	218.5
Derivative liabilities	10.8	181.5
Current portion of contingent consideration obligations	—	149.6
Other	817.8	791.4
Total accrued expense and other	$2,535.2	$3,145.3
Other Long-term Liabilities
Other long-term liabilities were $1,320.5 million and $1,329.6 million as of December 31, 2021 and 2020, respectively, and included accrued income taxes totaling $664.5 million and $709.9 million, respectively.
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
Genentech, Inc. (Roche Group)
We have certain business and financial rights with respect to RITUXAN for the treatment of non-Hodgkin's lymphoma, CLL and other conditions; RITUXAN HYCELA for the treatment of non-Hodgkin's lymphoma and CLL; GAZYVA for the treatment of CLL and follicular lymphoma; OCREVUS for the treatment of PPMS and RMS; and other potential anti-CD20 therapies, including mosunetuzumab, pursuant to our collaboration arrangements with Genentech, a wholly-owned member of the Roche Group. For purposes of this footnote, we refer to RITUXAN and RITUXAN HYCELA collectively as RITUXAN.
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

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
GAZYVA
The Roche Group and its sub-licensees maintain sole responsibility for the development, manufacture and commercialization of GAZYVA in the U.S. We recognize our share of the development and commercialization expense of GAZYVA as a reduction of our share of pre-tax profits in revenue from anti-CD20 therapeutic programs.
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
The commercialization of OCREVUS does not impact the percentage of the co-promotion profits we receive for RITUXAN or GAZYVA. Genentech is solely responsible for development and commercialization of OCREVUS and funding future costs. Genentech cannot develop OCREVUS in CLL, non-Hodgkin's lymphoma or rheumatoid arthritis. OCREVUS royalty revenue was based on our estimates from third-party and market research data of OCREVUS sales occurring during the corresponding period. Differences between actual and estimated royalty revenue will be adjusted for in the period in which they become known, which is generally expected to be the following quarter.
Mosunetuzumab
In January 2022 we exercised our option with Genentech to participate in the joint development and commercialization of mosunetuzumab, a late-stage bispecific antibody in development for B-cell non-Hodgkin’s lymphoma and other therapeutic areas. In connection with this exercise, we recorded a $30.0 million option exercise fee payable to Genentech in December 2021, which was recognized in research and development expense in our consolidated statements of income. We also recorded a charge of approximately $20.0 million to reimburse Genentech for our 30.0% of the costs incurred in developing this product candidate during 2021, which was recognized in research and development expense in our consolidated statements of income. Under our collaboration with Genentech, we will be responsible for 30.0% of development costs for mosunetuzumab prior to FDA approval and will be entitled to 30.0% - 37.5% of mosunetuzumab co-promotion operating profits and losses in the U.S. based on certain events and low single-digit royalties on sales of mosunetuzumab outside the U.S.
Profit-sharing Formulas
RITUXAN and Mosunetuzumab Profit Share
Our current pretax co-promotion profit-sharing formula for RITUXAN and mosunetuzumab provides for a 30.0% share on the first $50.0 million of co-promotion operating profits earned each calendar year. Our share of annual co-promotion profits in excess of $50.0 million varies, as summarized in the table below, upon the following events:

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
Our share of RITUXAN pre-tax profits in the U.S. in excess of $50.0 million for the years ended December 31, 2021, 2020 and 2019, was 37.5%.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
In addition, should the FDA approve mosunetuzumab or any other anti-CD20 product other than OCREVUS or GAZYVA that is acquired or developed by Genentech and subject to the collaboration agreement, the above table would no longer apply and our share of the co-promotion operating profits of RITUXAN and the new product would be between 30.0% and 37.5% based on certain events.
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
Our share of GAZYVA pre-tax profits in excess of $50.0 million for the years ended December 31, 2021, 2020 and 2019, was 37.5%.
Revenue from Anti-CD20 Therapeutic Programs
Revenue from anti-CD20 therapeutic programs is summarized as follows:

	For the Years Ended December 31,
(In millions)	2021	2020	2019
Biogen's share of pre-tax profits in the U.S. for RITUXAN and GAZYVA	$647.7	$1,080.2	$1,542.4
Other revenue from anti-CD20 therapeutic programs	1,010.8	897.6	748.0
Total revenue from anti-CD20 therapeutic programs	$1,658.5	$1,977.8	$2,290.4
Prior to regulatory approval, we record our share of the expense incurred by the collaboration for the development of anti-CD20 products in research and development expense in our consolidated statements of income. After an anti-CD20 product is approved, we record our share of the development expense related to that product as a reduction of our share of pre-tax profits in revenue from anti-CD20 therapeutic programs.
Ionis Pharmaceuticals, Inc.
SPINRAZA
In January 2012 we entered into a collaboration and license agreement with Ionis pursuant to which we have an exclusive, worldwide license to develop and commercialize SPINRAZA for the treatment of SMA.
Under our agreement with Ionis, we make royalty payments to Ionis on annual worldwide net sales of SPINRAZA using a tiered royalty rate between 11.0% and 15.0%, which are recognized in cost of sales within our consolidated statements of income. Royalty cost of sales related to sales of SPINRAZA for the years ended December 31, 2021, 2020 and 2019, totaled $267.1 million, $286.6 million and $293.0 million, respectively.
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
In December 2019 we exercised our option with Ionis and obtained a worldwide, exclusive, royalty-bearing license to develop and commercialize BIIB080 (tau ASO), which is currently in Phase 1 development for the potential treatment of Alzheimer's disease. In connection with the option exercise, we made a payment of $45.0 million to Ionis, which was recorded as research and development expense in our consolidated statements of income. Future payments may include additional milestone payments of up to $155.0 million and royalties on future sales in the low- to mid-teens if we successfully develop the product candidate after option exercise.

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
During the years ended December 31, 2021, 2020 and 2019, we incurred milestones of $22.5 million, $11.3 million and $30.0 million, respectively, related to the advancement of neurological targets identified under this agreement, which were recorded as research and development expense in our consolidated statements of income.
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
BIIB115
In December 2021 we exercised our option with Ionis and obtained a worldwide, exclusive, royalty-bearing license to develop and commercialize BIIB115, a preclinical investigational ASO in development for SMA. In connection with this option exercise, we made an opt-in payment of $60.0 million to Ionis, which was recorded as research and development expense in our consolidated statements of income.
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
In December 2018 we exercised our option with Ionis and obtained a worldwide, exclusive, royalty-bearing license to develop and commercialize BIIB067 (tofersen), an investigational treatment for ALS with superoxide dismutase 1 (SOD1) mutations. In connection with the option exercise, we made a payment of $35.0 million to Ionis, which was recorded as research and development expense in our consolidated statements of income. Future payments may include potential post-licensing milestone payments of up to $55.0 million and royalties in the low- to mid-teen percentages on potential annual worldwide net sales. We are solely responsible for the costs and expense related to the development, manufacturing and commercialization of tofersen following the option exercise.
During the years ending December 31, 2021, 2020 and 2019, we incurred milestones of $10.0 million, $28.0 million and $20.0 million, respectively, related to the advancement of programs under this agreement, which were recorded as research and development expense in our consolidated statements of income.
Eisai Co., Ltd.
Lecanemab Collaboration
We have a collaboration agreement with Eisai to jointly develop and commercialize lecanemab (BAN2401), an anti-amyloid antibody, and elenbecestat, the oral BACE (base amyloid cleaving enzyme) inhibitor, two Eisai product candidates for the potential treatment of Alzheimer's disease (the Lecanemab Collaboration). In September 2019 we and Eisai discontinued the global Phase 3 studies of elenbecestat in early Alzheimer's disease.
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

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
A summary of development and sales and marketing expense related to the Lecanemab Collaboration is as follows:

	For the Years Ended December 31,
(In millions)	2021	2020	2019
Total development expense incurred by the collaboration related to the advancement of lecanemab and elenbecestat	$323.0	$219.3	$348.7
Biogen's share of lecanemab and elenbecestat development expense reflected in research and development expense in our consolidated statements of income	161.5	109.6	174.3
Total sales and marketing expense incurred by the Lecanemab Collaboration	27.2	9.8	32.4
Biogen's share of lecanemab and elenbecestat sales and marketing expense reflected in selling, general and administrative expense in our consolidated statements of income	13.6	4.9	16.2
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
In October 2019 we and Eisai announced that we planned to pursue regulatory approval for ADUHELM in the U.S. A new analysis of a larger dataset from these trials, conducted in scientific collaboration with the FDA, showed that the Phase 3 EMERGE trial met its pre-specified primary and secondary endpoints. In July 2020 we completed the submission of a BLA for the approval of ADUHELM to the FDA and made a $75.0 million milestone payment to Neurimmune. We recognized net profit-sharing income of $33.8 million to reflect Eisai's 45.0% share of the $75.0 million milestone payment.
In June 2021 ADUHELM was granted accelerated approval by the FDA for the treatment of Alzheimer's disease and had its first commercial sale. As a result of the launch of ADUHELM in the U.S., we made a $100.0 million milestone payment to Neurimmune. For the year ended December 31, 2021, we recognized net profit-sharing income of $45.0 million to reflect Eisai's 45.0% share of the $100.0 million milestone payment.
Upon commercialization, both companies will co-promote ADUHELM with a region-based profit split. We will receive a 55.0% share of the potential profits (losses) in the U.S., a 68.5% share of the potential profits (losses) in the E.U. and a 20.0% share of the potential profits (losses) in Japan and Asia, excluding China and South Korea. The two companies will share equally in the potential profits (losses) in rest of world markets. Sales and marketing expense are shared in proportion to the same region-based profit split that is utilized to co-promote ADUHELM.
A summary of development expense, sales and marketing expense and milestone payments related to the ADUHELM Collaboration Agreement is as follows:

	For the Years Ended December 31,
(In millions)	2021	2020	2019
Total ADUHELM development expense	$183.7	$152.0	$179.4
Biogen's share of ADUHELM development expense reflected in research and development expense in our consolidated statements of income	101.1	83.6	98.7
Total ADUHELM sales and marketing expense incurred by the ADUHELM Collaboration Agreement	562.3	353.0	27.4
Biogen's share of ADUHELM sales and marketing expense reflected in selling, general and administrative expense and collaboration profit (loss) sharing in our consolidated statements of income	301.4	193.7	15.1
Total ADUHELM collaboration third-party milestones	100.0	75.0	—
Biogen's share of reimbursement from Eisai of ADUHELM milestone payments reflected in collaboration profit (loss) sharing in our consolidated statements of income	45.0	33.8	—

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Co-promotion Profits and Losses
In the U.S. we recognize revenue on sales to third-parties as a component of product revenue, net in our consolidated statements of income. We also record the related cost of revenue and sales and marketing expense in our consolidated statements of income as these costs are incurred. Payments made to and received from Eisai for its 45.0% share of the co-promotion profits or losses in the U.S. are recognized in collaboration profit (loss) sharing in our consolidated statements of income. For the year ended December 31, 2021, we recognized net profit-sharing income of $233.2 million to reflect Eisai's 45.0% sharing of the net collaboration losses in the U.S.
In addition, we and Eisai co-promote AVONEX, TYSABRI and TECFIDERA in Japan in certain settings and Eisai distributes AVONEX, TYSABRI, TECFIDERA and PLEGRIDY in India and other Asia-Pacific markets, excluding China.
During the fourth quarter of 2021 we recorded approximately $164.0 million of charges associated with inventory and purchase commitments in excess of forecasted demand related to ADUHELM, which was recognized in cost of sales within our consolidated statements of income. In addition, we recognized the expected share of these charges from Eisai's 45.0% share in collaboration profit (loss) sharing within our consolidated statements of income.
Amounts receivable from Eisai related to the agreements discussed above were $285.4 million and $151.1 million as of December 31, 2021 and 2020, respectively. Amounts payable to Eisai related to the agreements discussed above were $46.5 million and $111.9 million as of December 31, 2021 and 2020, respectively.
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
A summary of development expense related to the UCB collaboration agreement is as follows:

	For the Years Ended December 31,
(In millions)	2021	2020	2019
Total UCB collaboration development expense	$84.2	$58.3	$31.9
Biogen's share of UCB development expense reflected in research and development expense in our consolidated statements of income	42.1	29.2	16.0
Alkermes
In November 2017 we entered into an exclusive license and collaboration agreement with Alkermes Pharma Ireland Limited, a subsidiary of Alkermes plc (Alkermes), for VUMERITY, a novel fumarate for the treatment of RMS. In October 2019 the FDA approved VUMERITY in the U.S. for the treatment of RMS. In November 2019 VUMERITY became commercially available in the U.S. During the fourth quarter of 2021 VUMERITY was approved for the treatment of RRMS in the E.U., Switzerland and the U.K.
Under this agreement, we received an exclusive, worldwide license to develop and commercialize VUMERITY and we pay Alkermes royalties of 15.0% on worldwide net commercial sales of VUMERITY, which are recognized in cost of sales within our consolidated statements of income. Royalties payable on net commercial sales of VUMERITY are subject, under certain circumstances, to tiered minimum annual payment requirements for a period of five years following FDA approval. Royalty cost of sales related to sales of VUMERITY for the years ended December 31, 2021, 2020 and 2019, totaled $61.6 million, $12.9 million and $1.6 million, respectively.
Alkermes is eligible to receive royalties in the high-single digits to sub-teen double digits of annual net commercial sales upon successful development and commercialization of new product candidates, other than VUMERITY, developed under the exclusive license from Alkermes.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
During the fourth quarter of 2019, following the FDA's approval of VUMERITY, we paid Alkermes $155.0 million in milestone payments, which were recorded in intangible assets in our consolidated balance sheets and will be amortized over the useful life of the product. For the years ended December 31, 2021, 2020 and 2019, we recorded $26.5 million, $32.4 million and $53.5 million, respectively, in research and development expense in our consolidated statements of income related to this collaboration.
Alkermes currently supplies VUMERITY to us pursuant to a supply agreement. In October 2019 we entered into a new supply agreement and amended our license and collaboration agreement with Alkermes. We have elected to initiate a technology transfer and, following a transition period, to manufacture VUMERITY or have VUMERITY manufactured by a third-party we have engaged in exchange for paying an increased royalty rate to Alkermes on any portion of future worldwide net commercial sales of VUMERITY that is manufactured by us or our designee.
Acorda Therapeutics, Inc.
In June 2009 we entered into a collaboration and license agreement with Acorda Therapeutics, Inc. (Acorda) to develop and commercialize products containing fampridine, such as FAMPYRA, in markets outside the U.S. We are responsible for all regulatory activities and the future clinical development of related products in those markets.
Under this agreement, we pay tiered royalties based on the level of ex-U.S. net sales and we may pay potential milestone payments based on the successful achievement of certain regulatory and commercial milestones, which would be capitalized as intangible assets upon achievement of the milestones and amortized utilizing an economic consumption model. The next expected milestone of $15.0 million, due if ex-U.S. net sales reach $100.0 million over a period of four consecutive quarters, was recognized during the third quarter of 2020 and capitalized within intangible assets, net in our consolidated balance sheets. Royalty payments are recognized in cost of sales within our consolidated statements of income.
In connection with the collaboration and license agreement, we also entered into a supply agreement with Acorda for the commercial supply of FAMPYRA. This agreement is a sublicense arrangement of an existing agreement between Acorda and Alkermes Inc., who acquired Elan Drug Technologies, the original party to the license with Acorda.
For the years ending December 31, 2021, 2020 and 2019, total cost of sales related to royalties and commercial supply of FAMPYRA reflected in our consolidated statements of income were $46.6 million, $44.5 million and $42.0 million, respectively.
Sage Therapeutics, Inc.
In November 2020 we entered into a global collaboration and license agreement with Sage to jointly develop and commercialize BIIB125 (zuranolone) for the potential treatment of major depressive disorder and postpartum depression and BIIB124 (SAGE-324) for the potential treatment of essential tremor with potential in other neurological conditions such as epilepsy.
In connection with the closing of this transaction in December 2020 we purchased $650.0 million of Sage common stock, or approximately 6.2 million shares at approximately $104.14 per share, which are subject to transfer restrictions. We recorded an asset in investments and other assets in our consolidated balance sheets to reflect the initial fair value of the Sage common stock acquired and a charge of approximately $209.0 million to research and development expense in our consolidated statements of income to reflect the premium paid for the Sage common stock. We also made an upfront payment of $875.0 million that was recorded as research and development expense in our consolidated statements of income.
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

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
A summary of development and sales and marketing expense related to this collaboration is as follows:

For the Years Ended December 31,
(In millions)	2021
Total Sage collaboration development expense	$167.7
Biogen's share of Sage development expense reflected in research and development expense in our consolidated statements of income	83.8
Total Sage sales and marketing expense incurred by the collaboration	36.4
Biogen's share of Sage sales and marketing expense reflected in selling, general and administrative expense in our consolidated statements of income	18.2
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
As part of this collaboration we purchased $465.0 million of Denali common stock in September 2020, or approximately 13 million shares at approximately $34.94 per share, which are subject to transfer restrictions. We recorded an asset in investments and other assets in our consolidated balance sheets to reflect the initial fair value of the Denali common stock acquired and a charge of approximately $41.3 million to research and development expense in our consolidated statements of income to reflect the premium paid for the Denali common stock. We also made an upfront payment of $560.0 million that was recorded as research and development expense in our consolidated statements of income.
We may also pay Denali development and commercial milestone payments that could total up to approximately $1.1 billion if the milestones related to the LRRK2 program are achieved. Under this collaboration, both companies share responsibility and costs for global development based on specified percentages and we are responsible for commercialization and may pay Denali potential tiered royalties.
A summary of development expense related to this collaboration is as follows:

	For the Years Ended December 31,
(In millions)	2021	2020	2019
Total Denali collaboration development expense	$42.5	$14.6	$—
Biogen's share of Denali development expense reflected in research and development expense in our consolidated statements of income	25.5	8.8	—
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
In connection with the closing of this transaction in April 2020 we purchased $225.0 million of Sangamo common stock, or approximately 24 million shares at approximately $9.21 per share, of which approximately 12 million shares remain subject to transfer restrictions as of December 31, 2021. We recorded an asset in investments and other assets in our consolidated balance sheets to reflect the initial fair value of the Sangamo common stock acquired and a charge of approximately $83.0 million to research and development expense in our consolidated statements of income to reflect the premium paid for the Sangamo common stock. We also made an upfront payment of $125.0 million that was recorded as research and development expense in our consolidated statements of income.
We may also pay Sangamo research, development, regulatory and commercial milestone payments that could total up to approximately $2.4 billion if we select all of the targets allowed under this collaboration and all the

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
A summary of development expense related to this collaboration is as follows:

	For the Years Ended December 31,
(In millions)	2021	2020	2019
Total Sangamo collaboration development expense	$22.7	$10.1	$—
Biogen's share of Sangamo development expense reflected in research and development expense in our consolidated statements of income	14.6	6.4	—
InnoCare Pharma Limited
In July 2021 we entered into a collaboration and license agreement with InnoCare Pharma Limited (InnoCare) for orelabrutinib, an oral small molecule Bruton's tyrosine kinase inhibitor for the potential treatment of MS. Orelabrutinib is currently being studied in a multi-country, placebo-controlled Phase 2 trial in relapsing-remitting MS. Under the terms of this collaboration, we have exclusive rights to orelabrutinib in the field of MS worldwide and certain autoimmune diseases outside of China (including Hong Kong, Macau and Taiwan), while InnoCare retains exclusive worldwide rights to orelabrutinib in the field of oncology and certain autoimmune diseases in China (including Hong Kong, Macau and Taiwan).
In connection with the closing of this transaction in August 2021 we made an upfront payment of $125.0 million that was recorded as research and development expense in our consolidated statements of income. We may also pay InnoCare up to approximately $812.5 million in potential development milestones and potential commercial payments should this collaboration achieve certain development, commercial milestones and sales thresholds. In addition, we may pay InnoCare tiered royalties on potential net sales of any products developed under this collaboration in the low to high teen percentages.
Other Research and Discovery Arrangements
These arrangements may include the potential for future milestone payments based on the achievement of certain clinical and commercial development payable over a period of several years.
Other
For the years ended December 31, 2021, 2020 and 2019, we recorded $89.1 million, $92.1 million and $80.8 million, respectively, as research and development expense in our consolidated statements of income related to other research and discovery related arrangements.
Samsung Bioepis Co., Ltd.
Joint Venture Agreement
In February 2012 we entered into a joint venture agreement with Samsung BioLogics establishing an entity, Samsung Bioepis, to develop, manufacture and market biosimilar products. Samsung BioLogics contributed 280.5 billion South Korean won (approximately $250.0 million) for an 85.0% ownership interest in Samsung Bioepis and we contributed 49.5 billion South Korean won (approximately $45.0 million) for the remaining 15.0% ownership interest. In June 2018 we exercised our option under our joint venture agreement to increase our ownership percentage in Samsung Bioepis from approximately 5.0%, which reflected the effect of previous equity financings in which we did not participate, to approximately 49.9%. The share purchase transaction was completed in November 2018 and, upon closing, we paid 759.5 billion South Korean won ($676.6 million) to Samsung BioLogics. As of December 31, 2021, our ownership percentage remained at approximately 49.9%.
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

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
For the year ended December 31, 2021, we recognized net income on our investment of $34.9 million, reflecting our share of Samsung Bioepis' operating profits, net of tax totaling $64.6 million offset by amortization of basis differences totaling $29.7 million.
For the year ended December 31, 2020, we recognized net income on our investment of $5.3 million, reflecting our share of Samsung Bioepis' operating profits, net of tax totaling $45.3 million offset by amortization of basis differences totaling $40.0 million.
Net income on our investment for the year ended December 31, 2021, reflects a $31.2 million benefit related to the release of a valuation allowance on deferred tax assets associated with Samsung Bioepis. The valuation allowance was released in the second quarter of 2021 based on a consideration of the positive and negative evidence, including the historic earnings of Samsung Bioepis.
As of December 31, 2021 and 2020, the carrying value of our investment in Samsung Bioepis totaled 713.3 billion South Korean won ($599.9 million) and 673.8 billion South Korean won ($620.2 million), respectively, which is classified as a component of investments and other assets within our consolidated balance sheets.
In January 2022 we entered into an agreement to sell to Samsung Biologics our equity in Samsung Bioepis. Under the terms of the proposed transaction, we would receive $1.0 billion in cash at closing and $1.3 billion to be deferred over two payments of $812.5 million due at the first anniversary and $437.5 million due at the second anniversary of the closing of the transaction. We would also be eligible to receive up to an additional $50.0 million upon the achievement of certain commercial milestones.
Closing of the transaction is currently anticipated in mid-2022, contingent on the effectiveness of a securities registration statement filed by Samsung Biologics and satisfaction of certain regulatory and other customary closing conditions.
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
In connection with this transaction, we made an upfront payment of $100.0 million to Samsung Bioepis in January 2020, of which $63.0 million was recorded as research and development expense in our consolidated statements of income in 2019 and $37.0 million was recorded as an intangible assets, net in our consolidated balance sheets in 2019.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
During the third quarter of 2020, we paid Samsung Bioepis a $15.0 million development milestone, which was included in research and development expense in our consolidated statements of income. During the third quarter of 2021, we accrued $15.0 million in milestone payments related to the approval of BYOOVIZ in the U.S., the E.U. and the U.K., that were capitalized within intangible assets, net in our consolidated balance sheets. We may also pay Samsung Bioepis up to approximately $180.0 million in additional development, regulatory and sales-based milestones.
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
In April 2018 we and Samsung Bioepis announced an agreement with AbbVie Inc. (AbbVie) related to the commercialization of IMRALDI. Under the terms of the agreement, AbbVie granted us and Samsung Bioepis patent licenses for the use and sale of IMRALDI in Europe, on a country-by-country basis, and we make royalty payments to AbbVie on behalf of Samsung Bioepis. We began to recognize revenue on sales of IMRALDI to third-parties in Europe in the fourth quarter of 2018.
We reflect revenue on sales of BENEPALI, IMRALDI and FLIXABI to third-parties in product revenue, net in our consolidated statements of income and record the related cost of revenue and sales and marketing expense in our consolidated statements of income to their respective line items when these costs are incurred. Royalty payments to AbbVie on sales of IMRALDI are recognized in cost of sales within our consolidated statements of income.
We share 50.0% of the profit or loss related to our commercial agreement with Samsung Bioepis, which is recognized in collaboration profit (loss) sharing in our consolidated statements of income. For the years ended December 31, 2021, 2020 and 2019, we recognized net profit-sharing expense of $285.4 million, $266.5 million and $241.6 million, respectively, to reflect Samsung Bioepis' 50.0% sharing of the net collaboration profits.
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
Under the manufacturing agreement, we manufactured clinical and commercial quantities of bulk drug substance of biosimilar products for Samsung Bioepis pursuant to contractual terms.
Following the divestiture of our Hillerød, Denmark manufacturing operations in August 2019, FUJIFILM assumed responsibility for the manufacture of clinical and commercial quantities of bulk drug substance of biosimilar products for Samsung Bioepis. We no longer recognize revenue for the manufacturing completed after the divestiture date under the manufacturing agreements with Samsung Bioepis. For additional information on the divestiture of our Hillerød, Denmark manufacturing operations, please read Note 3, Divestitures, to these consolidated financial statements.

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
For the years ended December 31, 2021, 2020 and 2019, we recognized $20.7 million, $20.9 million and $106.2 million, respectively, in revenue under the license, technical development services and manufacturing agreements, which is reflected in revenue from collaborative and other relationships, as a component of other revenue in our consolidated statements of income.
Amounts receivable from Samsung Bioepis related to the agreements discussed above were $4.1 million and $5.1 million as of December 31, 2021 and 2020, respectively. Amounts payable to Samsung Bioepis related to the agreements discussed above were $148.7 million and $99.0 million as of December 31, 2021 and 2020, respectively.
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
In October 2017 we amended the terms of the Neurimmune Agreement and made a $150.0 million payment to Neurimmune in exchange for a 15.0% reduction in the previously negotiated royalty rates payable on products developed under the Neurimmune Agreement, including royalties payable on potential commercial sales of ADUHELM. In May 2018 we made an additional $50.0 million payment to Neurimmune to further reduce the previously negotiated royalty rates payable on products developed under the Neurimmune Agreement, including royalties payable on commercial sales of ADUHELM, by an additional 5.0%. Our royalty rates payable on products developed under the Neurimmune Agreement, including royalty rates payable on commercial sales of ADUHELM, now range from the high single digits to sub-teens. As we consolidate the results of Neurimmune, we treated these payments as distributions and recognized them as charges to noncontrolling interests in the fourth quarter of 2017 and the second quarter of 2018, as applicable.
Under the terms of the Neurimmune Agreement, we were required to pay Neurimmune a milestone payment of $75.0 million upon the regulatory filing with the FDA for the approval of ADUHELM. During the second quarter of 2020 we paid Neurimmune $75.0 million upon the completed submission of the BLA for the approval of ADUHELM to the FDA, which was recognized as a charge to net income (loss) attributable to noncontrolling interests, net of tax in our consolidated statements of income. In addition, during the second quarter of 2020 we recognized net profit-sharing income of $33.8 million to reflect Eisai's 45.0% share of the $75.0 million milestone payment, which was recognized in collaboration profit (loss) sharing in our consolidated statements of income.
In June 2021 ADUHELM was granted accelerated approval by the FDA. Under the terms of the Neurimmune Agreement, we were required to pay Neurimmune a milestone payment of $100.0 million related to the launch of ADUHELM in the U.S. During the second quarter of 2021 we made this $100.0 million payment, which was recognized as a charge to net income (loss) attributable to noncontrolling interests, net of tax in our consolidated statements of income. In addition, during the second quarter of 2021 we recognized net profit-sharing income of $45.0 million to reflect Eisai's 45.0% share of the $100.0 million milestone payment, which was recognized in collaboration profit (loss) sharing in our consolidated statements of income.

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
Research and development costs for which we reimburse Neurimmune are reflected in research and development expense in our consolidated statements of income. During the years ending December 31, 2021, 2020 and 2019, amounts reimbursed were immaterial.
During the second quarter of 2021 we recorded a net deferred tax asset of approximately $490.0 million. The net deferred tax asset is comprised of approximately $945.0 million of gross deferred tax asset, reduced by approximately $455.0 million of unrecognized tax benefit. The deferred tax benefit relates to Neurimmune's tax basis in ADUHELM, the realization of which is dependent on future sales of ADUHELM and approval of the Swiss cantonal tax authorities. During the fourth quarter of 2021 we recorded a valuation allowance of approximately $390.0 million related to this deferred tax asset. There is an equal and offsetting amount assigned to net income (loss) attributable to noncontrolling interests, net of tax in our consolidated statements of income, resulting in a zero net impact to net income attributable to Biogen Inc.
Excluding the impact of the Neurimmune deferred tax asset, the assets and liabilities of Neurimmune are not significant to our consolidated financial position or results of operations as it is a research and development organization. We have provided no financing to Neurimmune other than contractually required amounts.
Under the ADUHELM Collaboration Agreement, Eisai had an option to share in the benefit and cost associated with the royalty reductions, as discussed above; however, Eisai did not elect to share in the benefit and cost with respect to either the October 2017 or May 2018 royalty reductions, which will impact the amount of profits (losses) on commercial sales of ADUHELM to be shared with Eisai.
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
As of December 31, 2021 and 2020, the carrying value of our investments in certain biotechnology companies representing potential unconsolidated variable interest entities totaled $24.6 million and $12.8 million, respectively. Our maximum exposure to loss related to these variable interest entities is limited to the carrying value of our investments.
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
The claims and legal proceedings in which we are involved also include challenges to the scope, validity or enforceability of the patents relating to our products, pipeline or processes and challenges to the scope, validity or enforceability of the patents held by others. These include claims by third-parties that we infringe their patents. An

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
adverse outcome in any of these proceedings could result in one or more of the following and have a material impact on our business or consolidated results of operations and financial position: (i) loss of patent protection; (ii) inability to continue to engage in certain activities; and (iii) payment of significant damages, royalties, penalties and/or license fees to third parties.
Loss Contingencies
ADUHELM Securities Litigation
We and certain current and former officers are named as defendants in an action filed by a shareholder on November 13, 2020, and now pending in the U.S. District Court for the District of Massachusetts. The action alleges violations of federal securities laws under 15 U.S.C §78j(b) and §78t(a) and 17 C.F.R. §240.10b-5 and seeks a declaration of the action as a class action and monetary relief. An estimate of the possible loss or range of loss cannot be made at this time. No trial date has been set. We have filed a motion to dismiss, which is pending.
IMRALDI Patent Litigation
In September 2018 Fresenius Kabi Deutschland GmbH (Fresenius Kabi) commenced proceedings for damages and injunctive relief against Biogen France SAS in the Tribunal de Grande Instance de Paris (the French proceeding) and in November 2018 against Biogen GmbH in the Düsseldorf Regional Court (the German proceeding), alleging that IMRALDI, the adalimumab biosimilar product of Samsung Bioepis that Biogen has commercialized in Europe, infringes national counterparts of European Patent No. 3 148 510 (the EP '510 Patent, expiring in May 2035). In May 2020 the European Patent Office (EPO) held the EP '510 Patent invalid. Fresenius Kabi' has appealed to the EPO's Technical Boards of Appeal, a hearing has been set for June 2022, and the German and French proceedings have been stayed pending the decision on appeal.
In June 2020 Fresenius Kabi commenced proceedings in Denmark's Maritime and Commercial High Court alleging that IMRALDI infringes the Danish counterpart of European Patent No. 3 145 488 (the EP '488 Patent, expiring in May 2035) and a Danish utility model. In September 2021 the Court ruled that the patent and utility model are invalid and not infringed. Fresenius Kabi has appealed to the High Court of Eastern Denmark and the appeal is pending. The EPO has scheduled a hearing on the validity of the EP '488 Patent for October 2022.
In July 2020 the Danish Patent Board of Appeal revoked the Danish utility models that Fresenius Kabi had asserted against Biogen and Fresenius Kabi has appealed to the Danish Maritime and Commercial High Court. No hearing has been scheduled.
In July 2019 Gedeon Richter Nyrt commenced proceedings for damages and injunctive relief against Biogen GmbH in the Düsseldorf Regional Court alleging infringement of the German counterpart of European Patent No. 3 212 667, which expires in October 2035. The case has been stayed pending proceedings in the EPO seeking to invalidate the patent. In November 2020 Gedeon Richter Nyrt commenced additional proceedings against Biogen GmbH in the Düsseldorf Regional Court alleging infringement of a German utility model. In October 2021 Biogen filed cancellation proceedings in respect of the German utility model and the infringement proceedings have been stayed pending the outcome of the cancellation proceedings.
An estimate of the possible loss or range of loss in the IMRALDI patent litigation described above cannot be made at this time.
Qui Tam Litigation
In July 2015 a qui tam action filed by Michael Bawduniak on behalf of the U.S. and certain states was unsealed by the U.S. District Court for the District of Massachusetts. The action alleges sales and promotional activities in violation of the federal False Claims Act and state law counterparts and seeks damages of $981.1 million plus statutory trebling of damages, civil penalties, attorneys' fees and costs. A trial is scheduled for the third quarter of 2022. The U.S. has not made an intervention decision. An estimate of the possible loss cannot be made at this time.
Dispute with Former Convergence Shareholders
In November and December 2019 Shareholder Representative Services LLC, on behalf of the former shareholders of Convergence, sent us correspondence asserting claims of $200.0 million for alleged breach of the contract under which we acquired Convergence. We dispute the claims.
Samsung BioLogics Arbitration

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
In December 2020 we requested arbitration in the International Chamber of Commerce Court of International Arbitration against Samsung BioLogics seeking interpretation of certain provisions of the parties Joint Venture Agreement. Samsung BioLogics counterclaimed for breach and seeks declaratory relief and unspecified damages. The arbitration hearing has concluded and a decision is pending. An estimate of the possible loss or range of loss cannot be made at this time.
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
Humana Patient Assistance Litigation
In September 2021 Humana Inc. (Humana) filed suit against us in the U.S District Court for the District of Massachusetts alleging damages related to our providing MS patients with free medications and making charitable contributions to non-profit organizations that assist MS patients. Humana alleges violation of the federal RICO Act and state laws and seeks statutory treble damages, attorneys' fees and costs. No trial date has been set. An estimate of the possible loss or range of loss cannot be made at this time.
Other Matters
Government Investigations
The U.S. House of Representatives Committees on Oversight and Reform and Energy and Commerce and the Office of Inspector General of the U.S. Department of Health and Human Services have announced investigations relating to ADUHELM. In addition, the Company has received a civil investigative demand from the Federal Trade Commission and an inquiry from the Securities and Exchange Commission seeking information relating to ADUHELM, including healthcare sites, ADUHELM’s approval and ADUHELM’s marketing.
Hatch-Waxman Act Litigation relating to TECFIDERA Orange-Book Listed Patents
In 2017 to 2020 we filed patent infringement proceedings relating to TECFIDERA Orange-Book listed patents pursuant to the Drug Price Competition and Patent Term Restoration Act of 1984, commonly known as the Hatch-Waxman Act (the Delaware Actions), against Accord Healthcare Inc., Alkem Laboratories Ltd., Amneal Pharmaceuticals LLC, Cipla Limited, Graviti Pharmaceuticals Pvt. Ltd., Hetero USA, Inc., Lupin Atlantis Holdings SA, Macleods Pharmaceuticals, Ltd., MSN Laboratories Pvt. Ltd., Pharmathen S.A., Prinston Pharmaceutical Inc., Sandoz Inc., Shilpa Medicare Limited, Slayback Pharma LLC, Sun Pharmaceutical Industries, Ltd., Sun Pharmaceutical Industries, Inc., Sun Pharma Global FZE, Torrent Pharmaceuticals Ltd., TWi Pharmaceuticals, Inc., Windlas Healthcare Pvt. Ltd. and Zydus Pharmaceuticals (USA) Inc. (collectively, the Delaware Defendants) in the U.S. District Court for the District of Delaware (the Delaware Court) and against Mylan in the U.S. District Court for the Northern District of West Virginia (the West Virginia Court).
In June 2020 the West Virginia Court entered judgment for Mylan that the asserted claims of the ‘514 Patent are invalid for lack of written description and in November 2021 the Federal Circuit affirmed.
The Delaware Court entered judgment for the Delaware Defendants on the grounds that the judgment of the West Virginia Court applies to the Delaware Actions under principles of collateral estoppel. The appeals in the Delaware cases were stayed and we expect will remain so until the Federal Circuit's decision in the West Virginia case becomes final.
Petition for Inter Partes Review
In July 2018 Mylan Pharmaceuticals, Inc. (Mylan) filed a petition that was granted by the U.S. Patent Trial and Appeal Board (PTAB) for inter partes review of our U.S. Patent No. 8,399,514 (the '514 Patent). The '514 Patent includes claims covering treatment of MS with 480 mg of dimethyl fumarate per day as provided for in our TECFIDERA label. In February 2020 the PTAB issued a final written decision upholding the patentability of the ‘514 Patent and in November 2021 the Federal Circuit ruled that the decision was moot.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
European Patent Office Oppositions
In January 2022 the Technical Boards of Appeal of the EPO affirmed the EPO's 2016 decision revoking our European Patent No. 2 137 537, which covers the treatment of MS with 480 mg of dimethyl fumarate as provided for in our TECFIDERA label.
TYSABRI Patent Revocation Matters
In November 2017 Swiss Pharma International AG, affiliated with the Polpharma Group, filed an action in the Commercial Court of Rome to invalidate the Italian counterpart of the European Patent No. 1 485 127 (the E.U. '127 Patent) which covers administration of natalizumab (TYSABRI) to treat MS and expires in February 2023. A hearing has been set for June 2022.
In August 2020 Polpharma Biologics S.A., also affiliated with the Polpharma Group, brought an action in the Polish Patent Office to revoke our Polish Patent No. 215263, which corresponds to the E.U. '127 Patent and expires in February 2023. The action was suspended by the Polish Patent Office in April 2021 pending examination of our amended patent claims.
In June 2021 Polpharma Biologics S.A., Sandoz B.V. and Sandoz AG filed an action in the District Court of the Hague, Netherlands to invalidate the Dutch counterpart of our European Patent 2 676 967 (the EU '967 Patent), which expires in 2027 and covers methods of treatment using natalizumab (TYSABRI) and pre-treatment testing of patients. A hearing has been set for September 2022.
In July 2021 the EPO revoked the EU ‘967 Patent. We have appealed to the EPO’s Technical Boards of Appeal. A hearing date has not been set.
In September 2021 Polpharma Biologics S.A., Sandoz AG, Sandoz Limited and Sandoz GmbH filed an action in the English High Court to revoke the UK counterpart of the EU ‘967 Patent and seeking a declaration that the patent would not be infringed by the marketing of Polpharma’s proposed natalizumab biosimilar. A hearing has been set for November 2022.
Annulment Proceedings in General Court of the European Union relating to TECFIDERA
Pharmaceutical Works Polpharma SA (Polpharma) and Mylan Ireland Ltd. (Mylan Ireland) each filed actions in the General Court of the European Union (Polpharma in October 2018 and Mylan Ireland in November 2020) to annul the European Medicines Agency's (EMA) decision not to validate their applications to market generic versions of TECFIDERA on the grounds that TECFIDERA benefits from regulatory data protection. On May 5, 2021, the European General Court annulled the EMA's non-validation decision with respect to Polpharma. We have appealed the decision to the European Court of Justice and the appeal is pending. The case brought by Mylan Ireland has been stayed.
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
21.    COMMITMENTS AND CONTINGENCIES
Royalty Payments
TYSABRI
In 2013 we acquired from Elan full ownership of all remaining rights to TYSABRI that we did not already own or control. Under the acquisition agreement, we are obligated to make contingent payments to Elan of 18.0% on annual worldwide net commercial sales up to $2.0 billion and 25.0% on annual worldwide net commercial sales that exceed $2.0 billion. Royalty payments to Elan and other third-parties are recognized as cost of sales in our consolidated statements of income. Elan was acquired by Perrigo Company plc (Perrigo) in December 2013 and Perrigo subsequently sold its rights to these payments to a third-party effective January 2017.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
VUMERITY
In October 2019 the FDA approved VUMERITY for the treatment of RMS. During the fourth quarter of 2021 VUMERITY was approved for the treatment of RRMS in the E.U., Switzerland and the U.K. Under our agreement with Alkermes, we make royalty payments to Alkermes on worldwide net commercial sales of VUMERITY using a royalty rate of 15.0%, which are recorded as cost of sales in our consolidated statements of income. Royalties payable on net commercial sales of VUMERITY are subject, under certain circumstances, to tiered minimum annual payment requirements for a period of five years following FDA approval. For additional information on our collaboration arrangement with Alkermes, please read Note 18, Collaborative and Other Relationships, to these consolidated financial statements.
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
Contingent Development, Regulatory and Commercial Milestone Payments
Based on our development plans as of December 31, 2021, we could trigger potential future milestone payments to third-parties of up to approximately $10.0 billion, including approximately $2.0 billion in development milestones, approximately $900.0 million in regulatory milestones and approximately $7.1 billion in commercial milestones, as part of our various collaborations, including licensing and development programs. Payments under these agreements generally become due and payable upon achievement of certain development, regulatory or commercial milestones. Because the achievement of these milestones was not considered probable as of December 31, 2021, such contingencies have not been recorded in our financial statements. Amounts related to contingent milestone payments are not considered contractual obligations as they are contingent on the successful achievement of certain development, regulatory or commercial milestones.
If certain clinical and commercial milestones are met, we may pay up to $133.9 million in milestones in 2022 under our current agreements. Additionally, if aducanumab receives regulatory approval in the jurisdictions where we have submitted filings, we may pay up to $100.0 million in additional milestones to Neurimmune in 2022, which includes $50.0 million if launched in three or more countries in the E.U. and $50.0 million if launched in Japan. Milestones payable to Neurimmune are shared expenses under the ADUHELM Collaboration Agreement.
During the second quarter of 2020 we paid Neurimmune $75.0 million upon the completed submission of the BLA for the approval of ADUHELM to the FDA, which was recognized as a charge to net income (loss) attributable to noncontrolling interests, net of tax in our consolidated statements of income.
In June 2021 ADUHELM was granted accelerated approval by the FDA. Under the terms of the Neurimmune Agreement, we were required to pay Neurimmune a milestone payment of $100.0 million related to the launch of

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
ADUHELM in the U.S. During the second quarter of 2021 we made this $100.0 million payment, which was recognized as a charge to net income (loss) attributable to noncontrolling interests, net of tax in our consolidated statements of income.
Other Funding Commitments
As of December 31, 2021, we have several ongoing clinical studies in various clinical trial stages. Our most significant clinical trial expenditures are to CROs. The contracts with CROs are generally cancellable, with notice, at our option. We recorded accrued expense of approximately $27.3 million in our consolidated balance sheets for expenditures incurred by CROs as of December 31, 2021. We have approximately $676.1 million in cancellable future commitments based on existing CRO contracts as of December 31, 2021.
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
Tax Related Obligations
We exclude liabilities pertaining to uncertain tax positions from our summary of contractual obligations as we cannot make a reliable estimate of the period of cash settlement with the respective taxing authorities. As of December 31, 2021, we have approximately $106.8 million of liabilities associated with uncertain tax positions.
As of December 31, 2021 and 2020, we have accrued income tax liabilities of approximately $633.0 million and $697.0 million, respectively, under the Transition Toll Tax. Of the amounts accrued as of December 31, 2021, approximately $72.7 million is expected to be paid within one year. The Transition Toll Tax will be paid in installments over an eight--year period, which started in 2018, and will not accrue interest. For additional information on the Transition Toll Tax, please read Note 16, Income Taxes, to these consolidated financial statements.
22.      GUARANTEES
As of December 31, 2021 and 2020, we did not have significant liabilities recorded for guarantees.
We enter into indemnification provisions under our agreements with other companies in the ordinary course of business, typically with business partners, contractors, clinical sites and customers. Under these provisions, we generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of our activities. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. However, to date we have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of December 31, 2021 and 2020.
23.      EMPLOYEE BENEFIT PLANS
We sponsor various retirement and pension plans. Our estimates of liabilities and expense for these plans incorporate a number of assumptions, including expected rates of return on plan assets and interest rates used to discount future benefits.
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

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Expense related to our 401(k) Savings Plan totaled $58.4 million, $44.3 million and $44.8 million for the years ended December 31, 2021, 2020 and 2019, respectively.
Deferred Compensation Plan
We maintain a non-qualified deferred compensation plan, known as the Supplemental Savings Plan (SSP), which allows a select group of management employees in the U.S. to defer a portion of their compensation. The SSP also provides certain credits to highly compensated U.S. employees that are paid by the company. These credits are known as the Restoration Match. The deferred compensation amounts are accrued when earned. Such deferred compensation is distributable in cash in accordance with the rules of the SSP. Deferred compensation amounts under such plan as of December 31, 2021 and 2020, totaled approximately $131.4 million and $120.0 million, respectively, and are included in other long-term liabilities in our consolidated balance sheets. The SSP also holds certain transition contributions on behalf of participants who previously participated in the Biogen, Inc. Retirement Plan. The Restoration Match and participant contributions vest immediately. Distributions to participants can be either in one lump sum payment or annual installments as elected by the participants.
Pension Plans
Our retiree benefit plans include defined benefit plans for employees in our affiliates in Switzerland and Germany as well as other insignificant defined benefit plans in certain other countries where we maintain an operating presence.
Our Swiss plan is a government-mandated retirement fund that provides employees with a minimum investment return. The minimum investment return is determined annually by the Swiss government and was 1.00% in 2021, 2020 and 2019. Under the Swiss plan, both we and certain of our employees with annual earnings in excess of government determined amounts are required to make contributions into a fund managed by an independent investment fiduciary. Employer contributions must be in an amount at least equal to the employee’s contribution. Minimum employee contributions are based on the respective employee’s age, salary and gender. As of December 31, 2021 and 2020, the Swiss plan had an unfunded net pension obligation of $64.1 million and $75.7 million, respectively, and plan assets that totaled $200.1 million and $170.0 million, respectively. In 2021, 2020 and 2019 we recognized expense totaling $21.5 million, $15.5 million and $14.7 million, respectively, related to our Swiss plan, of which $3.5 million, $2.6 million and $1.2 million, respectively, was included in other income (expense), net in our consolidated statements of income.
The obligations under the German plans are unfunded and totaled $68.4 million and $75.5 million as of December 31, 2021 and 2020, respectively. Net periodic pension cost related to the German plans totaled $7.6 million, $6.2 million and $5.1 million for the years ended December 31, 2021, 2020 and 2019, respectively, of which $2.1 million, $2.0 million and $1.4 million, respectively, was included in other income (expense), net in our consolidated statements of income.
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
Enterprise-wide disclosures about product revenue, other revenue and long-lived assets by geographic area are presented below. Revenue is primarily attributed to individual countries based on location of the customer or licensee.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Geographic Information
The following tables contain certain financial information by geographic area:

	December 31, 2021
(In millions)	U.S.	Europe(1)	Germany	Asia	Other	Total
Product revenue from external customers	$3,805.7	$2,626.0	$1,162.4	$688.0	$564.8	$8,846.9
Revenue from anti-CD20 therapeutic programs	1,596.7	—	—	—	61.8	1,658.5
Other revenue from external customers	429.9	9.7	—	36.7	—	476.3
Long-lived assets	1,390.5	2,337.8	25.4	16.4	21.7	3,791.8

	December 31, 2020
(In millions)	U.S.	Europe(1)	Germany	Asia	Other	Total
Product revenue from external customers	$5,900.1	$2,495.3	$1,161.1	$596.7	$539.0	$10,692.2
Revenue from anti-CD20 therapeutic programs	1,897.4	0.1	—	—	80.3	1,977.8
Other revenue from external customers	733.6	8.0	0.1	32.9	—	774.6
Long-lived assets	1,496.3	2,290.2	31.2	16.2	10.9	3,844.8

	December 31, 2019
(In millions)	U.S.	Europe(1)	Germany	Asia	Other	Total
Product revenue from external customers	$6,713.8	$2,668.4	$1,126.1	$320.3	$551.2	$11,379.8
Revenue from anti-CD20 therapeutic programs	2,211.9	0.2	—	—	78.3	2,290.4
Other revenue from external customers	585.8	9.4	0.3	112.2	—	707.7
Long-lived assets	1,493.2	2,135.4	27.5	6.2	12.0	3,674.3

(1) Represents amounts related to Europe less those attributable to Germany.
Other
As of December 31, 2021, 2020 and 2019, approximately $2,237.0 million, $2,180.6 million and $2,028.8 million, respectively, of our long-lived assets were related to the construction of our large-scale biologics manufacturing facility in Solothurn, Switzerland.
For additional information on our large-scale biologics manufacturing facility in Solothurn, Switzerland, please read Note 10, Property, Plant and Equipment, to these consolidated financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Biogen Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Biogen Inc. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of income, of comprehensive income, of equity and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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
Reserves for Medicaid and Managed Care Rebates
As described in Notes 1 and 4 to the consolidated financial statements, the Company recognized revenue from product sales net of reserves, including Medicaid and managed care rebates. Within accrued expense and other, total contractual adjustments amounted to $759.6 million as of December 31, 2021. A portion of this balance includes provisions for Medicaid and managed care rebates in the US. Medicaid rebates relate to the Company’s estimated obligations to states under established reimbursement arrangements. The Company’s liability for Medicaid rebates consists of estimates for claims that a state will make for the current quarter, claims for prior quarters that have been estimated for which an invoice has not been received, invoices received for claims from the prior quarters that have not been paid and an estimate of potential claims that will be made for inventory that exists in the distribution channel at period end. Managed care rebates represent the Company’s estimated obligations to third-parties, primarily pharmacy benefit managers. These rebates result from performance-based goals, formulary position and price increase limit allowances (price protection). The calculation of the accrual for these rebates is based on an estimate of the coverage patterns and the resulting applicable contractual rebate rate(s) to be earned over a contractual period. Rebate accruals for Medicaid and managed care are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a liability which is included in accrued expense and other current liabilities. The Medicaid and managed care estimates reflect historical experience, current contractual and statutory requirements, specific known market events and trends, industry data and forecasted customer buying and payment patterns.
The principal considerations for our determination that performing procedures relating to reserves for Medicaid and managed care rebates is a critical audit matter are the significant judgment by management due to the significant measurement uncertainty involved in developing these reserves, as the reserves are based on assumptions developed using historical experience, current contractual requirements, specific known market events and payment patterns, which in turn led to a high degree of auditor judgment, subjectivity and effort in applying procedures and evaluating audit evidence related to these assumptions.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the reserves for Medicaid and managed care rebates, including controls over the assumptions used to estimate these Medicaid and managed care rebate reserves. These procedures also included, among others (i) developing an independent estimate of the Medicaid and managed care rebate reserves by utilizing third-party data related to product demand, data related to price changes, the terms of the specific rebate programs, the historical trend of actual rebate claims paid and consideration of contractual requirement changes and market events; (ii) comparing the independent estimate to management’s estimate; and (iii) testing rebate claims paid by the Company, including evaluating the claims for consistency with the contractual terms of the Company’s rebate agreements.
/s/PricewaterhouseCoopers LLP
Boston, Massachusetts
February 3, 2022

We have served as the Company's auditor since 2003.