Form 10-Q
period 2022-03-31
BIOGEN INC.
filed 2022-05-03
CIK 875045

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the issuer’s Common Stock, $0.0005 par value, outstanding as of May 2, 2022, was 146,452,013 shares.

BIOGEN INC.
FORM 10-Q — Quarterly Report
For the Quarterly Period Ended March 31, 2022

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
•the current and potential impacts of the conflict in Ukraine, including impacts on our operations, sales and the possible disruptions or delays in our plans to conduct clinical trial activities in affected regions;
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
NOTE REGARDING TRADEMARKS
AVONEX®, PLEGRIDY®, RITUXAN®, RITUXAN HYCELA®, SPINRAZA®, TECFIDERA®, TYSABRI® and VUMERITY® are registered trademarks of Biogen.
ADUHELM™, BENEPALI™, BYOOVIZ™, FLIXABI™, FUMADERM™ and IMRALDI™ are trademarks of Biogen.
CIMZIA®, ENBREL®, EYLEA®, FAMPYRA™, GAZYVA®, HUMIRA®, LUCENTIS®, OCREVUS®, REMICADE® and other trademarks referenced in this report are the property of their respective owners.

PART I FINANCIAL INFORMATION

BIOGEN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited, in millions, except per share amounts)

	For the Three Months Ended March 31,
	2022	2021
Revenue:
Product, net	$2,066.3	$2,211.7
Revenue from anti-CD20 therapeutic programs	399.4	389.0
Other	66.1	93.3
Total revenue	2,531.8	2,694.0
Cost and expense:
Cost of sales, excluding amortization and impairment of acquired intangible assets	753.9	478.1
Research and development	551.7	514.2
Selling, general and administrative	634.9	595.0
Amortization and impairment of acquired intangible assets	66.9	98.1
Collaboration profit (loss) sharing	(117.3)	68.5
(Gain) loss on fair value remeasurement of contingent consideration	(7.1)	(33.8)
Restructuring charges	38.1	—
Total cost and expense	1,921.1	1,720.1
Income from operations	610.7	973.9
Other income (expense), net	(263.3)	(506.9)
Income before income tax expense and equity in loss of investee, net of tax	347.4	467.0
Income tax (benefit) expense	125.6	44.2
Equity in (income) loss of investee, net of tax	3.3	18.2
Net income	218.5	404.6
Net income (loss) attributable to noncontrolling interests, net of tax	(85.3)	(5.6)
Net income attributable to Biogen Inc.	$303.8	$410.2

Net income per share:
Basic earnings per share attributable to Biogen Inc.	$2.06	$2.70
Diluted earnings per share attributable to Biogen Inc.	$2.06	$2.69

Weighted-average shares used in calculating:
Basic earnings per share attributable to Biogen Inc.	147.1	151.9
Diluted earnings per share attributable to Biogen Inc.	147.6	152.3

See accompanying notes to these unaudited condensed consolidated financial statements.

BIOGEN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in millions)

	For the Three Months Ended March 31,
	2022	2021
Net income attributable to Biogen Inc.	$303.8	$410.2
Other comprehensive income:
Unrealized gains (losses) on securities available for sale, net of tax	(9.7)	(0.8)
Unrealized gains (losses) on cash flow hedges, net of tax	15.9	149.6
Gains (losses) on net investment hedges, net of tax	6.2	22.4
Unrealized gains (losses) on pension benefit obligation, net of tax	0.9	2.0
Currency translation adjustment	(21.8)	(48.5)
Total other comprehensive income (loss), net of tax	(8.5)	124.7
Comprehensive income (loss) attributable to Biogen Inc.	295.3	534.9
Comprehensive income (loss) attributable to noncontrolling interests, net of tax	(85.3)	(4.9)
Comprehensive income (loss)	$210.0	$530.0

See accompanying notes to these unaudited condensed consolidated financial statements.

BIOGEN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in millions, except per share amounts)

	As of March 31, 2022	As of December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$1,749.3	$2,261.4
Marketable securities	2,002.4	1,541.1
Accounts receivable, net	1,632.0	1,549.4
Due from anti-CD20 therapeutic programs	389.4	412.3
Inventory	1,215.4	1,351.5
Other current assets	927.4	740.8
Total current assets	7,915.9	7,856.5
Marketable securities	1,001.6	892.0
Property, plant and equipment, net	3,372.8	3,416.4
Operating lease assets	359.0	375.4
Intangible assets, net	2,150.8	2,221.3
Goodwill	5,758.0	5,761.1
Deferred tax asset	1,288.8	1,415.1
Investments and other assets	1,767.5	1,939.5
Total assets	$23,614.4	$23,877.3
LIABILITIES AND EQUITY
Current liabilities:
Current portion of notes payable	$999.5	$999.1
Taxes payable	317.3	174.7
Accounts payable	398.7	589.2
Accrued expense and other	2,231.1	2,535.2
Total current liabilities	3,946.6	4,298.2
Notes payable	6,275.7	6,274.0
Deferred tax liability	571.2	694.5
Long-term operating lease liabilities	312.3	330.4
Other long-term liabilities	1,287.9	1,320.5
Total liabilities	12,393.7	12,917.6
Commitments, contingencies and guarantees
Equity:
Biogen Inc. shareholders’ equity:
Preferred stock, par value $0.001 per share	—	—
Common stock, par value $0.0005 per share	0.1	0.1
Additional paid-in capital	119.0	68.2
Accumulated other comprehensive income (loss)	(115.2)	(106.7)
Retained earnings	14,215.5	13,911.7
Treasury stock, at cost	(2,977.1)	(2,977.1)
Total Biogen Inc. shareholders’ equity	11,242.3	10,896.2
Noncontrolling interests	(21.6)	63.5
Total equity	11,220.7	10,959.7
Total liabilities and equity	$23,614.4	$23,877.3
See accompanying notes to these unaudited condensed consolidated financial statements.

BIOGEN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(unaudited, in millions)

	For the Three Months Ended March 31,
	2022	2021
Cash flow from operating activities:
Net income	$218.5	$404.6
Adjustments to reconcile net income to net cash flow from operating activities:
Depreciation and amortization	143.1	102.6
Impairment of intangible assets	—	44.3
Excess and obsolescence charges related to inventory	281.5	11.9
Share-based compensation	67.6	70.0
Contingent consideration	(7.1)	(33.8)
Deferred income taxes	1.0	(15.0)
(Gain) loss on strategic investments	191.1	437.6
(Gain) loss on equity method investments	3.3	18.2
Other	43.3	59.8
Changes in operating assets and liabilities, net:
Accounts receivable	(87.5)	37.2
Due from anti-CD20 therapeutic programs	22.9	43.8
Inventory	(142.6)	(112.5)
Accrued expense and other current liabilities	(461.6)	(283.6)
Income tax assets and liabilities	101.9	64.8
Other changes in operating assets and liabilities, net	(213.6)	(80.9)
Net cash flow provided by (used in) operating activities	161.8	769.0
Cash flow from investing activities:
Purchases of property, plant and equipment	(57.9)	(92.6)
Proceeds from sales and maturities of marketable securities	543.6	819.2
Purchases of marketable securities	(1,133.5)	(913.3)
Proceeds from divestiture of Hillerød, Denmark manufacturing operations	—	28.1
Proceeds from the sales of strategic investments	—	91.2
Other	(0.2)	2.7
Net cash flow provided by (used in) investing activities	(648.0)	(64.7)
Cash flow from financing activities:
Purchases of treasury stock	—	(600.0)
Payments related to issuance of stock for share-based compensation arrangements, net	(20.8)	(27.1)
Repayment of borrowings and premiums paid on debt exchange	—	(169.3)
Net (distribution) contribution to noncontrolling interest	0.2	—
Other	4.1	11.4
Net cash flow provided by (used in) financing activities	(16.5)	(785.0)
Net increase (decrease) in cash and cash equivalents	(502.7)	(80.7)
Effect of exchange rate changes on cash and cash equivalents	(9.4)	(33.0)
Cash and cash equivalents, beginning of the period	2,261.4	1,331.2
Cash and cash equivalents, end of the period	$1,749.3	$1,217.5

See accompanying notes to these unaudited condensed consolidated financial statements.

BIOGEN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited, in millions)

	Preferred stock		Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings	Treasury stock		Total Biogen Inc. shareholders’ equity	Noncontrolling interests	Total equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance, December 31, 2021	—	$—	170.8	$0.1	$68.2	$(106.7)	$13,911.7	(23.8)	$(2,977.1)	$10,896.2	$63.5	$10,959.7
Net income	—	—	—	—	—	—	303.8	—	—	303.8	(85.3)	218.5
Other comprehensive income (loss), net of tax	—	—	—	—	—	(8.5)	—	—	—	(8.5)	—	(8.5)
Capital contribution from noncontrolling interest	—	—	—	—	—	—	—	—	—	—	0.2	0.2
Issuance of common stock under stock option and stock purchase plans	—	—	0.1	—	18.9	—	—	—	—	18.9	—	18.9
Issuance of common stock under stock award plan	—	—	0.4	—	(39.7)	—	—	—	—	(39.7)	—	(39.7)
Compensation related to share-based payments	—	—	—	—	70.4	—	—	—	—	70.4	—	70.4
Other	—	—	—	—	1.2	—	—	—	—	1.2	—	1.2
Balance, March 31, 2022	—	$—	171.3	$0.1	$119.0	$(115.2)	$14,215.5	(23.8)	$(2,977.1)	$11,242.3	$(21.6)	$11,220.7

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
Business Overview
Biogen is a global biopharmaceutical company focused on discovering, developing and delivering worldwide innovative therapies for people living with serious neurological and neurodegenerative diseases as well as related therapeutic adjacencies. We have a leading portfolio of medicines to treat multiple sclerosis (MS), have introduced the first approved treatment for spinal muscular atrophy (SMA) and are providing the first and only approved treatment to address a defining pathology of Alzheimer's disease. We also commercialize biosimilars of advanced biologics and focus on advancing our pipeline in neuroscience and specialized immunology. Lastly, we are focused on accelerating our efforts in digital health to support our commercial and pipeline programs while also creating opportunities for potential digital therapeutics. We support our drug discovery and development efforts through the commitment of significant resources to discovery, research and development programs and business development opportunities.
Our marketed products include TECFIDERA, VUMERITY, AVONEX, PLEGRIDY, TYSABRI and FAMPYRA for the treatment of MS; SPINRAZA for the treatment of SMA; ADUHELM for the treatment of Alzheimer's disease; and FUMADERM for the treatment of severe plaque psoriasis. We have certain business and financial rights with respect to RITUXAN for the treatment of non-Hodgkin's lymphoma, chronic lymphocytic leukemia (CLL) and other conditions; RITUXAN HYCELA for the treatment of non-Hodgkin's lymphoma and CLL; GAZYVA for the treatment of CLL and follicular lymphoma; OCREVUS for the treatment of primary progressive MS (PPMS) and relapsing MS (RMS); and other potential anti-CD20 therapies, including mosunetuzumab, pursuant to our collaboration arrangements with Genentech, Inc. (Genentech), a wholly-owned member of the Roche Group. For additional information on our collaboration arrangements with Genentech, please read Note 18, Collaborative and Other Relationships, to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021 (2021 Form 10-K).
Our innovative drug development and commercialization activities are complemented by our biosimilar business that expands access to medicines and reduces the cost burden for healthcare systems. Through our collaboration with Samsung Bioepis Co., Ltd. (Samsung Bioepis) we market and sell BENEPALI, an etanercept biosimilar referencing ENBREL, IMRALDI, an adalimumab biosimilar referencing HUMIRA, and FLIXABI, an infliximab biosimilar referencing REMICADE, in certain countries in Europe. We have also secured the exclusive rights to commercialize BYOOVIZ, a ranibizumab biosimilar referencing LUCENTIS, which was approved in the U.S., the European Union (E.U.) and the United Kingdom (U.K.) during the third quarter of 2021. For additional information on our collaboration arrangements with Samsung Bioepis, please read Note 16, Collaborative and Other Relationships, to these unaudited condensed consolidated financial statements (condensed consolidated financial statements).
Basis of Presentation
In the opinion of management, our condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair statement of our financial statements for interim periods in accordance with accounting principles generally accepted in the United States (U.S. GAAP). The information included in this quarterly report on Form 10-Q should be read in conjunction with our audited consolidated financial statements and the accompanying notes included in our 2021 Form 10-K. Our accounting policies are described in the Notes to Consolidated Financial Statements in our 2021 Form 10-K and updated, as necessary, in this report. The year-end condensed consolidated balance sheet data presented for comparative purposes was derived from our audited financial statements, but does not include all disclosures required by U.S. GAAP. The results of operations for the three months ended March 31, 2022, are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.
We operate as one operating segment, focused on discovering, developing and delivering worldwide innovative therapies for people living with serious neurological and neurodegenerative diseases as well as related therapeutic adjacencies.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
Consolidation
Our condensed consolidated financial statements reflect our financial statements, those of our wholly-owned subsidiaries and those of certain variable interest entities where we are the primary beneficiary. For consolidated entities where we own or are exposed to less than 100.0% of the economics, we record net income (loss) attributable to noncontrolling interests, net of tax in our condensed consolidated statements of income equal to the percentage of the economic or ownership interest retained in such entities by the respective noncontrolling parties. Intercompany balances and transactions are eliminated in consolidation.
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
The length of time and full extent to which the COVID-19 pandemic directly or indirectly impacts our business, results of operations and financial condition, including sales, expense, reserves and allowances, the supply chain, manufacturing, clinical trials, research and development costs and employee-related costs, depends on future developments that are highly uncertain, subject to change and are difficult to predict, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain or treat COVID-19 as well as the economic impact on local, regional, national and international customers and markets. Additionally, the ongoing geopolitical tensions related to Russia's invasion of Ukraine, and the related sanctions and other penalties imposed, are creating substantial uncertainty in the global economy. The extent and duration of the conflict, sanctions and resulting market disruptions are highly unpredictable. We have made estimates of the impact of the COVID-19 pandemic and the ongoing geopolitical conflict within our condensed consolidated financial statements and there may be changes to those estimates in future periods.
New Accounting Pronouncements
From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board or other standard setting bodies that we adopt as of the specified effective date.
We do not believe that the adoption of recently issued standards have had or may have a material impact on our condensed consolidated financial statements or disclosures.
2.        RESTRUCTURING, BUSINESS TRANSFORMATION AND OTHER COST SAVING INITIATIVES
2022 Cost Saving Initiatives
In December 2021 and May 2022 we announced our plans to implement a series of cost-reduction measures during 2022. These savings are expected to be achieved through a number of initiatives, including reductions to our workforce, primarily within our global Alzheimer's infrastructure, the consolidation of certain real estate locations and operating efficiency gains across our selling, general and administrative and research and development functions.
Under these initiatives, we expect to incur restructuring charges ranging from approximately $100.0 million to $150.0 million. These amounts are primarily related to severance and are expected to be substantially incurred and paid by the end of 2022.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
For the three months ended March 31, 2022, we recognized $27.7 million of employee related costs, primarily related to severance. These costs were recorded in restructuring charges in our condensed consolidated statements of income. Our restructuring reserve is included in accrued expense and other in our condensed consolidated balance sheets.
Following an evaluation of our current capacity needs, in March 2022 we ceased using a patient services office space in Durham, North Carolina. We are marketing the space for sublease. Our decision to cease using the facility resulted in the immediate expense of certain leasehold improvements and other assets at this facility, which we do not believe can be adequately recovered in a sublease. As a result, for the three months ended March 31, 2022, we recognized approximately $10.4 million of accelerated depreciation expense, which was recorded in restructuring charges in our condensed consolidated statements of income.
The following table summarizes the charges and spending related to our 2022 cost saving initiatives for the three months ended March 31, 2022:

(In millions)	Workforce Reduction	Total
Restructuring reserve as of December 31, 2021	$—	$—
Expense	27.7	27.7
Payment	(6.2)	(6.2)
Restructuring reserve as of March 31, 2022	$21.5	$21.5
3.    REVENUE
Product Revenue
Revenue by product is summarized as follows:

	For the Three Months Ended March 31,
	2022			2021
(In millions)	United States	Rest of World	Total	United States	Rest of World	Total
Multiple Sclerosis (MS):
Fumarate(1)	$242.3	$295.6	$537.9	$236.0	$316.9	$552.9
Interferon(2)	182.3	127.3	309.6	241.8	158.7	400.5
TYSABRI	284.5	236.3	520.8	273.3	230.0	503.3
FAMPYRA	—	26.2	26.2	—	26.6	26.6
Subtotal: MS	709.1	685.4	1,394.5	751.1	732.2	1,483.3

Spinal Muscular Atrophy:
SPINRAZA	163.3	309.2	472.5	148.7	371.8	520.5

Alzheimer's disease:
ADUHELM(3)	2.8	—	2.8	—	—	—

Biosimilars:
BENEPALI	—	114.7	114.7	—	121.7	121.7
IMRALDI	—	57.1	57.1	—	57.9	57.9
FLIXABI	—	22.5	22.5	—	25.5	25.5
Subtotal: Biosimilars	—	194.3	194.3	—	205.1	205.1

Other:
FUMADERM	—	2.2	2.2	—	2.8	2.8
Total product revenue	$875.2	$1,191.1	$2,066.3	$899.8	$1,311.9	$2,211.7

(1) Fumarate includes TECFIDERA and VUMERITY. VUMERITY became commercially available in the E.U. during the fourth quarter of 2021.
(2) Interferon includes AVONEX and PLEGRIDY.
(3) In June 2021 the U.S. Food and Drug Administration (FDA) granted accelerated approval of ADUHELM, which became commercially available in the U.S. during the second quarter of 2021. For additional information, please read Note 16, Collaborative and Other Relationships - Eisai Co., Ltd. - ADUHELM Collaboration Agreement, to these condensed consolidated financial statements.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
We recognized revenue from two wholesalers accounting for 26.3% and 10.5% of gross product revenue for the three months ended March 31, 2022, and 30.0% and 9.3% of gross product revenue for the three months ended March 31, 2021.
An analysis of the change in reserves for discounts and allowances is summarized as follows:

(In millions)	Discounts	Contractual Adjustments	Returns	Total
Balance, December 31, 2021	$137.7	$759.6	$38.0	$935.3
Current provisions relating to sales in current year	169.0	659.5	4.0	832.5
Adjustments relating to prior years	(3.9)	(40.2)	(2.5)	(46.6)
Payments/credits relating to sales in current year	(101.2)	(271.6)	(0.5)	(373.3)
Payments/credits relating to sales in prior years	(58.9)	(314.5)	(6.5)	(379.9)
Balance, March 31, 2022	$142.7	$792.8	$32.5	$968.0
The total reserves above, which are included in our condensed consolidated balance sheets, are summarized as follows:

(In millions)	As of March 31, 2022	As of December 31, 2021
Reduction of accounts receivable	$136.9	$133.2
Component of accrued expense and other	831.1	802.1
Total revenue-related reserves	$968.0	$935.3
Revenue from Anti-CD20 Therapeutic Programs
Revenue from anti-CD20 therapeutic programs is summarized in the table below. For the purposes of this footnote, we refer to RITUXAN and RITUXAN HYCELA collectively as RITUXAN.

	For the Three Months Ended March 31,
(In millions)	2022	2021
Biogen’s share of pre-tax profits in the U.S. for RITUXAN and GAZYVA	$143.2	$174.1
OCREVUS and other revenue from anti-CD20 therapeutic programs	256.2	214.9
Total revenue from anti-CD20 therapeutic programs	$399.4	$389.0
For additional information on our collaboration arrangements with Genentech, please read Note 18, Collaborative and Other Relationships, to our consolidated financial statements included in our 2021 Form 10-K.
Other Revenue
Other revenue is summarized as follows:

	For the Three Months Ended March 31,
(In millions)	2022	2021
Revenue from collaborative and other relationships:
Revenue earned under our technical development agreement, manufacturing services agreements and royalty revenue on biosimilar products with Samsung Bioepis	$8.0	$3.9
Other royalty and corporate revenue:
Royalty	10.6	6.2
Other corporate	47.5	83.2
Total other revenue	$66.1	$93.3
We receive royalties from net sales on products related to patents that we have out-licensed and we record other corporate revenue primarily from amounts earned under contract manufacturing agreements.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
4.    INVENTORY
The components of inventory are summarized as follows:

(In millions)	As of March 31, 2022	As of December 31, 2021
Raw materials	$354.5	$349.6
Work in process	655.6	814.0
Finished goods	205.3	187.9
Total inventory	$1,215.4	$1,351.5
In April 2022 the Centers for Medicare and Medicaid Services (CMS) released the final National Coverage Decision (NCD) for the class of anti-amyloid treatments in Alzheimer’s disease, including ADUHELM. The final NCD confirmed coverage with evidence development, in which patients with Medicare can only access treatment if they are part of an approved clinical trial. We expect that this decision will reduce future demand for ADUHELM to a minimal level. During the first quarter of 2022 we wrote-off approximately $275.0 million of inventory related to ADUHELM, as a result of this CMS decision, which was recognized in cost of sales within our condensed consolidated statements of income. We have recognized approximately $136.0 million related to Eisai's 45.0% share of these charges in collaboration profit (loss) sharing within our condensed consolidated statements of income.
During the fourth quarter of 2021 we wrote-off approximately $120.0 million of inventory in excess of forecasted demand related to ADUHELM, which was recognized in cost of sales within our condensed consolidated statements of income. We have recognized approximately $59.0 million related to Eisai's 45.0% share of these charges in collaboration profit (loss) sharing within our condensed consolidated statements of income during the fourth quarter of 2021.
As of March 31, 2022, our total ADUHELM inventory was de minimis. As of December 31, 2021, we had approximately $223.0 million of ADUHELM inventory. For additional information please read Note 16, Collaborative and Other Relationships, to these condensed consolidated financial statements.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
5.    INTANGIBLE ASSETS AND GOODWILL
Intangible Assets
Intangible assets, net of accumulated amortization, impairment charges and adjustments are summarized as follows:

		As of March 31, 2022			As of December 31, 2021
(In millions)	Estimated Life	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Completed technology	4-28 years	$7,413.1	$(5,455.4)	$1,957.7	$7,413.1	$(5,388.5)	$2,024.6
In-process research and development	Indefinite until commercialization	129.1	—	129.1	132.7	—	132.7
Trademarks and trade names	Indefinite	64.0	—	64.0	64.0	—	64.0
Total intangible assets		$7,606.2	$(5,455.4)	$2,150.8	$7,609.8	$(5,388.5)	$2,221.3
Amortization and Impairments
For the three months ended March 31, 2022, amortization and impairment of acquired intangible assets totaled $66.9 million, compared to $98.1 million in the prior year comparative period. For the three months ended March 31, 2022, we had no impairment charges.
For the three months ended March 31, 2021, amortization and impairment of acquired intangible assets reflects the impact of a $44.3 million impairment charge related to vixotrigine (BIIB074) for the potential treatment of trigeminal neuralgia (TGN).
Completed Technology
Completed technology primarily relates to our acquisition of all remaining rights to TYSABRI as well as other amounts related to our other marketed products and programs acquired through business combinations.
IPR&D Related to Business Combinations
In-process research and development (IPR&D) represents the fair value assigned to research and development assets that we acquired as part of a business combination and had not yet reached technological feasibility at the date of acquisition. Included in IPR&D balances are adjustments related to foreign currency exchange rate fluctuations. We review amounts capitalized as acquired IPR&D for impairment annually, as of October 31, and whenever events or changes in circumstances indicate to us that the carrying value of the assets might not be recoverable. The carrying value associated with our IPR&D assets as of March 31, 2022, relates to the IPR&D programs we acquired in connection with our acquisition of Convergence Pharmaceuticals Holdings Ltd. (Convergence).
Vixotrigine
In the periods since we acquired vixotrigine, there have been numerous delays in the initiation of Phase 3 studies for the potential treatment of TGN and for the potential treatment of diabetic painful neuropathy (DPN), another form of neuropathic pain. We have engaged with the FDA regarding the design of the Phase 3 studies of vixotrigine for the potential treatment of TGN and DPN and are now performing an additional clinical trial of vixotrigine, which is expected to be completed by the end of 2022.
The performance of this additional clinical trial delayed the initiation of the Phase 3 studies of vixotrigine for the potential treatment of TGN, and, as a result, we recognized an impairment charge of $44.3 million related to vixotrigine for the potential treatment of TGN during the first quarter of 2021.
As of March 31, 2022, the carrying value associated with the remaining IPR&D asset for DPN was $129.1 million and the fair value of this asset was not significantly in excess of its carrying value. Upon the completion of the additional clinical trial we will reevaluate the carrying value of the program.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
Estimated Future Amortization of Intangible Assets
The estimated future amortization of finite-lived intangible assets for the next five years is expected to be as follows:

(In millions)	As of March 31, 2022
2022 (remaining nine months)	$200.0
2023	210.0
2024	195.0
2025	195.0
2026	180.0
2027	165.0
Goodwill
The following table provides a roll forward of the changes in our goodwill balance:

(In millions)	As of March 31, 2022
Goodwill, December 31, 2021	$5,761.1
Other	(3.1)
Goodwill, March 31, 2022	$5,758.0
As of March 31, 2022, we had no accumulated impairment losses related to goodwill. Other includes adjustments related to foreign currency exchange rate fluctuations.
6.    FAIR VALUE MEASUREMENTS
The tables below present information about our assets and liabilities that are regularly measured and carried at fair value and indicate the level within the fair value hierarchy of the valuation techniques we utilized to determine such fair value:

	As of March 31, 2022
(In millions)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$1,283.7	$—	$1,283.7	$—
Marketable debt securities:
Corporate debt securities	1,579.4	—	1,579.4	—
Government securities	1,252.7	—	1,252.7	—
Mortgage and other asset backed securities	171.9	—	171.9	—
Marketable equity securities	860.3	607.0	253.3	—
Derivative contracts	97.2	—	97.2	—
Plan assets for deferred compensation	35.8	—	35.8	—
Total	$5,281.0	$607.0	$4,674.0	$—
Liabilities:
Derivative contracts	$12.5	$—	$12.5	$—
Contingent consideration obligations	202.0	—	—	202.0
Total	$214.5	$—	$12.5	$202.0

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
There have been no material impairments of our assets measured and carried at fair value as of March 31, 2022 and December 31, 2021. In addition, there have been no changes in valuation techniques as of March 31, 2022 and December 31, 2021. The fair value of Level 2 instruments classified as cash equivalents and marketable debt securities was determined through third-party pricing services. The fair value of Level 2 instruments classified as marketable equity securities represents our investments in the common stock of Sangamo Therapeutics, Inc. (Sangamo) and Sage Therapeutics, Inc. (Sage) and are valued using an option pricing valuation model as the investments are each subject to certain holding period restrictions. The holding period restrictions for our investment in the common stock of Denali Therapeutics Inc. (Denali) and a portion of our Sangamo investment expired during the first quarter of 2022 and the second quarter of 2021, respectively. The fair value of our Denali investment and this portion of our Sangamo investment were Level 1 measurements as of March 31, 2022. For additional information on our investments in Sangamo, Denali and Sage common stock, please read Note 7, Financial Instruments, to these condensed consolidated financial statements.
For a description of our validation procedures related to prices provided by third-party pricing services and our option pricing valuation model, please read Note 1, Summary of Significant Accounting Policies - Fair Value Measurements, to our consolidated financial statements included in our 2021 Form 10-K.
The following tables summarize the significant unobservable inputs in the fair value measurement of our contingent consideration obligations as of March 31, 2022 and December 31, 2021:

	As of March 31, 2022
(In millions)	Fair Value	Valuation Technique	Unobservable Input(s)	Range	Weighted Average
Liabilities:
Contingent consideration obligations	$202.0	Discounted cash flow	Discount rate	2.89%	2.89%
			Expected timing of achievement of development milestones	2023 to 2027	—

	As of December 31, 2021
(In millions)	Fair Value	Valuation Technique	Unobservable Input(s)	Range	Weighted Average
Liabilities:
Contingent consideration obligations	$209.1	Discounted cash flow	Discount rate	1.30%	1.30%
			Expected timing of achievement of development milestones	2023 to 2027	—

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
The weighted average discount rate was calculated based on the relative fair value of our contingent consideration obligations. In addition, we apply various probabilities of technological and regulatory success, ranging from 10.9% to certain probability as of March 31, 2022, to the valuation models to estimate the fair values of our contingent consideration obligations.
Debt Instruments
The fair and carrying values of our debt instruments, which are Level 2 liabilities, are summarized as follows:

	As of March 31, 2022		As of December 31, 2021
(In millions)	Fair Value	Carrying Value	Fair Value	Carrying Value
3.625% Senior Notes due September 15, 2022	$1,008.7	$999.5	$1,020.0	$999.1
4.050% Senior Notes due September 15, 2025	1,797.6	1,743.4	1,895.2	1,742.9
2.250% Senior Notes due May 1, 2030	1,341.6	1,492.2	1,475.9	1,492.0
5.200% Senior Notes due September 15, 2045	1,240.0	1,100.0	1,463.0	1,099.9
3.150% Senior Notes due May 1, 2050	1,225.3	1,473.3	1,457.7	1,473.2
3.250% Senior Notes due February 15, 2051	581.8	466.8	692.9	466.0
Total	$7,195.0	$7,275.2	$8,004.7	$7,273.1
The fair values of each of our series of Senior Notes were determined through market, observable and corroborated sources. For additional information related to our Senior Notes, please read Note 12, Indebtedness, to our consolidated financial statements included in our 2021 Form 10-K.
Contingent Consideration Obligations
In connection with our acquisitions of Convergence and Biogen International Neuroscience GmbH, we agreed to make additional payments based upon the achievement of certain milestone events. The following table provides a roll forward of the fair values of our contingent consideration obligations, which includes Level 3 measurements:

	For the Three Months Ended March 31,
(In millions)	2022	2021
Fair value, beginning of period	$209.1	$259.8
Changes in fair value	(7.1)	(33.8)
Fair value, end of period	$202.0	$226.0
As of March 31, 2022 and December 31, 2021, approximately $202.0 million and $209.1 million, respectively, of the fair value of our total contingent consideration obligations was reflected as a component of other long-term liabilities in our condensed consolidated balance sheets with any remaining balances reflected as a component of accrued expense and other.
For the three months ended March 31, 2022, changes in the fair value of our contingent consideration obligations were primarily due to an increase in discount rates used to revalue these obligations and delays in the expected timing of the achievement of certain remaining developmental milestones related to our vixotrigine programs.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
7.    FINANCIAL INSTRUMENTS
The following table summarizes our financial assets with maturities of less than 90 days from the date of purchase included in cash and cash equivalents in our condensed consolidated balance sheets:

(In millions)	As of March 31, 2022	As of December 31, 2021
Commercial paper	$278.5	$247.6
Overnight reverse repurchase agreements	13.9	200.0
Money market funds	585.0	901.6
Short-term debt securities	406.3	283.0
Total	$1,283.7	$1,632.2
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
Our marketable equity securities gains (losses) are recorded in other income (expense), net in our condensed consolidated statements of income. The following tables summarize our marketable debt and equity securities, classified as available-for-sale:

	As of March 31, 2022
(In millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable debt securities
Corporate debt securities:
Current	$1,126.7	$0.1	$(2.2)	$1,124.6
Non-current	460.5	0.1	(5.8)	454.8
Government securities:
Current	878.7	1.0	(2.6)	877.1
Non-current	379.0	0.2	(3.6)	375.6
Mortgage and other asset backed securities:
Current	0.7	—	—	0.7
Non-current	173.4	—	(2.2)	171.2
Total marketable debt securities	$3,019.0	$1.4	$(16.4)	$3,004.0

Marketable equity securities
Marketable equity securities, current	$33.9	$—	$—	$33.9
Marketable equity securities, non-current	1,133.1	4.5	(311.2)	826.4
Total marketable equity securities	$1,167.0	$4.5	$(311.2)	$860.3

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

	As of December 31, 2021
(In millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable debt securities
Corporate debt securities:
Current	$723.6	$0.1	$(0.3)	$723.4
Non-current	385.4	0.2	(0.8)	384.8
Government securities:
Current	817.0	—	(0.4)	816.6
Non-current	377.0	0.1	(1.0)	376.1
Mortgage and other asset backed securities:
Current	1.1	—	—	1.1
Non-current	131.8	—	(0.7)	131.1
Total marketable debt securities	$2,435.9	$0.4	$(3.2)	$2,433.1

Marketable equity securities
Marketable equity securities, current	$33.9	$9.9	$—	$43.8
Marketable equity securities, non-current	1,133.1	151.0	(279.4)	1,004.7
Total marketable equity securities	$1,167.0	$160.9	$(279.4)	$1,048.5
Summary of Contractual Maturities: Available-for-Sale Debt Securities
The estimated fair value and amortized cost of our marketable debt securities available-for-sale by contractual maturity are summarized as follows:

	As of March 31, 2022		As of December 31, 2021
(In millions)	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost
Due in one year or less	$2,002.4	$2,006.0	$1,541.1	$1,541.7
Due after one year through five years	982.9	993.7	868.2	870.2
Due after five years	18.7	19.3	23.8	24.0
Total marketable debt securities	$3,004.0	$3,019.0	$2,433.1	$2,435.9
The average maturity of our marketable debt securities available-for-sale as of March 31, 2022 and December 31, 2021, was approximately 10 months.
Proceeds from Marketable Debt Securities
The proceeds from maturities and sales of marketable debt securities and resulting realized gains and losses are summarized as follows:

	For the Three Months Ended March 31,
(In millions)	2022	2021
Proceeds from maturities and sales	$543.6	$819.2
Realized gains	—	0.2
Realized losses	0.6	0.7
Realized losses for the three months ended March 31, 2022 and 2021, primarily relate to sales of corporate bonds, agency mortgage-backed securities and other asset-backed securities.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
Strategic Investments
As of March 31, 2022 and December 31, 2021, our strategic investment portfolio was comprised of investments totaling $919.5 million and $1,110.3 million, respectively, which are included in other current assets and investments and other assets in our condensed consolidated balance sheets.
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
The decrease in our strategic investment portfolio for the three months ended March 31, 2022, was primarily due to decreases in the fair value of our investments in Denali, Sage and Sangamo common stock.
For additional information on our investments in Denali, Ionis Pharmaceuticals, Inc. (Ionis), Sage and Sangamo common stock, please read Note 18, Collaborative and Other Relationships, to our consolidated financial statements included in our 2021 Form 10-K.
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
Foreign currency forward contracts in effect as of March 31, 2022 and December 31, 2021, had durations of 1 to 18 months and 1 to 15 months, respectively. These contracts have been designated as cash flow hedges and unrealized gains or losses on the portion of these foreign currency forward contracts that are included in the effectiveness test are reported in accumulated other comprehensive income (loss) (referred to as AOCI in the table below). Realized gains and losses of such contracts are recognized in revenue when the sale of product in the currency being hedged is recognized and in operating expense when the expense in the currency being hedged is recorded. We recognize all cash flow hedge reclassifications from accumulated other comprehensive income (loss) and fair value changes of excluded portions in the same line item in our condensed consolidated statements of income that has been impacted by the hedged item.
The notional amount of foreign currency forward contracts that were entered into to hedge forecasted revenue and operating expense is summarized as follows:

	Notional Amount
(In millions)	As of March 31, 2022	As of December 31, 2021
Euro	$1,631.2	$1,828.0
British pound	126.6	166.2
Swiss franc	128.6	—
Japanese yen	55.0	72.7
Canadian dollar	44.6	59.9
Total foreign currency forward contracts	$1,986.0	$2,126.8
The pre-tax portion of the fair value of these foreign currency forward contracts that were included in accumulated other comprehensive income (loss) in total equity is summarized as follows:

(In millions)	As of March 31, 2022	As of December 31, 2021
Unrealized gains	$76.4	$60.8
Unrealized (losses)	(4.3)	(7.0)
Net unrealized gains (losses)	$72.1	$53.8
We expect the net unrealized gains of $72.1 million to be settled over the next 18 months, of which $72.0 million of these net unrealized gains are expected to be settled over the next 12 months, with any amounts in

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
accumulated other comprehensive income (loss) to be reported as an adjustment to revenue or operating expense. We consider the impact of our and our counterparties’ credit risk on the fair value of the contracts as well as the ability of each party to execute its contractual obligations. As of March 31, 2022 and December 31, 2021, credit risk did not materially change the fair value of our foreign currency forward contracts.
The following table summarizes the effect of foreign currency forward contracts designated as hedging instruments in our condensed consolidated statements of income:

For the Three Months Ended March 31,
Net Gains/(Losses) Reclassified from AOCI into Operating Income (in millions)			Net Gains/(Losses) Recognized in Operating Income (in millions)
Location	2022	2021	Location	2022	2021
Revenue	$20.9	$(23.1)	Revenue	$(6.5)	$(3.0)
Operating expense	(0.3)	(0.4)	Operating expense	(0.1)	(0.1)
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
In order to mitigate the currency fluctuations between the U.S. dollar and South Korean won, we have entered into foreign currency forward contracts. Foreign currency forward contracts in effect as of March 31, 2022, had a remaining duration of seven months. These contracts have been designated as net investment hedges. We recognize changes in the spot exchange rate in accumulated other comprehensive income (loss). The pre-tax portion of the fair value of these foreign currency forward contracts that were included in accumulated other comprehensive income (loss) in total equity reflected net gains of $20.6 million and $10.6 million as of March 31, 2022 and December 31, 2021, respectively. We exclude fair value changes related to the forward rate from our hedging relationship and will amortize the forward points in other income (expense), net in our condensed consolidated statements of income over the term of the contract. The pre-tax portion of the fair value of the forward points that were included in accumulated other comprehensive income (loss) in total equity reflected net losses of $2.5 million and $3.6 million as of March 31, 2022 and December 31, 2021, respectively. In conjunction with the closing of our sale of equity in Samsung Bioepis to Samsung BioLogics, which occurred in April 2022, we concurrently closed our foreign currency forward contracts.
The following table summarizes the effect of our net investment hedge in our condensed consolidated financial statements:

For the Three Months Ended March 31,
Net Gains/(Losses) Recognized in Other Comprehensive Income (Effective Portion) (in millions)			Net Gains/(Losses) Recognized in Other Comprehensive Income (Amounts Excluded from Effectiveness Testing) (in millions)			Net Gains/(Losses) Recognized in Net Income (Amounts Excluded from Effectiveness Testing) (in millions)
Location	2022	2021	Location	2022	2021	Location	2022	2021
Gains (losses) on net investment hedge	$10.1	$23.8	Gains (losses) on net investment hedge	$(3.3)	$(1.4)	Other income (expense)	$(1.1)	$0.1
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
The aggregate notional amount of these outstanding foreign currency forward contracts was $1,333.4 million and $1,268.0 million as of March 31, 2022 and December 31, 2021, respectively. Net losses of $12.2 million and $17.4 million related to these contracts were recorded as a component of other income (expense), net for the three months ended March 31, 2022 and 2021, respectively.

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
The following table summarizes the fair value and presentation in our condensed consolidated balance sheets of our outstanding derivative instruments, including those designated as hedging instruments:

(In millions)	Balance Sheet Location	As of March 31, 2022	As of December 31, 2021
Cash Flow Hedging Instruments:
Asset derivative instruments	Other current assets	$79.8	$66.2
	Investments and other assets	1.6	5.5
Liability derivative instruments	Accrued expense and other	2.4	6.6
	Other long-term liabilities	2.2	—

Net Investment Hedging Instruments:
Asset derivative instruments	Other current assets	10.9	4.1

Other Derivative Instruments:
Asset derivative instruments	Other current assets	4.9	5.1
Liability derivative instruments	Accrued expense and other	7.9	4.2
9.    PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment are recorded at historical cost, net of accumulated depreciation. Accumulated depreciation on property, plant and equipment was $2,082.0 million and $2,006.6 million as of March 31, 2022 and December 31, 2021, respectively. For the three months ended March 31, 2022, depreciation expense totaled $76.3 million compared to $48.8 million in the prior year comparative period.
Solothurn, Switzerland Manufacturing Facility
In order to support our future growth and drug development pipeline, we are building a large-scale biologics manufacturing facility in Solothurn, Switzerland. Upon completion, this facility will include 393,000 square feet related to a large-scale biologics manufacturing facility, 290,000 square feet of warehouse, utilities and support space and 51,000 square feet of administrative space. As of March 31, 2022 and December 31, 2021, we had approximately $682.6 million and $677.0 million, respectively, capitalized as construction in progress related to this facility. In the second quarter of 2021, a portion of the facility received a Good Manufacturing Practice multi-product license from the Swiss Agency for Therapeutic Products, resulting in approximately $1.2 billion of fixed assets being placed in service during the second quarter of 2021. In April 2022 the FDA approved the Prior Approval Supplement for the Solothurn facility for ADUHELM. We estimate the remainder of the facility will be operational during the first half of 2023.
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
11.    EQUITY
Share Repurchases
In October 2020 our Board of Directors authorized a program to repurchase up to $5.0 billion of our common stock (2020 Share Repurchase Program). Our 2020 Share Repurchase Program does not have an expiration date. All share repurchases under our 2020 Share Repurchase Program will be retired. Under our 2020 Share Repurchase Program, we repurchased and retired approximately 2.2 million shares of our common stock at a cost of approximately $600.0 million during the three months ended March 31, 2021. There were no share repurchases of our common stock during the three months ended March 31, 2022. Approximately $2.8 billion remained available under our 2020 Share Repurchase Program as of March 31, 2022.
Accumulated Other Comprehensive Income (Loss)
The following tables summarize the changes in accumulated other comprehensive income (loss), net of tax by component:

(In millions)	Unrealized Gains (Losses) on Securities Available for Sale, Net of Tax	Unrealized Gains (Losses) on Cash Flow Hedges, Net of Tax	Gains (Losses) on Net Investment Hedge, Net of Tax	Unfunded Status of Postretirement Benefit Plans, Net of Tax	Currency Translation Adjustments	Total
Balance, December 31, 2021	$(2.2)	$53.8	$25.5	$(44.8)	$(139.0)	$(106.7)
Other comprehensive income (loss) before reclassifications	(10.2)	34.4	5.1	0.9	(21.8)	8.4
Amounts reclassified from accumulated other comprehensive income (loss)	0.5	(18.5)	1.1	—	—	(16.9)
Net current period other comprehensive income (loss)	(9.7)	15.9	6.2	0.9	(21.8)	(8.5)
Balance, March 31, 2022	$(11.9)	$69.7	$31.7	$(43.9)	$(160.8)	$(115.2)

(In millions)	Unrealized Gains (Losses) on Securities Available for Sale, Net of Tax	Unrealized Gains (Losses) on Cash Flow Hedges, Net of Tax	Gains (Losses) on Net Investment Hedge, Net of Tax	Unfunded Status of Postretirement Benefit Plans, Net of Tax	Currency Translation Adjustments	Total
Balance, December 31, 2020	$1.4	$(179.0)	$(8.5)	$(66.3)	$(46.6)	$(299.0)
Other comprehensive income (loss) before reclassifications	(1.2)	128.6	22.4	2.0	(48.5)	103.3
Amounts reclassified from accumulated other comprehensive income (loss)	0.4	21.0	—	—	—	21.4
Net current period other comprehensive income (loss)	(0.8)	149.6	22.4	2.0	(48.5)	124.7
Balance, March 31, 2021	$0.6	$(29.4)	$13.9	$(64.3)	$(95.1)	$(174.3)

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
The following table summarizes the amounts reclassified from accumulated other comprehensive income (loss):

(In millions)	Income Statement Location	Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)
		For the Three Months Ended March 31,
		2022	2021
Gains (losses) on securities available for sale	Other income (expense)	$(0.6)	$(0.5)
	Income tax benefit (expense)	0.1	0.1

Gains (losses) on cash flow hedges	Revenue	20.9	(23.1)
	Operating expense	(0.3)	(0.4)
	Other income (expense)	(0.1)	0.2
	Income tax benefit (expense)	(2.0)	2.3

Gains (losses) on net investment hedge	Other income (expense)	(1.1)	—

Total reclassifications, net of tax		$16.9	$(21.4)
12.    EARNINGS PER SHARE
Basic and diluted shares outstanding used in our earnings per share calculation are calculated as follows:

	For the Three Months Ended March 31,
(In millions)	2022	2021
Numerator:
Net income attributable to Biogen Inc.	$303.8	$410.2
Denominator:
Weighted average number of common shares outstanding	147.1	151.9
Effect of dilutive securities:
Time-vested restricted stock units	0.3	0.2
Market stock units	0.1	0.1
Performance stock units settled in stock	0.1	0.1
Dilutive potential common shares	0.5	0.4
Shares used in calculating diluted earnings per share	147.6	152.3
Amounts excluded from the calculation of net income per diluted share because their effects were anti-dilutive were insignificant.
13.    SHARE-BASED PAYMENTS
Share-based Compensation Expense
The following table summarizes share-based compensation expense included in our condensed consolidated statements of income:

	For the Three Months Ended March 31,
(In millions)	2022	2021
Research and development	$25.7	$33.6
Selling, general and administrative	46.1	44.9
Subtotal	71.8	78.5
Capitalized share-based compensation costs	(2.8)	(2.6)
Share-based compensation expense included in total cost and expense	69.0	75.9
Income tax effect	(12.8)	(14.0)
Share-based compensation expense included in net income attributable to Biogen Inc.	$56.2	$61.9

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
The following table summarizes share-based compensation expense associated with each of our share-based compensation programs:

	For the Three Months Ended March 31,
(In millions)	2022	2021
Market stock units	$5.9	$16.5
Time-vested restricted stock units	51.3	42.8
Performance stock units settled in stock	8.3	6.3
Performance stock units settled in cash	1.4	6.0
Employee stock purchase plan	4.9	6.9
Subtotal	71.8	78.5
Capitalized share-based compensation costs	(2.8)	(2.6)
Share-based compensation expense included in total cost and expense	$69.0	$75.9
We estimate the fair value of our obligations associated with our performance stock units settled in cash at the end of each reporting period through expected settlement. Cumulative adjustments to these obligations are recognized each quarter to reflect changes in the stock price and estimated outcome of the performance-related conditions.
14.    INCOME TAXES
Tax Rate
A reconciliation between the U.S. federal statutory tax rate and our effective tax rate is summarized as follows:

	For the Three Months Ended March 31,
	2022	2021
Statutory rate	21.0%	21.0%
State taxes	(0.4)	0.8
Taxes on foreign earnings	(10.8)	(10.9)
Tax credits	(2.5)	(3.7)
Purchased intangible assets	0.6	0.8
GILTI	0.3	0.9
Neurimmune tax impacts	24.2	(0.6)
Other	3.8	1.2
Effective tax rate	36.2%	9.5%
Changes in Tax Rate
During the second quarter of 2021 we recorded a net deferred tax asset in Switzerland of approximately $490.0 million on Neurimmune SubOne AG's (Neurimmune) tax basis in ADUHELM, the realization of which is dependent on future sales of ADUHELM. During the fourth quarter of 2021, due to reduced future expected revenue associated with ADUHELM, we recorded a valuation allowance of approximately $390.0 million. During the first quarter of 2022, upon issuance of the final NCD related to ADUHELM, we recorded an additional valuation allowance of approximately $85.0 million to reduce the net value of this deferred tax asset to zero. These adjustments to our deferred tax assets and their valuation allowances are each recorded with an equal and offsetting amount assigned to net income (loss) attributable to noncontrolling interests, net of tax in our condensed consolidated statements of income, resulting in a zero net impact to net income attributable to Biogen Inc.
For the three months ended March 31, 2022, compared to the same period in 2021, the increase in our effective tax rate was primarily due to a deferred tax expense related to a valuation allowance, as discussed above, and the non-cash tax effects of changes in the value of our equity investments. The tax effects of this change in value of our equity investments were recorded discretely, since changes in value of equity investments cannot be forecasted.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
For additional information on our collaboration arrangement with Neurimmune, please read Note 17, Investments in Variable Interest Entities, to these condensed consolidated financial statements.
Tax Basis in Samsung Bioepis
As of March 31, 2022 and December 31, 2021, the carrying value of our investment in Samsung Bioepis totaled 709.4 billion South Korean won ($586.4 million) and 713.3 billion South Korean won ($599.9 million), respectively, which is classified as a component of investments and other assets in our condensed consolidated balance sheets. As of March 31, 2022, we have not recorded deferred taxes of approximately $70.0 million on our tax over book basis related to this joint venture.
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
We estimate that it is reasonably possible that our gross unrecognized tax benefits, exclusive of interest, could decrease by up to approximately $500.0 million, including approximately $455.0 million related to the unrecognized tax benefits related to Neurimmune's tax basis in ADUHELM in the next 12 months as a result of various audit closures, settlements and expiration of the statute of limitations.
15.    OTHER CONSOLIDATED FINANCIAL STATEMENT DETAIL
Other Income (Expense), Net
Components of other income (expense), net, are summarized as follows:

	For the Three Months Ended March 31,
(In millions)	2022	2021
Interest income	$2.9	$2.9
Interest expense	(66.1)	(64.7)
Gains (losses) on investments, net	(191.1)	(436.6)
Foreign exchange gains (losses), net	(8.3)	(8.6)
Other, net	(0.7)	0.1
Total other income (expense), net	$(263.3)	$(506.9)
Gains (losses) on investments, net, as reflected in the table above, relate to debt securities, equity securities of certain biotechnology companies, venture capital funds where the underlying investments are in equity securities of certain biotechnology companies and non-marketable equity securities.
The following table summarizes our gains (losses) on investments, net that relates to our equity securities held as of March 31, 2022 and 2021:

	For the Three Months Ended March 31,
(In millions)	2022	2021
Net gains (losses) recognized during the period on equity securities	$(190.7)	$(436.1)
Less: Net gains (losses) realized during the period on equity securities	0.2	6.2
Unrealized gains (losses) recognized during the period on equity securities	$(190.9)	$(442.3)

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
The net unrealized losses recognized during the three months ended March 31, 2022, primarily reflect decreases in the aggregate fair value of our investments in Denali, Sage and Sangamo common stock of approximately $205.5 million.
Accrued Expense and Other
Accrued expense and other consists of the following:

(In millions)	As of March 31, 2022	As of December 31, 2021
Revenue-related reserves for discounts and allowances	$831.1	$802.1
Collaboration expense	266.2	324.7
Royalties and licensing fees	216.0	234.7
Employee compensation and benefits	206.6	345.1
Other	711.2	828.6
Total accrued expense and other	$2,231.1	$2,535.2
Other Long-term Liabilities
Other long-term liabilities were $1,287.9 million and $1,320.5 million as of March 31, 2022 and December 31, 2021, respectively, and included accrued income taxes totaling $640.5 million and $664.5 million, respectively.
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
Eisai serves as the lead of lecanemab development and regulatory submissions globally with both companies co-commercializing and co-promoting the product, and Eisai having final decision-making authority. All costs, including research, development, sales and marketing expense, are shared equally between us and Eisai. If lecanemab receives marketing approval, we and Eisai will co-promote lecanemab and share profits equally. In March 2022 we extended our supply agreement related to lecanemab from five years to ten years, and we will manufacture the lecanemab drug substance in our Solothurn manufacturing facility.
The Lecanemab Collaboration also provided Eisai with an option to jointly develop and commercialize ADUHELM (aducanumab) (ADUHELM Option). In October 2017 Eisai exercised its ADUHELM Option and we entered into a new collaboration agreement for the joint development and commercialization of ADUHELM (aducanumab) (the ADUHELM Collaboration Agreement).
A summary of development and sales and marketing expense related to the Lecanemab Collaboration is as follows:

	For the Three Months Ended March 31,
(In millions)	2022	2021
Total development expense incurred by the collaboration related to the advancement of lecanemab and elenbecestat	$77.0	$55.5
Biogen's share of lecanemab and elenbecestat development expense reflected in research and development expense in our condensed consolidated statements of income	38.5	27.7
Total sales and marketing expense incurred by the Lecanemab Collaboration	15.9	5.7
Biogen's share of lecanemab and elenbecestat sales and marketing expense reflected in selling, general and administrative expense in our condensed consolidated statements of income	8.0	2.9
For additional information on our Lecanemab Collaboration, please read Note 18, Collaborative and Other Relationships, to our consolidated financial statements included in our 2021 Form 10-K.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
ADUHELM Collaboration Agreement
Under our initial ADUHELM Collaboration Agreement, we would lead the ongoing development of ADUHELM, and we and Eisai would co-promote ADUHELM with a region-based profit split. Beginning January 1, 2019, Eisai was reimbursing us for 45.0% of development costs incurred by the collaboration for the advancement of ADUHELM (ADUHELM development expense).
In June 2021 ADUHELM was granted accelerated approval by the FDA for the treatment of Alzheimer's disease and had its first commercial sale. As a result of the launch of ADUHELM in the U.S., we made a $100.0 million milestone payment to Neurimmune. During the second quarter of 2021 we recognized net profit-sharing income of $45.0 million to reflect Eisai's 45.0% share of the $100.0 million milestone payment, which was recorded in collaboration profit (loss) sharing in our condensed consolidated statements of income.
In March 2022 we amended our ADUHELM Collaboration Agreement with Eisai. Effective March 2022 we have sole decision making and commercialization rights worldwide on ADUHELM and beginning January 1, 2023, Eisai will receive a tiered royalty based on net sales of ADUHELM, rather than sharing global profits and losses. Eisai's share of development, commercialization and manufacturing expense is limited to $335.0 million for the period from January 1, 2022 to December 31, 2022. Once the tiered royalty model commences on January 1, 2023, Eisai will not participate in ADUHELM’s economics beyond these royalties.
A summary of development expense, sales and marketing expense and milestone payments related to the ADUHELM Collaboration Agreement is as follows:

	For the Three Months Ended March 31,
(In millions)	2022	2021
Total ADUHELM development expense	$44.2	$47.0
Biogen's share of ADUHELM development expense reflected in research and development expense in our condensed consolidated statements of income	24.3	25.8
Total ADUHELM sales and marketing expense incurred by the ADUHELM Collaboration Agreement	95.0	111.8
Biogen's share of ADUHELM sales and marketing expense reflected in selling, general and administrative expense and collaboration profit (loss) sharing in our condensed consolidated statements of income	50.9	60.3
Co-promotion Profits and Losses
In the U.S. we recognize revenue on sales to third parties as a component of product revenue, net in our condensed consolidated statements of income. We also record the related cost of revenue and sales and marketing expense in our condensed consolidated statements of income as these costs are incurred. Payments made to and received from Eisai for its 45.0% share of the co-promotion profits or losses in the U.S. are recognized in collaboration profit (loss) sharing in our condensed consolidated statements of income. For the three months ended March 31, 2022, we recognized a net reduction to our operating expense of $181.7 million to reflect Eisai's 45.0% share of net collaboration losses in the U.S.
In addition, we and Eisai co-promote AVONEX, TYSABRI and TECFIDERA in Japan in certain settings and Eisai distributes AVONEX, TYSABRI, TECFIDERA and PLEGRIDY in India and other Asia-Pacific markets, excluding China.
During the first quarter of 2022 we recorded approximately $275.0 million of gross charges associated with inventory and purchase commitments in excess of forecasted demand related to ADUHELM, as well as approximately $45.0 million of gross idle capacity charges, which were recognized in cost of sales within our condensed consolidated statements of income. We have recognized approximately $160.0 million related to Eisai's 45.0% share of these charges in collaboration profit (loss) sharing within our condensed consolidated statements of income.
Amounts receivable from Eisai related to the agreements discussed above were $402.7 million and $285.4 million as of March 31, 2022 and December 31, 2021, respectively. Amounts payable to Eisai related to the agreements discussed above were $36.5 million and $46.5 million as of March 31, 2022 and December 31, 2021, respectively.
For additional information on the ADUHELM Collaboration Agreement, please read Note 18, Collaborative and Other Relationships, to our consolidated financial statements included in our 2021 Form 10-K.

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
A summary of development expense related to the UCB collaboration agreement is as follows:

	For the Three Months Ended March 31,
(In millions)	2022	2021
Total UCB collaboration development expense	$17.6	$16.9
Biogen's share of UCB development expense reflected in research and development expense in our condensed consolidated statements of income	8.8	8.4
Sage Therapeutics, Inc.
In November 2020 we entered into a global collaboration and license agreement with Sage to jointly develop and commercialize BIIB125 (zuranolone) for the potential treatment of major depressive disorder and postpartum depression and BIIB124 (SAGE-324) for the potential treatment of essential tremor with potential in other neurological conditions such as epilepsy.
Under this collaboration, both companies will share equal responsibility and costs for development as well as profits and losses for commercialization in the U.S. Outside of the U.S., we are responsible for development and commercialization, excluding Japan, Taiwan and South Korea, with respect to zuranolone and may pay Sage potential tiered royalties in the high teens to low twenties.
A summary of development and sales and marketing expense related to this collaboration is as follows:

	For the Three Months Ended March 31,
(In millions)	2022	2021
Total Sage collaboration development expense	$38.7	$39.8
Biogen's share of Sage development expense reflected in research and development expense in our condensed consolidated statements of income	19.4	19.9
Total Sage sales and marketing expense incurred by the collaboration	18.4	5.3
Biogen's share of Sage sales and marketing expense reflected in selling, general and administrative expense in our condensed consolidated statements of income	9.2	2.7
Denali Therapeutics Inc.
In August 2020 we entered into a collaboration and license agreement with Denali to co-develop and co-commercialize Denali's small molecule inhibitors of leucine-rich repeat kinase 2 (LRRK2) for Parkinson's disease. Under this collaboration, both companies share responsibility and costs for global development based on specified percentages as well as profits and losses for commercialization in the U.S. and China. Outside the U.S. and China we are responsible for commercialization and may pay Denali potential tiered royalties.
In addition to the LRRK2 program, we also have an exclusive option to license two preclinical programs from Denali’s Transport Vehicle platform, including its Antibody Transport Vehicle (ATV): ATV enabled anti-amyloid beta program and a second program utilizing its Transport Vehicle technology. Further, we have the right of first negotiation on two additional ATV enabled therapeutics for indications within specific neurodegenerative diseases, should Denali decide to seek a collaboration for such programs.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
A summary of development expense related to this collaboration is as follows:

	For the Three Months Ended March 31,
(In millions)	2022	2021
Total Denali collaboration development expense	$14.9	$15.4
Biogen's share of Denali development expense reflected in research and development expense in our condensed consolidated statements of income	8.9	9.2
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
Under this collaboration, we may pay Sangamo tiered royalties on potential net sales of any products developed under this collaboration in the high single digit to sub-teen percentages.
A summary of development expense related to this collaboration is as follows:

	For the Three Months Ended March 31,
(In millions)	2022	2021
Total Sangamo collaboration development expense	$8.3	$4.8
Biogen's share of Sangamo development expense reflected in research and development expense in our condensed consolidated statements of income	5.5	4.2
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
In connection with the closing of this transaction in August 2021 we made an upfront payment of $125.0 million that was recorded as research and development expense in our condensed consolidated statements of income. We may also pay InnoCare up to approximately $812.5 million in potential development milestones and potential commercial payments should this collaboration achieve certain development, commercial milestones and sales thresholds. In addition, we may pay InnoCare tiered royalties on potential net sales of any products developed under this collaboration in the low to high teen percentages.
Other Research and Discovery Arrangements
These arrangements may include the potential for future milestone payments based on the achievement of certain clinical and commercial development payable over a period of several years.
Other
For the three months ended March 31, 2022, we recorded $19.5 million as research and development expense in our condensed consolidated statements of income related to other research and discovery related arrangements, compared to less than $1.0 million in the prior year comparative period.
Samsung Bioepis Co., Ltd.
Joint Venture Agreement
In February 2012 we entered into a joint venture agreement with Samsung BioLogics establishing an entity, Samsung Bioepis, to develop, manufacture and market biosimilar products. As of March 31, 2022, our ownership percentage was approximately 49.9%.

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
For the three months ended March 31, 2022, we recognized net losses on our investment of $3.3 million, reflecting our share of Samsung Bioepis' operating profits, net of tax totaling $4.0 million offset by amortization of basis differences totaling $7.3 million.
For the three months ended March 31, 2021, we recognized net losses on our investment of $18.2 million, reflecting our share of Samsung Bioepis' operating losses, net of tax totaling $11.0 million and amortization of basis differences totaling $7.2 million.
As of March 31, 2022 and December 31, 2021, the carrying value of our investment in Samsung Bioepis totaled 709.4 billion South Korean won ($586.4 million) and 713.3 billion South Korean won ($599.9 million), respectively, which is classified as a component of investments and other assets in our condensed consolidated balance sheets.
In January 2022 we entered into an agreement to sell to Samsung BioLogics our equity in Samsung Bioepis, which was completed on April 20, 2022. Under the terms of the transaction, we received approximately $1.0 billion in cash at closing and will receive approximately $1.3 billion to be deferred over two payments of $812.5 million due at the first anniversary and $437.5 million due at the second anniversary of the closing of the transaction. We are also eligible to receive up to an additional $50.0 million upon the achievement of certain commercial milestones.
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
In connection with this transaction, we made an upfront payment of $100.0 million to Samsung Bioepis in January 2020, of which $63.0 million was recorded as research and development expense in our condensed consolidated statements of income in 2019 and $37.0 million was recorded as intangible assets, net in our condensed consolidated balance sheets in 2019.
During the third quarter of 2021 we accrued $15.0 million in milestone payments related to the approval of BYOOVIZ in the U.S., the E.U. and the U.K., that were capitalized within intangible assets, net in our condensed consolidated balance sheets. We may also pay Samsung Bioepis up to approximately $180.0 million in additional development, regulatory and sales-based milestones.
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
We share 50.0% of the profit or loss related to our commercial agreement with Samsung Bioepis, which is recognized in collaboration profit (loss) sharing in our condensed consolidated statements of income. For the three months ended March 31, 2022, we recognized net profit-sharing expense of $64.4 million to reflect Samsung

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
Bioepis' 50.0% sharing of the net collaboration profits, compared to a net profit-sharing expense of $68.5 million in the prior year comparative period.
Other Services
Simultaneous with the formation of Samsung Bioepis, we also entered into a technical development services agreement, a manufacturing agreement and a license agreement with Samsung Bioepis. Revenue related to these services is reflected in revenue from collaborative and other relationships as a component of other revenue in our condensed consolidated statements of income.
Amounts receivable from Samsung Bioepis related to the agreements discussed above were $5.8 million and $4.1 million as of March 31, 2022 and December 31, 2021, respectively. Amounts payable to Samsung Bioepis related to the agreements discussed above were $102.5 million and $148.7 million as of March 31, 2022 and December 31, 2021, respectively.
For additional information on our collaboration arrangements with Samsung Bioepis and our other significant collaboration arrangements, please read Note 18, Collaborative and Other Relationships, to our consolidated financial statements included in our 2021 Form 10-K.
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
In June 2021 ADUHELM was granted accelerated approval by the FDA. Under the terms of the Neurimmune Agreement, we were required to pay Neurimmune a milestone payment of $100.0 million related to the launch of ADUHELM in the U.S. During the second quarter of 2021 we made this $100.0 million payment, which was recognized as a charge to net income (loss) attributable to noncontrolling interests, net of tax in our condensed consolidated statements of income. In addition, during the second quarter of 2021 we recognized net profit-sharing income of $45.0 million to reflect Eisai's 45.0% share of the $100.0 million milestone payment, which was recognized in collaboration profit (loss) sharing in our condensed consolidated statements of income.
Additionally, if aducanumab receives regulatory approval in the jurisdictions where we have submitted filings, we may pay additional milestones to Neurimmune, including $50.0 million if launched in Japan. Milestones payable to Neurimmune are shared expenses under the ADUHELM Collaboration Agreement.
Research and development costs for which we reimburse Neurimmune are reflected in research and development expense in our condensed consolidated statements of income. During the three months ended March 31, 2022 and 2021, amounts reimbursed were immaterial.
During the second quarter of 2021 we recorded a net deferred tax asset in Switzerland of approximately $490.0 million on Neurimmune's tax basis in ADUHELM, the realization of which is dependent on future sales of ADUHELM. During the fourth quarter of 2021, due to reduced future expected revenue associated with ADUHELM, we recorded a valuation allowance of approximately $390.0 million. During the first quarter of 2022, upon issuance of the final NCD related to ADUHELM, we recorded an additional valuation allowance of approximately $85.0 million to reduce the net value of this deferred tax asset to zero. These adjustments to our deferred tax assets and their valuation allowances are each recorded with an equal and offsetting amount assigned to net income (loss)

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
attributable to noncontrolling interests, net of tax in our condensed consolidated statements of income, resulting in a zero net impact to net income attributable to Biogen Inc.
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
As of March 31, 2022 and December 31, 2021, the carrying value of our investments in certain biotechnology companies representing potential unconsolidated variable interest entities totaled $24.1 million and $24.6 million, respectively. Our maximum exposure to loss related to these variable interest entities is limited to the carrying value of our investments.
We have also entered into research collaboration agreements with certain variable interest entities where we are required to fund certain development activities. These development activities are included in research and development expense in our condensed consolidated statements of income as they are incurred. We have provided no financing to these variable interest entities other than previous contractually required amounts.
For additional information on our investments in Neurimmune and other variable interest entities, please read Note 19, Investments in Variable Interest Entities, to our consolidated financial statements included in our 2021 Form 10-K.
18.    LITIGATION
We are currently involved in various claims and legal proceedings, including the matters described below. For information as to our accounting policies relating to claims and legal proceedings, including use of estimates and contingencies, please read Note 1, Summary of Significant Accounting Policies, to our consolidated financial statements included in our 2021 Form 10-K.
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

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
Loss Contingencies
ADUHELM Securities Litigation
We and certain current and former officers are named as defendants in actions filed by shareholders on November 13, 2020 and February 7, 2022, and pending in the U.S. District Court for the District of Massachusetts. The actions allege violations of federal securities laws under 15 U.S.C §78j(b) and §78t(a) and 17 C.F.R. §240.10b-5 and seek declarations of the actions as class actions and monetary relief. We have filed a motion to dismiss the action filed on November 13, 2020, which is pending. An estimate of the possible loss or range of loss in these actions cannot be made at this time.
Derivative Action
We and members of the Board of Directors are named as defendants in an action filed by a shareholder on February 9, 2022, in the U.S. District Court for the District of Massachusetts. The action alleges violations of federal securities laws under 15 U.S.C. §78n(a) and 17 C.F.R. §240 14.a-9, breaches of fiduciary duties and waste of corporate assets, and seeks declaratory and injunctive relief, monetary relief to Biogen, and attorneys’ fees and costs to the plaintiff. An estimate of the possible loss or range of loss cannot be made at this time.
IMRALDI Patent Litigation
In September 2018 Fresenius Kabi Deutschland GmbH (Fresenius Kabi) commenced proceedings for damages and injunctive relief against Biogen France SAS in the Tribunal de Grande Instance de Paris (the French proceeding) and in November 2018 against Biogen GmbH in the Düsseldorf Regional Court (the German proceeding), alleging that IMRALDI, the adalimumab biosimilar product of Samsung Bioepis that Biogen has commercialized in Europe, infringes national counterparts of European Patent No. 3 148 510 (the EP '510 Patent, expiring in May 2035). In May 2020 the European Patent Office (EPO) held the EP '510 Patent invalid. Fresenius Kabi has appealed to the EPO's Technical Boards of Appeal, a hearing has been set for June 2022, and the German and French proceedings have been stayed pending the decision on appeal.
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
Qui Tam Litigation
In July 2015 a qui tam action filed by Michael Bawduniak on behalf of the U.S. and certain states was unsealed by the U.S. District Court for the District of Massachusetts. The action alleges sales and promotional activities in violation of the federal False Claims Act and state law counterparts and seeks damages of $981.1 million plus statutory trebling of damages, civil penalties, attorneys’ fees and costs. The U.S. has not made an intervention decision. A trial is scheduled for the third quarter of 2022. An estimate of the possible loss cannot be made at this time.

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
Humana Patient Assistance Litigation
In September 2021 Humana Inc. (Humana) filed suit against us in the U.S. District Court for the District of Massachusetts alleging damages related to our providing MS patients with free medications and making charitable contributions to non-profit organizations that assist MS patients. Humana alleges violation of the federal RICO Act and state laws and seeks statutory treble damages, attorneys' fees and costs. We filed a motion to dismiss, which is pending. An estimate of the possible loss cannot be made at this time.
Other Matters
Government Investigations
The U.S. House of Representatives Committees on Oversight and Reform and Energy and Commerce and the Office of Inspector General of the U.S. Department of Health and Human Services have announced investigations relating to ADUHELM. In addition, the Company has received a civil investigative demand from the Federal Trade Commission and a subpoena from the Securities and Exchange Commission seeking information relating to ADUHELM, including healthcare sites, ADUHELM’s approval and ADUHELM’s marketing.
TECFIDERA Patent Matters
In 2017 to 2020 we filed patent infringement proceedings relating to TECFIDERA Orange-Book listed patents pursuant to the Drug Price Competition and Patent Term Restoration Act of 1984, commonly known as the Hatch-Waxman Act (the Delaware Actions), against Accord Healthcare Inc., Alkem Laboratories Ltd., Amneal Pharmaceuticals LLC, Cipla Limited, Graviti Pharmaceuticals Pvt. Ltd., Hetero USA, Inc., Lupin Atlantis Holdings SA, Macleods Pharmaceuticals, Ltd., MSN Laboratories Pvt. Ltd., Pharmathen S.A., Prinston Pharmaceutical Inc., Sandoz Inc., Shilpa Medicare Limited, Slayback Pharma LLC, Sun Pharmaceutical Industries, Ltd., Sun Pharmaceutical Industries, Inc., Sun Pharma Global FZE, Torrent Pharmaceuticals Ltd., TWi Pharmaceuticals, Inc., Windlas Healthcare Pvt. Ltd. and Zydus Pharmaceuticals (USA) Inc. (collectively, the Delaware Defendants) in the U.S. District Court for the District of Delaware (the Delaware Court) and against Mylan (the West Virginia Action) in the U.S. District Court for the Northern District of West Virginia (the West Virginia Court).
In November 2021 the Federal Circuit affirmed the West Virginia Court judgment that the asserted claims of our U.S. Patent No. 8,399,514 (the '514 Patent) are invalid for lack of written description.
The Delaware Court entered judgment for the Delaware Defendants on the grounds that the judgment of the West Virginia Court applies to the Delaware Actions under principles of collateral estoppel. The appeals in the Delaware Actions are stayed.
In July 2018 Mylan Pharmaceuticals, Inc. (Mylan) also filed a petition with the U.S. Patent Trial and Appeal Board (PTAB) for inter partes review of the '514 Patent. In November 2021 the Federal Circuit ruled that the PTAB decision upholding the patentability of the ‘514 patent was moot, but in April 2022 the Federal Circuit vacated that ruling and stayed the appeal pending any final action by the United States Supreme Court in the West Virginia Action.
TYSABRI Patent Revocation Matters
In November 2017 Swiss Pharma International AG, affiliated with the Polpharma Group, filed an action in the Commercial Court of Rome to invalidate the Italian counterpart of the European Patent No. 1 485 127 (the EP '127 Patent) which covers administration of natalizumab (TYSABRI) to treat MS and expires in February 2023. A hearing has been set for June 2022.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
In August 2020 Polpharma Biologics S.A., also affiliated with the Polpharma Group, brought an action in the Polish Patent Office to revoke our Polish Patent No. 215263, which corresponds to the EP '127 Patent and expires in February 2023. The action was suspended by the Polish Patent Office in April 2021 pending examination of our amended patent claims.
In June 2021 Polpharma Biologics S.A., Sandoz B.V. and Sandoz AG filed an action in the District Court of the Hague, Netherlands to invalidate the Dutch counterpart of our European Patent 2 676 967 (the EP '967 Patent), which expires in 2027 and covers methods of treatment using natalizumab (TYSABRI) and pre-treatment testing of patients. A hearing has been set for September 2022.
In July 2021 the EPO revoked the EP ‘967 Patent. We have appealed to the EPO’s Technical Boards of Appeal. A hearing date has not been set.
In September 2021 Polpharma Biologics S.A., Sandoz AG, Sandoz Limited and Sandoz GmbH filed an action in the English High Court to revoke the U.K. counterpart of the EP ‘967 Patent and seeking a declaration that the patent would not be infringed by the marketing of Polpharma’s proposed natalizumab biosimilar. A hearing has been set for November 2022.
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

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
19.    SUBSEQUENT EVENTS
On May 3, 2022, Biogen Inc. (the "Company") announced that it had begun a search for a new Chief Executive Officer ("CEO"). The Company has agreed with its current CEO, Michel Vounatsos, that he will continue to serve as CEO during the interim period. Mr. Vounatsos will remain on the Board of Directors of Biogen until he steps down from his CEO position.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements (condensed consolidated financial statements) and the accompanying notes beginning on page 5 of this quarterly report on Form 10-Q and our audited consolidated financial statements and the accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2021 (2021 Form 10-K).
Executive Summary
Introduction
Biogen is a global biopharmaceutical company focused on discovering, developing and delivering worldwide innovative therapies for people living with serious neurological and neurodegenerative diseases as well as related therapeutic adjacencies. We have a leading portfolio of medicines to treat multiple sclerosis (MS), have introduced the first approved treatment for spinal muscular atrophy (SMA) and are providing the first and only approved treatment to address a defining pathology of Alzheimer's disease. We also commercialize biosimilars of advanced biologics and focus on advancing our pipeline in neuroscience and specialized immunology. Lastly, we are focused on accelerating our efforts in digital health to support our commercial and pipeline programs while also creating opportunities for potential digital therapeutics. We support our drug discovery and development efforts through the commitment of significant resources to discovery, research and development programs and business development opportunities.
Our marketed products include TECFIDERA, VUMERITY, AVONEX, PLEGRIDY, TYSABRI and FAMPYRA for the treatment of MS; SPINRAZA for the treatment of SMA; ADUHELM for the treatment of Alzheimer's disease; and FUMADERM for the treatment of severe plaque psoriasis. We have certain business and financial rights with respect to RITUXAN for the treatment of non-Hodgkin's lymphoma, chronic lymphocytic leukemia (CLL) and other conditions; RITUXAN HYCELA for the treatment of non-Hodgkin's lymphoma and CLL; GAZYVA for the treatment of CLL and follicular lymphoma; OCREVUS for the treatment of primary progressive MS and relapsing MS (RMS); and other potential anti-CD20 therapies, including mosunetuzumab, pursuant to our collaboration arrangements with Genentech, Inc. (Genentech), a wholly-owned member of the Roche Group. For additional information on our collaboration arrangements with Genentech, please read Note 18,
Collaborative and Other Relationships, to our consolidated financial statements included in our 2021 Form 10-K.
Our innovative drug development and commercialization activities are complemented by our biosimilar business that expands access to medicines and reduces the cost burden for healthcare systems. Through our collaboration with Samsung Bioepis Co., Ltd. (Samsung Bioepis) we market and sell BENEPALI, an etanercept biosimilar referencing ENBREL, IMRALDI, an adalimumab biosimilar referencing HUMIRA, and FLIXABI, an infliximab biosimilar referencing REMICADE, in certain countries in Europe. We have also secured the exclusive rights to commercialize BYOOVIZ, a ranibizumab biosimilar referencing LUCENTIS, which was approved in the United States (U.S.), the European Union (E.U.) and the United Kingdom (U.K.) during the third quarter of 2021. For additional information on our collaboration arrangements with Samsung Bioepis, please read Note 16, Collaborative and Other Relationships, to our condensed consolidated financial statements included in this report.
We seek to ensure an uninterrupted supply of medicines to patients around the world. To that end, we continually review our manufacturing capacity, capabilities, processes and facilities. In order to support our future growth and drug development pipeline, we are expanding our large molecule production capacity by building a large-scale biologics manufacturing facility in Solothurn, Switzerland. In the second quarter of 2021 a portion of the facility received a Good Manufacturing Practice (GMP) multi-product license from the Swiss Agency for Therapeutic Products (SWISSMEDIC). In April 2022 the U.S. Food and Drug Administration (FDA) approved the Prior Approval Supplement for the Solothurn facility for ADUHELM. We estimate the remainder of the facility will be operational during the first half of 2023. We believe that the Solothurn facility will support our anticipated near-term needs for the manufacturing of biologic assets. In addition, we believe that the Solothurn facility may provide us with the ability to further expand if we need additional large scale manufacturing capacity to support future clinical and commercial manufacturing requirements. If we are unable to fully utilize our manufacturing facilities, due to lower than forecasted demand for our products, we will incur excess capacity charges which will have a negative effect on our financial condition and results of operations.
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
Our failure to obtain or maintain adequate coverage, pricing or reimbursement for our products could have an adverse effect on our business, reputation, revenue and results of operations, could curtail or eliminate our ability to adequately fund research and development programs for the discovery and commercialization of new products and/or could cause a decline or volatility in our stock price.
In addition to the impact of competition, pricing actions and other measures being taken worldwide designed to reduce healthcare costs and limit the overall level of government expenditures, our sales and operations could also be affected by other risks of doing business internationally, including the impact of public health epidemics, such as the COVID-19 pandemic, on employees, the global economy and the delivery of healthcare treatments, geopolitical events, foreign currency exchange fluctuations, changes in intellectual property legal protections and changes in trade regulations and procedures.
For a detailed discussion on our business environment, please read Item 1. Business, in our 2021 Form 10-K. For additional information on our competition and pricing risks that could negatively impact our product sales, please read Item 1A. Risk Factors included in this report.
ADUHELM (aducanumab)
U.S.
In June 2021 the FDA granted accelerated approval of ADUHELM, which we are collaborating on with Eisai Co., Ltd. (Eisai), based on reduction in amyloid beta plaques observed in patients treated with ADUHELM. As part of the accelerated approval, we are required to conduct a confirmatory trial to verify the clinical benefit of ADUHELM in patients with Alzheimer’s disease. The FDA may withdraw approval if, among other things, the confirmatory trial fails to verify clinical benefit of ADUHELM, ADUHELM's benefit-risk is no longer positive or we fail to comply with the conditions of the accelerated approval.
The U.S. ADUHELM product label states that treatment with ADUHELM should be initiated in patients with mild cognitive impairment or mild dementia stage of disease, the population which was studied in clinical trials.
In January 2022 the Centers for Medicare and Medicaid Services (CMS) released a proposed National Coverage Determination (NCD) decision memorandum, stating the proposed NCD would cover FDA approved monoclonal antibodies that target amyloid for the treatment of Alzheimer's disease for people with Medicare only if they are enrolled in qualifying clinical trials.
In April 2022 CMS released the final NCD for the class of anti-amyloid treatments in Alzheimer’s disease, including ADUHELM. The final NCD confirmed coverage with evidence development, in which patients with Medicare can only access treatment if they are part of an approved clinical trial. We expect that this decision will reduce future demand for ADUHELM to a minimal level. During the first quarter of 2022 we wrote-off approximately $275.0 million of gross charges associated with inventory and purchase commitments related to ADUHELM and recognized approximately $45.0 million of gross idle capacity charges, as a result of this CMS decision, which were recognized in cost of sales within our condensed consolidated statements of income. We have recognized approximately $160.0 million related to Eisai's 45.0% share of these charges in collaboration profit (loss) sharing within our condensed consolidated statements of income.
Additionally, as a result of the final NCD we will substantially eliminate our commercial infrastructure supporting ADUHELM, retaining minimal resources to manage patient access programs, including a continued free drug program for patients currently on treatment in the U.S.
We expect to continue funding certain regulatory and research and development activities for ADUHELM, including the continuation of the EMBARK re-dosing study and the initiation of the Phase 4 post-marketing requirement study, ENVISION. Additional actions regarding ADUHELM may be informed by upcoming data readouts expected for this class of antibodies, as well as further engagement with the FDA and CMS.
In March 2022 we amended our ADUHELM Collaboration Agreement with Eisai. Effective March 2022 we have sole decision making and commercialization rights worldwide on ADUHELM and beginning January 1, 2023, Eisai will receive a tiered royalty based on net sales of ADUHELM, rather than sharing global profits and losses. Eisai's share of development, commercialization and manufacturing expense is limited to $335.0 million for the period from January 1, 2022 to December 31, 2022. Once the tiered royalty model commences on January 1, 2023, Eisai will not participate in ADUHELM’s economics beyond these royalties.
Rest of World
In October 2020 the European Medicines Agency (EMA) accepted for review the Marketing Authorization Application (MAA) for aducanumab and in December 2020 the Ministry of Health, Labor and Welfare accepted for review the Japanese New Drug Application (NDA) for aducanumab.
In December 2021 the Committee for Medicinal Products for Human Use (CHMP) of the EMA adopted a negative opinion on the MAA for aducanumab in Europe. We sought re-examination of the opinion by the CHMP. In April 2022 we announced our decision to withdraw our MAA for aducanumab in Europe.
If we do not receive regulatory approval or are unable to successfully commercialize aducanumab in other jurisdictions, our financial condition, business and operations may be adversely affected.
TECFIDERA
In 2020 U.S. federal courts in West Virginia and Delaware entered judgments in favor of the defendants in patent infringement proceedings relating to TECFIDERA Orange-Book listed patents. We appealed both decisions. In late 2021 the U.S. Court of Appeals for the Federal Circuit (Federal Circuit) affirmed the judgment of the West Virginia federal court. The appeals in the actions in Delaware are stayed.
Multiple TECFIDERA generic entrants are now in the U.S. market and have deeply discounted prices compared to TECFIDERA. The generic competition for TECFIDERA has significantly reduced our TECFIDERA revenue and is expected to continue to have a substantial and increasing negative impact on our U.S. TECFIDERA revenue in the future.
In May 2021 the European General Court annulled the EMA's decision not to validate applications for approval of TECFIDERA generics on the basis that the EMA conducted the wrong assessment when determining TECFIDERA's entitlement to regulatory data and marketing protection. Our Company, the EMA and the European Commission (EC) have each appealed the General Court’s decision as wrongly decided and the appeal is pending.
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

Business Update Regarding COVID-19 and Other Disruptions
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
Conflict in Ukraine
The ongoing geopolitical tensions related to Russia's invasion of Ukraine have resulted in global business disruptions and economic volatility, including sanctions and other restrictions levied on the government and businesses in Russia. Although we do not have affiliates or employees, in either Russia or Ukraine, we do provide various therapies to patients in Russia through a distributor and are currently involved in clinical trials with sites in Ukraine and Russia. The timing and costs of these trials may be impacted as a result of the conflict. For example, the development of orelabrutinib, an oral small molecule Bruton’s tyrosine kinase inhibitor for the potential treatment of MS, that we are developing with
InnoCare has been delayed and will require the establishment of new clinical sites in other geographies.
The impact of the conflict on our operations and financial performance remains uncertain and will depend on future developments, including the severity and duration of the conflict, its impact on regional and global economic conditions and whether the conflict spreads or has effects on countries outside Ukraine and Russia. Revenue generated from sales in these regions represented less than 2.0% of total product revenue for the three months ended March 31, 2022 and the year ended December 31, 2021.
We will continue to monitor the ongoing conflict between Russia and Ukraine and assess any potential impacts on our business, supply chain, partners or customers, as well as any factors that could have an adverse effect on our results of operations.
Factors such as the COVID-19 pandemic, adverse weather events, geopolitical events, labor or raw material shortages and other supply chain disruptions could result in product shortages or other difficulties and delays or increased costs in manufacturing our products.
For additional information on the various risks posed by the COVID-19 pandemic and Russia's invasion of Ukraine, please read Item 1A. Risk Factors included in this report.
Financial Highlights
Diluted earnings per share attributable to Biogen Inc. was $2.06 for the three months ended March 31, 2022, representing a decrease of 23.4% compared to $2.69 in the same period in 2021.
As described below under Results of Operations, our net income and diluted earnings per share attributable to Biogen Inc. for the three months ended March 31, 2022, compared to the three months ended March 31, 2021, reflects the following:
Revenue
•Total revenue was $2,531.8 million for the first quarter of 2022, representing a $162.2 million, or 6.0%, decrease compared to $2,694.0 million in the same period in 2021.
•Product revenue, net totaled $2,066.3 million for the first quarter of 2022, representing a $145.4 million, or 6.6%, decrease compared to $2,211.7 million in the same period in 2021. This decrease was primarily due to an $88.8 million, or 6.0%, decrease in MS product revenue and a $48.0 million, or 9.2%, decrease in SPINRAZA product revenue.
◦The decrease in MS product revenue was primarily due to a decrease in rest of world Interferon demand due to increasing competition from our other MS products as well as other treatments for MS, including biosimilars. The decrease was also due to a decrease in U.S. TECFIDERA demand as a result of multiple TECFIDERA generic entrants in the U.S. market.
◦The decrease in SPINRAZA revenue was primarily due to a decrease in demand as a result of increased competition in certain established markets, particularly Germany, and the timing of shipments, as well as the unfavorable impact of foreign currency exchange.
•Revenue from anti-CD20 therapeutic programs totaled $399.4 million for the first quarter of 2022, representing a $10.4 million, or 2.7%, increase compared to $389.0 million in the same period in 2021. This increase was primarily due to a $43.0 million, or 20.5%, increase in royalty revenue on sales of OCREVUS, partially offset by a $31.0 million, or 19.5%, decrease in RITUXAN revenue. Sales of RITUXAN have been adversely affected by the onset of biosimilars competition.
•Other revenue totaled $66.1 million for the first quarter of 2022, representing a $27.2 million, or 29.2% decrease from $93.3 million in the same period in 2021.
Expense
•Total cost and expense was $1,921.1 million for the first quarter of 2022, representing a $201.0 million, or 11.7%, increase compared to $1,720.1 million in the same period in 2021.
◦This increase was primarily due to a $275.8 million, or 57.7%, increase in cost of sales, driven by approximately $275.0 million of gross charges associated with inventory and purchase commitments in excess of forecasted demand related to ADUHELM, as well as approximately $45.0 million of gross idle capacity charges.
•The increase in cost and expense for the first quarter of 2022 also reflects an increase in selling, general and administrative expense due to ADUHELM commercialization expense of approximately $80.0 million and restructuring charges of approximately $38.1 million related to our 2022 cost saving initiatives.
As described below under Financial Condition, Liquidity and Capital Resources:
•We generated $161.8 million of net cash flow from operations for the three months ended March 31, 2022.
•Cash, cash equivalents and marketable securities totaled approximately $4,753.3 million as of March 31, 2022.
•There were no share repurchases of our common stock during the first quarter of 2022 under a program authorized by our Board of Directors in October 2020 to repurchase up to $5.0 billion of our common stock (2020 Share Repurchase Program). Approximately $2.8 billion remained available under our 2020 Share Repurchase Program as of March 31, 2022.
Collaborative and Other Relationships
For additional information on our collaborative and other relationships discussed below, please read Note 16, Collaborative and Other Relationships, and Note 17, Investments in Variable Interest Entities, to our condensed consolidated financial statements included in this report.
Samsung Bioepis - Biogen's Joint Venture with Samsung BioLogics
In January 2022 we entered into an agreement to sell to Samsung BioLogics our equity in Samsung Bioepis, which was completed on April 20, 2022. Under the terms of the transaction, we received approximately $1.0 billion in cash at closing and will receive approximately $1.3 billion to be deferred over two payments of $812.5 million due at the first anniversary and $437.5 million due at the second anniversary of the closing of the transaction. We are also eligible to receive up to an additional $50.0 million upon the achievement of certain commercial milestones.
For additional information on the transaction and our collaboration arrangements with Samsung Bioepis, please read Note 16, Collaborative and Other Relationships, to our condensed consolidated financial statements included in this report.
Eisai Collaboration Agreements
ADUHELM Collaboration Agreement
In March 2022 we amended our ADUHELM Collaboration Agreement with Eisai. Effective March 2022 we have sole decision making and commercialization rights worldwide on ADUHELM and beginning January 1, 2023, Eisai will receive a tiered royalty based on net sales of ADUHELM, rather than sharing global profits and losses. Eisai's share of development, commercialization and manufacturing expense is limited to $335.0 million for the period from January 1, 2022 to December 31, 2022. Once the tiered royalty model commences on January 1, 2023, Eisai will not participate in ADUHELM’s economics beyond these royalties.
Lecanemab Collaboration
In March 2022 we extended our supply agreement related to lecanemab from 5 years to 10 years, and we will manufacture the lecanemab drug substance in our Solothurn manufacturing facility.
For additional information on our collaboration arrangements with Eisai, please read Note 16, Collaborative and Other Relationships, to our condensed consolidated financial statements included in this report.
Other Key Developments
2022 Cost Saving Initiatives
In December 2021 and May 2022 we announced our plans to implement a series of cost-reduction measures during 2022. These savings are expected to be achieved through a number of initiatives, including reductions to our workforce, primarily within our global Alzheimer's infrastructure, the consolidation of certain real estate locations and operating efficiency gains across our selling, general and administrative and research and development functions.
Under these initiatives, we expect to incur restructuring charges ranging from approximately $100.0 million to $150.0 million. These amounts are primarily related to severance and are expected to be substantially incurred and paid by the end of 2022.
For additional information on our 2022 cost saving initiatives, please read Note 2, Restructuring, Business Transformation and Other Cost Saving Initiatives, to our condensed consolidated financial statements included in this report.

RESULTS OF OPERATIONS
Revenue
Revenue is summarized as follows:

	For the Three Months Ended March 31,
(In millions, except percentages)	2022		2021		$ Change	% Change
Product revenue, net:
United States	$875.2	34.6%	$899.8	33.4%	$(24.6)	(2.7)%
Rest of world	1,191.1	47.0	1,311.9	48.7	(120.8)	(9.2)
Total product revenue, net	2,066.3	81.6	2,211.7	82.1	(145.4)	(6.6)
Revenue from anti-CD20 therapeutic programs	399.4	15.8	389.0	14.4	10.4	2.7
Other revenue	66.1	2.6	93.3	3.5	(27.2)	(29.2)
Total revenue	$2,531.8	100.0%	$2,694.0	100.0%	$(162.2)	(6.0)%

Product Revenue
Product revenue is summarized as follows:

	For the Three Months Ended March 31,
(In millions, except percentages)	2022		2021		$ Change	% Change
Multiple Sclerosis (MS):
Fumarate(1)	$537.9	26.0%	$552.9	25.0%	$(15.0)	(2.7)%
Interferon(2)	309.6	15.0	400.5	18.1	(90.9)	(22.7)
TYSABRI	520.8	25.2	503.3	22.8	17.5	3.5
FAMPYRA	26.2	1.3	26.6	1.2	(0.4)	(1.5)
Subtotal: MS	1,394.5	67.5	1,483.3	67.1	(88.8)	(6.0)

Spinal Muscular Atrophy:
SPINRAZA	472.5	22.9	520.5	23.5	(48.0)	(9.2)

Alzheimer's disease:
ADUHELM(3)	2.8	0.1	—	—	2.8	nm

Biosimilars:
BENEPALI	114.7	5.5	121.7	5.5	(7.0)	(5.8)
IMRALDI	57.1	2.8	57.9	2.6	(0.8)	(1.4)
FLIXABI	22.5	1.1	25.5	1.2	(3.0)	(11.8)
Subtotal: Biosimilars	194.3	9.4	205.1	9.3	(10.8)	(5.3)

Other:
FUMADERM	2.2	0.1	2.8	0.1	(0.6)	(21.4)
Total product revenue, net	$2,066.3	100.0%	$2,211.7	100.0%	$(145.4)	(6.6)%

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
nm Not meaningful

Multiple Sclerosis (MS)
Fumarate
Fumarate revenue includes sales from TECFIDERA and VUMERITY. During the fourth quarter of 2021 VUMERITY was approved for the treatment of relapsing-remitting MS (RRMS) in the E.U., Switzerland and the U.K.
For the three months ended March 31, 2022, compared to the same period in 2021, the 2.7% increase in U.S. Fumarate revenue was primarily due to a favorable adjustment of prior year estimates on Medicaid-related sales of VUMERITY. The increase was also due to an increase in VUMERITY sales volumes in the U.S., partially offset by a decrease in TECFIDERA demand as a result of multiple TECFIDERA generic entrants in the U.S. market.
For the three months ended March 31, 2022, compared to the same period in 2021, the 6.7% decrease in rest of world Fumarate revenue was primarily due to TECFIDERA pricing reductions in certain European countries.
In 2020 U.S. federal courts in West Virginia and Delaware entered judgments in favor of the defendants in patent infringement proceedings relating to TECFIDERA Orange-Book listed patents. We appealed both decisions. In late 2021 the Federal Circuit affirmed the judgment of the West Virginia federal court. The appeals in the actions in Delaware are stayed.
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
We expect an increase in VUMERITY sales volumes in 2022, compared to 2021, mostly due to demand growth, including the continued launch of VUMERITY in the E.U.

Interferon
For the three months ended March 31, 2022, compared to the same period in 2021, the 24.6% decrease in U.S. Interferon revenue was primarily due to a decrease in Interferon sales volumes of 14.6% and a decrease in pricing of 10.0%. The net decline in sales volumes reflects the continued decline of the Interferon market as patients transition to other higher efficacy and oral MS therapies.
For the three months ended March 31, 2022, compared to the same period in 2021, the 19.8% decrease in rest of world Interferon revenue was primarily due to a decrease in Interferon sales volumes resulting from the continued decline of the Interferon market.
We expect that Interferon revenue will continue to decline in both the U.S. and rest of world markets in 2022, compared to 2021, as a result of increasing competition from other MS products, including biosimilars, and further pricing reductions in certain European markets.
TYSABRI
For the three months ended March 31, 2022, compared to the same period in 2021, the 4.1% increase in U.S. TYSABRI revenue was primarily due to price increases, partially offset by a decrease in sales volumes.
For the three months ended March 31, 2022, compared to the same period in 2021, the 2.7% increase in rest of world TYSABRI revenue was primarily due to favorable volume impacts, partially offset by a decrease in pricing.
We anticipate TYSABRI revenue to be relatively flat on a global basis in 2022, compared to 2021, despite increasing competition from additional treatments for MS. We expect to continue to face price reductions in certain European markets.

Spinal Muscular Atrophy
SPINRAZA
For the three months ended March 31, 2022, compared to the same period in 2021, the 9.8% increase in U.S. SPINRAZA revenue was primarily due to an increase in sales volumes resulting from favorable channel dynamics.
For the three months ended March 31, 2022, compared to the same period in 2021, the 16.8% decrease in rest of world SPINRAZA revenue was primarily due to a decrease in sales volumes of 10.0% resulting from increased competition in certain established markets, particularly Germany, and the timing of shipments, as well as the unfavorable impact of foreign currency exchange. The decrease was partially offset by sales volume growth in certain Asian markets.
We face competition from a gene therapy product and an oral product. In 2022 we expect that SPINRAZA revenue will be subject to increased competition likely resulting in continued patient discontinuations and a lower rate of new patient starts combined with the impact of loading dose dynamics as patients transition to dosing once every four months and lower prices in certain rest of world countries.
For additional information on our collaboration arrangements with Ionis Pharmaceuticals, Inc. (Ionis), please read Note 18, Collaborative and Other Relationships, to our consolidated financial statements included in our 2021 Form 10-K.
Alzheimer's Disease
ADUHELM
In June 2021 the FDA granted accelerated approval of ADUHELM, which became commercially available in the U.S. during the second quarter of 2021.
In April 2022 the CMS released the final NCD for the class of anti-amyloid treatments in Alzheimer’s disease, including ADUHELM. The final NCD confirmed coverage with evidence development, in which patients with Medicare can only access treatment if they are part of an approved clinical trial. We expect that this decision will reduce future demand for ADUHELM to a minimal level.
Additionally, as a result of the final NCD we will substantially eliminate our commercial infrastructure supporting ADUHELM, retaining minimal resources to manage patient access programs, including a continued free drug program for patients currently on treatment in the U.S.
For additional information on our collaboration arrangements with Eisai, please read Note 16, Collaborative and Other Relationships, to our condensed consolidated financial statements included in this report.

Biosimilars
BENEPALI, IMRALDI and FLIXABI
For the three months ended March 31, 2022, compared to the same period in 2021, the 5.3% decrease in biosimilar revenue was primarily due to a decrease in pricing in certain markets and unfavorable foreign currency impact, partially offset by an increase in sales volumes.
During the third quarter of 2021 BYOOVIZ, a biosimilar referencing LUCENTIS, was approved in the U.S., the E.U. and the U.K.
We anticipate a slight decline in revenue from our biosimilars business in 2022, compared to 2021, despite the launch of BYOOVIZ in the U.S. and an anticipated modest increase in sales volumes in 2022, as we continue to face price reductions in certain markets.
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
Biogen’s Share of Pre-tax Profits in the U.S. for RITUXAN and GAZYVA
The following table provides a summary of amounts comprising our share of pre-tax profits in the U.S. for RITUXAN and GAZYVA:

	For the Three Months Ended March 31,
(In millions)	2022	2021
Product revenue, net	$455.0	$551.4
Cost and expense	59.8	74.2
Pre-tax profits in the U.S.	395.2	477.2
Biogen's share of pre-tax profits	$143.2	$174.1
For the three months ended March 31, 2022, compared to the same period in 2021, the decrease in U.S. product revenue, net was primarily due to a decrease in sales volumes of RITUXAN in the U.S. of 30.4%, primarily due to the onset of competition from multiple biosimilar products and a decrease in GAZYVA sales volumes of 3.6%.
For the three months ended March 31, 2022, compared to the same period in 2021, the decrease in collaboration costs and expense was primarily due to lower cost of sales, selling and marketing expense and distribution costs related to RITUXAN.
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
For the three months ended March 31, 2022, compared to the same period in 2021, the increase in other revenue from anti-CD20 therapeutic programs was primarily due to sales growth of OCREVUS. Royalty revenue recognized on sales of OCREVUS for the three months ended March 31, 2022, totaled $252.3 million compared to $209.3 million in the prior year comparative period.
OCREVUS royalty revenue is based on our estimates from third party and market research data of OCREVUS sales occurring during the corresponding period. Differences between actual and estimated royalty revenue will be adjusted for in the period in which they become known, which is generally expected to be the following quarter.
For additional information on our collaboration arrangements with Genentech, including information regarding the pre-tax profit-sharing formula and its impact on future revenue from anti-CD20 therapeutic programs, please read Note 18, Collaborative and Other Relationships, to our consolidated financial statements included in our 2021 Form 10-K.
Other Revenue
Other revenue is summarized as follows:

	For the Three Months Ended March 31,
(In millions, except percentages)	2022		2021		% Change	$ Change
Revenue from collaborative and other relationships	$8.0	12.1%	$3.9	4.2%	105.1%	$4.1
Other royalty and corporate revenue	58.1	87.9	89.4	95.8	(35.0)	(31.3)
Total other revenue	$66.1	100.0%	$93.3	100.0%	(29.2)%	$(27.2)
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
For the three months ended March 31, 2022, compared to the same period in 2021, the decrease in other royalty and corporate revenue was primarily due to lower contract manufacturing revenue related to timing of batch releases.
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
Reserves for discounts, contractual adjustments and returns that reduced gross product revenue are summarized as follows:

For the Three Months Ended
March 31, 2022 and 2021
(In millions)
$786.0
$1.5
$619.3
$165.2
$934.3
$4.8
$743.5
$186.0
Q1 '22
Q1 '21
Discounts
Contractual adjustments
Returns

For the three months ended March 31, 2022, reserves for discounts and allowances as a percentage of gross product revenue was 27.0% compared to 29.0% in the prior year comparative period.
Discounts
Discounts include trade term discounts and wholesaler incentives.
For the three months ended March 31, 2022, compared to the same period in 2021, the decrease in discounts was primarily driven by a decrease in gross sales.
Contractual Adjustments
Contractual adjustments primarily relate to Medicaid and managed care rebates in the U.S., pharmacy rebates, co-payment (copay) assistance, Veterans Administration, 340B discounts, specialty pharmacy program fees and other government rebates or applicable allowances.
For the three months ended March 31, 2022, compared to the same period in 2021, the decrease in contractual adjustments was primarily driven by lower TECFIDERA sales in the U.S., resulting in lower pharmacy rebates, co-pay assistance and managed care rebates, as well as lower Medicaid rebates in the

U.S. driven by a favorable change in estimates for VUMERITY.
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
For the three months ended March 31, 2022, compared to the same period in 2021, return reserves were relatively consistent.
For additional information on our revenue reserves, please read Note 3, Revenue, to our condensed consolidated financial statements included in this report.
Cost and Expense
A summary of total cost and expense is as follows:

	For the Three Months Ended March 31,
(In millions, except percentages)	2022	2021	% Change	$ Change
Cost of sales, excluding amortization and impairment of acquired intangible assets	$753.9	$478.1	57.7%	$275.8
Research and development	551.7	514.2	7.3	37.5
Selling, general and administrative	634.9	595.0	6.7	39.9
Amortization and impairment of acquired intangible assets	66.9	98.1	(31.8)	(31.2)
Collaboration profit (loss) sharing	(117.3)	68.5	(271.2)	(185.8)
(Gain) loss on fair value remeasurement of contingent consideration	(7.1)	(33.8)	(79.0)	26.7
Restructuring charges	38.1	—	nm	38.1
Total cost and expense	$1,921.1	$1,720.1	11.7%	$201.0

nm Not meaningful
Cost of Sales, Excluding Amortization and Impairment of Acquired Intangible Assets
Product Cost of Sales
For the three months ended March 31, 2022, compared to the same period in 2021, the increase in product cost of sales was primarily due to the write-off of ADUHELM inventory and idle capacity charges.
During the first quarter of 2022 we recorded approximately $275.0 million of gross charges associated with inventory and purchase commitments in excess of forecasted demand related to ADUHELM, as well as approximately $45.0 million of gross idle capacity charges, which were recognized in cost of sales within our condensed consolidated statements of income. We have recognized approximately $160.0 million related to Eisai's 45.0% share of these charges in collaboration profit (loss) sharing within our condensed consolidated statements of income.
For the three months ended March 31, 2022, compared to the same period in 2021, royalty cost of sales remained flat.

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
For the three months ended March 31, 2022, compared to the same period in 2021, the increase in research and development expense was primarily due to milestone payments, an increase in spending related to lecanemab, the advancement of BIIB059 (anti-BDCA2) for the potential treatment of systemic lupus erytheatosus (SLE), the development of mosunetuzumab, a late-stage bispecific antibody in development for B-cell non-Hodgkin's lymphoma and other therapeutic areas, the development of BIIB124 (SAGE-324) for the potential treatment of essential tremor, which we are developing in collaboration with Sage Therapeutics, Inc. (Sage), the development of BIIB122 (DNL151) for the potential treatment of Parkinson's disease, which we are developing in collaboration with Denali Therapeutics Inc. (Denali), and the development of BIIB135 (orelabrutinib) for the potential treatment of MS.
In 2021 we recorded upfront payments related to our new collaborations as part of research and development expense. Excluding upfront payments, we expect our core research and development expense in 2022 to be consistent with 2021 as we continue to invest in our pipeline. We intend to continue committing significant resources to targeted research and development opportunities where there is a significant unmet need and where a drug candidate has the potential to be highly differentiated.
Early Stage Programs
For the three months ended March 31, 2022, compared to the same period in 2021, the decrease in spending related to our early stage programs was primarily due to a decrease in costs associated with:
•the discontinuation of BIIB054 (cinpanemab) in Parkinson's disease;
•the discontinuation of gosuranemab (BIIB092) in Alzheimer's disease;
•the discontinuation of BIIB112 (cotoretigene toliparvovec) in X-linked retinitis pigmentosa; and
•the advancement of BIIB059 for the potential treatment of SLE into late stage.
These decreases were partially offset by an increase in costs associated with:
•an increase in spending in the development of BIIB124 for the potential treatment of essential tremor;
•an increase in spending in the development of BIIB122 for the potential treatment of Parkinson's disease; and
•an increase in spending in the development of BIIB135 for the potential treatment of MS.
Late Stage Programs
For the three months ended March 31, 2022, compared to the same period in 2021, the decrease in spending associated with our late stage programs was primarily due to:
•the advancement of ADUHELM from late stage to marketed upon the accelerated approval of ADUHELM in the U.S.; and
•the discontinuation of BIIB111 (timrepigene emparvovec) in choroideremia.
These decreases were partially offset by an increase in costs associated with:
•the advancement of BIIB059 for the potential treatment of SLE into late stage;
•an increase in spending related to lecanemab; and
•an increase in spending related to mosunetuzumab, a late-stage bispecific antibody in development for B-cell non-Hodgkin's lymphoma and other therapeutic areas.

Marketed Programs
For the three months ended March 31, 2022, compared to the same period in 2021, the increase in spending associated with our marketed programs was primarily due to an increase in costs associated with:
•the advancement of ADUHELM from late stage to marketed upon the accelerated approval of ADUHELM in the U.S.
In March 2019 Eisai initiated a global Phase 3 trial for the development of lecanemab in early Alzheimer's disease. Under our collaboration arrangement, Eisai serves as the lead of lecanemab development and regulatory submissions globally with both companies co-commercializing and co-promoting the product, and Eisai having final decision-making authority. All costs, including research, development, sales and marketing expense, are shared equally between us and Eisai.
For additional information on our collaboration arrangements with Eisai, please read Note 16, Collaborative and Other Relationships, to our condensed consolidated financial statements included in this report.
Selling, General and Administrative
For the three months ended March 31, 2022, compared to the same period in 2021, the 6.7% increase in selling, general and administrative expense was primarily due to gross ADUHELM commercialization expense of approximately $80.0 million, partially offset by cost-reduction measures realized during the first quarter of 2022.
As a result of the final NCD we will substantially eliminate our commercial infrastructure supporting ADUHELM, retaining minimal resources to manage patient access programs, including a continued free drug program for patients currently on treatment in the U.S.
Beginning in the second quarter of 2021 reimbursement from Eisai for its share of U.S. ADUHELM selling, general and administrative expense is recognized in collaboration profit (loss) sharing in our condensed consolidated statements of income.
Amortization and Impairment of Acquired Intangible Assets
Our amortization expense is based on the economic consumption and impairment of intangible assets. Our most significant amortizable intangible assets are related to our TYSABRI, AVONEX, SPINRAZA, VUMERITY and TECFIDERA (rest of world) products and other programs acquired through business combinations.
For the three months ended March 31, 2022, compared to the same period in March 31, 2021, the decrease in amortization and impairment of acquired intangible assets was primarily related to a $44.3 million impairment charge recorded during the first quarter of 2021 related to vixotrigine (BIIB074) for the potential treatment of trigeminal neuralgia (TGN). For the three months ended March 31, 2022, we had no impairment charges.
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
Vixotrigine
In the periods since we acquired vixotrigine, there have been numerous delays in the initiation of Phase 3 studies for the potential treatment of TGN and for the potential treatment of diabetic painful neuropathy (DPN), another form of neuropathic pain. We have engaged with the FDA regarding the design of the Phase 3 studies of vixotrigine for the potential treatment of TGN and DPN and are now performing an additional clinical trial of vixotrigine, which is expected to be completed by the end of 2022.
The performance of this additional clinical trial delayed the initiation of the Phase 3 studies of vixotrigine for the potential treatment of TGN, and, as a result, we recognized an impairment charge of $44.3 million related to vixotrigine for the potential treatment of TGN during the first quarter of 2021.
As of March 31, 2022, the carrying value associated with the remaining IPR&D asset for DPN was $129.1 million and the fair value of this asset was not significantly in excess of its carrying value. Upon the completion of the additional clinical trial we will reevaluate the carrying value of the program.
For additional information on the amortization and impairment of our acquired intangible assets, please read Note 5, Intangible Assets and Goodwill, to our condensed consolidated financial statements included in this report.
Collaboration Profit (Loss) Sharing
Collaboration profit (loss) sharing primarily includes Samsung Bioepis' 50.0% share of the profit or loss related to our biosimilars commercial agreement with Samsung Bioepis and, beginning in the second quarter of 2021, Eisai's 45.0% share of income and expense in the U.S. related to the ADUHELM Collaboration Agreement.
For the three months ended March 31, 2022, we recognized net profit-sharing expense of $64.4 million to reflect Samsung Bioepis' 50.0% sharing of the net collaboration profits compared to a net profit-sharing expense of $68.5 million in the prior year comparative period.
For the three months ended March 31, 2022, we recognized a net reduction to our operating expense of $181.7 million to reflect Eisai's 45.0% share of net collaboration losses in the U.S.
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
For the three months ended March 31, 2022, changes in the fair value of our contingent consideration obligations were primarily due to an increase in discount rates used to revalue these obligations and delays in the expected timing of the achievement of certain remaining developmental milestones related to our vixotrigine programs.
Restructuring Charges
2022 Cost Saving Initiatives
In December 2021 and May 2022 we announced our plans to implement a series of cost-reduction measures during 2022. These savings are expected to be achieved through a number of initiatives, including reductions to our workforce, primarily within our global Alzheimer's infrastructure, the consolidation of certain real estate locations and operating efficiency gains across our selling, general and administrative and research and development functions.
Under these initiatives, we expect to incur restructuring charges ranging from approximately $100.0 million to $150.0 million. These amounts are primarily related to severance and are expected to be substantially incurred and paid by the end of 2022.
For the three months ended March 31, 2022, we recognized $27.7 million of employee related costs, primarily related to severance. These costs were recorded in restructuring charges in our condensed consolidated statements of income. Our restructuring reserve is included in accrued expense and other in our condensed consolidated balance sheets.
Following an evaluation of our current capacity needs, in March 2022 we ceased using a patient services office space in Durham, North Carolina. We are marketing the space for sublease. Our decision to cease using the facility resulted in the immediate expense of certain leasehold improvements and other assets at this facility, which we do not believe can be adequately recovered in a sublease. As a result, for the three months ended March 31, 2022, we recognized approximately $10.4 million of accelerated depreciation expense, which was recorded in restructuring charges in our condensed consolidated statements of income.
The following table summarizes the charges and spending related to our 2022 cost saving initiatives for the three months ended March 31, 2022:

(In millions)	Workforce Reduction	Total
Restructuring reserve as of December 31, 2021	$—	$—
Expense	27.7	27.7
Payment	(6.2)	(6.2)
Restructuring reserve as of March 31, 2022	$21.5	$21.5
Other Income (Expense), Net
For the three months ended March 31, 2022, compared to the same period in 2021, the change in other income (expense), net primarily reflects net unrealized losses on our holdings in equity securities.
For the three months ended March 31, 2022, net unrealized losses and realized gains on our holdings in equity securities were approximately $190.9 million and $0.2 million, respectively, compared to net unrealized losses and realized gains of approximately $442.3 million and $6.2 million, respectively, in the prior year comparative period. The net unrealized losses recognized during the three months ended March 31, 2022, primarily reflect decreases in the aggregate fair value of our investments in Denali, Sage and Sangamo Therapeutics, Inc. (Sangamo) common stock of approximately $205.5 million.
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
During the second quarter of 2021 we recorded a net deferred tax asset in Switzerland of approximately $490.0 million on Neurimmune SubOne AG's (Neurimmune) tax basis in ADUHELM, the realization of which is dependent on future sales of ADUHELM. During the fourth quarter of 2021, due to reduced future expected revenue associated with ADUHELM, we recorded a valuation allowance of approximately $390.0 million.
During the first quarter of 2022, upon issuance of the final NCD related to ADUHELM, we recorded an additional valuation allowance of approximately $85.0 million to reduce the net value of this deferred tax asset to zero. These adjustments to our deferred tax assets and their valuation allowances are each recorded with an equal and offsetting amount assigned to net income (loss) attributable to noncontrolling interests, net of tax in our condensed consolidated statements of income, resulting in a zero net impact to net income attributable to Biogen Inc.
For the three months ended March 31, 2022, compared to the same period in 2021, the increase in our effective tax rate was primarily due to a deferred tax expense related to a valuation allowance, as discussed above, and the non-cash tax effects of changes in the value of our equity investments. The tax effects of this change in value of our equity investments were recorded discretely, since changes in value of equity investments cannot be forecasted.
For additional information on our collaboration arrangement with Neurimmune, please read Note 17, Investments in Variable Interest Entities, to these condensed consolidated financial statements.
For additional information on our income taxes please read Note 14, Income Taxes, to our condensed consolidated financial statements included in this report.
Equity in (Income) Loss of Investee, Net of Tax
In February 2012 we entered into a joint venture agreement with Samsung BioLogics establishing an entity, Samsung Bioepis, to develop, manufacture and market biosimilar products. As of March 31, 2022, our ownership percentage was approximately 49.9%.
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
For the three months ended March 31, 2022, we recognized net losses on our investment of $3.3 million, reflecting our share of Samsung Bioepis' operating profits, net of tax totaling $4.0 million offset by amortization of basis differences totaling $7.3 million.
For the three months ended March 31, 2021, we recognized net losses on our investment of $18.2 million, reflecting our share of Samsung Bioepis' operating losses, net of tax totaling $11.0 million and amortization of basis differences totaling $7.2 million.
For additional information on our collaboration arrangements with Samsung Bioepis, please read Note 16, Collaborative and Other Relationships, to our condensed consolidated financial statements included in this report.
Noncontrolling Interests, Net of Tax

For the Three Months Ended
March 31, 2022 and 2021
(In millions)
$(85.3)
$(5.6)
Q1 '22
Q1 '21

Our condensed consolidated financial statements include the financial results of our variable interest entity, Neurimmune, as we determined that we are the primary beneficiary.
For the three months ended March 31, 2022, compared to the same period in 2021, the change in net income (loss) attributable to noncontrolling interests, net of tax, was primarily due to a valuation allowance related to a prior year deferred tax benefit associated with the accelerated approval of ADUHELM by the FDA in the U.S.
In the first quarter of 2022 we recorded a valuation allowance of approximately $85.0 million related to this deferred tax asset. There is an equal and offsetting amount assigned to net income (loss) attributable to noncontrolling interests, net of tax in our condensed consolidated statements of income, resulting in a zero net impact to net income attributable to Biogen Inc.
For additional information on our collaboration agreement with Neurimmune, please read Note 17, Investments in Variable Interest Entities, to our condensed consolidated financial statements included in this report.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Our financial condition is summarized as follows:

(In millions, except percentages)	As of March 31, 2022	As of December 31, 2021	Change %
Financial assets:
Cash and cash equivalents	$1,749.3	$2,261.4	(22.6)%
Marketable securities — current	2,002.4	1,541.1	29.9
Marketable securities — non-current	1,001.6	892.0	12.3
Total cash, cash equivalents and marketable securities	$4,753.3	$4,694.5	1.3%
Borrowings:
Current portion of notes payable	$999.5	$999.1	—%
Notes payable	6,275.7	6,274.0	—
Total borrowings	$7,275.2	$7,273.1	—%
Working capital:
Current assets	$7,915.9	$7,856.5	0.8%
Current liabilities	(3,946.6)	(4,298.2)	(8.2)
Total working capital	$3,969.3	$3,558.3	11.6%
For the three months ended March 31, 2022, certain significant cash flows were as follows:
•$161.8 million in net cash flow provided by operating activities; and
•$57.9 million used for purchases of property, plant and equipment.
Overview
We have historically financed and expect to continue to fund our operating and capital expenditures primarily through cash flow earned through our operations as well as our existing cash resources. We believe generic competition for TECFIDERA in the U.S. will continue to reduce our cash flow from operations in 2022 and will have a significant adverse impact on our future cash flow from operations. Additionally, in 2022 we will repay or refinance $1.0 billion related to our 3.625% Senior Notes due September 15, 2022.
In March 2021 we announced our plans to build a new gene therapy manufacturing facility in RTP, North Carolina to support our gene therapy pipeline across multiple therapeutic areas. The new facility is expected to be operational by the end of 2023, with an estimated total investment of approximately $200.0 million. Construction for this new facility began during the fourth quarter of 2021.
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
As of March 31, 2022, we had cash, cash equivalents and marketable securities totaling approximately $4.8 billion compared to approximately $4.7 billion as of December 31, 2021. The change in cash, cash equivalents and marketable securities at March 31, 2022, from December 31, 2021, was primarily due to net cash flow provided by operating activities, partially offset by cash used for capital expenditures.
Investments and other assets in our condensed consolidated balance sheets as of March 31, 2022 and December 31, 2021, include the carrying value of our investment in Samsung Bioepis of $586.4 million and $599.9 million, respectively. In January 2022 we entered into an agreement to sell to Samsung BioLogics our equity in Samsung Bioepis, which was completed on April 20, 2022. Under the terms of the transaction, we received approximately $1.0 billion in cash at closing and will receive approximately $1.3 billion to be deferred over two payments of $812.5 million due at the first anniversary and $437.5 million due at the second anniversary of the closing of the transaction. We are also eligible to receive up to an additional $50.0 million upon the achievement of certain commercial milestones.
The following table summarizes the fair value of our significant common stock investments in the following:

(In millions)	March 31, 2022	December 31, 2021
Sangamo	$138.6	$173.7
Denali	428.2	550.7
Sage	184.0	231.9
Ionis	106.5	87.5
	$857.3	$1,043.8
For additional information on our collaboration arrangements with Samsung Bioepis, Sangamo, Denali and Sage, please read Note 16, Collaborative and Other Relationships, to our condensed consolidated financial statements included in this report.
For additional information on our collaboration arrangements with Ionis, please read Note 18, Collaborative and Other Relationships, to our consolidated financial statements included in our 2021 Form 10-K.
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
For a summary of the fair and carrying values of our outstanding borrowings as of March 31, 2022 and December 31, 2021, please read Note 6, Fair Value Measurements, to our condensed consolidated financial statements included in this report.
Credit Facility
In January 2020 we entered into a $1.0 billion, five-year senior unsecured revolving credit facility under which we are permitted to draw funds for working capital and general corporate purposes. The terms of the revolving credit facility include a financial covenant that requires us not to exceed a maximum consolidated leverage ratio. As of March 31, 2022 and December 31, 2021, we had no outstanding borrowings and were in compliance with all covenants under this facility.
Working Capital
Working capital is defined as current assets less current liabilities. Working capital was $4.0 billion and $3.6 billion as of March 31, 2022 and December 31, 2021, respectively. The change in working capital reflects an increase in total current assets of approximately $59.4 million and a decrease in total current liabilities of approximately $351.6 million.
The increase in total current assets was primarily driven by an increase in our product accounts receivable and other receivable balances, partially offset by the write-off of inventory related to ADUHELM.
The decrease in current liabilities was primarily due to a reduction in accounts payable and accrued expense and other, which was primarily related to a decrease in the accrual for employee compensation, as well as approximately $66.0 million of upfront and milestone payments made in 2022, which were accrued as of December 31, 2021, partially offset by an increase in income taxes payable.
Share Repurchase Programs
In October 2020 our Board of Directors authorized a program to repurchase up to $5.0 billion of our common stock (2020 Share Repurchase Program). Our 2020 Share Repurchase Program does not have an expiration date. All share repurchases under our 2020 Share Repurchase Program will be retired. Under our 2020 Share Repurchase Program, we repurchased and retired approximately 2.2 million shares of our common stock at a cost of approximately $600.0 million during the three months ended March 31, 2021. There were no share repurchases of our common stock during the three months ended March 31, 2022. Approximately $2.8 billion remained available under our 2020 Share Repurchase Program as of March 31, 2022.
Cash Flow
The following table summarizes our cash flow activity:

	For the Three Months Ended March 31,
(In millions, except percentages)	2022	2021	% Change
Net cash flow provided by (used in) operating activities	$161.8	$769.0	(79.0)%
Net cash flow provided by (used in) investing activities	(648.0)	(64.7)	901.5
Net cash flow provided by (used in) financing activities	(16.5)	(785.0)	(97.9)
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
For the three months ended March 31, 2022, compared to the same period in 2021, the decrease in net cash flow provided by operating activities was primarily due to lower net income as well as timing of payments, which includes approximately $69.0 million of upfront and milestone payments made in 2022.
Investing Activities
For the three months ended March 31, 2022, compared to the same period in 2021, the increase in net cash flow used in investing activities was primarily due to an increase in net purchases of marketable securities in the current period.
Financing Activities
For the three months ended March 31, 2022, compared to the same period in 2021, the decrease in net cash flow used in financing activities was primarily due to no share repurchase activity in 2022 compared to approximately $600.0 million of shares repurchased in the prior year comparative period. Additionally, we executed our Exchange Offer in the first quarter of 2021, which resulted in net cash outflows of $169.3 million.
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
There have been no material changes in our contractual obligations since December 31, 2021.
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
In October 2019 we entered into a new supply agreement and amended our license and collaboration agreement with Alkermes. We have elected to initiate a technology transfer and, following a transition period, to manufacture VUMERITY or have VUMERITY manufactured by a third party we have engaged in exchange for paying an increased royalty rate to Alkermes on any portion of future worldwide net sales of VUMERITY that is manufactured by us or our designee. For additional information on our collaboration arrangement with Alkermes, please read Note 18, Collaborative and Other Relationships, to our consolidated financial statements included in our 2021 Form 10-K.
Contingent Consideration related to Business Combinations
In connection with our acquisition of Convergence Pharmaceuticals Holdings Ltd. we agreed to make additional payments based upon the achievement of certain milestone events.
We recognized the contingent consideration liabilities associated with this acquisition at their fair value on the acquisition date and revalue these obligations each reporting period. We may pay up to approximately $400.0 million in remaining milestones related to this acquisition.
Contingent Development, Regulatory and Commercial Milestone Payments
Based on our development plans as of March 31, 2022, we could trigger potential future milestone payments to third parties of up to approximately $9.2 billion, including approximately $1.9 billion in development milestones, approximately $900.0 million in regulatory milestones and approximately $6.4 billion in commercial milestones, as part of our various collaborations, including licensing and development programs. Payments under these agreements generally become due and payable upon achievement of certain development, regulatory or commercial milestones. Because the achievement of these milestones was not considered probable as of March 31, 2022, such contingencies have not been recorded in our financial statements. Amounts related to contingent milestone payments are not considered contractual obligations as they are contingent on the successful achievement of certain development, regulatory or commercial milestones.
If certain clinical and commercial milestones are met, we may pay up to $49.8 million in milestones in 2022 under our current agreements. Additionally, if aducanumab receives regulatory approval in the jurisdictions where we have submitted filings, we may pay additional milestones to Neurimmune, including $50.0 million if launched in Japan. Milestones payable to Neurimmune are shared expenses under the ADUHELM Collaboration Agreement.
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
Other Funding Commitments
As of March 31, 2022, we have several ongoing clinical studies in various clinical trial stages. Our most significant clinical trial expenditures are to contract research organizations (CROs). The contracts with CROs are generally cancellable, with notice, at our option. We recorded accrued expense of approximately $26.9 million in our condensed consolidated balance sheet for expenditures incurred by CROs as of March 31, 2022. We have approximately $881.4 million in cancellable future commitments based on existing CRO contracts as of March 31, 2022.
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
For additional information on the divestiture of our Hillerød, Denmark manufacturing operations, please read Note 3, Divestitures, to our consolidated financial statements included in our 2021 Form 10-K.
Tax Related Obligations
We exclude liabilities pertaining to uncertain tax positions from our summary of contractual obligations as we cannot make a reliable estimate of the period of cash settlement with the respective taxing authorities. As of March 31, 2022, we have approximately $105.6 million of liabilities associated with uncertain tax positions.
As of March 31, 2022 and December 31, 2021, we have accrued income tax liabilities of approximately $633.0 million under a one-time mandatory deemed repatriation tax on accumulated foreign subsidiaries' previously untaxed foreign earnings (the Transition Toll Tax). Of the amounts accrued as of March 31, 2022, approximately $72.7 million is expected to be paid within one year. The Transition Toll Tax will be paid in installments over an eight-year period, which started in 2018, and will not accrue interest.
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
For a discussion of our critical accounting estimates, please read Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2021 Form 10-K. There have been no material changes to our critical accounting estimates since our 2021 Form 10-K.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are subject to certain risks that may affect our results of operations, cash flow and fair values of assets and liabilities, including volatility in foreign currency exchange rates, interest rate movements and equity price exposure as well as changes in economic conditions in the markets in which we operate as a result of the COVID-19 pandemic and Russia's invasion of Ukraine. We manage the impact of foreign currency exchange rates and interest rates through various financial instruments, including derivative instruments such as foreign currency forward contracts, interest rate lock contracts and interest rate swap contracts. We do not enter into financial instruments for trading or speculative purposes. The counterparties to these contracts are major financial institutions, and there is no significant concentration of exposure with any one counterparty.
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
During the second quarter of 2018 the International Practices Task Force of the Center for Audit Quality categorized Argentina as a country with a projected three-year cumulative inflation rate greater than 100.0%, which indicated that Argentina's economy is highly inflationary. This categorization did not have a material impact on our results of operations or financial position as of March 31, 2022, and is not expected to have a material impact on our results of operations or financial position in the future.
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
The following quantitative information includes the impact of currency movements on forward contracts used in our revenue, operating expense and balance sheet hedging programs. As of March 31, 2022 and December 31, 2021, a hypothetical adverse 10.0% movement in foreign currency exchange rates compared to the U.S. dollar across all maturities would result in a hypothetical decrease in the fair value of forward contracts of approximately $298.5 million and $333.1 million, respectively. The estimated fair value change was determined by measuring the impact of the hypothetical exchange rate movement on outstanding forward contracts. Our use of this methodology to quantify the market risk of such instruments is subject to assumptions and actual impact could be significantly different. The quantitative information about market risk is limited because it does not take into account all foreign currency operating transactions.
Net Investment Hedge Program
Our net investment hedging program is designed to mitigate currency fluctuations between the U.S. dollar and the South Korean won as a result of our approximately 49.9% ownership interest in Samsung Bioepis. We entered into foreign currency forward contracts to hedge changes in the spot rate over the next seven months. As of March 31, 2022 and December 31, 2021, a hypothetical adverse 10.0% movement would result in a hypothetical decrease in fair value of approximately $58.0 million and $58.7 million, respectively. The estimated fair value was determined by measuring the impact of the hypothetical spot rate movement on outstanding forward contracts. In conjunction with the closing of our sale of equity in Samsung Bioepis to Samsung BioLogics, which occurred in April 2022, we concurrently closed our foreign currency forward contracts.
Interest Rate Risk
Our investment portfolio includes cash equivalents and short-term investments. The fair value of our marketable securities is subject to change as a result of potential changes in market interest rates. The potential change in fair value for interest rate sensitive instruments has been assessed on a hypothetical 100 basis point adverse movement across all maturities. As of March 31, 2022 and December 31, 2021, we estimate that such hypothetical 100 basis point adverse movement would result in a hypothetical loss in fair value of approximately $19.8 million and $14.3 million, respectively, to our interest rate sensitive instruments. The fair values of our investments were determined using third-party pricing services or other market observable data.

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
We operate in certain countries where weakness in economic conditions, including the effects of the COVID-19 pandemic and Russia's invasion of Ukraine, can result in extended collection periods. We continue to monitor these conditions, including the volatility associated with international economies and the relevant financial markets, and assess their possible impact on our business. To date, we have not experienced any significant losses with respect to the collection of our accounts receivable.
We believe that our allowance for doubtful accounts was adequate as of March 31, 2022 and December 31, 2021.
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
Changes in the fair value of these equity securities are impacted by the volatility of the stock market and changes in general economic conditions, among other factors. The potential change in fair value for equity price sensitive instruments has been assessed on a hypothetical 10.0% adverse movement. As of March 31, 2022 and December 31, 2021, a hypothetical adverse 10.0% movement would result in a hypothetical decrease in fair value of approximately $86.0 million and $104.8 million, respectively.
ITEM 4.     CONTROLS AND PROCEDURES
Disclosure Controls and Procedures and Internal Control over Financial Reporting
Controls and Procedures
We have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of March 31, 2022. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that:
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
For a discussion of legal proceedings as of March 31, 2022, please read Note 18, Litigation, to our condensed consolidated financial statements included in this report, which is incorporated into this item by reference.
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
Our revenue depends upon continued sales of our products as well as the financial rights we have in our anti-CD20 therapeutic programs. A significant portion of our revenue is concentrated on sales of our products in increasingly competitive markets and in markets affected directly and indirectly by the COVID-19 pandemic. Any of the following negative developments relating to any of our products or any of our anti-CD20 therapeutic programs may adversely affect our revenue and results of operations or could cause a decline in our stock price:
•the introduction, greater acceptance or more favorable reimbursement of competing products, including new originator therapies, generics, prodrugs and biosimilars of existing products and products approved under abbreviated regulatory pathways;
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
In June 2021 the FDA granted accelerated approval of ADUHELM in the U.S. In addition to risks associated with new products and the other factors described in these Risk Factors, our ability to successfully commercialize ADUHELM may be adversely affected due to:
•the lack of readiness of healthcare providers to initiate treatment as well as our ability to successfully identify eligible patients based on the information included in ADUHELM’s label;
•concern regarding the accelerated approval of ADUHELM and its data;
•our ability to obtain and maintain reimbursement for ADUHELM;
•the impact of the final NCD by CMS for the class of anti-amyloid treatments in Alzheimer's disease, including ADUHELM;
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
•our ability to receive reimbursement for our products or our ability to receive comparable reimbursement to that of competing products; and

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
Certain officers and affiliates of our former joint venture partner, Samsung BioLogics, are currently subject to ongoing criminal proceedings that may impact its operations and business or divert the attention of the Samsung Bioepis management team from its ongoing operations.
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
•Ability to Provide Adequate Supply. Manufacturing biosimilars is complex. If we encounter any manufacturing or supply chain difficulties we may be unable to meet higher than anticipated demand. We are dependent on a third-party for the manufacture of our biosimilar products and such third-party may not perform its obligations in a timely and cost-effective manner or in compliance with applicable regulations and may be unable or unwilling to increase production capacity commensurate with demand for our existing or future biosimilar products; and
•Competitive Challenges. Biosimilar products face significant competition, including from innovator products and biosimilar products offered by other companies that may receive greater acceptance or more favorable reimbursement. Local tendering processes may restrict biosimilar products from being marketed and sold in some jurisdictions. The number of competitors in a jurisdiction, the timing of approval and the ability to market biosimilar products successfully in a timely and cost-effective manner are additional factors that may impact our success and/or the success of Samsung Bioepis in this business area.
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
Social media is increasingly being used to communicate about our products and the diseases our therapies are designed to treat. Social media practices in the biopharmaceutical industry continue to evolve and regulations relating to such use are not always clear and create uncertainty and risk of noncompliance with regulations applicable to our business. For example, patients may use social media channels to comment on the effectiveness of a product or to report an alleged adverse event. When such disclosures occur, there is a risk that we fail to monitor and comply with applicable adverse event reporting obligations or we may not be able to defend the company or the public's legitimate interests in the face of the political and market pressures generated by social media due to restrictions on what we may say about our products. There is also a risk of inappropriate disclosure of sensitive information or negative or inaccurate posts or comments about us on social media. We may also encounter criticism on social media regarding our company, management, product candidates or products. The immediacy of social media precludes us from having real-time control over postings made regarding us via social media, whether matters of fact or opinion. Our reputation could be damaged by negative publicity or if adverse information concerning us is posted on social media platforms or similar mediums, which we may not be able to reverse. If any of these events were to occur or we otherwise fail to comply with applicable regulations, we could incur liability, face restrictive regulatory actions or incur other harm to our business.
Risks Related to Our Operations
A breakdown or breach of our technology systems could subject us to liability or interrupt the operation of our business.
We are increasingly dependent upon technology systems and data to operate our business. The COVID-19 pandemic has caused us to modify our business practices in ways that heighten this dependence, including changing the requirement that most of our office-based employees in the U.S. and our other key markets work from the office, with a number of our employees now working in hybrid or full-remote positions. As a result, we are increasingly dependent upon our technology systems to operate our business and our ability to effectively manage our business depends on the security, reliability and adequacy of our technology systems and data, which includes use of cloud technologies, including Software as a Service (SaaS), Platform as a Service (PaaS) and Infrastructure as a Service (IaaS). Breakdowns, invasions, corruptions, destructions and/or breaches of our technology systems or those of our business partners, including our cloud technologies, and/or unauthorized access to our data and information could subject us to liability, negatively impact our business operations, and/or require replacement of technology and/or ransom payments. Our technology systems, including our cloud technologies, continue to increase in multitude and complexity, increasing our vulnerability when breakdowns, malicious intrusions and random attacks occur. Data privacy or security breaches also pose a risk that sensitive data, including intellectual property, trade secrets or personal information belonging to us, patients, customers or other business partners, may be exposed to unauthorized persons or to the public.
Cyber-attacks are increasing in their frequency, sophistication and intensity, and are becoming increasingly difficult to detect, when they impact vendors, customers or companies, including vendors, suppliers and other companies in our supply chain. They are often carried out by motivated, well-resourced, skilled and persistent actors, including nation states, organized crime groups, “hacktivists” and employees or contractors acting with careless or malicious intent. Geopolitical instability, including that related to Russia's invasion of Ukraine may increase cyber-attacks. Cyber-attacks include deployment of harmful malware and key loggers, ransomware, a denial-of-service attack, a malicious website, the use of social engineering and other means to affect the confidentiality, integrity and availability of our technology systems and data. Cyber-attacks also include manufacturing, hardware or software supply chain attacks, which could cause a delay in the manufacturing of products or products produced for contract manufacturing or lead to a data privacy or security breach. Our key business partners face similar risks and any security breach of their systems could adversely affect our security posture. In addition, our increased use of cloud technologies heightens these and other operational risks, and any failure by cloud or other technology service providers to adequately safeguard their systems and prevent cyber-attacks could disrupt our operations and result in misappropriation, corruption or loss of confidential or propriety information. Regulators are considering new cyber security regulations. For example, the SEC has proposed amendments to its disclosure rules regarding cyber security risk management, strategy, governance and incident reporting by public companies. These proposed regulations may impact the manner in which we operate. Failure to comply with new laws may result in governmental enforcement actions, litigation, fines and penalties or adverse publicity and could cause our customers to lose trust in us, which could have a material adverse effect on our business and results of operations.
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
•increased cost of goods due to factors such as inflation and supply chain disruptions;
•additional complexity in manufacturing internationally;
•delays in clinical trials relating to geopolitical instability related to Russia's invasion of Ukraine;
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
Although the Solothurn facility was approved by the FDA for aducanumab, there can be no assurance that the regulatory authorities will approve the Solothurn facility for the manufacturing of other products or product candidates. If we do not receive the necessary regulatory approvals of the Solothurn facility or if our future growth and drug development plans increase, we may not have sufficient large-scale manufacturing capacity to meet our long-term manufacturing requirements.
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
We continue to monitor our operations and applicable government recommendations, and we have made modifications to our normal operations because of the COVID-19 pandemic, including limiting travel and working from home. Customer-facing professionals interactions in healthcare settings have changed as a result of the COVID-19 pandemic. This limits our ability to market our products and educate physicians, which, in turn, could have an adverse effect on our ability to compete in the marketing and sales of our products.
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
While it is not possible at this time to estimate the entirety of the impact that the COVID-19 pandemic will continue to have on our business, operations, employees, customers, suppliers or collaboration partners, continued spread of COVID-19, measures taken by governments, actions taken to protect employees and the broad impact of the pandemic on all business activities may materially and adversely affect our business, supply chain and distribution systems, results of operations and financial condition.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table summarizes our common stock repurchase activity under our 2020 Share Repurchase Program during the first quarter of 2022:

Period	Total Number of Shares Purchased (#)	Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Programs (#)	Approximate Dollar Value of Shares That May Yet Be Purchased Under Our Programs ($ in millions)
January 2022	—	$—	—	$2,800.0
February 2022	—	$—	—	$2,800.0
March 2022	—	$—	—	$2,800.0
Total(1)	—	$—

(1) There were no share repurchases during the first quarter of 2022.
In October 2020 our Board of Directors authorized a program to repurchase up to $5.0 billion of our common stock (2020 Share Repurchase Program). Our 2020 Share Repurchase Program does not have an expiration date. All share repurchases under our 2020 Share Repurchase Program will be retired. Under our 2020 Share Repurchase Program, we repurchased and retired approximately 2.2 million shares of our common stock at a cost of approximately $600.0 million during the three months ended March 31, 2021. There were no share repurchases of our common stock during the three months ended March 31, 2022. Approximately $2.8 billion remained available under our 2020 Share Repurchase Program as of March 31, 2022.

ITEM 6.    EXHIBITS
The exhibits listed below are filed or furnished as part of this Quarterly Report on Form 10-Q.
EXHIBIT INDEX

Exhibit Number	Description of Exhibit
31.1+	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1++	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

10.1*	Letter regarding employment arrangement of Michel Vounatsos dated May 2, 2022. Filed as Exhibit 10.1 to our Current Report on Form 8-K filed on May 3, 2022.

10.2*+	Biogen Inc. 2006 Non-Employee Directors Equity Plan, as amended.

101++
The following materials from Biogen Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flow, (v) the Condensed Consolidated Statements of Equity and (vi) Notes to Condensed Consolidated Financial Statements.

104++	The cover page from this Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL.

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
May 3, 2022