Form 10-Q
period 2022-06-30
BIOGEN INC.
filed 2022-07-20
CIK 875045

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the issuer’s Common Stock, $0.0005 par value, outstanding as of July 19, 2022, was 145,113,047 shares.

BIOGEN INC.
FORM 10-Q — Quarterly Report
For the Quarterly Period Ended June 30, 2022

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
•the drivers for growing our business, including our plans and intention to commit resources relating to discovery, research and development programs and business development opportunities as well as the potential benefits and results of, and the anticipated completion of, certain business development transactions and cost-reduction measures;
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
•our manufacturing capacity, use of third-party contract manufacturing organizations, plans and timing relating to changes in our manufacturing capabilities, activities in new or existing manufacturing facilities and the expected timeline for the remaining portion of the Solothurn manufacturing facility to begin manufacturing products or product candidates and for the gene therapy manufacturing facility in Research Triangle Park (RTP), North Carolina to be operational;
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

PART I FINANCIAL INFORMATION

BIOGEN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited, in millions, except per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Revenue:
Product, net	$2,054.9	$2,236.0	$4,121.2	$4,447.7
Revenue from anti-CD20 therapeutic programs	436.3	440.0	835.7	829.0
Other	97.9	99.0	164.0	192.3
Total revenue	2,589.1	2,775.0	5,120.9	5,469.0
Cost and expense:
Cost of sales, excluding amortization and impairment of acquired intangible assets	484.0	459.7	1,237.9	937.8
Research and development	528.6	585.1	1,080.3	1,099.3
Selling, general and administrative	572.6	637.3	1,207.5	1,232.3
Amortization and impairment of acquired intangible assets	67.5	604.1	134.4	702.2
Collaboration profit (loss) sharing	29.4	(15.2)	(87.9)	53.3
(Gain) loss on fair value remeasurement of contingent consideration	(4.5)	0.3	(11.6)	(33.5)
Acquired in-process research and development	—	18.0	—	18.0
Restructuring charges	70.6	—	108.7	—
Other (income) expense, net	(428.6)	(96.4)	(165.3)	410.5
Total cost and expense	1,319.6	2,192.9	3,504.0	4,419.9
Income before income tax expense and equity in loss of investee, net of tax	1,269.5	582.1	1,616.9	1,049.1
Income tax (benefit) expense	216.7	(409.1)	342.3	(364.9)
Equity in (income) loss of investee, net of tax	(5.9)	(34.3)	(2.6)	(16.1)
Net income	1,058.7	1,025.5	1,277.2	1,430.1
Net income (loss) attributable to noncontrolling interests, net of tax	0.7	577.0	(84.6)	571.4
Net income attributable to Biogen Inc.	$1,058.0	$448.5	$1,361.8	$858.7

Net income per share:
Basic earnings per share attributable to Biogen Inc.	$7.25	$3.00	$9.30	$5.70
Diluted earnings per share attributable to Biogen Inc.	$7.24	$2.99	$9.27	$5.68

Weighted-average shares used in calculating:
Basic earnings per share attributable to Biogen Inc.	145.9	149.7	146.5	150.8
Diluted earnings per share attributable to Biogen Inc.	146.2	150.1	146.8	151.2

See accompanying notes to these unaudited condensed consolidated financial statements.

BIOGEN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in millions)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Net income attributable to Biogen Inc.	$1,058.0	$448.5	$1,361.8	$858.7
Other comprehensive income:
Unrealized gains (losses) on securities available for sale, net of tax	(8.3)	(0.5)	(18.0)	(1.3)
Unrealized gains (losses) on cash flow hedges, net of tax	57.2	(11.0)	73.1	138.6
Gains (losses) on net investment hedges, net of tax	(31.7)	(2.3)	(25.5)	20.1
Unrealized gains (losses) on pension benefit obligation, net of tax	1.8	0.4	2.7	2.4
Currency translation adjustment	(14.2)	15.9	(36.0)	(32.6)
Total other comprehensive income (loss), net of tax	4.8	2.5	(3.7)	127.2
Comprehensive income (loss) attributable to Biogen Inc.	1,062.8	451.0	1,358.1	985.9
Comprehensive income (loss) attributable to noncontrolling interests, net of tax	0.7	576.9	(84.6)	572.0
Comprehensive income (loss)	$1,063.5	$1,027.9	$1,273.5	$1,557.9

See accompanying notes to these unaudited condensed consolidated financial statements.

BIOGEN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in millions, except per share amounts)

	As of June 30, 2022	As of December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$2,646.6	$2,261.4
Marketable securities	2,151.3	1,541.1
Accounts receivable, net	1,567.6	1,549.4
Due from anti-CD20 therapeutic programs	435.9	412.3
Inventory	1,294.2	1,351.5
Other current assets	1,645.3	740.8
Total current assets	9,740.9	7,856.5
Marketable securities	1,102.9	892.0
Property, plant and equipment, net	3,355.1	3,416.4
Operating lease assets	321.1	375.4
Intangible assets, net	2,075.3	2,221.3
Goodwill	5,749.6	5,761.1
Deferred tax asset	1,235.7	1,415.1
Investments and other assets	1,500.8	1,939.5
Total assets	$25,081.4	$23,877.3
LIABILITIES AND EQUITY
Current liabilities:
Current portion of notes payable	$999.8	$999.1
Taxes payable	284.9	174.7
Accounts payable	434.8	589.2
Accrued expense and other	3,298.5	2,535.2
Total current liabilities	5,018.0	4,298.2
Notes payable	6,277.4	6,274.0
Deferred tax liability	480.6	694.5
Long-term operating lease liabilities	274.2	330.4
Other long-term liabilities	1,167.8	1,320.5
Total liabilities	13,218.0	12,917.6
Commitments, contingencies and guarantees
Equity:
Biogen Inc. shareholders’ equity:
Preferred stock, par value $0.001 per share	—	—
Common stock, par value $0.0005 per share	0.1	0.1
Additional paid-in capital	—	68.2
Accumulated other comprehensive income (loss)	(110.4)	(106.7)
Retained earnings	14,959.9	13,911.7
Treasury stock, at cost	(2,977.1)	(2,977.1)
Total Biogen Inc. shareholders’ equity	11,872.5	10,896.2
Noncontrolling interests	(9.1)	63.5
Total equity	11,863.4	10,959.7
Total liabilities and equity	$25,081.4	$23,877.3

See accompanying notes to these unaudited condensed consolidated financial statements.

BIOGEN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(unaudited, in millions)

	For the Six Months Ended June 30,
	2022	2021
Cash flow from operating activities:
Net income	$1,277.2	$1,430.1
Adjustments to reconcile net income to net cash flow from operating activities:
Depreciation and amortization	277.9	219.8
Impairment of intangible assets	—	585.9
Excess and obsolescence charges related to inventory	305.6	8.3
Acquired in-process research and development	—	18.0
Share-based compensation	123.3	124.1
Contingent consideration	(11.6)	(33.5)
Deferred income taxes	(47.5)	(622.8)
(Gain) loss on strategic investments	269.3	283.6
(Gain) loss on equity method investments	(2.6)	(16.1)
Gain on sale of equity interest in Samsung Bioepis	(1,505.4)	—
Other	112.2	104.1
Changes in operating assets and liabilities, net:
Accounts receivable	(67.3)	211.5
Due from anti-CD20 therapeutic programs	(23.6)	(8.7)
Inventory	(243.3)	(193.8)
Accrued expense and other current liabilities	634.0	(188.4)
Income tax assets and liabilities	(65.9)	171.5
Other changes in operating assets and liabilities, net	(134.0)	(97.3)
Net cash flow provided by (used in) operating activities	898.3	1,996.3
Cash flow from investing activities:
Purchases of property, plant and equipment	(94.8)	(164.5)
Proceeds from sales and maturities of marketable securities	1,461.5	1,452.7
Purchases of marketable securities	(2,311.6)	(1,626.9)
Proceeds from sale of equity in Samsung Bioepis	990.3	—
Proceeds from divestiture of Hillerød, Denmark manufacturing operations	—	28.1
Acquisitions of intangible assets	(1.9)	—
Proceeds from the sales of strategic investments	—	91.2
Other	2.0	2.0
Net cash flow provided by (used in) investing activities	45.5	(217.4)
Cash flow from financing activities:
Purchases of treasury stock	(500.0)	(1,050.0)
Payments related to issuance of stock for share-based compensation arrangements, net	(11.5)	(14.2)
Repayment of borrowings and premiums paid on debt exchange	—	(170.0)
Net (distribution) contribution to noncontrolling interest	12.1	(94.8)
Other	11.4	(20.5)
Net cash flow provided by (used in) financing activities	(488.0)	(1,349.5)
Net increase (decrease) in cash and cash equivalents	455.8	429.4
Effect of exchange rate changes on cash and cash equivalents	(70.6)	(18.6)
Cash and cash equivalents, beginning of the period	2,261.4	1,331.2
Cash and cash equivalents, end of the period	$2,646.6	$1,742.0

See accompanying notes to these unaudited condensed consolidated financial statements.

BIOGEN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited, in millions)

	Preferred stock		Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings	Treasury stock		Total Biogen Inc. shareholders’ equity	Noncontrolling interests	Total equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance, March 31, 2022	—	$—	171.3	$0.1	$119.0	$(115.2)	$14,215.5	(23.8)	$(2,977.1)	$11,242.3	$(21.6)	$11,220.7
Net income	—	—	—	—	—	—	1,058.0	—	—	1,058.0	0.7	1,058.7
Other comprehensive income (loss), net of tax	—	—	—	—	—	4.8	—	—	—	4.8	—	4.8
Capital contribution from noncontrolling interest	—	—	—	—	—	—	—	—	—	—	11.8	11.8
Repurchase of common stock pursuant to the 2020 Share Repurchase Program, at cost	—	—	—	—	—	—	—	(2.4)	(500.0)	(500.0)	—	(500.0)
Retirement of common stock pursuant to the 2020 Share Repurchase Program, at cost	—	—	(2.4)	—	(186.4)	—	(313.6)	2.4	500.0	—	—	—
Issuance of common stock under stock option and stock purchase plans	—	—	0.1	—	10.0	—	—	—	—	10.0	—	10.0
Issuance of common stock under stock award plan	—	—	—	—	(0.7)	—	—	—	—	(0.7)	—	(0.7)
Compensation related to share-based payments	—	—	—	—	58.0	—	—	—	—	58.0	—	58.0
Other	—	—	—	—	0.1	—	—	—	—	0.1	—	0.1
Balance, June 30, 2022	—	$—	169.0	$0.1	$—	$(110.4)	$14,959.9	(23.8)	$(2,977.1)	$11,872.5	$(9.1)	$11,863.4

See accompanying notes to these unaudited condensed consolidated financial statements.

BIOGEN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY - (Continued)
(unaudited, in millions)

	Preferred stock		Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings	Treasury stock		Total Biogen Inc. shareholders’ equity	Noncontrolling interests	Total equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance, December 31, 2021	—	$—	170.8	$0.1	$68.2	$(106.7)	$13,911.7	(23.8)	$(2,977.1)	$10,896.2	$63.5	$10,959.7
Net income	—	—	—	—	—	—	1,361.8	—	—	1,361.8	(84.6)	1,277.2
Other comprehensive income (loss), net of tax	—	—	—	—	—	(3.7)	—	—	—	(3.7)	—	(3.7)
Capital contribution from noncontrolling interest	—	—	—	—	—	—	—	—	—	—	12.0	12.0
Repurchase of common stock pursuant to the 2020 Share Repurchase Program, at cost	—	—	—	—	—	—	—	(2.4)	(500.0)	(500.0)	—	(500.0)
Retirement of common stock pursuant to the 2020 Share Repurchase Program, at cost	—	—	(2.4)	—	(186.4)	—	(313.6)	2.4	500.0	—	—	—
Issuance of common stock under stock option and stock purchase plans	—	—	0.2	—	28.9	—	—	—	—	28.9	—	28.9
Issuance of common stock under stock award plan	—	—	0.4	—	(40.4)	—	—	—	—	(40.4)	—	(40.4)
Compensation related to share-based payments	—	—	—	—	128.4	—	—	—	—	128.4	—	128.4
Other	—	—	—	—	1.3	—	—	—	—	1.3	—	1.3
Balance, June 30, 2022	—	$—	169.0	$0.1	$—	$(110.4)	$14,959.9	(23.8)	$(2,977.1)	$11,872.5	$(9.1)	$11,863.4

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
Business Overview
Biogen is a global biopharmaceutical company focused on discovering, developing and delivering worldwide innovative therapies for people living with serious neurological and neurodegenerative diseases as well as related therapeutic adjacencies. We have a leading portfolio of medicines to treat multiple sclerosis (MS), have introduced the first approved treatment for spinal muscular atrophy (SMA) and developed the first and only approved treatment to address a defining pathology of Alzheimer's disease. We also commercialize biosimilars of advanced biologics and focus on advancing our pipeline in neuroscience and specialized immunology. Lastly, we are focused on accelerating our efforts in digital health to support our commercial and pipeline programs while also creating opportunities for potential digital therapeutics. We support our drug discovery and development efforts through the commitment of significant resources to discovery, research and development programs and business development opportunities.
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
Our innovative drug development and commercialization activities are complemented by our biosimilar business that expands access to medicines and reduces the cost burden for healthcare systems. Through our collaboration with Samsung Bioepis Co., Ltd. (Samsung Bioepis) we market and sell BENEPALI, an etanercept biosimilar referencing ENBREL, IMRALDI, an adalimumab biosimilar referencing HUMIRA, and FLIXABI, an infliximab biosimilar referencing REMICADE, in certain countries in Europe, as well as BYOOVIZ, a ranibizumab biosimilar referencing LUCENTIS. For additional information on our collaboration arrangements with Samsung Bioepis, please read Note 17, Collaborative and Other Relationships, to these unaudited condensed consolidated financial statements (condensed consolidated financial statements).
Basis of Presentation
In the opinion of management, our condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair statement of our financial statements for interim periods in accordance with accounting principles generally accepted in the United States (U.S. GAAP). The information included in this quarterly report on Form 10-Q should be read in conjunction with our audited consolidated financial statements and the accompanying notes included in our 2021 Form 10-K. Our accounting policies are described in the Notes to Consolidated Financial Statements in our 2021 Form 10-K and updated, as necessary, in this report. The year-end condensed consolidated balance sheet data presented for comparative purposes was derived from our audited financial statements, but does not include all disclosures required by U.S. GAAP. The results of operations for the three and six months ended June 30, 2022, are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.
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
The length of time and full extent to which the COVID-19 pandemic directly or indirectly impacts our business, results of operations and financial condition, including sales, expense, reserves and allowances, the supply chain, manufacturing, clinical trials, research and development costs and employee-related costs, depends on future developments that are highly uncertain, subject to change and are difficult to predict, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain or treat COVID-19 as well as the economic impact on local, regional, national and international customers and markets. Additionally, the ongoing geopolitical tensions related to the conflict in Ukraine, and the related sanctions and other penalties imposed, are creating substantial uncertainty in the global economy. The extent and duration of the conflict, sanctions and resulting market disruptions are highly unpredictable. We have made estimates of the impact of the COVID-19 pandemic and the ongoing geopolitical conflict within our condensed consolidated financial statements and there may be changes to those estimates in future periods.
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
Fair Value Measurements
In June 2022 the Financial Accounting Standards Board issued Accounting Standards Update No. 2022-03, Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. This standard clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. This standard becomes effective for us on January 1, 2024, and is not expected to have a material impact on our condensed consolidated financial statements and related disclosures.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
2.    DISPOSITIONS
Sale of Joint Venture Equity Interest in Samsung Bioepis
In April 2022 we completed the sale of our 49.9% equity interest in Samsung Bioepis to Samsung BioLogics Co., Ltd (Samsung BioLogics). Under the terms of this transaction, we received approximately $1.0 billion in cash at closing and expect to receive approximately $1.3 billion in cash to be deferred over two payments of approximately $812.5 million due at the first anniversary and approximately $437.5 million due at the second anniversary of the closing of the transaction.
Prior to the sale, the carrying value of our investment in Samsung Bioepis totaled $581.6 million. For the three and six months ended June 30, 2022, we recognized a pre-tax gain of approximately $1.5 billion related to the transaction, which was recorded in other (income) expense, net in our condensed consolidated statements of income. This pre-tax gain included reclassifications from accumulated other comprehensive income (loss) to net income of approximately $58.9 million in cumulative translation losses, partially offset by approximately $57.0 million in gains resulting from the termination of our net investment hedge.
We have concluded that the divestment of Samsung Bioepis does not meet the criteria to be reported as discontinued operations in our condensed consolidated financial statements, as our decision to divest this business does not represent a strategic shift that will have a major effect on our operations and financial results.
We have elected the fair value option and measured the payments due to us from Samsung BioLogics at fair value based on risk-adjusted discount rates of 3.1% and 3.7% for the first and second payments due, respectively. As of June 30, 2022, the estimated fair values of the first and second payments were approximately $788.1 million and $406.8 million, respectively, and have been classified as level 3 measurements reflected in other current assets and investments and other assets, respectively, in our condensed consolidated balance sheets.
As part of the transaction, we are also eligible to receive up to an additional $50.0 million upon the achievement of certain commercial milestones. Our policy for contingent payments of this nature is to recognize them in the period that they become realizable, which is generally the same period in which they are earned.
If any payments due to us remain outstanding after the second anniversary of the closing of the transaction, we may elect to receive shares of Samsung BioLogics common stock at a 5.0% discount in lieu of a cash payment for the remaining amount due. Currently, we believe that the likelihood of Samsung BioLogics failing to make timely payments to us for the amounts due is remote.
Additionally, for the three and six months ended June 30, 2022, we recorded a discrete tax expense of approximately $269.5 million related to this transaction, which is reflected in income tax (benefit) expense in our condensed consolidated statements of income.
3.        RESTRUCTURING, BUSINESS TRANSFORMATION AND OTHER COST SAVING INITIATIVES
2022 Cost Saving Initiatives
In December 2021 and May 2022 we announced our plans to implement a series of cost-reduction measures during 2022. These savings are being achieved through a number of initiatives, including reductions to our workforce, the substantial elimination of our commercial ADUHELM infrastructure, the consolidation of certain real estate locations and operating efficiencies across our selling, general and administrative and research and development functions.
Under these initiatives, we expect to incur restructuring charges ranging from approximately $130.0 million to $150.0 million. These amounts are primarily related to severance and are expected to be substantially incurred and paid by the end of 2022.
For the three and six months ended June 30, 2022, we recognized approximately $70.6 million and $108.7 million, respectively, of pre-tax restructuring charges related to our 2022 cost saving initiatives, of which approximately $60.9 million and $88.6 million, respectively, consisted of employee severance costs. These costs were recorded in restructuring charges in our condensed consolidated statements of income. Our restructuring reserve is included in accrued expense and other in our condensed consolidated balance sheets.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
Following an evaluation of our current capacity needs, in March 2022 we ceased using a patient services office space in Durham, North Carolina. Our decision to cease use of the facility resulted in the immediate expense of certain leasehold improvements and other assets at this facility. As a result, for the six months ended June 30, 2022, we recognized approximately $10.4 million of accelerated depreciation expense, which was recorded in restructuring charges in our condensed consolidated statements of income. In May 2022 we entered into a lease assignment agreement whereby we assigned our remaining lease obligations to an external third party. As a result of the lease assignment, we derecognized the related operating lease obligation and right-of-use asset as of June 30, 2022.
For the three and six months ended June 30, 2022, we recorded other restructuring costs of approximately $9.7 million, which were recorded in restructuring charges in our condensed consolidated statements of income. Other restructuring costs includes items such as facility closure costs, employee non-severance expense, asset write-offs and other costs.
The following table summarizes the charges and spending related to our 2022 workforce reductions for the three and six months ended June 30, 2022:

(In millions)	Total
Restructuring reserve as of December 31, 2021	$—
Expense	27.7
Payment	(6.2)
Restructuring reserve as of March 31, 2022	$21.5
Expense	60.9
Payment	(29.7)
Adjustment	(0.5)
Restructuring reserve as of June 30, 2022	$52.2

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
4.    REVENUE
Product Revenue
Revenue by product is summarized as follows:

	For the Three Months Ended June 30,
	2022			2021
(In millions)	United States	Rest of World	Total	United States	Rest of World	Total
Multiple Sclerosis (MS):
TECFIDERA	$120.7	$277.2	$397.9	$178.4	$309.2	$487.6
VUMERITY(1)	129.9	6.9	136.8	90.7	0.2	90.9
Total Fumarate	250.6	284.1	534.7	269.1	309.4	578.5
AVONEX	171.0	87.7	258.7	214.0	96.9	310.9
PLEGRIDY	40.2	51.3	91.5	43.4	46.1	89.5
Total Interferon	211.2	139.0	350.2	257.4	143.0	400.4
TYSABRI	291.9	224.3	516.2	299.8	224.4	524.2
FAMPYRA	—	25.5	25.5	—	26.1	26.1
Subtotal: MS	753.7	672.9	1,426.6	826.3	702.9	1,529.2

Spinal Muscular Atrophy:
SPINRAZA	139.8	291.3	431.1	149.3	350.4	499.7

Biosimilars:
BENEPALI	—	115.8	115.8	—	121.5	121.5
IMRALDI	—	57.6	57.6	—	55.6	55.6
FLIXABI	—	20.5	20.5	—	25.3	25.3
BYOOVIZ(2)	0.5	—	0.5	—	—	—
Subtotal: Biosimilars	0.5	193.9	194.4	—	202.4	202.4

Other:
FUMADERM	—	2.7	2.7	—	3.1	3.1
ADUHELM	0.1	—	0.1	1.6	—	1.6
Total product revenue	$894.1	$1,160.8	$2,054.9	$977.2	$1,258.8	$2,236.0

(1) VUMERITY became commercially available in the European Union (E.U.) during the fourth quarter of 2021.
(2) BYOOVIZ launched in the United States (U.S.) in June 2022 and will be commercially available in July 2022.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

	For the Six Months Ended June 30,
	2022			2021
(In millions)	United States	Rest of World	Total	United States	Rest of World	Total
Multiple Sclerosis (MS):
TECFIDERA	$237.8	$570.0	$807.8	$340.8	$626.0	$966.8
VUMERITY(1)	255.1	9.7	264.8	164.3	0.3	164.6
Total Fumarate	492.9	579.7	1,072.6	505.1	626.3	1,131.4
AVONEX	319.0	169.3	488.3	423.2	198.8	622.0
PLEGRIDY	74.5	97.0	171.5	76.0	102.9	178.9
Total Interferon	393.5	266.3	659.8	499.2	301.7	800.9
TYSABRI	576.4	460.6	1,037.0	573.1	454.4	1,027.5
FAMPYRA	—	51.7	51.7	—	52.7	52.7
Subtotal: MS	1,462.8	1,358.3	2,821.1	1,577.4	1,435.1	3,012.5

Spinal Muscular Atrophy:
SPINRAZA	303.1	600.5	903.6	298.0	722.2	1,020.2

Biosimilars:
BENEPALI	—	230.5	230.5	—	243.2	243.2
IMRALDI	—	114.7	114.7	—	113.5	113.5
FLIXABI	—	43.0	43.0	—	50.8	50.8
BYOOVIZ(2)	0.5	—	0.5	—	—	—
Subtotal: Biosimilars	0.5	388.2	388.7	—	407.5	407.5

Other:
FUMADERM	—	4.9	4.9	—	5.9	5.9
ADUHELM	2.9	—	2.9	1.6	—	1.6
Total product revenue	$1,769.3	$2,351.9	$4,121.2	$1,877.0	$2,570.7	$4,447.7

(1) VUMERITY became commercially available in the E.U. during the fourth quarter of 2021.
(2) BYOOVIZ launched in the U.S. in June 2022 and will be commercially available in July 2022.
We recognized revenue from two wholesalers accounting for 27.4% and 11.2% of gross product revenue for the three months ended June 30, 2022, and 26.8% and 10.8% of gross product revenue for the six months ended June 30, 2022.
We recognized revenue from two wholesalers accounting for 30.2% and 9.9% of gross product revenue for the three months ended June 30, 2021, and 30.1% and 9.6% of gross product revenue for the six months ended June 30, 2021.
An analysis of the change in reserves for discounts and allowances is summarized as follows:

(In millions)	Discounts	Contractual Adjustments	Returns	Total
Balance, December 31, 2021	$137.7	$759.6	$38.0	$935.3
Current provisions relating to sales in current year	337.7	1,346.1	6.4	1,690.2
Adjustments relating to prior years	(1.1)	(58.6)	(4.6)	(64.3)
Payments/credits relating to sales in current year	(243.8)	(833.3)	—	(1,077.1)
Payments/credits relating to sales in prior years	(98.4)	(391.3)	(10.6)	(500.3)
Balance, June 30, 2022	$132.1	$822.5	$29.2	$983.8

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
The total reserves above, which are included in our condensed consolidated balance sheets, are summarized as follows:

(In millions)	As of June 30, 2022	As of December 31, 2021
Reduction of accounts receivable	$137.8	$133.2
Component of accrued expense and other	846.0	802.1
Total revenue-related reserves	$983.8	$935.3
Revenue from Anti-CD20 Therapeutic Programs
Revenue from anti-CD20 therapeutic programs is summarized in the table below. For the purposes of this footnote, we refer to RITUXAN and RITUXAN HYCELA collectively as RITUXAN.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In millions)	2022	2021	2022	2021
Biogen’s share of pre-tax profits in the U.S. for RITUXAN and GAZYVA	$139.9	$178.8	$283.1	$352.9
OCREVUS and other revenue from anti-CD20 therapeutic programs	296.4	261.2	552.6	476.1
Total revenue from anti-CD20 therapeutic programs	$436.3	$440.0	$835.7	$829.0
For additional information on our collaboration arrangements with Genentech, please read Note 18, Collaborative and Other Relationships, to our consolidated financial statements included in our 2021 Form 10-K.
Other Revenue
Other revenue is summarized as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In millions)	2022	2021	2022	2021
Revenue from collaborative and other relationships:
Revenue earned under our technical development agreement, manufacturing services agreements and royalty revenue on biosimilar products with Samsung Bioepis	$6.4	$5.5	$14.4	$9.4
Other royalty and corporate revenue:
Royalty	10.3	6.4	20.9	12.6
Other corporate	81.2	87.1	128.7	170.3
Total other revenue	$97.9	$99.0	$164.0	$192.3
We receive royalties from net sales on products related to patents that we have out-licensed and we record other corporate revenue primarily from amounts earned under contract manufacturing agreements.
5.    INVENTORY
The components of inventory are summarized as follows:

(In millions)	As of June 30, 2022	As of December 31, 2021
Raw materials	$378.0	$349.6
Work in process(1)	706.3	814.0
Finished goods	209.9	187.9
Total inventory	$1,294.2	$1,351.5

(1) Work in process inventory as of June 30, 2022, includes approximately $71.5 million related to lecanemab.
In April 2022 the Centers for Medicare and Medicaid Services (CMS) released the final National Coverage Decision (NCD) for the class of anti-amyloid treatments in Alzheimer’s disease, including ADUHELM. The final NCD confirmed coverage with evidence development, in which patients with Medicare can only access treatment if they are part of an approved clinical trial. We expect that this decision will reduce future demand for ADUHELM to a minimal level. During the first quarter of 2022 we wrote-off approximately $275.0 million of inventory related to

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
ADUHELM, as a result of this CMS decision, which was recognized in cost of sales within our condensed consolidated statements of income for the six months ended June 30, 2022. We have recognized approximately $136.0 million related to Eisai's 45.0% share of these charges in collaboration profit (loss) sharing within our condensed consolidated statements of income for the six months ended June 30, 2022.
During the fourth quarter of 2021 we wrote-off approximately $120.0 million of inventory in excess of forecasted demand related to ADUHELM, which was recognized in cost of sales within our condensed consolidated statements of income. We have recognized approximately $59.0 million related to Eisai's 45.0% share of these charges in collaboration profit (loss) sharing within our condensed consolidated statements of income for the year ended December 31, 2021.
As of June 30, 2022, our total ADUHELM inventory was de minimis. As of December 31, 2021, we had approximately $223.0 million of ADUHELM inventory. For additional information please read Note 17, Collaborative and Other Relationships, to these condensed consolidated financial statements.
6.    INTANGIBLE ASSETS AND GOODWILL
Intangible Assets
Intangible assets, net of accumulated amortization, impairment charges and adjustments are summarized as follows:

		As of June 30, 2022			As of December 31, 2021
(In millions)	Estimated Life	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Completed technology	4-28 years	$7,415.0	$(5,522.9)	$1,892.1	$7,413.1	$(5,388.5)	$2,024.6
In-process research and development	Indefinite until commercialization	119.2	—	119.2	132.7	—	132.7
Trademarks and trade names	Indefinite	64.0	—	64.0	64.0	—	64.0
Total intangible assets		$7,598.2	$(5,522.9)	$2,075.3	$7,609.8	$(5,388.5)	$2,221.3
Amortization and Impairments
For the three and six months ended June 30, 2022, amortization and impairment of acquired intangible assets totaled $67.5 million and $134.4 million, respectively, compared to $604.1 million and $702.2 million, respectively, in the prior year comparative periods. For the three and six months ended June 30, 2022, we had no impairment charges.
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
IPR&D Related to Business Combinations
In-process research and development (IPR&D) represents the fair value assigned to research and development assets that we acquired as part of a business combination and had not yet reached technological feasibility at the date of acquisition. Included in IPR&D balances are adjustments related to foreign currency exchange rate fluctuations. We review amounts capitalized as acquired IPR&D for impairment annually, as of October 31, and whenever events or changes in circumstances indicate to us that the carrying value of the assets might not be recoverable. The carrying value associated with our IPR&D assets as of June 30, 2022, relates to the IPR&D programs we acquired in connection with our acquisition of Convergence Pharmaceuticals Holdings Ltd. (Convergence).

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
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
As of June 30, 2022, the carrying value associated with the remaining IPR&D intangible asset for DPN was $119.2 million and the fair value of this asset was not significantly in excess of its carrying value. We will reassess the carrying value of this program upon conclusion of the ongoing clinical trial or sooner if there is a reevaluation event and may record an impairment charge related to this asset.
BIIB111 and BIIB112
During the second quarter of 2021 we announced that our Phase 3 STAR study of BIIB111 did not meet its primary or key secondary endpoints. We reassessed the fair value of the program based on the results of this study and recognized an impairment charge of $350.0 million during the second quarter of 2021, which resulted in a reduction of the IPR&D intangible asset from $365.0 million to $15.0 million.
During the second quarter of 2021 we announced that our Phase 2/3 XIRIUS study of BIIB112 did not meet its primary endpoint; however, positive trends were observed across several clinically relevant prespecified secondary endpoints. We reassessed the fair value of the program based on the results of this study and recognized an impairment charge of $191.6 million during the second quarter of 2021, which resulted in a reduction of the IPR&D intangible asset from $220.0 million to $28.4 million.
In the third quarter of 2021 we suspended further development on these programs based on the decision by management as part of its strategic review process. For the year ended December 31, 2021, we recognized additional impairment charges related to BIIB111 and BIIB112, reducing the remaining book values of these IPR&D intangible assets to zero.
Estimated Future Amortization of Intangible Assets
The estimated future amortization of finite-lived intangible assets for the next five years is expected to be as follows:

(In millions)	As of June 30, 2022
2022 (remaining six months)	$130.0
2023	210.0
2024	195.0
2025	195.0
2026	180.0
2027	165.0
Goodwill
The following table provides a roll forward of the changes in our goodwill balance:

(In millions)	As of June 30, 2022
Goodwill, December 31, 2021	$5,761.1
Other	(11.5)
Goodwill, June 30, 2022	$5,749.6
As of June 30, 2022, we had no accumulated impairment losses related to goodwill. Other includes adjustments related to foreign currency exchange rate fluctuations.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
7.    FAIR VALUE MEASUREMENTS
The tables below present information about our assets and liabilities that are regularly measured and carried at fair value and indicate the level within the fair value hierarchy of the valuation techniques we utilized to determine such fair value:

	Fair Value Measurements on a Recurring Basis
	As of June 30, 2022
(In millions)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$2,144.9	$—	$2,144.9	$—
Marketable debt securities:
Corporate debt securities	1,890.3	—	1,890.3	—
Government securities	1,156.9	—	1,156.9	—
Mortgage and other asset backed securities	207.0	—	207.0	—
Marketable equity securities	785.6	668.7	116.9	—
Other current assets:
Receivable from Samsung BioLogics(1)	788.1	—	—	788.1
Other assets:
Derivative contracts	180.0	—	180.0	—
Plan assets for deferred compensation	31.9	—	31.9	—
Receivable from Samsung BioLogics(1)	406.8	—	—	406.8
Total	$7,591.5	$668.7	$5,727.9	$1,194.9
Liabilities:
Derivative contracts	$23.3	$—	$23.3	$—
Contingent consideration obligations	197.5	—	—	197.5
Total	$220.8	$—	$23.3	$197.5

(1) Represents the fair value of the current and non-current payments due from Samsung BioLogics as a result of the sale of our 49.9% equity interest in Samsung Bioepis to Samsung BioLogics during the second quarter of 2022, for which we elected the fair value option. For additional information on the sale of our equity interest in Samsung Bioepis, please read Note 2, Dispositions, to these condensed consolidated financial statements.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

	Fair Value Measurements on a Recurring Basis
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
There have been no material impairments of our assets measured and carried at fair value as of June 30, 2022 and December 31, 2021. In addition, there have been no changes in valuation techniques as of June 30, 2022 and December 31, 2021.
The fair value of Level 2 instruments classified as cash equivalents and marketable debt securities was determined through third-party pricing services. The fair value of Level 2 instruments classified as marketable equity securities represents a portion of our investment in the common stock of Sage Therapeutics, Inc. (Sage) and is valued using an option pricing valuation model as the investment is subject to certain holding period restrictions. This initial holding period restriction for a portion of our investment in the common stock of Sage expired during the second quarter of 2022 and is reflected as a Level 1 measurement as of June 30, 2022.
The initial holding period restriction for a portion of our investment in the common stock of Sangamo Therapeutics, Inc. (Sangamo) expired during the second quarter of 2021 and the remaining portion expired during the second quarter of 2022. The holding period restriction for our investment in the common stock of Denali Therapeutics Inc. (Denali) expired during the first quarter of 2022. As of June 30, 2022, the fair values of our investments in Sangamo and Denali common stock were classified as Level 1 measurements. Prior to the expiration of these holding period restrictions the investments were classified as level 2 instruments.
For additional information on our investments in Sangamo, Denali and Sage common stock, please read Note 18, Collaborative and Other Relationships, to our consolidated financial statements included in our 2021 Form 10-K.
For a description of our validation procedures related to prices provided by third-party pricing services and our option pricing valuation model, please read Note 1, Summary of Significant Accounting Policies - Fair Value Measurements, to our consolidated financial statements included in our 2021 Form 10-K.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
Level 3 Assets and Liabilities Held at Fair Value
The following table presents quantitative information, as of the dates indicated, about the valuation techniques and significant unobservable inputs used in the valuation of our level 3 financial assets and liabilities measured at fair value on a recurring basis:

Quantitative Information about Level 3 Fair Value Measurements
	Fair Value					Weighted Average
(In millions)	June 30, 2022	December 31, 2021	Valuation Technique	Significant Unobservable Input(s)	Range	June 30, 2022	December 31, 2021
Liabilities:
Contingent consideration obligations	$197.5	$209.1	Discounted cash flow	Discount rate	3.96%	3.96%	1.30%
				Expected timing of achievement of development milestones	2023 to 2028	—	—
The weighted average discount rates were calculated based on the relative fair value of our contingent consideration obligations. In addition, we apply various probabilities of technological and regulatory success to the valuation models to estimate the fair values of our contingent consideration obligations, which ranged from 10.9% to certain probability as of June 30, 2022 and December 31, 2021.
There were no transfers of assets or liabilities into or out of Level 3 as of June 30, 2022 and December 31, 2021.
Contingent Consideration Obligations
In connection with our acquisitions of Convergence and Biogen International Neuroscience GmbH, we agreed to make additional payments based upon the achievement of certain milestone events. The following table provides a roll forward of the fair values of our contingent consideration obligations, which are classified as Level 3 measurements:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In millions)	2022	2021	2022	2021
Fair value, beginning of period	$202.0	$226.0	$209.1	$259.8
Changes in fair value	(4.5)	0.3	(11.6)	(33.5)
Fair value, end of period	$197.5	$226.3	$197.5	$226.3
As of June 30, 2022 and December 31, 2021, approximately $197.5 million and $209.1 million, respectively, of the fair value of our total contingent consideration obligations was reflected as a component of other long-term liabilities in our condensed consolidated balance sheets with any remaining balances reflected as a component of accrued expense and other. Changes in the fair values of our contingent consideration obligations are recorded in (gain) loss on fair value remeasurement of contingent consideration in our condensed consolidated statements of income.
For the three and six months ended June 30, 2022, changes in the fair value of our contingent consideration obligations were primarily due to increases in the discount rates used to revalue these obligations and delays in the expected timing of the achievement of certain remaining developmental milestones related to our vixotrigine programs.
For the three and six months ended June 30, 2021, changes in the fair value of our contingent consideration obligations were primarily due to delays in the expected timing of the achievement of certain remaining developmental milestones related to our vixotrigine programs.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
Financial Instruments Not Carried at Fair Value
Other Financial Instruments
Due to the short-term nature of certain financial instruments, the carrying value reflected in our condensed consolidated balance sheets for current accounts receivable, due from anti-CD20 therapeutic programs, other current assets, accounts payable and accrued expense and other, approximates fair value.
Debt Instruments
The fair and carrying values of our debt instruments, which are Level 2 liabilities, are summarized as follows:

	As of June 30, 2022		As of December 31, 2021
(In millions)	Fair Value	Carrying Value	Fair Value	Carrying Value
3.625% Senior Notes due September 15, 2022	$1,001.1	$999.8	$1,020.0	$999.1
4.050% Senior Notes due September 15, 2025	1,730.1	1,743.8	1,895.2	1,742.9
2.250% Senior Notes due May 1, 2030	1,232.2	1,492.5	1,475.9	1,492.0
5.200% Senior Notes due September 15, 2045	1,066.3	1,100.1	1,463.0	1,099.9
3.150% Senior Notes due May 1, 2050	1,027.9	1,473.4	1,457.7	1,473.2
3.250% Senior Notes due February 15, 2051	489.1	467.6	692.9	466.0
Total	$6,546.7	$7,277.2	$8,004.7	$7,273.1
The fair values of each of our series of Senior Notes were determined through market, observable and corroborated sources. The change in the fair value of our Senior Notes as of June 30, 2022, compared to December 31, 2021, is related to the increase in U.S. treasury yields and wider credit spreads used to value the notes since December 31, 2021. For additional information related to our Senior Notes, please read Note 12, Indebtedness, to our consolidated financial statements included in our 2021 Form 10-K.
8.    FINANCIAL INSTRUMENTS
The following table summarizes our financial assets with maturities of less than 90 days from the date of purchase included in cash and cash equivalents in our condensed consolidated balance sheets:

(In millions)	As of June 30, 2022	As of December 31, 2021
Commercial paper	$79.7	$247.6
Overnight reverse repurchase agreements	83.8	200.0
Money market funds	1,764.5	901.6
Short-term debt securities	216.9	283.0
Total	$2,144.9	$1,632.2
The carrying values of our commercial paper, including accrued interest, overnight reverse repurchase agreements, money market funds and short-term debt securities approximate fair value due to their short-term maturities.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
Our marketable equity securities gains (losses) are recorded in other (income) expense, net in our condensed consolidated statements of income. The following tables summarize our marketable debt and equity securities, classified as available-for-sale:

	As of June 30, 2022
(In millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable debt securities
Corporate debt securities:
Current	$1,363.9	$—	$(6.3)	$1,357.6
Non-current	540.4	0.1	(7.8)	532.7
Government securities:
Current	798.0	0.1	(4.5)	793.6
Non-current	367.2	0.2	(4.1)	363.3
Mortgage and other asset backed securities:
Current	0.1	—	—	0.1
Non-current	210.0	—	(3.1)	206.9
Total marketable debt securities	$3,279.6	$0.4	$(25.8)	$3,254.2

Marketable equity securities
Marketable equity securities, current	$33.9	$—	$(9.7)	$24.2
Marketable equity securities, non-current	1,103.3	—	(341.9)	761.4
Total marketable equity securities	$1,137.2	$—	$(351.6)	$785.6

	As of December 31, 2021
(In millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable debt securities
Corporate debt securities:
Current	$723.6	$0.1	$(0.3)	$723.4
Non-current	385.4	0.2	(0.8)	384.8
Government securities:
Current	817.0	—	(0.4)	816.6
Non-current	377.0	0.1	(1.0)	376.1
Mortgage and other asset backed securities:
Current	1.1	—	—	1.1
Non-current	131.8	—	(0.7)	131.1
Total marketable debt securities	$2,435.9	$0.4	$(3.2)	$2,433.1

Marketable equity securities
Marketable equity securities, current	$33.9	$9.9	$—	$43.8
Marketable equity securities, non-current	1,133.1	151.0	(279.4)	1,004.7
Total marketable equity securities	$1,167.0	$160.9	$(279.4)	$1,048.5

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
Summary of Contractual Maturities: Available-for-Sale Debt Securities
The estimated fair value and amortized cost of our marketable debt securities classified as available-for-sale by contractual maturity are summarized as follows:

	As of June 30, 2022		As of December 31, 2021
(In millions)	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost
Due in one year or less	$2,151.3	$2,135.6	$1,541.1	$1,541.7
Due after one year through five years	1,089.4	1,130.1	868.2	870.2
Due after five years	13.5	13.9	23.8	24.0
Total marketable debt securities	$3,254.2	$3,279.6	$2,433.1	$2,435.9
The average maturity of our marketable debt securities classified as available-for-sale as of June 30, 2022 and December 31, 2021, was approximately 11 months and 10 months, respectively.
Proceeds from Marketable Debt Securities
The proceeds from maturities and sales of marketable debt securities and resulting realized gains and losses are summarized as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In millions)	2022	2021	2022	2021
Proceeds from maturities and sales	$917.9	$633.5	$1,461.5	$1,452.7
Realized gains	—	0.1	—	0.3
Realized losses	0.8	0.5	1.4	1.2
Realized losses for the three and six months ended June 30, 2022 and 2021, primarily relate to sales of corporate bonds, agency mortgage-backed securities and other asset-backed securities.
Strategic Investments
As of June 30, 2022 and December 31, 2021, our strategic investment portfolio was comprised of investments totaling $839.3 million and $1,110.3 million, respectively, which are included in other current assets and investments and other assets in our condensed consolidated balance sheets.
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
The decreases in our strategic investment portfolio for the three and six months ended June 30, 2022, were primarily due to decreases in the fair value of our investments in Denali, Sage and Sangamo common stock.
For additional information on our investments in Denali, Sage and Sangamo common stock, please read Note 18, Collaborative and Other Relationships, to our consolidated financial statements included in our 2021 Form 10-K.
9.    DERIVATIVE INSTRUMENTS
Foreign Currency Forward Contracts - Hedging Instruments
Due to the global nature of our operations, portions of our revenue and operating expense are recorded in currencies other than the U.S. dollar. The value of revenue and operating expense measured in U.S. dollars is therefore subject to changes in foreign currency exchange rates. We enter into foreign currency forward contracts and foreign currency options with financial institutions with the primary objective to mitigate the impact of foreign currency exchange rate fluctuations on our international revenue and operating expense.
Foreign currency forward contracts and foreign currency options in effect as of June 30, 2022 and December 31, 2021, had durations of 1 to 15 months. These contracts have been designated as cash flow hedges and unrealized gains or losses on the portion of these foreign currency forward contracts that are included in the effectiveness test are reported in accumulated other comprehensive income (loss) (referred to as AOCI in the tables below). Realized gains and losses of such contracts are recognized in revenue when the sale of product in the

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
currency being hedged is recognized and in operating expense when the expense in the currency being hedged is recorded. We recognize all cash flow hedge reclassifications from accumulated other comprehensive income (loss) and fair value changes of excluded portions in the same line item in our condensed consolidated statements of income that have been impacted by the hedged item.
The notional amount of foreign currency forward contracts that were entered into to hedge forecasted revenue and operating expense is summarized as follows:

	Notional Amount
(In millions)	As of June 30, 2022	As of December 31, 2021
Euro	$1,285.4	$1,828.0
British pound	87.0	166.2
Swiss franc	78.7	—
Japanese yen	44.6	72.7
Canadian dollar	29.5	59.9
Total foreign currency forward contracts	$1,525.2	$2,126.8
The pre-tax portion of the fair value of these foreign currency forward contracts that were included in accumulated other comprehensive income (loss) in total equity is summarized as follows:

(In millions)	As of June 30, 2022	As of December 31, 2021
Unrealized gains	$140.7	$60.8
Unrealized (losses)	(3.1)	(7.0)
Net unrealized gains (losses)	$137.6	$53.8
We expect the net unrealized gains of approximately $137.6 million to be settled over the next 15 months, of which approximately $133.7 million of these net unrealized gains are expected to be settled over the next 12 months, with any amounts in accumulated other comprehensive income (loss) to be reported as an adjustment to revenue or operating expense. We consider the impact of our and our counterparties’ credit risk on the fair value of the contracts as well as the ability of each party to execute its contractual obligations. As of June 30, 2022 and December 31, 2021, credit risk did not materially change the fair value of our foreign currency forward contracts.
The following tables summarize the effect of foreign currency forward contracts designated as hedging instruments in our condensed consolidated statements of income:

For the Three Months Ended June 30,
Net Gains/(Losses) Reclassified from AOCI into Operating Income (in millions)			Net Gains/(Losses) Recognized in Operating Income (in millions)
Location	2022	2021	Location	2022	2021
Revenue	$44.6	$(30.7)	Revenue	$(0.9)	$(0.8)
Operating expense	(2.4)	0.4	Operating expense	(0.2)	(0.3)

For the Six Months Ended June 30,
Net Gains/(Losses) Reclassified from AOCI into Operating Income (in millions)			Net Gains/(Losses) Recognized in Operating Income (in millions)
Location	2022	2021	Location	2022	2021
Revenue	$65.5	$(53.8)	Revenue	$(7.4)	$(3.8)
Operating expense	(2.7)	—	Operating expense	(0.3)	(0.4)
Net Investment Hedges - Hedging Instruments
In February 2012 we entered into a joint venture agreement with Samsung BioLogics establishing an entity, Samsung Bioepis, to develop, manufacture and market biosimilar products. In June 2018 we exercised our option under our joint venture agreement to increase our ownership percentage in Samsung Bioepis from approximately 5.0% to approximately 49.9%. The share purchase transaction was completed in November 2018 and, upon closing, we paid 759.5 billion South Korean won ($676.6 million) to Samsung BioLogics. Our investment in the equity of Samsung Bioepis related to this transaction was exposed to the currency fluctuations in the South Korean won.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
In order to mitigate the currency fluctuations between the U.S. dollar and South Korean won, we entered into foreign currency forward contracts. These contracts were designated as net investment hedges. In April 2022 we completed the sale of our 49.9% equity interest in Samsung Bioepis to Samsung BioLogics and closed these foreign currency forward contracts. Upon completing this sale, the cumulative gains on our net investment hedges of $57.0 million were reclassified from accumulated other comprehensive income (loss) and reflected within the total pre-tax gain recognized from the sale, which was recorded in other (income) expense, net in our condensed consolidated statements of income. For additional information on the sale of our equity interest in Samsung Bioepis, please read Note 2, Dispositions, to these condensed consolidated financial statements.
Prior to the sale of our equity interest in Samsung Bioepis we recognized changes in the spot exchange rate of these foreign currency forward contracts in accumulated other comprehensive income (loss). The pre-tax portion of the fair value of these foreign currency forward contracts that were included in accumulated other comprehensive income (loss) in total equity reflected net gains of $10.6 million as of December 31, 2021. We excluded fair value changes related to the forward rate from our hedging relationship and amortized the forward points in other (income) expense, net in our condensed consolidated statements of income over the term of the contract. The pre-tax portion of the fair value of the forward points that were included in accumulated other comprehensive income (loss) in total equity reflected net losses of $3.6 million as of December 31, 2021.
The following tables summarize the effect of our net investment hedges in our condensed consolidated financial statements:

For the Three Months Ended June 30,
Net Gains/(Losses) Recognized in Other Comprehensive Income (Effective Portion) (in millions)			Net Gains/(Losses) Recognized in Other Comprehensive Income (Amounts Excluded from Effectiveness Testing) (in millions)			Net Gains/(Losses) Recognized in Net Income (Amounts Excluded from Effectiveness Testing) (in millions)
Location	2022	2021	Location	2022	2021	Location	2022	2021
Gains (losses) on net investment hedges(1)	$10.3	$(2.5)	Gains (losses) on net investment hedges(1)	$0.1	$0.3	Other (income) expense(1)	$(3.5)	$—

For the Six Months Ended June 30,
Net Gains/(Losses) Recognized in Other Comprehensive Income (Effective Portion) (in millions)			Net Gains/(Losses) Recognized in Other Comprehensive Income (Amounts Excluded from Effectiveness Testing) (in millions)			Net Gains/(Losses) Recognized in Net Income (Amounts Excluded from Effectiveness Testing) (in millions)
Location	2022	2021	Location	2022	2021	Location	2022	2021
Gains (losses) on net investment hedges(1)	$20.4	$21.3	Gains (losses) on net investment hedges(1)	$(3.2)	$(1.1)	Other (income) expense(1)	$(4.6)	$0.1

(1) Beginning in the second quarter of 2022 we no longer held net investment hedges as they were closed with the sale of our 49.9% equity interest in Samsung Bioepis in April 2022. For additional information on the sale of our equity interest in Samsung Bioepis, please read Note 2, Dispositions, to these condensed consolidated financial statements.
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
The aggregate notional amount of these outstanding foreign currency forward contracts was $1,230.4 million and $1,268.0 million as of June 30, 2022 and December 31, 2021, respectively. Net losses of $37.1 million and $49.3 million related to these contracts were recorded as a component of other (income) expense, net for the three and six months ended June 30, 2022, respectively, compared to net gains of $4.8 million and net losses of $12.6 million, respectively, in the prior year comparative periods.

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
The following table summarizes the fair value and presentation in our condensed consolidated balance sheets of our outstanding derivative instruments, including those designated as hedging instruments:

(In millions)	Balance Sheet Location	As of June 30, 2022	As of December 31, 2021
Cash Flow Hedging Instruments:
Asset derivative instruments	Other current assets	$142.3	$66.2
	Investments and other assets	4.1	5.5
Liability derivative instruments	Accrued expense and other	5.2	6.6

Net Investment Hedging Instruments:(1)
Asset derivative instruments	Other current assets	21.4	4.1

Other Derivative Instruments:
Asset derivative instruments	Other current assets	12.2	5.1
Liability derivative instruments	Accrued expense and other	18.1	4.2

(1) Beginning in the second quarter of 2022 we no longer held net investment hedges as they were closed with the sale of our 49.9% equity interest in Samsung Bioepis in April 2022. Amount represents unsettled balance of our closed net investment hedges. For additional information on the sale of our equity interest in Samsung Bioepis, please read Note 2, Dispositions, to these condensed consolidated financial statements.
10.    PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment are recorded at historical cost, net of accumulated depreciation. Accumulated depreciation on property, plant and equipment was $2,131.0 million and $2,006.6 million as of June 30, 2022 and December 31, 2021, respectively. For the three and six months ended June 30, 2022, depreciation expense totaled $67.2 million and $143.5 million, respectively, compared to $54.7 million and $103.5 million, respectively, in the prior year comparative periods.
Solothurn, Switzerland Manufacturing Facility
In order to support our future growth and drug development pipeline, we are building a large-scale biologics manufacturing facility in Solothurn, Switzerland. Upon completion, this facility will include 393,000 square feet related to a large-scale biologics manufacturing facility, 290,000 square feet of warehouse, utilities and support space and 51,000 square feet of administrative space. As of June 30, 2022 and December 31, 2021, we had approximately $691.7 million and $677.0 million, respectively, capitalized as construction in progress related to this facility. In the second quarter of 2021, a portion of the facility received a Good Manufacturing Practice multi-product license from the Swiss Agency for Therapeutic Products, resulting in approximately $1.2 billion of fixed assets being placed in service during the second quarter of 2021. In April 2022 the FDA approved the Prior Approval Supplement for the Solothurn facility for ADUHELM. We estimate the second manufacturing suite will be operational during the second half of 2023.
11.    INDEBTEDNESS
3.625% Senior Notes due September 15, 2022
On September 15, 2015, we issued $1.0 billion aggregate principal amount of our 3.625% Senior Notes due September 15, 2022, at 99.920% of par. Our 3.625% Senior Notes were senior unsecured obligations. In July 2022 we redeemed our 3.625% Senior Notes prior to their maturity and will recognize a net pre-tax charge of approximately $2.4 million upon the extinguishment of these notes, which primarily reflects the payment of an early call premium as well as the write-off of remaining unamortized original debt issuance costs and discount balances. These charges

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
will be recognized as interest expense in other (income) expense, net in our condensed consolidated statements of income during the third quarter of 2022.
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
In addition, we redeemed an aggregate principal amount of approximately $8.9 million of our 2045 Senior Notes for aggregate cash payments of approximately $12.1 million, excluding accrued and unpaid interest. The redemption has been accounted for as a debt extinguishment; as such, we recognized a pre-tax charge of $3.2 million upon the extinguishment of such 2045 Senior Notes. This charge, which was recognized in interest expense in other (income) expense, net in our condensed consolidated statements of income for the six months ended June 30, 2021, reflects the payment of an early call premium and the write-off of the remaining unamortized original debt issuance costs and discount balances associated with such 2045 Senior Notes.
Upon settlement, we also made aggregate cash payments of approximately $13.8 million to settle all accrued and unpaid interest from the last interest payment date on our 2045 Senior Notes that were exchanged or redeemed. We incurred approximately $6.1 million of costs associated with our Exchange Offer, which was recognized in interest expense in other (income) expense, net in our condensed consolidated statements of income for the six months ended June 30, 2021.
12.    EQUITY
Share Repurchases
In October 2020 our Board of Directors authorized a program to repurchase up to $5.0 billion of our common stock (2020 Share Repurchase Program). Our 2020 Share Repurchase Program does not have an expiration date. All share repurchases under our 2020 Share Repurchase Program will be retired. Under our 2020 Share Repurchase Program, we repurchased and retired approximately 2.4 million shares of our common stock at a cost of approximately $500.0 million during the three and six months ended June 30, 2022. During the three and six months ended June 30, 2021, we repurchased and retired approximately 1.6 million and 3.8 million shares of our common stock at a cost of approximately $450.0 million and $1.1 billion, respectively. Approximately $2.3 billion remained available under our 2020 Share Repurchase Program as of June 30, 2022.
Accumulated Other Comprehensive Income (Loss)
The following tables summarize the changes in accumulated other comprehensive income (loss), net of tax by component:

(In millions)	Unrealized Gains (Losses) on Securities Available for Sale, Net of Tax	Unrealized Gains (Losses) on Cash Flow Hedges, Net of Tax	Gains (Losses) on Net Investment Hedges, Net of Tax(1)	Unrealized gains (losses) on pension benefit obligation, Net of Tax	Currency Translation Adjustments	Total
Balance, December 31, 2021	$(2.2)	$53.8	$25.5	$(44.8)	$(139.0)	$(106.7)
Other comprehensive income (loss) before reclassifications	(19.1)	129.5	12.6	2.7	(94.9)	30.8
Amounts reclassified from accumulated other comprehensive income (loss)	1.1	(56.4)	(38.1)	—	58.9	(34.5)
Net current period other comprehensive income (loss)	(18.0)	73.1	(25.5)	2.7	(36.0)	(3.7)
Balance, June 30, 2022	$(20.2)	$126.9	$—	$(42.1)	$(175.0)	$(110.4)

(1) Beginning in the second quarter of 2022 we no longer held net investment hedges as they were closed with the sale of our 49.9% equity interest in Samsung Bioepis in April 2022. For additional information on the sale of our equity interest in Samsung Bioepis, please read Note 2, Dispositions, to these condensed consolidated financial statements.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

(In millions)	Unrealized Gains (Losses) on Securities Available for Sale, Net of Tax	Unrealized Gains (Losses) on Cash Flow Hedges, Net of Tax	Gains (Losses) on Net Investment Hedges, Net of Tax	Unrealized gains (losses) on pension benefit obligation, Net of Tax	Currency Translation Adjustments	Total
Balance, December 31, 2020	$1.4	$(179.0)	$(8.5)	$(66.3)	$(46.6)	$(299.0)
Other comprehensive income (loss) before reclassifications	(2.0)	90.2	20.2	2.4	(32.6)	78.2
Amounts reclassified from accumulated other comprehensive income (loss)	0.7	48.4	(0.1)	—	—	49.0
Net current period other comprehensive income (loss)	(1.3)	138.6	20.1	2.4	(32.6)	127.2
Balance, June 30, 2021	$0.1	$(40.4)	$11.6	$(63.9)	$(79.2)	$(171.8)
The following table summarizes the amounts reclassified from accumulated other comprehensive income (loss):

(In millions)	Income Statement Location	Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)
		For the Three Months Ended June 30,		For the Six Months Ended June 30,
		2022	2021	2022	2021
Gains (losses) on securities available for sale	Other (income) expense	$(0.8)	$(0.4)	$(1.4)	$(0.9)
	Income tax benefit (expense)	0.2	0.1	0.3	0.2

Gains (losses) on cash flow hedges	Revenue	44.6	(30.7)	65.5	(53.8)
	Operating expense	(2.4)	0.4	(2.7)	—
	Other (income) expense	(0.1)	(0.1)	(0.2)	0.1
	Income tax benefit (expense)	(4.2)	3.0	(6.2)	5.3

Gains (losses) on net investment hedges(1)	Other (income) expense	39.2	0.1	38.1	0.1

Currency Translation Adjustments	Other (income) expense	(58.9)	—	(58.9)	—
Total reclassifications, net of tax		$17.6	$(27.6)	$34.5	$(49.0)

(1) Beginning in the second quarter of 2022 we no longer held net investment hedges as they were closed with the sale of our 49.9% equity interest in Samsung Bioepis in April 2022. For additional information on the sale of our equity interest in Samsung Bioepis, please read Note 2, Dispositions, to these condensed consolidated financial statements.
13.    EARNINGS PER SHARE
Basic and diluted shares outstanding used in our earnings per share calculation are calculated as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In millions)	2022	2021	2022	2021
Numerator:
Net income attributable to Biogen Inc.	$1,058.0	$448.5	$1,361.8	$858.7
Denominator:
Weighted average number of common shares outstanding	145.9	149.7	146.5	150.8
Effect of dilutive securities:
Time-vested restricted stock units	0.2	0.2	0.2	0.2
Market stock units	—	0.1	—	0.1
Performance stock units settled in stock	0.1	0.1	0.1	0.1
Dilutive potential common shares	0.3	0.4	0.3	0.4
Shares used in calculating diluted earnings per share	146.2	150.1	146.8	151.2
Amounts excluded from the calculation of net income per diluted share because their effects were anti-dilutive were insignificant.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
14.    SHARE-BASED PAYMENTS
Share-based Compensation Expense
The following table summarizes share-based compensation expense included in our condensed consolidated statements of income:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In millions)	2022	2021	2022	2021
Research and development	$22.4	$19.1	$48.1	$52.7
Selling, general and administrative	36.7	40.3	82.8	85.2
Subtotal	59.1	59.4	130.9	137.9
Capitalized share-based compensation costs	(2.3)	(1.7)	(5.1)	(4.3)
Share-based compensation expense included in total cost and expense	56.8	57.7	125.8	133.6
Income tax effect	(10.2)	(10.9)	(23.0)	(24.9)
Share-based compensation expense included in net income attributable to Biogen Inc.	$46.6	$46.8	$102.8	$108.7
The following table summarizes share-based compensation expense associated with each of our share-based compensation programs:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In millions)	2022	2021	2022	2021
Market stock units	$1.5	$9.3	$7.4	$25.8
Time-vested restricted stock units	50.4	40.4	101.7	83.2
Performance stock units settled in stock	3.3	3.0	11.6	9.3
Performance stock units settled in cash	1.1	3.4	2.5	9.4
Employee stock purchase plan	2.8	3.3	7.7	10.2
Subtotal	59.1	59.4	130.9	137.9
Capitalized share-based compensation costs	(2.3)	(1.7)	(5.1)	(4.3)
Share-based compensation expense included in total cost and expense	$56.8	$57.7	$125.8	$133.6
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

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
15.    INCOME TAXES
Tax Rate
A reconciliation between the U.S. federal statutory tax rate and our effective tax rate is summarized as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Statutory rate	21.0%	21.0%	21.0%	21.0%
State taxes	0.6	1.3	0.4	1.1
Taxes on foreign earnings	(3.8)	(7.7)	(5.3)	(9.1)
Tax credits	(1.4)	(2.9)	(1.6)	(3.3)
Purchased intangible assets	0.1	(0.8)	0.2	(0.1)
GILTI	0.2	1.5	0.2	1.3
Sale of Samsung Bioepis	(3.7)	—	(2.9)	—
Litigation agreement in principle	8.5	—	6.7	—
Neurimmune tax impacts	—	(83.1)	5.2	(46.3)
International reorganization	(4.0)	—	(3.1)	—
Other	(0.4)	0.4	0.4	0.6
Effective tax rate	17.1%	(70.3)%	21.2%	(34.8)%
Changes in Tax Rate
For the three and six months ended June 30, 2022, compared to the same periods in 2021, the increases in our effective tax rate were primarily due to the overall current year unfavorable tax rate impact on the sale of our equity interest in Samsung Bioepis in April 2022, the litigation agreement in principle and the tax benefit recorded in the second quarter of 2021 related to the Neurimmune SubOne AG (Neurimmune) deferred tax asset matter, as discussed below. These effective tax rate increases were partially offset by the non-cash tax effects of changes in the value of our equity instruments and the current year tax benefits recorded in the second quarter of 2022 related to an international reorganization to align with global tax developments.
For the six months ended June 30, 2022, compared with the same period in 2021, our effective tax rate also increased as a result of the Neurimmune valuation allowance recorded in the first quarter of 2022.
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
For additional information on the litigation agreement in principle, please read Note 19, Litigation, to these condensed consolidated financial statements.
For additional information on our collaboration arrangement with Neurimmune, please read Note 18, Investments in Variable Interest Entities, to these condensed consolidated financial statements.
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
We estimate that it is reasonably possible that our gross unrecognized tax benefits, exclusive of interest, could decrease by up to approximately $500.0 million, including approximately $455.0 million related to the unrecognized tax benefits related to Neurimmune's tax basis in ADUHELM, in the next 12 months as a result of various audit closures, settlements and expiration of the statute of limitations. Any changes to our gross unrecognized tax benefits related to Neurimmune's tax basis in ADUHELM would result in a zero net impact to net income attributable to Biogen, Inc., as we have recorded a full valuation allowance against the relevant deferred tax assets.
16.    OTHER CONSOLIDATED FINANCIAL STATEMENT DETAIL
Other (Income) Expense, Net
Components of other (income) expense, net, are summarized as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In millions)	2022	2021	2022	2021
Gain on sale of equity interest in Samsung Bioepis(1)	$(1,505.4)	$—	$(1,505.4)	$—
Litigation agreement in principle	900.0	—	900.0	—
Interest income	(12.6)	(2.7)	(15.5)	(5.6)
Interest expense	65.8	56.4	131.9	121.1
Gains (losses) on investments, net	78.2	(153.9)	269.3	282.7
Foreign exchange gains (losses), net	19.2	0.8	27.5	9.4
Other, net	26.2	3.0	26.9	2.9
Total other (income) expense, net	$(428.6)	$(96.4)	$(165.3)	$410.5

(1) Reflects the pre-tax gain, net of transaction costs, recognized from the sale of our 49.9% equity interest in Samsung Bioepis to Samsung BioLogics in April 2022. For additional information on the sale of our equity interest in Samsung Bioepis, please read Note 2, Dispositions, to these condensed consolidated financial statements.
Gains (losses) on investments, net, as reflected in the table above, relate to debt securities, equity securities of certain biotechnology companies, venture capital funds where the underlying investments are in equity securities of certain biotechnology companies and non-marketable equity securities.
During the second quarter of 2022 we recorded a pre-tax charge of $900.0 million, plus estimated fees and expenses, related to an agreement in principle to resolve a qui tam litigation relating to conduct prior to 2015. This charge is included within other (income) expense, net in our condensed consolidated statements of income for the three and six months ended June 30, 2022. For additional information on the litigation agreement in principle, please read Note 19, Litigation, to these condensed consolidated financial statements.
The following table summarizes our gains (losses) on investments, net that relate to our equity securities held during the following periods:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In millions)	2022	2021	2022	2021
Net gains (losses) recognized on equity securities	$(77.2)	$154.3	$(267.9)	$(281.8)
Less: Net gains (losses) realized on equity securities	(0.7)	0.4	(0.5)	6.6
Net unrealized gains (losses) recognized on equity securities	$(76.5)	$153.9	$(267.4)	$(288.4)
The net unrealized losses recognized during the three months ended June 30, 2022, primarily reflect a decrease in the aggregate fair value of our investments in Sangamo and Denali common stock of approximately $75.3 million.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
The net unrealized losses recognized during the six months ended June 30, 2022, primarily reflect a decrease in the aggregate fair value of our investments in Denali, Sangamo and Sage common stock of approximately $277.1 million.
Accrued Expense and Other
Accrued expense and other consists of the following:

(In millions)	As of June 30, 2022	As of December 31, 2021
Litigation agreement in principle(1)	$900.0	$—
Revenue-related reserves for discounts and allowances	846.0	802.1
Collaboration expense	261.8	324.7
Royalties and licensing fees	216.2	234.7
Employee compensation and benefits	281.5	345.1
Other	793.0	828.6
Total accrued expense and other	$3,298.5	$2,535.2

(1) During the second quarter of 2022 we recorded a pre-tax charge of $900.0 million, plus estimated fees and expenses, related to an agreement in principle to resolve a qui tam litigation relating to conduct prior to 2015. For additional information on the litigation agreement in principle, please read Note 19, Litigation, to these condensed consolidated financial statements.
Other Long-term Liabilities
Other long-term liabilities were $1,167.8 million and $1,320.5 million as of June 30, 2022 and December 31, 2021, respectively, and included accrued income taxes totaling $499.6 million and $664.5 million, respectively.
17.    COLLABORATIVE AND OTHER RELATIONSHIPS
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
Eisai serves as the lead of lecanemab development and regulatory submissions globally with both companies co-commercializing and co-promoting the product, and Eisai having final decision-making authority. All costs, including research, development, sales and marketing expense, are shared equally between us and Eisai. If lecanemab receives marketing approval, we and Eisai will co-promote lecanemab and share profits equally. In March 2022 we extended our supply agreement related to lecanemab from five years to ten years, and we will manufacture the lecanemab drug substance.
In May 2022 Eisai completed the submission of a Biologics License Application (BLA) to the FDA for the accelerated approval of lecanemab. In July 2022 the FDA accepted the BLA and granted Priority Review with a Prescription Drug User Fee Act action date of January 6, 2023.
The Lecanemab Collaboration also provided Eisai with an option to jointly develop and commercialize ADUHELM (aducanumab) (ADUHELM Option). In October 2017 Eisai exercised its ADUHELM Option and we entered into a new collaboration agreement for the joint development and commercialization of ADUHELM (the ADUHELM Collaboration Agreement).

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
A summary of development and sales and marketing expense related to the Lecanemab Collaboration is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In millions)	2022	2021	2022	2021
Total development expense incurred by the collaboration related to the advancement of lecanemab and elenbecestat	$78.6	$62.2	$155.6	$117.7
Biogen's share of lecanemab and elenbecestat development expense reflected in research and development expense in our condensed consolidated statements of income	39.3	31.1	77.8	58.8
Total sales and marketing expense incurred by the Lecanemab Collaboration	23.4	4.3	39.3	10.0
Biogen's share of lecanemab and elenbecestat sales and marketing expense reflected in selling, general and administrative expense in our condensed consolidated statements of income	11.7	2.1	19.7	5.0
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
In March 2022 we amended our ADUHELM Collaboration Agreement with Eisai. Effective March 2022 we have sole decision making and commercialization rights worldwide on ADUHELM and beginning January 1, 2023, Eisai will receive a tiered royalty based on net sales of ADUHELM, rather than sharing global profits and losses. Eisai's share of development, commercialization and manufacturing expense is limited to $335.0 million for the period from January 1, 2022 to December 31, 2022. As of June 30, 2022, Eisai's portion of these expenses was approximately $275.0 million. Once this limit is achieved, we will be responsible for all ADUHELM related development costs. After the tiered royalty model commences on January 1, 2023, Eisai will not participate in ADUHELM’s economics beyond these royalties.
A summary of development expense, sales and marketing expense and milestone payments related to the ADUHELM Collaboration Agreement is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In millions)	2022	2021	2022	2021
Total ADUHELM development expense	$37.2	$42.1	$81.4	$89.1
Biogen's share of ADUHELM development expense reflected in research and development expense in our condensed consolidated statements of income	20.5	23.2	44.8	49.0
Total ADUHELM sales and marketing expense incurred by the ADUHELM Collaboration Agreement	40.8	125.6	135.8	237.4
Biogen's share of ADUHELM sales and marketing expense reflected in selling, general and administrative expense and collaboration profit (loss) sharing in our condensed consolidated statements of income	21.1	67.6	72.0	127.9
Total ADUHELM collaboration third-party milestones	—	100.0	—	100.0
Biogen's share of reimbursement from Eisai of ADUHELM milestone payments reflected in collaboration profit (loss) sharing in our condensed consolidated statements of income	—	45.0	—	45.0
Co-promotion Profits and Losses
In the U.S. we recognize revenue on sales to third parties as a component of product revenue, net in our condensed consolidated statements of income. We also record the related cost of revenue and sales and marketing expense in our condensed consolidated statements of income as these costs are incurred. Payments made to and

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
received from Eisai for its 45.0% share of the co-promotion profits or losses in the U.S. are recognized in collaboration profit (loss) sharing in our condensed consolidated statements of income. For the three and six months ended June 30, 2022, we recognized a net reduction to our operating expense of $28.9 million and $210.6 million, respectively, to reflect Eisai's 45.0% share of net collaboration losses in the U.S., compared to $40.1 million in each of the prior year comparative periods.
In addition, we and Eisai co-promote AVONEX, TYSABRI and TECFIDERA in Japan in certain settings and Eisai distributes AVONEX, TYSABRI, TECFIDERA and PLEGRIDY in India and other Asia-Pacific markets, excluding China.
During the first quarter of 2022 we recorded approximately $275.0 million of gross charges associated with inventory and purchase commitments in excess of forecasted demand related to ADUHELM, as well as approximately $45.0 million of gross idle capacity charges, which were recognized in cost of sales within our condensed consolidated statements of income for the six months ended June 30, 2022. We have recognized approximately $160.0 million related to Eisai's 45.0% share of these charges in collaboration profit (loss) sharing within our condensed consolidated statements of income for the six months ended June 30, 2022.
Amounts receivable from Eisai related to the agreements discussed above were $250.8 million and $285.4 million as of June 30, 2022 and December 31, 2021, respectively. Amounts payable to Eisai related to the agreements discussed above were $56.0 million and $46.5 million as of June 30, 2022 and December 31, 2021, respectively.
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
A summary of development expense related to the UCB collaboration agreement is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In millions)	2022	2021	2022	2021
Total UCB collaboration development expense	$15.6	$16.1	$33.2	$33.0
Biogen's share of UCB development expense reflected in research and development expense in our condensed consolidated statements of income	7.8	8.1	16.6	16.5
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

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
A summary of development and sales and marketing expense related to this collaboration is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In millions)	2022	2021	2022	2021
Total Sage collaboration development expense	$50.8	$54.0	$89.5	$93.8
Biogen's share of Sage development expense reflected in research and development expense in our condensed consolidated statements of income	25.3	27.0	44.7	46.9
Total Sage sales and marketing expense incurred by the collaboration	23.0	10.5	41.4	15.8
Biogen's share of Sage sales and marketing expense reflected in selling, general and administrative expense in our condensed consolidated statements of income	11.5	5.2	20.7	7.9
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
In addition to the LRRK2 program, we also have an exclusive option to license two preclinical programs from Denali’s Transport Vehicle platform, including its Antibody Transport Vehicle (ATV): ATV enabled anti-amyloid beta program and a second program utilizing its Transport Vehicle technology. Further, we have the right of first negotiation on two additional ATV-enabled therapeutics for indications within specific neurodegenerative diseases, should Denali decide to seek a collaboration for such programs.
A summary of development expense related to this collaboration is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In millions)	2022	2021	2022	2021
Total Denali collaboration development expense	$23.2	$10.4	$38.1	$18.7
Biogen's share of Denali development expense reflected in research and development expense in our condensed consolidated statements of income	13.2	6.2	22.1	11.2
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
A summary of development expense related to this collaboration is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In millions)	2022	2021	2022	2021
Total Sangamo collaboration development expense	$2.6	$5.4	$10.9	$10.2
Biogen's share of Sangamo development expense reflected in research and development expense in our condensed consolidated statements of income	1.6	3.4	7.1	7.6
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

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
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
Other
For the three and six months ended June 30, 2022, we recorded $18.0 million and $37.5 million, respectively, as research and development expense in our condensed consolidated statements of income related to other research and discovery related arrangements, compared to $77.2 million in each of the prior year comparative periods.
Samsung Bioepis Co., Ltd.
Joint Venture Agreement
In February 2012 we entered into a joint venture agreement with Samsung BioLogics establishing an entity, Samsung Bioepis, to develop, manufacture and market biosimilar products.
In April 2022 we completed the sale of our 49.9% equity interest in Samsung Bioepis to Samsung BioLogics. Under the terms of this transaction, we received approximately $1.0 billion in cash at closing and expect to receive approximately $1.3 billion in cash to be deferred over two payments of approximately $812.5 million due at the first anniversary and approximately $437.5 million due at the second anniversary of the closing of the transaction.
As part of the transaction, we are also eligible to receive up to an additional $50.0 million upon the achievement of certain commercial milestones. Our policy for contingent payments of this nature is to recognize them in the period that they become realizable, which is generally the same period in which they are earned.
Prior to this sale, we recognized our share of the results of operations related to our investment in Samsung Bioepis under the equity method of accounting one quarter in arrears when the results of the entity became available, which was reflected as equity in (income) loss of investee, net of tax in our condensed consolidated statements of income.
Upon investment, the equity method of accounting required us to identify and allocate differences between the fair value of our investment and the carrying value of our interest in the underlying net assets of the investee. These basis differences were being amortized over their economic life until the completion of the sale in April 2022, as discussed above. The total basis difference was approximately $675.0 million and related to inventory, developed technology, IPR&D and deferred tax balances. The basis differences related to inventory were amortized, net of tax, over their estimated useful lives of 1.5 years, and the basis differences related to developed technology and IPR&D for marketed products were being amortized, net of tax, over their estimated useful lives of 15 years.
For the three and six months ended June 30, 2022, we recognized net income on our investment of $5.9 million and $2.6 million, respectively, reflecting our share of Samsung Bioepis' operating profits, net of tax totaling $13.0 million and $17.0 million, respectively, offset by amortization of basis differences totaling $7.1 million and $14.4 million, respectively. These amounts reflect our share of results prior to the sale of Samsung Bioepis as the results are recognized one quarter in arrears. Following the sale of Samsung Bioepis we no longer recognize gains or losses associated with Samsung Bioepis' results of operations and amortization related to basis differences.
For the three and six months ended June 30, 2021, we recognized net income on our investment of $34.3 million and $16.1 million, respectively, reflecting our share of Samsung Bioepis' operating income, net of tax totaling $41.6 million and $30.6 million, respectively, and amortization of basis differences totaling $7.3 million and $14.5 million, respectively.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
As of December 31, 2021, the carrying value of our investment in Samsung Bioepis totaled 713.3 billion South Korean won ($599.9 million), which is classified as a component of investments and other assets in our condensed consolidated balance sheets. In connection with the sale of Samsung Bioepis, the carrying value of our investment was reduced to zero.
For additional information on the sale of our equity interest in Samsung Bioepis, please read Note 2, Dispositions, to these condensed consolidated financial statements.
2019 Development and Commercialization Agreement
In December 2019 we completed a transaction with Samsung Bioepis and secured the exclusive rights to commercialize two potential ophthalmology biosimilar products, BYOOVIZ (ranibizumab-nuna), a ranibizumab biosimilar referencing LUCENTIS, and SB15, a proposed aflibercept biosimilar referencing EYLEA, in major markets worldwide, including the U.S., Canada, Europe, Japan and Australia. Samsung Bioepis will be responsible for development and will supply both products to us at a pre-specified gross margin of approximately 45.0%.
In connection with this transaction, we made an upfront payment of $100.0 million to Samsung Bioepis in January 2020, of which $63.0 million was recorded as research and development expense in our condensed consolidated statements of income in 2019 and $37.0 million was recorded as intangible assets, net in our condensed consolidated balance sheets in 2019.
During the third quarter of 2021 we accrued $15.0 million in milestone payments related to the approval of BYOOVIZ in the U.S., the E.U. and the United Kingdom (U.K.), that were capitalized within intangible assets, net in our condensed consolidated balance sheets. We may also pay Samsung Bioepis up to approximately $180.0 million in additional development, regulatory and sales-based milestones.
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
We share 50.0% of the profit or loss related to our commercial agreement with Samsung Bioepis, which is recognized in collaboration profit (loss) sharing in our condensed consolidated statements of income. For the three and six months ended June 30, 2022, we recognized net profit-sharing expense of $58.3 million and $122.7 million, respectively, to reflect Samsung Bioepis' 50.0% sharing of the net collaboration profits, compared to a net profit-sharing expense of $69.9 million and $138.4 million, respectively, in the prior year comparative periods.
Other Services
Simultaneous with the formation of Samsung Bioepis, we also entered into a technical development services agreement, a manufacturing agreement and a license agreement with Samsung Bioepis. Revenue related to these services is reflected in revenue from collaborative and other relationships as a component of other revenue in our condensed consolidated statements of income.
Amounts receivable from Samsung Bioepis related to the agreements discussed above were $3.1 million and $4.1 million as of June 30, 2022 and December 31, 2021, respectively. Amounts payable to Samsung Bioepis related to the agreements discussed above were $121.1 million and $148.7 million as of June 30, 2022 and December 31, 2021, respectively.
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
As of June 30, 2022 and December 31, 2021, the carrying value of our investments in certain biotechnology companies representing potential unconsolidated variable interest entities totaled $23.5 million and $24.6 million, respectively. Our maximum exposure to loss related to these variable interest entities is limited to the carrying value of our investments.
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
Loss Contingencies
ADUHELM Securities Litigation
We and certain current and former officers are named as defendants in actions filed by shareholders on November 13, 2020 (the November 2020 Securities Action) and February 7, 2022 (the February 2022 Securities Action), and pending in the U.S. District Court for the District of Massachusetts. The actions allege violations of federal securities laws under 15 U.S.C §78j(b) and §78t(a) and 17 C.F.R. §240.10b-5 and seek declarations of the actions as class actions and monetary relief. We have filed a motion to dismiss the November 2020 Securities Action, which is pending. An estimate of the possible loss or range of loss in these actions cannot be made at this time.
Derivative Action
We and members of the Board of Directors are named as defendants in an action filed by a shareholder on February 9, 2022, in the U.S. District Court for the District of Massachusetts. The action alleges violations of federal securities laws under 15 U.S.C. §78n(a) and 17 C.F.R. §240 14.a-9, breaches of fiduciary duties and waste of corporate assets, and seeks declaratory and injunctive relief, monetary relief to Biogen, and attorneys’ fees and costs to the plaintiff. The court has stayed the case pending the resolution of the February 2022 Securities Action. An estimate of the possible loss or range of loss cannot be made at this time.
IMRALDI Patent Litigation
In September 2018 Fresenius Kabi Deutschland GmbH (Fresenius Kabi) commenced proceedings for damages and injunctive relief against Biogen France SAS in the Tribunal de Grande Instance de Paris (the French proceeding) and in November 2018 against Biogen GmbH in the Düsseldorf Regional Court (the German proceeding), alleging that IMRALDI, the adalimumab biosimilar product of Samsung Bioepis that Biogen has commercialized in Europe, infringes national counterparts of European Patent No. 3 148 510 (the EP '510 Patent, expiring in May 2035). Fresenius Kabi later added European Patent 3 145 488 (the EP ‘488 Patent, expiring in May 2035) to both actions and no hearing has been set in either. In June 2022 the Technical Boards of Appeal (TBA) of the European Patent Office (EPO) affirmed the revocation of the EP ‘510 Patent. The EPO has scheduled a hearing on the validity of the EP ‘488 Patent for October 2022.
In June 2020 Fresenius Kabi commenced proceedings in Denmark's Maritime and Commercial High Court alleging that IMRALDI infringes the Danish counterpart of the EP '488 Patent and a Danish utility model. In September 2021 the Court ruled that the patent and utility model are invalid and not infringed. Fresenius Kabi has appealed to the High Court of Eastern Denmark and the appeal is pending.

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
Qui Tam Litigation
Biogen has reached an agreement in principle to resolve previously disclosed litigation pending in the U.S. District Court for the District of Massachusetts alleging violations of the federal False Claims Act and state law counterparts. The litigation was filed by Michael Bawduniak on behalf of the U.S. and certain states and unsealed in 2015. The U.S. has not intervened in the case. The agreement in principle contemplates Biogen making a payment of $900.0 million. The agreement in principle does not include any admission of liability and is subject to the negotiation of final settlement documents and agreements with the named government entities.
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

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
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
In November 2021 the Federal Circuit affirmed the West Virginia Court judgment that the asserted claims of our U.S. Patent No. 8,399,514 (the '514 Patent) are invalid for lack of written description and in June 2022 we filed a petition for a writ of certiorari to the United States Supreme Court seeking review of the Federal Circuit's decision.
The Delaware Court entered judgment for the Delaware Defendants on the grounds that the judgment of the West Virginia Court applies to the Delaware Actions under principles of collateral estoppel. The appeals in the Delaware Actions are stayed pending any final action by the United States Supreme Court with respect to the judgment in the West Virginia Action.
In July 2018 Mylan Pharmaceuticals, Inc. (Mylan) filed a petition with the U.S. Patent Trial and Appeal Board (PTAB) for inter partes review of the '514 Patent. In November 2021 the Federal Circuit ruled that the PTAB decision upholding the patentability of the ‘514 patent was moot, but in April 2022 the Federal Circuit vacated that ruling and stayed the appeal pending any final action by the United States Supreme Court with respect to the judgment in the West Virginia Action.
TYSABRI Patent Revocation Matters
In November 2017 Swiss Pharma International AG, affiliated with the Polpharma Group, filed an action in the Commercial Court of Rome to invalidate the Italian counterpart of the European Patent No. 1 485 127 (the EP '127 Patent) which covers administration of natalizumab (TYSABRI) to treat MS and expires in February 2023. A hearing has been set for November 2022.
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
In July 2021 the EPO revoked the EP ‘967 Patent. A hearing on our appeal to the TBA of the EPO is set for December 2022.
In September 2021 Polpharma Biologics S.A., Sandoz AG, Sandoz Limited and Sandoz GmbH filed an action in the English High Court to revoke the U.K. counterpart of the EP ‘967 Patent and seeking a declaration that the patent would not be infringed by the marketing of Polpharma’s proposed natalizumab biosimilar. A hearing has been set for February 2023.
Annulment Proceedings in the General Court of the European Union relating to TECFIDERA
Pharmaceutical Works Polpharma SA (Polpharma) and Mylan Ireland Ltd. (Mylan Ireland) each filed actions in the General Court of the European Union (Polpharma in October 2018 and Mylan Ireland in November 2020) to annul the European Medicines Agency's (EMA) decision not to validate their applications to market generic versions of TECFIDERA on the grounds that TECFIDERA benefits from regulatory data protection. On May 5, 2021, the European General Court annulled the EMA's non-validation decision with respect to Polpharma. We have appealed the decision to the European Court of Justice and the appeal is pending. The case brought by Mylan Ireland has been stayed.
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
Executive Summary
Introduction
Biogen is a global biopharmaceutical company focused on discovering, developing and delivering worldwide innovative therapies for people living with serious neurological and neurodegenerative diseases as well as related therapeutic adjacencies. We have a leading portfolio of medicines to treat multiple sclerosis (MS), have introduced the first approved treatment for spinal muscular atrophy (SMA) and developed the first and only approved treatment to address a defining pathology of Alzheimer's disease. We also commercialize biosimilars of advanced biologics and focus on advancing our pipeline in neuroscience and specialized immunology. Lastly, we are focused on accelerating our efforts in digital health to support our commercial and pipeline programs while also creating opportunities for potential digital therapeutics. We support our drug discovery and development efforts through the commitment of significant resources to discovery, research and development programs and business development opportunities.
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
Our innovative drug development and commercialization activities are complemented by our biosimilar business that expands access to medicines and reduces the cost burden for healthcare systems. Through our collaboration with Samsung Bioepis Co., Ltd. (Samsung Bioepis) we market and sell BENEPALI, an etanercept biosimilar referencing ENBREL, IMRALDI, an adalimumab biosimilar referencing HUMIRA, and FLIXABI, an infliximab biosimilar referencing REMICADE, in certain countries in Europe, as well as BYOOVIZ, a ranibizumab biosimilar referencing LUCENTIS. For additional information on our collaboration arrangements with Samsung Bioepis, please read Note 17, Collaborative and Other Relationships, to our condensed consolidated financial statements included in this report.
We seek to ensure an uninterrupted supply of medicines to patients around the world. To that end, we continually review our manufacturing capacity, capabilities, processes and facilities. In order to support our future growth and drug development pipeline, we are expanding our large molecule production capacity by building a large-scale biologics manufacturing facility in Solothurn, Switzerland. In the second quarter of 2021 a portion of the facility received a Good Manufacturing Practice (GMP) multi-product license from the Swiss Agency for Therapeutic Products (SWISSMEDIC). In April 2022 the United States (U.S.) Food and Drug Administration (FDA) approved the Prior Approval Supplement for the Solothurn facility for ADUHELM. We estimate the second manufacturing suite will be operational during the second half of 2023. We believe that the Solothurn facility will support our anticipated near-term needs for the manufacturing of biologic assets. If we are unable to fully utilize our manufacturing facilities, due to lower than forecasted demand for our products, we will incur excess capacity charges which will have a negative effect on our financial condition and results of operations.
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
In April 2022 CMS released the final NCD for the class of anti-amyloid treatments in Alzheimer’s disease, including ADUHELM. The final NCD confirmed coverage with evidence development, in which patients with Medicare can only access treatment if they are part of an approved clinical trial. We expect that this decision will reduce future demand for ADUHELM to a minimal level. During the first quarter of 2022 we recorded approximately $275.0 million of gross charges associated with inventory and purchase commitments in excess of forecasted demand related to ADUHELM, as well as approximately $45.0 million of gross idle capacity charges, which were recognized in cost of sales within our condensed consolidated statements of income for the six months ended June 30, 2022. We have recognized approximately $160.0 million related to Eisai's 45.0% share of these charges in collaboration profit (loss) sharing within our condensed consolidated statements of income for the six months ended June 30, 2022.
Additionally, as a result of the final NCD we have substantially eliminated our commercial infrastructure supporting ADUHELM, retaining minimal resources to manage patient access programs, including a continued free drug program for patients currently on treatment in the U.S.
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
In March 2022 we amended our ADUHELM Collaboration Agreement with Eisai. Effective March 2022 we have sole decision making and commercialization rights worldwide on ADUHELM and beginning January 1, 2023, Eisai will receive a tiered royalty based on net sales of ADUHELM, rather than sharing global profits and losses. Eisai's share of development, commercialization and manufacturing expense is limited to $335.0 million for the period from January 1, 2022 to December 31, 2022. As of June 30, 2022, Eisai's portion of these expenses was approximately $275.0 million. Once this limit is achieved, we will be responsible for all ADUHELM related development costs. After the tiered royalty model commences on January 1, 2023, Eisai will not participate in ADUHELM’s economics beyond these royalties.
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
TECFIDERA
In 2020 U.S. federal courts in West Virginia and Delaware entered judgments in favor of the defendants in patent infringement proceedings relating to TECFIDERA Orange-Book listed patents. We appealed both decisions. In late 2021 the U.S. Court of Appeals for the Federal Circuit (Federal Circuit) affirmed the judgment of the West Virginia federal court. The appeals in the actions in Delaware are stayed pending any final action by the United States Supreme Court with respect to the judgment in the West Virginia Action.
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
In November 2021 the CHMP of the EMA issued an ad hoc opinion referencing the General Court’s decision which concluded that "the totality of the available data cannot establish that [monoethyl fumarate] exerts a clinically relevant therapeutic contribution within FUMADERM," and in May 2022 the EC approved applications to market generic TECFIDERA. Generic TECFIDERA is now for sale in the E.U. and we expect generic sales to have an adverse impact on our TECFIDERA sales in the E.U. and our results of operations. In June 2022 the European Patent Office granted Biogen a patent that relates to TECFIDERA and expires in 2028. We intend to enforce this new patent.
For additional information, please read Note 19, Litigation, to our condensed consolidated financial statements included in this report and the discussion under Results of Operations - Product Revenue - Multiple Sclerosis (MS) - Fumarate below.
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
The impact of the conflict on our operations and financial performance remains uncertain and will depend on future developments, including the severity and duration of the conflict, its impact on regional and global economic conditions and whether the conflict spreads or has effects on countries outside Ukraine and Russia. Revenue generated from sales in these regions represented less than 2.0% of total product revenue for the three and six months ended June 30, 2022 and the year ended December 31, 2021.
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
For additional information on the various risks posed by the COVID-19 pandemic and the conflict in Ukraine, please read Item 1A. Risk Factors included in this report.
Financial Highlights
Diluted earnings per share attributable to Biogen Inc. was $7.24 for the three months ended June 30, 2022, representing a increase of 142.1% compared to $2.99 in the same period in 2021.
As described below under Results of Operations, our net income and diluted earnings per share attributable to Biogen Inc. for the three months ended June 30, 2022, compared to the three months ended June 30, 2021, reflects the following:
Revenue
•Total revenue was $2,589.1 million for the second quarter of 2022, representing a $185.9 million, or 6.7%, decrease compared to $2,775.0 million in the same period in 2021.
•Product revenue, net totaled $2,054.9 million for the second quarter of 2022, representing a $181.1 million, or 8.1%, decrease compared to $2,236.0 million in the same period in 2021. This decrease was primarily due to a $102.6 million, or 6.7%, decrease in MS product revenue and a $68.6 million, or 13.7%, decrease in SPINRAZA product revenue.
◦The decrease in MS product revenue was primarily due to a decrease in U.S. TECFIDERA demand as a result of multiple TECFIDERA generic entrants in the U.S. market and a decrease in Interferon demand due to competition.
◦The decrease in SPINRAZA revenue was primarily due to a decrease in demand as a result of increased competition in certain established markets, particularly Germany, and the timing of shipments, as well as unfavorable pricing and the unfavorable impact of foreign currency exchange.
•Revenue from anti-CD20 therapeutic programs totaled $436.3 million for the second quarter of 2022, representing a $3.7 million, or 0.8%, decrease compared to $440.0 million in the same period in 2021. This decrease was primarily due to a $39.2 million, or 24.6%, decrease in RITUXAN revenue, partially offset by a $34.8 million, or 13.6%, increase in royalty revenue on sales of OCREVUS. Sales of RITUXAN have been adversely affected by the onset of biosimilars competition.
•Other revenue totaled $97.9 million for the second quarter of 2022, representing a $1.1 million, or 1.1%, decrease compared to $99.0 million in the same period in 2021.
Expense
•Total cost and expense was $1,319.6 million for the second quarter of 2022, representing a $873.3 million, or 39.8%, decrease compared to $2,192.9 million in the same period in 2021.
◦The decrease in amortization and impairment of acquired intangible assets is primarily due to impairment charges recorded during the three months ended June 30, 2021 totaling $541.6 million.
◦Other (income) expense, net for the second quarter of 2022 reflected a pre-tax gain of approximately $1.5 billion related to the sale of our 49.9% equity interest in Samsung Bioepis, partially offset by a pre-tax charge of $900.0 million related to an agreement in principle to resolve a qui tam litigation relating to conduct prior to 2015.
As described below under Financial Condition, Liquidity and Capital Resources:
•We generated $898.3 million of net cash flow from operations for the six months ended June 30, 2022.
•Cash, cash equivalents and marketable securities totaled approximately $5,900.8 million as of June 30, 2022.
•We repurchased and retired approximately 2.4 million shares of our common stock at a cost of approximately $500.0 million during the second quarter of 2022 under a program authorized by our Board of Directors in October 2020 to repurchase up to $5.0 billion of our common stock (2020 Share Repurchase Program). Approximately $2.3 billion remained available under our 2020 Share Repurchase Program as of June 30, 2022.
Collaborative and Other Relationships
For additional information on our collaborative and other relationships discussed below, please read Note 17, Collaborative and Other Relationships, and Note 18, Investments in Variable Interest Entities, to our condensed consolidated financial statements included in this report.
Samsung Bioepis - Biogen's Joint Venture with Samsung BioLogics
In April 2022 we completed the sale of our 49.9% equity interest in Samsung Bioepis to Samsung BioLogics. Under the terms of this transaction, we received approximately $1.0 billion in cash at closing and expect to receive approximately $1.3 billion in cash to be deferred over two payments of approximately $812.5 million due at the first anniversary and approximately $437.5 million due at the second anniversary of the closing of the transaction.
We are also eligible to receive up to an additional $50.0 million upon the achievement of certain commercial milestones. Our policy for contingent payments of this nature is to recognize them in the period that they become realizable, which is generally the same period in which they are earned.
For additional information on the sale of our equity interest in Samsung Bioepis, please read Note 2, Dispositions, to our condensed consolidated financial statements included in this report.
Eisai Collaboration Agreements
ADUHELM Collaboration Agreement
In March 2022 we amended our ADUHELM Collaboration Agreement with Eisai. Effective March 2022 we have sole decision making and commercialization rights worldwide on ADUHELM and beginning January 1, 2023, Eisai will receive a tiered royalty based on net sales of ADUHELM, rather than sharing global profits and losses. Eisai's share of development, commercialization and manufacturing expense is limited to $335.0 million for the period from January 1, 2022 to December 31, 2022. As of June 30, 2022, Eisai's portion of these expenses was approximately $275.0 million. Once this limit is achieved, we will be responsible for all ADUHELM related development costs. After the tiered royalty model commences on January 1, 2023, Eisai will not participate in ADUHELM’s economics beyond these royalties.

Lecanemab Collaboration
In March 2022 we extended our supply agreement related to lecanemab from 5 years to 10 years, and we will manufacture the lecanemab drug substance.
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
Under these initiatives, we expect to incur restructuring charges ranging from approximately $130.0 million to $150.0 million. These amounts are primarily related to severance and are expected to be substantially incurred and paid by the end of 2022.
For additional information on our 2022 cost saving initiatives, please read Note 3, Restructuring, Business Transformation and Other Cost Saving Initiatives, to our condensed consolidated financial statements included in this report.
BIIB125 (zuranolone)
In May 2022 we and our collaboration partner Sage Therapeutics, Inc. (Sage) initiated a rolling submission of a New Drug Application (NDA) to the FDA for BIIB125 (zuranolone) for the potential treatment of major depressive disorder (MDD). We have submitted the nonclinical module of the NDA to the FDA and plan to submit the remaining components for the MDD filing in the second half of 2022.
In June 2022 we and Sage announced that the Phase 3 SKYLARK Study of zuranolone, which is being evaluated in women with postpartum depression, met its primary and all key secondary endpoints. Subsequently, we decided to submit a single NDA seeking approval of zuranolone for the treatment of both MDD and PPD. We expect to complete the submission of this single NDA in the second half of 2022, and to seek priority review of the filing.
For additional information on our collaboration arrangement with Sage, please read Note 17, Collaborative and Other Relationships, to our condensed consolidated financial statements included in this report.
Lecanemab
In May 2022 we and our collaboration partner Eisai announced the completed submission of a Biologics License Application (BLA) to the FDA for the accelerated approval of lecanemab, an anti-amyloid antibody candidate for the potential treatment of Alzheimer's disease. In July 2022 the FDA accepted the BLA and granted Priority Review with a Prescription Drug User Fee Act (PDUFA) action date of January 6, 2023.
For additional information on our collaboration arrangements with Eisai, please read Note 17, Collaborative and Other Relationships, to our condensed consolidated financial statements included in this report.
Mosunetuzumab
In June 2022 our collaboration partner Genentech announced that mosunetuzumab, a late-stage bispecific antibody in development for B-cell non-Hodgkin's lymphoma and other therapeutic areas, was approved in the E.U.
In July Genentech announced that the FDA accepted the company's BLA and granted Priority Review for mosunetuzumab, with a PDUFA action date of December 29, 2022.
For additional information on our collaboration arrangements with Genentech, please read Note 18, Collaborative and Other Relationships, to our consolidated financial statements included in our 2021 Form 10-K.

RESULTS OF OPERATIONS
Revenue
Revenue is summarized as follows:

	For the Three Months Ended June 30,
(In millions, except percentages)	2022		2021		$ Change	% Change
Product revenue, net:
United States	$894.1	34.5%	$977.2	35.2%	$(83.1)	(8.5)%
Rest of world	1,160.8	44.8	1,258.8	45.4	(98.0)	(7.8)
Total product revenue, net	2,054.9	79.3	2,236.0	80.6	(181.1)	(8.1)
Revenue from anti-CD20 therapeutic programs	436.3	16.9	440.0	15.9	(3.7)	(0.8)
Other revenue	97.9	3.8	99.0	3.5	(1.1)	(1.1)
Total revenue	$2,589.1	100.0%	$2,775.0	100.0%	$(185.9)	(6.7)%

	For the Six Months Ended June 30,
(In millions, except percentages)	2022		2021		$ Change	% Change
Product revenue, net:
United States	$1,769.3	34.6%	$1,877.0	34.3%	$(107.7)	(5.7)%
Rest of world	2,351.9	45.9	2,570.7	47.0	(218.8)	(8.5)
Total product revenue, net	4,121.2	80.5	4,447.7	81.3	(326.5)	(7.3)
Revenue from anti-CD20 therapeutic programs	835.7	16.3	829.0	15.2	6.7	0.8
Other revenue	164.0	3.2	192.3	3.5	(28.3)	(14.7)
Total revenue	$5,120.9	100.0%	$5,469.0	100.0%	$(348.1)	(6.4)%

Product Revenue
Product revenue is summarized as follows:

	For the Three Months Ended June 30,
(In millions, except percentages)	2022		2021		$ Change	% Change
Multiple Sclerosis (MS):
TECFIDERA	$397.9	19.4%	$487.6	21.8%	$(89.7)	(18.4)%
VUMERITY(1)	136.8	6.7	90.9	4.1	45.9	50.5
Total Fumarate	534.7	26.1	578.5	25.9	(43.8)	(7.6)
AVONEX	258.7	12.6	310.9	13.9	(52.2)	(16.8)
PLEGRIDY	91.5	4.5	89.5	4.0	2.0	2.2
Total Interferon	350.2	17.0	400.4	17.9	(50.2)	(12.5)
TYSABRI	516.2	25.1	524.2	23.4	(8.0)	(1.5)
FAMPYRA	25.5	1.2	26.1	1.2	(0.6)	(2.3)
Subtotal: MS	1,426.6	69.4	1,529.2	68.4	(102.6)	(6.7)

Spinal Muscular Atrophy:
SPINRAZA	431.1	21.0	499.7	22.3	(68.6)	(13.7)

Biosimilars:
BENEPALI	115.8	5.6	121.5	5.4	(5.7)	(4.7)
IMRALDI	57.6	2.8	55.6	2.5	2.0	3.6
FLIXABI	20.5	1.0	25.3	1.2	(4.8)	(19.0)
BYOOVIZ(2)	0.5	—	—	—	0.5	nm
Subtotal: Biosimilars	194.4	9.4	202.4	9.1	(8.0)	(4.0)

Other:
FUMADERM	2.7	0.1	3.1	0.1	(0.4)	(12.9)
ADUHELM	0.1	—	1.6	0.1	(1.5)	(93.8)
Total product revenue, net	$2,054.9	100.0%	$2,236.0	100.0%	$(181.1)	(8.1)%

(1) VUMERITY became commercially available in the E.U. during the fourth quarter of 2021.
(2) BYOOVIZ launched in the U.S. in June 2022 and will be commercially available in July 2022.
nm Not meaningful

	For the Six Months Ended June 30,
(In millions, except percentages)	2022		2021		$ Change	% Change
Multiple Sclerosis (MS):
TECFIDERA	$807.8	19.6%	$966.8	21.7%	$(159.0)	(16.4)%
VUMERITY(1)	264.8	6.4	164.6	3.7	100.2	60.9
Total Fumarate	1,072.6	26.0	1,131.4	25.4	(58.8)	(5.2)
AVONEX	488.3	11.8	622.0	14.0	(133.7)	(21.5)
PLEGRIDY	171.5	4.2	178.9	4.0	(7.4)	(4.1)
Total Interferon	659.8	16.0	800.9	18.0	(141.1)	(17.6)
TYSABRI	1,037.0	25.2	1,027.5	23.1	9.5	0.9
FAMPYRA	51.7	1.3	52.7	1.2	(1.0)	(1.9)
Subtotal: MS	2,821.1	68.5	3,012.5	67.7	(191.4)	(6.4)

Spinal Muscular Atrophy:
SPINRAZA	903.6	21.9	1,020.2	23.0	(116.6)	(11.4)

Biosimilars:
BENEPALI	230.5	5.6	243.2	5.5	(12.7)	(5.2)
IMRALDI	114.7	2.8	113.5	2.6	1.2	1.1
FLIXABI	43.0	1.0	50.8	1.1	(7.8)	(15.4)
BYOOVIZ(2)	0.5	—	—	—	0.5	nm
Subtotal: Biosimilars	388.7	9.4	407.5	9.2	(18.8)	(4.6)

Other:
FUMADERM	4.9	0.1	5.9	0.1	(1.0)	(16.9)
ADUHELM	2.9	0.1	1.6	—	1.3	81.3
Total product revenue, net	$4,121.2	100.0%	$4,447.7	100.0%	$(326.5)	(7.3)%

(1) VUMERITY became commercially available in the E.U. during the fourth quarter of 2021.
(2) BYOOVIZ launched in the U.S. in June 2022 and will be commercially available in July 2022.
nm Not meaningful

Multiple Sclerosis (MS)
Fumarate
Fumarate revenue includes sales from TECFIDERA and VUMERITY. During the fourth quarter of 2021 VUMERITY was approved for the treatment of relapsing-remitting MS (RRMS) in the E.U., Switzerland and the United Kingdom (U.K.).
For the three and six months ended June 30, 2022, compared to the same periods in 2021, the decreases of 6.9% and 2.4%, respectively, in U.S. Fumarate revenue were primarily due to decreases in TECFIDERA demand as a result of multiple TECFIDERA generic entrants in the U.S. market, partially offset by favorable pricing for TECFIDERA driven by discounts and allowances and increases in VUMERITY sales volumes.
For the three and six months ended June 30, 2022, compared to the same periods in 2021, the decreases of 8.2% and 7.4%, respectively, in rest of world Fumarate revenue were primarily due to TECFIDERA pricing reductions in certain European countries, the unfavorable impact of foreign currency exchange and decreases in TECFIDERA demand as multiple TECFIDERA generic entrants entered into markets such as Germany and Canada.
In 2020 U.S. federal courts in West Virginia and Delaware entered judgments in favor of the defendants in patent infringement proceedings relating to TECFIDERA Orange-Book listed patents. We appealed both decisions. In late 2021 the Federal Circuit affirmed the judgment of the West Virginia federal court. The appeals in the actions in Delaware are stayed pending any final action by the United States Supreme Court with respect to the judgment in the West Virginia Action.
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
In November 2021 the CHMP of the EMA issued an ad hoc opinion referencing the General Court’s decision which concluded that "the totality of the available data cannot establish that [monoethyl fumarate] exerts a clinically relevant therapeutic contribution within FUMADERM," and in May 2022 the EC approved applications to market generic TECFIDERA. Generic TECFIDERA is now for sale in the E.U. and we expect generic sales to have an adverse impact on our TECFIDERA sales in the E.U. and our results of operations. In June 2022 the European Patent Office granted Biogen a patent that relates to TECFIDERA and expires in 2028. We intend to enforce this new patent.
For additional information, please read Note 19, Litigation, to our condensed consolidated financial statements included in this report.
We expect that TECFIDERA revenue will continue to decline in 2022, compared to 2021, as a result of generic competition.
We expect an increase in VUMERITY sales volumes in 2022, compared to 2021, mostly due to demand growth in the U.S. and 14 other markets. We are currently working with our contract manufacturing suppliers to address potential supply constraints and have therefore delayed any additional country launches.

Interferon
For the three and six months ended June 30, 2022, compared to the same periods in 2021, the decreases of 17.9% and 21.2%, respectively, in U.S. Interferon revenue were primarily due to decreases in Interferon sales volumes of 15.5% and 15.1%, respectively, and decreases in pricing of 2.4% and 6.1%, respectively. The net declines in sales volumes reflect the continued decline of the Interferon market as patients transition to other higher efficacy and oral MS therapies.
For the three months ended June 30, 2022, compared to the same period in 2021, the decrease of 2.8% in rest of world Interferon revenue was primarily due to the unfavorable impact of foreign currency exchange.
For the six months ended June 30, 2022, compared to the same period in 2021, the decrease of 11.7% was primarily due to decreases in Interferon sales volumes resulting from the continued decline of the Interferon market, unfavorable pricing and the unfavorable impact of foreign currency exchange.
We expect that Interferon revenue will continue to decline in both the U.S. and rest of world markets in 2022, compared to 2021, as a result of increasing competition from other MS products, including biosimilars, and further pricing reductions in certain European markets.
TYSABRI
For the three months ended June 30, 2022, compared to the same period in 2021, the decrease of 2.6% in U.S. TYSABRI revenue was primarily due to a decrease in sales volumes, partially offset by an increase in pricing.
For the six months ended June 30, 2022, compared to the same period in 2021, U.S. TYSABRI revenue remained flat.
For the three and six months ended June 30, 2022, compared to the same periods in 2021, rest of world TYSABRI revenue remained flat.
We anticipate TYSABRI revenue to be relatively flat on a global basis in 2022, compared to 2021, despite increasing competition from additional treatments for MS. We expect to continue to face price reductions in certain European markets. We are also aware of a potential biosimilar entrant of TYSABRI that may enter the market as early as 2023.

Spinal Muscular Atrophy
SPINRAZA
For the three months ended June 30, 2022, compared to the same period in 2021, the decrease of 6.4% in U.S. SPINRAZA revenue was primarily due to a decrease in sales volumes resulting from increased competition and unfavorable pricing driven by higher rebates.
For the six months ended June 30, 2022, compared to the same period in 2021, the increase of 1.7% in U.S. SPINRAZA revenue was primarily due to an increase in sales volumes resulting from favorable channel dynamics in the first quarter of 2022.
For the three and six months ended June 30, 2022, compared to the same periods in 2021, the decreases of 16.9% for both periods in rest of world SPINRAZA revenue were primarily due to decreases in pricing of 7.3% and 6.8%, respectively, and decreases in sales volumes of 4.7% and 4.9%, respectively, resulting from increased competition in certain established markets, particularly Germany, and the timing of shipments, as well as the unfavorable impact of foreign currency exchange. The decreases were partially offset by sales volume growth in certain Asian markets.
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
Additionally, as a result of the final NCD we have substantially eliminated our commercial infrastructure supporting ADUHELM, retaining minimal resources to manage patient access programs, including a continued free drug program for patients currently on treatment in the U.S.
For additional information on our collaboration arrangements with Eisai, please read Note 17, Collaborative and Other Relationships, to our condensed consolidated financial statements included in this report.

Biosimilars
BENEPALI, IMRALDI, FLIXABI and BYOOVIZ
During the third quarter of 2021 BYOOVIZ, a biosimilar referencing LUCENTIS, was approved in the U.S., the E.U. and the U.K. BYOOVIZ launched in the U.S. in June 2022 and will be commercially available in July 2022 through major distributors in the U.S.
For the three and six months ended June 30, 2022, compared to the same periods in 2021, the decreases of 4.0% and 4.6%, respectively, in biosimilar revenue were primarily due to decreases in pricing in certain markets and the unfavorable impact of foreign currency exchange, partially offset by increases in sales volumes.
We anticipate a slight decline in revenue from our biosimilars business in 2022, despite the launch of BYOOVIZ in the U.S., and an anticipated modest increase in sales volumes as we continue to face price reductions in certain markets.
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

Biogen’s Share of Pre-tax Profits in the U.S. for RITUXAN and GAZYVA
The following tables provide a summary of amounts comprising our share of pre-tax profits in the U.S. for RITUXAN and GAZYVA:

	For the Three Months Ended June 30,
(In millions)	2022	2021
Product revenue, net	$443.1	$554.1
Cost and expense	70.1	77.9
Pre-tax profits in the U.S.	373.0	476.2
Biogen's share of pre-tax profits	$139.9	$178.8

	For the Six Months Ended June 30,
(In millions)	2022	2021
Product revenue, net	$898.1	$1,105.5
Cost and expense	129.9	152.1
Pre-tax profits in the U.S.	768.2	953.4
Biogen's share of pre-tax profits	$283.1	$352.9
For the three and six months ended June 30, 2022, compared to the same periods in 2021, the decreases in U.S. product revenue, net were primarily due to decreases in sales volumes of RITUXAN in the U.S. of 30.9% and 30.6%, respectively, primarily due to the onset of competition from multiple biosimilar products and decreases in GAZYVA sales volumes of 4.0% and 3.8%, respectively.
For the three and six months ended June 30, 2022, compared to the same periods in 2021, the decreases in collaboration costs and expense were primarily due to lower cost of sales, selling and marketing expense and distribution costs related to RITUXAN.
We are aware of several other anti-CD20 molecules, including biosimilar products, that have been approved and are competing with RITUXAN and GAZYVA in the oncology and other markets. Biosimilar products referencing RITUXAN have launched in the U.S. and are being offered at lower prices. This competition has had a significant adverse impact on the pre-tax profits of our collaboration arrangements with Genentech, as the sales of RITUXAN have decreased substantially compared to prior periods. We expect that biosimilar competition will continue to increase as these products capture additional market share and that this will have a significant adverse impact on our co-promotion profits in the U.S. in future years.
Other Revenue from Anti-CD20 Therapeutic Programs
Other revenue from anti-CD20 therapeutic programs consists of royalty revenue on sales of OCREVUS and our share of pre-tax co-promotion profits from RITUXAN in Canada.
For the three and six months ended June 30, 2022, compared to the same periods in 2021, the increases in other revenue from anti-CD20 therapeutic programs were primarily due to sales growth of OCREVUS.
Royalty revenue recognized on sales of OCREVUS for the three and six months ended June 30, 2022, totaled $291.8 million and $544.1 million, respectively, compared to $257.0 million and $466.3 million, respectively, in the prior year comparative periods.
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

Other Revenue
Other revenue is summarized as follows:

	For the Three Months Ended June 30,
(In millions, except percentages)	2022		2021		$ Change	% Change
Revenue from collaborative and other relationships	$6.4	6.5%	$5.5	5.6%	$0.9	16.4%
Other royalty and corporate revenue	91.5	93.5	93.5	94.4	(2.0)	(2.1)
Total other revenue	$97.9	100.0%	$99.0	100.0%	$(1.1)	(1.1)%

	For the Six Months Ended June 30,
(In millions, except percentages)	2022		2021		$ Change	% Change
Revenue from collaborative and other relationships	$14.4	8.8%	$9.4	4.9%	$5.0	53.2%
Other royalty and corporate revenue	149.6	91.2	182.9	95.1	(33.3)	(18.2)
Total other revenue	$164.0	100.0%	$192.3	100.0%	$(28.3)	(14.7)%
Revenue from Collaborative and Other Relationships
Revenue from collaborative and other relationships primarily includes royalty revenue on biosimilar products from Samsung Bioepis.
For additional information on our collaborative arrangements with Samsung Bioepis, please read Note 17, Collaborative and Other Relationships, to our condensed consolidated financial statements included in this report.
Other Royalty and Corporate Revenue
We receive royalties from net sales on products related to patents that we have out-licensed and we record other corporate revenue primarily from amounts earned under contract manufacturing agreements.
For the three and six months ended June 30, 2022, compared to the same periods in 2021, the decreases in other corporate revenue were primarily due to lower contract manufacturing revenue related to the timing of batch releases.
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

Reserves for discounts, contractual adjustments and returns that reduced gross product revenue are summarized as follows:

For the Three and Six Months Ended
June 30, 2022 and 2021
(In millions)
$839.8
$0.3
$668.1
$171.4
$976.9
$4.2
$782.0
$190.7
$1,625.8
$1.8
$1,287.4
$336.6
$1,911.2
$9.0
$1,525.5
$376.7
Q2 '22
Q2 '21
YTD '22
YTD '21
Discounts
Contractual adjustments
Returns

For the three and six months ended June 30, 2022, reserves for discounts and allowances as a percentage of gross product revenue were 29.2% and 28.1%, respectively, compared to 29.2% and 28.6%, respectively, in the prior year comparative periods.
Discounts
Discounts include trade term discounts and wholesaler incentives.
For the three and six months ended June 30, 2022, compared to the same periods in 2021, the decreases in discounts were primarily driven by decreases in gross sales.
Contractual Adjustments
Contractual adjustments primarily relate to Medicaid and managed care rebates in the U.S., pharmacy rebates, co-payment (copay) assistance, Veterans Administration, 340B discounts, specialty pharmacy program fees and other government rebates or applicable allowances.
For the three and six months ended June 30, 2022, compared to the same periods in 2021, the decreases in contractual adjustments were primarily driven by lower TECFIDERA sales in the U.S., resulting in lower pharmacy rebates, Medicaid rebates and managed care rebates, as well as lower Medicaid rebates in the U.S. driven by a favorable change in estimates for VUMERITY.
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
For the three and six months ended June 30, 2022, compared to the same periods in 2021, return reserves were relatively consistent.
For additional information on our revenue reserves, please read Note 4, Revenue, to our condensed consolidated financial statements included in this report.

Cost and Expense
A summary of total cost and expense is as follows:

	For the Three Months Ended June 30,
(In millions, except percentages)	2022	2021	% Change	$ Change
Cost of sales, excluding amortization and impairment of acquired intangible assets	$484.0	$459.7	5.3%	$24.3
Research and development	528.6	585.1	(9.7)	(56.5)
Selling, general and administrative	572.6	637.3	(10.2)	(64.7)
Amortization and impairment of acquired intangible assets	67.5	604.1	(88.8)	(536.6)
Collaboration profit (loss) sharing	29.4	(15.2)	(293.4)	44.6
(Gain) loss on fair value remeasurement of contingent consideration	(4.5)	0.3	nm	(4.8)
Acquired in-process research and development	—	18.0	nm	(18.0)
Restructuring charges	70.6	—	nm	70.6
Other (income) expense, net	(428.6)	(96.4)	344.6	(332.2)
Total cost and expense	$1,319.6	$2,192.9	(39.8)%	$(873.3)

	For the Six Months Ended June 30,
(In millions, except percentages)	2022	2021	% Change	$ Change
Cost of sales, excluding amortization and impairment of acquired intangible assets	$1,237.9	$937.8	32.0%	$300.1
Research and development	1,080.3	1,099.3	(1.7)	(19.0)
Selling, general and administrative	1,207.5	1,232.3	(2.0)	(24.8)
Amortization and impairment of acquired intangible assets	134.4	702.2	(80.9)	(567.8)
Collaboration profit (loss) sharing	(87.9)	53.3	(264.9)	(141.2)
(Gain) loss on fair value remeasurement of contingent consideration	(11.6)	(33.5)	(65.4)	21.9
Acquired in-process research and development	—	18.0	nm	(18.0)
Restructuring charges	108.7	—	nm	108.7
Other (income) expense, net	(165.3)	410.5	(140.3)	(575.8)
Total cost and expense	$3,504.0	$4,419.9	(20.7)%	$(915.9)

nm Not meaningful

Cost of Sales, Excluding Amortization and Impairment of Acquired Intangible Assets
Product Cost of Sales
For the three months ended June 30, 2022, compared to the same period in 2021, the increase in product cost of sales was primarily due to product mix and higher cost of sales associated with contract manufacturing agreements.
For the six months ended June 30, 2022, compared to the same period in 2021, the increase in product cost of sales was primarily due to the write-off of ADUHELM inventory during the first quarter of 2022. During the first quarter of 2022 we recorded approximately $275.0 million of gross charges associated with inventory and purchase commitments in excess of forecasted demand related to ADUHELM, as well as approximately $45.0 million of gross idle capacity charges. We have recognized approximately $160.0 million related to Eisai's 45.0% share of these charges in collaboration profit (loss) sharing within our condensed consolidated statements of income for the six months ended June 30, 2022.
During 2022 we recorded approximately $72.0 million of gross idle capacity charges. We have recognized approximately $32.0 million related to Eisai's 45.0% share of these charges in collaboration profit (loss) sharing within our condensed consolidated statements of income for the six months ended June 30, 2022.
For the three and six months ended June 30, 2022, compared to the same periods in 2021, the decreases in royalty cost of sales were primarily due to lower royalties payable on lower sales of SPINRAZA, TYSABRI and AVONEX, partially offset by higher royalties payable on higher sales of VUMERITY.
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
For the three months ended June 30, 2022, compared to the same period in 2021, the decrease in research and development expense was primarily due to higher milestone payments in 2021.
For the six months ended June 30, 2022, compared to the same period in 2021, the decrease in research and development expense was primarily due to higher milestone payments in 2021, partially offset by an increase in spending related to lecanemab, the advancement of BIIB059 (anti-BDCA2) for the potential treatment of systemic lupus erytheatosus (SLE), the development of mosunetuzumab, a late-stage bispecific antibody in development for B-cell non-Hodgkin's lymphoma and other therapeutic areas, the development of BIIB124 (SAGE-324) for the potential treatment of essential tremor, which we are developing in collaboration with Sage, the development of BIIB122 (DNL151) for the potential treatment of Parkinson's disease, which we are developing in collaboration with Denali Therapeutics Inc. (Denali), and the development of BIIB135 (orelabrutinib) for the potential treatment of MS.
In 2021 we recorded significant upfront payments related to our new collaborations as part of research and development expense. Excluding upfront payments, we expect our core research and development expense in 2022 to be consistent with 2021 as we continue to invest in our pipeline. We intend to continue committing significant resources to targeted research and development opportunities where there is a significant unmet need and where a drug candidate has the potential to be highly differentiated.

Early Stage Programs
For the three and six months ended June 30, 2022, compared to the same periods in 2021, the decreases in spending related to our early stage programs were primarily due to decreases in costs associated with:
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
•an increase in spending in the development of BIIB135 for the potential treatment of MS; and
•an increase in spending in the development of BIIB059 for the potential treatment of cutaneous lupus erythematosus (CLE).
Late Stage Programs
For the three months ended June 30, 2022, compared to the same period in 2021, the increase in spending associated with our late stage programs was primarily due to an increase in costs associated with:
•the increase in spending related to lecanemab; and
•an increase in spending related to mosunetuzumab, a late-stage bispecific antibody in development for B-cell non-Hodgkin's lymphoma and other therapeutic areas.
The increase was partially offset by a decrease in costs associated with:
•the discontinuation of BIIB111 (timrepigene emparvovec) in choroideremia.
For the six months ended June 30, 2022, compared to the same period in 2021, the decrease in spending associated with our late stage programs was primarily due to a decrease in costs associated with:
•the advancement of ADUHELM from late stage to marketed upon the accelerated approval of ADUHELM in the U.S.; and
•the discontinuation of BIIB111 (timrepigene emparvovec) in choroideremia.
The decrease was partially offset by an increase in costs associated with:
•the advancement of BIIB059 for the potential treatment of SLE into late stage;
•an increase in spending related to lecanemab; and
•an increase in spending related to mosunetuzumab.
Marketed Programs
For the three and six months ended June 30, 2022, compared to the same periods in 2021, the increases in spending associated with our marketed programs were primarily due to increases in costs associated with:
•the advancement of ADUHELM from late stage to marketed upon the accelerated approval of ADUHELM in the U.S.
In March 2019 Eisai initiated a global Phase 3 trial for the development of lecanemab in early Alzheimer's disease. Under our collaboration arrangement, Eisai serves as the lead of lecanemab development and regulatory submissions globally with both companies co-commercializing and co-promoting the product, and Eisai having final decision-making authority. All costs, including research, development, sales and marketing expense, are shared equally between us and Eisai. In July 2022 Eisai completed the submission of a BLA to the FDA for the accelerated approval of lecanemab.
As of June 30, 2022, we had approximately $71.5 million of work-in-process inventory related to lecanemab. We plan to continue producing inventory and are also procuring raw materials associated with this production. If the lecanemab Phase 3 study receives a negative readout, or if the program does not receive regulatory approval, we would expect to expense inventory on hand at that time as research and development expense and, under the terms of the collaboration arrangement with Eisai to jointly develop and commercialize lecanemab, we and Eisai would share the costs equally.

For additional information on our collaboration arrangements with Eisai, please read Note 17, Collaborative and Other Relationships, to our condensed consolidated financial statements included in this report.
Selling, General and Administrative
For the three and six months ended June 30, 2022, compared to the same periods in 2021, selling, general and administrative expense decreased by approximately 10.2% and 2.0%, respectively, primarily due cost-reduction measures realized during 2022, partially offset by gross ADUHELM commercialization expense of approximately $27.0 million and $107.0 million, respectively.
As a result of the final NCD we have substantially eliminated our commercial infrastructure supporting ADUHELM, retaining minimal resources to manage patient access programs, including a continued free drug program for patients currently on treatment in the U.S.
Beginning in the second quarter of 2021 reimbursement from Eisai for its share of U.S. ADUHELM selling, general and administrative expense is recognized in collaboration profit (loss) sharing in our condensed consolidated statements of income.
In 2022 we expect selling, general and administrative costs to decline versus 2021 primarily driven by the implementation of our cost savings initiatives, which include the substantial elimination of our commercial infrastructure supporting ADUHELM as well as other cost-reduction measures.
Amortization and Impairment of Acquired Intangible Assets
Our amortization expense is based on the economic consumption and impairment of intangible assets. Our most significant amortizable intangible assets are related to our TYSABRI, AVONEX, SPINRAZA, VUMERITY and TECFIDERA (rest of world) products and other programs acquired through business combinations.
For the three and six months ended June 30, 2022, compared to the same periods in 2021, the decreases in amortization and impairment of acquired intangible assets were primarily related to impairment charges recorded in 2021. For the three and six months ended June 30, 2022, we had no impairment charges.
For the three months ended June 30, 2021, amortization and impairment of acquired intangible assets reflects a $350.0 million impairment charge related to BIIB111 for the potential treatment of choroideremia and a $191.6 million impairment charge related to BIIB112 for the potential treatment of X-linked retinitis pigmentosa.
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
As of June 30, 2022, the carrying value associated with the remaining IPR&D intangible asset for DPN was $119.2 million and the fair value of this asset was not significantly in excess of its carrying value. We will reassess the carrying value of this program upon conclusion of the ongoing clinical trial or sooner if there is a reevaluation event and may record an impairment charge related to this asset.
BIIB111 and BIIB112
During the second quarter of 2021 we announced that our Phase 3 STAR study of BIIB111 did not meet its primary or key secondary endpoints. We reassessed the fair value of the program based on the results of this study and recognized an impairment charge of $350.0 million during the second quarter of 2021, which resulted in a reduction of the IPR&D intangible asset from $365.0 million to $15.0 million.
During the second quarter of 2021 we announced that our Phase 2/3 XIRIUS study of BIIB112 did not meet its primary endpoint; however, positive trends were observed across several clinically relevant prespecified secondary endpoints. We reassessed the fair value of the program based on the results of this study and recognized an impairment charge of $191.6 million during the second quarter of 2021, which resulted in a reduction of the IPR&D intangible asset from $220.0 million to $28.4 million.
In the third quarter of 2021 we suspended further development on these programs based on the decision by management as part of its strategic review process. For the year ended December 31, 2021, we recognized additional impairment charges related to BIIB111 and BIIB112, reducing the remaining book values of these IPR&D intangible assets to zero.
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
For the three and six months ended June 30, 2022, we recognized net profit-sharing expense of $58.3 million and $122.7 million, respectively, to reflect Samsung Bioepis' 50.0% sharing of the net collaboration profits compared to a net profit-sharing expense of $69.9 million and $138.4 million, respectively, in the prior year comparative periods.
For the three and six months ended June 30, 2022, we recognized a net reduction to our operating expense of $28.9 million and $210.6 million, respectively, to reflect Eisai's 45.0% share of net collaboration losses in the U.S., compared to $40.1 million in each of the prior year comparative periods.
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
For the three and six months ended June 30, 2022, compared to the same periods in 2021, changes in the fair value of our contingent consideration obligations were primarily due to increases in the discount rates used to revalue these obligations and delays in the expected timing of the achievement of certain remaining developmental milestones related to our vixotrigine programs.

Restructuring Charges
2022 Cost Saving Initiatives
In December 2021 and May 2022 we announced our plans to implement a series of cost-reduction measures during 2022. These savings are being achieved through a number of initiatives, including reductions to our workforce, the substantial elimination of our commercial ADUHELM infrastructure, the consolidation of certain real estate locations and operating efficiencies across our selling, general and administrative and research and development functions.
Under these initiatives, we expect to incur restructuring charges ranging from approximately $130.0 million to $150.0 million. These amounts are primarily related to severance and are expected to be substantially incurred and paid by the end of 2022.
For the three and six months ended June 30, 2022, we recognized approximately $70.6 million and $108.7 million, respectively, of pre-tax restructuring charges related to our 2022 cost saving initiatives, of which approximately $60.9 million and $88.6 million, respectively, consisted of employee severance costs. These costs were recorded in restructuring charges in our condensed consolidated statements of income. Our restructuring reserve is included in accrued expense and other in our condensed consolidated balance sheets.
Following an evaluation of our current capacity needs, in March 2022 we ceased using a patient services office space in Durham, North Carolina. Our decision to cease use of the facility resulted in the immediate expense of certain leasehold improvements and other assets at this facility. As a result, for the six months ended June 30, 2022, we recognized approximately $10.4 million of accelerated depreciation expense, which was recorded in restructuring charges in our condensed consolidated statements of income. In May 2022 we entered into a lease assignment agreement whereby we assigned our remaining lease obligations to an external third party. As a result of the lease assignment, we derecognized the related operating lease obligation and right-of-use asset as of June 30, 2022.
For the three and six months ended June 30, 2022, we recorded other restructuring costs of approximately $9.7 million, which were recorded in restructuring charges in our condensed consolidated statements of income. Other restructuring costs includes items such as facility closure costs, employee non-severance expense, asset write-offs and other costs.
The following table summarizes the charges and spending related to our 2022 workforce reductions for the three and six months ended June 30, 2022:

(In millions)	Total
Restructuring reserve as of December 31, 2021	$—
Expense	27.7
Payment	(6.2)
Restructuring reserve as of March 31, 2022	21.5
Expense	60.9
Payment	(29.7)
Adjustment	(0.5)
Restructuring reserve as of June 30, 2022	$52.2

Other (Income) Expense, Net
For the three and six months ended June 30, 2022, compared to the same periods in 2021, the changes in other (income) expense, net primarily reflect a pre-tax gain of approximately $1.5 billion related to the sale of our 49.9% equity interest in Samsung Bioepis during the second quarter of 2022, partially offset by a pre-tax charge in connection with a litigation agreement in principle, as discussed below.
During the second quarter of 2022 we recorded a pre-tax charge of $900.0 million, plus estimated fees and expenses, related to an agreement in principle to resolve a qui tam litigation relating to conduct prior to 2015. This charge is included within other (income) expense, net in our condensed consolidated statements of income for the three and six months ended June 30, 2022. In the period paid, the settlement amount plus all related fees and expenses will have a material adverse impact on our cash flow. For additional information on the litigation agreement in principle, please read Note 19, Litigation, to our condensed consolidated financial statements included in this report.
For the three months ended June 30, 2022, net unrealized losses and realized losses on our holdings in equity securities were approximately $76.5 million and $0.7 million, respectively, compared to net unrealized gains and realized gains of approximately $153.9 million and $0.4 million, respectively, in the prior year comparative period. The net unrealized losses recognized during the three months ended June 30, 2022, primarily reflect a decrease in the aggregate fair value of our investments in Sangamo Therapeutics, Inc. (Sangamo) and Denali common stock of approximately $75.3 million.
For the six months ended June 30, 2022, net unrealized losses and realized losses on our holdings in equity securities were approximately $267.4 million and $0.5 million, respectively, compared to net unrealized losses and realized gains of $288.4 million and $6.6 million, respectively, in the prior year comparative period. The net unrealized losses recognized during the six months ended June 30, 2022, primarily reflect a decrease in the aggregate fair value of our investments in Denali, Sangamo and Sage common stock of approximately $277.1 million.
For additional information on the sale of our equity interest in Samsung Bioepis, please read Note 2, Dispositions, to our condensed consolidated financial statements included in this report.
Income Tax Provision

For the Three and Six Months Ended
June 30, 2022 and 2021
(In millions, except percentages)
$216.7
17.1%
$(409.1)
(70.3)%
$342.3
21.2%
$(364.9)
(34.8)%
Q2 '22
Q2 '21
YTD '22
YTD '21
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
For the three and six months ended June 30, 2022, compared to the same periods in 2021, the increases in our effective tax rate were primarily due to the overall current year unfavorable tax rate impact on the sale of our equity interest in Samsung Bioepis in April 2022, the litigation agreement in principle and the tax benefit recorded in the second quarter of 2021 related to the Neurimmune SubOne AG (Neurimmune) deferred tax asset matter, as discussed below. These effective tax rate increases were partially offset by the non-cash tax effects of changes in the value of our equity instruments and the current year tax benefits recorded in the second quarter of 2022 related to an international reorganization to align with global tax developments.
For the six months ended June 30, 2022, compared to the same period in 2021, our effective tax rate also increased as a result of the Neurimmune valuation allowance recorded in the first quarter of 2022.
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
For additional information on the litigation agreement in principle, please read Note 19, Litigation, to our condensed consolidated financial statements included in this report.
For additional information on our collaboration arrangement with Neurimmune, please read Note 18, Investments in Variable Interest Entities, to these condensed consolidated financial statements.
For additional information on our income taxes please read Note 15, Income Taxes, to our condensed consolidated financial statements included in this report.
Equity in (Income) Loss of Investee, Net of Tax
In February 2012 we entered into a joint venture agreement with Samsung BioLogics establishing an entity, Samsung Bioepis, to develop, manufacture and market biosimilar products.
In April 2022 we completed the sale of our 49.9% equity interest in Samsung Bioepis to Samsung BioLogics. Following the sale of Samsung Bioepis we no longer recognize gains or losses associated with Samsung Bioepis' results of operations and amortization related to basis differences.
Prior to this sale, we recognized our share of the results of operations related to our investment in Samsung Bioepis under the equity method of accounting one quarter in arrears when the results of the entity became available, which was reflected as equity in (income) loss of investee, net of tax in our condensed consolidated statements of income. We recognized amortization on certain basis differences resulting from our November 2018 investment.
For the three and six months ended June 30, 2022, we recognized net income on our investment of $5.9 million and $2.6 million, respectively, reflecting our share of Samsung Bioepis' operating profits, net of tax totaling $13.0 million and $17.0 million, respectively, offset by amortization of basis differences totaling $7.1 million and $14.4 million, respectively. These amounts reflect our share of results prior to the sale of Samsung Bioepis as the results are recognized one quarter in arrears.
For the three and six months ended June 30, 2021, we recognized net income on our investment of $34.3 million and $16.1 million, respectively, reflecting our share of Samsung Bioepis' operating income, net of tax totaling $41.6 million and $30.6 million, respectively, and amortization of basis differences totaling $7.3 million and $14.5 million, respectively.
For additional information on the sale of our equity interest in Samsung Bioepis, please read Note 2, Dispositions, to our condensed consolidated financial statements included in this report.
For additional information on our collaboration arrangements with Samsung Bioepis, please read Note 17, Collaborative and Other Relationships, to our condensed consolidated financial statements included in this report.
Noncontrolling Interests, Net of Tax

For the Three and Six Months Ended
June 30, 2022 and 2021
(In millions)
$0.7
$577.0
$(84.6)
$571.4
Q2 '22
Q2 '21
YTD '22
YTD '21

Our condensed consolidated financial statements include the financial results of our variable interest entity, Neurimmune, as we determined that we are the primary beneficiary.
For the three and six months ended June 30, 2022, compared to the same periods in 2021, the changes in net income (loss) attributable to noncontrolling interests, net of tax were primarily due to a deferred tax benefit recorded in the second quarter of 2021, as discussed below.
During the second quarter of 2021 we recorded a deferred tax benefit associated with the accelerated approval of ADUHELM by the FDA in the U.S. We recorded a net deferred tax asset of approximately $490.0 million related to Neurimmune's tax basis in ADUHELM, the realization of which is dependent on future sales of ADUHELM and approval of the Swiss cantonal tax authorities, with an equal and offsetting amount assigned to net income (loss) attributable to noncontrolling interest, net of tax in our condensed consolidated statements of income, resulting in a zero net impact to net income attributable to Biogen Inc.
During the first quarter of 2022 we recorded a valuation allowance of approximately $85.0 million related to this deferred tax asset. There is an equal and offsetting amount assigned to net income (loss) attributable to noncontrolling interests, net of tax in our condensed consolidated statements of income, resulting in a zero net impact to net income attributable to Biogen Inc.
For the three and six months ended June 30, 2021, the changes in net income (loss) attributable to noncontrolling interests, net of tax were also due to the $100.0 million milestone payment to Neurimmune related to the launch of ADUHELM in the U.S. during the second quarter of 2021.
For additional information on our collaboration agreement with Neurimmune, please read Note 18, Investments in Variable Interest Entities, to our condensed consolidated financial statements included in this report.
For additional information on our income taxes please read Note 15, Income Taxes, to our condensed consolidated financial statements included in this report.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Our financial condition is summarized as follows:

(In millions, except percentages)	As of June 30, 2022	As of December 31, 2021	Change %
Financial assets:
Cash and cash equivalents	$2,646.6	$2,261.4	17.0%
Marketable securities — current	2,151.3	1,541.1	39.6
Marketable securities — non-current	1,102.9	892.0	23.6
Total cash, cash equivalents and marketable securities	$5,900.8	$4,694.5	25.7%
Borrowings:
Current portion of notes payable	$999.8	$999.1	0.1%
Notes payable	6,277.4	6,274.0	0.1
Total borrowings	$7,277.2	$7,273.1	0.1%
Working capital:
Current assets	$9,740.9	$7,856.5	24.0%
Current liabilities	(5,018.0)	(4,298.2)	16.7
Total working capital	$4,722.9	$3,558.3	32.7%
For the six months ended June 30, 2022, certain significant cash flows were as follows:
•$990.3 million in net proceeds received from the sale of our equity interest in Samsung Bioepis;
•$898.3 million in net cash flow provided by operating activities;
•$500.0 million used for share repurchases;
•$443.2 million in total net payments for income taxes; and
•$94.8 million used for purchases of property, plant and equipment.
Overview
We have historically financed and expect to continue to fund our operating and capital expenditures primarily through cash flow earned through our operations as well as our existing cash resources. We believe generic competition for TECFIDERA in the U.S. and other markets will continue to reduce our cash flow from operations in 2022 and will have a significant adverse impact on our future cash flow from operations. During the second quarter of 2022 we recorded a pre-tax charge of $900.0 million, plus estimated fees and expenses, related to an agreement in principle to resolve a qui tam litigation relating to conduct prior to 2015. In the period paid, the settlement amount plus all related fees and expenses will have a material adverse impact on our cash flow. Additionally, in July 2022 we redeemed our 3.625% Senior Notes due September 15, 2022, with an aggregate principal amount of $1.0 billion.
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
For additional information on the litigation agreement in principle, please read Note 19, Litigation, to our condensed consolidated financial statements included in this report.
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
As of June 30, 2022, we had cash, cash equivalents and marketable securities totaling approximately $5.9 billion compared to approximately

$4.7 billion as of December 31, 2021. The change in cash, cash equivalents and marketable securities at June 30, 2022, from December 31, 2021, was primarily due to proceeds received from the sale of our equity interest in Samsung Bioepis and net cash flow provided by operating activities, partially offset by share repurchases.
Investments and other assets in our condensed consolidated balance sheets as of December 31, 2021, include the carrying value of our investment in Samsung Bioepis of $599.9 million. In April 2022 we completed the sale of our 49.9% equity interest in Samsung Bioepis to Samsung BioLogics. Under the terms of this transaction, we received approximately $1.0 billion in cash at closing and expect to receive approximately $1.3 billion in cash to be deferred over two payments of approximately $812.5 million due at the first anniversary and approximately $437.5 million due at the second anniversary of the closing of the transaction.
We are also eligible to receive up to an additional $50.0 million upon the achievement of certain commercial milestones. If any payments due to us remain outstanding after the second anniversary of the closing of the transaction, we may elect to receive shares of Samsung BioLogics common stock at a 5.0% discount in lieu of a cash payment for the remaining amount due. Currently, we believe that the likelihood of Samsung BioLogics failing to make timely payments to us for the amounts due is remote.
For additional information on the sale of our equity interest in Samsung Bioepis, please read Note 2, Dispositions, to our condensed consolidated financial statements included in this report.
The following table summarizes the fair value of our significant common stock investments:

(In millions)	June 30, 2022	December 31, 2021
Denali	$391.7	$550.7
Sangamo	100.0	173.7
Sage	187.4	231.9
Ionis	106.5	87.5
	$785.6	$1,043.8
For additional information on our collaboration arrangements with Samsung Bioepis, Sangamo, Denali and Sage, please read Note 17, Collaborative and Other Relationships, to our condensed consolidated financial statements included in this report.
For additional information on our collaboration arrangements with Ionis, please read Note 18, Collaborative and Other Relationships, to our consolidated financial statements included in our 2021 Form 10-K.
Capital Expenditures
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
For a summary of the fair and carrying values of our outstanding borrowings as of June 30, 2022 and December 31, 2021, please read Note 7, Fair Value Measurements, to our condensed consolidated financial statements included in this report.

Credit Facility
In January 2020 we entered into a $1.0 billion, five-year senior unsecured revolving credit facility under which we are permitted to draw funds for working capital and general corporate purposes. The terms of the revolving credit facility include a financial covenant that requires us not to exceed a maximum consolidated leverage ratio. As of June 30, 2022 and December 31, 2021, we had no outstanding borrowings and were in compliance with all covenants under this facility.
Working Capital
Working capital is defined as current assets less current liabilities. Working capital was $4.7 billion and $3.6 billion as of June 30, 2022 and December 31, 2021, respectively. The change in working capital reflects an increase in total current assets of approximately $1,884.4 million and a increase in total current liabilities of approximately $719.8 million.
The increase in total current assets was primarily driven by the receipt of approximately $990.3 million in cash, net of expenses, and the recording of a receivable from Samsung BioLogics for approximately $788.1 million as part of the sale of our equity interest in Samsung Bioepis in the second quarter of 2022.
The increase in current liabilities was primarily due to an increase in accrued expense and other resulting from a pre-tax charge of $900.0 million in connection with a litigation agreement in principle reached during the second quarter of 2022.
Share Repurchase Programs
In October 2020 our Board of Directors authorized our 2020 Share Repurchase Program, which is a program to repurchase up to $5.0 billion of our common stock. Our 2020 Share Repurchase Program does not have an expiration date. All share repurchases under our 2020 Share Repurchase Program will be retired. Under our 2020 Share Repurchase Program, we repurchased and retired approximately 2.4 million shares of our common stock at a cost of approximately $500.0 million during the three and six months ended June 30, 2022. During the three and six months ended June 30, 2021, we repurchased and retired approximately 1.6 million and 3.8 million shares of our common stock at a cost of approximately $450.0 million and $1.1 billion, respectively. Approximately $2.3 billion remained available under our 2020 Share Repurchase Program as of June 30, 2022.
Cash Flow
The following table summarizes our cash flow activity:

	For the Six Months Ended June 30,
(In millions, except percentages)	2022	2021	% Change
Net cash flow provided by (used in) operating activities	$898.3	$1,996.3	(55.0)%
Net cash flow provided by (used in) investing activities	45.5	(217.4)	120.9
Net cash flow provided by (used in) financing activities	(488.0)	(1,349.5)	(63.8)
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
For the six months ended June 30, 2022, compared to the same period in 2021, the decrease in net cash flow provided by operating activities was primarily due to to lower net income in 2022, timing of payments and higher net income tax payments in 2022 as compared to the same period in 2021.
Investing Activities
For the six months ended June 30, 2022, compared to the same period in 2021, the increase in net cash flow provided by investing activities was primarily due to proceeds received from the sale of our equity interest in Samsung Bioepis of $990.3 million, net of expenses, during the second quarter of 2022.
Financing Activities
For the six months ended June 30, 2022, compared to the same period in 2021, the decrease in net cash flow used in financing activities was primarily due to a greater number of shares repurchased in 2021 as compared to the comparative period in 2022. Additionally, we executed our Exchange Offer in the first quarter of 2021, which resulted in net cash outflows of $170.0 million.
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
VUMERITY
In October 2019 the FDA approved VUMERITY for the treatment of RMS. During the fourth quarter of 2021 VUMERITY was approved for the treatment of RRMS in the E.U., Switzerland and the U.K. Under our agreement with Alkermes Pharma Ireland Limited, a subsidiary of Alkermes plc (Alkermes), we make royalty payments to Alkermes on worldwide net sales of VUMERITY using a royalty rate of 15.0%, which are recognized as cost of sales in our condensed consolidated statements of income.
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
Contingent Development, Regulatory and Commercial Milestone Payments
Based on our development plans as of June 30, 2022, we could trigger potential future milestone payments to third parties of up to approximately $9.6 billion, including approximately $1.9 billion in development milestones, approximately $0.8 million in regulatory milestones and approximately $6.9 billion in commercial milestones, as part of our various collaborations, including licensing and development programs. Payments under these agreements generally become due and payable upon achievement of certain development, regulatory or commercial milestones. Because the achievement of these milestones was not considered probable as of June 30, 2022, such contingencies have not been recorded in our financial statements. Amounts related to contingent milestone payments are not considered contractual obligations as they are contingent on the successful achievement of certain development, regulatory or commercial milestones.
If certain clinical and commercial milestones are met, we may pay up to $39.7 million in milestones in 2022 under our current agreements.
For additional information on our collaboration arrangements with Eisai, please read Note 17, Collaborative and Other Relationships, to our condensed consolidated financial statements included in this report.
Other Funding Commitments
As of June 30, 2022, we have several ongoing clinical studies in various clinical trial stages. Our most significant clinical trial expenditures are to contract research organizations (CROs). The contracts with CROs are generally cancellable, with notice, at our option. We recorded accrued expense of approximately $18.8 million in our condensed consolidated balance sheet for expenditures incurred by CROs as of June 30, 2022. We have approximately $986.5 million in cancellable future commitments based on existing CRO contracts as of June 30, 2022.
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
Tax Related Obligations
We exclude liabilities pertaining to uncertain tax positions from our summary of contractual obligations as we cannot make a reliable estimate of the period of cash settlement with the respective taxing authorities. As of June 30, 2022, we have approximately $104.7 million of liabilities associated with uncertain tax positions.
As of June 30, 2022 and December 31, 2021, we have accrued income tax liabilities of approximately $558.0 million and $633.0 million, respectively, under a one-time mandatory deemed repatriation tax on accumulated foreign subsidiaries' previously untaxed foreign earnings (the Transition Toll Tax). Of the amounts accrued as of June 30, 2022, approximately $137.8 million is expected to be paid within one year. The Transition Toll Tax will be paid in installments over an eight-year period, which started in 2018, and will not accrue interest.
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
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are subject to certain risks that may affect our results of operations, cash flow and fair values of assets and liabilities, including volatility in foreign currency exchange rates, interest rate movements and equity price exposure as well as changes in economic conditions in the markets in which we operate as a result of the COVID-19 pandemic and the conflict in Ukraine. We manage the impact of foreign currency exchange rates and interest rates through various financial instruments, including derivative instruments such as foreign currency forward contracts, interest rate lock contracts and interest rate swap contracts.

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
During the second quarter of 2018 the International Practices Task Force of the Center for Audit Quality categorized Argentina as a country with a projected three-year cumulative inflation rate greater than 100.0%, which indicated that Argentina's economy is highly inflationary. This categorization did not have a material impact on our results of operations or financial position as of June 30, 2022, and is not expected to have a material impact on our results of operations or financial position in the future.
Revenue and Operating Expense Hedging Program
Our foreign currency hedging program is designed to mitigate, over time, a portion of the impact resulting from volatility in exchange rate changes on revenue and operating expense. We use foreign currency forward contracts and foreign currency options to manage foreign currency risk, with the majority of our forward contracts and options used to hedge certain forecasted revenue and operating expense transactions denominated in foreign currencies in the next 15 months. We do not engage in currency speculation. For a more detailed disclosure of our revenue and operating expense hedging program, please read Note 9, Derivative Instruments, to our condensed consolidated financial statements included in this report.
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
The following quantitative information includes the impact of currency movements on forward contracts used in our revenue, operating expense and balance sheet hedging programs. As of June 30, 2022 and December 31, 2021, a hypothetical adverse 10.0% movement in foreign currency exchange rates compared to the U.S. dollar across all maturities would result in a hypothetical decrease in the fair value of forward contracts of approximately $245.5 million and $333.1 million, respectively. The estimated fair value change was determined by measuring the impact of the hypothetical exchange rate movement on outstanding forward contracts. Our use of this methodology to quantify the market risk of such instruments is subject to assumptions and actual impact could be significantly different. The quantitative information about market risk is limited because it does not take into account all foreign currency operating transactions.
Net Investment Hedge Program
Our net investment hedging program was designed to mitigate currency fluctuations between the U.S. dollar and the South Korean won as a result of our approximately 49.9% ownership interest in Samsung Bioepis. In April 2022 we completed the sale of our 49.9% equity interest in Samsung Bioepis to Samsung BioLogics and closed these foreign currency forward contracts.
For additional information on the sale of our equity interest in Samsung Bioepis, please read Note 2, Dispositions, to our condensed consolidated financial statements included in this report.
Interest Rate Risk
Our investment portfolio includes cash equivalents and short-term investments. The fair value of our marketable securities is subject to change as a result of potential changes in market interest rates. The potential change in fair value for interest rate sensitive instruments has been assessed on a hypothetical 100 basis point adverse movement across all maturities. As of June 30, 2022 and December 31, 2021, we estimate that such hypothetical 100 basis point adverse movement would result in a hypothetical loss in fair value of approximately $9.9 million and $14.3 million, respectively, to our interest rate sensitive instruments. The fair values of our investments were determined using third-party pricing services or other market observable data.
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
We operate in certain countries where weakness in economic conditions, including the effects of the COVID-19 pandemic and the conflict in Ukraine, can result in extended collection periods. We continue to monitor these conditions, including the volatility associated with international economies and the relevant financial markets, and assess their possible impact on our business. To date, we have not experienced any significant losses with respect to the collection of our accounts receivable.
We believe that our allowance for doubtful accounts was adequate as of June 30, 2022 and December 31, 2021.
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
Changes in the fair value of these equity securities are impacted by the volatility of the stock market and changes in general economic conditions, among other factors. The potential change in fair value for equity price sensitive instruments has been assessed on a hypothetical 10.0% adverse movement. As of June 30, 2022 and December 31, 2021, a hypothetical adverse 10.0% movement would result in a hypothetical decrease in fair value of approximately $78.6 million and $104.8 million, respectively.
ITEM 4.     CONTROLS AND PROCEDURES
Disclosure Controls and Procedures and Internal Control over Financial Reporting
Controls and Procedures
We have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of June 30, 2022. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that:
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
For a discussion of legal proceedings as of June 30, 2022, please read Note 19, Litigation, to our condensed consolidated financial statements included in this report, which is incorporated into this item by reference.
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
•the impact of the final NCD by CMS for the class of anti-amyloid treatments in Alzheimer's disease, including ADUHELM; and
•the lack of market acceptance of ADUHELM.
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
Changes in management (including our CEO), other personnel and our overall retention rate may disrupt our business, and any such disruption could adversely affect our operations, programs, growth, financial condition or results of operations. New members of management may have different perspectives on programs and opportunities for our business, which may cause us to focus on new opportunities or reduce or change emphasis on our existing programs.
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
Although the Solothurn facility was approved by the FDA for ADUHELM, there can be no assurance that the regulatory authorities will approve the Solothurn facility for the manufacturing of other products.
Manufacturing issues could substantially increase our costs, limit supply of our products and/or reduce our revenue.
The process of manufacturing our products is complex, highly regulated and subject to numerous risks, including:
•Risks of Reliance on Third-Parties and Single Source Providers. We rely on third-party suppliers and manufacturers for many aspects of our manufacturing process for our products and product candidates including VUMERITY. In some cases, due to the unique manner in which our products are manufactured, we rely on single source providers of raw materials and manufacturing supplies. These third-parties are independent entities subject to their own unique operational and financial risks that are outside of our control. These third-parties may not perform their obligations in a timely and cost-effective manner or in compliance with applicable regulations, and they may be unable or unwilling to increase production capacity commensurate with demand for our existing or future products. Finding alternative providers could take a significant amount of time and involve significant expense due to the specialized nature of the services and the need to obtain regulatory approval of any significant changes to our suppliers or manufacturing methods. We cannot be certain that we could reach agreement with alternative providers or that the FDA or other regulatory authorities would approve our use of such alternatives. Furthermore, factors such as the COVID-19 pandemic, weather events, labor or raw material shortages and other supply chain disruptions could result in difficulties and delays in manufacturing our products, which could have an adverse impact on our results in operations or result in product shortages.
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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table summarizes our common stock repurchase activity under our 2020 Share Repurchase Program during the second quarter of 2022:

Period	Total Number of Shares Purchased (#)	Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Programs (#)	Approximate Dollar Value of Shares That May Yet Be Purchased Under Our Programs ($ in millions)
April 2022	900,000	$215.27	900,000	$2,606.3
May 2022	1,535,074	$199.51	1,535,074	$2,300.0
June 2022	—	$—	—	$2,300.0
Total	2,435,074	$205.33
In October 2020 our Board of Directors authorized our 2020 Share Repurchase Program, which is a program to repurchase up to $5.0 billion of our common stock. Our 2020 Share Repurchase Program does not have an expiration date. All share repurchases under our 2020 Share Repurchase Program will be retired. Under our 2020 Share Repurchase Program, we repurchased and retired approximately 2.4 million shares of our common stock at a cost of approximately $500.0 million during the three and six months ended June 30, 2022. During the three and six months ended June 30, 2021, we repurchased and retired approximately 1.6 million and 3.8 million shares of our common stock at a cost of approximately $450.0 million and $1.1 billion, respectively. Approximately $2.3 billion remained available under our 2020 Share Repurchase Program as of June 30, 2022.

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

101++
The following materials from Biogen Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flow, (v) the Condensed Consolidated Statements of Equity and (vi) Notes to Condensed Consolidated Financial Statements.

104++	The cover page from this Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL.

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
July 20, 2022