Form 10-Q
period 2022-09-30
BIOGEN INC.
filed 2022-10-25
CIK 875045

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the issuer’s Common Stock, $0.0005 par value, outstanding as of October 24, 2022, was 144,001,404 shares.

BIOGEN INC.
FORM 10-Q — Quarterly Report
For the Quarterly Period Ended September 30, 2022

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
•expectations, plans and prospects relating to sales, pricing, growth, reimbursement and launch of our marketed and pipeline products;
•the potential impact of increased product competition in the markets in which we compete, including increased competition from new originator therapies, generics, prodrugs and biosimilars of existing products and products approved under abbreviated regulatory pathways, including generic or biosimilar versions of our products or competing products;
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
•the potential impact of healthcare reform in the United States (U.S.), including the Inflation Reduction Act of 2022 (the IRA), and measures being taken worldwide designed to reduce healthcare costs and limit the overall level of government expenditures, including the impact of pricing actions and reduced reimbursement for our products;
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
NOTE REGARDING TRADEMARKS
AVONEX®, PLEGRIDY®, RITUXAN®, RITUXAN HYCELA®, SPINRAZA®, TECFIDERA®, TYSABRI® and VUMERITY® are registered trademarks of Biogen.
ADUHELM™, BENEPALI™, BYOOVIZ™, FLIXABI™, FUMADERM™ and IMRALDI™ are trademarks of Biogen.
ACTEMRA®, ENBREL®, EYLEA®, FAMPYRA™, GAZYVA®, HUMIRA®, LUCENTIS®, OCREVUS®, REMICADE® and other trademarks referenced in this report are the property of their respective owners.

PART I FINANCIAL INFORMATION

BIOGEN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited, in millions, except per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue:
Product, net	$1,962.1	$2,205.7	$6,083.3	$6,653.4
Revenue from anti-CD20 therapeutic programs	416.9	415.4	1,252.6	1,244.4
Other	129.5	157.8	293.5	350.1
Total revenue	2,508.5	2,778.9	7,629.4	8,247.9
Cost and expense:
Cost of sales, excluding amortization and impairment of acquired intangible assets	469.5	511.8	1,707.4	1,449.6
Research and development	549.2	702.4	1,629.5	1,801.7
Selling, general and administrative	563.3	654.1	1,770.8	1,886.4
Amortization and impairment of acquired intangible assets	56.5	111.0	190.9	813.2
Collaboration profit (loss) sharing	45.3	21.2	(42.6)	74.5
(Gain) loss on fair value remeasurement of contingent consideration	(2.1)	(15.6)	(13.7)	(49.1)
Acquired in-process research and development	—	—	—	18.0
Restructuring charges	15.4	—	124.1	—
Gain on sale of building	(503.7)	—	(503.7)	—
Other (income) expense, net	(56.0)	502.9	(221.3)	913.4
Total cost and expense	1,137.4	2,487.8	4,641.4	6,907.7
Income before income tax expense and equity in loss of investee, net of tax	1,371.1	291.1	2,988.0	1,340.2
Income tax (benefit) expense	236.2	(25.9)	578.5	(390.7)
Equity in (income) loss of investee, net of tax	—	(1.1)	(2.6)	(17.2)
Net income	1,134.9	318.1	2,412.1	1,748.1
Net income (loss) attributable to noncontrolling interests, net of tax	0.2	(11.1)	(84.4)	560.2
Net income attributable to Biogen Inc.	$1,134.7	$329.2	$2,496.5	$1,187.9

Net income per share:
Basic earnings per share attributable to Biogen Inc.	$7.86	$2.22	$17.12	$7.93
Diluted earnings per share attributable to Biogen Inc.	$7.84	$2.22	$17.07	$7.90

Weighted-average shares used in calculating:
Basic earnings per share attributable to Biogen Inc.	144.4	148.0	145.8	149.9
Diluted earnings per share attributable to Biogen Inc.	144.8	148.6	146.2	150.3

See accompanying notes to these unaudited condensed consolidated financial statements.

BIOGEN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in millions)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Net income attributable to Biogen Inc.	$1,134.7	$329.2	$2,496.5	$1,187.9
Other comprehensive income:
Unrealized gains (losses) on securities available for sale, net of tax	(1.0)	0.1	(19.0)	(1.4)
Unrealized gains (losses) on cash flow hedges, net of tax	5.9	66.2	79.0	205.0
Gains (losses) on net investment hedges, net of tax	—	15.1	(25.5)	35.2
Unrealized gains (losses) on pension benefit obligation, net of tax	1.5	1.5	4.2	3.9
Currency translation adjustment	(59.6)	(47.7)	(95.6)	(80.3)
Total other comprehensive income (loss), net of tax	(53.2)	35.2	(56.9)	162.4
Comprehensive income (loss) attributable to Biogen Inc.	1,081.5	364.4	2,439.6	1,350.3
Comprehensive income (loss) attributable to noncontrolling interests, net of tax	0.2	(11.1)	(84.4)	560.8
Comprehensive income (loss)	$1,081.7	$353.3	$2,355.2	$1,911.1

See accompanying notes to these unaudited condensed consolidated financial statements.

BIOGEN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in millions, except per share amounts)

	As of September 30, 2022	As of December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$3,675.6	$2,261.4
Marketable securities	1,235.5	1,541.1
Accounts receivable, net	1,568.8	1,549.4
Due from anti-CD20 therapeutic programs	415.4	412.3
Inventory	1,375.0	1,351.5
Other current assets	1,495.5	740.8
Total current assets	9,765.8	7,856.5
Marketable securities	860.3	892.0
Property, plant and equipment, net	3,266.4	3,416.4
Operating lease assets	424.5	375.4
Intangible assets, net	2,008.9	2,221.3
Goodwill	5,741.2	5,761.1
Deferred tax asset	1,174.5	1,415.1
Investments and other assets	1,612.6	1,939.5
Total assets	$24,854.2	$23,877.3
LIABILITIES AND EQUITY
Current liabilities:
Current portion of notes payable	$—	$999.1
Taxes payable	237.3	174.7
Accounts payable	383.2	589.2
Accrued expense and other	3,305.9	2,535.2
Total current liabilities	3,926.4	4,298.2
Notes payable	6,279.2	6,274.0
Deferred tax liability	328.9	694.5
Long-term operating lease liabilities	354.8	330.4
Other long-term liabilities	1,198.1	1,320.5
Total liabilities	12,087.4	12,917.6
Commitments, contingencies and guarantees
Equity:
Biogen Inc. shareholders’ equity:
Preferred stock, par value $0.001 per share	—	—
Common stock, par value $0.0005 per share	0.1	0.1
Additional paid-in capital	—	68.2
Accumulated other comprehensive income (loss)	(163.6)	(106.7)
Retained earnings	15,916.1	13,911.7
Treasury stock, at cost	(2,977.1)	(2,977.1)
Total Biogen Inc. shareholders’ equity	12,775.5	10,896.2
Noncontrolling interests	(8.7)	63.5
Total equity	12,766.8	10,959.7
Total liabilities and equity	$24,854.2	$23,877.3

See accompanying notes to these unaudited condensed consolidated financial statements.

BIOGEN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(unaudited, in millions)

	For the Nine Months Ended September 30,
	2022	2021
Cash flow from operating activities:
Net income	$2,412.1	$1,748.1
Adjustments to reconcile net income to net cash flow from operating activities:
Depreciation and amortization	398.6	353.0
Impairment of intangible assets	—	629.3
Excess and obsolescence charges related to inventory	321.6	36.5
Acquired in-process research and development	—	18.0
Share-based compensation	186.9	179.8
Contingent consideration	(13.7)	(49.1)
Deferred income taxes	(139.8)	(750.1)
(Gain) loss on strategic investments	160.3	710.5
(Gain) loss on equity method investments	(2.6)	(17.2)
Gain on sale of equity interest in Samsung Bioepis	(1,505.4)	—
Gain on sale of building	(503.7)	—
Other	147.8	164.5
Changes in operating assets and liabilities, net:
Accounts receivable	(109.5)	157.8
Due from anti-CD20 therapeutic programs	(3.0)	13.5
Inventory	(338.3)	(322.6)
Accrued expense and other current liabilities	632.3	(243.3)
Income tax assets and liabilities	(100.2)	260.5
Other changes in operating assets and liabilities, net	15.9	(87.6)
Net cash flow provided by (used in) operating activities	1,559.3	2,801.6
Cash flow from investing activities:
Purchases of property, plant and equipment	(153.9)	(206.5)
Proceeds from sales and maturities of marketable securities	3,104.7	2,028.1
Purchases of marketable securities	(2,805.9)	(2,372.6)
Proceeds from sale of equity interest in Samsung Bioepis	990.3	—
Proceeds from sale of building	582.6	—
Proceeds from divestiture of Hillerød, Denmark manufacturing operations	—	28.1
Acquired in-process research and development	—	(18.0)
Acquisitions of intangible assets	(1.9)	(1.9)
Proceeds from sales of strategic investments	—	91.2
Other	1.8	0.6
Net cash flow provided by (used in) investing activities	1,717.7	(451.0)
Cash flow from financing activities:
Purchases of treasury stock	(750.0)	(1,800.0)
Payments related to issuance of stock for share-based compensation arrangements, net	(5.8)	(8.3)
Repayment of borrowings and premiums paid	(1,002.2)	(170.0)
Net (distribution) contribution to noncontrolling interest	12.2	(94.8)
Other	5.9	(22.9)
Net cash flow provided by (used in) financing activities	(1,739.9)	(2,096.0)
Net increase (decrease) in cash and cash equivalents	1,537.1	254.6
Effect of exchange rate changes on cash and cash equivalents	(122.9)	(44.0)
Cash and cash equivalents, beginning of the period	2,261.4	1,331.2
Cash and cash equivalents, end of the period	$3,675.6	$1,541.8

See accompanying notes to these unaudited condensed consolidated financial statements.

BIOGEN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited, in millions)

	Preferred stock		Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings	Treasury stock		Total Biogen Inc. shareholders’ equity	Noncontrolling interests	Total equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance, June 30, 2022	—	$—	169.0	$0.1	$—	$(110.4)	$14,959.9	(23.8)	$(2,977.1)	$11,872.5	$(9.1)	$11,863.4
Net income	—	—	—	—	—	—	1,134.7	—	—	1,134.7	0.2	1,134.9
Other comprehensive income (loss), net of tax	—	—	—	—	—	(53.2)	—	—	—	(53.2)	—	(53.2)
Capital contribution from noncontrolling interest	—	—	—	—	—	—	—	—	—	—	0.2	0.2
Repurchase of common stock pursuant to the 2020 Share Repurchase Program, at cost	—	—	—	—	—	—	—	(1.2)	(250.0)	(250.0)	—	(250.0)
Retirement of common stock pursuant to the 2020 Share Repurchase Program, at cost	—	—	(1.2)	—	(71.5)	—	(178.5)	1.2	250.0	—	—	—
Issuance of common stock under stock option and stock purchase plans	—	—	—	—	8.6	—	—	—	—	8.6	—	8.6
Issuance of common stock under stock award plan	—	—	—	—	(2.8)	—	—	—	—	(2.8)	—	(2.8)
Compensation related to share-based payments	—	—	—	—	65.7	—	—	—	—	65.7	—	65.7
Other	—	—	—	—	—	—	—	—	—	—	—	—
Balance, September 30, 2022	—	$—	167.8	$0.1	$—	$(163.6)	$15,916.1	(23.8)	$(2,977.1)	$12,775.5	$(8.7)	$12,766.8

See accompanying notes to these unaudited condensed consolidated financial statements.

BIOGEN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY - (Continued)
(unaudited, in millions)

	Preferred stock		Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings	Treasury stock		Total Biogen Inc. shareholders’ equity	Noncontrolling interests	Total equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance, December 31, 2021	—	$—	170.8	$0.1	$68.2	$(106.7)	$13,911.7	(23.8)	$(2,977.1)	$10,896.2	$63.5	$10,959.7
Net income	—	—	—	—	—	—	2,496.5	—	—	2,496.5	(84.4)	2,412.1
Other comprehensive income (loss), net of tax	—	—	—	—	—	(56.9)	—	—	—	(56.9)	—	(56.9)
Capital contribution from noncontrolling interest	—	—	—	—	—	—	—	—	—	—	12.2	12.2
Repurchase of common stock pursuant to the 2020 Share Repurchase Program, at cost	—	—	—	—	—	—	—	(3.6)	(750.0)	(750.0)	—	(750.0)
Retirement of common stock pursuant to the 2020 Share Repurchase Program, at cost	—	—	(3.6)	—	(257.9)	—	(492.1)	3.6	750.0	—	—	—
Issuance of common stock under stock option and stock purchase plans	—	—	0.2	—	37.5	—	—	—	—	37.5	—	37.5
Issuance of common stock under stock award plan	—	—	0.4	—	(43.2)	—	—	—	—	(43.2)	—	(43.2)
Compensation related to share-based payments	—	—	—	—	194.1	—	—	—	—	194.1	—	194.1
Other	—	—	—	—	1.3	—	—	—	—	1.3	—	1.3
Balance, September 30, 2022	—	$—	167.8	$0.1	$—	$(163.6)	$15,916.1	(23.8)	$(2,977.1)	$12,775.5	$(8.7)	$12,766.8

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
Our innovative drug development and commercialization activities are complemented by our biosimilar business that expands access to medicines and reduces the cost burden for healthcare systems. Through our collaboration with Samsung Bioepis Co., Ltd. (Samsung Bioepis) we market and sell BENEPALI, an etanercept biosimilar referencing ENBREL, IMRALDI, an adalimumab biosimilar referencing HUMIRA, and FLIXABI, an infliximab biosimilar referencing REMICADE, in certain countries in Europe, as well as BYOOVIZ, a ranibizumab biosimilar referencing LUCENTIS. For additional information on our collaboration arrangements with Samsung Bioepis, please read Note 18, Collaborative and Other Relationships, to these unaudited condensed consolidated financial statements (condensed consolidated financial statements).
Basis of Presentation
In the opinion of management, our condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair statement of our financial statements for interim periods in accordance with accounting principles generally accepted in the United States (U.S. GAAP). The information included in this quarterly report on Form 10-Q should be read in conjunction with our audited consolidated financial statements and the accompanying notes included in our 2021 Form 10-K. Our accounting policies are described in the Notes to Consolidated Financial Statements in our 2021 Form 10-K and updated, as necessary, in this report. The year-end condensed consolidated balance sheet data presented for comparative purposes was derived from our audited financial statements, but does not include all disclosures required by U.S. GAAP. The results of operations for the three and nine months ended September 30, 2022, are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.
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
Fair Value Measurements
In June 2022 the FASB issued Accounting Standards Update (ASU) No. 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. This standard clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. This standard becomes effective for us on January 1, 2024. We elected to early adopt this standard on a prospective basis during the third quarter of 2022. Upon adoption, we recorded an immaterial amount in other (income) expense as a result of removing the impact of the remaining contractual sale restrictions from the fair value measurement of certain shares in Sage Therapeutics, Inc. (Sage).

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
2.    DISPOSITIONS
Sale of Joint Venture Equity Interest in Samsung Bioepis
In April 2022 we completed the sale of our 49.9% equity interest in Samsung Bioepis to Samsung BioLogics Co., Ltd (Samsung BioLogics). Under the terms of this transaction, we received approximately $1.0 billion in cash at closing and expect to receive approximately $1.3 billion in cash to be deferred over two payments of approximately $812.5 million due at the first anniversary and approximately $437.5 million due at the second anniversary of the closing of this transaction.
Prior to the sale, the carrying value of our investment in Samsung Bioepis totaled $581.6 million. For the nine months ended September 30, 2022, we recognized a pre-tax gain of approximately $1.5 billion related to this transaction, which was recorded in other (income) expense, net in our condensed consolidated statements of income. This pre-tax gain included reclassifications from accumulated other comprehensive income (loss) to net income of approximately $58.9 million in cumulative translation losses, partially offset by approximately $57.0 million in gains resulting from the termination of our net investment hedge.
We have concluded that the divestment of Samsung Bioepis does not meet the criteria to be reported as discontinued operations in our condensed consolidated financial statements, as our decision to divest this business does not represent a strategic shift that will have a major effect on our operations and financial results.
We elected the fair value option and measured the payments due to us from Samsung BioLogics at fair value. As of September 30, 2022, the estimated fair values of the first and second payments using risk-adjusted discount rates of 4.9% and 5.3%, respectively, were approximately $790.8 million and $402.8 million, respectively. These payments have been classified as level 3 measurements and are reflected in other current assets and investments and other assets, respectively, in our condensed consolidated balance sheets.
For the three and nine months ended September 30, 2022, we recognized a gain of approximately $2.7 million and a loss of approximately $4.0 million to reflect the changes in fair value related to our first and second payments, respectively. These changes were recorded in other (income) expense, net in our condensed consolidated statements of income.
As part of this transaction, we are also eligible to receive up to an additional $50.0 million upon the achievement of certain commercial milestones. Our policy for contingent payments of this nature is to recognize them in the period that they become realizable, which is generally the same period in which they are earned.
If any payments due to us remain outstanding after the second anniversary of the closing of this transaction, we may elect to receive shares of Samsung BioLogics common stock at a 5.0% discount in lieu of a cash payment for the remaining amount due. Currently, we believe that the likelihood of Samsung BioLogics failing to make timely payments to us for the amounts due is remote.
Additionally, for the nine months ended September 30, 2022, we recorded a discrete tax expense of approximately $258.3 million related to this transaction, which is reflected in income tax (benefit) expense in our condensed consolidated statements of income.
3.        RESTRUCTURING
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

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
For the three and nine months ended September 30, 2022, we recognized approximately $15.4 million and $124.1 million, respectively, of net pre-tax restructuring charges related to our 2022 cost saving initiatives, of which approximately $21.6 million and $110.2 million, respectively, consisted of employee severance costs. These costs were recorded in restructuring charges in our condensed consolidated statements of income. Our restructuring reserve is included in accrued expense and other in our condensed consolidated balance sheets. In September 2022 we entered into an agreement to partially terminate a portion of our lease located at 300 Binney Street, Cambridge, MA (300 Binney Street), as well as to reduce the lease term for the majority of the remaining space. This resulted in a gain of approximately $5.3 million, which was recorded within restructuring charges in our condensed consolidated statements of income for the three and nine months ended September 30, 2022. For additional information on our 300 Binney Street lease modification, please read Note 11, Leases, to these condensed consolidated financial statements.
Following an evaluation of our current capacity needs, in March 2022 we ceased using a patient services office space in Durham, North Carolina. Our decision to cease use of the facility resulted in the immediate expense of certain leasehold improvements and other assets at this facility. As a result, for the nine months ended September 30, 2022, we recognized approximately $10.4 million of accelerated depreciation expense, which was recorded in restructuring charges in our condensed consolidated statements of income. In May 2022 we entered into a lease assignment agreement whereby we assigned our remaining lease obligations to an external third party. As a result of the lease assignment, we derecognized the related operating lease obligation and right-of-use asset during the second quarter of 2022.
For the nine months ended September 30, 2022, we recognized other restructuring costs of approximately $8.8 million, which were recorded in restructuring charges in our condensed consolidated statements of income. Other restructuring costs include items such as facility closure costs, employee non-severance expense, asset write-offs and other costs.
The following table summarizes the charges and spending related to our 2022 workforce reductions for the three and nine months ended September 30, 2022:

(In millions)	Total
Restructuring reserve as of December 31, 2021	$—
Expense	27.7
Payment	(6.2)
Restructuring reserve as of March 31, 2022	21.5
Expense	60.9
Payment	(29.7)
Foreign currency and other adjustments	(0.5)
Restructuring reserve as of June 30, 2022	52.2
Expense	21.6
Payment	(32.3)
Foreign currency and other adjustments	(1.3)
Restructuring reserve as of September 30, 2022	$40.2

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
4.    REVENUE
Product Revenue
Revenue by product is summarized as follows:

	For the Three Months Ended September 30,
	2022			2021
(In millions)	United States	Rest of World	Total	United States	Rest of World	Total
Multiple Sclerosis (MS):
TECFIDERA	$92.5	$246.5	$339.0	$179.2	$319.4	$498.6
VUMERITY(1)	127.9	9.9	137.8	120.7	0.2	120.9
Total Fumarate	220.4	256.4	476.8	299.9	319.6	619.5
AVONEX	174.8	80.3	255.1	213.2	88.1	301.3
PLEGRIDY	39.7	41.2	80.9	39.2	47.0	86.2
Total Interferon	214.5	121.5	336.0	252.4	135.1	387.5
TYSABRI	273.0	232.5	505.5	281.1	241.7	522.8
FAMPYRA	—	22.0	22.0	—	26.2	26.2
Subtotal: MS	707.9	632.4	1,340.3	833.4	722.6	1,556.0

Spinal Muscular Atrophy:
SPINRAZA	140.2	290.9	431.1	139.8	304.3	444.1

Biosimilars:
BENEPALI	—	110.2	110.2	—	120.8	120.8
IMRALDI	—	57.7	57.7	—	57.4	57.4
FLIXABI	—	19.0	19.0	—	24.6	24.6
BYOOVIZ(2)	0.7	—	0.7	—	—	—
Subtotal: Biosimilars	0.7	186.9	187.6	—	202.8	202.8

Other:
FUMADERM	—	1.5	1.5	—	2.5	2.5
ADUHELM	1.6	—	1.6	0.3	—	0.3
Total product revenue	$850.4	$1,111.7	$1,962.1	$973.5	$1,232.2	$2,205.7

(1) VUMERITY became commercially available in the European Union (E.U.) during the fourth quarter of 2021.
(2) BYOOVIZ launched in the United States (U.S.) in June 2022 and became commercially available during the third quarter of 2022.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

	For the Nine Months Ended September 30,
	2022			2021
(In millions)	United States	Rest of World	Total	United States	Rest of World	Total
Multiple Sclerosis (MS):
TECFIDERA	$330.3	$816.5	$1,146.8	$520.1	$945.3	$1,465.4
VUMERITY(1)	383.0	19.6	402.6	285.0	0.5	285.5
Total Fumarate	713.3	836.1	1,549.4	805.1	945.8	1,750.9
AVONEX	493.8	249.6	743.4	636.4	286.9	923.3
PLEGRIDY	114.2	138.2	252.4	115.2	149.9	265.1
Total Interferon	608.0	387.8	995.8	751.6	436.8	1,188.4
TYSABRI	849.4	693.1	1,542.5	854.2	696.2	1,550.4
FAMPYRA	—	73.7	73.7	—	78.8	78.8
Subtotal: MS	2,170.7	1,990.7	4,161.4	2,410.9	2,157.6	4,568.5

Spinal Muscular Atrophy:
SPINRAZA	443.3	891.4	1,334.7	437.8	1,026.6	1,464.4

Biosimilars:
BENEPALI	—	340.7	340.7	—	363.9	363.9
IMRALDI	—	172.4	172.4	—	170.9	170.9
FLIXABI	—	62.0	62.0	—	75.4	75.4
BYOOVIZ(2)	1.2	—	1.2	—	—	—
Subtotal: Biosimilars	1.2	575.1	576.3	—	610.2	610.2

Other:
FUMADERM	—	6.4	6.4	—	8.3	8.3
ADUHELM	4.5	—	4.5	2.0	—	2.0
Total product revenue	$2,619.7	$3,463.6	$6,083.3	$2,850.7	$3,802.7	$6,653.4

(1) VUMERITY became commercially available in the E.U. during the fourth quarter of 2021.
(2) BYOOVIZ launched in the U.S. in June 2022 and became commercially available during the third quarter of 2022.
We recognized revenue from two wholesalers accounting for 26.9% and 10.5% of gross product revenue for the three months ended September 30, 2022, and 26.8% and 10.7% of gross product revenue for the nine months ended September 30, 2022.
We recognized revenue from two wholesalers accounting for 26.9% and 10.8% of gross product revenue for the three months ended September 30, 2021, and 29.1% and 10.0% of gross product revenue for the nine months ended September 30, 2021.
An analysis of the change in reserves for discounts and allowances is summarized as follows:

(In millions)	Discounts	Contractual Adjustments	Returns	Total
Balance, December 31, 2021	$137.7	$759.6	$38.0	$935.3
Current provisions relating to sales in current year	499.3	1,993.6	8.5	2,501.4
Adjustments relating to prior years	(2.5)	(18.4)	(7.7)	(28.6)
Payments/credits relating to sales in current year	(379.6)	(1,442.0)	—	(1,821.6)
Payments/credits relating to sales in prior years	(124.5)	(463.7)	(14.4)	(602.6)
Balance, September 30, 2022	$130.4	$829.1	$24.4	$983.9

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
The total reserves above, which are included in our condensed consolidated balance sheets, are summarized as follows:

(In millions)	As of September 30, 2022	As of December 31, 2021
Reduction of accounts receivable	$129.4	$133.2
Component of accrued expense and other	854.5	802.1
Total revenue-related reserves	$983.9	$935.3
Revenue from Anti-CD20 Therapeutic Programs
Revenue from anti-CD20 therapeutic programs is summarized in the table below. For the purposes of this footnote, we refer to RITUXAN and RITUXAN HYCELA collectively as RITUXAN.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In millions)	2022	2021	2022	2021
Biogen’s share of pre-tax profits in the U.S. for RITUXAN and GAZYVA	$131.1	$145.8	$414.2	$498.7
OCREVUS and other revenue from anti-CD20 therapeutic programs	285.8	269.6	838.4	745.7
Total revenue from anti-CD20 therapeutic programs	$416.9	$415.4	$1,252.6	$1,244.4
For additional information on our collaboration arrangements with Genentech, please read Note 18, Collaborative and Other Relationships, to our consolidated financial statements included in our 2021 Form 10-K.
Other Revenue
Other revenue is summarized as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In millions)	2022	2021	2022	2021
Revenue from collaborative and other relationships:
Revenue earned under our technical development agreement, manufacturing services agreements and royalty revenue on biosimilar products with Samsung Bioepis	$6.5	$6.3	$20.9	$15.7
Other royalty and corporate revenue:
Royalty	8.8	7.7	29.7	20.3
Other corporate	114.2	143.8	242.9	314.1
Total other revenue	$129.5	$157.8	$293.5	$350.1
We receive royalties from net sales on products related to patents that we have out-licensed and we record other corporate revenue primarily from amounts earned under contract manufacturing agreements.
5.    INVENTORY
The components of inventory are summarized as follows:

(In millions)	As of September 30, 2022	As of December 31, 2021
Raw materials	$394.2	$349.6
Work in process(1)	771.0	814.0
Finished goods	209.8	187.9
Total inventory	$1,375.0	$1,351.5

(1) Work in process inventory as of September 30, 2022, includes approximately $118.0 million related to lecanemab.
In April 2022 the Centers for Medicare and Medicaid Services (CMS) released the final National Coverage Decision (NCD) for the class of anti-amyloid treatments in Alzheimer’s disease, including ADUHELM. The final NCD confirmed coverage with evidence development, in which patients with Medicare can only access treatment if they are part of an approved clinical trial. We expect that this decision will reduce future demand for ADUHELM to a minimal level. During the first quarter of 2022 we wrote-off approximately $275.0 million of inventory related to

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
ADUHELM, as a result of this CMS decision, which was recognized in cost of sales within our condensed consolidated statements of income for the nine months ended September 30, 2022. We have recognized approximately $136.0 million related to Eisai's 45.0% share of these charges in collaboration profit (loss) sharing within our condensed consolidated statements of income for the nine months ended September 30, 2022.
During the fourth quarter of 2021 we wrote-off approximately $120.0 million of inventory in excess of forecasted demand related to ADUHELM, which was recognized in cost of sales within our condensed consolidated statements of income for the year ended December 31, 2021. We have recognized approximately $59.0 million related to Eisai's 45.0% share of these charges in collaboration profit (loss) sharing within our condensed consolidated statements of income for the year ended December 31, 2021.
As of September 30, 2022, the carrying value of our ADUHELM inventory was de minimis. As of December 31, 2021, we had approximately $223.0 million of ADUHELM inventory. For additional information please read Note 18, Collaborative and Other Relationships, to these condensed consolidated financial statements.
6.    INTANGIBLE ASSETS AND GOODWILL
Intangible Assets
Intangible assets, net of accumulated amortization, impairment charges and adjustments are summarized as follows:

		As of September 30, 2022			As of December 31, 2021
(In millions)	Estimated Life	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Completed technology	4-28 years	$7,415.0	$(5,579.4)	$1,835.6	$7,413.1	$(5,388.5)	$2,024.6
In-process research and development	Indefinite until commercialization	109.3	—	109.3	132.7	—	132.7
Trademarks and trade names	Indefinite	64.0	—	64.0	64.0	—	64.0
Total intangible assets		$7,588.3	$(5,579.4)	$2,008.9	$7,609.8	$(5,388.5)	$2,221.3
Amortization and Impairments
For the three and nine months ended September 30, 2022, amortization and impairment of acquired intangible assets totaled $56.5 million and $190.9 million, respectively, compared to $111.0 million and $813.2 million, respectively, in the prior year comparative periods. For the three and nine months ended September 30, 2022, we had no impairment charges.
For the three and nine months ended September 30, 2021, amortization and impairment of acquired intangible assets reflects impairment charges of $15.0 million and $365.0 million, respectively, related to BIIB111 (timrepigene emparvovec) for the potential treatment of choroideremia and impairment charges of $28.4 million and $220.0 million, respectively, related to BIIB112 (cotoretigene toliparvovec) for the potential treatment of X-linked retinitis pigmentosa.
For the nine months ended September 30, 2021, amortization and impairment of acquired intangible assets also reflects a $44.3 million impairment charge related to vixotrigine (BIIB074) for the potential treatment of trigeminal neuralgia (TGN).
Completed Technology
Completed technology primarily relates to our acquisition of all remaining rights to TYSABRI as well as other amounts related to our other marketed products and programs acquired through business combinations.
IPR&D Related to Business Combinations
In-process research and development (IPR&D) represents the fair value assigned to research and development assets that we acquired as part of a business combination and had not yet reached technological feasibility at the date of acquisition. Included in IPR&D balances are adjustments related to foreign currency exchange rate fluctuations. We review amounts capitalized as acquired IPR&D for impairment annually, as of October 31, and whenever events or changes in circumstances indicate to us that the carrying value of the assets might not be recoverable. The carrying value associated with our IPR&D assets as of September 30, 2022, relates to the IPR&D programs we acquired in connection with our acquisition of Convergence Pharmaceuticals Holdings Ltd. (Convergence).

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
As of September 30, 2022, the carrying value associated with the remaining vixotrigine IPR&D intangible asset for DPN was $109.3 million and the fair value of this asset was not significantly in excess of its carrying value. We will reassess the carrying value of this program upon conclusion of the ongoing clinical trial, or sooner if there is a reevaluation event, and may record an impairment charge related to this asset.
BIIB111 and BIIB112
During the second quarter of 2021 we announced that our Phase 3 STAR study of BIIB111 and our Phase 2/3 XIRIUS study of BIIB112 did not meet their primary endpoints. In the third quarter of 2021 we suspended further development on these programs based on the decision by management as part of its strategic review process. For the three and nine months ended September 30, 2021, we recognized impairment charges of $15.0 million and $365.0 million, respectively, related to BIIB111, and impairment charges of $28.4 million and $220.0 million, respectively, related to BIIB112, reducing the remaining book values of these IPR&D intangible assets to zero.
In addition, as a result of our decision to suspend further development of BIIB111 and BIIB112, we recorded charges of approximately $39.1 million during the third quarter of 2021 related to our manufacturing arrangements and other costs that we expect to incur as a result of suspending these programs.
Estimated Future Amortization of Intangible Assets
The estimated future amortization of finite-lived intangible assets for the next five years is expected to be as follows:

(In millions)	As of September 30, 2022
2022 (remaining three months)	$55.0
2023	215.0
2024	195.0
2025	190.0
2026	175.0
2027	165.0
Goodwill
The following table provides a roll forward of the changes in our goodwill balance:

(In millions)	As of September 30, 2022
Goodwill, December 31, 2021	$5,761.1
Other	(19.9)
Goodwill, September 30, 2022	$5,741.2
As of September 30, 2022, we had no accumulated impairment losses related to goodwill. Other includes adjustments related to foreign currency exchange rate fluctuations.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
7.    FAIR VALUE MEASUREMENTS
The tables below present information about our assets and liabilities that are regularly measured and carried at fair value and indicate the level within the fair value hierarchy of the valuation techniques we utilized to determine such fair value:

	Fair Value Measurements on a Recurring Basis
	As of September 30, 2022
(In millions)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$3,191.8	$—	$3,191.8	$—
Marketable debt securities:
Corporate debt securities	1,219.1	—	1,219.1	—
Government securities	702.0	—	702.0	—
Mortgage and other asset backed securities	174.7	—	174.7	—
Marketable equity securities	896.0	896.0	—	—
Other current assets:
Receivable from Samsung BioLogics(1)	790.8	—	—	790.8
Other assets:
Derivative contracts	195.9	—	195.9	—
Plan assets for deferred compensation	32.2	—	32.2	—
Receivable from Samsung BioLogics(1)	402.8	—	—	402.8
Total	$7,605.3	$896.0	$5,515.7	$1,193.6
Liabilities:
Derivative contracts	$22.8	$—	$22.8	$—
Contingent consideration obligations	195.4	—	—	195.4
Total	$218.2	$—	$22.8	$195.4

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
The fair value of Level 2 instruments classified as cash equivalents and marketable debt securities was determined through third-party pricing services. As of September 30, 2022, we elected to early adopt ASU 2022-03 on a prospective basis, which resulted in removing the impact of contractual sale restrictions from the fair value measurement of our remaining Sage common stock subject to certain holding period restrictions. As of September 30, 2022, our entire investment in the common stock of Sage was classified as a Level 1 measurement. Prior to the adoption of this standard, the fair value of Level 2 instruments classified as marketable equity securities represented a portion of our investment in the common stock of Sage and was valued using an option pricing valuation model. The initial holding period restriction for a portion of our investment in the common stock of Sage expired during the second quarter of 2022 with the remaining holding period restriction set to expire in the fourth quarter of 2022.
Our investments in the common stock of Sangamo Therapeutics, Inc. (Sangamo) and Denali Therapeutics Inc. (Denali) had holding period restrictions that expired during 2022. As of September 30, 2022, the fair values of our investments in Sangamo and Denali common stock were classified as Level 1 measurements. Prior to the expiration of these holding period restrictions the investments were classified as Level 2 measurements.
For additional information on our investments in Sangamo, Denali and Sage common stock, please read Note 18, Collaborative and Other Relationships, to our consolidated financial statements included in our 2021 Form 10-K.
There have been no material impairments of our assets measured and carried at fair value as of September 30, 2022 and December 31, 2021. There have been no significant changes to our valuation techniques as of September 30, 2022 and December 31, 2021.
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

Quantitative Information about Level 3 Fair Value Measurements
	Fair Value					Weighted Average
(In millions)	September 30, 2022	December 31, 2021	Valuation Technique	Significant Unobservable Input(s)	Range	September 30, 2022	December 31, 2021
Liabilities:
Contingent consideration obligations	$195.4	$209.1	Discounted cash flow	Discount rate	4.50%	4.50%	1.30%
				Expected timing of achievement of development milestones	2023 to 2028	—	—
The weighted average discount rates were calculated based on the relative fair value of our contingent consideration obligations. In addition, we apply various probabilities of technological and regulatory success to the valuation models to estimate the fair values of our contingent consideration obligations, which ranged from 10.9% to certain probability as of September 30, 2022 and December 31, 2021.
There were no transfers of assets or liabilities into or out of Level 3 as of September 30, 2022 and December 31, 2021.
Contingent Consideration Obligations
In connection with our acquisitions of Convergence and Biogen International Neuroscience GmbH, we agreed to make additional payments based upon the achievement of certain milestone events. The following table provides a roll forward of the fair values of our contingent consideration obligations, which are classified as Level 3 measurements:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In millions)	2022	2021	2022	2021
Fair value, beginning of period	$197.5	$226.3	$209.1	$259.8
Changes in fair value	(2.1)	(15.6)	(13.7)	(49.1)
Fair value, end of period	$195.4	$210.7	$195.4	$210.7
As of September 30, 2022 and December 31, 2021, approximately $195.4 million and $209.1 million, respectively, of the fair value of our total contingent consideration obligations was reflected as a component of other long-term liabilities in our condensed consolidated balance sheets with any remaining balances reflected as a component of accrued expense and other. Changes in the fair values of our contingent consideration obligations are recorded in (gain) loss on fair value remeasurement of contingent consideration in our condensed consolidated statements of income.
For the three and nine months ended September 30, 2022, the changes in the fair value of our contingent consideration obligations were primarily due to increases in the discount rates used to revalue these obligations and delays in the expected timing of the achievement of certain remaining developmental milestones related to our vixotrigine programs.
For the three and nine months ended September 30, 2021, the changes in the fair value of our contingent consideration obligations were primarily due to reductions in the probability of technical and regulatory success and delays in the expected timing of the achievement of certain remaining developmental milestones related to our vixotrigine programs.

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
Debt Instruments
The fair and carrying values of our debt instruments, which are Level 2 liabilities, are summarized as follows:

	As of September 30, 2022		As of December 31, 2021
(In millions)	Fair Value	Carrying Value	Fair Value	Carrying Value
3.625% Senior Notes due September 15, 2022(1)	$—	$—	$1,020.0	$999.1
4.050% Senior Notes due September 15, 2025	1,697.8	1,744.3	1,895.2	1,742.9
2.250% Senior Notes due May 1, 2030	1,183.0	1,492.7	1,475.9	1,492.0
5.200% Senior Notes due September 15, 2045	997.2	1,100.2	1,463.0	1,099.9
3.150% Senior Notes due May 1, 2050	965.6	1,473.6	1,457.7	1,473.2
3.250% Senior Notes due February 15, 2051	452.8	468.4	692.9	466.0
Total	$5,296.4	$6,279.2	$8,004.7	$7,273.1

(1) Our 3.625% Senior Notes due September 15, 2022, were redeemed in full in July 2022. For additional information, please read Note 12, Indebtedness, to these condensed consolidated financial statements.
The fair values of each of our series of Senior Notes were determined through market, observable and corroborated sources. The changes in the fair values of our Senior Notes as of September 30, 2022, compared to December 31, 2021, are related to increases in U.S. treasury yields and wider credit spreads used to value our Senior Notes since December 31, 2021. For additional information related to our Senior Notes, please read Note 12, Indebtedness, to our consolidated financial statements included in our 2021 Form 10-K.
8.    FINANCIAL INSTRUMENTS
The following table summarizes our financial assets with maturities of less than 90 days from the date of purchase included in cash and cash equivalents in our condensed consolidated balance sheets:

(In millions)	As of September 30, 2022	As of December 31, 2021
Commercial paper	$3.2	$247.6
Overnight reverse repurchase agreements	115.5	200.0
Money market funds	3,070.6	901.6
Short-term debt securities	2.5	283.0
Total	$3,191.8	$1,632.2
The carrying values of our commercial paper, including accrued interest, overnight reverse repurchase agreements, money market funds and short-term debt securities approximate fair value due to their short-term maturities.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
Our marketable equity securities (gains) losses are recorded in other (income) expense, net in our condensed consolidated statements of income. The following tables summarize our marketable debt and equity securities, classified as available-for-sale:

	As of September 30, 2022
(In millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable debt securities
Corporate debt securities:
Current	$833.6	$—	$(6.9)	$826.7
Non-current	400.5	—	(8.1)	392.4
Government securities:
Current	412.1	0.1	(3.5)	408.7
Non-current	298.8	—	(5.5)	293.3
Mortgage and other asset backed securities:
Current	0.1	—	—	0.1
Non-current	177.6	—	(3.0)	174.6
Total marketable debt securities	$2,122.7	$0.1	$(27.0)	$2,095.8

Marketable equity securities
Marketable equity securities, non-current	$1,133.8	$—	$(237.8)	$896.0
Total marketable equity securities	$1,133.8	$—	$(237.8)	$896.0

	As of December 31, 2021
(In millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable debt securities
Corporate debt securities:
Current	$723.6	$0.1	$(0.3)	$723.4
Non-current	385.4	0.2	(0.8)	384.8
Government securities:
Current	817.0	—	(0.4)	816.6
Non-current	377.0	0.1	(1.0)	376.1
Mortgage and other asset backed securities:
Current	1.1	—	—	1.1
Non-current	131.8	—	(0.7)	131.1
Total marketable debt securities	$2,435.9	$0.4	$(3.2)	$2,433.1

Marketable equity securities
Marketable equity securities, current	$33.9	$9.9	$—	$43.8
Marketable equity securities, non-current	1,133.1	151.0	(279.4)	1,004.7
Total marketable equity securities	$1,167.0	$160.9	$(279.4)	$1,048.5

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
Summary of Contractual Maturities: Available-for-Sale Debt Securities
The estimated fair value and amortized cost of our marketable debt securities classified as available-for-sale by contractual maturity are summarized as follows:

	As of September 30, 2022		As of December 31, 2021
(In millions)	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost
Due in one year or less	$1,235.5	$1,245.8	$1,541.1	$1,541.7
Due after one year through five years	848.3	864.0	868.2	870.2
Due after five years	12.0	12.9	23.8	24.0
Total marketable debt securities	$2,095.8	$2,122.7	$2,433.1	$2,435.9
The average maturity of our marketable debt securities classified as available-for-sale as of September 30, 2022 and December 31, 2021, was approximately 9 months and 10 months, respectively.
Proceeds from Marketable Debt Securities
The proceeds from maturities and sales of marketable debt securities and resulting realized gains and losses are summarized as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In millions)	2022	2021	2022	2021
Proceeds from maturities and sales	$1,643.2	$575.4	$3,104.7	$2,028.1
Realized gains	—	0.1	—	0.4
Realized losses	7.9	0.5	9.3	1.7
Realized losses for the three and nine months ended September 30, 2022 and 2021, primarily relate to sales of corporate bonds, agency mortgage-backed securities and other asset-backed securities.
Strategic Investments
As of September 30, 2022, our strategic investment portfolio was comprised of investments totaling $948.5 million which are included in investments and other assets in our condensed consolidated balance sheets. As of December 31, 2021, our strategic investment portfolio totaled $1,110.3 million and was included in other current assets and investments and other assets in our condensed consolidated balance sheets.
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
The decrease in our strategic investment portfolio as of September 30, 2022, was primarily due to a decrease in the fair value of our investments in Denali and Sangamo common stock.
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
Foreign currency forward contracts and foreign currency options in effect as of September 30, 2022 and December 31, 2021, had durations of 1 to 15 months. These contracts have been designated as cash flow hedges and unrealized gains or losses on the portion of these foreign currency forward contracts that are included in the

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
effectiveness test are reported in accumulated other comprehensive income (loss) (referred to as AOCI in the tables below). Realized gains and losses of such contracts are recognized in revenue when the sale of product in the currency being hedged is recognized and in operating expense when the expense in the currency being hedged is recorded. We recognize all cash flow hedge reclassifications from accumulated other comprehensive income (loss) and fair value changes of excluded portions in the same line item in our condensed consolidated statements of income that have been impacted by the hedged item.
The notional amount of foreign currency forward contracts that were entered into to hedge forecasted revenue and operating expense is summarized as follows:

	Notional Amount
(In millions)	As of September 30, 2022	As of December 31, 2021
Euro	$1,089.2	$1,828.0
British pound	43.5	166.2
Swiss franc	37.8	—
Japanese yen	23.5	72.7
Canadian dollar	14.7	59.9
Total foreign currency forward contracts	$1,208.7	$2,126.8
The pre-tax portion of the fair value of these foreign currency forward contracts that were included in accumulated other comprehensive income (loss) in total equity is summarized as follows:

(In millions)	As of September 30, 2022	As of December 31, 2021
Unrealized gains	$146.5	$60.8
Unrealized (losses)	(2.2)	(7.0)
Net unrealized gains (losses)	$144.3	$53.8
We expect the net unrealized gains of approximately $144.3 million to be settled over the next 15 months, of which approximately $142.6 million of these net unrealized gains are expected to be settled over the next 12 months, with any amounts in accumulated other comprehensive income (loss) to be reported as an adjustment to revenue or operating expense. We consider the impact of our and our counterparties’ credit risk on the fair value of the contracts as well as the ability of each party to execute its contractual obligations. As of September 30, 2022 and December 31, 2021, credit risk did not materially change the fair value of our foreign currency forward contracts.
The following tables summarize the effect of foreign currency forward contracts designated as hedging instruments in our condensed consolidated statements of income:

For the Three Months Ended September 30,
Net Gains/(Losses) Reclassified from AOCI into Operating Income (in millions)			Net Gains/(Losses) Recognized in Operating Income (in millions)
Location	2022	2021	Location	2022	2021
Revenue	$77.7	$(14.9)	Revenue	$6.6	$(0.7)
Operating expense	(0.8)	(0.3)	Operating expense	(0.1)	—

For the Nine Months Ended September 30,
Net Gains/(Losses) Reclassified from AOCI into Operating Income (in millions)			Net Gains/(Losses) Recognized in Operating Income (in millions)
Location	2022	2021	Location	2022	2021
Revenue	$143.2	$(68.7)	Revenue	$(0.8)	$(4.5)
Operating expense	(3.5)	(0.3)	Operating expense	(0.4)	(0.4)
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
Prior to the sale of our 49.9% equity interest in Samsung Bioepis, we recognized changes in the spot exchange rate of these foreign currency forward contracts in accumulated other comprehensive income (loss). The pre-tax portion of the fair value of these foreign currency forward contracts that were included in accumulated other comprehensive income (loss) in total equity reflected net gains of $10.6 million as of December 31, 2021. We excluded fair value changes related to the forward rate from our hedging relationship and amortized the forward points in other (income) expense, net in our condensed consolidated statements of income over the term of the contract. The pre-tax portion of the fair value of the forward points that were included in accumulated other comprehensive income (loss) in total equity reflected net losses of $3.6 million as of December 31, 2021.
The following tables summarize the effect of our net investment hedges in our condensed consolidated financial statements:

For the Three Months Ended September 30,
Net Gains/(Losses) Recognized in Other Comprehensive Income (Effective Portion) (in millions)			Net Gains/(Losses) Recognized in Other Comprehensive Income (Amounts Excluded from Effectiveness Testing) (in millions)			Net Gains/(Losses) Recognized in Net Income (Amounts Excluded from Effectiveness Testing) (in millions)
Location	2022	2021	Location	2022	2021	Location	2022	2021
Gains (losses) on net investment hedges(1)	$—	$24.9	Gains (losses) on net investment hedges(1)	$—	$—	Other (income) expense(1)	$—	$—

For the Nine Months Ended September 30,
Net Gains/(Losses) Recognized in Other Comprehensive Income (Effective Portion) (in millions)			Net Gains/(Losses) Recognized in Other Comprehensive Income (Amounts Excluded from Effectiveness Testing) (in millions)			Net Gains/(Losses) Recognized in Net Income (Amounts Excluded from Effectiveness Testing) (in millions)
Location	2022	2021	Location	2022	2021	Location	2022	2021
Gains (losses) on net investment hedges(1)	$20.4	$46.1	Gains (losses) on net investment hedges(1)	$(3.2)	$(1.1)	Other (income) expense(1)	$(4.6)	$0.1

(1) Beginning in the second quarter of 2022 we no longer hold net investment hedges as they were closed with the sale of our 49.9% equity interest in Samsung Bioepis in April 2022. For additional information on the sale of our equity interest in Samsung Bioepis, please read Note 2, Dispositions, to these condensed consolidated financial statements.
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
The aggregate notional amount of these outstanding foreign currency forward contracts was $1,285.4 million and $1,268.0 million as of September 30, 2022 and December 31, 2021, respectively. Net losses of $36.5 million and $85.8 million related to these contracts were recorded as a component of other (income) expense, net for the three and nine months ended September 30, 2022, respectively, compared to net losses of $13.5 million and $26.1 million, respectively, in the prior year comparative periods.

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
The following table summarizes the fair value and presentation in our condensed consolidated balance sheets of our outstanding derivative instruments, including those designated as hedging instruments:

(In millions)	Balance Sheet Location	As of September 30, 2022	As of December 31, 2021
Cash Flow Hedging Instruments:
Asset derivative instruments	Other current assets	$158.2	$66.2
	Investments and other assets	5.0	5.5
Liability derivative instruments	Accrued expense and other	2.6	6.6

Net Investment Hedging Instruments:(1)
Asset derivative instruments	Other current assets	21.4	4.1

Other Derivative Instruments:
Asset derivative instruments	Other current assets	11.3	5.1
Liability derivative instruments	Accrued expense and other	20.2	4.2

(1) Beginning in the second quarter of 2022 we no longer hold net investment hedges as they were closed with the sale of our 49.9% equity interest in Samsung Bioepis in April 2022. Amount represents unsettled balance of our closed net investment hedges. For additional information on the sale of our equity interest in Samsung Bioepis, please read Note 2, Dispositions, to these condensed consolidated financial statements.
10.    PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment are recorded at historical cost, net of accumulated depreciation. Accumulated depreciation on property, plant and equipment was $2,098.0 million and $2,006.6 million as of September 30, 2022 and December 31, 2021, respectively. For the three and nine months ended September 30, 2022, depreciation expense totaled $64.2 million and $207.7 million, respectively, compared to $65.1 million and $168.7 million, respectively, in the prior year comparative periods.
Solothurn, Switzerland Manufacturing Facility
In order to support our future growth and drug development pipeline, we are building a large-scale biologics manufacturing facility in Solothurn, Switzerland. Upon completion, this facility will include 393,000 square feet related to a large-scale biologics manufacturing facility, 290,000 square feet of warehouse, utilities and support space and 51,000 square feet of administrative space. As of September 30, 2022 and December 31, 2021, we had approximately $701.0 million and $677.0 million, respectively, capitalized as construction in progress related to this facility. In the second quarter of 2021, a portion of the facility received a Good Manufacturing Practice multi-product license from the Swiss Agency for Therapeutic Products, resulting in approximately $1.2 billion of fixed assets being placed in service during the second quarter of 2021. In April 2022 the FDA approved the Prior Approval Supplement for the Solothurn facility for ADUHELM. We estimate the second manufacturing suite at the Solothurn facility will be operational during the second half of 2023.
125 Broadway Building Sale
In September 2022 we completed the sale of our building and land parcel located at 125 Broadway, Cambridge, MA (125 Broadway) for an aggregate sales price of approximately $603.0 million, which is inclusive of a $10.8 million tenant allowance. This sale resulted in a pre-tax gain on sale of approximately $503.7 million, net of transaction costs, which is reflected within gain on sale of building in our condensed consolidated statements of income for the three and nine months ended September 30, 2022. This transaction included approximately $79.2 million of property, plant and equipment, net, which comprised of approximately $72.6 million for buildings, approximately $1.6 million for land and approximately $5.0 million for machinery and equipment.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
11.    LEASES
125 Broadway Building Sale and Leaseback Transaction
in connection with the sale of our building at 125 Broadway, we simultaneously leased back the building for a term of approximately 5.5 years, which resulted in the recognition of approximately $168.2 million in new lease liabilities and right-of-use assets recorded within our condensed consolidated balance sheets as of September 30, 2022. The sale and immediate leaseback of this building qualified for sale and leaseback treatment and is classified as an operating lease. For additional information on the sale of our building, please read Note 10, Property, Plant and Equipment, to these condensed consolidated financial statements.
300 Binney Street Lease Modification
In September 2022 we entered into an agreement to partially terminate a portion of our lease located at 300 Binney Street, Cambridge MA, as well as to reduce the lease term for the majority of the remaining space. The agreement was driven by our 2022 efforts to reduce costs by consolidating real estate locations. The transaction was treated as a lease modification as of the effective date and resulted in the derecognition of right of use assets of approximately $47.4 million and lease liabilities of approximately $52.7 million, which resulted in a gain of approximately $5.3 million, which was recorded within restructuring charges in our condensed consolidated statements of income for the three and nine months ended September 30, 2022.
12.    INDEBTEDNESS
3.625% Senior Notes due September 15, 2022
On September 15, 2015, we issued $1.0 billion aggregate principal amount of our 3.625% Senior Notes due September 15, 2022, at 99.920% of par. Our 3.625% Senior Notes were senior unsecured obligations. In July 2022 we redeemed our 3.625% Senior Notes prior to their maturity and recognized a net pre-tax charge of approximately $2.4 million upon the extinguishment of these Senior Notes, which primarily reflects the payment of an early call premium as well as the write-off of remaining unamortized original debt issuance costs and discount balances. These charges were recognized as interest expense in other (income) expense, net in our condensed consolidated statements of income for the three and nine months ended September 30, 2022.
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
In addition, we redeemed an aggregate principal amount of approximately $8.9 million of our 2045 Senior Notes for aggregate cash payments of approximately $12.1 million, excluding accrued and unpaid interest. The redemption has been accounted for as a debt extinguishment; as such, we recognized a pre-tax charge of $3.2 million upon the extinguishment of such 2045 Senior Notes. This charge, which was recognized in interest expense in other (income) expense, net in our condensed consolidated statements of income for the nine months ended September 30, 2021, reflects the payment of an early call premium and the write-off of the remaining unamortized original debt issuance costs and discount balances associated with such 2045 Senior Notes.
Upon settlement, we also made aggregate cash payments of approximately $13.8 million to settle all accrued and unpaid interest from the last interest payment date on our 2045 Senior Notes that were exchanged or redeemed. We incurred approximately $6.1 million of costs associated with our Exchange Offer, which was recognized in interest expense in other (income) expense, net in our condensed consolidated statements of income for the nine months ended September 30, 2021.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
13.    EQUITY
Share Repurchases
In October 2020 our Board of Directors authorized a program to repurchase up to $5.0 billion of our common stock (2020 Share Repurchase Program). Our 2020 Share Repurchase Program does not have an expiration date. All share repurchases under our 2020 Share Repurchase Program will be retired. Under our 2020 Share Repurchase Program, we repurchased and retired approximately 1.2 million and 3.6 million shares of our common stock at a cost of approximately $250.0 million and $750.0 million during the three and nine months ended September 30, 2022, respectively. During the three and nine months ended September 30, 2021, we repurchased and retired approximately 2.2 million and 6.0 million shares of our common stock at a cost of approximately $750.0 million and $1.8 billion, respectively. Approximately $2.1 billion remained available under our 2020 Share Repurchase Program as of September 30, 2022.
Accumulated Other Comprehensive Income (Loss)
The following tables summarize the changes in accumulated other comprehensive income (loss), net of tax by component:

(In millions)	Unrealized Gains (Losses) on Securities Available for Sale, Net of Tax	Unrealized Gains (Losses) on Cash Flow Hedges, Net of Tax	Gains (Losses) on Net Investment Hedges, Net of Tax(1)	Unrealized gains (losses) on pension benefit obligation, Net of Tax	Currency Translation Adjustments	Total
Balance, December 31, 2021	$(2.2)	$53.8	$25.5	$(44.8)	$(139.0)	$(106.7)
Other comprehensive income (loss) before reclassifications	(26.4)	204.5	12.6	4.2	(154.5)	40.4
Amounts reclassified from accumulated other comprehensive income (loss)	7.4	(125.5)	(38.1)	—	58.9	(97.3)
Net current period other comprehensive income (loss)	(19.0)	79.0	(25.5)	4.2	(95.6)	(56.9)
Balance, September 30, 2022	$(21.2)	$132.8	$—	$(40.6)	$(234.6)	$(163.6)

(1) Beginning in the second quarter of 2022 we no longer hold net investment hedges as they were closed with the sale of our 49.9% equity interest in Samsung Bioepis in April 2022. For additional information on the sale of our equity interest in Samsung Bioepis, please read Note 2, Dispositions, to these condensed consolidated financial statements.

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

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
The following table summarizes the amounts reclassified from accumulated other comprehensive income (loss):

(In millions)	Income Statement Location	Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)
		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
		2022	2021	2022	2021
Gains (losses) on securities available for sale	Other (income) expense	$(8.0)	$(0.4)	$(9.4)	$(1.3)
	Income tax benefit (expense)	1.7	0.1	2.0	0.3

Gains (losses) on cash flow hedges	Revenue	77.7	(14.9)	143.2	(68.7)
	Operating expense	(0.8)	(0.3)	(3.5)	(0.3)
	Other (income) expense	—	—	(0.2)	0.1
	Income tax benefit (expense)	(7.8)	1.5	(14.0)	6.8

Gains (losses) on net investment hedges(1)	Other (income) expense	—	—	38.1	0.1

Currency Translation Adjustments	Other (income) expense	—	—	(58.9)	—
Total reclassifications, net of tax		$62.8	$(14.0)	$97.3	$(63.0)

(1) Beginning in the second quarter of 2022 we no longer hold net investment hedges as they were closed with the sale of our 49.9% equity interest in Samsung Bioepis in April 2022. For additional information on the sale of our equity interest in Samsung Bioepis, please read Note 2, Dispositions, to these condensed consolidated financial statements.
14.    EARNINGS PER SHARE
Basic and diluted shares outstanding used in our earnings per share calculation are calculated as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In millions)	2022	2021	2022	2021
Numerator:
Net income attributable to Biogen Inc.	$1,134.7	$329.2	$2,496.5	$1,187.9
Denominator:
Weighted average number of common shares outstanding	144.4	148.0	145.8	149.9
Effect of dilutive securities:
Time-vested restricted stock units	0.3	0.4	0.3	0.2
Market stock units	—	0.1	—	0.1
Performance stock units settled in stock	0.1	0.1	0.1	0.1
Dilutive potential common shares	0.4	0.6	0.4	0.4
Shares used in calculating diluted earnings per share	144.8	148.6	146.2	150.3
Amounts excluded from the calculation of net income per diluted share because their effects were anti-dilutive were insignificant.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
15.    SHARE-BASED PAYMENTS
Share-based Compensation Expense
The following table summarizes share-based compensation expense included in our condensed consolidated statements of income:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In millions)	2022	2021	2022	2021
Research and development	$24.5	$19.5	$72.6	$72.2
Selling, general and administrative	46.5	42.6	129.3	127.8
Subtotal	71.0	62.1	201.9	200.0
Capitalized share-based compensation costs	(2.0)	(1.9)	(7.1)	(6.3)
Share-based compensation expense included in total cost and expense	69.0	60.2	194.8	193.7
Income tax effect	(13.0)	(10.9)	(36.0)	(35.8)
Share-based compensation expense included in net income attributable to Biogen Inc.	$56.0	$49.3	$158.8	$157.9
The following table summarizes share-based compensation expense associated with each of our share-based compensation programs:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In millions)	2022	2021	2022	2021
Market stock units	$4.0	$9.7	$11.4	$35.5
Time-vested restricted stock units	48.7	38.8	150.4	121.9
Performance stock units settled in stock	10.5	4.9	22.1	14.2
Performance stock units settled in cash	5.4	4.4	7.9	13.9
Employee stock purchase plan	2.4	4.3	10.1	14.5
Subtotal	71.0	62.1	201.9	200.0
Capitalized share-based compensation costs	(2.0)	(1.9)	(7.1)	(6.3)
Share-based compensation expense included in total cost and expense	$69.0	$60.2	$194.8	$193.7
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

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
16.    INCOME TAXES
Inflation Reduction Act
In August 2022 the Inflation Reduction Act of 2022 (the IRA) was signed into law in the U.S. The IRA introduced new tax provisions, including a 15.0% corporate alternative minimum tax and a 1.0% excise tax on stock repurchases. The provisions of the IRA will be effective for periods after December 31, 2022. The enactment of the IRA did not result in any material adjustments to our income tax provision or net deferred tax assets as of September 30, 2022.
Tax Rate
A reconciliation between the U.S. federal statutory tax rate and our effective tax rate is summarized as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Statutory rate	21.0%	21.0%	21.0%	21.0%
State taxes	1.9	0.3	1.1	0.9
Taxes on foreign earnings	(3.4)	(20.2)	(4.4)	(11.5)
Tax credits	(1.4)	(7.1)	(1.5)	(4.1)
Purchased intangible assets	0.1	(6.2)	0.2	(1.4)
GILTI	0.8	2.6	0.5	1.6
Sale of Samsung Bioepis	(0.8)	—	(1.9)	—
Litigation settlement agreement	(1.2)	—	3.1	—
Neurimmune tax impacts	—	(0.5)	2.8	(36.4)
International reorganization	—	—	(1.7)	—
Other	0.2	1.2	0.2	0.7
Effective tax rate	17.2%	(8.9)%	19.4%	(29.2)%
Changes in Tax Rate
For the three and nine months ended September 30, 2022, compared to the same periods in 2021, the increases in our effective tax rates include the tax impacts on the sale of one of our buildings and the favorable prior year tax effects of changes in the value of our equity investments, where we recorded unrealized losses, and the BIIB111 and BIIIB112 impairment charges. The tax effects of this change in value of our equity investments were recorded discretely as changes in value of equity investments cannot be forecasted.
For the nine months ended September 30, 2022, compared to the same period in 2021, the increase in our effective tax rate also reflects the net effects of the Neurimmune SubOne AG (Neurimmune) matters, as discussed below, and the litigation settlement agreement.
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
For additional information on the litigation settlement agreement, please read Note 20, Litigation, to these condensed consolidated financial statements.
For additional information on our collaboration arrangement with Neurimmune, please read Note 19, Investments in Variable Interest Entities, to these condensed consolidated financial statements.

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
17.    OTHER CONSOLIDATED FINANCIAL STATEMENT DETAIL
Other (Income) Expense, Net
Components of other (income) expense, net, are summarized as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In millions)	2022	2021	2022	2021
Gain on sale of equity interest in Samsung Bioepis(1)	$—	$—	$(1,505.4)	$—
Litigation settlement agreement	—	—	900.0	—
Interest income	(23.9)	(2.6)	(39.4)	(8.2)
Interest expense	59.9	66.3	191.8	187.3
(Gains) losses on investments, net	(101.8)	424.5	167.5	707.2
Foreign exchange (gains) losses, net	11.5	13.7	39.0	23.1
Other, net	(1.7)	1.0	25.2	4.0
Total other (income) expense, net	$(56.0)	$502.9	$(221.3)	$913.4

(1) Reflects the pre-tax gain, net of transaction costs, recognized from the sale of our 49.9% equity interest in Samsung Bioepis to Samsung BioLogics in April 2022. For additional information on the sale of our equity interest in Samsung Bioepis, please read Note 2, Dispositions, to these condensed consolidated financial statements.
(Gains) losses on investments, net, as reflected in the table above, relate to debt securities, equity securities of certain biotechnology companies, venture capital funds where the underlying investments are in equity securities of certain biotechnology companies and non-marketable equity securities.
During the second quarter of 2022 we recorded a pre-tax charge of $900.0 million, plus estimated fees and expenses, related to a litigation settlement agreement to resolve a qui tam litigation relating to conduct prior to 2015. This charge is included within other (income) expense, net in our condensed consolidated statements of income for the nine months ended September 30, 2022. For additional information on the litigation settlement agreement, please read Note 20, Litigation, to these condensed consolidated financial statements.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
The following table summarizes our (gains) losses on investments, net that relate to our equity securities held during the following periods:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In millions)	2022	2021	2022	2021
Net (gains) losses recognized on equity securities	$(109.8)	$424.2	$158.1	$705.9
Less: Net (gains) losses realized on equity securities	(0.5)	(2.7)	—	(9.3)
Net unrealized (gains) losses recognized on equity securities	$(109.3)	$426.9	$158.1	$715.2
The net unrealized gains recognized during the three months ended September 30, 2022, primarily reflect an increase in the aggregate fair value of our investments in Sage, Ionis Pharmaceuticals, Inc. (Ionis), Sangamo and Denali common stock of approximately $112.5 million.
The net unrealized losses recognized during the nine months ended September 30, 2022, primarily reflect a decrease in the aggregate fair value of our investments in Denali and Sangamo common stock of approximately $198.0 million.
Accrued Expense and Other
Accrued expense and other consists of the following:

(In millions)	As of September 30, 2022	As of December 31, 2021
Litigation settlement agreement(1)	$900.0	$—
Revenue-related reserves for discounts and allowances	854.5	802.1
Collaboration expense	260.1	324.7
Royalties and licensing fees	208.6	234.7
Employee compensation and benefits	313.5	345.1
Other	769.2	828.6
Total accrued expense and other	$3,305.9	$2,535.2

(1) During the second quarter of 2022 we recorded a pre-tax charge of $900.0 million, plus estimated fees and expenses, related to a litigation settlement agreement to resolve a qui tam litigation relating to conduct prior to 2015. For additional information on the litigation settlement agreement, please read Note 20, Litigation, to these condensed consolidated financial statements.
Other Long-term Liabilities
Other long-term liabilities were $1,198.1 million and $1,320.5 million as of September 30, 2022 and December 31, 2021, respectively, and included accrued income taxes totaling $559.7 million and $664.5 million, respectively.
18.    COLLABORATIVE AND OTHER RELATIONSHIPS
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
Eisai serves as the lead of lecanemab development and regulatory submissions globally with both companies co-commercializing and co-promoting the product, and Eisai having final decision-making authority. All costs, including research, development, sales and marketing expense, are shared equally between us and Eisai. If lecanemab receives marketing approval, we and Eisai will co-promote lecanemab and share profits or losses equally. In March 2022 we extended our supply agreement related to lecanemab from five years to ten years for the manufacture of lecanemab drug substance and drug product.

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
A summary of development and sales and marketing expense related to the Lecanemab Collaboration is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In millions)	2022	2021	2022	2021
Total development expense incurred by the collaboration related to the advancement of lecanemab and elenbecestat	$109.3	$118.4	$264.9	$236.1
Biogen's share of lecanemab and elenbecestat development expense reflected in research and development expense in our condensed consolidated statements of income	54.7	59.2	132.5	118.0
Total sales and marketing expense incurred by the Lecanemab Collaboration	29.0	5.6	68.3	15.6
Biogen's share of lecanemab and elenbecestat sales and marketing expense reflected in selling, general and administrative expense in our condensed consolidated statements of income	14.5	2.8	34.2	7.8
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
In March 2022 we amended our ADUHELM Collaboration Agreement with Eisai. Effective March 2022, we have sole decision making and commercialization rights worldwide on ADUHELM and beginning January 1, 2023, Eisai will receive a tiered royalty based on net sales of ADUHELM, rather than sharing global profits and losses. Eisai's share of development, commercialization and manufacturing expense is limited to $335.0 million for the period from January 1, 2022 to December 31, 2022. As of September 30, 2022, Eisai's portion of these expenses was approximately $300.0 million. Once this limit is achieved, we will be responsible for all ADUHELM related development costs. After the tiered royalty model commences on January 1, 2023, Eisai will not participate in ADUHELM’s economics beyond these royalties.
A summary of development expense, sales and marketing expense and milestone payments related to the ADUHELM Collaboration Agreement is as follows:

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In millions)	2022	2021	2022	2021
Total ADUHELM development expense	$34.6	$43.7	$116.0	$132.8
Biogen's share of ADUHELM development expense reflected in research and development expense in our condensed consolidated statements of income	19.0	24.0	63.8	73.0
Total ADUHELM sales and marketing expense incurred by the ADUHELM Collaboration Agreement	(8.0)	154.3	127.8	391.7
Biogen's share of ADUHELM sales and marketing expense reflected in selling, general and administrative expense and collaboration profit (loss) sharing in our condensed consolidated statements of income	(3.9)	83.3	68.1	211.2
Total ADUHELM collaboration third party milestones	—	—	—	100.0
Biogen's share of reimbursement from Eisai of ADUHELM milestone payments reflected in collaboration profit (loss) sharing in our condensed consolidated statements of income	—	—	—	45.0
Co-promotion Profits and Losses
In the U.S. we recognize revenue on sales to third parties as a component of product revenue, net in our condensed consolidated statements of income. We also record the related cost of revenue and sales and marketing expense in our condensed consolidated statements of income as these costs are incurred. Payments made to and received from Eisai for its 45.0% share of the co-promotion profits or losses in the U.S. are recognized in collaboration profit (loss) sharing in our condensed consolidated statements of income. For the three and nine months ended September 30, 2022, we recognized a net reduction to our operating expense of $3.4 million and $214.0 million, respectively, to reflect Eisai's 45.0% share of net collaboration losses in the U.S., compared to $50.6 million and $90.7 million, respectively, in the prior year comparative periods.
In addition, we and Eisai co-promote AVONEX, TYSABRI and TECFIDERA in Japan in certain settings and Eisai distributes AVONEX, TYSABRI, TECFIDERA and PLEGRIDY in India and other Asia-Pacific markets, excluding China.
During the first quarter of 2022 we recorded approximately $275.0 million of gross charges associated with inventory and purchase commitments in excess of forecasted demand related to ADUHELM. For the nine months ended September 30, 2022, we have also recorded approximately $76.0 million of aggregate gross idle capacity charges related to ADUHELM.
We have recognized approximately $177.0 million related to Eisai's 45.0% share of inventory and idle capacity charges in collaboration profit (loss) sharing within our condensed consolidated statements of income for the nine months ended September 30, 2022.
Amounts receivable from Eisai related to the agreements discussed above were $110.6 million and $285.4 million as of September 30, 2022 and December 31, 2021, respectively. Amounts payable to Eisai related to the agreements discussed above were $81.7 million and $46.5 million as of September 30, 2022 and December 31, 2021, respectively.
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
All costs incurred for agreed indications, including research, development, sales and marketing expense, are shared equally between us and UCB. If marketing approval is obtained, we and UCB will co-promote dapirolizumab pegol and share profits equally.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
A summary of development expense related to the UCB collaboration agreement is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In millions)	2022	2021	2022	2021
Total UCB collaboration development expense	$18.3	$16.5	$51.5	$49.5
Biogen's share of UCB development expense reflected in research and development expense in our condensed consolidated statements of income	9.1	8.2	25.7	24.8
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
A summary of development and sales and marketing expense related to this collaboration is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In millions)	2022	2021	2022	2021
Total Sage collaboration development expense	$40.9	$40.8	$130.4	$134.9
Biogen's share of Sage development expense reflected in research and development expense in our condensed consolidated statements of income	20.5	20.4	65.2	67.3
Total Sage sales and marketing expense incurred by the collaboration	28.5	7.4	69.9	23.2
Biogen's share of Sage sales and marketing expense reflected in selling, general and administrative expense in our condensed consolidated statements of income	14.2	3.7	34.9	11.6
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
In October 2022 we and Denali announced the initiation of the Phase 3 LIGHTHOUSE study for BIIB122 (DNL151), a small molecule inhibitor of LRRK2 for the potential treatment of Parkinson's disease.
A summary of development expense related to this collaboration is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In millions)	2022	2021	2022	2021
Total Denali collaboration development expense	$19.9	$8.5	$58.0	$27.2
Biogen's share of Denali development expense reflected in research and development expense in our condensed consolidated statements of income	11.4	5.1	33.5	16.3
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

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
protein technology delivered via adeno-associated virus to modulate the expression of key genes involved in neurological diseases.
Under this collaboration, we may pay Sangamo tiered royalties on potential net sales of any products developed under this collaboration in the high single digit to sub-teen percentages.
A summary of development expense related to this collaboration is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In millions)	2022	2021	2022	2021
Total Sangamo collaboration development expense	$5.5	$6.2	$16.4	$16.4
Biogen's share of Sangamo development expense reflected in research and development expense in our condensed consolidated statements of income	3.1	1.9	10.2	9.5
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
Other
For the three and nine months ended September 30, 2022, we recorded $14.0 million and $51.5 million, respectively, as research and development expense in our condensed consolidated statements of income related to other research and discovery related arrangements, compared to $7.7 million and $84.9 million, respectively, in the prior year comparative periods.
Samsung Bioepis Co., Ltd.
Joint Venture Agreement
In February 2012 we entered into a joint venture agreement with Samsung BioLogics establishing an entity, Samsung Bioepis, to develop, manufacture and market biosimilar products.
In April 2022 we completed the sale of our 49.9% equity interest in Samsung Bioepis to Samsung BioLogics. Under the terms of this transaction, we received approximately $1.0 billion in cash at closing and expect to receive approximately $1.3 billion in cash to be deferred over two payments of approximately $812.5 million due at the first anniversary and approximately $437.5 million due at the second anniversary of the closing of this transaction.
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
For the nine months ended September 30, 2022, we recognized net income on our investment of $2.6 million, reflecting our share of Samsung Bioepis' operating profits, net of tax totaling $17.0 million, offset by amortization of basis differences totaling $14.4 million. This amount reflects our share of results prior to the sale of Samsung Bioepis as the results are recognized one quarter in arrears. Following the sale of Samsung Bioepis we no longer recognize gains or losses associated with Samsung Bioepis' results of operations and amortization related to basis differences.
For the three and nine months ended September 30, 2021, we recognized net income on our investment of $1.1 million and $17.2 million, respectively, reflecting our share of Samsung Bioepis' operating profits, net of tax totaling $8.9 million and $39.5 million, respectively, offset by amortization of basis differences totaling $7.8 million and $22.3 million, respectively.
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
We share 50.0% of the profit or loss related to our commercial agreement with Samsung Bioepis, which is recognized in collaboration profit (loss) sharing in our condensed consolidated statements of income. For the three and nine months ended September 30, 2022, we recognized net profit-sharing expense of $48.7 million and $171.4 million, respectively, to reflect Samsung Bioepis' 50.0% sharing of the net collaboration profits, compared to a net profit-sharing expense of $71.8 million and $210.2 million, respectively, in the prior year comparative periods.

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
Amounts receivable from Samsung Bioepis related to the agreements discussed above were $1.8 million and $4.1 million as of September 30, 2022 and December 31, 2021, respectively. Amounts payable to Samsung Bioepis related to the agreements discussed above were $53.8 million and $148.7 million as of September 30, 2022 and December 31, 2021, respectively.
For additional information on our collaboration arrangements with Samsung Bioepis and our other significant collaboration arrangements, please read Note 18, Collaborative and Other Relationships, to our consolidated financial statements included in our 2021 Form 10-K.
19.    INVESTMENTS IN VARIABLE INTEREST ENTITIES
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
During the second quarter of 2021 we recorded a net deferred tax asset in Switzerland of approximately $490.0 million on Neurimmune's tax basis in ADUHELM, the realization of which is dependent on future sales of ADUHELM. During the fourth quarter of 2021, due to reduced future expected revenue associated with ADUHELM, we recorded a valuation allowance of approximately $390.0 million related to this deferred tax asset. During the first quarter of 2022, upon issuance of the final NCD related to ADUHELM, we recorded an additional valuation allowance of approximately $85.0 million to reduce the net value of this deferred tax asset to zero. These adjustments to our deferred tax assets and their valuation allowances are each recorded with an equal and offsetting amount assigned to net income (loss) attributable to noncontrolling interests, net of tax in our condensed consolidated statements of income, resulting in a zero net impact to net income attributable to Biogen Inc.
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
As of September 30, 2022 and December 31, 2021, the carrying value of our investments in certain biotechnology companies representing potential unconsolidated variable interest entities totaled $25.3 million and $24.6 million, respectively. Our maximum exposure to loss related to these variable interest entities is limited to the carrying value of our investments.
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
Loss Contingencies
ADUHELM Securities Litigation
We and certain current and former officers are named as defendants in actions filed by shareholders in November 2020 (the November 2020 Securities Action) and February 2022 (the February 2022 Securities Action) and pending in the U.S. District Court for the District of Massachusetts. The actions allege violations of federal securities laws under 15 U.S.C §78j(b) and §78t(a) and 17 C.F.R. §240.10b-5 and seek declarations of the actions as class actions and monetary relief. In September 2022, the court dismissed the November 2020 Securities Action, and the plaintiff has appealed to the U.S. Court of Appeals for the First Circuit. Our motion to dismiss the February 2022 Securities Action is pending. An estimate of the possible loss or range of loss cannot be made at this time.
Derivative Action
We and members of the Board of Directors are named as defendants in derivative actions filed by shareholders on February 9 and July 21, 2022, in the U.S. District Court for the District of Massachusetts. The actions allege violations of federal securities laws under 15 U.S.C. §78n(a) and 17 C.F.R. §240 14.a-9, breaches of fiduciary duties and waste of corporate assets, and seek declaratory and injunctive relief, monetary relief payable to Biogen, and attorneys’ fees and costs payable to the plaintiffs. The court has stayed both cases. An estimate of the possible loss or range of loss cannot be made at this time.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
IMRALDI Patent Litigation
In September 2018 Fresenius Kabi Deutschland GmbH (Fresenius Kabi) commenced proceedings for damages and injunctive relief against Biogen France SAS in the Tribunal de Grande Instance de Paris and proceedings against Biogen GmbH in the Düsseldorf Regional Court, alleging that IMRALDI, the adalimumab biosimilar product of Samsung Bioepis that Biogen commercializes in Europe, infringes national counterparts of European Patent No. 3 148 510 (the EP '510 Patent). In June 2022 Fresenius Kabi amended both actions to assert claims under European Patent 3 145 488 (the EP ‘488 Patent), which expires in May 2035. No hearing has been set in either action.
In June 2020 Fresenius Kabi commenced preliminary injunction proceedings in Denmark's Maritime and Commercial High Court alleging that IMRALDI infringes the Danish counterpart of the EP '488 Patent and a corresponding Danish utility model, DK 2020 00038 Y3. In September 2021 the Court refused Fresenius Kabi's request for a preliminary injunction, finding that the patent and utility model are invalid and not infringed. Fresenius Kabi has appealed to the High Court of Eastern Denmark, and a hearing is scheduled for January 2023.
In June 2022 the Technical Boards of Appeal (TBA) of the European Patent Office (EPO) affirmed the revocation of the EP '510 Patent, which resolves all pending infringement claims under the EP '510 Patent. The EPO has scheduled a hearing on the validity of the EP '488 Patent for October 26, 2022.
In July 2019 Gedeon Richter Nyrt commenced proceedings for damages and injunctive relief against Biogen GmbH in the Düsseldorf Regional Court, alleging infringement of the German counterpart of European Patent No. 3 212 667 (EP '667 Patent), which expires in October 2035. The case has been stayed pending proceedings in the EPO to invalidate the EP '667 Patent.
In July 2021 the Opposition Division of the EPO revoked the EP '667 Patent. Gedeon Richter Nyrt have appealed that decision to the TBA of the EPO. No hearing has been set in that appeal.
In November 2020 Gedeon Richter Nyrt commenced proceedings against Biogen GmbH in the Düsseldorf Regional Court alleging infringement of a German utility model corresponding to EP '667. The proceeding has been stayed pending the outcome of proceedings that Biogen has filed in the German Patent and Trademark Office to cancel the utility model. No hearing has been set in the cancellation proceedings.
An estimate of the possible loss or range of loss in the IMRALDI patent litigation described above cannot be made at this time.
Qui Tam Litigation
In September 2022, without admitting any liability, we agreed to pay $900.0 million to settle previously disclosed litigation unsealed in July 2015 and filed by Michael Bawduniak on behalf of the U.S. and certain states in the U.S. District Court for the District of Massachusetts alleging violations of the federal False Claims Act and state law counterparts. In October 2022 the court dismissed the case with prejudice.
Dispute with Former Convergence Shareholders
In November and December 2019 Shareholder Representative Services LLC, on behalf of the former shareholders of Convergence, sent us correspondence asserting claims of $200.0 million for alleged breach of the contract under which we acquired Convergence. We dispute the claims.
ERISA Class Action Litigation
In September 2020 the U.S. District Court for the District of Massachusetts consolidated two cases filed against us in July and August 2020 by participants in the Biogen 401(k) Savings Plan, alleging breach of fiduciary duty under ERISA. Plaintiffs seek a declaration of the action as a class action and monetary and other relief. An estimate of the possible loss or range of loss cannot be made at this time.
Humana Patient Assistance Litigation
In September 2021 Humana Inc. (Humana) filed suit against us in the U.S. District Court for the District of Massachusetts, alleging damages related to our providing MS patients with free medications and making charitable contributions to non-profit organizations that assist MS patients. Humana alleges violation of the federal RICO Act and state laws and seeks statutory treble damages, attorneys' fees and costs. We filed a motion to dismiss, which is pending. An estimate of the possible loss cannot be made at this time.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
Other Matters
Government Investigations
The U.S. House of Representatives Committees on Oversight and Reform and Energy and Commerce and the Office of Inspector General of the U.S. Department of Health and Human Services have announced investigations relating to ADUHELM. The Company also received a civil investigative demand from the Federal Trade Commission (FTC) and a subpoena from the Securities and Exchange Commission seeking information relating to ADUHELM, including healthcare sites, ADUHELM’s approval and ADUHELM’s marketing. In July 2022 the FTC informed us that it had closed its investigation.
TECFIDERA Patent Matters
In October 2022 the U.S. Supreme Court denied our petition for writ of certiorari for review of the previously disclosed decision of the U.S. Court of Appeals for the Federal Circuit holding that the asserted claims of our U.S. Patent No. 8,399,514 (the '514 Patent) are invalid. Thereafter, we moved to dismiss our appeals from the judgments in the previously disclosed Delaware Actions, and we and Mylan Pharmaceuticals, Inc. (Mylan) agreed that the judgment in our favor in the previously reported inter partes review filed by Mylan in 2018 should be vacated.
TYSABRI Patent Matters
In September 2022 we filed an action in the U.S. District Court for the District of Delaware against Sandoz Inc. and Polpharma Biologics S.A. under the Biologics Price Competition and Innovation Act, 42 U.S.C. §262, seeking a declaratory judgment of patent infringement, following our receipt of Sandoz inc.'s notice of intent to commercially market a biosimilar version of TYSABRI (natalizumab). No trial date has been set.
In November 2017 Swiss Pharma International AG, affiliated with the Polpharma Group, filed an action in the Commercial Court of Rome to invalidate the Italian counterpart of the European Patent No. 1 485 127 (the EP '127 Patent), which covers administration of natalizumab to treat MS and expires in February 2023. A hearing has been set for November 2022.
In August 2020 Polpharma Biologics S.A. brought an action in the Polish Patent Office to revoke our Polish Patent No. 215263, which corresponds to the EP '127 Patent and expires in February 2023. The action was suspended by the Polish Patent Office in April 2021 pending examination of our amended patent claims.
In June 2021 Polpharma Biologics S.A., Sandoz B.V. and Sandoz AG filed an action in the District Court of the Hague, Netherlands to invalidate the Dutch counterpart of our European Patent 2 676 967 (the EP '967 Patent), which expires in 2027 and covers methods of treatment using natalizumab (TYSABRI) and pre-treatment testing of patients. A hearing has not been scheduled.
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
We seek to ensure an uninterrupted supply of medicines to patients around the world. To that end, we continually review our manufacturing capacity, capabilities, processes and facilities. In order to support our future growth and drug development pipeline, we are expanding our large molecule production capacity by building a large-scale biologics manufacturing facility in Solothurn, Switzerland. In the second quarter of 2021 a portion of the facility received a Good Manufacturing Practice (GMP) multi-product license from the Swiss Agency for Therapeutic Products (SWISSMEDIC). In April 2022 the United States (U.S.) Food and Drug Administration (FDA) approved the Prior Approval Supplement for the Solothurn facility for ADUHELM. We estimate the second manufacturing suite at the Solothurn facility will be operational during the second half of 2023. We believe that the Solothurn facility will support our anticipated near-term needs for the manufacturing of biologic assets. If we are unable to fully utilize our manufacturing facilities, due to lower than forecasted demand for our products, we will incur excess capacity charges which will have a negative effect on our financial condition and results of operations.
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
Drug prices are under significant scrutiny in the markets in which our products are prescribed, for example the Inflation Reduction Act of 2022 (the IRA) has certain provisions related to drug pricing. We expect drug pricing and other health care costs to continue to be subject to intense political and societal pressures on a global basis.
Our failure to obtain or maintain adequate coverage, pricing or reimbursement for our products could have an adverse effect on our business, reputation, revenue and results of operations, could curtail or eliminate our ability to adequately fund research and development programs for the discovery and commercialization of new products and/or could cause a decline or volatility in our stock price.
In addition to the impact of competition, pricing actions and other measures being taken worldwide designed to reduce healthcare costs and limit the overall level of government expenditures, our sales and operations could also be affected by other risks of doing business internationally, including the impact of public health epidemics, such as the COVID-19 pandemic, on employees, the global economy and the delivery of healthcare treatments, geopolitical events, supply chain disruptions, foreign currency exchange fluctuations, changes in intellectual property legal protections and changes in trade regulations and procedures.
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

During the first quarter of 2022 we recorded approximately $275.0 million of gross charges associated with the write-off of inventory and purchase commitments in excess of forecasted demand related to ADUHELM. For the nine months ended September 30, 2022, we have also recorded approximately $76.0 million of aggregate gross idle capacity charges related to ADUHELM.
We have recognized approximately $177.0 million related to Eisai's 45.0% share of inventory and idle capacity charges in collaboration profit (loss) sharing within our condensed consolidated statements of income for the nine months ended September 30, 2022.
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
In March 2022 we amended our ADUHELM Collaboration Agreement with Eisai. Effective March 2022, we have sole decision making and commercialization rights worldwide on ADUHELM and beginning January 1, 2023, Eisai will receive a tiered royalty based on net sales of ADUHELM, rather than sharing global profits and losses. Eisai's share of development, commercialization and manufacturing expense is limited to $335.0 million for the period from January 1, 2022 to December 31, 2022. As of September 30, 2022, Eisai's portion of these expenses was approximately $300.0 million. Once this limit is achieved, we will be responsible for all ADUHELM related development costs. After the tiered royalty model commences on January 1, 2023, Eisai will not participate in ADUHELM’s economics beyond these royalties.
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
TECFIDERA
Multiple TECFIDERA generic entrants are now in the U.S. and European Union (E.U.) markets and have deeply discounted prices compared to TECFIDERA. The generic competition for TECFIDERA has significantly reduced our TECFIDERA revenue and is expected to continue to have a substantial and increasing negative impact on our TECFIDERA revenue in the future.
In the U.S., the U.S. Supreme Court declined in October 2022 to review the appellate decision holding that claims of our U.S. Patent No. 8,399,514, related to TECFIDERA, are invalid.
In the E.U., we are seeking to enforce a patent granted in June 2022 that relates to TECFIDERA and expires in 2028. In addition, we are litigating to affirm that TECFIDERA is entitled to regulatory data and market protection until at least February 2024. Our Company, the EMA and the European Commission (EC) have each appealed the May 2021 decision of the European General Court, which annulled the EMA's decision not to validate an application for approval of a TECFIDERA generic on the basis that the EMA and EC conducted the wrong assessment when determining TECFIDERA's entitlement to regulatory data and marketing protection. Our Company, the EMA and the EC have each appealed the General Court’s decision as wrongly decided and the appeal is pending. On October 6, 2022, the Advocate General of the Court of Justice of the European Union (CJEU) issued a nonbinding advisory opinion in Biogen's favor. This opinion recommends that the CJEU set aside the judgment of the European General Court. We are awaiting the decision of the CJEU.
For additional information, please read Note 20, Litigation, to our condensed consolidated financial statements included in this report and the discussion under Results of Operations - Product Revenue - Multiple Sclerosis (MS) - Fumarate below.
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
Conflict in Ukraine
The ongoing geopolitical tensions related to Russia's invasion of Ukraine have resulted in global business disruptions and economic volatility, including sanctions and other restrictions levied on the government and businesses in Russia. Although we do not have affiliates or employees, in either Russia or Ukraine, we do provide various therapies to patients in Russia through a distributor and are currently involved in clinical trials with sites in Ukraine and Russia. The timing and costs of these trials may be impacted as a result of the conflict. For example, the development of orelabrutinib, an oral small molecule Bruton’s tyrosine kinase inhibitor for the potential treatment of MS, that we are developing with InnoCare Pharma Limited (InnoCare) has been delayed and will require the establishment of new clinical sites in other geographies. In addition, new government sanctions on the export of certain manufacturing materials to Russia may delay or limit our ability to get new products approved.
The impact of the conflict on our operations and financial performance remains uncertain and will depend on future developments, including the severity and duration of the conflict, its impact on regional and global economic conditions and whether the conflict spreads or has effects on countries outside Ukraine and Russia. Revenue generated from sales in these regions represented less than 2.0% of total product revenue for the three and nine months ended September 30, 2022 and the year ended December 31, 2021.
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
Inflation Reduction Act of 2022
In August 2022 the IRA was signed into law in the U.S. The IRA introduced new tax provisions, including a 15.0% corporate alternative minimum tax and a 1.0% excise tax on stock repurchases. The provisions of the IRA will be effective for periods after December 31, 2022. The enactment of the IRA did not result in any material adjustments to our income tax provision or net deferred tax assets as of September 30, 2022. We expect additional guidance and regulations to be issued in future periods and will continue to assess its potential impact on our business and results of operations as further information becomes available.
The IRA also contains substantial drug pricing reforms that may have a significant impact on the pharmaceutical industry in the U.S. This includes allowing CMS to negotiate a maximum fair price for certain high-priced single source Medicare drugs, as well as redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, potentially resulting in higher contributions from plans and manufacturers. The IRA also establishes drug inflationary rebate requirements to penalize manufacturers from raising the prices of Medicare covered single-source drugs and biologics beyond the inflation-adjusted rate. Further, to incentivize biosimilar development, the IRA provides an 8.0% Medicare Part B add-on payment for qualifying biosimilar products for a five-year period.
The overall impact that the IRA will have on our business, results of operations and financial condition, and the impact on the pharmaceutical industry as a whole is not yet known. We will continue to assess as further information becomes available.

Financial Highlights
Diluted earnings per share attributable to Biogen Inc. was $7.84 for the three months ended September 30, 2022, representing an increase of 253.2% compared to $2.22 in the same period in 2021.
As described below under Results of Operations, our net income and diluted earnings per share attributable to Biogen Inc. for the three months ended September 30, 2022, compared to the three months ended September 30, 2021, reflects the following:
Revenue
•Total revenue was $2,508.5 million for the third quarter of 2022, representing a $270.4 million, or 9.7%, decrease compared to $2,778.9 million in the same period in 2021.
•Product revenue, net totaled $1,962.1 million for the third quarter of 2022, representing a $243.6 million, or 11.0%, decrease compared to $2,205.7 million in the same period in 2021. This decrease was primarily due to a $215.7 million, or 13.9%, decrease in MS product revenue and a $13.0 million, or 2.9%, decrease in SPINRAZA product revenue.
◦The decrease in MS product revenue was primarily due to a decrease in U.S. TECFIDERA demand as a result of multiple TECFIDERA generic entrants in the U.S. market and a decrease in Interferon demand due to competition.
◦The decrease in SPINRAZA revenue was primarily due to the unfavorable impact of foreign currency exchange, as well as a decrease in demand as a result of increased competition in certain established markets, particularly Germany and Japan, and the timing of shipments.
◦The decrease was also due to a decrease in biosimilar revenue primarily due to unfavorable pricing and the unfavorable impact of foreign currency exchange.
•Revenue from anti-CD20 therapeutic programs totaled $416.9 million for the third quarter of 2022, representing a $1.5 million, or 0.4%, increase compared to $415.4 million in the same period in 2021. This increase was primarily due to a $16.9 million, or 6.4%, increase in royalty revenue on sales of OCREVUS, partially offset by a $14.9 million, or 11.8%, decrease in RITUXAN revenue. Sales of RITUXAN have been adversely affected by the onset of biosimilars competition.
•Other revenue totaled $129.5 million for the third quarter of 2022, representing a $28.3 million, or 17.9%, decrease compared to $157.8 million in the same period in 2021.
Expense
•Total cost and expense was $1,137.4 million for the third quarter of 2022, representing a $1,350.4 million, or 54.3%, decrease compared to $2,487.8 million in the same period in 2021.
◦Research and development expense for the third quarter of 2021 included a $125.0 million upfront payment to InnoCare and $39.1 million of estimated clinical trial closeout costs and manufacturing commitments associated with BIIB111 (timrepigene emparvovec) and BIIB112 (cotoretigene toliparvovec).
◦Selling, general and administrative expense for the third quarter of 2022 decreased $90.8 million, or 13.9%, compared to the same period in 2021, primarily driven by cost savings initiatives, including the substantial elimination of the ADUHELM commercial infrastructure.
◦A pre-tax gain of approximately $503.7 million recognized during the third quarter of 2022 related to the sale of one of our buildings.
As described below under Financial Condition, Liquidity and Capital Resources:
•We generated $1,559.3 million of net cash flow from operations for the nine months ended September 30, 2022.
•Cash, cash equivalents and marketable securities totaled approximately $5,771.4 million as of September 30, 2022.
•We repurchased and retired approximately 1.2 million shares of our common stock at a cost of approximately $250.0 million during the third quarter of 2022 under a program authorized by our Board of Directors in October 2020 to repurchase up to $5.0 billion of our common stock (2020 Share Repurchase Program). Approximately $2.1 billion remained available under our 2020 Share Repurchase Program as of September 30, 2022.

Collaborative and Other Relationships
For additional information on our collaborative and other relationships discussed below, please read Note 18, Collaborative and Other Relationships, and Note 19, Investments in Variable Interest Entities, to our condensed consolidated financial statements included in this report.
Samsung Bioepis - Biogen's Joint Venture with Samsung BioLogics
In April 2022 we completed the sale of our 49.9% equity interest in Samsung Bioepis to Samsung BioLogics. Under the terms of this transaction, we received approximately $1.0 billion in cash at closing and expect to receive approximately $1.3 billion in cash to be deferred over two payments of approximately $812.5 million due at the first anniversary and approximately $437.5 million due at the second anniversary of the closing of this transaction.
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
Eisai Collaboration Agreements
ADUHELM Collaboration Agreement
In March 2022 we amended our ADUHELM Collaboration Agreement with Eisai. Effective March 2022, we have sole decision making and commercialization rights worldwide on ADUHELM and beginning January 1, 2023, Eisai will receive a tiered royalty based on net sales of ADUHELM, rather than sharing global profits and losses. Eisai's share of development, commercialization and manufacturing expense is limited to $335.0 million for the period from January 1, 2022 to December 31, 2022. As of September 30, 2022, Eisai's portion of these expenses was approximately $300.0 million. Once this limit is achieved, we will be responsible for all ADUHELM related development costs. After the tiered royalty model commences on January 1, 2023, Eisai will not participate in ADUHELM’s economics beyond these royalties.
Lecanemab Collaboration
In March 2022 we extended our supply agreement related to lecanemab from five years to ten years for the manufacture of lecanemab drug substance and drug product.
For additional information on our collaboration arrangements with Eisai, please read Note 18, Collaborative and Other Relationships, to our condensed consolidated financial statements included in this report.
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
For additional information on our 2022 cost saving initiatives, please read Note 3, Restructuring, to our condensed consolidated financial statements included in this report.
BIIB125 (zuranolone)
In May 2022 we and our collaboration partner Sage Therapeutics, Inc. (Sage) initiated a rolling submission of a NDA to the FDA for BIIB125 (zuranolone) for the potential treatment of major depressive disorder (MDD).
In June 2022 we and Sage announced that the Phase 3 SKYLARK study of zuranolone, which is being evaluated in women with postpartum depression (PPD), met its primary and all key secondary endpoints. Subsequently, we decided to submit a single NDA seeking approval of zuranolone for the treatment of both MDD and PPD. We expect to complete the submission of this single NDA by the end of 2022, and to seek priority review of the filing.
For additional information on our collaboration arrangement with Sage, please read Note 18, Collaborative and Other Relationships, to our condensed consolidated financial statements included in this report.

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
In September 2022 we and Eisai announced that the Phase 3 Clarity AD confirmatory study for lecanemab met its primary and all key secondary endpoints.
For additional information on our collaboration arrangements with Eisai, please read Note 18, Collaborative and Other Relationships, to our condensed consolidated financial statements included in this report.
Mosunetuzumab
In June 2022 our collaboration partner Genentech announced that mosunetuzumab, a late-stage bispecific antibody in development for B-cell non-Hodgkin's lymphoma and other therapeutic areas, was approved in the E.U.
In July 2022 Genentech announced that the FDA accepted the company's BLA and granted Priority Review for mosunetuzumab, with a PDUFA action date of December 29, 2022.
For additional information on our collaboration arrangements with Genentech, please read Note 18, Collaborative and Other Relationships, to our consolidated financial statements included in our 2021 Form 10-K.
BIIB067 (tofersen)
In July 2022 we announced that the FDA accepted our NDA and granted Priority Review for BIIB067 (tofersen), an investigational antisense drug being evaluated for people with superoxide dismutase 1 (SOD1) amyotrophic lateral sclerosis (ALS), with a PDUFA action date of April 25, 2023.
Senior Note Redemption
In July 2022 we redeemed our 3.625% Senior Notes totaling $1.0 billion in aggregate principal amount prior to their maturity on September 15, 2022.
For additional information on our Senior Note redemption, please read Note 12, Indebtedness, to our condensed consolidated financial statements included in this report.
125 Broadway Sale and Leaseback Transaction
In September 2022 we completed the sale of our building and land parcel located at 125 Broadway,
Cambridge, MA (125 Broadway) for an aggregate sales price of approximately $603.0 million, which is inclusive of a $10.8 million tenant allowance.
Simultaneously, with the close of this transaction we immediately leased back the building for a term of approximately 5.5 years.
For additional information on the sale of our building, please read Note 10, Property, Plant and Equipment, to our condensed consolidated financial statements included in this report.
BIIB800
In September 2022 we and our collaboration partner Bio-Thera Solutions announced that the EMA accepted the MAA for BIIB800, a biosimilar referencing ACTEMRA, an anti-interleukin-6 receptor monoclonal antibody, for the treatment of severe, active and progressive rheumatoid arthritis.
BIIB122 (DNL151)
In October 2022 we and our collaboration partner Denali Therapeutics Inc. (Denali) announced the initiation of the Phase 3 LIGHTHOUSE study for BIIB122 (DNL151), a small molecule inhibitor of leucine-rich repeat kinase 2 (LRRK2) for the potential treatment of Parkinson's disease.
For additional information on our collaboration arrangement with Denali, please read Note 18, Collaborative and Other Relationships, to our condensed consolidated financial statements included in this report.

RESULTS OF OPERATIONS
Revenue
Revenue is summarized as follows:

	For the Three Months Ended September 30,
(In millions, except percentages)	2022		2021		$ Change	% Change
Product revenue, net:
United States	$850.4	33.9%	$973.5	35.0%	$(123.1)	(12.6)%
Rest of world	1,111.7	44.3	1,232.2	44.4	(120.5)	(9.8)
Total product revenue, net	1,962.1	78.2	2,205.7	79.4	(243.6)	(11.0)
Revenue from anti-CD20 therapeutic programs	416.9	16.6	415.4	14.9	1.5	0.4
Other revenue	129.5	5.2	157.8	5.7	(28.3)	(17.9)
Total revenue	$2,508.5	100.0%	$2,778.9	100.0%	$(270.4)	(9.7)%

	For the Nine Months Ended September 30,
(In millions, except percentages)	2022		2021		$ Change	% Change
Product revenue, net:
United States	$2,619.7	34.3%	$2,850.7	34.6%	$(231.0)	(8.1)%
Rest of world	3,463.6	45.4	3,802.7	46.1	(339.1)	(8.9)
Total product revenue, net	6,083.3	79.7	6,653.4	80.7	(570.1)	(8.6)
Revenue from anti-CD20 therapeutic programs	1,252.6	16.4	1,244.4	15.1	8.2	0.7
Other revenue	293.5	3.9	350.1	4.2	(56.6)	(16.2)
Total revenue	$7,629.4	100.0%	$8,247.9	100.0%	$(618.5)	(7.5)%

Product Revenue
Product revenue is summarized as follows:

	For the Three Months Ended September 30,
(In millions, except percentages)	2022		2021		$ Change	% Change
Multiple Sclerosis (MS):
TECFIDERA	$339.0	17.3%	$498.6	22.6%	$(159.6)	(32.0)%
VUMERITY(1)	137.8	7.0	120.9	5.5	16.9	14.0
Total Fumarate	476.8	24.3	619.5	28.1	(142.7)	(23.0)
AVONEX	255.1	13.0	301.3	13.7	(46.2)	(15.3)
PLEGRIDY	80.9	4.1	86.2	3.9	(5.3)	(6.1)
Total Interferon	336.0	17.1	387.5	17.6	(51.5)	(13.3)
TYSABRI	505.5	25.8	522.8	23.7	(17.3)	(3.3)
FAMPYRA	22.0	1.1	26.2	1.2	(4.2)	(16.0)
Subtotal: MS	1,340.3	68.3	1,556.0	70.6	(215.7)	(13.9)

Spinal Muscular Atrophy:
SPINRAZA	431.1	22.0	444.1	20.1	(13.0)	(2.9)

Biosimilars:
BENEPALI	110.2	5.6	120.8	5.5	(10.6)	(8.8)
IMRALDI	57.7	2.9	57.4	2.6	0.3	0.5
FLIXABI	19.0	1.0	24.6	1.1	(5.6)	(22.8)
BYOOVIZ(2)	0.7	—	—	—	0.7	nm
Subtotal: Biosimilars	187.6	9.5	202.8	9.2	(15.2)	(7.5)

Other:
FUMADERM	1.5	0.1	2.5	0.1	(1.0)	(40.0)
ADUHELM	1.6	0.1	0.3	—	1.3	nm
Total product revenue, net	$1,962.1	100.0%	$2,205.7	100.0%	$(243.6)	(11.0)%

(1) VUMERITY became commercially available in the E.U. during the fourth quarter of 2021.
(2) BYOOVIZ launched in the U.S. in June 2022 and became commercially available during the third quarter of 2022.
nm Not meaningful

	For the Nine Months Ended September 30,
(In millions, except percentages)	2022		2021		$ Change	% Change
Multiple Sclerosis (MS):
TECFIDERA	$1,146.8	18.9%	$1,465.4	22.0%	$(318.6)	(21.7)%
VUMERITY(1)	402.6	6.6	285.5	4.3	117.1	41.0
Total Fumarate	1,549.4	25.5	1,750.9	26.3	(201.5)	(11.5)
AVONEX	743.4	12.2	923.3	13.9	(179.9)	(19.5)
PLEGRIDY	252.4	4.1	265.1	4.0	(12.7)	(4.8)
Total Interferon	995.8	16.3	1,188.4	17.9	(192.6)	(16.2)
TYSABRI	1,542.5	25.4	1,550.4	23.3	(7.9)	(0.5)
FAMPYRA	73.7	1.2	78.8	1.2	(5.1)	(6.5)
Subtotal: MS	4,161.4	68.4	4,568.5	68.7	(407.1)	(8.9)

Spinal Muscular Atrophy:
SPINRAZA	1,334.7	21.9	1,464.4	22.0	(129.7)	(8.9)

Biosimilars:
BENEPALI	340.7	5.6	363.9	5.5	(23.2)	(6.4)
IMRALDI	172.4	2.9	170.9	2.6	1.5	0.9
FLIXABI	62.0	1.0	75.4	1.1	(13.4)	(17.8)
BYOOVIZ(2)	1.2	—	—	—	1.2	nm
Subtotal: Biosimilars	576.3	9.5	610.2	9.2	(33.9)	(5.6)

Other:
FUMADERM	6.4	0.1	8.3	0.1	(1.9)	(22.9)
ADUHELM	4.5	0.1	2.0	—	2.5	nm
Total product revenue, net	$6,083.3	100.0%	$6,653.4	100.0%	$(570.1)	(8.6)%

(1) VUMERITY became commercially available in the E.U. during the fourth quarter of 2021.
(2) BYOOVIZ launched in the U.S. in June 2022 and became commercially available during the third quarter of 2022.
nm Not meaningful

Multiple Sclerosis (MS)
Fumarate
Fumarate revenue includes sales from TECFIDERA and VUMERITY. During the fourth quarter of 2021 VUMERITY was approved for the treatment of relapsing-remitting MS (RRMS) in the E.U., Switzerland and the United Kingdom (U.K.).
For the three and nine months ended September 30, 2022, compared to the same periods in 2021, the decreases of 26.5% and 11.4%, respectively, in U.S. Fumarate revenue were primarily due to decreases in TECFIDERA demand as a result of multiple TECFIDERA generic entrants in the U.S. market, partially offset by increases in VUMERITY sales volumes.
For the three and nine months ended September 30, 2022, compared to the same periods in 2021, the decreases of 19.8% and 11.6%, respectively, in rest of world Fumarate revenue were primarily due to TECFIDERA pricing reductions in certain European countries, the unfavorable impact of foreign currency exchange and decreases in TECFIDERA demand as multiple TECFIDERA generic entrants entered into markets such as Germany and Canada, partially offset by increases in VUMERITY sales volumes.
Multiple TECFIDERA generic entrants are now in the U.S. and European Union (E.U.) markets and have deeply discounted prices compared to TECFIDERA. The generic competition for TECFIDERA has significantly reduced our TECFIDERA revenue and is expected to continue to have a substantial and increasing negative impact on our TECFIDERA revenue in the future.
In the U.S., the U.S. Supreme Court declined in October 2022 to review the appellate decision holding that claims of our U.S. Patent No. 8,399,514, related to TECFIDERA, are invalid.
In the E.U., we are seeking to enforce a patent granted in June 2022 that relates to TECFIDERA and expires in 2028. In addition, we are litigating to affirm that TECFIDERA is entitled to regulatory data and market protection until at least February 2024. Our Company, the EMA and the European Commission (EC) have each appealed the May 2021 decision of the European General Court, which annulled the EMA's decision not to validate an application for approval of a TECFIDERA generic on the basis that the EMA and EC conducted the wrong assessment when determining TECFIDERA's entitlement to regulatory data and marketing protection. Our Company, the EMA and the EC have each appealed the General Court’s decision as wrongly decided and the appeal is pending. On October 6, 2022, the Advocate General of the Court of Justice of the European Union (CJEU) issued a nonbinding advisory opinion in Biogen's favor. This opinion recommends that the CJEU set aside the judgment of the European General Court. We are awaiting the decision of the CJEU.
For additional information, please read Note 20, Litigation, to our condensed consolidated financial statements included in this report.
We expect that TECFIDERA revenue will continue to decline in 2022, compared to 2021, as a result of generic competition.
We expect an increase in VUMERITY sales volumes in 2022, compared to 2021, mostly due to demand growth in the U.S. and 14 other markets. We continue to work with our contract manufacturing supplier to address potential supply constraints for VUMERITY. We do not anticipate a supply shortage in 2022 and are currently focused on rebuilding adequate inventory with the goal of re-initiating new country launches in 2023.

Interferon
For the three and nine months ended September 30, 2022, compared to the same periods in 2021, the decreases of 15.0% and 19.1%, respectively, in U.S. Interferon revenue were primarily due to decreases in Interferon sales volumes of 15.5% and 15.2%, respectively. The net declines in sales volumes reflect the continued decline of the Interferon market as patients transition to other higher efficacy and oral MS therapies.
For the three and nine months ended September 30, 2022, compared to the same periods in 2021, the decreases of 10.1% and 11.2%, respectively, in rest of world Interferon revenue were primarily due to decreases in Interferon sales volumes resulting from the continued decline of the Interferon market and the unfavorable impact of foreign currency exchange.
We expect that Interferon revenue will continue to decline in both the U.S. and rest of world markets in 2022, compared to 2021, as a result of increasing competition from other MS products, including biosimilars, and further pricing reductions in certain European markets.
TYSABRI
For the three and nine months ended September 30, 2022, compared to the same periods in 2021, the decreases in U.S. TYSABRI revenue were primarily due to decreases in sales volumes.
For the three and nine months ended September 30, 2022, compared to the same periods in 2021, the decreases in rest of world TYSABRI revenue were primarily due to decreases in pricing and the unfavorable impact of foreign currency exchange, partially offset by increases in sales volumes.
We anticipate TYSABRI revenue to be relatively flat on a global basis in 2022, compared to 2021, despite increasing competition from additional treatments for MS. We expect to continue to face price reductions in certain European markets. We are also aware of a potential biosimilar entrant of TYSABRI that may enter the U.S. and European markets as early as 2023.

Spinal Muscular Atrophy
SPINRAZA
For the three months ended September 30, 2022, compared to the same period in 2021, U.S. SPINRAZA revenue remained flat.
For the nine months ended September 30, 2022, compared to the same period in 2021, the increase of 1.3% in U.S. SPINRAZA revenue was primarily due to an increase in sales volumes resulting from favorable channel dynamics, partially offset by a decrease in net pricing.
For the three months ended September 30, 2022, compared to the same period in 2021, the decrease of 4.4% in rest of world SPINRAZA revenue was primarily due to the unfavorable impact of foreign currency exchange.
For the nine months ended September 30, 2022, compared to the same periods in 2021, the decrease of 13.2% in rest of world SPINRAZA revenue was primarily due to a decrease in pricing and the unfavorable impact of foreign currency exchange.
For the three and nine months ended September 30, 2022, rest of world SPINRAZA reflects decreases in demand as a result of increased competition in certain established markets, particularly Germany and Japan, and the timing of shipments, partially offset by sales volume growth in certain Asian markets.
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
For additional information on our collaboration arrangements with Eisai, please read Note 18, Collaborative and Other Relationships, to our condensed consolidated financial statements included in this report.

Biosimilars
BENEPALI, IMRALDI, FLIXABI and BYOOVIZ
During the third quarter of 2021 BYOOVIZ, a biosimilar referencing LUCENTIS, was approved in the U.S., the E.U. and the U.K. BYOOVIZ launched in the U.S. in June 2022 and became commercially available in July 2022 through major distributors in the U.S.
For the three and nine months ended September 30, 2022, compared to the same periods in 2021, the decreases of 7.5% and 5.6%, respectively, in biosimilar revenue were primarily due to unfavorable pricing and the unfavorable impact of foreign currency exchange, partially offset by increases in sales volumes.
We anticipate a slight decline in revenue from our biosimilars business in 2022, despite the launch of BYOOVIZ in the U.S., and an anticipated modest increase in sales volumes as we continue to face price reductions in certain markets.
We are currently working with our contract manufacturer for IMRALDI to address facility regulatory inspection deficiencies at two filling locations, which could impact supply and have an adverse impact on 2023 IMRALDI sales, if not resolved. Manufacturing of BENEPALI also utilizes one of these facilities and therefore could have an adverse impact on 2023 BENEPALI sales. We are working with our existing secondary supplier for BENEPALI with the aim to secure additional capacity.
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

Biogen’s Share of Pre-tax Profits in the U.S. for RITUXAN and GAZYVA
The following tables provide a summary of amounts comprising our share of pre-tax profits in the U.S. for RITUXAN and GAZYVA:

	For the Three Months Ended September 30,
(In millions)	2022	2021
Product revenue, net	$409.8	$457.0
Cost and expense	56.7	70.8
Pre-tax profits in the U.S.	353.1	386.2
Biogen's share of pre-tax profits	$131.1	$145.8

	For the Nine Months Ended September 30,
(In millions)	2022	2021
Product revenue, net	$1,307.9	$1,562.5
Cost and expense	186.6	222.9
Pre-tax profits in the U.S.	1,121.3	1,339.6
Biogen's share of pre-tax profits	$414.2	$498.7
For the three and nine months ended September 30, 2022, compared to the same periods in 2021, the decreases in U.S. product revenue, net were primarily due to decreases in sales volumes of RITUXAN in the U.S. of 26.1% and 29.3%, respectively, primarily due to the onset of competition from multiple biosimilar products.
For the three and nine months ended September 30, 2022, compared to the same periods in 2021, the decreases in collaboration costs and expense were primarily due to lower cost of sales, selling and marketing expense, distribution costs and other expenses related to RITUXAN.
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
For the three and nine months ended September 30, 2022, compared to the same periods in 2021, the increases in other revenue from anti-CD20 therapeutic programs were primarily due to sales growth of OCREVUS.
Royalty revenue recognized on sales of OCREVUS for the three and nine months ended September 30, 2022, totaled $281.1 million and $825.2 million, respectively, compared to $264.2 million and $730.5 million, respectively, in the prior year comparative periods.
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

Other Revenue
Other revenue is summarized as follows:

	For the Three Months Ended September 30,
(In millions, except percentages)	2022		2021		$ Change	% Change
Revenue from collaborative and other relationships	$6.5	5.0%	$6.3	4.0%	$0.2	3.2%
Other royalty and corporate revenue	123.0	95.0	151.5	96.0	(28.5)	(18.8)
Total other revenue	$129.5	100.0%	$157.8	100.0%	$(28.3)	(17.9)%

	For the Nine Months Ended September 30,
(In millions, except percentages)	2022		2021		$ Change	% Change
Revenue from collaborative and other relationships	$20.9	7.1%	$15.7	4.5%	$5.2	33.1%
Other royalty and corporate revenue	272.6	92.9	334.4	95.5	(61.8)	(18.5)
Total other revenue	$293.5	100.0%	$350.1	100.0%	$(56.6)	(16.2)%
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
For the three and nine months ended September 30, 2022, compared to the same periods in 2021, the decreases in other corporate revenue were primarily due to lower contract manufacturing revenue related to the timing of batch releases.
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

Reserves for discounts, contractual adjustments and returns that reduced gross product revenue are summarized as follows:

(In millions)
$847.0
$687.9
$160.2
$(1.1)
$841.2
$1.6
$658.8
$180.8
$2,472.8
$0.7
$1,975.3
$496.8
$2,752.4
$10.6
$2,184.3
$557.5
Q3 '22
Q3 '21
YTD '22
YTD '21
Discounts
Contractual adjustments
Returns

For the three and nine months ended September 30, 2022, reserves for discounts and allowances as a percentage of gross product revenue were 31.2% and 29.1%, respectively, compared to 26.5% and 27.9%, respectively, in the prior year comparative periods.
Discounts
Discounts include trade term discounts and wholesaler incentives.
For the three and nine months ended September 30, 2022, compared to the same periods in 2021, the decreases in discounts were primarily driven by decreases in gross sales, primarily driven by lower TECFIDERA sales.
Contractual Adjustments
Contractual adjustments primarily relate to Medicaid and managed care rebates in the U.S., pharmacy rebates, co-payment (copay) assistance, Veterans Administration, 340B discounts, specialty pharmacy program fees and other government rebates or applicable allowances.
For the three months ended September 30, 2022, compared to the same period in 2021, the increase in contractual adjustments was primarily driven by higher co-pay assistance in the U.S.
For the nine months ended September 30, 2022, compared to the same period in 2021, the decrease in contractual adjustments was primarily driven by lower TECFIDERA sales in the U.S., resulting in lower pharmacy rebates, Medicaid rebates and managed care rebates, as well as lower Medicaid rebates in the U.S. driven by a favorable change in estimates for VUMERITY.
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
For the three and nine months ended September 30, 2022, compared to the same periods in 2021, return reserves were relatively consistent.
For additional information on our revenue reserves, please read Note 4, Revenue, to our condensed consolidated financial statements included in this report.

Cost and Expense
A summary of total cost and expense is as follows:

	For the Three Months Ended September 30,
(In millions, except percentages)	2022	2021	% Change	$ Change
Cost of sales, excluding amortization and impairment of acquired intangible assets	$469.5	$511.8	(8.3)%	$(42.3)
Research and development	549.2	702.4	(21.8)	(153.2)
Selling, general and administrative	563.3	654.1	(13.9)	(90.8)
Amortization and impairment of acquired intangible assets	56.5	111.0	(49.1)	(54.5)
Collaboration profit (loss) sharing	45.3	21.2	113.7	24.1
(Gain) loss on fair value remeasurement of contingent consideration	(2.1)	(15.6)	(86.5)	13.5
Restructuring charges	15.4	—	nm	15.4
Gain on sale of building	(503.7)	—	—	(503.7)
Other (income) expense, net	(56.0)	502.9	(111.1)	(558.9)
Total cost and expense	$1,137.4	$2,487.8	(54.3)%	$(1,350.4)

	For the Nine Months Ended September 30,
(In millions, except percentages)	2022	2021	% Change	$ Change
Cost of sales, excluding amortization and impairment of acquired intangible assets	$1,707.4	$1,449.6	17.8%	$257.8
Research and development	1,629.5	1,801.7	(9.6)	(172.2)
Selling, general and administrative	1,770.8	1,886.4	(6.1)	(115.6)
Amortization and impairment of acquired intangible assets	190.9	813.2	(76.5)	(622.3)
Collaboration profit (loss) sharing	(42.6)	74.5	(157.2)	(117.1)
(Gain) loss on fair value remeasurement of contingent consideration	(13.7)	(49.1)	(72.1)	35.4
Acquired in-process research and development	—	18.0	nm	(18.0)
Restructuring charges	124.1	—	nm	124.1
Gain on sale of building	(503.7)	—	—	(503.7)
Other (income) expense, net	(221.3)	913.4	(124.2)	(1,134.7)
Total cost and expense	$4,641.4	$6,907.7	(32.8)%	$(2,266.3)

nm Not meaningful

Cost of Sales, Excluding Amortization and Impairment of Acquired Intangible Assets
Product Cost of Sales
For the nine months ended September 30, 2022, compared to the same period in 2021, the increase in product cost of sales was primarily due to the write-off of ADUHELM inventory during the first quarter of 2022. During the first quarter of 2022 we recorded approximately $275.0 million of gross charges associated with inventory and purchase commitments in excess of forecasted demand related to ADUHELM. For the nine months ended September 30, 2022, we have also recorded approximately $83.0 million of aggregate gross idle capacity charges.
We have recognized approximately $177.0 million related to Eisai's 45.0% share of inventory and idle capacity charges in collaboration profit (loss) sharing within our condensed consolidated statements of income for the nine months ended September 30, 2022.
For the three and nine months ended September 30, 2022, compared to the same periods in 2021, the decreases in royalty cost of sales were primarily due to lower royalties payable on lower sales of SPINRAZA, TYSABRI and AVONEX, partially offset by higher royalties payable on higher sales of VUMERITY.
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
For the three months ended September 30, 2022, compared to the same period in 2021, the decrease in research and development expense was primarily due to higher milestone payments in 2021 and a decrease in spending in late stage programs, primarily due to the discontinuation of BIIB111 (timrepigene emparvovec) in choroideremia.
For the nine months ended September 30, 2022, compared to the same period in 2021, the decrease in research and development expense was primarily due to higher milestone payments in 2021, partially offset by the advancement of BIIB059 (anti-BDCA2) for the potential treatment of systemic lupus erytheatosus (SLE), the development of mosunetuzumab, a late-stage bispecific antibody in development for B-cell non-Hodgkin's lymphoma and other therapeutic areas, the development of BIIB124 (SAGE-324) for the potential treatment of essential tremor, which we are developing in collaboration with Sage, the development of BIIB122 (DNL151) for the potential treatment of Parkinson's disease, which we are developing in collaboration with Denali, and the development of BIIB135 (orelabrutinib) for the potential treatment of MS.
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
Early Stage Programs
For the three months ended September 30, 2022, compared to the same period in 2021, the decrease in spending related to our early stage programs was primarily due to a decrease in costs associated with:
•the discontinuation of BIIB054 (cinpanemab) in Parkinson's disease;
•the discontinuation of gosuranemab (BIIB092) in Alzheimer's disease; and
•the discontinuation of BIIB112 (cotoretigene toliparvovec) in X-linked retinitis pigmentosa.
The decrease was partially offset by an increase in costs associated with:
•an increase in spending in the development of BIIB124 for the potential treatment of essential tremor;
•an increase in spending in the development of BIIB059 for the potential treatment of cutaneous lupus erythematosus (CLE); and
•an increase in spending in the development of BIIB113 for the potential treatment of Alzheimer's disease.
For the nine months ended September 30, 2022, compared to the same period in 2021, the decrease in spending related to our early stage programs was primarily due to a decrease in costs associated with:
•the discontinuation of BIIB054 (cinpanemab) in Parkinson's disease;
•the discontinuation of gosuranemab (BIIB092) in Alzheimer's disease;
•the discontinuation of BIIB112 (cotoretigene toliparvovec) in X-linked retinitis pigmentosa; and
•the advancement of BIIB059 for the potential treatment of SLE into late stage, which had the first patient dosed in a phase 3 study in the second quarter of 2021.
The decrease was partially offset by an increase in costs associated with:
•an increase in spending in the development of BIIB124 for the potential treatment of essential tremor;
•an increase in spending in the development of BIIB135 for the potential treatment of MS;
•an increase in spending in the development of BIIB059 for the potential treatment of cutaneous lupus erythematosus (CLE); and
•an increase in spending in the development of BIIB113 for the potential treatment of Alzheimer's disease.
Late Stage Programs
For the three months ended September 30, 2022, compared to the same period in 2021, the decrease in spending associated with our late stage programs was primarily due to a decrease in costs associated with:
•the decrease in spending related to lecanemab; and
•the discontinuation of BIIB111 (timrepigene emparvovec) in choroideremia.
The decrease was partially offset by an increase in costs associated with:
•an increase in spending related to mosunetuzumab, a late-stage bispecific antibody in development for B-cell non-Hodgkin's lymphoma and other therapeutic areas; and
•the advancement of BIIB122 for the potential treatment of Parkinson's disease into late stage.
For the nine months ended September 30, 2022, compared to the same period in 2021, the decrease in spending associated with our late stage programs was primarily due to a decrease in costs associated with:
•the advancement of ADUHELM from late stage to marketed upon the accelerated approval of ADUHELM in the U.S.; and
•the discontinuation of BIIB111 (timrepigene emparvovec) in choroideremia.
The decrease was partially offset by an increase in costs associated with:
•the advancement of BIIB059 for the potential treatment of SLE into late stage;
•an increase in spending related to mosunetuzumab; and
•the advancement of BIIB122 for the potential treatment of Parkinson's disease into late stage.

Marketed Programs
For the nine months ended September 30, 2022, compared to the same period in 2021, the increase in spending associated with our marketed programs was primarily due to an increase in costs associated with:
•the advancement of ADUHELM from late stage to marketed upon the accelerated approval of ADUHELM in the U.S.
Other Research and Development
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
As of September 30, 2022, we had approximately $118.0 million of work-in-process inventory related to lecanemab. We plan to continue producing inventory and are also procuring raw materials associated with this production. If the program does not receive regulatory approval, we would expect to expense inventory on hand at that time as research and development expense and, under the terms of the collaboration arrangement with Eisai to jointly develop and commercialize lecanemab, we and Eisai would share the costs equally.
For additional information on our collaboration arrangements with Eisai, please read Note 18, Collaborative and Other Relationships, to our condensed consolidated financial statements included in this report.
Selling, General and Administrative
For the three and nine months ended September 30, 2022, compared to the same periods in 2021, selling, general and administrative expense decreased by approximately 13.9% and 6.1%, respectively, primarily due to cost-reduction measures realized during 2022, partially offset by gross ADUHELM commercialization expense of approximately $4.0 million and $111.0 million, respectively.
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
We expect selling, general and administrative costs to decline in 2022, compared to 2021, primarily driven by the implementation of our cost savings initiatives, which include the substantial elimination of our commercial infrastructure supporting ADUHELM as well as other cost-reduction measures.

Amortization and Impairment of Acquired Intangible Assets
Our amortization expense is based on the economic consumption and impairment of intangible assets. Our most significant amortizable intangible assets are related to our TYSABRI, AVONEX, SPINRAZA, VUMERITY and TECFIDERA (rest of world) products and other programs acquired through business combinations.
For the three and nine months ended September 30, 2022, compared to the same periods in 2021, the decreases in amortization and impairment of acquired intangible assets were primarily related to impairment charges of approximately $629.3 million recorded in 2021. For the three and nine months ended September 30, 2022, we had no impairment charges.
For the three and nine months ended September 30, 2021, amortization and impairment of acquired intangible assets reflects impairment charges of $15.0 million and $365.0 million, respectively, related to BIIB111 (timrepigene emparvovec) for the potential treatment of choroideremia and impairment charges of $28.4 million and $220.0 million, respectively, related to BIIB112 (cotoretigene toliparvovec) for the potential treatment of X-linked retinitis pigmentosa.
For the nine months ended September 30, 2021, amortization and impairment of acquired intangible assets also reflects a $44.3 million impairment charge related to vixotrigine (BIIB074) for the potential treatment of trigeminal neuralgia (TGN).
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
As of September 30, 2022, the carrying value associated with the remaining vixotrigine IPR&D intangible asset for DPN was $109.3 million and the fair value of this asset was not significantly in excess of its carrying value. We will reassess the carrying value of this program upon conclusion of the ongoing clinical trial, or sooner if there is a reevaluation event, and may record an impairment charge related to this asset.
BIIB111 and BIIB112
During the second quarter of 2021 we announced that our Phase 3 STAR study of BIIB111 and our Phase 2/3 XIRIUS study of BIIB112 did not meet their primary endpoints. In the third quarter of 2021 we suspended further development on these programs based on the decision by management as part of its strategic review process. For the three and nine months ended September 30, 2021, we recognized impairment charges of $15.0 million and $365.0 million, respectively, related to BIIB111, and impairment charges of $28.4 million and $220.0 million, respectively, related to BIIB112, reducing the remaining book values of these IPR&D intangible assets to zero.
In addition, as a result of our decision to suspend further development of BIIB111 and BIIB112, we recorded charges of approximately $39.1 million during the third quarter of 2021 related to our manufacturing arrangements and other costs that we expect to incur as a result of suspending these programs.
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
For the three and nine months ended September 30, 2022, we recognized net profit-sharing expense of $48.7 million and $171.4 million, respectively, to reflect Samsung Bioepis' 50.0% sharing of the net collaboration profits compared to a net profit-sharing expense of $71.8 million and $210.2 million, respectively, in the prior year comparative periods.
For the three and nine months ended September 30, 2022, we recognized a net reduction to our operating expense of $3.4 million and $214.0 million, respectively, to reflect Eisai's 45.0% share of net collaboration losses in the U.S., compared to $50.6 million and $90.7 million, respectively, in the prior year comparative periods.
For the nine months ended September 30, 2021, we also recognized net profit-sharing income of $45.0 million to reflect Eisai's 45.0% share of the $100.0 million milestone payment made to Neurimmune related to the launch of ADUHELM in the U.S. during the second quarter of 2021.
For additional information on our collaboration arrangements with Samsung Bioepis and Eisai, please read Note 18, Collaborative and Other Relationships, to our condensed consolidated financial statements included in this report.

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
For the three and nine months ended September 30, 2022, the changes in the fair value of our contingent consideration obligations were primarily due to increases in the discount rates used to revalue these obligations and delays in the expected timing of the achievement of certain remaining developmental milestones related to our vixotrigine programs.
For the three and nine months ended September 30, 2021, the changes in the fair value of our contingent consideration obligations were primarily due to reductions in the probability of technical and regulatory success and delays in the expected timing of the achievement of certain remaining developmental milestones related to our vixotrigine programs.
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
For the three and nine months ended September 30, 2022, we recognized approximately $15.4 million and $124.1 million, respectively, of net pre-tax restructuring charges related to our 2022 cost saving initiatives, of which approximately $21.6 million and $110.2 million, respectively, consisted of employee severance costs. These costs were recorded in restructuring charges in our condensed consolidated statements of income. Our restructuring reserve is included in accrued expense and other in our condensed consolidated balance sheets.
In September 2022 we entered into an agreement to partially terminate a portion of our lease located at 300 Binney Street, Cambridge, MA (300 Binney Street), as well as to reduce the lease term for the majority of the remaining space. This resulted in a gain of approximately $5.3 million, which was recorded within restructuring charges in our condensed consolidated statements of income for the three and nine months ended September 30, 2022.

For additional information on our 300 Binney Street lease modification, please read Note 11, Leases, to our condensed consolidated financial statements included in this report.
Following an evaluation of our current capacity needs, in March 2022 we ceased using a patient services office space in Durham, North Carolina. Our decision to cease use of the facility resulted in the immediate expense of certain leasehold improvements and other assets at this facility. As a result, for the nine months ended September 30, 2022, we recognized approximately $10.4 million of accelerated depreciation expense, which was recorded in restructuring charges in our condensed consolidated statements of income. In May 2022 we entered into a lease assignment agreement whereby we assigned our remaining lease obligations to an external third party. As a result of the lease assignment, we derecognized the related operating lease obligation and right-of-use asset during the second quarter of 2022.
For the nine months ended September 30, 2022, we recognized other restructuring costs of approximately $8.8 million, which were recorded in restructuring charges in our condensed consolidated statements of income. Other restructuring costs include items such as facility closure costs, employee non-severance expense, asset write-offs and other costs.
The following table summarizes the charges and spending related to our 2022 workforce reductions for the three and nine months ended September 30, 2022:

(In millions)	Total
Restructuring reserve as of December 31, 2021	$—
Expense	27.7
Payment	(6.2)
Restructuring reserve as of March 31, 2022	21.5
Expense	60.9
Payment	(29.7)
Foreign currency and other adjustments	(0.5)
Restructuring reserve as of June 30, 2022	52.2
Expense	21.6
Payment	(32.3)
Foreign currency and other adjustments	(1.3)
Restructuring reserve as of September 30, 2022	$40.2
Gain on Sale of Building
In September 2022 we completed the sale of our building and land parcel located at 125 Broadway for an aggregate sales price of approximately $603.0 million, which is inclusive of a $10.8 million tenant allowance. This sale resulted in a pre-tax gain on sale of approximately $503.7 million, net of transaction costs, which is reflected within gain on sale of building in our condensed consolidated statements of income for the three and nine months ended September 30, 2022. Simultaneously, with the close of this transaction we immediately leased back the building for a term of approximately 5.5 years, which resulted in the recognition of approximately $168.2 million in new lease liabilities and right-of-use assets recorded within our condensed consolidated balance sheets as of September 30, 2022. The sale and immediate leaseback of this building qualified for sale and leaseback treatment and is classified as an operating lease.
For additional information on the sale of our building, please read Note 10, Property, Plant and Equipment, to our condensed consolidated financial statements included in this report.
For additional information on our 300 Binney Street lease modification, please read Note 11, Leases, to these condensed consolidated financial statements.

Other (Income) Expense, Net
For the nine months ended September 30, 2022, compared to the same period in 2021, the change in other (income) expense, net primarily reflects a pre-tax gain of approximately $1.5 billion related to the sale of our 49.9% equity interest in Samsung Bioepis during the second quarter of 2022, partially offset by a pre-tax charge of $900.0 million in connection with a litigation settlement agreement, as discussed below.
During the second quarter of 2022 we recorded a pre-tax charge of $900.0 million, plus estimated fees and expenses, related to a litigation settlement agreement to resolve a qui tam litigation relating to conduct prior to 2015. This charge is included within other (income) expense, net in our condensed consolidated statements of income for the nine months ended September 30, 2022. For additional information on the litigation settlement agreement, please read Note 20, Litigation, to our condensed consolidated financial statements included in this report.
For the three months ended September 30, 2022, net unrealized gains and realized gains on our holdings in equity securities were approximately $109.3 million and $0.5 million, respectively, compared to net unrealized losses and realized gains of approximately $426.9 million and $2.7 million, respectively, in the prior year comparative period. The net unrealized gains recognized during the three months ended September 30, 2022, primarily reflect an increase in the aggregate fair value of our investments in Sage, Ionis, Sangamo Therapeutics, Inc. (Sangamo) and Denali common stock of approximately $112.5 million.
For the nine months ended September 30, 2022, net unrealized losses and realized (gains) losses on our holdings in equity securities were approximately $158.1 million and zero, respectively, compared to net unrealized losses and realized gains of $715.2 million and $9.3 million, respectively, in the prior year comparative period. The net unrealized losses recognized during the nine months ended September 30, 2022, primarily reflect a decrease in the aggregate fair value of our investments in Denali and Sangamo common stock of approximately $198.0 million.
For additional information on the sale of our equity interest in Samsung Bioepis, please read Note 2, Dispositions, to our condensed consolidated financial statements included in this report.
Income Tax Provision

For the Three and Nine Months Ended
September 30, 2022 and 2021
(In millions, except percentages)
$236.2
17.2%
(8.9)%
$(25.9)
$578.5
19.4%
(29.2)%
$(390.7)
Q3 '22
Q3 '21
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
For the three and nine months ended September 30, 2022, compared to the same periods in 2021, the increases in our effective tax rates include the tax impacts on the sale of one of our buildings and the favorable prior year tax effects of changes in the value of our equity investments, where we recorded unrealized losses, and the BIIB111 and BIIIB112 impairment charges. The tax effects of this change in value of our equity investments were recorded discretely as changes in value of equity investments cannot be forecasted.
For the nine months ended September 30, 2022, compared to the same period in 2021, the increase in our effective tax rate also reflects the net effects of the Neurimmune SubOne AG (Neurimmune) matters, as discussed below, and the litigation settlement agreement.
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
Inflation Reduction Act
In August 2022 the IRA was signed into law in the U.S. The IRA introduced new tax provisions, including a 15.0% corporate alternative minimum tax and a 1.0% excise tax on stock repurchases. The provisions of the IRA will be effective for periods after December 31, 2022. The enactment of the IRA did not result in any material adjustments to our income tax provision or net deferred tax assets as of September 30, 2022.
For additional information on the litigation settlement agreement, please read Note 20, Litigation, to our condensed consolidated financial statements included in this report.
For additional information on our collaboration arrangement with Neurimmune, please read Note 19, Investments in Variable Interest Entities, to these condensed consolidated financial statements.
For additional information on our income taxes please read Note 16, Income Taxes, to our condensed consolidated financial statements included in this report.
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
For the nine months ended September 30, 2022, we recognized net income on our investment of $2.6 million, reflecting our share of Samsung Bioepis' operating profits, net of tax totaling $17.0 million, offset by amortization of basis differences totaling $14.4 million. This amount reflects our share of results prior to the sale of Samsung Bioepis as the results are recognized one quarter in arrears.
For the three and nine months ended September 30, 2021, we recognized net income on our investment of $1.1 million and $17.2 million, respectively, reflecting our share of Samsung Bioepis' operating profits, net of tax totaling $8.9 million and $39.5 million, respectively, offset by amortization of basis differences totaling $7.8 million and $22.3 million, respectively.

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

(In millions)
$0.2
$(11.1)
$(84.4)
$560.2
Q3 '22
Q3 '21
YTD '22
YTD '21

Our condensed consolidated financial statements include the financial results of our variable interest entity, Neurimmune, as we determined that we are the primary beneficiary.
For the nine months ended September 30, 2022, compared to the same period in 2021, the change in net income (loss) attributable to noncontrolling interests, net of tax was primarily due to a deferred tax benefit recorded in the second quarter of 2021, as discussed below.
During the second quarter of 2021 we recorded a net deferred tax asset in Switzerland of approximately $490.0 million on Neurimmune's tax basis in ADUHELM, the realization of which is dependent on future sales of ADUHELM. During the fourth quarter of 2021, due to reduced future expected revenue associated with ADUHELM, we recorded a valuation allowance of approximately $390.0 million related to this deferred tax asset.
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
For the nine months ended September 30, 2021, the change in net income (loss) attributable to noncontrolling interests, net of tax was also due to the $100.0 million milestone payment to Neurimmune related to the launch of ADUHELM in the U.S. during the second quarter of 2021.
For additional information on our collaboration agreement with Neurimmune, please read Note 19, Investments in Variable Interest Entities, to our condensed consolidated financial statements included in this report.
For additional information on our income taxes please read Note 16, Income Taxes, to our condensed consolidated financial statements included in this report.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Our financial condition is summarized as follows:

(In millions, except percentages)	As of September 30, 2022	As of December 31, 2021	% Change	$ Change
Financial assets:
Cash and cash equivalents	$3,675.6	$2,261.4	62.5%	$1,414.2
Marketable securities — current	1,235.5	1,541.1	(19.8)	(305.6)
Marketable securities — non-current	860.3	892.0	(3.6)	(31.7)
Total cash, cash equivalents and marketable securities	$5,771.4	$4,694.5	22.9%	$1,076.9
Borrowings:
Current portion of notes payable	$—	$999.1	(100.0)%	$(999.1)
Notes payable	6,279.2	6,274.0	0.1	5.2
Total borrowings	$6,279.2	$7,273.1	(13.7)%	$(993.9)
Working capital:
Current assets	$9,765.8	$7,856.5	24.3%	$1,909.3
Current liabilities	(3,926.4)	(4,298.2)	(8.7)	371.8
Total working capital	$5,839.4	$3,558.3	64.1%	$2,281.1
For the nine months ended September 30, 2022, certain significant cash flows were as follows:
•$1,559.3 million in net cash flow provided by operating activities;
•$990.3 million in net proceeds received from the sale of our equity interest in Samsung Bioepis;
•$582.6 million in net proceeds received from the sale of one of our buildings;
•$1.0 billion payment made for the redemption of our 3.625% Senior Notes due September 15, 2022;
•$806.5 million in total net payments for income taxes;
•$750.0 million used for share repurchases; and
•$153.9 million used for purchases of property, plant and equipment.
Overview
We have historically financed and expect to continue to fund our operating and capital expenditures primarily through cash flow earned through our operations as well as our existing cash resources. We believe generic competition for TECFIDERA in the U.S. and other key markets will continue to reduce our cash flow from operations in 2022 and will have a significant adverse impact on our future cash flow from operations.
During the second quarter of 2022 we recorded a pre-tax charge of $900.0 million, plus estimated fees and expenses, related to a litigation settlement agreement to resolve a qui tam litigation relating to conduct prior to 2015. In October 2022 we made the $900.0 million payment related to the litigation settlement agreement. In July 2022 we redeemed our
3.625% Senior Notes due September 15, 2022, with an aggregate principal amount of $1.0 billion. In September 2022 we received $582.6 million in net proceeds from the sale of one of our buildings.
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
For additional information on the litigation settlement agreement, please read Note 20, Litigation, to our condensed consolidated financial statements included in this report.
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
As of September 30, 2022, we had cash, cash equivalents and marketable securities totaling approximately $5.8 billion compared to approximately $4.7 billion as of December 31, 2021. The change in cash, cash equivalents and marketable securities at September 30, 2022, from December 31, 2021, was primarily due to net cash flow provided by operating activities and $990.3 million in net proceeds received from the sale of our equity interest in Samsung Bioepis and $582.6 million in net proceeds received from the sale of one of our buildings, partially offset by $1.0 billion of cash used for the redemption of our 3.625% Senior Notes due September 15, 2022, and share repurchases.
Investments and other assets in our condensed consolidated balance sheets as of December 31, 2021, include the carrying value of our investment in Samsung Bioepis of $599.9 million. In April 2022 we completed the sale of our 49.9% equity interest in Samsung Bioepis to Samsung BioLogics. Under the terms of this transaction, we received approximately $1.0 billion in cash at closing and expect to receive approximately $1.3 billion in cash to be deferred over two payments of approximately $812.5 million due at the first anniversary and approximately $437.5 million due at the second anniversary of the closing of this transaction.
We are also eligible to receive up to an additional $50.0 million upon the achievement of certain commercial milestones. If any payments due to us remain outstanding after the second anniversary of the closing of this transaction, we may elect to receive shares of Samsung BioLogics common stock at a 5.0% discount in lieu of a cash payment for the remaining amount due. Currently, we believe that the likelihood of Samsung BioLogics failing to make timely payments to us for the amounts due is remote.
For additional information on the sale of our equity interest in Samsung Bioepis, please read Note 2, Dispositions, to our condensed consolidated financial statements included in this report.
The following table summarizes the fair value of our significant common stock investments:

(In millions)	September 30, 2022	December 31, 2021
Denali	$408.5	$550.7
Sangamo	115.9	173.7
Sage	244.4	231.9
Ionis	127.2	87.5
	$896.0	$1,043.8
For additional information on our collaboration arrangements with Samsung Bioepis, Sangamo, Denali and Sage, please read Note 18, Collaborative and Other Relationships, to our condensed consolidated financial statements included in this report.
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
The following is a summary of our currently outstanding senior unsecured notes issued in 2020 (2020 Senior Notes):
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
For a summary of the fair and carrying values of our outstanding borrowings as of September 30, 2022 and December 31, 2021, please read Note 7, Fair Value Measurements, to our condensed consolidated financial statements included in this report.
Credit Facility
In January 2020 we entered into a $1.0 billion, five-year senior unsecured revolving credit facility under which we are permitted to draw funds for working capital and general corporate purposes. The terms of the revolving credit facility include a financial covenant that requires us not to exceed a maximum consolidated leverage ratio. As of September 30, 2022 and December 31, 2021, we had no outstanding borrowings and were in compliance with all covenants under this facility.
Working Capital
Working capital is defined as current assets less current liabilities. Working capital was $5.8 billion and $3.6 billion as of September 30, 2022 and December 31, 2021, respectively. The change in working capital reflects an increase in total current assets of approximately $1.9 billion and a decrease in total current liabilities of approximately $371.8 million.
Current Assets
The increase in total current assets was primarily driven by the following:
•net increase in cash, cash equivalents and marketable securities due to net cash flow provided by operating activities;
•receipt of approximately $990.3 million in cash, net of expenses, from the sale of our equity interest in Samsung Bioepis;
•recording of a receivable from Samsung BioLogics for approximately $790.8 million as part of the sale of our equity interest in Samsung Bioepis; and
•cash receipt of approximately $582.6 million related to the sale of one of our buildings.
The increase was partially offset by cash used for the redemption of our 3.625% Senior Notes due September 15, 2022, of approximately $1.0 billion and for share repurchases of $750.0 million.
Current Liabilities
The decrease in current liabilities was primarily due to the following:
•redemption of our 3.625% Senior Notes due September 15, 2022, of approximately $1.0 billion, which were classified within current liabilities as of December 31, 2021; and
•a reduction in our accounts payable.
The decrease was partially offset by an increase in accrued expense and other resulting from an accrual recorded during the second quarter of 2022 for a pre-tax charge of $900.0 million in connection with a litigation settlement agreement reached during 2022.
Share Repurchase Programs
In October 2020 our Board of Directors authorized our 2020 Share Repurchase Program, which is a program to repurchase up to $5.0 billion of our common stock. Our 2020 Share Repurchase Program does not have an expiration date. All share repurchases under our 2020 Share Repurchase Program will be retired. Under our 2020 Share Repurchase Program, we repurchased and retired approximately 1.2 million and 3.6 million shares of our common stock at a cost of approximately $250.0 million and $750.0 million during the three and nine months ended September 30, 2022, respectively. During the three and nine months ended September 30, 2021, we repurchased and retired approximately 2.2 million and 6.0 million shares of our common stock at a cost of approximately $750.0 million and $1.8 billion, respectively. Approximately $2.1 billion remained available under our 2020 Share Repurchase Program as of September 30, 2022.

Cash Flow
The following table summarizes our cash flow activity:

	For the Nine Months Ended September 30,
(In millions, except percentages)	2022	2021	% Change
Net cash flow provided by (used in) operating activities	$1,559.3	$2,801.6	(44.3)%
Net cash flow provided by (used in) investing activities	1,717.7	(451.0)	480.9
Net cash flow provided by (used in) financing activities	(1,739.9)	(2,096.0)	(17.0)
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
For the nine months ended September 30, 2022, compared to the same period in 2021, the decrease in net cash flow provided by operating activities was primarily due to lower revenue in 2022, timing of payments and higher net income tax payments in 2022 as compared to the same period in 2021.
Investing Activities
For the nine months ended September 30, 2022, compared to the same period in 2021, the increase in net cash flow provided by investing activities was primarily due to proceeds received from the sale of our 49.9% equity interest in Samsung Bioepis of $990.3 million, net of expenses, during the second quarter of 2022 as well as $582.6 million in net proceeds received from the sale of one of our buildings during the third quarter of 2022.
Financing Activities
For the nine months ended September 30, 2022, compared to the same period in 2021, the decrease in net cash flow used in financing activities was primarily due to $1.1 billion in lower share repurchases in 2022, partially offset by $832.2 million in higher debt repayments in 2022.
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
There have been no material changes in our contractual obligations since December 31, 2021, aside from our new lease commitment as a result of our sale-leaseback transaction during the third quarter of 2022. For additional information, please read Note 11, Leases, to our condensed consolidated financial statements included in this report.
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
Contingent Development, Regulatory and Commercial Milestone Payments
Based on our development plans as of September 30, 2022, we could trigger potential future milestone payments to third parties of up to approximately $9.5 billion, including approximately $1.9 billion in development milestones, approximately $700.0 million in regulatory milestones and approximately $6.9 billion in commercial milestones, as part of our various collaborations, including licensing and development programs. Payments under these agreements generally become due and payable upon achievement of certain development, regulatory or commercial milestones. Because the achievement of these milestones was not considered probable as of September 30, 2022, such contingencies have not been recorded in our financial statements. Amounts related to contingent milestone payments are not considered contractual obligations as they are contingent on the successful achievement of certain development, regulatory or commercial milestones.
If certain clinical and commercial milestones are met, we may pay up to approximately $24.3 million in milestones in 2022 under our current agreements.
Other Funding Commitments
As of September 30, 2022, we have several ongoing clinical studies in various clinical trial stages. Our most significant clinical trial expenditures are to contract research organizations (CROs). The contracts with CROs are generally cancellable, with notice, at our option. We recorded accrued expense of approximately $15.8 million in our condensed consolidated balance sheets for expenditures incurred by CROs as of September 30, 2022. We have approximately $943.5 million in cancellable future commitments based on existing CRO contracts as of September 30, 2022.
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
Tax Related Obligations
We exclude liabilities pertaining to uncertain tax positions from our summary of contractual obligations as we cannot make a reliable estimate of the period of cash settlement with the respective taxing authorities. As of September 30, 2022, we have approximately $155.1 million of liabilities associated with uncertain tax positions.
As of September 30, 2022 and December 31, 2021, we have accrued income tax liabilities of approximately $558.0 million and $633.0 million, respectively, under a one-time mandatory deemed repatriation tax on accumulated foreign subsidiaries' previously untaxed foreign earnings (the Transition Toll Tax). Of the amounts accrued as of September 30, 2022, approximately $137.8 million is expected to be paid within one year. The Transition Toll Tax will be paid in installments over an eight-year period, which started in 2018, and will not accrue interest.

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
During the second quarter of 2018 the International Practices Task Force of the Center for Audit Quality categorized Argentina as a country with a projected three-year cumulative inflation rate greater than 100.0%, which indicated that Argentina's economy is highly inflationary. This categorization did not have a material impact on our results of operations or financial position as of September 30, 2022, and is not expected to have a material impact on our results of operations or financial position in the future.
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
The following quantitative information includes the impact of currency movements on forward contracts used in our revenue, operating expense and balance sheet hedging programs. As of September 30, 2022 and December 31, 2021, a hypothetical adverse 10.0% movement in foreign currency exchange rates compared to the U.S. dollar across all maturities would result in a hypothetical decrease in the fair value of forward contracts of approximately $227.2 million and $333.1 million, respectively. The estimated fair value change was determined by measuring the impact of the hypothetical exchange rate movement on outstanding forward contracts. Our use of this methodology to quantify the market risk of such instruments is subject to assumptions and actual impact could be significantly different. The quantitative information about market risk is limited because it does not take into account all foreign currency operating transactions.
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
Interest Rate Risk
Our investment portfolio includes cash equivalents and short-term investments. The fair value of our marketable securities is subject to change as a result of potential changes in market interest rates. The potential change in fair value for interest rate sensitive instruments has been assessed on a hypothetical 100 basis point adverse movement across all maturities. As of September 30, 2022 and December 31, 2021, we estimate that such hypothetical 100 basis point adverse movement would result in a hypothetical loss in fair value of approximately $12.7 million and $14.3 million, respectively, to our interest rate sensitive instruments. The fair values of our investments were determined using third-party pricing services or other market observable data.
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
We believe that our allowance for doubtful accounts was adequate as of September 30, 2022 and December 31, 2021.

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
Changes in the fair value of these equity securities are impacted by the volatility of the stock market and changes in general economic conditions, among other factors. The potential change in fair value for equity price sensitive instruments has been assessed on a hypothetical 10.0% adverse movement. As of September 30, 2022 and December 31, 2021, a hypothetical adverse 10.0% movement would result in a hypothetical decrease in fair value of approximately $89.6 million and $104.8 million, respectively.
ITEM 4.     CONTROLS AND PROCEDURES
Disclosure Controls and Procedures and Internal Control over Financial Reporting
Controls and Procedures
We have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of September 30, 2022. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that:
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
For a discussion of legal proceedings as of September 30, 2022, please read Note 20, Litigation, to our condensed consolidated financial statements included in this report, which is incorporated into this item by reference.
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
Our ability to set the price for our products varies significantly from country to country and, as a result, so can the price of our products. Drug prices are under significant scrutiny in the markets in which our products are prescribed; for example the Inflation Reduction Act of 2022 (the IRA) has certain provisions related to drug pricing. We expect drug pricing and other health care costs to continue to be subject to intense political and societal pressures on a global basis. Certain countries set prices by reference to the prices in other countries where our products are marketed. Our inability to obtain and maintain adequate prices in a particular country may not only limit the revenue from our products within that country but may also adversely affect our ability to secure acceptable prices in existing and potential new markets, which may limit market growth. This may create the opportunity for third-party cross-border trade or influence our decision to sell or not to sell a product, thus adversely affecting our geographic expansion plans and revenue. Additionally and in part due to the impact of the COVID-19 pandemic, in certain jurisdictions governmental health agencies may adjust, retroactively and/or prospectively, reimbursement rates for our products.
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
In the U.S., federal and state legislatures, health agencies and third-party payors continue to focus on containing the cost of health care. Legislative and regulatory proposals, enactments to reform health care insurance programs (including those contained in the IRA) and increasing pressure from social sources could significantly influence the manner in which our products are prescribed and purchased. For example, provisions of the Patient Protection and Affordable Care Act (PPACA) have resulted in changes in the way health care is paid for by both governmental and private insurers, including increased rebates owed by manufacturers under the Medicaid Drug Rebate Program, annual fees and taxes on manufacturers of certain branded prescription drugs, the requirement that manufacturers participate in a discount program for certain outpatient drugs under Medicare Part D and the expansion of the number of hospitals eligible for discounts under Section 340B of the Public Health Service Act. These changes have had and are expected to continue to have a significant impact on our business.
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
•Ability to Provide Adequate Supply. Manufacturing biosimilars is complex. If we encounter any manufacturing or supply chain difficulties we may be unable to meet demand. We are dependent on a third-party for the manufacture of our biosimilar products and such third-party may not perform its obligations in a timely and cost-effective manner or in compliance with applicable regulations and may be unable or unwilling to increase production capacity commensurate with demand for our existing or future biosimilar products; and
•Competitive Challenges. Biosimilar products face significant competition, including from innovator products and biosimilar products offered by other companies that may receive greater acceptance or more favorable reimbursement. Local tendering processes may restrict biosimilar products from being marketed and sold in some jurisdictions. The number of competitors in a jurisdiction, the timing of approval and the ability to market biosimilar products successfully in a timely and cost-effective manner are additional factors that may impact our success and/or the success of Samsung Bioepis in this business area.
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
As a global biopharmaceutical company, we are subject to taxation in numerous countries, states and other jurisdictions. As a result, our effective tax rate is derived from a combination of applicable tax rates, including withholding taxes, in the various places that we operate. In preparing our financial statements, we estimate the amount of tax that will become payable in each of such places. Our effective tax rate may be different than experienced in the past or our current expectations due to many factors, including changes in the mix of our profitability from country to country, the results of examinations and audits of our tax filings (including those related to the impact of the Tax Cuts and Jobs Act of 2017), adjustments to the value of our uncertain tax positions, interpretations by tax authorities or other bodies with jurisdiction, the result of tax cases, changes in accounting for income taxes and changes in tax laws and regulations either prospectively or retrospectively (including those related to the IRA).
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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table summarizes our common stock repurchase activity under our 2020 Share Repurchase Program during the third quarter of 2022:

Period	Total Number of Shares Purchased (#)	Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Programs (#)	Approximate Dollar Value of Shares That May Yet Be Purchased Under Our Programs ($ in millions)
July 2022	300,000	$209.94	300,000	$2,237.0
August 2022	870,002	$214.96	870,002	$2,050.0
September 2022	—	$—	—	$2,050.0
Total	1,170,002	$213.67
In October 2020 our Board of Directors authorized our 2020 Share Repurchase Program, which is a program to repurchase up to $5.0 billion of our common stock. Our 2020 Share Repurchase Program does not have an expiration date. All share repurchases under our 2020 Share Repurchase Program will be retired. Under our 2020 Share Repurchase Program, we repurchased and retired approximately 1.2 million and 3.6 million shares of our common stock at a cost of approximately $250.0 million and $750.0 million during the three and nine months ended September 30, 2022, respectively. During the three and nine months ended September 30, 2021, we repurchased and retired approximately 2.2 million and 6.0 million shares of our common stock at a cost of approximately $750.0 million and $1.8 billion, respectively. Approximately $2.1 billion remained available under our 2020 Share Repurchase Program as of September 30, 2022.

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

101++
The following materials from Biogen Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flow, (v) the Condensed Consolidated Statements of Equity and (vi) Notes to Condensed Consolidated Financial Statements.

104++	The cover page from this Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL.

+    Filed herewith

++    Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOGEN INC.

/s/ Michael R. McDonnell
Michael R. McDonnell
Chief Financial Officer
(principal financial officer)
October 25, 2022