Form 10-K
period 2022-12-31
BIOGEN INC.
filed 2023-02-15
CIK 875045

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐       No ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) computed by reference to the price at which the common stock was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $29,397,964,818.
As of February 14, 2023, the registrant had 144,485,646 shares of common stock, $0.0005 par value, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement for our 2023 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

BIOGEN INC.
ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2022

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
•the direct and indirect impact of the COVID-19 pandemic and other global health outbreaks on our business and operations, including sales, expense, reserves and allowances, the supply chain, manufacturing, cyber-attacks or other privacy or data security incidents, research and development costs, clinical trials and employees;
•the current and potential impacts of the conflict in Ukraine, including impacts on our operations, sales and the possible disruptions or delays in our plans to conduct clinical trial activities in affected regions;
•the potential impact of healthcare reform in the United States (U.S.), including the Inflation Reduction Act of 2022 (IRA), and measures being taken worldwide designed to reduce healthcare costs and limit the overall level of government expenditures, including the impact of pricing actions and reduced reimbursement for our products;
•our manufacturing capacity, use of third-party contract manufacturing organizations, plans and timing relating to changes in our manufacturing capabilities, activities in new or existing manufacturing facilities and the expected timeline for the remaining portion of the Solothurn manufacturing facility to begin manufacturing products or product candidates and for the gene therapy manufacturing facility in Research Triangle Park (RTP), NC to be operational;

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
NOTE REGARDING TRADEMARKS
ADUHELM®, AVONEX®, PLEGRIDY®, RITUXAN®, RITUXAN HYCELA®, SPINRAZA®, TECFIDERA®, TYSABRI® and VUMERITY® are registered trademarks of Biogen.
BENEPALI™, BYOOVIZ™, FLIXABI™, FUMADERM™, IMRALDI™ and Healthy Climate, Healthy Lives™ are trademarks of Biogen.
ACTEMRA®, CIMZIA®, ENBREL®, EYLEA®, FAMPYRA™, GAZYVA®, HUMIRA®, LEQEMBI™, LUCENTIS®, LUNSUMIO™, OCREVUS®, REMICADE® and other trademarks referenced in this report are the property of their respective owners.

PART I
ITEM 1. BUSINESS
Overview
Biogen is a global biopharmaceutical company focused on discovering, developing and delivering innovative therapies for people living with serious and complex diseases worldwide. We have a broad portfolio of medicines to treat multiple sclerosis (MS), have introduced the first approved treatment for spinal muscular atrophy (SMA) and co-developed two treatments to address a defining pathology of Alzheimer’s disease. We are focused on advancing our pipeline in neurology, neuropsychiatry, specialized immunology and rare diseases. We support our drug discovery and development efforts through internal research and development programs and external collaborations.
Our marketed products include TECFIDERA, VUMERITY, AVONEX, PLEGRIDY, TYSABRI and FAMPYRA for the treatment of MS; SPINRAZA for the treatment of SMA; ADUHELM for the treatment of Alzheimer's disease; and FUMADERM for the treatment of severe plaque psoriasis. We also collaborate with Eisai Co., Ltd. (Eisai) on the commercialization of LEQEMBI for the treatment of Alzheimer's disease, which was granted accelerated approval by the U.S. Food and Drug Administration (FDA) in January 2023. We have certain business and financial rights with respect to RITUXAN for the treatment of non-Hodgkin's lymphoma, chronic lymphocytic leukemia (CLL) and other conditions; RITUXAN HYCELA for the treatment of non-Hodgkin's lymphoma and CLL; GAZYVA for the treatment of CLL and follicular lymphoma; OCREVUS for the treatment of primary progressive MS (PPMS) and relapsing MS (RMS); LUNSUMIO (mosunetuzumab), which was granted accelerated approval in the U.S. during the fourth quarter of 2022 for the treatment of relapsed or refractory follicular lymphoma; glofitamab, an investigational bispecific antibody for the potential treatment of non-Hodgkin's lymphoma; and have the option to add other potential anti-CD20 therapies, pursuant to our collaboration arrangements with Genentech, Inc. (Genentech), a wholly-owned member of the Roche Group.
In addition to continuing to invest in new potential innovation in MS and SMA we are advancing our mid-to-late stage programs including zuranolone for major depressive disorder (MDD) and postpartum depression (PPD), BIIB080 for Alzheimer's disease, tofersen for amyotrophic lateral sclerosis (ALS) and both litifilimab and dapirolizumab pegol for certain forms of lupus.
We also commercialize biosimilars of advanced biologics including BENEPALI, an etanercept biosimilar referencing ENBREL, IMRALDI, an adalimumab biosimilar referencing HUMIRA, and FLIXABI, an infliximab biosimilar referencing REMICADE, in certain countries in Europe, as well as BYOOVIZ, a ranibizumab biosimilar referencing LUCENTIS, in the U.S. We continue to develop potential biosimilar products including BIIB800, a proposed tocilizumab biosimilar referencing ACTEMRA, and SB15, a proposed aflibercept biosimilar referencing EYLEA.
For additional information on our collaboration arrangements, please read Note 19, Collaborative and Other Relationships, to our consolidated financial statements included in this report.
Key Business Developments
The following is a summary of key developments affecting our business since the beginning of 2022.
For additional information on our collaborative and other relationships discussed below, please read Note 19, Collaborative and Other Relationships, to our consolidated financial statements included in this report.
Developments in Key Collaborative Relationships
Eisai Collaboration Agreements
LEQEMBI (lecanemab) Collaboration Agreement
In January 2023 we and Eisai announced that the FDA granted accelerated approval of LEQEMBI, an anti-amyloid antibody for the treatment of Alzheimer's disease. Additionally, in January 2023 we and Eisai announced the completed submission of a supplemental Biologics License Application (BLA) to the FDA for traditional approval of LEQEMBI.
In January 2023 the European Medicines Agency (EMA) accepted for review the Marketing Authorization Application (MAA) for lecanemab.
In January 2023 Eisai completed the submission of a MAA to the Pharmaceuticals and Medical Devices Agency (PMDA) in Japan for lecanemab, and was granted Priority Review by the Japanese Ministry of Health, Labor and Welfare.

In December 2022 Eisai initiated a rolling submission of a BLA to the National Medicinal Products Administration (NMPA) of China for the approval of lecanemab.
In March 2022 we extended our supply agreement with Eisai related to LEQEMBI from five years to ten years for the manufacture of LEQEMBI drug substance.
ADUHELM Collaboration Agreement
On March 14, 2022, we amended our ADUHELM Collaboration Agreement with Eisai. As of the amendment date, we have sole decision making and commercialization rights worldwide on ADUHELM, and beginning January 1, 2023, Eisai receives only a tiered royalty based on net sales of ADUHELM, and no longer participates in sharing ADUHELM's global profits and losses. Eisai's share of development, commercialization and manufacturing expense was limited to $335.0 million for the period from January 1, 2022 to December 31, 2022, which was achieved as of December 31, 2022. Once this limit was achieved, we became responsible for all ADUHELM related costs.
For additional information on our collaboration arrangements with Eisai, please read Note 19, Collaborative and Other Relationships, to our consolidated financial statements included in this report.
Zuranolone (BIIB125)
In June 2022 we and our collaboration partner Sage Therapeutics, Inc. (Sage) announced that the Phase 3 SKYLARK study of zuranolone, for the potential treatment of MDD and PPD, met its primary and all key secondary endpoints.
In December 2022 we and Sage completed the rolling submission of a New Drug Application (NDA) to the FDA for the approval of zuranolone for the potential treatment of MDD and PPD. This submission completes the NDA filing initiated earlier in 2022.
In February 2023 the FDA accepted the NDA and granted Priority Review for zuranolone, with a Prescription Drug User Fee Act (PDUFA) action date of August 5, 2023.
For additional information on our collaboration arrangement with Sage, please read Note 19, Collaborative and Other Relationships, to our consolidated financial statements included in this report.
Genentech
LUNSUMIO (mosunetuzumab)
In January 2022 we exercised our option with Genentech to participate in the joint development and commercialization of LUNSUMIO (mosunetuzumab), a bispecific antibody for the treatment of relapsed or refractory follicular lymphoma. In connection with this exercise, we recorded a $30.0 million option exercise fee payable to Genentech in December 2021.
In December 2022 Genentech announced that the FDA granted accelerated approval of LUNSUMIO, which was also approved by the European Commission (EC) in June 2022.
Glofitamab
In December 2022 we reached an agreement with Genentech related to the commercialization and sharing of economics for glofitamab, an investigational T-cell engaging bispecific antibody targeting CD20 and CD3 for the potential treatment of B-cell non-Hodgkin's lymphoma.
For additional information on our collaboration arrangements with Genentech, please read Note 19, Collaborative and Other Relationships, to our consolidated financial statements included in this report.
2

Other Collaborative Relationships
Alcyone Therapeutics
In December 2022 we entered into a license and collaboration agreement with Alcyone Therapeutics (Alcyone) to jointly develop the ThecaFlex DRx™ System, an implantable medical device intended for subcutaneous delivery of antisense oligonucleotide (ASO) therapies with a goal of improving the patient treatment experience and accessibility for people suffering from neurological disorders, such as SMA and ALS. Under the terms of this collaboration, we and Alcyone will jointly develop the ThecaFlex DRx™ System and Alcyone will be solely responsible for its manufacture and commercialization. In connection with this transaction, we made an upfront payment of $10.0 million to Alcyone.
Corporate Matters
Samsung Bioepis - Biogen's Joint Venture with Samsung BioLogics
In April 2022 we completed the sale of our 49.9% equity interest in Samsung Bioepis to Samsung BioLogics Co., Ltd. (Samsung BioLogics). Under the terms of this transaction, we received approximately $1.0 billion in cash at closing and expect to receive approximately $1.3 billion in cash to be deferred over two payments of approximately $812.5 million due at the first anniversary and approximately $437.5 million due at the second anniversary of the closing of this transaction.
As part of this transaction, we are also eligible to receive up to an additional $50.0 million upon the achievement of certain commercial milestones. Our policy for contingent payments of this nature is to recognize the payments in the period that they become realizable, which is generally the same period in which the payments are earned.
For additional information on the sale of our equity interest in Samsung Bioepis, please read Note 3, Dispositions, to our consolidated financial statements included in this report.
2022 Cost Saving Initiatives
In December 2021 and May 2022 we announced our plans to implement a series of cost-reduction measures that when completed we expect may yield approximately $1.0 billion in expense savings. These savings are being achieved through a number of initiatives, including reductions to our workforce, the substantial elimination of our commercial ADUHELM infrastructure, the consolidation of certain real estate locations and operating efficiency gains across our selling, general and administrative and research and development functions.
Under these initiatives, we estimate we will incur total restructuring charges of approximately $131.0 million, primarily related to severance. These amounts were substantially incurred during 2022. As of December 31, 2022, approximately $35.9 million remained in our restructuring reserve and payments are expected to be made through 2026.
For additional information on our 2022 cost saving initiatives, please read Note 4, Restructuring, to our consolidated financial statements included in this report.
125 Broadway Sale and Leaseback Transaction
In September 2022 we completed the sale of our building and land parcel located at 125 Broadway, Cambridge, MA (125 Broadway) for an aggregate sales price of approximately $603.0 million, which is inclusive of a $10.8 million tenant allowance. Simultaneously, with the close of this transaction we leased back the building for a term of approximately 5.5 years.
For additional information on our 125 Broadway sale and leaseback transaction, please read Note 11, Property, Plant and Equipment and Note 12, Leases, to our consolidated financial statements included in this report.
Management Changes
•In November 2022 we announced the appointment of Christopher A. Viehbacher as President and Chief Executive Officer.
•In February 2022 we announced the appointment of Nicole Murphy as Executive Vice President, Pharmaceutical Operations and Technology.
•In January 2023 we announced the appointment of Priya Singhal as Executive Vice President, Head of Development.
3

Board of Directors Update
•In June 2022 Nancy Leaming and Brian Posner retired from our Board of Directors.
•In November 2022 Christopher A. Viehbacher joined our Board of Directors.
For additional information on our executive officers, please read the subsection entitled "Information about our Executive Officers" included in this report.
Product and Pipeline Developments
Multiple Sclerosis and Neuroimmunology
TECFIDERA (dimethyl fumerate)
•In June 2022 the European Patent Office (EPO) granted a patent that expires in February 2028 related to TECFIDERA.
•In October 2022 the Advocate General of the Court of Justice of the European Union (CJEU) issued a nonbinding advisory opinion in Biogen's favor relating to regulatory data protection for TECFIDERA. This opinion recommends that the CJEU set aside the earlier judgement of the European General Court annulling the EMA's decision not to validate an application to market a generic version of TECFIDERA.
Alzheimer's Disease and Dementia
LEQEMBI (lecanemab)
•In January 2023 we and Eisai announced that the FDA granted accelerated approval of LEQEMBI, an anti-amyloid antibody for the treatment of Alzheimer's disease. Additionally, in January 2023 we and Eisai announced the completed submission of a supplemental BLA to the FDA for traditional approval of LEQEMBI.
•In September 2022 we and Eisai announced positive topline results from the confirmatory Phase 3 CLARITY Alzheimer's disease study of LEQEMBI. LEQEMBI met the primary endpoint and all key secondary endpoints with highly statistically significant results.
•In November 2022 Eisai presented full results from the confirmatory Phase 3 CLARITY Alzheimer's disease study of LEQEMBI at the 2022 Clinical Trials on Alzheimer's Disease conference.
•In November 2022 The New England Journal of Medicine published full results from the confirmatory Phase 3 CLARITY Alzheimer's disease study of LEQEMBI.
ADUHELM (aducanumab)
•In March 2022 we announced new data showing that after nearly two and a half years of treatment (128 weeks) with ADUHELM injection 100 mg/mL for intravenous use, patients in the long-term extension phase of the Phase 3 trials continued to experience significant reductions in two key Alzheimer's disease pathologies, amyloid beta plaques and plasma p-tau181.
•In March 2022 The Journal of Prevention of Alzheimer's Disease published a peer-reviewed manuscript detailing data from the pivotal Phase 3 EMERGE and ENGAGE studies of ADUHELM 100 mg/mL injection for intravenous use in early Alzheimer's disease. The publication includes results from the primary, secondary and tertiary endpoints in the trials, as well as safety data and biomarker sub-studies.
•In March 2022 we submitted the final study protocol for the confirmatory Phase 4 ENVISION study of ADUHELM to the FDA for review and approval.
•In April 2022 the Centers for Medicare and Medicaid Services (CMS) released a final NCD for the class of anti-amyloid treatments in Alzheimer's disease, including ADUHELM. The final NCD confirmed coverage with evidence development, in which patients with Medicare can only access treatment if they are part of an approved clinical trial. This decision effectively resulted in denying all Medicare beneficiaries access to ADUHELM.
•In April 2022 we announced our plans to offer a continuity of care plan for U.S. patients currently treated with ADUHELM, as a result of the CMS decision.
4

Neuropsychiatry
Zuranolone (BIIB125)
•In February 2022 we and Sage announced the Phase 3 CORAL study of zuranolone in people with MDD met the trial objectives, demonstrating a rapid and statistically significant reduction in depressive symptoms at Day 3 and over the 2-week treatment period, achieving the primary and key secondary endpoints.
•In June 2022 we and Sage announced that the Phase 3 SKYLARK study of zuranalone in women with PPD met its primary and all key secondary endpoints.
•In October 2022 we and Sage presented additional data from the Phase 3 SKYLARK study of zuranalone in women with PPD. This data was presented at the European College of Neuropsychopharmacology (ECNP) Congress.
•In December 2022 we and Sage completed the rolling submission of a NDA to the FDA for the approval of zuranolone for the potential treatment of MDD and PPD. This submission completes the NDA filing initiated earlier in 2022.
•In February 2023 the FDA accepted the NDA and granted Priority Review for zuranolone, with a PDUFA action date of August 5, 2023.
Neuromuscular Disorders
SPINRAZA (nusinersen)
•In March 2022 we announced the first patient was treated in the global Phase 3b ASCEND study, which is designed to evaluate the clinical outcomes and assess the safety of a higher dose of SPINRAZA in children, teens and adults with later-onset SMA who were previously treated with Evrysdi.
BIIB115
•In October 2022 the first patient in the Phase 1 study of BIIB115, an investigational ASO in development for SMA, was dosed.
Tofersen (BIIB067)
•In June 2022 we announced new 12-month data for tofersen demonstrating that earlier initiation of tofersen compared to delayed initiation (six months later in the open-label extension study) slowed declines in clinical function, respiratory function, muscle strength and quality of life.
•In July 2022 the FDA accepted the NDA and granted Priority Review for tofersen, an investigational antisense drug being evaluated for people with superoxide dismutase 1 (SOD1) ALS, which currently has a PDUFA action date of April 25, 2023.
•In September 2022 The New England Journal of Medicine published detailed results from the Phase 3 VALOR study of tofersen, including the combined analysis of the Phase 3 VALOR study and its open-label extension study evaluating tofersen for the potential treatment of SOD1 ALS.
•In December 2022 the EMA accepted for review the MAA for tofersen.
Movement Disorders
BIIB122 (DNL151)
•In May 2022 dosing commenced in the Phase 2b LUMA study of BIIB122, a small molecule inhibitor of leucine-rich repeat kinase 2 (LRRK2), evaluating the efficacy and safety of BIIB122 compared to placebo in approximately 640 patients with early stage Parkinson's disease.
•In October 2022 we and our collaboration partner Denali Therapeutics Inc. (Denali) announced the initiation of the Phase 3 LIGHTHOUSE study of BIIB122 in patients with Parkinson's disease and a confirmed pathogenic mutation in the LRRK2 gene.
ALO1811
•In June 2022 we entered into a collaboration and license agreement with Alectos Therapeutics Inc. (Alectos) to develop and commercialize ALO1811, a novel preclinical selective GBA2 inhibitor, for the potential oral disease modifying treatment for patients with Parkinson's disease.
5

Immunology
Litifilimab (BIIB059)
•In July 2022 The New England Journal of Medicine published positive results from the cutaneous lupus erythematosus (CLE) portion of the two-part Phase 2 LILAC study (Part B) evaluating litifilimab, an investigational drug for the treatment of lupus. The study met its primary endpoint by demonstrating the enhanced efficacy of litifilimab compared to placebo in reducing skin disease activity.
•In September 2022 The New England Journal of Medicine published a second manuscript detailing positive results from the systemic lupus erythematosus (SLE) portion of the two-part Phase 2 LILAC study (Part A) evaluating litifilimab. The study met its primary endpoint by demonstrating that litifilimab was associated with a statistically significant reduction in total active joint count compared to placebo.
•In October 2022 the first patient was dosed in the Phase 2/3 AMETHYST study of litifilimab, evaluating the efficacy and safety of litifilimab compared to placebo in patients with CLE.
Biosimilars
BIIB801 (referencing CIMZIA)
•In February 2022 we entered into a commercialization and license agreement with Xbrane Biopharma AB (Xbrane) to develop, manufacture and commercialize BIIB801, a proposed certolizumab pegol biosimilar referencing CIMZIA.
BYOOVIZ (referencing LUCENTIS)
•In June 2022 we and Samsung Bioepis announced that BYOOVIZ, a ranibizumab biosimilar referencing LUCENTIS, launched in the U.S.
BIIB800 (referencing ACTEMRA)
•In June 2022 we and our collaboration partner Bio-Thera Solutions, Ltd. (Bio-Thera) presented positive results from the Phase 3 study of BIIB800, a proposed tocilizumab biosimilar referencing ACTEMRA, an anti-interleukin-6 receptor monoclonal antibody, for the treatment of severe, active and progressive rheumatoid arthritis. The data was presented at the 2022 Annual European Congress of Rheumatology.
•In September 2022 the EMA accepted for review the MAA for BIIB800.
•In December 2022 the FDA accepted for review the abbreviated BLA for BIIB800.
Discontinued Programs
•In March 2022 we and Ionis Pharmaceuticals Inc. (Ionis) announced that the Phase 1 study of BIIB078 in ALS did not meet any secondary efficacy endpoints and it did not demonstrate clinical benefit. Based on these results, we discontinued development of BIIB078.
•In June 2022 we discontinued further development of BIIB100 for the potential treatment of certain neurological and neurodegenerative diseases, primarily in ALS, based on the decision by management as part of its strategic review process.
•In July 2022 we announced that the Phase 2 TALLY study of BIIB104 in cognitive impairment associated with schizophrenia did not meet its primary or secondary efficacy endpoints. Given the consistent lack of efficacy observed across the primary and secondary measures of cognition and functioning, we decided to discontinue the BIIB104 program.
•In 2022 we discontinued further development of BIIB118 (CK1 inhibitor) for the potential treatment of patients with behavioral and neurological symptoms across various psychiatric and neurological diseases, based on the decision by management as part of its strategic review process.
•In December 2022 we discontinued further development of vixotrigine (BIIB074) for the potential treatment of trigeminal neuralgia (TGN) and diabetic painful neuropathy (DPN), based on regulatory, development and commercialization challenges.
•In February 2023 we terminated our license and collaboration agreement with InnoCare Pharma Limited (InnoCare) for orelabrutinib, an oral small molecule Bruton's tyrosine kinase inhibitor for the potential treatment of MS.
6

Marketed Products
The following graph shows our revenue by product and revenue from anti-CD20 therapeutic programs for the years ended December 31, 2022, 2021 and 2020.

(1) MS includes TECFIDERA, VUMERITY, AVONEX, PLEGRIDY, TYSABRI and FAMPYRA. VUMERITY became commercially available in the E.U. during the fourth quarter of 2021.
(2) SMA includes SPINRAZA.
(3) Alzheimer's disease includes ADUHELM.
(4) Biosimilars includes BENEPALI, IMRALDI, FLIXABI and BYOOVIZ. BYOOVIZ launched in the U.S. in June 2022 and became commercially available during the third quarter of 2022.
(5) Anti-CD20 therapeutic programs include RITUXAN, RITUXAN HYCELA, GAZYVA and OCREVUS.
(6) Other includes FUMADERM.
Product sales for TECFIDERA, TYSABRI and SPINRAZA each accounted for more than 10.0% of our total revenue for the years ended December 31, 2022, 2021 and 2020. For additional financial information about our product and other revenue and geographic areas where we operate, please read Note 5, Revenue and Note 25, Segment Information, to our consolidated financial statements included in this report and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report. A discussion of the risks attendant to our operations is set forth in Item 1A. Risk Factors included in this report.
7

Multiple Sclerosis
We develop, manufacture and market a number of products designed to treat patients with MS. MS is a progressive disease in which the body loses the ability to transmit messages along nerve cells, leading to a loss of muscle control, paralysis and, in some cases, death. Patients with active RMS experience an uneven pattern of disease progression characterized by periods of stability that are interrupted by flare-ups of the disease after which the patient may return to a lower baseline of functioning.
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
For additional information on our collaboration arrangements with Alkermes and Acorda, please read Note 19, Collaborative and Other Relationships, to our consolidated financial statements included in this report.
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
8

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
Our Alzheimer's disease products and major markets are as follows:

Product	Indication	Collaborator	Major Market

	Alzheimer's disease	Eisai	U.S.

	Alzheimer's disease	Eisai	U.S.
For additional information on our collaboration arrangements with Eisai, please read Note 19, Collaborative and Other Relationships, to our consolidated financial statements included in this report.
Biosimilars
Biosimilars are a group of biologic medicines that are highly similar to currently available biologic therapies developed by companies known as "originators". Under our agreements with Samsung Bioepis, we commercialize three anti-tumor necrosis factor (TNF) biosimilars in certain countries in Europe: BENEPALI, an etanercept biosimilar referencing ENBREL, IMRALDI, an adalimumab biosimilar referencing HUMIRA, and FLIXABI, an infliximab biosimilar referencing REMICADE. We have also secured the exclusive rights to commercialize BYOOVIZ, a ranibizumab biosimilar referencing LUCENTIS, which was approved in the U.S., the E.U. and the United Kingdom (U.K.) during the third quarter of 2021. BYOOVIZ launched in the U.S. in June 2022 and became commercially available during the third quarter of 2022.
9

Our current biosimilar products and major markets are as follows:

Product	Indication	Major Markets

	Rheumatoid arthritis Juvenile idiopathic arthritis Psoriatic arthritis Axial spondyloarthritis Plaque psoriasis Paediatric plaque psoriasis	France Germany Italy Spain U.K.

Rheumatoid arthritis
Juvenile idiopathic arthritis
Axial spondyloarthritis
Psoriatic arthritis
Psoriasis
Paediatric plaque psoriasis
Hidradenitis suppurativa
Adolescent hidradenitis suppurativa
Crohn’s disease
Paediatric Crohn's disease
Ulcerative colitis
Uveitis
	Paediatric Uveitis	France Germany Sweden U.K.

	Rheumatoid arthritis Crohn’s disease Paediatric Crohn’s disease Ulcerative colitis Paediatric ulcerative colitis Ankylosing spondylitis Psoriatic arthritis Psoriasis	France Germany Italy

	Neovascular (wet) age-related macular degeneration Macular edema following retinal vein occlusion Myopic choroidal neovascularization	U.S.
For additional information on our collaboration arrangements with Samsung Bioepis, please read Note 19, Collaborative and Other Relationships, to our consolidated financial statements included in this report.
10

Genentech Relationships
We have agreements with Genentech that entitle us to certain business and financial rights with respect to RITUXAN, RITUXAN HYCELA, GAZYVA, OCREVUS, LUNSUMIO, which was granted accelerated approval in the U.S. during the fourth quarter of 2022, glofitamab and options to add other potential anti-CD20 therapies.
Our current anti-CD20 therapeutic programs and major markets are as follows:

Product	Indication	Major Markets

	Non-Hodgkin's lymphoma CLL Rheumatoid arthritis Two forms of ANCA-associated vasculitis Pemphigus vulgaris	U.S. Canada

	Non-Hodgkin's lymphoma CLL	U.S.

	In combination with chlorambucil for previously untreated CLL Follicular lymphoma In combination with chemotherapy followed by GAZYVA alone for previously untreated follicular lymphoma	U.S.

	RMS PPMS	U.S.

	Relapsed or refractory follicular lymphoma	U.S.
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
We are dedicated to helping patients obtain access to our therapies. Our patient representatives have access to a suite of financial assistance tools. With those tools, we help patients understand their insurance coverage and, if needed, help patients compare insurance options and programs. In the U.S., we have established programs that provide co-pay assistance or free product for qualified uninsured or underinsured patients, based on specific eligibility criteria. We also provide charitable contributions to
11

independent charitable organizations that assist patients with out-of-pocket expenses associated with their therapy.
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
RITUXAN, RITUXAN HYCELA, GAZYVA, OCREVUS and LUNSUMIO are marketed by the Roche Group and its sublicensees.
We commercialize BENEPALI, IMRALDI and FLIXABI pursuant to our agreement with Samsung Bioepis in certain countries in Europe, as well as BYOOVIZ in the U.S.
We focus our sales and marketing efforts on specialist physicians in private practice or at major medical centers. We use customary industry practices to market our products and to educate physicians. This includes our sales representatives calling on individual health care providers (in-person and virtually), advertisements, professional symposia, direct mail, digital marketing, point of care marketing, public relations and other methods. We focus on health care provider sales and marketing efforts on specialty providers in both private practice and at major medical centers.
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
Eisai distributes AVONEX, TYSABRI, TECFIDERA and PLEGRIDY in India and other Asia-Pacific markets, excluding China.
RITUXAN, RITUXAN HYCELA, GAZYVA, OCREVUS and LUNSUMIO are distributed by the Roche Group and its sublicensees.
We distribute BENEPALI, IMRALDI and FLIXABI in certain countries in Europe and have an option to acquire exclusive rights to distribute these products in China, as well as BYOOVIZ in the U.S.
Our product sales to two wholesale distributors each accounted for more than 10.0% of our total revenue for the years ended December 31, 2022, 2021 and 2020, and on a combined basis, accounted for approximately 37.9%, 38.9% and 45.8%, respectively, of our gross product revenue. For additional information, please read Note 5, Revenue, to our consolidated financial statements included in this report.
Patents and Other Proprietary Rights
Patents are important for obtaining and protecting exclusive rights in our products and product candidates. We regularly seek patent protection in the U.S. and in selected countries outside the U.S. for inventions originating from our research and development efforts and those we license or acquire. In addition, we license rights to various patents and patent applications.
U.S. patents, as well as most foreign patents, are generally effective for 20 years from the date the earliest application was filed; however, U.S. patents on applications filed before June 8, 1995, may be effective until 17 years from the issue date, if that is later than the 20-year date. In some cases, the patent term may be extended to recapture a portion of the term lost during regulatory review of the claimed therapeutic or, in the case of the U.S., because of U.S. Patent and Trademark Office (USPTO) delays in prosecuting the application. Specifically, in the U.S., under the Drug Price Competition and Patent Term Restoration Act of 1984, commonly known as the Hatch-Waxman Act, a patent that covers a drug approved by the FDA may be eligible for patent term extension (for up to 5 years, but not beyond a total of 14 years from the date of product approval) as compensation for patent term lost during the FDA regulatory review process. The duration and extension of the term of foreign patents varies, in accordance with local law. For example, supplementary protection certificates (SPCs) on some of our products have
12

been granted in a number of European countries, compensating in part for delays in obtaining marketing approval.
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
Our Patent Portfolio
The following table describes certain patents in the U.S. and Europe that we currently consider of primary importance to our marketed products, including the territory, patent number, general subject matter and expected expiration dates. Except as otherwise noted, the expected expiration dates include any granted patent term extensions and issued SPCs. In some instances, there are additional later-expiring patents relating to our products directed to, among other things, particular forms or compositions, methods of manufacturing or use of the drug in the treatment of particular diseases or conditions. We also continue to pursue additional patents and patent term extensions in the U.S. and other territories covering various aspects of our products that may, if issued, extend exclusivity beyond the expiration of the patents listed in the table.

Product	Territory	Patent No.	General Subject Matter	Patent Expiration(1)
TECFIDERA	Europe	1,131,065	Formulations of dialkyl fumarates and their use for treating autoimmune diseases	2024(3)
	Europe	2,653,873	Methods of use	2028
PLEGRIDY	U.S.	8,524,660	Methods of treatment	2023
	U.S.	8,017,733	Polymer conjugates of interferon beta-1a	2027
	Europe	1,656,952	Polymer conjugates of interferon-beta-1a and uses thereof	2024(4)
	Europe	1,476,181	Polymer conjugates of interferon-beta-1a and uses thereof	2023(5)
TYSABRI	U.S.	8,124,350	Methods of treatment	2027
	U.S.	8,349,321	Formulation	2024
	U.S.	8,815,236	Formulation	2024
	U.S.	8,871,449	Methods of treatment	2026
	U.S.	8,900,577	Formulation	2024
	U.S.	9,316,641	Safety-related assay	2032
	U.S.	9,493,567	Methods of treatment	2027
	U.S.	9,709,575	Methods of treatment	2026
	U.S.	10,119,976	Methods of evaluating patient risk	2034
	U.S.	10,233,245	Methods of treatment	2027
	U.S.	10,444,234	Safety-related assay	2031
	U.S.	10,677,803	Methods of treatment	2034
	U.S.	10,705,095	Methods of treatment	2026
	U.S.	11,280,794	Methods of treatment	2034
	U.S.	11,287,423	Safety-related assay	2031
	U.S.	11,292,845	Methods of treatment	2027
	Europe	1,485,127	Methods of use	2023(2)
	Europe	2,170,390	Formulation	2028
	Europe	2,236,154	Formulation	2024
	Europe	2,676,967	Methods of use	2027
	Europe	3,339,865	Safety-related assay	2031
	Europe	3,417,875	Formulation	2024
	Europe	3,575,792	Safety-related assay	2032
FAMPYRA	Europe	1,732,548	Sustained-release aminopyridine compositions for increasing walking speed in patients with MS	2025(6)
	Europe	2,377,536	Sustained-release aminopyridine compositions for treating MS	2025(7)
VUMERITY	U.S.	8,669,281	Compounds and pharmaceutical compositions	2033
	U.S.	9,090,558	Methods of treatment	2033
	U.S.	10,080,733	Crystalline forms, pharmaceutical compositions and methods of treatment	2033
	Europe	2,970,101	Crystalline forms, pharmaceutical compositions and methods of treatment Prodrugs of fumarates and their use in treating various diseases	2034
SPINRAZA	U.S.	7,101,993	Oligonucleotides containing 2’-O-modified purines	2023
	U.S.	7,838,657	SMA treatment via targeting of SMN2 splice site inhibitory sequences	2027
	U.S.	8,110,560	SMA treatment via targeting of SMN2 splice site inhibitory sequences	2025
	U.S.	8,361,977	Compositions and methods for modulation of SMN2 splicing	2030
	U.S.	8,980,853	Compositions and methods for modulation of SMN2 splicing	2030
	U.S.	9,717,750	Compositions and methods for modulation of SMN2 splicing	2030
	U.S.	9,926,559	Compositions and methods for modulation of SMN2 splicing	2034

	U.S.	10,266,822	SMA treatment via targeting of SMN2 splice site inhibitory sequences	2025
	U.S.	10,436,802	Methods for Treating Spinal Muscular Atrophy	2035
	Europe	1,910,395	Compositions and methods for modulation of SMN2 splicing	2026(8)
	Europe	2,548,560	Compositions and methods for modulation of SMN2 splicing	2026(9)
	Europe	3,305,302	Compositions and methods for modulation of SMN2 splicing	2030
	Europe	3,308,788	Compositions and methods for modulation of SMN2 splicing	2026
	Europe	3,449,926	Compositions and methods for modulation of SMN2 splicing	2030
ADUHELM	U.S.	8,906,367	Method of providing disease-specific binding molecules and targets	2032(10)
	U.S.	10,131,708	Methods of treating Alzheimer's disease	2028
LEQEMBI	U.S.	8,025,878	Protofibril selective antibodies and the use thereof	2027(1)(10)
Footnotes follow on next page.

(1)In addition to patent protection, certain of our products are entitled to regulatory exclusivity in the U.S. and the E.U. expected until the dates set forth below:

Product	Territory	Expected Expiration
TECFIDERA	E.U.	Subject to appeal
PLEGRIDY	U.S.	2026
	E.U.	2024
SPINRAZA	U.S.	2023
	E.U.	2029
ADUHELM	U.S.	2033
LEQEMBI	U.S.	2035
(2)For additional information as to the validity of this patent, please read Note 21, Litigation, to our consolidated financial statements included in this report.
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

Competition
Competition in the biopharmaceutical industry and the markets in which we operate is intense. There are many companies, including biotechnology and pharmaceutical companies, engaged in developing products for the indications our approved products are approved to treat and the therapeutic areas we are targeting with our research and development activities. Some of our competitors may have substantially greater financial, marketing, research and development and other resources than we do.
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
Our products and revenue streams continue to face increasing competition in many markets from the introduction of generic versions, prodrugs and biosimilars of existing products and products approved under abbreviated regulatory pathways. Such products are likely to be sold at substantially lower prices than branded products. Accordingly, the introduction of such products as well as other lower-priced competing products may significantly reduce both the price that we are able to charge for our products and the volume of products we sell, which will negatively impact our revenue. In addition, in some markets, when a generic or biosimilar version of one of our products is commercialized, it may be automatically substituted for our product and significantly reduce our revenue in a short period of time.
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
Multiple Sclerosis
TECFIDERA, AVONEX, PLEGRIDY, TYSABRI and VUMERITY each compete with one or more of the following branded products as well as generic and biosimilar versions of these products:

Competing Product	Competitor
AUBAGIO (teriflunomide)	Sanofi Genzyme
BETASERON/BETAFERON (interferon-beta-1b)	Bayer Group
BRIUMVI (ublituximab-xiiy)	TG Therapeutics, Inc.
COPAXONE (glatiramer acetate)	Teva Pharmaceuticals Industries Ltd.
EXTAVIA (interferon-beta-1b)	Novartis AG
GILENYA (fingolimod)	Novartis AG
GLATOPA (glatiramer acetate)	Sandoz, a division of Novartis AG
LEMTRADA (alemtuzumab)	Sanofi Genzyme
MAVENCLAD (cladribine)	EMD Serono
MAYZENT (siponimod)	Novartis AG
OCREVUS (ocrelizumab)	Genentech
PONVORY (ponesimod)	Janssen Pharmaceutical Companies of Johnson & Johnson
REBIF (interferon-beta-1)	EMD Serono
ZEPOSIA (ozanimod)	BMS
BAFIERTAM (monomethyl fumarate)	Banner Life Sciences
KESIMPTA (ofatumumab)	Novartis AG
Multiple TECFIDERA generic entrants are now in North America, Brazil and certain E.U. countries and have deeply discounted prices compared to

TECFIDERA. The generic competition for TECFIDERA has significantly reduced our TECFIDERA revenue and we expect that TECFIDERA revenue will continue to decline in the future.
In the E.U., we are seeking to enforce a patent granted in June 2022 that relates to TECFIDERA and expires in 2028. In addition, we are litigating to affirm that TECFIDERA is entitled to regulatory data and market protection until at least February 2024. Our Company, the EMA and the EC have each appealed the May 2021 decision of the European General Court, which annulled the EMA's decision not to validate an application for approval of a TECFIDERA generic on the basis that the EMA and EC conducted the wrong assessment when determining TECFIDERA's entitlement to regulatory data and marketing protection. Our Company, the EMA and the EC have each appealed the General Court’s decision as wrongly decided and the appeal is pending. On October 6, 2022, the Advocate General of the CJEU issued a nonbinding advisory opinion in Biogen's favor. This opinion recommends that the CJEU set aside the judgment of the European General Court. We are awaiting the decision of the CJEU.
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
Biosimilars
BENEPALI, IMRALDI and FLIXABI, the three biosimilar products we currently commercialize in certain countries in Europe pursuant to an agreement with Samsung Bioepis, compete with their reference products, ENBREL, HUMIRA and REMICADE, respectively, as well as other biosimilars of those reference products.
In addition, BYOOVIZ, a biosimilar product we currently commercialize in the U.S. pursuant to an agreement with Samsung Bioepis, competes with its reference product LUCENTIS, as well as other biosimilars of this reference product.
Genentech Relationships in Other Indications
RITUXAN, RITUXAN HYCELA and GAZYVA in Oncology
RITUXAN, RITUXAN HYCELA and GAZYVA compete with a number of therapies in the oncology market, including TREANDA (bendamustine HCL), ARZERRA (ofatumumab), IMBRUVICA (ibrutinib) and ZYDELIG (idelalisib).
We also expect that over time RITUXAN HYCELA and GAZYVA will increasingly compete with RITUXAN in the oncology market. In addition, we are aware of several other anti-CD20 molecules, including biosimilar products, that have been approved and are competing with RITUXAN, RITUXAN HYCELA and GAZYVA in the oncology and other markets. Biosimilar products referencing RITUXAN have launched in the U.S and are being offered at lower prices. This competition has had a significant adverse impact on the pre-tax profits of our collaboration arrangements with Genentech, as the sales of RITUXAN have decreased substantially compared to prior periods. We expect that biosimilar competition will continue to increase as these products capture additional market share and that this will have a significant adverse impact on our co-promotion profits in the U.S. in future years.
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

Alzheimer's Disease and Dementia	Lecanemab (Aβ mAb)*** - Alzheimer's	Filed in the U.S., E.U. and Japan

	Lecanemab (Aβ mAb)* - Preclinical Alzheimer's	Phase 3

	Aducanumab (Aβ mAb)** - Alzheimer's	Filed in Japan and Other Markets

	BIIB080 (tau ASO)* - Alzheimer's	Phase 2

	BIIB113 (OGA inhibitor) - Alzheimer's	Phase 1

Neuropsychiatry	Zuranolone (GABAA PAM)* - MDD	Filed in the U.S.

	Zuranolone (GABAA PAM)* - PPD	Filed in the U.S.

Specialized Immunology	Dapirolizumab pegol (anti-CD40L)* - SLE	Phase 3

	Litifilimab (anti-BDCA2) - SLE	Phase 3

	Litifilimab (anti-BDCA2) - CLE	Phase 2/3

Neuromuscular Disorders	Tofersen (SOD1 ASO)* - SOD1 ALS	Filed in the U.S. and E.U.

	BIIB105 (ataxin-2 ASO)# - ALS	Phase 1/2

	BIIB115 (SMN ASO)* - SMA	Phase 1

Parkinson's Disease and Movement Disorders	BIIB122 (DNL151)* - LRRK2 Parkinson's	Phase 3

	BIIB122 (DNL151)* - Parkinson's	Phase 2

	BIIB124 (SAGE-324)* - Essential Tremor	Phase 2

	BIIB094 (ION859)# - Parkinson's	Phase 1

	BIIB101 (ION464)# - Multiple System Atrophy	Phase 1

	BIIB132 (ATXN-3 ASO)# - SCA3	Phase 1

Multiple Sclerosis	BIIB091 (peripheral BTK inhibitor) - MS	Phase 1

	BIIB107 (anti-VLA4) - MS	Phase 1

Neurovascular	Glibenclamide IV (SUR1-TRPM4 Inhibitor) - LHI^ Stroke	Phase 3

	Glibenclamide IV (SUR1-TRPM4 Inhibitor) - Brain Contusion	Phase 2

	BIIB131 (TMS-007) - Acute Ischemic Stroke	Phase 2

Genetic Neurodevelopmental Disorders	BIIB121 (UBE3A ASO)# - Angelman Syndrome	Phase 1
* Collaboration program
** Granted accelerated approval in the U.S. in June 2021 under the brand name ADUHELM.
*** Granted accelerated approval in the U.S. in January 2023 under the brand name LEQEMBI and filed for traditional approval in the U.S., E.U. and Japan.
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
Below is a brief description of certain business relationships and collaborations that expand our pipeline and provide us with certain rights to existing and potential new products and technologies. For additional information on certain of these relationships, including their ongoing financial and accounting impact on our business, please read Note 19, Collaborative and Other Relationships, to our consolidated financial statements included in this report.
Eisai Co., Ltd.
We have a collaboration agreement with Eisai to jointly develop and commercialize LEQEMBI (lecanemab), an anti-amyloid antibody for the treatment of Alzheimer's disease. Eisai serves as the lead of LEQEMBI development and regulatory submissions globally with both companies co-commercializing and co-promoting the product, and Eisai having final decision-making authority. All costs, including research, development, sales and marketing expense, are shared equally between us and Eisai. Upon LEQEMBI marketing approval, we and Eisai will co-promote LEQEMBI and share profits and losses equally. We currently manufacture LEQEMBI drug substance and drug product and in March 2022 we extended our supply agreement with Eisai related to LEQEMBI from five years to ten years for the manufacture of LEQEMBI drug substance.
We also have a collaboration agreement with Eisai for ADUHELM. Under our initial ADUHELM Collaboration Agreement, we would lead the ongoing development of ADUHELM, and we and Eisai would co-promote ADUHELM with a region-based profit split. On March 14, 2022, we amended our ADUHELM Collaboration Agreement with Eisai. As of the amendment date, we have sole decision making and commercialization rights worldwide on ADUHELM, and beginning January 1, 2023, Eisai receives only a tiered royalty based on net sales of ADUHELM, and no longer participates in sharing ADUHELM's global profits and losses. Eisai's share of development, commercialization and manufacturing expense was limited to $335.0 million for the period from January
1, 2022 to December 31, 2022, which was achieved as of December 31, 2022. Once this limit was achieved, we became responsible for all ADUHELM related costs.
In addition, we and Eisai co-promote AVONEX, TYSABRI and TECFIDERA in Japan in certain settings and Eisai distributes AVONEX, TYSABRI, TECFIDERA and PLEGRIDY in India and other Asia-Pacific markets, excluding China.
Sage Therapeutics, Inc.
We have a global collaboration and license agreement with Sage to jointly develop and commercialize zuranolone for the potential treatment of MDD and PPD and BIIB124 (SAGE-324) for the potential treatment of essential tremor with potential in other neurological conditions such as epilepsy. Under this collaboration, both companies will share equal responsibility and costs for development as well as profits and losses for commercialization in the U.S. Outside the U.S., we are responsible for development and commercialization, excluding Japan, Taiwan and South Korea, with respect to zuranolone and may pay Sage potential tiered royalties in the high teens to low twenties.
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
Genentech, Inc. (Roche Group)
We have agreements with Genentech that entitle us to certain business and financial rights with respect to RITUXAN, RITUXAN HYCELA, GAZYVA, OCREVUS, LUNSUMIO, which was granted accelerated approval in the U.S. during the fourth quarter of 2022, glofitamab and options to add other potential anti-CD20 therapies.

Denali Therapeutics Inc.
We have a collaboration and license agreement with Denali to co-develop and co-commercialize Denali’s small molecule inhibitors of LRRK2 for Parkinson’s disease. Under this collaboration, both companies share responsibility and costs for global development based on specified percentages as well as profits and losses for commercialization in the U.S. and China. Outside the U.S. and China, we are responsible for commercialization and may pay Denali potential tiered royalties.
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
Samsung Bioepis Co., Ltd.
In February 2012 we entered into a joint venture agreement with Samsung BioLogics establishing an entity, Samsung Bioepis, to develop, manufacture and market biosimilar products. We also have an agreement with Samsung Bioepis to commercialize, over a 10-year term, three anti-TNF biosimilar product candidates in certain countries in Europe and, in the case of BENEPALI, Japan. Under this agreement, we are commercializing BENEPALI, an etanercept biosimilar referencing ENBREL, IMRALDI, an adalimumab biosimilar referencing HUMIRA, and FLIXABI, an infliximab biosimilar referencing REMICADE, in certain countries in Europe.
In December 2019 we completed a transaction with Samsung Bioepis and acquired an option to extend our existing commercial agreement with Samsung Bioepis for BENEPALI, IMRALDI and FLIXABI in certain countries in Europe. We have also secured the exclusive rights to commercialize BYOOVIZ, a ranibizumab biosimilar referencing LUCENTIS, which was approved in the U.S., the E.U. and the U.K. during the third quarter of 2021. BYOOVIZ launched in the U.S. in June 2022 and became commercially available during the third quarter of 2022. In addition to our commercialization agreements with Samsung Bioepis, we license certain of our proprietary technology to Samsung Bioepis in connection with Samsung Bioepis' development, manufacture and commercialization of its biosimilar products.
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
As part of this transaction, we are also eligible to receive up to an additional $50.0 million upon the achievement of certain commercial milestones. Our policy for contingent payments of this nature is to recognize the payments in the period that they become realizable, which is generally the same period in which the payments are earned.
For additional information on the sale of our equity interest in Samsung Bioepis, please read Note 3, Dispositions, to our consolidated financial statements included in this report.
UCB
We have a collaboration agreement with UCB to jointly develop and commercialize dapirolizumab pegol, an anti-CD40L pegylated Fab, for the potential treatment of SLE and other future agreed indications. Both companies will share equally costs incurred for agreed indications, including research, development, sales and marketing expense. If marketing approval is obtained, both companies will co-promote dapirolizumab pegol and share profits and losses equally.
Sangamo Therapeutics, Inc.
We have a collaboration and license agreement with Sangamo Therapeutics, Inc. (Sangamo) to develop and commercialize ST-501 for tauopathies, including Alzheimer’s disease; ST-502 for synucleinopathies, including Parkinson’s disease; a third neuromuscular disease target; and up to nine additional neurological disease targets to be identified and selected within a five-year period. The companies are leveraging Sangamo's proprietary zinc finger protein technology delivered via adeno-associated virus to modulate the expression of key genes involved in neurological diseases. Under this collaboration, we may pay Sangamo tiered royalties on potential net sales of any products developed under this collaboration in the high single digit to sub-teen percentages.

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
In May 2017 new regulations governing medical devices (MDR) and in-vitro diagnostic medical devices (IVDR) entered into force in the E.U. The MDR regulations became applicable in May 2021 and the

IVDR regulations became applicable in May 2022. All products covered by these regulations will be required to comply with them at the end of the transitional periods. These regulations introduce new requirements, including for clinical investigation of certain classifications of medical devices, require increased regulatory scrutiny, enhance the requirements for post market surveillance and vigilance and provide for greater transparency. These regulations also change the requirements for assessment of the medical device components of integral drug-device combination products, necessitating assessment of the device components under both the medical device and medicinal product regulatory regimes.
Product Approval and Post-Approval Regulation Outside the U.S.
We market our products in numerous jurisdictions outside the U.S. Most of these jurisdictions have product approval and post-approval regulatory processes that are similar in principle to those in the U.S. In Europe, for example, where a substantial part of our ex-U.S. efforts are focused, there are several routes for marketing approval, depending on the type of product for which approval is sought. Under the centralized procedure, a company submits a single application to the EMA. The marketing authorization application is similar to the NDA or BLA in the U.S. and is evaluated by the CHMP, the expert scientific committee of the EMA responsible for human medicines. If the CHMP determines that the MAA fulfills the requirements for quality, safety and efficacy and that the medicine has a positive benefit risk balance, it will adopt a positive opinion recommending the granting of the marketing authorization by the EC. The CHMP opinion is not binding, but is typically adopted by the EC. A MAA approved by the EC is valid in all member states of the E.U. The centralized procedure is required for all biological products, orphan medicinal products and new treatments for neurodegenerative disorders, and it is available for certain other products, including those which constitute a significant therapeutic, scientific or technical innovation.
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
In April 2014 the EC adopted a new Clinical Trial Regulation, which was entered into force in June 2014 but did not apply until January 2022. There are transitional provisions for clinical trials which are ongoing at the date of application. Clinical trial applications may also continue to be made under the
Clinical Trial Directive (the existing regulatory framework) until January 2023. All clinical trials must fully comply with the Clinical Trial Regulation by January 2025. The regulation harmonizes the procedures for assessment and governance of clinical trials throughout the E.U. and will require that information on the authorization, conduct and results of each clinical trial conducted in the E.U. be publicly available.
Approval of Biosimilars
In the U.S. the Patient Protection and Affordable Care Act (PPACA) amended the Public Health Service Act (PHSA) to authorize the FDA to approve biological products, referred to as biosimilars or follow-on biologics, that are shown to be "highly similar" to previously approved biological products based upon potentially abbreviated data packages. The biosimilar must show it has no clinically meaningful differences in terms of safety and effectiveness from the reference product, and only minor differences in clinically inactive components are allowable in biosimilar products. The approval pathway for biosimilars does, however, grant a biologics manufacturer a 12-year period of exclusivity from the date of approval of its biological product before biosimilar competition can be introduced. There is uncertainty, however, as the approval framework for biosimilars originally was enacted as part of the PPACA. There have been, and there are likely to continue to be, federal legislative and administrative efforts to repeal, substantially modify or invalidate some or all of the provisions of the PPACA. If the PPACA is repealed, substantially modified or invalidated, it is unclear what, if any, impact such action would have on biosimilar regulation.
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
The rebate amount is calculated each quarter based on our report of current AMP and best price for each of our products to the CMS. The requirements for calculating AMP and best price are complex. We are required to report any revisions to AMP or best price previously reported within a certain period, which revisions could affect our rebate liability for prior quarters. In addition, if we fail to provide information timely or we are found to have knowingly submitted false information to the government, the statute governing the Medicaid Drug Rebate Program provides for civil monetary penalties.
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
On August 16, 2022, President Biden signed into law the IRA, which provides for (i) the government to negotiate prices for select high-cost Medicare Part D drugs (beginning in 2026) and Part B drugs (beginning in 2028), (ii) manufacturers to pay a rebate for Medicare Part B and Part D drugs when prices increase faster than inflation beginning in 2022 for Part D and 2023 for Part B, and (iii) Medicare Part D redesign which replaces the current coverage gap provisions and establishes a $2,000 cap for out-of-pocket costs for Medicare beneficiaries beginning in 2025, with manufacturers being responsible for 10.0% of costs up to the $2,000 cap and 20.0% after that cap is reached.
The result of these forthcoming changes for manufacturers, including us, may include: i) a material adverse effect on our revenue on drugs subject to “negotiation”; ii) new rebate liability for drugs subject to the inflation provisions, and iii) potential significant additional costs related to the Part D re-design. However, as the degree of impact from this legislation on our business depends on a number of forthcoming implementation actions by regulatory authorities, the full extent of the IRA’s impact on our sales and, in turn, our business, remains unclear.
•Federal Agency Discounted Pricing: Our products are subject to discounted pricing when purchased by federal agencies via the Federal Supply Schedule (FSS). FSS participation is required for our products to be covered and reimbursed by the Veterans Administration (VA), Department of Defense, Coast Guard and Public Health Service (PHS). Coverage under Medicaid, Medicare and the PHS pharmaceutical pricing program is also conditioned upon FSS participation. FSS pricing is intended not to exceed the price that we charge our most-favored non-federal customer for a product. In addition, prices for drugs purchased by the VA, Department of Defense (including drugs purchased by military personnel and dependents through the TriCare retail pharmacy program), Coast Guard and PHS are subject to a cap on pricing equal to 76.0% of the non-federal average manufacturer price (non-FAMP). An additional discount applies if non-FAMP increases more than inflation (measured by the Consumer Price Index - Urban). In addition, if we fail to provide information timely or we are found to have knowingly submitted false information to the government, the governing statute provides for civil monetary penalties.
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

Manufacturing
We seek to ensure an uninterrupted supply of medicines to patients around the world. To that end, we continually review our manufacturing capacity, capabilities, processes and facilities. We believe that our manufacturing facilities, together with the third-party contract manufacturing organizations we outsource to, currently provide sufficient capacity for our products and to Samsung Bioepis, our collaboration partner that develops, manufactures and markets biosimilar products, and other strategic contract manufacturing partners.
In March 2021 we announced our plans to build a new gene therapy manufacturing facility in RTP, NC to support our gene therapy pipeline across multiple therapeutic areas. The new manufacturing facility will be approximately 197,000 square feet and is expected to be operational by the end of 2023, with an estimated total investment of approximately $195.0 million. Construction for this new facility began during the fourth quarter of 2021.
Manufacturing Facilities
Our drug substance manufacturing facilities include:

Facility	Drug Substance Manufactured
RTP, North Carolina	AVONEX PLEGRIDY TYSABRI Other*
Solothurn, Switzerland	ADUHELM LEQEMBI
* Other includes products manufactured for contract manufacturing partners.
In addition to our drug substance manufacturing facilities, we have a drug product manufacturing facility and supporting infrastructure in RTP, NC, including a parenteral facility and an oral solid dose products manufacturing facility.
The parenteral facility adds capabilities and capacity for filling biologics into vials and is used for filling product candidates. The oral solid dose products facility can supplement our outsourced small molecule manufacturing capabilities.
We also have an oligonucleotide synthesis manufacturing facility in RTP, NC. This facility gives us the capability to manufacture ASO candidates currently in our clinical pipeline.
In order to support our future growth and drug development pipeline, we are building a large-scale biologics manufacturing facility in Solothurn, Switzerland. In the second quarter of 2021 a portion of the facility received a Good Manufacturing Practice (GMP) multi-product license from the Swiss Agency for
Therapeutic Products (SWISSMEDIC). Solothurn has been approved for the manufacture of ADUHELM and LEQEMBI by the FDA. We estimate the second manufacturing suite at the Solothurn facility will be operational by the end of 2023.
Genentech is responsible for all worldwide manufacturing activities for bulk RITUXAN, RITUXAN HYCELA and GAZYVA and has sourced the manufacture of certain bulk RITUXAN, RITUXAN HYCELA and GAZYVA requirements to a third party. Ionis supplies the active pharmaceutical ingredient (API) for SPINRAZA. Alkermes currently supplies both VUMERITY and FAMPYRA to us pursuant to separate supply agreements. In October 2019 we entered into a new supply agreement and amended our license and collaboration agreement with Alkermes for VUMERITY. We have elected to initiate a technology transfer and, following a transition period, to manufacture VUMERITY or have VUMERITY manufactured by a third party we have engaged in exchange for paying an increased royalty rate to Alkermes on any portion of future worldwide net commercial sales of VUMERITY that is manufactured by us or our designee. In October 2022 we entered into a new supply agreement with Alkermes for FAMPYRA. Acorda previously supplied FAMPYRA to us pursuant to a sublicensing arrangement with Alkermes, which was terminated in October 2022 as a result of an arbitration outcome between Acorda and Alkermes.
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

ESG and Climate-Related Matters
Introduction
Our environmental, social and governance (ESG) efforts prioritize climate, health and equity, with a focus on vulnerable populations, as well as ongoing leadership in sustainability, governance, transparency and disclosure.
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
Governance
ESG oversight is formally embedded into our Board of Director's governance principles and includes an annual review of our ESG strategy and short-and long-term goals. We regularly review our environmental commitments within the landscape of our business performance, rising costs and supply chain challenges. We remain committed to engaging employees and suppliers and collaborating with renowned institutions to advance the science and action to improve health outcomes.
As part of our broader commitment to these priorities, we continue to tie a portion of our employees' and executive officers' compensation to advancing our ESG efforts.
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
Our Enterprise Risk Management (ERM) framework is designed to ensure climate-related risks and opportunities are integrated into our overall business strategy. Our ERM team monitors strategic climate-related risks across all aspects of our business and utilizes climate scenarios as part of its assessments. On an annual basis, the ERM team evaluates identified risks, including any climate-related physical and transitional risks, by engaging leaders across the company. The ERM team provides annual updates on their findings and activities to our Executive Committee and Board of Directors.
Risk Management
Addressing ESG matters is part of our long-term global strategy and investment in our future and we have seen increased interest from stakeholders and investors on our ESG practices. While we continue to to advance our ESG efforts, there is no certainty that we will manage ESG matters in ways that successfully meet rapidly changing expectations from investors, regulators, third party rankings firms, customers and society as a whole. Our inability to manage ESG matters in accordance with expectations can negatively impact our reputation and business.
Climate Risk Management
We identify climate risk as the risk of loss arising from climate change and is comprised of both physical risk and transition risk. Physical risk considers how the physical impacts of climate change (e.g., increased storms, drought, fires, floods) can directly damage physical assets or otherwise impact their value or productivity. Transition risk considers how changes in policy. regulations, culture, technology, business practices and market preferences to address climate change (e.g., carbon pricing policies, power generation shifts from fossil fuels to renewable energy) can lead to changes in the value of assets and businesses. Disruption in supply chains, changing customer expectations in the biosimilar market and potential shifts in the regulatory environment that disadvantage the use of fossil fuels, may make it difficult for us to fulfill business obligations or cause us to incur substantial expense.
Identified material risks and opportunities are reported to our ERM team, which reports to our Executive Committee and Board of Directors. We consider and address those risks and opportunities that are financially material and may impact our business model, as well as mitigation measures that are in place or need to be adopted.
For additional information on our environment-related risks, please read Item 1A. Risk Factors included in this report.
Human Capital
As of December 31, 2022, we had approximately 8,725 employees worldwide. Approximately 4,970 employees were employed in the U.S. and approximately 3,755 employees were employed in foreign countries.

Diversity, Equity and Inclusion
At Biogen, prejudice, racism and intolerance are unacceptable. We are committed to Diversity, Equity and Inclusion (DE&I) across all aspects of our organization, including recruitment, hiring, promotion, retention and development practices. As of December 31, 2022, 30.4% of Biogen’s manager-level and above positions were held by ethnic or racial minorities in the U.S. Our policies and practices are global, but the laws in many countries outside the U.S. do not permit us to collect ethnic or racial data on our employees. Globally, 47.4% of Biogen’s positions at director-level and above were held by women as of December 31, 2022.
Our DE&I strategy outlines actionable steps to deepen our commitment across the business, building upon a strong foundation. This plan includes the strategy to build our talent and strengthen our leadership, improve health outcomes for underserved communities in the disease areas we treat and contribute to the communities impacting our employees and patients. We plan to create greater awareness and capability in our organization through leadership accountability and transparency. To establish and progress this strategy, we rely on a cross-company governing body of employees known as the Diversity, Equity & Inclusion Strategic Council.
We are honored to be recognized as an employer of choice. For the fifth consecutive year, we scored 100% on the Disability:IN's Disability Equality Index, which measures our policies and practices related to disability inclusion. Additionally, for the third consecutive year, we were awarded the DI-NC Employer Award by Disability:IN North Carolina for our commitment to champion and invest in disability inclusion at the affiliate and national levels. For the ninth consecutive year, we were recognized as a Best Place to Work for LGBTQ+ Equality by the Human Rights Campaign, scoring 100% on their Corporate Equality Index.
Strengthening our Global Competency
We are committed to strengthening the DE&I awareness and capability of our employees. We have focused on ensuring that our employees have the resources and learning they need to contribute to our strategy. Our people managers are trained on inclusive recruiting and hiring and our global employees are trained on DE&I curriculum.
In 2022 we introduced GlobeSmart®, a tool to enhance cross-cultural collaboration, increase cultural agility and further connect our global teams. Our people leaders have used GlobeSmart®, allowing them to explore different working styles, perspectives and approaches that exist around the globe, getting actionable, personalized advice for better collaboration and teamwork across cultures, and exploring new ways for teams to build trust, strengthen collaboration and leverage diversity.
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
We regularly review our compensation practices and analyze the equity of compensation decisions, for individual employees and our workforce as a whole. In 2022 we shared the results of a global gender pay assessment, analyzing pay at the executive, management and other professional levels.
We institute measures, such as communications and trainings, to recognize, interrupt and prevent bias in hiring, performance management and compensation decisions and we provide resources to further develop managers and leaders to help them make equitable decisions about pay.
Talent and Development
Many factors influence employee success and well-being. We foster a workplace to allow employees to deliver on our shared mission while helping to mitigate their challenges. From career development to wellness to workplace environment, there are many opportunities to meet employee needs, and to build a workplace where people are empowered to learn, grow and build rewarding careers. Our employees are encouraged to take advantage of an array of professional development resources. Managers coach employees for performance, and also engage in employee development discussions to support growth and learning.
Opportunities for ongoing learning can contribute to employee related engagement and success. At Biogen, development occurs through on-the-job learning, challenging new assignments, formal training, online learning, mentoring and more. With many employees continuing to work from home, virtual learning plays a key role. Virtual learnings are available through Biogen University as well as LinkedIn Learning. Through Biogen University we offer more than 1,200 instructor-based courses, of which approximately 300 are available virtually. Through LinkedIn Learning we provided employees with access to more than 20,000 on-demand learning modules in 11 languages: English, German, French, Spanish, Japanese, Portuguese, Italian, Dutch, Polish, Turkish and Mandarin.
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
•Women on the Rise: Addressing the unique challenges faced by mid-level female leaders to increase influence and impact.
•Emerging Leaders: Preparing high-potential individual contributors for first-level leadership roles.
•BetterUp: Coaching program available to support individuals as they work toward enhancing their impact in the organization.
Our Employee Resource Networks (ERNs) provide invaluable opportunities for employees to share knowledge and build connections. Our current ERNs include:
•Parenting Network Group: Biogen's newest ERN provides support, networking and development opportunities to working parents and caregivers, as well as helping employees navigate the challenges of work-life balance.
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
•ReachOUT: Supports a best-in-class working environment for LGBTQ+ employees and embraces all LGBTQ+ employees and their allies.
•Women’s Innovation Network: Creates networking, mentoring and learning opportunities for women and allies worldwide.
•ourIMPACT: Advances climate, health and equity at work, in employees' personal lives and in the communities where we live and work.
We continue to evolve our programs to meet our employees’ health and wellness needs, which we believe is essential to attract and retain employees of the highest caliber. We have refreshed our flexible working arrangement policies to allow for more flexibility around work hours to help employees balance the demands of their work and home lives, shifted many of our on-site wellness services to virtual, including virtual behavior health, nutrition, fitness and overall well-being classes and counseling, rolled out the Headspace meditation app globally at no cost, provided workshops and programming to help employees cope with stress, isolation and building resilience, along with financial planning workshops and counseling sessions, expanded our caregiver services to meet the growing needs of our employees and provided additional holidays and time off for recharging, voting and volunteering.
Employee Surveys
We utilize an employee survey program to pulse employees through email and mobile apps as well as provide an opportunity for commentary and facilitate feedback to questions. The survey is designed to empower managers and leaders with anonymous information on their practices related to building culture, performance and an engaged workforce, allowing them to create plans and measure efficacy for continuous improvement. We care deeply about employee feedback and are building an analytics community across Human Resources to bring more rigor and sophistication to the collection and analysis of employee opinions. We use their perspectives to guide us to take actions that improve engagement and support and help maintain our reputation as a great place to work for all our employees. An example of such an action was our 2022 Wellness Week, a weeklong mid-year shutdown.
Succession Planning
Each year we conduct a talent review across our global enterprise that includes, among other important topics, a review of succession plans for many of our roles. To help ensure the long-term continuity of our business, we actively manage the development of talent to fill the roles that are most critical to the ongoing success of our company. In addition, each year our Board of Directors reviews the succession plan for our executives.
Workplace Health and Safety
The well-being of our employees is the priority, and we believe every employee plays a role in creating a safe and healthy workplace. Our employees have varied roles and functions, which is why we empower them to promote a safe working environment, regardless of whether work happens in the lab, in an office or in a manufacturing plant. Our policies and practices are intended to protect not only our employees, but also the surrounding communities where we operate.
In 2022 we continued to make significant progress integrating Human Performance into our Environment, Health and Safety programs. We believe that, when it comes to safety, workers are part of the solution. We encourage employees to collaboratively engage in proactive problem solving through practices such as Open Reporting and Work Observation and Risk Conversations. Additionally, our physical safety program focused on detailed evaluations of critical tasks that could expose employees to serious injury or fatality if controls are absent or not used. The actions we implement as a result of these evaluations reduce the risks associated with these essential activities and ensure our operational systems are safer and more resilient for employees. We also use “After Action Reviews” following the completion of a project. These reviews enable us to not only focus on areas for improvement, but also to learn and apply good practices from what goes well. By engaging and empowering our employees through such programs, we believe that we can help change how the entire industry approaches safety performance and risk management.

Information about our Executive Officers (as of February 15, 2023)

Officer	Current Position	Age	Year Joined Biogen
Christopher A. Viehbacher	President, Chief Executive Officer	62	2022
Susan H. Alexander	Executive Vice President, Chief Legal Officer and Secretary	66	2006
Michael R. McDonnell	Executive Vice President and Chief Financial Officer	59	2020
Nicole Murphy	Executive Vice President, Pharmaceutical Operations and Technology	50	2015
Ginger Gregory, Ph.D.	Executive Vice President and Chief Human Resources Officer	55	2017
Rachid Izzar	Executive Vice President, Global Product Strategy and Commercialization	48	2019
Priya Singhal, M.D., M.P.H.	Executive Vice President, Head of Development	55	2020
Robin C. Kramer	Senior Vice President, Chief Accounting Officer	57	2018

Christopher A. Viehbacher
Experience
Mr. Viehbacher has served as our President and Chief Executive Officer and member of our Board of Directors since November 2022. Prior to joining Biogen, Mr. Viehbacher served as Managing Partner of Gurnet Point Capital, a Boston based investment fund from 2015 to 2022. Prior to that, Mr. Viehbacher served as Global CEO of Sanofi, from 2008 to 2014. Prior to joining Sanofi, Mr. Viehbacher spent over 20 years with GlaxoSmithKline in Germany, Canada, France and, latterly, the U.S. as president of its North American pharmaceutical division. Mr. Viehbacher began his career with PricewaterhouseCoopers LLP and qualified as a chartered accountant. Mr. Viehbacher previously served on the board of directors of Vedanta Biosciences, Inc. as chair, BEFORE Brands, Inc., and Crossover Health. He is also a trustee of Northeastern University and a member of the board of fellows at Stanford Medical School.
Public Company Boards
● PureTech Health Plc.
Education
● Queen's University in Kingston, Ontario, Canada, B.A.

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

Public Company Boards
● Merit Medical Systems, Inc.
Education
● Georgetown University, B.S. Accounting

Nicole Murphy
Experience
Ms. Murphy has served as our Executive Vice President, Pharmaceutical Operations and Technology since February 2022. Prior to that, Ms. Murphy has held senior executive positions at Biogen, including most recently as our Senior Vice President, Head of Global Manufacturing & Technical Operations, from June 2019 to January 2022. In 2017, Ms. Murphy played a critical role during the successful spin-off of Biogen's hemophilia franchise, as the Vice President and Head of Technical Operations of Bioverativ responsible for clinical and commercial development, quality, regulatory, manufacturing and procurement. Prior to the spin-off Ms. Murphy was the General Manager and Head of Cambridge Site Operations at Biogen from May 2015 to December 2016. Prior to joining Biogen, Ms. Murphy was Executive Director, Head of Supply Chain at Amgen, a biopharmaceutical company, where her responsibilities included leadership of commercial manufacturing and technical operations. Ms. Murphy also held numerous technical and operational roles during her time at Amgen from 2001 to 2015 where she contributed significantly to various facility start-ups, business development integrations, strategic transformations and new product introductions. Prior to Amgen, Ms. Murphy held a variety of process development and engineering positions at Immunex Pharmaceuticals and the Monsanto Company.
Education
● University of Massachusetts Amherst, B.S. Engineering
● Rensselaer Polytechnic Institute, M.S. Engineering and a Masters of Business Administration

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
Education
● University of Massachusetts, B.A. Psychology
● The George Washington University, Ph.D. Psychology

Rachid Izzar
Experience
Mr. Izzar has served as our Executive Vice President, Head of Global Product Strategy and Commercialization since July 2021. Prior to that Mr. Izzar served as our President for the Intercontinental Region, which includes Latin America, Australia, Asia, Japan, the Middle East and Africa, Turkey and Russia, and the Global Biogen Biosimilars Unit. Prior to joining Biogen, Mr. Izzar was a Country President for AstraZeneca in France, where his responsibilities included leadership for commercial and manufacturing operations. He held numerous roles at his time with AstraZeneca, including the position of Global Vice President of the Cardiovascular Franchise where he contributed significantly to the development of the franchise within the North American subsidiary, as well as in Europe and China. Prior to that, Mr. Izzar was Vice President Strategic Transformation, also, China Portfolio for CEO based in Shanghai and Vice President Commercial International covering China, Australia, Brazil, Russia, America Latin, Asia, Turkey, the Middle East and Africa.

Education
● University of Sherbrooke, Masters of Business Administration
● Harvard Business School, Enterprise Executive Transformation Program

Priya Singhal, M.D., M.P.H.
Experience
Dr. Singhal has served as our Executive Vice President and Head of Development since January 2023. Prior to that Dr. Singhal served as our Interim Head of Research and Development since 2021 in addition to serving as Head of Global Safety and Regulatory Sciences, including China and Japan Research and Development, since rejoining Biogen in 2020. Dr. Singhal was initially at Biogen from 2012 to 2018 and served in positions of increasing seniority as Vice President Clinical Trials Benefit-Risk Management, Global Head of Safety and Benefit Risk Management and as the Interim Co-lead and Senior Vice President of Global Development. Prior to her 2020 return to Biogen, Dr. Singhal served as Head of Research and Development and Manufacturing at Zafgen Inc. from 2019 to 2020. From 2008 to 2012 Dr. Singhal held roles at Vertex Pharmaceuticals, including Vice President, Medical Affairs. Dr. Singhal began her drug-development career at Millennium Pharmaceuticals, Inc. in 2005 and led benefit-risk management for Velcade and other compounds.

Education
● Harvard School of Public Health, M.P.H. in International Health
● University of Mumbai, Doctor of Medicine (M.D.)

Robin C. Kramer
Experience
Ms. Kramer has served as our Senior Vice President, Chief Accounting Officer since December 2020. Prior to that, Ms. Kramer served as our Vice President, Chief Accounting Officer from November 2018 to December 2020. Prior to joining Biogen, Ms. Kramer served as the Senior Vice President and Chief Accounting Officer of Hertz Global Holdings, Inc., a car rental company, from May 2014 to November 2018. Prior to that, Ms. Kramer was an audit partner at Deloitte & Touche LLP (Deloitte), a professional services firm, from 2007 to 2014, including serving in Deloitte's National Office Accounting Standards and Communications Group from 2007 to 2010. From 2005 to 2007 Ms. Kramer served as Chief Accounting Officer of Fisher Scientific International, Inc., a laboratory supply and biotechnology company, and from 2004 to 2005 Ms. Kramer served as Director, External Reporting, Accounting and Control for the Gillette Company, a personal care company. Ms. Kramer also held partner positions in the public accounting firms of Ernst & Young LLP and Arthur Andersen LLP. Ms. Kramer is a licensed CPA in Massachusetts. She is a member of the Massachusetts Society of CPAs and the American Institute of CPAs. Ms. Kramer currently serves on the board of directors of the Center for Women and Enterprise. Ms. Kramer previously served as a Board Member for the Massachusetts State Board of Accountancy from September 2011 to December 2015 and Probus Insurance Company Europe DAC from 2016 to 2018.
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
Our revenue depends upon continued sales of our products as well as the financial rights we have in our anti-CD20 therapeutic programs. A significant portion of our revenue is concentrated on sales of our products in increasingly competitive markets. Any of the following negative developments relating to any of our products or any of our anti-CD20 therapeutic programs may adversely affect our revenue and results of operations or could cause a decline in our stock price:
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
LEQEMBI is in the early stages of commercial launch in the U.S. In addition to risks associated with new product launches and the other factors described in these Risk Factors, Biogen’s and Eisai’s ability to successfully commercialize LEQEMBI may be adversely affected due to:
•Eisai’s ability to obtain and maintain adequate reimbursement for LEQEMBI;
•the effectiveness of Eisai's and Biogen’s commercial strategy for marketing LEQEMBI; and
•Eisai’s and Biogen’s ability to maintain a positive reputation among patients, healthcare providers and others in the Alzheimer’s disease community, which may be impacted by pricing and reimbursement decisions relating to LEQEMBI, which are made by Eisai.
The FDA may withdraw approval if Eisai and Biogen fail to comply with the conditions of the accelerated approval.
Our long-term success depends upon the successful development of new products and additional indications for our existing products.
Our long-term success will depend upon the successful development of new products from our research and development activities or our licenses or acquisitions from third-parties, as well as additional indications for our existing products.
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

Success in preclinical work or early-stage clinical trials does not ensure that later stage or larger scale clinical trials will be successful. Clinical trials may indicate that our product candidates lack efficacy, have harmful side effects, result in unexpected adverse events or raise other concerns that may significantly reduce the likelihood of regulatory approval. This may result in terminated programs, significant restrictions on use and safety warnings in an approved label, adverse placement within the treatment paradigm or significant reduction in the commercial potential of the product candidate.
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
•inability to obtain appropriate pricing and adequate reimbursement for our products compared to our competitors in key international markets; or
•our ability to obtain and maintain patent, data or market exclusivity for our products.
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
Our ability to set the price for our products varies significantly from country to country and, as a result, so can the price of our products. Governments may use a variety of cost-containment measures to control the cost of products, including price cuts, mandatory rebates, value-based pricing and reference pricing (i.e., referencing prices in other countries and using those reference prices to set a price). Drug prices are under significant scrutiny in the markets in which our products are prescribed; for example the IRA has certain provisions related to drug pricing. We expect drug pricing and other health care costs to continue to be subject to intense political and societal pressures on a global basis. Certain countries set prices by reference to the prices in other countries where our products are marketed. Our inability to obtain and maintain adequate prices in a particular country may not only limit the revenue from our products within that country but may also adversely affect our ability to secure acceptable prices in existing and potential new markets, which may limit market growth. This may create the opportunity for third-party cross-border trade or influence our decision to sell or not to sell a product, thus adversely affecting our geographic expansion plans and revenue. Additionally and in part due to the impact of the COVID-19 pandemic, in certain jurisdictions governmental health agencies may adjust, retroactively and/or prospectively, reimbursement rates for our products.
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
We depend on relationships with collaborators and other third-parties for revenue, and for the development, regulatory approval, commercialization and marketing of certain of our products and product candidates, which are outside of our full control.
We rely on a number of collaborative and other third-party relationships for revenue and the development, regulatory approval, commercialization and marketing of certain of our products and product candidates. We also outsource certain aspects of our regulatory affairs and clinical development relating to our products and product candidates to third-parties. Reliance on third-parties subjects us to a number of risks, including:
•we may be unable to control the resources our collaborators or third-parties devote to our programs, products or product candidates;
•disputes may arise under an agreement, including with respect to the achievement and payment of milestones, payment of development or commercial costs, ownership of rights to technology developed, and the underlying agreement may fail to provide us with significant protection or may fail to be effectively enforced if the collaborators or third-parties fail to perform;
•the interests of our collaborators or third-parties may not always be aligned with our interests, and such parties may not pursue regulatory approvals or market a product in the same manner or to the same extent that we would, which could adversely affect our revenue, or may adopt tax strategies that could have an adverse effect on our business, results of operations or financial condition;
•third-party relationships require the parties to cooperate, and failure to do so effectively could adversely affect product sales or the clinical development or regulatory approvals of product candidates under joint control, could result in termination of the research, development or commercialization of product candidates or could result in litigation or arbitration;
•any failure on the part of our collaborators or third-parties to comply with applicable laws, including tax laws, regulatory requirements and/or applicable contractual obligations or to fulfill any responsibilities they may have to protect and enforce any intellectual property rights underlying our products could have an adverse effect on our revenue as well as involve us in possible legal proceedings; and
•any improper conduct or actions on the part of our collaborators or third-parties could subject us to civil or criminal investigations and monetary and injunctive penalties, impact the accuracy and timing of our financial reporting and/or adversely impact our ability to conduct business, our operating results and our reputation.
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
In the U.S., federal and state legislatures, health agencies and third-party payors continue to focus on containing the cost of health care. Legislative and regulatory proposals, enactments to reform health care insurance programs (including those contained in the IRA) and increasing pressure from social sources could significantly influence the manner in which our products are prescribed, purchased and reimbursed. For example, provisions of the Patient Protection and Affordable Care Act (PPACA) have resulted in changes in the way health care is paid for by both governmental and private insurers, including increased rebates owed by manufacturers under the Medicaid Drug Rebate Program, annual fees and taxes on manufacturers of certain branded prescription drugs, the requirement that manufacturers participate in a discount program for certain outpatient drugs under Medicare Part D and the expansion of the number of hospitals eligible for discounts under Section 340B of the Public Health Service Act. These changes have had and are expected to continue to have a significant impact on our business.
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
There is increasing public attention on the costs of prescription drugs and we expect drug pricing and other health care costs to continue to be subject to intense political and societal pressures on a global basis. For example, two committees of the U.S. House of Representatives previously investigated the approval and price of ADUHELM. In addition, there have been (including elements of the IRA), and are expected to continue to be, legislative proposals to address prescription drug pricing. Some of these proposals could have significant effects on our business, including an executive order issued in September 2020 to test a “most favored nation” model for Part B and Part D drugs that tie reimbursement rates to international drug pricing metrics. These actions and the uncertainty about the future of the PPACA and healthcare laws may put downward pressure on pharmaceutical pricing and increase our regulatory burdens and operating costs.
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
The development, manufacture and commercialization of biosimilar products require specialized expertise and are very costly and subject to complex regulation. Our success in commercializing biosimilars is subject to a number of risks, including:
•Reliance on Third-Parties. We are dependent, in part, on the efforts of collaboration partners and other third-parties over whom we have limited or no control in the development and manufacturing of biosimilars products. If these third-parties fail to perform successfully, our biosimilar product development or commercialization of biosimilar products could be delayed, revenue from biosimilar products could decline and/or we may not realize the anticipated benefits of these arrangements;
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
•Failure to Gain Market and Patient Acceptance. Market success of biosimilar products will be adversely affected if patients, physicians and/or payors do not accept biosimilar products as safe and efficacious products offering a more competitive price or other benefit over existing therapies; and
•Competitive Challenges. Biosimilar products face significant competition, including from innovator products and biosimilar products offered by other companies that may receive greater acceptance or more favorable reimbursement. Local tendering processes may restrict biosimilar products from being marketed and sold in some jurisdictions. The number of competitors in a jurisdiction, the timing of approval and the ability to market biosimilar products successfully in a timely and cost-effective manner are additional factors that may impact our success in this business area.
Risks Related to Intellectual Property
If we are unable to obtain and maintain adequate protection for our data, intellectual property and other proprietary rights, our business may be harmed.
Our success, including our long-term viability and growth, depends, in part, on our ability to obtain and defend patent and other intellectual property rights, including certain regulatory forms of exclusivity, that are important to the commercialization of our products and product candidates. Patent protection and/or regulatory exclusivity in the U.S. and other important markets remains uncertain and depends, in part, upon decisions of the patent offices, courts, administrative bodies and lawmakers in these countries. We may fail to obtain or preserve patent and other intellectual property rights, including certain regulatory forms of exclusivity, or the protection we obtain may not be of sufficient breadth and degree to protect our commercial interests in all countries where we conduct business, which could result in financial, business or reputational harm to us or could cause a decline or volatility in our stock price. In addition, settlements of such proceedings often result in reducing the period of exclusivity and other protections, resulting in a reduction in revenue from affected products.
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
Furthermore, our products may be determined to infringe patents or other intellectual property rights held by third-parties. Legal proceedings, administrative challenges or other types of proceedings are and may in the future be necessary to determine the validity, scope or non-infringement of certain patent rights claimed by third-parties to be pertinent to the manufacture, use or sale of our products. Legal proceedings may also be necessary to determine the rights, obligations and payments claimed during and after the expiration of intellectual property license agreements we have entered with third parties. Such proceedings are unpredictable and are often protracted and expensive. Negative outcomes of such proceedings could hinder or prevent us from manufacturing and marketing our products, require us to seek a license for the infringed product or technology or result in the assessment of significant monetary damages against us that may exceed amounts, if any, accrued in our financial statements. A failure to obtain necessary licenses for an infringed product or technology could prevent us from manufacturing or selling our products. Furthermore, payments under any licenses that we are able to obtain could reduce our profits from the covered products and services. Any of these circumstances could result in financial, business or reputational harm to us or could cause a decline or volatility in our stock price.
Risks Related to Development, Clinical Testing and Regulation of Our Products and Product Candidates
Successful preclinical work or early stage clinical trials does not ensure success in later stage trials, regulatory approval or commercial viability of a product.
Positive results in a clinical trial may not be replicated in subsequent or confirmatory trials. Additionally, success in preclinical work or early stage clinical trials does not ensure that later stage or larger scale clinical trials will be successful or that regulatory approval will be obtained. Even if later stage clinical trials are successful, regulatory authorities may delay or decline approval of our product candidates. Regulatory authorities may disagree with our view of the data, require additional studies, disagree with our trial design or endpoints or not approve adequate reimbursement. Regulatory authorities may also fail to approve the facilities or processes used to manufacture a product candidate, our dosing or delivery methods or companion devices. Regulatory authorities may grant marketing approval that is more restricted than anticipated, including limiting indications to narrow patient populations and the imposition of safety monitoring, educational requirements, requiring confirmatory trials and risk evaluation and mitigation strategies. The occurrence of any of these events could result in significant costs and expense, have an adverse effect on our business, financial condition and results of operations and/or cause our stock price to decline or experience periods of volatility.
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
We have opened clinical trial sites and are enrolling patients in a number of countries where our experience is limited. In most cases, we use the services of third-parties to carry out our clinical trial related activities and rely on such parties to accurately report their results. Our reliance on third-parties for these activities may impact our ability to control the timing, conduct, expense and quality of our clinical trials. One CRO has responsibility for a substantial portion of our activities and reporting related to our clinical trials, adversely affect our expense associated with such trials and if such CRO does not adequately perform, many of our trials may be affected. We may need to replace our CROs, which may result in the delay of the affected trials or otherwise adversely affect our efforts to obtain regulatory approvals and commercialize our product candidates.
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
Our success is dependent upon our ability to attract and retain qualified management and other personnel in a highly competitive environment. Qualified individuals are in high demand, and we may incur significant costs to attract or retain them. We may face difficulty in attracting and retaining talent for a number of reasons, including management changes, the underperformance or discontinuation of one or more marketed or late stage programs, recruitment by competitors or changes in the overall labor market. In addition, changes in our organizational structure or in our flexible working arrangements could impact employees' productivity and morale as well as our ability to attract, retain and motivate employees. We cannot ensure that we will be able to hire or retain the personnel necessary for our operations or that the loss of any personnel will not have a material impact on our financial condition and results of operations.
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
We are increasing our presence in international markets, subjecting us to many risks that could adversely affect our business and revenue. There is no guarantee that our efforts and strategies to expand sales in international markets will succeed. Emerging market countries may be especially vulnerable to periods of global and local political, legal, regulatory and financial instability and may have a higher incidence of corruption and fraudulent business practices. Certain countries may require local clinical trial data as part of the drug registration process in addition to global clinical trials, which can add to overall drug development and registration timelines. We may also be required to increase our reliance on third-party agents or distributors and unfamiliar operations and arrangements previously utilized by companies we collaborate with or acquire in emerging markets.
Our sales and operations are subject to the risks of doing business internationally, including:
•the impact of public health epidemics, such as the COVID-19 pandemic, on the global economy and the delivery of healthcare treatments;
•less favorable intellectual property or other applicable laws;
•the inability to obtain necessary foreign regulatory approvals of products in a timely manner;
•limitations and additional pressures on our ability to obtain and maintain product pricing, reimbursement or receive price increases, including those resulting from governmental or regulatory requirements;
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
Although the Solothurn facility was approved by the FDA for ADUHELM and LEQEMBI, there can be no assurance that the regulatory authorities will approve the Solothurn facility for the manufacturing of other products.
The ongoing COVID-19 pandemic and other global health outbreaks may, directly or indirectly, adversely affect our business, results of operations and financial condition.
Our business has and could continue to be adversely affected, directly or indirectly, by the ongoing COVID-19 pandemic and other global health outbreaks.
We continue to monitor our operations and applicable government recommendations, and we have made modifications to our normal operations because of the COVID-19 pandemic and other global health outbreaks, including limiting travel and adopting flexible working arrangements. Customer-facing professionals interactions in healthcare settings have changed as a result of the COVID-19 pandemic and other global health outbreaks. This limits our ability to market our products and educate physicians, which, in turn, could have an adverse effect on our ability to compete in the marketing and sales of our products.
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
The COVID-19 pandemic and other global health outbreaks could affect the health and availability of our workforce as well as those of the third-parties we rely on. Furthermore, delays and disruptions experienced by our collaborators or other third-parties due to the COVID-19 pandemic and other global health outbreaks could adversely impact the ability of such parties to fulfill their obligations, which could affect product sales or the clinical development or regulatory approvals of product candidates under joint control.
Our ability to continue our existing clinical trials or to initiate new clinical trials has been and may continue to be adversely affected, directly or indirectly, by the COVID-19 pandemic and other global health outbreaks. Restrictions on travel and/or transport of clinical materials as well as diversion of hospital staff and resources to COVID-19 infected patients could disrupt trial operations and recruitment, possibly resulting in a slowdown in enrollment and/or deviations from or disruptions in key clinical trial activities, such as clinical trial site monitoring. These challenges may lead to difficulties in meeting protocol-specified procedures. We may need to make certain adjustments to the operation of clinical trials in an effort to minimize risks to trial data integrity during the COVID-19 pandemic and other global health outbreaks. In addition, the impact of the COVID-19 pandemic and other global health outbreaks on the operations of the FDA and other health authorities may delay potential approvals of our product candidates.
State and federal healthcare reform measures have been adopted in the past, and may be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our products or additional pricing pressures and have a financial impact on our business that we cannot predict.
While it is not possible at this time to estimate the entirety of the impact that the COVID-19 pandemic and other global health outbreaks will continue to have on our business, the broad impact of the pandemic on all business activities may materially and adversely affect our business, supply chain and distribution systems, results of operations and financial condition.
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
From time to time our Board of Directors authorizes share repurchase programs. The amount and timing of share repurchases are subject to capital availability and our determination that share repurchases are in the best interest of our shareholders and are in compliance with all respective laws and our applicable agreements. Our ability to repurchase shares will depend upon, among other factors, our cash balances and potential future capital requirements for strategic transactions, our results of operations, our financial condition and other factors beyond our control that we may deem relevant. Additionally, the recently enacted IRA includes an excise tax on share repurchases, which will increase the cost of share repurchases. A reduction in repurchases under, or the completion of, our share repurchase programs could have a negative effect on our stock price. We can provide no assurance that we will repurchase shares at favorable prices, if at all.
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
Our business and the business of several of our strategic partners involve the controlled use of hazardous materials, chemicals, biologics and radioactive compounds. Although we believe that our safety procedures for handling and disposing of such materials comply with state, federal and foreign standards, there will always be the risk of accidental contamination or injury. If we were to become liable for an accident, or if we were to suffer an extended facility shutdown, we could incur significant costs, damages and penalties that could harm our business. Manufacturing of our products and product candidates also requires permits from government agencies for water supply and wastewater discharge. If we do not obtain appropriate permits, including permits for sufficient quantities of water and wastewater, we could incur significant costs and limits on our manufacturing volumes that could harm our business. Additionally, regulators are considering new environmental disclosure rules. For example, the SEC has proposed amendments to its disclosure rules regarding climate-related disclosure requirements. These proposed regulations may impact the manner in which we operate.
ITEM  1B.     UNRESOLVED STAFF COMMENTS
None.
ITEM  2.     PROPERTIES
Below is a summary of our owned and leased properties as of December 31, 2022.
U.S.
Massachusetts
In Cambridge, MA we own approximately 263,000 square feet of real estate space, consisting of a building that houses a research laboratory and a cogeneration plant.
In addition, we lease a total of approximately 1,429,000 square feet in Massachusetts, which is summarized as follows:
•1,072,000 square feet in Cambridge, MA, which is comprised of offices for our corporate headquarters and other administrative and development functions and laboratories, of which 289,000 square feet is subleased by multiple companies for general office space, laboratories and manufacturing facilities; and
•357,000 square feet of office space in Weston, MA, of which 174,000 square feet is subleased through the remaining term of our lease agreement.
Our Massachusetts lease agreements expire at various dates through the year 2028.
125 Broadway Building Sale and Leaseback
In September 2022 we completed the sale of our building and land parcel located at 125 Broadway. In connection with this sale, we simultaneously leased back the building for a term of approximately 5.5 years, which resulted in the recognition of approximately $168.2 million in new lease liabilities and right-of-use assets recorded within our consolidated balance sheets as of December 31, 2022. The sale and immediate leaseback of this building qualified for sale and leaseback treatment and is classified as an operating lease. For additional information on our 125 Broadway sale and leaseback transaction, please read Note 11, Property, Plant and Equipment and Note 12, Leases, to our consolidated financial statements included in this report.
300 Binney Street Lease Modification
In September 2022 we entered into an agreement to partially terminate a portion of our lease located at 300 Binney Street, Cambridge, MA (300 Binney Street), as well as to reduce the lease term for the majority of the remaining space. The agreement was driven by our 2022 efforts to reduce costs by consolidating real estate locations. For additional information on our 300 Binney Street lease modification, please read Note 12, Leases, to our consolidated financial statements included in this report.
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
In addition, we lease approximately 65,000 square feet of warehouse space in Durham, NC. Our North Carolina lease agreements expire at various dates through the year 2025.
In March 2021 we announced our plans to build a new gene therapy manufacturing facility in RTP, NC to support our gene therapy pipeline across multiple therapeutic areas. The new manufacturing facility will be approximately 197,000 square feet and is expected to be operational by the end of 2023, with an estimated total investment of approximately $195.0 million. Construction for this new facility began during the fourth quarter of 2021.
International
Switzerland
In order to support our future growth and drug development pipeline, we are building a large-scale biologics manufacturing facility in Solothurn, Switzerland. Upon completion, this facility will include 393,000 square feet related to a large-scale biologics manufacturing facility, 290,000 square feet of warehouse, utilities and support space and 51,000 square feet of administrative space. In the second quarter of 2021 a portion of the facility received a GMP multi-product license from SWISSMEDIC. Solothurn has been approved for the manufacture of ADUHELM and LEQEMBI by the FDA. We estimate the second manufacturing suite at the Solothurn facility will be operational by the end of 2023.
Other International
We lease office space in Baar, Switzerland, our international headquarters; the U.K.; Germany; France; Japan; Canada and numerous other countries. Our international lease agreements expire at various dates through the year 2031.
ITEM  3.     LEGAL PROCEEDINGS
For a discussion of legal matters as of December 31, 2022, please read Note 21, Litigation, to our consolidated financial statements included in this report, which is incorporated into this item by reference.
ITEM  4.     MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market and Stockholder Information
Our common stock trades on The Nasdaq Global Select Market under the symbol “BIIB.” As of February 14, 2023, there were approximately 448 shareholders of record of our common stock.
Dividends
We have not paid cash dividends since our inception. While we historically have not paid cash dividends and do not have a current intention to pay cash dividends, we continually review our capital allocation strategies, including, among other things, payment of cash dividends, share repurchases and acquisitions.
Issuer Purchases of Equity Securities
The following table summarizes our common stock repurchase activity during the fourth quarter of 2022:

Period	Total Number of Shares Purchased (#)	Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Programs (#)	Approximate Dollar Value of Shares That May Yet Be Purchased Under Our Programs ($ in millions)
October 2022	—	$—	—	$2,050.0
November 2022	—	$—	—	$2,050.0
December 2022	—	$—	—	$2,050.0
Total(1)	—	$—

(1) There were no share repurchases during the fourth quarter of 2022.
In October 2020 our Board of Directors authorized a program to repurchase up to $5.0 billion of our common stock (2020 Share Repurchase Program). Our 2020 Share Repurchase Program does not have an expiration date. All share repurchases under our 2020 Share Repurchase Program will be retired. Under our 2020 Share Repurchase Program, we repurchased and retired approximately 3.6 million, 6.0 million and 1.6 million shares of our common stock at a cost of approximately $750.0 million, $1.8 billion and $400.0 million during the years ended December 31, 2022, 2021 and 2020, respectively. Approximately $2.1 billion remained available under our 2020 Share Repurchase Program as of December 31, 2022.
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
In March 2019 our Board of Directors authorized a program to repurchase up to $5.0 billion of our common stock (March 2019 Share Repurchase Program), which was completed as of March 31, 2020. All shares repurchased under our March 2019 Share Repurchase Program were retired. Under our March 2019 Share Repurchase Program, we repurchased and retired approximately 4.1 million shares of our common stock at a cost of approximately $1.3 billion during the year ended December 31, 2020.
In August 2022 the IRA was signed into law. Among other things, the IRA levies a 1.0% excise tax on net stock repurchases after December 31, 2022. Historically, we have made discretionary share repurchases.

Performance Graph
The performance graph below compares the five-year cumulative total stockholder return on our common stock, the Nasdaq Pharmaceutical Index, the S&P 500 Index and the Nasdaq Biotechnology Index. The performance graph below assumes the investment of $100.00 on December 31, 2017, in our common stock and each of the three indexes, with dividends being reinvested.
The stock price performance in the graph below is not necessarily indicative of future price performance.

$200
$175
$150
$125
$100
$75
$50
2017
2018
2019
2020
2021
2022
Biogen Inc.
Nasdaq Pharmaceutical Index
S&P 500 Index
Nasdaq Biotechnology Index

	2017	2018	2019	2020	2021	2022
Biogen Inc.	$100.00	$94.46	$93.14	$76.86	$75.31	$86.92
Nasdaq Pharmaceutical Index	$100.00	$107.95	$123.62	$136.62	$169.94	$189.23
S&P 500 Index	$100.00	$95.62	$125.72	$148.85	$191.58	$156.88
Nasdaq Biotechnology Index	$100.00	$91.14	$114.02	$144.15	$144.18	$129.59
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
For our discussion of the year ended December 31, 2021, compared to the year ended December 31, 2020, please read Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations located in our Annual Report on Form 10-K for the year ended December 31, 2021.
Executive Summary
Introduction
Biogen is a global biopharmaceutical company focused on discovering, developing and delivering innovative therapies for people living with serious and complex diseases worldwide. We have a broad portfolio of medicines to treat MS, have introduced the first approved treatment for SMA and co-developed two treatments to address a defining pathology of Alzheimer’s disease. We are focused on advancing our pipeline in neurology, neuropsychiatry, specialized immunology and rare diseases. We support our drug discovery and development efforts through internal research and development programs and external collaborations.
Our marketed products include TECFIDERA, VUMERITY, AVONEX, PLEGRIDY, TYSABRI and FAMPYRA for the treatment of MS; SPINRAZA for the treatment of SMA; ADUHELM for the treatment of Alzheimer's disease; and FUMADERM for the treatment of severe plaque psoriasis. We also collaborate with Eisai on the commercialization of LEQEMBI for the treatment of Alzheimer's disease, which was granted accelerated approval by the FDA in January 2023. We have certain business and financial rights with respect to RITUXAN for the treatment of non-Hodgkin's lymphoma, CLL and other conditions; RITUXAN HYCELA for the treatment of non-Hodgkin's lymphoma and CLL; GAZYVA for the treatment of CLL and follicular lymphoma; OCREVUS for the treatment of PPMS and RMS; LUNSUMIO (mosunetuzumab), which was granted accelerated approval in the U.S. during the fourth quarter of 2022 for the treatment of relapsed or refractory follicular lymphoma; glofitamab, an investigational bispecific antibody for the potential treatment of non-Hodgkin's lymphoma; and have the option to add other potential anti-CD20 therapies, pursuant to our collaboration arrangements with Genentech, a wholly-owned member of the Roche Group.
In addition to continuing to invest in new potential innovation in MS and SMA we are advancing our mid-to-late stage programs including zuranolone for MDD and PPD, BIIB080 for Alzheimer's disease, tofersen for ALS and both litifilimab and dapirolizumab pegol for certain forms of lupus.
We also commercialize biosimilars of advanced biologics including BENEPALI, an etanercept biosimilar referencing ENBREL, IMRALDI, an adalimumab biosimilar referencing HUMIRA, and FLIXABI, an infliximab biosimilar referencing REMICADE, in certain countries in Europe, as well as BYOOVIZ, a ranibizumab biosimilar referencing LUCENTIS, in the U.S. We continue to develop potential biosimilar products including BIIB800, a proposed tocilizumab biosimilar referencing ACTEMRA, and SB15, a proposed aflibercept biosimilar referencing EYLEA. In February 2023 we announced that we are exploring strategic options for our biosimilars business.
For additional information on our collaboration arrangements, please read Note 19, Collaborative and Other Relationships, to our consolidated financial statements included in this report.
We seek to ensure an uninterrupted supply of medicines to patients around the world. To that end, we continually review our manufacturing capacity, capabilities, processes and facilities. In order to support our future growth and drug development pipeline, we are expanding our large molecule production capacity by building a large-scale biologics manufacturing facility in Solothurn, Switzerland. In the second quarter of 2021 a portion of the facility received a GMP multi-product license from SWISSMEDIC. Solothurn has been approved for the manufacture of ADUHELM and LEQEMBI by the FDA. We estimate the second manufacturing suite at the Solothurn facility will be operational by the end of 2023. We believe that the Solothurn facility will support our anticipated near-term needs for the manufacturing of biologic assets. If we are unable to fully utilize our manufacturing facilities, due to lower than forecasted demand for our products, we will incur excess capacity charges which will have a negative effect on our financial condition and results of operations.
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
ADUHELM (aducanumab)
U.S.
In June 2021 the FDA granted accelerated approval of ADUHELM, which, until March of 2022, we had been collaborating on with Eisai, based on reduction in amyloid beta plaques observed in patients treated with ADUHELM. As part of the accelerated approval, we are required to conduct a confirmatory trial to verify the clinical benefit of ADUHELM in patients with Alzheimer’s disease. The FDA may withdraw approval if, among other things, the confirmatory trial fails to verify clinical benefit of ADUHELM, ADUHELM's benefit-risk is no longer positive or we fail to comply with the conditions of the accelerated approval.
In April 2022 the CMS released a final NCD for the class of anti-amyloid treatments in Alzheimer's disease, including ADUHELM. The final NCD confirmed coverage with evidence development, in which patients with Medicare can only access treatment if they are part of an approved clinical trial. This decision effectively resulted in denying all Medicare beneficiaries access to ADUHELM. We expect that this decision will reduce future demand for ADUHELM to a minimal level.
During the first quarter of 2022, as a result of the final NCD, we recorded approximately $275.0 million of charges associated with the write-off of inventory and purchase commitments in excess of forecasted demand related to ADUHELM. Additionally, for the year ended December 31, 2022, we recorded approximately $111.0 million of aggregate gross idle capacity charges related to ADUHELM. These charges were recorded in cost of sales within our consolidated statements of income for the year ended December 31, 2022.
We have recognized approximately $197.0 million related to Eisai's 45.0% share of inventory, idle capacity charges and contractual commitments in collaboration profit (loss) sharing within our consolidated statements of income for the year ended December 31, 2022.
Additionally, as a result of the final NCD we have substantially eliminated our commercial infrastructure supporting ADUHELM, retaining minimal resources to manage patient access programs, including a continued free drug program for patients currently on treatment in the U.S.
We expect to continue funding certain regulatory and research and development activities for ADUHELM, including the continuation of the EMBARK re-dosing study and the Phase 4 post-marketing requirement study, ENVISION. Additional actions regarding ADUHELM may be informed by upcoming data readouts expected for this class of antibodies, as well as further engagement with the FDA and CMS.
On March 14, 2022, we amended our ADUHELM Collaboration Agreement with Eisai. As of the amendment date, we have sole decision making and commercialization rights worldwide on ADUHELM, and beginning January 1, 2023, Eisai receives only a tiered royalty based on net sales of ADUHELM, and no longer participates in sharing ADUHELM's global profits and losses. Eisai's share of development, commercialization and manufacturing expense was limited to $335.0 million for the period from January 1, 2022 to December 31, 2022, which was achieved as of December 31, 2022. Once this limit was achieved, we became responsible for all ADUHELM related costs.
Rest of World
In October 2020 the EMA accepted for review the MAA for aducanumab and in December 2020 the Ministry of Health, Labor and Welfare (MHLW) accepted for review the Japanese NDA for aducanumab.
In December 2021 the CHMP of the EMA adopted a negative opinion on the MAA for aducanumab in Europe. We sought re-examination of the opinion by the CHMP. In April 2022 we announced our decision to withdraw our MAA for aducanumab in Europe.
TECFIDERA
Multiple TECFIDERA generic entrants are now in North America, Brazil and certain E.U. countries and have deeply discounted prices compared to TECFIDERA. The generic competition for TECFIDERA has significantly reduced our TECFIDERA revenue and we expect that TECFIDERA revenue will continue to decline in the future.
In the E.U., we are seeking to enforce a patent granted in June 2022 that relates to TECFIDERA and expires in 2028. In addition, we are litigating to affirm that TECFIDERA is entitled to regulatory data and market protection until at least February 2024. Our Company, the EMA and the EC have each appealed the May 2021 decision of the European General Court, which annulled the EMA's decision not to validate an application for approval of a TECFIDERA generic on the basis that the EMA and EC conducted the wrong assessment when determining TECFIDERA's entitlement to regulatory data and marketing protection. Our Company, the EMA and the EC have each appealed the General Court’s decision as wrongly decided and the appeal is pending. On October 6, 2022, the Advocate General of the CJEU issued a nonbinding advisory opinion in Biogen's favor. This opinion recommends that the CJEU set aside the judgment of the European General Court. We are awaiting the decision of the CJEU.
For additional information, please read Note 21, Litigation, to our consolidated financial statements included in this report and the discussion under Results of Operations - Product Revenue - Multiple Sclerosis (MS) - Fumarate below.
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
Geopolitical Tensions
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
The impact of the conflict on our operations and financial performance remains uncertain and will depend on future developments, including the severity and duration of the conflict, its impact on regional and global economic conditions and whether the conflict spreads or has effects on countries outside Ukraine and Russia. Revenue generated from sales in these regions represented less than 2.0% of total product revenue for the years ended December 31, 2022 and 2021.
We will continue to monitor the ongoing conflict between Russia and Ukraine and assess any potential impacts on our business, supply chain, partners or customers, as well as any factors that could have an adverse effect on our results of operations.
Factors such as the COVID-19 pandemic and other global health outbreaks, adverse weather events, geopolitical events, labor or raw material shortages and other supply chain disruptions could result in product shortages or other difficulties and delays or increased costs in manufacturing our products.
For additional information on the various risks posed by the COVID-19 pandemic and the conflict in Ukraine, please read Item 1A. Risk Factors, included in this report.

Inflation Reduction Act of 2022
In August 2022 the IRA was signed into law in the U.S. The IRA introduced new tax provisions, including a 15.0% corporate alternative minimum tax and a 1.0% excise tax on stock repurchases. The provisions of the IRA will be effective for periods after December 31, 2022. The enactment of the IRA did not result in any material adjustments to our income tax provision or net deferred tax assets as of December 31, 2022. We expect additional guidance and regulations to be issued in future periods and will continue to assess its potential impact on our business and results of operations as further information becomes available.
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
Financial Highlights
Diluted earnings per share attributable to Biogen Inc. were $20.87 for 2022, representing an increase of 100.7% as compared to $10.40 in the same period in 2021.
As described below under Results of Operations, our net income and diluted earnings per share attributable to Biogen Inc. for the year ended December 31, 2022, compared to the year ended December 31, 2021, reflects the following:
Revenue
•Total revenue was $10,173.4 million for 2022, representing an $808.3 million, or 7.4%, decrease compared to $10,981.7 million in 2021.
•Product revenue, net totaled $7,987.8 million for 2022, representing an $859.1 million, or 9.7%, decrease compared to $8,846.9 million in 2021. This decrease was primarily due to a $666.5 million, or 10.9%, decrease in MS product revenue, a $111.6 million, or 5.9%, decrease in SPINRAZA product revenue and an $80.0 million, or 9.6%, decrease in revenue from our biosimilar business.
◦The decrease in MS product revenue of $666.5 million, or 10.9%, from $6,096.7 million in 2021 to $5,430.2 million in 2022, was primarily due to a decrease in TECFIDERA demand as a result of multiple TECFIDERA generic entrants in North America, Brazil and certain E.U. countries, and a decrease in Interferon demand due to competition as patients transition to higher efficacy and oral MS therapies.
◦The decrease in SPINRAZA revenue of $111.6 million, or 5.9%, from $1,905.1 million in 2021 to $1,793.5 million in 2022, was primarily due to country mix, the unfavorable impact of foreign currency exchange and the timing of shipments, partially offset by an increase in sales volumes. The increase in sales volumes reflects growth in certain Asian markets, partially offset by a decrease in sales volumes from increased competition in certain established markets, particularly Germany and Japan.
◦The decrease in revenue from our biosimilar business of $80.0 million, or 9.6%, from $831.1 million in 2021 to $751.1 million in 2022, was primarily due to unfavorable pricing and the unfavorable impact of foreign currency exchange, partially offset by an increase in sales volumes.
•Revenue from anti-CD20 therapeutic programs totaled $1,700.5 million for 2022, representing a $42.0 million, or 2.5%, increase compared to $1,658.5 million in 2021. This increase was primarily due to a $144.6 million, or 14.6%, increase in royalty revenue on sales of OCREVUS, partially offset by a $103.4 million, or 18.0%, decrease in RITUXAN revenue. Sales of RITUXAN have been adversely affected by biosimilar competition.
•Other revenue totaled $485.1 million for 2022, representing a $8.8 million, or 1.8%, increase from $476.3 million in 2021.
Expense
•Total cost and expense was $6,581.6 million for 2022, representing a $2,654.9 million, or 28.7%, decrease compared to $9,236.5 million in 2021.

◦Research and development expense decreased $270.1 million, or 10.8%, from $2,501.2 million in 2021 to $2,231.1 million in 2022, primarily due to higher upfront payments in 2021. In 2021 we recorded approximately $285.0 million of upfront payments related to our collaborations with InnoCare, Ionis, Bio-Thera, Genentech, Capsigen Inc., and Ginkgo Bioworks, as compared to $28.5 million in 2022. In addition, $39.1 million of estimated clinical trial closeout costs and manufacturing commitments associated with BIIB111 (timrepigene emparvovec) and BIIB112 (cotoretigene toliparvovec) were recorded in 2021.
◦Amortization and impairment of acquired intangible assets decreased $515.4 million, or 58.5%, from $881.3 million in 2021 to $365.9 million in 2022, primarily due to higher impairment charges recorded in 2021. In 2021 we recorded $629.3 million of impairment charges, as compared to $119.6 million in 2022.
◦The decrease in cost and expense was also due to a pre-tax gain of $503.7 million recognized in 2022 related to the sale of one of our buildings.
◦Other (income) expense, net for 2022 reflected a pre-tax gain of $1.5 billion related to the sale of our 49.9% equity interest in Samsung Bioepis, partially offset by a pre-tax charge of $900.0 million, plus settlement fees and expenses, related to a litigation settlement agreement to resolve a qui tam litigation relating to conduct prior to 2015.
As described below under Financial Condition, Liquidity and Capital Resources:
•We generated $1,384.3 million of net cash flow from operations for 2022.
•Cash, cash equivalents and marketable securities totaled approximately $5,598.5 million as of December 31, 2022.
•We repurchased and retired approximately 3.6 million shares of our common stock at a cost of approximately $750.0 million during 2022 under our 2020 Share Repurchase Program. Approximately $2.1 billion remained available under our 2020 Share Repurchase Program as of December 31, 2022.
Developments in Key Collaborative Relationships
For additional information on our collaborative and other relationships discussed below, please read Note 19, Collaborative and Other Relationships, to our consolidated financial statements included in this report.
Eisai Collaboration Agreements
LEQEMBI (lecanemab) Collaboration Agreement
In January 2023 we and Eisai announced that the FDA granted accelerated approval of LEQEMBI, an anti-amyloid antibody for the treatment of Alzheimer's disease. Additionally, in January 2023 we and Eisai announced the completed submission of a supplemental BLA to the FDA for traditional approval of LEQEMBI.
In January 2023 the EMA accepted for review the MAA for lecanemab.
In January 2023 Eisai completed the submission of a MAA to the PMDA in Japan for lecanemab, and was granted Priority Review by the Japanese Ministry of Health, Labor and Welfare.
In December 2022 Eisai initiated a rolling submission of a BLA to the NMPA of China for the approval of lecanemab.
In March 2022 we extended our supply agreement with Eisai related to LEQEMBI from five years to ten years for the manufacture of LEQEMBI drug substance.
ADUHELM Collaboration Agreement
On March 14, 2022, we amended our ADUHELM Collaboration Agreement with Eisai. As of the amendment date, we have sole decision making and commercialization rights worldwide on ADUHELM, and beginning January 1, 2023, Eisai receives only a tiered royalty based on net sales of ADUHELM, and no longer participates in sharing ADUHELM's global profits and losses. Eisai's share of development, commercialization and manufacturing expense was limited to $335.0 million for the period from January 1, 2022 to December 31, 2022, which was achieved as of December 31, 2022. Once this limit was achieved, we became responsible for all ADUHELM related costs.
For additional information on our collaboration arrangements with Eisai, please read Note 19, Collaborative and Other Relationships, to our consolidated financial statements included in this report.

Zuranolone (BIIB125)
In June 2022 we and our collaboration partner Sage announced that the Phase 3 SKYLARK study of zuranolone, for the potential treatment of MDD and PPD, met its primary and all key secondary endpoints.
In December 2022 we and Sage completed the rolling submission of a NDA to the FDA for the approval of zuranolone for the potential treatment of MDD and PPD. This submission completes the NDA filing initiated earlier in 2022.
In February 2023 the FDA accepted the NDA and granted Priority Review for zuranolone, with a PDUFA action date of August 5, 2023.
For additional information on our collaboration arrangement with Sage, please read Note 19, Collaborative and Other Relationships, to our consolidated financial statements included in this report.
Genentech
LUNSUMIO (mosunetuzumab)
In January 2022 we exercised our option with Genentech to participate in the joint development and commercialization of LUNSUMIO (mosunetuzumab), a bispecific antibody for the treatment of relapsed or refractory follicular lymphoma. In connection with this exercise, we recorded a $30.0 million option exercise fee payable to Genentech in December 2021.
In December 2022 Genentech announced that the FDA granted accelerated approval of LUNSUMIO, which was also approved by the EC in June 2022.
Glofitamab
In December 2022 we reached an agreement with Genentech related to the commercialization and sharing of economics for glofitamab, an investigational T-cell engaging bispecific antibody targeting CD20 and CD3 for the potential treatment of B-cell non-Hodgkin's lymphoma.
For additional information on our collaboration arrangements with Genentech, please read Note 19, Collaborative and Other Relationships, to our consolidated financial statements included in this report.
Other Collaborative Relationships
Alcyone Therapeutics
In December 2022 we entered into a license and collaboration agreement with Alcyone to jointly develop the ThecaFlex DRx™ System, an implantable medical device intended for subcutaneous delivery of ASO therapies with a goal of improving the patient treatment experience and accessibility for people suffering from neurological disorders, such as SMA and ALS. Under the terms of this collaboration, we and Alcyone will jointly develop the ThecaFlex DRx™ System and Alcyone will be solely responsible for its manufacture and commercialization. In connection with this transaction, we made an upfront payment of $10.0 million to Alcyone.
Other Key Developments
Tofersen (BIIB067)
In July 2022 we announced that the FDA accepted the NDA and granted Priority Review for tofersen, an investigational antisense drug being evaluated for people with SOD1 ALS, which currently has a PDUFA action date of April 25, 2023. In December 2022 the EMA accepted for review the MAA for tofersen.
BIIB800 (referencing ACTEMRA)
In September 2022 we and our collaboration partner Bio-Thera announced that the EMA accepted for review the MAA for BIIB800, a proposed tocilizumab biosimilar referencing ACTEMRA, an anti-interleukin-6 receptor monoclonal antibody, for the treatment of severe, active and progressive rheumatoid arthritis. In December 2022 the FDA accepted for review the abbreviated BLA for BIIB800.
BIIB122 (DNL151)
In October 2022 we and our collaboration partner Denali announced the initiation of the Phase 3 LIGHTHOUSE study of BIIB122 for the potential treatment of Parkinson's disease.
For additional information on our collaboration arrangement with Denali, please read Note 19, Collaborative and Other Relationships, to our consolidated financial statements included in this report.
Corporate Matters
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
As part of this transaction, we are also eligible to receive up to an additional $50.0 million upon the achievement of certain commercial milestones. Our policy for contingent payments of this nature is to recognize the payments in the period that they become realizable, which is generally the same period in which the payments are earned.

For additional information on the sale of our equity interest in Samsung Bioepis, please read Note 3, Dispositions, to our consolidated financial statements included in this report.
2022 Cost Saving Initiatives
In December 2021 and May 2022 we announced our plans to implement a series of cost-reduction measures that when completed we expect may yield approximately $1.0 billion in expense savings. These savings are being achieved through a number of initiatives, including reductions to our workforce, the substantial elimination of our commercial ADUHELM infrastructure, the consolidation of certain real estate locations and operating efficiency gains across our selling, general and administrative and research and development functions.
Under these initiatives, we estimate we will incur total restructuring charges of approximately $131.0 million, primarily related to severance. These amounts were substantially incurred during 2022. As of December 31, 2022, approximately $35.9 million remained in our restructuring reserve and payments are expected to be made through 2026.
For additional information on our 2022 cost saving initiatives, please read Note 4, Restructuring, to our consolidated financial statements included in this report.
Senior Note Redemption
In July 2022 we redeemed our 3.625% Senior Notes totaling $1.0 billion in aggregate principal amount prior to their maturity on September 15, 2022.
For additional information on the redemption of our Senior Notes, please read Note 13, Indebtedness, to our consolidated financial statements included in this report.
125 Broadway Sale and Leaseback Transaction
In September 2022 we completed the sale of our building and land parcel located at 125 Broadway for an aggregate sales price of approximately $603.0 million, which is inclusive of a $10.8 million tenant allowance. Simultaneously, with the close of this transaction we leased back the building for a term of approximately 5.5 years.
For additional information on our 125 Broadway sale and leaseback transaction, please read Note 11, Property, Plant and Equipment and Note 12, Leases, to our consolidated financial statements included in this report.
RESULTS OF OPERATIONS
Revenue
Revenue is summarized as follows:

	For the Years Ended December 31,			% Change		$ Change
				2022 vs. 2021	2021 vs. 2020	2022 vs. 2021	2021 vs. 2020
(In millions, except percentages)	2022	2021	2020
Product revenue, net:
United States	$3,469.3	$3,805.7	$5,900.1	(8.8)%	(35.5)%	$(336.4)	$(2,094.4)
Rest of world	4,518.5	5,041.2	4,792.1	(10.4)	5.2	(522.7)	249.1
Total product revenue, net	7,987.8	8,846.9	10,692.2	(9.7)	(17.3)	(859.1)	(1,845.3)
Revenue from anti-CD20 therapeutic programs	1,700.5	1,658.5	1,977.8	2.5	(16.1)	42.0	(319.3)
Other revenue	485.1	476.3	774.6	1.8	(38.5)	8.8	(298.3)
Total revenue	$10,173.4	$10,981.7	$13,444.6	(7.4)%	(18.3)%	$(808.3)	$(2,462.9)

Product Revenue
Product revenue is summarized as follows:

	For the Years Ended December 31,			% Change		$ Change
				2022 vs. 2021	2021 vs. 2020	2022 vs. 2021	2021 vs. 2020
(In millions, except percentages)	2022	2021	2020
Multiple Sclerosis (MS):
TECFIDERA	$1,443.9	$1,951.9	$3,841.1	(26.0)%	(49.2)%	$(508.0)	$(1,889.2)
VUMERITY(1)	553.4	410.4	64.3	34.8	538.3	143.0	346.1
Total Fumarate	1,997.3	2,362.3	3,905.4	(15.5)	(39.5)	(365.0)	(1,543.1)
AVONEX	973.5	1,208.7	1,491.9	(19.5)	(19.0)	(235.2)	(283.2)
PLEGRIDY	331.9	357.4	385.6	(7.1)	(7.3)	(25.5)	(28.2)
Total Interferon	1,305.4	1,566.1	1,877.5	(16.6)	(16.6)	(260.7)	(311.4)
TYSABRI	2,030.9	2,063.1	1,946.1	(1.6)	6.0	(32.2)	117.0
FAMPYRA	96.6	105.2	103.1	(8.2)	2.0	(8.6)	2.1
Subtotal: MS	5,430.2	6,096.7	7,832.1	(10.9)	(22.2)	(666.5)	(1,735.4)

Spinal Muscular Atrophy:
SPINRAZA	1,793.5	1,905.1	2,052.1	(5.9)	(7.2)	(111.6)	(147.0)

Biosimilars:
BENEPALI	441.0	498.3	481.6	(11.5)	3.5	(57.3)	16.7
IMRALDI	224.5	233.4	216.3	(3.8)	7.9	(8.9)	17.1
FLIXABI	81.3	99.4	97.9	(18.2)	1.5	(18.1)	1.5
BYOOVIZ(2)	4.3	—	—	nm	—	4.3	—
Subtotal: Biosimilars	751.1	831.1	795.8	(9.6)	4.4	(80.0)	35.3

Other:
FUMADERM	8.2	11.0	12.2	(25.5)	(9.8)	(2.8)	(1.2)
ADUHELM	4.8	3.0	—	60.0	nm	1.8	3.0
Total product revenue, net	$7,987.8	$8,846.9	$10,692.2	(9.7)%	(17.3)%	$(859.1)	$(1,845.3)

(1) VUMERITY became commercially available in the E.U. during the fourth quarter of 2021.
(2) BYOOVIZ launched in the U.S. in June 2022 and became commercially available during the third quarter of 2022.
nm Not meaningful

Multiple Sclerosis (MS)
Fumarate

For the Years Ended December 31,
2022, 2021 and 2020
(In millions)
$1,997.3
$32.1
$1,026.2
$521.3
$417.7
$2,362.3
$1.5
$1,271.3
$408.9
$680.6
$3,905.4
$—
$1,163.4
$64.3
$2,677.7
2022
2021
2020
TECFIDERA - United States
VUMERITY - United States
TECFIDERA - Rest of world
VUMERITY - Rest of world

Fumarate revenue includes sales from TECFIDERA and VUMERITY. During the fourth quarter of 2021 VUMERITY was approved for the treatment of RRMS in the E.U., Switzerland and the U.K.
For 2022 compared to 2021, the 13.8% decrease in U.S. Fumarate revenue was primarily due to a decrease in TECFIDERA demand as a result of multiple TECFIDERA generic entrants in the U.S. market, partially offset by net price increases in TECFIDERA driven by lower pharmacy rebates, managed care rebates and co-pay assistance as well as an increase in VUMERITY sales volumes.
For 2022 compared to 2021, the 16.9% decrease in rest of world Fumarate revenue was primarily due to TECFIDERA pricing reductions and a decrease in TECFIDERA demand as multiple TECFIDERA generic entrants entered into markets such as Germany and Canada. The decrease was also driven by the unfavorable impact of foreign currency exchange, partially offset by an increase in VUMERITY sales volumes.
In the E.U., we are seeking to enforce a patent granted in June 2022 that relates to TECFIDERA and expires in 2028. In addition, we are litigating to affirm that TECFIDERA is entitled to regulatory data and market protection until at least February 2024. Our Company, the EMA and the EC have each appealed the May 2021 decision of the European General Court, which annulled the EMA's decision not to validate an application for approval of a TECFIDERA generic on the basis that the EMA and EC conducted the wrong assessment when determining TECFIDERA's entitlement to regulatory data and marketing protection. Our Company, the EMA and the EC have each appealed the General Court’s decision as wrongly decided and the appeal is pending. On October 6, 2022, the Advocate General of the CJEU issued a nonbinding advisory opinion in Biogen's favor. This opinion recommends that the CJEU set aside the judgment of the European General Court. We are awaiting the decision of the CJEU.
For additional information, please read Note 21, Litigation, to our consolidated financial statements included in this report.
We expect that TECFIDERA revenue will continue to decline in 2023, compared to 2022, as a result of generic competition in the North America, Latin America and certain E.U. countries.
We expect an increase in VUMERITY sales volumes in 2023, compared to 2022, mostly due to demand growth in the U.S. and select European markets. We believe that we have resolved previously reported manufacturing issues at our contract manufacturer. In addition, we are in the process of securing regulatory approval for a secondary source of supply. We do not anticipate a supply shortage in 2023 and are currently focused on rebuilding adequate inventory~~.~~

Interferon

$1,877.5
$195.5
$1,566.1
$408.5
$204.5
$1,305.4
$183.5
$378.5
$190.1
(In millions)
$324.3
$152.9
$148.4
$1,083.4
$830.2
$649.2
2022
2021
2020
AVONEX - United States
PLEGRIDY - United States
AVONEX - Rest of world
PLEGRIDY - Rest of world

For 2022 compared to 2021, the 18.9% decrease in U.S. Interferon revenue was primarily due to a decrease in Interferon sales volumes of 15.5%. The net decline in sales volumes reflects the continued decline of the Interferon market as patients transition to higher efficacy and oral MS therapies.
For 2022 compared to 2021, the 12.9% decrease in rest of world Interferon revenue was primarily due to a decrease in Interferon sales volumes of 6.0% resulting from the continued decline of the Interferon market as patients transition to higher efficacy and oral MS therapies, as well as the unfavorable impact of foreign currency exchange.
We expect that Interferon revenue will continue to decline in both the U.S. and rest of world markets in 2023, compared to 2022, as a result of increasing competition from other MS products.
TYSABRI
For 2022 compared to 2021, U.S. TYSABRI revenue was relatively flat, with a modest decrease in sales volumes, partially offset by an increase in pricing, net of higher discounts and allowances.
For 2022 compared to 2021, rest of world TYSABRI revenue was relatively flat, with a modest decrease in pricing and the unfavorable impact of foreign currency exchange, partially offset by an increase in sales volumes.
We anticipate TYSABRI revenue to be relatively flat on a global basis in 2023, compared to 2022, despite increasing competition from additional treatments for MS. We expect to continue to face price reductions in certain European markets. We are also aware of a potential biosimilar entrant of TYSABRI that may enter the U.S. and European markets as early as 2023.

Spinal Muscular Atrophy
SPINRAZA
For 2022 compared to 2021, U.S. SPINRAZA revenue was relatively flat, with a modest increase in sales volumes of 3.7%, resulting from the timing of shipments, partially offset by higher discounts and allowances.
For 2022 compared to 2021, the 9.4% decrease in rest of world SPINRAZA revenue was primarily due to country mix, the unfavorable impact of foreign currency exchange and the timing of shipments, partially offset by an increase in sales volumes. The increase in sales volumes reflects growth in certain Asian markets, partially offset by a decrease in sales volumes from increased competition in certain established markets, particularly Germany and Japan.
Despite competition from a gene therapy product and an oral product, we anticipate SPINRAZA revenue to be relatively flat in 2023, compared to 2022. Moderate growth in the U.S. as well as continued access expansion in emerging markets is expected to offset increased competition and the impact of loading dose dynamics.
For additional information on our collaboration arrangements with Ionis, please read Note 19, Collaborative and Other Relationships, to our consolidated financial statements included in this report.
Biosimilars
BENEPALI, IMRALDI, FLIXABI and BYOOVIZ

For the Years Ended December 31,
2022, 2021 and 2020
(In millions)
$751.1
$4.3
$81.3
$224.5
$441.0
$831.1
$99.4
$233.4
$498.3
$795.8
$97.9
$216.3
$481.6
2022
2021
2020
BENEPALI
IMRALDI
FLIXABI
BYOOVIZ

During the third quarter of 2021 BYOOVIZ, a ranibizumab biosimilar referencing LUCENTIS, was approved in the U.S., the E.U and the U.K. BYOOVIZ launched in the U.S. in June 2022 and became commercially available in July 2022 through major distributors in the U.S.
For 2022 compared to 2021, the 9.6% decrease in biosimilar revenue was primarily due to unfavorable pricing and the unfavorable impact of foreign currency exchange, partially offset by an increase in sales volumes.
We anticipate modest growth in revenue from our biosimilars business in 2023, compared to 2022, driven by the continued launch of BYOOVIZ in the U.S. and rest of world, offset in part by continued price reductions in certain markets.
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
Revenue from Anti-CD20 Therapeutic Programs
Genentech (Roche Group)
Our share of RITUXAN, including RITUXAN HYCELA, and GAZYVA collaboration operating profits in the U.S., royalty revenue on sales of OCREVUS and other revenue from anti-CD20 therapeutic programs are summarized in the table below. For purposes of this discussion, we refer to RITUXAN and RITUXAN HYCELA collectively as RITUXAN.
Biogen’s Share of Pre-tax Profits in the U.S. for RITUXAN and GAZYVA
The following table provides a summary of amounts comprising our share of pre-tax profits in the U.S. for RITUXAN and GAZYVA:

	For the Years Ended December 31,
(In millions)	2022	2021	2020
Product revenue, net	$1,729.2	$2,032.0	$3,334.1
Cost and expense	253.6	291.8	433.0
Pre-tax profits in the U.S.	$1,475.6	$1,740.2	$2,901.1
Biogen's share of pre-tax profits	$547.0	$647.7	$1,080.2
For 2022 compared to 2021, the decrease in U.S. product revenue, net was primarily due to a decrease in sales volumes of RITUXAN in the U.S. of
28.4%, primarily due to the onset of competition from multiple biosimilar products.
For 2022 compared to 2021, the decrease in collaboration costs and expense was primarily due to lower cost of sales, selling and marketing expense, distribution costs and other costs and expense related to RITUXAN.
We are aware of several other anti-CD20 molecules, including biosimilar products, that have been approved and are competing with RITUXAN and GAZYVA in the oncology and other markets. Biosimilar products referencing RITUXAN have launched in the U.S and are being offered at lower prices. This competition has had a significant adverse impact on the pre-tax profits of our collaboration arrangements with Genentech, as the sales of RITUXAN have decreased substantially compared to prior periods. We expect that biosimilar competition will continue to increase as these products capture additional market share and that this will have a significant adverse impact on our co-promotion profits in the U.S. in future years.
Royalty Revenue on Sales of OCREVUS
For 2022 compared to 2021, the increase in royalty revenue on sales of OCREVUS was primarily due to sales growth of OCREVUS in the U.S.
OCREVUS royalty revenue is based on our estimates from third party and market research data of OCREVUS sales occurring during the corresponding period. Differences between actual and estimated royalty revenue will be adjusted for in the period in which they become known, which is generally expected to be the following quarter.
Other Revenue from Anti-CD20 Therapeutic Programs
Other revenue from anti-CD20 therapeutic programs consists of our share of pre-tax co-promotion profits from RITUXAN in Canada.
In December 2022 the FDA approved LUNSUMIO, a bispecific antibody for the treatment of relapsed or refractory follicular lymphoma. Our share of pre-tax profits and losses on LUNSUMIO will be included as a component of revenue from anti-CD20 therapeutic programs in our consolidated statements of income. For the year ended December 31, 2022, LUNSUMIO revenue was immaterial.
For additional information on our collaboration arrangements with Genentech, including information regarding the pre-tax profit-sharing formula and its impact on future revenue from anti-CD20 therapeutic programs, please read Note 19, Collaborative and Other Relationships, to our consolidated financial statements included in this report.

Other Revenue
Other revenue consists of royalty revenue and contract manufacturing and other revenue and is summarized as follows:
Royalty Revenue and Contract Manufacturing and Other Revenue

(In millions)
$774.6
$485.1
$476.3
$719.1
$417.7
$427.7
$67.4
$48.6
$55.5
2022
2021
2020
Royalty
Contract manufacturing and other

Contract Manufacturing and Other Revenue
We record contract manufacturing and other revenue primarily from amounts earned under contract manufacturing agreements.
For 2022 compared to 2021, the decrease in contract manufacturing and other revenue was primarily due to lower contract manufacturing revenue related to the timing of batch releases.
Royalty Revenue
We receive royalties from net sales on products related to patents that we have out-licensed, as well as royalty revenue on biosimilar products from our collaboration arrangements with Samsung Bioepis.
For additional information on our collaborative arrangements with Samsung Bioepis, please read Note 19, Collaborative and Other Relationships, to our consolidated financial statements included in this report.
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
Reserves for discounts, contractual adjustments and returns that reduced gross product revenue are summarized as follows:

For the years ended December 31, 2022, 2021 and 2020, reserves for discounts and allowances as a percentage of gross product revenue were 30.1%, 28.6% and 27.1%, respectively.
Discounts
Discounts include trade term discounts and wholesaler incentives.
For 2022 compared to 2021, the decrease in discounts was primarily due to a decrease in gross sales, driven by lower TECFIDERA sales, offset by higher purchase discounts for TYSABRI.
Contractual Adjustments
Contractual adjustments primarily relate to Medicaid and managed care rebates in the U.S., pharmacy rebates, co-payment (copay) assistance, Veterans Administration, 340B discounts, specialty pharmacy program fees and other government rebates or applicable allowances.
For 2022 compared to 2021, the decrease in contractual adjustments was primarily driven by lower
TECFIDERA sales in the U.S., resulting in lower pharmacy rebates, Medicaid rebates and managed care rebates, as well as lower Medicaid rebates in the U.S. driven by a favorable change in estimates for VUMERITY.
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
For 2022 compared to 2021, return reserves were relatively consistent.
For additional information on our revenue reserves, please read Note 5, Revenue, to our consolidated financial statements included in this report.
Cost and Expense
A summary of total cost and expense is as follows:

	For the Years Ended December 31,			% Change		$ Change
				2022 vs. 2021	2021 vs. 2020	2022 vs. 2021	2021 vs. 2020
(In millions, except percentages)	2022	2021	2020
Cost of sales, excluding amortization and impairment of acquired intangible assets	$2,278.3	$2,109.7	$1,805.2	8.0%	16.9%	$168.6	$304.5
Research and development	2,231.1	2,501.2	3,990.9	(10.8)	(37.3)	(270.1)	(1,489.7)
Selling, general and administrative	2,403.6	2,674.3	2,504.5	(10.1)	6.8	(270.7)	169.8
Amortization and impairment of acquired intangible assets	365.9	881.3	464.8	(58.5)	89.6	(515.4)	416.5
Collaboration profit (loss) sharing	(7.4)	7.2	232.9	(202.8)	(96.9)	(14.6)	(225.7)
(Gain) loss on divestiture of Hillerød, Denmark manufacturing operations	—	—	(92.5)	—	nm	—	92.5
(Gain) loss on fair value remeasurement of contingent consideration	(209.1)	(50.7)	(86.3)	312.4	(41.3)	(158.4)	35.6
Acquired in-process research and development	—	18.0	75.0	(100.0)	(76.0)	(18.0)	(57.0)
Restructuring charges	131.1	—	—	nm	—	131.1	—
Gain on sale of building	(503.7)	—	—	nm	—	(503.7)	—
Other (income) expense, net	(108.2)	1,095.5	(497.4)	(109.9)	(320.2)	(1,203.7)	1,592.9
Total cost and expense	$6,581.6	$9,236.5	$8,397.1	(28.7)%	10.0%	$(2,654.9)	$839.4

nm Not meaningful

Cost of Sales, Excluding Amortization and Impairment of Acquired Intangible Assets

For the Years Ended December 31,
2022, 2021 and 2020
(In millions)
$2,278.3
$773.5
$1,504.8
$2,109.7
$828.5
$1,281.2
$1,805.2
$781.8
$1,023.4
2022
2021
2020
Product
Royalty

Cost of sales, as a percentage of total revenue, were 22.4%, 19.2% and 13.4% for the years ended December 31, 2022, 2021 and 2020, respectively.
Product Cost of Sales
For 2022 compared to 2021, the increase in product cost of sales was primarily due to higher charges in 2022 associated with the write-off of excess ADUHELM inventory and purchase commitments, higher gross idle capacity charges associated with our manufacturing facilities and increased product cost of sales driven by product mix.
Inventory amounts written down as a result of excess, obsolescence or unmarketability totaled $336.2 million, $167.6 million and $26.6 million for the years ended December 31, 2022, 2021 and 2020, respectively.
For the years ended December 31, 2022 and 2021, we recorded approximately $286.0 million and $170.0 million, respectively, of charges associated with the write-off of ADUHELM inventory and purchase commitments in excess of forecasted demand.
For the years ended December 31, 2022 and 2021, we recorded approximately $119.0 million and $48.0 million, respectively, of aggregate gross idle capacity charges.
We have also recognized approximately $197.0 million and $99.0 million related to Eisai's 45.0% share of inventory, idle capacity charges and contractual commitments, which was recorded in collaboration profit (loss) sharing within our consolidated statements of income for the years ended December 31, 2022 and 2021, respectively.
For additional information on our collaboration arrangements with Eisai, please read Note 19, Collaborative and Other Relationships, to our consolidated financial statements included in this report.
Royalty Cost of Sales
For 2022 compared to 2021, the decrease in royalty cost of sales was primarily due to lower royalties payable on lower sales of SPINRAZA, TYSABRI and AVONEX, partially offset by higher royalties payable on higher sales of VUMERITY.
Research and Development

(In millions, except percentages)
$2,231.1
$2,501.2
$3,990.9
21.9%
22.8%
29.7%
2022
2021
2020
Research and development expense
Research and development expense as a percentage of total revenue

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
For 2022 compared to 2021, the decrease in research and development expense was primarily due to higher milestone payments in 2021, partially offset by the advancement of BIIB059 (anti-BDCA2) for the potential treatment of SLE and CLE, the development of LUNSUMIO, a a bispecific antibody for the treatment of relapsed or refractory follicular lymphoma, the development of BIIB124 (SAGE-324) for the potential treatment of essential tremor, which we are developing in collaboration with Sage, the development of BIIB122 (DNL151) for the potential treatment of Parkinson's disease, which we are developing in collaboration with Denali, and the development of BIIB800, a proposed tocilizumab biosimilar referencing ACTEMRA.
Excluding upfront payments, we expect our core research and development expense to modestly increase in 2023, as we continue to invest in our pipeline. We intend to continue committing significant resources to targeted research and development opportunities where there is a significant unmet need and where a drug candidate has the potential to be highly differentiated.
Milestone and Upfront Expense
Research and development expense for 2022 includes:
•$37.0 million in charges to research and development expense in connection with milestone payments to Ionis;
•$15.0 million charge to research and development expense in connection with the upfront payment associated with entering into our collaboration with Alectos in the second quarter of 2022; and
•$10.0 million charge to research and development expense in connection with the upfront payment associated with entering into our collaboration with Alcyone in the fourth quarter of 2022.
Research and development expense for 2021 includes:
•$125.0 million charge to research and development expense in connection with the upfront payment associated with entering into our collaboration with InnoCare in the third quarter of 2021;
•$60.0 million charge to research and development expense upon the exercise of our option under our collaboration agreement with Ionis to develop and commercialize BIIB115, an investigational ASO in development for SMA;
•$30.0 million charge to research and development expense related to the option exercise fee payable to Genentech to jointly develop and commercialize LUNSUMIO; and
•$30.0 million charge to research and development expense in connection with the upfront payment associated with entering into a commercialization and license agreement with Bio-Thera to develop, manufacture and commercialize BIIB800.
The upfront payments associated with these collaborations are classified as research and development expense as the programs they relate to had not achieved regulatory approval as of the payment date.
For additional information about these collaboration arrangements, please read Note 19, Collaborative and Other Relationships, to our consolidated financial statements included in this report.
Early Stage Programs
For 2022 compared to 2021, the decrease in spending related to our early stage programs was primarily due to a decrease in costs associated with:
•the discontinuation of cinpanemab (BIIB054) in Parkinson's disease;
•the discontinuation of gosuranemab (BIIB092) in Alzheimer's disease;
•the discontinuation of cotoretigene toliparvovec (BIIB112) in X-linked retinitis pigmentosa;
•the advancement of litifilimab (BIIB059) for the potential treatment of SLE into late stage;
•the advancement of BIIB122 for the potential treatment of Parkinson's disease into late stage;
•the discontinuation of vixotrigine (BIIB074) in TGN and DPN; and
•the discontinuation of BIIB078 for the potential treatment of Alzheimer's disease.
The decrease was partially offset by an increase in costs associated with:
•an increase in spending in the development of BIIB124 for the potential treatment of essential tremor;
•an increase in spending in the development of litifilimab (BIIB059) for the potential treatment of CLE;
•an increase in spending in the development of BIIB113 for the potential treatment of Alzheimer's disease;
•an increase in spending in the development of BIIB131 for the potential treatment of acute ischemic stroke; and
•an increase in spending in the development of BIIB121 for the potential treatment of Angelman syndrome.
Late Stage Programs
For 2022 compared to 2021, the decrease in spending associated with our late stage programs was primarily due to a decrease in costs associated with:
•the advancement of ADUHELM from late stage to marketed upon the accelerated approval of ADUHELM in the U.S.; and
•the discontinuation of BIIB111 in choroideremia.
The decrease was partially offset by an increase in costs associated with:
•the advancement of litifilimab (BIIB059) for the potential treatment of SLE into late stage;
•the advancement of BIIB122 for the potential treatment of Parkinson's disease into late stage; and
•the advancement of BIIB800, a proposed tocilizumab biosimilar referencing ACTEMRA, into late stage.
Marketed Programs
For 2022 compared to 2021, the increase in spending associated with our marketed programs was primarily due to an increase in costs associated with:
•the advancement of ADUHELM from late stage to marketed upon the accelerated approval of ADUHELM in the U.S.; and
•the advancement of LUNSUMIO from late stage to marketed upon the accelerated approval of LUNSUMIO in the U.S.

Other Research and Development
In March 2019 Eisai initiated a global Phase 3 trial for the development of LEQEMBI in early Alzheimer's disease. Under our collaboration arrangement, Eisai serves as the lead of LEQEMBI development and regulatory submissions globally with both companies co-commercializing and co-promoting the product, and Eisai having final decision-making authority. All costs, including research, development, sales and marketing expense, are shared equally between us and Eisai. In January 2023 the FDA granted accelerated approval of LEQEMBI. Additionally, in January 2023 Eisai completed the submission of a supplemental BLA to the FDA for approval under the traditional pathway for LEQEMBI.
As of December 31, 2022, we had approximately $89.8 million of work-in-process inventory related to LEQEMBI.
For additional information on our collaboration arrangements with Eisai, please read Note 19, Collaborative and Other Relationships, to our consolidated financial statements included in this report.
Selling, General and Administrative
For 2022 compared to 2021, the decrease in selling, general and administrative expense was primarily due to cost-reduction measures realized during 2022.
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
We expect selling, general and administrative costs to continue to decline in 2023 due to the implementation of our cost saving initiatives during 2022, which include the substantial elimination of our commercial infrastructure supporting ADUHELM as well as other cost-reduction measures.
Amortization and Impairment of Acquired Intangible Assets
Our amortization expense is based on the economic consumption and impairment of intangible assets. Our most significant amortizable intangible assets are related to our TYSABRI, AVONEX, SPINRAZA, VUMERITY and TECFIDERA (rest of world) products and other programs acquired through business combinations.
For 2022 compared to 2021, the decrease in amortization and impairment of acquired intangible assets was primarily due to higher impairment charges in 2021 of approximately $629.3 million, compared to impairment charges of approximately $119.6 million in 2022.
For the year ended December 31, 2022, amortization and impairment of acquired intangible assets reflects the impact of a $119.6 million impairment charge related to vixotrigine for the potential treatment of DPN.
For the year ended December 31, 2021, amortization and impairment of acquired intangible assets reflects the impact of a $365.0 million impairment charge related to BIIB111, a $220.0 million impairment charge related to BIIB112 and a $44.3 million impairment charge related to vixotrigine for the potential treatment of TGN.

Amortization of acquired intangible assets, excluding impairment charges, totaled $246.3 million, $252.0 million and $255.1 million for the years ended December 31, 2022, 2021 and 2020, respectively.
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
Vixotrigine
In the periods following our acquisition of vixotrigine, there were numerous delays in the initiation of Phase 3 studies for the potential treatment of TGN and for the potential treatment of DPN, another form of neuropathic pain. We engaged with the FDA regarding the design of the potential Phase 3 studies of vixotrigine for the potential treatment of TGN and DPN and performed an additional clinical trial of vixotrigine, which was completed during 2022.
The performance of this additional clinical trial delayed the initiation of the Phase 3 studies of vixotrigine for the potential treatment of TGN, and, as a result, we recognized an impairment charge of $44.3 million related to vixotrigine for the potential treatment of TGN during the first quarter of 2021.
During the fourth quarter of 2022 we discontinued further development of vixotrigine based on regulatory, development and commercialization challenges. For the year ended December 31, 2022, we recognized an impairment charge of approximately $119.6 million related to vixotrigine for the potential treatment of DPN, reducing the remaining book value of this IPR&D intangible asset to zero. We also adjusted the value of our contingent consideration obligations related to this asset resulting in a pre-tax gain of approximately $209.1 million, which was recognized in (gain) loss on fair value remeasurement of contingent consideration within our consolidated statements of income.
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
In addition, as a result of our decision to suspend further development of BIIB111 and BIIB112, we recorded charges of approximately $39.1 million during the third quarter of 2021 related to our manufacturing arrangements and other costs that we expect to incur as a result of suspending these programs. These charges were recognized in research and development expense in our consolidated statements of income for the year ended December 31, 2021.

For additional information on the amortization and impairment of our acquired intangible assets, please read Note 7, Intangible Assets and Goodwill, to our consolidated financial statements included in this report.
Collaboration Profit (Loss) Sharing
Collaboration profit (loss) sharing primarily includes Samsung Bioepis' 50.0% share of the profit or loss related to our biosimilars 2013 commercial agreement with Samsung Bioepis and, beginning in the second quarter of 2021, Eisai's 45.0% share of income and expense in the U.S. related to the ADUHELM Collaboration Agreement. Beginning January 1, 2023, Eisai receives only a tiered royalty based on net sales of ADUHELM, and will no longer share global profits and losses.
For the years ended December 31, 2022 and 2021, we recognized net profit-sharing expense of $217.4 million and $285.4 million, respectively, to reflect Samsung Bioepis’ 50.0% sharing of the net collaboration profits.
For the years ended December 31, 2022 and 2021 we recognized net reductions to our operating expense of approximately $224.7 million and $233.2 million, respectively, to reflect Eisai's 45.0% share of net collaboration losses in the U.S.
For the year ended December 31, 2021, we also recognized net reductions to our operating expense of $45.0 million to reflect Eisai's 45.0% share of the $100.0 million milestone payment made to Neurimmune related to the launch of ADUHELM in the U.S. during the second quarter of 2021.
For additional information on our collaboration arrangements with Samsung Bioepis and Eisai, please read Note 19, Collaborative and Other Relationships, to our consolidated financial statements included in this report.
(Gain) Loss on Fair Value Remeasurement of Contingent Consideration
For the year ended December 31, 2022, the changes in fair value of our contingent consideration obligations were primarily due to the discontinuation of further development efforts related to vixotrigine for the potential treatment of TGN and DPN, resulting in a reduction of our contingent consideration obligations of approximately $195.4 million, and changes in the interest rates used to revalue our contingent consideration liabilities.
For the year ended December 31, 2021, the changes in fair value of our contingent consideration obligations were primarily due to reductions in the probability of technical and regulatory success and delays in the expected timing of the achievement of certain remaining developmental milestones related to our vixotrigine programs.
For additional information on our IPR&D intangible assets, please read Note 7, Intangible Assets and Goodwill, to our consolidated financial statements included in this report.

Restructuring Charges
2022 Cost Saving Initiatives
In December 2021 and May 2022 we announced our plans to implement a series of cost-reduction measures that when completed we expect may yield approximately $1.0 billion in expense savings. These savings are being achieved through a number of initiatives, including reductions to our workforce, the substantial elimination of our commercial ADUHELM infrastructure, the consolidation of certain real estate locations and operating efficiency gains across our selling, general and administrative and research and development functions.
Under these initiatives, we estimate we will incur total restructuring charges of approximately $131.0 million, primarily related to severance. These amounts were substantially incurred during 2022. As of December 31, 2022, approximately $35.9 million remained in our restructuring reserve and payments are expected to be made through 2026.
For the year ended December 31, 2022, we recognized approximately $131.1 million of net pre-tax restructuring charges related to our 2022 cost saving initiatives, of which approximately $112.6 million consisted of employee severance costs. Our restructuring reserve is included in accrued expense and other in our consolidated balance sheets.
In September 2022 we entered into an agreement to partially terminate a portion of our lease located at 300 Binney Street, as well as to reduce the lease term for the majority of the remaining space. This resulted in a gain of approximately $5.3 million, which was recorded within restructuring charges in our consolidated statements of income for the year ended December 31, 2022. For additional information on our 300 Binney Street lease modification, please read
Note 12, Leases, to these consolidated financial statements included in this report.
Following an evaluation of our current capacity needs, in March 2022 we ceased using a patient services office space in Durham, NC. Our decision to cease use of the facility resulted in the immediate expense of certain leasehold improvements and other assets at this facility. As a result, we recognized approximately $10.4 million of accelerated depreciation expense, which was recorded in restructuring charges in our consolidated statements of income for the year ended December 31, 2022. In May 2022 we entered into a lease assignment agreement whereby we assigned our remaining lease obligations to an external third party. As a result of the lease assignment, we derecognized the related operating lease obligation and right-of-use asset during the second quarter of 2022.
For the year ended December 31, 2022, we recognized other restructuring costs of approximately $13.2 million, which were recorded in restructuring charges in our consolidated statements of income. Other restructuring costs include items such as facility closure costs, employee non-severance expense, asset write-offs and other costs.
The following table summarizes the charges and spending related to our 2022 workforce reductions for the year ended December 31, 2022:

(In millions)	Total
Restructuring reserve, December 31, 2021	$—
Expense	112.6
Payment	(78.0)
Foreign currency and other adjustments	1.3
Restructuring reserve, December 31, 2022	$35.9

Gain on Sale of Building
In September 2022 we completed the sale of our building and land parcel located at 125 Broadway for an aggregate sales price of approximately $603.0 million, which is inclusive of a $10.8 million tenant allowance. This sale resulted in a pre-tax gain on sale of approximately $503.7 million, net of transaction costs, for the year ended December 31, 2022.
Simultaneously, with the close of this transaction we leased back the building for a term of approximately 5.5 years, which resulted in the recognition of approximately $168.2 million in new lease liabilities and right-of-use assets recorded within our consolidated balance sheets as of December 31, 2022. The sale and immediate leaseback of this building qualified for sale and leaseback treatment and is classified as an operating lease.
For additional information on our 125 Broadway sale and leaseback transaction, please read Note 11, Property, Plant and Equipment and Note 12, Leases, to our consolidated financial statements included in this report.
Other (Income) Expense, Net
For 2022 compared to 2021, the change in other (income) expense, net primarily reflects a pre-tax gain during 2022 of approximately $1.5 billion related to the sale of our 49.9% equity interest in Samsung Bioepis, partially offset by a pre-tax charge of $900.0 million, plus settlement fees and expenses, related to a litigation settlement agreement to resolve a qui tam litigation relating to conduct prior to 2015.
For the year ended December 31, 2022, net unrealized losses and realized (gains) losses on our holdings in equity securities were approximately $264.7 million and zero, respectively, compared to net unrealized losses and realized gains of $831.4 million and $10.3 million, respectively, in 2021.
The net unrealized losses recognized during the year ended December 31, 2022, primarily reflect a decrease in the aggregate fair value of our investments in Denali and Sangamo common stock of approximately $278.0 million.
The net unrealized losses recognized during the year ended December 31, 2021, primarily reflect decreases in the aggregate fair value of our investments in Denali, Sage, Sangamo and Ionis common stock of approximately $819.6 million.
For the year ended December 31, 2022, net interest expense was $157.3 million, compared to $242.6 million in 2021. This decrease was primarily due to higher interest income earned on our investments in 2022, compared to 2021, and lower interest expense in 2022 due to the redemption of our 3.625% Senior Notes due September 15, 2022, with an aggregate principal amount of $1.0 billion.
For 2023 compared to 2022, we anticipate a decrease in net interest expense as a result of lower average debt balances in 2023 and an increase in interest income driven by higher interest rates on our cash and marketable securities.
For additional information on the sale of our equity interest in Samsung Bioepis, please read Note 3, Dispositions, to our consolidated financial statements included in this report.
For additional information on the redemption of our Senior Notes, please read Note 13, Indebtedness, to our consolidated financial statements included in this report.
For additional information on the litigation settlement agreement, please read Note 18, Other Consolidated Financial Statement Detail, to our consolidated financial statements included in this report.
Income Tax Provision

For the Years Ended December 31,
2022, 2021 and 2020
(In millions, except percentages)
$632.8
17.6%
3.0%
$52.5
$992.3
19.7%
2022
2021
2020
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
For the year ended December 31, 2022, compared to 2021, the increase in our effective tax rate, excluding the impact of the net Neurimmune deferred tax asset, as discussed below, includes the tax impacts of the litigation settlement agreement and the sale of our building at 125 Broadway. These increases were partially offset by the impact of the current year tax benefits related to an international reorganization to align with global tax developments, the impacts of the sale of our equity interest in Samsung Bioepis and the tax impacts of the decision to discontinue development of vixotrigine. Further in 2021, our effective tax rate benefited from the tax effects of the BIIB111 and BIIB112 impairment charges and the non-cash tax effects of changes in the value of our equity instruments.
For additional information on the litigation settlement agreement, please read Note 18, Other Consolidated Financial Statement Detail, to our consolidated financial statements included in this report.
Neurimmune Deferred Tax Asset
During 2021 we recorded a net deferred tax asset in Switzerland of approximately $100.0 million on Neurimmune's tax basis in ADUHELM, the realization of which was dependent on future sales of ADUHELM.
During the first quarter of 2022, upon issuance of the final NCD related to ADUHELM, we recorded an increase in a valuation allowance of approximately $85.0 million to reduce the net value of this deferred tax asset to zero.
These adjustments to our net deferred tax asset are each recorded with an equal and offsetting amount assigned to net income (loss) attributable to noncontrolling interests, net of tax in our consolidated statements of income, resulting in a zero net impact to net income attributable to Biogen Inc.
For additional information on our collaboration arrangement with Neurimmune, please read Note 20, Investments in Variable Interest Entities, to our consolidated financial statements included in this report.
Inflation Reduction Act
In August 2022 the IRA was signed into law in the U.S. The IRA introduced new tax provisions, including a 15.0% corporate alternative minimum tax and a 1.0% excise tax on stock repurchases. The provisions of the IRA will be effective for periods after December 31, 2022. The enactment of the IRA did not result in any material adjustments to our income tax provision or net deferred tax assets as of December 31, 2022.
For additional information on our income taxes, uncertain tax positions and income tax rate reconciliation, please read Note 17, Income Taxes, to our consolidated financial statements included in this report.
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
Prior to this sale, we recognized our share of the results of operations related to our investment in Samsung Bioepis under the equity method of accounting one quarter in arrears when the results of the entity became available, which was reflected as equity in (income) loss of investee, net of tax in our consolidated statements of income. We also recognized amortization on certain basis differences resulting from our November 2018 investment.
For the year ended December 31, 2022, we recognized net income on our investment of $2.6 million, reflecting our share of Samsung Bioepis' operating profits, net of tax, totaling $17.0 million offset by amortization of basis differences totaling $14.4 million. This amount reflects our share of results prior to the sale of Samsung Bioepis as the results are recognized one quarter in arrears.
For the year ended December 31, 2021, we recognized net income on our investment of $34.9 million, reflecting our share of Samsung Bioepis' operating profits, net of tax, totaling $64.6 million offset by amortization of basis differences totaling $29.7 million.
Net income on our investment for the year ended December 31, 2021, reflects a $31.2 million benefit related to the release of a valuation allowance on deferred tax assets associated with Samsung Bioepis. The valuation allowance was released in the second quarter of 2021 based on a consideration of the positive and negative evidence, including the historic earnings of Samsung Bioepis.
For additional information on the sale of our equity interest in Samsung Bioepis, please read Note 3, Dispositions, to our consolidated financial statements included in this report.
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
For 2022 compared to 2021, the change in net income (loss) attributable to noncontrolling interests, net of tax, was primarily due to a deferred tax benefit and milestone payment recorded in 2021, as discussed below.

During 2021 we recorded a net deferred tax asset in Switzerland of approximately $100.0 million on Neurimmune's tax basis in ADUHELM, the realization of which was dependent on future sales of ADUHELM.
During the first quarter of 2022, upon issuance of the final NCD related to ADUHELM, we recorded an increase in a valuation allowance of approximately $85.0 million to reduce the net value of this deferred tax asset to zero.
These adjustments to our net deferred tax asset are each recorded with an equal and offsetting amount assigned to net income (loss) attributable to noncontrolling interests, net of tax in our consolidated statements of income, resulting in a zero net impact to net income attributable to Biogen Inc.
For 2021 the change in net income (loss) attributable to noncontrolling interests, net of tax, was also due to the $100.0 million milestone payment to Neurimmune related to the launch of ADUHELM in the U.S. during 2021.
For additional information on our collaboration agreement with Neurimmune, please read Note 20, Investments in Variable Interest Entities, to our consolidated financial statements included in this report.
For additional information on our income taxes please read Note 17, Income Taxes, to our consolidated financial statements included in this report.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Our financial condition is summarized as follows:

	As of December 31,
(In millions, except percentages)	2022	2021	% Change	$ Change
Financial assets:
Cash and cash equivalents	$3,419.3	$2,261.4	51.2%	$1,157.9
Marketable securities — current	1,473.5	1,541.1	(4.4)	(67.6)
Marketable securities — non-current	705.7	892.0	(20.9)	(186.3)
Total cash, cash equivalents and marketable securities	$5,598.5	$4,694.5	19.3%	$904.0
Borrowings:
Current portion of notes payable	$—	$999.1	nm	$(999.1)
Notes payable	6,281.0	6,274.0	0.1	7.0
Total borrowings	$6,281.0	$7,273.1	(13.6)%	$(992.1)
Working Capital:
Current assets	$9,791.2	$7,856.5	24.6%	$1,934.7
Current liabilities	(3,272.8)	(4,298.2)	(23.9)	1,025.4
Total working capital	$6,518.4	$3,558.3	83.2%	$2,960.1

nm Not meaningful
Overview
We have historically financed and expect to continue to fund our operating and capital expenditures primarily through cash flow earned through our operations as well as our existing cash resources. We believe generic competition for TECFIDERA in the U.S. and other key markets and the impact of biosimilar competition on RITUXAN sales volumes will continue to reduce our cash flow from operations in 2023 and will have a significant adverse impact on our future cash flow from operations.
For the year ended December 31, 2022, certain significant cash flows were as follows:
•$1,384.3 million in net cash flow provided by operating activities;
•$990.3 million in net proceeds received from the sale of our equity interest in Samsung Bioepis;
•$582.6 million in net proceeds received from the sale of one of our buildings;
•$1.0 billion payment made for the redemption of our 3.625% Senior Notes due September 15, 2022;
•$917.0 million in total net payments for a litigation settlement agreement and settlement fees and expenses;
•$932.9 million in total net payments for income taxes;
•$750.0 million used for share repurchases; and
•$240.3 million used for purchases of property, plant and equipment.
For the year ended December 31, 2021, certain significant cash flows were as follows:
•$3,639.9 million in net cash flow provided by operating activities;
•$1.8 billion used for share repurchases;
•$170.0 million used in connection with our private offer to exchange (Exchange Offer) our tendered 5.200% Senior Notes due September 15, 2045 (2045 Senior Notes) for a new series of 3.250% Senior Notes due February 15, 2051 (2051 Senior Notes) and cash, and an offer to purchase our tendered 2045 Senior Notes for cash;
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
For additional information on the litigation settlement agreement, please read Note 18, Other Consolidated Financial Statement Detail, to our consolidated financial statements included in this report.
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
As of December 31, 2022, we had cash, cash equivalents and marketable securities totaling approximately $5.6 billion compared to approximately $4.7 billion as of December 31, 2021. The change in cash, cash equivalents and marketable securities at December 31, 2022, from December 31, 2021, was primarily due to net cash flow provided by operating activities, which includes $917.0 million in total net payments for a litigation settlement agreement and settlement fees and expenses, and $990.3 million in net proceeds received from the sale of our equity interest in Samsung Bioepis and $582.6 million in net proceeds received from the sale of one of our buildings, partially offset by $1.0 billion of cash used for the redemption of our 3.625% Senior Notes due September 15, 2022 and $750.0 million used for share repurchases.
The following table summarizes the fair value of our significant common stock investments:

	As of December 31,
(In millions)	2022	2021
Denali	$370.2	$550.7
Sage	238.0	231.9
Sangamo	74.3	173.7
Ionis	108.6	87.5
	$791.1	$1,043.8
Although the contractual holding period restrictions on our investments in Denali, Sage,
Sangamo and Ionis have expired, our ability to liquidate these investments may be limited by the size of our interest, the volume of market related activity, our concentrated level of ownership and potential restrictions resulting from our status as a collaborator. Therefore, we may realize significantly less than the current value of such investments.
For additional information on our collaboration arrangements, please read Note 19, Collaborative and Other Relationships, to our consolidated financial statements included in this report.
Investments and Other Assets
Investments and other assets in our consolidated balance sheet as of December 31, 2021, includes the carrying value of our investment in Samsung Bioepis of $599.9 million. In April 2022 we completed the sale of our 49.9% equity interest in Samsung Bioepis to Samsung BioLogics. Under the terms of this transaction, we received approximately $1.0 billion in cash at closing and expect to receive approximately $1.3 billion in cash to be deferred over two payments of approximately $812.5 million due at the first anniversary and approximately $437.5 million due at the second anniversary of the closing of this transaction.
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
For additional information on the sale of our equity interest in Samsung Bioepis, please read Note 3, Dispositions, to our consolidated financial statements included in this report.
Capital Expenditures
In March 2021 we announced our plans to build a new gene therapy manufacturing facility in RTP, NC to support our gene therapy pipeline across multiple therapeutic areas. The new manufacturing facility will be approximately 197,000 square feet and is expected to be operational by the end of 2023, with an estimated total investment of approximately $195.0 million. Construction for this new facility began during the fourth quarter of 2021.

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
For additional information on our Senior Notes, please read Note 13, Indebtedness, to our consolidated financial statements included in this report.
For a summary of the fair values of our outstanding borrowings as of December 31, 2022 and 2021, please read Note 8, Fair Value Measurements, to our consolidated financial statements included in this report.
Credit Facility
In January 2020 we entered into a $1.0 billion, five-year senior unsecured revolving credit facility under which we are permitted to draw funds for working capital and general corporate purposes. The terms of the revolving credit facility include a financial covenant that requires us not to exceed a maximum consolidated leverage ratio.
As of December 31, 2022 and 2021, we had no outstanding borrowings and were in compliance with all covenants under this facility.
Working Capital
Working capital is defined as current assets less current liabilities. Working capital was $6.5 billion and $3.6 billion as of December 31, 2022 and 2021, respectively. The change in working capital reflects an increase in total current assets of approximately $1.9 billion and a decrease in total current liabilities of approximately $1.0 billion.
Current Assets
The increase in total current assets was primarily driven by the following:
•net increase in cash, cash equivalents and marketable securities due to net cash flow provided by operating activities of approximately $1,384.3 million;
•receipt of approximately $990.3 million in cash, net of expenses, from the sale of our equity interest in Samsung Bioepis;
•recording of a receivable from Samsung BioLogics for approximately $798.8 million as part of the sale of our equity interest in Samsung Bioepis; and
•cash receipt of approximately $582.6 million related to the sale of one of our buildings.
The increase was partially offset by cash used for the redemption of our 3.625% Senior Notes due September 15, 2022, of approximately $1.0 billion and share repurchases of $750.0 million and $917.0 million in total net payments for a litigation settlement agreement and settlement fees and expenses.
Current Liabilities
The decrease in total current liabilities was primarily due to the following:
•redemption of our 3.625% Senior Notes due September 15, 2022, of approximately $1.0 billion, which were classified within current liabilities in 2021; and
•a reduction in our accounts payable.
Share Repurchase Programs
In October 2020 our Board of Directors authorized our 2020 Share Repurchase Program, which is a program to repurchase up to $5.0 billion of our common stock. Our 2020 Share Repurchase Program does not have an expiration date. All share repurchases under our 2020 Share Repurchase

Program will be retired. Under our 2020 Share Repurchase Program, we repurchased and retired approximately 3.6 million, 6.0 million and 1.6 million shares of our common stock at a cost of approximately $750.0 million, $1.8 billion and $400.0 million during the years ended December 31, 2022, 2021 and 2020, respectively. Approximately $2.1 billion remained available under our 2020 Share Repurchase Program as of December 31, 2022.
In December 2019 our Board of Directors authorized our December 2019 Share Repurchase Program, which was a program to repurchase up to $5.0 billion of our common stock, which was completed as of September 30, 2020. All shares repurchased under our December 2019 Share Repurchase Program were retired. Under our December 2019 Share Repurchase Program, we repurchased and retired approximately 16.7 million shares of our common stock at a cost of approximately $5.0 billion during the year ended December 31, 2020.
In March 2019 our Board of Directors authorized our March 2019 Share Repurchase Program, which was a program to repurchase up to $5.0 billion of our common stock, which was completed as of March 31, 2020. All shares repurchased under our March 2019 Share Repurchase Program were retired. Under our March 2019 Share Repurchase Program, we repurchased and retired approximately 4.1 million shares of our common stock at a cost of approximately $1.3 billion during the year ended December 31, 2020.
In August 2022 the IRA was signed into law. Among other things, the IRA levies a 1.0% excise tax on net stock repurchases after December 31, 2022. Historically, we have made discretionary share repurchases.
Cash Flow
The following table summarizes our cash flow activity:

	For the Years Ended December 31,			% Change
				2022 vs. 2021	2021 vs. 2020
(In millions, except percentages)	2022	2021	2020
Net cash flow provided by (used in) operating activities	$1,384.3	$3,639.9	$4,229.8	(62.0)%	(13.9)%
Net cash flow provided by (used in) investing activities	1,576.6	(563.7)	(608.6)	379.7	(7.4)
Net cash flow provided by (used in) financing activities	(1,747.3)	(2,086.2)	(5,272.7)	(16.2)	(60.4)

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
For 2022 compared to 2021, the decrease in net cash flow provided by operating activities was primarily due to lower revenue in 2022, net payments of $917.0 million for a litigation settlement agreement and settlement fees and expenses, timing of payments and higher net income tax payments in 2022. The higher tax payments are, in part, due to a change in the tax deductibility of payments made for research and development.
Investing Activities
For 2022 compared to 2021, the increase in net cash flow provided by investing activities was primarily due to proceeds received from the sale of our 49.9% equity interest in Samsung Bioepis of $990.3 million, net of expenses, during the second quarter of 2022 as well as $582.6 million in net proceeds received from the sale of one of our buildings during the third quarter of 2022.
Financing Activities
For 2022 compared to 2021, the decrease in net cash flow used in financing activities was primarily due to $1.1 billion in lower share repurchases in 2022, partially offset by $832.2 million in higher debt repayments in 2022.

Contractual Obligations and Off-Balance Sheet Arrangements
Contractual Obligations
The following table summarizes our contractual obligations as of December 31, 2022, excluding amounts related to uncertain tax positions, funding commitments, contingent development, regulatory and commercial milestone payments, contingent payments and contingent consideration related to our business combinations, as described below.

	Payments Due by Period
(In millions)	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	After 5 Years
Non-cancellable operating leases (1)(2)(3)	$364.2	$82.7	$140.8	$110.3	$30.4
Long-term debt obligations (4)	10,262.4	232.7	2,197.7	323.7	7,508.3
Purchase and other obligations (5)	917.2	306.7	600.6	1.7	8.2
Defined benefit obligation	90.8	—	—	—	90.8
Total contractual obligations	$11,634.6	$622.1	$2,939.1	$435.7	$7,637.7

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
(2) Obligations are presented net of sublease income expected to be received for our vacated portion of our Weston, MA facility and other facilities throughout the world.
(3) In September 2022 we completed the sale of our building and land parcel located at 125 Broadway. Simultaneously, with the close of this transaction we leased back the building for a term of approximately 5.5 years. For additional information on our 125 Broadway sale and leaseback transaction, please read Note 11, Property, Plant and Equipment and Note 12, Leases, to our consolidated financial statements included in this report.
(4) Long-term debt obligations are related to our 2015 Senior Notes, our 2020 Senior Notes and our 2021 Exchange Offer Senior Notes, including principal and interest payments.
(5) Purchase and other obligations include $558.0 million related to the remaining payments on a one-time mandatory deemed repatriation tax on accumulated foreign subsidiaries' previously untaxed foreign earnings (the Transition Toll Tax) and $26.0 million related to the fair value of net liabilities on derivative contracts.
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
VUMERITY
We make royalty payments to Alkermes Pharma Ireland Limited, a subsidiary of Alkermes plc (Alkermes) on worldwide net sales of VUMERITY using a royalty rate of 15.0%, which are recognized as cost of sales in our consolidated statements of income.
In October 2019 we entered into a new supply agreement and amended our license and collaboration agreement with Alkermes for VUMERITY. We have elected to initiate a technology transfer and, following a transition period, to manufacture VUMERITY or have VUMERITY manufactured by a third party we have engaged in exchange for paying an increased royalty rate to Alkermes on any portion of future worldwide net commercial sales of VUMERITY that is manufactured by us or our designee.
For additional information on our collaboration arrangement with Alkermes, please read Note 19, Collaborative and Other Relationships, to our consolidated financial statements included in this report.
Contingent Development, Regulatory and Commercial Milestone Payments
Based on our development plans as of December 31, 2022, we could trigger potential future milestone payments to third parties of up to approximately $9.3 billion, including approximately $2.0 billion in development milestones, approximately $0.5 billion in regulatory milestones and approximately $6.8 billion in commercial milestones, as part of our various collaborations, including licensing and development programs. Payments under these agreements generally become due and payable upon achievement of certain development, regulatory or commercial milestones. Because the achievement of these milestones was not considered probable as of December 31, 2022, such contingencies have not been recorded in our financial statements. Amounts related to contingent milestone payments are not considered contractual obligations as they are contingent on the successful achievement of certain development, regulatory or commercial milestones.
If certain clinical and commercial milestones are met, we may pay up to $356.2 million in milestones in 2023 under our current agreements. This includes milestones totaling $225.0 million due to Sage upon the first commercial sale of zuranolone, for the potential treatment of MDD and PPD, in the U.S.
Other Funding Commitments
As of December 31, 2022, we have several ongoing clinical studies in various clinical trial stages. Our most significant clinical trial expenditures are to CROs. The contracts with CROs are generally cancellable, with notice, at our option. We recorded accrued expense of approximately $20.4 million in our consolidated balance sheets for expenditures incurred by CROs as of December 31, 2022. We have approximately $929.0 million in cancellable future commitments based on existing CRO contracts as of December 31, 2022.
Tax Related Obligations
We exclude liabilities pertaining to uncertain tax positions from our summary of contractual obligations as we cannot make a reliable estimate of the period of cash settlement with the respective taxing authorities. As of December 31, 2022, we have approximately $154.6 million of liabilities associated with uncertain tax positions.
As of December 31, 2022 and 2021, we have accrued income tax liabilities of approximately $558.0 million and $633.0 million, respectively, under the Transition Toll Tax. Of the amounts accrued as of December 31, 2022, approximately $137.8 million is expected to be paid within one year. The Transition Toll Tax will be paid in installments over an eight--year period, which started in 2018, and will not accrue interest.
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
Legal Matters
For a discussion of legal matters as of December 31, 2022, please read Note 21, Litigation, to our consolidated financial statements included in this report.
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
Product Revenue
In the U.S., we sell our products primarily to wholesale and specialty distributors and specialty pharmacies. In other countries, we sell our products primarily to wholesale distributors, hospitals, pharmacies and other third-party distribution partners. These customers subsequently resell our products to health care providers and patients. In addition, we enter into arrangements with health care providers and payors that provide for government-mandated or privately-negotiated discounts and allowances related to our products.
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
As of December 31, 2022, a 10.0% change in our discounts, contractual adjustments and reserves would have resulted in a decrease of our pre-tax earnings by approximately $338.6 million.
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
For additional information on our revenue, please read Note 5, Revenue, to our consolidated financial statements included in this report.
Inventory
At each reporting period we review our inventories for excess or obsolescence and write-down obsolete or otherwise unmarketable inventory to its estimated net realizable value. The determination of obsolete or excess inventory requires management to make estimates based on assumptions about the future demand of our products, product expiration dates, estimated future sales and our general future plans. If customer demand subsequently differs from our forecasts, we may be required to record additional charges for excess inventory.
Although we believe that the assumptions we use in estimating inventory write-downs are reasonable, no assurance can be given that significant future changes in these assumptions or changes in future events and market conditions could result in different estimates.
During 2021 we wrote-off approximately $120.0 million of inventory in excess of forecasted demand related to ADUHELM. During the first quarter of 2022 we wrote-off approximately $275.0 million, as a result of the final CMS decision.
As of December 31, 2022, the carrying value of our ADUHELM inventory was immaterial. As of December 31, 2021, we had approximately $223.0 million of ADUHELM inventory.
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
Based on our most recent impairment assessment we incurred impairment charges of approximately $119.6 million and $629.3 million for the years ended December 31, 2022 and 2021, respectively, mainly related to the discontinuation of IPR&D programs. For additional information on our impairments, Note 7, Intangible Assets and Goodwill, to our consolidated financial statements included in this report.
Our most significant intangible assets are our acquired and in-licensed rights and patents. Acquired and in-licensed rights and patents primarily relate to our acquisition of all remaining rights to TYSABRI. We amortize the intangible assets related to our marketed products using the economic consumption method based on revenue generated from the products underlying the related intangible assets. An analysis of the anticipated lifetime revenue of our marketed products is performed annually during our long-range planning cycle and whenever events or changes in circumstances would significantly affect anticipated lifetime revenue of the relevant products.
For additional information on the impairment charges related to our long-lived assets during 2022, 2021 and 2020, please read Note 7, Intangible Assets and Goodwill, to our consolidated financial statements included in this report.
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
Foreign Currency Exchange Risk
Our results of operations are subject to foreign currency exchange rate fluctuations due to the global nature of our operations. As a result, our consolidated financial position, results of operations and cash flow can be affected by market fluctuations in foreign currency exchange rates, primarily with respect to the Euro, British pound sterling, Canadian dollar, Swiss franc and Japanese yen.
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
During the second quarter of 2018 the International Practices Task Force of the Center for Audit Quality categorized Argentina as a country with a projected three-year cumulative inflation rate greater than 100.0%, which indicated that Argentina’s economy is highly inflationary. This categorization did not have a material impact on our results of operations or financial position as of December 31, 2022, and is not expected to have a material impact on our results of operations or financial position in the future.
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
The following quantitative information includes the impact of currency movements on forward contracts used in our revenue, operating expense and balance sheet hedging programs. As of December 31, 2022 and 2021, a hypothetical adverse 10.0% movement in foreign currency exchange rates compared to the U.S. dollar across all maturities would result in a hypothetical decrease in the fair value of forward contracts of approximately $293.7 million and $333.1 million, respectively. The estimated fair value change was determined by measuring the impact of the hypothetical exchange rate movement on outstanding forward contracts. Our use of this methodology to quantify the market risk of such instruments is subject to assumptions and actual impact could be significantly different. The quantitative information about market risk is limited because it does not take into account all foreign currency operating transactions.
Interest Rate Risk
Our investment portfolio includes cash equivalents and short-term investments. The fair value of our marketable securities is subject to change as a result of potential changes in market interest rates. The potential change in fair value for interest rate sensitive instruments has been assessed on a hypothetical 100 basis point adverse movement across all maturities. As of December 31, 2022 and 2021, we estimate that such hypothetical 100 basis point adverse movement would result in a hypothetical loss in fair value of approximately $11.7 million and $14.3 million, respectively, to our interest rate sensitive instruments. The fair values of our investments were determined using third-party pricing services or other market observable data.
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
We believe that our allowance for doubtful accounts was adequate as of December 31, 2022 and 2021.
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
Changes in the fair value of these equity securities are impacted by the volatility of the stock market and changes in general economic conditions, among other factors. The potential change in fair value for equity price sensitive instruments has been assessed on a hypothetical 10.0% adverse movement. As of December 31, 2022 and 2021, a hypothetical adverse 10.0% movement would result in a hypothetical decrease in fair value of approximately $79.1 million and $104.8 million, respectively.
ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The information required by this Item 8 is contained on pages F-1 through F-79 of this report and is incorporated herein by reference.
ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.        CONTROLS AND PROCEDURES
Disclosure Controls and Procedures and Internal Control over Financial Reporting
Controls and Procedures
We have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of December 31, 2022. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that:
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its 2013 Internal Control — Integrated Framework.
Based on our assessment, our management has concluded that, as of December 31, 2022, our internal control over financial reporting is effective based on those criteria.
The effectiveness of our internal control over financial reporting as of December 31, 2022, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their attestation report, which is included herein.
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
The response to the remainder of this item is incorporated by reference from the discussion responsive thereto in the sections entitled “Proposal 1 - Election of Directors,” “Corporate Governance at Biogen” and “Miscellaneous - Stockholder Proposals” contained in the proxy statement for our 2023 annual meeting of stockholders.
ITEM 11.        EXECUTIVE COMPENSATION
The response to this item is incorporated by reference from the discussion responsive thereto in the sections entitled “Executive Compensation Matters” and “Corporate Governance at Biogen” contained in the proxy statement for our 2023 annual meeting of stockholders.

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The response to this item is incorporated by reference from the discussion responsive thereto in the sections entitled “Stock Ownership” and “Equity Compensation Plan Information” contained in the proxy statement for our 2023 annual meeting of stockholders.
ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The response to this item is incorporated by reference from the discussion responsive thereto in the sections entitled “Certain Relationships and Related Person Transactions” and “Corporate Governance at Biogen” contained in the proxy statement for our 2023 annual meeting of stockholders.
ITEM 14.        PRINCIPAL ACCOUNTANT FEES AND SERVICES
The response to this item is incorporated by reference from the discussion responsive thereto in the section entitled “Proposal 2 - Ratification of the Selection of our Independent Registered Public Accounting Firm” contained in the proxy statement for our 2023 annual meeting of stockholders.

PART IV
ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
a. (1) Consolidated Financial Statements:
The following financial statements are filed as part of this report:
Certain totals may not sum due to rounding.
(2) Exhibits
The exhibits listed on the Exhibit Index beginning on page 85, which is incorporated herein by reference, are filed or furnished as part of this report or are incorporated into this report by reference.
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

10.2
Credit Agreement, dated as of January 28, 2020, among Biogen Inc., Bank of America, N.A., as administrative agent, swing line lender and the L/C issuer, and the other lenders party thereto. Filed as Exhibit 10.1 to our Current Report on Form 8-K filed on February 3, 2020.

10.3+
Amendment to Credit Agreement, dated as of February 7, 2023, by and among Biogen Inc., Bank of America, N.A., as administrative agent, swing line lender and the L&C issuer, and the other lenders party thereto.

10.4†
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

10.6
Settlement and License Agreement, dated January 17, 2017, between Biogen Swiss Manufacturing GmbH, Biogen International Holdings ltd., Forward Pharma A/S and other parties thereto. Filed as Exhibit 10.1 to our Current Report on Form 8-K filed on February 1, 2017.

10.7*	Biogen Inc. 2017 Omnibus Equity Plan. Filed as Appendix B to our Definitive Proxy Statement on Schedule 14A filed on April 26, 2017.
10.8*	Form of restricted stock unit award agreement under the Biogen Inc. 2017 Omnibus Equity Plan. Filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.
10.9*	Form of market stock unit award agreement under the Biogen Inc. 2017 Omnibus Equity Plan. Filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.
10.10*	Form of performance unit award agreement under the Biogen Inc. 2017 Omnibus Equity Plan. Filed as Exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.

Exhibit No.	Description
10.11*	Form of cash-settled performance unit award agreement under the Biogen Inc. 2017 Omnibus Equity Plan. Filed as Exhibit 10.5 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.
10.12*
Form of performance stock units award agreement (cash-settled) under the Biogen Inc. 2017 Omnibus Equity Plan. Filed as Exhibit 10.10 to our Annual Report on Form 10-K for the year ended December 31, 2017.

10.13*	Form of performance stock units award agreement under the Biogen Inc. 2017 Omnibus Equity Plan. Filed as Exhibit 10.11 to our Annual Report on Form 10-K for the year ended December 31, 2017.
10.14*	Form of performance stock units award agreement under the Biogen Inc. 2017 Omnibus Equity Plan. Filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2018.
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

10.17*
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

10.20+	Form of nonqualified stock option award agreement under Biogen Inc. 2017 Omnibus Equity Plan.
10.21*	Biogen Idec Inc. 2008 Amended and Restated Omnibus Equity Plan. Filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.
10.22*	Form of performance unit award agreement under the Biogen Idec Inc. 2008 Omnibus Equity Plan. Filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.
10.23*	Form of market stock unit award agreement under the Biogen Idec Inc. 2008 Omnibus Equity Plan. Filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.
10.24*	Form of restricted stock unit award agreement under the Biogen Idec Inc. 2008 Omnibus Equity Plan. Filed as Exhibit 10.1 to our Current Report on Form 8-K filed on August 1, 2008.
10.25*	Form of nonqualified stock option award agreement under the Biogen Idec Inc. 2008 Omnibus Equity Plan. Filed as Exhibit 10.2 to our Current Report on Form 8-K filed on August 1, 2008.
10.26*
Form of cash-settled performance shares award agreement under the Biogen Idec Inc. 2008 Omnibus Equity Plan. Filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.

10.27*	Biogen Inc. 2006 Non-Employee Directors Equity Plan, as amended. Filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022.
10.28*	Biogen Inc. 2015 Employee Stock Purchase Plan. Filed as Appendix A to our Definitive Proxy Statement on Schedule 14A filed on April 30, 2015.
10.29*	Biogen Idec Inc. 2008 Performance-Based Management Incentive Plan. Filed as Appendix B to our Definitive Proxy Statement on Schedule 14A filed on May 8, 2008.
10.30*	Biogen Inc. 2019 Form of Performance-Based Management Incentive Plan, as amended. Filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2021.
10.31*
Biogen Idec Inc. Voluntary Executive Supplemental Savings Plan, as amended and restated effective January 1, 2004. Filed as Exhibit 10.13 to our Annual Report on Form 10-K for the year ended December 31, 2003.

10.32*	Biogen Idec Inc. Supplemental Savings Plan, as amended. Filed as Exhibit 10.23 to our Annual Report on Form 10-K for the year ended December 31, 2015.
10.33*	Biogen Idec Inc. Voluntary Board of Directors Savings Plan, as amended. Filed as Exhibit 10.24 to our Annual Report on Form 10-K for the year ended December 31, 2015.
10.34*
Biogen Inc. Executive Severance Policy - U.S. Executive Vice President, as amended effective June 19, 2019. Filed as Exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2019.

10.35*
Biogen Inc. Executive Severance Policy - U.S. Executive Vice President, as amended effective July 13, 2020. Filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2020.

10.36*	Annual Retainer Summary for Board of Directors (effective January 1, 2020). Filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2019.

Exhibit No.	Description
10.37*	Form of indemnification agreement for directors and executive officers. Filed as Exhibit 10.1 to our Current Report on Form 8-K filed on June 7, 2011.
10.38*
Employment Agreement between Biogen Inc. and Michel Vounatsos dated December 18, 2016 and effective as of January 6, 2017. Filed as Exhibit 10.1 to our Current Report on Form 8-K filed on December 19, 2016.

10.39*	Letter regarding employment arrangement of Michel Vounatsos dated May 2, 2022. Filed as Exhibit 10.1 to our Current Report on Form 8-K filed on May 3, 2022.
10.40*	Employment Agreement, dated November 10, 2022, by and between Biogen Inc. and Christopher A. Viehbacher. Filed as Exhibit 10.1 to our Current Report on Form 8-K filed on November 10, 2022.
10.41*	Letter regarding employment arrangement of Michael McDonnell dated July 16, 2020. Filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2020.
10.42*	Letter regarding employment arrangement of Susan Alexander dated December 13, 2005. Filed as Exhibit 10.58 to our Annual Report on Form 10-K for the year ended December 31, 2009.
10.43*	Letter regarding employment arrangement of Chirfi Guindo dated October 12, 2017. Filed as Exhibit 10.41 to our Annual Report on Form 10-K for the year ended December 31, 2020.
10.44
Joint Venture Agreement, dated December 6, 2011, by and between Samsung BioLogics Co., Ltd. and Biogen Therapeutics Inc. (f/k/a Biogen Idec Therapeutics Inc.), as amended February 28, 2012, September 29, 2014, and February 20, 2019. Filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021.

10.45+	Amended and Restated Collaboration Agreement, dated October 22, 2017, between Biogen MA Inc. and Eisai Co., LTD.
10.46+	First Amendment to Amended and Restated Collaboration Agreement, dated March 13, 2022, between Biogen MA Inc. and Eisai Co., LTD.
21+	Subsidiaries.
23+	Consent of PricewaterhouseCoopers LLP, an Independent Registered Public Accounting Firm.
31.1+	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1++	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101++
The following materials from Biogen Inc.’s Annual Report on Form 10-K for the year ended December 31, 2022, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flow, (v) the Consolidated Statements of Equity and (vi) Notes to Consolidated Financial Statements.

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

BIOGEN INC.

By:	/S/ CHRISTOPHER A. VIEHBACHER
Christopher A. Viehbacher
Chief Executive Officer
Date: February 15, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/S/ CHRISTOPHER A. VIEHBACHER	Director and Chief Executive Officer (principal executive officer)	February 15, 2023
Christopher A. Viehbacher

/S/ MICHAEL R. MCDONNELL	Executive Vice President and Chief Financial Officer (principal financial officer)	February 15, 2023
Michael R. McDonnell

/S/ ROBIN C. KRAMER	Senior Vice President, Chief Accounting Officer (principal accounting officer)	February 15, 2023
Robin C. Kramer

/S/ STELIOS PAPADOPOULOS	Director and Chairman of the Board of Directors	February 15, 2023
Stelios Papadopoulos

/S/ ALEXANDER J. DENNER	Director	February 15, 2023
Alexander J. Denner

/S/ CAROLINE D. DORSA	Director	February 15, 2023
Caroline D. Dorsa

/S/ MARIA C. FREIRE	Director	February 15, 2023
Maria C. Freire

/S/ WILLIAM A. HAWKINS	Director	February 15, 2023
William A. Hawkins

/S/ WILLIAM D. JONES	Director	February 15, 2023
William D. Jones

/S/ JESUS B. MANTAS	Director	February 15, 2023
Jesus B. Mantas

/S/ RICHARD C. MULLIGAN	Director	February 15, 2023
Richard C. Mulligan

/S/ ERIC K. ROWINSKY	Director	February 15, 2023
Eric K. Rowinsky

/S/ STEPHEN A. SHERWIN	Director	February 15, 2023
Stephen A. Sherwin

BIOGEN INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS

BIOGEN INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)

	For the Years Ended December 31,
	2022	2021	2020
Revenue:
Product, net	$7,987.8	$8,846.9	$10,692.2
Revenue from anti-CD20 therapeutic programs	1,700.5	1,658.5	1,977.8
Other	485.1	476.3	774.6
Total revenue	10,173.4	10,981.7	13,444.6
Cost and expense:
Cost of sales, excluding amortization and impairment of acquired intangible assets	2,278.3	2,109.7	1,805.2
Research and development	2,231.1	2,501.2	3,990.9
Selling, general and administrative	2,403.6	2,674.3	2,504.5
Amortization and impairment of acquired intangible assets	365.9	881.3	464.8
Collaboration profit (loss) sharing	(7.4)	7.2	232.9
(Gain) loss on divestiture of Hillerød, Denmark manufacturing operations	—	—	(92.5)
(Gain) loss on fair value remeasurement of contingent consideration	(209.1)	(50.7)	(86.3)
Acquired in-process research and development	—	18.0	75.0
Restructuring charges	131.1	—	—
Gain on sale of building	(503.7)	—	—
Other (income) expense, net	(108.2)	1,095.5	(497.4)
Total cost and expense	6,581.6	9,236.5	8,397.1
Income before income tax expense and equity in loss of investee, net of tax	3,591.8	1,745.2	5,047.5
Income tax (benefit) expense	632.8	52.5	992.3
Equity in (income) loss of investee, net of tax	(2.6)	(34.9)	(5.3)
Net income	2,961.6	1,727.6	4,060.5
Net income (loss) attributable to noncontrolling interests, net of tax	(85.3)	171.5	59.9
Net income attributable to Biogen Inc.	$3,046.9	$1,556.1	$4,000.6

Net income per share:
Basic earnings per share attributable to Biogen Inc.	$20.96	$10.44	$24.86
Diluted earnings per share attributable to Biogen Inc.	$20.87	$10.40	$24.80

Weighted-average shares used in calculating:
Basic earnings per share attributable to Biogen Inc.	145.3	149.1	160.9
Diluted earnings per share attributable to Biogen Inc.	146.0	149.6	161.3

See accompanying notes to these consolidated financial statements.

BIOGEN INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	For the Years Ended December 31,
	2022	2021	2020
Net income attributable to Biogen Inc.	$3,046.9	$1,556.1	$4,000.6
Other comprehensive income:
Unrealized gains (losses) on securities available for sale, net of tax	(13.5)	(3.6)	(2.8)
Unrealized gains (losses) on cash flow hedges, net of tax	(38.7)	232.8	(186.8)
Gains (losses) on net investment hedges, net of tax	(25.5)	34.0	(33.6)
Unrealized gains (losses) on pension benefit obligation, net of tax	43.7	21.5	(33.5)
Currency translation adjustment	(24.2)	(92.4)	92.9
Total other comprehensive income (loss), net of tax	(58.2)	192.3	(163.8)
Comprehensive income (loss) attributable to Biogen Inc.	2,988.7	1,748.4	3,836.8
Comprehensive income (loss) attributable to noncontrolling interests, net of tax	(85.3)	172.1	60.9
Comprehensive income (loss)	$2,903.4	$1,920.5	$3,897.7

See accompanying notes to these consolidated financial statements.

BIOGEN INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)

	As of December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$3,419.3	$2,261.4
Marketable securities	1,473.5	1,541.1
Accounts receivable, net	1,705.0	1,549.4
Due from anti-CD20 therapeutic programs	431.4	412.3
Inventory	1,344.4	1,351.5
Other current assets	1,417.6	740.8
Total current assets	9,791.2	7,856.5
Marketable securities	705.7	892.0
Property, plant and equipment, net	3,298.6	3,416.4
Operating lease assets	403.9	375.4
Intangible assets, net	1,850.1	2,221.3
Goodwill	5,749.0	5,761.1
Deferred tax asset	1,226.4	1,415.1
Investments and other assets	1,529.2	1,939.5
Total assets	$24,554.1	$23,877.3
LIABILITIES AND EQUITY
Current liabilities:
Current portion of notes payable	$—	$999.1
Taxes payable	259.9	174.7
Accounts payable	491.5	589.2
Accrued expense and other	2,521.4	2,535.2
Total current liabilities	3,272.8	4,298.2
Notes payable	6,281.0	6,274.0
Deferred tax liability	334.7	694.5
Long-term operating lease liabilities	333.0	330.4
Other long-term liabilities	944.2	1,320.5
Total liabilities	11,165.7	12,917.6
Commitments, contingencies and guarantees (Notes 22 and 23)
Equity:
Biogen Inc. shareholders’ equity
Preferred stock, par value $0.001 per share	—	—
Common stock, par value $0.0005 per share	0.1	0.1
Additional paid-in capital	73.3	68.2
Accumulated other comprehensive loss	(164.9)	(106.7)
Retained earnings	16,466.5	13,911.7
Treasury stock, at cost; 23.8 million and 23.8 million shares, respectively	(2,977.1)	(2,977.1)
Total Biogen Inc. shareholders’ equity	13,397.9	10,896.2
Noncontrolling interests	(9.5)	63.5
Total equity	13,388.4	10,959.7
Total liabilities and equity	$24,554.1	$23,877.3

See accompanying notes to these consolidated financial statements.

BIOGEN INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(In millions)

	For the Years Ended December 31,
	2022	2021	2020
Cash flow from operating activities:
Net income	$2,961.6	$1,727.6	$4,060.5
Adjustments to reconcile net income to net cash flow from operating activities:
Depreciation and amortization	518.4	487.7	457.2
Impairment of intangible assets	119.6	629.3	209.7
Excess and obsolescence charges related to inventory	336.2	167.6	26.6
Acquired in-process research and development	—	18.0	75.0
Share-based compensation	254.1	238.6	198.3
Contingent consideration	(209.1)	(50.7)	(86.3)
(Gain)/loss on divestiture of Hillerød, Denmark manufacturing operations	—	—	(92.5)
Deferred income taxes	(168.6)	(426.8)	149.0
(Gain) loss on strategic investments	265.9	826.8	(681.8)
(Gain) loss on equity method investment	(2.6)	(34.9)	(3.3)
Gain on sale of equity interest in Samsung Bioepis	(1,505.4)	—	—
Gain on sale of building	(503.7)	—	—
Other	208.2	202.2	104.6
Changes in operating assets and liabilities, net:
Accounts receivable	(203.4)	324.8	2.8
Due from anti-CD20 therapeutic programs	(19.0)	1.2	176.7
Inventory	(320.2)	(462.4)	(316.3)
Accrued expense and other current liabilities	(113.4)	(95.4)	154.2
Income tax assets and liabilities	(142.3)	230.8	(67.5)
Other changes in operating assets and liabilities, net	(92.0)	(144.5)	(137.1)
Net cash flow provided by (used in) operating activities	1,384.3	3,639.9	4,229.8
Cash flow from investing activities:
Purchases of property, plant and equipment	(240.3)	(258.1)	(424.8)
Proceeds from sales and maturities of marketable securities	3,671.0	3,405.4	7,299.4
Purchases of marketable securities	(3,448.5)	(3,808.7)	(6,397.7)
Proceeds from sale of equity interest in Samsung Bioepis	990.3	—	—
Proceeds from sale of building	582.6	—	—
Purchase of Sangamo Therapeutics, Inc. stock	—	—	(141.8)
Purchase of Denali Therapeutics Inc. stock	—	—	(423.7)
Purchase of Sage Therapeutics, Inc. stock	—	—	(441.0)
Proceeds from divestiture of Hillerød, Denmark manufacturing operations	—	28.1	—
Acquired in-process research and development	—	(18.0)	(75.0)
Acquisitions of intangible assets	(2.9)	(18.8)	(52.0)
Proceeds from sales of strategic investments	—	93.5	74.9
Other	24.4	12.9	(26.9)
Net cash flow provided by (used in) investing activities	1,576.6	(563.7)	(608.6)
Cash flow from financing activities:
Purchase of treasury stock	(750.0)	(1,800.0)	(6,679.1)
Payments related to issuance of stock for share-based compensation arrangements, net	(1.9)	(0.7)	(4.6)
Repayments of borrowings and premiums paid on debt exchange	(1,002.2)	(170.0)	—
Proceeds from borrowings	—	—	2,967.4
Repayments of borrowings	—	—	(1,500.0)
Net (distribution) contribution to noncontrolling interest	12.4	(94.4)	(71.0)
Other	(5.6)	(21.1)	14.6
Net cash flow provided by (used in) financing activities	(1,747.3)	(2,086.2)	(5,272.7)
Net increase (decrease) in cash and cash equivalents	1,213.6	990.0	(1,651.5)
Effect of exchange rate changes on cash and cash equivalents	(55.7)	(59.8)	69.0
Cash and cash equivalents, beginning of the year	2,261.4	1,331.2	2,913.7
Cash and cash equivalents, end of the year	$3,419.3	$2,261.4	$1,331.2
See accompanying notes to these consolidated financial statements.

BIOGEN INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(In millions)

	Preferred stock		Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings	Treasury stock		Total Biogen Inc. shareholders’ equity	Noncontrolling interests	Total equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance, December 31, 2021	—	$—	170.8	$0.1	$68.2	$(106.7)	$13,911.7	(23.8)	$(2,977.1)	$10,896.2	$63.5	$10,959.7
Net income	—	—	—	—	—	—	3,046.9	—	—	3,046.9	(85.3)	2,961.6
Other comprehensive income (loss), net of tax	—	—	—	—	—	(58.2)	—	—	—	(58.2)	—	(58.2)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	—	—	—	—
Capital contribution from noncontrolling interest	—	—	—	—	—	—	—	—	—	—	12.3	12.3
Repurchase of common stock pursuant to the 2020 Share Repurchase Program, at cost	—	—	—	—	—	—	—	(3.6)	(750.0)	(750.0)	—	(750.0)
Retirement of common stock pursuant to the 2020 Share Repurchase Program, at cost	—	—	(3.6)	—	(257.9)	—	(492.1)	3.6	750.0	—	—	—
Issuance of common stock under stock option and stock purchase plans	—	—	0.2	—	44.2	—	—	—	—	44.2	—	44.2
Issuance of common stock under stock award plan	—	—	0.5	—	(46.0)	—	—	—	—	(46.0)	—	(46.0)
Compensation expense related to share-based payments	—	—	—	—	263.5	—	—	—	—	263.5	—	263.5
Other	—	—	—	—	1.3	—	—	—	—	1.3	—	1.3
Balance, December 31, 2022	—	$—	167.9	$0.1	$73.3	$(164.9)	$16,466.5	(23.8)	$(2,977.1)	$13,397.9	$(9.5)	$13,388.4

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

BIOGEN INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY - (Continued)
(In millions)

	Preferred stock		Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings	Treasury stock		Total Biogen Inc. shareholders’ equity	Noncontrolling interests	Total equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance, December 31, 2019	—	$—	198.0	$0.1	$—	$(135.2)	$16,455.4	(23.8)	$(2,977.1)	$13,343.2	$(4.1)	$13,339.1
Net income	—	—	—	—	—	—	4,000.6	—	—	4,000.6	59.9	4,060.5
Other comprehensive income (loss), net of tax	—	—	—	—	—	(163.8)	—	—	—	(163.8)	1.0	(162.8)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	—	—	(75.0)	(75.0)
Capital contribution from noncontrolling interest	—	—	—	—	—	—	—	—	—	—	4.0	4.0
Repurchase of common stock pursuant to the 2020 Share Repurchase Program, at cost	—	—	—	—	—	—	—	(1.6)	(400.0)	(400.0)	—	(400.0)
Retirement of common stock pursuant to the 2020 Share Repurchase Program, at cost	—	—	(1.6)	—	(60.8)	—	(339.2)	1.6	400.0	—	—	—
Repurchase of common stock pursuant to the December 2019 Share Repurchase Program, at cost	—	—	—	—	—	—	—	(16.7)	(5,000.0)	(5,000.0)	—	(5,000.0)
Retirement of common stock pursuant to the December 2019 Share Repurchase Program, at cost	—	—	(16.7)	—	(121.3)	—	(4,878.7)	16.7	5,000.0	—	—	—
Repurchase of common stock pursuant to the March 2019 Share Repurchase Program, at cost	—	—	—	—	—	—	—	(4.1)	(1,279.1)	(1,279.1)	—	(1,279.1)
Retirement of common stock pursuant to the March 2019 Share Repurchase Program, at cost	—	—	(4.1)	—	(71.0)	—	(1,208.1)	4.1	1,279.1	—	—	—
Issuance of common stock under stock option and stock purchase plans	—	—	0.2	—	49.3	—	—	—	—	49.3	—	49.3
Issuance of common stock under stock award plan	—	—	0.4	—	—	—	(53.7)	—	—	(53.7)	—	(53.7)
Compensation expense related to share-based payments	—	—	—	—	204.5	—	—	—	—	204.5	—	204.5
Other	—	—	—	—	(0.7)	—	—	—	—	(0.7)	—	(0.7)
Balance, December 31, 2020	—	$—	176.2	$0.1	$—	$(299.0)	$13,976.3	(23.8)	$(2,977.1)	$10,700.3	$(14.2)	$10,686.1

See accompanying notes to these consolidated financial statements.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:	Summary of Significant Accounting Policies
References in these notes to "Biogen," the "company," "we," "us" and "our" refer to Biogen Inc. and its consolidated subsidiaries.
Business Overview
Biogen is a global biopharmaceutical company focused on discovering, developing and delivering innovative therapies for people living with serious and complex diseases worldwide. We have a broad portfolio of medicines to treat multiple sclerosis (MS), have introduced the first approved treatment for spinal muscular atrophy (SMA) and co-developed two treatments to address a defining pathology of Alzheimer’s disease.We are focused on advancing our pipeline in neurology, neuropsychiatry, specialized immunology and rare diseases. We support our drug discovery and development efforts through internal research and development programs and external collaborations.
Our marketed products include TECFIDERA, VUMERITY, AVONEX, PLEGRIDY, TYSABRI and FAMPYRA for the treatment of MS; SPINRAZA for the treatment of SMA; ADUHELM for the treatment of Alzheimer's disease; and FUMADERM for the treatment of severe plaque psoriasis. We also collaborate with Eisai Co., Ltd. (Eisai) on the commercialization of LEQEMBI for the treatment of Alzheimer's disease, which was granted accelerated approval by the U.S. Food and Drug Administration (FDA) in January 2023. We have certain business and financial rights with respect to RITUXAN for the treatment of non-Hodgkin's lymphoma, chronic lymphocytic leukemia (CLL) and other conditions; RITUXAN HYCELA for the treatment of non-Hodgkin's lymphoma and CLL; GAZYVA for the treatment of CLL and follicular lymphoma; OCREVUS for the treatment of primary progressive MS (PPMS) and relapsing MS (RMS); LUNSUMIO (mosunetuzumab), which was granted accelerated approval in the U.S. during the fourth quarter of 2022 for the treatment of relapsed or refractory follicular lymphoma; glofitamab, an investigational bispecific antibody for the potential treatment of non-Hodgkin's lymphoma; and have the option to add other potential anti-CD20 therapies, pursuant to our collaboration arrangements with Genentech, Inc. (Genentech), a wholly-owned member of the Roche Group.
In addition to continuing to invest in new potential innovation in MS and SMA we are advancing our mid-to-late stage programs including zuranolone for major depressive disorder (MDD) and postpartum depression (PPD), BIIB080 for Alzheimer's disease, tofersen for amyotrophic lateral sclerosis (ALS) and both litifilimab and dapirolizumab pegol for certain forms of lupus.
We also commercialize biosimilars of advanced biologics including BENEPALI, an etanercept biosimilar referencing ENBREL, IMRALDI, an adalimumab biosimilar referencing HUMIRA, and FLIXABI, an infliximab biosimilar referencing REMICADE, in certain countries in Europe, as well as BYOOVIZ, a ranibizumab biosimilar referencing LUCENTIS, in the U.S. We continue to develop potential biosimilar products including BIIB800, a proposed tocilizumab biosimilar referencing ACTEMRA, and SB15, a proposed aflibercept biosimilar referencing EYLEA.
For additional information on our collaboration arrangements, please read Note 19, Collaborative and Other Relationships, to our consolidated financial statements included in this report.
Consolidation
Our consolidated financial statements reflect our financial statements, those of our wholly-owned subsidiaries and variable interest entities where we are the primary beneficiary. For consolidated entities where we own or are exposed to less than 100.0% of the economics, we record net income (loss) attributable to noncontrolling interests, net of tax in our consolidated statements of income equal to the percentage of the economic or ownership interest retained in such entities by the respective noncontrolling parties. Intercompany balances and transactions are eliminated in consolidation.
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
The length of time and full extent to which the COVID-19 pandemic directly or indirectly impacts our business, results of operations and financial condition, including sales, expense, reserves and allowances, the supply chain, manufacturing, clinical trials, research and development costs and employee-related costs, depends on future developments that are highly uncertain, subject to change and are difficult to predict, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain or treat COVID-19 as well as the economic impact on local, regional, national and international customers and markets. Additionally, the ongoing geopolitical tensions related to the conflict in Ukraine, and the related sanctions and other penalties imposed, are creating substantial uncertainty in the global economy. The extent and duration of the conflict, sanctions and resulting market disruptions are highly unpredictable. We have made estimates of the impact of the COVID-19 pandemic and the ongoing geopolitical conflict in Ukraine within our consolidated financial statements and there may be changes to those estimates in future periods.
Revenue Recognition
We recognize revenue when our customer obtains control of promised goods or services, in an amount that reflects the consideration which we expect to receive in exchange for those goods or services. We recognize revenue following the five-step model prescribed under Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers: (i) identify contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) we satisfy the performance obligations.
Product Revenue
In the U.S., we sell our products primarily to wholesale and specialty distributors and specialty pharmacies. In other countries, we sell our products primarily to wholesale distributors, hospitals, pharmacies and other third-party distribution partners. These customers subsequently resell our products to health care providers and patients. In addition, we enter into arrangements with health care providers and payors that provide for government-mandated or privately-negotiated discounts and allowances related to our products.
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

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
•Medicaid rebates: relate to our estimated obligations to states under established reimbursement arrangements. Rebate accruals are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a liability which is included in accrued expense and other current liabilities in our consolidated balance sheets. Our liability for Medicaid rebates consists of estimates for claims that a state will make for the current quarter, claims for prior quarters that have been estimated for which an invoice has not been received, invoices received for claims from the prior quarters that have not been paid and an estimate of potential claims that will be made for inventory that exists in the distribution channel at period end.
•Governmental rebates: or chargebacks, including VA and PHS discounts, represent our estimated obligations resulting from contractual commitments to sell products to qualified healthcare providers at prices lower than the list prices we charge to wholesalers which provide those products. The wholesaler charges us for the difference between what the wholesaler pays for the products and the ultimate selling price to the qualified healthcare providers. Rebate and chargeback reserves are established in the same period as the related revenue is recognized, resulting in a reduction of product revenue and a reduction in the net accounts receivable. Chargeback amounts are generally determined at the time of resale to the qualified healthcare provider from the wholesaler, and we generally issue credits for such amounts within a few weeks of the wholesaler notifying us about the resale. Our reserves for VA, PHS and other chargebacks consist of amounts for inventory that exists at the wholesalers that we expect will be sold to qualified healthcare providers and chargebacks that wholesalers have claimed for which we have not issued a credit.
•Managed care rebates: represent our estimated obligations to third-parties, primarily pharmacy benefit managers. Rebate accruals are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a liability which is included in accrued expense and other current liabilities in our consolidated balance sheets. These rebates result from performance-based goals, formulary position and price increase limit allowances (price protection). The calculation of the accrual for these rebates is based on an estimate of the coverage patterns and the resulting applicable contractual rebate rate(s) to be earned over a contractual period.
•Copay assistance: represents financial assistance to qualified patients, assisting them with prescription drug co-payments required by insurance. The calculation of the accrual for copay is based on an estimate of claims and the cost per claim that we expect to receive associated with inventory that exists in the distribution channel at period end.
•Pharmacy rebates: represent our estimated obligations resulting from contractual commitments to sell products to specific pharmacies. Rebate accruals are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a liability which is included in accrued expense and other current liabilities in our consolidated balance sheets. These rebates result from contracted discounts on product purchased or product dispensed. The calculation of the accrual for these rebates is based on an estimate of the pharmacy’s buying or dispensing patterns and the resulting applicable contractual rebate rate(s) to be earned over the contractual period.
•Other governmental rebates: non-U.S. pharmaceutical taxes or applicable allowances primarily relate to mandatory rebates and discounts in international markets where government-sponsored healthcare systems are the primary payors for healthcare.
Product return reserves are established for returns made by wholesalers and are recorded in the period the related revenue is recognized, resulting in a reduction to product revenue. In accordance with contractual terms, wholesalers are permitted to return product for reasons such as damaged or expired product. The majority of

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
(ii)    royalty revenue on sales of OCREVUS; and
(ii)     other revenue from anti-CD20 therapeutic programs, which consists of our share of pre-tax co-promotion profits on RITUXAN in Canada.
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
We recognize royalty revenue on sales of OCREVUS based on our estimates from third party and market research data of OCREVUS sales occurring during the corresponding period. Differences between actual and estimated royalty revenue will be adjusted for in the period in which they become known, which is generally expected to be the following quarter.
In January 2022 we exercised our option with Genentech to participate in the joint development and commercialization of LUNSUMIO, which was later approved by the FDA in December 2022. Under our collaboration with Genentech, we will be entitled to co-promotion operating profits and losses in the U.S. for LUNSUMIO.
Prior to regulatory approval, we record our share of the expense incurred by the collaboration for the development of anti-CD20 products within research and development expense and pre-commercialization costs within selling, general and administrative expense in our consolidated statements of income. After an anti-CD20 product is approved, we record our share of the development and sales and marketing expense related to that product as a reduction of our share of pre-tax profits in revenue from anti-CD20 therapeutic programs.
Accordingly, Biogen recorded its share of the expense incurred in connection with the development of LUNSUMIO within research and development expense and its share of pre-commercialization costs within selling, general and administrative expense through December 2022, when regulatory approval was granted by the FDA. Beginning in January 2023, our share of any pre-tax profits and losses in the U.S. for LUNSUMIO will be reflected as a component of revenue from anti-CD20 therapeutic programs within our consolidated statements of income.
For additional information on our relationship with Genentech, please read Note 19, Collaborative and Other Relationships, to these consolidated financial statements.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Other Revenue
Contract Manufacturing and Other Revenue
We record contract manufacturing and other revenue primarily from amounts earned under contract manufacturing agreements. Revenue under contract manufacturing agreements is recognized when the customer obtains control of the product, which may occur at a point in time or over time depending on the terms and conditions of the agreement.
Royalty Revenue
Royalty revenue reflects the royalties we receive from net sales on products related to patents that we have out-licensed, as well as royalty revenue on biosimilar products from our collaboration arrangements with Samsung Bioepis Co., Ltd. (Samsung Bioepis). These arrangements resulted from an exchange of a license and utilize the sales and usage based royalty exception. Therefore, royalties received are recognized as the underlying sales occur.
Collaborative and Other Relationships
We also have a number of significant collaborative and other third-party relationships for revenue and for the development, regulatory approval, commercialization and marketing of certain of our products and product candidates. Where we are the principal on sales transactions with third parties, we recognize revenue, cost of sales and operating expense on a gross basis in their respective lines in our consolidated statements of income. Where we are not the principal on sales transactions with third parties, our share of the revenue, cost of sales and operating expense is recorded as a component of other revenue in our consolidated statements of income.
Our development and commercialization arrangements with Genentech, Eisai and Samsung Bioepis represent collaborative arrangements as each party is an active participant in one or more joint operating activities and is exposed to significant risks and rewards of these arrangements. These arrangements resulted from an exchange of a license and utilize the sales and usage based royalty exception, as applicable. Therefore, revenue relating to royalties or profit-sharing amounts received is recognized as the underlying sales occur.
For additional information on our collaboration arrangements with Genentech, Eisai and Samsung Bioepis, please read Note 19, Collaborative and Other Relationships, to these consolidated financial statements.
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
The majority of our financial assets have been classified as Level 2. Our financial assets (which typically include our cash equivalents, marketable debt securities and certain of our marketable equity securities, derivative contracts and plan assets for deferred compensation) have been initially valued at the transaction price and subsequently valued, at the end of each reporting period, utilizing third-party pricing services or option pricing valuation models. The pricing services utilize industry standard valuation models, including both income and market-based approaches and observable market inputs to determine value. These observable market inputs include reportable trades, benchmark yields, credit spreads, broker/dealer quotes, bids, offers, current spot rates and other industry and economic events.
We validate the prices provided by our third-party pricing services by understanding the models used, obtaining market values from other pricing sources and analyzing pricing data in certain instances. The option pricing valuation models use assumptions within the model, including the term, stock price volatility, constant maturity risk-free interest rate and dividend yield. After completing our validation procedures, we did not adjust or override any fair value measurements provided by our pricing services as of December 31, 2022 and 2021.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Other Assets and Liabilities
The carrying amounts reflected in our consolidated balance sheets for current accounts receivable, due from anti-CD20 therapeutic programs, other current assets, accounts payable and accrued expense and other, approximate fair value due to their short-term maturities.
Cash and Cash Equivalents
We consider only those investments that are highly liquid, readily convertible to cash and that mature within three months from date of purchase to be cash equivalents. As of December 31, 2022 and 2021, cash equivalents were comprised of money market funds, commercial paper, overnight reverse repurchase agreements and other debt securities with maturities less than three months from the date of purchase.
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
Receivables from Samsung BioLogics
In April 2022 we completed the sale of our 49.9% equity interest in Samsung Bioepis to Samsung BioLogics Co., Ltd (Samsung BioLogics), which resulted in a receivable of approximately $1.3 billion in cash to be deferred over two payments of approximately $812.5 million due at the first anniversary and approximately $437.5 million due at the second anniversary of the closing of this transaction. The payments due to us from Samsung BioLogics have been recorded at their estimated fair values through the use of risk-adjusted discount rates. For additional information on the accounting for the sale of our equity interest in Samsung Bioepis and these receivables, please read Note 3, Dispositions, to these consolidated financial statements.
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
Marketable Securities and Other Investments
Marketable Debt Securities
Available-for-sale marketable debt securities are recorded at fair market value and unrealized gains and losses are included in accumulated other comprehensive income (loss) in equity, net of related tax effects, unless the security has experienced a credit loss, we have determined that we have the intent to sell the security or we have determined that it is more likely than not that we will have to sell the security before its expected recovery. Realized gains and losses are reported in other (income) expense, net on a specific identification basis.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Marketable Equity Securities and Venture Capital Funds
Our marketable equity securities are recorded at fair market value and unrealized gains and losses are included in other (income) expense, net in our consolidated statements of income. Our marketable equity securities represent investments in publicly traded equity securities and are included in investments and other assets in our consolidated balance sheets.
Our investments in venture capital funds are recorded at net asset value, which approximates fair value, and unrealized gains and losses are included in other (income) expense, net in our consolidated statements of income. The underlying investments of the venture capital funds in which we invest are in equity securities of certain biotechnology companies and are included in investments and other assets in our consolidated balance sheets.
Non-Marketable Equity Securities
We also invest in equity securities of companies whose securities are not publicly traded and where fair value is not readily available. These investments are recorded using either the equity method of accounting or the cost minus impairment adjusted for observable price changes, depending on our ownership percentage and other factors that suggest we have significant influence. We monitor these investments to evaluate whether any increase or decline in their value has occurred, based on the implied value of recent company financings, public market prices of comparable companies and general market conditions. These investments are included in investments and other assets in our consolidated balance sheets.
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
Capitalization of Inventory Costs
We capitalize inventory costs associated with our products prior to regulatory approval, when, based on management’s judgment, future commercialization is considered probable and the future economic benefit is

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
expected to be realized. We consider numerous attributes in evaluating whether the costs to manufacture a particular product should be capitalized as an asset. We assess the regulatory approval process and where the particular product stands in relation to that approval process, including any known safety or efficacy concerns, potential labeling restrictions and other impediments to approval. We evaluate our anticipated research and development initiatives and constraints relating to the product and the indication in which it will be used. We consider our manufacturing environment including our supply chain in determining logistical constraints that could hamper approval or commercialization. We consider the shelf life of the product in relation to the expected timeline for approval and we consider patent related or contract issues that may prevent or delay commercialization. We also base our judgment on the viability of commercialization, trends in the marketplace and market acceptance criteria. Finally, we consider the reimbursement strategies that may prevail with respect to the product and assess the economic benefit that we are likely to realize. We expense previously capitalized costs related to pre-approval inventory upon changes in such judgments, due to, among other potential factors, a denial or significant delay of approval by necessary regulatory bodies.
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

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
When we dispose of property, plant and equipment, we remove the associated cost and accumulated depreciation from the related accounts in our consolidated balance sheets and include any resulting gain or loss in our consolidated statements of income.
Leases
We determine if an arrangement is a lease at contract inception. Operating lease assets represent our right to use an underlying asset for the lease term and operating lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease assets and liabilities are recognized at the commencement date of the lease based upon the present value of lease payments over the lease term. When determining the lease term, we include options to extend or terminate the lease when it is reasonably certain that they will be exercised.
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
We also have real estate lease agreements which are subleased to third-parties. Operating leases for which we are the sublessor are included in accrued expense and other and other long-term liabilities in our consolidated balance sheets. We recognize sublease income on a straight-line basis over the lease term in our consolidated statements of income.
For additional information on our leases, please read Note 12, Leases, to these consolidated financial statements.
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
We amortize the intangible assets related to our marketed products using the economic consumption method based on revenue generated from the products underlying the related intangible assets. An analysis of the anticipated lifetime revenue of our marketed products is performed annually during our long-range planning cycle and whenever events or changes in circumstances would significantly affect anticipated lifetime revenue of the relevant products.
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

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Acquired In-process Research and Development (IPR&D)
Acquired IPR&D represents the fair value assigned to research and development assets that have not reached technological feasibility. The value assigned to acquired IPR&D is determined by estimating the costs to develop the acquired technology into commercially viable products, estimating the resulting revenue from the projects and discounting the net cash flow to present value. The revenue and cost projections used to value acquired IPR&D are, as applicable, reduced based on the probability of success of developing a new drug. Additionally, the projections consider the relevant market sizes and growth factors, expected trends in technology and the nature and expected timing of new product introductions by us and our competitors. The rates utilized to discount the net cash flow to present value are commensurate with the stage of development of the projects and uncertainties in the economic estimates used in the projections. Upon the acquisition of IPR&D, we complete an assessment of whether our acquisition constitutes the purchase of a single asset or a group of assets. We consider multiple factors in this assessment, including the nature of the technology acquired, the presence or absence of separate cash flow, the development process and stage of completion, quantitative significance and our rationale for entering into the transaction.
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
Goodwill
Goodwill represents the difference between the purchase price and the fair value of the identifiable tangible and intangible net assets when accounted for using the purchase method of accounting. Goodwill is not amortized, but is reviewed for impairment annually, as of October 31, and whenever events or changes in circumstances indicate that the carrying value of the goodwill may not be recoverable.
We compare the fair value of our reporting unit to its carrying value. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of our reporting unit, we would record an impairment loss equal to the difference. As described in Note 25, Segment Information, to these consolidated financial statements, we operate as one operating segment, which is our only reporting unit.
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

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
Net Investment Derivative Instruments
Designated net investment hedges are recognized as either assets or liabilities, at fair value, in our consolidated balance sheets. We hedge the changes in the spot exchange rate in accumulated other comprehensive income (loss) and exclude changes to the forward rate and amortize the forward points in other (income) expense, net in our consolidated statements of income over the term of the contract. We classify the cash flow from these instruments in the same category as the cash flow from the hedged items.
Beginning in the second quarter of 2022 we no longer held net investment hedges as they were closed with the sale of our 49.9% equity interest in Samsung Bioepis in April 2022. For additional information on the sale of our equity interest in Samsung Bioepis, please read Note 3, Dispositions, to these consolidated financial statements.
For additional information on our derivative instruments and hedging activities, please read Note 10, Derivative Instruments, to these consolidated financial statements.
Translation of Foreign Currencies
The functional currency for most of our foreign subsidiaries is their local currency. For our non-U.S. subsidiaries that transact in a functional currency other than the U.S. dollar, assets and liabilities are translated at current rates of exchange at the balance sheet date. Income and expense items are translated at the average foreign currency exchange rates for the period. Adjustments resulting from the translation of the financial statements of our foreign operations into U.S. dollars are excluded from the determination of net income and are recorded in accumulated other comprehensive income (loss), as a separate component of equity. For subsidiaries where the functional currency of the assets and liabilities differ from the local currency, non-monetary assets and liabilities are translated at the rate of exchange in effect on the date assets were acquired while monetary assets and liabilities are translated at current rates of exchange as of the balance sheet date. Income and expense items are translated at the average foreign currency rates for the period. Translation adjustments of these subsidiaries are included in other (income) expense, net in our consolidated statements of income.

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
The fair values of our stock option grants are estimated as of the date of grant using a Black-Scholes option valuation model. The estimated fair values of the stock options are then expensed over the options' vesting periods.
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

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
From time to time, we enter into development agreements in which we share expenses with a collaborative partner. We record payments received from our collaborative partners for their share of the development costs as a reduction of research and development expense, except as discussed in Note 19, Collaborative and Other Relationships, to these consolidated financial statements. Expenses incurred by Genentech in the ongoing development of RITUXAN, GAZYVA and other products for which an initial indication has been approved are not recorded as research and development expense, but rather reduce our share of profits recorded as a component of revenue from anti-CD20 therapeutic programs.
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
Advertising costs are expensed as incurred. For the years ended December 31, 2022, 2021 and 2020, advertising costs totaled $54.1 million, $98.7 million and $111.8 million, respectively.
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

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
Fair Value Measurements
In June 2022 the FASB issued Accounting Standards Update (ASU) No. 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. This standard clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. This standard becomes effective for us on January 1, 2024. We elected to early adopt this standard on a prospective basis during the third quarter of 2022. Upon adoption, we recorded an immaterial amount in other (income) expense, net in our consolidated statements of income, as a result of removing the impact of the remaining contractual sale restrictions from the fair value measurement of certain shares in Sage Therapeutics, Inc. (Sage).
Income Taxes
In December 2019 the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This standard removes certain exceptions to the general principles in Topic 740 and simplifies certain other aspects of the accounting for income taxes. This standard became effective for us on January 1, 2021, and did not have a material impact on our consolidated financial statements and related disclosures.

Note 2:	Acquisitions
BIIB118 Acquisition
In March 2020 we acquired BIIB118 (CK1 inhibitor) for the potential treatment of patients with behavioral and neurological symptoms across various psychiatric and neurological diseases from Pfizer Inc. (Pfizer). In connection with this acquisition, we made an upfront payment of $75.0 million to Pfizer, which was accounted for as an asset acquisition and recorded as acquired IPR&D in our consolidated statements of income for the year ended December 31, 2020. In 2022 we discontinued further development of BIIB118 based on the decision by management as part of its strategic review process.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3:	Dispositions
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
Prior to the sale, the carrying value of our investment in Samsung Bioepis totaled $581.6 million. For the year ended December 31, 2022, we recognized a pre-tax gain of approximately $1.5 billion related to this transaction, which was recorded in other (income) expense, net in our consolidated statements of income. This pre-tax gain included reclassifications from accumulated other comprehensive income (loss) to net income of approximately $58.9 million in cumulative translation losses, partially offset by approximately $57.0 million in gains resulting from the termination of our net investment hedge.
We have concluded that the divestment of Samsung Bioepis does not meet the criteria to be reported as discontinued operations in our consolidated financial statements, as our decision to divest this business does not represent a strategic shift that will have a major effect on our operations and financial results.
We elected the fair value option and measured the payments due to us from Samsung BioLogics at fair value. As of December 31, 2022, the estimated fair values of the first and second payments using risk-adjusted discount rates of 5.7% and 5.9%, respectively, were approximately $798.8 million and $405.4 million, respectively. These payments have been classified as level 3 measurements and are reflected in other current assets and investments and other assets, respectively, in our consolidated balance sheets.
For the year ended December 31, 2022, we recognized a gain of approximately $10.7 million and a loss of approximately $1.4 million to reflect the changes in fair value related to our first and second payments, respectively. These changes were recorded in other (income) expense, net in our consolidated statements of income.
As part of this transaction, we are also eligible to receive up to an additional $50.0 million upon the achievement of certain commercial milestones. Our policy for contingent payments of this nature is to recognize the payments in the period that they become realizable, which is generally the same period in which the payments are earned.
If any payments due to us remain outstanding after the second anniversary of the closing of this transaction, we may elect to receive shares of Samsung BioLogics common stock at a 5.0% discount in lieu of a cash payment for the remaining amount due. Currently, we believe that the likelihood of Samsung BioLogics failing to make timely payments to us for the amounts due is remote.
Additionally, for the year ended December 31, 2022, we recorded a discrete tax expense of approximately $257.9 million related to this transaction, which is reflected in income tax (benefit) expense in our consolidated statements of income.

Note 4:	Restructuring
2022 Cost Saving Initiatives
In December 2021 and May 2022 we announced our plans to implement a series of cost-reduction measures during 2022. These savings are being achieved through a number of initiatives, including reductions to our workforce, the substantial elimination of our commercial ADUHELM infrastructure, the consolidation of certain real estate locations and operating efficiency gains across our selling, general and administrative and research and development functions.
Under these initiatives, we estimate we will incur total restructuring charges of approximately $131.0 million, primarily related to severance. These amounts were substantially incurred during 2022. As of December 31, 2022, approximately $35.9 million remained in our restructuring reserve and payments are expected to be made through 2026.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the year ended December 31, 2022, we recognized approximately $131.1 million of net pre-tax restructuring charges related to our 2022 cost saving initiatives, of which approximately $112.6 million consisted of employee severance costs. These costs were recorded in restructuring charges in our consolidated statements of income. Our restructuring reserve is included in accrued expense and other in our consolidated balance sheets.
In September 2022 we entered into an agreement to partially terminate a portion of our lease located at 300 Binney Street, Cambridge, MA (300 Binney Street), as well as to reduce the lease term for the majority of the remaining space. This resulted in a gain of approximately $5.3 million, which was recorded within restructuring charges in our consolidated statements of income for the year ended December 31, 2022. For additional information on our 300 Binney Street lease modification, please read Note 12, Leases, to these consolidated financial statements.
Following an evaluation of our current capacity needs, in March 2022 we ceased using a patient services office space in Durham, NC. Our decision to cease use of the facility resulted in the immediate expense of certain leasehold improvements and other assets at this facility. As a result, we recognized approximately $10.4 million of accelerated depreciation expense, which was recorded in restructuring charges in our consolidated statements of income for the year ended December 31, 2022. In May 2022 we entered into a lease assignment agreement whereby we assigned our remaining lease obligations to an external third party. As a result of the lease assignment, we derecognized the related operating lease obligation and right-of-use asset during the second quarter of 2022.
For the year ended December 31, 2022, we recognized other restructuring costs of approximately $13.2 million, which were recorded in restructuring charges in our consolidated statements of income. Other restructuring costs include items such as facility closure costs, employee non-severance expense, asset write-offs and other costs.
The following table summarizes the charges and spending related to our 2022 workforce reductions for the year ended December 31, 2022:

(In millions)	Total
Restructuring reserve, December 31, 2021	$—
Expense	112.6
Payment	(78.0)
Foreign currency and other adjustments	1.3
Restructuring reserve, December 31, 2022	$35.9

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5:	Revenue
Product Revenue
Revenue by product are summarized as follows:

	For the Years Ended December 31,
	2022			2021			2020
(In millions)	United States	Rest of World	Total	United States	Rest of World	Total	United States	Rest of World	Total
Multiple Sclerosis (MS):
TECFIDERA	$417.7	$1,026.2	$1,443.9	$680.6	$1,271.3	$1,951.9	$2,677.7	$1,163.4	$3,841.1
VUMERITY(1)	521.3	32.1	553.4	408.9	1.5	410.4	64.3	—	64.3
Total Fumarate	939.0	1,058.3	1,997.3	1,089.5	1,272.8	2,362.3	2,742.0	1,163.4	3,905.4
AVONEX	649.2	324.3	973.5	830.2	378.5	1,208.7	1,083.4	408.5	1,491.9
PLEGRIDY	148.4	183.5	331.9	152.9	204.5	357.4	190.1	195.5	385.6
Total Interferon	797.6	507.8	1,305.4	983.1	583.0	1,566.1	1,273.5	604.0	1,877.5
TYSABRI	1,123.4	907.5	2,030.9	1,142.2	920.9	2,063.1	1,096.8	849.3	1,946.1
FAMPYRA	—	96.6	96.6	—	105.2	105.2	—	103.1	103.1
Subtotal: MS	2,860.0	2,570.2	5,430.2	3,214.8	2,881.9	6,096.7	5,112.3	2,719.8	7,832.1

Spinal Muscular Atrophy:
SPINRAZA	600.2	1,193.3	1,793.5	587.9	1,317.2	1,905.1	787.8	1,264.3	2,052.1

Biosimilars:
BENEPALI	—	441.0	441.0	—	498.3	498.3	—	481.6	481.6
IMRALDI	—	224.5	224.5	—	233.4	233.4	—	216.3	216.3
FLIXABI	—	81.3	81.3	—	99.4	99.4	—	97.9	97.9
BYOOVIZ(2)	4.3	—	4.3	—	—	—	—	—	—
Subtotal: Biosimilars	4.3	746.8	751.1	—	831.1	831.1	—	795.8	795.8

Other:
FUMADERM	—	8.2	8.2	—	11.0	11.0	—	12.2	12.2
ADUHELM	4.8	—	4.8	3.0	—	3.0	—	—	—
Total product revenue	$3,469.3	$4,518.5	$7,987.8	$3,805.7	$5,041.2	$8,846.9	$5,900.1	$4,792.1	$10,692.2

(1) VUMERITY became commercially available in the E.U. during the fourth quarter of 2021.
(2) BYOOVIZ launched in the U.S. in June 2022 and became commercially available during the third quarter of 2022.
We recognized revenue from two wholesalers accounting for 26.8% and 11.1% of gross product revenue in 2022, 28.8% and 10.1% of gross product revenue in 2021 and 30.5% and 15.3% of gross product revenue in 2020, respectively.
As of December 31, 2022, two wholesale distributors individually accounted for approximately 22.7% and 10.9% of net accounts receivable associated with our product sales, as compared to 21.9% and 10.2% as of December 31, 2021, respectively.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
An analysis of the change in reserves for discounts and allowances is summarized as follows:

	December 31, 2022
(In millions)	Discounts	Contractual Adjustments	Returns	Total
Beginning balance	$137.7	$759.6	$38.0	$935.3
Current provisions relating to sales in current year	666.6	2,715.5	12.3	3,394.4
Adjustments relating to prior years	(2.8)	1.4	(7.2)	(8.6)
Payments/credits relating to sales in current year	(514.9)	(2,060.7)	(1.2)	(2,576.8)
Payments/credits relating to sales in prior years	(132.8)	(558.1)	(18.4)	(709.3)
Ending balance	$153.8	$857.7	$23.5	$1,035.0

	December 31, 2021
(In millions)	Discounts	Contractual Adjustments	Returns	Total
Beginning balance	$141.4	$1,093.0	$41.6	$1,276.0
Current provisions relating to sales in current year	736.7	2,948.7	15.2	3,700.6
Adjustments relating to prior years	(4.0)	(96.1)	(3.3)	(103.4)
Payments/credits relating to sales in current year	(599.3)	(2,283.1)	(0.4)	(2,882.8)
Payments/credits relating to sales in prior years	(137.1)	(902.9)	(15.1)	(1,055.1)
Ending balance	$137.7	$759.6	$38.0	$935.3

	December 31, 2020
(In millions)	Discounts	Contractual Adjustments	Returns	Total
Beginning balance	$131.1	$1,027.3	$40.5	$1,198.9
Current provisions relating to sales in current year	774.7	3,308.8	19.0	4,102.5
Adjustments relating to prior years	(1.0)	(54.0)	1.3	(53.7)
Payments/credits relating to sales in current year	(635.1)	(2,426.1)	—	(3,061.2)
Payments/credits relating to sales in prior years	(128.3)	(763.0)	(19.2)	(910.5)
Ending balance	$141.4	$1,093.0	$41.6	$1,276.0
The total reserves above, which are included in our consolidated balance sheets, are summarized as follows:

	As of December 31,
(In millions)	2022	2021
Reduction of accounts receivable	$143.4	$133.2
Component of accrued expense and other	891.6	802.1
Total revenue-related reserves	$1,035.0	$935.3
Revenue from Anti-CD20 Therapeutic Programs
Revenue from anti-CD20 therapeutic programs is summarized in the table below. For purposes of this footnote, we refer to RITUXAN and RITUXAN HYCELA collectively as RITUXAN.

	For the Years Ended December 31,
(In millions)	2022	2021	2020
Royalty revenue on sales of OCREVUS	$1,136.3	$991.7	$845.4
Biogen's share of pre-tax profits in the U.S. for RITUXAN and GAZYVA	547.0	647.7	1,080.2
Other revenue from anti-CD20 therapeutic programs	17.2	19.1	52.2
Total revenue from anti-CD20 therapeutic programs	$1,700.5	$1,658.5	$1,977.8
Approximately 16.7%, 15.1% and 14.7% of our total revenue in 2022, 2021 and 2020, respectively, was derived from our collaboration arrangements with Genentech. For additional information on our collaboration

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
arrangements with Genentech, please read Note 19, Collaborative and Other Relationships, to these consolidated financial statements.
Other Revenue
Other revenue consists of royalty revenue and contract manufacturing and other revenue and is summarized as follows:

	For the Years Ended December 31,
(In millions)	2022	2021	2020
Contract manufacturing and other revenue	$417.7	$427.7	$719.1
Royalty revenue	67.4	48.6	55.5
Total other revenue	$485.1	$476.3	$774.6
Contract Manufacturing and Other Revenue
Contract manufacturing and other revenue primarily reflects amounts earned under contract manufacturing agreements with our strategic customers.
During the third quarter of 2019, we amended our agreement with a contract manufacturing customer pursuant to which we licensed certain of our manufacturing-related intellectual property to the customer. In the second quarter of 2020, the customer received regulatory approval for its product that is being manufactured using certain of our manufacturing-related intellectual property. As a result we were entitled to $500.0 million in a series of three payments. The first payment became due upon a regulatory approval of such product and was received during the second quarter of 2020. The second payment became due upon the first anniversary of the regulatory approval and was received during the second quarter of 2021. The third payment became due upon the second anniversary of the regulatory approval and was received during the second quarter of 2022.
Contract manufacturing and other revenue for the year ended December 31, 2020, reflects $346.2 million related to the delivery of the license for certain of our manufacturing-related intellectual property under the amended agreement, as discussed above, and the performance of manufacturing product supply services for such customer. We allocated the remaining $153.8 million of the $500.0 million transaction price to the performance of manufacturing product supply services for the customer, which we expect to perform through 2026. The value allocated to the manufacturing services was based on expected demand for supply and the fair value of comparable manufacturing and development services.
Royalty Revenue
Royalty revenue reflects the royalties we receive from net sales on products related to patents that we have out-licensed, as well as royalty revenue on biosimilar products from our collaboration arrangements with Samsung Bioepis.
For additional information on our collaboration arrangements with Samsung Bioepis, please read Note 19, Collaborative and Other Relationships, to these consolidated financial statements.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6:	Inventory
The components of inventory are summarized as follows:

	As of December 31,
(In millions)	2022	2021
Raw materials	$413.2	$349.6
Work in process(1)	751.9	814.0
Finished goods	200.4	187.9
Total inventory	$1,365.5	$1,351.5

Balance Sheet Classification:
Inventory	$1,344.4	$1,351.5
Investments and other assets	21.1	—
Total inventory	$1,365.5	$1,351.5

(1) Work in process inventory as of December 31, 2022, includes approximately $89.8 million related to LEQEMBI.
Long-term inventory is included in investments and other assets in our consolidated balance sheets.
Inventory amounts written down as a result of excess, obsolescence or unmarketability are charged to cost of sales, and totaled $336.2 million, $167.6 million and $26.6 million for the years ended December 31, 2022, 2021 and 2020, respectively.
Inventory Write-Offs
In April 2022 the Centers for Medicare and Medicaid Services (CMS) released the final National Coverage Decision (NCD) for the class of anti-amyloid treatments in Alzheimer's disease, including ADUHELM. The final NCD confirmed coverage with evidence development, in which patients with Medicare can only access treatment if they are part of an approved clinical trial. We expect that this decision will reduce future demand for ADUHELM to a minimal level. During the first quarter of 2022 we wrote-off approximately $275.0 million of inventory related to ADUHELM, as a result of this CMS decision, which was recognized in cost of sales within our consolidated statements of income for the year ended December 31, 2022. We have recognized approximately $136.0 million related to Eisai's 45.0% share of these charges in collaboration profit (loss) sharing within our consolidated statements of income for the year ended December 31, 2022.
During the fourth quarter of 2021 we wrote-off approximately $120.0 million of inventory in excess of forecasted demand related to ADUHELM, which was recognized in cost of sales within our consolidated statements of income for the year ended December 31, 2021. We have recognized approximately $59.0 million related to Eisai's 45.0% share of these charges in collaboration profit (loss) sharing within our consolidated statements of income for the year ended December 31, 2021.
As of December 31, 2022, the carrying value of our ADUHELM inventory was immaterial. As of December 31, 2021, we had approximately $223.0 million of ADUHELM inventory. For additional information please read Note 19, Collaborative and Other Relationships, to these consolidated financial statements.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7:	Intangible Assets and Goodwill
Intangible Assets
Intangible assets, net of accumulated amortization, impairment charges and adjustments are summarized as follows:

		As of December 31, 2022			As of December 31, 2021
(In millions)	Estimated Life	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Completed technology	4-28 years	$7,415.3	$(5,629.2)	$1,786.1	$7,413.1	$(5,388.5)	$2,024.6
In-process research and development	Indefinite until commercialization	—	—	—	132.7	—	132.7
Trademarks and trade names	Indefinite	64.0	—	64.0	64.0	—	64.0
Total intangible assets		$7,479.3	$(5,629.2)	$1,850.1	$7,609.8	$(5,388.5)	$2,221.3
Amortization and Impairments
Amortization and impairment of acquired intangible assets totaled $365.9 million, $881.3 million and $464.8 million for the years ended December 31, 2022, 2021 and 2020, respectively.
Amortization of acquired intangible assets, excluding impairment charges, totaled $246.3 million, $252.0 million and $255.1 million for the years ended December 31, 2022, 2021 and 2020, respectively. The decrease in amortization of acquired intangible assets, excluding impairment charges, over the three years was primarily due to a lower rate of amortization for acquired intangible assets.
For the year ended December 31, 2022, amortization and impairment of acquired intangible assets reflects the impact of a $119.6 million impairment charge related to vixotrigine (BIIB074) for the potential treatment of diabetic painful neuropathy (DPN).
For the year ended December 31, 2021, amortization and impairment of acquired intangible assets reflects the impact of a $365.0 million impairment charge related to BIIB111 (timrepigene emparvovec), a $220.0 million impairment charge related to BIIB112 (cotoretigene toliparvovec) and a $44.3 million impairment charge related to vixotrigine for the potential treatment of trigeminal neuralgia (TGN).
For the year ended December 31, 2020, amortization and impairment of acquired intangible assets reflects the impact of a $115.0 million impairment charge related to BIIB111, a $75.4 million impairment charge related to BIIB054 (cinpanemab) and a $19.3 million impairment charge related to one of our other IPR&D intangible assets.
Completed Technology
Completed technology primarily relates to our other marketed products and programs acquired through asset acquisitions, licenses and business combinations.
IPR&D Related to Business Combinations
IPR&D represents the fair value assigned to research and development assets that we acquired as part of a business combination and had not yet reached technological feasibility at the date of acquisition. Included in IPR&D balances are adjustments related to foreign currency exchange rate fluctuations. We review amounts capitalized as acquired IPR&D for impairment annually, as of October 31, and whenever events or changes in circumstances indicate to us that the carrying value of the assets might not be recoverable. The carrying value associated with our IPR&D assets as of December 31, 2021, relates to the IPR&D programs we acquired in connection with our acquisition of Convergence Pharmaceuticals Holdings Ltd. (Convergence). As of December 31, 2022, as a result of our decision to discontinue development of vixotrigine, we recognized an impairment charge reducing the remaining book value to zero.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Vixotrigine
In connection with our acquisition of Convergence, we recognized $424.6 million of acquired IPR&D intangible assets for vixotrigine. In the periods following our acquisition of vixotrigine, there were numerous delays in the initiation of Phase 3 studies for the potential treatment of TGN and for the potential treatment of DPN, another form of neuropathic pain. We engaged with the FDA regarding the design of the potential Phase 3 studies of vixotrigine for the potential treatment of TGN and DPN and performed an additional clinical trial of vixotrigine, which was completed during 2022.
The performance of this additional clinical trial delayed the initiation of the Phase 3 studies of vixotrigine for the potential treatment of TGN, and, as a result, we recognized an impairment charge of $44.3 million related to vixotrigine for the potential treatment of TGN during the first quarter of 2021.
During the fourth quarter of 2022 we discontinued further development of vixotrigine based on regulatory, development and commercialization challenges. For the year ended December 31, 2022, we recognized an impairment charge of approximately $119.6 million related to vixotrigine for the potential treatment of DPN, reducing the remaining book value of this IPR&D intangible asset to zero. We also adjusted the value of our contingent consideration obligations related to this asset resulting in a pre-tax gain of approximately $209.1 million, which was recognized in (gain) loss on fair value remeasurement of contingent consideration within our consolidated statements of income.
BIIB111 and BIIB112
In connection with our acquisition of Nightstar Therapeutics plc, we recognized $480.0 million and $220.0 million of acquired IPR&D intangible assets for BIIB111 and BIIB112, respectively. During the fourth quarter of 2020 we recognized an impairment charge of $115.0 million related to BIIB111 as a result of third-party manufacturing delays that impacted the timing and increased the costs associated with advancing BIIB111 through Phase 3 development.
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
In addition, as a result of our decision to suspend further development of BIIB111 and BIIB112, we recorded charges of approximately $39.1 million during the third quarter of 2021 related to our manufacturing arrangements and other costs that we expect to incur as a result of suspending these programs. These charges were recognized in research and development expense in our consolidated statements of income for the year ended December 31, 2021.
BIIB054
In connection with our acquisition of Biogen International Neuroscience GmbH (BIN), we recognized a $110.9 million acquired IPR&D intangible asset. In February 2021 we announced that we discontinued development of BIIB054 as a potential treatment of Parkinson's disease as our Phase 2 SPARK study did not meet its primary or secondary endpoints. Although we made this determination in February 2021, it was based on conditions that existed as of December 31, 2020. As a result, we recognized an impairment charge of approximately $75.4 million during the fourth quarter of 2020 to reduce the fair value of the related IPR&D intangible asset to zero.
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

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Estimated Future Amortization of Intangible Assets
The estimated future amortization of finite-lived intangible assets for the next five years is expected to be as follows:

(In millions)	As of December 31, 2022
2023	$215.0
2024	195.0
2025	190.0
2026	175.0
2027	165.0
Goodwill
The following table provides a roll forward of the changes in our goodwill balance:

	As of December 31,
(In millions)	2022	2021
Goodwill, beginning of year	$5,761.1	$5,762.1
Other	(12.1)	(1.0)
Goodwill, end of year	$5,749.0	$5,761.1
As of December 31, 2022, we had no accumulated impairment losses related to goodwill. Other includes adjustments related to foreign currency exchange rate fluctuations.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8:	Fair Value Measurements
The tables below present information about our assets and liabilities that are regularly measured and carried at fair value and indicate the level within the fair value hierarchy of the valuation techniques we utilized to determine such fair value:

	As of December 31, 2022
(In millions)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$2,847.6	$—	$2,847.6	$—
Marketable debt securities:
Corporate debt securities	1,231.6	—	1,231.6	—
Government securities	810.3	—	810.3	—
Mortgage and other asset backed securities	137.3	—	137.3	—
Marketable equity securities	791.1	791.1	—	—
Other current assets:
Receivable from Samsung BioLogics(1)	798.8	—	—	798.8
Other assets:
Derivative contracts	63.0	—	63.0	—
Plan assets for deferred compensation	32.8	—	32.8	—
Receivable from Samsung BioLogics(1)	405.4	—	—	405.4
Total	$7,117.9	$791.1	$5,122.6	$1,204.2
Liabilities:
Derivative contracts	$26.0	$—	$26.0	$—
Total	$26.0	$—	$26.0	$—

(1) Represents the fair value of the current and non-current payments due from Samsung BioLogics as a result of the sale of our 49.9% equity interest in Samsung Bioepis to Samsung BioLogics during the second quarter of 2022, for which we elected the fair value option. For additional information on the sale of our equity interest in Samsung Bioepis, please read Note 3, Dispositions, to these consolidated financial statements.

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

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The fair value of Level 2 instruments classified as cash equivalents and marketable debt securities was determined through third-party pricing services. In the third quarter of 2022 we elected to early adopt ASU 2022-03 on a prospective basis, which resulted in removing the impact of contractual sale restrictions from the fair value measurement of our remaining Sage common stock subject to certain holding period restrictions. As of December 31, 2022, our entire investment in the common stock of Sage was classified as a Level 1 measurement. Prior to the adoption of this standard, the fair value of Level 2 instruments classified as marketable equity securities represented a portion of our investment in the common stock of Sage and was valued using an option pricing valuation model.
Our investments in the common stock of Sangamo Therapeutics, Inc. (Sangamo) and Denali Therapeutics Inc. (Denali) had holding period restrictions that expired during 2022. As of December 31, 2022, the fair values of our investments in Sangamo and Denali common stock were classified as Level 1 measurements. Prior to the expiration of these holding period restrictions the investments were classified as Level 2 measurements.
Although the contractual holding period restrictions on our investments in Denali, Sage and Sangamo have expired, our ability to liquidate these investments may be limited by the size of our interest, the volume of market related activity, our concentrated level of ownership and potential restrictions resulting from our status as a collaborator. Therefore, we may realize significantly less than the current value of such investments.
For additional information on our investments in Denali, Sangamo and Sage common stock, please read Note 19, Collaborative and Other Relationships, to these consolidated financial statements.
There have been no material impairments of our assets measured and carried at fair value as of December 31, 2022 and 2021. In addition, there have been no changes in valuation techniques as of December 31, 2022 and 2021.
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

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value			Significant Unobservable Input(s)	Range	Weighted Average
(In millions)	2022(1)	2021	Valuation Technique		2021	2022(1)	2021
Liabilities:
Contingent consideration obligations	$—	$209.1	Discounted cash flow	Discount rate	1.30%	—%	1.30%
				Expected timing of achievement of development milestones	2023 to 2027	—	—

(1) During the year ended December 31, 2022, we discontinued the development of vixotrigine and as a result we adjusted the fair value of our contingent consideration obligations to zero.
The weighted average discount rates were calculated based on the relative fair value of our contingent consideration obligations. In addition, we apply various probabilities of technological and regulatory success to the valuation models to estimate the fair values of our contingent consideration obligations, which ranged from 10.9% to certain probability as of December 31, 2021.
There were no transfers of assets or liabilities into or out of Level 3 as of December 31, 2022 and 2021.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Contingent Consideration Obligations
In connection with our acquisitions of Convergence and BIN, we agreed to make additional payments based upon the achievement of certain milestone events. The following table provides a roll forward of the fair values of our contingent consideration obligations, which are classified as Level 3 measurements:

	As of December 31,
(In millions)	2022	2021
Fair value, beginning of year	$209.1	$259.8
Changes in fair value	(209.1)	(50.7)
Fair value, end of year	$—	$209.1
As of December 31, 2021, approximately $209.1 million of the fair value of our total contingent consideration obligations was reflected as a component of other long-term liabilities in our consolidated balance sheets. Changes in the fair values of our contingent consideration obligations are recorded in (gain) loss on fair value remeasurement of contingent consideration in our consolidated statements of income.
For the year ended December 31, 2022, the changes in fair value of our contingent consideration obligations were primarily due to the discontinuation of further development efforts related to vixotrigine for the potential treatment of TGN and DPN, resulting in a reduction of our contingent consideration obligations of approximately $195.4 million, and changes in the interest rates used to revalue our contingent consideration liabilities.
For the year ended December 31, 2021, the changes in fair value of our contingent consideration obligations were primarily due to reductions in the probability of technical and regulatory success and delays in the expected timing of the achievement of certain remaining developmental milestones related to our vixotrigine programs.
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
Convergence Pharmaceuticals Holdings Limited
In connection with our acquisition of Convergence in February 2015 we recorded a contingent consideration obligation of $274.5 million. As of December 31, 2021, the fair value of this contingent consideration obligation was $209.1 million. During the fourth quarter of 2022 we discontinued further development of vixotrigine based on regulatory, development and commercialization challenges. As a result, the fair value of the contingent consideration obligations related to Convergence has been adjusted to zero, resulting in a pre-tax gain of approximately $209.1 million for the year ended December 31, 2022. This pre-tax gain was recorded in (gain) loss on fair value remeasurement of contingent consideration within our consolidated statements of income.
Biogen International Neuroscience GmbH
In connection with our acquisition of BIN in December 2010 we recorded a contingent consideration obligation of $81.2 million. We discontinued further development of BIIB054 for the potential treatment of Parkinson's disease based on the results of a Phase 2 study of BIIB054. Additionally, during the third and fourth quarters of 2020 we discontinued other programs related to our acquisition of BIN for which we had immaterial contingent consideration obligations. As a result, the fair value of the contingent consideration obligations related to our acquisition of BIN was adjusted to zero, resulting in a gain of $101.5 million for the year ended December 31, 2020. This pre-tax gain was recorded in (gain) loss on fair value remeasurement of contingent consideration within our consolidated statements of income.
Nonrecurring Fair Value Measurements
For the year ended December 31, 2022, we recorded impairment charges of $119.6 million related to vixotrigine. As a result, the remaining book values associated with these programs were reduced to zero. For the year ended December 31, 2021, we recorded impairment charges of $365.0 million related to BIIB111 and $220.0 million related to BIIB112. As a result, the remaining book values associated with these programs were reduced to zero.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For additional information on our impairments for intangible assets, please read Note 7, Intangible Assets and Goodwill, to these consolidated financial statements.
Financial Instruments Not Carried at Fair Value
Other Financial Instruments
Due to the short-term nature of certain financial instruments, the carrying value reflected in our consolidated balance sheets for current accounts receivable, due from anti-CD20 therapeutic programs, other current assets, accounts payable and accrued expense and other, approximates fair value.
Debt Instruments
The fair values of our debt instruments, which are Level 2 liabilities, are summarized as follows:

	Fair Value As of December 31,
(In millions)	2022	2021
3.625% Senior Notes due September 15, 2022(1)	$—	$1,020.0
4.050% Senior Notes due September 15, 2025	1,699.9	1,895.2
2.250% Senior Notes due May 1, 2030	1,219.0	1,475.9
5.200% Senior Notes due September 15, 2045	1,033.2	1,463.0
3.150% Senior Notes due May 1, 2050	989.0	1,457.7
3.250% Senior Notes due February 15, 2051	469.1	692.9
Total	$5,410.2	$8,004.7

(1) In July 2022 we redeemed our 3.625% Senior Notes due September 15, 2022 in full. For additional information on the redemption, please read Note 13, Indebtedness, to these consolidated financial statements.
The fair values of each of our series of Senior Notes were determined through market, observable and corroborated sources. The changes in the fair values of our Senior Notes as of December 31, 2022, compared to 2021, are primarily related to increases in U.S. treasury yields used to value our Senior Notes since December 31, 2021. For additional information related to our Senior Notes, please read Note 13, Indebtedness, to these consolidated financial statements.

Note 9:	Financial Instruments
The following table summarizes our financial assets with maturities of less than three months from the date of purchase included in cash and cash equivalents in our consolidated balance sheets:

	As of December 31,
(In millions)	2022	2021
Commercial paper	$177.2	$247.6
Overnight reverse repurchase agreements	59.0	200.0
Money market funds	2,581.5	901.6
Short-term debt securities	29.9	283.0
Total	$2,847.6	$1,632.2
The carrying values of our commercial paper, including accrued interest, overnight reverse repurchase agreements, money market funds and short-term debt securities approximate fair value due to their short-term maturities.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Our marketable equity securities gains (losses) are recorded in other (income) expense, net in our consolidated statements of income. The following tables summarize our marketable debt and equity securities, classified as available for sale:

	As of December 31, 2022
(In millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable debt securities:
Corporate debt securities:
Current	$936.2	$—	$(4.9)	$931.3
Non-current	305.3	0.1	(5.1)	300.3
Government securities:
Current	547.1	0.1	(5.0)	542.2
Non-current	271.4	—	(3.3)	268.1
Mortgage and other asset backed securities:
Current	—	—	—	—
Non-current	139.1	0.1	(1.9)	137.3
Total marketable debt securities	$2,199.1	$0.3	$(20.2)	$2,179.2

Marketable equity securities:
Marketable equity securities, current	$1,133.8	$—	$(342.7)	$791.1
Total marketable equity securities	$1,133.8	$—	$(342.7)	$791.1

	As of December 31, 2021
(In millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable debt securities:
Corporate debt securities:
Current	$723.6	$0.1	$(0.3)	$723.4
Non-current	385.4	0.2	(0.8)	384.8
Government securities:
Current	817.0	—	(0.4)	816.6
Non-current	377.0	0.1	(1.0)	376.1
Mortgage and other asset backed securities:
Current	1.1	—	—	1.1
Non-current	131.8	—	(0.7)	131.1
Total marketable debt securities	$2,435.9	$0.4	$(3.2)	$2,433.1

Marketable equity securities:
Marketable equity securities, current	$33.9	$9.9	$—	$43.8
Marketable equity securities, non-current	1,133.1	151.0	(279.4)	1,004.7
Total marketable equity securities	$1,167.0	$160.9	$(279.4)	$1,048.5

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Summary of Contractual Maturities: Available-for-Sale Debt Securities
The estimated fair value and amortized cost of our marketable debt securities classified as available-for-sale by contractual maturity are summarized as follows:

	As of December 31,
	2022		2021
(In millions)	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost
Due in one year or less	$1,473.5	$1,483.3	$1,541.1	$1,541.7
Due after one year through five years	694.4	703.7	868.2	870.2
Due after five years	11.3	12.1	23.8	24.0
Total marketable debt securities	$2,179.2	$2,199.1	$2,433.1	$2,435.9
The average maturity of our marketable debt securities classified as available-for-sale as of December 31, 2022 and 2021, was approximately 8 months and 10 months, respectively.
Proceeds from Marketable Debt Securities
The proceeds from maturities and sales of marketable debt securities and resulting realized gains and losses are summarized as follows:

	For the Years Ended December 31,
(In millions)	2022	2021	2020
Proceeds from maturities and sales	$3,671.0	$3,405.4	$7,299.4
Realized gains	—	0.2	17.7
Realized losses	12.6	4.0	26.0
Realized losses for the year ended December 31, 2022, 2021 and 2020, primarily relate to sales of corporate bonds, agency mortgage-backed securities and other asset-backed securities.
Strategic Investments
As of December 31, 2022, our strategic investment portfolio comprised of investments totaling $846.0 million which are included in investments and other assets in our consolidated balance sheets. As of December 31, 2021, our strategic investment portfolio comprised of investments totaling $1,110.3 million, which are included in other current assets and investments and other assets in our consolidated balance sheets.
Our strategic investment portfolio includes investments in equity securities of certain biotechnology companies, which are reflected within our disclosures included in Note 8, Fair Value Measurements, to these consolidated financial statements, venture capital funds where the underlying investments are in equity securities of certain biotechnology companies and non-marketable equity securities.
The decrease in our strategic investment portfolio for the year ended December 31, 2022, was primarily due to a decrease in the fair value of our investments in Denali and Sangamo common stock.
For additional information on our investments in Denali, Sangamo, Sage and Ionis common stock, please read Note 19, Collaborative and Other Relationships, to these consolidated financial statements.

Note 10:	Derivative Instruments
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
Foreign currency forward contracts and foreign currency options in effect as of December 31, 2022 and 2021, had durations of 1 to 12 months and 1 to 15 months, respectively. These contracts have been designated as cash

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
flow hedges and unrealized gains and losses on the portion of these foreign currency forward contracts and foreign currency options that are included in the effectiveness test are reported in accumulated other comprehensive income (loss) (referred to as AOCI in the table below). Realized gains and losses of such contracts are recognized in revenue when the sale of product in the currency being hedged is recognized and in operating expense when the expense in the currency being hedged is recorded. We recognize all cash flow hedge reclassifications from accumulated other comprehensive income (loss) and fair value changes of excluded portions in the same line item in our consolidated statements of income that have been impacted by the hedged item.
The notional amount of foreign currency forward contracts and foreign currency options that were entered into to hedge forecasted revenue and operating expense is summarized as follows:

	Notional Amount As of December 31,
(In millions)	2022	2021
Euro	$1,495.5	$1,828.0
British pound	162.8	166.2
Japanese yen	—	72.7
Canadian dollar	57.2	59.9
Total foreign currency forward contracts	$1,715.5	$2,126.8
The pre-tax portion of the fair value of these foreign currency forward contracts and foreign currency options that were included in accumulated other comprehensive income (loss) in total equity is summarized as follows:

	For the Years Ended December 31,
(In millions)	2022	2021	2020
Unrealized gains	$29.9	$60.8	$—
Unrealized (losses)	(21.3)	(7.0)	(212.5)
Net unrealized gains (losses)	$8.6	$53.8	$(212.5)
We expect the net unrealized gains of approximately $8.6 million to be settled over the next 12 months, with any amounts in accumulated other comprehensive income (loss) to be reported as an adjustment to revenue or operating expense. We consider the impact of our and our counterparties’ credit risk on the fair value of the contracts as well as the ability of each party to execute its contractual obligations. As of December 31, 2022 and 2021, credit risk did not materially change the fair value of our foreign currency forward contracts.
The following table summarizes the effect of foreign currency forward contracts designated as hedging instruments in our consolidated statements of income:

For the Years Ended December 31,
Net Gains/(Losses) Reclassified from AOCI into Operating Income (in millions)				Net Gains/(Losses) Recognized in Operating Income (in millions)
Location	2022	2021	2020	Location	2022	2021	2020
Revenue	$201.6	$(60.0)	$18.3	Revenue	$(8.6)	$(8.4)	$(9.9)
Operating expense	(5.5)	(0.8)	3.3	Operating expense	—	—	—
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
In order to mitigate these currency fluctuations between the U.S. dollar and South Korean won, we entered into foreign currency forward contracts. These contracts were designated as net investment hedges. In April 2022 we completed the sale of our 49.9% equity interest in Samsung Bioepis to Samsung BioLogics and closed these foreign currency forward contracts. Upon completing this sale, the cumulative gains on our net investment hedges of $57.0 million were reclassified from accumulated other comprehensive income (loss) and reflected within the total pre-tax gain recognized from the sale, which was recorded in other (income) expense, net in our consolidated statements of income. For additional information on the sale of our equity interest in Samsung Bioepis please read Note 3, Dispositions, to these consolidated financial statements.
Prior to the sale of our 49.9% equity interest in Samsung Bioepis, we recognized changes in the spot exchange rate of these foreign currency forward contracts in accumulated other comprehensive income (loss). The pre-tax portion of the fair value of these foreign currency forward contracts that were included in accumulated other comprehensive income (loss) in total equity reflected net gains of $10.6 million as of December 31, 2021. We excluded fair value changes related to the forward rate from our hedging relationship and amortized the forward points in other (income) expense, net in our consolidated statements of income over the term of the contract. The pre-tax portion of the fair value of the forward points that were included in accumulated other comprehensive income (loss) in total equity reflected net losses of $3.6 million as of December 31, 2021.
The following table summarizes the effect of our net investment hedges in our consolidated financial statements:

For the Years Ended December 31,
Net Gains/(Losses) Recognized in Other Comprehensive Income (Effective Portion) (in millions)				Net Gains/(Losses) Recognized in Other Comprehensive Income (Amounts Excluded from Effectiveness Testing) (in millions)				Net Gains/(Losses) Recognized in Net Income (Amounts Excluded from Effectiveness Testing) (in millions)
Location	2022	2021	2020	Location	2022	2021	2020	Location	2022	2021	2020
Gains (losses) on net investment hedge(1)	$20.4	$46.0	$(35.1)	Gains (losses) on net investment hedge(1)	$(3.2)	$(3.2)	$4.5	Other (income) expense(1)	$(4.6)	$(0.6)	$2.9

(1) Beginning in the second quarter of 2022 we no longer held net investment hedges as they were closed with the sale of our 49.9% equity interest in Samsung Bioepis in April 2022. For additional information on the sale of our equity interest in Samsung Bioepis, please read Note 3, Dispositions, to these consolidated financial statements.
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
The aggregate notional amount of these outstanding foreign currency forward contracts was $1,238.8 million and $1,268.0 million as of December 31, 2022 and 2021, respectively. Net losses of $34.7 million, net losses of $43.3 million and net gains of $30.1 million related to these contracts were recorded as a component of other (income) expense, net for the years ended December 31, 2022, 2021 and 2020, respectively.
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

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table summarizes the fair value and presentation in our consolidated balance sheets of our outstanding derivative instruments, including those designated as hedging instruments:

		As of December 31,
(In millions)	Balance Sheet Location	2022	2021
Cash Flow Hedging Instruments:
Asset derivative instruments	Other current assets	$37.9	$66.2
	Investments and other assets	—	5.5
Liability derivative instruments	Accrued expense and other	18.4	6.6

Net Investment Hedging Instruments:(1)
Asset derivative instruments	Other current assets	—	4.1

Other Derivative Instruments:
Asset derivative instruments	Other current assets	25.1	5.1
Liability derivative instruments	Accrued expense and other	7.6	4.2

(1) Beginning in the second quarter of 2022 we no longer held net investment hedges as they were closed with the sale of our 49.9% equity interest in Samsung Bioepis in April 2022. For additional information on the sale of our equity interest in Samsung Bioepis, please read Note 3, Dispositions, to these consolidated financial statements.

Note 11:	Property, Plant and Equipment
Property, plant and equipment are recorded at historical cost, net of accumulated depreciation. Components of property, plant and equipment, net are summarized as follows:

	As of December 31,
(In millions)	2022	2021
Land	$202.4	$207.5
Buildings	1,592.9	1,699.7
Leasehold improvements	107.7	121.0
Machinery and equipment	1,611.5	1,585.5
Computer software and hardware	999.9	971.6
Furniture and fixtures	61.1	67.4
Construction in progress	888.8	770.3
Total cost	5,464.3	5,423.0
Less: accumulated depreciation	(2,165.7)	(2,006.6)
Total property, plant and equipment, net	$3,298.6	$3,416.4
Depreciation expense totaled $272.4 million, $235.3 million and $201.9 million for the years ended December 31, 2022, 2021 and 2020, respectively.
For the years ended December 31, 2022, 2021 and 2020, we capitalized interest costs related to construction in progress totaling approximately $17.1 million, $36.3 million and $65.2 million, respectively.
Solothurn, Switzerland Manufacturing Facility
In order to support our future growth and drug development pipeline, we are building a large-scale biologics manufacturing facility in Solothurn, Switzerland. Upon completion, this facility will include 393,000 square feet related to a large-scale biologics manufacturing facility, 290,000 square feet of warehouse, utilities and support space and 51,000 square feet of administrative space. As of December 31, 2022 and 2021, we had approximately $711.1 million and $677.0 million, respectively, capitalized as construction in progress related to this facility. In the second quarter of 2021 a portion of the facility received a Good Manufacturing Practice multi-product license from the Swiss Agency for Therapeutic Products, resulting in approximately $1.2 billion of fixed assets being placed in service during the second quarter of 2021. Solothurn has been approved for the manufacture of ADUHELM and

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
LEQEMBI by the FDA. We estimate the second manufacturing suite at the Solothurn facility will be operational by the end of 2023.
125 Broadway Building Sale
In September 2022 we completed the sale of our building and land parcel located at 125 Broadway for an aggregate sales price of approximately $603.0 million, which is inclusive of a $10.8 million tenant allowance. This sale resulted in a pre-tax gain on sale of approximately $503.7 million, net of transaction costs, which is reflected within gain on sale of building in our consolidated statements of income for the year ended December 31, 2022. This transaction included approximately $79.2 million of property, plant and equipment, net, which comprised of approximately $72.6 million for buildings, approximately $1.6 million for land and approximately $5.0 million for machinery and equipment.

Note 12:	Leases
We lease real estate, including laboratory and office space, and certain equipment.
Our leases have remaining lease terms ranging from less than one year to eight years. Certain leases include one or more options to renew, exercised at our sole discretion, with renewal terms that can extend the lease term from one year to six years.
In addition, we sublease certain real estate to third parties. Our sublease portfolio consists of operating leases, with remaining lease terms ranging from two years to six years. Our subleases do not include an option to renew as they are coterminous with our operating leases.
All of our leases qualify as operating leases. The following table summarizes the presentation in our consolidated balance sheets of our operating leases:

		As of December 31,
(In millions)	Balance sheet location	2022	2021
Assets:
Operating lease assets	Operating lease assets	$403.9	$375.4

Liabilities
Current operating lease liabilities	Accrued expense and other	$97.2	$89.1
Non-current operating lease liabilities	Long-term operating lease liabilities	333.0	330.4
Total operating lease liabilities		$430.2	$419.5
The following table summarizes the effect of lease costs in our consolidated statements of income:

		For the Years Ended December 31,
(In millions)	Income Statement Location	2022	2021	2020
Operating lease cost	Research and development	$2.0	$3.4	$5.2
	Selling, general and administrative	95.9	95.9	93.1
Variable lease cost	Research and development	0.4	0.8	1.1
	Selling, general and administrative	25.4	25.7	21.1
Sublease income	Selling, general and administrative	(24.0)	(23.9)	(24.2)
	Other (income) expense, net	(4.1)	(4.0)	(3.9)
Net lease cost		$95.6	$97.9	$92.4

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Variable lease cost primarily related to operating expense, taxes and insurance associated with our operating leases. As these costs are generally variable in nature, they are not included in the measurement of the operating lease asset and related lease liability.
The minimum lease payments for the next five years and thereafter is expected to be as follows:

(In millions)	As of December 31, 2022
2023	$111.0
2024	107.0
2025	80.5
2026	65.7
2027	69.5
Thereafter	36.6
Total lease payments	$470.3
Less: interest	40.1
Present value of operating lease liabilities	$430.2
The weighted average remaining lease term and weighted average discount rate of our operating leases are as follows:

	As of December 31,
	2022	2021
Weighted average remaining lease term in years	4.64	5.43
Weighted average discount rate	3.7%	2.9%
Supplemental disclosure of cash flow information related to our operating leases included in cash flow provided by operating activities in our consolidated statements of cash flow is as follows:

	As of December 31,
(In millions)	2022	2021	2020
Cash paid for amounts included in the measurement of lease liabilities	$107.4	$105.8	$100.2
Operating lease assets obtained in exchange for lease obligations	108.3	18.1	59.0
125 Broadway Building Sale and Leaseback Transaction
In connection with the sale of our building at 125 Broadway, we simultaneously leased back the building for a term of approximately 5.5 years, which resulted in the recognition of approximately $168.2 million in new lease liabilities and right-of-use assets recorded within our consolidated balance sheets as of December 31, 2022. The sale and immediate leaseback of this building qualified for sale and leaseback treatment and is classified as an operating lease. For additional information on the sale of our building, please read Note 11, Property, Plant and Equipment, to these consolidated financial statements.
300 Binney Street Lease Modification
In September 2022 we entered into an agreement to partially terminate a portion of our lease located at 300 Binney Street, Cambridge MA, as well as to reduce the lease term for the majority of the remaining space. The agreement was driven by our 2022 efforts to reduce costs by consolidating real estate locations. The transaction was treated as a lease modification as of the effective date and resulted in the derecognition of right of use assets of approximately $47.4 million and lease liabilities of approximately $52.7 million, which resulted in a gain of approximately $5.3 million, which was recorded within restructuring charges in our consolidated statements of income for the year ended December 31, 2022.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13:	Indebtedness
Our indebtedness is summarized as follows:

	As of December 31,
(In millions)	2022	2021
Current portion:
3.625% Senior Notes due September 15, 2022(1)	$—	$999.1
Current portion of notes payable	$—	$999.1
Non-current portion:
4.050% Senior Notes due September 15, 2025	$1,744.7	$1,742.9
2.250% Senior Notes due May 1, 2030	1,492.9	1,492.0
5.200% Senior Notes due September 15, 2045	1,100.3	1,099.9
3.150% Senior Notes due May 1, 2050	1,473.8	1,473.2
3.250% Senior Notes due February 15, 2051	469.3	466.0
Non-current portion of notes payable	$6,281.0	$6,274.0

(1) Our 3.625% Senior Notes due September 15, 2022, were redeemed in full in July 2022.
Exchange Offer
In February 2021 we completed our private offer to exchange (Exchange Offer) our tendered 5.200% Senior Notes due September 15, 2045 (2045 Senior Notes) for a new series of 3.250% Senior Notes due February 15, 2051 (2051 Senior Notes) and cash, and an offer to purchase our tendered 2045 Senior Notes for cash.
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
In addition, we redeemed an aggregate principal amount of approximately $8.9 million of our 2045 Senior Notes for aggregate cash payments of approximately $12.1 million, excluding accrued and unpaid interest. The redemption has been accounted for as a debt extinguishment; as such, we recognized a pre-tax charge of $3.2 million upon the extinguishment of such 2045 Senior Notes. This charge, which was recognized in interest expense in other (income) expense, net in our consolidated statements of income for the year ended December 31, 2021, reflects the payment of an early call premium and the write-off of the remaining unamortized original debt issuance costs and discount balances associated with such 2045 Senior Notes.
Upon settlement, we also made aggregate cash payments of approximately $13.8 million to settle all accrued and unpaid interest from the last interest payment date on our 2045 Senior Notes that were exchanged or redeemed. We incurred approximately $6.1 million of costs associated with our Exchange Offer, which was recognized in interest expense in other (income) expense, net in our consolidated statements of income for the year ended December 31, 2021.

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
2015 Senior Notes
The following is a summary of our currently outstanding senior unsecured notes issued in 2015 (the 2015 Senior Notes), consisting of the following:
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
On September 15, 2015, we issued $1.5 billion aggregate principal amount of 2.90% Senior Notes due September 15, 2020, at 99.792% of par. Our 2.90% Senior Notes were senior unsecured obligations. In connection with the 2.90% Senior Notes, we entered into interest rate swap contracts where we received a fixed rate and paid a variable rate. In May 2020 we used the net proceeds from the sale of our 2020 Senior Notes to redeem our 2.90% Senior Notes prior to their maturity and recognized a net pre-tax charge of $9.4 million upon the extinguishment of these notes. This charge, which was recognized in interest expense in other (income) expense, net in our consolidated statements of income for the year ended December 31, 2020, reflects the payment of a $12.7 million early call premium and the write off of remaining unamortized original debt issuance costs and discount balances, partially offset by a $3.3 million gain related to the settlement of the associated interest rate swap contracts. For additional information on our interest rate contracts, please read Note 10, Derivative Instruments, to these consolidated financial statements.
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

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
These charges were recognized as interest expense in other (income) expense, net in our consolidated statements of income for the year ended December 31, 2022.
2020 Credit Facility
In January 2020 we entered into a $1.0 billion, five-year senior unsecured revolving credit facility under which we are permitted to draw funds for working capital and general corporate purposes. The terms of the revolving credit facility include a financial covenant that requires us not to exceed a maximum consolidated leverage ratio. This revolving credit facility replaced the revolving credit facility that we entered into in August 2015. As of December 31, 2022, we had no outstanding borrowings and were in compliance with all covenants under this facility.
Debt Maturity
The total gross payments due under our debt arrangements are as follows:

(In millions)	As of December 31, 2022
2023	$—
2024	—
2025	1,750.0
2026	—
2027	—
2028 and thereafter	4,817.3
Total debt	$6,567.3
Less: debt discount and issuance fees	(286.3)
Total long-term debt	$6,281.0
The fair value of our debt is disclosed in Note 8, Fair Value Measurements, to these consolidated financial statements.

Note 14:	Equity
Preferred Stock
We have 8.0 million shares of Preferred Stock authorized, of which 1.75 million shares are authorized as Series A, 1.0 million shares are authorized as Series X junior participating and 5.25 million shares are undesignated. Shares may be issued without a vote or action of shareholders from time to time in classes or series with the designations, powers, preferences and the relative, participating, optional or other special rights of the shares of each such class or series and any qualifications, limitations or restrictions thereon as set forth in the instruments governing such shares. Any such Preferred Stock may rank prior to common stock as to dividend rights, liquidation preference or both, and may have full or limited voting rights and may be convertible into shares of common stock. No shares of Preferred Stock were issued and outstanding during 2022, 2021 and 2020.
Common Stock
The following table describes the number of shares authorized, issued and outstanding of our common stock as of December 31, 2022, 2021 and 2020:

	As of December 31, 2022			As of December 31, 2021			As of December 31, 2020
(In millions)	Authorized	Issued	Outstanding	Authorized	Issued	Outstanding	Authorized	Issued	Outstanding
Common stock	1,000.0	167.9	144.0	1,000.0	170.8	147.0	1,000.0	176.2	152.4
Share Repurchases
In October 2020 our Board of Directors authorized a program to repurchase up to $5.0 billion of our common stock (2020 Share Repurchase Program). Our 2020 Share Repurchase Program does not have an expiration date. All share repurchases under our 2020 Share Repurchase Program will be retired. Under our 2020 Share Repurchase Program, we repurchased and retired approximately 3.6 million, 6.0 million and 1.6 million shares of our common stock at a cost of approximately $750.0 million, $1.8 billion and $400.0 million during the years ended December

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
31, 2022, 2021 and 2020, respectively. Approximately $2.1 billion remained available under our 2020 Share Repurchase Program as of December 31, 2022.
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
In March 2019 our Board of Directors authorized a program to repurchase up to $5.0 billion of our common stock (March 2019 Share Repurchase Program), which was completed as of March 31, 2020. All shares repurchased under our March 2019 Share Repurchase Program were retired. Under our March 2019 Share Repurchase Program, we repurchased and retired approximately 4.1 million shares of our common stock at a cost of approximately $1.3 billion during the year ended December 31, 2020.
In August 2022 the Inflation Reduction Act of 2022 (the IRA) was signed into law. Among other things, the IRA levies a 1.0% excise tax on net stock repurchases after December 31, 2022. Historically, we have made discretionary share repurchases.
Amounts paid to repurchase shares in excess of their par value are allocated between additional paid-in capital and retained earnings, with payments in excess of our additional paid-in-capital balance recorded as a reduction to retained earnings.
Accumulated Other Comprehensive Income (Loss)
The following tables summarize the changes in accumulated other comprehensive income (loss), net of tax by component:

	December 31, 2022
(In millions)	Unrealized Gains (Losses) on Securities Available for Sale, Net of Tax	Unrealized Gains (Losses) on Cash Flow Hedges, Net of Tax	Gains (Losses) on Net Investment Hedges, Net of Tax(1)	Unrealized Gains (Losses) on Pension Benefit Obligation, Net of Tax	Currency Translation Adjustments	Total
Balance, December 31, 2021	$(2.2)	$53.8	$25.5	$(44.8)	$(139.0)	$(106.7)
Other comprehensive income (loss) before reclassifications	(23.5)	137.3	12.6	43.7	(83.1)	87.0
Amounts reclassified from accumulated other comprehensive income (loss)	10.0	(176.0)	(38.1)	—	58.9	(145.2)
Net current period other comprehensive income (loss)	(13.5)	(38.7)	(25.5)	43.7	(24.2)	(58.2)
Balance, December 31, 2022	$(15.7)	$15.1	$—	$(1.1)	$(163.2)	$(164.9)

(1) Beginning in the second quarter of 2022 we no longer held net investment hedges as they were closed with the sale of our 49.9% equity interest in Samsung Bioepis in April 2022. For additional information on the sale of our equity interest in Samsung Bioepis, please read Note 3, Dispositions, to these consolidated financial statements.

	December 31, 2021
(In millions)	Unrealized Gains (Losses) on Securities Available for Sale, Net of Tax	Unrealized Gains (Losses) on Cash Flow Hedges, Net of Tax	Gains (Losses) on Net Investment Hedges, Net of Tax	Unrealized Gains (Losses) on Pension Benefit Obligation, Net of Tax	Currency Translation Adjustments	Total
Balance, December 31, 2020	$1.4	$(179.0)	$(8.5)	$(66.3)	$(46.6)	$(299.0)
Other comprehensive income (loss) before reclassifications	(6.6)	178.2	33.4	21.5	(92.4)	134.1
Amounts reclassified from accumulated other comprehensive income (loss)	3.0	54.6	0.6	—	—	58.2
Net current period other comprehensive income (loss)	(3.6)	232.8	34.0	21.5	(92.4)	192.3
Balance, December 31, 2021	$(2.2)	$53.8	$25.5	$(44.8)	$(139.0)	$(106.7)

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2020
(In millions)	Unrealized Gains (Losses) on Securities Available for Sale, Net of Tax	Unrealized Gains (Losses) on Cash Flow Hedges, Net of Tax	Gains (Losses) on Net Investment Hedges, Net of Tax	Unrealized Gains (Losses) on Pension Benefit Obligation, Net of Tax	Currency Translation Adjustments	Total
Balance, December 31, 2019	$4.2	$7.8	$25.1	$(32.8)	$(139.5)	$(135.2)
Other comprehensive income (loss) before reclassifications	(9.3)	(165.0)	(30.7)	(33.5)	92.9	(145.6)
Amounts reclassified from accumulated other comprehensive income (loss)	6.5	(21.8)	(2.9)	—	—	(18.2)
Net current period other comprehensive income (loss)	(2.8)	(186.8)	(33.6)	(33.5)	92.9	(163.8)
Balance, December 31, 2020	$1.4	$(179.0)	$(8.5)	$(66.3)	$(46.6)	$(299.0)
The following table summarizes the amounts reclassified from accumulated other comprehensive income (loss):

(In millions)	Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)			Income Statement Location
	For the Years Ended December 31,
	2022	2021	2020
Gains (losses) on securities available for sale	$(12.6)	$(3.8)	$(8.2)	Other (income) expense
	2.6	0.8	1.7	Income tax (benefit) expense

Gains (losses) on cash flow hedges	201.6	(60.0)	18.3	Revenue
	(5.5)	(0.8)	3.3	Operating expense
	(0.3)	0.2	0.3	Other (income) expense
	(19.8)	6.0	(0.1)	Income tax (benefit) expense

Gains (losses) on net investment hedges(1)	38.1	(0.6)	2.9	Other (income) expense

Currency Translation Adjustments	(58.9)	—	—	Other (income) expense

Total reclassifications, net of tax	$145.2	$(58.2)	$18.2

(1) Beginning in the second quarter of 2022 we no longer held net investment hedges as they were closed with the sale of our 49.9% equity interest in Samsung Bioepis in April 2022. For additional information on the sale of our equity interest in Samsung Bioepis, please read Note 3, Dispositions, to these consolidated financial statements.

Note 15:	Earnings per Share
Basic and diluted shares outstanding used in our earnings per share calculation are calculated as follows:

	For the Years Ended December 31,
(In millions)	2022	2021	2020
Numerator:
Net income attributable to Biogen Inc.	$3,046.9	$1,556.1	$4,000.6
Denominator:
Weighted average number of common shares outstanding	145.3	149.1	160.9
Effect of dilutive securities:
Time-vested restricted stock units	0.5	0.3	0.2
Market stock units	0.1	0.1	0.1
Performance stock units settled in stock	0.1	0.1	0.1
Dilutive potential common shares	0.7	0.5	0.4
Shares used in calculating diluted earnings per share	146.0	149.6	161.3
Amounts excluded from the calculation of net income per diluted share because their effects were anti-dilutive were insignificant.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Earnings per share for the years ended December 31, 2022, 2021 and 2020, reflects the repurchase of approximately 3.6 million shares, 6.0 million shares and 22.4 million shares of our common stock, respectively, under our share repurchase programs. For additional information on our share repurchase programs, please read Note 14, Equity, to these consolidated financial statements.

Note 16:	Share-Based Payments
Share-Based Compensation Expense
The following table summarizes share-based compensation expense included in our consolidated statements of income:

	For the Years Ended December 31,
(In millions)	2022	2021	2020
Research and development	$98.5	$89.3	$80.0
Selling, general and administrative	175.1	169.5	131.3
Subtotal	273.6	258.8	211.3
Capitalized share-based compensation costs	(9.3)	(8.0)	(6.2)
Share-based compensation expense included in total cost and expense	264.3	250.8	205.1
Income tax effect	(49.2)	(46.7)	(33.5)
Share-based compensation expense included in net income attributable to Biogen Inc.	$215.1	$204.1	$171.6
The following table summarizes share-based compensation expense associated with each of our share-based compensation programs:

	For the Years Ended December 31,
(In millions)	2022	2021	2020
Market stock units	$13.2	$45.6	$40.5
Time-vested restricted stock units	202.3	159.8	142.6
Cash settled performance units	—	—	(1.7)
Performance units	—	—	(0.1)
Performance stock units settled in stock	35.0	23.9	7.9
Performance stock units settled in cash	10.1	12.2	8.6
Employee stock purchase plan	12.7	17.3	13.5
Stock options	0.3	—	—
Subtotal	273.6	258.8	211.3
Capitalized share-based compensation costs	(9.3)	(8.0)	(6.2)
Share-based compensation expense included in total cost and expense	$264.3	$250.8	$205.1
As of December 31, 2022, unrecognized compensation cost related to unvested share-based compensation was approximately $290.5 million, net of estimated forfeitures. We expect to recognize the cost of these unvested awards over a weighted-average period of 2.0 years.
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

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
Stock Options
During the year ended December 31, 2022, we granted approximately 81,000 stock options to our Chief Executive Officer (CEO) (2022 CEO Grant) under the 2017 Omnibus Plan with a grant date fair value of $139.10 per option for a total of approximately $11.2 million. The fair values of our stock option grants are estimated as of the date of grant using a Black-Scholes option valuation model. The estimated fair values of the stock options are then expensed over the options' vesting periods. The 2022 CEO Grant is eligible to vest in equal annual installments over a three-year period from the grant date, subject to the CEO’s continued employment. The outstanding stock options have a 10-year term and are exercisable at a price per share not less than the fair market value of the underlying common stock on the date of grant.
The total intrinsic value related to the remaining stock options previously granted in 2010 that were exercised in 2020 totaled $2.9 million.
The following table summarizes the amount of tax benefit realized for stock options and cash received from the exercise of the remaining stock options previously granted in 2010:

For the year ended December 31,
(In millions)	2020
Tax benefit realized for stock options	$2.9
Cash received from the exercise of stock options	0.7
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

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Accordingly, additional MSUs may be issued or currently outstanding MSUs may be cancelled upon final determination of the number of awards earned.
Beginning in 2022 we no longer grant MSUs as part of our long term incentive program and have replaced with granting performance-vested RSUs.
The following table summarizes our MSU activity:

	December 31, 2022
	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2021	257,000	$372.08
Granted	—	—
Vested	(87,000)	369.22
Forfeited	(57,000)	371.24
Unvested at December 31, 2022	113,000	$366.52
We value grants of MSUs using a lattice model with a Monte Carlo simulation. This valuation methodology utilizes several key assumptions, the 30 calendar day average closing stock price on the date of grant for MSUs, expected volatility of our stock price, risk-free rates of return and expected dividend yield.
The assumptions used in our valuation are summarized as follows:

	For the Years Ended December 31,
	2021	2020
Expected dividend yield	—%	—%
Range of expected stock price volatility	54.8% - 61.6%	37.8% - 44.1%
Range of risk-free interest rates	0.06% - 0.21%	1.41% - 1.48%
30 calendar day average stock price on grant date	$262.23 - $360.31	$257.83 - $325.40
Weighted-average per share grant date fair value	$358.77	$398.61
The fair values of MSUs vested in 2022, 2021 and 2020 totaled $18.8 million, $22.5 million and $26.9 million, respectively.
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
The cash paid in settlement of CSPUs vested in 2020 totaled $3.8 million.
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

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
day average closing stock price through each vesting date once the actual vested and earned number of units is known. All remaining PUs were fully vested as of December 31, 2020.
All PUs that vested in 2020 were settled in cash totaling $3.4 million.
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
Beginning in 2022 we no longer grant MSUs as part of long term incentive program and have replaced with granting PSUs with a performance metric based on a three-year cumulative relative total shareholder return (rTSR) metric. The PSUs will vest on the third anniversary of the date of grant, with the number of PSUs earned based on this cumulative rTSR metric.
The following table summarizes our PSUs that settle in stock activity:

	December 31, 2022
	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2021	196,000	$289.94
Granted (1)	270,000	294.43
Vested	(44,000)	316.83
Forfeited	(86,000)	279.09
Unvested at December 31, 2022	336,000	$292.95

(1) PSUs settled in stock granted in 2022 include awards granted in conjunction with our annual awards made in February 2022 and PSUs granted in conjunction with the hiring of employees. These grants reflect the target number of shares eligible to be earned at the time of grant.
We value grants of PSUs using a lattice model with a Monte Carlo simulation. This valuation methodology utilizes several key assumptions, the 30 calendar day average closing stock price on the date of grant for PSUs, expected volatility of our stock price, risk-free rates of return and expected dividend yield.
The assumptions used in our valuation are summarized as follows:

December 31, 2022
Expected dividend yield	—%
Range of expected stock price volatility	44.0% - 45.9%
Range of risk-free interest rates	1.8% - 3.9%
30 calendar day average stock price on grant date	$231.31 - $294.86
Weighted-average per share grant date fair value	$294.43
The fair values of PSUs settled in stock that vested in 2022 and 2021 totaled $9.5 million and $15.5 million, respectively
PSUs Settled in Cash
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
Beginning in 2022 we no longer grant this type of PSUs as part of our long term incentive program and have replaced with granting time-vested RSUs.
The following table summarizes our PSUs that settle in cash activity:

December 31, 2022
Shares
Unvested at December 31, 2021	134,000
Granted (1)	24,000
Vested	(49,000)
Forfeited	(26,000)
Unvested at December 31, 2022	83,000

(1) PSUs settled in cash granted in 2022 include awards granted in conjunction with our annual awards made in February 2022 and PSUs granted in conjunction with the hiring of employees. These grants reflect the target number of shares eligible to be earned at the time of grant.
The fair values of PSUs settled in cash that vested in 2022 and 2021 totaled $11.0 million and $9.9 million, respectively.
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
The following table summarizes our RSU activity:

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2021	1,202,000	$291.54
Granted (1)	1,751,000	221.28
Vested	(539,000)	297.72
Forfeited	(468,000)	244.03
Unvested at December 31, 2022	1,946,000	$237.90

(1) RSUs granted in 2022 primarily represent RSUs granted in conjunction with our annual awards made in February 2022 and awards made in conjunction with the hiring of new employees. RSUs granted in 2022 also include approximately 15,000 RSUs granted to our Board of Directors.
RSUs granted in 2021 and 2020 had weighted average grant date fair values of $276.90 and $318.87, respectively.
The fair values of RSUs vested in 2022, 2021 and 2020 totaled $116.3 million, $132.2 million and $140.5 million, respectively.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Employee Stock Purchase Plan (ESPP)
In June 2015 our shareholders approved the 2015 ESPP. The maximum aggregate number of shares of our common stock that may be purchased under the 2015 ESPP is 6.2 million.
The following table summarizes our ESPP activity:

	For the Years Ended December 31,
(In millions, except share amounts)	2022	2021	2020
Shares issued under the 2015 ESPP	241,000	248,000	212,000
Cash received under the 2015 ESPP	$44.2	$54.4	$48.6

Note 17:	Income Taxes
Income Tax Expense
Income before income tax expense and the income tax expense consist of the following:

	For the Years Ended December 31,
(In millions)	2022	2021	2020
Income before income tax (benefit) expense:
Domestic	$1,842.0	$448.3	$3,290.0
Foreign	1,749.8	1,296.9	1,757.5
Total income before income tax (benefit) expense	$3,591.8	$1,745.2	$5,047.5
Income tax (benefit) expense:
Current:
Federal	$694.5	$319.1	$647.0
State	39.0	23.1	41.2
Foreign	67.9	137.1	155.1
Total current	801.4	479.3	843.3
Deferred:
Federal	(328.3)	(242.5)	(1,749.9)
State	2.5	(11.9)	(6.8)
Foreign	157.2	(172.4)	1,905.7
Total deferred	(168.6)	(426.8)	149.0
Total income tax (benefit) expense	$632.8	$52.5	$992.3
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
As of December 31, 2022 and 2021, we have accrued income tax liabilities of $558.0 million and $633.0 million, respectively, under the Transition Toll Tax. Of the amounts accrued as of December 31, 2022, approximately $137.8 million is expected to be paid within one year. The Transition Toll Tax will be paid in installments over an eight--year period, which started in 2018, and will not accrue interest.
Unremitted Earnings
At December 31, 2022, we considered our earnings not to be permanently reinvested outside the U.S. and therefore recorded deferred tax liabilities associated with an estimate of the total withholding taxes expected as a result of our repatriation of earnings. Other than for earnings, we are permanently reinvested for book/tax basis differences of approximately $1.5 billion as of December 31, 2022, primarily arising through the impacts of

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
purchase accounting. These permanently reinvested basis differences could reverse through sales of the foreign subsidiaries, as well as various other events, none of which were considered probable as of December 31, 2022. The residual U.S. tax liability, if these differences reverse, would be between $300.0 million and $400.0 million as of December 31, 2022.
TECFIDERA
Multiple TECFIDERA generic entrants are now in North America, Brazil and certain E.U. countries and have deeply discounted prices compared to TECFIDERA. The generic competition for TECFIDERA has significantly reduced our TECFIDERA revenue and we expect that TECFIDERA revenue will continue to decline in the future.
As of December 31, 2020, we assessed the realizability of our deferred tax assets that are dependent on future expected sales of TECFIDERA in the U.S. and reduced the net value of certain deferred tax assets by approximately $1.7 billion and reduced the net value of deferred tax liabilities associated with GILTI and tax credits by approximately $1.6 billion. For the year ended December 31, 2020, the income tax expense associated with these reductions was approximately $90.3 million. We continue to assess the realizability of these deferred tax assets. For the years ended December 31, 2022 and 2021, we recorded increases in these deferred tax assets of approximately $17.4 million and $108.5 million, respectively, and increases in these deferred tax liabilities of approximately $16.7 million and $103.9 million, respectively.
Deferred Tax Assets and Liabilities
Significant components of our deferred tax assets and liabilities are summarized as follows:

	As of December 31,
(In millions)	2022	2021
Deferred tax assets:
Tax credits	$112.6	$121.0
Inventory, other reserves and accruals	202.8	199.4
Intangibles, net	1,370.3	1,477.5
Neurimmune's tax basis in ADUHELM	470.3	475.8
IRC Section 174 capitalized research and development	271.8	—
Net operating loss	1,845.9	1,973.0
Share-based compensation	37.2	31.7
Other	280.7	208.8
Valuation allowance	(2,003.3)	(1,961.3)
Total deferred tax assets	$2,588.3	$2,525.9
Deferred tax liabilities:
Purchased intangible assets	$(76.1)	$(256.6)
Samsung Bioepis investment installments	(138.0)	—
GILTI	(1,002.0)	(1,037.6)
Tax credits	(228.7)	(260.2)
Depreciation, amortization and other	(251.8)	(250.9)
Total deferred tax liabilities	$(1,696.6)	$(1,805.3)
The change in the valuation allowance between December 31, 2022 and 2021, was primarily related to the establishment of a valuation allowance against the deferred tax asset related to Neurimmune SubOne AG's (Neurimmune) tax basis in ADUHELM, as discussed below, and the adjustment of a valuation against certain deferred tax assets, the realization of which is dependent on future sales of TECFIDERA in the U.S., as discussed above.
In addition to deferred tax assets and liabilities, we have recorded deferred charges related to intra-entity sales of inventory. As of December 31, 2022 and 2021, the total deferred charges were $56.6 million and $39.6 million, respectively.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Inflation Reduction Act
In August 2022 the IRA was signed into law in the U.S. The IRA introduced new tax provisions, including a 15.0% corporate alternative minimum tax and a 1.0% excise tax on stock repurchases. The provisions of the IRA will be effective for periods after December 31, 2022. The enactment of the IRA did not result in any material adjustments to our income tax provision or net deferred tax assets as of December 31, 2022.
Tax Rate
A reconciliation between the U.S. federal statutory tax rate and our effective tax rate is summarized as follows:

	For the Years Ended December 31,
	2022	2021	2020
Statutory rate	21.0%	21.0%	21.0%
State taxes	1.1	0.8	0.7
Taxes on foreign earnings	(4.9)	(10.5)	(3.3)
Tax credits	(1.7)	(3.8)	(1.2)
Purchased intangible assets	0.3	(1.6)	0.7
TECFIDERA impairment	—	—	1.8
GILTI	0.7	1.3	1.3
Sale of Samsung Bioepis	(1.6)	—	—
Litigation settlement agreement	2.6	—	—
Neurimmune tax impacts	2.3	(5.3)	(0.1)
Internal reorganization	(1.4)	—	—
Other	(0.8)	1.1	(1.2)
Effective tax rate	17.6%	3.0%	19.7%
Changes in Tax Rate
For the year ended December 31, 2022, compared to 2021, the increase in our effective tax rate, excluding the impact of the net Neurimmune deferred tax asset, as discussed below, includes the tax impacts of the litigation settlement agreement and the sale of our building at 125 Broadway. These increases were partially offset by the impact of the current year tax benefits related to an international reorganization to align with global tax developments, the impacts of the sale of our equity interest in Samsung Bioepis and the tax impacts of the decision to discontinue development of vixotrigine. Further in 2021, our effective tax rate benefited from the tax effects of the BIIB111 and BIIB112 impairment charges and the non-cash tax effects of changes in the value of our equity instruments.
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
For additional information on the litigation settlement agreement, please read Note 18, Other Consolidated Financial Statement Detail, to these consolidated financial statements.
Neurimmune Deferred Tax Asset
During 2021 we recorded a net deferred tax asset in Switzerland of approximately $100.0 million on Neurimmune's tax basis in ADUHELM, the realization of which was dependent on future sales of ADUHELM.
During the first quarter of 2022, upon issuance of the final NCD related to ADUHELM, we recorded an increase in a valuation allowance of approximately $85.0 million to reduce the net value of this deferred tax asset to zero.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
These adjustments to our net deferred tax asset are each recorded with an equal and offsetting amount assigned to net income (loss) attributable to noncontrolling interests, net of tax in our consolidated statements of income, resulting in a zero net impact to net income attributable to Biogen Inc.
For additional information on our collaboration arrangement with Neurimmune, please read Note 20, Investments in Variable Interest Entities, to these consolidated financial statements.
Tax Attributes
As of December 31, 2022, we had general business credit carry forwards for U.S. federal income tax purposes of approximately $8.1 million, which begin to expire in 2027. For U.S. state income tax purposes, we had research and investment credit carry forwards of approximately $132.7 million that begin to expire in 2023 and net operating losses of approximately $24.8 million that begin to expire in 2036. For foreign income tax purposes, we had $15.5 billion of federal net operating loss carryforwards that begin to expire in 2027 and $15.4 billion of Swiss cantonal net operating loss carryforwards that begin to expire in 2027.
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
Accounting for Uncertainty in Income Taxes
A reconciliation of the beginning and ending amount of our unrecognized tax benefits is summarized as follows:

(In millions)	2022	2021	2020
Beginning balance	$563.4	$75.7	$129.9
Additions based on tax positions related to the current period	36.3	4.2	1.5
Additions for tax positions of prior periods	23.4	509.9	51.7
Reductions for tax positions of prior periods	(14.9)	(18.8)	(63.6)
Statute expirations	(1.6)	(3.2)	(7.9)
Settlement refund (payment)	(0.2)	(4.4)	(35.9)
Ending balance	$606.4	$563.4	$75.7
During the year ended December 31, 2021, we increased our gross unrecognized tax benefits by approximately $455.0 million, related to a deferred tax asset for Swiss tax purposes for Neurimmune's tax basis in ADUHELM. This unrecognized tax benefit was recorded as a reduction to the gross deferred tax asset, resulting in the net deferred tax asset, as discussed above, and not as a separate liability on our consolidated balance sheets. As of December 31, 2022, the unrecognized tax benefit related to Neurimmune was approximately $450.0 million, as a result of changes in exchange rates.
Our 2020 activity reflects the impact of the effective settlement of certain tax matters. We and our subsidiaries are routinely examined by various taxing authorities. We file income tax returns in various U.S. states and in U.S. federal and other foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal tax examination for years before 2017 or state, local or non-U.S. income tax examinations for years before 2013.
The U.S. Internal Revenue Service and other national tax authorities routinely examine our intercompany transfer pricing with respect to intellectual property related transactions and it is possible that they may disagree with one or more positions we have taken with respect to such valuations.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Included in the balance of unrecognized tax benefits as of December 31, 2022, 2021 and 2020, are $134.0 million, $87.5 million and $68.8 million (net of the federal benefit on state issues), respectively, of unrecognized tax benefits that, if recognized, would affect the effective income tax rate in future periods.
We recognize potential interest and penalties related to unrecognized tax benefits in income tax expense. During the years ended December 31, 2022, 2021 and 2020, we recognized total interest and penalty expense of $0.7 million, $2.7 million and $1.0 million, respectively. We have accrued $25.2 million and $24.8 million for the payment of interest and penalties as of December 31, 2022 and 2021, respectively.
It is reasonably possible that we will adjust the value of our uncertain tax positions related to certain transfer pricing, collaboration matters and other issues as we receive additional information from various taxing authorities, including reaching settlements with such authorities.
We estimate that it is reasonably possible that our gross unrecognized tax benefits, exclusive of interest, could decrease by up to approximately $500.0 million, including approximately $450.0 million related to the unrecognized tax benefits related to Neurimmune's tax basis in ADUHELM, as discussed above, in the next 12 months as a result of various audit closures, settlements and expiration of the statute of limitations. Any changes to our gross unrecognized tax benefits related to Neurimmune's tax basis in ADUHELM would result in a zero net impact to net income attributable to Biogen, Inc., as we have recorded a full valuation allowance against the relevant deferred tax assets.

Note 18:	Other Consolidated Financial Statement Detail
Supplemental Cash Flow Information
Supplemental disclosure of cash flow information for the years ended December 31, 2022, 2021 and 2020, is as follows:

	For the Years Ended December 31,
(In millions)	2022	2021	2020
Cash paid during the year for:
Interest	$262.5	$280.8	$272.7
Income taxes	932.9	247.9	906.7
Other (Income) Expense, Net
Components of other (income) expense, net, are summarized as follows:

	For the Years Ended December 31,
(In millions)	2022	2021	2020
Gain on sale of equity interest in Samsung Bioepis(1)	$(1,505.4)	$—	$—
Litigation settlement agreement and settlement fees	917.0	—	—
Interest income	(89.3)	(11.0)	(42.0)
Interest expense	246.6	253.6	222.5
(Gains) losses on investments, net	277.3	824.9	(685.7)
Foreign exchange (gains) losses, net	35.5	22.4	10.7
Other, net	10.1	5.6	(2.9)
Total other (income) expense, net	$(108.2)	$1,095.5	$(497.4)

(1) Reflects the pre-tax gain, net of transaction costs, recognized from the sale of our 49.9% equity interest in Samsung Bioepis to Samsung BioLogics in April 2022. For additional information on the sale of our equity interest in Samsung Bioepis, please read Note 3, Dispositions, to these consolidated financial statements.
The (gains) losses on investments, net, as reflected in the table above, relate to debt securities, equity securities of certain biotechnology companies, venture capital funds where the underlying investments are in equity securities of certain biotechnology companies and non-marketable equity securities.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
During the second quarter of 2022 we recorded a pre-tax charge of $900.0 million, plus settlement fees and expenses, related to a litigation settlement agreement to resolve a qui tam litigation relating to conduct prior to 2015. This charge is included within other (income) expense, net in our consolidated statements of income for the year ended December 31, 2022.
The following table summarizes our (gains) losses on investments, net that relates to our equity securities held as of December 31, 2022, 2021 and 2020:

	For the Years Ended December 31,
(In millions)	2022	2021	2020
Net (gains) losses recognized on equity securities	$264.7	$821.1	$(693.9)
Less: Net (gains) losses realized on equity securities	—	(10.3)	(12.1)
Unrealized (gains) losses recognized on equity securities	$264.7	$831.4	$(681.8)
The net unrealized losses recognized during the year ended December 31, 2022, primarily reflect a decrease in the aggregate fair value of our investments in Denali and Sangamo common stock of approximately $278.0 million. The net unrealized losses recognized during the year ended December 31, 2021, primarily reflect decreases in the aggregate fair value of our investments in Denali, Sage, Sangamo and Ionis common stock of approximately $819.6 million.
Accrued Expense and Other
Accrued expense and other consists of the following:

	As of December 31,
(In millions)	2022	2021
Revenue-related reserves for discounts and allowances	$891.6	$802.1
Employee compensation and benefits	395.6	345.1
Collaboration expense	277.9	324.7
Royalties and licensing fees	209.4	234.7
Other	746.9	828.6
Total accrued expense and other	$2,521.4	$2,535.2
Other long-term liabilities were $944.2 million and $1,320.5 million as of December 31, 2022 and 2021, respectively, and included accrued income taxes totaling $541.7 million and $664.5 million, respectively.

Note 19:	Collaborative and Other Relationships
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
Genentech, Inc. (Roche Group)
We have certain business and financial rights with respect to RITUXAN for the treatment of non-Hodgkin's lymphoma, CLL and other conditions; RITUXAN HYCELA for the treatment of non-Hodgkin's lymphoma and CLL; GAZYVA for the treatment of CLL and follicular lymphoma; OCREVUS for the treatment of PPMS and RMS; LUNSUMIO (mosunetuzumab), which was granted accelerated approval in the U.S. during the fourth quarter of 2022 for the treatment of relapsed or refractory follicular lymphoma; glofitamab, an investigational bispecific antibody for the potential treatment of non-Hodgkin's lymphoma; and have the option to add other potential anti-CD20 therapies, pursuant to our collaboration arrangements with Genentech, a wholly-owned member of the Roche Group. For purposes of this footnote, we refer to RITUXAN and RITUXAN HYCELA collectively as RITUXAN.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
If we undergo a change in control, as defined in our collaboration agreement, Genentech has the right to present an offer to buy the rights to RITUXAN and we must either accept Genentech’s offer or purchase Genentech’s rights on the same terms as its offer. Genentech will also be deemed concurrently to have purchased our rights to the remaining products in the collaboration on the terms set forth below.
Our collaboration with Genentech was created through a contractual arrangement and not through a joint venture or other legal entity.
RITUXAN
Genentech and its affiliates are responsible for the worldwide manufacture of RITUXAN as well as all development and commercialization activities as follows:
•U.S.: We have co-exclusively licensed our rights to develop, commercialize and market RITUXAN in the U.S.
•Canada: We have co-exclusively licensed our rights to develop, commercialize and market RITUXAN in Canada.
GAZYVA
The Roche Group and its sub-licensees maintain sole responsibility for the development, manufacture and commercialization of GAZYVA in the U.S. The level of gross sales of GAZYVA in the U.S. could impact our percentage of the co-promotion profits for RITUXAN and LUNSUMIO, as summarized in the table below.
OCREVUS
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
OCREVUS royalty revenue is based on our estimates from third-party and market research data of OCREVUS sales occurring during the corresponding period. Differences between actual and estimated royalty revenue will be adjusted for in the period in which they become known, which is generally expected to be the following quarter.
If we undergo a change in control, as defined in our collaboration agreement, Genentech will be deemed to have purchased our rights to OCREVUS in exchange for the continued payment of the current royalties on net sales (as defined in our collaboration agreement and summarized above) in the U.S. only, until the 11 year anniversary of the first commercial sale of OCREVUS in the U.S.
LUNSUMIO (mosunetuzumab)
In January 2022 we exercised our option with Genentech to participate in the joint development and commercialization of LUNSUMIO. In connection with this exercise, we recorded a $30.0 million option exercise fee payable to Genentech in December 2021, which was recognized in research and development expense in our consolidated statements of income for the year ended December 31, 2021. We also recorded a charge of approximately $20.0 million to reimburse Genentech for our 30.0% share of the costs incurred in developing this product candidate during 2021, which was recognized in research and development expense in our consolidated statements of income for the year ended December 31, 2021. For the year ended December 31, 2022, we recorded approximately $28.4 million in research and development expense and approximately $13.0 million in sales and marketing expense in our consolidated statements of income related to this collaboration.
Under our collaboration with Genentech, we were responsible for 30.0% of development costs for LUNSUMIO prior to FDA approval and will be entitled to a tiered share of co-promotion operating profits and losses in the U.S., as summarized in the table below. In addition, we receive low single-digit royalties on sales of LUNSUMIO outside the U.S. In December 2022 LUNSUMIO was granted accelerated approval by the FDA for the treatment of relapsed or refractory follicular lymphoma.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
If we undergo a change in control, as defined in our collaboration agreement, Genentech will be deemed to have purchased our rights to LUNSUMIO in exchange for 30.0% of the U.S. co-promotion operating profits or losses until the 11 year anniversary of the first commercial sale of LUNSUMIO in the U.S.
Glofitamab
In December 2022 we entered into an agreement with Genentech related to the commercialization and sharing of economics for glofitamab, a late-stage bispecific antibody in development for B-cell non-Hodgkin's lymphoma and other blood cancers. Under the terms of this agreement, we will have no payment obligations and will receive tiered royalties on potential net sales of glofitamab in the U.S. Genentech will have sole decision-making rights on the commercialization of glofitamab within the U.S and, in the event of approval, we are eligible to receive tiered royalties in the mid-single digit range on potential net sales of glofitamab in the U.S.
If we undergo a change in control, as defined in our collaboration agreement, Genentech will be deemed to have purchased our rights to Glofitamab in exchange for a mid-single digit royalty on net sales (as defined in our collaboration agreement) in the U.S. only, until the 11 year anniversary of the first commercial sale of the product in the U.S.
Profit-sharing Formulas
RITUXAN and LUNSUMIO Profit Share
Our current pretax co-promotion profit-sharing formula for RITUXAN and LUNSUMIO in the U.S. provides for a 30.0% share on the first $50.0 million of combined co-promotion operating profits earned each calendar year. As a result of the FDA approval of LUNSUMIO our share of the combined annual co-promotion profits for RITUXAN and LUNSUMIO in excess of $50.0 million varies upon the following events, as summarized in the table below:

After LUNSUMIO Approval until the First Threshold Date	37.5%
After First Threshold Date until the Second Threshold Date	35.0%
After Second Threshold Date	30.0%
First Threshold Date means the earlier of (i) the first day of the calendar quarter following the date U.S. gross sales of GAZYVA within any consecutive 12-month period have reached $500.0 million or (ii) the first date in any calendar year in which U.S. gross sales of LUNSUMIO have reached $150.0 million.
Second Threshold Date means the later of (i) the first date the gross sales in any calendar year in which U.S. gross sales of LUNSUMIO reach $350.0 million and (ii) January 1 of the calendar year following the calendar year in which the First Threshold Date occurs.
Our share of RITUXAN pre-tax profits in the U.S. in excess of $50.0 million for the years ended December 31, 2022, 2021 and 2020, was 37.5%.
GAZYVA Profit Share
Our current pretax profit-sharing formula for GAZYVA provides for a 35.0% share on the first $50.0 million of operating profits earned each calendar year. Our share of annual co-promotion profits in excess of $50.0 million varies upon the following events, as summarized in the table below:

Until Second GAZYVA Threshold Date	37.5%
After Second GAZYVA Threshold Date	35.0%
Second GAZYVA Threshold Date means the first day of the calendar quarter following the date U.S. gross sales of GAZYVA within any consecutive 12-month period have reached $500.0 million. The second GAZYVA threshold date can be achieved regardless of whether GAZYVA has been approved in a non-CLL indication.
Our share of GAZYVA pre-tax profits in excess of $50.0 million for the years ended December 31, 2022, 2021 and 2020, was 37.5%.
If we undergo a change in control, as defined in our collaboration agreement, Genentech will be deemed to have purchased our rights to GAZYVA in exchange for the continued payment of the compensation payable for GAZYVA under the collaboration arrangement (and set forth above) until the 11 year anniversary of the first commercial sale of GAZYVA in the U.S.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Revenue from Anti-CD20 Therapeutic Programs
Revenue from anti-CD20 therapeutic programs is summarized as follows:

	For the Years Ended December 31,
(In millions)	2022	2021	2020
Royalty revenue on sales of OCREVUS	$1,136.3	$991.7	$845.4
Biogen's share of pre-tax profits in the U.S. for RITUXAN and GAZYVA	547.0	647.7	1,080.2
Other revenue from anti-CD20 therapeutic programs	17.2	19.1	52.2
Total revenue from anti-CD20 therapeutic programs	$1,700.5	$1,658.5	$1,977.8
Prior to regulatory approval, we record our share of the expense incurred by the collaboration for the development of anti-CD20 products in research and development expense and pre-commercialization costs within selling, general and administrative expense in our consolidated statements of income. After an anti-CD20 product is approved, we record our share of the development and sales and marketing expense related to that product as a reduction of our share of pre-tax profits in revenue from anti-CD20 therapeutic programs.
Ionis Pharmaceuticals, Inc.
SPINRAZA
In January 2012 we entered into a collaboration and license agreement with Ionis Pharmaceuticals Inc. (Ionis) pursuant to which we have an exclusive, worldwide license to develop and commercialize SPINRAZA for the treatment of SMA.
Under our agreement with Ionis, we make royalty payments to Ionis on annual worldwide net sales of SPINRAZA using a tiered royalty rate between 11.0% and 15.0%, which are recognized in cost of sales within our consolidated statements of income. Royalty cost of sales related to sales of SPINRAZA for the years ended December 31, 2022, 2021 and 2020, totaled approximately $243.1 million, $267.1 million and $286.6 million, respectively.
2018 Ionis Agreement
In June 2018 we entered into a 10-year exclusive collaboration agreement with Ionis to develop novel antisense oligonucleotide (ASO) drug candidates for a broad range of neurological diseases for a total payment of $1.0 billion, consisting of an upfront payment of $375.0 million and the purchase of approximately 11.5 million shares of Ionis common stock at a cost of $625.0 million.
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
During the years ended December 31, 2022, 2021 and 2020, we incurred milestones of $10.0 million, $22.5 million and $11.3 million, respectively, related to the advancement of neurological targets identified under this agreement, which were recorded as research and development expense in our consolidated statements of income.
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

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
In December 2021 we exercised our option with Ionis and obtained a worldwide, exclusive, royalty-bearing license to develop and commercialize BIIB115, an investigational ASO in development for SMA. In connection with this option exercise, we made an opt-in payment of $60.0 million to Ionis, which was recorded as research and development expense in our consolidated statements of income for the year ended December 31, 2021.
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
In December 2018 we exercised our option with Ionis and obtained a worldwide, exclusive, royalty-bearing license to develop and commercialize tofersen (BIIB067), an investigational treatment for ALS with superoxide dismutase 1 (SOD1) mutations. Potential post-licensing milestone payments may include up to $55.0 million and royalties in the low- to mid-teen percentages on potential annual worldwide net sales. We are solely responsible for the costs and expense related to the development, manufacturing and commercialization of tofersen following the option exercise.
During the years ending December 31, 2022, 2021 and 2020, we incurred milestones of $17.0 million, $10.0 million and $28.0 million, respectively, related to the advancement of programs under this agreement, which were recorded as research and development expense in our consolidated statements of income.
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
In December 2019 we exercised our option with Ionis and obtained a worldwide, exclusive, royalty-bearing license to develop and commercialize BIIB080 (tau ASO), which is currently in Phase 2 development for the potential treatment of Alzheimer's disease. In connection with the option exercise, we made a payment of $45.0 million to Ionis, which was recorded as research and development expense in our consolidated statements of income. Future payments may include additional milestone payments of up to $155.0 million and royalties on future sales in the low- to mid-teens if we successfully develop the product candidate after option exercise.
During the year ended December 31, 2022, we incurred a milestone payment of $10.0 million, related to the advancement of BIIB080 under this agreement, which was recorded within research and development expense in our consolidated statements of income.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Eisai Co., Ltd.
LEQEMBI (lecanemab) Collaboration
We have a collaboration agreement with Eisai to jointly develop and commercialize LEQEMBI (lecanemab), an anti-amyloid antibody for the potential treatment of Alzheimer's disease (the LEQEMBI Collaboration).
Eisai serves as the lead of LEQEMBI development and regulatory submissions globally with both companies co-commercializing and co-promoting the product, and Eisai having final decision-making authority. All costs, including research, development, sales and marketing expense, are shared equally between us and Eisai. Upon LEQEMBI marketing approval, we and Eisai will co-promote LEQEMBI and share profits and losses equally. We currently manufacture LEQEMBI drug substance and drug product and in March 2022 we extended our supply agreement with Eisai related to LEQEMBI from five years to ten years for the manufacture of LEQEMBI drug substance.
The LEQEMBI Collaboration also provided Eisai with an option to jointly develop and commercialize ADUHELM (aducanumab) (ADUHELM Option), and an option to jointly develop and commercialize one of our anti-tau monoclonal antibodies (Anti-Tau Option). In October 2017 Eisai exercised its ADUHELM Option and we entered into a new collaboration agreement for the joint development and commercialization of ADUHELM (aducanumab) (the ADUHELM Collaboration Agreement).
On March 14, 2022, we amended our ADUHELM Collaboration Agreement with Eisai. As of the amendment date, we have sole decision making and commercialization rights worldwide on ADUHELM, and beginning January 1, 2023, Eisai receives only a tiered royalty based on net sales of ADUHELM, and no longer participates in sharing ADUHELM's global profits and losses. In March 2022 we also amended the LEQEMBI Collaboration Agreement with Eisai to eliminate the Anti-Tau Option.
If either company undergoes a change of control, as defined in our LEQEMBI Collaboration Agreement, the non-acquired party may elect to initiate an operational separation, as defined in the LEQEMBI Collaboration Agreement. In the event of an operational separation, we would work with Eisai to effect a timely transition of any development, manufacturing or commercial responsibilities regarding LEQEMBI from us to Eisai. In this scenario, as of six months following the change of control, our ongoing responsibility for LEQEMBI related cost-sharing would be reduced to an amount equal to 80.0% of what we would have owed prior to the operational separation, and all other economic rights would remain unchanged.
In addition, in the event either company undergoes a change of control in which the acquirer is engaged in commercialization of a competing product, as defined in the LEQEMBI Collaboration Agreement, the non-acquired party may also request that the acquired party cease commercializing the competing product. Should the acquired party elect to continue commercializing the competing product, the non-acquired party may terminate the LEQEMBI Collaboration Agreement. Furthermore, in the event we are the non-acquired party, we may choose either to sell our interest in LEQEMBI to Eisai or purchase Eisai's interest in LEQEMBI, subject to the parameters set forth in the LEQEMBI Collaboration Agreement.
A summary of development and sales and marketing expense related to the LEQEMBI Collaboration is as follows:

	For the Years Ended December 31,
(In millions)	2022	2021	2020
Total development expense incurred by the collaboration related to the advancement of LEQEMBI	$347.2	$323.0	$219.3
Biogen's share of the LEQEMBI Collaboration development expense reflected in research and development expense in our consolidated statements of income	173.6	161.5	109.6
Total sales and marketing expense incurred by the LEQEMBI Collaboration	104.6	27.2	9.8
Biogen's share of the LEQEMBI Collaboration sales and marketing expense reflected in selling, general and administrative expense in our consolidated statements of income	52.3	13.6	4.9
ADUHELM Collaboration Agreement
Under our initial ADUHELM Collaboration Agreement, we would lead the ongoing development of ADUHELM, and we and Eisai would co-promote ADUHELM with a region-based profit split. Beginning in 2019, Eisai was reimbursing us for 45.0% of development and sales and marketing expense incurred by the collaboration for the advancement of ADUHELM.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
On March 14, 2022, we amended our ADUHELM Collaboration Agreement with Eisai. As of the amendment date, we have sole decision making and commercialization rights worldwide on ADUHELM, and beginning January 1, 2023, Eisai receives only a tiered royalty based on net sales of ADUHELM, and no longer participates in sharing ADUHELM's global profits and losses. Eisai's share of development, commercialization and manufacturing expense was limited to $335.0 million for the period from January 1, 2022 to December 31, 2022, which was achieved as of December 31, 2022. Once this limit was achieved, we became responsible for all ADUHELM related costs.
A summary of development expense, sales and marketing expense and milestone payments related to the ADUHELM Collaboration Agreement is as follows:

	For the Years Ended December 31,
(In millions)	2022	2021	2020
Total ADUHELM development expense	$149.4	$183.7	$152.0
Biogen's share of the ADUHELM Collaboration development expense reflected in research and development expense in our consolidated statements of income	82.2	101.1	83.6
Total ADUHELM sales and marketing expense incurred by the ADUHELM Collaboration Agreement	134.2	562.3	353.0
Biogen's share of the ADUHELM Collaboration sales and marketing expense reflected in selling, general and administrative expense and collaboration profit (loss) sharing in our consolidated statements of income	71.5	301.4	193.7
Total ADUHELM Collaboration third party milestones	—	100.0	75.0
Biogen's share of reimbursement from Eisai of ADUHELM milestone payments reflected in collaboration profit (loss) sharing in our consolidated statements of income	—	45.0	33.8
ADUHELM Co-promotion Profits and Losses
In the U.S. we recognize revenue on sales of ADUHELM to third parties as a component of product revenue, net in our consolidated statements of income. We also record the related cost of revenue and sales and marketing expense in our consolidated statements of income as these costs are incurred. Payments made to and received from Eisai for its 45.0% share of the co-promotion profits or losses in the U.S. are recognized in collaboration profit (loss) sharing in our consolidated statements of income. For the years ended December 31, 2022 and 2021, we recognized net reductions to our operating expense of approximately $224.7 million and $233.2 million, respectively, to reflect Eisai's 45.0% share of net collaboration losses in the U.S.
For the year ended December 31, 2021, we recognized a net reduction to our operating expense of $45.0 million to reflect Eisai's 45.0% share of the $100.0 million milestone payment made to Neurimmune related to the launch of ADUHELM in the U.S., which was recorded in collaboration profit (loss) sharing in our consolidated statements of income.
For the year ended December 31, 2020, we recognized a net reduction to our operating expense of $33.8 million to reflect Eisai's 45.0% share of the $75.0 million milestone payment made to Neurimmune related to the submission of a Biologics License Application (BLA) to the FDA for the approval of ADUHELM, which was recorded in collaboration profit (loss) sharing in our consolidated statements of income.
During the fourth quarter of 2021 we recorded approximately $164.0 million of charges associated with the write-off of inventory and purchase commitments in excess of forecasted demand related to ADUHELM. During the first quarter of 2022, as a result of the final NCD, we recorded approximately $275.0 million of charges associated with the write-off of inventory and purchase commitments in excess of forecasted demand related to ADUHELM. Additionally, for the years ended December 31, 2022 and 2021, we recorded approximately $111.0 million and $30.0 million, respectively, of aggregate gross idle capacity charges related to ADUHELM. These charges were recorded in cost of sales within our consolidated statements of income for the years ended December 31, 2022 and 2021.
We have recognized approximately $197.0 million and $99.0 million related to Eisai's 45.0% share of inventory, idle capacity charges and contractual commitments in collaboration profit (loss) sharing within our consolidated statements of income for the years ended December 31, 2022 and 2021, respectively.
Amounts receivable from Eisai related to the agreements discussed above were approximately $88.0 million and $285.4 million as of December 31, 2022 and 2021, respectively. Amounts payable to Eisai related to the agreements discussed above were approximately $81.2 million and $46.5 million as of December 31, 2022 and 2021, respectively.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
In addition, we and Eisai co-promote AVONEX, TYSABRI and TECFIDERA in Japan in certain settings and Eisai distributes AVONEX, TYSABRI, TECFIDERA and PLEGRIDY in India and other Asia-Pacific markets, excluding China.
UCB
In November 2003 we entered into a collaboration agreement with UCB to jointly develop and commercialize dapirolizumab pegol, an anti-CD40L pegylated Fab, for the potential treatment of systemic lupus erythematosus and other future agreed indications. Either we or UCB may propose development of dapirolizumab pegol in additional indications. If the parties do not agree to add an indication as an agreed indication to the collaboration, we or UCB may, at the sole expense of the applicable party, pursue development in such excluded indication(s), subject to an opt-in right of the non-pursuing party after proof of clinical activity.
All costs incurred for agreed indications, including research, development, sales and marketing expense, are shared equally between us and UCB. If marketing approval is obtained, both companies will co-promote dapirolizumab pegol and share profits and losses equally.
A summary of development expense related to the UCB collaboration agreement is as follows:

	For the Years Ended December 31,
(In millions)	2022	2021	2020
Total UCB collaboration development expense	$68.0	$84.2	$58.3
Biogen's share of the UCB collaboration development expense reflected in research and development expense in our consolidated statements of income	34.0	42.1	29.2
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
Under this agreement, we received an exclusive, worldwide license to develop and commercialize VUMERITY and we pay Alkermes royalties of 15.0% on worldwide net commercial sales of VUMERITY, which are recognized in cost of sales within our consolidated statements of income. Royalties payable on net commercial sales of VUMERITY are subject, under certain circumstances, to tiered minimum annual payment requirements for a period of five years following FDA approval. Royalty cost of sales related to sales of VUMERITY for the years ended December 31, 2022, 2021 and 2020, totaled approximately $83.0 million, $61.6 million and $12.9 million, respectively.
Alkermes is eligible to receive royalties in the high-single digits to sub-teen double digits of annual net commercial sales upon successful development and commercialization of new product candidates, other than VUMERITY, developed under the exclusive license from Alkermes.
Alkermes currently supplies both VUMERITY and FAMPYRA to us pursuant to separate supply agreements. In October 2019 we entered into a new supply agreement and amended our license and collaboration agreement with Alkermes for VUMERITY. We have elected to initiate a technology transfer and, following a transition period, to manufacture VUMERITY or have VUMERITY manufactured by a third party we have engaged in exchange for paying an increased royalty rate to Alkermes on any portion of future worldwide net commercial sales of VUMERITY that is manufactured by us or our designee. In October 2022 we entered into a new supply agreement with Alkermes for FAMPYRA. Acorda previously supplied FAMPYRA to us pursuant to a sublicensing arrangement with Alkermes, which was terminated in October 2022 as a result of an arbitration outcome between Acorda and Alkermes.
Acorda Therapeutics, Inc.
In June 2009 we entered into a collaboration and license agreement with Acorda Therapeutics, Inc. (Acorda) to develop and commercialize products containing fampridine, such as FAMPYRA, in markets outside the U.S. We are responsible for all regulatory activities and the future clinical development of related products in those markets.
Under this agreement, we pay tiered royalties based on the level of ex-U.S. net sales and we may pay potential milestone payments based on the successful achievement of certain regulatory and commercial milestones, which would be capitalized as intangible assets upon achievement of the milestones and amortized utilizing an economic consumption model. During the third quarter of 2020 we recognized a milestone of $15.0 million, which became due

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
upon ex-U.S. net sales reaching $100.0 million over a period of four consecutive quarters, and was capitalized within intangible assets, net in our consolidated balance sheets.
In connection with the collaboration and license agreement, we also entered into a supply agreement with Acorda for the commercial supply of FAMPYRA. This agreement was a sublicense arrangement of an existing agreement between Acorda and Alkermes Inc., who acquired Elan Drug Technologies, the original party to the license with Acorda. In October 2022 we learned that, as a result of an arbitration filed by Acorda with the American Arbitration Association in July 2020 after Acorda and Alkermes were unable to resolve a dispute over license and supply royalties, Acorda no longer had to pay Alkermes any royalties on net sales for license and supply of FAMPYRA and Acorda was now free to use alternative sources for supply of FAMPYRA. Acorda notified us that as a result of it no longer obtaining FAMPYRA from Alkermes, that we would need to enter into a supply agreement to obtain FAMPYRA directly with Alkermes.
For the years ending December 31, 2022, 2021 and 2020, total cost of sales related to royalties and commercial supply of FAMPYRA reflected in our consolidated statements of income were approximately $46.1 million, $46.6 million and $44.5 million, respectively.
Sage Therapeutics, Inc.
In November 2020 we entered into a global collaboration and license agreement with Sage to jointly develop and commercialize zuranolone (BIIB125) for the potential treatment of MDD and PPD and BIIB124 (SAGE-324) for the potential treatment of essential tremor with potential in other neurological conditions such as epilepsy.
In connection with the closing of this transaction in December 2020 we purchased $650.0 million of Sage common stock, or approximately 6.2 million shares at approximately $104.14 per share, which were initially subject to transfer restrictions. We recorded an asset in investments and other assets in our consolidated balance sheets to reflect the initial fair value of the Sage common stock acquired and a charge of approximately $209.0 million to research and development expense in our consolidated statements of income to reflect the premium paid for the Sage common stock. We also made an upfront payment of $875.0 million that was recorded as research and development expense within our consolidated statements of income for the year ended December 31, 2020.
We may also pay Sage development and commercial milestone payments that could total up to approximately $1.6 billion if all the specified milestones set forth in this collaboration are achieved. Both companies will share equal responsibility and costs for development as well as profits and losses for commercialization in the U.S. Outside of the U.S., we are responsible for development and commercialization, excluding Japan, Taiwan and South Korea, with respect to zuranolone and may pay Sage potential tiered royalties in the high teens to low twenties. We may pay Sage milestones totaling $225.0 million upon the first commercial sale of zuranolone, for the potential treatment of MDD and PPD, in the U.S.
A summary of development and sales and marketing expense related to this collaboration is as follows:

	For the Years Ended December 31,
(In millions)	2022	2021	2020
Total Sage collaboration development expense	$173.3	$167.7	$—
Biogen's share of the Sage collaboration development expense reflected in research and development expense in our consolidated statements of income	86.7	83.8	—
Total Sage sales and marketing expense incurred by the collaboration	109.9	36.4	—
Biogen's share of the Sage collaboration sales and marketing expense reflected in selling, general and administrative expense in our consolidated statements of income	55.0	18.2	—

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Denali Therapeutics Inc.
In August 2020 we entered into a collaboration and license agreement with Denali to co-develop and co-commercialize Denali's small molecule inhibitors of leucine-rich repeat kinase 2 (LRRK2) for Parkinson's disease. In addition to the LRRK2 program, we also have an exclusive option to license two preclinical programs from Denali’s Transport Vehicle platform, including its Antibody Transport Vehicle (ATV): ATV enabled anti-amyloid beta program and a second program utilizing its Transport Vehicle technology. Further, we have a right of first negotiation on two additional ATV-enabled therapeutics for indications within specific neurodegenerative diseases, should Denali decide to seek a collaboration for such programs.
As part of this collaboration we purchased $465.0 million of Denali common stock in September 2020, or approximately 13 million shares at approximately $34.94 per share, which were initially subject to transfer restrictions. We recorded an asset in investments and other assets in our consolidated balance sheets to reflect the initial fair value of the Denali common stock acquired and a charge of approximately $41.3 million to research and development expense in our consolidated statements of income to reflect the premium paid for the Denali common stock. We also made an upfront payment of $560.0 million that was recorded as research and development expense within our consolidated statements of income for the year ended December 31, 2020.
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
A summary of development expense related to this collaboration is as follows:

	For the Years Ended December 31,
(In millions)	2022	2021	2020
Total Denali collaboration development expense	$75.1	$42.5	$14.6
Biogen's share of the Denali collaboration development expense reflected in research and development expense in our consolidated statements of income	43.8	25.5	8.8
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
In connection with the closing of this transaction in April 2020 we purchased $225.0 million of Sangamo common stock, or approximately 24 million shares at approximately $9.21 per share, which were initially subject to transfer restrictions. We recorded an asset in investments and other assets in our consolidated balance sheets to reflect the initial fair value of the Sangamo common stock acquired and a charge of approximately $83.0 million to research and development expense in our consolidated statements of income to reflect the premium paid for the Sangamo common stock. We also made an upfront payment of $125.0 million that was recorded as research and development expense within our consolidated statements of income for the year ended December 31, 2020.
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

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
A summary of development expense related to this collaboration is as follows:

	For the Years Ended December 31,
(In millions)	2022	2021	2020
Total Sangamo collaboration development expense	$19.1	$22.7	$10.1
Biogen's share of the Sangamo collaboration development expense reflected in research and development expense in our consolidated statements of income	12.1	14.6	6.4
InnoCare Pharma Limited
In July 2021 we entered into a collaboration and license agreement with InnoCare Pharma Limited (InnoCare) for orelabrutinib, an oral small molecule Bruton's tyrosine kinase inhibitor for the potential treatment of MS. Orelabrutinib is currently being studied in a multi-country, placebo-controlled Phase 2 trial in RRMS. Under the terms of this collaboration, we have exclusive rights to orelabrutinib in the field of MS worldwide and certain autoimmune diseases outside of China (including Hong Kong, Macau and Taiwan), while InnoCare retains exclusive worldwide rights to orelabrutinib in the field of oncology and certain autoimmune diseases in China (including Hong Kong, Macau and Taiwan).
In connection with the closing of this transaction in August 2021 we made an upfront payment of $125.0 million that was recorded as research and development expense within our consolidated statements of income for the year ended December 31, 2021. We may also pay InnoCare up to approximately $812.5 million in potential development milestones and potential commercial payments should this collaboration achieve certain development, commercial milestones and sales thresholds. In addition, we may pay InnoCare tiered royalties on potential net sales of any products developed under this collaboration in the low to high teen percentages.
In February 2023 we terminated our license and collaboration agreement with InnoCare for orelabrutinib, for the potential treatment of MS.
Other Research and Discovery Arrangements
These arrangements may include the potential for future milestone payments based on the achievement of certain clinical and commercial development payable over a period of several years.
Other
For the years ended December 31, 2022, 2021 and 2020, we recorded approximately $39.2 million, $89.1 million and $92.1 million, respectively, as research and development expense in our consolidated statements of income related to other research and discovery related arrangements.
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
As part of this transaction, we are also eligible to receive up to an additional $50.0 million upon the achievement of certain commercial milestones. Our policy for contingent payments of this nature is to recognize the payments in the period that they become realizable, which is generally the same period in which the payments are earned.

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
Upon our November 2018 investment, the equity method of accounting required us to identify and allocate differences between the fair value of our investment and the carrying value of our interest in the underlying net assets of the investee. These basis differences were being amortized over their economic life, until the completion of the sale in April 2022, as discussed above. The total basis difference was approximately $675.0 million and related to inventory, developed technology, IPR&D and deferred tax balances. The basis differences related to inventory were amortized, net of tax, over their estimated useful lives of 1.5 years, and the basis differences related to developed technology and IPR&D for marketed products were being amortized, net of tax, over their estimated useful lives of 15 years.
For the year ended December 31, 2022, we recognized net income on our investment of $2.6 million, reflecting our share of Samsung Bioepis' operating profits, net of tax, totaling $17.0 million offset by amortization of basis differences totaling $14.4 million. This amount reflects our share of results prior to the sale of Samsung Bioepis as the results are recognized one quarter in arrears. Following the sale of Samsung Bioepis we no longer recognize gains or losses associated with Samsung Bioepis' results of operations and amortization related to basis differences.
For the year ended December 31, 2021, we recognized net income on our investment of $34.9 million, reflecting our share of Samsung Bioepis' operating profits, net of tax, totaling $64.6 million offset by amortization of basis differences totaling $29.7 million.
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
For additional information on the sale of our equity interest in Samsung Bioepis, please read Note 3, Dispositions, to these consolidated financial statements.
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
During the third quarter of 2020 we paid Samsung Bioepis a $15.0 million development milestone, which was included in research and development expense in our consolidated statements of income. During the third quarter of 2021 we accrued $15.0 million in milestone payments related to the approval of BYOOVIZ in the U.S., the E.U. and the U.K., that were capitalized within intangible assets, net in our consolidated balance sheets. We may also pay Samsung Bioepis up to approximately $180.0 million in additional development, regulatory and sales-based milestones.
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
We reflect revenue on sales of BENEPALI, IMRALDI and FLIXABI to third parties in product revenue, net in our consolidated statements of income and record the related cost of revenue and sales and marketing expense in our consolidated statements of income to their respective line items when these costs are incurred. Royalty payments to AbbVie Inc. (AbbVie) on sales of IMRALDI are recognized in cost of sales within our consolidated statements of income.
We share 50.0% of the profit or loss related to our commercial agreement with Samsung Bioepis, which is recognized in collaboration profit (loss) sharing in our consolidated statements of income. For the years ended December 31, 2022, 2021 and 2020, we recognized net profit-sharing expense of $217.4 million, $285.4 million and $266.5 million, respectively, to reflect Samsung Bioepis' 50.0% sharing of the net collaboration profits.
Other Services
Simultaneous with the formation of Samsung Bioepis, we also entered into a license agreement with Samsung Bioepis.
Under the license agreement, we granted Samsung Bioepis an exclusive license to use, develop, manufacture and commercialize biosimilar products created by Samsung Bioepis using Biogen product-specific technology. In exchange, we receive single digit royalties on biosimilar products developed and commercialized by Samsung Bioepis.
For the years ended December 31, 2022, 2021 and 2020, we recognized $20.6 million, $20.7 million and $20.9 million, respectively, in royalty revenue under the license agreement, as a component of other revenue in our consolidated statements of income.
Amounts receivable from Samsung Bioepis related to the agreements discussed above were $2.0 million and $4.1 million as of December 31, 2022 and 2021, respectively. Amounts payable to Samsung Bioepis related to the agreements discussed above were $40.5 million and $148.7 million as of December 31, 2022 and 2021, respectively.

Note 20:	Investments in Variable Interest Entities
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
We consolidate the results of Neurimmune as we determined that we are the primary beneficiary of Neurimmune because we have the power through the collaboration to direct the activities that most significantly impact the entity’s economic performance and we are required to fund 100.0% of the research and development costs incurred in support of the collaboration. Our royalty rates payable on products developed under the

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Neurimmune Agreement, including royalty rates payable on commercial sales of ADUHELM, range from the high single digits to sub-teens.
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
During 2021 we recorded a net deferred tax asset in Switzerland of approximately $100.0 million on Neurimmune's tax basis in ADUHELM, the realization of which was dependent on future sales of ADUHELM. During the first quarter of 2022, upon issuance of the final NCD related to ADUHELM, we recorded an increase in a valuation allowance of approximately $85.0 million to reduce the net value of this deferred tax asset to zero. These adjustments to our net deferred tax asset are each recorded with an equal and offsetting amount assigned to net income (loss) attributable to noncontrolling interests, net of tax in our consolidated statements of income, resulting in a zero net impact to net income attributable to Biogen Inc.
Excluding the impact of the Neurimmune deferred tax asset, the assets and liabilities of Neurimmune are not significant to our consolidated financial position or results of operations as it is a research and development organization. We have provided no financing to Neurimmune other than contractually required amounts.
Research and development costs for which we reimburse Neurimmune are reflected in research and development expense in our consolidated statements of income. During the years ending December 31, 2022, 2021 and 2020, amounts reimbursed were immaterial.
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
As of December 31, 2022 and 2021, the carrying value of our investments in certain biotechnology companies representing potential unconsolidated variable interest entities totaled $27.8 million and $24.6 million, respectively. Our maximum exposure to loss related to these variable interest entities is limited to the carrying value of our investments.
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

Note 21:	Litigation
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

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
With respect to some loss contingencies, an estimate of the possible loss or range of loss cannot be made until management has further information, including, for example, (i) which claims, if any, will survive dispositive motion practice; (ii) information to be obtained through discovery; (iii) information as to the parties' damages claims and supporting evidence; (iv) the parties’ legal theories; and (v) the parties' settlement positions. If an estimate of the possible loss or range of loss can be made at this time, it is included in the potential loss contingency description below.
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
Shareholder Derivative Actions
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
In June 2022 the Technical Boards of Appeal (TBA) of the European Patent Office (EPO) affirmed the revocation of the EP '510 Patent, which resolves all pending infringement claims under the EP '510 Patent. The EPO upheld the validity of the EP '488 Patent in October 2022.
In June 2020 Fresenius Kabi commenced preliminary injunction proceedings in Denmark's Maritime and Commercial High Court alleging that IMRALDI infringes the Danish counterpart of the EP '488 Patent and a corresponding Danish utility model, DK 2020 00038 Y3. In September 2021 the Court refused Fresenius Kabi's request for a preliminary injunction and Fresenius Kabi has withdrawn its appeal.
In July 2019 Gedeon Richter Nyrt commenced proceedings for damages and injunctive relief against Biogen GmbH in the Düsseldorf Regional Court, alleging infringement of the German counterpart of European Patent No. 3 212 667 (the EP '667 Patent), which expires in October 2035. The case has been stayed pending Gedeon Richter's appeal to the TBA of the revocation of the patent. A hearing has been set by the TBA for July 2023.
In November 2020 Gedeon Richter Nyrt commenced proceedings against Biogen GmbH in the Düsseldorf Regional Court alleging infringement of a German utility model corresponding to EP '667. The proceeding has been stayed pending the outcome of proceedings that Biogen has filed in the German Patent and Trademark Office to cancel the utility model, and in which a hearing has been set for March 2023.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Dispute with Former Convergence Shareholders
In 2015 Biogen acquired Convergence, a UK company. In November and December 2019 Shareholder Representative Services LLC, on behalf of the former shareholders of Convergence, sent us correspondence asserting claims of $200.0 million for alleged breach of the contract under which we acquired Convergence. We dispute the claims.
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
Distributor Matter
In December 2022 we terminated our distribution agreement with the distributor of products for Biogen in various countries in the Middle East and northern Africa. The former distributor has asserted breach of contract. No suit has been filed.
Other Matters
Government Investigations
The company has received subpoenas from the Securities and Exchange Commission seeking information relating to ADUHELM, including healthcare sites and ADUHELM's approval. In 2021 the U.S. House of Representatives Committees on Oversight and Reform and Energy (House Committees) and the Office of Inspector General (OIG) each announced investigations related to ADUHELM. In December 2022 the House Committees issued a report on their investigation.
TYSABRI Patent Matters
In September 2022 we filed an action in the U.S. District Court for the District of Delaware against Sandoz Inc. and Polpharma Biologics S.A. under the Biologics Price Competition and Innovation Act, 42 U.S.C. §262, seeking a declaratory judgment of patent infringement. No trial date has been set.
In December 2022 the TBA affirmed the revocation of our European Patent 2 676 967 (the EP '967 Patent), covering pre-treatment testing of patients using natalizumab (TYSABRI).
In September 2021 Polpharma Biologics S.A., Sandoz AG, Sandoz Limited and Sandoz GmbH filed an action in the English High Court to revoke the U.K. counterpart of the EP ‘967 Patent. No trial date has been set.
Annulment Proceedings in the General Court of the European Union relating to TECFIDERA
Pharmaceutical Works Polpharma SA (Polpharma) and Mylan Ireland Ltd. (Mylan Ireland) each filed actions in the General Court of the European Union (Polpharma in October 2018 and Mylan Ireland in November 2020) to annul the European Medicines Agency's (EMA) decision not to validate their applications to market generic versions of TECFIDERA on the grounds that TECFIDERA benefits from regulatory data protection. On May 5, 2021, the European General Court annulled the EMA's non-validation decision with respect to Polpharma. The European Court of Justice will announce its decision in our appeal of this decision on March 16, 2023. The case brought by Mylan Ireland has been stayed.
Product Liability and Other Legal Proceedings
We are also involved in product liability claims and other legal proceedings generally incidental to our normal business activities. While the outcome of any of these proceedings cannot be accurately predicted, we do not believe

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the ultimate resolution of any of these existing matters would have a material adverse effect on our business or financial condition.

Note 22:	Commitments and Contingencies
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
VUMERITY
Under our agreement with Alkermes, we make royalty payments to Alkermes on worldwide net commercial sales of VUMERITY using a royalty rate of 15.0%, which are recorded as cost of sales in our consolidated statements of income. Royalties payable on net commercial sales of VUMERITY are subject, under certain circumstances, to tiered minimum annual payment requirements for a period of five years following FDA approval. For additional information on our collaboration arrangement with Alkermes, please read Note 19, Collaborative and Other Relationships, to these consolidated financial statements.
Regulatory and Commercial Milestone Payments
Based on our development plans as of December 31, 2022, we could trigger potential future milestone payments to third parties of up to approximately $9.3 billion, including approximately $2.0 billion in development milestones, approximately $0.5 billion in regulatory milestones and approximately $6.8 billion in commercial milestones, as part of our various collaborations, including licensing and development programs. Payments under these agreements generally become due and payable upon achievement of certain development, regulatory or commercial milestones. Because the achievement of these milestones was not considered probable as of December 31, 2022, such contingencies have not been recorded in our financial statements. Amounts related to contingent milestone payments are not considered contractual obligations as they are contingent on the successful achievement of certain development, regulatory or commercial milestones.
If certain clinical and commercial milestones are met, we may pay up to $356.2 million in milestones in 2023 under our current agreements. This includes milestones totaling $225.0 million due to Sage upon the first commercial sale of zuranolone, for the potential treatment of MDD and PPD, in the U.S.
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

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Other Funding Commitments
As of December 31, 2022, we have several ongoing clinical studies in various clinical trial stages. Our most significant clinical trial expenditures are to CROs. The contracts with CROs are generally cancellable, with notice, at our option. We recorded accrued expense of approximately $20.4 million in our consolidated balance sheets for expenditures incurred by CROs as of December 31, 2022. We have approximately $929.0 million in cancellable future commitments based on existing CRO contracts as of December 31, 2022.
Tax Related Obligations
We exclude liabilities pertaining to uncertain tax positions from our summary of contractual obligations as we cannot make a reliable estimate of the period of cash settlement with the respective taxing authorities. As of December 31, 2022, we have approximately $154.6 million of liabilities associated with uncertain tax positions.
As of December 31, 2022 and 2021, we have accrued income tax liabilities of approximately $558.0 million and $633.0 million, respectively, under the Transition Toll Tax. Of the amounts accrued as of December 31, 2022, approximately $137.8 million is expected to be paid within one year. The Transition Toll Tax will be paid in installments over an eight--year period, which started in 2018, and will not accrue interest. For additional information on the Transition Toll Tax, please read Note 17, Income Taxes, to these consolidated financial statements.

Note 23:	Guarantees
As of December 31, 2022 and 2021, we did not have significant liabilities recorded for guarantees.
We enter into indemnification provisions under our agreements with other companies in the ordinary course of business, typically with business partners, contractors, clinical sites and customers. Under these provisions, we generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of our activities. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. However, to date we have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of December 31, 2022 and 2021.

Note 24:	Employee Benefit Plans
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
Expense related to our 401(k) Savings Plan totaled approximately $56.0 million, $58.4 million and $44.3 million for the years ended December 31, 2022, 2021 and 2020, respectively.
Deferred Compensation Plan
We maintain a non-qualified deferred compensation plan, known as the Supplemental Savings Plan (SSP), which allows a select group of management employees in the U.S. to defer a portion of their compensation. The SSP also provides certain credits to highly compensated U.S. employees that are paid by the company. These credits are known as the Restoration Match. The deferred compensation amounts are accrued when earned. Such deferred compensation is distributable in cash in accordance with the rules of the SSP. Deferred compensation amounts under such plan as of December 31, 2022 and 2021, totaled approximately $131.9 million and $131.4 million, respectively, and are included in other long-term liabilities in our consolidated balance sheets. The SSP also holds certain transition contributions on behalf of participants who previously participated in the Biogen, Inc. Retirement

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Plan. The Restoration Match and participant contributions vest immediately. Distributions to participants can be either in one lump sum payment or annual installments as elected by the participants.
Pension Plans
Our retiree benefit plans include defined benefit plans for employees in our affiliates in Switzerland and Germany as well as other insignificant defined benefit plans in certain other countries where we maintain an operating presence.
Our Swiss plan is a government-mandated retirement fund that provides employees with a minimum investment return. The minimum investment return is determined annually by the Swiss government and was 2.00% in 2022 and 1.00% in both 2021 and 2020. Under the Swiss plan, both we and certain of our employees with annual earnings in excess of government determined amounts are required to make contributions into a fund managed by an independent investment fiduciary. Employer contributions must be in an amount at least equal to the employee’s contribution. Minimum employee contributions are based on the respective employee’s age, salary and gender. As of December 31, 2022 and 2021, the Swiss plan had an unfunded net pension obligation of $49.9 million and $64.1 million, respectively, and plan assets that totaled $193.7 million and $200.1 million, respectively. In 2022, 2021 and 2020 we recognized net expense totaling $20.0 million, $21.5 million and $15.5 million, respectively, related to our Swiss plan, of which $5.3 million, $3.5 million and $2.6 million, respectively, was included in other (income) expense, net in our consolidated statements of income.
The obligations under the German plans are unfunded and totaled $40.9 million and $68.4 million as of December 31, 2022 and 2021, respectively. Net periodic pension cost related to the German plans totaled $5.9 million, $7.6 million and $6.2 million for the years ended December 31, 2022, 2021 and 2020, respectively, of which $1.8 million, $2.1 million and $2.0 million, respectively, was included in other (income) expense, net in our consolidated statements of income.

Note 25:	Segment Information
We operate as one operating segment, focused on discovering, developing and delivering worldwide innovative therapies for people living with serious neurological and neurodegenerative diseases as well as related therapeutic adjacencies. Our CEO, as the chief operating decision-maker, manages and allocates resources to the operations of our company on a total company basis. Our research and development organization is responsible for the research and discovery of new product candidates and supports development and registration efforts for potential future products. Our pharmaceutical, operations and technology organization manages the development of the manufacturing processes, clinical trial supply, commercial product supply, distribution, buildings and facilities. Our commercial organization is responsible for U.S. and international development of our commercial products. The company is also supported by corporate staff functions. Managing and allocating resources on a total company basis enables our CEO to assess the overall level of resources available and how to best deploy these resources across functions, therapeutic areas and research and development projects that are in line with our long-term company-wide strategic goals. Consistent with this decision-making process, our CEO uses consolidated, single-segment financial information for purposes of evaluating performance, forecasting future period financial results, allocating resources and setting incentive targets.
Enterprise-wide disclosures about product revenue, other revenue and long-lived assets by geographic area are presented below. Revenue is primarily attributed to individual countries based on location of the customer or licensee.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Geographic Information
The following tables contain certain financial information by geographic area:

	December 31, 2022
(In millions)	U.S.	Europe(1)	Germany	Asia	Other	Total
Product revenue from external customers	$3,469.3	$2,401.3	$926.2	$672.1	$518.9	$7,987.8
Revenue from anti-CD20 therapeutic programs	1,636.4	0.1	—	—	64.0	1,700.5
Other revenue from external customers	425.8	11.7	—	47.6	—	485.1
Long-lived assets	1,369.4	2,275.8	21.0	13.7	22.6	3,702.5

	December 31, 2021
(In millions)	U.S.	Europe(1)	Germany	Asia	Other	Total
Product revenue from external customers	$3,805.7	$2,626.0	$1,162.4	$688.0	$564.8	$8,846.9
Revenue from anti-CD20 therapeutic programs	1,596.7	—	—	—	61.8	1,658.5
Other revenue from external customers	429.9	9.7	—	36.7	—	476.3
Long-lived assets	1,390.5	2,337.8	25.4	16.4	21.7	3,791.8

	December 31, 2020
(In millions)	U.S.	Europe(1)	Germany	Asia	Other	Total
Product revenue from external customers	$5,900.1	$2,495.3	$1,161.1	$596.7	$539.0	$10,692.2
Revenue from anti-CD20 therapeutic programs	1,897.4	0.1	—	—	80.3	1,977.8
Other revenue from external customers	733.6	8.0	0.1	32.9	—	774.6
Long-lived assets	1,496.3	2,290.2	31.2	16.2	10.9	3,844.8

(1) Represents amounts related to Europe less those attributable to Germany.
Long-Lived Assets
As of December 31, 2022, 2021 and 2020, approximately $2,198.5 million, $2,237.0 million and $2,180.6 million, respectively, of our long-lived assets were related to the construction of our large-scale biologics manufacturing facility in Solothurn, Switzerland.
For additional information on our Solothurn manufacturing facility, please read Note 11, Property, Plant and Equipment, to these consolidated financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Biogen Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Biogen Inc. and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of income, of comprehensive income, of equity and of cash flow for each of the three years in the period ended December 31, 2022, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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
Reserves for Medicaid and Managed Care Rebates
As described in Notes 1 and 5 to the consolidated financial statements, the Company recognized revenue from product sales net of reserves, including Medicaid and managed care rebates. Within accrued expense and other, total contractual adjustments amounted to $868.1 million as of December 31, 2022. A portion of this balance includes provisions for Medicaid and managed care rebates in the US. Medicaid rebates relate to the Company’s estimated obligations to states under established reimbursement arrangements. The Company’s liability for Medicaid rebates consists of estimates for claims that a state will make for the current quarter, claims for prior quarters that have been estimated for which an invoice has not been received, invoices received for claims from the prior quarters that have not been paid and an estimate of potential claims that will be made for inventory that exists in the distribution channel at period end. Managed care rebates represent the Company’s estimated obligations to third-parties, primarily pharmacy benefit managers. These rebates result from performance-based goals, formulary position and price increase limit allowances (price protection). The calculation of the accrual for these rebates is based on an estimate of the coverage patterns and the resulting applicable contractual rebate rate(s) to be earned over a contractual period. Rebate accruals for Medicaid and managed care are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a liability which is included in accrued expense and other current liabilities. The Medicaid and managed care estimates reflect historical experience, current contractual and statutory requirements, specific known market events and trends, industry data and forecasted customer buying and payment patterns.
The principal considerations for our determination that performing procedures relating to reserves for Medicaid and managed care rebates is a critical audit matter are the significant judgment by management due to the significant measurement uncertainty involved in developing these reserves, as the reserves are based on assumptions developed using historical experience, current contractual requirements, specific known market events and payment patterns, which in turn led to a high degree of auditor judgment, subjectivity, and effort in applying procedures and evaluating audit evidence related to these assumptions.
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
/s/PricewaterhouseCoopers LLP
Boston, Massachusetts
February 15, 2023

We have served as the Company's auditor since 2003.