Form 10-Q
period 2023-03-31
BIOGEN INC.
filed 2023-04-25
CIK 875045

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the issuer’s Common Stock, $0.0005 par value, outstanding as of April 24, 2023, was 144,742,305 shares.

BIOGEN INC.
FORM 10-Q — Quarterly Report
For the Quarterly Period Ended March 31, 2023

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
•the potential impact of healthcare reform in the U.S., including the IRA, and measures being taken worldwide designed to reduce healthcare costs and limit the overall level of government expenditures, including the impact of pricing actions and reduced reimbursement for our products;
•our manufacturing capacity, use of third-party contract manufacturing organizations, plans and timing relating to changes in our manufacturing capabilities, activities in new or existing manufacturing facilities and the expected timeline for the remaining portion of the Solothurn manufacturing facility to begin manufacturing products or product candidates and for the gene therapy manufacturing facility in RTP, North Carolina to be operational;
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
NOTE REGARDING TRADEMARKS
ADUHELM®, AVONEX®, PLEGRIDY®, RITUXAN®, RITUXAN HYCELA®, SPINRAZA®, TECFIDERA®, TYSABRI® and VUMERITY® are registered trademarks of Biogen.
BENEPALI™, BYOOVIZ™, FLIXABI™, FUMADERM™, IMRALDI™ and QALSODY™ are trademarks of Biogen.
ACTEMRA®, ENBREL®, EYLEA®, FAMPYRA™, GAZYVA®, LEQEMBI™, HUMIRA®, LUCENTIS®, LUNSUMIO™, OCREVUS®, REMICADE® and other trademarks referenced in this report are the property of their respective owners.

DEFINED TERMS

2022 Form 10-K	Annual Report on Form 10-K for the year ended December 31, 2022
2020 Share Repurchase Program	Board of Directors authorized program to repurchase up to $5.0 billion of our common stock
300 Binney Street	300 Binney Street, Cambridge, MA
Advisory Committee	Peripheral and Central Nervous System Drugs Advisory Committee
AI	Artificial Intelligence
ALS	Amyotrophic Lateral Sclerosis
AOCI	Accumulated Other Comprehensive Income (Loss)
ASO	Antisense Oligonucleotide
ASU	Accounting Standards Update
ATV	Antibody Transport Vehicle
BLA	Biologics License Application
CCPA	California Consumer Privacy Act
CEO	Chief Executive Officer
cGMP	current Good Manufacturing Practices
CHMP	Committee for Medicinal Products for Human Use
CJEU	Court of Justice of the European Union
CLE	Cutaneous Lupus Erythematosus
CLL	Chronic Lymphocytic Leukemia
CMS	Centers for Medicare & Medicaid Services
Convergence	Convergence Pharmaceuticals Ltd.
CROs	Contract Research Organizations
Denali	Denali Therapeutics Inc.
DPN	Diabetic Painful Neuropathy
EC	European Commission
Eisai	Eisai Co., Ltd.
EMA	European Medicines Agency
EPO	European Patent Office
ERISA	Employee Retirement Income Security Act of 1974
E.U.	European Union
FASB	Financial Accounting Standards Board
FCPA	Foreign Corrupt Practices Act
FDA	U.S. Food and Drug Administration
FDIC	Federal Deposit Insurance Corporation
Genentech	Genentech, Inc.
GILTI	Global Intangible Low Tax Income
GloBE	Global Anti-Base Erosion
GMP	Good Manufacturing Practice
Humana	Humana Inc.
IPR&D	In-process research and development
Ionis	Ionis Pharmaceuticals Inc.
IRA	Inflation Reduction Act of 2022
LRRK2	Leucine-Rich Repeat Kinase 2
MAA	Marketing Authorization Application
MDD	Major Depressive Disorder

DEFINED TERMS (continued)

MS	Multiple Sclerosis
Mylan Ireland	Mylan Ireland Ltd.
NDA	New Drug Application
Neurimmune	Neurimmune SubOne AG
NMPA	National Medicinal Products Administration
OECD	Organization for Economic Co-operation and Development
OIG	Office of Inspector General
PDUFA	Prescription Drug User Fee Act
PMDA	Pharmaceuticals and Medical Devices Agency
Polpharma	Polpharma SA
PPACA	Patient Protection and Affordable Care Act
PPD	Postpartum Depression
PPMS	Primary Progressive MS
RMS	Relapsing MS
RRMS	Relapsing-Remitting MS
RTP	Research Triangle Park
Sage	Sage Therapeutics, Inc.
Samsung Bioepis	Samsung Bioepis Co., Ltd.
Samsung BioLogics	Samsung BioLogics Co., Ltd.
Sangamo	Sangamo Therapeutics, Inc.
SG&A	Selling, General and Administrative
SLE	Systemic Lupus Erythematosus
SMA	Spinal Muscular Atrophy
SOD1	Superoxide Dismutase 1
SVB	Silicon Valley Bank
SWISSMEDIC	Swiss Agency for Therapeutic Products
TBA	Technical Boards of Appeal
TGN	Trigeminal Neuralgia
Transition Toll Tax	A one-time mandatory deemed repatriation tax on accumulated foreign subsidiaries' previously untaxed foreign earnings
U.K.	United Kingdom
U.S.	United States
U.S. GAAP	Accounting Principles Generally Accepted in the U.S.
VA	Veterans Administration

PART I FINANCIAL INFORMATION

BIOGEN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited, in millions, except per share amounts)

	For the Three Months Ended March 31,
	2023	2022
Revenue:
Product, net	$1,763.3	$2,066.3
Revenue from LEQEMBI Collaboration	(18.9)	—
Revenue from anti-CD20 therapeutic programs	399.5	399.4
Contract manufacturing, royalty and other revenue	319.1	66.1
Total revenue	2,463.0	2,531.8
Cost and expense:
Cost of sales, excluding amortization and impairment of acquired intangible assets	662.8	753.9
Research and development	570.6	551.7
Selling, general and administrative	605.0	634.9
Amortization and impairment of acquired intangible assets	50.2	66.9
Collaboration profit sharing/(loss reimbursement)	57.1	(117.3)
(Gain) loss on fair value remeasurement of contingent consideration	—	(7.1)
Restructuring charges	9.6	38.1
Other (income) expense, net	69.4	263.3
Total cost and expense	2,024.7	2,184.4
Income before income tax expense and equity in loss of investee, net of tax	438.3	347.4
Income tax (benefit) expense	50.7	125.6
Equity in (income) loss of investee, net of tax	—	3.3
Net income	387.6	218.5
Net income (loss) attributable to noncontrolling interests, net of tax	(0.3)	(85.3)
Net income attributable to Biogen Inc.	$387.9	$303.8

Net income per share:
Basic earnings per share attributable to Biogen Inc.	$2.69	$2.06
Diluted earnings per share attributable to Biogen Inc.	$2.67	$2.06

Weighted-average shares used in calculating:
Basic earnings per share attributable to Biogen Inc.	144.4	147.1
Diluted earnings per share attributable to Biogen Inc.	145.2	147.6

See accompanying notes to these unaudited condensed consolidated financial statements.

BIOGEN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in millions)

	For the Three Months Ended March 31,
	2023	2022
Net income attributable to Biogen Inc.	$387.9	$303.8
Other comprehensive income:
Unrealized gains (losses) on securities available for sale, net of tax	5.7	(9.7)
Unrealized gains (losses) on cash flow hedges, net of tax	(35.4)	15.9
Gains (losses) on net investment hedges, net of tax	—	6.2
Unrealized gains (losses) on pension benefit obligation, net of tax	0.5	0.9
Currency translation adjustment	22.1	(21.8)
Total other comprehensive income (loss), net of tax	(7.1)	(8.5)
Comprehensive income (loss) attributable to Biogen Inc.	380.8	295.3
Comprehensive income (loss) attributable to noncontrolling interests, net of tax	(0.3)	(85.3)
Comprehensive income (loss)	$380.5	$210.0

See accompanying notes to these unaudited condensed consolidated financial statements.

BIOGEN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in millions, except per share amounts)

	As of March 31, 2023	As of December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$2,898.2	$3,419.3
Marketable securities	2,143.1	1,473.5
Accounts receivable, net	1,634.4	1,705.0
Due from anti-CD20 therapeutic programs	393.8	431.4
Inventory	1,281.0	1,344.4
Other current assets	1,412.0	1,417.6
Total current assets	9,762.5	9,791.2
Marketable securities	978.2	705.7
Property, plant and equipment, net	3,300.9	3,298.6
Operating lease assets	399.1	403.9
Intangible assets, net	1,813.3	1,850.1
Goodwill	5,751.8	5,749.0
Deferred tax asset	1,211.8	1,226.4
Investments and other assets	1,380.8	1,529.2
Total assets	$24,598.4	$24,554.1
LIABILITIES AND EQUITY
Current liabilities:
Taxes payable	$235.5	$259.9
Accounts payable	491.2	491.5
Accrued expense and other	2,288.2	2,521.4
Total current liabilities	3,014.9	3,272.8
Notes payable	6,282.7	6,281.0
Deferred tax liability	251.3	334.7
Long-term operating lease liabilities	327.0	333.0
Other long-term liabilities	935.5	944.2
Total liabilities	10,811.4	11,165.7
Commitments, contingencies and guarantees
Equity:
Biogen Inc. shareholders’ equity:
Preferred stock, par value $0.001 per share	—	—
Common stock, par value $0.0005 per share	0.1	0.1
Additional paid-in capital	91.2	73.3
Accumulated other comprehensive income (loss)	(172.0)	(164.9)
Retained earnings	16,854.4	16,466.5
Treasury stock, at cost	(2,977.1)	(2,977.1)
Total Biogen Inc. shareholders’ equity	13,796.6	13,397.9
Noncontrolling interests	(9.6)	(9.5)
Total equity	13,787.0	13,388.4
Total liabilities and equity	$24,598.4	$24,554.1

See accompanying notes to these unaudited condensed consolidated financial statements.

BIOGEN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(unaudited, in millions)

	For the Three Months Ended March 31,
	2023	2022
Cash flow from operating activities:
Net income	$387.6	$218.5
Adjustments to reconcile net income to net cash flow from operating activities:
Depreciation and amortization	112.3	143.1
Excess and obsolescence charges related to inventory	17.4	281.5
Share-based compensation	75.6	67.6
Contingent consideration	—	(7.1)
Deferred income taxes	(64.5)	1.0
(Gain) loss on strategic investments	79.6	191.1
(Gain) loss on equity method investments	—	3.3
Other	31.4	43.3
Changes in operating assets and liabilities, net:
Accounts receivable	77.2	(87.5)
Due from anti-CD20 therapeutic programs	37.6	22.9
Inventory	27.9	(142.6)
Accrued expense and other current liabilities	(295.0)	(461.6)
Income tax assets and liabilities	65.0	101.9
Other changes in operating assets and liabilities, net	(96.8)	(213.6)
Net cash flow provided by (used in) operating activities	455.3	161.8
Cash flow from investing activities:
Purchases of property, plant and equipment	(66.6)	(57.9)
Proceeds from sales and maturities of marketable securities	406.7	543.6
Purchases of marketable securities	(1,321.2)	(1,133.5)
Acquisitions of intangible assets	(5.0)	—
Proceeds from sales of strategic investments	33.8	—
Other	(0.7)	(0.2)
Net cash flow provided by (used in) investing activities	(953.0)	(648.0)
Cash flow from financing activities:
Payments related to issuance of stock for share-based compensation arrangements, net	(60.1)	(20.8)
Net (distribution) contribution to noncontrolling interest	0.2	0.2
Other	16.5	4.1
Net cash flow provided by (used in) financing activities	(43.4)	(16.5)
Net increase (decrease) in cash and cash equivalents	(541.1)	(502.7)
Effect of exchange rate changes on cash and cash equivalents	20.0	(9.4)
Cash and cash equivalents, beginning of the period	3,419.3	2,261.4
Cash and cash equivalents, end of the period	$2,898.2	$1,749.3

See accompanying notes to these unaudited condensed consolidated financial statements.

BIOGEN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited, in millions)

	Preferred stock		Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings	Treasury stock		Total Biogen Inc. shareholders’ equity	Noncontrolling interests	Total equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance, December 31, 2022	—	$—	167.9	$0.1	$73.3	$(164.9)	$16,466.5	(23.8)	$(2,977.1)	$13,397.9	$(9.5)	$13,388.4
Net income	—	—	—	—	—	—	387.9	—	—	387.9	(0.3)	387.6
Other comprehensive income (loss), net of tax	—	—	—	—	—	(7.1)	—	—	—	(7.1)	—	(7.1)
Capital contribution from noncontrolling interest	—	—	—	—	—	—	—	—	—	—	0.2	0.2
Issuance of common stock under stock option and stock purchase plans	—	—	0.1	—	20.1	—	—	—	—	20.1	—	20.1
Issuance of common stock under stock award plan	—	—	0.6	—	(80.2)	—	—	—	—	(80.2)	—	(80.2)
Compensation related to share-based payments	—	—	—	—	78.9	—	—	—	—	78.9	—	78.9
Other	—	—	—	—	(0.9)	—	—	—	—	(0.9)	—	(0.9)
Balance, March 31, 2023	—	$—	168.6	$0.1	$91.2	$(172.0)	$16,854.4	(23.8)	$(2,977.1)	$13,796.6	$(9.6)	$13,787.0

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
Business Overview
Biogen is a global biopharmaceutical company focused on discovering, developing and delivering innovative therapies for people living with serious and complex diseases worldwide. We have a broad portfolio of medicines to treat MS, have introduced the first approved treatment for SMA and co-developed two treatments to address a defining pathology of Alzheimer's disease. We are focused on advancing our pipeline in neurology, neuropsychiatry, specialized immunology and rare diseases. We support our drug discovery and development efforts through internal research and development programs and external collaborations.
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
In addition to continuing to invest in new potential innovation in MS and SMA we are advancing our mid-to-late stage programs including zuranolone for MDD and PPD, BIIB080 for Alzheimer's disease, QALSODY (tofersen) for ALS and both litifilimab and dapirolizumab pegol for certain forms of lupus.
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
For additional information on our collaboration arrangements, please read Note 16, Collaborative and Other Relationships, to these unaudited condensed consolidated financial statements (condensed consolidated financial statements). For additional information on our collaboration arrangements with Genentech, please read Note 19, Collaborative and Other Relationships, to our audited consolidated financial statements included in our 2022 Form 10-K.
Basis of Presentation
In the opinion of management, our condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair statement of our financial statements for interim periods in accordance with U.S. GAAP. The information included in this quarterly report on Form 10-Q should be read in conjunction with our audited consolidated financial statements and the accompanying notes included in our 2022 Form 10-K. Our accounting policies are described in the Notes to Consolidated Financial Statements in our 2022 Form 10-K and updated, as necessary, in this report. The year-end condensed consolidated balance sheet data presented for comparative purposes was derived from our audited financial statements, but does not include all disclosures required by U.S. GAAP. The results of operations for the three months ended March 31, 2023, are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.
We operate as one operating segment, focused on discovering, developing and delivering worldwide innovative therapies for people living with serious neurological and neurodegenerative diseases as well as related therapeutic adjacencies.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
Consolidation
Our condensed consolidated financial statements reflect our financial statements, those of our wholly-owned subsidiaries and certain variable interest entities where we are the primary beneficiary. For consolidated entities where we own or are exposed to less than 100.0% of the economics, we record net income (loss) attributable to noncontrolling interests, net of tax in our condensed consolidated statements of income equal to the percentage of the economic or ownership interest retained in such entities by the respective noncontrolling parties. Intercompany balances and transactions are eliminated in consolidation.
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
Fair Value Measurements
In June 2022 the FASB issued ASU No. 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. This standard clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. This standard becomes effective for us on January 1, 2024. We elected to early adopt this standard on a prospective basis during the third quarter of 2022. Upon adoption, we recorded an immaterial amount in other (income) expense, net in our condensed consolidated statements of income, as a result of removing the impact of the remaining contractual sale restrictions from the fair value measurement of certain shares in Sage.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

Note 2:	Dispositions
Sale of Joint Venture Equity Interest in Samsung Bioepis
In April 2022 we completed the sale of our 49.9% equity interest in Samsung Bioepis to Samsung BioLogics. Under the terms of this transaction, we received approximately $1.0 billion in cash at closing and expect to receive approximately $1.3 billion in cash to be deferred over two payments. The first payment of approximately $812.5 million was received in April 2023 and the second payment of approximately $437.5 million is due at the second anniversary of the closing of this transaction.
Prior to the sale, the carrying value of our investment in Samsung Bioepis totaled $581.6 million. During the second quarter of 2022 we recognized a pre-tax gain of approximately $1.5 billion related to this transaction, which was recorded in other (income) expense, net in our condensed consolidated statements of income. This pre-tax gain included reclassifications from AOCI to net income of approximately $58.9 million in cumulative translation losses, partially offset by approximately $57.0 million in gains resulting from the termination of our net investment hedge.
We elected the fair value option and measured the payments due to us from Samsung BioLogics at fair value. As of March 31, 2023, the estimated fair values of the first and second payments using risk-adjusted discount rates of 5.9% and 5.8%, respectively, were approximately $809.9 million and $411.6 million, respectively. These payments have been classified as Level 3 measurements and are reflected in other current assets and investments and other assets, respectively, in our condensed consolidated balance sheets.
For the three months ended March 31, 2023, we recognized a gain of approximately $11.1 million and $6.2 million to reflect the changes in fair value related to the first and second payments due to us, respectively. These changes were recorded in other (income) expense, net in our condensed consolidated statements of income.
As part of this transaction, we are also eligible to receive up to an additional $50.0 million upon the achievement of certain commercial milestones. Our policy for contingent payments of this nature is to recognize the payments in the period that they become realizable, which is generally the same period in which the payments are earned.

Note 3:	Restructuring
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
Under these initiatives, we estimate we will incur total restructuring charges of approximately $135.0 million, primarily related to severance. These amounts were substantially incurred during 2022. As of March 31, 2023, $28.0 million remained in our restructuring reserve and payments are expected to be made through 2026.
For the three months ended March 31, 2023 and 2022, we recognized $9.6 million and $38.1 million, respectively, of net pre-tax restructuring charges, of which approximately $7.1 million and $27.7 million, respectively, consisted of employee severance costs. These costs were recorded in restructuring charges in our condensed consolidated statements of income. Our restructuring reserve is included in accrued expense and other in our condensed consolidated balance sheets.
In September 2022 we entered into an agreement to partially terminate a portion of our lease located at 300 Binney Street, as well as to reduce the lease term for the majority of the remaining space. This resulted in a gain of approximately $5.3 million, which was recorded within restructuring charges in our condensed consolidated statements of income during the third quarter of 2022. For additional information on our 300 Binney Street lease modification, please read Note 12, Leases, to our consolidated financial statements included in our 2022 Form 10-K.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
Following an evaluation of our current capacity needs, in March 2022 we ceased using a patient services office space in Durham, North Carolina. Our decision to cease use of the facility resulted in the immediate expense of certain leasehold improvements and other assets at this facility. As a result, we recognized approximately $10.4 million of accelerated depreciation expense, which was recorded in restructuring charges in our condensed consolidated statements of income for the three months ended March 31, 2022. In May 2022 we entered into a lease assignment agreement whereby we assigned our remaining lease obligations to an external third party. As a result of the lease assignment, we derecognized the related operating lease obligation and right-of-use asset during the second quarter of 2022.
For the three months ended March 31, 2023, we recognized other restructuring costs of approximately $2.5 million, which were recorded in restructuring charges in our condensed consolidated statements of income. Other restructuring costs include items such as facility closure costs, employee non-severance expense, asset write-offs and other costs.
Charges and spending related to our workforce reductions is summarized as follows:

	For the Three Months Ended March 31,
(In millions)	2023		2022
Restructuring reserve as of December 31	$35.9		$—
Expense	7.1		27.7
Payment	(15.6)		(6.2)
Foreign currency and other adjustments	0.6		—
Restructuring reserve as of March 31	$28.0	—	$21.5

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

Note 4:	Revenue
Product Revenue
Revenue by product is summarized as follows:

	For the Three Months Ended March 31,
	2023			2022
(In millions)	United States	Rest of World	Total	United States	Rest of World	Total
Multiple Sclerosis (MS):
TECFIDERA	$74.7	$199.8	$274.5	$117.1	$292.8	$409.9
VUMERITY	93.5	14.7	108.2	125.2	2.8	128.0
Total Fumarate	168.2	214.5	382.7	242.3	295.6	537.9
AVONEX	102.6	69.8	172.4	148.0	81.6	229.6
PLEGRIDY	29.9	43.3	73.2	34.3	45.7	80.0
Total Interferon	132.5	113.1	245.6	182.3	127.3	309.6
TYSABRI	245.4	227.4	472.8	284.5	236.3	520.8
FAMPYRA	—	24.1	24.1	—	26.2	26.2
Subtotal: MS	546.1	579.1	1,125.2	709.1	685.4	1,394.5

Spinal Muscular Atrophy:
SPINRAZA	146.7	296.6	443.3	163.3	309.2	472.5

Biosimilars:
BENEPALI	—	109.0	109.0	—	114.7	114.7
IMRALDI	—	54.4	54.4	—	57.1	57.1
FLIXABI	—	20.4	20.4	—	22.5	22.5
BYOOVIZ	8.2	0.4	8.6	—	—	—
Subtotal: Biosimilars	8.2	184.2	192.4	—	194.3	194.3

Other(1)	0.4	2.0	2.4	2.8	2.2	5.0
Total product revenue	$701.4	$1,061.9	$1,763.3	$875.2	$1,191.1	$2,066.3

(1) Other includes FUMADERM and ADUHELM.
We recognized revenue from two wholesalers accounting for 27.3% and 7.4% of gross product revenue for the three months ended March 31, 2023, and 26.3% and 10.5% of gross product revenue for the three months ended March 31, 2022.
An analysis of the change in reserves for discounts and allowances is summarized as follows:

(In millions)	Discounts	Contractual Adjustments	Returns	Total
Balance, December 31, 2022	$153.8	$857.7	$23.5	$1,035.0
Current provisions relating to sales in current year	182.3	638.0	3.5	823.8
Adjustments relating to prior years	(1.1)	(8.1)	1.0	(8.2)
Payments/credits relating to sales in current year	(94.0)	(261.8)	(1.0)	(356.8)
Payments/credits relating to sales in prior years	(73.3)	(368.1)	(7.4)	(448.8)
Balance, March 31, 2023	$167.7	$857.7	$19.6	$1,045.0

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
The total reserves above, which are included in our condensed consolidated balance sheets, are summarized as follows:

(In millions)	As of March 31, 2023	As of December 31, 2022
Reduction of accounts receivable	$137.8	$143.4
Component of accrued expense and other	907.2	891.6
Total revenue-related reserves	$1,045.0	$1,035.0
Revenue from LEQEMBI Collaboration
In January 2023 the FDA granted accelerated approval of LEQEMBI, which became commercially available in the U.S. during the first quarter of 2023. Upon commercialization, we began recognizing commercial profits and losses related to the LEQEMBI Collaboration Agreement on a net basis as a separate component of total revenue within our condensed consolidated income statements, as we are not the principal.
For the three months ended March 31, 2023, we recognized a reduction to revenue of approximately $18.9 million, reflecting our net profit-share of the LEQEMBI Collaboration results in the U.S.
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

	For the Three Months Ended March 31,
(In millions)	2023	2022
Royalty revenue on sales of OCREVUS	$283.6	$252.3
Biogen’s share of pre-tax profits in the U.S. for RITUXAN, GAZYVA and LUNSUMIO	112.5	143.2
Other revenue from anti-CD20 therapeutic programs	3.4	3.9
Total revenue from anti-CD20 therapeutic programs	$399.5	$399.4
For additional information on our collaboration arrangements with Genentech, please read Note 19, Collaborative and Other Relationships, to our consolidated financial statements included in our 2022 Form 10-K.
Contract Manufacturing, Royalty and Other Revenue
Contract manufacturing, royalty and other revenue is summarized in the table below.

	For the Three Months Ended March 31,
(In millions)	2023	2022
Contract manufacturing revenue	$306.9	$47.5
Royalty and other revenue	12.2	18.6
Total contract manufacturing, royalty and other revenue	$319.1	$66.1
Contract Manufacturing Revenue
Contract manufacturing revenue primarily reflects amounts earned under contract manufacturing agreements with our strategic customers. During the first quarter of 2023 we began recognizing contract manufacturing revenue for LEQEMBI, upon accelerated approval of LEQEMBI in the U.S. Prior to accelerated approval, contract manufacturing amounts related to LEQEMBI were recognized in research and development within our condensed consolidated income statements.
Royalty and Other Revenue
Royalty and other revenue primarily reflects the royalties we receive from net sales on products related to patents that we have out-licensed, as well as royalty revenue on biosimilar products from our license arrangements with Samsung Bioepis.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
For additional information on our license arrangements with Samsung Bioepis, please read Note 16, Collaborative and Other Relationships, to these condensed consolidated financial statements.

Note 5:	Inventory
The components of inventory are summarized as follows:

(In millions)	As of March 31, 2023	As of December 31, 2022
Raw materials	$432.4	$413.2
Work in process	684.9	751.9
Finished goods	205.9	200.4
Total inventory	$1,323.2	$1,365.5

Balance Sheet Classification:
Inventory	$1,281.0	$1,344.4
Investments and other assets	42.2	21.1
Total inventory	$1,323.2	$1,365.5
During the first quarter of 2022 we wrote-off approximately $275.0 million of inventory related to ADUHELM, as a result of the final NCD, which was recognized in cost of sales within our condensed consolidated statements of income for the three months ended March 31, 2022. We recognized approximately $136.0 million related to Eisai's 45.0% share of these charges in collaboration profit sharing/(loss reimbursement) within our condensed consolidated statements of income for the three months ended March 31, 2022. As of March 31, 2023 and December 31, 2022, the carrying value of our ADUHELM inventory was immaterial.
For additional information on our collaboration arrangements with Eisai, please read Note 16, Collaborative and Other Relationships, to these condensed consolidated financial statements.

Note 6:	Intangible Assets and Goodwill
Intangible Assets
Intangible assets, net of accumulated amortization, impairment charges and adjustments are summarized as follows:

		As of March 31, 2023			As of December 31, 2022
(In millions)	Estimated Life	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Completed technology	4-28 years	$7,428.7	$(5,679.4)	$1,749.3	$7,415.3	$(5,629.2)	$1,786.1
Trademarks and trade names	Indefinite	64.0	—	64.0	64.0	—	64.0
Total intangible assets		$7,492.7	$(5,679.4)	$1,813.3	$7,479.3	$(5,629.2)	$1,850.1
Amortization and Impairments
For the three months ended March 31, 2023, amortization and impairment of acquired intangible assets totaled $50.2 million, compared to $66.9 million in the prior year comparative period. The decrease was primarily due to a lower rate of amortization for acquired intangible assets. For the three months ended March 31, 2023 and 2022, we had no impairment charges.
Completed Technology
Completed technology primarily relates to our other marketed products and programs acquired through asset acquisitions, licenses and business combinations.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
Estimated Future Amortization of Intangible Assets
The estimated future amortization of finite-lived intangible assets for the next five years is expected to be as follows:

(In millions)	As of March 31, 2023
2023 (remaining nine months)	$165.0
2024	195.0
2025	190.0
2026	175.0
2027	170.0
2028	165.0
Goodwill
The following table provides a roll forward of the changes in our goodwill balance:

(In millions)	As of March 31, 2023
Goodwill, December 31, 2022	$5,749.0
Other	2.8
Goodwill, March 31, 2023	$5,751.8
As of March 31, 2023, we had no accumulated impairment losses related to goodwill. Other includes adjustments related to foreign currency exchange rate fluctuations.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

Note 7:	Fair Value Measurements
The tables below present information about our assets and liabilities that are regularly measured and carried at fair value and indicate the level within the fair value hierarchy of the valuation techniques we utilized to determine such fair value:

	Fair Value Measurements on a Recurring Basis
	As of March 31, 2023
(In millions)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$2,406.6	$—	$2,406.6	$—
Marketable debt securities:
Corporate debt securities	1,704.2	—	1,704.2	—
Government securities	1,285.0	—	1,285.0	—
Mortgage and other asset backed securities	132.1	—	132.1	—
Marketable equity securities	678.1	678.1	—	—
Other current assets:
Receivable from Samsung BioLogics(1)	809.9	—	—	809.9
Derivative contracts	35.1	—	35.1	—
Other assets:
Plan assets for deferred compensation	34.1	—	34.1	—
Receivable from Samsung BioLogics(1)	411.6	—	—	411.6
Total	$7,496.7	$678.1	$5,597.1	$1,221.5
Liabilities:
Derivative contracts	$39.8	$—	$39.8	$—
Total	$39.8	$—	$39.8	$—

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
The fair value of Level 2 instruments classified as cash equivalents and marketable debt securities was determined through third-party pricing services. During the third quarter of 2022 we elected to early adopt ASU 2022-03 on a prospective basis, which resulted in removing the impact of contractual sale restrictions from the fair value measurement of our remaining Sage common stock subject to certain holding period restrictions. As of December 31, 2022, our entire investment in the common stock of Sage was classified as a Level 1 measurement. Prior to the adoption of this standard, the fair value of Level 2 instruments classified as marketable equity securities represented a portion of our investment in the common stock of Sage and was valued using an option pricing valuation model.
Our investments in the common stock of Sangamo and Denali had holding period restrictions that expired during 2022. As of December 31, 2022, the fair values of our investments in Sangamo and Denali common stock were classified as Level 1 measurements.
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
For additional information on our investments in Denali, Sangamo and Sage common stock, please read Note 19, Collaborative and Other Relationships, to our consolidated financial statements included in our 2022 Form 10-K.
There have been no material impairments of our assets measured and carried at fair value as of March 31, 2023 and December 31, 2022. In addition, there have been no changes to our valuation techniques as of March 31, 2023 and December 31, 2022.
For a description of our validation procedures related to prices provided by third-party pricing services and our option pricing valuation model, please read Note 1, Summary of Significant Accounting Policies - Fair Value Measurements, to our consolidated financial statements included in our 2022 Form 10-K.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
Level 3 Assets and Liabilities Held at Fair Value
There were no transfers of assets or liabilities into or out of Level 3 as of March 31, 2023 and December 31, 2022.
Contingent Consideration Obligations
In connection with our acquisition of Convergence, we agreed to make additional payments based upon the achievement of certain milestone events. The following table provides a roll forward of the fair value of our contingent consideration obligations, which were classified as Level 3 measurements:

(In millions)	For the three months ended March 31, 2022
Fair value, beginning of period	$209.1
Changes in fair value	(7.1)
Fair value, end of period	$202.0
Changes in the fair value of our contingent consideration obligations are recorded in (gain) loss on fair value remeasurement of contingent consideration in our condensed consolidated statements of income.
During the fourth quarter of 2022 we discontinued further development efforts related to vixotrigine for the potential treatment of TGN and DPN, resulting in a reduction of our contingent consideration obligations of approximately $195.4 million, reducing the fair value of vixotrigine to zero.
For the three months ended March 31, 2022, the changes in fair value of our contingent consideration obligations were primarily due to an increase in discount rates used to revalue these obligations and delays in the expected timing of the achievement of certain remaining developmental milestones related to our vixotrigine programs.
Financial Instruments Not Carried at Fair Value
Other Financial Instruments
Due to the short-term nature of certain financial instruments, the carrying value reflected in our condensed consolidated balance sheets for current accounts receivable, due from anti-CD20 therapeutic programs, other current assets, accounts payable and accrued expense and other, approximates fair value.
Debt Instruments
The fair and carrying values of our debt instruments, which are Level 2 liabilities, are summarized as follows:

	As of March 31, 2023		As of December 31, 2022
(In millions)	Fair Value	Carrying Value	Fair Value	Carrying Value
4.050% Senior Notes due September 15, 2025	$1,711.6	$1,745.2	$1,699.9	$1,744.7
2.250% Senior Notes due May 1, 2030	1,262.2	1,493.1	1,219.0	1,492.9
5.200% Senior Notes due September 15, 2045	1,130.2	1,100.4	1,033.2	1,100.3
3.150% Senior Notes due May 1, 2050	1,043.7	1,473.9	989.0	1,473.8
3.250% Senior Notes due February 15, 2051	493.2	470.1	469.1	469.3
Total	$5,640.9	$6,282.7	$5,410.2	$6,281.0
The fair values of each of our series of Senior Notes were determined through market, observable and corroborated sources. The changes in the fair values of our Senior Notes as of March 31, 2023, compared to December 31, 2022, are primarily related to decreases in U.S. treasury yields used to value our Senior Notes since December 31, 2022. For additional information related to our Senior Notes, please read Note 13, Indebtedness, to our consolidated financial statements included in our 2022 Form 10-K.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

Note 8:	Financial Instruments
The following table summarizes our financial assets with maturities of less than 90 days from the date of purchase included in cash and cash equivalents in our condensed consolidated balance sheets:

(In millions)	As of March 31, 2023	As of December 31, 2022
Commercial paper	$64.0	$177.2
Overnight reverse repurchase agreements	300.3	59.0
Money market funds	2,042.3	2,581.5
Short-term debt securities	—	29.9
Total	$2,406.6	$2,847.6
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
Our marketable equity securities gains (losses) are recorded in other (income) expense, net in our condensed consolidated statements of income. The following tables summarize our marketable debt and equity securities, classified as available-for-sale:

	As of March 31, 2023
(In millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable debt securities
Corporate debt securities:
Current	$1,287.6	$0.1	$(4.4)	$1,283.3
Non-current	423.4	1.0	(3.5)	420.9
Government securities:
Current	863.5	0.1	(4.2)	859.4
Non-current	426.1	1.0	(1.5)	425.6
Mortgage and other asset backed securities:
Current	0.4	—	—	0.4
Non-current	132.9	0.1	(1.3)	131.7
Total marketable debt securities	$3,133.9	$2.3	$(14.9)	$3,121.3

Marketable equity securities
Marketable equity securities, current	$87.7	$—	$(19.8)	$67.9
Marketable equity securities, non-current	1,001.1	—	(390.9)	610.2
Total marketable equity securities	$1,088.8	$—	$(410.7)	$678.1

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

	As of December 31, 2022
(In millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable debt securities
Corporate debt securities:
Current	$936.2	$—	$(4.9)	$931.3
Non-current	305.3	0.1	(5.1)	300.3
Government securities:
Current	547.1	0.1	(5.0)	542.2
Non-current	271.4	—	(3.3)	268.1
Mortgage and other asset backed securities:
Current	—	—	—	—
Non-current	139.1	0.1	(1.9)	137.3
Total marketable debt securities	$2,199.1	$0.3	$(20.2)	$2,179.2

Marketable equity securities
Marketable equity securities, non-current	$1,133.8	$—	$(342.7)	$791.1
Total marketable equity securities	$1,133.8	$—	$(342.7)	$791.1
Summary of Contractual Maturities: Available-for-Sale Debt Securities
The estimated fair value and amortized cost of our marketable debt securities classified as available-for-sale by contractual maturity are summarized as follows:

	As of March 31, 2023		As of December 31, 2022
(In millions)	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost
Due in one year or less	$2,143.1	$2,151.5	$1,473.5	$1,483.3
Due after one year through five years	962.2	965.8	694.4	703.7
Due after five years	16.0	16.6	11.3	12.1
Total marketable debt securities	$3,121.3	$3,133.9	$2,179.2	$2,199.1
The average maturity of our marketable debt securities classified as available-for-sale as of March 31, 2023 and December 31, 2022, was approximately 9 months and 8 months, respectively.
Proceeds from Marketable Debt Securities
The proceeds from maturities and sales of marketable debt securities and resulting realized gains and losses are summarized as follows:

	For the Three Months Ended March 31,
(In millions)	2023	2022
Proceeds from maturities and sales	$406.7	$543.6
Realized gains	0.1	—
Realized losses	0.7	0.6
Realized losses for the three months ended March 31, 2023, primarily relate to sales of U.S. treasuries and corporate bonds. Realized losses for the three months ended March 31, 2022, primarily relate to sales of corporate bonds, agency mortgage-backed securities and other asset-backed securities.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
Strategic Investments
As of March 31, 2023 and December 31, 2022, our strategic investment portfolio was comprised of investments totaling $733.6 million and $846.0 million, respectively, which are included in investments and other assets in our condensed consolidated balance sheets.
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
The decrease in our strategic investment portfolio as of March 31, 2023, was primarily due to a decrease in the fair value of our investments in Denali, Sangamo and Ionis common stock.
For additional information on our investments in Denali, Sangamo, Sage and Ionis common stock, please read Note 19, Collaborative and Other Relationships, to our consolidated financial statements included in our 2022 Form 10-K.

Note 9:	Derivative Instruments
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
Foreign currency forward contracts and foreign currency options in effect as of March 31, 2023 and December 31, 2022, had durations of 1 to 18 months and 1 to 12 months, respectively. These contracts have been designated as cash flow hedges and unrealized gains and losses on the portion of these foreign currency forward contracts and foreign currency options that are included in the effectiveness test are reported in AOCI. Realized gains and losses of such contracts and options are recognized in revenue when the sale of product in the currency being hedged is recognized and in operating expense when the expense in the currency being hedged is recorded. We recognize all cash flow hedge reclassifications from AOCI and fair value changes of excluded portions in the same line item in our condensed consolidated statements of income that have been impacted by the hedged item.
The notional amount of foreign currency forward contracts and foreign currency options that were entered into to hedge forecasted revenue and operating expense is summarized as follows:

	Notional Amount
(In millions)	As of March 31, 2023	As of December 31, 2022
Euro	$1,854.8	$1,495.5
British pound	124.3	162.8
Swiss franc	248.2	—
Canadian dollar	43.3	57.2
Total foreign currency contracts and options	$2,270.6	$1,715.5
The pre-tax portion of the fair value of these foreign currency forward contracts and foreign currency options that were included in AOCI in total equity is summarized as follows:

(In millions)	As of March 31, 2023	As of December 31, 2022
Unrealized gains	$8.8	$29.9
Unrealized (losses)	(39.0)	(21.3)
Net unrealized gains (losses)	$(30.2)	$8.6
We expect the net unrealized losses of approximately $30.2 million to be settled over the next 18 months, of which approximately $30.0 million of these net unrealized losses are expected to be settled over the next 12 months, with any amounts in AOCI to be reported as an adjustment to revenue or operating expense. We consider the impact of our and our counterparties’ credit risk on the fair value of the contracts as well as the ability of each party to execute

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
its contractual obligations. As of March 31, 2023 and December 31, 2022, credit risk did not materially change the fair value of our foreign currency forward contracts and forward currency options.
The following table summarizes the effect of foreign currency forward contracts and forward currency options designated as hedging instruments in our condensed consolidated statements of income:

For the Three Months Ended March 31,
Net Gains/(Losses) Reclassified from AOCI into Operating Income (in millions)			Net Gains/(Losses) Recognized in Operating Income (in millions)
Location	2023	2022	Location	2023	2022
Revenue	$17.6	$20.9	Revenue	$1.6	$(6.5)
Operating expense	(0.5)	(0.3)	Operating expense	(2.1)	(0.1)
Net Investment Hedges - Hedging Instruments
In February 2012 we entered into a joint venture agreement with Samsung BioLogics establishing an entity, Samsung Bioepis, to develop, manufacture and market biosimilar products. In June 2018 we exercised our option under our joint venture agreement to increase our ownership percentage in Samsung Bioepis from approximately 5.0% to approximately 49.9%.
In order to mitigate the currency fluctuations between the U.S. dollar and South Korean won, we entered into foreign currency forward contracts. These contracts were designated as net investment hedges. In April 2022 we completed the sale of our 49.9% equity interest in Samsung Bioepis to Samsung BioLogics and closed these foreign currency forward contracts. Upon completing this sale, the cumulative gains on our net investment hedges of $57.0 million were reclassified from AOCI and reflected within the total pre-tax gain recognized from the sale, which was recorded in other (income) expense, net in our condensed consolidated statements of income. For additional information on the sale of our equity interest in Samsung Bioepis, please read Note 2, Dispositions, to these condensed consolidated financial statements.
The following table summarizes the effect of our net investment hedges in our condensed consolidated financial statements:

For the Three Months Ended March 31,
Net Gains/(Losses) Recognized in Other Comprehensive Income (Effective Portion) (in millions)		Net Gains/(Losses) Recognized in Other Comprehensive Income (Amounts Excluded from Effectiveness Testing) (in millions)		Net Gains/(Losses) Recognized in Net Income (Amounts Excluded from Effectiveness Testing) (in millions)
Location	2022	Location	2022	Location	2022
Gains (losses) on net investment hedges(1)	$10.1	Gains (losses) on net investment hedges(1)	$(3.3)	Other (income) expense(1)	$(1.1)

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
The aggregate notional amount of these outstanding foreign currency forward contracts was $1,436.3 million and $1,238.8 million as of March 31, 2023 and December 31, 2022, respectively. Net gains of $1.8 million and net losses of $12.2 million related to these contracts were recorded as a component of other (income) expense, net for the three months ended March 31, 2023 and 2022, respectively.

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
The following table summarizes the fair value and presentation in our condensed consolidated balance sheets of our outstanding derivative instruments, including those designated as hedging instruments:

(In millions)	Balance Sheet Location	As of March 31, 2023	As of December 31, 2022
Cash Flow Hedging Instruments:
Asset derivative instruments	Other current assets	$12.3	$37.9
	Investments and other assets	0.1	—
Liability derivative instruments	Accrued expense and other	31.9	18.4
	Other long-term liabilities	0.3	—

Other Derivative Instruments:
Asset derivative instruments	Other current assets	22.7	25.1
Liability derivative instruments	Accrued expense and other	7.6	7.6

Note 10:	Property, Plant and Equipment
Property, plant and equipment are recorded at historical cost, net of accumulated depreciation. Accumulated depreciation on property, plant and equipment was $2,218.2 million and $2,165.7 million as of March 31, 2023 and December 31, 2022, respectively. For the three months ended March 31, 2023, depreciation expense totaled $62.1 million compared to $76.3 million in the prior year comparative period.
Solothurn, Switzerland Manufacturing Facility
In order to support our future growth and drug development pipeline, we are building a large-scale biologics manufacturing facility in Solothurn, Switzerland. Upon completion, this facility will include 393,000 square feet related to a large-scale biologics manufacturing facility, 290,000 square feet of warehouse, utilities and support space and 51,000 square feet of administrative space. As of March 31, 2023 and December 31, 2022, we had approximately $721.2 million and $711.1 million, respectively, capitalized as construction in progress related to this facility. Solothurn has been approved for the manufacture of ADUHELM and LEQEMBI by the FDA. In the second quarter of 2021 a portion of the Solothurn manufacturing facility was placed into service and we estimate the second manufacturing suite will be operational by the end of 2023.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

Note 11:	Equity
Share Repurchases
In October 2020 our Board of Directors authorized our 2020 Share Repurchase Program, which is a program to repurchase up to $5.0 billion of our common stock. Our 2020 Share Repurchase Program does not have an expiration date. All share repurchases under our 2020 Share Repurchase Program will be retired. There were no share repurchases of our common stock during the three months ended March 31, 2023 and 2022. Approximately $2.1 billion remained available under our 2020 Share Repurchase Program as of March 31, 2023.
Accumulated Other Comprehensive Income (Loss)
The following tables summarize the changes in AOCI, net of tax by component:

	March 31, 2023
(In millions)	Unrealized Gains (Losses) on Securities Available for Sale, Net of Tax	Unrealized Gains (Losses) on Cash Flow Hedges, Net of Tax	Unrealized Gains (Losses) on Pension Benefit Obligation, Net of Tax	Currency Translation Adjustments	Total
Balance, December 31, 2022	$(15.7)	$15.1	$(1.1)	$(163.2)	$(164.9)
Other comprehensive income (loss) before reclassifications	5.3	(20.3)	0.5	22.1	7.6
Amounts reclassified from AOCI	0.4	(15.1)	—	—	(14.7)
Net current period other comprehensive income (loss)	5.7	(35.4)	0.5	22.1	(7.1)
Balance, March 31, 2023	$(10.0)	$(20.3)	$(0.6)	$(141.1)	$(172.0)

	March 31, 2022
(In millions)	Unrealized Gains (Losses) on Securities Available for Sale, Net of Tax	Unrealized Gains (Losses) on Cash Flow Hedges, Net of Tax	Gains (Losses) on Net Investment Hedges, Net of Tax(1)	Unrealized Gains (Losses) on Pension Benefit Obligation, Net of Tax	Currency Translation Adjustments	Total
Balance, December 31, 2021	$(2.2)	$53.8	$25.5	$(44.8)	$(139.0)	$(106.7)
Other comprehensive income (loss) before reclassifications	(10.2)	34.4	5.1	0.9	(21.8)	8.4
Amounts reclassified from AOCI	0.5	(18.5)	1.1	—	—	(16.9)
Net current period other comprehensive income (loss)	(9.7)	15.9	6.2	0.9	(21.8)	(8.5)
Balance, March 31, 2022	$(11.9)	$69.7	$31.7	$(43.9)	$(160.8)	$(115.2)

(1) Beginning in the second quarter of 2022 we no longer held net investment hedges as they were closed with the sale of our 49.9% equity interest in Samsung Bioepis in April 2022. For additional information on the sale of our equity interest in Samsung Bioepis, please read Note 2, Dispositions, to these condensed consolidated financial statements.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
The following table summarizes the amounts reclassified from AOCI:

(In millions)	Amounts Reclassified from AOCI		Income Statement Location
	For the Three Months Ended March 31,
	2023	2022
Gains (losses) on securities available for sale	$(0.5)	$(0.6)	Other (income) expense
	0.1	0.1	Income tax (benefit) expense

Gains (losses) on cash flow hedges	17.6	20.9	Revenue
	(0.5)	(0.3)	Operating expense
	(0.1)	(0.1)	Other (income) expense
	(1.9)	(2.0)	Income tax (benefit) expense

Gains (losses) on net investment hedges(1)	—	(1.1)	Other (income) expense
Total reclassifications, net of tax	$14.7	$16.9

(1) Beginning in the second quarter of 2022 we no longer held net investment hedges as they were closed with the sale of our 49.9% equity interest in Samsung Bioepis in April 2022. For additional information on the sale of our equity interest in Samsung Bioepis, please read Note 2, Dispositions, to these condensed consolidated financial statements.

Note 12:	Earnings per Share
Basic and diluted shares outstanding used in our earnings per share calculation are calculated as follows:

	For the Three Months Ended March 31,
(In millions)	2023	2022
Numerator:
Net income attributable to Biogen Inc.	$387.9	$303.8
Denominator:
Weighted average number of common shares outstanding	144.4	147.1
Effect of dilutive securities:
Time-vested restricted stock units	0.6	0.3
Market stock units	0.1	0.1
Performance stock units settled in stock	0.1	0.1
Dilutive potential common shares	0.8	0.5
Shares used in calculating diluted earnings per share	145.2	147.6
Amounts excluded from the calculation of net income per diluted share because their effects were anti-dilutive were insignificant.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

Note 13:	Share-based Payments
Share-based Compensation Expense
The following table summarizes share-based compensation expense included in our condensed consolidated statements of income:

	For the Three Months Ended March 31,
(In millions)	2023	2022
Research and development	$31.3	$25.7
Selling, general and administrative	50.1	46.1
Subtotal	81.4	71.8
Capitalized share-based compensation costs	(3.3)	(2.8)
Share-based compensation expense included in total cost and expense	78.1	69.0
Income tax effect	(14.7)	(12.8)
Share-based compensation expense included in net income attributable to Biogen Inc.	$63.4	$56.2
The following table summarizes share-based compensation expense associated with each of our share-based compensation programs:

	For the Three Months Ended March 31,
(In millions)	2023	2022
Market stock units	$2.2	$5.9
Time-vested restricted stock units	61.7	51.3
Performance stock units settled in stock	9.5	8.3
Performance stock units settled in cash	2.5	1.4
Employee stock purchase plan	4.7	4.9
Stock options(1)	0.8	—
Subtotal	81.4	71.8
Capitalized share-based compensation costs	(3.3)	(2.8)
Share-based compensation expense included in total cost and expense	$78.1	$69.0

(1) During the fourth quarter of 2022 we granted stock options. For additional information, please read Note 16, Share-Based Payments, to our consolidated financial statements included in our 2022 Form 10-K.
We estimate the fair value of our obligations associated with our performance stock units settled in cash at the end of each reporting period through expected settlement. Cumulative adjustments to these obligations are recognized each quarter to reflect changes in the stock price and estimated outcome of the performance-related conditions.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

Note 14:	Income Taxes
Inflation Reduction Act
In August 2022 the IRA was signed into law in the U.S. The IRA introduced new tax provisions, including a 15.0% corporate alternative minimum tax and a 1.0% excise tax on stock repurchases. The provisions of the IRA are effective for periods after December 31, 2022. The IRA did not result in any material adjustments to our income tax provision or net deferred tax assets as of March 31, 2023 and December 31, 2022. We expect additional guidance and regulations to be issued in future periods and will continue to assess its potential impact on our business and results of operations as further information becomes available.
Tax Rate
A reconciliation between the U.S. federal statutory tax rate and our effective tax rate is summarized as follows:

	For the Three Months Ended March 31,
	2023	2022
Statutory rate	21.0%	21.0%
State taxes	1.3	(0.4)
Taxes on foreign earnings	(5.6)	(10.8)
Tax credits	(6.6)	(2.5)
Purchased intangible assets	0.4	0.6
GILTI	0.5	0.3
Neurimmune tax impacts	—	24.2
Other	0.6	3.8
Effective tax rate	11.6%	36.2%
Changes in Tax Rate
For the three months ended March 31, 2023, compared to the same period in 2022, the decrease in our effective tax rate, excluding the impact of the net Neurimmune deferred tax asset, as discussed below, includes the resolution of an uncertain tax matter in the current quarter related to tax credits and the non-cash tax effects of changes in the value of our equity investments. The tax effects of this change in value of our equity investments are recorded discretely since changes in value of equity investments cannot be forecasted.
Neurimmune Deferred Tax Asset
During the first quarter of 2022, upon issuance of the final NCD related to ADUHELM, we recorded an increase in a valuation allowance of approximately $85.0 million to reduce the net value of a previously recorded deferred tax asset to zero.
This adjustment to our net deferred tax asset is recorded with an equal and offsetting amount assigned to net income (loss) attributable to noncontrolling interests, net of tax in our condensed consolidated statements of income, resulting in a zero net impact to net income attributable to Biogen Inc.
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

Note 15:	Other Consolidated Financial Statement Detail
Other (Income) Expense, Net
Components of other (income) expense, net, are summarized as follows:

	For the Three Months Ended March 31,
(In millions)	2023	2022
Interest income	$(80.9)	$(2.9)
Interest expense	62.5	66.1
(Gains) losses on investments, net	77.7	191.1
Foreign exchange (gains) losses, net	10.7	8.3
Other, net	(0.6)	0.7
Total other (income) expense, net	$69.4	$263.3
The (gains) losses on investments, net, as reflected in the table above, relate to debt securities, equity securities of certain biotechnology companies, venture capital funds where the underlying investments are in equity securities of certain biotechnology companies and non-marketable equity securities.
The following table summarizes our (gains) losses on investments, net that relate to our equity securities held during the following periods:

	For the Three Months Ended March 31,
(In millions)	2023	2022
Net (gains) losses recognized on equity securities	$78.1	$190.7
Less: Net (gains) losses realized on equity securities	1.6	(0.2)
Net unrealized (gains) losses recognized on equity securities	$76.5	$190.9
The net unrealized losses recognized during the three months ended March 31, 2023, primarily reflect a decrease in the aggregate fair value of our investments in Denali, Sangamo and Ionis common stock of approximately $100.0 million, partially offset by an increase in the fair value of Sage common stock of approximately $23.8 million.
The net unrealized losses recognized during the three months ended March 31, 2022, primarily reflect a decrease in the aggregate fair value of our investments in Denali, Sage and Sangamo common stock of approximately $205.5 million, partially offset by an increase in the fair value of Ionis common stock of approximately $19.0 million.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
Accrued Expense and Other
Accrued expense and other consists of the following:

(In millions)	As of March 31, 2023	As of December 31, 2022
Revenue-related reserves for discounts and allowances	$907.2	$891.6
Employee compensation and benefits	187.2	395.6
Collaboration expense	265.5	277.9
Royalties and licensing fees	183.9	209.4
Other	744.4	746.9
Total accrued expense and other	$2,288.2	$2,521.4
Other Long-term Liabilities
Other long-term liabilities were $935.5 million and $944.2 million as of March 31, 2023 and December 31, 2022, respectively, and included accrued income taxes totaling $552.5 million and $541.7 million, respectively.

Note 16:	Collaborative and Other Relationships
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
GAZYVA
The Roche Group and its sub-licensees maintain sole responsibility for the development, manufacture and commercialization of GAZYVA in the U.S. The level of gross sales of GAZYVA in the U.S. has impacted our percentage of the co-promotion profits for RITUXAN and LUNSUMIO, as summarized in the table below.
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
The commercialization of OCREVUS does not impact the percentage of the co-promotion profits we receive for RITUXAN, LUNSUMIO or GAZYVA. Genentech is solely responsible for development and commercialization of OCREVUS and funding future costs. Genentech cannot develop OCREVUS in CLL, non-Hodgkin's lymphoma or rheumatoid arthritis.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
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
In December 2022 LUNSUMIO was granted accelerated approval by the FDA for the treatment of relapsed or refractory follicular lymphoma. Prior to regulatory approval, we record our share of the expense incurred by the collaboration for the development of anti-CD20 products in research and development expense and pre-commercialization costs within selling, general and administrative expense in our condensed consolidated statements of income. After an anti-CD20 product is approved, we record our share of the development and sales and marketing expense related to that product as a reduction of our share of pre-tax profits in revenue from anti-CD20 therapeutic programs.
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
In March 2023 the First Threshold Date was achieved. As a result, beginning in April 2023 the pre-tax profit share for RITUXAN and LUNSUMIO will be 35.0%.
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
In March 2023 the Second GAZYVA Threshold Date was achieved. As a result, beginning in April 2023 the pre-tax profit share for GAZYVA will be 35.0%.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
Eisai Co., Ltd.
As of March 31, 2023, we accrued a $31.0 million payable to Eisai related to the termination of an agreement whereby Eisai co-promoted or distributed our MS products in certain Asia-Pacific markets and settings. The termination fee is included in selling, general and administrative expense in our condensed consolidated statements of income for the three months ended March 31, 2023.
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
In January 2023 the FDA granted accelerated approval of LEQEMBI, which became commercially available in the U.S. during the first quarter of 2023. Upon commercialization, we began recognizing commercial profits and losses related to the LEQEMBI Collaboration Agreement on a net basis. As we are not the principal on sales transactions related to LEQEMBI, our 50.0% share of the revenue and operating expense is recorded on a net basis in revenue from LEQEMBI Collaboration, which is a separate component of revenue within our condensed consolidated statements of income.
For the three months ended March 31, 2023, we recognized a reduction to revenue of approximately $18.9 million, reflecting our net profit-share of the LEQEMBI Collaboration results in the U.S. This amount is included in revenue from LEQEMBI Collaboration within our condensed consolidated statements of income.
During the first quarter of 2023, upon commercialization of LEQEMBI, we began recognizing our share of U.S. revenue, cost of sales and selling and marketing expense in revenue from LEQEMBI Collaboration within our condensed consolidated income statements. Our share of LEQEMBI development expense will continue to be recorded within research and development expense and, until commercial approval on a region by region basis, non-U.S. selling and marketing expense will continue to be recorded in selling, general and administrative expense within our condensed consolidated statements of income. A summary of development and sales and marketing expense related to the LEQEMBI Collaboration is as follows:

	For the Three Months Ended March 31,
(In millions)	2023	2022
Total development expense incurred by the collaboration related to the advancement of LEQEMBI	$107.9	$77.0
Biogen's share of the LEQEMBI Collaboration development expense reflected in research and development expense in our condensed consolidated statements of income	54.0	38.5
Total sales and marketing expense incurred by the LEQEMBI Collaboration(1)	10.5	15.9
Biogen's share of the LEQEMBI Collaboration sales and marketing expense reflected in selling, general and administrative expense in our condensed consolidated statements of income(1)	5.3	8.0

(1) Beginning in the first quarter of 2023 reimbursement to Eisai for our share of U.S. LEQEMBI selling, general and administrative expense is recognized in revenue from LEQEMBI Collaboration within our condensed consolidated statements of income.
ADUHELM Collaboration Agreement
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

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
In March 2022 we amended our ADUHELM Collaboration Agreement with Eisai. As of the amendment date, we have sole decision making and commercialization rights worldwide on ADUHELM, and beginning January 1, 2023, Eisai receives only a tiered royalty based on net sales of ADUHELM, and no longer participates in sharing ADUHELM's global profits and losses. Eisai's share of development, commercialization and manufacturing expense was limited to $335.0 million for the period from January 1, 2022 to December 31, 2022, which was achieved as of December 31, 2022. Once this limit was achieved, we became responsible for all ADUHELM related costs.
A summary of development expense and sales and marketing expense related to our initial ADUHELM Collaboration Agreement is as follows:

For the Three Months Ended March 31,
(In millions)	2022
Total ADUHELM Collaboration development expense	$44.2
Biogen's share of ADUHELM Collaboration development expense reflected in research and development expense in our condensed consolidated statements of income	24.3
Total sales and marketing expense incurred by the ADUHELM Collaboration Agreement	95.0
Biogen's share of ADUHELM Collaboration sales and marketing expense reflected in selling, general and administrative expense and collaboration profit sharing/(loss reimbursement) in our condensed consolidated statements of income	50.9
ADUHELM Co-promotion Profits and Losses
Under our initial ADUHELM Collaboration Agreement, we recognized revenue on sales of ADUHELM in the U.S. to third parties as a component of product revenue in our condensed consolidated statements of income. We also recorded the related cost of revenue and sales and marketing expense in our condensed consolidated statements of income as these costs were incurred. Payments made to and received from Eisai for its 45.0% share of the co-promotion profits or losses in the U.S. were recognized in collaboration profit sharing/(loss reimbursement) in our condensed consolidated statements of income. For the three months ended March 31, 2022, we recognized a net reduction to our operating expense of approximately $181.7 million to reflect Eisai's 45.0% share of net collaboration losses in the U.S.
During the first quarter of 2022, as a result of the final NCD, we recorded approximately $275.0 million of charges associated with the write-off of inventory and purchase commitments in excess of forecasted demand related to ADUHELM. Additionally, for the three months ended March 31, 2022, we recorded approximately $45.0 million of aggregate gross idle capacity charges related to ADUHELM. These charges were recorded in cost of sales within our condensed consolidated statements of income. We recognized approximately $160.0 million related to Eisai's 45.0% share of these charges in collaboration profit sharing/(loss reimbursement) within our condensed consolidated statements of income for the three months ended March 31, 2022.
Amounts receivable from Eisai related to the agreements discussed above were approximately $72.6 million and $88.0 million as of March 31, 2023 and December 31, 2022, respectively. Amounts payable to Eisai related to the agreements discussed above were $137.8 million and $81.2 million as of March 31, 2023 and December 31, 2022, respectively.
For additional information on our collaboration arrangements with Eisai, please read Note 19, Collaborative and Other Relationships, to our consolidated financial statements included in our 2022 Form 10-K.
UCB
We have a collaboration agreement with UCB, effective November 2003, to jointly develop and commercialize dapirolizumab pegol, an anti-CD40L pegylated Fab, for the potential treatment of SLE and other future agreed indications. Either we or UCB may propose development of dapirolizumab pegol in additional indications. If the parties do not agree to add an indication as an agreed indication to the collaboration, we or UCB may, at the sole expense of the applicable party, pursue development in such excluded indication(s), subject to an opt-in right of the non-pursuing party after proof of clinical activity.
All costs incurred for agreed indications, including research, development, sales and marketing expense, are shared equally between us and UCB. If marketing approval is obtained, both companies will co-promote dapirolizumab pegol and share profits and losses equally.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
A summary of development expense related to the UCB collaboration agreement is as follows:

	For the Three Months Ended March 31,
(In millions)	2023	2022
Total UCB collaboration development expense	$18.3	$17.6
Biogen's share of UCB collaboration development expense reflected in research and development expense in our condensed consolidated statements of income	9.2	8.8
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
A summary of development and sales and marketing expense related to this collaboration is as follows:

	For the Three Months Ended March 31,
(In millions)	2023	2022
Total Sage collaboration development expense	$34.8	$38.7
Biogen's share of Sage collaboration development expense reflected in research and development expense in our condensed consolidated statements of income	17.4	19.4
Total Sage sales and marketing expense incurred by the collaboration	38.2	18.4
Biogen's share of Sage collaboration sales and marketing expense reflected in selling, general and administrative expense in our condensed consolidated statements of income	19.1	9.2
Denali Therapeutics Inc.
In August 2020 we entered into a collaboration and license agreement with Denali to co-develop and co-commercialize Denali's small molecule inhibitors of LRRK2 for Parkinson's disease. In addition to the LRRK2 program, we also have an exclusive option to license two preclinical programs from Denali’s Transport Vehicle platform, including its ATV enabled anti-amyloid beta program and a second program utilizing its Transport Vehicle technology. Further, we have the right of first negotiation on two additional ATV-enabled therapeutics for indications within specific neurodegenerative diseases, should Denali decide to seek a collaboration for such programs. In April 2023 we exercised our option with Denali to license the ATV-enabled anti-amyloid beta program. In connection with this exercise, we will assume responsibility for all development and commercial activities and associated expenses related to the program. In addition, we will make a one-time option exercise payment to Denali and, should certain milestones be achieved, may pay Denali additional development and commercial milestone payments and royalties based on future net sales.
Under this collaboration, both companies share responsibility and costs for global development based on specified percentages as well as profits and losses for commercialization in the U.S. and China. Outside the U.S. and China we are responsible for commercialization and may pay Denali potential tiered royalties.
A summary of development expense related to this collaboration is as follows:

	For the Three Months Ended March 31,
(In millions)	2023	2022
Total Denali collaboration development expense	$16.6	$14.9
Biogen's share of Denali collaboration development expense reflected in research and development expense in our condensed consolidated statements of income	10.0	8.9
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
In March 2023 we terminated our collaboration and license agreement with Sangamo.
A summary of development expense related to this collaboration is as follows:

	For the Three Months Ended March 31,
(In millions)	2023	2022
Total Sangamo collaboration development expense	$5.1	$8.3
Biogen's share of Sangamo collaboration development expense reflected in research and development expense in our condensed consolidated statements of income	2.3	5.5
Other Research and Discovery Arrangements
These arrangements may include the potential for future milestone payments based on the achievement of certain clinical and commercial development payable over a period of several years.
Other
In July 2021 we entered into a collaboration and license agreement with InnoCare Pharma Limited for orelabrutinib, an oral small molecule Bruton's tyrosine kinase inhibitor for the potential treatment of MS. This license and collaboration agreement was later terminated in February 2023.
For the three months ended March 31, 2023, we recorded $0.2 million as research and development expense in our condensed consolidated statements of income related to other research and discovery related arrangements, compared to $19.5 million in the prior year comparative period.
Samsung Bioepis Co., Ltd.
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
In connection with this transaction, we may also pay Samsung Bioepis up to approximately $180.0 million in additional development, regulatory and sales-based milestones.
We also acquired an option to extend the term of our 2013 commercial agreement for BENEPALI, IMRALDI and FLIXABI by an additional five years, subject to payment of an option exercise fee of $60.0 million, and obtained an option to acquire exclusive rights to commercialize these products in China.
2013 Commercial Agreement
We reflect revenue on sales of BENEPALI, IMRALDI and FLIXABI to third parties in product revenue in our condensed consolidated statements of income and record the related cost of revenue and sales and marketing expense in our condensed consolidated statements of income to their respective line items when these costs are incurred.
We share 50.0% of the profit or loss related to our commercial agreement with Samsung Bioepis, which is recognized in collaboration profit sharing/(loss reimbursement) in our condensed consolidated statements of income. For the three months ended March 31, 2023, we recognized net profit-sharing expense of $57.1 million to reflect Samsung Bioepis' 50.0% sharing of the net collaboration profits, compared to a net profit-sharing expense of $64.4 million in the prior year comparative period.
Other Services
Simultaneous with the formation of Samsung Bioepis, we also entered into a license agreement with Samsung Bioepis. Under the license agreement, we granted Samsung Bioepis an exclusive license to use, develop, manufacture and commercialize biosimilar products created by Samsung Bioepis using Biogen product-specific technology. In exchange, we receive single digit royalties on biosimilar products developed and commercialized by

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
Samsung Bioepis. Royalty revenue under the license agreement is recognized as a component of contract manufacturing, royalty and other revenue in our condensed consolidated statements of income.
Amounts receivable from Samsung Bioepis related to the agreements discussed above were $6.3 million and $2.0 million as of March 31, 2023 and December 31, 2022, respectively. Amounts payable to Samsung Bioepis related to the agreements discussed above were $32.2 million and $40.5 million as of March 31, 2023 and December 31, 2022, respectively.
For additional information on our collaboration arrangements with Samsung Bioepis and our other significant collaboration arrangements, please read Note 19, Collaborative and Other Relationships, to our consolidated financial statements included in our 2022 Form 10-K.

Note 17:	Investments in Variable Interest Entities
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
We consolidate the results of Neurimmune as we determined that we are the primary beneficiary of Neurimmune because we have the power through the collaboration to direct the activities that most significantly impact the entity’s economic performance and we are required to fund 100.0% of the research and development costs incurred in support of the collaboration. Our royalty rates payable on products developed under the Neurimmune Agreement, including royalty rates payable on commercial sales of ADUHELM, range from the high single digits to sub-teens.
During the first quarter of 2022, upon issuance of the final NCD related to ADUHELM, we recorded an increase in a valuation allowance of approximately $85.0 million to reduce the net value of a previously recorded deferred tax asset to zero. This adjustment to our net deferred tax asset is recorded with an equal and offsetting amount assigned to net income (loss) attributable to noncontrolling interests, net of tax in our condensed consolidated statements of income, resulting in a zero net impact to net income attributable to Biogen Inc.
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
As of March 31, 2023 and December 31, 2022, the carrying value of our investments in certain biotechnology companies representing potential unconsolidated variable interest entities totaled $28.0 million and $27.8 million, respectively. Our maximum exposure to loss related to these variable interest entities is limited to the carrying value of our investments.
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
For additional information on our investments in Neurimmune and other variable interest entities, please read Note 20, Investments in Variable Interest Entities, to our consolidated financial statements included in our 2022 Form 10-K.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

Note 18:	Litigation
We are currently involved in various claims and legal proceedings, including the matters described below. For information as to our accounting policies relating to claims and legal proceedings, including use of estimates and contingencies, please read Note 1, Summary of Significant Accounting Policies, to our consolidated financial statements included in our 2022 Form 10-K.
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
Loss Contingencies
ADUHELM Securities Litigation
In March 2023 the United States District Court for the District of Massachusetts (the District Court) dismissed the previously disclosed shareholder action related to ADUHELM that had been filed in February 2022 against us and certain current and former officers. The second previously disclosed shareholder action related to ADUHELM, filed in November 2022 and dismissed by the District Court in September 2021, remains on appeal to the U.S. Court of Appeals for the First Circuit. Both actions alleged violations of federal securities laws under 15 U.S.C §78j(b) and §78t(a) and 17 C.F.R. §240.10b-5.
Derivative Action
We and members of the Board of Directors are named as defendants in derivative actions filed by shareholders in February and July 2022, in the U.S. District Court for the District of Massachusetts. The actions allege violations of federal securities laws under 15 U.S.C. §78n(a) and 17 C.F.R. §240 14.a-9, and breaches of fiduciary duties and waste of corporate assets, and seek declaratory and injunctive relief, monetary relief payable to Biogen, and attorneys’ fees and costs payable to the plaintiffs. The District Court has stayed both cases.
IMRALDI Patent Litigation
In June 2022 Fresenius Kabi Deutschland GmbH (Fresenius Kabi) filed a claim for damages and injunctive relief against Biogen France SAS in the Tribunal de Grande Instance de Paris, alleging that IMRALDI, the adalimumab biosimilar product of Samsung Bioepis that Biogen commercializes in Europe, infringes the French counterpart of European Patent 3 145 488 (the EP ‘488 Patent), which expires in May 2035. In August 2022 Fresenius Kabi filed a claim for damages and injunctive relief against Biogen GmbH in the Düsseldorf Regional Court, alleging infringement of the German counterpart of the EP '488 Patent. A hearing in the Düsseldorf Regional Court has been set for December 2023. No hearing has been set in the French action.
In July 2019 Gedeon Richter Nyrt (Gedeon Richter) filed a claim for damages and injunctive relief against Biogen GmbH in the Düsseldorf Regional Court, alleging infringement of the German counterpart of European Patent No. 3 212 667 (the EP '667 Patent), which expires in October 2035. The case has been stayed pending review by the TBA of the EPO of the EPO's decision revoking the '667 Patent. The TBA has set a hearing for July 2023.
In November 2020 Gedeon Richter filed a claim for damages and injunctive relief against Biogen GmbH in the Düsseldorf Regional Court, alleging infringement of a German utility model corresponding to the EP '667 Patent, which expires in October 2025. The proceeding has been stayed pending the outcome of proceedings that Biogen has filed in the German Patent and Trademark Office to cancel the utility model, and the utility model was cancelled in March 2023.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
Dispute with Former Convergence Shareholders
In 2015 Biogen acquired Convergence, a U.K. company. In November and December 2019 Shareholder Representative Services LLC, on behalf of the former shareholders of Convergence, sent us correspondence asserting claims of $200.0 million for alleged breach of the contract under which we acquired Convergence. We dispute the claims.
ERISA Class Action Litigation
In September 2020 the U.S. District Court for the District of Massachusetts consolidated two cases filed against us in July and August 2020 by participants in the Biogen 401(k) Savings Plan, alleging breach of fiduciary duty under ERISA. Plaintiffs seek a declaration of the action as a class action and monetary and other relief.
Humana Patient Assistance Litigation
In March 2023 the District Court for the District of Massachusetts dismissed the previously disclosed action filed against us by Humana in September 2020. Humana had alleged damages related to our providing MS patients with free medications and making charitable contributions to non-profit organizations that assist MS patients and had alleged violations of the federal RICO Act and state laws.
Distributor Matter
In December 2022 we terminated our distribution agreement with the distributor of products for Biogen in various countries in the Middle East and northern Africa. The former distributor has asserted breach of contract. No suit has been filed.
Genentech Litigation
In February 2023 Genentech, Inc. filed suit against us in the U.S. District Court for the Northern District of California, alleging that it is owed royalties on sales of TYSABRI that occurred after the expiration of a patent licensed by Genentech to Biogen, together with interest and costs. No trial date has been set.
Other Matters
Government Investigation
The Company has received subpoenas from the Securities and Exchange Commission seeking information relating to ADUHELM, including healthcare sites and ADUHELM’s approval.
TYSABRI Biosimilar Patent Matter
In September 2022, following Sandoz Inc.'s announcement that the FDA had accepted its biologics license application for a proposed biosimilar referring to TYSABRI, we filed an action in the U.S. District Court for the District of Delaware against Sandoz Inc., other Sandoz entities and Polpharma Biologics S.A. under the Biologics Price Competition and Innovation Act, 42 U.S.C. §262, seeking a declaratory judgment of patent infringement. No trial has been set.
Annulment Proceedings in the General Court of the European Union relating to TECFIDERA
Pharmaceutical Works Polpharma and Mylan Ireland each filed actions in the General Court of the European Union (the General Court) (Polpharma in October 2018 and Mylan Ireland in November 2020) to annul the EMA's decision not to validate their applications to market generic versions of TECFIDERA on the grounds that TECFIDERA benefits from regulatory data protection. On May 5, 2021, the European General Court annulled the EMA's non-validation decision with respect to Polpharma. On March 16, 2023, the European Court of Justice set aside the judgment of the General Court and dismissed Polpharma's action.
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

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements (condensed consolidated financial statements) and the accompanying notes beginning on page 7 of this quarterly report on Form 10-Q and our audited consolidated financial statements and the accompanying notes included in our 2022 Form 10-K.
EXECUTIVE SUMMARY
INTRODUCTION
Biogen is a global biopharmaceutical company focused on discovering, developing and delivering innovative therapies for people living with serious and complex diseases worldwide. We have a broad portfolio of medicines to treat MS, have introduced the first approved treatment for SMA and co-developed two treatments to address a defining pathology of Alzheimer's disease. We are focused on advancing our pipeline in neurology, neuropsychiatry, specialized immunology and rare diseases. We support our drug discovery and development efforts through internal research and development programs and external collaborations.
Our marketed products include TECFIDERA, VUMERITY, AVONEX, PLEGRIDY, TYSABRI and FAMPYRA for the treatment of MS; SPINRAZA for the treatment of SMA; ADUHELM for the treatment of Alzheimer's disease; and FUMADERM for the treatment of severe plaque psoriasis. We also collaborate with Eisai on the commercialization of LEQEMBI for the treatment of Alzheimer's disease, which was granted accelerated approval by the FDA in January 2023. We have certain business and financial rights with respect to RITUXAN for the treatment of non-Hodgkin's lymphoma, CLL and other conditions; RITUXAN HYCELA for the treatment of non-Hodgkin's lymphoma and CLL; GAZYVA for the treatment of CLL and follicular lymphoma; OCREVUS for the treatment of PPMS and RMS; LUNSUMIO, which was granted accelerated approval in the U.S. during the fourth quarter of 2022 for the treatment of relapsed or refractory follicular lymphoma; glofitamab, an investigational bispecific antibody for the potential treatment of non-Hodgkin's lymphoma; and have the option to add other potential anti-CD20 therapies, pursuant to our collaboration arrangements with Genentech, a wholly-owned member of the Roche Group. For additional information on our collaboration arrangements with Genentech, please read Note 19, Collaborative and Other Relationships, to our audited consolidated financial statements included in our 2022 Form 10-K.
In addition to continuing to invest in new potential innovation in MS and SMA we are advancing our mid-to-late stage programs including zuranolone for MDD and PPD, BIIB080 for Alzheimer's disease, QALSODY (tofersen) for ALS and both litifilimab and dapirolizumab pegol for certain forms of lupus.
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
For additional information on our collaboration arrangements, please read Note 16, Collaborative and Other Relationships, to our condensed consolidated financial statements included in this report.
We seek to ensure an uninterrupted supply of medicines to patients around the world. To that end, we continually review our manufacturing capacity, capabilities, processes and facilities. In order to support our future growth and drug development pipeline, we are expanding our large molecule production capacity by building a large-scale biologics manufacturing facility in Solothurn, Switzerland. In the second quarter of 2021 a portion of the facility received a GMP multi-product license from the SWISSMEDIC. Solothurn has been approved for the manufacture of ADUHELM and LEQEMBI by the FDA. In the second quarter of 2021 a portion of the Solothurn manufacturing facility was placed into service and we estimate the second manufacturing suite will be operational by the end of 2023. We believe that the Solothurn facility will support our anticipated near-term needs for the manufacturing of biologic assets. If we are unable to fully utilize our manufacturing facilities, due to lower than forecasted demand for our products, we will incur excess capacity charges which will have a negative effect on our financial condition and results of operations.
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
Drug prices are under significant scrutiny in the markets in which our products are prescribed, for example the IRA has certain provisions related to drug pricing. We expect drug pricing and other health care costs to continue to be subject to intense political and societal pressures on a global basis.
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
For a detailed discussion on our business environment, please read Item 1. Business, in our 2022 Form 10-K. For additional information on our competition and pricing risks that could negatively impact our product sales, please read Item 1A. Risk Factors included in this report.
TECFIDERA
Multiple TECFIDERA generic entrants are now in North America, Brazil and certain E.U. countries and have deeply discounted prices compared to TECFIDERA. The generic competition for TECFIDERA has significantly reduced our TECFIDERA revenue and we expect that TECFIDERA revenue will continue to decline in the future.
In March 2023 the CJEU decided in favor of Biogen, the EMA and the EC in their appeal of a European General Court decision that had annulled the EMA's refusal to evaluate a generic version of TECFIDERA because of TECFIDERA's regulatory data and marketing protection. The CJEU set aside the General Court's judgment and dismissed the generic's action. On the basis of this favorable decision, we believe that TECFIDERA is entitled to regulatory marketing protection in the E.U. until at least February 4, 2024, and are seeking to enforce this protection. In addition, we will continue to enforce our EP 2 653 873 patent related to TECFIDERA, which expires in 2028.
For additional information, please read Note 18, Litigation, to our condensed consolidated financial statements included in this report and the discussion under Results of Operations - Product Revenue - Multiple Sclerosis (MS) below.

BUSINESS UPDATE REGARDING MACROECONOMIC CONDITIONS AND OTHER DISRUPTIONS
Significant portions of our business are conducted in Europe, Asia and other international geographies. Factors such as the COVID-19 pandemic and other global health outbreaks, adverse weather events, geopolitical events, inflation, labor or raw material shortages and other supply chain disruptions could result in product shortages or other difficulties and delays or increased costs in manufacturing our products. Additionally, global disputes and interruptions in international relationships, including tariffs, trade protection measures, import or export licensing requirements and the imposition of trade sanctions or similar restrictions by the U.S. or other governments, affect our ability to do business. For example, tensions between the U.S. and China have led to a series of tariffs and sanctions being imposed by the U.S. on imports from China mainland, as well as other business restrictions.
CURRENT ECONOMIC CONDITIONS
Economic conditions remain vulnerable as markets continue to be impacted in part by elevated inflation, rising interest rates, global supply chain constraints and recent bank failures.
Recently, concerns have arisen with respect to the financial condition of a number of banking institutions in the U.S., in particular those with exposure to certain types of depositors and large portfolios of investment securities. Additionally, in March 2023 SVB and Signature Bank were closed and taken over by the FDIC, which created significant market disruption and uncertainty with respect to the financial condition of a number of banking institutions in the U.S., in particular those with exposure to certain types of depositors and large portfolios of investment securities. While we do not have any direct exposure to SVB or Signature Bank, we do maintain our cash at financial institutions, often in balances that exceed the current FDIC insurance limits, and will continue to monitor our cash, cash equivalents and investments and take steps to identify any potential impact and minimize any disruptions on our business.
If other banks and financial institutions enter receivership or become insolvent in the future due to financial conditions affecting the banking system and financial markets, our ability to access our cash, cash equivalents and investments, including transferring funds, making payments or receiving funds, may be threatened and could have a material adverse effect on our business and financial condition.
GEOPOLITICAL TENSIONS
The ongoing geopolitical tensions related to Russia's invasion of Ukraine have resulted in global business disruptions and economic volatility, including sanctions and other restrictions levied on the government and businesses in Russia. Although we do not have affiliates or employees, in either Russia or Ukraine, we do provide various therapies to patients in Russia through a distributor. In addition, new government sanctions on the export of certain manufacturing materials to Russia may delay or limit our ability to get new products approved.
The impact of the conflict on our operations and financial performance remains uncertain and will depend on future developments, including the severity and duration of the conflict, its impact on regional and global economic conditions and whether the conflict spreads or has effects on countries outside Ukraine and Russia. Revenue generated from sales in these regions represented less than 2.0% of total product revenue for the three months ended March 31, 2023 and the year ended December 31, 2022.
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

INFLATION REDUCTION ACT OF 2022
In August 2022 the IRA was signed into law in the U.S. The IRA introduced new tax provisions, including a 15.0% corporate alternative minimum tax and a 1.0% excise tax on stock repurchases. The provisions of the IRA are effective for periods after December 31, 2022. The IRA did not result in any material adjustments to our income tax provision or net deferred tax assets as of March 31, 2023 and December 31, 2022. We expect additional guidance and regulations to be issued in future periods and will continue to assess its potential impact on our business and results of operations as further information becomes available.
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
The IRA's drug pricing controls and Medicare redesign may have an adverse impact on our sales (particularly for our products that are more substantially reliant on Medicare reimbursement), our business and our results of operations. However, the degree of impact from this legislation on our business depends on a number of implementation decisions. We will continue to assess as further information becomes available.

FINANCIAL HIGHLIGHTS
As described below under Results of Operations, our net income and diluted earnings per share attributable to Biogen Inc. for the three months ended March 31, 2023, compared to the three months ended March 31, 2022, reflects the following:

TOTAL REVENUE
Decreased
$68.8 million or 2.7%

DILUTED EARNINGS PER SHARE
Increased
$0.61 or 29.6%

PRODUCT REVENUE
Decreased
$303.0 million or 14.7%

•MS revenue decreased $269.3 million, or 19.3%
•SMA revenue decreased $29.2 million, or 6.2%
•The decrease in MS product revenue was primarily due to a decrease in TECFIDERA demand as a result of multiple TECFIDERA generic entrants in North America, Brazil and certain E.U. countries, a decrease in Interferon demand due to competition as patients transition to higher efficacy therapies, pricing pressure and unfavorable channel dynamics in the U.S.
•The decrease in SPINRAZA revenue was primarily due to a decrease in U.S. sales volumes resulting from unfavorable channel dynamics and the impact of loading dose dynamics. Rest of world SPINRAZA revenue also decreased due to the unfavorable impact of foreign currency exchange and a decrease in sales volumes resulting from increased competition in certain established markets. The decrease was partially offset by sales volume growth in certain Asian markets and the timing of shipments.

TOTAL COST AND EXPENSE
Decreased
$159.7 million or 7.3%

•Cost of sales decreased $91.1 million, or 12.1%
•SG&A expense decreased $29.9 million, or 4.7%
•The decrease in cost of sales was primarily due to the write-off of approximately $275.0 million during the first quarter of 2022 related to ADUHELM inventory. The decrease was partially offset by higher cost of sales associated with contract manufacturing revenue, in part related to Eisai for LEQEMBI, which we began recognizing in the first quarter of 2023 upon commercialization.
•The decrease in selling, general and administrative expense was primarily due to cost-reduction measures realized in the first quarter of 2023, partially offset by investments to support new product launches and a $31.0 million obligation to Eisai related to the termination of the co-promotion agreement for our MS products in Japan.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
•We generated $455.3 million of net cash flow from operations for the three months ended March 31, 2023.
•Cash, cash equivalents and marketable securities totaled approximately $6,019.5 million as of March 31, 2023.
•There were no share repurchases of our common stock during the first quarter of 2023 under our 2020 Share Repurchase Program. Approximately $2.1 billion remained available under our 2020 Share Repurchase Program as of March 31, 2023.

RECENT DEVELOPMENTS
DEVELOPMENTS IN KEY COLLABORATIVE RELATIONSHIPS
LEQEMBI (lecanemab)
In January 2023 the FDA granted accelerated approval of LEQEMBI, an anti-amyloid antibody for the treatment of Alzheimer's disease. Additionally, in January 2023 we and Eisai announced the completed submission of a supplemental BLA to the FDA for traditional approval of LEQEMBI. In March 2023 the FDA accepted the supplemental BLA and granted Priority Review for LEQEMBI, with an Advisory Committee meeting scheduled for June 9, 2023, and a PDUFA action date of July 6, 2023.
In March 2023 Eisai announced that the U.S. Veteran's Health Administration will be providing coverage of LEQEMBI to veterans living with early stages of Alzheimer's disease.
In January 2023 the EMA accepted for review the MAA for lecanemab. In January 2023 Eisai completed the submission of a MAA to the PMDA in Japan for lecanemab, which was granted Priority Review by the Japanese Ministry of Health, Labor and Welfare. Additionally, in February 2023 the BLA for lecanemab was granted Priority Review by the NMPA of China.
Zuranolone
In February 2023 the FDA accepted the NDA and granted Priority Review for zuranolone, with a PDUFA action date of August 5, 2023.
OTHER KEY DEVELOPMENTS
QALSODY (tofersen)
In April 2023 the FDA approved QALSODY for the treatment of ALS in adults who have a mutation in the SOD1 gene. This indication is approved under accelerated approval based on reduction in plasma neurofilament light chain observed in patients treated with QALSODY. Continued approval for this indication may be contingent upon verification of clinical benefit in confirmatory trial(s).
TECFIDERA
In March 2023 the CJEU decided in favor of Biogen, the EMA and the EC in their appeal of a European General Court decision that had annulled the EMA's refusal to evaluate a generic version of TECFIDERA because of TECFIDERA's regulatory data and marketing protection. The CJEU set aside the General Court's judgment and dismissed the generic's action. On the basis of this favorable decision, we believe that TECFIDERA is entitled to regulatory marketing protection in the E.U. until at least February 4, 2024, and are seeking to enforce this protection.
BIIB093
In April 2023 we announced that we will be terminating our involvement in the development of BIIB093 (glibenclamide IV), currently in a Phase 3 study for large hemispheric infarction and a Phase 2 study for brain contusion, due to operational challenges and other strategic considerations.
BIIB131
In April 2023 we announced that we will be pausing the initiation of a Phase 2b study for BIIB131 (TMS-007) for acute ischemic stroke and will continue to assess whether to initiate this study.
BIIB132
In April 2023 we announced that we will be discontinuing further development of BIIB132 in spinocerebellar ataxia type 3, as part of our ongoing research and development prioritization initiative.

RESULTS OF OPERATIONS
REVENUE
The following revenue discussion should be read in conjunction with Note 4, Revenue, to our condensed consolidated financial statements included in this report.
Revenue is summarized as follows:

	For the Three Months Ended March 31,
(In millions, except percentages)	2023		2022		$ Change	% Change
Product revenue:
United States	$701.4	28.5%	$875.2	34.6%	$(173.8)	(19.9)%
Rest of world	1,061.9	43.1	1,191.1	47.0	(129.2)	(10.8)
Total product revenue	1,763.3	71.6	2,066.3	81.6	(303.0)	(14.7)
Revenue from LEQEMBI Collaboration	(18.9)	(0.8)	—	—	(18.9)	nm
Revenue from anti-CD20 therapeutic programs	399.5	16.2	399.4	15.8	0.1	nm
Contract manufacturing, royalty and other revenue	319.1	13.0	66.1	2.6	253.0	382.8
Total revenue	$2,463.0	100.0%	$2,531.8	100.0%	$(68.8)	(2.7)%

nm Not meaningful

PRODUCT REVENUE
Product revenue is summarized as follows:

	For the Three Months Ended March 31,
	2023				2022
(In millions)	United States	Rest of World	Total	% Total	United States	Rest of World	Total	% Total	$ Change	% Change
Multiple Sclerosis	$546.1	$579.1	$1,125.2	63.9%	$709.1	$685.4	$1,394.5	67.5%	$(269.3)	(19.3)%
Spinal Muscular Atrophy	146.7	296.6	443.3	25.1	163.3	309.2	472.5	22.9	(29.2)	(6.2)
Biosimilars	8.2	184.2	192.4	10.9	—	194.3	194.3	9.4	(1.9)	(1.0)
Other(1)	0.4	2.0	2.4	0.1	2.8	2.2	5.0	0.2	(2.6)	(52.0)
Total product revenue	$701.4	$1,061.9	$1,763.3	100.0%	$875.2	$1,191.1	$2,066.3	100.0%	$(303.0)	(14.7)%

(1) Other includes FUMADERM and ADUHELM.

MULTIPLE SCLEROSIS
•Global TECFIDERA revenue decreased $135.4 million, from $409.9 million in 2022 to $274.5 million in 2023, or 33.0%, driven by a decrease in TECFIDERA demand as a result of multiple TECFIDERA generic entrants in North America, Brazil and certain E.U. countries.
•Global Interferon revenue decreased $64.0 million, from $309.6 million in 2022 to $245.6 million in 2023, or 20.7%, driven by a decrease in sales volumes as patients transition to higher efficacy therapies, as well as pricing pressure and the unfavorable impact of channel dynamics in the U.S.
•U.S. VUMERITY revenue decreased $31.7 million, from $125.2 million in 2022 to $93.5 million in 2023, or 25.3%, primarily due to unfavorable channel dynamics and a favorable Medicaid-related sales adjustment in the first quarter of 2022 related to VUMERITY.
•Global TYSABRI revenue decreased $48.0 million, from $520.8 million in 2022 to $472.8 million in 2023, or 9.2%, primarily due to a decrease in U.S. TYSABRI revenue driven by higher discounts and allowances, increased competition and unfavorable channel dynamics.

MS revenue includes sales from TECFIDERA, VUMERITY, AVONEX, PLEGRIDY, TYSABRI and FAMPYRA.
In 2023 we expect total MS revenue will continue to decline as a result of increasing competition for many of our MS products in both the U.S. and rest of world markets. We are also aware of a potential biosimilar entrant of TYSABRI that may enter the U.S. and European markets in 2023.
We believe that we have resolved previously reported manufacturing issues at our VUMERITY contract manufacturer. In addition, we are in the process of securing regulatory approval for a secondary source of supply. We do not anticipate a supply shortage in 2023 and are currently focused on rebuilding adequate inventory.

SPINAL MUSCULAR ATROPHY
•U.S. SPINRAZA revenue decreased $16.6 million, from $163.3 million in 2022 to $146.7 million in 2023, or 10.2%, primarily due to a decrease in sales volumes resulting from unfavorable channel dynamics and the impact of loading dose dynamics.
•Rest of world SPINRAZA revenue decreased $12.6 million, from $309.2 million in 2022 to $296.6 million in 2023, or 4.1%, primarily due to the unfavorable impact of foreign currency exchange and a decrease in sales volumes resulting from increased competition in certain established markets, particularly Germany. The decrease was partially offset by sales volume growth in certain Asian markets and the timing of shipments.

SMA revenue includes sales from SPINRAZA.

BIOSIMILARS
•Biosimilar revenue decreased 1.0%, due to unfavorable pricing and the unfavorable impact of foreign currency exchange, offset by an increase in sales volumes related to the continued launch of BYOOVIZ in the U.S. and rest of world.

Biosimilars revenue includes sales from BENEPALI, IMRALDI, FLIXABI and BYOOVIZ. BYOOVIZ launched in the U.S. in June 2022 and became commercially available in July 2022 through major distributors in the U.S. In the first quarter of 2023 BYOOVIZ became commercially available in Canada.
In 2023 we anticipate modest growth in revenue from our biosimilars business driven by the continued launch of BYOOVIZ in the U.S. and rest of world, offset in part by continued price reductions in certain markets.
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
REVENUE FROM LEQEMBI COLLABORATION
In January 2023 the FDA granted accelerated approval of LEQEMBI, which became commercially available in the U.S. during the first quarter of 2023. Upon commercialization, we began recognizing commercial profits and losses related to the LEQEMBI Collaboration Agreement on a net basis as a separate component of total revenue within our condensed consolidated income statements, as we are not the principal.
For the three months ended March 31, 2023, we recognized a reduction to revenue of approximately $18.9 million, reflecting our net profit-share of the LEQEMBI Collaboration results in the U.S.
In 2023 we anticipate we will continue to recognize a reduction to revenue, with commercial expense exceeding initial revenue.
For additional information on our collaboration arrangements with Eisai, please read Note 16, Collaborative and Other Relationships, to our condensed consolidated financial statements included in this report.
REVENUE FROM ANTI-CD20 THERAPEUTIC PROGRAMS
For purposes of this discussion, we refer to RITUXAN and RITUXAN HYCELA collectively as RITUXAN.

	For the Three Months Ended March 31,
(In millions)	2023	2022
Royalty revenue on sales of OCREVUS	$283.6	$252.3
Biogen’s share of pre-tax profits in the U.S. for RITUXAN, GAZYVA and LUNSUMIO	112.5	143.2
Other revenue from anti-CD20 therapeutic programs	3.4	3.9
Total revenue from anti-CD20 therapeutic programs	$399.5	$399.4

For the three months ended March 31, 2023, compared to the same period in 2022, the increase in royalty revenue on sales of OCREVUS was primarily due to sales growth of OCREVUS in the U.S.
For the three months ended March 31, 2023, compared to the same period in 2022, the decrease in our share of pre-tax profits in the U.S. for RITUXAN, GAZYVA and LUNSUMIO was primarily due to a decrease in sales volumes of RITUXAN in the U.S. resulting from competition from multiple biosimilar products. Beginning in April 2023 the pre-tax profit share for RITUXAN, GAZYVA and LUNSUMIO will decrease from 37.5% to 35.0%.
Prior to regulatory approval, we record our share of the expense incurred by the collaboration for the development of anti-CD20 products in research and development expense and pre-commercialization costs within selling, general and administrative expense in our condensed consolidated statements of income. After an anti-CD20 product is approved, we record our share of the development and sales and marketing expense related to that product as a reduction of our share of pre-tax profits in revenue from anti-CD20 therapeutic programs.
For additional information on our collaboration arrangements with Genentech, including information regarding the pre-tax profit-sharing formula and its impact on future revenue from anti-CD20 therapeutic programs, please read Note 16, Collaborative and Other Relationships, to our condensed consolidated financial statements included in this report.
CONTRACT MANUFACTURING, ROYALTY AND OTHER REVENUE
Contract manufacturing, royalty and other revenue and is summarized as follows:

	For the Three Months Ended March 31,
(In millions)	2023	2022
Contract manufacturing revenue	$306.9	$47.5
Royalty and other revenue	12.2	18.6
Total contract manufacturing, royalty and other revenue	$319.1	$66.1
For the three months ended March 31, 2023, compared to the same period in 2022, the increase in contract manufacturing revenue was primarily driven by higher volumes due to the timing of batch production, which includes batches related to LEQEMBI that we began recognizing in the first quarter of 2023 upon the accelerated approval of LEQEMBI in the U.S.
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
Reserves for discounts, contractual adjustments and returns that reduced gross product revenue are summarized as follows:

	For the Three Months Ended March 31,
(In millions)	2023	2022
Contractual adjustments	$629.9	$619.3
Discounts	181.2	165.2
Returns	4.5	1.5
Total discounts and allowances	$815.6	$786.0
For the three months ended March 31, 2023, reserves for discounts and allowances as a percentage of gross product revenue was 31.4% compared to 27.0% in the prior year comparative period.
CONTRACTUAL ADJUSTMENTS
Contractual adjustments primarily relate to Medicaid and managed care rebates in the U.S., pharmacy rebates, co-payment (copay) assistance, Veterans Administration, 340B discounts, specialty pharmacy program fees and other government rebates or applicable allowances.
For the three months ended March 31, 2023, compared to the same period in 2022, the increase in contractual adjustments was primarily due to higher managed care rebates, due in part to unfavorable changes in estimates and lower Medicaid rebates in the U.S. during the first quarter of 2022 driven by a favorable Medicaid-related sales adjustment related to VUMERITY. This increase was partially offset by lower government rebates in the U.S. as a result of a contract pharmacy change made during the first quarter of 2023 related to our Interferons.
DISCOUNTS
Discounts include trade term discounts and wholesaler incentives.
For the three months ended March 31, 2023, compared to the same period in 2022, the increase in discounts was primarily driven by higher purchase discounts, partially offset by a decrease in gross sales of TECFIDERA.
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
COST AND EXPENSE
A summary of total cost and expense is as follows:

	For the Three Months Ended March 31,
(In millions, except percentages)	2023	2022	$ Change	% Change
Cost of sales, excluding amortization and impairment of acquired intangible assets	$662.8	$753.9	$(91.1)	(12.1)%
Research and development	570.6	551.7	18.9	3.4
Selling, general and administrative	605.0	634.9	(29.9)	(4.7)
Amortization and impairment of acquired intangible assets	50.2	66.9	(16.7)	(25.0)
Collaboration profit sharing/(loss reimbursement)	57.1	(117.3)	174.4	(148.7)
(Gain) loss on fair value remeasurement of contingent consideration	—	(7.1)	7.1	nm
Restructuring charges	9.6	38.1	(28.5)	(74.8)
Other (income) expense, net	69.4	263.3	(193.9)	(73.6)
Total cost and expense	$2,024.7	$2,184.4	$(159.7)	(7.3)%

nm Not meaningful
COST OF SALES, EXCLUDING AMORTIZATION AND IMPAIRMENT OF ACQUIRED INTANGIBLE ASSETS

	For the Three Months Ended March 31,
(In millions)	2023	2022
Product	$481.4	$551.3
Royalty	181.4	202.6
Total cost of sales	$662.8	$753.9
For the three months ended March 31, 2023, compared to the same period in 2022, product cost of sales decreased primarily due to a write-off of approximately $275.0 million during the first quarter of 2022 of excess inventory and purchase commitments related to ADUHELM. This decrease was partially offset by higher cost of sales associated with contact manufacturing revenue, in part related to Eisai for LEQEMBI, which we began recognizing in the first quarter of 2023 upon the accelerated approval of LEQEMBI in the U.S. Cost of sales as a percentage of revenue was adversely affected by LEQEMBI batches due to minimal margins.
Additionally, for the three months ended March 31, 2023, we recorded approximately $44.8 million of aggregate gross idle capacity charges. For the three months ended March 31, 2022, we recorded approximately $45.0 million of aggregate gross idle capacity charges related to ADUHELM.
For additional information on our collaboration arrangements with Eisai, please read Note 16, Collaborative and Other Relationships, to our condensed consolidated financial statements included in this report.

RESEARCH AND DEVELOPMENT

Research and development expense, as a percentage of total revenue, was 23.2% and 21.8% for the three months ended March 31, 2023 and 2022. For the three months ended March 31, 2023, compared to the same period in 2022, the increase in research and development was primarily due to the increase in spending in the development of LEQEMBI for the treatment of Alzheimer's disease, litifilimab for the treatment of CLE and SLE, BIIB122 for the treatment of Parkinson's disease and BIIB800, a proposed tocilizumab biosimilar referencing ACTEMRA, partially offset by lower milestone payments during the first quarter of 2023.
EARLY STAGE PROGRAMS
Q1 2023 vs. Q1 2022
The increase in early stage programs was driven by an increase in costs associated with:
•development of BIIB131 for the treatment of acute ischemic stroke;
•development of litifilimab for the treatment of CLE; and
•development of BIIB121 for the treatment of Angelman syndrome.
The increase was partially offset by a decrease in costs associated with:
•discontinuation of BIIB078 for the treatment of Alzheimer's disease; and
•advancement of BIIB122 for the treatment of Parkinson's disease into late stage.
LATE STAGE PROGRAMS
Q1 2023 vs. Q1 2022
The decrease in late stage programs was driven by a decrease in costs associated with:
•advancement of LEQEMBI from late stage to marketed upon the accelerated approval of LEQEMBI in the U.S.; and
•advancement of LUNSUMIO from late stage to marketed upon the accelerated approval of LUNSUMIO in the U.S.
The decrease was partially offset by an increase in costs associated with:
•advancement of litifilimab for the treatment of SLE into late stage;
•advancement of BIIB122 for the treatment of Parkinson's disease into late stage; and
•development of BIIB800, a proposed tocilizumab biosimilar referencing ACTEMRA.
MARKETED PROGRAMS
Q1 2023 vs. Q1 2022
The increase in marketed programs was driven by an increase in costs associated with:
•advancement of LEQEMBI from late stage to marketed upon the accelerated approval of LEQEMBI in the U.S.; and
•increased spend in ADUHELM primarily due to change in our cost sharing arrangement with Eisai.

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
•Marketed products: includes costs associated with product lifecycle management activities including, if applicable, costs associated with the development of new indications for existing products.
•Late stage programs: are programs in Phase 3 development or in registration stage.
•Early stage programs: are programs in Phase 1 or Phase 2 development.
•Research and discovery: represents costs incurred to support our discovery research and translational science efforts.
•Development stage: based upon the program status when incurred. Therefore, the same program could be reflected in different development stages in the same year.
•Other research and development costs: For several of our programs, the research and development activities are part of our collaborative and other relationships. Our costs reflect our share of the total costs incurred.
Excluding upfront payments, we expect our core research and development expense to modestly increase in 2023, as we continue to invest in our pipeline. We intend to continue committing significant resources to targeted research and development opportunities where there is a significant unmet need and where a drug candidate has the potential to be highly differentiated.
SELLING, GENERAL AND ADMINISTRATIVE
For the three months ended March 31, 2023, compared to the same period in 2022, selling, general and administrative expense decreased approximately 4.7% primarily due to cost-reduction measures realized during 2023, partially offset by investments to support new product launches and a $31.0 million obligation to Eisai related to the termination of the co-promotion agreement for our MS products in Japan. Beginning in the first quarter of 2023 reimbursement to Eisai for our share of U.S. LEQEMBI selling, general and administrative expense is recognized in revenue from LEQEMBI Collaboration within our condensed consolidated statements of income.
We expect selling, general and administrative costs to continue to decline in 2023 due to the implementation of our cost saving initiatives.
For additional information on our collaboration arrangements with Eisai, please read Note 16, Collaborative and Other Relationships, to our condensed consolidated financial statements included in this report.
AMORTIZATION AND IMPAIRMENT OF ACQUIRED INTANGIBLE ASSETS
Our amortization expense is based on the economic consumption and impairment of intangible assets. Our most significant amortizable intangible assets are related to our TYSABRI, AVONEX, SPINRAZA and VUMERITY products and other programs acquired through business combinations.
For the three months ended March 31, 2023, compared to the same period in 2022, the decrease in amortization and impairment of acquired intangible assets was primarily due to a lower rate of amortization for acquired intangible assets. For the three months ended March 31, 2023 and 2022, we had no impairment charges.
For additional information on the amortization and impairment of our acquired intangible assets, please read Note 6, Intangible Assets and Goodwill, to our condensed consolidated financial statements included in this report.
COLLABORATION PROFIT SHARING/(LOSS REIMBURSEMENT)
Collaboration profit sharing/(loss reimbursement) primarily includes Samsung Bioepis' 50.0% share of the profit or loss related to our biosimilars 2013 commercial agreement with Samsung Bioepis and Eisai's 45.0% share of income and expense in the U.S. related to the ADUHELM Collaboration Agreement. Beginning January 1, 2023, Eisai receives only a tiered royalty based on net sales of ADUHELM, and will no longer share global profits and losses.
For the three months ended March 31, 2023, we recognized net profit-sharing expense of $57.1 million to reflect Samsung Bioepis' 50.0% sharing of the net collaboration profits, compared to a net profit-sharing expense of $64.4 million in the prior year comparative period.
For the three months ended March 31, 2022, we recognized a net reduction to our operating expense of approximately $181.7 million to reflect Eisai's 45.0% share of net collaboration losses in the U.S.

For additional information on our collaboration and license arrangements with Eisai and Samsung Bioepis, please read Note 16, Collaborative and Other Relationships, to our condensed consolidated financial statements included in this report.
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
Under these initiatives, we estimate we will incur total restructuring charges of approximately $135.0 million, primarily related to severance. These amounts were substantially incurred during 2022. As of March 31, 2023, approximately $28.0 million remained in our restructuring reserve and payments are expected to be made through 2026.
For the three months ended March 31, 2023 and 2022, we recognized $9.6 million and $38.1 million, respectively, of net pre-tax restructuring charges, of which approximately $7.1 million and $27.7 million, respectively, consisted of employee severance costs.
For additional information on our cost saving initiatives, please read Note 3, Restructuring, to our condensed consolidated financial statements included in this report.
OTHER (INCOME) EXPENSE, NET
For the three months ended March 31, 2023, compared to the same period in 2022, the change in other (income) expense, net primarily reflects net unrealized losses on our holdings in equity securities. For the three months ended March 31, 2023, net unrealized losses and realized losses on our holdings in equity securities were approximately $76.5 million and $1.6 million, respectively, compared to net unrealized losses and realized gains of approximately $190.9 million and $0.2 million, respectively, in the prior year comparative period.
The net unrealized losses recognized during the three months ended March 31, 2023, primarily reflect a decrease in the aggregate fair value of our investments in Denali, Sangamo and Ionis common stock of approximately $100.0 million, partially offset by an increase in the fair value of Sage common stock of approximately $23.8 million.
The net unrealized losses recognized during the three months ended March 31, 2022, primarily reflect a decrease in the aggregate fair value of our investments in Denali, Sage and Sangamo common stock of approximately $205.5 million, partially offset by an increase in the fair value of Ionis common stock of approximately $19.0 million.
INCOME TAX PROVISION

	For the Three Months Ended March 31,
(In millions, except percentages)	2023	2022
Income before income tax (benefit) expense	$438.3	$347.4
Income tax (benefit) expense	50.7	125.6
Effective tax rate	11.6%	36.2%
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
For the three months ended March 31, 2023, compared to the same period in 2022, the decrease in our effective tax rate includes the impact of recording a valuation allowance on the net Neurimmune deferred tax asset during the first quarter of 2022, the resolution of an uncertain tax matter in the current quarter related to tax credits and the non-cash tax effects of changes in the value of our equity investments. The tax effects of this change in value of our equity investments are recorded discretely since changes in value of equity investments cannot be forecasted.
For additional information on our income taxes, please read Note 14, Income Taxes, to our condensed consolidated financial statements included in this report.

NONCONTROLLING INTERESTS, NET OF TAX
Our condensed consolidated financial statements include the financial results of our variable interest entity, Neurimmune, as we determined that we are the primary beneficiary.
For the three months ended March 31, 2023, compared to the same period in 2022, the change in net income (loss) attributable to noncontrolling interests, net of tax, was primarily due to an increase in a valuation allowance of approximately $85.0 million recorded in the first quarter of 2022.
For additional information on the valuation allowance and our collaboration agreement with Neurimmune, please read Note 17, Investments in Variable Interest Entities, to our condensed consolidated financial statements included in this report.
FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Our financial condition is summarized as follows:

(In millions, except percentages)	As of March 31, 2023	As of December 31, 2022	$ Change	% Change
Financial assets:
Cash and cash equivalents	$2,898.2	$3,419.3	$(521.1)	(15.2)%
Marketable securities — current	2,143.1	1,473.5	669.6	45.4
Marketable securities — non-current	978.2	705.7	272.5	38.6
Total cash, cash equivalents and marketable securities	$6,019.5	$5,598.5	$421.0	7.5%
Borrowings:
Notes payable	$6,282.7	$6,281.0	$1.7	—%
Total borrowings	$6,282.7	$6,281.0	$1.7	—%
Working capital:
Current assets	$9,762.5	$9,791.2	$(28.7)	(0.3)%
Current liabilities	(3,014.9)	(3,272.8)	257.9	(7.9)
Total working capital	$6,747.6	$6,518.4	$229.2	3.5%
OVERVIEW
We have historically financed and expect to continue to fund our operating and capital expenditures primarily through cash flow earned through our operations, as well as our existing cash resources. We believe generic competition for TECFIDERA in the U.S. and other key markets, continued decline in the Interferon product class and investments in the development and launch of potential new products will continue to reduce our cash flow from operations in 2023 and will have a significant adverse impact on our future cash flow from operations.
We believe that our existing funds, when combined with cash generated from operations and our access to additional financing resources, if needed, are sufficient to satisfy our operating, working capital, strategic alliance, milestone payment, capital expenditure and debt service requirements for the foreseeable future. In addition, we may choose to opportunistically return cash to shareholders and pursue other business initiatives, including acquisition and licensing activities. We may also seek additional funding through a combination of new collaborative agreements, strategic alliances and additional equity and debt financings or from other sources should we identify a significant new opportunity.
For additional information on certain risks that could negatively impact our financial position or future results of operations, please read Item 1A. Risk Factors and Item 3. Quantitative and Qualitative Disclosures About Market Risk included in this report.
LIQUIDITY
WORKING CAPITAL
Working capital is defined as current assets less current liabilities. Our working capital was $6.7 billion and $6.5 billion as of March 31, 2023 and December 31, 2022, respectively. The change in working capital reflects a decrease in total current assets of approximately $28.7 million and a decrease in total current liabilities of approximately $257.9 million. The changes in current assets and current liabilities were primarily driven by the following:

CURRENT ASSETS
•$148.5 million increase in cash, cash equivalents and current marketable securities;
•$70.6 million decrease in accounts receivable; and
•$63.4 million decrease in short-term inventory.
CURRENT LIABILITIES
•$233.2 million decrease in accrued expense and other primarily reflecting the timing of payment for our annual incentive compensation.
CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES
As of March 31, 2023, we had cash, cash equivalents and marketable securities totaling approximately $6.0 billion compared to approximately $5.6 billion as of December 31, 2022. Until required for another use in our business, we typically invest our cash reserves in bank deposits, certificates of deposit, commercial paper, corporate notes, U.S. and foreign government instruments, overnight reverse repurchase agreements and other interest-bearing marketable debt instruments in accordance with our investment policy. It is our policy to mitigate credit risk in our cash reserves and marketable securities by maintaining a well-diversified portfolio that limits the amount of exposure as to institution, maturity and investment type. We have experienced no significant limitations in our liquidity resulting from uncertainties in the banking sector.
The following table summarizes the fair value of our significant common stock investments in our strategic investment portfolio:

(In millions)	March 31, 2023	December 31, 2022
Denali	$306.7	$370.2
Sage	261.9	238.0
Sangamo	41.6	74.3
Ionis	67.9	108.6
Total	$678.1	$791.1
Although the contractual holding period restrictions on our investments in Denali, Sage, Sangamo and Ionis have expired, our ability to liquidate these investments may be limited by the size of our interest, the volume of market related activity, our concentrated level of ownership and other potential restrictions resulting from our status as a collaborator. Therefore, we may realize significantly less than the current value of such investments.
For additional information on our collaboration arrangements, please read Note 16, Collaborative and Other Relationships, to our condensed consolidated financial statements included in this report.
CASH FLOW
The following table summarizes our cash flow activity:

	For the Three Months Ended March 31,
(In millions, except percentages)	2023	2022	% Change
Net cash flow provided by (used in) operating activities	$455.3	$161.8	181.4%
Net cash flow provided by (used in) investing activities	(953.0)	(648.0)	47.1
Net cash flow provided by (used in) financing activities	(43.4)	(16.5)	163.0
OPERATING ACTIVITIES
Operating cash flow is derived by adjusting our net income for:
•non-cash operating items such as depreciation and amortization, impairment charges, unrealized gain (loss) on strategic investments and share-based compensation;
•changes in operating assets and liabilities, which reflect timing differences between the receipt and payment of cash associated with transactions and when they are recognized in results of operations; and
•gains (losses) on the disposal of assets, deferred income taxes, changes in the fair value of contingent payments associated with our acquisitions of businesses and acquired IPR&D.

For the three months ended March 31, 2023, compared to the same period in 2022, the increase in net cash flow provided by operating activities was primarily due to higher net income in the current period, the timing of customer payments of accounts receivable and inventory levels, partially offset by a decrease in accounts payable in the first quarter of 2023.
INVESTING ACTIVITIES
For the three months ended March 31, 2023, compared to the same period in 2022, the increase in net cash flow used in investing activities was primarily due to an increase in net purchases of marketable securities in the current period, driven by the investment of our increased cash flows from operations.
FINANCING ACTIVITIES
For the three months ended March 31, 2023, compared to the same period in 2022, the increase in net cash flow used in financing activities was primarily due to an increase in payments for payroll tax withholdings related to our equity awards.
CAPITAL RESOURCES
DEBT AND CREDIT FACILITIES
Our long-term obligations primarily consist of long-term debt with final maturity dates ranging between 2025 and 2051. As of March 31, 2023, our outstanding balance related to long-term debt was $6,282.7 million.
We maintain a $1.0 billion, five-year senior unsecured revolving credit facility under which we are permitted to draw funds for working capital and general corporate purposes. The terms of the revolving credit facility include a financial covenant that requires us not to exceed a maximum consolidated leverage ratio. As of March 31, 2023 and December 31, 2022, we had no outstanding borrowings and were in compliance with all covenants under this facility.
For a summary of the fair and carrying values of our outstanding borrowings as of March 31, 2023 and December 31, 2022, please read Note 7, Fair Value Measurements, to our condensed consolidated financial statements included in this report.
For additional information on our Senior Notes and credit facility please read, Note 13, Indebtedness, to our consolidated financial statements included in our 2022 Form 10-K.
SHARE REPURCHASE PROGRAMS
In October 2020 our Board of Directors authorized our 2020 Share Repurchase Program, which is a program to repurchase up to $5.0 billion of our common stock. Our 2020 Share Repurchase Program does not have an expiration date. All share repurchases under our 2020 Share Repurchase Program will be retired. There were no share repurchases of our common stock during the three months ended March 31, 2023 and 2022. Approximately $2.1 billion remained available under our 2020 Share Repurchase Program as of March 31, 2023.
CAPITAL EXPENDITURES
In the fourth quarter of 2021 we began construction of a new gene therapy manufacturing facility in RTP, North Carolina to support our gene therapy pipeline across multiple therapeutic areas. The new manufacturing facility will be approximately 197,000 square feet and is expected to be operational by the end of 2023, with an estimated total investment of approximately $195.0 million.
CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS
CONTRACTUAL OBLIGATIONS
Our contractual obligations primarily consist of our obligations under non-cancellable operating leases, long-term debt obligations and defined benefit and other purchase obligations, excluding amounts related to uncertain tax positions, funding commitments, contingent development, regulatory and commercial milestone payments and contingent payments, as described below.
In addition, certain of our collaboration and licensing arrangements include royalty payment obligations. For additional information on our royalty payments please read, Note 19, Collaborative and Other Relationships, to our consolidated financial statements included in our 2022 Form 10-K.
There have been no material changes in our contractual obligations since December 31, 2022.

CONTINGENT DEVELOPMENT, REGULATORY AND COMMERCIAL MILESTONE PAYMENTS
Based on our development plans as of March 31, 2023, we could trigger potential future milestone payments to third parties of up to approximately $7.2 billion, including approximately $1.3 billion in development milestones, approximately $0.7 billion in regulatory milestones and approximately $5.2 billion in commercial milestones, as part of our various collaborations, including licensing and development programs. Payments under these agreements generally become due and payable upon achievement of certain development, regulatory or commercial milestones. Because the achievement of these milestones was not considered probable as of March 31, 2023, such contingencies have not been recorded in our financial statements. Amounts related to contingent milestone payments are not considered contractual obligations as they are contingent on the successful achievement of certain development, regulatory or commercial milestones.
If certain clinical and commercial milestones are met, we may pay up to approximately $314.0 million in milestones in 2023 under our current agreements. This includes milestones totaling $225.0 million due to Sage upon the first commercial sale of zuranolone, for the potential treatment of MDD and PPD, in the U.S.
OTHER FUNDING COMMITMENTS
As of March 31, 2023, we have several ongoing clinical studies in various clinical trial stages. Our most significant clinical trial expenditures are to CROs. The contracts with CROs are generally cancellable, with notice, at our option. We recorded accrued expense of approximately $16.8 million in our condensed consolidated balance sheets for expenditures incurred by CROs as of March 31, 2023. We have approximately $917.5 million in cancellable future commitments based on existing CRO contracts as of March 31, 2023.
TAX RELATED OBLIGATIONS
We exclude liabilities pertaining to uncertain tax positions from our summary of contractual obligations as we cannot make a reliable estimate of the period of cash settlement with the respective taxing authorities. As of March 31, 2023, we have approximately $137.3 million of liabilities associated with uncertain tax positions.
As of March 31, 2023 and December 31, 2022, we have accrued income tax liabilities of approximately $560.3 million and $558.0 million, respectively, under the Transition Toll Tax. Of the amounts accrued as of March 31, 2023, approximately $138.9 million is expected to be paid within one year. The Transition Toll Tax is being paid in installments over an eight-year period, which started in 2018, and will not accrue interest.
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
For a discussion of our critical accounting estimates, please read Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2022 Form 10-K. There have been no material changes to our critical accounting estimates since our 2022 Form 10-K.
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
During the second quarter of 2018 the International Practices Task Force of the Center for Audit Quality categorized Argentina as a country with a projected three-year cumulative inflation rate greater than 100.0%, which indicated that Argentina's economy is highly inflationary. This categorization did not have a material impact on our results of operations or financial position as of March 31, 2023, and is not expected to have a material impact on our results of operations or financial position in the future.
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
The following quantitative information includes the impact of currency movements on forward contracts used in our revenue, operating expense and balance sheet hedging programs. As of March 31, 2023 and December 31, 2022, a hypothetical adverse 10.0% movement in foreign currency exchange rates compared to the U.S. dollar across all maturities would result in a hypothetical decrease in the fair value of forward contracts of approximately $323.1 million and $293.7 million, respectively. The estimated fair value change was determined by measuring the impact of the hypothetical exchange rate movement on outstanding forward contracts. Our use of this methodology to quantify the market risk of such instruments is subject to assumptions and actual impact could be significantly different. The quantitative information about market risk is limited because it does not take into account all foreign currency operating transactions.

INTEREST RATE RISK
Our investment portfolio includes cash equivalents and short-term investments. The fair value of our marketable securities is subject to change as a result of potential changes in market interest rates. The potential change in fair value for interest rate sensitive instruments has been assessed on a hypothetical 100 basis point adverse movement across all maturities. As of March 31, 2023 and December 31, 2022, we estimate that such hypothetical 100 basis point adverse movement would result in a hypothetical loss in fair value of approximately $17.9 million and $11.7 million, respectively, to our interest rate sensitive instruments. The fair values of our investments were determined using third-party pricing services or other market observable data.
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
We believe that our allowance for doubtful accounts was adequate as of March 31, 2023 and December 31, 2022.
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
Changes in the fair value of these equity securities are impacted by the volatility of the stock market and changes in general economic conditions, among other factors. The potential change in fair value for equity price sensitive instruments has been assessed on a hypothetical 10.0% adverse movement. As of March 31, 2023 and December 31, 2022, a hypothetical adverse 10.0% movement would result in a hypothetical decrease in fair value of approximately $67.8 million and $79.1 million, respectively.
ITEM 4.     CONTROLS AND PROCEDURES
DISCLOSURE CONTROLS AND PROCEDURES AND INTERNAL CONTROL OVER FINANCIAL REPORTING
CONTROLS AND PROCEDURES
We have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of March 31, 2023. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that:
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
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
For a discussion of legal proceedings as of March 31, 2023, please read Note 18, Litigation, to our condensed consolidated financial statements included in this report, which is incorporated into this item by reference.
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
Our ability to set the price for our products varies significantly from country to country and, as a result, so can the price of our products. Governments may use a variety of cost-containment measures to control the cost of products, including price cuts, mandatory rebates, value-based pricing and reference pricing (i.e., referencing prices in other countries and using those reference prices to set a price). Drug prices are under significant scrutiny in the markets in which our products are prescribed; for example the IRA has certain provisions related to drug pricing. We expect drug pricing and other health care costs to continue to be subject to intense political and societal pressures on a global basis. Certain countries set prices by reference to the prices in other countries where our products are marketed. Our inability to obtain and maintain adequate prices in a particular country may not only limit the revenue from our products within that country but may also adversely affect our ability to secure acceptable prices in existing and potential new markets, which may limit market growth. This may create the opportunity for third-party cross-border trade or influence our decision to sell or not to sell a product, thus adversely affecting our geographic expansion plans and revenue. Additionally, and in part due to the impact of the COVID-19 pandemic, in certain jurisdictions governmental health agencies may adjust, retroactively and/or prospectively, reimbursement rates for our products.
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
We have opened clinical trial sites and are enrolling patients in a number of countries where our experience is limited. In most cases, we use the services of third-parties to carry out our clinical trial related activities and rely on such parties to accurately report their results. Our reliance on third-parties for these activities may impact our ability to control the timing, conduct, expense and quality of our clinical trials. One CRO has responsibility for a substantial portion of our activities and reporting related to our clinical trials and if such CRO does not adequately perform, many of our trials may be affected, including adversely affecting our expenses associated with such trials. We may need to replace our CROs, which may result in the delay of the affected trials or otherwise adversely affect our efforts to obtain regulatory approvals and commercialize our product candidates.
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
Regulators are imposing new data privacy and security requirements, including new and greater monetary fines for privacy violations. For example, the E.U.’s General Data Protection Regulation established regulations regarding the handling of personal data, and provides an enforcement authority and imposes large penalties for noncompliance. New U.S. data privacy and security laws, such as the CCPA, and others that may be passed, similarly introduce requirements with respect to personal information, and non-compliance with the CCPA may result in liability through private actions (subject to statutorily defined damages in the event of certain data breaches) and enforcement. Failure to comply with these current and future laws, policies, industry standards or legal obligations or any security incident resulting in the unauthorized access to, or acquisition, release or transfer of personal information may result in governmental enforcement actions, litigation, fines and penalties or adverse publicity and could cause our customers to lose trust in us, which could have a material adverse effect on our business and results of operations.
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
Furthermore, factors such as the COVID-19 pandemic and other global health outbreaks, weather events, labor or raw material shortages and other supply chain disruptions could result in difficulties and delays in manufacturing our products, which could have an adverse impact on our results in operations or result in product shortages. We may also have to take inventory write-offs and incur other charges and expense for products that fail to meet specifications, undertake costly remediation efforts or seek more costly manufacturing alternatives. Such developments could increase our manufacturing costs, cause us to lose revenue or market share as patients and physicians turn to competing therapeutics, diminish our profitability or damage our reputation.
In addition, although we have business continuity plans to reduce the potential for manufacturing disruptions or delays and reduce the severity of a disruptive event, there is no guarantee that these plans will be adequate, which could adversely affect our business and operations.
Management, personnel and other organizational changes may disrupt our operations, and we may have difficulty retaining personnel or attracting and retaining qualified replacements on a timely basis for the management and other personnel who may leave the Company.
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
Our success is dependent upon our ability to attract and retain qualified management and other personnel in a highly competitive environment. Qualified individuals are in high demand, and we may incur significant costs to attract or retain them. We may face difficulty in attracting and retaining talent for a number of reasons, including management changes, the underperformance or discontinuation of one or more marketed, pre-clinical or clinical programs, recruitment by competitors or changes in the overall labor market. In addition, changes in our organizational structure or in our flexible working arrangements could impact employees' productivity and morale as well as our ability to attract, retain and motivate employees. We cannot ensure that we will be able to hire or retain the personnel necessary for our operations or that the loss of any personnel will not have a material impact on our financial condition and results of operations.
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
We continue to monitor our operations and applicable government recommendations, and we have made modifications to our normal operations because of the COVID-19 pandemic, including limiting travel and adopting flexible working arrangements. Customer-facing professionals interactions in healthcare settings have changed as a result of the COVID-19 pandemic. This limits our ability to market our products and educate physicians, which, in turn, could have an adverse effect on our ability to compete in the marketing and sales of our products.
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
While it is not possible at this time to estimate the entirety of the impact that the COVID-19 pandemic and other global health outbreaks may have on our business, the broad global health outbreaks on our business activities may materially and adversely affect our business, supply chain and distribution systems, results of operations and financial condition.
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
The increasing use of social media platforms and artificial intelligence based software presents new risks and challenges.
Social media is increasingly being used to communicate about our products and the diseases our therapies are designed to treat. Social media practices in the biopharmaceutical industry continue to evolve and regulations relating to such use are not always clear and create uncertainty and risk of noncompliance with regulations applicable to our business. For example, patients may use social media channels to comment on the effectiveness of a product or to report an alleged adverse event. When such disclosures occur, there is a risk that we fail to monitor and comply with applicable adverse event reporting obligations or we may not be able to defend the company or the public's legitimate interests in the face of the political and market pressures generated by social media due to restrictions on what we may say about our products. There is also a risk of inappropriate disclosure of sensitive information or negative or inaccurate posts or comments about us on social media. We may also encounter criticism on social media regarding our company, management, product candidates or products. The immediacy of social media precludes us from having real-time control over postings made regarding us via social media, whether matters of fact or opinion. Our reputation could be damaged by negative publicity or if adverse information concerning us is posted on social media platforms or similar mediums, which we may not be able to reverse. If any of these events were to occur or we otherwise fail to comply with applicable regulations, we could incur liability, face restrictive regulatory actions or incur other harm to our business. Additionally, the use of artificial intelligence (AI) based software is increasingly being used in the biopharmaceutical industry. Use of AI based software may lead to the release of confidential proprietary information which may impact our ability to realize the benefit of our intellectual property.
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
The enactment of some or all of the recommendations set forth or that may be forthcoming in the OECD’s project on “Base Erosion and Profit Shifting” by tax authorities and economic blocs in the countries in which we operate, could unfavorably impact our effective tax rate. These initiatives focus on common international principles for the entitlement to taxation of global corporate profits and minimum global tax rates. Many countries have or are in the process of enacting legislation intended to implement the OECD GloBE Model Rules effective starting on January 1, 2024. The impact on the Company will depend on the exact nature of each country's GloBE legislation, guidance and regulations thereon and their application by tax authorities.
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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES
The following table summarizes our common stock repurchase activity under our 2020 Share Repurchase Program during the first quarter of 2023:

Period	Total Number of Shares Purchased (#)	Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Programs (#)	Approximate Dollar Value of Shares That May Yet Be Purchased Under Our Programs ($ in millions)
January 2023	—	$—	—	$2,050.0
February 2023	—	$—	—	$2,050.0
March 2023	—	$—	—	$2,050.0
Total(1)	—	$—

(1) There were no share repurchases during the first quarter of 2023.
In October 2020 our Board of Directors authorized our 2020 Share Repurchase Program, which is a program to repurchase up to $5.0 billion of our common stock. Our 2020 Share Repurchase Program does not have an expiration date. All share repurchases under our 2020 Share Repurchase Program will be retired. There were no share repurchases of our common stock during the three months ended March 31, 2023 and 2022. Approximately $2.1 billion remained available under our 2020 Share Repurchase Program as of March 31, 2023.

ITEM 6.    EXHIBITS
The exhibits listed below are filed or furnished as part of this Quarterly Report on Form 10-Q.
EXHIBIT INDEX

Exhibit Number	Description of Exhibit
10.1	Fourth Amended and Restated Bylaws of Biogen Inc. Filed as Exhibit 3.1 to our Current Report on Form 8-K on April 18, 2023.

10.2*+	Letter regarding employment arrangement of Ginger Gregory dated June 9, 2017.

10.3*+	Letter regarding employment arrangement of Nicole Murphy dated January 28, 2022.

31.1+	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1++	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101++
The following materials from Biogen Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flow, (v) the Condensed Consolidated Statements of Equity and (vi) Notes to Condensed Consolidated Financial Statements.

104++	The cover page from this Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL.

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
April 25, 2023