Form 10-Q
period 2023-06-30
BIOGEN INC.
filed 2023-07-25
CIK 875045

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the issuer’s Common Stock, $0.0005 par value, outstanding as of July 24, 2023, was 144,823,335 shares.

BIOGEN INC.
FORM 10-Q — Quarterly Report
For the Quarterly Period Ended June 30, 2023

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
•expectations, plans and prospects relating to product approvals, sales, pricing, growth, reimbursement and launch of our marketed and pipeline products;
•the potential impact of increased product competition in the markets in which we compete, including increased competition from new originator therapies, generics, prodrugs and biosimilars of existing products and products approved under abbreviated regulatory pathways, including generic or biosimilar versions of our products or competing products;
•patent terms, patent term extensions, patent office actions and expected availability and periods of regulatory exclusivity;
•our plans and investments in our portfolio as well as implementation of our corporate strategy;
•the drivers for growing our business, including our plans and intention to commit resources relating to discovery, research and development programs and business development opportunities as well as the potential benefits and results of, and the anticipated completion of, certain business development transactions and cost-reduction measures, including our Fit for Growth program;
•the expectations, development plans and anticipated timelines, including costs and timing of potential clinical trials, regulatory filings and approvals, of our products, drug candidates and pipeline programs, including collaborations with third-parties, as well as the potential therapeutic scope of the development and commercialization of our and our collaborators’ pipeline products;
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
•adverse safety events involving our marketed or pipeline products, generic or biosimilar versions of our marketed products or any other products from the same class as one of our products;
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
NOTE REGARDING TRADEMARKS
ADUHELM®, AVONEX®, PLEGRIDY®, RITUXAN®, RITUXAN HYCELA®, SPINRAZA®, TECFIDERA®, TYSABRI® and VUMERITY® are registered trademarks of Biogen.
BENEPALI™, BYOOVIZ™, FLIXABI™, FUMADERM™, IMRALDI™ and QALSODY™ are trademarks of Biogen.
ACTEMRA®, ENBREL®, EYLEA®, FAMPYRA™, GAZYVA®, LEQEMBI®, HUMIRA®, LUCENTIS®, LUNSUMIO™, OCREVUS®, REMICADE® and other trademarks referenced in this report are the property of their respective owners.

DEFINED TERMS

2022 Form 10-K	Annual Report on Form 10-K for the year ended December 31, 2022
2020 Share Repurchase Program	Board of Directors authorized program to repurchase up to $5.0 billion of our common stock
300 Binney Street	300 Binney Street, Cambridge, MA
AI	Artificial Intelligence
ALS	Amyotrophic Lateral Sclerosis
Annual Meeting	2023 annual meeting of stockholders held on June 26, 2023
AOCI	Accumulated Other Comprehensive Income (Loss)
ASU	Accounting Standards Update
ATV	Antibody Transport Vehicle
BLA	Biologics License Application
CCPA	California Consumer Privacy Act
CEO	Chief Executive Officer
cGMP	current Good Manufacturing Practices
CHMP	Committee for Medicinal Products for Human Use
CJEU	Court of Justice of the European Union
CLE	Cutaneous Lupus Erythematosus
CLL	Chronic Lymphocytic Leukemia
CMS	Centers for Medicare & Medicaid Services
Convergence	Convergence Pharmaceuticals Ltd.
CROs	Contract Research Organizations
Denali	Denali Therapeutics Inc.
DPN	Diabetic Painful Neuropathy
EC	European Commission
Eisai	Eisai Co., Ltd.
EMA	European Medicines Agency
EPO	European Patent Office
ERISA	Employee Retirement Income Security Act of 1974
E.U.	European Union
FASB	Financial Accounting Standards Board
FCPA	Foreign Corrupt Practices Act
FDA	U.S. Food and Drug Administration
FDIC	Federal Deposit Insurance Corporation
Fit for Growth	Cost saving program initiated in 2023
Genentech	Genentech, Inc.
GILTI	Global Intangible Low Tax Income
GloBE	Global Anti-Base Erosion
GMP	Good Manufacturing Practice
Humana	Humana Inc.
IPR&D	In-process Research and Development
Ionis	Ionis Pharmaceuticals Inc.
IRA	Inflation Reduction Act of 2022
LRRK2	Leucine-Rich Repeat Kinase 2
MAA	Marketing Authorization Application

DEFINED TERMS (continued)

MDD	Major Depressive Disorder
MHRA	Medicines and Healthcare products Regulatory Agency
MS	Multiple Sclerosis
Mylan Ireland	Mylan Ireland Ltd.
NCD	National Coverage Decision
NDA	New Drug Application
NDS	New Drug Submission
Neurimmune	Neurimmune SubOne AG
NMPA	National Medicinal Products Administration
OECD	Organization for Economic Co-operation and Development
OIE	Other (Income) Expense, Net
PDUFA	Prescription Drug User Fee Act
PMDA	Pharmaceuticals and Medical Devices Agency
Polpharma	Polpharma SA
PPACA	Patient Protection and Affordable Care Act
PPD	Postpartum Depression
PPMS	Primary Progressive MS
R&D	Research and Development
RMS	Relapsing MS
RRMS	Relapsing-Remitting MS
RTP	Research Triangle Park
Sage	Sage Therapeutics, Inc.
Samsung Bioepis	Samsung Bioepis Co., Ltd.
Samsung BioLogics	Samsung BioLogics Co., Ltd.
Sangamo	Sangamo Therapeutics, Inc.
SG&A	Selling, General and Administrative
SLE	Systemic Lupus Erythematosus
SMA	Spinal Muscular Atrophy
SOD1	Superoxide Dismutase 1
SVB	Silicon Valley Bank
SWISSMEDIC	Swiss Agency for Therapeutic Products
TBA	Technical Boards of Appeal
TGN	Trigeminal Neuralgia
Transition Toll Tax	A one-time mandatory deemed repatriation tax on accumulated foreign subsidiaries' previously untaxed foreign earnings
U.K.	United Kingdom
U.S.	United States
U.S. GAAP	Accounting Principles Generally Accepted in the U.S.

PART I FINANCIAL INFORMATION

BIOGEN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited, in millions, except per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Revenue:
Product, net	$1,845.8	$2,054.9	$3,609.1	$4,121.2
Revenue from LEQEMBI Collaboration	(20.7)	—	(39.6)	—
Revenue from anti-CD20 therapeutic programs	433.4	436.3	832.9	835.7
Contract manufacturing, royalty and other revenue	197.5	97.9	516.6	164.0
Total revenue	2,456.0	2,589.1	4,919.0	5,120.9
Cost and expense:
Cost of sales, excluding amortization and impairment of acquired intangible assets	592.7	484.0	1,255.5	1,237.9
Research and development	584.2	528.6	1,154.8	1,080.3
Selling, general and administrative	548.0	572.6	1,153.0	1,207.5
Amortization and impairment of acquired intangible assets	52.9	67.5	103.1	134.4
Collaboration profit sharing/(loss reimbursement)	56.9	29.4	114.0	(87.9)
(Gain) loss on fair value remeasurement of contingent consideration	—	(4.5)	—	(11.6)
Restructuring charges	34.4	70.6	44.0	108.7
Other (income) expense, net	(121.2)	(428.6)	(51.8)	(165.3)
Total cost and expense	1,747.9	1,319.6	3,772.6	3,504.0
Income before income tax expense and equity in loss of investee, net of tax	708.1	1,269.5	1,146.4	1,616.9
Income tax (benefit) expense	114.8	216.7	165.5	342.3
Equity in (income) loss of investee, net of tax	—	(5.9)	—	(2.6)
Net income	593.3	1,058.7	980.9	1,277.2
Net income (loss) attributable to noncontrolling interests, net of tax	1.7	0.7	1.4	(84.6)
Net income attributable to Biogen Inc.	$591.6	$1,058.0	$979.5	$1,361.8

Net income per share:
Basic earnings per share attributable to Biogen Inc.	$4.09	$7.25	$6.78	$9.30
Diluted earnings per share attributable to Biogen Inc.	$4.07	$7.24	$6.74	$9.27

Weighted-average shares used in calculating:
Basic earnings per share attributable to Biogen Inc.	144.7	145.9	144.6	146.5
Diluted earnings per share attributable to Biogen Inc.	145.5	146.2	145.4	146.8

See accompanying notes to these unaudited condensed consolidated financial statements.

BIOGEN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in millions)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Net income attributable to Biogen Inc.	$591.6	$1,058.0	$979.5	$1,361.8
Other comprehensive income:
Unrealized gains (losses) on securities available for sale, net of tax	(4.5)	(8.3)	1.2	(18.0)
Unrealized gains (losses) on cash flow hedges, net of tax	6.9	57.2	(28.5)	73.1
Gains (losses) on net investment hedges, net of tax	—	(31.7)	—	(25.5)
Unrealized gains (losses) on pension benefit obligation, net of tax	0.2	1.8	0.7	2.7
Currency translation adjustment	(3.4)	(14.2)	18.7	(36.0)
Total other comprehensive income (loss), net of tax	(0.8)	4.8	(7.9)	(3.7)
Comprehensive income (loss) attributable to Biogen Inc.	590.8	1,062.8	971.6	1,358.1
Comprehensive income (loss) attributable to noncontrolling interests, net of tax	1.7	0.7	1.4	(84.6)
Comprehensive income (loss)	$592.5	$1,063.5	$973.0	$1,273.5

See accompanying notes to these unaudited condensed consolidated financial statements.

BIOGEN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in millions, except per share amounts)

	As of June 30, 2023	As of December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$2,617.8	$3,419.3
Marketable securities	3,460.5	1,473.5
Accounts receivable, net	1,685.9	1,705.0
Due from anti-CD20 therapeutic programs	438.1	431.4
Inventory	1,333.5	1,344.4
Other current assets	895.9	1,417.6
Total current assets	10,431.7	9,791.2
Marketable securities	1,208.0	705.7
Property, plant and equipment, net	3,307.2	3,298.6
Operating lease assets	366.5	403.9
Intangible assets, net	1,776.4	1,850.1
Goodwill	5,753.7	5,749.0
Deferred tax asset	1,208.4	1,226.4
Investments and other assets	1,104.9	1,529.2
Total assets	$25,156.8	$24,554.1
LIABILITIES AND EQUITY
Current liabilities:
Taxes payable	$260.0	$259.9
Accounts payable	445.4	491.5
Accrued expense and other	2,481.1	2,521.4
Total current liabilities	3,186.5	3,272.8
Notes payable	6,284.6	6,281.0
Deferred tax liability	143.9	334.7
Long-term operating lease liabilities	304.4	333.0
Other long-term liabilities	776.9	944.2
Total liabilities	10,696.3	11,165.7
Commitments, contingencies and guarantees
Equity:
Biogen Inc. shareholders’ equity:
Preferred stock, par value $0.001 per share	—	—
Common stock, par value $0.0005 per share	0.1	0.1
Additional paid-in capital	170.7	73.3
Accumulated other comprehensive income (loss)	(172.8)	(164.9)
Retained earnings	17,446.0	16,466.5
Treasury stock, at cost	(2,977.1)	(2,977.1)
Total Biogen Inc. shareholders’ equity	14,466.9	13,397.9
Noncontrolling interests	(6.4)	(9.5)
Total equity	14,460.5	13,388.4
Total liabilities and equity	$25,156.8	$24,554.1

See accompanying notes to these unaudited condensed consolidated financial statements.

BIOGEN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(unaudited, in millions)

	For the Six Months Ended June 30,
	2023	2022
Cash flow from operating activities:
Net income	$980.9	$1,277.2
Adjustments to reconcile net income to net cash flow from operating activities:
Depreciation and amortization	229.7	277.9
Excess and obsolescence charges related to inventory	36.8	305.6
Share-based compensation	147.1	123.3
Contingent consideration	—	(11.6)
Deferred income taxes	(170.9)	(47.5)
(Gain) loss on strategic investments	(26.8)	269.3
(Gain) loss on equity method investments	—	(2.6)
Gain on sale of equity interest in Samsung Bioepis	—	(1,505.4)
Other	60.5	112.2
Changes in operating assets and liabilities, net:
Accounts receivable	21.8	(67.3)
Due from anti-CD20 therapeutic programs	(6.7)	(23.6)
Inventory	(65.1)	(243.3)
Accrued expense and other current liabilities	(127.1)	634.0
Income tax assets and liabilities	(82.4)	(65.9)
Other changes in operating assets and liabilities, net	(55.5)	(134.0)
Net cash flow provided by (used in) operating activities	942.3	898.3
Cash flow from investing activities:
Purchases of property, plant and equipment	(137.6)	(94.8)
Proceeds from sales and maturities of marketable securities	1,682.2	1,461.5
Purchases of marketable securities	(4,120.3)	(2,311.6)
Proceeds from sale of equity interest in Samsung Bioepis	788.1	990.3
Acquisitions of intangible assets	(21.0)	(1.9)
Proceeds from sales of strategic investments	103.2	—
Other	(1.1)	2.0
Net cash flow provided by (used in) investing activities	(1,706.5)	45.5
Cash flow from financing activities:
Purchases of treasury stock	—	(500.0)
Payments related to issuance of stock for share-based compensation arrangements, net	(54.6)	(11.5)
Net (distribution) contribution to noncontrolling interest	1.7	12.1
Other	(0.3)	11.4
Net cash flow provided by (used in) financing activities	(53.2)	(488.0)
Net increase (decrease) in cash and cash equivalents	(817.4)	455.8
Effect of exchange rate changes on cash and cash equivalents	15.9	(70.6)
Cash and cash equivalents, beginning of the period	3,419.3	2,261.4
Cash and cash equivalents, end of the period	$2,617.8	$2,646.6

See accompanying notes to these unaudited condensed consolidated financial statements.

BIOGEN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited, in millions)

	Preferred stock		Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings	Treasury stock		Total Biogen Inc. shareholders’ equity	Noncontrolling interests	Total equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance, March 31, 2023	—	$—	168.6	$0.1	$91.2	$(172.0)	$16,854.4	(23.8)	$(2,977.1)	$13,796.6	$(9.6)	$13,787.0
Net income	—	—	—	—	—	—	591.6	—	—	591.6	1.7	593.3
Other comprehensive income (loss), net of tax	—	—	—	—	—	(0.8)	—	—	—	(0.8)	—	(0.8)
Capital contribution from noncontrolling interest	—	—	—	—	—	—	—	—	—	—	1.5	1.5
Issuance of common stock under stock option and stock purchase plans	—	—	—	—	9.3	—	—	—	—	9.3	—	9.3
Issuance of common stock under stock award plan	—	—	—	—	(3.8)	—	—	—	—	(3.8)	—	(3.8)
Compensation related to share-based payments	—	—	—	—	74.1	—	—	—	—	74.1	—	74.1
Other	—	—	—	—	(0.1)	—	—	—	—	(0.1)	—	(0.1)
Balance, June 30, 2023	—	$—	168.6	$0.1	$170.7	$(172.8)	$17,446.0	(23.8)	$(2,977.1)	$14,466.9	$(6.4)	$14,460.5

See accompanying notes to these unaudited condensed consolidated financial statements.

BIOGEN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY - (Continued)
(unaudited, in millions)

	Preferred stock		Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings	Treasury stock		Total Biogen Inc. shareholders’ equity	Noncontrolling interests	Total equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance, December 31, 2022	—	$—	167.9	$0.1	$73.3	$(164.9)	$16,466.5	(23.8)	$(2,977.1)	$13,397.9	$(9.5)	$13,388.4
Net income	—	—	—	—	—	—	979.5	—	—	979.5	1.4	980.9
Other comprehensive income (loss), net of tax	—	—	—	—	—	(7.9)	—	—	—	(7.9)	—	(7.9)
Capital contribution from noncontrolling interest	—	—	—	—	—	—	—	—	—	—	1.7	1.7
Issuance of common stock under stock option and stock purchase plans	—	—	0.1	—	29.4	—	—	—	—	29.4	—	29.4
Issuance of common stock under stock award plan	—	—	0.6	—	(84.0)	—	—	—	—	(84.0)	—	(84.0)
Compensation related to share-based payments	—	—	—	—	153.0	—	—	—	—	153.0	—	153.0
Other	—	—	—	—	(1.0)	—	—	—	—	(1.0)	—	(1.0)
Balance, June 30, 2023	—	$—	168.6	$0.1	$170.7	$(172.8)	$17,446.0	(23.8)	$(2,977.1)	$14,466.9	$(6.4)	$14,460.5

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
Our marketed products include TECFIDERA, VUMERITY, AVONEX, PLEGRIDY, TYSABRI and FAMPYRA for the treatment of MS; SPINRAZA for the treatment of SMA; QALSODY for ALS, which was granted accelerated approval by the FDA during the second quarter of 2023; ADUHELM for the treatment of Alzheimer's disease; and FUMADERM for the treatment of severe plaque psoriasis. We also collaborate with Eisai on the commercialization of LEQEMBI for the treatment of Alzheimer's disease, which was granted traditional approval by the FDA in July 2023. We have certain business and financial rights with respect to RITUXAN for the treatment of non-Hodgkin's lymphoma, CLL and other conditions; RITUXAN HYCELA for the treatment of non-Hodgkin's lymphoma and CLL; GAZYVA for the treatment of CLL and follicular lymphoma; OCREVUS for the treatment of PPMS and RMS; LUNSUMIO for the treatment of relapsed or refractory follicular lymphoma, which was granted accelerated approval by the FDA during the fourth quarter of 2022; COLUMVI, a bispecific antibody for the treatment of non-Hodgkin's lymphoma, which was granted accelerated approval by the FDA during the second quarter of 2023; and have the option to add other potential anti-CD20 therapies, pursuant to our collaboration arrangements with Genentech, a wholly-owned member of the Roche Group.
In addition to continuing to invest in new potential innovation in MS and SMA we are advancing our mid-to-late stage programs including zuranolone for MDD and PPD, BIIB080 for Alzheimer's disease and both litifilimab and dapirolizumab pegol for certain forms of lupus.
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
Basis of Presentation
In the opinion of management, our condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair statement of our financial statements for interim periods in accordance with U.S. GAAP. The information included in this quarterly report on Form 10-Q should be read in conjunction with our audited consolidated financial statements and the accompanying notes included in our 2022 Form 10-K. Our accounting policies are described in the Notes to Consolidated Financial Statements in our 2022 Form 10-K and updated, as necessary, in this report. The year-end condensed consolidated balance sheet data presented for comparative purposes was derived from our audited financial statements, but does not include all disclosures required by U.S. GAAP. The results of operations for the three and six months ended June 30, 2023, are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

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
The length of time and full extent to which the COVID-19 pandemic directly or indirectly impacts our business, results of operations and financial condition, including sales, expense, reserves and allowances, the supply chain, manufacturing, clinical trials, research and development costs and employee-related costs, depends on future developments that are highly uncertain, subject to change and are difficult to predict, including the economic impact on local, regional, national and international customers and markets. Additionally, the ongoing geopolitical tensions related to the conflict in Ukraine, and the related sanctions and other penalties imposed, are creating substantial uncertainty in the global economy. The extent and duration of the conflict, sanctions and resulting market disruptions are highly unpredictable. We have made estimates of the impact of the COVID-19 pandemic and the ongoing geopolitical conflict within our condensed consolidated financial statements and there may be changes to those estimates in future periods.
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
Sale of Joint Venture Equity Interest in Samsung Bioepis
In April 2022 we completed the sale of our 49.9% equity interest in Samsung Bioepis to Samsung BioLogics in exchange for total consideration of approximately $2.3 billion. Under the terms of this transaction, we received approximately $1.0 billion in cash at closing, with approximately $1.3 billion in cash to be deferred over two payments. The first payment of $812.5 million was received in April 2023 and the second payment of $437.5 million is due at the second anniversary of the closing of this transaction.
Prior to the sale, the carrying value of our investment in Samsung Bioepis totaled $581.6 million. During the second quarter of 2022 we recognized a pre-tax gain of approximately $1.5 billion related to this transaction, which was recorded in other (income) expense, net in our condensed consolidated statements of income for the three and six months ended June 30, 2022. This pre-tax gain included reclassifications from AOCI to net income of approximately $58.9 million in cumulative translation losses, partially offset by approximately $57.0 million in gains resulting from the termination of our net investment hedge.
We elected the fair value option and measured the payments due to us from Samsung BioLogics at fair value. As of June 30, 2023, the estimated fair value of the remaining second payment using a risk-adjusted discount rate of 6.6% was approximately $415.2 million. This payment has been classified as a Level 3 measurement and is reflected in other current assets within our condensed consolidated balance sheets as of June 30, 2023.
For the three and six months ended June 30, 2023, we recognized gains of approximately $2.6 million and $13.7 million, respectively, to reflect the changes in fair value related to the first payment due to us, which was received in April 2023. Additionally, for the three and six months ended June 30, 2023, we recognized gains of approximately $3.6 million and $9.8 million, respectively, to reflect the changes in fair value related to the second payment due to us. These changes were recorded in other (income) expense, net in our condensed consolidated statements of income.
As part of this transaction, we are also eligible to receive up to an additional $50.0 million upon the achievement of certain commercial milestones. Our policy for contingent payments of this nature is to recognize the payments in the period the payments become realizable, which is generally the same period in which the payments are earned.
For additional information on our collaboration arrangements with Samsung Bioepis, please read Note 19, Collaborative and Other Relationships, to our consolidated financial statements included in our 2022 Form 10-K.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

Note 3:	Restructuring
2023 Cost Saving Initiatives
In 2023 we initiated additional cost saving measures as part of our Fit for Growth initiative to reduce operating costs, while improving efficiency and effectiveness.
Total charges incurred from our 2023 cost saving initiatives are summarized as follows:

	For the Three Months Ended June 30, 2023			For the Six Months Ended June 30, 2023
(In millions)	Severance Costs	Accelerated Depreciation and Other Costs	Total	Severance Costs	Accumulated Depreciation and Other Costs	Total
Selling, general and administrative	$—	$11.5	$11.5	$—	$11.5	$11.5
Research and development	—	0.5	0.5	—	0.5	0.5
Restructuring charges	17.8	16.5	34.3	24.9	16.5	41.4
Total charges	$17.8	$28.5	$46.3	$24.9	$28.5	$53.4
Other Costs: includes costs associated with items such as asset abandonment and write-offs, facility closure costs, pretax gains and losses resulting from the termination of certain leases, employee non-severance expense, consulting fees and other costs.
2022 Cost Saving Initiatives
In December 2021 and May 2022 we announced our plans to implement a series of cost-reduction measures during 2022. These savings are being achieved through a number of initiatives, including reductions to our workforce, the substantial elimination of our commercial ADUHELM infrastructure, deprioritization of certain research and development programs, the consolidation of certain real estate locations and operating efficiencies across our selling, general and administrative and research and development functions. Charges related to our 2022 cost saving initiatives were substantially incurred during 2022 with remaining payments expected to be made through 2026.
Total charges incurred from our 2022 cost saving initiatives are summarized as follows:

	For the Three Months Ended June 30,
	2023			2022
(In millions)	Severance Costs	Accelerated Depreciation and Other Costs	Total	Severance Costs	Accumulated Depreciation and Other Costs	Total
Restructuring charges	$—	$0.1	$0.1	$60.9	$9.7	$70.6
Total charges	$—	$0.1	$0.1	$60.9	$9.7	$70.6

	For the Six Months Ended June 30,
	2023			2022
(In millions)	Severance Costs	Accelerated Depreciation and Other Costs	Total	Severance Costs	Accumulated Depreciation and Other Costs	Total
Restructuring charges	$—	$2.6	$2.6	$88.6	$20.1	$108.7
Total charges	$—	$2.6	$2.6	$88.6	$20.1	$108.7

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
Charges and spending related to our 2023 and 2022 workforce reductions are summarized as follows:

	Workforce Reductions
(In millions)	2023	2022
Restructuring reserve as of December 31	$35.9	$—
Expense	7.1	27.7
Payment	(15.6)	(6.2)
Foreign currency and other adjustments	0.6	—
Restructuring reserve as of March 31	28.0	21.5
Expense	17.8	60.9
Payment	(13.4)	(29.7)
Foreign currency and other adjustments	(0.1)	(0.5)
Restructuring reserve as of June 30	$32.3	$52.2

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

Note 4:	Revenue
Product Revenue
Revenue by product is summarized as follows:

	For the Three Months Ended June 30,
	2023			2022
(In millions)	United States	Rest of World	Total	United States	Rest of World	Total
Multiple Sclerosis:
TECFIDERA	$66.5	$187.7	$254.2	$120.7	$277.2	$397.9
VUMERITY	130.3	15.9	146.2	129.9	6.9	136.8
Total Fumarate	196.8	203.6	400.4	250.6	284.1	534.7
AVONEX	145.9	74.4	220.3	171.0	87.7	258.7
PLEGRIDY	34.1	48.0	82.1	40.2	51.3	91.5
Total Interferon	180.0	122.4	302.4	211.2	139.0	350.2
TYSABRI	259.9	223.2	483.1	291.9	224.3	516.2
FAMPYRA	—	23.4	23.4	—	25.5	25.5
Subtotal: MS	636.7	572.6	1,209.3	753.7	672.9	1,426.6

Spinal Muscular Atrophy:
SPINRAZA	155.8	281.3	437.1	139.8	291.3	431.1
Subtotal: SMA	155.8	281.3	437.1	139.8	291.3	431.1

Biosimilars:
BENEPALI	—	109.2	109.2	—	115.8	115.8
IMRALDI	—	58.8	58.8	—	57.6	57.6
FLIXABI	—	20.1	20.1	—	20.5	20.5
BYOOVIZ(1)	7.0	—	7.0	0.5	—	0.5
Subtotal: Biosimilars	7.0	188.1	195.1	0.5	193.9	194.4

Other(2)	1.5	2.8	4.3	0.1	2.7	2.8
Total product revenue	$801.0	$1,044.8	$1,845.8	$894.1	$1,160.8	$2,054.9

(1) BYOOVIZ became commercially available in the U.S. during the third quarter of 2022 and commercially available in international markets in 2023.
(2) Other includes FUMADERM, ADUHELM and QALSODY, which became commercially available in the U.S. during the second quarter of 2023.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

	For the Six Months Ended June 30,
	2023			2022
(In millions)	United States	Rest of World	Total	United States	Rest of World	Total
Multiple Sclerosis:
TECFIDERA	$141.2	$387.5	$528.7	$237.8	$570.0	$807.8
VUMERITY	223.8	30.6	254.4	255.1	9.7	264.8
Total Fumarate	365.0	418.1	783.1	492.9	579.7	1,072.6
AVONEX	248.5	144.2	392.7	319.0	169.3	488.3
PLEGRIDY	64.0	91.3	155.3	74.5	97.0	171.5
Total Interferon	312.5	235.5	548.0	393.5	266.3	659.8
TYSABRI	505.3	450.6	955.9	576.4	460.6	1,037.0
FAMPYRA	—	47.5	47.5	—	51.7	51.7
Subtotal: MS	1,182.8	1,151.7	2,334.5	1,462.8	1,358.3	2,821.1

Spinal Muscular Atrophy:
SPINRAZA	302.5	577.9	880.4	303.1	600.5	903.6
Subtotal: SMA	302.5	577.9	880.4	303.1	600.5	903.6

Biosimilars:
BENEPALI	—	218.2	218.2	—	230.5	230.5
IMRALDI	—	113.2	113.2	—	114.7	114.7
FLIXABI	—	40.5	40.5	—	43.0	43.0
BYOOVIZ(1)	15.2	0.4	15.6	0.5	—	0.5
Subtotal: Biosimilars	15.2	372.3	387.5	0.5	388.2	388.7

Other(2)	1.9	4.8	6.7	2.9	4.9	7.8
Total product revenue	$1,502.4	$2,106.7	$3,609.1	$1,769.3	$2,351.9	$4,121.2

(1) BYOOVIZ became commercially available in the U.S. during the third quarter of 2022 and commercially available in international markets in 2023.
(2) Other includes FUMADERM, ADUHELM and QALSODY, which became commercially available in the U.S. during the second quarter of 2023.
We recognized revenue from two wholesalers accounting for 27.0% and 9.3% of gross product revenue for the three months ended June 30, 2023, and 27.2% and 8.4% of gross product revenue for the six months ended June 30, 2023.
We recognized revenue from two wholesalers accounting for 27.4% and 11.2% of gross product revenue for the three months ended June 30, 2022, and 26.8% and 10.8% of gross product revenue for the six months ended June 30, 2022.
An analysis of the change in reserves for discounts and allowances is summarized as follows:

(In millions)	Discounts	Contractual Adjustments	Returns	Total
Balance, December 31, 2022	$153.8	$857.7	$23.5	$1,035.0
Current provisions relating to sales in current year	381.8	1,324.7	7.8	1,714.3
Adjustments relating to prior years	0.8	(19.6)	6.2	(12.6)
Payments/credits relating to sales in current year	(257.5)	(757.4)	(1.8)	(1,016.7)
Payments/credits relating to sales in prior years	(113.7)	(477.7)	(14.1)	(605.5)
Balance, June 30, 2023	$165.2	$927.7	$21.6	$1,114.5

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
The total reserves above, which are included in our condensed consolidated balance sheets, are summarized as follows:

(In millions)	As of June 30, 2023	As of December 31, 2022
Reduction of accounts receivable	$149.8	$143.4
Component of accrued expense and other	964.7	891.6
Total revenue-related reserves	$1,114.5	$1,035.0
Revenue from LEQEMBI Collaboration
In July 2023 the FDA granted traditional approval of LEQEMBI. Prior to receiving traditional approval, LEQEMBI had been granted accelerated approval by the FDA in January 2023, at which time it became commercially available in the U.S. Upon commercialization of LEQEMBI, we began recognizing our portion of the profit share on a net basis as a separate component of total revenue within revenue from LEQEMBI collaboration in our condensed consolidated income statements, as we are not the principal.
For the three and six months ended June 30, 2023, we recognized reductions to revenue of approximately $20.7 million and $39.6 million, respectively, reflecting our net profit-share of the LEQEMBI Collaboration results in the U.S.
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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In millions)	2023	2022	2023	2022
Royalty revenue on sales of OCREVUS	$325.5	$291.8	$609.1	$544.1
Biogen’s share of pre-tax profits in the U.S. for RITUXAN, GAZYVA and LUNSUMIO(1)	103.6	139.9	216.1	283.1
Other revenue from anti-CD20 therapeutic programs	4.3	4.6	7.7	8.5
Total revenue from anti-CD20 therapeutic programs	$433.4	$436.3	$832.9	$835.7

(1) LUNSUMIO became commercially available in the U.S. during the first quarter of 2023.
For additional information on our collaboration arrangements with Genentech, please read Note 19, Collaborative and Other Relationships, to our consolidated financial statements included in our 2022 Form 10-K.
Contract Manufacturing, Royalty and Other Revenue
Contract manufacturing, royalty and other revenue is summarized in the table below.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In millions)	2023	2022	2023	2022
Contract manufacturing revenue	$183.1	$81.2	$490.0	$128.7
Royalty and other revenue	14.4	16.7	26.6	35.3
Total contract manufacturing, royalty and other revenue	$197.5	$97.9	$516.6	$164.0
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

Note 5:	Inventory
The components of inventory are summarized as follows:

(In millions)	As of June 30, 2023	As of December 31, 2022
Raw materials	$452.8	$413.2
Work in process	751.7	751.9
Finished goods	194.8	200.4
Total inventory	$1,399.3	$1,365.5

Balance Sheet Classification:
Inventory	$1,333.5	$1,344.4
Investments and other assets	65.8	21.1
Total inventory	$1,399.3	$1,365.5
During the first quarter of 2022 we wrote-off approximately $275.0 million of inventory related to ADUHELM, as a result of the final NCD, which was recognized in cost of sales within our condensed consolidated statements of income for the six months ended June 30, 2022. We recognized approximately $136.0 million related to Eisai's 45.0% share of these charges in collaboration profit sharing/(loss reimbursement) within our condensed consolidated statements of income for the six months ended June 30, 2022. As of June 30, 2023 and December 31, 2022, the carrying value of our ADUHELM inventory was immaterial.
For additional information on our collaboration arrangements with Eisai, please read Note 16, Collaborative and Other Relationships, to these condensed consolidated financial statements.

Note 6:	Intangible Assets and Goodwill
Intangible Assets
Intangible assets, net of accumulated amortization, impairment charges and adjustments are summarized as follows:

		As of June 30, 2023			As of December 31, 2022
(In millions)	Estimated Life	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Completed technology	4-28 years	$7,444.7	$(5,732.3)	$1,712.4	$7,415.3	$(5,629.2)	$1,786.1
Trademarks and trade names	Indefinite	64.0	—	64.0	64.0	—	64.0
Total intangible assets		$7,508.7	$(5,732.3)	$1,776.4	$7,479.3	$(5,629.2)	$1,850.1
Amortization and Impairments
For the three and six months ended June 30, 2023, amortization and impairment of acquired intangible assets totaled $52.9 million and $103.1 million, respectively, compared to $67.5 million and $134.4 million, respectively, in the prior year comparative periods. The decreases were primarily due to lower rates of amortization for acquired intangible assets. For the three and six months ended June 30, 2023 and 2022, we had no impairment charges.
Completed Technology
Completed technology primarily relates to our other marketed products and programs acquired through asset acquisitions, licenses and business combinations.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
Estimated Future Amortization of Intangible Assets
The estimated future amortization of finite-lived intangible assets for the next five years is expected to be as follows:

(In millions)	As of June 30, 2023
2023 (remaining six months)	$110.0
2024	200.0
2025	190.0
2026	175.0
2027	170.0
2028	165.0
Goodwill
The following table provides a roll forward of the changes in our goodwill balance:

(In millions)	As of June 30, 2023
Goodwill, December 31, 2022	$5,749.0
Other	4.7
Goodwill, June 30, 2023	$5,753.7
As of June 30, 2023, we had no accumulated impairment losses related to goodwill. Other includes adjustments related to foreign currency exchange rate fluctuations.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

Note 7:	Fair Value Measurements
The tables below present information about our assets and liabilities that are regularly measured and carried at fair value and indicate the level within the fair value hierarchy of the valuation techniques we utilized to determine such fair value:

	Fair Value Measurements on a Recurring Basis
	As of June 30, 2023
(In millions)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$2,262.4	$—	$2,262.4	$—
Marketable debt securities:
Corporate debt securities	1,831.0	—	1,831.0	—
Government securities	2,650.3	—	2,650.3	—
Mortgage and other asset backed securities	187.2	—	187.2	—
Marketable equity securities	717.0	717.0	—	—
Other current assets:
Receivable from Samsung BioLogics(1)	415.2	—	—	415.2
Derivative contracts	20.5	—	20.5	—
Other non-current assets:
Plan assets for deferred compensation	40.8	—	40.8	—
Derivative contracts	1.3	—	1.3	—
Total	$8,125.7	$717.0	$6,993.5	$415.2
Liabilities:
Derivative contracts	$29.1	$—	$29.1	$—
Total	$29.1	$—	$29.1	$—

(1) Represents the fair value of the current payment due from Samsung BioLogics as a result of the sale of our 49.9% equity interest in Samsung Bioepis to Samsung BioLogics during the second quarter of 2022, for which we elected the fair value option. For additional information on the sale of our equity interest in Samsung Bioepis, please read Note 2, Dispositions, to these condensed consolidated financial statements.

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
There have been no material impairments of our assets measured and carried at fair value as of June 30, 2023 and December 31, 2022. In addition, there have been no changes to our valuation techniques as of June 30, 2023 and December 31, 2022.

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
Level 3 Assets and Liabilities Held at Fair Value
There were no transfers of assets or liabilities into or out of Level 3 as of June 30, 2023 and December 31, 2022.
Contingent Consideration Obligations
In connection with our acquisition of Convergence, we agreed to make additional payments based upon the achievement of certain milestone events. The following table provides a roll forward of the fair value of our contingent consideration obligations, which were classified as Level 3 measurements:

(In millions)	For the Three Months Ended June 30, 2022	For the Six Months Ended June 30, 2022
Fair value, beginning of period	$202.0	$209.1
Changes in fair value	(4.5)	(11.6)
Fair value, end of period	$197.5	$197.5
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
For the three and six months ended June 30, 2022, the changes in fair value of our contingent consideration obligations were primarily due to increases in the discount rates used to revalue these obligations and delays in the expected timing of the achievement of certain remaining developmental milestones related to our vixotrigine programs.
Financial Instruments Not Carried at Fair Value
Other Financial Instruments
Due to the short-term nature of certain financial instruments, the carrying value reflected in our condensed consolidated balance sheets for current accounts receivable, due from anti-CD20 therapeutic programs, other current assets, accounts payable and accrued expense and other, approximates fair value.
Debt Instruments
The fair and carrying values of our debt instruments, which are Level 2 liabilities, are summarized as follows:

	As of June 30, 2023		As of December 31, 2022
(In millions)	Fair Value	Carrying Value	Fair Value	Carrying Value
4.050% Senior Notes due September 15, 2025	$1,693.2	$1,745.7	$1,699.9	$1,744.7
2.250% Senior Notes due May 1, 2030	1,248.0	1,493.4	1,219.0	1,492.9
5.200% Senior Notes due September 15, 2045	1,083.8	1,100.4	1,033.2	1,100.3
3.150% Senior Notes due May 1, 2050	1,022.8	1,474.1	989.0	1,473.8
3.250% Senior Notes due February 15, 2051	486.7	471.0	469.1	469.3
Total	$5,534.5	$6,284.6	$5,410.2	$6,281.0
The fair values of each of our series of Senior Notes were determined through market, observable and corroborated sources. The changes in the fair values of our Senior Notes as of June 30, 2023, compared to December 31, 2022, are primarily related to decreases in U.S. treasury yields and credit spreads used to value our Senior Notes since December 31, 2022. For additional information related to our Senior Notes, please read Note 13, Indebtedness, to our consolidated financial statements included in our 2022 Form 10-K.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

Note 8:	Financial Instruments
The following table summarizes our financial assets with maturities of less than 90 days from the date of purchase included in cash and cash equivalents in our condensed consolidated balance sheets:

(In millions)	As of June 30, 2023	As of December 31, 2022
Commercial paper	$348.4	$177.2
Overnight reverse repurchase agreements	222.9	59.0
Money market funds	1,655.4	2,581.5
Short-term certificates of deposit	33.0	—
Short-term debt securities	2.7	29.9
Total	$2,262.4	$2,847.6
The carrying values of our commercial paper, including accrued interest, overnight reverse repurchase agreements, money market funds, short-term certificates of deposit and short-term debt securities approximate fair value due to their short-term maturities.
Our marketable equity securities gains (losses) are recorded in other (income) expense, net in our condensed consolidated statements of income. The following tables summarize our marketable debt and equity securities, classified as available-for-sale:

	As of June 30, 2023
(In millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable debt securities
Corporate debt securities:
Current	$1,363.9	$0.1	$(4.0)	$1,360.0
Non-current	475.2	0.3	(4.5)	471.0
Government securities:
Current	2,104.3	0.4	(4.2)	2,100.5
Non-current	555.3	0.1	(5.6)	549.8
Mortgage and other asset backed securities:
Current	—	—	—	—
Non-current	188.1	0.2	(1.1)	187.2
Total marketable debt securities	$4,686.8	$1.1	$(19.4)	$4,668.5

Marketable equity securities
Marketable equity securities, non-current	$1,001.1	$—	$(284.1)	$717.0
Total marketable equity securities	$1,001.1	$—	$(284.1)	$717.0

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

	As of June 30, 2023		As of December 31, 2022
(In millions)	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost
Due in one year or less	$3,460.5	$3,468.2	$1,473.5	$1,483.3
Due after one year through five years	1,192.9	1,202.9	694.4	703.7
Due after five years	15.1	15.7	11.3	12.1
Total marketable debt securities	$4,668.5	$4,686.8	$2,179.2	$2,199.1
The average maturity of our marketable debt securities classified as available-for-sale as of both June 30, 2023 and December 31, 2022, was approximately 8 months.
Proceeds from Marketable Debt Securities
The proceeds from maturities and sales of marketable debt securities and resulting realized gains and losses are summarized as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In millions)	2023	2022	2023	2022
Proceeds from maturities and sales	$1,275.5	$917.9	$1,682.2	$1,461.5
Realized gains	0.3	—	0.4	—
Realized losses	1.4	0.8	2.1	1.4
Realized losses for the three and six months ended June 30, 2023, primarily relate to sales of U.S. treasuries and corporate bonds. Realized losses for the three and six months ended June 30, 2022, primarily relate to sales of corporate bonds, agency mortgage-backed securities and other asset-backed securities.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
Strategic Investments
As of June 30, 2023 and December 31, 2022, our strategic investment portfolio was comprised of investments totaling $770.7 million and $846.0 million, respectively, which are included in investments and other assets in our condensed consolidated balance sheets.
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
The decrease in our strategic investment portfolio as of June 30, 2023, was primarily due to the sale of our remaining Ionis common stock during the second quarter of 2023.
For additional information on our strategic investments in Denali, Sangamo and Sage common stock, please read Note 19, Collaborative and Other Relationships, to our consolidated financial statements included in our 2022 Form 10-K.

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
Foreign currency forward contracts and foreign currency options in effect as of June 30, 2023 and December 31, 2022, had durations of 1 to 18 months and 1 to 12 months, respectively. These contracts have been designated as cash flow hedges and unrealized gains and losses on the portion of these foreign currency forward contracts and foreign currency options that are included in the effectiveness test are reported in AOCI. Realized gains and losses of such contracts and options are recognized in revenue when the sale of product in the currency being hedged is recognized and in operating expense when the expense in the currency being hedged is recorded. We recognize all cash flow hedge reclassifications from AOCI and fair value changes of excluded portions in the same line item in our condensed consolidated statements of income that have been impacted by the hedged item.
The notional amount of foreign currency forward contracts and foreign currency options that were entered into to hedge forecasted revenue and operating expense is summarized as follows:

	Notional Amount
(In millions)	As of June 30, 2023	As of December 31, 2022
Euro	$1,486.1	$1,495.5
British pound	84.5	162.8
Swiss franc	168.9	—
Canadian dollar	29.4	57.2
Total foreign currency forward contracts and options	$1,768.9	$1,715.5
The pre-tax portion of the fair value of these foreign currency forward contracts and foreign currency options that were included in AOCI in total equity is summarized as follows:

(In millions)	As of June 30, 2023	As of December 31, 2022
Unrealized gains	$8.3	$29.9
Unrealized (losses)	(30.2)	(21.3)
Net unrealized gains (losses)	$(21.9)	$8.6
We expect the net unrealized losses of approximately $21.9 million to be settled over the next 18 months, of which approximately $23.7 million of these net unrealized losses are expected to be settled over the next 12 months, with any amounts in AOCI to be reported as an adjustment to revenue or operating expense. We consider the impact of our and our counterparties’ credit risk on the fair value of the contracts as well as the ability of each party to execute

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
its contractual obligations. As of June 30, 2023 and December 31, 2022, credit risk did not materially change the fair value of our foreign currency forward contracts and forward currency options.
The following tables summarize the effect of foreign currency forward contracts and forward currency options designated as hedging instruments in our condensed consolidated statements of income:

For the Three Months Ended June 30,
Net Gains/(Losses) Reclassified from AOCI into Operating Income			Net Gains/(Losses) Recognized in Operating Income
Location	2023	2022	Location	2023	2022
Revenue	$2.4	$44.6	Revenue	$(1.0)	$(0.9)
Operating expense	1.4	(2.4)	Operating expense	(0.8)	(0.2)

For the Six Months Ended June 30,
Net Gains/(Losses) Reclassified from AOCI into Operating Income			Net Gains/(Losses) Recognized in Operating Income
Location	2023	2022	Location	2023	2022
Revenue	$20.0	$65.5	Revenue	$0.6	$(7.4)
Operating expense	0.9	(2.7)	Operating expense	(2.9)	(0.3)
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
The following tables summarize the effect of our net investment hedges in our condensed consolidated financial statements:

For the Three Months Ended June 30,
Net Gains/(Losses) Recognized in Other Comprehensive Income (Effective Portion)		Net Gains/(Losses) Recognized in Other Comprehensive Income (Amounts Excluded from Effectiveness Testing)		Net Gains/(Losses) Recognized in Net Income (Amounts Excluded from Effectiveness Testing)
Location	2022	Location	2022	Location	2022
Gains (losses) on net investment hedges(1)	$10.3	Gains (losses) on net investment hedges(1)	$0.1	Other (income) expense(1)	$(3.5)

For the Six Months Ended June 30,
Net Gains/(Losses) Recognized in Other Comprehensive Income (Effective Portion)		Net Gains/(Losses) Recognized in Other Comprehensive Income (Amounts Excluded from Effectiveness Testing)		Net Gains/(Losses) Recognized in Net Income (Amounts Excluded from Effectiveness Testing)
Location	2022	Location	2022	Location	2022
Gains (losses) on net investment hedges(1)	$20.4	Gains (losses) on net investment hedges(1)	$(3.2)	Other (income) expense(1)	$(4.6)

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
The aggregate notional amount of these outstanding foreign currency forward contracts was $1,233.5 million and $1,238.8 million as of June 30, 2023 and December 31, 2022, respectively. Net losses of $7.2 million and $5.4 million related to these contracts were recorded as a component of other (income) expense, net for the three and six months ended June 30, 2023, respectively, compared to net losses of $37.1 million and $49.3 million, respectively, in the prior year comparative periods.
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
The following table summarizes the fair value and presentation in our condensed consolidated balance sheets of our outstanding derivative instruments, including those designated as hedging instruments:

(In millions)	Balance Sheet Location	As of June 30, 2023	As of December 31, 2022
Cash Flow Hedging Instruments:
Asset derivative instruments	Other current assets	$7.8	$37.9
	Investments and other assets	1.3	—
Liability derivative instruments	Accrued expense and other	22.3	18.4

Other Derivative Instruments:
Asset derivative instruments	Other current assets	12.7	25.1
Liability derivative instruments	Accrued expense and other	6.8	7.6

Note 10:	Property, Plant and Equipment
Property, plant and equipment are recorded at historical cost, net of accumulated depreciation. Accumulated depreciation on property, plant and equipment was $2,282.1 million and $2,165.7 million as of June 30, 2023 and December 31, 2022, respectively. For the three and six months ended June 30, 2023, depreciation expense totaled $64.5 million and $126.6 million, respectively, compared to $67.2 million and $143.5 million, respectively, in the prior year comparative periods.
Solothurn, Switzerland Manufacturing Facility
In order to support our future growth and drug development pipeline, we are building a large-scale biologics manufacturing facility in Solothurn, Switzerland. Upon completion, this facility will include 393,000 square feet related to a large-scale biologics manufacturing facility, 290,000 square feet of warehouse, utilities and support space and 51,000 square feet of administrative space. As of June 30, 2023 and December 31, 2022, we had approximately $732.2 million and $711.1 million, respectively, capitalized as construction in progress related to this facility. In the second quarter of 2021 a portion of the facility (the first manufacturing suite) received a GMP multi-product license from the SWISSMEDIC and was placed into service. Solothurn has been approved for the manufacture of ADUHELM and LEQEMBI by the FDA. We estimate the second manufacturing suite will be operational by the end of 2023.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

Note 11:	Equity
Share Repurchases
In October 2020 our Board of Directors authorized our 2020 Share Repurchase Program, which is a program to repurchase up to $5.0 billion of our common stock. Our 2020 Share Repurchase Program does not have an expiration date. All share repurchases under our 2020 Share Repurchase Program will be retired. Under our 2020 Share Repurchase Program, we repurchased and retired approximately 2.4 million shares of our common stock at a cost of approximately $500.0 million during the three and six months ended June 30, 2022. There were no share repurchases of our common stock during the three and six months ended June 30, 2023. Approximately $2.1 billion remained available under our 2020 Share Repurchase Program as of June 30, 2023.
Accumulated Other Comprehensive Income (Loss)
The following tables summarize the changes in AOCI, net of tax by component:

	June 30, 2023
(In millions)	Unrealized Gains (Losses) on Securities Available for Sale, Net of Tax	Unrealized Gains (Losses) on Cash Flow Hedges, Net of Tax	Unrealized Gains (Losses) on Pension Benefit Obligation, Net of Tax	Currency Translation Adjustments	Total
Balance, December 31, 2022	$(15.7)	$15.1	$(1.1)	$(163.2)	$(164.9)
Other comprehensive income (loss) before reclassifications	(0.2)	(10.1)	0.7	18.7	9.1
Amounts reclassified from AOCI	1.4	(18.4)	—	—	(17.0)
Net current period other comprehensive income (loss)	1.2	(28.5)	0.7	18.7	(7.9)
Balance, June 30, 2023	$(14.5)	$(13.4)	$(0.4)	$(144.5)	$(172.8)

	June 30, 2022
(In millions)	Unrealized Gains (Losses) on Securities Available for Sale, Net of Tax	Unrealized Gains (Losses) on Cash Flow Hedges, Net of Tax	Gains (Losses) on Net Investment Hedges, Net of Tax(1)	Unrealized Gains (Losses) on Pension Benefit Obligation, Net of Tax	Currency Translation Adjustments	Total
Balance, December 31, 2021	$(2.2)	$53.8	$25.5	$(44.8)	$(139.0)	$(106.7)
Other comprehensive income (loss) before reclassifications	(19.1)	129.5	12.6	2.7	(94.9)	30.8
Amounts reclassified from AOCI	1.1	(56.4)	(38.1)	—	58.9	(34.5)
Net current period other comprehensive income (loss)	(18.0)	73.1	(25.5)	2.7	(36.0)	(3.7)
Balance, June 30, 2022	$(20.2)	$126.9	$—	$(42.1)	$(175.0)	$(110.4)

(1) Beginning in the second quarter of 2022 we no longer held net investment hedges as they were closed with the sale of our 49.9% equity interest in Samsung Bioepis in April 2022. For additional information on the sale of our equity interest in Samsung Bioepis, please read Note 2, Dispositions, to these condensed consolidated financial statements.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
The following table summarizes the amounts reclassified from AOCI:

(In millions)	Amounts Reclassified from AOCI				Income Statement Location
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Gains (losses) on securities available for sale	$(1.3)	$(0.8)	$(1.8)	$(1.4)	Other (income) expense
	0.3	0.2	0.4	0.3	Income tax (benefit) expense

Gains (losses) on cash flow hedges	2.4	44.6	20.0	65.5	Revenue
	1.4	(2.4)	0.9	(2.7)	Operating expense
	(0.1)	(0.1)	(0.2)	(0.2)	Other (income) expense
	(0.4)	(4.2)	(2.3)	(6.2)	Income tax (benefit) expense

Gains (losses) on net investment hedges(1)	—	39.2	—	38.1	Other (income) expense

Currency translation adjustments	—	(58.9)	—	(58.9)	Other (income) expense
Total reclassifications, net of tax	$2.3	$17.6	$17.0	$34.5

(1) Beginning in the second quarter of 2022 we no longer held net investment hedges as they were closed with the sale of our 49.9% equity interest in Samsung Bioepis in April 2022. For additional information on the sale of our equity interest in Samsung Bioepis, please read Note 2, Dispositions, to these condensed consolidated financial statements.

Note 12:	Earnings per Share
Basic and diluted shares outstanding used in our earnings per share calculation are calculated as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In millions)	2023	2022	2023	2022
Numerator:
Net income attributable to Biogen Inc.	$591.6	$1,058.0	$979.5	$1,361.8
Denominator:
Weighted average number of common shares outstanding	144.7	145.9	144.6	146.5
Effect of dilutive securities:
Time-vested restricted stock units	0.7	0.2	0.7	0.2
Performance stock units settled in stock	0.1	0.1	0.1	0.1
Dilutive potential common shares	0.8	0.3	0.8	0.3
Shares used in calculating diluted earnings per share	145.5	146.2	145.4	146.8
Amounts excluded from the calculation of net income per diluted share because their effects were anti-dilutive were insignificant.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

Note 13:	Share-based Payments
Share-based Compensation Expense
The following table summarizes share-based compensation expense included in our condensed consolidated statements of income:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In millions)	2023	2022	2023	2022
Research and development	$27.9	$22.4	$59.2	$48.1
Selling, general and administrative	48.4	36.7	98.5	82.8
Subtotal	76.3	59.1	157.7	130.9
Capitalized share-based compensation costs	(2.6)	(2.3)	(5.9)	(5.1)
Share-based compensation expense included in total cost and expense	73.7	56.8	151.8	125.8
Income tax effect	(13.3)	(10.2)	(28.0)	(23.0)
Share-based compensation expense included in net income attributable to Biogen Inc.	$60.4	$46.6	$123.8	$102.8
The following table summarizes share-based compensation expense associated with each of our share-based compensation programs:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In millions)	2023	2022	2023	2022
Market stock units	$1.3	$1.5	$3.5	$7.4
Time-vested restricted stock units	59.9	50.4	121.6	101.7
Performance stock units settled in stock	9.8	3.3	19.3	11.6
Performance stock units settled in cash	2.2	1.1	4.7	2.5
Employee stock purchase plan	2.1	2.8	6.8	7.7
Stock options(1)	1.0	—	1.8	—
Subtotal	76.3	59.1	157.7	130.9
Capitalized share-based compensation costs	(2.6)	(2.3)	(5.9)	(5.1)
Share-based compensation expense included in total cost and expense	$73.7	$56.8	$151.8	$125.8

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
Inflation Reduction Act
In August 2022 the IRA was signed into law in the U.S. The IRA introduced new tax provisions, including a 15.0% corporate alternative minimum tax and a 1.0% excise tax on stock repurchases. The provisions of the IRA are effective for periods after December 31, 2022. The IRA did not result in any material adjustments to our income tax provision or other income tax balances as of June 30, 2023 and December 31, 2022. We expect additional guidance and regulations to be issued in future periods and will continue to assess its potential impact on our business and results of operations as further information becomes available.
Tax Rate
A reconciliation between the U.S. federal statutory tax rate and our effective tax rate is summarized as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Statutory rate	21.0%	21.0%	21.0%	21.0%
State taxes	1.2	0.6	1.2	0.4
Taxes on foreign earnings	(4.7)	(3.8)	(5.0)	(5.3)
Tax credits	(2.0)	(1.4)	(3.7)	(1.6)
Purchased intangible assets	0.3	0.1	0.3	0.2
GILTI	0.2	0.2	0.3	0.2
Sale of Samsung Bioepis	—	(3.7)	—	(2.9)
Litigation settlement agreement	—	8.5	—	6.7
Neurimmune tax impacts	—	—	—	5.2
International reorganization	—	(4.0)	—	(3.1)
Other	0.2	(0.4)	0.3	0.4
Effective tax rate	16.2%	17.1%	14.4%	21.2%
Changes in Tax Rate
For the three and six months ended June 30, 2023, compared to the same periods in 2022, the decreases in our effective tax rates were primarily due to the combined net unfavorable tax rate impacts during the second quarter of 2022 related to a litigation settlement agreement, the sale of our equity interest in Samsung Bioepis, the non-cash tax effects of changes in the value of our equity investments and an international reorganization to align with global tax developments.
The decrease in our effective tax rate for the six months ended June 30, 2023, also reflects the resolution of an uncertain tax matter during the first quarter of 2023 related to tax credits as well as the impact of the Neurimmune valuation allowance recorded in the first quarter of 2022, as discussed below.
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

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
Accounting for Uncertainty in Income Taxes
We and our subsidiaries are routinely examined by various taxing authorities. We file income tax returns in various U.S. states and in U.S. federal and other foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal tax examination for years before 2019 or state, local or non-U.S. income tax examinations for years before 2013.
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
We estimate that it is reasonably possible that our gross unrecognized tax benefits, exclusive of interest, could decrease by up to approximately $470.0 million, including approximately $460.0 million related to the unrecognized tax benefits related to Neurimmune's tax basis in ADUHELM, as discussed above, in the next 12 months as a result of various audit closures, settlements and expiration of the statute of limitations. Any changes to our gross unrecognized tax benefits related to Neurimmune's tax basis in ADUHELM would result in a zero net impact to net income attributable to Biogen, Inc., as we have recorded a full valuation allowance against the relevant deferred tax assets.

Note 15:	Other Consolidated Financial Statement Detail
Other (Income) Expense, Net
Components of other (income) expense, net, are summarized as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In millions)	2023	2022	2023	2022
Gain on sale of equity interest in Samsung Bioepis(1)	$—	$(1,505.4)	$—	$(1,505.4)
Litigation settlement agreement	—	900.0	—	900.0
Interest income	(75.9)	(12.6)	(156.8)	(15.5)
Interest expense	49.1	65.8	111.6	131.9
(Gains) losses on investments, net	(105.4)	78.2	(27.7)	269.3
Foreign exchange (gains) losses, net	8.7	19.2	19.4	27.5
Other, net	2.3	26.2	1.7	26.9
Total other (income) expense, net	$(121.2)	$(428.6)	$(51.8)	$(165.3)

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
The following table summarizes our (gains) losses on investments, net that relate to our equity securities held during the following periods:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In millions)	2023	2022	2023	2022
Net (gains) losses recognized on equity securities	$(106.5)	$77.2	$(28.4)	$267.9
Less: Net (gains) losses realized on equity securities	(0.7)	0.7	0.9	0.5
Net unrealized (gains) losses recognized on equity securities	$(105.8)	$76.5	$(29.3)	$267.4
The net unrealized gains recognized during the three months ended June 30, 2023, primarily reflect an increase in the aggregate fair value of our investments in Denali and Sage common stock of approximately $117.7 million, partially offset by a decrease in the fair value of Sangamo common stock of approximately $10.9 million.
The net unrealized losses recognized during the three months ended June 30, 2022, primarily reflect a decrease in the aggregate fair value of our investments in Sangamo, Denali and Ionis common stock of approximately $75.3 million, partially offset by an increase in the fair value of Sage common stock of approximately $3.4 million.
The net unrealized gains recognized during the six months ended June 30, 2023, primarily reflect an increase in the aggregate fair value of our investments in Denali and Sage common stock of approximately $78.0 million, partially offset by a decrease in the fair value of Sangamo and Ionis common stock of approximately $47.4 million.
The net unrealized losses recognized during the six months ended June 30, 2022, primarily reflect a decrease in the aggregate fair value of our investments in Denali, Sangamo and Sage common stock of approximately $277.1 million, partially offset by an increase in the fair value of Ionis common stock of approximately $19.0 million.
Accrued Expense and Other
Accrued expense and other consists of the following:

(In millions)	As of June 30, 2023	As of December 31, 2022
Revenue-related reserves for discounts and allowances	$964.7	$891.6
Employee compensation and benefits	253.3	395.6
Collaboration expense	332.5	277.9
Royalties and licensing fees	205.0	209.4
Other	725.6	746.9
Total accrued expense and other	$2,481.1	$2,521.4
Other Long-term Liabilities
Other long-term liabilities were $776.9 million and $944.2 million as of June 30, 2023 and December 31, 2022, respectively, and included accrued income taxes totaling $383.3 million and $541.7 million, respectively.

Note 16:	Collaborative and Other Relationships
Genentech, Inc. (Roche Group)
We have certain business and financial rights with respect to RITUXAN for the treatment of non-Hodgkin's lymphoma, CLL and other conditions; RITUXAN HYCELA for the treatment of non-Hodgkin's lymphoma and CLL; GAZYVA for the treatment of CLL and follicular lymphoma; OCREVUS for the treatment of PPMS and RMS; LUNSUMIO (mosunetuzumab), for the treatment of relapsed or refractory follicular lymphoma, which was granted accelerated

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
approval in the U.S. during the fourth quarter of 2022; COLUMVI (glofitamab), a bispecific antibody for the treatment of non-Hodgkin's lymphoma, which was granted accelerated approval by the FDA during the second quarter of 2023; and have the option to add other potential anti-CD20 therapies, pursuant to our collaboration arrangements with Genentech, a wholly-owned member of the Roche Group. For purposes of this footnote, we refer to RITUXAN and RITUXAN HYCELA collectively as RITUXAN.
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

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
COLUMVI (glofitamab)
In December 2022 we entered into an agreement with Genentech related to the commercialization and sharing of economics for COLUMVI, a bispecific antibody for the treatment of B-cell non-Hodgkin's lymphoma, which was subsequently granted accelerated approval by the FDA in June 2023. Under the terms of this agreement, we will have no payment obligations. Genentech will have sole decision-making rights on the commercialization of COLUMVI within the U.S. and we will receive tiered royalties in the mid-single digit range on net sales of COLUMVI in the U.S. The commercialization of COLUMVI does not impact the percentage of the co-promotion profits we receive for RITUXAN, LUNSUMIO or GAZYVA.
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
Second Threshold Date means the later of (i) the first date the gross sales in any calendar year in which U.S. gross sales of LUNSUMIO reach $350.0 million or (ii) January 1 of the calendar year following the calendar year in which the First Threshold Date occurs.
In March 2023 the First Threshold Date was achieved. As a result, beginning in April 2023 the pre-tax profit share for RITUXAN and LUNSUMIO was 35.0%.
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
In March 2023 the Second GAZYVA Threshold Date was achieved. As a result, beginning in April 2023 the pre-tax profit share for GAZYVA was 35.0%.
Eisai Co., Ltd.
During the first quarter of 2023 we accrued a $31.0 million payable to Eisai related to the termination of an agreement whereby Eisai co-promoted or distributed our MS products in certain Asia-Pacific markets and settings. This termination fee is included in selling, general and administrative expense in our condensed consolidated statements of income for the six months ended June 30, 2023.
LEQEMBI (lecanemab) Collaboration
We have a collaboration agreement with Eisai to jointly develop and commercialize LEQEMBI (lecanemab), an anti-amyloid antibody for the treatment of Alzheimer's disease (the LEQEMBI Collaboration).

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
Eisai serves as the lead of LEQEMBI development and regulatory submissions globally with both companies co-commercializing and co-promoting the product, and Eisai having final decision-making authority. All costs, including research, development, sales and marketing expense, are shared equally between us and Eisai. We and Eisai co-promote LEQEMBI and share profits and losses equally. We currently manufacture LEQEMBI drug substance and drug product and in March 2022 we extended our supply agreement with Eisai related to LEQEMBI from five years to ten years for the manufacture of LEQEMBI drug substance.
In July 2023 the FDA granted traditional approval of LEQEMBI. Prior to receiving traditional approval, LEQEMBI had been granted accelerated approval by the FDA in January 2023, at which time it became commercially available in the U.S. Upon commercialization, we began recognizing commercial profits and losses related to the LEQEMBI Collaboration Agreement on a net basis. As we are not the principal on sales transactions related to LEQEMBI, our 50.0% share of profits are recorded on a net basis in revenue from LEQEMBI Collaboration, which is a separate component of revenue within our condensed consolidated statements of income.
For the three and six months ended June 30, 2023, we recognized reductions to revenue of approximately $20.7 million and $39.6 million, respectively, reflecting our net profit-share of the LEQEMBI Collaboration results in the U.S. This amount is included in revenue from LEQEMBI Collaboration within our condensed consolidated statements of income.
During the first quarter of 2023, upon commercialization of LEQEMBI, we began recognizing our portion of the profit share in revenue from LEQEMBI Collaboration within our condensed consolidated income statements. Our share of LEQEMBI development expense will continue to be recorded within research and development expense and, until commercial approval on a region by region basis, non-U.S. selling and marketing expense will continue to be recorded in selling, general and administrative expense within our condensed consolidated statements of income. A summary of development and sales and marketing expense related to the LEQEMBI Collaboration is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In millions)	2023	2022	2023	2022
Total development expense incurred by the collaboration related to the advancement of LEQEMBI	$86.2	$78.6	$194.1	$155.6
Biogen's share of the LEQEMBI Collaboration development expense reflected in research and development expense in our condensed consolidated statements of income	43.0	39.3	97.0	77.8
Total sales and marketing expense incurred by the LEQEMBI Collaboration prior to commercialization(1)	17.1	23.4	27.6	39.3
Biogen's share of the LEQEMBI Collaboration sales and marketing expense prior to commercialization reflected in selling, general and administrative expense in our condensed consolidated statements of income(1)	8.5	11.7	13.8	19.7

(1) Beginning in the first quarter of 2023 reimbursement to Eisai for our portion of the profit share is recognized in revenue from LEQEMBI Collaboration within our condensed consolidated statements of income.
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

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
A summary of development expense and sales and marketing expense related to our initial ADUHELM Collaboration Agreement is as follows:

	For the Three Months Ended June 30,	For the Six Months Ended June 30,
(In millions)	2022	2022
Total ADUHELM Collaboration development expense	$37.2	$81.4
Biogen's share of ADUHELM Collaboration development expense reflected in research and development expense in our condensed consolidated statements of income	20.5	44.8
Total sales and marketing expense incurred by the ADUHELM Collaboration Agreement	40.8	135.8
Biogen's share of ADUHELM Collaboration sales and marketing expense reflected in selling, general and administrative expense and collaboration profit sharing/(loss reimbursement) in our condensed consolidated statements of income	21.1	72.0
ADUHELM Co-promotion Profits and Losses
Under our initial ADUHELM Collaboration Agreement, we recognized revenue on sales of ADUHELM in the U.S. to third parties as a component of product revenue in our condensed consolidated statements of income. We also recorded the related cost of revenue and sales and marketing expense in our condensed consolidated statements of income as these costs were incurred. Payments made to and received from Eisai for its 45.0% share of the co-promotion profits or losses in the U.S. were recognized in collaboration profit sharing/(loss reimbursement) in our condensed consolidated statements of income. For the three and six months ended June 30, 2022, we recognized net reductions to our operating expense of approximately $28.9 million and $210.6 million, respectively, to reflect Eisai's 45.0% share of net collaboration losses in the U.S.
During the first quarter of 2022, as a result of the final NCD, we recorded approximately $275.0 million of charges associated with the write-off of inventory and purchase commitments in excess of forecasted demand related to ADUHELM, as well as approximately $45.0 million of gross idle capacity charges, which were recognized in cost of sales within our condensed consolidated statements of income for the six months ended June 30, 2022. We recognized approximately $160.0 million related to Eisai's 45.0% share of these charges in collaboration profit sharing/(loss reimbursement) within our condensed consolidated statements of income for the six months ended June 30, 2022.
Amounts receivable from Eisai related to the agreements discussed above were approximately $23.5 million and $88.0 million as of June 30, 2023 and December 31, 2022, respectively. Amounts payable to Eisai related to the agreements discussed above were $99.3 million and $81.2 million as of June 30, 2023 and December 31, 2022, respectively.
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
A summary of development expense related to the UCB collaboration agreement is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In millions)	2023	2022	2023	2022
Total UCB collaboration development expense	$14.3	$15.6	$32.6	$33.2
Biogen's share of UCB collaboration development expense reflected in research and development expense in our condensed consolidated statements of income	7.1	7.8	16.3	16.6

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
Sage Therapeutics, Inc.
In November 2020 we entered into a global collaboration and license agreement with Sage to jointly develop and commercialize zuranolone for the potential treatment of MDD and PPD and BIIB124 (SAGE-324) for the potential treatment of essential tremor with potential in other neurological conditions such as epilepsy.
Under this collaboration, both companies will share equal responsibility and costs for development as well as profits and losses for commercialization in the U.S. Outside of the U.S., we are responsible for development and commercialization, excluding Japan, Taiwan and South Korea, with respect to zuranolone and may pay Sage potential tiered royalties in the high teens to low twenties. We may pay Sage milestones totaling $225.0 million upon the first commercial sale of zuranolone in the U.S.
A summary of development and sales and marketing expense related to the Sage collaboration is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In millions)	2023	2022	2023	2022
Total Sage collaboration development expense	$52.1	$50.8	$86.9	$89.5
Biogen's share of Sage collaboration development expense reflected in research and development expense in our condensed consolidated statements of income	26.1	25.3	43.5	44.7
Total sales and marketing expense incurred by the Sage collaboration	60.1	23.0	98.3	41.4
Biogen's share of Sage collaboration sales and marketing expense reflected in selling, general and administrative expense in our condensed consolidated statements of income	30.0	11.5	49.1	20.7
Denali Therapeutics Inc.
In August 2020 we entered into a collaboration and license agreement with Denali to co-develop and co-commercialize Denali's small molecule inhibitors of LRRK2 for Parkinson's disease and also entered into a separate agreement to obtain an exclusive option to license two preclinical programs from Denali's Transport Vehicle platform, including its ATV-enabled anti-amyloid beta program and a second program utilizing its Transport Vehicle technology.
In April 2023 we exercised our option with Denali to license the ATV-enabled anti-amyloid beta program. In connection with this exercise, we assumed responsibility for all development and commercial activities and associated expenses related to this program. In addition, we made a one-time option exercise payment to Denali and, should certain milestones be achieved, may pay Denali additional development and commercial milestone payments and royalties based on future net sales.
Under the LRRK2 collaboration, both companies share responsibility and costs for global development based on specified percentages as well as profits and losses for commercialization in the U.S. and China. Outside the U.S. and China we are responsible for commercialization and may pay Denali potential tiered royalties.
A summary of development expense related to the Denali collaboration is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In millions)	2023	2022	2023	2022
Total Denali collaboration development expense	$22.1	$23.2	$38.7	$38.1
Biogen's share of Denali collaboration development expense reflected in research and development expense in our condensed consolidated statements of income	13.2	13.2	23.2	22.1
Other Research and Discovery Arrangements
These arrangements may include the potential for future milestone payments based on the achievement of certain clinical and commercial development payable over a period of several years.
Other
For the three and six months ended June 30, 2023, we recorded $2.6 million and $2.8 million, respectively, as research and development expense in our condensed consolidated statements of income related to other research and discovery related arrangements, compared to $18.0 million and $37.5 million, respectively, in the prior year comparative periods.

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
We share 50.0% of the profit or loss related to our commercial agreement with Samsung Bioepis, which is recognized in collaboration profit sharing/(loss reimbursement) in our condensed consolidated statements of income. For the three and six months ended June 30, 2023, we recognized net profit-sharing expense of $56.9 million and $114.0 million, respectively, to reflect Samsung Bioepis' 50.0% sharing of the net collaboration profits, compared to a net profit-sharing expense of $58.3 million and $122.7 million, respectively, in the prior year comparative periods.
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
Amounts receivable from Samsung Bioepis related to the agreements discussed above were $7.0 million and $2.0 million as of June 30, 2023 and December 31, 2022, respectively. Amounts payable to Samsung Bioepis related to the agreements discussed above were $162.8 million and $40.5 million as of June 30, 2023 and December 31, 2022, respectively.
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
As of June 30, 2023 and December 31, 2022, the carrying value of our investments in certain biotechnology companies representing potential unconsolidated variable interest entities totaled $25.2 million and $27.8 million, respectively. Our maximum exposure to loss related to these variable interest entities is limited to the carrying value of our investments.
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

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
Loss Contingencies
ADUHELM Securities Litigation
In March 2023 the United States District Court for the District of Massachusetts (the District Court) dismissed the previously disclosed shareholder action related to ADUHELM that had been filed in February 2022 against us and certain current and former officers. In May 2023 the plaintiff filed a motion to alter the judgment and amend the complaint, which is pending. The second previously disclosed shareholder action related to ADUHELM, filed in November 2022 and dismissed by the District Court in September 2021, remains on appeal to the U.S. Court of Appeals for the First Circuit. Both actions alleged violations of federal securities laws under 15 U.S.C §78j(b) and §78t(a) and 17 C.F.R. §240.10b-5.
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
In July 2019 Gedeon Richter Nyrt (Gedeon Richter) filed a claim for damages and injunctive relief against Biogen GmbH in the Düsseldorf Regional Court alleging infringement of the German counterpart of European Patent No. 3 212 667 (the EP '667 Patent, expiring in October 2035), and in November 2020 Gedeon Richter filed a claim for damages and injunctive relief against Biogen GmbH in the Düsseldorf Regional Court alleging infringement of a German utility model corresponding to the EP '667 Patent (expiring in October 2025). In July 2023 we and Gedeon Richter entered an agreement resolving the claims.
Litigation with Former Convergence Shareholders
In 2015 Biogen acquired Convergence, a U.K. company. In 2019 Shareholder Representative Services LLC, on behalf of the former shareholders of Convergence, asserted claims of $200.0 million for alleged breaches of the contract pursuant to which we acquired Convergence. In June 2023 Shareholder Representative Services LLC and 24 former shareholders filed suit against us in the High Court of Justice of England and Wales on one of the previously asserted claims, seeking payment of $49.9 million, interest and costs. No trial date has been set.
ERISA Class Action Litigation
In September 2020 the U.S. District Court for the District of Massachusetts consolidated two cases filed against us in July and August 2020 by participants in the Biogen 401(k) Savings Plan, alleging breach of fiduciary duty under ERISA and seeking a declaration of the action as a class action and monetary and other relief. In June 2023 the parties reached a settlement in principle, subject to approval of the settlement by the court.
Humana Patient Assistance Litigation
In March 2023 the District Court for the District of Massachusetts dismissed the previously disclosed action filed against us by Humana in September 2020. Humana had alleged damages related to our providing MS patients with free medications and making charitable contributions to non-profit organizations that assist MS patients and had alleged violations of the federal RICO Act and state laws. In April 2023 Humana filed a motion to alter the judgment and amend the complaint, which is pending.

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
Annulment Proceedings in the General Court of the European Union relating to TECFIDERA
In November 2020 Mylan Ireland filed an action in the General Court of the European Union (the General Court) to annul the EMA's decision not to validate its applications to market generic versions of TECFIDERA on the grounds that TECFIDERA benefits from regulatory data protection. No trial date has been set.
Hatch-Waxman Act Litigation relating to VUMERITY Orange-Book Listed Patents
In July 2023 Biogen and Alkermes Pharma Ireland Limited filed patent infringement proceedings relating to VUMERITY Orange-Book listed patents (U.S. Patent Nos. 8,669,281, 9,090,558 and 10,080,733) pursuant to the Drug Price Competition and Patent Term Restoration Act of 1984 (the Hatch-Waxman Act) in the U.S. District Court for the District of Delaware against Zydus Worldwide DMCC. No trial date has been set.
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
Our marketed products include TECFIDERA, VUMERITY, AVONEX, PLEGRIDY, TYSABRI and FAMPYRA for the treatment of MS; SPINRAZA for the treatment of SMA; QALSODY for ALS, which was granted accelerated approval by the FDA during the second quarter of 2023; ADUHELM for the treatment of Alzheimer's disease; and FUMADERM for the treatment of severe plaque psoriasis. We also collaborate with Eisai on the commercialization of LEQEMBI for the treatment of Alzheimer's disease, which was granted traditional approval by the FDA in July 2023. We have certain business and financial rights with respect to RITUXAN for the treatment of non-Hodgkin's lymphoma, CLL and other conditions; RITUXAN HYCELA for the treatment of non-Hodgkin's lymphoma and CLL; GAZYVA for the treatment of CLL and follicular lymphoma; OCREVUS for the treatment of PPMS and RMS; LUNSUMIO for the treatment of relapsed or refractory follicular lymphoma, which was granted accelerated approval by the FDA during the fourth quarter of 2022; COLUMVI, a bispecific antibody for the treatment of non-Hodgkin's lymphoma, which was granted accelerated approval by the FDA during the second quarter of 2023; and have the option to add other potential anti-CD20 therapies, pursuant to our collaboration arrangements with Genentech, a wholly-owned member of the Roche Group. For additional information on our collaboration arrangements with Genentech, please read Note 19, Collaborative and Other Relationships, to our audited consolidated financial statements included in our 2022 Form 10-K.
In addition to continuing to invest in new potential innovation in MS and SMA we are advancing our mid-to-late stage programs including zuranolone for MDD and PPD, BIIB080 for Alzheimer's disease and both litifilimab and dapirolizumab pegol for certain forms of lupus.
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
We seek to ensure an uninterrupted supply of medicines to patients around the world. To that end, we continually review our manufacturing capacity, capabilities, processes and facilities. In order to support our future growth and drug development pipeline, we are expanding our large molecule production capacity by building a large-scale biologics manufacturing facility in Solothurn, Switzerland. In the second quarter of 2021 a portion of the facility (the first manufacturing suite) received a GMP multi-product license from the SWISSMEDIC and was placed into service. Solothurn has been approved for the manufacture of ADUHELM and LEQEMBI by the FDA. We estimate the second manufacturing suite will be operational by the end of 2023. We believe that the Solothurn facility will support our anticipated near to mid-term needs for the manufacturing of biologic assets, including the commercial launch of LEQEMBI. The plant represents a significant increase in our overall manufacturing capacity and is not yet being fully utilized, resulting in our recording of excess capacity charges. If we are unable to fully utilize our manufacturing facilities, we will incur additional excess capacity charges which would have a negative effect on our financial condition and results of operations.

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
In March 2023 the CJEU decided in favor of Biogen, the EMA and the EC in their appeal of a European General Court decision that had annulled the EMA's refusal to evaluate a generic version of TECFIDERA because of TECFIDERA's regulatory data and marketing protection. The CJEU set aside the General Court's judgment and dismissed the generic's action. On the basis of this favorable decision and the EC determination in May 2023 that TECFIDERA is entitled to an additional year of market protection for its pediatric indication, we believe that TECFIDERA is entitled to regulatory marketing protection in the E.U. until at least February 2, 2025, and are seeking to enforce this protection. As of June 30, 2023, some of the TECFIDERA generics have not yet fully exited some of the E.U. markets and some generic products remain in the channel. We expect removal of generics from the market will take additional time. We are closely monitoring this situation and working to enforce our legal right to market protection. In addition, we will continue to enforce our EP 2 653 873 patent related to TECFIDERA, which expires in 2028.
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
The impact of the conflict on our operations and financial performance remains uncertain and will depend on future developments, including the severity and duration of the conflict, its impact on regional and global economic conditions and whether the conflict spreads or has effects on countries outside Ukraine and Russia. Revenue generated from sales in these regions represented less than 2.0% of total product revenue for the three and six months ended June 30, 2023 and the year ended December 31, 2022.
We will continue to monitor the ongoing conflict between Russia and Ukraine and assess any potential impacts on our business, supply chain, partners or customers, as well as any factors that could have an adverse effect on our results of operations.
COVID-19
The length of time and full extent to which the COVID-19 pandemic directly or indirectly impacts our business, results of operations and financial condition, including sales, expense, reserves and allowances, the supply chain, manufacturing, clinical trials, research and development costs and employee-related costs, depends on future developments that are highly uncertain, subject to change and are difficult to predict, including the economic impact on local, regional, national and international customers and markets.
For additional information on the various risks posed by the COVID-19 pandemic and the conflict in Ukraine, please read Item 1A. Risk Factors included in this report.

INFLATION REDUCTION ACT OF 2022
In August 2022 the IRA was signed into law in the U.S. The IRA introduced new tax provisions, including a 15.0% corporate alternative minimum tax and a 1.0% excise tax on stock repurchases. The provisions of the IRA are effective for periods after December 31, 2022. The IRA did not result in any material adjustments to our income tax provision or other income tax balances as of June 30, 2023 and December 31, 2022. We expect additional guidance and regulations to be issued in future periods and will continue to assess its potential impact on our business and results of operations as further information becomes available.
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

FINANCIAL HIGHLIGHTS
As described below under Results of Operations, our net income and diluted earnings per share attributable to Biogen Inc. for the three months ended June 30, 2023, compared to the three months ended June 30, 2022, reflects the following:

TOTAL REVENUE
Decreased
$133.1 million or 5.1%

DILUTED EARNINGS PER SHARE
Decreased
$3.17 or 43.8%

PRODUCT REVENUE
Decreased
$209.1 million or 10.2%

•MS revenue decreased $217.3 million, or 15.2%
•SMA revenue increased $6.0 million, or 1.4%
•The decrease in MS product revenue was primarily due to a decrease in TECFIDERA demand as a result of multiple TECFIDERA generic entrants in North America, Brazil and certain E.U. countries and a decrease in Interferon demand due to competition as patients transition to higher efficacy therapies.
•The increase in SMA revenue was primarily due to an increase in U.S. SPINRAZA revenue driven by higher sales volumes resulting from patient growth and an increase in pricing.

TOTAL COST AND EXPENSE
Increased
$428.3 million or 32.5%

•Cost of sales increased $108.7 million, or 22.5%
•R&D expense increased $55.6 million, or 10.5%
•Decrease in other income of $307.4 million
•The increase in cost of sales was primarily due to higher cost of sales associated with contract manufacturing revenue driven by increased production.
•The increase in research and development expense was partly due to increased spend on clinical trials and close out costs incurred during the second quarter of 2023 of approximately $20.1 million.
•The unfavorable change in other (income) expense, net was primarily due to a pre-tax gain recorded during the second quarter of 2022 of approximately $1.5 billion related to the sale of our 49.9% equity interest in Samsung Bioepis, partially offset by a pre-tax charge recorded during the second quarter of 2022 of approximately $900.0 million, related to a litigation settlement agreement.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
•We generated $942.3 million of net cash flow from operations for the six months ended June 30, 2023.
•Cash, cash equivalents and marketable securities totaled approximately $7.3 billion as of June 30, 2023.
•There were no share repurchases of our common stock during the second quarter of 2023 under our 2020 Share Repurchase Program. Approximately $2.1 billion remained available under our 2020 Share Repurchase Program as of June 30, 2023.

RECENT DEVELOPMENTS
DEVELOPMENTS IN KEY COLLABORATIVE RELATIONSHIPS
LEQEMBI (lecanemab)
United States
In July 2023 the FDA granted traditional approval of LEQEMBI, an anti-amyloid antibody for the treatment of Alzheimer's disease, which was previously granted accelerated approval by the FDA in January 2023. Following the FDA's traditional approval of LEQEMBI, CMS confirmed broader coverage of LEQEMBI.
Additionally, in March 2023 Eisai announced that the U.S. Veteran's Health Administration will be providing coverage of LEQEMBI to veterans living with early stages of Alzheimer's disease.
Rest of World
Key developments related to lecanemab in rest of world markets during 2023 consisted of the following:
•In January 2023 the EMA accepted for review the MAA for lecanemab and Eisai completed the submission of a MAA to the PMDA in Japan for lecanemab, which was granted Priority Review by the Japanese Ministry of Health, Labor and Welfare.
•In February 2023 the BLA for lecanemab was granted Priority Review by the NMPA of China.
•In May 2023 we and Eisai announced the submission of a MAA for lecanemab to the UK MHRA in Great Britain, which has been designated by the MHRA for the Innovative Licensing and Access Pathway. Additionally, in May 2023 Health Canada accepted for review the NDS for lecanemab.
•In June 2023 we and Eisai announced the submission of a MAA for lecanemab to the Ministry of Food and Drug Safety in South Korea.
Zuranolone
In February 2023 the FDA accepted the NDA and granted Priority Review for zuranolone.
OTHER KEY DEVELOPMENTS
FIT FOR GROWTH
In July 2023 we announced a new Fit for Growth program which is expected to generate approximately $1.0 billion in gross operating expense savings, of which approximately $300.0 million will be reinvested into product launches and research and development programs, resulting in approximately $700.0 million in net operating expense savings by 2025. The Fit for Growth program is currently estimated to include net headcount reduction of approximately 1,000.
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
COLUMVI (glofitamab)
In June 2023 the FDA approved COLUMVI for the treatment of adult patients with B-cell non-Hodgkin's lymphoma. This indication is approved under accelerated approval based on response rate and durability of response in the Phase 1/2 study. Continued approval for this indication may be contingent upon verification and description of clinical benefit in confirmatory trial.
TECFIDERA
In March 2023 the CJEU decided in favor of Biogen, the EMA and the EC in their appeal of a European General Court decision that had annulled the EMA's refusal to evaluate a generic version of TECFIDERA because of TECFIDERA's regulatory data and marketing protection. The CJEU set aside the General Court's judgment and dismissed the generic's action. On the basis of this favorable decision and the EC determination in May 2023 that TECFIDERA is entitled to an additional year of market protection for its pediatric indication, we believe that TECFIDERA is entitled to regulatory marketing protection in the E.U. until at least February 2, 2025, and are seeking to enforce this protection. As of June 30, 2023, some of the TECFIDERA generics have not yet fully exited some of the E.U. markets and some generic products remain in the channel. We expect removal of generics from the market will take additional time. We are closely monitoring this situation and working to enforce our legal right to market protection. In addition, we will continue to enforce our EP 2 653 873 patent related to TECFIDERA, which expires in 2028.
DENALI COLLABORATION
In June 2023 we and Denali announced plans to terminate the Phase 3 LIGHTHOUSE study for BIIB122, a small molecule inhibitor of LRRK2 in Parkinson's disease. The protocol for the Phase 2b LUMA study for BIIB122 in patients with early-stage Parkinson’s disease will be amended to now include eligible patients with a LRRK2 genetic mutation in addition to continuing to enroll eligible patients with early-stage idiopathic Parkinson’s disease.
BIIB093
In April 2023 we announced that we will be terminating the development of BIIB093 (glibenclamide IV), currently in a Phase 3 study for large hemispheric infarction and a Phase 2 study for brain contusion, due to operational challenges and other strategic considerations. In connection with this termination, we recorded close-out costs of approximately $13.2 million in research and development within our condensed consolidated statements of income for the three and six months ended June 30, 2023.
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
Revenue is summarized as follows:

	For the Three Months Ended June 30,
(In millions, except percentages)	2023		2022		$ Change	% Change
Product revenue:
United States	$801.0	32.6%	$894.1	34.5%	$(93.1)	(10.4)%
Rest of world	1,044.8	42.5	1,160.8	44.8	(116.0)	(10.0)
Total product revenue	1,845.8	75.1	2,054.9	79.3	(209.1)	(10.2)
Revenue from LEQEMBI Collaboration	(20.7)	(0.8)	—	—	(20.7)	nm
Revenue from anti-CD20 therapeutic programs	433.4	17.7	436.3	16.9	(2.9)	(0.7)
Contract manufacturing, royalty and other revenue	197.5	8.0	97.9	3.8	99.6	101.7
Total revenue	$2,456.0	100.0%	$2,589.1	100.0%	$(133.1)	(5.1)%

	For the Six Months Ended June 30,
(In millions, except percentages)	2023		2022		$ Change	% Change
Product revenue:
United States	$1,502.4	30.6%	$1,769.3	34.6%	$(266.9)	(15.1)%
Rest of world	2,106.7	42.8	2,351.9	45.9	(245.2)	(10.4)
Total product revenue	3,609.1	73.4	4,121.2	80.5	(512.1)	(12.4)
Revenue from LEQEMBI Collaboration	(39.6)	(0.8)	—	—	(39.6)	nm
Revenue from anti-CD20 therapeutic programs	832.9	16.9	835.7	16.3	(2.8)	(0.3)
Contract manufacturing, royalty and other revenue	516.6	10.5	164.0	3.2	352.6	215.0
Total revenue	$4,919.0	100.0%	$5,120.9	100.0%	$(201.9)	(3.9)%

nm Not meaningful

PRODUCT REVENUE
Product revenue is summarized as follows:

	For the Three Months Ended June 30,
	2023				2022
(In millions)	United States	Rest of World	Total	% Total	United States	Rest of World	Total	% Total	$ Change	% Change
Multiple Sclerosis	$636.7	$572.6	$1,209.3	65.5%	$753.7	$672.9	$1,426.6	69.4%	$(217.3)	(15.2)%
Spinal Muscular Atrophy	155.8	281.3	437.1	23.7	139.8	291.3	431.1	21.0	6.0	1.4
Biosimilars	7.0	188.1	195.1	10.6	0.5	193.9	194.4	9.5	0.7	0.4
Other(1)	1.5	2.8	4.3	0.2	0.1	2.7	2.8	0.1	1.5	53.6
Total product revenue	$801.0	$1,044.8	$1,845.8	100.0%	$894.1	$1,160.8	$2,054.9	100.0%	$(209.1)	(10.2)%

	For the Six Months Ended June 30,
	2023				2022
(In millions)	United States	Rest of World	Total	% Total	United States	Rest of World	Total	% Total	$ Change	% Change
Multiple Sclerosis	$1,182.8	$1,151.7	$2,334.5	64.7%	$1,462.8	$1,358.3	$2,821.1	68.5%	$(486.6)	(17.2)%
Spinal Muscular Atrophy	302.5	577.9	880.4	24.4	303.1	600.5	903.6	21.9	(23.2)	(2.6)
Biosimilars	15.2	372.3	387.5	10.7	0.5	388.2	388.7	9.4	(1.2)	(0.3)
Other(1)	1.9	4.8	6.7	0.2	2.9	4.9	7.8	0.2	(1.1)	(14.1)
Total product revenue	$1,502.4	$2,106.7	$3,609.1	100.0%	$1,769.3	$2,351.9	$4,121.2	100.0%	$(512.1)	(12.4)%

(1) Other includes FUMADERM, ADUHELM and QALSODY, which became commercially available in the U.S. during the second quarter of 2023.

MULTIPLE SCLEROSIS
•Global TECFIDERA revenue decreased $143.7 million, from $397.9 million in 2022 to $254.2 million in 2023, or 36.1%, driven by a decrease in TECFIDERA demand as a result of multiple TECFIDERA generic entrants in North America, Brazil and certain E.U. countries.
•Global Interferon revenue decreased $47.8 million, from $350.2 million in 2022 to $302.4 million in 2023, or 13.6%, driven by a decrease in sales volumes as patients transition to higher efficacy therapies.
•Global VUMERITY revenue increased $9.4 million, from $136.8 million in 2022 to $146.2 million in 2023, or 6.9%, primarily due to an increase in rest of world VUMERITY driven by higher sales volumes.
•Global TYSABRI revenue decreased $33.1 million, from $516.2 million in 2022 to $483.1 million in 2023, or 6.4%, primarily due to a decrease in U.S. TYSABRI revenue driven by increased competition and higher discounts and allowances.

•Global TECFIDERA revenue decreased $279.1 million, from $807.8 million in 2022 to $528.7 million in 2023, or 34.6%, driven by a decrease in TECFIDERA demand as a result of multiple TECFIDERA generic entrants in North America, Brazil and certain E.U. countries.
•Global Interferon revenue decreased $111.8 million, from $659.8 million in 2022 to $548.0 million in 2023, or 16.9%, driven by a decrease in sales volumes as patients transition to higher efficacy therapies, as well as pricing pressure and the unfavorable impact of channel dynamics in the U.S.
•Global VUMERITY revenue decreased $10.4 million, from $264.8 million in 2022 to $254.4 million in 2023, or 3.9%, primarily due to a decrease in U.S. VUMERITY revenue driven by unfavorable channel dynamics and a favorable Medicaid-related sales adjustment in the first quarter of 2022 related to VUMERITY. The decrease was partially offset by an increase in rest of world VUMERITY revenue driven by higher sales volumes.
•Global TYSABRI revenue decreased $81.1 million, from $1,037.0 million in 2022 to $955.9 million in 2023, or 7.8%, primarily due to a decrease in U.S. TYSABRI revenue driven by higher discounts and allowances, increased competition and unfavorable channel dynamics.

MS revenue includes sales from TECFIDERA, VUMERITY, AVONEX, PLEGRIDY, TYSABRI and FAMPYRA.
In 2023 we expect total MS revenue will continue to decline as a result of increasing competition for many of our MS products in both the U.S. and rest of world markets. We are also aware of a potential biosimilar entrant of TYSABRI that may enter the U.S. and European markets in 2023, which received a positive CHMP opinion in the E.U. in July 2023.
We believe that we have resolved previously reported manufacturing issues at our VUMERITY contract manufacturer. In addition, we are in the process of securing regulatory approval for a secondary source of supply. We do not anticipate a supply shortage in 2023 and are currently focused on rebuilding adequate inventory.

SPINAL MUSCULAR ATROPHY
•U.S. SPINRAZA revenue increased $16.0 million, from $139.8 million in 2022 to $155.8 million in 2023, or 11.4%, primarily due to an increase in sales volumes resulting from patient growth and an increase in pricing.
•Rest of world SPINRAZA revenue decreased $10.0 million, from $291.3 million in 2022 to $281.3 million in 2023, or 3.4%, primarily due to unfavorable pricing and the unfavorable impact of foreign currency exchange. The decrease was partially offset by an increase in sales volume growth.

•U.S. SPINRAZA revenue decreased $0.6 million, from $303.1 million in 2022 to $302.5 million in 2023, or 0.2%, primarily due to a decrease in sales volumes resulting from unfavorable channel dynamics, partially offset by an increase in pricing.
•Rest of world SPINRAZA revenue decreased $22.6 million, from $600.5 million in 2022 to $577.9 million in 2023, or 3.8%, primarily due to the unfavorable impact of foreign currency exchange and a decrease in pricing, partially offset by sales volume growth in certain Asian markets.

SMA revenue includes sales from SPINRAZA.
Despite competition from a gene therapy product and an oral product, we anticipate SPINRAZA revenue to be relatively flat in 2023. Moderate growth in the U.S. as well as continued access expansion in emerging markets is expected to offset increased competition and the impact of loading dose dynamics.

BIOSIMILARS
•For the three months ended June 30, 2023, compared to the same period of 2022, the increase in biosimilar revenue was primarily due to an increase in sales volumes related to the continued launch of BYOOVIZ in the U.S. and rest of world, offset by the unfavorable impact of foreign currency exchange and unfavorable pricing.
•For the six months ended June 30, 2023, compared to the same period in 2022, the decrease in biosimilar revenue was primarily due to the unfavorable impact of foreign currency exchange and unfavorable pricing, offset by an increase in sales volumes related to the continued launch of BYOOVIZ in the U.S. and rest of world.

Biosimilars revenue includes sales from BENEPALI, IMRALDI, FLIXABI and BYOOVIZ. BYOOVIZ launched in the U.S. in June 2022 and became commercially available in July 2022 through major distributors in the U.S. In 2023 BYOOVIZ became commercially available in Canada and certain countries in Europe.
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
REVENUE FROM LEQEMBI COLLABORATION
In July 2023 the FDA granted traditional approval of LEQEMBI. Prior to receiving traditional approval, LEQEMBI had been granted accelerated approval by the FDA in January 2023, at which time it became commercially available in the U.S. Upon commercialization of LEQEMBI, we began recognizing our portion of the profit share on a net basis as a separate component of total revenue within revenue from LEQEMBI collaboration in our condensed consolidated income statements, as we are not the principal.
For the three and six months ended June 30, 2023, we recognized reductions to revenue of approximately $20.7 million and $39.6 million, respectively, reflecting our net profit-share of the LEQEMBI Collaboration results in the U.S.
In 2023 we anticipate we will continue to recognize a loss on the profit share, with commercial expense exceeding initial revenue.
For additional information on our collaboration arrangements with Eisai, please read Note 16, Collaborative and Other Relationships, to our condensed consolidated financial statements included in this report.

REVENUE FROM ANTI-CD20 THERAPEUTIC PROGRAMS
For purposes of this discussion, we refer to RITUXAN and RITUXAN HYCELA collectively as RITUXAN.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In millions)	2023	2022	2023	2022
Royalty revenue on sales of OCREVUS	$325.5	$291.8	$609.1	$544.1
Biogen’s share of pre-tax profits in the U.S. for RITUXAN, GAZYVA and LUNSUMIO(1)	103.6	139.9	216.1	283.1
Other revenue from anti-CD20 therapeutic programs	4.3	4.6	7.7	8.5
Total revenue from anti-CD20 therapeutic programs	$433.4	$436.3	$832.9	$835.7

(1) LUNSUMIO became commercially available in the U.S. during the first quarter of 2023.
For the three and six months ended June 30, 2023, compared to the same periods in 2022, the increases in royalty revenue on sales of OCREVUS were primarily due to sales growth of OCREVUS in the U.S.
For the three and six months ended June 30, 2023, compared to the same periods in 2022, the decreases in our share of pre-tax profits in the U.S. for RITUXAN, GAZYVA and LUNSUMIO were primarily due to decreases in sales volumes of RITUXAN in the U.S. resulting from competition from multiple biosimilar products. In April 2023 the pre-tax profit share for RITUXAN, GAZYVA and LUNSUMIO decreased from 37.5% to 35.0%.
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
CONTRACT MANUFACTURING, ROYALTY AND OTHER REVENUE
Contract manufacturing, royalty and other revenue and is summarized as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In millions)	2023	2022	2023	2022
Contract manufacturing revenue	$183.1	$81.2	$490.0	$128.7
Royalty and other revenue	14.4	16.7	26.6	35.3
Total contract manufacturing, royalty and other revenue	$197.5	$97.9	$516.6	$164.0
For the three and six months ended June 30, 2023, compared to the same periods in 2022, the increases in contract manufacturing revenue were primarily driven by higher volumes due to the timing of batch production, which includes batches related to LEQEMBI that we began recognizing in the first quarter of 2023 upon the accelerated approval of LEQEMBI in the U.S.
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
Reserves for discounts, contractual adjustments and returns that reduced gross product revenue are summarized as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In millions)	2023	2022	2023	2022
Contractual adjustments	$675.2	$668.1	$1,305.1	$1,287.4
Discounts	201.4	171.4	382.6	336.6
Returns	9.5	0.3	14.0	1.8
Total discounts and allowances	$886.1	$839.8	$1,701.7	$1,625.8
For the three and six months ended June 30, 2023, reserves for discounts and allowances as a percentage of gross product revenue were 32.1% and 31.8%, respectively, compared to 29.2% and 28.1%, respectively, in the prior year comparative periods.
CONTRACTUAL ADJUSTMENTS
Contractual adjustments primarily relate to Medicaid and managed care rebates in the U.S., pharmacy rebates, co-payment (copay) assistance, Veterans Administration, 340B discounts, specialty pharmacy program fees and other government rebates or applicable allowances.
For the three and six months ended June 30, 2023, compared to the same periods in 2022, the increases in contractual adjustments were primarily due to higher government rebates in rest of world as well as higher medicaid and managed care rebates in the U.S., partially offset by lower government rebates in the U.S. as a result of a contract pharmacy change made during the first quarter of 2023 related to our Interferons.
DISCOUNTS
Discounts include trade term discounts and wholesaler incentives.
For the three and six months ended June 30, 2023, compared to the same periods in 2022, the increases in discounts were primarily driven by higher purchase and volume discounts, partially offset by decreases in gross sales of TECFIDERA.
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

COST AND EXPENSE
A summary of total cost and expense is as follows:

	For the Three Months Ended June 30,
(In millions, except percentages)	2023	2022	$ Change	% Change
Cost of sales, excluding amortization and impairment of acquired intangible assets	$592.7	$484.0	$108.7	22.5%
Research and development	584.2	528.6	55.6	10.5
Selling, general and administrative	548.0	572.6	(24.6)	(4.3)
Amortization and impairment of acquired intangible assets	52.9	67.5	(14.6)	(21.6)
Collaboration profit sharing/(loss reimbursement)	56.9	29.4	27.5	93.5
(Gain) loss on fair value remeasurement of contingent consideration	—	(4.5)	4.5	nm
Restructuring charges	34.4	70.6	(36.2)	(51.3)
Other (income) expense, net	(121.2)	(428.6)	307.4	(71.7)
Total cost and expense	$1,747.9	$1,319.6	$428.3	32.5%

	For the Six Months Ended June 30,
(In millions, except percentages)	2023	2022	$ Change	% Change
Cost of sales, excluding amortization and impairment of acquired intangible assets	$1,255.5	$1,237.9	$17.6	1.4%
Research and development	1,154.8	1,080.3	74.5	6.9
Selling, general and administrative	1,153.0	1,207.5	(54.5)	(4.5)
Amortization and impairment of acquired intangible assets	103.1	134.4	(31.3)	(23.3)
Collaboration profit sharing/(loss reimbursement)	114.0	(87.9)	201.9	(229.7)
(Gain) loss on fair value remeasurement of contingent consideration	—	(11.6)	11.6	nm
Restructuring charges	44.0	108.7	(64.7)	(59.5)
Other (income) expense, net	(51.8)	(165.3)	113.5	(68.7)
Total cost and expense	$3,772.6	$3,504.0	$268.6	7.7%

nm Not meaningful
COST OF SALES, EXCLUDING AMORTIZATION AND IMPAIRMENT OF ACQUIRED INTANGIBLE ASSETS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In millions)	2023	2022	2023	2022
Product	$403.0	$290.6	$884.4	$841.9
Royalty	189.7	193.4	371.1	396.0
Total cost of sales	$592.7	$484.0	$1,255.5	$1,237.9
For the three months ended June 30, 2023, compared to the same period in 2022, product cost of sales increased primarily due to higher cost of sales associated with contract manufacturing revenue driven by increased production and product mix.
For the six months ended June 30, 2023, compared to the same period in 2022, product cost of sales increased primarily due to higher cost of sales associated with contract manufacturing revenue, in part related to Eisai for LEQEMBI, which we began recognizing in the first quarter of 2023 upon the accelerated approval of LEQEMBI in the U.S. as well as increased production. Cost of sales as a percentage of revenue was adversely affected by LEQEMBI batches due to minimal margins. The increase was partially offset by a write-off of approximately $275.0 million during the first quarter of 2022 of excess inventory and purchase commitments related to ADUHELM.
Additionally, for the three and six months ended June 30, 2023, we recorded approximately $33.5 million and $78.3 million, respectively, of aggregate gross idle capacity charges, compared to approximately $27.0 million and $72.0 million, respectively, in the prior year comparative periods.
For additional information on our collaboration arrangements with Eisai, please read Note 16, Collaborative and Other Relationships, to our condensed consolidated financial statements included in this report.

RESEARCH AND DEVELOPMENT

Research and development expense, as a percentage of total revenue, was 23.8% and 20.4% for the three months ended June 30, 2023 and 2022, respectively. For the three months ended June 30, 2023, compared to the same period in 2022, the increase in research and development was primarily due to the increase in spending in the development of LEQEMBI for the treatment of Alzheimer's disease, litifilimab for the treatment of CLE and SLE, and BIIB800, a proposed tocilizumab biosimilar referencing ACTEMRA, as well as close out costs incurred during the second quarter of 2023 of approximately $20.1 million. These increases were partially offset by lower milestone payments during the second quarter of 2023.
EARLY STAGE PROGRAMS
Q2 2023 vs. Q2 2022
The increase in early stage programs was driven by an increase in costs associated with:
•development of litifilimab for the treatment of CLE; and
•development of BIIB121 for the treatment of Angelman syndrome.
LATE STAGE PROGRAMS
Q2 2023 vs. Q2 2022
The decrease in late stage programs was driven by a decrease in costs associated with:
•advancement of LEQEMBI from late stage to marketed upon the accelerated approval of LEQEMBI in the U.S.; and
•advancement of LUNSUMIO from late stage to marketed upon the accelerated approval of LUNSUMIO in the U.S.
The decrease was partially offset by an increase in costs associated with:
•development of litifilimab for the treatment of SLE;
•development of BIIB800, a proposed tocilizumab biosimilar referencing ACTEMRA; and
•discontinuation of BIIB093 for large hemispheric infarction.
MARKETED PROGRAMS
Q2 2023 vs. Q2 2022
The increase in marketed programs was driven by an increase in costs associated with:
•advancement of LEQEMBI from late stage to marketed upon the accelerated approval of LEQEMBI in the U.S.; and
•increased spend in ADUHELM primarily due to change in our cost sharing arrangement with Eisai.

Research and development expense, as a percentage of total revenue, was 23.5% and 21.1% for the six months ended June 30, 2023 and 2022, respectively. For the six months ended June 30, 2023, compared to the same period in 2022, the increase in research and development was primarily due to the increase in spending in the development of LEQEMBI for the treatment of Alzheimer's disease, litifilimab for the treatment of CLE and SLE, and BIIB800, a proposed tocilizumab biosimilar referencing ACTEMRA, partially offset by lower milestone payments during 2023.
EARLY STAGE PROGRAMS
YTD 2023 vs. YTD 2022
The increase in early stage programs was driven by an increase in costs associated with:
•development of litifilimab for the treatment of CLE;
•development of BIIB121 for the treatment of Angelman syndrome;
•development of BIIB115 for the treatment of SMA; and
•development of BIIB091 for the treatment of MS.
The increase was partially offset by a decrease in costs associated with:
•discontinuation of BIIB104 for the treatment of cognitive impairment associated with schizophrenia; and
•discontinuation of BIIB078 for the treatment of Alzheimer's disease.
LATE STAGE PROGRAMS
YTD 2023 vs. YTD 2022
The decrease in late stage programs was driven by a decrease in costs associated with:
•advancement of LEQEMBI from late stage to marketed upon the accelerated approval of LEQEMBI in the U.S.; and
•advancement of LUNSUMIO from late stage to marketed upon the accelerated approval of LUNSUMIO in the U.S.
The decrease was partially offset by an increase in costs associated with:
•development of litifilimab for the treatment of SLE into late stage; and
•development of BIIB800, a proposed tocilizumab biosimilar referencing ACTEMRA.
MARKETED PROGRAMS
YTD 2023 vs. YTD 2022
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
SELLING, GENERAL AND ADMINISTRATIVE
For the three and six months ended June 30, 2023, compared to the same periods in 2022, selling, general and administrative expense decreased by approximately 4.3% and 4.5%, respectively, primarily due to cost-reduction measures realized during 2023, partially offset by investments to support new product launches and accelerated depreciation recognized during the second quarter of 2023 of approximately $11.5 million.
For the six months ended June 30, 2023, selling, general and administrative expense also includes a $31.0 million obligation to Eisai related to the termination of the co-promotion agreement for our MS products in Japan.
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
For the three and six months ended June 30, 2023, compared to the same periods in 2022, the decreases in amortization and impairment of acquired intangible assets were primarily due to lower rates of amortization for acquired intangible assets. For the three and six months ended June 30, 2023 and 2022, we had no impairment charges.
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
For the three and six months ended June 30, 2023, we recognized net profit-sharing expense of $56.9 million and $114.0 million, respectively, to reflect Samsung Bioepis' 50.0% sharing of the net collaboration profits, compared to a net profit-sharing expense of $58.3 million and $122.7 million, respectively, in the prior year comparative periods.

For the three and six months ended June 30, 2022, we recognized net reductions to our operating expense of approximately $28.9 million and $210.6 million, respectively, to reflect Eisai's 45.0% share of net collaboration losses in the U.S.
For additional information on our collaboration and license arrangements with Eisai and Samsung Bioepis, please read Note 16, Collaborative and Other Relationships, to our condensed consolidated financial statements included in this report.
RESTRUCTURING CHARGES
2023 COST SAVING INITIATIVES
In 2023 we initiated additional cost saving measures as part of our Fit for Growth initiative to reduce operating costs, while improving efficiency and effectiveness.
Total charges incurred from our 2023 cost saving initiatives are summarized as follows:

	For the Three Months Ended June 30, 2023			For the Six Months Ended June 30, 2023
(In millions)	Severance Costs	Accelerated Depreciation and Other Costs	Total	Severance Costs	Accumulated Depreciation and Other Costs	Total
Selling, general and administrative	$—	$11.5	$11.5	$—	$11.5	$11.5
Research and development	—	0.5	0.5	—	0.5	0.5
Restructuring charges	17.8	16.5	34.3	24.9	16.5	41.4
Total charges	$17.8	$28.5	$46.3	$24.9	$28.5	$53.4
Other Costs: includes costs associated with items such as asset abandonment and write-offs, facility closure costs, pretax gains and losses resulting from the termination of certain leases, employee non-severance expense, consulting fees and other costs.
2022 COST SAVING INITIATIVES
In December 2021 and May 2022 we announced our plans to implement a series of cost-reduction measures during 2022. These savings are being achieved through a number of initiatives, including reductions to our workforce, the substantial elimination of our commercial ADUHELM infrastructure, deprioritization of certain research and development programs, the consolidation of certain real estate locations and operating efficiencies across our selling, general and administrative and research and development functions. Charges related to our 2022 cost saving initiatives were substantially incurred during 2022 with remaining payments expected to be made through 2026.
Total charges incurred from our 2022 cost saving initiatives are summarized as follows:

	For the Three Months Ended June 30,
	2023			2022
(In millions)	Severance Costs	Accelerated Depreciation and Other Costs	Total	Severance Costs	Accumulated Depreciation and Other Costs	Total
Restructuring charges	$—	$0.1	$0.1	$60.9	$9.7	$70.6
Total charges	$—	$0.1	$0.1	$60.9	$9.7	$70.6

	For the Six Months Ended June 30,
	2023			2022
(In millions)	Severance Costs	Accelerated Depreciation and Other Costs	Total	Severance Costs	Accumulated Depreciation and Other Costs	Total
Restructuring charges	$—	$2.6	$2.6	$88.6	$20.1	$108.7
Total charges	$—	$2.6	$2.6	$88.6	$20.1	$108.7
For additional information on our cost saving initiatives, please read Note 3, Restructuring, to our condensed consolidated financial statements included in this report.

OTHER (INCOME) EXPENSE, NET
For the three and six months ended June 30, 2023, compared to the same periods in 2022, the changes in other (income) expense, net primarily reflect a pre-tax gain recorded during the second quarter of 2022 of approximately $1.5 billion related to the sale of our 49.9% equity interest in Samsung Bioepis, partially offset by a pre-tax charge recorded during the second quarter of 2022 of approximately $900.0 million, plus settlement fees and expenses, related to a litigation settlement agreement to resolve a qui tam litigation relating to conduct prior to 2015.
For the three months ended June 30, 2023, net unrealized gains and realized gains on our holdings in equity securities were approximately $105.8 million and $0.7 million, respectively, compared to net unrealized losses and realized losses of approximately $76.5 million and $0.7 million, respectively, in the prior year comparative period.
•The net unrealized gains recognized during the three months ended June 30, 2023, primarily reflect an increase in the aggregate fair value of our investments in Denali and Sage common stock of approximately $117.7 million, partially offset by a decrease in the fair value of Sangamo common stock of approximately $10.9 million.
•The net unrealized losses recognized during the three months ended June 30, 2022, primarily reflect a decrease in the aggregate fair value of our investments in Sangamo, Denali and Ionis common stock of approximately $75.3 million, partially offset by an increase in the fair value of Sage common stock of approximately $3.4 million.
For the six months ended June 30, 2023, net unrealized gains and realized losses on our holdings in equity securities were approximately $29.3 million and $0.9 million, respectively, compared to net unrealized losses and realized losses of $267.4 million and $0.5 million, respectively, in the prior year comparative period.
•The net unrealized gains recognized during the six months ended June 30, 2023, primarily reflect an increase in the aggregate fair value of our investments in Denali and Sage common stock of approximately $78.0 million, partially offset by a decrease in the fair value of Sangamo and Ionis common stock of approximately $47.4 million.
•The net unrealized losses recognized during the six months ended June 30, 2022, primarily reflect a decrease in the aggregate fair value of our investments in Denali, Sangamo and Sage common stock of approximately $277.1 million, partially offset by an increase in the fair value of Ionis common stock of approximately $19.0 million.
For additional information on the sale of our equity interest in Samsung Bioepis, please read Note 2, Dispositions, to our condensed consolidated financial statements included in this report.
INCOME TAX PROVISION

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In millions, except percentages)	2023	2022	2023	2022
Income before income tax (benefit) expense	$708.1	$1,269.5	$1,146.4	$1,616.9
Income tax (benefit) expense	114.8	216.7	165.5	342.3
Effective tax rate	16.2%	17.1%	14.4%	21.2%
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
For the three and six months ended June 30, 2023, compared to the same periods in 2022, the decreases in our effective tax rates were primarily due to the combined net unfavorable tax rate impacts during the second quarter of 2022 related to a litigation settlement agreement, the sale of our equity interest in Samsung Bioepis, the non-cash tax effects of changes in the value of our equity investments and an international reorganization to align with global tax developments.
The decrease in our effective tax rate for the six months ended June 30, 2023, also reflects the resolution of an uncertain tax matter during the first quarter of 2023 related to tax credits as well as the impact of the Neurimmune valuation allowance recorded in the first quarter of 2022.
For additional information on our income taxes, please read Note 14, Income Taxes, to our condensed consolidated financial statements included in this report.

NONCONTROLLING INTERESTS, NET OF TAX
Our condensed consolidated financial statements include the financial results of our variable interest entity, Neurimmune, as we determined that we are the primary beneficiary.
For the six months ended June 30, 2023, compared to the same period in 2022, the change in net income (loss) attributable to noncontrolling interests, net of tax, was primarily due to an increase in a valuation allowance of approximately $85.0 million recorded in the first quarter of 2022.
For additional information on the valuation allowance and our collaboration agreement with Neurimmune, please read Note 17, Investments in Variable Interest Entities, to our condensed consolidated financial statements included in this report.
FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Our financial condition is summarized as follows:

(In millions, except percentages)	As of June 30, 2023	As of December 31, 2022	$ Change	% Change
Financial assets:
Cash and cash equivalents	$2,617.8	$3,419.3	$(801.5)	(23.4)%
Marketable securities — current	3,460.5	1,473.5	1,987.0	134.8
Marketable securities — non-current	1,208.0	705.7	502.3	71.2
Total cash, cash equivalents and marketable securities	$7,286.3	$5,598.5	$1,687.8	30.1%
Borrowings:
Notes payable	$6,284.6	$6,281.0	$3.6	0.1%
Total borrowings	$6,284.6	$6,281.0	$3.6	0.1%
Working capital:
Current assets	$10,431.7	$9,791.2	$640.5	6.5%
Current liabilities	(3,186.5)	(3,272.8)	86.3	(2.6)
Total working capital	$7,245.2	$6,518.4	$726.8	11.1%
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
LIQUIDITY
WORKING CAPITAL
Working capital is defined as current assets less current liabilities. Our working capital was $7.2 billion and $6.5 billion as of June 30, 2023 and December 31, 2022, respectively. The change in working capital reflects an increase in total current assets of approximately $640.5 million and a decrease in total current liabilities of approximately $86.3 million. The changes in current assets and current liabilities were primarily driven by the following:

CURRENT ASSETS
•$1,185.5 million increase in cash, cash equivalents and current marketable securities; and
•$521.7 million decrease in other current assets primarily due to the receipt of $812.5 million from Samsung BioLogics related to the sale of Samsung Bioepis.
CURRENT LIABILITIES
•$46.1 million decrease in accounts payable primarily due to timing of payments; and
•$40.3 million decrease in accrued expense and other primarily reflecting the timing of payment for our annual incentive compensation.
For additional information on the sale of our equity interest in Samsung Bioepis, please read Note 2, Dispositions, to our condensed consolidated financial statements included in this report.
CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES
As of June 30, 2023, we had cash, cash equivalents and marketable securities totaling approximately $7.3 billion compared to approximately $5.6 billion as of December 31, 2022. Until required for another use in our business, we typically invest our cash reserves in bank deposits, certificates of deposit, commercial paper, corporate notes, U.S. and foreign government instruments, overnight reverse repurchase agreements and other interest-bearing marketable debt instruments in accordance with our investment policy. It is our policy to mitigate credit risk in our cash reserves and marketable securities by maintaining a well-diversified portfolio that limits the amount of exposure as to institution, maturity and investment type. We have experienced no significant limitations in our liquidity resulting from uncertainties in the banking sector.
The following table summarizes the fair value of our significant common stock investments in our strategic investment portfolio:

(In millions)	June 30, 2023	December 31, 2022
Denali	$392.8	$370.2
Sage	293.5	238.0
Sangamo	30.7	74.3
Ionis(1)	—	108.6
Total	$717.0	$791.1

(1) During the second quarter of 2023 we sold our remaining shares of Ionis common stock.
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
CASH FLOW
The following table summarizes our cash flow activity:

	For the Six Months Ended June 30,
(In millions, except percentages)	2023	2022	% Change
Net cash flow provided by (used in) operating activities	$942.3	$898.3	4.9%
Net cash flow provided by (used in) investing activities	(1,706.5)	45.5	nm
Net cash flow provided by (used in) financing activities	(53.2)	(488.0)	(89.1)

nm Not meaningful

OPERATING ACTIVITIES
Operating cash flow is derived by adjusting our net income for:
•non-cash operating items such as depreciation and amortization, impairment charges, unrealized (gain) loss on strategic investments and share-based compensation;
•changes in operating assets and liabilities, which reflect timing differences between the receipt and payment of cash associated with transactions and when they are recognized in results of operations; and
•(gains) losses on the disposal of assets, deferred income taxes, changes in the fair value of contingent payments associated with our acquisitions of businesses and acquired IPR&D.
For the six months ended June 30, 2023, compared to the same period in 2022, the increase in net cash flow provided by operating activities was primarily due to the timing of customer payments of accounts receivable and inventory levels, partially offset by the change in our accounts payable and accrued expense balances in the second quarter of 2023.
INVESTING ACTIVITIES
For the six months ended June 30, 2023, compared to the same period in 2022, the decrease in net cash flow provided by investing activities was primarily due to higher net purchases of marketable securities in the current period, driven by the investment of our increased cash flow from operations. The current year effect of the increased purchases of marketable securities was partially offset by the receipt of $812.5 million from Samsung BioLogics during the second quarter of 2023 related to the sale of Samsung Bioepis, of which $788.1 million is reflected within investing activities.
FINANCING ACTIVITIES
For the six months ended June 30, 2023, compared to the same period in 2022, the decrease in net cash flow used in financing activities was primarily due to no share repurchases in 2023, partially offset by an increase in payments for payroll tax withholdings related to our equity awards.
CAPITAL RESOURCES
DEBT AND CREDIT FACILITIES
Our long-term obligations primarily consist of long-term debt with final maturity dates ranging between 2025 and 2051. As of June 30, 2023, our outstanding balance related to long-term debt was $6,284.6 million.
We maintain a $1.0 billion, five-year senior unsecured revolving credit facility under which we are permitted to draw funds for working capital and general corporate purposes. The terms of the revolving credit facility include a financial covenant that requires us not to exceed a maximum consolidated leverage ratio. As of June 30, 2023 and December 31, 2022, we had no outstanding borrowings and were in compliance with all covenants under this facility.
For a summary of the fair and carrying values of our outstanding borrowings as of June 30, 2023 and December 31, 2022, please read Note 7, Fair Value Measurements, to our condensed consolidated financial statements included in this report.
For additional information on our Senior Notes and credit facility please read, Note 13, Indebtedness, to our consolidated financial statements included in our 2022 Form 10-K.
SHARE REPURCHASE PROGRAMS
In October 2020 our Board of Directors authorized our 2020 Share Repurchase Program, which is a program to repurchase up to $5.0 billion of our common stock. Our 2020 Share Repurchase Program does not have an expiration date. All share repurchases under our 2020 Share Repurchase Program will be retired. Under our 2020 Share Repurchase Program, we repurchased and retired approximately 2.4 million shares of our common stock at a cost of approximately $500.0 million during the three and six months ended June 30, 2022. There were no share repurchases of our common stock during the three and six months ended June 30, 2023. Approximately $2.1 billion remained available under our 2020 Share Repurchase Program as of June 30, 2023.
CAPITAL EXPENDITURES
In the fourth quarter of 2021 we began construction of a new gene therapy manufacturing facility in RTP, North Carolina to support our gene therapy pipeline across multiple therapeutic areas. The new manufacturing facility will be approximately 197,000 square feet with an estimated total investment of approximately $195.0 million. As we continue to advance our research and development prioritization efforts, which includes refocusing our investment in gene therapy, we are evaluating several alternative uses for this facility.
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
CONTINGENT DEVELOPMENT, REGULATORY AND COMMERCIAL MILESTONE PAYMENTS
Based on our development plans as of June 30, 2023, we could trigger potential future milestone payments to third parties of up to approximately $7.2 billion, including approximately $1.4 billion in development milestones, approximately $0.5 billion in regulatory milestones and approximately $5.3 billion in commercial milestones, as part of our various collaborations, including licensing and development programs. Payments under these agreements generally become due and payable upon achievement of certain development, regulatory or commercial milestones. Because the achievement of these milestones was not considered probable as of June 30, 2023, such contingencies have not been recorded in our financial statements. Amounts related to contingent milestone payments are not considered contractual obligations as they are contingent on the successful achievement of certain development, regulatory or commercial milestones.
If certain clinical and commercial milestones are met, we may pay up to approximately $242.2 million in milestones in 2023 under our current agreements. This includes milestones totaling $225.0 million due to Sage upon the first commercial sale of zuranolone, for the potential treatment of MDD and PPD, in the U.S.
OTHER FUNDING COMMITMENTS
As of June 30, 2023, we have several ongoing clinical studies in various clinical trial stages. Our most significant clinical trial expenditures are to CROs. The contracts with CROs are generally cancellable, with notice, at our option. We recorded accrued expense of approximately $25.6 million in our condensed consolidated balance sheets for expenditures incurred by CROs as of June 30, 2023. We have approximately $839.8 million in cancellable future commitments based on existing CRO contracts as of June 30, 2023.
TAX RELATED OBLIGATIONS
We exclude liabilities pertaining to uncertain tax positions from our summary of contractual obligations as we cannot make a reliable estimate of the period of cash settlement with the respective taxing authorities. As of June 30, 2023, we have approximately $152.7 million of liabilities associated with uncertain tax positions.
As of June 30, 2023 and December 31, 2022, we have accrued income tax liabilities of approximately $419.3 million and $558.0 million, respectively, under the Transition Toll Tax. Of the amounts accrued as of June 30, 2023, approximately $185.2 million is expected to be paid within one year. The Transition Toll Tax is being paid in installments over an eight-year period, which started in 2018, and will not accrue interest.

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
During the second quarter of 2018 the International Practices Task Force of the Center for Audit Quality categorized Argentina as a country with a projected three-year cumulative inflation rate greater than 100.0%, which indicated that Argentina's economy is highly inflationary. This categorization did not have a material impact on our results of operations or financial position as of June 30, 2023, and is not expected to have a material impact on our results of operations or financial position in the future.
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
The following quantitative information includes the impact of currency movements on forward contracts used in our revenue, operating expense and balance sheet hedging programs. As of June 30, 2023 and December 31, 2022, a hypothetical adverse 10.0% movement in foreign currency exchange rates compared to the U.S. dollar across all maturities would result in a hypothetical decrease in the fair value of forward contracts of approximately $267.6 million and $293.7 million, respectively. The estimated fair value change was determined by measuring the impact of the hypothetical exchange rate movement on outstanding forward contracts. Our use of this methodology to quantify the market risk of such instruments is subject to assumptions and actual impact could be significantly different. The quantitative information about market risk is limited because it does not take into account all foreign currency operating transactions.
INTEREST RATE RISK
Our investment portfolio includes cash equivalents and short-term investments. The fair value of our marketable securities is subject to change as a result of potential changes in market interest rates. The potential change in fair value for interest rate sensitive instruments has been assessed on a hypothetical 100 basis point adverse movement across all maturities. As of June 30, 2023 and December 31, 2022, we estimate that such hypothetical 100 basis point adverse movement would result in a hypothetical loss in fair value of approximately $24.5 million and $11.7 million, respectively, to our interest rate sensitive instruments. The fair values of our investments were determined using third-party pricing services or other market observable data.
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
We believe that our allowance for doubtful accounts was adequate as of June 30, 2023 and December 31, 2022.
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
Changes in the fair value of these equity securities are impacted by the volatility of the stock market and changes in general economic conditions, among other factors. The potential change in fair value for equity price sensitive instruments has been assessed on a hypothetical 10.0% adverse movement. As of June 30, 2023 and December 31, 2022, a hypothetical adverse 10.0% movement would result in a hypothetical decrease in fair value of approximately $71.7 million and $79.1 million, respectively.
ITEM 4.     CONTROLS AND PROCEDURES
DISCLOSURE CONTROLS AND PROCEDURES AND INTERNAL CONTROL OVER FINANCIAL REPORTING
CONTROLS AND PROCEDURES
We have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of June 30, 2023. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that:
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
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
For a discussion of legal proceedings as of June 30, 2023, please read Note 18, Litigation, to our condensed consolidated financial statements included in this report, which is incorporated into this item by reference.
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
•requirements such as participation in a registry and the use of imaging or other diagnostics;
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
Success in preclinical work or early-stage clinical trials does not ensure that later stage or larger scale clinical trials will be successful. Clinical trials may indicate that our product candidates lack efficacy, have harmful side effects, result in unexpected adverse events or raise other concerns that may significantly reduce or delay the likelihood of regulatory approval. This may result in terminated programs, significant restrictions on use and safety warnings in an approved label, adverse placement within the treatment paradigm or significant reduction in the commercial potential of the product candidate.
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

The successful execution of our strategic and growth initiatives may depend upon internal development projects, commercial initiatives and external opportunities, which may include the acquisition and in-licensing of products, technologies, companies, the entry into strategic alliances and collaborations or our Fit for Growth program.
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
We face risks associated with our Fit for Growth program that may impair our ability to achieve anticipated savings and operational efficiencies or that may otherwise harm our business. These risks include delays in implementation of cost optimization actions, loss of workforce capabilities, higher than anticipated separation expenses, litigation and the failure to meet financial and operational targets. In addition, the calculation of the anticipated cost savings and other benefits resulting from our Fit for Growth program are subject to many estimates and assumptions. These estimates and assumptions are subject to significant business, economic, competitive and other uncertainties and contingencies, many of which are beyond our control. if these estimates and assumptions are incorrect or if we experience delays or unforeseen events, our business and financial results could be adversely affected.
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
Sales of our products depend, to a significant extent, on adequate coverage, pricing and reimbursement from third-party payors. When a new pharmaceutical product is approved, the availability of government and private reimbursement for that product, diagnosis of the condition it treats and the cost to administer it may be uncertain, as is the pricing and amount for which that product will be reimbursed.
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
•Failure to Gain Market and Patient Acceptance. Market success of biosimilar products will be adversely affected if patients, physicians and/or payors do not accept biosimilar products as safe and efficacious products offering a more competitive price or other benefit over existing therapies; and
•Competitive Challenges. Biosimilar products face significant competition, including from innovator products and biosimilar products offered by other companies that may receive greater acceptance or more favorable reimbursement. Local tendering processes may restrict biosimilar products from being marketed and sold in some jurisdictions. The number of competitors in a jurisdiction, the timing of approval and the ability to market biosimilar products successfully in a timely and cost-effective manner are additional factors that may impact our success in this business area. The decision to explore strategic options related to our biosimilars business could adversely effect our operations related to our biosimilars business.
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
We are building a large-scale biologics manufacturing facility and a gene therapy manufacturing facility, which will result in the incurrence of significant investment with no assurance that such investment will be recouped.
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
Additionally, we are building a new gene therapy manufacturing facility in RTP, North Carolina with no assurance that this investment will be fully utilized. If we are unable to fully utilize this gene therapy manufacturing facility, charges from excess capacity may occur and would have a negative effect on our financial condition and results of operations.
The COVID-19 pandemic and other global health outbreaks may, directly or indirectly, adversely affect our business, results of operations and financial condition.
Our business has and could continue to be adversely affected, directly or indirectly, by the COVID-19 pandemic and other global health outbreaks.
We continue to monitor our operations and applicable government recommendations, and we have made modifications to our normal operations because of the COVID-19 pandemic, including adopting flexible working arrangements. Customer-facing professionals interactions in healthcare settings have changed as a result of the COVID-19 pandemic. This limits our ability to market our products and educate physicians, which, in turn, could have an adverse effect on our ability to compete in the marketing and sales of our products.
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
As a global biopharmaceutical company, we are subject to taxation in numerous countries, states and other jurisdictions. As a result, our effective tax rate is derived from a combination of applicable tax rates, including withholding taxes, in the various places that we operate. In preparing our financial statements, we estimate the amount of tax that will become payable in each of such places. Our effective tax rate may be different than experienced in the past or our current expectations due to many factors, including changes in the mix of our profitability from country to country, the results of examinations and audits of our tax filings (including those related to the impact of the Tax Cuts and Jobs Act of 2017), adjustments to the value of our uncertain tax positions, interpretations by tax authorities or other bodies with jurisdiction, the result of tax cases, changes in accounting for income taxes and changes in tax laws and regulations either prospectively or retrospectively (including those related to the IRA and the Tax Cuts and Jobs Act of 2017).
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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES
The following table summarizes our common stock repurchase activity under our 2020 Share Repurchase Program during the second quarter of 2023:

Period	Total Number of Shares Purchased (#)	Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Programs (#)	Approximate Dollar Value of Shares That May Yet Be Purchased Under Our Programs ($ in millions)
April 2023	—	$—	—	$2,050.0
May 2023	—	$—	—	$2,050.0
June 2023	—	$—	—	$2,050.0
Total(1)	—	$—

(1) There were no share repurchases during the second quarter of 2023.
In October 2020 our Board of Directors authorized our 2020 Share Repurchase Program, which is a program to repurchase up to $5.0 billion of our common stock. Our 2020 Share Repurchase Program does not have an expiration date. All share repurchases under our 2020 Share Repurchase Program will be retired. Under our 2020 Share Repurchase Program, we repurchased and retired approximately 2.4 million shares of our common stock at a cost of approximately $500.0 million during the three and six months ended June 30, 2022. There were no share repurchases of our common stock during the three and six months ended June 30, 2023. Approximately $2.1 billion remained available under our 2020 Share Repurchase Program as of June 30, 2023.
ITEM 5.    OTHER INFORMATION
TRADING ARRANGEMENTS
There were no trading arrangements for the purchase or sale of our securities entered into or terminated by our Directors or Officers during the second quarter of 2023.

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

101++
The following materials from Biogen Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flow, (v) the Condensed Consolidated Statements of Equity and (vi) Notes to Condensed Consolidated Financial Statements.

104++	The cover page from this Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL.

+    Filed herewith

++    Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOGEN INC.

/s/ Michael R. McDonnell
Michael R. McDonnell
Chief Financial Officer
(principal financial officer)
July 25, 2023