Form 10-Q
period 2023-09-30
BIOGEN INC.
filed 2023-11-08
CIK 875045

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the issuer’s Common Stock, $0.0005 par value, outstanding as of November 7, 2023, was 144,898,112 shares.

BIOGEN INC.
FORM 10-Q — Quarterly Report
For the Quarterly Period Ended September 30, 2023

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
•the current and potential impacts of geopolitical tensions, acts of war and other large-scale crises, including impacts to our operations, sales and the possible disruptions or delay in our plans to conduct clinical trial activities in areas of geopolitical tension, including regions affected by Russia's invasion of Ukraine and the military conflict in the Middle East;
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
NOTE REGARDING TRADEMARKS
ADUHELM®, AVONEX®, BYOOVIZ®, PLEGRIDY®, QALSODY®, RITUXAN®, RITUXAN HYCELA®, SKYCLARYS®, SPINRAZA®, TECFIDERA®, TYSABRI® and VUMERITY® are registered trademarks of Biogen.
BENEPALI™, FLIXABI™, FUMADERM™, IMRALDI™ and TOFIDENCE™ are trademarks of Biogen.
ACTEMRA®, ENBREL®, EYLEA®, FAMPYRA™, GAZYVA®, LEQEMBI®, HUMIRA®, LUCENTIS®, LUNSUMIO®, OCREVUS®, REMICADE®, ZURZUVAE™ and other trademarks referenced in this report are the property of their respective owners.

DEFINED TERMS

2022 Form 10-K	Annual Report on Form 10-K for the year ended December 31, 2022
2020 Share Repurchase Program	Board of Directors authorized program to repurchase up to $5.0 billion of our common stock
300 Binney Street	300 Binney Street, Cambridge, MA
AI	Artificial Intelligence
ALS	Amyotrophic Lateral Sclerosis
AOCI	Accumulated Other Comprehensive Income (Loss)
ASU	Accounting Standards Update
ATV	Antibody Transport Vehicle
BLA	Biologics License Application
Blackstone	Blackstone Life Sciences
CCPA	California Consumer Privacy Act
cGMP	current Good Manufacturing Practices
CJEU	Court of Justice of the European Union
CLE	Cutaneous Lupus Erythematosus
CLL	Chronic Lymphocytic Leukemia
CMS	Centers for Medicare & Medicaid Services
Convergence	Convergence Pharmaceuticals Ltd.
CRL	Complete Response Letter
CROs	Contract Research Organizations
DEA	Drug Enforcement Agency
Denali	Denali Therapeutics Inc.
DPN	Diabetic Painful Neuropathy
EC	European Commission
Eisai	Eisai Co., Ltd.
EMA	European Medicines Agency
ERISA	Employee Retirement Income Security Act of 1974
E.U.	European Union
FA	Friedreich's Ataxia
FASB	Financial Accounting Standards Board
FCPA	Foreign Corrupt Practices Act
FDA	U.S. Food and Drug Administration
FDIC	Federal Deposit Insurance Corporation
Fit for Growth	Cost saving program initiated in 2023
Genentech	Genentech, Inc.
GILTI	Global Intangible Low Tax Income
GloBE	Global Anti-Base Erosion
GMP	Good Manufacturing Practice
Humana	Humana Inc.
IPR&D	In-process Research and Development
Ionis	Ionis Pharmaceuticals Inc.
IRA	Inflation Reduction Act of 2022
LRRK2	Leucine-Rich Repeat Kinase 2

DEFINED TERMS (continued)

MAA	Marketing Authorization Application
MDD	Major Depressive Disorder
MHRA	Medicines and Healthcare products Regulatory Agency
MS	Multiple Sclerosis
Mylan Ireland	Mylan Ireland Ltd.
NCD	National Coverage Decision
NDA	New Drug Application
NDS	New Drug Submission
Neurimmune	Neurimmune SubOne AG
NMPA	National Medicinal Products Administration
OECD	Organization for Economic Co-operation and Development
Polpharma	Polpharma Biologics S.A.
PPACA	Patient Protection and Affordable Care Act
PPD	Postpartum Depression
PPMS	Primary Progressive MS
R&D	Research and Development
Reata	Reata Pharmaceuticals, Inc.
RMS	Relapsing MS
RTP	Research Triangle Park
Sage	Sage Therapeutics, Inc.
Samsung Bioepis	Samsung Bioepis Co., Ltd.
Samsung BioLogics	Samsung BioLogics Co., Ltd.
Sangamo	Sangamo Therapeutics, Inc.
SG&A	Selling, General and Administrative
SLE	Systemic Lupus Erythematosus
SMA	Spinal Muscular Atrophy
SOD1	Superoxide Dismutase 1
SVB	Silicon Valley Bank
SWISSMEDIC	Swiss Agency for Therapeutic Products
TGN	Trigeminal Neuralgia
Transition Toll Tax	A one-time mandatory deemed repatriation tax on accumulated foreign subsidiaries' previously untaxed foreign earnings
U.K.	United Kingdom
U.S.	United States
U.S. GAAP	Accounting Principles Generally Accepted in the U.S.

PART I FINANCIAL INFORMATION

BIOGEN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited, in millions, except per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue:
Product, net	$1,805.2	$1,962.1	$5,414.3	$6,083.3
Revenue from anti-CD20 therapeutic programs	420.9	416.9	1,253.8	1,252.6
Contract manufacturing, royalty and other revenue	304.2	129.5	781.2	293.5
Total revenue	2,530.3	2,508.5	7,449.3	7,629.4
Cost and expense:
Cost of sales, excluding amortization and impairment of acquired intangible assets	659.6	469.5	1,915.1	1,707.4
Research and development	736.3	549.2	1,891.1	1,629.5
Selling, general and administrative	788.2	563.3	1,941.2	1,770.8
Amortization and impairment of acquired intangible assets	60.9	56.5	164.0	190.9
Collaboration profit sharing/(loss reimbursement)	50.5	45.3	164.5	(42.6)
(Gain) loss on fair value remeasurement of contingent consideration	—	(2.1)	—	(13.7)
Restructuring charges	76.0	15.4	120.0	124.1
Gain on sale of building	—	(503.7)	—	(503.7)
Other (income) expense, net	300.0	(56.0)	248.2	(221.3)
Total cost and expense	2,671.5	1,137.4	6,444.1	4,641.4
Income (loss) before income tax (benefit) expense and equity in loss of investee, net of tax	(141.2)	1,371.1	1,005.2	2,988.0
Income tax (benefit) expense	(72.9)	236.2	92.6	578.5
Equity in (income) loss of investee, net of tax	—	—	—	(2.6)
Net income (loss)	(68.3)	1,134.9	912.6	2,412.1
Net income (loss) attributable to noncontrolling interests, net of tax	(0.2)	0.2	1.2	(84.4)
Net income (loss) attributable to Biogen Inc.	$(68.1)	$1,134.7	$911.4	$2,496.5

Net income (loss) per share:
Basic earnings (loss) per share attributable to Biogen Inc.	$(0.47)	$7.86	$6.30	$17.12
Diluted earnings (loss) per share attributable to Biogen Inc.	$(0.47)	$7.84	$6.26	$17.07

Weighted-average shares used in calculating:
Basic earnings (loss) per share attributable to Biogen Inc.	144.8	144.4	144.7	145.8
Diluted earnings (loss) per share attributable to Biogen Inc.	144.8	144.8	145.5	146.2

See accompanying notes to these unaudited condensed consolidated financial statements.

BIOGEN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in millions)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Net income (loss) attributable to Biogen Inc.	$(68.1)	$1,134.7	$911.4	$2,496.5
Other comprehensive income:
Unrealized gains (losses) on securities available for sale, net of tax	14.5	(1.0)	15.7	(19.0)
Unrealized gains (losses) on cash flow hedges, net of tax	29.6	5.9	1.1	79.0
Gains (losses) on net investment hedges, net of tax	—	—	—	(25.5)
Unrealized gains (losses) on pension benefit obligation, net of tax	(0.1)	1.5	0.6	4.2
Currency translation adjustment	(30.5)	(59.6)	(11.8)	(95.6)
Total other comprehensive income (loss), net of tax	13.5	(53.2)	5.6	(56.9)
Comprehensive income (loss) attributable to Biogen Inc.	(54.6)	1,081.5	917.0	2,439.6
Comprehensive income (loss) attributable to noncontrolling interests, net of tax	(0.2)	0.2	1.2	(84.4)
Comprehensive income (loss)	$(54.8)	$1,081.7	$918.2	$2,355.2

See accompanying notes to these unaudited condensed consolidated financial statements.

BIOGEN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in millions, except per share amounts)

	As of September 30, 2023	As of December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$2,287.9	$3,419.3
Marketable securities	—	1,473.5
Accounts receivable, net	1,781.4	1,705.0
Due from anti-CD20 therapeutic programs	428.3	431.4
Inventory	2,982.4	1,344.4
Other current assets	974.1	1,417.6
Total current assets	8,454.1	9,791.2
Marketable securities	0.1	705.7
Property, plant and equipment, net	3,301.6	3,298.6
Operating lease assets	460.9	403.9
Intangible assets, net	7,344.6	1,850.1
Goodwill	6,807.5	5,749.0
Deferred tax asset	1,069.8	1,226.4
Investments and other assets	754.6	1,529.2
Total assets	$28,193.2	$24,554.1
LIABILITIES AND EQUITY
Current liabilities:
Current portion of term loan	$500.0	$—
Taxes payable	243.8	259.9
Accounts payable	440.1	491.5
Accrued expense and other	3,838.4	2,521.4
Total current liabilities	5,022.3	3,272.8
Notes payable and term loan	6,786.4	6,281.0
Deferred tax liability	728.1	334.7
Long-term operating lease liabilities	428.8	333.0
Other long-term liabilities	747.9	944.2
Total liabilities	13,713.5	11,165.7
Commitments, contingencies and guarantees
Equity:
Biogen Inc. shareholders’ equity:
Preferred stock, par value $0.001 per share	—	—
Common stock, par value $0.0005 per share	0.1	0.1
Additional paid-in capital	242.2	73.3
Accumulated other comprehensive income (loss)	(159.3)	(164.9)
Retained earnings	17,377.9	16,466.5
Treasury stock, at cost	(2,977.1)	(2,977.1)
Total Biogen Inc. shareholders’ equity	14,483.8	13,397.9
Noncontrolling interests	(4.1)	(9.5)
Total equity	14,479.7	13,388.4
Total liabilities and equity	$28,193.2	$24,554.1

See accompanying notes to these unaudited condensed consolidated financial statements.

BIOGEN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(unaudited, in millions)

	For the Nine Months Ended September 30,
	2023	2022
Cash flow from operating activities:
Net income	$912.6	$2,412.1
Adjustments to reconcile net income to net cash flow from operating activities:
Depreciation and amortization	354.7	398.6
Excess and obsolescence charges related to inventory	62.1	321.6
Share-based compensation	209.3	186.9
Contingent consideration	—	(13.7)
Deferred income taxes	(377.7)	(139.8)
(Gain) loss on strategic investments	275.7	160.3
(Gain) loss on equity method investments	—	(2.6)
Gain on sale of equity interest in Samsung Bioepis	—	(1,505.4)
Gain on sale of building	—	(503.7)
Other	98.6	147.8
Changes in operating assets and liabilities, net of effects of business acquired:
Accounts receivable	(76.5)	(109.5)
Due from anti-CD20 therapeutic programs	3.1	(3.0)
Inventory	(34.9)	(338.3)
Accrued expense and other current liabilities	293.9	632.3
Income tax assets and liabilities	(114.8)	(100.2)
Other changes in operating assets and liabilities, net	(71.4)	15.9
Net cash flow provided by (used in) operating activities	1,534.7	1,559.3
Cash flow from investing activities:
Purchases of property, plant and equipment	(211.8)	(153.9)
Proceeds from sales and maturities of marketable securities	7,380.8	3,104.7
Purchases of marketable securities	(5,140.7)	(2,805.9)
Acquisition of Reata, net of cash acquired	(6,335.6)	—
Proceeds from sale of equity interest in Samsung Bioepis	788.1	990.3
Proceeds from sale of building	—	582.6
Acquisitions of intangible assets	(34.4)	(1.9)
Proceeds from sales of strategic investments	106.2	—
Other	(1.3)	1.8
Net cash flow provided by (used in) investing activities	(3,448.7)	1,717.7
Cash flow from financing activities:
Purchases of treasury stock	—	(750.0)
Payments related to issuance of stock for share-based compensation arrangements, net	(48.0)	(5.8)
Repayment of borrowings and premiums paid	(159.9)	(1,002.2)
Proceeds from borrowings, net	997.2	—
Net (distribution) contribution to noncontrolling interest	4.2	12.2
Other	1.9	5.9
Net cash flow provided by (used in) financing activities	795.4	(1,739.9)
Net increase (decrease) in cash and cash equivalents	(1,118.6)	1,537.1
Effect of exchange rate changes on cash and cash equivalents	(12.8)	(122.9)
Cash and cash equivalents, beginning of the period	3,419.3	2,261.4
Cash and cash equivalents, end of the period	$2,287.9	$3,675.6

See accompanying notes to these unaudited condensed consolidated financial statements.

BIOGEN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited, in millions)

	Preferred stock		Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings	Treasury stock		Total Biogen Inc. shareholders’ equity	Noncontrolling interests	Total equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance, June 30, 2023	—	$—	168.6	$0.1	$170.7	$(172.8)	$17,446.0	(23.8)	$(2,977.1)	$14,466.9	$(6.4)	$14,460.5
Net loss	—	—	—	—	—	—	(68.1)	—	—	(68.1)	(0.2)	(68.3)
Other comprehensive income (loss), net of tax	—	—	—	—	—	13.5	—	—	—	13.5	—	13.5
Capital contribution from noncontrolling interest	—	—	—	—	—	—	—	—	—	—	2.5	2.5
Issuance of common stock under stock option and stock purchase plans	—	—	0.1	—	9.3	—	—	—	—	9.3	—	9.3
Issuance of common stock under stock award plan	—	—	—	—	(2.7)	—	—	—	—	(2.7)	—	(2.7)
Compensation related to share-based payments	—	—	—	—	64.8	—	—	—	—	64.8	—	64.8
Other	—	—	—	—	0.1	—	—	—	—	0.1	—	0.1
Balance, September 30, 2023	—	$—	168.7	$0.1	$242.2	$(159.3)	$17,377.9	(23.8)	$(2,977.1)	$14,483.8	$(4.1)	$14,479.7

See accompanying notes to these unaudited condensed consolidated financial statements.

BIOGEN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY - (Continued)
(unaudited, in millions)

	Preferred stock		Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings	Treasury stock		Total Biogen Inc. shareholders’ equity	Noncontrolling interests	Total equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance, December 31, 2022	—	$—	167.9	$0.1	$73.3	$(164.9)	$16,466.5	(23.8)	$(2,977.1)	$13,397.9	$(9.5)	$13,388.4
Net income	—	—	—	—	—	—	911.4	—	—	911.4	1.2	912.6
Other comprehensive income (loss), net of tax	—	—	—	—	—	5.6	—	—	—	5.6	—	5.6
Capital contribution from noncontrolling interest	—	—	—	—	—	—	—	—	—	—	4.2	4.2
Issuance of common stock under stock option and stock purchase plans	—	—	0.2	—	38.7	—	—	—	—	38.7	—	38.7
Issuance of common stock under stock award plan	—	—	0.6	—	(86.7)	—	—	—	—	(86.7)	—	(86.7)
Compensation related to share-based payments	—	—	—	—	217.8	—	—	—	—	217.8	—	217.8
Other	—	—	—	—	(0.9)	—	—	—	—	(0.9)	—	(0.9)
Balance, September 30, 2023	—	$—	168.7	$0.1	$242.2	$(159.3)	$17,377.9	(23.8)	$(2,977.1)	$14,483.8	$(4.1)	$14,479.7

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
Our marketed products include TECFIDERA, VUMERITY, AVONEX, PLEGRIDY, TYSABRI and FAMPYRA for the treatment of MS; SPINRAZA for the treatment of SMA; QALSODY for the treatment of ALS, which was granted accelerated approval by the FDA during the second quarter of 2023; ADUHELM for the treatment of Alzheimer's disease; and FUMADERM for the treatment of severe plaque psoriasis. We have collaborations with Eisai on the commercialization of LEQEMBI for the treatment of Alzheimer's disease, which was granted traditional approval by the FDA in the third quarter of 2023, and Sage on the commercialization of ZURZUVAE for the treatment of PPD. ZURZUVAE was approved by the FDA in the third quarter of 2023, pending DEA scheduling, which was completed in the fourth quarter of 2023. We have certain business and financial rights with respect to RITUXAN for the treatment of non-Hodgkin's lymphoma, CLL and other conditions; RITUXAN HYCELA for the treatment of non-Hodgkin's lymphoma and CLL; GAZYVA for the treatment of CLL and follicular lymphoma; OCREVUS for the treatment of PPMS and RMS; LUNSUMIO for the treatment of relapsed or refractory follicular lymphoma; COLUMVI, a bispecific antibody for the treatment of non-Hodgkin's lymphoma, which was granted accelerated approval by the FDA during the second quarter of 2023; and have the option to add other potential anti-CD20 therapies, pursuant to our collaboration arrangements with Genentech, a wholly-owned member of the Roche Group.
On September 26, 2023, we completed the acquisition of Reata. As a result of this transaction we acquired SKYCLARYS, the first and only drug approved by the FDA for the treatment of Friedreich's Ataxia in adults and adolescents aged 16 years and older. For additional information on our acquisition of Reata, please read Note 2, Acquisitions, to these condensed consolidated financial statements.
We commercialize biosimilars of advanced biologics including BENEPALI, an etanercept biosimilar referencing ENBREL, IMRALDI, an adalimumab biosimilar referencing HUMIRA, and FLIXABI, an infliximab biosimilar referencing REMICADE, in certain countries in Europe, as well as BYOOVIZ, a ranibizumab biosimilar referencing LUCENTIS. We also have the exclusive rights to commercialize TOFIDENCE, a tocilizumab biosimilar referencing ACTEMRA, which was approved by the FDA during the third quarter of 2023. We continue to develop the potential biosimilar product SB15, a proposed aflibercept biosimilar referencing EYLEA.
For additional information on our collaboration arrangements, please read Note 19, Collaborative and Other Relationships, to these unaudited condensed consolidated financial statements (condensed consolidated financial statements). For additional information on our collaboration arrangements with Genentech, please read Note 19, Collaborative and Other Relationships, to our audited consolidated financial statements included in our 2022 Form 10-K.
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

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
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
Significant Accounting Policies
There have been no material changes to our significant accounting policies disclosed in Note 1, Summary of Significant Accounting Policies, to our audited consolidated financial statements included in our 2022 Form 10-K.
Business Combinations
Business combinations are recorded using the acquisition method of accounting. The results of operations of the acquired company are included in our results of operations beginning on the acquisition date, and assets acquired and liabilities assumed are recognized on the acquisition date at their respective fair values. Any excess of consideration transferred over the net carrying value of the assets acquired and liabilities assumed as of the acquisition date is recognized as goodwill. Transaction and restructuring costs related to business combinations are expensed as incurred. The fair value of assets acquired and liabilities assumed in certain cases may be subject to revision based on the final determination of fair value during a period of time not to exceed 12 months from the acquisition date. If we determine the assets acquired do not meet the definition of a business, the transaction will be accounted for as an asset acquisition rather than a business combination.
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

Note 2:	Acquisitions
Reata Pharmaceuticals, Inc.
On September 26, 2023, we completed the acquisition of all of the issued and outstanding shares of Reata, a biopharmaceutical company focused on developing therapeutics that regulate cellular metabolism and inflammation in serious neurologic diseases. As a result of this transaction we acquired SKYCLARYS, the first and only drug approved by the FDA for the treatment of Friedreich's Ataxia in adults and adolescents aged 16 years and older, as well as other clinical and preclinical pipeline programs. The acquisition of Reata is expected to complement our global portfolio of neuromuscular and rare disease therapies. The addition of SKYCLARYS is anticipated to provide potential operating synergies with SPINRAZA and QALSODY.
Under the terms of this acquisition, we paid Reata shareholders $172.50 in cash for each issued and outstanding Reata share, which totaled approximately $6.6 billion. In addition, we agreed to pay approximately $983.9 million in cash for Reata's outstanding equity awards, inclusive of employer taxes, of which approximately $590.5 million was attributable to pre-acquisition services and is therefore reflected as a component of total purchase price paid. Of the $983.9 million paid to Reata's equity award holders, we recognized approximately $393.4 million as compensation attributable to the post-acquisition service period, of which $196.4 million was recognized as a charge to selling, general and administrative expense with the remaining $197.0 million as a charge to research and development expense within our condensed consolidated statements of income for the three and nine months ended September 30, 2023. These amounts were associated with the accelerated vesting of stock options and RSUs previously granted to Reata employees and required no future services to vest. Approximately $980.0 million of the $983.9 million payment to the equity award holders was made in October 2023.
We funded this acquisition through available cash, cash equivalents and marketable securities, supplemented by the issuance of a $1.0 billion term loan under our term loan credit agreement. For additional information on our term loan credit agreement, please read Note 13, Indebtedness, to these condensed consolidated financial statements.
We accounted for this acquisition as a business combination using the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations, and recorded assets acquired and liabilities assumed at their respective fair values as of the acquisition date.
Purchase Price Consideration
Total consideration transferred for the acquisition of Reata is summarized as follows:

(In millions)	As of September 26, 2023
Cash consideration paid to Reata shareholders(1)	$6,602.9
Fair value of Reata equity compensation pre-acquisition services and related taxes(2)	590.5
Total consideration	$7,193.4

(1) Represents cash consideration transferred of $172.50 per outstanding Reata ordinary share based on 38.3 million Reata shares outstanding at closing.
(2) Represents the fair value of Reata stock options and stock units issued to Reata equity award holders and the related taxes attributable to pre-acquisition vesting services.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
Preliminary Purchase Price Allocation
The following table summarizes the preliminary purchase price allocation of the separately identifiable assets acquired and liabilities assumed as of September 26, 2023:

(In millions)	As of September 26, 2023
Cash and cash equivalents	$267.3
Accounts receivable	15.9
Inventory	1,692.0
Other current assets	53.6
Intangible assets:
Completed technology for SKYCLARYS (U.S.)	3,600.0
In-process research and development (omaveloxolone)	1,900.0
Priority review voucher	100.0
Other clinical programs	20.0
Operating lease assets	122.4
Accrued expense and other	(98.9)
Debt payable	(159.9)
Contingent payable to Blackstone(1)	(300.0)
Deferred tax liability	(922.5)
Operating lease liabilities	(151.8)
Other assets and liabilities, net	(2.0)
Total identifiable net assets	6,136.1
Goodwill	1,057.3
Total assets acquired and liabilities assumed	$7,193.4

(1) For additional information on the contingent payable to Blackstone, please read Note 18, Other Consolidated Financial Statement Detail, to these condensed consolidated financial statements.
Inventory: Total inventory acquired was approximately $1.7 billion, which reflects a step-up in the fair value of finished goods and work-in-process inventory for SKYCLARYS. The fair value was determined based on the estimated selling price of the inventory, less the remaining manufacturing and selling costs and a normal profit margin on those manufacturing and selling efforts. This fair value step-up adjustment will be amortized to cost of sales within our condensed consolidated statements of income when the inventory is sold, which is expected to be within approximately 3 years from the acquisition date.
Intangible assets: Intangible assets are comprised of $3.6 billion related to SKYCLARYS commercialization rights in the U.S., $1.9 billion of IPR&D related to the omaveloxolone program outside the U.S., $100.0 million related to a rare pediatric disease priority voucher which may be used to obtain priority review by the FDA for a future regulatory submission or sold to a third party and $20.0 million related to other clinical programs. The estimated fair values of the program related intangible assets were determined using a probability adjusted discounted cash flow analysis approach utilizing a discount rate of 17.0% and the estimated fair value of the priority review voucher was based on recent external purchase and sale transactions of similar vouchers.
The more significant assumptions utilized in our asset valuations included the estimated net cash flows for each year for each asset or product, including net revenue, cost of sales, research and development and other operating expense, the potential regulatory and commercial success risks, competitive trends impacting the asset and each cash flow stream as well as other factors. Our valuation of the SKYCLARYS commercialization rights reflects the assumption that, using an economic consumption model, the related $3.6 billion intangible asset will be amortized over its expected economic life. Our valuation of the $1.9 billion IPR&D asset related to omaveloxolone, which has been submitted to the EMA and is currently under review, reflects the assumption that, if regulatory approval is obtained, sales would commence in certain countries in Europe during 2024.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
These fair value measurements were based on significant inputs not observable in the market and thus represent Level 3 fair value measurements.
Leases: We assumed responsibility for a single-tenant, build-to-suit building of approximately 327,400 square feet of office and laboratory space located in Plano, Texas, with an initial lease term of 16 years. We recorded a lease liability of approximately $151.8 million, which represents the net present value of rental expense over the remaining lease term of approximately 15 years, with a corresponding right-of-use asset of approximately $122.4 million, which represents our estimate of the fair value for a market participant of the current rental market in the Dallas, Texas area. Included in our estimate of the market rental rate is the value of any leasehold improvements or tenant allowances related to the building. We do not intend to occupy this building and are evaluating opportunities to sublease the property.
Goodwill: Goodwill was calculated as the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from the other assets acquired that could not be individually identified and separately recognized. We recognized goodwill of approximately $1.1 billion, which is not deductible for tax purposes. The goodwill recognized from our acquisition of Reata is primarily the result of the deferred tax consequences from the transaction recorded for financial statement purposes.
Acquisition-related expenses: Acquisition-related expenses, which were comprised primarily of regulatory, advisory and legal fees, and other transaction costs, totaled approximately $26.3 million and are included within selling, general and administrative expense within our condensed consolidated statements of income for the three and nine months ended September 30, 2023.
Assumptions in the Allocations of Purchase Price
The results of operations of Reata, along with the estimated fair values of the assets acquired and liabilities assumed in the Reata acquisition, have been included in our condensed consolidated financial statements since the closing of the Reata acquisition on September 26, 2023.
Our preliminary estimate of the fair value of the specifically identifiable assets acquired and liabilities assumed as of the date of acquisition is subject to the finalization of management's analysis related to certain matters, such as finalizing our assessment of intangible assets, inventory, goodwill, leases and income taxes. The final determination of these fair values will be completed as additional information becomes available but no later than one year from the acquisition date. The final determination may result in asset and liability fair values that are different than the preliminary estimates.
Subsequent to the acquisition date, our results of operations include the results of operations of Reata. The Reata operations had an immaterial impact to our results of operations for the three and nine months ended September 30, 2023, given the proximity of the acquisition date to quarter-end. Due to the immateriality of Reata's revenues and expenses, additional pro forma information combining the results of operations of Biogen and Reata have not been included.

Note 3:	Dispositions
Sale of Joint Venture Equity Interest in Samsung Bioepis
In April 2022 we completed the sale of our 49.9% equity interest in Samsung Bioepis to Samsung BioLogics in exchange for total consideration of approximately $2.3 billion. Under the terms of this transaction, we received approximately $1.0 billion in cash at closing, with approximately $1.3 billion in cash to be deferred over two payments. The first deferred payment of $812.5 million was received in April 2023 and the second deferred payment of $437.5 million is due at the second anniversary of the closing of this transaction in April 2024.
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
We elected the fair value option and measured the payments due to us from Samsung BioLogics at fair value. As of September 30, 2023, the estimated fair value of the remaining second deferred payment using a risk-adjusted

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
discount rate of 6.4% was approximately $422.3 million. This payment has been classified as a Level 3 measurement and is reflected in other current assets within our condensed consolidated balance sheets as of September 30, 2023.
For the nine months ended September 30, 2023, we recognized a gain of approximately $13.7 million to reflect the change in fair value related to the first deferred payment due to us, which was received in April 2023. Additionally, for the three and nine months ended September 30, 2023, we recognized gains of approximately $7.1 million and $16.9 million, respectively, to reflect the changes in fair value related to the second deferred payment due to us. These changes were recorded in other (income) expense, net in our condensed consolidated statements of income.
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

Note 4:	Restructuring
2023 Fit for Growth Restructuring Program
In 2023 we initiated additional cost saving measures as part of our Fit for Growth program to reduce operating costs, while improving operating efficiency and effectiveness. The Fit for Growth program is expected to generate approximately $1.0 billion in gross operating expense savings by 2025, some of which will be reinvested in various initiatives. The Fit for Growth program is currently estimated to include net headcount reduction of approximately 1,000 employees.
Total charges incurred from our 2023 cost saving initiatives are summarized as follows:

	For the Three Months Ended September 30, 2023			For the Nine Months Ended September 30, 2023
(In millions)	Severance Costs	Accelerated Depreciation and Other Costs	Total	Severance Costs	Accumulated Depreciation and Other Costs	Total
Selling, general and administrative	$—	$5.9	$5.9	$—	$17.4	$17.4
Research and development	—	0.2	0.2	—	0.7	0.7
Restructuring charges	37.7	17.3	55.0	62.6	33.8	96.4
Total charges	$37.7	$23.4	$61.1	$62.6	$51.9	$114.5
Other Costs: includes costs associated with items such as asset abandonment and write-offs, facility closure costs, pretax gains and losses resulting from the termination of certain leases, employee non-severance expense, consulting fees and other costs.
Reata Integration
Following the closing of the Reata acquisition, we implemented an integration plan designed to realize operating synergies through cost savings and avoidance. We expect to incur restructuring charges of approximately $30.0 million in 2023. These amounts are primarily related to severance and are expected to be paid by the end of 2024. For the three and nine months ended September 30, 2023, we recognized approximately $21.0 million of net pre-tax restructuring charges, primarily consisting of employee severance costs.
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

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
Total charges incurred from our 2022 cost saving initiatives are summarized as follows:

	For the Three Months Ended September 30,
	2023			2022
(In millions)	Severance Costs	Accelerated Depreciation and Other Costs	Total	Severance Costs	Accumulated Depreciation and Other Costs(1)	Total
Restructuring charges	$—	$—	$—	$21.6	$(6.2)	$15.4
Total charges	$—	$—	$—	$21.6	$(6.2)	$15.4

	For the Nine Months Ended September 30,
	2023			2022
(In millions)	Severance Costs	Accelerated Depreciation and Other Costs	Total	Severance Costs	Accumulated Depreciation and Other Costs(1)	Total
Restructuring charges	$—	$2.6	$2.6	$110.2	$13.9	$124.1
Total charges	$—	$2.6	$2.6	$110.2	$13.9	$124.1

(1) Amounts reflect a gain recorded during the third quarter of 2022 of approximately $5.3 million related to the partial termination of a portion of our lease located at 300 Binney Street.
Charges and spending related to our 2023 and 2022 workforce reductions and Reata Integration are summarized as follows:

	Workforce Reductions
(In millions)	2023	2022
Restructuring reserve as of December 31	$35.9	$—
Expense	7.1	27.7
Payment	(15.6)	(6.2)
Foreign currency and other adjustments	0.6	—
Restructuring reserve as of March 31	28.0	21.5
Expense	17.8	60.9
Payment	(13.4)	(29.7)
Foreign currency and other adjustments	(0.1)	(0.5)
Restructuring reserve as of June 30	32.3	52.2
Expense	58.7	21.6
Payment	(31.8)	(32.3)
Foreign currency and other adjustments	0.1	(1.3)
Restructuring reserve as of September 30	$59.3	$40.2

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

Note 5:	Revenue
Product Revenue
Revenue by product is summarized as follows:

	For the Three Months Ended September 30,
	2023			2022
(In millions)	United States	Rest of World	Total	United States	Rest of World	Total
Multiple Sclerosis:
TECFIDERA	$58.1	$181.4	$239.5	$92.5	$246.5	$339.0
VUMERITY	148.8	16.7	165.5	127.9	9.9	137.8
Total Fumarate	206.9	198.1	405.0	220.4	256.4	476.8
AVONEX	148.7	63.5	212.2	174.8	80.3	255.1
PLEGRIDY	31.4	34.1	65.5	39.7	41.2	80.9
Total Interferon	180.1	97.6	277.7	214.5	121.5	336.0
TYSABRI	244.8	211.5	456.3	273.0	232.5	505.5
FAMPYRA	—	20.0	20.0	—	22.0	22.0
Subtotal: MS	631.8	527.2	1,159.0	707.9	632.4	1,340.3

Spinal Muscular Atrophy:
SPINRAZA	150.5	297.7	448.2	140.2	290.9	431.1
Subtotal: SMA	150.5	297.7	448.2	140.2	290.9	431.1

Biosimilars:
BENEPALI	—	112.8	112.8	—	110.2	110.2
IMRALDI	—	54.4	54.4	—	57.7	57.7
FLIXABI	—	20.2	20.2	—	19.0	19.0
BYOOVIZ(1)	6.1	0.8	6.9	0.7	—	0.7
Subtotal: Biosimilars	6.1	188.2	194.3	0.7	186.9	187.6

Other(2)	2.5	1.2	3.7	1.6	1.5	3.1
Total product revenue	$790.9	$1,014.3	$1,805.2	$850.4	$1,111.7	$1,962.1

(1) BYOOVIZ became commercially available in the U.S. during the third quarter of 2022 and commercially available in international markets in 2023.
(2) Other includes FUMADERM, ADUHELM and QALSODY, which became commercially available in the U.S. during the second quarter of 2023.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

	For the Nine Months Ended September 30,
	2023			2022
(In millions)	United States	Rest of World	Total	United States	Rest of World	Total
Multiple Sclerosis:
TECFIDERA	$199.3	$568.9	$768.2	$330.3	$816.5	$1,146.8
VUMERITY	372.6	47.3	419.9	383.0	19.6	402.6
Total Fumarate	571.9	616.2	1,188.1	713.3	836.1	1,549.4
AVONEX	397.2	207.7	604.9	493.8	249.6	743.4
PLEGRIDY	95.4	125.4	220.8	114.2	138.2	252.4
Total Interferon	492.6	333.1	825.7	608.0	387.8	995.8
TYSABRI	750.1	662.1	1,412.2	849.4	693.1	1,542.5
FAMPYRA	—	67.5	67.5	—	73.7	73.7
Subtotal: MS	1,814.6	1,678.9	3,493.5	2,170.7	1,990.7	4,161.4

Spinal Muscular Atrophy:
SPINRAZA	453.0	875.6	1,328.6	443.3	891.4	1,334.7
Subtotal: SMA	453.0	875.6	1,328.6	443.3	891.4	1,334.7

Biosimilars:
BENEPALI	—	331.0	331.0	—	340.7	340.7
IMRALDI	—	167.6	167.6	—	172.4	172.4
FLIXABI	—	60.7	60.7	—	62.0	62.0
BYOOVIZ(1)	21.3	1.2	22.5	1.2	—	1.2
Subtotal: Biosimilars	21.3	560.5	581.8	1.2	575.1	576.3

Other(2)	4.4	6.0	10.4	4.5	6.4	10.9
Total product revenue	$2,293.3	$3,121.0	$5,414.3	$2,619.7	$3,463.6	$6,083.3

(1) BYOOVIZ became commercially available in the U.S. during the third quarter of 2022 and commercially available in international markets in 2023.
(2) Other includes FUMADERM, ADUHELM and QALSODY, which became commercially available in the U.S. during the second quarter of 2023.
We recognized revenue from two wholesalers accounting for 26.9% and 10.5% of gross product revenue for the three months ended September 30, 2023, and 27.1% and 9.1% of gross product revenue for the nine months ended September 30, 2023.
We recognized revenue from two wholesalers accounting for 26.9% and 10.5% of gross product revenue for the three months ended September 30, 2022, and 26.8% and 10.7% of gross product revenue for the nine months ended September 30, 2022.
An analysis of the change in reserves for discounts and allowances is summarized as follows:

(In millions)	Discounts	Contractual Adjustments	Returns	Total
Balance, December 31, 2022	$153.8	$857.7	$23.5	$1,035.0
Current provisions relating to sales in current year	554.1	1,983.6	14.2	2,551.9
Adjustments relating to prior years	0.2	(24.5)	19.9	(4.4)
Payments/credits relating to sales in current year	(410.4)	(1,362.3)	(2.0)	(1,774.7)
Payments/credits relating to sales in prior years	(137.5)	(574.8)	(23.2)	(735.5)
Balance, September 30, 2023	$160.2	$879.7	$32.4	$1,072.3

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
The total reserves above, which are included in our condensed consolidated balance sheets, are summarized as follows:

(In millions)	As of September 30, 2023	As of December 31, 2022
Reduction of accounts receivable	$131.4	$143.4
Component of accrued expense and other	940.9	891.6
Total revenue-related reserves	$1,072.3	$1,035.0
Revenue from Anti-CD20 Therapeutic Programs
Revenue from anti-CD20 therapeutic programs is summarized in the table below. For the purposes of this footnote, we refer to RITUXAN and RITUXAN HYCELA collectively as RITUXAN.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In millions)	2023	2022	2023	2022
Royalty revenue on sales of OCREVUS	$319.1	$281.1	$928.2	$825.2
Biogen’s share of pre-tax profits in the U.S. for RITUXAN, GAZYVA and LUNSUMIO(1)	98.9	131.1	315.0	414.2
Other revenue from anti-CD20 therapeutic programs	2.9	4.7	10.6	13.2
Total revenue from anti-CD20 therapeutic programs	$420.9	$416.9	$1,253.8	$1,252.6

(1) LUNSUMIO became commercially available in the U.S. during the first quarter of 2023.
For additional information on our collaboration arrangements with Genentech, please read Note 19, Collaborative and Other Relationships, to our consolidated financial statements included in our 2022 Form 10-K.
Contract Manufacturing, Royalty and Other Revenue
Contract manufacturing, royalty and other revenue is summarized in the table below.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In millions)	2023	2022	2023	2022
Contract manufacturing revenue	$252.9	$114.2	$742.9	$242.9
Royalty and other revenue	51.3	15.3	38.3	50.6
Total contract manufacturing, royalty and other revenue	$304.2	$129.5	$781.2	$293.5
Contract Manufacturing Revenue
Contract manufacturing revenue primarily reflects amounts earned under contract manufacturing agreements with our strategic customers. During the first quarter of 2023 we began recognizing contract manufacturing revenue for LEQEMBI, upon accelerated approval of LEQEMBI in the U.S. Prior to accelerated approval, contract manufacturing amounts related to LEQEMBI were recognized in research and development expense within our condensed consolidated income statements.
Royalty and Other Revenue
Royalty and other revenue primarily reflects the royalties we receive from net sales on products related to patents that we have out-licensed, as well as royalty revenue on biosimilar products from our license arrangements with Samsung Bioepis and our 50.0% share of LEQEMBI product revenue, net and cost of sales, including royalties, as we are not the principal.
During the third quarter of 2023 we recorded a reclassification of $38.7 million in LEQEMBI collaboration costs from other revenue to selling, general and administrative expense within our condensed consolidated statements of income. We determined that this reclassification does not materially impact the current or previously issued condensed consolidated financial statements.
For additional information on our collaboration arrangements with Eisai and our license arrangements with Samsung Bioepis, please read Note 19, Collaborative and Other Relationships, to these condensed consolidated financial statements.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

Note 6:	Inventory
The components of inventory are summarized as follows:

(In millions)	As of September 30, 2023	As of December 31, 2022
Raw materials	$437.1	$413.2
Work in process	2,285.1	751.9
Finished goods	316.1	200.4
Total inventory	$3,038.3	$1,365.5

Balance Sheet Classification:
Inventory	$2,982.4	$1,344.4
Investments and other assets	55.9	21.1
Total inventory	$3,038.3	$1,365.5
During the third quarter of 2023 we recorded approximately $1.7 billion of acquired inventory related to SKYCLARYS as a result of our acquisition of Reata in September 2023. For additional information on our acquisition of Reata, please read Note 2, Acquisitions, to these condensed consolidated financial statements.
During the first quarter of 2022 we wrote-off approximately $275.0 million of inventory related to ADUHELM, as a result of the final NCD, which was recognized in cost of sales within our condensed consolidated statements of income for the nine months ended September 30, 2022. We recognized approximately $136.0 million related to Eisai's 45.0% share of these charges in collaboration profit sharing/(loss reimbursement) within our condensed consolidated statements of income for the nine months ended September 30, 2022. As of September 30, 2023 and December 31, 2022, the carrying value of our ADUHELM inventory was immaterial.
For additional information on our collaboration arrangements with Eisai, please read Note 19, Collaborative and Other Relationships, to these condensed consolidated financial statements.

Note 7:	Intangible Assets and Goodwill
Intangible Assets
Intangible assets, net of accumulated amortization, impairment charges and adjustments are summarized as follows:

		As of September 30, 2023			As of December 31, 2022
(In millions)	Estimated Life	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Completed technology	4-28 years	$11,053.8	$(5,793.2)	$5,260.6	$7,415.3	$(5,629.2)	$1,786.1
In-process research and development	Indefinite until commercialization	1,920.0	—	1,920.0	—	—	—
Priority review voucher	Indefinite	100.0	—	100.0	—	—	—
Trademarks and trade names	Indefinite	64.0	—	64.0	64.0	—	64.0
Total intangible assets		$13,137.8	$(5,793.2)	$7,344.6	$7,479.3	$(5,629.2)	$1,850.1
Amortization and Impairments
For the three and nine months ended September 30, 2023, amortization and impairment of acquired intangible assets totaled $60.9 million and $164.0 million, respectively, compared to $56.5 million and $190.9 million, respectively, in the prior year comparative periods. For the three and nine months ended September 30, 2023 and 2022, we had no impairment charges.
Completed Technology
Completed technology primarily relates to our other marketed products and programs acquired through asset acquisitions, licenses and business combinations. In connection with our acquisition of Reata in September 2023 we acquired SKYCLARYS, a commercially-approved product in the U.S., with an estimated fair value of approximately

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
$3.6 billion.
IPR&D Related to Business Combinations
IPR&D represents the fair value assigned to research and development assets that we acquired as part of a business combination and had not yet reached technological feasibility at the date of acquisition. Upon commercialization, we will determine the estimated useful life and amortize these amounts based upon an economic consumption method. IPR&D balances also include adjustments related to foreign currency exchange rate fluctuations. The carrying value associated with our IPR&D assets as of September 30, 2023, relates to the IPR&D programs we acquired in connection with our acquisition of Reata in September 2023 with an estimated fair value of approximately $1.9 billion.
Priority Review Voucher
In connection with our acquisition of Reata in September 2023 we acquired a rare pediatric disease priority review voucher that may be used to obtain priority review by the FDA for a future regulatory submission or sold to a third party. We recorded the priority review voucher based on its estimated fair value of $100.0 million as an intangible asset. The estimated fair value was based on recent external purchase and sale transactions of similar vouchers.
For additional information on our acquisition of Reata, please read Note 2, Acquisitions, to these condensed consolidated financial statements.
Estimated Future Amortization of Intangible Assets
The estimated future amortization of finite-lived intangible assets for the next five years is expected to be as follows:

(In millions)	As of September 30, 2023
2023 (remaining three months)	$75.0
2024	325.0
2025	430.0
2026	440.0
2027	435.0
2028	445.0
Goodwill
The following table provides a roll forward of the changes in our goodwill balance:

(In millions)	As of September 30, 2023
Goodwill, December 31, 2022	$5,749.0
Goodwill resulting from Reata acquisition	1,057.3
Other	1.2
Goodwill, September 30, 2023	$6,807.5
For additional information on our acquisition of Reata, please read Note 2, Acquisitions, to these condensed consolidated financial statements.
As of September 30, 2023, we had no accumulated impairment losses related to goodwill. Other includes adjustments related to foreign currency exchange rate fluctuations.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

Note 8:	Fair Value Measurements
The tables below present information about our assets and liabilities that are regularly measured and carried at fair value and indicate the level within the fair value hierarchy of the valuation techniques we utilized to determine such fair value:

	Fair Value Measurements on a Recurring Basis
	As of September 30, 2023
(In millions)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$1,920.4	$—	$1,920.4	$—
Marketable equity securities	413.6	413.6	—	—
Other current assets:
Receivable from Samsung BioLogics(1)	422.3	—	—	422.3
Derivative contracts	27.8	—	27.8	—
Other non-current assets:
Plan assets for deferred compensation	39.0	—	39.0	—
Derivative contracts	3.4	—	3.4	—
Total	$2,826.5	$413.6	$1,990.6	$422.3
Liabilities:
Derivative contracts	$37.5	$—	$37.5	$—
Total	$37.5	$—	$37.5	$—

(1) Represents the fair value of the current payment due from Samsung BioLogics as a result of the sale of our 49.9% equity interest in Samsung Bioepis to Samsung BioLogics during the second quarter of 2022, for which we elected the fair value option. For additional information on the sale of our equity interest in Samsung Bioepis, please read Note 3, Dispositions, to these condensed consolidated financial statements.
During the third quarter of 2023 we sold all of our marketable debt securities and used the proceeds to partially fund our acquisition of Reata. For additional information on our acquisition of Reata, please read Note 2, Acquisitions, to these condensed consolidated financial statements.

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

(1) Represents the fair value of the current and non-current payments due from Samsung BioLogics as a result of the sale of our 49.9% equity interest in Samsung Bioepis to Samsung BioLogics during the second quarter of 2022, for which we elected the fair value option. For additional information on the sale of our equity interest in Samsung Bioepis, please read Note 3, Dispositions, to these condensed consolidated financial statements.
Our marketable equity securities represent investments in publicly traded equity securities. Our ability to liquidate our investments in Denali, Sage and Sangamo may be limited by the size of our interest, the volume of market related activity, our concentrated level of ownership and potential restrictions resulting from our status as a collaborator. Therefore, we may realize significantly less than the current value of such investments.
For additional information on our investments in Denali, Sangamo and Sage common stock, please read Note 19, Collaborative and Other Relationships, to our consolidated financial statements included in our 2022 Form 10-K.
There have been no material impairments of our assets measured and carried at fair value as of September 30, 2023 and December 31, 2022. In addition, there have been no changes to our valuation techniques as of September 30, 2023 and December 31, 2022.
For a description of our validation procedures related to prices provided by third-party pricing services and our option pricing valuation model, please read Note 1, Summary of Significant Accounting Policies - Fair Value Measurements, to our consolidated financial statements included in our 2022 Form 10-K.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
Level 3 Assets and Liabilities Held at Fair Value
There were no transfers of assets or liabilities into or out of Level 3 as of September 30, 2023 and December 31, 2022.
Contingent Consideration Obligations
In connection with our acquisition of Convergence, we agreed to make additional payments based upon the achievement of certain milestone events. The following table provides a roll forward of the fair value of our contingent consideration obligations, which were classified as Level 3 measurements:

(In millions)	For the Three Months Ended September 30, 2022	For the Nine Months Ended September 30, 2022
Fair value, beginning of period	$197.5	$209.1
Changes in fair value	(2.1)	(13.7)
Fair value, end of period	$195.4	$195.4
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
For the three and nine months ended September 30, 2022, the changes in fair value of our contingent consideration obligations were primarily due to increases in the discount rates used to revalue these obligations and delays in the expected timing of the achievement of certain remaining developmental milestones related to our vixotrigine programs.
Financial Instruments Not Carried at Fair Value
Other Financial Instruments
Due to the short-term nature of certain financial instruments, the carrying value reflected in our condensed consolidated balance sheets for current accounts receivable, due from anti-CD20 therapeutic programs, other current assets, accounts payable and accrued expense and other, approximates fair value.
Debt Instruments
The fair and carrying values of our senior notes debt instruments, which are Level 2 liabilities, are summarized as follows:

	As of September 30, 2023		As of December 31, 2022
(In millions)	Fair Value	Carrying Value	Fair Value	Carrying Value
4.050% Senior Notes due September 15, 2025	$1,689.6	$1,746.2	$1,699.9	$1,744.7
2.250% Senior Notes due May 1, 2030	1,196.2	1,493.6	1,219.0	1,492.9
5.200% Senior Notes due September 15, 2045	972.7	1,100.5	1,033.2	1,100.3
3.150% Senior Notes due May 1, 2050	909.2	1,474.2	989.0	1,473.8
3.250% Senior Notes due February 15, 2051	430.8	471.9	469.1	469.3
Total	$5,198.5	$6,286.4	$5,410.2	$6,281.0
The fair values of each of our series of Senior Notes were determined through market, observable and corroborated sources. The changes in the fair values of our Senior Notes as of September 30, 2023, compared to December 31, 2022, are primarily related to increases in U.S. treasury yields partially offset by a decrease in credit spreads used to value our Senior Notes since December 31, 2022. For additional information related to our Senior Notes, please read Note 13, Indebtedness, to our consolidated financial statements included in our 2022 Form 10-K.
In connection with our acquisition of Reata we drew $1.0 billion on term loans under our term loan credit agreement. As of September 30, 2023, the fair value of our term loans outstanding approximate book value based on the current borrowing rates available. For additional information on our term loan credit agreement, please read Note 13, Indebtedness, to these condensed consolidated financial statements.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

Note 9:	Financial Instruments
The following table summarizes our financial assets with maturities of less than 90 days from the date of purchase included in cash and cash equivalents in our condensed consolidated balance sheets:

(In millions)	As of September 30, 2023	As of December 31, 2022
Commercial paper	$—	$177.2
Overnight reverse repurchase agreements	—	59.0
Money market funds	1,920.4	2,581.5
Short-term debt securities	—	29.9
Total	$1,920.4	$2,847.6
The carrying values of our commercial paper, including accrued interest, overnight reverse repurchase agreements, money market funds and short-term debt securities approximate fair value due to their short-term maturities.
We partially funded our Reata acquisition through available cash, cash equivalents and marketable securities. As of September 30, 2023, we have sold all of our marketable debt securities. For additional information on our acquisition of Reata, please read Note 2, Acquisitions, to these condensed consolidated financial statements.
Our marketable equity securities gains (losses) are recorded in other (income) expense, net in our condensed consolidated statements of income. The following tables summarize our marketable debt and equity securities, classified as available-for-sale:

	As of September 30, 2023
(In millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable equity securities
Marketable equity securities, non-current	$993.3	$—	$(579.7)	$413.6
Total marketable equity securities	$993.3	$—	$(579.7)	$413.6

	As of December 31, 2022
(In millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable debt securities
Corporate debt securities:
Current	$936.2	$—	$(4.9)	$931.3
Non-current	305.3	0.1	(5.1)	300.3
Government securities:
Current	547.1	0.1	(5.0)	542.2
Non-current	271.4	—	(3.3)	268.1
Mortgage and other asset backed securities:
Current	—	—	—	—
Non-current	139.1	0.1	(1.9)	137.3
Total marketable debt securities	$2,199.1	$0.3	$(20.2)	$2,179.2

Marketable equity securities
Marketable equity securities, non-current	$1,133.8	$—	$(342.7)	$791.1
Total marketable equity securities	$1,133.8	$—	$(342.7)	$791.1

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
Summary of Contractual Maturities: Available-for-Sale Debt Securities
The estimated fair value and amortized cost of our marketable debt securities classified as available-for-sale by contractual maturity are summarized as follows:

	As of December 31, 2022
(In millions)	Estimated Fair Value	Amortized Cost
Due in one year or less	$1,473.5	$1,483.3
Due after one year through five years	694.4	703.7
Due after five years	11.3	12.1
Total marketable debt securities	$2,179.2	$2,199.1
The average maturity of our marketable debt securities classified as available-for-sale as of December 31, 2022, was approximately 8 months.
Proceeds from Marketable Debt Securities
The proceeds from maturities and sales of marketable debt securities and resulting realized gains and losses are summarized as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In millions)	2023	2022	2023	2022
Proceeds from maturities and sales	$5,698.6	$1,643.2	$7,380.8	$3,104.7
Realized gains	1.0	—	1.4	—
Realized losses	16.3	7.9	18.4	9.3
Realized losses for the three and nine months ended September 30, 2023, primarily relate to sales of U.S. treasuries and corporate bonds. Realized losses for the three and nine months ended September 30, 2022, primarily relate to sales of corporate bonds, agency mortgage-backed securities and other asset-backed securities.
During the third quarter of 2023 we sold all of our marketable debt securities and used the proceeds to partially fund our acquisition of Reata. For additional information on our acquisition of Reata, please read Note 2, Acquisitions, to these condensed consolidated financial statements.
Strategic Investments
Our strategic investment portfolio includes investments in equity securities of certain biotechnology companies, which are reflected within our disclosures included in Note 8, Fair Value Measurements, to these condensed consolidated financial statements, as well as venture capital funds where the underlying investments are in equity securities of certain biotechnology companies and non-marketable equity securities.
As of September 30, 2023 and December 31, 2022, our strategic investment portfolio was comprised of investments totaling $465.5 million and $846.0 million, respectively, which are included in investments and other assets in our condensed consolidated balance sheets.
The decrease in our strategic investment portfolio as of September 30, 2023, was primarily due to the decrease in the fair value of our investments in Denali, Sangamo and Sage common stock. Additionally, we sold a portion of our Sangamo common stock during the third quarter of 2023.
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
Foreign currency forward contracts and foreign currency options in effect as of September 30, 2023 and December 31, 2022, had durations of 1 to 15 months and 1 to 12 months, respectively. These contracts have been designated as cash flow hedges and unrealized gains and losses on the portion of these foreign currency forward contracts and foreign currency options that are included in the effectiveness test are reported in AOCI. Realized gains and losses of such contracts and options are recognized in revenue when the sale of product in the currency being hedged is recognized and in operating expense when the expense in the currency being hedged is recorded. We recognize all cash flow hedge reclassifications from AOCI and fair value changes of excluded portions in the same line item in our condensed consolidated statements of income that have been impacted by the hedged item.
The notional amount of foreign currency forward contracts and foreign currency options that were entered into to hedge forecasted revenue and operating expense is summarized as follows:

	Notional Amount
(In millions)	As of September 30, 2023	As of December 31, 2022
Euro	$1,006.5	$1,495.5
British pound	43.5	162.8
Swiss franc	78.7	—
Canadian dollar	15.4	57.2
Total foreign currency forward contracts and options	$1,144.1	$1,715.5
The pre-tax portion of the fair value of these foreign currency forward contracts and foreign currency options that were included in AOCI in total equity is summarized as follows:

(In millions)	As of September 30, 2023	As of December 31, 2022
Unrealized gains	$19.0	$29.9
Unrealized (losses)	(7.5)	(21.3)
Net unrealized gains (losses)	$11.5	$8.6
We expect the net unrealized gains of approximately $11.5 million to be settled over the next 15 months, of which approximately $7.9 million of these net unrealized gains are expected to be settled over the next 12 months, with any amounts in AOCI to be reported as an adjustment to revenue or operating expense. We consider the impact of our and our counterparties’ credit risk on the fair value of the contracts as well as the ability of each party to execute its contractual obligations. As of September 30, 2023 and December 31, 2022, credit risk did not materially change the fair value of our foreign currency forward contracts and forward currency options.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
The following tables summarize the effect of foreign currency forward contracts and forward currency options designated as hedging instruments in our condensed consolidated statements of income:

For the Three Months Ended September 30,
Net Gains/(Losses) Reclassified from AOCI into Operating Income			Net Gains/(Losses) Recognized in Operating Income
Location	2023	2022	Location	2023	2022
Revenue	$(1.7)	$77.7	Revenue	$(2.1)	$6.6
Operating expense	1.2	(0.8)	Operating expense	0.9	(0.1)

For the Nine Months Ended September 30,
Net Gains/(Losses) Reclassified from AOCI into Operating Income			Net Gains/(Losses) Recognized in Operating Income
Location	2023	2022	Location	2023	2022
Revenue	$18.3	$143.2	Revenue	$(1.5)	$(0.8)
Operating expense	2.1	(3.5)	Operating expense	(2.0)	(0.4)
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
In order to mitigate the currency fluctuations between the U.S. dollar and South Korean won, we entered into foreign currency forward contracts. These contracts were designated as net investment hedges. In April 2022 we completed the sale of our 49.9% equity interest in Samsung Bioepis to Samsung BioLogics and closed these foreign currency forward contracts. Upon completing this sale, the cumulative gains on our net investment hedges of $57.0 million were reclassified from AOCI and reflected within the total pre-tax gain recognized from the sale, which was recorded in other (income) expense, net in our condensed consolidated statements of income. For additional information on the sale of our equity interest in Samsung Bioepis, please read Note 3, Dispositions, to these condensed consolidated financial statements.
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

(1) Beginning in the second quarter of 2022 we no longer held net investment hedges as they were closed with the sale of our 49.9% equity interest in Samsung Bioepis in April 2022. For additional information on the sale of our equity interest in Samsung Bioepis, please read Note 3, Dispositions, to these condensed consolidated financial statements.
For additional information on our collaboration arrangements with Samsung Bioepis, please read Note 19, Collaborative and Other Relationships, to these condensed consolidated financial statements.
Foreign Currency Forward Contracts - Other Derivative Instruments
We also enter into other foreign currency forward contracts, usually with durations of one month or less, to mitigate the foreign currency risk related to certain balance sheet positions. We have not elected hedge accounting for these transactions.
The aggregate notional amount of these outstanding foreign currency forward contracts was $1,340.8 million and $1,238.8 million as of September 30, 2023 and December 31, 2022, respectively. Net losses of $22.6 million and $28.0 million related to these contracts were recorded as a component of other (income) expense, net for the three

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
and nine months ended September 30, 2023, respectively, compared to net losses of $36.5 million and $85.8 million, respectively, in the prior year comparative periods.
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
The following table summarizes the fair value and presentation in our condensed consolidated balance sheets of our outstanding derivative instruments, including those designated as hedging instruments:

(In millions)	Balance Sheet Location	As of September 30, 2023	As of December 31, 2022
Cash Flow Hedging Instruments:
Asset derivative instruments	Other current assets	$20.8	$37.9
	Investments and other assets	3.4	—
Liability derivative instruments	Accrued expense and other	5.4	18.4

Other Derivative Instruments:
Asset derivative instruments	Other current assets	7.0	25.1
Liability derivative instruments	Accrued expense and other	32.1	7.6

Note 11:	Property, Plant and Equipment
Property, plant and equipment are recorded at historical cost, net of accumulated depreciation. Accumulated depreciation on property, plant and equipment was $2,342.7 million and $2,165.7 million as of September 30, 2023 and December 31, 2022, respectively. For the three and nine months ended September 30, 2023, depreciation expense totaled $64.1 million and $190.7 million, respectively, compared to $64.2 million and $207.7 million, respectively, in the prior year comparative periods.
Solothurn, Switzerland Manufacturing Facility
In order to support our future growth and drug development pipeline, we are nearing completion of a large-scale biologics manufacturing facility in Solothurn, Switzerland. This facility will include 393,000 square feet related to a large-scale biologics manufacturing facility, 290,000 square feet of warehouse, utilities and support space and 51,000 square feet of administrative space. As of September 30, 2023 and December 31, 2022, we had approximately $742.0 million and $711.1 million, respectively, capitalized as construction in progress related to this facility. In the second quarter of 2021 a portion of the facility (the first manufacturing suite) received a GMP multi-product license from the SWISSMEDIC and was placed into service. Solothurn has been approved for the manufacture of ADUHELM and LEQEMBI by the FDA. We estimate the second manufacturing suite will be operational by the end of 2023.
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

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

Note 12:	Leases
6100 Legacy Drive Lease
In connection with our acquisition of Reata we assumed responsibility for a single-tenant, build-to-suit building of approximately 327,400 square feet of office and laboratory space located in Plano, Texas, with an initial lease term of 16 years. We recorded a lease liability of approximately $151.8 million, which represents the net present value of rental expense over the remaining lease term of approximately 15 years, with a corresponding right-of-use asset of approximately $122.4 million, which represents our estimate of the fair value for a market participant of the current rental market in the Dallas, Texas area. Included in our estimate of the market rental rate is the value of any leasehold improvements or tenant allowances related to the building. We do not intend to occupy this building and are evaluating opportunities to sublease the property.
For additional information on our acquisition of Reata, please read Note 2, Acquisitions, to these condensed consolidated financial statements.
125 Broadway Building Sale and Leaseback Transaction
In connection with the sale of our 125 Broadway building during the third quarter of 2022, we simultaneously leased back the building for a term of approximately 5.5 years, which resulted in the recognition of approximately $168.2 million in a new lease liability and right-of-use asset recorded within our condensed consolidated balance sheets as of December 31, 2022. The sale and immediate leaseback of this building qualified for sale and leaseback treatment and is classified as an operating lease. For additional information on the sale of our 125 Broadway building, please read Note 11, Property, Plant and Equipment, to these condensed consolidated financial statements.
300 Binney Street Lease Modification
In September 2022 we entered into an agreement to partially terminate a portion of our lease located at 300 Binney Street, as well as to reduce the lease term for the majority of the remaining space. The agreement was driven by our 2022 efforts to reduce costs by consolidating real estate locations. The transaction was treated as a lease modification as of the effective date and resulted in the derecognition of a right-of-use asset of approximately $47.4 million and lease liability of approximately $52.7 million, which resulted in a gain of approximately $5.3 million, which was recorded within restructuring charges in our condensed consolidated statements of income for the three and nine months ended September 30, 2022.

Note 13:	Indebtedness
Term Loan Credit Agreement
In connection with our acquisition of Reata in September 2023 we entered into a $1.5 billion term loan credit agreement. On the closing date of the Reata acquisition we drew $1.0 billion from the term loan, comprised of a $500.0 million floating rate 364-day tranche and a $500.0 million floating rate three-year tranche. The remaining unused commitment of $500.0 million was terminated. As of September 30, 2023, we had $1.0 billion outstanding under the term loan credit agreement, of which $500.0 million was outstanding under the 364-day tranche and $500.0 million outstanding under the three-year tranche.
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
Share Repurchases
In October 2020 our Board of Directors authorized our 2020 Share Repurchase Program, which is a program to repurchase up to $5.0 billion of our common stock. Our 2020 Share Repurchase Program does not have an expiration date. All share repurchases under our 2020 Share Repurchase Program will be retired. Under our 2020 Share Repurchase Program, we repurchased and retired approximately 1.2 million and 3.6 million shares of our common stock at a cost of approximately $250.0 million and $750.0 million during the three and nine months ended September 30, 2022, respectively. There were no share repurchases of our common stock during the three and nine months ended September 30, 2023. Approximately $2.1 billion remained available under our 2020 Share Repurchase Program as of September 30, 2023.
Accumulated Other Comprehensive Income (Loss)
The following tables summarize the changes in AOCI, net of tax by component:

	September 30, 2023
(In millions)	Unrealized Gains (Losses) on Securities Available for Sale, Net of Tax	Unrealized Gains (Losses) on Cash Flow Hedges, Net of Tax	Unrealized Gains (Losses) on Pension Benefit Obligation, Net of Tax	Currency Translation Adjustments	Total
Balance, December 31, 2022	$(15.7)	$15.1	$(1.1)	$(163.2)	$(164.9)
Other comprehensive income (loss) before reclassifications	2.3	18.9	0.6	(11.8)	10.0
Amounts reclassified from AOCI	13.4	(17.8)	—	—	(4.4)
Net current period other comprehensive income (loss)	15.7	1.1	0.6	(11.8)	5.6
Balance, September 30, 2023	$—	$16.2	$(0.5)	$(175.0)	$(159.3)

	September 30, 2022
(In millions)	Unrealized Gains (Losses) on Securities Available for Sale, Net of Tax	Unrealized Gains (Losses) on Cash Flow Hedges, Net of Tax	Gains (Losses) on Net Investment Hedges, Net of Tax(1)	Unrealized Gains (Losses) on Pension Benefit Obligation, Net of Tax	Currency Translation Adjustments	Total
Balance, December 31, 2021	$(2.2)	$53.8	$25.5	$(44.8)	$(139.0)	$(106.7)
Other comprehensive income (loss) before reclassifications	(26.4)	204.5	12.6	4.2	(154.5)	40.4
Amounts reclassified from AOCI	7.4	(125.5)	(38.1)	—	58.9	(97.3)
Net current period other comprehensive income (loss)	(19.0)	79.0	(25.5)	4.2	(95.6)	(56.9)
Balance, September 30, 2022	$(21.2)	$132.8	$—	$(40.6)	$(234.6)	$(163.6)

(1) Beginning in the second quarter of 2022 we no longer held net investment hedges as they were closed with the sale of our 49.9% equity interest in Samsung Bioepis in April 2022. For additional information on the sale of our equity interest in Samsung Bioepis, please read Note 3, Dispositions, to these condensed consolidated financial statements.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
The following table summarizes the amounts reclassified from AOCI:

(In millions)	Amounts Reclassified from AOCI				Income Statement Location
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Gains (losses) on securities available for sale	$(15.2)	$(8.0)	$(17.0)	$(9.4)	Other (income) expense
	3.2	1.7	3.6	2.0	Income tax (benefit) expense

Gains (losses) on cash flow hedges	(1.7)	77.7	18.3	143.2	Revenue
	1.2	(0.8)	2.1	(3.5)	Operating expense
	(0.1)	—	(0.3)	(0.2)	Other (income) expense
	—	(7.8)	(2.3)	(14.0)	Income tax (benefit) expense

Gains (losses) on net investment hedges(1)	—	—	—	38.1	Other (income) expense

Currency translation adjustments	—	—	—	(58.9)	Other (income) expense
Total reclassifications, net of tax	$(12.6)	$62.8	$4.4	$97.3

(1) Beginning in the second quarter of 2022 we no longer held net investment hedges as they were closed with the sale of our 49.9% equity interest in Samsung Bioepis in April 2022. For additional information on the sale of our equity interest in Samsung Bioepis, please read Note 3, Dispositions, to these condensed consolidated financial statements.

Note 15:	Earnings per Share
Basic and diluted shares outstanding used in our earnings per share calculation are calculated as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In millions)	2023	2022	2023	2022
Numerator:
Net income (loss) attributable to Biogen Inc.	$(68.1)	$1,134.7	$911.4	$2,496.5
Denominator:
Weighted average number of common shares outstanding	144.8	144.4	144.7	145.8
Effect of dilutive securities:
Time-vested restricted stock units	—	0.3	0.7	0.3
Performance stock units settled in stock	—	0.1	0.1	0.1
Dilutive potential common shares	—	0.4	0.8	0.4
Shares used in calculating diluted earnings per share	144.8	144.8	145.5	146.2
Amounts excluded from the calculation of net income (loss) per diluted share because their effects were anti-dilutive were insignificant.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

Note 16:	Share-Based Payments
Share-based Compensation Expense
The following table summarizes share-based compensation expense included in our condensed consolidated statements of income:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In millions)	2023	2022	2023	2022
Research and development	$217.1	$24.5	$276.3	$72.6
Selling, general and administrative	234.9	46.5	333.4	129.3
Subtotal	452.0	71.0	609.7	201.9
Capitalized share-based compensation costs	(2.6)	(2.0)	(8.5)	(7.1)
Share-based compensation expense included in total cost and expense	449.4	69.0	601.2	194.8
Income tax effect	(98.5)	(13.0)	(126.5)	(36.0)
Share-based compensation expense included in net income (loss) attributable to Biogen Inc.	$350.9	$56.0	$474.7	$158.8
In connection with our acquisition of Reata in September 2023 we recognized Reata equity-based compensation expense, inclusive of employer taxes, of approximately $393.4 million attributable to the post-acquisition service period, of which $196.4 million was recognized as a charge to selling, general and administrative expense with the remaining $197.0 million as a charge to research and development expense within our condensed consolidated statements of income for the three and nine months ended September 30, 2023. These amounts were associated with the accelerated vesting of stock options and RSUs previously granted to Reata employees and required no future services to vest. For additional information on our acquisition of Reata, please read Note 2, Acquisitions, to these condensed consolidated financial statements.
The following table summarizes share-based compensation expense associated with each of our share-based compensation programs:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In millions)	2023	2022	2023	2022
Market stock units	$0.7	$4.0	$4.2	$11.4
Time-vested restricted stock units	53.4	48.7	175.0	150.4
Performance stock units settled in stock	7.8	10.5	27.1	22.1
Performance stock units settled in cash	0.1	5.4	4.8	7.9
Employee stock purchase plan	2.0	2.4	8.8	10.1
Stock options(1)	1.0	—	2.8	—
Reata equity awards(2)	387.0	—	387.0	—
Subtotal	452.0	71.0	609.7	201.9
Capitalized share-based compensation costs	(2.6)	(2.0)	(8.5)	(7.1)
Share-based compensation expense included in total cost and expense	$449.4	$69.0	$601.2	$194.8

(1) During the fourth quarter of 2022 we granted stock options. For additional information, please read Note 16, Share-Based Payments, to our consolidated financial statements included in our 2022 Form 10-K.
(2) Relates to the Reata equity-based compensation expense attributable to the post-acquisition service period, associated with the accelerated vesting of stock options and RSUs previously granted to Reata employees and required no future services to vest. For additional information on our acquisition of Reata, please read Note 2, Acquisitions, to these condensed consolidated financial statements.
We estimate the fair value of our obligations associated with our performance stock units settled in cash at the end of each reporting period through expected settlement. Cumulative adjustments to these obligations are recognized each quarter to reflect changes in the stock price and estimated outcome of the performance-related conditions.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

Note 17:	Income Taxes
Inflation Reduction Act
In August 2022 the IRA was signed into law in the U.S. The IRA introduced new tax provisions, including a 15.0% corporate alternative minimum tax and a 1.0% excise tax on stock repurchases. The provisions of the IRA are effective for periods after December 31, 2022. The IRA did not result in any material adjustments to our income tax provision or other income tax balances as of September 30, 2023 and December 31, 2022. Preliminary guidance has been issued by the IRS and we expect additional guidance and regulations to be issued in future periods. We will continue to assess its potential impact on our business and results of operations as further information becomes available.
Tax Rate
A reconciliation between the U.S. federal statutory tax rate and our effective tax rate is summarized as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Statutory rate	21.0%	21.0%	21.0%	21.0%
State taxes	(1.3)	1.9	1.6	1.1
Taxes on foreign earnings	2.6	(3.4)	(6.1)	(4.4)
Tax credits	24.6	(1.4)	(7.7)	(1.5)
Purchased intangible assets	(2.3)	0.1	0.7	0.2
GILTI	14.8	0.8	(1.7)	0.5
Sale of Samsung Bioepis	—	(0.8)	—	(1.9)
Litigation settlement agreement	—	(1.2)	—	3.1
Neurimmune tax impacts	(0.1)	—	—	2.8
International reorganization	—	—	—	(1.7)
Other, including permanent items	(7.7)	0.2	1.4	0.2
Effective tax rate	51.6%	17.2%	9.2%	19.4%
The effective tax rate for the three months ended September 30, 2023, reflects a tax benefit of $72.9 million recognized as a result of a pretax loss from operations of $141.2 million recorded during the third quarter of 2023, which was driven, in part, by the impact of the non-cash changes in the value of our equity investments and Reata acquisition-related expenses. For all other periods presented, the effective tax rates reflect tax expense on pretax income from operations in the respective periods.
Changes in Tax Rate
For the three months ended September 30, 2023, compared to the same period in 2022, the change in our effective tax rate was driven by the impact of the non-cash changes in the value of our equity investments and Reata acquisition-related expenses.
For the nine months ended September 30, 2023, compared to the same period in 2022, our effective tax rate, in addition to the items noted above, was also impacted by the combined net unfavorable tax rate impacts in 2022 related to a litigation settlement agreement, the sale of our equity interest in Samsung Bioepis, the impact of a Neurimmune valuation allowance and an international reorganization to align with global tax developments. The change also benefits from the resolution of an uncertain tax matter during the first quarter of 2023 related to tax credits.
For additional information on our acquisition of Reata, please read Note 2, Acquisitions, to these condensed consolidated financial statements.
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
It is reasonably possible that we will adjust the value of our uncertain tax positions related to certain transfer pricing, collaboration matters, withholding taxes and other issues as we receive additional information from various taxing authorities, including reaching settlements with such authorities.
We estimate that it is reasonably possible that our gross unrecognized tax benefits, exclusive of interest, could decrease by up to approximately $460.0 million, including approximately $450.0 million related to the unrecognized tax benefits related to Neurimmune's tax basis in ADUHELM, as discussed above, in the next 12 months as a result of various audit closures, settlements and expiration of the statute of limitations. Any changes to our gross unrecognized tax benefits related to Neurimmune's tax basis in ADUHELM would result in a zero net impact to net income attributable to Biogen, Inc., as we have recorded a full valuation allowance against the relevant deferred tax assets.

Note 18:	Other Consolidated Financial Statement Detail
Other (Income) Expense, Net
Components of other (income) expense, net, are summarized as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In millions)	2023	2022	2023	2022
Gain on sale of equity interest in Samsung Bioepis(1)	$—	$—	$—	$(1,505.4)
Litigation settlement agreement	—	—	—	900.0
Interest income	(95.9)	(23.9)	(252.7)	(39.4)
Interest expense	63.8	59.9	175.4	191.8
(Gains) losses on investments, net	317.3	(101.8)	289.6	167.5
Foreign exchange (gains) losses, net	11.4	11.5	30.8	39.0
Other, net	3.4	(1.7)	5.1	25.2
Total other (income) expense, net	$300.0	$(56.0)	$248.2	$(221.3)

(1) Reflects the pre-tax gain, net of transaction costs, recognized from the sale of our 49.9% equity interest in Samsung Bioepis to Samsung BioLogics in April 2022. For additional information on the sale of our equity interest in Samsung Bioepis, please read Note 3, Dispositions, to these condensed consolidated financial statements.
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
The following table summarizes our (gains) losses on investments, net that relate to our equity securities held during the following periods:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In millions)	2023	2022	2023	2022
Net (gains) losses recognized on equity securities	$302.0	$(109.8)	$273.6	$158.1
Less: Net (gains) losses realized on equity securities	4.4	(0.5)	5.3	—
Net unrealized (gains) losses recognized on equity securities	$297.6	$(109.3)	$268.3	$158.1

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
The net unrealized losses recognized during the three months ended September 30, 2023, primarily reflect a decrease in the aggregate fair value of our investments in Sage, Denali and Sangamo common stock of approximately $295.6 million.
The net unrealized gains recognized during the three months ended September 30, 2022, primarily reflect an increase in the aggregate fair value of our investments in Sage, Ionis, Sangamo and Denali common stock of approximately $112.5 million.
The net unrealized losses recognized during the nine months ended September 30, 2023, primarily reflect a decrease in the aggregate fair value of our investments in Sage, Denali, Sangamo and Ionis common stock of approximately $265.0 million.
The net unrealized losses recognized during the nine months ended September 30, 2022, primarily reflect a decrease in the aggregate fair value of our investments in Denali and Sangamo common stock of approximately $198.0 million, partially offset by an increase in the fair value of Ionis and Sage common stock of approximately $52.2 million.
Accrued Expense and Other
Accrued expense and other consists of the following:

(In millions)	As of September 30, 2023	As of December 31, 2022
Reata acquisition-related accrued expense	$1,407.0	$—
Revenue-related reserves for discounts and allowances	940.9	891.6
Employee compensation and benefits	276.7	395.6
Collaboration expense	298.3	277.9
Royalties and licensing fees	202.8	209.4
Other	712.7	746.9
Total accrued expense and other	$3,838.4	$2,521.4
Reata Acquisition-Related Accrued Expense
In connection with our acquisition of Reata we accrued approximately $983.9 million related to Reata's outstanding equity awards, inclusive of employer taxes, of which approximately $980.0 million was subsequently paid in October 2023. As of September 30, 2023, this amount was included within accrued expense and other within our condensed consolidated balance sheets. Additionally, we assumed a payable to Blackstone of approximately $300.0 million related to a one-time contract termination fee to eliminate potential future royalty obligations related to SKYCLARYS, which was triggered as part of the change in control provision under Reata's funding agreement with Blackstone. Payment to Blackstone is expected to be made in November 2023. For additional information on our acquisition of Reata, please read Note 2, Acquisitions, to these condensed consolidated financial statements.
Other Long-term Liabilities
Other long-term liabilities were $747.9 million and $944.2 million as of September 30, 2023 and December 31, 2022, respectively, and included accrued income taxes totaling $393.8 million and $541.7 million, respectively.

Note 19:	Collaborative and Other Relationships
Genentech, Inc. (Roche Group)
We have certain business and financial rights with respect to RITUXAN for the treatment of non-Hodgkin's lymphoma, CLL and other conditions; RITUXAN HYCELA for the treatment of non-Hodgkin's lymphoma and CLL; GAZYVA for the treatment of CLL and follicular lymphoma; OCREVUS for the treatment of PPMS and RMS; LUNSUMIO (mosunetuzumab), for the treatment of relapsed or refractory follicular lymphoma, which was granted accelerated approval in the U.S. during the fourth quarter of 2022; COLUMVI (glofitamab), a bispecific antibody for the treatment of non-Hodgkin's lymphoma, which was granted accelerated approval by the FDA during the second quarter of 2023; and have the option to add other potential anti-CD20 therapies, pursuant to our collaboration arrangements with Genentech, a wholly-owned member of the Roche Group. For purposes of this footnote, we refer to RITUXAN and RITUXAN HYCELA collectively as RITUXAN.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
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

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
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
Eisai Co., Ltd.
During the first quarter of 2023 we accrued a $31.0 million payable to Eisai related to the termination of an agreement whereby Eisai co-promoted or distributed our MS products in certain Asia-Pacific markets and settings. This termination fee is included in selling, general and administrative expense in our condensed consolidated statements of income for the nine months ended September 30, 2023.
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

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
In July 2023 the FDA granted traditional approval of LEQEMBI. Prior to receiving traditional approval, LEQEMBI had been granted accelerated approval by the FDA in January 2023, at which time it became commercially available in the U.S. Additionally, in September 2023 the Japanese Ministry of Health, Labor and Welfare approved LEQEMBI in Japan.
Upon commercialization of LEQEMBI, we began recognizing our 50.0% share of LEQEMBI product revenue, net and cost of sales, including royalties, within other revenue in our condensed consolidated income statements, as we are not the principal.
During the third quarter of 2023 we recorded a reclassification of $38.7 million in LEQEMBI collaboration costs from other revenue to selling, general and administrative expense within our condensed consolidated statements of income. We determined that this reclassification does not materially impact the current or previously issued condensed consolidated financial statements. Our share of LEQEMBI development expense will continue to be recorded within research and development expense in our condensed consolidated income statements.
A summary of development and sales and marketing expense related to the LEQEMBI Collaboration is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In millions)	2023	2022	2023	2022
Total development expense incurred by the collaboration related to the advancement of LEQEMBI	$88.5	$109.3	$282.6	$264.9
Biogen's share of the LEQEMBI Collaboration development expense reflected in research and development expense in our condensed consolidated statements of income	44.3	54.7	141.3	132.5
Total sales and marketing expense incurred by the LEQEMBI Collaboration	163.4	29.0	191.0	68.3
Biogen's share of the LEQEMBI Collaboration sales and marketing expense reflected in selling, general and administrative expense in our condensed consolidated statements of income	81.7	14.5	95.5	34.2
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
A summary of development expense and sales and marketing expense related to our initial ADUHELM Collaboration Agreement is as follows:

	For the Three Months Ended September 30,	For the Nine Months Ended September 30,
(In millions)	2022	2022
Total ADUHELM Collaboration development expense	$34.6	$116.0
Biogen's share of ADUHELM Collaboration development expense reflected in research and development expense in our condensed consolidated statements of income	19.0	63.8
Total sales and marketing expense incurred by the ADUHELM Collaboration Agreement	(8.0)	127.8
Biogen's share of ADUHELM Collaboration sales and marketing expense reflected in selling, general and administrative expense and collaboration profit sharing/(loss reimbursement) in our condensed consolidated statements of income	(3.9)	68.1

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
ADUHELM Co-promotion Profits and Losses
Under our initial ADUHELM Collaboration Agreement, we recognized revenue on sales of ADUHELM in the U.S. to third parties as a component of product revenue in our condensed consolidated statements of income. We also recorded the related cost of revenue and sales and marketing expense in our condensed consolidated statements of income as these costs were incurred. Payments made to and received from Eisai for its 45.0% share of the co-promotion profits or losses in the U.S. were recognized in collaboration profit sharing/(loss reimbursement) in our condensed consolidated statements of income. For the three and nine months ended September 30, 2022, we recognized net reductions to our operating expense of approximately $3.4 million and $214.0 million, respectively, to reflect Eisai's 45.0% share of net collaboration losses in the U.S.
During the first quarter of 2022, as a result of the final NCD, we recorded approximately $275.0 million of charges associated with the write-off of inventory and purchase commitments in excess of forecasted demand related to ADUHELM. Additionally, for the nine months ended September 30, 2022, we recorded approximately $76.0 million of aggregate gross idle capacity charges related to ADUHELM. These charges were recorded in cost of sales within our consolidated statements of income for the nine months ended September 30, 2022.
We recognized approximately $177.0 million related to Eisai's 45.0% share of these charges in collaboration profit sharing/(loss reimbursement) within our condensed consolidated statements of income for the nine months ended September 30, 2022.
Amounts receivable from Eisai related to the agreements discussed above were approximately $34.3 million and $88.0 million as of September 30, 2023 and December 31, 2022, respectively. Amounts payable to Eisai related to the agreements discussed above were $122.6 million and $81.2 million as of September 30, 2023 and December 31, 2022, respectively.
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
A summary of development expense related to the UCB collaboration agreement is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In millions)	2023	2022	2023	2022
Total UCB collaboration development expense	$13.6	$18.3	$46.2	$51.5
Biogen's share of UCB collaboration development expense reflected in research and development expense in our condensed consolidated statements of income	6.8	9.1	23.1	25.7
Sage Therapeutics, Inc.
In November 2020 we entered into a global collaboration and license agreement with Sage to jointly develop and commercialize ZURZUVAE (zuranolone) for the potential treatment of MDD and PPD and BIIB124 (SAGE-324) for the potential treatment of essential tremor with potential in other neurological conditions such as epilepsy.
In August 2023 the FDA approved ZURZUVAE for adults with PPD, pending DEA scheduling, which was completed in October 2023. Upon approval, ZURZUVAE became the first and only oral, once-daily, 14-day treatment that can provide rapid improvements in depressive symptoms by day 15 for women with PPD. We expect ZURZUVAE for PPD to be commercially available beginning in the fourth quarter of 2023. Additionally, the FDA issued a CRL for the NDA for zuranolone in the treatment of adults with MDD. The CRL stated that the application did not provide substantial

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
evidence of effectiveness to support the approval of zuranolone for the treatment of MDD and that an additional study or studies would be needed. We and Sage are reviewing the feedback and evaluating next steps.
Under this collaboration, both companies will share equal responsibility and costs for development as well as profits and losses for commercialization in the U.S. Outside of the U.S., we are responsible for development and commercialization, excluding Japan, Taiwan and South Korea, with respect to zuranolone and may pay Sage potential tiered royalties in the high teens to low twenties. We will pay Sage a milestone payment of $75.0 million upon the first commercial sale of ZURZUVAE for PPD in the U.S.
For the three and nine months ended September 30, 2023, we recorded $5.9 million to reflect Sage's 50.0% share of net collaboration expense in the U.S. related to commercialization activities to support ZURZUVAE for PPD, which is recognized in collaboration profit sharing/(loss reimbursement) in our condensed consolidated statements of income.
A summary of development and sales and marketing expense related to the Sage collaboration is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In millions)	2023	2022	2023	2022
Total Sage collaboration development expense	$72.0	$40.9	$158.9	$130.4
Biogen's share of Sage collaboration development expense reflected in research and development expense in our condensed consolidated statements of income	36.0	20.5	79.5	65.2
Total sales and marketing expense incurred by the Sage collaboration	54.0	28.5	152.3	69.9
Biogen's share of Sage collaboration sales and marketing expense reflected in selling, general and administrative expense and collaboration profit sharing/(loss reimbursement) in our condensed consolidated statements of income	27.0	14.2	76.1	34.9
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
In April 2023 we exercised our option with Denali to license the ATV-enabled anti-amyloid beta program. In connection with this exercise, we assumed responsibility for all development and commercial activities and associated expenses related to this program. In addition, we made a one-time option exercise payment to Denali and, should certain milestones be achieved, may pay Denali additional development and commercial milestone payments and royalties based on future net sales. Our agreement with Denali was amended in August 2023, whereby certain milestone criteria were changed, while the total amount of development, regulatory and commercial milestones remains the same. In addition, we agree to waive our option right to the second option program.
Under the LRRK2 collaboration, both companies share responsibility and costs for global development based on specified percentages as well as profits and losses for commercialization in the U.S. and China. Outside the U.S. and China we are responsible for commercialization and may pay Denali potential tiered royalties.
A summary of development expense related to the Denali collaboration is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In millions)	2023	2022	2023	2022
Total Denali collaboration development expense	$12.6	$19.9	$51.3	$58.0
Biogen's share of Denali collaboration development expense reflected in research and development expense in our condensed consolidated statements of income	7.6	11.4	30.8	33.5
Other Research and Discovery Arrangements
These arrangements may include the potential for future milestone payments based on the achievement of certain clinical and commercial development payable over a period of several years.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
Other
For the three and nine months ended September 30, 2023, we recorded zero and $2.8 million, respectively, as research and development expense in our condensed consolidated statements of income related to other research and discovery related arrangements, compared to $14.0 million and $51.5 million, respectively, in the prior year comparative periods.
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
We share 50.0% of the profit or loss related to our commercial agreement with Samsung Bioepis, which is recognized in collaboration profit sharing/(loss reimbursement) in our condensed consolidated statements of income. For the three and nine months ended September 30, 2023, we recognized net profit-sharing expense of $56.4 million and $170.4 million, respectively, to reflect Samsung Bioepis' 50.0% sharing of the net collaboration profits, compared to a net profit-sharing expense of $48.7 million and $171.4 million, respectively, in the prior year comparative periods.
Other Services
Simultaneous with the formation of Samsung Bioepis, we also entered into a license agreement with Samsung Bioepis. Under this license agreement, we granted Samsung Bioepis an exclusive license to use, develop, manufacture and commercialize biosimilar products created by Samsung Bioepis using Biogen product-specific technology. In exchange, we receive single digit royalties on biosimilar products developed and commercialized by Samsung Bioepis. Royalty revenue under the license agreement is recognized as a component of contract manufacturing, royalty and other revenue in our condensed consolidated statements of income.
Amounts receivable from Samsung Bioepis related to the agreements discussed above were $13.0 million and $2.0 million as of September 30, 2023 and December 31, 2022, respectively. Amounts payable to Samsung Bioepis related to the agreements discussed above were $81.6 million and $40.5 million as of September 30, 2023 and December 31, 2022, respectively.
For additional information on our collaboration arrangements with Samsung Bioepis and our other significant collaboration arrangements, please read Note 19, Collaborative and Other Relationships, to our consolidated financial statements included in our 2022 Form 10-K.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

Note 20:	Investments in Variable Interest Entities
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
As of September 30, 2023 and December 31, 2022, the carrying value of our investments in certain biotechnology companies representing potential unconsolidated variable interest entities totaled $24.4 million and $27.8 million, respectively. Our maximum exposure to loss related to these variable interest entities is limited to the carrying value of our investments.
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
Loss Contingencies
ADUHELM Securities Litigation
We and certain current and former officers are defendants in two actions related to ADUHELM filed in the United States District Court for the District of Massachusetts (the District Court). Both actions allege violations of federal securities laws under 15 U.S.C. §78j(b) and §78t(a) and 17 C.F.R. §240.10b-5 and seek declarations of the actions as class actions and monetary relief. In October 2023 the United States Court of Appeals for the First Circuit reversed in part and affirmed in part the dismissal of the shareholder action related to ADUHELM that was filed in November 2020. In March 2023 the District Court dismissed the shareholder action that had been filed in February 2022. In May 2023 the plaintiff filed a motion to alter the judgment and amend the complaint, which is pending.
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
IMRALDI Patent Litigation
In June 2022 Fresenius Kabi Deutschland GmbH (Fresenius Kabi) filed a claim for damages and injunctive relief against Biogen France SAS in the Tribunal de Grande Instance de Paris, alleging that IMRALDI, the adalimumab biosimilar product of Samsung Bioepis that Biogen commercializes in Europe, infringes the French counterpart of European Patent 3 145 488 (the EP ‘488 Patent), which expires in May 2035. In August 2022 Fresenius Kabi filed a claim for damages and injunctive relief against Biogen GmbH in the Düsseldorf Regional Court, alleging infringement of the German counterpart of the EP '488 Patent. A hearing in the Düsseldorf Regional Court has been set for December 2023. No hearing has been set in the French action. The EP '488 Patent is the subject of opposition proceedings in the EPO and a hearing before the EPO's Technical Boards of Appeal is set for June 2024.
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
ERISA Class Action Litigation
In 2020 participants in the Biogen 401(k) Savings Plan filed actions against us in the U.S. District Court for the District of Massachusetts alleging breach of fiduciary duty under ERISA and seeking a declaration of the actions as class actions and monetary and other relief. In August 2023 the court preliminarily approved a settlement under which we agree to pay $9.75 million without any admission of liability. The court has set a hearing for January 2024 to determine whether to grant final approval.
Humana Patient Assistance Litigation
In March 2023 the District Court for the District of Massachusetts dismissed the previously disclosed action filed against us by Humana in September 2020. Humana had alleged damages related to our providing MS patients with free medications and making charitable contributions to non-profit organizations that assist MS patients and had

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
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
Genentech Litigation
In February 2023 Genentech, Inc. filed suit against us in the U.S. District Court for the Northern District of California, alleging that it is owed royalties on sales of TYSABRI that occurred after the expiration of a patent licensed by Genentech to Biogen, together with interest and costs. The Company estimates that the royalties claimed total approximately $88.3 million. No trial date has been set.
Bardoxolone Securities Litigation
In 2021 and 2022 putative stockholders of Reata (later acquired by Biogen) filed litigation in the United States District Court for the Eastern District of Texas alleging violations of the federal securities laws by Reata, certain former officers and directors and certain underwriters under 15 U.S.C. §78j(b) and §78t(a), 17 C.F.R. §240.10b-5, and 15 U.S.C. §§77k, 77l(a)(2) and 77o in connection with Reata's asset bardoxolone. Plaintiffs seek declaration of the actions as a class actions and monetary relief. In October 2023 the parties reached a settlement, subject to approval by the court, providing for payment by Reata of $45.0 million without any admission of liability. We expect a portion of the payment to be reimbursed under Reata's insurance coverage.
Lender Dispute
One of Reata's lenders claims that approximately $23.3 million is owing under its loan agreement with Reata.
Other Matters
Government Investigation
The Company has received subpoenas from the Securities and Exchange Commission seeking information relating to ADUHELM, including healthcare sites and ADUHELM’s approval.
TYSABRI Biosimilar Patent Matter
In September 2022 we filed an action in the U.S. District Court for the District of Delaware against Sandoz Inc., other Sandoz entities and Polpharma Biologics S.A. under the Biologics Price Competition and Innovation Act, 42 U.S.C. §262, seeking a declaratory judgment of patent infringement. The trial has been set for May 2025.
Annulment Proceedings in the General Court of the European Union relating to TECFIDERA
In November 2020 Mylan Ireland filed an action in the General Court of the European Union (the General Court) to annul the EMA's decision not to validate its applications to market generic versions of TECFIDERA on the grounds that TECFIDERA benefits from regulatory data protection. No hearing has been set.
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

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements (condensed consolidated financial statements) and the accompanying notes beginning on page 7 of this quarterly report on Form 10-Q and our audited consolidated financial statements and the accompanying notes included in our 2022 Form 10-K. The results of operations of Reata, along with the estimated fair values of the assets acquired and liabilities assumed in the Reata acquisition, have been included in our condensed consolidated financial statements since the closing of the Reata acquisition on September 26, 2023.
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
Our marketed products include TECFIDERA, VUMERITY, AVONEX, PLEGRIDY, TYSABRI and FAMPYRA for the treatment of MS; SPINRAZA for the treatment of SMA; QALSODY for the treatment of ALS, which was granted accelerated approval by the FDA during the second quarter of 2023; ADUHELM for the treatment of Alzheimer's disease; and FUMADERM for the treatment of severe plaque psoriasis. We have collaborations with Eisai on the commercialization of LEQEMBI for the treatment of Alzheimer's disease, which was granted traditional approval by the FDA in the third quarter of 2023, and Sage on the commercialization of ZURZUVAE for the treatment of PPD. ZURZUVAE was approved by the FDA in the third quarter of 2023, pending DEA scheduling, which was completed in the fourth quarter of 2023. We have certain business and financial rights with respect to RITUXAN for the treatment of non-Hodgkin's lymphoma, CLL and other conditions; RITUXAN HYCELA for the treatment of non-Hodgkin's lymphoma and CLL; GAZYVA for the treatment of CLL and follicular lymphoma; OCREVUS for the treatment of PPMS and RMS; LUNSUMIO for the treatment of relapsed or refractory follicular lymphoma; COLUMVI, a bispecific antibody for the treatment of non-Hodgkin's lymphoma, which was granted accelerated approval by the FDA during the second quarter of 2023; and have the option to add other potential anti-CD20 therapies, pursuant to our collaboration arrangements with Genentech, a wholly-owned member of the Roche Group. For additional information on our collaboration arrangements with Genentech, please read Note 19, Collaborative and Other Relationships, to our audited consolidated financial statements included in our 2022 Form 10-K.
On September 26, 2023, we completed the acquisition of Reata. As a result of this transaction we acquired SKYCLARYS, the first and only drug approved by the FDA for the treatment of Friedreich's Ataxia in adults and adolescents aged 16 years and older. For additional information on our acquisition of Reata, please read Note 2, Acquisitions, to our condensed consolidated financial statements included in this report.
We commercialize biosimilars of advanced biologics including BENEPALI, an etanercept biosimilar referencing ENBREL, IMRALDI, an adalimumab biosimilar referencing HUMIRA, and FLIXABI, an infliximab biosimilar referencing REMICADE, in certain countries in Europe, as well as BYOOVIZ, a ranibizumab biosimilar referencing LUCENTIS. We also have the exclusive rights to commercialize TOFIDENCE, a tocilizumab biosimilar referencing ACTEMRA, which was approved by the FDA during the third quarter of 2023. We continue to develop the potential biosimilar product SB15, a proposed aflibercept biosimilar referencing EYLEA. In February 2023 we announced that we are exploring strategic options for our biosimilars business.
For additional information on our collaboration arrangements, please read Note 19, Collaborative and Other Relationships, to our condensed consolidated financial statements included in this report.
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
In March 2023 the CJEU decided in favor of Biogen, the EMA and the EC in their appeal of a European General Court decision that had annulled the EMA's refusal to evaluate a generic version of TECFIDERA because of TECFIDERA's regulatory data and marketing protection. The CJEU set aside the General Court's judgment and dismissed the generic's action. On the basis of this favorable decision and the EC determination in May 2023 that TECFIDERA is entitled to an additional year of market protection for its pediatric indication, we believe that TECFIDERA is entitled to regulatory marketing protection in the E.U. until at least February 2, 2025, and are seeking to enforce this protection. As of September 30, 2023, some of the TECFIDERA generics have not yet fully exited some of the E.U. markets and some generic products remain in the channel. We expect removal of generics from the market will take additional time. We are closely monitoring this situation and working to enforce our legal right to market protection. In addition, we will continue to enforce our EP 2 653 873 patent related to TECFIDERA, which expires in 2028.
For additional information, please read Note 21, Litigation, to our condensed consolidated financial statements included in this report.
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
During 2023 concerns arose with respect to the financial condition of a number of banking institutions in the U.S., in particular those with exposure to certain types of depositors and large portfolios of investment securities. Additionally, in March 2023 SVB and Signature Bank were closed and taken over by the FDIC, which created significant market disruption and uncertainty with respect to the financial condition of a number of banking institutions in the U.S., in particular those with exposure to certain types of depositors and large portfolios of investment securities. While we do not have any direct exposure to SVB or Signature Bank, we do maintain our cash at financial institutions, often in balances that exceed the current FDIC insurance limits, and will continue to monitor our cash, cash equivalents and investments and take steps to identify any potential impact and minimize any disruptions on our business.
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
GEOPOLITICAL TENSIONS
The ongoing geopolitical tensions related to Russia's invasion of Ukraine and the recent military conflict in the Middle East have resulted in global business disruptions and economic volatility.
For example. sanctions and other restrictions have been levied on the government and businesses in Russia. Although we do not have affiliates or employees, in either Russia or Ukraine, we do provide various therapies to patients in Russia through a distributor. In addition, new government sanctions on the export of certain manufacturing materials to Russia may delay or limit our ability to get new products approved. The impact of the conflict on our operations and financial performance remains uncertain and will depend on future developments, including the severity and duration of the conflict between Russia and Ukraine, its impact on regional and global economic conditions and whether the conflict spreads or has effects on countries outside Ukraine and Russia. Revenue generated from sales in these regions represented less than 3.0% of total product revenue for the three and nine months ended September 30, 2023 and the year ended December 31, 2022.
We will continue to monitor the ongoing conflict between Russia and Ukraine as well as the military conflict in the Middle East and assess any potential impacts on our business, supply chain, partners or customers, as well as any factors that could have an adverse effect on our results of operations. Our expected 2023 revenue from the broader Middle East region are estimated to less than 2.0% of total revenue.

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
INFLATION REDUCTION ACT OF 2022
In August 2022 the IRA was signed into law in the U.S. The IRA introduced new tax provisions, including a 15.0% corporate alternative minimum tax and a 1.0% excise tax on stock repurchases. The provisions of the IRA are effective for periods after December 31, 2022. The IRA did not result in any material adjustments to our income tax provision or other income tax balances as of September 30, 2023 and December 31, 2022. Preliminary guidance has been issued by the IRS and we expect additional guidance and regulations to be issued in future periods. We will continue to assess its potential impact on our business and results of operations as further information becomes available.
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

FINANCIAL HIGHLIGHTS
As described below under Results of Operations, our net income and diluted earnings per share attributable to Biogen Inc. for the three months ended September 30, 2023, compared to the three months ended September 30, 2022, reflects the following:

TOTAL REVENUE
Increased
$21.8 million or 0.9%

DILUTED EARNINGS (LOSS) PER SHARE
Decreased
$8.31 or 106.0%

PRODUCT REVENUE
Decreased
$156.9 million or 8.0%

•MS revenue decreased $181.3 million, or 13.5%
•SMA revenue increased $17.1 million, or 4.0%
•The decrease in MS product revenue was primarily due to a decrease in TECFIDERA demand as a result of multiple TECFIDERA generic entrants in North America, Brazil and certain E.U. countries, a decrease in Interferon demand due to competition as patients transition to higher efficacy therapies and a decrease in TYSABRI revenue primarily driven by increased competition.
•The increase in SMA revenue was primarily due to patient growth and an increase in pricing in the U.S. as well as timing of shipments in certain international markets.

TOTAL COST AND EXPENSE
Increased
$1,534.1 million or 134.9%

•Cost of sales increased $190.1 million, or 40.5%
•R&D expense increased $187.1 million, or 34.1%
•SG&A expense increased $224.9 million, or 39.9%
•The increase in cost of sales was primarily due to higher cost of sales associated with contract manufacturing revenue driven by increased production, higher idle capacity charges and unfavorable product mix.
•The increase in research and development expense was primarily due to the recognition of $197.0 million in equity-based compensation expense related to our acquisition of Reata.
•The increase in selling, general and administrative expense was primarily due to the recognition of $196.4 million in equity-based compensation expense related to our acquisition of Reata.
•Additionally, total cost and expense in 2022 was reduced by a pre-tax gain of approximately $503.7 million related to the sale of one of our buildings.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
•We generated $1,534.7 million of net cash flow from operations for the nine months ended September 30, 2023.
•Cash, cash equivalents and marketable securities totaled approximately $2.3 billion as of September 30, 2023, compared to approximately $5.6 billion as of December 31, 2022. The decrease was primarily due to consideration paid for our acquisition of Reata in September 2023.
•There were no share repurchases of our common stock during the third quarter of 2023 under our 2020 Share Repurchase Program. Approximately $2.1 billion remained available under our 2020 Share Repurchase Program as of September 30, 2023.

RECENT DEVELOPMENTS
ACQUISITIONS
REATA
On September 26, 2023, we completed the acquisition of all of the issued and outstanding shares of Reata, a biopharmaceutical company focused on developing therapeutics that regulate cellular metabolism and inflammation in serious neurologic diseases. As a result of this transaction we acquired SKYCLARYS, the first and only drug approved by the FDA for the treatment of Friedreich's Ataxia in adults and adolescents aged 16 years and older, as well as other clinical and preclinical pipeline programs.
Under the terms of this acquisition, we paid Reata shareholders $172.50 in cash for each issued and outstanding Reata share, which totaled approximately $6.6 billion. In addition, we agreed to pay approximately $983.9 million in cash for Reata's outstanding equity awards, inclusive of employer taxes, of which approximately $590.5 million was attributable to pre-acquisition services and is therefore reflected as a component of total purchase price paid. Of the $983.9 million paid to Reata's equity award holders, we recognized approximately $393.4 million as compensation attributable to the post-acquisition service period, of which $196.4 million was recognized as a charge to selling, general and administrative expense with the remaining $197.0 million as a charge to research and development expense within our condensed consolidated statements of income for the three and nine months ended September 30, 2023. These amounts were associated with the accelerated vesting of stock options and RSUs previously granted to Reata employees and required no future services to vest. Approximately $980.0 million of the $983.9 million payment to the equity award holders was made in October 2023.
For additional information on our acquisition of Reata, please read Note 2, Acquisitions, to our condensed consolidated financial statements included in this report.
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
Rest of World
Key developments related to LEQEMBI (lecanemab) in rest of world markets during 2023 consisted of the following:
•In September 2023 the Japanese Ministry of Health, Labor and Welfare approved LEQEMBI in Japan.
•In January 2023 the EMA accepted for review the MAA for lecanemab.
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

ZURZUVAE (zuranolone)
In August 2023 the FDA approved ZURZUVAE for adults with PPD, pending DEA scheduling, which was completed in October 2023. Upon approval, ZURZUVAE became the first and only oral, once-daily, 14-day treatment that can provide rapid improvements in depressive symptoms by day 15 for women with PPD. We expect ZURZUVAE for PPD to be commercially available beginning in the fourth quarter of 2023. Additionally, the FDA issued a CRL for the NDA for zuranolone in the treatment of adults with MDD. The CRL stated that the application did not provide substantial evidence of effectiveness to support the approval of zuranolone for the treatment of MDD and that an additional study or studies would be needed. We and Sage are reviewing the feedback and evaluating next steps.
OTHER KEY DEVELOPMENTS
FIT FOR GROWTH
In July 2023 we announced a new Fit for Growth program which is expected to generate approximately $1.0 billion in gross operating expense savings by 2025, some of which will be reinvested in various initiatives. The Fit for Growth program is currently estimated to include net headcount reduction of approximately 1,000 employees.
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
TECFIDERA
In March 2023 the CJEU decided in favor of Biogen, the EMA and the EC in their appeal of a European General Court decision that had annulled the EMA's refusal to evaluate a generic version of TECFIDERA because of TECFIDERA's regulatory data and marketing protection. The CJEU set aside the General Court's judgment and dismissed the generic's action. On the basis of this favorable decision and the EC determination in May 2023 that TECFIDERA is entitled to an additional year of market protection for its pediatric indication, we believe that TECFIDERA is entitled to regulatory marketing protection in the E.U. until at least February 2, 2025, and are seeking to enforce this protection. As of September 30, 2023, some of the TECFIDERA generics have not yet fully exited some of the E.U. markets and some generic products remain in the channel. We expect removal of generics from the market will take additional time. We are closely monitoring this situation and working to enforce our legal right to market protection. In addition, we will continue to enforce our EP 2 653 873 patent related to TECFIDERA, which expires in 2028.
TOFIDENCE (referencing ACTEMRA)
In September 2023 we announced that the FDA approved TOFIDENCE, a tocilizumab biosimilar referencing ACTEMRA, for the treatment of severe, active and progressive rheumatoid arthritis.
DENALI COLLABORATION
In June 2023 we and Denali announced plans to terminate the Phase 3 LIGHTHOUSE study for BIIB122, a small molecule inhibitor of LRRK2 in Parkinson's disease. The protocol for the Phase 2b LUMA study for BIIB122 in patients with early-stage Parkinson’s disease was amended to now include eligible patients with a LRRK2 genetic mutation in addition to continuing to enroll eligible patients with early-stage idiopathic Parkinson’s disease.

DISCONTINUED PROGRAMS AND STUDIES
EMBARK STUDY
In September 2023 we discontinued our EMBARK study for aducanumab. In connection with this discontinuation we accrued termination costs of approximately $37.2 million in research and development expense within our condensed consolidated statements of income for the three and nine months ended September 30, 2023.
BIIB093
In April 2023 we announced that we will be terminating the development of BIIB093 (glibenclamide IV), currently in a Phase 3 study for large hemispheric infarction and a Phase 2 study for brain contusion, due to operational challenges and other strategic considerations. In connection with this termination, we recorded close-out costs of approximately $13.2 million in research and development expense within our condensed consolidated statements of income for the nine months ended September 30, 2023.
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

RESULTS OF OPERATIONS
REVENUE
The following revenue discussion should be read in conjunction with Note 5, Revenue, to our condensed consolidated financial statements included in this report.
Revenue is summarized as follows:

	For the Three Months Ended September 30,
(In millions, except percentages)	2023		2022		$ Change	% Change
Product revenue:
United States	$790.9	31.3%	$850.4	33.9%	$(59.5)	(7.0)%
Rest of world	1,014.3	40.1	1,111.7	44.3	(97.4)	(8.8)
Total product revenue	1,805.2	71.4	1,962.1	78.2	(156.9)	(8.0)
Revenue from anti-CD20 therapeutic programs	420.9	16.6	416.9	16.6	4.0	1.0
Contract manufacturing, royalty and other revenue	304.2	12.0	129.5	5.2	174.7	134.9
Total revenue	$2,530.3	100.0%	$2,508.5	100.0%	$21.8	0.9%

	For the Nine Months Ended September 30,
(In millions, except percentages)	2023		2022		$ Change	% Change
Product revenue:
United States	$2,293.3	30.8%	$2,619.7	34.3%	$(326.4)	(12.5)%
Rest of world	3,121.0	41.9	3,463.6	45.4	(342.6)	(9.9)
Total product revenue	5,414.3	72.7	6,083.3	79.7	(669.0)	(11.0)
Revenue from anti-CD20 therapeutic programs	1,253.8	16.8	1,252.6	16.4	1.2	0.1
Contract manufacturing, royalty and other revenue	781.2	10.5	293.5	3.9	487.7	166.2
Total revenue	$7,449.3	100.0%	$7,629.4	100.0%	$(180.1)	(2.4)%

nm Not meaningful

PRODUCT REVENUE
Product revenue is summarized as follows:

	For the Three Months Ended September 30,
	2023				2022
(In millions)	United States	Rest of World	Total	% Total	United States	Rest of World	Total	% Total	$ Change	% Change
Multiple Sclerosis	$631.8	$527.2	$1,159.0	64.2%	$707.9	$632.4	$1,340.3	68.3%	$(181.3)	(13.5)%
Spinal Muscular Atrophy	150.5	297.7	448.2	24.8	140.2	290.9	431.1	22.0	17.1	4.0
Biosimilars	6.1	188.2	194.3	10.8	0.7	186.9	187.6	9.5	6.7	3.6
Other(1)	2.5	1.2	3.7	0.2	1.6	1.5	3.1	0.2	0.6	19.4
Total product revenue	$790.9	$1,014.3	$1,805.2	100.0%	$850.4	$1,111.7	$1,962.1	100.0%	$(156.9)	(8.0)%

	For the Nine Months Ended September 30,
	2023				2022
(In millions)	United States	Rest of World	Total	% Total	United States	Rest of World	Total	% Total	$ Change	% Change
Multiple Sclerosis	$1,814.6	$1,678.9	$3,493.5	64.5%	$2,170.7	$1,990.7	$4,161.4	68.4%	$(667.9)	(16.0)%
Spinal Muscular Atrophy	453.0	875.6	1,328.6	24.5	443.3	891.4	1,334.7	21.9	(6.1)	(0.5)
Biosimilars	21.3	560.5	581.8	10.8	1.2	575.1	576.3	9.5	5.5	1.0
Other(1)	4.4	6.0	10.4	0.2	4.5	6.4	10.9	0.2	(0.5)	(4.6)
Total product revenue	$2,293.3	$3,121.0	$5,414.3	100.0%	$2,619.7	$3,463.6	$6,083.3	100.0%	$(669.0)	(11.0)%

(1) Other includes FUMADERM, ADUHELM and QALSODY, which became commercially available in the U.S. during the second quarter of 2023.

MULTIPLE SCLEROSIS
•Global TECFIDERA revenue decreased $99.5 million, from $339.0 million in 2022 to $239.5 million in 2023, or 29.4%, driven by a decrease in TECFIDERA demand as a result of multiple TECFIDERA generic entrants in North America, Brazil and certain E.U. countries.
•Global Interferon revenue decreased $58.3 million, from $336.0 million in 2022 to $277.7 million in 2023, or 17.4%, driven by a decrease in sales volumes as patients transition to higher efficacy therapies.
•Global VUMERITY revenue increased $27.7 million, from $137.8 million in 2022 to $165.5 million in 2023, or 20.1%, primarily due to an increase in U.S. VUMERITY driven by higher sales volumes and an increase in pricing.
•Global TYSABRI revenue decreased $49.2 million, from $505.5 million in 2022 to $456.3 million in 2023, or 9.7%, primarily due to a decrease in U.S. TYSABRI revenue driven by increased competition and higher discounts and allowances and a decrease in rest of world TYSABRI revenue driven by unfavorable channel dynamics.

•Global TECFIDERA revenue decreased $378.6 million, from $1,146.8 million in 2022 to $768.2 million in 2023, or 33.0%, driven by a decrease in TECFIDERA demand as a result of multiple TECFIDERA generic entrants in North America, Brazil and certain E.U. countries.
•Global Interferon revenue decreased $170.1 million, from $995.8 million in 2022 to $825.7 million in 2023, or 17.1%, driven by a decrease in sales volumes as patients transition to higher efficacy therapies, as well as pricing pressure and the unfavorable impact of channel dynamics in the U.S.
•Global VUMERITY revenue increased $17.3 million, from $402.6 million in 2022 to $419.9 million in 2023, or 4.3%, primarily due to an increase in rest of world VUMERITY revenue driven by higher sales volumes. The increase was partially offset by a decrease in U.S. VUMERITY revenue driven by unfavorable channel dynamics and a favorable Medicaid-related sales adjustment in the first quarter of 2022 related to VUMERITY.
•Global TYSABRI revenue decreased $130.3 million, from $1,542.5 million in 2022 to $1,412.2 million in 2023, or 8.4%, primarily due to a decrease in U.S. TYSABRI revenue driven by higher discounts and allowances, increased competition and unfavorable channel dynamics.

MS revenue includes sales from TECFIDERA, VUMERITY, AVONEX, PLEGRIDY, TYSABRI and FAMPYRA.
In 2023 we expect total MS revenue will continue to decline as a result of increasing competition for many of our MS products in both the U.S. and rest of world markets. We are also aware of a biosimilar entrant of TYSABRI that was approved in the U.S. in August 2023 and the E.U. in September 2023.
We believe that we have resolved previously reported manufacturing issues at our VUMERITY contract manufacturer. In addition, we are in the process of securing regulatory approval for a secondary source of supply. We do not anticipate a supply shortage in 2023 and are currently focused on rebuilding adequate inventory.

SPINAL MUSCULAR ATROPHY
•U.S. SPINRAZA revenue increased $10.3 million, from $140.2 million in 2022 to $150.5 million in 2023, or 7.3%, primarily due to an increase in sales volumes resulting from patient growth and an increase in pricing.
•Rest of world SPINRAZA revenue increased $6.8 million, from $290.9 million in 2022 to $297.7 million in 2023, or 2.3%, primarily due to timing of shipments in certain international markets.

•U.S. SPINRAZA revenue increased $9.7 million, from $443.3 million in 2022 to $453.0 million in 2023, or 2.2%, primarily due to an increase in sales volumes resulting from patient growth and an increase in pricing.
•Rest of world SPINRAZA revenue decreased $15.8 million, from $891.4 million in 2022 to $875.6 million in 2023, or 1.8%, primarily due to the unfavorable impact of foreign currency exchange and a decrease in pricing, partially offset by sales volume growth in certain Asian markets.

SMA revenue includes sales from SPINRAZA.
Despite competition from a gene therapy product and an oral product, we anticipate SPINRAZA revenue to be relatively flat in 2023 with the potential to grow thereafter. Moderate growth in the U.S. as well as continued access expansion in emerging markets is expected to offset increased competition and the impact of loading dose dynamics.

BIOSIMILARS
•For the three months ended September 30, 2023, compared to the same period of 2022, the increase in biosimilar revenue was primarily due to an increase in sales volumes related to the continued launch of BYOOVIZ in the U.S. and rest of world, offset by the unfavorable impact of foreign currency exchange and unfavorable pricing.

•For the nine months ended September 30, 2023, compared to the same period in 2022, the increase in biosimilar revenue was primarily due to an increase in sales volumes related to the continued launch of BYOOVIZ in the U.S. and rest of world partially offset by the unfavorable impact of foreign currency exchange and unfavorable pricing.

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

OTHER PRODUCT REVENUE
SKYCLARYS (omaveloxolone)
In connection with our acquisition of Reata in September 2023, we acquired SKYCLARYS, the first and only drug approved by the FDA for the treatment of FA in adults and adolescents aged 16 years and older. SKYCLARYS became commercially available in the U.S. during the second quarter of 2023.
We expect to begin recording revenue from SKYCLARYS in the fourth quarter of 2023 as we continue the launch of SKYCLARYS in the U.S. Additionally, an MAA for omaveloxolone has been submitted to the EMA and is currently under review.
For additional information on our acquisition of Reata, please read Note 2, Acquisitions, to our condensed consolidated financial statements included in this report.
REVENUE FROM ANTI-CD20 THERAPEUTIC PROGRAMS
For purposes of this discussion, we refer to RITUXAN and RITUXAN HYCELA collectively as RITUXAN.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In millions)	2023	2022	2023	2022
Royalty revenue on sales of OCREVUS	$319.1	$281.1	$928.2	$825.2
Biogen’s share of pre-tax profits in the U.S. for RITUXAN, GAZYVA and LUNSUMIO(1)	98.9	131.1	315.0	414.2
Other revenue from anti-CD20 therapeutic programs	2.9	4.7	10.6	13.2
Total revenue from anti-CD20 therapeutic programs	$420.9	$416.9	$1,253.8	$1,252.6

(1) LUNSUMIO became commercially available in the U.S. during the first quarter of 2023.
For the three and nine months ended September 30, 2023, compared to the same periods in 2022, the increases in royalty revenue on sales of OCREVUS were primarily due to sales growth of OCREVUS in the U.S.
For the three and nine months ended September 30, 2023, compared to the same periods in 2022, the decreases in our share of pre-tax profits in the U.S. for RITUXAN, GAZYVA and LUNSUMIO were primarily due to decreases in sales of RITUXAN in the U.S. resulting from competition from multiple biosimilar products. In April 2023 the pre-tax profit share for RITUXAN, GAZYVA and LUNSUMIO decreased from 37.5% to 35.0%.
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
For additional information on our collaboration arrangements with Genentech, including information regarding the pre-tax profit-sharing formula and its impact on future revenue from anti-CD20 therapeutic programs, please read Note 19, Collaborative and Other Relationships, to our condensed consolidated financial statements included in this report.
CONTRACT MANUFACTURING, ROYALTY AND OTHER REVENUE
Contract manufacturing, royalty and other revenue is summarized as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In millions)	2023	2022	2023	2022
Contract manufacturing revenue	$252.9	$114.2	$742.9	$242.9
Royalty and other revenue	51.3	15.3	38.3	50.6
Total contract manufacturing, royalty and other revenue	$304.2	$129.5	$781.2	$293.5
For the three and nine months ended September 30, 2023, compared to the same periods in 2022, the increases in contract manufacturing revenue were primarily driven by higher volumes due to the timing of batch production, which includes batches related to LEQEMBI that we began recognizing in the first quarter of 2023 upon the accelerated approval of LEQEMBI in the U.S.

During the third quarter of 2023 we recorded a reclassification of $38.7 million in LEQEMBI collaboration costs from other revenue to selling, general and administrative expense within our condensed consolidated statements of income. We determined that this reclassification does not materially impact the current or previously issued condensed consolidated financial statements.
For additional information on our collaboration arrangements with Eisai, please read Note 19, Collaborative and Other Relationships, to our condensed consolidated financial statements included in this report.
RESERVES FOR DISCOUNTS AND ALLOWANCES
Revenue from product sales is recorded net of reserves established for applicable discounts and allowances, including those associated with the implementation of pricing actions in certain international markets where we operate.
Reserves for discounts, contractual adjustments and returns that reduced gross product revenue are summarized as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In millions)	2023	2022	2023	2022
Contractual adjustments	$654.0	$687.9	$1,959.1	$1,975.3
Discounts	171.7	160.2	554.3	496.8
Returns	20.1	(1.1)	34.1	0.7
Total discounts and allowances	$845.8	$847.0	$2,547.5	$2,472.8
For both the three and nine months ended September 30, 2023, reserves for discounts and allowances as a percentage of gross product revenue was 31.7%, compared to 31.2% and 29.1%, respectively, in the prior year comparative periods.
CONTRACTUAL ADJUSTMENTS
Contractual adjustments primarily relate to Medicaid and managed care rebates in the U.S., pharmacy rebates, co-payment (copay) assistance, Veterans Administration, 340B discounts, specialty pharmacy program fees and other government rebates or applicable allowances.
For the three months ended September 30, 2023, compared to the same period in 2022, the decrease in contractual adjustments was primarily due to lower government rebates in the U.S. as a result of a contract pharmacy change made during the first quarter of 2023 related to our Interferons.
For the nine months ended September 30, 2023, compared to the same period in 2022, the decrease in contractual adjustments was primarily due to lower government rebates in the U.S. as a result of a contract pharmacy change made during the first quarter of 2023 related to our Interferons, partially offset by higher managed care and Medicaid rebates in the U.S. as well as higher government rebates in rest of world.
DISCOUNTS
Discounts include trade term discounts and wholesaler incentives.
For the three months ended September 30, 2023, compared to the same period in 2022, the increase in discounts was primarily driven by higher purchase and volume discounts for biosimilars, partially offset by lower purchase discounts in rest of world.
For the nine months ended September 30, 2023, compared to the same period in 2022, the increase in discounts was primarily driven by higher purchase and volume discounts for biosimilars.
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
For the three and nine months ended September 30, 2023, compared to the same periods in 2022, the increases in returns were primarily driven by higher return rates in the U.S.

For additional information on our revenue reserves, please read Note 5, Revenue, to our condensed consolidated financial statements included in this report.

COST AND EXPENSE
A summary of total cost and expense is as follows:

	For the Three Months Ended September 30,
(In millions, except percentages)	2023	2022	$ Change	% Change
Cost of sales, excluding amortization and impairment of acquired intangible assets	$659.6	$469.5	$190.1	40.5%
Research and development	736.3	549.2	187.1	34.1
Selling, general and administrative	788.2	563.3	224.9	39.9
Amortization and impairment of acquired intangible assets	60.9	56.5	4.4	7.8
Collaboration profit sharing/(loss reimbursement)	50.5	45.3	5.2	11.5
(Gain) loss on fair value remeasurement of contingent consideration	—	(2.1)	2.1	nm
Restructuring charges	76.0	15.4	60.6	393.5
Gain on sale of building	—	(503.7)	503.7	nm
Other (income) expense, net	300.0	(56.0)	356.0	(635.7)
Total cost and expense	$2,671.5	$1,137.4	$1,534.1	134.9%

	For the Nine Months Ended September 30,
(In millions, except percentages)	2023	2022	$ Change	% Change
Cost of sales, excluding amortization and impairment of acquired intangible assets	$1,915.1	$1,707.4	$207.7	12.2%
Research and development	1,891.1	1,629.5	261.6	16.1
Selling, general and administrative	1,941.2	1,770.8	170.4	9.6
Amortization and impairment of acquired intangible assets	164.0	190.9	(26.9)	(14.1)
Collaboration profit sharing/(loss reimbursement)	164.5	(42.6)	207.1	(486.2)
(Gain) loss on fair value remeasurement of contingent consideration	—	(13.7)	13.7	nm
Restructuring charges	120.0	124.1	(4.1)	(3.3)
Gain on sale of building	—	(503.7)	503.7	nm
Other (income) expense, net	248.2	(221.3)	469.5	(212.2)
Total cost and expense	$6,444.1	$4,641.4	$1,802.7	38.8%

nm Not meaningful

COST OF SALES, EXCLUDING AMORTIZATION AND IMPAIRMENT OF ACQUIRED INTANGIBLE ASSETS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In millions)	2023	2022	2023	2022
Product	$471.4	$283.5	$1,355.8	$1,125.4
Royalty	188.2	186.0	559.3	582.0
Total cost of sales	$659.6	$469.5	$1,915.1	$1,707.4
For the three months ended September 30, 2023, compared to the same period in 2022, product cost of sales increased primarily due to higher cost of sales associated with contract manufacturing revenue driven by increased production and unfavorable product mix.
For the nine months ended September 30, 2023, compared to the same period in 2022, product cost of sales increased primarily due to higher cost of sales associated with contract manufacturing revenue, in part related to Eisai for LEQEMBI, which we began recognizing in the first quarter of 2023 upon the accelerated approval of LEQEMBI in the U.S. as well as increased production. Cost of sales as a percentage of revenue was adversely affected by LEQEMBI batches due to minimal margins. The increase was partially offset by a write-off of approximately $275.0 million during the first quarter of 2022 of excess inventory and purchase commitments related to ADUHELM.
Additionally, for the three and nine months ended September 30, 2023, we recorded approximately $35.0 million and $113.3 million, respectively, of aggregate gross idle capacity charges, compared to approximately $11.0 million and $83.0 million, respectively, in the prior year comparative periods.
As a result of our acquisition of Reata we recorded a fair value step-up adjustment related to the acquired inventory of SKYCLARYS of approximately $1.7 billion. This fair value step-up adjustment will be amortized to cost of sales within our condensed consolidated statements of income when the inventory is sold, which is expected to be within approximately 3 years from the acquisition date. For additional information on our acquisition of Reata, please read Note 2, Acquisitions, to our condensed consolidated financial statements included in this report.
For additional information on our collaboration arrangements with Eisai, please read Note 19, Collaborative and Other Relationships, to our condensed consolidated financial statements included in this report.

RESEARCH AND DEVELOPMENT

Research and development expense, as a percentage of total revenue, was 29.1% and 21.9% for the three months ended September 30, 2023 and 2022, respectively. For the three months ended September 30, 2023, compared to the same period in 2022, the increase in research and development was primarily due to approximately $197.0 million of equity-based compensation expense incurred as a result of our acquisition of Reata in September 2023, an increase in spending in the development of litifilimab for the treatment of CLE and SLE, an increase in spending in ADUHELM primarily due to the change in our cost sharing arrangement with Eisai, as well as close out costs incurred during the third quarter of 2023 of approximately $37.2 million.
EARLY STAGE PROGRAMS
Q3 2023 vs. Q3 2022
The increase in early stage programs was driven by an increase in costs associated with:
•development of litifilimab for the treatment of CLE; and
•development of BIIB121 for the treatment of Angelman syndrome.
LATE STAGE PROGRAMS
Q3 2023 vs. Q3 2022
The decrease in late stage programs was driven by a decrease in costs associated with:
•advancement of LEQEMBI from late stage to marketed upon the accelerated approval of LEQEMBI in the U.S.;
•advancement of LUNSUMIO from late stage to marketed upon the accelerated approval of LUNSUMIO in the U.S.;
•advancement of ZURZUVAE from late stage to marketed upon the approval of ZURZUVAE for PPD in the U.S.; and
•discontinuation of BIIB093 for large hemispheric infarction.
The decrease was partially offset by an increase in costs associated with:
•development of litifilimab for the treatment of SLE.
MARKETED PROGRAMS
Q3 2023 vs. Q3 2022
The increase in marketed programs was driven by an increase in costs associated with:
•advancement of LEQEMBI from late stage to marketed upon the accelerated approval of LEQEMBI in the U.S.;
•advancement of ZURZUVAE from late stage to marketed upon the approval of ZURZUVAE for PPD in the U.S.;
•increased spend in ADUHELM primarily due to the change in our cost sharing arrangement with Eisai; and
•close out costs related to the discontinuation of our EMBARK study.
OTHER RESEARCH AND DEVELOPMENT COSTS
Q3 2023 vs. Q3 2022
The increase in other research and development costs was driven by an increase in costs associated with:
•acquisition of Reata in September 2023.

Research and development expense, as a percentage of total revenue, was 25.4% and 21.4% for the nine months ended September 30, 2023 and 2022, respectively. For the nine months ended September 30, 2023, compared to the same period in 2022, the increase in research and development was primarily due to approximately $197.0 million of equity-based compensation expense incurred as a result of our acquisition of Reata in September 2023, an increase in spending in the development of LEQEMBI for the treatment of Alzheimer's disease, litifilimab for the treatment of CLE and SLE, and TOFIDENCE, a tocilizumab biosimilar referencing ACTEMRA, as well as close out costs incurred during 2023 of approximately $57.7 million.
EARLY STAGE PROGRAMS
YTD 2023 vs. YTD 2022
The increase in early stage programs was driven by an increase in costs associated with:
•development of litifilimab for the treatment of CLE;
•development of BIIB121 for the treatment of Angelman syndrome;
•development of BIIB115 for the treatment of SMA;
•development of BIIB091 for the treatment of MS; and
•development of BIIB080 for the treatment of Alzheimer's disease.
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
•advancement of LUNSUMIO from late stage to marketed upon the accelerated approval of LUNSUMIO in the U.S; and
•advancement of ZURZUVAE from late stage to marketed upon the approval of ZURZUVAE for PPD in the U.S.
The decrease was partially offset by an increase in costs associated with:
•development of litifilimab for the treatment of SLE into late stage; and
•development of TOFIDENCE, a tocilizumab biosimilar referencing ACTEMRA.
MARKETED PROGRAMS
YTD 2023 vs. YTD 2022
The increase in marketed programs was driven by an increase in costs associated with:
•advancement of LEQEMBI from late stage to marketed upon the accelerated approval of LEQEMBI in the U.S.;
•advancement of ZURZUVAE from late stage to marketed upon the approval of ZURZUVAE for PPD in the U.S.; and
•increased spend in ADUHELM primarily due to change in our cost sharing arrangement with Eisai.

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
SELLING, GENERAL AND ADMINISTRATIVE
For the three and nine months ended September 30, 2023, compared to the same periods in 2022, selling, general and administrative expense increased by approximately 39.9% and 9.6%, respectively, primarily due to the recognition of approximately $196.4 million in compensation expense related to our acquisition of Reata. This amount was associated with the accelerated vesting of stock options and RSUs previously granted to Reata employees and required no future services to vest. Additionally, we incurred transaction and integration-related expenses of approximately $29.6 million related to the acquisition. The increases were partially offset by the impact of cost-reduction measures realized during 2023.
During the third quarter of 2023 we recorded a reclassification of $38.7 million in LEQEMBI collaboration costs from other revenue to selling, general and administrative expense within our condensed consolidated statements of income.
For the nine months ended September 30, 2023, selling, general and administrative expense also includes a $31.0 million obligation to Eisai related to the termination of the co-promotion agreement for our MS products in Japan during the first quarter of 2023 and accelerated depreciation recognized during the second quarter of 2023 of approximately $11.5 million.
Outside of the Reata acquisition-related costs, we expect selling, general and administrative costs to continue to decline in 2023 due to the implementation of our cost saving initiatives.
For additional information on our acquisition of Reata, please read Note 2, Acquisitions, to our condensed consolidated financial statements included in this report. For additional information on our collaboration arrangements with Eisai, please read Note 19, Collaborative and Other Relationships, to our condensed consolidated financial statements included in this report.
AMORTIZATION AND IMPAIRMENT OF ACQUIRED INTANGIBLE ASSETS
Our amortization expense is based on the economic consumption and impairment of intangible assets. Our most significant amortizable intangible assets are related to TYSABRI, AVONEX, SPINRAZA, VUMERITY and SKYCLARYS, which was obtained as part of our acquisition of Reata in September 2023.
For the nine months ended September 30, 2023, compared to the same period in 2022, the decrease in amortization and impairment of acquired intangible assets was primarily due to lower rates of amortization for acquired intangible assets in the current year. For the three and nine months ended September 30, 2023 and 2022, we had no impairment charges.
For additional information on our acquisition of Reata, please read Note 2, Acquisitions, to our condensed consolidated financial statements included in this report.

For additional information on the amortization and impairment of our acquired intangible assets, please read Note 7, Intangible Assets and Goodwill, to our condensed consolidated financial statements included in this report.
COLLABORATION PROFIT SHARING/(LOSS REIMBURSEMENT)
Collaboration profit sharing/(loss reimbursement) primarily includes Samsung Bioepis' 50.0% share of the profit or loss related to our biosimilars 2013 commercial agreement with Samsung Bioepis and Eisai's 45.0% share of income and expense in the U.S. related to the ADUHELM Collaboration Agreement. Beginning January 1, 2023, Eisai receives only a tiered royalty based on net sales of ADUHELM, and will no longer share global profits and losses. In the third quarter of 2023 we began recognizing collaboration profit sharing/(loss reimbursement) related to Sage's 50.0% share of income and expense in the U.S. related to ZURZUVAE.
For the three and nine months ended September 30, 2023, we recognized net profit-sharing expense of $56.4 million and $170.4 million, respectively, to reflect Samsung Bioepis' 50.0% sharing of the net collaboration profits, compared to a net profit-sharing expense of $48.7 million and $171.4 million, respectively, in the prior year comparative periods.
For the three and nine months ended September 30, 2023, we recorded $5.9 million to reflect Sage's 50.0% share of net collaboration expense in the U.S. related to commercialization activities to support ZURZUVAE for PPD.
For the three and nine months ended September 30, 2022, we recognized net reductions to our operating expense of approximately $3.4 million and $214.0 million, respectively, to reflect Eisai's 45.0% share of net collaboration losses in the U.S.
For additional information on our collaboration and license arrangements with Samsung Bioepis, Sage and Eisai, please read Note 19, Collaborative and Other Relationships, to our condensed consolidated financial statements included in this report.
RESTRUCTURING CHARGES
2023 COST SAVING INITIATIVES
In 2023 we initiated additional cost saving measures as part of our Fit for Growth program to reduce operating costs, while improving operating efficiency and effectiveness. The Fit for Growth program is expected to generate approximately $1.0 billion in gross operating expense savings by 2025, some of which will be reinvested in various initiatives. The Fit for Growth program is currently estimated to include net headcount reduction of approximately 1,000 employees.
Total charges incurred from our 2023 cost saving initiatives are summarized as follows:

	For the Three Months Ended September 30, 2023			For the Nine Months Ended September 30, 2023
(In millions)	Severance Costs	Accelerated Depreciation and Other Costs	Total	Severance Costs	Accumulated Depreciation and Other Costs	Total
Selling, general and administrative	$—	$5.9	$5.9	$—	$17.4	$17.4
Research and development	—	0.2	0.2	—	0.7	0.7
Restructuring charges	37.7	17.3	55.0	62.6	33.8	96.4
Total charges	$37.7	$23.4	$61.1	$62.6	$51.9	$114.5
Other Costs: includes costs associated with items such as asset abandonment and write-offs, facility closure costs, pretax gains and losses resulting from the termination of certain leases, employee non-severance expense, consulting fees and other costs.
REATA INTEGRATION
Following the closing of the Reata acquisition, we implemented an integration plan designed to realize operating synergies through cost savings and avoidance. We expect to incur restructuring charges of approximately $30.0 million in 2023. These amounts are primarily related to severance and are expected to be paid by the end of 2024. For the three and nine months ended September 30, 2023, we recognized approximately $21.0 million of net pre-tax restructuring charges, primarily consisting of employee severance costs.
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
Total charges incurred from our 2022 cost saving initiatives are summarized as follows:

	For the Three Months Ended September 30,
	2023			2022
(In millions)	Severance Costs	Accelerated Depreciation and Other Costs	Total	Severance Costs	Accumulated Depreciation and Other Costs(1)	Total
Restructuring charges	$—	$—	$—	$21.6	$(6.2)	$15.4
Total charges	$—	$—	$—	$21.6	$(6.2)	$15.4

	For the Nine Months Ended September 30,
	2023			2022
(In millions)	Severance Costs	Accelerated Depreciation and Other Costs	Total	Severance Costs	Accumulated Depreciation and Other Costs(1)	Total
Restructuring charges	$—	$2.6	$2.6	$110.2	$13.9	$124.1
Total charges	$—	$2.6	$2.6	$110.2	$13.9	$124.1

(1) Amounts reflect a gain recorded during the third quarter of 2022 of approximately $5.3 million related to the partial termination of a portion of our lease located at 300 Binney Street.
For additional information on our cost saving initiatives, please read Note 4, Restructuring, to our condensed consolidated financial statements included in this report.
GAIN ON SALE OF BUILDING
In September 2022 we completed the sale of our building and land parcel located at 125 Broadway for an aggregate sales price of approximately $603.0 million, which is inclusive of a $10.8 million tenant allowance. This sale resulted in a pre-tax gain on sale of approximately $503.7 million, net of transaction costs, which is reflected within gain on sale of building in our condensed consolidated statements of income for the three and nine months ended September 30, 2022. Simultaneously, with the close of this transaction we leased back the building for a term of approximately 5.5 years, which resulted in the recognition of approximately $168.2 million in a new lease liability and right-of-use asset recorded within our condensed consolidated balance sheets as of December 31, 2022. The sale and immediate leaseback of this building qualified for sale and leaseback treatment and is classified as an operating lease.
For additional information on the sale of our building, please read Note 11, Property, Plant and Equipment, to our condensed consolidated financial statements included in this report.
For additional information on our 300 Binney Street lease modification, please read Note 12, Leases, to these condensed consolidated financial statements included in this report.
OTHER (INCOME) EXPENSE, NET
For the three months ended September 30, 2023, compared to the same period in 2022, the change in other (income) expense, net primarily reflects net losses on our holdings in equity securities of approximately $302.0 million partially offset by higher interest income driven by higher interest rates.
For the nine months ended September 30, 2023, compared to the same period in 2022, the change in other (income) expense, net primarily reflects a pre-tax gain recorded during the second quarter of 2022 of approximately $1.5 billion related to the sale of our 49.9% equity interest in Samsung Bioepis, partially offset by a pre-tax charge recorded during the second quarter of 2022 of approximately $900.0 million, plus settlement fees and expenses, related to a litigation settlement agreement to resolve a qui tam litigation relating to conduct prior to 2015.

NET (GAINS) LOSSES IN EQUITY SECURITIES
For the three months ended September 30, 2023, net unrealized and realized losses on our holdings in equity securities were approximately $297.6 million and $4.4 million, respectively, compared to net unrealized and realized gains of approximately $109.3 million and $0.5 million, respectively, in the prior year comparative period.
•The net unrealized losses recognized during the three months ended September 30, 2023, primarily reflect a decrease in the aggregate fair value of our investments in Sage, Denali and Sangamo common stock of approximately $295.6 million.
•The net unrealized gains recognized during the three months ended September 30, 2022, primarily reflect an increase in the aggregate fair value of our investments in Sage, Ionis, Sangamo and Denali common stock of approximately $112.5 million.
For the nine months ended September 30, 2023, net unrealized and realized losses on our holdings in equity securities were approximately $268.3 million and $5.3 million, respectively, compared to net unrealized losses and realized (gains) losses of $158.1 million and zero, respectively, in the prior year comparative period.
•The net unrealized losses recognized during the nine months ended September 30, 2023, primarily reflect a decrease in the aggregate fair value of our investments in Sage, Denali, Sangamo and Ionis common stock of approximately $265.0 million.
•The net unrealized losses recognized during the nine months ended September 30, 2022, primarily reflect a decrease in the aggregate fair value of our investments in Denali and Sangamo common stock of approximately $198.0 million, partially offset by an increase in the fair value of Ionis and Sage common stock of approximately $52.2 million.
For additional information on the sale of our equity interest in Samsung Bioepis, please read Note 3, Dispositions, to our condensed consolidated financial statements included in this report.
INCOME TAX PROVISION

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In millions, except percentages)	2023	2022	2023	2022
Income before income tax (benefit) expense	$(141.2)	$1,371.1	$1,005.2	$2,988.0
Income tax (benefit) expense	(72.9)	236.2	92.6	578.5
Effective tax rate	51.6%	17.2%	9.2%	19.4%
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
The effective tax rate for the three months ended September 30, 2023, reflects a tax benefit of $72.9 million recognized as a result of a pretax loss from operations of $141.2 million recorded during the third quarter of 2023, which was driven, in part, by the impact of the non-cash changes in the value of our equity investments and Reata acquisition-related expenses. For all other periods presented, the effective tax rates reflect tax expense on pretax income from operations in the respective periods.
For the three months ended September 30, 2023, compared to the same period in 2022, the change in our effective tax rate was driven by the impact of the non-cash changes in the value of our equity investments and Reata acquisition-related expenses.
For the nine months ended September 30, 2023, compared to the same period in 2022, our effective tax rate, in addition to the items noted above, was also impacted by the combined net unfavorable tax rate impacts in 2022 related to a litigation settlement agreement, the sale of our equity interest in Samsung Bioepis, the impact of a Neurimmune valuation allowance and an international reorganization to align with global tax developments. The change also benefits from the resolution of an uncertain tax matter during the first quarter of 2023 related to tax credits.
For additional information on our acquisition of Reata, please read Note 2, Acquisitions, to our condensed consolidated financial statements included in this report.

For additional information on our income taxes, please read Note 17, Income Taxes, to our condensed consolidated financial statements included in this report.
NONCONTROLLING INTERESTS, NET OF TAX
Our condensed consolidated financial statements include the financial results of our variable interest entity, Neurimmune, as we determined that we are the primary beneficiary.
For the nine months ended September 30, 2023, compared to the same period in 2022, the change in net income (loss) attributable to noncontrolling interests, net of tax, was primarily due to an increase in a valuation allowance of approximately $85.0 million recorded in the first quarter of 2022.
For additional information on the valuation allowance and our collaboration agreement with Neurimmune, please read Note 20, Investments in Variable Interest Entities, to our condensed consolidated financial statements included in this report.
FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Our financial condition is summarized as follows:

(In millions, except percentages)	As of September 30, 2023	As of December 31, 2022	$ Change	% Change
Financial assets:
Cash and cash equivalents	$2,287.9	$3,419.3	$(1,131.4)	(33.1)%
Marketable securities — current	—	1,473.5	(1,473.5)	(100.0)
Marketable securities — non-current	0.1	705.7	(705.6)	(100.0)
Total cash, cash equivalents and marketable securities	$2,288.0	$5,598.5	$(3,310.5)	(59.1)%
Borrowings:
Current portion of term loan	$500.0	$—	$500.0	—%
Notes payable and term loan	6,786.4	6,281.0	505.4	8.0%
Total borrowings	$7,286.4	$6,281.0	$1,005.4	16.0%
Working capital:
Current assets	$8,454.1	$9,791.2	$(1,337.1)	(13.7)%
Current liabilities	(5,022.3)	(3,272.8)	(1,749.5)	53.5
Total working capital	$3,431.8	$6,518.4	$(3,086.6)	(47.4)%
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
On September 26, 2023, we completed the acquisition of all of the issued and outstanding shares of Reata for $6.6 billion and $983.9 million for outstanding equity awards. This transaction was funded with cash on hand and the issuance of a $1.0 billion term loan. As of September 30, 2023, approximately $1.3 billion associated with the Reata transaction is accrued and will be paid by November 2023. For additional information on our acquisition of Reata, please read Note 2, Acquisitions, to our condensed consolidated financial statements included in this report.

For additional information on certain risks that could negatively impact our financial position or future results of operations, please read Item 1A. Risk Factors and Item 3. Quantitative and Qualitative Disclosures About Market Risk included in this report.
LIQUIDITY
WORKING CAPITAL
Working capital is defined as current assets less current liabilities. Our working capital was $3.4 billion and $6.5 billion as of September 30, 2023 and December 31, 2022, respectively. The change in working capital reflects a decrease in total current assets of approximately $1,337.1 million and an increase in total current liabilities of approximately $1,749.5 million. The changes in current assets and current liabilities were primarily driven by the following:
CURRENT ASSETS
•$2,604.9 million decrease in cash, cash equivalents and current marketable securities primarily due to consideration paid for our acquisition of Reata;
•$443.5 million decrease in other current assets primarily due to the receipt of $812.5 million from Samsung BioLogics related to the sale of Samsung Bioepis, partially offset by the second deferred payment of $437.5 million being due within one year; and
•$1,638.0 million increase in inventory due to the acquired inventory resulting from our acquisition of Reata.
CURRENT LIABILITIES
•$51.4 million decrease in accounts payable primarily due to timing of payments;
•$500.0 million increase in current portion of debt due to the short-term portion of the outstanding term loan related to our acquisition of Reata; and
•$1,317.0 million increase in accrued expense and other primarily reflecting accrued costs related to our acquisition of Reata.
For additional information on our acquisition of Reata, please read Note 2, Acquisitions, to our condensed consolidated financial statements included in this report.
For additional information on the sale of our equity interest in Samsung Bioepis, please read Note 3, Dispositions, to our condensed consolidated financial statements included in this report.
CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES
As of September 30, 2023, we had cash, cash equivalents and marketable securities totaling approximately $2.3 billion compared to approximately $5.6 billion as of December 31, 2022. The decrease in the balance was primarily due to the use of cash, cash equivalents and marketable securities to fund our acquisition of Reata. In connection with our acquisition of Reata we accrued approximately $983.9 million related to Reata's outstanding equity awards, inclusive of employer taxes, of which approximately $980.0 million was subsequently paid in October 2023. Additionally, we assumed a payable to Blackstone of approximately $300.0 million related to a one-time contract termination fee to eliminate potential future royalty obligations related to SKYCLARYS, which was triggered as part of the change in control provision under Reata's funding agreement with Blackstone. Payment to Blackstone is expected to be made in November 2023. For additional information on our acquisition of Reata, please read Note 2, Acquisitions, to these condensed consolidated financial statements included in this report.
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

The following table summarizes the fair value of our significant common stock investments in our strategic investment portfolio:

(In millions)	September 30, 2023	December 31, 2022
Denali	$274.6	$370.2
Sage	128.4	238.0
Sangamo(1)	10.6	74.3
Ionis(2)	—	108.6
Total	$413.6	$791.1

(1) During the third quarter of 2023 we sold a portion of our Sangamo common stock.
(2) During the second quarter of 2023 we sold our remaining shares of Ionis common stock.
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
For additional information on our collaboration arrangements, please read Note 19, Collaborative and Other Relationships, to our condensed consolidated financial statements included in this report.
CASH FLOW
The following table summarizes our cash flow activity:

	For the Nine Months Ended September 30,
(In millions, except percentages)	2023	2022	% Change
Net cash flow provided by (used in) operating activities	$1,534.7	$1,559.3	(1.6)%
Net cash flow provided by (used in) investing activities	(3,448.7)	1,717.7	(300.8)
Net cash flow provided by (used in) financing activities	795.4	(1,739.9)	145.7
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
For the nine months ended September 30, 2023, compared to the same period in 2022, net cash flow provided by operating activities was relatively flat. Net cash flow from operations in 2023 was primarily driven by net income of $912.6 million, lower inventory purchases and the timing of payments. Net cash flow from operations in 2022 was primarily driven by net income of $2.4 billion adjusted for a pre-tax gain of approximately $1.5 billion related to the sale of our equity interest in Samsung Bioepis and a pre-tax gain of approximately $503.7 million related to the sale of one of our buildings as well as timing of payments.
INVESTING ACTIVITIES
For the nine months ended September 30, 2023, compared to the same period in 2022, the change in net cash flow provided by (used in) investing activities was primarily due to a $6.3 billion payment made in 2023 for our acquisition of Reata, net of cash acquired, partially offset by higher net sales of marketable securities in the current period. Additionally, we received $582.6 million in 2022 related to the sale of one of our buildings.
FINANCING ACTIVITIES
For the nine months ended September 30, 2023, compared to the same period in 2022, the change in net cash flow provided by (used in) financing activities was primarily due to the issuance of term loans totaling $1.0 billion under our $1.5 billion term loan credit agreement which were used to partially fund our acquisition of Reata, compared to debt repayments of approximately $1.0 billion and share repurchases of $750.0 million during the same period in 2022. Additionally, we repaid Reata's outstanding debt obligation of $159.9 million during the third quarter of 2023.
For additional information on our acquisition of Reata, please read Note 2, Acquisitions, to our condensed consolidated financial statements included in this report.
CAPITAL RESOURCES
DEBT AND CREDIT FACILITIES
LONG-TERM DEBT AND TERM LOAN CREDIT AGREEMENTS
Our long-term obligations primarily consist of long-term debt related to our Senior Notes with final maturity dates ranging between 2025 and 2051. As of September 30, 2023, our outstanding balance related to long-term debt was $6,786.4 million.
In connection with our acquisition of Reata in September 2023 we entered into a $1.5 billion term loan credit agreement. On the closing date of the Reata acquisition we drew $1.0 billion from the term loan, comprised of a $500.0 million floating rate 364-day tranche and a $500.0 million floating rate three-year tranche. The remaining unused commitment of $500.0 million was terminated. As of September 30, 2023, we had $1.0 billion outstanding under the term loan credit agreement, of which $500.0 million was outstanding under the 364-day tranche and $500.0 million outstanding under the three-year tranche.
REVOLVING CREDIT FACILITY
We maintain a $1.0 billion, five-year senior unsecured revolving credit facility under which we are permitted to draw funds for working capital and general corporate purposes. The terms of the revolving credit facility include a financial covenant that requires us not to exceed a maximum consolidated leverage ratio. As of September 30, 2023 and December 31, 2022, we had no outstanding borrowings and were in compliance with all covenants under this facility.
For a summary of the fair and carrying values of our outstanding borrowings as of September 30, 2023 and December 31, 2022, please read Note 8, Fair Value Measurements, to our condensed consolidated financial statements included in this report.
For additional information on our Senior Notes and credit facility please read, Note 13, Indebtedness, to our consolidated financial statements included in our 2022 Form 10-K.
SHARE REPURCHASE PROGRAMS
In October 2020 our Board of Directors authorized our 2020 Share Repurchase Program, which is a program to repurchase up to $5.0 billion of our common stock. Our 2020 Share Repurchase Program does not have an expiration date. All share repurchases under our 2020 Share Repurchase Program will be retired. Under our 2020 Share Repurchase Program, we repurchased and retired approximately 1.2 million and 3.6 million shares of our common stock at a cost of approximately $250.0 million and $750.0 million during the three and nine months ended September 30, 2022, respectively. There were no share repurchases of our common stock during the three and nine months ended September 30, 2023. Approximately $2.1 billion remained available under our 2020 Share Repurchase Program as of September 30, 2023.
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
In connection with our acquisition of Reata in September 2023 we assumed additional contractual obligations related to operating lease commitments and royalty payments. Reata entered into agreements to pay royalties on future sales of SKYCLARYS, which will cumulatively range in the low to mid single digits. Additionally, as of September 30, 2023, our contractual obligations include a liability assumed from Reata of approximately $300.0 million related to a one-time contract termination fee to eliminate potential future royalty obligations related to SKYCLARYS, which was triggered as part of the change in control provision under Reata's funding agreement with Blackstone. Additionally, we assumed responsibility for a single-tenant, build-to-suit building of approximately 327,400 square feet of office and laboratory space located in Plano, Texas, with an initial lease term of 16 years. This lease was expected to be Reata’s future headquarters. Total net present value of rental expense is approximately $151.8 million over the next 15 years.
For additional information on our acquisition of Reata, please read Note 2, Acquisitions, to our condensed consolidated financial statements included in this report.
Aside from our new commitments related to Reata, there have been no material changes in our contractual obligations since December 31, 2022.
CONTINGENT DEVELOPMENT, REGULATORY AND COMMERCIAL MILESTONE PAYMENTS
Based on our development plans as of September 30, 2023, we could trigger potential future milestone payments to third parties of up to approximately $6.0 billion, including approximately $1.2 billion in development milestones, approximately $500.0 million in regulatory milestones and approximately $4.3 billion in commercial milestones, as part of our various collaborations, including licensing and development programs. Payments under these agreements generally become due and payable upon achievement of certain development, regulatory or commercial milestones. Because the achievement of these milestones was not considered probable as of September 30, 2023, such contingencies have not been recorded in our financial statements. Amounts related to contingent milestone payments are not considered contractual obligations as they are contingent on the successful achievement of certain development, regulatory or commercial milestones.
If certain clinical and commercial milestones are met, we may pay up to approximately $91.7 million in milestones in 2023 under our current agreements. This includes milestones totaling $75.0 million due to Sage upon the first commercial sale of ZURZUVAE for PPD in the U.S.
OTHER FUNDING COMMITMENTS
As of September 30, 2023, we have several ongoing clinical studies in various clinical trial stages. Our most significant clinical trial expenditures are to CROs. The contracts with CROs are generally cancellable, with notice, at our option. We recorded accrued expense of approximately $34.3 million in our condensed consolidated balance sheets for expenditures incurred by CROs as of September 30, 2023. We have approximately $777.0 million in cancellable future commitments based on existing CRO contracts as of September 30, 2023.
TAX RELATED OBLIGATIONS
We exclude liabilities pertaining to uncertain tax positions from our summary of contractual obligations as we cannot make a reliable estimate of the period of cash settlement with the respective taxing authorities. As of September 30, 2023, we have approximately $163.7 million of liabilities associated with uncertain tax positions.
As of September 30, 2023 and December 31, 2022, we have accrued income tax liabilities of approximately $419.5 million and $558.0 million, respectively, under the Transition Toll Tax. Of the amounts accrued as of September 30, 2023, approximately $185.4 million is expected to be paid within one year. The Transition Toll Tax is being paid in installments over an eight-year period, which started in 2018, and will not accrue interest.
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
BUSINESS COMBINATIONS
Business combinations are recorded using the acquisition method of accounting. The results of operations of the acquired company are included in our results of operations beginning on the acquisition date, and assets acquired and liabilities assumed are recognized on the acquisition date at their respective fair values. Any excess of consideration transferred over the net carrying value of the assets acquired and liabilities assumed as of the acquisition date is recognized as goodwill. Transaction and restructuring costs related to business combinations are expensed as incurred. The fair value of assets acquired and liabilities assumed in certain cases may be subject to revision based on the final determination of fair value during a period of time not to exceed 12 months from the acquisition date. If we determine the assets acquired do not meet the definition of a business, the transaction will be accounted for as an asset acquisition rather than a business combination.
Except for business combinations, as discussed above, there have been no material changes to our critical accounting estimates since our 2022 Form 10-K. For a discussion of our other critical accounting estimates, please read Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2022 Form 10-K.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are subject to certain risks that may affect our results of operations, cash flow and fair values of assets and liabilities, including volatility in foreign currency exchange rates, interest rate movements and equity price exposure as well as changes in economic conditions in the markets in which we operate as a result of the COVID-19 pandemic, the conflict in Ukraine and the military conflict in the Middle East. We manage the impact of foreign currency exchange rates and interest rates through various financial instruments, including derivative instruments such as foreign currency forward contracts, foreign currency options, interest rate lock contracts and interest rate swap contracts. We do not enter into financial instruments for trading or speculative purposes. The counterparties to these contracts are major financial institutions, and there is no significant concentration of exposure with any one counterparty.
FOREIGN CURRENCY EXCHANGE RISK
Our results of operations are subject to foreign currency exchange rate fluctuations due to the global nature of our operations. As a result, our consolidated financial position, results of operations and cash flow can be affected by market fluctuations in foreign currency exchange rates, primarily with respect to the Euro, British pound sterling, Canadian dollar and Swiss franc.
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
During the second quarter of 2018 the International Practices Task Force of the Center for Audit Quality categorized Argentina as a country with a projected three-year cumulative inflation rate greater than 100.0%, which indicated that Argentina's economy is highly inflationary. This categorization did not have a material impact on our results of operations or financial position as of September 30, 2023, and is not expected to have a material impact on our results of operations or financial position in the future.
REVENUE AND OPERATING EXPENSE HEDGING PROGRAM
Our foreign currency hedging program is designed to mitigate, over time, a portion of the impact resulting from volatility in exchange rate changes on revenue and operating expense. We use foreign currency forward contracts and foreign currency options to manage foreign currency risk, with the majority of our forward contracts and options used to hedge certain forecasted revenue and operating expense transactions denominated in foreign currencies in the next 15 months. We do not engage in currency speculation. For a more detailed disclosure of our revenue and operating expense hedging program, please read Note 10, Derivative Instruments, to our condensed consolidated financial statements included in this report.
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
The following quantitative information includes the impact of currency movements on forward contracts used in our revenue, operating expense and balance sheet hedging programs. As of September 30, 2023 and December 31, 2022, a hypothetical adverse 10.0% movement in foreign currency exchange rates compared to the U.S. dollar across all maturities would result in a hypothetical decrease in the fair value of forward contracts of approximately $230.9 million and $293.7 million, respectively. The estimated fair value change was determined by measuring the impact of the hypothetical exchange rate movement on outstanding forward contracts. Our use of this methodology to quantify the market risk of such instruments is subject to assumptions and actual impact could be significantly different. The quantitative information about market risk is limited because it does not take into account all foreign currency operating transactions.
INTEREST RATE RISK
Our investment portfolio includes cash equivalents and short-term investments. The fair value of our marketable securities is subject to change as a result of potential changes in market interest rates. The potential change in fair value for interest rate sensitive instruments has been assessed on a hypothetical 100 basis point adverse movement across all maturities. As of December 31, 2022, we estimate that such hypothetical 100 basis point adverse movement would result in a hypothetical loss in fair value of approximately $11.7 million to our interest rate sensitive instruments. The fair values of our investments were determined using third-party pricing services or other market observable data.
We partially funded our Reata acquisition through available cash, cash equivalents and marketable securities. As of September 30, 2023, we have sold all of our marketable debt securities. For additional information on our acquisition of Reata, please read Note 2, Acquisitions, to these condensed consolidated financial statements.
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

We operate in certain countries where weakness in economic conditions, including the effects of the COVID-19 pandemic, the conflict in Ukraine and the military conflict in the Middle East, can result in extended collection periods. We continue to monitor these conditions, including the volatility associated with international economies and the relevant financial markets, and assess their possible impact on our business. To date, we have not experienced any significant losses with respect to the collection of our accounts receivable.
We believe that our allowance for doubtful accounts was adequate as of September 30, 2023 and December 31, 2022.
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
Changes in the fair value of these equity securities are impacted by the volatility of the stock market and changes in general economic conditions, among other factors. The potential change in fair value for equity price sensitive instruments has been assessed on a hypothetical 10.0% adverse movement. As of September 30, 2023 and December 31, 2022, a hypothetical adverse 10.0% movement would result in a hypothetical decrease in fair value of approximately $41.4 million and $79.1 million, respectively.
ITEM 4.     CONTROLS AND PROCEDURES
DISCLOSURE CONTROLS AND PROCEDURES AND INTERNAL CONTROL OVER FINANCIAL REPORTING
CONTROLS AND PROCEDURES
We have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of September 30, 2023. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that:
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
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
On September 26, 2023, we completed our acquisition of Reata. The Reata acquisition was accounted for as a business combination using the acquisition method of accounting. The results of operations of the acquired Reata business have been included in our results of operations since September 26, 2023, and we are currently in the process of evaluating and integrating Reata's historical internal controls over financial reporting with ours.
Other than the evaluation and integration of internal controls resulting from the Reata acquisition, as discussed above, there were no changes in our internal control over financial reporting during the quarter ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
For a discussion of legal proceedings as of September 30, 2023, please read Note 21, Litigation, to our condensed consolidated financial statements included in this report, which is incorporated into this item by reference.
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
•adverse legal, administrative, geopolitical events, regulatory or legislative developments; or
•our ability to maintain a positive reputation among patients, healthcare providers and others, which may be impacted by our pricing and reimbursement decisions.
LEQEMBI and SKYCLARYS are in the early stages of commercial launch in the U.S. In addition to risks associated with new product launches and the other factors described in these Risk Factors, Biogen’s and Eisai’s ability to successfully commercialize LEQEMBI and our ability to successfully commercialize SKYCLARYS may be adversely affected due to:
•Eisai’s ability to obtain and maintain adequate reimbursement for LEQEMBI;
•the effectiveness of Eisai's and Biogen’s commercial strategy for marketing LEQEMBI;
•requirements such as participation in a registry and the use of imaging or other diagnostics;
•the approval of other new products for the same or similar indications;
•Eisai’s and Biogen’s ability to maintain a positive reputation among patients, healthcare providers and others in the Alzheimer’s disease community, which may be impacted by pricing and reimbursement decisions relating to LEQEMBI, which are made by Eisai;
•Biogen's ability to obtain and maintain adequate reimbursement for SKYCLARYS; and
•the effectiveness of Biogen's commercial strategy for marketing SKYCLARYS.
Our long-term success depends upon the successful development of new products and additional indications for our existing products.
Our long-term success will depend upon the successful development of new products from our research and development activities or our licenses or acquisitions from third-parties, as well as additional indications for our existing products.
Product development is very expensive and involves a high degree of uncertainty and risk and may not be successful. Only a small number of research and development programs result in the commercialization of a product. It is difficult to predict the success and the time and cost of product development of novel approaches for the treatment of diseases. The development of novel approaches for the treatment of diseases, including development efforts in new modalities such as those based on the antisense oligonucleotide platform and gene therapy, may present additional challenges and risks, including obtaining approval from regulatory authorities that have limited experience with the development of such therapies. For example, we are currently seeking approval of SKYCLARYS in Europe and any delays or challenges regarding its approval in Europe may adversely impact our ability to realize the anticipated benefits from the Reata acquisition.
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
Any failure in the execution of a transaction, in the integration of an acquired asset or business or in achieving expected synergies could result in slower growth, higher than expected costs, the recording of asset impairment charges and other actions which could adversely affect our business, financial condition and results of operations. For example, we recently acquired Reata and are in the process of integrating Reata into our Company. The ultimate success of our acquisition of Reata and our ability to realize the anticipated benefits from the acquisition, including the SKYCLARYS product and anticipated synergies, depends on, among other things, how effective we are in integrating the Biogen and Reata operations.
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
Our success, including our long-term viability and growth, depends, in part, on our ability to obtain and defend patent and other intellectual property rights, including certain regulatory forms of exclusivity, that are important to the commercialization of our products and product candidates. Patent protection and/or regulatory exclusivity in the U.S. and other important markets remains uncertain and depends, in part, upon decisions of the patent offices, courts, administrative bodies and lawmakers in these countries. We may fail to obtain, defend or preserve patent and other intellectual property rights, including certain regulatory forms of exclusivity, or the protection we obtain may not be of sufficient breadth and degree to protect our commercial interests in all countries where we conduct business, which could result in financial, business or reputational harm to us or could cause a decline or volatility in our stock price. In addition, settlements of such proceedings often result in reducing the period of exclusivity and other protections, resulting in a reduction in revenue from affected products.
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
Cyber-attacks are increasing in their frequency, sophistication and intensity, and are becoming increasingly difficult to detect, when they impact vendors, customers or companies, including vendors, suppliers and other companies in our supply chain. They are often carried out by motivated, well-resourced, skilled and persistent actors, including nation states, organized crime groups, “hacktivists” and employees or contractors acting with careless or malicious intent. Geopolitical instability, including that related to Russia's invasion of Ukraine or the conflict in the Middle East, may increase cyber-attacks. Cyber-attacks include deployment of harmful malware and key loggers, ransomware, a denial-of-service attack, a malicious website, the use of social engineering and other means to affect the confidentiality, integrity and availability of our technology systems and data. Cyber-attacks also include manufacturing, hardware or software supply chain attacks, which could cause a delay in the manufacturing of products or products produced for contract manufacturing or lead to a data privacy or security breach. Our key business partners face similar risks and any security breach of their systems could adversely affect our security posture. In addition, our increased use of cloud technologies heightens these and other operational risks, and any failure by cloud or other technology service providers to adequately safeguard their systems and prevent cyber-attacks could disrupt our operations and result in misappropriation, corruption or loss of confidential or propriety information.
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
Regulations continue to change as regulators worldwide consider new rules. For example, the SEC has adopted additional disclosure rules regarding cyber security risk management, strategy, governance and incident reporting by public companies. These new regulations or other regulations being considered in Europe and around the world may impact the manner in which we operate.
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
•Global Bulk Supply Risks. We rely on our manufacturing facilities for the production of drug substance for our large molecule products and product candidates. Our global bulk supply of these products and product candidates depends on the uninterrupted and efficient operation of these facilities, which could be adversely affected by equipment failures, labor or raw material shortages, geopolitical instability, public health epidemics, natural disasters, power failures, cyber-attacks and many other factors.
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
Our success is dependent upon our ability to attract and retain qualified management and other personnel in a highly competitive environment. Qualified individuals are in high demand, and we may incur significant costs to attract or retain them. We may face difficulty in attracting and retaining talent for a number of reasons, including management changes, integration related to the Reata acquisition, the underperformance or discontinuation of one or more marketed, pre-clinical or clinical programs, recruitment by competitors or changes in the overall labor market. In addition, changes in our organizational structure or in our flexible working arrangements could impact employees' productivity and morale as well as our ability to attract, retain and motivate employees. We cannot ensure that we will be able to hire or retain the personnel necessary for our operations or that the loss of any personnel will not have a material impact on our financial condition and results of operations.
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
•delays in clinical trials relating to geopolitical instability related to Russia's invasion of Ukraine and the military conflict in the Middle East;
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
As a global biopharmaceutical company, we are subject to taxation in numerous countries, states and other jurisdictions. As a result, our effective tax rate is derived from a combination of applicable tax rates, including withholding taxes, in the various places that we operate. In preparing our financial statements, we estimate the amount of tax that will become payable in each of such places. Our effective tax rate may be different than experienced in the past or our current expectations due to many factors, including changes in the mix of our profitability from country to country, the results of examinations and audits of our tax filings, adjustments to the value of our uncertain tax positions, interpretations by tax authorities or other bodies with jurisdiction, the result of tax cases, changes in accounting for income taxes and changes in tax laws and regulations either prospectively or retrospectively and the effects of the integration of Reata.
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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES
The following table summarizes our common stock repurchase activity under our 2020 Share Repurchase Program during the third quarter of 2023:

Period	Total Number of Shares Purchased (#)	Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Programs (#)	Approximate Dollar Value of Shares That May Yet Be Purchased Under Our Programs ($ in millions)
July 2023	—	$—	—	$2,050.0
August 2023	—	$—	—	$2,050.0
September 2023	—	$—	—	$2,050.0
Total(1)	—	$—

(1) There were no share repurchases during the third quarter of 2023.
In October 2020 our Board of Directors authorized our 2020 Share Repurchase Program, which is a program to repurchase up to $5.0 billion of our common stock. Our 2020 Share Repurchase Program does not have an expiration date. All share repurchases under our 2020 Share Repurchase Program will be retired. Under our 2020 Share Repurchase Program, we repurchased and retired approximately 1.2 million and 3.6 million shares of our common stock at a cost of approximately $250.0 million and $750.0 million during the three and nine months ended September 30, 2022, respectively. There were no share repurchases of our common stock during the three and nine months ended September 30, 2023. Approximately $2.1 billion remained available under our 2020 Share Repurchase Program as of September 30, 2023.
ITEM 5.    OTHER INFORMATION
TRADING ARRANGEMENTS
There were no trading arrangements for the purchase or sale of our securities entered into or terminated by our Directors or Officers during the third quarter of 2023.

ITEM 6.    EXHIBITS
The exhibits listed below are filed or furnished as part of this Quarterly Report on Form 10-Q.
EXHIBIT INDEX

Exhibit Number	Description of Exhibit
2.1*	Agreement and Plan of Merger, dated as of July 28, 2023, by and among Biogen Inc., River Acquisition, Inc. and Reata Pharmaceuticals, Inc. filed as Exhibit 2.1 to our Current Report on Form 8-K on July 31, 2023.

3.1	Fourth Amended and Restated Bylaws of Biogen Inc. as filed as Exhibit 3.1 to our Current Report on Form 8-K on July 31, 2023.

10.1	Credit Agreement, dated as of August 28, 2023 among Biogen Inc., JPMorgan Chase Bank N.A., as administrative agent and the other lenders party thereto filed as Exhibit 10.1 to our Current Report on Form 8-K on September 1, 2023.

31.1+	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1++	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101++
The following materials from Biogen Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flow, (v) the Condensed Consolidated Statements of Equity and (vi) Notes to Condensed Consolidated Financial Statements.

104++	The cover page from this Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL.

*    The schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. Biogen agrees to furnish supplementally a copy of such schedules and exhibits, or any section thereof, to the SEC upon request.

+    Filed herewith

++    Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOGEN INC.

/s/ Michael R. McDonnell
Michael R. McDonnell
Chief Financial Officer
(principal financial officer)
November 8, 2023