Form 10-Q
period 2024-03-31
BIOGEN INC.
filed 2024-04-24
CIK 875045

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the issuer’s Common Stock, $0.0005 par value, outstanding as of April 23, 2024, was 145,596,895 shares.

BIOGEN INC.
FORM 10-Q — Quarterly Report
For the Quarterly Period Ended March 31, 2024

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

DEFINED TERMS

2023 Form 10-K	Annual Report on Form 10-K for the year ended December 31, 2023
2020 Share Repurchase Program	Board of Directors authorized program to repurchase up to $5.0 billion of our common stock
AbbVie	AbbVie Inc.
Acorda	Acorda Therapeutics, Inc.
AI	Artificial Intelligence
Alkermes	Alkermes plc
ALS	Amyotrophic Lateral Sclerosis
AOCI	Accumulated Other Comprehensive Income (Loss)
ASU	Accounting Standards Update
ATV	Antibody Transport Vehicle
BLA	Biologics License Application
Blackstone	Blackstone Life Sciences
CCPA	California Consumer Privacy Act
CHMP	Committee for Medicinal Products for Human Use
CISA	Cybersecurity and Infrastructure Security Agency
CJEU	Court of Justice of the European Union
CLE	Cutaneous Lupus Erythematosus
CLL	Chronic Lymphocytic Leukemia
CLO	Chief Legal Officer
CODM	Chief Operating Decision Maker
Convergence	Convergence Pharmaceuticals Ltd.
CRL	Complete Response Letter
CROs	Contract Research Organizations
DEA	Drug Enforcement Agency
Denali	Denali Therapeutics Inc.
District Court	U.S. District Court for the District of Massachusetts
DOJ	U.S. Department of Justice
EC	European Commission
Eisai	Eisai Co., Ltd.
EMA	European Medicines Agency
EPO	European Patent Office
ERM	Enterprise Risk Management
E.U.	European Union
FA	Friedreich's Ataxia
FASB	Financial Accounting Standards Board
FCPA	Foreign Corrupt Practices Act
FDA	U.S. Food and Drug Administration
FDIC	Federal Deposit Insurance Corporation
Fit for Growth	Cost saving program initiated in 2023
FSS	Federal Supply Schedule
Genentech	Genentech, Inc.
GILTI	Global Intangible Low Tax Income
GloBE	Global Anti-Base Erosion
GMP	Good Manufacturing Practices

DEFINED TERMS (continued)

Humana	Humana Inc.
IPR&D	In-process Research and Development
Ionis	Ionis Pharmaceuticals Inc.
IRA	Inflation Reduction Act of 2022
IT	Information Technology
IV	Intravenous
LRRK2	Leucine-Rich Repeat Kinase 2
MAA	Marketing Authorization Application
MDD	Major Depressive Disorder
MS	Multiple Sclerosis
Mylan Ireland	Mylan Ireland Ltd.
NCD	National Coverage Decision
NDA	New Drug Application
Neurimmune	Neurimmune SubOne AG
NMPA	National Medicinal Products Administration
OECD	Organization for Economic Co-operation and Development
OIE	Other (Income) Expense, Net
Polpharma	Polpharma Biologics S.A.
PPACA	Patient Protection and Affordable Care Act
PPD	Postpartum Depression
PPMS	Primary Progressive MS
PRV	Priority Review Voucher
R&D	Research and Development
Reata	Reata Pharmaceuticals, Inc.
RMS	Relapsing MS
RRMS	Relapsing-Remitting MS
RTP	Research Triangle Park
Sage	Sage Therapeutics, Inc.
Samsung Bioepis	Samsung Bioepis Co., Ltd.
Samsung BioLogics	Samsung BioLogics Co., Ltd.
Sangamo	Sangamo Therapeutics, Inc.
SEC	U.S. Securities and Exchange Commission
SG&A	Selling, General and Administrative
SLE	Systemic Lupus Erythematosus
SMA	Spinal Muscular Atrophy
SMN	Survival Motor Neuron
SOD1	Superoxide Dismutase 1
SWISSMEDIC	Swiss Agency for Therapeutic Products
TBA	Technical Boards of Appeal
Transition Toll Tax	A one-time mandatory deemed repatriation tax on accumulated foreign subsidiaries' previously untaxed foreign earnings
U.K.	United Kingdom
U.S.	United States
U.S. GAAP	Accounting Principles Generally Accepted in the U.S.
VA	Veterans Administration

PART I FINANCIAL INFORMATION

BIOGEN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited, in millions, except per share amounts)

	For the Three Months Ended March 31,
	2024	2023
Revenue:
Product, net	$1,711.9	$1,763.3
Revenue from anti-CD20 therapeutic programs	394.0	399.5
Contract manufacturing, royalty and other revenue	184.6	300.2
Total revenue	2,290.5	2,463.0
Cost and expense:
Cost of sales, excluding amortization and impairment of acquired intangible assets	542.2	662.8
Research and development	452.9	570.6
Selling, general and administrative	581.5	605.0
Amortization and impairment of acquired intangible assets	78.3	50.2
Collaboration profit sharing/(loss reimbursement)	65.6	57.1
Restructuring charges	11.5	9.6
Other (income) expense, net	93.7	69.4
Total cost and expense	1,825.7	2,024.7
Income before income tax (benefit) expense	464.8	438.3
Income tax (benefit) expense	71.4	50.7
Net income	393.4	387.6
Net income (loss) attributable to noncontrolling interests, net of tax	—	(0.3)
Net income attributable to Biogen Inc.	$393.4	$387.9

Net income per share:
Basic earnings per share attributable to Biogen Inc.	$2.71	$2.69
Diluted earnings per share attributable to Biogen Inc.	$2.70	$2.67

Weighted-average shares used in calculating:
Basic earnings per share attributable to Biogen Inc.	145.2	144.4
Diluted earnings per share attributable to Biogen Inc.	145.9	145.2

See accompanying notes to these unaudited condensed consolidated financial statements.

BIOGEN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in millions)

	For the Three Months Ended March 31,
	2024	2023
Net income (loss) attributable to Biogen Inc.	$393.4	$387.9
Other comprehensive income:
Unrealized gains (losses) on securities available for sale, net of tax	—	5.7
Unrealized gains (losses) on cash flow hedges, net of tax	14.7	(35.4)
Unrealized gains (losses) on pension benefit obligation, net of tax	(0.1)	0.5
Currency translation adjustment	(21.4)	22.1
Total other comprehensive income (loss), net of tax	(6.8)	(7.1)
Comprehensive income (loss) attributable to Biogen Inc.	386.6	380.8
Comprehensive income (loss) attributable to noncontrolling interests, net of tax	—	(0.3)
Comprehensive income (loss)	$386.6	$380.5

See accompanying notes to these unaudited condensed consolidated financial statements.

BIOGEN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in millions, except per share amounts)

	As of March 31, 2024	As of December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$1,074.4	$1,049.9
Accounts receivable, net of allowance for doubtful accounts of $2.2 and $2.4, respectively	1,604.5	1,664.1
Due from anti-CD20 therapeutic programs	395.2	435.9
Inventory	2,516.8	2,527.4
Other current assets	1,165.3	1,182.0
Total current assets	6,756.2	6,859.3
Property, plant and equipment, net	3,275.3	3,309.7
Operating lease assets	428.1	420.0
Intangible assets, net	8,284.7	8,363.0
Goodwill	6,227.4	6,219.2
Deferred tax asset	898.3	928.6
Investments and other assets	697.6	745.0
Total assets	$26,567.6	$26,844.8
LIABILITIES AND EQUITY
Current liabilities:
Current portion of term loan	$250.0	$150.0
Taxes payable	231.2	257.4
Accounts payable	387.0	403.3
Accrued expense and other	2,354.6	2,623.6
Total current liabilities	3,222.8	3,434.3
Notes payable and term loan	6,290.1	6,788.2
Deferred tax liability	658.1	641.8
Long-term operating lease liabilities	406.5	400.0
Other long-term liabilities	777.1	781.1
Total liabilities	11,354.6	12,045.4
Commitments, contingencies and guarantees
Equity:
Biogen Inc. shareholders’ equity:
Preferred stock, par value $0.001 per share	—	—
Common stock, par value $0.0005 per share	0.1	0.1
Additional paid-in capital	329.5	302.5
Accumulated other comprehensive income (loss)	(160.5)	(153.7)
Retained earnings	18,021.0	17,627.6
Treasury stock, at cost	(2,977.1)	(2,977.1)
Total equity	15,213.0	14,799.4
Total liabilities and equity	$26,567.6	$26,844.8

See accompanying notes to these unaudited condensed consolidated financial statements.

BIOGEN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(unaudited, in millions)

	For the Three Months Ended March 31,
	2024	2023
Cash flow from operating activities:
Net income	$393.4	$387.6
Adjustments to reconcile net income to net cash flow from operating activities:
Depreciation and amortization	147.5	112.3
Excess and obsolescence charges related to inventory	27.5	17.4
Amortization of inventory step-up	44.1	—
Share-based compensation	72.8	75.6
Deferred income taxes	39.9	(64.5)
(Gain) loss on strategic investments	31.3	79.6
Other	25.4	31.4
Changes in operating assets and liabilities, net of effects of business acquired:
Accounts receivable	43.7	77.2
Due from anti-CD20 therapeutic programs	40.7	37.6
Inventory	(77.7)	27.9
Accrued expense and other current liabilities	(177.1)	(295.0)
Income tax assets and liabilities	(2.2)	65.0
Other changes in operating assets and liabilities, net	(56.1)	(96.8)
Net cash flow provided by (used in) operating activities	553.2	455.3
Cash flow from investing activities:
Purchases of property, plant and equipment	(45.9)	(66.6)
Proceeds from sales and maturities of marketable securities	—	406.7
Purchases of marketable securities	—	(1,321.2)
Acquisitions of intangible assets	(75.0)	(5.0)
Proceeds from sales of strategic investments	55.6	33.8
Other	(0.7)	(0.7)
Net cash flow provided by (used in) investing activities	(66.0)	(953.0)
Cash flow from financing activities:
Payments related to issuance of stock for share-based compensation arrangements, net	(46.9)	(60.1)
Repayment of borrowings and premiums paid	(400.0)	—
Net (distribution) contribution to noncontrolling interest	—	0.2
Other	7.3	16.5
Net cash flow provided by (used in) financing activities	(439.6)	(43.4)
Net increase (decrease) in cash and cash equivalents	47.6	(541.1)
Effect of exchange rate changes on cash and cash equivalents	(23.1)	20.0
Cash and cash equivalents, beginning of the period	1,049.9	3,419.3
Cash and cash equivalents, end of the period	$1,074.4	$2,898.2

See accompanying notes to these unaudited condensed consolidated financial statements.

BIOGEN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited, in millions)

	March 31, 2024
	Preferred stock		Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings	Treasury stock		Total equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance, December 31, 2023	—	$—	168.7	$0.1	$302.5	$(153.7)	$17,627.6	(23.8)	$(2,977.1)	$14,799.4
Net income	—	—	—	—	—	—	393.4	—	—	393.4
Other comprehensive income (loss), net of tax	—	—	—	—	—	(6.8)	—	—	—	(6.8)
Issuance of common stock under stock option and stock purchase plans	—	—	0.1	—	15.7	—	—	—	—	15.7
Issuance of common stock under stock award plan	—	—	0.6	—	(62.6)	—	—	—	—	(62.6)
Compensation related to share-based payments	—	—	—	—	76.1	—	—	—	—	76.1
Other	—	—	—	—	(2.2)	—	—	—	—	(2.2)
Balance, March 31, 2024	—	$—	169.4	$0.1	$329.5	$(160.5)	$18,021.0	(23.8)	$(2,977.1)	$15,213.0

	December 31, 2023
	Preferred stock		Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings	Treasury stock		Total Biogen Inc. shareholders’ equity	Noncontrolling interests	Total equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance, December 31, 2022	—	$—	167.9	$0.1	$73.3	$(164.9)	$16,466.5	(23.8)	$(2,977.1)	$13,397.9	$(9.5)	$13,388.4
Net income	—	—	—	—	—	—	387.9	—	—	387.9	(0.3)	387.6
Other comprehensive income (loss), net of tax	—	—	—	—	—	(7.1)	—	—	—	(7.1)	—	(7.1)
Capital contribution from noncontrolling interest	—	—	—	—	—	—	—	—	—	—	0.2	0.2
Issuance of common stock under stock option and stock purchase plans	—	—	0.1	—	20.1	—	—	—	—	20.1	—	20.1
Issuance of common stock under stock award plan	—	—	0.6	—	(80.2)	—	—	—	—	(80.2)	—	(80.2)
Compensation related to share-based payments	—	—	—	—	78.9	—	—	—	—	78.9	—	78.9
Other	—	—	—	—	(0.9)	—	—	—	—	(0.9)	—	(0.9)
Balance, March 31, 2023	—	$—	168.6	$0.1	$91.2	$(172.0)	$16,854.4	(23.8)	$(2,977.1)	$13,796.6	$(9.6)	$13,787.0

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
Basis of Presentation
In the opinion of management, our condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair statement of our financial statements for interim periods in accordance with U.S. GAAP. The information included in this quarterly report on Form 10-Q should be read in conjunction with our audited consolidated financial statements and the accompanying notes included in our 2023 Form 10-K. Our accounting policies are described in the Notes to Consolidated Financial Statements in our 2023 Form 10-K and updated, as necessary, in this report. The year-end condensed consolidated balance sheet data presented for comparative purposes was derived from our audited financial statements, but does not include all disclosures required by U.S. GAAP. The results of operations for the three months ended March 31, 2024, are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.
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
In determining whether we are the primary beneficiary of a variable interest entity, we apply a qualitative approach that determines whether we have both (1) the power to direct the economically significant activities of the entity and (2) the obligation to absorb losses of, or the right to receive benefits from, the entity that could potentially be significant to that entity. We continuously assess whether we are the primary beneficiary of a variable interest entity as changes to existing relationships or future transactions may result in us consolidating or deconsolidating one or more of our collaborators or partners. In November 2023 we terminated the Neurimmune Agreement, which resulted in the deconsolidation of our variable interest entity, Neurimmune. For additional information on the deconsolidation of Neurimmune, please read Note 20, Investments in Variable Interest Entities, to these condensed consolidated financial statements.
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
Significant Accounting Policies
There have been no material changes to our significant accounting policies disclosed in Note 1, Summary of Significant Accounting Policies, to our audited consolidated financial statements included in our 2023 Form 10-K.
New Accounting Pronouncements
From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that we adopt as of the specified effective date. Unless otherwise discussed below, we do not believe that the adoption of recently issued standards have had or may have a material impact on our condensed consolidated financial statements or disclosures.
Climate-Related Disclosures
In March 2024 the SEC issued a final rule under SEC Release No. 33-11275, The Enhancement and Standardization of Climate-Related Disclosures for Investors. This new rule will require large accelerated filers to disclose material climate-related risks that are reasonably likely to have a material impact on its business, results of operations or financial condition. The required information about climate-related risks will also include disclosure of material direct greenhouse gas emissions from operations owned or controlled (Scope 1) and/or material indirect greenhouse gas emissions from purchased energy consumed in owned or controlled operations (Scope 2). Additionally, the new rules will require disclosure within the notes to the financial statements of the effects of severe weather events and other natural conditions and information on any climate-related targets or goals, subject to certain materiality thresholds. The final rule, if adopted, includes a phased-in compliance period which will begin phasing in with our annual report for the year ending December 31, 2025.
In April 2024 the SEC voluntarily stayed implementation of the new climate-related disclosure requirements pending judicial review. We are currently evaluating the potential impact that this new rule will have on our company's disclosures.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
Segment Reporting
In November 2023 the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosure. This standard requires disclosure of significant segment expenses that are regularly provided to the CODM and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items to reconcile to segment profit or loss and the title and position of the entity's CODM. The amendments in this update also expand the interim segment disclosure requirements. All disclosure requirements under this standard are also required for public entities with a single reportable segment. This standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted and the amendments in this update are required to be applied on a retrospective basis. We are currently evaluating the potential impact that this new standard will have on our condensed consolidated financial statements and related disclosures.

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
Under the terms of this acquisition, we paid Reata shareholders $172.50 in cash for each issued and outstanding Reata share, which totaled approximately $6.6 billion. In addition, we agreed to pay approximately $983.9 million in cash for Reata's outstanding equity awards, inclusive of employer taxes, of which approximately $590.5 million was attributable to pre-acquisition services and is therefore reflected as a component of total purchase price paid. Of the $983.9 million paid to Reata's equity award holders, we recognized approximately $393.4 million as compensation attributable to the post-acquisition service period, of which $196.4 million was recognized as a charge to selling, general and administrative expense with the remaining $197.0 million as a charge to research and development expense within our condensed consolidated statements of income for the year ended December 31, 2023. These amounts were associated with the accelerated vesting of stock options and RSUs previously granted to Reata employees and required no future services to vest.
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

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
Preliminary Purchase Price Allocation
The following table summarizes the provisional amounts recognized for assets acquired and liabilities assumed as of the acquisition date, as well as measurement period adjustments made year-to-date to the amounts initially recorded as of the acquisition date on September 26, 2023. The measurement period adjustments summarized below resulted from updates to our valuation assumptions related to the estimated amounts and timing of future cash flows associated with certain intangible assets, updates of our assumptions related to the quantities, selling location and remaining manufacturing and selling costs of acquired inventory, and other assets and liabilities. The related impact to our condensed consolidated statements of income that would have been recognized in previous periods if the adjustments were recognized as of the acquisition date is immaterial.

(In millions)	Amounts Recognized as of Acquisition Date (as adjusted) March 31, 2024
Cash and cash equivalents	$267.3
Accounts receivable	15.9
Inventory	1,259.0
Other current assets	53.6
Intangible assets:
Completed technology for SKYCLARYS (U.S.)	4,200.0
In-process research and development (omaveloxolone)	2,300.0
Priority review voucher	100.0
Other clinical programs	40.0
Operating lease assets	121.2
Accrued expense and other(1)	(106.4)
Debt payable	(159.9)
Contingent payable to Blackstone	(300.0)
Deferred tax liability(1)	(916.5)
Operating lease liabilities	(151.8)
Other assets and liabilities, net	(2.5)
Total identifiable net assets	6,719.9
Goodwill(1)	473.5
Total assets acquired and liabilities assumed	$7,193.4

(1) Includes measurement period adjustments recorded in the first quarter of 2024 that increased accrued expense and other by $4.9 million, deferred tax liability by $4.1 million and goodwill by $9.0 million.
Inventory: Total inventory acquired was approximately $1.3 billion, which reflects a step-up in the fair value of finished goods and work-in-process inventory for SKYCLARYS. The fair value was determined based on the estimated selling price of the inventory, less the remaining manufacturing and selling costs and a normal profit margin on those manufacturing and selling efforts. This fair value step-up adjustment is being amortized to cost of sales within our condensed consolidated statements of income as the inventory is sold, which is expected to be within approximately 3 years from the acquisition date. For the three months ended March 31, 2024, amortization from the fair value step-up adjustment as a result of inventory sold was approximately $44.1 million.
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
Upon SKYCLARYS receiving E.U. regulatory approval in February 2024, we began selling the product in certain countries in Europe, and began amortizing the $2.3 billion IPR&D asset related to the program outside the U.S. over its expected economic life using an economic consumption model.
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
Goodwill: Goodwill was calculated as the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from the other assets acquired that could not be individually identified and separately recognized. We recognized goodwill of approximately $473.5 million, which is not deductible for tax purposes. The goodwill recognized from our acquisition of Reata is primarily the result of the deferred tax consequences from the transaction recorded for financial statement purposes.
Acquisition-related expenses: Acquisition-related expense, primarily comprised of regulatory, advisory and legal fees, and other transaction costs, totaled approximately $28.4 million and were recorded within selling, general and administrative expense within our condensed consolidated statements of income for the year ended December 31, 2023.
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
Sale of Joint Venture Equity Interest in Samsung Bioepis
In April 2022 we completed the sale of our 49.9% equity interest in Samsung Bioepis to Samsung BioLogics in exchange for total consideration of approximately $2.3 billion. Under the terms of this transaction, we received approximately $1.0 billion in cash at closing, with approximately $1.3 billion in cash to be deferred over two payments. The first deferred payment of $812.5 million was received in April 2023 and the second deferred payment of $437.5 million was received in April 2024.
We elected the fair value option and measured the payments due to us from Samsung BioLogics at fair value. As of March 31, 2024, the estimated fair value of the second deferred payment using a risk-adjusted discount rate of 6.0% was approximately $436.1 million. This payment has been classified as a Level 3 measurement and is reflected in other current assets within our condensed consolidated balance sheets as of March 31, 2024.
For the three months ended March 31, 2024, we recognized a gain of approximately $6.1 million to reflect the change in fair value related to the second deferred payment due to us. For the three months ended March 31, 2023, we recognized gains of approximately $11.1 million and $6.2 million to reflect the changes in fair value related to

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
the first and second deferred payments due to us, respectively. These changes were recorded in other (income) expense, net in our condensed consolidated statements of income.
For additional information on the sale of our equity interest in Samsung Bioepis, please read Note 3, Dispositions, to our consolidated financial statements included in our 2023 Form 10-K.

Note 4:	Restructuring
2023 Fit for Growth Restructuring Program
In July 2023 we initiated additional cost saving measures as part of our Fit for Growth program to reduce operating costs, while improving operating efficiency and effectiveness. The Fit for Growth program is expected to generate approximately $1.0 billion in gross operating expense savings by the end of 2025, some of which will be reinvested in various initiatives. The Fit for Growth program is currently estimated to include net headcount reductions of approximately 1,000 employees and we expect to incur restructuring charges ranging from approximately $260.0 million to $280.0 million.
Total charges incurred from our 2023 cost saving initiatives are summarized as follows:

	For the Three Months Ended March 31,
	2024
(In millions)	Severance Costs	Accelerated Depreciation and Other Costs	Total
Selling, general and administrative	$—	$1.4	$1.4
Research and development	—	4.9	4.9
Restructuring charges	9.3	—	9.3
Total charges	$9.3	$6.3	$15.6
Other Costs: includes costs associated with items such as asset abandonment and write-offs, facility closure costs, pretax gains and losses resulting from the termination of certain leases, employee non-severance expense, consulting fees and other costs.
Reata Integration
Following the close of our Reata acquisition in September 2023, we implemented an integration plan designed to realize operating synergies through cost savings and avoidance. Under this initiative, we estimate we will incur total integration charges ranging from approximately $35.0 million to $40.0 million, related to severance and employment costs, which are expected to be paid by the end of 2024. These amounts were substantially incurred during 2023.
Total charges incurred from our Reata integration are summarized as follows:

	For the Three Months Ended March 31,
	2024
(In millions)	Severance Costs	Accelerated Depreciation and Other Costs	Total
Selling, general and administrative	$—	$1.8	$1.8
Research and development	—	2.7	2.7
Restructuring charges	2.2	—	2.2
Total charges	$2.2	$4.5	$6.7
In connection with our acquisition of Reata we assumed responsibility for a single-tenant, build-to-suit building of approximately 327,400 square feet of office and laboratory space located in Plano, Texas, with an initial lease term of 16 years. We do not intend to occupy this building and are evaluating opportunities to sublease the property.
Charges and spending related to workforce reductions from our 2023 Fit for Growth program and Reata Integration are summarized as follows:

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

	For the Three Months Ended March 31,
(In millions)	2024	2023
Restructuring reserve as of December 31	$75.4	$35.9
Expense	11.5	7.1
Payment	(42.2)	(15.6)
Foreign currency and other adjustments	0.8	0.6
Restructuring reserve as of March 31	$45.5	$28.0

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

Note 5:	Revenue
Product Revenue
Revenue by product is summarized as follows:

	For the Three Months Ended March 31,
	2024			2023
(In millions)	United States	Rest of World	Total	United States	Rest of World	Total
Multiple Sclerosis:
TECFIDERA	$43.7	$210.6	$254.3	$74.7	$199.8	$274.5
VUMERITY	105.9	21.6	127.5	93.5	14.7	108.2
Total Fumarate	149.6	232.2	381.8	168.2	214.5	382.7
AVONEX	111.2	67.3	178.5	102.6	69.8	172.4
PLEGRIDY	28.6	36.5	65.1	29.9	43.3	73.2
Total Interferon	139.8	103.8	243.6	132.5	113.1	245.6
TYSABRI	213.8	217.5	431.3	245.4	227.4	472.8
FAMPYRA	—	19.2	19.2	—	24.1	24.1
Subtotal: Multiple Sclerosis	503.2	572.7	1,075.9	546.1	579.1	1,125.2

Rare Disease:
SPINRAZA	148.5	192.8	341.3	146.7	296.6	443.3
QALSODY(1)	4.4	0.2	4.6	—	—	—
SKYCLARYS(2)	73.0	5.0	78.0	—	—	—
Subtotal: Rare Disease	225.9	198.0	423.9	146.7	296.6	443.3

Biosimilars:
BENEPALI	—	118.7	118.7	—	109.0	109.0
IMRALDI	—	54.8	54.8	—	54.4	54.4
FLIXABI	—	17.8	17.8	—	20.4	20.4
BYOOVIZ(3)	3.7	1.9	5.6	8.2	0.4	8.6
Subtotal: Biosimilars	3.7	193.2	196.9	8.2	184.2	192.4

Other(4)	13.3	1.9	15.2	0.4	2.0	2.4
Total product revenue	$746.1	$965.8	$1,711.9	$701.4	$1,061.9	$1,763.3

(1) QALSODY became commercially available in the U.S. during the second quarter of 2023.
(2) SKYCLARYS was obtained as part of our acquisition of Reata in September 2023. SKYCLARYS became commercially available in the U.S. during the second quarter of 2023 and we began recognizing revenue from SKYCLARYS in the U.S. during the fourth quarter of 2023, subsequent to our acquisition. SKYCLARYS was approved and became commercially available in the E.U. during the first quarter of 2024.
(3) BYOOVIZ became commercially available in certain international markets in 2023.
(4) Other includes FUMADERM, ADUHELM and ZURZUVAE, which became commercially available in the U.S. during the fourth quarter of 2023.
We recognized revenue from two wholesalers accounting for 25.6% and 11.7% of gross product revenue for the three months ended March 31, 2024, and 27.3% and 7.4% of gross product revenue for the three months ended March 31, 2023.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
An analysis of the change in reserves for discounts and allowances is summarized as follows:

(In millions)	Discounts	Contractual Adjustments	Returns	Total
Balance, December 31, 2023	$173.3	$857.1	$31.6	$1,062.0
Current provisions relating to sales in current year	181.5	682.6	5.0	869.1
Adjustments relating to prior years	6.1	(16.9)	5.6	(5.2)
Payments/credits relating to sales in current year	(109.1)	(262.1)	(0.2)	(371.4)
Payments/credits relating to sales in prior years	(94.2)	(358.0)	(5.6)	(457.8)
Balance, March 31, 2024	$157.6	$902.7	$36.4	$1,096.7
The total reserves above, which are included in our condensed consolidated balance sheets, are summarized as follows:

(In millions)	As of March 31, 2024	As of December 31, 2023
Reduction of accounts receivable	$139.7	$135.5
Component of accrued expense and other	957.0	926.5
Total revenue-related reserves	$1,096.7	$1,062.0
Revenue from Anti-CD20 Therapeutic Programs
Revenue from anti-CD20 therapeutic programs is summarized in the table below. For the purposes of this footnote, we refer to RITUXAN and RITUXAN HYCELA collectively as RITUXAN.

	For the Three Months Ended March 31,
(In millions)	2024	2023
Royalty revenue on sales of OCREVUS	$302.7	$283.6
Biogen’s share of pre-tax profits in the U.S. for RITUXAN, GAZYVA and LUNSUMIO	87.1	112.5
Other revenue from anti-CD20 therapeutic programs	4.2	3.4
Total revenue from anti-CD20 therapeutic programs	$394.0	$399.5
For additional information on our collaboration arrangements with Genentech, please read Note 19, Collaborative and Other Relationships, to our consolidated financial statements included in this report.
Contract Manufacturing, Royalty and Other Revenue
Contract manufacturing, royalty and other revenue is summarized in the table below.

	For the Three Months Ended March 31,
(In millions)	2024	2023
Contract manufacturing revenue	$152.2	$306.9
Royalty and other revenue	32.4	(6.7)
Total contract manufacturing, royalty and other revenue	$184.6	$300.2
Contract Manufacturing Revenue
Contract manufacturing revenue primarily reflects amounts earned under contract manufacturing agreements with our strategic customers. During the first quarter of 2023 we began recognizing contract manufacturing revenue for LEQEMBI, upon accelerated approval of LEQEMBI in the U.S. Prior to accelerated approval, our share of contract manufacturing amounts related to LEQEMBI were recognized in research and development expense within our condensed consolidated statements of income.
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

Note 6:	Inventory
The components of inventory are summarized as follows:

(In millions)	As of March 31, 2024	As of December 31, 2023
Raw materials	$412.5	$426.9
Work in process	1,851.3	1,926.8
Finished goods	347.9	255.4
Total inventory	$2,611.7	$2,609.1

Balance Sheet Classification:
Inventory	$2,516.8	$2,527.4
Investments and other assets	94.9	81.7
Total inventory	$2,611.7	$2,609.1
We recorded approximately $1.3 billion of acquired inventory, which includes measurement period adjustments, related to SKYCLARYS as a result of our acquisition of Reata in September 2023. The fair value was determined based on the estimated selling price of the inventory, less the remaining manufacturing and selling costs and a normal profit margin on those manufacturing and selling efforts. This fair value step-up adjustment is being amortized to cost of sales within our condensed consolidated statements of income when the inventory is sold, which is expected to be within approximately 3 years from the acquisition date. For the three months ended March 31, 2024, amortization from the fair value step-up adjustment as a result of inventory sold was approximately $44.1 million. For additional information on our acquisition of Reata, please read Note 2, Acquisitions, to these condensed consolidated financial statements.

Note 7:	Intangible Assets and Goodwill
Intangible Assets
Intangible assets, net of accumulated amortization, impairment charges and adjustments are summarized as follows:

		As of March 31, 2024			As of December 31, 2023
(In millions)	Estimated Life	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Completed technology:
Acquired and in-licensed rights and patents	2-22 years	$10,480.2	$(2,514.0)	$7,966.2	$8,180.2	$(2,440.7)	$5,739.5
Developed technology and other	13-31 years	3,548.6	(3,434.1)	114.5	3,548.6	(3,429.1)	119.5
Total completed technology		14,028.8	(5,948.1)	8,080.7	11,728.8	(5,869.8)	5,859.0
In-process research and development	Indefinite until commercialization	40.0	—	40.0	2,340.0	—	2,340.0
Priority review voucher	Indefinite	100.0	—	100.0	100.0	—	100.0
Trademarks and trade names	Indefinite	64.0	—	64.0	64.0	—	64.0
Total intangible assets		$14,232.8	$(5,948.1)	$8,284.7	$14,232.8	$(5,869.8)	$8,363.0
Amortization and Impairments
For the three months ended March 31, 2024, amortization and impairment of acquired intangible assets totaled $78.3 million, compared to $50.2 million in the prior year comparative period. The increase was primarily due to

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
amortization for the Reata acquisition acquired intangible assets associated with SKYCLARYS. For the three months ended March 31, 2024 and 2023, we had no impairment charges.
Completed Technology
Completed technology primarily relates to our other marketed products and programs acquired through asset acquisitions, licenses and business combinations. Completed technology intangible assets are amortized over their estimated useful lives, which range between 2 to 31 years, with a remaining weighted average useful life of 12 years for acquired and in-licensed rights and patents and 10 years for developed technology and other. In connection with our acquisition of Reata in September 2023 we acquired SKYCLARYS, a commercially-approved product in the U.S., with an estimated fair value of approximately $4.2 billion, which includes measurement period adjustments. During the first quarter of 2024 SKYCLARYS was approved in the E.U. and became commercially available, which resulted in the reclassification of the related intangible asset, with an estimated fair value of approximately $2.3 billion, from IPR&D to completed technology.
IPR&D Related to Business Combinations
IPR&D represents the fair value assigned to research and development assets that we acquired as part of a business combination and had not yet reached technological feasibility at the date of acquisition. Included in IPR&D balances are adjustments related to foreign currency exchange rate fluctuations. The carrying value associated with our IPR&D assets as of December 31, 2023, related to the IPR&D programs we acquired in connection with our acquisition of Reata in September 2023, with an estimated fair value of approximately $2.3 billion, which includes measurement period adjustments. During the first quarter of 2024 SKYCLARYS was approved in the E.U. and became commercially available, which resulted in the reclassification of the related intangible asset from IPR&D to completed technology.
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
For additional information on our acquisition of Reata, please read Note 2, Acquisitions, to these condensed consolidated financial statements.
Estimated Future Amortization of Intangible Assets
The estimated future amortization of finite-lived intangible assets for the next five years is expected to be as follows:

(In millions)	As of March 31, 2024
2024 (remaining nine months)	$265.0
2025	565.0
2026	660.0
2027	685.0
2028	710.0
2029	715.0
Goodwill
The following table provides a roll forward of the changes in our goodwill balance:

(In millions)	As of March 31, 2024
Goodwill, December 31, 2023	$6,219.2
Goodwill resulting from Reata acquisition	9.0
Other	(0.8)
Goodwill, March 31, 2024	$6,227.4
For additional information on our acquisition of Reata, please read Note 2, Acquisitions, to these condensed consolidated financial statements.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
As of March 31, 2024, we had no accumulated impairment losses related to goodwill. Other includes adjustments related to foreign currency exchange rate fluctuations.

Note 8:	Fair Value Measurements
The tables below present information about our assets and liabilities that are regularly measured and carried at fair value and indicate the level within the fair value hierarchy of the valuation techniques we utilized to determine such fair value:

	Fair Value Measurements on a Recurring Basis
	As of March 31, 2024
(In millions)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$484.8	$—	$484.8	$—
Marketable equity securities	329.5	329.5	—	—
Other current assets:
Receivable from Samsung BioLogics(1)	436.1	—	—	436.1
Derivative contracts	9.9	—	9.9	—
Other non-current assets:
Plan assets for deferred compensation	39.0	—	39.0	—
Total	$1,299.3	$329.5	$533.7	$436.1
Liabilities:
Derivative contracts	$27.3	$—	$27.3	$—
Total	$27.3	$—	$27.3	$—

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
For additional information on our investments in Denali, Sangamo and Sage common stock, please read Note 19, Collaborative and Other Relationships, to our consolidated financial statements included in our 2023 Form 10-K.
There have been no material impairments of our assets measured and carried at fair value as of March 31, 2024 and December 31, 2023. In addition, there have been no changes to our valuation techniques as of March 31, 2024 and December 31, 2023.
For a description of our validation procedures related to prices provided by third-party pricing services and our option pricing valuation model, please read Note 1, Summary of Significant Accounting Policies - Fair Value Measurements, to our consolidated financial statements included in our 2023 Form 10-K.
Level 3 Assets and Liabilities Held at Fair Value
There were no transfers of assets or liabilities into or out of Level 3 as of March 31, 2024 and December 31, 2023.
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

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
Debt Instruments
The fair and carrying values of our debt instruments, which are Level 2 liabilities, are summarized as follows:

	As of March 31, 2024		As of December 31, 2023
(In millions)	Fair Value	Carrying Value	Fair Value	Carrying Value
Current portion:
2023 Term Loan 364-day tranche(1)	$—	$—	$150.0	$150.0
2023 Term Loan three-year tranche(1)	250.0	250.0	—	—
Current portion of notes payable and term loan	250.0	250.0	150.0	150.0

Non-current portion:
2023 Term Loan three-year tranche(1)	—	—	500.0	500.0
4.050% Senior Notes due September 15, 2025	1,717.5	1,747.1	1,721.5	1,746.6
2.250% Senior Notes due May 1, 2030	1,267.8	1,494.0	1,279.3	1,493.8
5.200% Senior Notes due September 15, 2045	1,055.6	1,100.8	1,089.7	1,100.7
3.150% Senior Notes due May 1, 2050	1,004.5	1,474.5	1,049.0	1,474.3
3.250% Senior Notes due February 15, 2051	486.6	473.7	498.2	472.8
Non-current portion of notes payable and term loan	5,532.0	6,290.1	6,137.7	6,788.2
Total notes payable and term loan	$5,782.0	$6,540.1	$6,287.7	$6,938.2

(1) In connection with our acquisition of Reata we drew $1.0 billion from our 2023 Term Loan, comprised of a $500.0 million floating rate 364-day tranche and a $500.0 million floating rate three-year tranche. For additional information on our 2023 Term Loan, please read Note 13, Indebtedness, to these condensed consolidated financial statements.
The fair values of each of our series of Senior Notes were determined through market, observable and corroborated sources. The changes in the fair values of our Senior Notes as of March 31, 2024, compared to December 31, 2023, are primarily related to increases in U.S. treasury yields partially offset by a decrease in credit spreads used to value our Senior Notes since December 31, 2023. For additional information related to our Senior Notes, please read Note 13, Indebtedness, to our consolidated financial statements included in our 2023 Form 10-K.

Note 9:	Financial Instruments
The following table summarizes our financial assets with maturities of less than 90 days from the date of purchase included in cash and cash equivalents in our condensed consolidated balance sheets:

(In millions)	As of March 31, 2024	As of December 31, 2023
Money market funds	$484.8	$610.7
Total	$484.8	$610.7
The carrying value of our money market funds approximate fair value due to their short-term maturities.
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

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
Our marketable equity securities gains (losses) are recorded in other (income) expense, net in our condensed consolidated statements of income. The following tables summarize our marketable equity securities, classified as available-for-sale:

	As of March 31, 2024
(In millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable equity securities
Marketable equity securities, current	$11.7	$—	$(11.0)	$0.7
Marketable equity securities, non-current	916.7	—	(587.9)	328.8
Total marketable equity securities	$928.4	$—	$(598.9)	$329.5

	As of December 31, 2023
(In millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable equity securities
Marketable equity securities, current	$31.6	$—	$(21.0)	$10.6
Marketable equity securities, non-current	948.3	—	(542.1)	406.2
Total marketable equity securities	$979.9	$—	$(563.1)	$416.8
Proceeds from Marketable Debt Securities
The proceeds from maturities and sales of marketable debt securities and resulting realized gains and losses are summarized as follows:

(In millions)	For the Three Months Ended March 31, 2023
Proceeds from maturities and sales	$406.7
Realized gains	0.1
Realized losses	0.7
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
As of March 31, 2024 and December 31, 2023, our strategic investment portfolio was comprised of investments totaling $382.0 million and $460.7 million, respectively, which are included in other current assets and investments and other assets within our condensed consolidated balance sheets.
The decrease in our strategic investment portfolio as of March 31, 2024, was primarily due to the decrease in the fair value of our investments in Sage and Denali common stock. Additionally, during the first quarter of 2024 we sold a portion of our Denali and Sangamo common stock.
For additional information on our strategic investments in Denali, Sangamo and Sage common stock, please read Note 19, Collaborative and Other Relationships, to our consolidated financial statements included in our 2023 Form 10-K.

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
Foreign currency forward contracts and foreign currency options in effect as of March 31, 2024 and December 31, 2023, had durations of 1 to 9 months and 1 to 12 months, respectively. These contracts have been designated as cash flow hedges and unrealized gains and losses on the portion of these foreign currency forward contracts and foreign currency options that are included in the effectiveness test are reported in AOCI. Realized gains and losses of such contracts and options are recognized in revenue when the sale of product in the currency being hedged is recognized and in operating expense when the expense in the currency being hedged is recorded. We recognize all cash flow hedge reclassifications from AOCI and fair value changes of excluded portions in the same line item in our condensed consolidated statements of income that have been impacted by the hedged item.
The notional amount of foreign currency forward contracts and foreign currency options that were entered into to hedge forecasted revenue and operating expense is summarized as follows:

	Notional Amount
(In millions)	As of March 31, 2024	As of December 31, 2023
Euro	$1,274.6	$1,169.0
British pound	45.9	—
Swiss franc	215.6	—
Canadian dollar	39.7	—
Total foreign currency forward contracts and options	$1,575.8	$1,169.0
The pre-tax portion of the fair value of these foreign currency forward contracts and foreign currency options that were included in AOCI in total equity is summarized as follows:

(In millions)	As of March 31, 2024	As of December 31, 2023
Unrealized gains	$4.6	$—
Unrealized (losses)	(23.3)	(34.8)
Net unrealized gains (losses)	$(18.7)	$(34.8)
We expect the net unrealized losses of approximately $18.7 million to be settled over the next 9 months, with any amounts in AOCI to be reported as an adjustment to revenue or operating expense. We consider the impact of our and our counterparties’ credit risk on the fair value of the contracts as well as the ability of each party to execute its contractual obligations. As of March 31, 2024 and December 31, 2023, credit risk did not materially change the fair value of our foreign currency forward contracts and forward currency options.
The following table summarizes the effect of foreign currency forward contracts and forward currency options designated as hedging instruments in our condensed consolidated statements of income:

For the Three Months Ended March 31,
Net Gains/(Losses) Reclassified from AOCI into Operating Income			Net Gains/(Losses) Recognized in Operating Income
Location	2024	2023	Location	2024	2023
Revenue	$2.9	$17.6	Revenue	$0.2	$1.6
Operating expense	(2.1)	(0.5)	Operating expense	(1.2)	(2.1)

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
The aggregate notional amount of these outstanding foreign currency forward contracts was $1,308.3 million and $1,301.5 million as of March 31, 2024 and December 31, 2023, respectively. Net losses of $24.3 million and net gains of $1.8 million related to these contracts were recorded as a component of other (income) expense, net for the three months ended March 31, 2024 and 2023, respectively.
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
The following table summarizes the fair value and presentation in our condensed consolidated balance sheets of our outstanding derivative instruments, including those designated as hedging instruments:

(In millions)	Balance Sheet Location	As of March 31, 2024	As of December 31, 2023
Cash Flow Hedging Instruments:
Asset derivative instruments	Other current assets	$8.6	$0.3
Liability derivative instruments	Accrued expense and other	19.8	26.5

Other Derivative Instruments:
Asset derivative instruments	Other current assets	1.3	11.6
Liability derivative instruments	Accrued expense and other	7.5	5.1

Note 11:	Property, Plant and Equipment
Property, plant and equipment are recorded at historical cost, net of accumulated depreciation. Accumulated depreciation on property, plant and equipment was $2,468.2 million and $2,402.5 million as of March 31, 2024 and December 31, 2023, respectively. For the three months ended March 31, 2024, depreciation expense totaled $69.3 million compared to $62.1 million in the prior year comparative period.
Solothurn, Switzerland Manufacturing Facility
In order to support our future growth and drug development pipeline, we built a large-scale biologics manufacturing facility in Solothurn, Switzerland. This facility includes 393,000 square feet related to a large-scale biologics manufacturing facility, 290,000 square feet of warehouse, utilities and support space and 51,000 square feet of administrative space. As of December 31, 2023, we had approximately $728.8 million capitalized as construction in progress related to this facility. In the second quarter of 2021 a portion of this facility (the first manufacturing suite) received a GMP multi-product license from the SWISSMEDIC and was placed into service. The second manufacturing suite became operational in the first quarter of 2024, resulting in approximately $717.3 million of fixed assets being placed into service. Solothurn has been approved for the manufacture of LEQEMBI by the FDA.

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
For additional information on our acquisition of Reata, please read Note 2, Acquisitions, to these condensed consolidated financial statements.

Note 13:	Indebtedness
2023 Term Loan Credit Agreement
In connection with our acquisition of Reata in September 2023 we entered into a $1.5 billion term loan credit agreement (2023 Term Loan). On the closing date of the Reata acquisition we drew $1.0 billion from the 2023 Term Loan, comprised of a $500.0 million floating rate 364-day tranche and a $500.0 million floating rate three-year tranche. The remaining unused commitment of $500.0 million was terminated. As of December 31, 2023, we repaid $350.0 million of the 364--day tranche. The remaining $150.0 million portion of the 364-day tranche was subsequently paid during the first quarter of 2024. Additionally, during the first quarter of 2024 we repaid $250.0 million of the three-year tranche. As of March 31, 2024, we had $250.0 million outstanding under the three-year tranche of the 2023 Term Loan.

Note 14:	Equity
Share Repurchases
In October 2020 our Board of Directors authorized our 2020 Share Repurchase Program, which is a program to repurchase up to $5.0 billion of our common stock. Our 2020 Share Repurchase Program does not have an expiration date. All share repurchases under our 2020 Share Repurchase Program will be retired. There were no share repurchases of our common stock during the three months ended March 31, 2024 and 2023. Approximately $2.1 billion remained available under our 2020 Share Repurchase Program as of March 31, 2024.
Accumulated Other Comprehensive Income (Loss)
The following tables summarize the changes in AOCI, net of tax by component:

	March 31, 2024
(In millions)	Unrealized Gains (Losses) on Securities Available for Sale, Net of Tax	Unrealized Gains (Losses) on Cash Flow Hedges, Net of Tax	Unrealized Gains (Losses) on Pension Benefit Obligation, Net of Tax	Currency Translation Adjustments	Total
Balance, December 31, 2023	$—	$(25.0)	$(2.6)	$(126.1)	$(153.7)
Other comprehensive income (loss) before reclassifications	—	15.4	(0.1)	(21.4)	(6.1)
Amounts reclassified from AOCI	—	(0.7)	—	—	(0.7)
Net current period other comprehensive income (loss)	—	14.7	(0.1)	(21.4)	(6.8)
Balance, March 31, 2024	$—	$(10.3)	$(2.7)	$(147.5)	$(160.5)

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

	March 31, 2023
(In millions)	Unrealized Gains (Losses) on Securities Available for Sale, Net of Tax	Unrealized Gains (Losses) on Cash Flow Hedges, Net of Tax	Unrealized Gains (Losses) on Pension Benefit Obligation, Net of Tax	Currency Translation Adjustments	Total
Balance, December 31, 2022	$(15.7)	$15.1	$(1.1)	$(163.2)	$(164.9)
Other comprehensive income (loss) before reclassifications	5.3	(20.3)	0.5	22.1	7.6
Amounts reclassified from AOCI	0.4	(15.1)	—	—	(14.7)
Net current period other comprehensive income (loss)	5.7	(35.4)	0.5	22.1	(7.1)
Balance, March 31, 2023	$(10.0)	$(20.3)	$(0.6)	$(141.1)	$(172.0)
The following table summarizes the amounts reclassified from AOCI:

(In millions)	Amounts Reclassified from AOCI		Income Statement Location
	For the Three Months Ended March 31,
	2024	2023
Gains (losses) on securities available for sale	$—	$(0.5)	Other (income) expense
	—	0.1	Income tax (benefit) expense

Gains (losses) on cash flow hedges	2.9	17.6	Revenue
	(2.1)	(0.5)	Operating expense
	0.1	(0.1)	Other (income) expense
	(0.2)	(1.9)	Income tax (benefit) expense
Total reclassifications, net of tax	$0.7	$14.7

Note 15:	Earnings per Share
Basic and diluted shares outstanding used in our earnings per share calculation are calculated as follows:

	For the Three Months Ended March 31,
(In millions)	2024	2023
Numerator:
Net income attributable to Biogen Inc.	$393.4	$387.9
Denominator:
Weighted average number of common shares outstanding	145.2	144.4
Effect of dilutive securities:
Time-vested restricted stock units	0.5	0.6
Market stock units	—	0.1
Performance stock units settled in stock	0.2	0.1
Dilutive potential common shares	0.7	0.8
Shares used in calculating diluted earnings per share	145.9	145.2
Amounts excluded from the calculation of net income per diluted share because their effects were anti-dilutive were insignificant.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

Note 16:	Share-Based Payments
Share-based Compensation Expense
The following table summarizes share-based compensation expense included in our condensed consolidated statements of income:

	For the Three Months Ended March 31,
(In millions)	2024	2023
Research and development	$27.4	$31.3
Selling, general and administrative	44.0	50.1
Subtotal	71.4	81.4
Capitalized share-based compensation costs	(3.3)	(3.3)
Share-based compensation expense included in total cost and expense	68.1	78.1
Income tax effect	(12.9)	(14.7)
Share-based compensation expense included in net income attributable to Biogen Inc.	$55.2	$63.4
The following table summarizes share-based compensation expense associated with each of our share-based compensation programs:

	For the Three Months Ended March 31,
(In millions)	2024	2023
Time-vested restricted stock units	$57.3	$61.7
Performance stock units settled in stock	10.5	9.5
Employee stock purchase plan	4.5	4.7
Performance stock units settled in cash	(2.1)	2.5
Stock options	0.9	0.8
Market stock units	0.3	2.2
Subtotal	71.4	81.4
Capitalized share-based compensation costs	(3.3)	(3.3)
Share-based compensation expense included in total cost and expense	$68.1	$78.1
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
Inflation Reduction Act
In August 2022 the IRA was signed into law in the U.S. The IRA introduced new tax provisions, including a 15.0% corporate alternative minimum tax and a 1.0% excise tax on stock repurchases. The provisions of the IRA are effective for periods after December 31, 2022. The IRA did not result in any material adjustments to our income tax provision or other income tax balances as of March 31, 2024 and December 31, 2023. Preliminary guidance has been issued by the IRS and we expect additional guidance and regulations to be issued in future periods. We will continue to assess its potential impact on our business and results of operations as further information becomes available.
Tax Rate
A reconciliation between the U.S. federal statutory tax rate and our effective tax rate is summarized as follows:

	For the Three Months Ended March 31,
	2024	2023
Statutory rate	21.0%	21.0%
State taxes	1.5	1.3
Taxes on foreign earnings	(3.6)	(5.6)
Tax credits	(2.5)	(6.6)
Purchased intangible assets	1.3	0.4
GILTI	(2.6)	0.5
Other, including permanent items	0.3	0.6
Effective tax rate	15.4%	11.6%
Changes in Tax Rate
For the three months ended March 31, 2024, compared to the same period in 2023, the increase in our effective tax rate includes the impact of a resolution of an uncertain tax matter in the prior year related to tax credits and the non-cash tax effects of changes in the value of our equity investments, where we recorded larger unrealized losses in the prior year.
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

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

Note 18:	Other Consolidated Financial Statement Detail
Other (Income) Expense, Net
Components of other (income) expense, net, are summarized as follows:

	For the Three Months Ended March 31,
(In millions)	2024	2023
Interest income	$(17.4)	$(80.9)
Interest expense	69.2	62.5
(Gains) losses on investments, net	30.6	77.7
Foreign exchange (gains) losses, net	9.4	10.7
Other, net	1.9	(0.6)
Total other (income) expense, net	$93.7	$69.4
The (gains) losses on investments, net, as reflected in the table above, relate to debt securities, equity securities of certain biotechnology companies, venture capital funds where the underlying investments are in equity securities of certain biotechnology companies and non-marketable equity securities.
The following table summarizes our (gains) losses on investments, net that relate to our equity securities held during the following periods:

	For the Three Months Ended March 31,
(In millions)	2024	2023
Net (gains) losses recognized on equity securities	$30.6	$78.1
Less: Net (gains) losses realized on equity securities	4.9	1.6
Net unrealized (gains) losses recognized on equity securities	$25.7	$76.5
The net unrealized losses recognized during the three months ended March 31, 2024, primarily reflect a decrease in the aggregate fair value of our investments in Sage and Denali common stock of approximately $27.7 million, partially offset by an increase in the fair value of Sangamo common stock of approximately $1.4 million.
The net unrealized losses recognized during the three months ended March 31, 2023, primarily reflect a decrease in the aggregate fair value of our investments in Denali, Sangamo and Ionis common stock of approximately $100.0 million, partially offset by an increase in the fair value of Sage common stock of approximately $23.8 million.
Accrued Expense and Other
Accrued expense and other consists of the following:

(In millions)	As of March 31, 2024	As of December 31, 2023
Revenue-related reserves for discounts and allowances	$957.0	$926.5
Employee compensation and benefits	164.1	335.1
Collaboration expense	278.0	214.6
Royalties and licensing fees	161.5	191.5
Reata acquisition-related accrued expense	79.2	117.5
Other	714.8	838.4
Total accrued expense and other	$2,354.6	$2,623.6
Other Long-term Liabilities
Other long-term liabilities were $777.1 million and $781.1 million as of March 31, 2024 and December 31, 2023, respectively, and included accrued income taxes totaling $411.0 million and $403.2 million, respectively.

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
In April 2024 Roche announced that COLUMVI, in combination with chemotherapy GemOx (glofitamab-gxbm), demonstrated a statistically significant improvement in overall survival for people with relapsed or refractory diffuse large B-cell lymphoma.
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
For additional information on our collaboration arrangements with Genentech, please read Note 19, Collaborative and Other Relationships, to our audited consolidated financial statements included in our 2023 Form 10-K.

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
In July 2023 the FDA granted traditional approval of LEQEMBI. Prior to receiving traditional approval, LEQEMBI had been granted accelerated approval by the FDA in January 2023, at which time it became commercially available in the U.S. In September 2023 the Japanese Ministry of Health, Labor and Welfare approved LEQEMBI in Japan, which was subsequently launched in December 2023, and in January 2024 LEQEMBI was approved in China.
Upon commercialization of LEQEMBI, we began recognizing our 50.0% share of LEQEMBI product revenue, net and cost of sales, including royalties, within other revenue in our condensed consolidated statements of income, as we are not the principal.
Our share of LEQEMBI sales and marketing expense and development expense are recorded within selling, general and administrative expense and research and development expense, respectively, within our condensed consolidated statements of income.
A summary of development and sales and marketing expense related to the LEQEMBI Collaboration is as follows:

	For the Three Months Ended March 31,
(In millions)	2024	2023
Total development expense incurred by the collaboration related to the advancement of LEQEMBI	$87.3	$107.9
Biogen's share of the LEQEMBI Collaboration development expense reflected in research and development expense in our condensed consolidated statements of income	43.6	54.0
Total sales and marketing expense incurred by the LEQEMBI Collaboration	173.9	10.5
Biogen's share of the LEQEMBI Collaboration sales and marketing expense reflected in selling, general and administrative expense in our condensed consolidated statements of income	86.9	5.3
Amounts receivable from Eisai related to the agreements discussed above were approximately $15.9 million and $1.4 million as of March 31, 2024 and December 31, 2023, respectively. Amounts payable to Eisai related to the agreements discussed above were $180.7 million and $118.4 million as of March 31, 2024 and December 31, 2023, respectively.
For additional information on our collaboration arrangements with Eisai, please read Note 19, Collaborative and Other Relationships, to our consolidated financial statements included in our 2023 Form 10-K.
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

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
All costs incurred for agreed indications, including research, development, sales and marketing expense, are shared equally between us and UCB. If marketing approval is obtained, both companies will co-promote dapirolizumab pegol and share profits and losses equally.
A summary of development expense related to the UCB collaboration agreement is as follows:

	For the Three Months Ended March 31,
(In millions)	2024	2023
Total UCB collaboration development expense	$16.6	$18.3
Biogen's share of UCB collaboration development expense reflected in research and development expense in our condensed consolidated statements of income	8.3	9.2
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
Under this collaboration, both companies will share equal responsibility and costs for development as well as profits and losses for commercialization in the U.S. Outside of the U.S., we are responsible for development and commercialization, excluding Japan, Taiwan and South Korea, with respect to zuranolone and may pay Sage potential tiered royalties in the high teens to low twenties. During the fourth quarter of 2023 we accrued a milestone payment due to Sage of $75.0 million upon the first commercial sale of ZURZUVAE for PPD in the U.S., which was recorded within intangible assets, net in our condensed consolidated balance sheets, and subsequently paid in January 2024.
For the three months ended March 31, 2024, we recognized net profit-sharing expense of approximately $5.0 million to reflect Sage's 50.0% share of net collaboration results in the U.S. for ZURZUVAE for PPD, which is recognized in collaboration profit sharing/(loss reimbursement) in our condensed consolidated statements of income.
A summary of development and sales and marketing expense related to the Sage collaboration is as follows:

	For the Three Months Ended March 31,
(In millions)	2024	2023
Total Sage collaboration development expense	$11.6	$34.8
Biogen's share of Sage collaboration development expense reflected in research and development expense in our condensed consolidated statements of income	5.8	17.4
Total sales and marketing expense incurred by the Sage collaboration	27.6	38.2
Biogen's share of Sage collaboration sales and marketing expense reflected in selling, general and administrative expense and collaboration profit sharing/(loss reimbursement) in our condensed consolidated statements of income	13.8	19.1
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
A summary of development expense related to the Denali collaboration is as follows:

	For the Three Months Ended March 31,
(In millions)	2024	2023
Total Denali collaboration development expense	$14.2	$16.6
Biogen's share of Denali collaboration development expense reflected in research and development expense in our condensed consolidated statements of income	8.5	10.0
Other Research and Discovery Arrangements
These arrangements may include the potential for future milestone payments based on the achievement of certain clinical and commercial development payable over a period of several years.
Other
For the three months ended March 31, 2024, we recorded approximately $7.5 million as research and development expense in our condensed consolidated statements of income related to other research and discovery related arrangements, compared to $0.2 million in the prior year comparative period.
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
We also acquired an option to extend the term of our 2013 commercial agreement for BENEPALI, IMRALDI and FLIXABI by an additional five years, subject to payment of an option exercise fee of $60.0 million by August 2024, and obtained an option to acquire exclusive rights to commercialize these products in China.
2013 Commercial Agreement
We reflect revenue on sales of BENEPALI, IMRALDI and FLIXABI to third parties in product revenue, net in our condensed consolidated statements of income and record the related cost of revenue and sales and marketing expense in our condensed consolidated statements of income to their respective line items when these costs are incurred. Royalty payments to AbbVie on sales of IMRALDI are recognized in cost of sales within our condensed consolidated statements of income.
We share 50.0% of the profit or loss related to our commercial agreement with Samsung Bioepis, which is recognized in collaboration profit sharing/(loss reimbursement) in our condensed consolidated statements of income. For the three months ended March 31, 2024, we recognized net profit-sharing expense of $60.6 million to reflect Samsung Bioepis' 50.0% sharing of the net collaboration profits, compared to a net profit-sharing expense of $57.1 million in the prior year comparative period.

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
Amounts receivable from Samsung Bioepis related to the agreements discussed above were $18.5 million and $9.9 million as of March 31, 2024 and December 31, 2023, respectively. Amounts payable to Samsung Bioepis related to the agreements discussed above were $35.6 million and $73.7 million as of March 31, 2024 and December 31, 2023, respectively.
For additional information on our collaboration arrangements with Samsung Bioepis and our other significant collaboration arrangements, please read Note 19, Collaborative and Other Relationships, to our consolidated financial statements included in our 2023 Form 10-K.

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
In November 2023 we notified Neurimmune of our decision to terminate the Neurimmune Agreement. Subsequent to the termination, we reconsidered our relationship with Neurimmune and determined that we were no longer the primary beneficiary of the variable interest entity. As a result, we recorded a net gain on the deconsolidation of Neurimmune of approximately $3.0 million, which was recorded in other (income) expense, net within our consolidated statements of income for the year ended December 31, 2023, included in our 2023 Form 10-K.
Unconsolidated Variable Interest Entities
We have relationships with various variable interest entities that we do not consolidate as we lack the power to direct the activities that significantly impact the economic success of these entities. These relationships include investments in certain biotechnology companies and research collaboration agreements.
As of March 31, 2024 and December 31, 2023, the carrying value of our investments in certain biotechnology companies representing potential unconsolidated variable interest entities totaled $23.8 million and $16.4 million, respectively. Our maximum exposure to loss related to these variable interest entities is limited to the carrying value of our investments.
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
For additional information on our investments in Neurimmune and other variable interest entities, please read Note 20, Investments in Variable Interest Entities, to our consolidated financial statements included in our 2023 Form 10-K.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

Note 21:	Litigation
We are currently involved in various claims, investigations and legal proceedings, including the matters described below. For information as to our accounting policies relating to claims and legal proceedings, including use of estimates and contingencies, please read Note 1, Summary of Significant Accounting Policies, to our consolidated financial statements included in our 2023 Form 10-K.
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
Loss Contingencies
ADUHELM Securities Litigation
We and certain current and former officers are defendants in two actions, one filed in November 2020 and one in February 2022, related to ADUHELM filed in the District Court. In March 2024 the District Court vacated its dismissal of the action filed in February 2022. Both actions allege violations of federal securities laws under 15 U.S.C. §78j(b) and §78t(a) and 17 C.F.R. §240.10b-5 and seek declarations of the actions as class actions and monetary relief.
Derivative Actions
We and members of the Board of Directors are named as defendants in derivative actions filed by shareholders in February and July 2022, in the District Court. The actions allege violations of federal securities laws under 15 U.S.C. §78n(a) and 17 C.F.R. §240 14.a-9, and breaches of fiduciary duties and waste of corporate assets, and seek declaratory and injunctive relief, monetary relief payable to Biogen, and attorneys’ fees and costs payable to the plaintiffs. The District Court has stayed the case filed in February 2022 and the parties have requested continuation of the stay in the case filed in July 2022.
IMRALDI Patent Litigation
Fresenius Kabi's European Patent 3 145 488 (the EP '488 Patent), which expires in May 2035, is the subject of opposition proceedings in the EPO Technical Boards of Appeal. In June 2022 Fresenius Kabi Deutschland GmbH (Fresenius Kabi) filed a claim for damages and injunctive relief against Biogen France SAS in the Tribunal de Grande Instance de Paris alleging that IMRALDI, the adalimumab biosimilar product of Samsung Bioepis that Biogen commercializes in Europe, infringes the French counterpart of the EP ‘488 Patent. In August 2022 Fresenius Kabi filed a claim for damages and injunctive relief against Biogen GmbH in the Düsseldorf Regional Court, alleging infringement of the German counterpart of the EP '488 Patent, and in March 2024 the court found no infringement and dismissed the case. Fresenius Kabi has appealed to the Higher Regional Court of Düsseldorf.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
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
Humana Patient Assistance Litigation
In March 2023 the District Court dismissed the previously disclosed action filed against us by Humana in September 2020. Humana had alleged damages related to our providing MS patients with free medications and making charitable contributions to non-profit organizations that assist MS patients and had alleged violations of the federal RICO Act and state laws. In December 2023 Humana appealed to the United States Court of Appeals for the First Circuit and the appeal is pending.
Genentech Litigation
In February 2023 Genentech, Inc. filed suit against us in the U.S. District Court for the Northern District of California, alleging that it is owed royalties on sales of TYSABRI that occurred after the expiration of a patent licensed by Genentech to Biogen, together with interest and costs. The Company estimates that the royalties claimed total approximately $88.3 million.
Bardoxolone Securities Litigation
In March 2024 the United States District Court for the Eastern District of Texas granted final approval of the previously disclosed settlement of litigation filed by putative stockholders of Reata (later acquired by Biogen) alleging violations of the federal securities laws by Reata, certain of its former officers and directors, and certain underwriters under 15 U.S.C. §78j(b) and §78t(a), 17 C.F.R. §240.10b-5, and 15 U.S.C. §§77k, 77l(a)(2) and 77o, and dismissed the action with prejudice.
Lender Dispute
In April 2024, BioPharma Credit PLC, BPCR Limited Partnership, and BioPharma Credit Investments V (Master) LP filed suit against us and Reata Pharmaceuticals, Inc. in the Supreme Court of the State of New York alleging breach of a loan agreement with Reata and seeking payment of approximately $23.2 million, plus interest, costs and attorneys' fees.
Other Matters
Government Investigation
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

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
Product Liability and Other Legal Proceedings
We are also involved in product liability claims and other legal proceedings incidental to our normal business activities. While the outcome of any of these proceedings cannot be accurately predicted, we do not believe the ultimate resolution of any of these existing matters would have a material adverse effect on our business or financial condition.

Note 22:	Subsequent Events
Sale of Priority Review Voucher
On April 24, 2024, we entered into a definitive agreement with a third party to sell a rare pediatric disease priority review voucher. In consideration for the PRV we received $103.0 million upon the closing of the PRV purchase.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements (condensed consolidated financial statements) and the accompanying notes beginning on page 7 of this quarterly report on Form 10-Q and our audited consolidated financial statements and the accompanying notes included in our 2023 Form 10-K. The results of operations of Reata, along with the estimated fair values of the assets acquired and liabilities assumed in the Reata acquisition, have been included in our condensed consolidated financial statements since the closing of the Reata acquisition on September 26, 2023.
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
We commercialize a portfolio of biosimilars of advanced biologics including BENEPALI, an etanercept biosimilar referencing ENBREL, IMRALDI, an adalimumab biosimilar referencing HUMIRA, and FLIXABI, an infliximab biosimilar referencing REMICADE, in certain countries in Europe, as well as BYOOVIZ, a ranibizumab biosimilar referencing LUCENTIS, in the U.S. and certain international markets. We also have exclusive rights to commercialize TOFIDENCE, a tocilizumab biosimilar referencing ACTEMRA. We continue to develop potential biosimilar product SB15, a proposed aflibercept biosimilar referencing EYLEA. We continue to evaluate strategic options for our biosimilars business.
For additional information on our collaboration arrangements, please read Note 19, Collaborative and Other Relationships, to our condensed consolidated financial statements included in this report.
We seek to ensure an uninterrupted supply of medicines to patients around the world. To that end, we continually review our manufacturing capacity, capabilities, processes and facilities. In order to support our future growth and drug development pipeline, we expanded our large molecule production capacity and built a large-scale biologics manufacturing facility in Solothurn, Switzerland. In the second quarter of 2021 a portion of this facility (the first manufacturing suite) received a GMP multi-product license from the SWISSMEDIC and was placed into service. The second manufacturing suite became operational in the first quarter of 2024. Solothurn has been approved for the manufacture of LEQEMBI by the FDA. We believe that the Solothurn facility will support our anticipated near to mid-term needs for the manufacturing of biologic assets. The plant represents a significant increase in our overall manufacturing capacity and is not yet being fully utilized, resulting in our recording of excess capacity charges. If we are unable to fully utilize our manufacturing facilities, we will incur additional excess capacity charges which would have a negative effect on our financial condition and results of operations.
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
In addition to the impact of competition, pricing actions and other measures being taken worldwide designed to reduce healthcare costs and limit the overall level of government expenditures, our sales and operations could also be affected by other risks of doing business internationally, including the impact of public health epidemics on employees, the global economy and the delivery of healthcare treatments, geopolitical events, supply chain disruptions, foreign currency exchange fluctuations, changes in intellectual property legal protections and changes in trade regulations and procedures.
For a detailed discussion on our business environment, please read Item 1. Business, in our 2023 Form 10-K. For additional information on our competition and pricing risks that could negatively impact our product sales, please read Item 1A. Risk Factors included in this report.
TECFIDERA
Multiple TECFIDERA generic entrants are now in North America, Brazil and certain E.U. countries and have deeply discounted prices compared to TECFIDERA. The generic competition for TECFIDERA has significantly reduced our TECFIDERA revenue and we expect that TECFIDERA revenue will continue to decline in the future.
Following a favorable March 2023 decision of the CJEU affirming TECFIDERA's right to regulatory data and marketing protection and the EC determination in May 2023 that TECFIDERA is entitled to an additional year of market protection for its pediatric indication, we believe that TECFIDERA is entitled to regulatory marketing protection in the E.U. until at least February 2, 2025, and are seeking to enforce this protection. As of March 31, 2024, some of the TECFIDERA generics have not yet fully exited some E.U. markets. We are closely monitoring this situation and working to enforce our legal right to market protection. In addition, we will continue to enforce our EP 2 653 873 patent related to TECFIDERA, which expires in 2028.
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
CURRENT ECONOMIC CONDITIONS
Economic conditions remain vulnerable as markets continue to be impacted in part by elevated inflation, higher interest rates, global supply chain uncertainties and risks associated with geopolitical conflicts.
GEOPOLITICAL TENSIONS
Global disputes and interruptions in international relationships, including tariffs, trade protection measures, import or export licensing requirements and the imposition of trade sanctions or similar restrictions by the U.S. or other governments, affect our ability to do business. For example, tensions between the U.S. and China have led to a series of tariffs and sanctions being imposed by the U.S. on imports from China mainland, as well as other business restrictions, with additional restrictive measures being proposed.
We, and the pharmaceutical industry, utilize China-based partners for certain raw materials, ingredients and components for our pharmaceutical products and their delivery devices. Engaging alternative suppliers may involve seeking additional regulatory approvals and be costly in terms of time and resources needed. For example, certain early processes related to our newly acquired SKYCLARYS product rely on a single supplier based in China. We are continuing to evaluate SKYCLARYS' supply chain and prioritizing actions to mitigate risks associated with its manufacturing and our ability to supply patients.
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
We will continue to monitor the ongoing conflict between Russia and Ukraine as well as the military conflict in the Middle East and assess any potential impacts on our business, supply chain, partners or customers, as well as any factors that could have an adverse effect on our results of operations. Revenue generated from sales in Russia and Ukraine represent less than 2.0% of total revenue for the three months ended March 31, 2024 and 2023. Additionally, revenue generated from sales in the broader Middle East region represents less than 2.0% of total revenue for the three months ended March 31, 2024 and 2023.
CLIMATE-RELATED DISCLOSURES
In March 2024 the SEC adopted final rules designed to enhance disclosures related to the impacts of climate-related matters. The final rules require disclosures of material climate-related risks, activities to mitigate or adapt to such risks, information about our board of directors' oversight of climate-related risks and management’s role in managing material climate-related risks and information on any climate-related targets or goals that are material to our business, results of operations or financial condition. In addition, the E.U. and California have enacted similar legislation and regulations. We are currently evaluating the potential impact that these new rules and laws will have on our business.

FINANCIAL HIGHLIGHTS
As described below under Results of Operations, our net income and diluted earnings per share attributable to Biogen Inc. for the three months ended March 31, 2024, compared to the three months ended March 31, 2023, reflects the following:

TOTAL REVENUE
Decreased
$172.5 million or 7.0%

DILUTED EARNINGS (LOSS) PER SHARE
Increased
$0.03 or 1.1%

PRODUCT REVENUE
Decreased
$51.4 million or 2.9%

•MS revenue decreased $49.3 million, or 4.4%
•Rare disease revenue decreased $19.4 million, or 4.4%
•The decrease in MS product revenue was primarily due to a decrease in TECFIDERA demand as a result of multiple TECFIDERA generic entrants in North America, Brazil and certain E.U. countries, a decrease in Interferon demand due to competition as patients transition to higher efficacy therapies and a decrease in U.S. TYSABRI revenue primarily driven by increased competition and higher discounts and allowances.
•The decrease in rare disease revenue was due to a decrease in rest of world SPINRAZA revenue resulting primarily from the timing of shipments, which we expect to largely normalize throughout the remainder of 2024. Rest of world patient numbers have generally remained stable through the first quarter of 2024. We also saw a modest negative impact from increased competition and the unfavorable impact of foreign currency exchange. The decrease was partially offset by global SKYCLARYS revenue of $78.0 million in the first quarter of 2024.

TOTAL COST AND EXPENSE
Decreased
$199.0 million or 9.8%

•Cost of sales decreased $120.6 million, or 18.2%
•R&D expense decreased $117.7 million, or 20.6%
•SG&A expense decreased $23.5 million, or 3.9%
•The decrease in cost of sales was primarily due to favorable product mix from decreased contract manufacturing revenue and lower idle capacity charges, offset in part by $44.1 million in amortization costs associated with the acquired SKYCLARYS inventory fair value step-up adjustment.
•The decrease in research and development expense was primarily driven by cost-reduction measures realized in 2024 in connection with our Fit for Growth program and clinical trial close out costs incurred in 2023 related to ADUHELM.
•The decrease in selling, general and administrative expense was primarily due to cost-reduction measures realized in 2024 in connection with our Fit for Growth program, offset by an increase in operational spending on sales and marketing activities in support of LEQEMBI and SKYCLARYS as we continue to expand our U.S. and international product launches.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
•Cash, cash equivalents and marketable securities totaled approximately $1.1 billion as of March 31, 2024, compared to approximately $1.0 billion as of December 31, 2023.
•We generated $553.2 million of net cash flow from operations for the three months ended March 31, 2024.

RECENT DEVELOPMENTS
DEVELOPMENTS IN KEY COLLABORATIVE RELATIONSHIPS
LEQEMBI (lecanemab)
United States
•In March 2024 Eisai completed the submission of LEQEMBI supplemental BLA for monthly IV maintenance dosing for the treatment of early Alzheimer's disease to the FDA.
Rest of World
•In March 2024 Eisai announced that deliberations at the CHMP regarding the MAA in the E.U. for lecanemab have been rescheduled due to procedural reasons at the EMA.
•In January 2024 the NMPA approved LEQEMBI in China, with an expected launch date in 2024.
OTHER KEY DEVELOPMENTS
QALSODY (tofersen)
In February 2024 we announced the CHMP of the EMA adopted a positive opinion recommending a MAA under exceptional circumstances for tofersen, for the treatment of adults with ALS associated with a mutation in the SOD1 gene. If authorized by the EC, tofersen will be the first treatment approved in the E.U. to target a genetic cause of ALS.
SKYCLARYS (omaveloxolone)
In February 2024 the EC approved SKYCLARYS in the E.U. for the treatment of FA in adults and adolescents aged 16 years and older. SKYCLARYS is the first treatment approved within the E.U. for this rare, genetic, progressive neurodegenerative disease.
SALE OF PRIORITY REVIEW VOUCHER
On April 24, 2024, we entered into a definitive agreement with a third party to sell a rare pediatric disease priority review voucher. In consideration for the PRV we received $103.0 million upon the closing of the PRV purchase.
DISCONTINUED PROGRAMS AND STUDIES
ACORDA COLLABORATION
In January 2024 we notified Acorda of our decision to terminate our collaboration and license agreement, effective January 1, 2025. As a result of this termination, Acorda will regain global commercialization rights to FAMPYRA. On April 1, 2024, Acorda filed for bankruptcy protection and announced its intention to sell substantially all its assets to a third party. We are evaluating the impact of these developments on the transition process for the FAMPYRA rights.

RESULTS OF OPERATIONS
REVENUE
The following revenue discussion should be read in conjunction with Note 5, Revenue, to our condensed consolidated financial statements included in this report.
Revenue is summarized as follows:

	For the Three Months Ended March 31,
(In millions, except percentages)	2024		2023		$ Change	% Change
Product revenue:
United States	$746.1	32.6%	$701.4	28.5%	$44.7	6.4%
Rest of world	965.8	42.1	1,061.9	43.1	(96.1)	(9.0)
Total product revenue, net	1,711.9	74.7	1,763.3	71.6	(51.4)	(2.9)
Revenue from anti-CD20 therapeutic programs	394.0	17.2	399.5	16.2	(5.5)	(1.4)
Contract manufacturing, royalty and other revenue	184.6	8.1	300.2	12.2	(115.6)	(38.5)
Total revenue	$2,290.5	100.0%	$2,463.0	100.0%	$(172.5)	(7.0)%

nm Not meaningful

PRODUCT REVENUE
Product revenue is summarized as follows:

	For the Three Months Ended March 31,
	2024				2023
(In millions)	United States	Rest of World	Total	% Total	United States	Rest of World	Total	% Total	$ Change	% Change
Multiple Sclerosis	$503.2	$572.7	$1,075.9	62.8%	$546.1	$579.1	$1,125.2	63.8%	$(49.3)	(4.4)%
Rare Disease	225.9	198.0	423.9	24.8	146.7	296.6	443.3	25.2	(19.4)	(4.4)
Biosimilars	3.7	193.2	196.9	11.5	8.2	184.2	192.4	10.9	4.5	2.3
Other(1)	13.3	1.9	15.2	0.9	0.4	2.0	2.4	0.1	12.8	nm
Total product revenue, net	$746.1	$965.8	$1,711.9	100.0%	$701.4	$1,061.9	$1,763.3	100.0%	$(51.4)	(2.9)%

nm Not meaningful
(1) Other includes FUMADERM, ADUHELM and ZURZUVAE, which became commercially available in the U.S. during the fourth quarter of 2023.

MULTIPLE SCLEROSIS
•Global TECFIDERA revenue decreased $20.2 million, from $274.5 million in 2023 to $254.3 million in 2024, or 7.4%, driven by a decrease in demand as a result of multiple TECFIDERA generic entrants in North America, Brazil and certain E.U. countries.
•Global Interferon revenue decreased $2.0 million, from $245.6 million in 2023 to $243.6 million in 2024, or 0.8%, driven by a decrease in demand as patients transition to higher efficacy therapies, partially offset by an favorable channel dynamics in U.S. Interferons.
•Global VUMERITY revenue increased $19.3 million, from $108.2 million in 2023 to $127.5 million in 2024, or 17.8%, primarily due to an increase in global demand and favorable channel dynamics and an increase in pricing in U.S. VUMERITY.
•Global TYSABRI revenue decreased $41.5 million, from $472.8 million in 2023 to $431.3 million in 2024, or 8.8%, primarily due to a decrease in U.S. TYSABRI revenue driven by increased competition and higher discounts and allowances.

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

RARE DISEASE
•U.S. SPINRAZA revenue increased $1.8 million, from $146.7 million in 2023 to $148.5 million in 2024, or 1.2%, primarily due to favorable net pricing.
•Rest of world SPINRAZA revenue decreased $103.8 million, from $296.6 million in 2023 to $192.8 million in 2024, or 35.0%. The majority of this year-over-year decline was due to the timing of shipments, which we expect to largely normalize throughout the remainder of 2024. Rest of world patient numbers have generally remained stable through the first quarter of 2024. We also saw a modest negative impact from increased competition and the unfavorable impact of foreign currency exchange.
•Global SKYCLARYS revenue was $78.0 million in 2024, including $73.0 million of U.S. SKYCLARYS revenue, which we began recognizing during the fourth quarter of 2023 subsequent to our acquisition of Reata, and $5.0 million of rest of world SKYCLARYS revenue, which was approved in the E.U. and became commercially available during the first quarter of 2024.

Rare disease revenue includes sales from SPINRAZA, QALSODY, which became commercially available in the U.S. during the second quarter of 2023, and SKYCLARYS, which was obtained as part of our acquisition of Reata in September 2023.
SKYCLARYS became commercially available in the U.S. during the second quarter of 2023 and we began recognizing revenue from SKYCLARYS in the U.S. during the fourth quarter of 2023, subsequent to our acquisition of Reata. In February 2024 the EC approved SKYCLARYS in the E.U. for the treatment of FA in adults and adolescents aged 16 years and older, which became commercially available in the E.U. during the first quarter of 2024.
In 2024 we expect growth in rare disease revenue as we continue to launch SKYCLARYS in the U.S. We expect global SPINRAZA revenue to decrease by low single digits.

BIOSIMILARS
•For the three months ended March 31, 2024, compared to the same period of 2023, the increase in biosimilar revenue was primarily due to channel dynamics, offset in part by a decrease in pricing due to competitive pressures.

Biosimilars revenue includes sales from BENEPALI, IMRALDI, FLIXABI and BYOOVIZ. In 2023 BYOOVIZ became commercially available in certain international markets. During the third quarter of 2023 the FDA approved TOFIDENCE, a tocilizumab biosimilar referencing ACTEMRA, which we expect to become commercially available during 2024.
In 2024 we anticipate modest growth in revenue from our biosimilars business. We continue to work with our third-party contract manufacturers for IMRALDI and BENEPALI to address supply constraints. If not resolved these supply constraints could have an adverse impact on 2024 sales. In addition, one of our contract manufacturers for IMRALDI and BENEPALI entered into a proposed acquisition by a third party, which is expected to close at the end of 2024. We are currently evaluating the impact this will have on our biosimilars business and working to implement mitigation activities.
We continue to evaluate strategic options for our biosimilars business.
REVENUE FROM ANTI-CD20 THERAPEUTIC PROGRAMS
Our share of RITUXAN, including RITUXAN HYCELA, GAZYVA and LUNSUMIO collaboration operating profits in the U.S., royalty revenue on sales of OCREVUS and other revenue from anti-CD20 therapeutic programs are summarized in the table below. For purposes of this discussion, we refer to RITUXAN and RITUXAN HYCELA collectively as RITUXAN.

	For the Three Months Ended March 31,
(In millions)	2024	2023
Royalty revenue on sales of OCREVUS	$302.7	$283.6
Biogen’s share of pre-tax profits in the U.S. for RITUXAN, GAZYVA and LUNSUMIO	87.1	112.5
Other revenue from anti-CD20 therapeutic programs	4.2	3.4
Total revenue from anti-CD20 therapeutic programs	$394.0	$399.5
ROYALTY REVENUE ON SALES OF OCREVUS
For the three months ended March 31, 2024, compared to the same period in 2023, the increase in royalty revenue on sales of OCREVUS was primarily due to sales growth of OCREVUS in the U.S.
OCREVUS royalty revenue is based on our estimates from third party and market research data of OCREVUS sales occurring during the corresponding period. Differences between actual and estimated royalty revenue will be adjusted for in the period in which they become known, which is generally expected to be the following quarter.

BIOGEN'S SHARE OF PRE-TAX PROFITS IN THE U.S. FOR RITUXAN, GAZYVA AND LUNSUMIO
For the three months ended March 31, 2024, compared to the same period in 2023, the decrease in our share of pre-tax profits in the U.S. for RITUXAN, GAZYVA and LUNSUMIO was primarily due to a decrease in sales of RITUXAN in the U.S. resulting from competition from multiple biosimilar products.
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
OTHER REVENUE FROM ANTI-CD20 THERAPEUTIC PROGRAMS
Other revenue from anti-CD20 therapeutic programs consists of our share of pre-tax co-promotion profits from RITUXAN in Canada, royalty revenue on sales of LUNSUMIO outside the U.S. and royalty revenue on net sales of COLUMVI in the U.S., which became commercially available during the second quarter of 2023.
For additional information on our collaboration arrangements with Genentech, including information regarding the pre-tax profit-sharing formula and its impact on future revenue from anti-CD20 therapeutic programs, please read Note 19, Collaborative and Other Relationships, to our condensed consolidated financial statements included in this report.
CONTRACT MANUFACTURING, ROYALTY AND OTHER REVENUE
Contract manufacturing, royalty and other revenue is summarized as follows:

	For the Three Months Ended March 31,
(In millions)	2024	2023
Contract manufacturing revenue	$152.2	$306.9
Royalty and other revenue	32.4	(6.7)
Total contract manufacturing, royalty and other revenue	$184.6	$300.2
CONTRACT MANUFACTURING REVENUE
For the three months ended March 31, 2024, compared to the same period in 2023, the decrease in contract manufacturing revenue was primarily driven by higher volumes in 2023 due to the timing of batch production, which includes batches related to LEQEMBI that we began recognizing in the first quarter of 2023 upon the accelerated approval of LEQEMBI in the U.S.
In addition, as part of the 2020 sale of our Hillerød, Denmark manufacturing operations to FUJIFILM, we provided FUJIFILM with certain minimum batch production commitment guarantees, including batches related to our contract manufacturing arrangements. As of December 31, 2023, these batch commitments have been satisfied and we expect that our contract manufacturing revenue will be lower in 2024, compared to 2023, as we are no longer supplying contract manufacturing customers using Hillerød in this manner.
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
Reserves for discounts, contractual adjustments and returns that reduced gross product revenue are summarized as follows:

	For the Three Months Ended March 31,
(In millions)	2024	2023
Contractual adjustments	$665.7	$629.9
Discounts	187.6	181.2
Returns	10.6	4.5
Total discounts and allowances	$863.9	$815.6
For the three months ended March 31, 2024, reserves for discounts and allowances as a percentage of gross product revenue was 33.2% compared to 31.4% in the prior year comparative period.
CONTRACTUAL ADJUSTMENTS
Contractual adjustments primarily relate to Medicaid and managed care rebates in the U.S., pharmacy rebates, co-payment (copay) assistance, VA, 340B discounts, specialty pharmacy program fees and other government rebates or applicable allowances.
For the three months ended March 31, 2024, compared to the same period in 2023, the increase in contractual adjustments was primarily due to higher Medicaid and government rebates in the U.S., partially offset by lower government rebates in rest of world.
DISCOUNTS
Discounts include trade term discounts and wholesaler incentives.
For the three months ended March 31, 2024, compared to the same period in 2023, the increase in discounts was primarily driven by higher purchase and volume discounts for biosimilars.
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
For the three months ended March 31, 2024, compared to the same period in 2023, the increase in returns was primarily driven by higher return rates in the U.S.
For additional information on our revenue reserves, please read Note 5, Revenue, to our condensed consolidated financial statements included in this report.

COST AND EXPENSE
A summary of total cost and expense is as follows:

	For the Three Months Ended March 31,
(In millions, except percentages)	2024	2023	$ Change	% Change
Cost of sales, excluding amortization and impairment of acquired intangible assets	$542.2	$662.8	$(120.6)	(18.2)%
Research and development	452.9	570.6	(117.7)	(20.6)
Selling, general and administrative	581.5	605.0	(23.5)	(3.9)
Amortization and impairment of acquired intangible assets	78.3	50.2	28.1	56.0
Collaboration profit sharing/(loss reimbursement)	65.6	57.1	8.5	14.9
Restructuring charges	11.5	9.6	1.9	19.8
Other (income) expense, net	93.7	69.4	24.3	35.0
Total cost and expense	$1,825.7	$2,024.7	$(199.0)	(9.8)%

COST OF SALES, EXCLUDING AMORTIZATION AND IMPAIRMENT OF ACQUIRED INTANGIBLE ASSETS

	For the Three Months Ended March 31,
(In millions)	2024	2023
Product	$377.7	$481.4
Royalty	164.5	181.4
Total cost of sales	$542.2	$662.8
For the three months ended March 31, 2024, compared to the same period in 2023, the decrease in product cost of sales was primarily due to lower cost of sales associated with contract manufacturing revenue and lower idle capacity charges, offset in part by $44.1 million in SKYCLARYS amortization costs. Contract manufacturing revenue includes LEQEMBI inventory produced for Eisai, beginning in the first quarter of 2023 upon the accelerated approval of LEQEMBI in the U.S. Cost of sales as a percentage of revenue was adversely affected by LEQEMBI batches due to minimal margins.
As a result of our acquisition of Reata in September 2023 we recorded a fair value step-up adjustment related to the acquired inventory of SKYCLARYS of approximately $1.3 billion. This fair value step-up adjustment will be amortized to cost of sales within our condensed consolidated statements of income when the inventory is sold, which is expected to be within approximately 3 years from the acquisition date. For the three months ended March 31, 2024, amortization from the fair value step-up adjustment, associated with SKYCLARYS, as a result of inventory sold was approximately $44.1 million. For additional information on our acquisition of Reata, please read Note 2, Acquisitions, to our condensed consolidated financial statements included in this report.
Write Downs and Other Charges
For the three months ended March 31, 2023, we recorded approximately $44.8 million of aggregate gross idle capacity charges.
For additional information on our collaboration arrangements with Eisai, please read Note 19, Collaborative and Other Relationships, to our condensed consolidated financial statements included in this report.

RESEARCH AND DEVELOPMENT

Research and development expense, as a percentage of total revenue, was 19.8% and 23.2% for the three months ended March 31, 2024 and 2023, respectively. For the three months ended March 31, 2024, compared to the same period in 2023, the decrease in research and development was primarily driven by cost-reduction measures realized in 2024 in connection with our Fit for Growth program and clinical trial close out costs incurred in 2023 related to ADUHELM.
EARLY STAGE PROGRAMS
Q1 2024 vs. Q1 2023
The decrease in early stage programs was driven by a decrease in costs associated with:
•discontinuation of BIIB131 for the treatment of acute ischemic stroke; and
•discontinuation of BIIB135 for the treatment of MS.
The decrease was partially offset by an increase in costs associated with:
•development of cemdomespib for the treatment of diabetic neuropathic pain; and
•development of BIIB080 for the treatment of Alzheimer's disease.
LATE STAGE PROGRAMS
Q1 2024 vs. Q1 2023
The decrease in late stage programs was driven by a decrease in costs associated with:
•advancement of ZURZUVAE from late stage to marketed upon the approval of ZURZUVAE for PPD in the U.S.;
•advancement of QALSODY from late stage to marketed upon the accelerated approval of QALSODY in the U.S.;
•discontinuation of BIIB093 for large hemispheric infarction; and
•advancement of TOFIDENCE, a tocilizumab biosimilar referencing ACTEMRA, from late stage to marketed upon the approval of TOFIDENCE in the U.S.
MARKETED PROGRAMS
Q1 2024 vs. Q1 2023
The decrease in marketed programs was driven by a decrease in costs associated with:
•discontinuation of ADUHELM for the treatment of Alzheimer's disease; and
•decreased spend in LEQEMBI due to the timing of clinical spend.
The decrease was partially offset by an increase in costs associated with:
•advancement of QALSODY from late stage to marketed upon the accelerated approval of QALSODY in the U.S.; and
•increased spend in SKYCLARYS as a result of our acquisition of Reata in September 2023.

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
Excluding any milestone and upfront payments, we expect our core research and development expense to decrease in 2024, while continuing to invest in our pipeline. This is primarily due to the continued realization of our cost savings initiatives. We intend to continue committing significant resources to targeted research and development opportunities where there is a significant unmet need and where a drug candidate has the potential to be highly differentiated.
SELLING, GENERAL AND ADMINISTRATIVE
For the three months ended March 31, 2024, compared to the same period in 2023, selling, general and administrative expense decreased by approximately 3.9% primarily due to cost-reduction measures realized in 2024 in connection with our Fit for Growth program, offset by an increase in operational spending on sales and marketing activities in support of LEQEMBI and SKYCLARYS as we continue to expand our U.S. and international product launches. For the three months ended March 31, 2023, selling, general and administrative expense included a $31.0 million obligation to Eisai related to the termination of the co-promotion agreement for our MS products in Japan during the first quarter of 2023. General and administrative expense decreased by approximately $8.8 million, or 5.1%, in the first quarter of 2024, compared to the same period in 2023, due to cost-reduction measures. Excluding exit-related costs and acquisition-related expenses incurred during the first quarter of 2024, general and administrative expense decreased by approximately $19.3 million, or 11.3%.
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
For the three months ended March 31, 2024, compared to the same period in 2023, the increase in amortization and impairment of acquired intangible assets was primarily due to amortization for the Reata acquisition acquired intangible assets associated with SKYCLARYS. For the three months ended March 31, 2024 and 2023, we had no impairment charges.
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
For the three months ended March 31, 2024, we recognized net profit-sharing expense of $60.6 million to reflect Samsung Bioepis' 50.0% share of the net collaboration profits, compared to a net profit-sharing expense of $57.1 million in the prior year comparative period.
For the three months ended March 31, 2024, we recognized net profit-sharing expense of approximately $5.0 million to reflect Sage's 50.0% share of net collaboration results in the U.S. for ZURZUVAE for PPD.
For additional information on our collaboration and license arrangements with Samsung Bioepis and Sage, please read Note 19, Collaborative and Other Relationships, to our condensed consolidated financial statements included in this report.
RESTRUCTURING CHARGES
2023 FIT FOR GROWTH RESTRUCTURING PROGRAM
In July 2023 we initiated additional cost saving measures as part of our Fit for Growth program to reduce operating costs, while improving operating efficiency and effectiveness. The Fit for Growth program is expected to generate approximately $1.0 billion in gross operating expense savings by the end of 2025, some of which will be reinvested in various initiatives. The Fit for Growth program is currently estimated to include net headcount reductions of approximately 1,000 employees and we expect to incur restructuring charges ranging from approximately $260.0 million to $280.0 million.
Total charges incurred from our 2023 cost saving initiatives are summarized as follows:

	For the Three Months Ended March 31, 2024
(In millions)	Severance Costs	Accelerated Depreciation and Other Costs	Total
Selling, general and administrative	$—	$1.4	$1.4
Research and development	—	4.9	4.9
Restructuring charges	9.3	—	9.3
Total charges	$9.3	$6.3	$15.6
Other Costs: includes costs associated with items such as asset abandonment and write-offs, facility closure costs, pretax gains and losses resulting from the termination of certain leases, employee non-severance expense, consulting fees and other costs.
REATA INTEGRATION
Following the close of our Reata acquisition in September 2023, we implemented an integration plan designed to realize operating synergies through cost savings and avoidance. Under this initiative, we estimate we will incur total integration charges ranging from approximately $35.0 million to $40.0 million, related to severance and employment costs, which are expected to be paid by the end of 2024. These amounts were substantially incurred during 2023.

Total charges incurred from our Reata integration are summarized as follows:

	For the three months ended March 31, 2024
(In millions)	Severance Costs	Accelerated Depreciation and Other Costs	Total
Selling, general and administrative	$—	$1.8	$1.8
Research and development	—	2.7	2.7
Restructuring charges	2.2	—	2.2
Total charges	$2.2	$4.5	$6.7
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
OTHER (INCOME) EXPENSE, NET
For the three months ended March 31, 2024, compared to the same period in 2023, the change in other (income) expense, net primarily reflects lower interest income driven by lower cash balances in 2024, compared to the same period in 2023, partially offset by a decrease in our net unrealized losses on our holdings in equity securities.
NET (GAINS) LOSSES IN EQUITY SECURITIES
For the three months ended March 31, 2024, net unrealized and realized losses on our holdings in equity securities were approximately $25.7 million and $4.9 million, respectively, compared to net unrealized and realized losses of approximately $76.5 million and $1.6 million, respectively, in the prior year comparative period.
•The net unrealized losses recognized during the three months ended March 31, 2024, primarily reflect a decrease in the aggregate fair value of our investments in Sage and Denali common stock of approximately $27.7 million, partially offset by an increase in the fair value of Sangamo common stock of approximately $1.4 million.
•The net unrealized losses recognized during the three months ended March 31, 2023, primarily reflect a decrease in the aggregate fair value of our investments in Denali, Sangamo and Ionis common stock of approximately $100.0 million, partially offset by an increase in the fair value of Sage common stock of approximately $23.8 million.
INCOME TAX PROVISION

	For the Three Months Ended March 31,
(In millions, except percentages)	2024	2023
Income before income tax (benefit) expense	$464.8	$438.3
Income tax (benefit) expense	71.4	50.7
Effective tax rate	15.4%	11.6%
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
For the three months ended March 31, 2024, compared to the same period in 2023, the increase in our effective tax rate includes the impact of a resolution of an uncertain tax matter in the prior year related to tax credits and the non-cash tax effects of changes in the value of our equity investments, where we recorded larger unrealized losses in the prior year.
PILLAR TWO
The OECD has issued model rules, which generally provide for a jurisdictional minimum effective tax rate of 15.0%. Various countries have or are in the process of enacting legislation intended to implement the principles effective

January 1, 2024. Our income tax provision for the three months ended March 31, 2024, reflects currently enacted legislation and guidance related to the OECD model rules.
For additional information on our income taxes, please read Note 17, Income Taxes, to our condensed consolidated financial statements included in this report.
FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Our financial condition is summarized as follows:

(In millions, except percentages)	As of March 31, 2024	As of December 31, 2023	$ Change	% Change
Financial assets:
Cash and cash equivalents	$1,074.4	$1,049.9	$24.5	2.3%
Marketable securities — current	—	—	—	—
Marketable securities — non-current	—	—	—	—
Total cash, cash equivalents and marketable securities	$1,074.4	$1,049.9	$24.5	2.3%
Borrowings:
Current portion of term loan	$250.0	$150.0	$100.0	66.7%
Notes payable and term loan	6,290.1	6,788.2	(498.1)	(7.3)
Total borrowings	$6,540.1	$6,938.2	$(398.1)	(5.7)%
Working capital:
Current assets	$6,756.2	$6,859.3	$(103.1)	(1.5)%
Current liabilities	(3,222.8)	(3,434.3)	211.5	(6.2)
Total working capital	$3,533.4	$3,425.0	$108.4	3.2%
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
In April 2024 we received the remaining $437.5 million payment from Samsung BioLogics related to the sale of Samsung Bioepis. Additionally, in 2024 we plan to repay the remaining $250.0 million balance of our 2023 Term Loan three-year tranche.
For additional information on certain risks that could negatively impact our financial position or future results of operations, please read Item 1A. Risk Factors and Item 3. Quantitative and Qualitative Disclosures About Market Risk included in this report.
LIQUIDITY
WORKING CAPITAL
Working capital is defined as current assets less current liabilities. Our working capital was $3.5 billion and $3.4 billion as of March 31, 2024 and December 31, 2023, respectively. The change in working capital reflects a decrease in total current assets of approximately $103.1 million and a decrease in total current liabilities of approximately $211.5 million. The changes in total current assets and total current liabilities were primarily driven by the following:

CURRENT ASSETS
•$24.5 million increase in cash, cash equivalents and current marketable securities;
•$59.6 million decrease in accounts receivable, net related to our ongoing operations; and
•$16.7 million decrease in other current assets partially due to the sale of a portion of our short-term strategic investments.
CURRENT LIABILITIES
•$269.0 million decrease in accrued expense and other primarily due to the timing of our annual incentive compensation payment; and
•$100.0 million increase in current portion of debt due to the reclassification of $250.0 million from long-term to short-term related to the three-year tranche of our 2023 Term Loan, partially offset by the repayment of $150.0 million related to the 365-day tranche of our 2023 Term Loan.
For additional information on the sale of our equity interest in Samsung Bioepis, please read Note 3, Dispositions, to our condensed consolidated financial statements included in this report.
CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES
As of March 31, 2024, we had cash, cash equivalents and marketable securities totaling approximately $1.1 billion compared to approximately $1.0 billion as of December 31, 2023. The increase in the balance was primarily due to cash flows from operations, partially offset by $400.0 million of cash used for the repayment of our 2023 Term Loan.
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
The following table summarizes the fair value of our significant common stock investments in our strategic investment portfolio:

(In millions)	March 31, 2024	December 31, 2023
Denali	$205.4	$273.6
Sage	117.0	135.3
Sangamo	7.1	7.9
Total	$329.5	$416.8
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
CASH FLOW
The following table summarizes our cash flow activity:

	For the Three Months Ended March 31,
(In millions, except percentages)	2024	2023	% Change
Net cash flow provided by (used in) operating activities	$553.2	$455.3	21.5%
Net cash flow provided by (used in) investing activities	(66.0)	(953.0)	(93.1)
Net cash flow provided by (used in) financing activities	(439.6)	(43.4)	912.9

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
For the three months ended March 31, 2024, compared to the same period in 2023, the increase in net cash flow provided by operating activities was primarily due to lower employee-benefit payments made during the first quarter of 2024, as compared to the same period in 2023, timing of payments and changes in non-cash adjustments to net income. The increase was partially offset by an unfavorable change in inventory.
INVESTING ACTIVITIES
For the three months ended March 31, 2024, compared to the same period in 2023, the decrease in net cash flow used in investing activities was primarily due to higher net purchases of marketable securities in 2023.
FINANCING ACTIVITIES
For the three months ended March 31, 2024, compared to the same period in 2023, the increase in net cash flow used in financing activities was primarily due to the repayment of our 2023 Term Loan for $400.0 million during the first quarter of 2024.
For additional information on our acquisition of Reata, please read Note 2, Acquisitions, to our condensed consolidated financial statements included in this report.
CAPITAL RESOURCES
DEBT AND CREDIT FACILITIES
LONG-TERM DEBT AND TERM LOAN CREDIT AGREEMENTS
Our long-term obligations primarily consist of long-term debt related to our Senior Notes with final maturity dates ranging between 2025 and 2051. As of March 31, 2024, our outstanding balance related to long-term debt was $6,290.1 million.
In connection with our acquisition of Reata in September 2023 we entered into a $1.5 billion term loan credit agreement (2023 Term Loan). On the closing date of the Reata acquisition we drew $1.0 billion from the 2023 Term Loan, comprised of a $500.0 million floating rate 364-day tranche and a $500.0 million floating rate three-year tranche. The remaining unused commitment of $500.0 million was terminated. As of December 31, 2023, we repaid $350.0 million of the 364--day tranche. The remaining $150.0 million portion of the 364-day tranche was subsequently paid during the first quarter of 2024. Additionally, during the first quarter of 2024 we repaid $250.0 million of the three-year tranche. As of March 31, 2024, we had $250.0 million outstanding under the three-year tranche of the 2023 Term Loan.
2020 REVOLVING CREDIT FACILITY
In January 2020 we entered into a $1.0 billion, five-year senior unsecured revolving credit facility under which we are permitted to draw funds for working capital and general corporate purposes. The terms of the revolving credit facility include a financial covenant that requires us not to exceed a maximum consolidated leverage ratio. As of March 31, 2024 and December 31, 2023, we had no outstanding borrowings and were in compliance with all covenants under this facility.
For a summary of the fair and carrying values of our outstanding borrowings as of March 31, 2024 and December 31, 2023, please read Note 8, Fair Value Measurements, to our condensed consolidated financial statements included in this report.
For additional information on our Senior Notes and credit facility please read, Note 13, Indebtedness, to our consolidated financial statements included in our 2023 Form 10-K.

SHARE REPURCHASE PROGRAMS
In October 2020 our Board of Directors authorized our 2020 Share Repurchase Program, which is a program to repurchase up to $5.0 billion of our common stock. Our 2020 Share Repurchase Program does not have an expiration date. All share repurchases under our 2020 Share Repurchase Program will be retired. There were no share repurchases of our common stock during the three months ended March 31, 2024 and 2023. Approximately $2.1 billion remained available under our 2020 Share Repurchase Program as of March 31, 2024.
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
In addition, certain of our collaboration and licensing arrangements include royalty payment obligations. For additional information on our royalty payments please read, Note 22, Commitments and Contingencies, to our consolidated financial statements included in our 2023 Form 10-K.
There have been no material changes in our contractual obligations since December 31, 2023.
CONTINGENT DEVELOPMENT, REGULATORY AND COMMERCIAL MILESTONE PAYMENTS
Based on our development plans as of March 31, 2024, we could trigger potential future milestone payments to third parties of up to approximately $5.1 billion, including approximately $1.0 billion in development milestones, approximately $0.4 billion in regulatory milestones and approximately $3.7 billion in commercial milestones, as part of our various collaborations, including licensing and development programs. Payments under these agreements generally become due and payable upon achievement of certain development, regulatory or commercial milestones. Because the achievement of these milestones was not considered probable as of March 31, 2024, such contingencies have not been recorded in our financial statements. Amounts related to contingent milestone payments are not considered contractual obligations as they are contingent on the successful achievement of certain development, regulatory or commercial milestones.
If certain clinical and commercial milestones are met, we may pay up to approximately $82.5 million in milestones in 2024 under our current agreements. This excludes potential opt-in payments.
OTHER FUNDING COMMITMENTS
As of March 31, 2024, we have several ongoing clinical studies in various clinical trial stages. Our most significant clinical trial expenditures are to CROs. The contracts with CROs are generally cancellable, with notice, at our option. We recorded accrued expense of approximately $40.6 million in our condensed consolidated balance sheets for expenditures incurred by CROs as of March 31, 2024. We have approximately $607.3 million in cancellable future commitments based on existing CRO contracts as of March 31, 2024.
TAX RELATED OBLIGATIONS
We exclude liabilities pertaining to uncertain tax positions from our summary of contractual obligations as we cannot make a reliable estimate of the period of cash settlement with the respective taxing authorities. As of March 31, 2024, we have approximately $160.4 million of liabilities associated with uncertain tax positions.
As of March 31, 2024 and December 31, 2023, we have accrued income tax liabilities of approximately $421.3 million and $419.5 million, respectively, under the Transition Toll Tax. Of the amounts accrued as of March 31, 2024, approximately $187.3 million is expected to be paid within one year. The Transition Toll Tax is being paid in installments over an eight-year period, which started in 2018, and will not accrue interest.
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
There have been no material changes to our critical accounting estimates since our 2023 Form 10-K. For a discussion of our other critical accounting estimates, please read Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2023 Form 10-K.
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
During the second quarter of 2018 the International Practices Task Force of the Center for Audit Quality categorized Argentina as a country with a projected three-year cumulative inflation rate greater than 100.0%, which indicated that Argentina's economy is highly inflationary. This categorization did not have a material impact on our results of operations or financial position as of March 31, 2024, and is not expected to have a material impact on our results of operations or financial position in the future. In December 2023 the Argentinian Peso experienced a substantial devaluation following a presidential election. The devaluation resulted in a $16.0 million charge recorded during the fourth quarter of 2023 in other (income) expense, net within our consolidated statements of income for the year ended December 31, 2023, included in our 2023 Form 10-K.
REVENUE AND OPERATING EXPENSE HEDGING PROGRAM
Our foreign currency hedging program is designed to mitigate, over time, a portion of the impact resulting from volatility in exchange rate changes on revenue and operating expense. We use foreign currency forward contracts and foreign currency options to manage foreign currency risk, with the majority of our forward contracts and options used to hedge certain forecasted revenue and operating expense transactions denominated in foreign currencies in the next 9 months. We do not engage in currency speculation. For a more detailed disclosure of our revenue and operating expense hedging program, please read Note 10, Derivative Instruments, to our condensed consolidated financial statements included in this report.

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
The following quantitative information includes the impact of currency movements on forward contracts used in our revenue, operating expense and balance sheet hedging programs. As of March 31, 2024 and December 31, 2023, a hypothetical adverse 10.0% movement in foreign currency exchange rates compared to the U.S. dollar across all maturities would result in a hypothetical decrease in the fair value of forward contracts of approximately $246.5 million and $249.4 million, respectively. The estimated fair value change was determined by measuring the impact of the hypothetical exchange rate movement on outstanding forward contracts. Our use of this methodology to quantify the market risk of such instruments is subject to assumptions and actual impact could be significantly different. The quantitative information about market risk is limited because it does not take into account all foreign currency operating transactions.
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
We believe that our allowance for doubtful accounts was adequate as of March 31, 2024 and December 31, 2023.
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
Changes in the fair value of these equity securities are impacted by the volatility of the stock market and changes in general economic conditions, among other factors. The potential change in fair value for equity price sensitive instruments has been assessed on a hypothetical 10.0% adverse movement. As of March 31, 2024 and December 31, 2023, a hypothetical adverse 10.0% movement would result in a hypothetical decrease in fair value of approximately $33.0 million and $41.7 million, respectively.

ITEM 4.     CONTROLS AND PROCEDURES
DISCLOSURE CONTROLS AND PROCEDURES AND INTERNAL CONTROL OVER FINANCIAL REPORTING
CONTROLS AND PROCEDURES
We have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of March 31, 2024. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that:
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
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
For a discussion of legal proceedings as of March 31, 2024, please read Note 21, Litigation, to our condensed consolidated financial statements included in this report, which is incorporated into this item by reference.
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
LEQEMBI is in the early stages of commercial launch in the U.S. and certain international markets and SKYCLARYS is in the early stages of commercial launch in the U.S. and certain European markets. In addition to risks associated with new product launches and the other factors described in these Risk Factors, Biogen’s and Eisai’s ability to successfully commercialize LEQEMBI and our ability to successfully commercialize SKYCLARYS may be adversely affected due to:
•Eisai’s ability to obtain and maintain adequate reimbursement for LEQEMBI;
•the effectiveness of Eisai's and Biogen’s commercial strategy for marketing LEQEMBI;
•requirements such as participation in a registry and the use of imaging or other diagnostics for LEQEMBI;
•our ability to obtain approval in other markets;
•the approval of other new products for the same or similar indications;
•Eisai’s and Biogen’s ability to maintain a positive reputation among patients, healthcare providers and others in the Alzheimer’s disease community, which may be impacted by pricing and reimbursement decisions relating to LEQEMBI, which are made by Eisai and/or third parties;
•Biogen's ability to obtain and maintain adequate reimbursement for SKYCLARYS; and
•the effectiveness of Biogen's commercial strategy for marketing SKYCLARYS.
Our long-term success depends upon the successful development of new products and additional indications for our existing products.
Our long-term success will depend upon the successful development of new products from our research and development activities or our licenses or acquisitions from third parties, as well as additional indications for our existing products.
Product development is very expensive and involves a high degree of uncertainty and risk and may not be successful. Only a small number of research and development programs result in the commercialization of a product. It is difficult to predict the success and the time and cost of product development of novel approaches for the treatment of diseases. The development of novel approaches for the treatment of diseases, including development efforts in new modalities such as those based on the antisense oligonucleotide platform and gene therapy, may present additional challenges and risks, including obtaining approval from regulatory authorities that have limited experience with the development of such therapies. For example, we are currently seeking approval of LEQEMBI in Europe and the approval of a subcutaneous formulation of LEQEMBI in the U.S. and any delays or challenges may impact our ability to realize the anticipated benefits from LEQEMBI.
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
The development, manufacture and commercialization of biosimilar products require specialized expertise and are very costly and subject to complex regulation. Our success in commercializing biosimilars is subject to a number of risks, including:
•Reliance on Third-Parties. We are dependent, in part, on the efforts of collaboration partners and other third-parties over whom we have limited or no control in the development and manufacturing of biosimilars products. For example, a recently announced potential acquisition of a contract development and manufacturing organization by a third party may impact its operational, strategic or financial risk. If these third-parties fail to perform successfully, or reduce their third party manufacturing production, our biosimilar product development or commercialization of biosimilar products could be delayed, revenue from biosimilar products could decline and/or we may not realize the anticipated benefits of these arrangements;
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
We are increasingly dependent upon information systems and data to operate our business. Changes in how we operate have caused us to modify our business practices in ways that heighten this dependence, including changing the requirement that most of our office-based employees in the U.S. and our other key markets work from the office, with many of our employees now working in hybrid or full-remote positions. As a result, we are increasingly dependent upon our information systems to operate our business and our ability to effectively manage our business depends on the security, reliability and adequacy of our information systems and data, which includes use of cloud technologies, including Software as a Service (SaaS), Platform as a Service (PaaS) and Infrastructure as a Service (IaaS). Breakdowns, invasions, corruptions, destructions and/or breaches, which impact may include, but not limited to, comprising the capacity, reliability or security of our information systems or those of our business partners, including our cloud technologies, and/or unauthorized access to our data and information could subject us to significant liability, negatively impact our business operations, and/or require replacement of technology and/or sizeable ransom payments. Our information systems, including our cloud technologies, continue to increase in multitude and complexity, increasing our vulnerability when breakdowns, malicious intrusions and random attacks occur. Data privacy or security breaches also pose a risk that sensitive data, including intellectual property, trade secrets or personal information belonging to us, patients, customers or other business partners, may be exposed to unauthorized persons or to the public.
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
The process of manufacturing our products is complex, highly regulated and subject to numerous risks, including:
•Risks of Reliance on Third-Parties and Single Source Providers. We rely on third-party suppliers and manufacturers for many aspects of our manufacturing process for our products and product candidates. In some cases, due to the unique manner in which our products are manufactured, we rely on single source providers of raw materials and manufacturing supplies. These third-parties are independent entities subject to their own unique operational, strategic and financial risks that are outside of our control. For example, a recently announced potential acquisition of a contract development and manufacturing organization by a third party may impact its operational, strategic or financial risk. These third-parties may not perform their obligations in a timely and cost-effective manner or in compliance with applicable regulations, and they may be unable or unwilling to increase production capacity commensurate with demand for our existing or future products. Finding alternative providers could take a significant amount of time and involve significant expense due to the specialized nature of the services and the need to obtain regulatory approval of any significant changes to our suppliers or manufacturing methods. We cannot be certain that we could reach agreement with alternative providers or that the FDA or other regulatory authorities would approve our use of such alternatives.
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
•additional complexity in manufacturing or conducting clinical research internationally, including materials manufactured in China or working with CROs in China;
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
Although the Solothurn facility was approved by the FDA for LEQEMBI, there can be no assurance that the regulatory authorities will approve the Solothurn facility for the manufacturing of other products.
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
Our business and the business of several of our strategic partners involve the controlled use of hazardous materials, chemicals, biologics and radioactive compounds which make us subject to changing and evolving rules and interpretations, which could require us to incur substantial costs associated with compliance or to alter one or more of our business practices. Although we believe that our safety procedures for handling and disposing of such materials comply with state, federal and foreign standards, there will always be the risk of accidental contamination or injury. If we were to become liable for an accident, or if we were to suffer an extended facility shutdown, we could incur significant costs, damages and penalties that could harm our business. Manufacturing of our products and product candidates also requires permits from government agencies for water supply and wastewater discharge. If we do not obtain appropriate permits, including permits for sufficient quantities of water and wastewater, we could incur significant costs and limits on our manufacturing volumes that could harm our business. Additionally, regulators have passed new environmental disclosure rules. For example, the SEC, the E.U. and California have implemented new climate disclosure rules that will generally require additional disclosure. Additionally, other regulators are considering environmental disclosure rules. These new rules collectively will impose additional disclosure requirements elating to climate-related risks and emissions disclosures. We expect to be subject to these new laws, which impose extensive reporting obligations about greenhouse gas emissions and climate-related financial risks. These recently enacted and proposed regulations may require us to incur compliance and disclosure costs and will likely require substantial management attention.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES
The following table summarizes our common stock repurchase activity under our 2020 Share Repurchase Program during the first quarter of 2024:

Period	Total Number of Shares Purchased (#)	Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Programs (#)	Approximate Dollar Value of Shares That May Yet Be Purchased Under Our Programs ($ in millions)
January 2024	—	$—	—	$2,050.0
February 2024	—	$—	—	$2,050.0
March 2024	—	$—	—	$2,050.0
Total(1)	—	$—

(1) There were no share repurchases during the first quarter of 2024.
In October 2020 our Board of Directors authorized our 2020 Share Repurchase Program, which is a program to repurchase up to $5.0 billion of our common stock. Our 2020 Share Repurchase Program does not have an expiration date. All share repurchases under our 2020 Share Repurchase Program will be retired. There were no share repurchases of our common stock during the three months ended March 31, 2024 and 2023. Approximately $2.1 billion remained available under our 2020 Share Repurchase Program as of March 31, 2024.
ITEM 5.    OTHER INFORMATION
TRADING ARRANGEMENTS
There were no trading arrangements for the purchase or sale of our securities entered into or terminated by our Directors or Officers during the first quarter of 2024.

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

101++
The following materials from Biogen Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flow, (v) the Condensed Consolidated Statements of Equity and (vi) Notes to Condensed Consolidated Financial Statements.

104++	The cover page from this Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL.

+    Filed herewith

++    Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOGEN INC.

/s/ Michael R. McDonnell
Michael R. McDonnell
Chief Financial Officer
(principal financial officer)
April 24, 2024