Form 10-Q
period 2024-06-30
BIOGEN INC.
filed 2024-08-01
CIK 875045

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the issuer’s Common Stock, $0.0005 par value, outstanding as of July 31, 2024, was 145,661,642 shares.

BIOGEN INC.
FORM 10-Q — Quarterly Report
For the Quarterly Period Ended June 30, 2024

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
•the execution of our strategic and growth initiatives, including the ultimate success of our acquisitions of Reata and HI-Bio and our ability to realize the anticipated benefits from the acquisitions, including future performance of the SKYCLARYS product and further development of the felzartamab product and anticipated synergies;
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
BENEPALI™, FLIXABI™, FUMADERM™, IMRALDI™, OPUVIZ™ and TOFIDENCE™ are trademarks of Biogen.
ACTEMRA®, COLUMVI®, ENBREL®, EYLEA®, FAMPYRA™, GAZYVA®, LEQEMBI®, HUMIRA®, LUCENTIS®, LUNSUMIO®, OCREVUS®, REMICADE®, ZURZUVAE™ and other trademarks referenced in this report are the property of their respective owners.

DEFINED TERMS

2023 Form 10-K	Annual Report on Form 10-K for the year ended December 31, 2023
2020 Share Repurchase Program	Board of Directors authorized program to repurchase up to $5.0 billion of our common stock
2024 Omnibus Equity Plan	Biogen Inc. 2024 Omnibus Equity Plan
2017 Omnibus Equity Plan	Biogen Inc. 2017 Omnibus Equity Plan
2024 ESPP	Biogen Inc. 2024 Employee Stock Purchase Plan
2015 ESPP	Biogen Inc. 2015 Employee Stock Purchase Plan
AbbVie	AbbVie Inc.
Acorda	Acorda Therapeutics, Inc.
AI	Artificial Intelligence
Alkermes	Alkermes plc
ALS	Amyotrophic Lateral Sclerosis
aMN	Antibody-positive Membranous Nephropathy
AOCI	Accumulated Other Comprehensive Income (Loss)
ASO	Antisense Oligonucleotide
ASU	Accounting Standards Update
ATV	Antibody Transport Vehicle
BLA	Biologics License Application
Blackstone	Blackstone Life Sciences
CCPA	California Consumer Privacy Act
CHMP	Committee for Medicinal Products for Human Use
CISA	Cybersecurity and Infrastructure Security Agency
CJEU	Court of Justice of the European Union
CLE	Cutaneous Lupus Erythematosus
CLL	Chronic Lymphocytic Leukemia
CLO	Chief Legal Officer
CODM	Chief Operating Decision Maker
Convergence	Convergence Pharmaceuticals Ltd.
CRL	Complete Response Letter
CROs	Contract Research Organizations
DEA	Drug Enforcement Agency
Denali	Denali Therapeutics Inc.
Directors Plan	Biogen Inc. 2015 Non-Employee Directors Equity Plan
District Court	U.S. District Court for the District of Massachusetts
DOJ	U.S. Department of Justice
EC	European Commission
Eisai	Eisai Co., Ltd.
EMA	European Medicines Agency
EPO	European Patent Office
ERM	Enterprise Risk Management
E.U.	European Union
FA	Friedreich's Ataxia
FASB	Financial Accounting Standards Board
FCPA	Foreign Corrupt Practices Act
FDA	U.S. Food and Drug Administration
FDIC	Federal Deposit Insurance Corporation

DEFINED TERMS (continued)

Fit for Growth	Cost saving program initiated in 2023
FSS	Federal Supply Schedule
Genentech	Genentech, Inc.
GILTI	Global Intangible Low Tax Income
GloBE	Global Anti-Base Erosion
GMP	Good Manufacturing Practices
HI-Bio	Human Immunology Biosciences
Humana	Humana Inc.
IgAN	Immunoglobulin A Nephropathy
IPR&D	In-process Research and Development
Ionis	Ionis Pharmaceuticals Inc.
IRA	Inflation Reduction Act of 2022
IT	Information Technology
IV	Intravenous
LRRK2	Leucine-Rich Repeat Kinase 2
MAA	Marketing Authorization Application
MDD	Major Depressive Disorder
MS	Multiple Sclerosis
Mylan Ireland	Mylan Ireland Ltd.
NCD	National Coverage Decision
NDA	New Drug Application
Neurimmune	Neurimmune SubOne AG
NMPA	National Medicinal Products Administration
OECD	Organization for Economic Co-operation and Development
OIE	Other (Income) Expense, Net
PDUFA	Prescription Drug User Fee Act
PMN	Primary Membranous Nephropathy
Polpharma	Polpharma Biologics S.A.
PPACA	Patient Protection and Affordable Care Act
PPD	Postpartum Depression
PPMS	Primary Progressive MS
PRV	Priority Review Voucher
R&D	Research and Development
Reata	Reata Pharmaceuticals, Inc.
RMS	Relapsing MS
RRMS	Relapsing-Remitting MS
RTP	Research Triangle Park
Sage	Sage Therapeutics, Inc.
Samsung Bioepis	Samsung Bioepis Co., Ltd.
Samsung BioLogics	Samsung BioLogics Co., Ltd.
Sangamo	Sangamo Therapeutics, Inc.
SEC	U.S. Securities and Exchange Commission
SG&A	Selling, General and Administrative
SLE	Systemic Lupus Erythematosus
SMA	Spinal Muscular Atrophy

DEFINED TERMS (continued)

SMN	Survival Motor Neuron
SOD1	Superoxide Dismutase 1
SWISSMEDIC	Swiss Agency for Therapeutic Products
TBA	Technical Boards of Appeal
Transition Toll Tax	A one-time mandatory deemed repatriation tax on accumulated foreign subsidiaries' previously untaxed foreign earnings
U.K.	United Kingdom
U.S.	United States
U.S. GAAP	Accounting Principles Generally Accepted in the U.S.
VA	Veterans Administration

PART I FINANCIAL INFORMATION

BIOGEN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited, in millions, except per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Revenue:
Product, net	$1,899.6	$1,845.8	$3,611.5	$3,609.1
Revenue from anti-CD20 therapeutic programs	444.5	433.4	838.5	832.9
Contract manufacturing, royalty and other revenue	120.8	176.8	305.4	477.0
Total revenue	2,464.9	2,456.0	4,755.4	4,919.0
Cost and expense:
Cost of sales, excluding amortization and impairment of acquired intangible assets	546.0	592.7	1,088.2	1,255.5
Research and development	513.9	584.2	966.8	1,154.8
Selling, general and administrative	553.8	548.0	1,135.3	1,153.0
Amortization and impairment of acquired intangible assets	86.9	52.9	165.2	103.1
Collaboration profit sharing/(loss reimbursement)	62.4	56.9	128.0	114.0
Restructuring charges	6.6	34.4	18.1	44.0
Gain on sale of priority review voucher, net	(88.6)	—	(88.6)	—
Other (income) expense, net	85.2	(121.2)	178.9	(51.8)
Total cost and expense	1,766.2	1,747.9	3,591.9	3,772.6
Income before income tax (benefit) expense	698.7	708.1	1,163.5	1,146.4
Income tax (benefit) expense	115.1	114.8	186.5	165.5
Net income	583.6	593.3	977.0	980.9
Net income (loss) attributable to noncontrolling interests, net of tax	—	1.7	—	1.4
Net income attributable to Biogen Inc.	$583.6	$591.6	$977.0	$979.5

Net income per share:
Basic earnings per share attributable to Biogen Inc.	$4.01	$4.09	$6.72	$6.78
Diluted earnings per share attributable to Biogen Inc.	$4.00	$4.07	$6.70	$6.74

Weighted-average shares used in calculating:
Basic earnings per share attributable to Biogen Inc.	145.6	144.7	145.4	144.6
Diluted earnings per share attributable to Biogen Inc.	145.9	145.5	145.9	145.4

See accompanying notes to these unaudited condensed consolidated financial statements.

BIOGEN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in millions)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Net income (loss) attributable to Biogen Inc.	$583.6	$591.6	$977.0	$979.5
Other comprehensive income (loss):
Unrealized gains (losses) on securities available for sale, net of tax	—	(4.5)	—	1.2
Unrealized gains (losses) on cash flow hedges, net of tax	20.1	6.9	34.8	(28.5)
Unrealized gains (losses) on pension benefit obligation, net of tax	—	0.2	(0.1)	0.7
Currency translation adjustment	(5.6)	(3.4)	(27.0)	18.7
Total other comprehensive income (loss), net of tax	14.5	(0.8)	7.7	(7.9)
Comprehensive income (loss) attributable to Biogen Inc.	598.1	590.8	984.7	971.6
Comprehensive income (loss) attributable to noncontrolling interests, net of tax	—	1.7	—	1.4
Comprehensive income (loss)	$598.1	$592.5	$984.7	$973.0

See accompanying notes to these unaudited condensed consolidated financial statements.

BIOGEN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in millions, except per share amounts)

	As of June 30, 2024	As of December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$1,908.9	$1,049.9
Accounts receivable, net of allowance for doubtful accounts of $2.5 and $2.4, respectively	1,627.1	1,664.1
Due from anti-CD20 therapeutic programs	451.1	435.9
Inventory	2,506.1	2,527.4
Other current assets	615.3	1,182.0
Total current assets	7,108.5	6,859.3
Property, plant and equipment, net	3,249.3	3,309.7
Operating lease assets	389.4	420.0
Intangible assets, net	8,232.9	8,363.0
Goodwill	6,227.4	6,219.2
Deferred tax asset	915.1	928.6
Investments and other assets	681.5	745.0
Total assets	$26,804.1	$26,844.8
LIABILITIES AND EQUITY
Current liabilities:
Current portion of term loan	$—	$150.0
Taxes payable	281.6	257.4
Accounts payable	354.5	403.3
Accrued expense and other	2,472.1	2,623.6
Total current liabilities	3,108.2	3,434.3
Notes payable and term loan	6,292.0	6,788.2
Deferred tax liability	590.6	641.8
Long-term operating lease liabilities	367.5	400.0
Other long-term liabilities	556.7	781.1
Total liabilities	10,915.0	12,045.4
Commitments, contingencies and guarantees
Equity:
Biogen Inc. shareholders’ equity:
Preferred stock, par value $0.001 per share	—	—
Common stock, par value $0.0005 per share	0.1	0.1
Additional paid-in capital	407.5	302.5
Accumulated other comprehensive income (loss)	(146.0)	(153.7)
Retained earnings	18,604.6	17,627.6
Treasury stock, at cost	(2,977.1)	(2,977.1)
Total equity	15,889.1	14,799.4
Total liabilities and equity	$26,804.1	$26,844.8

See accompanying notes to these unaudited condensed consolidated financial statements.

BIOGEN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(unaudited, in millions)

	For the Six Months Ended June 30,
	2024	2023
Cash flow from operating activities:
Net income	$977.0	$980.9
Adjustments to reconcile net income to net cash flow from operating activities:
Depreciation and amortization	306.4	229.7
Excess and obsolescence charges related to inventory	44.4	36.8
Amortization of acquired inventory step-up	134.2	—
Share-based compensation	143.4	147.1
Deferred income taxes	(47.1)	(170.9)
(Gain) loss on strategic investments	61.6	(26.8)
Gain on sale of priority review voucher, net	(88.6)	—
Other	65.0	60.5
Changes in operating assets and liabilities, net of effects of business acquired:
Accounts receivable	12.3	21.8
Due from anti-CD20 therapeutic programs	(15.1)	(6.7)
Inventory	(188.2)	(65.1)
Accrued expense and other current liabilities	(115.6)	(127.1)
Income tax assets and liabilities	(7.7)	(82.4)
Other changes in operating assets and liabilities, net	(103.0)	(55.5)
Net cash flow provided by (used in) operating activities	1,179.0	942.3
Cash flow from investing activities:
Purchases of property, plant and equipment	(79.4)	(137.6)
Proceeds from sales and maturities of marketable securities	—	1,682.2
Purchases of marketable securities	—	(4,120.3)
Proceeds from sale of equity interest in Samsung Bioepis	406.8	788.1
Proceeds from sale of priority review voucher	103.0	—
Acquisitions of intangible assets	(84.1)	(21.0)
Proceeds from sales of strategic investments	57.5	103.2
Other	(3.3)	(1.1)
Net cash flow provided by (used in) investing activities	400.5	(1,706.5)
Cash flow from financing activities:
Payments related to issuance of stock for share-based compensation arrangements, net	(40.8)	(54.6)
Repayment of borrowings	(650.0)	—
Net (distribution) contribution to noncontrolling interest	—	1.7
Other	6.0	(0.3)
Net cash flow provided by (used in) financing activities	(684.8)	(53.2)
Net increase (decrease) in cash and cash equivalents	894.7	(817.4)
Effect of exchange rate changes on cash and cash equivalents	(35.7)	15.9
Cash and cash equivalents, beginning of the period	1,049.9	3,419.3
Cash and cash equivalents, end of the period	$1,908.9	$2,617.8

See accompanying notes to these unaudited condensed consolidated financial statements.

BIOGEN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited, in millions)

	For the Three Months Ended June 30, 2024
	Preferred stock		Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Treasury stock		Total equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance, March 31, 2024	—	$—	169.4	$0.1	$329.5	$(160.5)	$18,021.0	(23.8)	$(2,977.1)	$15,213.0
Net income	—	—	—	—	—	—	583.6	—	—	583.6
Other comprehensive income (loss), net of tax	—	—	—	—	—	14.5	—	—	—	14.5
Issuance of common stock under stock option and stock purchase plans	—	—	0.1	—	7.9	—	—	—	—	7.9
Issuance of common stock under stock award plan	—	—	—	—	(1.8)	—	—	—	—	(1.8)
Compensation related to share-based payments	—	—	—	—	72.9	—	—	—	—	72.9
Other	—	—	—	—	(1.0)	—	—	—	—	(1.0)
Balance, June 30, 2024	—	$—	169.5	$0.1	$407.5	$(146.0)	$18,604.6	(23.8)	$(2,977.1)	$15,889.1

	For the Six Months Ended June 30, 2024
	Preferred stock		Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Treasury stock		Total equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance, December 31, 2023	—	$—	168.7	$0.1	$302.5	$(153.7)	$17,627.6	(23.8)	$(2,977.1)	$14,799.4
Net income	—	—	—	—	—	—	977.0	—	—	977.0
Other comprehensive income (loss), net of tax	—	—	—	—	—	7.7	—	—	—	7.7
Issuance of common stock under stock option and stock purchase plans	—	—	0.2	—	23.6	—	—	—	—	23.6
Issuance of common stock under stock award plan	—	—	0.6	—	(64.4)	—	—	—	—	(64.4)
Compensation related to share-based payments	—	—	—	—	149.0	—	—	—	—	149.0
Other	—	—	—	—	(3.2)	—	—	—	—	(3.2)
Balance, June 30, 2024	—	$—	169.5	$0.1	$407.5	$(146.0)	$18,604.6	(23.8)	$(2,977.1)	$15,889.1

See accompanying notes to these unaudited condensed consolidated financial statements.

BIOGEN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY - (Continued)
(unaudited, in millions)

	For the Three Months Ended June 30, 2023
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

	For the Six Months Ended June 30, 2023
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
Business Overview
Biogen is a global biopharmaceutical company focused on discovering, developing and delivering innovative therapies for people living with serious and complex diseases worldwide. We have a broad portfolio of medicines to treat MS, have introduced the first approved treatment for SMA, co-developed treatments to address a defining pathology of Alzheimer’s disease and launched the first approved treatment to target a genetic cause of ALS. Through our 2023 acquisition of Reata we market the first and only drug approved in the U.S. and the E.U. for the treatment of Friedreich's Ataxia in adults and adolescents aged 16 years and older. We are focused on advancing our pipeline in neurology, specialized immunology and rare diseases. We support our drug discovery and development efforts through internal research and development programs, external collaborations and acquisitions.
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
We commercialize a portfolio of biosimilars of advanced biologics including BENEPALI, an etanercept biosimilar referencing ENBREL, IMRALDI, an adalimumab biosimilar referencing HUMIRA, and FLIXABI, an infliximab biosimilar referencing REMICADE, in certain countries in Europe, as well as BYOOVIZ, a ranibizumab biosimilar referencing LUCENTIS, and TOFIDENCE, a tocilizumab biosimilar referencing ACTEMRA, in the U.S. and certain international markets. We also have commercialization rights related to OPUVIZ, an aflibercept biosimilar referencing EYLEA.
For additional information on our collaboration arrangements, please read Note 19, Collaborative and Other Relationships, to these unaudited condensed consolidated financial statements (condensed consolidated financial statements).
Basis of Presentation
In the opinion of management, our condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair statement of our financial statements for interim periods in accordance with U.S. GAAP. The information included in this quarterly report on Form 10-Q should be read in conjunction with our audited consolidated financial statements and the accompanying notes included in our 2023 Form 10-K. Our accounting policies are described in the Notes to Consolidated Financial Statements in our 2023 Form 10-K and updated, as necessary, in this report. The year-end condensed consolidated balance sheet data presented for comparative purposes was derived from our audited financial statements, but does not include all disclosures required by U.S. GAAP. The results of operations for the three and six months ended June 30, 2024, are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.
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
Climate-Related Disclosures
In March 2024 the SEC issued a final rule under SEC Release No. 33-11275, The Enhancement and Standardization of Climate-Related Disclosures for Investors. This new rule will require large accelerated filers to disclose material climate-related risks that are reasonably likely to have a material impact on their business, results of operations or financial condition. The required information about climate-related risks will also include disclosure of material direct greenhouse gas emissions from operations owned or controlled (Scope 1) and/or material indirect greenhouse gas emissions from purchased energy consumed in owned or controlled operations (Scope 2). Additionally, the new rules will require disclosure within the notes to the financial statements of the effects of severe weather events and other natural conditions and information on any climate-related targets or goals, subject to certain materiality thresholds. The final rule, if adopted, includes a phased-in compliance period which will begin phasing in with our annual report for the year ending December 31, 2025.
In April 2024 the SEC voluntarily stayed implementation of the new climate-related disclosure requirements pending judicial review. Once the litigation is resolved, and if the rule remains in effect, the SEC will announce a new effective date. We are currently evaluating the potential impact that this new rule will have on our company's disclosures.

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

(1) Represents cash consideration transferred of $172.50 per outstanding Reata common stock based on 38.3 million Reata shares outstanding at closing.
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

(In millions)	Amounts Recognized as of Acquisition Date (as adjusted) June 30, 2024
Cash and cash equivalents	$267.3
Accounts receivable	15.9
Inventory	1,259.0
Other current assets	53.6
Intangible assets:
Completed technology for SKYCLARYS (U.S.)	4,200.0
In-process research and development (omaveloxolone)	2,300.0
Priority review voucher	100.0
Other clinical programs	40.0
Operating lease assets	121.2
Accrued expense and other(1)	(106.4)
Debt payable	(159.9)
Contingent payable to Blackstone	(300.0)
Deferred tax liability(1)	(916.5)
Operating lease liabilities	(151.8)
Other assets and liabilities, net	(2.5)
Total identifiable net assets	6,719.9
Goodwill(1)	473.5
Total assets acquired and liabilities assumed	$7,193.4

(1) Includes measurement period adjustments recorded in the first quarter of 2024 that increased accrued expense and other by $4.9 million, deferred tax liability by $4.1 million and goodwill by $9.0 million.
Inventory: Total inventory acquired was approximately $1.3 billion, which reflects a step-up in the fair value of finished goods and work-in-process inventory for SKYCLARYS. The fair value was determined based on the estimated selling price of the inventory, less the remaining manufacturing and selling costs and a normal profit margin on those manufacturing and selling efforts. This fair value step-up adjustment is being amortized to cost of sales within our condensed consolidated statements of income as the inventory is sold, which is expected to be within approximately 3 years from the acquisition date. For the three and six months ended June 30, 2024, amortization from the fair value step-up adjustment was approximately $90.1 million and $134.2 million, respectively, which includes approximately $46.0 million of inventory used for clinical purposes rather than for commercial sale during the second quarter of 2024, and therefore reflected within research and development expense within our condensed consolidated statements of income.

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

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
Human Immunology Biosciences
On July 2, 2024, we completed the acquisition of all of the issued and outstanding shares of HI-Bio, a privately-held clinical-stage biotechnology company focused on targeted therapies for patients with severe immune-mediated diseases. HI-Bio's lead asset, felzartamab, an anti-CD38 antibody currently being evaluated for three leading indications, aMR, PMN and IgAN. Felzartamab has received Breakthrough Therapy Designation and Orphan Drug Designation from the FDA for development in the treatment of PMN and has received ODD in the treatment of antibody-mediated rejection in kidney transplant recipients. The acquisition of HI-Bio is expected to augment our pipeline and build on our expertise in immunology.
Under the terms of this acquisition, we made an upfront payment to HI-Bio of approximately $1.15 billion which was funded through available cash on hand. Additionally, we may pay up to $650.0 million in potential milestone payments to the former shareholders of HI-Bio. We expect this transaction to be accounted for as an acquisition of a business and recognized within our condensed consolidated financial statements during the third quarter of 2024.
In addition to lead program felzartamab, the HI-Bio pipeline acquired includes izastobart/HIB210, an anti-C5aR1 antibody currently in a Phase 1 trial, and the potential for continued development in a range of complement-mediated diseases.

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
For the three and six months ended June 30, 2024, we recognized gains of approximately $1.4 million and $7.5 million, respectively, to reflect the changes in fair value associated with the passage of time related to the second deferred payment due to us, which was received in April 2024.
For the three and six months ended June 30, 2023, we recognized gains of approximately $2.6 million and $13.7 million, respectively, to reflect the changes in fair value associated with changes in interest rates and the passage of time related to the first deferred payment due to us. Additionally, for the three and six months ended June 30, 2023, we recognized gains of approximately $3.6 million and $9.8 million, respectively, to reflect the changes in fair value associated with changes in interest rates and the passage of time related to the second deferred payment due to us. These changes were recorded in other (income) expense, net in our condensed consolidated statements of income.
For additional information on the sale of our equity interest in Samsung Bioepis, please read Note 3, Dispositions, to our consolidated financial statements included in our 2023 Form 10-K.
Sale of Priority Review Voucher
In April 2024 we completed the sale of our rare pediatric disease PRV, generated by the development associated with SPINRAZA, to a third party. In consideration for the PRV we received a cash payment of $103.0 million upon the closing of the PRV purchase, of which approximately $14.4 million is payable to Ionis. Our net portion of approximately $88.6 million was recognized in gain on sale of priority review voucher, net within our condensed consolidated statements of income for the three and six months ended June 30, 2024.

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
Total charges incurred from our 2023 cost saving initiatives are summarized as follows:

	For the Three Months Ended June 30,
	2024			2023
(In millions)	Severance Costs	Accelerated Depreciation and Other Costs	Total	Severance Costs	Accumulated Depreciation and Other Costs	Total
Selling, general and administrative	$—	$2.0	$2.0	$—	$11.5	$11.5
Research and development	—	2.2	2.2	—	0.5	0.5
Restructuring charges	6.3	—	6.3	17.8	16.5	34.3
Total charges	$6.3	$4.2	$10.5	$17.8	$28.5	$46.3

	For the Six Months Ended June 30,
	2024			2023
(In millions)	Severance Costs	Accelerated Depreciation	Total	Severance Costs	Accumulated Depreciation	Total
Selling, general and administrative	$—	$3.4	$3.4	$—	$11.5	$11.5
Research and development	—	7.1	7.1	—	0.5	0.5
Restructuring charges	15.6	—	15.6	24.9	16.5	41.4
Total charges	$15.6	$10.5	$26.1	$24.9	$28.5	$53.4
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
Total charges incurred from our Reata integration are summarized as follows:

	For the Three Months Ended June 30, 2024			For the Six Months Ended June 30, 2024
(In millions)	Severance Costs	Accelerated Depreciation and Other Costs	Total	Severance Costs	Accumulated Depreciation and Other Costs	Total
Selling, general and administrative	$—	$1.5	$1.5	$—	$3.3	$3.3
Research and development	—	3.3	3.3	—	6.0	6.0
Restructuring charges	0.3	—	0.3	2.5	—	2.5
Total charges	$0.3	$4.8	$5.1	$2.5	$9.3	$11.8

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
Charges and spending related to workforce reductions from our 2023 Fit for Growth program and Reata Integration are summarized as follows:

	Workforce Reductions
(In millions)	2024	2023
Restructuring reserve as of January 1	$75.4	$35.9
Expense	11.5	7.1
Payment	(42.2)	(15.6)
Foreign currency and other adjustments	0.8	0.6
Restructuring reserve as of March 31	45.5	28.0
Expense	6.6	17.8
Payment	(11.9)	(13.4)
Foreign currency and other adjustments	—	(0.1)
Restructuring reserve as of June 30	$40.2	$32.3

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

Note 5:	Revenue
Product Revenue
Revenue by product is summarized as follows:

	For the Three Months Ended June 30,
	2024			2023
(In millions)	United States	Rest of World	Total	United States	Rest of World	Total
Multiple Sclerosis:
TECFIDERA	$44.1	$208.1	$252.2	$66.5	$187.7	$254.2
VUMERITY	144.2	21.6	165.8	130.3	15.9	146.2
Total Fumarate	188.3	229.7	418.0	196.8	203.6	400.4
AVONEX	117.2	65.6	182.8	145.9	74.4	220.3
PLEGRIDY	28.2	39.9	68.1	34.1	48.0	82.1
Total Interferon	145.4	105.5	250.9	180.0	122.4	302.4
TYSABRI	248.7	213.5	462.2	259.9	223.2	483.1
FAMPYRA	—	18.7	18.7	—	23.4	23.4
Subtotal: Multiple Sclerosis	582.4	567.4	1,149.8	636.7	572.6	1,209.3

Rare Disease:
SPINRAZA	157.3	271.8	429.1	155.8	281.3	437.1
SKYCLARYS(1)	75.6	24.4	100.0	—	—	—
QALSODY(2)	4.6	0.4	5.0	0.9	—	0.9
Subtotal: Rare Disease	237.5	296.6	534.1	156.7	281.3	438.0

Biosimilars:
BENEPALI	—	117.3	117.3	—	109.2	109.2
IMRALDI	—	53.2	53.2	—	58.8	58.8
FLIXABI	—	13.1	13.1	—	20.1	20.1
BYOOVIZ(3)	10.3	3.4	13.7	7.0	—	7.0
TOFIDENCE(4)	0.8	—	0.8	—	—	—
Subtotal: Biosimilars	11.1	187.0	198.1	7.0	188.1	195.1

Other:
ZURZUVAE(5)	14.9	—	14.9	—	—	—
Other(6)	0.8	1.9	2.7	0.6	2.8	3.4
Subtotal: Other	15.7	1.9	17.6	0.6	2.8	3.4
Total product revenue, net	$846.7	$1,052.9	$1,899.6	$801.0	$1,044.8	$1,845.8

(1) SKYCLARYS was obtained as part of our acquisition of Reata in September 2023. SKYCLARYS became commercially available in the U.S. during the second quarter of 2023 and we began recognizing revenue from SKYCLARYS in the U.S. during the fourth quarter of 2023, subsequent to our acquisition. SKYCLARYS was approved and became commercially available in the E.U. during the first quarter of 2024.
(2) QALSODY became commercially available in the U.S. during the second quarter of 2023 and commercially available in the E.U. during the second quarter of 2024.
(3) BYOOVIZ became commercially available in certain international markets in 2023.
(4) TOFIDENCE became commercially available in the U.S. during the second quarter of 2024.
(5) ZURZUVAE became commercially available in the U.S. during the fourth quarter of 2023.
(6) Other includes FUMADERM and ADUHELM.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

	For the Six Months Ended June 30,
	2024			2023
(In millions)	United States	Rest of World	Total	United States	Rest of World	Total
Multiple Sclerosis:
TECFIDERA	$87.8	$418.7	$506.5	$141.2	$387.5	$528.7
VUMERITY	250.1	43.2	293.3	223.8	30.6	254.4
Total Fumarate	337.9	461.9	799.8	365.0	418.1	783.1
AVONEX	228.4	132.9	361.3	248.5	144.2	392.7
PLEGRIDY	56.8	76.4	133.2	64.0	91.3	155.3
Total Interferon	285.2	209.3	494.5	312.5	235.5	548.0
TYSABRI	462.5	431.0	893.5	505.3	450.6	955.9
FAMPYRA	—	37.9	37.9	—	47.5	47.5
Subtotal: Multiple Sclerosis	1,085.6	1,140.1	2,225.7	1,182.8	1,151.7	2,334.5

Rare Disease:
SPINRAZA	305.8	464.6	770.4	302.5	577.9	880.4
SKYCLARYS(1)	148.6	29.4	178.0	—	—	—
QALSODY(2)	9.0	0.6	9.6	0.9	—	0.9
Subtotal: Rare Disease	463.4	494.6	958.0	303.4	577.9	881.3

Biosimilars:
BENEPALI	—	236.0	236.0	—	218.2	218.2
IMRALDI	—	108.0	108.0	—	113.2	113.2
FLIXABI	—	30.9	30.9	—	40.5	40.5
BYOOVIZ(3)	14.0	5.3	19.3	15.2	0.4	15.6
TOFIDENCE(4)	0.8	—	0.8	—	—	—
Subtotal: Biosimilars	14.8	380.2	395.0	15.2	372.3	387.5

Other:
ZURZUVAE(5)	27.3	—	27.3	—	—	—
Other(6)	1.7	3.8	5.5	1.0	4.8	5.8
Subtotal: Other	29.0	3.8	32.8	1.0	4.8	5.8
Total product revenue, net	$1,592.8	$2,018.7	$3,611.5	$1,502.4	$2,106.7	$3,609.1

(1) SKYCLARYS was obtained as part of our acquisition of Reata in September 2023. SKYCLARYS became commercially available in the U.S. during the second quarter of 2023 and we began recognizing revenue from SKYCLARYS in the U.S. during the fourth quarter of 2023, subsequent to our acquisition. SKYCLARYS was approved and became commercially available in the E.U. during the first quarter of 2024.
(2) QALSODY became commercially available in the U.S. during the second quarter of 2023 and commercially available in the E.U. during the second quarter of 2024.
(3) BYOOVIZ became commercially available in certain international markets in 2023.
(4) TOFIDENCE became commercially available in the U.S. during the second quarter of 2024.
(5) ZURZUVAE became commercially available in the U.S. during the fourth quarter of 2023.
(6) Other includes FUMADERM and ADUHELM.
We recognized revenue from two wholesalers accounting for 25.4% and 12.3% of gross product revenue for the three months ended June 30, 2024, and 25.5% and 12.0% of gross product revenue for the six months ended June 30, 2024.
We recognized revenue from two wholesalers accounting for 27.0% and 9.3% of gross product revenue for the three months ended June 30, 2023, and 27.2% and 8.4% of gross product revenue for the six months ended June 30, 2023.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
An analysis of the change in reserves for discounts and allowances is summarized as follows:

(In millions)	Discounts	Contractual Adjustments	Returns	Total
Balance, December 31, 2023	$173.3	$857.1	$31.6	$1,062.0
Current provisions relating to sales in current year	399.3	1,355.2	10.6	1,765.1
Adjustments relating to prior years	5.6	(27.3)	12.7	(9.0)
Payments/credits relating to sales in current year	(260.1)	(797.8)	(0.3)	(1,058.2)
Payments/credits relating to sales in prior years	(155.8)	(477.0)	(11.1)	(643.9)
Balance, June 30, 2024	$162.3	$910.2	$43.5	$1,116.0
The total reserves above, which are included in our condensed consolidated balance sheets, are summarized as follows:

(In millions)	As of June 30, 2024	As of December 31, 2023
Reduction of accounts receivable	$151.5	$135.5
Component of accrued expense and other	964.5	926.5
Total revenue-related reserves	$1,116.0	$1,062.0
Revenue from Anti-CD20 Therapeutic Programs
Revenue from anti-CD20 therapeutic programs is summarized in the table below. For the purposes of this footnote, we refer to RITUXAN and RITUXAN HYCELA collectively as RITUXAN.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In millions)	2024	2023	2024	2023
Royalty revenue on sales of OCREVUS	$336.3	$325.5	$639.0	$609.1
Biogen’s share of pre-tax profits in the U.S. for RITUXAN, GAZYVA and LUNSUMIO	103.4	103.6	190.5	216.1
Other revenue from anti-CD20 therapeutic programs	4.8	4.3	9.0	7.7
Total revenue from anti-CD20 therapeutic programs	$444.5	$433.4	$838.5	$832.9
For additional information on our collaboration arrangements with Genentech, please read Note 19, Collaborative and Other Relationships, to these condensed consolidated financial statements.
Contract Manufacturing, Royalty and Other Revenue
Contract manufacturing, royalty and other revenue is summarized in the table below.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In millions)	2024	2023	2024	2023
Contract manufacturing revenue	$100.0	$183.1	$252.2	$490.0
Royalty and other revenue	20.8	(6.3)	53.2	(13.0)
Total contract manufacturing, royalty and other revenue	$120.8	$176.8	$305.4	$477.0
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
Royalty and Other Revenue
Royalty and other revenue primarily reflects royalty revenue on biosimilar products from our license arrangements with Samsung Bioepis and our 50.0% share of LEQEMBI product revenue, net and cost of sales, including royalties,

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
as we are not the principal, as well as royalties we receive from net sales on products related to patents that we have out-licensed.
For additional information on our license arrangements with Samsung Bioepis and our collaboration arrangements with Eisai, please read Note 19, Collaborative and Other Relationships, to these condensed consolidated financial statements.

Note 6:	Inventory
The components of inventory are summarized as follows:

(In millions)	As of June 30, 2024	As of December 31, 2023
Raw materials	$401.2	$426.9
Work in process	1,821.2	1,926.8
Finished goods	395.0	255.4
Total inventory	$2,617.4	$2,609.1

Balance Sheet Classification:
Inventory	$2,506.1	$2,527.4
Investments and other assets	111.3	81.7
Total inventory	$2,617.4	$2,609.1
We recorded approximately $1.3 billion of acquired inventory, which includes measurement period adjustments, related to SKYCLARYS as a result of our acquisition of Reata in September 2023. The fair value was determined based on the estimated selling price of the inventory, less the remaining manufacturing and selling costs and a normal profit margin on those manufacturing and selling efforts. This fair value step-up adjustment is being amortized to cost of sales within our condensed consolidated statements of income when the inventory is sold, which is expected to be within approximately 3 years from the acquisition date. For the three and six months ended June 30, 2024, amortization from the fair value step-up adjustment was approximately $90.1 million and $134.2 million, respectively, which includes approximately $46.0 million of inventory used for clinical purposes rather than for commercial sale during the second quarter of 2024, and therefore reflected within research and development expense within our condensed consolidated statements of income. For additional information on our acquisition of Reata, please read Note 2, Acquisitions, to these condensed consolidated financial statements.

Note 7:	Intangible Assets and Goodwill
Intangible Assets
Intangible assets, net of accumulated amortization, impairment charges and adjustments are summarized as follows:

		As of June 30, 2024			As of December 31, 2023
(In millions)	Estimated Life	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Completed technology:
Acquired and in-licensed rights and patents	2-22 years	$10,515.3	$(2,595.9)	$7,919.4	$8,180.2	$(2,440.7)	$5,739.5
Developed technology and other	13-31 years	3,548.6	(3,439.1)	109.5	3,548.6	(3,429.1)	119.5
Total completed technology		14,063.9	(6,035.0)	8,028.9	11,728.8	(5,869.8)	5,859.0
In-process research and development	Indefinite until commercialization	40.0	—	40.0	2,340.0	—	2,340.0
Priority review voucher	Indefinite	100.0	—	100.0	100.0	—	100.0
Trademarks and trade names	Indefinite	64.0	—	64.0	64.0	—	64.0
Total intangible assets		$14,267.9	$(6,035.0)	$8,232.9	$14,232.8	$(5,869.8)	$8,363.0

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
Amortization and Impairments
For the three and six months ended June 30, 2024, amortization and impairment of acquired intangible assets totaled $86.9 million and $165.2 million, respectively, compared to $52.9 million and $103.1 million, respectively, in the prior year comparative periods. The increases were primarily due to amortization for the Reata acquisition acquired intangible assets associated with SKYCLARYS. For the three and six months ended June 30, 2024 and 2023, we had no impairment charges.
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
For additional information on our acquisition of Reata, please read Note 2, Acquisitions, to these condensed consolidated financial statements.
Estimated Future Amortization of Intangible Assets
The estimated future amortization of finite-lived intangible assets for the next five years is expected to be as follows:

(In millions)	As of June 30, 2024
2024 (remaining six months)	$185.0
2025	565.0
2026	660.0
2027	680.0
2028	710.0
2029	720.0

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
Goodwill
The following table provides a roll forward of the changes in our goodwill balance:

(In millions)	As of June 30, 2024
Goodwill, December 31, 2023	$6,219.2
Goodwill resulting from Reata acquisition	9.0
Other	(0.8)
Goodwill, June 30, 2024	$6,227.4
For additional information on our acquisition of Reata, please read Note 2, Acquisitions, to these condensed consolidated financial statements.
As of June 30, 2024, we had no accumulated impairment losses related to goodwill. Other includes adjustments related to foreign currency exchange rate fluctuations.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

Note 8:	Fair Value Measurements
The tables below present information about our assets and liabilities that are regularly measured and carried at fair value and indicate the level within the fair value hierarchy of the valuation techniques we utilized to determine such fair value:

	Fair Value Measurements on a Recurring Basis
	As of June 30, 2024
(In millions)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$1,449.7	$—	$1,449.7	$—
Marketable equity securities	302.7	302.7	—	—
Other current assets:
Derivative contracts	23.4	—	23.4	—
Other non-current assets:
Plan assets for deferred compensation	38.5	—	38.5	—
Derivative contracts	1.8	—	1.8	—
Total	$1,816.1	$302.7	$1,513.4	$—
Liabilities:
Derivative contracts	$18.6	$—	$18.6	$—
Total	$18.6	$—	$18.6	$—

	Fair Value Measurements on a Recurring Basis
	As of December 31, 2023
(In millions)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$610.7	$—	$610.7	$—
Marketable equity securities	416.8	416.8	—	—
Other current assets:
Receivable from Samsung BioLogics(1)	430.0	—	—	430.0
Derivative contracts	11.9	—	11.9	—
Other non-current assets:
Plan assets for deferred compensation	37.5	—	37.5	—
Total	$1,506.9	$416.8	$660.1	$430.0
Liabilities:
Derivative contracts	$31.6	$—	$31.6	$—
Total	$31.6	$—	$31.6	$—

(1) Represents the fair value of the second deferred payment due from Samsung BioLogics as a result of the sale of our 49.9% equity interest in Samsung Bioepis to Samsung BioLogics during the second quarter of 2022, for which we elected the fair value option. For additional information on the sale of our equity interest in Samsung Bioepis, please read Note 3, Dispositions, to these condensed consolidated financial statements.
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
There have been no material impairments of our assets measured and carried at fair value as of June 30, 2024 and December 31, 2023. In addition, there have been no changes to our valuation techniques as of June 30, 2024 and December 31, 2023.
For a description of our validation procedures related to prices provided by third-party pricing services and our option pricing valuation model, please read Note 1, Summary of Significant Accounting Policies - Fair Value Measurements, to our consolidated financial statements included in our 2023 Form 10-K.
Level 3 Assets and Liabilities Held at Fair Value
There were no transfers of assets or liabilities into or out of Level 3 as of June 30, 2024 and December 31, 2023.
Financial Instruments Not Carried at Fair Value
Other Financial Instruments
Due to the short-term nature of certain financial instruments, the carrying value reflected in our condensed consolidated balance sheets for current accounts receivable, due from anti-CD20 therapeutic programs, other current assets, accounts payable and accrued expense and other, approximates fair value.
Debt Instruments
The fair and carrying values of our debt instruments, which are Level 2 liabilities, are summarized as follows:

	As of June 30, 2024		As of December 31, 2023
(In millions)	Fair Value	Carrying Value	Fair Value	Carrying Value
Current portion:
2023 Term Loan 364-day tranche	$—	$—	$150.0	$150.0
Current portion of notes payable and term loan	—	—	150.0	150.0

Non-current portion:
2023 Term Loan three-year tranche	—	—	500.0	500.0
4.050% Senior Notes due September 15, 2025	1,718.7	1,747.6	1,721.5	1,746.6
2.250% Senior Notes due May 1, 2030	1,275.9	1,494.3	1,279.3	1,493.8
5.200% Senior Notes due September 15, 2045	1,018.8	1,100.8	1,089.7	1,100.7
3.150% Senior Notes due May 1, 2050	969.3	1,474.7	1,049.0	1,474.3
3.250% Senior Notes due February 15, 2051	466.2	474.6	498.2	472.8
Non-current portion of notes payable and term loan	5,448.9	6,292.0	6,137.7	6,788.2
Total notes payable and term loan	$5,448.9	$6,292.0	$6,287.7	$6,938.2
In connection with our acquisition of Reata we drew $1.0 billion from our 2023 Term Loan, comprised of a $500.0 million floating rate 364-day tranche and a $500.0 million floating rate three-year tranche. As of June 30, 2024, our 2023 Term Loan was repaid in full. For additional information on our 2023 Term Loan, please read Note 13, Indebtedness, to these condensed consolidated financial statements.
The fair values of each of our series of Senior Notes were determined through market, observable and corroborated sources. The changes in the fair values of our Senior Notes as of June 30, 2024, compared to December 31, 2023, are primarily related to increases in U.S. treasury yields partially offset by a decrease in credit spreads used to value our Senior Notes since December 31, 2023. For additional information related to our Senior Notes, please read Note 13, Indebtedness, to our consolidated financial statements included in our 2023 Form 10-K.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

Note 9:	Financial Instruments
The following table summarizes our financial assets with maturities of less than 90 days from the date of purchase included in cash and cash equivalents in our condensed consolidated balance sheets:

(In millions)	As of June 30, 2024	As of December 31, 2023
Money market funds	$1,449.7	$610.7
Total	$1,449.7	$610.7
The carrying value of our money market funds approximates fair value due to their short-term maturities.
Our marketable equity securities gains (losses) are recorded in other (income) expense, net in our condensed consolidated statements of income. The following tables summarize our marketable equity securities, classified as available-for-sale:

	As of June 30, 2024
(In millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable equity securities
Marketable equity securities, non-current	$800.2	$—	$(497.5)	$302.7
Total marketable equity securities	$800.2	$—	$(497.5)	$302.7

	As of December 31, 2023
(In millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable equity securities
Marketable equity securities, current	$31.6	$—	$(21.0)	$10.6
Marketable equity securities, non-current	948.3	—	(542.1)	406.2
Total marketable equity securities	$979.9	$—	$(563.1)	$416.8
Proceeds from Marketable Debt Securities
The proceeds from maturities and sales of marketable debt securities and resulting realized gains and losses are summarized as follows:

(In millions)	For the Three Months Ended June 30, 2023	For the Six Months Ended June 30, 2023
Proceeds from maturities and sales	$1,275.5	$1,682.2
Realized gains	0.3	0.4
Realized losses	1.4	2.1
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
As of June 30, 2024, our strategic investment portfolio was comprised of investments totaling $352.3 million which are included in investments and other assets in our condensed consolidated balance sheets. As of December 31,

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
2023, our strategic investment portfolio was comprised of investments totaling $460.7 million which are included in other current assets and investments and other assets within our condensed consolidated balance sheets.
The decrease in our strategic investment portfolio as of June 30, 2024, was primarily due to the decrease in the fair value of our investment in Sage common stock as well as the sale of a portion of our Denali and Sangamo common stock during 2024.
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
Foreign currency forward contracts and foreign currency options in effect as of June 30, 2024 and December 31, 2023, had durations of 1 to 15 months and 1 to 12 months, respectively. These contracts have been designated as cash flow hedges and unrealized gains and losses on the portion of these foreign currency forward contracts and foreign currency options that are included in the effectiveness test are reported in AOCI. Realized gains and losses of such contracts and options are recognized in revenue when the sale of product in the currency being hedged is recognized and in operating expense when the expense in the currency being hedged is recorded. We recognize all cash flow hedge reclassifications from AOCI and fair value changes of excluded portions in the same line item in our condensed consolidated statements of income that have been impacted by the hedged item.
The notional amount of foreign currency forward contracts and foreign currency options that were entered into to hedge forecasted revenue and operating expense is summarized as follows:

	Notional Amount
(In millions)	As of June 30, 2024	As of December 31, 2023
Euro	$1,420.3	$1,169.0
British pound	69.6	—
Swiss franc	142.4	—
Canadian dollar	26.2	—
Total foreign currency forward contracts and options	$1,658.5	$1,169.0
The pre-tax portion of the fair value of these foreign currency forward contracts and foreign currency options that were included in AOCI in total equity is summarized as follows:

(In millions)	As of June 30, 2024	As of December 31, 2023
Unrealized gains	$12.9	$—
Unrealized (losses)	(9.5)	(34.8)
Net unrealized gains (losses)	$3.4	$(34.8)
We expect the net unrealized gains of approximately $3.4 million to be settled over the next 15 months, of which approximately $1.9 million of these net unrealized gains are expected to be settled over the next 12 months, with any amounts in AOCI to be reported as an adjustment to revenue or operating expense. We consider the impact of our and our counterparties’ credit risk on the fair value of the contracts as well as the ability of each party to execute its contractual obligations. As of June 30, 2024 and December 31, 2023, credit risk did not materially change the fair value of our foreign currency forward contracts and forward currency options.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
The following tables summarize the effect of foreign currency forward contracts and forward currency options designated as hedging instruments in our condensed consolidated statements of income:

For the Three Months Ended June 30,
Net Gains/(Losses) Reclassified from AOCI into Operating Income			Net Gains/(Losses) Excluded from Effectiveness Testing and Recognized in Operating Income
Location	2024	2023	Location	2024	2023
Revenue	$7.6	$2.4	Revenue	$0.9	$(1.0)
Operating expense	(4.9)	1.4	Operating expense	(0.7)	(0.8)

For the Six Months Ended June 30,
Net Gains/(Losses) Reclassified from AOCI into Operating Income			Net Gains/(Losses) Excluded from Effectiveness Testing and Recognized in Operating Income
Location	2024	2023	Location	2024	2023
Revenue	$10.5	$20.0	Revenue	$1.1	$0.6
Operating expense	(7.0)	0.9	Operating expense	(1.9)	(2.9)
Foreign Currency Forward Contracts - Other Derivative Instruments
We also enter into other foreign currency forward contracts, usually with durations of one month or less, to mitigate the foreign currency risk related to certain balance sheet positions. We have not elected hedge accounting for these transactions.
The aggregate notional amount of these outstanding foreign currency forward contracts was $1,199.3 million and $1,301.5 million as of June 30, 2024 and December 31, 2023, respectively. Net losses of $5.7 million and $30.0 million related to these contracts were recorded as a component of other (income) expense, net for the three and six months ended June 30, 2024, respectively, compared to net losses of $7.2 million and $5.4 million, respectively, in the prior year comparative periods.
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
The following table summarizes the fair value and presentation in our condensed consolidated balance sheets of our outstanding derivative instruments, including those designated as hedging instruments:

(In millions)	Balance Sheet Location	As of June 30, 2024	As of December 31, 2023
Cash Flow Hedging Instruments:
Asset derivative instruments	Other current assets	$17.6	$0.3
	Investments and other assets	1.8	—
Liability derivative instruments	Accrued expense and other	8.3	26.5

Other Derivative Instruments:
Asset derivative instruments	Other current assets	5.8	11.6
Liability derivative instruments	Accrued expense and other	10.3	5.1

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

Note 11:	Property, Plant and Equipment
Property, plant and equipment are recorded at historical cost, net of accumulated depreciation. Accumulated depreciation on property, plant and equipment was $2,537.4 million and $2,402.5 million as of June 30, 2024 and December 31, 2023, respectively. For the three and six months ended June 30, 2024, depreciation expense totaled $71.9 million and $141.2 million, respectively, compared to $64.5 million and $126.6 million, respectively, in the prior year comparative periods.
Solothurn, Switzerland Manufacturing Facility
In order to support our future growth and drug development pipeline, we built a large-scale biologics manufacturing facility in Solothurn, Switzerland. This facility includes 393,000 square feet related to a large-scale biologics manufacturing facility, 290,000 square feet of warehouse, utilities and support space and 51,000 square feet of administrative space. As of December 31, 2023, we had approximately $728.8 million capitalized as construction in progress related to this facility. In the second quarter of 2021 a portion of this facility (the first manufacturing suite) received a GMP multi-product license from the SWISSMEDIC and was placed into service. The second manufacturing suite, which was also licensed to operate by the SWISSMEDIC, became operational in the first quarter of 2024, resulting in approximately $717.3 million of fixed assets being placed into service. Solothurn has been approved for the manufacture of LEQEMBI by the FDA.

Note 12:	Leases
6100 Legacy Drive Lease
In connection with our acquisition of Reata in September 2023 we assumed responsibility for a single-tenant, build-to-suit building of approximately 327,400 square feet of office and laboratory space located in Plano, Texas, with an initial lease term of 16 years. We recorded a lease liability of approximately $151.8 million, which represents the net present value of rental expense over the remaining lease term of approximately 15 years, with a corresponding right-of-use asset of approximately $121.2 million, which represents our estimate of the fair value for a market participant of the current rental market in the Dallas, Texas area. Included in our estimate of the market rental rate is the value of any leasehold improvements or tenant allowances related to the building. We do not intend to occupy this building and are evaluating opportunities to sublease the property.
For additional information on our acquisition of Reata, please read Note 2, Acquisitions, to these condensed consolidated financial statements.

Note 13:	Indebtedness
2023 Term Loan Credit Agreement
In connection with our acquisition of Reata in September 2023 we entered into a $1.5 billion term loan credit agreement (2023 Term Loan). On the closing date of the Reata acquisition we drew $1.0 billion from the 2023 Term Loan, comprised of a $500.0 million floating rate 364-day tranche and a $500.0 million floating rate three-year tranche. The remaining unused commitment of $500.0 million was terminated. As of December 31, 2023, we repaid $350.0 million of the 364--day tranche. The remaining $150.0 million portion of the 364-day tranche was repaid during the first quarter of 2024.
Additionally, during the first quarter of 2024 we repaid $250.0 million of the three-year tranche, with the remaining $250.0 million portion of the three-year tranche being subsequently repaid during the second quarter of 2024. As of June 30, 2024, the 2023 Term Loan was paid in full. For additional information on our acquisition of Reata, please read Note 2, Acquisitions, to these condensed consolidated financial statements.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

Note 14:	Equity
Share Repurchases
In October 2020 our Board of Directors authorized our 2020 Share Repurchase Program, which is a program to repurchase up to $5.0 billion of our common stock. Our 2020 Share Repurchase Program does not have an expiration date. All shares repurchased under our 2020 Share Repurchase Program were retired. There were no share repurchases of our common stock during the three and six months ended June 30, 2024 and 2023. Approximately $2.1 billion remained available under our 2020 Share Repurchase Program as of June 30, 2024.
Accumulated Other Comprehensive Income (Loss)
The following tables summarize the changes in AOCI, net of tax by component:

	For the Three Months Ended June 30, 2024
(In millions)	Unrealized Gains (Losses) on Cash Flow Hedges, Net of Tax	Unrealized Gains (Losses) on Pension Benefit Obligation, Net of Tax	Currency Translation Adjustments	Total
Balance, March 31, 2024	$(10.3)	$(2.7)	$(147.5)	$(160.5)
Other comprehensive income (loss) before reclassifications	22.3	—	(5.6)	16.7
Amounts reclassified from AOCI	(2.2)	—	—	(2.2)
Net current period other comprehensive income (loss)	20.1	—	(5.6)	14.5
Balance, June 30, 2024	$9.8	$(2.7)	$(153.1)	$(146.0)

	For the Six Months Ended June 30, 2024
	Unrealized Gains (Losses) on Cash Flow Hedges, Net of Tax	Unrealized Gains (Losses) on Pension Benefit Obligation, Net of Tax	Currency Translation Adjustments	Total
Balance, December 31, 2023	$(25.0)	$(2.6)	$(126.1)	$(153.7)
Other comprehensive income (loss) before reclassifications	37.7	(0.1)	(27.0)	10.6
Amounts reclassified from AOCI	(2.9)	—	—	(2.9)
Net current period other comprehensive income (loss)	34.8	(0.1)	(27.0)	7.7
Balance, June 30, 2024	$9.8	$(2.7)	$(153.1)	$(146.0)

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

	For the Three Months Ended June 30, 2023
(In millions)	Unrealized Gains (Losses) on Securities Available for Sale, Net of Tax	Unrealized Gains (Losses) on Cash Flow Hedges, Net of Tax	Unrealized Gains (Losses) on Pension Benefit Obligation, Net of Tax	Currency Translation Adjustments	Total
Balance, March 31, 2023	$(10.0)	$(20.3)	$(0.6)	$(141.1)	$(172.0)
Other comprehensive income (loss) before reclassifications	(5.5)	10.2	0.2	(3.4)	1.5
Amounts reclassified from AOCI	1.0	(3.3)	—	—	(2.3)
Net current period other comprehensive income (loss)	(4.5)	6.9	0.2	(3.4)	(0.8)
Balance, June 30, 2023	$(14.5)	$(13.4)	$(0.4)	$(144.5)	$(172.8)

	For the Six Months Ended June 30, 2023
(In millions)	Unrealized Gains (Losses) on Securities Available for Sale, Net of Tax	Unrealized Gains (Losses) on Cash Flow Hedges, Net of Tax	Unrealized Gains (Losses) on Pension Benefit Obligation, Net of Tax	Currency Translation Adjustments	Total
Balance, December 31, 2022	$(15.7)	$15.1	$(1.1)	$(163.2)	$(164.9)
Other comprehensive income (loss) before reclassifications	(0.2)	(10.1)	0.7	18.7	9.1
Amounts reclassified from AOCI	1.4	(18.4)	—	—	(17.0)
Net current period other comprehensive income (loss)	1.2	(28.5)	0.7	18.7	(7.9)
Balance, June 30, 2023	$(14.5)	$(13.4)	$(0.4)	$(144.5)	$(172.8)
The following table summarizes the amounts reclassified from AOCI:

(In millions)	Amounts Reclassified from AOCI				Income Statement Location
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Gains (losses) on securities available for sale	$—	$(1.3)	$—	$(1.8)	Other (income) expense
	—	0.3	—	0.4	Income tax (benefit) expense

Gains (losses) on cash flow hedges	7.6	2.4	10.5	20.0	Revenue
	(4.9)	1.4	(7.0)	0.9	Operating expense
	(0.2)	(0.1)	(0.1)	(0.2)	Other (income) expense
	(0.3)	(0.4)	(0.5)	(2.3)	Income tax (benefit) expense
Total reclassifications, net of tax	$2.2	$2.3	$2.9	$17.0

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

Note 15:	Earnings per Share
Basic and diluted shares outstanding used in our earnings per share calculation are calculated as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In millions)	2024	2023	2024	2023
Numerator:
Net income attributable to Biogen Inc.	$583.6	$591.6	$977.0	$979.5
Denominator:
Weighted average number of common shares outstanding	145.6	144.7	145.4	144.6
Effect of dilutive securities:
Time-vested restricted stock units	0.2	0.7	0.4	0.7
Performance stock units settled in stock	0.1	0.1	0.1	0.1
Dilutive potential common shares	0.3	0.8	0.5	0.8
Shares used in calculating diluted earnings per share	145.9	145.5	145.9	145.4
Amounts excluded from the calculation of net income per diluted share because their effects were anti-dilutive were insignificant.

Note 16:	Share-Based Payments
Share-based Compensation Expense
The following table summarizes share-based compensation expense included in our condensed consolidated statements of income:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In millions)	2024	2023	2024	2023
Research and development	$27.3	$27.9	$54.7	$59.2
Selling, general and administrative	45.6	48.4	89.6	98.5
Subtotal	72.9	76.3	144.3	157.7
Capitalized share-based compensation costs	(2.3)	(2.6)	(5.6)	(5.9)
Share-based compensation expense included in total cost and expense	70.6	73.7	138.7	151.8
Income tax effect	(13.4)	(13.3)	(26.3)	(28.0)
Share-based compensation expense included in net income attributable to Biogen Inc.	$57.2	$60.4	$112.4	$123.8

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
The following table summarizes share-based compensation expense associated with each of our share-based compensation programs:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In millions)	2024	2023	2024	2023
Time-vested restricted stock units	$58.3	$59.9	$115.6	$121.6
Performance stock units settled in stock	11.7	9.8	22.2	19.3
Employee stock purchase plan	1.8	2.1	6.3	6.8
Performance stock units settled in cash	0.1	2.2	(2.0)	4.7
Stock options	0.9	1.0	1.8	1.8
Market stock units	0.1	1.3	0.4	3.5
Subtotal	72.9	76.3	144.3	157.7
Capitalized share-based compensation costs	(2.3)	(2.6)	(5.6)	(5.9)
Share-based compensation expense included in total cost and expense	$70.6	$73.7	$138.7	$151.8
We estimate the fair value of our obligations associated with our performance stock units settled in cash at the end of each reporting period through expected settlement. Cumulative adjustments to these obligations are recognized each quarter to reflect changes in the stock price and estimated outcome of the performance-related conditions.
2024 Omnibus Equity Plan
In June 2024 our shareholders approved the 2024 Omnibus Equity Plan for share-based awards to our prospective and current employees, non-employee directors, officers or consultants. Awards granted from the 2024 Omnibus Equity Plan may include stock options, shares of restricted stock, restricted stock units, performance shares, stock appreciation rights and other awards in such amounts and with such terms and conditions as may be determined by a committee of our Board of Directors, subject to the provisions of the plan. Shares of common stock available for grant under the 2024 Omnibus Equity Plan consist of 3.7 million shares reserved for this purpose, plus shares of common stock that remained available for grant under our 2017 Omnibus Equity Plan (including shares available by reason of a predecessor plan) on the date that our shareholders approved the 2024 Omnibus Equity Plan, plus shares that were subject to awards under the 2017 Omnibus Equity Plan (including shares available by reason of a predecessor plan) that remain unissued upon the cancellation, surrender, exchange, termination or forfeiture of such awards. The 2024 Omnibus Equity Plan provides that awards other than stock options and stock appreciation rights will be counted against the total number of shares available under the plan in a 1.5-to-1 ratio.
We have not made any awards pursuant to the 2017 Omnibus Equity Plan or the Directors Plan since our shareholders approved the 2024 Omnibus Equity Plan, and do not intend to make any awards pursuant to the 2017 Omnibus Equity Plan or the Directors Plan in the future, except that unused shares under the 2017 Omnibus Equity Plan have been carried over for use under the 2024 Omnibus Equity Plan. Awards outstanding under the 2017 Omnibus Equity Plan and the Directors Plan as of the date our shareholders approved the 2024 Omnibus Equity Plan will remain outstanding and subject to the terms and conditions of the 2017 Omnibus Equity Plan and the Directors Plan, as applicable, and the relevant award agreements.
2024 Employee Stock Purchase Plan
In June 2024 our shareholders approved the 2024 ESPP. The 2024 ESPP, which became effective on July 1, 2024, replaced the 2015 ESPP, which expired on June 30, 2024. The maximum number of shares of our common stock that may be purchased under the 2024 ESPP is 2.5 million.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

Note 17:	Income Taxes
Tax Rate
A reconciliation between the U.S. federal statutory tax rate and our effective tax rate is summarized as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Statutory rate	21.0%	21.0%	21.0%	21.0%
State taxes	1.4	1.2	1.4	1.2
Taxes on foreign earnings	(6.2)	(4.7)	(5.2)	(5.0)
Tax credits	(1.6)	(2.0)	(2.0)	(3.7)
Purchased inventory valuation step-up and intangible assets	1.6	0.3	1.5	0.3
GILTI	(0.9)	0.2	(1.6)	0.3
Other, including permanent items	1.2	0.2	0.9	0.3
Effective tax rate	16.5%	16.2%	16.0%	14.4%
Changes in Tax Rate
For the three and six months ended June 30, 2024, compared to the same periods in 2023, the changes in our effective tax rates include the impact of changes in jurisdictional profit mix, including non-cash tax effects of changes in the value of our equity investments.
The increase in our effective tax rate for the six months ended June 30, 2024, also reflects the resolution of an uncertain tax matter during the first quarter of 2023 related to tax credits.
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

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

Note 18:	Other Consolidated Financial Statement Detail
Other (Income) Expense, Net
Components of other (income) expense, net, are summarized as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In millions)	2024	2023	2024	2023
Interest income	$(20.1)	$(75.9)	$(37.5)	$(156.8)
Interest expense	61.3	49.1	130.5	111.6
(Gains) losses on investments, net	30.7	(105.4)	61.3	(27.7)
Foreign exchange (gains) losses, net	11.3	8.7	20.7	19.4
Other, net	2.0	2.3	3.9	1.7
Total other (income) expense, net	$85.2	$(121.2)	$178.9	$(51.8)
The (gains) losses on investments, net, as reflected in the table above, relate to debt securities, equity securities of certain biotechnology companies, venture capital funds where the underlying investments are in equity securities of certain biotechnology companies and non-marketable equity securities.
The following table summarizes our (gains) losses on investments, net that relate to our equity securities held during the following periods:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In millions)	2024	2023	2024	2023
Net (gains) losses recognized on equity securities	$30.4	$(106.5)	$61.0	$(28.4)
Less: Net (gains) losses realized on equity securities	0.6	(0.7)	5.5	0.9
Net unrealized (gains) losses recognized on equity securities	$29.8	$(105.8)	$55.5	$(29.3)
The net unrealized losses recognized during the three months ended June 30, 2024, primarily reflect a decrease in the aggregate fair value of our investments in Sage and Sangamo common stock of approximately $51.4 million, partially offset by an increase in the fair value of Denali common stock of approximately $27.0 million.
The net unrealized gains recognized during the three months ended June 30, 2023, primarily reflect an increase in the aggregate fair value of our investments in Denali and Sage common stock of approximately $117.7 million, partially offset by a decrease in the fair value of Sangamo common stock of approximately $10.9 million.
The net unrealized losses recognized during the six months ended June 30, 2024, primarily reflect a decrease in the aggregate fair value of our investments in Sage and Sangamo common stock of approximately $68.3 million, partially offset by an increase in the fair value of Denali common stock of approximately $17.6 million.
The net unrealized gains recognized during the six months ended June 30, 2023, primarily reflect an increase in the aggregate fair value of our investments in Denali and Sage common stock of approximately $78.0 million, partially offset by a decrease in the fair value of Sangamo and Ionis common stock of approximately $47.4 million.
Accrued Expense and Other
Accrued expense and other consists of the following:

(In millions)	As of June 30, 2024	As of December 31, 2023
Revenue-related reserves for discounts and allowances	$964.5	$926.5
Employee compensation and benefits	228.3	335.1
Collaboration expense	319.4	214.6
Royalties and licensing fees	193.0	191.5
Reata related accrued expense	77.4	117.5
Other	689.5	838.4
Total accrued expense and other	$2,472.1	$2,623.6

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
Other Long-term Liabilities
Other long-term liabilities were $556.7 million and $781.1 million as of June 30, 2024 and December 31, 2023, respectively, and included accrued income taxes totaling $191.7 million and $403.2 million, respectively.

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

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
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
In July 2023 the FDA granted traditional approval of LEQEMBI. Prior to receiving traditional approval, LEQEMBI had been granted accelerated approval by the FDA in January 2023, at which time it became commercially available in the U.S. Outside of the U.S., LEQEMBI is now approved in Japan (September 2023), China (January 2024), South Korea (May 2024), Hong Kong (July 2024) and Israel (July 2024).
Upon commercialization of LEQEMBI in the U.S., we began recognizing our 50.0% share of LEQEMBI product revenue, net and cost of sales, including royalties, within other revenue in our condensed consolidated statements of income, as we are not the principal.
Our share of LEQEMBI sales and marketing expense and development expense are recorded within selling, general and administrative expense and research and development expense, respectively, within our condensed consolidated statements of income.
A summary of development and sales and marketing expense related to the LEQEMBI Collaboration is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In millions)	2024	2023	2024	2023
Total development expense incurred by the collaboration related to the advancement of LEQEMBI	$90.6	$86.2	$177.9	$194.1
Biogen's share of the LEQEMBI Collaboration development expense reflected in research and development expense in our condensed consolidated statements of income	45.4	43.0	89.0	97.0
Total sales and marketing expense incurred by the LEQEMBI Collaboration	137.7	17.1	311.6	27.6
Biogen's share of the LEQEMBI Collaboration sales and marketing expense reflected in selling, general and administrative expense in our condensed consolidated statements of income	68.9	8.5	155.8	13.8
Amounts receivable from Eisai related to the agreements discussed above were approximately $10.3 million and $1.4 million as of June 30, 2024 and December 31, 2023, respectively. Amounts payable to Eisai related to the agreements discussed above were $171.8 million and $118.4 million as of June 30, 2024 and December 31, 2023, respectively.
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
A summary of development expense related to the UCB collaboration agreement is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In millions)	2024	2023	2024	2023
Total UCB collaboration development expense	$16.5	$14.3	$33.1	$32.6
Biogen's share of UCB collaboration development expense reflected in research and development expense in our condensed consolidated statements of income	8.3	7.1	16.6	16.3
Sage Therapeutics, Inc.
In November 2020 we entered into a global collaboration and license agreement with Sage to jointly develop and commercialize ZURZUVAE (zuranolone) for the treatment of PPD and potential treatment of MDD and BIIB124 (SAGE-324) for the potential treatment of essential tremor with potential in other neurological conditions such as epilepsy. In July 2024 we and Sage announced that the Phase 2 KINETIC 2 dose-range study of BIIB124 did not meet its endpoints. Based on these results, we discontinued our further development of BIIB124 for the potential treatment in essential tremor.
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
For the three and six months ended June 30, 2024, we recognized net profit-sharing expense of approximately $6.5 million and $11.5 million, respectively, to reflect Sage's 50.0% share of net collaboration results in the U.S. for ZURZUVAE for PPD, which is recognized in collaboration profit sharing/(loss reimbursement) in our condensed consolidated statements of income.
A summary of development and sales and marketing expense related to the Sage collaboration is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In millions)	2024	2023	2024	2023
Total Sage collaboration development expense	$9.6	$52.1	$21.2	$86.9
Biogen's share of Sage collaboration development expense reflected in research and development expense in our condensed consolidated statements of income	4.8	26.1	10.6	43.5
Total sales and marketing expense incurred by the Sage collaboration	26.9	60.1	54.5	98.3
Biogen's share of Sage collaboration sales and marketing expense reflected in selling, general and administrative expense and collaboration profit sharing/(loss reimbursement) in our condensed consolidated statements of income	13.5	30.0	27.3	49.1
Denali Therapeutics Inc.
In August 2020 we entered into a collaboration and license agreement with Denali to co-develop and co-commercialize Denali's small molecule inhibitors of LRRK2 for Parkinson's disease (LRRK2 Collaboration) and also entered into a separate agreement to obtain an exclusive option to license two preclinical programs from Denali's Transport Vehicle platform, including its ATV-enabled anti-amyloid beta program and a second program utilizing its

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
Transport Vehicle technology. In July 2024 we terminated our license with Denali for the ATV-enabled anti-amyloid beta program. This termination also results in the termination of the exclusive option agreement, as discussed above.
Under the LRRK2 Collaboration, both companies share responsibility and costs for global development based on specified percentages as well as profits and losses for commercialization in the U.S. and China. Outside the U.S. and China we are responsible for commercialization and may pay Denali potential tiered royalties.
A summary of development expense related to the Denali collaboration is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In millions)	2024	2023	2024	2023
Total Denali collaboration development expense	$15.4	$22.1	$29.6	$38.7
Biogen's share of Denali collaboration development expense reflected in research and development expense in our condensed consolidated statements of income	9.3	13.2	17.8	23.2
Other Research and Discovery Arrangements
These arrangements may include the potential for future milestone payments based on the achievement of certain clinical and commercial development payable over a period of several years.
Other
For the three and six months ended June 30, 2024, we recorded approximately $8.5 million and $16.0 million, respectively, as research and development expense in our condensed consolidated statements of income related to other research and discovery related arrangements, compared to $2.6 million and $2.8 million, respectively, in the prior year comparative periods.
Samsung Bioepis Co., Ltd.
2019 Development and Commercialization Agreement
In December 2019 we completed a transaction with Samsung Bioepis and secured the exclusive rights to commercialize two potential ophthalmology biosimilar products, BYOOVIZ (ranibizumab-nuna), a ranibizumab biosimilar referencing LUCENTIS, and OPUVIZ, an aflibercept biosimilar referencing EYLEA, in major markets worldwide, including the U.S., Canada, Europe, Japan and Australia. Samsung Bioepis will be responsible for development and will supply both products to us at a pre-specified gross margin of approximately 45.0%.
During the second quarter of 2024 we accrued a $15.0 million milestone upon the FDA approval of OPUVIZ in the U.S., which was recognized in intangible assets, net in our condensed consolidated balance sheets. We may also pay Samsung Bioepis up to approximately $165.0 million in additional development, regulatory and sales-based milestones. The timing of the commercial launch of OPUVIZ in the U.S. is subject to ongoing litigation involving our collaborator, Samsung Bioepis, in which the court has entered a preliminary injunction against us and Samsung Bioepis restraining the offer for sale or sale of OPUVIZ in the U.S.
We also acquired an option to extend the term of our 2013 commercial agreement for BENEPALI, IMRALDI and FLIXABI by an additional five years, subject to payment of an option exercise fee of $60.0 million by August 2024, and obtained an option to acquire exclusive rights to commercialize these products in China.
In July 2024 we exercised our option to extend the term of our 2013 commercial agreement for BENEPALI, IMRALDI and FLIXABI by an additional five years. In connection with this exercise, we paid Samsung Bioepis an option exercise fee of $60.0 million in July 2024.
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
We share 50.0% of the profit or loss related to our commercial agreement with Samsung Bioepis, which is recognized in collaboration profit sharing/(loss reimbursement) in our condensed consolidated statements of

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
income. For the three and six months ended June 30, 2024, we recognized net profit-sharing expense of approximately $55.9 million and $116.5 million, respectively, to reflect Samsung Bioepis' 50.0% sharing of the net collaboration profits, compared to a net profit-sharing expense of $56.9 million and $114.0 million, respectively, in the prior year comparative periods.
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
Amounts receivable from Samsung Bioepis related to the agreements discussed above were $19.0 million and $9.9 million as of June 30, 2024 and December 31, 2023, respectively. Amounts payable to Samsung Bioepis related to the agreements discussed above were $93.6 million and $73.7 million as of June 30, 2024 and December 31, 2023, respectively.
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
As of June 30, 2024 and December 31, 2023, the carrying value of our investments in certain biotechnology companies representing potential unconsolidated variable interest entities totaled $22.8 million and $16.4 million, respectively. Our maximum exposure to loss related to these variable interest entities is limited to the carrying value of our investments.
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
Loss Contingencies
Securities Litigation
We and certain current and former officers are defendants in three securities actions, one filed by Nadia Shash and Amjad Khan in November 2020 in the District Court and related to ADUHELM, one filed by the Oklahoma Firefighters Pension and Retirement System in February 2022 in the District Court and related to ADUHELM and one filed by Thomas Allen Gray in the U.S. District Court for the District of Colorado related to statements about our compliance controls, 2023 earnings guidance and other matters. All allege violations of federal securities laws under 15 U.S.C. §78j(b) and §78t(a) and 17 C.F.R. §240.10b-5 and seek declarations of the actions as class actions and monetary relief.
Derivative Actions
We and members of the Board of Directors are named as defendants in three derivative actions, one filed by The Booth Family Trust in February 2022 in the District Court, one filed by Elaine Wang in July 2022 in the District Court and one filed by Jonathan Blaufarb in July 2024 in the U.S. District Court for the District of Colorado. The Booth and Wang actions relate to ADUHELM and other matters, and the Blaufarb action relates to statements about our compliance controls, 2023 earnings guidance and other matters. The actions allege breach of fiduciary duty, waste of corporate assets and other common law claims, and violations of the Securities Exchange Act of 1934, 15 U.S.C. §78a et seq. The actions seek declaratory and injunctive relief, monetary relief payable to Biogen, and attorneys’ fees and costs payable to the plaintiffs. The Booth and Wang actions are stayed.
IMRALDI Patent Litigation
In June 2024, the Technical Boards of Appeal of the European Patent Office upheld the validity of Fresenius Kabi Deutschland GmbH's (Fresenius Kabi's) European Patent 3 145 488 (the EP '488 Patent), which expires in May 2035. In June 2022 Fresenius Kabi filed a claim for damages and injunctive relief against Biogen France SAS in the Tribunal de Grande Instance de Paris alleging that IMRALDI, the adalimumab biosimilar product of Samsung Bioepis that Biogen commercializes in Europe, infringes the French counterpart of the EP ‘488 Patent. In March 2024 the Düsseldorf Regional Court dismissed Fresenius Kabi's claim of infringement of the German counterpart of the EP '488 Patent and Fresenius Kabi has appealed to the Higher Regional Court of Düsseldorf.

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
Genentech Litigation
In February 2023 Genentech, Inc. filed suit against us in the U.S. District Court for the Northern District of California, alleging that it is owed royalties on sales of TYSABRI that occurred after the expiration of a patent licensed by Genentech to Biogen, together with interest and costs. We estimate that the royalties claimed total approximately $88.3 million.
Lender Dispute
In April 2024, BioPharma Credit PLC, BPCR Limited Partnership, and BioPharma Credit Investments V (Master) LP filed suit against us and Reata Pharmaceuticals, Inc. in the Supreme Court of the State of New York alleging breach of a loan agreement with Reata and seeking payment of approximately $23.2 million, plus interest, costs and attorneys' fees.
Other Matters
Government Investigation
We have received subpoenas from the SEC seeking information relating to ADUHELM and its launch. We have also received subpoenas from the DOJ and SEC seeking information relating to our business operations in several foreign countries. The Italian Competition Authority is investigating Biogen and other companies in relation to our biosimilar product BYOOVIZ.
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

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements (condensed consolidated financial statements) and the accompanying notes beginning on page 8 of this quarterly report on Form 10-Q and our audited consolidated financial statements and the accompanying notes included in our 2023 Form 10-K. The results of operations of Reata, along with the estimated fair values of the assets acquired and liabilities assumed in the Reata acquisition, have been included in our condensed consolidated financial statements since the closing of the Reata acquisition on September 26, 2023.
EXECUTIVE SUMMARY
INTRODUCTION
Biogen is a global biopharmaceutical company focused on discovering, developing and delivering innovative therapies for people living with serious and complex diseases worldwide. We have a broad portfolio of medicines to treat MS, have introduced the first approved treatment for SMA, co-developed treatments to address a defining pathology of Alzheimer’s disease and launched the first approved treatment to target a genetic cause of ALS. Through our 2023 acquisition of Reata we market the first and only drug approved in the U.S. and the E.U. for the treatment of Friedreich's Ataxia in adults and adolescents aged 16 years and older. We are focused on advancing our pipeline in neurology, specialized immunology and rare diseases. We support our drug discovery and development efforts through internal research and development programs, external collaborations and acquisitions.
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
We commercialize a portfolio of biosimilars of advanced biologics including BENEPALI, an etanercept biosimilar referencing ENBREL, IMRALDI, an adalimumab biosimilar referencing HUMIRA, and FLIXABI, an infliximab biosimilar referencing REMICADE, in certain countries in Europe, as well as BYOOVIZ, a ranibizumab biosimilar referencing LUCENTIS, and TOFIDENCE, a tocilizumab biosimilar referencing ACTEMRA, in the U.S. and certain international markets. We also have commercialization rights related to OPUVIZ, an aflibercept biosimilar referencing EYLEA.
For additional information on our collaboration arrangements, please read Note 19, Collaborative and Other Relationships, to our condensed consolidated financial statements included in this report.
We seek to ensure an uninterrupted supply of medicines to patients around the world. To that end, we continually review our manufacturing capacity, capabilities, processes and facilities. In order to support our future growth and drug development pipeline, we expanded our large molecule production capacity and built a large-scale biologics manufacturing facility in Solothurn, Switzerland. In the second quarter of 2021 a portion of this facility (the first manufacturing suite) received a GMP multi-product license from the SWISSMEDIC and was placed into service. The second manufacturing suite, which was also licensed to operate by the SWISSMEDIC, became operational in the first quarter of 2024. Solothurn has been approved for the manufacture of LEQEMBI by the FDA. We believe that the Solothurn facility will support our anticipated near to mid-term needs for the manufacturing of biologic assets. The plant represents a significant increase in our overall manufacturing capacity and is not yet being fully utilized, resulting in our recording of excess capacity charges. If we are unable to fully utilize our manufacturing facilities, we will incur additional excess capacity charges which would have a negative effect on our financial condition and results of operations.
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
Following a favorable March 2023 decision of the CJEU affirming TECFIDERA's right to regulatory data and marketing protection and the EC determination in May 2023 that TECFIDERA is entitled to an additional year of market protection for its pediatric indication, we believe that TECFIDERA is entitled to regulatory marketing protection in the E.U. until at least February 2, 2025, and are seeking to enforce this protection. As of June 30, 2024, some of the TECFIDERA generics have not yet fully exited some E.U. markets. We are closely monitoring this situation and working to enforce our legal right to market protection. In addition, we will continue to defend and enforce our EP 2 653 873 patent related to TECFIDERA, which expires in 2028.
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
We, and the pharmaceutical industry, utilize China-based partners for certain raw materials, ingredients and components for our pharmaceutical products and their delivery devices. Engaging alternative suppliers may involve seeking additional regulatory approvals and be costly in terms of time and resources needed. For example, certain early processes related to our acquired SKYCLARYS product rely on a single supplier based in China. We are continuing to evaluate SKYCLARYS' supply chain and prioritizing actions to mitigate risks associated with its manufacturing and our ability to supply patients.
The ongoing geopolitical tensions related to Russia's invasion of Ukraine and the military conflict in the Middle East have resulted in global business disruptions and economic volatility.
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
We will continue to monitor the ongoing conflict between Russia and Ukraine as well as the military conflict in the Middle East and assess any potential impacts on our business, supply chain, partners or customers, as well as any factors that could have an adverse effect on our results of operations. Revenue generated from sales in Russia and Ukraine represent less than 2.0% of total revenue for the three and six months ended June 30, 2024 and 2023. Additionally, revenue generated from sales in the broader Middle East region represents less than 2.0% of total revenue for the three and six months ended June 30, 2024 and 2023.
CLIMATE-RELATED DISCLOSURES
In March 2024 the SEC adopted final rules designed to enhance disclosures related to the impacts of climate-related matters. The final rules require disclosures of material climate-related risks, activities to mitigate or adapt to such risks, information about our board of directors' oversight of climate-related risks and management’s role in managing material climate-related risks and information on any climate-related targets or goals that are material to our business, results of operations or financial condition. In addition, the E.U. and California have enacted similar legislation and regulations. The E.U.'s Corporate Sustainability Reporting Directive will require expansive disclosures on various ESG matters for companies whose business and assets exceed certain thresholds within E.U. countries. California's new environmental disclosure laws will impose additional climate-related reporting requirements on large companies conducting business in the state of California.
In April 2024 the SEC voluntarily stayed implementation of the new climate-related disclosure requirements pending judicial review. Once the litigation is resolved, and if the rule remains in effect, the SEC will announce a new effective date. We are currently evaluating the potential impact that these new rules and laws will have on our business.

FINANCIAL HIGHLIGHTS
As described below under Results of Operations, our net income and diluted earnings per share attributable to Biogen Inc. for the three months ended June 30, 2024, compared to the three months ended June 30, 2023, reflects the following:

TOTAL REVENUE
Increased
$8.9 million or 0.4%

DILUTED EARNINGS (LOSS) PER SHARE
Decreased
$0.07 or 1.7%

PRODUCT REVENUE
Increased
$53.8 million or 2.9%

•MS revenue decreased $59.5 million, or 4.9%
•Rare disease revenue increased $96.1 million, or 21.9%
•The decrease in MS product revenue was primarily due to a decrease in Interferon demand due to competition as patients transition to higher efficacy therapies and a decrease in global TYSABRI revenue driven by increased competition in the U.S., as well as a decrease in pricing in certain international markets.
•The increase in rare disease revenue was due to global SKYCLARYS revenue of $100.0 million in the second quarter of 2024. The increase was partially offset by a decrease in rest of world SPINRAZA revenue resulting primarily from the unfavorable impact of foreign currency exchange and the timing of shipments, offset in part by an increase in pricing.

TOTAL COST AND EXPENSE
Increased
$18.3 million or 1.0%

•Cost of sales decreased $46.7 million, or 7.9%
•R&D expense decreased $70.3 million, or 12.0%
•SG&A expense increased $5.8 million, or 1.1%
•The decrease in cost of sales was primarily due to favorable product mix from decreased contract manufacturing revenue and lower idle capacity charges, offset in part by $44.1 million in amortization costs associated with the acquired SKYCLARYS inventory fair value step-up adjustment.
•The decrease in research and development expense was primarily driven by cost-reduction measures realized in 2024 in connection with our portfolio prioritization initiatives and our Fit for Growth program, as well as higher spend on clinical trials and close out costs incurred during 2023, partially offset by approximately $46.0 million of step-up amortization related to SKYCLARYS inventory.
•The increase in selling, general and administrative expense was primarily due to an increase in operational spending on sales and marketing activities in support of LEQEMBI and SKYCLARYS as we continue to expand our U.S. and international product launches, offset in part by cost-reduction measures realized in 2024 in connection with our Fit for Growth program.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
•Cash and cash equivalents totaled approximately $1.9 billion as of June 30, 2024, compared to approximately $1.0 billion as of December 31, 2023.
•We generated $1,179.0 million of net cash flow from operations for the six months ended June 30, 2024.
•We received a cash payment of $103.0 million from the sale of one of our two PRV's during the second quarter of 2024, of which we recognized a net portion of approximately $88.6 million.
•In April 2024 we received $437.5 million from Samsung BioLogics related to the sale of our equity interest in Samsung Bioepis.
•In July 2024 we completed the acquisition of HI-Bio for $1.15 billion, which was funded through available cash on hand.

RECENT DEVELOPMENTS
ACQUISITIONS AND DIVESTITURES
HUMAN IMMUNOLOGY BIOSCIENCES
On July 2, 2024, we completed the acquisition of all of the issued and outstanding shares of HI-Bio, a privately-held clinical-stage biotechnology company focused on targeted therapies for patients with severe immune-mediated diseases. HI-Bio's lead asset, felzartamab, an anti-CD38 antibody currently being evaluated for three leading indications, aMR, PMN and IgAN. Felzartamab has received Breakthrough Therapy Designation and Orphan Drug Designation from the FDA for development in the treatment of PMN and has received ODD in the treatment of antibody-mediated rejection in kidney transplant recipients. The acquisition of HI-Bio is expected to augment our pipeline and build on our expertise in immunology.
Under the terms of this acquisition, we made an upfront payment to HI-Bio of approximately $1.15 billion which was funded through available cash on hand. Additionally, we may pay up to $650.0 million in potential milestone payments to the former shareholders of HI-Bio. We expect this transaction to be accounted for as an acquisition of a business and recognized within our condensed consolidated financial statements during the third quarter of 2024.
In addition to lead program felzartamab, the HI-Bio pipeline acquired includes izastobart/HIB210, an anti-C5aR1 antibody currently in a Phase 1 trial, and the potential for continued development in a range of complement-mediated diseases.
SALE OF PRIORITY REVIEW VOUCHER
In April 2024 we completed the sale of our rare pediatric disease PRV, generated by the development associated with SPINRAZA, to a third party. In consideration for the PRV we received a cash payment of $103.0 million upon the closing of the PRV purchase, of which approximately $14.4 million is payable to Ionis. Our net portion of approximately $88.6 million was recognized in gain on sale of priority review voucher, net within our condensed consolidated statements of income for the three and six months ended June 30, 2024.
DEVELOPMENTS IN KEY COLLABORATIVE RELATIONSHIPS
LEQEMBI (lecanemab)
United States
•In July 2024 Eisai presented new clinical data from the CLARITY AD study open-label extension of LEQEMBI, demonstrating that three years of continuous LEQEMBI treatment reduced clinical decline, resulting in a clinically meaningful benefit for early Alzheimer's disease patients.
•In June 2024 the FDA accepted for review the supplemental BLA for LEQEMBI monthly IV maintenance dosing for the treatment of early Alzheimer's disease, with a PDUFA action date set for January 25, 2025.
•In May 2024 Eisai initiated the rolling submission of a BLA to the FDA for LEQEMBI subcutaneous autoinjector for weekly maintenance dosing after being granted Fast Track designation by the FDA in May 2024.
Rest of World
•In July 2024 the CHMP of the EMA adopted a negative opinion on the MAA for LEQEMBI. Eisai will seek re-examination of the CHMP opinion.
•In July 2024 LEQEMBI was approved in Hong Kong and Israel.
•In June 2024 we and Eisai announced the launch of LEQEMBI in China, which had been approved by the NMPA in China in January 2024.
•In May 2024 the Ministry of Food and Drug Safety approved LEQEMBI in South Korea.

OTHER KEY DEVELOPMENTS
QALSODY (tofersen)
In May 2024 the EC approved QALSODY in the E.U. for the treatment of adults with ALS associated with a mutation in the SOD1 gene and became the first treatment approved in the E.U. to target a genetic cause of ALS.
SKYCLARYS (omaveloxolone)
In February 2024 the EC approved SKYCLARYS in the E.U. for the treatment of FA in adults and adolescents aged 16 years and older. SKYCLARYS is the first treatment approved within the E.U. for this rare, genetic, progressive neurodegenerative disease.
TOFIDENCE (referencing ACTEMRA)
In June 2024 the EC approved TOFIDENCE, a biosimilar monoclonal antibody referencing ROACTEMRA. The IV formulation of TOFIDENCE has been granted marketing authorization by the EC for the treatment of moderate to severe active rheumatoid arthritis, polyarticular juvenile idiopathic arthritis, systemic juvenile idiopathic arthritis and COVID-19.
DISCONTINUED PROGRAMS AND STUDIES
ACORDA COLLABORATION
In January 2024 we notified Acorda of our decision to terminate our collaboration and license agreement, effective January 1, 2025. As a result of this termination, Acorda will regain global commercialization rights to FAMPYRA. On April 1, 2024, Acorda filed for bankruptcy protection and announced its intention to sell substantially all its assets to a third party. On July 10, 2024, Merz Therapeutics announced that it had completed the acquisition of FAMPYRA, and related assets from Acorda. We are now working with Merz Therapeutics on the transition of global commercialization rights of FAMPYRA.
BIIB105
In May 2024 we and Ionis announced that the Phase 1/2 ALSpire study of BIIB105, an investigational ASO for the potential treatment of ALS, did not meet its endpoints. Based on these results, we discontinued our further development of BIIB105.
BIIB121
In May 2024 we announced that we have elected not to exercise our option to license and lead development of BIIB121, an ASO for the potential treatment of Angelman syndrome.
BIIB124
In July 2024 we and Sage announced that the Phase 2 KINETIC 2 dose-range study of BIIB124, for the potential treatment in essential tremor, did not meet its endpoints. Based on these results, we discontinued our further development of BIIB124 for the potential treatment in essential tremor. We and Sage are evaluating next steps, if any, for other potential indications.

RESULTS OF OPERATIONS
REVENUE
The following revenue discussion should be read in conjunction with Note 5, Revenue, to our condensed consolidated financial statements included in this report.
Revenue is summarized as follows:

	For the Three Months Ended June 30,
(In millions, except percentages)	2024		2023		$ Change	% Change
Product revenue:
United States	$846.7	34.4%	$801.0	32.6%	$45.7	5.7%
Rest of world	1,052.9	42.7	1,044.8	42.5	8.1	0.8
Total product revenue, net	1,899.6	77.1	1,845.8	75.1	53.8	2.9
Revenue from anti-CD20 therapeutic programs	444.5	18.0	433.4	17.7	11.1	2.6
Contract manufacturing, royalty and other revenue	120.8	4.9	176.8	7.2	(56.0)	(31.7)
Total revenue	$2,464.9	100.0%	$2,456.0	100.0%	$8.9	0.4%

	For the Six Months Ended June 30,
(In millions, except percentages)	2024		2023		$ Change	% Change
Product revenue:
United States	$1,592.8	33.5%	$1,502.4	30.6%	$90.4	6.0%
Rest of world	2,018.7	42.5	2,106.7	42.8	(88.0)	(4.2)
Total product revenue, net	3,611.5	76.0	3,609.1	73.4	2.4	0.1
Revenue from anti-CD20 therapeutic programs	838.5	17.6	832.9	16.9	5.6	0.7
Contract manufacturing, royalty and other revenue	305.4	6.4	477.0	9.7	(171.6)	(36.0)
Total revenue	$4,755.4	100.0%	$4,919.0	100.0%	$(163.6)	(3.3)%

PRODUCT REVENUE
Product revenue is summarized as follows:

	For the Three Months Ended June 30,
	2024				2023
(In millions)	United States	Rest of World	Total	% Total	United States	Rest of World	Total	% Total	$ Change	% Change
Multiple Sclerosis	$582.4	$567.4	$1,149.8	60.5%	$636.7	$572.6	$1,209.3	65.5%	$(59.5)	(4.9)%
Rare Disease	237.5	296.6	534.1	28.1	156.7	281.3	438.0	23.7	96.1	21.9
Biosimilars	11.1	187.0	198.1	10.5	7.0	188.1	195.1	10.6	3.0	1.5
Other(1)	15.7	1.9	17.6	0.9	0.6	2.8	3.4	0.2	14.2	nm
Total product revenue, net	$846.7	$1,052.9	$1,899.6	100.0%	$801.0	$1,044.8	$1,845.8	100.0%	$53.8	2.9%

	For the Six Months Ended June 30,
	2024				2023
(In millions)	United States	Rest of World	Total	% Total	United States	Rest of World	Total	% Total	$ Change	% Change
Multiple Sclerosis	$1,085.6	$1,140.1	$2,225.7	61.6%	$1,182.8	$1,151.7	$2,334.5	64.7%	$(108.8)	(4.7)%
Rare Disease	463.4	494.6	958.0	26.5	303.4	577.9	881.3	24.4	76.7	8.7
Biosimilars	14.8	380.2	395.0	11.0	15.2	372.3	387.5	10.7	7.5	1.9
Other(1)	29.0	3.8	32.8	0.9	1.0	4.8	5.8	0.2	27.0	nm
Total product revenue, net	$1,592.8	$2,018.7	$3,611.5	100.0%	$1,502.4	$2,106.7	$3,609.1	100.0%	$2.4	0.1%

nm Not meaningful
(1) Other includes FUMADERM, ADUHELM and ZURZUVAE, which became commercially available in the U.S. during the fourth quarter of 2023.

MULTIPLE SCLEROSIS
•Global TYSABRI revenue decreased $20.9 million, from $483.1 million in 2023 to $462.2 million in 2024, or 4.3%, primarily due to a decrease in U.S. TYSABRI revenue driven by increased competition, as well as a decrease in pricing in rest of world TYSABRI, partially offset by favorable channel dynamics in certain emerging markets.
•Global TECFIDERA revenue decreased $2.0 million, from $254.2 million in 2023 to $252.2 million in 2024, or 0.8%, driven by a decrease in demand as a result of multiple TECFIDERA generic entrants in North America, Brazil and certain E.U. countries.
•Global Interferon revenue decreased $51.5 million, from $302.4 million in 2023 to $250.9 million in 2024, or 17.0%, driven by a decrease in demand as patients transition to higher efficacy therapies.
•Global VUMERITY revenue increased $19.6 million, from $146.2 million in 2023 to $165.8 million in 2024, or 13.4%, primarily due to an increase in global demand, favorable channel dynamics and an increase in pricing in rest of world VUMERITY.

•Global TYSABRI revenue decreased $62.4 million, from $955.9 million in 2023 to $893.5 million in 2024, or 6.5%, primarily due to a decrease in U.S. TYSABRI revenue driven by increased competition and higher discounts and allowances, as well as a decrease in pricing in rest of world TYSABRI, partially offset by favorable channel dynamics in certain emerging markets.
•Global TECFIDERA revenue decreased $22.2 million, from $528.7 million in 2023 to $506.5 million in 2024, or 4.2%, driven by a decrease in demand as a result of multiple TECFIDERA generic entrants in North America, Brazil and certain E.U. countries.
•Global Interferon revenue decreased $53.5 million, from $548.0 million in 2023 to $494.5 million in 2024, or 9.8%, driven by driven by a decrease in demand as patients transition to higher efficacy therapies.
•Global VUMERITY revenue increased $38.9 million, from $254.4 million in 2023 to $293.3 million in 2024, or 15.3%, primarily due to primarily due to an increase in global demand, favorable channel dynamics and an increase in pricing.

MS revenue includes sales from TECFIDERA, VUMERITY, AVONEX, PLEGRIDY, TYSABRI and FAMPYRA.
In 2024 we expect total MS revenue will continue to decline as a result of increasing competition for many of our MS products in both the U.S. and rest of world markets. Additionally, a biosimilar entrant of TYSABRI was approved in the U.S. and the E.U. in 2023. We believe that future sales of TYSABRI may be adversely affected by the entrance of this biosimilar.

RARE DISEASE
•U.S. SPINRAZA revenue increased $1.5 million, from $155.8 million in 2023 to $157.3 million in 2024, or 1.0%, primarily due to favorable net pricing, offset by a decrease in demand.
•Rest of world SPINRAZA revenue decreased $9.5 million, from $281.3 million in 2023 to $271.8 million in 2024, or 3.4%, primarily due to the unfavorable impact of foreign currency exchange and the timing of shipments, offset in part by an increase in pricing.
•Global SKYCLARYS revenue was $100.0 million in 2024, including $75.6 million of U.S. SKYCLARYS revenue, which we began recognizing during the fourth quarter of 2023, subsequent to our acquisition of Reata, and $24.4 million of rest of world SKYCLARYS revenue, which was approved in the E.U. and became commercially available during the first quarter of 2024.

•U.S. SPINRAZA revenue increased $3.3 million, from $302.5 million in 2023 to $305.8 million in 2024, or 1.1%, primarily due to favorable net pricing, offset by a decrease in demand.
•Rest of world SPINRAZA revenue decreased $113.3 million, from $577.9 million in 2023 to $464.6 million in 2024, or 19.6%, primarily due to the timing of shipments, which we expect to largely normalize throughout the remainder of 2024. Rest of world patient numbers have generally remained stable through the second quarter of 2024. We also saw a modest negative impact from increased competition and the unfavorable impact of foreign currency exchange.
•Global SKYCLARYS revenue was $178.0 million in 2024, including $148.6 million of U.S. SKYCLARYS revenue, which we began recognizing during the fourth quarter of 2023, subsequent to our acquisition of Reata, and $29.4 million of rest of world SKYCLARYS revenue, which was approved in the E.U. and became commercially available during the first quarter of 2024.

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
In 2024 we expect growth in rare disease revenue as we continue to launch SKYCLARYS in the U.S. and E.U. We expect global SPINRAZA revenue to decrease by low single digits.

BIOSIMILARS

For the Three Months Ended
June 30, 2024 and 2023
$198.1
$0.8
$53.2
$13.1
$13.7
$117.3
$195.1
$—
$58.8
$20.1
$7.0
$109.2
(In millions)
Q2 '24
Q2 '23
BENEPALI
FLIXABI
TOFIDENCE
BYOOVIZ
IMRALDI

•For the three months ended June 30, 2024, compared to the same period of 2023, the increase in biosimilar revenue was primarily due to an increase in sales volumes related to the continued growth of BYOOVIZ in the U.S., partially offset by a decrease in pricing due to competitive pressures.

For the Six Months Ended
June 30, 2024 and 2023
(In millions)
$395.0
$0.8
$108.0
$30.9
$19.3
$236.0
$387.5
$—
$113.2
$40.5
$15.6
$218.2
YTD '24
YTD '23
BENEPALI
FLIXABI
TOFIDENCE
BYOOVIZ
IMRALDI

•For the six months ended June 30, 2024, compared to the same period in 2023, the increase in biosimilar revenue was primarily due to an increase in sales volumes related to the continued growth of BYOOVIZ in the U.S. and channel dynamics, offset in part by a decrease in pricing due to competitive pressures.

Biosimilars revenue includes sales from BENEPALI, IMRALDI, FLIXABI, BYOOVIZ and TOFIDENCE. In 2023 BYOOVIZ became commercially available in certain international markets. During the third quarter of 2023 the FDA approved TOFIDENCE, a tocilizumab biosimilar referencing ACTEMRA, which became commercially available in the U.S. during the second quarter of 2024. TOFIDENCE was also approved in the E.U. during the second quarter of 2024.

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
After evaluating our strategic options, we have made the decision to retain our biosimilars business.
REVENUE FROM ANTI-CD20 THERAPEUTIC PROGRAMS
Our share of RITUXAN, including RITUXAN HYCELA, GAZYVA and LUNSUMIO collaboration operating profits in the U.S., royalty revenue on sales of OCREVUS and other revenue from anti-CD20 therapeutic programs are summarized in the table below. For purposes of this discussion, we refer to RITUXAN and RITUXAN HYCELA collectively as RITUXAN.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In millions)	2024	2023	2024	2023
Royalty revenue on sales of OCREVUS	$336.3	$325.5	$639.0	$609.1
Biogen’s share of pre-tax profits in the U.S. for RITUXAN, GAZYVA and LUNSUMIO	103.4	103.6	190.5	216.1
Other revenue from anti-CD20 therapeutic programs	4.8	4.3	9.0	7.7
Total revenue from anti-CD20 therapeutic programs	$444.5	$433.4	$838.5	$832.9
ROYALTY REVENUE ON SALES OF OCREVUS
For the three and six months ended June 30, 2024, compared to the same periods in 2023, the increases in royalty revenue on sales of OCREVUS were primarily due to sales growth of OCREVUS in the U.S.
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
BIOGEN'S SHARE OF PRE-TAX PROFITS IN THE U.S. FOR RITUXAN, GAZYVA AND LUNSUMIO
For the three and six months ended June 30, 2024, compared to the same periods in 2023, the decreases in our share of pre-tax profits in the U.S. for RITUXAN, GAZYVA and LUNSUMIO were primarily due to decreases in sales of RITUXAN in the U.S. resulting from competition from multiple biosimilar products, partially offset by increases in sales of GAZYVA.
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

CONTRACT MANUFACTURING, ROYALTY AND OTHER REVENUE
Contract manufacturing, royalty and other revenue is summarized as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In millions)	2024	2023	2024	2023
Contract manufacturing revenue	$100.0	$183.1	$252.2	$490.0
Royalty and other revenue	20.8	(6.3)	53.2	(13.0)
Total contract manufacturing, royalty and other revenue	$120.8	$176.8	$305.4	$477.0
CONTRACT MANUFACTURING REVENUE
For the three and six months ended June 30, 2024, compared to the same periods in 2023, the decreases in contract manufacturing revenue were primarily driven by higher volumes in 2023 due to the timing of batch production, which includes batches related to LEQEMBI that we began recognizing in the first quarter of 2023 upon the accelerated approval of LEQEMBI in the U.S.
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
ROYALTY AND OTHER REVENUE
Royalty and other revenue primarily reflects royalty revenue on biosimilar products from our license arrangements with Samsung Bioepis and our 50.0% share of LEQEMBI product revenue, net and cost of sales, including royalties, as we are not the principal, as well as royalties we receive from net sales on products related to patents that we have out-licensed.
For additional information on our license arrangements with Samsung Bioepis and our collaboration arrangements with Eisai, please read Note 19, Collaborative and Other Relationships, to our condensed consolidated financial statements included in this report.
RESERVES FOR DISCOUNTS AND ALLOWANCES
Revenue from product sales is recorded net of reserves established for applicable discounts and allowances, including those associated with the implementation of pricing actions in certain international markets where we operate.
Reserves for discounts, contractual adjustments and returns that reduced gross product revenue are summarized as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In millions)	2024	2023	2024	2023
Contractual adjustments	$662.2	$675.2	$1,327.9	$1,305.1
Discounts	217.3	201.4	404.9	382.6
Returns	12.7	9.5	23.3	14.0
Total discounts and allowances	$892.2	$886.1	$1,756.1	$1,701.7
For the three and six months ended June 30, 2024, reserves for discounts and allowances as a percentage of gross product revenue were 31.6% and 32.4%, respectively, compared to 32.1% and 31.8%, respectively, in the prior year comparative periods.
CONTRACTUAL ADJUSTMENTS
Contractual adjustments primarily relate to Medicaid and managed care rebates in the U.S., pharmacy rebates, co-payment (copay) assistance, VA, 340B discounts, specialty pharmacy program fees and other government rebates or applicable allowances.
For the three months ended June 30, 2024, compared to the same period in 2023, the decrease in contractual adjustments was primarily due to lower government rebates in rest of world.

For the six months ended June 30, 2024, compared to the same period in 2023, the increase in contractual adjustments was primarily due to higher government rebates in the U.S. and higher other rebates in biosimilars, partially offset by lower government rebates in rest of world.
DISCOUNTS
Discounts include trade term discounts, wholesaler incentives and volume related discounts.
For the three and six months ended June 30, 2024, compared to the same periods in 2023, the increases in discounts were primarily driven by higher purchase and volume discounts for biosimilars, partially offset by lower purchase discounts in rest of world.
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
For the three and six months ended June 30, 2024, compared to the same periods in 2023, the increases in returns were primarily driven by higher return rates in the U.S.
For additional information on our revenue reserves, please read Note 5, Revenue, to our condensed consolidated financial statements included in this report.

COST AND EXPENSE
A summary of total cost and expense is as follows:

	For the Three Months Ended June 30,
(In millions, except percentages)	2024	2023	$ Change	% Change
Cost of sales, excluding amortization and impairment of acquired intangible assets	$546.0	$592.7	$(46.7)	(7.9)%
Research and development	513.9	584.2	(70.3)	(12.0)
Selling, general and administrative	553.8	548.0	5.8	1.1
Amortization and impairment of acquired intangible assets	86.9	52.9	34.0	64.3
Collaboration profit sharing/(loss reimbursement)	62.4	56.9	5.5	9.7
Restructuring charges	6.6	34.4	(27.8)	(80.8)
Gain on sale of priority review voucher, net	(88.6)	—	(88.6)	nm
Other (income) expense, net	85.2	(121.2)	206.4	(170.3)
Total cost and expense	$1,766.2	$1,747.9	$18.3	1.0%

	For the Six Months Ended June 30,
(In millions, except percentages)	2024	2023	$ Change	% Change
Cost of sales, excluding amortization and impairment of acquired intangible assets	$1,088.2	$1,255.5	$(167.3)	(13.3)%
Research and development	966.8	1,154.8	(188.0)	(16.3)
Selling, general and administrative	1,135.3	1,153.0	(17.7)	(1.5)
Amortization and impairment of acquired intangible assets	165.2	103.1	62.1	60.2
Collaboration profit sharing/(loss reimbursement)	128.0	114.0	14.0	12.3
Restructuring charges	18.1	44.0	(25.9)	(58.9)
Gain on sale of priority review voucher, net	(88.6)	—	(88.6)	nm
Other (income) expense, net	178.9	(51.8)	230.7	(445.4)
Total cost and expense	$3,591.9	$3,772.6	$(180.7)	(4.8)%

nm Not meaningful

COST OF SALES, EXCLUDING AMORTIZATION AND IMPAIRMENT OF ACQUIRED INTANGIBLE ASSETS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In millions)	2024	2023	2024	2023
Product	$358.4	$403.0	$736.1	$884.4
Royalty	187.6	189.7	352.1	371.1
Total cost of sales	$546.0	$592.7	$1,088.2	$1,255.5
For the three and six months ended June 30, 2024, compared to the same periods in 2023, the decreases in product cost of sales were primarily due to lower cost of sales associated with contract manufacturing revenue and lower idle capacity charges, offset in part by $44.1 million and $88.2 million, respectively, in SKYCLARYS amortization costs. Contract manufacturing revenue includes LEQEMBI inventory produced for Eisai, beginning in the first quarter of 2023 upon the accelerated approval of LEQEMBI in the U.S. Cost of sales as a percentage of revenue was adversely affected by LEQEMBI batches due to minimal margins.
As a result of our acquisition of Reata in September 2023 we recorded a fair value step-up adjustment related to the acquired inventory of SKYCLARYS of approximately $1.3 billion. This fair value step-up adjustment will be amortized to cost of sales within our condensed consolidated statements of income when the inventory is sold, which is expected to be within approximately 3 years from the acquisition date. For the three and six months ended June 30, 2024, amortization from the fair value step-up adjustment, associated with SKYCLARYS, as a result of inventory sold was approximately $44.1 million and $88.2 million, respectively. For additional information on our acquisition of Reata, please read Note 2, Acquisitions, to our condensed consolidated financial statements included in this report.
Write Downs and Other Charges
For the three and six months ended June 30, 2023, we recorded approximately $33.5 million and $78.3 million, respectively, of aggregate gross idle capacity charges. We had no gross idle capacity charges for the three and six months ended June 30, 2024.
For additional information on our collaboration arrangements with Eisai, please read Note 19, Collaborative and Other Relationships, to our condensed consolidated financial statements included in this report.

RESEARCH AND DEVELOPMENT

Research and development expense, as a percentage of total revenue, was 20.8% and 23.8% for the three months ended June 30, 2024 and 2023, respectively. For the three months ended June 30, 2024, compared to the same period in 2023, the decrease in research and development was primarily driven by cost-reduction measures realized in 2024 in connection with our portfolio prioritization initiatives and our Fit for Growth program, as well as higher spend on clinical trials and close out costs incurred during 2023. The decrease was partially offset by approximately $46.0 million of step-up amortization related to SKYCLARYS inventory.
EARLY STAGE PROGRAMS
Q2 2024 vs. Q2 2023
The decrease in early stage programs was driven by a decrease in costs associated with:
•advancement of BIIB059 for the treatment of CLE into late stage; and
•discontinuation of BIIB093 for the treatment of TBI.
The decrease was partially offset by an increase in costs associated with:
•development of BIIB080 for the treatment of Alzheimer's disease; and
•development of cemdomespib for the treatment of diabetic neuropathic pain.
LATE STAGE PROGRAMS
Q2 2024 vs. Q2 2023
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
The decrease was partially offset by an increase in costs associated with:
•advancement of BIIB059 for the treatment of CLE into late stage.
MARKETED PROGRAMS
Q2 2024 vs. Q2 2023
The increase in marketed programs was driven by an increase in costs associated with:
•increased spend in SKYCLARYS as a result of our acquisition of Reata in September 2023, which includes approximately $46.0 million related to the SKYCLARYS inventory step-up amortization;
•advancement of QALSODY from late stage to marketed upon the accelerated approval of QALSODY in the U.S.; and
•advancement of TOFIDENCE, a tocilizumab biosimilar referencing ACTEMRA, from late stage to marketed upon the approval of TOFIDENCE in the U.S.
The increase was partially offset by a decrease in costs associated with:
•discontinuation of ADUHELM for the treatment of Alzheimer's disease.

Research and development expense, as a percentage of total revenue, was 20.3% and 23.5% for the six months ended June 30, 2024 and 2023, respectively. For the six months ended June 30, 2024, compared to the same period in 2023, the decrease in research and development was primarily driven by cost-reduction measures realized in 2024 in connection with our portfolio prioritization initiatives and our Fit for Growth program, as well as higher spend on clinical trials and close out costs incurred during 2023, partially offset by approximately $46.0 million of step-up amortization related to SKYCLARYS inventory.
EARLY STAGE PROGRAMS
YTD 2024 vs. YTD 2023
The decrease in early stage programs was driven by a decrease in costs associated with:
•advancement of BIIB059 for the treatment of CLE into late stage;
•discontinuation of BIIB131 for the treatment of acute ischemic stroke;
•discontinuation of BIIB093 for the treatment of TBI; and
•discontinuation of BIIB135 for the treatment of MS.
The decrease was partially offset by an increase in costs associated with:
•development of cemdomespib for the treatment of diabetic neuropathic pain; and
•development of BIIB080 for the treatment of Alzheimer's disease.
LATE STAGE PROGRAMS
YTD 2024 vs. YTD 2023
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
The decrease was partially offset by an increase in costs associated with:
•advancement of BIIB059 for the treatment of CLE into late stage.
MARKETED PROGRAMS
YTD 2024 vs. YTD 2023
The decrease in marketed programs was driven by a decrease in costs associated with:
•discontinuation of ADUHELM for the treatment of Alzheimer's disease; and
•decreased spend in LEQEMBI due to the timing of clinical spend.
The decrease was partially offset by an increase in costs associated with:
•increased spend in SKYCLARYS as a result of our acquisition of Reata in September 2023, which includes approximately $46.0 million related to the SKYCLARYS inventory step-up amortization;
•advancement of QALSODY from late stage to marketed upon the accelerated approval of QALSODY in the U.S.;
•advancement of TOFIDENCE, a tocilizumab biosimilar referencing ACTEMRA, from late stage to marketed upon the approval of TOFIDENCE in the U.S.; and
•advancement of ZURZUVAE from late stage to marketed upon the approval of ZURZUVAE for PPD in the U.S.

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
Excluding any milestone and upfront payments, we expect our core research and development expense to decrease in 2024, while continuing to invest in our pipeline, such as our acquisition of HI-Bio in July 2024. This is primarily due to the continued realization of our cost savings initiatives. We intend to continue committing significant resources to targeted research and development opportunities where there is a significant unmet need and where a drug candidate has the potential to be highly differentiated.
SELLING, GENERAL AND ADMINISTRATIVE
For the three months ended June 30, 2024, compared to the same period in 2023, selling, general and administrative expense increased by approximately 1.1% primarily due to an increase in operational spending on sales and marketing activities in support of LEQEMBI and SKYCLARYS as we continue to expand our U.S. and international product launches, offset in part by cost-reduction measures realized in 2024 in connection with our Fit for Growth program.
For the six months ended June 30, 2024, compared to the same period in 2023, selling, general and administrative expense decreased by approximately 1.5% primarily due to cost-reduction measures realized in 2024 in connection with our Fit for Growth program, offset by an increase in operational spending on sales and marketing activities in support of LEQEMBI and SKYCLARYS as we continue to expand our U.S. and international product launches. For the six months ended June 30, 2023, selling, general and administrative expense included a $31.0 million obligation to Eisai related to the termination of the co-promotion agreement for our MS products in Japan during the first quarter of 2023.
GENERAL AND ADMINISTRATIVE EXPENSE
For the three months ended June 30, 2024, general and administrative expense increased by approximately $3.6 million, or 2.2%, compared to the same period in 2023, due to integration and other acquisition-related expenses. For the six months ended June 30, 2024, general and administrative expense decreased by approximately $5.2 million, or 1.6%, compared to the same period in 2023, due to cost-reduction measures. Excluding exit-related costs and acquisition-related expenses incurred during the three and six months ended June 30, 2024, general and administrative expense decreased by approximately $1.9 million, or 1.2%, and $21.3 million, or 6.5%, respectively.
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
For the three and six months ended June 30, 2024, compared to the same periods in 2023, the increases in amortization and impairment of acquired intangible assets were primarily due to amortization for the Reata acquisition acquired intangible assets associated with SKYCLARYS. For the three and six months ended June 30, 2024 and 2023, we had no impairment charges.
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
For the three and six months ended June 30, 2024, we recognized net profit-sharing expense of approximately $55.9 million and $116.5 million, respectively, to reflect Samsung Bioepis' 50.0% share of the net collaboration profits, compared to a net profit-sharing expense of $56.9 million and $114.0 million, respectively, in the prior year comparative periods.
For the three and six months ended June 30, 2024, we recognized net profit-sharing expense of approximately $6.5 million and $11.5 million, respectively, to reflect Sage's 50.0% share of net collaboration results in the U.S. for ZURZUVAE for PPD.
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

Total charges incurred from our 2023 cost saving initiatives are summarized as follows:

	For the Three Months Ended June 30,
	2024			2023
(In millions)	Severance Costs	Accelerated Depreciation and Other Costs	Total	Severance Costs	Accumulated Depreciation and Other Costs	Total
Selling, general and administrative	$—	$2.0	$2.0	$—	$11.5	$11.5
Research and development	—	2.2	2.2	—	0.5	0.5
Restructuring charges	6.3	—	6.3	17.8	16.5	34.3
Total charges	$6.3	$4.2	$10.5	$17.8	$28.5	$46.3

	For the Six Months Ended June 30,
	2024			2023
(In millions)	Severance Costs	Accelerated Depreciation and Other Costs	Total	Severance Costs	Accumulated Depreciation and Other Costs	Total
Selling, general and administrative	$—	$3.4	$3.4	$—	$11.5	$11.5
Research and development	—	7.1	7.1	—	0.5	0.5
Restructuring charges	15.6	—	15.6	24.9	16.5	41.4
Total charges	$15.6	$10.5	$26.1	$24.9	$28.5	$53.4
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
Total charges incurred from our Reata integration are summarized as follows:

	For the Three Months Ended June 30, 2024			For the Six Months Ended June 30, 2024
(In millions)	Severance Costs	Accelerated Depreciation and Other Costs	Total	Severance Costs	Accumulated Depreciation and Other Costs	Total
Selling, general and administrative	$—	$1.5	$1.5	$—	$3.3	$3.3
Research and development	—	3.3	3.3	—	6.0	6.0
Restructuring charges	0.3	—	0.3	2.5	—	2.5
Total charges	$0.3	$4.8	$5.1	$2.5	$9.3	$11.8
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
OTHER (INCOME) EXPENSE, NET
For the three and six months ended June 30, 2024, compared to the same periods in 2023, the changes in other (income) expense, net primarily reflect lower interest income driven by lower cash balances in 2024, compared to the same periods in 2023, as well as net losses on our holdings in equity securities in 2024 as compared to net gains in 2023.

NET (GAINS) LOSSES IN EQUITY SECURITIES
For the three months ended June 30, 2024, net unrealized and realized losses on our holdings in equity securities were approximately $29.8 million and $0.6 million, respectively, compared to net unrealized and realized gains of approximately $105.8 million and $0.7 million, respectively, in the prior year comparative period.
•The net unrealized losses recognized during the three months ended June 30, 2024, primarily reflect a decrease in the aggregate fair value of our investments in Sage and Sangamo common stock of approximately $51.4 million, partially offset by an increase in the fair value of Denali common stock of approximately $27.0 million.
•The net unrealized gains recognized during the three months ended June 30, 2023, primarily reflect an increase in the aggregate fair value of our investments in Denali and Sage common stock of approximately $117.7 million, partially offset by a decrease in the fair value of Sangamo common stock of approximately $10.9 million.
For the six months ended June 30, 2024, net unrealized and realized losses on our holdings in equity securities were approximately $55.5 million and $5.5 million, respectively, compared to net unrealized gains and realized losses of approximately $29.3 million and $0.9 million, respectively, in the prior year comparative period.
•The net unrealized losses recognized during the six months ended June 30, 2024, primarily reflect a decrease in the aggregate fair value of our investments in Sage and Sangamo common stock of approximately $68.3 million, partially offset by an increase in the fair value of Denali common stock of approximately $17.6 million.
•The net unrealized gains recognized during the six months ended June 30, 2023, primarily reflect an increase in the aggregate fair value of our investments in Denali and Sage common stock of approximately $78.0 million, partially offset by a decrease in the fair value of Sangamo and Ionis common stock of approximately $47.4 million.
INCOME TAX PROVISION

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In millions, except percentages)	2024	2023	2024	2023
Income before income tax (benefit) expense	$698.7	$708.1	$1,163.5	$1,146.4
Income tax (benefit) expense	115.1	114.8	186.5	165.5
Effective tax rate	16.5%	16.2%	16.0%	14.4%
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
For the three and six months ended June 30, 2024, compared to the same periods in 2023, the changes in our effective tax rate include the impact of changes in jurisdictional profit mix, including non-cash tax effects of changes in the value of our equity investments.
The increase in our effective tax rate for the six months ended June 30, 2024, also reflects the resolution of an uncertain tax matter during the first quarter of 2023 related to tax credits.
PILLAR TWO
The OECD has issued model rules, which generally provide for a jurisdictional minimum effective tax rate of 15.0%. Various countries have or are in the process of enacting legislation intended to implement the principles effective January 1, 2024. Our income tax provision for the three and six months ended June 30, 2024, reflects currently enacted legislation and guidance related to the OECD model rules.
For additional information on our income taxes, please read Note 17, Income Taxes, to our condensed consolidated financial statements included in this report.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Our financial condition is summarized as follows:

(In millions, except percentages)	As of June 30, 2024	As of December 31, 2023	$ Change	% Change
Financial assets:
Cash and cash equivalents	$1,908.9	$1,049.9	$859.0	81.8%
Total cash and cash equivalents	$1,908.9	$1,049.9	$859.0	81.8%
Borrowings:
Current portion of term loan	$—	$150.0	$(150.0)	(100.0)%
Notes payable and term loan	6,292.0	6,788.2	(496.2)	(7.3)
Total borrowings	$6,292.0	$6,938.2	$(646.2)	(9.3)%
Working capital:
Current assets	$7,108.5	$6,859.3	$249.2	3.6%
Current liabilities	(3,108.2)	(3,434.3)	326.1	(9.5)
Total working capital	$4,000.3	$3,425.0	$575.3	16.8%
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
In July 2024 we completed the acquisition of all of the issued and outstanding shares of HI-Bio for $1.15 billion, which was funded through available cash on hand.
For additional information on certain risks that could negatively impact our financial position or future results of operations, please read Item 1A. Risk Factors and Item 3. Quantitative and Qualitative Disclosures About Market Risk included in this report.
LIQUIDITY
WORKING CAPITAL
Working capital is defined as current assets less current liabilities. Our working capital was $4.0 billion and $3.4 billion as of June 30, 2024 and December 31, 2023, respectively. The change in working capital reflects an increase in total current assets of approximately $249.2 million and a decrease in total current liabilities of approximately $326.1 million. The changes in total current assets and total current liabilities were primarily driven by the following:
CURRENT ASSETS
•$859.0 million increase in cash and cash equivalents;
•$37.0 million decrease in accounts receivable, net related to our ongoing operations; and
•$566.7 million decrease in other current assets primarily due to the receipt of $437.5 million from Samsung BioLogics related to the sale of our 49.9% equity interest in Samsung Bioepis.
CURRENT LIABILITIES
•$151.5 million decrease in accrued expense and other primarily due to the timing of our annual incentive compensation payment and other benefits-related payments; and

•$150.0 million decrease in current portion of debt due to the repayment of our 2023 Term Loan.
For additional information on the sale of our equity interest in Samsung Bioepis and the sale of our PRV, please read Note 3, Dispositions, to our condensed consolidated financial statements included in this report. For additional information on our 2023 Term Loan, please read Note 13, Indebtedness, to our condensed consolidated financial statements included in this report.
CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES
As of June 30, 2024, we had cash, cash equivalents and marketable securities totaling approximately $1.9 billion compared to approximately $1.0 billion as of December 31, 2023. The increase in the balance was primarily due to cash flows from operations, the receipt of $437.5 million from Samsung BioLogics related to the sale of our 49.9% equity interest in Samsung Bioepis and the receipt of $103.0 million from the sale of one of our two PRV's, partially offset by $650.0 million of cash used for the repayment of our 2023 Term Loan.
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
The following table summarizes the fair value of our significant common stock investments in our strategic investment portfolio:

(In millions)	June 30, 2024	December 31, 2023
Denali	$232.4	$273.6
Sage	67.8	135.3
Sangamo	2.5	7.9
Total	$302.7	$416.8
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
CASH FLOW
The following table summarizes our cash flow activity:

	For the Six Months Ended June 30,
(In millions, except percentages)	2024	2023	% Change
Net cash flow provided by (used in) operating activities	$1,179.0	$942.3	25.1%
Net cash flow provided by (used in) investing activities	400.5	(1,706.5)	123.5
Net cash flow provided by (used in) financing activities	(684.8)	(53.2)	nm

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

For the six months ended June 30, 2024, compared to the same period in 2023, the increase in net cash flow provided by operating activities was primarily due to lower employee-benefit payments made during the first quarter of 2024, as compared to the same period in 2023, timing of payments and changes in non-cash adjustments to net income. The increase was partially offset by an increase in inventory levels, primarily associated with our contract manufacturing for LEQEMBI.
INVESTING ACTIVITIES
For the six months ended June 30, 2024, compared to the same period in 2023, the change in net cash flow in investing activities was primarily due to the receipt of $437.5 million from Samsung BioLogics related to the sale of our 49.9% equity interest in Samsung Bioepis, the receipt of $103.0 million from the sale of one of our two PRV's and lower net purchases of marketable securities in 2024.
FINANCING ACTIVITIES
For the six months ended June 30, 2024, compared to the same period in 2023, the increase in net cash flow used in financing activities was primarily due to the repayment of our 2023 Term Loan for $650.0 million during 2024.
For additional information on the sale of our equity interest in Samsung Bioepis and the sale of our PRV, please read Note 3, Dispositions, to our condensed consolidated financial statements included in this report. For additional information on our 2023 Term Loan, please read Note 13, Indebtedness, to our condensed consolidated financial statements included in this report.
CAPITAL RESOURCES
DEBT AND CREDIT FACILITIES
LONG-TERM DEBT AND TERM LOAN CREDIT AGREEMENTS
Our long-term obligations primarily consist of long-term debt related to our Senior Notes with final maturity dates ranging between 2025 and 2051. As of June 30, 2024, our outstanding balance related to long-term debt was $6,292.0 million.
In connection with our acquisition of Reata in September 2023 we entered into a $1.5 billion term loan credit agreement (2023 Term Loan). On the closing date of the Reata acquisition we drew $1.0 billion from the 2023 Term Loan, comprised of a $500.0 million floating rate 364-day tranche and a $500.0 million floating rate three-year tranche. The remaining unused commitment of $500.0 million was terminated. As of December 31, 2023, we repaid $350.0 million of the 364--day tranche. The remaining $150.0 million portion of the 364-day tranche was repaid during the first quarter of 2024.
Additionally, during the first quarter of 2024 we repaid $250.0 million of the three-year tranche, with the remaining $250.0 million portion of the three-year tranche being subsequently repaid during the second quarter of 2024. As of June 30, 2024, the 2023 Term Loan was paid in full.
2020 REVOLVING CREDIT FACILITY
In January 2020 we entered into a $1.0 billion, five-year senior unsecured revolving credit facility under which we are permitted to draw funds for working capital and general corporate purposes. The terms of the revolving credit facility include a financial covenant that requires us not to exceed a maximum consolidated leverage ratio. As of June 30, 2024 and December 31, 2023, we had no outstanding borrowings and were in compliance with all covenants under this facility.
For a summary of the fair and carrying values of our outstanding borrowings as of June 30, 2024 and December 31, 2023, please read Note 8, Fair Value Measurements, to our condensed consolidated financial statements included in this report.
For additional information on our Senior Notes and credit facility please read, Note 13, Indebtedness, to our consolidated financial statements included in our 2023 Form 10-K.
SHARE REPURCHASE PROGRAMS
In October 2020 our Board of Directors authorized our 2020 Share Repurchase Program, which is a program to repurchase up to $5.0 billion of our common stock. Our 2020 Share Repurchase Program does not have an expiration date. All shares repurchased under our 2020 Share Repurchase Program were retired. There were no share repurchases of our common stock during the three and six months ended June 30, 2024 and 2023. Approximately $2.1 billion remained available under our 2020 Share Repurchase Program as of June 30, 2024.
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
CONTINGENT DEVELOPMENT, REGULATORY AND COMMERCIAL MILESTONE PAYMENTS
Based on our development plans as of June 30, 2024, we could trigger potential future milestone payments to third parties of up to approximately $5.1 billion, including approximately $0.9 billion in development milestones, approximately $0.4 billion in regulatory milestones and approximately $3.8 billion in commercial milestones, as part of our various collaborations, including licensing and development programs. Payments under these agreements generally become due and payable upon achievement of certain development, regulatory or commercial milestones. Because the achievement of these milestones was not considered probable as of June 30, 2024, such contingencies have not been recorded in our financial statements. Amounts related to contingent milestone payments are not considered contractual obligations as they are contingent on the successful achievement of certain development, regulatory or commercial milestones.
If certain clinical and commercial milestones are met, we may pay up to approximately $26.7 million in milestones in 2024 under our current agreements, excluding opt-in payments.
OTHER FUNDING COMMITMENTS
As of June 30, 2024, we have several ongoing clinical studies in various clinical trial stages. Our most significant clinical trial expenditures are to CROs. The contracts with CROs are generally cancellable, with notice, at our option. We recorded accrued expense of approximately $40.3 million in our condensed consolidated balance sheets for expenditures incurred by CROs as of June 30, 2024. We have approximately $573.6 million in cancellable future commitments based on existing CRO contracts as of June 30, 2024.
TAX RELATED OBLIGATIONS
We exclude liabilities pertaining to uncertain tax positions from our summary of contractual obligations as we cannot make a reliable estimate of the period of cash settlement with the respective taxing authorities. As of June 30, 2024, we have approximately $161.9 million of liabilities associated with uncertain tax positions.
As of June 30, 2024 and December 31, 2023, we have accrued income tax liabilities of approximately $234.0 million and $419.5 million, respectively, under the Transition Toll Tax. The amount accrued as of June 30, 2024, is expected to be paid within one year. The Transition Toll Tax is being paid in installments over an eight-year period, which started in 2018, and will not accrue interest.
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
During the second quarter of 2018 the International Practices Task Force of the Center for Audit Quality categorized Argentina as a country with a projected three-year cumulative inflation rate greater than 100.0%, which indicated that Argentina's economy is highly inflationary. This categorization did not have a material impact on our results of operations or financial position as of June 30, 2024, and is not expected to have a material impact on our results of operations or financial position in the future. In December 2023 the Argentinian Peso experienced a substantial devaluation following a presidential election. The devaluation resulted in a $16.0 million charge recorded during the fourth quarter of 2023 in other (income) expense, net within our consolidated statements of income for the year ended December 31, 2023, included in our 2023 Form 10-K.
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
The following quantitative information includes the impact of currency movements on forward contracts used in our revenue, operating expense and balance sheet hedging programs. As of June 30, 2024 and December 31, 2023, a hypothetical adverse 10.0% movement in foreign currency exchange rates compared to the U.S. dollar across all maturities would result in a hypothetical decrease in the fair value of forward contracts of approximately $256.2 million and $249.4 million, respectively. The estimated fair value change was determined by measuring the impact of the hypothetical exchange rate movement on outstanding forward contracts. Our use of this methodology to quantify the market risk of such instruments is subject to assumptions and actual impact could be significantly different. The quantitative information about market risk is limited because it does not take into account all foreign currency operating transactions.
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
We believe that our allowance for doubtful accounts was adequate as of June 30, 2024 and December 31, 2023.
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
Changes in the fair value of these equity securities are impacted by the volatility of the stock market and changes in general economic conditions, among other factors. The potential change in fair value for equity price sensitive instruments has been assessed on a hypothetical 10.0% adverse movement. As of June 30, 2024 and December 31, 2023, a hypothetical adverse 10.0% movement would result in a hypothetical decrease in fair value of approximately $30.3 million and $41.7 million, respectively.
ITEM 4.     CONTROLS AND PROCEDURES
DISCLOSURE CONTROLS AND PROCEDURES AND INTERNAL CONTROL OVER FINANCIAL REPORTING
CONTROLS AND PROCEDURES
We have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of June 30, 2024. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that:

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
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
For a discussion of legal proceedings as of June 30, 2024, please read Note 21, Litigation, to our condensed consolidated financial statements included in this report, which is incorporated into this item by reference.
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
Product development is very expensive and involves a high degree of uncertainty and risk and may not be successful. Only a small number of research and development programs result in the commercialization of a product. It is difficult to predict the success and the time and cost of product development of novel approaches for the treatment of diseases. The development of novel approaches for the treatment of diseases, including development efforts in new modalities such as those based on the antisense oligonucleotide platform and gene therapy, may present additional challenges and risks, including obtaining approval from regulatory authorities that have limited experience with the development of such therapies. For example, we are currently seeking approval of LEQEMBI in Europe and Eisai will be seeking reexamination of the CHMP opinion, and the approval of a subcutaneous formulation of LEQEMBI in the U.S. and any delays or challenges may impact our ability to realize the anticipated benefits from LEQEMBI.
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
The successful execution of our strategic and growth initiatives may depend upon internal development projects, commercial initiatives and external opportunities, which may include the acquisition and in-licensing of products, technologies, companies, the entry into strategic alliances and collaborations or our Fit for Growth program, as well as our ability to execute on strategic decisions and initiatives.
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
We may fail to initiate or complete transactions for many reasons, including failure to obtain regulatory or other approvals as well as a result of disputes or litigation. Furthermore, we may not be able to achieve the full strategic and financial benefits expected to result from transactions or strategic decisions, such as the decision to retain the biosimilars business, or the benefits may be delayed or not occur at all. We may also face additional costs or liabilities in completed transactions that were not contemplated prior to completion.
Any failure in the execution of a transaction, in the integration of an acquired asset or business or in achieving expected synergies could result in slower growth, higher than expected costs, the recording of asset impairment charges and other actions which could adversely affect our business, financial condition and results of operations. For example, we recently acquired Reata and HI-Bio and are in the process of integrating Reata and HI-Bio into our Company. The ultimate success of our acquisitions of Reata and HI-Bio and our ability to realize the anticipated benefits from the acquisitions, including future performance of the SKYCLARYS product and further development of the felzartamab product and anticipated synergies, depends on, among other things, how effective we are in integrating the Biogen, Reata and HI-Bio operations.
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
•Risks Relating to Compliance with current GMP (cGMP). We and our third-party providers are required to maintain compliance with cGMP and other stringent requirements, as applicable, and are subject to inspections by the FDA and other regulatory authorities to confirm compliance. Any delay, interruption or other issues that arise in the manufacture, fill-finish, packaging or storage of our products as a result of a failure of our facilities or operations or those of third-parties to receive regulatory approval or pass any regulatory agency inspection could significantly impair our ability to develop and commercialize our products. Significant noncompliance could also result in the imposition of monetary penalties or other civil or criminal sanctions and damage our reputation.
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
As a global biopharmaceutical company, we are subject to taxation in numerous countries, states and other jurisdictions. As a result, our effective tax rate is derived from a combination of applicable tax rates, including withholding taxes, in the various places that we operate. In preparing our financial statements, we estimate the amount of tax that will become payable in each of such places. Our effective tax rate may be different than experienced in the past or our current expectations due to many factors, including changes in the mix of our profitability from country to country, the results of examinations and audits of our tax filings, adjustments to the value of our uncertain tax positions, interpretations by tax authorities or other bodies with jurisdiction, the result of tax cases, changes in accounting for income taxes and changes in tax laws and regulations either prospectively or retrospectively and the effects of the integration of Reata and HI-Bio.
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
Our business involves environmental and operational risks, which include the cost of compliance and the risk of contamination or injury.
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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES
The following table summarizes our common stock repurchase activity under our 2020 Share Repurchase Program during the second quarter of 2024:

Period	Total Number of Shares Purchased (#)	Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Programs (#)	Approximate Dollar Value of Shares That May Yet Be Purchased Under Our Programs ($ in millions)
April 1, 2024 - April 30, 2024	—	$—	—	$2,050.0
May 1, 2024 - May 31, 2024	—	$—	—	$2,050.0
June 1, 2024 - June 30, 2024	—	$—	—	$2,050.0
Total(1)	—	$—

(1) There were no share repurchases during the second quarter of 2024.
In October 2020 our Board of Directors authorized our 2020 Share Repurchase Program, which is a program to repurchase up to $5.0 billion of our common stock. Our 2020 Share Repurchase Program does not have an expiration date. All shares repurchased under our 2020 Share Repurchase Program were retired. There were no share repurchases of our common stock during the three and six months ended June 30, 2024 and 2023. Approximately $2.1 billion remained available under our 2020 Share Repurchase Program as of June 30, 2024.
ITEM 5.    OTHER INFORMATION
TRADING ARRANGEMENTS
There were no trading arrangements for the purchase or sale of our securities entered into or terminated by our Directors or Officers during the second quarter of 2024.

ITEM 6.    EXHIBITS
The exhibits listed below are filed or furnished as part of this Quarterly Report on Form 10-Q.
EXHIBIT INDEX

Exhibit Number	Description of Exhibit
4.1	Amended and Restated Certificate of Incorporation, as amended. Incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.

4.2	Certificate of Amendment to the Certificate of Incorporation. Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on March 27, 2015.

4.3	Certificate of Amendment of Biogen Inc.’s Amended and Restated Certificate of Incorporation, as amended. Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on June 8, 2021.

4.4	Certificate of Amendment of Biogen Inc.’s Amended and Restated Certificate of Incorporation, as amended. Incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-8 filed on June 20, 2024.

4.5	Fifth Amended and Restated Bylaws. Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on December 12, 2023.

10.1*	Biogen Inc. 2024 Omnibus Equity Plan. Filed as Appendix C to Biogen’s Definitive Proxy Statement on Schedule 14A filed on April 26, 2024.

10.2*	Biogen Inc. 2024 Employee Stock Purchase Plan. Filed as Appendix D to Biogen’s Definitive Proxy Statement on Schedule 14A filed on April 26, 2024.

10.3+*	Form of performance share award agreement under the Biogen Inc. 2024 Omnibus Equity Plan.

10.4+*	Form of restricted stock unit award agreement under the Biogen Inc. 2024 Omnibus Equity Plan.

10.5+*	Form of restricted stock unit award agreement for non-employee Director's under the Biogen Inc. 2024 Omnibus Equity Plan.

31.1+	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1++	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101++
The following materials from Biogen Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flow, (v) the Condensed Consolidated Statements of Equity and (vi) Notes to Condensed Consolidated Financial Statements.

104++	The cover page from this Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline XBRL.

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
August 1, 2024