Form 10-Q
period 2024-09-30
BIOGEN INC.
filed 2024-10-30
CIK 875045

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the issuer’s Common Stock, $0.0005 par value, outstanding as of October 29, 2024, was 145,719,340 shares.

BIOGEN INC.
FORM 10-Q — Quarterly Report
For the Quarterly Period Ended September 30, 2024

NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements that are being made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995 (the PSLRA) with the intention of obtaining the benefits of the “Safe Harbor” provisions of the PSLRA. These forward-looking statements may be accompanied by such words as “aim,” “anticipate,” “believe,” “could,” "contemplate," "continue," “estimate,” “expect,” “forecast,” "goal," “intend,” “may,” “plan,” “potential,” “possible,” "predict," "project", "should," "target," “will,” “would” or the negative of these words or other words and terms of similar meaning. Reference is made in particular to forward-looking statements regarding:
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
•the potential impact of increased product competition in the markets in which we compete, including increased competition from new originator therapies, generics, prodrugs and biosimilars of existing products and products approved under abbreviated regulatory pathways, including generic or biosimilar versions of our marketed products or competing products;
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
•the direct and indirect impact of global health outbreaks or adverse weather events on our business and operations, including sales, expense, reserves and allowances, the supply chain, manufacturing, research and development costs, clinical trials and employees;
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

DEFINED TERMS

2023 Form 10-K	Annual Report on Form 10-K for the year ended December 31, 2023
2020 Share Repurchase Program	Board of Directors authorized program to repurchase up to $5.0 billion of our common stock
2024 Omnibus Equity Plan	Biogen Inc. 2024 Omnibus Equity Plan
2017 Omnibus Equity Plan	Biogen Inc. 2017 Omnibus Equity Plan
2024 ESPP	Biogen Inc. 2024 Employee Stock Purchase Plan
2015 ESPP	Biogen Inc. 2015 Employee Stock Purchase Plan
2023 Term Loan	$1.5 billion term loan credit agreement
AbbVie	AbbVie Inc.
Acorda	Acorda Therapeutics, Inc.
AI	Artificial Intelligence
Alkermes	Alkermes plc
ALS	Amyotrophic Lateral Sclerosis
AMR	Antibody-Mediated Rejection
AOCI	Accumulated Other Comprehensive Income (Loss)
ASO	Antisense Oligonucleotide
ASU	Accounting Standards Update
ATV	Antibody Transport Vehicle
BLA	Biologics License Application
Blackstone	Blackstone Life Sciences
CCPA	California Consumer Privacy Act
CHMP	Committee for Medicinal Products for Human Use
CISA	Cybersecurity and Infrastructure Security Agency
CJEU	Court of Justice of the European Union
CLE	Cutaneous Lupus Erythematosus
CLL	Chronic Lymphocytic Leukemia
CLO	Chief Legal Officer
CODM	Chief Operating Decision Maker
Convergence	Convergence Pharmaceuticals Ltd.
CRL	Complete Response Letter
CROs	Contract Research Organizations
DEA	Drug Enforcement Agency
Denali	Denali Therapeutics Inc.
Directors Plan	Biogen Inc. 2015 Non-Employee Directors Equity Plan
District Court	U.S. District Court for the District of Massachusetts
DOJ	U.S. Department of Justice
EC	European Commission
Eisai	Eisai Co., Ltd.
EMA	European Medicines Agency
EPO	European Patent Office
ERM	Enterprise Risk Management
E.U.	European Union
FA	Friedreich's Ataxia
FASB	Financial Accounting Standards Board
FCPA	Foreign Corrupt Practices Act
FDA	U.S. Food and Drug Administration
FDIC	Federal Deposit Insurance Corporation

DEFINED TERMS (continued)

Fit for Growth	Cost saving program initiated in 2023
FSS	Federal Supply Schedule
Genentech	Genentech, Inc.
GILTI	Global Intangible Low Tax Income
GloBE	Global Anti-Base Erosion
GMP	Good Manufacturing Practices
HI-Bio	Human Immunology Biosciences, Inc.
Humana	Humana Inc.
IgAN	Immunoglobulin A Nephropathy
IPR&D	In-process Research and Development
Ionis	Ionis Pharmaceuticals Inc.
IRA	Inflation Reduction Act of 2022
IT	Information Technology
IV	Intravenous
LHI	Large Hemispheric Infarction
LRRK2	Leucine-Rich Repeat Kinase 2
MAA	Marketing Authorization Application
MDD	Major Depressive Disorder
MS	Multiple Sclerosis
Mylan Ireland	Mylan Ireland Ltd.
NCD	National Coverage Decision
NDA	New Drug Application
Neurimmune	Neurimmune SubOne AG
NMPA	National Medicinal Products Administration
OECD	Organization for Economic Co-operation and Development
ODD	Orphan Drug Designation
OIE	Other (Income) Expense, Net
PDUFA	Prescription Drug User Fee Act
PMN	Primary Membranous Nephropathy
Polpharma	Polpharma Biologics S.A.
PPACA	Patient Protection and Affordable Care Act
PPD	Postpartum Depression
PPMS	Primary Progressive MS
PRV	Priority Review Voucher
R&D	Research and Development
Reata	Reata Pharmaceuticals, Inc.
RMS	Relapsing MS
RRMS	Relapsing-Remitting MS
RTP	Research Triangle Park
Sage	Sage Therapeutics, Inc.
Samsung Bioepis	Samsung Bioepis Co., Ltd.
Samsung BioLogics	Samsung BioLogics Co., Ltd.
Sangamo	Sangamo Therapeutics, Inc.
SEC	U.S. Securities and Exchange Commission
SG&A	Selling, General and Administrative
SLE	Systemic Lupus Erythematosus
SMA	Spinal Muscular Atrophy

DEFINED TERMS (continued)

SMN	Survival Motor Neuron
SOD1	Superoxide Dismutase 1
SWISSMEDIC	Swiss Agency for Therapeutic Products
TBA	Technical Boards of Appeal
Transition Toll Tax	A one-time mandatory deemed repatriation tax on accumulated foreign subsidiaries' previously untaxed foreign earnings
U.K.	United Kingdom
U.S.	United States
U.S. GAAP	Accounting Principles Generally Accepted in the U.S.
VA	Veterans Administration

PART I FINANCIAL INFORMATION

BIOGEN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited, in millions, except per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue:
Product, net	$1,769.4	$1,805.2	$5,380.9	$5,414.3
Revenue from anti-CD20 therapeutic programs	446.2	420.9	1,284.7	1,253.8
Contract manufacturing, royalty and other revenue	250.2	304.2	555.6	781.2
Total revenue	2,465.8	2,530.3	7,221.2	7,449.3
Cost and expense:
Cost of sales, excluding amortization and impairment of acquired intangible assets	638.7	659.6	1,726.9	1,915.1
Research and development	542.7	736.3	1,509.5	1,891.1
Selling, general and administrative	588.4	788.2	1,723.7	1,941.2
Amortization and impairment of acquired intangible assets	130.3	60.9	295.5	164.0
Collaboration profit sharing/(loss reimbursement)	69.3	50.5	197.3	164.5
(Gain) loss on fair value remeasurement of contingent consideration	23.8	—	23.8	—
Restructuring charges	6.8	76.0	24.9	120.0
Gain on sale of priority review voucher, net	—	—	(88.6)	—
Other (income) expense, net	14.8	300.0	193.7	248.2
Total cost and expense	2,014.8	2,671.5	5,606.7	6,444.1
Income (loss) before income tax (benefit) expense	451.0	(141.2)	1,614.5	1,005.2
Income tax (benefit) expense	62.5	(72.9)	249.0	92.6
Net income (loss)	388.5	(68.3)	1,365.5	912.6
Net income (loss) attributable to noncontrolling interests, net of tax	—	(0.2)	—	1.2
Net income (loss) attributable to Biogen Inc.	$388.5	$(68.1)	$1,365.5	$911.4

Net income (loss) per share:
Basic earnings (loss) per share attributable to Biogen Inc.	$2.67	$(0.47)	$9.38	$6.30
Diluted earnings (loss) per share attributable to Biogen Inc.	$2.66	$(0.47)	$9.35	$6.26

Weighted-average shares used in calculating:
Basic earnings (loss) per share attributable to Biogen Inc.	145.7	144.8	145.5	144.7
Diluted earnings (loss) per share attributable to Biogen Inc.	146.1	144.8	146.0	145.5

See accompanying notes to these unaudited condensed consolidated financial statements.

BIOGEN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in millions)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Net income (loss) attributable to Biogen Inc.	$388.5	$(68.1)	$1,365.5	$911.4
Other comprehensive income (loss):
Unrealized gains (losses) on securities available for sale, net of tax	—	14.5	—	15.7
Unrealized gains (losses) on cash flow hedges, net of tax	(41.0)	29.6	(6.2)	1.1
Unrealized gains (losses) on pension benefit obligation, net of tax	0.3	(0.1)	0.2	0.6
Currency translation adjustment	41.0	(30.5)	14.0	(11.8)
Total other comprehensive income (loss), net of tax	0.3	13.5	8.0	5.6
Comprehensive income (loss) attributable to Biogen Inc.	388.8	(54.6)	1,373.5	917.0
Comprehensive income (loss) attributable to noncontrolling interests, net of tax	—	(0.2)	—	1.2
Comprehensive income (loss)	$388.8	$(54.8)	$1,373.5	$918.2

See accompanying notes to these unaudited condensed consolidated financial statements.

BIOGEN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in millions, except per share amounts)

	As of September 30, 2024	As of December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$1,699.2	$1,049.9
Accounts receivable, net of allowance for doubtful accounts of $2.0 and $2.4, respectively	1,536.2	1,664.1
Due from anti-CD20 therapeutic programs	451.9	435.9
Inventory	2,469.2	2,527.4
Other current assets	674.0	1,182.0
Total current assets	6,830.5	6,859.3
Property, plant and equipment, net	3,210.9	3,309.7
Operating lease assets	380.4	420.0
Intangible assets, net	9,805.5	8,363.0
Goodwill	6,485.8	6,219.2
Deferred tax asset	968.7	928.6
Investments and other assets	631.4	745.0
Total assets	$28,313.2	$26,844.8
LIABILITIES AND EQUITY
Current liabilities:
Current portion notes payable and term loan	$1,748.1	$150.0
Taxes payable	499.1	257.4
Accounts payable	422.7	403.3
Accrued expense and other	2,755.1	2,623.6
Total current liabilities	5,425.0	3,434.3
Notes payable and term loan	4,545.8	6,788.2
Deferred tax liability	882.4	641.8
Long-term operating lease liabilities	357.0	400.0
Other long-term liabilities	744.1	781.1
Total liabilities	11,954.3	12,045.4
Commitments, contingencies and guarantees
Equity:
Biogen Inc. shareholders’ equity:
Preferred stock, par value $0.001 per share	—	—
Common stock, par value $0.0005 per share	0.1	0.1
Additional paid-in capital	488.5	302.5
Accumulated other comprehensive income (loss)	(145.7)	(153.7)
Retained earnings	18,993.1	17,627.6
Treasury stock, at cost	(2,977.1)	(2,977.1)
Total equity	16,358.9	14,799.4
Total liabilities and equity	$28,313.2	$26,844.8

See accompanying notes to these unaudited condensed consolidated financial statements.

BIOGEN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(unaudited, in millions)

	For the Nine Months Ended September 30,
	2024	2023
Cash flow from operating activities:
Net income	$1,365.5	$912.6
Adjustments to reconcile net income to net cash flow from operating activities:
Depreciation and amortization	489.2	354.7
Impairment of intangible assets	20.2	—
Excess and obsolescence charges related to inventory	68.7	62.1
Amortization of acquired inventory step-up	185.1	—
Share-based compensation	216.1	209.3
Contingent consideration	23.8	—
Deferred income taxes	(99.7)	(377.7)
(Gain) loss on strategic investments	22.7	275.7
Gain on sale of priority review voucher, net	(88.6)	—
Other	95.1	98.6
Changes in operating assets and liabilities, net of effects of business acquired:
Accounts receivable	127.6	(76.5)
Due from anti-CD20 therapeutic programs	(15.9)	3.1
Inventory	(207.4)	(34.9)
Accrued expense and other current liabilities	(84.2)	293.9
Income tax assets and liabilities	62.1	(114.8)
Other changes in operating assets and liabilities, net	(65.7)	(71.4)
Net cash flow provided by (used in) operating activities	2,114.6	1,534.7
Cash flow from investing activities:
Purchases of property, plant and equipment	(114.4)	(211.8)
Proceeds from sales and maturities of marketable securities	—	7,380.8
Purchases of marketable securities	—	(5,140.7)
Acquisition of Reata, net of cash acquired	—	(6,335.6)
Acquisition of HI-Bio, net of cash acquired	(1,074.8)	—
Proceeds from sale of equity interest in Samsung Bioepis	406.8	788.1
Proceeds from sale of priority review voucher	88.6	—
Acquisitions of intangible assets	(179.1)	(34.4)
Proceeds from sales of strategic investments	96.7	106.2
Other	(4.4)	(1.3)
Net cash flow provided by (used in) investing activities	(780.6)	(3,448.7)
Cash flow from financing activities:
Payments related to issuance of stock for share-based compensation arrangements, net	(34.8)	(48.0)
Repayment of borrowings	(650.0)	(159.9)
Proceeds from borrowings	—	997.2
Net (distribution) contribution to noncontrolling interest	—	4.2
Other	(6.6)	1.9
Net cash flow provided by (used in) financing activities	(691.4)	795.4
Net increase (decrease) in cash and cash equivalents	642.6	(1,118.6)
Effect of exchange rate changes on cash and cash equivalents	6.7	(12.8)
Cash and cash equivalents, beginning of the period	1,049.9	3,419.3
Cash and cash equivalents, end of the period	$1,699.2	$2,287.9

See accompanying notes to these unaudited condensed consolidated financial statements.

BIOGEN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited, in millions)

	For the Three Months Ended September 30, 2024
	Preferred stock		Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Treasury stock		Total equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance, June 30, 2024	—	$—	169.5	$0.1	$407.5	$(146.0)	$18,604.6	(23.8)	$(2,977.1)	$15,889.1
Net income (loss)	—	—	—	—	—	—	388.5	—	—	388.5
Other comprehensive income (loss), net of tax	—	—	—	—	—	0.3	—	—	—	0.3
Issuance of common stock under stock option and stock purchase plans	—	—	—	—	7.6	—	—	—	—	7.6
Issuance of common stock under stock award plan	—	—	—	—	(1.6)	—	—	—	—	(1.6)
Compensation related to share-based payments	—	—	—	—	75.0	—	—	—	—	75.0
Other	—	—	—	—	—	—	—	—	—	—
Balance, September 30, 2024	—	$—	169.5	$0.1	$488.5	$(145.7)	$18,993.1	(23.8)	$(2,977.1)	$16,358.9

	For the Nine Months Ended September 30, 2024
	Preferred stock		Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Treasury stock		Total equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance, December 31, 2023	—	$—	168.7	$0.1	$302.5	$(153.7)	$17,627.6	(23.8)	$(2,977.1)	$14,799.4
Net income (loss)	—	—	—	—	—	—	1,365.5	—	—	1,365.5
Other comprehensive income (loss), net of tax	—	—	—	—	—	8.0	—	—	—	8.0
Issuance of common stock under stock option and stock purchase plans	—	—	0.2	—	31.2	—	—	—	—	31.2
Issuance of common stock under stock award plan	—	—	0.6	—	(66.0)	—	—	—	—	(66.0)
Compensation related to share-based payments	—	—	—	—	224.0	—	—	—	—	224.0
Other	—	—	—	—	(3.2)	—	—	—	—	(3.2)
Balance, September 30, 2024	—	$—	169.5	$0.1	$488.5	$(145.7)	$18,993.1	(23.8)	$(2,977.1)	$16,358.9

See accompanying notes to these unaudited condensed consolidated financial statements.

BIOGEN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY - (Continued)
(unaudited, in millions)

	For the Three Months Ended September 30, 2023
	Preferred stock		Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Treasury stock		Total Biogen Inc. shareholders’ equity	Noncontrolling interests	Total equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance, June 30, 2023	—	$—	168.6	$0.1	$170.7	$(172.8)	$17,446.0	(23.8)	$(2,977.1)	$14,466.9	$(6.4)	$14,460.5
Net income (loss)	—	—	—	—	—	—	(68.1)	—	—	(68.1)	(0.2)	(68.3)
Other comprehensive income (loss), net of tax	—	—	—	—	—	13.5	—	—	—	13.5	—	13.5
Capital contribution from noncontrolling interest	—	—	—	—	—	—	—	—	—	—	2.5	2.5
Issuance of common stock under stock option and stock purchase plans	—	—	0.1	—	9.3	—	—	—	—	9.3	—	9.3
Issuance of common stock under stock award plan	—	—	—	—	(2.7)	—	—	—	—	(2.7)	—	(2.7)
Compensation related to share-based payments	—	—	—	—	64.8	—	—	—	—	64.8	—	64.8
Other	—	—	—	—	0.1	—	—	—	—	0.1	—	0.1
Balance, September 30, 2023	—	$—	168.7	$0.1	$242.2	$(159.3)	$17,377.9	(23.8)	$(2,977.1)	$14,483.8	$(4.1)	$14,479.7

	For the Nine Months Ended September 30, 2023
	Preferred stock		Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Treasury stock		Total Biogen Inc. shareholders’ equity	Noncontrolling interests	Total equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance, December 31, 2022	—	$—	167.9	$0.1	$73.3	$(164.9)	$16,466.5	(23.8)	$(2,977.1)	$13,397.9	$(9.5)	$13,388.4
Net income (loss)	—	—	—	—	—	—	911.4	—	—	911.4	1.2	912.6
Other comprehensive income (loss), net of tax	—	—	—	—	—	5.6	—	—	—	5.6	—	5.6
Capital contribution from noncontrolling interest	—	—	—	—	—	—	—	—	—	—	4.2	4.2
Issuance of common stock under stock option and stock purchase plans	—	—	0.2	—	38.7	—	—	—	—	38.7	—	38.7
Issuance of common stock under stock award plan	—	—	0.6	—	(86.7)	—	—	—	—	(86.7)	—	(86.7)
Compensation related to share-based payments	—	—	—	—	217.8	—	—	—	—	217.8	—	217.8
Other	—	—	—	—	(0.9)	—	—	—	—	(0.9)	—	(0.9)
Balance, September 30, 2023	—	$—	168.7	$0.1	$242.2	$(159.3)	$17,377.9	(23.8)	$(2,977.1)	$14,483.8	$(4.1)	$14,479.7

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
We also have collaborations with Eisai on the commercialization of LEQEMBI for the treatment of Alzheimer's disease and Sage on the commercialization of ZURZUVAE for the treatment of PPD. We have certain business and financial rights with respect to RITUXAN for the treatment of non-Hodgkin's lymphoma, CLL and other conditions; RITUXAN HYCELA for the treatment of non-Hodgkin's lymphoma and CLL; GAZYVA for the treatment of CLL and follicular lymphoma; OCREVUS for the treatment of PPMS and RMS; LUNSUMIO for the treatment of relapsed or refractory follicular lymphoma; COLUMVI, a bispecific antibody for the treatment of non-Hodgkin's lymphoma; and have the option to add other potential anti-CD20 therapies, pursuant to our collaboration arrangements with Genentech, a wholly-owned member of the Roche Group.
On July 2, 2024, we completed the acquisition of HI-Bio. As a result of this transaction we acquired HI-Bio's lead asset, felzartamab, an anti-CD38 antibody currently being evaluated for three leading indications, AMR, PMN and IgAN. For additional information on our acquisition of HI-Bio, please read Note 2, Acquisitions, to these condensed consolidated financial statements.
We commercialize a portfolio of biosimilars of advanced biologics including BENEPALI, an etanercept biosimilar referencing ENBREL; IMRALDI, an adalimumab biosimilar referencing HUMIRA; FLIXABI, an infliximab biosimilar referencing REMICADE; and BYOOVIZ, a ranibizumab biosimilar referencing LUCENTIS, in certain international markets, as well as TOFIDENCE, a tocilizumab biosimilar referencing ACTEMRA, in the U.S. and certain international markets. We also have commercialization rights related to OPUVIZ, an aflibercept biosimilar referencing EYLEA.
For additional information on our collaboration arrangements, please read Note 19, Collaborative and Other Relationships, to these unaudited condensed consolidated financial statements (condensed consolidated financial statements).
Basis of Presentation
In the opinion of management, our condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair statement of our financial statements for interim periods in accordance with U.S. GAAP. The information included in this quarterly report on Form 10-Q should be read in conjunction with our audited consolidated financial statements and the accompanying notes included in our 2023 Form 10-K. Our accounting policies are described in the Notes to Consolidated Financial Statements in our 2023 Form 10-K and updated, as necessary, in this report. The year-end condensed consolidated balance sheet data presented for comparative purposes was derived from our audited financial statements, but does not include all disclosures required by U.S. GAAP. The results of operations for the three and nine months ended September 30, 2024, are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.
We operate as one operating segment, focused on advancing our pipeline in neurology, specialized immunology and rare diseases.

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

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
Segment Reporting
In November 2023 the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosure. This standard requires disclosure of significant segment expenses that are regularly provided to the CODM and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items to reconcile to segment profit or loss and the title and position of the entity's CODM. The amendments in this update also expand the interim segment disclosure requirements. All disclosure requirements under this standard are also required for public entities with a single reportable segment. This standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted and the amendments in this update are required to be applied on a retrospective basis. While this accounting standard will increase disclosures, we do not expect the adoption of this standard to have a material impact on our consolidated financial position or results of operations.
Income Taxes
In December 2023 the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This standard establishes incremental disaggregation of income tax disclosures pertaining to the effective tax rate reconciliation and income taxes paid. This standard is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted and the amendments in this update are required to be applied on a prospective basis with the option to apply it retrospectively. While this accounting standard will increase disclosures, we do not expect the adoption of this standard to have a material impact on our consolidated financial position or results of operations.

Note 2:	Acquisitions
Human Immunology Biosciences
On July 2, 2024, we completed the acquisition of all of the issued and outstanding shares of HI-Bio, a privately-held clinical-stage biotechnology company focused on targeted therapies for patients with severe immune-mediated diseases. HI-Bio's lead asset, felzartamab, an anti-CD38 antibody, is currently being evaluated for three leading indications, Antibody-Mediated Rejection (AMR), Primary Membranous Nephropathy (PMN) and Immunoglobulin A Nephropathy (IgAN). Felzartamab has received Breakthrough Therapy Designation and ODD from the FDA for development in the treatment of PMN and AMR and has received ODD in the treatment of antibody-mediated rejection in kidney transplant recipients. The acquisition of HI-Bio is expected to augment our pipeline and build on our expertise in immunology.
Under the terms of this acquisition, we paid shareholders of HI-Bio approximately $1.15 billion at closing and may pay up to an additional $650.0 million in potential future development and regulatory milestone payments. The $1.15 billion paid includes approximately $74.5 million related to HI-Bio's outstanding, non-vested equity awards, inclusive of employer taxes, of which $56.4 million was recognized as share-based compensation payments to settle non-vested equity awards attributable to the post-acquisition service period and therefore not reflected as a component of total purchase price paid. Of the total $56.4 million, we recognized approximately $42.5 million as a charge to research and development expense with the remaining $13.9 million as a charge to selling, general and administrative expense within our condensed consolidated statements of income for the three and nine months ended September 30, 2024. These amounts were associated with the accelerated vesting of stock options and RSUs previously granted to HI-Bio employees and required no future services to vest.
Upon closing we also paid an additional $43.7 million related to working capital adjustments as of the transaction close date, which was included as a component of total purchase price paid.
We funded this acquisition through available cash on hand and accounted for this acquisition as a business combination using the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations, and recorded assets acquired and liabilities assumed at their respective fair values as of the acquisition date.
In addition to the lead program felzartamab, the HI-Bio pipeline acquired includes izastobart/HIB210, an anti-C5aR1 antibody currently in a Phase 1 trial, and the potential for continued development in a range of complement-mediated diseases.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
Purchase Price Consideration
Total consideration transferred for the acquisition of HI-Bio is summarized as follows:

(In millions)	As of July 2, 2024
Cash consideration paid to HI-Bio shareholders(1)	$1,137.3
Contingent consideration	485.1
Total consideration	$1,622.4

(1) Represents total consideration paid to shareholders of HI-Bio of $1.15 billion, plus an additional $43.7 million related to working capital adjustments as of the transaction close date, less $56.4 million of cash paid for HI-Bio's outstanding, non-vested equity awards, inclusive of employer taxes, which were recognized as compensation attributable to the post-acquisition service period and therefore not reflected as a component of total consideration.
Contingent Consideration: We may make certain contingent payments to the former shareholders of HI-Bio upon the achievement of certain development and regulatory milestones. As of the acquisition date, the maximum aggregate amount payable for these potential milestones was $650.0 million. The acquisition-date fair value of these milestones was approximately $485.1 million and was estimated utilizing a probability-adjusted discounted cash flow calculation using an appropriate discount rate dependent on the nature and timing of the milestone payments, which ranged from 6.2% to 7.0%, and probabilities of technological and regulatory success ranging from 67.0% to near certain probability. Of the total contingent consideration, approximately $279.3 million related to milestones classified as short-term and reflected as a component of accrued expense and other with the remaining $205.8 million reflected as a component of other long-term liabilities within our condensed consolidated balance sheets. The short-term liability relates to the fourth patient dosed in a phase 3 clinical trial of felzartamab in a first and second indication, which would trigger milestone payments of $150.0 million each.
Subsequent changes in the fair value of the contingent consideration obligation will be recognized as (gain) loss on fair value remeasurement of contingent consideration within our condensed consolidated statements of income. This fair value measurement was based on significant inputs that are not observable in the market and thus represent Level 3 fair value measurements. For additional information related to the fair value of this obligation, please read Note 8, Fair Value Measurements, to these condensed consolidated financial statements.
Other Contractual Commitments: We acquired HI-Bio's pre-existing in-license commitments under third-party agreements, which include tiered royalties on potential future sales of felzartamab and izastobart/HIB210, ranging from high-single digit to mid-teen percentages, as well as potential future development, regulatory and commercial milestone payments related to felzartamab and izastobart/HIB210 of up to $130.0 million, $230.0 million and $640.0 million, respectively. Because the achievement of these milestones was not considered probable as of the transaction close date, such contingencies have not been recorded in our financial statements.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
Preliminary Purchase Price Allocation
The following table summarizes the preliminary purchase price allocation of the separately identifiable assets acquired and liabilities assumed as of July 2, 2024:

(In millions)	Estimated Fair Value as of July 2, 2024
Cash and cash equivalents	$62.5
Intangible assets:
IPR&D - felzartamab (IgAN)	920.0
IPR&D - felzartamab (AMR)	450.0
IPR&D - felzartamab (PMN)	265.0
Other clinical programs	7.9
Prepaid expense and other assets	1.0
Operating lease assets	1.2
Accounts payable	(1.1)
Accrued liabilities	(35.0)
Deferred tax liability	(304.4)
Operating lease liabilities	(1.2)
Total identifiable net assets	1,365.9
Goodwill	256.5
Total assets acquired and liabilities assumed	$1,622.4
Intangible assets: Intangible assets comprised of $1.6 billion of IPR&D related to HI-Bio's lead asset felzartamab. This includes $920.0 million of IPR&D related to felzartamab indication for IgAN, $450.0 million of IPR&D related to felzartamab indication for AMR and $265.0 million of IPR&D related to felzartamab indication for PMN. The estimated fair values of the program related intangible assets were determined using a multi-period excess earnings method, a form of the income approach, utilizing cash flow analyses and a discount rate of 14.5%. These fair value measurements were based on significant inputs that are not observable in the market and thus represent Level 3 fair value measurements.
Goodwill: Goodwill was calculated as the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from the other assets acquired that could not be individually identified and separately recognized. We recognized goodwill of approximately $256.5 million, which is not deductible for tax purposes. The goodwill recognized from our acquisition of HI-Bio is primarily the result of the deferred tax consequences from the transaction recorded for financial statement purposes.
Acquisition-related expenses: Acquisition-related expense, primarily comprised of advisory and legal fees, and other transaction costs, totaled approximately $2.8 million and were recorded within selling, general and administrative expense within our condensed consolidated statements of income for the three and nine months ended September 30, 2024.
Assumptions in the Allocations of Purchase Price
The results of operations of HI-Bio, along with the estimated fair values of the assets acquired and liabilities assumed in the HI-Bio acquisition, have been included in our condensed consolidated financial statements since the closing of the HI-Bio acquisition on July 2, 2024.
Our preliminary estimate of the fair value of the specifically identifiable assets acquired and liabilities assumed as of the date of acquisition is subject to the finalization of management's analysis related to certain matters, such as finalizing our assessment of intangible assets, goodwill and income taxes, among other items. The final determination of these fair values will be completed as additional information becomes available but no later than one year from the acquisition date. The final determination may result in asset and liability fair values that are different than the preliminary estimates. There were no purchase price allocation adjustments during the third quarter of 2024.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
Subsequent to the acquisition date, our results of operations include the results of operations of HI-Bio. HI-Bio operations had an immaterial impact on our results of operations for the three and nine months ended September 30, 2024. Due to the immateriality of HI-Bio's historic revenue and expenses, additional pro forma information combining the results of operations of Biogen and HI-Bio have not been included.
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
We funded this acquisition through available cash, cash equivalents and marketable securities, supplemented by the issuance of a $1.0 billion term loan under our 2023 Term Loan. For additional information on our 2023 Term Loan, please read Note 13, Indebtedness, to these condensed consolidated financial statements.
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

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
Purchase Price Allocation
We finalized purchase accounting for this acquisition in the third quarter of 2024. The following table summarizes the amounts recognized for assets acquired and liabilities assumed as of the acquisition date, and reflects measurement period adjustments made to the amounts initially recorded as of the acquisition date on September 26, 2023. The measurement period adjustments summarized below resulted from updates to our valuation assumptions related to the estimated amounts and timing of future cash flows associated with certain intangible assets, updates of our assumptions related to the quantities, selling location and remaining manufacturing and selling costs of acquired inventory, and other assets and liabilities. The related impact to our condensed consolidated statements of income that would have been recognized in previous periods if the adjustments were recognized as of the acquisition date is immaterial.

(In millions)	Amounts Recognized as of Acquisition Date (as adjusted) September 30, 2024
Cash and cash equivalents	$267.3
Accounts receivable	15.9
Inventory	1,259.0
Other current assets(1)	54.6
Intangible assets:
Completed technology for SKYCLARYS (U.S.)	4,200.0
In-process research and development (omaveloxolone)	2,300.0
Priority review voucher	100.0
Other clinical programs	40.0
Operating lease assets	121.2
Accrued expense and other(1)	(110.3)
Debt payable	(159.9)
Contingent payable to Blackstone	(300.0)
Deferred tax liability(1)	(909.3)
Operating lease liabilities	(151.8)
Other assets and liabilities, net	(2.5)
Total identifiable net assets	6,724.2
Goodwill(1)	469.2
Total assets acquired and liabilities assumed	$7,193.4

(1) Includes measurement period adjustments recorded in the first quarter of 2024 that increased accrued expense and other by $4.9 million, deferred tax liability by $4.1 million and goodwill by $9.0 million, as well as measurement period adjustments recorded in the third quarter of 2024 that increased other current assets by $1.0 million and accrued expense and other by $3.9 million, and decreased deferred tax liability by $7.2 million and goodwill by $4.3 million.
Inventory: Total inventory acquired was approximately $1.3 billion, which reflects a step-up in the fair value of finished goods and work-in-process inventory for SKYCLARYS. The fair value was determined based on the estimated selling price of the inventory, less the remaining manufacturing and selling costs and a normal profit margin on those manufacturing and selling efforts. This fair value step-up adjustment is being amortized to cost of sales within our condensed consolidated statements of income as the inventory is sold, which is expected to be sold over a period of approximately 4 years from the acquisition date. For the three and nine months ended September 30, 2024, amortization from the fair value step-up adjustment was approximately $50.9 million and $185.1 million, respectively. The three and nine months ended September 30, 2024, include approximately $2.5 million and $48.5 million, respectively, of inventory used for clinical purposes, which is reflected within research and development expense within our condensed consolidated statements of income.

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
Goodwill: Goodwill was calculated as the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from the other assets acquired that could not be individually identified and separately recognized. We recognized goodwill of approximately $469.2 million, which is not deductible for tax purposes. The goodwill recognized from our acquisition of Reata is primarily the result of the deferred tax consequences from the transaction recorded for financial statement purposes.
Acquisition-related expenses: Acquisition-related expense, primarily comprised of regulatory, advisory and legal fees, and other transaction costs, totaled approximately $26.3 million and were recorded within selling, general and administrative expense within our condensed consolidated statements of income for the three and nine months ended September 30, 2023.

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
For the nine months ended September 30, 2024, we recognized a gain of approximately $7.5 million to reflect the change in fair value associated with the passage of time related to the second deferred payment due to us, which was received in April 2024.
For the nine months ended September 30, 2023, we recognized a gain of approximately $13.7 million to reflect the change in fair value associated with changes in interest rates and the passage of time related to the first deferred payment due to us, which was received in April 2023. Additionally, for the three and nine months ended September 30, 2023, we recognized gains of approximately $7.1 million and $16.9 million, respectively, to reflect the changes in fair value associated with changes in interest rates and the passage of time related to the second deferred payment due to us, which was received in April 2024. These changes were recorded in other (income) expense, net in our condensed consolidated statements of income.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
For additional information on the sale of our equity interest in Samsung Bioepis, please read Note 3, Dispositions, to our consolidated financial statements included in our 2023 Form 10-K.
Sale of Priority Review Voucher
In April 2024 we completed the sale of our rare pediatric disease PRV, generated by the development associated with SPINRAZA, to a third party. In consideration for the PRV we received a cash payment of $103.0 million upon the closing of the PRV purchase, of which approximately $14.4 million was paid to Ionis. Our net portion of approximately $88.6 million was recognized in gain on sale of priority review voucher, net within our condensed consolidated statements of income for the nine months ended September 30, 2024.

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
Total charges incurred from our 2023 cost saving initiatives are summarized as follows:

	For the Three Months Ended September 30,
	2024			2023
(In millions)	Severance Costs	Accelerated Depreciation and Other Costs	Total	Severance Costs	Accumulated Depreciation and Other Costs	Total
Selling, general and administrative	$—	$9.1	$9.1	$—	$5.9	$5.9
Research and development	—	3.5	3.5	—	0.2	0.2
Restructuring charges	4.6	—	4.6	37.7	17.3	55.0
Total charges	$4.6	$12.6	$17.2	$37.7	$23.4	$61.1

	For the Nine Months Ended September 30,
	2024			2023
(In millions)	Severance Costs	Accelerated Depreciation and Other Costs	Total	Severance Costs	Accumulated Depreciation and Other Costs	Total
Selling, general and administrative	$—	$12.5	$12.5	$—	$17.4	$17.4
Research and development	—	10.6	10.6	—	0.7	0.7
Restructuring charges	20.2	—	20.2	62.6	33.8	96.4
Total charges	$20.2	$23.1	$43.3	$62.6	$51.9	$114.5
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

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
Total charges incurred from our Reata integration are summarized as follows:

	For the Three Months Ended September 30,
	2024			2023
(In millions)	Severance Costs	Accelerated Depreciation and Other Costs	Total	Severance Costs	Accumulated Depreciation and Other Costs	Total
Selling, general and administrative	$—	$1.6	$1.6	$—	$—	$—
Research and development	—	2.9	2.9	—	—	—
Restructuring charges	0.7	—	0.7	21.0	—	21.0
Total charges	$0.7	$4.5	$5.2	$21.0	$—	$21.0

	For the Nine Months Ended September 30,
	2024			2023
(In millions)	Severance Costs	Accelerated Depreciation and Other Costs	Total	Severance Costs	Accumulated Depreciation and Other Costs	Total
Selling, general and administrative	$—	$4.9	$4.9	$—	$—	$—
Research and development	—	8.9	8.9	—	—	—
Restructuring charges	3.2	—	3.2	21.0	—	21.0
Total charges	$3.2	$13.8	$17.0	$21.0	$—	$21.0
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
HI-Bio Integration
Additionally, following the close of our HI-Bio acquisition in July 2024, we implemented an integration plan designed to realize operating synergies through cost savings and avoidance. Under this initiative, we incurred approximately $1.5 million of severance and employment costs, which are reflected in restructuring charges within our condensed consolidated statements of income for the three and nine months ended September 30, 2024.
Restructuring Reserve
Charges and spending related to workforce reductions are summarized as follows:

	Workforce Reductions
(In millions)	2024	2023
Restructuring reserve as of January 1	$75.4	$35.9
Expense	11.5	7.1
Payment	(42.2)	(15.6)
Foreign currency and other adjustments	0.8	0.6
Restructuring reserve as of March 31	45.5	28.0
Expense	6.6	17.8
Payment	(11.9)	(13.4)
Foreign currency and other adjustments	—	(0.1)
Restructuring reserve as of June 30	40.2	32.3
Expense	6.8	58.7
Payment	(4.7)	(31.8)
Foreign currency and other adjustments	(2.1)	0.1
Restructuring reserve as of September 30	$40.2	$59.3

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

Note 5:	Revenue
Product Revenue
Revenue by product is summarized as follows:

	For the Three Months Ended September 30,
	2024			2023
(In millions)	United States	Rest of World	Total	United States	Rest of World	Total
Multiple Sclerosis:
TECFIDERA	$40.1	$192.7	$232.8	$58.1	$181.4	$239.5
VUMERITY	134.9	23.2	158.1	148.8	16.7	165.5
Total Fumarate	175.0	215.9	390.9	206.9	198.1	405.0
AVONEX	115.6	60.6	176.2	148.7	63.5	212.2
PLEGRIDY	27.9	33.4	61.3	31.4	34.1	65.5
Total Interferon	143.5	94.0	237.5	180.1	97.6	277.7
TYSABRI	227.5	178.6	406.1	244.8	211.5	456.3
FAMPYRA	—	19.4	19.4	—	20.0	20.0
Subtotal: Multiple Sclerosis	546.0	507.9	1,053.9	631.8	527.2	1,159.0

Rare Disease:
SPINRAZA	153.1	228.3	381.4	150.5	297.7	448.2
SKYCLARYS(1)	81.8	20.5	102.3	—	—	—
QALSODY(2)	5.5	5.6	11.1	1.6	0.1	1.7
Subtotal: Rare Disease	240.4	254.4	494.8	152.1	297.8	449.9

Biosimilars:
BENEPALI	—	118.1	118.1	—	112.8	112.8
IMRALDI	—	54.1	54.1	—	54.4	54.4
FLIXABI	—	16.2	16.2	—	20.2	20.2
BYOOVIZ(3)	4.1	3.9	8.0	6.1	0.8	6.9
TOFIDENCE(4)	0.2	—	0.2	—	—	—
Subtotal: Biosimilars	4.3	192.3	196.6	6.1	188.2	194.3

Other:
ZURZUVAE(5)	22.0	—	22.0	—	—	—
Other(6)	0.3	1.8	2.1	0.9	1.1	2.0
Subtotal: Other	22.3	1.8	24.1	0.9	1.1	2.0
Total product revenue, net	$813.0	$956.4	$1,769.4	$790.9	$1,014.3	$1,805.2

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
(6) Other includes FUMADERM and ADUHELM.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

	For the Nine Months Ended September 30,
	2024			2023
(In millions)	United States	Rest of World	Total	United States	Rest of World	Total
Multiple Sclerosis:
TECFIDERA	$127.9	$611.4	$739.3	$199.3	$568.9	$768.2
VUMERITY	385.0	66.4	451.4	372.6	47.3	419.9
Total Fumarate	512.9	677.8	1,190.7	571.9	616.2	1,188.1
AVONEX	344.0	193.5	537.5	397.2	207.7	604.9
PLEGRIDY	84.7	109.8	194.5	95.4	125.4	220.8
Total Interferon	428.7	303.3	732.0	492.6	333.1	825.7
TYSABRI	690.0	609.6	1,299.6	750.1	662.1	1,412.2
FAMPYRA	—	57.3	57.3	—	67.5	67.5
Subtotal: Multiple Sclerosis	1,631.6	1,648.0	3,279.6	1,814.6	1,678.9	3,493.5

Rare Disease:
SPINRAZA	458.9	692.9	1,151.8	453.0	875.6	1,328.6
SKYCLARYS(1)	230.4	49.9	280.3	—	—	—
QALSODY(2)	14.5	6.2	20.7	2.5	0.1	2.6
Subtotal: Rare Disease	703.8	749.0	1,452.8	455.5	875.7	1,331.2

Biosimilars:
BENEPALI	—	354.1	354.1	—	331.0	331.0
IMRALDI	—	162.1	162.1	—	167.6	167.6
FLIXABI	—	47.1	47.1	—	60.7	60.7
BYOOVIZ(3)	18.1	9.2	27.3	21.3	1.2	22.5
TOFIDENCE(4)	1.0	—	1.0	—	—	—
Subtotal: Biosimilars	19.1	572.5	591.6	21.3	560.5	581.8

Other:
ZURZUVAE(5)	49.3	—	49.3	—	—	—
Other(6)	2.0	5.6	7.6	1.9	5.9	7.8
Subtotal: Other	51.3	5.6	56.9	1.9	5.9	7.8
Total product revenue, net	$2,405.8	$2,975.1	$5,380.9	$2,293.3	$3,121.0	$5,414.3

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
(6) Other includes FUMADERM and ADUHELM.
We recognized revenue from two wholesalers accounting for 25.9% and 14.8% of gross product revenue for the three months ended September 30, 2024, and 25.6% and 12.9% of gross product revenue for the nine months ended September 30, 2024.
We recognized revenue from two wholesalers accounting for 26.9% and 10.5% of gross product revenue for the three months ended September 30, 2023, and 27.1% and 9.1% of gross product revenue for the nine months ended September 30, 2023.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
An analysis of the change in reserves for discounts and allowances is summarized as follows:

(In millions)	Discounts	Contractual Adjustments	Returns	Total
Balance, December 31, 2023	$173.3	$857.1	$31.6	$1,062.0
Current provisions relating to sales in current year	605.1	2,004.7	15.6	2,625.4
Adjustments relating to prior years	7.6	(33.6)	13.1	(12.9)
Payments/credits relating to sales in current year	(439.7)	(1,391.1)	(0.4)	(1,831.2)
Payments/credits relating to sales in prior years	(160.8)	(514.1)	(17.4)	(692.3)
Balance, September 30, 2024	$185.5	$923.0	$42.5	$1,151.0
The total reserves above, which are included in our condensed consolidated balance sheets, are summarized as follows:

(In millions)	As of September 30, 2024	As of December 31, 2023
Reduction of accounts receivable	$150.7	$135.5
Component of accrued expense and other	1,000.3	926.5
Total revenue-related reserves	$1,151.0	$1,062.0
Revenue from Anti-CD20 Therapeutic Programs
Revenue from anti-CD20 therapeutic programs is summarized in the table below. For the purposes of this footnote, we refer to RITUXAN and RITUXAN HYCELA collectively as RITUXAN.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In millions)	2024	2023	2024	2023
Royalty revenue on sales of OCREVUS	$346.8	$319.1	$985.8	$928.2
Biogen’s share of pre-tax profits in the U.S. for RITUXAN, GAZYVA and LUNSUMIO	94.8	98.9	285.3	315.0
Other revenue from anti-CD20 therapeutic programs	4.6	2.9	13.6	10.6
Total revenue from anti-CD20 therapeutic programs	$446.2	$420.9	$1,284.7	$1,253.8
For additional information on our collaboration arrangements with Genentech, please read Note 19, Collaborative and Other Relationships, to these condensed consolidated financial statements.
Contract Manufacturing, Royalty and Other Revenue
Contract manufacturing, royalty and other revenue is summarized in the table below.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In millions)	2024	2023	2024	2023
Contract manufacturing revenue	$221.9	$252.9	$474.1	$742.9
Royalty and other revenue	28.3	51.3	81.5	38.3
Total contract manufacturing, royalty and other revenue	$250.2	$304.2	$555.6	$781.2
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

Note 6:	Inventory
The components of inventory are summarized as follows:

(In millions)	As of September 30, 2024	As of December 31, 2023
Raw materials	$368.9	$426.9
Work in process	1,803.8	1,926.8
Finished goods	391.0	255.4
Total inventory	$2,563.7	$2,609.1

Balance Sheet Classification:
Inventory	$2,469.2	$2,527.4
Investments and other assets	94.5	81.7
Total inventory	$2,563.7	$2,609.1
Long-term inventory is included in investments and other assets within our condensed consolidated balance sheets.
We recorded approximately $1.3 billion of acquired inventory, which includes measurement period adjustments, related to SKYCLARYS as a result of our acquisition of Reata in September 2023. The fair value was determined based on the estimated selling price of the inventory, less the remaining manufacturing and selling costs and a normal profit margin on those manufacturing and selling efforts. This fair value step-up adjustment is being amortized to cost of sales within our condensed consolidated statements of income as the inventory is sold, which is expected to be sold over a period of approximately 4 years from the acquisition date. For the three and nine months ended September 30, 2024, amortization from the fair value step-up adjustment was approximately $50.9 million and $185.1 million, respectively. The three and nine months ended September 30, 2024, include approximately $2.5 million and $48.5 million, respectively, of inventory used for clinical purposes, which is reflected within research and development expense within our condensed consolidated statements of income. For additional information on our acquisition of Reata, please read Note 2, Acquisitions, to these condensed consolidated financial statements.

Note 7:	Intangible Assets and Goodwill
Intangible Assets
Intangible assets, net of accumulated amortization, impairment charges and adjustments are summarized as follows:

		As of September 30, 2024			As of December 31, 2023
(In millions)	Estimated Life	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Completed technology:
Acquired and in-licensed rights and patents	2-21 years	$10,552.9	$(2,697.9)	$7,855.0	$8,180.2	$(2,440.7)	$5,739.5
Developed technology and other	13-31 years	3,548.6	(3,445.0)	103.6	3,548.6	(3,429.1)	119.5
Total completed technology		14,101.5	(6,142.9)	7,958.6	11,728.8	(5,869.8)	5,859.0
In-process research and development	Indefinite until commercialization	1,682.9	—	1,682.9	2,340.0	—	2,340.0
Priority review voucher	Indefinite	100.0	—	100.0	100.0	—	100.0
Trademarks and trade names	Indefinite	64.0	—	64.0	64.0	—	64.0
Total intangible assets		$15,948.4	$(6,142.9)	$9,805.5	$14,232.8	$(5,869.8)	$8,363.0

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
Amortization and Impairments
For the three and nine months ended September 30, 2024, amortization and impairment of acquired intangible assets, totaled $130.3 million and $295.5 million, respectively, compared to $60.9 million and $164.0 million, respectively, in the prior year comparative periods.
For the three and nine months ended September 30, 2024, amortization of acquired intangible assets, excluding impairment charges, totaled $110.1 million and $275.3 million, respectively, compared to $60.9 million and $164.0 million, respectively, in the prior year comparative periods. The increases were primarily due to amortization for the Reata acquisition acquired intangible assets associated with SKYCLARYS.
For the three and nine months ended September 30, 2024, amortization and impairment of acquired intangible assets reflects impairment charges of $20.2 million, related to intangible assets associated with Samsung Bioepis commercialization rights terminated during the third quarter of 2024. For the three and nine months ended September 30, 2023, we had no impairment charges.
For additional information on our 2019 Development and Commercialization Agreement with Samsung Bioepis, please read Note 19, Collaborative and Other Relationships, to these condensed consolidated financial statements.
Completed Technology
Completed technology primarily relates to our other marketed products and programs acquired through asset acquisitions, licenses and business combinations. Completed technology intangible assets are amortized over their estimated useful lives, which range between 2 to 31 years, with a remaining weighted average useful life of 13 years for acquired and in-licensed rights and patents and 10 years for developed technology and other. In connection with our acquisition of Reata in September 2023 we acquired SKYCLARYS, a commercially-approved product in the U.S., with an estimated fair value of approximately $4.2 billion, which includes measurement period adjustments. During the first quarter of 2024 SKYCLARYS was approved in the E.U. and became commercially available, which resulted in the reclassification of the related intangible asset, with an estimated fair value of approximately $2.3 billion, from IPR&D to completed technology.
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
The carrying value associated with our IPR&D assets as of September 30, 2024, primarily relates to the IPR&D programs we acquired in connection with our acquisition of HI-Bio in July 2024, with an estimated fair value of approximately $1.6 billion.
Priority Review Voucher
In connection with our acquisition of Reata in September 2023 we acquired a rare pediatric disease PRV that may be used to obtain priority review by the FDA for a future regulatory submission or sold to a third party. We recorded the priority review voucher based on its estimated fair value of $100.0 million as an intangible asset. The estimated fair value was based on recent external purchase and sale transactions of similar vouchers.
For additional information on our acquisitions of Reata and HI-Bio, please read Note 2, Acquisitions, to these condensed consolidated financial statements.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
Estimated Future Amortization of Intangible Assets
The estimated future amortization of finite-lived intangible assets for the next five years is expected to be as follows:

(In millions)	As of September 30, 2024
2024 (remaining three months)	$125.0
2025	510.0
2026	550.0
2027	585.0
2028	615.0
2029	655.0
Goodwill
The following table provides a roll forward of the changes in our goodwill balance:

(In millions)	As of September 30, 2024
Goodwill, December 31, 2023	$6,219.2
Goodwill resulting from HI-Bio acquisition	256.5
Goodwill resulting from Reata acquisition(1)	4.7
Other	5.4
Goodwill, September 30, 2024	$6,485.8

(1) Relates to Reata measurement period adjustments recognized during the nine months ended September 30, 2024.
For additional information on our acquisitions of Reata and HI-Bio, please read Note 2, Acquisitions, to these condensed consolidated financial statements.
As of September 30, 2024, we had no accumulated impairment losses related to goodwill. Other includes adjustments related to foreign currency exchange rate fluctuations.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

Note 8:	Fair Value Measurements
The tables below present information about our assets and liabilities that are regularly measured and carried at fair value and indicate the level within the fair value hierarchy of the valuation techniques we utilized to determine such fair value:

	Fair Value Measurements on a Recurring Basis
	As of September 30, 2024
(In millions)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$802.4	$—	$802.4	$—
Marketable equity securities	304.7	304.7	—	—
Other current assets:
Derivative contracts	6.0	—	6.0	—
Other non-current assets:
Plan assets for deferred compensation	42.8	—	42.8	—
Derivative contracts	0.1	—	0.1	—
Total	$1,156.0	$304.7	$851.3	$—
Liabilities:
Other current liabilities:
Derivative contracts	$31.6	$—	$31.6	$—
Contingent consideration obligations	287.1	—	—	287.1
Other non-current liabilities:
Derivative contracts	2.4	—	2.4	—
Contingent consideration obligations	221.8	—	—	221.8
Total	$542.9	$—	$34.0	$508.9

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
There have been no material impairments of our assets measured and carried at fair value as of September 30, 2024 and December 31, 2023. In addition, there have been no changes to our valuation techniques as of September 30, 2024 and December 31, 2023.
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

	Quantitative Information about Level 3 Fair Value Measurements
	As of September 30, 2024
(In millions)	Fair Value	Valuation Technique	Significant Unobservable Input(s)	Range	Weighted Average
Liabilities:
Contingent consideration obligations	$508.9	Discounted cash flow	Discount rate	5.4% - 5.8%	5.6%
			Expected timing of achievement of development milestones	2025 - 2030	—

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
The weighted average discount rates were calculated based on the relative fair value of our contingent consideration obligations. In addition, we apply various probabilities of technological and regulatory success to the valuation models to estimate the fair values of our contingent consideration obligations, which ranged from 67.0% to near certain probability as of September 30, 2024.
There were no transfers of assets or liabilities into or out of Level 3 as of September 30, 2024 and December 31, 2023.
Contingent Consideration Obligations
In connection with our acquisition of HI-Bio in July 2024 we agreed to make additional payments based upon the achievement of certain milestone events. The following table provides a roll forward of the fair value of our contingent consideration obligation, which was classified as a Level 3 measurement:

(In millions)	For the Three and Nine Months Ended September 30, 2024
Fair value, beginning of period	$—
Contingent consideration resulting from HI-Bio acquisition	485.1
Changes in fair value	23.8
Fair value, end of period	$508.9
Changes in the fair value of our contingent consideration obligations are recorded in (gain) loss on fair value remeasurement of contingent consideration in our condensed consolidated statements of income.
As of September 30, 2024, approximately $287.1 million of the fair value of the total contingent consideration obligation was classified as short-term and reflected as a component of accrued expense and other within our condensed consolidated balance sheets with the remaining $221.8 million reflected as a component of other long-term liabilities in our condensed consolidated balance sheets.
For the three and nine months ended September 30, 2024, the changes in the fair value of our contingent consideration obligations were primarily due to changes in interest rates used to revalue our contingent consideration liabilities, the passage of time and updates to the expected timing of achieving certain milestones which will trigger contingent consideration payments.
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

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
Debt Instruments
The fair and carrying values of our debt instruments, which are Level 2 liabilities, are summarized as follows:

	As of September 30, 2024		As of December 31, 2023
(In millions)	Fair Value	Carrying Value	Fair Value	Carrying Value
Current portion:
2023 Term Loan 364-day tranche	$—	$—	$150.0	$150.0
4.050% Senior Notes due September 15, 2025	1,739.9	1,748.1	—	—
Current portion of notes payable and term loan	1,739.9	1,748.1	150.0	150.0

Non-current portion:
2023 Term Loan three-year tranche	—	—	500.0	500.0
4.050% Senior Notes due September 15, 2025	—	—	1,721.5	1,746.6
2.250% Senior Notes due May 1, 2030	1,339.4	1,494.5	1,279.3	1,493.8
5.200% Senior Notes due September 15, 2045	1,079.2	1,101.0	1,089.7	1,100.7
3.150% Senior Notes due May 1, 2050	1,034.1	1,474.8	1,049.0	1,474.3
3.250% Senior Notes due February 15, 2051	490.9	475.5	498.2	472.8
Non-current portion of notes payable and term loan	3,943.6	4,545.8	6,137.7	6,788.2
Total notes payable and term loan	$5,683.5	$6,293.9	$6,287.7	$6,938.2
In connection with our acquisition of Reata we drew $1.0 billion from our 2023 Term Loan, comprised of a $500.0 million floating rate 364-day tranche and a $500.0 million floating rate three-year tranche. As of September 30, 2024, our 2023 Term Loan was repaid in full. For additional information on our 2023 Term Loan, please read Note 13, Indebtedness, to these condensed consolidated financial statements.
The fair values of each of our series of Senior Notes were determined through market, observable and corroborated sources. The fair values of our Senior Notes as of September 30, 2024, compared to December 31, 2023, remained flat reflecting a mix of higher and lower U.S. treasury yields and credit spreads across the maturity spectrum. For additional information related to our Senior Notes, please read Note 13, Indebtedness, to our consolidated financial statements included in our 2023 Form 10-K.

Note 9:	Financial Instruments
The following table summarizes our financial assets with maturities of less than 90 days from the date of purchase included in cash and cash equivalents in our condensed consolidated balance sheets:

(In millions)	As of September 30, 2024	As of December 31, 2023
Money market funds	$802.4	$610.7
Total	$802.4	$610.7
The carrying value of our money market funds approximates fair value due to their short-term maturities.
Our marketable equity securities gains (losses) are recorded in other (income) expense, net in our condensed consolidated statements of income. The following tables summarize our marketable equity securities, classified as available-for-sale:

	As of September 30, 2024
(In millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable equity securities
Marketable equity securities, current	$58.3	$—	$(8.2)	$50.1
Marketable equity securities, non-current	676.0	—	(421.4)	254.6
Total marketable equity securities	$734.3	$—	$(429.6)	$304.7

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

	As of December 31, 2023
(In millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable equity securities
Marketable equity securities, current	$31.6	$—	$(21.0)	$10.6
Marketable equity securities, non-current	948.3	—	(542.1)	406.2
Total marketable equity securities	$979.9	$—	$(563.1)	$416.8
Proceeds from Marketable Debt Securities
The proceeds from maturities and sales of marketable debt securities and resulting realized gains and losses are summarized as follows:

(In millions)	For the Three Months Ended September 30, 2023	For the Nine Months Ended September 30, 2023
Proceeds from maturities and sales	$5,698.6	$7,380.8
Realized gains	1.0	1.4
Realized losses	16.3	18.4
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
As of September 30, 2024 and December 31, 2023, our strategic investment portfolio was comprised of investments totaling $353.3 million and $460.7 million, respectively, which are included in other current assets and investments and other assets within our condensed consolidated balance sheets.
The decrease in our strategic investment portfolio as of September 30, 2024, was primarily due to the decrease in the fair value of our investment in Sage common stock, partially offset by an increase in the fair value of our investment in Denali common stock. Additionally, we sold a portion of our Denali and Sangamo common stock during 2024.
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
Foreign currency forward contracts and foreign currency options in effect as of September 30, 2024 and December 31, 2023, had durations of 1 to 15 months and 1 to 12 months, respectively. These contracts have been designated as cash flow hedges and unrealized gains and losses on the portion of these foreign currency forward

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
contracts and foreign currency options that are included in the effectiveness test are reported in AOCI. Realized gains and losses of such contracts and options are recognized in revenue when the sale of product in the currency being hedged is recognized and in operating expense when the expense in the currency being hedged is recorded. We recognize all cash flow hedge reclassifications from AOCI and fair value changes of excluded portions in the same line item in our condensed consolidated statements of income that have been impacted by the hedged item.
The notional amount of foreign currency forward contracts and foreign currency options that were entered into to hedge forecasted revenue and operating expense is summarized as follows:

	Notional Amount
(In millions)	As of September 30, 2024	As of December 31, 2023
Euro	$1,569.2	$1,169.0
British pound	32.9	—
Swiss franc	72.1	—
Canadian dollar	12.7	—
Total foreign currency forward contracts and options	$1,686.9	$1,169.0
The pre-tax portion of the fair value of these foreign currency forward contracts and foreign currency options that were included in AOCI in total equity is summarized as follows:

(In millions)	As of September 30, 2024	As of December 31, 2023
Unrealized gains	$1.5	$—
Unrealized (losses)	(43.0)	(34.8)
Net unrealized gains (losses)	$(41.5)	$(34.8)
We expect the net unrealized losses of approximately $41.5 million to be settled over the next 15 months, of which approximately $38.5 million of these net unrealized losses are expected to be settled over the next 12 months, with any amounts in AOCI to be reported as an adjustment to revenue or operating expense. We consider the impact of our and our counterparties’ credit risk on the fair value of the contracts as well as the ability of each party to execute its contractual obligations. As of September 30, 2024 and December 31, 2023, credit risk did not materially change the fair value of our foreign currency forward contracts and forward currency options.
The following tables summarize the effect of foreign currency forward contracts and forward currency options designated as hedging instruments in our condensed consolidated statements of income (in millions):

For the Three Months Ended September 30,
Net Gains/(Losses) Reclassified from AOCI into Operating Income			Net Gains/(Losses) Excluded from Effectiveness Testing and Recognized in Operating Income
Location	2024	2023	Location	2024	2023
Revenue	$(7.6)	$(1.7)	Revenue	$2.9	$(2.1)
Operating expense	(1.5)	1.2	Operating expense	0.3	0.9

For the Nine Months Ended September 30,
Net Gains/(Losses) Reclassified from AOCI into Operating Income			Net Gains/(Losses) Excluded from Effectiveness Testing and Recognized in Operating Income
Location	2024	2023	Location	2024	2023
Revenue	$2.9	$18.3	Revenue	$4.0	$(1.5)
Operating expense	(8.5)	2.1	Operating expense	(1.6)	(2.0)
Foreign Currency Forward Contracts - Other Derivative Instruments
We also enter into other foreign currency forward contracts, usually with durations of one month or less, to mitigate the foreign currency risk related to certain balance sheet positions. We have not elected hedge accounting for these transactions.
The aggregate notional amount of these outstanding foreign currency forward contracts was $1,339.6 million and $1,301.5 million as of September 30, 2024 and December 31, 2023, respectively. Net gains of $23.4 million and

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
net losses of $6.6 million related to these contracts were recorded as a component of other (income) expense, net for the three and nine months ended September 30, 2024, respectively, compared to net losses of $22.6 million and $28.0 million, respectively, in the prior year comparative periods.
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
The following table summarizes the fair value and presentation in our condensed consolidated balance sheets of our outstanding derivative instruments, including those designated as hedging instruments:

(In millions)	Balance Sheet Location	As of September 30, 2024	As of December 31, 2023
Cash Flow Hedging Instruments:
Asset derivative instruments	Other current assets	$0.9	$0.3
	Investments and other assets	0.1	—
Liability derivative instruments	Accrued expense and other	29.2	26.5
	Other long-term liabilities	2.4	—

Other Derivative Instruments:
Asset derivative instruments	Other current assets	5.1	11.6
Liability derivative instruments	Accrued expense and other	2.4	5.1

Note 11:	Property, Plant and Equipment
Property, plant and equipment are recorded at historical cost, net of accumulated depreciation. Accumulated depreciation on property, plant and equipment was $2,604.4 million and $2,402.5 million as of September 30, 2024 and December 31, 2023, respectively. For the three and nine months ended September 30, 2024, depreciation expense totaled $72.7 million and $213.9 million, respectively, compared to $64.1 million and $190.7 million, respectively, in the prior year comparative periods.
Solothurn, Switzerland Manufacturing Facility
In order to support our future growth and drug development pipeline, we built a large-scale biologics manufacturing facility in Solothurn, Switzerland. This facility includes 393,000 square feet related to a large-scale biologics manufacturing facility, 290,000 square feet of warehouse, utilities and support space and 51,000 square feet of administrative space. As of December 31, 2023, we had approximately $728.8 million capitalized as construction in progress related to this facility. In the second quarter of 2021 a portion of this facility (the first manufacturing suite) received a GMP multi-product license from SWISSMEDIC and was placed into service. The second manufacturing suite, which was also licensed to operate by SWISSMEDIC, became operational in the first quarter of 2024, resulting in approximately $717.3 million of fixed assets being placed into service. Solothurn has been approved for the manufacture of LEQEMBI.

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
Additionally, during the first quarter of 2024 we repaid $250.0 million of the three-year tranche, with the remaining $250.0 million portion of the three-year tranche being subsequently repaid in full during the second quarter of 2024. For additional information on our acquisition of Reata, please read Note 2, Acquisitions, to these condensed consolidated financial statements.

Note 14:	Equity
Share Repurchases
In October 2020 our Board of Directors authorized our 2020 Share Repurchase Program, which is a program to repurchase up to $5.0 billion of our common stock. Our 2020 Share Repurchase Program does not have an expiration date. All shares repurchased under our 2020 Share Repurchase Program were retired. There were no share repurchases of our common stock during the three and nine months ended September 30, 2024 and 2023. Approximately $2.1 billion remained available under our 2020 Share Repurchase Program as of September 30, 2024.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
Accumulated Other Comprehensive Income (Loss)
The following tables summarize the changes in AOCI, net of tax by component:

	For the Three Months Ended September 30, 2024
(In millions)	Unrealized Gains (Losses) on Cash Flow Hedges, Net of Tax	Unrealized Gains (Losses) on Pension Benefit Obligation, Net of Tax	Currency Translation Adjustments	Total
Balance, June 30, 2024	$9.8	$(2.7)	$(153.1)	$(146.0)
Other comprehensive income (loss) before reclassifications	(49.1)	0.3	41.0	(7.8)
Amounts reclassified from AOCI	8.1	—	—	8.1
Net current period other comprehensive income (loss)	(41.0)	0.3	41.0	0.3
Balance, September 30, 2024	$(31.2)	$(2.4)	$(112.1)	$(145.7)

	For the Nine Months Ended September 30, 2024
(In millions)	Unrealized Gains (Losses) on Cash Flow Hedges, Net of Tax	Unrealized Gains (Losses) on Pension Benefit Obligation, Net of Tax	Currency Translation Adjustments	Total
Balance, December 31, 2023	$(25.0)	$(2.6)	$(126.1)	$(153.7)
Other comprehensive income (loss) before reclassifications	(11.4)	0.2	14.0	2.8
Amounts reclassified from AOCI	5.2	—	—	5.2
Net current period other comprehensive income (loss)	(6.2)	0.2	14.0	8.0
Balance, September 30, 2024	$(31.2)	$(2.4)	$(112.1)	$(145.7)

	For the Three Months Ended September 30, 2023
(In millions)	Unrealized Gains (Losses) on Securities Available for Sale, Net of Tax	Unrealized Gains (Losses) on Cash Flow Hedges, Net of Tax	Unrealized Gains (Losses) on Pension Benefit Obligation, Net of Tax	Currency Translation Adjustments	Total
Balance, June 30, 2023	$(14.5)	$(13.4)	$(0.4)	$(144.5)	$(172.8)
Other comprehensive income (loss) before reclassifications	2.5	29.0	(0.1)	(30.5)	0.9
Amounts reclassified from AOCI	12.0	0.6	—	—	12.6
Net current period other comprehensive income (loss)	14.5	29.6	(0.1)	(30.5)	13.5
Balance, September 30, 2023	$—	$16.2	$(0.5)	$(175.0)	$(159.3)

	For the Nine Months Ended September 30, 2023
(In millions)	Unrealized Gains (Losses) on Securities Available for Sale, Net of Tax	Unrealized Gains (Losses) on Cash Flow Hedges, Net of Tax	Unrealized Gains (Losses) on Pension Benefit Obligation, Net of Tax	Currency Translation Adjustments	Total
Balance, December 31, 2022	$(15.7)	$15.1	$(1.1)	$(163.2)	$(164.9)
Other comprehensive income (loss) before reclassifications	2.3	18.9	0.6	(11.8)	10.0
Amounts reclassified from AOCI	13.4	(17.8)	—	—	(4.4)
Net current period other comprehensive income (loss)	15.7	1.1	0.6	(11.8)	5.6
Balance, September 30, 2023	$—	$16.2	$(0.5)	$(175.0)	$(159.3)

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
The following table summarizes the amounts reclassified from AOCI:

(In millions)	Amounts Reclassified from AOCI				Income Statement Location
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Gains (losses) on securities available for sale	$—	$(15.2)	$—	$(17.0)	Other (income) expense
	—	3.2	—	3.6	Income tax (benefit) expense

Gains (losses) on cash flow hedges	(7.6)	(1.7)	2.9	18.3	Revenue
	(1.5)	1.2	(8.5)	2.1	Operating expense
	(0.1)	(0.1)	(0.2)	(0.3)	Other (income) expense
	1.1	—	0.6	(2.3)	Income tax (benefit) expense
Total reclassifications, net of tax	$(8.1)	$(12.6)	$(5.2)	$4.4

Note 15:	Earnings per Share
Basic and diluted shares outstanding used in our earnings per share calculation are calculated as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In millions)	2024	2023	2024	2023
Numerator:
Net income (loss) attributable to Biogen Inc.	$388.5	$(68.1)	$1,365.5	$911.4
Denominator:
Weighted average number of common shares outstanding	145.7	144.8	145.5	144.7
Effect of dilutive securities:
Time-vested restricted stock units	0.3	—	0.4	0.7
Performance stock units settled in stock	0.1	—	0.1	0.1
Dilutive potential common shares	0.4	—	0.5	0.8
Shares used in calculating diluted earnings per share	146.1	144.8	146.0	145.5
Amounts excluded from the calculation of net income (loss) per diluted share because their effects were anti-dilutive were insignificant.

Note 16:	Share-Based Payments
Share-based Compensation Expense
The following table summarizes share-based compensation expense included in our condensed consolidated statements of income:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In millions)	2024	2023	2024	2023
Research and development	$69.8	$217.1	$124.5	$276.3
Selling, general and administrative	61.3	234.9	150.9	333.4
Subtotal	131.1	452.0	275.4	609.7
Capitalized share-based compensation costs	(2.4)	(2.6)	(8.0)	(8.5)
Share-based compensation expense included in total cost and expense	128.7	449.4	267.4	601.2
Income tax effect	(24.2)	(98.5)	(50.5)	(126.5)
Share-based compensation expense included in net income (loss) attributable to Biogen Inc.	$104.5	$350.9	$216.9	$474.7

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
In connection with our acquisition of Reata in September 2023 we recognized Reata equity-based compensation expense, inclusive of employer taxes, of approximately $393.4 million attributable to the post-acquisition service period, of which $196.4 million was recognized as a charge to selling, general and administrative expense with the remaining $197.0 million as a charge to research and development expense within our condensed consolidated statements of income for the three and nine months ended September 30, 2023. These amounts were associated with the accelerated vesting of stock options and RSUs previously granted to Reata employees and required no future services to vest.For additional information on our acquisition of Reata, please read Note 2, Acquisitions, to these condensed consolidated financial statements.
In connection with our acquisition of HI-Bio in July 2024 we recognized HI-Bio equity-based compensation expense, inclusive of employer taxes, of approximately $56.4 million attributable to the post-acquisition service period, of which $42.5 million was recognized as a charge to research and development expense with the remaining $13.9 million as a charge to selling, general and administrative expense within our condensed consolidated statements of income for the three and nine months ended September 30, 2024. These amounts were associated with the accelerated vesting of stock options and RSUs previously granted to HI-Bio employees and required no future services to vest. For additional information on our acquisition of HI-Bio, please read Note 2, Acquisitions, to these condensed consolidated financial statements.
The following table summarizes share-based compensation expense associated with each of our share-based compensation programs:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In millions)	2024	2023	2024	2023
Time-vested restricted stock units	$59.1	$53.4	$174.7	$175.0
Performance stock units settled in stock	13.0	7.8	35.2	27.1
Employee stock purchase plan	1.9	2.0	8.2	8.8
Performance stock units settled in cash	(0.5)	0.1	(2.5)	4.8
Stock options	1.0	1.0	2.8	2.8
Market stock units	0.2	0.7	0.6	4.2
Reata equity awards(1)	—	387.0	—	387.0
HI-Bio equity awards(1)	56.4	—	56.4	—
Subtotal	131.1	452.0	275.4	609.7
Capitalized share-based compensation costs	(2.4)	(2.6)	(8.0)	(8.5)
Share-based compensation expense included in total cost and expense	$128.7	$449.4	$267.4	$601.2

(1) Relates to the Reata and HI-Bio equity-based compensation expense attributable to the post-acquisition service period, associated with the accelerated vesting of stock options and RSUs previously granted to Reata and HI-Bio employees and required no future services to vest. For additional information on our acquisition of Reata and HI-Bio, please read Note 2, Acquisitions, to these condensed consolidated financial statements.
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

Note 17:	Income Taxes
Tax Rate
A reconciliation between the U.S. federal statutory tax rate and our effective tax rate is summarized as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Statutory rate	21.0%	21.0%	21.0%	21.0%
State taxes	2.5	(1.3)	1.7	1.6
Taxes on foreign earnings, including valuation allowances	(11.9)	2.6	(7.0)	(6.1)
Tax credits	(1.2)	24.6	(1.7)	(7.7)
Purchased inventory valuation step-up and intangible assets	3.3	(2.3)	2.0	0.7
GILTI	(1.1)	14.8	(1.4)	(1.7)
Other, including permanent items	1.3	(7.8)	0.8	1.4
Effective tax rate	13.9%	51.6%	15.4%	9.2%
Changes in Tax Rate
For the three and nine months ended September 30, 2024, compared to the same periods in 2023, our effective tax rate includes a decrease in our valuation allowance related to changes in projected future foreign taxable income, partially offset by the impact of certain foreign uncertain tax positions.

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
The nine months ended September 30, 2023, was also impacted by the resolution of an uncertain tax matter related to tax credits.
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
We estimate that it is reasonably possible that our gross unrecognized tax benefits, exclusive of interest, could decrease by up to approximately $55.0 million in the next 12 months as a result of various audit closures, settlements and expiration of the statute of limitations.

Note 18:	Other Consolidated Financial Statement Detail
Other (Income) Expense, Net
Components of other (income) expense, net, are summarized as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In millions)	2024	2023	2024	2023
Interest income	$(11.6)	$(95.9)	$(49.1)	$(252.7)
Interest expense	59.8	63.8	190.3	175.4
(Gains) losses on investments, net	(39.1)	317.3	22.2	289.6
Foreign exchange (gains) losses, net	4.9	11.4	25.6	30.8
Other, net	0.8	3.4	4.7	5.1
Total other (income) expense, net	$14.8	$300.0	$193.7	$248.2
The (gains) losses on investments, net, as reflected in the table above, relate to debt securities, equity securities of certain biotechnology companies, venture capital funds where the underlying investments are in equity securities of certain biotechnology companies and non-marketable equity securities.
The following table summarizes our (gains) losses on investments, net that relate to our equity securities held during the following periods:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In millions)	2024	2023	2024	2023
Net (gains) losses recognized on equity securities	$(39.1)	$302.0	$21.9	$273.6
Less: Net (gains) losses realized on equity securities	(10.9)	4.4	(5.4)	5.3
Net unrealized (gains) losses recognized on equity securities	$(28.2)	$297.6	$27.3	$268.3

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
The net unrealized gains recognized during the three months ended September 30, 2024, primarily reflect an increase in the aggregate fair value of our investments in Denali and Sangamo common stock of approximately $53.3 million, partially offset by a decrease in the fair value of Sage common stock of approximately $22.7 million.
The net unrealized losses recognized during the three months ended September 30, 2023, primarily reflect a decrease in the aggregate fair value of our investments in Sage, Denali and Sangamo common stock of approximately $295.6 million.
The net unrealized losses recognized during the nine months ended September 30, 2024, primarily reflect a decrease in the aggregate fair value of our investments in Sage common stock of approximately $90.2 million, partially offset by an increase in the fair value of Denali and Sangamo common stock of approximately $70.1 million.
The net unrealized losses recognized during the nine months ended September 30, 2023, primarily reflect a decrease in the aggregate fair value of our investments in Sage, Denali, Sangamo and Ionis common stock of approximately $265.0 million.
Accrued Expense and Other
Accrued expense and other consists of the following:

(In millions)	As of September 30, 2024	As of December 31, 2023
Revenue-related reserves for discounts and allowances	$1,000.3	$926.5
Employee compensation and benefits	288.7	335.1
Collaboration expense	280.6	214.6
Royalties and licensing fees	178.7	191.5
Current portion of contingent consideration obligations	287.1	—
Reata related accrued expense	82.3	117.5
Other	637.4	838.4
Total accrued expense and other	$2,755.1	$2,623.6
Other Long-term Liabilities
Other long-term liabilities were $744.1 million and $781.1 million as of September 30, 2024 and December 31, 2023, respectively, and included accrued income taxes totaling $162.0 million and $403.2 million, respectively.

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

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
In July 2023 the FDA granted traditional approval of LEQEMBI. Prior to receiving traditional approval, LEQEMBI had been granted accelerated approval by the FDA in January 2023, at which time it became commercially available in the U.S. Outside of the U.S., LEQEMBI is now approved in Japan (September 2023), China (January 2024), South Korea (May 2024), Hong Kong (July 2024), Israel (July 2024), United Arab Emirates (August 2024) and Great Britain (August 2024).
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
A summary of development and sales and marketing expense related to the LEQEMBI Collaboration is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In millions)	2024	2023	2024	2023
Total development expense incurred by the collaboration related to the advancement of LEQEMBI	$77.7	$88.5	$255.6	$282.6
Biogen's share of the LEQEMBI Collaboration development expense reflected in research and development expense in our condensed consolidated statements of income	38.8	44.3	127.8	141.3
Total sales and marketing expense incurred by the LEQEMBI Collaboration	164.6	163.4	476.2	191.0
Biogen's share of the LEQEMBI Collaboration sales and marketing expense reflected in selling, general and administrative expense in our condensed consolidated statements of income	82.3	81.7	238.1	95.5
Amounts receivable from Eisai related to the agreements discussed above were approximately $93.2 million and $1.4 million as of September 30, 2024 and December 31, 2023, respectively. Amounts payable to Eisai related to the agreements discussed above were approximately $146.2 million and $118.4 million as of September 30, 2024 and December 31, 2023, respectively.
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
A summary of development expense related to the UCB collaboration agreement is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In millions)	2024	2023	2024	2023
Total UCB collaboration development expense	$19.2	$13.6	$52.3	$46.2
Biogen's share of UCB collaboration development expense reflected in research and development expense in our condensed consolidated statements of income	9.5	6.8	26.1	23.1
Sage Therapeutics, Inc.
In November 2020 we entered into a global collaboration and license agreement with Sage to jointly develop and commercialize ZURZUVAE (zuranolone) for the treatment of PPD and potential treatment of MDD and BIIB124 (SAGE-324) for the potential treatment of essential tremor with potential in other neurological conditions such as

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
epilepsy. In July 2024 we and Sage announced that the Phase 2 KINETIC 2 dose-range study of BIIB124 did not meet its endpoints. Based on these results, we discontinued our further development of BIIB124.
In August 2023 the FDA approved ZURZUVAE for adults with PPD, pending DEA scheduling, which was completed in October 2023. Upon approval, ZURZUVAE became the first and only oral, once-daily, 14-day treatment that can provide rapid improvements in depressive symptoms by day 15 for women with PPD. ZURZUVAE for PPD became commercially available in the U.S. during the fourth quarter of 2023. Additionally, the FDA issued a CRL for the NDA for zuranolone in the treatment of adults with MDD. In October 2024 we and Sage agreed to not pursue further development of zuranolone for the potential treatment of MDD. This decision was based on the significant new investment and time we expect would be needed to conduct the additional studies required to support approval of this indication.
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
For the three and nine months ended September 30, 2024, we recognized net profit-sharing expense of approximately $9.0 million and $20.5 million, respectively, to reflect Sage's 50.0% share of net collaboration results in the U.S. for ZURZUVAE for PPD, compared to net loss reimbursement of approximately $5.9 million in both prior year comparative periods. These amounts are recognized in collaboration profit sharing/(loss reimbursement) in our condensed consolidated statements of income.
A summary of development and sales and marketing expense related to the Sage collaboration is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In millions)	2024	2023	2024	2023
Total Sage collaboration development expense	$8.4	$72.0	$29.6	$158.9
Biogen's share of Sage collaboration development expense reflected in research and development expense in our condensed consolidated statements of income	4.2	36.0	14.8	79.5
Total sales and marketing expense incurred by the Sage collaboration	28.4	54.0	82.9	152.3
Biogen's share of Sage collaboration sales and marketing expense reflected in selling, general and administrative expense and collaboration profit sharing/(loss reimbursement) in our condensed consolidated statements of income	14.2	27.0	41.5	76.1
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
A summary of development expense related to the Denali collaboration is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In millions)	2024	2023	2024	2023
Total Denali collaboration development expense	$14.9	$12.6	$44.5	$51.3
Biogen's share of Denali collaboration development expense reflected in research and development expense in our condensed consolidated statements of income	8.9	7.6	26.7	30.8

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
Other Research and Discovery Arrangements
These arrangements may include the potential for future milestone payments based on the achievement of certain clinical and commercial development payable over a period of several years.
Other
For the three and nine months ended September 30, 2024, we recorded approximately $26.5 million and $42.5 million, respectively, as research and development expense in our condensed consolidated statements of income related to other research and discovery related arrangements, compared to zero and $2.8 million, respectively, in the prior year comparative periods.
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
In October 2024 we notified Samsung Bioepis of our decision to terminate our 2019 Development and Commercialization Agreement (the DCA Agreement) solely within the U.S. and Canada. As a result of this termination we recognized impairment charges of approximately $20.2 million, which were recorded within amortization and impairment of acquired intangible assets within our condensed consolidated statements of income for the three and nine months ended September 30, 2024. Biogen will transfer commercialization rights for BYOOVIZ and OPUVIZ in the U.S. and Canada back to Samsung Bioepis over a period of up to 18 months. During this transition period, we will continue to commercialize BYOOVIZ. The termination does not impact the other markets in the DCA Agreement.
We may also pay Samsung Bioepis up to approximately $165.0 million in additional development, regulatory and sales-based milestones associated with the remaining major markets covered by the agreement.
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
We share 50.0% of the profit or loss related to our commercial agreement with Samsung Bioepis, which is recognized in collaboration profit sharing/(loss reimbursement) in our condensed consolidated statements of income. For the three and nine months ended September 30, 2024, we recognized net profit-sharing expense of approximately $60.3 million and $176.8 million, respectively, to reflect Samsung Bioepis' 50.0% sharing of the net collaboration profits, compared to a net profit-sharing expense of approximately $56.4 million and $170.4 million, respectively, in the prior year comparative periods.
In July 2024 we exercised our option to extend the term of our 2013 commercial agreement for BENEPALI, IMRALDI and FLIXABI by an additional five years. In connection with this exercise, we paid Samsung Bioepis an option exercise fee of $60.0 million in July 2024 which was recognized in intangible assets, net within our condensed consolidated balance sheets.
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

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)
Amounts receivable from Samsung Bioepis related to the agreements discussed above were approximately $20.9 million and $9.9 million as of September 30, 2024 and December 31, 2023, respectively. Amounts payable to Samsung Bioepis related to the agreements discussed above were approximately $82.6 million and $73.7 million as of September 30, 2024 and December 31, 2023, respectively.
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
As of September 30, 2024 and December 31, 2023, the carrying value of our investments in certain biotechnology companies representing potential unconsolidated variable interest entities totaled $23.6 million and $16.4 million, respectively. Our maximum exposure to loss related to these variable interest entities is limited to the carrying value of our investments.
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
Loss Contingencies
Securities Litigation asserted against Biogen
We and certain current and former officers are defendants in three securities actions pending in the District Court, one filed by Nadia Shash and Amjad Khan in November 2020 and related to ADUHELM, one filed by the Oklahoma Firefighters Pension and Retirement System in February 2022 and related to ADUHELM and one filed by Thomas Allen Gray in June 2024 and related to statements about our compliance controls, 2023 earnings guidance and other matters. All allege violations of federal securities laws under 15 U.S.C. §78j(b) and §78t(a) and 17 C.F.R. §240.10b-5 and seek declarations of the actions as class actions and monetary relief.
Securities Litigation asserted against Reata
As previously disclosed, in March 2024 the United States District Court for the Eastern District of Texas granted final approval of the previously disclosed settlement of litigation filed by putative stockholders of Reata (later acquired by Biogen) alleging violations of the federal securities laws by Reata, certain of its former officers and directors, and certain underwriters under 15 U.S.C. §78j(b) and §78t(a), 17 C.F.R. §240.10b-5, and 15U.S.C. §§77k, 77l(a)(2) and 77o, and dismissed the action with prejudice.
Derivative Actions
We and members of the Board of Directors are named as defendants in five derivative actions pending in the District Court, one filed by The Booth Family Trust in February 2022, one filed by Elaine Wang in July 2022, one filed by Jonathan Blaufarb (Blaufarb I) in July 2024, one filed by Lawrence Hollin in October 2024 and one filed by Jonathan Blaufarb (Blaufarb II) in October 2024. The Booth, Wang and Blaufarb II actions relate to ADUHELM and other matters, and the Blaufarb and Hollin actions relate to statements about our compliance controls, 2023 earnings guidance and other matters. The actions allege breach of fiduciary duty, waste of corporate assets and other common law claims, and violations of the Securities Exchange Act of 1934, 15 U.S.C. §78a et seq. The actions seek declaratory and injunctive relief, monetary relief payable to Biogen, and attorneys’ fees and costs payable to the plaintiffs. The Booth and Wang actions are stayed.
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
Litigation with Former Convergence Shareholders
In 2015 Biogen acquired Convergence, a U.K. company. In 2019 Shareholder Representative Services LLC, on behalf of the former shareholders of Convergence, asserted claims of $200.0 million for alleged breaches of the contract pursuant to which we acquired Convergence. In June 2023 Shareholder Representative Services LLC and 24 former shareholders filed a suit against us in the High Court of Justice of England and Wales asserting one of the 2019 claims and seeking payment of $49.9 million, interest and costs.

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
Genentech Litigation
In February 2023 Genentech, Inc. filed suit against us in the U.S. District Court for the Northern District of California and claims that it is owed royalties of approximately $92.7 million on sales of TYSABRI that occurred after the expiration of a patent licensed by Genentech to Biogen, together with interest and costs.
Lender Litigation
In April 2024, BioPharma Credit PLC, BPCR Limited Partnership, and BioPharma Credit Investments V (Master) LP filed suit against us and Reata Pharmaceuticals, Inc. in the Supreme Court of the State of New York alleging breach of a loan agreement with Reata and seeking payment of approximately $23.2 million, plus interest, costs and attorneys' fees.
Antitrust Litigation
In August and September 2024, four suits were filed against us in the U.S. District Court for the Northern District of Illinois, by Local No. 1 Health Fund; the Mayor and City Council of Baltimore; New York State Teamsters Council Health and Hospital Fund; and Teamsters Local 237 Welfare Fund and Teamsters Local 237 Retirees' Benefit Fund. Plaintiffs allege violations of federal antitrust laws including 15 U.S.C. §§ 1, 2 and 13(c) and various state laws, based on contracts with pharmacy benefit managers related to TECFIDERA and VUMERITY. Plaintiffs seek declarations of the actions as class actions, monetary, declaratory and equitable relief, and attorneys' fees and costs.
Other Matters
Government Investigations
We have received subpoenas from the SEC seeking information relating to ADUHELM and its launch, and our equity plans. We have also received subpoenas from the DOJ and SEC seeking information relating to our business operations in several foreign countries. The Italian Competition Authority is investigating Biogen and other companies in relation to our biosimilar product BYOOVIZ.
TYSABRI Biosimilar Patent Matter
In September 2022 we filed an action in the U.S. District Court for the District of Delaware against Sandoz Inc., other Sandoz entities and Polpharma Biologics S.A. under the Biologics Price Competition and Innovation Act, 42 U.S.C. §262, seeking a declaratory judgment of patent infringement.
Annulment Proceedings in the General Court of the European Union relating to TECFIDERA
In November 2020 Mylan Ireland filed an action in the General Court of the European Union (General Court) to annul the EMA's decision not to validate its applications to market generic versions of TECFIDERA on the grounds that TECFIDERA benefits from regulatory data protection. In October 2024 the General Court dismissed the action.
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
The results of operations of Reata and HI-Bio, along with the estimated fair values of the assets acquired and liabilities assumed in the acquisitions, have been included in our condensed consolidated financial statements since the closing of the Reata and HI-Bio acquisitions on September 26, 2023 and July 2, 2024, respectively.
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
We also have collaborations with Eisai on the commercialization of LEQEMBI for the treatment of Alzheimer's disease and Sage on the commercialization of ZURZUVAE for the treatment of PPD. We have certain business and financial rights with respect to RITUXAN for the treatment of non-Hodgkin's lymphoma, CLL and other conditions; RITUXAN HYCELA for the treatment of non-Hodgkin's lymphoma and CLL; GAZYVA for the treatment of CLL and follicular lymphoma; OCREVUS for the treatment of PPMS and RMS; LUNSUMIO for the treatment of relapsed or refractory follicular lymphoma; COLUMVI, a bispecific antibody for the treatment of non-Hodgkin's lymphoma; and have the option to add other potential anti-CD20 therapies, pursuant to our collaboration arrangements with Genentech, a wholly-owned member of the Roche Group.
On July 2, 2024, we completed the acquisition of HI-Bio. As a result of this transaction we acquired HI-Bio's lead asset, felzartamab, an anti-CD38 antibody currently being evaluated for three leading indications, AMR, PMN and IgAN. For additional information on our acquisition of HI-Bio, please read Note 2, Acquisitions, to our condensed consolidated financial statements included in this report.
We commercialize a portfolio of biosimilars of advanced biologics including BENEPALI, an etanercept biosimilar referencing ENBREL; IMRALDI, an adalimumab biosimilar referencing HUMIRA; FLIXABI, an infliximab biosimilar referencing REMICADE; and BYOOVIZ, a ranibizumab biosimilar referencing LUCENTIS, in certain international markets, as well as TOFIDENCE, a tocilizumab biosimilar referencing ACTEMRA, in the U.S. and certain international markets. We also have commercialization rights related to OPUVIZ, an aflibercept biosimilar referencing EYLEA.
For additional information on our collaboration arrangements, please read Note 19, Collaborative and Other Relationships, to our condensed consolidated financial statements included in this report.
We seek to ensure an uninterrupted supply of medicines to patients around the world. To that end, we continually review our manufacturing capacity, capabilities, processes and facilities. In order to support our future growth and drug development pipeline, we expanded our large molecule production capacity and built a large-scale biologics manufacturing facility in Solothurn, Switzerland. In the second quarter of 2021 a portion of this facility (the first manufacturing suite) received a GMP multi-product license from SWISSMEDIC and was placed into service. The second manufacturing suite, which was also licensed to operate by SWISSMEDIC, became operational in the first quarter of 2024. Solothurn has been approved for the manufacture of LEQEMBI. We believe that the Solothurn facility will support our anticipated near to mid-term needs for the manufacturing of biologic assets. The plant represents a significant increase in our overall manufacturing capacity and is not yet being fully utilized, resulting in our recording of excess capacity charges. If we are unable to fully utilize our manufacturing facilities, we will incur additional excess capacity charges which would have a negative effect on our financial condition and results of operations.
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
TECFIDERA
Multiple TECFIDERA generic entrants are now in North America, Brazil and certain European countries and have deeply discounted prices compared to TECFIDERA. The generic competition for TECFIDERA has significantly reduced our TECFIDERA revenue and we expect that TECFIDERA revenue will continue to decline in the future.
Following a favorable decision of the CJEU affirming TECFIDERA's right to regulatory data and marketing protection, the EC determined that TECFIDERA is entitled to an additional year of market protection, which extends through February 2, 2025. Our entitlement to this additional year of market protection is being challenged. As of September 30, 2024, some of the TECFIDERA generics have not yet fully exited some European markets. We are closely monitoring this situation and seeking to enforce our legal right to market protection. In addition, are continuing to defend and seek to enforce our EP 2 653 873 patent related to TECFIDERA, which expires in 2028.
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
CURRENT ECONOMIC CONDITIONS
Economic conditions remain vulnerable as markets continue to be impacted in part by elevated inflation, higher interest rates, extreme weather events, global supply chain uncertainties and risks associated with geopolitical conflicts.
ADVERSE WEATHER EVENTS
Adverse weather conditions, including hurricane, earthquake and natural disaster damage, may affect our ability to do business.
We currently have operations in RTP, North Carolina, which were not impacted by recent hurricanes.
GLOBAL SUPPLY CHAIN DISRUPTIONS
Global supply chain disruptions, such as strikes, work stoppages, port congestion, port closures and other logistical problems, may affect our ability to do business. For example, recent major port strikes on the East and Gulf Coasts of the U.S. resulted in delayed cargo movement for several days, with the potential for future port strikes as further contract negotiations are expected in January 2025.
As our primary shipping method for resources and finished goods is through air freight, the recent port strikes did not impact our business, however, we will continue to assess any future port disruptions and if necessary, secure alternative transportation.
GEOPOLITICAL TENSIONS
Global disputes and interruptions in international relationships, including tariffs, trade protection measures, import or export licensing requirements and the imposition of trade sanctions or similar restrictions by the U.S. or other governments, affect our ability to do business. For example, tensions between China and Taiwan and tensions between the U.S. and China have led to a series of tariffs and sanctions being imposed by the U.S. on imports from China mainland, as well as other business restrictions, with additional restrictive measures being proposed.
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
We will continue to monitor the ongoing conflict between Russia and Ukraine as well as the military conflict in the Middle East and assess any potential impacts on our business, supply chain, partners or customers, as well as any factors that could have an adverse effect on our results of operations. Revenue generated from sales in Russia and Ukraine represent less than 2.0% of total revenue for the three and nine months ended September 30, 2024 and 2023. Additionally, revenue generated from sales in the broader Middle East region represents less than 2.0% of total revenue for the three and nine months ended September 30, 2024 and 2023.

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

FINANCIAL HIGHLIGHTS
As described below under Results of Operations, our net income and diluted earnings per share attributable to Biogen Inc. for the three months ended September 30, 2024, compared to the three months ended September 30, 2023, reflects the following:

TOTAL REVENUE
Decreased
$64.5 million or 2.5%

DILUTED EARNINGS (LOSS) PER SHARE
Increased
$3.13 or 666.0%

PRODUCT REVENUE, NET
Decreased
$35.8 million or 2.0%

•MS revenue decreased $105.1 million, or 9.1%
•Rare disease revenue increased $44.9 million, or 10.0%
•The decrease in MS product revenue was primarily due to a decrease in Interferon demand due to competition as patients transition to higher efficacy therapies and a decrease in global TYSABRI revenue driven by increased competition, unfavorable channel dynamics in the U.S. and a decrease in pricing in certain international markets.
•The increase in rare disease product revenue was primarily due to global SKYCLARYS revenue of $102.3 million in the third quarter of 2024, partially offset by a decrease in rest of world SPINRAZA revenue driven by the loss of an annual tender in Russia which resulted in an unfavorable impact of approximately $45.0 million. The decrease was also impacted by the timing of SPINRAZA shipments and the unfavorable impact of foreign currency exchange.
•U.S. product revenue for ZURZUVAE was $22.0 million during the third quarter of 2024.

TOTAL COST AND EXPENSE
Decreased
$656.7 million or 24.6%

•Cost of sales decreased $20.9 million, or 3.2%
•R&D expense decreased $193.6 million, or 26.3%
•SG&A expense decreased $199.8 million, or 25.3%
•Amortization and impairment of acquired intangible assets increased $69.4 million, or 114.0%
•The decrease in cost of sales was primarily due to favorable product mix from decreased contract manufacturing revenue and lower idle capacity charges.
•The decrease in R&D expense was primarily driven by approximately $197.0 million of equity-based compensation expense recognized in 2023 related to the Reata acquisition, cost-reduction measures realized in 2024 in connection with our portfolio prioritization initiatives and our Fit for Growth program, as well as higher spend on clinical trials and close out costs incurred during 2023, partially offset by approximately $42.5 million of equity-based compensation expense recognized in 2024 related to the HI-Bio acquisition.
•The decrease in SG&A expense was primarily due to cost-reduction measures realized in 2024 in connection with our Fit for Growth program and approximately $196.4 million of equity-based compensation expense recognized in 2023 related to the acquisition of Reata.
•The increase in amortization and impairment of acquired intangible assets was primarily due to amortization for the Reata acquisition acquired intangible assets associated with SKYCLARYS, as well as impairment charges of $20.2 million related to commercialization rights terminated during the third quarter of 2024.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
•Cash and cash equivalents totaled approximately $1.7 billion as of September 30, 2024, compared to approximately $1.0 billion as of December 31, 2023.
•We generated approximately $2.1 billion of net cash flow from operations for the nine months ended September 30, 2024.
•In July 2024 we completed the acquisition of HI-Bio for $1.15 billion, which was funded through available cash on hand.

RECENT DEVELOPMENTS
ACQUISITIONS AND DIVESTITURES
HUMAN IMMUNOLOGY BIOSCIENCES
On July 2, 2024, we completed the acquisition of all of the issued and outstanding shares of HI-Bio, a privately-held clinical-stage biotechnology company focused on targeted therapies for patients with severe immune-mediated diseases. HI-Bio's lead asset, felzartamab, an anti-CD38 antibody, is currently being evaluated for three leading indications, Antibody-Mediated Rejection (AMR), Primary Membranous Nephropathy (PMN) and Immunoglobulin A Nephropathy (IgAN). Felzartamab has received Breakthrough Therapy Designation and ODD from the FDA for development in the treatment of PMN and AMR and has received ODD in the treatment of antibody-mediated rejection in kidney transplant recipients. The acquisition of HI-Bio is expected to augment our pipeline and build on our expertise in immunology.
Under the terms of this acquisition, we paid shareholders of HI-Bio approximately $1.15 billion, at closing and may pay up to an additional $650.0 million in potential future development and regulatory milestone payments. We funded this acquisition through available cash on hand and accounted for this acquisition as a business combination using the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations, and recorded assets acquired and liabilities assumed at their respective fair values as of the acquisition date.
In addition to the lead program felzartamab, the HI-Bio pipeline acquired includes izastobart/HIB210, an anti-C5aR1 antibody currently in a Phase 1 trial, and the potential for continued development in a range of complement-mediated diseases. For additional information on our acquisition of HI-Bio, please read Note 2, Acquisitions, to our condensed consolidated financial statements included in this report.
SALE OF PRIORITY REVIEW VOUCHER
In April 2024 we completed the sale of our rare pediatric disease PRV, generated by the development associated with SPINRAZA, to a third party. In consideration for the PRV we received a cash payment of $103.0 million upon the closing of the PRV purchase, of which approximately $14.4 million was paid to Ionis. Our net portion of approximately $88.6 million was recognized in gain on sale of priority review voucher, net within our condensed consolidated statements of income for the nine months ended September 30, 2024. For additional information on the sale of our PRV, please read Note 3, Dispositions, to our condensed consolidated financial statements included in this report.
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
Rest of World
•In October 2024 the Therapeutic Goods Administration of Australia issued a public statement about the initial decision not to register lecanemab. Eisai will request a reconsideration of this decision.
•In August 2024 LEQEMBI was approved by the Medicines and Healthcare products Regulatory Agency in Great Britain and by the Ministry of Health and Prevention in the United Arab Emirates.
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
•In May 2024 the Ministry of Food and Drug Safety approved LEQEMBI in South Korea.

OTHER KEY DEVELOPMENTS
FELZARTAMAB
In October 2024 the FDA granted felzartamab Breakthrough Therapy Designation for the treatment of late AMR without T-cell mediated rejection in kidney transplant patients.
UCB
In September 2024 we and UCB announced positive topline data from the Phase 3 PHOENYCS GO study of dapirolizumab pegol, a novel Fc-free anti-CD40L drug candidate, in people living with moderate-to-severe SLE. The Phase 3 study met the primary endpoint demonstrating clinical improvement in moderate-to-severe SLE with clinical improvements observed among key secondary endpoints. Based on these results, UCB and Biogen will be initiating a second Phase 3 study in 2024.
SPINRAZA (nusinersen)
In September 2024 we announced positive topline data from the Phase 2/3 DEVOTE study of nusinersen, which evaluated the safety and efficacy of a higher dose regimen of nusinersen in treatment-naive symptomatic infants with SMA. Based on this data we will plan to submit for regulatory approval.
DISCONTINUED PROGRAMS AND STUDIES
SAGE COLLABORATION
In October 2024 we and Sage agreed to not pursue further development of zuranolone for the potential treatment of MDD. This decision was based on the significant new investment and time we expect would be needed to conduct the additional studies required to support approval of this indication. For additional information on our collaboration with Sage, please read Note 19, Collaborative and Other Relationships, to our condensed consolidated financial statements included in this report.
SAMSUNG BIOEPIS 2019 DEVELOPMENT AND COMMERCIALIZATION AGREEMENT
In October 2024 we notified Samsung Bioepis of our decision to terminate our 2019 Development and Commercialization Agreement (the DCA Agreement) solely within the U.S. and Canada. Biogen will transfer commercialization rights for BYOOVIZ and OPUVIZ in the U.S. and Canada back to Samsung Bioepis over a period of up to 18 months. During this transition period, we will continue to commercialize BYOOVIZ. The termination does not impact the other markets in the DCA Agreement. For additional information on our 2019 Development and Commercialization Agreement with Samsung Bioepis, please read Note 19, Collaborative and Other Relationships, to our condensed consolidated financial statements included in this report.
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
BIIB124
In July 2024 we and Sage announced that the Phase 2 KINETIC 2 dose-range study of BIIB124 did not meet its endpoints. Based on these results, we discontinued our further development of BIIB124.

RESULTS OF OPERATIONS
REVENUE
The following revenue discussion should be read in conjunction with Note 5, Revenue, to our condensed consolidated financial statements included in this report.
Revenue is summarized as follows:

	For the Three Months Ended September 30,
(In millions, except percentages)	2024		2023		$ Change	% Change
Product revenue:
United States	$813.0	33.0%	$790.9	31.3%	$22.1	2.8%
Rest of world	956.4	38.8	1,014.3	40.1	(57.9)	(5.7)
Total product revenue, net	1,769.4	71.8	1,805.2	71.4	(35.8)	(2.0)
Revenue from anti-CD20 therapeutic programs	446.2	18.1	420.9	16.6	25.3	6.0
Contract manufacturing, royalty and other revenue	250.2	10.1	304.2	12.0	(54.0)	(17.8)
Total revenue	$2,465.8	100.0%	$2,530.3	100.0%	$(64.5)	(2.5)%

	For the Nine Months Ended September 30,
(In millions, except percentages)	2024		2023		$ Change	% Change
Product revenue:
United States	$2,405.8	33.3%	$2,293.3	30.8%	$112.5	4.9%
Rest of world	2,975.1	41.2	3,121.0	41.9	(145.9)	(4.7)
Total product revenue, net	5,380.9	74.5	5,414.3	72.7	(33.4)	(0.6)
Revenue from anti-CD20 therapeutic programs	1,284.7	17.8	1,253.8	16.8	30.9	2.5
Contract manufacturing, royalty and other revenue	555.6	7.7	781.2	10.5	(225.6)	(28.9)
Total revenue	$7,221.2	100.0%	$7,449.3	100.0%	$(228.1)	(3.1)%
PRODUCT REVENUE
Product revenue is summarized as follows:

	For the Three Months Ended September 30,
	2024				2023
(In millions, except percentages)	United States	Rest of World	Total	% Total	United States	Rest of World	Total	% Total	$ Change	% Change
Multiple Sclerosis	$546.0	$507.9	$1,053.9	59.6%	$631.8	$527.2	$1,159.0	64.2%	$(105.1)	(9.1)%
Rare Disease	240.4	254.4	494.8	28.0	152.1	297.8	449.9	24.9	44.9	10.0
Biosimilars	4.3	192.3	196.6	11.1	6.1	188.2	194.3	10.8	2.3	1.2
Other(1)	22.3	1.8	24.1	1.3	0.9	1.1	2.0	0.1	22.1	nm
Total product revenue, net	$813.0	$956.4	$1,769.4	100.0%	$790.9	$1,014.3	$1,805.2	100.0%	$(35.8)	(2.0)%

	For the Nine Months Ended September 30,
	2024				2023
(In millions, except percentages)	United States	Rest of World	Total	% Total	United States	Rest of World	Total	% Total	$ Change	% Change
Multiple Sclerosis	$1,631.6	$1,648.0	$3,279.6	60.9%	$1,814.6	$1,678.9	$3,493.5	64.5%	$(213.9)	(6.1)%
Rare Disease	703.8	749.0	1,452.8	27.0	455.5	875.7	1,331.2	24.6	121.6	9.1
Biosimilars	19.1	572.5	591.6	11.0	21.3	560.5	581.8	10.8	9.8	1.7
Other(1)	51.3	5.6	56.9	1.1	1.9	5.9	7.8	0.1	49.1	nm
Total product revenue, net	$2,405.8	$2,975.1	$5,380.9	100.0%	$2,293.3	$3,121.0	$5,414.3	100.0%	$(33.4)	(0.6)%

nm Not meaningful
(1) Other includes FUMADERM, ADUHELM and ZURZUVAE, which became commercially available in the U.S. during the fourth quarter of 2023.

MULTIPLE SCLEROSIS
•Global TYSABRI revenue decreased $50.2 million, from $456.3 million in 2023 to $406.1 million in 2024, or 11.0%, primarily due to increased competition, unfavorable channel dynamics in the U.S. and a decrease in pricing in certain international markets.
•Global TECFIDERA revenue decreased $6.7 million, from $239.5 million in 2023 to $232.8 million in 2024, or 2.8%, driven by a decrease in demand as a result of multiple TECFIDERA generic entrants in North America, Brazil and certain E.U. countries.
•Global Interferon revenue decreased $40.2 million, from $277.7 million in 2023 to $237.5 million in 2024, or 14.5%, driven by a decrease in demand as patients transition to higher efficacy therapies.
•Global VUMERITY revenue decreased $7.4 million, from $165.5 million in 2023 to $158.1 million in 2024, or 4.5%, primarily due to unfavorable channel dynamics in the U.S., partially offset by an increase in demand in rest of world VUMERITY.

•Global TYSABRI revenue decreased $112.6 million, from $1,412.2 million in 2023 to $1,299.6 million in 2024, or 8.0%, primarily due to a decrease in U.S. TYSABRI revenue driven by increased competition, unfavorable channel dynamics and higher discounts and allowances, as well as a decrease in pricing in rest of world TYSABRI.
•Global TECFIDERA revenue decreased $28.9 million, from $768.2 million in 2023 to $739.3 million in 2024, or 3.8%, driven by a decrease in demand as a result of multiple TECFIDERA generic entrants in North America, Brazil and certain E.U. countries.
•Global Interferon revenue decreased $93.7 million, from $825.7 million in 2023 to $732.0 million in 2024, or 11.3%, driven by a decrease in demand as patients transition to higher efficacy therapies.
•Global VUMERITY revenue increased $31.5 million, from $419.9 million in 2023 to $451.4 million in 2024, or 7.5%, primarily due to an increase in global demand and favorable channel dynamics.

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

RARE DISEASE
•U.S. SPINRAZA revenue increased $2.6 million, from $150.5 million in 2023 to $153.1 million in 2024, or 1.7%, primarily due to favorable net pricing, offset in part by unfavorable channel dynamics and a decrease in demand.
•Rest of world SPINRAZA revenue decreased $69.4 million, from $297.7 million in 2023 to $228.3 million in 2024, or 23.3%, driven by the loss of an annual tender in Russia which resulted in an unfavorable impact of approximately $45.0 million. The decrease was also impacted by the timing of shipments and the unfavorable impact of foreign currency exchange.
•Global SKYCLARYS revenue was $102.3 million in 2024, including $81.8 million of U.S. SKYCLARYS revenue, which we began recognizing during the fourth quarter of 2023, subsequent to our acquisition of Reata, and $20.5 million of rest of world SKYCLARYS revenue, which was approved in the E.U. and became commercially available during the first quarter of 2024.

•U.S. SPINRAZA revenue increased $5.9 million, from $453.0 million in 2023 to $458.9 million in 2024, or 1.3%, primarily due to favorable net pricing, offset by a decrease in demand.
•Rest of world SPINRAZA revenue decreased $182.7 million, from $875.6 million in 2023 to $692.9 million in 2024, or 20.9%, driven by the loss of an annual tender in Russia which resulted in an unfavorable impact of approximately $45.0 million. The decrease was also impacted by the timing of shipments and the unfavorable impact of foreign currency exchange.
•Global SKYCLARYS revenue was $280.3 million in 2024, including $230.4 million of U.S. SKYCLARYS revenue, which we began recognizing during the fourth quarter of 2023, subsequent to our acquisition of Reata, and $49.9 million of rest of world SKYCLARYS revenue, which was approved in the E.U. and became commercially available during the first quarter of 2024.

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
In 2024 we expect growth in rare disease revenue as we continue to launch SKYCLARYS in the U.S. and E.U. We expect global SPINRAZA revenue to decrease by high-single digits.

BIOSIMILARS

(In millions)
$196.6
$0.2
$54.1
$16.2
$8.0
$118.1
$194.3
$—
$54.4
$20.2
$6.9
$112.8
$591.6
$1.0
$162.1
$47.1
$27.3
$354.1
$581.8
$—
$167.6
$60.7
$22.5
$331.0
Q3 '24
Q3 '23
YTD '24
YTD '23
BENEPALI
BYOOVIZ
FLIXABI
IMRALDI
TOFIDENCE

•For the three and nine months ended September 30, 2024, compared to the same periods of 2023, the increases in biosimilar revenue were primarily due to increases in sales volumes related to BENEPALI, offset by decreases in pricing due to competitive pressures.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In millions)	2024	2023	2024	2023
Royalty revenue on sales of OCREVUS	$346.8	$319.1	$985.8	$928.2
Biogen’s share of pre-tax profits in the U.S. for RITUXAN, GAZYVA and LUNSUMIO	94.8	98.9	285.3	315.0
Other revenue from anti-CD20 therapeutic programs	4.6	2.9	13.6	10.6
Total revenue from anti-CD20 therapeutic programs	$446.2	$420.9	$1,284.7	$1,253.8
ROYALTY REVENUE ON SALES OF OCREVUS
For the three and nine months ended September 30, 2024, compared to the same periods in 2023, the increases in royalty revenue on sales of OCREVUS were primarily due to sales growth of OCREVUS in the U.S.
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
BIOGEN'S SHARE OF PRE-TAX PROFITS IN THE U.S. FOR RITUXAN, GAZYVA AND LUNSUMIO
For the three and nine months ended September 30, 2024, compared to the same periods in 2023, the decreases in our share of pre-tax profits in the U.S. for RITUXAN, GAZYVA and LUNSUMIO were primarily due to decreases in sales of RITUXAN in the U.S. resulting from competition from multiple biosimilar products, partially offset by increases in sales of GAZYVA.
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
CONTRACT MANUFACTURING, ROYALTY AND OTHER REVENUE
Contract manufacturing, royalty and other revenue is summarized as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In millions)	2024	2023	2024	2023
Contract manufacturing revenue	$221.9	$252.9	$474.1	$742.9
Royalty and other revenue	28.3	51.3	81.5	38.3
Total contract manufacturing, royalty and other revenue	$250.2	$304.2	$555.6	$781.2
CONTRACT MANUFACTURING REVENUE
For the three and nine months ended September 30, 2024, compared to the same periods in 2023, the decreases in contract manufacturing revenue were primarily driven by higher volumes in 2023 due to the timing of batch production, which includes batches related to LEQEMBI that we began recognizing in the first quarter of 2023 upon the accelerated approval of LEQEMBI in the U.S.

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
Reserves for discounts, contractual adjustments and returns that reduced gross product revenue are summarized as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In millions)	2024	2023	2024	2023
Contractual adjustments	$643.2	$654.0	$1,971.1	$1,959.1
Discounts	207.8	171.7	612.7	554.3
Returns	5.4	20.1	28.7	34.1
Total discounts and allowances	$856.4	$845.8	$2,612.5	$2,547.5
For the three and nine months ended September 30, 2024, reserves for discounts and allowances as a percentage of gross product revenue were 32.6% and 32.4%, respectively, compared to 31.7% in both prior year comparative periods.
CONTRACTUAL ADJUSTMENTS
Contractual adjustments primarily relate to Medicaid and managed care rebates in the U.S., pharmacy rebates, co-payment (copay) assistance, VA, 340B discounts, specialty pharmacy program fees and other government rebates or applicable allowances.
For the three months ended September 30, 2024, compared to the same period in 2023, the decrease in contractual adjustments was primarily due to lower Medicaid rebates, partially offset by higher government rebates in the U.S.
For the nine months ended September 30, 2024, compared to the same period in 2023, the increase in contractual adjustments was primarily due to higher government rebates in the U.S. and higher other rebates in biosimilars, partially offset by lower government rebates in rest of world and lower Medicaid rebates in the U.S.
DISCOUNTS
Discounts include trade term discounts, wholesaler incentives and volume related discounts.
For the three months ended September 30, 2024, compared to the same period in 2023, the increase in discounts was primarily driven by higher purchase discounts in rest of world and the U.S.
For the nine months ended September 30, 2024, compared to the same period in 2023, the increase in discounts was primarily driven by higher purchase and volume discounts for biosimilars.

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
For the three and nine months ended September 30, 2024, compared to the same periods in 2023, the decreases in returns were primarily driven by lower returns in the U.S.
For additional information on our revenue reserves, please read Note 5, Revenue, to our condensed consolidated financial statements included in this report.

COST AND EXPENSE
A summary of total cost and expense is as follows:

	For the Three Months Ended September 30,
(In millions, except percentages)	2024	2023	$ Change	% Change
Cost of sales, excluding amortization and impairment of acquired intangible assets	$638.7	$659.6	$(20.9)	(3.2)%
Research and development	542.7	736.3	(193.6)	(26.3)
Selling, general and administrative	588.4	788.2	(199.8)	(25.3)
Amortization and impairment of acquired intangible assets	130.3	60.9	69.4	114.0
Collaboration profit sharing/(loss reimbursement)	69.3	50.5	18.8	37.2
(Gain) loss on fair value remeasurement of contingent consideration	23.8	—	23.8	nm
Restructuring charges	6.8	76.0	(69.2)	(91.1)
Gain on sale of priority review voucher, net	—	—	—	nm
Other (income) expense, net	14.8	300.0	(285.2)	(95.1)
Total cost and expense	$2,014.8	$2,671.5	$(656.7)	(24.6)%

	For the Nine Months Ended September 30,
(In millions, except percentages)	2024	2023	$ Change	% Change
Cost of sales, excluding amortization and impairment of acquired intangible assets	$1,726.9	$1,915.1	$(188.2)	(9.8)%
Research and development	1,509.5	1,891.1	(381.6)	(20.2)
Selling, general and administrative	1,723.7	1,941.2	(217.5)	(11.2)
Amortization and impairment of acquired intangible assets	295.5	164.0	131.5	80.2
Collaboration profit sharing/(loss reimbursement)	197.3	164.5	32.8	19.9
(Gain) loss on fair value remeasurement of contingent consideration	23.8	—	23.8	nm
Restructuring charges	24.9	120.0	(95.1)	(79.3)
Gain on sale of priority review voucher, net	(88.6)	—	(88.6)	nm
Other (income) expense, net	193.7	248.2	(54.5)	(22.0)
Total cost and expense	$5,606.7	$6,444.1	$(837.4)	(13.0)%

nm Not meaningful

COST OF SALES, EXCLUDING AMORTIZATION AND IMPAIRMENT OF ACQUIRED INTANGIBLE ASSETS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In millions)	2024	2023	2024	2023
Product	$468.2	$471.4	$1,204.3	$1,355.8
Royalty	170.5	188.2	522.6	559.3
Total cost of sales	$638.7	$659.6	$1,726.9	$1,915.1
PRODUCT COST OF SALES
For the three and nine months ended September 30, 2024, compared to the same periods in 2023, the decreases in product cost of sales were primarily due to favorable product mix from decreased contract manufacturing revenue and lower idle capacity charges, offset in part by $48.4 million and $136.6 million, respectively, in SKYCLARYS amortization costs. Contract manufacturing revenue includes LEQEMBI inventory produced for Eisai, beginning in the first quarter of 2023 upon the accelerated approval of LEQEMBI in the U.S. Cost of sales as a percentage of revenue was adversely affected by LEQEMBI batches due to minimal margins.
As a result of our acquisition of Reata in September 2023 we recorded a fair value step-up adjustment related to the acquired inventory of SKYCLARYS of approximately $1.3 billion. This fair value step-up adjustment is being amortized to cost of sales within our condensed consolidated statements of income as the inventory is sold, which is expected to be sold over a period of approximately 4 years from the acquisition date. For the three and nine months ended September 30, 2024, amortization from the fair value step-up adjustment, associated with SKYCLARYS, as a result of inventory sold was approximately $48.4 million and $136.6 million, respectively. For additional information on our acquisition of Reata, please read Note 2, Acquisitions, to our condensed consolidated financial statements included in this report.
ROYALTY COST OF SALES
For the three and nine months ended September 30, 2024, compared to the same periods in 2023, the decreases in royalty cost of sales were primarily due to lower royalties associated with sales of SPINRAZA and TYSABRI.
Write Downs and Other Charges
For the three and nine months ended September 30, 2023, we recorded approximately $35.0 million and $113.3 million, respectively, of aggregate gross idle capacity charges. We had no significant gross idle capacity charges for the three and nine months ended September 30, 2024.
For additional information on our collaboration arrangements with Eisai, please read Note 19, Collaborative and Other Relationships, to our condensed consolidated financial statements included in this report.

RESEARCH AND DEVELOPMENT

Research and development expense, as a percentage of total revenue, was 22.0% and 29.1% for the three months ended September 30, 2024 and 2023, respectively. For the three months ended September 30, 2024, compared to the same period in 2023, the decrease in research and development was primarily driven by approximately $197.0 million of equity-based compensation expense recognized in 2023 related to the Reata acquisition, cost-reduction measures realized in 2024 in connection with our portfolio prioritization initiatives and our Fit for Growth program, as well as higher spend on clinical trials and close out costs incurred during 2023. The decrease was partially offset by approximately $42.5 million of equity-based compensation expense recognized in 2024 related to the HI-Bio acquisition.
EARLY STAGE PROGRAMS
Q3 2024 vs. Q3 2023
The decrease in early stage programs was driven by a decrease in costs associated with:
•advancement of BIIB059 for the treatment of CLE into late stage; and
•discontinuation of BIIB121 for the treatment of Angelman syndrome.
The decrease was partially offset by an increase in costs associated with:
•development of BIIB080 for the treatment of Alzheimer's disease.
LATE STAGE PROGRAMS
Q3 2024 vs. Q3 2023
The increase in late stage programs was driven by an increase in costs associated with:
•advancement of BIIB059 for the treatment of CLE into late stage; and
•increased spend in BIIB059 for the treatment of SLE.
The increase was partially offset by a decrease in costs associated with:
•advancement of TOFIDENCE from late stage to marketed upon the approval of TOFIDENCE in the U.S.
MARKETED PROGRAMS
Q3 2024 vs. Q3 2023
The decrease in marketed programs was driven by a decrease in costs associated with:
•discontinuation of ADUHELM for the treatment of Alzheimer's disease; and
•decreased spend on ZURZUVAE for MDD.
The decrease was partially offset by an increase in costs associated with:
•increased spend in SKYCLARYS as a result of our acquisition of Reata in September 2023; and
•advancement of TOFIDENCE from late stage to marketed upon the approval of TOFIDENCE in the U.S.

Research and development expense, as a percentage of total revenue, was 20.9% and 25.4% for the nine months ended September 30, 2024 and 2023, respectively. For the nine months ended September 30, 2024, compared to the same period in 2023, the decrease in research and development was primarily driven by approximately $197.0 million of equity-based compensation expense recognized in 2023 related to the Reata acquisition, cost-reduction measures realized in 2024 in connection with our portfolio prioritization initiatives and our Fit for Growth program, as well as higher spend on clinical trials and close out costs incurred during 2023, partially offset by approximately $48.5 million of step-up amortization related to SKYCLARYS inventory and approximately $42.5 million of equity-based compensation expense recognized in 2024 related to the HI-Bio acquisition.
EARLY STAGE PROGRAMS
YTD 2024 vs. YTD 2023
The decrease in early stage programs was driven by a decrease in costs associated with:
•advancement of BIIB059 for the treatment of CLE into late stage;
•discontinuation of BIIB121 for the treatment of Angelman syndrome; and
•discontinuation of BIIB131 for the treatment of acute ischemic stroke.
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
•advancement of TOFIDENCE from late stage to marketed upon the approval of TOFIDENCE in the U.S.; and
•discontinuation of BIIB093 for LHI.
The decrease was partially offset by an increase in costs associated with:
•advancement of BIIB059 for the treatment of CLE into late stage.
MARKETED PROGRAMS
YTD 2024 vs. YTD 2023
The decrease in marketed programs was driven by a decrease in costs associated with:
•discontinuation of ADUHELM for the treatment of Alzheimer's disease; and
•decreased spend on ZURZUVAE for MDD.
The decrease was partially offset by an increase in costs associated with:
•increased spend in SKYCLARYS as a result of our acquisition of Reata in September 2023;
•advancement of QALSODY from late stage to marketed upon the accelerated approval of QALSODY in the U.S.; and
•advancement of TOFIDENCE from late stage to marketed upon the approval of TOFIDENCE in the U.S.

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
SELLING, GENERAL AND ADMINISTRATIVE
For the three and nine months ended September 30, 2024, compared to the same periods in 2023, selling, general and administrative expense decreased by approximately 25.3% and 11.2%, respectively, primarily due to cost-reduction measures realized in 2024 in connection with our Fit for Growth program and approximately $196.4 million of equity-based compensation expense recognized in 2023 related to the acquisition of Reata. The decrease was partially offset by an increase in operational spending on sales and marketing activities in support of LEQEMBI and SKYCLARYS as we continue to expand our U.S. and international product launches.
For the three and nine months ended September 30, 2024, selling, general and administrative expense included the recognition of approximately $13.9 million in equity-based compensation expense related to our acquisition of HI-Bio that was associated with the accelerated vesting of stock options and RSUs previously granted to HI-Bio employees and required no future services to vest. Additionally, the three and nine months ended September 30, 2024, include transaction and integration-related expense incurred of approximately $2.4 million and $3.2 million, respectively, related to the acquisition of HI-Bio.
For the three and nine months ended September 30, 2023, selling, general and administrative expense included the recognition of approximately $196.4 million in equity-based compensation expense related to our acquisition of Reata that was associated with the accelerated vesting of stock options and RSUs previously granted to Reata employees and required no future services to vest. Additionally, the three and nine months ended September 30, 2023, includes transaction and integration-related expense incurred of approximately $29.6 million related to the acquisition of Reata.
For the nine months ended September 30, 2023, selling, general and administrative expense also included a $31.0 million obligation to Eisai related to the termination of the co-promotion agreement for our MS products in Japan during the first quarter of 2023 and accelerated depreciation recognized during the second quarter of 2023 of approximately $11.5 million.
GENERAL AND ADMINISTRATIVE EXPENSE
For the three and nine months ended September 30, 2024, general and administrative expense decreased by approximately $178.1 million, or 48.9%, and $183.3 million, or 26.2%, respectively, compared to the same periods in 2023, due to the recognition of approximately $196.4 million in equity-based compensation expense in 2023 related to our acquisition of Reata.
For additional information on our acquisitions of Reata and HI-Bio, please read Note 2, Acquisitions, to our condensed consolidated financial statements included in this report. For additional information on our collaboration arrangements with Eisai, please read Note 19, Collaborative and Other Relationships, to our condensed consolidated financial statements included in this report.

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
For the three and nine months ended September 30, 2024, compared to the same periods in 2023, the increases in amortization and impairment of acquired intangible assets were primarily due to amortization for the Reata acquisition acquired intangible assets associated with SKYCLARYS.
For the three and nine months ended September 30, 2024, amortization and impairment of acquired intangible assets reflects impairment charges of $20.2 million, related to intangible assets associated with Samsung Bioepis commercialization rights terminated during the third quarter of 2024. For the three and nine months ended September 30, 2023, we had no impairment charges.
For additional information on the amortization and impairment of our acquired intangible assets, please read Note 7, Intangible Assets and Goodwill, to our condensed consolidated financial statements included in this report. For additional information on our 2019 Development and Commercialization Agreement with Samsung Bioepis, please read Note 19, Collaborative and Other Relationships, to our condensed consolidated financial statements included in this report.
COLLABORATION PROFIT SHARING/(LOSS REIMBURSEMENT)
Collaboration profit sharing/(loss reimbursement) includes Samsung Bioepis' 50.0% share of the profit or loss related to our biosimilars 2013 commercial agreement with Samsung Bioepis and, beginning in the third quarter of 2023, collaboration profit sharing/(loss reimbursement) related to Sage's 50.0% share of income and expense in the U.S. related to ZURZUVAE for PPD.
For the three and nine months ended September 30, 2024, we recognized net profit-sharing expense of approximately $60.3 million and $176.8 million, respectively, to reflect Samsung Bioepis' 50.0% share of the net collaboration profits, compared to net profit-sharing expense of approximately $56.4 million and $170.4 million, respectively, in the prior year comparative periods.
For the three and nine months ended September 30, 2024, we recognized net profit-sharing expense of approximately $9.0 million and $20.5 million, respectively, to reflect Sage's 50.0% share of net collaboration results in the U.S. for ZURZUVAE for PPD, compared to net loss reimbursement of approximately $5.9 million in both prior year comparative periods.
For additional information on our collaboration and license arrangements with Samsung Bioepis and Sage, please read Note 19, Collaborative and Other Relationships, to our condensed consolidated financial statements included in this report.
(GAIN) LOSS ON FAIR VALUE REMEASUREMENT OF CONTINGENT CONSIDERATION
Consideration payable for certain of our business combinations include future payments that are contingent upon the occurrence of a particular event or events. We record an obligation for such contingent consideration payments at fair value on the acquisition date. We then revalue our contingent consideration obligations each reporting period. Changes in the fair value of our contingent consideration obligations, other than changes due to payments, are recognized as a (gain) loss on fair value remeasurement of contingent consideration in our condensed consolidated statements of income. In connection with our acquisition of HI-Bio in July 2024 we recorded contingent consideration obligations related to potential milestone payments.
For the three and nine months ended September 30, 2024, the changes in the fair value of our contingent consideration obligations were primarily due to changes in interest rates used to revalue our contingent consideration liabilities, the passage of time and updates to the expected timing of achieving certain milestones which will trigger contingent consideration payments.
For additional information on our acquisition of HI-Bio, please read Note 2, Acquisitions, to our condensed consolidated financial statements included in this report.

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
Total charges incurred from our 2023 cost saving initiatives are summarized as follows:

	For the Three Months Ended September 30,
	2024			2023
(In millions)	Severance Costs	Accelerated Depreciation and Other Costs	Total	Severance Costs	Accumulated Depreciation and Other Costs	Total
Selling, general and administrative	$—	$9.1	$9.1	$—	$5.9	$5.9
Research and development	—	3.5	3.5	—	0.2	0.2
Restructuring charges	4.6	—	4.6	37.7	17.3	55.0
Total charges	$4.6	$12.6	$17.2	$37.7	$23.4	$61.1

	For the Nine Months Ended September 30,
	2024			2023
(In millions)	Severance Costs	Accelerated Depreciation and Other Costs	Total	Severance Costs	Accumulated Depreciation and Other Costs	Total
Selling, general and administrative	$—	$12.5	$12.5	$—	$17.4	$17.4
Research and development	—	10.6	10.6	—	0.7	0.7
Restructuring charges	20.2	—	20.2	62.6	33.8	96.4
Total charges	$20.2	$23.1	$43.3	$62.6	$51.9	$114.5
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

Total charges incurred from our Reata integration are summarized as follows:

	For the Three Months Ended September 30,
	2024			2023
(In millions)	Severance Costs	Accelerated Depreciation and Other Costs	Total	Severance Costs	Accumulated Depreciation and Other Costs	Total
Selling, general and administrative	$—	$1.6	$1.6	$—	$—	$—
Research and development	—	2.9	2.9	—	—	—
Restructuring charges	0.7	—	0.7	21.0	—	21.0
Total charges	$0.7	$4.5	$5.2	$21.0	$—	$21.0

	For the Nine Months Ended September 30,
	2024			2023
(In millions)	Severance Costs	Accelerated Depreciation and Other Costs	Total	Severance Costs	Accumulated Depreciation and Other Costs	Total
Selling, general and administrative	$—	$4.9	$4.9	$—	$—	$—
Research and development	—	8.9	8.9	—	—	—
Restructuring charges	3.2	—	3.2	21.0	—	21.0
Total charges	$3.2	$13.8	$17.0	$21.0	$—	$21.0
In connection with our acquisition of Reata we assumed responsibility for a single-tenant, build-to-suit building of approximately 327,400 square feet of office and laboratory space located in Plano, Texas, with an initial lease term of 16 years. We do not intend to occupy this building and are evaluating opportunities to sublease the property.
HI-BIO INTEGRATION
Additionally, following the close of our HI-Bio acquisition in July 2024, we implemented an integration plan designed to realize operating synergies through cost savings and avoidance. Under this initiative, we incurred approximately $1.5 million of severance and employment costs, which are reflected in restructuring charges within our condensed consolidated statements of income for the three and nine months ended September 30, 2024.
For additional information on our cost saving initiatives, please read Note 4, Restructuring, to our condensed consolidated financial statements included in this report.
OTHER (INCOME) EXPENSE, NET
For the three and nine months ended September 30, 2024, compared to the same periods in 2023, the changes in other (income) expense, net primarily reflect lower interest income driven by lower cash balances in 2024, compared to the same periods in 2023, as well as higher net losses on our holdings in equity securities in 2023.
NET (GAINS) LOSSES IN EQUITY SECURITIES
For the three months ended September 30, 2024, net unrealized and realized gains on our holdings in equity securities were approximately $28.2 million and $10.9 million, respectively, compared to net unrealized and realized losses of approximately $297.6 million and $4.4 million, respectively, in the prior year comparative period.
•The net unrealized gains recognized during the three months ended September 30, 2024, primarily reflect an increase in the aggregate fair value of our investments in Denali and Sangamo common stock of approximately $53.3 million, partially offset by a decrease in the fair value of Sage common stock of approximately $22.7 million.
•The net unrealized losses recognized during the three months ended September 30, 2023, primarily reflect a decrease in the aggregate fair value of our investments in Sage, Denali and Sangamo common stock of approximately $295.6 million.
For the nine months ended September 30, 2024, net unrealized losses and realized gains on our holdings in equity securities were approximately $27.3 million and $5.4 million, respectively, compared to net unrealized and realized losses of approximately $268.3 million and $5.3 million, respectively, in the prior year comparative period.

•The net unrealized losses recognized during the nine months ended September 30, 2024, primarily reflect a decrease in the aggregate fair value of our investments in Sage common stock of approximately $90.2 million, partially offset by an increase in the fair value of Denali and Sangamo common stock of approximately $70.1 million.
•The net unrealized losses recognized during the nine months ended September 30, 2023, primarily reflect a decrease in the aggregate fair value of our investments in Sage, Denali, Sangamo and Ionis common stock of approximately $265.0 million.
INCOME TAX PROVISION

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In millions, except percentages)	2024	2023	2024	2023
Income (loss) before income tax (benefit) expense	$451.0	$(141.2)	$1,614.5	$1,005.2
Income tax (benefit) expense	62.5	(72.9)	249.0	92.6
Effective tax rate	13.9%	51.6%	15.4%	9.2%
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
For the three and nine months ended September 30, 2024, compared to the same periods in 2023, our effective tax rate includes a decrease in our valuation allowance related to changes in projected future foreign taxable income, partially offset by the impact of certain foreign uncertain tax positions.
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
The nine months ended September 30, 2023, was also impacted by the resolution of an uncertain tax matter related to tax credits.
For additional information on our acquisition of Reata, please read Note 2, Acquisitions, to our condensed consolidated financial statements included in this report.
PILLAR TWO
The OECD has issued model rules, which generally provide for a jurisdictional minimum effective tax rate of 15.0%. Various countries have or are in the process of enacting legislation intended to implement the principles effective January 1, 2024. Our income tax provision for the three and nine months ended September 30, 2024, reflects currently enacted legislation and guidance related to the OECD model rules.
For additional information on our income taxes, please read Note 17, Income Taxes, to our condensed consolidated financial statements included in this report.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Our financial condition is summarized as follows:

(In millions, except percentages)	As of September 30, 2024	As of December 31, 2023	$ Change	% Change
Financial assets:
Cash and cash equivalents	$1,699.2	$1,049.9	$649.3	61.8%
Total cash and cash equivalents	$1,699.2	$1,049.9	$649.3	61.8%
Borrowings:
Current portion notes payable and term loan	$1,748.1	$150.0	$1,598.1	1,065.4%
Notes payable and term loan	4,545.8	6,788.2	(2,242.4)	(33.0)
Total borrowings	$6,293.9	$6,938.2	$(644.3)	(9.3)%
Working capital:
Current assets	$6,830.5	$6,859.3	$(28.8)	(0.4)%
Current liabilities	(5,425.0)	(3,434.3)	(1,990.7)	58.0
Total working capital	$1,405.5	$3,425.0	$(2,019.5)	(59.0)%
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
On July 2, 2024, we completed the acquisition of all of the issued and outstanding shares of HI-Bio. Under the terms of this acquisition, we paid shareholders of HI-Bio approximately $1.15 billion, as well as an additional $43.7 million related to working capital adjustments as of the transaction close date. These amounts were funded through available cash on hand. For additional information on our acquisition of HI-Bio, please read Note 2, Acquisitions, to our condensed consolidated financial statements included in this report.
For additional information on certain risks that could negatively impact our financial position or future results of operations, please read Item 1A. Risk Factors and Item 3. Quantitative and Qualitative Disclosures About Market Risk included in this report.
LIQUIDITY
WORKING CAPITAL
Working capital is defined as current assets less current liabilities. Our working capital was $1.4 billion and $3.4 billion as of September 30, 2024 and December 31, 2023, respectively. The change in working capital reflects a decrease in total current assets of approximately $28.8 million and an increase in total current liabilities of approximately $2.0 billion. The changes in total current assets and total current liabilities were primarily driven by the following:
CURRENT ASSETS
•$649.3 million increase in cash and cash equivalents;
•$127.9 million decrease in accounts receivable, net related to our ongoing operations; and
•$508.0 million decrease in other current assets primarily due to the receipt of $437.5 million from Samsung BioLogics related to the sale of our 49.9% equity interest in Samsung Bioepis.

CURRENT LIABILITIES
•$131.5 million increase in accrued expense and other primarily due to $287.1 million of short-term contingent consideration recognized from our acquisition of HI-Bio, offset in part by the timing of our annual incentive compensation payment and other benefits-related payments; and
•$1.6 billion increase in current portion of debt primarily due to the reclassification of our $1.75 billion aggregate principal amount of 5.20% Senior Notes due September 15, 2025, from long-term to short--term and the repayment of our 2023 Term Loan.
For additional information on our acquisition of HI-Bio, please read Note 2, Acquisitions, to our condensed consolidated financial statements included in this report. For additional information on the sale of our equity interest in Samsung Bioepis and the sale of our PRV, please read Note 3, Dispositions, to our condensed consolidated financial statements included in this report. For additional information on our 2023 Term Loan, please read Note 13, Indebtedness, to our condensed consolidated financial statements included in this report.
CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES
As of September 30, 2024, we had cash, cash equivalents and marketable securities totaling approximately $1.7 billion compared to approximately $1.0 billion as of December 31, 2023. The increase in the balance was primarily due to cash generated by our operations, the receipt of $437.5 million in April 2024 from Samsung BioLogics related to the sale of our 49.9% equity interest in Samsung Bioepis and the net cash receipt of $88.6 million from the sale of one of our two PRV's. The increase was offset in part by $1.15 billion of cash and cash equivalents used to fund our acquisition of HI-Bio in July 2024 and $650.0 million of cash used for the repayment of our 2023 Term Loan.
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
The following table summarizes the fair value of our significant common stock investments in our strategic investment portfolio:

(In millions)	September 30, 2024	December 31, 2023
Denali	$257.9	$273.6
Sage	45.1	135.3
Sangamo	1.7	7.9
Total	$304.7	$416.8
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

CASH FLOW
The following table summarizes our cash flow activity:

	For the Nine Months Ended September 30,
(In millions, except percentages)	2024	2023	% Change
Net cash flow provided by (used in) operating activities	$2,114.6	$1,534.7	37.8%
Net cash flow provided by (used in) investing activities	(780.6)	(3,448.7)	(77.4)
Net cash flow provided by (used in) financing activities	(691.4)	795.4	186.9
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
For the nine months ended September 30, 2024, compared to the same period in 2023, the increase in net cash flow provided by operating activities was primarily due to higher net income, lower employee-benefit payments made during the first quarter of 2024, as compared to the same period in 2023, lower estimated federal tax payments made during the third quarter of 2024, as compared to the same period in 2023, and changes in non-cash adjustments to net income. The increase was partially offset by the timing of working capital, which includes higher inventory levels, primarily associated with our contract manufacturing for LEQEMBI.
INVESTING ACTIVITIES
For the nine months ended September 30, 2024, compared to the same period in 2023, the change in net cash flow in investing activities was primarily due to cash payments made associated with our acquisition of HI-Bio in 2024 and with our acquisition of Reata in 2023. Additionally, cash outlay in 2023 was partially offset by net proceeds received from the sale of our marketable securities.
FINANCING ACTIVITIES
For the nine months ended September 30, 2024, compared to the same period in 2023, the change in net cash flow in financing activities was primarily due to the repayment of our 2023 Term Loan for $650.0 million during 2024 compared to the issuance of term loans totaling $1.0 billion under our 2023 Term Loan which were used to partially fund our acquisition of Reata in 2023.
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
CAPITAL RESOURCES
DEBT AND CREDIT FACILITIES
LONG-TERM DEBT AND TERM LOAN CREDIT AGREEMENTS
Our long-term obligations primarily consist of long-term debt related to our Senior Notes with final maturity dates ranging between 2025 and 2051. As of September 30, 2024, our outstanding balance related to long-term debt was $4.5 billion.
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
Additionally, during the first quarter of 2024 we repaid $250.0 million of the three-year tranche, with the remaining $250.0 million portion of the three-year tranche being subsequently repaid in full during the second quarter of 2024.
2024 REVOLVING CREDIT FACILITY
In August 2024 we entered into a $1.5 billion, five-year senior unsecured revolving credit facility under which we are permitted to draw funds for working capital and general corporate purposes. The terms of the revolving credit facility include a financial covenant that requires us not to exceed a maximum consolidated leverage ratio. This revolving credit facility replaced the revolving credit facility entered into in January 2020, as discussed below.
2020 REVOLVING CREDIT FACILITY
In January 2020 we entered into a $1.0 billion, five-year senior unsecured revolving credit facility under which we were permitted to draw funds for working capital and general corporate purposes. The terms of the revolving credit facility included a financial covenant that required us not to exceed a maximum consolidated leverage ratio. This credit facility was terminated in August 2024.
As of September 30, 2024 and December 31, 2023, we had no outstanding borrowings and were in compliance with all covenants under both facilities.
For a summary of the fair and carrying values of our outstanding borrowings as of September 30, 2024 and December 31, 2023, please read Note 8, Fair Value Measurements, to our condensed consolidated financial statements included in this report.
For additional information on our Senior Notes and credit facility please read, Note 13, Indebtedness, to our consolidated financial statements included in our 2023 Form 10-K.
SHARE REPURCHASE PROGRAMS
In October 2020 our Board of Directors authorized our 2020 Share Repurchase Program, which is a program to repurchase up to $5.0 billion of our common stock. Our 2020 Share Repurchase Program does not have an expiration date. All shares repurchased under our 2020 Share Repurchase Program were retired. There were no share repurchases of our common stock during the three and nine months ended September 30, 2024 and 2023. Approximately $2.1 billion remained available under our 2020 Share Repurchase Program as of September 30, 2024.
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
CONTINGENT CONSIDERATION RELATED TO BUSINESS COMBINATIONS
In connection with our acquisition of HI-Bio in July 2024 we may make additional payments based upon the achievement of certain milestone events. We recognized the contingent consideration obligations associated with this acquisition at its fair value on the acquisition date and we revalue this obligation each reporting period. We may pay up to an additional $650.0 million in potential future development and regulatory milestone payments. The acquisition-date fair value of these milestones was approximately $485.1 million. We anticipate that we may trigger the first milestone payment of approximately $150.0 million within the next six months.
For additional information on our acquisition of HI-Bio, please read Note 2, Acquisitions, to our condensed consolidated financial statements included in this report.

CONTINGENT DEVELOPMENT, REGULATORY AND COMMERCIAL MILESTONE PAYMENTS
Based on our development plans as of September 30, 2024, we could trigger potential future milestone payments to third parties of up to approximately $5.4 billion, including approximately $0.9 billion in development milestones, approximately $0.6 billion in regulatory milestones and approximately $3.9 billion in commercial milestones, as part of our various collaborations, including licensing and development programs and HI-Bio's pre-existing commitments, as discussed below. Payments under these agreements generally become due and payable upon achievement of certain development, regulatory or commercial milestones. Because the achievement of these milestones was not considered probable as of September 30, 2024, such contingencies have not been recorded in our financial statements. Amounts related to contingent milestone payments are not considered contractual obligations as they are contingent on the successful achievement of certain development, regulatory or commercial milestones.
If certain clinical and commercial milestones are met, we may pay up to approximately $15.0 million in milestones in 2024 under our current agreements, excluding opt-in payments.
We acquired HI-Bio's pre-existing in-license commitments under third-party agreements, which include tiered royalties on potential future sales of felzartamab and izastobart/HIB210, ranging from high-single digit to mid-teen percentages, as well as potential future development, regulatory and commercial milestone payments related to felzartamab and izastobart/HIB210 of up to $130.0 million, $230.0 million and $640.0 million, respectively. This amount includes potential milestone payments due upon the first patient dosed in a phase 3 clinical trial of felzartamab in a first and second indication of $35.0 million and $30.0 million, respectively. We anticipate that we may trigger the first milestone payment of $35.0 million within the next six months.
OTHER FUNDING COMMITMENTS
As of September 30, 2024, we have several ongoing clinical studies in various clinical trial stages. Our most significant clinical trial expenditures are to CROs. The contracts with CROs are generally cancellable, with notice, at our option. We recorded accrued expense of approximately $31.4 million in our condensed consolidated balance sheets for expenditures incurred by CROs as of September 30, 2024. We have approximately $576.6 million in cancellable future commitments based on existing CRO contracts as of September 30, 2024.
TAX RELATED OBLIGATIONS
We exclude liabilities pertaining to uncertain tax positions from our summary of contractual obligations as we cannot make a reliable estimate of the period of cash settlement with the respective taxing authorities. As of September 30, 2024, we have approximately $186.3 million of liabilities associated with uncertain tax positions.
As of September 30, 2024 and December 31, 2023, we have accrued income tax liabilities of approximately $234.0 million and $419.5 million, respectively, under the Transition Toll Tax. The amount accrued as of September 30, 2024, is expected to be paid within one year. The Transition Toll Tax is being paid in installments over an eight-year period, which started in 2018, and will not accrue interest.
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
CONTINGENT CONSIDERATION
We record contingent consideration resulting from a business combination at its fair value on the acquisition date. Each reporting period thereafter, we revalue the remaining obligations and record increases or decreases in their fair value as an adjustment to contingent consideration expense in our condensed consolidated statements of income. Changes in the fair value of our contingent consideration obligations can result from changes to one or multiple inputs, including adjustments to the discount rates and achievement and timing of any cumulative sales-based and development milestones or changes in the probability of certain clinical events and changes in the assumed probability associated with regulatory approval. These fair value measurements represent Level 3 measurements as they are based on significant inputs not observable in the market.
Significant judgment is employed in determining the appropriateness of these assumptions as of the acquisition date and for each subsequent period. Accordingly, changes in assumptions described above, could have a material impact on the amount of contingent consideration expense we record in any given period.
Except for Contingent Consideration, as discussed above, there have been no material changes to our critical accounting estimates since our 2023 Form 10-K. For a discussion of our other critical accounting estimates, please read Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2023 Form 10-K.
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
During the second quarter of 2018 the International Practices Task Force of the Center for Audit Quality categorized Argentina as a country with a projected three-year cumulative inflation rate greater than 100.0%, which indicated that Argentina's economy is highly inflationary. This categorization did not have a material impact on our results of operations or financial position as of September 30, 2024, and is not expected to have a material impact on our results of operations or financial position in the future. In December 2023 the Argentinian Peso experienced a substantial devaluation following a presidential election. The devaluation resulted in a $16.0 million charge recorded during the fourth quarter of 2023 in other (income) expense, net within our consolidated statements of income for the year ended December 31, 2023, included in our 2023 Form 10-K.
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
The following quantitative information includes the impact of currency movements on forward contracts used in our revenue, operating expense and balance sheet hedging programs. As of September 30, 2024 and December 31, 2023, a hypothetical adverse 10.0% movement in foreign currency exchange rates compared to the U.S. dollar across all maturities would result in a hypothetical decrease in the fair value of forward contracts of approximately $291.4 million and $249.4 million, respectively. The estimated fair value change was determined by measuring the impact of the hypothetical exchange rate movement on outstanding forward contracts. Our use of this methodology to quantify the market risk of such instruments is subject to assumptions and actual impact could be significantly different. The quantitative information about market risk is limited because it does not take into account all foreign currency operating transactions.
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
We believe that our allowance for doubtful accounts was adequate as of September 30, 2024 and December 31, 2023.
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
Changes in the fair value of these equity securities are impacted by the volatility of the stock market and changes in general economic conditions, among other factors. The potential change in fair value for equity price sensitive instruments has been assessed on a hypothetical 10.0% adverse movement. As of September 30, 2024 and December 31, 2023, a hypothetical adverse 10.0% movement would result in a hypothetical decrease in fair value of approximately $30.5 million and $41.7 million, respectively.

ITEM 4.     CONTROLS AND PROCEDURES
DISCLOSURE CONTROLS AND PROCEDURES AND INTERNAL CONTROL OVER FINANCIAL REPORTING
CONTROLS AND PROCEDURES
We have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of September 30, 2024. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that:
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
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
On July 2, 2024, we completed our acquisition of HI-Bio. The HI-Bio acquisition was accounted for as a business combination using the acquisition method of accounting. The results of operations of the acquired HI-Bio business have been included in our results of operations since July 2, 2024, and we are currently in the process of evaluating and integrating HI-Bio's historical internal controls over financial reporting with ours.
Other than the evaluation and integration of internal controls resulting from the HI-Bio acquisition, as discussed above, there were no changes in our internal control over financial reporting during the quarter ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
For a discussion of legal proceedings as of September 30, 2024, please read Note 21, Litigation, to our condensed consolidated financial statements included in this report, which is incorporated into this item by reference.
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
Our success is dependent upon our ability to attract and retain qualified management and other personnel in a highly competitive environment. Qualified individuals are in high demand, and we may incur significant costs to attract or retain them. We may face difficulty in attracting and retaining talent for a number of reasons, including management changes, integration related to the Reata and HI-Bio acquisitions, the underperformance or discontinuation of one or more marketed, pre-clinical or clinical programs, recruitment by competitors or changes in the overall labor market. In addition, changes in our organizational structure or in our flexible working arrangements could impact employees' productivity and morale as well as our ability to attract, retain and motivate employees. We cannot ensure that we will be able to hire or retain the personnel necessary for our operations or that the loss of any personnel will not have a material impact on our financial condition and results of operations.
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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES
The following table summarizes our common stock repurchase activity under our 2020 Share Repurchase Program during the third quarter of 2024:

Period	Total Number of Shares Purchased (#)	Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Programs (#)	Approximate Dollar Value of Shares That May Yet Be Purchased Under Our Programs ($ in millions)
July 1, 2024 - July 31, 2024	—	$—	—	$2,050.0
August 1, 2024 - August 31, 2024	—	$—	—	$2,050.0
September 1, 2024 - September 30, 2024	—	$—	—	$2,050.0
Total(1)	—	$—

(1) There were no share repurchases during the third quarter of 2024.
In October 2020 our Board of Directors authorized our 2020 Share Repurchase Program, which is a program to repurchase up to $5.0 billion of our common stock. Our 2020 Share Repurchase Program does not have an expiration date. All shares repurchased under our 2020 Share Repurchase Program were retired. There were no share repurchases of our common stock during the three and nine months ended September 30, 2024 and 2023. Approximately $2.1 billion remained available under our 2020 Share Repurchase Program as of September 30, 2024.
ITEM 5.    OTHER INFORMATION
TRADING ARRANGEMENTS
There were no trading arrangements for the purchase or sale of our securities entered into or terminated by our Directors or Officers during the third quarter of 2024.

ITEM 6.    EXHIBITS
The exhibits listed below are filed or furnished as part of this Quarterly Report on Form 10-Q.
EXHIBIT INDEX

Exhibit Number	Description of Exhibit
4.1	Credit Agreement, dated as of August 12, 2024, among Biogen Inc., Bank of America, N.A., as administrative agent, swing line lender and the L/C issuer, and the other lenders party thereto. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 14, 2024.

31.1+	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1++	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101++
The following materials from Biogen Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flow, (v) the Condensed Consolidated Statements of Equity and (vi) Notes to Condensed Consolidated Financial Statements.

104++	The cover page from this Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline XBRL.

+    Filed herewith

++    Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOGEN INC.

/s/ Michael R. McDonnell
Michael R. McDonnell
Chief Financial Officer
(principal financial officer)
October 30, 2024