Form 10-K
period 2024-12-31
BIOGEN INC.
filed 2025-02-12
CIK 875045

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐       No ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) computed by reference to the price at which the common stock was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $33,709,755,067.
As of February 11, 2025, the registrant had 146,374,937 shares of common stock, $0.0005 par value, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement for our 2025 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

BIOGEN INC.
ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2024

NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements that are being made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995 (the PSLRA) with the intention of obtaining the benefits of the “Safe Harbor” provisions of the PSLRA. These forward-looking statements may be accompanied by such words as “aim,” “anticipate,” "assume," “believe,” “contemplate,” “continue," "could," “estimate,” “expect,” “forecast,” “goal,” “guidance,” “hope,” “intend,” “may,” “objective,” “plan,” “possible,” "potential," “predict” “project,” “should,” “target,” “will,” “would” or the negative of these words or other words and terms of similar meaning. Given their forward-looking nature, these statements involve substantial risks and uncertainties and may be based on inaccurate assumptions. This report includes, among others, forward-looking statements regarding:
•our expected financial and operating performance;
•our long-term strategy and supporting business plans, including our product pipeline;
•our expectations about continued growth through acquisitions and key collaborative relationships;
•our belief that our long-term competitive position depends upon our success in discovering and developing innovative, cost-effective products that serve unmet medical needs, along with our ability to manufacture products efficiently and to launch and market them effectively in a highly competitive environment;
•our ability to obtain and maintain adequate coverage, pricing and reimbursement from third-party payors;
•our expectations regarding certain legal and regulatory proceedings and investigations; and
•our belief that our existing funds, when combined with cash generated from operations and our access to additional financing resources, if needed, are sufficient to satisfy our operating, working capital, strategic alliance, milestone payment, capital expenditure and debt service requirements for the foreseeable future.
These forward-looking statements are based on management's current beliefs and assumptions and on information currently available to management. Given their nature, we cannot assure that any outcome expressed in these forward-looking statements will be realized in whole or in part. We caution that these statements are subject to risks and uncertainties, many of which are outside of our control and could cause future events or results to be materially different from those stated or implied in this document, including, among others, factors relating to:
•our substantial dependence on the anticipated amount, timing and accounting of revenue from our products, including from the successful development of new products and approval of additional indications for our existing products, including but not limited to LEQEMBI and SKYCLARYS;
•the anticipated amount, timing and accounting of contingent, milestone, royalty and other payments under licensing, collaboration, acquisition or divestiture agreements; tax positions and contingencies; collectability of receivables; pre-approval inventory; cost of sales; research and development costs; compensation and other selling, general and administrative expense; amortization of intangible assets; foreign currency exchange risk; estimated fair value of assets and liabilities; and impairment assessments;
•expectations, plans and prospects relating to product approvals, approvals of additional indications for our existing products, sales, pricing, growth, reimbursement and launch of our marketed and pipeline products all of which is subject to governmental and regulatory oversight, and therefore subject to risks, including but not limited to those related to approvals, unfavorable or delayed reimbursements and coverage determinations, and changes in reimbursement policies or practices of payors and other third-parties;
•the potential impact of increased product competition in the biopharmaceutical and healthcare industry, as well as any other markets in which we compete, including increased competition from new originator therapies, generics, prodrugs and biosimilars of existing products and products approved under abbreviated regulatory pathways, including generic, prodrugs or biosimilar versions of our marketed products or competing products, including but not limited to increased competition from TECFIDERA generic entrants in the U.S. market;
•patent terms, patent term extensions, patent office actions and expected availability and periods of regulatory exclusivity, as well as our ability to adequately enforce existing patents, including our European patent related to TECFIDERA;
•our ability to effectively implement our corporate strategy which includes significant investment in product and pipeline candidates, including but not limited to felzartamab and nusinersen;

•the successful execution of our strategic and growth initiatives, including acquisitions, and our ability to realize the anticipated benefits from our acquisitions of Reata and HI-Bio, including future performance of the SKYCLARYS product and further development of the felzartamab product and anticipated synergies;
•the drivers for growing our business, including our plans and intention to commit resources relating to discovery, research and development programs and business development opportunities, including collaboration agreements, as well as the potential benefits and results of, and the anticipated completion of, certain business development transactions, reorganizations and cost-reduction measures, including our Fit for Growth program;
•the expectations, development plans and anticipated timelines, including costs and timing of potential clinical trials, regulatory filing approvals and/or discontinuation, of our products, drug candidates and pipeline programs, including collaborations with third-parties including but not limited to Eisai and Sage, as well as the potential therapeutic scope of the development and commercialization of our and our collaborators’ pipeline products, including ZURZUVAE;
•the timing, outcome and impact of administrative, regulatory, legal and other proceedings, including those related to our patents and other proprietary and intellectual property rights, tax audits, assessments and settlements, pricing matters, sales and promotional practices, product liability, investigations and other matters;
•our ability to commercialize biosimilars, which is subject to risks such as our reliance on third-parties, competitive challenges, regulatory compliance, adequate supply, intellectual property and regulatory challenges and failure to gain market and patient acceptance;
•our ability to finance our present and future operations and business initiatives and obtain funding for such activities on favorable terms;
•our ability to attract, retain and motivate qualified individuals for management and other employee positions in a highly competitive environment, including potential difficulty in retaining talent following acquisitions or following the discontinuation or underperformance of one or more marketed, pre-clinical or clinical programs;
•adverse safety events involving our marketed or pipeline products, generic, prodrugs or biosimilar versions of our marketed products or any other products from the same class as one of our products;
•the current and potential impacts of geopolitical tensions, acts of war and other large-scale crises, including impacts to our operations, sales and the possible disruptions or delay in our plans to conduct clinical trial activities in areas of geopolitical tension, including tensions between the U.S. and China, regions affected by Russia's invasion of Ukraine and the military conflict in the Middle East;
•the direct and indirect impact of global health outbreaks or adverse weather events on our business and operations, including sales, expense, reserves and allowances, the supply chain, manufacturing, research and development costs, clinical trials and employees;
•our use of information technology systems and data and the potential impacts of any breakdowns, interruptions, invasions, corruptions, data breaches, destructions and/or other cybersecurity incidents of such systems or those of our business partners;
•our incorporation of technologies using AI into some of our processes;
•the potential impact of healthcare reform in the U.S., including the IRA and the impact of the IRA Medicare Part D redesign, and measures being taken worldwide designed to reduce healthcare costs and limit the overall level of government expenditures, including the impact of pricing actions and reduced reimbursement for our products, as well as the potential impact of legislative and regulatory changes and priorities;
•our manufacturing capacity, including our ability to effectively manufacture biosimilars, reliance on third-party contract manufacturing organizations, plans and timing relating to changes in our manufacturing capabilities, our ability to adequately address global bulk supply risks, our ability to fully utilize our manufacturing facilities, including our Solothurn facility, activities in new or existing manufacturing facilities and the expected timeline for the gene therapy, clinical packaging and other manufacturing facility in RTP, North Carolina to be operational;
•the impact of the continued uncertainty of the credit and economic conditions in certain countries and our ability to collect accounts receivable in such countries;

•lease commitments, purchase obligations and the timing and satisfaction of other contractual obligations;
•changes in our effective tax rate and obligations in various jurisdictions in which we are subject to taxation; and
•the impact of new laws, regulatory actions, judicial decisions and accounting standards, or tariffs or trade restrictions applicable to our products or operations.
These forward-looking statements involve risks and uncertainties, including those that are described in Item 1A. Risk Factors and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report and elsewhere in this report, that could cause actual results to differ materially from those reflected in such statements. The factors identified above should not be construed as an exhaustive list of factors that could affect our future results and should be read in conjunction with the other cautionary statements that are included in this Annual Report on Form 10-K. Because some of these risks and uncertainties cannot be predicted or quantified and some are beyond our control, you should not rely on our forward-looking statements as predictions of future events and you should not place undue reliance on these statements. Moreover, we operate in a very competitive and rapidly changing environment, new risks and uncertainties may emerge from time to time and it is not possible for us to predict all risks nor identify all uncertainties. Forward-looking statements speak only as of the date of this report and are based on information and estimates available to us at this time. Except as required by law, we do not undertake any obligation to publicly update any forward-looking statements, whether as a result of new information, future developments or otherwise. You should read this report with the understanding that our actual future results, performance, events and circumstances might be materially different from what we expect.
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

DEFINED TERMS

2023 Form 10-K	Annual Report on Form 10-K for the year ended December 31, 2023
2020 Share Repurchase Program	Board of Directors authorized program to repurchase up to $5.0 billion of our common stock
2024 Omnibus Equity Plan	Biogen Inc. 2024 Omnibus Equity Plan
2017 Omnibus Equity Plan	Biogen Inc. 2017 Omnibus Equity Plan
2024 ESPP	Biogen Inc. 2024 Employee Stock Purchase Plan
2015 ESPP	Biogen Inc. 2015 Employee Stock Purchase Plan
2023 Term Loan	$1.5 billion term loan credit agreement
125 Broadway	125 Broadway, Cambridge, MA
300 Binney Street	300 Binney Street, Cambridge, MA
AAIC	Alzheimer's Association International Conference
AbbVie	AbbVie Inc.
Acorda	Acorda Therapeutics, Inc.
AI	Artificial Intelligence
Alkermes	Alkermes plc
ALS	Amyotrophic Lateral Sclerosis
AMP	Average Manufacturer Price
AMR	Antibody-Mediated Rejection
AOCI	Accumulated Other Comprehensive Income (Loss)
ASO	Antisense Oligonucleotide
ASU	Accounting Standards Update
ATV	Antibody Transport Vehicle
BLA	Biologics License Application
Blackstone	Blackstone Life Sciences
CCDAA	Climate Corporate Data Accountability Act
CCPA	California Consumer Privacy Act
CEO	Chief Executive Officer
CHMP	Committee for Medicinal Products for Human Use
CISA	Cybersecurity and Infrastructure Security Agency
CISO	Chief Information Security Officer
CJEU	Court of Justice of the European Union
CLE	Cutaneous Lupus Erythematosus
CLL	Chronic Lymphocytic Leukemia
CMS	Centers for Medicare & Medicaid Services
CODM	Chief Operating Decision Maker
Convergence	Convergence Pharmaceuticals Ltd.
CRFRA	Climate-Related Financial Risk Act
CRL	Complete Response Letter
CROs	Contract Research Organizations
CTAD	Clinical Trials on Alzheimer's Disease
DEA	Drug Enforcement Agency
Denali	Denali Therapeutics Inc.
Directors Plan	Biogen Inc. 2015 Non-Employee Directors Equity Plan

DEFINED TERMS (continued)

District Court	U.S. District Court for the District of Massachusetts
DOJ	U.S. Department of Justice
DPN	Diabetic Painful Neuropathy
EC	European Commission
EHS	Environment, Health and Safety
Eisai	Eisai Co., Ltd.
EMA	European Medicines Agency
EPO	European Patent Office
ERG	Employee Resource Group
ERISA	Employee Retirement Income Security Act of 1974
ERM	Enterprise Risk Management
E.U.	European Union
FA	Friedreich's Ataxia
FASB	Financial Accounting Standards Board
FCPA	Foreign Corrupt Practices Act
FDA	U.S. Food and Drug Administration
FDIC	Federal Deposit Insurance Corporation
Fit for Growth	Cost saving program initiated in 2023
FSS	Federal Supply Schedule
GCP	Good Clinical Practices
GDPR	General Data Privacy Regulation
Genentech	Genentech, Inc.
GILTI	Global Intangible Low Tax Income
GloBE	Global Anti-Base Erosion
GMP	Good Manufacturing Practices
HI-Bio	Human Immunology Biosciences, Inc.
Humana	Humana Inc.
IgAN	Immunoglobulin A. Nephropathy
Ionis	Ionis Pharmaceuticals Inc.
IPR&D	In-process Research and Development
IRA	Inflation Reduction Act of 2022
IT	Information Technology
IV	Intravenous
LHI	Large Hemispheric Infarction
LRRK2	Leucine-Rich Repeat Kinase 2
MAA	Marketing Authorization Application
MDD	Major Depressive Disorder
MHRA	Medicines and Healthcare products Regulatory Agency
MS	Multiple Sclerosis
NCD	National Coverage Decision
NDA	New Drug Application
NDS	New Drug Submission

DEFINED TERMS (continued)

Neurimmune	Neurimmune SubOne AG
NIST	National Institute of Standards and Technology
NMPA	National Medicinal Products Administration
ODD	Orphan Drug Designation
OECD	Organization for Economic Co-operation and Development
OIE	Other (Income) Expense, Net
PDUFA	Prescription Drug User Fee Act
PFAS	Per- and Polyfluoroalkyl Substances
PHS	Public Health Service
PMDA	Pharmaceuticals and Medical Devices Agency
PMN	Primary Membranous Nephropathy
Polpharma	Polpharma Biologics S.A.
PPACA	Patient Protection and Affordable Care Act
PPD	Postpartum Depression
PPMS	Primary Progressive MS
PRV	Priority Review Voucher
R&D	Research and Development
Reata	Reata Pharmaceuticals, Inc.
REMS	Risk Evaluation and Mitigation Strategies
RMS	Relapsing MS
RRMS	Relapsing-Remitting MS
RTP	Research Triangle Park
SAG	Scientific Advisory Group
Sage	Sage Therapeutics, Inc.
Samsung Bioepis	Samsung Bioepis Co., Ltd.
Samsung BioLogics	Samsung BioLogics Co., Ltd.
Sangamo	Sangamo Therapeutics, Inc.
SEC	U.S. Securities and Exchange Commission
SG&A	Selling, General and Administrative
SLE	Systemic Lupus Erythematosus
SMA	Spinal Muscular Atrophy
SMN	Survival Motor Neuron
SOD1	Superoxide Dismutase 1
SPC	Supplementary Protection Certificate
SSP	Supplemental Savings Plan
SWISSMEDIC	Swiss Agency for Therapeutic Products
TBA	Technical Boards of Appeal
TGN	Trigeminal Neuralgia
TNF	Anti-tumor Necrosis Factor
Transition Toll Tax	A one-time mandatory deemed repatriation tax on accumulated foreign subsidiaries' previously untaxed foreign earnings
U.K.	United Kingdom
U.S.	United States
U.S. GAAP	Accounting Principles Generally Accepted in the U.S.
VA	Veterans Administration

PART I
ITEM 1. BUSINESS
OVERVIEW
Biogen is a global biopharmaceutical company focused on discovering, developing and delivering innovative therapies for people living with serious and complex diseases. We have a broad portfolio of medicines to treat MS, have introduced the first approved treatment for SMA, co-developed treatments to address a defining pathology of Alzheimer’s disease and launched the first approved treatment to target a genetic cause of ALS. We market the first and only drug approved in the U.S. and the E.U. for the treatment of FA in adults and adolescents aged 16 years and older. We are focused on advancing our pipeline in neurology, specialized immunology and rare diseases. We support our drug discovery and development efforts through internal research and development programs, external collaborations and acquisitions.
Our marketed products include TECFIDERA, VUMERITY, AVONEX, PLEGRIDY and TYSABRI for the treatment of MS; SPINRAZA for the treatment of SMA; SKYCLARYS for the treatment of FA; QALSODY for the treatment of ALS; and FUMADERM for the treatment of severe plaque psoriasis.
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
We commercialize a portfolio of biosimilars of advanced biologics including: BENEPALI, an etanercept biosimilar referencing ENBREL; IMRALDI, an adalimumab biosimilar referencing HUMIRA; FLIXABI, an infliximab biosimilar referencing REMICADE; and BYOOVIZ, a ranibizumab biosimilar referencing LUCENTIS, in certain international markets, as well as TOFIDENCE, a tocilizumab biosimilar referencing ACTEMRA, in the U.S. and certain international markets. We also have commercialization rights related to OPUVIZ, an aflibercept biosimilar referencing EYLEA.
On July 2, 2024, we completed the acquisition of HI-Bio. As a result of this transaction we acquired HI-Bio's lead asset, felzartamab, an anti-CD38 antibody currently being evaluated for three leading indications, AMR, PMN and IgAN. For additional information on our acquisition of HI-Bio, please read Note 2, Acquisitions, to our consolidated financial statements included in this report.
For additional information on our collaboration arrangements, please read Note 19, Collaborative and Other Relationships, to our consolidated financial statements included in this report.

KEY BUSINESS DEVELOPMENTS
The following is a summary of key developments affecting our business since the beginning of 2024.
ACQUISITIONS AND DIVESTITURES
HUMAN IMMUNOLOGY BIOSCIENCES
On July 2, 2024, we completed the acquisition of all of the issued and outstanding shares of HI-Bio, a privately-held clinical-stage biotechnology company focused on targeted therapies for patients with severe immune-mediated diseases. HI-Bio's lead asset, felzartamab, an anti-CD38 antibody, is currently being evaluated for three leading indications, AMR, PMN and IgAN. Felzartamab has received Breakthrough Therapy Designation and ODD from the FDA for development in the treatment of PMN and AMR. Subsequent to our acquisition, felzartamab received ODD in the E.U. in IgAN and solid organ transplantation. The acquisition of HI-Bio is expected to augment our pipeline and build on our expertise in immunology.
Under the terms of this acquisition, we paid shareholders of HI-Bio approximately $1.15 billion at closing and may pay up to an additional $650.0 million in potential future development and regulatory milestone payments. We funded this acquisition through available cash on hand and accounted for this acquisition as a business combination using the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations, and recorded assets acquired and liabilities assumed at their respective fair values as of the acquisition date. For additional information on our acquisition of HI-Bio, please read Note 2, Acquisitions, to our consolidated financial statements included in this report.
SALE OF PRIORITY REVIEW VOUCHER
In April 2024 we completed the sale of our rare pediatric disease PRV, generated by the development associated with SPINRAZA, to a third party. In consideration for the PRV we received a cash payment of $103.0 million upon the closing of the PRV purchase, of which approximately $14.4 million was paid to Ionis. Our net portion of approximately $88.6 million was recognized in gain on sale of priority review voucher, net within our consolidated statements of income for the year ended December 31, 2024. For additional information on the sale of our PRV, please read Note 3, Dispositions, to our consolidated financial statements included in this report.
DEVELOPMENTS IN KEY COLLABORATIVE RELATIONSHIPS
For additional information on our collaborative and other relationships discussed below, please read Note 19, Collaborative and Other Relationships, to our consolidated financial statements included in this report.
LEQEMBI (lecanemab)
United States
Key developments related to LEQEMBI in the U.S. consisted of the following:
•In January 2025 the FDA approved LEQEMBI monthly IV maintenance dosing for the treatment of early Alzheimer's disease.
•In January 2025 the FDA accepted for review the BLA for LEQEMBI subcutaneous autoinjector for weekly maintenance dosing, with a PDUFA action date set for August 31, 2025.
•In July 2024 Eisai presented new clinical data from the CLARITY AD study open-label extension of LEQEMBI, demonstrating that three years of continuous LEQEMBI treatment reduced clinical decline, resulting in a clinically meaningful benefit for early Alzheimer's disease patients.
Rest of World
Key developments related to LEQEMBI (lecanemab) in rest of world markets consisted of the following:
•In January 2025 we and Eisai announced an update regarding the ongoing regulatory review of the MAA for lecanemab in the E.U., which the CHMP of the EMA previously adopted a positive opinion on in November 2024. The EC has asked the CHMP to consider information on the safety of lecanemab that became available after the adoption of the CHMP opinion in November 2024 and whether this may require an update of the opinion, and to consider whether the wording of the risk minimization measures in the opinion is clear enough to ensure correct implementation. These will be discussed at the CHMP meeting in February 2025.

•In December 2024 LEQEMBI was approved by the Federal Commission for the Protection Against Sanitary Risk in Mexico.
•In November 2024 we and Eisai announced the launch of LEQEMBI in South Korea, which had been approved by the Ministry of Food and Drug Safety in South Korea in May 2024.
•In October 2024 the Therapeutic Goods Administration of Australia issued a public statement about the initial decision not to register lecanemab. In December 2024 Eisai submitted a request for reconsideration of this decision.
•In August 2024 LEQEMBI was approved by the Medicines and Healthcare products Regulatory Agency in Great Britain and by the Ministry of Health and Prevention in the United Arab Emirates.
•In July 2024 LEQEMBI was approved in Hong Kong and Israel.
•In June 2024 we and Eisai announced the launch of LEQEMBI in China, which had been approved by the NMPA in China in January 2024.
UCB COLLABORATION
In September 2024 we and UCB announced positive topline data from the Phase 3 PHOENYCS GO study of dapirolizumab pegol, a novel Fc-free anti-CD40L drug candidate, in people living with moderate-to-severe SLE. The Phase 3 study met the primary endpoint demonstrating clinical improvement in moderate-to-severe SLE with clinical improvements observed among key secondary endpoints. Based on these results, UCB and Biogen initiated a second Phase 3 study in late 2024.
MANAGEMENT CHANGES
•In October 2024 we announced that Michael R. McDonnell, Executive Vice President and Chief Financial Officer, plans to retire from Biogen on March 1, 2025. Upon Mr. McDonnell's retirement, Robin C. Kramer, currently Senior Vice President and Chief Accounting Officer at Biogen, will assume the role of Executive Vice President and Chief Financial Officer.
•In January 2025 we announced the appointment of Sean Godbout as Vice President, Chief Accounting Officer and Global Corporate Controller, effective March 1, 2025, upon the transition of Robin C. Kramer, currently Senior Vice President and Chief Accounting Officer at Biogen, to the role of Executive Vice President and Chief Financial Officer.
BOARD OF DIRECTORS UPDATE
•Effective October 1, 2024, Lloyd B. Minor, M.D. joined our Board of Directors.
•Effective January 1, 2025, Sir Menelas (Mene) Pangalos, Ph.D. joined our Board of Directors.
For additional information on our executive officers, please read the subsection entitled "Information about our Executive Officers" included in this report.
PRODUCT AND PIPELINE DEVELOPMENTS
NEUROLOGY
ALZHEIMER'S DISEASE
LEQEMBI (lecanemab)
•In October 2024 Eisai presented data on benefits of long-term administration of dual-acting LEQEMBI at the 2024 CTAD conference. The data presented additional measures resulting from the three years of continuous LEQEMBI treatment, showing that 46% of patients improved or had no decline and 33% showed improvement from baseline on the CDR-SB. On the ADAS-Cog14 measurement scale, 46% of patients showed improvement or no decline and 43% showed improvement. On the ADCS MCI-ADL measurement scale, 51% of patients showed improvement or no decline and 48% showed improvement.
•In July 2024 Eisai announced the results of a detailed analysis of the Phase 3 CLARITY Alzheimer's disease study of LEQEMBI at the 2024 AAIC conference. The study provided further Phase 3 analysis showing three years of continuous LEQEMBI treatment reduced clinical decline by -0.95 on CDR-SB showing continued clinically and personally meaningful benefit for early Alzheimer's disease patients.

IMMUNOLOGY
felzartamab
•Felzartamab was granted ODD in the E.U. in IgAN and solid organ transplantation in November 2024 and December 2024, respectively.
•In October 2024 we presented complete results from the Phase 2 IGNAZ study evaluating felzartamab, an investigational anti-CD38 monoclonal antibody, in people living with IgAN during the American Society of Nephrology Kidney Week 2024. The results from the study showed substantial reductions in proteinuria, stabilization of kidney function and sustained treatment effect more than 18 months after the last dose of felzartamab.
•In October 2024 the FDA granted felzartamab Breakthrough Therapy Designation for the treatment of late AMR without T-cell mediated rejection in kidney transplant patients.
RARE DISEASE
SPINRAZA (nusinersen)
•In January 2025 the FDA accepted the supplemental NDA and the EMA validated the application for a higher dose regimen of nusinersen for SMA. The higher dose regimen of nusinersen comprises a more rapid loading regimen, two 50 mg-doses 14 days apart, and higher maintenance regimen, 28 mg, every four months, compared to the currently approved dose of SPINRAZA.
•In September 2024 we announced positive topline data from the Phase 2/3 DEVOTE study of nusinersen, which evaluated the safety and efficacy of a higher dose regimen of nusinersen in treatment-naive symptomatic infants with SMA.
•In March 2024 we announced new data from the Phase 4 RESPOND study for SPINRAZA. The study showed that neurofilament levels, an indicator of neurodegeneration, were reduced in nearly all study participants treated with SPINRAZA. The reductions in biomarker complement previously reported RESPOND study efficacy results showing improved motor function in most participants treated with SPINRAZA after gene therapy.
SKYCLARYS
•In September 2024 SKYCLARYS was approved by SWISSMEDIC for the treatment of FA in adults and adolescents aged 16 years and older.
•In July 2024 the first pediatric patient was treated in the Phase 1 study of SKYCLARYS designed to identify the appropriate dose for the pediatric population living with FA.
QALSODY
•In December 2024 the Japanese Ministry of Health, Labor and Welfare approved QALSODY in Japan.
•In October 2024 QALSODY was approved in China by the NMPA under the conditional approval pathway for the treatment of adults with ALS associated with a mutation in the SOD1 gene.
•In May 2024 the EC approved QALSODY in the E.U. for the treatment of adults with ALS associated with a mutation in the SOD1 gene. QALSODY is the first treatment approved in the E.U. to target a genetic cause of ALS.
DISCONTINUED PROGRAMS AND STUDIES
SAGE COLLABORATION
zuranolone
In October 2024 we and Sage agreed to not pursue further development of zuranolone for the potential treatment of MDD. This decision was based on the significant new investment and time we expect would be needed to conduct the additional studies required to support approval of this indication.

BIIB124
In July 2024 we and Sage announced that the Phase 2 KINETIC 2 dose-range study of BIIB124 did not meet its endpoints. Based on these results, we discontinued our further development of BIIB124 and terminated our rights under the collaboration and license agreement specific to BIIB124, effective February 17, 2025.
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
IONIS COLLABORATION
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
MERZ THERAPEUTICS (PREVIOUSLY ACORDA THERAPEUTICS, INC.)
In January 2024 we notified Acorda of our decision to terminate our collaboration and license agreement, effective January 1, 2025, whereby Acorda regained global commercialization rights to FAMPYRA. On April 1, 2024, Acorda filed for bankruptcy protection and announced its intention to sell substantially all of Acorda's assets to a third party. On July 10, 2024, Merz Therapeutics announced that its subsidiary Merz Pharmaceuticals LLC had completed the acquisition of FAMPYRA, and related assets from Acorda. We are now working with Merz Therapeutics on the transition of global commercialization rights of FAMPYRA and we expect to recognize minimal revenue in 2025.
BIIB143 (cemdomespib)
In early 2025 we discontinued further development of BIIB143 (cemdomespib) for the treatment of diabetic neuropathic pain, as part of our ongoing pipeline prioritization efforts.

MARKETED PRODUCTS
The following graph shows our product revenue, revenue from anti-CD20 therapeutic programs and Alzheimer's collaboration revenue for the years ended December 31, 2024, 2023 and 2022.

(1) MS includes TECFIDERA, VUMERITY, AVONEX, PLEGRIDY, TYSABRI and FAMPYRA.
(2) Rare disease includes SPINRAZA, QALSODY, which became commercially available in the U.S. during the second quarter of 2023 and commercially available in the E.U. during the second quarter of 2024, and SKYCLARYS, which was obtained as part of our acquisition of Reata in September 2023. SKYCLARYS became commercially available in the U.S. during the second quarter of 2023 and we began recognizing revenue from SKYCLARYS in the U.S. during the fourth quarter of 2023, subsequent to our acquisition. SKYCLARYS was approved and became commercially available in the E.U. during the first quarter of 2024.
(3) Biosimilars includes BENEPALI, IMRALDI, FLIXABI, BYOOVIZ, which became commercially available in certain international markets in 2023, and TOFIDENCE, which became commercially available in the U.S. during the second quarter of 2024.
(4) Alzheimer's collaboration revenue consists of our 50.0% share of LEQEMBI product revenue, net and cost of sales, including royalties.
(5) Anti-CD20 therapeutic programs include RITUXAN, RITUXAN HYCELA, GAZYVA, OCREVUS and LUNSUMIO, which became commercially available in the U.S. during the first quarter of 2023.
(6) Other includes FUMADERM, ADUHELM and ZURZUVAE, which became commercially available in the U.S. during the fourth quarter of 2023.

Product sales for TECFIDERA, TYSABRI and SPINRAZA each accounted for more than 10.0% of our total revenue for the years ended December 31, 2024, 2023 and 2022. For additional financial information about our product and other revenue and geographic areas where we operate, please read Note 5, Revenue and Note 25, Segment Information, to our consolidated financial statements included in this report and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report. A discussion of the risks attendant to our operations is set forth in Item 1A. Risk Factors included in this report.
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
The MS products we market and our major markets are as follows:

Product	Indication	Collaborator	Major Markets

	RMS RRMS in the E.U. Crohn's disease in the U.S.	None	U.S. Brazil France Germany Italy U.K.

	RMS in the U.S. RRMS in the E.U.	None	U.S. France Germany Italy Japan U.K.

	RMS in the U.S. RRMS in the E.U.	Alkermes Pharma Ireland Limited, a subsidiary of Alkermes	U.S. France Germany Netherlands Spain Switzerland

	RMS	None	U.S. Canada France Germany Italy Spain

	RMS in the U.S. RRMS in the E.U.	None	U.S. France Germany Italy Spain U.K.
For additional information on our collaboration arrangements with Alkermes, please read Note 19, Collaborative and Other Relationships, to our consolidated financial statements included in this report.

ALZHEIMER'S DISEASE
Alzheimer's disease, the most common form of dementia, is a progressive neurological illness that causes a gradual decline in cognitive abilities, usually during a span of seven to ten years. Nearly all brain functions, including memory, movement, language, judgement, behavior and abstract thinking, are eventually affected. In the U.S., Alzheimer's disease is the seventh-leading cause of death, accounting for over 120,000 deaths each year.
Alzheimer's disease is characterized by two abnormalities in the brain: amyloid plaques and neurofibrillary tangles. Amyloid plaques, which are found in the tissue between the nerve cells, are unusual clumps of a protein called beta amyloid along with degenerating bits of neurons and other cells. Neurofibrillary tangles are bundles of twisted filaments found within neurons. These tangles are largely made up of a protein called tau.
Our Alzheimer's disease products and major markets are as follows:

Product	Indication	Collaborator	Major Market

	Alzheimer's disease	Eisai	U.S. China Great Britain Israel Japan South Korea United Arab Emirates
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
For additional information on our collaboration arrangements with Sage, please read Note 19, Collaborative and Other Relationships, to our consolidated financial statements included in this report.
RARE DISEASE
Rare disease includes SPINRAZA for SMA, QALSODY for ALS, which became commercially available in the U.S. during the second quarter of 2023 and commercially available in the E.U. during the second quarter of 2024, and SKYCLARYS for FA, which was obtained as part of our acquisition of Reata in September 2023. SKYCLARYS became commercially available in the U.S. during the second quarter of 2023 and we began recognizing revenue from SKYCLARYS in the U.S. during the fourth quarter of 2023, subsequent to our acquisition. SKYCLARYS was approved and became commercially available in the E.U. during the first quarter of 2024.
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
ALS is a rare, progressive and fatal neurodegenerative disease that results in the loss of motor neurons in the brain and the spinal cord that are responsible for controlling voluntary muscle movement. People with ALS experience muscle weakness and atrophy, causing them to lose independence as they steadily lose the ability to move, speak, eat and eventually breathe. Average life expectancy for people with ALS is three to five years from time of symptom onset. Multiple genes have been implicated in ALS. Genetic testing helps determine if a person's ALS is associated with a genetic mutation, even in individuals without a known family history of the disease. SOD1-ALS is a mutation in the SOD1 gene, and this form of ALS is diagnosed in approximately two percent of all ALS cases.
Our Rare disease products and major markets are as follows:

Product	Indication	Collaborator	Major Markets

	SMA	Ionis	U.S. Brazil France Germany Italy Turkey
	FA in adults and adolescents aged 16 years and older	None	U.S. France Germany
	ALS in adults with mutation in SOD1 gene	Ionis	U.S. Germany
For additional information on our collaboration arrangements with Ionis, please read Note 19, Collaborative and Other Relationships, to our consolidated financial statements included in this report.

BIOSIMILARS
Biosimilars are a group of biologic medicines that are highly similar to currently available biologic therapies developed by companies known as "originators". We commercialize a portfolio of biosimilars of advanced biologics including: BENEPALI, an etanercept biosimilar referencing ENBREL; IMRALDI, an adalimumab biosimilar referencing HUMIRA; FLIXABI, an infliximab biosimilar referencing REMICADE; and BYOOVIZ, a ranibizumab biosimilar referencing LUCENTIS, in certain international markets, as well as TOFIDENCE, a tocilizumab biosimilar referencing ACTEMRA, which became commercially available in the U.S. during the second quarter of 2024 and approved in the E.U. during the second quarter of 2024. We also have commercialization rights related to OPUVIZ, an aflibercept biosimilar referencing EYLEA, which was approved in the E.U. during the fourth quarter of 2024.
Our current biosimilar products and major markets are as follows:

Product	Indication	Collaborator	Major Markets

	Rheumatoid arthritis Juvenile idiopathic arthritis Psoriatic arthritis Axial spondyloarthritis Plaque psoriasis Paediatric plaque psoriasis	Samsung Bioepis	France Germany Italy Spain Sweden U.K.

Rheumatoid arthritis
Juvenile idiopathic arthritis
Axial spondyloarthritis
Psoriatic arthritis
Psoriasis
Paediatric plaque psoriasis
Hidradenitis suppurativa
Adolescent hidradenitis suppurativa
Crohn’s disease
Paediatric Crohn's disease
Ulcerative colitis
Uveitis
	Paediatric Uveitis	Samsung Bioepis	France Germany Italy Spain Sweden

	Rheumatoid arthritis Crohn’s disease Paediatric Crohn’s disease Ulcerative colitis Paediatric ulcerative colitis Ankylosing spondylitis Psoriatic arthritis Psoriasis	Samsung Bioepis	France Germany Italy Norway Spain U.K.

	Neovascular (wet) age-related macular degeneration Macular edema following retinal vein occlusion Myopic choroidal neovascularization	Samsung Bioepis	France Germany Switzerland U.K.

	Rheumatoid arthritis Polyarticular juvenile idiopathic arthritis Systemic juvenile idiopathic arthritis Giant cell arteritis COVID-19	Bio-Thera Solutions, Ltd.	U.S.
For additional information on our collaboration arrangements with Samsung Bioepis, please read Note 19, Collaborative and Other Relationships, to our consolidated financial statements included in this report.

GENENTECH RELATIONSHIPS
We have agreements with Genentech that entitle us to certain business and financial rights with respect to RITUXAN, RITUXAN HYCELA, GAZYVA, OCREVUS, LUNSUMIO and COLUMVI, as well as the option to add other potential anti-CD20 therapies.
Our current anti-CD20 therapeutic programs and major markets are as follows:

Product	Indication	Major Markets

	Non-Hodgkin's lymphoma CLL Rheumatoid arthritis Two forms of ANCA-associated vasculitis Pemphigus vulgaris	U.S. Canada

	Non-Hodgkin's lymphoma CLL	U.S.

	In combination with chlorambucil for previously untreated CLL follicular lymphoma In combination with chemotherapy followed by GAZYVA alone for previously untreated follicular lymphoma	U.S.

	RMS PPMS	U.S. E.U.

	Relapsed or refractory follicular lymphoma	U.S.

	Relapsed or refractory diffuse large B-cell lymphoma Large B-cell lymphoma arising from follicular lymphoma	U.S.
For additional information on our collaboration arrangements with Genentech, please read Note 19, Collaborative and Other Relationships, to our consolidated financial statements included in this report.
OTHER

Product	Indication	Collaborator	Major Markets

	Moderate to severe plaque psoriasis	None	Germany
PATIENT SUPPORT AND ACCESS
We interact with patients, advocacy organizations and healthcare societies in order to gain insights into unmet needs. The insights gained from these engagements help us support patients with services, programs and applications that are designed to help patients lead fuller, healthier lives. Among other things, we provide customer service and other related programs for our products, such as disease and product specific websites, insurance research services, financial assistance programs and the facilitation of the procurement of our marketed products.

We are dedicated to helping patients obtain access to our therapies. Our patient support representatives have access to a suite of financial assistance tools. With those tools, we help patients understand their insurance coverage and, if needed, help patients compare insurance options and programs. In the U.S., we have established programs that provide co-pay assistance or free product for qualified uninsured or underinsured patients, based on specific eligibility criteria.
We believe all healthcare stakeholders have a shared responsibility to ensure patients have equitable access to new, innovative medicines. We regularly review our pricing strategy and prioritize patient access to our therapies. We have a value-based contracting program designed to align the price of our therapies to the value our therapies deliver to patients. We also work with regulators, clinical researchers, ethicists, physicians and patient advocacy groups and communities, among others, to determine how best to address requests for access to our investigational therapies in ways that are consistent with our patient-focused values and compliant with regulatory standards and protocols. In appropriate situations, patients may have access to investigational therapies through clinical trials, early access programs, post-trial access programs or compassionate use based on humanitarian grounds.
MARKETING AND DISTRIBUTION
SALES FORCE AND MARKETING
We promote our marketed products worldwide, including in the U.S., Europe and Japan, primarily through our own sales forces and marketing groups. In some countries, particularly in areas where we continue to expand into new geographic areas, we partner with third parties.
RITUXAN, RITUXAN HYCELA, GAZYVA, OCREVUS, LUNSUMIO and COLUMVI are marketed by the Roche Group and its sublicensees.
We commercialize BENEPALI, IMRALDI, FLIXABI and BYOOVIZ pursuant to our agreement with Samsung Bioepis in certain international markets.
We focus our sales and marketing efforts on physicians in private practice or at major medical centers. We use customary industry practices to market our products and to educate physicians. This includes our sales representatives calling on individual health care providers (in-person and virtually), advertisements, professional symposia, direct mail, digital marketing, point of care marketing, public relations and other methods. We focus on health care provider sales and marketing efforts on providers in both private practice and at major medical centers.
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
RITUXAN, RITUXAN HYCELA, GAZYVA, OCREVUS, LUNSUMIO and COLUMVI are distributed by the Roche Group and its sublicensees.
We distribute BENEPALI, IMRALDI and FLIXABI in certain countries in Europe and have an option to acquire exclusive rights to distribute these products in China. We also distribute BYOOVIZ in certain international markets and TOFIDENCE in the U.S.
Our product sales to two wholesale distributors each accounted for more than 10.0% of our total revenue for the years ended December 31, 2024, 2023 and 2022, and on a combined basis, accounted for approximately 39.3%, 36.9% and 37.9%, respectively, of our gross product revenue. For additional information, please read Note 5, Revenue, to our consolidated financial statements included in this report.
PATENTS AND OTHER PROPRIETARY RIGHTS
Patents are important for obtaining and protecting exclusive rights in our products and product candidates. We regularly seek patent protection in the U.S., the E.U. and Japan and in selected other countries for inventions originating from our research and development efforts and those we license or acquire. In addition, we license rights to various patents and patent applications.
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

Product	Territory	Patent No.	General Subject Matter	Patent Expiration(1)
TECFIDERA	Europe	2,653,873	Methods of use	2028
PLEGRIDY	U.S.	8,017,733	Polymer conjugates of interferon beta-1a	2027
	Europe	1,476,181	Polymer conjugates of interferon-beta-1a and uses thereof	2023(2)
TYSABRI	U.S.	8,124,350	Methods of treatment	2027
	U.S.	8,871,449	Methods of treatment	2026
	U.S.	9,316,641	Safety-related assay	2032
	U.S.	9,493,567	Methods of treatment	2027
	U.S.	9,709,575	Methods of treatment	2026
	U.S.	10,119,976	Methods of evaluating patient risk	2034
	U.S.	10,233,245	Methods of treatment	2027
	U.S.	10,444,234	Safety-related assay	2031
	U.S.	10,677,803	Methods of treatment	2034
	U.S.	10,705,095	Methods of treatment	2026
	U.S.	11,280,794	Methods of treatment	2034
	U.S.	11,287,423	Safety-related assay	2031
	U.S.	11,292,845	Methods of treatment	2027
	U.S.	12,066,442	Methods of treatment	2032
	Europe	1,872,136	Method of treatment	2026
	Europe	2,170,390	Formulation	2028
	Europe	2,645,106	Method of treatment	2026
	Europe	3,264,094	Method of treatment	2026
	Europe	3,339,865	Safety-related assay	2031
	Europe	3,575,792	Safety-related assay	2032
	Europe	4,152,004	Safety-related assay	2031
VUMERITY	U.S.	8,669,281	Compounds and pharmaceutical compositions	2033
	U.S.	9,090,558	Methods of treatment	2033
	U.S.	10,080,733	Crystalline forms, pharmaceutical compositions and methods of treatment	2033
	Europe	2,970,101	Crystalline forms, pharmaceutical compositions and methods of treatment Prodrugs of fumarates and their use in treating various diseases	2034
	Europe	3,253,377	Formulation	2035
SPINRAZA	U.S.	7,838,657	SMA treatment via targeting of SMN2 splice site inhibitory sequences	2027
	U.S.	8,110,560	SMA treatment via targeting of SMN2 splice site inhibitory sequences	2025
	U.S.	8,361,977	Compositions and methods for modulation of SMN2 splicing	2030
	U.S.	8,980,853	Compositions and methods for modulation of SMN2 splicing	2030
	U.S.	9,717,750	Compositions and methods for modulation of SMN2 splicing	2030
	U.S.	9,926,559	Compositions and methods for modulation of SMN2 splicing	2034
	U.S.	10,266,822	SMA treatment via targeting of SMN2 splice site inhibitory sequences	2025
	U.S.	10,436,802	Methods for Treating Spinal Muscular Atrophy	2035
	U.S.	12,013,403	Methods for Treating Spinal Muscular Atrophy	2036
	Europe	1,910,395	Compositions and methods for modulation of SMN2 splicing	2026(3)
	Europe	2,548,560	Compositions and methods for modulation of SMN2 splicing	2026(4)
	Europe	3,305,302	Compositions and methods for modulation of SMN2 splicing	2030
	Europe	3,308,788	Compositions and methods for modulation of SMN2 splicing	2026
	Europe	3,449,926	Compositions and methods for modulation of SMN2 splicing	2030(6)
LEQEMBI	U.S.	8,025,878	Protofibril selective antibodies and the use thereof	2027(1)(5)

Product	Territory	Patent No.	General Subject Matter	Patent Expiration(1)
QALSODY	U.S.	10,385,341	Compositions for modulating SOD-1 expression	2035(1)(5)
	U.S.	10,669,546	Compositions for modulating SOD-1 expression	2035
	U.S.	10,968,453	Compositions for modulating SOD-1 expression	2035
	Europe	3,126,499	Compositions for modulating SOD-1 expression	2035(1)(8)
	Europe	3,757,214	Compositions for modulating SOD-1 expression	2035
ZURZUVAE	U.S.	9,512,165	19-nor C3, 3-disubstituted C21-N-pyrazolyl steroids and methods of use thereof	2034(5)
	U.S.	10,172,871	19-nor C3, 3-disubstituted C21-N-pyrazolyl steroids and methods of use thereof	2034(5)
	U.S.	10,342,810	19-nor C3, 3-disubstituted C21-N-pyrazolyl steroids and methods of use thereof	2034(5)
	U.S.	11,236,121	Crystalline 19-nor C3, 3-disubstituted C21-N-pyrazolyl steroid	2034(5)
SKYCLARYS	U.S.	8,124,799	Antioxidant Inflammation Modulators: Oleanolic Acid Derivatives with Amino and other Modifications at C-17 (Composition)	2029(5)
	U.S.	8,440,854	Antioxidant Inflammation Modulators: Oleanolic Acid Derivatives with Amino and other Modifications at C-17 (Composition)	2029(5)
	U.S.	8,993,640	2,2-Difluoropropionamide Derivatives of Bardoxolone Methyl, Polymorphic Forms and Methods of Use Thereof (Composition)	2033(5)
	U.S.	9,670,147	Antioxidant Inflammation Modulators: Oleanolic Acid Derivatives with Amino and other Modifications at C-17 (Composition)	2029(5)
	U.S.	9,701,709	2,2-Difluoropropionamide Derivatives of Bardoxolone Methyl, Polymorphic Forms and Methods of Use Thereof (Composition)	2033(5)
	U.S.	11,091,430	Antioxidant Inflammation Modulators: Oleanolic Acid Derivatives with Amino and other Modifications at C-17 (Treatment Method)	2029(5)
	Europe	2,276,493	Antioxidant Inflammation Modulators: Oleanolic Acid Derivatives with Amino and other Modifications at C-17 (Composition)	2029
	Europe	2,841,445	2,2-Difluoropropionamide Derivatives of Bardoxolone Methyl, Polymorphic Forms and Methods of Use Thereof (Composition)	2033(7)
	Europe	3,444,261	2,2-Difluoropropionamide Derivatives of Bardoxolone Methyl, Polymorphic Forms and Methods of Use Thereof (Composition)	2033
Footnotes follow on next page.

(1)In addition to patent protection, certain of our products are entitled to regulatory exclusivity in the U.S. and the E.U. expected until the dates set forth below:

Product	Territory	Expected Expiration
PLEGRIDY	U.S.	2026
SPINRAZA	E.U.	2029
LEQEMBI	U.S.	2035
QALSODY	U.S.	2030
ZURZUVAE	U.S.	2028
SKYCLARYS	U.S.	2030
(2)This patent is subject to granted SPCs in certain European countries, which extended the patent term in those countries to 2028.
(3)This patent is subject to granted SPCs in certain European countries, which extended the patent term in those countries to 2031.
(4)This patent is subject to granted SPCs in certain European countries, which extended the patent term in those countries to 2031.
(5)A patent with this subject matter may be entitled to patent term extension in the U.S.
(6)This patent is subject to granted SPCs in certain European countries, which extended the patent term in those countries to 2032.
(7)This patent is subject to granted SPCs in certain European countries, which extended the patent term in those countries to 2038.
(8)This patent is subject to granted SPCs in certain European countries, which extended the patent term in those countries to 2039.
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
We believe that competition and leadership in the industry is based on scientific, managerial and technological excellence and innovation, as well as establishing patent and other proprietary positions through research and development. The achievement of a leadership position also depends largely upon our ability to maximize the approval, acceptance and use of our product candidates and the availability of adequate financial resources to fund facilities, equipment, personnel, clinical testing, manufacturing and marketing. Another key aspect of remaining competitive in the industry is recruiting and retaining leading scientists and technicians to conduct our research activities and advance our development programs, including with the regulatory and commercial expertise to effectively advance and market our products.
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
The introduction of new products or technologies, including the development of new processes or technologies by competitors or new information about existing products or technologies, results in increased competition for our marketed products and pricing pressure on our marketed products. The development of new or improved treatment options could eliminate the use of our products or may limit the utility and application of ongoing clinical trials for our product candidates. Similarly, developments of new standards of care practices, treatment options or cures for the diseases our products treat could have similar impacts.
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
GENERIC AND BIOSIMILARS COMPETITION
Certain of our products already face, or may face in the future, competition from the introduction of generic versions, prodrugs and biosimilars of existing products and products approved under abbreviated regulatory pathways. Such products are likely to be sold at substantially lower prices than branded products. Accordingly, the introduction of such products as well as other lower-priced competing products may significantly reduce both the price that we are able to charge for our products and the volume of products we sell, which will negatively impact our revenue. In some jurisdictions a decrease in reimbursed price is mandated by law. In addition, in some markets, when a generic or biosimilar version of one of our products is commercialized, it may be automatically substituted for our product and significantly reduce our revenue in a short period of time.
Multiple TECFIDERA generic entrants are now in North America, Brazil and certain European countries and have deeply discounted prices compared to TECFIDERA. We are defending the validity of our EP 2 653 873 patent related to TECFIDERA and expiring in 2028 in opposition proceedings in the European Patent Office. We are also engaged in litigation in Europe to defend and enforce national counterparts of our EP 2 653 873 patent, with mixed results. The generic competition for TECFIDERA has significantly reduced our TECFIDERA revenue and we expect that TECFIDERA revenue will continue to decline.
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

A biosimilar entrant of TYSABRI was approved in the U.S. and the E.U. in 2023. We expect that future sales of TYSABRI may be adversely affected by the entrance of this biosimilar.
NEUROLOGY
MULTIPLE SCLEROSIS
Competition in the MS market is intense. Along with us, a number of companies are working to develop additional treatments for MS that may in the future compete with our MS products. One competing product that was approved in the U.S. in 2017 and in the E.U. in 2018 is OCREVUS, a treatment for RMS and PPMS that was developed by Genentech. Another competing product that was approved in the U.S. in 2020 and the E.U. in 2021 is KESIMPTA, a treatment for RMS that was developed by Novartis AG. While we have a financial interest in OCREVUS, future sales of our MS products may be adversely affected if OCREVUS and KESIMPTA continue to gain market share, or if other MS products that we or our competitors are developing are commercialized.
ALZHEIMER'S DISEASE
The market for the treatment of Alzheimer's disease is undeveloped and could be subject to rapid change in the future. Most current treatments are symptomatic or intended to improve quality of life. Along with us, several companies are working to develop additional treatments. We and our collaboration partner Eisai co-commercialize LEQEMBI, an anti-amyloid antibody for the treatment of Alzheimer's disease. In 2024 a competing product, KISUNLA, a treatment for early symptomatic Alzheimer's disease that was developed by Eli Lilly and Company, was approved in the U.S. We are aware of other products now in development that, if approved, may also compete with LEQEMBI.
RARE DISEASE
SPINAL MUSCULAR ATROPHY
We face competition from a gene therapy product ZOLGENSMA (onasemnogene abeparvovec-xioi) and an oral product EVRYSDI (risdiplam). We expect that we will experience competition from both products in additional jurisdictions in the future, as well as from the launch of new formulations of those products, which may adversely affect our sales of SPINRAZA.

RESEARCH AND DEVELOPMENT PROGRAMS
A commitment to research and development is fundamental to our mission. Our research efforts are focused on better understanding the underlying biology of diseases so we can discover and deliver treatments that have the potential to make a real difference in the lives of patients with high unmet medical needs. By applying our expertise in biologics and our capabilities in small molecule, antisense, gene therapy and other technologies, we target specific medical needs where we believe new or better treatments are needed.
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

Alzheimer's Disease and Dementia	Lecanemab (Aβ mAb)(1)(2) - Early Alzheimer's	Approved

	Lecanemab (Aβ mAb)(1) - Preclinical Alzheimer's	Phase 3

	Lecanemab (Aβ mAb)(1) - Subcutaneous autoinjector maintenance - Early Alzheimer's	Regulatory Review

	Lecanemab (Aβ mAb)(1) - Subcutaneous autoinjector initiation - Early Alzheimer's	Phase 3

	BIIB080 (tau ASO)(1) - Alzheimer's	Phase 2

Neuropsychiatry	Zuranolone (GABAA PAM)(1)(3) - PPD	Approved/Regulatory Review

Specialized Immunology	Felzartamab (anti-CD38 mAb) - AMR	Phase 2

	Felzartamab (anti-CD38 mAb) - IgAN	Phase 2

	Felzartamab (anti-CD38 mAb) - PMN	Phase 2

	Felzartamab (anti-CD38 mAb) - lupus nephritis	Phase 1

	Izastobart (C5aR1 mAb) - complement mediated disease	Phase 1

	Dapirolizumab pegol (anti-CD40L)(1) - SLE	Phase 3

	Litifilimab (anti-BDCA2) - SLE	Phase 3

	Litifilimab (anti-BDCA2) - CLE	Phase 3

Neuromuscular Disorders	Omaveloxolone (Nrf2 activator) - FA(4)	Approved

	Omaveloxolone (Nrf2 activator) - Pediatric FA	Phase 1

	Tofersen (SOD1 ASO)(1)(5) - SOD1 ALS	Approved

	HD Nusinersen (SMN2 splice modulator) - SMA	Regulatory Review

	BIIB115 (SMN ASO)(1) - SMA	Phase 1b

Parkinson's and Movement Disorders	BIIB122 (LRRK2 inhibitor)(1) - Parkinson's	Phase 2

Multiple Sclerosis	BIIB091 (peripheral BTK inhibitor) - MS	Phase 2
(1) Collaboration program
(2) Granted accelerated approval in the U.S. in January 2023 and traditional approval in the U.S. in July 2023. Outside the U.S., LEQEMBI is now approved in Japan (September 2023), China (January 2024), South Korea (May 2024), Hong Kong (July 2024), Israel (July 2024), United Arab Emirates (August 2024), Great Britain (August 2024) and Mexico (December 2024).
(3) Granted approval in the U.S. in August 2023, pending DEA scheduling, which was completed in October 2023, under the brand name ZURZUVAE.
(4) Granted approval in the U.S. in February 2023 and the E.U. in February 2024, under the brand name SKYCLARYS.
(5) Granted accelerated approval in the U.S. in April 2023, the E.U. in May 2024 and China in October 2024 under the brand name QALSODY.
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
SAGE THERAPEUTICS, INC.
We have a global collaboration and license agreement with Sage to jointly develop and commercialize ZURZUVAE (zuranolone) for the treatment of PPD.
Under this collaboration, both companies will share equal responsibility and costs for development as well as profits and losses for commercialization in the U.S. Outside of the U.S., we are responsible for development and commercialization, excluding Japan, Taiwan and South Korea.
IONIS
We have several exclusive, worldwide option and collaboration agreements with Ionis to develop and commercialize antisense therapeutics, including SPINRAZA for the treatment of SMA and QALSODY for the treatment of ALS with SOD1 mutations, as well as other research programs for a broad range of neurological diseases. Under these agreements, we have the option to license therapies arising out of these collaborations and will be responsible for their development and commercialization. Ionis may receive potential milestones and royalties on net sales if we successfully develop the product candidate after option exercise.
GENENTECH
We have agreements with Genentech that entitle us to certain business and financial rights with respect to RITUXAN, RITUXAN HYCELA, GAZYVA, OCREVUS, LUNSUMIO and COLUMVI, as well as the option to add other potential anti-CD20 therapies.
UCB
We have a collaboration agreement with UCB to jointly develop and commercialize dapirolizumab pegol, an anti-CD40L pegylated Fab, for the potential treatment of SLE and other future agreed indications. Both companies will share equally costs incurred for agreed indications, including research, development, sales and marketing expense. If marketing approval is obtained, both companies will jointly commercialize dapirolizumab pegol and share profits and losses equally.

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
SAMSUNG BIOEPIS
We have an agreement with Samsung Bioepis to commercialize three anti-TNF biosimilar product candidates in certain countries in Europe. Under this agreement, we are commercializing BENEPALI, an etanercept biosimilar referencing ENBREL, IMRALDI, an adalimumab biosimilar referencing HUMIRA, and FLIXABI, an infliximab biosimilar referencing REMICADE.
We have also secured the exclusive rights to commercialize BYOOVIZ, a ranibizumab biosimilar referencing LUCENTIS, in certain international markets, and OPUVIZ, an aflibercept biosimilar referencing EYLEA, which was approved in the E.U. during the fourth quarter of 2024. In addition to our commercialization agreements with Samsung Bioepis, we license certain of our proprietary technology to Samsung Bioepis in connection with Samsung Bioepis' development, manufacture and commercialization of its biosimilar products.
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
•Priority Review: “Priority review” only applies to applications (original or efficacy supplement) for a drug that treats a serious condition and, if approved, would provide a significant improvement in safety or effectiveness of the treatment, diagnosis or prevention of a serious condition. Priority review may also be granted for any supplement that proposes a labeling change due to studies completed in response to a written request from the FDA for pediatric studies, for an application for a drug that has been designated as a qualified infectious disease product or for any application or supplement for a drug submitted with a PRV.
As part of our acquisition of Reata in September 2023 we obtained a rare pediatric disease PRV in connection with the approval of SKYCLARYS, which was approved by the FDA in February 2023.
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
PRODUCT APPROVAL AND POST-APPROVAL REGULATION OUTSIDE THE U.S.
We market our products in numerous jurisdictions outside the U.S. Most of these jurisdictions have product approval and post-approval regulatory processes that are similar in principle to those in the U.S. In Europe, for example, where a substantial part of our ex-U.S. efforts are focused, there are several routes for marketing approval, depending on the type of product for which approval is sought. Under the centralized procedure, a company submits a single application to the EMA. The MAA is similar to the NDA or BLA in the U.S. and is evaluated by the CHMP, the expert scientific committee of the EMA responsible for human medicines. If the CHMP determines that the MAA fulfills the requirements for quality, safety and efficacy and that the medicine has a positive benefit risk balance, it will adopt a positive opinion recommending the granting of the marketing authorization by the EC. The CHMP opinion is not binding, but is typically adopted by the EC. A MAA approved by the EC is valid in all member states of the E.U. The centralized procedure is required for all biological products, orphan medicinal products and new treatments for neurodegenerative disorders, and it is available for certain other products, including those which constitute a significant therapeutic, scientific or technical innovation.
In addition to the centralized procedure, the European regulatory framework includes the following options for regulatory review and approval in the E.U. member states:
•a national procedure, where the first application is made to the competent authority in one E.U. member state only;
•a decentralized procedure, where applicants submit identical applications to several E.U. member states and receive simultaneous approval, if the medicine has not yet been authorized in any E.U. member state; and
•a mutual recognition procedure, where applicants that have a medicine authorized in one E.U. member state can apply for mutual recognition of this authorization in other E.U. member states.
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
GOOD CLINICAL PRACTICES
The FDA, the EMA and other regulatory agencies promulgate regulations and standards for designing, conducting, monitoring, auditing and reporting the results of clinical trials to ensure that the data and results are accurate and that the rights and welfare of trial participants are adequately protected (commonly referred to as current GCP). Regulatory agencies enforce current GCP through periodic inspections of trial sponsors, principal investigators and trial sites, CROs and institutional review boards. If our studies fail to comply with applicable current GCP guidelines, the clinical data generated in our clinical trials may be deemed unreliable and relevant regulatory agencies may require us to perform additional clinical trials before approving our marketing applications. Noncompliance can also result in civil or criminal sanctions. We rely on third parties, including CROs, to carry out many of our clinical trial-related activities. Failure of such third parties to comply with current GCP can likewise result in rejection of our clinical trial data or other sanctions.
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
ORPHAN DRUG ACT
Under the U.S. Orphan Drug Act, the FDA may grant ODD to drugs or biologics intended to treat a “rare disease or condition,” which generally is a disease or condition that affects fewer than 200,000 individuals in the U.S. If a product which has an ODD subsequently receives an initial FDA approval for the indication for which it has such designation, the product is entitled to orphan exclusivity, i.e., the FDA may not approve any other applications to market the same drug for the same indication for a period of seven years following marketing approval, except in certain very limited circumstances, such as if the later product is shown to be clinically superior to the orphan product. Legislation similar to the U.S. Orphan Drug Act has been enacted in other countries to encourage the research, development and marketing of medicines to treat, prevent or diagnose rare diseases. In the E.U., medicinal products that receive and maintain an orphan designation are entitled to 10 years of market exclusivity following approval, protocol assistance and access to the centralized procedure for marketing authorization. SPINRAZA has been granted ODD in the U.S., the E.U. and Japan; QALSODY and SKYCLARYS have been granted ODD in the U.S. and the E.U.; and felzartamab has been granted ODD in the U.S. for development in the treatment of PMN and AMR and in the E.U. in IgAN and solid organ transplantation.
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
On August 16, 2022, the IRA was signed into law, which provides for (i) the government to negotiate prices for select high-cost Medicare Part D drugs (beginning in 2026) and Part B drugs (beginning in 2028), (ii) manufacturers to pay a rebate for Medicare Part B and Part D drugs when prices increase faster than inflation beginning in 2022 for Part D and 2023 for Part B, and (iii) Medicare Part D redesign which replaces the current coverage gap provisions and establishes a $2,000 cap for out-of-pocket costs for Medicare beneficiaries beginning in 2025, with manufacturers being responsible for up to 10.0% of costs up to the $2,000 cap and up to 20.0% after that cap is reached.
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
OTHER LAWS AND REGULATIONS
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
Data Privacy
Regulators currently impose data privacy and security requirements, which include monetary fines for privacy violations. For example, the European Parliament and the Council of the E.U. adopted a comprehensive GDPR in 2016 to replace the current E.U. Data Protection Directive and related country-specific legislation. The GDPR took effect in May 2018 and governs the collection and use of personal data in the E.U. The GDPR, which is wide-ranging in scope, imposes several requirements relating to the consent of the individuals to whom the personal data relates, the information provided to the individuals, the security and confidentiality of the personal data, data breach notification and the use of third-party processors in connection with the processing of the personal data. The GDPR also imposes strict rules on the transfer of personal data out of the E.U. to the U.S., provides an enforcement authority and imposes large penalties for noncompliance, including the potential for fines of up to €20.0 million or 4.0% of the annual global revenue of the infringer, whichever is greater. In addition, several U.S. jurisdictions have similar data privacy laws, such as the CCPA and California Privacy Rights Act.
MANUFACTURING
We seek to ensure an uninterrupted supply of medicines to patients around the world. To that end, we regularly review our manufacturing capacity, capabilities, processes and facilities. We believe that our manufacturing facilities, together with the third-party contract manufacturing organizations we outsource to, currently provide sufficient capacity for our products and to Samsung Bioepis, our collaboration partner that develops, manufactures and markets biosimilar products, and other strategic contract manufacturing partners.
In the fourth quarter of 2021 we began construction of a new gene therapy, clinical packaging and other manufacturing facility in RTP, North Carolina to support our gene therapy pipeline across multiple therapeutic areas. We estimate the construction of this manufacturing facility will be completed during 2025. As we continue to advance our research and development prioritization efforts, which includes refocusing our investment in gene therapy, we are evaluating several alternative uses for this facility.
MANUFACTURING FACILITIES
Our manufacturing facilities include:

Facility	Product Manufactured
RTP, North Carolina	AVONEX PLEGRIDY TYSABRI QALSODY Other*
Solothurn, Switzerland	LEQEMBI TYSABRI
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

We have an oligonucleotide synthesis manufacturing facility in RTP, North Carolina. This facility gives us the capability to manufacture both commercial and clinical ASOs, including QALSODY, and beginning in 2025 this facility will manufacture SPINRAZA.
In order to support our future growth and drug development pipeline, we built a large-scale biologics manufacturing facility in Solothurn, Switzerland. In the second quarter of 2021 a portion of the facility (the first manufacturing suite) received a GMP multi-product license from SWISSMEDIC and was placed into service. The second manufacturing suite, which was also licensed to operate by SWISSMEDIC, became operational in the first quarter of 2024. Solothurn has been approved for the manufacture of LEQEMBI.
Genentech is responsible for all worldwide manufacturing activities for bulk RITUXAN, RITUXAN HYCELA and GAZYVA and has sourced the manufacture of certain bulk requirements to a third party.
THIRD-PARTY SUPPLIERS AND MANUFACTURERS
We principally use third parties to manufacture the active pharmaceutical ingredient and the final product for our small molecule products and product candidates, including TECFIDERA, VUMERITY and FUMADERM, and the final drug product for our large molecule products and, to a lesser extent, product candidates.
We source the majority of our fill-finish and all of our final product assembly and storage operations for our products, along with a substantial part of our label and packaging operations, to a concentrated group of third-party contract manufacturing organizations. Raw materials, delivery devices, such as syringes and auto-injectors, and other supplies required for the production of our products and product candidates are procured from various third-party suppliers and manufacturers in quantities adequate to meet our needs. We endeavor to assure continuity of supply of such raw materials, devices and supplies through inventory management and dual sourcing as appropriate. Our third-party service providers, suppliers and manufacturers may be subject to routine cGMP inspections by the FDA or comparable agencies in other jurisdictions and undergo assessment and certification by our quality management group. In addition, one of our contract manufacturers for IMRALDI and BENEPALI was acquired by a third party in December 2024. We have evaluated the impact this will have on our biosimilars business and have mitigation activities in progress designed to ensure supply continuity.
CORPORATE RESPONSIBILITY
INTRODUCTION
Our Corporate Responsibility strategy and programs are designed to deliver meaningful results in the areas where we believe we can have the greatest impact. We have bolstered our efforts in access and health equity and refocused our Biogen Foundation efforts in the communities where we operate and to help deliver better health. Our environmental strategy is designed to balance impact in line with investment and to drive sustainability into our core operations.
GOVERNANCE
Corporate Responsibility oversight is formally embedded into our Board of Directors' corporate governance principles. Our Board of Directors annually reviews our Corporate Responsibility strategy, progress and goals. We also regularly review our environmental commitments within the context of our business performance and external challenges. We remain committed to engaging employees and suppliers.
As part of our broader commitment to these priorities, we continue to tie a portion of our employees' and executive officers' compensation to advancing our Corporate Responsibility priorities.
Our Executive Committee has responsibility for evaluating the impact of climate change on the business and overseeing actions taken by the company to limit its adverse impact on the environment.
RISK MANAGEMENT
Our Board of Directors believes that a fundamental part of risk management is identifying and understanding the risks we face, monitoring these risks and adopting appropriate controls and mitigation of such risks. Our Board of Directors and its committees are responsible for reviewing our risk framework and governance and management's exercise of its responsibility to assess, monitor and manage our significant risk exposures. Our Board of Directors oversees an enterprise-wide approach to risk management, which is designed to support execution of our strategy and achievement of our objectives to improve long-term operational and financial performance and enhance stockholder value.

We have a company-wide ERM program to identify, mitigate and monitor enterprise-level risks that may affect our ability to achieve our objectives. The ERM program is overseen by our ERM Committee, a cross-functional group of business leaders representing all of our key business functions. On an ongoing basis, we evaluate the greatest risks to our business, their underlying risk drivers and the associated mitigation activities and controls.
CLIMATE RISK MANAGEMENT
We believe that the areas of risk that are fundamental to the success of our enterprise and rise to enterprise-level risks includes, among other things, environmental matters. Our ERM framework is designed to ensure climate-related risks and opportunities are monitored and integrated into our overall business strategy. Our ERM process includes evaluating identified risks, including any climate-related physical and transition risks, by engaging leaders across the company.
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
Identified climate-related material risks and opportunities are reported to our ERM team, which reports to our ERM Committee with oversight by our Board of Directors. We endeavor to consider and address those risks and opportunities that are financially material and may impact our business model, as well as mitigation measures that are in place or need to be adopted.
For additional information on our environment-related risks, please read Item 1A. Risk Factors included in this report.
CLIMATE-RELATED DISCLOSURES
We monitor global climate-related disclosure requirements to prepare for reporting, progress activities and publish materials designed to ensure our compliance under applicable laws and regulations.
The E.U., California and certain other countries in which we do business have enacted legislation and regulations to enhance disclosures related to the impacts of climate-related matters. The E.U.'s Corporate Sustainability Reporting Directive will require expansive disclosures on various environmental and social matters for companies whose business and assets exceed certain thresholds within E.U. countries. California's environmental disclosure laws will impose additional climate-related reporting requirements on large companies conducting business in the state of California.
HUMAN CAPITAL
As of December 31, 2024, we had approximately 7,605 employees worldwide. Approximately 4,255 employees were employed in the U.S. and approximately 3,350 employees were employed in foreign countries. As of December 31, 2024, 30.9% of Biogen’s U.S. manager-level and above positions were held by ethnic or racial minorities. Globally, 48.3% of Biogen’s positions at the director-level and above were held by women as of December 31, 2024.
CULTURE AND ENGAGEMENT
Our values and merit-based culture guide every action we take, from pioneering new therapies to promoting health access for all patients. To continue to build on our strong culture, we implemented the New Biogen Way, aimed at maintaining our spirit of innovation and patient-centricity while advancing a more entrepreneurial business mindset and results-focused approach.
These are the essentials that are designed to work together to help us successfully achieve our mission:

Pioneer: We boldly advance rigorous science to drive innovation in medicine.	Think broadly: We are humble and curious, integrating external and internal advancements to successfully compete.	Drive results: We achieve high performance and have a greater impact by being decisive and solution-oriented, while effectively managing risk.
Ethical: We act with the highest integrity with each other and all who place their trust in us.	Inclusive: We are open and embrace and leverage differences, as well as treat everyone with care and dignity.
We use an employee survey program to understand employee engagement, giving employees an opportunity for feedback. The survey is designed to empower managers and leaders with anonymous information on their practices related to building culture, performance and an engaged workforce, allowing them to create plans and measure efficacy for continuous improvement. We care about employee feedback and are building an analytics community across Human Resources to bring more rigor and sophistication to the collection and analysis of employee opinions. We use those employee perspectives to guide us to take actions that are designed to improve engagement and support and help maintain our reputation as a great place to work for all our employees.
GLOBAL COMPETENCY
Many factors influence employee success and well-being. We work to foster a workplace to allow employees to deliver on our shared mission. From career development to wellness to workplace environment, there are many opportunities to meet employee needs, and to build a workplace where people are empowered to learn, grow and build rewarding careers. Our employees are encouraged to take advantage of an array of professional development resources. Managers are trained to coach employees for performance, and to engage in employee development discussions to support growth and learning.
Opportunities for ongoing learning can contribute to employee engagement and success. Development occurs through on-the-job learning, challenging new assignments, leadership development programs, instructor-led training, online learning, mentoring and more. With some employees continuing to work from home, virtual learning plays a key role. Virtual learnings are available through Biogen University as well as Coursera.
To create and sustain an inclusive workplace reflective of the patients we serve, we offer programs that invest in our talent pipeline and in our current leaders, including:
•Global Leadership Summit: Immersing leaders in topics designed to help them shape culture and build resilience.
•Advance Your Leadership Potential: Preparing high-potential individual contributors for first-level leadership roles.
•Executive Coaching: Coaching program available to support individuals as they work toward enhancing their impact in the organization.
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
COMPENSATION AND BENEFITS
Our approach to employee compensation and benefits is designed to deliver merit-based cash, equity and benefit programs that are competitive with those offered by leading companies in the biotechnology industry, and to attract, motivate and retain talent to build a strong, engaged and productive workforce that is equipped to deliver forward-looking business priorities.
We establish components and ranges of compensation based on market and benchmark data. Within this context, we strive to pay all employees fairly within a reasonable range, taking into consideration factors such as role; merit; market data; job location; relevant experience; and individual, business unit and company performance. In addition, we are committed to providing flexible benefits designed to allow our global workforce to have reward opportunities that meet their varied needs so that they are inspired to perform their best on behalf of patients and stockholders each day. We regularly review our compensation practices and analyze the fairness of compensation decisions, for individual employees and our workforce as a whole.

RECRUITMENT AND RETENTION
We seek to recruit and retain highly qualified employees. A business-wide priority is to strengthen our culture and the employee experience. We believe our wellness initiatives and flexible work arrangements empower employees, increasing workplace satisfaction and allowing us to retain and attract key talent. We examine employee total rewards across four pillars: physical, financial, emotional and social well-being. We regularly assess our global benefits, and we believe we remain competitive with other companies in terms of comprehensive total rewards. We also conduct affordability analyses to benchmark whether our benefits program costs are appropriate and fair.
Our total rewards program is designed to meet the needs of employees in local markets and includes retirement savings plans, financial advising, LTI plans and incentive grants, company-paid life insurance and disability coverage, tuition reimbursement and college-planning services. Our global employee assistance program provides support to all employees and their family members worldwide.
WORKPLACE HEALTH AND SAFETY
The safety and well-being of our employees is a priority for Biogen, and we believe every employee plays a role in creating a safe and healthy workplace. Our employees have varied roles and functions, which is why we empower them to promote a safe working environment, regardless of whether work happens in the lab, in an office or in a manufacturing facility. Our EHS policies and practices are intended to protect not only our employees, but also the surrounding communities where we operate.
We maintain an EHS management system, which documents our health and safety management practices, including the following elements:
•risk and opportunity assessments to identify what could cause harm in the workplace;
•prioritization and integration of action plans with quantified targets to address those risks;
•integration of actions to prepare for and respond to emergency situations;
•evaluation of progress in reducing/preventing health issues/risks against targets;
•procedures to investigate work-related injuries, ill health, diseases and incidents; and
•training to employees and contractors to raise awareness and reduce operational health and safety incidents.
We have also introduced safety criteria in our procurement and contractual requirements.
OUR CULTURE OF INCLUSION
We are committed to merit-based opportunities and believe discrimination is unacceptable. We believe an inclusive workplace fosters innovation and helps us to better support patients. Our strategy outlines steps to build our talent and strengthen our leadership, improve health outcomes for patients in the disease areas we treat and contribute to the communities where we live and work.
Our ERGs are formed by interested employees and sponsored by a senior leader of the company. Membership of each ERG is open to all employees. Our ERGs provide opportunities for employees to build connections, foster leadership development and cultivate a sense of belonging. Our current ERGs include:
•AccessAbility: Supports employees with disabilities and employees who are caregivers of individuals with disabilities and their allies.
•Biogen Veterans Network: Encourages veterans and allies to connect and support one another.
•IGNITE: Brings together early-career professionals and their allies.
•Mosaic: Fosters awareness and appreciation of different cultural backgrounds, in addition to promoting networking and development opportunities for employees.
•ourIMPACT: Addresses environmental issues at work, in employees' personal lives and in the communities where we live and work.
•Parenting Network Group: Provides support, networking and development opportunities to working parents and caregivers, as well as helping employees navigate the challenges of work-life balance.
•ReachOUT: Brings together LGBTQ+ employees and their allies.
•Women’s Impact Network: Creates networking, mentoring and learning opportunities for women and allies worldwide.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS (as of February 12, 2025)

Officer	Current Position	Age	Year Joined Biogen
Christopher A. Viehbacher	President, Chief Executive Officer	64	2022
Susan H. Alexander	Executive Vice President, Chief Legal Officer	68	2006
Michael R. McDonnell(1)	Executive Vice President and Chief Financial Officer	61	2020
Nicole Murphy	Executive Vice President, Pharmaceutical Operations and Technology	52	2015
Ginger Gregory, Ph.D.	Executive Vice President and Chief Human Resources Officer	57	2017
Rachid Izzar	Executive Vice President, Global Product Strategy and Commercialization	50	2019
Priya Singhal, M.D., M.P.H.	Executive Vice President, Head of Development	57	2020
Jane Grogan, Ph.D.	Executive Vice President, Head of Research	58	2023
Adam Keeney, Ph.D.	Executive Vice President, Head of Corporate Development	48	2023
Robin C. Kramer(1)	Senior Vice President, Chief Accounting Officer	59	2018

(1) Michael R. McDonnell, Executive Vice President and Chief Financial Officer, plans to retire from Biogen on March 1, 2025. Upon Mr. McDonnell's retirement, Robin C. Kramer, currently Senior Vice President and Chief Accounting Officer at Biogen, will assume the role of Executive Vice President and Chief Financial Officer.

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

Jane Grogan, Ph.D.
Experience
Dr. Grogan has served as our Executive Vice President and Head of Development since October 2023. Dr. Grogan most recently served as the Chief Scientific Officer at Graphite Bio from 2021 to 2023 and ArsenalBio from 2019 to 2021, both cell and gene therapy companies. From 2004 to 2019 Dr. Grogan held several roles in increasing seniority at Genentech across Immunology and Immuno-oncology, covering research strategies and drug development across Rheumatoid Arthritis, Lupus, MS, Inflammatory Bowel Disease and Cancer.
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

Robin C. Kramer
Experience
Ms. Kramer has served as our Senior Vice President, Chief Accounting Officer since December 2020. Prior to that, Ms. Kramer served as our Vice President, Chief Accounting Officer from November 2018 to December 2020. Prior to joining Biogen, Ms. Kramer served as the Senior Vice President and Chief Accounting Officer of Hertz Global Holdings, Inc., a car rental company, from May 2014 to November 2018. Prior to that, Ms. Kramer was an audit partner at Deloitte & Touche LLP (Deloitte), a professional services firm, from 2007 to 2014, including serving in Deloitte's National Office Accounting Standards and Communications Group from 2007 to 2010. From 2005 to 2007 Ms. Kramer served as Chief Accounting Officer of Fisher Scientific International, Inc., a laboratory supply and biotechnology company, and from 2004 to 2005 Ms. Kramer served as Director, External Reporting, Accounting and Control for the Gillette Company, a personal care company. Ms. Kramer also held partner positions in the public accounting firms of Ernst & Young LLP and Arthur Andersen LLP. Ms. Kramer is a licensed CPA in Massachusetts. She is a member of the Massachusetts Society of CPAs and the American Institute of CPAs. Ms. Kramer previously served as a Board Member for the Center for Women & Enterprise from August 2020 to November 2024, the Massachusetts State Board of Accountancy from September 2011 to December 2015 and Probus Insurance Company Europe DAC from 2016 to 2018.
Public Company Boards
● Armata Pharmaceuticals, Inc., a biotechnology company
Education
● Salem State University, Bachelor of Science in Business Administration, Accounting

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
Our long-term success will depend upon the successful development of new products from our research and development activities or our licenses or acquisitions from third parties, as well as additional indications for our existing products. Product development is very expensive and involves a high degree of uncertainty and risk and may not be successful. Only a small number of research and development programs result in the commercialization of a product. It is difficult to predict the success and the time and cost of product development of novel approaches for the treatment of diseases. The development of novel approaches for the treatment of diseases, including development efforts in new modalities such as those based on the antisense oligonucleotide platform and gene therapy, presents additional challenges and risks, including obtaining approval from regulatory authorities that have limited experience with the development of such therapies. For example, we are currently seeking approval of LEQEMBI in Europe and the approval of a subcutaneous formulation of LEQEMBI in the U.S. and any delays or challenges may impact our ability to realize the anticipated benefits from LEQEMBI.
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
Additionally, sales of new products or products with additional indications may not meet investor expectations.
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
Our products continue to face increasing competition from the introduction of new originator therapies, generics, prodrugs and biosimilars of existing products and products approved under abbreviated regulatory pathways. Some of these products are likely to be sold at substantially lower prices than our branded products. The introduction of such products as well as other lower-priced competing products has reduced, and may in the future, significantly reduce both the price that we are able to charge for our products and the volume of products we sell, which will negatively impact our revenue. For instance, demand and price for TECFIDERA declined significantly as a result of multiple TECFIDERA generic entrants entering the U.S. market in 2020. In addition, in some markets, when a generic or biosimilar version of one of our products is commercialized, it has in the past and may in the future be automatically substituted for our product and significantly reduce our revenue in a short period of time.
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
The successful execution of our strategic and growth initiatives depends upon internal development projects, commercial initiatives and external opportunities, which may include the acquisition and in-licensing of products, technologies, companies, the entry into strategic alliances and collaborations or our Fit for Growth program, as well as our ability to execute on strategic decisions and initiatives.
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
Our ability to set the price for our products varies significantly from country to country and, as a result, so can the price of our products. Governments may use a variety of cost-containment measures to control the cost of products, including price cuts, mandatory rebates, value-based pricing and reference pricing (i.e., referencing prices in other countries and using those reference prices to set a price). Drug prices are under significant scrutiny in the markets in which our products are prescribed; for example the IRA has certain provisions related to drug pricing, including the ability for the U.S. government to set prices for certain drugs in Medicare. We expect drug pricing and other health care costs to continue to be subject to intense political and societal pressures on a global basis. Certain countries set prices by reference to the prices in other countries where our products are marketed. Our inability to obtain and maintain adequate prices in a particular country may not only limit the revenue from our products within that country but may also adversely affect our ability to secure acceptable prices in existing and potential new markets, which may limit market growth and result in reductions in revenue. This may create the opportunity for third-party cross-border trade or influence our decision to sell or not to sell a product, thus adversely affecting our geographic expansion plans and revenue. Additionally, in certain jurisdictions governmental health agencies may adjust, retroactively and/or prospectively, reimbursement rates for our products. Reimbursement for our products by governments, including the timing of any reimbursements, may also be affected by budgetary or political constraints, particularly in challenging economic environments. Government agencies often do not set their own budgets and therefore, have limited control over the amount of money they can spend. In addition, these agencies experience political pressure that may dictate the manner in which they spend money. There can be no assurance that the economic, budgeting or political issues will not worsen and adversely impact sales or reimbursements of our products.
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
We depend on relationships with collaborators and other third-parties for revenue, and for the development, regulatory approval, commercialization and marketing of certain of our products and product candidates, which are outside of our full control, and if these relationships fail, our business may be adversely affected.
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
•the interests of our collaborators or third-parties may not always be aligned with our interests, and such parties may not protect and enforce any intellectual property rights or pursue regulatory approvals or market a product in the same manner or to the same extent that we would, which could adversely affect our revenue, or may adopt tax strategies that could have an adverse effect on our business, results of operations or financial condition;
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
In the U.S., federal and state legislatures, health agencies and third-party payors continue to focus on containing the cost of health care. Legislative and regulatory proposals, enactments to reform health care insurance programs (including those contained in the IRA) and increasing pressure from social sources could significantly influence the manner in which our products are prescribed, purchased and reimbursed. For example, provisions of the PPACA have resulted in changes in the way health care is paid for by both governmental and private insurers, including increased rebates owed by manufacturers under the Medicaid Drug Rebate Program, annual fees and taxes on manufacturers of certain branded prescription drugs, the requirement that manufacturers participate in a discount program for certain outpatient drugs under Medicare Part D and under Section 340B of the Public Health Service Act and similar state legislation. These changes have had and are expected to continue to have a significant impact on our business.
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
There is substantial public attention on the costs of prescription drugs and we expect drug pricing and other health care costs to continue to be subject to intense political and societal pressures on a global basis. In addition, there have been (including elements of the IRA), and are expected to continue to be, legislative proposals to address prescription drug pricing. We face uncertainties regarding potential healthcare reforms, governmental policy and prioritization, and the uncertainty about the future of the PPACA and healthcare laws may put downward pressure on pharmaceutical pricing and increase our regulatory burdens and operating costs.
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
The development, manufacture and commercialization of biosimilar products require specialized expertise and are very costly and subject to complex regulation. Our success in commercializing biosimilars is subject to a number of risks, including:
•Reliance on Third-Parties. We are dependent, in part, on the efforts of collaboration partners and other third-parties over whom we have limited or no control in the development and manufacturing of biosimilars products. For example, a recently completed acquisition of a contract development and manufacturing organization by a third party may impact its operational, strategic or financial risk. If these third-parties fail to perform successfully, or reduce their third party manufacturing production, our biosimilar product development or commercialization of biosimilar products could be delayed, revenue from biosimilar products could decline and/or we may not realize the anticipated benefits of these arrangements;
•Competitive Challenges. Biosimilar products face significant competition, including from innovator products and biosimilar products offered by other companies that may receive greater acceptance or more favorable reimbursement. Local tendering processes may restrict biosimilar products from being marketed and sold in some jurisdictions. The number of competitors in a jurisdiction, the timing of approval and the ability to market biosimilar products successfully in a timely and cost-effective manner are additional factors that may impact our success in this business area;
•Regulatory Compliance. Biosimilar products may face regulatory hurdles or delays due to the evolving and uncertain regulatory and commercial pathway of biosimilars products in certain jurisdictions;
•Ability to Provide Adequate Supply. Manufacturing biosimilars is complex. If we encounter any persistent manufacturing or supply chain difficulties we may be unable to meet demand. We are dependent on a third-party for the manufacture of our biosimilar products and such third-party may not perform its obligations in a timely and cost-effective manner or in compliance with applicable regulations and may be unable or unwilling to increase production capacity commensurate with demand for our existing or future biosimilar products. For example, one of our contract manufacturers for IMRALDI and BENEPALI was acquired by a third party in December 2024, which may have an impact on our biosimilars business;
•Intellectual Property and Regulatory Challenges. Biosimilar products may face extensive intellectual property clearances and infringement litigation, injunctions or regulatory challenges, which could prevent the commercial launch of a product or delay it for many years or result in imposition of monetary damages, penalties or other civil sanctions and damage our reputation; and
•Failure to Gain Market and Patient Acceptance. Market success of biosimilar products will be adversely affected if patients, physicians and/or payors do not accept biosimilar products as safe and efficacious products offering a more competitive price or other benefit over existing therapies.
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
Positive results in a clinical trial have in the past and may not in the future be replicated in subsequent or confirmatory trials. Additionally, success in preclinical work or early stage clinical trials does not ensure that later stage or larger scale clinical trials will be successful or that regulatory approval will be obtained. Even if later stage clinical trials are successful, regulatory authorities may delay or decline approval of our product candidates. Regulatory authorities may disagree with our view of the data, require additional studies, disagree with our trial design or endpoints or not approve adequate reimbursement. Regulatory authorities may also fail to approve the facilities or processes used to manufacture a product candidate, our dosing or delivery methods or companion devices. Regulatory authorities have in the past and may in the future grant marketing approval that is more restricted than anticipated, including limiting indications to narrow patient populations and the imposition of safety monitoring, educational requirements, requiring confirmatory trials and risk evaluation and mitigation strategies. The occurrence of any of these events could result in significant costs and expense, have an adverse effect on our business, financial condition and results of operations and/or cause our stock price to decline or experience periods of volatility.
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
Restrictions on use or safety warnings that may be required to be included in the label of our products may significantly reduce expected revenue for those products and require significant expense and divert management time.
Risks Related to Our Operations
A breakdown or breach of our information systems could subject us to liability or interrupt the operation of our business.
We are increasingly dependent upon information systems and data to operate our business. Changes in how we operate have caused us to modify our business practices in ways that heighten this dependence, including changing the requirement that most of our office-based employees in the U.S. and our other key markets work from the office, with many of our employees now working in hybrid or full-remote positions. As a result, we are increasingly dependent upon our information systems to operate our business and our ability to effectively manage our business depends on the security, reliability and adequacy of our information systems and data, which includes use of cloud technologies, including Software as a Service (SaaS), Platform as a Service (PaaS) and Infrastructure as a Service (IaaS). Breakdowns, invasions, corruptions, destructions and/or breaches, which may include impacts such as, but not limited to, comprising the capacity, reliability or security of our information systems or those of our business partners, including our cloud technologies, and/or unauthorized access to our data and information could subject us to significant liability, negatively impact our business operations, and/or require replacement of technology and/or sizeable ransom payments. Our information systems, including our cloud technologies, continue to increase in multitude and complexity, increasing our vulnerability when breakdowns, malicious intrusions and random attacks occur. Data privacy or security breaches also pose a risk that sensitive data, including intellectual property, trade secrets or personal information belonging to us, patients, customers or other business partners, may be exposed to unauthorized persons or to the public.
Cybersecurity threats and incidents are increasing in their frequency, sophistication and intensity, and are becoming increasingly difficult to detect, particularly when they impact vendors, customers or suppliers, and other companies in our supply chain. Cybersecurity threats and incidents are often carried out by motivated, well-resourced, skilled and persistent actors, including nation states, organized crime groups, “hacktivists” and may include or target employees or contractors acting with careless or malicious intent. Recent developments in the threat landscape include use of adversarial AI techniques and machine learning, as well as an increased number of cyber extortion attacks, with higher financial ransom demand amounts and increasing sophistication and variety of ransomware techniques and methodology. Geopolitical instability, including that related to Russia's invasion of Ukraine or the conflict in the Middle East, may increase the risk of cybersecurity threats. Cybersecurity threats or incidents may include deployment of harmful malware and key loggers, ransomware, a denial-of-service attack, a malicious website, the use of social engineering and other means to affect the confidentiality, integrity and availability of our information systems and data. Cybersecurity threats and incidents also include manufacturing, hardware or software supply chain attacks, which could cause a delay in the manufacturing of products or products produced for contract manufacturing or lead to a data privacy or security breach. Our key business partners face similar risks and any security breach of their systems could adversely affect our security posture. In addition, our increased use of cloud technologies heightens these and other operational risks, and any failure by cloud or other technology service providers to adequately safeguard their systems and prevent cyber-attacks could disrupt our operations and result in misappropriation, corruption or loss of confidential or propriety information.
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

Regulators currently impose new data privacy and security requirements, including monetary fines for privacy violations. For example, the E.U.’s General Data Protection Regulation established regulations regarding the handling of personal data, and provides an enforcement authority and imposes large penalties for noncompliance. U.S. data privacy and security laws, such as the CCPA, and others that may be passed, similarly introduce requirements with respect to personal information, and non-compliance with the CCPA may result in liability through private actions (subject to statutorily defined damages in the event of certain data breaches) and enforcement. Failure to comply with these current and future laws, policies, industry standards or legal obligations or any security incident resulting in the unauthorized access to, or acquisition, release or transfer of personal information may result in governmental enforcement actions, litigation, fines and penalties or adverse publicity and could cause our customers to lose trust in us, which could have a material adverse effect on our business and results of operations.
The increasing use of AI-based software presents new risks and challenges and could adversely affect our business and reputation.
The use of AI-based software is increasingly being used in the biopharmaceutical industry, including by us, such as for research, marketing, manufacturing and commercialization, and we expect to use technology that uses AI in the future. As with many developing technologies, AI-based software presents risks and challenges. For example, algorithms may be flawed; data sets may be insufficient, of poor quality or contain biased information; and inappropriate or controversial data practices could impair results. If the analyses that AI-based software assist in producing are deficient or inaccurate, we could be subjected to competitive harm, potential legal liability and brand or reputational harm. Use of AI-based software may also lead to cybersecurity risks or the release of confidential proprietary information, including personal data, which may impact our ability to realize the benefit of our intellectual property or violate our internal policies, data protection laws or contractual requirements. The use of AI-based software may also result in unauthorized access of personal data or the intellectual property of third parties. Since the use of AI is subject to new or evolving laws and regulations, compliance may impose operational costs and limit our ability to use AI-based software, and failure to comply may result in potential government actions, litigation, fines, penalties or adverse publicity.
Manufacturing issues could substantially increase our costs, limit supply of our products and/or reduce our revenue.
The process of manufacturing our products is complex, highly regulated and subject to numerous risks, including:
•Risks of Reliance on Third-Parties and Single Source Providers. We rely on third-party suppliers and manufacturers for many aspects of our manufacturing process for our products and product candidates. In some cases, due to the unique manner in which our products are manufactured, we rely on single source providers of raw materials and manufacturing supplies. These third-parties are independent entities subject to their own unique operational, strategic and financial risks that are outside of our control. For example, a recently completed acquisition of a contract development and manufacturing organization by a third party may impact its operational, strategic or financial risk. These third-parties may not perform their obligations in a timely and cost-effective manner or in compliance with applicable regulations, and they may be unable or unwilling to increase production capacity commensurate with demand for our existing or future products. Finding alternative providers could take a significant amount of time and involve significant expense due to the specialized nature of the services and the need to obtain regulatory approval of any significant changes to our suppliers or manufacturing methods. We cannot be certain that we could reach agreement with alternative providers or that the FDA or other regulatory authorities would approve our use of such alternatives.
•Global Bulk Supply Risks. We rely on our manufacturing facilities for the production of drug substance for our large molecule products and product candidates. Our global bulk supply of these products and product candidates depends on the uninterrupted and efficient operation of these facilities, which could be adversely affected by equipment failures, labor or raw material shortages, geopolitical instability, public health epidemics, natural disasters, adverse weather events, power failures, cyber-attacks and many other factors.
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
Furthermore, factors such as geopolitical events, global health outbreaks, adverse weather events, labor or raw material shortages, imposition of tariffs or trade restrictions and other supply chain disruptions could result in difficulties and delays in manufacturing our products, which could have an adverse impact on our results in operations or result in product shortages. We may also have to take inventory write-offs and incur other charges and expense for products that fail to meet specifications, undertake costly remediation efforts or seek more costly manufacturing alternatives. Such developments could increase our manufacturing costs, cause us to lose revenue or market share as patients and physicians turn to competing therapeutics, diminish our profitability or damage our reputation.
In addition, although we have business continuity plans to reduce the potential for manufacturing disruptions or delays and reduce the severity of a disruptive event, there is no guarantee that these plans will be adequate, which could adversely affect our business and operations.
Management, personnel and other organizational changes may disrupt our operations, and we may have difficulty retaining personnel or attracting and retaining qualified replacements on a timely basis for the management and other personnel who may leave the Company, which could disrupt our business and adversely affect our operations.
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
•changes in the FDA and foreign regulatory approval processes, staffing, resources or perspectives that may delay or prevent the approval of new products and result in lost market opportunity;
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
Additionally, conditions and regulations governing the health care industry in the U.S. are subject to greater risk of change and uncertainty as a result of changes in legislative and regulatory priorities and personnel.
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
•the anti-bribery and anti-corruption legislation across the globe, including the U.K. Bribery Act 2010, and elsewhere and escalation of investigations and prosecutions pursuant to such laws;
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
We built a large-scale biologics manufacturing facility and are building a gene therapy, clinical packaging and other manufacturing facility, which will result in the incurrence of significant investment with no assurance that such investment will be recouped.
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
Additionally, we are building a new gene therapy, clinical packaging and other manufacturing facility in RTP, North Carolina with no assurance that this investment will be fully utilized. If we are unable to fully utilize this gene therapy, clinical packaging and other manufacturing facility, charges from excess capacity may occur and would have a negative effect on our financial condition and results of operations.
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
Our quarterly revenue, expense and net income have fluctuated in the past and are likely to fluctuate significantly in the future due to the risks described in these Risk Factors as well as the timing of charges and expense that we may take. We have recorded, or may be required to record, charges that include:
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
We may not be able to access the capital and credit markets on favorable terms, which could increase our financing costs.
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
We maintain a portfolio of marketable securities for investment of our cash as well as investments in equity securities of certain biotechnology companies. Changes in the value of our investment portfolio has in the past and may in the future adversely affect our earnings. The value of our investments may decline due to, among other things, increases in interest rates, downgrades of the bonds and other securities in our portfolio, negative company-specific news, biotechnology market sentiment, instability in the global financial markets that reduces the liquidity of securities in our portfolio, declines in the value of collateral underlying the securities in our portfolio and other factors. Each of these events may cause us to record charges to reduce the carrying value of our investment portfolio or sell investments for less than our acquisition cost. Although we attempt to mitigate these risks through diversification of our investments and continuous monitoring of our portfolio's overall risk profile, the value of our investments may nevertheless decline.
There can be no assurance that we will repurchase shares or that we will repurchase shares at favorable prices, which may negatively affect our stock price.
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
General Risk Factors
Our effective tax rate fluctuates, and we may incur obligations in tax jurisdictions in excess of accrued amounts in our financial statements.
As a global biopharmaceutical company, we are subject to taxation in numerous countries, states and other jurisdictions. As a result, our effective tax rate is derived from a combination of applicable tax rates, including withholding taxes, in the various places that we operate. In preparing our financial statements, we estimate the amount of tax that will become payable in each of such places. Our effective tax rate may be different than experienced in the past or our current expectations due to many factors, including changes in the mix of our profitability from country to country, the results of examinations and audits of our tax filings, adjustments to the value of our uncertain tax positions, interpretations by tax authorities or other bodies with jurisdiction, the result of tax cases, changes in accounting for income taxes and changes in tax laws, especially in the U.S. and Switzerland, and regulations (including the Global Tax Deal Executive Order issued on January 20, 2025) either prospectively or retrospectively and the effects of the integrations of Reata and HI-Bio.
Our inability to secure or sustain acceptable arrangements with tax authorities and future changes in the tax laws, among other things, may result in tax obligations in excess of amounts accrued in our financial statements.
The enactment of some or all of the recommendations set forth or that may be forthcoming in the OECD’s project on “Base Erosion and Profit Shifting” by tax authorities and economic blocs in the countries in which we operate, could unfavorably impact our effective tax rate. These initiatives focus on common international principles for the entitlement to taxation of global corporate profits and minimum global tax rates. Many countries have or are in the process of enacting legislation intended to implement the OECD GloBE Model Rules effective on January 1, 2024. The impact on the Company will depend on the timing of implementation, the exact nature of each country's GloBE legislation, guidance and regulations (including the Global Tax Deal Executive Order issued on January 20, 2025) thereon and their application by tax authorities either prospectively or retrospectively.
Our business involves environmental and operational risks, which include the cost of compliance and the risk of contamination or injury.
Our business and the business of several of our strategic partners involve the controlled use of hazardous materials, chemicals, biologics and radioactive compounds which make us subject to changing and evolving rules and interpretations, which could require us to incur substantial costs associated with compliance or to alter one or more of our business practices. Although we believe that our safety procedures for handling and disposing of such materials comply with state, federal and foreign standards, there will always be the risk of accidental contamination or injury. If we were to become liable for an accident, or if we were to suffer an extended facility shutdown, we could incur significant costs, damages and penalties that could harm our business. Manufacturing of our products and product candidates also requires permits from government agencies for water supply and wastewater discharge. If we do not obtain appropriate permits, including permits for sufficient quantities of water and wastewater, we could incur significant costs and limits on our manufacturing volumes that could harm our business. Additionally, regulators have passed new environmental disclosure rules. For example, the E.U., California and certain other countries we do business in have promulgated new climate disclosure rules that will generally require additional disclosure. Additionally, other regulators are considering environmental disclosure rules. These new rules collectively will impose additional disclosure requirements relating to climate-related risks and emissions disclosures. We expect to be subject to these new laws and regulations if or when they go into effect, which would impose extensive reporting obligations about greenhouse gas emissions and climate-related financial risks. These recently enacted and proposed regulations may require us to incur compliance and disclosure costs and will likely require substantial management attention.
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
Our Board of Directors oversees management's processes for identifying and mitigating risks, including cybersecurity and information security risks. Our Board of Directors regularly reviews our technology and cybersecurity program and effectiveness, internal audits of our program, independent external expert evaluations of our program's maturity and operational readiness and the results of penetration testing. Our Board of Directors also receives cybersecurity updates and education on a broad range of topics, including:
•Current cybersecurity landscape and emerging threats;
•Status of ongoing cybersecurity initiatives and strategies;
•Incident report and learnings from any cybersecurity events; and

•Compliance with regulatory requirements and industry standards.
We do not believe that any risks from cybersecurity threats have materially affected or are reasonably likely to materially affect our business strategy, results of operations or financial condition during the period covered by this filing. For additional information on our cybersecurity risks, please read Item 1A. Risk Factors - A breakdown or breach of our information systems could subject us to liability or interrupt the operation of our business, included in this report.
ITEM  2. PROPERTIES
Below is a summary of our significant properties owned and leased as of December 31, 2024.

Location	Approximate Square Feet	Use	Owned/Leased
U.S.
Cambridge, Massachusetts	263,000	Research laboratory and cogeneration plant	Owned
Cambridge, Massachusetts	729,000	Corporate headquarters and laboratory	Leased - Expires 2028
Weston, Massachusetts	357,000	Office	Leased - Expires 2025
RTP, North Carolina	1,040,000	Office, laboratory, manufacturing, warehouse	Owned
Durham, North Carolina	65,000	Warehouse	Leased - Expires 2025
Plano, Texas	327,000	Office and laboratory	Leased - Expires 2038

International(1)
Solothurn, Switzerland	734,000	Manufacturing facility, warehouse and office	Owned
Baar, Switzerland	81,800	International headquarters	Leased - Expires 2028

(1) We also lease office space in other international regions including: the U.K.; Germany; France; Japan; Canada and numerous other countries. Our international lease agreements expire at various dates through the year 2034.
In the fourth quarter of 2021 we began construction of a new gene therapy, clinical packaging and other manufacturing facility in RTP, North Carolina to support our gene therapy pipeline across multiple therapeutic areas. The new manufacturing facility will be approximately 197,000 square feet. We estimate the construction of this manufacturing facility will be completed during 2025.
We believe that our our existing properties, including both owned and leased sites, are adequate and suitable for the conduct of our business. We believe our capital resources are sufficient to purchase, lease or construct any additional facilities required to meet our expected long-term growth needs.
ITEM  3. LEGAL PROCEEDINGS
For a discussion of legal matters as of December 31, 2024, please read Note 21, Litigation, to our consolidated financial statements included in this report, which is incorporated into this item by reference.
ITEM  4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
MARKET AND STOCKHOLDER INFORMATION
Our common stock trades on The Nasdaq Global Select Market under the symbol “BIIB.” As of February 11, 2025, there were approximately 392 shareholders of record of our common stock.
DIVIDENDS
We have not paid cash dividends since our inception. While we historically have not paid cash dividends and do not have a current intention to pay cash dividends, we continually review our capital allocation strategies, including, among other things, payment of cash dividends, share repurchases and acquisitions.
ISSUER PURCHASES OF EQUITY SECURITIES
The following table summarizes our common stock repurchase activity during the fourth quarter of 2024:

Period	Total Number of Shares Purchased (#)	Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Programs (#)	Approximate Dollar Value of Shares That May Yet Be Purchased Under Our Programs ($ in millions)
October 1, 2024 - October 31, 2024	—	$—	—	$2,050.0
November 1, 2024 - November 30, 2024	—	$—	—	$2,050.0
December 1, 2024 - December 31, 2024	—	$—	—	$2,050.0
Total(1)	—	$—

(1) There were no share repurchases during the fourth quarter of 2024.
In October 2020 our Board of Directors authorized our 2020 Share Repurchase Program, which is a program to repurchase up to $5.0 billion of our common stock. Our 2020 Share Repurchase Program does not have an expiration date. All shares repurchased under our 2020 Share Repurchase Program were retired. Under our 2020 Share Repurchase Program, we repurchased and retired approximately 3.6 million shares of our common stock at a cost of approximately $750.0 million during the year ended December 31, 2022. There were no share repurchases of our common stock during the years ended December 31, 2024 and 2023. Approximately $2.1 billion remained available under our 2020 Share Repurchase Program as of December 31, 2024.
In August 2022 the IRA was signed into law. Among other things, the IRA levies a 1.0% excise tax on net stock repurchases after December 31, 2022. While we have historically made discretionary share repurchases, we had no share repurchases of our common stock during the years ended December 31, 2024 and 2023.

PERFORMANCE GRAPH
The performance graph below compares the five-year cumulative total stockholder return on our common stock, the Nasdaq Pharmaceutical Index, the S&P 500 Index and the Nasdaq Biotechnology Index. The performance graph below assumes the investment of $100.00 on December 31, 2019, in our common stock and each of the three indexes, with dividends being reinvested.
The stock price performance in the graph below is not necessarily indicative of future price performance.

$225
$200
$175
$150
$125
$100
$75
$50
$25
2019
2020
2021
2022
2023
2024
Biogen Inc.
Nasdaq Pharmaceutical Index
S&P 500 Index
Nasdaq Biotechnology Index

	2019	2020	2021	2022	2023	2024
Biogen Inc.	$100.00	$82.52	$80.85	$93.31	$87.19	$51.52
Nasdaq Pharmaceutical Index	$100.00	$110.52	$137.47	$153.08	$159.01	$172.62
S&P 500 Index	$100.00	$118.40	$152.39	$124.79	$157.59	$197.02
Nasdaq Biotechnology Index	$100.00	$126.42	$126.45	$113.65	$118.87	$118.20
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
For our discussion of the year ended December 31, 2023, compared to the year ended December 31, 2022, please read Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations located in our Annual Report on Form 10-K for the year ended December 31, 2023.
EXECUTIVE SUMMARY
INTRODUCTION
Biogen is a global biopharmaceutical company focused on discovering, developing and delivering innovative therapies for people living with serious and complex diseases. We have a broad portfolio of medicines to treat MS, have introduced the first approved treatment for SMA, co-developed treatments to address a defining pathology of Alzheimer’s disease and launched the first approved treatment to target a genetic cause of ALS. We market the first and only drug approved in the U.S. and the E.U. for the treatment of FA in adults and adolescents aged 16 years and older. We are focused on advancing our pipeline in neurology, specialized immunology and rare diseases. We support our drug discovery and development efforts through internal research and development programs, external collaborations and acquisitions.
Our marketed products include TECFIDERA, VUMERITY, AVONEX, PLEGRIDY and TYSABRI for the treatment of MS; SPINRAZA for the treatment of SMA; SKYCLARYS for the treatment of FA; QALSODY for the treatment of ALS; and FUMADERM for the treatment of severe plaque psoriasis.
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
We commercialize a portfolio of biosimilars of advanced biologics including: BENEPALI, an etanercept biosimilar referencing ENBREL; IMRALDI, an adalimumab biosimilar referencing HUMIRA; FLIXABI, an infliximab biosimilar referencing REMICADE; and BYOOVIZ, a ranibizumab biosimilar referencing LUCENTIS, in certain international markets, as well as TOFIDENCE, a tocilizumab biosimilar referencing ACTEMRA, in the U.S. and certain international markets. We also have commercialization rights related to OPUVIZ, an aflibercept biosimilar referencing EYLEA.
On July 2, 2024, we completed the acquisition of HI-Bio. As a result of this transaction we acquired HI-Bio's lead asset, felzartamab, an anti-CD38 antibody currently being evaluated for three leading indications, AMR, PMN and IgAN. For additional information on our acquisition of HI-Bio, please read Note 2, Acquisitions, to our consolidated financial statements included in this report.
For additional information on our collaboration arrangements, please read Note 19, Collaborative and Other Relationships, to our consolidated financial statements included in this report.
We seek to ensure an uninterrupted supply of medicines to patients around the world. To that end, we regularly review our manufacturing capacity, capabilities, processes and facilities. In order to support our future growth and drug development pipeline, we expanded our large molecule production capacity and built a large-scale biologics manufacturing facility in Solothurn, Switzerland. In the second quarter of 2021 a portion of the facility (the first manufacturing suite) received a GMP multi-product license from SWISSMEDIC and was placed into service. The second manufacturing suite, which was also licensed to operate by SWISSMEDIC, became operational in the first quarter of 2024. Solothurn has been approved for the manufacture of LEQEMBI. We believe that the Solothurn facility will support our anticipated near to mid-term needs for the manufacturing of biologic assets. The plant represents a significant increase in our overall manufacturing capacity. If we are unable to fully utilize our manufacturing facilities, we will incur additional excess capacity charges which would have a negative effect on our financial condition and results of operations.

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
TECFIDERA
Multiple TECFIDERA generic entrants are now in North America, Brazil and certain European countries and have deeply discounted prices compared to TECFIDERA. The generic competition for TECFIDERA has significantly reduced our TECFIDERA revenue and we expect that TECFIDERA revenue will continue to decline. We are defending the validity of our EP 2 653 873 patent related to TECFIDERA and expiring in 2028 in opposition proceedings in the European Patent Office. We are also engaged in litigation in Europe to defend and enforce national counterparts of our EP 2 653 873 patent, with mixed results.
TYSABRI
A biosimilar entrant of TYSABRI was approved in the U.S. and the E.U. in 2023. We expect the future sales of TYSABRI may be adversely affected by the entrance of this biosimilar.
BUSINESS UPDATE REGARDING MACROECONOMIC CONDITIONS AND OTHER DISRUPTIONS
Significant portions of our business are conducted in Europe, Asia and other international geographies. Factors such as global health outbreaks, adverse weather events, geopolitical events, tariffs, inflation, labor or raw material shortages and other supply chain disruptions could result in product shortages or other difficulties and delays or increased costs in manufacturing our products.
CURRENT ECONOMIC CONDITIONS
Economic conditions remain vulnerable as markets continue to be impacted in part by elevated inflation, higher interest rates, adverse weather events, global supply chain uncertainties and risks associated with geopolitical conflicts.
ADVERSE WEATHER EVENTS
Adverse weather conditions, including hurricanes, earthquakes, wildfires and natural disaster damage, may affect our ability to do business.
We currently have operations in RTP, North Carolina, which were not impacted by recent hurricanes.
GLOBAL SUPPLY CHAIN DISRUPTIONS
Global supply chain disruptions, such as strikes, work stoppages, port congestion, port closures and other logistical problems, may affect our ability to do business. For example, in 2024 major port strikes on the East and Gulf Coasts of the U.S. resulted in delayed cargo movement for several days. As our primary shipping method for resources and finished goods is through air freight, the recent port strikes did not impact our business; however, we will continue to assess any future port disruptions and if necessary, work to secure alternative transportation.
GEOPOLITICAL TENSIONS
Global disputes and interruptions in international relationships, including tariffs, trade protection measures, import or export licensing requirements and the imposition of trade sanctions or similar restrictions, affect our ability to do business. For example, tensions between China and Taiwan and tensions between the U.S. and China have led to a series of tariffs and sanctions being imposed by the U.S. on imports from China mainland, retaliatory tariffs imposed by China on U.S. imports, as well as other business restrictions, with additional restrictive measures being proposed.

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
We will continue to monitor the ongoing conflict between Russia and Ukraine as well as the military conflict in the Middle East and assess any potential impacts on our business, supply chain, partners or customers, as well as any factors that could have an adverse effect on our results of operations. Revenue generated from sales in Russia and Ukraine represent less than 2.0% of total revenue for the years ended December 31, 2024, 2023 and 2022. Additionally, revenue generated from sales in the broader Middle East region represents less than 2.0% of total revenue for the years ended December 31, 2024, 2023 and 2022.
INFLATION REDUCTION ACT OF 2022
In August 2022 the IRA was signed into law in the U.S. The IRA introduced new tax provisions, including a 15.0% corporate alternative minimum tax and a 1.0% excise tax on stock repurchases. The provisions of the IRA are effective for periods after December 31, 2022. The IRA did not result in any material adjustments to our income tax provision or other income tax balances as of December 31, 2024 and 2023. Preliminary guidance has been issued by the IRS and we expect additional guidance and regulations to be issued in future periods. We will continue to assess its potential impact on our business and results of operations as further information becomes available.
The IRA also contains substantial drug pricing reforms that may have a significant impact on the pharmaceutical industry in the U.S. This includes the following:
(i)    allowing CMS to negotiate prices for select high-cost Medicare Part D drugs (beginning in 2026) and Part B drugs (beginning in 2028) to reduce out-of-pocket prescription drug costs for beneficiaries, potentially resulting in higher contributions from plans and manufacturers;
(ii)    drug inflationary rebate requirements to penalize manufacturers from raising the prices of Medicare covered single-source drugs and biologics beyond the inflation-adjusted rate, beginning in 2022 for Part D drugs and 2023 for Part B drugs;
(iii)    to incentivize biosimilar development, the IRA provides an 8.0% Medicare Part B add-on payment for qualifying biosimilar products for a five-year period; and
(IV)    Medicare Part D redesign which replaces the current coverage gap provisions and establishes a $2,000 cap for out-of-pocket costs for Medicare beneficiaries beginning in 2025, with manufacturers being responsible for up to 10.0% of costs up to the $2,000 cap and up to 20.0% after that cap is reached. Manufacturers that qualify as either specified or specified small manufacturers will phase-in the new manufacturer liability for prescription drug costs over a 7-year period from 2025 to 2031 for certain Medicare Part D drugs dispensed to certain beneficiaries.
In April 2024 CMS informed us that we qualified for the specified manufacturer exception pertaining to the Medicare Part D redesign. We expect the IRA's drug pricing controls and Medicare Part D redesign may have an adverse impact on our sales, particularly for our products that are more substantially reliant on Medicare reimbursement. We anticipate the IRA Medicare Part D redesign will have a modest net unfavorable impact to our 2025 revenue, ranging from approximately $50.0 million to $100.0 million, concentrated in our SKYCLARYS and MS portfolio product revenue, approximately a third of which could be associated with SKYCLARYS.
The degree of impact from this legislation on our business depends on a number of forthcoming implementation actions by regulatory authorities, the full extent of the IRA's impacts on our sales and, in turn, our business, remains unclear.

FINANCIAL HIGHLIGHTS
As described below under Results of Operations, our net income and diluted earnings per share attributable to Biogen Inc. for the year ended December 31, 2024, compared to the year ended December 31, 2023, reflects the following:

TOTAL REVENUE
Decreased
$159.7 million or 1.6%

DILUTED EARNINGS PER SHARE
Increased
$3.21 or 40.3%

PRODUCT REVENUE, NET
Decreased
$33.2 million or 0.5%

•MS revenue decreased $312.1 million, or 6.7%
•Rare disease revenue increased $185.1 million, or 10.3%
•The decrease in MS product revenue was primarily due to a decrease in Interferon demand due to competition as patients transition to higher efficacy therapies and a decrease in global TYSABRI revenue driven by increased competition.
•The increase in rare disease product revenue in 2024 was primarily due to revenue from new product launches, including global SKYCLARYS revenue of $382.5 million, $72.2 million for ZURZUVAE and $32.4 million for QALSODY. This was partially offset by a decrease in rest of world SPINRAZA revenue driven by the loss of an annual tender in Russia which resulted in an unfavorable impact of approximately $45.0 million. The decrease was also impacted by the timing of SPINRAZA shipments and the unfavorable impact of foreign currency exchange.

TOTAL COST AND EXPENSE
Decreased
$768.9 million or 9.0%

•Cost of sales decreased $223.0 million, or 8.8%
•R&D expense decreased $420.2 million, or 17.1%
•SG&A expense decreased $146.0 million, or 5.7%
•Amortization and impairment of acquired intangible assets increased $206.1 million, or 85.7%
•The decrease in cost of sales was primarily due to favorable product mix from lower contract manufacturing revenue and lower idle capacity charges, partially offset by approximately $181.5 million in SKYCLARYS amortization costs.
•The decrease in R&D expense was primarily driven by approximately $197.0 million of equity-based compensation expense recognized in 2023 related to our Reata acquisition, cost-reduction measures realized in 2024 in connection with our portfolio prioritization initiatives and our Fit for Growth program, as well as higher spend on clinical trials and close out costs incurred during 2023, partially offset by approximately $48.5 million in SKYCLARYS amortization costs and approximately $42.5 million of equity-based compensation expense recognized in 2024 related to our HI-Bio acquisition.
•The decrease in SG&A expense was primarily due to approximately $196.4 million of equity-based compensation expense recognized in 2023 related to our Reata acquisition.
•The increase in amortization and impairment of acquired intangible assets was primarily due to amortization for the acquired intangible assets associated with SKYCLARYS, as well as impairment charges of approximately $60.2 million during 2024.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
•Cash and cash equivalents totaled approximately $2.4 billion as of December 31, 2024, compared to approximately $1.0 billion as of December 31, 2023.
•We generated approximately $2,875.5 million of net cash flow from operations for the year ended December 31, 2024.
•We received a net cash payment of $88.6 million from the sale of our rare pediatric disease PRV in 2024.
•In April 2024 we received $437.5 million from Samsung BioLogics related to the sale of our equity interest in Samsung Bioepis.
•In July 2024 we completed the acquisition of HI-Bio for $1.15 billion, which was funded through available cash on hand.

RECENT DEVELOPMENTS
ACQUISITIONS AND DIVESTITURES
HUMAN IMMUNOLOGY BIOSCIENCES
On July 2, 2024, we completed the acquisition of all of the issued and outstanding shares of HI-Bio, a privately-held clinical-stage biotechnology company focused on targeted therapies for patients with severe immune-mediated diseases. HI-Bio's lead asset, felzartamab, an anti-CD38 antibody, is currently being evaluated for three leading indications, AMR, PMN and IgAN. Felzartamab has received Breakthrough Therapy Designation and ODD from the FDA for development in the treatment of PMN and AMR. Subsequent to our acquisition, felzartamab received ODD in the E.U. in IgAN and solid organ transplantation. The acquisition of HI-Bio is expected to augment our pipeline and build on our expertise in immunology.
Under the terms of this acquisition, we paid shareholders of HI-Bio approximately $1.15 billion at closing and may pay up to an additional $650.0 million in potential future development and regulatory milestone payments. We funded this acquisition through available cash on hand and accounted for this acquisition as a business combination using the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations, and recorded assets acquired and liabilities assumed at their respective fair values as of the acquisition date. For additional information on our acquisition of HI-Bio, please read Note 2, Acquisitions, to our consolidated financial statements included in this report.
SALE OF PRIORITY REVIEW VOUCHER
In April 2024 we completed the sale of our rare pediatric disease PRV, generated by the development associated with SPINRAZA, to a third party. In consideration for the PRV we received a cash payment of $103.0 million upon the closing of the PRV purchase, of which approximately $14.4 million was paid to Ionis. Our net portion of approximately $88.6 million was recognized in gain on sale of priority review voucher, net within our consolidated statements of income for the year ended December 31, 2024. For additional information on the sale of our PRV, please read Note 3, Dispositions, to our consolidated financial statements included in this report.
DEVELOPMENTS IN KEY COLLABORATIVE RELATIONSHIPS
LEQEMBI (lecanemab)
United States
Key developments related to LEQEMBI in the U.S. consisted of the following:
•In January 2025 the FDA approved LEQEMBI monthly IV maintenance dosing for the treatment of early Alzheimer's disease.
•In January 2025 the FDA accepted for review the BLA for LEQEMBI subcutaneous autoinjector for weekly maintenance dosing, with a PDUFA action date set for August 31, 2025.
•In July 2024 Eisai presented new clinical data from the CLARITY AD study open-label extension of LEQEMBI, demonstrating that three years of continuous LEQEMBI treatment reduced clinical decline, resulting in a clinically meaningful benefit for early Alzheimer's disease patients.
Rest of World
Key developments related to LEQEMBI (lecanemab) in rest of world markets consisted of the following:
•In January 2025 we and Eisai announced an update regarding the ongoing regulatory review of the MAA for lecanemab in the E.U., which the CHMP of the EMA previously adopted a positive opinion on in November 2024. The EC has asked the CHMP to consider information on the safety of lecanemab that became available after the adoption of the CHMP opinion in November 2024 and whether this may require an update of the opinion, and to consider whether the wording of the risk minimization measures in the opinion is clear enough to ensure correct implementation. These will be discussed at the CHMP meeting in February 2025.
•In December 2024 LEQEMBI was approved by the Federal Commission for the Protection Against Sanitary Risk in Mexico.
•In November 2024 we and Eisai announced the launch of LEQEMBI in South Korea, which had been approved by the Ministry of Food and Drug Safety in South Korea in May 2024.

•In October 2024 the Therapeutic Goods Administration of Australia issued a public statement about the initial decision not to register lecanemab. In December 2024 Eisai submitted a request for reconsideration of this decision.
•In August 2024 LEQEMBI was approved by the Medicines and Healthcare products Regulatory Agency in Great Britain and by the Ministry of Health and Prevention in the United Arab Emirates.
•In July 2024 LEQEMBI was approved in Hong Kong and Israel.
•In June 2024 we and Eisai announced the launch of LEQEMBI in China, which had been approved by the NMPA in China in January 2024.
OTHER KEY DEVELOPMENTS
felzartamab
In October 2024 the FDA granted felzartamab Breakthrough Therapy Designation for the treatment of late AMR without T-cell mediated rejection in kidney transplant patients. Additionally, felzartamab was granted ODD in the E.U. in IgAN and solid organ transplantation in November 2024 and December 2024, respectively.
UCB COLLABORATION
In September 2024 we and UCB announced positive topline data from the Phase 3 PHOENYCS GO study of dapirolizumab pegol, a novel Fc-free anti-CD40L drug candidate, in people living with moderate-to-severe SLE. The Phase 3 study met the primary endpoint demonstrating clinical improvement in moderate-to-severe SLE with clinical improvements observed among key secondary endpoints. Based on these results, UCB and Biogen initiated a second Phase 3 study in late 2024.
SPINRAZA (nusinersen)
In September 2024 we announced positive topline data from the Phase 2/3 DEVOTE study of nusinersen, which evaluated the safety and efficacy of a higher dose regimen of nusinersen in treatment-naive symptomatic infants with SMA.
In January 2025 the FDA accepted the supplemental NDA and the EMA validated the application for a higher dose regimen of nusinersen for SMA. The higher dose regimen of nusinersen comprises a more rapid loading regimen, two 50 mg-doses 14 days apart, and higher maintenance regimen, 28 mg, every four months, compared to the currently approved dose of SPINRAZA.
DISCONTINUED PROGRAMS AND STUDIES
SAGE COLLABORATION
zuranolone
In October 2024 we and Sage agreed to not pursue further development of zuranolone for the potential treatment of MDD. This decision was based on the significant new investment and time we expect would be needed to conduct the additional studies required to support approval of this indication.
BIIB124
In July 2024 we and Sage announced that the Phase 2 KINETIC 2 dose-range study of BIIB124 did not meet its endpoints. Based on these results, we discontinued our further development of BIIB124 and terminated our rights under the collaboration and license agreement specific to BIIB124, effective February 17, 2025.
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

IONIS COLLABORATION
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
MERZ THERAPEUTICS (PREVIOUSLY ACORDA THERAPEUTICS, INC.)
In January 2024 we notified Acorda of our decision to terminate our collaboration and license agreement, effective January 1, 2025, whereby Acorda regained global commercialization rights to FAMPYRA. On April 1, 2024, Acorda filed for bankruptcy protection and announced its intention to sell substantially all of Acorda's assets to a third party. On July 10, 2024, Merz Therapeutics announced that its subsidiary Merz Pharmaceuticals LLC had completed the acquisition of FAMPYRA, and related assets from Acorda. We are now working with Merz Therapeutics on the transition of global commercialization rights of FAMPYRA and we expect to recognize minimal revenue in 2025.
BIIB143 (cemdomespib)
In early 2025 we discontinued further development of BIIB143 (cemdomespib) for the treatment of diabetic neuropathic pain, as part of our ongoing pipeline prioritization efforts.

RESULTS OF OPERATIONS
REVENUE
The following revenue discussion should be read in conjunction with Note 5, Revenue, to our consolidated financial statements included in this report.
Revenue is summarized as follows:

	For the Years Ended December 31,			% Change		$ Change
				2024 vs. 2023	2023 vs. 2022	2024 vs. 2023	2023 vs. 2022
(In millions, except percentages)	2024	2023	2022
Product revenue, net:
United States	$3,237.3	$3,141.4	$3,469.3	3.1%	(9.5)%	$95.9	$(327.9)
Rest of world	3,976.2	4,105.3	4,518.5	(3.1)	(9.1)	(129.1)	(413.2)
Total product revenue, net	7,213.5	7,246.7	7,987.8	(0.5)	(9.3)	(33.2)	(741.1)
Revenue from anti-CD20 therapeutic programs	1,749.9	1,689.6	1,700.5	3.6	(0.6)	60.3	(10.9)
Alzheimer's collaboration revenue(1)	59.9	—	—	nm	—	59.9	—
Contract manufacturing, royalty and other revenue	652.6	899.3	485.1	(27.4)	85.4	(246.7)	414.2
Total revenue	$9,675.9	$9,835.6	$10,173.4	(1.6)%	(3.3)%	$(159.7)	$(337.8)

nm Not meaningful
(1) Alzheimer's collaboration revenue consists of our 50.0% share of LEQEMBI product revenue, net and cost of sales, including royalties.

PRODUCT REVENUE
Product revenue is summarized as follows:

	For the Years Ended December 31,			% Change		$ Change
				2024 vs. 2023	2023 vs. 2022	2024 vs. 2023	2023 vs. 2022
(In millions, except percentages)	2024	2023	2022
Multiple Sclerosis	$4,349.8	$4,661.9	$5,430.2	(6.7)%	(14.1)%	$(312.1)	$(768.3)
Rare disease	1,988.1	1,803.0	1,793.5	10.3	0.5	185.1	9.5
Biosimilars	793.1	770.0	751.1	3.0	2.5	23.1	18.9
Other(1)	82.5	11.8	13.0	599.2	(9.2)	70.7	(1.2)
Total product revenue, net	$7,213.5	$7,246.7	$7,987.8	(0.5)%	(9.3)%	$(33.2)	$(741.1)

(1) Other includes FUMADERM, ADUHELM and ZURZUVAE, which became commercially available in the U.S. during the fourth quarter of 2023.

MULTIPLE SCLEROSIS
•Global TYSABRI revenue decreased $161.9 million, from $1,876.9 million in 2023 to $1,715.0 million in 2024, or 8.6%, primarily due to increased competition and a decrease in pricing in rest of world TYSABRI.
•Global TECFIDERA revenue decreased $45.4 million, from $1,012.5 million in 2023 to $967.1 million in 2024, or 4.5%, driven by a decrease in demand as a result of multiple TECFIDERA generic entrants in North America, Brazil and certain E.U. countries.
•Global Interferon revenue decreased $137.7 million, from $1,105.7 million in 2023 to $968.0 million in 2024, or 12.5%, driven by a decrease is demand as patients transition to higher efficacy therapies.
•Global VUMERITY revenue increased $51.7 million, from $576.3 million in 2023 to $628.0 million in 2024, or 9.0%, primarily due to an increase in global demand.

MS revenue includes sales from TECFIDERA, VUMERITY, AVONEX, PLEGRIDY, TYSABRI and FAMPYRA. Effective January 1, 2025, our collaboration and license agreement for FAMPYRA global commercialization rights was terminated. We expect to recognize minimal revenue in 2025.
In 2025 we expect total MS revenue will continue to decline as a result of increasing competition for many of our MS products in both the U.S. and rest of world markets. Additionally, a biosimilar entrant of TYSABRI was approved in the U.S. and the E.U. in 2023. We expect that future sales of TYSABRI may be adversely affected by the entrance of this biosimilar.

RARE DISEASE

For the Years Ended December 31,
2024, 2023 and 2022
$1,988.1
$81.4
$11.5
$947.5
$301.1
$20.9
$625.7
$1,803.0
$0.1
$1,130.7
$55.9
$5.8
$610.5
$1,793.5
$1,193.3
$600.2
(In millions)
2024
2023
2022
SPINRAZA - U.S.
QALSODY - U.S.
SKYCLARYS - U.S.
SPINRAZA - Rest of world
QALSODY - Rest of world
SKYCLARYS - Rest of world

•U.S. SPINRAZA revenue increased $15.2 million, from $610.5 million in 2023 to $625.7 million in 2024, or 2.5%, primarily due to favorable net pricing, offset by a decrease in demand.
•Rest of world SPINRAZA revenue decreased $183.2 million, from $1,130.7 million in 2023 to $947.5 million in 2024, or 16.2%, primarily driven by the loss of an annual tender in Russia which resulted in an unfavorable impact of approximately $45.0 million. The decrease was also impacted by the timing of shipments and the unfavorable impact of foreign currency exchange.
•Global SKYCLARYS revenue was $382.5 million in 2024, including $301.1 million of U.S. SKYCLARYS revenue, which we began recognizing during the fourth quarter of 2023, subsequent to our acquisition of Reata, and $81.4 million of rest of world SKYCLARYS revenue, which was approved in the E.U. and became commercially available during the first quarter of 2024.
•Global QALSODY revenue was $32.4 million in 2024.

Rare disease revenue includes sales from SPINRAZA, QALSODY, which became commercially available in the U.S. during the second quarter of 2023 and commercially available in the E.U. during the second quarter of 2024, and SKYCLARYS, which was obtained as part of our acquisition of Reata in September 2023.
SKYCLARYS became commercially available in the U.S. during the second quarter of 2023 and we began recognizing revenue from SKYCLARYS in the U.S. during the fourth quarter of 2023, subsequent to our acquisition of Reata. SKYCLARYS was also approved in the E.U. and became commercially available during the first quarter of 2024.
In 2025 we expect growth in rare disease revenue as we continue to launch SKYCLARYS in the U.S. and the E.U. We anticipate global SPINRAZA revenue to be relatively flat in 2025.

BIOSIMILARS
•For 2024 compared to 2023, the increase in biosimilar revenue was primarily due to an increase in sales volumes related to BENEPALI, partially offset by a decrease in pricing due to competitive pressures.

Biosimilars revenue includes sales from BENEPALI, IMRALDI, FLIXABI, BYOOVIZ and TOFIDENCE. In 2023 BYOOVIZ became commercially available in certain international markets. During the third quarter of 2023 the FDA approved TOFIDENCE, a tocilizumab biosimilar referencing ACTEMRA, which became commercially available in the U.S. during the second quarter of 2024 and approved in the E.U. during the second quarter of 2024.
We continue to work with our third-party contract manufacturers for IMRALDI and BENEPALI to address supply constraints. If not resolved these supply constraints could have an adverse impact on 2025 sales. In addition, one of our contract manufacturers for IMRALDI and BENEPALI was acquired by a third party in December 2024. We have evaluated the impact this will have on our biosimilars business and have mitigation activities in progress designed to ensure supply continuity.
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

	For the Years Ended December 31,
(In millions)	2024	2023	2022
Royalty revenue on sales of OCREVUS	$1,339.5	$1,266.2	$1,136.3
Biogen’s share of pre-tax profits in the U.S. for RITUXAN, GAZYVA and LUNSUMIO(1)	392.0	409.4	547.0
Other revenue from anti-CD20 therapeutic programs	18.4	14.0	17.2
Total revenue from anti-CD20 therapeutic programs	$1,749.9	$1,689.6	$1,700.5

(1) LUNSUMIO became commercially available in the U.S. during the first quarter of 2023.
ROYALTY REVENUE ON SALES OF OCREVUS
For 2024 compared to 2023, the increase in royalty revenue on sales of OCREVUS was primarily due to sales growth of OCREVUS in the U.S.
OCREVUS royalty revenue is based on our estimates from third party and market research data of OCREVUS sales occurring during the corresponding period. Differences between actual and estimated royalty revenue will be adjusted for in the period in which they become known, which is generally expected to be the following quarter.
BIOGEN'S SHARE OF PRE-TAX PROFITS IN THE U.S. FOR RITUXAN, GAZYVA AND LUNSUMIO
The following table provides a summary of amounts comprising our share of pre-tax profits in the U.S. for RITUXAN, GAZYVA and LUNSUMIO:

	For the Years Ended December 31,
(In millions)	2024	2023	2022
Product revenue, net	$1,531.0	$1,581.3	$1,729.2
Cost and expense	404.1	419.9	253.6
Pre-tax profits in the U.S.	$1,126.9	$1,161.4	$1,475.6
Biogen's share of pre-tax profits	$392.0	$409.4	$547.0
For 2024 compared to 2023, the decrease in U.S. product revenue, net was primarily due to a decrease in sales volumes of RITUXAN in the U.S. of 7.9%, resulting from competition from multiple biosimilar products, partially offset by an increase in sales volumes of GAZYVA of 11.8%.
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
ALZHEIMER'S COLLABORATION REVENUE
Alzheimer's collaboration revenue consists of our 50.0% share of LEQEMBI product revenue, net and cost of sales, including royalties, as we are not the principal. We began recognizing Alzheimer's collaboration revenue upon the accelerated approval of LEQEMBI in the U.S. during the first quarter of 2023.
For the year ended December 31, 2024, we recognized approximately $59.9 million of Alzheimer's collaboration revenue within our consolidated statements of income. For the year ended December 31, 2023, our share of LEQEMBI product revenue, net, was fully offset by our share of cost of sales, including royalties, resulting in a zero net impact to Alzheimer's collaboration revenue within our consolidated statements of income.
For additional information on our collaboration arrangements with Eisai, please read Note 19, Collaborative and Other Relationships, to our consolidated financial statements included in this report.
CONTRACT MANUFACTURING, ROYALTY AND OTHER REVENUE
Contract manufacturing, royalty and other revenue is summarized as follows:

	For the Years Ended December 31,
(In millions)	2024	2023	2022
Contract manufacturing revenue	$592.1	$848.2	$417.7
Royalty and other revenue	60.5	51.1	67.4
Total contract manufacturing, royalty and other revenue	$652.6	$899.3	$485.1
CONTRACT MANUFACTURING REVENUE
Contract manufacturing revenue primarily reflects amounts earned under contract manufacturing agreements with our strategic customers.
For 2024 compared to 2023, the decrease in contract manufacturing revenue was primarily driven by higher volumes in 2023 due to the timing of batch production, which includes batches related to LEQEMBI that we began recognizing in the first quarter of 2023 upon the accelerated approval of LEQEMBI in the U.S.
In addition, as part of the 2020 sale of our Hillerød, Denmark manufacturing operations to FUJIFILM, we provided FUJIFILM with certain minimum batch production commitment guarantees, including batches related to our contract manufacturing arrangements. These batch commitments were satisfied as of December 31, 2023. As a result, we recognized lower contract manufacturing revenue in 2024, compared to 2023, as we are no longer supplying contract manufacturing customers using Hillerød in this manner.
ROYALTY AND OTHER REVENUE
Royalty and other revenue primarily reflects royalty revenue on biosimilar products from our license arrangements with Samsung Bioepis and royalties we receive from net sales on products related to patents that we have out-licensed.
For additional information on our license arrangements with Samsung Bioepis and our collaborative arrangements with Eisai, please read Note 19, Collaborative and Other Relationships, to our consolidated financial statements included in this report.

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
In August 2022 the IRA was signed into law in the U.S. and contains substantial drug pricing reforms. We expect the IRA's drug pricing controls and Medicare Part D redesign may have an adverse impact on our sales, particularly for our products that are more substantially reliant on Medicare reimbursement. We anticipate the IRA Medicare Part D redesign will have a modest net unfavorable impact to our 2025 revenue, ranging from approximately $50.0 million to $100.0 million, concentrated in our SKYCLARYS and MS portfolio product revenue, approximately a third of which could be associated with SKYCLARYS.
Reserves for discounts, contractual adjustments and returns that reduced gross product revenue are summarized as follows:

	For the Years Ended December 31,
(In millions)	2024	2023	2022
Contractual adjustments	$2,648.8	$2,681.7	$2,716.9
Discounts	832.2	735.2	663.9
Returns	37.8	38.2	5.1
Total discounts and allowances	$3,518.8	$3,455.1	$3,385.9
For the years ended December 31, 2024, 2023 and 2022, reserves for discounts and allowances as a percentage of gross product revenue were 32.6%, 32.0% and 30.1%, respectively.
CONTRACTUAL ADJUSTMENTS
Contractual adjustments primarily relate to Medicaid and managed care rebates in the U.S., pharmacy rebates, co-payment (copay) assistance, VA, 340B discounts, specialty pharmacy program fees and other government rebates or applicable allowances.
For 2024 compared to 2023, the decrease in contractual adjustments was primarily due to lower government rebates in rest of world and biosimilars, partially offset by higher government rebates in the U.S.
DISCOUNTS
Discounts include trade term discounts, wholesaler incentives and volume related discounts.
For 2024 compared to 2023, the increase in discounts was primarily driven by higher purchase and volume discounts for biosimilars and rest of world, as well as higher purchase discounts in the U.S.
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
For 2024 compared to 2023, return reserves were relatively consistent.
For additional information on our revenue reserves, please read Note 5, Revenue, to our consolidated financial statements included in this report.

COST AND EXPENSE
A summary of total cost and expense is as follows:

	For the Years Ended December 31,			% Change		$ Change
				2024 vs. 2023	2023 vs. 2022	2024 vs. 2023	2023 vs. 2022
(In millions, except percentages)	2024	2023	2022
Cost of sales, excluding amortization and impairment of acquired intangible assets	$2,310.4	$2,533.4	$2,278.3	(8.8)%	11.2%	$(223.0)	$255.1
Research and development	2,041.8	2,462.0	2,231.1	(17.1)	10.3	(420.2)	230.9
Selling, general and administrative	2,403.7	2,549.7	2,403.6	(5.7)	6.1	(146.0)	146.1
Amortization and impairment of acquired intangible assets	446.7	240.6	365.9	85.7	(34.2)	206.1	(125.3)
Collaboration profit sharing/(loss reimbursement)	254.4	218.8	(7.4)	16.3	nm	35.6	226.2
(Gain) loss on fair value remeasurement of contingent consideration	27.7	—	(209.1)	nm	nm	27.7	209.1
Restructuring charges	30.2	218.8	131.1	(86.2)	66.9	(188.6)	87.7
Gain on sale of priority review voucher, net	(88.6)	—	—	nm	—	(88.6)	—
Gain on sale of building, net	—	—	(503.7)	—	nm	—	503.7
Other (income) expense, net	343.6	315.5	(108.2)	8.9	(391.6)	28.1	423.7
Total cost and expense	$7,769.9	$8,538.8	$6,581.6	(9.0)%	29.7%	$(768.9)	$1,957.2

nm Not meaningful
COST OF SALES, EXCLUDING AMORTIZATION AND IMPAIRMENT OF ACQUIRED INTANGIBLE ASSETS

	For the Years Ended December 31,
(In millions)	2024	2023	2022
Product	$1,604.2	$1,787.2	$1,504.8
Royalty	706.2	746.2	773.5
Total cost of sales	$2,310.4	$2,533.4	$2,278.3
Cost of sales, as a percentage of total revenue, were 23.9%, 25.8% and 22.4% for the years ended December 31, 2024, 2023 and 2022, respectively.
PRODUCT COST OF SALES
For 2024 compared to 2023, the decrease in product cost of sales was primarily due to favorable product mix from decreased contract manufacturing revenue and lower idle capacity charges, offset in part by approximately $181.5 million in SKYCLARYS amortization costs. Contract manufacturing revenue includes LEQEMBI inventory produced for Eisai, beginning in the first quarter of 2023 upon the accelerated approval of LEQEMBI in the U.S. Cost of sales as a percentage of revenue was adversely affected by LEQEMBI batches due to minimal margins.
As a result of our acquisition of Reata in September 2023 we recorded a fair value step-up adjustment related to the acquired inventory of SKYCLARYS of approximately $1.3 billion. This fair value step-up adjustment is being amortized to cost of sales within our consolidated statements of income as the inventory is sold, which is expected to be sold over a period of approximately 4 years from the acquisition date. For the years ended December 31, 2024 and 2023, amortization from the fair value step-up adjustment was approximately $181.5 million and $31.5 million, respectively. For additional information on our acquisition of Reata, please read Note 2, Acquisitions, to our consolidated financial statements included in this report.
Write Downs and Other Charges
Inventory amounts written down as a result of excess, obsolescence or unmarketability totaled $101.9 million, $124.4 million and $336.2 million for the years ended December 31, 2024, 2023 and 2022, respectively.
For the years ended December 31, 2024, 2023 and 2022, we recorded approximately $4.8 million, $165.2 million and $119.0 million, respectively, of aggregate gross idle capacity charges.
ROYALTY COST OF SALES
For 2024 compared to 2023, the decrease in royalty cost of sales was primarily due to lower royalties payable associated with lower sales of SPINRAZA and TYSABRI, partially offset by higher royalties payable associated with higher sales of SKYCLARYS.

RESEARCH AND DEVELOPMENT
Research and development expense, as a percentage of total revenue, was 21.1%, 25.0% and 21.9% for the years ended December 31, 2024, 2023 and 2022, respectively.
For 2024 compared to 2023, the decrease in research and development was primarily driven by approximately $197.0 million of equity-based compensation expense recognized in 2023 related to our acquisition of Reata, cost-reduction measures realized in 2024 in connection with our portfolio prioritization initiatives and our Fit for Growth program, as well as higher spend on clinical trials and close out costs incurred during 2023, partially offset by approximately $48.5 million of step-up amortization related to SKYCLARYS inventory and approximately $42.5 million of equity based compensation expense recognized in 2024 related to our acquisition of HI-Bio.
EARLY STAGE PROGRAMS
2024 vs. 2023
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
•development of cemdomespib for the treatment of diabetic neuropathic pain; and
•development of BIIB091 for the treatment of MS.
LATE STAGE PROGRAMS
2024 vs. 2023
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
The decrease was partially offset by an increase in costs associated with:
•advancement of BIIB059 for the treatment of CLE into late stage; and
•development of BIIB059 for the treatment of SLE.
MARKETED PROGRAMS
2024 vs. 2023
The decrease in marketed programs was driven by a decrease in costs associated with:
•discontinuation of ADUHELM for the treatment of Alzheimer's disease;
•decreased spend on LEQEMBI for the treatment of Alzheimer's disease; and
•decreased spend on ZURZUVAE for MDD.
The decrease was partially offset by an increase in costs associated with:
•increased spend in SKYCLARYS as a result of our acquisition of Reata in 2023;
•advancement of QALSODY from late stage to marketed upon the accelerated approval of QALSODY in the U.S.; and
•advancement of TOFIDENCE from late stage to marketed upon the approval of TOFIDENCE in the U.S.

MILESTONE AND UPFRONT EXPENSE
Research and development expense for 2024 includes:
•$20.0 million in charges to research and development expense in connection with the upfront payment associated with entering into our collaboration with Neomorph in the fourth quarter of 2024;
•$16.0 million in charges to research and development expense in connection with milestone payments to C4;
•$12.0 million in charges to research and development expense in connection with milestone payments to Alcyone; and
•$7.5 million in charges to research and development expense in connection with a milestone payment to Ionis.
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
•Other research and development costs: A significant amount of our research and development costs consist of indirect costs incurred in support of overall research and development activities and non-specific programs, including activities that benefit multiple programs, such as management costs, as well as depreciation, information technology and facility-based expenses. These costs are considered other research and development costs in the table above and are not allocated to a specific program or stage. For 2023 other research and development costs also includes approximately $197.0 million of equity-based compensation expense incurred as a result of our acquisition of Reata in 2023.
Excluding any milestone and upfront payments, we expect our core research and development expense to decrease in 2025, while continuing to invest in our pipeline, such as our acquisition of HI-Bio in July 2024. This is primarily due to the continued realization of our cost savings initiatives. We intend to continue committing significant resources to targeted research and development opportunities where there is a significant unmet need and where a drug candidate has the potential to be highly differentiated.
For additional information on our acquisitions of Reata and HI-Bio, please read Note 2, Acquisitions, to our consolidated financial statements included in this report.

SELLING, GENERAL AND ADMINISTRATIVE
For 2024 compared to 2023, selling, general and administrative expense decreased by approximately 5.7% primarily due to equity-based compensation expense recognized in 2023 of approximately $196.4 million related to our acquisition of Reata. Selling, general and administrative expense for 2024 also includes higher operational spending on sales and marketing activities in support of LEQEMBI and SKYCLARYS as we continue to expand our U.S. and international product launches, which was partially offset by cost-reduction measures realized in connection with our Fit for Growth program.
In 2024, selling, general and administrative expense included the recognition of approximately $13.9 million in equity-based compensation expense related to our acquisition of HI-Bio that was associated with the accelerated vesting of stock options and RSUs previously granted to HI-Bio employees and required no future services to vest. Additionally, we incurred transaction and integration-related expense of approximately $3.6 million related to our acquisition of HI-Bio.
In 2023, selling, general and administrative expense included the recognition of approximately $196.4 million in equity-based compensation expense related to our acquisition of Reata that was associated with the accelerated vesting of stock options and RSUs previously granted to Reata employees and required no future services to vest. Additionally, we incurred transaction and integration-related expense of approximately $34.6 million related to our acquisition of Reata. In 2023, selling, general and administrative expense also included a $31.0 million obligation to Eisai related to the termination of the co-promotion agreement for our MS products in Japan and approximately $11.5 million of accelerated depreciation.
GENERAL AND ADMINISTRATIVE EXPENSE
In 2024 compared to 2023, general and administrative expense decreased by approximately $173.2 million, or 19.6%, due to the recognition of approximately $196.4 million in equity-based compensation expense in 2023 related to our acquisition of Reata.
We expect selling, general and administrative costs to continue to decline in 2025 due to the continued realization of our cost-reduction measures in connection with our Fit for Growth program.
For additional information on our acquisitions of Reata and HI-Bio, please read Note 2, Acquisitions, to our consolidated financial statements included in this report.
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
For the year ended December 31, 2024, amortization and impairment of acquired intangible assets reflects the impact of a $40.0 million impairment charge related to intangible assets from other clinical programs we acquired from Reata, reducing the remaining book value of these IPR&D intangible assets to zero, and a $20.2 million impairment charge related to intangible assets associated with Samsung Bioepis commercialization rights terminated during the third quarter of 2024. For the year ended December 31, 2023, we had no impairment charges.
Amortization of acquired intangible assets, excluding impairment charges, totaled $386.5 million, $240.6 million and $246.3 million for the years ended December 31, 2024, 2023 and 2022, respectively. For 2024 compared to 2023, the increase in amortization of acquired intangible assets, excluding impairment charges, was primarily due to amortization for the Reata acquisition acquired intangible assets associated with SKYCLARYS.
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

COLLABORATION PROFIT SHARING/(LOSS REIMBURSEMENT)
Collaboration profit sharing/(loss reimbursement) includes Samsung Bioepis' 50.0% share of the profit or loss related to our biosimilars 2013 commercial agreement with Samsung Bioepis and, beginning in the third quarter of 2023, collaboration profit sharing/(loss reimbursement) related to Sage's 50.0% share of the profit or loss in the U.S. related to ZURZUVAE for PPD.
For the years ended December 31, 2024, 2023 and 2022, we recognized net profit-sharing expense of approximately $227.4 million, $223.5 million and $217.4 million, respectively, to reflect Samsung Bioepis' 50.0% sharing of the net collaboration profits.
For the years ended December 31, 2024 and 2023, we recognized net profit-sharing expense of approximately $27.0 million and net loss reimbursement of approximately $4.7 million, respectively, to reflect Sage's 50.0% share of net collaboration results in the U.S. for ZURZUVAE for PPD.
For additional information on our collaboration and license arrangements with Samsung Bioepis and Sage, please read Note 19, Collaborative and Other Relationships, to our consolidated financial statements included in this report.
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
For the year ended December 31, 2024, the changes in the fair value of our contingent consideration obligations were primarily due to changes in interest rates used to revalue our contingent consideration liabilities, the passage of time and updates to the expected timing of achieving certain milestones which will trigger contingent consideration payments.
For additional information on our acquisition of HI-Bio, please read Note 2, Acquisitions, to our consolidated financial statements included in this report.
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
Total charges incurred from our 2023 Fit for Growth program are summarized as follows:

	For the Years Ended December 31,
	2024			2023
(In millions)	Severance Costs	Accelerated Depreciation and Other Costs	Total	Severance Costs	Accelerated Depreciation and Other Costs	Total
Selling, general and administrative	$—	$13.8	$13.8	$—	$23.3	$23.3
Research and development	—	11.7	11.7	—	1.2	1.2
Restructuring charges	24.2	—	24.2	153.4	34.6	188.0
Total charges	$24.2	$25.5	$49.7	$153.4	$59.1	$212.5
Other Costs: includes costs associated with items such as asset abandonment and write-offs, facility closure costs, pretax gains and losses resulting from the termination of certain leases, employee non-severance expense, consulting fees and other costs.

REATA INTEGRATION
Following the close of our Reata acquisition in September 2023, we implemented an integration plan designed to realize operating synergies through cost savings and avoidance. Under this initiative, we estimate we will incur total integration charges of approximately $35.0 million, related to severance and employment costs. These severance and employment costs were substantially incurred during 2023.
Total charges incurred from our Reata integration are summarized as follows:

	For the Years Ended December 31,
	2024			2023
(In millions)	Severance Costs	Accelerated Depreciation and Other Costs	Total	Severance Costs	Accelerated Depreciation and Other Costs	Total
Selling, general and administrative	$—	$6.3	$6.3	$—	$—	$—
Research and development	—	11.9	11.9	—	—	—
Restructuring charges	3.4	—	3.4	30.4	—	30.4
Total charges	$3.4	$18.2	$21.6	$30.4	$—	$30.4
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
HI-BIO INTEGRATION
Following the close of our HI-Bio acquisition in July 2024, we implemented an integration plan designed to realize operating synergies through cost savings and avoidance. Under this initiative, we incurred approximately $2.6 million of severance and employment costs, which are reflected in restructuring charges within our consolidated statements of income for the year ended December 31, 2024. For additional information on our acquisition of HI-Bio, please read Note 2, Acquisitions, to our consolidated financial statements included in this report.
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

OTHER (INCOME) EXPENSE, NET
For 2024 compared to 2023, the change in other (income) expense, net primarily reflects lower interest income driven by lower cash balances in 2024, compared to 2023, partially offset by higher net losses on our holdings in equity securities in 2023.
NET (GAINS) LOSSES IN EQUITY SECURITIES
For the year ended December 31, 2024, net unrealized losses and realized gains on our holdings in equity securities were approximately $102.4 million and $2.0 million, respectively, compared to net unrealized and realized losses of approximately $270.0 million and $5.2 million, respectively, in 2023.
•The net unrealized losses recognized during the year ended December 31, 2024, primarily reflect a decrease in the aggregate fair value of our investments in Sage common stock of approximately $101.4 million, partially offset by an increase in the fair value of Denali and Sangamo common stock of approximately $7.5 million.
•The net unrealized losses recognized during the year ended December 31, 2023, primarily reflect a decrease in the aggregate fair value of our investments in Sage, Denali, Sangamo and Ionis common stock of approximately $248.5 million.
INTEREST INCOME AND EXPENSE
For the year ended December 31, 2024, net interest expense was approximately $182.7 million, compared to net interest income of $29.6 million in 2023. The change was primarily due to lower interest income driven by lower cash balances in 2024, compared to 2023, due to use of cash on hand for business development transactions.
For 2025 compared to 2024, we anticipate lower net interest expense as a result of higher cash balances, somewhat offset by lower interest rates, leading to more interest income.
INCOME TAX PROVISION

	For the Years Ended December 31,
(In millions, except percentages)	2024	2023	2022
Income before income tax (benefit) expense	$1,906.0	$1,296.8	$3,591.8
Income tax (benefit) expense	273.8	135.3	632.8
Effective tax rate	14.4%	10.4%	17.6%
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
For 2024 compared to 2023, the increase in our effective tax rate was partially driven by the relative deferred tax effects of the changes in the value of our equity investments and amortization of purchased intangible assets and inventory. Further, 2023 benefited from the combined impacts of Reata acquisition-related expenses and the resolution of an uncertain tax matter related to tax credits. This was partially offset by a 2024 benefit related to a decrease in our valuation allowance related to projected future foreign taxable income.
For additional information on our acquisition of Reata, please read Note 2, Acquisitions, to our consolidated financial statements included in this report.
As a result of decreases in our stock price between the grant date of certain share-based compensation awards and the vesting date in 2025, we expect that we will record an income tax expense of approximately $15.0 million during the first quarter of 2025, upon the vesting of these awards. The exact amount of the income tax expense will depend on our stock price at the time of vesting.
PILLAR TWO
The OECD has issued model rules, which generally provide for a jurisdictional minimum effective tax rate of 15.0% as defined in those rules. Various countries have or are in the process of enacting legislation intended to implement the principles effective January 1, 2024. Our income tax provision for the year ended December 31, 2024, reflects currently enacted legislation and guidance related to the OECD model rules. This enacted legislation and guidance related to the OECD model rules did not result in any material adjustments to our income tax provision or income tax balances as of December 31, 2024. On January 20, 2025, the Global Tax Deal Executive Order was issued. At this stage, we do not believe this Executive Order impacts our financial results as of December 31, 2024.

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
For additional information on the deconsolidation and our collaboration agreement with Neurimmune, please read Note 20, Investments in Variable Interest Entities, to our consolidated financial statements included in this report.
FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Our financial condition is summarized as follows:

	As of December 31,
(In millions, except percentages)	2024	2023	% Change	$ Change
Financial assets:
Cash and cash equivalents	$2,375.0	$1,049.9	126.2%	$1,325.1
Total cash and cash equivalents	$2,375.0	$1,049.9	126.2%	$1,325.1
Borrowings:
Current portion of notes payable and term loan	$1,748.6	$150.0	nm	$1,598.6
Notes payable and term loan	4,547.2	6,788.2	(33.0)	(2,241.0)
Total borrowings	$6,295.8	$6,938.2	(9.3)%	$(642.4)
Working Capital:
Current assets	$7,456.8	$6,859.3	8.7%	$597.5
Current liabilities	(5,528.8)	(3,434.3)	61.0	(2,094.5)
Total working capital	$1,928.0	$3,425.0	(43.7)%	$(1,497.0)

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
On July 2, 2024, we completed the acquisition of all of the issued and outstanding shares of HI-Bio. Under the terms of this acquisition, we paid shareholders of HI-Bio approximately $1.15 billion as well as an additional $43.7 million related to working capital adjustments as of the transaction close date. These amounts were funded through available cash on hand. For additional information on our acquisition of HI-Bio, please read Note 2, Acquisitions, to our consolidated financial statements included in this report.
For additional information on certain risks that could negatively impact our financial position or future results of operations, please read Item 1A. Risk Factors and Item 7A. Quantitative and Qualitative Disclosures About Market Risk included in this report.

LIQUIDITY
WORKING CAPITAL
Working capital is defined as current assets less current liabilities. Our working capital was $1.9 billion as of December 31, 2024, compared to $3.4 billion as of December 31, 2023. The change in working capital reflects an increase in total current assets of approximately $597.5 million and an increase in total current liabilities of approximately $2.1 billion. The changes in total current assets and total current liabilities were primarily driven by the following:
CURRENT ASSETS
•$1.3 billion increase in cash and cash equivalents;
•$259.3 million decrease in accounts receivable, net related to our ongoing operations; and
•$429.5 million decrease in other current assets primarily due to the receipt of $437.5 million from Samsung BioLogics related to the sale of our 49.9% equity interest in Samsung Bioepis.
CURRENT LIABILITIES
•$184.1 million increase in accrued expense and other primarily due to $279.3 million of short-term contingent consideration recognized from our acquisition of HI-Bio, offset in part by the timing of our annual incentive compensation payment and other benefits-related payments; and
•$1.6 billion increase in current portion of debt primarily due to the reclassification of our $1.75 billion aggregate principal amount of 4.05% Senior Notes due September 15, 2025, from long-term to short-term and the repayment of our 2023 Term Loan.
For additional information on our acquisition of HI-Bio, please read Note 2, Acquisitions, to our consolidated financial statements included in this report. For additional information on the sale of our equity interest in Samsung Bioepis and the sale of our PRV, please read Note 3, Dispositions, to our consolidated financial statements included in this report. For additional information on our 2023 Term Loan, please read Note 13, Indebtedness, to our consolidated financial statements included in this report.
CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES
As of December 31, 2024, we had cash and cash equivalents totaling approximately $2.4 billion compared to approximately $1.0 billion as of December 31, 2023. The increase in the balance was primarily due to cash generated by our operations, the receipt of $437.5 million in April 2024 from Samsung BioLogics related to the sale of our 49.9% equity interest in Samsung Bioepis, the net cash receipt of $88.6 million from the sale of one of our two PRV's and proceeds from the sale of a portion of our Denali common stock and our remaining Sangamo common stock during 2024. The increase was offset in part by $1.15 billion of cash and cash equivalents used to fund our acquisition of HI-Bio in July 2024 and $650.0 million of cash used for the repayment of our 2023 Term Loan.
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

The following table summarizes the fair value of our significant common stock investments in our strategic investment portfolio:

	As of December 31,
(In millions)	2024	2023
Denali(1)	$145.8	$273.6
Sage	33.9	135.3
Sangamo(1)	—	7.9
Total	$179.7	$416.8

(1) During 2024 we sold a portion of our Denali common stock and the remaining shares of our Sangamo common stock.
Our ability to liquidate our investments in Denali and Sage may be limited by the size of our interest, the volume of market related activity, our concentrated level of ownership and potential restrictions resulting from our status as a collaborator. Therefore, we may realize significantly less than the current value of such investments.
For additional information on our collaboration arrangements, please read Note 19, Collaborative and Other Relationships, to our consolidated financial statements included in this report.
CASH FLOW
The following table summarizes our cash flow activity:

				% Change
	For the Years Ended December 31,			2024 vs. 2023	2023 vs. 2022
(In millions, except percentages)	2024	2023	2022
Net cash flow provided by (used in) operating activities	$2,875.5	$1,547.2	$1,384.3	85.9%	11.8%
Net cash flow provided by (used in) investing activities	(799.2)	(4,101.0)	1,576.6	(80.5)	(360.1)
Net cash flow provided by (used in) financing activities	(683.5)	149.3	(1,747.3)	(557.8)	108.5
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
For 2024 compared to 2023, the increase in net cash flow provided by operating activities was primarily due to higher net income, lower employee-benefit payments made during the first quarter of 2024, as compared to the same period in 2023, lower estimated federal tax payments made during 2024, as compared to 2023, and changes in non-cash adjustments to net income. The increase was partially offset by the timing of working capital, which includes higher inventory levels, primarily associated with our contract manufacturing for LEQEMBI.
INVESTING ACTIVITIES
For 2024 compared to 2023, the change in net cash flow in investing activities was primarily due to cash payments made associated with our acquisition of HI-Bio in 2024 and with our acquisition of Reata in 2023. Additionally, cash outlay in 2023 was partially offset by net proceeds received from the sale of our marketable securities.
FINANCING ACTIVITIES
For 2024 compared to 2023, the change in net cash flow in financing activities was primarily due to the repayment of our 2023 Term Loan for $650.0 million during 2024 compared to the issuance of term loans totaling $1.0 billion under our 2023 Term Loan which were used to partially fund our acquisition of Reata in 2023, partially offset by repayments of borrowings and debt premiums paid in 2023 totaling $809.9 million.
For additional information on our acquisition of Reata, please read Note 2, Acquisitions, to our consolidated financial statements included in this report.

CAPITAL RESOURCES
DEBT AND CREDIT FACILITIES
LONG-TERM DEBT AND TERM LOAN CREDIT AGREEMENTS
Our long-term obligations primarily consist of long-term debt related to our Senior Notes with final maturity dates ranging between 2030 and 2051. As of December 31, 2024, our outstanding balance related to long-term debt was $4,547.2 million.
In connection with our acquisition of Reata in September 2023 we entered into a $1.5 billion term loan credit agreement. On the closing date of the Reata acquisition we drew $1.0 billion from the 2023 Term Loan, comprised of a $500.0 million floating rate 364-day tranche and a $500.0 million floating rate three-year tranche. The remaining unused commitment of $500.0 million was terminated. As of December 31, 2023, we repaid $350.0 million of the 364-day tranche. The remaining $150.0 million portion of the 364-day tranche was repaid during the first quarter of 2024.
Additionally, during the first quarter of 2024 we repaid $250.0 million of the three-year tranche, with the remaining $250.0 million portion being subsequently repaid in full during the second quarter of 2024.
2024 REVOLVING CREDIT FACILITY
In August 2024 we entered into a $1.5 billion, five-year senior unsecured revolving credit facility under which we are permitted to draw funds for working capital and general corporate purposes. The terms of the revolving credit facility include a financial covenant that requires us not to exceed a maximum consolidated leverage ratio. This revolving credit facility replaced the revolving credit facility that we entered into in January 2020. As of December 31, 2024, we had no outstanding borrowings and were in compliance with all covenants under this facility.
For a summary of the fair values of our outstanding borrowings as of December 31, 2024 and 2023, please read Note 8, Fair Value Measurements, to our consolidated financial statements included in this report.
For additional information on our Senior Notes, 2023 Term Loan and credit facility please read, Note 13, Indebtedness, to our consolidated financial statements included in this report.
SHARE REPURCHASE PROGRAMS
In October 2020 our Board of Directors authorized our 2020 Share Repurchase Program, which is a program to repurchase up to $5.0 billion of our common stock. Our 2020 Share Repurchase Program does not have an expiration date. All shares repurchased under our 2020 Share Repurchase Program were retired. There were no share repurchases of our common stock during the years ended December 31, 2024 and 2023. Approximately $2.1 billion remained available under our 2020 Share Repurchase Program as of December 31, 2024.
CAPITAL EXPENDITURES
In the fourth quarter of 2021 we began construction of a new gene therapy, clinical packaging and other manufacturing facility in RTP, North Carolina to support our gene therapy pipeline across multiple therapeutic areas. The new manufacturing facility will be approximately 197,000 square feet with an estimated total investment of approximately $195.0 million. We estimate the construction of this manufacturing facility will be completed during 2025. As we continue to advance our research and development prioritization efforts, which includes refocusing our investment in gene therapy, we are evaluating several alternative uses for this facility.

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS
CONTRACTUAL OBLIGATIONS
The following table summarizes our contractual obligations as of December 31, 2024, excluding amounts related to uncertain tax positions, funding commitments, contingent development, regulatory and commercial milestone payments, contingent payments and contingent consideration related to our business combinations, as described below.

	Payments Due by Period
(In millions)	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	After 5 Years
Non-cancelable operating leases (1)(2)(3)	$459.6	$88.7	$152.5	$66.0	$152.4
Long-term debt obligations (4)	9,797.0	1,965.0	323.7	323.7	7,184.6
Purchase and other obligations (5)	566.7	406.2	135.3	20.7	4.5
Defined benefit obligation	107.1	—	—	—	107.1
Total contractual obligations	$10,930.4	$2,459.9	$611.5	$410.4	$7,448.6

(1) We lease properties and equipment for use in our operations. Amounts reflected within the table above detail future minimum rental commitments under non-cancelable operating leases as of December 31 for each of the periods presented. In addition to the minimum rental commitments, these leases may require us to pay additional amounts for taxes, insurance, maintenance and other operating expense.
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
(4) Long-term debt obligations are related to our 2021 Exchange Offer Senior Notes, our 2020 Senior Notes and our 2015 Senior Notes, including principal and interest payments. For additional information on our long-term debt obligations, please read Note 13, Indebtedness, to our consolidated financial statements included in this report.
(5) Purchase and other obligations include $234.0 million related to the remaining payments on the Transition Toll Tax and $11.7 million related to the fair value of net liabilities on derivative contracts.
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
CONTINGENT CONSIDERATION RELATED TO BUSINESS COMBINATIONS
In connection with our acquisition of HI-Bio in July 2024 we may make additional payments based upon the achievement of certain milestone events. We recognized the contingent consideration obligations associated with this acquisition at its fair value on the acquisition date and we revalue this obligation each reporting period. We may pay up to an additional $650.0 million in potential future development and regulatory milestone payments. The acquisition-date fair value of these milestones was approximately $485.1 million. We anticipate that we may trigger the first and second milestone payments of approximately $150.0 million each in 2025.
For additional information on our acquisition of HI-Bio, please read Note 2, Acquisitions, to our condensed consolidated financial statements included in this report.
CONTINGENT DEVELOPMENT, REGULATORY AND COMMERCIAL MILESTONE PAYMENTS
Based on our development plans as of December 31, 2024, we could trigger potential future milestone payments to third parties of up to approximately $3.8 billion, including approximately $0.5 billion in development milestones, approximately $0.5 billion in regulatory milestones and approximately $2.8 billion in commercial milestones, as part of our various collaborations, including licensing and development programs and HI-Bio's pre-existing commitments, as discussed below. Payments under these agreements generally become due and payable upon achievement of certain development, regulatory or commercial milestones. Because the achievement of these milestones was not considered probable as of December 31, 2024, such contingencies have not been recorded in our financial statements. Amounts related to contingent milestone payments are not considered contractual obligations as they are contingent on the successful achievement of certain development, regulatory or commercial milestones.
If certain clinical and commercial milestones are met, we may pay up to approximately $73.6 million in milestones in 2025 under our current agreements, excluding opt-in payments.
We acquired HI-Bio's pre-existing in-license commitments under third-party agreements, which include tiered royalties on potential future sales of felzartamab and izastobart/HIB210, ranging from high-single digit to mid-teen percentages, as well as potential future development, regulatory and commercial milestone payments related to felzartamab and izastobart/HIB210 of up to $130.0 million, $230.0 million and $640.0 million, respectively. This amount includes potential milestone payments due upon the first patient dosed in a phase 3 clinical trial of felzartamab in a first and second indication of $35.0 million and $30.0 million, respectively, which we anticipate will be triggered in 2025.
OTHER FUNDING COMMITMENTS
As of December 31, 2024, we have several ongoing clinical studies in various clinical trial stages. Our most significant clinical trial expenditures are to CROs. The contracts with CROs are generally cancellable, with notice, at our option. We recorded accrued expense of approximately $21.7 million in our consolidated balance sheets for expenditures incurred by CROs as of December 31, 2024. We have approximately $509.2 million in cancellable future commitments based on existing CRO contracts as of December 31, 2024.
TAX RELATED OBLIGATIONS
We exclude liabilities pertaining to uncertain tax positions from our summary of contractual obligations as we cannot make a reliable estimate of the period of cash settlement with the respective taxing authorities. As of December 31, 2024, we have approximately $173.8 million of liabilities associated with uncertain tax positions.

As of December 31, 2024 and 2023, we have accrued income tax liabilities of approximately $234.0 million and $419.5 million, respectively, under the Transition Toll Tax. The amount accrued as of December 31, 2024, is expected to be paid within one year. The Transition Toll Tax is being paid in installments over an eight--year period, which started in 2018, and will not accrue interest.
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
LEGAL MATTERS
For a discussion of legal matters as of December 31, 2024, please read Note 21, Litigation, to our consolidated financial statements included in this report.
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
As of December 31, 2024 and 2023, a 10.0% change in our discounts, contractual adjustments and reserves would have resulted in a decrease of our pre-tax earnings by approximately $351.9 million and $345.5 million, respectively.
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
ACQUIRED INTANGIBLE ASSETS, INCLUDING IPR&D
When we purchase a business, the acquired IPR&D is measured at fair value, capitalized as an intangible asset and tested for impairment at least annually, as of October 31, until commercialization, after which time the IPR&D is amortized over its estimated useful life. If we acquire an asset or group of assets that do not meet the definition of a business under applicable accounting standards, then the acquired IPR&D is expensed on its acquisition date. Future costs to develop these assets are recorded to research and development expense within our consolidated statements of income as they are incurred.
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
Based on our most recent impairment assessment we incurred impairment charges of approximately $60.2 million for the year ended December 31, 2024, related to the impairment of other clinical programs we acquired from Reata and Samsung Bioepis commercialization rights terminated during the third quarter of 2024. For the year ended December 31, 2023, we had no impairment charges. For additional information on our impairments, please read Note 7, Intangible Assets and Goodwill, to our consolidated financial statements included in this report.
Our most significant intangible assets relate to SKYCLARYS and TYSABRI. We amortize the intangible assets related to our marketed products using the economic consumption method, which is based on revenue generated from the products underlying the related intangible assets. An analysis of the anticipated lifetime revenue of our marketed products is performed annually during our long-range planning cycle and whenever events or changes in circumstances would significantly affect anticipated lifetime revenue of the relevant products.
For additional information on the impairment charges related to our long-lived assets during 2024, 2023 and 2022, please read Note 7, Intangible Assets and Goodwill, to our consolidated financial statements included in this report.
CONTINGENT CONSIDERATION
We record contingent consideration resulting from a business combination at its fair value on the acquisition date. Each reporting period thereafter, we revalue the remaining obligations and record changes in the fair value as an adjustment to (gain) loss on fair value remeasurement of contingent consideration in our consolidated statements of income. Changes in the fair value of the contingent consideration obligations can result from changes to one or multiple inputs, including adjustments to the discount rates, changes in the amount or timing of expected expenditures associated with product development, changes in the amount or timing of cash flow and reserves associated with products upon commercialization, changes in the assumed achievement or timing of any cumulative sales-based and development milestones, changes in the probability of certain clinical events and changes in the assumed probability associated with regulatory approval. These fair value measurements represent Level 3 measurements as they are based on significant inputs that are not observable in the market.
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
During the second quarter of 2018 the International Practices Task Force of the Center for Audit Quality categorized Argentina as a country with a projected three-year cumulative inflation rate greater than 100.0%, which indicated that Argentina’s economy is highly inflationary. This categorization did not have a material impact on our results of operations or financial position as of December 31, 2024, and is not expected to have a material impact on our results of operations or financial position in the future. In December 2023 the Argentinian Peso experienced a substantial devaluation following a presidential election. The devaluation resulted in a $16.0 million charge recorded during the fourth quarter of 2023 in other (income) expense, net within our consolidated statements of income for the year ended December 31, 2023.
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
The following quantitative information includes the impact of currency movements on forward contracts used in our revenue, operating expense and balance sheet hedging programs. As of December 31, 2024 and 2023, a hypothetical adverse 10.0% movement in foreign currency exchange rates compared to the U.S. dollar across all maturities would result in a hypothetical decrease in the fair value of forward contracts of approximately $191.7 million and $249.4 million, respectively. The estimated fair value change was determined by measuring the impact of the hypothetical exchange rate movement on outstanding forward contracts. Our use of this methodology to quantify the market risk of such instruments is subject to assumptions and actual impact could be significantly different. The quantitative information about market risk is limited because it does not take into account all foreign currency operating transactions.
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
We believe that our allowance for doubtful accounts was adequate as of December 31, 2024 and 2023.
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
Changes in the fair value of these equity securities are impacted by the volatility of the stock market and changes in general economic conditions, among other factors. The potential change in fair value for equity price sensitive instruments has been assessed on a hypothetical 10.0% adverse movement. As of December 31, 2024 and 2023, a hypothetical adverse 10.0% movement would result in a hypothetical decrease in fair value of approximately $18.0 million and $41.7 million, respectively.
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
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
DISCLOSURE CONTROLS AND PROCEDURES AND INTERNAL CONTROL OVER FINANCIAL REPORTING
CONTROLS AND PROCEDURES
We have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of December 31, 2024. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that:
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
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its 2013 Internal Control — Integrated Framework.
Based on our assessment, our management has concluded that, as of December 31, 2024, our internal control over financial reporting is effective based on those criteria.
The effectiveness of our internal control over financial reporting as of December 31, 2024, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their attestation report, which is included herein.
ITEM 9B. OTHER INFORMATION
RULE 10b5-1 TRADING ARRANGEMENTS
From time to time, our officers (as defined in Rule 16a-1(f)) and directors may enter into Rule 10b5-1 or non-Rule 10b5-1 trading arrangements (as each such term is defined in Item 408 of Regulation S-K). During the fourth quarter of 2024 our officers and directors took the following actions with respect to 10b5-1 trading arrangements:

			Trading Arrangement
Name and Position	Action	Date	Rule 10b5-1	Non-Rule 10b5-1	Total Shares to be Sold	Expiration Date
Stephen A. Sherwin, Director	Adopt	11/7/2024	X	—	8,760	05/08/2025

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not Applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information concerning our executive officers is set forth under the heading Information about our Executive Officers in Item 1 of this report.
Code of Business Conduct and Ethics: The text of our code of business conduct, which includes the code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions, is posted on our website, www.biogen.com, under the “Corporate Governance” subsection of the “Investors” section of the site. We intend to make all required disclosures regarding any amendments to, or waivers from, provisions of our code of business conduct at the same location of our website.
Insider Trading Policy: We have adopted an insider trading policy governing the purchase, sale and/or other dispositions of our securities and those of public companies in which we do business with by our directors, executive officers, employees and temporary staff, that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations and applicable NASDAQ listing standards. A copy of our insider trading policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.
The response to the remainder of this item is incorporated by reference from the discussion responsive thereto in the sections entitled “Proposal 1 - Election of Directors,” “Corporate Governance” and “Miscellaneous - Stockholder Proposals” contained in the proxy statement for our 2025 annual meeting of stockholders.
ITEM 11. EXECUTIVE COMPENSATION
The response to this item is incorporated by reference from the discussion responsive thereto in the sections entitled “Executive Compensation Tables,” "Compensation Discussion and Analysis" and “Corporate Governance” contained in the proxy statement for our 2025 annual meeting of stockholders.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The response to this item is incorporated by reference from the discussion responsive thereto in the sections entitled “Stock Ownership” and “Equity Compensation Plan Information” contained in the proxy statement for our 2025 annual meeting of stockholders.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The response to this item is incorporated by reference from the discussion responsive thereto in the sections entitled “Certain Relationships and Related Person Transactions” and “Corporate Governance” contained in the proxy statement for our 2025 annual meeting of stockholders.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The response to this item is incorporated by reference from the discussion responsive thereto in the section entitled “Proposal 2 - Ratification of the Selection of our Independent Registered Public Accounting Firm” contained in the proxy statement for our 2025 annual meeting of stockholders.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
a. (1) Consolidated Financial Statements:
The following financial statements are filed as part of this report:
Certain totals may not sum due to rounding.
(2) Exhibits
The exhibits listed on the Exhibit Index beginning on page 95, which is incorporated herein by reference, are filed or furnished as part of this report or are incorporated into this report by reference.
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

3.1	Amended and Restated Certificate of Incorporation, as amended. Filed as Exhibit 3.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.
3.2	Certificate of Amendment to the Certificate of Incorporation. Filed as Exhibit 3.1 to our Current Report on Form 8-K filed on March 27, 2015.
3.3	Certificate of Amendment of Biogen Inc.'s Amended and Restated Certificate of Incorporation, as amended. Filed as Exhibit 3.1 to our Current Report on Form 8-K filed on June 8, 2021.
3.4	Certificate of Amendment of Biogen Inc.'s Amended and Restated Certificate of Incorporation, as amended. Filed as Exhibit 3.1 to our Current Report on Form 8-K filed on June 25, 2024.
3.5	Fifth Amended and Restated Bylaws of Biogen Inc. Filed as Exhibit 3.1 to our Current Report on Form 8-K filed on December 12, 2023.
4.1
Second Supplemental Indenture, dated April 30, 2020, between Biogen Inc. and U.S. Bank National Association, including the forms of Global Notes attached as Exhibit A and Exhibit B, respectively, thereto. Filed as Exhibit 4.2 to our Current Report on Form 8-K filed on April 30, 2020.

4.2	Reference is made to Exhibit 3.1 for a description of the rights, preferences and privileges of our Series A Preferred Stock and Series X Junior Participating Preferred Stock.
4.3	Indenture between Biogen Inc. and U.S. Bank National Association, dated as of September 15, 2015. Filed as Exhibit 4.1 to our Current Report on Form 8-K filed on September 16, 2015.
4.4	First Supplemental Indenture between Biogen Inc. and U.S. Bank National Association, dated September 15, 2015. Filed as Exhibit 4.2 to our Current Report on Form 8-K filed on September 16, 2015.
4.5	Third Supplemental Indenture, dated February 16, 2021, between Biogen Inc. and U.S. Bank National Association. Filed as Exhibit 4.2 to our Current Report on Form 8-K filed on February 16, 2021.
4.6+	Description of Securities. Filed as Exhibit 4.6 to our Annual Report on Form 10-K for the year ended December 31, 2023.
10.1
Credit Agreement, dated as of August 12, 2024, among Biogen Inc., Bank of America, N.A., as administrative agent, swing line lender and the L/C issuer, and the other lenders party thereto. Filed as Exhibit 10.1 to our Current Report on Form 8-K filed on August 14, 2024.

10.2
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

10.5	Form of performance share award agreement under the Biogen Inc. 2024 Omnibus Equity Plan. Filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2024.
10.6	Form of restricted stock award agreement under the Biogen Inc. 2024 Omnibus Equity Plan. Filed as Exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2024.
10.7
Form of non-employee director restricted stock unit award agreement under the Biogen Inc. 2024 Omnibus Equity Plan. Filed as Exhibit 10.5 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2024.

10.8*	Biogen Inc. 2017 Omnibus Equity Plan. Filed as Appendix B to our Definitive Proxy Statement on Schedule 14A filed on April 26, 2017.
10.9*	Form of restricted stock unit award agreement under the Biogen Inc. 2017 Omnibus Equity Plan. Filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.
10.10*
Form of performance stock units award agreement under the Biogen Inc. 2017 Omnibus Equity Plan (for grants commencing in July 2019). Filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2019.

10.11*	Form of nonqualified stock option award agreement under Biogen Inc. 2017 Omnibus Equity Plan. Filed as Exhibit 10.20 to our Annual Report on Form 10-K for the year ended December 31, 2022.
10.12*	Biogen Idec Inc. 2008 Performance-Based Management Incentive Plan. Filed as Appendix B to our Definitive Proxy Statement on Schedule 14A filed on May 8, 2008.
10.13*	Biogen Inc. 2019 Form of Performance-Based Management Incentive Plan, as amended. Filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2021.
10.14+	Voluntary Board of Directors Savings Plan.
10.15+	Biogen Inc. Supplemental Savings Plan.
10.16*
Biogen Inc. Executive Severance Policy - U.S. Executive Vice President, as amended effective July 13, 2020. Filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2020.

Exhibit No.	Description
10.17*	Annual Retainer Summary for Board of Directors (effective January 1, 2020). Filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2019.
10.18*	Form of indemnification agreement for directors and executive officers. Filed as Exhibit 10.1 to our Current Report on Form 8-K filed on June 7, 2011.
10.19*	Employment Agreement, dated November 10, 2022, by and between Biogen Inc. and Christopher A. Viehbacher. Filed as Exhibit 10.1 to our Current Report on Form 8-K filed on November 10, 2022.
10.20*	Letter regarding employment arrangement of Michael McDonnell dated July 16, 2020. Filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2020.
10.21*	Letter regarding employment arrangement of Susan Alexander dated December 13, 2005. Filed as Exhibit 10.58 to our Annual Report on Form 10-K for the year ended December 31, 2009.
10.22*	Letter amending employment arrangement of Susan Alexander dated February 28, 2020. Filed as Exhibit 10.32 to our Annual Report on Form 10-K for the year ended December 31, 2023.
10.23*	Letter regarding employment arrangement of Rachid Izzar dated August 1, 2019. Filed as Exhibit 10.33 to our Annual Report on Form 10-K for the year ended December 31, 2023.
10.24*	Letter regarding employment arrangement of Nicole Murphy dated January 28, 2022. Filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023.
10.25*	Letter regarding employment arrangement of Robin Kramer dated October 28, 2024. Filed as Exhibit 10.1 to our Current Report on Form 8-K filed on October 30, 2024.
10.26
Amended and Restated Collaboration Agreement, dated October 22, 2017, between Biogen MA Inc. and Eisai Co., LTD. Filed as Exhibit 10.45 to our Annual Report on Form 10-K for the year ended December 31, 2022.

10.27
First Amendment to Amended and Restated Collaboration Agreement, dated March 13, 2022, between Biogen MA Inc. and Eisai Co., LTD. Filed as Exhibit 10.46 to our Annual Report on Form 10-K for the year ended December 31, 2022.

19.1+	Policy relating to insider trading.
21+	Subsidiaries.
23+	Consent of PricewaterhouseCoopers LLP, an Independent Registered Public Accounting Firm.
31.1+	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1++	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Policy relating to recovery of erroneously awarded compensation. Filed as Exhibit 97.1 to our Annual Report on Form 10-K for the year ended December 31, 2023.
101++
The following materials from Biogen Inc.’s Annual Report on Form 10-K for the year ended December 31, 2024, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flow, (v) the Consolidated Statements of Equity and (vi) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (contained in Exhibit 101)

*	Management contract or compensatory plan or arrangement.

†	Confidential treatment has been granted or requested with respect to portions of this exhibit.

+	Filed herewith.

++	Furnished herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOGEN INC.

By:	/S/ CHRISTOPHER A. VIEHBACHER
Christopher A. Viehbacher
Chief Executive Officer
Date: February 12, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/S/ CHRISTOPHER A. VIEHBACHER	Director and Chief Executive Officer (principal executive officer)	February 12, 2025
Christopher A. Viehbacher

/S/ MICHAEL R. MCDONNELL	Executive Vice President and Chief Financial Officer (principal financial officer)	February 12, 2025
Michael R. McDonnell

/S/ ROBIN C. KRAMER	Senior Vice President, Chief Accounting Officer (principal accounting officer)	February 12, 2025
Robin C. Kramer

/S/ CAROLINE D. DORSA	Director and Chair of the Board of Directors	February 12, 2025
Caroline D. Dorsa

/S/ MARIA C. FREIRE	Director	February 12, 2025
Maria C. Freire

/S/ WILLIAM A. HAWKINS	Director	February 12, 2025
William A. Hawkins

/S/ SUSAN LANGER	Director	February 12, 2025
Susan Langer

/S/ JESUS B. MANTAS	Director	February 12, 2025
Jesus B. Mantas

/S/ LLOYD B. MINOR	Director	February 12, 2025
Lloyd B. Minor

/S/ SIR MENELAS PANGALOS	Director	February 12, 2025
Sir Menelas Pangalos

/S/ MONISH PATOLAWALA	Director	February 12, 2025
Monish Patolawala

/S/ ERIC K. ROWINSKY	Director	February 12, 2025
Eric K. Rowinsky

/S/ STEPHEN A. SHERWIN	Director	February 12, 2025
Stephen A. Sherwin

BIOGEN INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS

BIOGEN INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)

	For the Years Ended December 31,
	2024	2023	2022
Revenue:
Product revenue, net	$7,213.5	$7,246.7	$7,987.8
Revenue from anti-CD20 therapeutic programs	1,749.9	1,689.6	1,700.5
Alzheimer's collaboration revenue	59.9	—	—
Contract manufacturing, royalty and other revenue	652.6	899.3	485.1
Total revenue	9,675.9	9,835.6	10,173.4
Cost and expense:
Cost of sales, excluding amortization and impairment of acquired intangible assets	2,310.4	2,533.4	2,278.3
Research and development	2,041.8	2,462.0	2,231.1
Selling, general and administrative	2,403.7	2,549.7	2,403.6
Amortization and impairment of acquired intangible assets	446.7	240.6	365.9
Collaboration profit sharing/(loss reimbursement)	254.4	218.8	(7.4)
(Gain) loss on fair value remeasurement of contingent consideration	27.7	—	(209.1)
Restructuring charges	30.2	218.8	131.1
Gain on sale of priority review voucher, net	(88.6)	—	—
Gain on sale of building, net	—	—	(503.7)
Other (income) expense, net	343.6	315.5	(108.2)
Total cost and expense	7,769.9	8,538.8	6,581.6
Income before income tax (benefit) expense and equity in (income) loss of investee, net of tax	1,906.0	1,296.8	3,591.8
Income tax (benefit) expense	273.8	135.3	632.8
Equity in (income) loss of investee, net of tax	—	—	(2.6)
Net income	1,632.2	1,161.5	2,961.6
Net income (loss) attributable to noncontrolling interests, net of tax	—	0.4	(85.3)
Net income attributable to Biogen Inc.	$1,632.2	$1,161.1	$3,046.9

Net income per share:
Basic earnings per share attributable to Biogen Inc.	$11.21	$8.02	$20.96
Diluted earnings per share attributable to Biogen Inc.	$11.18	$7.97	$20.87

Weighted-average shares used in calculating:
Basic earnings per share attributable to Biogen Inc.	145.6	144.7	145.3
Diluted earnings per share attributable to Biogen Inc.	145.9	145.6	146.0

See accompanying notes to these consolidated financial statements.

BIOGEN INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	For the Years Ended December 31,
	2024	2023	2022
Net income attributable to Biogen Inc.	$1,632.2	$1,161.1	$3,046.9
Other comprehensive income (loss):
Unrealized gains (losses) on securities available for sale, net of tax	—	15.7	(13.5)
Unrealized gains (losses) on cash flow hedges, net of tax	76.6	(40.1)	(38.7)
Gains (losses) on net investment hedges, net of tax	—	—	(25.5)
Unrealized gains (losses) on pension benefit obligation, net of tax	(14.0)	(1.5)	43.7
Currency translation adjustments, net of tax	(45.1)	37.1	(24.2)
Total other comprehensive income (loss), net of tax	17.5	11.2	(58.2)
Comprehensive income (loss) attributable to Biogen Inc.	1,649.7	1,172.3	2,988.7
Comprehensive income (loss) attributable to noncontrolling interests, net of tax	—	0.4	(85.3)
Comprehensive income (loss)	$1,649.7	$1,172.7	$2,903.4

See accompanying notes to these consolidated financial statements.

BIOGEN INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)

	As of December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$2,375.0	$1,049.9
Accounts receivable, net of allowance for doubtful accounts of $2.2 and $2.4, respectively	1,404.8	1,664.1
Due from anti-CD20 therapeutic programs	464.0	435.9
Inventory	2,460.5	2,527.4
Other current assets	752.5	1,182.0
Total current assets	7,456.8	6,859.3
Property, plant and equipment, net	3,181.3	3,309.7
Operating lease assets	356.4	420.0
Intangible assets, net	9,691.2	8,363.0
Goodwill	6,478.9	6,219.2
Deferred tax asset	324.2	928.6
Investments and other assets	560.5	745.0
Total assets	$28,049.3	$26,844.8
LIABILITIES AND EQUITY
Current liabilities:
Current portion of notes payable and term loan	$1,748.6	$150.0
Taxes payable	548.3	257.4
Accounts payable	424.2	403.3
Accrued expense and other	2,807.7	2,623.6
Total current liabilities	5,528.8	3,434.3
Notes payable and term loan	4,547.2	6,788.2
Deferred tax liability	190.5	641.8
Long-term operating lease liabilities	334.5	400.0
Other long-term liabilities	732.3	781.1
Total liabilities	11,333.3	12,045.4
Commitments, contingencies and guarantees (Notes 22 and 23)
Equity:
Biogen Inc. shareholders’ equity
Preferred stock, par value $0.001 per share	—	—
Common stock, par value $0.0005 per share	0.1	0.1
Additional paid-in capital	569.4	302.5
Accumulated other comprehensive income (loss)	(136.2)	(153.7)
Retained earnings	19,259.8	17,627.6
Treasury stock, at cost; 23.8 million and 23.8 million shares, respectively	(2,977.1)	(2,977.1)
Total equity	16,716.0	14,799.4
Total liabilities and equity	$28,049.3	$26,844.8

See accompanying notes to these consolidated financial statements.

BIOGEN INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(In millions)

	For the Years Ended December 31,
	2024	2023	2022
Cash flow from operating activities:
Net income	$1,632.2	$1,161.5	$2,961.6
Adjustments to reconcile net income to net cash flow from operating activities:
Depreciation and amortization	673.2	494.8	518.4
Impairment of intangible assets	60.2	—	119.6
Excess and obsolescence charges related to inventory	101.9	124.4	336.2
Amortization of acquired inventory step-up	230.0	31.5	—
Share-based compensation	291.2	264.2	254.1
Contingent consideration	27.7	—	(209.1)
Deferred income taxes	(158.1)	(305.8)	(168.6)
(Gain) loss on strategic investments	101.4	277.1	265.9
(Gain) loss on equity method investment	—	—	(2.6)
Gain on sale of equity interest in Samsung Bioepis	—	—	(1,505.4)
Gain on sale of building, net	—	—	(503.7)
Gain on sale of priority review voucher, net	(88.6)	—	—
Other	159.6	148.2	208.2
Changes in operating assets and liabilities, net of effects of business acquired:
Accounts receivable	222.3	61.3	(203.4)
Due from anti-CD20 therapeutic programs	(28.1)	(4.6)	(19.0)
Inventory	(273.8)	(130.9)	(320.2)
Accrued expense and other current liabilities	24.6	(201.6)	(113.4)
Income tax assets and liabilities	78.5	(299.0)	(142.3)
Other changes in operating assets and liabilities, net	(178.7)	(73.9)	(92.0)
Net cash flow provided by (used in) operating activities	2,875.5	1,547.2	1,384.3
Cash flow from investing activities:
Purchases of property, plant and equipment	(153.7)	(277.0)	(240.3)
Proceeds from sales and maturities of marketable securities	—	7,380.8	3,671.0
Purchases of marketable securities	—	(5,140.7)	(3,448.5)
Acquisition of Reata, net of cash acquired	—	(6,926.1)	—
Acquisition of HI-Bio, net of cash acquired	(1,074.8)	—	—
Proceeds from sale of equity interest in Samsung Bioepis	406.8	788.1	990.3
Proceeds from sale of building	—	—	582.6
Proceeds from sale of priority review voucher, net	88.6	—	—
Acquisitions of intangible assets	(206.1)	(34.4)	(2.9)
Proceeds from sales of strategic investments	144.7	119.6	—
Other	(4.7)	(11.3)	24.4
Net cash flow provided by (used in) investing activities	(799.2)	(4,101.0)	1,576.6
Cash flow from financing activities:
Purchase of treasury stock	—	—	(750.0)
Payments related to issuance of stock for share-based compensation arrangements, net	(31.3)	(44.3)	(1.9)
Repayments of borrowings and premiums paid	(650.0)	(809.9)	(1,002.2)
Proceeds from borrowings	—	997.2	—
Net (distribution) contribution to noncontrolling interest	—	12.3	12.4
Other	(2.2)	(6.0)	(5.6)
Net cash flow provided by (used in) financing activities	(683.5)	149.3	(1,747.3)
Net increase (decrease) in cash and cash equivalents	1,392.8	(2,404.5)	1,213.6
Effect of exchange rate changes on cash and cash equivalents	(67.7)	35.1	(55.7)
Cash and cash equivalents, beginning of the year	1,049.9	3,419.3	2,261.4
Cash and cash equivalents, end of the year	$2,375.0	$1,049.9	$3,419.3

See accompanying notes to these consolidated financial statements.

BIOGEN INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(In millions)

	For the Year Ended December 31, 2024
	Preferred stock		Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Treasury stock		Total equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance, December 31, 2023	—	$—	168.7	$0.1	$302.5	$(153.7)	$17,627.6	(23.8)	$(2,977.1)	$14,799.4
Net income	—	—	—	—	—	—	1,632.2	—	—	1,632.2
Other comprehensive income (loss), net of tax	—	—	—	—	—	17.5	—	—	—	17.5
Issuance of common stock under stock option and stock purchase plans	—	—	0.2	—	36.3	—	—	—	—	36.3
Issuance of common stock under stock award plan	—	—	0.6	—	(67.7)	—	—	—	—	(67.7)
Compensation related to share-based payments	—	—	—	—	301.5	—	—	—	—	301.5
Other	—	—	—	—	(3.2)	—	—	—	—	(3.2)
Balance, December 31, 2024	—	$—	169.5	$0.1	$569.4	$(136.2)	$19,259.8	(23.8)	$(2,977.1)	$16,716.0

	For the Year Ended December 31, 2023
	Preferred stock		Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Treasury stock		Total Biogen Inc. shareholders’ equity	Noncontrolling interests	Total equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance, December 31, 2022	—	$—	167.9	$0.1	$73.3	$(164.9)	$16,466.5	(23.8)	$(2,977.1)	$13,397.9	$(9.5)	$13,388.4
Net income	—	—	—	—	—	—	1,161.1	—	—	1,161.1	0.4	1,161.5
Other comprehensive income (loss), net of tax	—	—	—	—	—	11.2	—	—	—	11.2	—	11.2
Capital contribution from noncontrolling interest	—	—	—	—	—	—	—	—	—	—	12.3	12.3
Deconsolidation of noncontrolling interest	—	—	—	—	—	—	—	—	—	—	(3.2)	(3.2)
Issuance of common stock under stock option and stock purchase plans	—	—	0.2	—	45.1	—	—	—	—	45.1	—	45.1
Issuance of common stock under stock award plan	—	—	0.6	—	(89.5)	—	—	—	—	(89.5)	—	(89.5)
Compensation related to share-based payments	—	—	—	—	274.4	—	—	—	—	274.4	—	274.4
Other	—	—	—	—	(0.8)	—	—	—	—	(0.8)	—	(0.8)
Balance, December 31, 2023	—	$—	168.7	$0.1	$302.5	$(153.7)	$17,627.6	(23.8)	$(2,977.1)	$14,799.4	$—	$14,799.4

See accompanying notes to these consolidated financial statements.

BIOGEN INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY - (Continued)
(In millions)

	For the Year Ended December 31, 2022
	Preferred stock		Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Treasury stock		Total Biogen Inc. shareholders’ equity	Noncontrolling interests	Total equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance, December 31, 2021	—	$—	170.8	$0.1	$68.2	$(106.7)	$13,911.7	(23.8)	$(2,977.1)	$10,896.2	$63.5	$10,959.7
Net income	—	—	—	—	—	—	3,046.9	—	—	3,046.9	(85.3)	2,961.6
Other comprehensive income (loss), net of tax	—	—	—	—	—	(58.2)	—	—	—	(58.2)	—	(58.2)
Capital contribution from noncontrolling interest	—	—	—	—	—	—	—	—	—	—	12.3	12.3
Repurchase of common stock pursuant to the 2020 Share Repurchase Program, at cost	—	—	—	—	—	—	—	(3.6)	(750.0)	(750.0)	—	(750.0)
Retirement of common stock pursuant to the 2020 Share Repurchase Program, at cost	—	—	(3.6)	—	(257.9)	—	(492.1)	3.6	750.0	—	—	—
Issuance of common stock under stock option and stock purchase plans	—	—	0.2	—	44.2	—	—	—	—	44.2	—	44.2
Issuance of common stock under stock award plan	—	—	0.5	—	(46.0)	—	—	—	—	(46.0)	—	(46.0)
Compensation related to share-based payments	—	—	—	—	263.5	—	—	—	—	263.5	—	263.5
Other	—	—	—	—	1.3	—	—	—	—	1.3	—	1.3
Balance, December 31, 2022	—	$—	167.9	$0.1	$73.3	$(164.9)	$16,466.5	(23.8)	$(2,977.1)	$13,397.9	$(9.5)	$13,388.4

See accompanying notes to these consolidated financial statements.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:	Summary of Significant Accounting Policies
References in these notes to "Biogen," the "company," "we," "us" and "our" refer to Biogen Inc. and its consolidated subsidiaries.
Business Overview
Biogen is a global biopharmaceutical company focused on discovering, developing and delivering innovative therapies for people living with serious and complex diseases. We have a broad portfolio of medicines to treat MS, have introduced the first approved treatment for SMA, co-developed treatments to address a defining pathology of Alzheimer’s disease and launched the first approved treatment to target a genetic cause of ALS. We market the first and only drug approved in the U.S. and the E.U. for the treatment of FA in adults and adolescents aged 16 years and older. We are focused on advancing our pipeline in neurology, specialized immunology and rare diseases. We support our drug discovery and development efforts through internal research and development programs, external collaborations and acquisitions.
Our marketed products include TECFIDERA, VUMERITY, AVONEX, PLEGRIDY and TYSABRI for the treatment of MS; SPINRAZA for the treatment of SMA; SKYCLARYS for the treatment of FA; QALSODY for the treatment of ALS; and FUMADERM for the treatment of severe plaque psoriasis.
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
We commercialize a portfolio of biosimilars of advanced biologics including: BENEPALI, an etanercept biosimilar referencing ENBREL; IMRALDI, an adalimumab biosimilar referencing HUMIRA; FLIXABI, an infliximab biosimilar referencing REMICADE; and BYOOVIZ, a ranibizumab biosimilar referencing LUCENTIS, in certain international markets, as well as TOFIDENCE, a tocilizumab biosimilar referencing ACTEMRA, in the U.S. and certain international markets. We also have commercialization rights related to OPUVIZ, an aflibercept biosimilar referencing EYLEA.
On July 2, 2024, we completed the acquisition of HI-Bio. As a result of this transaction we acquired HI-Bio's lead asset, felzartamab, an anti-CD38 antibody currently being evaluated for three leading indications, AMR, PMN and IgAN. For additional information on our acquisition of HI-Bio, please read Note 2, Acquisitions, to these consolidated financial statements.
For additional information on our collaboration arrangements, please read Note 19, Collaborative and Other Relationships, to these consolidated financial statements.
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
Discounts include trade term discounts, wholesaler incentives and volume related discounts. Trade term discounts and wholesaler incentives primarily relate to estimated obligations for credits to be granted to wholesalers for remitting payment on their purchases within established incentive periods and credits to be granted to wholesalers for compliance with various contractually-defined inventory management practices, respectively. We determine these reserves based on our historical experience, including the timing of customer payments. Volume related discounts primarily relate to incentives offered to downstream customers who earn discounts based upon the quarterly or annual volume of units purchased.

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
Alzheimer's Collaboration Revenue
Alzheimer's collaboration revenue consists of our 50.0% share of LEQEMBI product revenue, net and cost of sales, including royalties, as we are not the principal. We began recognizing Alzheimer's collaboration revenue upon the accelerated approval of LEQEMBI in the U.S. during the first quarter of 2023.
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

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
for LEQEMBI, upon accelerated approval of LEQEMBI in the U.S. Prior to accelerated approval, our share of contract manufacturing amounts related to LEQEMBI were recognized in research and development expense within our consolidated statements of income.
Royalty and Other Revenue
Royalty and other revenue primarily reflects royalty revenue on biosimilar products from our license arrangements with Samsung Bioepis and royalties we receive from net sales on products related to patents that we have out-licensed.
As the royalties we receive relate to arrangements that resulted from an exchange of a license and utilize the sales and usage based royalty exception, the royalties are recognized as the underlying sales occur.
Collaborative and Other Relationships
We also have a number of significant collaborative and other third-party relationships for revenue and for the development, regulatory approval, commercialization and marketing of certain of our products and product candidates. Where we are the principal on sales transactions with third parties, we recognize revenue, cost of sales and operating expense on a gross basis in their respective lines in our consolidated statements of income. Where we are not the principal on sales transactions with third parties, our share of the revenue, cost of sales and operating expense is recorded on a net basis as a component of other revenue in our consolidated statements of income.
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
The majority of our financial assets have been classified as Level 2, and have been initially valued at the transaction price and subsequently valued, at the end of each reporting period, utilizing third-party pricing services or option pricing valuation models. The pricing services utilize industry standard valuation models, including both income and market-based approaches and observable market inputs to determine value. These observable market inputs include reportable trades, benchmark yields, credit spreads, broker/dealer quotes, bids, offers, current spot rates and other industry and economic events.
We validate the prices provided by our third-party pricing services by understanding the models used, obtaining market values from other pricing sources and analyzing pricing data in certain instances. The option pricing valuation models use assumptions within the model, including the term, stock price volatility, constant maturity risk-free interest rate and dividend yield. After completing our validation procedures, we did not adjust or override any fair value measurements provided by our pricing services as of December 31, 2024 and 2023.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Other Assets and Liabilities
The carrying amounts reflected in our consolidated balance sheets for current accounts receivable, due from anti-CD20 therapeutic programs, other current assets, accounts payable and accrued expense and other, approximate fair value due to their short-term maturities.
Cash and Cash Equivalents
We consider only those investments that are highly liquid, readily convertible to cash and that mature within three months from date of purchase to be cash equivalents. As of December 31, 2024 and 2023, cash equivalents were comprised of money market funds with maturities less than three months from the date of purchase.
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
Receivables from Samsung BioLogics
In April 2022 we completed the sale of our 49.9% equity interest in Samsung Bioepis to Samsung BioLogics, which resulted in a receivable of approximately $1.3 billion in cash to be deferred over two payments. The first deferred payment of $812.5 million was received in April 2023 and the second deferred payment of $437.5 million was received in April 2024. The payments due to us from Samsung BioLogics were recorded at their estimated fair values through the use of risk-adjusted discount rates. For additional information on the accounting for the sale of our equity interest in Samsung Bioepis, please read Note 3, Dispositions, to these consolidated financial statements.
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
Evaluating Marketable Debt Securities for Other-than-Temporary Impairments
When we hold marketable debt securities, we conduct periodic reviews to identify and evaluate each investment that has an unrealized loss, in accordance with the meaning of other-than-temporary impairment. An unrealized loss exists when the current fair value of an individual security is less than its amortized cost basis. Unrealized losses on available-for-sale debt securities that are determined to be temporary, and not related to credit loss, are recorded, net of tax, in AOCI.
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
Intangible Assets
Our intangible assets primarily consist of completed technology (comprising of acquired and in-licensed rights and patents, and developed technology), IPR&D acquired after January 1, 2009, acquired priority review vouchers and trademarks and trade names. Our intangible assets are recorded at fair value at the time of their acquisition and are stated in our consolidated balance sheets net of accumulated amortization and impairments, if applicable.
Intangible assets related to completed technology are amortized over their estimated useful lives using the economic consumption method if anticipated future revenue can be reasonably estimated. The straight-line method is used when revenue cannot be reasonably estimated. Amortization is recorded within amortization and impairment of acquired intangible assets in our consolidated statements of income.
The economic consumption method is based on revenue generated from the products underlying the related intangible assets. An analysis of the anticipated lifetime revenue of our marketed products is performed annually

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
during our long-range planning cycle and whenever events or changes in circumstances would significantly affect anticipated lifetime revenue of the relevant products.
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
If we acquire a business as defined under applicable accounting standards, then the acquired IPR&D is capitalized as an intangible asset. If we acquire an asset or group of assets that do not meet the definition of a business under applicable accounting standards, then the acquired IPR&D is expensed on its acquisition date. Future costs to develop these assets are recorded to research and development expense within our consolidated statements of income as they are incurred.
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

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
From time to time, we enter into development agreements in which we share expenses with a collaborative partner. We record payments received from our collaborative partners for their share of the development costs as a reduction of research and development expense, except as discussed in Note 19, Collaborative and Other Relationships, to these consolidated financial statements. Expenses incurred by Genentech in the ongoing development of RITUXAN, GAZYVA, LUNSUMIO and other products for which an initial indication has been approved are not recorded as research and development expense, but rather reduce our share of profits recorded as a component of revenue from anti-CD20 therapeutic programs.
Selling, General and Administrative Expense
Selling, general and administrative expense is primarily comprised of compensation and benefits associated with sales and marketing, finance, human resources, legal, information technology and other administrative personnel, outside marketing, advertising and legal expense and other general and administrative costs.
Advertising costs are expensed as incurred. For the years ended December 31, 2024, 2023 and 2022, advertising costs totaled $66.8 million, $71.4 million and $54.1 million, respectively.
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

Standard	Description	Effective Date	Effects on the financial statements
ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosure
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
Annual reporting for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted.
This standard became effective for us for our annual reporting period ended December 31, 2024, using the retrospective method. The adoption of this standard resulted in additional disclosure on the significant expenses reviewed by our CODM. The adoption did not have a material impact on our consolidated financial position or results of operations. Refer to Note 25, Segment Information, for our updated segment presentation.

ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures
This standard establishes incremental disaggregation of income tax disclosures pertaining to the effective tax rate reconciliation and income taxes paid. The amendments in this update are required to be applied on a prospective basis with the option to apply it retrospectively.
		Annual reporting for fiscal years beginning after December 15, 2024. Early adoption is permitted.	We are currently evaluating the potential impact that this new standard will have on our consolidated financial statements and related disclosures.
ASU No. 2024-03, Income Statement (Subtopic 220-40): Reporting Comprehensive Income - Expense Disaggregation Disclosures
This standard requires disclosure in the notes to the financial statements, at each interim and annual reporting period, of specified information about certain costs and expense including purchases of inventory, employee compensation, depreciation and intangible asset amortization included in each relevant expense caption. This standard also requires a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated, as well as disclosure of the total amount of selling expenses, and, in annual reporting periods, an entity’s definition of selling expenses.
		Annual reporting for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted.	We are currently evaluating the potential impact that this new standard will have on our consolidated financial statements and related disclosures.
SEC Release No. 33-11275, The Enhancement and Standardization of Climate-Related Disclosures for Investors
This new rule will require large accelerated filers to disclose material climate-related risks that are reasonably likely to have a material impact on their business, results of operations or financial condition. The required information about climate-related risks will also include disclosure of material direct greenhouse gas emissions from operations owned or controlled (Scope 1) and/or material indirect greenhouse gas emissions from purchased energy consumed in owned or controlled operations (Scope 2). Additionally, the new rules will require disclosure within the notes to the financial statements of the effects of severe weather events and other natural conditions and information on any climate-related targets or goals, subject to certain materiality thresholds.

Phased-in compliance period beginning with annual reporting for fiscal years as of December 31, 2025.
In April 2024 the SEC voluntarily stayed implementation of the new climate-related disclosure requirements pending judicial review. Once the litigation is resolved, and if the rule remains in effect, the SEC will announce a new effective date.
We are currently evaluating the potential impact that this new rule may have on our company's disclosures.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2:	Acquisitions
Human Immunology Biosciences
On July 2, 2024, we completed the acquisition of all of the issued and outstanding shares of HI-Bio, a privately-held clinical-stage biotechnology company focused on targeted therapies for patients with severe immune-mediated diseases. HI-Bio's lead asset, felzartamab, an anti-CD38 antibody, is currently being evaluated for three leading indications, AMR, PMN and IgAN. Felzartamab has received Breakthrough Therapy Designation and ODD from the FDA for development in the treatment of PMN and AMR. Subsequent to our acquisition, felzartamab received ODD in the E.U. in IgAN and solid organ transplantation. The acquisition of HI-Bio is expected to augment our pipeline and build on our expertise in immunology.
Under the terms of this acquisition, we paid shareholders of HI-Bio approximately $1.15 billion at closing and may pay up to an additional $650.0 million in potential future development and regulatory milestone payments. The $1.15 billion paid includes approximately $74.5 million related to HI-Bio's outstanding, non-vested equity awards, inclusive of employer taxes, of which $56.4 million was recognized as share-based compensation payments to settle non-vested equity awards attributable to the post-acquisition service period and therefore not reflected as a component of total purchase price paid. Of the total $56.4 million, we recognized approximately $42.5 million as a charge to research and development expense with the remaining $13.9 million as a charge to selling, general and administrative expense within our consolidated statements of income for the year ended December 31, 2024. These amounts were associated with the accelerated vesting of stock options and RSUs previously granted to HI-Bio employees and required no future services to vest.
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
Contingent Consideration: We may make certain contingent payments to the former shareholders of HI-Bio upon the achievement of certain development and regulatory milestones. As of the acquisition date, the maximum aggregate amount payable for these potential milestones was $650.0 million. The acquisition-date fair value of these milestones was approximately $485.1 million and was estimated utilizing a probability-adjusted discounted cash flow calculation using an appropriate discount rate dependent on the nature and timing of the milestone payments, which ranged from 6.2% to 7.0%, and probabilities of technological and regulatory success ranging from 67.0% to near-certain probability. Of the total contingent consideration, approximately $279.3 million related to milestones classified as short-term and reflected as a component of accrued expense and other with the remaining $205.8 million reflected as a component of other long-term liabilities within our consolidated balance sheets. The short-term liability relates to the fourth patient dosed in a phase 3 clinical trial of felzartamab in a first and second indication, which would trigger milestone payments of $150.0 million each.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Subsequent changes in the fair value of the contingent consideration obligation will be recognized as (gain) loss on fair value remeasurement of contingent consideration within our consolidated statements of income. This fair value measurement was based on significant inputs that are not observable in the market and thus represent Level 3 fair value measurements. For additional information related to the fair value of this obligation, please read Note 8, Fair Value Measurements, to these consolidated financial statements.
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
There were no material purchase price allocation adjustments for the year ended December 31, 2024.
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
Acquisition-related expense: Acquisition-related expense, primarily comprised of advisory and legal fees, and other transaction costs, totaled approximately $2.8 million and were recorded within selling, general and administrative expense within our consolidated statements of income for the year ended December 31, 2024.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Assumptions in the Allocations of Purchase Price
The results of operations of HI-Bio, along with the estimated fair values of the assets acquired and liabilities assumed in the HI-Bio acquisition, have been included in our consolidated financial statements since the closing of the HI-Bio acquisition on July 2, 2024.
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
Subsequent to the acquisition date, our results of operations include the results of operations of HI-Bio. HI-Bio operations had an immaterial impact on our results of operations for the year ended December 31, 2024. Due to the immateriality of HI-Bio's historic revenue and expenses, additional pro forma information combining the results of operations of Biogen and HI-Bio have not been included.
Reata Pharmaceuticals, Inc.
On September 26, 2023, we completed the acquisition of all of the issued and outstanding shares of Reata, a biopharmaceutical company focused on developing therapeutics that regulate cellular metabolism and inflammation in serious neurologic diseases. As a result of this transaction we acquired SKYCLARYS (omaveloxolone), the first and only drug approved in the U.S. and the E.U. for the treatment of FA in adults and adolescents aged 16 years and older, as well as other clinical and preclinical pipeline programs. The acquisition of Reata is expected to complement our global portfolio of neuromuscular and rare disease therapies. The addition of SKYCLARYS is anticipated to provide potential operating synergies with SPINRAZA and QALSODY.
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

(1) Includes measurement period adjustments recorded in 2024 that increased other current assets by $1.0 million, accrued expense and other by $8.8 million and goodwill by $4.7 million, and decreased deferred tax liability by $3.1 million.
Inventory: Total inventory acquired was approximately $1.3 billion, which reflects a step-up in the fair value of finished goods and work-in-process inventory for SKYCLARYS. The fair value was determined based on the estimated selling price of the inventory, less the remaining manufacturing and selling costs and a normal profit margin on those manufacturing and selling efforts. This fair value step-up adjustment is being amortized to cost of sales within our consolidated statements of income as the inventory is sold, which is expected to be sold over a period of approximately 4 years from the acquisition date. For the years ended December 31, 2024 and 2023, amortization from the fair value step-up adjustment was approximately $230.0 million and $31.5 million, respectively. For the year ended December 31, 2024, amortization from the fair value step-up adjustment includes approximately $48.5 million of inventory used for clinical purposes, which is reflected within research and development expense within our consolidated statements of income.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Intangible assets: Intangible assets are comprised of $4.2 billion related to SKYCLARYS commercialization rights in the U.S., $2.3 billion of IPR&D related to the omaveloxolone program outside the U.S., which had not yet received regulatory approval in the E.U. as of the acquisition date, $100.0 million related to a rare pediatric disease PRV which may be used to obtain priority review by the FDA for a future regulatory submission or sold to a third party and $40.0 million related to other clinical programs. The estimated fair values of the program related intangible assets were determined using a multi-period excess earnings method, a form of the income approach, utilizing a discount rate of 14.3% and the estimated fair value of the PRV was based on recent external purchase and sale transactions of similar vouchers.
Our valuation of the SKYCLARYS commercialization rights reflects the assumption that, using an economic consumption model, the related $4.2 billion intangible asset will be amortized over its expected economic life. Upon SKYCLARYS receiving regulatory approval in the E.U. in February 2024, we began selling the product in certain countries in Europe, and began amortizing the $2.3 billion IPR&D asset related to the program outside the U.S. over its expected economic life using an economic consumption model.
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
Goodwill: Goodwill was calculated as the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from the other assets acquired that could not be individually identified and separately recognized. We recognized goodwill of approximately $469.2 million, which includes measurement period adjustments, and is not deductible for tax purposes. The goodwill recognized from our acquisition of Reata is primarily the result of the deferred tax consequences from the transaction recorded for financial statement purposes.
Acquisition-related expense: Acquisition-related expense, primarily comprised of regulatory, advisory and legal fees, and other transaction costs, totaled approximately $28.4 million and were recorded in selling, general and administrative expense within our consolidated statements of income for the year ended December 31, 2023.

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
We elected the fair value option and measured the payments due to us from Samsung BioLogics at fair value. As of December 31, 2023, the estimated fair value of the remaining second deferred payment using a risk-adjusted discount rate of 5.8% was approximately $430.0 million. This payment has been classified as a Level 3 fair value

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
measurement and is reflected in other current assets within our consolidated balance sheets as of December 31, 2023.
For the year ended December 31, 2024, we recognized a gain of approximately $7.5 million to reflect the change in fair value associated with the passage of time related to the second deferred payment due to us, which was received in April 2024. For the year ended December 31, 2023, we recognized gains of approximately $13.7 million and $24.6 million to reflect the changes in fair value associated with changes in interest rates and the passage of time related to the first and second deferred payments due to us, respectively, which were received in April 2023 and April 2024, respectively. For the year ended December 31, 2022, we recognized a gain of approximately $10.7 million and a loss of approximately $1.4 million to reflect the changes in fair value associated with changes in interest rates and the passage of time related to the first and second deferred payments due to us, respectively, which were received in April 2023 and April 2024, respectively. These changes were recorded in other (income) expense, net within our consolidated statements of income.
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
Sale of Priority Review Voucher
In April 2024 we completed the sale of our rare pediatric disease PRV, generated by the development associated with SPINRAZA, to a third party. In consideration for the PRV we received a cash payment of $103.0 million upon the closing of the PRV purchase, of which approximately $14.4 million was paid to Ionis. Our net portion of approximately $88.6 million was recognized in gain on sale of priority review voucher, net within our consolidated statements of income for the year ended December 31, 2024.

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
Total charges incurred from our 2023 Fit for Growth program are summarized as follows:

	For the Years Ended December 31,
	2024			2023
(In millions)	Severance Costs	Accelerated Depreciation and Other Costs	Total	Severance Costs	Accelerated Depreciation and Other Costs	Total
Selling, general and administrative	$—	$13.8	$13.8	$—	$23.3	$23.3
Research and development	—	11.7	11.7	—	1.2	1.2
Restructuring charges	24.2	—	24.2	153.4	34.6	188.0
Total charges	$24.2	$25.5	$49.7	$153.4	$59.1	$212.5
Other Costs: includes costs associated with items such as asset abandonment and write-offs, facility closure costs, pretax gains and losses resulting from the termination of certain leases, employee non-severance expense, consulting fees and other costs.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Reata Integration
Following the close of our Reata acquisition in September 2023, we implemented an integration plan designed to realize operating synergies through cost savings and avoidance. Under this initiative, we estimate we will incur total integration charges of approximately $35.0 million, related to severance and employment costs. These severance and employment costs were substantially incurred during 2023.
Total charges incurred from our Reata integration are summarized as follows:

	For the Years Ended December 31,
	2024			2023
(In millions)	Severance Costs	Accelerated Depreciation and Other Costs	Total	Severance Costs	Accelerated Depreciation and Other Costs	Total
Selling, general and administrative	$—	$6.3	$6.3	$—	$—	$—
Research and development	—	11.9	11.9	—	—	—
Restructuring charges	3.4	—	3.4	30.4	—	30.4
Total charges	$3.4	$18.2	$21.6	$30.4	$—	$30.4
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
HI-Bio Integration
Following the close of our HI-Bio acquisition in July 2024, we implemented an integration plan designed to realize operating synergies through cost savings and avoidance. Under this initiative, we incurred approximately $2.6 million of severance and employment costs, which are reflected in restructuring charges within our consolidated statements of income for the year ended December 31, 2024. For additional information on our acquisition of HI-Bio, please read Note 2, Acquisitions, to these consolidated financial statements.
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

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Charges and spending related to workforce reductions are summarized as follows:

(In millions)	Workforce Reductions
Restructuring reserve, December 31, 2022	$35.9
Expense	181.6
Payment	(140.5)
Foreign currency and other adjustments	(1.6)
Restructuring reserve, December 31, 2023	75.4
Expense	30.2
Payment	(73.8)
Foreign currency and other adjustments	0.1
Restructuring reserve, December 31, 2024	$31.9

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5:	Revenue
Product Revenue
Revenue by product are summarized as follows:

	For the Years Ended December 31,
	2024			2023			2022
(In millions)	United States	Rest of World	Total	United States	Rest of World	Total	United States	Rest of World	Total
Multiple Sclerosis:
TECFIDERA	$169.2	$797.9	$967.1	$263.1	$749.4	$1,012.5	$417.7	$1,026.2	$1,443.9
VUMERITY	538.6	89.4	628.0	512.1	64.2	576.3	521.3	32.1	553.4
Total Fumarate	707.8	887.3	1,595.1	775.2	813.6	1,588.8	939.0	1,058.3	1,997.3
AVONEX	451.3	256.2	707.5	536.7	274.3	811.0	649.2	324.3	973.5
PLEGRIDY	111.4	149.1	260.5	126.2	168.5	294.7	148.4	183.5	331.9
Total Interferon	562.7	405.3	968.0	662.9	442.8	1,105.7	797.6	507.8	1,305.4
TYSABRI	920.0	795.0	1,715.0	997.9	879.0	1,876.9	1,123.4	907.5	2,030.9
FAMPYRA	—	71.7	71.7	—	90.5	90.5	—	96.6	96.6
Subtotal: Multiple Sclerosis	2,190.5	2,159.3	4,349.8	2,436.0	2,225.9	4,661.9	2,860.0	2,570.2	5,430.2

Rare Disease:
SPINRAZA	625.7	947.5	1,573.2	610.5	1,130.7	1,741.2	600.2	1,193.3	1,793.5
SKYCLARYS(1)	301.1	81.4	382.5	55.9	—	55.9	—	—	—
QALSODY(2)	20.9	11.5	32.4	5.8	0.1	5.9	—	—	—
Subtotal: Rare Disease	947.7	1,040.4	1,988.1	672.2	1,130.8	1,803.0	600.2	1,193.3	1,793.5

Biosimilars:
BENEPALI	—	479.1	479.1	—	438.8	438.8	—	441.0	441.0
IMRALDI	—	213.1	213.1	—	222.1	222.1	—	224.5	224.5
FLIXABI	—	63.2	63.2	—	77.4	77.4	—	81.3	81.3
BYOOVIZ(3)	23.0	13.6	36.6	29.2	2.5	31.7	4.3	—	4.3
TOFIDENCE(4)	1.1	—	1.1	—	—	—	—	—	—
Subtotal: Biosimilars	24.1	769.0	793.1	29.2	740.8	770.0	4.3	746.8	751.1

Other:
ZURZUVAE(5)	72.2	—	72.2	1.6	—	1.6	—	—	—
Other(6)	2.8	7.5	10.3	2.4	7.8	10.2	4.8	8.2	13.0
Subtotal: Other	75.0	7.5	82.5	4.0	7.8	11.8	4.8	8.2	13.0
Total product revenue, net	$3,237.3	$3,976.2	$7,213.5	$3,141.4	$4,105.3	$7,246.7	$3,469.3	$4,518.5	$7,987.8

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
(6) Other includes FUMADERM and ADUHELM.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
We recognized revenue from two wholesalers accounting for 25.9% and 13.4% of gross product revenue in 2024, 27.0% and 9.9% of gross product revenue in 2023 and 26.8% and 11.1% of gross product revenue in 2022, respectively.
As of December 31, 2024, two wholesale distributors individually accounted for approximately 27.2% and 11.7% of net accounts receivable associated with our product sales, as compared to 24.6% and 11.6% as of December 31, 2023, respectively.
An analysis of the change in reserves for discounts and allowances is summarized as follows:

	December 31, 2024
(In millions)	Discounts	Contractual Adjustments	Returns	Total
Balance, December 31, 2023	$173.3	$857.1	$31.6	$1,062.0
Current provisions relating to sales in current year	824.2	2,687.5	23.6	3,535.3
Adjustments relating to prior years	8.0	(38.7)	14.2	(16.5)
Payments/credits relating to sales in current year	(670.9)	(1,989.7)	(0.6)	(2,661.2)
Payments/credits relating to sales in prior years	(171.9)	(635.4)	(20.7)	(828.0)
Balance, December 31, 2024	$162.7	$880.8	$48.1	$1,091.6

	December 31, 2023
(In millions)	Discounts	Contractual Adjustments	Returns	Total
Balance, December 31, 2022	$153.8	$857.7	$23.5	$1,035.0
Current provisions relating to sales in current year	735.6	2,720.1	19.0	3,474.7
Adjustments relating to prior years	(0.4)	(38.4)	19.2	(19.6)
Payments/credits relating to sales in current year	(572.9)	(1,944.8)	(2.1)	(2,519.8)
Payments/credits relating to sales in prior years	(142.8)	(737.5)	(28.0)	(908.3)
Balance, December 31, 2023	$173.3	$857.1	$31.6	$1,062.0

	December 31, 2022
(In millions)	Discounts	Contractual Adjustments	Returns	Total
Balance, December 31, 2021	$137.7	$759.6	$38.0	$935.3
Current provisions relating to sales in current year	666.6	2,715.5	12.3	3,394.4
Adjustments relating to prior years	(2.8)	1.4	(7.2)	(8.6)
Payments/credits relating to sales in current year	(514.9)	(2,060.7)	(1.2)	(2,576.8)
Payments/credits relating to sales in prior years	(132.8)	(558.1)	(18.4)	(709.3)
Balance, December 31, 2022	$153.8	$857.7	$23.5	$1,035.0
The total reserves above, which are included in our consolidated balance sheets, are summarized as follows:

	As of December 31,
(In millions)	2024	2023
Reduction of accounts receivable	$154.1	$135.5
Component of accrued expense and other	937.5	926.5
Total revenue-related reserves	$1,091.6	$1,062.0

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Revenue from Anti-CD20 Therapeutic Programs
Revenue from anti-CD20 therapeutic programs is summarized in the table below. For purposes of this footnote, we refer to RITUXAN and RITUXAN HYCELA collectively as RITUXAN.

	For the Years Ended December 31,
(In millions)	2024	2023	2022
Royalty revenue on sales of OCREVUS	$1,339.5	$1,266.2	$1,136.3
Biogen's share of pre-tax profits in the U.S. for RITUXAN, GAZYVA and LUNSUMIO(1)	392.0	409.4	547.0
Other revenue from anti-CD20 therapeutic programs	18.4	14.0	17.2
Total revenue from anti-CD20 therapeutic programs	$1,749.9	$1,689.6	$1,700.5

(1) LUNSUMIO became commercially available in the U.S. during the first quarter of 2023.
Approximately 18.1%, 17.2% and 16.7% of our total revenue in 2024, 2023 and 2022, respectively, was derived from our collaboration arrangements with Genentech. For additional information on our collaboration arrangements with Genentech, please read Note 19, Collaborative and Other Relationships, to these consolidated financial statements.
Alzheimer's Collaboration Revenue
Alzheimer's collaboration revenue consists of our 50.0% share of LEQEMBI product revenue, net and cost of sales, including royalties, as we are not the principal. We began recognizing Alzheimer's collaboration revenue upon the accelerated approval of LEQEMBI in the U.S. during the first quarter of 2023.
For the year ended December 31, 2024, we recognized approximately $59.9 million of Alzheimer's collaboration revenue within our consolidated statements of income. For the year ended December 31, 2023, our share of LEQEMBI product revenue, net, was fully offset by our share of cost of sales, including royalties, resulting in a zero net impact to Alzheimer's collaboration revenue within our consolidated statements of income.
For additional information on our collaboration arrangements with Eisai, please read Note 19, Collaborative and Other Relationships, to these consolidated financial statements.
Contract Manufacturing, Royalty and Other Revenue
Contract manufacturing, royalty and other revenue is summarized as follows:

	For the Years Ended December 31,
(In millions)	2024	2023	2022
Contract manufacturing revenue	$592.1	$848.2	$417.7
Royalty and other revenue	60.5	51.1	67.4
Total contract manufacturing, royalty and other revenue	$652.6	$899.3	$485.1
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
During the third quarter of 2019, we amended our agreement with a contract manufacturing customer pursuant to which we licensed certain of our manufacturing-related intellectual property to the customer. In the second quarter of 2020, the customer received regulatory approval for its product that is being manufactured using certain of our manufacturing-related intellectual property. As a result we were entitled to $500.0 million in a series of three payments. The third and final payment became due upon the second anniversary of the regulatory approval and was received during the second quarter of 2022.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Royalty and Other Revenue
Royalty and other revenue primarily reflects royalty revenue on biosimilar products from our license arrangements with Samsung Bioepis and royalties we receive from net sales on products related to patents that we have out-licensed.
For additional information on our license arrangements with Samsung Bioepis and our collaboration arrangements with Eisai, please read Note 19, Collaborative and Other Relationships, to these consolidated financial statements.

Note 6:	Inventory
The components of inventory are summarized as follows:

	As of December 31,
(In millions)	2024	2023
Raw materials	$317.8	$426.9
Work in process	1,882.8	1,926.8
Finished goods	353.8	255.4
Total inventory	$2,554.4	$2,609.1

Balance Sheet Classification:
Inventory	$2,460.5	$2,527.4
Investments and other assets	93.9	81.7
Total inventory	$2,554.4	$2,609.1
Long-term inventory is included in investments and other assets within our consolidated balance sheets.
We recorded approximately $1.3 billion of acquired inventory, which includes measurement period adjustments, related to SKYCLARYS as a result of our acquisition of Reata in September 2023. The fair value was determined based on the estimated selling price of the inventory, less the remaining manufacturing and selling costs and a normal profit margin on those manufacturing and selling efforts. This fair value step-up adjustment is being amortized to cost of sales within our consolidated statements of income as the inventory is sold, which is expected to be sold over a period of approximately 4 years from the acquisition date. For the years ended December 31, 2024 and 2023, amortization from the fair value step-up adjustment was approximately $230.0 million and $31.5 million, respectively. For the year ended December 31, 2024, amortization from the fair value step-up adjustment includes approximately $48.5 million of inventory used for clinical purposes, which is reflected within research and development expense within our consolidated statements of income. For additional information on our acquisition of Reata, please read Note 2, Acquisitions, to these consolidated financial statements.
Write Downs and Other Charges
Inventory amounts written down as a result of excess, obsolescence or unmarketability are charged to cost of sales, and totaled $101.9 million, $124.4 million and $336.2 million for the years ended December 31, 2024, 2023 and 2022, respectively.
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

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7:	Intangible Assets and Goodwill
Intangible Assets
Intangible assets, net of accumulated amortization, impairment charges and adjustments are summarized as follows:

		As of December 31, 2024			As of December 31, 2023
(In millions)	Estimated Life	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Completed technology	1-31 years	$14,138.4	$(6,254.1)	$7,884.3	$11,728.8	$(5,869.8)	$5,859.0
In-process research and development	Indefinite until commercialization	1,642.9	—	1,642.9	2,340.0	—	2,340.0
Priority review voucher	Indefinite	100.0	—	100.0	100.0	—	100.0
Trademarks and trade names	Indefinite	64.0	—	64.0	64.0	—	64.0
Total intangible assets		$15,945.3	$(6,254.1)	$9,691.2	$14,232.8	$(5,869.8)	$8,363.0
Amortization and Impairments
Amortization and impairment of acquired intangible assets totaled $446.7 million, $240.6 million and $365.9 million for the years ended December 31, 2024, 2023 and 2022, respectively.
Amortization of acquired intangible assets, excluding impairment charges, totaled $386.5 million, $240.6 million and $246.3 million for the years ended December 31, 2024, 2023 and 2022, respectively. The increase in amortization of acquired intangible assets, excluding impairment charges, was primarily due to amortization for the Reata acquisition acquired intangible assets associated with SKYCLARYS.
For the year ended December 31, 2024, amortization and impairment of acquired intangible assets reflects the impact of a $40.0 million impairment charge related to intangible assets from other clinical programs we acquired from Reata, reducing the remaining book value of these IPR&D intangible assets to zero, and a $20.2 million impairment charge related to intangible assets associated with Samsung Bioepis commercialization rights terminated during the third quarter of 2024. For the year ended December 31, 2023, we had no impairment charges.
For the year ended December 31, 2022, amortization and impairment of acquired intangible assets reflects the impact of a $119.6 million impairment charge related to vixotrigine (BIIB074) for the potential treatment of DPN, which was discontinued during the fourth quarter of 2022 based on regulatory, development and commercialization challenges, reducing the remaining book value of this IPR&D intangible asset to zero. We also adjusted the value of our contingent consideration obligations related to this asset resulting in a pre-tax gain of approximately $209.1 million, which was recognized in (gain) loss on fair value remeasurement of contingent consideration within our consolidated statements of income for the year ended December 31, 2022.
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
Completed Technology
Completed technology primarily relates to our other marketed products and programs acquired through asset acquisitions, licenses and business combinations. Completed technology intangible assets are amortized over their estimated useful lives, which range between 1 to 31 years, with a remaining weighted average useful life of 13 years. In connection with our acquisition of Reata in September 2023 we acquired SKYCLARYS, a commercially-approved product in the U.S., with an estimated fair value of approximately $4.2 billion, which includes measurement period adjustments. During the first quarter of 2024 SKYCLARYS was approved in the E.U. and became commercially available, which resulted in the reclassification of the related intangible asset, with an estimated fair value of approximately $2.3 billion, from IPR&D to completed technology.

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
The carrying value associated with our IPR&D assets as of December 31, 2024, relates to the IPR&D programs we acquired in connection with our acquisition of HI-Bio in July 2024, with an estimated fair value of approximately $1.6 billion.
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
Priority Review Voucher
In connection with our acquisition of Reata in September 2023 we acquired a rare pediatric disease PRV which may be used to obtain priority review by the FDA for a future regulatory submission or sold to a third party. We recorded the PRV based on its estimated fair value of $100.0 million as an intangible asset. The estimated fair value of the PRV was based on recent external purchase and sale transactions of similar vouchers.
For additional information on our acquisitions of Reata and HI-Bio, please read Note 2, Acquisitions, to these consolidated financial statements.
Estimated Future Amortization of Intangible Assets
The estimated future amortization of finite-lived intangible assets for the next five years is expected to be as follows:

(In millions)	As of December 31, 2024
2025	$525.0
2026	560.0
2027	600.0
2028	630.0
2029	665.0
Goodwill
The following table provides a roll forward of the changes in our goodwill balance:

	As of December 31,
(In millions)	2024	2023
Goodwill, January 1	$6,219.2	$5,749.0
Goodwill resulting from HI-Bio acquisition	256.5	—
Goodwill resulting from Reata acquisition(1)	4.7	464.5
Other	(1.5)	5.7
Goodwill, December 31	$6,478.9	$6,219.2

(1) Goodwill resulting from Reata acquisition for the year ended December 31, 2024, relates to Reata measurement period adjustments recognized during 2024.
For additional information on our acquisitions of Reata and HI-Bio, please read Note 2, Acquisitions, to these consolidated financial statements.
As of December 31, 2024 and 2023, we had no accumulated impairment losses related to goodwill. Other includes adjustments related to foreign currency exchange rate fluctuations.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8:	Fair Value Measurements
The tables below present information about our assets and liabilities that are regularly measured and carried at fair value and indicate the level within the fair value hierarchy of the valuation techniques we utilized to determine such fair value:

	Fair Value Measurements on a Recurring Basis
	As of December 31, 2024
(In millions)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$1,664.9	$—	$1,664.9	$—
Marketable equity securities	179.7	179.7	—	—
Other current assets:
Derivative contracts	62.5	—	62.5	—
Other non-current assets:
Plan assets for deferred compensation	42.8	—	42.8	—
Total	$1,949.9	$179.7	$1,770.2	$—
Liabilities:
Other current liabilities:
Derivative contracts	$11.7	$—	$11.7	$—
Contingent consideration obligations	291.2	—	—	291.2
Other non-current liabilities:
Contingent consideration obligations	221.6	—	—	221.6
Total	$524.5	$—	$11.7	$512.8

	Fair Value Measurements on a Recurring Basis
	As of December 31, 2023
(In millions)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$610.7	$—	$610.7	$—
Marketable equity securities	416.8	416.8	—	—
Other current assets:
Receivable from Samsung BioLogics(1)	430.0	—	—	430.0
Derivative contracts	11.9	—	11.9	—
Other non-current assets:
Plan assets for deferred compensation	37.5	—	37.5	—
Total	$1,506.9	$416.8	$660.1	$430.0
Liabilities:
Derivative contracts	$31.6	$—	$31.6	$—
Total	$31.6	$—	$31.6	$—

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
Our marketable equity securities represent investments in publicly traded equity securities. Our ability to liquidate our investments in Denali and Sage may be limited by the size of our interest, the volume of market related activity, our

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
concentrated level of ownership and potential restrictions resulting from our status as a collaborator. Therefore, we may realize significantly less than the current value of such investments.
For additional information on our investments in Denali, Sangamo and Sage common stock, please read Note 19, Collaborative and Other Relationships, to these consolidated financial statements.
There have been no material impairments of our assets measured and carried at fair value as of December 31, 2024 and 2023. In addition, there have been no changes to our valuation techniques as of December 31, 2024 and 2023.
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

	Quantitative Information about Level 3 Fair Value Measurements
	As of December 31, 2024
(In millions)	Fair Value	Valuation Technique	Significant Unobservable Input(s)	Range	Weighted Average
Liabilities:
Contingent consideration obligations	$512.8	Discounted cash flow	Discount rate	6.2% - 6.3%	6.2%
			Expected timing of achievement of development milestones	2025 - 2030	—
The weighted average discount rates were calculated based on the relative fair values of each distinct contingent consideration obligation related to our acquisition of HI-Bio in July 2024. In addition, we apply various probabilities of technological and regulatory success to the valuation models to estimate the fair values of these contingent consideration obligations, which ranged from 68.3% to near certain probability as of December 31, 2024.
There were no transfers of assets or liabilities into or out of Level 3 as of December 31, 2024 and 2023.
Contingent Consideration Obligations
In connection with our acquisition of HI-Bio in July 2024 we agreed to make additional payments based upon the achievement of certain milestone events. The following table provides a roll forward of the fair value of our contingent consideration obligations, which were classified as Level 3 measurements:

(In millions)	As of December 31, 2024
Fair value, beginning of year	$—
Contingent consideration resulting from HI-Bio acquisition	485.1
Changes in fair value	27.7
Fair value, end of year	$512.8
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
As of December 31, 2024, approximately $291.2 million of the fair value of the total contingent consideration obligation was classified as short-term and reflected as a component of accrued expense and other within our consolidated balance sheets with the remaining $221.6 million reflected as a component of other long-term liabilities in our consolidated balance sheets.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the year ended December 31, 2024, the changes in the fair value of our contingent consideration obligations were primarily due to changes in interest rates used to revalue our contingent consideration liabilities, the passage of time and updates to the expected timing of achieving certain milestones which will trigger contingent consideration payments.
Financial Instruments Not Carried at Fair Value
Other Financial Instruments
Due to the short-term nature of certain financial instruments, the carrying value reflected in our consolidated balance sheets for current accounts receivable, due from anti-CD20 therapeutic programs, other current assets, accounts payable and accrued expense and other, approximates fair value.
Debt Instruments
The fair values of our debt instruments, which are Level 2 liabilities, are summarized as follows:

	Fair Value As of December 31,
(In millions)	2024	2023
Current portion:
2023 Term Loan 364-day tranche	$—	$150.0
4.050% Senior Notes due September 15, 2025	1,741.0	—
Current portion of notes payable and term loan	1,741.0	150.0

Non-current portion:
2023 Term Loan three-year tranche	—	500.0
4.050% Senior Notes due September 15, 2025	—	1,721.5
2.250% Senior Notes due May 1, 2030	1,295.6	1,279.3
5.200% Senior Notes due September 15, 2045	1,008.0	1,089.7
3.150% Senior Notes due May 1, 2050	943.7	1,049.0
3.250% Senior Notes due February 15, 2051	448.9	498.2
Non-current portion of notes payable and term loan	3,696.2	6,137.7
Total notes payable and term loan	$5,437.2	$6,287.7
In connection with our acquisition of Reata we drew $1.0 billion from our 2023 Term Loan, comprised of a $500.0 million floating rate 364-day tranche and a $500.0 million floating rate three-year tranche. As of December 31, 2024, our 2023 Term Loan was repaid in full. For additional information on our 2023 Term Loan, please read Note 13, Indebtedness, to these consolidated financial statements.
The fair values of each of our series of Senior Notes were determined through market, observable and corroborated sources. The changes in the fair values of our Senior Notes as of December 31, 2024, compared to 2023, are primarily related to increases in U.S. treasury yields partially offset by a decrease in credit spreads used to value our Senior Notes since December 31, 2023. For additional information related to our Senior Notes, please read Note 13, Indebtedness, to these consolidated financial statements.

Note 9:	Financial Instruments
The following table summarizes our financial assets with maturities of less than 90 days from the date of purchase included in cash and cash equivalents in our consolidated balance sheets:

	As of December 31,
(In millions)	2024	2023
Money market funds	$1,664.9	$610.7
Total	$1,664.9	$610.7
The carrying value of our money market funds approximates fair value due to their short-term maturities.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Our marketable equity securities gains (losses) are recorded in other (income) expense, net in our consolidated statements of income. The following tables summarize our available-for-sale marketable equity securities:

	As of December 31, 2024
(In millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable equity securities:
Marketable equity securities, non-current	$668.7	$—	$(489.0)	$179.7
Total marketable equity securities	$668.7	$—	$(489.0)	$179.7

	As of December 31, 2023
(In millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable equity securities:
Marketable equity securities, current	$31.6	$—	$(21.0)	$10.6
Marketable equity securities, non-current	948.3	—	(542.1)	406.2
Total marketable equity securities	$979.9	$—	$(563.1)	$416.8
Proceeds from Marketable Debt Securities
The proceeds from maturities and sales of marketable debt securities and resulting realized gains and losses are summarized as follows:

	For the Years Ended December 31,
(In millions)	2023	2022
Proceeds from maturities and sales	$7,380.8	$3,671.0
Realized gains	1.4	—
Realized losses	18.4	12.6
We partially funded our Reata acquisition through available cash, cash equivalents and marketable securities. As of December 31, 2023, we had sold all of our marketable debt securities. For additional information on our acquisition of Reata, please read Note 2, Acquisitions, to these consolidated financial statements.
Realized losses for the year ended December 31, 2023, primarily relate to sales of U.S. treasuries and corporate bonds. Realized losses for the year ended December 31, 2022, primarily relate to sales of corporate bonds, agency mortgage-backed securities and other asset-backed securities.
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
As of December 31, 2024, our strategic investment portfolio was comprised of investments totaling $226.7 million which are included in investments and other assets in our consolidated balance sheets. As of December 31, 2023, our strategic investment portfolio was comprised of investments totaling $460.7 million which are included in other current assets and investments and other assets in our consolidated balance sheets.
The decrease in our strategic investment portfolio for the year ended December 31, 2024, was primarily due to the decrease in the fair value of our investment in Sage common stock, partially offset by an increase in the fair value of our investment in Denali common stock. Additionally, during 2024 we sold a portion of our Denali common stock and the remaining portion of our Sangamo common stock.
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
Foreign currency forward contracts and foreign currency options in effect as of December 31, 2024 and 2023, had durations of 1 to 12 months. These contracts have been designated as cash flow hedges and unrealized gains and losses on the portion of these foreign currency forward contracts and foreign currency options that are included in the effectiveness test are reported in AOCI. Realized gains and losses of such contracts and options are recognized in revenue when the sale of product in the currency being hedged is recognized and in operating expense when the expense in the currency being hedged is recorded. We recognize all cash flow hedge reclassifications from AOCI and fair value changes of excluded portions in the same line item in our consolidated statements of income that have been impacted by the hedged item.
The notional amount of foreign currency forward contracts and foreign currency options that were entered into to hedge forecasted revenue and operating expense is summarized as follows:

	Notional Amount As of December 31,
(In millions)	2024	2023
Euro	$1,062.6	$1,169.0
British pound	133.8	—
Canadian dollar	38.6	—
Total foreign currency forward contracts and options	$1,235.0	$1,169.0
The pre-tax portion of the fair value of these foreign currency forward contracts and foreign currency options that were included in AOCI in total equity is summarized as follows:

	For the Years Ended December 31,
(In millions)	2024	2023	2022
Unrealized gains	$50.6	$—	$29.9
Unrealized (losses)	(0.3)	(34.8)	(21.3)
Net unrealized gains (losses)	$50.3	$(34.8)	$8.6
We expect the net unrealized gains of approximately $50.3 million to be settled over the next 12 months, with any amounts in AOCI to be reported as an adjustment to revenue or operating expense. We consider the impact of our and our counterparties’ credit risk on the fair value of the contracts as well as the ability of each party to execute its contractual obligations. As of December 31, 2024 and 2023, credit risk did not materially change the fair value of our foreign currency forward contracts and forward currency options.
The following table summarizes the effect of foreign currency forward contracts and forward currency options designated as hedging instruments in our consolidated statements of income:

For the Years Ended December 31,
Net Gains/(Losses) Reclassified from AOCI into Operating Income (in millions)				Net Gains/(Losses) Excluded from Effectiveness Testing and Recognized in Operating Income (in millions)
Location	2024	2023	2022	Location	2024	2023	2022
Revenue	$18.1	$11.6	$201.6	Revenue	$(0.8)	$(2.4)	$(8.6)
Operating expense	(12.9)	3.7	(5.5)	Operating expense	—	—	—

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
The following table summarizes the effect of our net investment hedges in our consolidated financial statements:

For the Year Ended December 31, 2022
Net Gains/(Losses) Recognized in Other Comprehensive Income (Effective Portion) (in millions)		Net Gains/(Losses) Recognized in Other Comprehensive Income (Amounts Excluded from Effectiveness Testing) (in millions)		Net Gains/(Losses) Recognized in Net Income (Amounts Excluded from Effectiveness Testing) (in millions)
Location	2022	Location	2022	Location	2022
Gains (losses) on net investment hedge(1)	$20.4	Gains (losses) on net investment hedge(1)	$(3.2)	Other (income) expense(1)	$(4.6)

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
The aggregate notional amount of these outstanding foreign currency forward contracts was $738.7 million and $1,301.5 million as of December 31, 2024 and 2023, respectively. Net losses of $49.7 million, net gains of $3.8 million and net losses of $34.7 million related to these contracts were recorded as a component of other (income) expense, net for the years ended December 31, 2024, 2023 and 2022, respectively.
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
The following table summarizes the fair value and presentation in our consolidated balance sheets of our outstanding derivative instruments, including those designated as hedging instruments:

		As of December 31,
(In millions)	Balance Sheet Location	2024	2023
Cash Flow Hedging Instruments:
Asset derivative instruments	Other current assets	$58.4	$0.3
Liability derivative instruments	Accrued expense and other	0.3	26.5

Other Derivative Instruments:
Asset derivative instruments	Other current assets	4.1	11.6
Liability derivative instruments	Accrued expense and other	11.4	5.1

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11:	Property, Plant and Equipment
Property, plant and equipment are recorded at historical cost, net of accumulated depreciation. Components of property, plant and equipment, net are summarized as follows:

	As of December 31,
(In millions)	2024	2023
Land	$202.4	$202.4
Buildings	1,963.7	1,601.3
Leasehold improvements	137.8	135.7
Machinery and equipment	2,109.8	1,703.8
Computer software and hardware	1,070.5	1,032.1
Furniture and fixtures	59.5	61.5
Construction in progress	308.4	975.4
Total cost	5,852.1	5,712.2
Less: accumulated depreciation	(2,670.8)	(2,402.5)
Total property, plant and equipment, net	$3,181.3	$3,309.7
Depreciation expense totaled $286.7 million, $254.2 million and $272.4 million for the years ended December 31, 2024, 2023 and 2022, respectively.
For the years ended December 31, 2024, 2023 and 2022, we capitalized interest costs related to construction in progress totaling approximately $3.2 million, $21.7 million and $17.1 million, respectively.
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
125 Broadway Building Sale
In September 2022 we completed the sale of our building and land parcel located at 125 Broadway for an aggregate sales price of approximately $603.0 million, which is inclusive of a $10.8 million tenant allowance. This sale resulted in a pre-tax gain on sale of approximately $503.7 million, net of transaction costs, which is reflected within gain on sale of building, net in our consolidated statements of income for the year ended December 31, 2022. This transaction included approximately $79.2 million of property, plant and equipment, net, which comprised of approximately $72.6 million for buildings, approximately $1.6 million for land and approximately $5.0 million for machinery and equipment.

Note 12:	Leases
We lease real estate, including laboratory and office space, and certain equipment.
Our leases have remaining lease terms ranging from less than one year to fourteen years. Certain leases include one or more options to renew, exercised at our sole discretion, with renewal terms that can extend the lease term from less than one year to ten years.
In addition, we sublease certain real estate to third parties. Our sublease portfolio consists of operating leases, with remaining lease terms ranging from less than one year to five years.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
All of our leases qualify as operating leases. The following table summarizes the presentation in our consolidated balance sheets of our operating leases:

		As of December 31,
(In millions)	Balance sheet location	2024	2023
Assets:
Operating lease assets	Operating lease assets	$356.4	$420.0

Liabilities
Current operating lease liabilities	Accrued expense and other	$86.4	$90.3
Non-current operating lease liabilities	Long-term operating lease liabilities	334.5	400.0
Total operating lease liabilities		$420.9	$490.3
The following table summarizes the effect of lease costs in our consolidated statements of income:

		For the Years Ended December 31,
(In millions)	Income Statement Location	2024	2023	2022
Operating lease cost	Research and development	$2.4	$2.0	$2.0
	Selling, general and administrative	110.1	128.1	95.9
Variable lease cost	Research and development	0.4	0.5	0.4
	Selling, general and administrative	31.2	37.3	25.4
Sublease income	Selling, general and administrative	(14.8)	(23.5)	(24.0)
	Other (income) expense, net	(4.0)	(4.1)	(4.1)
Net lease cost		$125.3	$140.3	$95.6
Variable lease cost primarily related to operating expense, taxes and insurance associated with our operating leases. As these costs are generally variable in nature, they are not included in the measurement of the operating lease asset and related lease liability.
The minimum lease payments for the next five years and thereafter are expected to be as follows:

(In millions)	As of December 31, 2024
2025	$103.4
2026	88.5
2027	88.3
2028	50.2
2029	21.9
Thereafter	152.4
Total lease payments	$504.7
Less: interest	83.8
Present value of operating lease liabilities	$420.9
The weighted average remaining lease term and weighted average discount rate of our operating leases are as follows:

	As of December 31,
	2024	2023
Weighted average remaining lease term in years	7.20	7.37
Weighted average discount rate	4.5%	4.5%

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Supplemental disclosure of cash flow information related to our operating leases included in cash flow provided by operating activities in our consolidated statements of cash flow is as follows:

	As of December 31,
(In millions)	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities	$115.8	$116.4	$107.4
Operating lease assets obtained in exchange for lease obligations	16.9	146.0	108.3
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
300 Binney Street Lease Modification
In September 2022 we entered into an agreement to partially terminate a portion of our lease located at 300 Binney Street, as well as to reduce the lease term for the majority of the remaining space. The agreement was driven by our 2022 efforts to reduce costs by consolidating real estate locations. The transaction was treated as a lease modification as of the effective date and resulted in the derecognition of a right-of-use asset of approximately $47.4 million and a lease liability of approximately $52.7 million, which resulted in a gain of approximately $5.3 million, which was recorded within restructuring charges in our consolidated statements of income for the year ended December 31, 2022. As of December 31, 2024, we no longer lease any portion of this space.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13:	Indebtedness
Our indebtedness is summarized as follows:

	As of December 31,
(In millions)	2024	2023
Current portion:
2023 Term Loan 364-day tranche	$—	$150.0
4.050% Senior Notes due September 15, 2025	1,748.6	—
Current portion of notes payable and term loan	$1,748.6	$150.0
Non-current portion:
2023 Term Loan three-year tranche	$—	$500.0
4.050% Senior Notes due September 15, 2025	—	1,746.6
2.250% Senior Notes due May 1, 2030	1,494.7	1,493.8
5.200% Senior Notes due September 15, 2045	1,101.1	1,100.7
3.150% Senior Notes due May 1, 2050	1,475.0	1,474.3
3.250% Senior Notes due February 15, 2051	476.4	472.8
Non-current portion of notes payable and term loan	$4,547.2	$6,788.2
In connection with our acquisition of Reata we drew $1.0 billion from our 2023 Term Loan, comprised of a $500.0 million floating rate 364-day tranche and a $500.0 million floating rate three-year tranche. As of December 31, 2024, our 2023 Term Loan was repaid in full.
As of December 31, 2024, we were in compliance with our senior note covenants and term loan covenants.
2023 Term Loan Credit Agreement
In connection with our acquisition of Reata in September 2023 we entered into a $1.5 billion term loan credit agreement. On the closing date of the Reata acquisition we drew $1.0 billion from the 2023 Term Loan, comprised of a $500.0 million floating rate 364-day tranche and a $500.0 million floating rate three-year tranche. The remaining unused commitment of $500.0 million was terminated. As of December 31, 2023, we repaid $350.0 million of the 364-day tranche. The remaining $150.0 million portion of the 364-day tranche was repaid during the first quarter of 2024.
Additionally, during the first quarter of 2024 we repaid $250.0 million of the three-year tranche, with the remaining $250.0 million portion being subsequently repaid in full during the second quarter of 2024. For additional information on our acquisition of Reata, please read Note 2, Acquisitions, to these consolidated financial statements.
2021 Exchange Offer Senior Notes
The following is a summary of our currently outstanding senior unsecured notes issued in 2021 as part of our Exchange Offer (the 2021 Exchange Offer Senior Notes), consisting of the following:
•$700.7 million aggregate principal amount of 3.25% Senior Notes due February 15, 2051, valued at 99.298% of par.
Our 2021 Exchange Offer Senior Notes are senior unsecured obligations and may be redeemed at our option at any time at 100.0% of the principal amount plus accrued interest and a specified make-whole amount. Our 2021 Exchange Offer Senior Notes contain a change of control provision that may require us to purchase the notes at a price equal to 101.0% of the principal amount plus accrued and unpaid interest to the date of purchase under certain circumstances.
The costs associated with this exchange offer of approximately $5.4 million have been recorded as a reduction to the carrying amount of the debt in our consolidated balance sheets. These costs along with the discounts will be amortized as additional interest expense using the effective interest rate method over the period from issuance through maturity. Interest on our 2021 Exchange Offer Senior Notes is payable February 15 and August 15 of each year, commencing August 15, 2021.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2020 Senior Notes
The following is a summary of our currently outstanding senior unsecured notes issued in 2020 (2020 Senior Notes), consisting of the following:
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
The original costs associated with this offering of approximately $47.5 million, of which approximately $23.6 million pertains to our currently outstanding notes, have been recorded as a reduction to the carrying amount of the debt in our consolidated balance sheets. These costs along with the discounts will be amortized as additional interest expense using the effective interest rate method over the period from issuance through maturity. Interest on our 2015 Senior Notes is payable March 15 and September 15 of each year, commencing March 15, 2016.
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
2024 Revolving Credit Facility
In August 2024 we entered into a $1.5 billion, five-year senior unsecured revolving credit facility under which we are permitted to draw funds for working capital and general corporate purposes. The terms of the revolving credit facility include a financial covenant that requires us not to exceed a maximum consolidated leverage ratio. This revolving credit facility replaced the revolving credit facility that we entered into in January 2020. As of December 31, 2024, we had no outstanding borrowings and were in compliance with all covenants under this facility.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Debt Maturity
The total gross payments due under our debt arrangements are as follows:

(In millions)	As of December 31, 2024
2025	$1,750.0
2026	—
2027	—
2028	—
2029	—
2030 and thereafter	4,817.3
Total current and non-current debt	6,567.3
Less: debt discount and issuance fees	(271.5)
Total current and non-current debt, net	$6,295.8
The fair value of our debt is disclosed in Note 8, Fair Value Measurements, to these consolidated financial statements.

Note 14:	Equity
Preferred Stock
We have 8.0 million shares of Preferred Stock authorized, of which 1.75 million shares are authorized as Series A, 1.0 million shares are authorized as Series X junior participating and 5.25 million shares are undesignated. Shares may be issued without a vote or action of shareholders from time to time in classes or series with the designations, powers, preferences and the relative, participating, optional or other special rights of the shares of each such class or series and any qualifications, limitations or restrictions thereon as set forth in the instruments governing such shares. Any such Preferred Stock may rank prior to common stock as to dividend rights, liquidation preference or both, and may have full or limited voting rights and may be convertible into shares of common stock. No shares of Preferred Stock were issued and outstanding during 2024, 2023 and 2022.
Common Stock
The following table describes the number of shares authorized, issued and outstanding of our common stock as of December 31, 2024, 2023 and 2022:

	As of December 31, 2024			As of December 31, 2023			As of December 31, 2022
(In millions)	Authorized	Issued	Outstanding	Authorized	Issued	Outstanding	Authorized	Issued	Outstanding
Common stock	1,000.0	169.5	145.8	1,000.0	168.7	144.9	1,000.0	167.9	144.0
Share Repurchases
In October 2020 our Board of Directors authorized our 2020 Share Repurchase Program, which is a program to repurchase up to $5.0 billion of our common stock. Our 2020 Share Repurchase Program does not have an expiration date. All shares repurchased under our 2020 Share Repurchase Program were retired. Under our 2020 Share Repurchase Program, we repurchased and retired approximately 3.6 million shares of our common stock at a cost of approximately $750.0 million during the year ended December 31, 2022. There were no share repurchases of our common stock during the years ended December 31, 2024 and 2023. Approximately $2.1 billion remained available under our 2020 Share Repurchase Program as of December 31, 2024.
Amounts paid to repurchase shares in excess of their par value are allocated between additional paid-in-capital and retained earnings, with payments in excess of our additional paid-in-capital balance recorded as a reduction to retained earnings.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Accumulated Other Comprehensive Income (Loss)
The following tables summarize the changes in AOCI, net of tax by component:

	December 31, 2024
(In millions)	Unrealized Gains (Losses) on Cash Flow Hedges, Net of Tax	Unrealized Gains (Losses) on Pension Benefit Obligation, Net of Tax	Currency Translation Adjustments, Net of Tax	Total
Balance, December 31, 2023	$(25.0)	$(2.6)	$(126.1)	$(153.7)
Other comprehensive income (loss) before reclassifications	80.8	(14.0)	(45.1)	21.7
Amounts reclassified from AOCI	(4.2)	—	—	(4.2)
Net current period other comprehensive income (loss)	76.6	(14.0)	(45.1)	17.5
Balance, December 31, 2024	$51.6	$(16.6)	$(171.2)	$(136.2)

	December 31, 2023
(In millions)	Unrealized Gains (Losses) on Securities Available for Sale, Net of Tax	Unrealized Gains (Losses) on Cash Flow Hedges, Net of Tax	Unrealized Gains (Losses) on Pension Benefit Obligation, Net of Tax	Currency Translation Adjustments, Net of Tax	Total
Balance, December 31, 2022	$(15.7)	$15.1	$(1.1)	$(163.2)	$(164.9)
Other comprehensive income (loss) before reclassifications	2.3	(26.8)	(1.5)	37.1	11.1
Amounts reclassified from AOCI	13.4	(13.3)	—	—	0.1
Net current period other comprehensive income (loss)	15.7	(40.1)	(1.5)	37.1	11.2
Balance, December 31, 2023	$—	$(25.0)	$(2.6)	$(126.1)	$(153.7)

	December 31, 2022
(In millions)	Unrealized Gains (Losses) on Securities Available for Sale, Net of Tax	Unrealized Gains (Losses) on Cash Flow Hedges, Net of Tax	Gains (Losses) on Net Investment Hedges, Net of Tax(1)	Unrealized Gains (Losses) on Pension Benefit Obligation, Net of Tax	Currency Translation Adjustments, Net of Tax	Total
Balance, December 31, 2021	$(2.2)	$53.8	$25.5	$(44.8)	$(139.0)	$(106.7)
Other comprehensive income (loss) before reclassifications	(23.5)	137.3	12.6	43.7	(83.1)	87.0
Amounts reclassified from AOCI	10.0	(176.0)	(38.1)	—	58.9	(145.2)
Net current period other comprehensive income (loss)	(13.5)	(38.7)	(25.5)	43.7	(24.2)	(58.2)
Balance, December 31, 2022	$(15.7)	$15.1	$—	$(1.1)	$(163.2)	$(164.9)

(1) Beginning in the second quarter of 2022 we no longer held net investment hedges as they were closed with the sale of our 49.9% equity interest in Samsung Bioepis in April 2022. For additional information on the sale of our equity interest in Samsung Bioepis, please read Note 3, Dispositions, to these consolidated financial statements.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table summarizes the amounts reclassified from AOCI:

(In millions)	Amounts Reclassified from AOCI			Income Statement Location
	For the Years Ended December 31,
	2024	2023	2022
Gains (losses) on securities available for sale	$—	$(17.0)	$(12.6)	Other (income) expense, net
	—	3.6	2.6	Income tax (benefit) expense

Gains (losses) on cash flow hedges	18.1	11.6	201.6	Revenue
	(12.9)	3.7	(5.5)	Operating expense
	(0.4)	(0.3)	(0.3)	Other (income) expense, net
	(0.6)	(1.7)	(19.8)	Income tax (benefit) expense

Gains (losses) on net investment hedges(1)	—	—	38.1	Other (income) expense, net

Currency translation adjustments	—	—	(58.9)	Other (income) expense, net

Total reclassifications, net of tax	$4.2	$(0.1)	$145.2

(1) Beginning in the second quarter of 2022 we no longer held net investment hedges as they were closed with the sale of our 49.9% equity interest in Samsung Bioepis in April 2022. For additional information on the sale of our equity interest in Samsung Bioepis, please read Note 3, Dispositions, to these consolidated financial statements.

Note 15:	Earnings per Share
Basic and diluted shares outstanding used in our earnings per share calculation are calculated as follows:

	For the Years Ended December 31,
(In millions)	2024	2023	2022
Numerator:
Net income attributable to Biogen Inc.	$1,632.2	$1,161.1	$3,046.9
Denominator:
Weighted-average number of common shares outstanding	145.6	144.7	145.3
Effect of dilutive securities:
Time-vested restricted stock units	0.3	0.7	0.5
Market stock units	—	—	0.1
Performance stock units settled in stock	—	0.2	0.1
Dilutive potential common shares	0.3	0.9	0.7
Shares used in calculating diluted earnings per share	145.9	145.6	146.0
Amounts excluded from the calculation of net income per diluted share because their effects were anti-dilutive were insignificant.
Earnings per share for the year ended December 31, 2022, reflects the repurchase of approximately 3.6 million shares of our common stock, respectively, under our 2020 Share Repurchase Program. There were no share repurchases of our common stock during the years ended December 31, 2024 and 2023. For additional information on our 2020 Share Repurchase Program, please read Note 14, Equity, to these consolidated financial statements.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 16:	Share-Based Payments
Share-Based Compensation Expense
The following table summarizes share-based compensation expense included in our consolidated statements of income:

	For the Years Ended December 31,
(In millions)	2024	2023	2022
Research and development	$154.1	$296.7	$98.5
Selling, general and administrative	198.6	371.7	175.1
Subtotal	352.7	668.4	273.6
Capitalized share-based compensation costs	(10.3)	(10.2)	(9.3)
Share-based compensation expense included in total cost and expense	342.4	658.2	264.3
Income tax effect	(63.4)	(132.6)	(49.2)
Share-based compensation expense included in net income attributable to Biogen Inc.	$279.0	$525.6	$215.1
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
In connection with our acquisition of HI-Bio in July 2024 we recognized HI-Bio equity-based compensation expense, inclusive of employer taxes, of approximately $56.4 million attributable to the post-acquisition service period, of which $42.5 million was recognized as a charge to research and development expense with the remaining $13.9 million as a charge to selling, general and administrative expense within our consolidated statements of income for the year ended December 31, 2024. These amounts were associated with the accelerated vesting of stock options and RSUs previously granted to HI-Bio employees and required no future services to vest.
For additional information on our acquisitions of HI-Bio and Reata, please read Note 2, Acquisitions, to these consolidated financial statements.
The following table summarizes share-based compensation expense associated with each of our share-based compensation programs:

	For the Years Ended December 31,
(In millions)	2024	2023	2022
Time-vested restricted stock units	$236.4	$220.0	$202.3
Performance stock units settled in stock	48.4	35.5	35.0
Performance stock units settled in cash	(2.5)	6.8	10.1
Employee stock purchase plan	9.7	10.5	12.7
Stock options	3.7	3.7	0.3
Market stock units	0.6	4.9	13.2
Reata equity awards(1)	—	387.0	—
HI-Bio equity awards(1)	56.4	—	—
Subtotal	352.7	668.4	273.6
Capitalized share-based compensation costs	(10.3)	(10.2)	(9.3)
Share-based compensation expense included in total cost and expense	$342.4	$658.2	$264.3

(1) Relates to the Reata and HI-Bio equity-based compensation expense attributable to the post-acquisition service period, associated with the accelerated vesting of stock options and RSUs previously granted to Reata and HI-Bio employees that required no future services to vest. For additional information on our acquisitions of Reata and HI-Bio, please read Note 2, Acquisitions, to these consolidated financial statements.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
As of December 31, 2024, unrecognized compensation cost related to unvested share-based compensation was approximately $292.2 million, net of estimated forfeitures. We expect to recognize the cost of these unvested awards over a weighted-average period of 1.8 years.
Share-Based Compensation Plans
We have two share-based compensation plans pursuant to which awards are currently being made: (i) the Biogen Inc. 2024 Omnibus Equity Plan (2024 Omnibus Equity Plan); and (ii) the Biogen Inc. 2024 Employee Stock Purchase Plan (2024 ESPP).
We have three share-based compensation plans pursuant to which outstanding awards have been made, but from which no further awards can or will be made: (i) the Biogen Inc. 2006 Non-Employee Directors Equity Plan (2006 Directors Plan); (ii) the Biogen Inc. 2017 Omnibus Equity Plan (2017 Omnibus Equity Plan); and (iii) the Biogen Inc. 2015 Employee Stock Purchase Plan (2015 ESPP).
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

	December 31, 2024
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at December 31, 2023	81,000	$301.85	8.9 years
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding at December 31, 2024	81,000	$301.85	7.9 years
Exercisable at December 31, 2024	54,000	$301.85	7.9 years

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
Beginning in 2022 we no longer grant MSUs as part of our long term incentive program and have replaced with granting performance-vested RSUs.
The following table summarizes our MSU activity:

	December 31, 2024
	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2023	34,000	$359.77
Granted	—	—
Vested	(29,000)	375.59
Forfeited	(5,000)	375.20
Unvested at December 31, 2024	—	$—
The fair values of MSUs vested in 2024, 2023 and 2022 totaled $6.3 million, $20.7 million and $18.8 million, respectively.
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
Beginning in 2022 we no longer grant MSUs as part of long term incentive program and have replaced with granting PSUs with a performance metric based on a three-year cumulative relative total shareholder return (rTSR) metric. Beginning in 2024 we began granting PSUs with a performance metric based on the three-year cumulative aggregate growth rate of our earnings per share during the performance period.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table summarizes our PSUs that settle in stock activity:

	December 31, 2024
	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2023	389,000	$325.73
Granted (1)	266,000	280.60
Vested	(59,000)	277.05
Forfeited	(46,000)	308.84
Unvested at December 31, 2024	550,000	$310.61

(1) PSUs settled in stock granted in 2024 include awards granted in conjunction with our annual awards made in February 2024 and PSUs granted in conjunction with the hiring of employees. These grants reflect the target number of shares eligible to be earned at the time of grant.
PSUs settled in stock granted in 2023 and 2022 had weighted average grant date fair values of $383.61 and $294.43, respectively.
We value grants of PSUs with a performance metric based on a three-year cumulative rTSR metric using a lattice model with a Monte Carlo simulation. This valuation methodology utilizes several key assumptions, the 30 calendar day average closing stock price on the date of grant for PSUs, expected volatility of our stock price, risk-free rates of return and expected dividend yield.
The assumptions used in our valuation are summarized as follows:

	For the Years Ended December 31,
	2024	2023	2022
Expected dividend yield	—%	—%	—%
Range of expected stock price volatility	35.1%	44.7%	44.0% - 45.9%
Range of risk-free interest rates	4.1%	4.1%	1.8% - 3.9%
30 calendar day average stock price on grant date	$251.69	$283.93	$231.31 - $294.86
Weighted-average per share grant date fair value	$280.60	$383.61	$294.43
The fair values of PSUs settled in stock that vested in 2024, 2023 and 2022 totaled $13.2 million, $28.6 million and $9.5 million, respectively.
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

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table summarizes our PSUs that settle in cash activity:

December 31, 2024
Shares
Unvested at December 31, 2023	41,000
Granted	—
Vested	(39,000)
Forfeited	(2,000)
Unvested at December 31, 2024	—
The fair values of PSUs settled in cash that vested in 2024, 2023 and 2022 totaled $9.5 million, $11.7 million and $11.0 million, respectively.
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
The following table summarizes our RSU activity:

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2023	1,856,000	$256.74
Granted (1)	1,300,000	235.82
Vested	(830,000)	254.33
Forfeited	(275,000)	249.22
Unvested at December 31, 2024	2,051,000	$246.22

(1) RSUs granted in 2024 primarily represent RSUs granted in conjunction with our annual awards made in February 2024 and awards made in conjunction with the hiring of new employees. RSUs granted in 2024 also include approximately 11,200 RSUs granted to our Board of Directors.
RSUs granted in 2023 and 2022 had weighted average grant date fair values of $282.92 and $221.28, respectively.
The fair values of RSUs vested in 2024, 2023 and 2022 totaled $193.6 million, $232.1 million and $116.3 million, respectively.
Employee Stock Purchase Plan
2024 Employee Stock Purchase Plan
In June 2024 our shareholders approved the 2024 ESPP. The 2024 ESPP, which became effective on July 1, 2024, replaced the 2015 ESPP, which expired on June 30, 2024. The maximum number of shares of our common stock that may be purchased under the 2024 ESPP is 2.5 million.
The following table summarizes our ESPP activity:

	For the Years Ended December 31,
(In millions, except share amounts)	2024	2023	2022
Shares issued under the 2024 ESPP	40,000	—	—
Shares issued under the 2015 ESPP	175,000	199,000	241,000
Cash received under the 2024 ESPP	$5.1	$—	$—
Cash received under the 2015 ESPP	$31.2	$45.1	$44.2

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 17:	Income Taxes
Income Tax Expense
Income before income tax (benefit) expense and the income tax (benefit) expense consist of the following:

	For the Years Ended December 31,
(In millions)	2024	2023	2022
Income before income tax (benefit) expense:
Domestic	$853.4	$192.4	$1,842.0
Foreign	1,052.6	1,104.4	1,749.8
Total income before income tax (benefit) expense	$1,906.0	$1,296.8	$3,591.8
Income tax (benefit) expense:
Current:
Federal	$448.9	$377.6	$694.5
State	50.5	15.1	39.0
Foreign	(67.5)	48.4	67.9
Total current	431.9	441.1	801.4
Deferred:
Federal	(154.5)	(587.4)	(328.3)
State	(17.3)	(12.7)	2.5
Foreign	13.7	294.3	157.2
Total deferred	(158.1)	(305.8)	(168.6)
Total income tax (benefit) expense	$273.8	$135.3	$632.8
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
As of December 31, 2024 and 2023, we have accrued income tax liabilities of $234.0 million and $419.5 million, respectively, under the Transition Toll Tax. The amount accrued as of December 31, 2024, is expected to be paid within one year. The Transition Toll Tax is being paid in installments over an eight--year period, which started in 2018, and will not accrue interest.
Unremitted Earnings
At December 31, 2024, we considered our earnings not to be permanently reinvested outside the U.S. and therefore recorded deferred tax liabilities associated with an estimate of the total withholding taxes expected as a result of our repatriation of earnings. Other than for earnings, we are permanently reinvested for book/tax basis differences of approximately $1.5 billion as of December 31, 2024, primarily arising through the impacts of purchase accounting. These permanently reinvested basis differences could reverse through sales of the foreign subsidiaries, as well as various other events, none of which were considered probable as of December 31, 2024. The residual U.S. tax liability, if these differences reverse, would be between $300.0 million and $400.0 million as of December 31, 2024.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Deferred Tax Assets and Liabilities
Significant components of our deferred tax assets and liabilities are summarized as follows:

	As of December 31,
(In millions)	2024	2023
Deferred tax assets:
Tax credits	$294.0	$252.8
Inventory, other reserves and accruals	219.2	203.7
Intangibles, net	989.6	1,153.9
IRC Section 174 capitalized research and development	733.9	570.8
Net operating loss	1,357.2	1,700.4
Share-based compensation	34.4	36.1
Other	318.4	293.3
Valuation allowance	(1,013.7)	(1,278.7)
Total deferred tax assets	$2,933.0	$2,932.3
Deferred tax liabilities:
Purchased inventory valuation step-up and intangible assets	$(1,529.6)	$(1,257.4)
Samsung Bioepis investment installments	—	(35.5)
GILTI	(1,054.8)	(1,136.9)
Depreciation, amortization and other	(214.9)	(215.7)
Total deferred tax liabilities	$(2,799.3)	$(2,645.5)
As of December 31, 2024, 2023, 2022 and 2021, we had a valuation allowance of $1,013.7 million, $1,278.7 million, $2,003.3 million and $1,961.3 million, respectively, related to net operating losses in Switzerland and Neurimmune's tax basis in ADUHELM.
The change in the valuation allowance between December 31, 2024 and 2023, was primarily driven by movements in net operating loss deferred tax assets in Switzerland. The net income tax impact of the changes in the valuation allowance was a benefit of approximately $56.8 million for the year ended December 31, 2024.
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
The change in the valuation allowance between December 31, 2022 and 2021, was primarily driven by an addition of $85.0 million related to Neurimmune's tax basis in ADUHELM. For additional information on the deconsolidation and our collaboration arrangement with Neurimmune, please read Note 20, Investments in Variable Interest Entities, to these consolidated financial statements.
In addition to deferred tax assets and liabilities, we have recorded deferred charges related to intra-entity sales of inventory. As of December 31, 2024 and 2023, the total deferred charges were $273.1 million and $69.3 million, respectively.
Inflation Reduction Act
In August 2022 the IRA was signed into law in the U.S. The IRA introduced new tax provisions, including a 15.0% corporate alternative minimum tax and a 1.0% excise tax on stock repurchases. The provisions of the IRA are effective for periods after December 31, 2022. The IRA did not result in any material adjustments to our income tax provision or income tax balances as of December 31, 2024 and 2023. Preliminary guidance has been issued by the IRS and we expect additional guidance and regulations to be issued in future periods. We will continue to assess its potential impact on our business and results of operations as further information becomes available.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Pillar Two
The OECD has issued model rules, which generally provide for a jurisdictional minimum effective tax rate of 15.0% as defined in those rules. Various countries have or are in the process of enacting legislation intended to implement the principles effective January 1, 2024. Our income tax provision for the year ended December 31, 2024, reflects currently enacted legislation and guidance related to the OECD model rules. This enacted legislation and guidance related to the OECD model rules did not result in any material adjustments to our income tax provision or income tax balances as of December 31, 2024.
Tax Rate
A reconciliation between the U.S. federal statutory tax rate and our effective tax rate is summarized as follows:

	For the Years Ended December 31,
	2024	2023	2022
Statutory rate	21.0%	21.0%	21.0%
State taxes	1.8	1.1	1.1
Taxes on foreign earnings, including valuation allowances	(7.6)	(5.9)	(4.9)
Tax credits	(2.2)	(7.3)	(1.7)
Purchased inventory valuation step-up and intangible assets	2.1	0.7	0.3
GILTI	(1.6)	(0.6)	0.7
Sale of Samsung Bioepis	—	—	(1.6)
Litigation settlement agreement	—	—	2.6
Neurimmune tax impacts	—	—	2.3
Internal reorganization	—	(0.1)	(1.4)
Other, including permanent items	0.9	1.5	(0.8)
Effective tax rate	14.4%	10.4%	17.6%
Changes in Tax Rate
For the year ended December 31, 2024, compared to 2023, the increase in our effective tax rate was partially driven by the relative deferred tax effects of the changes in the value of our equity investments and amortization of purchased intangible assets and inventory. Further, 2023 benefited from the combined impacts of Reata acquisition-related expenses and the resolution of an uncertain tax matter related to tax credits. This was partially offset by a 2024 benefit related to a decrease in our valuation allowance related to projected future foreign taxable income, as discussed in the Deferred Tax Assets and Liabilities section above.
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
Neurimmune Deferred Tax Asset
During the first quarter of 2022, upon issuance of the final NCD related to ADUHELM, we recorded an increase in a valuation allowance of approximately $85.0 million to reduce the net value of a previously recorded deferred tax asset in Switzerland on Neurimmune's tax basis in ADUHELM, the realization of which was dependent on future sales of ADUHELM, to zero.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
This adjustment to our net deferred tax asset was recorded with an equal and offsetting amount assigned to net income (loss) attributable to noncontrolling interests, net of tax in our consolidated statements of income, resulting in a zero net impact to net income attributable to Biogen Inc.
During the fourth quarter of 2023 Neurimmune was deconsolidated from our consolidated financial statements. For additional information on the deconsolidation and our collaboration arrangement with Neurimmune, please read Note 20, Investments in Variable Interest Entities, to these consolidated financial statements.
Tax Attributes
As of December 31, 2024, we had credit carry forwards for U.S. federal income tax purposes of approximately $163.0 million that begin to expire in 2030 and net operating losses of approximately $513.4 million that do not expire. For U.S. state income tax purposes, we had research and investment credit carry forwards of approximately $165.5 million that begin to expire in 2027 and net operating losses of approximately $220.9 million that begin to expire in 2028. For foreign income tax purposes, we had $10.7 billion of federal net operating loss carryforwards that begin to expire in 2027 and $10.1 billion of Swiss cantonal net operating loss carryforwards that begin to expire in 2027.
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
Accounting for Uncertainty in Income Taxes
A reconciliation of the beginning and ending amount of our unrecognized tax benefits is summarized as follows:

	For the Years Ended December 31,
(In millions)	2024	2023	2022
Beginning balance	$173.4	$606.4	$563.4
Additions based on tax positions related to the current period	1.2	5.2	36.3
Additions for tax positions of prior periods	31.5	60.2	23.4
Reductions for tax positions of prior periods	(3.1)	(485.0)	(14.9)
Statute expirations	(12.7)	(2.1)	(1.6)
Settlement refund (payment)	(4.0)	(11.3)	(0.2)
Ending balance	$186.3	$173.4	$606.4
As of December 31, 2022, the unrecognized tax benefits related to a deferred tax asset for Swiss tax purposes for Neurimmune's tax basis in ADUHELM was approximately $450.0 million. This unrecognized tax benefit was recorded as a reduction to the gross deferred tax asset, resulting in the net deferred tax asset, as discussed above, and not as a separate liability on our consolidated balance sheets. During the year ended December 31, 2023, we decreased our gross unrecognized tax benefits by approximately $450.0 million related to this item as a result of the deconsolidation of Neurimmune.
We file income tax returns in various U.S. states and in U.S. federal and other foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal tax examination for years before 2021 or state, local or non-U.S. income tax examinations for years before 2013.
The U.S. Internal Revenue Service and other national tax authorities routinely examine our intercompany transfer pricing with respect to intellectual property related transactions and it is possible that they may disagree with one or more positions we have taken with respect to such valuations.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Included in the balance of unrecognized tax benefits as of December 31, 2024, 2023 and 2022, are $139.3 million, $147.6 million and $134.0 million (net of the federal benefit on state issues), respectively, of unrecognized tax benefits that, if recognized, would affect the effective income tax rate in future periods.
We recognize potential interest and penalties related to unrecognized tax benefits in income tax (benefit) expense within our consolidated statements of income. During the years ended December 31, 2024, 2023 and 2022, we recognized total interest and penalty expense of $13.8 million, $5.1 million and $0.7 million, respectively. We have accrued $40.7 million and $30.2 million for the payment of interest and penalties as of December 31, 2024 and 2023, respectively.
It is reasonably possible that we will adjust the value of our uncertain tax positions related to certain transfer pricing, collaboration matters, withholding taxes and other issues as we receive additional information from various taxing authorities, including reaching settlements with such authorities.
We estimate that it is reasonably possible that our gross unrecognized tax benefits, exclusive of interest, could decrease by up to approximately $45.0 million in the next 12 months as a result of various audit closures, settlements and expiration of the statute of limitations.

Note 18:	Other Consolidated Financial Statement Detail
Supplemental Cash Flow Information
Supplemental disclosure of cash flow information is summarized as follows:

	For the Years Ended December 31,
(In millions)	2024	2023	2022
Cash paid during the year for:
Interest	$245.4	$252.2	$262.5
Income taxes	355.1	740.7	932.9
Other (Income) Expense, Net
Components of other (income) expense, net, are summarized as follows:

	For the Years Ended December 31,
(In millions)	2024	2023	2022
Interest income	$(67.6)	$(276.5)	$(89.3)
Interest expense	250.3	246.9	246.6
(Gains) losses on investments, net	100.4	291.2	277.3
Foreign exchange (gains) losses, net	30.9	50.4	35.5
Gain on sale of equity interest in Samsung Bioepis(1)	—	—	(1,505.4)
Litigation settlement agreement and settlement fees	—	—	917.0
Other, net	29.6	3.5	10.1
Total other (income) expense, net	$343.6	$315.5	$(108.2)

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

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table summarizes our (gains) losses on investments, net that relates to our equity securities held during the following periods:

	For the Years Ended December 31,
(In millions)	2024	2023	2022
Net (gains) losses recognized on equity securities	$100.4	$275.2	$264.7
Less: Net (gains) losses realized on equity securities	(2.0)	5.2	—
Net unrealized (gains) losses recognized on equity securities	$102.4	$270.0	$264.7
The net unrealized losses recognized during the year ended December 31, 2024, primarily reflect a decrease in the aggregate fair value of our investments in Sage common stock of approximately $101.4 million, partially offset by an increase in the fair value of Denali and Sangamo common stock of approximately $7.5 million.
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
Accrued Expense and Other
Accrued expense and other consists of the following:

	As of December 31,
(In millions)	2024	2023
Revenue-related reserves for discounts and allowances	$937.5	$926.5
Employee compensation and benefits	375.8	335.1
Collaboration expense	309.0	214.6
Royalties and licensing fees	190.2	191.5
Current portion of contingent consideration obligations	291.2	—
Other	704.0	955.9
Total accrued expense and other	$2,807.7	$2,623.6
Other long-term liabilities were $732.3 million and $781.1 million as of December 31, 2024 and 2023, respectively, and included accrued income taxes totaling $156.7 million and $403.2 million, respectively.

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

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
OCREVUS
Pursuant to the terms of our collaboration arrangements with Genentech, we receive a tiered royalty on U.S. net sales from 13.5% and increasing up to 24.0% if annual net sales exceed $900.0 million. There will be a 50.0% reduction to these royalties upon the first entry of an FDA approved biosimilar to OCREVUS.
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
LUNSUMIO (mosunetuzumab)
In January 2022 we exercised our option with Genentech to participate in the joint development and commercialization of LUNSUMIO. Under our collaboration with Genentech, we were responsible for 30.0% of development costs for LUNSUMIO prior to FDA approval and will be entitled to a tiered share of co-promotion operating profits and losses in the U.S., as summarized in the table below. In addition, we receive low-single digit royalties on sales of LUNSUMIO outside the U.S. In December 2022 LUNSUMIO was granted accelerated approval by the FDA for the treatment of relapsed or refractory follicular lymphoma.

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
In March 2023 the First Threshold Date was achieved. As a result, beginning in April 2023 the pre-tax profit share for RITUXAN and LUNSUMIO was 35.0%. Our share of RITUXAN pre-tax profits in the U.S. in excess of $50.0 million for the year ended December 31, 2022, was 37.5%.

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
In March 2023 the Second GAZYVA Threshold Date was achieved. As a result, beginning in April 2023 the pre-tax profit share for GAZYVA was 35.0%. Our share of GAZYVA pre-tax profits in excess of $50.0 million for the year ended December 31, 2022, was 37.5%.
Revenue from Anti-CD20 Therapeutic Programs
Revenue from anti-CD20 therapeutic programs is summarized as follows:

	For the Years Ended December 31,
(In millions)	2024	2023	2022
Royalty revenue on sales of OCREVUS	$1,339.5	$1,266.2	$1,136.3
Biogen's share of pre-tax profits in the U.S. for RITUXAN, GAZYVA and LUNSUMIO(1)	392.0	409.4	547.0
Other revenue from anti-CD20 therapeutic programs	18.4	14.0	17.2
Total revenue from anti-CD20 therapeutic programs	$1,749.9	$1,689.6	$1,700.5

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
Under our agreement with Ionis, we make royalty payments to Ionis on annual worldwide net sales of SPINRAZA using a tiered royalty rate between 11.0% and 15.0%, which are recognized in cost of sales within our consolidated statements of income. Royalty cost of sales related to sales of SPINRAZA for the years ended December 31, 2024, 2023 and 2022, totaled approximately $216.1 million, $240.2 million and $243.1 million, respectively.
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

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
During the years ended December 31, 2024, 2023 and 2022, we incurred milestones of $7.5 million, $7.5 million and $10.0 million, respectively, related to the advancement of neurological targets identified under this agreement, which were recorded as research and development expense in our consolidated statements of income.
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
During the year ended December 31, 2024, we incurred a milestone payment of $20.0 million to Ionis following the approval of QALSODY in the E.U., which was recorded within intangible assets, net in our consolidated balance sheets. Additionally, during the year ended December 31, 2024, we accrued a milestone payment of $10.0 million to Ionis following the approval of QALSODY in Japan, which was recorded within intangible assets, net in our consolidated balance sheets, and is expected to be paid during the first quarter of 2025.
During the year ended December 31, 2023, we incurred a milestone payment of $16.0 million to Ionis following the FDA's approval of QALSODY, which was recorded within intangible assets, net in our consolidated balance sheets.
During the year ended December 31, 2022, we incurred a milestone payment of $17.0 million related to the advancement of a program under this agreement, which was recorded in research and development expense within our consolidated statements of income.

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
In December 2019 we exercised our option with Ionis and obtained a worldwide, exclusive, royalty-bearing license to develop and commercialize BIIB080 (tau ASO), which is currently in Phase 2 development for the potential treatment of Alzheimer's disease. In connection with the option exercise, we made a payment of $45.0 million to Ionis, which was recorded in research and development expense within our consolidated statements of income. Future payments may include additional milestone payments of up to $155.0 million and royalties on future sales in the low- to mid-teens if we successfully develop the product candidate after option exercise.
During the year ended December 31, 2022, we incurred a milestone payment of $10.0 million, related to the advancement of BIIB080 under this agreement, which was recorded in research and development expense within our consolidated statements of income.
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

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
In July 2023 the FDA granted traditional approval of LEQEMBI. Prior to receiving traditional approval, LEQEMBI had been granted accelerated approval by the FDA in January 2023, at which time it became commercially available in the U.S. Outside of the U.S., LEQEMBI is now approved in Japan (September 2023), China (January 2024), South Korea (May 2024), Hong Kong (July 2024), Israel (July 2024), United Arab Emirates (August 2024), Great Britain (August 2024) and Mexico (December 2024). Additionally, in January 2025 the FDA approved LEQEMBI monthly IV maintenance dosing for the treatment of early Alzheimer's disease.
Upon commercialization of LEQEMBI in the U.S., we began recognizing our 50.0% share of LEQEMBI product revenue, net and cost of sales, including royalties, within Alzheimer's collaboration revenue in our consolidated statements of income, as we are not the principal.
Our share of LEQEMBI sales and marketing expense and development expense are recorded within selling, general and administrative expense and research and development expense, respectively, within our consolidated statements of income.
A summary of development and sales and marketing expense related to the LEQEMBI Collaboration is as follows:

	For the Years Ended December 31,
(In millions)	2024	2023	2022
Total development expense incurred by the collaboration related to the advancement of LEQEMBI	$329.6	$371.9	$347.2
Biogen's share of the LEQEMBI Collaboration development expense reflected in research and development expense in our consolidated statements of income	164.8	186.0	173.6
Total sales and marketing expense incurred by the LEQEMBI Collaboration	647.0	304.4	104.6
Biogen's share of the LEQEMBI Collaboration sales and marketing expense reflected in selling, general and administrative expense in our consolidated statements of income	323.5	152.2	52.3
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

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
A summary of development expense, sales and marketing expense and milestone payments related to our initial ADUHELM Collaboration Agreement is as follows:

(In millions)	For the Year Ended December 31, 2022
Total ADUHELM Collaboration development expense	$149.4
Biogen's share of the ADUHELM Collaboration development expense reflected in research and development expense in our consolidated statements of income	82.2
Total sales and marketing expense incurred by the ADUHELM Collaboration	134.2
Biogen's share of the ADUHELM Collaboration sales and marketing expense reflected in selling, general and administrative expense and collaboration profit sharing/(loss reimbursement) in our consolidated statements of income	71.5
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
We recognized approximately $197.0 million related to Eisai's 45.0% share of inventory, idle capacity charges and contractual commitments in collaboration profit sharing/(loss reimbursement) within our consolidated statements of income for the year ended December 31, 2022.
Amounts receivable from Eisai related to the agreements discussed above were approximately $16.7 million and $1.4 million as of December 31, 2024 and 2023, respectively. Amounts payable to Eisai related to the agreements discussed above were approximately $138.0 million and $118.4 million as of December 31, 2024 and 2023, respectively.
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
All costs incurred for agreed indications, including research, development, sales and marketing expense, are shared equally between us and UCB. If marketing approval is obtained, both companies will jointly commercialize dapirolizumab pegol and share profits and losses equally.
A summary of development expense related to the UCB collaboration agreement is as follows:

	For the Years Ended December 31,
(In millions)	2024	2023	2022
Total UCB collaboration development expense	$77.5	$60.7	$68.0
Biogen's share of the UCB collaboration development expense reflected in research and development expense in our consolidated statements of income	38.7	30.3	34.0

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Merz Therapeutics (previously Acorda Therapeutics, Inc.)
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
In January 2024 we notified Acorda of our decision to terminate our collaboration and license agreement, effective January 1, 2025, whereby Acorda regained global commercialization rights to FAMPYRA. On April 1, 2024, Acorda filed for bankruptcy protection and announced its intention to sell substantially all of Acorda's assets to a third party. On July 10, 2024, Merz Therapeutics announced that its subsidiary Merz Pharmaceuticals LLC had completed the acquisition of FAMPYRA, and related assets from Acorda. We are now working with Merz Therapeutics on the transition of global commercialization rights of FAMPYRA and we expect to recognize minimal revenue in 2025.
For the years ended December 31, 2024, 2023 and 2022, total cost of sales related to royalties and commercial supply of FAMPYRA reflected in our consolidated statements of income were approximately $52.4 million, $55.2 million and $46.1 million, respectively.
Sage Therapeutics, Inc.
In November 2020 we entered into a global collaboration and license agreement with Sage to jointly develop and commercialize ZURZUVAE (zuranolone) for the treatment of PPD and potential treatment of MDD and BIIB124 (SAGE-324) for the potential treatment of essential tremor with potential in other neurological conditions such as epilepsy. In July 2024 we and Sage announced that the Phase 2 KINETIC 2 dose-range study of BIIB124 did not meet its endpoints. Based on these results, we discontinued our further development of BIIB124 and terminated our rights under the collaboration and license agreement specific to BIIB124, effective February 17, 2025.
In connection with the closing of this transaction in December 2020 we purchased $650.0 million of Sage common stock, or approximately 6.2 million shares at approximately $104.14 per share, which were initially subject to transfer restrictions. We may pay Sage development and commercial milestone payments that could total up to approximately $700.0 million if all the specified milestones set forth in this collaboration are achieved.
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
We reflect revenue on sales of ZURZUVAE to third parties in product revenue, net in our consolidated statements of income and record the related cost of revenue and sales and marketing expense in our consolidated statements of income to their respective line items when these costs are incurred. We share 50.0% of the profit or loss related to our global collaboration and license agreement with Sage, which is recognized in collaboration profit sharing/(loss reimbursement) in our consolidated statements of income.
For the years ended December 31, 2024 and 2023, we recognized net profit-sharing expense of approximately $27.0 million and net loss reimbursement of approximately $4.7 million, respectively, to reflect Sage's 50.0% share

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
of net collaboration losses in the U.S., which are recognized in collaboration profit sharing/(loss reimbursement) in our consolidated statements of income.
A summary of development and sales and marketing expense related to the Sage collaboration is as follows:

	For the Years Ended December 31,
(In millions)	2024	2023	2022
Total Sage collaboration development expense	$34.2	$176.7	$173.3
Biogen's share of the Sage collaboration development expense reflected in research and development expense in our consolidated statements of income	17.1	88.3	86.7
Total sales and marketing expense incurred by the Sage collaboration	118.5	187.0	109.9
Biogen's share of the Sage collaboration sales and marketing expense reflected in selling, general and administrative expense and collaboration profit sharing/(loss reimbursement) in our consolidated statements of income	59.2	93.5	55.0
Denali Therapeutics Inc.
In August 2020 we entered into a collaboration and license agreement with Denali to co-develop and co-commercialize Denali's small molecule inhibitors of LRRK2 for Parkinson's disease (LRRK2 Collaboration) and also entered into a separate agreement to obtain an exclusive option to license two preclinical programs from Denali's Transport Vehicle platform, including its ATV-enabled anti-amyloid beta program and a second program utilizing its Transport Vehicle technology. In July 2024 we terminated our license with Denali for the ATV-enabled anti-amyloid beta program. This termination also resulted in the termination of the exclusive option agreement, as discussed above.
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
A summary of development expense related to the Denali collaboration is as follows:

	For the Years Ended December 31,
(In millions)	2024	2023	2022
Total Denali collaboration development expense	$53.1	$65.0	$75.1
Biogen's share of the Denali collaboration development expense reflected in research and development expense in our consolidated statements of income	31.9	39.0	43.8
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
In March 2023 we terminated our collaboration and license agreement with Sangamo.
A summary of development expense related to the Sangamo collaboration is as follows:

	For the Years Ended December 31,
(In millions)	2023	2022
Total Sangamo collaboration development expense	$4.1	$19.1
Biogen's share of the Sangamo collaboration development expense reflected in research and development expense in our consolidated statements of income	2.4	12.1

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Other Research and Discovery Arrangements
These arrangements may include the potential for future milestone payments based on the achievement of certain clinical and commercial development payable over a period of several years.
Other
For the years ended December 31, 2024, 2023 and 2022, we recorded approximately $54.0 million, $4.1 million and $39.2 million, respectively, as research and development expense in our consolidated statements of income related to other research and discovery related arrangements.
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
2019 Development and Commercialization Agreement
In December 2019 we completed a transaction with Samsung Bioepis and secured the exclusive rights to commercialize two potential ophthalmology biosimilar products, BYOOVIZ, a ranibizumab biosimilar referencing LUCENTIS, and OPUVIZ, an aflibercept biosimilar referencing EYLEA, in major markets worldwide, including the U.S., Canada, Europe, Japan and Australia. The agreement established that Samsung Bioepis will be responsible for development and will supply both products to us at a pre-specified gross margin of approximately 45.0%.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
In October 2024 we notified Samsung Bioepis of our decision to terminate our 2019 Development and Commercialization Agreement (the DCA Agreement) solely within the U.S. and Canada. As a result of this termination we recognized impairment charges of approximately $20.2 million, which were recorded within amortization and impairment of acquired intangible assets within our consolidated statements of income for the year ended December 31, 2024. Biogen will transfer commercialization rights for BYOOVIZ and OPUVIZ in the U.S. and Canada back to Samsung Bioepis over a period of up to 18 months. During this transition period, we will continue to commercialize BYOOVIZ. The termination does not impact the other markets in the DCA Agreement.
In the fourth quarter of 2024 we made a milestone payment of $15.0 million to Samsung Bioepis related to the approval of OPUVIZ in the E.U., which was recorded within intangible assets, net in our consolidated balance sheets. We may also pay Samsung Bioepis up to approximately $150.0 million in additional development, regulatory and sales-based milestones associated with the remaining major markets covered by the agreement.
We reflect revenue on sales of BYOOVIZ to third parties in product revenue, net in our consolidated statements of income and record the related cost of revenue and sales and marketing expense in our consolidated statements of income to their respective line items when these costs are incurred.
2013 Commercial Agreement
In December 2013 we entered into an agreement with Samsung Bioepis to commercialize, over a 10-year term, 3 anti-TNF biosimilar product candidates which includes IMRALDI, an adalimumab biosimilar referencing HUMIRA, FLIXABI, an infliximab biosimilar referencing REMICADE, and BENEPALI, an etanercept biosimilar referencing ENBREL, in Europe.
In July 2024 we exercised an option to extend this agreement by an additional five years, and paid Samsung Bioepis an option exercise fee of $60.0 million, which was recorded within intangible assets, net within our consolidated balance sheets as of December 31, 2024.
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
We share 50.0% of the profit or loss related to our 2013 commercial agreement with Samsung Bioepis, which is recognized in collaboration profit sharing/(loss reimbursement) in our consolidated statements of income. For the years ended December 31, 2024, 2023 and 2022, we recognized net profit-sharing expense of approximately $227.4 million, $223.5 million and $217.4 million, respectively, to reflect Samsung Bioepis' 50.0% sharing of the net collaboration profits.
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
For the years ended December 31, 2024, 2023 and 2022, we recognized approximately $14.4 million, $13.6 million and $20.6 million, respectively, as a component of contract manufacturing, royalty and other revenue in our consolidated statements of income related to the license agreement and other services performed under our collaboration with Samsung Bioepis.
Amounts receivable from Samsung Bioepis related to the agreements discussed above were approximately $7.6 million and $9.9 million as of December 31, 2024 and 2023, respectively. Amounts payable to Samsung Bioepis related to the agreements discussed above were approximately $60.8 million and $73.7 million as of December 31, 2024 and 2023, respectively.

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
During the first quarter of 2022, upon issuance of the final NCD related to ADUHELM, we recorded an increase in a valuation allowance of approximately $85.0 million to reduce the net value of a previously recorded deferred tax asset in Switzerland on Neurimmune's tax basis in ADUHELM, the realization of which was dependent on future sales of ADUHELM, to zero. This adjustment to our net deferred tax asset was recorded with an equal and offsetting amount assigned to net income (loss) attributable to noncontrolling interests, net of tax in our consolidated statements of income, resulting in a zero net impact to net income attributable to Biogen Inc.
Excluding the impact of the Neurimmune deferred tax asset, the assets and liabilities of Neurimmune are not significant to our consolidated financial position or results of operations as it is a research and development organization. We have provided no financing to Neurimmune other than contractually required amounts.
Research and development costs for which we reimbursed Neurimmune are reflected in research and development expense in our consolidated statements of income. For the years ended December 31, 2023 and 2022, amounts reimbursed were immaterial.
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
As of December 31, 2024 and 2023, the carrying value of our investments in certain biotechnology companies representing potential unconsolidated variable interest entities totaled $23.6 million and $16.4 million, respectively. Our maximum exposure to loss related to these variable interest entities is limited to the carrying value of our investments.
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

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
Loss Contingencies
Securities Litigation asserted against Biogen
We and certain current and former officers are defendants in three securities actions pending in the District Court, one filed by Nadia Shash and Amjad Khan in November 2020 and related to statements about ADUHELM, one filed by the Oklahoma Firefighters Pension and Retirement System in February 2022 and related to statements about ADUHELM, and one filed by Thomas Allen Gray in June 2024 and related to statements about LEQEMBI, TECFIDERA and VUMERITY. All allege violations of federal securities laws under 15 U.S.C. §78j(b) and §78t(a) and 17 C.F.R. §240.10b-5 and seek declarations of the actions as class actions and monetary relief.
Derivative Actions
We and members of the Board of Directors are named as defendants in five derivative actions pending in the District Court, one filed by The Booth Family Trust in February 2022, one filed by Elaine Wang in July 2022, one filed by Jonathan Blaufarb (Blaufarb I) in July 2024, one filed by Lawrence Hollin in October 2024 and one filed by Jonathan Blaufarb (Blaufarb II) in October 2024. The Booth, Wang and Blaufarb II actions relate to ADUHELM and other matters, and the Blaufarb I and Hollin actions relate to statements about LEQEMBI, our compliance controls, 2023 earnings guidance and other matters. The actions allege breach of fiduciary duty, waste of corporate assets and other common law claims, and violations of the Securities Exchange Act of 1934, 15 U.S.C. §78a et seq. The actions seek declaratory and injunctive relief, monetary relief payable to Biogen, and attorneys’ fees and costs payable to the plaintiffs. The Booth and Wang actions are stayed.
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
Humana Patient Assistance Litigation
In March 2023 the District Court dismissed the previously disclosed action filed against us by Humana in September 2020. Humana had alleged damages related to our providing MS patients with free medications and making

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
charitable contributions to non-profit organizations that assist MS patients and had alleged violations of the federal RICO Act and state laws. In January 2025 the United States Court of Appeals for the First Circuit affirmed the District Court's dismissal of this action.
Genentech Litigation
In February 2023 Genentech, Inc. filed suit against us in the U.S. District Court for the Northern District of California and claims that it is owed royalties of approximately $92.7 million on sales of TYSABRI that occurred after the expiration of a patent licensed by Genentech to Biogen, plus interest and costs.
Lender Litigation
In April 2024, BioPharma Credit PLC, BPCR Limited Partnership, and BioPharma Credit Investments V (Master) LP filed suit against us and Reata Pharmaceuticals, Inc. in the Supreme Court of the State of New York alleging breach of a loan agreement with Reata and seeking payment of approximately $23.2 million, plus interest, costs and attorneys' fees.
Antitrust Litigation
In August and September 2024, four suits were filed against us in the U.S. District Court for the Northern District of Illinois and have been consolidated for pretrial purposes. Plaintiffs are Local No. 1 Health Fund, the Mayor and City Council of Baltimore, Teamsters Local 237 Welfare Fund and Teamsters Local 237 Retirees' Benefit Fund, New York State Teamsters Council Health and Hospital Fund, and UFCW Local 1500 Welfare Fund. Plaintiffs allege violations of federal antitrust laws including 15 U.S.C. §§ 1, 2 and 13(c) and of various state laws, based on contracts with pharmacy benefit managers related to TECFIDERA and VUMERITY. Plaintiffs seek declarations of the actions as class actions, monetary, declaratory and equitable relief, and attorneys' fees and costs.
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
Regulatory and Commercial Milestone Payments
Based on our development plans as of December 31, 2024, we could trigger potential future milestone payments to third parties of up to approximately $3.8 billion, including approximately $0.5 billion in development milestones, approximately $0.5 billion in regulatory milestones and approximately $2.8 billion in commercial milestones, as part

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
of our various collaborations, including licensing and development programs and HI-Bio's pre-existing commitments, as discussed below. Payments under these agreements generally become due and payable upon achievement of certain development, regulatory or commercial milestones. Because the achievement of these milestones was not considered probable as of December 31, 2024, such contingencies have not been recorded in our financial statements. Amounts related to contingent milestone payments are not considered contractual obligations as they are contingent on the successful achievement of certain development, regulatory or commercial milestones.
If certain clinical and commercial milestones are met, we may pay up to approximately $73.6 million in milestones in 2025 under our current agreements, excluding opt-in payments.
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
Other Funding Commitments
As of December 31, 2024, we have several ongoing clinical studies in various clinical trial stages. Our most significant clinical trial expenditures are to CROs. The contracts with CROs are generally cancellable, with notice, at our option. We recorded accrued expense of approximately $21.7 million in our consolidated balance sheets for expenditures incurred by CROs as of December 31, 2024. We have approximately $509.2 million in cancellable future commitments based on existing CRO contracts as of December 31, 2024.
Tax Related Obligations
We exclude liabilities pertaining to uncertain tax positions from our summary of contractual obligations as we cannot make a reliable estimate of the period of cash settlement with the respective taxing authorities. As of December 31, 2024, we have approximately $173.8 million of liabilities associated with uncertain tax positions.
As of December 31, 2024 and 2023, we have accrued income tax liabilities of approximately $234.0 million and $419.5 million, respectively, under the Transition Toll Tax. The amount accrued as of December 31, 2024, is expected to be paid within one year. The Transition Toll Tax is being paid in installments over an eight--year period, which started in 2018, and will not accrue interest. For additional information on the Transition Toll Tax, please read Note 17, Income Taxes, to these consolidated financial statements.

Note 23:	Guarantees
As of December 31, 2024 and 2023, we did not have significant liabilities recorded for guarantees.
We enter into indemnification provisions under our agreements with other companies in the ordinary course of business, typically with business partners, contractors, clinical sites and customers. Under these provisions, we generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of our activities. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. However, to date we have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of December 31, 2024 and 2023.

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

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Savings Plan’s matching formula. All matching contributions and participant contributions vest immediately. The 401(k) Savings Plan also holds certain transition contributions on behalf of participants who previously participated in the Biogen, Inc. Retirement Plan. The expense related to our 401(k) Savings Plan primarily consists of our matching contributions.
Expense related to our 401(k) Savings Plan totaled approximately $51.5 million, $55.9 million and $56.0 million for the years ended December 31, 2024, 2023 and 2022, respectively.
Deferred Compensation Plan
We maintain a non-qualified deferred compensation plan, known as the SSP, which allows a select group of management employees in the U.S. to defer a portion of their compensation. The SSP also provides certain credits to highly compensated U.S. employees that are paid by the company. These credits are known as the Restoration Match. The deferred compensation amounts are accrued when earned. Such deferred compensation is distributable in cash in accordance with the rules of the SSP. Deferred compensation amounts under such plan as of December 31, 2024 and 2023, totaled approximately $140.6 million and $134.6 million, respectively, and are included in other long-term liabilities in our consolidated balance sheets. The SSP also holds certain transition contributions on behalf of participants who previously participated in the Biogen, Inc. Retirement Plan. The Restoration Match and participant contributions vest immediately. Distributions to participants can be either in one lump sum payment or annual installments as elected by the participants.
Pension Plans
Our retiree benefit plans include defined benefit plans for employees in our affiliates in Switzerland and Germany as well as other insignificant defined benefit plans in certain other countries where we maintain an operating presence.
Our Swiss plan is a government-mandated retirement fund that provides employees with a minimum investment return. The minimum investment return is determined annually by the Swiss government and was 1.00% in 2024, 1.75% in 2023 and 2.00% in 2022. Under the Swiss plan, both we and certain of our employees with annual earnings in excess of government determined amounts are required to make contributions into a fund managed by an independent investment fiduciary. Employer contributions must be in an amount at least equal to the employee’s contribution. Minimum employee contributions are based on the respective employee’s age, salary and gender. As of December 31, 2024 and 2023, the Swiss plan had an unfunded net pension obligation of $61.5 million and $51.5 million, respectively, and plan assets that totaled $224.7 million and $239.6 million, respectively. In 2024, 2023 and 2022 we recognized net expense totaling $17.5 million, $17.6 million and $20.0 million, respectively, related to our Swiss plan, of which $6.0 million, $5.1 million and $5.3 million, respectively, was included in other (income) expense, net in our consolidated statements of income.
The obligations under the German plans are unfunded and totaled $45.6 million and $46.5 million as of December 31, 2024 and 2023, respectively. Net periodic pension cost related to the German plans totaled $3.8 million, $3.6 million and $5.9 million for the years ended December 31, 2024, 2023 and 2022, respectively, of which $1.1 million, $0.8 million and $1.8 million, respectively, was included in other (income) expense, net in our consolidated statements of income.

Note 25:	Segment Information
We operate and are managed as one operating segment, and derive revenue from activities related to the discovery, development and delivery of innovative therapies for people living with serious and complex diseases.
Our research and development organization is responsible for the research and discovery of new product candidates and supports development and registration efforts for potential future products. Our pharmaceutical, operations and technology organization manages the development of the manufacturing processes, clinical trial supply, commercial product supply, distribution, buildings and facilities. Our commercial organization is responsible for U.S. and international development of our commercial products. We are also supported by corporate staff functions.
Our CEO, as the CODM, manages and allocates resources to the operations of our company on a total company basis by assessing the overall level of resources available and how to best deploy these resources across functions, therapeutic areas and research and development projects that are in line with our long-term company-wide strategic goals. In making these decisions, our CEO uses consolidated financial information for purposes of evaluating performance, forecasting future period financial results, allocating resources and setting incentive targets. The

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CODM performs this assessment based on the segment’s net income. Through this analysis, which includes a comparison to budgeted results, the CODM assesses performance and how to allocate resources across the functions discussed above. The measure of segment assets used in determining how to manage and allocate resources is reported within our consolidated balance sheets as total assets.
The tables presented below, which were prepared in accordance with the accounting policies discussed in Note 1, Summary of Significant Accounting Policies, contain additional information on enterprise-wide disclosures about product revenue, other revenue and long-lived assets, as well as our segment’s revenue and profits, including significant segment expense and other segment items. Revenue is primarily attributed to individual countries based on location of the customer or licensee.
Geographic Information
The following tables contain certain financial information by geographic area:

	December 31, 2024
(In millions)	U.S.	Europe(1)	Germany	Asia	Other	Total
Product revenue from external customers	$3,237.3	$2,171.5	$955.6	$366.9	$482.2	$7,213.5
Revenue from anti-CD20 therapeutic programs	1,673.6	0.6	—	—	75.7	1,749.9
Contract manufacturing, royalty and other revenue	395.0	0.4	—	257.2	—	652.6
Long-lived assets	1,366.1	2,139.2	13.3	8.5	10.6	3,537.7

	December 31, 2023
(In millions)	U.S.	Europe(1)	Germany	Asia	Other	Total
Product revenue from external customers	$3,141.4	$2,127.4	$868.0	$649.4	$460.5	$7,246.7
Revenue from anti-CD20 therapeutic programs	1,618.5	0.4	—	—	70.7	1,689.6
Contract manufacturing, royalty and other revenue	673.6	11.7	—	214.0	—	899.3
Long-lived assets	1,443.0	2,248.0	17.5	8.3	12.9	3,729.7

	December 31, 2022
(In millions)	U.S.	Europe(1)	Germany	Asia	Other	Total
Product revenue from external customers	$3,469.3	$2,401.3	$926.2	$672.1	$518.9	$7,987.8
Revenue from anti-CD20 therapeutic programs	1,636.4	0.1	—	—	64.0	1,700.5
Contract manufacturing, royalty and other revenue	425.8	11.7	—	47.6	—	485.1
Long-lived assets	1,369.4	2,275.8	21.0	13.7	22.6	3,702.5

(1) Represents amounts related to Europe less those attributable to Germany.
Long-Lived Assets
As of December 31, 2024, 2023 and 2022, approximately $2,056.2 million, $2,156.4 million and $2,198.5 million, respectively, of our long-lived assets were related to the construction of our large-scale biologics manufacturing facility in Solothurn, Switzerland.
For additional information on our Solothurn manufacturing facility, please read Note 11, Property, Plant and Equipment, to these consolidated financial statements.

BIOGEN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Additional Segment Information
The following table includes additional information about reported segment revenue, significant segment expense and segment measure of profitability:

	For the Years Ended December 31,
(In millions)	2024	2023	2022
Total revenue	$9,675.9	$9,835.6	$10,173.4
Less cost and expense:
Cost of sales, excluding amortization and impairment of acquired intangible assets:
Product cost of sales	1,604.2	1,787.2	1,504.8
Royalty cost of sales	706.2	746.2	773.5
Research and development:
Milestone and upfront expense	61.5	16.6	76.2
Research and discovery	201.5	212.5	289.4
Early stage programs	286.6	361.0	289.9
Late stage programs	209.7	250.5	484.5
Marketed products	534.7	766.1	361.5
Other research and development costs(1)	747.8	855.3	729.6
Selling, general and administrative	2,403.7	2,549.7	2,403.6
Other segment expense(2)	1,287.8	1,129.4	213.5
Net Income attributable to Biogen Inc.	$1,632.2	$1,161.1	$3,046.9

(1) Other research and development costs primarily consist of indirect costs incurred in support of overall research and development activities and non-specific programs, including activities that benefit multiple programs, such as management costs, as well as depreciation, information technology and facility-based expenses and are not allocated to a specific program or stage.
(2) Other segment expense includes: amortization and impairment of acquired intangible assets; collaboration profit sharing/(loss reimbursement); (gain) loss on fair value remeasurement of contingent consideration; restructuring charges; gain on sale of priority review voucher, net; gain on sale of building, net; other (income) expense, net; income tax (benefit) expense; equity in (income) loss of investee, net of tax; and net income (loss) attributable to noncontrolling interests, net of tax.

Note 26:	Subsequent Events
In February 2025 we entered into an arrangement with Royalty Pharma under which we will receive up to $200.0 million in 2025 and up to $50.0 million in 2026 to co-fund our development costs for the litifilimab program.
Following potential regulatory approval, Royalty Pharma will be eligible for regulatory milestones and royalties of a mid-single digits percentage of the applicable net sales.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Biogen Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Biogen Inc. and its subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of income, of comprehensive income, of equity and of cash flow for each of the three years in the period ended December 31, 2024, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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
Reserves for Medicaid and Managed Care Rebates in the U.S.
As described in Notes 1 and 5 to the consolidated financial statements, the Company recognized revenue from product sales, net of reserves, including contractual adjustments related to Medicaid and managed care rebates in the U.S. Within accrued expense and other, revenue-related reserves amounted to $937.5 million as of December 31, 2024. A portion of this balance includes contractual adjustments for Medicaid and managed care rebates in the U.S. Medicaid rebates relate to the Company’s estimated obligations to states under established reimbursement arrangements. The Company’s liability for Medicaid rebates consists of estimates for claims that a state will make for the current quarter, claims for prior quarters that have been estimated for which an invoice has not been received, invoices received for claims from the prior quarters that have not been paid and an estimate of potential claims that will be made for inventory that exists in the distribution channel at period end. Managed care rebates in the U.S. represent the Company’s estimated obligations to third-parties, primarily pharmacy benefit managers. These rebates result from performance-based goals, formulary position and price increase limit allowances (price protection). The calculation of the accrual for these rebates is based on an estimate of the coverage patterns and the resulting applicable contractual rebate rate(s) to be earned over a contractual period. Rebate accruals for Medicaid and managed care in the U.S. are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a liability which is included in accrued expense and other current liabilities. The estimates of the reserves for Medicaid and managed care in the U.S. reflect historical experience, current contractual and statutory requirements, specific known market events and trends, industry data and forecasted customer buying and payment patterns.
The principal considerations for our determination that performing procedures relating to reserves for Medicaid and managed care rebates in the U.S. is a critical audit matter are (i) the significant judgment by management due to the significant measurement uncertainty when developing the estimate of the reserves and (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management's significant assumptions related to historical experience, current contractual requirements, specific known market events, and forecasted customer buying and payment patterns.
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

Acquisition of Human Immunology Biosciences, Inc. (HI-Bio) - Valuation of In-Process Research and Development Intangible Assets
As described in Notes 1 and 2 to the consolidated financial statements, on July 2, 2024, the Company completed the acquisition of HI-Bio for total consideration of $1,622.4 million. In-process research and development (IPR&D) intangible assets of $1,635.0 million were recorded, which include $920.0 million related to felzartamab indication for immunoglobulin A. nephropathy (IgAN), $450.0 million related to felzartamab indication for antibody-mediated rejection (AMR), and $265.0 million related to felzartamab indication for primary membranous nephropathy (PMN). Management uses the multi-period excess earnings method, which is a form of the income approach, utilizing post-tax cash flows and discount rates in estimating the fair value of identifiable intangible assets acquired when allocating the purchase consideration paid for the acquisition. The estimates of the fair value of identifiable intangible assets involve significant judgment by management and include assumptions with measurement uncertainty, such as the amount and timing of projected cash flow, long-term sales forecasts, discount rates, and the timing and probability of regulatory and commercial success.
The principal considerations for our determination that performing procedures relating to the valuation of IPR&D intangible assets acquired in the acquisition of HI-Bio is a critical audit matter are (i) the significant judgment by management due to the significant measurement uncertainty when developing the fair value estimate of the IPR&D intangible assets acquired; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to long-term sales forecasts, discount rate, and the probability of regulatory and commercial success for the IPR&D intangible assets acquired; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the acquisition accounting, including controls over management’s valuation of the IPR&D intangible assets acquired. These procedures also included, among others (i) reading the purchase agreement; (ii) testing management’s process for developing the fair value estimate of the IPR&D intangible assets acquired; (iii) evaluating the appropriateness of the multi-period excess earnings method used by management; (iv) testing the completeness and accuracy of certain of the data used in the multi-period excess earnings method; and (v) evaluating the reasonableness of the significant assumptions used by management related to long-term sales forecasts, discount rate, and the probability of regulatory and commercial success for the IPR&D intangible assets acquired. Evaluating management's assumptions related to long-term sales forecasts and the probability of regulatory and commercial success for the IPR&D intangible assets acquired involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the acquired business and (ii) whether the assumptions were consistent with evidence obtained in other areas of the audit. Evaluating management’s assumption related to long-term sales forecasts also involved considering the consistency with external market and industry data. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the multi-period excess earnings method and (ii) the reasonableness of the discount rate significant assumption for the IPR&D intangible assets acquired.
/s/PricewaterhouseCoopers LLP
Boston, Massachusetts
February 12, 2025

We have served as the Company's auditor since 2003.